Form 10-Q
period 2013-03-31
Carlyle GMS Finance, Inc.
filed 2013-05-28
CIK 1544206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period                      to

Commission File No. 814-00995

CARLYLE GMS FINANCE, INC.

(Exact name of Registrant as specified in its charter)

Maryland	80-0789789
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

520 Madison Avenue, 38th Floor, New York, NY 10022

(Address of principal executive office) (Zip Code)

(212) 813-4900

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 17, 2013
Common stock, $0.01 par value	100

CARLYLE GMS FINANCE, INC.

INDEX

Part I.	Financial Information	3
Item 1.	Financial Statements	3

	Consolidated Statement of Assets and Liabilities as of March 31, 2013 (unaudited) and Statement of Assets and Liabilities as of December 31, 2012	3

	Notes to the Consolidated Statement of Assets and Liabilities as of March 31, 2013 (unaudited) and Statement of Assets and Liabilities as of December 31, 2012	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

Part II.	Other Information	20

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Mine Safety Disclosures	20

Item 5.	Other Information	20

Item 6.	Exhibits	20

	Signatures	21

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CARLYLE GMS FINANCE, INC.

CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES AS OF MARCH 31, 2013 (UNAUDITED) AND STATEMENT OF ASSETS AND LIABILITIES AS OF DECEMBER 31, 2012

(A DEVELOPMENT STAGE ENTITY)

	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
Cash and cash equivalents	$2,000	$2,000

Total assets	2,000	2,000

Commitments and contingencies (Note 5)
NET ASSETS
Common stock, $0.01 par value; 200,000,000 shares authorized; 100 shares issued and outstanding	1	1
Paid-in capital in excess of par value	1,999	1,999

Total net assets	$2,000	$2,000

Total liabilities and net assets	$2,000	$2,000
NUMBER OF SHARES OUTSTANDING	100	100
NET ASSETS PER SHARE	$20	$20

See accompanying notes to Consolidated Statement of Assets and Liabilities as of March 31, 2013 (unaudited) and Statement of Assets and Liabilities as of December 31, 2012.

CARLYLE GMS FINANCE, INC.

NOTES TO CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES AS OF MARCH 31, 2013 (UNAUDITED) AND STATEMENT OF ASSETS AND LIABILITIES AS OF DECEMBER 31, 2012

1. ORGANIZATION

Carlyle GMS Finance, Inc. (“GMS Finance” or the “Company”) is a Maryland corporation formed on February 8, 2012 and structured as an externally managed, non-diversified closed-end investment company. On May 2, 2013, GMS Finance filed its election to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). GMS Finance intends to be treated, and intends to comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended, (the “Code”) commencing with its taxable year ending December 31, 2013.

GMS Finance’s investment objective is to generate current income and capital appreciation primarily through debt investments in U.S. middle market companies with approximately $10 million to $100 million of earnings before interest, taxes, depreciation and amortization (“EBITDA”). GMS Finance will seek to achieve its investment objective by investing primarily in first lien senior secured and unitranche loans to private U.S. middle market companies that are, in many cases, controlled by private equity investment firms (“Middle Market Senior Loans”). Depending on market conditions, GMS Finance expects that between 70% and 80% of the value of its assets will be invested in Middle Market Senior Loans, with the balance invested in higher-yielding investments, which may include middle market junior loans such as corporate mezzanine loans, equity co-investments, broadly syndicated first lien senior secured loans and second lien loans, high-yield bonds, structured products and/or other opportunistic investments.

GMS Finance was initially funded on March 30, 2012 with the purchase of 100 shares at a net asset value per share (“NAV”) of $20.00 by Carlyle GMS Investment Management L.L.C. (the “Investment Adviser”). On May 2, 2013, GMS Finance completed its initial closing of capital commitments (the “Initial Closing”) and subsequently commenced substantial investment operations. Therefore, as of March 31, 2013 and December 31, 2012, GMS Finance had not commenced operations and was a development stage company as defined by Accounting Standards Codification 915, Development Stage Entity. During this time, GMS Finance focused substantially all of its efforts on establishing its business. If GMS Finance has not consummated an initial public offering of its common stock that results in an unaffiliated public float of at least 15% of the aggregate capital commitments received prior to the date of such initial public offering (a “Qualified IPO”) within five years following the Initial Closing, then GMS Finance (subject to any necessary stockholder approvals and applicable requirements of the Investment Company Act) will use its best efforts to wind down and/or liquidate and dissolve.

GMS Finance is an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012. GMS Finance will remain an emerging growth company for up to five years following an initial public offering, although if the market value of the common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time, GMS Finance would cease to be an emerging growth company as of the following December 31.

Carlyle GMS Finance SPV LLC (the “Borrower Sub”) is a Delaware limited liability company that was formed on January 3, 2013. The Borrower Sub will invest in first lien senior secured loans and second lien loans. The Borrower Sub is a wholly-owned subsidiary of the Company and is consolidated in the Consolidated Statement of Assets and Liabilities as of March 31, 2013.

GMS Finance will be externally managed by its Investment Adviser, an investment adviser registered under the Investment Advisers Act of 1940, as amended. Carlyle GMS Finance Administration, LLC (the “Administrator”) will provide the administrative services necessary for GMS Finance to operate. Both the Investment Adviser and the Administrator are wholly owned subsidiaries of Carlyle Investment Management, L.L.C., a subsidiary of The Carlyle Group L.P. (“Carlyle”), a global alternative asset manager.

Upon becoming a BDC, GMS Finance will be required to comply with certain regulatory requirements. As part of this, the Company must not acquire any assets other than “qualifying assets” specified in the Investment Company Act unless, at the time the acquisition is made, at least 70% of its total assets are qualifying assets (with certain limited exceptions).

GMS Finance intends to be treated, and intends to comply with the requirements to qualify annually, as a RIC under the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, GMS Finance must, among other things, meet certain source-of-income and asset diversification requirements and timely distribute to its stockholders generally at least 90% of its investment company taxable income, as defined by the Code, for each year. Pursuant to this election, GMS Finance generally will not have to pay corporate level taxes on any income that it distributes to stockholders provided that GMS Finance satisfies those requirements.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Consolidated Statement of Assets and Liabilities as of March 31, 2013 and the Statement of Assets and Liabilities as of December 31, 2012 of the Company are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“US GAAP”). Management has determined that GMS Finance and the Borrower Sub are both investment companies for the purposes of financial reporting and GMS Finance will consolidate the Borrower Sub. The Borrower Sub had no assets or liabilities as of March 31, 2013 and December 31, 2012. US GAAP for an investment company requires investments to be recorded at estimated fair value. The carrying value for all other assets and liabilities approximates their fair value.

Interim financial statements are prepared in accordance with US GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 or 10 of Regulation S-X. In the opinion of management, all adjustments considered necessary for the fair presentation of Consolidated Statement of Assets and Liabilities for the interim period presented have been included. The Company had not yet commenced operations as of March 31, 2013 and therefore the current period’s results of operations are not indicative of the results that ultimately may be achieved for the fiscal year ending December 31, 2013.

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits and highly liquid investments (e.g. money market funds, U.S. treasury notes) with original maturities of three months or less. Cash and cash equivalents are carried at cost which approximates fair value. The Company’s cash and cash equivalents are held with financial institutions.

Organization and Offering Expenses

The Company will reimburse the Investment Adviser for initial organization and offering costs incurred on behalf of the Company up to $1.5 million. The $1.5 million of reimbursed organizational and offering costs will be allocated to all stockholders based on their respective capital commitment and will be re-allocated amongst all stockholders at the time of each closing or capital drawdown subsequent to the Initial Closing. The Company’s organization costs incurred will be expensed and the offering costs will be charged against equity when incurred.

As there were no formal commitments of external capital as of March 31, 2013 and December 31, 2012, no such costs have been recorded or paid by the Company.

Income Taxes

GMS Finance intends to elect for federal income tax purposes to be treated as a RIC under the Code, and intends to make the required distributions to its stockholders as specified therein. In order to qualify as a RIC, GMS Finance must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then GMS Finance is generally required to pay income taxes only on the portion of its taxable income and gains it does not distribute.

The minimum distribution requirements applicable to RICs require GMS Finance to distribute to its stockholders at least 90% of its investment company taxable income (“ICTI”), as defined by the Code, each year. Depending on the level of ICTI earned in a tax year, GMS Finance may choose to carry forward ICTI in excess of current year distributions into the next tax year. Any such carryover ICTI must be distributed before the end of that next tax year through a dividend declared prior to filing the final tax return related to the year which generated such ICTI.

In addition, based on the excise distribution requirements, GMS Finance will be subject to a 4% nondeductible federal excise tax on undistributed income unless GMS Finance distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by GMS Finance that is subject to corporate income tax will be considered to have been distributed. GMS Finance intends to make sufficient distributions each taxable year to satisfy the excise distribution requirements.

The Borrower Sub is a disregarded entity for tax purposes and will be consolidated with the return of GMS Finance.

Dividends and Distributions to Common Stockholders

To the extent that the Company has income available, the Company intends to make quarterly distributions to its common stockholders. Dividends and distributions to common stockholders will be recorded on the record date. The amount to be distributed will be determined by the Board of Directors each quarter and will generally be based upon the earnings estimated by management. Net realized capital gains, if any, will generally be distributed at least annually, although the Company may decide to retain such capital gains for investment.

The Company has adopted a dividend reinvestment plan that provides for reinvestment of any distributions on behalf of its stockholders, unless a stockholder elects to receive cash. As a result of adopting such a plan, if the Board of Directors authorizes, and the Company declares, a cash dividend or distribution, the stockholders who have not opted out of the dividend reinvestment plan would have their cash dividends or distributions automatically reinvested in additional shares of the Company’s common stock, rather than receiving cash.

Prior to a Qualified IPO, the Company would intend to use primarily newly issued shares of its common stock to implement the plan issued at net asset value per share determined as of the valuation date fixed by the Board of Directors for such dividend or distribution. After a Qualified IPO, the Company would intend to use primarily newly issued shares to implement the plan so long as the market value per share is equal to or greater than the net asset value per share on the relevant valuation date. If the market value per share is less than the net asset value per share on the relevant valuation date, the plan administrator would purchase the common stock on behalf of participants in the open market, unless the Company instructs the plan administrator otherwise.

As of March 31, 2013 and December 31, 2012, the Company had not completed the Initial Closing or commenced investment activities. As of March 31, 2013 and December 31, 2012, no dividends or distributions had been declared or paid by the Company.

Functional Currency

The functional currency of the Company is the U.S. Dollar.

Use of Estimates

The preparation of the Consolidated Statement of Assets and Liabilities as of March 31, 2013 and the Statement of Assets and Liabilities as of December 31, 2012 in conformity with US GAAP requires management to make assumptions and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the statements. Management’s estimates are based on historical experiences and other factors, including expectations of future events that management believes to be reasonable under the circumstances. It also requires management to exercise judgment in the process of applying the Company’s accounting policies. Assumptions and estimates regarding the valuation of investments and their resulting impact on management and incentive fees involve a higher degree of judgment and complexity and these assumptions and estimates may be significant to the consolidated statement of assets and liabilities. Actual results could differ from these estimates and such differences could be material.

Recent Accounting Standards Updates

Management does not believe any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying Consolidated Statement of Assets and Liabilities as of March 31, 2013 and the Statement of Assets and Liabilities as of December 31, 2012.

3. RELATED PARTY TRANSACTIONS

Investment Advisory Agreement

On April 3, 2013, the Company’s Board of Directors, including a majority of the directors who are not interested persons as defined in the Investment Company Act, approved an investment advisory and management agreement (the “Investment Advisory Agreement”) between the Company and the Investment Adviser in accordance with, and on the basis of an evaluation satisfactory to such directors as required by, Section 15(c) of the Investment Company Act and applicable rules and regulations thereunder. Subject to the overall supervision of the Board of Directors, the Investment Adviser provides investment advisory services to the Company. For providing these services, the Investment Adviser receives a fee from the Company consisting of two components—a base management fee and an incentive fee.

The base management fee will be calculated and payable quarterly in arrears at an annual rate of 1.50% of the average daily gross assets of the Company for the period adjusted for share issuances or repurchases, excluding any cash and cash equivalents and including assets acquired with leverage from use of revolving credit facility (see Note 4, Borrowings). For purposes of this calculation, cash and cash equivalents include any temporary investments in cash-equivalents, U.S. government securities and other high quality investment grade debt investments that mature in 12 months or less from the date of investment. The Investment Adviser contractually waived one-third (0.50%) of the base management fee prior to a Qualified IPO. The fee waiver will terminate if and when a Qualified IPO has been consummated.

The incentive fee has two parts. The first part is calculated and payable quarterly in arrears based on the pre-incentive fee net investment income for the immediately preceding calendar quarter. The second part will be determined and payable in arrears based on capital gains as of the end of each calendar year.

Pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the operating expenses accrued for the quarter (including the base management fee, expenses payable under the administration agreement, and any interest expense or fees on any credit facilities or outstanding debt and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income does not include, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with pay-in-kind interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

Prior to any Qualified IPO of the Company’s common stock, pre-incentive fee net investment income, expressed as a rate of return on the average daily Hurdle Calculation Value (as defined below) throughout the immediately preceding calendar quarter, will be compared to a “hurdle rate” of 1.50% per quarter (6% annualized). “Hurdle Calculation Value” means, on any given day, the sum of (x) the value of net assets as of the end of the calendar quarter immediately preceding such day plus (y) the aggregate amount of capital drawn from investors (or reinvested in the Company pursuant to a dividend reinvestment plan) from the beginning of the current quarter to such day minus (z) the aggregate amount of distributions (including share repurchases) made by the Company from the beginning of the current quarter to such day but only to the extent such distributions were not declared and accounted for on the books and records in a previous quarter.

GMS Finance pays its Investment Adviser an incentive fee with respect to its pre-incentive fee net investment income in each calendar quarter as follows:

•	no incentive fee based on pre-incentive fee net investment income in any calendar quarter in which its pre-incentive fee net investment income does not exceed the hurdle of 1.50%;

•

100% of pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle but is less than 1.875% in any calendar quarter (7.50% annualized). The Company refers to this portion of the pre-incentive fee net investment income (which exceeds the hurdle but is less than 1.875%) as the “catch-up.” The “catch-up” is meant to provide the Investment Adviser with approximately 20% of the Company’s pre-incentive fee net investment income as if a hurdle did not apply if this net investment income exceeds 1.875% in any calendar quarter; and

•

20% of the amount of pre-incentive fee net investment income, if any, that exceeds 1.875% in any calendar quarter (7.50% annualized) will be payable to the Investment Adviser. This reflects that once the hurdle is reached and the catch-up is achieved, 20% of all pre-incentive fee investment income thereafter is allocated to the Investment Adviser.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20% of realized capital gains, if any, on a cumulative basis from inception through the date of determination, computed net of all realized capital losses on a cumulative basis and unrealized capital depreciation, less the aggregate amount of any previously paid capital gain incentive fees, provided that, the incentive fee determined at the end of the first calendar year of operations may be calculated for a period of shorter than twelve calendar months to take into account any realized capital gains computed net of all realized capital losses on a cumulative basis and unrealized capital depreciation.

The Company will defer payment of any incentive fee otherwise earned by the Investment Adviser if, during the most recent four full calendar quarter periods (or, if less, the number of full calendar quarters completed since the initial drawdown of capital from the stockholders, “Initial Drawdown”) ending on or prior to the date such payment is to be made, the sum of (a) the aggregate distributions to stockholders and (b) the change in net assets (defined as gross assets less indebtedness and before taking into account any incentive fees payable during the period) is less than 6.0% of net assets (defined as gross assets less indebtedness) at the beginning of such period, provided, that such percentage will be appropriately prorated during the four full calendar quarters immediately following the Initial Drawdown. These calculations will be adjusted for any share issuances or repurchases. Any deferred incentive fees will be carried over for payment in subsequent calculation periods. The Investment Adviser may earn an incentive fee under the Investment Advisory Agreement on the Company’s repurchase of debt issued by the Company at a gain.

Prior to a Qualified IPO and subject to the receipt of any necessary regulatory approvals, the Company’s Investment Adviser intends to make (or require individual employees or entities in which employees own an interest to make) capital commitments to purchase shares of the Company’s common stock in an amount equal to approximately 25% of each installment of the net after tax incentive fee that the Investment Adviser receives from the Company.

As of March 31, 2013 and December 31, 2012, the Company had not completed the Initial Closing or commenced investment activities. No base management or incentive fees will be accrued or paid to the Investment Adviser prior to the commencement of investment activities.

On April 3, 2013, the Investment Adviser entered into a personnel agreement with The Carlyle Group Employee Co., L.L.C., an affiliate of the Investment Adviser, pursuant to which The Carlyle Group Employee Co., L.L.C. will provide the Investment Adviser with access to the investment professionals.

Administration Agreement

On April 3, 2013, the Company’s Board of Directors approved an administration agreement (the “Administration Agreement”) between the Company and the Administrator. Pursuant to the Administration Agreement, the Administrator provides services and receives reimbursements equal to an amount that reimburses the Administrator for its costs and expenses and the Company’s allocable portion of overhead incurred by the Administrator in performing its obligations under the Administration Agreement, including the Company’s allocable portion of the compensation paid to or compensatory distributions received by the Company’s officers (including the Chief Compliance Officer and Chief Financial Officer) and respective staff who provide services to the Company, operations staff who provide services to the Company, and any internal audit staff, to the extent internal audit performs a role in the Sarbanes-Oxley internal control assessment. Reimbursement under the Administration Agreement will occur quarterly in arrears.

As of March 31, 2013 and December 31, 2012, the Company had not completed the Initial Closing or commenced investment activities. No administrative services will be provided or charged to the Company until completion of the Initial Closing.

Sub-Administration Agreements

On April 3, 2013, the Administrator entered into sub-administration agreements with The Carlyle Group Employee Co., L.L.C. and CELF Advisors LLP. Pursuant to the agreements, The Carlyle Group Employee Co., L.L.C. and CELF Advisors LLP will provide the Administrator access to personnel.

On April 3, 2013, the Administrator has entered into a sub-administration agreement with State Street Bank and Trust Company.

Placement Fees

On April 3, 2013, the Company entered into a placement fee arrangement with TCG Securities, L.L.C. (“TCG”), a licensed broker-dealer and an affiliate of the Investment Adviser, which may require stockholders to pay a placement fee in addition to their capital commitments for TCG’s services.

As of March 31, 2013 and December 31, 2012, the Company had not completed the Initial Closing. No placements have been made and no placement fees charged to the Company.

Board of Directors

GMS Finance’s Board of Directors currently consists of seven members, four of whom are not “interested persons” of GMS Finance as defined in Section 2(a)(19) of the Investment Company Act (“Independent Directors”). On April 3, 2013, the Board of Directors also established an Audit Committee made up of its Independent Directors, and may establish additional committees in the future. As of March 31, 2013 and December 31, 2012, GMS Finance had incurred no fees associated with its Independent Directors or the Audit Committee.

4. BORROWINGS

As of March 31, 2013 and December 31, 2012, the Company had not commenced operations or incurred any liabilities for outstanding borrowings.

Revolving Credit Facility

The Borrower Sub closed on May 24, 2013 on a senior secured revolving credit facility with various lenders (the “Revolving Credit Facility”). The Revolving Credit Facility will become available to the Company for borrowing once the Borrower Sub has at least $30 million of minimum equity in its assets held. The Revolving Credit Facility provides for secured borrowings up to the lesser of $500 million or the amount of capital commitments the Company has received, subject to restrictions imposed on borrowings under the Investment Company Act and adequate collateral to support such borrowings. The Revolving Credit Facility has a three-year revolving period (with two one-year extension options, subject to the Borrower Sub’s and the lenders’ consent) and a maturity date six years from the Effective Date of the facility (extendable in connection with an extension of the revolving period). Base rate borrowings under the Revolving Credit Facility bears interest initially at LIBOR plus 1.75% per year, with pre-determined future interest rate increases of 1.00%-2.00% over three years. The Borrower Sub is also required to pay a commitment fee of between 0.25% and 1.00% per year depending on the usage of the Revolving Credit Facility. Payments under the Revolving Credit Facility are made quarterly. The lenders have a first lien security interest on all of the assets of the Borrower Sub.

As part of the Revolving Credit Facility, the Borrower Sub is subject to limitations as to how borrowed funds may be used including, but not limited to, restrictions on sector concentrations, loan size, tenor and investment ratings (or estimated ratings). The Revolving Credit Facility has certain requirements relating to interest coverage and portfolio performance, including limitations on delinquencies and charge offs, violation of which could result in the immediate acceleration of the amounts due under the Revolving Credit Facility. The Revolving Credit Facility is also subject to a borrowing base that applies different advance rates to assets held by the Borrower Sub based generally on the fair market value of such assets. Under certain circumstances, GMS Finance could be obliged to repurchase loans from the Borrower Sub.

5. COMMITMENTS AND CONTINGENCIES

In the ordinary course of its business, the Company may enter into contracts or agreements that contain indemnifications or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the Consolidated Statement of Assets and Liabilities as of March 31, 2013 and the Statement of Assets and Liabilities as of December 31, 2012 for any such exposure.

6. NET ASSETS

In connection with its formation, the Company has the authority to issue 200,000,000 shares of common stock at a $0.01 per share par value.

On March 30, 2012, the Company issued 100 common shares for $2,000 to the Investment Adviser. The Company has not had any other equity transactions as of March 31, 2013 and December 31, 2012.

7. LITIGATION

The Company may become party to certain lawsuits in the ordinary course of business. As of March 31, 2013 and December 31, 2012, the Company is not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against the Company.

8. TAX

The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of Accounting Standards Codification 740, Income Taxes, as of March 31, 2013 and December 31, 2012.

In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. As of March 31, 2013 and December 31, 2012, the Company has yet to file any tax returns and therefore is not yet subject to examination.

9. SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the Consolidated Statement of Assets and Liabilities as of March 31, 2013, except as disclosed below.

On April 12, 2013, GMS Finance’s registration statement on Form 10 (“Registration Statement”) was deemed effective and GMS Finance became subject to the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including the rules and regulations promulgated thereunder. These rules require GMS Finance, among other things, to file with the Securities and Exchange Commission (“SEC”) annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and GMS Finance will be required to comply with all other obligations of the Exchange Act applicable to issuers filing registration statements to register securities pursuant to Section 12(g) of the Exchange Act.

Following effectiveness of the Registration Statement, GMS Finance filed an election on May 2, 2013 to be regulated as a BDC under the Investment Company Act. Upon the filing of the election, GMS Finance became subject to the Investment Company Act requirements applicable to BDCs.

The Company completed its Initial Closing on May 2, 2013 and completed a second closing on May 24, 2013. The Company delivered capital drawdown notices to its investors on May 8, 2013 and May 24, 2013.

On May 24, 2013, the Borrower Sub completed the closing of its Revolving Credit Facility which provides for secured borrowings up to the lesser of $500 million or the amount of capital commitments the Company has received, subject to restrictions imposed on borrowings under the Investment Company Act and adequate collateral to support such borrowings.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.

The information contained in this section should be read in conjunction with the financial data, the Consolidated Statement of Assets and Liabilities as of March 31, 2013 and the Statement of Assets and Liabilities as of December 31, 2012 and notes thereto appearing elsewhere in this quarterly report. In addition, some of the statements in this report (including in the following discussion) constitute forward-looking statements, which relate to future events or the future performance or financial condition of Carlyle GMS Finance, Inc. (“GMS Finance,” “we,” “us,” or “our”). The forward-looking statements contained in this report involve a number of risks and uncertainties, including statements concerning:

•	our, or our portfolio companies’, future business, operations, operating results or prospects;

•	the return or impact of current and future investments;

•	the impact of a protracted decline in the liquidity of credit markets on our business;

•	the impact of fluctuations in interest rates on our business;

•	the impact of changes in laws or regulations (including the interpretation thereof) governing our operations or the operations of our portfolio companies;

•	the valuation of our investments in portfolio companies, particularly those having no liquid trading market;

•	our ability to recover unrealized losses;

•	market conditions and our ability to access alternative debt markets and additional debt and equity capital;

•	our contractual arrangements and relationships with third parties;

•	the general economy and its impact on the industries in which we invest;

•	the financial condition of and ability of our current and prospective portfolio companies to achieve their objectives;

•	our expected financings and investments;

•	our ability to successfully integrate any acquisitions;

•	the adequacy of our cash resources and working capital;

•	the timing, form and amount of any dividend distributions;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability of our investment adviser to locate suitable investments for us and to monitor and administer our investments; and

•	our intent to be treated as a regulated investment company under Subchapter M of the Internal Revenue Code of 1986, as amended.

We use words such as “anticipates,” “believes,” “expects,” “intends,” “will,” “should,” “may” and similar expressions to identify forward-looking statements, although not all forward-looking statements include these words. Our actual results and condition could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” in our Amended Registration Statement on Form 10 filed with the Securities and Exchange Commission (“SEC”) on April 11, 2013.

We have based the forward-looking statements included in this report on information available to us on the date of this report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

OVERVIEW

Carlyle GMS Finance, Inc. (“GMS Finance” or the “Company”) is a Maryland corporation formed on February 8, 2012 and structured as an externally managed, non-diversified closed-end investment company. On May 2, 2013, GMS Finance filed its election to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). GMS Finance intends to be treated, and intends to comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended, (the “Code”) commencing with its taxable year ending December 31, 2013.

GMS Finance’s investment objective is to generate current income and capital appreciation primarily through debt investments in U.S. middle market companies with approximately $10 million to $100 million of earnings before interest, taxes, depreciation and amortization (“EBITDA”). GMS Finance will seek to achieve its investment objective by investing primarily in first lien senior secured and unitranche loans to private U.S. middle market companies that are, in many cases, controlled by private equity investment firms (“Middle Market Senior Loans”). Depending on market conditions, GMS Finance expects that between 70% and 80% of the value of its assets will be invested in Middle Market Senior Loans, with the balance invested in higher-yielding investments, which may include middle market junior loans such as corporate mezzanine loans, equity co-investments, broadly syndicated first lien senior secured loans and second lien loans, high-yield bonds, structured products and/or other opportunistic investments.

GMS Finance was initially funded on March 30, 2012 with the purchase of 100 shares at a net asset value per share (“NAV”) of $20.00 by Carlyle GMS Investment Management L.L.C. (the “Investment Adviser”). On May 2, 2013, GMS Finance completed its initial closing of capital commitments (the “Initial Closing”) and subsequently commenced substantial investment operations. Therefore, as of March 31, 2013 and December 31, 2012, GMS Finance had not commenced operations and was a development stage company as defined by Accounting Standards Codification 915, Development Stage Entity. During this time, GMS Finance focused substantially all of its efforts on establishing its business. If GMS Finance has not consummated an initial public offering of its common stock that results in an unaffiliated public float of at least 15% of the aggregate capital commitments received prior to the date of such initial public offering (a “Qualified IPO”) within five years following the Initial Closing, then GMS Finance (subject to any necessary stockholder approvals and applicable requirements of the Investment Company Act) will use its best efforts to wind down and/or liquidate and dissolve.

GMS Finance is an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012. GMS Finance will remain an emerging growth company for up to five years following an initial public offering, although if the market value of the common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time, GMS Finance would cease to be an emerging growth company as of the following December 31.

Carlyle GMS Finance SPV LLC (the “Borrower Sub”) is a Delaware limited liability company that was formed on January 3, 2013. The Borrower Sub will invest in first lien senior secured loans and second lien loans. The Borrower Sub is a wholly-owned subsidiary of the Company and is consolidated in the Consolidated Statement of Assets and Liabilities as of March 31, 2013.

GMS Finance will be externally managed by its Investment Adviser, an investment adviser registered under the Investment Advisers Act of 1940, as amended. Carlyle GMS Finance Administration, LLC (the “Administrator”) will provide the administrative services necessary for GMS Finance to operate. Both the Investment Adviser and the Administrator are wholly owned subsidiaries of Carlyle Investment Management, L.L.C., a subsidiary of The Carlyle Group L.P. (“Carlyle”), a global alternative asset manager.

Upon becoming a BDC, GMS Finance will be required to comply with certain regulatory requirements. As part of this, the Company must not acquire any assets other than “qualifying assets” specified in the Investment Company Act unless, at the time the acquisition is made, at least 70% of its total assets are qualifying assets (with certain limited exceptions).

GMS Finance intends to be treated, and intends to comply with the requirements to qualify annually, as a RIC under the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, GMS Finance must, among other things, meet certain source-of-income and asset diversification requirements and timely distribute to its stockholders generally at least 90% of its investment company taxable income, as defined by the Code, for each year. Pursuant to this election, GMS Finance generally will not have to pay corporate level taxes on any income that it distributes to stockholders provided that GMS Finance satisfies those requirements.

RECENT DEVELOPMENTS

On April 12, 2013, GMS Finance’s registration statement on Form 10 (“Registration Statement”) was deemed effective and GMS Finance became subject to the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including the rules and regulations promulgated thereunder. These rules require GMS Finance, among other things, to file with the SEC annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and GMS Finance will be required to comply with all other obligations of the Exchange Act applicable to issuers filing registration statements to register securities pursuant to Section 12(g) of the Exchange Act.

Following effectiveness of the Registration Statement, GMS Finance filed an election on May 2, 2013 to be regulated as a BDC under the Investment Company Act. Upon the filing of the election, GMS Finance became subject to the Investment Company Act requirements applicable to BDCs.

The Company completed its Initial Closing on May 2, 2013 and completed a second closing on May 24, 2013. The Company delivered capital drawdown notices to its investors on May 8, 2013 and May 24, 2013.

PORTFOLIO AND INVESTMENT ACTIVITY

As of March 31, 2013 and December 31, 2012, the Company had not completed the Initial Closing or commenced investment activities.

RESULTS OF OPERATIONS

As of March 31, 2013 and December 31, 2012, the Company had not completed the Initial Closing or commenced any operational or investment activities. Therefore, no results of operations are reported.

The Company will reimburse the Investment Adviser for initial organization and offering costs incurred on behalf of GMS Finance up to $1.5 million. The Company’s organization costs incurred are expensed and the offering costs are charged against equity when incurred. As there were no formal commitments of external capital as of March 31, 2013 and December 31, 2012, no such costs have been recorded by the Company.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company will generate cash from the net proceeds of offerings of our common stock and through cash flows from operations, including investment sales and repayments as well as income earned on investments and cash equivalents. We may also fund a portion of our investments through borrowings under the Borrower Sub’s Revolving Credit Facility. The Revolving Credit Facility provides for secured borrowings up to the lesser of $500 million or the amount of capital commitments the Company has received, subject to restrictions imposed on borrowings under the Investment Company Act and adequate collateral to support such borrowings. The Revolving Credit Facility has a three-year revolving period (with two one-year extension options, subject to the Borrower Sub’s and the lenders’ consent) and a maturity date six years from the Effective Date of the facility (extendable in connection with an extension of the revolving period). Base rate borrowings under the Revolving Credit Facility bears interest initially at LIBOR plus 1.75% per year, with pre-determined future interest rate increases of 1.00%-2.00% over three years. The Borrower Sub is also required to pay a commitment fee of between 0.25% and 1.00% per year depending on the usage of the Revolving Credit Facility. Payments under the Revolving Credit Facility are made quarterly. The lenders have a first lien security interest on all of the assets of the Borrower Sub.

The primary use of existing funds and any funds raised in the future is expected to be for investments in portfolio companies, repayment of indebtedness if any, cash distributions to our stockholders, or for other general corporate purposes.

As of March 31, 2013 and December 31, 2012, the Company had not completed the Initial Closing, commenced operations or incurred any liabilities for outstanding borrowings.

Equity Activity

In connection with its formation, the Company has the authority to issue 200,000,000 shares of common stock at a $0.01 per share par value.

On March 30, 2012, the Company issued 100 common shares for $2,000 to its Investment Adviser. The Company has not had any other equity transactions as of March 31, 2013 and December 31, 2012.

As of March 31, 2013 and December 31, 2012, the Company had not completed the Initial Closing or commenced operations.

The Company completed its Initial Closing on May 2, 2013 and completed a second closing on May 24, 2013. The Company delivered capital drawdown notices to its investors on May 8, 2013 and May 24, 2013.

Contractual Obligations

The Borrower Sub closed on May 24, 2013 on its Revolving Credit Facility. The Revolving Credit Facility will become available to the Company for borrowing once the Borrower Sub has at least $30 million of minimum equity in its assets held. The Revolving Credit Facility provides for secured borrowings up to the lesser of $500 million or the amount of capital commitments the Company has received, subject to restrictions imposed on borrowings under the Investment Company Act and adequate collateral to support such borrowings. The Revolving Credit Facility has a three-year revolving period (with two one-year extension options, subject to the Borrower Sub’s and the lenders’ consent) and a maturity date six years from the Effective Date of the facility (extendable in connection with an extension of the revolving period). Base rate borrowings under the Revolving Credit Facility bears interest initially at LIBOR plus 1.75% per year, with pre-determined future interest rate increases of 1.00%-2.00% over three years. The Borrower Sub is also required to pay a commitment fee of between 0.25% and 1.00% per year depending on the usage of the Revolving Credit Facility. Payments under the Revolving Credit Facility are made quarterly. The lenders have a first lien security interest on all of the assets of the Borrower Sub.

As part of the Revolving Credit Facility, the Borrower Sub is subject to limitations as to how borrowed funds may be used including, but not limited to, restrictions on sector concentrations, loan size, tenor and investment ratings (or estimated ratings). The Revolving Credit Facility has certain requirements relating to interest coverage and portfolio performance, including limitations on delinquencies and charge offs, violation of which could result in the immediate acceleration of the amounts due under the Revolving Credit Facility. The Revolving Credit Facility is also subject to a borrowing base that applies different advance rates to assets held by the Borrower Sub based generally on the fair market value of such assets. Under certain circumstances, GMS Finance could be obliged to repurchase loans from the Borrower Sub.

As of March 31, 2013 and December 31, 2012, the Company had not commenced operations or incurred any liabilities for outstanding borrowings.

OFF BALANCE SHEET ARRANGEMENTS

In the ordinary course of its business, the Company may enter into contracts or agreements that contain indemnifications or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the Consolidated Statement of Assets and Liabilities as of March 31, 2013 and the Statement of Assets and Liabilities as of December 31, 2012 for any such exposure.

DIVIDENDS AND DISTRIBUTIONS TO COMMON STOCKHOLDERS

As of March 31, 2013 and December 31, 2012, the Company had not completed the Initial Closing or commenced investment activities. As of March 31, 2013 and December 31, 2012, no dividends or distributions had been declared or paid by the Company.

RELATED PARTIES

Investment Advisory Agreement

On April 3, 2013, the Company’s Board of Directors, including a majority of the directors who are not interested persons as defined in the Investment Company Act, approved an investment advisory and management agreement (the “Investment Advisory Agreement”) between the Company and the Investment Adviser in accordance with, and on the basis of an evaluation satisfactory to such directors as required by, Section 15(c) of the Investment Company Act and applicable rules and regulations thereunder. Subject to the overall supervision of the Board of Directors, the Investment Adviser provides investment advisory services to the Company. For providing these services, the Investment Adviser receives a fee from the Company consisting of two components—a base management fee and an incentive fee.

The base management fee will be calculated and payable quarterly in arrears at an annual rate of 1.50% of the average daily gross assets of the Company for the period adjusted for share issuances or repurchases, excluding any cash and cash equivalents and including assets acquired with leverage from use of the Revolving Credit Facility (see Note 4, Borrowings in the Financial Statements in Part I, Item 1 of this Form 10-Q). For purposes of this calculation, cash and cash equivalents include any temporary investments in cash-equivalents, U.S. government securities and other high quality investment grade debt investments that mature in 12 months or less from the date of investment. The Investment Adviser contractually waived one-third (0.50%) of the base management fee prior to a Qualified IPO. The fee waiver will terminate if and when a Qualified IPO has been consummated.

The incentive fee has two parts. The first part is calculated and payable quarterly in arrears based on the pre-incentive fee net investment income for the immediately preceding calendar quarter. The second part will be determined and payable in arrears based on capital gains as of the end of each calendar year.

        Pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the operating expenses accrued for the quarter (including the base management fee, expenses payable under the administration agreement, and any interest expense or fees on any credit facilities or outstanding debt and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income does not include, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with pay-in-kind interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

Prior to any Qualified IPO of the Company’s common stock, pre-incentive fee net investment income, expressed as a rate of return on the average daily Hurdle Calculation Value (as defined below) throughout the immediately preceding calendar quarter, will be compared to a “hurdle rate” of 1.50% per quarter (6% annualized). “Hurdle Calculation Value” means, on any given day, the sum of (x) the value of net assets as of the end of the calendar quarter immediately preceding such day plus (y) the aggregate amount of capital drawn from investors (or reinvested in us pursuant to a dividend reinvestment plan) from the beginning of the current quarter to such day minus (z) the aggregate amount of distributions (including share repurchases) made by the Company from the beginning of the current quarter to such day but only to the extent such distributions were not declared and accounted for on the books and records in a previous quarter.

GMS Finance pays its Investment Adviser an incentive fee with respect to its pre-incentive fee net investment income in each calendar quarter as follows:

•	no incentive fee based on pre-incentive fee net investment income in any calendar quarter in which its pre-incentive fee net investment income does not exceed the hurdle of 1.50%;

•

100% of pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle but is less than 1.875% in any calendar quarter (7.50% annualized). The Company refers to this portion of the pre-incentive fee net investment income (which exceeds the hurdle but is less than 1.875%) as the “catch-up.” The “catch-up” is meant to provide the Investment Adviser with approximately 20% of the Company’s pre-incentive fee net investment income as if a hurdle did not apply if this net investment income exceeds 1.875% in any calendar quarter; and

•

20% of the amount of pre-incentive fee net investment income, if any, that exceeds 1.875% in any calendar quarter (7.50% annualized) will be payable to the Investment Adviser. This reflects that once the hurdle is reached and the catch-up is achieved, 20% of all pre-incentive fee investment income thereafter is allocated to the Investment Adviser.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20% of realized capital gains, if any, on a cumulative basis from inception through the date of determination, computed net of all realized capital losses on a cumulative basis and unrealized capital depreciation, less the aggregate amount of any previously paid capital gain incentive fees, provided that, the incentive fee determined at the end of the first calendar year of operations may be calculated for a period of shorter than twelve calendar months to take into account any realized capital gains computed net of all realized capital losses on a cumulative basis and unrealized capital depreciation.

The Company will defer payment of any incentive fee otherwise earned by the Investment Adviser if, during the most recent four full calendar quarter periods (or, if less, the number of full calendar quarters completed since the initial drawdown of capital from the stockholders, “Initial Drawdown”) ending on or prior to the date such payment is to be made, the sum of (a) the aggregate distributions to stockholders and (b) the change in net assets (defined as gross assets less indebtedness and before taking into account any incentive fees payable during the period) is less than 6.0% of net assets (defined as gross assets less indebtedness) at the beginning of such period, provided, that such percentage will be appropriately prorated during the four full calendar quarters immediately following the Initial Drawdown. These calculations will be adjusted for any share issuances or repurchases. Any deferred incentive fees will be carried over for payment in subsequent calculation periods. The Investment Adviser may earn an incentive fee under the Investment Advisory Agreement on the Company’s repurchase of debt issued by the Company at a gain.

Prior to a Qualified IPO and subject to the receipt of any necessary regulatory approvals, the Company’s Investment Adviser intends to make (or require individual employees or entities in which employees own an interest to make) capital commitments to purchase shares of the Company’s common stock in an amount equal to approximately 25% of each installment of the net after tax incentive fee that the Investment Adviser receives from the Company.

As of March 31, 2013 and December 31, 2012, the Company had not completed the Initial Closing or commenced investment activities. No base management or incentive fees will be accrued or paid to the Investment Adviser prior to the commencement of investment activities.

On April 3, 2013, the Investment Adviser entered into a personnel agreement with The Carlyle Group Employee Co., L.L.C., an affiliate of the Investment Adviser, pursuant to which The Carlyle Group Employee Co., L.L.C. will provide the Investment Adviser with access to the investment professionals.

Administration Agreement

On April 3, 2013, the Company’s Board of Directors approved an administration agreement (the “Administration Agreement”) between the Company and the Administrator. Pursuant to the Administration Agreement, the Administrator provides services and receives reimbursements equal to an amount that reimburses the Administrator for its costs and expenses and the Company’s allocable portion of overhead incurred by the Administrator in performing its obligations under the Administration Agreement, including the Company’s allocable portion of the compensation paid to or compensatory distributions received by the Company’s officers (including the Chief Compliance Officer and Chief Financial Officer) and respective staff who provide services to the Company, operations staff who provide services to the Company, and any internal audit staff, to the extent internal audit performs a role in the Sarbanes-Oxley internal control assessment. Reimbursement under the Administration Agreement will occur quarterly in arrears.

As of March 31, 2013 and December 31, 2012, the Company had not completed the Initial Closing or commenced investment activities. No administrative services will be provided or charged to the Company until completion of the Initial Closing.

Sub-Administration Agreements

On April 3, 2013, the Administrator entered into sub-administration agreements with The Carlyle Group Employee Co., L.L.C. and CELF Advisors LLP. Pursuant to the agreements, The Carlyle Group Employee Co., L.L.C. and CELF Advisors LLP will provide the Administrator access to personnel.

On April 3, 2013, the Administrator has entered into a sub-administration agreement with State Street Bank and Trust Company.

Placement Fees

On April 3, 2013, the Company entered into a placement fee arrangement with TCG Securities, L.L.C. (“TCG”), a licensed broker-dealer and an affiliate of the Investment Adviser, which may require stockholders to pay a placement fee in addition to their capital commitments for TCG’s services.

As of March 31, 2013 and December 31, 2012, the Company had not completed the Initial Closing. No placements have been made and no placement fees charged to the Company.

Board of Directors

GMS Finance’s Board of Directors currently consists of seven members, four of whom are not “interested persons” of GMS Finance as defined in Section 2(a)(19) of the Investment Company Act (“Independent Directors”). On April 3, 2013, the Board of Directors also established an Audit Committee made up of its Independent Directors, and may establish additional committees in the future. As of March 31, 2013 and December 31, 2012, GMS Finance had incurred no fees associated with its Independent Directors or the Audit Committee.

SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Consolidated Statement of Assets and Liabilities as of March 31, 2013 and the Statement of Assets and Liabilities as of December 31, 2012 of the Company are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“US GAAP”). Management has determined that GMS Finance and the Borrower Sub are both investment companies for the purposes of financial reporting and GMS Finance will consolidate the Borrower Sub. The Borrower Sub had no assets or liabilities as of March 31, 2013 and December 31, 2012. US GAAP for an investment company requires investments to be recorded at estimated fair value. The carrying value for all other assets and liabilities approximates their fair value.

Interim financial statements are prepared in accordance with US GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 or 10 of Regulation S-X. In the opinion of management, all adjustments considered necessary for the fair presentation of Consolidated Statement of Assets and Liabilities for the interim period presented have been included. The Company had not yet commenced operations as of March 31, 2013 and therefore the current period’s results of operations are not indicative of the results that ultimately may be achieved for the fiscal year ending December 31, 2013.

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits and highly liquid investments (e.g. money market funds, U.S. treasury notes) with original maturities of three months or less. Cash and cash equivalents are carried at cost which approximates fair value. The Company’s cash and cash equivalents are held with financial institutions.

Organization and Offering Expenses

The Company will reimburse the Investment Adviser for initial organization and offering costs incurred on behalf of the Company up to $1.5 million. The $1.5 million of reimbursed organizational and offering costs will be allocated to all stockholders based on their respective capital commitment and will be re-allocated amongst all stockholders at the time of each closing or capital drawdown subsequent to the Initial Closing. The Company’s organization costs incurred will be expensed and the offering costs will be charged against equity when incurred.

As there were no formal commitments of external capital as of March 31, 2013 and December 31, 2012, no such costs have been recorded or paid by the Company.

Income Taxes

GMS Finance intends to elect for federal income tax purposes to be treated as a RIC under the Code, and intends to make the required distributions to its stockholders as specified therein. In order to qualify as a RIC, GMS Finance must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then GMS Finance is generally required to pay income taxes only on the portion of its taxable income and gains it does not distribute.

The minimum distribution requirements applicable to RICs require GMS Finance to distribute to its stockholders at least 90% of its investment company taxable income (“ICTI”), as defined by the Code, each year. Depending on the level of ICTI earned in a tax year, GMS Finance may choose to carry forward ICTI in excess of current year distributions into the next tax year. Any such carryover ICTI must be distributed before the end of that next tax year through a dividend declared prior to filing the final tax return related to the year which generated such ICTI.

In addition, based on the excise distribution requirements, GMS Finance will be subject to a 4% nondeductible federal excise tax on undistributed income unless GMS Finance distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by GMS Finance that is subject to corporate income tax will be considered to have been distributed. GMS Finance intends to make sufficient distributions each taxable year to satisfy the excise distribution requirements.

The Borrower Sub is a disregarded entity for tax purposes and will be consolidated with the return of GMS Finance.

Dividends and Distributions to Common Stockholders

To the extent that the Company has income available, the Company intends to make quarterly distributions to its common stockholders. Dividends and distributions to common stockholders will be recorded on the record date. The amount to be distributed will be determined by the Board of Directors each quarter and will generally be based upon the earnings estimated by management. Net realized capital gains, if any, will generally be distributed at least annually, although the Company may decide to retain such capital gains for investment.

The Company has adopted a dividend reinvestment plan that provides for reinvestment of any distributions on behalf of its stockholders, unless a stockholder elects to receive cash. As a result of adopting such a plan, if the Board of Directors authorizes, and the Company declares, a cash dividend or distribution, the stockholders who have not opted out of the dividend reinvestment plan would have their cash dividends or distributions automatically reinvested in additional shares of the Company’s common stock, rather than receiving cash.

Prior to a Qualified IPO, the Company would intend to use primarily newly issued shares of its common stock to implement the plan issued at net asset value per share determined as of the valuation date fixed by the Board of Directors for such dividend or distribution. After a Qualified IPO, the Company would intend to use primarily newly issued shares to implement the plan so long as the market value per share is equal to or greater than the net asset value per share on the relevant valuation date. If the market value per share is less than the net asset value per share on the relevant valuation date, the plan administrator would purchase the common stock on behalf of participants in the open market, unless the Company instructs the plan administrator otherwise.

As of March 31, 2013 and December 31, 2012, the Company had not completed the Initial Closing or commenced investment activities. As of March 31, 2013 and December 31, 2012, no dividends or distributions had been declared or paid by the Company.

Functional Currency

The functional currency of the Company is the U.S. Dollar.

Use of Estimates

The preparation of the Consolidated Statement of Assets and Liabilities as of March 31, 2013 and the Statement of Assets and Liabilities as of December 31, 2012 in conformity with US GAAP requires management to make assumptions and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the statements. Management’s estimates are based on historical experiences and other factors, including expectations of future events that management believes to be reasonable under the circumstances. It also requires management to exercise judgment in the process of applying the Company’s accounting policies. Assumptions and estimates regarding the valuation of investments and their resulting impact on management and incentive fees involve a higher degree of judgment and complexity and these assumptions and estimates may be significant to the consolidated statement of assets and liabilities. Actual results could differ from these estimates and such differences could be material.

Recent Accounting Standards Updates

Management does not believe any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying Consolidated Statement of Assets and Liabilities as of March 31, 2013 and the Statement of Assets and Liabilities as of December 31, 2012.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2013 and December 31, 2012, we had not completed the Initial Closing or commenced investment activities. When investing commences, we will be subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio.

Our investments may not have a readily available market price, and we will value these investments at fair value as determined in good faith by our Board of Directors in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and it is reasonably possible that the difference could be material.

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our income in the future.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our President and our Chief Financial Officer and Treasurer have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended.

There have been no changes in our internal control over financial reporting that occurred during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Company may become party to certain lawsuits in the ordinary course of business. The Company is not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against the Company.

Item 1A. Risk Factors.

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Registration Statement on Form 10 filed with the SEC on April 11, 2013, which is accessible on the SEC’s website at sec.gov.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1	Certification of President (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1	Certification of President (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARLYLE GMS FINANCE, INC.

Dated: May 28, 2013	By	/s/ Kenneth J. Kencel

Kenneth J. Kencel President (Principal Executive Officer)

Dated: May 28, 2013	By	/s/ Karen Vejseli

Karen Vejseli Chief Financial Officer and Treasurer (Principal Financial Officer)