Form 10-Q
period 2013-06-30
Carlyle GMS Finance, Inc.
filed 2013-07-31
CIK 1544206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 30, 2013
Common stock, $0.01 par value	2,027,370

CARLYLE GMS FINANCE, INC.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(amounts in thousands, except shares and per share data)

	June 30, 2013	December 31, 2012*
	(unaudited)
ASSETS
Investments—non-controlled/non-affiliated, at fair value (amortized cost of $19,136 and $0, respectively)	$19,200	$—
Cash	29,826	2
Deferred financing costs	4,542	—
Interest receivable	20	—
Prepaid expenses and other assets	113	—

Total assets	$53,701	$2

LIABILITIES
Payable for investments purchased	$8,415	$—
Due to Investment Adviser (Note 5)	6,680	—
Credit facility fees payable (Note 6)	78	—
Base management and incentive fees payable (Note 5)	23	—
Other accrued expenses and liabilities	543	—

Total liabilities	15,739	—

Commitments and contingencies (Notes 7 and 11)
NET ASSETS
Common stock, $0.01 par value; 200,000,000 shares authorized; 2,027,370 shares and 100 shares, respectively, issued and outstanding	20	—
Paid-in capital in excess of par value	40,527	2
Offering expenses	(74)	—
Accumulated net investment income (loss)	(2,575)	—
Net change in unrealized appreciation (depreciation)	64	—

Total net assets	$37,962	$2

NET ASSETS PER SHARE	$18.72	$20.00

*	December 31, 2012 was not presented on a consolidated basis as Carlyle GMS Finance SPV LLC was formed on January 3, 2013.

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(amounts in thousands, except shares and per share data)

(unaudited)

For the three month and six month periods ended June 30, 2013
Investment income:
Interest income from non-controlled/non-affiliated investments	$20

Total investment income	20

Expenses:
Base management fees (Note 5)	15
Incentive fees (Note 5)	13
Organization expenses (Note 5)	1,426
Professional fees	540
Administrative service fees (Note 5)	189
Credit facility fees (Note 6)	164
Directors’ fees and expenses	108
Transfer agency fees	57
Other general and administrative	88

Total expenses	2,600
Waiver of base management fees (Note 5)	5

Net expenses	2,595

Net investment income (loss)	(2,575)
Net change in unrealized appreciation (depreciation) on investments:
Net change in unrealized appreciation (depreciation) on investments—non-controlled/non-affiliated	64

Net change in unrealized appreciation (depreciation) on investments	64

Net increase (decrease) in net assets resulting from operations	$(2,511)

Basic and diluted earnings per common share for the three month period ended June 30, 2013 (Note 8)	$(7.92)

Weighted-average shares of common stock outstanding for the three month period ended June 30, 2013—Basic and Diluted (Note 8)	317,127

Basic and diluted earnings per common share for the six month period ended June 30, 2013 (Note 8)	$(15.74)

Weighted-average shares of common stock outstanding for the six month period ended June 30, 2013—Basic and Diluted (Note 8)	159,489

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

(amounts in thousands)

(unaudited)

For the six month period ended June 30, 2013
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$(2,575)
Net change in unrealized appreciation (depreciation) on investments—non-controlled/non-affiliated	64

Net increase (decrease) in net assets resulting from operations	(2,511)

Capital transactions:
Common stock issued	40,545
Less: offering expenses	(74)

Total capital share transactions	40,471

Net increase (decrease) in net assets	37,960

Net assets at beginning of period	2

Net assets at end of period	$37,962

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(amounts in thousands)

(unaudited)

For the six month period ended June 30, 2013
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(2,511)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	86
Net accretion of discount on securities*	—
Net change in unrealized (appreciation) depreciation from investments	(64)
Cost of investments purchased	(19,136)
Changes in operating assets:
Interest receivable	(20)
Prepaid expenses and other assets	(113)
Changes in operating liabilities:
Payable for investments purchased	8,415
Due to Investment Adviser	1,978
Credit facility fees payable	78
Base management and incentive fees payable	23
Other accrued expenses and liabilities	543

Net cash provided by (used in) operating activities	(10,721)

Cash flows from financing activities:
Proceeds from issuance of common stock	40,545

Net cash provided by (used in) financing activities	40,545

Net increase (decrease) in cash	29,824
Cash, beginning of period	2

Cash, end of period	$29,826

Supplemental disclosures of non-cash transactions:
Offering expenses due to Investment Adviser	$74
Financing costs due to Investment Adviser	$4,628

*	Amount was less than one.

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of June 30, 2013

(amounts in thousands)

(unaudited)

Portfolio Company (1)	Industry	Interest Rate	Maturity Date	Acquisition Date	Par Amount	Amortized Cost (4)	Fair Value (5)	Percentage of Net Assets
Investments—non-controlled/non-affiliated

First Lien Debt (100.00%)
Meritas Schools Holdings, LLC (2) (3)	Consumer Services	7.00%	6/25/2019	6/21/2013	$8,500	$8,416	$8,521	22.45%
Packaging Coordinators, Inc. (2) (3)	Containers, Packaging & Glass	5.50%	5/10/2020	5/10/2013	4,500	4,493	4,534	11.94
ACP Tower Merger Sub, Inc. (2) (3)	Telecommunications	5.50%	6/24/2019	6/24/2013	6,250	6,227	6,145	16.19

First Lien Debt Total						19,136	19,200	50.58

Total Investments—non-controlled/non-affiliated						$19,136	$19,200	50.58%

(1)	Unless otherwise indicated, the Company’s investments are domiciled in the United States. Under the Investment Company Act of 1940, as amended, the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of June 30, 2013, the Company does not “control” any of these portfolio companies. Under the Investment Company Act of 1940, as amended, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of June 30, 2013, the Company is not an “affiliated person” of any portfolio company.
(2)	Variable rate loans to the portfolio companies bear interest at a rate that may be determined by reference to either LIBOR or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), which generally reset quarterly. For each such loan, the Company has provided the interest rate in effect as of June 30, 2013.
(3)	Loan includes interest rate floor feature.
(4)	Amortized cost represents original cost adjusted for the accretion/amortization of discounts/premiums, as applicable, on debt investments using the effective interest method.
(5)	Fair value determined in good faith by or under the direction of the Board of Directors of the Company (Notes 2 and 4), pursuant to the Company’s valuation policies.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of June 30, 2013

(amounts in thousands)

(unaudited)

The type and industrial composition of our investments as of June 30, 2013 were as follows:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$19,136	$19,200	100%

Total	$19,136	$19,200	100%

Industry	Amortized Cost	Fair Value	% of Fair Value
Consumer Services	$8,416	$8,521	44.38%
Containers, Packaging & Glass	4,493	4,534	23.61
Telecommunications	6,227	6,145	32.01

Total	$19,136	$19,200	100.00%

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE GMS FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three month and six month periods ended June 30, 2013

(amounts in thousands, except shares and per share data)

1. ORGANIZATION

Carlyle GMS Finance, Inc. (“GMS Finance” or the “Company”) is a Maryland corporation formed on February 8, 2012, and structured as an externally managed, non-diversified closed-end investment company. On May 2, 2013, GMS Finance filed its election to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). GMS Finance intends to be treated, and intends to comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended, (the “Code”) commencing with its taxable year ending December 31, 2013.

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

GMS Finance was initially funded on March 30, 2012, with the purchase of 100 shares at a net asset value (“NAV”) of $20.00 per share by Carlyle GMS Investment Management L.L.C. (the “Investment Adviser”). On May 2, 2013, GMS Finance completed its initial closing of capital commitments (the “Initial Closing”) and subsequently commenced substantial investment operations. As of December 31, 2012 and for the period of January 1, 2013 through May 1, 2013, GMS Finance had not commenced operations and was a development stage company as defined by Accounting Standards Codification 915, Development Stage Entity. During this time, GMS Finance focused substantially all of its efforts on establishing its business. If GMS Finance has not consummated an initial public offering of its common stock that results in an unaffiliated public float of at least 15% of the aggregate capital commitments received prior to the date of such initial public offering (a “Qualified IPO”) within five years following the Initial Closing, then GMS Finance (subject to any necessary stockholder approvals and applicable requirements of the Investment Company Act) will use its best efforts to wind down and/or liquidate and dissolve.

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

Carlyle GMS Finance SPV LLC (the “Borrower Sub”) is a Delaware limited liability company that was formed on January 3, 2013. The Borrower Sub will invest in first lien senior secured loans and second lien loans. The Borrower Sub is a wholly-owned subsidiary of the Company and is consolidated in these consolidated financial statements commencing from the date of its formation, January 3, 2013.

GMS Finance is externally managed by its Investment Adviser, an investment adviser registered under the Investment Advisers Act of 1940, as amended. Carlyle GMS Finance Administration L.L.C. (the “Administrator”) provides the administrative services necessary for GMS Finance to operate. Both the

Investment Adviser and the Administrator are wholly-owned subsidiaries of Carlyle Investment Management L.L.C., a subsidiary of The Carlyle Group L.P. (“Carlyle”), a global alternative asset manager publicly traded on NASDAQ Global Select Market under the symbol “CG”. Refer to the sec.gov website for further information on The Carlyle Group L.P.

As a BDC, GMS Finance is required to comply with certain regulatory requirements. As part of these requirements, the Company must not acquire any assets other than “qualifying assets” specified in the Investment Company Act unless, at the time the acquisition is made, at least 70% of its total assets are qualifying assets (with certain limited exceptions).

GMS Finance intends to be treated, and intends to comply with the requirements to qualify annually, as a RIC under the Code, and operates in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, GMS Finance must, among other things, meet certain source-of-income and asset diversification requirements and timely distribute to its stockholders generally at least 90% of its investment company taxable income, as defined by the Code, for each year. Pursuant to this election, GMS Finance generally will not have to pay corporate level taxes on any income that it distributes to stockholders provided that GMS Finance satisfies those requirements.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements as of June 30, 2013, and the Statement of Assets and Liabilities as of December 31, 2012, for the Company are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“US GAAP”). The consolidated financial statements as of June 30, 2013 include the accounts of GMS Finance and its wholly-owned subsidiary, the Borrower Sub. All significant intercompany balances and transactions have been eliminated. Management has determined that GMS Finance and the Borrower Sub are both investment companies for the purposes of financial reporting and GMS Finance will consolidate the Borrower Sub. The Borrower Sub was formed on January 3, 2013, therefore it had no assets or liabilities to consolidate as of December 31, 2012. US GAAP for an investment company requires investments to be recorded at estimated fair value. The carrying value for all other assets and liabilities approximates their fair value.

Interim financial statements are prepared in accordance with US GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual financial statements prepared in accordance with US GAAP are omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of financial statements for the interim period presented have been included. The Company commenced operations on May 2, 2013 and, therefore, the current period’s results of operations are not indicative of the results that ultimately may be achieved for the fiscal year ending December 31, 2013.

Use of Estimates

The preparation of consolidated financial statements as of June 30, 2013 and the Statement of Assets and Liabilities as of December 31, 2012 in conformity with US GAAP requires management to make assumptions and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the statements and the reported amounts of revenues and expenses during the reporting period. Management’s estimates are based on historical experiences and other factors, including expectations of future events that management believes to be reasonable under the circumstances. It also requires management to exercise judgment in the process of applying the Company’s accounting policies. Assumptions and estimates regarding the valuation of investments and their resulting impact on base management and incentive fees involve a higher degree of judgment and complexity and these assumptions and estimates may be significant to the consolidated financial statements as of June 30, 2013 and the Company’s Statement of Assets and Liabilities as of December 31, 2012. Actual results could differ from these estimates and such differences could be material.

Investments

Investment transactions purchased are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment without regard to unrealized appreciation or depreciation previously recognized, and includes investments charged off during the period, net of recoveries. Net change in unrealized appreciation or depreciation as presented in the accompanying Consolidated Statement of Operations reflects the net change in the fair value of investments, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

The Company applies fair value accounting in accordance with the terms of Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement and Disclosures (“ASC 820”). The Company will value securities/instruments traded in active markets on the measurement date by multiplying the closing price of such traded securities/instruments by the quantity of shares or amount of the instrument held. The Company may also obtain quotes with respect to certain of its investments, such as its securities/instruments traded in active markets and its liquid securities/instruments that are not traded in active markets, from pricing services, brokers, or counterparties. When doing so, the Company will determine whether the quote obtained is sufficient according to US GAAP to determine the fair value of the security. If determined adequate, the Company will use the quote obtained and, if not determined adequate, the conclusion will be documented and alternative pricing sources may be sought and utilized including valuation techniques typically utilized for illiquid securities/instruments.

Securities/instruments that are illiquid or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of the Investment Adviser or GMS Finance’s Board of Directors, does not represent fair value shall each be valued as of the measurement date using all techniques appropriate under the circumstances and for which sufficient data is available. These valuation techniques may vary by investment and include comparable public market valuations, comparable precedent transaction valuations and discounted cash flow analyses. The process generally used to determine the applicable value will be as follows: (i) the value of each portfolio company or investment will be initially reviewed by the investment professionals responsible for such portfolio company or investment and, for non-traded investments, a standardized template designed to approximate fair market value based on observable market inputs, updated credit statistics and unobservable inputs will be used to determine a preliminary value; (ii) preliminary valuation conclusions will be documented and reviewed by a valuation committee comprised of members of senior management; (iii) the Board of Directors will engage one or more third-party valuation firms to provide positive assurance on portions of the portfolio each quarter (such that each non-traded investment will be reviewed by a third-party valuation firm at least once annually) including a review of management’s preliminary valuation and conclusion on fair value; (iv) the Audit Committee of the Board of Directors (the “Audit Committee”) will review the assessments of the Investment Adviser and, where appropriate, the respective third-party valuation firms and provide the Board of Directors with any recommendations with respect to changes to the fair value of each investment in the portfolio; and (v) the Board of Directors will discuss the valuation recommendations of the Audit Committee and determine the fair value of each investment in the portfolio in good faith based on the input of the Investment Adviser and, where applicable, the respective third-party valuation firms.

All factors that might materially impact the value of an investment will be considered, including, but not limited to the assessment of the following factors, as relevant:

•	the nature and realizable value of any collateral;

•	call features, put features and other relevant terms of debt;

•	the portfolio company’s leverage and ability to make payments;

•	the portfolio company’s public or private credit rating;

•	the portfolio company’s actual and expected earnings and discounted cash flow;
•	prevailing interest rates and spreads for similar securities and expected volatility in future interest rates;

•	the markets in which the portfolio company does business and recent economic and/or market events; and

•	comparisons to comparable transactions and publicly traded securities.

Investment performance data utilized will be the most recently available financial statements and compliance certificate received from the portfolio companies as of the measurement date which in many cases may reflect a lag in information.

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

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different than the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of June 30, 2013.

See Note 4 for more information on fair valuation of investments.

Cash

Cash consists of demand deposits. The Company’s cash is held with a large financial institution.

Revenue Recognition

Interest from Investments and Realized Gain/Loss on Investments

Interest income is recorded on an accrual basis and includes the accretion of discounts and amortization of premiums. Discounts from and premiums to par value on securities purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of investments represents the original cost, including loan origination fees, adjusted for the accretion of discounts and amortization of premiums, if any. At time of exit, the realized gain or loss on an investment is the difference between the amortized cost at time of exit and the cash received at exit using the specific identification method.

The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. As of June 30, 2013, no loans in the portfolio contain PIK provisions.

Other Income

Other income may include income such as consent, waiver and amendment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive a fee for guaranteeing the outstanding debt of a portfolio company. Such fee will be amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in other assets in the accompanying Consolidated Statements of Assets and Liabilities. For the three month and six month periods ended June 30, 2013, there was no other income.

Non-Accrual Income

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid current and, in management’s judgment, are likely to remain current. Management may not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2013, no loans in the portfolio were on non-accrual status.

Revolving Credit Facility Costs and Expenses and Deferred Financing Costs (See Note 6, Borrowings)

Interest expense and commitment fees on the Revolving Credit Facility (as defined below) are recorded on an accrual basis. Commitment fees are included in credit facility fees in the accompanying Consolidated Statement of Operations. No interest expense has been incurred by the Company for the three month and six month periods ended June 30, 2013.

Deferred financing costs consist of capitalized expenses related to the origination of the Revolving Credit Facility. Amortization of deferred financing costs is computed on the straight-line basis over the term of the Revolving Credit Facility agreement, which closely approximates the effective interest method. The amortization of such costs is included in credit facility fees in the accompanying Consolidated Statement of Operations.

Organization and Offering Expenses

The Company will reimburse the Investment Adviser for initial organization and offering costs incurred on behalf of GMS Finance up to $1,500. As of June 30, 2013, $1,500 of organization and offering costs had been incurred and are reimbursable to the Investment Adviser. The $1,500 of incurred organization and offering costs are allocated to all stockholders based on their respective capital commitment and are re-allocated amongst all stockholders at the time of each closing or capital drawdown subsequent to the Initial Closing. The Company’s organization costs incurred are expensed and the offering costs are charged against equity when incurred.

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

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely than not” to be sustained by the applicable tax authority. All penalties and interest associated with income taxes, if any, are included in income tax expense.

The Borrower Sub is a disregarded entity for tax purposes and will be consolidated with the return of GMS Finance.

Capital Calls and Dividends and Distributions to Common Stockholders

The Company records the shares issued in connection with capital calls as of the effective date, or due date, of the capital call, which is the date shares are issued. To the extent that the Company has income available, the Company intends to make quarterly distributions to its common stockholders. Dividends and distributions to common stockholders will be recorded on the record/ex-dividend date. The amount to be distributed will be determined by the Board of Directors each quarter and will generally be based upon the earnings estimated by management and available cash. Net realized capital gains, if any, will generally be distributed at least annually, although the Company may decide to retain such capital gains for investment.

The Company has adopted a dividend reinvestment plan that provides for reinvestment of any distributions on behalf of its stockholders, for those who have elected to participate in the plan. As a result of adopting such a plan, if the Board of Directors authorizes, and GMS Finance declares, a cash dividend or distribution, the stockholders who have elected to participate in the dividend reinvestment plan would have their cash dividends or distributions automatically reinvested in additional shares of the Company’s common stock, rather than receiving cash. Prior to a Qualified IPO, the Company intends to use primarily newly issued shares of its common stock to implement the plan issued at net asset value per share determined as of the valuation date fixed by the Board of Directors for such dividend or distribution. After a Qualified IPO, the Company intends to use primarily newly issued shares to implement the plan so long as the market value per share is equal to or greater than the net asset value per share on the relevant valuation date. If the market value per share is less than the net asset value per share on the relevant valuation date, the plan administrator would purchase the common stock on behalf of participants in the open market, unless the Company instructs the plan administrator otherwise.

As of June 30, 2013 and December 31, 2012, no dividends or distributions had been declared or paid by the Company.

Functional Currency

The functional currency of the Company is the U.S. Dollar.

Recent Accounting Standards Updates

On June 7, 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-08, Financial Services—Investment Companies (“Topic 946”): Amendments to the Scope, Measurement and Disclosure Requirements. The final standard updates the criteria used in defining an investment company under US GAAP and also sets forth certain measurement and disclosure requirements. This ASU is effective for fiscal periods (including interim periods) beginning after December 15, 2013. The impact of this update is not expected to be material to the consolidated financial statements.

3. INVESTMENTS

As of June 30, 2013, investments—non-controlled/non-affiliated, at fair value consisted of the following:

Type	Amortized Cost (1)	Fair Value	% of Fair Value
First Lien Debt	$19,136	$19,200	100.00%

Total	$19,136	$19,200	100.00%

(1)	Amortized cost represents the original cost adjusted for the amortization of discounts or premiums, as applicable, on debt investments using the effective interest method.

The industry composition of investments—non-controlled/non-affiliated at fair value as of June 30, 2013, is as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Consumer Services	$8,416	$8,521	44.38%
Containers, Packaging & Glass	4,493	4,534	23.61
Telecommunications	6,227	6,145	32.01

Total	$19,136	$19,200	100.00%

4. FAIR VALUE MEASUREMENTS

The Company accounts for investments at fair value in accordance with ASC 820. ASC 820 defines fair value as the amount that would be exchanged to sell an asset or transfer a liability in an orderly transfer between market participants at the measurement date.

US GAAP establishes a hierarchal disclosure framework which ranks the level of observability of market price inputs used in measuring investments at fair value. The observability of inputs is impacted by a number of factors, including the type of investment and the characteristics specific to the investment and state of the marketplace, including the existence and transparency of transactions between market participants. Investments with readily available quoted prices or for which fair value can be measured from quoted prices in active markets will generally have a higher degree of market price observability and a lesser degree of judgment applied in determining fair value.

Investments measured and reported at fair value are classified and disclosed based on the observability of inputs used in determination of fair values, as follows:

•

Level I—inputs to the valuation methodology are quoted prices available in active markets for identical investments as of the reporting date. The types of financial instruments included in Level I include unrestricted securities, including equities and derivatives, listed in active markets. The Company does not adjust the quoted price for these investments, even in situations where the Company holds a large position and a sale could reasonably impact the quoted price.

•

Level II—inputs to the valuation methodology are either directly or indirectly observable as of the reporting date and are those other than quoted prices in active markets. The type of financial instruments in this category includes less liquid and restricted securities listed in active markets, securities traded in other than active markets, government and agency securities, and certain over-the-counter derivatives where the fair value is based on observable inputs.

•

Level III—inputs to the valuation methodology are unobservable and significant to overall fair value measurement. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments that are included in this category include investments in privately-held entities, collateralized loan obligations, and certain over-the-counter derivatives where the fair value is based on unobservable inputs.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the overall fair value measurement. The Investment Adviser’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.

Transfer between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the three month and six month periods ended June 30, 2013, there were no transfers between levels.

The following table summarizes the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of June 30, 2013:

	Level I	Level II	Level III	Total
Assets
First Lien Debt	—	—	$19,200	$19,200

Total	—	—	$19,200	$19,200

The changes in the Company’s investments at fair value for which the Company has used Level III inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level III investments still held are as follows:

	Financial Assets
	For the three month and six month periods ended June 30, 2013
	First Lien Debt	Total
Balance, beginning of period	$—	$—
Purchases	19,136	19,136
Net change in unrealized appreciation (depreciation)	64	64

Balance, end of period	$19,200	$19,200

Net change in unrealized appreciation (depreciation) included in earnings related to investments still held as of June 30, 2013	$64	$64

The Company generally uses the following framework when determining the fair value of investments that are categorized as Level III:

Investments in debt securities are initially evaluated to determine whether the enterprise value of the portfolio company is greater than the applicable debt. The enterprise value of the portfolio company is estimated using a market approach and an income approach. The market approach utilizes market value (EBITDA) multiples of publicly traded comparable companies and available precedent sales transactions of comparable companies. The Company carefully considers numerous factors when selecting the appropriate companies whose multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, relevant risk factors, as well as size, profitability and growth expectations. The income approach typically uses a discounted cash flow analysis of the portfolio company.

Investments in debt securities that do not have sufficient coverage through the enterprise value analysis are valued based on an expected probability of default and discount recovery analysis.

Investments in debt securities with sufficient coverage through the enterprise value analysis are generally valued using a discounted cash flow analysis of the underlying security. Projected cash flows in the discounted cash flow typically represent the relevant security’s contractual interest, fees and principal payments plus the assumption of full principal recovery at the investment’s expected maturity date. The discount rate to be used is determined using an average of two market-based methodologies.

The following table summarizes the quantitative information related to the significant unobservable inputs for Level III instruments which are carried at fair value as of June 30, 2013:

				Range
	Fair Value as of June 30, 2013	Valuation Techniques	Unobservable Inputs	Low	High	Weighted Average
Investments in Debt Securities	$19,200	Discounted Cash Flow	Discount Rate	6.70%	10.01%	8.49%
			Terminal Growth Rate	0.00%	3.00%	0.97%
		Market Comparables	EBITDA Multiple	7.16	8.75	8.04

Total Debt	$19,200

Total Level III Investments	$19,200

The significant unobservable inputs used in the fair value measurement of the Company’s investments in debt securities are discount rates. Significant increases in discount rates would result in a significantly lower fair value measurement.

The fair value of other financial assets and liabilities approximates their carrying value based on the short term nature of these items.

5. RELATED PARTY TRANSACTIONS

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

The base management fee will be calculated and payable quarterly in arrears at an annual rate of 1.50% of the average daily gross assets of the Company for the period adjusted for share issuances or repurchases, excluding any cash and cash equivalents and including assets acquired with leverage from use of the Revolving Credit Facility (see Note 6, Borrowings). For purposes of this calculation, cash and cash equivalents include any temporary investments in cash-equivalents, U.S. government securities and other high quality investment grade debt investments that mature in 12 months or less from the date of investment. Base management fees for any partial quarter will be prorated. As such, base management fees for the three month and six month periods ended June 30, 2013, were calculated commencing after May 8, 2013, the date the Company first called capital from investors. The Investment Adviser contractually waived one-third (0.50%) of the base management fee prior to a Qualified IPO. The fee waiver will terminate if and when a Qualified IPO has been consummated.

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

Prior to a Qualified IPO and subject to the receipt of any necessary regulatory approvals, the Company’s Investment Adviser intends to make (or require individual employees or entities in which employees own an interest to make) capital commitments to purchase shares of the Company’s common stock in an amount equal to approximately 25% of each installment of the net after tax incentive fee that the Investment Adviser receives from the Company. For the three month and six month periods ended June 30, 2013, there was no incentive fee paid on pre-incentive fee net investment income or realized capital gains, therefore, no commitments were made and no shares were issued to the Investment Adviser related to the after tax incentive.

For the three month and six month periods ended June 30, 2013, base management fees were $10 (net of waiver of $5), there were no incentive fees related to pre-incentive fee net investment income, and there were no incentive fees related to realized capital gains. For the three month and six month periods ended June 30, 2013, the Company recorded an accrued capital gains incentive fee of $13 based upon the cumulative net realized and unrealized appreciation/(depreciation) as of June 30, 2013. The accrual for any capital gains incentive fee under US GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. No incentive fees were deferred for the three month and six month periods ended June 30, 2013.

As of June 30, 2013, $23 was included in base management and incentive fees payable in the accompanying Consolidated Statement of Assets and Liabilities. As of December 31, 2012, the Company had not completed the Initial Closing or commenced investment operations. No base management or incentive fees were accrued or paid to the Investment Adviser prior to the commencement of investment activities.

On April 3, 2013, the Investment Adviser entered into a personnel agreement with The Carlyle Group Employee Co., L.L.C., an affiliate of the Investment Adviser, pursuant to which The Carlyle Group Employee Co., L.L.C. will provide the Investment Adviser with access to the investment professionals.

As of June 30, 2013, the Investment Adviser, members of senior management, and certain employees, partners, and affiliates of the Investment Adviser committed $42,867 to the Company.

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

For the three month and six month periods ended June 30, 2013, GMS Finance incurred $189 in fees under the Administrative Agreement, which are included in administrative service fees in the accompanying Consolidated Statement of Operations. As of June 30, 2013, $189 was unpaid and included in Due to Investment Adviser in the accompanying Consolidated Statement of Assets and Liabilities. As of December 31, 2012, the Company had not completed the Initial Closing or commenced investment operations. No administrative services were provided or charged to the Company until commencement of operations.

Sub-Administration Agreements

On April 3, 2013, the Administrator entered into sub-administration agreements with The Carlyle Group Employee Co., L.L.C. and CELF Advisors LLP. Pursuant to the agreements, The Carlyle Group Employee Co., L.L.C. and CELF Advisors LLP will provide the Administrator access to personnel.

On April 3, 2013, the Administrator entered into a sub-administration agreement with State Street Bank and Trust Company.

Placement Fees

On April 3, 2013, the Company entered into a placement fee arrangement with TCG Securities, L.L.C. (“TCG”), a licensed broker-dealer and an affiliate of the Investment Adviser, which may require stockholders to pay a placement fee to TCG in addition to their capital commitments for TCG’s services.

For the three month and six month periods ended June 30, 2013, TCG did not earn or receive any placement fees from GMS Finance stockholders in connection with the issuance or sale of the Company’s common stock.

Board of Directors

GMS Finance’s Board of Directors currently consists of seven members, four of whom are not “interested persons” of GMS Finance as defined in Section 2(a)(19) of the Investment Company Act (“Independent Directors”). On April 3, 2013, the Board of Directors also established an Audit Committee made up of its Independent Directors, and may establish additional committees in the future. For the three month and six month periods ended June 30, 2013, GMS Finance incurred $108 in fees and expenses associated with its Independent Directors and Audit Committee. As of June 30, 2013, $102 was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities. As of December 31, 2012, GMS Finance had incurred no fees associated with its Independent Directors or the Audit Committee. As of June 30, 2013, certain directors have committed $1,750 in capital commitments to the Company.

Organization and Offering Expenses and Other Expenses

The Company has incurred $1,500 of organization and offering expenses as of June 30, 2013, which has been included in Due to Investment Adviser in the accompanying Consolidated Statement of Assets and Liabilities as of June 30, 2013. Additionally, $5,180 of deferred financing costs and other expenses were incurred by the Company as of June 30, 2013, but paid for by the Investment Adviser. As of June 30, 2013, there was $6,680 due to the Investment Adviser and included in the accompanying Consolidated Statement of Assets and Liabilities.

6. BORROWINGS

In accordance with the Investment Company Act, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 200% after such borrowing. For the three month and six month periods ended June 30, 2013, there were no borrowings.

Revolving Credit Facility

The Borrower Sub closed on May 24, 2013 on a senior secured revolving credit facility with various lenders (the “Revolving Credit Facility”). The Revolving Credit Facility will become available to the Company for borrowing once the Borrower Sub has at least $30,000 of minimum equity in its assets held. The Revolving Credit Facility provides for secured borrowings up to the lesser of $500,000 or the amount of capital commitments the Company has received, subject to restrictions imposed on borrowings under the Investment Company Act and adequate collateral to support such borrowings. The Revolving Credit Facility has a three-year revolving period (with two one-year extension options, subject to the Borrower Sub’s and the lenders’ consent) and a maturity date six years from the Effective Date (as defined in the Revolving Credit Facility) of the facility (extendable in connection with an extension of the revolving period). Base rate borrowings under the Revolving Credit Facility bear interest initially at the applicable CP rate (if the lender is a conduit lender) or LIBOR plus 1.75% per year during the revolving period, with pre-determined future interest rate increases of 1.00%-2.00% over the three years following the end of the revolving period. The Borrower Sub is also required to pay a commitment fee of between 0.25% and 1.00% per year depending on the usage of the Revolving Credit Facility. Payments under the Revolving Credit Facility are made quarterly. The lenders have a first lien security interest on all of the assets of the Borrower Sub.

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

As of June 30, 2013, the Borrower Sub was in compliance with all covenants and other requirements of the Revolving Credit Facility.

As of June 30, 2013, due to the $30,000 minimum equity in assets held requirement of the Revolving Credit Facility not being met, there was no credit available under the Revolving Credit Facility.

For the three month and six month periods ended June 30, 2013, the Company incurred no interest expense and $62 of commitment fees on the unused portion of the Revolving Credit Facility.

The following table presents further information on the Revolving Credit Facility.

For the three month and six month periods ended June 30, 2013
Facility unused commitment fee	$62
Amortization of deferred financing costs	86
Other fees	16

Total credit facility fees	$164

Cash paid for interest expense	$—

7. COMMITMENTS AND CONTINGENCIES

In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnifications or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of June 30, 2013 and Statement of Assets and Liabilities as of December 31, 2012 for any such exposure.

As of June 30, 2013, the Company had $ 250,117 in total capital commitments from stockholders, of which $209,570 was unfunded. Included in the commitments as of June 30, 2013 were $42,867 of capital commitments of the Investment Adviser, members of senior management, and certain employees, partners, and affiliates of the Investment Adviser. There were no capital commitments from stockholders as of December 31, 2012. As of June 30, 2013, certain directors committed $1,750 in capital commitments to the Company.

8. NET ASSETS

In connection with its formation, the Company has the authority to issue 200,000,000 shares of common stock, $0.01 per share par value.

On March 30, 2012, the Company issued 100 common shares for $2 to the Investment Adviser. During the three month and six month periods ended June 30, 2013, the Company issued 2,027,270 shares for $40,545.

The following table summarizes capital activity during the six month period ended June 30, 2013:

	Common Stock		Capital in Excess of Par Value	Offering Expenses	Accumulated Net Investment Income (Loss)	Net change in Unrealized Appreciation (Depreciation) on Investments	Total Net Assets
	Shares	Amount
Balance, beginning of period	100	$0	$2	$—	$—	$—	$2
Common stock issued	2,027,270	20	40,525	—	—	—	40,545
Subscriptions receivable*	—	—	—	—	—	—	—
Offering expenses				(74)			(74)
Net investment income (loss)	—	—	—	—	(2,575)	—	(2,575)
Net change in unrealized appreciation (depreciation) on investments-non-controlled/non-affiliated	—	—	—	—	—	64	64

Balance, end of period	2,027,370	$20	$40,527	$(74)	$(2,575)	$64	$37,962

*	Amount was less than one.

The following table summarizes total shares issued and proceeds received related to capital drawdowns delivered pursuant to subscriptions for the Company’s common stock during the six month period ended June 30, 2013:

	Shares Issued	Proceeds Received
June 5, 2013	555,352	$11,107
June 10, 2013	371,918	7,438
June 25, 2013	1,100,000	22,000

Total	2,027,270	$40,545

Subscribed but unissued shares are presented in equity with a deduction of subscriptions receivable until cash is received for a subscription. There were no subscribed but unissued shares as of June 30, 2013 and December 31, 2012.

As of June 30, 2013, four shareholders represented 53.9% of total net assets.

The Company computes earnings per common share in accordance with ASC 260, Earnings Per Share. Basic earnings per common share are calculated by dividing net increase (decrease) in net assets resulting from operations attributable to the Company by the weighted-average number of common shares outstanding for the periods.

Basic and diluted earnings per common share are as follows:

	For the three month period ended June 30, 2013	For the six month period ended June 30, 2013
Net increase (decrease) in net assets resulting from operations	$(2,511)	(2,511)
Weighted-average common shares outstanding	317,127	159,489

Basic and diluted earnings per common share	$(7.92)	(15.74)

9. RISK FACTORS

Investment Risk Factors

The Company’s first lien debt investments are entirely, or almost entirely, rated below investment grade or may be unrated. These loans are considered speculative because of the credit risk of the issuers. Such issuers are considered more likely than investment grade issuers to default on their payments of interest and principal and such defaults could reduce the net asset value and income distributions of the Company. First lien debt may also lose significant market value before a default occurs. Furthermore, an active trading market may not exist for these loans. This illiquidity may make it more difficult to value the investment.

Concentrations of Credit Risk

The Company places its cash with a large financial institution and cash held in such financial institutions may, at times, exceed the Federal Deposit Insurance Corporation insured limit.

10. CONSOLIDATED FINANCIAL HIGHLIGHTS

The following is a schedule of consolidated financial highlights for the six month period ended June 30, 2013:

For the six month period ended June 30, 2013
Per Share Data (1):
Net asset value, beginning of period	$20.00
Net investment income (loss)	(1.27)
Net change in unrealized appreciation (depreciation) on investments	0.03

Net increase (decrease) in net assets resulting from operations	(1.24)

Offering costs	(0.04)

Net asset value per share, end of period	$18.72

Number of shares outstanding, end of period	2,027,370

Total return (2)	(6.40)%
Net assets, end of period	$37,962

Ratio to average net assets (3) (4):
Operating expenses net of waiver	41.23%
Operating expenses gross of waiver	41.31%
Net investment income (loss) net of waiver	(40.91)%
Net investment income (loss) gross of waiver	(40.99)%
Credit facility expenses	2.61%

Ratios/Supplemental Data:
Portfolio turnover	0%
Total committed capital as of June 30, 2013	$250,117
Ratio of total contributed capital to total committed capital as of June 30, 2013	16.21%
Weighted-average shares outstanding	159,489

(1)	Net investment income (loss) per share is calculated as net investment income (loss) for the period divided by the number of shares at the end of the period.
(2)	Total return based on net asset value equals the change in net asset value during the period plus the declared dividends for the six month period ended June 30, 2013, divided by the beginning net asset value for the period. This calculation is adjusted for additional shares issued related to dividends paid, thereby assuming reinvestment of dividends distributed in connection with the dividend reinvestment plan. Total return based on net asset value is not annualized. Total return does not reflect taxes paid on distributions or placement fees paid on capital drawdowns. If such taxes and fees paid had been included, the results would be lower. The Company’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.
(3)	Periods less than one year have not been annualized.
(4)	The Company commenced operations on May 2, 2013, therefore the current period’s ratios to average net assets may have been different had there been a full year of operations.

11. LITIGATION

The Company may become party to certain lawsuits in the ordinary course of business. The Company does not believe that the outcome of current matters, if any, will materially impact the Company or its consolidated financial statements. As of June 30, 2013 and December 31, 2012, the Company is not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against the Company.

In addition, portfolio investments of the Company could be the subject of litigation or regulatory investigations in the ordinary course of business. The Company does not believe that the outcome of any current contingent liabilities of its portfolio investments, if any, will materially affect the Company or these consolidated financial statements.

12. TAX

The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of June 30, 2013 and December 31, 2012.

In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. As of June 30, 2013 and December 31, 2012, the Company has yet to file any tax returns and therefore is not yet subject to examination.

13. SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed below.

On July 17, 2013, the Company issued a capital call and delivered capital drawdown notices totaling $15,000. Proceeds from the capital call and the related issuance of 750,000 shares is expected on or about July 31, 2013.

Item 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.

(amounts in thousands, except shares and per share data)

FORWARD LOOKING STATEMENTS

The information contained in this section should be read in conjunction with the financial data and financial statements and notes thereto appearing elsewhere in this quarterly report. In addition, some of the statements in this report (including in the following discussion) constitute forward-looking statements, which relate to future events or the future performance or financial condition of Carlyle GMS Finance, Inc. (the “Company,” “GMS Finance,” “we,” “us,” or “our”). The forward-looking statements contained in this report involve a number of risks and uncertainties, including statements concerning:

•	our, or our portfolio companies’, future business, operations, operating results or prospects;

•	the return or impact of current and future investments;

•	the impact of a protracted decline in the liquidity of credit markets on our business;

•	the impact of fluctuations in interest rates on our business;

•	the impact of changes in laws or regulations (including the interpretation thereof) governing our operations or the operations of our portfolio companies;

•	the valuation of our investments in portfolio companies, particularly those having no liquid trading market;

•	our ability to recover unrealized losses;

•	market conditions and our ability to access alternative debt markets and additional debt and equity capital

•	our contractual arrangements and relationships with third parties;

•	the general economy and its impact on the industries in which we invest;

•	the financial condition of and ability of our current and prospective portfolio companies to achieve their objectives;

•	our expected financings and investments;

•	our ability to successfully integrate any acquisitions;

•	the adequacy of our cash resources and working capital;

•	the timing, form and amount of any dividend distributions;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability of our investment adviser to locate suitable investments for us and to monitor and administer our investments; and

•	our intent to be treated as a regulated investment company under Subchapter M of the Internal Revenue Code of 1986, as amended.

We use words such as “anticipates,” “believes,” “expects,” “intends,” “will,” “should,” “may” and similar expressions to identify forward-looking statements, although not all forward-looking statements include these words. Our actual results and condition could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” in our amended Registration Statement on Form 10 filed on April 11, 2013.

We have based the forward-looking statements included in this report on information available to us on the date of this report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

OVERVIEW

Carlyle GMS Finance, Inc. (“GMS Finance” or the “Company”) is a Maryland corporation formed on February 8, 2012, and structured as an externally managed, non-diversified closed-end investment company. On May 2, 2013, GMS Finance filed its election to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). GMS Finance intends to be treated, and intends to comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended, (the “Code”) commencing with its taxable year ending December 31, 2013.

GMS Finance’s investment objective is to generate current income and capital appreciation primarily through debt investments in U.S. middle market companies with approximately $10 million to $100 million of earnings before interest, taxes, depreciation and amortization (“EBITDA”). GMS Finance will seek to achieve our investment objective by investing primarily in first lien senior secured and unitranche loans to private U.S. middle market companies that are, in many cases, controlled by private equity investment firms (“Middle Market Senior Loans”). Depending on market conditions, we expect that between 70% and 80% of the value of our assets will be invested in Middle Market Senior Loans, with the balance invested in higher-yielding investments, which may include middle market junior loans such as corporate mezzanine loans, equity co-investments, broadly syndicated first lien senior secured loans and second lien loans, high-yield bonds, structured products and/or other opportunistic investments.

GMS Finance was initially funded on March 30, 2012, with the purchase of 100 shares at a net asset value (“NAV”) of $20.00 per share by Carlyle GMS Investment Management L.L.C. (the “Investment Adviser”). On May 2, 2013, GMS Finance completed its initial closing of capital commitments (the “Initial Closing”) and subsequently commenced substantial investment operations. As of December 31, 2012 and for the period of January 1, 2013 through May 1, 2013, GMS Finance had not commenced operations and was a development stage company as defined by Accounting Standards Codification (“ASC”) 915, Development Stage Entity. During this time, GMS Finance focused substantially all of its efforts on establishing its business. If GMS Finance has not consummated an initial public offering of its common stock that results in an unaffiliated public float of at least 15% of the aggregate capital commitments received prior to the date of such initial public offering (a “Qualified IPO”) within five years following the Initial Closing, then GMS Finance (subject to any necessary stockholder approvals and applicable requirements of the Investment Company Act) will use its best efforts to wind down and/or liquidate and dissolve.

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

Carlyle GMS Finance SPV LLC (the “Borrower Sub”) is a Delaware limited liability company that was formed on January 3, 2013. The Borrower Sub will invest in first lien senior secured loans and second lien loans. The Borrower Sub is a wholly-owned subsidiary of the Company and is consolidated in our consolidated financial statements included in Part I, Item 1 of this Form 10-Q commencing from the date of its formation, January 3, 2013.

GMS Finance is externally managed by our Investment Adviser, an investment adviser registered under the Investment Advisers Act of 1940, as amended. Carlyle GMS Finance Administration L.L.C. (the “Administrator”) provides the administrative services necessary for us to operate. Both the Investment Adviser and the Administrator are wholly-owned subsidiaries of Carlyle Investment Management L.L.C., a subsidiary of The Carlyle Group L.P. (“Carlyle”), a global alternative asset manager publicly traded on NASDAQ Global Select Market under the symbol “CG”. Refer to the sec.gov website for further information on The Carlyle Group L.P.

As a BDC, GMS Finance is required to comply with certain regulatory requirements. As part of these requirements, the Company must not acquire any assets other than “qualifying assets” specified in the Investment Company Act unless, at the time the acquisition is made, at least 70% of its total assets are qualifying assets (with certain limited exceptions).

GMS Finance intends to be treated, and intends to comply with the requirements to qualify annually, as a RIC under the Code, and operates in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, GMS Finance must, among other things, meet certain source-of-income and asset diversification requirements and timely distribute to its stockholders generally at least 90% of its investment company taxable income, as defined by the Code, for each year. Pursuant to this election, GMS Finance generally will not have to pay corporate level taxes on any income that it distributes to stockholders, provided that GMS Finance satisfies those requirements.

PORTFOLIO AND INVESTMENT ACTIVITY

The fair value of our investments was approximately $19,200 in three portfolio companies as of June 30, 2013. The Company had no investments as of December 31, 2012.

For the three month and six month periods ended June 30, 2013, the Company had no debt repayments in existing portfolio companies and no sales of securities in portfolio companies. In addition, during the three month and six month periods ended June 30, 2013, the Company had a change in unrealized appreciation on two portfolio companies totaling approximately $146, which was offset by a change in unrealized depreciation on one portfolio company totaling approximately $82.

The Company’s investment activity for the three month and six month periods ended June 30, 2013, is presented below (information presented herein is at amortized cost unless otherwise indicated).

For the six month period ended June 30, 2013
Investments—non-controlled/non-affiliated:
New investments	$19,136

Total Investments—non-controlled/non-affiliated as of June 30, 2013	$19,136

Principal amount of investments purchased (1):
First Lien Debt	$19,250

Total	$19,250

Number of new investments	3
Average new investment amount	$6,379
Percentage of new investments at floating rates	100%

(1)	There were no principal amounts of investments sold or repaid.

As of June 30, 2013, investments—non-controlled/non-affiliated consisted of the following:

	Amortized Cost (1)	Fair Value
First Lien Debt	$19,136	$19,200

Total	$19,136	$19,200

(1)	Amortized cost represents the original cost adjusted for the amortization of discounts or premiums, as applicable, on debt investments using the effective interest method.

The weighted average yields (1), based on the amortized cost and fair value of our portfolio as of June 30, 2013, are as follows:

	Amortized Cost	Fair Value
First Lien Debt	6.16%	6.17%

Total	6.16%	6.17%

(1)	Yields do not include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of June 30, 2013.

RESULTS OF OPERATIONS

For the three month and six month periods ended June 30, 2013

The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and losses and net change in unrealized appreciation and depreciation.

Net investment income for the three month and six month periods ended June 30, 2013, was as follows:

For the three month and six month periods ended June 30, 2013
Total investment income from non-controlled/non-affiliated investments	$20
Total net expenses	(2,595)

Net investment income	$(2,575)

Investment Income

For the three month and six month periods ended June 30, 2013
Total investment income from non-controlled/non-affiliated investments	$20

Total investment income	$20

The interest income for the three month and six month periods ended June 30, 2013 is driven by our deployment of capital and increasing invested balance. As of June 30, 2013, the size of our portfolio was $19,136 at amortized cost, with total par outstanding of $19,250. As of June 30, 2013, our portfolio had a weighted average yield of 6.16% on amortized cost.

Expenses

For the three month and six month periods ended June 30, 2013
Base management fees	$15
Incentive fees	13
Organization expenses	1,426
Professional fees	540
Administrative service fees	189
Credit facility fees	164
Directors’ fees and expenses	108
Transfer agency fees	57
Other general and administrative	88
Waiver of base management fees	(5)

Total net expenses	$2,595

For the six month period ended June 30, 2013, there were no drawdowns relating to the Revolving Credit Facility.

Base management fees and incentive fees related to pre-incentive fee net investment income for the three month and six month periods ended June 30, 2013 were driven by our deployment of capital and increasing invested balance. For the three month and six month periods ended June 30, 2013, we recorded an accrued capital gains incentive fees of $13 based upon our cumulative net realized and unrealized appreciation/(depreciation) as of June 30, 2013. The accrual for any capital gains incentive fee under accounting principles generally accepted in the United States (“US GAAP”) in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the three month and six month periods ended June 30, 2013, we did not earn pre-incentive fee net investment income incentive fee and did not incur a realized capital gains incentive fee under the investment advisory and management agreement and therefore there are no amounts currently due under the agreement. See Note 4 to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q for more information on the incentive and base management fees.

Organization expenses include expenses incurred in the initial formation of the Company. Professional fees include legal, rating agencies, audit, tax, valuation, technology and other professional fees incurred related to the management of the Company. Administrative services fees represent fees paid to the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including our allocable portion of the cost of certain of our executive officers and their respective staff. Other general and administrative expenses include insurance, filing, research, subscriptions and other costs.

Unrealized Appreciation/(Depreciation) on Investments

For the three month and six month periods ended June 30, 2013
Net change in unrealized appreciation (depreciation) on investments	$64

Unrealized appreciation (depreciation) on investments	$64

Net change in unrealized appreciation (depreciation) for the three month and six month periods ended June 30, 2013, is as follows:

Type	Net change in unrealized appreciation (depreciation)
First Lien Debt	$64

Total	$64

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company will generate cash from the net proceeds of offerings of our common stock and through cash flows from operations, including investment sales and repayments as well as income earned on investments and cash equivalents. We may also fund a portion of our investments through borrowings under the Borrower Sub’s Revolving Credit Facility (as defined below). The Revolving Credit Facility provides for secured borrowings up to the lesser of $500,000 or the amount of capital commitments the Company has received, subject to restrictions imposed on borrowings under the Investment Company Act and adequate collateral to support such borrowings. The Revolving Credit Facility has a three-year revolving period (with two one-year extension options, subject to the Borrower Sub’s and the lenders’ consent) and a maturity date six years from the Effective Date of the facility (extendable in connection with an extension of the revolving period). Base rate borrowings under the Revolving Credit Facility bear interest initially at the applicable CP rate (if the lender is a conduit lender) or LIBOR plus 1.75% per year during the revolving period, with pre-determined future interest rate increases of 1.00%-2.00% over the three years following the end of the revolving period. The Borrower Sub is also required to pay a commitment fee of between 0.25% and 1.00% per year depending on the usage of the Revolving Credit Facility. Payments under the Revolving Credit Facility are made quarterly. The lenders have a first lien security interest on all of the assets of the Borrower Sub.

The primary use of existing funds and any funds raised in the future is expected to be for investments in portfolio companies, repayment of indebtedness, cash distributions to our stockholders, and for other general corporate purposes.

As of June 30, 2013, the Company had $29,826 in cash and no indebtedness outstanding. As of June 30, 2013, due to the $30,000 minimum equity in assets held requirement of the Revolving Credit Facility not being met, there was no credit available under the Revolving Credit Facility. As of December 31, 2012, the Company had $2 of cash and had not completed the Initial Closing, commenced operations or incurred any liabilities for outstanding borrowings.

Equity Activity

There were $250,115 of commitments made to the Company during the six month period ended June 30, 2013. Total commitments of the Company are $250,117 as of June 30, 2013. The Company had no commitments as of December 31, 2012, except for the initial funding by the Investment Adviser of $2.

As of June 30, 2013, $209,570 of total commitments was unfunded. As of June 30, 2013, $42,867 of total commitments were made by the Investment Adviser, members of senior management, and certain employees, partners, and affiliates of the Investment Adviser. As of June 30, 2013, certain directors have committed $1,750 in capital commitments to the Company.

Shares issued as of June 30, 2013 and December 31, 2012, were 2,027,370 and 100, respectively.

The following table summarizes activity in the number of shares of our common stock outstanding during the six month period ended June 30, 2013:

Common stock shares in issue
Shares in issue, beginning of period	100
Common stock issued	2,027,270

Shares in issue, end of period	2,027,370

Contractual Obligations

The Borrower Sub closed on May 24, 2013 on a senior secured revolving credit facility with various lenders (the “Revolving Credit Facility”). The Revolving Credit Facility will become available to the Company for borrowing once the Borrower Sub has at least $30,000 of minimum equity in its assets held. The Revolving Credit Facility provides for secured borrowings up to the lesser of $500,000 or the amount of capital commitments the Company has received, subject to restrictions imposed on borrowings under the Investment Company Act and adequate collateral to support such borrowings. The Revolving Credit Facility has a three-year revolving period (with two one-year extension options, subject to the Borrower Sub’s and the lenders’ consent) and a maturity date six years from the Effective Date (as defined in the Revolving Credit Facility) of the facility (extendable in connection with an extension of the revolving period). Base rate borrowings under the Revolving Credit Facility bear interest initially at the applicable CP rate (if the lender is a conduit lender) or LIBOR plus 1.75% per year during the revolving period, with pre-determined future interest rate increases of 1.00%-2.00% over the three years following the end of the revolving period. The Borrower Sub is also required to pay a commitment fee of between 0.25% and 1.00% per year depending on the usage of the Revolving Credit Facility. Payments under the Revolving Credit Facility are made quarterly. The lenders have a first lien security interest on all of the assets of the Borrower Sub.

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

For the three month and six month periods ended June 30, 2013, we incurred no interest expense and $62 of commitment fees on the unused portion of the Revolving Credit Facility.

During the six month period ended June 30, 2013, there was no debt outstanding.

OFF BALANCE SHEET ARRANGEMENTS

In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnifications or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in these financial statements as of June 30, 2013 and December 31, 2012, for any such exposure.

We may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments.

As of June 30, 2013 and December 31, 2012, the Company had no commitments to fund revolving senior secured loans.

DIVIDENDS AND DISTRIBUTIONS TO COMMON STOCKHOLDERS

The Company has adopted a dividend reinvestment plan that provides for reinvestment of any distributions on behalf of its stockholders, for those who have elected to participate in the plan. As a result of adopting such a plan, if the Board of Directors authorizes, and GMS Finance declares, a cash dividend or distribution, the stockholders who have elected to participate in the dividend reinvestment plan would have their cash dividends or distributions automatically reinvested in additional shares of the Company’s common stock, rather than receiving cash. Prior to a Qualified IPO, the Company intends to use primarily newly issued shares of its common stock to implement the plan issued at net asset value per share determined as of the valuation date fixed by the Board of Directors for such dividend or distribution. After a Qualified IPO, the Company intends to use primarily newly issued shares to implement the plan so long as the market value per share is equal to or greater than the net asset value per share on the relevant valuation date. If the market value per share is less than the net asset value per share on the relevant valuation date, the plan administrator would purchase the common stock on behalf of participants in the open market, unless the Company instructs the plan administrator otherwise.

As of June 30, 2013 and December 31, 2012, no dividends or distributions had been declared or paid by the Company.

MONITORING

We view active portfolio monitoring as a vital part of our investment process. We consider regular dialogue with portfolio company management and sponsors as well as detailed, internally generated monitoring reports to be critical to our performance.

As part of the monitoring process, the Investment Adviser has developed risk policies pursuant to which it will regularly assess the risk profile of each of our investments. We will rate each of our investments in Middle Market Senior Loans as well as in second lien and mezzanine debt investments and equity co-investments or warrants taken in conjunction with these investments to U.S. middle market companies based on the below categories, which we refer to as “Internal Risk Ratings”.

Internal Risk Ratings and Definitions

1.	Performing—Low Risk: Borrower is operating more than 10% ahead of the base case.

2.	Performing—Stable Risk: Borrower is operating within 10% of the base case (above or below). This is the initial rating assigned to all new borrowers.

3.	Performing—Management Notice: Borrower is operating more than 10% below the base case. A financial covenant default may have occurred, but there is a low risk of payment default.

4.	Watch List: Borrower is operating more than 20% below the base case and there is a high risk of covenant default, or it may have already occurred. Payments are current although subject to greater uncertainty, and there is moderate to high risk of payment default.

5.	Watch List—Possible Loss: Borrower is operating more than 30% below the base case. At the current level of operations and financial condition, the borrower does not have the ability to service and ultimately repay or refinance all outstanding debt on current terms. Payment default is very likely or may have occurred. Loss of principal is possible.

6.	Watch List—Probable Loss: Borrower is operating more than 40% below the base case, and at the current level of operations and financial condition, the borrower does not have the ability to service and ultimately repay or refinance all outstanding debt on current terms. Payment default is very likely or may have already occurred. Additionally, the prospects for improvement in the borrower’s situation are sufficiently negative that impairment of some or all principal is probable.

The Investment Adviser will monitor and, when appropriate, change the investment ratings assigned to each investment in our portfolio. In connection with our quarterly valuation process, the Investment Adviser will review our investment ratings.

As of June 30, 2013, we currently have no investments rated below an Internal Risk Rating of 3.

SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements as of June 30, 2013 and the Statement of Assets and Liabilities as of December 31, 2012, for the Company are prepared on the accrual basis of accounting in accordance with US GAAP. The consolidated financial statements as of June 30, 2013 included in Part I, Item 1 of this Form 10-Q include the accounts of GMS Finance and its wholly-owned subsidiary, the Borrower Sub. All significant intercompany balances and transactions have been eliminated. Management has determined that GMS Finance and the Borrower Sub are both investment companies for the purposes of financial reporting and GMS Finance will consolidate the Borrower Sub. The Borrower Sub was formed on January 3, 2013, therefore it had no assets or liabilities to consolidate as of December 31, 2012. US GAAP for an investment company requires investments to be recorded at estimated fair value. The carrying value for all other assets and liabilities approximates their fair value.

Interim financial statements are prepared in accordance with US GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual financial statements prepared in accordance with US GAAP are omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of financial statements for the interim period presented have been included. The Company commenced operations on May 2, 2013 and, therefore, the current period’s results of operations are not indicative of the results that ultimately may be achieved for the fiscal year ending December 31, 2013.

Use of Estimates

The preparation of consolidated financial statements as of June 30, 2013 and the Statement of Assets and Liabilities as of December 31, 2012 in conformity with US GAAP requires management to make assumptions and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the statements and the reported amounts of revenues and expenses during the reporting period. Management’s estimates are based on historical experiences and other factors, including expectations of future events that management believes to be reasonable under the circumstances. It also requires management to exercise judgment in the process of applying the Company’s accounting policies. Assumptions and estimates regarding the valuation of investments and their resulting impact on base management and incentive fees involve a higher degree of judgment and complexity and these assumptions and estimates may be significant to the consolidated financial statements as of June 30, 2013 and the Company’s Statement of Assets and Liabilities as of December 31, 2012. Actual results could differ from these estimates and such differences could be material.

Investments

Investment transactions purchased are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment without regard to unrealized appreciation or depreciation previously recognized, and includes investments charged off during the period, net of recoveries. Net change in unrealized appreciation or depreciation as presented in the Consolidated Statement of Operations included in Part I, Item 1 of this Form 10-Q reflects the net change in the fair value of investments, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

The Company applies fair value accounting in accordance with the terms of Financial Accounting Standards Board ASC Topic 820, Fair Value Measurement and Disclosures (“ASC 820”). The Company will value securities/instruments traded in active markets on the measurement date by multiplying the closing price of such traded securities/instruments by the quantity of shares or amount of the instrument held. The Company may also obtain quotes with respect to certain of its investments, such as its securities/instruments traded in active markets and its liquid securities/instruments that are not traded in active markets, from pricing services, brokers, or counterparties. When doing so, the Company will determine whether the quote obtained is sufficient according to US GAAP to determine the fair value of the security. If determined adequate, the Company will use the quote obtained and, if not determined adequate, the conclusion will be documented and alternative pricing sources may be sought and utilized including valuation techniques typically utilized for illiquid securities/instruments.

Securities/instruments that are illiquid or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of the Investment Adviser or GMS Finance’s Board of Directors, does not represent fair value shall each be valued as of the measurement date using all techniques appropriate under the circumstances and for which sufficient data is available. These valuation techniques may vary by investment and include comparable public market valuations, comparable precedent transaction valuations and discounted cash flow analyses. The process generally used to determine the applicable value will be as follows: (i) the value of each portfolio company or investment will be initially reviewed by the investment professionals responsible for such portfolio company or investment and, for non-traded investments, a standardized template designed to approximate fair market value based on observable market inputs, updated credit statistics and unobservable inputs will be used to determine a preliminary value; (ii) preliminary valuation conclusions will be documented and reviewed by a valuation committee comprised of members of senior management; (iii) the Board of Directors will engage one or more third-party valuation firms to provide positive assurance on portions of the portfolio each quarter (such that each non-traded investment will be reviewed by a third-party valuation firm at least once annually) including a review of management’s preliminary valuation and conclusion on fair value; (iv) the Audit Committee of the Board of Directors (the “Audit Committee”) will review the assessments of the Investment Adviser and, where appropriate, the respective third-party valuation firms and provide the Board of Directors with any recommendations with respect to changes to the fair value of each investment in the portfolio; and (v) the Board of Directors will discuss the valuation recommendations of the Audit Committee and determine the fair value of each investment in the portfolio in good faith based on the input of the Investment Adviser and, where applicable, the respective third-party valuation firms.

All factors that might materially impact the value of an investment will be considered, including, but not limited to the assessment of the following factors, as relevant:

•	the nature and realizable value of any collateral;

•	call features, put features and other relevant terms of debt;

•	the portfolio company’s leverage and ability to make payments;

•	the portfolio company’s public or private credit rating;

•	the portfolio company’s actual and expected earnings and discounted cash flow;

•	prevailing interest rates and spreads for similar securities and expected volatility in future interest rates;

•	the markets in which the portfolio company does business and recent economic and/or market events; and

•	comparisons to comparable transactions and publicly traded securities.

Investment performance data utilized will be the most recently available financial statements and compliance certificate received from the portfolio companies as of the measurement date which in many cases may reflect a lag in information.

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

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different than the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of June 30, 2013.

See Note 4 of the consolidated financial statements included in Part I, Item 1 of this Form 10-Q for more information on fair valuation of investments.

Cash

Cash consists of demand deposits. The Company’s cash is held with a large financial institution.

Revenue Recognition

Interest from Investments and Realized Gain/Loss on Investments

Interest income is recorded on an accrual basis and includes the accretion of discounts and amortization of premiums. Discounts from and premiums to par value on securities purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of investments represents the original cost, including loan origination fees, adjusted for the accretion of discounts and amortization of premiums, if any. At time of exit, the realized gain or loss on an investment is the difference between the amortized cost at time of exit and the cash received at exit using the specific identification method.

The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. As of June 30, 2013, no loans in the portfolio contain PIK provisions.

Other Income

Other income may include income such as consent, waiver and amendment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive a fee for guaranteeing the outstanding debt of a portfolio company. Such fee will be amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in other assets in the Consolidated Statements of Assets and Liabilities included in Part I, Item 1 of this Form 10-Q. For the three month and six month periods ended June 30, 2013, there was no other income.

Non-Accrual Income

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid current and, in management’s judgment, are likely to remain current. Management may not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2013, no loans in the portfolio were on non-accrual status.

Revolving Credit Facility Costs and Expenses and Deferred Financing Costs (See Note 6, Borrowings)

Interest expense and commitment fees on the Revolving Credit Facility are recorded on an accrual basis. Commitment fees are included in credit facility fees in the Consolidated Statement of Operations included in Part I, Item 1 of this Form 10-Q. No interest expense has been incurred by the Company for the three month and six month periods ended June 30, 2013.

Deferred financing costs consist of capitalized expenses related to the origination of the Revolving Credit Facility. Amortization of deferred financing costs is computed on the straight-line basis over the term of the Revolving Credit Facility agreement, which closely approximates the effective interest method. The amortization of such costs is included in credit facility fees in the Consolidated Statement of Operations included in Part I, Item 1 of this Form 10-Q.

Organization and Offering Expenses

The Company will reimburse the Investment Adviser for initial organization and offering costs incurred on behalf of GMS Finance up to $1,500. As of June 30, 2013, $1,500 of organization and offering costs had been incurred and are reimbursable to the Investment Adviser. The $1,500 of incurred organization and offering costs are allocated to all stockholders based on their respective capital commitment and are re-allocated amongst all stockholders at the time of each closing or capital drawdown subsequent to the Initial Closing. The Company’s organization costs incurred are expensed and the offering costs are charged against equity when incurred.

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

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely than not” to be sustained by the applicable tax authority. All penalties and interest associated with income taxes, if any, are included in income tax expense.

The Borrower Sub is a disregarded entity for tax purposes and will be consolidated with the return of GMS Finance.

Capital Calls and Dividends and Distributions to Common Stockholders

The Company records the shares issued in connection with capital calls as of the effective date, or due date, of the capital call, which is the date shares are issued. To the extent that the Company has income available, the Company intends to make quarterly distributions to its common stockholders. Dividends and distributions to common stockholders will be recorded on the record/ex-dividend date. The amount to be distributed will be determined by the Board of Directors each quarter and will generally be based upon the earnings estimated by management and available cash. Net realized capital gains, if any, will generally be distributed at least annually, although the Company may decide to retain such capital gains for investment.

The Company has adopted a dividend reinvestment plan that provides for reinvestment of any distributions on behalf of its stockholders, for those who have elected to participate in the plan. As a result of adopting such a plan, if the Board of Directors authorizes, and GMS Finance declares, a cash dividend or distribution, the stockholders who have elected to participate in the dividend reinvestment plan would have their cash dividends or distributions automatically reinvested in additional shares of the Company’s common stock, rather than receiving cash. Prior to a Qualified IPO, the Company intends to use primarily newly issued shares of its common stock to implement the plan issued at net asset value per share determined as of the valuation date fixed by the Board of Directors for such dividend or distribution. After a Qualified IPO, the Company intends to use primarily newly issued shares to implement the plan so long as the market value per share is equal to or greater than the net asset value per share on the relevant valuation date. If the market value per share is less than the net asset value per share on the relevant valuation date, the plan administrator would purchase the common stock on behalf of participants in the open market, unless the Company instructs the plan administrator otherwise.

As of June 30, 2013 and December 31, 2012, no dividends or distributions had been declared or paid by the Company.

Functional Currency

The functional currency of the Company is the U.S. Dollar.

Recent Accounting Standards Updates

On June 7, 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-08, Financial Services—Investment Companies (“Topic 946”): Amendments to the Scope, Measurement and Disclosure Requirements. The final standard updates the criteria used in defining an investment company under US GAAP and also sets forth certain measurement and disclosure requirements. This ASU is effective for fiscal periods (including interim periods) beginning after December 15, 2013. The impact of this update is not expected to be material to the consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in the valuations of our investment portfolio and interest rates.

Valuation Risk

Our investments may not have a readily available market price, and we will value these investments at fair value as determined in good faith by our Board of Directors in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and it is possible that the difference could be material.

Interest Rate Risk

During the three month and six month periods ended June 30, 2013, certain of the investments held in the Company’s portfolio had floating interest rates. Interest rates on the investments held within the Company’s portfolio of investments are typically based on floating LIBOR, with many of these investments also having a LIBOR floor. Additionally, the Company’s Revolving Credit Facility is also subject to floating interest rates and is currently paid based on floating LIBOR rates.

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our income in the future.

The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. Interest income is calculated as revenue from interest generated from the Company’s portfolio of investments held as of June 30, 2013. These hypothetical calculations are based on a model of the investments in our portfolio, held as of June 30, 2013, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. We intend to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may impact significantly our net interest income.

The Company regularly measures exposure to interest rate risk. The Company assesses interest rate risk and manages interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

Based on our June 30, 2013 consolidated balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates for our settled investments (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

Basis Point Change	Interest Income
Up 300 basis points	$217
Up 200 basis points	$110
Up 100 basis points	$2
Down 100 basis points	$—
Down 200 basis points	$—
Down 300 basis points	$—

Item 4.	Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President (Principal Executive Officer) and our Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based on that evaluation, our President and our Chief Financial Officer and Treasurer have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended.

There have been no changes in our internal control over financial reporting period during the three month and six month periods ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company may become party to certain lawsuits in the ordinary course of business. The Company is not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against the Company.

Certain litigation involving The Carlyle Group L.P., the parent company of our Investment Adviser, is disclosed in our amended Registration Statement on Form 10 filed with the SEC on April 11, 2013.

Item 1A.	Risk Factors.

Except as set forth below, there have been no material changes to the Risk Factors previously disclosed in our amended Registration Statement on Form 10 filed with the SEC on April 11, 2013. For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our amended Registration Statement on Form 10 filed with the SEC on April 11, 2013, which is accessible on the SEC’s website at sec.gov. Refer to the sec.gov website for further information on the Carlyle Group L.P.

Valuation Risk

Management of the Company seeks investment opportunities that offer the possibility of attaining substantial capital appreciation. Certain events particular to each industry in which the Company’s investments conduct their operations, as well as general economic and political conditions, may have a significant negative impact on the investee’s operations and profitability. In addition, the Company is subject to changing regulatory and tax environments. Such events are beyond the Company’s control, and the likelihood that they may occur and the effect on the Company cannot be predicted. Furthermore, most of the Company’s investments are made in private companies whose shares do not trade on established exchanges. While it is expected that these companies may pursue initial public offerings, trade sales, or other liquidation events, there are generally no public markets for these securities at the current time. The Company’s ability to liquidate its private company investments and realize value is subject to significant limitations and uncertainties, including currency fluctuations.

The Company’s ability to liquidate its publicly traded investments may be subject to limitations, including discounts that may be required to be taken on quoted prices due to the number of shares being sold.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Except as previously reported by the Company on Form 8-K, we did not sell any equity securities during the period covered in this report that were not registered under the Securities Act of 1933.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

3.1	Articles of Amendment and Restatement. Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 814-00995) filed on May 9, 2013.

10.1	Loan and Servicing Agreement, dated as of May 24, 2013*

31.1	Certification of President (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of President (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARLYLE GMS FINANCE, INC.

Dated: July 31, 2013	By	/s/ Kenneth J. Kencel
President
Dated: July 31, 2013	By	/s/ Karen Vejseli
Chief Financial Officer and Treasurer