Form 10-Q
period 2013-09-30
Carlyle GMS Finance, Inc.
filed 2013-11-08
CIK 1544206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period to

Commission File No. 000-54899

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2013
Common stock, $0.01 par value	7,376,424

CARLYLE GMS FINANCE, INC.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(amounts in thousands, except shares and per share data)

	September 30, 2013	December 31, 2012*
	(unaudited)
ASSETS
Investments—non-controlled/non-affiliated, at fair value (amortized cost of $94,354 and $0, respectively)	$94,052	$—
Cash	62,765	2
Deferred financing costs	4,542	—
Interest receivable	466	—
Prepaid expenses and other assets	242	—

Total assets	$162,067	$2

LIABILITIES
Payable for investments purchased	$940	$—
Secured borrowings (Note 6)	35,947	—
Due to Investment Adviser (Note 5)	3	—
Interest and credit facility fees payable (Note 6)	433	—
Base management fees payable (Note 5)	177	—
Administrative service fees payable (Note 5)	120	—
Other accrued expenses and liabilities	656	—

Total liabilities	38,276	—

Commitments and contingencies (Notes 7 and 11)
NET ASSETS
Common stock, $0.01 par value; 200,000,000 shares authorized; 6,477,269 shares and 100 shares, respectively, issued and outstanding	65	—
Paid-in capital in excess of par value	127,482	2
Offering costs	(74)	—
Accumulated net investment income (loss)	(3,381)	—
Net accumulated realized gain (loss)	1	—
Net change in unrealized appreciation (depreciation)	(302)	—

Total net assets	$123,791	$2

NET ASSETS PER SHARE	$19.11	$20.00

*	December 31, 2012 was not presented on a consolidated basis as Carlyle GMS Finance SPV LLC was formed on January 3, 2013.

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except shares and per share data)

(unaudited)

	For the three month period ended September 30, 2013	For the nine month period ended September 30, 2013
Investment income:
Interest income from non-controlled/non-affiliated investments	$1,145	$1,165

Total investment income	1,145	1,165

Expenses:
Base management fees (Note 5)	251	266
Incentive fees reduction (Note 5)	(13)	—
Organization expenses	—	1,426
Professional fees	732	1,272
Administrative service fees (Note 5)	301	490
Interest expense (Note 6)	81	81
Credit facility fees (Note 6)	488	652
Directors’ fees and expenses	115	223
Transfer agency fees	26	83
Other general and administrative	54	142

Total expenses	2,035	4,635
Waiver of base management fees (Note 5)	84	89

Net expenses	1,951	4,546

Net investment income (loss)	(806)	(3,381)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments:
Net realized gain (loss) on investments—non-controlled/non-affiliated	1	1
Net change in unrealized appreciation (depreciation) on investments—non-controlled/non-affiliated	(366)	(302)

Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	(365)	(301)

Net increase (decrease) in net assets resulting from operations	$(1,171)	$(3,682)

Basic and diluted earnings per common share (Note 8)	$(0.29)	$(2.54)

Weighted-average shares of common stock outstanding—Basic and Diluted (Note 8)	3,992,795	1,451,299

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

(amounts in thousands)

(unaudited)

For the nine month period ended September 30, 2013
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$(3,381)
Net realized gain (loss) on investments—non-controlled/non-affiliated	1
Net change in unrealized appreciation (depreciation) on investments—non-controlled/non-affiliated	(302)

Net increase (decrease) in net assets resulting from operations	(3,682)

Capital transactions:
Common stock issued	127,545
Less: offering costs	(74)

Total capital share transactions	127,471

Net increase (decrease) in net assets	123,789

Net assets at beginning of period	2

Net assets at end of period	$123,791

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(amounts in thousands)

(unaudited)

For the nine month period ended September 30, 2013
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(3,682)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	300
Net accretion of discount on securities	(16)
Net realized (gain) loss on investments—non-controlled/non-affiliated	(1)
Net change in unrealized (appreciation) depreciation on investments—non-controlled/non-affiliated	302
Cost of investments purchased	(93,539)
Proceeds from repayments of investments	142
Changes in operating assets:
Interest receivable	(466)
Prepaid expenses and other assets	(242)
Changes in operating liabilities:
Due to Investment Adviser	3
Interest and credit facility fees payable	433
Base management and incentive fees payable	177
Administrative service fees payable	120
Other accrued expenses and liabilities	656

Net cash provided by (used in) operating activities	(95,813)

Cash flows from financing activities:
Proceeds from issuance of common stock	127,545
Borrowings on revolving credit facility	35,947
Debt issuance costs	(4,842)
Offering costs from issuance of common stock	(74)

Net cash provided by (used in) financing activities	158,576

Net increase (decrease) in cash	62,763
Cash, beginning of period	2

Cash, end of period	$62,765

Supplemental disclosure of non-cash transactions:
Interest paid during the period	$—

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of September 30, 2013

(amounts in thousands)

(unaudited)

Portfolio Company (1)	Industry	Interest Rate	Maturity Date	Acquisition Date	Par Amount	Amortized Cost (5)	Fair Value (6)	Percentage of Net Assets
Investments—non-controlled/non-affiliated
First Lien Debt (86.39%)
ACP Tower Merger Sub, Inc. (2) (3) (4)	Telecommunications	5.50%	6/24/2019	6/24/2013	$6,172	$6,150	$6,029	4.87%
Dialysis Newco, Inc. d/b/a DSI Renal (2) (3) (4)	Healthcare & Pharmaceuticals	5.25	8/16/2020	8/16/2013	9,739	9,645	9,708	7.84
	Banking, Finance, Insurance &
Genex Services, Inc. (2) (3) (4)	Real Estate	5.25	7/26/2018	7/25/2013	7,953	7,917	7,730	6.24
Landslide Holdings, Inc. (2) (3) (4)	High Tech Industries	5.25	8/9/2019	8/7/2013	6,939	6,873	6,917	5.59
Meritas Schools Holdings, LLC (2) (3) (4)	Consumer Services	7.00	6/25/2019	6/21/2013	8,479	8,399	8,394	6.78
Nellson Nutraceutical, LLC (2) (3)	Beverage, Food & Tobacco	6.75	8/26/2018	8/26/2013	6,000	5,967	5,877	4.75
Packaging Coordinators, Inc. (2) (3) (4)	Containers, Packaging & Glass	5.50	5/10/2020	5/10/2013	4,500	4,493	4,538	3.67
Stafford Logistics, Inc. (2) (3) (4)	Environmental Industries	6.75	6/26/2019	7/1/2013	9,975	9,880	9,913	8.01
Truckpro, LLC (2) (3) (4)	Automotive	5.75	8/6/2018	8/6/2013	10,000	9,942	9,798	7.92
Zest Holdings, LLC (2) (3) (4)	Durable Consumer Goods	6.50	8/16/2020	8/14/2013	12,500	12,255	12,348	9.97

First Lien Debt Total						81,521	81,252	65.64

Second Lien Debt (5.74%)
	Banking, Finance, Insurance &
Genex Services, Inc. (2) (3) (4)	Real Estate	9.25	1/26/2019	7/25/2013	3,500	3,466	3,405	2.75
Nellson Nutraceutical, LLC (2) (3)	Beverage, Food & Tobacco	11.50	2/26/2019	8/26/2013	2,000	1,984	1,997	1.61

Second Lien Debt Total						5,450	5,402	4.36

Structured Finance Obligations (7.87%) (7)
Babson CLO Ltd., Series 2005-1A, Class Sub	Structured Finance		4/15/2019	7/16/2013	7,632	4,364	4,396	3.55
Clydesdale CLO Ltd., Series 2005-1A, Class Sub	Structured Finance		12/6/2017	7/15/2013	5,750	3,019	3,002	2.43

Structured Finance Obligations Total						7,383	7,398	5.98

Total Investments—non-controlled/non-affiliated						$94,354	$94,052	75.98%

CARLYLE GMS FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of September 30, 2013

(amounts in thousands)

(unaudited)

(1)    Unless otherwise indicated, the Company’s investments are domiciled in the United States. Under the Investment Company Act of 1940, as amended (the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of September 30, 2013, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of September 30, 2013, the Company is not an “affiliated person” of any portfolio company.

(2)    Variable rate loans to the portfolio companies bear interest at a rate that may be determined by reference to either LIBOR or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), which generally reset quarterly. For each such loan, the Company has provided the interest rate in effect as of September 30, 2013.

(3)    Loan includes interest rate floor feature.

(4)    These assets are owned by the Company’s wholly owned subsidiary, Carlyle GMS Finance SPV L.L.C. (the “Borrower Sub”). The Borrower Sub has a revolving credit facility with various lenders (the “Revolving Credit Facility”). The lenders of the Revolving Credit Facility have a first lien security interest in all of the assets of the Borrower Sub (see Note 6, Borrowings) and such assets are not generally available to creditors of Carlyle GMS Finance, Inc. other than to satisfy obligations of the Borrower Sub under the Revolving Credit Facility.

(5)    Amortized cost represents original cost, including origination fees, adjusted for the accretion/amortization of discounts/premiums, as applicable, on debt investments using the effective interest method.

(6)    Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (Notes 2 and 4), pursuant to the Company’s valuation policies.

(7)    The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of September 30, 2013

(amounts in thousands)

(unaudited)

The type and industrial composition of our investments as of September 30, 2013 were as follows:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$81,521	$81,252	86.39%
Second Lien Debt	5,450	5,402	5.74
Structured Finance Obligations	7,383	7,398	7.87

Total	$94,354	$94,052	100.00%

Industry	Amortized Cost	Fair Value	% of Fair Value
Automotive	$9,942	$9,798	10.42%
Banking, Finance, Insurance & Real Estate	11,383	11,135	11.84
Beverage, Food & Tobacco	7,951	7,874	8.37
Consumer Services	8,399	8,394	8.93
Containers, Packaging & Glass	4,493	4,538	4.82
Durable Consumer Goods	12,255	12,348	13.13
Environmental Industries	9,880	9,913	10.54
Healthcare & Pharmaceuticals	9,645	9,708	10.32
High Tech Industries	6,873	6,917	7.35
Structured Finance	7,383	7,398	7.87
Telecommunications	6,150	6,029	6.41

Total	$94,354	$94,052	100.00%

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE GMS FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three month and nine month periods ended September 30, 2013

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

GMS Finance’s investment objective is to generate current income and capital appreciation primarily through debt investments in U.S. middle market companies with approximately $10 million to $100 million of earnings before interest, taxes, depreciation and amortization (“EBITDA”). GMS Finance will seek to achieve its investment objective by investing primarily in first lien senior secured and unitranche loans to private U.S. middle market companies that are, in many cases, controlled by private equity investment firms (“Middle Market Senior Loans”). Depending on market conditions, GMS Finance expects that between 70% and 80% of the value of its assets will be invested in Middle Market Senior Loans, with the balance invested in higher-yielding investments, which may include middle market junior loans such as corporate mezzanine loans, equity co-investments, broadly syndicated first lien senior secured loans and second lien loans, high-yield bonds, structured finance obligations and/or other opportunistic investments.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements as of September 30, 2013 and the Statement of Assets and Liabilities as of December 31, 2012, for the Company are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“US GAAP”). The consolidated financial statements as of September 30, 2013 include the accounts of GMS Finance and its wholly-owned subsidiary, the Borrower Sub. All significant intercompany balances and transactions have been eliminated. Management has determined that GMS Finance and the Borrower Sub are both investment companies for the purposes of financial reporting and GMS Finance will consolidate the Borrower Sub. The Borrower Sub was formed on January 3, 2013, therefore it had no assets or liabilities to consolidate as of December 31, 2012. US GAAP for an investment company requires investments to be recorded at estimated fair value. The carrying value for all other assets and liabilities approximates their fair value.

Interim financial statements are prepared in accordance with US GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with US GAAP are omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of consolidated financial statements for the interim period presented have been included. The Company commenced operations on May 2, 2013 and, therefore, the current period’s results of operations are not indicative of the results that ultimately may be achieved for the fiscal year ending December 31, 2013.

Use of Estimates

The preparation of consolidated financial statements as of September 30, 2013 and the Statement of Assets and Liabilities as of December 31, 2012 in conformity with US GAAP requires management to make assumptions and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the statements and the reported amounts of revenues and expenses during the reporting period. Management’s estimates are based on historical experiences and other factors, including expectations of future events that management believes to be reasonable under the circumstances. It also requires management to exercise judgment in the process of applying the Company’s accounting policies. Assumptions and estimates regarding the valuation of investments and their resulting impact on base management and incentive fees involve a higher degree of judgment and complexity and these assumptions and estimates may be significant to the consolidated financial statements as of September 30, 2013 and the Company’s Statement of Assets and Liabilities as of December 31, 2012. Actual results could differ from these estimates and such differences could be material.

Investments

Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment without regard to unrealized appreciation or depreciation previously recognized, and includes investments charged off during the period, net of recoveries. Net change in unrealized appreciation or depreciation as presented in the accompanying Consolidated Statements of Operations reflects the net change in the fair value of investments, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

Cash

Cash consists of demand deposits. The Company’s cash is held with a large financial institution and cash held in such financial institutions may, at times, exceed the Federal Deposit Insurance Corporation insured limit.

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

The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. As of and for the three month and nine month periods ended September 30, 2013, no loans in the portfolio contain PIK provisions.

Interest income from investments in the “equity” class of collateralized loan obligation (“CLO”) funds, which we refer to as “structured finance obligations”, is recorded based upon an estimation of an effective yield to expected maturity utilizing assumed cash flows in accordance with ASC 325-40-35, Beneficial Interests in Securitized Financial Assets. The Company monitors the expected cash inflows from its CLO equity investments, including the expected residual payments, and the effective yield is determined and updated periodically. In estimating these cash flows, there are a number of assumptions that are subject to uncertainties, including the amount and timing of principal payments which are impacted by prepayments, repurchases, defaults, delinquencies and liquidations of or within the CLO funds. These uncertainties are difficult to predict and are subject to future events that may impact the Company’s estimates and interest income. As a result, actual results may differ significantly from these estimates.

Other Income

Other income may include income such as consent, waiver and amendment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive a fee for guaranteeing the outstanding debt of a portfolio company. Such fee will be amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in other assets in the accompanying Consolidated Statement of Assets and Liabilities. For the three month and nine month periods ended September 30, 2013, there was no other income.

Non-Accrual Income

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid current and, in management’s judgment, are likely to remain current. Management may not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2013, no loans in the portfolio were on non-accrual status.

Revolving Credit Facility, Related Costs, Expenses and Deferred Financing Costs (See Note 6, Borrowings)

Interest expense and commitment fees on the Revolving Credit Facility (as defined in Note 6) are recorded on an accrual basis. Commitment fees are included in credit facility fees in the accompanying Consolidated Statements of Operations. Interest expense of $81 has been incurred by the Company for each of the three month and nine month periods ended September 30, 2013.

The Revolving Credit Facility is recorded at carrying value, which approximates fair value.

Deferred financing costs consist of capitalized expenses related to the origination of the Revolving Credit Facility. Amortization of deferred financing costs is computed on the straight-line basis over the term of the Revolving Credit Facility agreement, which closely approximates the effective interest method. The amortization of such costs is included in credit facility fees in the accompanying Consolidated Statements of Operations.

Organization and Offering Costs

The Company agreed to reimburse the Investment Adviser for initial organization and offering costs incurred on behalf of GMS Finance up to $1,500. As of September 30, 2013, $1,500 of organization and offering costs had been incurred by GMS Finance and $55 of excess organization and offering costs had been incurred by the Investment Adviser. The $1,500 of incurred organization and offering costs are allocated to all stockholders based on their respective capital commitment and are re-allocated amongst all stockholders at the time of each capital drawdown subsequent to the Initial Closing. The Company’s organization costs incurred are expensed and the offering costs are charged against equity when incurred.

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

The Company has adopted a dividend reinvestment plan that provides for reinvestment of any distributions on behalf of its stockholders, for those who have elected to participate in the plan. As a result of adopting such a plan, if the Board of Directors authorizes, and GMS Finance declares a cash dividend or distribution, the stockholders who have elected to participate in the dividend reinvestment plan would have their cash dividends or distributions automatically reinvested in additional shares of the Company’s common stock, rather than receiving cash. Prior to a Qualified IPO, the Company intends to use primarily newly issued shares of its common stock to implement the plan issued at net asset value per share determined as of the valuation date fixed by the Board of Directors for such dividend or distribution. After a Qualified IPO, the Company intends to use primarily newly issued shares to implement the plan so long as the market value per share is equal to or greater than the net asset value per share on the relevant valuation date. If the market value per share is less than the net asset value per share on the relevant valuation date, the plan administrator would purchase the common stock on behalf of participants in the open market, unless the Company instructs the plan administrator otherwise.

As of September 30, 2013 and December 31, 2012, no dividends or distributions had been declared or paid by the Company.

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

3. INVESTMENTS

As of September 30, 2013, investments—non-controlled/non-affiliated, at fair value consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$81,521	$81,252	86.39%
Second Lien Debt	5,450	5,402	5.74
Structured Finance Obligations	7,383	7,398	7.87

Total	$94,354	$94,052	100.00%

The industry composition of investments—non-controlled/non-affiliated at fair value as of September 30, 2013, is as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Automotive	$9,942	$9,798	10.42%
Banking, Finance, Insurance & Real Estate	11,383	11,135	11.84
Beverage, Food & Tobacco	7,951	7,874	8.37
Consumer Services	8,399	8,394	8.93
Containers, Packaging & Glass	4,493	4,538	4.82
Durable Consumer Goods	12,255	12,348	13.13
Environmental Industries	9,880	9,913	10.54
Healthcare & Pharmaceuticals	9,645	9,708	10.32
High Tech Industries	6,873	6,917	7.35
Structured Finance	7,383	7,398	7.87
Telecommunications	6,150	6,029	6.41

Total	$94,354	$94,052	100.00%

4. FAIR VALUE MEASUREMENTS

The Company applies fair value accounting in accordance with the terms of Financial Accounting Standards Board ASC Topic 820, Fair Value Measurement and Disclosures (“ASC 820”). ASC 820 defines fair value as the amount that would be exchanged to sell an asset or transfer a liability in an orderly transfer between market participants at the measurement date. The Company will value securities/instruments traded in active markets on the measurement date by multiplying the closing price of such traded securities/instruments by the quantity of shares or amount of the instrument held. The Company may also obtain quotes with respect to certain of its investments, such as its securities/instruments traded in active markets and its liquid securities/instruments that are not traded in active markets, from pricing services, brokers, or counterparties (i.e. “consensus pricing”). When doing so, the Company will determine whether the quote obtained is sufficient according to US GAAP to determine the fair value of the security. If determined adequate, the Company will use the quote obtained and, if not determined adequate, the conclusion will be documented and alternative pricing sources may be sought and utilized including valuation techniques typically utilized for illiquid securities/instruments.

Securities/instruments that are illiquid or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of the Investment Adviser or GMS

Finance’s Board of Directors, does not represent fair value shall each be valued as of the measurement date using all techniques appropriate under the circumstances and for which sufficient data is available. These valuation techniques may vary by investment and include comparable public market valuations, comparable precedent transaction valuations and/or discounted cash flow analyses. The process generally used to determine the applicable value will be as follows: (i) the value of each portfolio company or investment will be initially reviewed by the investment professionals responsible for such portfolio company or investment and, for non-traded investments, a standardized template designed to approximate fair market value based on observable market inputs, updated credit statistics and unobservable inputs will be used to determine a preliminary value; (ii) preliminary valuation conclusions will be documented and reviewed by a valuation committee comprised of members of senior management; (iii) the Board of Directors will engage one or more third-party valuation firms to provide positive assurance on portions of the portfolio each quarter (such that each non-traded investment will be reviewed by a third-party valuation firm at least once annually) including a review of management’s preliminary valuation and conclusion on fair value; (iv) the Audit Committee of the Board of Directors (the “Audit Committee”) will review the assessments of the Investment Adviser and, where appropriate, the respective third-party valuation firms and provide the Board of Directors with any recommendations with respect to changes to the fair value of each investment in the portfolio; and (v) the Board of Directors will discuss the valuation recommendations of the Audit Committee and determine the fair value of each investment in the portfolio in good faith based on the input of the Investment Adviser and, where applicable, the respective third-party valuation firms.

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

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different than the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of September 30, 2013.

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

Transfer between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the three month and nine month periods ended September 30, 2013, there were no transfers between levels.

The following table summarizes the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of September 30, 2013:

	Level I	Level II	Level III	Total
Assets
First Lien Debt	—	—	$81,252	$81,252
Second Lien Debt	—	—	5,402	5,402
Structured Finance Obligations	—	—	7,398	7,398

Total	—	—	$94,052	$94,052

The changes in the Company’s investments at fair value for which the Company has used Level III inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level III investments still held are as follows:

	Financial Assets
	For the three month period ended September 30, 2013
	First Lien Debt	Second Lien Debt	Structured Finance Obligations	Total
Balance, beginning of period	$19,200	$—	$—	$19,200
Purchases	62,511	5,449	7,383	75,343
Accretion of discount	15	1	—	16
Paydowns	(142)	—	—	(142)
Realized gain (loss)	1	—	—	1
Net change in unrealized appreciation (depreciation)	(333)	(48)	15	(366)

Balance, end of period	$81,252	$5,402	$7,398	$94,052

Net change in unrealized appreciation (depreciation) included in earnings related to investments still held as of September 30, 2013	$(333)	$(48)	$15	$(366)

	Financial Assets
	For the nine month period ended September 30, 2013
	First Lien Debt	Second Lien Debt	Structured Finance Obligations	Total
Balance, beginning of period	$—	$—	$—	$—
Purchases	81,647	5,449	7,383	94,479
Accretion of discount	15	1	—	16
Paydowns	(142)	—	—	(142)
Realized gain (loss)	1	—	—	1
Net change in unrealized appreciation (depreciation)	(269)	(48)	15	(302)

Balance, end of period	$81,252	$5,402	$7,398	$94,052

Net change in unrealized appreciation (depreciation) included in earnings related to investments still held as of September 30, 2013	$(269)	$(48)	$15	$(302)

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

Investments in structured finance obligations are generally valued using a discounted cash flow with consensus pricing.

The following table summarizes the quantitative information related to the significant unobservable inputs for Level III instruments which are carried at fair value as of September 30, 2013:

				Range
	Fair Value as of September 30, 2013	Valuation Techniques	Unobservable Inputs	Low	High	Weighted Average
Investments in First and Second Lien	$86,654	Discounted Cash Flow	Discount Rate	5.28%	10.69%	6.61%
Debt Securities

Total Debt	86,654

Investments in Structured Finance	7,398	Discounted Cash Flow	Discount Rate	13.00%	13.00%	13.00%
Obligations			Default Rate	1.53	1.61	1.57
			Prepayment Rate	40.00	40.00	40.00
			Recovery Rate	73.85	75.00	74.53
		Consensus Pricing	Indicative Quotes	52.00	58.00	55.57

Total Structured Finance Obligations	7,398

Total Level III Investments	$94,052

The significant unobservable inputs used in the fair value measurement of the Company’s investments in first and second lien debt securities are discount rates. Significant increases in discount rates would result in a significantly lower fair value measurement.

The significant unobservable inputs used in the fair value measurement of the Company’s investments in structured finance obligations are discount rates, default rates, prepayment rates, recovery rates and indicative quotes. Significant increases in discount rates, default rates or prepayment rates in isolation would result in a significantly lower fair value measurement, while a significant increase in recovery rates in isolation would result in a significantly higher fair value. Significant decreases in indicative quotes in isolation would result in a significantly lower fair value measurement.

Financial instruments disclosed but not carried at fair value:

The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed but not carried at fair value as of September 30, 2013.

	Carrying Value	Fair Value
Secured borrowings	$35,947	$35,947

Total	$35,947	$35,947

The fair value of the secured borrowings approximates its carrying value as the outstanding balance is callable at carrying value, and is categorized as Level III within the hierarchy.

The fair value of other financial assets and liabilities approximates their carrying value based on the short term nature of these items.

5. RELATED PARTY TRANSACTIONS

Investment Advisory Agreement

On April 3, 2013, the Company’s Board of Directors, including a majority of the directors who are not interested persons as defined in the Investment Company Act, approved an investment advisory and management agreement (the “Investment Advisory Agreement”) between the Company and the Investment Adviser in accordance with, and on the basis of an evaluation satisfactory to such directors as required by, Section 15(c) of the Investment Company Act. Subject to the overall supervision of the Board of Directors, the Investment Adviser provides investment advisory services to the Company. For providing these services, the Investment Adviser receives a fee from the Company consisting of two components—a base management fee and an incentive fee.

The base management fee will be calculated and payable quarterly in arrears at an annual rate of 1.50% of the average daily gross assets of the Company for the period adjusted for share issuances or repurchases, excluding any cash and cash equivalents and including assets acquired with leverage from use of the Revolving Credit Facility (see Note 6, Borrowings). For purposes of this calculation, cash and cash equivalents include any temporary investments in cash-equivalents, U.S. government securities and other high quality investment grade debt investments that mature in 12 months or less from the date of investment. Base management fees for any partial quarter will be prorated. As such, base management fees for the three month and nine month periods ended September 30, 2013, were calculated commencing after May 8, 2013, the date the Company first called capital from investors. The Investment Adviser contractually waived one-third (0.50%) of the base management fee prior to a Qualified IPO. The fee waiver will terminate if and when a Qualified IPO has been consummated.

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

Prior to a Qualified IPO and subject to the receipt of any necessary regulatory approvals, the Company’s Investment Adviser intends to make (or require individual employees or entities in which employees own an interest to make) capital commitments to purchase shares of the Company’s common stock in an amount equal to approximately 25% of each installment of the net after tax incentive fee that the Investment Adviser receives from the Company. For the three month and nine month periods ended September 30, 2013, there was no incentive fee paid on pre-incentive fee net investment income or realized capital gains, therefore, no commitments were made and no shares were issued to the Investment Adviser related to the after tax incentive.

For the three month and nine month periods ended September 30, 2013, base management fees were $167 and $177, respectively (net of waiver of $84 and $89, respectively), there were no incentive fees related to pre-incentive fee net investment income, and there were no incentive fees related to realized capital gains. For the three month and nine month periods ended September 30, 2013, the Company recorded an accrued capital gains incentive fee of $(13) and $0, respectively based upon the cumulative net realized and unrealized appreciation/(depreciation) as of September 30, 2013. The accrual for any capital gains incentive fee under US GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. No incentive fees were deferred for the three month and nine month periods ended September 30, 2013.

As of September 30, 2013, $177 was included in base management and incentive fees payable in the accompanying Consolidated Statement of Assets and Liabilities. As of December 31, 2012, the Company had not completed the Initial Closing or commenced investment operations. No base management or incentive fees were accrued or paid to the Investment Adviser prior to the commencement of investment activities.

On April 3, 2013, the Investment Adviser entered into a personnel agreement with The Carlyle Group Employee Co., L.L.C., an affiliate of the Investment Adviser, pursuant to which The Carlyle Group Employee Co., L.L.C. will provide the Investment Adviser with access to investment professionals.

As of September 30, 2013, the Investment Adviser, members of senior management, and certain employees, partners, and affiliates of the Investment Adviser committed $42,867 to the Company.

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

For the three month and nine month periods ended September 30, 2013, GMS Finance incurred $281 and $470, respectively in fees under the Administrative Agreement, which are included in administrative service fees in the accompanying Consolidated Statements of Operations. As of September 30, 2013, $100 was unpaid and included in administrative service fees payable in the accompanying Consolidated Statement of Assets and Liabilities. As of December 31, 2012, the Company had not completed the Initial Closing or commenced investment operations. No administrative services were provided or charged to the Company until commencement of operations.

Sub-Administration Agreements

On April 3, 2013, the Administrator entered into sub-administration agreements with The Carlyle Group Employee Co., L.L.C. and CELF Advisors LLP. Pursuant to the agreements, The Carlyle Group Employee Co., L.L.C. and CELF Advisors LLP will provide the Administrator access to personnel.

On April 3, 2013, the Administrator entered into a sub-administration agreement with State Street Bank and Trust Company. For the three month and nine month periods ended September 30, 2013, fees incurred in connection with the sub-administration agreement, which amounted to $20 and $20, respectively are included in the administrative service fees in the accompanying Consolidated Statements of Operations. As of September 30,

2013, $20 was unpaid and included in administrative service fees payable in the accompanying Consolidated Statement of Assets and Liabilities.

Placement Fees

On April 3, 2013, the Company entered into a placement fee arrangement with TCG Securities, L.L.C. (“TCG”), a licensed broker-dealer and an affiliate of the Investment Adviser, which may require stockholders to pay a placement fee to TCG in addition to their capital commitments for TCG’s services.

For the three month and nine month periods ended September 30, 2013, TCG did not earn or receive any placement fees from GMS Finance stockholders in connection with the issuance or sale of the Company’s common stock.

Board of Directors

GMS Finance’s Board of Directors currently consists of seven members, four of whom are not “interested persons” of GMS Finance as defined in Section 2(a)(19) of the Investment Company Act (“Independent Directors”). On April 3, 2013, the Board of Directors also established an Audit Committee made up of its Independent Directors, and may establish additional committees in the future. For the three month and nine month periods ended September 30, 2013, GMS Finance incurred $115 and $223, respectively in fees and expenses associated with its Independent Directors and Audit Committee. As of September 30, 2013, $94 was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statement of Assets and Liabilities. As of December 31, 2012, GMS Finance had incurred no fees associated with its Independent Directors or the Audit Committee. As of September 30, 2013, certain directors have committed $1,750 in capital commitments to the Company.

6. BORROWINGS

In accordance with the Investment Company Act, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 200% after such borrowing. As of September 30, 2013, asset coverage is 444%. During the three month and nine month periods ended September 30, 2013, there were secured borrowings of $35,947 under the Revolving Credit Facility. As of September 30, 2013, $35,947 of secured borrowings were outstanding. As of December 31, 2012, there were no secured borrowings outstanding.

Revolving Credit Facility

The Borrower Sub closed on May 24, 2013 on a senior secured revolving credit facility with various lenders (the “Revolving Credit Facility”). The Revolving Credit Facility became available to the Company for borrowing once the Borrower Sub had at least $30,000 of minimum equity in its assets held. The Revolving Credit Facility provides for secured borrowings up to the lesser of $500,000 or the amount of capital commitments the Company has received, subject to restrictions imposed on borrowings under the Investment Company Act and adequate collateral to support such borrowings. The Revolving Credit Facility has a three-year revolving period (with two one-year extension options, subject to the Borrower Sub’s and the lenders’ consent) and a maturity date six years from the Effective Date (as defined in the Revolving Credit Facility) of the facility (extendable in connection with an extension of the revolving period). Base rate borrowings under the Revolving Credit Facility bear interest initially at the applicable commercial paper rate (if the lender is a conduit lender) or LIBOR plus 1.75% per year during the revolving period, with pre-determined future interest rate increases of 1.00%-2.00% over the three years following the end of the revolving period. The Borrower Sub is also required to pay a commitment fee of between 0.25% and 1.00% per year depending on the usage of the Revolving Credit Facility. Payments under the Revolving Credit Facility are made quarterly. The lenders have a first lien security interest on all of the assets of the Borrower Sub.

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

As of September 30, 2013, the Borrower Sub was in compliance with all covenants and other requirements of the Revolving Credit Facility.

As of September 30, 2013, $14 was available for borrowing under the Revolving Credit Facility based on the computation of collateral to support the borrowings.

For the three month and nine month periods ended September 30, 2013, the Company incurred $81 and $81, respectively of interest expense and $250 and $312, respectively of commitment fees on the unused portion of the Revolving Credit Facility. As of September 30, 2013, the unused portion of the Revolving Credit Facility upon which commitment fees are based was $464,053.

For the three month and nine month periods ended September 30, 2013, the average stated interest rate was 1.96% and average principal debt outstanding was $16,312 and $5,497, respectively. As of September 30, 2013, the interest rate was 1.96% based on floating LIBOR rates.

The following table presents further information on the Revolving Credit Facility.

	For the three month period ended September 30, 2013	For the nine month period ended September 30, 2013
Interest expense	$81	$81
Facility unused commitment fee	250	312
Amortization of deferred financing costs	214	300
Other fees	24	40

Total interest expense and credit facility fees	$569	$733

Cash paid for interest expense	$—	$—

7. COMMITMENTS AND CONTINGENCIES

In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnifications or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of September 30, 2013 and Statement of Assets and Liabilities as of December 31, 2012 for any such exposure.

As of September 30, 2013, the Company had $790,797 in total capital commitments from stockholders, of which $663,250 was unfunded. Included in the commitments as of September 30, 2013 were $42,867 of capital commitments of the Investment Adviser, members of senior management, and certain employees, partners, and affiliates of the Investment Adviser. There were no capital commitments from stockholders as of December 31, 2012. As of September 30, 2013, certain directors committed $1,750 in capital commitments to the Company.

8. NET ASSETS

In connection with its formation, the Company has the authority to issue 200,000,000 shares of common stock, $0.01 per share par value.

On March 30, 2012, the Company issued 100 common shares for $2 to the Investment Adviser. During the three month and nine month periods ended September 30, 2013, the Company issued 4,449,899 and 6,477,169 shares for $87,000 and $127,545, respectively.

The following table summarizes capital activity during the nine month period ended September 30, 2013:

			Capital In Excess Of Par		Accumulated Net Investment	Net Realized Gain (Loss) On	Net Change in Unrealized Appreciation (Depreciation) on	Total Net Assets
	Common Stock			Offering Expenses
	Shares	Amount	Value		Income (Loss)	Investments	Investments
Balance, beginning of period	100	$—	$2	$—	$—	$—	$—	$2
Common stock issued	6,477,169	65	127,480	—	—	—	—	127,545
Offering costs	—	—	—	(74)	—	—	—	(74)
Net investment income (loss)	—	—	—	—	(3,381)	—	—	(3,381)
Net realized gain (loss) on investments-non-controlled/non-affiliated	—	—	—	—	—	1	—	1
Net change in unrealized appreciation (depreciation) on investments—non-controlled/non-affiliated	—	—	—	—	—	—	(302)	(302)

Balance, end of period	6,477,269	$65	$127,482	$(74)	$(3,381)	$1	$(302)	$123,791

The following table summarizes total shares issued and proceeds received related to capital drawdowns delivered pursuant to subscriptions for the Company’s common stock during the nine month period ended September 30, 2013:

	Shares Issued	Proceeds Received

June 5, 2013	555,352	$11,107

June 10, 2013	371,918	7,438

June 25, 2013	1,100,000	22,000

July 31, 2013	750,000	15,000

August 22, 2013	2,569,373	50,000

September 23, 2013	1,130,526	22,000

Total	6,477,169	$127,545

Subscribed but unissued shares are presented in equity with a deduction of subscriptions receivable until cash is received for a subscription. There were no subscribed but unissued shares as of September 30, 2013 and December 31, 2012.

As of September 30, 2013, two shareholders represented 12.9% of total net assets.

Subscription transactions during the nine month period ended September 30, 2013 were executed at an offering price at a premium to NAV in order to effect a reallocation of organizational costs to subsequent investors. Such subscription transactions increased NAV by $1,055 or $0.31 per share for the nine month period ended September 30, 2013.

The Company computes earnings per common share in accordance with ASC 260, Earnings Per Share. Basic earnings per common share are calculated by dividing net increase (decrease) in net assets resulting from operations attributable to the Company by the weighted-average number of common shares outstanding for the periods.

Basic and diluted earnings per common share are as follows:

	For the three month period ended September 30, 2013	For the nine month period ended September 30, 2013
Net increase (decrease) in net assets resulting from operations	$(1,171)	$(3,682)
Weighted-average common shares outstanding	3,992,795	1,451,299

Basic and diluted earnings per common share	$(0.29)	$(2.54)

9. CONSOLIDATED FINANCIAL HIGHLIGHTS

The following is a schedule of consolidated financial highlights for the nine month period ended September 30, 2013:

For the nine month period ended September 30, 2013
Per Share Data (1):
Net asset value per share, beginning of period	$20.00
Net investment income (loss)	(1.01)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	(0.18)

Net increase (decrease) in net assets resulting from operations	(1.19)

Offering costs	(0.01)
Effect of subscription offering price(2)	0.31

Net asset value per share, end of period	$19.11

Number of shares outstanding, end of period	6,477,269
Total return (3)	(4.45)%
Net assets, end of period	$123,791
Ratio to average net assets (4) (5):
Operating expenses net of waiver	12.87%
Operating expenses gross of waiver	13.12%
Net investment income (loss) net of waiver	(9.57)%
Net investment income (loss) gross of waiver	(9.82)%
Interest expense and credit facility expenses	2.08%
Ratios/Supplemental Data:
Asset coverage	444.37%
Portfolio turnover	0.51%
Total committed capital as of September 30, 2013	$790,797
Ratio of total contributed capital to total committed capital as of September 30, 2013	16.13%
Weighted-average shares outstanding (6)	3,357,536

(1)	Net investment income (loss) per share is calculated as net investment income (loss) for the period divided by the weighted average number of shares outstanding for the period June 5, 2013 (date of issuance of shares related to the first capital drawdown) through September 30, 2013.
(2)	Increase is due to offering price of subscriptions during the period (Refer to Note 8).
(3)	Total return based on net asset value equals the change in net asset value during the period plus the declared dividends for the nine month period ended September 30, 2013, divided by the beginning net asset value for the period. This calculation is adjusted for additional shares issued related to dividends paid, thereby assuming reinvestment of dividends distributed in connection with the dividend reinvestment plan. Total return based on net asset value is not annualized. Total return does not reflect taxes paid on distributions or placement fees paid on capital drawdowns, if any. The Company’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results. Total return is inclusive of $0.31 per share increase in NAV for the period related to the offering price of subscriptions. Excluding the effects of the higher offering price of subscriptions, total return would have been (6.02%) (Refer to Note 8).
(4)	Periods less than one year have not been annualized.
(5)	The Company commenced operations on May 2, 2013; therefore, the current period’s ratios to average net assets may have been different had there been a full year of operations.
(6)	Weighted average shares outstanding is for the period June 5, 2013 (date of issuance of shares related to the first capital drawdown) through September 30, 2013.

10. LITIGATION

The Company may become party to certain lawsuits in the ordinary course of business. The Company does not believe that the outcome of current matters, if any, will materially impact the Company or its consolidated financial statements. As of September 30, 2013 and December 31, 2012, the Company is not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against the Company.

In addition, portfolio investments of the Company could be the subject of litigation or regulatory investigations in the ordinary course of business. The Company does not believe that the outcome of any current contingent liabilities of its portfolio investments, if any, will materially affect the Company or these consolidated financial statements.

11. TAX

The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of September 30, 2013 and December 31, 2012.

In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. As of September 30, 2013 and December 31, 2012, the Company has yet to file any tax returns and therefore is not yet subject to examination.

12. SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed below.

On October 11, 2013 and October 17, 2013, the Company borrowed $2,200 and $12,250, respectively, from the Revolving Credit Facility to fund investment acquisitions.

On October 21, 2013, the Company issued a capital call and delivered capital drawdown notices totaling $17,498. Proceeds from the capital call and the related issuance of 899,155 shares is expected on or about November 4, 2013.

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

GMS Finance’s investment objective is to generate current income and capital appreciation primarily through debt investments in U.S. middle market companies with approximately $10 million to $100 million of earnings before interest, taxes, depreciation and amortization (“EBITDA”). GMS Finance will seek to achieve our investment objective by investing primarily in first lien senior secured and unitranche loans to private U.S. middle market companies that are, in many cases, controlled by private equity investment firms (“Middle Market Senior Loans”). Depending on market conditions, we expect that between 70% and 80% of the value of our assets will be invested in Middle Market Senior Loans, with the balance invested in higher-yielding investments, which may include middle market junior loans such as corporate mezzanine loans, equity co-investments, broadly syndicated first lien senior secured loans and second lien loans, high-yield bonds, structured finance obligations and/or other opportunistic investments.

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

PORTFOLIO AND INVESTMENT ACTIVITY

The fair value of our investments was approximately $94,052 in 12 portfolio companies/structured finance obligations as of September 30, 2013. The Company had no investments as of December 31, 2012.

The Company’s investment activity for the three month period ended September 30, 2013, is presented below (information presented herein is at amortized cost unless otherwise indicated).

For the three month period ended September 30, 2013
Investments—non-controlled/non-affiliated:
Total Investments—non-controlled/non-affiliated as of June 30, 2013	$19,136
New investments	75,343
Net accretion of discount on securities	16
Investments sold or repaid	(141)

Total Investments—non-controlled/non-affiliated as of September 30, 2013	$94,354

Principal amount of investments purchased:
First Lien Debt	$63,149
Second Lien Debt	5,500
Structured Finance Obligations	13,382

Total	$82,031

Principal amount of investments sold or repaid:
First Lien Debt	$142

Total	$142

Number of new investments	11
Average new investment amount	6,847
Percentage of new investments at floating rates	100%
Percentage of new investments at fixed rates

As of September 30, 2013, investments—non-controlled/non-affiliated consisted of the following:

	Amortized Cost	Fair Value
First Lien Debt	$81,521	$81,252
Second Lien Debt	5,450	5,402
Structured Finance Obligations	7,383	7,398

Total	$94,354	$94,052

The weighted average yields (1), based on the amortized cost and fair value of our portfolio as of September 30, 2013, are as follows:

	Amortized Cost	Fair Value
First Lien Debt	5.23%	5.25%
Second Lien Debt	0.59	0.59
Structured Finance Obligations	1.67	1.68

Total	7.49%	7.52%

(1)	Yields do not include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of September 30, 2013.

RESULTS OF OPERATIONS

For the three month and nine month periods ended September 30, 2013

The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and losses and net change in unrealized appreciation and depreciation. As a result, quarterly comparison may not be meaningful.

Net investment income (loss) for the three month and nine month periods ended September 30, 2013, was as follows:

	For the three month period ended September 30, 2013	For the nine month period ended September 30, 2013
Total investment income from non-controlled/non-affiliated investments	$1,145	$1,165
Net expenses	(1,951)	(4,546)

Net investment income (loss)	$(806)	$(3,381)

Investment Income

	For the three month period ended September 30, 2013	For the nine month period ended September 30, 2013
Interest income from non- controlled/non-affiliated investments	$1,145	$1,165

Total investment income	$1,145	$1,165

The interest income for the three month and nine month periods ended September 30, 2013 is driven by our deployment of capital and increasing invested balance. As of September 30, 2013, the size of our portfolio was $94,354 at amortized cost, with total par outstanding of $101,139. As of September 30, 2013, our portfolio had a weighted average yield of 7.49% on amortized cost.

Expenses

	For the three month ended September 30, 2013	For the nine month ended September 30, 2013
Base management fees	$251	$266
Incentive fees reduction	(13)	—
Organization expenses	—	1,426
Professional fees	732	1,272
Administrative service fees	301	490
Interest expense	81	81
Credit facility fees	488	652
Directors’ fees and expenses	115	223
Transfer agency fees	26	83
Other general and administrative	54	142
Waiver of base management fees	(84)	(89)

Total net expenses	$1,951	$4,546

Interest and credit facility fees for the three month and nine month periods ended September 30, 2013 were comprised of the following:

	For the three month period ended September 30, 2013	For the nine month period ended September 30, 2013
Interest expense	$81	$81
Facility unused commitment fee	250	312
Amortization of deferred financing costs	214	300
Other fees	24	40

Total interest expense and credit facility fees	$569	$733

Cash paid for interest expense	$—	$—

For the three month and nine month periods ended September 30, 2013, the average stated interest rate was 1.96% and average principal debt outstanding was $16,312 and $5,497, respectively.

For the three month and nine month periods ended September 30, 2013, there were secured borrowings of $35,947 under the Revolving Credit Facility. As of September 30, 2013, $35,947 of secured borrowings were outstanding. As of December 31, 2012, there were no secured borrowings outstanding.

Base management fees and incentive fees related to pre-incentive fee net investment income for the three month and nine month periods ended September 30, 2013 were driven by our deployment of capital and increasing invested balance. For the three month and nine month periods ended September 30, 2013, we recorded an accrued capital gains incentive fees of $(13) and $0, respectively based upon our cumulative net realized and unrealized appreciation/(depreciation) as of September 30, 2013. The accrual for any capital gains incentive fee under accounting principles generally accepted in the United States (“US GAAP”) in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the three month and nine month periods ended September 30, 2013, we did not earn pre-incentive fee net investment income incentive fee and did not incur a realized capital gains incentive fee under the investment advisory and management agreement and therefore there are no amounts currently due under the agreement. See Note 5 to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q for more information on the incentive and base management fees.

Organization expenses include expenses incurred in the initial formation of the Company. Professional fees include legal, rating agencies, audit, tax, valuation, technology and other professional fees incurred related to the management of the Company. Administrative service fees represent fees paid to the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including our allocable portion of the cost of certain of our executive officers and their respective staff. Other general and administrative expenses include insurance, filing, research, subscriptions and other costs.

During the three month and nine month periods ended September 30, 2013, the Company had a change in unrealized appreciation on 7 portfolio companies totaling approximately $281 and $322, respectively, which was offset by a change in unrealized depreciation on 7 portfolio companies totaling approximately $647 and $624, respectively.

Net Realized Gain (Loss) and Net Change in Unrealized Appreciation/(Depreciation) on Investments
	For the three month period ended September 30, 2013	For the nine month period ended September 30, 2013
Net realized gain (loss) on investments—non-controlled/non-affiliated	$1	$1
Net change in unrealized appreciation (depreciation) on investments—non-controlled/non-affiliated	(366)	(302)

Net realized gain (loss) and net change in unrealized appreciation/(depreciation) on investments	$(365)	$(301)

Net realized gain (loss) and net change in unrealized appreciation (depreciation) for the three month and nine month periods ended September 30, 2013, is as follows:

	For the three month period ended September 30, 2013		For the nine month period ended September 30, 2013
Type	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)
First Lien Debt	$1	$(333)	$1	$(269)
Second Lien Debt	—	(48)	—	(48)
Structured Finance Obligations	—	15	—	15

Total	$1	$(366)	$1	$(302)

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company will generate cash from the net proceeds of offerings of our common stock and through cash flows from operations, including investment sales and repayments as well as income earned on investments and cash equivalents. We may also fund a portion of our investments through borrowings under the Borrower Sub’s Revolving Credit Facility (as defined below). The Revolving Credit Facility provides for secured borrowings up to the lesser of $500,000 or the amount of capital commitments the Company has received, subject to restrictions imposed on borrowings under the Investment Company Act and adequate collateral to support such borrowings. The Revolving Credit Facility has a three-year revolving period (with two one-year extension options, subject to the Borrower Sub’s and the lenders’ consent) and a maturity date six years from the Effective Date of the facility (extendable in connection with an extension of the revolving period). Base rate borrowings under the Revolving Credit Facility bear interest initially at the applicable commercial paper rate (if the lender is a conduit lender) or LIBOR plus 1.75% per year during the revolving period, with pre-determined future interest rate increases of 1.00%-2.00% over the three years following the end of the revolving period. The Borrower Sub is also required to pay a commitment fee of between 0.25% and 1.00% per year depending on the usage of the Revolving Credit Facility. Payments under the Revolving Credit Facility are made quarterly. The lenders have a first lien security interest on all of the assets of the Borrower Sub.

The primary use of existing funds and any funds raised in the future is expected to be for investments in portfolio companies, repayment of indebtedness, cash distributions to our stockholders, and for other general corporate purposes.

As of September 30, 2013, the Company had $62,765 in cash and $35,947 indebtedness outstanding. As of September 30, 2013, $14 was available for borrowings under the Revolving Credit Facility based on the computation of collateral to support the borrowings. As of September 30, 2013, the unused portion of the Revolving Credit Facility upon which commitment fees are based was $464,053. As of December 31, 2012, the Company had $2 of cash and had not completed the Initial Closing, commenced operations or incurred any liabilities for outstanding borrowings.

Equity Activity

There were $540,680 and $790,795 of commitments made to the Company during the three month and nine month period ended September 30, 2013, respectively. Total commitments of the Company are $790,797 as of September 30, 2013. The Company had no commitments as of December 31, 2012, except for the initial funding by the Investment Adviser of $2.

As of September 30, 2013, $663,250 of total commitments was unfunded. As of September 30, 2013, $42,867 of total commitments were made by the Investment Adviser, members of senior management, and certain employees, partners, and affiliates of the Investment Adviser. As of September 30, 2013, certain directors have committed $1,750 in capital commitments to the Company.

Shares issued as of September 30, 2013 and December 31, 2012, were 6,477,269 and 100, respectively.

The following table summarizes activity in the number of shares of our common stock outstanding during the nine month period ended September 30, 2013:

Common stock shares in issue
Shares in issue, beginning of period	100
Common stock issued	6,477,169

Shares in issue, end of period	6,477,269

Contractual Obligations

A summary of our significant contractual payment obligations is as follows as of September 30, 2013:

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Secured Borrowings	$35,947	$—	$—	$—	$35,947

The Borrower Sub closed on May 24, 2013 on a senior secured revolving credit facility with various lenders (the “Revolving Credit Facility”). The Revolving Credit Facility became available to the Company for borrowing once the Borrower Sub had at least $30,000 of minimum equity in its assets held. The Revolving Credit Facility provides for secured borrowings up to the lesser of $500,000 or the amount of capital commitments the Company has received, subject to restrictions imposed on borrowings under the Investment Company Act and adequate collateral to support such borrowings. The Revolving Credit Facility has a three-year revolving period (with two one-year extension options, subject to the Borrower Sub’s and the lenders’ consent) and a maturity date six years from the Effective Date (as defined in the Revolving Credit Facility) of the facility (extendable in connection with an extension of the revolving period). Base rate borrowings under the Revolving Credit Facility bear interest initially at the applicable commercial paper rate (if the lender is a conduit lender) or LIBOR plus 1.75% per year during the revolving period, with pre-determined future interest rate increases of 1.00%-2.00% over the three years following the end of the revolving period. The Borrower Sub is also required to pay a commitment fee of between 0.25% and 1.00% per year depending on the usage of the Revolving Credit Facility. Payments under the Revolving Credit Facility are made quarterly. The lenders have a first lien security interest on all of the assets of the Borrower Sub.

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

For the three month and nine month periods ended September 30, 2013, we incurred $81 and $81, respectively interest expense and $250 and $312, respectively of commitment fees on the unused portion of the Revolving Credit Facility.

As of September 30, 2013, $35,947 of secured borrowings were outstanding.

OFF BALANCE SHEET ARRANGEMENTS

In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnifications or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in these consolidated financial statements as of September 30, 2013 and December 31, 2012 included in Part I, Item 1 of this Form 10-Q, for any such exposure.

We may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments. As of September 30, 2013, there were no future funding commitments.

DIVIDENDS AND DISTRIBUTIONS TO COMMON STOCKHOLDERS

The Company has adopted a dividend reinvestment plan that provides for reinvestment of any distributions on behalf of its stockholders, for those who have elected to participate in the plan. As a result of adopting such a plan, if the Board of Directors authorizes, and GMS Finance declares a cash dividend or distribution, the stockholders who have elected to participate in the dividend reinvestment plan would have their cash dividends or distributions automatically reinvested in additional shares of the Company’s common stock, rather than receiving cash. Prior to a Qualified IPO, the Company intends to use primarily newly issued shares of its common stock to implement the plan issued at net asset value per share determined as of the valuation date fixed by the Board of Directors for such dividend or distribution. After a Qualified IPO, the Company intends to use primarily newly issued shares to implement the plan so long as the market value per share is equal to or greater than the net asset value per share on the relevant valuation date. If the market value per share is less than the net asset value per share on the relevant valuation date, the plan administrator would purchase the common stock on behalf of participants in the open market, unless the Company instructs the plan administrator otherwise.

As of September 30, 2013 and December 31, 2012, no dividends or distributions had been declared or paid by the Company.

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

As of September 30, 2013, we currently have no investments rated below an Internal Risk Rating of 3.

SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements as of September 30, 2013 and the Statement of Assets and Liabilities as of December 31, 2012 included in Part I, Item 1 of this Form 10-Q, for the Company are prepared on the accrual basis of accounting in accordance with US GAAP. The consolidated financial statements as of September 30, 2013 included in Part I, Item 1 of this Form 10-Q include the accounts of GMS Finance and its wholly-owned subsidiary, the Borrower Sub. All significant intercompany balances and transactions have been eliminated. Management has determined that GMS Finance and the Borrower Sub are both investment companies for the purposes of financial reporting and GMS Finance will consolidate the Borrower Sub. The Borrower Sub was formed on January 3, 2013, therefore it had no assets or liabilities to consolidate as of December 31, 2012. US GAAP for an investment company requires investments to be recorded at estimated fair value. The carrying value for all other assets and liabilities approximates their fair value.

Interim financial statements are prepared in accordance with US GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with US GAAP are omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of consolidated financial statements for the interim period presented have been included. The Company commenced operations on May 2, 2013 and, therefore, the current period’s results of operations are not indicative of the results that ultimately may be achieved for the fiscal year ending December 31, 2013.

Use of Estimates

The preparation of consolidated financial statements as of September 30, 2013 and the Statement of Assets and Liabilities as of December 31, 2012 included in Part I, Item 1 of this Form 10-Q in conformity with US GAAP requires management to make assumptions and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the statements and the reported amounts of revenues and expenses during the reporting period. Management’s estimates are based on historical experiences and other factors, including expectations of future events that management believes to be reasonable under the circumstances. It also requires management to exercise judgment in the process of applying the Company’s accounting policies. Assumptions and estimates regarding the valuation of investments and their resulting impact on base management and incentive fees involve a higher degree of judgment and complexity and these assumptions and estimates may be significant to the consolidated financial statements as of September 30, 2013 and the Company’s Statement of Assets and Liabilities as of December 31, 2012 included in Part I, Item 1 of this Form 10-Q. Actual results could differ from these estimates and such differences could be material.

Investments

Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment without regard to unrealized appreciation or depreciation previously recognized, and includes investments charged off during the period, net of recoveries. Net change in unrealized appreciation or depreciation as presented in the Consolidated Statements of Operations included in Part I, Item 1 of this Form 10-Q reflects the net change in the fair value of investments, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

Cash

Cash consists of demand deposits. The Company’s cash is held with a large financial institution and cash held in such financial institutions may, at times, exceed the Federal Deposit Insurance Corporation insured limit.

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

The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. As of and for the three month and nine month periods ended September 30, 2013, no loans in the portfolio contain PIK provisions.

Interest income from investments in the “equity” class of collateralized loan obligation (“CLO”) funds, which we refer to as “structured finance obligations”, is recorded based upon an estimation of an effective yield to expected maturity utilizing assumed cash flows in accordance with ASC 325-40-35, Beneficial Interests in Securitized Financial Assets. We monitor the expected cash inflows from our CLO equity investments, including the expected residual payments, and the effective yield is determined and updated periodically. In estimating these cash flows, there are a number of assumptions that are subject to uncertainties, including the amount and timing of principal payments which are impacted by prepayments, repurchases, defaults, delinquencies and liquidations of or within the CLO funds. These uncertainties are difficult to predict and are subject to future events that may impact our estimates and interest income. As a result, actual results may differ significantly from these estimates.

Other Income

Other income may include income such as consent, waiver and amendment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive a fee for guaranteeing the outstanding debt of a portfolio company. Such fee will be amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in other assets in the Consolidated Statement of Assets and Liabilities included in Part I, Item 1 of this Form 10-Q. For the three month and nine month periods ended September 30, 2013, there was no other income.

Non-Accrual Income

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid current and, in management’s judgment, are likely to remain current. Management may not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2013, no loans in the portfolio were on non-accrual status.

Revolving Credit Facility, Related Costs, Expenses and Deferred Financing Costs (See Note 6, Borrowings in Part I, Item 1 of this 10-Q)

Interest expense and commitment fees on the Revolving Credit Facility are recorded on an accrual basis. Commitment fees are included in credit facility fees in the Consolidated Statements of Operations included in Part I, Item 1 of this Form 10-Q. Interest expense of $81 has been incurred by the Company for each of the three month and nine month periods ended September 30, 2013.

The Revolving Credit Facility is recorded at carrying value, which approximates fair value.

Deferred financing costs consist of capitalized expenses related to the origination of the Revolving Credit Facility. Amortization of deferred financing costs is computed on the straight-line basis over the term of the Revolving Credit Facility agreement, which closely approximates the effective interest method. The amortization of such costs is included in credit facility fees in the Consolidated Statements of Operations included in Part I, Item 1 of this Form 10-Q.

Organization and Offering Costs

The Company agreed to reimburse the Investment Adviser for initial organization and offering costs incurred on behalf of GMS Finance up to $1,500. As of September 30, 2013, $1,500 of organization and offering costs had been incurred by GMS Finance and $55 of excess organization and offering costs had been incurred by the Investment Adviser. The $1,500 of incurred organization and offering costs are allocated to all stockholders based on their respective capital commitment and are re-allocated amongst all stockholders at the time of each capital drawdown subsequent to the Initial Closing. The Company’s organization costs incurred are expensed and the offering costs are charged against equity when incurred.

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

The Company has adopted a dividend reinvestment plan that provides for reinvestment of any distributions on behalf of its stockholders, for those who have elected to participate in the plan. As a result of adopting such a plan, if the Board of Directors authorizes, and GMS Finance declares a cash dividend or distribution, the stockholders who have elected to participate in the dividend reinvestment plan would have their cash dividends or distributions automatically reinvested in additional shares of the Company’s common stock, rather than receiving cash. Prior to a Qualified IPO, the Company intends to use primarily newly issued shares of its common stock to implement the plan issued at net asset value per share determined as of the valuation date fixed by the Board of Directors for such dividend or distribution. After a Qualified IPO, the Company intends to use primarily newly issued shares to implement the plan so long as the market value per share is equal to or greater than the net asset value per share on the relevant valuation date. If the market value per share is less than the net asset value per share on the relevant valuation date, the plan administrator would purchase the common stock on behalf of participants in the open market, unless the Company instructs the plan administrator otherwise.

As of September 30, 2013 and December 31, 2012, no dividends or distributions had been declared or paid by the Company. As stated above, the amount of any future distributions will be determined by the Board of Directors each quarter and will generally be based upon the earnings estimated by management and available cash. While any determination will be subject to the facts and circumstances applicable at the time and the full discretion of our Board of Directors, we currently expect to declare our first dividend during the first quarter of 2014.

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

Interest Rate Risk

During the three month and nine month periods ended September 30, 2013, certain of the investments held in the Company’s portfolio had floating interest rates. Interest rates on the investments held within the Company’s portfolio of investments are typically based on floating LIBOR, with many of these investments also having a LIBOR floor. Additionally, the Company’s Revolving Credit Facility is also subject to floating interest rates and is currently paid based on floating LIBOR rates.

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our income in the future.

The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. Interest income is calculated as revenue from interest generated from the Company’s settled portfolio of investments held as of September 30, 2013, excluding structured finance obligations. These hypothetical calculations are based on a model of the settled investments in our portfolio, excluding structured finance obligations, held as of September 30, 2013, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. Interest expense is calculated based on outstanding secured borrowings as of September 30, 2013 and based on the terms of the Company’s Revolving Credit Facility. Interest expense on the Company’s Revolving Credit Facility is calculated using the interest rate as of September 30, 2013, adjusted for the hypothetical changes in rates, as shown below. We intend to continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may impact significantly our net interest income.

The Company regularly measures exposure to interest rate risk. The Company assesses interest rate risk and manages interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

Based on our September 30, 2013 consolidated balance sheet, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled investments (considering interest rate floors for variable rate instruments), excluding structured finance obligations, and outstanding secured borrowings assuming no changes in our investment and borrowing structure:

Basis Point Change	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$1,961	$(1,078)	$883
Up 200 basis points	$1,083	$(719)	$364
Up 100 basis points	$206	$(359)	$(153)
Down 100 basis points	$(80)	$89	$9
Down 200 basis points	$(160)	$89	$(71)
Down 300 basis points	$(240)	$89	$(151)

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

There have been no changes in our internal control over financial reporting periods during the three month period ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company may become party to certain lawsuits in the ordinary course of business. The Company is not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against the Company.

Certain litigation involving The Carlyle Group L.P., the parent company of our Investment Adviser, is disclosed in our amended Registration Statement on Form 10 filed with the SEC on April 11, 2013. Refer to sec.gov website for further information on The Carlyle Group L.P.

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

CARLYLE GMS FINANCE, INC.

Dated: November 8, 2013	By	/s/ Kenneth J. Kencel
Kenneth J. Kencel President

Dated: November 8, 2013	By	/s/ Karen Vejseli
Karen Vejseli Chief Financial Officer