Form 10-Q
period 2014-03-31
Carlyle GMS Finance, Inc.
filed 2014-05-09
CIK 1544206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 9, 2014
Common stock, $0.01 par value	12,891,569

CARLYLE GMS FINANCE, INC.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(dollar amounts in thousands, except per share data)

	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS
Investments—non-controlled/non-affiliated, at fair value (amortized cost of $317,735 and $213,128, respectively)	$318,345	$212,807
Cash	22,908	42,010
Deferred financing costs	5,957	4,426
Interest receivable	3,146	1,684
Prepaid expenses and other assets	85	40

Total assets	$350,441	$260,967

LIABILITIES
Payable for investments purchased	$13,402	$6,153
Secured borrowings (Note 6)	75,922	66,822
Due to Investment Adviser (Note 5)	2,257	16
Interest and credit facility fees payable (Note 6)	613	549
Base management and incentive fees payable (Note 5)	1,601	625
Dividend payable	2,449	—
Administrative service fees payable (Note 5)	388	131
Other accrued expenses and liabilities	768	669

Total liabilities	97,400	74,965

Commitments and contingencies (Notes 7 and 11)
NET ASSETS
Common stock, $0.01 par value; 200,000,000 shares authorized; 12,891,421 shares and 9,575,990 shares, respectively, issued and outstanding	129	96
Paid-in capital in excess of par value	252,404	186,965
Offering costs	(74)	(74)
Accumulated net investment income (loss), net of cumulative dividends of $2,449 and $0, respectively	(74)	(664)
Net accumulated realized gain (loss)	46	—
Net change in unrealized appreciation (depreciation)	610	(321)

Total net assets	$253,041	$186,002

NET ASSETS PER SHARE	$19.63	$19.42

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(dollar amounts in thousands, except per share data)

(unaudited)

For the three month period ended March 31, 2014
Investment income:
Interest income from non-controlled/non-affiliated investments	$6,633

Total investment income	6,633

Expenses:
Base management fees (Note 5)	991
Incentive fees (Note 5)	940
Professional fees	597
Administrative service fees (Note 5)	257
Interest expense (Note 6)	349
Credit facility fees (Note 6)	530
Directors’ fees and expenses	82
Transfer agency fees	26
Other general and administrative	152

Total expenses	3,924
Waiver of base management fees (Note 5)	330

Net expenses	3,594

Net investment income (loss)	3,039
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments:
Net realized gain (loss) on investments—non-controlled/non-affiliated	46
Net change in unrealized appreciation (depreciation) on investments—non-controlled/non-affiliated	931

Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	977

Net increase (decrease) in net assets resulting from operations	$4,016

Basic and diluted earnings per common share (Note 8)	$0.37

Weighted-average shares of common stock outstanding—Basic and Diluted (Note 8)	10,735,373

Dividends declared per common share	$0.19

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

(dollar amounts in thousands)

(unaudited)

For the three month period ended March 31, 2014
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$3,039
Net realized gain (loss) on investments—non-controlled/non-affiliated	46
Net change in unrealized appreciation (depreciation) on investments—non-controlled/non-affiliated	931

Net increase (decrease) in net assets resulting from operations	4,016

Capital transactions:
Common stock issued	65,472
Dividends declared	(2,449)

Total capital share transactions	63,023

Net increase (decrease) in net assets	67,039

Net assets at beginning of period	186,002

Net assets at end of period	$253,041

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(dollar amounts in thousands)

(unaudited)

For the three month period ended March 31, 2014
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$4,016
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	219
Net accretion of discount on securities	(134)
Net realized (gain) loss on investments—non-controlled/non-affiliated	(46)
Net change in unrealized (appreciation) depreciation on investments—non-controlled/non-affiliated	(931)
Cost of investments purchased	(110,927)
Proceeds from sales and repayments of investments	13,749
Changes in operating assets:
Interest receivable	(1,462)
Prepaid expenses and other assets	(45)
Changes in operating liabilities:
Due to Investment Adviser	585
Interest and credit facility fees payable	64
Base management and incentive fees payable	976
Administrative service fees payable	257
Other accrued expenses and liabilities	99

Net cash provided by (used in) operating activities	(93,580)

Cash flows from financing activities:
Proceeds from issuance of common stock	65,472
Borrowings on revolving credit facility	9,100
Debt issuance costs	(94)

Net cash provided by (used in) financing activities	74,478

Net increase (decrease) in cash	(19,102)
Cash, beginning of period	42,010

Cash, end of period	$22,908

Supplemental disclosure:
Interest paid during the period	$285
Financing costs due to Investment Adviser	$1,656
Dividends declared during the period	$2,449

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of March 31, 2014

(dollar amounts in thousands)

(unaudited)

Portfolio Company (1)	Industry	Interest Rate	Maturity Date	Acquisition Date	Par Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
Investments—non-controlled/non-affiliated
First Lien Debt (70.35%)
ACP Tower Merger Sub, Inc. (Telular Corporation) (2) (3) (4)	Telecommunications	5.50%	6/24/2019	6/24/2013	$6,016	$5,996	$5,925	2.34%
Anaren, Inc. (2) (3) (4)	Telecommunications	5.50	2/18/2021	2/18/2014	11,584	11,472	11,345	4.48
Consolidated Aerospace Manufacturing, LLC (2) (3) (4)	Aerospace & Defense	5.00	3/27/2020	2/28/2014	5,806	5,785	5,853	2.31
Dialysis Newco, Inc., d/b/a DSI Renal (2) (3) (4)	Healthcare & Pharmaceuticals	5.25	8/16/2020	8/16/2013	9,690	9,603	9,690	3.83
Genex Services, Inc. (2) (3) (4)	Banking, Finance, Insurance & Real Estate	5.25	7/26/2018	7/25/2013	7,914	7,880	7,720	3.05
Landslide Holdings, Inc. (LANDesk Software) (2) (3) (5)	Software	5.00	2/25/2020	2/25/2014	9,950	9,953	10,030	3.97
Meritas Schools Holdings, LLC (2) (3) (4)	Consumer Services	7.00	6/25/2019	6/21/2013	8,436	8,362	8,322	3.29
Miller Heiman, Inc. (2) (3) (4)	Business Services	6.75	9/30/2019	10/1/2013	12,422	12,308	12,459	4.93
MRI Software LLC (2) (3) (5)	Software	5.25	2/4/2021	1/31/2014	15,000	14,929	14,685	5.80
Nellson Nutraceutical, LLC (2) (3) (4)	Beverage, Food & Tobacco	5.75	8/26/2018	8/26/2013	5,985	5,955	5,906	2.33
NES Global Talent Finance US LLC (United Kingdom) (2) (3) (4) (8)	Energy: Oil & Gas	6.50	10/3/2019	10/2/2013	12,422	12,193	12,546	4.96
Packaging Coordinators, Inc. (2) (3) (4)	Containers, Packaging & Glass	5.50	5/10/2020	5/10/2013	4,478	4,470	4,522	1.79
Packaging Coordinators, Inc. (Delayed Draw) (2) (3) (4)	Containers, Packaging & Glass	5.50	5/10/2020	12/20/2013	3,000	2,998	3,030	1.20
Prowler Acquisition Corp. (Pipeline Supply and Service, LLC) (2) (3) (5)	Wholesale	5.50	1/28/2020	1/24/2014	10,407	10,308	10,511	4.15
Seaton Acquisition Corp. (2) (3) (5)	Business Services	6.75	1/29/2019	1/28/2014	14,000	13,879	13,987	5.53
Stafford Logistics, Inc. (Custom Ecology, Inc.) (2) (3) (4)	Environmental Industries	6.75	6/26/2019	7/1/2013	9,925	9,838	9,713	3.84
Synarc-Biocore Holdings, LLC (2) (3) (5)	Healthcare & Pharmaceuticals	5.50	3/10/2021	3/6/2014	13,500	13,368	13,574	5.37
Systems Maintenance Services Holding, Inc. (2) (3) (4)	High Tech Industries	5.25	10/18/2019	10/18/2013	2,232	2,224	2,183	0.86
Tectum Holdings, Inc. (2) (3) (4)	Automotive	5.25	9/12/2018	3/4/2014	6,545	6,533	6,545	2.59
The Topps Company, Inc. (2) (3) (4)	Non-durable Consumer Goods	7.25	10/2/2018	10/1/2013	11,599	11,494	11,504	4.55
TruckPro, LLC (2) (3) (4)	Automotive	5.75	8/6/2018	8/6/2013	9,800	9,747	9,650	3.81
Violin Finco S.A.R.L. (Alexander Mann Solutions) (United Kingdom) (2) (3) (4) (8)	Business Services	5.75	12/20/2019	12/18/2013	12,469	12,355	12,264	4.85
Vitera Healthcare Solutions, LLC (2) (3) (4)	Healthcare & Pharmaceuticals	6.00	11/4/2020	11/1/2013	9,606	9,516	9,702	3.84
Zest Holdings, LLC (2) (3) (4)	Durable Consumer Goods	6.50	8/16/2020	8/14/2013	12,438	12,208	12,293	4.86

First Lien Debt Total						223,374	223,959	88.53

Second Lien Debt (14.63%)
Ascensus, Inc. (2) (3) (5)	Banking, Finance, Insurance & Real Estate	9.00	12/2/2020	12/2/2013	8,000	7,886	8,182	3.23
Drew Marine Group Inc. (2) (3) (5)	Chemicals, Plastics & Rubber	8.00	5/19/2021	11/19/2013	12,500	12,473	11,714	4.63
Genex Services, Inc. (2) (3) (4)	Banking, Finance, Insurance & Real Estate	9.25	1/26/2019	7/25/2013	3,500	3,469	3,415	1.35
Landslide Holdings, Inc. (LANDesk Software) (2) (3) (5)	Software	8.25	2/25/2021	2/25/2014	3,500	3,475	3,570	1.41

CARLYLE GMS FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of March 31, 2014

(dollar amounts in thousands)

(unaudited)

Portfolio Company (1)	Industry	Interest Rate	Maturity Date	Acquisition Date	Par Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
Second Lien Debt (Continued)
Nellson Nutraceutical, LLC (2) (3) (4)	Beverage, Food & Tobacco	10.50%	2/26/2019	8/26/2013	$2,000	$1,985	$2,024	0.80%
Prowler Acquisition Corp. (Pipeline Supply and Service, LLC) (2) (3) (5)	Wholesale	9.50	7/28/2020	1/24/2014	3,000	2,942	3,083	1.22
Systems Maintenance Services Holding, Inc. (2) (3) (4)	High Tech Industries	9.25	10/18/2020	10/18/2013	6,000	5,950	5,816	2.30
Vitera Healthcare Solutions, LLC (2) (3) (5)	Healthcare & Pharmaceuticals	9.25	11/4/2021	11/1/2013	2,000	1,971	2,040	0.81
Watchfire Enterprises, Inc. (2) (3) (5)	Media: Advertising, Printing & Publishing	9.00	10/2/2021	10/2/2013	7,000	6,909	6,731	2.66

Second Lien Debt Total						47,060	46,575	18.41

Portfolio Company (1)	Industry	Maturity Date	Acquisition Date	Par Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
Structured Finance Obligations (15.02%) (5) (8)
Apidos CDO II, Subordinated Notes	Structured Finance	12/21/2018	1/31/2014	4,820	1,850	1,946	0.77
Ares XXVIII CLO Ltd., Subordinated Notes	Structured Finance	10/17/2024	10/10/2013	7,000	6,107	6,104	2.41
Babson CLO Ltd. 2005-I, Subordinated Notes	Structured Finance	4/15/2019	7/16/2013	7,632	4,364	4,236	1.68
Blackrock Senior Income Series V, Limited, Subordinated Notes (Ireland)	Structured Finance	8/13/2019	3/11/2014	4,600	3,197	3,197	1.27
CIFC Funding 2006-II, Ltd., Preferred Shares	Structured Finance	3/1/2021	2/3/2014	9,093	4,330	4,388	1.73
Clydesdale CLO 2005, Ltd., Subordinated Notes	Structured Finance	12/6/2017	7/15/2013	5,750	—	29	0.01
Flagship VII Limited, Subordinated Notes	Structured Finance	1/20/2026	12/18/2013	7,000	6,160	6,230	2.46
GoldenTree Loan Opportunities V, Limited, Subordinated Notes	Structured Finance	10/18/2021	10/11/2013	5,000	3,430	3,463	1.37
1776 CLO I, Ltd., Subordinated Notes	Structured Finance	5/8/2020	2/27/2014	6,750	6,581	6,581	2.60
Landmark VIII, CLO Ltd., Income Notes	Structured Finance	10/19/2020	10/22/2013	8,600	4,097	4,433	1.75
MSIM Peconic Bay, Ltd., Subordinated Notes	Structured Finance	7/20/2019	10/22/2013	4,500	1,454	1,434	0.57
Nautique Funding Ltd., Income Notes	Structured Finance	4/15/2020	2/24/2014	5,000	3,475	3,500	1.38
Pacifica CDO V, Ltd., Subordinated Notes	Structured Finance	1/26/2020	3/28/2014	4,700	2,256	2,270	0.90

Structured Finance Obligations Total					47,301	47,811	18.90

Total Investments—non-controlled/non-affiliated					$317,735	$318,345	125.84%

CARLYLE GMS FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of March 31, 2014

(dollar amounts in thousands)

(unaudited)

(1)	Unless otherwise indicated, debt investments of Carlyle GMS Finance, Inc. (“GMS Finance” or the “Company”) are domiciled in the United States and structured finance obligations are domiciled in the Cayman Islands. Under the Investment Company Act of 1940, as amended (the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of March 31, 2014, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of March 31, 2014, the Company is not an “affiliated person” of any portfolio company.
(2)	Variable rate loans to the portfolio companies bear interest at a rate that may be determined by reference to either LIBOR or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), which generally reset quarterly. For each such loan, the Company has provided the interest rate in effect as of March 31, 2014.
(3)	Loan includes interest rate floor feature.
(4)	These assets are owned by the Company’s wholly owned subsidiary, Carlyle GMS Finance SPV LLC (the “Borrower Sub”). The Borrower Sub has a revolving credit facility with various lenders (the “Revolving Credit Facility”). The lenders of the Revolving Credit Facility have a first lien security interest in all of the assets of the Borrower Sub (see Note 6, Borrowings) and such assets are not generally available to creditors of GMS Finance other than to satisfy obligations of the Borrower Sub under the Revolving Credit Facility.
(5)	These assets are owned by the Company. The Company has a senior secured revolving credit facility with various lenders (the “Facility”). The lenders of the Facility have a perfected first-priority security interest in substantially all of the portfolio investments held by the Company and certain future domestic subsidiaries of the Company and $100,000 of unfunded investor equity capital commitments (see Note 6, Borrowings).
(6)	Amortized cost represents original cost, including origination fees, adjusted for the accretion/amortization of discounts/premiums, as applicable, on debt investments using the effective interest method. The cost of equities, including the “equity” class of collateralized loan obligation (“CLO”) funds, which are referred to as “structured finance obligations”, is not amortized.
(7)	Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (Notes 2 and 4), pursuant to the Company’s valuation policies.
(8)	The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of March 31, 2014

(dollar amounts in thousands)

(unaudited)

The type and industrial composition of our investments as of March 31, 2014 were as follows:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$223,374	$223,959	70.35%
Second Lien Debt	47,060	46,575	14.63
Structured Finance Obligations	47,301	47,811	15.02

Total	$317,735	$318,345	100.00%

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace and Defense	$5,785	$5,853	1.84%
Automotive	16,280	16,195	5.09
Banking, Finance, Insurance & Real Estate	19,235	19,317	6.07
Beverage, Food & Tobacco	7,940	7,930	2.49
Business Services	38,542	38,710	12.16
Chemicals, Plastics & Rubber	12,473	11,714	3.68
Consumer Services	8,362	8,322	2.61
Containers, Packaging & Glass	7,468	7,552	2.37
Durable Consumer Goods	12,208	12,293	3.86
Energy: Oil & Gas	12,193	12,546	3.94
Environmental Industries	9,838	9,713	3.05
Healthcare & Pharmaceuticals	34,458	35,006	11.00
High Tech Industries	8,174	7,999	2.51
Media: Advertising, Printing & Publishing	6,909	6,731	2.11
Non-durable Consumer Goods	11,494	11,504	3.61
Software	28,357	28,285	8.89
Structured Finance	47,301	47,811	15.02
Telecommunications	17,468	17,270	5.43
Wholesale	13,250	13,594	4.27

Total	$317,735	$318,345	100.00%

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2013

(dollar amounts in thousands)

Portfolio Company (1)	Industry	Interest Rate	Maturity Date	Acquisition Date	Par Amount	Amortized Cost (5)	Fair Value (6)	Percentage of Net Assets
Investments—non-controlled/non-affiliated
First Lien Debt (66.57%)
ACP Tower Merger Sub, Inc. (Telular Corporation) (2) (3) (4)	Telecommunications	5.50%	6/24/2019	6/24/2013	$6,094	$6,073	$5,968	3.21%
Dialysis Newco, Inc., d/b/a DSI Renal (2) (3) (4)	Healthcare & Pharmaceuticals	5.25	8/16/2020	8/16/2013	9,715	9,624	9,743	5.24
Genex Services, Inc. (2) (3) (4)	Banking, Finance, Insurance & Real Estate	5.25	7/26/2018	7/25/2013	7,934	7,898	7,741	4.16
Landslide Holdings, Inc. (LANDesk Software)(2)(3)(4)	High Tech Industries	5.25	8/9/2019	8/7/2013	6,922	6,859	6,958	3.74
Meritas Schools Holdings, LLC (2) (3) (4)	Consumer Services	7.00	6/25/2019	6/21/2013	8,458	8,380	8,331	4.48
Miller Heiman, Inc. (2) (3) (4)	Business Services	6.75	9/30/2019	10/1/2013	12,500	12,381	12,584	6.76
Nellson Nutraceutical, LLC (2) (3) (4)	Beverage, Food & Tobacco	6.75	8/26/2018	8/26/2013	5,985	5,954	5,908	3.18
NES Global Talent Finance US LLC (United Kingdom) (2) (3) (4) (7)	Energy: Oil & Gas	6.50	10/3/2019	10/2/2013	12,500	12,262	12,531	6.74
Packaging Coordinators, Inc. (2) (3) (4) (8)	Containers, Packaging & Glass	5.50	5/10/2020	5/10/2013	4,489	4,479	4,516	2.43
Systems Maintenance Services Holding, Inc. (2) (3) (4)	High Tech Industries	5.25	10/18/2019	10/18/2013	2,237	2,229	2,177	1.17
Stafford Logistics, Inc. (Custom Ecology, Inc.) (2) (3) (4)	Environmental Industries	6.75	6/26/2019	7/1/2013	9,950	9,859	9,786	5.26
TruckPro, LLC (2) (3) (4)	Automotive	5.75	8/6/2018	8/6/2013	9,900	9,844	9,665	5.19
The Topps Company, Inc. (2) (3) (4)	Non-durable Consumer Goods	7.25	10/2/2018	10/1/2013	11,628	11,518	11,471	6.17
Violin Finco S.A.R.L. (Alexander Mann Solutions) (United Kingdom) (2) (3) (4) (7)	Business Services	5.75	12/20/2019	12/18/2013	12,500	12,382	12,349	6.64
Vitera Healthcare Solutions, LLC (2) (3) (4)	Healthcare & Pharmaceuticals	6.00	11/4/2020	11/1/2013	9,630	9,537	9,649	5.19
Zest Holdings, LLC (2) (3) (4)	Durable Consumer Goods	6.50	8/16/2020	8/14/2013	12,469	12,231	12,299	6.61

First Lien Debt Total						141,510	141,676	76.17

Second Lien Debt (18.69%)
Ascensus, Inc. (2) (3)	Banking, Finance, Insurance & Real Estate	9.00	12/2/2020	12/2/2013	8,000	7,883	8,033	4.32
Drew Marine Group Inc. (2) (3)	Chemicals, Plastics & Rubber	8.00	5/19/2021	11/19/2013	12,500	12,473	11,741	6.31
Genex Services, Inc. (2) (3) (4)	Banking, Finance, Insurance & Real Estate	9.25	1/26/2019	7/25/2013	3,500	3,468	3,442	1.85
Nellson Nutraceutical, LLC (2) (3) (4)	Beverage, Food & Tobacco	11.50	2/26/2019	8/26/2013	2,000	1,985	2,025	1.09
Systems Maintenance Services Holding, Inc. (2) (3) (4)	High Tech Industries	9.25	10/18/2020	10/18/2013	6,000	5,949	5,818	3.13
Vitera Healthcare Solutions, LLC (2) (3)	Healthcare & Pharmaceuticals	9.25	11/4/2021	11/1/2013	2,000	1,971	2,003	1.08
Watchfire Enterprises, Inc. (2) (3)	Media: Advertising, Printing & Publishing	9.00	10/2/2021	10/2/2013	7,000	6,907	6,705	3.60

Second Lien Debt Total						40,636	39,767	21.38

CARLYLE GMS FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of December 31, 2013

(dollar amounts in thousands)

Portfolio Company (1)	Industry	Maturity Date	Acquisition Date	Par Amount	Amortized Cost (5)	Fair Value (6)	Percentage of Net Assets
Structured Finance Obligations (14.74%) (7)
Ares XXVIII CLO Ltd., Subordinated Notes	Structured Finance	10/17/2024	10/10/2013	7,000	6,107	6,125	3.29
Babson CLO Ltd. 2005-I, Subordinated Notes	Structured Finance	4/15/2019	7/16/2013	7,632	4,364	4,426	2.38
Clydesdale CLO 2005, Ltd., Subordinated Notes	Structured Finance	12/6/2017	7/15/2013	5,750	3,019	3,048	1.64
Flagship VII Limited, Subordinated Notes	Structured Finance	1/20/2026	12/18/2013	7,000	6,160	6,160	3.31
GoldenTree Loan Opportunities V, Limited, Subordinated Notes	Structured Finance	10/18/2021	10/11/2013	5,000	3,430	3,485	1.87
Kingsland III, Ltd., Subordinated Notes	Structured Finance	8/24/2021	11/22/2013	4,000	3,176	3,180	1.71
Landmark VIII CLO Ltd., Income Notes	Structured Finance	10/19/2020	10/22/2013	7,000	3,272	3,486	1.88
MSIM Peconic Bay, Ltd., Subordinated Notes	Structured Finance	7/20/2019	10/22/2013	4,500	1,454	1,454	0.78

Structured Finance Obligations Total					30,982	31,364	16.86

Total Investments—non-controlled/non-affiliated					$213,128	$212,807	114.41%

(1)	Unless otherwise indicated, debt investments of GMS Finance are domiciled in the United States and structured finance obligations are domiciled in the Cayman Islands. Under the Investment Company Act, the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of December 31, 2013, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2013, the Company is not an “affiliated person” of any portfolio company.
(2)	Variable rate loans to the portfolio companies bear interest at a rate that may be determined by reference to either LIBOR or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), which generally reset quarterly. For each such loan, the Company has provided the interest rate in effect as of December 31, 2013.
(3)	Loan includes interest rate floor feature.
(4)	These assets are owned by the Borrower Sub. The Borrower Sub has the Revolving Credit Facility. The lenders of the Revolving Credit Facility have a first lien security interest in all of the assets of the Borrower Sub (see Note 6, Borrowings) and such assets are not generally available to creditors of GMS Finance other than to satisfy obligations of the Borrower Sub under the Revolving Credit Facility.
(5)	Amortized cost represents original cost, including origination fees, adjusted for the accretion/amortization of discounts/premiums, as applicable, on debt investments using the effective interest method. The cost of equities, including the “equity” class of CLO funds, which are referred to as “structured finance obligations”, is not amortized.
(6)	Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (Notes 2 and 4), pursuant to the Company’s valuation policies.
(7)	The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(8)	Packaging Coordinators, Inc. has an undrawn delayed draw term loan of $3,000 par value at LIBOR + 4.25%, 1.25% floor. An unused rate of 2.13% is charged on the principal while undrawn.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of December 31, 2013

(dollar amounts in thousands)

The type and industrial composition of our investments as of December 31, 2013 were as follows:

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

CARLYLE GMS FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

March 31, 2014

(dollar amounts in thousands, except per share data)

1. ORGANIZATION

Carlyle GMS Finance, Inc. (“GMS Finance” or the “Company”) is a Maryland corporation formed on February 8, 2012, and structured as an externally managed, non-diversified closed-end investment company. On May 2, 2013, GMS Finance filed its election to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). GMS Finance intends to be treated, and intends to comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2013.

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

GMS Finance was initially funded on March 30, 2012, with the purchase of 100 shares at a net asset value (“NAV”) of $20.00 per share by Carlyle GMS Investment Management L.L.C. (the “Investment Adviser”). On May 2, 2013, GMS Finance completed its initial closing of capital commitments (the “Initial Closing”) and subsequently commenced substantial investment operations. Prior to May 2, 2013, GMS Finance had not commenced operations and was a development stage company as defined by Accounting Standards Codification (“ASC”) 915, Development Stage Entity. During this time, GMS Finance focused substantially all of its efforts on establishing its business. If GMS Finance has not consummated an initial public offering of its common stock that results in an unaffiliated public float of at least 15% of the aggregate capital commitments received prior to the date of such initial public offering (a “Qualified IPO”) by May 2, 2018, then GMS Finance (subject to any necessary stockholder approvals and applicable requirements of the Investment Company Act) will use its best efforts to wind down and/or liquidate and dissolve.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“US GAAP”). The consolidated financial statements include the accounts of GMS Finance and its wholly-owned subsidiary, the Borrower Sub. All significant intercompany balances and transactions have been eliminated. Management has determined that GMS Finance and the Borrower Sub are both investment companies for the purposes of accounting and financial reporting in accordance with Accounting Standards Update (“ASU”) 2013-08, Financial Services—Investment Companies (“ASU 2013-08”): Amendments to the Scope, Measurement and Disclosure Requirements and GMS Finance will consolidate the Borrower Sub. US GAAP for an investment company requires investments to be recorded at fair value. The carrying value for all other assets and liabilities approximates their fair value.

The interim financial statements have been prepared in accordance with US GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with US GAAP are omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of consolidated financial statements for the interim period presented have been included. These adjustments are of a normal, recurring nature. This Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2013. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the operating results to be expected for the full year.

Use of Estimates

The preparation of consolidated financial statements as of March 31, 2014 and December 31, 2013 in conformity with US GAAP requires management to make assumptions and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the statements and the reported amounts of revenues and expenses during the reporting period. Management’s estimates are based on historical experiences and other factors, including expectations of future events that management believes to be reasonable under the circumstances. It also requires management to exercise judgment in the process of applying the Company’s accounting policies. Assumptions and estimates regarding the valuation of investments and their resulting impact on base management and incentive fees involve a higher degree of judgment and complexity and these assumptions and estimates may be significant to the consolidated financial statements as of March 31, 2014 and December 31, 2013. Actual results could differ from these estimates and such differences could be material.

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

Revenue Recognition

Interest from Investments and Realized Gain/Loss on Investments

Interest income is recorded on an accrual basis and includes the accretion of discounts and amortization of premiums. Discounts from and premiums to par value on debt securities purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of investments represents the original cost, including loan origination fees, adjusted for the accretion of discounts and amortization of premiums, if any. At time of exit, the realized gain or loss on an investment is the difference between the amortized cost at time of exit and the cash received at exit using the specific identification method.

The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. As of March 31, 2014 and December 31, 2013 and for the three month period ended March 31, 2014, no loans in the portfolio contain PIK provisions.

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

Other Income

Other income may include income such as consent, waiver and amendment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive a fee for guaranteeing the outstanding debt of a portfolio company. Such fee will be amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in other assets in the accompanying Consolidated Statements of Assets and Liabilities. For the three month period ended March 31, 2014, there was no other income.

Non-Accrual Income

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid current and, in management’s judgment, are likely to remain current. Management may not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2014 and December 31, 2013, no loans in the portfolio were on non-accrual status.

Revolving Credit Facility, Facility, Related Costs, Expenses and Deferred Financing Costs (See Note 6, Borrowings)

Interest expense and commitment fees on the Revolving Credit Facility and Facility (as defined in Note 6) are recorded on an accrual basis. Commitment fees are included in credit facility fees in the accompanying Consolidated Statement of Operations. Interest expense of $349 has been incurred by the Company for the three month period ended March 31, 2014.

The Revolving Credit Facility and Facility are recorded at carrying value, which approximates fair value.

Deferred financing costs consist of capitalized expenses related to the origination of the Revolving Credit Facility and Facility. Amortization of deferred financing costs for each credit facility is computed on the straight-line basis over the respective term of each credit facility. The amortization of such costs is included in credit facility fees in the accompanying Consolidated Statement of Operations.

Organization and Offering Costs

The Company agreed to reimburse the Investment Adviser for initial organization and offering costs incurred on behalf of GMS Finance up to $1,500. As of March 31, 2014 and December 31, 2013, $1,500 of organization and offering costs had been incurred by GMS Finance and $57 of excess organization and offering costs had been incurred by the Investment Adviser. The $1,500 of incurred organization and offering costs are allocated to all stockholders based on their respective capital commitment and are re-allocated amongst all stockholders at the time of each capital drawdown subsequent to the Initial Closing. The Company’s organization costs incurred are expensed and the offering costs are charged against equity when incurred.

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

Capital Calls and Dividends and Distributions to Common Stockholders

The Company records the shares issued in connection with capital calls as of the effective date, or due date, of the capital call, which is the date shares are issued. To the extent that the Company has taxable income available, the Company intends to make quarterly distributions to its common stockholders. Dividends and distributions to common stockholders are recorded on the record/ex-dividend date. The amount to be distributed is determined by the Board of Directors each quarter and is generally based upon the taxable earnings estimated by management and available cash. Net realized capital gains, if any, is generally distributed at least annually, although the Company may decide to retain such capital gains for investment.

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

Recent Accounting Standards Updates

On June 7, 2013, the FASB issued ASU 2013-08. The final standard updates the criteria used in defining an investment company under US GAAP and also sets forth certain measurement and disclosure requirements. This ASU is effective for fiscal periods (including interim periods) beginning after December 15, 2013. The impact of this update did not have a material effect on the consolidated financial statements as of and for the three month period ended March 31, 2014.

3. INVESTMENTS

As of March 31, 2014 and December 31, 2013, investments—non-controlled/non-affiliated at fair value consisted of the following:

	March 31, 2014
Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$223,374	$223,959	70.35%
Second Lien Debt	47,060	46,575	14.63
Structured Finance Obligations	47,301	47,811	15.02

Total	$317,735	$318,345	100.00%

	December 31, 2013
Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$141,510	$141,676	66.57%
Second Lien Debt	40,636	39,767	18.69
Structured Finance Obligations	30,982	31,364	14.74

Total	$213,128	$212,807	100.00%

The geographical composition of investments – non-controlled/non-affiliated at fair value as of March 31, 2014 and December 31, 2013 was as follows:

	March 31, 2014
Geography	Amortized Cost	Fair Value	% of Fair Value
Cayman Islands	$44,104	$44,614	14.02%
Ireland	3,197	3,197	1.00
United Kingdom	24,548	24,810	7.79
United States	245,886	245,724	77.19

Total	$317,735	$318,345	100.00%

	December 31, 2013
Geography	Amortized Cost	Fair Value	% of Fair Value
Cayman Islands	$30,982	$31,364	14.74%
United Kingdom	24,644	24,880	11.69
United States	157,502	156,563	73.57

Total	$213,128	$212,807	100.00%

The industrial composition of investments—non-controlled/non-affiliated at fair value as of March 31, 2014 and December 31, 2013 was as follows:

	March 31, 2014
Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace and Defense	$5,785	$5,853	1.84%
Automotive	16,280	16,195	5.09
Banking, Finance, Insurance & Real Estate	19,235	19,317	6.07
Beverage, Food & Tobacco	7,940	7,930	2.49
Business Services	38,542	38,710	12.16
Chemicals, Plastics & Rubber	12,473	11,714	3.68
Consumer Services	8,362	8,322	2.61
Containers, Packaging & Glass	7,468	7,552	2.37
Durable Consumer Goods	12,208	12,293	3.86
Energy: Oil & Gas	12,193	12,546	3.94
Environmental Industries	9,838	9,713	3.05
Healthcare & Pharmaceuticals	34,458	35,006	11.00
High Tech Industries	8,174	7,999	2.51
Media: Advertising, Printing & Publishing	6,909	6,731	2.11
Non-durable Consumer Goods	11,494	11,504	3.61
Software	28,357	28,285	8.89
Structured Finance	47,301	47,811	15.02
Telecommunications	17,468	17,270	5.43
Wholesale	13,250	13,594	4.27

Total	$317,735	$318,345	100.00%

	December 31, 2013
Industry	Amortized Cost	Fair Value	% of Fair Value
Automotive	$9,844	$9,665	4.54%
Banking, Finance, Insurance & Real Estate	19,249	19,216	9.03
Beverage, Food & Tobacco	7,939	7,933	3.73
Business Services	24,763	24,933	11.72
Chemicals, Plastics & Rubber	12,473	11,741	5.52
Consumer Services	8,380	8,331	3.91
Containers, Packaging & Glass	4,479	4,516	2.12
Durable Consumer Goods	12,231	12,299	5.78
Energy: Oil & Gas	12,262	12,531	5.89
Environmental Industries	9,859	9,786	4.60
Healthcare & Pharmaceuticals	21,132	21,395	10.05
High Tech Industries	15,037	14,953	7.03
Media: Advertising, Printing & Publishing	6,907	6,705	3.15
Non-durable Consumer Goods	11,518	11,471	5.39
Structured Finance	30,982	31,364	14.74
Telecommunications	6,073	5,968	2.80

Total	$213,128	$212,807	100.00%

4. FAIR VALUE MEASUREMENTS

The Company applies fair value accounting in accordance with the terms of Financial Accounting Standards Board ASC Topic 820, Fair Value Measurement and Disclosures (“ASC 820”). ASC 820 defines fair value as the amount that would be exchanged to sell an asset or transfer a liability in an orderly transfer between market participants at the measurement date. The Company values securities/instruments traded in active markets on the measurement date by multiplying the closing price of such traded securities/instruments by the quantity of shares or amount of the instrument held. The Company may also obtain quotes with respect to certain of its investments, such as its securities/instruments traded in active markets and its liquid securities/instruments that are not traded in active markets, from pricing services, brokers, or counterparties (i.e. “consensus pricing”). When doing so, the Company determines whether the quote obtained is sufficient according to US GAAP to determine the fair value of the security. The Company may use the quote obtained or alternative pricing sources may be utilized including valuation techniques typically utilized for illiquid securities/instruments.

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

Because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been reported had a ready market for the investments existed, and it is reasonably possible that the difference could be material.

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different than the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of March 31, 2014.

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

Transfer between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the three month period ended March 31, 2014, there were no transfers between levels.

The following table summarizes the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of March 31, 2014 and December 31, 2013:

	March 31, 2014
	Level I	Level II	Level III	Total
Assets
First Lien Debt	—	—	$223,959	$223,959
Second Lien Debt	—	—	46,575	46,575
Structured Finance Obligations	—	—	47,811	47,811

Total	—	—	$318,345	$318,345

	December 31, 2013
	Level I	Level II	Level III	Total
Assets
First Lien Debt	—	—	$141,676	$141,676
Second Lien Debt	—	—	39,767	39,767
Structured Finance Obligations	—	—	31,364	31,364

Total	—	—	$212,807	$212,807

The changes in the Company’s investments at fair value for which the Company has used Level III inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level III investments still held are as follows:

	Financial Assets For the three month period ended March 31, 2014
	First Lien Debt	Second Lien Debt	Structured Finance Obligations	Total
Balance, beginning of period	$141,676	$39,767	$31,364	$212,807
Purchases	89,248	6,414	22,514	118,176
Sales	—	—	(3,125)	(3,125)
Paydowns	(7,508)	—	(3,116)	(10,624)
Accretion of discount	124	10	—	134
Realized gain (loss)	—	—	46	46
Net change in unrealized appreciation (depreciation)	419	384	128	931

Balance, end of period	$223,959	$46,575	$47,811	$318,345

Net change in unrealized appreciation (depreciation) included in earnings related to investments still held as of March 31, 2014 included in net change in unrealized appreciation (depreciation) on investments non-controlled/non-affiliated on the Consolidated Statement of Operations	$518	$384	$132	$1,034

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

The following table summarizes the quantitative information related to the significant unobservable inputs for Level III instruments which are carried at fair value as of March 31, 2014 and December 31, 2013:

				Range
	Fair Value as of March 31, 2014	Valuation Techniques	Unobservable Inputs	Low	High	Weighted Average
Investments in First and Second Lien	$270,534	Discounted Cash Flow	Discount Rate	4.50%	10.33%	6.53%
Debt Securities

Total Debt	270,534

Investments in Structured Products	41,552	Discounted Cash Flow	Discount Rate	9.50%	12.00%	11.45%
			Default Rate	0.65	1.48	1.00
			Prepayment Rate	22.41	45.00	35.71
			Recovery Rate	66.34	75.00	72.90
	6,259	Consensus Pricing	Indicative Quotes	0.50	88.00	87.60

Total Structured Products	47,811

Total Level III Investments	$318,345

				Range
	Fair Value as of December 31, 2013	Valuation Techniques	Unobservable Inputs	Low	High	Weighted Average
Investments in First and Second Lien	$181,443	Discounted Cash Flow	Discount Rate	5.17%	10.14%	7.04%
Debt Securities

Total Debt	181,443

Investments in Structured Products	16,031	Discounted Cash Flow	Discount Rate	12.00%	14.00%	12.39%
			Default Rate	0.50	1.12	0.74
			Prepayment Rate	28.63	34.71	30.61
			Recovery Rate	70.24	75.00	73.52
	15,333	Consensus Pricing	Indicative Quotes	53.00	88.00	80.84

Total Structured Products	31,364

Total Level III Investments	$212,807

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

Financial instruments disclosed but not carried at fair value:

The following table presents the carrying value and fair value of the Company’s secured borrowings disclosed but not carried at fair value.

	March 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured borrowings	$75,922	$75,922	$66,822	$66,822

Total	$75,922	$75,922	$66,822	$66,822

The fair value of the secured borrowings approximates its carrying value and is categorized as Level III within the hierarchy. Secured borrowings are valued generally using discounted cash flows analysis. The significant unobservable inputs used in the fair value measurement of the Company’s secured borrowings are discount rates. Significant increases in discount rates would result in a significantly lower fair value measurement.

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

Prior to a Qualified IPO, the base management fee is calculated and payable quarterly in arrears at an annual rate of 1.50% of the average daily gross assets of the Company for the period adjusted for share issuances or repurchases, excluding any cash and cash equivalents and including assets acquired with leverage from use of the Revolving Credit Facility and Facility (see Note 6, Borrowings). For purposes of this calculation, cash and cash equivalents include any temporary investments in cash-equivalents, U.S. government securities and other high quality investment grade debt investments that mature in 12 months or less from the date of investment. Base management fees for any partial quarter are prorated. The Investment Adviser contractually waived one-third (0.50%) of the base management fee prior to a Qualified IPO. The fee waiver will terminate if and when a Qualified IPO has been consummated.

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

The Company will defer payment of any incentive fee otherwise earned by the Investment Adviser if, during the most recent four full calendar quarter periods (or, if less, the number of full calendar quarters completed since the initial drawdown of capital from the stockholders, “Initial Drawdown”) ending on or prior to the date such payment is to be made, the sum of (a) the aggregate distributions to stockholders and (b) the change in net assets (defined as gross assets less indebtedness and before taking into account any incentive fees payable during the period) is less than 6.0% of net assets (defined as gross assets less indebtedness) at the beginning of such period, provided, that such percentage will be appropriately prorated during the four full calendar quarters immediately following the Initial Drawdown. These calculations are adjusted for any share issuances or repurchases. Any deferred incentive fees are carried over for payment in subsequent calculation periods. The Investment Adviser may earn an incentive fee under the Investment Advisory Agreement on the Company’s repurchase of debt issued by the Company at a gain.

Prior to a Qualified IPO and subject to the receipt of any necessary regulatory approvals, the Company’s Investment Adviser intends to make (or require individual employees or entities in which employees own an interest to make) capital commitments to purchase shares of the Company’s common stock in an amount equal to approximately 25% of each installment of the net after tax incentive fee that the Investment Adviser receives from the Company. For the three month period ended March 31, 2014, there was no incentive fee paid on pre-incentive fee net investment income or realized capital gains, therefore, no commitments were made and no shares were issued to the Investment Adviser related to the after tax incentive.

For the three month period ended March 31, 2014, base management fees were $661 (net of waiver of $330), incentive fees related to pre-incentive fee net investment income were $796, and there were no incentive fees related to realized capital gains. Incentive fees of $796 were deferred for the three month period ended March 31, 2014 and will be carried over for payment in subsequent calculation periods to the extent that the 6.0% hurdle is achieved for the most recent four calendar quarters prior to payment. For the three month period ended March 31, 2014, the Company recorded an accrued capital gains incentive fee of $144 based upon the cumulative net realized and unrealized appreciation/(depreciation) as of March 31, 2014. The accrual for any capital gains incentive fee under US GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual.

As of March 31, 2014 and December 31, 2013, $1,601 and $625, respectively, was included in base management and incentive fees payable in the accompanying Consolidated Statements of Assets and Liabilities.

On April 3, 2013, the Investment Adviser entered into a personnel agreement with The Carlyle Group Employee Co., L.L.C. (“Carlyle Employee Co.”), an affiliate of the Investment Adviser, pursuant to which Carlyle Employee Co. provides the Investment Adviser with access to investment professionals. As of March 31, 2014 and December 31, 2013, the Investment Adviser, members of senior management, and certain employees, partners, and affiliates of the Investment Adviser committed $42,967 to the Company.

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

For the three month period ended March 31, 2014, GMS Finance incurred $257 in fees under the Administrative Agreement, which are included in administrative service fees in the accompanying Consolidated Statement of Operations. As of March 31, 2014 and December 31, 2013, $388 and $131, respectively, was unpaid and included in administrative service fees payable in the accompanying Consolidated Statements of Assets and Liabilities.

Sub-Administration Agreements

On April 3, 2013, the Administrator entered into sub-administration agreements with Carlyle Employee Co. and CELF Advisors LLP. Pursuant to the agreements, Carlyle Employee Co. and CELF Advisors LLP provide the Administrator access to personnel.

On April 3, 2013, the Administrator entered into a sub-administration agreement with State Street Bank and Trust Company. For the three month period ended March 31, 2014, fees incurred in connection with the sub-administration agreement, which amounted to $30 is included in other general and administrative in the accompanying Consolidated Statement of Operations. As of March 31, 2014 and December 31, 2013, $80 and $50, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.

Placement Fees

On April 3, 2013, the Company entered into a placement fee arrangement with TCG Securities, L.L.C. (“TCG”), a licensed broker-dealer and an affiliate of the Investment Adviser, which may require stockholders to pay a placement fee to TCG in addition to their capital commitments for TCG’s services.

For the three month period ended March 31, 2014, TCG did not earn or receive any placement fees from GMS Finance stockholders in connection with the issuance or sale of the Company’s common stock.

Board of Directors

GMS Finance’s Board of Directors currently consists of seven members, four of whom are not “interested persons” of GMS Finance as defined in Section 2(a)(19) of the Investment Company Act (“Independent Directors”). On April 3, 2013, the Board of Directors also established an Audit Committee consisting of its Independent Directors, and may establish additional committees in the future. For the three month period ended March 31, 2014, GMS Finance incurred $82 in fees and expenses associated with its Independent Directors and Audit Committee. As of March 31, 2014 and December 31, 2013, $5 and $28, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities. As of March 31, 2014 and December 31, 2013, certain directors had committed $1,750 in capital commitments to the Company.

6. BORROWINGS

In accordance with the Investment Company Act, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 200% after such borrowing. As of March 31, 2014 and December 31, 2013, asset coverage was 433.29% and 378.35%, respectively. During the three month period ended March 31, 2014, there were secured borrowings of $9,100 under the Revolving Credit Facility and none under the Facility. As of March 31, 2014 and December 31, 2013, there was $75,922 and $66,822, respectively, in secured borrowings outstanding.

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

As of March 31, 2014 and December 31, 2013, the Borrower Sub was in compliance with all covenants and other requirements of the Revolving Credit Facility.

Facility

The Company closed on March 21, 2014 on a senior secured revolving credit facility with various lenders (the “Facility”). The maximum principal amount of the Facility is $150,000, subject to availability under the Facility, which is based on the value of the Company’s portfolio investments net of certain other indebtedness that the Company may incur in the future in accordance with the terms of the Facility. Proceeds of the Facility may be used for general corporate purposes, including the funding of portfolio investments. Maximum capacity under the Facility may be increased to $225,000 through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Facility includes a $20,000 limit for swingline loans and a $5,000 limit for letters of credit. The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Facility, including amounts drawn in respect of letters of credit, will bear interest at either LIBOR plus an applicable spread of 2.25%, or an “alternative base rate” (which is the highest of a prime rate, the federal funds effective rate plus 0.50%, or one month LIBOR plus 1.00%) plus an applicable spread of 1.25%. The Company may elect either the LIBOR or the “alternative base rate” at the time of drawdown, and loans may be converted from one rate to another at any time, subject to certain conditions. The Company also pays a fee of 0.375% on undrawn amounts under the Facility and, in respect of each undrawn letter of credit, a fee and interest rate equal to the then-applicable margin under the Facility while the letter of credit is outstanding. The availability period under the Facility will terminate on March 21, 2018 (the “Commitment Termination Date”) and the Facility will mature on March 21, 2019 (the “Maturity Date”). During the period from the Commitment Termination Date to the Maturity Date, the Company will be obligated to make mandatory prepayments under the Facility out of the proceeds of certain asset sales, other recovery events and equity and debt issuances.

Subject to certain exceptions, including, without limitation, the Company’s ownership interests in its special purpose non-guarantor subsidiaries, such as the Borrower Sub, the Facility is secured by a perfected first-priority security interest in substantially all of the portfolio investments held by the Company and certain future domestic subsidiaries of the Company (collectively, the “Guarantors”) and $100,000 of unfunded investor equity capital commitments. The Company is required to cause the Guarantors to guaranty the Facility. The $100,000 pledge of unfunded investor equity capital commitments shall be released once $100,000 of incremental capital has been called and received by the Company subsequent to the March 21, 2014 closing date. The Facility includes customary covenants, including certain financial covenants related to asset coverage, shareholders’ equity and liquidity, certain limitations on the incurrence of additional indebtedness and liens, and other maintenance covenants, as well as usual and customary events of default for senior secured revolving credit facilities of this nature.

As of March 31, 2014, the Company was in compliance with all covenants and other requirements of the Facility.

Summary of Facilities

The facilities of the Company and the Borrower Sub consisted of the following as of March 31, 2014 and December 31, 2013:

	March 31, 2014
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Revolving Credit Facility	$500,000	$75,922	$424,078	$343
Facility	150,000	—	150,000	84,602

Total	$650,000	$75,922	$574,078	$84,945

	December 31, 2013
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Revolving Credit Facility	$500,000	$66,822	$433,178	$18,616

Total	$500,000	$66,822	$433,178	$18,616

(1)	The unused portion upon which commitment fees are based.
(2)	Available for borrowing based on the computation of collateral to support the borrowings.

As of March 31, 2014 and December 31, 2013, $324 and $259, respectively, of interest expense and $265 and $266, respectively, of commitment fees were included in interest and credit facility fees payable. For the three month period ended March 31, 2014, the average stated interest rate was 1.99% and average principal debt outstanding was $70,343. As of March 31, 2014 and December 31, 2013, the interest rate was 1.98% and 1.97%, respectively, based on floating LIBOR rates.

For the three month period ended March 31, 2014, the components of interest expense and credit facility fees were as follows:

For the three month period ended March 31, 2014
Interest expense	$349
Facility unused commitment fee	286
Amortization of deferred financing costs	219
Other fees	25

Total interest expense and credit facility fees	$879

Cash paid for interest expense	$285

7. COMMITMENTS AND CONTINGENCIES

A summary of significant contractual payment obligations was as follows as of March 31, 2014 and December 31, 2013:

March 31, 2014	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Secured Borrowings	75,922	—	—	—	75,922

December 31, 2013	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Secured Borrowings	66,822	—	—	—	66,822

In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnifications or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of March 31, 2014 and December 31, 2013 for any such exposure.

As of March 31, 2014 and December 31, 2013, the Company had $1,069,037 and $877,408, respectively, in total capital commitments from stockholders, of which $815,562 and $689,405, respectively, was unfunded. Included in the commitments as of March 31, 2014 and December 31, 2013 were $42,967 of capital commitments of the Investment Adviser, members of senior management, and certain employees, partners, and affiliates of the Investment Adviser. As of March 31, 2014 and December 31, 2013, certain directors had committed $1,750 in capital commitments to the Company.

As of March 31, 2014, there was a $100,000 pledge of unfunded investor equity capital commitments to the lenders of the Facility, which shall be released once $100,000 of incremental capital has been called and received by the Company subsequent to the March 21, 2014 closing date of the Facility.

The Company had the following commitments to fund delayed draw senior secured loans, none of which were funded:

	Par Value as of
	March 31, 2014	December 31, 2013
Total unfunded delayed draw commitments	$—	$3,000

8. NET ASSETS

In connection with its formation, the Company has the authority to issue 200,000,000 shares of common stock, $0.01 per share par value.

During the three month period ended March 31, 2014, the Company issued 3,315,431 shares for $65,472. The following table summarizes capital activity during the three month period ended March 31, 2014:

			Capital In Excess Of Par Value	Offering Expenses	Accumulated Net Investment Income (Loss)	Net Realized Gain (Loss) On Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Total Net Assets
	Common Stock
	Shares	Amount
Balance, beginning of period	9,575,990	$96	$186,965	$(74)	$(664)	$—	$(321)	$186,002
Common stock issued	3,315,431	33	65,439	—	—	—	—	65,472
Net investment income (loss)	—	—	—	—	3,039	—	—	3,039
Net realized gain (loss) on investments-non-controlled/non-affiliated	—	—	—	—	—	46	—	46
Net change in unrealized appreciation (depreciation) on investments—non-controlled/non-affiliated	—	—	—	—	—	—	931	931
Dividends declared	—	—	—	—	(2,449)	—	—	(2,449)

Balance, end of period	12,891,421	$129	$252,404	$(74)	$(74)	$46	$610	$253,041

The following table summarizes total shares issued and proceeds received related to capital drawdowns delivered pursuant to subscriptions for the Company’s common stock during the three month period ended March 31, 2014:

	Shares Issued	Proceeds Received
January 27, 2014	1,020,810	19,998
February 21, 2014	491,849	9,689
March 21, 2014	1,802,772	35,785

Total	3,315,431	$65,472

Subscribed but unissued shares are presented in equity with a deduction of subscriptions receivable until cash is received for a subscription. There were no subscribed but unissued shares as of March 31, 2014 and December 31, 2013.

Subscription transactions during the three month period ended March 31, 2014 were executed at an offering price at a premium to NAV in order to effect a reallocation of organizational costs to subsequent investors. Such subscription transactions increased NAV by $0.04 per share for the three month period ended March 31, 2014.

The Company computes earnings per common share in accordance with ASC 260, Earnings Per Share. Basic earnings per common share were calculated by dividing net increase (decrease) in net assets resulting from operations attributable to the Company by the weighted-average number of common shares outstanding for the period.

Basic and diluted earnings per common share were as follows:

For the three month period ended March 31, 2014
Net increase in net assets resulting from operations	$4,016
Weighted-average common shares outstanding	10,735,373

Basic and diluted earnings per common share	$0.37

On March 13, 2014, the Company declared its first dividend of $0.19 per share for the quarter ended March 31, 2014, which was paid on April 14, 2014 to holders of record of common stock at the close of business on March 31, 2014. As of December 31, 2013, no dividends or distributions had been declared or paid by the Company.

9. CONSOLIDATED FINANCIAL HIGHLIGHTS

The following is a schedule of consolidated financial highlights for the three month period ended March 31, 2014:

Per Share Data:
Net asset value per share, beginning of period	$19.42
Net investment income (1)	0.28
Net realized gain and net change in unrealized appreciation (depreciation) on investments	0.08

Net increase in net assets resulting from operations	0.36

Dividends declared	(0.19)
Effect of subscription offering price (2)	0.04

Net asset value per share, end of period	$19.63

Number of shares outstanding, end of period	12,891,421
Total return (3)	2.06%
Net assets, end of period	$253,041
Ratio to average net assets:
Expenses net of waiver, before incentive fees	1.17%
Expenses net of waiver, after incentive fees	1.59%
Expenses gross of waiver, after incentive fees	1.74%
Net investment income (4)	1.34%
Interest expense and credit facility expenses	0.39%
Ratios/Supplemental Data:
Asset coverage	433.29%
Portfolio turnover	5.10%
Total committed capital as of March 31, 2014	$1,069,037
Ratio of total contributed capital to total committed capital as of March 31, 2014	23.71%
Weighted-average shares outstanding	10,735,373

(1)	Net investment income per share is calculated as net investment income for the period divided by the weighted average number of shares outstanding for the period.
(2)	Increase is due to offering price of subscriptions during the period (Refer to Note 8).
(3)	Total return based on net asset value equals the change in net asset value during the period plus the declared dividends for the three month period ended March 31, 2014, divided by the beginning net asset value for the period. This calculation is adjusted for additional shares issued related to dividends paid, thereby assuming reinvestment of dividends distributed in connection with the dividend reinvestment plan. Total return based on net asset value is not annualized. Total return does not reflect taxes paid on distributions or placement fees paid on capital drawdowns, if any. The Company’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results. Total return is inclusive of $0.04 per share increase in NAV for the period related to the offering price of subscriptions. Excluding the effects of the higher offering price of subscriptions, total return would have been 1.85% (Refer to Note 8).
(4)	The net investment income ratio is net of the waiver of base management fees.

10. LITIGATION

The Company may become party to certain lawsuits in the ordinary course of business. The Company does not believe that the outcome of current matters, if any, will materially impact the Company or its consolidated financial statements. As of March 31, 2014 and December 31, 2013, the Company was not subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against the Company.

In addition, portfolio investments of the Company could be the subject of litigation or regulatory investigations in the ordinary course of business. The Company does not believe that the outcome of any current contingent liabilities of its portfolio investments, if any, will materially affect the Company or these consolidated financial statements.

11. TAX

The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of March 31, 2014 and December 31, 2013.

In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. As of March 31, 2014 and December 31, 2013, the Company has yet to file any tax returns and therefore is not yet subject to examination.

The company’s taxable income for each period is an estimate and will not be finally determined until the company files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate. The estimated tax character of dividends declared for the three month period ended March 31, 2014 was as follows:

Ordinary Income	$2,449
Tax return of capital	$—

12. SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed below.

On April 4, 2014, the Company borrowed $5,000 from the Revolving Credit Facility to fund investment acquisitions. On April 29, 2014, April 30, 2014, May 8, 2014 and May 9, 2014, the Company borrowed $8,000, $5,000, $15,000 and $24,000, respectively, from the Facility to fund investment acquisitions. On May 8, 2014, the Company voluntarily repaid $9,769 to the Revolving Credit Facility utilizing proceeds from loan repayments, including Dialysis Newco, Inc., d/b/a DSI Renal which repaid the Company in full on April 24, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(dollar amounts in thousands, except per share data)

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

We have included or incorporated by reference in this Form 10-Q, and from time to time our management may make, “forward-looking statements”. These forward-looking statements are not historical facts, but instead relate to future events or the future performance or financial condition of Carlyle GMS Finance, Inc. (“we,” “us,” “our,” “GMS Finance,” or the “Company”). These statements are based on current expectations, estimates and projections about us, our current or prospective portfolio investments, our industry, our beliefs, and our assumptions. The forward-looking statements contained in this Form 10-Q and the documents incorporated by reference herein involve a number of risks and uncertainties, including statements concerning:

•	our, or our portfolio companies’, future business, operations, operating results or prospects;

•	the return or impact of current and future investments;

•	the impact of a protracted decline in the liquidity of credit markets on our business;

•	the impact of fluctuations in interest rates on our business;

•	the impact of changes in laws or regulations (including the interpretation thereof) governing our operations or the operations of our portfolio companies;

•	the valuation of our investments in portfolio companies, particularly those having no liquid trading market;

•	our ability to recover unrealized losses;

•	market conditions and our ability to access alternative debt markets and additional debt and equity capital;

•	our contractual arrangements and relationships with third parties;

•	the general economy and its impact on the industries in which we invest;

•	the financial condition of and ability of our current and prospective portfolio companies to achieve their objectives;

•	our expected financings and investments;

•	our ability to successfully integrate any acquisitions;

•	the adequacy of our cash resources and working capital;

•	the timing, form and amount of any dividend distributions;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability of our investment adviser to locate suitable investments for us and to monitor and administer our investments; and

•	our intent to satisfy the requirements of a regulated investment company under Subchapter M of the Internal Revenue Code of 1986, as amended.

We use words such as “anticipates,” “believes,” “expects,” “intends,” “will,” “should,” “may” and similar expressions to identify forward-looking statements, although not all forward-looking statements include these words. Our actual results and condition could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” in Part II, Item 1A of and elsewhere in this Form 10-Q.

We have based the forward-looking statements included in this Form 10-Q on information available to us on the date of this Form 10-Q, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the Securities and Exchange Commission (the “SEC”), including our registration statement on Form 10, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

OVERVIEW

Management’s Discussion and Analysis should be read in conjunction with Part I, Item 1 of this Form 10-Q “Financial Statements.” This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to those described in Part II, Item 1A of this Form 10-Q “Risk Factors.” Actual results may differ materially from those contained in any forward-looking statements.

GMS Finance is a Maryland corporation formed on February 8, 2012, and structured as an externally managed, non-diversified closed-end investment company. On May 2, 2013, GMS Finance filed its election to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). GMS Finance intends to be treated, and intends to comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2013.

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

PORTFOLIO AND INVESTMENT ACTIVITY

The fair value of our investments was approximately $318,345 and $212,807, respectively in 39 and 27 portfolio companies/structured finance obligations as of March 31, 2014 and December 31, 2013, respectively.

The Company’s investment activity for the three month period ended March 31, 2014, is presented below (information presented herein is at amortized cost unless otherwise indicated).

For the three month period ended March 31, 2014
Investments—non-controlled/non-affiliated:
Total Investments—non-controlled/non-affiliated as of January 1, 2014	$213,128
New investments	118,176
Net accretion of discount on securities	134
Realized gains	46
Investments sold or repaid	(13,749)

Total Investments—non-controlled/non-affiliated as of March 31, 2014	$317,735

Principal amount of investments purchased:
First Lien Debt	$89,822
Second Lien Debt	6,500
Structured Finance Obligations	36,563

Total	$132,885

Principal amount of investments sold or repaid:
First Lien Debt	$(7,508)
Structured Finance Obligations	(4,000)

Total	$(11,508)

Number of new funded investments	18
Average new funded investment amount	6,565
Percentage of new funded investments at floating rates	100%

As of March 31, 2014 and December 31, 2013, investments—non-controlled/non-affiliated consisted of the following:

	March 31, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt	$223,374	$223,959	$141,510	$141,676
Second Lien Debt	47,060	46,575	40,636	39,767
Structured Finance Obligations	47,301	47,811	30,982	31,364

Total	$317,735	$318,345	$213,128	$212,807

The weighted average yields (1) of our portfolio, based on the amortized cost and fair value as of March 31, 2014 and December 31, 2013, were as follows:

	March 31, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt	4.20%	4.20%	4.14%	4.15%
Second Lien Debt	1.32	1.32	1.71	1.71
Structured Finance Obligations	4.43	4.42	2.73	2.73

Total	9.95%	9.94%	8.58%	8.59%

The weighted average yields (1) for each investment type, based on the amortized cost and fair value as of March 31, 2014 and December 31, 2013, were as follows:

	March 31, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt	5.98%	5.96%	6.24%	6.23%
Second Lien Debt	8.92	9.01	8.97	9.16
Structured Finance Obligations	29.75	29.43	18.75	18.53

(1)	Yields do not include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of March 31, 2014.

RESULTS OF OPERATIONS

For the three month period ended March 31, 2014

The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and losses and net change in unrealized appreciation and depreciation. As a result, quarterly comparison may not be meaningful.

Net investment income for the three month period ended March 31, 2014 was as follows:

For the three month period ended March 31, 2014
Total investment income from non-controlled/non-affiliated investments	$6,633
Net expenses	3,594

Net investment income	$3,039

Investment Income

For the three month period ended March 31, 2014
Interest income from non- controlled/non-affiliated investments	$6,633

Total investment income	$6,633

The interest income for the three month period ended March 31, 2014 is driven by our deployment of capital and increasing invested balance. As of March 31, 2014 and December 31, 2013, the size of our portfolio was $317,735 and $213,128, respectively, at amortized cost, with total par outstanding of $353,169 and $231,793, respectively. As of March 31, 2014 and December 31, 2013, our portfolio had a weighted average yield of 9.95% and 8.58%, respectively, on amortized cost.

Expenses

For the three month ended March 31, 2014
Base management fees	$991
Incentive fees	940
Professional fees	597
Administrative service fees	257
Interest expense	349
Credit facility fees	530
Directors’ fees and expenses	82
Transfer agency fees	26
Other general and administrative	152
Waiver of base management fees	(330)

Total net expenses	$3,594

Interest and credit facility fees for the three month period ended March 31, 2014 were comprised of the following:

For the three month period ended March 31, 2014
Interest expense	$349
Facility unused commitment fee	286
Amortization of deferred financing costs	219
Other fees	25

Total interest expense and credit facility fees	$879

Cash paid for interest expense	$285

For the three month period ended March 31, 2014, the average stated interest rate was 1.99% and average principal debt outstanding was $70,343.

Base management fees and incentive fees related to pre-incentive fee net investment income for the three month period ended March 31, 2014 were driven by our deployment of capital and increasing invested balance. For the three month period ended March 31, 2014, we recorded an accrued capital gains incentive fee of $144 based upon our cumulative net realized and unrealized appreciation/(depreciation) as of March 31, 2014. The accrual for any capital gains incentive fee under accounting principles generally accepted in the United States (“US GAAP”) in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the three month period ended March 31, 2014, we earned pre-incentive fee net investment income incentive fee of $796 and did not incur a realized capital gains incentive fee under the investment advisory and management agreement and therefore there is $796 currently due under the agreement. Incentive fees of $796 were deferred for the three month period ended March 31, 2014 and will be carried over for payment in subsequent calculation periods to the extent that the 6.0% hurdle is achieved for the most recent four calendar quarters prior to payment. See Note 5 to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q for more information on the incentive and base management fees.

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

Net Realized Gain (Loss) and Net Change in Unrealized Appreciation/(Depreciation) on Investments

During the three month period ended March 31, 2014, the Company had a change in unrealized appreciation on 27 investments totaling approximately $1,925 which was offset by a change in unrealized depreciation on 18 investments totaling approximately $994.

For the three month period ended March 31, 2014
Net realized gain on investments—non-controlled/non-affiliated	$46
Net change in unrealized appreciation on investments—non-controlled/non-affiliated	931

Net realized gain and net change in unrealized appreciation on investments	$977

Net realized gain (loss) and net change in unrealized appreciation (depreciation) for the three month period ended March 31, 2014 was as follows:

	For the three month period ended March 31, 2014
Type	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)
First Lien Debt	$—	$419
Second Lien Debt	—	384
Structured Finance Obligations	46	128

Total	$46	$931

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company generates cash from the net proceeds of offerings of our common stock and through cash flows from operations, including investment sales and repayments as well as income earned on investments and cash equivalents. We may also fund a portion of our investments through borrowings under the Borrower Sub’s Revolving Credit Facility (as defined below) and/or the Company’s Facility (as defined below). The Borrower Sub closed on May 24, 2013 on a senior secured revolving credit facility with various lenders (the “Revolving Credit Facility”). The Revolving Credit Facility provides for secured borrowings up to the lesser of $500,000 or the amount of capital commitments the Company has received with an accordion feature that can, subject to certain conditions, increase the aggregate maximum credit commitment up to an amount not to exceed $750,000, subject to restrictions imposed on borrowings under the Investment Company Act and adequate collateral to support such borrowings. The Company closed on March 21, 2014 on a senior secured revolving credit facility with various lenders (the “Facility”). The maximum principal amount of the Facility is $150,000, subject to availability under the Facility, which is based on the value of the Company’s portfolio investments net of certain other indebtedness that the Company may incur in the future in accordance with the terms of the Facility. Proceeds of the Facility may be used for general corporate purposes, including the funding of portfolio investments. Maximum capacity under the Facility may be increased to $225,000 through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Facility includes a $20,000 limit for swingline loans and a $5,000 limit for letters of credit. For more information on the Revolving Credit Facility and Facility, see Note 6 to the consolidated financial statements in Part I, Item 1 of this Form 10-Q.

The primary use of existing funds and any funds raised in the future is expected to be for investments in portfolio companies, repayment of indebtedness, cash distributions to our stockholders, and for other general corporate purposes.

As of March 31, 2014 and December 31, 2013, the Company had $22,908 and $42,010, respectively, in cash. The facilities of the Company and the Borrower Sub consisted of the following as of March 31, 2014 and December 31, 2013:

	March 31, 2014
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Revolving Credit Facility	$500,000	$75,922	$424,078	$343
Facility	150,000	—	150,000	84,602

Total	$650,000	$75,922	$574,078	$84,945

	December 31, 2013
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Revolving Credit Facility	$500,000	$66,822	$433,178	$18,616

Total	$500,000	$66,822	$433,178	$18,616

(1)	The unused portion upon which commitment fees are based.
(2)	Available for borrowing based on the computation of collateral to support the borrowings.

Equity Activity

There were $191,629 of investor equity capital commitments made to the Company during the three month period ended March 31, 2014. Total investor equity capital commitments to the Company were $1,069,037 and $877,408 as of March 31, 2014 and December 31, 2013, respectively.

As of March 31, 2014 and December 31, 2013, $815,562 and $689,405, respectively, of total investor equity capital commitments were unfunded. As of March 31, 2014 and December 31, 2013, $42,967 of total investor equity capital commitments were made by the Investment Adviser, members of senior management, and certain employees, partners, and affiliates of the Investment Adviser. As of March 31, 2014 and December 31, 2013, certain directors had committed $1,750 in capital commitments to the Company.

Shares issued as of March 31, 2014 and December 31, 2013 were 12,891,421 and 9,575,990, respectively.

The following table summarizes activity in the number of shares of our common stock outstanding during the three month period ended March 31, 2014:

Common stock shares outstanding
Shares outstanding, beginning of period	9,575,990
Common stock issued	3,315,431

Shares outstanding, end of period	12,891,421

Contractual Obligations

A summary of significant contractual payment obligations was as follows as of March 31, 2014 and December 31, 2013:

March 31, 2014	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Secured Borrowings	75,922	—	—	—	75,922

December 31, 2013	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Secured Borrowings	66,822	—	—	—	66,822

For more information on the Revolving Credit Facility and Facility, see Note 6 to the consolidated financial statements in Part I, Item 1 of this Form 10-Q.

For the three month period ended March 31, 2014, there were secured borrowings of $9,100 under the Revolving Credit Facility and none under the Facility. As of March 31, 2014 and December 31, 2013, $75,922 and $66,822, respectively, of secured borrowings were outstanding. For the period ended March 31, 2014, we incurred $349 interest expense and $286 of commitment fees.

OFF BALANCE SHEET ARRANGEMENTS

In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnifications or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in these consolidated financial statements as of March 31, 2014 and December 31, 2013 included in Part I, Item 1 of this Form 10-Q, for any such exposure.

We may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments.

As of March 31, 2014, there was a $100,000 pledge of unfunded investor equity capital commitments to the lenders of the Facility, which shall be released once $100,000 of incremental capital has been called and received by the Company subsequent to the March 21, 2014 closing date of the Facility.

The Company had the following commitments to fund delayed draw senior secured loans, none of which were funded:

	Par Value as of
	March 31, 2014	December 31, 2013
Total unfunded delayed draw commitments	$—	$3,000

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

On March 13, 2014, the Company declared its first dividend of $0.19 per share for the quarter ended March 31, 2014, which is payable on April 14, 2014 to holders of record of common stock at the close of business on March 31, 2014. As of December 31, 2013, no dividends or distributions had been declared or paid by the Company.

CRITICAL ACCOUNTING POLICIES

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies, including those relating to the valuation of our investment portfolio, are described below. The critical accounting policies should be read in connection with our “Risk Factors” in Part II, Item 1A of this Form 10-Q.

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

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been reported had a ready market for the investments existed, and it is reasonably possible that the difference could be material.

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different than the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of March 31, 2014.

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

See Note 4 to the consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information on fair value measurements.

Use of Estimates

The preparation of consolidated financial statements as of March 31, 2014 and December 31, 2013, included in Part I, Item 1 of this Form 10-Q in conformity with US GAAP requires management to make assumptions and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the statements and the reported amounts of revenues and expenses during the reporting period. Management’s estimates are based on historical experiences and other factors, including expectations of future events that management believes to be reasonable under the circumstances. It also requires management to exercise judgment in the process of applying the Company’s accounting policies. Assumptions and estimates regarding the valuation of investments and their resulting impact on base management and incentive fees involve a higher degree of judgment and complexity and these assumptions and estimates may be significant to the consolidated financial statements as of March 31, 2014 and December 31, 2013 included in Part I, Item 1 of this Form 10-Q. Actual results could differ from these estimates and such differences could be material.

Investments

Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment without regard to unrealized appreciation or depreciation previously recognized, and includes investments charged off during the period, net of recoveries. Net change in unrealized appreciation or depreciation on investments as presented in the Consolidated Statement of Operations included in Part I, Item 1 of this Form 10-Q reflects the net change in the fair value of investments, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

Revenue Recognition

Interest from Investments and Realized Gain/Loss on Investments

Interest income is recorded on an accrual basis and includes the accretion of discounts and amortization of premiums. Discounts from and premiums to par value on debt securities purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of investments represents the original cost, including loan origination fees, adjusted for the accretion of discounts and amortization of premiums, if any. At time of exit, the realized gain or loss on an investment is the difference between the amortized cost at time of exit and the cash received at exit using the specific identification method.

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

Capital Calls and Dividends and Distributions to Common Stockholders

The Company records the shares issued in connection with capital calls as of the effective date, or due date, of the capital call, which is the date shares are issued. To the extent that the Company has taxable income available, the Company intends to make quarterly distributions to its common stockholders. Dividends and distributions to common stockholders are recorded on the record/ex-dividend date. The amount to be distributed is determined by the Board of Directors each quarter and is generally based upon the taxable earnings estimated by management and available cash. Net realized capital gains, if any, is generally distributed at least annually, although the Company may decide to retain such capital gains for investment.

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

Valuation Risk

Our investments may not have a readily available market price, and we value these investments at fair value as determined in good faith by our Board of Directors in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been reported had a ready market for the investments existed, and it is possible that the difference could be material.

Interest Rate Risk

During the three month period ended March 31, 2014, substantially all of the debt investments held in the Company’s portfolio had floating interest rates. Interest rates on the investments held within the Company’s portfolio of investments are typically based on floating LIBOR, with many of these investments also having a LIBOR floor. Additionally, the Company’s credit facilities are also subject to floating interest rates and are currently paid based on floating LIBOR rates.

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our income in the future.

The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. Interest income is calculated as revenue from interest generated from the Company’s settled portfolio of investments held as of March 31, 2014, excluding structured finance obligations. These hypothetical calculations are based on a model of the settled investments in our portfolio, excluding structured finance obligations, held as of March 31, 2014, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. Interest expense is calculated based on outstanding secured borrowings as of March 31, 2014 and based on the respective terms of the each of the Company’s credit facilities. Interest expense on the Company’s credit facilities is calculated using the interest rate as of March 31, 2014, adjusted for the hypothetical changes in rates, as shown below. We intend to continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may impact significantly our net interest income.

The Company regularly measures exposure to interest rate risk. The Company assesses interest rate risk and manages interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

Based on our Consolidated Statement of Assets and Liabilities as of March 31, 2014, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled investments (considering interest rate floors for variable rate instruments), excluding structured finance obligations, and outstanding secured borrowings assuming no changes in our investment and borrowing structure:

Basis Point Change	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$5,955	$(2,278)	$3,677
Up 200 basis points	$3,228	$(1,518)	$1,710
Up 100 basis points	$510	$(759)	$(249)
Down 100 basis points	$—	$175	$175
Down 200 basis points	$—	$175	$175
Down 300 basis points	$—	$175	$175

Item 4. Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President (Principal Executive Officer) and our Chief Financial Officer and Treasurer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based on that evaluation, our President and our Chief Financial Officer and Treasurer have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended.

There have been no changes in our internal control over financial reporting periods during the three month period ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company may become party to certain lawsuits in the ordinary course of business. The Company is not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against the Company. See also Note 10 to the consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes to the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2013. For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 14, 2014, which is accessible on the SEC’s website at sec.gov.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On May 6, 2014, Kenneth J. Kencel informed the Company that he was resigning as President of the Company effective May 5, 2014.

On May 8, 2014, the Company’s Board of Directors appointed Michael J. Petrick, the Company’s Chairman and a Director of the Company, as the Company’s President, effective May 5, 2014.

On May 8, 2014, the Company’s Board of Directors appointed Mr. Kencel as Vice Chairman of the Board until not later than June 30 2015, effective as of July 10, 2014. Mr. Kencel also confirmed to the Company that he would remain on the Board as a Director of the Company until not later than June 30, 2015. In addition, Mr. Kencel has agreed with the parent company of Carlyle GMS Investment Management L.L.C., the Company’s investment adviser (“CGMSIM”), to serve as Senior Advisor effective as of July 10, 2014. As a result of this arrangement, Mr. Kencel will continue as a member of CGMSIM’s investment committee with respect to the Company through not later than June 30, 2015.

On May 8, 2014, Ian J. Sandler tendered his resignation as the Chief Operating Officer of the Company. Concurrent with Mr. Sandler’s resignation, our Board of Directors appointed Orit Mizrachi as our Chief Operating Officer.

Item 6. Exhibits.

10.1	Senior Secured Revolving Credit Agreement, dated as of March 21, 2014.*

31.1	Certification of President (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of President (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARLYLE GMS FINANCE, INC.

Dated: May 9, 2014	By	/s/ Michael J. Petrick
Michael J. Petrick President

Dated: May 9, 2014	By	/s/ Karen Vejseli
Karen Vejseli Chief Financial Officer