Form 10-Q
period 2014-06-30
Carlyle GMS Finance, Inc.
filed 2014-08-13
CIK 1544206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 13, 2014
Common stock, $0.01 par value	12,892,155

CARLYLE GMS FINANCE, INC.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(dollar amounts in thousands, except per share data)

	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Investments—non-controlled/non-affiliated, at fair value (amortized cost of $418,090 and $213,128, respectively)	$418,611	$212,807
Cash	27,327	42,010
Deferred financing costs	5,037	4,426
Interest receivable	5,088	1,684
Prepaid expenses and other assets	122	40

Total assets	$456,185	$260,967

LIABILITIES
Payable for investments purchased	$40,060	$6,153
Secured borrowings (Note 6)	153,740	66,822
Due to Investment Adviser (Note 5)	21	16
Interest and credit facility fees payable (Note 6)	727	549
Base management and incentive fees payable (Note 5)	3,058	625
Dividend payable (Note 8)	3,481	—
Administrative service fees payable (Note 5)	160	131
Other accrued expenses and liabilities	783	669

Total liabilities	202,030	74,965

Commitments and contingencies (Notes 7 and 11)
NET ASSETS
Common stock, $0.01 par value; 200,000,000 shares authorized; 12,891,569 shares and 9,575,990 shares, respectively, issued and outstanding	129	96
Paid-in capital in excess of par value	252,407	186,965
Offering costs	(74)	(74)
Accumulated net investment income (loss), net of cumulative dividends of $5,930 and $0, respectively	981	(664)
Net accumulated realized gain (loss)	191	—
Net change in unrealized appreciation (depreciation)	521	(321)

Total net assets	$254,155	$186,002

NET ASSETS PER SHARE	$19.71	$19.42

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollar amounts in thousands, except per share data)

(unaudited)

	For the three month period ended June 30, 2014	For the six month period ended June 30, 2014	For the three month and six month periods ended June 30, 2013
Investment income:
Interest income from non-controlled/non-affiliated investments	$9,944	$16,577	$20

Total investment income	9,944	16,577	20

Expenses:
Base management fees (Note 5)	1,455	2,446	15
Incentive fees (Note 5)	1,149	2,089	13
Organization expenses	—	—	1,426
Professional fees	596	1,193	540
Administrative service fees (Note 5)	218	475	189
Interest expense (Note 6)	634	983	—
Credit facility fees (Note 6)	1,526	2,056	164
Directors’ fees and expenses	103	185	108
Transfer agency fees	34	60	57
Other general and administrative	178	330	88

Total expenses	5,893	9,817	2,600
Waiver of base management fees (Note 5)	485	815	5

Net expenses	5,408	9,002	2,595

Net investment income (loss)	4,536	7,575	(2,575)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments:
Net realized gain (loss) on investments—non-controlled/non-affiliated	145	191	—
Net change in unrealized appreciation (depreciation) on investments—non-controlled/non-affiliated	(89)	842	64

Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	56	1,033	64

Net increase (decrease) in net assets resulting from operations	$4,592	$8,608	$(2,511)

Basic and diluted earnings per common share (Note 8)	$0.36	$0.73	$(7.92	)*

Weighted-average shares of common stock outstanding—Basic and Diluted (Note 8)	12,891,548	11,819,417	317,127	*

Dividends declared per common share	$0.27	$0.46	$—

*	For the three month period ended June 30, 2013. For the six month period ended June 30, 2013, basic and diluted earnings per common share was ($15.74) and weighted average shares of common stock outstanding was 159,489 (Note 8).

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(dollar amounts in thousands)

(unaudited)

	For the six month period ended June 30, 2014	For the six month period ended June 30, 2013
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$7,575	$(2,575)
Net realized gain (loss) on investments—non-controlled/non-affiliated	191	—
Net change in unrealized appreciation (depreciation) on investments—non-controlled/non-affiliated	842	64

Net increase (decrease) in net assets resulting from operations	8,608	(2,511)

Capital transactions:
Common stock issued	65,472	40,545
Reinvestment of dividends	3	—
Dividends declared	(5,930)	—
Less: offering costs	—	(74)

Total capital share transactions	59,545	40,471

Net increase (decrease) in net assets	68,153	37,960

Net assets at beginning of period	186,002	2

Net assets at end of period	$254,155	$37,962

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollar amounts in thousands)

(unaudited)

	For the six month period ended June 30, 2014	For the six month period ended June 30, 2013
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$8,608	$(2,511)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	1,347	86
Net accretion of discount on securities	(518)	— *
Net realized (gain) loss on investments—non-controlled/non-affiliated	(191)	—
Net change in unrealized (appreciation) depreciation on investments—non-controlled/non-affiliated	(842)	(64)
Cost of investments purchased and change in payable for investments purchased	(225,613)	(10,721)
Proceeds from sales and repayments of investments	55,267	—
Changes in operating assets:
Interest receivable	(3,404)	(20)
Prepaid expenses and other assets	(82)	(113)
Changes in operating liabilities:
Due to Investment Adviser	5	1,978
Interest and credit facility fees payable	178	78
Base management and incentive fees payable	2,433	23
Administrative service fees payable	29	—
Other accrued expenses and liabilities	114	543

Net cash provided by (used in) operating activities	(162,669)	(10,721)

Cash flows from financing activities:
Proceeds from issuance of common stock	65,472	40,545
Borrowings on Revolving Credit Facility and Facility	108,100	—
Repayments of Revolving Credit Facility	(21,182)	—
Debt issuance costs	(1,958)	—
Dividends paid in cash	(2,446)	—

Net cash provided by (used in) financing activities	147,986	40,545

Net increase (decrease) in cash	(14,683)	29,824
Cash, beginning of period	42,010	2

Cash, end of period	$27,327	$29,826

Supplemental disclosures:
Interest paid during the period	$795	$—
Offering expenses due to Investment Adviser	$—	$74
Financing costs due to Investment Adviser	$—	$4,628
Dividends declared during the period	$5,930	$—
Reinvestment of dividends	$3	$—

*	Amount was less than one.

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of June 30, 2014

(dollar amounts in thousands)

(unaudited)

Portfolio Company (1)	Industry	Interest Rate	Maturity Date	Acquisition Date	Par Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
Investments—non-controlled/non-affiliated
First Lien Debt (65.43%)
Accuvant Finance, LLC (2) (3) (5)	High Tech Industries	5.75%	10/22/2020	4/22/2014	$9,033	$8,957	$8,995	3.54%
ACP Tower Merger Sub, Inc. (Telular Corporation) (2) (3) (4)	Telecommunications	5.50	6/24/2019	6/24/2013	5,938	5,918	5,866	2.31
Alpha Packaging Holdings, Inc. (2) (3) (5)	Containers, Packaging & Glass	5.25	5/12/2020	5/12/2014	11,625	11,611	11,502	4.53
American Tire Distributors, Inc. (2) (3) (5) (9)	Automotive	5.75	6/1/2018	6/12/2014	2,596	2,597	2,606	1.03
Anaren, Inc. (2) (3) (4)	Telecommunications	5.50	2/18/2021	2/18/2014	11,555	11,446	11,454	4.51
Consolidated Aerospace Manufacturing, LLC (2) (3) (4)	Aerospace & Defense	5.00	3/27/2020	2/28/2014	5,777	5,757	5,762	2.27
Genex Services, Inc. (2) (3) (5)	Banking, Finance, Insurance & Real Estate	5.25	5/30/2020	5/22/2014	4,308	4,288	4,275	1.68
Indra Holdings Corp. (Totes Isotoner) (2) (3) (5)	Non-durable Consumer Goods	5.25	5/1/2021	4/29/2014	15,000	14,855	15,011	5.91
Landslide Holdings, Inc. (LANDesk Software) (2) (3) (5)	Software	5.00	2/25/2020	2/25/2014	9,925	9,928	9,997	3.93
Meritas Schools Holdings, LLC (2) (3) (4)	Consumer Services	7.00	6/25/2019	6/21/2013	8,415	8,344	8,371	3.29
Miller Heiman, Inc. (2) (3) (4)	Business Services	6.75	9/30/2019	10/1/2013	12,421	12,312	12,298	4.84
MRI Software LLC (2) (3) (5)	Software	5.25	2/4/2021	1/31/2014	15,000	14,931	14,805	5.83
Nellson Nutraceutical, LLC (2) (3) (4)	Beverage, Food & Tobacco	5.75	8/26/2018	8/26/2013	5,970	5,942	5,914	2.33
NES Global Talent Finance US LLC (United Kingdom) (2) (3) (4) (8)	Energy: Oil & Gas	6.50	10/3/2019	10/2/2013	12,344	12,125	12,467	4.91
Packaging Coordinators, Inc. (2) (3) (4)	Containers, Packaging & Glass	5.50	5/10/2020	5/10/2013	4,466	4,459	4,466	1.76
Packaging Coordinators, Inc. (Delayed Draw) (2) (3) (4)	Containers, Packaging & Glass	5.50	5/10/2020	12/20/2013	3,000	2,998	3,000	1.18
Pelican Products, Inc. (2) (3) (5)	Containers, Packaging & Glass	5.25	4/11/2020	4/8/2014	7,937	7,956	7,989	3.14
Prowler Acquisition Corp. (Pipeline Supply and Service, LLC) (2) (3) (5)	Wholesale	5.50	1/28/2020	1/24/2014	10,381	10,285	10,455	4.11
RCHP, Inc. (Regionalcare) (2) (3) (5)	Healthcare & Pharmaceuticals	6.00	4/23/2019	4/21/2014	13,125	12,997	13,179	5.19
Stafford Logistics, Inc. (Custom Ecology, Inc.) (2) (3) (4)	Environmental Industries	6.75	6/26/2019	7/1/2013	9,900	9,816	9,665	3.80
Sterling Infosystems, Inc (2) (3) (5)	Business Services	5.50	5/13/2021	5/12/2014	9,000	8,958	9,058	3.56
Synarc-Biocore Holdings, LLC (2) (3) (5)	Healthcare & Pharmaceuticals	5.50	3/10/2021	3/6/2014	13,466	13,339	13,570	5.34
Systems Maintenance Services Holding, Inc. (2) (3) (4)	High Tech Industries	5.25	10/18/2019	10/18/2013	2,226	2,219	2,195	0.86
Tectum Holdings, Inc. (2) (3) (4)	Automotive	5.25	9/12/2018	3/4/2014	6,529	6,517	6,529	2.57
The SI Organization, Inc. (2) (3) (5) (10)	Aerospace & Defense	5.75	11/23/2019	5/16/2014	8,832	8,734	8,911	3.51
The Topps Company, Inc. (2) (3) (4)	Non-durable Consumer Goods	7.25	10/2/2018	10/1/2013	11,570	11,470	11,364	4.47
TruckPro, LLC (2) (3) (4)	Automotive	5.75	8/6/2018	8/6/2013	9,700	9,650	9,662	3.80
Violin Finco S.A.R.L. (Alexander Mann Solutions) (United Kingdom) (2) (3) (4) (8)	Business Services	5.75	12/20/2019	12/18/2013	12,438	12,328	12,406	4.88
Vitera Healthcare Solutions, LLC (2) (3) (4)	Healthcare & Pharmaceuticals	6.00	11/4/2020	11/1/2013	9,581	9,495	9,608	3.78
Zest Holdings, LLC (2) (3) (4)	Durable Consumer Goods	6.50	8/16/2020	8/14/2013	12,406	12,184	12,519	4.93

First Lien Debt Total						272,416	273,899	107.79

CARLYLE GMS FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

As of June 30, 2014

(dollar amounts in thousands)

(unaudited)

Portfolio Company (1)	Industry	Interest Rate	Maturity Date	Acquisition Date	Par Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
Second Lien Debt (16.99%)
Ascensus Inc. (2) (3) (5)	Banking, Finance, Insurance & Real Estate	9.00%	12/2/2020	12/2/2013	$8,000	$7,889	$8,240	3.24%
Drew Marine Group Inc. (2) (3) (5)	Chemicals, Plastics & Rubber	8.00	5/19/2021	11/19/2013	12,500	12,474	12,408	4.88
Genex Services, Inc. (2) (3) (5)	Banking, Finance, Insurance & Real Estate	8.75	5/30/2022	5/22/2014	3,000	2,971	2,980	1.17
Institutional Shareholder Services Inc. (2) (3) (5)	Banking, Finance, Insurance & Real Estate	9.75	4/30/2022	4/30/2014	12,500	12,380	12,205	4.80
Jazz Acquisition, Inc. (Wencor) (2) (3) (5)	Aerospace & Defense	7.75	6/19/2022	6/25/2014	6,700	6,669	6,728	2.65
Landslide Holdings, Inc. (LANDesk Software) (2) (3) (5)	Software	8.25	2/25/2021	2/25/2014	3,500	3,476	3,535	1.39
Nellson Nutraceutical, LLC (2) (3) (4)	Beverage, Food & Tobacco	10.50	2/26/2019	8/26/2013	2,000	1,986	2,039	0.80
Phillips-Medisize Corporation (2) (3) (5)	Chemicals, Plastics & Rubber	8.25	6/16/2022	6/13/2014	5,000	4,952	5,064	1.99
Prowler Acquisition Corp. (Pipeline Supply and Service, LLC) (2) (3) (5)	Wholesale	9.50	7/28/2020	1/24/2014	3,000	2,943	3,060	1.20
Systems Maintenance Services Holding, Inc. (2) (3) (4)	High Tech Industries	9.25	10/18/2020	10/18/2013	6,000	5,952	6,020	2.37
Vitera Healthcare Solutions, LLC (2) (3) (5)	Healthcare & Pharmaceuticals	9.25	11/4/2021	11/1/2013	2,000	1,972	2,009	0.79
Watchfire Enterprises, Inc. (2) (3) (5)	Media: Advertising, Printing & Publishing	9.00	10/2/2021	10/2/2013	7,000	6,911	6,850	2.70

Second Lien Debt Total						70,575	71,138	27.98

Portfolio Company (1)	Industry	Maturity Date	Acquisition Date	Par Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
Structured Finance Obligations (17.58%) (5) (8)
1776 CLO 1, Ltd., Subordinated Notes	Structured Finance	5/8/2020	2/27/2014	6,750	6,581	6,581	2.59
AIMCO CLO, Series 2014-A, Class F, 5.47% (2)	Structured Finance	7/20/2026	5/12/2014	2,700	2,338	2,322	0.91
AIMCO CLO, Series 2014-A, Subordinated Notes	Structured Finance	7/20/2026	5/12/2014	11,500	9,732	9,631	3.79
Apidos CDO II, Subordinated Notes	Structured Finance	12/21/2018	1/31/2014	4,820	211	129	0.05
Ares XXVIII CLO Ltd., Subordinated Notes	Structured Finance	10/17/2024	10/10/2013	7,000	6,108	5,775	2.27
Babson CLO Ltd. 2005-I, Subordinated Notes	Structured Finance	4/15/2019	7/16/2013	7,632	4,364	4,121	1.62
Blackrock Senior Income Series V, Limited, Subordinated Notes (Ireland)	Structured Finance	8/13/2019	3/11/2014	4,600	3,197	3,013	1.19
CIFC Funding 2006-II, Ltd., Preferred Shares	Structured Finance	3/1/2021	2/3/2014	14,693	6,850	6,612	2.60
CIFC Funding 2007-III, Ltd., Income Notes	Structured Finance	7/26/2021	5/20/2014	6,500	4,124	4,128	1.62
Clydesdale CLO 2005, Ltd., Subordinated Notes	Structured Finance	12/6/2017	7/15/2013	5,750	—	10	0.00
Flagship VII Limited, Subordinated Notes	Structured Finance	1/20/2026	12/18/2013	7,000	6,160	6,475	2.55
GoldenTree Loan Opportunities V, Limited, Subordinated Notes	Structured Finance	10/18/2021	10/11/2013	5,000	3,431	3,325	1.31
ING Investment Management CLO IV, Ltd., Preferred Shares	Structured Finance	6/14/2022	5/7/2014	8,800	6,083	6,105	2.40
Landmark VIII, CLO Ltd., Income Notes	Structured Finance	10/19/2020	10/22/2013	8,600	4,097	4,322	1.70
MSIM Peconic Bay, Ltd., Subordinated Notes	Structured Finance	7/20/2019	10/22/2013	4,500	1,454	1,277	0.50

CARLYLE GMS FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

As of June 30, 2014

(dollar amounts in thousands)

(unaudited)

Portfolio Company (1)	Industry	Maturity Date	Acquisition Date	Par Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
Structured Finance Obligations (17.58%) (Continued) (5) (8)
Nautique Funding Ltd., Income Notes	Structured Finance	4/15/2020	2/24/2014	$5,000	$3,475	$3,350	1.32%
Pacifica CDO V, Ltd., Subordinated Notes	Structured Finance	1/26/2020	3/28/2014	4,700	2,256	2,233	0.88
Venture VI CDO Limited, Preference Shares	Structured Finance	8/3/2020	4/17/2014	7,000	4,638	4,165	1.64

Structured Finance Obligations Total					75,099	73,574	28.94

Total Investments—non-controlled/non-affiliated					$418,090	$418,611	164.71%

(1)	Unless otherwise indicated, debt investments of Carlyle GMS Finance, Inc. (“GMS Finance” or the “Company”) are domiciled in the United States and structured finance obligations are domiciled in the Cayman Islands. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of June 30, 2014, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of June 30, 2014, the Company is not an “affiliated person” of any portfolio company.
(2)	Variable rate loans to the portfolio companies and variable rate notes of structured finance obligations bear interest at a rate that may be determined by reference to either LIBOR or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), which generally reset quarterly. For each such loan and note, the Company has provided the interest rate in effect as of June 30, 2014.
(3)	Loan includes interest rate floor feature.
(4)	These assets are owned by the Company’s wholly owned subsidiary, Carlyle GMS Finance SPV LLC (the “Borrower Sub”). The Borrower Sub has a senior secured revolving credit facility with various lenders (the “Revolving Credit Facility”). The lenders of the Revolving Credit Facility have a first lien security interest in all of the assets of the Borrower Sub (see Note 6, Borrowings) and such assets are not generally available to creditors of GMS Finance other than to satisfy obligations of the Borrower Sub under the Revolving Credit Facility.
(5)	These assets are owned by the Company. The Company has a senior secured revolving credit facility with various lenders (the “Facility”). The lenders of the Facility have a perfected first-priority security interest in substantially all of the portfolio investments held by the Company and certain future domestic subsidiaries of the Company. The lenders of the Facility also have a perfected first-priority security interest in the unfunded investor equity capital commitments (provided that the amount of unfunded capital commitments ultimately available to the lenders is limited to $100,000) and such security interest will be removed once the Company receives equity capital contributions in an amount equal to $100,000 since the closing date of the Facility (see Note 6, Borrowings).
(6)	Amortized cost represents original cost, including origination fees, adjusted for the accretion/amortization of discounts/premiums, as applicable, on debt investments using the effective interest method. The cost of equities, including the “equity” class of collateralized loan obligation (“CLO”) funds, which are referred to as “structured finance obligations”, is not amortized.
(7)	Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (Notes 2 and 4), pursuant to the Company’s valuation policies.
(8)	The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(9)	American Tire Distributors, Inc. has an undrawn delayed draw term loan of $612 par value at LIBOR + 4.75%, 1.00% floor. No unused rate is charged on the principal while undrawn for the first 30 days, thereafter, a rate of LIBOR + 4.75%, 1.00% floor, is charged.
(10)	The SI Organization, Inc. has an undrawn delayed draw term loan of $1,168 par value at LIBOR + 4.75%, 1.00% floor. An unused rate of 0.90% is charged on the principal while undrawn for the first 90 days, thereafter, a rate of LIBOR + 4.75%, 1.00% floor, is charged.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

As of June 30, 2014

(dollar amounts in thousands)

(unaudited)

The type and industrial composition of our investments as of June 30, 2014 were as follows:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$272,416	$273,899	65.43%
Second Lien Debt	70,575	71,138	16.99
Structured Finance Obligations	75,099	73,574	17.58

Total	$418,090	$418,611	100.00%

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace and Defense	$21,160	$21,401	5.10%
Automotive	18,764	18,797	4.49
Banking, Finance, Insurance & Real Estate	27,528	27,700	6.61
Beverage, Food & Tobacco	7,928	7,953	1.90
Business Services	33,598	33,762	8.07
Chemicals, Plastics & Rubber	17,426	17,472	4.17
Consumer Services	8,344	8,371	2.00
Containers, Packaging & Glass	27,024	26,957	6.44
Durable Consumer Goods	12,184	12,519	2.99
Energy: Oil & Gas	12,125	12,467	2.98
Environmental Industries	9,816	9,665	2.31
Healthcare & Pharmaceuticals	37,803	38,366	9.17
High Tech Industries	17,128	17,210	4.11
Media: Advertising, Printing & Publishing	6,911	6,850	1.64
Non-durable Consumer Goods	26,325	26,375	6.30
Software	28,335	28,337	6.77
Structured Finance	75,099	73,574	17.58
Telecommunications	17,364	17,320	4.14
Wholesale	13,228	13,515	3.23

Total	$418,090	$418,611	100.00%

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

June 30, 2014

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

Certain prior year amounts within the Consolidated Statements of Cash Flows have been reclassified to conform to the current year presentation. The amounts related to the reclassifications are not material to the Company’s consolidated financial statements.

The interim financial statements have been prepared in accordance with US GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with US GAAP are omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of consolidated financial statements for the interim period presented have been included. These adjustments are of a normal, recurring nature. This Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2013. The results of operations for the three month and six month periods ended June 30, 2014 are not necessarily indicative of the operating results to be expected for the full year.

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make assumptions and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the statements and the reported amounts of revenues and expenses during the reporting period. Management’s estimates are based on historical experiences and other factors, including expectations of future events that management believes to be reasonable under the circumstances. It also requires management to exercise judgment in the process of applying the Company’s accounting policies.

Assumptions and estimates regarding the valuation of investments and their resulting impact on base management and incentive fees involve a higher degree of judgment and complexity and these assumptions and estimates may be significant to the consolidated financial statements. Actual results could differ from these estimates and such differences could be material.

Investments

Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment without regard to unrealized appreciation or depreciation previously recognized, and includes investments charged off during the period, net of recoveries. Net change in unrealized appreciation or depreciation on investments as presented in the accompanying Consolidated Statements of Operations reflects the net change in the fair value of investments, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized. See Note 4 for further information about fair value measurements.

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

The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. As of June 30, 2014 and December 31, 2013 and for the three month and six month periods ended June 30, 2014, no loans in the portfolio contained PIK provisions.

Interest income from investments in the “equity” class of collateralized loan obligation (“CLO”) funds, which are referred to as “structured finance obligations”, is recorded based upon an estimation of the expected cash inflows from its CLO equity investments, including the expected residual payments. In estimating these cash flows, there are a number of assumptions that are subject to uncertainties, including the amount and timing of principal payments which are impacted by prepayments, repurchases, defaults, delinquencies and liquidations of or within the CLO funds. These uncertainties are difficult to predict and are subject to future events that may impact the Company’s estimates and interest income. As a result, actual results may differ significantly from these estimates. Interest income from investments in the notes of CLO funds, which are also refered to as “structured finance obligations”, is recorded based upon the stated interest rate.

Other Income

Other income may include income such as consent, waiver and amendment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive a fee for guaranteeing the outstanding debt of a portfolio company. Such fee will be amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in other assets in the accompanying Consolidated Statements of Assets and Liabilities. For the three month and six month periods ended June 30, 2014 and June 30, 2013, there was no other income.

Non-Accrual Income

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid current and, in management’s judgment, are likely to remain current. Management may not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2014 and December 31, 2013, no loans in the portfolio were on non-accrual status.

Revolving Credit Facility and Facility Related Costs, Expenses and Deferred Financing Costs (See Note 6, Borrowings)

Interest expense and commitment fees on the Revolving Credit Facility and Facility (as defined in Note 6) are recorded on an accrual basis. Unused commitment fees are included in credit facility fees in the accompanying Consolidated Statements of Operations.

The Revolving Credit Facility and Facility are recorded at carrying value, which approximates fair value.

Deferred financing costs consist of capitalized expenses related to the origination of the Revolving Credit Facility and Facility. Amortization of deferred financing costs for each credit facility is computed on the straight-line basis over the respective term of each credit facility, except for a portion that was accelerated in connection with the amendments of the credit facility described in Note 6. The amortization of such costs is included in credit facility fees in the accompanying Consolidated Statements of Operations.

Organization and Offering Costs

The Company agreed to reimburse the Investment Adviser for initial organization and offering costs incurred on behalf of GMS Finance up to $1,500. As of June 30, 2014 and December 31, 2013, $1,500 of organization and offering costs had been incurred by GMS Finance and $57 of excess organization and offering costs had been incurred by the Investment Adviser. The $1,500 of incurred organization and offering costs are allocated to all stockholders based on their respective capital commitment and are re-allocated amongst all stockholders at the time of each capital drawdown subsequent to the Initial Closing. The Company’s organization costs incurred are expensed and the offering costs are charged against equity when incurred.

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

Capital Calls and Dividends and Distributions to Common Stockholders

The Company records the shares issued in connection with capital calls as of the effective date, or due date, of the capital call, which is the date shares are issued. To the extent that the Company has taxable income available, the Company intends to make quarterly distributions to its common stockholders. Dividends and distributions to common stockholders are recorded on the record date. The amount to be distributed is determined by the Board of Directors each quarter and is generally based upon the taxable earnings estimated by management and available cash. Net realized capital gains, if any, is generally distributed at least annually, although the Company may decide to retain such capital gains for investment.

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

Recent Accounting Standards Updates

On June 7, 2013, the FASB issued ASU 2013-08. The final standard updates the criteria used in defining an investment company under US GAAP and also sets forth certain measurement and disclosure requirements. This ASU is effective for fiscal periods (including interim periods) beginning after December 15, 2013. The impact of this update did not have a material effect on the consolidated financial statements as of and for the three month and six month periods ended June 30, 2014.

3. INVESTMENTS

As of June 30, 2014 and December 31, 2013, investments—non-controlled/non-affiliated at fair value consisted of the following:

	June 30, 2014
Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$272,416	$273,899	65.43%
Second Lien Debt	70,575	71,138	16.99
Structured Finance Obligations	75,099	73,574	17.58

Total	$418,090	$418,611	100.00%

	December 31, 2013
Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$141,510	$141,676	66.57%
Second Lien Debt	40,636	39,767	18.69
Structured Finance Obligations	30,982	31,364	14.74

Total	$213,128	$212,807	100.00%

The geographical composition of investments—non-controlled/non-affiliated at fair value as of June 30, 2014 and December 31, 2013 was as follows:

	June 30, 2014
Geography	Amortized Cost	Fair Value	% of Fair Value
Cayman Islands	$71,902	$70,561	16.84%
Ireland	3,197	3,013	0.72
United Kingdom	24,453	24,873	5.94
United States	318,538	320,164	76.50

Total	$418,090	$418,611	100.00%

	December 31, 2013
Geography	Amortized Cost	Fair Value	% of Fair Value
Cayman Islands	$30,982	$31,364	14.74%
United Kingdom	24,644	24,880	11.69
United States	157,502	156,563	73.57

Total	$213,128	$212,807	100.00%

The industrial composition of investments—non-controlled/non-affiliated at fair value as of June 30, 2014 and December 31, 2013 was as follows:

	June 30, 2014
Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace and Defense	$21,160	$21,401	5.10%
Automotive	18,764	18,797	4.49
Banking, Finance, Insurance & Real Estate	27,528	27,700	6.61
Beverage, Food & Tobacco	7,928	7,953	1.90
Business Services	33,598	33,762	8.07
Chemicals, Plastics & Rubber	17,426	17,472	4.17
Consumer Services	8,344	8,371	2.00
Containers, Packaging & Glass	27,024	26,957	6.44
Durable Consumer Goods	12,184	12,519	2.99
Energy: Oil & Gas	12,125	12,467	2.98
Environmental Industries	9,816	9,665	2.31
Healthcare & Pharmaceuticals	37,803	38,366	9.17
High Tech Industries	17,128	17,210	4.11
Media: Advertising, Printing & Publishing	6,911	6,850	1.64
Non-durable Consumer Goods	26,325	26,375	6.30
Software	28,335	28,337	6.77
Structured Finance	75,099	73,574	17.58
Telecommunications	17,364	17,320	4.14
Wholesale	13,228	13,515	3.23

Total	$418,090	$418,611	100.00%

	December 31, 2013
Industry	Amortized Cost	Fair Value	% of Fair Value
Automotive	$9,844	$9,665	4.54%
Banking, Finance, Insurance & Real Estate	19,249	19,216	9.03
Beverage, Food & Tobacco	7,939	7,933	3.73
Business Services	24,763	24,933	11.72
Chemicals, Plastics & Rubber	12,473	11,741	5.52
Consumer Services	8,380	8,331	3.91
Containers, Packaging & Glass	4,479	4,516	2.12
Durable Consumer Goods	12,231	12,299	5.78
Energy: Oil & Gas	12,262	12,531	5.89
Environmental Industries	9,859	9,786	4.60
Healthcare & Pharmaceuticals	21,132	21,395	10.05
High Tech Industries	15,037	14,953	7.03
Media: Advertising, Printing & Publishing	6,907	6,705	3.15
Non-durable Consumer Goods	11,518	11,471	5.39
Structured Finance	30,982	31,364	14.74
Telecommunications	6,073	5,968	2.80

Total	$213,128	$212,807	100.00%

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

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different than the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of June 30, 2014.

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

Transfer between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the three month and six month periods ended June 30, 2014 and June 30, 2013, there were no transfers between levels.

The following tables summarize the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of June 30, 2014 and December 31, 2013:

	June 30, 2014
	Level I	Level II	Level III	Total
Assets
First Lien Debt	—	—	$273,899	$273,899
Second Lien Debt	—	—	71,138	71,138
Structured Finance Obligations	—	—	73,574	73,574

Total	—	—	$418,611	$418,611

	December 31, 2013
	Level I	Level II	Level III	Total
Assets
First Lien Debt	—	—	$141,676	$141,676
Second Lien Debt	—	—	39,767	39,767
Structured Finance Obligations	—	—	31,364	31,364

Total	—	—	$212,807	$212,807

The changes in the Company’s investments at fair value for which the Company has used Level III inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level III investments still held are as follows:

	Financial Assets For the three month period ended June 30, 2014
	First Lien Debt	Second Lien Debt	Structured Finance Obligations	Total
Balance, beginning of period	$223,959	$46,575	$47,811	$318,345
Purchases	80,968	30,939	29,437	141,344
Sales	—	(4,050)	—	(4,050)
Paydowns	(32,234)	(3,570)	(1,664)	(37,468)
Accretion of discount	308	76	—	384
Realized gain (loss)	—	120	25	145
Net change in unrealized appreciation (depreciation)	898	1,048	(2,035)	(89)

Balance, end of period	$273,899	$71,138	$73,574	$418,611

Net change in unrealized appreciation (depreciation) included in earnings related to investments still held as of June 30, 2014 included in net change in unrealized appreciation (depreciation) on investments non-controlled/non-affiliated on the Consolidated Statements of Operations	$860	$1,022	$(2,035)	$(153)

	Financial Assets For the six month period ended June 30, 2014
	First Lien Debt	Second Lien Debt	Structured Finance Obligations	Total
Balance, beginning of period	$141,676	$39,767	$31,364	$212,807
Purchases	170,216	37,353	51,951	259,520
Sales	—	(4,050)	(3,125)	(7,175)
Paydowns	(39,742)	(3,570)	(4,780)	(48,092)
Accretion of discount	432	86	—	518
Realized gain (loss)	—	120	71	191
Net change in unrealized appreciation (depreciation)	1,317	1,432	(1,907)	842

Balance, end of period	$273,899	$71,138	$73,574	$418,611

Net change in unrealized appreciation (depreciation) included in earnings related to investments still held as of June 30, 2014 included in net change in unrealized appreciation (depreciation) on investments non-controlled/non-affiliated on the Consolidated Statements of Operations	$1,378	$1,406	$(1,903)	$881

	Financial Assets For the three month and six month periods ended June 30, 2013

	First Lien Debt	Total
Balance, beginning of period	$—	$—
Purchases	19,136	19,136
Net change in unrealized appreciation (depreciation)	64	64

Balance, end of period	$19,200	$19,200

Net change in unrealized appreciation (depreciation) included in earnings related to investments still held as of June 30, 2013 included in net change in unrealized appreciation (depreciation) on investments non-controlled/non-affiliated on the Consolidated Statements of Operations	$64	$64

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

The following tables summarize the quantitative information related to the significant unobservable inputs for Level III instruments which are carried at fair value as of June 30, 2014 and December 31, 2013:

				Range
	Fair Value as of June 30, 2014	Valuation Techniques	Significant Unobservable Inputs	Low	High	Weighted Average
Investments in First and Second Lien	$329,204	Discounted Cash Flow	Discount Rate	4.79%	10.12%	6.30%
Debt Securities
	15,833	Consensus Pricing	Indicative Quotes	99.00	101.04	99.35

Total Debt	345,037

Investments in Structured Products	61,482	Discounted Cash Flow	Discount Rate	9.50%	12.00%	11.08%
			Default Rate	0.50	1.42	1.01
			Prepayment Rate	20.78	48.57	33.61
			Recovery Rate	66.92	75.00	73.67
	12,092	Consensus Pricing	Indicative Quotes	0.18	86.00	83.25

Total Structured Products	73,574

Total Level III Investments	$418,611

				Range
	Fair Value as of December 31, 2013	Valuation Techniques	Significant Unobservable Inputs	Low	High	Weighted Average
Investments in First and Second Lien	$181,443	Discounted Cash Flow	Discount Rate	5.17%	10.14%	7.04%
Debt Securities

Total Debt	181,443

Investments in Structured Products	16,031	Discounted Cash Flow	Discount Rate	12.00%	14.00%	12.39%
			Default Rate	0.50	1.12	0.74
			Prepayment Rate	28.63	34.71	30.61
			Recovery Rate	70.24	75.00	73.52
	15,333	Consensus Pricing	Indicative Quotes	53.00	88.00	80.84

Total Structured Products	31,364

Total Level III Investments	$212,807

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

Financial instruments disclosed but not carried at fair value:

The following table presents the carrying value and fair value of the Company’s secured borrowings disclosed but not carried at fair value.

	June 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured borrowings	$153,740	$153,740	$66,822	$66,822

Total	$153,740	$153,740	$66,822	$66,822

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

Prior to a Qualified IPO and subject to the receipt of any necessary regulatory approvals, the Company’s Investment Adviser intends to make (or require individual employees or entities in which employees own an interest to make) capital commitments to purchase shares of the Company’s common stock in an amount equal to approximately 25% of each installment of the net after tax incentive fee that the Investment Adviser receives from the Company. For the three month and six month periods ended June 30, 2014, there was no incentive fee paid on pre-incentive fee net investment income or realized capital gains, therefore, no commitments were made and no shares were issued to the Investment Adviser related to the after tax incentive.

For the three month and six month periods ended June 30, 2014, base management fees were $970 and $1,631, respectively (net of waiver of $485 and $815 respectively), incentive fees related to pre-incentive fee net investment income were $1,137 and $1,933, respectively, and there were no incentive fees related to realized capital gains. For the three month and six month periods ended June 30, 2013, base management fees were $10 (net of waiver of $5), there were no incentive fees related to pre-incentive fee net investment income, and there were no incentive fees related to realized capital gains. Incentive fees of $1,137 and $1,933, respectively, were deferred for the three month and six month periods ended June 30, 2014 and will be carried over for payment in subsequent calculation periods to the extent that the 6.0% hurdle is achieved for the most recent four calendar quarters prior to payment. For the three month and six month periods ended June 30, 2014, the Company recorded an accrued capital gains incentive fee of $12 and $156, respectively, based upon the cumulative net realized and unrealized appreciation/(depreciation) as of June 30, 2014. For the three month and six month periods ended June 30, 2013, the Company recorded an accrued capital gains incentive fee of $13 based upon the cumulative net realized and unrealized appreciation/(depreciation) as of June 30, 2013. The accrual for any capital gains incentive fee under US GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual.

As of June 30, 2014 and December 31, 2013, $3,058 and $625, respectively, was included in base management and incentive fees payable in the accompanying Consolidated Statements of Assets and Liabilities.

On April 3, 2013, the Investment Adviser entered into a personnel agreement with The Carlyle Group Employee Co., L.L.C. (“Carlyle Employee Co.”), an affiliate of the Investment Adviser, pursuant to which Carlyle Employee Co. provides the Investment Adviser with access to investment professionals. As of June 30, 2014 and December 31, 2013, the Investment Adviser, members of senior management, and certain employees, partners, and affiliates of the Investment Adviser committed $42,967 to the Company.

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

For the three month and six month periods ended June 30, 2014, GMS Finance incurred $218 and $475, respectively, and for the three month and six month periods ended June 30, 2013, GMS Finance incurred $189 in fees under the Administrative Agreement, which are included in administrative service fees in the accompanying Consolidated Statements of Operations. As of June 30, 2014 and December 31, 2013, $160 and $131, respectively, was unpaid and included in administrative service fees payable in the accompanying Consolidated Statements of Assets and Liabilities.

Sub-Administration Agreements

On April 3, 2013, the Administrator entered into sub-administration agreements with Carlyle Employee Co. and CELF Advisors LLP. Pursuant to the agreements, Carlyle Employee Co. and CELF Advisors LLP provide the Administrator access to personnel.

On April 3, 2013, the Administrator entered into a sub-administration agreement with State Street Bank and Trust Company. For the three month and six month periods ended June 30, 2014, fees incurred in connection with the sub-administration agreement, which amounted to $50 and $80, respectively, is included in other general and administrative in the accompanying Consolidated Statements of Operations. For the three month and six month periods ended June 30, 2013, no fees were incurred in connection with the sub-administration agreement. As of June 30, 2014 and December 31, 2013, $130 and $50, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.

Placement Fees

On April 3, 2013, the Company entered into a placement fee arrangement with TCG Securities, L.L.C. (“TCG”), a licensed broker-dealer and an affiliate of the Investment Adviser, which may require stockholders to pay a placement fee to TCG in addition to their capital commitments for TCG’s services.

For the three month and the six month periods ended June 30, 2014 and June 30, 2013, TCG did not earn or receive any placement fees from GMS Finance stockholders in connection with the issuance or sale of the Company’s common stock.

Board of Directors

GMS Finance’s Board of Directors currently consists of seven members, four of whom are not “interested persons” of GMS Finance as defined in Section 2(a)(19) of the Investment Company Act (“Independent Directors”). On April 3, 2013, the Board of Directors also established an Audit Committee consisting of its Independent Directors, and may establish additional committees in the future. For the three month and six month periods ended June 30, 2014, GMS Finance incurred $103 and $185, respectively, and for the three month and six month periods ended June 30, 2013, GMS Finance incurred $108 in fees and expenses associated with its Independent Directors and Audit Committee. As of June 30, 2014 and December 31, 2013, $8 and $28, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities. As of June 30, 2014 and December 31, 2013, certain directors had committed $1,750 in capital commitments to the Company.

6. BORROWINGS

In accordance with the Investment Company Act, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 200% after such borrowing. As of June 30, 2014 and December 31, 2013, asset coverage was 265.31% and 378.35%, respectively. During the six month period ended June 30, 2014, there were net repayments of $7,082 under the Revolving Credit Facility and secured borrowings of $94,000 under the Facility. For the six month period ended June 30, 2013, there were no borrowings. As of June 30, 2014 and December 31, 2013, there was $153,740 and $66,822, respectively, in secured borrowings outstanding.

Revolving Credit Facility

The Borrower Sub closed on May 24, 2013 on the Revolving Credit Facility with various lenders, which Revolving Credit Facility was subsequently amended on June 30, 2014 (the “First Amendment”). The First Amendment, among other things (a) reduced the maximum commitments from $500,000 to $400,000, (b) extended the revolving period from May 24, 2016 to May 24, 2017, (c) extended the maturity date from May 24, 2019 to May 22, 2020, (d) increased the per annum revolving period rate from the applicable base rate (based on LIBOR, the commercial paper rate, prime rate or the federal funds rate) plus 1.75% to the applicable base rate plus 1.85%, (e) added covenant-lite loans (subject to certain limitations) to the types of assets eligible to be purchased by the Borrower Sub, and (f) modified certain other restrictions and requirements set forth in the Revolving Credit Facility. Advances under the Revolving Credit Facility first became available once the Borrower Sub held at least $30,000 of minimum equity in its assets held. The Revolving Credit Facility provides for secured borrowings up to the lesser of $400,000 or the amount of capital commitments the Company has received with an accordion feature that can, subject to certain conditions, increase the aggregate maximum credit commitment up to an amount not to exceed $750,000, subject to restrictions imposed on borrowings under the Investment Company Act and adequate collateral to support such borrowings. The Revolving Credit Facility has a revolving period through May 24, 2017 (with two one-year extension options, subject to the Borrower Sub’s and the lenders’ consent) and a maturity date of May 22, 2020 (extendable in connection with an extension of the revolving period). Borrowings under the Revolving Credit Facility bear interest initially at the applicable commercial paper rate (if the lender is a conduit lender) or LIBOR (or, if applicable, a rate based on the prime rate or federal funds rate) plus 1.85% per year during the revolving period, with pre-determined future interest rate increases of 1.00%-2.00% over the three years following the end of the revolving period. The Borrower Sub is also required to pay a commitment fee of between 0.25% and 1.00% per year depending on the usage of the Revolving Credit Facility. Payments under the Revolving Credit Facility are made quarterly. The lenders have a first lien security interest on substantially all of the assets of the Borrower Sub.

As part of the Revolving Credit Facility, the Borrower Sub is subject to limitations as to how borrowed funds may be used including, but not limited to, restrictions on sector and geographic concentrations, loan size, payment frequency, tenor and investment ratings (or estimated ratings). In addition, borrowed funds are intended to be used primarily to purchase first lien loan assets, and the Borrower Sub is limited in its ability to purchase certain other assets (including, but not limited to, second lien loans, covenant-lite loans, revolving and delayed draw loans and discount loans) and other assets are not permitted to be purchased (including, but not limited to paid-in-kind loans and structured finance obligations). The Revolving Credit Facility has certain requirements relating to interest coverage and portfolio performance, including limitations on delinquencies and charge offs, violation of which could result in the immediate acceleration of the amounts due under the Revolving Credit Facility. The Revolving Credit Facility is also subject to a borrowing base that applies different advance rates to assets held by the Borrower Sub based generally on the fair market value of such assets. Under certain circumstances, GMS Finance could be obliged to repurchase loans from the Borrower Sub.

Related to the First Amendment, which reduced the maximum commitments to the Revolving Credit Facility, $827 of deferred financing costs (representing the prorated financing costs related to the reduction in commitments) were immediately expensed in lieu of continuing to amortize over the term of the Revolving Credit Facility.

As of June 30, 2014 and December 31, 2013, the Borrower Sub was in compliance with all covenants and other requirements of the Revolving Credit Facility.

Facility

The Company closed on March 21, 2014 on the Facility with various lenders. The maximum principal amount of the Facility is $150,000, subject to availability under the Facility, which is based on the value of the Company’s portfolio investments net of certain other indebtedness that the Company may incur in the future in accordance with the terms of the Facility. Proceeds of the Facility may be used for general corporate purposes, including the funding of portfolio investments. Maximum capacity under the Facility may be increased to $225,000 through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Facility includes a $20,000 limit for swingline loans and a $5,000 limit for letters of credit. The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Facility, including amounts drawn in respect of letters of credit, will bear interest at either LIBOR plus an applicable spread of 2.25%, or an “alternative base rate” (which is the highest of a prime rate, the federal funds effective rate plus 0.50%, or one month LIBOR plus 1.00%) plus an applicable spread of 1.25%. The Company may elect either the LIBOR or the “alternative base rate” at the time of drawdown, and loans may be converted from one rate to another at any time, subject to certain conditions. The Company also pays a fee of 0.375% on undrawn amounts under the Facility and, in respect of each undrawn letter of credit, a fee and interest rate equal to the then-applicable margin under the Facility while the letter of credit is outstanding. The availability period under the Facility will terminate on March 21, 2018 (the “Commitment Termination Date”) and the Facility will mature on March 21, 2019 (the “Maturity Date”). During the period from the Commitment Termination Date to the Maturity Date, the Company will be obligated to make mandatory prepayments under the Facility out of the proceeds of certain asset sales, other recovery events and equity and debt issuances.

Subject to certain exceptions, including, without limitation, the Company’s ownership interests in its special purpose non-guarantor subsidiaries, such as the Borrower Sub, the Facility is secured by a perfected first-priority security interest in substantially all of the portfolio investments held by the Company and certain future domestic subsidiaries of the Company (collectively, the “Guarantors”) and $100,000 of unfunded investor equity capital commitments. The Company is required to cause the Guarantors to guaranty the Facility. The $100,000 pledge of unfunded investor equity capital commitments shall be released once $100,000 of incremental capital has been called and received by the Company subsequent to the March 21, 2014 closing date. Such capital call commitment has not been satisfied as of June 30, 2014. The Facility includes customary covenants, including certain financial covenants related to asset coverage, shareholders’ equity and liquidity, certain limitations on the incurrence of additional indebtedness and liens, and other maintenance covenants, as well as usual and customary events of default for senior secured revolving credit facilities of this nature.

As of June 30, 2014, the Company was in compliance with all covenants and other requirements of the Facility.

Summary of Facilities

The facilities of the Company and the Borrower Sub consisted of the following as of June 30, 2014 and December 31, 2013:

	June 30, 2014
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Revolving Credit Facility	$400,000	$59,740	$340,260	$24,379
Facility	150,000	94,000	56,000	36,677

Total	$550,000	$153,740	$396,260	$61,056

	December 31, 2013
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Revolving Credit Facility	$500,000	$66,822	$433,178	$18,616

Total	$500,000	$66,822	$433,178	$18,616

(1)	The unused portion upon which commitment fees are based.
(2)	Available for borrowing based on the computation of collateral to support the borrowings.

As of June 30, 2014 and December 31, 2013, $448 and $259, respectively, of interest expense and $253 and $266, respectively, of unused commitment fees were included in interest and credit facility fees payable. For the three month and six month periods ended June 30, 2014, the average stated interest rate was 2.13% and 2.12%, respectively, and average principal debt outstanding was $117,699 and $92,401, respectively. For the three month and six month periods ended June 30, 2013, there were no borrowings. As of June 30, 2014 and December 31, 2013, the interest rate was 2.33% and 1.97%, respectively, based on floating LIBOR rates.

For the three month and six month periods ended June 30, 2014 and June 30, 2013, the components of interest expense and credit facility fees were as follows:

	For the three month period ended June 30, 2014	For the six month period ended June 30, 2014	For the three month and six month periods ended June 30, 2013
Interest expense	$634	$983	$—
Unused commitment fee	372	658	62
Amortization of deferred financing costs	1,128	1,347	86
Other fees	26	51	16

Total interest expense and credit facility fees	$2,160	$3,039	$164

Cash paid for interest expense	$510	$795	$—

For the three month and six month periods ended June 30, 2014, $827 of the amortization of deferred financing costs represents the prorated financing costs that were immediately expensed in lieu of continuing to amortize over the term of the Revolving Credit Facility related to the First Amendment which reduced the maximum commitments to the Revolving Credit Facility.

7. COMMITMENTS AND CONTINGENCIES

A summary of significant contractual payment obligations was as follows as of June 30, 2014 and December 31, 2013:

June 30, 2014	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Secured Borrowings	$153,740	—	—	$94,000	$59,740

December 31, 2013	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Secured Borrowings	$66,822	—	—	—	$66,822

In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnifications or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of June 30, 2014 and December 31, 2013 for any such exposure.

As of June 30, 2014 and December 31, 2013, the Company had $1,109,162 and $877,408, respectively, in total capital commitments from stockholders, of which $855,687 and $689,405, respectively, was unfunded. Included in the commitments as of June 30, 2014 and December 31, 2013 were $42,967 of capital commitments of the Investment Adviser, members of senior management, and certain employees, partners, and affiliates of the Investment Adviser. As of June 30, 2014 and December 31, 2013, certain directors had committed $1,750 in capital commitments to the Company.

As of June 30, 2014, there was a $100,000 pledge of unfunded investor equity capital commitments to the lenders of the Facility, which shall be released once $100,000 of incremental capital has been called and received by the Company subsequent to the March 21, 2014 closing date of the Facility. Such capital call commitment has not been satisfied as of June 30, 2014.

The Company had the following commitments to fund delayed draw senior secured loans, none of which were funded:

	Par Value as of
	June 30, 2014	December 31, 2013
Total unfunded delayed draw commitments	$1,780	$3,000

8. NET ASSETS

In connection with its formation, the Company has the authority to issue 200,000,000 shares of common stock, $0.01 per share par value.

During the six month period ended June 30, 2014, the Company issued 3,315,579 shares for $65,475. The following table summarizes capital activity during the six month period ended June 30, 2014:

	Common Stock		Capital In Excess Of Par Value	Offering Expenses	Accumulated Net Investment Income (Loss)	Net Realized Gain (Loss) On Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Total Net Assets
	Shares	Amount
Balance, beginning of period	9,575,990	$96	$186,965	$(74)	$(664)	$—	$(321)	$186,002
Common stock issued	3,315,431	33	65,439	—	—	—	—	65,472
Reinvestment of dividends	148	—	3	—	—	—	—	3
Net investment income (loss)	—	—	—	—	7,575	—	—	7,575
Net realized gain (loss) on investments-non-controlled/non-affiliated	—	—	—	—	—	191	—	191
Net change in unrealized appreciation (depreciation) on investments—non- controlled/non-affiliated	—	—	—	—	—	—	842	842
Dividends declared	—	—	—	—	(5,930)	—	—	(5,930)

Balance, end of period	12,891,569	$129	$252,407	$(74)	$981	$191	$521	$254,155

During the six month period ended June 30, 2013, the Company issued 2,027,270 shares for $40,545. The following table summarizes capital activity during the six month period ended June 30, 2013:

	Common Stock		Capital In Excess Of Par Value	Offering Expenses	Accumulated Net Investment Income (Loss)	Net Realized Gain (Loss) On Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Total Net Assets
	Shares	Amount
Balance, beginning of period	100	$0	$2	$—	$—	$—	$—	$2
Common stock issued	2,027,270	20	40,525	—	—	—	—	40,525
Subscriptions receivable*	—	—	—	—	—	—	—	—
Offering expenses	—	—	—	(74)	—	—	—	(74)
Net investment income (loss)	—	—	—	—	(2,575)	—	—	(2,575)
Net change in unrealized appreciation (depreciation) on investments—non-controlled/non-affiliated	—	—	—	—	—	—	64	64

Balance, end of period	2,027,370	$20	$40,527	$(74)	$(2,575)	$—	$64	$37,962

*	Amount was less than one.

The following table summarizes total shares issued and proceeds received related to capital drawdowns delivered pursuant to subscriptions for the Company’s common stock and reinvestment of dividends during the six month period ended June 30, 2014:

	Shares Issued	Proceeds Received
January 27, 2014	1,020,810	$19,998
February 21, 2014	491,849	9,689
March 21, 2014	1,802,772	35,785
April 14, 2014**	148	3

Total	3,315,579	$65,475

**	Represents shares issued upon the reinvestment of dividends

The following table summarizes total shares issued and proceeds received related to capital drawdowns delivered pursuant to subscription for the Company’s common stock during the six month period ended June 30, 2013:

	Shares Issued	Proceeds Received
June 5, 2013	555,352	$11,107
June 10, 2013	371,918	7,438
June 25, 2013	1,100,000	22,000

Total	2,027,270	$40,545

Subscribed but unissued shares are presented in equity with a deduction of subscriptions receivable until cash is received for a subscription. There were no subscribed but unissued shares as of June 30, 2014 and December 31, 2013.

Subscription transactions during the six month period ended June 30, 2014 were executed at an offering price at a premium to NAV in order to effect a reallocation of organizational costs to subsequent investors. Such subscription transactions increased NAV by $0.04 per share for the six month period ended June 30, 2014. There were no subscription transactions executed at an offering price at a premium to NAV during the six month period ended June 30, 2013.

The Company computes earnings per common share in accordance with ASC 260, Earnings Per Share. Basic earnings per common share were calculated by dividing net increase (decrease) in net assets resulting from operations attributable to the Company by the weighted-average number of common shares outstanding for the period.

Basic and diluted earnings per common share were as follows:

	For the three month period ended June 30, 2014	For the six month period ended June 30, 2014		For the three month period ended June 30, 2013	For the six month period ended June 30, 2013
Net increase in net assets resulting from operations	$4,592	$	$ 8,608	$(2,511)	$(2,511)
Weighted-average common shares outstanding	12,891,548		11,819,417	317,127	159,489

Basic and diluted earnings per common share	$0.36		$0.73	$(7.92)	$(15.74)

On June 26, 2014 and March 13, 2014, the Company declared dividends of $0.27 and $0.19 per share, respectively, for the quarter ended June 30, 2014 and March 31, 2014, respectively, which were paid on July 14, 2014 and April 14, 2014, respectively, to holders of record of common stock at the close of business on June 30, 2014 and March 31, 2014, respectively. As of December 31, 2013, no dividends or distributions had been declared or paid by the Company.

9. CONSOLIDATED FINANCIAL HIGHLIGHTS

The following is a schedule of consolidated financial highlights for the six month periods ended June 30, 2014 and June 30, 2013:

Per Share Data:

	For the six month period ended June 30, 2014	For the six month period ended June 30, 2013

Net asset value per share, beginning of period	$19.42	$20.00
Net investment income (1)	0.64	(1.27)
Net realized gain and net change in unrealized appreciation (depreciation) on investments	0.07	0.03

Net increase in net assets resulting from operations	0.71	(1.24)

Dividends declared (2)	(0.46)	—
Effect of subscription offering price (3)	0.04	—
Offering costs	—	(0.04)

Net asset value per share, end of period	$19.71	$18.72

Number of shares outstanding, end of period	12,891,569	2,027,370
Total return (4)	3.86%	(6.40)%
Net assets, end of period	$254,155	$37,962
Ratio to average net assets (5) (6):
Expenses net of waiver, before incentive fees	2.88%	41.03%
Expenses net of waiver, after incentive fees	3.75%	41.23%
Expenses gross of waiver, after incentive fees	4.09%	41.31%
Net investment income (7)	3.16%	(40.91)%
Interest expense and credit facility expenses	1.27%	2.61%
Ratios/Supplemental Data:
Asset coverage	265.31%	N/A
Portfolio turnover	16.98%	0%
Total committed capital, end of period	$1,109,162	$250,117
Ratio of total contributed capital to total committed capital, end of period	22.85%	16.21%
Weighted-average shares outstanding	11,819,417	159,489

(1)	For the six month period ended June 30, 2014, net investment income per share is calculated as net investment income for the period divided by the weighted average number of shares outstanding for the period. For the six month period ended June 30, 2013, net investment income (loss) per share is calculated as net investment income (loss) for the period divided by the number of shares at the end of the period.
(2)	For the six month period ended June 30, 2014, dividends declared per share is calculated as the sum of dividends declared on each quarter-end date during the period divided by the number of shares outstanding at each respective quarter-end date (Refer to Note 8).
(3)	Increase is due to offering price of subscriptions during the period (Refer to Note 8).
(4)	Total return based on net asset value equals the change in net asset value during the period plus the declared dividends for the six month periods ended June 30, 2014 and June 30, 2013, divided by the beginning net asset value for the period. This calculation is adjusted for additional shares issued related to dividends paid, thereby assuming reinvestment of dividends distributed in connection with the dividend reinvestment plan. Total return based on net asset value is not annualized. Total return does not reflect taxes paid on distributions or placement fees paid or withheld on capital drawdowns, if any. The Company’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results. Total return for the six month period ended June 30, 2014 is inclusive of $0.04 per share increase in NAV for the period related to the offering price of subscriptions. Excluding the effects of the higher offering price of subscriptions, total return would have been 3.66% (Refer to Note 8).

(5)	Periods less than one year have not been annualized.
(6)	The Company commenced operations on May 2, 2013, therefore the ratios to average net assets for the six month period ended June 30, 2013 may have been different had there been a full year of operations.
(7)	The net investment income ratio is net of the waiver of base management fees.

10. LITIGATION

The Company may become party to certain lawsuits in the ordinary course of business. The Company does not believe that the outcome of current matters, if any, will materially impact the Company or its consolidated financial statements. As of June 30, 2014 and December 31, 2013, the Company was not subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company.

In addition, portfolio investments of the Company could be the subject of litigation or regulatory investigations in the ordinary course of business. The Company does not believe that the outcome of any current contingent liabilities of its portfolio investments, if any, will materially affect the Company or these consolidated financial statements.

11. TAX

The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of June 30, 2014 and December 31, 2013.

In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. As of June 30, 2014 and December 31, 2013, the Company has yet to file any tax returns and therefore is not yet subject to examination.

The Company’s taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate. The estimated tax character of dividends declared for the six month period ended June 30, 2014 was as follows:

Ordinary Income	$5,930
Return of capital	—

12. SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed below.

Subsequent to June 30, 2014, the Company borrowed $77,500 from the Revolving Credit Facility to fund investment acquisitions and repay the Facility and voluntarily repaid $19,282 to the Revolving Credit Facility. The Company borrowed $19,000 from the Facility and voluntarily repaid $51,000 to the Facility.

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

We use words such as “anticipates,” “believes,” “expects,” “intends,” “will,” “should,” “may” and similar expressions to identify forward-looking statements, although not all forward-looking statements include these words. Our actual results and condition could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2013 and Part II, Item 1A of and elsewhere in this Form 10-Q.

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

OVERVIEW

Management’s Discussion and Analysis should be read in conjunction with Part I, Item 1 of this Form 10-Q “Financial Statements.” This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to those described in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2013 and Part II, Item 1A of this Form 10-Q “Risk Factors.” Actual results may differ materially from those contained in any forward-looking statements.

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

PORTFOLIO AND INVESTMENT ACTIVITY

The fair value of our investments was approximately $418,611 and $212,807, respectively, in 53 and 27 portfolio companies/structured finance obligations as of June 30, 2014 and December 31, 2013, respectively.

The Company’s investment activity for the three month periods ended June 30, 2014 and June 30, 2013 is presented below (information presented herein is at amortized cost unless otherwise indicated).

	For the three month period ended June 30, 2014	For the three month period ended June 30, 2013
Investments—non-controlled/non-affiliated:
Total Investments—non-controlled/non-affiliated as of March 31	$317,735	$—
New investments	141,344	19,136
Net accretion of discount on securities	384	—
Realized gains	145	—
Investments sold or repaid	(41,518)	—

Total Investments—non-controlled/non-affiliated as of June 30	$418,090	$19,136

Principal amount of investments purchased:
First Lien Debt	81,675	$19,250
Second Lien Debt	31,000	—
Structured Finance Obligations	42,100	—

Total	$154,775	$19,250

Principal amount of investments sold or repaid:
First Lien Debt	$(32,234)	$—
Second Lien Debt	(7,500)	—
Structured Finance Obligations	—	—

Total	$(39,734)	$—

Number of new funded investments	20	3
Average new funded investment amount	$7,067	$6,379
Percentage of new funded investments at floating rates	100%	100%

The increased investment activity for the three month period ended June 30, 2014 over the three month period ended June 30, 2013 was driven by our deployment of capital and increasing invested balance.

As of June 30, 2014 and December 31, 2013, investments—non-controlled/non-affiliated consisted of the following:

	June 30, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt	$272,416	$273,899	$141,510	$141,676
Second Lien Debt	70,575	71,138	40,636	39,767
Structured Finance Obligations	75,099	73,574	30,982	31,364

Total	$418,090	$418,611	$213,128	$212,807

The weighted average yields (1) of our portfolio, based on the amortized cost and fair value as of June 30, 2014 and December 31, 2013, were as follows:

	June 30, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt	3.82%	3.83%	4.14%	4.15%
Second Lien Debt	1.49	1.49	1.71	1.71
Structured Finance Obligations	4.12	4.12	2.73	2.73

Total	9.43%	9.44%	8.58%	8.59%

The weighted average yields (1) for each investment type, based on the amortized cost and fair value as of June 30, 2014 and December 31, 2013, were as follows:

	June 30, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt	5.85%	5.84%	6.24%	6.23%
Second Lien Debt	8.91	8.85	8.97	9.16
Structured Finance Obligations	22.95	23.43	18.75	18.53

(1)	Yields do not include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of June 30, 2014.

RESULTS OF OPERATIONS

For the three month and six month periods ended June 30, 2014 and June 30, 2013

The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and losses and net change in unrealized appreciation and depreciation. As a result, quarterly comparison may not be meaningful.

Net investment income for the three month and six month periods ended June 30, 2014 and June 30, 2013 was as follows:

	For the three month period ended June 30, 2014	For the six month period ended June 30, 2014	For the three month and six month periods ended June 30, 2013
Total investment income from non-controlled/non-affiliated investments	$9,944	$16,577	$20
Net expenses	(5,408)	(9,002)	(2,595)

Net investment income	$4,536	$7,575	$(2,575)

Investment Income

	For the three month period ended June 30, 2014	For the six month period ended June 30, 2014	For the three month and six month periods ended June 30, 2013
Interest income from non-controlled/non-affiliated investments	$9,944	$16,577	$20

Total investment income	$9,944	$16,577	$20

The increase in interest income and net investment income for the three month and six month periods ended June 30, 2014 and June 30, 2013 was driven by our deployment of capital and increasing invested balance. As of June 30, 2014 and December 31, 2013, the size of our portfolio was $418,090 and $213,128, respectively, at amortized cost, with total par outstanding of $468,209 and $231,793, respectively. As of June 30, 2014 and December 31, 2013, our portfolio had a weighted average yield of 9.43% and 8.58%, respectively, on amortized cost.

Expenses

	For the three month period ended June 30, 2014	For the six month period ended June 30, 2014	For the three month and six month periods ended June 30, 2014
Base management fees	$1,455	$2,446	$15
Incentive fees	1,149	2,089	13
Organizational expenses	—	—	1,426
Professional fees	596	1,193	540
Administrative service fees	218	475	189
Interest expense	634	983	—
Credit facility fees	1,526	2,056	164
Directors’ fees and expenses	103	185	108
Transfer agency fees	34	60	57
Other general and administrative	178	330	88
Waiver of base management fees	(485)	(815)	(5)

Total net expenses	$5,408	$9,002	$2,595

Interest and credit facility fees for the three month and six month periods ended June 30, 2014 and June 30, 2013 were comprised of the following:

	For the three month period ended June 30, 2014	For the six month period ended June 30, 2014	For the three month and six month periods ended June 30, 2013
Interest expense	$634	$983	$—
Unused commitment fee	372	658	62
Amortization of deferred financing costs	1,128	1,347	86
Other fees	26	51	16

Total interest expense and credit facility fees	$2,160	$3,039	$164

Cash paid for interest expense	$510	$795	$—

The increase in interest expense for the three month and six month periods ended June 30, 2014 was driven by increased usage of the facilities and increased deployment of capital to investments. For the three month and six month periods ended June 30, 2014, unused commitment fees and amortization of deferred financing costs increased related to fees associated with a second credit facility, the Facility, that closed on March 21, 2014. Additionally, for the three month and six month periods ended June 30, 2014, $827 of the amortization of deferred financing costs represents the prorated financing costs that were immediately expensed in lieu of continuing to amortize over the term of the Revolving Credit Facility related to the amendment that reduced commitments in the Revolving Credit Facility. For the three month and six month periods ended June 30, 2014, the average stated interest rate was 2.13% and 2.12%, respectively, and average principal debt outstanding was $117,699 and $92,401, respectively.

Increased base management fees (and related waiver of base management fees) and incentive fees related to pre-incentive fee net investment income for the three month and six month periods ended June 30, 2014 were driven by our deployment of capital and increasing invested balance. For the three month and six month periods ended June 30, 2014, base management fees were $970 and $1,631, respectively (net of waiver of $485 and $815, respectively), incentive fees related to pre-incentive fee net investment income were $1,137 and $1,933, respectively, and there were no incentive fees related to realized capital gains. For the three month and six month periods ended June 30, 2013, base management fees were $10 (net of waiver of $5), there were no incentive fees related to pre-incentive fee net investment income, and there were no incentive fees related to realized capital gains. Incentive fees of $1,137 and $1,933, respectively, were deferred for the three month and six month periods ended June 30, 2014 and will be carried over for payment in subsequent calculation periods to the extent that the 6.0% hurdle is achieved for the most recent four calendar quarters prior to payment. For the three month and six month periods ended June 30, 2014, the Company recorded an accrued capital gains incentive fee of $12 and $156, respectively, based upon the cumulative net realized and unrealized appreciation/(depreciation) as of June 30, 2014. For the three month and six month periods ended June 30, 2013, the Company recorded an accrued capital gains incentive fee of $13 based upon the cumulative net realized and unrealized appreciation/(depreciation) as of June 30, 2013. The accrual for any capital gains incentive fee under accounting principles generally accepted in the United States (“US GAAP”) in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. See Note 5 to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q for more information on the incentive and base management fees.

Professional fees include legal, rating agencies, audit, tax, valuation, technology and other professional fees incurred related to the management of the Company. Administrative service fees represent fees paid to the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under an administration agreement between the Company and the Administrator, including our allocable portion of the cost of certain of our executive officers and their respective staff. Other general and administrative expenses include insurance, filing, research, subscriptions and other costs. Administrative service fees and other general and administrative expenses increased for the three month and six month periods ended June 30, 2014 driven by the increased deployment of capital.

Net Realized Gain (Loss) and Net Change in Unrealized Appreciation/(Depreciation) on Investments

During the three month and six month periods ended June 30, 2014, the Company had a change in unrealized appreciation on 30 and 40 investments, respectively, totaling approximately $3,371 and $4,126, respectively, which was offset by a change in unrealized depreciation on 32 and 24 investments, respectively, totaling approximately $3,460 and $3,284, respectively. During the three month and six month periods ended June 30, 2013, the Company had a change in unrealized appreciation on 2 investments totaling approximately $146, which was offset by a change in unrealized depreciation on 1 investment totaling approximately $82.

	For the three month period ended June 30, 2014	For the six month period ended June 30, 2014	For the three month and six month periods ended June 30, 2013
Net realized gain (loss) on investments—non-controlled/non-affiliated	$145	$191	$—
Net change in unrealized appreciation (depreciation) on investments—non-controlled/non-affiliated	(89)	842	64

Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	$56	$1,033	$64

Net realized gain (loss) and net change in unrealized appreciation (depreciation) for the three month and six month periods ended June 30, 2014 and June 30, 2013 was as follows:

	For the three month period ended June 30, 2014		For the six month period ended June 30, 2014
Type	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)
First Lien Debt	$—	$898	$—	$1,317
Second Lien Debt	120	1,048	120	1,432
Structured Finance Obligations	25	(2,035)	71	(1,907)

Total	$145	$(89)	$191	$842

	For the three month and six month periods ended June 30, 2013
Type	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)
First Lien Debt	$—	$64

Total	$—	$64

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company generates cash from the net proceeds of offerings of our common stock and through cash flows from operations, including investment sales and repayments as well as income earned on investments and cash equivalents. We may also fund a portion of our investments through borrowings under the Borrower Sub’s Revolving Credit Facility (as defined below) and/or the Company’s Facility (as defined below). The Borrower Sub closed on May 24, 2013 on a senior secured revolving credit facility with various lenders (the “Revolving Credit Facility”), which Revolving Credit Facility was subsequently amended on June 30, 2014 (the “First Amendment”). The Revolving Credit Facility provides for secured borrowings up to the lesser of $400,000 or the amount of capital commitments the Company has received with an accordion feature that can, subject to certain conditions, increase the aggregate maximum credit commitment up to an amount not to exceed $750,000, subject to restrictions imposed on borrowings under the Investment Company Act and adequate collateral to support such borrowings. The Company closed on March 21, 2014 on a senior secured revolving credit facility with various lenders (the “Facility”). The maximum principal amount of the Facility is $150,000, subject to availability under the Facility, which is based on the value of the Company’s portfolio investments net of certain other indebtedness that the Company may incur in the future in accordance with the terms of the Facility. Proceeds of the Facility may be used for general corporate purposes, including the funding of portfolio investments. Maximum capacity under the Facility may be increased to $225,000 through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Facility includes a $20,000 limit for swingline loans and a $5,000 limit for letters of credit. For more information on the Revolving Credit Facility and Facility, see Note 6 to the consolidated financial statements in Part I, Item 1 of this Form 10-Q.

The primary use of existing funds and any funds raised in the future is expected to be for investments in portfolio companies, repayment of indebtedness, cash distributions to our stockholders, and for other general corporate purposes.

As of June 30, 2014 and December 31, 2013, the Company had $27,327 and $42,010, respectively, in cash. The facilities of the Company and the Borrower Sub consisted of the following as of June 30, 2014 and December 31, 2013:

	June 30, 2014
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Revolving Credit Facility	$400,000	$59,740	$340,260	$24,379
Facility	150,000	94,000	56,000	36,677

Total	$550,000	$153,740	$396,260	$61,056

	December 31, 2013
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Revolving Credit Facility	$500,000	$66,822	$433,178	$18,616

Total	$500,000	$66,822	$433,178	$18,616

(1)	The unused portion upon which commitment fees are based.
(2)	Available for borrowing based on the computation of collateral to support the borrowings.

Equity Activity

There were $40,125 and $231,754 of investor equity capital commitments made to the Company during the three month and six month periods ended June 30, 2014, respectively. There were $250,115 of commitments made to the Company during the three month and six month periods ended June 30, 2013. Total investor equity capital commitments to the Company were $1,109,162 and $877,408 as of June 30, 2014 and December 31, 2013, respectively.

As of June 30, 2014 and December 31, 2013, $855,687 and $689,405, respectively, of total investor equity capital commitments were unfunded. As of June 30, 2014 and December 31, 2013, $42,967 of total investor equity capital commitments were made by the Investment Adviser, members of senior management, and certain employees, partners, and affiliates of the Investment Adviser. As of June 30, 2014 and December 31, 2013, certain directors had committed $1,750 in capital commitments to the Company.

Shares issued as of June 30, 2014 and December 31, 2013 were 12,891,569 and 9,575,990, respectively.

The following table summarizes activity in the number of shares of our common stock outstanding during the six month periods ended June 30, 2014 and June 30, 2013:

	For the six month period ended June 30, 2014	For the six month period ended June 30, 2013
Shares outstanding, beginning of period	9,575,990	100
Common stock issued	3,315,431	2,027,270
Reinvestment of dividends	148	—

Shares outstanding, end of period	12,891,569	2,027,370

Contractual Obligations

A summary of significant contractual payment obligations was as follows as of June 30, 2014 and December 31, 2013:

June 30, 2014	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Secured Borrowings	$153,740	—	—	$94,000	$59,740

December 31, 2013	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Secured Borrowings	$66,822	—	—	—	$66,822

For more information on the Revolving Credit Facility and Facility, see Note 6 to the consolidated financial statements in Part I, Item 1 of this Form 10-Q.

During the six month period ended June 30, 2014, there were net repayments of $7,082 under the Revolving Credit Facility and secured borrowings of $94,000 under the Facility. For the six month period ended June 30, 2013, there were no borrowings. As of June 30, 2014 and December 31, 2013, $153,740 and $66,822, respectively, of secured borrowings were outstanding. For the three month and six month periods ended June 30, 2014, we incurred $634 and $983 of interest expense, respectively, and $372 and $658 of unused commitment fees, respectively. For the three month and six month periods ended June 30, 2013, we incurred no interest expense and $62 of unused commitment fees.

OFF BALANCE SHEET ARRANGEMENTS

In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnifications or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in these consolidated financial statements as of June 30, 2014 and December 31, 2013 included in Part I, Item 1 of this Form 10-Q for any such exposure.

We may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments.

As of June 30, 2014, there was a $100,000 pledge of unfunded investor equity capital commitments to the lenders of the Facility, which shall be released once $100,000 of incremental capital has been called and received by the Company subsequent to the March 21, 2014 closing date of the Facility. Such capital call commitment has not been satisfied as of June 30, 2014.

The Company had the following commitments to fund delayed draw senior secured loans, none of which were funded:

	Par Value as of
	June 30, 2014	December 31, 2013
Total unfunded delayed draw commitments	$1,780	$3,000

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

On June 26, 2014 and March 13, 2014, the Company declared dividends of $0.27 and $0.19 per share, respectively, for the quarter ended June 30, 2014 and March 31, 2014, respectively, which were paid on July 14, 2014 and April 14, 2014, respectively, to holders of record of common stock at the close of business on June 30, 2014 and March 31, 2014, respectively. As of December 31, 2013, no dividends or distributions had been declared or paid by the Company.

CRITICAL ACCOUNTING POLICIES

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies, including those relating to the valuation of our investment portfolio, are described below. The critical accounting policies should be read in connection with our consolidated financial statements in Part I, Item 1 of this Form 10-Q and in Part II, Item 8 of the Company’s annual report on Form 10-K for the year ended December 31, 2013.

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

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different than the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of June 30, 2014.

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

Use of Estimates

The preparation of consolidated financial statements, included in Part I, Item 1 of this Form 10-Q, in conformity with US GAAP requires management to make assumptions and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the statements and the reported amounts of revenues and expenses during the reporting period. Management’s estimates are based on historical experiences and other factors, including expectations of future events that management believes to be reasonable under the circumstances. It also requires management to exercise judgment in the process of applying the Company’s accounting policies. Assumptions and estimates regarding the valuation of investments and their resulting impact on base management and incentive fees involve a higher degree of judgment and complexity and these assumptions and estimates may be significant to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q. Actual results could differ from these estimates and such differences could be material.

Investments

Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment without regard to unrealized appreciation or depreciation previously recognized, and includes investments charged off during the period, net of recoveries. Net change in unrealized appreciation or depreciation on investments as presented in the Consolidated Statements of Operations included in Part I, Item 1 of this Form 10-Q reflects the net change in the fair value of investments, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

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

Interest income from investments in the “equity” class of collateralized loan obligation (“CLO”) funds, which we refer to as “structured finance obligations”, is recorded based upon an estimation of the expected cash inflows from our CLO equity investments, including the expected residual payments. In estimating these cash flows, there are a number of assumptions that are subject to uncertainties, including the amount and timing of principal payments which are impacted by prepayments, repurchases, defaults, delinquencies and liquidations of or within the CLO funds. These uncertainties are difficult to predict and are subject to future events that may impact our estimates and interest income. As a result, actual results may differ significantly from these estimates. Interest income from investments in the notes of CLO funds, which are also refered to as “structured finance obligations”, is recorded based upon the stated interest rate.

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

Capital Calls and Dividends and Distributions to Common Stockholders

The Company records the shares issued in connection with capital calls as of the effective date, or due date, of the capital call, which is the date shares are issued. To the extent that the Company has taxable income available, the Company intends to make quarterly distributions to its common stockholders. Dividends and distributions to common stockholders are recorded on the record date. The amount to be distributed is determined by the Board of Directors each quarter and is generally based upon the taxable earnings estimated by management and available cash. Net realized capital gains, if any, is generally distributed at least annually, although the Company may decide to retain such capital gains for investment.

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

Interest Rate Risk

During the three month and six month periods ended June 30, 2014, substantially all of the debt investments held in the Company’s portfolio had floating interest rates. Interest rates on the investments held within the Company’s portfolio of investments are typically based on floating LIBOR, with many of these investments also having a LIBOR floor. Additionally, the Company’s credit facilities are also subject to floating interest rates and are currently paid based on floating LIBOR rates.

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our income in the future.

The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. Interest income is calculated as revenue from interest generated from the Company’s settled portfolio of investments held as of June 30, 2014, excluding structured finance obligations. These hypothetical calculations are based on a model of the settled investments in our portfolio, excluding structured finance obligations, held as of June 30, 2014, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. Interest expense is calculated based on outstanding secured borrowings as of June 30, 2014 and based on the respective terms of each of the Company’s credit facilities. Interest expense on the Company’s credit facilities is calculated using the interest rate as of June 30, 2014, adjusted for the hypothetical changes in rates, as shown below. We intend to continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may impact significantly our net interest income.

The Company regularly measures exposure to interest rate risk. The Company assesses interest rate risk and manages interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

Based on our Consolidated Statement of Assets and Liabilities as of June 30, 2014, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled investments (considering interest rate floors for variable rate instruments), excluding structured finance obligations, and outstanding secured borrowings assuming no changes in our investment and borrowing structure:

Basis Point Change	Interest Income	Interest Expense	Net Interest
Up 300 basis points	$6,870	$(4,612)	$2,258
Up 200 basis points	$3,776	$(3,075)	$701
Up 100 basis points	$692	$(1,537)	$(845)
Down 100 basis points	$(125)	$284	$159
Down 200 basis points	$(250)	$284	$34
Down 300 basis points	$(375)	$284	$(91)

Item 4. Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President (Principal Executive Officer) and our Chief Financial Officer and Treasurer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our President and our Chief Financial Officer and Treasurer have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.

There have been no changes in our internal control over financial reporting periods during the three month period ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Except as previously reported by the Company on Form 8-K, we did not sell any equity securities during the period covered in this report that were not registered under the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

10.1	First Amendment, dated as of June 30, 2014, to the Loan and Servicing Agreement, dated as of May 24, 2013.*

31.1	Certification of President (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of President (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARLYLE GMS FINANCE, INC.

Dated: August 13, 2014	By	/s/ Karen Vejseli
Karen Vejseli Chief Financial Officer