Form 10-Q
period 2014-09-30
Carlyle GMS Finance, Inc.
filed 2014-11-05
CIK 1544206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2014
Common stock, $0.01 par value	15,679,494

CARLYLE GMS FINANCE, INC.

INDEX

Part I.	Financial Information

Item 1.	Financial Statements

	Consolidated Statements of Assets and Liabilities as of September 30, 2014 (unaudited) and December 31, 2013	3

	Consolidated Statements of Operations for the three month and nine month periods ended September 30, 2014 (unaudited) and September 30, 2013 (unaudited)	4

	Consolidated Statements of Changes in Net Assets for the nine month periods ended September 30, 2014 (unaudited) and September 30, 2013 (unaudited)	5

	Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2014 (unaudited) and September 30, 2013 (unaudited)	6

	Consolidated Schedules of Investments as of September 30, 2014 (unaudited) and December 31, 2013	7

	Notes to Consolidated Financial Statements (unaudited)	16

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	39

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	53

Item 4.	Controls and Procedures	55

Part II.	Other Information

Item 1.	Legal Proceedings	56

Item 1A.	Risk Factors	56

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	56

Item 3.	Defaults Upon Senior Securities	56

Item 4.	Mine Safety Disclosures	56

Item 5.	Other Information	56

Item 6.	Exhibits	57

	Signatures	58

CARLYLE GMS FINANCE, INC.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(dollar amounts in thousands, except per share data)

	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Investments—non-controlled/non-affiliated, at fair value (amortized cost of $508,001 and $213,128, respectively)	$503,798	$212,807
Cash	10,091	42,010
Deferred financing costs	4,804	4,426
Interest receivable	3,794	1,684
Prepaid expenses and other assets	88	40

Total assets	$522,575	$260,967

LIABILITIES
Payable for investments purchased	$16,145	$6,153
Secured borrowings (Note 5)	232,283	66,822
Due to Investment Adviser (Note 4)	3	16
Interest and credit facility fees payable (Note 5)	920	549
Base management and incentive fees payable (Note 4)	4,508	625
Dividend payable (Note 7)	5,956	—
Administrative service fees payable (Note 4)	75	131
Other accrued expenses and liabilities	747	669

Total liabilities	260,637	74,965

Commitments and contingencies (Notes 6 and 10)
NET ASSETS
Common stock, $0.01 par value; 200,000,000 shares authorized; 13,535,215 shares and 9,575,990 shares, respectively, issued and outstanding	135	96
Paid-in capital in excess of par value	265,203	186,965
Offering costs	(74)	(74)
Accumulated net investment income (loss), net of cumulative dividends of $11,886 and $0, respectively	731	(664)
Net accumulated realized gain (loss) on investments	146	—
Net unrealized appreciation (depreciation) on investments	(4,203)	(321)

Total net assets	$261,938	$186,002

NET ASSETS PER SHARE	$19.35	$19.42

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollar amounts in thousands, except per share data)

(unaudited)

	For the three month periods ended		For the nine month periods ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Investment income:
Interest income from non-controlled/non-affiliated investments	$10,522	$1,145	$27,099	$1,165

Total investment income	10,522	1,145	27,099	1,165

Expenses:
Base management fees (Note 4)	1,782	2,251	4,228	266
Incentive fees (Note 4)	1,232	(13)	3,321	—
Organization expenses	—	—	—	1,426
Professional fees	354	732	1,547	1,272
Administrative service fees (Note 4)	84	301	559	490
Interest expense (Note 5)	1,135	81	2,118	81
Credit facility fees (Note 5)	510	488	2,566	652
Directors’ fees and expenses	105	115	290	223
Transfer agency fees	31	26	91	83
Other general and administrative	177	54	507	142

Total expenses	5,410	2,035	15,227	4,635
Waiver of base management fees (Note 4)	594	84	1,409	89

Net expenses	4,816	1,951	13,818	4,546

Net investment income (loss)	5,706	(806)	13,281	(3,381)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments:
Net realized gain (loss) on investments—non-controlled/non-affiliated	(45)	1	146	1
Net change in unrealized appreciation (depreciation) on investments—non-controlled/non-affiliated	(4,724)	(366)	(3,882)	(302)

Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	(4,769)	(365)	(3,736)	(301)

Net increase (decrease) in net assets resulting from operations	$937	$(1,171)	$9,545	$(3,682)

Basic and diluted earnings per common share (Note 7)	$0.07	$(0.29)	$0.78	$(2.54)

Weighted-average shares of common stock outstanding—Basic and Diluted (Note 7)	12,989,929	3,992,795	12,213,875	1,451,299

Dividends declared per common share	$0.44	$—	$0.90	$—

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(dollar amounts in thousands)

(unaudited)

	For the nine month periods ended
	September 30, 2014	September 30, 2013
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$13,281	$(3,381)
Net realized gain (loss) on investments—non-controlled/non-affiliated	146	1
Net change in unrealized appreciation (depreciation) on investments—non-controlled/non-affiliated	(3,882)	(302)

Net increase (decrease) in net assets resulting from operations	9,545	(3,682)

Capital transactions:
Common stock issued	78,262	127,545
Reinvestment of dividends	15	—
Dividends declared	(11,886)	—
Less: offering costs	—	(74)

Total capital share transactions	66,391	127,471

Net increase in net assets	75,936	123,789

Net assets at beginning of period	186,002	2

Net assets at end of period	$261,938	$123,791

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollar amounts in thousands)

(unaudited)

	For the nine month periods ended
	September 30, 2014	September 30, 2013
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$9,545	$(3,682)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	1,581	300
Net accretion of discount on securities	(885)	(16)
Net realized (gain) loss on investments—non-controlled/non-affiliated	(146)	(1)
Net change in unrealized (appreciation) depreciation on investments—non- controlled/non-affiliated	3,882	302
Cost of investments purchased and change in payable for investments purchased	(373,365)	(93,539)
Proceeds from sales and repayments of investments	89,515	142
Changes in operating assets:
Interest receivable	(2,110)	(466)
Prepaid expenses and other assets	(48)	(242)
Changes in operating liabilities:
Due to Investment Adviser	(13)	3
Interest and credit facility fees payable	371	433
Base management and incentive fees payable	3,883	177
Administrative service fees payable	(56)	120
Other accrued expenses and liabilities	78	656

Net cash provided by (used in) operating activities	(267,768)	(95,813)

Cash flows from financing activities:
Proceeds from issuance of common stock	78,262	127,545
Borrowings on Revolving Credit Facility and Facility	277,926	35,947
Repayments on Revolving Credit Facility and Facility	(112,465)	—
Debt issuance costs	(1,959)	(4,842)
Dividends paid in cash	(5,915)	—
Offering costs from issuance of common stock	—	(74)

Net cash provided by (used in) financing activities	235,849	158,576

Net increase (decrease) in cash	(31,919)	62,763
Cash, beginning of period	42,010	2

Cash, end of period	$10,091	$62,765

Supplemental disclosures:
Interest paid during the period	$1,643	$—
Dividends declared during the period	$11,886	$—
Reinvestment of dividends	$15	$—

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of September 30, 2014

(dollar amounts in thousands)

(unaudited)

Portfolio Company (1)	Industry	Interest Rate	Maturity Date	Acquisition Date	Par Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
Investments—non-controlled/non-affiliated
First Lien Debt (66.02%)
Accuvant Finance, LLC (2) (3) (5)	High Tech Industries	5.75%	10/22/2020	4/22/2014	$9,010	$8,937	$8,949	3.42%
ACP Tower Merger Sub, Inc. (Telular Corporation) (2) (3) (4)	Telecommunications	5.50	6/24/2019	6/24/2013	5,859	5,841	5,779	2.21
Alpha Packaging Holdings, Inc. (2) (3) (4)	Containers, Packaging & Glass	5.25	5/12/2020	5/12/2014	11,596	11,583	11,457	4.37
American Tire Distributors, Inc. (2) (3) (5)	Automotive	5.75	6/1/2018	6/12/2014	3,200	3,201	3,147	1.20
Anaren, Inc. (2) (3) (4)	Telecommunications	5.50	2/18/2021	2/18/2014	11,526	11,421	11,401	4.35
Blue Bird Body Company (2) (3) (4)	Transportation: Consumer	6.50	6/27/2020	7/22/2014	11,250	10,699	11,051	4.22
Brooks Equipment Company, LLC (2) (3) (4)	Construction & Building	6.75	8/29/2020	8/29/2014	8,000	7,933	7,947	3.03
Consolidated Aerospace Manufacturing, LLC (2) (3) (4)	Aerospace & Defense	5.00	3/27/2020	2/28/2014	6,764	6,741	6,702	2.56
CRCI Holdings Inc. (CLEAResult Consulting, Inc.) (2) (3) (4)	Utilities: Electric	5.25	7/10/2019	7/29/2014	6,000	5,976	5,894	2.25
EP Minerals, LLC (2) (3) (4)	Metals & Mining	5.50	8/20/2020	8/20/2014	10,500	10,451	10,380	3.96
FCX Holdings Corp. (2) (3) (4)	Capital Equipment	5.50	8/4/2020	8/4/2014	10,175	10,166	9,995	3.82
Genex Holdings, Inc. (2) (3) (4)	Banking, Finance, Insurance & Real Estate	5.25	5/30/2020	5/22/2014	4,297	4,278	4,247	1.62
Indra Holdings Corp. (Totes Isotoner) (2) (3) (5)	Non-durable Consumer Goods	5.25	5/1/2021	4/29/2014	14,963	14,822	14,888	5.68
Landslide Holdings, Inc. (LANDesk Software) (2) (3) (4)	Software	5.00	2/25/2020	2/25/2014	9,900	9,903	9,863	3.77
Meritas Schools Holdings, LLC (2) (3) (4)	Consumer Services	7.00	6/25/2019	6/21/2013	7,098	7,041	7,169	2.74
Miller Heiman, Inc. (2) (3) (9)	Business Services	6.75	9/30/2019	10/1/2013	19,766	19,515	19,272	7.36
MRI Software LLC (2) (3) (5)	Software	5.25	2/4/2021	1/31/2014	14,925	14,858	14,628	5.58
MSX International, Inc. (2) (3) (4)	Automotive	6.00	8/21/2020	8/18/2014	12,300	12,181	12,291	4.69
Nellson Nutraceutical, LLC (2) (3) (4)	Beverage, Food & Tobacco	5.75	8/26/2018	8/26/2013	5,955	5,928	5,893	2.25
NES Global Talent Finance US LLC (United Kingdom) (2) (3) (4) (8)	Energy: Oil & Gas	6.50	10/3/2019	10/2/2013	12,266	12,057	12,388	4.73
Pelican Products, Inc. (2) (3) (4)	Containers, Packaging & Glass	5.25	4/11/2020	4/8/2014	7,917	7,936	7,880	3.01
Prowler Acquisition Corp. (Pipeline Supply and Service, LLC) (2) (3) (4)	Wholesale	5.50	1/28/2020	1/24/2014	11,052	10,957	10,990	4.20
QoL Meds, LLC (2) (3) (4)	Retail	5.50	7/15/2020	7/14/2014	9,100	9,059	9,103	3.48
RCHP, Inc. (Regionalcare) (2) (3) (5)	Healthcare & Pharmaceuticals	6.00	4/23/2019	4/21/2014	13,092	12,970	13,059	4.99
Stafford Logistics, Inc. (Custom Ecology, Inc.) (2) (3) (4)	Environmental Industries	6.75	6/26/2019	7/1/2013	9,875	9,795	9,626	3.67
Sterling Infosystems, Inc (2) (3) (4)	Business Services	5.50	5/13/2021	5/12/2014	8,978	8,937	8,997	3.43
Synarc-Biocore Holdings, LLC (2) (3) (4)	Healthcare & Pharmaceuticals	5.50	3/10/2021	3/6/2014	13,433	13,309	13,302	5.08
Systems Maintenance Services Holding, Inc. (2) (3) (4)	High Tech Industries	5.00	10/18/2019	10/18/2013	2,221	2,213	2,187	0.83
The SI Organization, Inc. (2) (3) (4) (10)	Aerospace & Defense	5.75	11/23/2019	5/16/2014	8,810	8,716	8,867	3.39
The Topps Company, Inc. (2) (3) (4)	Non-durable Consumer Goods	7.25	10/2/2018	10/1/2013	11,541	11,446	11,365	4.34
TruckPro, LLC (2) (3) (4)	Automotive	5.75	8/6/2018	8/6/2013	9,600	9,553	9,549	3.65

CARLYLE GMS FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of September 30, 2014

(dollar amounts in thousands)

(unaudited)

Portfolio Company (1)	Industry	Interest Rate	Maturity Date	Acquisition Date	Par Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
First Lien Debt (66.02%) (continued)
Violin Finco S.A.R.L. (Alexander Mann Solutions)
(United Kingdom) (2) (3) (4) (8)	Business Services	5.75%	12/20/2019	12/18/2013	$12,406	$12,301	$12,530	4.78%
Vitera Healthcare Solutions, LLC (2) (3) (4)	Healthcare & Pharmaceuticals	6.00	11/4/2020	11/1/2013	9,557	9,474	9,585	3.66
Zest Holdings, LLC (2) (3) (4)	Durable Consumer Goods	5.25	8/16/2020	8/18/2014	12,375	12,375	12,216	4.66

First Lien Debt Total						332,573	332,597	126.98

Second Lien Debt (16.70%)
Allied Security Holdings LLC (2) (3) (5)	Business Services	8.00	8/14/2021	9/25/2014	4,105	4,085	4,079	1.56
Ascensus Inc. (2) (3) (4)	Banking, Finance, Insurance & Real Estate	9.00	12/2/2020	12/2/2013	8,000	7,892	8,240	3.15
Berlin Packaging L.L.C. (2) (3) (5)	Containers, Packaging & Glass	7.75	10/1/2022	9/24/2014	9,200	9,131	9,075	3.46
Drew Marine Group Inc. (2) (3) (5)	Chemicals, Plastics & Rubber	8.00	5/19/2021	11/19/2013	12,500	12,474	12,343	4.71
Genex Services, Inc. (2) (3) (5)	Banking, Finance, Insurance & Real Estate	8.75	5/30/2022	5/22/2014	3,000	2,972	2,971	1.13
Institutional Shareholder Services Inc. (2) (3) (5)	Banking, Finance, Insurance & Real Estate	8.50	4/30/2022	4/30/2014	12,500	12,383	12,219	4.66
Jazz Acquisition, Inc. (Wencor) (2) (3) (5)	Aerospace & Defense	7.75	6/19/2022	6/25/2014	6,700	6,670	6,659	2.54
Landslide Holdings, Inc. (LANDesk Software) (2) (3) (5)	Software	8.25	2/25/2021	2/25/2014	3,500	3,476	3,542	1.35
Nellson Nutraceutical, LLC (2) (3) (4)	Beverage, Food & Tobacco	10.50	2/26/2019	8/26/2013	2,000	1,986	2,036	0.78
Phillips-Medisize Corporation (2) (3) (5)	Chemicals, Plastics & Rubber	8.25	6/16/2022	6/13/2014	5,000	4,953	5,043	1.93
Prowler Acquisition Corp. (Pipeline Supply and Service, LLC) (2) (3) (5)	Wholesale	9.50	7/28/2020	1/24/2014	3,000	2,945	3,002	1.15
Systems Maintenance Services Holding, Inc. (2) (3) (4)	High Tech Industries	9.25	10/18/2020	10/18/2013	6,000	5,952	6,029	2.30
Vitera Healthcare Solutions, LLC (2) (3) (5)	Healthcare & Pharmaceuticals	9.25	11/4/2021	11/1/2013	2,000	1,973	2,018	0.77
Watchfire Enterprises, Inc. (2) (3) (5)	Media: Advertising, Printing & Publishing	9.00	10/2/2021	10/2/2013	7,000	6,912	6,902	2.64

Second Lien Debt Total						83,804	84,158	32.13

CARLYLE GMS FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of September 30, 2014

(dollar amounts in thousands)

(unaudited)

Portfolio Company (1)	Industry	Maturity Date	Acquisition Date	Par Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
Structured Finance Obligations (17.28%) (5) (8)
1776 CLO I, Ltd., Subordinated Notes	Structured Finance	5/8/2020	2/27/2014	$6,750	$6,581	$6,210	2.37%
AIMCO CLO, Series 2014-A, Class F, 5.47% (2)	Structured Finance	7/20/2026	5/12/2014	2,700	2,344	2,221	0.85
AIMCO CLO, Series 2014-A, Subordinated Notes	Structured Finance	7/20/2026	5/12/2014	11,500	9,732	9,631	3.68
Ares XXVIII CLO Ltd., Subordinated Notes	Structured Finance	10/17/2024	10/10/2013	7,000	6,107	5,418	2.07
Babson CLO Ltd. 2005-I, Subordinated Notes	Structured Finance	4/15/2019	7/16/2013	7,632	4,364	4,064	1.55
Babson CLO Ltd. 2005-I, Class B-2, 5.51%	Structured Finance	4/15/2019	9/16/2014	2,900	2,900	3,044	1.16
Blackrock Senior Income Series V, Limited, Subordinated Notes (Ireland)	Structured Finance	8/13/2019	3/11/2014	4,600	3,197	2,731	1.04
CIFC Funding 2006-II, Ltd., Preferred Shares	Structured Finance	3/1/2021	2/3/2014	14,693	6,850	6,612	2.52
CIFC Funding 2007-III, Ltd., Income Notes	Structured Finance	7/26/2021	5/20/2014	6,500	4,124	3,803	1.45
Clydesdale CLO 2005, Ltd., Subordinated Notes	Structured Finance	12/6/2017	7/15/2013	5,750	—	10	0.00
Flagship VII Limited, Subordinated Notes	Structured Finance	1/20/2026	12/18/2013	7,000	6,160	6,020	2.30
GoldenTree Loan Opportunities V, Limited, Subordinated Notes	Structured Finance	10/18/2021	10/11/2013	5,000	3,431	3,150	1.20
ING Investment Management CLO IV, Ltd., Preferred Shares	Structured Finance	6/14/2022	5/7/2014	8,800	6,083	5,852	2.23
Landmark VIII, CLO Ltd., Income Notes	Structured Finance	10/19/2020	10/22/2013	8,600	4,097	4,042	1.54
MSIM Peconic Bay, Ltd., Subordinated Notes	Structured Finance	7/20/2019	10/22/2013	4,500	1,454	1,193	0.46
Nautique Funding Ltd., Income Notes	Structured Finance	4/15/2020	2/24/2014	5,000	3,475	3,081	1.18
Pacifica CDO V, Ltd., Subordinated Notes	Structured Finance	1/26/2020	3/28/2014	4,700	1,057	1,081	0.41
Steele Creek CLO 2014-I, LLC, Subordinated Notes	Structured Finance	8/21/2026	7/18/2014	18,000	15,030	15,030	5.74
Venture VI CDO Limited, Preference Shares	Structured Finance	8/3/2020	4/17/2014	7,000	4,638	3,850	1.47

Structured Finance Obligations Total					91,624	87,043	33.22

Total Investments—non-controlled/non-affiliated					$508,001	$503,798	192.33%

(1)	Unless otherwise indicated, issuers of debt investments of Carlyle GMS Finance, Inc. (“GMS Finance” or the “Company”) are domiciled in the United States and issuers of structured finance obligations are domiciled in the Cayman Islands. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of September 30, 2014, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of September 30, 2014, the Company is not an “affiliated person” of any portfolio company.
(2)	Variable rate loans to the portfolio companies and variable rate notes of structured finance obligations bear interest at a rate that may be determined by reference to either LIBOR or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), which generally reset quarterly. For each such loan and note, the Company has provided the interest rate in effect as of September 30, 2014.
(3)	Loan includes interest rate floor feature.
(4)	These assets are owned by the Company’s wholly owned subsidiary, Carlyle GMS Finance SPV LLC (the “Borrower Sub”). The Borrower Sub has a senior secured revolving credit facility (the “Revolving Credit Facility”). The lenders of the Revolving Credit Facility have a first lien security interest in all of the assets of the Borrower Sub (see Note 5, Borrowings) and such assets are not generally available to creditors of GMS Finance other than to satisfy obligations of the Borrower Sub under the Revolving Credit Facility.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of September 30, 2014

(dollar amounts in thousands)

(unaudited)

(5)	These assets are owned by the Company. The Company has a senior secured revolving credit facility (the “Facility”). The lenders of the Facility have a perfected first-priority security interest in substantially all of the portfolio investments held by the Company and certain future domestic subsidiaries of the Company. The lenders of the Facility also have a perfected first-priority security interest in the unfunded investor equity capital commitments (provided that the amount of unfunded capital commitments ultimately available to the lenders is limited to $100,000) and such security interest will be removed once the Company receives equity capital contributions in an amount equal to $100,000 since the closing date of the Facility (see Note 5, Borrowings).
(6)	Amortized cost represents original cost, including origination fees, adjusted for the accretion/amortization of discounts/premiums, as applicable, on debt investments using the effective interest method. The cost of equities, including the “equity” class of collateralized loan obligation (“CLO”) funds, which are referred to as “structured finance obligations”, is not amortized.
(7)	Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (Notes 2 and 3), pursuant to the Company’s valuation policies.
(8)	The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(9)	Miller Heiman, Inc. is partially owned by the Company ($7,500 par value) as indicated in Note 5 above with the remaining $12,266 par value owned by the Borrower Sub as indicated in Note 4 above.
(10)	The SI Organization, Inc. has an undrawn delayed draw term loan of $1,168 par value at LIBOR + 4.75%, 1.00% floor. An unused rate of 4.75% is charged on the principal while undrawn through November 19, 2014, thereafter, the delayed draw term loan will fund with a rate of LIBOR + 4.75%, 1.00% floor, charged.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of September 30, 2014

(dollar amounts in thousands)

(unaudited)

As of September 30, 2014, investments—non-controlled/non-affiliated at fair value consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$332,573	$332,597	66.02%
Second Lien Debt	83,804	84,158	16.70
Structured Finance Obligations	91,624	87,043	17.28

Total	$508,001	$503,798	100.00%

The industrial composition of investments—non-controlled/non-affiliated at fair value as of September 30, 2014 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace and Defense	$22,127	$22,228	4.41%
Automotive	24,935	24,987	4.96
Banking, Finance, Insurance & Real Estate	27,525	27,677	5.49
Beverage, Food & Tobacco	7,914	7,929	1.57
Business Services	44,838	44,878	8.92
Capital Equipment	10,166	9,995	1.98
Chemicals, Plastics & Rubber	17,427	17,386	3.45
Consumer Services	7,041	7,169	1.42
Construction & Building	7,933	7,947	1.58
Containers, Packaging & Glass	28,650	28,412	5.64
Durable Consumer Goods	12,375	12,216	2.42
Energy: Oil & Gas	12,057	12,388	2.46
Environmental Industries	9,795	9,626	1.91
Healthcare & Pharmaceuticals	37,726	37,964	7.54
High Tech Industries	17,102	17,165	3.41
Media: Advertising, Printing & Publishing	6,912	6,902	1.37
Metals & Mining	10,451	10,380	2.06
Non-durable Consumer Goods	26,268	26,253	5.21
Retail	9,059	9,103	1.81
Software	28,237	28,033	5.56
Structured Finance	91,624	87,043	17.28
Telecommunications	17,262	17,180	3.41
Transportation: Consumer	10,699	11,051	2.19
Utilities: Electric	5,976	5,894	1.17
Wholesale	13,902	13,992	2.78

Total	$508,001	$503,798	100.00%

CARLYLE GMS FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of September 30, 2014

(dollar amounts in thousands)

(unaudited)

The geographical composition of investments—non-controlled/non-affiliated at fair value as of September 30, 2014 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Cayman Islands	$88,427	$84,312	16.74%
Ireland	3,197	2,731	0.54
United Kingdom	24,358	24,918	4.95
United States	392,019	391,837	77.77

Total	$508,001	$503,798	100.00%

The accompanying notes are an integral part of these consolidated financial statements

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

CARLYLE GMS FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of December 31, 2013

(dollar amounts in thousands)

Portfolio Company (1)	Industry	Maturity Date	Acquisition Date	Par Amount	Amortized Cost (5)	Fair Value (6)	Percentage of Net Assets
Structured Finance Obligations (14.74%) (7)
Ares XXVIII CLO Ltd., Subordinated Notes	Structured Finance	10/17/2024	10/10/2013	$7,000	$6,107	$6,125	3.29%
Babson CLO Ltd. 2005-I, Subordinated Notes	Structured Finance	4/15/2019	7/16/2013	7,632	4,364	4,426	2.38
Clydesdale CLO 2005, Ltd., Subordinated Notes	Structured Finance	12/6/2017	7/15/2013	5,750	3,019	3,048	1.64
Flagship VII Limited, Subordinated Notes	Structured Finance	1/20/2026	12/18/2013	7,000	6,160	6,160	3.31
GoldenTree Loan Opportunities V, Limited, Subordinated Notes	Structured Finance	10/18/2021	10/11/2013	5,000	3,430	3,485	1.87
Kingsland III, Ltd., Subordinated Notes	Structured Finance	8/24/2021	11/22/2013	4,000	3,176	3,180	1.71
Landmark VIII CLO Ltd., Income Notes	Structured Finance	10/19/2020	10/22/2013	7,000	3,272	3,486	1.88
MSIM Peconic Bay, Ltd., Subordinated Notes	Structured Finance	7/20/2019	10/22/2013	4,500	1,454	1,454	0.78

Structured Finance Obligations Total					30,982	31,364	16.86

Total Investments—non-controlled/non-affiliated					$213,128	$212,807	114.41%

(1)	Unless otherwise indicated, issuers of debt investments of GMS Finance are domiciled in the United States and issuers of structured finance obligations are domiciled in the Cayman Islands. Under the Investment Company Act, the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of December 31, 2013, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2013, the Company is not an “affiliated person” of any portfolio company.
(2)	Variable rate loans to the portfolio companies bear interest at a rate that may be determined by reference to either LIBOR or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), which generally reset quarterly. For each such loan, the Company has provided the interest rate in effect as of December 31, 2013.
(3)	Loan includes interest rate floor feature.
(4)	These assets are owned by the Borrower Sub. The Borrower Sub has the Revolving Credit Facility. The lenders of the Revolving Credit Facility have a first lien security interest in all of the assets of the Borrower Sub (see Note 5, Borrowings) and such assets are not generally available to creditors of GMS Finance other than to satisfy obligations of the Borrower Sub under the Revolving Credit Facility.
(5)	Amortized cost represents original cost, including origination fees, adjusted for the accretion/amortization of discounts/premiums, as applicable, on debt investments using the effective interest method. The cost of equities, including the “equity” class of CLO funds, which are referred to as “structured finance obligations”, is not amortized.
(6)	Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (Notes 2 and 3), pursuant to the Company’s valuation policies.
(7)	The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(8)	Packaging Coordinators, Inc. has an undrawn delayed draw term loan of $3,000 par value at LIBOR + 4.25%, 1.25% floor. An unused rate of 2.13% is charged on the principal while undrawn.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of December 31, 2013

(dollar amounts in thousands)

As of December 31, 2013, investments—non-controlled/non-affiliated at fair value consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$141,510	$141,676	66.57%
Second Lien Debt	40,636	39,767	18.69
Structured Finance Obligations	30,982	31,364	14.74

Total	$213,128	$212,807	100.00%

The industrial composition of investments—non-controlled/non-affiliated at fair value as of December 31, 2013 was as follows:

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

The geographical composition of investments—non-controlled/non-affiliated at fair value as of December 31, 2013 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Cayman Islands	$30,982	$31,364	14.74%
United Kingdom	24,644	24,880	11.69
United States	157,502	156,563	73.57

Total	$213,128	$212,807	100.00%

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE GMS FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

September 30, 2014

(dollar amounts in thousands, except per share data)

1. ORGANIZATION

Carlyle GMS Finance, Inc. (“GMS Finance” or the “Company”) is a Maryland corporation formed on February 8, 2012, and structured as an externally managed, non-diversified closed-end investment company. On May 2, 2013, GMS Finance filed its election to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). GMS Finance has elected to be treated, and intends to comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2013.

GMS Finance’s investment objective is to generate current income and capital appreciation primarily through debt investments in U.S. middle market companies with approximately $10 million to $100 million of earnings before interest, taxes, depreciation and amortization (“EBITDA”). GMS Finance seeks to achieve its investment objective by investing primarily in first lien senior secured and unitranche loans to private U.S. middle market companies that are, in many cases, controlled by private equity investment firms (“Middle Market Senior Loans”). Depending on market conditions, GMS Finance expects that between 70% and 80% of the value of its assets will be invested in Middle Market Senior Loans, with the balance invested in higher-yielding investments, which may include middle market junior loans such as corporate mezzanine loans, equity co-investments, broadly syndicated first lien senior secured loans and second lien loans, high-yield bonds, structured finance obligations and/or other opportunistic investments. GMS Finance expects that the composition of its portfolio will change over time given Carlyle GMS Investment Management L.L.C.’s (the “Investment Adviser”) view on, among other things, the economic and credit environment (including with respect to interest rates) in which the Company is operating.

GMS Finance was initially funded on March 30, 2012, with the purchase of 100 shares at a net asset value (“NAV”) of $20.00 per share by the Investment Adviser. On May 2, 2013, GMS Finance completed its initial closing of capital commitments (the “Initial Closing”) and subsequently commenced substantial investment operations. Prior to May 2, 2013, GMS Finance had not commenced operations and was a development stage company as defined by Accounting Standards Codification (“ASC”) 915, Development Stage Entity. During this time, GMS Finance focused substantially all of its efforts on establishing its business. If GMS Finance has not consummated an initial public offering of its common stock that results in an unaffiliated public float of at least 15% of the aggregate capital commitments received prior to the date of such initial public offering (a “Qualified IPO”) by May 2, 2018, then GMS Finance (subject to any necessary stockholder approvals and applicable requirements of the Investment Company Act) will use its best efforts to wind down and/or liquidate and dissolve.

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

GMS Finance has elected to be treated, and intends to comply with the requirements to qualify annually, as a RIC under the Code, and operates in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, GMS Finance must, among other things, meet certain source-of-income and asset diversification requirements and timely distribute to its stockholders generally at least 90% of its investment company taxable income, as defined by the Code, for each year. Pursuant to this election, GMS Finance generally does not have to pay corporate level taxes on any income that it distributes to stockholders, provided that GMS Finance satisfies those requirements.

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

The interim financial statements have been prepared in accordance with US GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with US GAAP are omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of consolidated financial statements for the interim period presented have been included. These adjustments are of a normal, recurring nature. This Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2013. The results of operations for the three month and nine month periods ended September 30, 2014 are not necessarily indicative of the operating results to be expected for the full year.

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make assumptions and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management’s estimates are based on historical experiences and other factors, including expectations of future events that management believes to be reasonable under the circumstances. It also requires management to exercise judgment in the process of applying the Company’s accounting policies. Assumptions and estimates regarding the valuation of investments and their resulting impact on base management and incentive fees involve a higher degree of judgment and complexity and these assumptions and estimates may be significant to the consolidated financial statements. Actual results could differ from these estimates and such differences could be material.

Investments

Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment without regard to unrealized appreciation or depreciation previously recognized, and includes investments charged off during the period, net of recoveries. Net change in unrealized appreciation or depreciation on investments as presented in the accompanying Consolidated Statements of Operations reflects the net change in the fair value of investments, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized. See Note 3 for further information about fair value measurements.

Cash

Cash consists of demand deposits. The Company’s cash is held with two large financial institutions and cash held in such financial institutions may, at times, exceed the Federal Deposit Insurance Corporation insured limit.

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

The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. As of September 30, 2014 and December 31, 2013 and for the three month and nine month periods ended September 30, 2014, no loans in the portfolio contained PIK provisions.

Interest income from investments in the “equity” class of collateralized loan obligation (“CLO”) funds, which are referred to as “structured finance obligations”, is recorded based upon an estimation of the expected cash inflows from its CLO equity investments, including the expected residual payments. In estimating these cash flows, there are a number of assumptions that are subject to uncertainties, including the amount and timing of principal payments which are impacted by prepayments, repurchases, defaults, delinquencies and liquidations of or within the CLO funds. These uncertainties are difficult to predict and are subject to future events that may impact the Company’s estimates and interest income. As a result, actual results may differ significantly from these estimates. Interest income from investments in the notes of CLO funds, which are also referred to as “structured finance obligations”, is recorded based upon the stated interest rate.

Other Income

Other income may include income such as consent, waiver and amendment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive a fee for guaranteeing the outstanding debt of a portfolio company. Such fee will be amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in other assets in the accompanying Consolidated Statements of Assets and Liabilities. For the three month and nine month periods ended September 30, 2014 and September 30, 2013, there was no other income.

Non-Accrual Income

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid current and, in management’s judgment, are likely to remain current. Management may not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2014 and December 31, 2013, no loans in the portfolio were on non-accrual status.

Revolving Credit Facility and Facility Related Costs, Expenses and Deferred Financing Costs (See Note 5, Borrowings)

Interest expense and unused commitment fees on the Revolving Credit Facility and Facility are recorded on an accrual basis. Unused commitment fees are included in credit facility fees in the accompanying Consolidated Statements of Operations.

The Revolving Credit Facility and Facility are recorded at carrying value, which approximates fair value.

Deferred financing costs consist of capitalized expenses related to the origination of the Revolving Credit Facility and Facility. Amortization of deferred financing costs for each credit facility is computed on the straight-line basis over the respective term of each credit facility, except for a portion that was accelerated in connection with the amendment of the Revolving Credit Facility as described in Note 5. The amortization of such costs is included in credit facility fees in the accompanying Consolidated Statements of Operations.

Organization and Offering Costs

The Company agreed to reimburse the Investment Adviser for initial organization and offering costs incurred on behalf of GMS Finance up to $1,500. As of September 30, 2014 and December 31, 2013, $1,500 of organization and offering costs had been incurred by GMS Finance and $57 of excess organization and offering costs had been incurred by the Investment Adviser. The $1,500 of incurred organization and offering costs are allocated to all stockholders based on their respective capital commitment and are re-allocated amongst all stockholders at the time of each capital drawdown subsequent to the Initial Closing. The Company’s organization costs incurred are expensed and the offering costs are charged against equity when incurred.

Income Taxes

For federal income tax purposes, GMS Finance has elected to be treated as a RIC under the Code, and intends to make the required distributions to its stockholders as specified therein. In order to qualify as a RIC, GMS Finance must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then GMS Finance is generally required to pay income taxes only on the portion of its taxable income and gains it does not distribute.

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

The Borrower Sub is a disregarded entity for tax purposes and is consolidated with the tax return of GMS Finance.

Capital Calls and Dividends and Distributions to Common Stockholders

The Company records the shares issued in connection with capital calls as of the effective date, or due date, of the capital call, which is the date shares are issued. To the extent that the Company has taxable income available, the Company intends to make quarterly distributions to its common stockholders. Dividends and distributions to common stockholders are recorded on the record date. The amount to be distributed is determined by the Board of Directors each quarter and is generally based upon the taxable earnings estimated by management and available cash. Net realized capital gains, if any, are generally distributed at least annually, although the Company may decide to retain such capital gains for investment.

The Company has adopted a dividend reinvestment plan that provides for reinvestment of any distributions on behalf of its stockholders, for those who have elected to participate in the plan. As a result of adopting such a plan, if the Board of Directors authorizes, and GMS Finance declares, a cash dividend or distribution, the stockholders who have elected to participate in the dividend reinvestment plan would have their cash dividends or distributions automatically reinvested in additional shares of the Company’s common stock, rather than receiving cash. Prior to a Qualified IPO, the Company intends to use primarily newly issued shares of its common stock to implement the plan issued at the net asset value per share most recently determined by the Board of Directors. After a Qualified IPO, the Company intends to use primarily newly issued shares to implement the plan so long as the market value per share is equal to or greater than the net asset value per share as of the close of business on the relevant payment date for such dividend or distribution. If the market value per share is less than the net asset value per share as of the close of business on the relevant payment date, the plan administrator would purchase the common stock on behalf of participants in the open market, unless the Company instructs the plan administrator otherwise.

Functional Currency

The functional currency of the Company is the U.S. Dollar and all transactions were in U.S. Dollars.

3. FAIR VALUE MEASUREMENTS

The Company applies fair value accounting in accordance with the terms of Financial Accounting Standards Board ASC Topic 820, Fair Value Measurement (“ASC 820”). ASC 820 defines fair value as the amount that would be exchanged to sell an asset or transfer a liability in an orderly transfer between market participants at the measurement date. The Company values securities/instruments traded in active markets on the measurement date by multiplying the closing price of such traded securities/instruments by the quantity of shares or amount of the instrument held. The Company may also obtain quotes with respect to certain of its investments, such as its securities/instruments traded in active markets and its liquid securities/instruments that are not traded in active markets, from pricing services, brokers, or counterparties (i.e. “consensus pricing”). When doing so, the

Company determines whether the quote obtained is sufficient according to US GAAP to determine the fair value of the security. The Company may use the quote obtained or alternative pricing sources may be utilized including valuation techniques typically utilized for illiquid securities/instruments.

Securities/instruments that are illiquid or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of the Investment Adviser or GMS Finance’s Board of Directors, does not represent fair value shall each be valued as of the measurement date using all techniques appropriate under the circumstances and for which sufficient data is available. These valuation techniques may vary by investment and include comparable public market valuations, comparable precedent transaction valuations and/or discounted cash flow analyses. The process generally used to determine the applicable value is as follows: (i) the value of each portfolio company or investment is initially reviewed by the investment professionals responsible for such portfolio company or investment and, for non-traded investments, a standardized template designed to approximate fair market value based on observable market inputs, updated credit statistics and unobservable inputs is used to determine a preliminary value, which is also reviewed alongside consensus pricing, where available; (ii) preliminary valuation conclusions are documented and reviewed by a valuation committee comprised of members of senior management; (iii) the Board of Directors engages one or more third-party valuation firms to provide positive assurance on portions of the portfolio each quarter (such that each non-traded investment is reviewed by a third-party valuation firm at least once annually) including a review of management’s preliminary valuation and conclusion on fair value; (iv) the Audit Committee of the Board of Directors (the “Audit Committee”) reviews the assessments of the Investment Adviser and, where appropriate, the respective third-party valuation firms and provides the Board of Directors with any recommendations with respect to changes to the fair value of each investment in the portfolio; and (v) the Board of Directors discusses the valuation recommendations of the Audit Committee and determines the fair value of each investment in the portfolio in good faith based on the input of the Investment Adviser and, where applicable, the respective third-party valuation firms.

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

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of September 30, 2014.

US GAAP establishes a hierarchical disclosure framework which ranks the level of observability of market price inputs used in measuring investments at fair value. The observability of inputs is impacted by a number of factors, including the type of investment and the characteristics specific to the investment and state of the marketplace, including the existence and transparency of transactions between market participants. Investments with readily available quoted prices or for which fair value can be measured from quoted prices in active markets generally have a higher degree of market price observability and a lesser degree of judgment applied in determining fair value.

Investments measured and reported at fair value are classified and disclosed based on the observability of inputs used in determination of fair values, as follows:

•	Level I—inputs to the valuation methodology are quoted prices available in active markets for identical investments as of the reporting date. The types of financial instruments in Level I generally include unrestricted securities, including equities and derivatives, listed in active markets. The Company does not adjust the quoted price for these investments, even in situations where the Company holds a large position and a sale could reasonably impact the quoted price.

•	Level II—inputs to the valuation methodology are either directly or indirectly observable as of the reporting date and are those other than quoted prices in active markets. The type of financial instruments in this category generally includes less liquid and restricted securities listed in active markets, securities traded in other than active markets, government and agency securities, and certain over-the-counter derivatives where the fair value is based on observable inputs.

•	Level III—inputs to the valuation methodology are unobservable and significant to overall fair value measurement. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments that are in this category generally include investments in privately-held entities, collateralized loan obligations, and certain over-the-counter derivatives where the fair value is based on unobservable inputs.

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

Transfer between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the three month and nine month periods ended September 30, 2014 and September 30, 2013, there were no transfers between levels.

The following tables summarize the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of September 30, 2014 and December 31, 2013:

	September 30, 2014
	Level I	Level II	Level III	Total
Assets
First Lien Debt	—	—	$332,597	$332,597
Second Lien Debt	—	—	84,158	84,158
Structured Finance Obligations	—	—	87,043	87,043

Total	—	—	$503,798	$503,798

	December 31, 2013
	Level I	Level II	Level III	Total
Assets
First Lien Debt	—	—	$141,676	$141,676
Second Lien Debt	—	—	39,767	39,767
Structured Finance Obligations	—	—	31,364	31,364

Total	—	—	$212,807	$212,807

The changes in the Company’s investments at fair value for which the Company has used Level III inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level III investments still held are as follows:

	Financial Assets For the three month period ended September 30, 2014
	First Lien Debt	Second Lien Debt	Structured Finance Obligations	Total
Balance, beginning of period	$273,899	$71,138	$73,574	$418,611
Purchases	88,560	13,215	22,062	123,837
Sales	—	—	(4,133)	(4,133)
Paydowns	(28,750)	—	(1,365)	(30,115)
Accretion of discount	347	14	6	367
Realized gain (loss)	—	—	(45)	(45)
Net change in unrealized appreciation (depreciation)	(1,459)	(209)	(3,056)	(4,724)

Balance, end of period	$332,597	$84,158	$87,043	$503,798

Net change in unrealized appreciation (depreciation) included in earnings related to investments still held as of September 30, 2014 included in net change in unrealized appreciation (depreciation) on investments non-controlled/non-affiliated on the Consolidated Statements of Operations	$(1,103)	$(209)	$(3,138)	$(4,450)

	Financial Assets For the three month period ended September 30, 2013
	First Lien Debt	Second Lien Debt	Structured Finance Obligations	Total
Balance, beginning of period	$19,200	$—	$—	$19,200
Purchases	62,511	5,449	7,383	75,343
Paydowns	(142)	—	—	(142)
Accretion of discount	15	1	—	16
Realized gain (loss)	1	—	—	1
Net change in unrealized appreciation (depreciation)	(333)	(48)	15	(366)

Balance, end of period	$81,252	$5,402	$7,398	$94,052

Net change in unrealized appreciation (depreciation) included in earnings related to investments still held as of September 30, 2013 included in net change in unrealized appreciation (depreciation) on investments non-controlled/non-affiliated on the Consolidated Statements of Operations	$(333)	$(48)	$15	$(366)

	Financial Assets For the nine month period ended September 30, 2014
	First Lien Debt	Second Lien Debt	Structured Finance Obligations	Total
Balance, beginning of period	$141,676	$39,767	$31,364	$212,807
Purchases	258,776	50,568	74,013	383,357
Sales	—	(4,050)	(7,258)	(11,308)
Paydowns	(68,492)	(3,570)	(6,145)	(78,207)
Accretion of discount	779	100	6	885
Realized gain (loss)	—	120	26	146
Net change in unrealized appreciation (depreciation)	(142)	1,223	(4,963)	(3,882)

Balance, end of period	$332,597	$84,158	$87,043	$503,798

Net change in unrealized appreciation (depreciation) included in earnings related to investments still held as of September 30, 2014 included in net change in unrealized appreciation (depreciation) on investments non-controlled/non-affiliated on the Consolidated Statements of Operations	$24	$1,197	$(4,959)	$(3,738)

	Financial Assets For the nine month period ended September 30, 2013
	First Lien Debt	Second Lien Debt	Structured Finance Obligations	Total
Balance, beginning of period	$—	$—	$—	$—
Purchases	81,647	5,449	7,383	94,479
Paydowns	(142)	—	—	(142)
Accretion of discount	15	1	—	16
Realized gain (loss)	1	—	—	1
Net change in unrealized appreciation (depreciation)	(269)	(48)	15	(302)

Balance, end of period	$81,252	$5,402	$7,398	$94,052

Net change in unrealized appreciation (depreciation) included in earnings related to investments still held as of September 30, 2013 included in net change in unrealized appreciation (depreciation) on investments non-controlled/non-affiliated on the Consolidated Statements of Operations	$(269)	$(48)	$15	$(302)

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

Investments in debt securities with sufficient coverage through the enterprise value analysis are generally valued using a discounted cash flow analysis of the underlying security. Projected cash flows in the discounted cash flow typically represent the relevant security’s contractual interest, fees and principal payments plus the assumption of full principal recovery at the security’s expected maturity date. The discount rate to be used is determined using an average of two market-based methodologies.

Investments in structured finance obligations are generally valued using a discounted cash flow and/or consensus pricing.

The following tables summarize the quantitative information related to the significant unobservable inputs for Level III instruments which are carried at fair value as of September 30, 2014 and December 31, 2013:

	Fair Value as of September 30, 2014	Valuation Techniques	Significant Unobservable Inputs	Range		Weighted Average
				Low	High
Investments in First and Second Lien	$369,536	Discounted Cash Flow	Discount Rate	5.10%	9.53%	6.49%
Debt Securities
	47,219	Consensus Pricing	Indicative Quotes	97.50	99.75	98.75

Total Debt	416,755

Investments in Structured Finance	45,350	Discounted Cash Flow	Discount Rate	10.00%	12.00%	11.12%
Obligations			Default Rate	0.50	1.34	0.96
			Prepayment Rate	22.01	45.00	31.24
			Recovery Rate	66.93	75.00	73.39
	41,693	Consensus Pricing	Indicative Quotes	0.18	104.98	74.42

Total Structured Finance Obligations	87,043

Total Level III Investments	$503,798

	Fair Value as of December 31, 2013	Valuation Techniques	Significant Unobservable Inputs	Range		Weighted Average
				Low	High
Investments in First and Second Lien	$181,443	Discounted Cash Flow	Discount Rate	5.17%	10.14%	7.04%
Debt Securities

Total Debt	181,443

Investments in Structured Finance	16,031	Discounted Cash Flow	Discount Rate	12.00%	14.00%	12.39%
Obligations			Default Rate	0.50	1.12	0.74
			Prepayment Rate	28.63	34.71	30.61
			Recovery Rate	70.24	75.00	73.52
	15,333	Consensus Pricing	Indicative Quotes	53.00	88.00	80.84

Total Structured Finance Obligations	31,364

Total Level III Investments	$212,807

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

Financial instruments disclosed but not carried at fair value:

The following table presents the carrying value and fair value of the Company’s secured borrowings disclosed but not carried at fair value.

	September 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured borrowings	$232,283	$232,283	$66,822	$66,822

Total	$232,283	$232,283	$66,822	$66,822

The carrying value of the secured borrowings approximates its fair value and is categorized as Level III within the hierarchy. Secured borrowings are valued generally using discounted cash flows analysis. The significant unobservable inputs used in the fair value measurement of the Company’s secured borrowings are discount rates. Significant increases in discount rates would result in a significantly lower fair value measurement.

The carrying value of other financial assets and liabilities approximates their fair value based on the short term nature of these items.

4. RELATED PARTY TRANSACTIONS

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

Prior to a Qualified IPO, the base management fee is calculated and payable quarterly in arrears at an annual rate of 1.50% of the average daily gross assets of the Company for the period adjusted for share issuances or repurchases, excluding any cash and cash equivalents and including assets acquired with leverage from use of the Revolving Credit Facility and Facility (see Note 5, Borrowings). For purposes of this calculation, cash and cash equivalents include any temporary investments in cash-equivalents, U.S. government securities and other high quality investment grade debt investments that mature in 12 months or less from the date of investment. Base management fees for any partial quarter are prorated. The Investment Adviser contractually waived one-third (0.50%) of the base management fee prior to a Qualified IPO. The fee waiver will terminate if and when a Qualified IPO has been consummated.

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

Prior to a Qualified IPO and subject to the receipt of any necessary regulatory approvals, the Company’s Investment Adviser intends to make (or require individual employees or entities in which employees own an interest to make) capital commitments to purchase shares of the Company’s common stock in an amount equal to approximately 25% of each installment of the net after tax incentive fee that the Investment Adviser receives from the Company. For the three month and nine month periods ended September 30, 2014, there was no incentive fee paid on pre-incentive fee net investment income or realized capital gains, therefore, no commitments were made and no shares were issued to the Investment Adviser related to the after tax incentive.

For the three month and nine month periods ended September 30, 2014, base management fees were $1,188 and $2,819, respectively (net of waiver of $594 and $1,409, respectively), incentive fees related to pre-incentive fee net investment income were $1,388 and $3,321, respectively, and there were no incentive fees related to realized capital gains. For the three month and nine month periods ended September 30, 2013, base management fees were $167 and $177, respectively (net of waiver of $84 and $89, respectively), there were no incentive fees related to pre-incentive fee net investment income, and there were no incentive fees related to realized capital gains. For the three month and nine month periods ended September 30, 2014, the Company recorded an accrued capital gains incentive fee of $(156) and $0, respectively, based upon the cumulative net realized and unrealized appreciation/ (depreciation) as of September 30, 2014. For the three month and nine month periods ended September 30, 2013, the Company recorded an accrued capital gains incentive fee of $(13) and $0, respectively based upon the cumulative net realized and unrealized appreciation/ (depreciation) as of September 30, 2013. The accrual for any capital gains incentive fee under US GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual.

As of September 30, 2014 and December 31, 2013, $4,508 and $625, respectively, was included in base management and incentive fees payable in the accompanying Consolidated Statements of Assets and Liabilities.

On April 3, 2013, the Investment Adviser entered into a personnel agreement with The Carlyle Group Employee Co., L.L.C. (“Carlyle Employee Co.”), an affiliate of the Investment Adviser, pursuant to which Carlyle Employee Co. provides the Investment Adviser with access to investment professionals. As of September 30, 2014 and December 31, 2013, the Investment Adviser, members of senior management, and certain employees, partners, and affiliates of the Investment Adviser committed $42,967 to the Company.

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

For the three month and nine month periods ended September 30, 2014, GMS Finance incurred $84 and $559, respectively, and for the three month and nine month periods ended September 30, 2013, GMS Finance incurred $281 and $470, respectively in fees under the Administrative Agreement, which were included in administrative service fees in the accompanying Consolidated Statements of Operations. As of September 30, 2014 and December 31, 2013, $75 and $131, respectively, was unpaid and included in administrative service fees payable in the accompanying Consolidated Statements of Assets and Liabilities.

Sub-Administration Agreements

On April 3, 2013, the Administrator entered into sub-administration agreements with Carlyle Employee Co. and CELF Advisors LLP. Pursuant to the agreements, Carlyle Employee Co. and CELF Advisors LLP provide the Administrator access to personnel.

On April 3, 2013, the Administrator entered into a sub-administration agreement with State Street Bank and Trust Company. For the three month and nine month periods ended September 30, 2014, fees incurred in connection with the sub-administration agreement, which amounted to $61 and $141, respectively, were included in other general and administrative in the accompanying Consolidated Statements of Operations. For the three month and nine month periods ended September 30, 2013, fees incurred in connection with the sub-administration agreement, which amounted to $20, were included in the administrative service fees in the accompanying Consolidated Statements of Operations. As of September 30, 2014 and December 31, 2013, $100 and $50, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.

Placement Fees

On April 3, 2013, the Company entered into a placement fee arrangement with TCG Securities, L.L.C. (“TCG”), a licensed broker-dealer and an affiliate of the Investment Adviser, which may require stockholders to pay a placement fee to TCG in addition to their capital commitments for TCG’s services.

For the three month and the nine month periods ended September 30, 2014, TCG earned placement fees of $1 from GMS Finance stockholders in connection with the issuance and sale of the Company’s common stock. For the three month and the nine month periods ended September 30, 2013, TCG did not earn or receive any placement fees from GMS Finance stockholders in connection with the issuance or sale of the Company’s common stock.

Board of Directors

GMS Finance’s Board of Directors currently consists of seven members, four of whom are not “interested persons” of GMS Finance as defined in Section 2(a)(19) of the Investment Company Act (“Independent Directors”). On April 3, 2013, the Board of Directors also established an Audit Committee consisting of its Independent Directors, and may establish additional committees in the future. For the three month and nine month periods ended September 30, 2014, GMS Finance incurred $105 and $290, respectively, and for the three month and nine month periods ended September 30, 2013, GMS Finance incurred $115 and $223, respectively, in fees and expenses associated with its Independent Directors and Audit Committee. As of September 30, 2014 and December 31, 2013, $1 and $28, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities. As of September 30, 2014 and December 31, 2013, certain directors had committed $1,750 in capital commitments to the Company.

5. BORROWINGS

In accordance with the Investment Company Act, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 200% after such borrowing. As of September 30, 2014 and December 31, 2013, asset coverage was 212.77% and 378.35%, respectively. During the nine month period ended September 30, 2014, there were net secured borrowings of $102,461 under the Revolving Credit Facility and $63,000 under the Facility. For the nine month period ended September 30, 2013, there were borrowings of $35,947 under the Revolving Credit Facility. As of September 30, 2014 and December 31, 2013, there was $232,283 and $66,822, respectively, in secured borrowings outstanding.

Revolving Credit Facility

The Borrower Sub closed on May 24, 2013 on the Revolving Credit Facility, which Revolving Credit Facility was subsequently amended on June 30, 2014 (the “First Amendment”). The First Amendment, among other things (a) reduced the maximum commitments from $500,000 to $400,000, (b) extended the revolving period from May 24, 2016 to May 24, 2017, (c) extended the maturity date from May 24, 2019 to May 22, 2020, (d) increased the per annum revolving period rate from the applicable base rate (based on LIBOR, the commercial paper rate, prime rate or the federal funds rate) plus 1.75% to the applicable base rate plus 1.85%, (e) added covenant-lite loans (subject to certain limitations) to the types of assets eligible to be purchased by the Borrower Sub, and (f) modified certain other restrictions and requirements set forth in the Revolving Credit

Facility. Advances under the Revolving Credit Facility first became available once the Borrower Sub held at least $30,000 of minimum equity in its assets held. The Revolving Credit Facility provides for secured borrowings up to the lesser of $400,000 or the amount of capital commitments the Company has received with an accordion feature that can, subject to certain conditions, increase the aggregate maximum credit commitment up to an amount not to exceed $750,000, subject to restrictions imposed on borrowings under the Investment Company Act and adequate collateral to support such borrowings. The Revolving Credit Facility has a revolving period through May 24, 2017 (with two one-year extension options, subject to the Borrower Sub’s and the lenders’ consent) and a maturity date of May 22, 2020 (extendable in connection with an extension of the revolving period). Borrowings under the Revolving Credit Facility bear interest initially at the applicable commercial paper rate (if the lender is a conduit lender) or LIBOR (or, if applicable, a rate based on the prime rate or federal funds rate) plus 1.85% per year during the revolving period, with pre-determined future interest rate increases of 1.00%-2.00% over the three years following the end of the revolving period. The Borrower Sub is also required to pay a commitment fee of between 0.25% and 1.00% per year depending on the usage of the Revolving Credit Facility. Payments under the Revolving Credit Facility are made quarterly. The lenders have a first lien security interest on substantially all of the assets of the Borrower Sub.

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

Related to the First Amendment, which reduced the maximum commitments under the Revolving Credit Facility, $827 of deferred financing costs (representing the prorated financing costs related to the reduction in commitments) were immediately expensed in lieu of continuing to amortize over the term of the Revolving Credit Facility.

As of September 30, 2014 and December 31, 2013, the Borrower Sub was in compliance with all covenants and other requirements of the Revolving Credit Facility.

Facility

The Company closed on March 21, 2014 on the Facility. The maximum principal amount of the Facility is $150,000, subject to availability under the Facility, which is based on the value of the Company’s portfolio investments net of certain other indebtedness that the Company may incur in the future in accordance with the terms of the Facility. Proceeds of the Facility may be used for general corporate purposes, including the funding of portfolio investments. Maximum capacity under the Facility may be increased to $225,000 through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Facility includes a $20,000 limit for swingline loans and a $5,000 limit for letters of credit. The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Facility, including amounts drawn in respect of letters of credit, will bear interest at either LIBOR plus an applicable spread of 2.25%, or an “alternative base rate” (which is the highest of a prime rate, the federal funds effective rate plus 0.50%, or one month LIBOR plus 1.00%) plus an applicable spread of 1.25%. The Company may elect either the LIBOR or the “alternative base rate” at the time of drawdown, and loans may be converted from one rate to another at any time, subject to certain conditions. The

Company also pays a fee of 0.375% on undrawn amounts under the Facility and, in respect of each undrawn letter of credit, a fee and interest rate equal to the then-applicable margin under the Facility while the letter of credit is outstanding. The availability period under the Facility will terminate on March 21, 2018 (the “Commitment Termination Date”) and the Facility will mature on March 21, 2019 (the “Maturity Date”). During the period from the Commitment Termination Date to the Maturity Date, the Company will be obligated to make mandatory prepayments under the Facility out of the proceeds of certain asset sales, other recovery events and equity and debt issuances.

Subject to certain exceptions, including, without limitation, the Company’s ownership interests in its special purpose non-guarantor subsidiaries, such as the Borrower Sub, the Facility is secured by a perfected first-priority security interest in substantially all of the portfolio investments held by the Company and certain future domestic subsidiaries of the Company (collectively, the “Guarantors”) and $100,000 of unfunded investor equity capital commitments. The Company is required to cause the Guarantors to guaranty the Facility. The $100,000 pledge of unfunded investor equity capital commitments shall be released once $100,000 of incremental capital has been called and received by the Company subsequent to the March 21, 2014 closing date. Such capital call commitment has not been satisfied as of September 30, 2014. The Facility includes customary covenants, including certain financial covenants related to asset coverage, shareholders’ equity and liquidity, certain limitations on the incurrence of additional indebtedness and liens, and other maintenance covenants, as well as usual and customary events of default for senior secured revolving credit facilities of this nature.

As of September 30, 2014, the Company was in compliance with all covenants and other requirements of the Facility.

Summary of Facilities

The facilities of the Company and the Borrower Sub consisted of the following as of September 30, 2014 and December 31, 2013:

	September 30, 2014
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Revolving Credit Facility	$400,000	$169,283	$230,717	$5,470
Facility	150,000	63,000	87,000	28,949

Total	$550,000	$232,283	$317,717	$34,419

	December 31, 2013
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Revolving Credit Facility	$500,000	$66,822	$433,178	$18,616

Total	$500,000	$66,822	$433,178	$18,616

(1)	The unused portion upon which commitment fees are based.
(2)	Available for borrowing based on the computation of collateral to support the borrowings.

As of September 30, 2014 and December 31, 2013, $734 and $259, respectively, of interest expense, $159 and $266, respectively, of unused commitment fees and $27 and $24, respectively of other fees were included in interest and credit facility fees payable. For the three month and nine month periods ended September 30, 2014, the average stated interest rate was 2.23% and 2.18%, respectively, and average principal debt outstanding was $199,214 and $128,397, respectively. For the three month and nine month periods ended September 30, 2013, the average stated interest rate was 1.96% and average principal debt outstanding was $16,312 and $5,497, respectively. As of September 30, 2014 and December 31, 2013, the interest rate was 2.19% and 1.97%, respectively, based on floating LIBOR rates.

For the three month and nine month periods ended September 30, 2014 and September 30, 2013, the components of interest expense and credit facility fees were as follows:

	For the three month periods ended		For the nine month periods ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Interest expense	$1,135	$81	$2,118	$81
Unused commitment fee	251	250	908	312
Amortization of deferred financing costs	234	214	1,581	300
Other fees	25	24	77	40

Total interest expense and credit facility fees	$1,645	$569	$4,684	$733

Cash paid for interest expense	$848	$—	$1,643	$—

For the nine month period ended September 30, 2014, $827 of the amortization of deferred financing costs represents the prorated financing costs that were immediately expensed in lieu of continuing to amortize over the term of the Revolving Credit Facility related to the First Amendment which reduced the maximum commitments under the Revolving Credit Facility.

6. COMMITMENTS AND CONTINGENCIES

A summary of significant contractual payment obligations was as follows as of September 30, 2014 and December 31, 2013:

September 30, 2014	Payment Due by Period			3-5 Years	More Than 5 Years
	Total	Less than 1 Year	1-3 Years
Secured Borrowings	$232,283	—	—	$63,000	$169,283

December 31, 2013	Payment Due by Period			3-5 Years	More Than 5 Years
	Total	Less than 1 Year	1-3 Years
Secured Borrowings	$66,822	—	—	—	$66,822

In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnifications or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of September 30, 2014 and December 31, 2013 for any such exposure.

As of September 30, 2014 and December 31, 2013, the Company had $1,124,812 and $877,408, respectively, in total capital commitments from stockholders, of which $858,546 and $689,405, respectively, was unfunded. Included in the commitments as of September 30, 2014 and December 31, 2013 were $42,967 of capital commitments of the Investment Adviser, members of senior management, and certain employees, partners, and affiliates of the Investment Adviser. As of September 30, 2014 and December 31, 2013, certain directors had committed $1,750 in capital commitments to the Company.

As of September 30, 2014, there was a $100,000 pledge of unfunded investor equity capital commitments to the lenders of the Facility, which shall be released once $100,000 of incremental capital has been called and received by the Company subsequent to the March 21, 2014 closing date of the Facility. Such capital call commitment has not been satisfied as of September 30, 2014.

The Company had the following commitments to fund delayed draw senior secured loans, none of which were funded:

	Par Value as of
	September 30, 2014	December 31, 2013
Total unfunded delayed draw commitments	$1,168	$3,000

7. NET ASSETS

In connection with its formation, the Company has the authority to issue 200,000,000 shares of common stock, $0.01 per share par value.

During the nine month period ended September 30, 2014, the Company issued 3,959,225 shares for $78,277. The following table summarizes capital activity during the nine month period ended September 30, 2014:

	Common Stock		Capital In Excess Of Par Value	Offering Expenses	Accumulated Net Investment Income (Loss)	Net Realized Gain (Loss) On Investments	Net Unrealized Appreciation (Depreciation) on Investments	Total Net Assets
	Shares	Amount
Balance, beginning of period	9,575,990	$96	$186,965	$(74)	$(664)	$—	$(321)	$186,002
Common stock issued	3,958,491	39	78,223	—	—	—	—	78,262
Reinvestment of dividends	734	—	15	—	—	—	—	15
Net investment income (loss)	—	—	—	—	13,281	—	—	13,281
Net realized gain (loss) on investments-non-controlled/non-affiliated	—	—	—	—	—	146	—	146
Net change in unrealized appreciation (depreciation) on investments—non-controlled/non-affiliated	—	—	—	—	—	—	(3,882)	(3,882)
Dividends declared	—	—	—	—	(11,886)	—	—	(11,886)

Balance, end of period	13,535,215	$135	$265,203	$(74)	$731	$146	$(4,203)	$261,938

During the nine month period ended September 30, 2013, the Company issued 6,477,169 shares for $127,545. The following table summarizes capital activity during the nine month period ended September 30, 2013:

	Common Stock		Capital In Excess Of Par Value	Offering Expenses	Accumulated Net Investment Income (Loss)	Net Realized Gain (Loss) On Investments	Net Unrealized Appreciation (Depreciation) on Investments	Total Net Assets
	Shares	Amount
Balance, beginning of period	100	$—	$2	$—	$—	$—	$—	$2
Common stock issued	6,477,169	65	127,480	—	—	—	—	127,545
Offering expenses	—	—	—	(74)	—	—	—	(74)
Net investment income (loss)	—	—	—	—	(3,381)	—	—	(3,381)
Net realized gain (loss) on investments-non-controlled/non-affiliated	—	—	—	—	—	1	—	1
Net change in unrealized appreciation (depreciation) on investments—non-controlled/non-affiliated	—	—	—	—	—	—	(302)	(302)

Balance, end of period	6,477,269	$65	$127,482	$(74)	$(3,381)	$1	$(302)	$123,791

The following table summarizes total shares issued and proceeds received related to capital drawdowns delivered pursuant to subscriptions for the Company’s common stock and reinvestment of dividends during the nine month period ended September 30, 2014:

	Shares Issued	Proceeds Received
January 27, 2014	1,020,810	$19,998
February 21, 2014	491,849	9,689
March 21, 2014	1,802,772	35,785
April 14, 2014**	148	3
July 14, 2014**	586	12
September 17, 2014	643,060	12,790

Total	3,959,225	$78,277

**	Represents shares issued upon the reinvestment of dividends

The following table summarizes total shares issued and proceeds received related to capital drawdowns delivered pursuant to subscription for the Company’s common stock during the nine month period ended September 30, 2013:

	Shares Issued	Proceeds Received
June 5, 2013	555,352	$11,107
June 10, 2013	371,918	7,438
June 25, 2013	1,100,000	22,000
July 31, 2013	750,000	15,000
August 22, 2013	2,569,373	50,000
September 23, 2013	1,130,526	22,000

Total	6,477,169	$127,545

Subscribed but unissued shares are presented in equity with a deduction of subscriptions receivable until cash is received for a subscription. There were no subscribed but unissued shares as of September 30, 2014 and December 31, 2013.

Subscription transactions during the nine month period ended September 30, 2014 were executed at an offering price at a premium to NAV in order to effect a reallocation of organizational costs to subsequent investors. Such subscription transactions increased NAV by $0.04 per share for the nine month period ended September 30, 2014. There were subscription transactions executed at an offering price at a premium to NAV during the nine month period ended September 30, 2013. Such subscription transactions increased NAV by $1,055 or $0.31 per share for the nine month period ended September 30, 2013.

The Company computes earnings per common share in accordance with ASC 260, Earnings Per Share. Basic earnings per common share were calculated by dividing net increase (decrease) in net assets resulting from operations attributable to the Company by the weighted-average number of common shares outstanding for the period.

Basic and diluted earnings per common share were as follows:

	For the three month periods ended		For the nine month periods ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net increase in net assets resulting from operations	$937	$(1,171)	$9,545	$(3,682)
Weighted-average common shares outstanding	12,989,929	3,992,795	12,213,875	1,451,299

Basic and diluted earnings per common share	$0.07	$(0.29)	$0.78	$(2.54)

On September 12, 2014, June 26, 2014 and March 13, 2014, the Company declared dividends of $0.44, $0.27 and $0.19 per share, respectively, for the quarter ended September 30, 2014, June 30, 2014 and March 31, 2014, respectively, which were paid on October 9, 2014, July 14, 2014 and April 14, 2014, respectively, to holders of record of common stock at the close of business on September 18, 2014, June 30, 2014 and March 31, 2014, respectively. As of December 31, 2013, no dividends or distributions had been declared or paid by the Company.

8. CONSOLIDATED FINANCIAL HIGHLIGHTS

The following is a schedule of consolidated financial highlights for the nine month periods ended September 30, 2014 and September 30, 2013:

	For the nine month periods ended
	September 30, 2014	September 30, 2013
Per Share Data:
Net asset value per share, beginning of period	$19.42	$20.00
Net investment income (loss) (1)	1.09	(1.01)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	(0.30)	(0.18)

Net increase (decrease) in net assets resulting from operations	0.79	(1.19)

Dividends declared (2)	(0.90)	—
Effect of subscription offering price (3)	0.04	0.31
Offering costs	—	(0.01)

Net asset value per share, end of period	$19.35	$19.11

Number of shares outstanding, end of period	13,535,215	6,477,269
Total return (4)	4.27%	(4.45)%
Net assets, end of period	$261,938	$123,791
Ratio to average net assets (5) (6):
Expenses net of waiver, before incentive fees	4.27%	12.87%
Expenses net of waiver, after incentive fees	5.62%	12.87%
Expenses gross of waiver, after incentive fees	6.19%	13.12%
Net investment income (7)	5.40%	(9.57)%
Interest expense and credit facility expenses	1.91%	2.08%
Ratios/Supplemental Data:
Asset coverage	212.77%	444.37%
Portfolio turnover	24.01%	0.51%
Total committed capital, end of period	$1,124,812	$790,797
Ratio of total contributed capital to total committed capital, end of period	23.67%	16.13%
Weighted-average shares outstanding	12,213,875	3,357,536

(1)	For the nine month period ended September 30, 2014, net investment income per share is calculated as net investment income for the period divided by the weighted average number of shares outstanding for the period. For the nine month period ended September 30, 2013, net investment income (loss) per share is calculated as net investment income (loss) for the period divided by the weighted average number of shares outstanding for the period June 5, 2013 (date of issuance of shares related to the first capital drawdown) through September 30, 2013.
(2)	For the nine month period ended September 30, 2014, dividends declared per share is calculated as the sum of dividends declared on each quarter-end date during the period divided by the number of shares outstanding at each respective quarter-end date (Refer to Note 7).
(3)	Increase is due to offering price of subscriptions during the period (Refer to Note 7).
(4)	Total return based on net asset value equals the change in net asset value during the period plus the declared dividends for the nine month periods ended September 30, 2014 and September 30, 2013, divided by the beginning net asset value for the period. This calculation is adjusted for additional shares issued related to dividends paid, thereby assuming reinvestment of dividends distributed in connection with the dividend reinvestment plan. Total return based on net asset value is not annualized. Total return does not reflect taxes paid on distributions or placement fees paid or withheld on capital drawdowns, if any. The Company’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results. Total return for the nine month period ended September 30, 2014 is inclusive of $0.04 per share increase in NAV for the period related to the offering price of subscriptions. Excluding the effects of the higher offering price of subscriptions, total return would have been 4.07% (Refer to Note 7).
(5)	Periods less than one year have not been annualized.
(6)	The Company commenced operations on May 2, 2013, therefore the ratios to average net assets for the nine month period ended September 30, 2013 may have been different had there been a full year of operations.
(7)	The net investment income ratio is net of the waiver of base management fees.

9. LITIGATION

The Company may become party to certain lawsuits in the ordinary course of business. The Company does not believe that the outcome of current matters, if any, will materially impact the Company or its consolidated financial statements. As of September 30, 2014 and December 31, 2013, the Company was not subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company.

In addition, portfolio investments of the Company could be the subject of litigation or regulatory investigations in the ordinary course of business. The Company does not believe that the outcome of any current contingent liabilities of its portfolio investments, if any, will materially affect the Company or these consolidated financial statements.

10. TAX

The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of September 30, 2014 and December 31, 2013.

In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. As of September 30, 2014, the Company had filed tax returns and therefore is subject to examination. As of December 31, 2013, the Company had not yet filed any tax returns and therefore was not yet subject to examination.

The Company’s taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate. The estimated tax character of dividends declared for the nine month period ended September 30, 2014 was as follows:

Ordinary income	$11,886
Return of capital	$—

11. SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed below.

Subsequent to September 30, 2014, the Company borrowed $16,000 under the Revolving Credit Facility and $14,000 under the Facility to fund investment acquisitions. The Company also voluntarily repaid $5,000 under the Facility.

On October 1, 2014, the Company issued a capital call and delivered capital drawdown notices totaling $22,502. Proceeds from the capital call and the related issuance of 1,134,723 shares were due and issued on October 16, 2014. On October 20, 2014, the Company issued a capital call and delivered capital drawdown notices totaling $20,000. Proceeds from the capital call and the related issuance of 1,008,570 shares were due and issued on November 3, 2014.

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

GMS Finance is a Maryland corporation formed on February 8, 2012, and structured as an externally managed, non-diversified closed-end investment company. On May 2, 2013, GMS Finance filed its election to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). GMS Finance has elected to be treated, and intends to comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2013.

GMS Finance’s investment objective is to generate current income and capital appreciation primarily through debt investments in U.S. middle market companies with approximately $10 million to $100 million of earnings before interest, taxes, depreciation and amortization (“EBITDA”). GMS Finance seeks to achieve its investment objective by investing primarily in first lien senior secured and unitranche loans to private U.S. middle market companies that are, in many cases, controlled by private equity investment firms (“Middle Market Senior Loans”). Depending on market conditions, GMS Finance expects that between 70% and 80% of the value of its assets, including the amount of any borrowings for investment purposes, will be invested in Middle Market Senior Loans, with the balance invested in higher-yielding investments, which may include middle market junior loans such as corporate mezzanine loans, equity co-investments, broadly syndicated first lien senior secured loans and second lien loans, high-yield bonds, structured finance obligations and/or other opportunistic investments. GMS Finance expects that the composition of its portfolio will change over time given Carlyle GMS Investment Management L.L.C.’s (the “Investment Adviser”) view on, among other things, the economic and credit environment (including with respect to interest rates) in which the Company is operating.

PORTFOLIO AND INVESTMENT ACTIVITY

The fair value of our investments was approximately $503,798 and $212,807, respectively, in 59 and 27 portfolio companies/structured finance obligations as of September 30, 2014 and December 31, 2013, respectively.

The Company’s investment activity for the three month periods ended September 30, 2014 and September 30, 2013 is presented below (information presented herein is at amortized cost unless otherwise indicated).

	For the three month periods ended
	September 30, 2014	September 30, 2013
Investments—non-controlled/non-affiliated:
Total Investments—non-controlled/non-affiliated as of June 30	$418,090	$19,136
New investments	123,837	75,343
Net accretion of discount on securities	367	16
Realized gains	(45)	—
Investments sold or repaid	(34,248)	(141)

Total Investments—non-controlled/non-affiliated as of September 30	$508,001	$94,354

Principal amount of investments purchased:
First Lien Debt	89,593	$63,149
Second Lien Debt	13,305	5,500
Structured Finance Obligations	25,850	13,382

Total	$128,748	$82,031

Principal amount of investments sold or repaid:
First Lien Debt	$(28,750)	$142
Second Lien Debt	—	—
Structured Finance Obligations	(9,770)	—

Total	$(38,520)	$142

Number of new funded investments	16	11
Average new funded investment amount	$7,740	$6,847
Percentage of new funded investments at floating rates	97.66%	100.00%
Percentage of new funded investments at fixed rates	2.44%	—

The increased investment activity for the three month period ended September 30, 2014 over the three month period ended September 30, 2013 was driven by our deployment of capital and increasing invested balance.

As of September 30, 2014 and December 31, 2013, investments—non-controlled/non-affiliated consisted of the following:

	September 30, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt	$332,573	$332,597	$141,510	$141,676
Second Lien Debt	83,804	84,158	40,636	39,767
Structured Finance Obligations	91,624	87,043	30,982	31,364

Total	$508,001	$503,798	$213,128	$212,807

The weighted average yields (1) for each investment type, based on the amortized cost and fair value as of September 30, 2014 and December 31, 2013, were as follows:

	September 30, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt	5.86%	5.86%	6.24%	6.23%
Second Lien Debt	8.54	8.53	8.97	9.16
Structured Finance Obligations	15.42	16.23	18.75	18.53

The weighted average yields (1) of our portfolio as of September 30, 2014 and December 31, 2013 were 8.03% and 8.58%, respectively, on amortized cost and 8.10% and 8.59%, respectively, on fair value, made up from the contributions of each investment type as follows:

	September 30, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt	3.84%	3.87%	4.14%	4.15%
Second Lien Debt	1.41	1.42	1.71	1.71
Structured Finance Obligations	2.78	2.81	2.73	2.73

Total	8.03%	8.10%	8.58%	8.59%

(1)	Yields do not include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of September 30, 2014.

RESULTS OF OPERATIONS

For the three month and nine month periods ended September 30, 2014 and September 30, 2013

The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and losses and net change in unrealized appreciation and depreciation. As a result, quarterly comparison may not be meaningful.

Net investment income for the three month and nine month periods ended September 30, 2014 and September 30, 2013 was as follows:

	For the three month periods ended		For the nine month periods ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Total investment income from non-controlled/non-affiliated investments	$10,522	$1,145	$27,099	$1,165
Net expenses	(4,816)	(1,951)	(13,818)	(4,546)

Net investment income	$5,706	$(806)	$13,281	$(3,381)

Investment Income

	For the three month periods ended		For the nine month periods ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Interest income from non-controlled/non-affiliated investments	$10,522	$1,145	$27,099	$1,165

Total investment income	$10,522	$1,145	$27,099	$1,165

The increase in interest income and net investment income for the three month and nine month periods ended September 30, 2014 and September 30, 2013 was driven by our deployment of capital and increasing invested balance. As of September 30, 2014 and December 31, 2013, the size of our portfolio was $508,001 and $213,128, respectively, at amortized cost, with total principal amount of investments outstanding of $558,437 and $231,793, respectively. As of September 30, 2014 and December 31, 2013, our portfolio had a weighted average yield of 8.03% and 8.58%, respectively, on amortized cost.

Expenses

	For the three month periods ended		For the nine month periods ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Base management fees	$1,782	$251	$4,228	$266
Incentive fees	1,232	(13)	3,321	—
Organizational expenses	—	—	—	1,426
Professional fees	354	732	1,547	1,272
Administrative service fees	84	301	559	490
Interest expense	1,135	81	2,118	81
Credit facility fees	510	488	2,566	652
Directors’ fees and expenses	105	115	290	223
Transfer agency fees	31	26	91	83
Other general and administrative	177	54	507	142
Waiver of base management fees	(594)	(84)	(1,409)	(89)

Total net expenses	$4,816	$1,951	$13,818	$4,546

Interest and credit facility fees for the three month and nine month periods ended September 30, 2014 and September 30, 2013 were comprised of the following:

	For the three month periods ended		For the nine month periods ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Interest expense	$1,135	$81	$2,118	$81
Unused commitment fee	251	250	908	312
Amortization of deferred financing costs	234	214	1,581	300
Other fees	25	24	77	40

Total interest expense and credit facility fees	$1,645	$569	$4,684	$733

Cash paid for interest expense	$848	$—	$1,643	$—

The increase in interest expense for the three month and nine month periods ended September 30, 2014 was driven by increased usage of the facilities and increased deployment of capital to investments. For the three month and nine month periods ended September 30, 2014, unused commitment fees and amortization of deferred financing costs increased related to fees associated with a second credit facility, the Facility, that closed on March 21, 2014. Additionally, for the nine month period ended September 30, 2014, $827 of the amortization of deferred financing costs represents the prorated financing costs that were immediately expensed in lieu of continuing to amortize over the term of the Revolving Credit Facility related to the amendment that reduced commitments in the Revolving Credit Facility. For the three month and nine month periods ended September 30, 2014, the average stated interest rate was 2.23% and 2.18%, respectively, and average principal debt outstanding was $199,214 and $128,397, respectively. For the three month and nine month periods ended September 30, 2013, the average stated interest rate was 1.96% and average principal debt outstanding was $16,312 and $5,497, respectively.

Increased base management fees (and related waiver of base management fees) and incentive fees related to pre-incentive fee net investment income for the three month and nine month periods ended September 30, 2014 were driven by our deployment of capital and increasing invested balance. For the three month and nine month periods ended September 30, 2014, base management fees were $1,188 and $2,819, respectively (net of waiver of $594 and $1,409, respectively), incentive fees related to pre-incentive fee net investment income were $1,388 and $3,321, respectively, and there were no incentive fees related to realized capital gains. For the three month and nine month periods ended September 30, 2013, base management fees were $167 and $177, respectively (net of waiver of $84 and $89, respectively), there were no incentive fees related to pre-incentive fee net investment income, and there were no incentive fees related to realized capital gains. For the three month and nine month periods ended September 30, 2014, the Company recorded an accrued capital gains incentive fee of $(156) and $0, respectively, based upon the cumulative net realized and unrealized appreciation/(depreciation) as of September 30, 2014. For the three month and nine month periods ended September 30, 2013, the Company recorded an accrued capital gains incentive fee of $(13) and $0, respectively based upon the cumulative net realized and unrealized appreciation/(depreciation) as of September 30, 2013. The accrual for any capital gains incentive fee under accounting principles generally accepted in the United States (“US GAAP”) in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. See Note 4 to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q for more information on the incentive and base management fees.

Professional fees include legal, rating agencies, audit, tax, valuation, technology and other professional fees incurred related to the management of the Company. Administrative service fees represent fees paid to the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under an administration agreement between the Company and the Administrator, including our allocable portion of the cost of certain of our executive officers and their respective staff. Other general and administrative expenses include insurance, filing, research, subscriptions and other costs. Administrative service fees and other general and administrative expenses increased for the three month and nine month periods ended September 30, 2014 driven by the increased deployment of capital.

Net Realized Gain (Loss) and Net Change in Unrealized Appreciation/(Depreciation) on Investments

During the three month and nine month periods ended September 30, 2014, the Company had a change in unrealized appreciation on 15 and 30 investments, respectively, totaling approximately $1,156 and $3,473, respectively, which was offset by a change in unrealized depreciation on 53 and 43 investments, respectively, totaling approximately $5,880 and $7,355, respectively. During the three month and nine month periods ended September 30, 2013, the Company had a change in unrealized appreciation on 7 portfolio companies totaling approximately $281 and $322, respectively, which was offset by a change in unrealized depreciation on 7 portfolio companies totaling approximately $647 and $624, respectively.

	For the three month periods ended		For the nine month periods ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net realized gain (loss) on investments—non-controlled/non-affiliated	$(45)	$1	$146	$1
Net change in unrealized appreciation (depreciation) on investments—non-controlled/non-affiliated	(4,724)	(366)	(3,882)	(302)

Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	$(4,769)	$(365)	$(3,736)	$(301)

Net realized gain (loss) and net change in unrealized appreciation (depreciation) for the three month and nine month periods ended September 30, 2014 and September 30, 2013 was as follows:

	For the three month periods ended
	September 30, 2014		September 30, 2013
Type	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)
First Lien Debt	$—	$(1,459)	$1	$(333)
Second Lien Debt	—	(209)	—	(48)
Structured Finance Obligations	(45)	(3,056)	—	15

Total	$(45)	$(4,724)	$1	$(366)

	For the nine month periods ended
	September 30, 2014		September 30, 2013
Type	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)
First Lien Debt	$—	$(142)	$1	$(269)
Second Lien Debt	120	1,223	—	(48)
Structured Finance Obligations	26	(4,963)	—	15

Total	$146	$(3,882)	$1	$(302)

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company generates cash from the net proceeds of offerings of our common stock and through cash flows from operations, including investment sales and repayments as well as income earned on investments and cash equivalents. We may also fund a portion of our investments through borrowings under the Borrower Sub’s Revolving Credit Facility (as defined below) and/or the Company’s Facility (as defined below). The Borrower Sub closed on May 24, 2013 on a senior secured revolving credit facility (the “Revolving Credit Facility”), which Revolving Credit Facility was subsequently amended on June 30, 2014 (the “First Amendment”). The Revolving Credit Facility, as amended, provides for secured borrowings up to the lesser of $400,000 or the amount of capital commitments the Company has received with an accordion feature that can, subject to certain conditions, increase the aggregate maximum credit commitment up to an amount not to exceed $750,000, subject to restrictions imposed on borrowings under the Investment Company Act and adequate collateral to support such borrowings. The Company closed on March 21, 2014 on a senior secured revolving credit facility (the “Facility”). The maximum principal amount of the Facility is $150,000, subject to availability under the Facility, which is based on the value of the Company’s portfolio investments net of certain other indebtedness that the Company may incur in the future in accordance with the terms of the Facility. Proceeds of the Facility may be used for general corporate purposes, including the funding of portfolio investments. Maximum capacity under the Facility may be increased to $225,000 through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Facility includes a $20,000 limit for swingline loans and a $5,000 limit for letters of credit. For more information on the Revolving Credit Facility and Facility, see Note 5 to the consolidated financial statements in Part I, Item 1 of this Form 10-Q.

The primary use of existing funds and any funds raised in the future is expected to be for investments in portfolio companies, repayment of indebtedness, cash distributions to our stockholders, and for other general corporate purposes.

As of September 30, 2014 and December 31, 2013, the Company had $10,091 and $42,010, respectively, in cash. The facilities of the Company and the Borrower Sub consisted of the following as of September 30, 2014 and December 31, 2013:

	September 30, 2014
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Revolving Credit Facility	$400,000	$169,283	$230,717	$5,470
Facility	150,000	63,000	87,000	28,949

Total	$550,000	$232,283	$317,717	$34,419

	December 31, 2013
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Revolving Credit Facility	$500,000	$66,822	$433,178	$18,616

Total	$500,000	$66,822	$433,178	$18,616

(1)	The unused portion upon which commitment fees are based.
(2)	Available for borrowing based on the computation of collateral to support the borrowings.

Equity Activity

There were $15,650 and $247,404 of investor equity capital commitments made to the Company during the three month and nine month periods ended September 30, 2014, respectively. There were $540,680 and $790,795 of commitments made to the Company during the three month and nine month periods ended September 30, 2013, respectively. Total investor equity capital commitments to the Company were $1,124,812 and $877,408 as of September 30, 2014 and December 31, 2013, respectively.

As of September 30, 2014 and December 31, 2013, $858,546 and $689,405, respectively, of total investor equity capital commitments were unfunded. As of September 30, 2014 and December 31, 2013, $42,967 of total investor equity capital commitments were made by the Investment Adviser, members of senior management, and certain employees, partners, and affiliates of the Investment Adviser. As of September 30, 2014 and December 31, 2013, certain directors had committed $1,750 in capital commitments to the Company.

Shares issued as of September 30, 2014 and December 31, 2013 were 13,535,215 and 9,575,990, respectively.

The following table summarizes activity in the number of shares of our common stock outstanding during the nine month periods ended September 30, 2014 and September 30, 2013:

	For the nine month periods ended
	September 30, 2014	September 30, 2013
Shares outstanding, beginning of period	9,575,990	100
Common stock issued	3,958,491	6,477,169
Reinvestment of dividends	734	—

Shares outstanding, end of period	13,535,215	6,477,269

Contractual Obligations

A summary of significant contractual payment obligations was as follows as of September 30, 2014 and December 31, 2013:

September 30, 2014	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Secured Borrowings	$232,283	—	—	$63,000	$169,283

December 31, 2013	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Secured Borrowings	$66,822	—	—	—	$66,822

For more information on the Revolving Credit Facility and Facility, see Note 5 to the consolidated financial statements in Part I, Item 1 of this Form 10-Q.

During the nine month period ended September 30, 2014, there were net secured borrowings of $102,461 under the Revolving Credit Facility and $63,000 under the Facility. For the nine month period ended September 30, 2013, there were secured borrowings of $35,947 under the Revolving Credit Facility. As of September 30, 2014 and December 31, 2013, $232,283 and $66,822, respectively, of secured borrowings were outstanding. For the three month and nine month periods ended September 30, 2014, we incurred $1,135 and $2,118 of interest expense, respectively, and $251 and $908 of unused commitment fees, respectively. For the three month and nine month periods ended September 30, 2013, we incurred $81 of interest expense and $250 and $312 of unused commitment fees, respectively.

OFF BALANCE SHEET ARRANGEMENTS

In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnifications or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in these consolidated financial statements as of September 30, 2014 and December 31, 2013 included in Part I, Item 1 of this Form 10-Q for any such exposure.

We may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments.

As of September 30, 2014, there was a $100,000 pledge of unfunded investor equity capital commitments to the lenders of the Facility, which shall be released once $100,000 of incremental capital has been called and received by the Company subsequent to the March 21, 2014 closing date of the Facility. Such capital call commitment has not been satisfied as of September 30, 2014.

The Company had the following commitments to fund delayed draw senior secured loans, none of which were funded:

	Par Value as of
	September 30, 2014	December 31, 2013
Total unfunded delayed draw commitments	$1,168	$3,000

DIVIDENDS AND DISTRIBUTIONS TO COMMON STOCKHOLDERS

The Company has adopted a dividend reinvestment plan that provides for reinvestment of any distributions on behalf of its stockholders, for those who have elected to participate in the plan. As a result of adopting such a plan, if the Board of Directors authorizes, and GMS Finance declares, a cash dividend or distribution, the stockholders who have elected to participate in the dividend reinvestment plan would have their cash dividends or distributions automatically reinvested in additional shares of the Company’s common stock, rather than receiving cash. Prior to a Qualified IPO, the Company intends to use primarily newly issued shares of its common stock to implement the plan issued at the net asset value per share most recently determined by the Board of Directors. After a Qualified IPO, the Company intends to use primarily newly issued shares to implement the plan so long as the market value per share is equal to or greater than the net asset value per share as of the close of business on the relevant payment date for such dividend or distribution. If the market value per share is less than the net asset value per share as of the close of business on the relevant payment date, the plan administrator would purchase the common stock on behalf of participants in the open market, unless the Company instructs the plan administrator otherwise.

On September 12, 2014, June 26, 2014 and March 13, 2014, the Company declared dividends of $0.44, $0.27 and $0.19 per share, respectively, for the quarter ended September 30, 2014, June 30, 2014 and March 31, 2014, respectively, which were paid on October 9, 2014, July 14, 2014 and April 14, 2014, respectively, to holders of record of common stock at the close of business on September 30, 2014, June 30, 2014 and March 31, 2014, respectively. As of December 31, 2013, no dividends or distributions had been declared or paid by the Company.

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

Fair Value Measurements

The Company applies fair value accounting in accordance with the terms of Financial Accounting Standards Board ASC Topic 820, Fair Value Measurement (“ASC 820”). ASC 820 defines fair value as the amount that would be exchanged to sell an asset or transfer a liability in an orderly transfer between market participants at the measurement date. The Company values securities/instruments traded in active markets on the measurement date by multiplying the closing price of such traded securities/instruments by the quantity of shares or amount of the instrument held. The Company may also obtain quotes with respect to certain of its investments, such as its securities/instruments traded in active markets and its liquid securities/instruments that are not traded in active markets, from pricing services, brokers, or counterparties (i.e. “consensus pricing”). When doing so, the Company determines whether the quote obtained is sufficient according to US GAAP to determine the fair value of the security. The Company may use the quote obtained or alternative pricing sources may be utilized including valuation techniques typically utilized for illiquid securities/instruments.

Securities/instruments that are illiquid or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of the Investment Adviser or the Board of Directors, does not represent fair value shall each be valued as of the measurement date using all techniques appropriate under the circumstances and for which sufficient data is available. These valuation techniques may vary by investment and include comparable public market valuations, comparable precedent transaction valuations and/or discounted cash flow analyses. The process generally used to determine the applicable value is as follows: (i) the value of each portfolio company or investment is initially reviewed by the investment professionals responsible for such portfolio company or investment and, for non-traded investments, a standardized template designed to approximate fair market value based on observable market inputs, updated credit statistics and unobservable inputs is used to determine a preliminary value, which is also reviewed alongside consensus pricing, where available; (ii) preliminary valuation conclusions are documented and reviewed by a valuation committee comprised of members of senior management; (iii) the Board of Directors engages one or more third-party valuation firms to provide positive assurance on portions of the portfolio each quarter (such that each non-traded investment is reviewed by a third-party valuation firm at least once annually) including a review of management’s preliminary valuation and conclusion on fair value; (iv) the Audit Committee of the Board of Directors (the “Audit Committee”) reviews the assessments of the Investment Adviser and, where appropriate, the respective third-party valuation firms and provides the Board of Directors with any recommendations with respect to changes to the fair value of each investment in the portfolio; and (v) the Board of Directors discusses the valuation recommendations of the Audit Committee and determines the fair value of each investment in the portfolio in good faith based on the input of the Investment Adviser and, where applicable, the respective third-party valuation firms.

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

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of September 30, 2014.

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

Investments measured and reported at fair value are classified and disclosed based on the observability of inputs used in determination of fair values, as follows:

•	Level I—inputs to the valuation methodology are quoted prices available in active markets for identical investments as of the reporting date. The types of financial instruments in Level I generally include unrestricted securities, including equities and derivatives, listed in active markets. The Company does not adjust the quoted price for these investments, even in situations where the Company holds a large position and a sale could reasonably impact the quoted price.

•	Level II—inputs to the valuation methodology are either directly or indirectly observable as of the reporting date and are those other than quoted prices in active markets. The type of financial instruments in this category generally includes less liquid and restricted securities listed in active markets, securities traded in other than active markets, government and agency securities, and certain over-the-counter derivatives where the fair value is based on observable inputs.

•	Level III—inputs to the valuation methodology are unobservable and significant to overall fair value measurement. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments that are in this category generally include investments in privately-held entities, collateralized loan obligations, and certain over-the-counter derivatives where the fair value is based on unobservable inputs.

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

Investments in debt securities with sufficient coverage through the enterprise value analysis are generally valued using a discounted cash flow analysis of the underlying security. Projected cash flows in the discounted cash flow typically represent the relevant security’s contractual interest, fees and principal payments plus the assumption of full principal recovery at the security’s expected maturity date. The discount rate to be used is determined using an average of two market-based methodologies.

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

The carrying value of the secured borrowings approximates its fair value and is categorized as Level III within the hierarchy. Secured borrowings are valued generally using discounted cash flow analysis. The significant unobservable inputs used in the fair value measurement of the Company’s secured borrowings are discount rates. Significant increases in discount rates would result in a significantly lower fair value measurement.

The carrying value of other financial assets and liabilities approximates their fair value based on the short term nature of these items.

See Note 3 to the consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information on fair value measurements.

Use of Estimates

The preparation of consolidated financial statements, included in Part I, Item 1 of this Form 10-Q, in conformity with US GAAP requires management to make assumptions and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management’s estimates are based on historical experiences and other factors, including expectations of future events that management believes to be reasonable under the circumstances. It also requires management to exercise judgment in the process of applying the Company’s accounting policies. Assumptions and estimates regarding the valuation of investments and their resulting impact on base management and incentive fees involve a higher degree of judgment and complexity and these assumptions and estimates may be significant to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q. Actual results could differ from these estimates and such differences could be material.

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

Income Taxes

For federal income tax purposes, GMS Finance has elected to be treated as a RIC under the Code, and intends to make the required distributions to its stockholders as specified therein. In order to qualify as a RIC, GMS Finance must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then GMS Finance is generally required to pay income taxes only on the portion of its taxable income and gains it does not distribute.

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

Capital Calls and Dividends and Distributions to Common Stockholders

The Company records the shares issued in connection with capital calls as of the effective date, or due date, of the capital call, which is the date shares are issued. To the extent that the Company has taxable income available, the Company intends to make quarterly distributions to its common stockholders. Dividends and distributions to common stockholders are recorded on the record date. The amount to be distributed is determined by the Board of Directors each quarter and is generally based upon the taxable earnings estimated by management and available cash. Net realized capital gains, if any, are generally distributed at least annually, although the Company may decide to retain such capital gains for investment.

The Company has adopted a dividend reinvestment plan that provides for reinvestment of any distributions on behalf of its stockholders, for those who have elected to participate in the plan. As a result of adopting such a plan, if the Board of Directors authorizes, and GMS Finance declares, a cash dividend or distribution, the stockholders who have elected to participate in the dividend reinvestment plan would have their cash dividends or distributions automatically reinvested in additional shares of the Company’s common stock, rather than receiving cash. Prior to a Qualified IPO, the Company intends to use primarily newly issued shares of its common stock to implement the plan issued at the net asset value per share most recently determined by the Board of Directors. After a Qualified IPO, the Company intends to use primarily newly issued shares to implement the plan so long as the market value per share is equal to or greater than the net asset value per share as of the close of business on the relevant payment date for such dividend or distribution. If the market value per share is less than the net asset value per share as of the close of business on the relevant payment date, the plan administrator would purchase the common stock on behalf of participants in the open market, unless the Company instructs the plan administrator otherwise.

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

Interest Rate Risk

During the three month and nine month periods ended September 30, 2014, substantially all of the debt investments held in the Company’s portfolio had floating interest rates. Interest rates on the investments held within the Company’s portfolio of investments are typically based on floating LIBOR, with many of these investments also having a LIBOR floor. Additionally, the Company’s credit facilities are also subject to floating interest rates and are currently paid based on floating LIBOR rates.

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our income in the future.

The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. Interest income is calculated as revenue from interest generated from the Company’s settled portfolio of investments held as of September 30, 2014, excluding structured finance obligations. These hypothetical calculations are based on a model of the settled investments in our portfolio, excluding structured finance obligations, held as of September 30, 2014, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. Interest expense is calculated based on outstanding secured borrowings as of September 30, 2014 and based on the respective terms of each of the Company’s credit facilities. Interest expense on the Company’s credit facilities is calculated using the interest rate as of September 30, 2014, adjusted for the hypothetical changes in rates, as shown below. We intend to continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may impact significantly our net interest income.

The Company regularly measures exposure to interest rate risk. The Company assesses interest rate risk and manages interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

Based on our Consolidated Statement of Assets and Liabilities as of September 30, 2014, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled investments (considering interest rate floors for variable rate instruments), excluding structured finance obligations, and outstanding secured borrowings assuming no changes in our investment and borrowing structure:

Basis Point Change	Interest Income	Interest Expense	Net Interest
Up 300 basis points	$8,980	$(6,968)	$2,012
Up 200 basis points	$4,915	$(4,646)	$269
Up 100 basis points	$856	$(2,323)	$(1,467)
Down 100 basis points	$—	$497	$497
Down 200 basis points	$—	$497	$497
Down 300 basis points	$—	$497	$497

Item 4. Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President (Principal Executive Officer) and our interim Chief Financial Officer and Treasurer (performing the functions of Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our President and our interim Chief Financial Officer and Treasurer have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.

There have been no changes in our internal control over financial reporting periods during the three month period ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company may become party to certain lawsuits in the ordinary course of business. The Company is not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against the Company. See also Note 9 to the consolidated financial statements in Part I, Item 1 of this Form 10-Q.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

31.1	Certification of President (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of interim Chief Financial Officer (performing the functions of Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of President (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of interim Chief Financial Officer (performing the functions of Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARLYLE GMS FINANCE, INC.

Dated: November 5, 2014	By	/s/ Orit Mizrachi
Orit Mizrachi Interim Chief Financial Officer