Form 10-K
period 2014-12-31
Carlyle GMS Finance, Inc.
filed 2015-03-27
CIK 1544206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of December 31, 2014, there was no established public market for the registrant’s common stock.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 27, 2015
Common stock, $0.01 par value	21,171,378

Documents Incorporated by Reference: Portions of the registrant’s Proxy Statement for its 2015 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

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

Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the Securities and Exchange Commission (the “SEC”), including our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

PART I

In this annual report, except where the context suggests otherwise:

•	the terms “CGMSIM,” “Adviser” and “Investment Adviser” refer to Carlyle GMS Investment Management L.L.C., our investment adviser;

•	the terms “CGMSFA” and “Administrator” refer to Carlyle GMS Finance Administration L.L.C., our administrator;

•	the term “Carlyle” refers to The Carlyle Group L.P., its affiliates and its consolidated subsidiaries, a global alternative asset manager publicly traded on NASDAQ Global Select Market under the symbol “CG”. Refer to the sec.gov website for further information on Carlyle; and

•	references to “this Form 10-K” are to our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 1. Business

GMS Finance is a Maryland corporation structured as an externally managed, non-diversified closed-end investment company. GMS Finance is externally managed by CGMSIM, an investment adviser that is registered with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The CGMSIM team managing our investments (the “CGMSIM Investment Team”) forms the exclusive Carlyle platform for U.S. middle market debt investments.

GMS Finance’s investment objective is to generate current income and capital appreciation primarily through debt investments in U.S. middle market companies, which we define as companies with approximately $10 million to $100 million of earnings before interest, taxes, depreciation and amortization (“EBITDA”). GMS Finance seeks to achieve its investment objective by investing primarily in first lien (which may include unitranche loans and the first-out and last-out tranches thereof) and second lien senior secured loans (collectively, “Middle Market Senior Loans”). The Middle Market Senior Loans are generally made to private U.S. middle market companies that are, in many cases, controlled by private equity firms. Depending on market conditions, we expect that between 70% and 80% of the value of our assets, including the amount of any borrowings for investment purposes, will be invested in Middle Market Senior Loans, with the balance invested in higher-yielding investments, which may include middle market junior loans such as corporate mezzanine loans, equity co-investments, broadly syndicated first lien senior secured loans and second lien loans, high-yield bonds, structured finance obligations and/or other opportunistic investments (“Opportunistic Investments”). We expect that the composition of our portfolio will change over time given our Investment Adviser’s view on, among other things, the economic and credit environment (including with respect to interest rates) in which we are operating.

The growth and development of our Company has been guided by several fundamental tenets:

•	Experienced Investment Team—The Company is managed by an experienced management team of investment professionals with extensive middle market lending experience. Our Adviser’s investment committee that is responsible for reviewing and approving our middle market loan investments (the “CGMSIM Investment Committee”) consists of seasoned investment professionals from across the Global Market Strategies (“GMS”) segment of Carlyle.

•	Attractive Origination Model—The CGMSIM Investment Team’s multi-channel origination model produces attractive investment opportunities through a variety of sources including over 250 private equity firms, other middle market lenders, financial advisors and experienced management teams to source debt investments in middle market companies and to source other high-yielding investments that provide attractive risk-adjusted returns. The CGMSIM Investment Team has cultivated very strong relationships with private equity sponsors and debt capital providers, with whom we work with closely in sourcing and executing transactions.

•	Diligent Investment Strategy—Our investment decisions are based on in-depth, fundamental underwriting and credit research grounded in a conservative credit orientation. This systematic, consistent approach is augmented by industry expertise and tenured underwriting professionals who both lead the CGMSIM Investment Team and serve on the CGMSIM Investment Committee.

•	Leverage the GMS Platform— The Company benefits from the well branded and scalable origination and underwriting platform of GMS. The CGMSIM Investment Team leverages the industry expertise of 11 structured credit research analysts who currently advise the GMS collateralized loan obligations (“CLOs”) funds and cover approximately 17 industries.

•	Leverage the Carlyle Network—Carlyle, a leading global alternative asset manager, provides infrastructure, including back-office support, reporting assistance and accounting resources, and investment insight through proprietary deal flow, industry experience and sector knowledge.

The following highlights illustrate our accomplishments since the commencement of our operations:

•	Capital Commitments and Investments—As of March 15, 2015, we have raised a total of $1.1 billion in total capital commitments in GMS Finance. Of that total, and inclusive of the use of leverage and recycled proceeds from sales and paydowns, we have deployed $552.4 million in 55 funded first lien debt investments, $106.8 million in 17 funded second lien debt investments and $116.5 million in 24 structured finance obligations through December 31, 2014.

•	Credit Facilities—In an effort to effectively manage our liabilities, the Company’s wholly-owned subsidiary, Carlyle GMS Finance SPV LLC (the “Borrower Sub”), amended its senior secured revolving credit facility (as amended, the “Revolving Credit Facility”) and reduced the maximum commitments to $400 million. In addition, on March 21, 2014, the Company entered into a senior secured revolving credit facility (as amended, the “Facility”) with a maximum principal amount of $150 million.

•	Team Enhancements—Our Investment Adviser added a seasoned investment professional to oversee GMS Finance, serving as its president and on the CGMSIM Investment Committee, in August 2014. With past experience of successfully building credit platforms to global scale, reach and experience through the different credit cycles, he plays an important role in the continued growth and expansion of GMS Finance.

•	Strong Management Alignment With Investors—Certain members of Carlyle’s senior management team, Carlyle employees and operating executives, and certain partners and affiliates of Carlyle committed to purchase an aggregate of approximately $43.0 million of common stock in our initial closing of capital commitments (the “Initial Closing”). In addition, the Investment Adviser intends to make, or require individual employees to make, capital commitments to purchase shares in the Company in an amount equal to approximately 25% of all after-tax incentive fees received from the Company.

GMS Finance

GMS Finance is a Maryland corporation formed on February 8, 2012. On May 2, 2013, GMS Finance filed its election to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). GMS Finance has elected to be treated, and intends to continue to comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended, (the “Code”).

On May 2, 2013, GMS Finance completed its Initial Closing and subsequently commenced substantial investment operations. Prior to May 2, 2013, GMS Finance had not commenced operations and was a development stage company as defined by Accounting Standards Codification (“ASC”) 915, Development Stage

Entity. During this time, GMS Finance focused substantially all of its efforts on establishing its business. If GMS Finance has not consummated an initial public offering of its common stock that results in an unaffiliated public float of at least 15% of the aggregate capital commitments received prior to the date of such initial public offering (a “Qualified IPO”) by May 2, 2018, then our Board of Directors (subject to any necessary stockholder approvals and applicable requirements of the Investment Company Act) will use its best efforts to wind down and/or liquidate and dissolve the Company.

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

The Borrower Sub is a Delaware limited liability company that was formed on January 3, 2013. The Borrower Sub invests in first and second lien senior secured loans. The Borrower Sub is a wholly-owned subsidiary of the Company and is consolidated in our consolidated financial statements included in Part II, Item 8 of this Form 10-K commencing from the date of its formation, January 3, 2013.

GMS Finance is externally managed by our Investment Adviser, an investment adviser registered under the Advisers Act. Our Administrator provides the administrative services necessary for us to operate. Both the Investment Adviser and the Administrator are wholly-owned subsidiaries of Carlyle Investment Management L.L.C. (“CIM”), a subsidiary of Carlyle.

As a BDC, GMS Finance is required to comply with certain regulatory requirements. As part of these requirements, the Company must not acquire any assets other than “qualifying assets” specified in the Investment Company Act unless, at the time the acquisition is made, at least 70% of its total assets are qualifying assets (with certain limited exceptions).

GMS Finance has elected to be treated, and intends to continue to comply with the requirements to qualify annually, as a RIC under the Code, and operates in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, GMS Finance must, among other things, meet certain source-of-income and asset diversification requirements and timely distribute to its stockholders generally at least 90% of its investment company taxable income, as defined by the Code, for each year. Pursuant to this election, GMS Finance generally does not have to pay corporate level taxes on any income that it distributes to stockholders, provided that GMS Finance satisfies those requirements.

About Our Adviser

Our investment activities are managed by our Investment Adviser. CGMSIM is responsible for sourcing potential investments, conducting research and due diligence on prospective investments and equity sponsors, analyzing investment opportunities, structuring our investments and monitoring our investments and portfolio companies on an ongoing basis. For providing these services, the Investment Adviser receives fees from us pursuant to an investment advisory agreement (the “Investment Advisory Agreement”). For more information on the Investment Advisory Agreement, including the fees consisting of two components—a base management fee and an incentive fee, see Note 4 to the consolidated financial statements in Part II, Item 8 of this Form 10-K.

The CGMSIM Investment Committee, which also serves as the investment committee to NF Investment Corp. (“NFIC”), is led by Michael J. Petrick, Managing Director of Carlyle, Chairman of the CGMSIM Investment Committee, Head of GMS and Chairman of the GMS Finance and NFIC Boards of Directors and Michael A. Hart, Managing Director of Carlyle, President of GMS Finance and NFIC and member of the GMS Finance and NFIC Boards of Directors. Other members of the CGMSIM Investment Committee include senior GMS investment professionals who are responsible for reviewing and approving our investments. The CGMSIM Investment Committee members are seasoned investment professionals with experience through different credit cycles.

Pursuant to a personnel agreement between the Investment Adviser and The Carlyle Group Employee Co., L.L.C. (“Carlyle Employee Co.”), an affiliate of the Investment Adviser, Carlyle Employee Co. provides the Investment Adviser with access to investment professionals that comprise the CGMSIM Investment Team. As of March 15, 2015, the CGMSIM Investment Team includes a team of approximately 30 investment professionals designated from Carlyle’s GMS platform.

Our executive officers and directors, the employees of the Investment Adviser and members of the CGMSIM Investment Committee serve or may serve as investment advisors, officers, directors or principals of entities or investment funds that operate in the same or a related line of business as we do and/or investment funds, accounts and other similar arrangements advised by Carlyle. An affiliated investment vehicle currently formed, such as NFIC, or formed in the future and managed by the Investment Adviser or its affiliates may have overlapping investment objectives and strategies with our own and, accordingly, may invest in asset classes similar to those targeted by us. As a result, the Investment Adviser and/or its affiliates may face conflicts in allocating investment opportunities between us and such other entities. Accordingly, we may not be given the opportunity to participate in certain investments made by investment funds managed by advisors affiliated with the Investment Adviser. However, the Investment Adviser and its affiliates will endeavor to allocate investment opportunities in a fair and equitable manner and consistent with applicable allocation procedures. See “Risk Factors—Risks Related to Our Business and Structure—There are significant potential conflicts of interest, including the management of NFIC, other funds affiliated with Carlyle by our Investment Adviser’s key investment professionals, which could impact our investment returns” in Part I, Item 1A of this Form 10-K for more information.

Prior to a Qualified IPO, subject to the receipt of any necessary regulatory approvals, CGMSIM intends to make (or require individual employees or entities in which employees own interests to make) capital commitments to purchase shares of our common stock in an aggregate amount equal to approximately 25% of each installment of the net after-tax incentive fees that CGMSIM receives from us. In addition, we have been informed by CGMSIM that, following the completion of a Qualified IPO, CGMSIM intends to purchase shares of our common stock in the open market at a purchase price, in the aggregate, equal to approximately 25% of each installment of the net after-tax incentive fees that CGMSIM receives from us, subject to market conditions. CGMSIM may then distribute those shares to members of the CGMSIM Investment Team.

On February 26, 2014, the SEC granted us and NFIC, as well as future funds advised by CGMSIM, exemptive relief (“Exemptive Relief”) to co-invest in suitable investments, subject to certain terms and conditions in the Exemptive Relief. In addition, we and NFIC may invest alongside other affiliated funds and persons in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations, including the entities’ investment objectives and policies. For example, we may invest alongside such funds consistent with guidance promulgated by the SEC staff permitting us and such other funds to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that CGMSIM, acting on our behalf and on behalf of its other clients, and other affiliated funds and persons negotiates no term other than price.

About Carlyle

Carlyle is one of the world’s largest and most diversified multi-product global alternative asset management firms. Carlyle and its affiliates advise an array of specialized investment funds and other investment vehicles that invest across a range of industries, geographies, asset classes and investment strategies. Since its founding in Washington, D.C. in 1987, Carlyle has grown to become a leading global alternative asset manager with more than $194 billion in assets under management (“AUM”) across 128 funds and 142 fund of funds vehicles as of December 31, 2014. Carlyle has more than 1,650 employees, including more than 700 investment professionals in 40 offices across six continents, and serves over 1,650 active carry fund investors from 78 countries.

Carlyle’s GMS platform was established in 1999 with its first high yield fund. As of December 31, 2014, it advises a group of 69 active funds that pursue investment strategies including long/short credit, long/short emerging markets equities, macroeconomic strategies, commodities trading, and structured transactions, quantitative market strategies, leveraged loans and structured credit, energy mezzanine opportunities, middle market lending and distressed debt.

Primary areas of focus for Carlyle’s GMS teams include:

•	Structured Credit Funds. The structured credit funds invest primarily in performing senior secured bank loans through structured vehicles and other investment vehicles. In 2014, Carlyle closed five new U.S. CLOs and three CLOs in Europe with a total of $3.2 billion and $1.5 billion, respectively, of AUM at December 31, 2014. As of December 31, 2014, the structured credit team advised 47 funds in the United States, Europe, and Asia totaling, in the aggregate, approximately $17 billion in AUM.

•	Distressed and Corporate Opportunities. The distressed and corporate opportunities funds generally invest in liquid and illiquid securities and obligations, including secured debt, senior and subordinated unsecured debt, convertible debt obligations, preferred stock and public and private equity of financially distressed companies in defensive and asset-rich industries. In certain investments, these funds may seek to restructure pre-reorganization debt claims into controlling positions in the equity of reorganized companies. As of December 31, 2014, Carlyle’s distressed and corporate opportunities team advised two funds totaling, in the aggregate, over $1 billion in AUM.

•	Middle Market Finance. The middle market finance business is comprised of Carlyle’s BDCs (including us), a CLO consisting of middle market senior, first lien loans, and Carlyle’s corporate mezzanine funds, which invest in the first-lien, second-lien and mezzanine loans of middle-market companies, typically defined as companies with annual EBITDA ranging from $10 million to $100 million that lack access to the broadly syndicated loan and bond markets. As of December 31, 2014, Carlyle’s middle market investment team advised five funds totaling, in the aggregate, approximately $2 billion in AUM.

•	Energy Mezzanine Opportunities. The energy mezzanine opportunities team invests primarily in privately negotiated mezzanine debt investments in North American energy and power projects and companies. As of December 31, 2014, Carlyle’s energy mezzanine opportunities team advised one fund with approximately $2 billion in AUM.

•	Long/Short Credit. Claren Road Asset Management LLC (“Claren Road”) advises two long/short credit hedge funds focusing on the global high grade and high yield markets totaling, in the aggregate, over $7 billion in AUM as of December 31, 2014. Claren Road seeks to profit from market mispricing of long and/or short positions in corporate bonds and loans, and their derivatives, across investment grade, below investment grade (high yield) or distressed companies.

•	Emerging Market Equity and Macroeconomic Strategies. Emerging Sovereign Group LLC (“ESG”) advises six emerging markets equities and macroeconomic hedge funds with over $5 billion in the aggregate of AUM as of December 31, 2014. ESG’s emerging markets equities funds invest in publicly-traded equities across a range of developing countries. ESG’s macroeconomic funds pursue investment strategies in developed and developing countries, and opportunities resulting from changes in the global economic environment.

•	Commodities. Vermillion Asset Management, a New York-based commodities investment manager (“Vermillion”) advises five hedge funds and one structured product fund totaling, in the aggregate, over $1 billion of AUM as of December 31, 2014. Vermillion’s investment strategies include relative value, enhanced index and long-biased physical commodities, commodity sector-focused funds, and structured transactions. Vermillion seeks to produce positive, uncorrelated returns, through a liquid, relative-value, low volatility approach to trading both physical commodities and their derivatives and structuring transactions in physical commodities.

•	Quantitative Market Strategies. Carlyle Quantitative Market Strategies (“CQMS”) currently manages one hedge fund and one mutual fund, both of which are focused on a balanced risk approach to asset allocation. CQMS seeks to generate long-term capital appreciation with minimal drawdowns by dynamically rebalancing its asset allocation based on changes in volatility and correlation in the financial markets.

NFIC is an externally managed, non-diversified closed-end investment company that has elected to be regulated as a BDC under the Investment Company Act and has elected to be treated as a RIC under the Code. NFIC seeks to achieve its investment objective by investing primarily in Middle Market Senior Loans, subject to, in the case of second lien senior secured loans, a limit of 10% of NFIC’s total assets. In addition, NFIC may invest up to 10% of its total assets in high yield securities whose risk profile, as determined at the sole discretion of the Investment Adviser, is similar to or better than the risk profile of Middle Market Senior Loans. NFIC has the same Adviser and Administrator as us. Refer to the sec.gov website for further information on NFIC.

Carlyle sponsors several investment funds, accounts and other similar arrangements with strategies overlapping with our strategy, including, without limitation, NFIC, Carlyle Energy Mezzanine Opportunities Fund and successor funds, Carlyle Strategic Partners series of funds, as well as carry funds, hedge funds, managed accounts and structured credit CLO funds. The terms of certain of these investment funds, accounts or other similar arrangements require Carlyle to allocate investment opportunities to such investment funds in priority to allocations to other vehicles, such as us. As a result, there are circumstances where investments appropriate for us are instead allocated, in whole or in part, to such other investment funds, accounts or other similar arrangements. Where Carlyle otherwise has discretion to allocate investment opportunities among various funds, accounts and other similar arrangements, it should be noted that Carlyle may determine to allocate such investment opportunities away from us. Apart from the circumstances described above, Carlyle is presented with investment opportunities that generally fall within our investment objective and that of other Carlyle investment funds or managed accounts, whether focused on a debt strategy or otherwise, and in such circumstances Carlyle allocates such opportunities among us and such other Carlyle funds on a basis that Carlyle determines to be fair and reasonable taking into account the sourcing of the transaction, the nature of the investment focus of each such other Carlyle investment fund, the relative amounts of capital available for investment, the nature and extent of involvement in the transaction on the part of the respective teams of investment professionals, any requirements contained in the partnership agreements of such other Carlyle funds and other considerations deemed relevant by Carlyle in good faith. Consistent with the foregoing, Carlyle expects that other Carlyle investment funds will make investments in the debt of private companies. In addition, Carlyle expects that we will make investments in geographic regions in which other Carlyle investment funds have been or may be specifically organized to invest.

In addition, NFIC invests in Middle Market Senior Loans, and thus substantially all investment opportunities that fall within our investment objective also fall within NFIC’s investment objective. On February 26, 2014, the SEC granted us and NFIC, as well as future funds advised by CGMSIM, Exemptive Relief to co-invest in suitable investments, subject to certain terms and conditions in the Exemptive Relief.

While Carlyle and CGMSIM seek to implement their respective allocation processes in a fair and equitable manner under the particular circumstances, there can be no assurance that it will result in equivalent allocation of or participation in investment opportunities or equivalent performance of investments allocated to us as compared to the other entities.

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

Competition

Our primary competitors in providing financing to middle market companies include public and private funds, other BDCs, including affiliated funds, commercial and investment banks, commercial finance companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our potential competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we do, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the Investment Company Act and the Code impose on us. The competitive pressures we face may have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective.

We expect to use the expertise of the members of the CGMSIM Investment Committee and the CGMSIM Investment Team to assess investment risks and determine appropriate pricing for our investments. In addition, we expect that the relationships developed by the CGMSIM Investment Team will enable us to learn about and compete effectively for, financing opportunities with attractive middle market companies in the industries in which we seek to invest. For additional information concerning the competitive risks we face, see Part I, Item 1A of this Form 10-K “Risk Factors—Risks Related to Our Investments—We operate in a highly competitive market for investment opportunities, and compete with investment vehicles sponsored or advised by our affiliates”.

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

Our day-to-day investment operations are managed by CGMSIM. Pursuant to its personnel agreement with Carlyle Employee Co., CGMSIM has access to the members of the CGMSIM Investment Committee, and a team of additional experienced investment professionals who, collectively, comprise the CGMSIM Investment Team. CGMSIM may hire additional investment professionals to provide services to GMS Finance. See Note 7 to the consolidated financial statements in Part II, Item 8 of this Form 10-K.

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

Portfolio Composition

As of December 31, 2014 and 2013, the fair value of our investments was approximately $698.7 million and $212.8 million, respectively, in 72 and 27 portfolio companies/structured finance obligations, respectively.

The type, geography and industry composition of investments—non-controlled/non-affiliated at fair value as of December 31, 2014 and 2013 was each as follows:

	As of December 31,
Type—% of Fair Value	2014	2013
First Lien Debt	73.68%	66.57%
Second Lien Debt	15.44	18.69
Structured Finance Obligations	10.88	14.74

Total	100.00%	100.00%

	As of December 31,
Geography—% of Fair Value	2014	2013
Cayman Islands	10.52%	14.74%
Ireland	1.70	—
United Kingdom	3.51	11.69
United States	84.27	73.57

Total	100.00%	100.00%

	As of December 31,
Industry—% of Fair Value	2014	2013
Aerospace and Defense	8.59%	—%
Automotive	3.37	4.54
Banking, Finance, Insurance & Real Estate	4.09	9.03
Beverage, Food & Tobacco	—	3.73
Business Services	9.06	11.72
Capital Equipment	1.42	—
Chemicals, Plastics & Rubber	2.36	5.52
Construction & Building	2.58	—
Consumer Services	5.94	3.91
Containers, Packaging & Glass	4.02	2.12
Durable Consumer Goods	4.57	5.78
Energy: Electricity	1.19	—
Energy: Oil & Gas	1.74	5.89
Environmental Industries	2.98	4.60
Healthcare & Pharmaceuticals	7.64	10.05
High Tech Industries	5.25	7.03
Hotel, Gaming & Leisure	1.23	—
Media: Advertising, Printing & Publishing	0.96	3.15
Metals & Mining	1.47	—
Non-durable Consumer Goods	3.73	5.39
Retail	1.83	—
Software	3.95	—
Structured Finance	10.88	14.74
Telecommunications	4.01	2.80
Transportation: Cargo	2.79	—
Transportation: Consumer	1.57	—
Utilities: Electric	0.84	—
Wholesale	1.94	—

Total	100.00%	100.00%

See the Consolidated Schedules of Investments as of December 31, 2014 and 2013 in our consolidated financial statements in Part II, Item 8 of this Form 10-K for more information on these investments, including a list of companies and type and amount of investments.

Investment Process—Middle Market Senior Loans

We view our investment process as consisting of four distinct phases described below:

Origination. Our Investment Adviser sources middle market investment opportunities through the CGMSIM Investment Team’s extensive network of relationships with private equity firms, other middle market senior lenders, and investment and commercial banks. The CGMSIM Investment Team supplements these relationships through personal visits and marketing campaigns focused on maximizing investment deal flow. It is their responsibility to identify specific opportunities, to refine opportunities through candid exploration of the underlying facts and circumstances and to apply creative and flexible thinking to solve clients’ financing needs. The origination personnel are located in New York and California. Each originator maintains long-standing relationships with potential sources of deal flow and is responsible for covering a specified target market. We believe those originators’ strength and breadth of relationships across a wide range of markets generate numerous financing opportunities, which should enable our Investment Adviser to be highly selective in recommending investments.

Credit Evaluation. Our Investment Adviser utilizes a systematic, consistent approach to credit evaluation with a particular focus on an acceptable level of debt repayment and deleveraging under a “base case” set of projections, which we refer to as the “Base Case,” which typically reflects a more conservative estimate than the set of projections provided by a prospective portfolio company, which we refer to as the “Management Case.” In addition, our Investment Adviser leverages the industry-specific expertise within the GMS platform. Our Investment Adviser has access to 11 GMS Structured Credit research analysts who cover approximately 17 industries and advise GMS’ CLO funds. The key criteria that our Investment Adviser considers include (i) strong and resilient underlying business fundamentals, (ii) a substantial equity cushion in the form of capital ranking junior in right of payment to our investment and (iii) a conclusion that the overall Base Case and in some cases a “downside case” allows for adequate debt repayment and deleveraging. Our Investment Adviser focuses on the criteria for evaluating prospective portfolio companies discussed above under “Competitive Strengths.” In evaluating a particular company, our Investment Adviser puts more emphasis on credit considerations (such as (i) debt repayment and deleveraging under a Base Case set of projections, (ii) the ability of the company to maintain a modest liquidity cushion under a Base Case set of projections, and (iii) the ability of the company to service its fixed charge obligations under a Base Case set of projections) than on profit potential and loan pricing. Our Investment Adviser’s due diligence process for middle market credits typically entails:

•	a thorough review of historical and pro forma financial information;

•	on-site visits;

•	meetings with management;

•	a review of loan documents and material contracts;

•	third-party “quality of earnings” accounting due diligence;

•	when appropriate, background checks on key managers;

•	third-party research relating to the company’s business, industry, markets, products and services and competitors;

•	the commission of third-party market studies when appropriate; and

•	sensitivity of Management Case projections

Execution. In executing transactions for us, our Investment Adviser applies a thorough, consistent approach to credit evaluation, and maintains discipline with respect to credit, pricing and structure to ensure the ultimate success of the financing. Upon completion of due diligence, the investment professionals working on a proposed portfolio investment deliver a memorandum to the CGMSIM Investment Committee. Once an investment has been approved by a majority of the CGMSIM Investment Committee, including an affirmative vote by the Chairman of the CGMSIM Investment Committee or his designee, it moves through a series of steps, including initial documentation using standard document templates and the establishment of negotiating boundaries, final documentation, including resolution of business points and the execution of original documents held in escrow. Upon completion of final documentation, a loan is funded after execution of a final closing memorandum.

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

As part of the monitoring process, our Investment Adviser has developed risk policies pursuant to which it regularly assesses the risk profile of each of our debt investments and rates each of them based on the following categories, which we refer to as “Internal Risk Ratings”:

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

Our Investment Adviser monitors and, when appropriate, changes the investment ratings assigned to each debt investment in our portfolio. In connection with our quarterly valuation process, our Investment Adviser reviews our investment ratings on a regular basis. The following table summarizes the Internal Risk Ratings as of December 31, 2014 and 2013:

	December 31, 2014		December 31, 2013
	Fair Value	% of Fair Value	Fair Value	% of Fair Value
(dollar amounts in millions)
Internal Risk Rating 1	$55.6	8.93%	$—	—%
Internal Risk Rating 2	517.1	83.04	181.4	100.00
Internal Risk Rating 3	41.0	6.58	—	—
Internal Risk Rating 4	9.0	1.45	—	—
Internal Risk Rating 5	—	—	—	—
Internal Risk Rating 6	—	—	—	—

Total	$622.7	100.00%	$181.4	100.00%

Investment Process—Structured Finance Obligations

For Opportunistic Investments, our Investment Adviser seeks to leverage the GMS platform to identify investments that fit our investment mandate. We use the proprietary deal flow generated by the GMS platform to enhance portfolio returns. Our Investment Adviser’s evaluation of structured finance obligations for investment opportunities begins with due diligence. The due diligence focuses on appropriate factors, such as the manager, underlying assets, ratings, structure and key risks. Information is derived from a number of sources, including third-party structured finance analysis platforms. The structured finance obligations deal committee reviews and approves each deal. The structured finance obligations deal committee includes a majority of the members of the CGMSIM Investment Committee and is chaired by Mr. Petrick, the Chairman of the CGMSIM Investment Committee, the Chairman of our Board of Directors and Head of GMS. As part of our monitoring process, our Investment Adviser has developed risk policies pursuant to which it regularly assesses the risk profile of each of the structured finance obligation investments. As of December 31, 2014 and 2013, we had no structured finance obligations on the Watch List.

Election to be Taxed as a RIC

The Company has elected to be treated, and intends to continue to comply with the requirements to qualify annually, as a RIC under the Code. As a RIC, we generally do not have to pay corporate-level U.S. federal income taxes on any income that we distribute to our stockholders as dividends. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. In addition, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary taxable income plus the excess of realized net short-term capital gains over realized net long-term capital losses (the “Annual Distribution Requirement”). The following discussion assumes that we qualify as a RIC and have satisfied the Annual Distribution Requirement.

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

We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the Investment Company Act. Under these limits, except for registered money market funds, we generally cannot acquire more than 3% of the voting stock of any investment company, invest more than 5% of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of investment companies in the aggregate. The portion of our portfolio invested in securities issued by investment companies ordinarily will subject our stockholders to additional indirect expenses. Our investment portfolio is also subject to diversification requirements by virtue of our intended status to be a RIC for U.S. tax purposes. See Part I, Item 1A of this Form 10-K “Risk Factors—Risks Related to Our Business and Structure” for more information.

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

Temporary Investments

Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as “temporary investments,” so that 70% of our assets are qualifying assets. We may also invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our gross assets constitute repurchase agreements from a single counterparty, we would not meet the diversification tests in order to qualify as a RIC. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Our Investment Adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”) imposes a wide variety of new regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect us. For example:

•	pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our President and Chief Financial Officer must certify the accuracy of the financial statements contained in our periodic reports;

•	pursuant to Item 307 of Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;

•	pursuant to Rule 13a-15 of the Exchange Act, our management must prepare a report regarding its assessment of our internal control over financial reporting starting with this Form 10-K and, starting from the date on which we cease to be an emerging growth company under the JOBS Act, must obtain an audit of the effectiveness of internal control over financial reporting performed by our independent registered public accounting firm; and

•	pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the 1934 Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We will continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.

Proxy Voting Policies and Procedures

We have delegated our proxy voting responsibility to our Investment Adviser, CGMSIM. The Proxy Voting Policies and Procedures of CGMSIM are set forth below. These guidelines are reviewed periodically by CGMSIM and our non-interested directors, and, accordingly, are subject to change.

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

CGMSIM’s proxy voting decisions will be made by the CGMSIM Investment Committee. To ensure that the vote is not the product of a conflict of interest, CGMSIM will require that: (1) anyone involved in the decision making process disclose to the CGMSIM Investment Committee, and disinterested directors, any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (2) employees involved in the decision making process or vote administration are prohibited from revealing how CGMSIM intends to vote on a proposal in order to reduce any attempted influence from interested parties.

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

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, as well as reports on Forms 3, 4 and 5 regarding directors, officers or 10% beneficial owners of us, filed or furnished pursuant to section 13(a), 15(d) or 16(a) of the Exchange Act, are available on our website (http://carlyle.com/our-business/global-market-strategies/carlyle-gms-finance-inc).

Stockholders and the public may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (www.sec.gov) that contains such information.

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

The global capital markets have been in a period of disruption for an extended period of time as evidenced by a lack of liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of certain major financial institutions. In addition, since 2011 speculation regarding the inability of Greece and certain other European countries to pay their national debt, the response by Eurozone policy makers to mitigate sovereign debt risk and the concerns regarding the stability of the Eurozone currency have resulted in downgrades or downgrade reviews of the debt of Eurozone sovereigns and financial institutions and created uncertainty in the credit markets. Despite actions of the United States federal government and foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. While recent market conditions have improved somewhat, there have been continuing periods of volatility and there can be no assurance that adverse market conditions will not repeat themselves or worsen in the future. As long as these conditions persist, we and other companies in the financial services sector may have limited access, if available, to alternative markets for debt and equity capital. Equity capital may be difficult to raise to the extent we complete an initial public offering and commence trading on an exchange because, subject to some limited exceptions which will apply to us, as a BDC we will generally not be able to issue additional shares of our common stock at a price less than net asset value. In addition, our ability to incur indebtedness (including by issuing preferred stock) is limited by applicable regulations such that our asset coverage, as defined in the Investment Company Act, must equal at least 200% immediately after each time we incur indebtedness. The debt capital that will be available, if at all, may be at a higher cost and on less favorable terms and conditions in the future. Any inability to raise capital could have a negative effect on our business, financial condition and results of operations.

Given the extreme volatility and dislocation in the capital markets over the past several years, many BDCs have faced, and may in the future face, a challenging environment in which to raise or access capital. In addition, significant changes in the capital markets, including the extreme volatility and disruption over the past several years, has had, and may in the future have, a negative effect on the valuations of our investments and on the potential for liquidity events involving these investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity). As a result, volatility in the capital markets can adversely affect our investment valuations. Further, the illiquidity of our investments may make it difficult for us to sell such investments if required and to value such investments. As a result, we may realize significantly less than the value at which we will have recorded our investments. In addition, significant changes in the capital markets may have a negative effect on the valuations of our investments and on the potential for liquidity events involving our investments. An inability to raise capital, and any required sale of our investments for liquidity purposes, could have a material adverse impact on our business, financial condition or results of operations.

The downgrade of the U.S. credit rating and uncertainty about financial stability could have a significant adverse effect on our business, results of operations and financial condition.

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

Also, to the extent uncertainty regarding any economic recovery in Europe continues to negatively impact consumer confidence and consumer credit factors, our business and results of operations could be significantly and adversely affected.

On December 18, 2013, the U.S. Federal Reserve announced that it would scale back its bond-buying program, or quantitative easing, which is designed to stimulate the economy and expand the Federal Reserve’s holdings of long-term securities until key economic indicators, such as the unemployment rate, show signs of improvement. The Federal Reserve signaled it would reduce its purchases of long-term Treasury bonds and would scale back on its purchases of mortgage-backed securities.

It is unclear what effect, if any, the incremental reduction in the rate of the U.S. Federal Reserve’s monthly purchases will have on the value of our investments. However, it is possible that absent continued quantitative easing by the Federal Reserve, these developments could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms.

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

Many of the portfolio companies in which we make investments may be susceptible to economic slowdowns or recessions and may be unable to repay the loans we made to them during these periods. Therefore, our non-performing assets may increase and the value of our portfolio may decrease during these periods as we are required to record our investments at their current fair value. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our and our portfolio companies’ funding costs, limit our and our portfolio companies’ access to the capital markets or result in a decision by lenders not to extend credit to us or our portfolio companies. These events could prevent us from increasing investments and harm our operating results.

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

We have been in a period of capital markets disruption and instability; as a result, we may be unable to launch or complete a Qualified IPO of our common stock or list our shares on a recognized exchange.

As noted above, the U.S. and global capital markets have been in a period of disruption and instability for a prolonged period of time. While recent market conditions have improved somewhat, there have been continuing periods of volatility and there can be no assurance that adverse market conditions will not repeat themselves or worsen in the future. A prolonged period of market illiquidity may have an adverse effect on our business, financial condition and results of operations. Unfavorable economic conditions could also increase our portfolio companies’ funding costs, limit their access to the capital markets or result in a decision by lenders not to extend credit to them. These events could limit our investment originations, limit their ability to grow, negatively impact our operating results, and delay or prevent us from launching or completing a Qualified IPO of our common stock or listing our shares on a recognized exchange.

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

Our Adviser was organized in February 2012 and has a limited operating history. Additionally, our Adviser, the members of the CGMSIM Investment Team, Carlyle and our Directors and Executive Officers have limited prior experience managing the Company, and the investment philosophy and techniques used by our Investment Adviser to manage an SEC-reporting company may differ from the investment philosophy and techniques previously employed by the investment team in identifying and managing past investments. Accordingly, we can offer no assurance that we will replicate the historical performance of other businesses or companies with which the CGMSIM Investment Team has been affiliated, and our investment returns could be substantially lower than the returns achieved by such other companies.

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

We may need additional capital to fund growth in our investments. We have issued and expect to issue additional equity securities in connection with the private offering of our shares of common stock to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), and other applicable securities laws (the “Private Offering”) and expect to continue to borrow from financial institutions. A reduction in the availability of new capital could limit our ability to grow. We must distribute at least 90% of our investment company taxable income to our stockholders to maintain our RIC status. As a result, any such cash earnings may not be available to fund investment originations. We have borrowed under the Revolving Credit Facility and Facility and in the future may borrow under additional debt facilities from financial institutions and issue additional debt and equity securities. If we fail to obtain funds from such sources or from other sources to fund our investments, it could limit our ability to grow, which may have an adverse effect on the value of our securities. In addition, as a BDC, our ability to borrow or issue preferred stock may be restricted if our total assets are less than 200% of our total borrowings and preferred stock.

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

Furthermore, any failure to comply with the requirements imposed on BDCs by the Investment Company Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants. In addition, upon approval of a majority of our stockholders, we may elect to withdraw our status as a BDC. If we decide to withdraw our election, or if we otherwise fail to qualify, or maintain our qualification, as a BDC, we may be subject to substantially greater regulation under the Investment Company Act as a closed-end investment company. Compliance with such regulations would significantly decrease our operating flexibility, and could significantly increase our cost of doing business.

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

As part of our business strategy, we, including through our wholly-owned subsidiary, borrow from and may in the future issue additional senior debt securities to banks, insurance companies and other lenders. Holders of these loans or senior securities would have fixed-dollar claims on our assets that are superior to the claims of our stockholders. If the value of our assets decreases, leverage will cause our net asset value to decline more sharply than it otherwise would have without leverage. Similarly, any decrease in our income would cause our net income to decline more sharply than it would have if we had not borrowed. This decline could negatively affect our ability to make dividend payments on our common stock. Our ability to service our borrowings depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. In addition, the management fees are payable based on our gross assets, including cash and assets acquired through the use of leverage, which may give our Adviser an incentive to use leverage to make additional investments. See “—We may be obligated to pay our Investment Adviser even if we incur a loss.” The amount of leverage that we employ will depend on our Investment Adviser’s and our Board of Directors’ assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us.

Our credit facilities also impose financial and operating covenants that restrict our business activities, remedies on default and similar matters. As of December 31, 2014, we are in compliance with the covenants of our credit facilities. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. Accordingly, although we believe we will continue to be in compliance, we cannot assure you that we will continue to comply with the covenants in our credit facilities. Failure to comply with these covenants could result in a default. If we were unable to obtain a waiver of a default from the lenders or holders of that indebtedness, as applicable, those lenders or holders could accelerate repayment under that indebtedness. An acceleration could have a material adverse impact on our business, financial condition and results of operations. Lastly, we may be unable to obtain additional leverage, which would, in turn, affect our return on capital.

As of December 31, 2014, we had $308.4 million of outstanding consolidated indebtedness, which would have an annualized interest cost of 2.17% under the terms of our credit facilities, excluding fees (such as fees on undrawn amounts and amortization of upfront fees), to the extent the amount remains outstanding. Since we generally pay interest at a floating rate on our credit facilities, an increase in interest rates will generally increase our borrowing costs. We expect that our annualized interest cost and returns required to cover interest will increase after we issue debt securities.

Changes in interest rates may increase our cost of capital, reduce the ability of our portfolio companies to service their debt obligations and decrease our net investment income.

General interest rate fluctuations and changes in credit spreads on floating rate loans may have a substantial negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our rate of return on invested capital, our net investment income and our net asset value. Substantially all of our debt investments will have variable interest rates that reset periodically based on benchmarks such as LIBOR and the prime rate, so an increase in interest rates from their historically low present levels may make it more difficult for our portfolio companies to service their obligations under the debt investments that we will hold. In addition, to the extent we borrow money to make investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income to the extent we use debt to finance our investments. In periods of rising interest rates, our cost of funds would increase, which could reduce our net investment income.

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

Our portfolio securities may not have a readily available market price and, in such a case, we will value these securities at fair value as determined in good faith under procedures adopted by our Board of Directors, which valuation is inherently subjective and may not reflect what we may actually realize for the sale of the investment.

A large percentage of our portfolio investments are in the form of debt investments that are not publicly traded. The fair value of these securities is not readily determinable. We value these investments on at least a quarterly basis in accordance with our valuation policy, which is at all times consistent with accounting principles generally accepted in the United States (“US GAAP”). Our Board of Directors utilizes the services of a third-party valuation firm to aid it in determining the fair value of these investments. The Board of Directors discusses valuations and determines the fair value in good faith based on the input of our Investment Adviser and the third-party valuation firm. The participation of our Investment Adviser in our valuation process could result in a conflict of interest, since the management fees are based in part on our gross assets and also because our Investment Adviser is receiving performance-based incentive fees. The factors that are considered in the fair value pricing of our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparisons to publicly-traded companies, discounted cash flow, relevant credit market indices, and other relevant factors. Because such valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. In addition, the valuation of these types of securities may result in substantial write-downs and earnings volatility.

Our net asset value as of a particular date may be materially greater than or less than the value that would be realized if our assets were to be liquidated as of such date. For example, if we were required to sell a certain asset or all or a substantial portion of its assets on a particular date, the actual price that we would realize upon the disposition of such asset or assets could be materially less than the value of such asset or assets as reflected in our net asset value. Volatile market conditions could also cause reduced liquidity in the market for certain assets, which could result in liquidation values that are materially less than the values of such assets as reflected in our net asset value.

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

There are significant potential conflicts of interest, including the management of NFIC and other funds affiliated with Carlyle by our Investment Adviser’s key investment professionals, which could impact our investment returns.

Our executive officers and directors, as well as the other current and future principals of our Investment Adviser, CGMSIM, may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do. Currently, our executive officers, as well as the other principals of our Investment Adviser, CGMSIM, manage other funds affiliated with Carlyle. In addition, the CGMSIM Investment Team has responsibilities for sourcing and managing U.S. middle market debt investments for NFIC. Accordingly, they have obligations to investors in NFIC, the fulfillment of which obligations may not be in the best interests of, or may be adverse to the interests of, us or our stockholders.

In addition, we note that any affiliated investment vehicle currently existing, or formed in the future, and managed by our Investment Adviser or its affiliates, including Carlyle, may, notwithstanding different stated investment objectives, have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. As a result, CGMSIM may face conflicts in allocating investment opportunities between us and such other entities. Although CGMSIM will endeavor to allocate investment opportunities in a fair and equitable manner, it is possible that, in the future, we may not be given the opportunity to participate in investments made by investment funds managed by our Investment Adviser or an investment manager affiliated with our Investment Adviser, including Carlyle. In any such case, when CGMSIM identifies an investment, it will be forced to choose which investment fund should make the investment.

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

Carlyle considers its “One Carlyle” philosophy and the ability of its professionals to communicate and collaborate across funds, industries and geographies one of its significant competitive strengths. As a result of the expansion of its platform into various lines of business in the alternative asset management industry, Carlyle is subject to a number of actual and potential conflicts of interest and subject to greater regulatory oversight than that to which it would otherwise be subject if it had just one line of business. In addition, as Carlyle expands its platform, the allocation of investment opportunities among its investment funds, including us, is expected to become more complex. In addressing these conflicts and regulatory requirements across Carlyle’s various businesses, Carlyle has and may continue to implement certain policies and procedures (for example, information barriers). As a practical matter, the establishment and maintenance of such information barriers means that collaboration between our investment professionals across various platforms or with respect to certain investments may be limited, reducing potential synergies that Carlyle has cultivated across these businesses through its “One Carlyle” approach. In addition, we may come into possession of material non-public information with respect to issuers in which we may be considering making an investment. As a consequence, we may be precluded from providing such information or other ideas to other funds affiliated with Carlyle that benefit from such information. To the extent we or any other funds affiliated with Carlyle fail to appropriately deal with any such conflicts, it could negatively impact our reputation or Carlyle’s reputation and our ability to raise additional funds and the willingness of counterparties to do business with us or result in potential litigation against us. Our communications with Carlyle Corporate Private Equity, Real Asset and Solutions personnel are subject to certain restrictions as set forth in Carlyle’s information barrier policy. In that regard, it is not generally expected the investment personnel involved in our day-to-day affairs will discuss any issuer-specific information with other members of Carlyle outside the GMS group. In addition to the information barriers between GMS and Private Equity, Real Assets and Solutions, there is an information barrier between different fund groups within GMS.

In the ordinary course of business, we may enter into transactions with affiliates and portfolio companies that may be considered related party transactions. In order to ensure that we do not engage in any prohibited transactions with any persons affiliated with us, we have implemented certain policies and procedures whereby certain of our executive officers screen each of our transactions for any possible affiliations between the proposed portfolio investment, us, companies controlled by us, any stockholders that own more than 5% of us and our employees and directors. We will not enter into any agreements unless and until we are satisfied that doing so will not raise concerns under the Investment Company Act or, if such concerns exist, we have taken appropriate actions to seek Board of Directors review and approval or SEC exemptive relief for such transaction. Our Board of Directors will review these procedures on an annual basis.

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

We entered into a royalty-free License Agreement with CIM, pursuant to which CIM has granted us a non-exclusive license to use the name “Carlyle.” Under the License Agreement, we have the right to use the “Carlyle” name for so long as CGMSIM or one of its affiliates remains our Investment Adviser. In addition, we pay CGMSFA, an affiliate of CGMSIM, its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including, compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and their respective staff who provide services to us, operations staff who provide services to us, and internal audit staff in their role of performing our Sarbanes-Oxley Act internal control assessment. These arrangements create conflicts of interest that our Board of Directors monitors.

The valuation process for certain of our portfolio holdings creates a conflict of interest.

Many of our portfolio investments are expected to be made in the form of securities that are not publicly traded. As a result, our Board of Directors determines the fair value of these securities in good faith as described above in “—There is uncertainty as to the value of our portfolio investments.” In connection with that determination, investment professionals of CGMSIM provide our Board of Directors with valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. In addition, the interested directors on our Board of Directors have an indirect pecuniary interest in CGMSIM. The participation of CGMSIM’s investment professionals in our valuation process, and the indirect pecuniary interest in our Investment Adviser by the interested directors on our Board of Directors, could result in a conflict of interest as CGMSIM’s management fees are based, in part, on our gross assets and our incentive fees are based, in part, on unrealized gains and losses.

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

Our fee structure may induce our Investment Adviser to pursue speculative investments and incur leverage, and investors may bear the cost of multiple levels of fees and expenses.

The incentive fees payable by us to CGMSIM may create an incentive for CGMSIM to pursue investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The incentive fees payable to our Investment Adviser are calculated based on a percentage of our return on invested capital. This may encourage our Investment Adviser to use leverage to increase the return on our investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would impair the value of our common stock. In addition, the Investment Adviser receives the incentive fees based, in part, upon net capital gains realized on our investments. Unlike that portion of the incentive fees based on income, there is no hurdle rate applicable to the portion of the incentive fees based on net capital gains. As a result, the Investment Adviser may have a tendency to invest more capital in investments that are likely to result in capital gains as compared to income producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.

The “catch-up” portion of the incentive fees may encourage CGMSIM to accelerate or defer interest payable by portfolio companies from one calendar quarter to another, potentially resulting in fluctuations in timing and dividend amounts.

Moreover, because the base management fees payable to our Adviser are payable based on our gross assets, including those assets acquired through the use of leverage, CGMSIM has a financial incentive to incur leverage which may not be consistent with our stockholders’ interests.

We may invest, to the extent permitted by law, in the securities and instruments of other investment companies, including private funds, and, to the extent we so invest, bear our ratable share of any such investment company’s expenses, including management and performance fees. We also remain obligated to pay management and incentive fees to CGMSIM with respect to the assets invested in the securities and instruments of other investment companies. With respect to each of these investments, each of our stockholders bear his or her share of the management and incentive fees of CGMSIM as well as indirectly bearing the management and performance fees and other expenses of any investment companies in which we invest.

We will become subject to corporate-level income tax if we are unable to qualify and maintain our qualification as a regulated investment company under Subchapter M of the Code.

Although we have elected to be treated as a RIC under Subchapter M of the Code for 2013 and intend to continue to elect to be so treated in succeeding tax years, no assurance can be given that we will be able to qualify for and maintain RIC status. To obtain and maintain RIC tax treatment under the Code, we must meet the following annual distribution, income source and asset diversification requirements.

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

A “publicly offered regulated investment company” is a RIC whose shares are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. We currently do not qualify as a publicly offered RIC; we may qualify as a publicly offered RIC for future taxable years. For any period that we are not a publicly offered RIC, a non-corporate stockholder’s allocable portion of our affected expenses, including our management fees, is treated as an additional distribution to the stockholder and is deductible by such stockholder only to the extent permitted under the limitations described below. For non-corporate stockholders, including individuals, trusts, and estates, significant limitations generally apply to the deductibility of certain expenses of a non-publicly offered RIC, including advisory fees. In particular, these expenses, referred to as miscellaneous itemized deductions, are deductible to an individual only to the extent they exceed 2% of such a stockholder’s adjusted gross income, and are not deductible for alternative minimum tax purposes.

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

As a public entity, we are subject to the reporting requirements of the Exchange Act and requirements of the Sarbanes-Oxley Act. These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting, which are discussed below. See Part I, Item 1 of this Form 10-K “Business—Our Regulatory Structure—Regulation as a Business Development Company—Sarbanes-Oxley Act of 2002.” In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls, significant resources and management oversight is required. We will continue to implement procedures, processes, policies and practices for the purpose of addressing the standards and requirements applicable to public companies. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We expect to incur significant additional annual expenses related to these steps and, among other things, directors’ and officers’ liability insurance, director fees, reporting requirements of the SEC, transfer agent fees, additional administrative expenses payable to our Administrator to compensate them for hiring additional accounting, legal and administrative personnel, increased auditing and legal fees and similar expenses.

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

We are obligated to maintain proper and effective internal control over financial reporting. Failure to achieve and maintain effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and the value of our common stock.

We are obligated to maintain proper and effective internal control over financial reporting, including the internal control evaluation and certification requirements of Section 404 of the Sarbanes-Oxley Act (“Section 404”). We will not be required to comply with all of the requirements under Section 404 until the date we are no longer an emerging growth company under the JOBS Act. Accordingly, our internal controls over financial reporting do not currently meet all of the standards contemplated by Section 404 that we will eventually be required to meet. Specifically, we are required to conduct annual management assessments of the effectiveness of our internal controls over financial reporting. However, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the date we are no longer an emerging growth company under the JOBS Act.

If we are not able to implement the applicable requirements of Section 404 in a timely manner or with adequate compliance, our operations, financial reporting or financial results could be adversely affected. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of applicable stock exchange listing rules, and result in a breach of the covenants under the agreements governing any of our financing arrangements. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements could also suffer if we or our independent registered public accounting firm were to report a material weakness in our internal controls over financial reporting. This could materially adversely affect us and lead to a decline in the market price of our common stock, to the extent we have completed a Qualified IPO.

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

Certain investors are limited in their ability to make significant investments in us.

Private funds that are excluded from the definition of “investment company” either pursuant to Section 3(c)(1) or 3(c)(7) of the Investment Company Act are restricted from acquiring directly or through a controlled entity more than 3% of our total outstanding voting stock (measured at the time of the acquisition). Investment companies registered under the Investment Company Act are also subject to this restriction as well as other limitations under the Investment Company Act that would restrict the amount that they are able to invest in our securities. As a result, certain investors may be precluded from acquiring additional shares, at a time that they might desire to do so.

Stockholders may be subject to the short-swing profits rules under the Exchange Act as a result of an investment in us.

Persons with the right to appoint a director or who hold 10% or more of a class of our shares may be subject to Section 16(b) of the Exchange Act, which recaptures for the benefit of the issuer profits from the purchase and sale of registered stock within a six-month period.

Investors in the Private Offering are subject to transfer restrictions.

Prior to the completion of a Qualified IPO, investors who participate in the Private Offering may not sell, assign, transfer or otherwise dispose of (in each case, a “Transfer”) any common stock unless (i) we give consent and (ii) the Transfer is made in accordance with applicable securities laws. No Transfer will be effectuated except by registration of the Transfer on our books. Each transferee must agree to be bound by these restrictions and all other obligations as an investor in us. Following completion of a Qualified IPO, investors will be restricted from selling or disposing of their shares of common stock contractually by a lock-up agreement with the underwriters of the IPO and secondary offerings, and by the terms of the subscription agreement entered into by the Company and each investor in connection with the Private Offering. It is possible that, once we are no longer accepting new commitments, we may seek to implement a program intended to provide limited liquidity and price discovery to holders of our common stock through an auction process; however, there can be no assurance that such a program will, in fact, be established or, if established, will provide meaningful levels of liquidity. In the event we implement such a program, investors would be subject to conditions and limitations on Transfers of our common stock made through the program.

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

A failure in our operational systems or infrastructure, or those of third parties, as well as cyber-attacks could significantly disrupt our business or negatively affect our liquidity, financial condition or results of operations.

We rely heavily on our and third parties’ financial, accounting, information and other data processing systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. We face various security threats on a regular basis, including ongoing cyber security threats to and attacks on our information technology infrastructure that are intended to gain access to our proprietary information, destroy data or disable, degrade or sabotage our systems. These security threats could originate from a wide variety of sources, including unknown third parties outside the Company. Although we are not currently aware that we have been subject to cyber-attacks or other cyber incidents which, individually or in the aggregate, have materially affected our operations or financial condition, there can be no assurance that the various procedures and controls we utilize to mitigate these threats will be sufficient to prevent disruptions to our systems. If any of these systems do not operate properly or are disabled for any reason or if there is any unauthorized disclosure of data, whether as a result of tampering, a breach of our network security systems, a cyber-incident or attack or otherwise, we could suffer substantial financial loss, increased costs, a disruption of our businesses, liability to our funds and fund investors, regulatory intervention or reputational damage. In addition, we operate in businesses that are highly dependent on information systems and technology. Our information systems and technology may not continue to be able to accommodate our growth, and the cost of maintaining such systems may increase from its current level. Such a failure to accommodate growth, or an increase in costs related to such information systems, could have a material adverse effect on us.

Furthermore, we depend on our and our Investment Adviser’s headquarters in New York, New York, where most of our executives, investment professionals and administrative and operations personnel are located, for the continued operation of our business. Disasters, such as natural disasters, pandemics, events arising from local or larger scale political or social matters or weather events, or disruptions in the infrastructure that supports our businesses, such as sudden electrical or telecommunications outages, could have a material adverse impact on our ability to continue to operate our business without interruption. Our disaster recovery programs may not be sufficient to mitigate the harm that may result from such disasters or disruptions. In addition, insurance and other safeguards might only partially reimburse us for our losses, if at all.

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

We are required to separately file with the SEC a notice that such activities have been disclosed in our quarterly and annual reports, and the SEC is required to post this notice of disclosure on its website and send the report to the U.S. President and certain U.S. Congressional committees. The U.S. President thereafter is required to initiate an investigation and, within 180 days of initiating such investigation, to determine whether sanctions should be imposed. Disclosure of such activity, even if such activity is not subject to sanctions under applicable law, and any sanctions actually imposed on us or our affiliates as a result of these activities, could harm our reputation and have a negative impact on our business. In the past, we have disclosed such dealings and transactions and to date, we have not received notice of any investigation into such activities.

Our Investment Adviser can resign upon 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

Our Investment Adviser has the right, under the Investment Advisory Agreement, to resign at any time upon 60 days’ written notice, whether we have found a replacement or not. If our Investment Adviser resigns, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the value of our shares may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our Investment Adviser and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our financial condition, business and results of operations. Moreover, the termination by our Investment Adviser of our Investment Advisory Agreement for any reason will be an event of default under the Revolving Credit Facility, which could result in the immediate acceleration of the amounts due under the Revolving Credit Facility. Similarly, it will be an event of default under the Facility if our Investment Adviser or an affiliate of our Investment Adviser ceases to manage us, which could result in the immediate acceleration of the amounts due under the Facility.

Our Administrator can resign from its role as Administrator under the Administration Agreement, and a suitable replacement may not be found, resulting in disruptions that could adversely affect our business, results of operations and financial condition.

Our Administrator has the right to resign under the Administration Agreement upon 60 days’ written notice, whether a replacement has been found or not. If our Administrator resigns, it may be difficult to find a new administrator or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms, or at all. If a replacement is not found quickly, our business, results of operations and financial condition are likely to be adversely affected and the value of our common stock may decline. Even if a comparable service provider or individuals to perform such services are retained, whether internal or external, their integration into our business and lack of familiarity with our investment objective may result in additional costs and time delays that may materially adversely affect our business, results of operations and financial condition.

Any of our three sub-administrators can resign from their respective roles pursuant to the Carlyle Employee Co. Sub-Administration Agreement, the CELF Sub-Administration Agreement and the State Street Sub-Administration Agreement, and suitable replacements may not be found, resulting in disruptions that could adversely affect our business, results of operations and financial condition.

Each of Carlyle Employee Co., CELF and State Street has the right to resign under their respective agreements, the Carlyle Employee Co. Sub-Administration Agreement, the CELF Sub-Administration Agreement and the State Street Sub-Administration Agreement, upon 60 days’ written notice, whether a replacement has been found or not. If any of our sub-administrators resign, it may be difficult to find a new administrator or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms, or at all. If a replacement is not found quickly, our business, results of operations and financial condition are likely to be adversely affected and the value of our common stock may decline. Even if a comparable service provider or individuals to perform such services are retained, whether internal or external, their integration into our business and lack of familiarity with our investment objective may result in additional costs and time delays that may materially adversely affect our business, results of operations and financial condition.

Risks Related to Our Investments

We operate in a highly competitive market for investment opportunities, and compete with investment vehicles sponsored or advised by our affiliates.

A number of entities compete with us to make the types of investments that we target in leveraged companies. We compete with other BDCs, public and private funds, commercial and investment banks, commercial finance companies and, to the extent they provide an alternative form of financing, private equity funds, some of which may be affiliates of us. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we do, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the Investment Company Act and the Code impose on us. The competitive pressures we face may have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective.

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

In addition, the Investment Company Act and the Code impose numerous constraints on the operations of BDCs and RICs that do not apply to the other types of investment vehicles. For example, under the Investment Company Act, BDCs are required to invest at least 70% of their total assets primarily in securities of qualifying U.S. private companies or thinly traded public companies, cash, cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less from the time of investment. The CGMSIM Investment Team’s limited experience in managing a portfolio of assets under such constraints may hinder their respective ability to take advantage of attractive investment opportunities and, as a result, achieve our investment objectives.

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

Unitranche Loans. Unitranche loans provide leverage levels comparable to a combination of first lien and second lien or subordinated loans, and may rank junior to other debt instruments issued by the portfolio company. Unitranche loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a heightened risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. From the perspective of a lender, in addition to making a single loan, a unitranche loan may allow the lender to choose to participate in the “first out” tranche, which will generally receive priority with respect to payments of principal, interest and any other amounts due, or to choose to participate only in the “last out” tranche, which is generally paid after the first out tranche is paid. We may participate in “first out” or “last out” tranches of unitranche loans or make single unitranche loans.

Second Lien Senior Secured Loans and Junior Debt Investments. Our second lien senior secured loans are subordinated to first lien loans and our junior debt investments, such as mezzanine loans, generally are subordinated to both first lien and second lien loans and have junior security interests or may be unsecured. As such, to the extent we hold second lien senior secured loans and junior debt investments, holders of first lien loans may be repaid before us in the event of a bankruptcy or other insolvency proceeding. This may result in an above average amount of risk and loss of principal.

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

Although we do not intend to focus our investments in any specific industries, our portfolio may be concentrated in a limited number of portfolio companies and industries. Beyond the asset diversification requirements associated with our qualification as a RIC under Subchapter M of the Code and under the Revolving Credit Facility and Facility, we do not have fixed guidelines for diversification, and while we do not target any specific industries, our investments may be concentrated in relatively few industries. As a result, the aggregate returns we will realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of one or more investments. Additionally, a downturn in any particular industry in which we are invested could also significantly impact the aggregate returns we realize.

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

In addition, lenders can be subject to lender liability claims for actions taken by them where they become too involved in the borrower’s business or exercise control over the borrower. For example, we could become subject to a lender liability claim (alleging that we misused our influence on the borrower for the benefit of its lenders), if, among other things, the borrower requests significant managerial assistance from us and we provide that assistance.

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

Although we may do so in the future, currently we do not intend to hold controlling equity positions in our portfolio companies. Our non-controlling investments may be acquired through trading activities or through direct purchases of securities from the portfolio company. In addition, we may acquire minority equity interests in large transactions in which our level of control over the equity investment is limited. Accordingly, we may not be able to control decisions relating to a minority equity investment, including decisions relating to the management and operation of the portfolio company and the timing and nature of any exit. As a result, we are subject to the risk that a portfolio company may make business decisions with which we disagree, and that the management and/or stockholders of a portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity of the investments that we typically hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company and may therefore suffer a decrease in the value of our investments. If any of the foregoing were to occur, our financial condition, results of operations and cash flow could suffer as a result.

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

The rights we may have with respect to the collateral securing the debt investments we make in our portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of senior debt. Under such an intercreditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens: the ability to cause the commencement of enforcement proceedings against the collateral; the ability to control the conduct of such proceedings; the approval of amendments to collateral documents; releases of liens on the collateral; and waivers of past defaults under collateral documents. We may not have the ability to control or direct such actions, even if our rights are adversely affected.

Our investments in foreign securities may involve significant risks in addition to the risks inherent in U.S. investments.

Our investment strategy contemplates investments in debt securities of foreign companies. Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. As a result of investing in foreign securities, we may be subject to withholding and other foreign taxes with respect to those securities. We do not expect to satisfy the conditions necessary to pass through to our stockholders their share of the foreign taxes paid by us. In addition, interest income derived from loans to foreign companies is not eligible to be distributed to our non-U.S. stockholders free from U.S. withholding tax and, unless Congress extends the exemption from U.S. withholding tax for dividend distributions paid out of certain “qualified short-term capital gains”, short-term capital gains derived from the sale of foreign securities is also not eligible to be distributed to our non-U.S. stockholders free from U.S. withholding tax. For further discussion of the exemption from U.S. withholding tax for dividend distributions paid out of certain “qualified short-term capital gains”, see “Risk Factors—Risks Related to an Investment in Our Securities— Unless Congress renews certain exemptions that expired for taxable years commencing after December 31, 2014, certain dividend distributions we make to certain non-U.S. stockholders will be subject to U.S. withholding tax” below.

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

If we engage in hedging transactions, we may expose ourselves to risks associated with such transactions. We may utilize instruments such as forward contracts, credit default swaps, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates, credit risk premiums, and market interest rates. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions should increase. It may not be possible to hedge against an exchange rate or interest rate fluctuation at an acceptable price that is generally anticipated. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the effect of the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. Income derived from hedging transactions is generally not eligible to be distributed to non-U.S. stockholders free from U.S. withholding tax. We may determine not to hedge against particular risks, including if we determine that available hedging transactions are not available at an appropriate price.

We are dependent upon our Investment Adviser’s key investment professionals for our future success.

We depend on the diligence, skill and network of business contacts of the CGMSIM Investment Team and the GMS platform to source appropriate investments for us. We depend on members of the CGMSIM Investment Team to appropriately analyze our investments and the CGMSIM Investment Committee to approve and monitor our middle market portfolio investments. The CGMSIM Investment Committee, together with the other members of the CGMSIM Investment Team, evaluate, negotiate, structure, close and monitor our investments. Our future success will depend on the continued availability of the members of the CGMSIM Investment Committee and the other investment professionals available to CGMSIM. Neither we nor CGMSIM has employment agreements with these individuals or other key personnel, and we cannot provide any assurance that unforeseen business, medical, personal or other circumstances would not lead any such individual to terminate his or her relationship with us. The loss of Messrs. Petrick and Hart, or any of the other senior investment professionals to which CGMSIM has access, could have a material adverse effect on our ability to achieve our investment objective as well as on our financial condition and results of operations. In addition, our contract with CGMSIM is terminable by either party upon 60 days’ notice, and we can offer no assurance that CGMSIM will remain our Investment Adviser.

We may face other restrictions on our ability to liquidate our investment in a portfolio companies.

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

Our taxable income is expected to differ from our income determined in accordance with US GAAP and to be a factor considered by our Board in determining the amount and frequency of our dividends.

The character of income and gains to be distributed by us is determined in accordance with U.S. federal income tax regulations that may differ from the determination of income in accordance with US GAAP, particularly as it relates to our CLO equity investments. Taxable income on our CLO equity investments is based upon the distributable share or earnings as determined under tax regulations, which may be consistent with the cash flows generated by those investments, while our income for US GAAP purposes from these investments is currently based upon an effective yield calculation. Accordingly, taxable income attributed to a CLO equity investment can be significantly different from the calculation of income on these investments for financial reporting purposes. In general, we expect our annual taxable income from our CLO equity investments to be higher than our income from these investments determined in accordance with US GAAP on the basis of actual cash received. The minimum distribution requirements applicable to companies like us that have elected to be treated as “regulated investment companies” for U.S. federal income tax purposes require us to distribute to our stockholders at least 90% of our investment company taxable income each year. We expect our Board of Directors to consider, among other factors, these minimum distribution requirements in determining the amount and frequency of our dividends.

Unless Congress renews certain exemptions that expired for taxable years commencing after December 31, 2014, certain dividend distributions we make to certain non-U.S. stockholders will be subject to U.S. withholding tax.

In recent years, Congress has renewed the rules under which dividend distributions by RICs paid out of certain “qualified net interest income” (generally, our U.S.-source interest income, other than certain contingent interest and interest from obligations of a corporation or partnership in which we are at least a 10% stockholder, reduced by expenses that are allocable to such income) or “qualified short term capital gains” (generally, the excess of our net short term capital gain over our long term capital loss for such taxable year) qualified for a generally applicable exemption from U.S. withholding tax for non-U.S. stockholders. As a result, a non-U.S. stockholder could receive dividends paid out of “qualified net interest income” or “qualified short term capital gains” free of U.S. withholding tax if (as normally would be the case) the stockholder would not have been subject to U.S. withholding tax if it had received the underlying interest income or short-term capital gains directly. While the exemptions expired at the end of 2013, a one year extension of the exemptions (applicable to dividends distributed in taxable years commencing before December 31, 2014) was enacted in December 2014. There can be no assurance that Congress will extend the exemption for taxable years beginning after December 31, 2014, or that any such extension will apply to dividends that we distribute before the date of such extension. Due to uncertainty with respect to any extension (or retroactive application to distributions before the date of any extension), our paying agent will withhold on distributions after December 31, 2014 that would otherwise qualify as dividends paid out of “qualified net interest income” or “qualified short term capital gains” at the applicable withholding tax rate. A failure to extend the exemption for interest-related dividends would not affect the treatment of non-U.S. stockholders that qualify for an exemption from U.S. withholding tax on dividends by reason of their special status (for example, foreign government-related entities and certain pension funds resident in favorable treaty jurisdictions).

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We maintain our principal executive office at 520 Madison Avenue, 38th Floor, New York, NY 10022. We do not own any real estate.

Item 3. Legal Proceedings

The Company may become party to certain lawsuits in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. The Company is not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against the Company. See also Note 9 to the consolidated financial statements in Part II, Item 8 of this Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities (dollar amounts in thousands, except per share data)

Market Information

Until the completion of a Qualified IPO, our outstanding common stock will be offered and sold in transactions exempt from registration under the Securities Act under Section 4(2) and Regulation D, as well as under Regulation S under the Securities Act. There is no established public trading market for our common stock currently, nor can we give any assurance that one will develop.

Holders

As of March 27, 2015, there were approximately 1,511 holders of record of our common stock.

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

We have elected to be treated, and intend to continue to qualify annually, as a RIC. To maintain our qualification as a RIC, we must, among other things, distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, to our stockholders on an annual basis. In order to avoid certain excise taxes imposed on RICs, we intend to distribute during each calendar year an amount at least equal to the sum of: (1) 98% of our ordinary income for the calendar year; (2) 98.2% of our capital gain net income (both long-term and short-term) for the one-year period ending on October 31 of the calendar year; and, (3) any ordinary income and capital gain net income (both long-term and short-term) for preceding years that were not distributed during such years and on which we paid no U.S. federal income tax. In addition, although we currently intend to distribute realized net capital gains (i.e., net long term capital gains in excess of short term capital losses), if any, at least annually, we may in the future decide to retain such capital gains for investment, pay U.S. federal income tax on such amounts at regular corporate tax rates, and elect to treat such gains as deemed distributions to stockholders. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, to the extent that we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the Investment Company Act or if distributions are limited by the terms of any of our borrowings.

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

The following table summarizes the Company’s dividends declared and payable through the quarter ended March 31, 2015:

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount	Annualized Dividend Yield (1)
March 13, 2014	March 31, 2014	April 14, 2014	$0.19	$2,449	4.76%
June 26, 2014	June 30, 2014	July 14, 2014	$0.27	$3,481	5.52%
September 12, 2014	September 18, 2014	October 9, 2014	$0.44	$5,956	9.23%
December 19, 2014	December 29, 2014	January 26, 2015	$0.35	$6,276	8.17%
March 11, 2015	March 13, 2015	April 17, 2015(2)	$0.37	$7,833	8.58%

(1)	Annualized dividend yield is calculated by dividing declared dividend by the weighted average of the net asset value for the quarter and annualizing over 4 quarterly periods.
(2)	Payable on or about April 17, 2015.

During the year ended December 31, 2013, no dividends or distributions had been declared or paid by the Company.

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

Item 6. Selected Financial Data

The tables below set forth our selected consolidated historical financial data for the periods indicated. The selected consolidated historical financial data as of and for the years ended December 31, 2014 and 2013 have been derived from our audited consolidated financial statements, which are included in “Financial Statements and Supplementary Data” in Part II, Item 8 of this Form 10-K.

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

	For the years ended December 31,
	2014	2013
(dollar amounts in thousands, except per share data)
Consolidated Statements of Operations Data
Income
Total investment income	$32,984	$4,969
Expenses
Net expenses	18,724	6,638
Net investment income (loss)	14,260	(1,669)
Net realized gain (loss) on investments—non-controlled/non-affiliated	72	63
Net change in unrealized appreciation (depreciation) on investments—non-controlled/non-affiliated	(8,718)	(321)
Net increase (decrease) in net asset resulting from operations	5,614	(1,927)
Basic and diluted earnings per common share	0.43	(0.64)
Dividends declared per common share (1)	$1.25	$—

(1)	Cumulative per share dividends declared by the Company’s Board of Directors for the year ended December 31, 2014. The Company’s Board of Directors did not declare a dividend during the year ended December 31, 2013.

	December 31,
	2014	2013
(dollar amounts in thousands, except per share data)
Consolidated Statements of Assets and Liabilities Data
Investments—non-controlled/non-affiliated, at fair value	$698,662	$212,807
Cash	8,754	42,010
Total assets	716,720	260,967
Secured borrowings	308,441	66,822
Total liabilities	378,463	74,965
Total net assets	338,257	186,002
Net assets per share	$18.86	$19.42

Other Data:
Number of portfolio companies/structured finance obligations at year end	72	27
Average funded investments in new portfolio companies/structured finance obligations	10,597	6,751
Total return based on net asset value (1)	3.55%	(2.90%)
Weighted average yield of first lien and second lien debt at fair value (2)	6.58%	6.88%
Weighted average yield of first lien and second lien debt at amortized cost (2)	6.51%	6.85%

(1)

Total return based on net asset value equals the change in net asset value during the year plus the declared dividends for the years ended December 31, 2014 and 2013, divided by the beginning net asset value for the year. This calculation is adjusted for additional shares issued related to dividends paid, thereby assuming reinvestment of dividends distributed in connection with the dividend reinvestment plan. Total return based on change in net asset value for the year ended December 31, 2013 was calculated for the period from commencement of operations through December 31, 2013. Total return does not reflect taxes paid on distributions or placement fees paid on capital drawdowns, if any. The Company’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

Total return for the years ended December 31, 2014 and 2013 was inclusive of $0.09 and $0.32, respectively, per share increase in net asset value related to the offering price of subscriptions. Excluding the effects of the higher offering price of subscriptions, total return would have been 3.09% and (4.50%), respectively (Refer to Note 7 in Part II, Item 8 of this Form 10-K for additional information).
(2)	Yields do not include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of December 31, 2014 and 2013. Actual yields earned over the life of each investment could differ materially from the yields presented above.

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

Carlyle GMS Finance, Inc. (“we,” “us,” “our,” “GMS Finance,” or the “Company”) is a Maryland corporation formed on February 8, 2012, and structured as an externally managed, non-diversified closed-end investment company. On May 2, 2013, GMS Finance filed its election to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). GMS Finance has elected to be treated, and intends to continue to comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended, (the “Code”).

GMS Finance’s investment objective is to generate current income and capital appreciation primarily through debt investments in U.S. middle market companies, which we define as companies with approximately $10 million to $100 million of earnings before interest, taxes, depreciation and amortization (“EBITDA”). GMS Finance seeks to achieve its investment objective by investing primarily in first lien (which may include unitranche loans and the first-out and last-out tranches thereof) and second lien senior secured loans (collectively, “Middle Market Senior Loans”). The Middle Market Senior Loans are generally made to private U.S. middle market companies that are, in many cases, controlled by private equity firms. Depending on market conditions, GMS Finance expects that between 70% and 80% of the value of its assets will be invested in Middle Market Senior Loans, with the balance invested in higher-yielding investments, which may include middle market junior loans such as corporate mezzanine loans, equity co-investments, broadly syndicated first lien senior secured loans and second lien loans, high-yield bonds, structured finance obligations and/or other opportunistic investments. We expect that the composition of our portfolio will change over time given our Investment Adviser’s view on, among other things, the economic and credit environment (including with respect to interest rates) in which we are operating.

PORTFOLIO AND INVESTMENT ACTIVITY

The fair value of our investments was approximately $698,662 comprised of 72 portfolio companies/structured finance obligations as of December 31, 2014. The fair value of our investments was approximately $212,807 comprised of 27 portfolio companies/structured finance obligations as of December 31, 2013.

The Company’s investment activity for the years ended December 31, 2014 and 2013 is presented below (information presented herein is at amortized cost unless otherwise indicated):

	For the years ended December 31,
	2014	2013
Investments—non-controlled/non-affiliated:
Total Investments—non-controlled/non-affiliated as of January 1	$213,128	$—
New investments	614,622	216,445
Net accretion of discount on securities	1,108	65
Net realized gain (loss) on investments	72	63
Investments sold or repaid	(121,229)	(3,445)

Total Investments—non-controlled/non-affiliated as of December 31	$707,701	$213,128

Principal amount of investments funded:
First Lien Debt	$457,212	$143,396
Second Lien Debt	80,790	41,000
Structured Finance Obligations	115,638	55,882

Total	$653,640	$240,278

Principal amount of investments sold or repaid:
First Lien Debt	$(77,040)	$(485)
Second Lien Debt	(9,500)	—
Structured Finance Obligations	(31,363)	(8,000)

Total	$(117,903)	$(8,485)

Number of new funded investments	58	32
Average new funded investment amount	$10,597	$6,751
Percentage of new funded debt investments at floating rates	98%	100%
Percentage of new funded debt investments at fixed rates	2%	0%

As of December 31, 2014 and 2013, investments—non-controlled/non-affiliated consisted of the following:

	December 31, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt	$517,450	$514,787	$141,510	$141,676
Second Lien Debt	111,261	107,874	40,636	39,767
Structured Finance Obligations	78,990	76,001	30,982	31,364

Total	$707,701	$698,662	$213,128	$212,807

The weighted average yields (1) for our first and second lien debt, based on the amortized cost and fair value as of December 31, 2014 and 2013, were as follows:

	December 31, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt	6.01%	6.04%	6.24%	6.23%
Second Lien Debt	8.86%	9.14%	8.97%	9.16%

(1)	Yields do not include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of December 31, 2014 and 2013. Actual yields earned over the life of each investment could differ materially from the yields presented above.

RESULTS OF OPERATIONS

For the years ended December 31, 2014 and 2013

The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and losses and net change in unrealized appreciation and depreciation.

Investment Income

Interest income for the years ended December 31, 2014 and 2013 was as follows:

	For the years ended December 31,
	2014	2013
Interest income from non-controlled/non-affiliated investments:
First Lien Debt	$18,028	$2,837
Second Lien Debt	5,716	648
Structured Finance Obligations	9,233	1,474
Cash and cash equivalents	7	10

Total investment income	$32,984	$4,969

The increase in interest income for the year ended December 31, 2014 was driven by our deployment of capital and increasing invested balance. As of December 31, 2014 and 2013, the size of our portfolio was $707,701 and $213,128, respectively, at amortized cost, with total principal amount of investments outstanding of $767,530 and $231,793, respectively. As of December 31, 2014 and 2013, the weighted average yield of our first and second lien debt was 6.51% and 6.85%, respectively, on amortized cost.

Interest income on our first and second lien debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of December 31, 2014 and 2013, all of our first and second lien debt investments were performing and current on their interest payments. Interest income from structured finance obligations is recorded based upon an estimation of an effective yield to expected maturity utilizing assumed cash flows. The effective yield is updated periodically based on payments received and expected future payments. In estimating these cash flows, there are a number of assumptions that are subject to uncertainties, including the amount timing of principal payments which are impacted by prepayments, repurchases, defaults, delinquencies and liquidations of or within the CLO funds. These uncertainties are difficult to predict and are subject to future events that could have impacted the Company’s estimates if the information was known at the time. As a result, actual results may differ significantly from these estimates.

Net investment income (loss) for the years ended December 31, 2014 and 2013, was as follows:

	For the years ended December 31,
	2014	2013
Total investment income	$32,984	$4,969
Net expenses	(18,724)	(6,638)

Net investment income (loss)	$14,260	$(1,669)

Expenses

	For the years ended December 31,
	2014	2013
Base management fees	$6,559	$937
Incentive fees	3,578	—
Organization expenses	—	1,426
Professional fees	2,169	1,723
Administrative service fees	626	650
Interest expense	3,648	353
Credit facility fees	3,052	1,164
Directors’ fees and expenses	395	322
Transfer agency fees	135	84
Other general and administrative	748	291
Waiver of base management fees	(2,186)	(312)

Net expenses	$18,724	$6,638

Interest expense and credit facility fees for the years ended December 31, 2014 and 2013 were comprised of the following:

	For the years ended December 31,
	2014	2013
Interest expense	$3,648	$353
Facility unused commitment fee	1,129	602
Amortization of deferred financing costs	1,820	513
Other fees	103	49

Total interest expense and credit facility fees	$6,700	$1,517

Cash paid for interest expense	$2,882	$94

The increase in interest expense for the year ended December 31, 2014 was driven by increased usage of the facilities and increased deployment of capital to investments. For the year ended December 31, 2014, unused commitment fees and amortization of deferred financing costs increased related to fees associated with a second credit facility, the Facility, which closed on March 21, 2014. Additionally, for the year ended December 31, 2014, $827 of the amortization of deferred financing costs represents the prorated financing costs that were immediately expensed in lieu of continuing to amortize over the term of the Revolving Credit Facility related to the amendment that reduced commitments in the Revolving Credit Facility. For the year ended December 31, 2014, the average interest rate was 2.18% and average principal debt outstanding was $164,980. For the period from August 8, 2013 (initial date the Company borrowed under the Revolving Credit Facility) through December 31, 2013, the average interest rate was 1.98% and average principal debt outstanding was $44,063.

Increased base management fees (and related waiver of base management fees) and incentive fees related to pre-incentive fee net investment income for the year ended December 31, 2014 were driven by our deployment of capital and increasing invested balance. For the year ended December 31, 2014, base management fees were $4,373 (net of waiver of $2,186), incentive fees related to pre-incentive fee net investment income were $3,578 and there were no incentive fees related to realized capital gains. For the year ended December 31, 2014, we recorded no accrued capital gains incentive fees based upon our cumulative net realized and unrealized appreciation/(depreciation) as of December 31, 2014. The accrual for any capital gains incentive fee under accounting principles generally accepted in the United States (“US GAAP”) in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. See Note 4 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for more information on the incentive and base management fees.

Organization expenses include expenses incurred in the initial formation of the Company. Professional fees include legal, rating agencies, audit, tax, valuation, technology and other professional fees incurred related to the management of the Company. Administrative service fees represent fees paid to the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including our allocable portion of the cost of certain of our executive officers and their respective staff. Other general and administrative expenses include insurance, filing, research, subscriptions and other costs. Professional fees and other general and administrative expenses increased for the year ended December 31, 2014 driven by the increased deployment of capital.

Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) on Investments

During the years ended December 31, 2014 and 2013, the Company had a change in unrealized appreciation on 25 and 16 investments, respectively, totaling approximately $2,931 and $1,509, respectively, which was offset by a change in unrealized depreciation on 65 and 13 investments, respectively, totaling approximately $11,649 and $1,830, respectively.

	For the years ended December 31,
	2014	2013
Net realized gain (loss) on investments—non-controlled/non-affiliated	$72	$63
Net change in unrealized appreciation (depreciation) on investments—non-controlled/non-affiliated	(8,718)	(321)

Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	$(8,646)	$(258)

Net realized gain (loss) and net change in unrealized appreciation (depreciation) for the years ended December 31, 2014 and 2013 was as follows:

	For the years ended December 31,
	2014		2013
Type	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)
First Lien Debt	$—	$(2,829)	$3	$166
Second Lien Debt	120	(2,518)	—	(869)
Structured Finance Obligations	(48)	(3,371)	60	382

Total	$72	$(8,718)	$63	$(321)

Net change in unrealized depreciation for the year ended December 31, 2014, in our investments, was primarily due to a widening spread environment during the last six months of the year.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company generates cash from the net proceeds of offerings of our common stock and through cash flows from operations, including investment sales and repayments as well as income earned on investments and cash equivalents. We may also fund a portion of our investments through borrowings under the Borrower Sub’s Revolving Credit Facility (as defined below) and/or the Company’s Facility (as defined below). The Borrower Sub closed on May 24, 2013 on a senior secured revolving credit facility (as amended, the “Revolving Credit Facility”), which was subsequently amended on June 30, 2014 (the “First Amendment”). The Revolving Credit Facility provides for secured borrowings during the applicable revolving period up to an amount equal to the lesser of $400,000, the borrowing base as calculated pursuant to the terms of the Revolving Credit Facility, and the amount of net cash proceeds and unpledged capital commitments the Company has received with an accordion feature that can, subject to certain conditions, increase the aggregate maximum credit commitment up to an amount not to exceed $750,000, subject to restrictions imposed on borrowings under the Investment Company Act and certain restrictions and conditions set forth in the Revolving Credit Facility, including adequate collateral to support such borrowings. The Revolving Credit Facility imposes financial and operating covenants on us and Borrower Sub that restrict our and its business activities. Continued compliance with these covenants will depend on many factors, some of which are beyond our control. The Company closed on March 21, 2014 on a senior secured revolving credit facility (as amended, the “Facility”), which was subsequently amended on January 8, 2015 (the “First Facility Amendment Effective Date”). The maximum principal amount of the Facility is $150,000, subject to availability under the Facility, which is based on certain advance rates multiplied by the value of the Company’s portfolio investments (subject to certain concentration limitations) net of certain other indebtedness that the Company may incur in accordance with the terms of the Facility. Proceeds of the Facility may be used for general corporate purposes, including the funding of portfolio investments. Maximum capacity under the Facility may be increased to $225,000 through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Facility includes a $20,000 limit for swingline loans and a $5,000 limit for letters of credit. Subject to certain exceptions, the Facility is secured by a perfected first-priority security interest in substantially all of the portfolio investments held by each of the Company and certain domestic subsidiaries of the Company (such subsidiaries collectively, the “Guarantors”) and the Company’s unfunded investor equity capital commitments (provided that the amount of unfunded capital commitments ultimately available to the lenders is limited to $100,000). The Company is required to cause the Guarantors to guaranty the Facility. The pledge of unfunded investor equity capital commitments shall be released once $100,000 of incremental capital has been called and received by the Company subsequent to the First Facility Amendment Effective Date. The Facility includes customary covenants, including certain financial covenants related to asset coverage, shareholders’ equity and liquidity, certain limitations on the incurrence of additional indebtedness and liens, and other maintenance covenants, as well as usual and customary events of default for senior secured revolving credit facilities of this nature.

Although we believe that we and the Borrower Sub will remain in compliance, there are no assurances that we or the Borrower Sub will continue to comply with the covenants in the Facility and Revolving Credit Facility, as applicable. Failure to comply with these covenants could result in a default under the Facility and/or Revolving Credit Facility that, if we or the Borrower Sub were unable to obtain a waiver from the applicable lenders, could result in the immediate acceleration of the amounts due under the Facility and/or Revolving Credit Facility, and thereby have a material adverse impact on our business, financial condition and results of operations.

For more information on the Revolving Credit Facility and Facility, see Note 5 to the consolidated financial statements in Part II, Item 8 of this Form 10-K.

The primary use of existing funds and any funds raised in the future is expected to be for investments in portfolio companies, repayment of indebtedness, cash distributions to our stockholders and for other general corporate purposes.

As of December 31, 2014 and 2013, the Company had $8,754 and $42,010, respectively, in cash. The facilities of the Company and the Borrower Sub consisted of the following as of December 31, 2014 and 2013:

	December 31, 2014
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Revolving Credit Facility	$400,000	$246,441	$153,559	$10,557
Facility	150,000	62,000	88,000	58,623

Total	$550,000	$308,441	$241,559	$69,180

	December 31, 2013
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Revolving Credit Facility	$500,000	$66,822	$433,178	$18,616

Total	$500,000	$66,822	$433,178	$18,616

(1)	The unused portion is the amount upon which commitment fees are based.
(2)	Available for borrowing based on the computation of collateral to support the borrowings.

Equity Activity

There were $252,114 and $877,406 of commitments made to the Company during the years ended December 31, 2014 and 2013, respectively. As of December 31, 2014 and 2013, the Company had $1,129,522 and $877,408, respectively, in total capital commitments from stockholders, of which $776,750 and $689,405, respectively, was unfunded. As of December 31, 2014 and 2013, certain directors had committed $1,750 in capital commitments to the Company.

Shares issued as of December 31, 2014 and 2013 were 17,932,697 and 9,575,990, respectively.

The following table summarizes activity in the number of shares of our common stock outstanding during the years ended December 31, 2014 and 2013:

	For the years ended December 31,
	2014	2013
	Common stock shares in issue	Common stock shares in issue
Shares in issue, beginning of year	9,575,990	100
Common stock issued	8,354,987	9,575,890
Reinvestment of Dividends	1,720	—

Shares in issue, end of year	17,932,697	9,575,990

Contractual Obligations

A summary of our significant contractual payment obligations was as follows as of December 31, 2014 and 2013:

	Secured Borrowings
Payment Due by Period	December 31, 2014	December 31, 2013
Less than 1 Year	$—	$—
1-3 Years	—	—
3-5 Years	62,000	—
More than 5 Years	246,441	66,822

Total	$308,441	$66,822

For more information on the Revolving Credit Facility and Facility, see Note 5 to the consolidated financial statements in Part II, Item 8 of this Form 10-K.

As of December 31, 2014 and 2013, $246,441 and $66,822, respectively, of secured borrowings were outstanding under the Revolving Credit Facility, and $62,000 and $0, respectively, were outstanding under the Facility. For the years ended December 31, 2014 and 2013, we incurred $3,648 and $353, respectively, of interest expense and $1,129 and $602, respectively, of unused commitment fees.

OFF BALANCE SHEET ARRANGEMENTS

In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnifications or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in these consolidated financial statements as of December 31, 2014 and 2013, included in Part II, Item 8 of this Form 10-K, for any such exposure.

We may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments.

The Company had the following commitments to fund delayed draw senior secured loans, none of which were funded:

	Par Value As of
	December 31, 2014	December 31, 2013
Total unfunded delayed draw commitments	$9,500	$3,000

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

The following table summarizes the Company’s dividends declared and payable through the quarter ended March 31, 2015:

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount	Annualized Dividend Yield (1)
March 13, 2014	March 31, 2014	April 14, 2014	$0.19	$2,449	4.76%
June 26, 2014	June 30, 2014	July 14, 2014	$0.27	$3,481	5.52%
September 12, 2014	September 18, 2014	October 9, 2014	$0.44	$5,956	9.23%
December 19, 2014	December 29, 2014	January 26, 2015	$0.35	$6,276	8.17%
March 11, 2015	March 13, 2015	April 17, 2015(2)	$0.37	$7,833	8.58%

(1)	Annualized dividend yield is calculated by dividing declared dividend by the weighted average of the net asset value for the quarter and annualizing over 4 quarterly periods.
(2)	Payable on or about April 17, 2015.

During the year ended December 31, 2013, no dividends or distributions had been declared or paid by the Company.

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

Securities/instruments that are illiquid or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of the Investment Adviser or the Board of Directors, does not represent fair value shall each be valued as of the measurement date using all techniques appropriate under the circumstances and for which sufficient data is available. These valuation techniques may vary by investment and include comparable public market valuations, comparable precedent transaction valuations and/or discounted cash flow analyses. The process generally used to determine the applicable value is as follows: (i) the value of each portfolio company or investment is initially reviewed by the investment professionals responsible for such portfolio company or investment and, for non-traded investments, a standardized template designed to approximate fair market value based on observable market inputs, updated credit statistics and unobservable inputs is used to determine a preliminary value, which is also reviewed alongside consensus pricing, where available; (ii) preliminary valuation conclusions are documented and reviewed by a valuation committee comprised of members of senior management; (iii) the Board of Directors engages a third-party valuation firm to provide positive assurance on portions of the Middle Market Senior Loans portfolio each quarter (such that each non-traded investment is reviewed by a third-party valuation firm at least once on a rolling twelve month basis) including a review of management’s preliminary valuation and conclusion on fair value; (iv) the Audit Committee of the Board of Directors (the “Audit Committee”) reviews the assessments of the Investment Adviser and the third-party valuation firm, and provides the Board of Directors with any recommendations with respect to changes to the fair value of each investment in the portfolio; and (v) the Board of Directors discusses the valuation recommendations of the Audit Committee and determines the fair value of each investment in the portfolio in good faith based on the input of the Investment Adviser and, where applicable, the third-party valuation firm.

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

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of December 31, 2014 and 2013.

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

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

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

The significant unobservable inputs used in the fair value measurement of the Company’s investments in first and second lien debt securities are discount rates and indicative quotes. Significant increases in discount rates would result in a significantly lower fair value measurement. Significant decreases in indicative quotes in isolation may result in a significantly lower fair value measurement.

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

See Note 3 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for further information on fair value measurements.

Use of Estimates

The preparation of consolidated financial statements included in Part II, Item 8 of this Form 10-K in conformity with US GAAP requires management to make assumptions and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the statements and the reported amounts of revenues and expenses during the reporting period. Management’s estimates are based on historical experiences and other factors, including expectations of future events that management believes to be reasonable under the circumstances. It also requires management to exercise judgment in the process of applying the Company’s accounting policies. Assumptions and estimates regarding the valuation of investments and their resulting impact on base management and incentive fees involve a higher degree of judgment and complexity and these assumptions and estimates may be significant to the consolidated financial statements included in Part II, Item 8 of this Form 10-K. Actual results could differ from these estimates and such differences could be material.

Investments

Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment without regard to unrealized appreciation or depreciation previously recognized, and includes investments charged off during the period, net of recoveries. Net change in unrealized appreciation or depreciation on investments as presented in the Consolidated Statements of Operations included in Part II, Item 8 of this Form 10-K reflects the net change in the fair value of investments, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

Revenue Recognition

Interest from Investments and Realized Gain/Loss on Investments

Interest income is recorded on an accrual basis and includes the accretion of discounts and amortization of premiums. Discounts from and premiums to par value on securities purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of investments represents the original cost, including origination fees, adjusted for the accretion of discounts and amortization of premiums, if any. At time of exit, the realized gain or loss on an investment is the difference between the amortized cost at time of exit and the cash received at exit using the specific identification method.

The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity.

Interest income from investments in the “equity” class of collateralized loan obligation (“CLO”) funds, which we refer to as “structured finance obligations”, is recorded based upon an estimation of an effective yeild to expected maturity utilizing assumed cash flows in accordance with ASC 325-40, Beneficial Interests in Securitized Financials Assets. We monitor the expected cash inflows from our CLO equity investments, including the expected residual payments and the effective yield is determined and updated periodically. In estimating these cash flows, there are a number of assumptions that are subject to uncertainties, including the amount and timing of principal payments which are impacted by prepayments, repurchases, defaults, delinquencies and liquidations of or within the CLO funds. These uncertainties are difficult to predict and are subject to future events that could have impacted the Company’s estimates if the information was known at the time. As a result, actual results may differ significantly from these estimates. Interest income from investments in the notes of CLO funds, which are also referred to as “structured finance obligations”, is recorded based upon the interest rate.

Other Income

Other income may include income such as consent, waiver and amendment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive fees for guaranteeing the outstanding debt of a portfolio company. Such fees will be amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in other assets in the Consolidated Statements of Assets and Liabilities included in Part II, Item 8 of this Form 10-K.

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

RELATED PARTY TRANSACTIONS

Investment Advisory Agreement

On April 3, 2013, the Company’s Board of Directors, including a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the Investment Company Act (“Independent Directors”),

approved the Investment Advisory Agreement between the Company and the Investment Adviser in accordance with, and on the basis of an evaluation satisfactory to such directors as required by, Section 15(c) of the Investment Company Act. The initial term of the Investment Advisory Agreement is two years from April 3, 2013 and, unless terminated earlier, the Investment Advisory Agreement will renew automatically for successive annual periods, provided that such continuance is specifically approved at least annually by the vote of the Board of Directors and by the vote of a majority of the Independent Directors. On March 11, 2015, the Company’s Board of Directors, including a majority of the Independent Directors, approved the continuance of the Advisory Agreement for a one year period. The Investment Advisory Agreement will automatically terminate in the event of an assignment and may be terminated by either party without penalty upon at least 60 days’ written notice to the other party. Subject to the overall supervision of the Board of Directors, the Investment Adviser provides investment advisory services to the Company. For providing these services, the Investment Adviser receives fees from the Company consisting of two components—a base management fee and an incentive fee.

Prior to a Qualified IPO, the base management fees are calculated and payable quarterly in arrears at an annual rate of 1.50% of the average daily gross assets of the Company for the period adjusted for share issuances or repurchases, excluding any cash and cash equivalents and including assets acquired with leverage from use of the Revolving Credit Facility and Facility (see Note 5 “Borrowings” in Part II, Item 8 of this Form 10-K). For purposes of this calculation, cash and cash equivalents include any temporary investments in cash-equivalents, U.S. government securities and other high quality investment grade debt investments that mature in 12 months or less from the date of investment. Base management fees for any partial quarter are prorated. As such, base management fees for the year ended December 31, 2013, were calculated commencing after May 8, 2013, the date the Company first called capital from investors. The Investment Adviser contractually waived one-third (0.50%) of the base management fees prior to a Qualified IPO. The fee waiver will terminate if and when a Qualified IPO has been consummated.

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

Administration Agreement

On April 3, 2013, the Company’s Board of Directors approved the Administration Agreement between the Company and the Administrator. Pursuant to the Administration Agreement, the Administrator provides services and receives reimbursements equal to an amount that reimburses the Administrator for its costs and expenses and the Company’s allocable portion of overhead incurred by the Administrator in performing its obligations under the Administration Agreement, including the Company’s allocable portion of the compensation paid to or compensatory distributions received by the Company’s officers (including the Chief Compliance Officer and Chief Financial Officer) and respective staff who provide services to the Company, operations staff who provide services to the Company, and any internal audit staff, to the extent internal audit performs a role in the Company’s Sarbanes-Oxley Act internal control assessment. Reimbursement under the Administration Agreement occurs quarterly in arrears.

The initial term of the Administration Agreement is two years from April 3, 2013 and, unless terminated earlier, the Administration Agreement will renew automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (i) the vote of the Board of Directors or by a majority vote of the outstanding voting securities of the Company and (ii) the vote of a majority of the Company’s Independent Directors. On March 11, 2015, the Company’s Board of Directors, including a majority of the Independent Directors, approved the continuance of the Administration Agreement for a one year period. The Administration Agreement may not be assigned by a party without the consent of the other party and may be terminated by either party without penalty upon at least 60 days’ written notice to the other party.

Sub-Administration Agreements

On April 3, 2013, the Administrator entered into sub-administration agreements with Carlyle Employee Co. and CELF Advisors LLP. Pursuant to the agreements, Carlyle Employee Co. and CELF Advisors LLP provide the Administrator with access to personnel.

On April 3, 2013, the Administrator entered into a sub-administration agreement with State Street (as amended, the “Sub-Administration Agreement”). As amended, the initial term of the Sub-Administration Agreement ends on April 1, 2015 and, unless terminated earlier, the Sub-Administration Agreement will renew automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (i) the vote of the Board of Directors or by the vote of a majority of the outstanding voting securities of the Company and (ii) the vote of a majority of the Company’s Independent Directors. On March 11, 2015, the Company’s Board of Directors, including a majority of the Independent Directors, approved the continuance of the Sub-Administration Agreement for a one year period. The Sub-Administration Agreement may be terminated upon at least 60 days’ written notice and without penalty by the vote of a majority of the outstanding securities of the Company, or by the vote of the Board of Directors or by either party to the Sub-Administration Agreement.

Placement Fees

On April 3, 2013, the Company entered into a placement fee arrangement with TCG Securities, L.L.C. (“TCG”), a licensed broker-dealer and an affiliate of the Investment Adviser, which may require stockholders to pay a placement fee to TCG for TCG’s services.

Board of Directors

GMS Finance’s Board of Directors currently consists of seven members, four of whom are Independent Directors. On April 3, 2013, the Board of Directors also established an Audit Committee made up of its Independent Directors, and may establish additional committees in the future.

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

Interest Rate Risk

During the years ended December 31, 2014 and 2013, a majority of the investments held in the Company’s portfolio had floating interest rates. Interest rates on the investments held within the Company’s portfolio of investments are typically based on floating LIBOR, with many of these investments also having a LIBOR floor. Additionally, the Company’s credit facilities are also subject to floating interest rates and are currently paid based on floating LIBOR rates.

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our income in the future.

The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. Interest income is calculated as revenue from interest generated from the Company’s settled portfolio of investments held as of December 31, 2014 and 2013, excluding structured finance obligations. These hypothetical calculations are based on a model of the settled investments in our portfolio, excluding structured finance obligations, held as of December 31, 2014 and 2013, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. Interest expense is calculated based on outstanding secured borrowings as of December 31, 2014 and 2013 and based on the terms of the Company’s credit facilities. Interest expense on the Company’s credit facilities is calculated using the interest rate as of December 31, 2014 and 2013, adjusted for the hypothetical changes in rates, as shown below. We intend to continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may impact significantly our net interest income.

The Company regularly measures exposure to interest rate risk. The Company assesses interest rate risk and manages interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

Based on our Consolidated Statements of Assets and Liabilities as of December 31, 2014 and 2013, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled investments (considering interest rate floors for variable rate instruments), excluding structured finance obligations, and outstanding secured borrowings assuming no changes in our investment and borrowing structure:

	As of December 31, 2014			As of December 31, 2013
Basis Point Change	Interest Income	Interest Expense	Net Investment Income	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$12,899	$(9,253)	$3,646	$4,089	$(2,005)	$2,084
Up 200 basis points	$7,212	$(6,169)	$1,043	$2,250	$(1,336)	$914
Up 100 basis points	$1,525	$(3,084)	$(1,559)	$413	$(668)	$(255)
Down 100 basis points	$(210)	$736	$526	$(80)	$164	$84
Down 200 basis points	$(420)	$736	$316	$(160)	$164	$4
Down 300 basis points	$(630)	$736	$106	$(240)	$164	$(76)

Item 8. Financial Statements and Supplementary Data

CARLYLE GMS FINANCE, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Carlyle GMS Finance, Inc.

We have audited the accompanying consolidated statements of assets and liabilities of Carlyle GMS Finance, Inc. (the “Company”), including the consolidated schedules of investments, as of December 31, 2014 and 2013, and the related consolidated statements of operations, cash flows and changes in net assets for the years ended December 31, 2014 and 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2014, by correspondence with the custodian and debt agents. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Carlyle GMS Finance, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations, its cash flows, and the changes in its net assets for the years ended December 31, 2014 and 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

New York, NY

March 27, 2015

CARLYLE GMS FINANCE, INC.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(dollar amounts in thousands, except per share data)

	December 31, 2014	December 31, 2013
ASSETS
Investments—non-controlled/non-affiliated, at fair value (amortized cost of $707,701 and $213,128, respectively)	$698,662	$212,807
Cash	8,754	42,010
Deferred financing costs	4,635	4,426
Interest receivable	4,512	1,684
Prepaid expenses and other assets	157	40

Total assets	$716,720	$260,967

LIABILITIES
Payable for investments purchased	$55,343	$6,153
Secured borrowings (Note 5)	308,441	66,822
Due to Investment Adviser	41	16
Interest and credit facility fees payable (Note 5)	1,192	549
Dividend payable (Note 7)	6,276	—
Base management and incentive fees payable (Note 4)	6,319	625
Administrative service fees payable (Note 4)	91	131
Other accrued expenses and liabilities	760	669

Total liabilities	378,463	74,965

Commitments and contingencies (Notes 6 and 10)
NET ASSETS
Common stock, $0.01 par value; 200,000,000 shares authorized; 17,932,697 shares and 9,575,990 shares, respectively, issued and outstanding	179	96
Paid-in capital in excess of par value	351,636	186,965
Offering costs	(74)	(74)
Accumulated net investment income (loss), net of cumulative dividends of $18,162 and $0, respectively	(4,388)	(664)
Accumulated net realized gain (loss)	(57)	—
Accumulated net unrealized appreciation (depreciation)	(9,039)	(321)

Total net assets	$338,257	$186,002

NET ASSETS PER SHARE	$18.86	$19.42

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollar amounts in thousands, except per share data)

	For the years ended December 31,
	2014	2013
Investment income:
Interest income from non-controlled/non-affiliated investments	$32,984	$4,969

Total investment income	32,984	4,969

Expenses:
Base management fees (Note 4)	6,559	937
Incentive fees (Note 4)	3,578	—
Organization expenses	—	1,426
Professional fees	2,169	1,723
Administrative service fees (Note 4)	626	650
Interest expense (Note 5)	3,648	353
Credit facility fees (Note 5)	3,052	1,164
Directors’ fees and expenses	395	322
Transfer agency fees	135	84
Other general and administrative	748	291

Total expenses	20,910	6,950
Waiver of base management fees (Note 4)	2,186	312

Net expenses	18,724	6,638

Net investment income (loss)	14,260	(1,669)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments:
Net realized gain (loss) on investments—non-controlled/non-affiliated	72	63
Net change in unrealized appreciation (depreciation) on investments—non-controlled/non-affiliated	(8,718)	(321)

Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	(8,646)	(258)

Net increase (decrease) in net assets resulting from operations	$5,614	$(1,927)

Basic and diluted earnings per common share (Note 7)	$0.43	$(0.64)

Weighted-average shares of common stock outstanding—Basic and Diluted (Note 7)	13,091,544	3,016,298

Dividends declared per common share (Note 7)	$1.25	—

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(dollar amounts in thousands)

	For the years ended December 31,
	2014	2013
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$14,260	$(1,669)
Net realized gain (loss) on investments—non-controlled/non-affiliated	72	63
Net change in unrealized appreciation (depreciation) on investments—non-controlled/non-affiliated	(8,718)	(321)

Net increase (decrease) in net assets resulting from operations	5,614	(1,927)

Capital transactions:
Common stock issued	164,769	188,001
Reinvestment of dividends	34	—
Dividends declared (Note 10)	(18,162)	—
Less: offering costs	—	(74)

Total capital share transactions	146,641	187,927

Net increase (decrease) in net assets	152,255	186,000

Net assets at beginning of year	186,002	2

Net assets at end of year	$338,257	$186,002

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollar amounts in thousands)

	For the years ended December 31,
	2014	2013
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$5,614	$(1,927)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	1,820	513
Net accretion of discount on securities	(1,108)	(65)
Net realized (gain) loss on investments—non-controlled/non-affiliated	(72)	(63)
Net change in unrealized (appreciation) depreciation on investments—non-controlled/non-affiliated	8,718	321
Cost of investments purchased	(565,432)	(210,292)
Proceeds from sales and repayments of investments	121,229	3,445
Changes in operating assets:
Interest receivable	(2,828)	(1,684)
Prepaid expenses and other assets	(117)	(40)
Changes in operating liabilities:
Due to Investment Adviser	25	16
Interest and credit facility fees payable	643	549
Base management and incentive fees payable	5,694	625
Administrative service fees payable	(40)	131
Other accrued expenses and liabilities	91	669

Net cash provided by (used in) operating activities	(425,763)	(207,802)

Cash flows from financing activities:
Proceeds from issuance of common stock	164,769	188,001
Borrowings on revolving credit facility	420,023	66,822
Repayments of revolving credit facility	(178,404)	—
Debt issuance costs	(2,029)	(4,939)
Dividends paid in cash	(11,852)	—
Offering costs from issuance of common stock	—	(74)

Net cash provided by (used in) financing activities	392,507	249,810

Net increase (decrease) in cash	(33,256)	42,008
Cash, beginning of year	42,010	2

Cash, end of year	$8,754	$42,010

Supplemental disclosures:
Interest paid during the year	$2,882	$94
Dividends declared during the year	$18,162	—
Reinvestment of dividends	$34	—

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2014

(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)	Industry	Interest Rate	Maturity Date	Acquisition Date	Par Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
First Lien Debt (73.68%)
Access CIG, LLC (2)(3)(5)	Business Services	6.00%	10/17/2021	10/16/2014	$15,000	$14,855	$14,865	4.40%
Accuvant Finance, LLC (2)(3)(5)	High Tech Industries	7.00	10/22/2020	4/22/2014	8,988	8,917	8,988	2.66
ACP Tower Merger Sub, Inc. (Telular Corporation) (2)(3)(4)	Telecommunications	5.50	6/24/2019	6/24/2013	5,781	5,764	5,689	1.68
AF Borrower LLC (Accuvant) (2)(3)(5)	High Tech Industries	6.25	1/28/2022	12/15/2014	12,000	11,762	11,842	3.50
Alpha Packaging Holdings, Inc. (2)(3)(4)	Containers, Packaging & Glass	5.25	5/12/2020	5/12/2014	11,567	11,554	11,301	3.34
American Tire Distributors, Inc. (2)(3)(5)	Automotive	5.75	6/1/2018	6/12/2014	3,192	3,193	3,116	0.92
Anaren, Inc. (2)(3)(4)	Telecommunications	5.50	2/18/2021	2/18/2014	11,497	11,396	11,363	3.36
APX Group, Inc. (5)(8)	Consumer Services	6.38	12/1/2019	10/15/2014	10,000	9,688	9,575	2.83
Blue Bird Body Company (2)(3)(4)	Transportation: Consumer	6.50	6/27/2020	7/22/2014	11,250	10,719	10,940	3.24
Brooks Equipment Company, LLC (2)(3)(4)	Construction & Building	6.75	8/29/2020	8/29/2014	7,890	7,826	7,766	2.30
Capstone Logistics Acquisition, Inc. (2)(3)(4)	Transportation: Cargo	5.50	10/7/2021	10/3/2014	19,950	19,757	19,477	5.76
Castle Management Borrower LLC (Highgate Hotels L.P.) (2)(3)(4)(9)	Hotel, Gaming & Leisure	5.50	9/18/2020	10/10/2014	8,778	8,693	8,610	2.55
Central Security Group, Inc. (2)(3)(4)	Consumer Services	6.25	10/6/2020	10/3/2014	25,000	24,638	24,780	7.33
Consolidated Aerospace Manufacturing, LLC. (2)(3)(4)	Aerospace & Defense	5.00	3/27/2020	2/28/2014	6,730	6,708	6,558	1.94
CRCI Holdings Inc. (CLEAResult Consulting, Inc.) (2)(3)(4)	Utilities: Electric	5.25	7/10/2019	7/29/2014	5,985	5,962	5,858	1.73
DTZ U.S. Borrower, LLC (2)(3)(4)	Construction & Building	5.50	11/5/2021	10/28/2014	10,500	10,347	10,290	3.04
EP Minerals, LLC (2)(3)(4)	Metals & Mining	5.50	8/20/2020	8/20/2014	10,474	10,426	10,298	3.04
FCX Holdings Corp. (2)(3)(4)	Capital Equipment	5.50	8/4/2020	8/4/2014	10,149	10,141	9,942	2.94
Genex Holdings, Inc. (2)(3)(4)	Banking, Finance, Insurance & Real Estate	5.25	5/30/2021	5/22/2014	4,286	4,268	4,227	1.25
Green Energy Partners/Stonewall LLC (2)(3)(5)(10)	Energy: Electricity	6.50	11/13/2021	11/12/2014	8,300	8,136	8,338	2.46
Hercules Achievement, Inc. (Varsity Brands Holding Co., Inc.) (2)(3)(5)	Durable Consumer Goods	6.00	12/11/2021	12/10/2014	20,000	19,803	19,820	5.86
Indra Holdings Corp. (Totes Isotoner) (2)(3)(5)	Non-durable Consumer Goods	5.25	5/1/2021	4/29/2014	14,925	14,790	14,701	4.35
Landslide Holdings, Inc. (LANDesk Software) (2)(3)(4)	Software	5.00	2/25/2020	2/25/2014	9,875	9,878	9,705	2.87
Meritas Schools Holdings, LLC (2)(3)(4)	Consumer Services	7.00	6/25/2019	6/21/2013	7,080	7,025	7,138	2.11
Miller Heiman, Inc. (2)(3)(4)	Business Services	6.75	9/30/2019	10/1/2013	19,719	19,479	19,338	5.72
MRI Software LLC (2)(3)(4)	Software	5.25	2/4/2021	1/31/2014	14,888	14,823	14,560	4.30
MSX International, Inc. (2)(3)(4)	Automotive	6.00	8/21/2020	8/18/2014	11,176	11,072	11,039	3.26
NES Global Talent Finance US LLC (United Kingdom) (2)(3)(4)(8)	Energy: Oil & Gas	6.50	10/3/2019	10/2/2013	12,188	11,988	12,188	3.60
Novetta, LLC (2)(3)(4)	Aerospace & Defense	6.00	10/2/2020	11/19/2014	12,220	12,112	12,017	3.55
Pelican Products, Inc. (2)(3)(4)	Containers, Packaging & Glass	5.25	4/11/2020	4/8/2014	7,897	7,915	7,748	2.29
Prowler Acquisition Corp. (Pipeline Supply and Service, LLC) (2)(3)(4)	Wholesale	5.50	1/28/2020	1/24/2014	11,024	10,933	10,764	3.18
PSC Industrial Holdings Corp (2)(3)(4)	Environmental Industries	7.00	12/5/2020	12/5/2014	12,000	11,884	11,820	3.50
QoL Meds, LLC (2)(3)(4)	Retail	5.50	7/15/2020	7/14/2014	12,988	12,929	12,757	3.77
RCHP, Inc. (Regionalcare) (2)(3)(4)	Healthcare & Pharmaceuticals	6.00	4/23/2019	4/21/2014	19,792	19,612	19,630	5.80
SolAero Technologies Corp. (2)(3)(4)	Telecommunications	5.75	12/10/2020	12/9/2014	11,250	11,150	10,936	3.23

CARLYLE GMS FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of December 31, 2014

(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)	Industry	Interest Rate	Maturity Date	Acquisition Date	Par Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
First Lien Debt (73.68%) (continued)
Stafford Logistics, Inc. (Custom Ecology, Inc.) (2)(3)(4)	Environmental Industries	6.75	6/26/2019	7/1/2013	9,540	9,466	9,006	2.66
Sterling Infosystems, Inc (2)(3)(4)	Business Services	5.50	5/13/2021	5/12/2014	8,955	8,916	8,895	2.63
Synarc-Biocore Holdings, LLC (2)(3)(4)	Healthcare & Pharmaceuticals	5.50	3/10/2021	3/6/2014	13,399	13,280	12,953	3.83
Systems Maintenance Services Holding, Inc. (2)(3)(4)	High Tech Industries	5.00	10/18/2019	10/18/2013	2,215	2,208	2,170	0.64
TASC, Inc (2)(3)(5)(8)	Aerospace & Defense	7.00	5/23/2020	12/17/2014	20,000	19,200	19,600	5.79
The SI Organization, Inc. (2)(3)(4)	Aerospace & Defense	5.75	11/23/2019	5/16/2014	9,372	9,288	9,465	2.80
The Topps Company, Inc. (2)(3)(4)	Non-durable Consumer Goods	7.25	10/2/2018	10/1/2013	11,512	11,422	11,363	3.36
TruckPro, LLC (2)(3)(4)	Automotive	5.75	8/6/2018	8/6/2013	9,499	9,456	9,415	2.78
Violin Finco S.A.R.L. (Alexander Mann Solutions) (United Kingdom) (2)(3)(4)(8)	Business Services	5.75	12/20/2019	12/18/2013	12,375	12,274	12,375	3.66
Vitera Healthcare Solutions, LLC (2)(3)(4)	Healthcare & Pharmaceuticals	6.00	11/4/2020	11/1/2013	9,533	9,453	9,462	2.80
Zest Holdings, LLC (2)(3)(4)	Durable Consumer Goods	5.25	8/16/2020	8/18/2014	12,344	12,344	12,099	3.58

First Lien Debt Total						$517,450	$514,787	152.19%

Second Lien Debt (15.44%)
AF Borrower LLC (Accuvant) (2)(3)(5)	High Tech Industries	10.00	1/28/2023	12/15/2014	8,000	7,921	7,839	2.32
Allied Security Holdings LLC (2)(3)(5)	Business Services	8.00	8/14/2021	9/25/2014	8,000	7,942	7,850	2.32
Ascensus Inc. (2)(3)(4)	Banking, Finance, Insurance & Real Estate	9.00	12/2/2020	12/2/2013	8,000	7,896	7,983	2.36
Berlin Packaging L.L.C. (2)(3)(5)	Containers, Packaging & Glass	7.75	10/1/2022	9/24/2014	9,200	9,132	9,062	2.68
Creganna Finance (US) LLC (Ireland) (2)(3)(5)(8)	Healthcare & Pharmaceuticals	9.00	6/1/2022	11/20/2014	9,900	9,804	9,402	2.78
Drew Marine Group Inc. (2)(3)(5)	Chemicals, Plastics & Rubber	8.00	5/19/2021	11/19/2013	12,500	12,475	11,720	3.46
Genex Services, Inc. (2)(3)(5)	Banking, Finance, Insurance & Real Estate	8.75	5/30/2022	5/22/2014	4,990	4,936	4,740	1.40
Institutional Shareholder Services Inc. (2)(3)(5)	Banking, Finance, Insurance & Real Estate	8.50	4/30/2022	4/30/2014	12,500	12,386	11,600	3.43
Jazz Acquisition, Inc. (Wencor) (2)(3)(5)	Aerospace & Defense	7.75	6/19/2022	6/25/2014	6,700	6,671	6,283	1.86
Landslide Holdings, Inc. (LANDesk Software) (2)(3)(5)	Software	8.25	2/25/2021	2/25/2014	3,500	3,477	3,335	0.99
Phillips-Medisize Corporation (2)(3)(5)	Chemicals, Plastics & Rubber	8.25	6/16/2022	6/13/2014	5,000	4,954	4,743	1.40
Prowler Acquisition Corp. (Pipeline Supply and Service, LLC) (2)(3)(5)	Wholesale	9.50	7/28/2020	1/24/2014	3,000	2,947	2,816	0.83
Systems Maintenance Services Holding, Inc. (2)(3)(4)	High Tech Industries	9.25	10/18/2020	10/18/2013	6,000	5,953	5,830	1.72
TASC, Inc (5)(8)	Aerospace & Defense	12.00	5/23/2021	12/17/2014	6,000	5,880	6,060	1.79
Vitera Healthcare Solutions, LLC (2)(3)(5)	Healthcare & Pharmaceuticals	9.25	11/4/2021	11/1/2013	2,000	1,973	1,929	0.57
Watchfire Enterprises, Inc. (2)(3)(5)	Media: Advertising, Printing & Publishing	9.00	10/2/2021	10/2/2013	7,000	6,914	6,682	1.98

Second Lien Debt Total						$111,261	$107,874	31.89%

CARLYLE GMS FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of December 31, 2014

(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)	Industry	Maturity Date	Acquisition Date	Par Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
Structured Finance Obligations (10.88%) (5) (8)(11)
1776 CLO I, Ltd., Subordinated Notes	Structured Finance	5/8/2020	2/27/2014	$11,750	$10,106	$8,813	2.61%
AIMCO CLO, Series 2014-A, Class F, 5.47% (2)	Structured Finance	7/20/2026	5/12/2014	2,700	2,350	2,187	0.65
AIMCO CLO, Series 2014-A, Subordinated Notes	Structured Finance	7/20/2026	5/12/2014	11,500	9,732	9,832	2.91
Ares XXVIII CLO Ltd., Subordinated Notes	Structured Finance	10/17/2024	10/10/2013	7,000	5,242	5,278	1.56
Babson CLO Ltd. 2005-I, Subordinated Notes	Structured Finance	4/15/2019	7/16/2013	7,632	432	161	0.05
Blackrock Senior Income Series V, Limited, Subordinated Notes (Ireland)	Structured Finance	8/13/2019	3/11/2014	4,600	2,592	2,521	0.75
CIFC Funding 2007-III, Ltd., Income Notes	Structured Finance	7/26/2021	5/20/2014	6,500	3,525	3,510	1.04
Clydesdale CLO 2005, Ltd., Subordinated Notes	Structured Finance	12/6/2017	7/15/2013	5,750	—	10	0.00
Flagship VII Limited, Subordinated Notes	Structured Finance	1/20/2026	12/18/2013	7,000	5,823	5,628	1.66
GoldenTree Loan Opportunities V, Limited, Subordinated Notes	Structured Finance	10/18/2021	10/11/2013	5,000	3,136	2,920	0.86
ING Investment Management CLO IV, Ltd., Preferred Shares	Structured Finance	6/14/2022	5/7/2014	8,925	5,327	5,690	1.68
ING IM CLO 2012-1 LLC, Preferred Shares	Structured Finance	3/14/2022	12/5/2014	3,500	2,367	2,494	0.74
ING IM CLO 2012-1 LLC, Subordinated Notes	Structured Finance	3/14/2022	12/5/2014	2,500	1,691	1,781	0.53
Landmark VIII, CLO Ltd., Income Notes	Structured Finance	10/19/2020	10/22/2013	8,600	3,603	3,337	0.99
MSIM Peconic Bay, Ltd., Subordinated Notes	Structured Finance	7/20/2019	10/22/2013	4,500	1,210	1,018	0.30
Nautique Funding Ltd., Income Notes	Structured Finance	4/15/2020	2/24/2014	5,000	2,991	2,980	0.88
Pacifica CDO V, Ltd., Subordinated Notes	Structured Finance	1/26/2020	3/28/2014	4,700	87	70	0.02
Steele Creek CLO 2014-I, LLC, Subordinated Notes	Structured Finance	8/21/2026	7/18/2014	18,000	15,030	14,040	4.15
Venture VI CDO Limited, Preference Shares	Structured Finance	8/3/2020	4/17/2014	7,000	3,746	3,731	1.09

Structured Finance Obligations Total					$78,990	$76,001	22.47%

Total Investments—non-controlled/non-affiliated					$707,701	$698,662	206.55%

(1)	Unless otherwise indicated, issuers of debt investments of Carlyle GMS Finance, Inc. (“GMS Finance” or the “Company”) are domiciled in the United States and issuers of structured finance obligations are domiciled in the Cayman Islands. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of December 31, 2014, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2014, the Company is not an “affiliated person” of any portfolio company.
(2)	Variable rate loans to the portfolio companies and variable rate notes of structured finance obligations bear interest at a rate that may be determined by reference to either LIBOR or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), which generally reset quarterly. For each such loan and note, the Company has provided the interest rate in effect as of December 31, 2014.
(3)	Loan includes interest rate floor feature.
(4)	These assets are owned by the Company’s wholly owned subsidiary, Carlyle GMS Finance SPV LLC (the “Borrower Sub”). The Borrower Sub has a senior secured revolving credit facility (as amended, the “Revolving Credit Facility”). The lenders of the Revolving Credit Facility have a first lien security interest in substantially all of the assets of the Borrower Sub (see Note 5, Borrowings) and such assets are assets of the Borrower Sub to satisfy obligations of the Borrower Sub under the Revolving Credit Facility and are not available to creditors of the Company.
(5)

These assets are owned by the Company. The Company has a senior secured revolving credit facility (as amended, the “Facility”), which was subsequently amended on January 8, 2015 (the “First Facility Amendment Effective Date”). The lenders of the Facility have a perfected first-priority security interest in substantially all of the portfolio investments held by each of the Company and certain domestic subsidiaries of the Company. The lenders of the Facility also have a perfected first-priority security interest in the unfunded investor equity

CARLYLE GMS FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of December 31, 2014

(dollar amounts in thousands)

capital commitments (provided that the amount of unfunded capital commitments ultimately available to the lenders is limited to $100,000) and such security interest will be released once the Company receives equity capital contributions in an amount equal to $100,000 subsequent to the First Facility Amendment Effective Date (see Note 5, Borrowings).
(6)	Amortized cost represents original cost, including origination fees, adjusted for the accretion/amortization of discounts/premiums, as applicable, on debt investments using the effective interest method. The cost of equity tranche collateralized loan obligation (“CLO”) fund investments, which are referred to as “structured finance obligations”, are recorded at amortized cost using an effective interest method.
(7)	Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (Notes 2 and 3), pursuant to the Company’s valuation policies.
(8)	The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(9)	Castle Management Borrower LLC (Highgate Hotels L.P.) has an undrawn delayed draw term loan of $1,200 par value at LIBOR + 4.50%, 1.00% floor. An unused rate of 1.00% is charged on the principal while undrawn. The delayed draw term loan is owned by the Company.
(10)	Green Energy Partners/Stonewall LLC has an undrawn delayed draw term loan of $8,300 par value at LIBOR + 5.50%, 1.00% floor. An unused rate of 3.00% is charged on the principal while undrawn.
(11)	As of December 31, 2014, the Company has a greater than 25% but less than 50% equity or subordinated notes ownership interest in certain structured finance obligations. These investments have governing documents that preclude the Company from controlling management of the entity and therefore the Company has determined that the issuer of the investment is not a controlled affiliate or a non-controlled affiliate.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of December 31, 2014

(dollar amounts in thousands)

As of December 31, 2014, investments—non-controlled/non-affiliated at fair value consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$517,450	$514,787	73.68%
Second Lien Debt	111,261	107,874	15.44
Structured Finance Obligations	78,990	76,001	10.88

Total	$707,701	$698,662	100.00%

The industrial composition of investments—non-controlled/non-affiliated at fair value as of December 31, 2014 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace and Defense	$59,859	$59,983	8.59%
Automotive	23,721	23,570	3.37
Banking, Finance, Insurance & Real Estate	29,486	28,550	4.09
Business Services	63,466	63,323	9.06
Capital Equipment	10,141	9,942	1.42
Chemicals, Plastics & Rubber	17,429	16,463	2.36
Construction & Building	18,173	18,056	2.58
Consumer Services	41,351	41,493	5.94
Containers, Packaging & Glass	28,601	28,111	4.02
Durable Consumer Goods	32,147	31,919	4.57
Energy: Electricity	8,136	8,338	1.19
Energy: Oil & Gas	11,988	12,188	1.74
Environmental Industries	21,350	20,826	2.98
Healthcare & Pharmaceuticals	54,122	53,376	7.64
High Tech Industries	36,761	36,669	5.25
Hotel, Gaming & Leisure	8,693	8,610	1.23
Media: Advertising, Printing & Publishing	6,914	6,682	0.96
Metals & Mining	10,426	10,298	1.47
Non-durable Consumer Goods	26,212	26,064	3.73
Retail	12,929	12,757	1.83
Software	28,178	27,600	3.95
Structured Finance	78,990	76,001	10.88
Telecommunications	28,310	27,988	4.01
Transportation: Cargo	19,757	19,477	2.79
Transportation: Consumer	10,719	10,940	1.57
Utilities: Electric	5,962	5,858	0.84
Wholesale	13,880	13,580	1.94

Total	$707,701	$698,662	100.00%

CARLYLE GMS FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of December 31, 2014

(dollar amounts in thousands)

The geographical composition of investments—non-controlled/non-affiliated at fair value as of December 31, 2014 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Cayman Islands	$76,398	$73,480	10.52%
Ireland	12,396	11,923	1.70
United Kingdom	24,262	24,563	3.51
United States	594,645	588,696	84.27

Total	$707,701	$698,662	100.00%

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2013

(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)	Industry	Interest Rate	Maturity Date	Acquisition Date	Par Amount	Amortized Cost (5)	Fair Value (6)	Percentage of Net Assets
First Lien Debt (66.57%)
ACP Tower Merger Sub, Inc. (Telular Corporation) (2) (3) (4)	Telecommunications	5.50%	6/24/2019	6/24/2013	$6,094	$6,073	$5,968	3.21%
Dialysis Newco, Inc., d/b/a DSI Renal (2) (3) (4)	Healthcare & Pharmaceuticals	5.25	8/16/2020	8/16/2013	9,715	9,624	9,743	5.24
Genex Services, Inc. (2) (3) (4)	Banking, Finance, Insurance & Real Estate	5.25	7/26/2018	7/25/2013	7,934	7,898	7,741	4.16
Landslide Holdings, Inc. (LANDesk Software) (2) (3) (4)	High Tech Industries	5.25	8/9/2019	8/7/2013	6,922	6,859	6,958	3.74
Meritas Schools Holdings, LLC (2) (3) (4)	Consumer Services	7.00	6/25/2019	6/21/2013	8,458	8,380	8,331	4.48
Miller Heiman, Inc. (2) (3) (4)	Business Services	6.75	9/30/2019	10/1/2013	12,500	12,381	12,584	6.76
Nellson Nutraceutical, LLC (2) (3) (4)	Beverage, Food & Tobacco	6.75	8/26/2018	8/26/2013	5,985	5,954	5,908	3.18
NES Global Talent Finance US LLC (United Kingdom) (2) (3) (4) (7)	Energy: Oil & Gas	6.50	10/3/2019	10/2/2013	12,500	12,262	12,531	6.74
Packaging Coordinators, Inc. (2) (3) (4) (8)	Containers, Packaging & Glass	5.50	5/10/2020	5/10/2013	4,489	4,479	4,516	2.43
System Maintenance Services Holding, Inc. (2) (3) (4)	High Tech Industries	5.25	10/18/2019	10/18/2013	2,237	2,229	2,177	1.17
Stafford Logistics, Inc. (Custom Ecology, Inc) (2) (3) (4)	Environmental Industries	6.75	6/26/2019	7/1/2013	9,950	9,859	9,786	5.26
Truckpro, LLC (2) (3) (4)	Automotive	5.75	8/6/2018	8/6/2013	9,900	9,844	9,665	5.19
The Topps Company, Inc. (2) (3) (4)	Non-durable Consumer Goods	7.25	10/2/2018	10/1/2013	11,628	11,518	11,471	6.17
Violin Finco S.A.R.L. (Alexander Mann Solutions) (United Kingdom) (2) (3) (4) (7)	Business Services	5.75	12/20/2019	12/18/2013	12,500	12,382	12,349	6.64
Vitera Healthcare Solutions, LLC (2) (3) (4)	Healthcare & Pharmaceuticals	6.00	11/4/2020	11/1/2013	9,630	9,537	9,649	5.19
Zest Holdings, LLC (2) (3) (4)	Durable Consumer Goods	6.50	8/16/2020	8/14/2013	12,469	12,231	12,299	6.61

First Lien Debt Total						141,510	141,676	76.17

Second Lien Debt (18.69%)
Ascensus, Inc. (2) (3)	Banking, Finance, Insurance & Real Estate	9.00	12/2/2020	12/2/2013	8,000	7,883	8,033	4.32
Drew Marine Group Inc. (2) (3)	Chemicals, Plastics & Rubber	8.00	5/19/2021	11/19/2013	12,500	12,473	11,741	6.31
Genex Services, Inc. (2) (3) (4)	Banking, Finance, Insurance & Real Estate	9.25	1/26/2019	7/25/2013	3,500	3,468	3,442	1.85
Nellson Nutraceutical, LLC (2) (3) (4)	Beverage, Food & Tobacco	11.50	2/26/2019	8/26/2013	2,000	1,985	2,025	1.09
Systems Maintenance Services Holding, Inc. (2) (3) (4)	High Tech Industries	9.25	10/18/2020	10/18/2013	6,000	5,949	5,818	3.13
Vitera Healthcare Solutions, LLC (2) (3)	Healthcare & Pharmaceuticals	9.25	11/4/2021	11/1/2013	2,000	1,971	2,003	1.08
Watchfire Enterprises, Inc. (2) (3)	Media: Advertising, Printing & Publishing	9.00	10/2/2021	10/2/2013	7,000	6,907	6,705	3.60

Second Lien Debt Total						$40,636	$39,767	21.38

CARLYLE GMS FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of December 31, 2013

(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)	Industry	Maturity Date	Acquisition Date	Par Amount	Amortized Cost (5)	Fair Value (6)	Percentage of Net Assets
Structured Finance Obligations (14.74%) (7)
Ares XXVIII CLO Ltd., Subordinated Notes	Structured Finance	10/17/2024	10/10/2013	$7,000	$6,107	$6,125	3.29%
Babson CLO Ltd. 2005-I, Subordinated Notes	Structured Finance	4/15/2019	7/16/2013	7,632	4,364	4,426	2.38
Clydesdale CLO 2005, Ltd., Subordinated Notes	Structured Finance	12/6/2017	7/15/2013	5,750	3,019	3,048	1.64
Flagship VII Limited, Subordinated Notes	Structured Finance	1/20/2026	12/18/2013	7,000	6,160	6,160	3.31
GoldenTree Loan Opportunities V. Limited, Subordinated Notes	Structured Finance	10/18/2021	10/11/2013	5,000	3,430	3,485	1.87
Kingsland III, Ltd., Subordinated Notes	Structured Finance	8/24/2021	11/22/2013	4,000	3,176	3,180	1.71
Landmark VIII CLO Ltd., Income Notes	Structured Finance	10/19/2020	10/22/2013	7,000	3,272	3,486	1.88
MSIM Peconic Bay, Ltd., Subordinated Notes	Structured Finance	7/20/2019	10/22/2013	4,500	1,454	1,454	0.78

Structured Finance Obligations Total					30,982	31,364	16.86

Total Investments—non-controlled/non-affiliated					$213,128	$212,807	114.41%

(1)	Unless otherwise indicated, issuers of debt investments of GMS Finance are domiciled in the United States and issuers of structured finance obligations are domiciled in the Cayman Islands. Under the Investment Company Act, the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of December 31, 2013, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2013, the Company is not an “affiliated person” of any portfolio company.
(2)	Variable rate loans to the portfolio companies bear interest at a rate that may be determined by reference to either LIBOR or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), which generally reset quarterly. For each such loan, the Company has provided the interest rate in effect as of December 31, 2013.
(3)	Loan includes interest rate floor feature.
(4)	These assets are owned by the Borrower Sub. The Borrower Sub has the Revolving Credit Facility. The lenders of the Revolving Credit Facility have a first lien security interest in substantially all of the assets of the Borrower Sub (see Note 5, Borrowings) and such assets are assets of the Borrower Sub to satisfy obligations of the Borrower Sub under the Revolving Credit Facility and are not available to creditors of the Company.
(5)	Amortized cost represents original cost, including origination fees, adjusted for the accretion/amortization of discounts/premiums, as applicable, on debt investments using the effective interest method. The cost of equity tranche structured finance obligations are recorded at amortized cost using an effective interest method.
(6)	Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (Notes 2 and 4), pursuant to the Company’s valuation policies.
(7)	The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(8)	Packaging Coordinators, Inc. has an undrawn delayed draw term loan of $3,000 par value at LIBOR + 4.25%, 1.25% floor. An unused rate of 2.13% is charged on the principal while undrawn.

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

As of December 31, 2014

(dollar amounts in thousands, except per share data)

1. ORGANIZATION

Carlyle GMS Finance, Inc. (“GMS Finance” or the “Company”) is a Maryland corporation formed on February 8, 2012, and structured as an externally managed, non-diversified closed-end investment company. On May 2, 2013, GMS Finance filed its election to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). GMS Finance has elected to be treated, and intends to continue to comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

GMS Finance’s investment objective is to generate current income and capital appreciation primarily through debt investments in U.S. middle market companies, which the Company defines as companies with approximately $10 million to $100 million of earnings before interest, taxes, depreciation and amortization (“EBITDA”). GMS Finance seeks to achieve its investment objective by investing primarily in first lien (which may include unitranche loans and the first-out and last-out tranches thereof) and second lien senior secured loans (collectively, “Middle Market Senior Loans”). The Middle Market Senior Loans are generally made to private U.S. middle market companies that are, in many cases, controlled by private equity firms. Depending on market conditions, GMS Finance expects that between 70% and 80% of the value of its assets will be invested in Middle Market Senior Loans, with the balance invested in higher-yielding investments, which may include middle market junior loans such as corporate mezzanine loans, equity co-investments, broadly syndicated first lien senior secured loans and second lien loans, high-yield bonds, structured finance obligations and/or other opportunistic investments. GMS Finance expects that the composition of its portfolio will change over time given Carlyle GMS Investment Management L.L.C.’s (the “Investment Adviser”) view on, among other things, the economic and credit environment (including with respect to interest rates) in which the Company is operating.

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

Carlyle GMS Finance SPV LLC (the “Borrower Sub”) is a Delaware limited liability company that was formed on January 3, 2013. The Borrower Sub invests in first and second lien senior secured loans. The Borrower Sub is a wholly-owned subsidiary of the Company and is consolidated in these consolidated financial statements commencing from the date of its formation, January 3, 2013.

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

GMS Finance has elected to be treated, and intends to continue to comply with the requirements to qualify annually, as a RIC under the Code, and operates in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, GMS Finance must, among other things, meet certain source-of-income and asset diversification requirements and timely distribute to its stockholders generally at least 90% of its investment company taxable income, as defined by the Code, for each year. Pursuant to this election, GMS Finance generally does not have to pay corporate level taxes on any income that it distributes to stockholders, provided that GMS Finance satisfies those requirements.

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

The annual financial statements have been prepared in accordance with US GAAP for annual financial information and pursuant to the requirements for reporting on Form 10-K and Article 6 of Regulation S-X. In the opinion of management, all adjustments considered necessary for the fair presentation of consolidated financial statements for the years presented have been included.

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

Revenue Recognition

Interest from Investments and Realized Gain/Loss on Investments

Interest income is recorded on an accrual basis and includes the accretion of discounts and amortization of premiums. Discounts from and premiums to par value on debt securities purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of investments represents the original cost, including origination fees, adjusted for the accretion of discounts and amortization of premiums, if any. At time of exit, the realized gain or loss on an investment is the difference between the amortized cost at time of exit and the cash received at exit using the specific identification method.

The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. As of December 31, 2014 and 2013 and for the years then ended, no loans in the portfolio contained PIK provisions.

Interest income from investments in the “equity” class of collateralized loan obligation (“CLO”) funds, which are referred to as “structured finance obligations”, is recorded based upon an estimation of an effective yield to expected maturity utilizing assumed cash flows in accordance with ASC 325-40, Beneficial Interests in Securitized Financials Assets. We monitor the expected cash inflows from our CLO equity investments, including the expected residual payments and the effective yield is determined and updated periodically. In estimating these cash flows, there are a number of assumptions that are subject to uncertainties, including the amount and timing of principal payments which are impacted by prepayments, repurchases, defaults, delinquencies and liquidations of or within the CLO funds. These uncertainties are difficult to predict and are subject to future events that could have impacted the Company’s estimates if the information was known at the time. As a result, actual results may differ significantly from these estimates. Interest income from investments in the notes of CLO funds, which are also referred to as “structured finance obligations”, is recorded based upon the interest rate.

Other Income

Other income may include income such as consent, waiver and amendment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive a fee for guaranteeing the outstanding debt of a portfolio company. Such fee will be amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in other assets in the accompanying Consolidated Statements of Assets and Liabilities. For the years ended December 31, 2014 and 2013, there was no other income.

Non-Accrual Income

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid current and, in management’s judgment, are likely to remain current. Management may not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2014 and 2013 and for the years then ended, no loans in the portfolio were on non-accrual status.

Revolving Credit Facility and Facility, Related Costs, Expenses and Deferred Financing Costs (See Note 5, Borrowings)

Interest expense and unused commitment fees on the Revolving Credit Facility and Facility (as defined in Note 5) are recorded on an accrual basis. Unused commitment fees are included in credit facility fees in the accompanying Consolidated Statements of Operations.

The Revolving Credit Facility and Facility are recorded at carrying value, which approximates fair value.

Deferred financing costs consist of capitalized expenses related to the closing of the Revolving Credit Facility and Facility. Amortization of deferred financing costs for each credit facility is computed on the straight-line basis over the respective term of each credit facility, except for a portion that was accelerated in connection with the amendment of the Revolving Credit Facility as described in Note 5. The amortization of such costs is included in credit facility fees in the accompanying Consolidated Statements of Operations.

Organization and Offering Costs

The Company agreed to reimburse the Investment Adviser for initial organization and offering costs incurred on behalf of GMS Finance up to $1,500. As of December 31, 2014 and 2013, $1,500 of organization and offering costs had been incurred by GMS Finance and $57 of excess organization and offering costs had been incurred by the Investment Adviser. The $1,500 of incurred organization and offering costs are allocated to all stockholders based on their respective capital commitment and are re-allocated amongst all stockholders at the time of each capital drawdown subsequent to the Initial Closing. The Company’s organization costs incurred are expensed and the offering costs are charged against equity when incurred.

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

Recent Accounting Standards Updates

On May 28, 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The guidance in this ASU supersedes the revenue recognition requirements in Topic 605, Revenue Recognition. ASU 2014-09 provides (i) comprehensive guidance on the recognition of revenue from customer contracts arising from the transfer of goods and services, (i) guidance on accounting for certain costs, and (iii) requires new disclosures. Under ASU 2014-09, an entity should recognize revenue when the entity transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance includes a five-step framework that requires an entity to: (i) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when the entity satisfies a performance obligation. The amendments in ASU 2014-09 are effective for interim and annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact of adopting ASU 2014-09.

On August 27, 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).

ASU 2014-15 requires management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern and to provide certain disclosures when it is probable that the entity will be unable to meet its obligations as they become due within one year following the issuance date of the consolidated financial statements. The Company does not expect ASU 2014-15 to have any impact on the Company’s consolidated financial statements and is evaluating the additional disclosure requirements, if any. ASU 2014-15 is effective for annual reporting periods beginning after December 15, 2016.

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

Securities/instruments that are illiquid or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of the Investment Adviser or GMS Finance’s Board of Directors, does not represent fair value shall each be valued as of the measurement date using all techniques appropriate under the circumstances and for which sufficient data is available. These valuation techniques may vary by investment and include comparable public market valuations, comparable precedent transaction valuations and/or discounted cash flow analyses. The process generally used to determine the applicable value is as follows: (i) the value of each portfolio company or investment is initially reviewed by the investment professionals responsible for such portfolio company or investment and, for non-traded investments, a standardized template designed to approximate fair market value based on observable market inputs, updated credit statistics and unobservable inputs is used to determine a preliminary value, which is also reviewed alongside consensus pricing, where available; (ii) preliminary valuation conclusions are documented and reviewed by a valuation committee comprised of members of senior management; (iii) the Board of Directors engages a third-party valuation firm to provide positive assurance on portions of the Middle Market Senior Loans portfolio each quarter (such that each non-traded investment is reviewed by a third-party valuation firm at least once on a rolling twelve month basis) including a review of management’s preliminary valuation and conclusion on fair value; (iv) the Audit Committee of the Board of Directors (the “Audit Committee”) reviews the assessments of the Investment Adviser and the third-party valuation firm, and provides the Board of Directors with any recommendations with respect to changes to the fair value of each investment in the portfolio; and (v) the Board of Directors discusses the valuation recommendations of the Audit Committee and determines the fair value of each investment in the portfolio in good faith based on the input of the Investment Adviser and, where applicable, the third-party valuation firm.

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

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of December 31, 2014 and 2013.

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

Transfers between levels, if any, are recognized at the beginning of the year in which the transfers occur. For the years ended December 31, 2014 and 2013, there were no transfers between levels.

The following tables summarize the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of December 31, 2014 and 2013:

	December 31, 2014
	Level I	Level II	Level III	Total
Assets
First Lien Debt	$—	$9,575	$505,212	$514,787
Second Lien Debt	—	—	107,874	107,874
Structured Finance Obligations	—	—	76,001	76,001

Total	$—	$9,575	$689,087	$698,662

	December 31, 2013
	Level I	Level II	Level III	Total
Assets
First Lien Debt	$—	$—	$141,676	$141,676
Second Lien Debt	—	—	39,767	39,767
Structured Finance Obligations	—	—	31,364	31,364

Total	$—	$—	$212,807	$212,807

The changes in the Company’s investments at fair value for which the Company has used Level III inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level III investments still held are as follows:

	Financial Assets
	For the year ended December 31, 2014
	First Lien Debt	Second Lien Debt	Structured Finance Obligations	Total
Balance, beginning of year	$141,676	$39,767	$31,364	$212,807
Purchases	442,328	79,993	82,613	604,934
Sales	—	(4,050)	(7,258)	(11,308)
Paydowns	(77,040)	(5,571)	(27,310)	(109,921)
Accretion of discount	964	133	11	1,108
Net realized gain (loss)	—	120	(48)	72
Net change in unrealized appreciation (depreciation)	(2,716)	(2,518)	(3,371)	(8,605)

Balance, end of year	$505,212	$107,874	$76,001	$689,087

Net change in unrealized appreciation (depreciation) included in earnings related to investments still held as of December 31, 2014 included in net change in unrealized appreciation (depreciation) on investments non-controlled/non-affiliated on the Consolidated Statements of Operations	$(2,550)	$(2,544)	$(3,367)	$(8,461)

	Financial Assets
	For the year ended December 31, 2013
	First Lien Debt	Second Lien Debt	Structured Finance Obligations	Total
Balance, beginning of year	$—	$—	$—	$—
Purchases	141,934	40,629	33,882	216,445
Sales	—	—	(2,960)	(2,960)
Paydowns	(485)	—	—	(485)
Accretion of discount	58	7	—	65
Net realized gain (loss)	3	—	60	63
Net change in unrealized appreciation (depreciation)	166	(869)	382	(321)

Balance, end of year	$141,676	$39,767	$31,364	$212,807

Net change in unrealized appreciation (depreciation) included in earnings related to investments still held as of December 31, 2013 included in net change in unrealized appreciation (depreciation) on investments non-controlled/non-affiliated on the Consolidated Statements of Operations	$166	$(869)	$382	$(321)

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

The following tables summarize the quantitative information related to the significant unobservable inputs for Level III instruments which are carried at fair value as of December 31, 2014 and 2013:

	Fair Value as of December 31, 2014		Significant Unobservable Inputs	Range		Weighted Average
		Valuation Techniques		Low	High
Investments in First Lien Debt	$469,796	Discounted Cash Flow	Discount Rate	5.23%	9.02%	6.33%
	35,416	Consensus Pricing	Indicative Quotes	98.50	99.33	98.71

Total First Lien Debt	505,212

Investments in Second Lien Debt	84,902	Discounted Cash Flow	Discount Rate	9.15%	11.32%	10.05%
	22,972	Consensus Pricing	Indicative Quotes	98.13	101.00	99.03

Total Second Lien Debt	107,874

Investments in Structured Finance Obligations	59,533	Discounted Cash Flow	Discount Rate	12.65%	15.80%	13.87%
			Default Rate	—	1.32	0.60
			Prepayment Rate	18.78	32.50	25.41
			Recovery Rate	67.54	75.00	73.28
	16,468	Consensus Pricing	Indicative Quotes	0.18	81.00	77.28

Total Structured Finance Obligations	76,001

Total Level III Investments	$689,087

	Fair Value as of December 31, 2013	Valuation Techniques	Significant Unobservable Inputs	Range		Weighted Average
				Low	High
Investments in First and Second Lien
Debt	$181,443	Discounted Cash Flow	Discount Rate	5.17%	10.14%	7.04%

Total Debt	181,443

Investments in Structured Finance Obligations	16,031	Discounted Cash Flow	Discount Rate	12.00%	14.00%	12.39%
			Default Rate	0.50	1.12	0.74
			Prepayment Rate	28.63	34.71	30.61
			Recovery Rate	70.24	75.00	73.52
	15,333	Consensus Pricing	Indicative Quotes	53.00	88.00	80.84

Total Structured Finance Obligations	31,364

Total Level III Investments	$212,807

The significant unobservable inputs used in the fair value measurement of the Company’s investments in first and second lien debt securities are discount rates and indicative quotes. Significant increases in discount rates would result in a significantly lower fair value measurement. Significant decreases in indicative quotes in isolation may result in a significantly lower fair value measurement.

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

Financial instruments disclosed but not carried at fair value:

The following table presents the carrying value and fair value of the Company’s secured borrowings disclosed but not carried at fair value as of December 31, 2014 and 2013.

	December 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured borrowings	$308,441	$308,441	$66,822	$66,822

Total	$308,441	$308,441	$66,822	$66,822

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

4. RELATED PARTY TRANSACTIONS

Investment Advisory Agreement

On April 3, 2013, the Company’s Board of Directors, including a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the Investment Company Act (“Independent Directors”), approved an investment advisory and management agreement (the “Investment Advisory Agreement”) between the Company and the Investment Adviser in accordance with, and on the basis of an evaluation satisfactory to such directors as required by, Section 15(c) of the Investment Company Act. The initial term of the Investment Advisory Agreement is two years from April 3, 2013 and, unless terminated earlier, the Investment Advisory Agreement will renew automatically for successive annual periods, provided that such continuance is specifically approved at least annually by the vote of the Board of Directors and by the vote of a majority of the Independent Directors. The Investment Advisory Agreement will automatically terminate in the event of an assignment and may be terminated by either party without penalty upon at least 60 days’ written notice to the other party. Subject to the overall supervision of the Board of Directors, the Investment Adviser provides investment advisory services to the Company. For providing these services, the Investment Adviser receives fees from the Company consisting of two components—a base management fee and an incentive fee.

Prior to a Qualified IPO, the base management fees are calculated and payable quarterly in arrears at an annual rate of 1.50% of the average daily gross assets of the Company for the period adjusted for share issuances or repurchases, excluding any cash and cash equivalents and including assets acquired with leverage from use of the Revolving Credit Facility and Facility (see Note 5, Borrowings). For purposes of this calculation, cash and cash equivalents include any temporary investments in cash-equivalents, U.S. government securities and other high quality investment grade debt investments that mature in 12 months or less from the date of investment. Base management fees for any partial quarter are prorated. The Investment Adviser contractually waived one-third (0.50%) of the base management fees prior to a Qualified IPO. The fee waiver will terminate if and when a Qualified IPO has been consummated.

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

Prior to a Qualified IPO and subject to the receipt of any necessary regulatory approvals, the Company’s Investment Adviser intends to make (or require individual employees or entities in which employees own an interest to make) capital commitments to purchase shares of the Company’s common stock in an amount equal to approximately 25% of each installment of the net after tax incentive fee that the Investment Adviser receives from the Company. For the years ended December 31, 2014 and 2013, there was no incentive fee paid on pre-incentive fee net investment income or realized capital gains, therefore, no commitments were made and no shares were issued to the Investment Adviser related to the after tax incentive.

For the years ended December 31, 2014 and 2013, base management fees were $4,373 and $625, respectively (net of waiver of $2,186 and $312, respectively), incentive fees related to pre-incentive fee net investment income were $3,578 and $0, respectively, and there were no incentive fees related to realized capital gains. For the years ended December 31, 2014 and 2013, there were no accrued capital gains incentive fees based upon the cumulative net realized and unrealized appreciation/(depreciation) as of December 31, 2014 and 2013, respectively. The accrual for any capital gains incentive fee under US GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual.

As of December 31, 2014 and 2013, $6,319 and $625, respectively, was included in base management and incentive fees payable in the accompanying Consolidated Statements of Assets and Liabilities.

On April 3, 2013, the Investment Adviser entered into a personnel agreement with The Carlyle Group Employee Co., L.L.C. (“Carlyle Employee Co.”), an affiliate of the Investment Adviser, pursuant to which Carlyle Employee Co. provides the Investment Adviser with access to investment professionals.

Administration Agreement

On April 3, 2013, the Company’s Board of Directors approved an administration agreement (the “Administration Agreement”) between the Company and the Administrator. Pursuant to the Administration Agreement, the Administrator provides services and receives reimbursements equal to an amount that reimburses the Administrator for its costs and expenses and the Company’s allocable portion of overhead incurred by the Administrator in performing its obligations under the Administration Agreement, including the Company’s allocable portion of the compensation paid to or compensatory distributions received by the Company’s officers (including the Chief Compliance Officer and Chief Financial Officer) and respective staff who provide services to the Company, operations staff who provide services to the Company, and any internal audit staff, to the extent internal audit performs a role in the Company’s Sarbanes-Oxley Act internal control assessment. Reimbursement under the Administration Agreement occurs quarterly in arrears.

The initial term of the Administration Agreement is two years from April 3, 2013 and, unless terminated earlier, the Administration Agreement will renew automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (i) the vote of the Board of Directors or by a majority vote of the outstanding voting securities of the Company and (ii) the vote of a majority of the Company’s Independent Directors. The Administration Agreement may not be assigned by a party without the consent of the other party and may be terminated by either party without penalty upon at least 60 days’ written notice to the other party.

For the years ended December 31, 2014 and 2013, GMS Finance incurred $626 and $650, respectively, in fees under the Administrative Agreement, which were included in administrative service fees in the accompanying Consolidated Statements of Operations. As of December 31, 2014 and 2013, $91 and $131, respectively, was unpaid and included in administrative service fees payable in the accompanying Consolidated Statements of Assets and Liabilities

Sub-Administration Agreements

On April 3, 2013, the Administrator entered into sub-administration agreements with Carlyle Employee Co. and CELF Advisors LLP. Pursuant to the agreements, Carlyle Employee Co. and CELF Advisors LLP provide the Administrator with access to personnel.

On April 3, 2013, the Administrator entered into a sub-administration agreement with State Street Bank and Trust Company (as amended, the “Sub-Administration Agreement”). As amended, the initial term of the Sub-Administration Agreement ends on April 1, 2015 and, unless terminated earlier, the Sub-Administration Agreement will renew automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (i) the vote of the Board of Directors or by the vote of a majority of the outstanding voting securities of the Company and (ii) the vote of a majority of the Company’s Independent Directors. The Sub-Administration Agreement may be terminated upon at least 60 days’ written notice and without penalty by the vote of a majority of the outstanding securities of the Company, or by the vote of the Board of Directors or by either party to the Sub-Administration Agreement.

For the years ended December 31, 2014 and 2013, fees incurred in connection with the sub-administration agreement, which amounted to $222 and $50, respectively, were included in other general and administrative in the accompanying Consolidated Statements of Operations. As of December 31, 2014 and 2013, $80 and $50, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.

Placement Fees

On April 3, 2013, the Company entered into a placement fee arrangement with TCG Securities, L.L.C. (“TCG”), a licensed broker-dealer and an affiliate of the Investment Adviser, which may require stockholders to pay a placement fee to TCG for TCG’s services.

For the years ended December 31, 2014 and 2013, TCG earned placement fees of $1 and $0, respectively, from GMS Finance stockholders in connection with the issuance or sale of the Company’s common stock.

Board of Directors

GMS Finance’s Board of Directors currently consists of seven members, four of whom are Independent Directors. On April 3, 2013, the Board of Directors also established an Audit Committee consisting of its Independent Directors, and may establish additional committees in the future. For the years ended December 31, 2014 and 2013, GMS Finance incurred $395 and $322, respectively, in fees and expenses associated with its Independent Directors and Audit Committee. As of December 31, 2014 and 2013, $5 and $28, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities. As of December 31, 2014 and 2013, certain directors had committed $1,750 in capital commitments to the Company.

5. BORROWINGS

In accordance with the Investment Company Act, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 200% after such borrowing. As of December 31, 2014 and 2013, asset coverage was 209.67% and 378.35%, respectively. During the years ended December 31, 2014 and 2013, there were net secured borrowings of $179,619 and $66,822, respectively, under the Revolving Credit Facility and $62,000 and $0, respectively, under the Facility. As of December 31, 2014 and 2013, there was $308,441 and $66,822, respectively, in secured borrowings outstanding.

Revolving Credit Facility

The Borrower Sub closed on May 24, 2013 on the Revolving Credit Facility, which was subsequently amended on June 30, 2014 (the “First Amendment”). The First Amendment, among other things (a) reduced the maximum commitments from $500,000 to $400,000, (b) extended the revolving period from May 24, 2016 to May 24, 2017, (c) extended the maturity date from May 24, 2019 to May 22, 2020, (d) increased the per annum revolving period rate from the applicable base rate (based on LIBOR, the commercial paper rate, prime rate or the federal funds rate) plus 1.75% to the applicable base rate plus 1.85%, (e) added covenant-lite loans (subject to certain limitations) to the types of assets eligible to be purchased by the Borrower Sub, and (f) modified certain other restrictions and requirements set forth in the Revolving Credit Facility. Advances under the Revolving Credit Facility first became available once the Borrower Sub held at least $30,000 of minimum equity in its assets. The Revolving Credit Facility provides for secured borrowings during the applicable revolving period up to an amount equal to the lesser of $400,000, the borrowing base as calculated pursuant to the terms of the Revolving Credit Facility, and the amount of net cash proceeds and unpledged capital commitments the Company has received with an accordion feature that can, subject to certain conditions, increase the aggregate maximum credit commitment up to an amount not to exceed $750,000, subject to restrictions imposed on borrowings under the Investment Company Act and certain restrictions and conditions set forth in the Revolving Credit Facility, including adequate collateral to support such borrowings. The Revolving Credit Facility has a revolving period through May 24, 2017 (with two one-year extension options, subject to the Borrower Sub’s and the lenders’ consent) and a maturity date of May 22, 2020 (extendable in connection with an extension of the revolving period). Borrowings under the Revolving Credit Facility bear interest initially at the applicable commercial paper rate (if the lender is a conduit lender) or LIBOR (or, if applicable, a rate based on the prime rate or federal funds rate) plus 1.85% per year during the revolving period, with pre-determined future interest rate increases of 1.00%-1.90% over the three years following the end of the revolving period. The Borrower Sub is also required to pay an undrawn commitment fee of between 0.25% and 1.00% per year depending on the usage of the Revolving Credit Facility. Payments under the Revolving Credit Facility are made quarterly. The lenders have a first lien security interest on substantially all of the assets of the Borrower Sub.

As part of the Revolving Credit Facility, the Borrower Sub is subject to limitations as to how borrowed funds may be used and the types of loans that are eligible to be acquired by the Borrower Sub including, but not limited to, restrictions on sector and geographic concentrations, loan size, payment frequency, tenor and minimum investment ratings (or estimated ratings). In addition, borrowed funds are intended to be used primarily to purchase first lien loan assets, and the Borrower Sub is limited in its ability to purchase certain other assets (including, but not limited to, second lien loans, covenant-lite loans, revolving and delayed draw loans and discount loans) and other assets are not permitted to be purchased (including, but not limited to paid-in-kind loans and structured finance obligations). The Revolving Credit Facility has certain requirements relating to interest coverage, collateral quality and portfolio performance, including limitations on delinquencies and charge offs, certain violations of which could result in the acceleration of the amounts due under the Revolving Credit Facility. The Revolving Credit Facility is also subject to a borrowing base that applies different advance rates to assets held by the Borrower Sub based generally on the fair market value of such assets. Under certain circumstances as set forth in the Revolving Credit Facility, the Company could be obliged to repurchase loans from the Borrower Sub.

Related to the First Amendment, which reduced the maximum commitments under the Revolving Credit Facility, $827 of deferred financing costs (representing the prorated financing costs related to the reduction in commitments) were immediately expensed in lieu of continuing to amortize over the term of the Revolving Credit Facility.

As of December 31, 2014 and 2013, the Borrower Sub was in compliance with all covenants and other requirements of the Revolving Credit Facility.

Facility

The Company closed on March 21, 2014 on the Facility, which was subsequently amended on January 8, 2015 (the “First Facility Amendment Effective Date”). The First Facility Amendment modified the release of the $100,000 pledge of unfunded investor equity capital commitments to occur once $100,000 of incremental capital has been called and received by the Company subsequent to the First Facility Amendment Effective Date (as opposed to subsequent to the original March 21, 2014 closing date of the Facility). The maximum principal amount of the Facility is $150,000, subject to availability under the Facility, which is based on certain advance rates multiplied by the value of the Company’s portfolio investments (subject to certain concentration limitations) net of certain other indebtedness that the Company may incur in accordance with the terms of the Facility. Proceeds of the Facility may be used for general corporate purposes, including the funding of portfolio investments. Maximum capacity under the Facility may be increased to $225,000 through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Facility includes a $20,000 limit for swingline loans and a $5,000 limit for letters of credit. The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Facility, including amounts drawn in respect of letters of credit, will bear interest at either LIBOR plus an applicable spread of 2.25%, or an “alternative base rate” (which is the highest of a prime rate, the federal funds effective rate plus 0.50%, or one month LIBOR plus 1.00%) plus an applicable spread of 1.25%. The Company may elect either the LIBOR or the “alternative base rate” at the time of drawdown, and loans may be converted from one rate to another at any time, subject to certain conditions. The Company also pays a fee of 0.375% on undrawn amounts under the Facility and, in respect of each undrawn letter of credit, a fee and interest rate equal to the then-applicable margin under the Facility while the letter of credit is outstanding. The availability period under the Facility will terminate on March 21, 2018 (the “Commitment Termination Date”) and the Facility will mature on March 21, 2019 (the “Maturity Date”). During the period from the Commitment Termination Date to the Maturity Date, the Company will be obligated to make mandatory prepayments under the Facility out of the proceeds of certain asset sales, other recovery events and equity and debt issuances.

Subject to certain exceptions, the Facility is secured by a perfected first-priority security interest in substantially all of the portfolio investments held by each of the Company and certain domestic subsidiaries of the Company (such subsidiaries collectively, the “Guarantors”) and the Company’s unfunded investor equity capital commitments (provided that the amount of unfunded capital commitments ultimately available to the lenders is limited to $100,000). The Company is required to cause the Guarantors to guaranty the Facility. The pledge of unfunded investor equity capital commitments shall be released once $100,000 of incremental capital has been called and received by the Company subsequent to the First Facility Amendment Effective Date. Such capital call commitment has not been satisfied as of December 31, 2014. The Facility includes customary covenants, including certain financial covenants related to asset coverage, shareholders’ equity and liquidity, certain limitations on the incurrence of additional indebtedness and liens, and other maintenance covenants, as well as usual and customary events of default for senior secured revolving credit facilities of this nature.

As of December 31, 2014, the Company was in compliance with all covenants and other requirements of the Facility.

Summary of Facilities

The facilities of the Company and the Borrower Sub consisted of the following as of December 31, 2014 and 2013:

	December 31, 2014
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Revolving Credit Facility	$400,000	$246,441	$153,559	$10,557
Facility	150,000	62,000	88,000	58,623

Total	$550,000	$308,441	$241,559	$69,180

	December 31, 2013
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Revolving Credit Facility	$500,000	$66,822	$433,178	$18,616

Total	$500,000	$66,822	$433,178	$18,616

(1)	The unused portion is the amount upon which commitment fees are based.
(2)	Available for borrowing based on the computation of collateral to support the borrowings.

As of December 31, 2014 and 2013, $1,025 and $259, respectively, of interest expense, $139 and $266, respectively, of unused commitment fees and $28 and $24, respectively, of other fees were included in interest and credit facility fees payable. For the year ended December 31, 2014, the average interest rate was 2.18% and average principal debt outstanding was $164,980. For the period from August 8, 2013 (initial date the Company borrowed under the Revolving Credit Facility) through December 31, 2013, the average interest rate was 1.98% and average principal debt outstanding was $44,063. As of December 31, 2014 and 2013, the interest rate was 2.17% and 1.97%, respectively, based on floating LIBOR rates.

For the years ended December 31, 2014 and 2013, the components of interest expense and credit facility fees were as follows:

	For the years ended December 31,
	2014	2013
Interest expense	$3,648	$353
Facility unused commitment fee	1,129	602
Amortization of deferred financing costs	1,820	513
Other fees	103	49

Total interest expense and credit facility fees	$6,700	$1,517

Cash paid for interest expense	$2,882	$94

For the year ended December 31, 2014, $827 of the amortization of deferred financing costs represents the prorated financing costs that were immediately expensed in lieu of continuing to amortize over the term of the Revolving Credit Facility related to the First Amendment which reduced the maximum commitments under the Revolving Credit Facility.

6. COMMITMENTS AND CONTINGENCIES

A summary of significant contractual payment obligations was as follows as of December 31, 2014 and 2013:

	Secured Borrowings
Payment Due by Period	December 31, 2014	December 31, 2013
Less than 1 Year	$—	$—
1-3 Years	—	—
3-5 Years	62,000	—
More than 5 Years	246,441	66,822

Total	$308,441	$66,822

In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnifications or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of December 31, 2014 and 2013 for any such exposure.

As of December 31, 2014 and 2013, the Company had $1,129,522 and $877,408, respectively, in total capital commitments from stockholders, of which $776,750 and $689,405, respectively, was unfunded. As of December 31, 2014 and 2013, certain directors had committed $1,750 in capital commitments to the Company.

As of December 31, 2014, there was a $100,000 pledge of unfunded investor equity capital commitments to the lenders of the Facility, which shall be released once $100,000 of incremental capital has been called and received by the Company subsequent to the effective date of the First Facility Amendment. Such capital call commitment has not been satisfied as of December 31, 2014.

The Company had the following commitments to fund delayed draw senior secured loans, none of which were funded:

	Par Value as of
	December 31, 2014	December 31, 2013
Total unfunded delayed draw commitments	$9,500	$3,000

7. NET ASSETS

In connection with its formation, the Company has the authority to issue 200,000,000 shares of common stock, $0.01 per share par value.

During the year ended December 31, 2014, the Company issued 8,356,707 shares for $164,803. The following table summarizes capital activity during the year ended December 31, 2014:

	Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Net Realized Gain (Loss) on Investments	Net Unrealized Appreciation (Depreciation) on Investments	Total Net Assets

	Shares	Amount
Balance, beginning of year	9,575,990	$96	$186,965	$(74)	$(664)	$—	$(321)	$186,002
Common stock issued	8,354,987	83	164,686	—	—	—	—	164,769
Reinvestment of dividends	1,720	—	34	—	—	—	—	34
Net investment income (loss)	—	—	—	—	14,260	—	—	14,260
Net realized gain (loss) on investments—non-controlled/ non-affiliated	—	—	—	—	—	72	—	72
Net change in unrealized appreciation (depreciation) on investments—non-controlled/ non-affiliated	—	—	—	—	—	—	(8,718)	(8,718)
Dividends declared	—	—	—	—	(18,162)	—	—	(18,162)
Tax reclassification of stockholders’ equity in accordance with US GAAP	—	—	(49)	—	178	(129)	—	—

Balance, end of year	17,932,697	$179	$351,636	$(74)	$(4,388)	$(57)	$(9,039)	$338,257

During the year ended December 31, 2013, the Company issued 9,575,890 shares for $188,001. The following table summarizes capital activity during the year ended December 31, 2013:

	Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Net Realized Gain (Loss) on Investments	Net Unrealized Appreciation (Depreciation) on Investments	Total Net Assets

	Shares	Amount
Balance, beginning of year	100	$—	$2	$—	$—	$—	$—	$2
Common stock issued	9,575,890	96	187,905	—	—	—	—	188,001
Offering costs	—	—	—	(74)	—	—	—	(74)
Net investment income (loss)	—	—	—	—	(1,669)	—	—	(1,669)
Net realized gain (loss) on investments—non-controlled/ non-affiliated	—	—	—	—	—	63	—	63
Net change in unrealized appreciation (depreciation) on investments—non-controlled/ non-affiliated	—	—	—	—	—	—	(321)	(321)
Tax reclassification of stockholders’ equity in accordance with US GAAP	—	—	(942)	—	1,005	(63)	—	—

Balance, end of year	9,575,990	$96	$186,965	$(74)	$(664)	$—	$(321)	$186,002

The following table summarizes total shares issued and proceeds received related to capital drawdowns delivered pursuant to subscriptions for the Company’s common stock during the year ended December 31, 2014:

	Shares Issued	Proceeds Received
January 27, 2014	1,020,810	$19,998
February 21, 2014	491,849	9,689
March 21, 2014	1,802,772	35,785
April 14, 2014**	148	3
July 14, 2014**	586	12
September 17, 2014	643,060	12,790
October 9, 2014**	986	19
October 16, 2014	1,134,723	22,502
November 3, 2014	1,008,570	20,000
December 9, 2014	2,253,203	44,005

Total	8,356,707	$164,803

**	Represents shares issued upon the reinvestment of dividends

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

Subscribed but unissued shares are presented in equity with a deduction of subscriptions receivable until cash is received for a subscription. There were no subscribed but unissued shares as of December 31, 2014 and 2013.

Subscription transactions during the years ended December 31, 2014 and 2013 were executed at an offering price at a premium to net asset value due to the requirement to use prior quarter net asset value as offering price unless it would result in the Company selling shares of its common stock at a price below the current net asset value and also in order to effect a reallocation of organizational costs to subsequent investors. Such subscription transactions increased net asset value by $719 or $0.09 per share and $1,136 or $0.32 per share, respectively, for the years ended December 31, 2014 and 2013, respectively.

The Company computes earnings per common share in accordance with ASC 260, Earnings Per Share. Basic earnings per common share were calculated by dividing net increase (decrease) in net assets resulting from operations attributable to the Company by the weighted-average number of common shares outstanding for the year.

Basic and diluted earnings per common share were as follows:

	For the years ended December 31,
	2014	2013
Net increase (decrease) in net assets resulting from operations	$5,614	$(1,927)
Weighted-average common shares outstanding	13,091,544	3,016,298

Basic and diluted earnings per common share	$0.43	$(0.64)

The following table summarizes the Company’s dividends declared and payable during the year ended December 31, 2014:

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
March 13, 2014	March 31, 2014	April 14, 2014	$0.19	$2,449
June 26, 2014	June 30, 2014	July 14, 2014	$0.27	$3,481
September 12, 2014	September 18, 2014	October 9, 2014	$0.44	$5,956
December 19, 2014	December 29, 2014	January 26, 2015	$0.35	$6,276

During the year ended December 31, 2013, no dividends or distributions had been declared or paid by the Company.

8. CONSOLIDATED FINANCIAL HIGHLIGHTS

The following is a schedule of consolidated financial highlights for the years ended December 31, 2014 and 2013:

	For the years ended December 31,
	2014	2013
Per Share Data:
Net asset value per share, beginning of year	$19.42	$20.00
Net investment income (loss) (1)	1.09	(0.55)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	(0.49)	(0.34)

Net increase (decrease) in net assets resulting from operations	0.60	(0.89)

Dividends declared (2)	(1.25)	—
Effect of subscription offering price (3)	0.09	0.32
Offering costs	—	(0.01)

Net asset value per share, end of year	$18.86	$19.42

Number of shares outstanding, end of year	17,932,697	9,575,990
Total return (4)	3.55%	(2.90)%
Net assets, end of year	$338,257	$186,002
Ratio to average net assets (5):
Expenses net of waiver, before incentive fees	5.78%	9.75%
Expenses net of waiver, after incentive fees	7.15%	9.75%
Expenses gross of waiver, after incentive fees	7.98%	10.21%
Net investment income (loss) (6)	5.45%	(2.45)%
Interest expense and credit facility fees	2.56%	2.23%
Ratios/Supplemental Data:
Asset coverage	209.67%	378.35%
Portfolio turnover (5)	28.06%	6.43%
Total committed capital, end of year	$1,129,522	$877,408
Ratio of total contributed capital to total committed capital, end of year	31.23%	21.43%
Weighted-average shares outstanding	13,091,544	3,016,298

(1)	For the year ended December 31, 2014, net investment income (loss) per share was calculated as net investment income (loss) for the year divided by the weighted-average number of shares outstanding for the year. For the year ended December 31, 2013, net investment income (loss) per share was calculated as net investment income (loss) for the period divided by the weighted average number of shares outstanding for the period June 5, 2013 (date of issuance of shares related to the first capital drawdown) through December 31, 2013.
(2)	For the year ended December 31, 2014, dividends declared per share was calculated as the sum of dividends declared on each quarter-end date during the year divided by the number of shares outstanding at each respective quarter-end date (refer to Note 7).
(3)	Increase is due to offering price of subscriptions during the year (refer to Note 7).
(4)

Total return based on net asset value equals the change in net asset value during the year plus the declared dividends for the years ended December 31, 2014 and 2013, divided by the beginning net asset value for the year. This calculation is adjusted for additional shares issued related to dividends paid, thereby assuming reinvestment of dividends distributed in connection with the dividend reinvestment plan. Total return based on change in net asset value for the year ended December 31, 2013 was calculated for the period from commencement of operations through December 31, 2013. Total return does not reflect taxes paid on distributions or placement fees paid on capital drawdowns, if any. The Company’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results. Total return for the years ended December 31, 2014 and 2013 was inclusive of $0.09 and $0.32, respectively, per share increase in net asset value related to the offering price of subscriptions. Excluding the effects of the higher offering price of subscriptions, total return would have been 3.09% and (4.50%), respectively (refer to Note 7).
(5)	The Company commenced operations on May 2, 2013; therefore, ratios to average net assets and portfolio turnover for the year ended December 31, 2013 may have been different had there been a full year of operations.
(6)	The net investment income ratio is net of the waiver of base management fees.

9. LITIGATION

The Company may become party to certain lawsuits in the ordinary course of business. The Company does not believe that the outcome of current matters, if any, will materially impact the Company or its consolidated financial statements. As of December 31, 2014 and 2013 and for the years then ended, the Company was not subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company.

In addition, portfolio investments of the Company could be the subject of litigation or regulatory investigations in the ordinary course of business. The Company does not believe that the outcome of any current contingent liabilities of its portfolio investments, if any, will materially affect the Company or these consolidated financial statements.

10. TAX

The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of December 31, 2014 and 2013.

In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. As of December 31, 2014, the Company had filed tax returns and therefore is subject to examination. As of December 31, 2013, the Company had not yet filed any tax returns and therefore was not yet subject to examination.

Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are reclassified among the Company’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from US GAAP. As of December 31, 2014 and 2013, permanent differences primarily due to net operating loss, the tax treatment of passive foreign investment companies and non-deductible excise tax resulted in a net decrease in accumulated net investment loss by $178 and $1,005, respectively, net decrease in accumulated net realized gain by $129 and $63, respectively, and net decrease in additional paid-in capital in excess of par by $49 and $942, respectively, on the Consolidated Statements of Assets and Liabilities. Total earnings and net asset value were not affected.

The tax character of the distributions paid for the fiscal years ended December 31, 2014 and 2013 was as follows:

	For the years ended December 31,
	2014	2013
Ordinary income	$18,162	$—
Tax return of capital	$—	$—

Income Tax Information and Distributions to Stockholders

As of December 31, 2014 and 2013, the components of accumulated earnings (deficit) on a tax basis were as follows:

	2014	2013
Undistributed ordinary income	$1,547	$—
Other book/tax temporary differences (1)	(2,009)	(284)
Capital loss carryforwards	(56)	—
Net unrealized appreciation (depreciation) on investments—non-controlled/non-affiliated (2)	(12,965)	(701)

Total accumulated earnings (deficit)	$(13,483)	$(985)

(1)	Consists of the unamortized portion of organization costs as of December 31, 2014 and 2013, respectively. Also, consists of the unamortized portion of the prorated financing costs that were immediately expensed in lieu of continuing to amortize over the term of the Revolving Credit Facility related to the amendment that reduced commitments in the Revolving Credit Facility as of December 31, 2014.
(2)	The difference between the book-basis and tax-basis unrealized appreciation (depreciation) on investments is attributable primarily to the tax treatment of passive foreign investment companies, which include the structured finance obligations. Also, consists of book to tax difference on interest income on CLO equity investments recognized using the effective yield method for financial statement purposes.

As of December 31, 2014 and 2013, the cost of investments for federal income tax purposes and gross unrealized appreciation and depreciation on investments were as follows:

	2014	2013
Cost of investments—non-controlled/non-affiliated	$711,628	$213,507
Gross unrealized appreciation on investments—non-controlled/non-affiliated	2,752	1,509
Gross unrealized depreciation on investments—non-controlled/non-affiliated	(15,717)	(2,210)

Net unrealized appreciation (depreciation) on investments—non-controlled/non-affiliated	$(12,965)	$(701)

On December 22, 2010, the Regulated Investment Company Modernization Act of 2010 (the “RIC Modernization Act”) was enacted which changed various technical rules governing the tax treatment of RICs. The changes are generally effective for taxable years beginning after the date of enactment. Under the RIC Modernization Act, the fund will be permitted to carry forward capital losses incurred in taxable years beginning after the date of enactment for an unlimited period. However, any losses incurred during those future taxable years will be required to be utilized prior to the losses incurred in pre-enactment taxable years, which carry an expiration date. As a result of this ordering rule, pre-enactment capital loss carryforwards may be more likely to expire unused. Additionally, post-enactment capital losses that are carried forward will retain their character as either short-term or long-term losses rather than being considered all short-term as under previous law. As of December 31, 2014 and 2013, the Company did not have any pre-enactment capital loss carryforwards, and had $56 and $0, respectively, of post enactment short-term capital loss carryforwards.

11. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2014
	Q4	Q3	Q2	Q1
Total investment income	$5,885	$10,522	$9,944	$6,633
Net expenses	4,906	4,816	5,408	3,594
Net investment income (loss)	979	5,706	4,536	3,039
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	(4,910)	(4,769)	56	977
Net increase (decrease) in net assets resulting from operations	(3,931)	937	4,592	4,016
Net asset value per share	18.86	19.35	19.71	19.63
Basic and diluted earnings per common share	$(0.25)	$0.07	$0.36	$0.37

	2013
	Q4	Q3	Q2	Q1
Total investment income	$3,804	$1,145	$20	$—
Net expenses	2,092	1,951	2,595	—
Net investment income (loss)	1,712	(806)	(2,575)	—
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	43	(365)	64	—
Net increase (decrease) in net assets resulting from operations	1,755	(1,171)	(2,511)	—
Net asset value per share	19.42	19.11	18.72	—
Basic and diluted earnings per common share	$0.22	$(0.29)	$(7.92)	$—

13. SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed below.

On January 2, 2015, the Company issued a capital call and delivered capital drawdown notices totaling $18,000. Proceeds from the capital call were due and the related issuance of 924,977 shares occurred on January 27, 2015. On February 11, 2015, the Company issued a capital call and delivered capital drawdown notices totaling $45,004. Proceeds from the capital call were due and the related issuance of 2,312,659 shares occurred on February 26, 2015.

Subsequent to December 31, 2014, the Company borrowed $33,700 under the Revolving Credit Facility and $72,000 under the Facility to fund investment acquisitions. The Company also voluntarily repaid $51,000 under the Facility.

On March 11, 2015, the Company’s Board of Directors, including a majority of the Independent Directors, approved the renewal of the Company’s Investment Advisory Agreement with the Adviser, the Company’s Administration Agreement with the Administrator and the Company’s Sub-Administration Agreement with State Street Bank and Trust Company, each for an additional one year term.

On March 11, 2015, the Company’s Board of Directors declared a dividend of $0.37 per share, which is payable on or about April 17, 2015 to holders of record of the Company’s common stock at the close of business on March 13, 2015.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). The Company’s internal control over financial reporting is a process designed under the supervision of its President (Principal Executive Officer) and interim Chief Financial Officer and Treasurer (performing the functions of Principal Financial Officer) and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of the Company’s assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting as of December 31, 2014 was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm due to an exemption for emerging growth companies under the JOBS Act.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2015 annual meeting of stockholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

We have adopted a Code of Ethics for Principal Executive and Senior Financial Officers under the Sarbanes-Oxley Act of 2002 (the “SOX Code of Ethics”), which applies to, among others, our principal executive officer and principal financial officer. There have been no material changes to our SOX Code of Ethics or material waivers of the code that apply to our Chief Executive Officer or interim Chief Financial Officer. We hereby undertake to provide a copy of this code to any person, without charge, upon request. Requests for a copy of this code may be made in writing addressed to the Secretary of the Company, Matthew Cottrell, Carlyle GMS Finance, Inc., 520 Madison Avenue, 38th Floor, New York, NY.

Item 11. Executive Compensation

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2015 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2015 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2015 annual meeting of stockholders.

Item 14. Principal Accountant Fees and Services

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2015 annual meeting of stockholders.

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

(3) Exhibits

3.1	Articles of Amendment and Restatement (1)

3.2	Amended and Restated Bylaws (1)

4.1	Form of Subscription Agreement (1)

10.1	Advisory Agreement (1)

10.2	Administration Agreement (1)

10.3	Form of Indemnification Agreement (1)

10.4	Loan and Servicing Agreement (2)

10.5	Senior Secured Revolving Credit Agreement, dated as of March 21, 2014 (4)

10.6	First Amendment, dated as of June 30, 2014, to the Loan and Servicing Agreement, dated as of May 24, 2013 (5)

10.7	First Amendment, dated as of January 8, 2015, to the Senior Secured Revolving Credit Agreement, dated as of March 21, 2014 *

21.1	List of Subsidiaries (3)

31.1	Certification of President (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of President (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of interim Chief Financial Officer (performing the functions of Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(1)	Incorporated by reference to Form 10-12G/A filed by GMS Finance on April 11, 2013 (File No. 000-54899)
(2)	Incorporated by reference to Form 10-Q filed by GMS Finance on July 31, 2013 (File No. 814-00995)
(3)	Incorporated by reference to Form 10-12G filed by GMS Finance on February 11, 2013 (File No. 000-54899)
(4)	Incorporated by reference to Form 10-Q filed by GMS Finance on May 9, 2014 (File No. 814-00995)
(5)	Incorporated by reference to Form 10-Q filed by GMS Finance on August 13, 2014 (File No. 814-00995)
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARLYLE GMS FINANCE, INC.

Dated: March 27, 2015	By	/s/ Michael Hart
Michael Hart Director and President (principal executive officer)

Dated: March 27, 2015	By	/s/ Orit Mizrachi
Orit Mizrachi Interim Chief Financial Officer (principal financial and accounting officer)

Dated: March 27, 2015	By	/s/ Michael J. Petrick
Michael J. Petrick Chairman of the Board of Directors

Dated: March 27, 2015	By	/s/ Nigel D.T. Andrews
Nigel D.T. Andrews Director

Dated: March 27, 2015	By	/s/ William P. Hendry
William P. Hendry Director

Dated: March 27, 2015	By	/s/ Eliot P.S. Merrill
Eliot P.S. Merrill Director

Dated: March 27, 2015	By	/s/ John G. Nestor
John G. Nestor Director

Dated: March 27, 2015	By	/s/ Michael L. Rankowitz
Michael L. Rankowitz Director