Form 10-Q
period 2015-03-31
Carlyle GMS Finance, Inc.
filed 2015-05-08
CIK 1544206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2015
Common stock, $0.01 par value	22,635,481

CARLYLE GMS FINANCE, INC.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(dollar amounts in thousands, except per share data)

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
Investments—non-controlled/non-affiliated, at fair value (amortized cost of $794,139 and $707,701, respectively)	$788,672	$698,662
Cash	10,343	8,754
Deferred financing costs	4,403	4,635
Interest receivable	2,222	4,512
Prepaid expenses and other assets	10	157

Total assets	$805,650	$716,720

LIABILITIES
Payable for investments purchased	$25,247	$55,343
Secured borrowings (Note 5)	363,140	308,441
Due to Investment Adviser	83	41
Interest and credit facility fees payable (Note 5)	1,460	1,192
Base management and incentive fees payable (Note 4)	3,692	6,319
Dividend payable (Note 7)	7,833	6,276
Administrative service fees payable (Note 4)	52	91
Other accrued expenses and liabilities	906	760

Total liabilities	402,413	378,463

Commitments and contingencies (Notes 6 and 10)
NET ASSETS
Common stock, $0.01 par value; 200,000,000 shares authorized; 21,171,384 shares and 17,932,697 shares, respectively, issued and outstanding	212	179
Paid-in capital in excess of par value	414,628	351,636
Offering costs	(74)	(74)
Accumulated net investment income (loss), net of cumulative dividends of $25,995 and $18,162, respectively	(5,741)	(4,388)
Accumulated net realized gain (loss)	(321)	(57)
Accumulated net unrealized appreciation (depreciation)	(5,467)	(9,039)

Total net assets	$403,237	$338,257

NET ASSETS PER SHARE	$19.05	$18.86

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollar amounts in thousands, except per share data)

(unaudited)

	For the three month periods ended
	March 31, 2015	March 31, 2014
Investment income:
Interest income from non-controlled/non-affiliated investments	$12,979	$6,633

Total investment income	12,979	6,633

Expenses:
Base management fees (Note 4)	2,723	991
Incentive fees (Note 4)	1,620	940
Professional fees	384	597
Administrative service fees (Note 4)	112	257
Interest expense (Note 5)	1,780	349
Credit facility fees (Note 5)	428	530
Directors’ fees and expenses	101	82
Transfer agency fees	49	26
Other general and administrative	210	152

Total expenses	7,407	3,924
Waiver of base management fees (Note 4)	908	330

Net expenses	6,499	3,594

Net investment income (loss)	6,480	3,039
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments:
Net realized gain (loss) on investments—non-controlled/non-affiliated	(264)	46
Net change in unrealized appreciation (depreciation) on investments—non-controlled/non-affiliated	3,572	931

Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	3,308	977

Net increase (decrease) in net assets resulting from operations	$9,788	$4,016

Basic and diluted earnings per common share (Note 7)	$0.50	$0.37

Weighted-average shares of common stock outstanding—Basic and Diluted (Note 7)	19,577,942	10,735,373

Dividends declared per common share (Note 7)	$0.37	$0.19

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(dollar amounts in thousands)

(unaudited)

	For the three month periods ended
	March 31, 2015	March 31, 2014
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$6,480	$3,039
Net realized gain (loss) on investments—non-controlled/non-affiliated	(264)	46
Net change in unrealized appreciation (depreciation) on investments—non-controlled/non-affiliated	3,572	931

Net increase (decrease) in net assets resulting from operations	9,788	4,016

Capital transactions:
Common stock issued	63,005	65,472
Reinvestment of dividends	20	—
Dividends declared (Note 10)	(7,833)	(2,449)

Total capital share transactions	55,192	63,023

Net increase (decrease) in net assets	64,980	67,039

Net assets at beginning of period	338,257	186,002

Net assets at end of period	$403,237	$253,041

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollar amounts in thousands)

(unaudited)

	For the three month periods ended
	March 31, 2015	March 31, 2014
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$9,788	$4,016
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	232	219
Net accretion of discount on securities	(329)	(134)
Net realized (gain) loss on investments—non-controlled/non-affiliated	264	(46)
Net change in unrealized (appreciation) depreciation on investments—non- controlled/non-affiliated	(3,572)	(931)
Cost of investments purchased and change in payable for investments purchased	(134,065)	(110,927)
Proceeds from sales and repayments of investments	17,596	13,749
Changes in operating assets:
Interest receivable	2,290	(1,462)
Prepaid expenses and other assets	147	(45)
Changes in operating liabilities:
Due to Investment Adviser	42	585
Interest and credit facility fees payable	268	64
Base management and incentive fees payable	(2,627)	976
Administrative service fees payable	(39)	257
Other accrued expenses and liabilities	146	99

Net cash provided by (used in) operating activities	(109,859)	(93,580)

Cash flows from financing activities:
Proceeds from issuance of common stock	63,005	65,472
Borrowings on Revolving Credit Facility and Facility	105,699	9,100
Repayments of Facility	(51,000)	—
Debt issuance costs	—	(94)
Dividends paid in cash	(6,256)	—

Net cash provided by (used in) financing activities	111,448	74,478

Net increase (decrease) in cash	1,589	(19,102)
Cash, beginning of period	8,754	42,010

Cash, end of period	$10,343	$22,908

Supplemental disclosures:
Interest paid during the period	$1,450	$285
Financing costs due to Investment Adviser	$—	$1,656
Dividends declared during the period	$7,833	$2,449
Reinvestment of dividends	$20	$—

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of March 31, 2015

(dollar amounts in thousands)

(unaudited)

Investments—non-controlled/non-affiliated (1)	Industry	Interest Rate	Maturity Date	Acquisition Date	Par Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
First Lien Debt (75.10%)
Access CIG, LLC (2) (3) (5)	Business Services	6.00%	10/17/2021	10/16/2014	$14,963	$14,822	$15,056	3.73%
ACP Tower Merger Sub, Inc. (Telular Corporation) (2) (3) (4)	Telecommunications	5.50	6/24/2019	6/24/2013	5,703	5,687	5,630	1.40
AF Borrower LLC (Accuvant) (2) (3) (5)	High Tech Industries	6.25	1/28/2022	12/15/2014	12,000	11,766	12,015	2.98
Alpha Packaging Holdings, Inc. (2) (3) (4)	Containers, Packaging & Glass	5.25	5/12/2020	5/12/2014	11,538	11,526	11,313	2.81
American Tire Distributors, Inc. (2) (3) (5)	Automotive	7.00	6/1/2018	6/12/2014	3,184	3,185	3,184	0.79
Anaren, Inc. (2) (3) (4)	Telecommunications	5.50	2/18/2021	2/18/2014	11,468	11,370	11,322	2.81
APX Group, Inc. (5) (8)	Consumer Services	6.38	12/1/2019	10/15/2014	10,000	9,710	9,950	2.47
Blue Bird Body Company (2) (3) (4)	Transportation: Consumer	6.50	6/27/2020	7/22/2014	11,109	10,603	10,789	2.68
Brooks Equipment Company, LLC (2) (3) (4)	Construction & Building	6.75	8/29/2020	8/29/2014	7,798	7,737	7,738	1.92
Capstone Logistics Acquisition, Inc. (2) (3) (4)	Transportation: Cargo	5.50	10/7/2021	10/3/2014	19,950	19,763	19,581	4.86
Castle Management Borrower LLC (Highgate Hotels L.P.) (2) (3) (9)	Hotel, Gaming & Leisure	5.50	9/18/2020	10/10/2014	9,953	9,871	9,853	2.44
Central Security Group, Inc. (2) (3) (4)	Consumer Services	6.25	10/6/2020	10/3/2014	24,937	24,590	24,726	6.13
Consolidated Aerospace Manufacturing, LLC. (2) (3) (4)	Aerospace & Defense	5.00	3/27/2020	2/28/2014	6,338	6,318	6,183	1.53
Coyote Logistics, LLC (2) (3) (5)	Transportation: Cargo	6.25	3/26/2022	3/24/2015	20,800	20,595	20,781	5.15
CRCI Holdings Inc. (CLEAResult Consulting, Inc.) (2) (3) (4)	Utilities: Electric	5.25	7/10/2019	7/29/2014	5,955	5,933	5,854	1.45
DTZ U.S. Borrower, LLC (2) (3) (4)	Construction & Building	5.50	11/5/2021	10/28/2014	10,474	10,325	10,526	2.61
EP Minerals, LLC (2) (3) (4)	Metals & Mining	5.50	8/20/2020	8/20/2014	10,447	10,402	10,375	2.57
FCX Holdings Corp. (2) (3) (4)	Capital Equipment	5.50	8/4/2020	8/4/2014	10,123	10,116	9,955	2.47
Genex Holdings, Inc. (2) (3) (4)	Banking, Finance, Insurance & Real Estate	5.25	5/30/2021	5/22/2014	4,275	4,257	4,283	1.06
Green Energy Partners/Stonewall LLC (2) (3) (5) (10)	Energy: Electricity	6.50	11/13/2021	11/12/2014	8,300	8,141	8,352	2.07
Hercules Achievement, Inc. (Varsity Brands Holding Co., Inc.) (2) (3) (5)	Durable Consumer Goods	6.00	12/11/2021	12/10/2014	19,950	19,760	20,138	4.99
Indra Holdings Corp. (Totes Isotoner) (2) (3) (5)	Non-durable Consumer Goods	5.25	5/1/2021	4/29/2014	14,888	14,757	14,558	3.61
Landslide Holdings, Inc. (LANDesk Software) (2) (3) (4)	Software	5.00	2/25/2020	2/25/2014	9,851	9,853	9,708	2.41
Meritas Schools Holdings, LLC (2) (3) (4)	Consumer Services	7.00	6/25/2019	6/21/2013	7,062	7,010	7,062	1.75

The accompanying notes are an integral part of these consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of March 31, 2015

(dollar amounts in thousands)

(unaudited)

Investments—non-controlled/non-affiliated (1)	Industry	Interest Rate	Maturity Date	Acquisition Date	Par Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
First Lien Debt (75.10%) (continued)
Miller Heiman, Inc. (2) (3) (4)	Business Services	6.75%	9/30/2019	10/1/2013	$19,468	$19,242	$18,763	4.65%
MRI Software, LLC (2) (3) (4)	Software	5.25	2/4/2021	1/31/2014	14,850	14,788	14,578	3.62
MSX International, Inc. (2) (3) (4)	Automotive	6.00	8/21/2020	8/18/2014	10,617	10,522	10,495	2.60
NES Global Talent Finance US LLC (United Kingdom) (2) (3) (4) (8)	Energy: Oil & Gas	6.50	10/3/2019	10/2/2013	12,109	11,920	11,799	2.93
Novetta, LLC (2) (3) (4)	Aerospace & Defense	6.00	10/2/2020	11/19/2014	12,159	12,056	12,030	2.98
Pelican Products, Inc. (2) (3) (4)	Containers, Packaging & Glass	5.25	4/11/2020	4/8/2014	7,877	7,894	7,764	1.93
Prowler Acquisition Corp. (Pipeline Supply and Service, LLC) (2) (3) (4)	Wholesale	5.50	1/28/2020	1/24/2014	10,996	10,909	9,830	2.44
PSC Industrial Holdings Corp (2) (3) (4)	Environmental Industries	5.75	12/5/2020	12/5/2014	11,970	11,858	11,857	2.94
PSI Services LLC(2) (3) (4) (12)	Business Services	7.75	2/27/2021	2/27/2015	18,000	17,478	18,259	4.53
QoL Meds, LLC (2) (3) (4)	Retail	5.50	7/15/2020	7/14/2014	12,956	12,899	12,956	3.21
RCHP, Inc. (Regionalcare) (2) (3) (4)	Healthcare & Pharmaceuticals	6.00	4/23/2019	4/21/2014	19,760	19,588	19,775	4.90
SolAero Technologies Corp. (2) (3) (4)	Telecommunications	5.75	12/10/2020	12/9/2014	11,180	11,084	10,920	2.71
Stafford Logistics, Inc. (Custom Ecology, Inc.) (2) (3) (4)	Environmental Industries	6.75	6/26/2019	7/1/2013	9,540	9,469	9,111	2.26
Sterling Infosystems, Inc (2) (3) (4)	Business Services	5.50	5/13/2021	5/12/2014	8,933	8,895	8,927	2.21
Synarc-Biocore Holdings, LLC (2) (3) (4)	Healthcare & Pharmaceuticals	5.50	3/10/2021	3/6/2014	13,365	13,250	13,026	3.23
Systems Maintenance Services Holding, Inc. (2) (3) (4)	High Tech Industries	5.00	10/18/2019	10/18/2013	2,209	2,203	2,174	0.54
TASC, Inc. (2) (3) (4) (8)	Aerospace & Defense	7.00	5/23/2020	12/17/2014	19,950	19,160	20,100	4.98
Teaching Strategies, LLC (2) (3) (4)	Media: Advertising, Printing & Publishing	6.00	10/1/2019	2/5/2015	14,905	14,844	14,820	3.68
The Hygenic Corporation (Performance Health) (2)(3)(5)	Non-durable Consumer Goods	6.00	10/11/2020	2/27/2015	16,000	15,775	16,046	3.98
The SI Organization, Inc. (2) (3) (4)	Aerospace & Defense	5.75	11/23/2019	5/16/2014	9,350	9,269	9,389	2.33
The Topps Company, Inc. (2) (3) (4)	Non-durable Consumer Goods	7.25	10/2/2018	10/1/2013	11,483	11,398	11,483	2.85
TruckPro, LLC (2) (3) (4)	Automotive	5.75	8/6/2018	8/6/2013	9,400	9,359	9,359	2.32
U.S. Farathane, LLC (2) (3) (5)	Automotive	6.75	12/23/2021	2/6/2015	16,608	16,283	16,554	4.11
Violin Finco S.A.R.L. (Alexander Mann Solutions) (United Kingdom) (2) (3) (4) (8)	Business Services	5.75	12/20/2019	12/18/2013	12,344	12,247	12,344	3.06

CARLYLE GMS FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of March 31, 2015

(dollar amounts in thousands)

(unaudited)

Investments—non-controlled/non-affiliated (1)	Industry	Interest Rate	Maturity Date	Acquisition Date	Par Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
First Lien Debt (75.10%) (continued)
Vitera Healthcare Solutions, LLC (2) (3) (4)	Healthcare & Pharmaceuticals	6.00%	11/4/2020	11/1/2013	$9,509	$9,432	$9,479	2.35%
Zest Holdings, LLC (2) (3) (4)	Durable Consumer Goods	5.25	8/16/2020	8/18/2014	11,781	11,781	11,573	2.87

First Lien Debt Total						$591,700	$592,343	146.90%

Second Lien Debt (14.99%)
AF Borrower LLC (Accuvant) (2) (3) (5)	High Tech Industries	10.00	1/28/2023	12/15/2014	8,000	7,922	7,674	1.90
Allied Security Holdings LLC (2) (3) (5)	Business Services	8.00	8/14/2021	9/25/2014	8,000	7,943	7,974	1.98
Ascensus Inc. (2) (3) (4)	Banking, Finance, Insurance &Real Estate	9.00	12/2/2020	12/2/2013	8,000	7,899	7,970	1.98
Berlin Packaging L.L.C. (2) (3) (5)	Containers, Packaging & Glass	7.75	10/1/2022	9/24/2014	9,200	9,134	9,239	2.29
Charter NEX US Holdings, Inc. (2) (3) (5)	Chemicals, Plastics & Rubber	9.25	2/5/2023	1/30/2015	10,000	9,855	9,674	2.40
Creganna Finance (US) LLC (Ireland) (2) (3) (5) (8)	Healthcare & Pharmaceuticals	9.00	6/1/2022	11/20/2014	9,900	9,807	9,962	2.47
Drew Marine Group Inc. (2) (3) (5)	Chemicals, Plastics & Rubber	8.00	5/19/2021	11/19/2013	12,500	12,476	11,758	2.92
Genex Holdings, Inc. (2) (3) (5)	Banking, Finance, Insurance & Real Estate	8.75	5/30/2022	5/22/2014	4,990	4,938	4,756	1.18
Institutional Shareholder Services Inc. (2) (3) (5)	Banking, Finance, Insurance & Real Estate	8.50	4/30/2022	4/30/2014	12,500	12,388	11,774	2.92
Jazz Acquisition, Inc. (Wencor) (2) (3) (5)	Aerospace & Defense	7.75	6/19/2022	6/25/2014	6,700	6,671	6,181	1.53
Landslide Holdings, Inc. (LANDesk Software) (2) (3) (5)	Software	8.25	2/25/2021	2/25/2014	3,500	3,477	3,283	0.81
Phillips-Medisize Corporation (2) (3) (5)	Chemicals, Plastics & Rubber	8.25	6/16/2022	6/13/2014	5,000	4,955	4,662	1.16
Prowler Acquisition Corp. (Pipeline Supply and Service, LLC) (2) (3) (5)	Wholesale	9.50	7/28/2020	1/24/2014	3,000	2,948	2,474	0.61
Systems Maintenance Services Holding, Inc. (2) (3) (4)	High Tech Industries	9.25	10/18/2020	10/18/2013	6,000	5,955	5,922	1.47
TASC, Inc. (5) (8)	Aerospace & Defense	12.00	5/23/2021	12/17/2014	6,000	5,881	6,315	1.57
Vitera Healthcare Solutions, LLC (2) (3) (5)	Healthcare & Pharmaceuticals	9.25	11/4/2021	11/1/2013	2,000	1,974	1,916	0.48
Watchfire Enterprises, Inc. (2) (3) (5)	Media: Advertising, Printing & Publishing	9.00	10/2/2021	10/2/2013	7,000	6,916	6,664	1.64

Second Lien Debt Total						$121,139	$118,198	29.31%

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of March 31, 2015

(dollar amounts in thousands)

(unaudited)

Investments—non-controlled/non-affiliated (1)	Industry	Maturity Date	Acquisition Date	Par Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
Structured Finance Obligations (9.91%) (5) (8) (11)
1776 CLO I, Ltd., Subordinated Notes	Structured Finance	5/8/2020	2/27/2014	$11,750	$9,492	$7,990	1.98%
AIMCO CLO, Series 2014-A, Class F, 5.47% (2)	Structured Finance	7/20/2026	5/12/2014	2,700	2,354	2,187	0.54
AIMCO CLO, Series 2014-A, Subordinated Notes	Structured Finance	7/20/2026	5/12/2014	11,500	9,722	8,869	2.20
Ares XXVIII CLO Ltd., Subordinated Notes	Structured Finance	10/17/2024	10/10/2013	7,000	5,184	4,882	1.21
Babson CLO Ltd. 2005-I, Subordinated Notes	Structured Finance	4/15/2019	7/16/2013	7,632	432	161	0.04
Blackrock Senior Income Series V, Limited, Subordinated Notes (Ireland)	Structured Finance	8/13/2019	3/11/2014	4,600	2,493	2,358	0.58
CIFC Funding 2007-III, Ltd., Income Notes	Structured Finance	7/26/2021	5/20/2014	6,500	3,348	3,348	0.83
Clydesdale CLO 2005, Ltd., Subordinated Notes	Structured Finance	12/6/2017	7/15/2013	5,750	—	10	0.00
Flagship VII Limited, Subordinated Notes	Structured Finance	1/20/2026	12/18/2013	7,000	5,718	4,865	1.21
Galaxy XII CLO, Ltd., Preferred Shares	Structured Finance	5/19/2023	3/30/2015	7,000	4,655	4,655	1.15
GoldenTree Loan Opportunities V, Limited, Subordinated Notes	Structured Finance	10/18/2021	10/11/2013	5,000	3,053	2,995	0.74
ING Investment Management CLO IV, Ltd., Preferred Shares	Structured Finance	6/14/2022	5/7/2014	9,575	5,545	5,873	1.46
ING IM CLO 2012-1 LLC, Preferred Shares	Structured Finance	3/14/2022	12/5/2014	7,610	4,965	5,555	1.38
ING IM CLO 2012-1 LLC, Subordinated Notes	Structured Finance	3/14/2022	12/5/2014	2,500	1,630	1,769	0.44
MSIM Peconic Bay, Ltd., Subordinated Notes	Structured Finance	7/20/2019	10/22/2013	4,500	1,046	1,271	0.32
Nautique Funding Ltd., Income Notes	Structured Finance	4/15/2020	2/24/2014	5,000	2,977	2,894	0.72
Pacifica CDO V, Ltd., Subordinated Notes	Structured Finance	1/26/2020	3/28/2014	4,700	61	21	0.01
Steele Creek CLO 2014-I, LLC, Subordinated Notes	Structured Finance	8/21/2026	7/18/2014	18,000	14,866	14,490	3.59
Venture VI CDO Limited, Preference Shares	Structured Finance	8/3/2020	4/17/2014	7,000	3,759	3,938	0.98

Structured Finance Obligations Total					$81,300	$78,131	19.38%

Total Investments—non-controlled/non-affiliated					$794,139	$788,672	195.59%

(1)	Unless otherwise indicated, issuers of debt investments of Carlyle GMS Finance, Inc. (“GMS Finance” or the “Company”) are domiciled in the United States and issuers of structured finance obligations are domiciled in the Cayman Islands. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of March 31, 2015, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of March 31, 2015, the Company is not an “affiliated person” of any portfolio company.
(2)	Variable rate loans to the portfolio companies and variable rate notes of structured finance obligations bear interest at a rate that may be determined by reference to either LIBOR or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), which generally resets quarterly. For each such loan and note, the Company has provided the interest rate in effect as of March 31, 2015.

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of March 31, 2015

(dollar amounts in thousands)

(unaudited)

(3)	Loan includes interest rate floor feature.
(4)	These assets are owned by the Company’s wholly owned subsidiary, Carlyle GMS Finance SPV LLC (the “Borrower Sub”). The Borrower Sub has a senior secured revolving credit facility (as amended, the “Revolving Credit Facility”). The lenders of the Revolving Credit Facility have a first lien security interest in substantially all of the assets of the Borrower Sub (see Note 5, Borrowings) and such assets are assets of the Borrower Sub to satisfy obligations of the Borrower Sub under the Revolving Credit Facility and are not available to creditors of the Company.
(5)	These assets are owned by the Company. The Company has a senior secured revolving credit facility (as amended, the “Facility”), which was subsequently amended on January 8, 2015 (the “First Facility Amendment Effective Date”). The lenders of the Facility have a perfected first-priority security interest in substantially all of the portfolio investments held by each of the Company and certain domestic subsidiaries of the Company. The lenders of the Facility also have a perfected first-priority security interest in the unfunded investor equity capital commitments (provided that the amount of unfunded capital commitments ultimately available to the lenders is limited to $100,000) and such security interest will be released once the Company receives equity capital contributions in an amount equal to $100,000 subsequent to the First Facility Amendment Effective Date (see Note 5, Borrowings).
(6)	Amortized cost represents original cost, including origination fees, adjusted for the accretion/amortization of discounts/premiums, as applicable, on debt investments using the effective interest method. The cost of equity tranche collateralized loan obligation (“CLO”) fund investments, which are referred to as “structured finance obligations”, is recorded at amortized cost using the effective interest method.
(7)	Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (Notes 2 and 3), pursuant to the Company’s valuation policies.
(8)	The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(9)	Castle Management Borrower LLC (Highgate Hotels L.P.) is partially owned by the Company ($1,197 par value) as indicated in Note 5 above with the remaining $8,756 par value owned by the Borrower Sub as indicated in Note 4 above.
(10)	Green Energy Partners/Stonewall LLC has an undrawn delayed draw term loan of $8,300 par value at LIBOR + 5.50%, 1.00% floor. An unused rate of 3.00% is charged on the principal while undrawn.
(11)	As of March 31, 2015, the Company has a greater than 25% but less than 50% equity or subordinated notes ownership interest in certain structured finance obligations. These investments have governing documents that preclude the Company from controlling management of the entity and therefore the Company has determined that the issuer of the investment is not a controlled affiliate or a non-controlled affiliate.
(12)	In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company is entitled to receive additional interest as a result of an arrangement amongst lenders (“AAL”) in the syndicate.

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of March 31, 2015

(dollar amounts in thousands)

(unaudited)

As of March 31, 2015, investments—non-controlled/non-affiliated at fair value consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$591,700	$592,343	75.10%
Second Lien Debt	121,139	118,198	14.99
Structured Finance Obligations	81,300	78,131	9.91

Total	$794,139	$788,672	100.00%

The industrial composition of investments—non-controlled/non-affiliated at fair value as of March 31, 2015 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$59,355	$60,198	7.63%
Automotive	39,349	39,592	5.02
Banking, Finance, Insurance & Real Estate	29,482	28,783	3.65
Business Services	80,627	81,323	10.31
Capital Equipment	10,116	9,955	1.26
Chemicals, Plastics & Rubber	27,286	26,094	3.31
Construction & Building	18,062	18,264	2.32
Consumer Services	41,310	41,738	5.29
Containers, Packaging & Glass	28,554	28,316	3.59
Durable Consumer Goods	31,541	31,711	4.02
Energy: Electricity	8,141	8,352	1.06
Energy: Oil & Gas	11,920	11,799	1.50
Environmental Industries	21,327	20,968	2.66
Healthcare & Pharmaceuticals	54,051	54,158	6.87
High Tech Industries	27,846	27,785	3.52
Hotel, Gaming & Leisure	9,871	9,853	1.25
Media: Advertising, Printing & Publishing	21,760	21,484	2.72
Metals & Mining	10,402	10,375	1.31
Non-durable Consumer Goods	41,930	42,087	5.34
Retail	12,899	12,956	1.64
Software	28,118	27,569	3.50
Structured Finance	81,300	78,131	9.91
Telecommunications	28,141	27,872	3.53
Transportation: Cargo	40,358	40,362	5.12
Transportation: Consumer	10,603	10,789	1.37
Utilities: Electric	5,933	5,854	0.74
Wholesale	13,857	12,304	1.56

Total	$794,139	$788,672	100.00%

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of March 31, 2015

(dollar amounts in thousands)

(unaudited)

The geographical composition of investments—non-controlled/non-affiliated at fair value as of March 31, 2015 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Cayman Islands	$78,807	$75,773	9.61%
Ireland	12,300	12,320	1.56
United Kingdom	24,167	24,143	3.06
United States	678,865	676,436	85.77

Total	$794,139	$788,672	100.00%

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2014

(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)	Industry	Interest Rate	Maturity Date	Acquisition Date	Par Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
First Lien Debt (73.68%)
Access CIG, LLC (2)(3)(5)	Business Services	6.00%	10/17/2021	10/16/2014	$15,000	$14,855	$14,865	4.40%
Accuvant Finance, LLC (2) (3) (5)	High Tech Industries	7.00	10/22/2020	4/22/2014	8,988	8,917	8,988	2.66
ACP Tower Merger Sub, Inc. (Telular Corporation) (2) (3) (4)	Telecommunications	5.50	6/24/2019	6/24/2013	5,781	5,764	5,689	1.68
AF Borrower LLC (Accuvant) (2) (3) (5)	High Tech Industries	6.25	1/28/2022	12/15/2014	12,000	11,762	11,842	3.50
Alpha Packaging Holdings, Inc. (2) (3) (4)	Containers, Packaging & Glass	5.25	5/12/2020	5/12/2014	11,567	11,554	11,301	3.34
American Tire Distributors, Inc. (2) (3) (5)	Automotive	5.75	6/1/2018	6/12/2014	3,192	3,193	3,116	0.92
Anaren, Inc. (2) (3) (4)	Telecommunications	5.50	2/18/2021	2/18/2014	11,497	11,396	11,363	3.36
APX Group, Inc. (5) (8)	Consumer Services	6.38	12/1/2019	10/15/2014	10,000	9,688	9,575	2.83
Blue Bird Body Company (2) (3) (4)	Transportation: Consumer	6.50	6/27/2020	7/22/2014	11,250	10,719	10,940	3.24
Brooks Equipment Company, LLC (2) (3) (4)	Construction & Building	6.75	8/29/2020	8/29/2014	7,890	7,826	7,766	2.30
Capstone Logistics Acquisition, Inc. (2) (3) (4)	Transportation: Cargo	5.50	10/7/2021	10/3/2014	19,950	19,757	19,477	5.76
Castle Management Borrower LLC (Highgate Hotels L.P.) (2) (3) (4) (9)	Hotel, Gaming & Leisure	5.50	9/18/2020	10/10/2014	8,778	8,693	8,610	2.55
Central Security Group, Inc. (2) (3) (4)	Consumer Services	6.25	10/6/2020	10/3/2014	25,000	24,638	24,780	7.33
Consolidated Aerospace Manufacturing, LLC. (2) (3) (4)	Aerospace & Defense	5.00	3/27/2020	2/28/2014	6,730	6,708	6,558	1.94
CRCI Holdings Inc. (CLEAResult Consulting, Inc.) (2) (3) (4)	Utilities: Electric	5.25	7/10/2019	7/29/2014	5,985	5,962	5,858	1.73
DTZ U.S. Borrower, LLC (2) (3) (4)	Construction & Building	5.50	11/5/2021	10/28/2014	10,500	10,347	10,290	3.04
EP Minerals, LLC (2) (3) (4)	Metals & Mining	5.50	8/20/2020	8/20/2014	10,474	10,426	10,298	3.04
FCX Holdings Corp. (2) (3) (4)	Capital Equipment	5.50	8/4/2020	8/4/2014	10,149	10,141	9,942	2.94
Genex Holdings, Inc. (2) (3) (4)	Banking, Finance, Insurance &Real Estate	5.25	5/30/2021	5/22/2014	4,286	4,268	4,227	1.25
Green Energy Partners/Stonewall LLC (2) (3) (5) (10)	Energy: Electricity	6.50	11/13/2021	11/12/2014	8,300	8,136	8,338	2.46
Hercules Achievement, Inc. (Varsity Brands Holding Co., Inc.) (2) (3) (5)	Durable Consumer Goods	6.00	12/11/2021	12/10/2014	20,000	19,803	19,820	5.86
Indra Holdings Corp. (Totes Isotoner) (2) (3) (5)	Non-durable Consumer Goods	5.25	5/1/2021	4/29/2014	14,925	14,790	14,701	4.35
Landslide Holdings, Inc. (LANDesk Software) (2) (3) (4)	Software	5.00	2/25/2020	2/25/2014	9,875	9,878	9,705	2.87
Meritas Schools Holdings, LLC (2) (3) (4)	Consumer Services	7.00	6/25/2019	6/21/2013	7,080	7,025	7,138	2.11
Miller Heiman, Inc. (2) (3) (4)	Business Services	6.75	9/30/2019	10/1/2013	19,719	19,479	19,338	5.72
MRI Software LLC (2) (3) (4)	Software	5.25	2/4/2021	1/31/2014	14,888	14,823	14,560	4.30
MSX International, Inc. (2) (3) (4)	Automotive	6.00	8/21/2020	8/18/2014	11,176	11,072	11,039	3.26
NES Global Talent Finance US LLC (United Kingdom) (2) (3) (4) (8)	Energy: Oil & Gas	6.50	10/3/2019	10/2/2013	12,188	11,988	12,188	3.60
Novetta, LLC (2) (3) (4)	Aerospace & Defense	6.00	10/2/2020	11/19/2014	12,220	12,112	12,017	3.55
Pelican Products, Inc. (2) (3) (4)	Containers, Packaging & Glass	5.25	4/11/2020	4/8/2014	7,897	7,915	7,748	2.29
Prowler Acquisition Corp. (Pipeline Supply and Service, LLC) (2) (3) (4)	Wholesale	5.50	1/28/2020	1/24/2014	11,024	10,933	10,764	3.18

CARLYLE GMS FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of December 31, 2014

(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)	Industry	Interest Rate	Maturity Date	Acquisition Date	Par Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
First Lien Debt (73.68%) (continued)
PSC Industrial Holdings Corp (2) (3) (4)	Environmental Industries	7.00	12/5/2020	12/5/2014	12,000	11,884	11,820	3.50
QoL Meds, LLC (2) (3) (4)	Retail	5.50	7/15/2020	7/14/2014	12,988	12,929	12,757	3.77
RCHP, Inc. (Regionalcare) (2) (3) (4)	Healthcare & Pharmaceuticals	6.00	4/23/2019	4/21/2014	19,792	19,612	19,630	5.80
SolAero Technologies Corp. (2) (3) (4)	Telecommunications	5.75	12/10/2020	12/9/2014	11,250	11,150	10,936	3.23
Stafford Logistics, Inc. (Custom Ecology, Inc.) (2) (3) (4)	Environmental Industries	6.75	6/26/2019	7/1/2013	9,540	9,466	9,006	2.66
Sterling Infosystems, Inc (2) (3) (4)	Business Services	5.50	5/13/2021	5/12/2014	8,955	8,916	8,895	2.63
Synarc-Biocore Holdings, LLC (2) (3) (4)	Healthcare & Pharmaceuticals	5.50	3/10/2021	3/6/2014	13,399	13,280	12,953	3.83
Systems Maintenance Services Holding, Inc. (2) (3) (4)	High Tech Industries	5.00	10/18/2019	10/18/2013	2,215	2,208	2,170	0.64
TASC, Inc (2) (3) (5) (8)	Aerospace & Defense	7.00	5/23/2020	12/17/2014	20,000	19,200	19,600	5.79
The SI Organization, Inc. (2) (3) (4)	Aerospace & Defense	5.75	11/23/2019	5/16/2014	9,372	9,288	9,465	2.80
The Topps Company, Inc. (2) (3) (4)	Non-durable Consumer Goods	7.25	10/2/2018	10/1/2013	11,512	11,422	11,363	3.36
TruckPro, LLC (2) (3) (4)	Automotive	5.75	8/6/2018	8/6/2013	9,499	9,456	9,415	2.78
Violin Finco S.A.R.L. (Alexander Mann Solutions)
(United Kingdom) (2) (3) (4) (8)	Business Services	5.75	12/20/2019	12/18/2013	12,375	12,274	12,375	3.66
Vitera Healthcare Solutions, LLC (2) (3) (4)	Healthcare & Pharmaceuticals	6.00	11/4/2020	11/1/2013	9,533	9,453	9,462	2.80
Zest Holdings, LLC (2) (3) (4)	Durable Consumer Goods	5.25	8/16/2020	8/18/2014	12,344	12,344	12,099	3.58

First Lien Debt Total						$517,450	$514,787	152.19%

Second Lien Debt (15.44%)
AF Borrower LLC (Accuvant) (2) (3) (5)	High Tech Industries	10.00	1/28/2023	12/15/2014	8,000	7,921	7,839	2.32
Allied Security Holdings LLC (2) (3) (5)	Business Services	8.00	8/14/2021	9/25/2014	8,000	7,942	7,850	2.32
Ascensus Inc. (2) (3) (4)	Banking, Finance, Insurance &Real Estate	9.00	12/2/2020	12/2/2013	8,000	7,896	7,983	2.36
Berlin Packaging L.L.C. (2) (3) (5)	Containers, Packaging & Glass	7.75	10/1/2022	9/24/2014	9,200	9,132	9,062	2.68
Creganna Finance (US) LLC (Ireland) (2) (3) (5) (8)	Healthcare & Pharmaceuticals	9.00	6/1/2022	11/20/2014	9,900	9,804	9,402	2.78
Drew Marine Group Inc. (2) (3) (5)	Chemicals, Plastics & Rubber	8.00	5/19/2021	11/19/2013	12,500	12,475	11,720	3.46
Genex Holdings, Inc. (2) (3) (5)	Banking, Finance, Insurance &Real Estate	8.75	5/30/2022	5/22/2014	4,990	4,936	4,740	1.40
Institutional Shareholder Services Inc. (2) (3) (5)	Banking, Finance, Insurance & Real Estate	8.50	4/30/2022	4/30/2014	12,500	12,386	11,600	3.43
Jazz Acquisition, Inc. (Wencor) (2) (3) (5)	Aerospace & Defense	7.75	6/19/2022	6/25/2014	6,700	6,671	6,283	1.86
Landslide Holdings, Inc. (LANDesk Software) (2) (3) (5)	Software	8.25	2/25/2021	2/25/2014	3,500	3,477	3,335	0.99
Phillips-Medisize Corporation (2) (3) (5)	Chemicals, Plastics & Rubber	8.25	6/16/2022	6/13/2014	5,000	4,954	4,743	1.40
Prowler Acquisition Corp. (Pipeline Supply and Service, LLC) (2) (3) (5)	Wholesale	9.50	7/28/2020	1/24/2014	3,000	2,947	2,816	0.83
Systems Maintenance Services Holding, Inc. (2) (3) (4)	High Tech Industries	9.25	10/18/2020	10/18/2013	6,000	5,953	5,830	1.72

CARLYLE GMS FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of December 31, 2014

(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)	Industry	Interest Rate	Maturity Date	Acquisition Date	Par Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
Second Lien Debt (15.44%) (continued)
TASC, Inc (5) (8)	Aerospace & Defense	12.00	5/23/2021	12/17/2014	6,000	5,880	6,060	1.79
Vitera Healthcare Solutions, LLC (2) (3) (5)	Healthcare & Pharmaceuticals	9.25	11/4/2021	11/1/2013	2,000	1,973	1,929	0.57
Watchfire Enterprises, Inc. (2) (3) (5)	Media: Advertising, Printing &Publishing	9.00	10/2/2021	10/2/2013	7,000	6,914	6,682	1.98

Second Lien Debt Total						$111,261	$107,874	31.89%

Investments—non-controlled/non-affiliated (1)	Industry	Maturity Date	Acquisition Date	Par Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
Structured Finance Obligations (10.88%) (5) (8) (11)
1776 CLO I, Ltd., Subordinated Notes	Structured Finance	5/8/2020	2/27/2014	$11,750	$10,106	$8,813	2.61%
AIMCO CLO, Series 2014-A, Class F, 5.47% (2)	Structured Finance	7/20/2026	5/12/2014	2,700	2,350	2,187	0.65
AIMCO CLO, Series 2014-A, Subordinated Notes	Structured Finance	7/20/2026	5/12/2014	11,500	9,732	9,832	2.91
Ares XXVIII CLO Ltd., Subordinated Notes	Structured Finance	10/17/2024	10/10/2013	7,000	5,242	5,278	1.56
Babson CLO Ltd. 2005-I, Subordinated Notes	Structured Finance	4/15/2019	7/16/2013	7,632	432	161	0.05
Blackrock Senior Income Series V, Limited, Subordinated Notes (Ireland)	Structured Finance	8/13/2019	3/11/2014	4,600	2,592	2,521	0.75
CIFC Funding 2007-III, Ltd., Income Notes	Structured Finance	7/26/2021	5/20/2014	6,500	3,525	3,510	1.04
Clydesdale CLO 2005, Ltd., Subordinated Notes	Structured Finance	12/6/2017	7/15/2013	5,750	—	10	0.00
Flagship VII Limited, Subordinated Notes	Structured Finance	1/20/2026	12/18/2013	7,000	5,823	5,628	1.66
GoldenTree Loan Opportunities V, Limited, Subordinated Notes	Structured Finance	10/18/2021	10/11/2013	5,000	3,136	2,920	0.86
ING Investment Management CLO IV, Ltd., Preferred Shares	Structured Finance	6/14/2022	5/7/2014	8,925	5,327	5,690	1.68
ING IM CLO 2012-1 LLC, Preferred Shares	Structured Finance	3/14/2022	12/5/2014	3,500	2,367	2,494	0.74
ING IM CLO 2012-1 LLC, Subordinated Notes	Structured Finance	3/14/2022	12/5/2014	2,500	1,691	1,781	0.53
Landmark VIII, CLO Ltd., Income Notes	Structured Finance	10/19/2020	10/22/2013	8,600	3,603	3,337	0.99
MSIM Peconic Bay, Ltd., Subordinated Notes	Structured Finance	7/20/2019	10/22/2013	4,500	1,210	1,018	0.30
Nautique Funding Ltd., Income Notes	Structured Finance	4/15/2020	2/24/2014	5,000	2,991	2,980	0.88
Pacifica CDO V, Ltd., Subordinated Notes	Structured Finance	1/26/2020	3/28/2014	4,700	87	70	0.02
Steele Creek CLO 2014-I, LLC, Subordinated Notes	Structured Finance	8/21/2026	7/18/2014	18,000	15,030	14,040	4.15
Venture VI CDO Limited, Preference Shares	Structured Finance	8/3/2020	4/17/2014	7,000	3,746	3,731	1.09

Structured Finance Obligations Total					$78,990	$76,001	22.47%

Total Investments—non-controlled/non-affiliated					$707,701	$698,662	206.55%

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
(2)	Variable rate loans to the portfolio companies and variable rate notes of structured finance obligations bear interest at a rate that may be determined by reference to either LIBOR or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), which generally resets quarterly. For each such loan and note, the Company has provided the interest rate in effect as of December 31, 2014.
(3)	Loan includes interest rate floor feature.
(4)	These assets are owned by the Borrower Sub. The Borrower Sub has the Revolving Credit Facility. The lenders of the Revolving Credit Facility have a first lien security interest in substantially all of the assets of the Borrower Sub (see Note 5, Borrowings) and such assets are assets of the Borrower Sub to satisfy obligations of the Borrower Sub under the Revolving Credit Facility and are not available to creditors of the Company.
(5)	These assets are owned by the Company. The Company has the Facility, which was subsequently amended on the First Facility Amendment Effective Date. The lenders of the Facility have a perfected first-priority security interest in substantially all of the portfolio investments held by each of the Company and certain domestic subsidiaries of the Company. The lenders of the Facility also have a perfected first-priority security interest in the unfunded investor equity capital commitments (provided that the amount of unfunded capital commitments ultimately available to the lenders is limited to $100,000) and such security interest will be released once the Company receives equity capital contributions in an amount equal to $100,000 subsequent to the First Facility Amendment Effective Date (see Note 5, Borrowings).
(6)	Amortized cost represents original cost, including origination fees, adjusted for the accretion/amortization of discounts/premiums, as applicable, on debt investments using the effective interest method. The cost of equity tranche structured finance obligations is recorded at amortized cost using an effective interest method.
(7)	Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (Notes 2 and 3), pursuant to the Company’s valuation policies.
(8)	The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(9)	Castle Management Borrower LLC (Highgate Hotels L.P.) has an undrawn delayed draw term loan of $1,200 par value at LIBOR + 4.50%, 1.00% floor. An unused rate of 1.00% is charged on the principal while undrawn. The delayed draw term loan is owned by the Company.
(10)	Green Energy Partners/Stonewall LLC has an undrawn delayed draw term loan of $8,300 par value at LIBOR + 5.50%, 1.00% floor. An unused rate of 3.00% is charged on the principal while undrawn.
(11)	As of December 31, 2014, the Company has a greater than 25% but less than 50% equity or subordinated notes ownership interest in certain structured finance obligations. These investments have governing documents that preclude the Company from controlling management of the entity and therefore the Company has determined that the issuer of the investment is not a controlled affiliate or a non-controlled affiliate.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of December 31, 2014

(dollar amounts in thousands)

As of December 31, 2014, investments—non-controlled/non-affiliated at fair value consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$517,450	$514,787	73.68%
Second Lien Debt	111,261	107,874	15.44
Structured Finance Obligations	78,990	76,001	10.88

Total	$707,701	$698,662	100.00%

The industrial composition of investments—non-controlled/non-affiliated at fair value as of December 31, 2014 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$59,859	$59,983	8.59%
Automotive	23,721	23,570	3.37
Banking, Finance, Insurance & Real Estate	29,486	28,550	4.09
Business Services	63,466	63,323	9.06
Capital Equipment	10,141	9,942	1.42
Chemicals, Plastics & Rubber	17,429	16,463	2.36
Construction & Building	18,173	18,056	2.58
Consumer Services	41,351	41,493	5.94
Containers, Packaging & Glass	28,601	28,111	4.02
Durable Consumer Goods	32,147	31,919	4.57
Energy: Electricity	8,136	8,338	1.19
Energy: Oil & Gas	11,988	12,188	1.74
Environmental Industries	21,350	20,826	2.98
Healthcare & Pharmaceuticals	54,122	53,376	7.64
High Tech Industries	36,761	36,669	5.25
Hotel, Gaming & Leisure	8,693	8,610	1.23
Media: Advertising, Printing & Publishing	6,914	6,682	0.96
Metals & Mining	10,426	10,298	1.47
Non-durable Consumer Goods	26,212	26,064	3.73
Retail	12,929	12,757	1.83
Software	28,178	27,600	3.95
Structured Finance	78,990	76,001	10.88
Telecommunications	28,310	27,988	4.01
Transportation: Cargo	19,757	19,477	2.79
Transportation: Consumer	10,719	10,940	1.57
Utilities: Electric	5,962	5,858	0.84
Wholesale	13,880	13,580	1.94

Total	$707,701	$698,662	100.00%

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

CARLYLE GMS FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

March 31, 2015

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

GMS Finance is externally managed by its Investment Adviser, an investment adviser registered under the Investment Advisers Act of 1940, as amended. Carlyle GMS Finance Administration L.L.C. (the

“Administrator”) provides the administrative services necessary for GMS Finance to operate. Both the Investment Adviser and the Administrator are wholly-owned subsidiaries of Carlyle Investment Management L.L.C., a subsidiary of The Carlyle Group L.P. “Carlyle” refers to The Carlyle Group L.P., its affiliates and its consolidated subsidiaries, a global alternative asset manager publicly traded on NASDAQ Global Select Market under the symbol “CG”. Refer to the sec.gov website for further information on Carlyle.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“US GAAP”). GMS Finance and the Borrower Sub are both investment companies for the purposes of accounting and financial reporting in accordance with Accounting Standards Update (“ASU”) 2013-08, Financial Services—Investment Companies (“ASU 2013-08”): Amendments to the Scope, Measurement and Disclosure Requirements and GMS Finance consolidates the Borrower Sub. The consolidated financial statements include the accounts of GMS Finance and its wholly-owned subsidiary, the Borrower Sub. All significant intercompany balances and transactions have been eliminated. US GAAP for an investment company requires investments to be recorded at fair value. The carrying value for all other assets and liabilities approximates their fair value.

The interim financial statements have been prepared in accordance with US GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with US GAAP are omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of consolidated financial statements for the interim period presented have been included. These adjustments are of a normal, recurring nature. This Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2014. The results of operations for the three month period ended March 31, 2015 is not necessarily indicative of the operating results to be expected for the full year.

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

The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. As of March 31, 2015 and December 31, 2014 and for the three month periods ended March 31, 2015 and 2014, no loans in the portfolio contained PIK provisions.

Interest income from investments in the “equity” class of collateralized loan obligation (“CLO”) funds, which are referred to as “structured finance obligations”, is recorded based upon an estimation of an effective yield to expected maturity utilizing assumed cash flows in accordance with ASC 325-40, Beneficial Interests in Securitized Financials Assets. We monitor the expected cash inflows from our CLO equity investments, including the expected residual payments and the effective yield is determined and updated at least quarterly. In estimating these cash flows, there are a number of assumptions that are subject to uncertainties, including the amount and timing of principal payments which are impacted by prepayments, repurchases, defaults, delinquencies and liquidations of or within the CLO funds. These uncertainties are difficult to predict and are subject to future events that could have impacted the Company’s estimates if the information was known at the time. As a result, actual results may differ significantly from these estimates. Interest income from investments in the notes of CLO funds, which are also referred to as “structured finance obligations”, is recorded on an accrual basis.

Other Income

Other income may include income such as consent, waiver and amendment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive a fee for guaranteeing the outstanding debt of a portfolio company. Such fee will be amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in other assets in the accompanying Consolidated Statements of Assets and Liabilities. For the three month periods ended March 31, 2015 and 2014, there was no other income.

Non-Accrual Income

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid current and, in management’s judgment, are likely to remain current. Management may not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2015 and December 31, 2014 and for the three month periods ended March 31, 2015 and 2014, no loans in the portfolio were on non-accrual status.

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

Organization and Offering Costs

The Company agreed to reimburse the Investment Adviser for initial organization and offering costs incurred on behalf of GMS Finance up to $1,500. As of March 31, 2015 and December 31, 2014, $1,500 of organization and offering costs had been incurred by GMS Finance and $57 of excess organization and offering costs had been incurred by the Investment Adviser. The $1,500 of incurred organization and offering costs are allocated to all stockholders based on their respective capital commitment and are re-allocated amongst all stockholders at the time of each capital drawdown subsequent to the Initial Closing. The Company’s organization costs incurred are expensed and the offering costs are charged against equity when incurred.

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

Recent Accounting Standards Updates

On April 7, 2015, the Financial Accounting Standards Board issued ASU 2015-3, Interest—Imputation of Interest (Subtopic 835-30)—Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-3”). ASU 2015-3 requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts and premiums. This guidance is effective for the Company on January 1, 2016 and the ASU requires the guidance to be applied on a retrospective basis. This guidance is not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

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

Securities/instruments that are illiquid or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of the Investment Adviser or GMS Finance’s Board of Directors, does not represent fair value shall each be valued as of the measurement date using all techniques appropriate under the circumstances and for which sufficient data is available. These valuation techniques may vary by investment and include comparable public market valuations, comparable precedent transaction valuations and/or discounted cash flow analyses. The process generally used to determine the applicable value is as follows: (i) the value of each portfolio company or investment is initially reviewed by the investment professionals responsible for such portfolio company or investment and, for non-traded investments, a standardized template designed to approximate fair market value based on observable market inputs, updated credit statistics and unobservable inputs is used to determine a preliminary value, which is also reviewed alongside consensus pricing, where available; (ii) preliminary valuation conclusions are documented and reviewed by a valuation committee comprised of members of senior management; (iii) the Board of Directors engages a third-party valuation firm to provide positive assurance on portions of the Middle Market Senior Loans portfolio each quarter (such that each non-traded investment is reviewed by a third-party valuation firm at least once on a rolling twelve month basis) including a review of management’s preliminary valuation and conclusion on fair value; (iv) the Audit Committee of the Board of Directors (the “Audit Committee”) reviews the assessments of the Investment Adviser and the third-party valuation firm and provides the Board of Directors with any recommendations with respect to changes to the fair value of each investment in the portfolio; and (v) the Board of Directors discusses the valuation recommendations of the Audit Committee and determines the fair value of each investment in the portfolio in good faith based on the input of the Investment Adviser and, where applicable, the third-party valuation firm.

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

Investment performance data utilized are the most recently available financial statements and compliance certificates received from the portfolio companies as of the measurement date which in many cases may reflect a lag in information.

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

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of March 31, 2015 and December 31, 2014.

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

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the three month periods ended March 31, 2015 and 2014, there were no transfers between levels.

The following tables summarize the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of March 31, 2015 and December 31, 2014:

	March 31, 2015
	Level I	Level II	Level III	Total
Assets
First Lien Debt	$—	$9,950	$582,393	$592,343
Second Lien Debt	—	—	118,198	118,198
Structured Finance Obligations	—	—	78,131	78,131

Total	$—	$9,950	$778,722	$788,672

	December 31, 2014
	Level I	Level II	Level III	Total
Assets
First Lien Debt	$—	$9,575	$505,212	$514,787
Second Lien Debt	—	—	107,874	107,874
Structured Finance Obligations	—	—	76,001	76,001

Total	$—	$9,575	$689,087	$698,662

The changes in the Company’s investments at fair value for which the Company has used Level III inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level III investments still held are as follows:

	Financial Assets For the three month period ended March 31, 2015
	First Lien Debt	Second Lien Debt	Structured Finance Obligations	Total
Balance, beginning of period	$505,212	$107,874	$76,001	$689,087
Purchases	86,297	9,853	7,819	103,969
Sales	—	—	(3,311)	(3,311)
Paydowns	(12,348)	—	(1,937)	(14,285)
Accretion of discount	277	25	5	307
Net realized gain (loss)	2	—	(266)	(264)
Net change in unrealized appreciation (depreciation)	2,953	446	(180)	3,219

Balance, end of period	$582,393	$118,198	$78,131	$778,722

Net change in unrealized appreciation (depreciation) included in earnings related to investments still held as of March 31, 2015 included in net change in unrealized appreciation (depreciation) on investments non-controlled/non-affiliated on the Consolidated Statements of Operations	$3,024	$446	$(446)	$3,024

	Financial Assets For the three month period ended March 31, 2014
	First Lien Debt	Second Lien Debt	Structured Finance Obligations	Total
Balance, beginning of period	$141,676	$39,767	$31,364	$212,807
Purchases	89,248	6,414	22,514	118,176
Sales	—	—	(3,125)	(3,125)
Paydowns	(7,508)	—	(3,116)	(10,624)
Accretion of discount	124	10	—	134
Net realized gain (loss)	—	—	46	46
Net change in unrealized appreciation (depreciation)	419	384	128	931

Balance, end of period	$223,959	$46,575	$47,811	$318,345

Net change in unrealized appreciation (depreciation) included in earnings related to investments still held as of March 31, 2014 included in net change in unrealized appreciation (depreciation) on investments non-controlled/non-affiliated on the Consolidated Statements of Operations	$518	$384	$132	$1,034

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

The following tables summarize the quantitative information related to the significant unobservable inputs for Level III instruments which are carried at fair value as of March 31, 2015 and December 31, 2014:

	Fair Value as of March 31, 2015	Valuation Techniques	Significant Unobservable Inputs	Range		Weighted Average
				Low	High
Investments in First Lien Debt	$407,073	Discounted Cash Flow	Discount Rate	5.15%	11.40%	6.54%
	175,320	Consensus Pricing	Indicative Quotes	96.38	100.94	99.88

Total First Lien Debt	582,393

Investments in Second Lien Debt	76,739	Discounted Cash Flow	Discount Rate	9.72%	14.94%	10.30%
	41,459	Consensus Pricing	Indicative Quotes	99.63	105.25	100.91

Total Second Lien Debt	118,198

Investments in Structured Finance Obligations	75,752	Discounted Cash Flow	Discount Rate	13.90%	19.08%	15.96%
			Default Rate	0.27	1.30	0.90
			Prepayment Rate	17.22	30.60	20.89
			Recovery Rate	68.59	75.00	73.78
	2,379	Consensus Pricing	Indicative Quotes	0.18	81.00	74.59

Total Structured Finance Obligations	78,131

Total Level III Investments	$778,722

	Fair Value as of December 31, 2014	Valuation Techniques	Significant Unobservable Inputs	Range		Weighted Average
				Low	High
Investments in First Lien Debt	$469,796	Discounted Cash Flow	Discount Rate	5.23%	9.02%	6.33%
	35,416	Consensus Pricing	Indicative Quotes	98.50	99.33	98.71

Total First Lien Debt	505,212

Investments in Second Lien Debt	84,902	Discounted Cash Flow	Discount Rate	9.15%	11.32%	10.05%
	22,972	Consensus Pricing	Indicative Quotes	98.13	101.00	99.03

Total Second Lien Debt	107,874

Investments in Structured Finance Obligations	59,533	Discounted Cash Flow	Discount Rate	12.65%	15.80%	13.87%
			Default Rate	—	1.32	0.60
			Prepayment Rate	18.78	32.50	25.41
			Recovery Rate	67.54	75.00	73.28
	16,468	Consensus Pricing	Indicative Quotes	0.18	81.00	77.28

Total Structured Finance Obligations	76,001

Total Level III Investments	$689,087

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

Financial instruments disclosed but not carried at fair value

The following table presents the carrying value and fair value of the Company’s secured borrowings disclosed but not carried at fair value as of March 31, 2015 and December 31, 2014.

	March 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured borrowings	$363,140	$363,140	$308,441	$308,441

Total	$363,140	$363,140	$308,441	$308,441

The fair value of secured borrowings is categorized as Level III within the hierarchy. Secured borrowings are valued generally using discounted cash flow analysis. The significant unobservable inputs used in the fair value measurement of the Company’s secured borrowings are discount rates. Significant increases in discount rates would result in a significantly lower fair value measurement.

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

Prior to a Qualified IPO and subject to the receipt of any necessary regulatory approvals, the Company’s Investment Adviser intends to make (or require individual employees or entities in which employees own an interest to make) capital commitments to purchase shares of the Company’s common stock in an amount equal to approximately 25% of each installment of the net after tax incentive fee that the Investment Adviser receives from the Company. For the three month period ended March 31, 2015, incentive fee paid on pre-incentive fee net investment income resulted in new commitments of $274 by the Investment Adviser related to the after tax incentive. For the three month period ended March 31, 2014, there was no incentive fee paid on pre-incentive fee net investment income or realized capital gains, therefore, no commitments were made and no shares were issued to the Investment Adviser related to the after tax incentive.

For the three month periods ended March 31, 2015 and 2014, base management fees were $1,815 and $661, respectively (net of waiver of $908 and $330, respectively), incentive fees related to pre-incentive fee net investment income were $1,620 and $796, respectively, and there were no incentive fees related to realized capital gains. For the three month periods ended March 31, 2015 and 2014, the Company recorded an accrued capital gains incentive fee of $0 and $144, respectively, based upon the cumulative net realized and unrealized appreciation/ (depreciation) as of March 31, 2015 and 2014. The accrual for any capital gains incentive fee under US GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual.

As of March 31, 2015 and December 31, 2014, $3,692 and $6,319, respectively, was included in base management and incentive fees payable in the accompanying Consolidated Statements of Assets and Liabilities.

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

For the three month periods ended March 31, 2015 and 2014, GMS Finance incurred $112 and $257, respectively in fees under the Administrative Agreement, which were included in administrative service fees in the accompanying Consolidated Statements of Operations. As of March 31, 2015 and December 31, 2014, $52 and $91, respectively, was unpaid and included in administrative service fees payable in the accompanying Consolidated Statements of Assets and Liabilities.

Sub-Administration Agreements

On April 3, 2013, the Administrator entered into sub-administration agreements with Carlyle Employee Co. and CELF Advisors LLP. Pursuant to the agreements, Carlyle Employee Co. and CELF Advisors LLP provide the Administrator with access to personnel.

On April 3, 2013, the Administrator entered into a sub-administration agreement with State Street Bank and Trust Company (as amended, the “Sub-Administration Agreement”). On March 11, 2015, the Company’s Board of Directors, including a majority of the Independent Directors, approved an amendment to the Sub-Administration Agreement. As amended, effective as of April 1, 2015 the initial term of the Sub-Administration Agreement ends on April 1, 2017 and, unless terminated earlier, the Sub-Administration Agreement will renew automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (i) the vote of the Board of Directors or by the vote of a majority of the outstanding voting securities of the Company and (ii) the vote of a majority of the Company’s Independent Directors. The Sub-Administration Agreement may be terminated upon at least 60 days’ written notice and without penalty by the vote of a majority of the outstanding securities of the Company, or by the vote of the Board of Directors or by either party to the Sub-Administration Agreement.

For the three month periods ended March 31, 2015 and 2014, fees incurred in connection with the Sub-Administration Agreement, which amounted to $91 and $30, respectively, were included in other general and administrative in the accompanying Consolidated Statements of Operations. As of March 31, 2015 and December 31, 2014, $90 and $80, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities

Placement Fees

On April 3, 2013, the Company entered into a placement fee arrangement with TCG Securities, L.L.C. (“TCG”), a licensed broker-dealer and an affiliate of the Investment Adviser, which may require stockholders to pay a placement fee to TCG for TCG’s services.

For the three month periods ended March 31, 2015 and 2014, TCG earned placement fees of $1 and $0, respectively, from GMS Finance stockholders in connection with the issuance or sale of the Company’s common stock.

Board of Directors

GMS Finance’s Board of Directors currently consists of seven members, four of whom are Independent Directors. On April 3, 2013, the Board of Directors also established an Audit Committee consisting of its Independent Directors, and may establish additional committees in the future. For the three month periods ended March 31, 2015 and 2014, GMS Finance incurred $101 and $82, respectively in fees and expenses associated with its Independent Directors and Audit Committee. As of March 31, 2015 and December 31, 2014, $1 and $5, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities. As of March 31, 2015 and December 31, 2014, certain current directors had committed $1,500 in capital commitments to the Company.

5. BORROWINGS

In accordance with the Investment Company Act, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 200% after such borrowing. As of March 31, 2015 and December 31, 2014, asset coverage was 211.04% and 209.67%, respectively. During the three month periods ended March 31, 2015 and 2014, there were net secured borrowings of $33,700 and $9,100, respectively, under the Revolving Credit Facility and $21,000 and $0, respectively, under the Facility. As of March 31, 2015 and December 31, 2014, there was $363,140 and $308,441, respectively, in secured borrowings outstanding.

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

Related to the First Amendment, which reduced the maximum commitments under the Revolving Credit Facility, $827 of deferred financing costs (representing the prorated financing costs related to the reduction in commitments) were immediately expensed on June 30, 2014 in lieu of continuing to amortize over the term of the Revolving Credit Facility.

As of March 31, 2015 and December 31, 2014, the Borrower Sub was in compliance with all covenants and other requirements of the Revolving Credit Facility.

Facility

The Company closed on March 21, 2014 on the Facility, which was subsequently amended on January 8, 2015 (the “First Facility Amendment Effective Date”). The amendment modified the release of the $100,000 pledge of unfunded investor equity capital commitments to occur once $100,000 of incremental capital has been called and received by the Company subsequent to the First Facility Amendment Effective Date (as opposed to subsequent to the original March 21, 2014 closing date of the Facility). The maximum principal amount of the Facility is $150,000, subject to availability under the Facility, which is based on certain advance rates multiplied by the value of the Company’s portfolio investments (subject to certain concentration limitations) net of certain other indebtedness that the Company may incur in accordance with the terms of the Facility. Proceeds of the Facility may be used for general corporate purposes, including the funding of portfolio investments. Maximum capacity under the Facility may be increased to $225,000 through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Facility includes a $20,000 limit for swingline loans and a $5,000 limit for letters of credit. The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Facility, including amounts drawn in respect of letters of credit, will bear interest at either LIBOR plus an applicable spread of 2.25%, or an “alternative base rate” (which is the highest of a prime rate, the federal funds effective rate plus 0.50%, or one month LIBOR plus 1.00%) plus an applicable spread of 1.25%. The Company may elect either the LIBOR or the “alternative base rate” at the time of drawdown, and loans may be converted from one rate to another at any time, subject to certain conditions. The Company also pays a fee of 0.375% on undrawn amounts under the Facility and, in respect of each undrawn letter of credit, a fee and interest rate equal to the then-applicable margin under the Facility while the letter of credit is outstanding. The availability period under the Facility will terminate on March 21, 2018 (the “Commitment Termination Date”) and the Facility will mature on March 21, 2019 (the “Maturity Date”). During the period from the Commitment Termination Date to the Maturity Date, the Company will be obligated to make mandatory prepayments under the Facility out of the proceeds of certain asset sales, other recovery events and equity and debt issuances.

Subject to certain exceptions, the Facility is secured by a perfected first-priority security interest in substantially all of the portfolio investments held by each of the Company and certain domestic subsidiaries of the Company (such subsidiaries collectively, the “Guarantors”) and the Company’s unfunded investor equity capital commitments (provided that the amount of unfunded capital commitments ultimately available to the lenders is limited to $100,000). The Company is required to cause the Guarantors to guaranty the Facility. The pledge of unfunded investor equity capital commitments shall be released once $100,000 of incremental capital has been called and received by the Company subsequent to the First Facility Amendment Effective Date. Such capital call commitment has not been satisfied as of March 31, 2015 and December 31, 2014. The Facility includes customary covenants, including certain financial covenants related to asset coverage, shareholders’ equity and liquidity, certain limitations on the incurrence of additional indebtedness and liens, and other maintenance covenants, as well as usual and customary events of default for senior secured revolving credit facilities of this nature.

As of March 31, 2015 and December 31, 2014, the Company was in compliance with all covenants and other requirements of the Facility.

Summary of Facilities

The facilities of the Company and the Borrower Sub consisted of the following as of March 31, 2015 and December 31, 2014:

	March 31, 2015
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Revolving Credit Facility	$400,000	$280,140	$119,860	$8,439
Facility	150,000	83,000	67,000	67,000

Total	$550,000	$363,140	$186,860	$75,439

	December 31, 2014
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Revolving Credit Facility	$400,000	$246,441	$153,559	$10,557
Facility	150,000	62,000	88,000	58,623

Total	$550,000	$308,441	$241,559	$69,180

(1)	The unused portion is the amount upon which commitment fees are based.
(2)	Available for borrowing based on the computation of collateral to support the borrowings.

As of March 31, 2015 and December 31, 2014, $1,355 and $1,025, respectively, of interest expense, $79 and $139, respectively, of unused commitment fees and $26 and $28, respectively of other fees were included in interest and credit facility fees payable. For the three month periods ended March 31, 2015 and 2014, the average interest rate was 2.18% and 1.99%, respectively, and average principal debt outstanding was $326,786 and $70,343, respectively. As of March 31, 2015 and December 31, 2014, the interest rate was 2.20% and 2.17%, respectively, based on floating LIBOR rates.

For the three month periods ended March 31, 2015 and 2014, the components of interest expense and credit facility fees were as follows:

	For the three month periods ended
	March 31, 2015	March 31, 2014
Interest expense	$1,780	$349
Facility unused commitment fee	170	286
Amortization of deferred financing costs	232	219
Other fees	26	25

Total interest expense and credit facility fees	$2,208	$879

Cash paid for interest expense	$1,450	$285

6. COMMITMENTS AND CONTINGENCIES

A summary of significant contractual payment obligations was as follows as of March 31, 2015 and December 31, 2014:

	Secured Borrowings
Payment Due by Period	March 31, 2015	December 31, 2014
Less than 1 Year	$—	$—
1-3 Years	—	—
3-5 Years	83,000	62,000
More than 5 Years	280,140	246,441

Total	$363,140	$308,441

In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnifications or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of March 31, 2015 and December 31, 2014 for any such exposure.

As of March 31, 2015 and December 31, 2014, the Company had $1,140,630 and $1,129,522, respectively, in total capital commitments from stockholders, of which $724,855 and $776,750, respectively, was unfunded. As of March 31, 2015 and December 31, 2014, certain current directors had committed $1,500 in capital commitments to the Company.

As of March 31, 2015 and December 31, 2014, there was a $100,000 pledge of unfunded investor equity capital commitments to the lenders of the Facility, which shall be released once $100,000 of incremental capital has been called and received by the Company subsequent to the First Facility Amendment Effective Date. Such capital call commitment has not been satisfied as of March 31, 2015 and December 31, 2014.

The Company had the following unfunded commitments to fund delayed draw senior secured loans as of the indicated dates:

	Par Value as of
	March 31, 2015	December 31, 2014
Total unfunded delayed draw commitments	$8,300	$9,500

7. NET ASSETS

In connection with its formation, the Company has the authority to issue 200,000,000 shares of common stock, $0.01 per share par value.

During the three month period ended March 31, 2015, the Company issued 3,238,687 shares for $63,025. The following table summarizes capital activity during the three month period ended March 31, 2015:

	Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss) on Investments	Accumulated Net Unrealized Appreciation (Depreciation) on Investments	Total Net Assets
	Shares	Amount
Balance, beginning of period	17,932,697	$179	$351,636	$(74)	$(4,388)	$(57)	$(9,039)	$338,257
Common stock issued	3,237,636	33	62,972	—	—	—	—	63,005
Reinvestment of dividends	1,051	—	20	—	—	—	—	20
Net investment income (loss)	—	—	—	—	6,480	—	—	6,480
Net realized gain (loss) on investments—non-controlled/ non-affiliated	—	—	—	—	—	(264)	—	(264)
Net change in unrealized appreciation (depreciation) on investments—non-controlled/ non-affiliated	—	—	—	—	—	—	3,572	3,572
Dividends declared	—	—	—	—	(7,833)	—	—	(7,833)

Balance, end of period	21,171,384	$212	$414,628	$(74)	$(5,741)	$(321)	$(5,467)	$403,237

During the three month period ended March 31, 2014, the Company issued 3,315,431 shares for $65,472. The following table summarizes capital activity during the three month period ended March 31, 2014:

	Common Stock		Capital In Excess Of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss) On Investments	Accumulated Net Change in Unrealized Appreciation (Depreciation) on Investments	Total Net Assets
	Shares	Amount
Balance, beginning of period	9,575,990	$96	$186,965	$(74)	$(664)	$—	$(321)	$186,002
Common stock issued	3,315,431	33	65,439	—	—	—	—	65,472
Net investment income (loss)	—	—	—	—	3,039	—	—	3,039
Net realized gain (loss) on investments-non-controlled/non-affiliated	—	—	—	—	—	46	—	46
Net change in unrealized appreciation (depreciation) on investments—non-controlled/non-affiliated	—	—	—	—	—	—	931	931
Dividends declared	—	—	—	—	(2,449)	—	—	(2,449)

Balance, end of period	12,891,421	$129	$252,404	$(74)	$(74)	$46	$610	$253,041

The following table summarizes total shares issued and proceeds received related to capital drawdowns delivered pursuant to subscriptions for the Company’s common stock and reinvestment of dividends during the three month period ended March 31, 2015:

	Shares Issued	Proceeds Received
January 16, 2015	924,977	$18,000
January 26, 2015**	1,051	20
February 26, 2015	2,312,659	45,005

Total	3,238,687	$63,025

**	Represents shares issued upon the reinvestment of dividends

The following table summarizes total shares issued and proceeds received related to capital drawdowns delivered pursuant to subscriptions for the Company’s common stock during the three month period ended March 31, 2014:

	Shares Issued	Proceeds Received
January 27, 2014	1,020,810	$19,998
February 21, 2014	491,849	9,689
March 21, 2014	1,802,772	35,785

Total	3,315,431	$65,472

Subscribed but unissued shares are presented in equity with a deduction of subscriptions receivable until cash is received for a subscription. There were no subscribed but unissued shares as of March 31, 2015 and December 31, 2014.

Subscription transactions during the three month periods ended March 31, 2015 and 2014 were executed at an offering price at a premium to net asset value due to the requirement to use prior quarter net asset value as the offering price unless it would result in the Company selling shares of its common stock at a price below the current net asset value and also in order to effect a reallocation of organizational costs to subsequent investors. Such subscription transactions increased net asset value by $0.10 per share and $0.04 per share, respectively, for the three month periods ended March 31, 2015 and 2014.

The Company computes earnings per common share in accordance with ASC 260, Earnings Per Share. Basic earnings per common share were calculated by dividing net increase (decrease) in net assets resulting from operations attributable to the Company by the weighted-average number of common shares outstanding for the period.

Basic and diluted earnings per common share were as follows:

	For the three month periods ended
	March 31, 2015	March 31, 2014
Net increase (decrease) in net assets resulting from operations	$9,788	$4,016
Weighted-average common shares outstanding	19,577,942	10,735,373

Basic and diluted earnings per common share	$0.50	$0.37

The following table summarizes the Company’s dividends declared and payable since inception through the quarter ended March 31, 2015:

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
March 13, 2014	March 31, 2014	April 14, 2014	$0.19	$2,449
June 26, 2014	June 30, 2014	July 14, 2014	$0.27	$3,481
September 12, 2014	September 18, 2014	October 9, 2014	$0.44	$5,956
December 19, 2014	December 29, 2014	January 26, 2015	$0.35	$6,276
March 11, 2015	March 13, 2015	April 17, 2015	$0.37	$7,833

8. CONSOLIDATED FINANCIAL HIGHLIGHTS

The following is a schedule of consolidated financial highlights for the three month periods ended March 31, 2015 and 2014:

	For the three month periods ended
	March 31, 2015	March 31, 2014
Per Share Data:
Net asset value per share, beginning of period	$18.86	$19.42
Net investment income (loss) (1)	0.33	0.28
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	0.13	0.08

Net increase (decrease) in net assets resulting from operations	0.46	0.36
Dividends declared (2)	(0.37)	(0.19)
Effect of subscription offering price (3)	0.10	0.04

Net asset value per share, end of period	$19.05	$19.63

Number of shares outstanding, end of period	21,171,384	12,891,421
Total return (4)	2.97%	2.06%
Net assets, end of period	$403,237	$253,041
Ratio to average net assets:
Expenses net of waiver, before incentive fees	1.26%	1.17%
Expenses net of waiver, after incentive fees	1.68%	1.59%
Expenses gross of waiver, after incentive fees	1.91%	1.74%
Net investment income (loss) (5)	1.67%	1.34%
Interest expense and credit facility fees	0.57%	0.39%
Ratios/Supplemental Data:
Asset coverage	211.04%	433.29%
Portfolio turnover	2.39%	5.10%
Total committed capital, end of period	$1,140,630	$1,069,037
Ratio of total contributed capital to total committed capital, end of period	36.46%	23.71%
Weighted-average shares outstanding	19,577,942	10,735,373

(1)	Net investment income (loss) per share was calculated as net investment income (loss) for the period divided by the weighted average number of shares outstanding for the period.
(2)	Dividends declared per share was calculated as the sum of dividends declared on each quarter-end date during the period divided by the number of shares outstanding at each respective quarter-end date (refer to Note 7).
(3)	Increase is due to offering price of subscriptions during the period (refer to Note 7).
(4)	Total return (not annualized) is based on the change in net asset value per share during the period plus the declared dividends, assuming reinvestment of dividends in accordance with the dividend reinvestment plan, divided by the beginning net asset value for the period. Total return for the three month periods ended March 31, 2015 and 2014 is inclusive of $0.10 and $0.04, respectively, per share increase in net asset value for the periods related to the offering price of subscriptions. Excluding the effects of the higher offering price of subscriptions, total return (not annualized) would have been 2.44% and 1.85%, respectively (refer to Note 7).
(5)	The net investment income ratio is net of the waiver of base management fees.

9. LITIGATION

The Company may become party to certain lawsuits in the ordinary course of business. The Company does not believe that the outcome of current matters, if any, will materially impact the Company or its consolidated financial statements. As of March 31, 2015 and December 31, 2014, the Company was not subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company.

In addition, portfolio investments of the Company could be the subject of litigation or regulatory investigations in the ordinary course of business. The Company does not believe that the outcome of any current contingent liabilities of its portfolio investments, if any, will materially affect the Company or these consolidated financial statements.

10. TAX

The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of March 31, 2015 and December 31, 2014.

In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators for the 2013 and 2014 tax years. As of March 31, 2015 and December 31, 2014, the Company had filed tax returns and therefore is subject to examination.

The Company’s taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate. The estimated tax character of dividends declared for the three month periods ended March 31, 2015 and 2014 was as follows:

	For the three month periods ended
	March 31, 2015	March 31, 2014
Ordinary income	$7,833	$2,449
Tax return of capital	$—	$—

11. SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed below.

Subsequent to March 31, 2015, the Company borrowed $25,000 under the Facility to fund investment acquisitions and voluntarily repaid $3,000 under the Facility.

On April 17, 2015, the Company issued a capital call and delivered capital drawdown notices totaling $28,085. Proceeds from the capital call and the related issuance of 1,462,746 shares were due and issued on May 1, 2015. On May 8, 2015, the Company issued a capital call and delivered capital drawdown notices totaling $33,000. Proceeds from the capital call and the related issuance of 1,708,068 shares is expected on or about May 22, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(dollar amounts in thousands, except per share data, unless otherwise indicated)

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

We use words such as “anticipates,” “believes,” “expects,” “intends,” “will,” “should,” “may” and similar expressions to identify forward-looking statements, although not all forward-looking statements include these words. Our actual results and condition could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2014 and Part II, Item 1A of and elsewhere in this Form 10-Q.

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

OVERVIEW

Management’s Discussion and Analysis should be read in conjunction with Part I, Item 1 of this Form 10-Q “Financial Statements.” This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to those described in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2014 and Part II, Item 1A of this Form 10-Q “Risk Factors.” Actual results may differ materially from those contained in any forward-looking statements.

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

GMS Finance is externally managed by its Investment Adviser, an investment adviser registered under the Investment Advisers Act of 1940, as amended. Carlyle GMS Finance Administration L.L.C. (the “Administrator”) provides the administrative services necessary for GMS Finance to operate. Both the Investment Adviser and the Administrator are wholly-owned subsidiaries of Carlyle Investment Management L.L.C., a subsidiary of The Carlyle Group L.P. “Carlyle” refers to The Carlyle Group L.P., its affiliates and its consolidated subsidiaries, a global alternative asset manager publicly traded on NASDAQ Global Select Market under the symbol “CG”. Refer to the sec.gov website for further information on Carlyle.

PORTFOLIO AND INVESTMENT ACTIVITY

The fair value of our investments was approximately $788,672 comprised of 77 portfolio companies/structured finance obligations as of March 31, 2015. The fair value of our investments was approximately $698,662 comprised of 72 portfolio companies/structured finance obligations as of December 31, 2014.

The Company’s investment activity for the three month periods ended March 31, 2015 and 2014 is presented below (information presented herein is at amortized cost unless otherwise indicated).

	For the three month periods ended
	March 31, 2015	March 31, 2014
Investments—non-controlled/non-affiliated:
Total Investments—non-controlled/non-affiliated, beginning of period	$707,701	$213,128
New investments	103,969	118,176
Net accretion of discount on securities	329	134
Net realized gain (loss) on investments	(264)	46
Investments sold or repaid	(17,596)	(13,749)

Total Investments—non-controlled/non-affiliated, end of period	$794,139	$317,735

Principal amount of investments funded:
First Lien Debt	87,650	$89,822
Second Lien Debt	10,000	6,500
Structured Finance Obligations	11,760	36,563

Total	$109,410	$132,885

Principal amount of investments sold or repaid:
First Lien Debt	$(12,348)	$(7,508)
Second Lien Debt	—	—
Structured Finance Obligations	(8,600)	(4,000)

Total	$(20,948)	$(11,508)

Number of new funded investments	8	18
Average new funded investment amount	$12,996	$6,565
Percentage of new funded debt investments at floating rates	100.00%	100.00%

As of March 31, 2015 and December 31, 2014, investments—non-controlled/non-affiliated consisted of the following:

	March 31, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt	$591,700	$592,343	$517,450	$514,787
Second Lien Debt	121,139	118,198	111,261	107,874
Structured Finance Obligations	81,300	78,131	78,990	76,001

Total	$794,139	$788,672	$707,701	$698,662

The weighted average yields (1) for our first and second lien debt, based on the amortized cost and fair value as of March 31, 2015 and December 31, 2014, were as follows:

	March 31, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt	6.18%	6.17%	6.01%	6.04%
Second Lien Debt	8.90%	9.12%	8.86%	9.14%

(1)	Yields do not include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of March 31, 2015 and December 31, 2014. Actual yields earned over the life of each investment could differ materially from the yields presented above.

See the Consolidated Schedules of Investments as of March 31, 2015 and December 31, 2014 in our consolidated financial statements in Part I, Item 1 of this Form 10-Q for more information on these investments, including a list of companies and type and amount of investments.

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

Our Investment Adviser’s risk rating model is based on evaluating portfolio company performance in comparison to the Base Case when considering certain credit metrics including, but not limited to, adjusted EBITDA and net senior leverage as well as specific events including, but not limited to, default and impairment.

Our Investment Adviser monitors and, when appropriate, changes the investment ratings assigned to each debt investment in our portfolio. In connection with our quarterly valuation process, our Investment Adviser reviews our investment ratings on a regular basis. The following table summarizes the Internal Risk Ratings as of March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
	Fair Value	% of Fair Value	Fair Value	% of Fair Value
(dollar amounts in millions)
Internal Risk Rating 1	$73.3	10.32%	$55.6	8.93%
Internal Risk Rating 2	564.5	79.45	517.1	83.04
Internal Risk Rating 3	51.3	7.22	41.0	6.58
Internal Risk Rating 4	21.4	3.01	9.0	1.45
Internal Risk Rating 5	—	—	—	—
Internal Risk Rating 6	—	—	—	—

Total	$710.5	100.00%	$622.7	100.00%

As part of our monitoring process, our Investment Adviser has developed risk policies pursuant to which it regularly assesses the risk profile of each of the structured finance obligation investments. As of March 31, 2015 and December 31, 2014, we had no structured finance obligations on the Watch List.

RESULTS OF OPERATIONS

For the three month periods ended March 31, 2015 and 2014

The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and losses and net change in unrealized appreciation and depreciation. As a result, quarterly comparison may not be meaningful.

Investment Income

Interest income for the three month periods ended March 31, 2015 and 2014 were as follows:

	For the three month periods ended
	March 31, 2015	March 31, 2014
Interest income from non-controlled/non-affiliated investments	$12,979	$6,633

Total investment income	$12,979	$6,633

The increase in interest income for the three month period ended March 31, 2015 was driven by our deployment of capital and increasing invested balance. As of March 31, 2015 and December 31, 2014, the size of our portfolio was $794,139 and $707,701, respectively, at amortized cost, with total principal amount of investments outstanding of $855,992 and $767,530, respectively. As of March 31, 2015 and December 31, 2014, the weighted average yield of our first and second lien debt was 6.64% and 6.51%, respectively, on amortized cost.

Interest income on our first and second lien debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of March 31, 2015 and December 31, 2014, all of our first and second lien debt investments were performing and current on their interest payments. Interest income from structured finance obligations is recorded based upon an estimation of an effective yield to expected maturity utilizing assumed cash flows. The effective yield is updated at least quarterly based on payments received and expected future payments. In estimating these cash flows, there are a number of assumptions that are subject to uncertainties, including the amount and timing of principal payments which are impacted by prepayments, repurchases, defaults, delinquencies and liquidations of or within the CLO funds. These uncertainties are difficult to predict and are subject to future events that could have impacted the Company’s estimates if the information was known at the time. As a result, actual results may differ significantly from these estimates.

Net investment income (loss) for the three month periods ended March 31, 2015 and 2014 was as follows:

	For the three month periods ended
	March 31, 2015	March 31, 2014
Total investment income from non-controlled/non-affiliated investments	$12,979	$6,633
Net expenses	6,499	3,594

Net investment income (loss)	$6,480	$3,039

Expenses

	For the three month periods ended
	March 31, 2015	March 31, 2014
Base management fees	$2,723	$991
Incentive fees	1,620	940
Professional fees	384	597
Administrative service fees	112	257
Interest expense	1,780	349
Credit facility fees	428	530
Directors’ fees and expenses	101	82
Transfer agency fees	49	26
Other general and administrative	210	152

Total expenses	7,407	3,924
Waiver of base management fees	(908)	(330)

Net expenses	$6,499	$3,594

Interest expense and credit facility fees for the three month periods ended March 31, 2015 and 2014 were comprised of the following:

	For the three month periods ended
	March 31, 2015	March 31, 2014
Interest expense	$1,780	$349
Facility unused commitment fee	170	286
Amortization of deferred financing costs	232	219
Other fees	26	25

Total interest expense and credit facility fees	$2,208	$879

Cash paid for interest expense	$1,450	$285

The increase in interest expense for the three month period ended March 31, 2015 was driven by increased usage of the facilities and increased deployment of capital to investments. For the three month periods ended March 31, 2015 and 2014, the average interest rate was 2.18% and 1.99%, respectively, and average principal debt outstanding was $326,786 and $70,343, respectively.

Increased base management fees (and related waiver of base management fees) and incentive fees related to pre-incentive fee net investment income for the three month period ended March 31, 2015 was driven by our deployment of capital and increasing invested balance. For the three month periods ended March 31, 2015 and 2014, base management fees were $2,723 and $991, respectively (net of waiver of $908 and $330, respectively), incentive fees related to pre-incentive fee net investment income were $1,620 and $796, respectively, and there were no incentive fees related to realized capital gains. The accrual for any capital gains incentive fee under accounting principles generally accepted in the United States (“US GAAP”) in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. See Note 4 to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q for more information on the incentive and base management fees. For the three month periods ended March 31, 2015 and 2014, we recorded an accrued capital gains incentive fee of $0 and $144, respectively, based upon our cumulative net realized and unrealized appreciation/(depreciation) as of March 31, 2015 and 2014.

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

Net Realized Gain (Loss) and Net Change in Unrealized Appreciation/ (Depreciation) on Investments

During the three month periods ended March 31, 2015 and 2014, the Company had a change in unrealized appreciation on 55 and 27 investments, respectively, totaling approximately $8,856 and $1,925, respectively, which was offset by a change in unrealized depreciation on 30 and 18 investments, respectively, totaling approximately $5,284 and $994, respectively.

	For the three month periods ended
	March 31, 2015	March 31, 2014
Net realized gain (loss) on investments—non-controlled/non-affiliated	$(264)	$46
Net change in unrealized appreciation (depreciation) on investments—non-controlled/non-affiliated	3,572	931

Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	$3,308	$977

Net realized gain (loss) and net change in unrealized appreciation (depreciation) for the three month periods ended March 31, 2015 and 2014 was as follows:

	For the three month periods ended
	March 31, 2015		March 31, 2014
Type	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)
First Lien Debt	$2	$2,953	$—	$419
Second Lien Debt	—	446	—	384
Structured Finance Obligations	(266)	173	46	128

Total	$(264)	$3,572	$46	$931

Net change in unrealized appreciation for the three month period ended March 31, 2015, in our investments, was primarily due to a tightening spread environment during the period.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company generates cash from the net proceeds of offerings of our common stock and through cash flows from operations, including investment sales and repayments as well as income earned on investments and cash equivalents. We may also fund a portion of our investments through borrowings under the Borrower Sub’s Revolving Credit Facility (as defined below) and/or the Company’s Facility (as defined below), as well as through securitization of a portion of our existing investments. The Borrower Sub closed on May 24, 2013 on a senior secured revolving credit facility (as amended, the “Revolving Credit Facility”), which was subsequently amended on June 30, 2014 (the “First Amendment”). The Revolving Credit Facility provides for secured borrowings during the applicable revolving period up to an amount equal to the lesser of $400,000, the borrowing base as calculated pursuant to the terms of the Revolving Credit Facility, and the amount of net cash proceeds and unpledged capital commitments the Company has received with an accordion feature that can, subject to certain conditions, increase the aggregate maximum credit commitment up to an amount not to exceed $750,000, subject to restrictions imposed on borrowings under the Investment Company Act and certain restrictions and conditions set forth in the Revolving Credit Facility, including adequate collateral to support such borrowings. The Revolving Credit Facility imposes financial and operating covenants on us and Borrower Sub that restrict our and its business activities. Continued compliance with these covenants will depend on many factors, some of which are beyond our control. The Company closed on March 21, 2014 on a senior secured revolving credit facility (as amended, the “Facility”), which was subsequently amended on January 8, 2015 (the “First Facility Amendment Effective Date”). The maximum principal amount of the Facility is $150,000, subject to availability under the Facility, which is based on certain advance rates multiplied by the value of the Company’s portfolio investments (subject to certain concentration limitations) net of certain other indebtedness that the Company may incur in accordance with the terms of the Facility. Proceeds of the Facility may be used for general corporate purposes, including the funding of portfolio investments. Maximum capacity under the Facility may be increased to $225,000 through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Facility includes a $20,000 limit for swingline loans and a $5,000 limit for letters of credit. Subject to certain exceptions, the Facility is secured by a perfected first-priority security interest in substantially all of the portfolio investments held by each of the Company and certain domestic subsidiaries of the Company (such subsidiaries collectively, the “Guarantors”) and the Company’s unfunded investor equity capital commitments (provided that the amount of unfunded capital commitments ultimately available to the lenders is limited to $100,000). The Company is required to cause the Guarantors to guaranty the Facility. The pledge of unfunded investor equity capital commitments shall be released once $100,000 of incremental capital has been called and received by the Company subsequent to the First Facility Amendment Effective Date. The Facility includes customary covenants, including certain financial covenants related to asset coverage, shareholders’ equity and liquidity, certain limitations on the incurrence of additional indebtedness and liens, and other maintenance covenants, as well as usual and customary events of default for senior secured revolving credit facilities of this nature.

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

As of March 31, 2015 and December 31, 2014, the Company had $10,343 and $8,754, respectively, in cash. The facilities of the Company and the Borrower Sub consisted of the following as of March 31, 2015 and December 31, 2014:

	March 31, 2015
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Revolving Credit Facility	$400,000	$280,140	$119,860	$8,439
Facility	150,000	83,000	67,000	67,000

Total	$550,000	$363,140	$186,860	$75,439

	December 31, 2014
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Revolving Credit Facility	$400,000	$246,441	$153,559	$10,557
Facility	150,000	62,000	88,000	58,623

Total	$550,000	$308,441	$241,559	$69,180

(1)	The unused portion is the amount upon which commitment fees are based.
(2)	Available for borrowing based on the computation of collateral to support the borrowings.

Equity Activity

There were $11,109 and $191,629 of investor equity capital commitments made to the Company during the three month periods ended March 31, 2015 and 2014, respectively. As of March 31, 2015 and December 31, 2014, the Company had $1,140,630 and $1,129,522, respectively, in total capital commitments from stockholders, of which $724,855 and $776,750, respectively, was unfunded. As of March 31, 2015 and December 31, 2014, certain current directors had committed $1,500 in capital commitments to the Company.

Shares issued as of March 31, 2015 and December 31, 2014 were 21,171,384 and 17,932,697, respectively.

The following table summarizes activity in the number of shares of our common stock outstanding during the three month periods ended March 31, 2015 and 2014:

	For the three month periods ended
	March 31, 2015	March 31, 2014
Shares in issue beginning of period	17,932,697	9,575,990
Common stock issued	3,237,636	3,315,431
Reinvestment of dividends	1,051	—

Shares in issue end of period	21,171,384	12,891,421

Contractual Obligations

A summary of our significant contractual payment obligations was as follows as of March 31, 2015 and December 31, 2014:

	Secured Borrowings
Payment Due by Period	March 31, 2015	December 31, 2014
Less than 1 Year	$—	$—
1-3 Years	—	—
3-5 Years	83,000	62,000
More than 5 Years	280,140	246,441

Total	$363,140	$308,441

For more information on the Revolving Credit Facility and Facility, see Note 5 to the consolidated financial statements in Part I, Item 1 of this Form 10-Q.

As of March 31, 2015 and December 31, 2014, $280,140 and $246,441, respectively, of secured borrowings were outstanding under the Revolving Credit Facility, and $83,000 and $62,000, respectively, were outstanding under the Facility. For the three month periods ended March 31, 2015 and 2014, we incurred $1,780 and $349, respectively, of interest expense and $170 and $286, respectively, of unused commitment fees.

OFF BALANCE SHEET ARRANGEMENTS

In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnifications or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in these consolidated financial statements as of March 31, 2015 and December 31, 2014 included in Part I, Item 1 of this Form 10-Q for any such exposure.

We may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments.

The Company had the following unfunded commitments to fund delayed draw senior secured loans as of the indicated dates:

	Par Value as of
	March 31, 2015	December 31, 2014
Total unfunded delayed draw commitments	$8,300	$9,500

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

The following table summarizes the Company’s dividends declared and payable since inception through the quarter ended March 31, 2015:

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount	Annualized Dividend Yield(1)
March 13, 2014	March 31, 2014	April 14, 2014	$0.19	$2,449	4.76%
June 26, 2014	June 30, 2014	July 14, 2014	$0.27	$3,481	5.52%
September 12, 2014	September 18, 2014	October 9, 2014	$0.44	$5,956	9.23%
December 19, 2014	December 29, 2014	January 26, 2015	$0.35	$6,276	8.17%
March 11, 2015	March 13, 2015	April 17, 2015	$0.37	$7,833	8.58%

(1)	Annualized dividend yield is calculated by dividing the declared dividend by the weighted average of the net asset value at the beginning of the quarter and the capital called during the quarter and annualizing over 4 quarterly periods.

CRITICAL ACCOUNTING POLICIES

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies, including those relating to the valuation of our investment portfolio, are described below. The critical accounting policies should be read in connection with our consolidated financial statements in Part I, Item 1 of this Form 10-Q and in Part II, Item 8 of the Company’s annual report on Form 10-K for the year ended December 31, 2014.

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

Securities/instruments that are illiquid or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of the Investment Adviser or the Board of Directors, does not represent fair value shall each be valued as of the measurement date using all techniques appropriate under the circumstances and for which sufficient data is available. These valuation techniques may vary by investment and include comparable public market valuations, comparable precedent transaction valuations and/or discounted cash flow analyses. The process generally used to determine the applicable value is as follows: (i) the value of each portfolio company or investment is initially reviewed by the investment professionals responsible for such portfolio company or investment and, for non-traded investments, a standardized template designed to approximate fair market value based on observable market inputs, updated credit statistics and unobservable inputs is used to determine a preliminary value, which is also reviewed alongside consensus pricing, where available; (ii) preliminary valuation conclusions are documented and reviewed by a valuation committee comprised of members of senior management; (iii) the Board of Directors engages a third-party valuation firm to provide positive assurance on portions of the Middle Market Senior Loans portfolio each quarter (such that each non-traded investment is reviewed by a third-party valuation firm at least once on a rolling twelve month basis) including a review of management’s preliminary valuation and conclusion on fair value; (iv) the Audit Committee of the Board of Directors (the “Audit Committee”) reviews the assessments of the Investment Adviser and the third-party valuation firm and provides the Board of Directors with any recommendations with respect to changes to the fair value of each investment in the portfolio; and (v) the Board of Directors discusses the valuation recommendations of the Audit Committee and determines the fair value of each investment in the portfolio in good faith based on the input of the Investment Adviser and, where applicable, the third-party valuation firm.

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

Investment performance data utilized are the most recently available financial statements and compliance certificates received from the portfolio companies as of the measurement date which in many cases may reflect a lag in information.

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

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of March 31, 2015 and December 31, 2014.

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

Use of Estimates

The preparation of consolidated financial statements included in Part I, Item 1 of this Form 10-Q in conformity with US GAAP requires management to make assumptions and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management’s estimates are based on historical experiences and other factors, including expectations of future events that management believes to be reasonable under the circumstances. It also requires management to exercise judgment in the process of applying the Company’s accounting policies. Assumptions and estimates regarding the valuation of investments and their resulting impact on base management and incentive fees involve a higher degree of judgment and complexity and these assumptions and estimates may be significant to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q. Actual results could differ from these estimates and such differences could be material.

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

Interest income from investments in the “equity” class of collateralized loan obligation (“CLO”) funds, which we refer to as “structured finance obligations”, is recorded based upon an estimation of an effective yield to expected maturity utilizing assumed cash flows in accordance with ASC 325-40, Beneficial Interests in Securitized Financials Assets. We monitor the expected cash inflows from our CLO equity investments, including the expected residual payments and the effective yield is determined and updated at least quarterly. In estimating these cash flows, there are a number of assumptions that are subject to uncertainties, including the amount and timing of principal payments which are impacted by prepayments, repurchases, defaults, delinquencies and liquidations of or within the CLO funds. These uncertainties are difficult to predict and are subject to future events that could have impacted the Company’s estimates if the information was known at the time. As a result, actual results may differ significantly from these estimates. Interest income from investments in the notes of CLO funds, which are also referred to as “structured finance obligations”, is recorded based upon the interest rate.

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

Interest Rate Risk

During the three month periods ended March 31, 2015 and 2014, a majority of the debt investments held in the Company’s portfolio had floating interest rates. Interest rates on the investments held within the Company’s portfolio of investments are typically based on floating LIBOR, with many of these investments also having a LIBOR floor. Additionally, the Company’s credit facilities are also subject to floating interest rates and are currently paid based on floating LIBOR rates.

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our income in the future.

The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. Interest income is calculated as revenue from interest generated from the Company’s settled portfolio of investments held as of March 31, 2015 and December 31, 2014, excluding structured finance obligations. These hypothetical calculations are based on a model of the settled investments in our portfolio, excluding structured finance obligations, held as of March 31, 2015 and December 31, 2014, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. Interest expense is calculated based on outstanding secured borrowings as of March 31, 2015 and December 31, 2014 and based on the terms of the Company’s credit facilities. Interest expense on the Company’s credit facilities is calculated using the interest rate as of March 31, 2015 and December 31, 2014, adjusted for the hypothetical changes in rates, as shown below. We intend to continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may impact significantly our net interest income.

The Company regularly measures exposure to interest rate risk. The Company assesses interest rate risk and manages interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2015 and December 31, 2014, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled investments (considering interest rate floors for variable rate instruments), excluding structured finance obligations, and outstanding secured borrowings assuming no changes in our investment and borrowing structure:

	As of March 31, 2015			As of December 31, 2014
Basis Point Change	Interest Income	Interest Expense	Net Investment Income	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$15,373	$(10,894)	$4,479	$12,899	$(9,253)	$3,646
Up 200 basis points	$8,565	$(7,263)	$1,302	$7,212	$(6,169)	$1,043
Up 100 basis points	$1,759	$(3,631)	$(1,872)	$1,525	$(3,084)	$(1,559)
Down 100 basis points	$(32)	$905	$873	$(210)	$736	$526
Down 200 basis points	$(64)	$905	$841	$(420)	$736	$316
Down 300 basis points	$(96)	$905	$809	$(630)	$736	$106

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

There have been no changes in our internal control over financial reporting periods during the three month period ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company may become party to certain lawsuits in the ordinary course of business. The Company is not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against the Company. See also Note 9 to the consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2014. For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 27, 2015, which is accessible on the SEC’s website at sec.gov.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Except as previously reported by the Company on Form 8-K, we did not sell any equity securities during the period covered in this report that were not registered under the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item  4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

10.1	First Amendment, dated as of January 8, 2015, to the Senior Secured Revolving Credit Agreement, dated as of March 21, 2014 (1)

31.1	Certification of President (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of President (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(1)	Incorporated by reference to Form 10-K filed by GMS Finance on March 27, 2015 (File No. 814-00995)
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARLYLE GMS FINANCE, INC.

Dated: May 8, 2015	By	/s/ Venugopal Rathi
Venugopal Rathi
Chief Financial Officer