Form 10-Q
period 2015-06-30
Carlyle GMS Finance, Inc.
filed 2015-08-12
CIK 1544206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 12, 2015
Common stock, $0.01 par value	26,757,953

CARLYLE GMS FINANCE, INC.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(dollar amounts in thousands, except per share data)

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Investments—non-controlled/non-affiliated, at fair value (amortized cost of $917,292 and $707,701, respectively)	$912,502	$698,662
Cash	46,477	8,754
Deferred financing costs	6,687	4,635
Interest receivable	2,702	4,512
Prepaid expenses and other assets	1,328	157

Total assets	$969,696	$716,720

LIABILITIES
Payable for investments purchased	$30,523	$55,343
Secured borrowings (Note 5)	134,958	308,441
2015-1 Notes payable (Note 6)	273,000	—
Due to Investment Adviser	43	41
Interest and credit facility fees payable (Notes 5 and 6)	3,368	1,192
Base management and incentive fees payable (Note 4)	5,916	6,319
Dividend payable (Note 8)	9,902	6,276
Administrative service fees payable (Note 4)	120	91
Other accrued expenses and liabilities	1,214	760

Total liabilities	459,044	378,463

Commitments and contingencies (Notes 7 and 11)
NET ASSETS
Common stock, $0.01 par value; 200,000,000 shares authorized; 26,755,935 shares and 17,932,697 shares, respectively, issued and outstanding	268	179
Paid-in capital in excess of par value	522,674	351,636
Offering costs	(74)	(74)
Accumulated net investment income (loss), net of cumulative dividends of $35,897 and $18,162, respectively	(7,698)	(4,388)
Accumulated net realized gain (loss)	272	(57)
Accumulated net unrealized appreciation (depreciation)	(4,790)	(9,039)

Total net assets	$510,652	$338,257

NET ASSETS PER SHARE	$19.09	$18.86

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollar amounts in thousands, except per share data)

(unaudited)

	For the three month periods ended		For the six month periods ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Investment income:
Interest income from non-controlled/non-affiliated investments	$15,925	$9,944	$28,904	$16,577

Total investment income	15,925	9,944	28,904	16,577

Expenses:
Base management fees (Note 4)	3,080	1,455	5,803	2,446
Incentive fees (Note 4)	1,986	1,149	3,606	2,089
Professional fees	465	596	849	1,193
Administrative service fees (Note 4)	188	218	300	475
Interest expense (Notes 5 and 6)	2,129	634	3,909	983
Credit facility fees (Note 5)	446	1,526	874	2,056
Directors’ fees and expenses	106	103	207	185
Transfer agency fees	44	34	93	60
Other general and administrative	562	178	772	330

Total expenses	9,006	5,893	16,413	9,817
Waiver of base management fees (Note 4)	1,026	485	1,934	815

Net expenses	7,980	5,408	14,479	9,002

Net investment income (loss)	7,945	4,536	14,425	7,575
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments:
Net realized gain (loss) on investments—non-controlled/non-affiliated	593	145	329	191
Net change in unrealized appreciation (depreciation) on investments—non-controlled/non-affiliated	677	(89)	4,249	842

Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	1,270	56	4,578	1,033

Net increase (decrease) in net assets resulting from operations	$9,215	$4,592	$19,003	$8,608

Basic and diluted earnings per common share (Note 8)	$0.40	$0.36	$0.89	$0.73

Weighted-average shares of common stock outstanding—Basic and Diluted (Note 8)	23,062,818	12,891,548	21,330,007	11,819,417

Dividends declared per common share (Note 8)	$0.37	$0.27	$0.74	$0.46

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(dollar amounts in thousands)

(unaudited)

	For the six month periods ended
	June 30, 2015	June 30, 2014
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$14,425	$7,575
Net realized gain (loss) on investments—non-controlled/non-affiliated	329	191
Net change in unrealized appreciation (depreciation) on investments—non-controlled/non-affiliated	4,249	842

Net increase (decrease) in net assets resulting from operations	19,003	8,608

Capital transactions:
Common stock issued	171,082	65,472
Reinvestment of dividends	45	3
Dividends declared (Note 11)	(17,735)	(5,930)

Net increase (decrease) in net assets resulting from capital share transactions	153,392	59,545

Net increase (decrease) in net assets	172,395	68,153

Net assets at beginning of period	338,257	186,002

Net assets at end of period	$510,652	$254,155

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollar amounts in thousands)

(unaudited)

	For the six month periods ended
	June 30, 2015	June 30, 2014
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$19,003	$8,608
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	516	1,347
Net accretion of discount on securities	(1,223)	(518)
Net realized (gain) loss on investments—non-controlled/non-affiliated	(329)	(191)
Net change in unrealized (appreciation) depreciation on investments—non- controlled/non-affiliated	(4,249)	(842)
Cost of investments purchased and change in payable for investments purchased	(359,342)	(225,613)
Proceeds from sales and repayments of investments	126,483	55,267
Changes in operating assets:
Interest receivable	1,810	(3,404)
Prepaid expenses and other assets	(1,171)	(82)
Changes in operating liabilities:
Due to Investment Adviser	2	5
Interest and credit facility fees payable	283	178
Base management and incentive fees payable	(403)	2,433
Administrative service fees payable	29	29
Other accrued expenses and liabilities	454	114

Net cash provided by (used in) operating activities	(218,137)	(162,669)

Cash flows from financing activities:
Proceeds from issuance of common stock	171,082	65,472
Borrowings on Revolving Credit Facility and Facility	223,700	108,100
Repayments of Revolving Credit Facility and Facility	(397,183)	(21,182)
Proceeds from issuance of 2015-1 Notes	273,000	—
Debt issuance costs paid	(675)	(1,958)
Dividends paid in cash	(14,064)	(2,446)

Net cash provided by (used in) financing activities	255,860	147,986

Net increase (decrease) in cash	37,723	(14,683)
Cash, beginning of period	8,754	42,010

Cash, end of period	$46,477	$27,327

Supplemental disclosures:
Offering expenses and financing costs due	$1,893	$—
Interest paid during the period	$3,562	$795
Dividends declared during the period	$17,735	$5,930
Reinvestment of dividends	$45	$3

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of June 30, 2015

(dollar amounts in thousands)

(unaudited)

Investments—non-controlled/non-affiliated (1)	Industry	Interest Rate	Maturity Date	Acquisition Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
First Lien Debt (72.47%)
Access CIG, LLC (2) (3) (5) (13)	Business Services	6.00%	10/17/2021	10/16/2014	$18,616	$18,471	$18,616	3.64%
ACP Tower Merger Sub, Inc. (Telular Corporation) (2) (3) (4)	Telecommunications	5.50	6/24/2019	6/24/2013	5,625	5,610	5,560	1.09
AF Borrower LLC (Accuvant) (2) (3) (5) (13)	High Tech Industries	6.25	1/28/2022	12/15/2014	16,359	16,122	16,305	3.19
Alpha Packaging Holdings, Inc. (2) (3) (4) (13)	Containers, Packaging & Glass	5.25	5/12/2020	5/12/2014	11,409	11,398	11,211	2.19
Anaren, Inc. (2) (3) (4) (13)	Telecommunications	5.50	2/18/2021	2/18/2014	11,439	11,345	11,299	2.21
APX Group, Inc. (5) (8)	Consumer Services	6.38	12/1/2019	10/15/2014	10,000	9,723	9,700	1.90
Audax AAMP Holdings, Inc. (2) (3) (4) (13)	Durable Consumer Goods	6.50	6/24/2017	5/22/2015	11,325	11,229	11,300	2.21
Blue Bird Body Company (2) (3) (4) (8) (13)	Transportation: Consumer	6.50	6/27/2020	7/22/2014	10,969	10,488	10,476	2.05
Brooks Equipment Company, LLC (2) (3) (4) (13)	Construction & Building	6.75	8/29/2020	8/29/2014	7,595	7,538	7,567	1.48
Capstone Logistics Acquisition, Inc. (2) (3) (4) (13)	Transportation: Cargo	5.50	10/7/2021	10/3/2014	19,900	19,719	19,623	3.84
Captive Resources Midco, LLC (2) (3) (5) (9) (13)	Banking, Finance, Insurance & Real Estate	6.75	6/30/2020	6/30/2015	30,000	29,486	29,667	5.81
Castle Management Borrower LLC (Highgate Hotels L.P.) (2) (3) (4) (13)	Hotel, Gaming & Leisure	5.50	9/18/2020	10/10/2014	9,928	9,850	9,692	1.90
Central Security Group, Inc. (2) (3) (4) (13)	Consumer Services	6.25	10/6/2020	10/3/2014	24,875	24,541	24,298	4.76
Consolidated Aerospace Manufacturing, LLC. (2) (3) (4) (13)	Aerospace & Defense	5.00	3/27/2020	2/28/2014	6,183	6,165	6,048	1.19
Coyote Logistics, LLC (2) (3) (5) (13)	Transportation: Cargo	6.25	3/26/2022	3/24/2015	20,800	20,600	21,008	4.11
CRCI Holdings Inc. (CLEAResult Consulting, Inc.) (2) (3) (4) (13)	Utilities: Electric	5.25	7/10/2019	7/29/2014	5,943	5,922	5,903	1.16
Dent Wizard International Corporation (2) (3) (4) (13)	Automotive	5.75	4/7/2020	4/28/2015	8,000	7,961	7,913	1.55
DTZ U.S. Borrower, LLC (2) (3) (4) (13)	Construction & Building	5.50	11/5/2021	10/28/2014	10,448	10,304	10,286	2.01
EP Minerals, LLC (2) (3) (4) (13)	Metals & Mining	5.50	8/20/2020	8/20/2014	10,421	10,378	10,376	2.03
FCX Holdings Corp. (2) (3) (4) (13)	Capital Equipment	5.50	8/4/2020	8/4/2014	10,098	10,091	9,951	1.95
Genex Holdings, Inc. (2) (3) (13)	Banking, Finance, Insurance & Real Estate	5.25	5/30/2021	5/22/2014	4,265	4,247	4,265	0.84
Green Energy Partners/Stonewall LLC (2) (3) (5) (10) (13)	Energy: Electricity	6.50	11/13/2021	11/12/2014	8,300	8,146	8,456	1.66
Indra Holdings Corp. (Totes Isotoner) (2) (3) (5) (13)	Non-durable Consumer Goods	5.25	5/1/2021	4/29/2014	14,850	14,724	14,526	2.84
Miller Heiman, Inc. (2) (3) (4) (13)	Business Services	6.75	9/30/2019	10/1/2013	19,468	19,252	18,885	3.70
MSX International, Inc. (2) (3) (4) (13)	Automotive	6.00	8/21/2020	8/18/2014	10,617	10,526	10,626	2.08
National Technical Systems, Inc. (2) (3) (4) (5) (13) (14)	Aerospace & Defense	7.00	6/12/2021	6/12/2015	26,000	25,646	25,881	5.07
NES Global Talent Finance US LLC (United Kingdom) (2) (3) (4) (8) (13)	Energy: Oil & Gas	6.50	10/3/2019	10/2/2013	12,031	11,851	11,674	2.29

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of June 30, 2015

(dollar amounts in thousands)

(unaudited)

Investments—non-controlled/non-affiliated (1)	Industry	Interest Rate	Maturity Date	Acquisition Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
First Lien Debt (72.47%) (continued)
Novetta, LLC (2) (3) (4) (13)	Aerospace & Defense	6.00%	10/2/2020	11/19/2014	$12,139	$12,040	$12,039	2.36%
Paradigm Acquisition Corp. (2) (3) (5) (13)	Business Services	6.00	6/2/2022	6/2/2015	23,600	23,250	23,345	4.57
Pelican Products, Inc. (2) (3) (4) (13)	Containers, Packaging & Glass	5.25	4/11/2020	4/8/2014	7,857	7,874	7,712	1.51
Plano Molding Company, LLC (2) (3) (5) (13)	Hotel, Gaming & Leisure	7.00	5/8/2021	5/1/2015	22,600	22,391	22,510	4.41
Prowler Acquisition Corp. (Pipeline Supply and Service, LLC) (2) (3) (4)	Wholesale	5.50	1/28/2020	1/24/2014	10,967	10,885	9,794	1.92
PSC Industrial Holdings Corp (2) (3) (4) (13)	Environmental Industries	5.75	12/5/2020	12/5/2014	11,940	11,833	11,836	2.32
PSI Services LLC (2) (3) (4) (12)	Business Services	7.75	2/27/2021	2/27/2015	18,000	17,494	18,625	3.65
SolAero Technologies Corp. (2) (3) (4)	Telecommunications	5.75	12/10/2020	12/9/2014	11,109	11,017	10,975	2.15
SolAero Technologies Corp. (2) (3) (13)	Telecommunications	6.25	12/10/2020	5/1/2015	9,341	9,250	9,302	1.82
Stafford Logistics, Inc. (Custom Ecology, Inc.) (2) (3) (4)	Environmental Industries	6.75	6/26/2019	7/1/2013	9,540	9,472	9,180	1.80
Synarc-Biocore Holdings, LLC (2) (3) (4) (13)	Healthcare & Pharmaceuticals	5.50	3/10/2021	3/6/2014	13,331	13,221	12,977	2.54
Systems Maintenance Services Holding, Inc. (2) (3) (13)	High Tech Industries	5.00	10/18/2019	10/18/2013	2,204	2,197	2,171	0.42
TASC, Inc. (2) (3) (4) (8) (13)	Aerospace & Defense	7.00	5/23/2020	12/17/2014	19,900	19,144	19,999	3.92
Teaching Strategies, LLC (2) (3) (4) (13)	Media: Advertising, Printing & Publishing	6.00	10/1/2019	2/5/2015	14,811	14,752	14,695	2.88
The Hilb Group, LLC (2) (3) (5) (12) (15)	Banking, Finance, Insurance & Real Estate	6.75	6/24/2021	6/24/2015	22,600	21,944	22,406	4.39
The Hygenic Corporation (Performance Health) (2) (3) (5) (13)	Non-durable Consumer Goods	6.00	10/11/2020	2/27/2015	16,000	15,783	15,886	3.11
The SI Organization, Inc. (2) (3) (4) (13)	Aerospace & Defense	5.75	11/23/2019	5/16/2014	8,824	8,754	8,835	1.73
The Topps Company, Inc. (2) (3) (4) (13)	Non-durable Consumer Goods	7.25	10/2/2018	10/1/2013	11,454	11,374	11,453	2.24
TruckPro, LLC (2) (3) (4) (13)	Automotive	5.75	8/6/2018	8/6/2013	9,274	9,236	9,219	1.80
U.S. Farathane, LLC (2) (3) (4) (13)	Automotive	6.75	12/23/2021	2/6/2015	16,234	15,925	16,330	3.20
Vetcor Professional Practices LLC (2) (3) (4) (5) (13) (16)	Consumer Services	7.00	4/20/2021	5/19/2015	8,400	8,289	8,375	1.64
Violin Finco S.A.R.L. (Alexander Mann Solutions) (United Kingdom) (2) (3) (4) (8) (13)	Business Services	5.75	12/20/2019	12/18/2013	11,315	11,230	11,315	2.22
Vitera Healthcare Solutions, LLC (2) (3) (4) (13)	Healthcare & Pharmaceuticals	6.00	11/4/2020	11/1/2013	9,489	9,414	9,449	1.85
Zest Holdings, LLC (2) (3) (4) (13)	Durable Consumer Goods	5.25	8/16/2020	8/18/2014	11,751	11,750	11,766	2.30

First Lien Debt Total						$659,852	$661,306	129.50%

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of June 30, 2015

(dollar amounts in thousands)

(unaudited)

Investments—non-controlled/non-affiliated (1)	Industry	Interest Rate	Maturity Date	Acquisition Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
Second Lien Debt (19.49%)
AF Borrower LLC (Accuvant) (2) (3) (5)	High Tech Industries	10.00%	1/28/2023	12/15/2014	$8,000	$7,924	$7,974	1.56%
Allied Security Holdings LLC (2) (3) (5) (13)	Business Services	8.00	8/14/2021	9/25/2014	8,000	7,945	7,990	1.57
Ascensus Inc. (2) (3) (4)	Banking, Finance, Insurance &Real Estate	9.00	12/2/2020	12/2/2013	8,000	7,902	7,929	1.55
Berlin Packaging L.L.C. (2) (3) (5) (13)	Containers, Packaging & Glass	7.75	10/1/2022	9/24/2014	9,200	9,136	9,304	1.82
Charter NEX US Holdings, Inc. (2) (3) (5) (13)	Chemicals, Plastics & Rubber	9.25	2/5/2023	1/30/2015	10,000	9,858	9,621	1.88
Confie Seguros Holding II Co. (2) (3) (5)	Banking, Finance, Insurance & Real Estate	10.25	5/8/2019	6/29/2015	12,000	11,884	11,995	2.35
Creganna Finance (US) LLC (Ireland) (2) (3) (5) (8)	Healthcare & Pharmaceuticals	9.00	6/1/2022	11/20/2014	9,900	9,809	9,962	1.95
DiversiTech Corporation (2) (3) (5) (13)	Capital Equipment	9.00	11/19/2022	5/19/2015	8,400	8,288	8,145	1.60
Drew Marine Group Inc. (2) (3) (4) (5)	Chemicals, Plastics & Rubber	8.00	5/19/2021	11/19/2013	12,500	12,477	11,993	2.35
Genex Holdings, Inc. (2) (3) (5) (17)	Banking, Finance, Insurance & Real Estate	8.75	5/30/2022	5/22/2014	5,990	5,901	5,861	1.14
Genoa, a QoL Healthcare Company, LLC (2) (3) (5) (13)	Retail	8.75	4/30/2023	4/21/2015	9,900	9,802	9,538	1.87
Institutional Shareholder Services Inc. (2) (3) (5) (13)	Banking, Finance, Insurance & Real Estate	8.50	4/30/2022	4/30/2014	12,500	12,391	11,953	2.34
Jazz Acquisition, Inc. (Wencor) (2) (3) (5) (13)	Aerospace & Defense	7.75	6/19/2022	6/25/2014	6,700	6,672	6,466	1.27
Landslide Holdings, Inc. (LANDesk Software) (2) (3) (13)	Software	8.25	2/25/2021	2/25/2014	3,500	3,478	3,236	0.63
MRI Software, LLC (2) (3) (5)	Software	9.00	6/23/2022	6/19/2015	11,250	11,084	10,929	2.14
Phillips-Medisize Corporation (2) (3) (5) (13)	Chemicals, Plastics & Rubber	8.25	6/16/2022	6/13/2014	5,000	4,956	4,982	0.98
Power Stop, LLC (5)	Automotive	11.00	5/29/2022	5/29/2015	10,000	9,802	9,964	1.95
Prime Security Services Borrower, LLC (Protection One Inc.) (2) (3) (5)	Consumer Services	9.75	7/1/2022	6/19/2015	6,700	6,602	6,612	1.30
Prowler Acquisition Corp. (Pipeline Supply and Service, LLC) (2) (3) (5)	Wholesale	9.50	7/28/2020	1/24/2014	3,000	2,950	2,474	0.48
Systems Maintenance Services Holding, Inc. (2) (3) (4)	High Tech Industries	9.25	10/18/2020	10/18/2013	6,000	5,956	5,935	1.16
TASC, Inc. (5) (8)	Aerospace & Defense	12.00	5/23/2021	12/17/2014	6,000	5,884	6,263	1.23
Vitera Healthcare Solutions, LLC (2) (3) (5)	Healthcare & Pharmaceuticals	9.25	11/4/2021	11/1/2013	2,000	1,975	1,908	0.37
Watchfire Enterprises, Inc. (2) (3) (5) (13)	Media: Advertising, Printing & Publishing	9.00	10/2/2021	10/2/2013	7,000	6,918	6,777	1.33

Second Lien Debt Total						$179,594	$177,811	34.82%

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of June 30, 2015

(dollar amounts in thousands)

(unaudited)

Investments—non-controlled/non-affiliated (1)	Industry	Maturity Date	Acquisition Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
Structured Finance Obligations (7.80%) (5) (8) (11)
1776 CLO I, Ltd., Subordinated Notes	Structured Finance	5/8/2020	2/27/2014	$11,750	$8,962	$7,285	1.43%
AIMCO CLO, Series 2014-A, Class F, 5.47% (2)	Structured Finance	7/20/2026	5/12/2014	2,700	2,359	2,174	0.43
AIMCO CLO, Series 2014-A, Subordinated Notes	Structured Finance	7/20/2026	5/12/2014	11,500	9,325	8,079	1.58
Ares XXVIII CLO Ltd., Subordinated Notes	Structured Finance	10/17/2024	10/10/2013	7,000	4,956	4,480	0.88
Babson CLO Ltd. 2005-I, Subordinated Notes	Structured Finance	4/15/2019	7/16/2013	7,632	432	185	0.04
Blackrock Senior Income Series V, Limited, Subordinated Notes (Ireland)	Structured Finance	8/13/2019	3/11/2014	4,600	2,397	2,266	0.44
CIFC Funding 2007-III, Ltd., Income Notes	Structured Finance	7/26/2021	5/20/2014	6,500	3,138	3,282	0.64
Clydesdale CLO 2005, Ltd., Subordinated Notes	Structured Finance	12/6/2017	7/15/2013	5,750	—	10	0.00
Flagship VII Limited, Subordinated Notes	Structured Finance	1/20/2026	12/18/2013	7,000	5,473	4,637	0.91
GoldenTree Loan Opportunities V, Limited, Subordinated Notes	Structured Finance	10/18/2021	10/11/2013	5,000	3,022	2,975	0.58
ING Investment Management CLO IV, Ltd., Preferred Shares	Structured Finance	6/14/2022	5/7/2014	9,575	5,163	5,410	1.06
ING IM CLO 2012-1 LLC, Preferred Shares	Structured Finance	3/14/2022	12/5/2014	7,610	4,866	5,083	1.00
ING IM CLO 2012-1 LLC, Subordinated Notes	Structured Finance	3/14/2022	12/5/2014	2,500	1,597	1,670	0.33
MSIM Peconic Bay, Ltd., Subordinated Notes	Structured Finance	7/20/2019	10/22/2013	4,500	1,027	1,193	0.23
Nautique Funding Ltd., Income Notes	Structured Finance	4/15/2020	2/24/2014	5,000	2,878	2,781	0.54
Steele Creek CLO 2014-I, LLC, Subordinated Notes	Structured Finance	8/21/2026	7/18/2014	18,000	14,328	13,950	2.73
Venture VI CDO Limited, Preference Shares	Structured Finance	8/3/2020	4/17/2014	7,000	3,659	3,710	0.73
Westwood CDO I, Ltd., Subordinated Notes	Structured Finance	3/25/2020	4/30/2015	4,000	2,049	2,000	0.39

Structured Finance Obligations Total					$75,631	$71,170	13.94%

Investments—non-controlled/non-affiliated (1)	Industry	Maturity Date	Acquisition Date	Par/ Principal Amount	Cost	Fair Value (7)	Percentage of Net Assets
Equity Investments (0.24%) (5) (8)
Power Stop, LLC	Automotive		5/29/2015	7	$715	$715	0.14%
The Hilb Group, LLC	Banking, Finance, Insurance & Real Estate		6/24/2015	1,500	1,500	1,500	0.29

Equity Investments Total					$2,215	$2,215	0.43%

Total Investments—non-controlled/non-affiliated					$917,292	$912,502	178.69%

(1)

Unless otherwise indicated, issuers of debt and equity investments held by Carlyle GMS Finance, Inc. (“GMS Finance” or the “Company”) are domiciled in the United States and issuers of structured finance obligations are domiciled in the Cayman Islands. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of June 30, 2015, the Company does not “control” any of these portfolio companies.

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of June 30, 2015

(dollar amounts in thousands)

(unaudited)

Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of June 30, 2015, the Company is not an “affiliated person” of any portfolio company.
(2)	Variable rate loans to the portfolio companies and variable rate notes of structured finance obligations bear interest at a rate that may be determined by reference to either LIBOR or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), which generally resets quarterly. For each such loan and note, the Company has provided the interest rate in effect as of June 30, 2015.
(3)	Loan includes interest rate floor feature.
(4)	Denotes that all or a portion of the assets are owned by the Company’s wholly owned subsidiary, Carlyle GMS Finance SPV LLC (the “Borrower Sub”). The Borrower Sub has a senior secured revolving credit facility (as amended, the “Revolving Credit Facility”). The lenders of the Revolving Credit Facility have a first lien security interest in substantially all of the assets of the Borrower Sub (see Note 5, Borrowings) and such assets are assets of the Borrower Sub to satisfy obligations of the Borrower Sub under the Revolving Credit Facility and are not available to creditors of the Company.
(5)	Denotes that all or a portion of the assets are owned by the Company. The Company has a senior secured revolving credit facility (as amended, the “Facility”), which was subsequently amended on January 8, 2015 (the “First Facility Amendment Effective Date”). The lenders of the Facility have a perfected first-priority security interest in substantially all of the portfolio investments held by the Company (see Note 5, Borrowings).
(6)	Amortized cost represents original cost, including origination fees, adjusted for the accretion/amortization of discounts/premiums, as applicable, on debt investments using the effective interest method. Equity tranche collateralized loan obligation (“CLO”) fund investments, which are referred to as “structured finance obligations”, are recorded at amortized cost using the effective interest method.
(7)	Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (Notes 2 and 3), pursuant to the Company’s valuation policies.
(8)	The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(9)	Captive Resources Midco, LLC has an undrawn delayed draw term loan of $3,125 par value at LIBOR + 5.75%, 1.00% floor, and an undrawn revolver of $1,875 par value at LIBOR + 5.75%, 1.00% floor. An unused rate of 1.25% and 0.50% is charged on the delayed draw term loan and revolver principal, respectively, while undrawn.
(10)	Green Energy Partners/Stonewall LLC has an undrawn delayed draw term loan of $8,300 par value at LIBOR + 5.50%, 1.00% floor. An unused rate of 3.00% is charged on the principal while undrawn.
(11)	As of June 30, 2015, the Company has a greater than 25% but less than 50% equity or subordinated notes ownership interest in certain structured finance obligations. These investments have governing documents that preclude the Company from controlling management of the entity and therefore the Company has determined that the issuer of the investment is not a controlled affiliate or a non-controlled affiliate because the investments are not “voting securities”.
(12)	In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company is entitled to receive additional interest as a result of an agreement among lenders.
(13)	Denotes that all or a portion of the assets secures the notes offered in connection with a $400 million term debt securitization completed by the Company on June 26, 2015 (see Note 6, 2015-1 Notes). These assets are owned by Carlyle GMS Finance MM CLO 2015-1 LLC, a wholly-owned and consolidated subsidiary of the Company, and are not available to the creditors of the Borrower Sub or the Company.
(14)	National Technical Systems, Inc. has an undrawn delayed draw term loan of $4,469 par value at LIBOR + 6.00%, 1.00% floor, and an undrawn revolver of $2,031 par value at LIBOR + 6.00%, 1.00% floor. An unused rate of 1.00% and 0.50% is charged on the delayed draw term loan and revolver principal, respectively, while undrawn.
(15)	The Hilb Group, LLC has an undrawn delayed draw term loan of $10,892 par value at LIBOR + 5.75%, 1.00% floor (12). An unused rate of 1.00% is charged on the principal while undrawn.
(16)	Vetcor Professional Practices LLC has an undrawn delayed draw term loan of $4,200 par value at LIBOR + 6.00%, 1.00% floor. An unused rate of 1.00% is charged on the principal while undrawn.
(17)	Genex Holdings, Inc. has an undrawn delayed draw second lien term loan of $2,000 par value at LIBOR + 7.75%, 1.00% floor. An unused rate of 8.75% is charged on the principal while undrawn.

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of June 30, 2015

(dollar amounts in thousands)

(unaudited)

As of June 30, 2015, investments—non-controlled/non-affiliated at fair value consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$659,852	$661,306	72.47%
Second Lien Debt	179,594	177,811	19.49
Structured Finance Obligations	75,631	71,170	7.80
Equity Investments	2,215	2,215	0.24

Total	$917,292	$912,502	100.00%

The industrial composition of investments—non-controlled/non-affiliated at fair value as of June 30, 2015 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$84,305	$85,531	9.37%
Automotive	54,165	54,767	6.00
Banking, Finance, Insurance & Real Estate	95,255	95,576	10.47
Business Services	97,642	98,776	10.83
Capital Equipment	18,379	18,096	1.98
Chemicals, Plastics & Rubber	27,291	26,596	2.91
Construction & Building	17,842	17,853	1.96
Consumer Services	49,155	48,985	5.37
Containers, Packaging & Glass	28,408	28,227	3.09
Durable Consumer Goods	22,979	23,066	2.53
Energy: Electricity	8,146	8,456	0.93
Energy: Oil & Gas	11,851	11,674	1.28
Environmental Industries	21,305	21,016	2.30
Healthcare & Pharmaceuticals	34,419	34,296	3.76
High Tech Industries	32,199	32,385	3.55
Hotel, Gaming & Leisure	32,241	32,202	3.53
Media: Advertising, Printing & Publishing	21,670	21,472	2.35
Metals & Mining	10,378	10,376	1.14
Non-durable Consumer Goods	41,881	41,865	4.59
Retail	9,802	9,538	1.05
Software	14,562	14,165	1.55
Structured Finance	75,631	71,170	7.80
Telecommunications	37,222	37,136	4.07
Transportation: Cargo	40,319	40,631	4.45
Transportation: Consumer	10,488	10,476	1.15
Utilities: Electric	5,922	5,903	0.65
Wholesale	13,835	12,268	1.34

Total	$917,292	$912,502	100.00%

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of June 30, 2015

(dollar amounts in thousands)

(unaudited)

The geographical composition of investments—non-controlled/non-affiliated at fair value as of June 30, 2015 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Cayman Islands	$73,234	$68,904	7.55%
Ireland	12,206	12,228	1.34
United Kingdom	23,081	22,989	2.52
United States	808,771	808,381	88.59

Total	$917,292	$912,502	100.00%

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2014

(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)	Industry	Interest Rate	Maturity Date	Acquisition Date	Par Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
First Lien Debt (73.68%)
Access CIG, LLC (2) (3) (5)	Business Services	6.00%	10/17/2021	10/16/2014	$15,000	$14,855	$14,865	4.40%
Accuvant Finance, LLC (2) (3) (5)	High Tech Industries	7.00	10/22/2020	4/22/2014	8,988	8,917	8,988	2.66
ACP Tower Merger Sub, Inc. (Telular Corporation) (2) (3) (4)	Telecommunications	5.50	6/24/2019	6/24/2013	5,781	5,764	5,689	1.68
AF Borrower LLC (Accuvant) (2) (3) (5)	High Tech Industries	6.25	1/28/2022	12/15/2014	12,000	11,762	11,842	3.50
Alpha Packaging Holdings, Inc. (2) (3) (4)	Containers, Packaging & Glass	5.25	5/12/2020	5/12/2014	11,567	11,554	11,301	3.34
American Tire Distributors, Inc. (2) (3) (5)	Automotive	5.75	6/1/2018	6/12/2014	3,192	3,193	3,116	0.92
Anaren, Inc. (2) (3) (4)	Telecommunications	5.50	2/18/2021	2/18/2014	11,497	11,396	11,363	3.36
APX Group, Inc. (5) (8)	Consumer Services	6.38	12/1/2019	10/15/2014	10,000	9,688	9,575	2.83
Blue Bird Body Company (2) (3) (4) (8)	Transportation: Consumer	6.50	6/27/2020	7/22/2014	11,250	10,719	10,940	3.24
Brooks Equipment Company, LLC (2) (3) (4)	Construction & Building	6.75	8/29/2020	8/29/2014	7,890	7,826	7,766	2.30
Capstone Logistics Acquisition, Inc. (2) (3) (4)	Transportation: Cargo	5.50	10/7/2021	10/3/2014	19,950	19,757	19,477	5.76
Castle Management Borrower LLC (Highgate Hotels L.P.) (2) (3) (4) (9)	Hotel, Gaming & Leisure	5.50	9/18/2020	10/10/2014	8,778	8,693	8,610	2.55
Central Security Group, Inc. (2) (3) (4)	Consumer Services	6.25	10/6/2020	10/3/2014	25,000	24,638	24,780	7.33
Consolidated Aerospace Manufacturing, LLC. (2) (3) (4)	Aerospace & Defense	5.00	3/27/2020	2/28/2014	6,730	6,708	6,558	1.94
CRCI Holdings Inc. (CLEAResult Consulting, Inc.) (2) (3) (4)	Utilities: Electric	5.25	7/10/2019	7/29/2014	5,985	5,962	5,858	1.73
DTZ U.S. Borrower, LLC (2) (3) (4)	Construction & Building	5.50	11/5/2021	10/28/2014	10,500	10,347	10,290	3.04
EP Minerals, LLC (2) (3) (4)	Metals & Mining	5.50	8/20/2020	8/20/2014	10,474	10,426	10,298	3.04
FCX Holdings Corp. (2) (3) (4)	Capital Equipment	5.50	8/4/2020	8/4/2014	10,149	10,141	9,942	2.94
Genex Holdings, Inc. (2) (3) (4)	Banking, Finance, Insurance & Real Estate	5.25	5/30/2021	5/22/2014	4,286	4,268	4,227	1.25
Green Energy Partners/Stonewall LLC (2) (3) (5) (10)	Energy: Electricity	6.50	11/13/2021	11/12/2014	8,300	8,136	8,338	2.46
Hercules Achievement, Inc. (Varsity Brands Holding Co., Inc.) (2) (3) (5)	Durable Consumer Goods	6.00	12/11/2021	12/10/2014	20,000	19,803	19,820	5.86
Indra Holdings Corp. (Totes Isotoner) (2) (3) (5)	Non-durable Consumer Goods	5.25	5/1/2021	4/29/2014	14,925	14,790	14,701	4.35
Landslide Holdings, Inc. (LANDesk Software) (2) (3) (4)	Software	5.00	2/25/2020	2/25/2014	9,875	9,878	9,705	2.87
Meritas Schools Holdings, LLC (2) (3) (4)	Consumer Services	7.00	6/25/2019	6/21/2013	7,080	7,025	7,138	2.11
Miller Heiman, Inc. (2) (3) (4)	Business Services	6.75	9/30/2019	10/1/2013	19,719	19,479	19,338	5.72
MRI Software LLC (2) (3) (4)	Software	5.25	2/4/2021	1/31/2014	14,888	14,823	14,560	4.30
MSX International, Inc. (2) (3) (4)	Automotive	6.00	8/21/2020	8/18/2014	11,176	11,072	11,039	3.26
NES Global Talent Finance US LLC (United Kingdom) (2) (3) (4) (8)	Energy: Oil & Gas	6.50	10/3/2019	10/2/2013	12,188	11,988	12,188	3.60
Novetta, LLC (2) (3) (4)	Aerospace & Defense	6.00	10/2/2020	11/19/2014	12,220	12,112	12,017	3.55

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of December 31, 2014

(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)	Industry	Interest Rate	Maturity Date	Acquisition Date	Par Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
First Lien Debt (73.68%) (continued)
Pelican Products, Inc. (2) (3) (4)	Containers, Packaging & Glass	5.25%	4/11/2020	4/8/2014	$7,897	$7,915	$7,748	2.29%
Prowler Acquisition Corp. (Pipeline Supply and Service, LLC) (2) (3) (4)	Wholesale	5.50	1/28/2020	1/24/2014	11,024	10,933	10,764	3.18
PSC Industrial Holdings Corp (2) (3) (4)	Environmental Industries	7.00	12/5/2020	12/5/2014	12,000	11,884	11,820	3.50
QoL Meds, LLC (2) (3) (4)	Retail	5.50	7/15/2020	7/14/2014	12,988	12,929	12,757	3.77
RCHP, Inc. (Regionalcare) (2) (3) (4)	Healthcare & Pharmaceuticals	6.00	4/23/2019	4/21/2014	19,792	19,612	19,630	5.80
SolAero Technologies Corp. (2) (3) (4)	Telecommunications	5.75	12/10/2020	12/9/2014	11,250	11,150	10,936	3.23
Stafford Logistics, Inc. (Custom Ecology, Inc.) (2) (3) (4)	Environmental Industries	6.75	6/26/2019	7/1/2013	9,540	9,466	9,006	2.66
Sterling Infosystems, Inc (2) (3) (4)	Business Services	5.50	5/13/2021	5/12/2014	8,955	8,916	8,895	2.63
Synarc-Biocore Holdings, LLC (2) (3) (4)	Healthcare & Pharmaceuticals	5.50	3/10/2021	3/6/2014	13,399	13,280	12,953	3.83
Systems Maintenance Services Holding, Inc. (2) (3) (4)	High Tech Industries	5.00	10/18/2019	10/18/2013	2,215	2,208	2,170	0.64
TASC, Inc (2) (3) (5) (8)	Aerospace & Defense	7.00	5/23/2020	12/17/2014	20,000	19,200	19,600	5.79
The SI Organization, Inc. (2) (3) (4)	Aerospace & Defense	5.75	11/23/2019	5/16/2014	9,372	9,288	9,465	2.80
The Topps Company, Inc. (2) (3) (4)	Non-durable Consumer Goods	7.25	10/2/2018	10/1/2013	11,512	11,422	11,363	3.36
TruckPro, LLC (2) (3) (4)	Automotive	5.75	8/6/2018	8/6/2013	9,499	9,456	9,415	2.78
Violin Finco S.A.R.L. (Alexander Mann Solutions)
(United Kingdom) (2) (3) (4) (8)	Business Services	5.75	12/20/2019	12/18/2013	12,375	12,274	12,375	3.66
Vitera Healthcare Solutions, LLC (2) (3) (4)	Healthcare & Pharmaceuticals	6.00	11/4/2020	11/1/2013	9,533	9,453	9,462	2.80
Zest Holdings, LLC (2) (3) (4)	Durable Consumer Goods	5.25	8/16/2020	8/18/2014	12,344	12,344	12,099	3.58

First Lien Debt Total						$517,450	$514,787	152.19%

Second Lien Debt (15.44%)
AF Borrower LLC (Accuvant) (2) (3) (5)	High Tech Industries	10.00	1/28/2023	12/15/2014	8,000	7,921	7,839	2.32
Allied Security Holdings LLC (2) (3) (5)	Business Services	8.00	8/14/2021	9/25/2014	8,000	7,942	7,850	2.32
Ascensus Inc. (2) (3) (4)	Banking, Finance, Insurance & Real Estate	9.00	12/2/2020	12/2/2013	8,000	7,896	7,983	2.36
Berlin Packaging L.L.C. (2) (3) (5)	Containers, Packaging & Glass	7.75	10/1/2022	9/24/2014	9,200	9,132	9,062	2.68
Creganna Finance (US) LLC (Ireland) (2) (3) (5) (8)	Healthcare & Pharmaceuticals	9.00	6/1/2022	11/20/2014	9,900	9,804	9,402	2.78
Drew Marine Group Inc. (2) (3) (5)	Chemicals, Plastics & Rubber	8.00	5/19/2021	11/19/2013	12,500	12,475	11,720	3.46
Genex Holdings, Inc. (2) (3) (5)	Banking, Finance, Insurance & Real Estate	8.75	5/30/2022	5/22/2014	4,990	4,936	4,740	1.40
Institutional Shareholder Services Inc. (2) (3) (5)	Banking, Finance, Insurance & Real Estate	8.50	4/30/2022	4/30/2014	12,500	12,386	11,600	3.43
Jazz Acquisition, Inc. (Wencor) (2) (3) (5)	Aerospace & Defense	7.75	6/19/2022	6/25/2014	6,700	6,671	6,283	1.86
Landslide Holdings, Inc. (LANDesk Software) (2) (3) (5)	Software	8.25	2/25/2021	2/25/2014	3,500	3,477	3,335	0.99

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of December 31, 2014

(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)	Industry	Interest Rate	Maturity Date	Acquisition Date	Par Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
Second Lien Debt (15.44%) (continued)
Phillips-Medisize Corporation (2) (3) (5)	Chemicals, Plastics & Rubber	8.25%	6/16/2022	6/13/2014	$5,000	$4,954	$4,743	1.40%
Prowler Acquisition Corp. (Pipeline Supply and Service, LLC) (2) (3) (5)	Wholesale	9.50	7/28/2020	1/24/2014	3,000	2,947	2,816	0.83
Systems Maintenance Services Holding, Inc. (2) (3) (4)	High Tech Industries	9.25	10/18/2020	10/18/2013	6,000	5,953	5,830	1.72
TASC, Inc (5) (8)	Aerospace & Defense	12.00	5/23/2021	12/17/2014	6,000	5,880	6,060	1.79
Vitera Healthcare Solutions, LLC (2) (3) (5)	Healthcare & Pharmaceuticals	9.25	11/4/2021	11/1/2013	2,000	1,973	1,929	0.57
Watchfire Enterprises, Inc. (2) (3) (5)	Media: Advertising, Printing &Publishing	9.00	10/2/2021	10/2/2013	7,000	6,914	6,682	1.98

Second Lien Debt Total						$111,261	$107,874	31.89%

Investments—non-controlled/non-affiliated (1)	Industry	Maturity Date	Acquisition Date	Par Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
Structured Finance Obligations (10.88%) (5) (8) (11)
1776 CLO I, Ltd., Subordinated Notes	Structured Finance	5/8/2020	2/27/2014	$11,750	$10,106	$8,813	2.61%
AIMCO CLO, Series 2014-A, Class F, 5.47% (2)	Structured Finance	7/20/2026	5/12/2014	2,700	2,350	2,187	0.65
AIMCO CLO, Series 2014-A, Subordinated Notes	Structured Finance	7/20/2026	5/12/2014	11,500	9,732	9,832	2.91
Ares XXVIII CLO Ltd., Subordinated Notes	Structured Finance	10/17/2024	10/10/2013	7,000	5,242	5,278	1.56
Babson CLO Ltd. 2005-I, Subordinated Notes	Structured Finance	4/15/2019	7/16/2013	7,632	432	161	0.05
Blackrock Senior Income Series V, Limited, Subordinated Notes (Ireland)	Structured Finance	8/13/2019	3/11/2014	4,600	2,592	2,521	0.75
CIFC Funding 2007-III, Ltd., Income Notes	Structured Finance	7/26/2021	5/20/2014	6,500	3,525	3,510	1.04
Clydesdale CLO 2005, Ltd., Subordinated Notes	Structured Finance	12/6/2017	7/15/2013	5,750	—	10	0.00
Flagship VII Limited, Subordinated Notes	Structured Finance	1/20/2026	12/18/2013	7,000	5,823	5,628	1.66
GoldenTree Loan Opportunities V, Limited, Subordinated Notes	Structured Finance	10/18/2021	10/11/2013	5,000	3,136	2,920	0.86
ING Investment Management CLO IV, Ltd., Preferred Shares	Structured Finance	6/14/2022	5/7/2014	8,925	5,327	5,690	1.68
ING IM CLO 2012-1 LLC, Preferred Shares	Structured Finance	3/14/2022	12/5/2014	3,500	2,367	2,494	0.74
ING IM CLO 2012-1 LLC, Subordinated Notes	Structured Finance	3/14/2022	12/5/2014	2,500	1,691	1,781	0.53
Landmark VIII, CLO Ltd., Income Notes	Structured Finance	10/19/2020	10/22/2013	8,600	3,603	3,337	0.99
MSIM Peconic Bay, Ltd., Subordinated Notes	Structured Finance	7/20/2019	10/22/2013	4,500	1,210	1,018	0.30
Nautique Funding Ltd., Income Notes	Structured Finance	4/15/2020	2/24/2014	5,000	2,991	2,980	0.88
Pacifica CDO V, Ltd., Subordinated Notes	Structured Finance	1/26/2020	3/28/2014	4,700	87	70	0.02
Steele Creek CLO 2014-I, LLC, Subordinated Notes	Structured Finance	8/21/2026	7/18/2014	18,000	15,030	14,040	4.15
Venture VI CDO Limited, Preference Shares	Structured Finance	8/3/2020	4/17/2014	7,000	3,746	3,731	1.09

Structured Finance Obligations Total					$78,990	$76,001	22.47%

Total Investments—non-controlled/non-affiliated					$707,701	$698,662	206.55%

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of December 31, 2014

(dollar amounts in thousands)

(1)	Unless otherwise indicated, issuers of debt investments of GMS Finance are domiciled in the United States and issuers of structured finance obligations are domiciled in the Cayman Islands. Under the Investment Company Act, the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of December 31, 2014, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2014, the Company is not an “affiliated person” of any portfolio company.
(2)	Variable rate loans to the portfolio companies and variable rate notes of structured finance obligations bear interest at a rate that may be determined by reference to either LIBOR or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), which generally resets quarterly. For each such loan and note, the Company has provided the interest rate in effect as of December 31, 2014.
(3)	Loan includes interest rate floor feature.
(4)	These assets are owned by the Borrower Sub. The Borrower Sub has the Revolving Credit Facility. The lenders of the Revolving Credit Facility have a first lien security interest in substantially all of the assets of the Borrower Sub (see Note 5, Borrowings) and such assets are assets of the Borrower Sub to satisfy obligations of the Borrower Sub under the Revolving Credit Facility and are not available to creditors of the Company.
(5)	These assets are owned by the Company. The Company has the Facility, which was subsequently amended on the First Facility Amendment Effective Date. The lenders of the Facility have a perfected first-priority security interest in substantially all of the portfolio investments held by the Company. The lenders of the Facility also have a perfected first-priority security interest in the unfunded investor equity capital commitments (provided that the amount of unfunded capital commitments ultimately available to the lenders is limited to $100,000) and such security interest will be released once the Company receives equity capital contributions in an amount equal to $100,000 subsequent to the First Facility Amendment Effective Date (see Note 5, Borrowings).
(6)	Amortized cost represents original cost, including origination fees, adjusted for the accretion/amortization of discounts/premiums, as applicable, on debt investments using the effective interest method. Equity tranche structured finance obligations are recorded at amortized cost using an effective interest method.
(7)	Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (Notes 2 and 3), pursuant to the Company’s valuation policies.
(8)	The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(9)	Castle Management Borrower LLC (Highgate Hotels L.P.) has an undrawn delayed draw term loan of $1,200 par value at LIBOR + 4.50%, 1.00% floor. An unused rate of 1.00% is charged on the principal while undrawn. The delayed draw term loan is owned by the Company.
(10)	Green Energy Partners/Stonewall LLC has an undrawn delayed draw term loan of $8,300 par value at LIBOR + 5.50%, 1.00% floor. An unused rate of 3.00% is charged on the principal while undrawn.
(11)	As of December 31, 2014, the Company has a greater than 25% but less than 50% equity or subordinated notes ownership interest in certain structured finance obligations. These investments have governing documents that preclude the Company from controlling management of the entity and therefore the Company has determined that the issuer of the investment is not a controlled affiliate or a non-controlled affiliate because the investments are not “voting securities”.

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

June 30, 2015

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

GMS Finance’s investment objective is to generate current income and capital appreciation primarily through debt investments in U.S. middle market companies, which the Company defines as companies with approximately $10 million to $100 million of earnings before interest, taxes, depreciation and amortization (“EBITDA”). GMS Finance seeks to achieve its investment objective by investing primarily in first lien senior secured loans (which may include stand-alone first lien loans; “last out” first lien loans, which are loans that have a secondary priority behind “first out” first lien loans; “unitranche” loans, which are loans that combine features of first lien, second lien or subordinated loans, generally in a first lien position; and secured corporate bonds with similar features to these categories of first lien loans) and second lien senior secured loans (which may include senior secured loans, and, to a lesser extent, secured corporate bonds, with a secondary priority behind first lien loans) (collectively, “Middle Market Senior Loans”). The Middle Market Senior Loans are generally made to private U.S. middle market companies that are, in many cases, controlled by private equity firms. Depending on market conditions, GMS Finance expects that between 70% and 80% of the value of its assets will be invested in Middle Market Senior Loans, with the balance invested in higher-yielding investments, which may include middle market junior loans such as corporate mezzanine loans, equity co-investments, broadly syndicated first lien and second lien senior secured loans, high-yield bonds, structured finance obligations and/or other opportunistic investments. GMS Finance expects that the composition of its portfolio will change over time given Carlyle GMS Investment Management L.L.C.’s (the “Investment Adviser”) view on, among other things, the economic and credit environment (including with respect to interest rates) in which the Company is operating.

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

On June 26, 2015, the Company completed a $400 million term debt securitization (the “2015-1 Debt Securitization”). The notes offered in the 2015-1 Debt Securitization (the “2015-1 Notes”) were issued by Carlyle GMS Finance MM CLO 2015-1 LLC (the “2015-1 Issuer”), a wholly-owned and consolidated subsidiary of the Company, and are secured by a diversified portfolio consisting primarily of first and second lien senior secured loans. Refer to Note 6 for details. The 2015-1 Issuer is consolidated in these consolidated financial statements commencing from the date of its formation, May 8, 2015.

GMS Finance is externally managed by the Investment Adviser, an investment adviser registered under the Investment Advisers Act of 1940, as amended. Carlyle GMS Finance Administration L.L.C. (the “Administrator”) provides the administrative services necessary for GMS Finance to operate. Both the Investment Adviser and the Administrator are wholly-owned subsidiaries of Carlyle Investment Management L.L.C., a subsidiary of The Carlyle Group L.P. “Carlyle” refers to The Carlyle Group L.P., its affiliates and its consolidated subsidiaries, a global alternative asset manager publicly traded on NASDAQ Global Select Market under the symbol “CG”. Refer to the sec.gov website for further information on Carlyle.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“US GAAP”). The Company is an investment company for the purposes of accounting and financial reporting in accordance with Accounting Standards Update (“ASU”) 2013-08, Financial Services—Investment Companies (“ASU 2013-08”): Amendments to the Scope, Measurement and Disclosure Requirements. The consolidated financial statements include the accounts of GMS Finance and its wholly-owned subsidiaries, the Borrower Sub and the 2015-1 Issuer. All significant intercompany balances and transactions have been eliminated. US GAAP for an investment company requires investments to be recorded at fair value. The carrying value for all other assets and liabilities approximates their fair value.

The interim financial statements have been prepared in accordance with US GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with US GAAP are omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of consolidated financial statements for the interim period presented have been included. These adjustments are of a normal, recurring nature. This Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2014. The results of operations for the three month and six month periods ended June 30, 2015 are not necessarily indicative of the operating results to be expected for the full year.

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

Investments

Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment using the specific identification method without regard to unrealized appreciation or depreciation previously recognized, and includes investments charged off during the period, net of recoveries. Net change in unrealized appreciation or depreciation on investments as presented in the accompanying Consolidated Statements of Operations reflects the net change in the fair value of investments, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized. See Note 3 for further information about fair value measurements.

Cash

Cash consists of demand deposits. The Company’s cash is held with two large financial institutions and cash held in such financial institutions may, at times, exceed the Federal Deposit Insurance Corporation insured limit.

Revenue Recognition

Interest from Investments and Realized Gain/Loss on Investments

Interest income is recorded on an accrual basis and includes the accretion of discounts and amortization of premiums. Discounts from and premiums to par value on debt securities purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost, including origination fees, adjusted for the accretion of discounts and amortization of premiums, if any. At time of exit, the realized gain or loss on an investment is the difference between the amortized cost at time of exit and the cash received at exit using the specific identification method.

The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. As of June 30, 2015 and December 31, 2014 and for the three month and six month periods ended June 30, 2015 and 2014, no loans in the portfolio contained PIK provisions.

Interest income from investments in the “equity” class of collateralized loan obligation (“CLO”) funds, which are included in “structured finance obligations”, is recorded based upon an estimation of an effective yield to expected maturity utilizing assumed cash flows in accordance with ASC 325-40, Beneficial Interests in Securitized Financials Assets. We monitor the expected cash inflows from our CLO equity investments, including the expected residual payments and the effective yield is determined and updated at least quarterly. In estimating these cash flows, there are a number of assumptions that are subject to uncertainties, including the amount and timing of principal payments which are impacted by prepayments, repurchases, defaults, delinquencies and liquidations of or within the CLO funds. These uncertainties are difficult to predict and are subject to future events that could have impacted the Company’s estimates if the information was known at the time. As a result, actual results may differ significantly from these estimates. Interest income from investments in the notes of CLO funds, which are also included in “structured finance obligations”, is recorded on an accrual basis.

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

Non-Accrual Income

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid current and, in management’s judgment, are likely to remain current. Management may not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2015 and December 31, 2014, and for the three month and six month periods ended June 30, 2015 and 2014, no loans in the portfolio were on non-accrual status.

Revolving Credit Facility, Facility and 2015-1 Notes Related Costs, Expenses and Deferred Financing Costs (See Note 5, Borrowings, and Note 6, 2015-1 Notes)

Interest expense and unused commitment fees on the Revolving Credit Facility and Facility are recorded on an accrual basis. Unused commitment fees are included in credit facility fees in the accompanying Consolidated Statements of Operations.

The Revolving Credit Facility and Facility are recorded at carrying value, which approximates fair value.

Deferred financing costs include capitalized expenses related to the closing of the Revolving Credit Facility and Facility. Amortization of deferred financing costs for each credit facility is computed on the straight-line basis over the respective term of each credit facility, except for a portion that was accelerated in connection with the amendment of the Revolving Credit Facility as described in Note 5. The amortization of such costs is included in credit facility fees in the accompanying Consolidated Statements of Operations.

Deferred financing costs also include capitalized expenses including structuring and arrangement fees related to the offering of the 2015-1 Notes. Amortization of deferred financing costs for the 2015-1 Notes is computed on the effective yield method over the term of 2015-1 Notes. The amortization of such costs is included in interest expense in the accompanying Consolidated Statements of Operations.

Organization and Offering Costs

The Company agreed to reimburse the Investment Adviser for initial organization and offering costs incurred on behalf of GMS Finance up to $1,500. As of June 30, 2015 and December 31, 2014, $1,500 of organization and offering costs had been incurred by GMS Finance and $57 of excess organization and offering costs had been incurred by the Investment Adviser. The $1,500 of incurred organization and offering costs are allocated to all stockholders based on their respective capital commitment and are re-allocated amongst all stockholders at the time of each capital drawdown subsequent to the Initial Closing. The Company’s organization costs incurred are expensed and the offering costs are charged against equity when incurred.

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

The Borrower Sub and the 2015-1 Issuer are disregarded entities for tax purposes and are consolidated with the tax return of GMS Finance.

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

Recent Accounting Standards Updates

On April 7, 2015, the Financial Accounting Standards Board issued ASU 2015-3, Interest—Imputation of Interest (Subtopic 835-30—Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-3”). ASU 2015-3 requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts and premiums. This guidance is effective for the Company on January 1, 2016 and the ASU requires the guidance to be applied on a retrospective basis. This guidance is not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

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

Securities/instruments that are illiquid or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of the Investment Adviser or GMS Finance’s Board of Directors, does not represent fair value shall each be valued as of the measurement date using all techniques appropriate under the circumstances and for which sufficient data is available. These valuation techniques may vary by investment and include comparable public market valuations, comparable precedent transaction valuations and/or discounted cash flow analyses. The process generally used to determine the applicable value is as follows: (i) the value of each portfolio company or investment is initially reviewed by the investment professionals responsible for such portfolio company or investment and, for non-traded investments, a standardized template designed to approximate fair market value based on observable market inputs, updated credit statistics and unobservable inputs is used to determine a preliminary value, which is also reviewed alongside consensus pricing, where available; (ii) preliminary valuation conclusions are documented and reviewed by a valuation committee comprised of members of senior management; (iii) the Board of Directors engages a third-party valuation firm to provide positive assurance on portions of the Middle Market Senior Loans and equity investments portfolio each quarter (such that each non-traded investment is reviewed by a third-party valuation firm at least once on a rolling twelve month basis) including a review of management’s preliminary valuation and conclusion on fair value; (iv) the Audit Committee of the Board of Directors (the “Audit

Committee”) reviews the assessments of the Investment Adviser and the third-party valuation firm and provides the Board of Directors with any recommendations with respect to changes to the fair value of each investment in the portfolio; and (v) the Board of Directors discusses the valuation recommendations of the Audit Committee and determines the fair value of each investment in the portfolio in good faith based on the input of the Investment Adviser and, where applicable, the third-party valuation firm.

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

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of June 30, 2015 and December 31, 2014.

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

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the three month and six month periods ended June 30, 2015 and 2014, there were no transfers between levels.

The following tables summarize the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of June 30, 2015 and December 31, 2014:

	June 30, 2015
	Level I	Level II	Level III	Total
Assets
First Lien Debt	$—	$9,700	$651,606	$661,306
Second Lien Debt	—	—	177,811	177,811
Structured Finance Obligations	—	—	71,170	71,170
Equity Investments	—	—	2,215	2,215

Total	$—	$9,700	$902,802	$912,502

	December 31, 2014
	Level I	Level II	Level III	Total
Assets
First Lien Debt	$—	$9,575	$505,212	$514,787
Second Lien Debt	—	—	107,874	107,874
Structured Finance Obligations	—	—	76,001	76,001

Total	$—	$9,575	$689,087	$698,662

The changes in the Company’s investments at fair value for which the Company has used Level III inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level III investments still held are as follows:

		Financial Assets For the three month period ended June 30, 2015
	First Lien Debt	Second Lien Debt	Structured Finance Obligations	Equity Investments	Total
Balance, beginning of period	$582,393	$118,198	$78,131	$—	$778,722
Purchases	167,679	58,419	2,240	2,215	230,553
Sales	(9,857)	—	(5,110)	—	(14,967)
Paydowns	(90,728)	—	(3,192)	—	(93,920)
Accretion of discount	840	36	5	—	881
Net realized gains (losses)	205	—	388	—	593
Net change in unrealized appreciation (depreciation)	1,074	1,158	(1,292)	—	940

Balance, end of period	$651,606	$177,811	$71,170	$2,215	$902,802

Net change in unrealized appreciation (depreciation) included in earnings related to investments still held as of June 30, 2015 included in net change in unrealized appreciation (depreciation) on investments non-controlled/non-affiliated on the Consolidated Statements of Operations	$579	$1,158	$(1,252)	$—	$485

	Financial Assets For the three month period ended June 30, 2014
	First Lien Debt	Second Lien Debt	Structured Finance Obligations	Total
Balance, beginning of period	$223,959	$46,575	$47,811	$318,345
Purchases	80,968	30,939	29,437	141,344
Sales	—	(4,050)	—	(4,050)
Paydowns	(32,234)	(3,570)	(1,664)	(37,468)
Accretion of discount	308	76	—	384
Net realized gains (losses)	—	120	25	145
Net change in unrealized appreciation (depreciation)	898	1,048	(2,035)	(89)

Balance, end of period	$273,899	$71,138	$73,574	$418,611

Net change in unrealized appreciation (depreciation) included in earnings related to investments still held as of June 30, 2014 included in net change in unrealized appreciation (depreciation) on investments non-controlled/non-affiliated on the Consolidated Statements of Operations	$860	$1,022	$(2,035)	$(153)

		Financial Assets For the six month period ended June 30, 2015
	First Lien Debt	Second Lien Debt	Structured Finance Obligations	Equity Investments	Total
Balance, beginning of period	$505,212	$107,874	$76,001	$—	$689,087
Purchases	253,976	68,272	10,059	2,215	334,522
Sales	(9,857)	—	(8,421)	—	(18,278)
Paydowns	(103,076)	—	(5,129)	—	(108,205)
Accretion of discount	1,117	61	10	—	1,188
Net realized gains (losses)	207	—	122	—	329
Net change in unrealized appreciation (depreciation)	4,027	1,604	(1,472)	—	4,159

Balance, end of period	$651,606	$177,811	$71,170	$2,215	$902,802

Net change in unrealized appreciation (depreciation) included in earnings related to investments still held as of June 30, 2015 included in net change in unrealized appreciation (depreciation) on investments non-controlled/non-affiliated on the Consolidated Statements of Operations	$3,436	$1,604	$(1,755)	$—	$3,285

	Financial Assets For the six month period ended June 30, 2014
	First Lien Debt	Second Lien Debt	Structured Finance Obligations	Total
Balance, beginning of period	$141,676	$39,767	$31,364	$212,807
Purchases	170,216	37,353	51,951	259,520
Sales	—	(4,050)	(3,125)	(7,175)
Paydowns	(39,742)	(3,570)	(4,780)	(48,092)
Accretion of discount	432	86	—	518
Net realized gains (losses)	—	120	71	191
Net change in unrealized appreciation (depreciation)	1,317	1,432	(1,907)	842

Balance, end of period	$273,899	$71,138	$73,574	$418,611

Net change in unrealized appreciation (depreciation) included in earnings related to investments still held as of June 30, 2014 included in net change in unrealized appreciation (depreciation) on investments non-controlled/non-affiliated on the Consolidated Statements of Operations	$1,378	$1,406	$(1,903)	$881

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

Investments in equities are generally valued using a market approach and/or an income approach. The market approach utilizes EBITDA multiples of publicly traded comparable companies and available precedent sales transactions of comparable companies. The income approach typically uses a discounted cash flow analysis of the portfolio company.

The following tables summarize the quantitative information related to the significant unobservable inputs for Level III instruments which are carried at fair value as of June 30, 2015 and December 31, 2014:

	Fair Value as of June 30, 2015	Valuation Techniques	Significant Unobservable Inputs	Range				Weighted Average
				Low		High
Investments in First Lien Debt	$551,529	Discounted Cash Flow	Discount Rate	5.40%		10.90%		6.88%
	100,077	Consensus Pricing	Indicative Quotes	99.13		100.94		100.05

Total First Lien Debt	651,606

Investments in Second Lien Debt	119,010	Discounted Cash Flow	Discount Rate	9.26%		15.18%		10.12%
	58,801	Consensus Pricing	Indicative Quotes	96.50		104.38		100.11

Total Second Lien Debt	177,811

Investments in Structured Finance Obligations	68,802	Discounted Cash Flow	Discount Rate	14.60%		22.70%		17.01%
			Default Rate	0.19		1.26		0.77
			Prepayment Rate	17.01		32.00		21.19
			Recovery Rate	68.59		75.00		73.92
	2,368	Consensus Pricing	Indicative Quotes	0.18		80.50		74.06

Total Structured Finance Obligations	71,170

Investments in Equity	2,215	Income Approach	Discount Rate	9.70%		10.44%		10.20%
		Market Approach	Comparable Multiple	10.56	x	11.09	x	10.92	x

Total Equity Investments	2,215

Total Level III Investments	$902,802

	Fair Value as of December 31, 2014	Valuation Techniques	Significant Unobservable Inputs	Range		Weighted Average
				Low	High
Investments in First Lien Debt	$469,796	Discounted Cash Flow	Discount Rate	5.23%	9.02%	6.33%
	35,416	Consensus Pricing	Indicative Quotes	98.50	99.33	98.71

Total First Lien Debt	505,212

Investments in Second Lien Debt	84,902	Discounted Cash Flow	Discount Rate	9.15%	11.32%	10.05%
	22,972	Consensus Pricing	Indicative Quotes	98.13	101.00	99.03

Total Second Lien Debt	107,874

Investments in Structured Finance Obligations	59,533	Discounted Cash Flow	Discount Rate	12.65%	15.80%	13.87%
			Default Rate	—	1.32	0.60
			Prepayment Rate	18.78	32.50	25.41
			Recovery Rate	67.54	75.00	73.28
	16,468	Consensus Pricing	Indicative Quotes	0.18	81.00	77.28

Total Structured Finance Obligations	76,001

Total Level III Investments	$689,087

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

The significant unobservable inputs used in the fair value measurement of the Company’s investments in equities are discount rates and comparable EBITDA multiples. Significant increases in discount rates would result in a significantly lower fair value measurement. Significant decreases in comparable EBITDA multiples would result in a significantly lower fair value measurement.

Financial instruments disclosed but not carried at fair value

The following table presents the carrying value and fair value of the Company’s secured borrowings and 2015-1 Notes disclosed but not carried at fair value as of June 30, 2015 and December 31, 2014.

	June 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured borrowings	$134,958	$134,958	$308,441	$308,441
2015-1 Notes	273,000	273,000	—	—

Total	$407,958	$407,958	$308,441	$308,441

The carrying values of the secured borrowings and 2015-1 Notes approximate their respective fair values and are categorized as Level III within the hierarchy. Secured borrowings and 2015-1 Notes are valued generally using discounted cash flow analysis. The significant unobservable inputs used in the fair value measurement of the Company’s secured borrowings are discount rates. Significant increases in discount rates would result in a significantly lower fair value measurement. The significant unobservable inputs used in the fair value measurement of the Company’s 2015-1 Notes are discount rates, default rates, prepayment rates and recovery rates. Significant increases in discount rates, default rates or prepayment rates in isolation would result in a significantly lower fair value measurement, while a significant increase in recovery rates in isolation would result in a significantly higher fair value.

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

Prior to a Qualified IPO, the base management fee is calculated and payable quarterly in arrears at an annual rate of 1.50% of the average daily gross assets of the Company for the period adjusted for share issuances or repurchases, excluding any cash and cash equivalents and including assets acquired with leverage from use of the Revolving Credit Facility and Facility and 2015-1 Notes (see Note 5, Borrowings, and Note 6, 2015-1 Notes). For purposes of this calculation, cash and cash equivalents include any temporary investments in cash-equivalents, U.S. government securities and other high quality investment grade debt investments that mature in 12 months or less from the date of investment. Base management fees for any partial quarter are prorated. The Investment Adviser contractually waived one-third (0.50%) of the base management fee prior to a Qualified IPO. The fee waiver will terminate if and when a Qualified IPO has been consummated.

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

Prior to a Qualified IPO and subject to the receipt of any necessary regulatory approvals, the Company’s Investment Adviser intends to make (or require individual employees or entities in which employees own an interest to make) capital commitments to purchase shares of the Company’s common stock in an amount equal to approximately 25% of each installment of the net after tax incentive fee that the Investment Adviser receives from the Company. For the three month and six month periods ended June 30, 2015, incentive fee paid on pre-incentive fee net investment income resulted in new commitments of $274 by the Investment Adviser related to the after tax incentive. For the three month and six month periods ended June 30, 2014, there was no incentive fee paid on pre-incentive fee net investment income or realized capital gains, therefore, no commitments were made and no shares were issued to the Investment Adviser related to the after tax incentive.

For the three month and six month periods ended June 30, 2015, base management fees were $2,054 and $3,869, respectively (net of waiver of $1,026 and $1,934, respectively), incentive fees related to pre-incentive fee net investment income were $1,986 and $3,606, respectively, and there were no incentive fees related to realized capital gains. For the three month and six month periods ended June 30, 2014, base management fees were $970 and $1,631, respectively (net of waiver of $485 and $815, respectively), incentive fees related to pre-incentive fee net investment income were $1,137 and $1,933, respectively, and there were no incentive fees related to realized capital gains. For the three month and six month periods ended June 30, 2015, the Company recorded an accrued capital gains incentive fee of $0 and $0, respectively, based upon the cumulative net realized and unrealized appreciation/ (depreciation) as of June 30, 2015. For the three month and six month periods ended June 30, 2014, the Company recorded an accrued capital gains incentive fee of $12 and $156, respectively, based upon the cumulative net realized and unrealized appreciation/ (depreciation) as of June 30, 2014.The accrual for any capital gains incentive fee under US GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual.

As of June 30, 2015 and December 31, 2014, $5,916 and $6,319, respectively, was included in base management and incentive fees payable in the accompanying Consolidated Statements of Assets and Liabilities.

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

For the three month and six month periods ended June 30, 2015, GMS Finance incurred $188 and $300, respectively, and for the three month and six month periods ended June 30, 2014, GMS Finance incurred $218 and $475, respectively in fees under the Administrative Agreement, which were included in administrative service fees in the accompanying Consolidated Statements of Operations. As of June 30, 2015 and December 31, 2014, $120 and $91, respectively, was unpaid and included in administrative service fees payable in the accompanying Consolidated Statements of Assets and Liabilities.

Sub-Administration Agreements

On April 3, 2013, the Administrator entered into sub-administration agreements with Carlyle Employee Co. and CELF Advisors LLP. Pursuant to the agreements, Carlyle Employee Co. and CELF Advisors LLP provide the Administrator with access to personnel.

On April 3, 2013, the Administrator entered into a sub-administration agreement with State Street Bank and Trust Company (as amended, the “Sub-Administration Agreement”). On March 11, 2015, the Company’s Board of Directors, including a majority of the Independent Directors, approved an amendment to the Sub-Administration Agreement. As amended, effective as of April 1, 2015, the initial term of the Sub-Administration Agreement ends on April 1, 2017 and, unless terminated earlier, the Sub-Administration Agreement will renew automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (i) the vote of the Board of Directors or by the vote of a majority of the outstanding voting securities of the Company and (ii) the vote of a majority of the Company’s Independent Directors. The Sub-Administration Agreement may be terminated upon at least 60 days’ written notice and without penalty by the vote of a majority of the outstanding securities of the Company, or by the vote of the Board of Directors or by either party to the Sub-Administration Agreement.

For the three month and six month periods ended June 30, 2015, fees incurred in connection with the Sub-Administration Agreement, which amounted to $128 and $219, respectively, were included in other general and administrative in the accompanying Consolidated Statements of Operations. For the three month and six month periods ended June 30, 2014, fees incurred in connection with the Sub-Administration Agreement, which amounted to $50 and $80, respectively, were included in other general and administrative in the accompanying Consolidated Statements of Operations. As of June 30, 2015 and December 31, 2014, $127 and $80, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.

Placement Fees

On April 3, 2013, the Company entered into a placement fee arrangement with TCG Securities, L.L.C. (“TCG”), a licensed broker-dealer and an affiliate of the Investment Adviser, which may require stockholders to pay a placement fee to TCG for TCG’s services.

For the three month and six month periods ended June 30, 2015, TCG earned placement fees of $1 and $2, respectively, from GMS Finance stockholders in connection with the issuance or sale of the Company’s common stock. For the three month and six month periods ended June 30, 2014, TCG did not earn or receive any placement fees from GMS Finance stockholders in connection with the issuance or sale of the Company’s common stock.

Board of Directors

GMS Finance’s Board of Directors currently consists of seven members, four of whom are Independent Directors. On April 3, 2013, the Board of Directors also established an Audit Committee consisting of its Independent Directors, and may establish additional committees in the future. For the three month and six month periods ended June 30, 2015, GMS Finance incurred $106 and $207, respectively, and for the three month and six month periods ended June 30, 2014, GMS Finance incurred $103 and $185, respectively, in fees and expenses associated with its Independent Directors and Audit Committee. As of June 30, 2015 and December 31, 2014, $2

and $5, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities. As of June 30, 2015 and December 31, 2014, certain current directors had committed $1,541 and $1,500, respectively, in capital commitments to the Company.

5. BORROWINGS

In accordance with the Investment Company Act, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 200% after such borrowing. As of June 30, 2015 and December 31, 2014, asset coverage was 225.17%, including the 2015-1 Notes, and 209.67%, respectively. During the six month period ended June 30, 2015, there were net secured borrowings of $223,700 under the Revolving Credit Facility and Facility and net repayments of $397,183 under the Revolving Credit Facility and Facility. During the six month period ended June 30, 2014, there were net repayments of $7,082 under the Revolving Credit Facility and secured borrowings of $94,000 under the Facility. As of June 30, 2015 and December 31, 2014, there was $134,958 and $308,441, respectively, in secured borrowings outstanding.

Revolving Credit Facility

The Borrower Sub closed on May 24, 2013 on the Revolving Credit Facility, which was subsequently amended on June 30, 2014 (“First Amendment”) and further amended on June 19, 2015 (“Second Amendment”). The Second Amendment, among other things (a) provided for the distribution of loan assets to the Company in connection with the 2015-1 Debt Securitization, (b) extended the scheduled commitment termination date from May 24, 2017 to May 24, 2018, (c) extended the scheduled final maturity date from May 22, 2020 to May 22, 2021, (d) increased the per annum drawn margin from 1.85% to 1.90%, (e) changed the unused margin schedule and (f) modified certain other tests, restrictions and requirements set forth in the Revolving Credit Facility. The size and other material terms of the Revolving Credit Facility were unchanged.

Advances under the Revolving Credit Facility first became available once the Borrower Sub held at least $30,000 of minimum equity in its assets. The Revolving Credit Facility provides for secured borrowings during the applicable revolving period up to an amount equal to the lesser of $400,000, the borrowing base as calculated pursuant to the terms of the Revolving Credit Facility, and the amount of net cash proceeds and unpledged capital commitments the Company has received with an accordion feature that can, subject to certain conditions, increase the aggregate maximum credit commitment up to an amount not to exceed $750,000, subject to restrictions imposed on borrowings under the Investment Company Act and certain restrictions and conditions set forth in the Revolving Credit Facility, including adequate collateral to support such borrowings. The Revolving Credit Facility has a revolving period through May 24, 2018 and a maturity date of May 22, 2021. Borrowings under the Revolving Credit Facility bear interest initially at the applicable commercial paper rate (if the lender is a conduit lender) or LIBOR (or, if applicable, a rate based on the prime rate or federal funds rate) plus 1.90% per year during the revolving period, with pre-determined future interest rate increases of 1.00%-1.85% over the three years following the end of the revolving period. The Borrower Sub is also required to pay an undrawn commitment fee of between 0.25% and 0.75% per year depending on the usage of the Revolving Credit Facility. Payments under the Revolving Credit Facility are made quarterly. The lenders have a first lien security interest on substantially all of the assets of the Borrower Sub.

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

As of June 30, 2015 and December 31, 2014, the Borrower Sub was in compliance with all covenants and other requirements of the Revolving Credit Facility.

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

Subject to certain exceptions, the Facility is secured by a perfected first-priority security interest in substantially all of the portfolio investments held by the Company and the Company’s unfunded investor equity capital commitments (provided that the amount of unfunded capital commitments ultimately available to the lenders is limited to $100,000). The pledge of unfunded investor equity capital commitments was subject to release once $100,000 of incremental capital had been called and received by the Company subsequent to the First Facility Amendment Effective Date. Such capital call commitment had not been satisfied as of December 31, 2014. The pledge of unfunded investor equity capital commitments had been released as of June 30, 2015. The Facility includes customary covenants, including certain financial covenants related to asset coverage, shareholders’ equity and liquidity, certain limitations on the incurrence of additional indebtedness and liens, and other maintenance covenants, as well as usual and customary events of default for senior secured revolving credit facilities of this nature.

As of June 31, 2015 and December 31, 2014, the Company was in compliance with all covenants and other requirements of the Facility.

Summary of Facilities

The facilities of the Company and the Borrower Sub consisted of the following as of June 30, 2015 and December 31, 2014:

	June 30, 2015
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Revolving Credit Facility	$400,000	$103,958	$296,042	$21,591
Facility	150,000	31,000	119,000	119,000

Total	$550,000	$134,958	$415,042	$140,591

	December 31, 2014
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Revolving Credit Facility	$400,000	$246,441	$153,559	$10,557
Facility	150,000	62,000	88,000	58,623

Total	$550,000	$308,441	$241,559	$69,180

(1)	The unused portion is the amount upon which commitment fees are based.
(2)	Available for borrowing based on the computation of collateral to support the borrowings.

As of June 30, 2015 and December 31, 2014, $1,282 and $1,025, respectively, of interest expense, $80 and $139, respectively, of unused commitment fees, and $26 and $28, respectively, of other fees were included in interest and credit facility fees payable related to the facilities. For the three month and six month periods ended June 30, 2015, the weighted average interest rate was 2.22% and 2.20%, respectively, and average principal debt outstanding was $363,649 and $345,319, respectively. For the three month and six month periods ended June 30, 2014, the weighted average interest rate was 2.13% and 2.12%, respectively, and average principal debt outstanding was $117,699 and $92,401, respectively. As of June 30, 2015 and December 31, 2014, the interest rate was 2.20% and 2.17%, respectively, based on floating LIBOR rates.

For the three month and six month periods ended June 30, 2015 and 2014, the components of interest expense and credit facility fees related to the facilities were as follows:

	For the three month periods ended		For the six month periods ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Interest expense	$2,041	$634	$3,821	$983
Facility unused commitment fee	132	372	302	658
Amortization of deferred financing costs	281	1,128	513	1,347
Other fees	30	26	56	51

Total interest expense and credit facility fees	$2,484	$2,160	$4,692	$3,039

Cash paid for interest expense	$2,112	$510	$3,562	$795

6. 2015-1 Notes

On June 26, 2015, the Company completed the 2015-1 Debt Securitization. The 2015-1 Notes were issued by the 2015-1 Issuer, a wholly-owned and consolidated subsidiary of the Company, and are secured by a diversified portfolio consisting primarily of first and second lien senior secured loans. The 2015-1 Debt Securitization was executed through a private placement of the 2015-1 Notes, consisting of $160 million of Aaa/AAA Class A-1A Notes which bear interest at the three-month London Interbank Offered Rate (“LIBOR”), plus 1.85%; $40 million of Aaa/AAA Class A-1B Notes which bear interest at the three-month LIBOR plus 1.75% for first 24 months and the three-month LIBOR plus 2.05% thereafter; $27 million of Aaa/AAA Class A-1C Notes which bear interest at 3.75% and $46 million of Aa2 Class A-2 Notes which bear interest at the three-month LIBOR plus 2.70%. The 2015-1 Notes were issued at par and are scheduled to mature on July 15, 2027. The Company received 100% of the preferred interests (the “Preferred Interests”) issued by the 2015-1 Issuer on the closing date of the 2015-1 Debt Securitization in exchange for the Company’s contribution to the Issuer of the initial closing date loan portfolio. The Preferred Interests do not bear interest and had a nominal value of $125.9 million at closing. In connection with the contribution, the Company has made customary representations, warranties and covenants to the 2015-1 Issuer in the purchase agreement. The Class A-1A, Class A-1B and Class A-1C and Class A-2 Notes are included in the June 30, 2015 consolidated financial statements. The Preferred Interests were eliminated in consolidation.

On the closing date of the 2015-1 Debt Securitization, the 2015-1 Issuer effected a one-time distribution to the Company of a substantial portion of the proceeds of the private placement of the 2015-1 Notes, net of expenses, which distribution was used to repay a portion of the certain amounts outstanding under the Revolving Credit Facility and the Facility. As part of the 2015-1 Debt Securitization, certain first and second lien senior secured loans were distributed by the Borrower Sub to the Company pursuant to a distribution and contribution agreement. The Company contributed the loans that comprised the initial closing date loan portfolio (including the loans distributed to the Company from the Borrower Sub) to the 2015-1 Issuer pursuant to a contribution agreement. Future loans transfers from the Company to the 2015-1 Issuer will be made pursuant to a sale agreement and are subject to the approval of the Company’s Board of Directors. Assets of the 2015-1 Issuer are not available to the creditors of the Borrower Sub or the Company. In connection with the issuance and sale of the 2015-1 Notes, the Company has made customary representations, warranties and covenants in the purchase agreement.

During the reinvestment period, pursuant to the indenture governing the 2015-1 Notes, all principal collections received on the underlying collateral may be used by the 2015-1 Issuer to purchase new collateral under the direction of Investment Adviser in its capacity as collateral manager of the 2015-1 Issuer and in accordance with the Company’s investment strategy.

The Investment Adviser serves as collateral manager to the 2015-1 Issuer under a collateral management agreement (the “Collateral Management Agreement”). Pursuant to the Collateral Management Agreement, the 2015-1 Issuer will pay management fees (comprised of base management fees, subordinated management fees and incentive management fees) (“Management Fees”) to the Investment Adviser for rendering collateral management services. As per the Collateral Management Agreement, for the period the Company retains all of the Preferred Interests, the Investment Adviser will not earn Management Fees for providing such collateral management services. The Company currently retains all of the Preferred Interests, thus there were no management fees for the three and six month periods ended June 30, 2015.

Pursuant to an undertaking by the Company in connection with the 2015-1 Debt Securitization, the Company has agreed to hold on an ongoing basis Preferred Interests with an aggregate dollar purchase price at least equal to 5% of the aggregate outstanding amount of all collateral obligations by the 2015-1 Issuer for so long as any securities of the 2015-1 Issuer remain outstanding. As of June 30, 2015, the Company was in compliance with its undertaking.

The 2015-1 Issuer pays ongoing administrative expenses to the trustee, independent accountants, legal counsel, rating agencies and independent managers in connection with developing and maintaining reports, and providing required services in connection with the administration of the 2015-1 Issuer.

As of June 30, 2015, there were 55 first lien and second lien senior secured loans with a total fair value of approximately $391,436 securing the 2015-1 Notes. The pool of loans in the securitization must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements.

For the six months ended June 30, 2015, the effective annualized weighted average interest rate, which includes amortization of debt issuance costs on the 2015-1 Notes, was 2.39%, based on floating LIBOR rates. For the six months ended June 30, 2015, interest expense, including the amortization of deferred debt issuance costs, was $91. There was no cash paid for interest during the six months ended June 30, 2015.

For the three month and six month periods ended June 30, 2015 and 2014, the components of interest expense on the 2015-1 Notes were as follows:

	For the three month periods ended		For the six month periods ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Interest expense	$88	$—	$88	$—
Amortization of deferred financing costs	3	—	3	—

Total interest expense and credit facility fees	$91	$—	$91	$—

Cash paid for interest expense	$—	$—	$—	$—

The following were the carrying values and fair values of the Company’s 2015-1 Notes as of June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Aaa/AAA Class A-1A Notes	$160,000	$160,000	$—	$—
Aaa/AAA Class A-1B Notes	40,000	40,000	—	—
Aaa/AAA Class A-1C Notes	27,000	27,000	—	—
Aa2 Class A-2 Notes	46,000	46,000	—	—

Total	$273,000	$273,000	$—	$—

7. COMMITMENTS AND CONTINGENCIES

A summary of significant contractual payment obligations was as follows as of June 30, 2015 and December 31, 2014:

	Revolving Credit Facility and Facility		2015-1 Notes
Payment Due by Period	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Less than 1 Year	$—	$—	$—	$—
1-3 Years	—	—	—	—
3-5 Years	31,000	62,000	—	—
More than 5 Years	103,958	246,441	273,000	—

Total	$134,958	$308,441	$273,000	$—

In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of June 30, 2015 and December 31, 2014 for any such exposure.

As of June 30, 2015 and December 31, 2014, the Company had $1,151,104 and $1,129,522, respectively, in total capital commitments from stockholders, of which $627,250 and $776,750, respectively, was unfunded. As of June 30, 2015 and December 31, 2014, certain current directors had committed $1,541 and $1,500, respectively, in capital commitments to the Company.

As of December 31, 2014, there was a $100,000 pledge of unfunded investor equity capital commitments to the lenders of the Facility, which was subject to release once $100,000 of incremental capital had been called and received by the Company subsequent to the effective date of the First Facility Amendment Effective Date. Such capital call commitment had not been satisfied as of December 31, 2014. The pledge of unfunded investor equity capital commitments had been released as of June 30, 2015.

The Company had the following unfunded commitments to fund delayed draw senior secured loans as of the indicated dates:

	Par Value as of
	June 30, 2015	December 31, 2014
Unfunded delayed draw commitments	$32,986	$9,500
Unfunded revolving term loan commitments	3,906	—

Total unfunded commitments	$36,892	$9,500

8. NET ASSETS

The Company has the authority to issue 200,000,000 shares of common stock, $0.01 per share par value.

During the six month period ended June 30, 2015, the Company issued 8,823,238 shares for $171,127. The following table summarizes capital activity during the six month period ended June 30, 2015:

	Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss) on Investments	Accumulated Net Unrealized Appreciation (Depreciation) on Investments	Total Net Assets
	Shares	Amount
Balance, beginning of period	17,932,697	$179	$351,636	$(74)	$(4,388)	$(57)	$(9,039)	$338,257
Common stock issued	8,820,836	89	170,993	—	—	—	—	171,082
Reinvestment of dividends	2,402	—	45	—	—	—	—	45
Net investment income (loss)	—	—	—	—	14,425	—	—	14,425
Net realized gain (loss) on investments—non-controlled/ non-affiliated	—	—	—	—	—	329	—	329
Net change in unrealized appreciation (depreciation) on investments—non-controlled/ non-affiliated	—	—	—	—	—	—	4,249	4,249
Dividends declared	—	—	—	—	(17,735)	—	—	(17,735)

Balance, end of period	26,755,935	$268	$522,674	$(74)	$(7,698)	$272	$(4,790)	$510,652

During the six month period ended June 30, 2014, the Company issued 3,315,579 shares for $65,475. The following table summarizes capital activity during the six month period ended June 30, 2014:

	Common Stock		Capital In Excess Of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss) on Investments	Accumulated Net Change in Unrealized Appreciation (Depreciation) on Investments	Total Net Assets
	Shares	Amount
Balance, beginning of period	9,575,990	$96	$186,965	$(74)	$(664)	$—	$(321)	$186,002
Common stock issued	3,315,431	33	65,439	—	—	—	—	65,472
Reinvestment of dividends	148	—	3	—	—	—	—	3
Net investment income (loss)	—	—	—	—	7,575	—	—	7,575
Net realized gain (loss) on investments-non-controlled/non-affiliated	—	—	—	—	—	191	—	191
Net change in unrealized appreciation (depreciation) on investments—non-controlled/non-affiliated	—	—	—	—	—	—	842	842
Dividends declared	—	—	—	—	(5,930)	—	—	(5,930)

Balance, end of period	12,891,569	$129	$252,407	$(74)	$981	$191	$521	$254,155

The following table summarizes total shares issued and proceeds received related to capital drawdowns delivered pursuant to subscriptions for the Company’s common stock and reinvestment of dividends during the six month period ended June 30, 2015:

	Shares Issued	Proceeds Received
January 16, 2015	924,977	$18,000
January 26, 2015**	1,051	20
February 26, 2015	2,312,659	45,005
April 21, 2015**	1,351	25
May 1, 2015	1,462,746	28,085
May 22, 2015	1,708,068	33,000
June 25, 2015	2,412,386	46,992

Total	8,823,238	$171,127

**	Represents shares issued upon the reinvestment of dividends

The following table summarizes total shares issued and proceeds received related to capital drawdowns delivered pursuant to subscriptions for the Company’s common stock during the six month period ended June 30, 2014:

	Shares Issued	Proceeds Received
January 27, 2014	1,020,810	19,998
February 21, 2014	491,849	9,689
March 21, 2014	1,802,772	35,785
April 14, 2014**	148	3

Total	3,315,579	$65,475

**	Represents shares issued upon the reinvestment of dividends

Subscribed but unissued shares are presented in equity with a deduction of subscriptions receivable until cash is received for a subscription. There were no subscribed but unissued shares as of June 30, 2015 and December 31, 2014.

Subscription transactions during the six month periods ended June 30, 2015 and 2014 were executed at an offering price at a premium to net asset value due to the requirement to use prior quarter net asset value as the offering price unless it would result in the Company selling shares of its common stock at a price below the current net asset value and also in order to effect a reallocation of organizational costs to subsequent investors. Such subscription transactions increased net asset value by $0.10 per share and $0.04 per share, respectively, for the six month periods ended June 30, 2015 and 2014.

The Company computes earnings per common share in accordance with ASC 260, Earnings Per Share. Basic earnings per common share were calculated by dividing net increase (decrease) in net assets resulting from operations attributable to the Company by the weighted-average number of common shares outstanding for the period.

Basic and diluted earnings per common share were as follows:

	For the three month periods ended		For the six month periods ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net increase (decrease) in net assets resulting from operations	$9,215	$4,592	$19,003	$8,608
Weighted-average common shares outstanding	23,062,818	12,891,548	21,330,007	11,819,417

Basic and diluted earnings per common share	$0.40	$0.36	$0.89	$0.73

The following table summarizes the Company’s dividends declared and payable since inception through the quarter ended June 30, 2015:

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
March 13, 2014	March 31, 2014	April 14, 2014	$0.19	$2,449
June 26, 2014	June 30, 2014	July 14, 2014	$0.27	$3,481
September 12, 2014	September 18, 2014	October 9, 2014	$0.44	$5,956
December 19, 2014	December 29, 2014	January 26, 2015	$0.35	$6,276
March 11, 2015	March 13, 2015	April 17, 2015	$0.37	$7,833
June 24, 2015	June 30, 2015	July 22, 2015	$0.37	$9,902

9. CONSOLIDATED FINANCIAL HIGHLIGHTS

The following is a schedule of consolidated financial highlights for the six month periods ended June 30, 2015 and 2014:

	For the six month periods ended
	June 30, 2015	June 30, 2014
Per Share Data:
Net asset value per share, beginning of period	$18.86	$19.42
Net investment income (loss) (1)	0.68	0.64
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	0.19	0.07

Net increase (decrease) in net assets resulting from operations	0.87	0.71

Dividends declared (2)	(0.74)	(0.46)
Effect of subscription offering price (3)	0.10	0.04

Net asset value per share, end of period	$19.09	$19.71

Number of shares outstanding, end of period	26,755,935	12,891,569
Total return (4)	5.14%	3.86%
Net assets, end of period	$510,652	$254,155
Ratio to average net assets:
Expenses net of waiver, before incentive fees	2.55%	2.88%
Expenses net of waiver, after incentive fees	3.40%	3.75%
Expenses gross of waiver, after incentive fees	3.86%	4.09%
Net investment income (loss) (5)	3.39%	3.16%
Interest expense and credit facility fees	1.12%	1.27%
Ratios/Supplemental Data:
Asset coverage	225.17%	265.31%
Portfolio turnover	16.21%	16.98%
Total committed capital, end of period	$1,151,104	$1,109,162
Ratio of total contributed capital to total committed capital, end of period	45.51%	22.85%
Weighted-average shares outstanding	21,330,007	11,819,417

(1)	Net investment income (loss) per share was calculated as net investment income (loss) for the period divided by the weighted average number of shares outstanding for the period.
(2)	Dividends declared per share was calculated as the sum of dividends declared during the period divided by the number of shares outstanding at each respective quarter-end date (refer to Note 8).
(3)	Increase is due to offering price of subscriptions during the period (refer to Note 8).
(4)	Total return (not annualized) is based on the change in net asset value per share during the period plus the declared dividends, assuming reinvestment of dividends in accordance with the dividend reinvestment plan, divided by the beginning net asset value for the period. Total return for the six month periods ended June 30, 2015 and 2014 is inclusive of $0.10 and $0.04, respectively, per share increase in net asset value for the periods related to the offering price of subscriptions. Excluding the effects of the higher offering price of subscriptions, total return (not annualized) would have been 4.61% and 3.66%, respectively (refer to Note 8).
(5)	The net investment income ratio is net of the waiver of base management fees.

10. LITIGATION

The Company may become party to certain lawsuits in the ordinary course of business. The Company does not believe that the outcome of current matters, if any, will materially impact the Company or its consolidated financial statements. As of June 30, 2015 and December 31, 2014, the Company was not subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company.

In addition, portfolio investments of the Company could be the subject of litigation or regulatory investigations in the ordinary course of business. The Company does not believe that the outcome of any current contingent liabilities of its portfolio investments, if any, will materially affect the Company or these consolidated financial statements.

11. TAX

The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of June 30, 2015 and December 31, 2014.

In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators for the 2013 and 2014 tax years. As of June 30, 2015 and December 31, 2014, the Company had filed tax returns and therefore is subject to examination.

The Company’s taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate. The estimated tax character of dividends declared for the six month periods ended June 30, 2015 and 2014 was as follows:

	For the six month periods ended
	June 30, 2015	June 30, 2014
Ordinary income	$17,735	$5,930
Tax return of capital	$—	$—

12. SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed below.

Subsequent to June 30, 2015, the Company borrowed $38,000 under the Revolving Credit Facility and $14,000 under the Facility to fund investment acquisitions. The Company also voluntarily repaid $5,000 under the Facility.

On August 7, 2015, the Company issued a capital call and delivered capital drawdown notices totaling $20,000. Proceeds from the capital call and the related issuance of 1,032,504 shares is expected on or about August 21, 2015.

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

GMS Finance’s investment objective is to generate current income and capital appreciation primarily through debt investments in U.S. middle market companies, which we define as companies with approximately $10 million to $100 million of earnings before interest, taxes, depreciation and amortization (“EBITDA”). GMS Finance seeks to achieve its investment objective by investing primarily in first lien senior secured loans (which may include stand-alone first lien loans; “last out” first lien loans, which are loans that have a secondary priority behind “first out” first lien loans; “unitranche” loans, which are loans that combine features of first lien, second lien or subordinated loans, generally in a first lien position; and secured corporate bonds with similar features to these categories of first lien loans) and second lien senior secured loans (which may include senior secured loans, and, to a lesser extent, secured corporate bonds, with a secondary priority behind first lien loans) (collectively, “Middle Market Senior Loans”). The Middle Market Senior Loans are generally made to private U.S. middle market companies that are, in many cases, controlled by private equity firms. Depending on market conditions, GMS Finance expects that between 70% and 80% of the value of its assets will be invested in Middle Market Senior Loans, with the balance invested in higher-yielding investments, which may include middle market junior loans such as corporate mezzanine loans, equity co-investments, broadly syndicated first lien and second lien senior secured loans, high-yield bonds, structured finance obligations and/or other opportunistic investments. We expect that the composition of our portfolio will change over time given our Investment Adviser’s view on, among other things, the economic and credit environment (including with respect to interest rates) in which we are operating.

GMS Finance is externally managed by the Investment Adviser, an investment adviser registered under the Investment Advisers Act of 1940, as amended. Carlyle GMS Finance Administration L.L.C. (the “Administrator”) provides the administrative services necessary for GMS Finance to operate. Both the Investment Adviser and the Administrator are wholly-owned subsidiaries of Carlyle Investment Management L.L.C., a subsidiary of The Carlyle Group L.P. “Carlyle” refers to The Carlyle Group L.P., its affiliates and its consolidated subsidiaries, a global alternative asset manager publicly traded on NASDAQ Global Select Market under the symbol “CG”. Refer to the sec.gov website for further information on Carlyle.

Investments

Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt available to middle market companies, the general economic environment and the competitive environment for the type of investments we make.

Revenue

We generate revenue primarily in the form of interest and fee income on debt investments we hold and capital gains, if any, on investments. Our debt investments generally have a stated term of five to eight years and generally bear interest at a floating rate usually determined on the basis of a benchmark such as LIBOR. Interest on these debt securities is generally paid quarterly. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity also reflects the proceeds of sales of securities. We may also generate revenue in the form of commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance and consulting fees.

Expenses

Our primary operating expenses include the payment of: (i) investment advisory fees, including base management fees and incentive fees, to our Investment Adviser pursuant to an investment advisory and management agreement (the “Investment Advisory Agreement”) between us and our Investment Adviser; (ii) costs and other expenses and our allocable portion of overhead incurred by Administrator in performing its administrative obligations under an administration agreement (the “Administration Agreement”) between us and our Administrator; and (iii) other operating expenses as detailed below:

•	our initial organization costs and offering costs incurred prior to the filing of our election to be regulated as a BDC (the amount in excess of $1,500 to be paid by our Investment Adviser);

•	the costs associated with the Private Offering;

•	the costs of any other offerings of our common stock and other securities, if any;

•	calculating individual asset values and our net asset value (including the cost and expenses of any independent valuation firms);

•	expenses, including travel expenses, incurred by the Investment Adviser, or members of the Investment Adviser team managing our investments, or payable to third parties, performing due diligence on prospective portfolio companies and, if necessary, expenses of enforcing our rights;

•	the base management fee and any incentive fee payable under our Investment Advisory Agreement;

•	certain costs and expenses relating to distributions paid on our shares;

•	administration fees payable under our Administration Agreement and sub-administration agreements, including related expenses;

•	debt service and other costs of borrowings or other financing arrangements;

•	the allocated costs incurred by the Investment Adviser in providing managerial assistance to those portfolio companies that request it;

•	amounts payable to third parties relating to, or associated with, making or holding investments;

•	the costs associated with subscriptions to data service, research-related subscriptions and expenses and quotation equipment and services used in making or holding investments;

•	transfer agent and custodial fees;

•	costs of hedging;

•	commissions and other compensation payable to brokers or dealers;

•	federal and state registration fees;

•	any U.S. federal, state and local taxes, including any excise taxes;

•	independent director fees and expenses;

•	costs of preparing financial statements and maintaining books and records, costs of preparing tax returns, costs of Sarbanes-Oxley Act compliance and attestation and costs of filing reports or other documents with the SEC (or other regulatory bodies), and other reporting and compliance costs, including registration and listing fees, and the compensation of professionals responsible for the preparation or review of the foregoing;

•	the costs of any reports, proxy statements or other notices to our stockholders (including printing and mailing costs), the costs of any stockholders’ meetings and the compensation of investor relations personnel responsible for the preparation of the foregoing and related matters;

•	the costs of specialty and custom software for monitoring risk, compliance and overall portfolio, including any development costs incurred prior to the filing of our election to be regulated as a BDC;

•	our fidelity bond;

•	directors and officers/errors and omissions liability insurance, and any other insurance premiums;

•	indemnification payments;

•	direct fees and expenses associated with independent audits, agency, consulting and legal costs; and

•	all other expenses incurred by us or the Administrator in connection with administering our business, including our allocable share of certain officers and their staff compensation.

We expect our general and administrative expenses to be relatively stable or to decline as a percentage of total assets during periods of asset growth and to increase during periods of asset declines.

PORTFOLIO AND INVESTMENT ACTIVITY

As of June 30, 2015 and December 31, 2014, average loan size in the portfolio was approximately $11,344 and $10,141, respectively, at amortized cost, with no single industry representing more than 11% and 11%, respectively, of total fair value.

The fair value of our investments was approximately $912,502 comprised of 83 portfolio companies/structured finance obligations as of June 30, 2015. The fair value of our investments was approximately $698,662 comprised of 72 portfolio companies/structured finance obligations as of December 31, 2014.

The Company’s investment activity for the three month periods ended June 30, 2015 and 2014 is presented below (information presented herein is at amortized cost unless otherwise indicated).

	For the three month periods ended
	June 30, 2015	June 30, 2014
Investments—non-controlled/non-affiliated:
Total Investments—non-controlled/non-affiliated, beginning of period	$794,139	$317,735
New investments	230,553	141,344
Net accretion of discount on securities	894	384
Net realized gain (loss) on investments	593	145
Investments sold or repaid	(108,887)	(41,518)

Total Investments—non-controlled/non-affiliated, end of period	$917,292	$418,090

Principal amount of investments funded:
First Lien Debt	$170,147	$81,675
Second Lien Debt	59,250	31,000
Structured Finance Obligations	4,000	42,100
Equity investments	1,507	—

Total	$234,904	$154,775

Principal amount of investments sold or repaid:
First Lien Debt	$(100,388)	$(32,234)
Second Lien Debt	—	(7,500)
Structured Finance Obligations	(11,700)	—

Total	$(112,088)	$(39,734)

Number of new funded investments	19	20
Average new funded investment amount	$12,134	$7,067
Percentage of new funded debt investments at floating rates	96%	100%
Percentage of new funded debt investments at fixed rates	4%	0%

As of June 30, 2015 and December 31, 2014, investments—non-controlled/non-affiliated consisted of the following:

	June 30, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt	$659,852	$661,306	$517,450	$514,787
Second Lien Debt	179,594	177,811	111,261	107,874
Structured Finance Obligations	75,631	71,170	78,990	76,001
Equity Investments	2,215	2,215	—	—

Total	$917,292	$912,502	$707,701	$698,662

The weighted average yields (1) for our first and second lien debt, based on the amortized cost and fair value as of June 30, 2015 and December 31, 2014, were as follows:

	June 30, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt	6.49%	6.47%	6.01%	6.04%
Second Lien Debt	9.18%	9.27%	8.86%	9.14%

(1)	Yields do not include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of June 30, 2015 and December 31, 2014. Actual yields earned over the life of each investment could differ materially from the yields presented above.

Weighted average yields on first lien and second lien debt have increased as of June 30, 2015 compared to December 31, 2014 primarily due to a shift in mix to higher yielding assets, including unitranche loans.

See the Consolidated Schedules of Investments as of June 30, 2015 and December 31, 2014 in our consolidated financial statements in Part I, Item 1 of this Form 10-Q for more information on these investments, including a list of companies and type and amount of investments.

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

Our Investment Adviser monitors and, when appropriate, changes the investment ratings assigned to each debt investment in our portfolio. In connection with our quarterly valuation process, our Investment Adviser reviews our investment ratings on a regular basis. The following table summarizes the Internal Risk Ratings as of June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
	Fair Value	% of Fair Value	Fair Value	% of Fair Value
(dollar amounts in millions)
Internal Risk Rating 1	$48.3	5.76%	$55.6	8.93%
Internal Risk Rating 2	721.3	85.96	517.1	83.04
Internal Risk Rating 3	48.1	5.73	41.0	6.58
Internal Risk Rating 4	21.4	2.55	9.0	1.45
Internal Risk Rating 5	—	—	—	—
Internal Risk Rating 6	—	—	—	—

Total	$839.1	100.00%	$622.7	100.00%

As part of our monitoring process, our Investment Adviser has developed risk policies pursuant to which it regularly assesses the risk profile of each of the structured finance obligation investments.

CONSOLIDATED RESULTS OF OPERATIONS

For the three month and six month periods ended June 30, 2015 and 2014

The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and losses and net change in unrealized appreciation and depreciation. As a result, quarterly comparison may not be meaningful.

Investment Income

Interest income for the three month and six month periods ended June 30, 2015 and 2014 were as follows:

	For the three month periods ended		For the six month periods ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Interest income from non-controlled/non-affiliated investments	$15,925	$9,944	$28,904	$16,577

Total investment income	$15,925	$9,944	$28,904	$16,577

The increase in interest income and net investment income for the three month and six month periods ended June 30, 2015 and 2014 was driven by our deployment of capital and increasing invested balance. As of June 30, 2015 and 2014, the size of our portfolio was $917,292 and $418,090, respectively, at amortized cost, with total principal amount of investments outstanding of $978,808 and $468,209, respectively. As of June 30, 2015 and 2014, the weighted average yield of our first and second lien debt was 7.06% and 6.46%, respectively, on amortized cost.

Interest income on our first and second lien debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of June 30, 2015 and 2014, all of our first and second lien debt investments were performing and current on their interest payments. Interest income from structured finance obligations is recorded based upon an estimation of an effective yield to expected maturity utilizing assumed cash flows. The effective yield is updated at least quarterly based on payments received and expected future payments. In estimating these cash flows, there are a number of assumptions that are subject to uncertainties, including the amount and timing of principal payments which are impacted by prepayments, repurchases, defaults, delinquencies and liquidations of or within the CLO funds. These uncertainties are difficult to predict and are subject to future events that could have impacted the Company’s estimates if the information was known at the time. As a result, actual results may differ significantly from these estimates.

Net investment income (loss) for the three month and six month periods ended June 30, 2015 and 2014 was as follows:

	For the three month periods ended		For the six month periods ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Total investment income from non-controlled/non-affiliated investments	$15,925	$9,944	$28,904	$16,577
Net expenses	(7,980)	(5,408)	(14,479)	(9,002)

Net investment income (loss)	$7,945	$4,536	$14,425	$7,575

Expenses

	For the three month periods ended		For the six month periods ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Base management fees	$3,080	$1,455	$5,803	$2,446
Incentive fees	1,986	1,149	3,606	2,089
Professional fees	465	596	849	1,193
Administrative service fees	188	218	300	475
Interest expense	2,129	634	3,909	983
Credit facility fees	446	1,526	874	2,056
Directors’ fees and expenses	106	103	207	185
Transfer agency fees	44	34	93	60
Other general and administrative	562	178	772	330

Total expenses	9,006	5,893	16,413	9,817
Waiver of base management fees	(1,026)	(485)	(1,934)	(815)

Net expenses	$7,980	$5,408	$14,479	$9,002

Interest expense and credit facility fees for the three month and six month periods ended June 30, 2015 and 2014 were comprised of the following:

	For the three month periods ended		For the six month periods ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Interest expense	$2,129	$634	$3,909	$983
Unused commitment fee	135	372	305	658
Amortization of deferred financing costs	281	1,128	513	1,347
Other fees	30	26	56	51

Total interest expense and credit facility fees	$2,575	$2,160	$4,783	$3,039

Cash paid for interest expense	$2,112	$510	$3,562	$795

The increase in interest expense for the three month and six month periods ended June 30, 2015 was driven by increased usage of the facilities, additional debt issued through the securitization in the form of the 2015-1 Notes (as defined below), and increased deployment of capital to investments. See Note 6 to the consolidated financial states included in Part I, Item 1 of this Form 10-Q for more information. For the three month and six month periods ended June 30, 2015, the weighted average interest rate under the facilities was 2.22% and 2.20%, respectively, and average principal debt outstanding was $363,649 and $345,319, respectively. For the three month and six month periods ended June 30, 2014, the weighted average interest rate under the facilities was 2.13% and 2.12%, respectively, and average principal debt outstanding was $117,699 and $92,401, respectively.

For the six months ended June 30, 2015, the effective annualized weighted average interest rate, which includes amortization of debt issuance costs on the 2015-1 Notes, was 2.39%, based on floating LIBOR rates. For the six months ended June 30, 2015, interest expense, including the amortization of deferred debt issuance costs, was $91.

Increased base management fees (and related waiver of base management fees) and incentive fees related to pre-incentive fee net investment income for the three month and six month periods ended June 30, 2015 and 2014 were driven by our deployment of capital and increasing invested balance. For the three month and six month periods ended June 30, 2015, base management fees were $2,054 and $3,869, respectively (net of waiver of $1,026 and $1,934, respectively), incentive fees related to pre-incentive fee net investment income were $1,986 and $3,606, respectively, and there were no incentive fees related to realized capital gains. For the three month and six month periods ended June 30, 2014, base management fees were $970 and $1,631, respectively (net of waiver of $485 and $815, respectively), incentive fees related to pre-incentive fee net investment income were $1,137 and $1,933, respectively, and there were no incentive fees related to realized capital gains. The accrual for any capital gains incentive fee under accounting principles generally accepted in the United States (“US GAAP”) in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. See Note 4 to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q for more information on the incentive and base management fees. For the three month and six month periods ended June 30, 2015, we recorded no accrued capital gains incentive fees based upon our cumulative net realized and unrealized appreciation/ (depreciation) as of June 30, 2015. For the three month and six month periods ended June 30, 2014, we recorded an accrued capital gains incentive fee of $12 and $156, respectively, based upon our cumulative net realized and unrealized appreciation/ (depreciation) as of June 30, 2014.

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

Net Realized Gain (Loss) and Net Change in Unrealized Appreciation/(Depreciation) on Investments

During the three month and six month periods ended June 30, 2015, the Company had a change in unrealized appreciation on 52 and 68 investments, respectively, totaling approximately $5,595 and $11,731, respectively, which was offset by a change in unrealized depreciation on 48 and 36 investments, respectively, totaling approximately $4,918 and $7,482, respectively. During the three month and six month periods ended June 30, 2014, the Company had a change in unrealized appreciation on 30 and 40 investments, respectively, totaling approximately $3,371 and $4,126, respectively, which was offset by a change in unrealized depreciation on 32 and 24 investments, respectively, totaling approximately $3,460 and $3,284, respectively.

	For the three month periods ended		For the six month periods ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net realized gain (loss) on investments—non-controlled/non-affiliated	$593	$145	$329	$191
Net change in unrealized appreciation (depreciation) on investments— non-controlled/non-affiliated	677	(89)	4,249	842

Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	$1,270	$56	$4,578	$1,033

Net realized gain (loss) and net change in unrealized appreciation (depreciation) for the three month and six month periods ended June 30, 2015 and 2014 was as follows:

	For the three month periods ended
	June 30, 2015		June 30, 2014
Type	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)
First Lien Debt	$205	$811	$—	$898
Second Lien Debt	—	1,158	120	1,048
Structured Finance Obligations	388	(1,292)	25	(2,035)

Total	$593	$677	$145	$(89)

	For the six month periods ended
	June 30, 2015		June 30, 2014
Type	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)
First Lien Debt	$207	$4,117	$—	$1,317
Second Lien Debt	—	1,604	120	1,432
Structured Finance Obligations	122	(1,472)	71	(1,907)

Total	$329	$4,249	$191	$842

For the six month period ended June 30, 2015, we had a net realized gain of $329 primarily due to the sale of two structured finance obligations and the prepayment of one loan investment with a call premium. Net change in unrealized appreciation in our investments for the three month and six month periods ended June 30, 2015 was primarily due to a tightening spread environment during the period.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company generates cash from the net proceeds of offerings of our common stock and through cash flows from operations, including investment sales and repayments as well as income earned on investments and cash equivalents. We may also fund a portion of our investments through borrowings under the Borrower Sub’s Revolving Credit Facility (as defined below) and/or the Company’s Facility (as defined below), as well as through securitization of a portion of our existing investments. The Borrower Sub closed on May 24, 2013 on a senior secured revolving credit facility (as amended, the “Revolving Credit Facility”), which was subsequently amended on June 30, 2014 (the “First Amendment”) and further amended on June 19, 2015 (“Second Amendment”). The Revolving Credit Facility provides for secured borrowings during the applicable revolving period up to an amount equal to the lesser of $400,000, the borrowing base as calculated pursuant to the terms of the Revolving Credit Facility, and the amount of net cash proceeds and unpledged capital commitments the Company has received with an accordion feature that can, subject to certain conditions, increase the aggregate maximum credit commitment up to an amount not to exceed $750,000, subject to restrictions imposed on borrowings under the Investment Company Act and certain restrictions and conditions set forth in the Revolving Credit Facility, including adequate collateral to support such borrowings. The Revolving Credit Facility imposes financial and operating covenants on us and Borrower Sub that restrict our and its business activities. Continued compliance with these covenants will depend on many factors, some of which are beyond our control. The Company closed on March 21, 2014 on a senior secured revolving credit facility (as amended, the “Facility”), which was subsequently amended on January 8, 2015 (the “First Facility Amendment Effective Date”). The maximum principal amount of the Facility is $150,000, subject to availability under the Facility, which is based on certain advance rates multiplied by the value of the Company’s portfolio investments (subject to certain concentration limitations) net of certain other indebtedness that the Company may incur in accordance with the terms of the Facility. Proceeds of the Facility may be used for general corporate purposes, including the funding of portfolio investments. Maximum capacity under the Facility may be increased to $225,000 through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Facility includes a $20,000 limit for swingline loans and a $5,000 limit for letters of credit. Subject to certain exceptions, the Facility is secured by a perfected first-priority security interest in substantially all of the portfolio investments held by the Company.

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

On June 26, 2015, the Company completed a $400 million term debt securitization (the “2015-1 Debt Securitization”). The notes offered in the Debt Securitization (the “2015-1 Notes”) were issued by Carlyle GMS Finance MM CLO 2015-1 LLC (the “2015-1 Issuer”), a wholly-owned and consolidated subsidiary of the Company, and are secured by a diversified portfolio consisting primarily of first and second lien senior secured loans. The 2015-1 Debt Securitization was executed through a private placement of the 2015-1 Notes, consisting of $160 million of Aaa/AAA Class A-1A Notes which bear interest at the three-month London Interbank Offered Rate (“LIBOR”), plus 1.85%; $40 million of Aaa/AAA Class A-1B Notes which bear interest at the three-month LIBOR plus 1.75% for first 24 months and the three-month LIBOR plus 2.05% thereafter; $27 million of Aaa/AAA Class A-1C Notes which bear interest at 3.75% and $46 million of Aa2 Class A-2 Notes which bear interest at the three-month LIBOR plus 2.70%. The 2015-1 Notes were issued at par and are scheduled to mature on July 15, 2027. The Company received 100% of the preferred interests (the “Preferred Interests”) issued by the 2015-1 Issuer on the closing date of the 2015-1 Debt Securitization in exchange for the Company’s contribution to the Issuer of the initial closing date loan portfolio. The Preferred Interests do not bear interest and had a nominal value of $125.9 million at closing. In connection with the contribution, the Company has made customary representations, warranties and covenants to the 2015-1 Issuer. The Class A-1A, Class A-1B and Class A-1C and Class A-2 Notes are included in the June 30, 2015 consolidated financial statements. The Preferred Interests were eliminated in consolidation. For more information on the 2015-1 Notes, see Note 6 to the consolidated financial statements in Part I, Item 1 of this Form 10-Q.

As of June 30, 2015 and December 31, 2014, the Company had $46,477 and $8,754, respectively, in cash. The facilities of the Company and the Borrower Sub consisted of the following as of June 30, 2015 and December 31, 2014:

	June 30, 2015
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Revolving Credit Facility	$400,000	$103,958	$296,042	$21,591
Facility	150,000	31,000	119,000	119,000

Total	$550,000	$134,958	$415,042	$140,591

	December 31, 2014
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Revolving Credit Facility	$400,000	$246,441	$153,559	$10,557
Facility	150,000	62,000	88,000	58,623

Total	$550,000	$308,441	$241,559	$69,180

(1)	The unused portion is the amount upon which commitment fees are based.
(2)	Available for borrowing based on the computation of collateral to support the borrowings.

The following were the carrying values and fair values of the Company’s 2015-1 Notes as of June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Aaa/AAA Class A-1A Notes	$160,000	$160,000	$—	$—
Aaa/AAA Class A-1B Notes	40,000	40,000	—	—
Aaa/AAA Class A-1C Notes	27,000	27,000	—	—
Aa2 Class A-2 Notes	46,000	46,000	—	—

Total	$273,000	$273,000	$—	$—

Equity Activity

There were $10,473 and $21,582 of investor equity capital commitments made to the Company during the three month and six month periods ended June 30, 2015, respectively. There were $40,125 and $231,754 of investor equity capital commitments made to the Company during the three month and six month periods ended June 30, 2014, respectively. As of June 30, 2015 and December 31, 2014, the Company had $1,151,104 and $1,129,522, respectively, in total capital commitments from stockholders, of which $627,250 and $776,750, respectively, was unfunded. As of June 30, 2015 and December 31, 2014, certain current directors had committed $1,541 and $1,500, respectively, in capital commitments to the Company.

Shares issued as of June 30, 2015 and December 31, 2014 were 26,755,935 and 17,932,697, respectively.

The following table summarizes activity in the number of shares of our common stock outstanding during the six month periods ended June 30, 2015 and 2014:

	For the six month periods ended
	June 30, 2015	June 30, 2014
Shares in issue, beginning of period	17,932,697	9,575,990
Common stock issued	8,820,836	3,315,431
Reinvestment of dividends	2,402	148

Shares in issue, end of period	26,755,935	12,891,569

Contractual Obligations

A summary of our significant contractual payment obligations was as follows as of June 30, 2015 and December 31, 2014:

	Revolving Credit Facility and Facility		2015-1 Notes
Payment Due by Period	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Less than 1 Year	$—	$—	$—	$—
1-3 Years	—	—	—	—
3-5 Years	31,000	62,000	—	—
More than 5 Years	103,958	246,441	273,000	—

Total	$134,958	$308,441	$273,000	$—

For more information on the Revolving Credit Facility and Facility and 2015-1 Notes, see Note 5 and Note 6, respectively, to the consolidated financial statements in Part I, Item 1 of this Form 10-Q.

As of June 30, 2015 and December 31, 2014, $103,958 and $246,441, respectively, of secured borrowings were outstanding under the Revolving Credit Facility, $31,000 and $62,000, respectively, of secured borrowings were outstanding under the Facility and $273,000 and $0, respectively, of 2015-1 Notes were outstanding. For the three month and six month periods ended June 30, 2015, we incurred $2,129 and $3,909, respectively, of interest expense and $135 and $305, respectively, of unused commitment fees. For the three month and six month periods ended June 30, 2014, we incurred $634 and $983, respectively, of interest expense and $372 and $658 of unused commitment fees.

OFF BALANCE SHEET ARRANGEMENTS

In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in these consolidated financial statements as of June 30, 2015 and December 31, 2014 included in Part I, Item 1 of this Form 10-Q for any such exposure.

We may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments.

The Company had the following unfunded commitments to fund delayed draw senior secured loans as of the indicated dates:

	Par Value as of
	June 30, 2015	December 31, 2014
Unfunded delayed draw commitments	$32,986	$9,500
Unfunded revolving term loan commitments	3,906	—

Total unfunded commitments	$36,892	$9,500

Pursuant to an undertaking by the Company in connection with the 2015-1 Debt Securitization, the Company has agreed to hold on an ongoing basis Preferred Interests with an aggregate dollar purchase price at least equal to 5% of the aggregate outstanding amount of all collateral obligations by the 2015-1 Issuer for so long as any securities of the 2015-1 Issuer remains outstanding. As of June 30, 2015, the Company was in compliance with its undertaking.

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

The following table summarizes the Company’s dividends declared and payable since inception through the quarter ended June 30, 2015:

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount	Annualized Dividend Yield (1)
March 13, 2014	March 31, 2014	April 14, 2014	$0.19	$2,449	4.76%
June 26, 2014	June 30, 2014	July 14, 2014	$0.27	$3,481	5.52%
September 12, 2014	September 18, 2014	October 9, 2014	$0.44	$5,956	9.23%
December 19, 2014	December 29, 2014	January 26, 2015	$0.35	$6,276	8.17%
March 11, 2015	March 13, 2015	April 17, 2015	$0.37	$7,833	8.58%
June 24, 2015	June 30, 2015	July 22, 2015	$0.37	$9,902	9.03%

(1)	Annualized dividend yield is calculated by dividing the declared dividend by the weighted average of the net asset value at the beginning of the quarter and the capital called during the quarter and annualizing over 4 quarterly periods.

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

Securities/instruments that are illiquid or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of the Investment Adviser or the Board of Directors, does not represent fair value shall each be valued as of the measurement date using all techniques appropriate under the circumstances and for which sufficient data is available. These valuation techniques may vary by investment and include comparable public market valuations, comparable precedent transaction valuations and/or discounted cash flow analyses. The process generally used to determine the applicable value is as follows: (i) the value of each portfolio company or investment is initially reviewed by the investment professionals responsible for such portfolio company or investment and, for non-traded investments, a standardized template designed to approximate fair market value based on observable market inputs, updated credit statistics and unobservable inputs is used to determine a preliminary value, which is also reviewed alongside consensus pricing, where available; (ii) preliminary valuation conclusions are documented and reviewed by a valuation committee comprised of members of senior management; (iii) the Board of Directors engages a third-party valuation firm to provide positive assurance on portions of the Middle Market Senior Loans and equity investments portfolio each quarter (such that each non-traded investment is reviewed by a third-party valuation firm at least once on a rolling twelve month basis) including a review of management’s preliminary valuation and conclusion on fair value; (iv) the Audit Committee of the Board of Directors (the “Audit Committee”) reviews the assessments of the Investment Adviser and the third-party valuation firm and provides the Board of Directors with any recommendations with respect to changes to the fair value of each investment in the portfolio; and (v) the Board of Directors discusses the valuation recommendations of the Audit Committee and determines the fair value of each investment in the portfolio in good faith based on the input of the Investment Adviser and, where applicable, the third-party valuation firm.

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

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of June 30, 2015 and December 31, 2014.

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

Investments in equities are generally valued using a market approach and/or an income approach. The market approach utilizes EBITDA multiples of publicly traded comparable companies and available precedent sales transactions of comparable companies. The income approach typically uses a discounted cash flow analysis of the portfolio company.

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

The significant unobservable inputs used in the fair value measurement of the Company’s investments in equities are discount rates and comparable EBITDA multiples. Significant increases in discount rates would result in a significantly lower fair value measurement. Significant decreases in comparable EBITDA multiples would result in a significantly lower fair value measurement.

The carrying values of the secured borrowings and 2015-1 Notes approximate their respective fair values and are categorized as Level III within the hierarchy. Secured borrowings and 2015-1 Notes are valued generally using discounted cash flow analysis. The significant unobservable inputs used in the fair value measurement of the Company’s secured borrowings are discount rates. Significant increases in discount rates would result in a significantly lower fair value measurement. The significant unobservable inputs used in the fair value measurement of the Company’s 2015-1 Notes are discount rates, default rates, prepayment rates and recovery rates. Significant increases in discount rates, default rates or prepayment rates in isolation would result in a significantly lower fair value measurement, while a significant increase in recovery rates in isolation would result in a significantly higher fair value.

The carrying value of other financial assets and liabilities approximates their fair value based on the short term nature of these items.

See Note 3 to the consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information on fair value measurements.

Use of Estimates

The preparation of consolidated financial statements included in Part I, Item 1 of this Form 10-Q, in conformity with US GAAP requires management to make assumptions and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management’s estimates are based on historical experiences and other factors, including expectations of future events that management believes to be reasonable under the circumstances. It also requires management to exercise judgment in the process of applying the Company’s accounting policies. Assumptions and estimates regarding the valuation of investments and their resulting impact on base management and incentive fees involve a higher degree of judgment and complexity and these assumptions and estimates may be significant to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q. Actual results could differ from these estimates and such differences could be material.

Investments

Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment using the specific identification method without regard to unrealized appreciation or depreciation previously recognized, and includes investments charged off during the period, net of recoveries. Net change in unrealized appreciation or depreciation on investments as presented in the Consolidated Statements of Operations included in Part I, Item 1 of this Form 10-Q reflects the net change in the fair value of investments, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

Revenue Recognition

Interest from Investments and Realized Gain/Loss on Investments

Interest income is recorded on an accrual basis and includes the accretion of discounts and amortization of premiums. Discounts from and premiums to par value on debt securities purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost, including origination fees, adjusted for the accretion of discounts and amortization of premiums, if any. At time of exit, the realized gain or loss on an investment is the difference between the amortized cost at time of exit and the cash received at exit using the specific identification method.

The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity.

Interest income from investments in the “equity” class of collateralized loan obligation (“CLO”) funds, which are included in “structured finance obligations”, is recorded based upon an estimation of an effective yield to expected maturity utilizing assumed cash flows in accordance with ASC 325-40, Beneficial Interests in Securitized Financials Assets. We monitor the expected cash inflows from our CLO equity investments, including the expected residual payments and the effective yield is determined and updated at least quarterly. In estimating these cash flows, there are a number of assumptions that are subject to uncertainties, including the amount and timing of principal payments which are impacted by prepayments, repurchases, defaults, delinquencies and liquidations of or within the CLO funds. These uncertainties are difficult to predict and are subject to future events that could have impacted the Company’s estimates if the information was known at the time. As a result, actual results may differ significantly from these estimates. Interest income from investments in the notes of CLO funds, which are also included in “structured finance obligations”, is recorded on an accrual basis.

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

Interest Rate Risk

During the three month and six month periods ended June 30, 2015, a majority of the debt investments held in the Company’s portfolio had floating interest rates. Interest rates on the investments held within the Company’s portfolio of investments are typically based on floating LIBOR, with many of these investments also having a LIBOR floor. Additionally, the Company’s credit facilities are also subject to floating interest rates and are currently paid based on floating LIBOR rates.

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our income in the future.

The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. Interest income is calculated as revenue from interest generated from the Company’s settled portfolio of investments held as of June 30, 2015 and December 31, 2014, excluding structured finance obligations. These hypothetical calculations are based on a model of the settled investments in our portfolio, excluding structured finance obligations, held as of June 30, 2015 and December 31, 2014, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. Interest expense is calculated based on outstanding secured borrowings as of June 30, 2015 and December 31, 2014 and based on the terms of the Company’s credit facilities. Interest expense on the Company’s credit facilities is calculated using the interest rate as of June 30, 2015 and December 31, 2014, adjusted for the hypothetical changes in rates, as shown below. We intend to continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may impact significantly our net interest income.

The Company regularly measures exposure to interest rate risk. The Company assesses interest rate risk and manages interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2015 and December 31, 2014, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled investments (considering interest rate floors for variable rate instruments), excluding structured finance obligations, and outstanding secured borrowings assuming no changes in our investment and borrowing structure:

	As of June 30, 2015			As of December 31, 2014
Basis Point Change	Interest Income	Interest Expense	Net Investment Income	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$18,107	$(11,429)	$6,678	$12,899	$(9,253)	$3,646
Up 200 basis points	$10,180	$(7,619)	$2,561	$7,212	$(6,169)	$1,043
Up 100 basis points	$2,253	$(3,810)	$(1,557)	$1,525	$(3,084)	$(1,559)
Down 100 basis points	$—	$1,049	$1,049	$(210)	$736	$526
Down 200 basis points	$—	$1,049	$1,049	$(420)	$736	$316
Down 300 basis points	$—	$1,049	$1,049	$(630)	$736	$106

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

There have been no changes in our internal control over financial reporting periods during the three month period ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to debt securitization financing transactions.

We are subject to certain risks as a result of our direct interest in the Preferred Interests of the 2015-1 Issuer.

As part of the 2015-1 Debt Securitization, certain first and second lien senior secured loans were distributed by the Borrower Sub to the Company pursuant to a distribution and contribution agreement. The Company contributed the loans that comprised the initial closing date loan portfolio (including the loans distributed to the Company from the Borrower Sub) to the 2015-1 Issuer pursuant to a contribution agreement. Following this transfer, the 2015-1 Issuer held all of the equity ownership interest in such loans portfolio. As a result, the Company received 100% of the Preferred Interests issued by the 2015-1 Issuer in exchange for the Company’s contribution to the 2015-1 Issuer of the initial closing date loan portfolio. The 2015-1 Notes are included in the consolidated financial statements and the Preferred Interests are eliminated in consolidation.

Because each of the Borrower Sub and the 2015-1 Issuer is disregarded as an entity separate from its owner for U.S. federal income tax purposes, the sale or contribution by Borrower Sub to us and the sale or contribution by us to the 2015-1 Issuer did not constitute a taxable event for U.S. federal income tax purposes. If the U.S. Internal Revenue Service were to take a contrary position, there could be a material adverse effect on our business, financial condition, results of operations or cash flows.

The Preferred Interests in the 2015-1 Issuer are subordinated obligations of the 2015-1 Issuer.

The 2015-1 Issuer is the residual claimant on funds, if any, remaining after holders of all classes of 2015-1 Notes have been paid in full on each payment date or upon maturity of the 2015-1 Notes under the 2015-1 Debt Securitization documents. The Preferred Interests in the 2015-1 Issuer represent all of the equity interest in the 2015-1 Issuer and, as the holder of the Preferred Interests, we may receive distributions, if any, only to the extent that the 2015-1 Issuer makes distributions out of funds remaining after holders of all classes of 2015-1 Notes have been paid in full on each payment date any amounts due and owing on such payment date or upon maturity of the 2015-1 Notes.

The 2015-1 Issuer may fail to meet certain asset coverage tests.

Under the documents governing the 2015-1 Debt Securitization, there are two coverage tests applicable to the 2015-1 Notes.

The first such test compares the amount of interest received on the portfolio loans held by the 2015-1 Issuer to the amount of interest payable in respect of the 2015-1 Notes. To meet this first test, interest received on the portfolio loans must equal at least 120% of the interest payable in respect of the 2015-1 Notes issued by the 2015-1 Issuer.

The second such test compares the adjusted collateral principal amount of the portfolio loans of the 2015-1 Debt Securitization to the aggregate outstanding principal amount of the 2015-1 Notes. To meet this second test at any time, the adjusted collateral principal amount of the portfolio loans must equal at least 140% of the outstanding principal amount of the 2015-1 Notes. If any coverage test with respect to the 2015-1 Notes is not met, proceeds from the portfolio of loans that otherwise would have been distributed to the holders of the Preferred Interests of 2015-1 Issuer will instead be used to redeem first the 2015-1 Notes, to the extent necessary to satisfy the applicable asset coverage tests on a pro forma basis after giving effect to all payments made in respect of the 2015-1 Notes, which we refer to as a mandatory redemption, or to obtain the necessary ratings confirmation.

We may not receive cash from the 2015-1 Issuer.

We receive cash from the 2015-1 Issuer only to the extent of payments on the distributions, if any, with respect to the Preferred Interests of the 2015-1 Issuer as permitted under the 2015-1 Debt Securitization. The 2015-1 Issuer may only make payments on Preferred Interests to the extent permitted by the payment priority provisions of the indenture governing the 2015-1 Notes (the “2015-1 Indenture”), as applicable, which generally provide, distribution to Preferred Interests holder may not be made on any payment date unless all amounts owing under the 2015-1 Notes are paid in full.

In addition, if the 2015-1 Issuer does not meet the asset coverage tests or the interest coverage test set forth in the documents governing the 2015-1 Debt Securitization, cash would be diverted to first pay the 2015-1 Notes in amounts sufficient to cause such tests to be satisfied. In the event that we fail to receive cash directly from the 2015-1 Issuer, we could be unable to make such distributions in amounts sufficient to maintain our status as a RIC for U.S. federal income tax purposes, or at all.

We may be required to assume liabilities of the 2015-1 Issuer and are indirectly liable for certain representations and warranties in connection with the 2015-1 Debt Securitization.

As part of the 2015-1 Debt Securitization, we entered into a contribution agreement under which we would be required to repurchase any loan (or participation interest therein) which was sold to the 2015-1 Issuer, in breach of any representation or warranty made by us with respect to such loan on the date such loan was sold. To the extent we fail to satisfy any such repurchase obligation, the trustee of the 2015-1Debt Securitization may, on behalf of the 2015-1 Issuer, bring an action against us to enforce these repurchase obligations.

The structure of the 2015-1 Debt Securitization is intended to prevent, in the event of our bankruptcy, the consolidation of the 2015-1 Issuer with our operations. If the true sale of the assets in the 2015-1 Debt Securitization were not respected in the event of our insolvency, a trustee or debtor-in-possession might reclaim the assets of the 2015-1 Issuer for our estate. However, in doing so, we would become directly liable for all of the indebtedness then outstanding under the 2015-1 Debt Securitization, which would equal the full amount of debt of the 2015-1 Issuer reflected on our consolidated balance sheet.

In addition, in connection with 2015-1 Debt Securitization, the Company has made customary representations, warranties and covenants to the 2015-1 Issuer. We remain liable for any breach of such representations for the life of the 2015-1 Debt Securitization.

The interests of holders of the 2015-1 Notes issued by the 2015-1 Issuer may not be aligned with our interests.

The 2015-1 Notes are the debt obligations ranking senior in right of payment to the Preferred Interests holders. As such, there are circumstances in which the interests of holders of the 2015-1Notes may not be aligned with the interests of the Preferred Interests of the 2015-1 Issuer. For example, under the terms of the 2015-1 Issuer, holders of the 2015-1 Notes have the right to receive payments of principal and interest prior to distribution to the holders of the Preferred Interests of the 2015-1 Issuer.

For as long as the 2015-1 Notes remain outstanding, holders of the 2015-1 Notes have the right to act, in certain circumstances, with respect to the portfolio loans in ways that may benefit their interests but not the interests of holders of the Preferred Interests of the 2015-1 Issuer, including by exercising remedies under the 2015-1 Indenture.

If an event of default has occurred and acceleration occurs in accordance with the terms of the 2015-1 Indenture, the 2015-1 Notes then outstanding will be paid in full before any further payment or distribution to the Preferred Interests. In addition, if an event of default occurs, holders of a majority of the 2015-1 Notes then outstanding will be entitled to determine the remedies to be exercised under the 2015-1 Indenture, subject to the terms of the 2015-1 Indenture. For example, upon the occurrence of an event of default with respect to the notes issued by the 2015-1 Issuer, the trustee or holders of a majority of the 2015-1 Notes then outstanding may declare the principal, together with any accrued interest, of all the 2015-1 Notes to be immediately due and payable. This would have the effect of accelerating the principal on such notes, triggering a repayment obligation on the part of the 2015-1 Issuer. If at such time the portfolio loans of the 2015-1 Issuer were not performing well, the 2015-1 Issuer may not have sufficient proceeds available to enable the trustee under the 2015-1 Indenture to pay a distribution to holders of the Preferred Interests of the 2015-1 Issuer.

Remedies pursued by the holders of the 2015-1 Notes could be adverse to the interests of the holders of the Preferred Interests, and the holders of the 2015-1 Notes will have no obligation to consider any possible adverse effect on such other interests. Thus, any remedies pursued by the holders of the 2015-1 Notes may not be in our best interests and we may not receive payments or distributions upon an acceleration of the 2015-1 Notes. Any failure of the 2015-1 Issuer to make distributions on Preferred Interests we hold, directly or indirectly, whether as a result of an event of default or otherwise, could have a material adverse effect on our business, financial condition, results of operations and cash flows and may result in an inability of us to make distributions sufficient to allow for us to qualify as a RIC for U.S. federal income tax purposes.

If we have not consummated a Qualified IPO by May 2, 2018, it could result in an early optional redemption of the 2015-1 Notes

As previously disclosed, if we have not consummated an initial public offering of our common stock that results in an unaffiliated public float of at least 15% of the aggregate capital commitments received prior to the date of such initial public offering (a “Qualified IPO”) by May 2, 2018, then our Board of Directors (subject to any necessary stockholder approvals and applicable requirements of the Investment Company Act) will use its best efforts to wind-down and/or liquidate and dissolve us. If this were to occur, it would likely result in us using our rights, as a holder of the Preferred Interests to effect an optional redemption of the 2015-1 Notes. If at such time the portfolio loans of the 2015-1 Issuer were not performing well, the 2015-1 Issuer may not have sufficient proceeds available to enable the trustee under the 2015-1 Indenture to pay a distribution to holders of the Preferred Interests of the 2015-1 Issuer.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Except as previously reported by the Company on Form 8-K, we did not sell any equity securities during the period covered in this report that were not registered under the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On August 7, 2015, the Company delivered a capital drawdown notice to investors relating to the issuance of 1,032,504 shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), for an aggregate offering price of approximately $20 million. The shares are expected to be issued on or around August 21, 2015.

The issuance of Common Stock is being made pursuant to subscription agreements (“Subscription Agreement”) entered into by the Company and its investors. Under the terms of the Subscription Agreement, investors are required to fund drawdowns to purchase shares of Common Stock up to the amount of their respective capital commitments on an as-needed basis with a minimum of 10 business days’ prior notice to investors.

The issuance and sale of the Common Stock is exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and Regulation D and Regulation S thereunder.

Item 6. Exhibits.

10.1	Second Amendment, dated as of June 19, 2015, to the Loan and Servicing Agreement, dated as of May 24, 2013.*

10.2	Indenture, dated as of June 26, 2015, between Carlyle GMS Finance MM CLO 2015-1 LLC, as issuer, and State Street Bank and Trust Company, as trustee.*

10.3	Collateral Management Agreement, dated as of June 26, 2015, by and between Carlyle GMS Finance MM CLO 2015-1 LLC, as issuer, and Carlyle GMS Investment Management L.L.C., as collateral manager.*

10.4	Contribution Agreement, dated as of June 26, 2015, by and between Carlyle GMS Finance, Inc., as the contributor, and Carlyle GMS Finance MM CLO 2015-1 LLC, as the contributee.*

31.1	Certification of President (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of President (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARLYLE GMS FINANCE, INC.

Dated: August 12, 2015	By	/s/ Venugopal Rathi
Venugopal Rathi
Chief Financial Officer