Form 10-Q
period 2015-09-30
Carlyle GMS Finance, Inc.
filed 2015-11-06
CIK 1544206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 6, 2015
Common stock, $0.01 par value	29,153,783

CARLYLE GMS FINANCE, INC.

INDEX

Part I.	Financial Information

Item 1.	Financial Statements

	Consolidated Statements of Assets and Liabilities as of September 30, 2015 (unaudited) and December 31, 2014	3

	Consolidated Statements of Operations for the three month and nine month periods ended September 30, 2015 (unaudited) and September 30, 2014 (unaudited)	4

	Consolidated Statements of Changes in Net Assets for the nine month periods ended September 30, 2015 (unaudited) and September 30, 2014 (unaudited)	5

	Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2015 (unaudited) and September 30, 2014 (unaudited)	6

	Consolidated Schedules of Investments as of September 30, 2015 (unaudited) and December 31, 2014	7

	Notes to Consolidated Financial Statements (unaudited)	20

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	47

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	66

Item 4.	Controls and Procedures	67

Part II.	Other Information

Item 1.	Legal Proceedings	68

Item 1A.	Risk Factors	68

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	70

Item 3.	Defaults Upon Senior Securities	70

Item 4.	Mine Safety Disclosures	70

Item 5.	Other Information	70

Item 6.	Exhibits	71

	Signatures	72

CARLYLE GMS FINANCE, INC.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(dollar amounts in thousands, except per share data)

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Investments—non-controlled/non-affiliated, at fair value (amortized cost of $982,026 and $707,701, respectively)	$975,732	$698,662
Cash	22,683	8,754
Deferred financing costs	6,420	4,635
Interest receivable	2,819	4,512
Prepaid expenses and other assets	77	157

Total assets	$1,007,731	$716,720

LIABILITIES
Payable for investments purchased	$—	$55,343
Secured borrowings (Note 5)	179,458	308,441
2015-1 Notes payable (Note 6)	273,000	—
Interest and credit facility fees payable (Notes 5 and 6)	2,690	1,192
Base management and incentive fees payable (Note 4)	8,899	6,319
Due to Investment Adviser	48	41
Dividend payable (Note 8)	11,670	6,276
Administrative service fees payable (Note 4)	118	91
Other accrued expenses and liabilities	1,164	760

Total liabilities	477,047	378,463

Commitments and contingencies (Notes 7 and 11)
NET ASSETS
Common stock, $0.01 par value; 200,000,000 shares authorized; 27,895,411 shares and 17,932,697 shares, respectively, issued and outstanding	279	179
Paid-in capital in excess of par value	544,712	351,636
Subscribed but unissued shares	24,038	—
Subscriptions receivable	(24,038)	—
Offering costs	(74)	(74)
Accumulated net investment income (loss), net of cumulative dividends of $47,567 and $18,162, respectively	(9,034)	(4,388)
Accumulated net realized gain (loss)	1,095	(57)
Accumulated net unrealized appreciation (depreciation)	(6,294)	(9,039)

Total net assets	$530,684	$338,257

NET ASSETS PER SHARE	$19.02	$18.86

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollar amounts in thousands, except per share data)

(unaudited)

	For the three month periods ended		For the nine month periods ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Investment income:
Interest income from non-controlled/non-affiliated investments	$19,601	$10,522	$48,505	$27,099

Total investment income	19,601	10,522	48,505	27,099

Expenses:
Base management fees (Note 4)	3,679	1,782	9,482	4,228
Incentive fees (Note 4)	2,584	1,232	6,190	3,321
Professional fees	453	354	1,302	1,547
Administrative service fees (Note 4)	152	84	452	559
Interest expense (Notes 5 and 6)	2,658	1,135	6,567	2,118
Credit facility fees (Note 5)	522	510	1,396	2,566
Directors’ fees and expenses	109	105	316	290
Transfer agency fees	46	31	139	91
Trustee fees	21	—	21	—
Other general and administrative	270	177	1,042	507

Total expenses	10,494	5,410	26,907	15,227
Waiver of base management fees (Note 4)	1,227	594	3,161	1,409

Net expenses	9,267	4,816	23,746	13,818

Net investment income (loss)	10,334	5,706	24,759	13,281
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments:
Net realized gain (loss) on investments—non-controlled/non-affiliated	823	(45)	1,152	146
Net change in unrealized appreciation (depreciation) on investments—non-controlled/non-affiliated	(1,504)	(4,724)	2,745	(3,882)

Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	(681)	(4,769)	3,897	(3,736)

Net increase (decrease) in net assets resulting from operations	$9,653	$937	$28,656	$9,545

Basic and diluted earnings per common share (Note 8)	$0.35	$0.07	$1.23	$0.78

Weighted-average shares of common stock outstanding—Basic and Diluted (Note 8)	27,219,231	12,989,929	23,314,654	12,213,875

Dividends declared per common share (Note 8)	$0.42	$0.44	$1.16	$0.90

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(dollar amounts in thousands)

(unaudited)

	For the nine month periods ended
	September 30, 2015	September 30, 2014
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$24,759	$13,281
Net realized gain (loss) on investments—non-controlled/non-affiliated	1,152	146
Net change in unrealized appreciation (depreciation) on investments—non-controlled/non-affiliated	2,745	(3,882)

Net increase (decrease) in net assets resulting from operations	28,656	9,545

Capital transactions:
Common stock issued	193,092	78,262
Reinvestment of dividends	84	15
Dividends declared (Note 11)	(29,405)	(11,886)

Net increase (decrease) in net assets resulting from capital share transactions	163,771	66,391

Net increase (decrease) in net assets	192,427	75,936

Net assets at beginning of period	338,257	186,002

Net assets at end of period	$530,684	$261,938

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollar amounts in thousands)

(unaudited)

	For the nine month periods ended
	September 30, 2015	September 30, 2014
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$28,656	$9,545
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	782	1,581
Net accretion of discount on securities	(2,224)	(885)
Net realized (gain) loss on investments—non-controlled/non-affiliated	(1,152)	(146)
Net change in unrealized (appreciation) depreciation on investments—non-controlled/non-affiliated	(2,745)	3,882
Cost of investments purchased and change in payable for investments purchased	(524,723)	(373,365)
Proceeds from sales and repayments of investments	198,431	89,515
Changes in operating assets:
Interest receivable	1,693	(2,110)
Prepaid expenses and other assets	80	(48)
Changes in operating liabilities:
Due to Investment Adviser	7	(13)
Interest and credit facility fees payable	1,438	371
Base management and incentive fees payable	2,580	3,883
Administrative service fees payable	27	(56)
Other accrued expenses and liabilities	404	78

Net cash provided by (used in) operating activities	(296,746)	(267,768)

Cash flows from financing activities:
Proceeds from issuance of common stock	193,092	78,262
Borrowings on Revolving Credit Facility and Facility	320,200	277,926
Repayments of Revolving Credit Facility and Facility	(449,183)	(112,465)
Proceeds from issuance of 2015-1 Notes	273,000	—
Debt issuance costs paid	(2,507)	(1,959)
Dividends paid in cash	(23,927)	(5,915)

Net cash provided by (used in) financing activities	310,675	235,849

Net increase (decrease) in cash	13,929	(31,919)
Cash, beginning of period	8,754	42,010

Cash, end of period	$22,683	$10,091

Supplemental disclosures:
Offering expenses and financing costs due	$60	$—
Interest paid during the period	$5,080	$1,643
Dividends declared during the period	$29,405	$11,886
Reinvestment of dividends	$84	$15

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of September 30, 2015

(dollar amounts in thousands)

(unaudited)

Investments—non-controlled/non-affiliated (1)	Industry	Interest Rate	Maturity Date	Acquisition Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
First Lien Debt (73.82%)
Access CIG, LLC (2) (3) (4) (13)	Business Services	6.00%	10/17/2021	10/16/2014	$18,569	$18,430	$18,560	3.50%
AF Borrower LLC (Accuvant) (2) (3) (5) (13)	High Tech Industries	6.25	1/28/2022	12/15/2014	16,318	16,089	16,209	3.05
Alpha Packaging Holdings, Inc. (2) (3) (4) (13)	Containers, Packaging & Glass	5.25	5/12/2020	5/12/2014	11,409	11,398	11,230	2.12
Anaren, Inc. (2) (3) (4) (13)	Telecommunications	5.50	2/18/2021	2/18/2014	11,410	11,320	11,281	2.13
APX Group, Inc. (5) (8)	Consumer Services	6.38	12/1/2019	10/15/2014	10,000	9,736	9,600	1.81
Audax AAMP Holdings, Inc. (2) (3) (4) (13)	Durable Consumer Goods	6.50	6/24/2017	5/22/2015	11,175	11,092	11,127	2.10
Blue Bird Body Company (2) (3) (4) (8) (13)	Transportation: Consumer	6.50	6/27/2020	7/22/2014	9,631	9,227	9,572	1.80
Brooks Equipment Company, LLC (2) (3) (4) (13)	Construction & Building	6.75	8/29/2020	8/29/2014	7,356	7,304	7,343	1.38
Capstone Logistics Acquisition, Inc. (2) (3) (4) (13)	Transportation: Cargo	5.50	10/7/2021	10/3/2014	19,850	19,676	19,356	3.65
Captive Resources Midco, LLC (2) (3) (4) (5) (9) (13)	Banking, Finance, Insurance & Real Estate	6.75	6/30/2020	6/30/2015	29,925	29,435	29,824	5.62
Castle Management Borrower LLC (Highgate Hotels L.P.) (2) (3) (4) (13)	Hotel, Gaming & Leisure	5.50	9/18/2020	10/10/2014	9,903	9,828	9,669	1.82
Central Security Group, Inc. (2) (3) (4) (13)	Consumer Services	6.25	10/6/2020	10/3/2014	24,812	24,493	24,177	4.56
CRCI Holdings Inc. (CLEAResult Consulting, Inc.) (2) (3) (4) (13)	Utilities: Electric	5.25	7/10/2019	7/29/2014	5,925	5,906	5,834	1.10
Dent Wizard International Corporation (2) (3) (4) (13)	Automotive	5.75	4/7/2020	4/28/2015	7,980	7,943	7,929	1.49
Emerging Markets Communications LLC (2) (3) (5) (13)	Telecommunications	6.75	7/1/2021	7/9/2015	17,955	16,188	17,506	3.30
EP Minerals, LLC (2) (3) (4) (13)	Metals & Mining	5.50	8/20/2020	8/20/2014	10,395	10,353	10,302	1.94
FCX Holdings Corp. (2) (3) (4) (13)	Capital Equipment	5.50	8/4/2020	8/4/2014	10,072	10,066	9,941	1.87
Genex Holdings, Inc. (2) (3) (13)	Banking, Finance, Insurance & Real Estate	5.25	5/30/2021	5/22/2014	4,254	4,237	4,236	0.80
Green Energy Partners/Stonewall LLC (2) (3) (5) (10) (13)	Energy: Electricity	6.50	11/13/2021	11/12/2014	8,300	8,152	8,246	1.55
Indra Holdings Corp. (Totes Isotoner) (2) (3) (5) (13)	Non-durable Consumer Goods	5.25	5/1/2021	4/29/2014	14,813	14,692	14,481	2.73
Jackson Hewitt Inc. (2) (3) (4) (13)	Retail	8.00	7/30/2020	7/24/2015	14,800	14,514	14,813	2.79
Language Line LLC (2) (3) (4)	Telecommunications	6.50	7/7/2021	7/1/2015	25,000	24,760	25,043	4.72
Miller Heiman, Inc. (2) (3) (4) (13)	Business Services	6.75	9/30/2019	10/1/2013	19,219	19,014	18,458	3.48
MSX International, Inc. (2) (3) (4) (13)	Automotive	6.00	8/21/2020	8/18/2014	10,058	9,975	10,058	1.90
National Technical Systems, Inc. (2) (3) (4) (5) (13) (14)	Aerospace & Defense	7.00	6/12/2021	6/12/2015	26,000	25,659	25,742	4.85
NES Global Talent Finance US LLC (United Kingdom) (2) (3) (4) (8) (13)	Energy: Oil & Gas	6.50	10/3/2019	10/2/2013	11,953	11,783	11,585	2.18
Novetta, LLC (2) (3) (4) (13)	Aerospace & Defense	6.00	10/2/2020	11/19/2014	12,098	12,003	12,098	2.28
Paradigm Acquisition Corp. (2) (3) (5) (13)	Business Services	6.00	6/2/2022	6/2/2015	23,541	23,202	23,129	4.36

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of September 30, 2015

(dollar amounts in thousands)

(unaudited)

Investments—non-controlled/non-affiliated (1)	Industry	Interest Rate	Maturity Date	Acquisition Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
First Lien Debt (73.82%) (continued)
Pelican Products, Inc. (2) (3) (4) (13)	Containers, Packaging & Glass	5.25%	4/11/2020	4/8/2014	$7,837	$7,853	$7,656	1.44%
Plano Molding Company, LLC (2) (3) (5) (13)	Hotel, Gaming & Leisure	7.00	5/12/2021	5/1/2015	22,543	22,342	22,559	4.25
Product Quest Manufacturing LLC (2) (3) (4) (5) (12)	Containers, Packaging & Glass	6.75	9/9/2020	9/9/2015	28,000	27,456	28,045	5.28
Prowler Acquisition Corp. (Pipeline Supply and Service, LLC) (2) (3) (4)	Wholesale	5.50	1/28/2020	1/24/2014	10,939	10,860	9,822	1.85
PSC Industrial Holdings Corp (2) (3) (4) (13)	Environmental Industries	5.75	12/5/2020	12/5/2014	11,910	11,807	11,791	2.22
PSI Services LLC (2) (3) (4) (12)	Business Services	8.00	2/27/2021	2/27/2015	18,000	17,508	18,844	3.55
SolAero Technologies Corp. (2) (3) (4)	Telecommunications	5.75	12/10/2020	12/9/2014	11,039	10,951	10,901	2.06
SolAero Technologies Corp. (2) (3) (13)	Telecommunications	6.25	12/10/2020	5/1/2015	9,283	9,196	9,239	1.74
Synarc-Biocore Holdings, LLC (2) (3) (4) (13)	Healthcare & Pharmaceuticals	5.50	3/10/2021	3/6/2014	13,298	13,191	12,742	2.40
Systems Maintenance Services Holding, Inc. (2) (3) (13)	High Tech Industries	5.00	10/18/2019	10/18/2013	2,198	2,192	2,169	0.41
TASC, Inc. (2) (3) (4) (8) (13)	Aerospace & Defense	7.00	5/23/2020	12/17/2014	19,005	18,313	18,957	3.57
Teaching Strategies, LLC (2) (3) (4) (13)	Media: Advertising, Printing & Publishing	6.00	10/1/2019	2/5/2015	14,215	14,162	14,229	2.68
The Hilb Group, LLC (2) (3) (5) (12) (13) (15)	Banking, Finance, Insurance & Real Estate	6.75	6/24/2021	6/24/2015	22,600	21,968	23,424	4.42
The Hygenic Corporation (Performance Health) (2) (3) (4) (13)	Non-durable Consumer Goods	6.00	10/11/2020	2/27/2015	15,960	15,752	15,805	2.98
The SI Organization, Inc. (2) (3) (4) (13)	Aerospace & Defense	5.75	11/23/2019	5/16/2014	8,801	8,735	8,799	1.66
The Topps Company, Inc. (2) (3) (4) (13)	Non-durable Consumer Goods	7.25	10/2/2018	10/1/2013	11,424	11,350	11,424	2.15
TruckPro, LLC (2) (3) (4) (13)	Automotive	5.75	8/6/2018	8/6/2013	9,781	9,742	9,707	1.83
U.S. Farathane, LLC (2) (3) (4) (13)	Automotive	6.75	12/23/2021	2/6/2015	16,026	15,730	16,051	3.02
Vetcor Professional Practices, LLC (2) (3) (4) (5) (13) (16)	Consumer Services	7.00	4/20/2021	5/19/2015	8,379	8,273	8,458	1.59
Violin Finco S.A.R.L. (Alexander Mann Solutions) (United Kingdom) (2) (3) (4) (8) (13)	Business Services	5.75	12/20/2019	12/18/2013	11,284	11,204	11,284	2.13
Vistage Worldwide Inc. (2) (3) (4) (13)	Business Services	6.50	8/19/2021	8/13/2015	30,000	29,704	29,937	5.64
Vitera Healthcare Solutions, LLC (2) (3) (4) (13)	Healthcare & Pharmaceuticals	6.00	11/4/2020	11/1/2013	9,461	9,390	9,337	1.76
Zest Holdings, LLC (2) (3) (4) (13)	Durable Consumer Goods	5.00	8/16/2020	8/18/2014	11,719	11,719	11,719	2.21

First Lien Debt Total						$715,873	$720,248	135.72%

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of September 30, 2015

(dollar amounts in thousands)

(unaudited)

Investments—non-controlled/non-affiliated (1)	Industry	Interest Rate	Maturity Date	Acquisition Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
Second Lien Debt (20.42%)
AF Borrower LLC (Accuvant) (2) (3) (5)	High Tech Industries	10.00%	1/28/2023	12/15/2014	$8,000	$7,925	$7,946	1.50%
Allied Security Holdings LLC (2) (3) (5) (13)	Business Services	8.00	8/14/2021	9/25/2014	8,000	7,947	7,880	1.48
AmeriLife Group, LLC (2) (3) (5)	Banking, Finance, Insurance &Real Estate	9.75	1/10/2023	7/9/2015	20,000	19,610	19,954	3.76
Ascensus, Inc. (2) (3) (4)	Banking, Finance, Insurance &Real Estate	9.00	12/2/2020	12/2/2013	8,000	7,905	8,000	1.51
Berlin Packaging L.L.C. (2) (3) (5) (13)	Containers, Packaging & Glass	7.75	10/1/2022	9/24/2014	9,200	9,137	8,936	1.68
Charter NEX US Holdings, Inc. (2) (3) (5) (13)	Chemicals, Plastics & Rubber	9.25	2/5/2023	1/30/2015	10,000	9,861	9,600	1.81
Confie Seguros Holding II Co. (2) (3) (5)	Banking, Finance, Insurance & Real Estate	10.25	5/8/2019	6/29/2015	12,000	11,889	11,940	2.24
Creganna Finance (US) LLC (Ireland) (2) (3) (5) (8)	Healthcare & Pharmaceuticals	9.00	6/1/2022	11/20/2014	9,900	9,811	9,851	1.86
DiversiTech Corporation (2) (3) (5) (13)	Capital Equipment	9.00	11/19/2022	5/19/2015	8,400	8,291	8,240	1.55
Drew Marine Group Inc. (2) (3) (4) (5)	Chemicals, Plastics & Rubber	8.00	5/19/2021	11/19/2013	12,500	12,477	12,075	2.28
Genex Holdings, Inc. (2) (3) (5)	Banking, Finance, Insurance & Real Estate	8.75	5/30/2022	5/22/2014	7,990	7,903	7,804	1.47
Genoa, a QoL Healthcare Company, LLC (2) (3) (5) (13)	Retail	8.75	4/30/2023	4/21/2015	9,900	9,804	9,728	1.83
Institutional Shareholder Services Inc. (2) (3) (5) (13)	Banking, Finance, Insurance & Real Estate	8.50	4/30/2022	4/30/2014	12,500	12,394	12,143	2.29
Jazz Acquisition, Inc. (Wencor) (2) (3) (5) (13)	Aerospace & Defense	7.75	6/19/2022	6/25/2014	6,700	6,673	6,093	1.15
Landslide Holdings, Inc. (LANDesk Software) (2) (3) (13)	Software	8.25	2/25/2021	2/25/2014	3,500	3,479	3,221	0.61
MRI Software, LLC (2) (3) (5)	Software	9.00	6/23/2022	6/19/2015	11,250	11,089	11,036	2.08
Phillips-Medisize Corporation (2) (3) (5) (13)	Chemicals, Plastics & Rubber	8.25	6/16/2022	6/13/2014	5,000	4,957	4,944	0.93
Power Stop, LLC (5) (17)	Automotive	11.00	5/29/2022	5/29/2015	10,000	9,807	10,010	1.89
Prime Security Services Borrower, LLC (Protection One Inc.) (2) (3) (5)	Consumer Services	9.75	7/1/2022	6/19/2015	6,700	6,605	6,610	1.25
Prowler Acquisition Corp. (Pipeline Supply and Service, LLC) (2) (3) (5)	Wholesale	9.50	7/28/2020	1/24/2014	3,000	2,952	2,513	0.47
Systems Maintenance Services Holding, Inc. (2) (3) (4)	High Tech Industries	9.25	10/18/2020	10/18/2013	6,000	5,958	5,959	1.12
TASC, Inc. (5) (8)	Aerospace & Defense	12.00	5/23/2021	12/17/2014	6,000	5,888	6,050	1.14
Vitera Healthcare Solutions, LLC (2) (3) (4)	Healthcare & Pharmaceuticals	9.25	11/4/2021	11/1/2013	2,000	1,975	1,875	0.35
Watchfire Enterprises, Inc. (2) (3) (5) (13)	Media: Advertising, Printing & Publishing	9.00	10/2/2021	10/2/2013	7,000	6,921	6,880	1.30

Second Lien Debt Total						$201,258	$199,288	37.55%

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of September 30, 2015

(dollar amounts in thousands)

(unaudited)

Investments—non-controlled/non-affiliated (1)	Industry	Maturity Date	Acquisition Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
Structured Finance Obligations (5.52%) (5) (8) (11)
1776 CLO I, Ltd., Subordinated Notes	Structured Finance	5/8/2020	2/27/2014	$11,750	$8,507	$5,757	1.08%
AIMCO CLO, Series 2014-A, Class F, 5.47% (2)	Structured Finance	7/20/2026	5/12/2014	2,700	2,365	1,944	0.37
AIMCO CLO, Series 2014-A, Subordinated Notes	Structured Finance	7/20/2026	5/12/2014	11,500	8,859	7,107	1.34
Ares XXVIII CLO Ltd., Subordinated Notes	Structured Finance	10/17/2024	10/10/2013	7,000	4,693	3,920	0.74
Babson CLO Ltd. 2005-I, Subordinated Notes	Structured Finance	4/15/2019	7/16/2013	7,632	432	185	0.04
CIFC Funding 2007-III, Ltd., Income Notes	Structured Finance	7/26/2021	5/20/2014	6,500	3,008	2,990	0.56
Clydesdale CLO 2005, Ltd., Subordinated Notes	Structured Finance	12/6/2017	7/15/2013	5,750	—	10	0.00
Flagship VII Limited, Subordinated Notes	Structured Finance	1/20/2026	12/18/2013	7,000	5,172	4,081	0.77
ING IM CLO 2012-1 LLC, Preferred Shares	Structured Finance	3/14/2022	12/5/2014	7,610	4,779	4,699	0.89
ING IM CLO 2012-1 LLC, Subordinated Notes	Structured Finance	3/14/2022	12/5/2014	2,500	1,570	1,544	0.29
MSIM Peconic Bay, Ltd., Subordinated Notes	Structured Finance	7/20/2019	10/22/2013	4,500	1,073	1,125	0.21
Nautique Funding Ltd., Income Notes	Structured Finance	4/15/2020	2/24/2014	5,000	2,808	2,600	0.49
Steele Creek CLO 2014-I, LLC, Subordinated Notes	Structured Finance	8/21/2026	7/18/2014	18,000	13,924	12,600	2.37
Venture VI CDO Limited, Preference Shares	Structured Finance	8/3/2020	4/17/2014	7,000	3,578	3,553	0.67
Westwood CDO I, Ltd., Subordinated Notes	Structured Finance	3/25/2021	4/30/2015	4,000	1,912	1,710	0.32

Structured Finance Obligations Total					$62,680	$53,825	10.14%

Investments—non-controlled/non-affiliated (1)	Industry	Acquisition Date	Par/ Principal Amount	Cost	Fair Value (7)	Percentage of Net Assets
Equity Investments (0.24%) (5)
Power Stop, LLC	Automotive	5/29/2015	$7	$715	$711	0.14%
The Hilb Group, LLC	Banking, Finance, Insurance & Real Estate	6/24/2015	1,500	1,500	1,660	0.31

Equity Investments Total				$2,215	$2,371	0.45%

Total Investments—non-controlled/non-affiliated				$982,026	$975,732	183.86%

(1)

Unless otherwise indicated, issuers of debt and equity investments held by Carlyle GMS Finance, Inc. (“GMS Finance” or the “Company”) are domiciled in the United States and issuers of structured finance obligations are domiciled in the Cayman Islands. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of September 30, 2015, the Company does not “control” any of these portfolio

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of September 30, 2015

(dollar amounts in thousands)

(unaudited)

companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of September 30, 2015, the Company is not an “affiliated person” of any of these portfolio companies.
(2)	Variable rate loans to the portfolio companies and variable rate notes of structured finance obligations bear interest at a rate that may be determined by reference to either LIBOR or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), which generally resets quarterly. For each such loan and note, the Company has provided the interest rate in effect as of September 30, 2015.
(3)	Loan includes interest rate floor feature.
(4)	Denotes that all or a portion of the assets are owned by the Company’s wholly owned subsidiary, Carlyle GMS Finance SPV LLC (the “Borrower Sub”). The Borrower Sub has a senior secured revolving credit facility (as amended, the “Revolving Credit Facility”). The lenders of the Revolving Credit Facility have a first lien security interest in substantially all of the assets of the Borrower Sub (see Note 5, Borrowings) and such assets are assets of the Borrower Sub to satisfy obligations of the Borrower Sub under the Revolving Credit Facility and are not available to creditors of the Company or Carlyle GMS Finance MM CLO 2015-1 LLC (the “2015-1 Issuer”), a wholly-owned and consolidated subsidiary of the Company.
(5)	Denotes that all or a portion of the assets are owned by the Company. The Company has a senior secured revolving credit facility (as amended, the “Facility”), which was subsequently amended on January 8, 2015. The lenders of the Facility have a perfected first-priority security interest in substantially all of the portfolio investments held by the Company (see Note 5, Borrowings).
(6)	Amortized cost represents original cost, including origination fees, adjusted for the accretion/amortization of discounts/premiums, as applicable, on debt investments using the effective interest method. Equity tranche collateralized loan obligation (“CLO”) fund investments, which are referred to as “structured finance obligations”, are recorded at amortized cost using the effective interest method.
(7)	Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (Notes 2 and 3), pursuant to the Company’s valuation policies.
(8)	The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(9)	Captive Resources Midco, LLC has an undrawn delayed draw term loan of $3,125 par value at LIBOR + 5.75%, 1.00% floor, and an undrawn revolver of $1,875 par value at LIBOR + 5.75%, 1.00% floor. An unused rate of 1.25% and 0.50% is charged on the delayed draw term loan and revolver principal, respectively, while undrawn.
(10)	Green Energy Partners/Stonewall LLC has an undrawn delayed draw term loan of $8,300 par value at LIBOR + 5.50%, 1.00% floor. An unused rate of 3.00% is charged on the principal while undrawn.
(11)	As of September 30, 2015, the Company has a greater than 25% but less than 50% equity or subordinated notes ownership interest in certain structured finance obligations. These investments have governing documents that preclude the Company from controlling management of the entity and therefore the Company has determined that the issuer of the investment is not a controlled affiliate or a non-controlled affiliate because the investments are not “voting securities”.
(12)	In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company is entitled to receive additional interest as a result of an agreement among lenders. Pursuant to the agreement among lenders, this investment represents a “last out” first lien loan, which has a secondary priority behind the “first out” first lien loan with respect to principal, interest and other payments.
(13)	Denotes that all or a portion of the assets secures the notes offered in connection with a $400 million term debt securitization completed by the Company on June 26, 2015 (see Note 6, 2015-1 Notes). These assets are owned by the 2015-1 Issuer, and are not available to the creditors of the Borrower Sub or the Company.
(14)	National Technical Systems, Inc. has an undrawn delayed draw term loan of $4,469 par value at LIBOR + 6.00%, 1.00% floor, and an undrawn revolver of $2,031 par value at LIBOR + 6.00%, 1.00% floor. An unused rate of 1.00% and 0.50% is charged on the delayed draw term loan and revolver principal, respectively, while undrawn.
(15)	The Hilb Group, LLC has an undrawn delayed draw term loan of $10,892 par value at LIBOR + 5.75%, 1.00% floor. An unused rate of 1.00% is charged on the principal while undrawn.
(16)	Vetcor Professional Practices LLC has an undrawn delayed draw term loan of $4,200 par value at LIBOR + 6.00%, 1.00% floor. An unused rate of 1.00% is charged on the principal while undrawn.
(17)	Represents a corporate mezzanine loan, which is subordinated to senior secured term loans of the portfolio company.

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of September 30, 2015

(dollar amounts in thousands)

(unaudited)

As of September 30, 2015, investments—non-controlled/non-affiliated at fair value consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$715,873	$720,248	73.82%
Second Lien Debt	201,258	199,288	20.42
Structured Finance Obligations	62,680	53,825	5.52
Equity Investments	2,215	2,371	0.24

Total	$982,026	$975,732	100.00%

The industrial composition of investments—non-controlled/non-affiliated at fair value as of September 30, 2015 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$77,271	$77,739	7.97%
Automotive	53,912	54,466	5.58
Banking, Finance, Insurance & Real Estate	116,841	118,985	12.19
Business Services	127,009	128,092	13.13
Capital Equipment	18,357	18,181	1.86
Chemicals, Plastics & Rubber	27,295	26,619	2.73
Construction & Building	7,304	7,343	0.75
Consumer Services	49,107	48,845	5.01
Containers, Packaging & Glass	55,844	55,867	5.73
Durable Consumer Goods	22,811	22,846	2.34
Energy: Electricity	8,152	8,246	0.85
Energy: Oil & Gas	11,783	11,585	1.19
Environmental Industries	11,807	11,791	1.21
Healthcare & Pharmaceuticals	34,367	33,805	3.46
High Tech Industries	32,164	32,283	3.31
Hotel, Gaming & Leisure	32,170	32,228	3.30
Media: Advertising, Printing & Publishing	21,083	21,109	2.16
Metals & Mining	10,353	10,302	1.06
Non-durable Consumer Goods	41,794	41,710	4.27
Retail	24,318	24,541	2.52
Software	14,568	14,257	1.46
Structured Finance	62,680	53,825	5.52
Telecommunications	72,415	73,970	7.58
Transportation: Cargo	19,676	19,356	1.98
Transportation: Consumer	9,227	9,572	0.98
Utilities: Electric	5,906	5,834	0.60
Wholesale	13,812	12,335	1.26

Total	$982,026	$975,732	100.00%

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of September 30, 2015

(dollar amounts in thousands)

(unaudited)

The geographical composition of investments—non-controlled/non-affiliated at fair value as of September 30, 2015 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Cayman Islands	$62,680	$53,825	5.52%
Ireland	9,811	9,851	1.01
United Kingdom	22,987	22,869	2.34
United States	886,548	889,187	91.13

Total	$982,026	$975,732	100.00%

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

CARLYLE GMS FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of December 31, 2014

(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)	Industry	Interest Rate	Maturity Date	Acquisition Date	Par Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
Second Lien Debt (15.44%) (continued)
Prowler Acquisition Corp. (Pipeline Supply and Service, LLC) (2) (3) (5)	Wholesale	9.50%	7/28/2020	1/24/2014	$3,000	$2,947	$2,816	0.83%
Systems Maintenance Services Holding, Inc. (2) (3) (4)	High Tech Industries	9.25	10/18/2020	10/18/2013	6,000	5,953	5,830	1.72
TASC, Inc (5) (8)	Aerospace & Defense	12.00	5/23/2021	12/17/2014	6,000	5,880	6,060	1.79
Vitera Healthcare Solutions, LLC (2) (3) (5)	Healthcare & Pharmaceuticals	9.25	11/4/2021	11/1/2013	2,000	1,973	1,929	0.57
Watchfire Enterprises, Inc. (2) (3) (5)	Media: Advertising, Printing &Publishing	9.00	10/2/2021	10/2/2013	7,000	6,914	6,682	1.98

Second Lien Debt Total						$111,261	$107,874	31.89%

Investments—non-controlled/non-affiliated (1)	Industry	Maturity Date	Acquisition Date	Par Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
Structured Finance Obligations (10.88%) (5) (8) (11)
1776 CLO I, Ltd., Subordinated Notes	Structured Finance	5/8/2020	2/27/2014	$11,750	$10,106	$8,813	2.61%
AIMCO CLO, Series 2014-A, Class F, 5.47% (2)	Structured Finance	7/20/2026	5/12/2014	2,700	2,350	2,187	0.65
AIMCO CLO, Series 2014-A, Subordinated Notes	Structured Finance	7/20/2026	5/12/2014	11,500	9,732	9,832	2.91
Ares XXVIII CLO Ltd., Subordinated Notes	Structured Finance	10/17/2024	10/10/2013	7,000	5,242	5,278	1.56
Babson CLO Ltd. 2005-I, Subordinated Notes	Structured Finance	4/15/2019	7/16/2013	7,632	432	161	0.05
Blackrock Senior Income Series V, Limited, Subordinated Notes (Ireland)	Structured Finance	8/13/2019	3/11/2014	4,600	2,592	2,521	0.75
CIFC Funding 2007-III, Ltd., Income Notes	Structured Finance	7/26/2021	5/20/2014	6,500	3,525	3,510	1.04
Clydesdale CLO 2005, Ltd., Subordinated Notes	Structured Finance	12/6/2017	7/15/2013	5,750	—	10	0.00
Flagship VII Limited, Subordinated Notes	Structured Finance	1/20/2026	12/18/2013	7,000	5,823	5,628	1.66
GoldenTree Loan Opportunities V, Limited, Subordinated Notes	Structured Finance	10/18/2021	10/11/2013	5,000	3,136	2,920	0.86
ING Investment Management CLO IV, Ltd., Preferred Shares	Structured Finance	6/14/2022	5/7/2014	8,925	5,327	5,690	1.68
ING IM CLO 2012-1 LLC, Preferred Shares	Structured Finance	3/14/2022	12/5/2014	3,500	2,367	2,494	0.74
ING IM CLO 2012-1 LLC, Subordinated Notes	Structured Finance	3/14/2022	12/5/2014	2,500	1,691	1,781	0.53
Landmark VIII, CLO Ltd., Income Notes	Structured Finance	10/19/2020	10/22/2013	8,600	3,603	3,337	0.99
MSIM Peconic Bay, Ltd., Subordinated Notes	Structured Finance	7/20/2019	10/22/2013	4,500	1,210	1,018	0.30
Nautique Funding Ltd., Income Notes	Structured Finance	4/15/2020	2/24/2014	5,000	2,991	2,980	0.88
Pacifica CDO V, Ltd., Subordinated Notes	Structured Finance	1/26/2020	3/28/2014	4,700	87	70	0.02
Steele Creek CLO 2014-I, LLC, Subordinated Notes	Structured Finance	8/21/2026	7/18/2014	18,000	15,030	14,040	4.15
Venture VI CDO Limited, Preference Shares	Structured Finance	8/3/2020	4/17/2014	7,000	3,746	3,731	1.09

Structured Finance Obligations Total					$78,990	$76,001	22.47%

Total Investments—non-controlled/non-affiliated					$707,701	$698,662	206.55%

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of December 31, 2014

(dollar amounts in thousands)

(1)	Unless otherwise indicated, issuers of debt investments held by GMS Finance are domiciled in the United States and issuers of structured finance obligations are domiciled in the Cayman Islands. Under the Investment Company Act, the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of December 31, 2014, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2014, the Company is not an “affiliated person” of any of these portfolio companies.
(2)	Variable rate loans to the portfolio companies and variable rate notes of structured finance obligations bear interest at a rate that may be determined by reference to either LIBOR or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), which generally resets quarterly. For each such loan and note, the Company has provided the interest rate in effect as of December 31, 2014.
(3)	Loan includes interest rate floor feature.
(4)	These assets are owned by the Borrower Sub. The Borrower Sub has the Revolving Credit Facility. The lenders of the Revolving Credit Facility have a first lien security interest in substantially all of the assets of the Borrower Sub (see Note 5, Borrowings) and such assets are assets of the Borrower Sub to satisfy obligations of the Borrower Sub under the Revolving Credit Facility and are not available to creditors of the Company.
(5)	These assets are owned by the Company. The Company has the Facility, which was subsequently amended on January 8, 2015. The lenders of the Facility have a perfected first-priority security interest in substantially all of the portfolio investments held by the Company. The lenders of the Facility also have a perfected first-priority security interest in the unfunded investor equity capital commitments (provided that the amount of unfunded capital commitments ultimately available to the lenders is limited to $100,000) and such security interest will be released once the Company receives equity capital contributions in an amount equal to $100,000 subsequent to January 8, 2015 (see Note 5, Borrowings).
(6)	Amortized cost represents original cost, including origination fees, adjusted for the accretion/amortization of discounts/premiums, as applicable, on debt investments using the effective interest method. Equity tranche structured finance obligations are recorded at amortized cost using an effective interest method.
(7)	Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (Notes 2 and 3), pursuant to the Company’s valuation policies.
(8)	The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(9)	Castle Management Borrower LLC (Highgate Hotels L.P.) has an undrawn delayed draw term loan of $1,200 par value at LIBOR + 4.50%, 1.00% floor. An unused rate of 1.00% is charged on the principal while undrawn. The delayed draw term loan is owned by the Company.
(10)	Green Energy Partners/Stonewall LLC has an undrawn delayed draw term loan of $8,300 par value at LIBOR + 5.50%, 1.00% floor. An unused rate of 3.00% is charged on the principal while undrawn.
(11)	As of December 31, 2014, the Company has a greater than 25% but less than 50% equity or subordinated notes ownership interest in certain structured finance obligations. These investments have governing documents that preclude the Company from controlling management of the entity and therefore the Company has determined that the issuer of the investment is not a controlled affiliate or a non-controlled affiliate because the investments are not “voting securities”.

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

September 30, 2015

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

The interim financial statements have been prepared in accordance with US GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with US GAAP are omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of consolidated financial statements for the interim period presented have been included. These adjustments are of a normal, recurring nature. This Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2014. The results of operations for the three month and nine month periods ended September 30, 2015 are not necessarily indicative of the operating results to be expected for the full year.

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

The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. As of September 30, 2015 and December 31, 2014 and for the three month and nine month periods ended September 30, 2015 and 2014, no loans in the portfolio contained PIK provisions.

Interest income from investments in the “equity” class of collateralized loan obligation (“CLO”) funds, which are included in “structured finance obligations”, is recorded based upon an estimation of an effective yield to expected maturity utilizing assumed cash flows in accordance with ASC 325-40, Beneficial Interests in

Securitized Financials Assets. We monitor the expected cash inflows from our CLO equity investments, including the expected residual payments and the effective yield is determined and updated at least quarterly. In estimating these cash flows, there are a number of assumptions that are subject to uncertainties, including the amount and timing of principal payments which are impacted by prepayments, repurchases, defaults, delinquencies and liquidations of or within the CLO funds. These uncertainties are difficult to predict and are subject to future events that could have impacted the Company’s estimates if the information was known at the time. As a result, actual results may differ significantly from these estimates. Interest income from investments in the notes of CLO funds, which are included in “structured finance obligations”, is recorded on an accrual basis.

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

Non-Accrual Income

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid current and, in management’s judgment, are likely to remain current. Management may not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2015 and December 31, 2014, and for the three month and nine month periods ended September 30, 2015 and 2014, no loans in the portfolio were on non-accrual status.

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

Deferred financing costs also include capitalized expenses including structuring and arrangement fees related to the offering of the 2015-1 Notes. Amortization of deferred financing costs for the 2015-1 Notes is computed on the effective yield method over the term of 2015-1 Notes. The amortization of such costs is included in interest expense in the accompanying Consolidated Statement of Operations for the three month and nine month periods ended September 30, 2015.

Organization and Offering Costs

The Company agreed to reimburse the Investment Adviser for initial organization and offering costs incurred on behalf of GMS Finance up to $1,500. As of September 30, 2015 and December 31, 2014, $1,500 of organization and offering costs had been incurred by GMS Finance and $57 of excess organization and offering costs had been incurred by the Investment Adviser. The $1,500 of incurred organization and offering costs are allocated to all stockholders based on their respective capital commitment and are re-allocated amongst all stockholders at the time of each capital drawdown subsequent to the Initial Closing. The Company’s organization costs incurred are expensed and the offering costs are charged against equity when incurred.

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

Capital Calls and Dividends and Distributions to Common Stockholders

The Company records the shares issued in connection with capital calls as of the effective date of the capital call. To the extent that the Company has taxable income available, the Company intends to make quarterly distributions to its common stockholders. Dividends and distributions to common stockholders are recorded on the record date. The amount to be distributed is determined by the Board of Directors each quarter and is generally based upon the taxable earnings estimated by management and available cash. Net realized capital gains, if any, are generally distributed at least annually, although the Company may decide to retain such capital gains for investment.

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

Recent Accounting Standards Updates

On April 7, 2015, the Financial Accounting Standards Board issued ASU 2015-3, Interest—Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-3”). ASU 2015-3 requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts and premiums. This guidance is effective for the Company on January 1, 2016 and the ASU requires the guidance to be applied on a retrospective basis. This guidance is not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

In August 2015, the Financial Accounting Standards Board issued ASU 2015-15, Interest—Imputation of Interest (Sub-topic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”). ASU 2015-03 does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. This guidance is effective for the Company on January 1, 2016 and is not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

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

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of September 30, 2015 and December 31, 2014.

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

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the three month and nine month periods ended September 30, 2015 and 2014, there were no transfers between levels.

The following tables summarize the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of September 30, 2015 and December 31, 2014:

	September 30, 2015
	Level I	Level II	Level III	Total
Assets
First Lien Debt	$—	$9,600	$710,648	$720,248
Second Lien Debt	—	—	199,288	199,288
Structured Finance Obligations	—	—	53,825	53,825
Equity Investments	—	—	2,371	2,371

Total	$—	$9,600	$966,132	$975,732

	December 31, 2014
	Level I	Level II	Level III	Total
Assets
First Lien Debt	$—	$9,575	$505,212	$514,787
Second Lien Debt	—	—	107,874	107,874
Structured Finance Obligations	—	—	76,001	76,001

Total	$—	$9,575	$689,087	$698,662

The changes in the Company’s investments at fair value for which the Company has used Level III inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level III investments still held are as follows:

		Financial Assets For the three month period ended September 30, 2015
	First Lien Debt	Second Lien Debt	Structured Finance Obligations	Equity Investments	Total
Balance, beginning of period	$651,606	$177,811	$71,170	$2,215	$902,802
Purchases	113,246	21,612	—	—	134,858
Sales	(5,610)	—	(11,509)	—	(17,119)
Paydowns	(52,547)	—	(2,282)	—	(54,829)
Accretion of discount	930	52	6	—	988
Net realized gains (losses)	(11)	—	834	—	823
Net change in unrealized appreciation (depreciation)	3,034	(187)	(4,394)	156	(1,391)

Balance, end of period	$710,648	$199,288	$53,825	$2,371	$966,132

Net change in unrealized appreciation (depreciation) included in earnings related to investments still held as of September 30, 2015 included in net change in unrealized appreciation (depreciation) on investments non-controlled/non-affiliated on the Consolidated Statements of Operations	$3,110	$(187)	$(4,463)	$156	$(1,384)

	Financial Assets For the three month period ended September 30, 2014
	First Lien Debt	Second Lien Debt	Structured Finance Obligations	Total
Balance, beginning of period	$273,899	$71,138	$73,574	$418,611
Purchases	88,560	13,215	22,062	123,837
Sales	—	—	(4,133)	(4,133)
Paydowns	(28,750)	—	(1,365)	(30,115)
Accretion of discount	347	14	6	367
Net realized gains (losses)	—	—	(45)	(45)
Net change in unrealized appreciation (depreciation)	(1,459)	(209)	(3,056)	(4,724)

Balance, end of period	$332,597	$84,158	$87,043	$503,798

Net change in unrealized appreciation (depreciation) included in earnings related to investments still held as of September 30, 2014 included in net change in unrealized appreciation (depreciation) on investments non-controlled/non-affiliated on the Consolidated Statements of Operations	$(1,103)	$(209)	$(3,138)	$(4,450)

		Financial Assets For the nine month period ended September 30, 2015
	First Lien Debt	Second Lien Debt	Structured Finance Obligations	Equity Investments	Total
Balance, beginning of period	$505,212	$107,874	$76,001	$—	$689,087
Purchases	367,222	89,884	10,059	2,215	469,380
Sales	(15,467)	—	(19,930)	—	(35,397)
Paydowns	(155,623)	—	(7,411)	—	(163,034)
Accretion of discount	2,047	113	16	—	2,176
Net realized gains (losses)	196	—	956	—	1,152
Net change in unrealized appreciation (depreciation)	7,061	1,417	(5,866)	156	2,768

Balance, end of period	$710,648	$199,288	$53,825	$2,371	$966,132

Net change in unrealized appreciation (depreciation) included in earnings related to investments still held as of September 30, 2015 included in net change in unrealized appreciation (depreciation) on investments non-controlled/non-affiliated on the Consolidated Statements of Operations	$5,728	$1,417	$(6,073)	$156	$1,228

	Financial Assets For the nine month period ended September 30, 2014
	First Lien Debt	Second Lien Debt	Structured Finance Obligations	Total
Balance, beginning of period	$141,676	$39,767	$31,364	$212,807
Purchases	258,776	50,568	74,013	383,357
Sales	—	(4,050)	(7,258)	(11,308)
Paydowns	(68,492)	(3,570)	(6,145)	(78,207)
Accretion of discount	779	100	6	885
Net realized gains (losses)	—	120	26	146
Net change in unrealized appreciation (depreciation)	(142)	1,223	(4,963)	(3,882)

Balance, end of period	$332,597	$84,158	$87,043	$503,798

Net change in unrealized appreciation (depreciation) included in earnings related to investments still held as of September 30, 2014 included in net change in unrealized appreciation (depreciation) on investments non-controlled/non-affiliated on the Consolidated Statements of Operations	$24	$1,197	$(4,959)	$(3,738)

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

The following tables summarize the quantitative information related to the significant unobservable inputs for Level III instruments which are carried at fair value as of September 30, 2015 and December 31, 2014:

	Fair Value as of September 30, 2015	Valuation Techniques	Significant Unobservable Inputs	Range		Weighted Average
				Low	High
Investments in First Lien Debt	$620,658	Discounted Cash Flow	Discount Rate	5.36%	11.56%	7.06%
	89,990	Consensus Pricing	Indicative Quotes	97.50	100.00	99.12

Total First Lien Debt	710,648

Investments in Second Lien Debt	139,987	Discounted Cash Flow	Discount Rate	9.12%	14.91%	9.98%
	59,301	Consensus Pricing	Indicative Quotes	97.13	99.50	98.69

Total Second Lien Debt	199,288

Investments in Structured Finance Obligations	51,686	Discounted Cash Flow	Discount Rate	14.60%	25.90%	17.79%
			Default Rate	0.10	2.00	0.84
			Prepayment Rate	16.48	50.00	26.08
			Recovery Rate	68.79	75.00	74.20
	2,139	Consensus Pricing	Indicative Quotes	0.18	72.00	65.64

Total Structured Finance Obligations	53,825

Investments in Equity	2,371	Income Approach	Discount Rate	10.61%	10.63%	10.62%
		Market Approach	Comparable Multiple	9.88x	11.09x	10.72x

Total Equity Investments	2,371

Total Level III Investments	$966,132

	Fair Value as of December 31, 2014	Valuation Techniques	Significant Unobservable Inputs	Range		Weighted Average
				Low	High
Investments in First Lien Debt	$469,796	Discounted Cash Flow	Discount Rate	5.23%	9.02%	6.33%
	35,416	Consensus Pricing	Indicative Quotes	98.50	99.33	98.71

Total First Lien Debt	505,212

Investments in Second Lien Debt	84,902	Discounted Cash Flow	Discount Rate	9.15%	11.32%	10.05%
	22,972	Consensus Pricing	Indicative Quotes	98.13	101.00	99.03

Total Second Lien Debt	107,874

Investments in Structured Finance Obligations	59,533	Discounted Cash Flow	Discount Rate	12.65%	15.80%	13.87%
			Default Rate	—	1.32	0.60
			Prepayment Rate	18.78	32.50	25.41
			Recovery Rate	67.54	75.00	73.28
	16,468	Consensus Pricing	Indicative Quotes	0.18	81.00	77.28

Total Structured Finance Obligations	76,001

Total Level III Investments	$689,087

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

Financial instruments disclosed but not carried at fair value

The following table presents the carrying value and fair value of the Company’s secured borrowings disclosed but not carried at fair value as of September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured borrowings	$179,458	$179,458	$308,441	$308,441

Total	$179,458	$179,458	$308,441	$308,441

The carrying values of the secured borrowings approximate their respective fair values and are categorized as Level III within the hierarchy. Secured borrowings are valued generally using discounted cash flow analysis. The significant unobservable inputs used in the fair value measurement of the Company’s secured borrowings are discount rates. Significant increases in discount rates would result in a significantly lower fair value measurement.

The following table represents the carrying values and fair values of the Company’s 2015-1 Notes disclosed but not carried at fair value as of September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Aaa/AAA Class A-1A Notes	$160,000	$157,043	$—	$—
Aaa/AAA Class A-1B Notes	40,000	39,418	—	—
Aaa/AAA Class A-1C Notes	27,000	26,817	—	—
Aa2 Class A-2 Notes	46,000	45,217	—	—

Total	$273,000	$268,495	$—	$—

The fair value determination was based on the market quotation(s) received from broker/dealer(s). These fair value measurements were based on significant inputs not observable and thus represent Level III measurements as defined in the accounting guidance for fair value measurement.

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

Prior to a Qualified IPO, the Company’s Investment Adviser intends to make (or require individual employees or entities in which employees own an interest to make) capital commitments to purchase shares of the Company’s common stock in an amount not to exceed 25% of each installment of the net after tax incentive fee that the Investment Adviser receives from the Company. For the three month and nine month periods ended September 30, 2015, incentive fee paid on pre-incentive fee net investment income resulted in new commitments of $274 by the Investment Adviser related to the after tax incentive. For the three month and nine month periods ended September 30, 2014, there was no incentive fee paid on pre-incentive fee net investment income or realized capital gains, therefore, no commitments were made and no shares were issued to the Investment Adviser related to the after tax incentive.

For the three month and nine month periods ended September 30, 2015, base management fees were $2,452 and $6,321, respectively (net of waiver of $1,227 and $3,161 respectively), incentive fees related to pre-incentive fee net investment income were $2,584 and $6,190, respectively, and there were no incentive fees related to realized capital gains. For the three month and nine month periods ended September 30, 2014, base management fees were $1,188 and $2,819, respectively (net of waiver of $594 and $1,409, respectively), incentive fees related to pre-incentive fee net investment income were $1,388 and $3,321, respectively, and there were no incentive fees related to realized capital gains. For the three month and nine month periods ended September 30, 2015, the Company recorded an accrued capital gains incentive fee of $0 and $0, respectively, based upon the cumulative net realized and unrealized appreciation (depreciation) as of September 30, 2015. For the three month and nine month periods ended September 30, 2014, the Company recorded an accrued capital gains incentive fee of $(156) and $0, respectively, based upon the cumulative net realized and unrealized appreciation (depreciation) as of September 30, 2014. The accrual for any capital gains incentive fee under US GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual.

As of September 30, 2015 and December 31, 2014, $8,899 and $6,319, respectively, was included in base management and incentive fees payable in the accompanying Consolidated Statements of Assets and Liabilities.

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

For the three month and nine month periods ended September 30, 2015, GMS Finance incurred $152 and $452, respectively, and for the three month and nine month periods ended September 30, 2014, GMS Finance incurred $84 and $559, respectively in fees under the Administrative Agreement, which were included in administrative service fees in the accompanying Consolidated Statements of Operations. As of September 30, 2015 and December 31, 2014, $118 and $91, respectively, was unpaid and included in administrative service fees payable in the accompanying Consolidated Statements of Assets and Liabilities.

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

For the three month and nine month periods ended September 30, 2015, fees incurred in connection with the Sub-Administration Agreement, which amounted to $134 and $353, respectively, were included in other general and administrative in the accompanying Consolidated Statements of Operations. For the three month and nine month periods ended September 30, 2014, fees incurred in connection with the Sub-Administration Agreement, which amounted to $61 and $141, respectively, were included in other general and administrative in the accompanying Consolidated Statements of Operations. As of September 30, 2015 and December 31, 2014, $141 and $80, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities

Placement Fees

On April 3, 2013, the Company entered into a placement fee arrangement with TCG Securities, L.L.C. (“TCG”), a licensed broker-dealer and an affiliate of the Investment Adviser, which may require stockholders to pay a placement fee to TCG for TCG’s services.

For the three month and nine month periods ended September 30, 2015, TCG earned placement fees of $2 and $4, respectively, from GMS Finance stockholders in connection with the issuance or sale of the Company’s common stock. For the three month and nine month periods ended September 30, 2014, TCG earned placement fees of $1 from GMS Finance stockholders in connection with the issuance or sale of the Company’s common stock.

Board of Directors

GMS Finance’s Board of Directors currently consists of seven members, four of whom are Independent Directors. On April 3, 2013, the Board of Directors also established an Audit Committee consisting of its Independent Directors, and may establish additional committees in the future. For the three month and nine month periods ended September 30, 2015, GMS Finance incurred $109 and $316, respectively, and for the three month and nine month periods ended September 30, 2014, GMS Finance incurred $105 and $290, respectively, in fees and expenses associated with its Independent Directors and Audit Committee. As of September 30, 2015 and December 31, 2014, $0 and $5, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities. As of September 30, 2015 and December 31, 2014, certain current directors had committed $1,541 and $1,500, respectively, in capital commitments to the Company.

5. BORROWINGS

In accordance with the Investment Company Act, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 200% after such borrowing. As of September 30, 2015 and December 31, 2014, asset coverage was 217.29% including the 2015-1 Notes, and 209.67%, respectively. During the nine month periods ended September 30, 2015, there were net secured borrowings of $320,200 under the Revolving Credit Facility and Facility and net repayments of $449,183 under the Revolving Credit Facility and Facility. During the nine month period ended September 30, 2014, there were net repayments of $102,461 under the Revolving Credit Facility and secured borrowings of $63,000 under the Facility. As of September 30, 2015 and December 31, 2014, there was $179,458 and $308,441, respectively, in secured borrowings outstanding.

Revolving Credit Facility

The Borrower Sub closed on May 24, 2013 on the Revolving Credit Facility, which was subsequently amended on June 30, 2014 (the “First Amendment”) and further amended on June 19, 2015.

Advances under the Revolving Credit Facility first became available once the Borrower Sub held at least $30,000 of minimum equity in its assets. The Revolving Credit Facility provides for secured borrowings during the applicable revolving period up to an amount equal to the lesser of $400,000, the borrowing base as calculated pursuant to the terms of the Revolving Credit Facility, and the amount of net cash proceeds and unpledged capital commitments the Company has received with an accordion feature that can, subject to certain conditions, increase the aggregate maximum credit commitment up to an amount not to exceed $750,000, subject to restrictions imposed on borrowings under the Investment Company Act and certain restrictions and conditions set forth in the Revolving Credit Facility, including adequate collateral to support such borrowings. The Revolving Credit Facility has a revolving period through May 24, 2018 and a maturity date of May 22, 2021. Borrowings under the Revolving Credit Facility bear interest initially at the applicable commercial paper rate (if the lender is a conduit lender) or LIBOR (or, if applicable, a rate based on the prime rate or federal funds rate) plus 1.90% per year during the revolving period, with pre-determined future interest rate increases of 1.00%-1.85% over the three years following the end of the revolving period. The Borrower Sub is also required to pay an undrawn commitment fee of between 0.25% and 0.75% per year depending on the usage of the Revolving Credit Facility. Payments under the Revolving Credit Facility are made quarterly. The lenders have a first lien security interest on substantially all of the assets of the Borrower Sub

As part of the Revolving Credit Facility, the Borrower Sub is subject to limitations as to how borrowed funds may be used and the types of loans that are eligible to be acquired by the Borrower Sub including, but not limited to, restrictions on sector and geographic concentrations, loan size, payment frequency, tenor and minimum investment ratings (or estimated ratings). In addition, borrowed funds are intended to be used primarily to purchase first lien loan assets, and the Borrower Sub is limited in its ability to purchase certain other assets (including, but not limited to, second lien loans, covenant-lite loans, revolving and delayed draw loans and discount loans) and other assets are not permitted to be purchased (including, but not limited to paid-in-kind loans and structured finance obligations). The Revolving Credit Facility has certain requirements relating to interest coverage, collateral quality and portfolio performance, including limitations on delinquencies and charge offs, certain violations of which could result in the acceleration of the amounts due under the Revolving Credit Facility. The Revolving Credit Facility is also subject to a borrowing base that applies different advance rates to assets held by the Borrower Sub based generally on the fair market value of such assets. Under certain circumstances as set forth in the Revolving Credit Facility, the Company could be obliged to repurchase loans from the Borrower Sub.

Related to the First Amendment, which reduced the maximum commitments under the Revolving Credit Facility, $827 of deferred financing costs (representing the prorated financing costs related to the reduction in commitments) were immediately expensed on June 30, 2014 in lieu of continuing to amortize over the term of the Revolving Credit Facility.

As of September 30, 2015 and December 31, 2014, the Borrower Sub was in compliance with all covenants and other requirements of the Revolving Credit Facility.

Facility

The Company closed on March 21, 2014 on the Facility, which was subsequently amended on January 8, 2015. The maximum principal amount of the Facility is $150,000, subject to availability under the Facility, which is based on certain advance rates multiplied by the value of the Company’s portfolio investments (subject to certain concentration limitations) net of certain other indebtedness that the Company may incur in accordance with the terms of the Facility. Proceeds of the Facility may be used for general corporate purposes, including the funding of portfolio investments. Maximum capacity under the Facility may be increased to $225,000 through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Facility includes a $20,000 limit for swingline loans and a $5,000 limit for letters of credit. The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Facility, including amounts drawn in respect of letters of credit, will bear interest at either LIBOR plus an applicable spread of 2.25%, or an “alternative base rate” (which is the highest of a prime rate, the federal funds effective rate plus 0.50%, or one month LIBOR plus 1.00%) plus an applicable spread of 1.25%. The Company may elect either the LIBOR or the “alternative base rate” at the time of drawdown, and loans may be converted from one rate to another at any time, subject to certain conditions. The Company also pays a fee of 0.375% on undrawn amounts under the Facility and, in respect of each undrawn letter of credit, a fee and interest rate equal to the then-applicable margin under the Facility while the letter of credit is outstanding. The availability period under the Facility will terminate on March 21, 2018 and the Facility will mature on March 21, 2019. During the period from March 21, 2018 to March 21, 2019, the Company will be obligated to make mandatory prepayments under the Facility out of the proceeds of certain asset sales, other recovery events and equity and debt issuances.

Subject to certain exceptions, the Facility is secured by a perfected first-priority security interest in substantially all of the portfolio investments held by the Company and the Company’s unfunded investor equity capital commitments (provided that the amount of unfunded capital commitments ultimately available to the lenders is limited to $100,000). The pledge of unfunded investor equity capital commitments was subject to release once $100,000 of incremental capital had been called and received by the Company subsequent to January 8, 2015. Such capital call commitment had not been satisfied as of December 31, 2014. The pledge of unfunded investor equity capital commitments had been released as of September 30, 2015. The Facility includes customary covenants, including certain financial covenants related to asset coverage, shareholders’ equity and liquidity, certain limitations on the incurrence of additional indebtedness and liens, and other maintenance covenants, as well as usual and customary events of default for senior secured revolving credit facilities of this nature.

As of September 30, 2015 and December 31, 2014, the Company was in compliance with all covenants and other requirements of the Facility.

Summary of Facilities

The facilities of the Company and the Borrower Sub consisted of the following as of September 30, 2015 and December 31, 2014:

	September 30, 2015
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Revolving Credit Facility	$400,000	$168,458	$231,542	$1,755
Facility	150,000	11,000	139,000	139,000

Total	$550,000	$179,458	$370,542	$140,755

	December 31, 2014
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Revolving Credit Facility	$400,000	$246,441	$153,559	$10,557
Facility	150,000	62,000	88,000	58,623

Total	$550,000	$308,441	$241,559	$69,180

(1)	The unused portion is the amount upon which commitment fees are based.
(2)	Available for borrowing based on the computation of collateral to support the borrowings.

As of September 30, 2015 and December 31, 2014, $755 and $1,025, respectively, of interest expense, $155 and $139, respectively, of unused commitment fees and $22 and $28, respectively of other fees were included in interest and credit facility fees payable related to the facilities. For the three month and nine month periods ended September 30, 2015, the weighted average interest rate was 2.28% and 2.22%, respectively, and average principal debt outstanding was $167,952 and $285,547, respectively. For the three month and nine month periods ended September 30, 2014, the weighted average interest rate was 2.23% and 2.18%, respectively, and average principal debt outstanding was $199,214 and $128,397, respectively. As of September 30, 2015 and December 31, 2014, the interest rate was 2.25% and 2.17%, respectively, based on floating LIBOR rates.

For the three month and nine month periods ended September 30, 2015 and 2014, the components of interest expense and credit facility fees on secured borrowings were as follows:

	For the three month periods ended		For the nine month periods ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Interest expense	$996	$1,135	$4,815	$2,118
Facility unused commitment fee	282	251	587	908
Amortization of deferred financing costs	215	234	728	1,581
Other fees	25	25	81	77

Total interest expense and credit facility fees	$1,518	$1,645	$6,211	$4,684

Cash paid for interest expense	$1,518	$848	$5,080	$1,643

6. 2015-1 Notes

On June 26, 2015, the Company completed the 2015-1 Debt Securitization. The 2015-1 Notes were issued by the 2015-1 Issuer, a wholly-owned and consolidated subsidiary of the Company, and are secured by a diversified portfolio consisting primarily of first and second lien senior secured loans. The 2015-1 Debt Securitization was executed through a private placement of the 2015-1 Notes, consisting of $160 million of Aaa/AAA Class A-1A Notes which bear interest at the three-month London Interbank Offered Rate (“LIBOR”) plus 1.85%; $40 million of Aaa/AAA Class A-1B Notes, which bear interest at the three-month LIBOR plus 1.75% for the first 24 months and the three-month LIBOR plus 2.05% thereafter; $27 million of Aaa/AAA Class A-1C Notes, which bear interest at 3.75%; and $46 million of Aa2 Class A-2 Notes, which bear interest at the three-month LIBOR plus 2.70%. The 2015-1 Notes were issued at par and are scheduled to mature on July 15, 2027. The Company received 100% of the preferred interests (the “Preferred Interests”) issued by the 2015-1 Issuer on the closing date of the 2015-1 Debt Securitization in exchange for the Company’s contribution to the Issuer of the initial closing date loan portfolio. The Preferred Interests do not bear interest and had a nominal value of $125.9 million at closing. In connection with the contribution, the Company has made customary representations, warranties and covenants to the 2015-1 Issuer in the purchase agreement. The Class A-1A, Class A-1B and Class A-1C and Class A-2 Notes are included in the September 30, 2015 consolidated financial statements. The Preferred Interests were eliminated in consolidation.

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

The Investment Adviser serves as collateral manager to the 2015-1 Issuer under a collateral management agreement (the “Collateral Management Agreement”). Pursuant to the Collateral Management Agreement, the 2015-1 Issuer will pay management fees (comprised of base management fees, subordinated management fees and incentive management fees) (“Management Fees”) to the Investment Adviser for rendering collateral management services. As per the Collateral Management Agreement, for the period the Company retains all of the Preferred Interests, the Investment Adviser will not earn Management Fees for providing such collateral management services. The Company currently retains all of the Preferred Interests, thus there were no management fees for the three and nine month periods ended September 30, 2015.

Pursuant to an undertaking by the Company in connection with the 2015-1 Debt Securitization, the Company has agreed to hold on an ongoing basis Preferred Interests with an aggregate dollar purchase price at least equal to 5% of the aggregate outstanding amount of all collateral obligations by the 2015-1 Issuer for so long as any securities of the 2015-1 Issuer remain outstanding. As of September 30, 2015, the Company was in compliance with its undertaking.

The 2015-1 Issuer pays ongoing administrative expenses to the trustee, independent accountants, legal counsel, rating agencies and independent managers in connection with developing and maintaining reports, and providing required services in connection with the administration of the 2015-1 Issuer.

As of September 30, 2015, there were 55 first lien and second lien senior secured loans with a total fair value of approximately $392,163 securing the 2015-1 Notes. The pool of loans in the securitization must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements.

For the nine months ended September 30, 2015, the effective annualized weighted average interest rate, which includes amortization of debt issuance costs on the 2015-1 Notes, was 2.42%, based on floating LIBOR rates. For the three and nine month periods ended September 30, 2015, interest expense, including the amortization of deferred debt issuance costs, was $1,662 and $1,752 respectively. There was no cash paid for interest during the nine months ended September 30, 2015.

For the three month and nine month periods ended September 30, 2015 and 2014, the components of interest expense on the 2015-1 Notes were as follows:

	For the three month periods ended		For the nine month periods ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Interest expense	$1,611	$—	$1,698	$—
Amortization of deferred financing costs	51	—	54	—

Total interest expense	$1,662	$—	$1,752	$—

Cash paid for interest expense	$—	$—	$—	$—

7. COMMITMENTS AND CONTINGENCIES

A summary of significant contractual payment obligations was as follows as of September 30, 2015 and December 31, 2014:

	Revolving Credit Facility and Facility		2015-1 Notes
Payment Due by Period	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Less than 1 Year	$—	$—	$—	$—
1-3 Years	—	—	—	—
3-5 Years	11,000	62,000	—	—
More than 5 Years	168,458	246,441	273,000	—

Total	$179,458	$308,441	$273,000	$—

In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of September 30, 2015 and December 31, 2014 for any such exposure.

As of September 30, 2015 and December 31, 2014, the Company had $1,159,529 and $1,129,522, respectively, in total capital commitments from stockholders, of which $613,667 and $776,750, respectively, was unfunded. As of September 30, 2015 and December 31, 2014, certain current directors had committed $1,541 and $1,500, respectively, in capital commitments to the Company.

As of December 31, 2014, there was a $100,000 pledge of unfunded investor equity capital commitments to the lenders of the Facility, which was subject to release once $100,000 of incremental capital had been called and received by the Company subsequent to the effective date of the First Facility Amendment Effective Date. Such capital call commitment had not been satisfied as of December 31, 2014. The pledge of unfunded investor equity capital commitments had been released as of September 30, 2015.

The Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par Value as of
	September 30, 2015	December 31, 2014
Unfunded delayed draw commitments	$30,986	$9,500
Unfunded revolving term loan commitments	3,906	—

Total unfunded commitments	$34,892	$9,500

8. NET ASSETS

The Company has the authority to issue 200,000,000 shares of common stock, $0.01 per share par value.

During the nine month period ended September 30, 2015, the Company issued 9,962,714 shares for $193,176. The following table summarizes capital activity during the nine month period ended September 30, 2015:

	Common Stock		Capital In Excess Of Par Value	Subscribed But Unissued Shares	Subscriptions Receivable	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss) on Investments	Accumulated Net Unrealized Appreciation (Depreciation) on Investments	Total Net Assets
	Shares	Amount
Balance, beginning of period	17,932,697	$179	$351,636	$—	$—	$(74)	$(4,388)	$(57)	$(9,039)	$338,257
Common stock issued	9,958,294	100	192,992	—	—	—	—	—	—	193,092
Reinvestment of dividends	4,420	—	84							84
Subscribed but unissued shares	—	—	—	24,038	—	—	—	—	—	24,038
Subscriptions receivable	—	—	—	—	(24,038)	—	—	—	—	(24,038)
Net investment income (loss)	—	—	—	—	—	—	24,759	—	—	24,759
Net realized gain (loss) on investments—non-controlled/non-affiliated	—	—	—	—	—	—	—	1,152	—	1,152
Net change in unrealized appreciation (depreciation) on investments—non-controlled/non-affiliated	—	—	—	—	—	—	—	—	2,745	2,745
Dividends declared	—	—	—	—	—	—	(29,405)	—	—	(29,405)

Balance, end of period	27,895,411	$279	$544,712	$24,038	$(24,038)	$(74)	$(9,034)	$1,095	$(6,294)	$530,684

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

The following table summarizes total shares issued and proceeds received related to capital drawdowns delivered pursuant to subscriptions for the Company’s common stock and reinvestment of dividends during the nine month period ended September 30, 2015:

	Shares Issued	Proceeds Received
January 16, 2015	924,977	$18,000
January 26, 2015**	1,051	20
February 26, 2015	2,312,659	45,005
April 21, 2015**	1,351	25
May 1, 2015	1,462,746	28,085
May 22, 2015	1,708,068	33,000
June 25, 2015	2,412,386	46,992
July 22, 2015**	2,018	38
August 21, 2015	1,032,504	20,002
September 30, 2015	104,954	2,009

Total	9,962,714	$193,176

**	Represents shares issued upon the reinvestment of dividends

The following table summarizes total shares issued and proceeds received related to capital drawdowns delivered pursuant to subscriptions for the Company’s common stock during the nine month period ended September 30, 2014:

	Shares Issued	Proceeds Received
January 27, 2014	1,020,810	$19,998
February 21, 2014	491,849	9,689
March 21, 2014	1,802,772	35,785
April 14, 2014**	148	3
July 14, 2014**	586	12
September 17, 2014	643,060	12,790

Total	3,959,225	$78,277

**	Represents shares issued upon the reinvestment of dividends

On September 25, 2015, the Company issued a capital call and delivered capital drawdown notices totaling $26,047. Subscribed but unissued shares are presented in equity with a deduction of subscriptions receivable until cash is received for a subscription. As of September 30, 2015, the Company received $2,009 from stockholders, which was included in cash on the Consolidated Statements of Assets and Liabilities and in common stock issued on the Consolidated Statement of Changes in Net Assets for the nine month period ended September 30, 2015. There were 1,255,914 and 0 subscribed but unissued shares as of September 30, 2015 and December 31, 2014, respectively.

Subscription transactions during the nine month periods ended September 30, 2015 and 2014 were executed at an offering price at a premium to net asset value due to the requirement to use prior quarter net asset value as the offering price unless it would result in the Company selling shares of its common stock at a price below the current net asset value and also in order to effect a reallocation of organizational costs to subsequent investors. Such subscription transactions increased net asset value by $0.09 per share and $0.04 per share, respectively, for the nine month periods ended September 30, 2015 and 2014.

The Company computes earnings per common share in accordance with ASC 260, Earnings Per Share. Basic earnings per common share were calculated by dividing net increase (decrease) in net assets resulting from operations attributable to the Company by the weighted-average number of common shares outstanding for the period.

Basic and diluted earnings per common share were as follows:

	For the three month periods ended		For the nine month periods ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net increase (decrease) in net assets resulting from operations	$9,653	$937	$28,656	$9,545
Weighted-average common shares outstanding	27,219,231	12,989,929	23,314,654	12,213,875

Basic and diluted earnings per common share	$0.35	$0.07	$1.23	$0.78

The following table summarizes the Company’s dividends declared and payable since inception through the quarter ended September 30, 2015:

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
March 13, 2014	March 31, 2014	April 14, 2014	$0.19	$2,449
June 26, 2014	June 30, 2014	July 14, 2014	$0.27	$3,481
September 12, 2014	September 18, 2014	October 9, 2014	$0.44	$5,956
December 19, 2014	December 29, 2014	January 26, 2015	$0.35	$6,276
March 11, 2015	March 13, 2015	April 17, 2015	$0.37	$7,833
June 24, 2015	June 30, 2015	July 22, 2015	$0.37	$9,902
September 24, 2015	September 24, 2015	October 22, 2015	$0.42	$11,670

9. CONSOLIDATED FINANCIAL HIGHLIGHTS

The following is a schedule of consolidated financial highlights for the nine month periods ended September 30, 2015 and 2014:

	For the nine month periods ended
	September 30, 2015	September 30, 2014
Per Share Data:
Net asset value per share, beginning of period	$18.86	$19.42
Net investment income (loss) (1)	1.06	1.09
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	0.17	(0.30)

Net increase (decrease) in net assets resulting from operations	1.23	0.79

Dividends declared (2)	(1.16)	(0.90)
Effect of subscription offering price (3)	0.09	0.04

Net asset value per share, end of period	$19.02	$19.35

Number of shares outstanding, end of period	27,895,411	13,535,215
Total return (4)	7.00%	4.27%
Net assets, end of period	$530,684	$261,938
Ratio to average net assets (5):
Expenses net of waiver, before incentive fees	3.82%	4.27%
Expenses net of waiver, after incentive fees	5.17%	5.62%
Expenses gross of waiver, after incentive fees	5.85%	6.19%
Net investment income (loss) (6)	5.39%	5.40%
Interest expense and credit facility fees	1.73%	1.91%
Ratios/Supplemental Data:
Asset coverage	217.29%	212.77%
Portfolio turnover	23.71%	24.01%
Total committed capital, end of period	$1,159,529	$1,124,812
Ratio of total contributed capital to total committed capital, end of period	47.08%	23.67%
Weighted-average shares outstanding	23,314,654	12,213,875

(1)	Net investment income (loss) per share was calculated as net investment income (loss) for the period divided by the weighted average number of shares outstanding for the period.
(2)	Dividends declared per share was calculated as the sum of dividends declared during the period divided by the number of shares outstanding at each respective quarter-end date (refer to Note 8).
(3)	Increase is due to offering price of subscriptions during the period (refer to Note 8).
(4)	Total return (not annualized) is based on the change in net asset value per share during the period plus the declared dividends, assuming reinvestment of dividends in accordance with the dividend reinvestment plan, divided by the beginning net asset value for the period. Total return for the nine month periods ended September 30, 2015 and 2014 is inclusive of $0.09 and $0.04, respectively, per share increase in net asset value for the periods related to the offering price of subscriptions. Excluding the effects of the higher offering price of subscriptions, total return (not annualized) would have been 6.52% and 4.07%, respectively (refer to Note 8).
(5)	These ratios to average net assets have not been annualized.
(6)	The net investment income ratio is net of the waiver of base management fees.

10. LITIGATION

The Company may become party to certain lawsuits in the ordinary course of business. The Company does not believe that the outcome of current matters, if any, will materially impact the Company or its consolidated financial statements. As of September 30, 2015 and December 31, 2014, the Company was not subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company.

In addition, portfolio investments of the Company could be the subject of litigation or regulatory investigations in the ordinary course of business. The Company does not believe that the outcome of any current contingent liabilities of its portfolio investments, if any, will materially affect the Company or these consolidated financial statements.

11. TAX

The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of September 30, 2015 and December 31, 2014.

In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators for the 2013 and 2014 tax years. As of September 30, 2015 and December 31, 2014, the Company had filed tax returns and therefore is subject to examination.

The Company’s taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate. The estimated tax character of dividends declared for the nine month periods ended September 30, 2015 and 2014 was as follows:

	For the nine month periods ended
	September 30, 2015	September 30, 2014
Ordinary income	$29,405	$11,886
Tax return of capital	$—	$—

12. SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed below.

Subsequent to September 30, 2015, the Company borrowed $3,000 under the Revolving Credit Facility and $35,000 under the Facility to fund investment acquisitions. The Company also voluntarily repaid $10,145 under the Revolving Credit Facility and $11,000 under the Facility.

Subsequent to September 30, 2015, subscribed but unissued shares as of September 30, 2015 were issued to the stockholders for proceeds received in the amount of $24,038.

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

Expenses

Our primary operating expenses include the payment of: (i) investment advisory fees, including base management fees and incentive fees, to our Investment Adviser pursuant to an investment advisory and management agreement (the “Investment Advisory Agreement”) between us and our Investment Adviser; (ii) costs and other expenses and our allocable portion of overhead incurred by our Administrator in performing its administrative obligations under an administration agreement (the “Administration Agreement”) between us and our Administrator; and (iii) other operating expenses as detailed below:

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

PORTFOLIO AND INVESTMENT ACTIVITY

As of September 30, 2015 and December 31, 2014, average loan size in the portfolio was approximately $12,228 and $10,141, respectively, at amortized cost, with no single industry representing more than 14% and 11%, respectively, of total fair value.

The fair value of our investments was approximately $975,732 comprised of 83 portfolio companies/structured finance obligations as of September 30, 2015. The fair value of our investments was approximately $698,662 comprised of 72 portfolio companies/structured finance obligations as of December 31, 2014.

The Company’s investment activity for the three month periods ended September 30, 2015 and 2014 is presented below (information presented herein is at amortized cost unless otherwise indicated).

	For the three month periods ended
	September 30, 2015	September 30, 2014
Investments—non-controlled/non-affiliated:
Total Investments—non-controlled/non-affiliated, beginning of period	$917,292	$418,090
New investments	134,858	123,837
Net accretion of discount on securities	1,001	367
Net realized gain (loss) on investments	823	(45)
Investments sold or repaid	(71,948)	(34,248)

Total Investments—non-controlled/non-affiliated, end of period	$982,026	$508,001

Principal amount of investments funded:
First Lien Debt	$116,450	$89,593
Second Lien Debt	22,000	13,305
Structured Finance Obligations	—	25,850

Total	$138,450	$128,748

Principal amount of investments sold or repaid:
First Lien Debt	$(58,171)	$(28,750)
Structured Finance Obligations	(19,175)	(9,770)

Total	$(77,346)	$(38,520)

Number of new funded investments	8	16
Average new funded investment amount	$16,857	$7,740
Percentage of new funded debt investments at floating rates	100.00%	97.66%
Percentage of new funded debt investments at fixed rates	0%	2.44%

As of September 30, 2015 and December 31, 2014, investments—non-controlled/non-affiliated consisted of the following:

	September 30, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt	$715,873	$720,248	$517,450	$514,787
Second Lien Debt	201,258	199,288	111,261	107,874
Structured Finance Obligations	62,680	53,825	78,990	76,001
Equity Investments	2,215	2,371	—	—

Total	$982,026	$975,732	$707,701	$698,662

The weighted average yields (1) for our first and second lien debt, based on the amortized cost and fair value as of September 30, 2015 and December 31, 2014, were as follows:

	September 30, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt	6.75%	6.71%	6.01%	6.04%
Second Lien Debt	9.25%	9.34%	8.86%	9.14%

(1)	Yields do not include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of September 30, 2015 and December 31, 2014. Actual yields earned over the life of each investment could differ materially from the yields presented above.

Weighted average yields on first lien and second lien debt have increased as of September 30, 2015 compared to December 31, 2014 primarily due to a shift in mix to higher yielding assets, including unitranche loans.

See the Consolidated Schedules of Investments as of September 30, 2015 and December 31, 2014 in our consolidated financial statements in Part I, Item 1 of this Form 10-Q for more information on these investments, including a list of companies and type and amount of investments.

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

Our Investment Adviser monitors and, when appropriate, changes the investment ratings assigned to each debt investment in our portfolio. In connection with our quarterly valuation process, our Investment Adviser reviews our investment ratings on a regular basis. The following table summarizes the Internal Risk Ratings as of September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
	Fair Value	% of Fair Value	Fair Value	% of Fair Value
(dollar amounts in millions)
Internal Risk Rating 1	$19.2	2.09%	$55.6	8.93%
Internal Risk Rating 2	821.6	89.35	517.1	83.04
Internal Risk Rating 3	66.4	7.22	41.0	6.58
Internal Risk Rating 4	12.3	1.34	9.0	1.45
Internal Risk Rating 5	—	—	—	—
Internal Risk Rating 6	—	—	—	—

Total	$919.5	100.00%	$622.7	100.00%

As part of our monitoring process, our Investment Adviser has developed risk policies pursuant to which it regularly assesses the risk profile of each of the structured finance obligation investments.

CONSOLIDATED RESULTS OF OPERATIONS

For the three month and nine month periods ended September 30, 2015 and 2014

The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and losses and net change in unrealized appreciation and depreciation. As a result, quarterly comparison may not be meaningful.

Investment Income

Interest income for the three month and nine month periods ended September 30, 2015 and 2014 were as follows:

	For the three month periods ended		For the nine month periods ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Interest income from non-controlled/non-affiliated investments	$19,601	$10,522	$48,505	$27,099

Total investment income	$19,601	$10,522	$48,505	$27,099

The increase in interest income and net investment income for the three month and nine month periods ended September 30, 2015 and 2014 was driven by our deployment of capital and increasing invested balance. As of September 30, 2015 and 2014, the size of our portfolio was $982,026 and $508,001, respectively, at amortized cost, with total principal amount of investments outstanding of $1,039,912 and $558,437, respectively. As of September 30, 2015 and 2014, the weighted average yield of our first and second lien debt was 7.30% and 6.40%, respectively, on an amortized cost basis.

Interest income on our first and second lien debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of September 30, 2015 and 2014, all of our first and second lien debt investments were performing and current on their interest payments. Interest income from structured finance obligations is recorded based upon an estimation of an effective yield to expected maturity utilizing assumed cash flows. The effective yield is updated at least quarterly based on payments received and expected future payments. In estimating these cash flows, there are a number of assumptions that are subject to uncertainties, including the amount and timing of principal payments which are impacted by prepayments, repurchases, defaults, delinquencies and liquidations of or within the CLO funds. These uncertainties are difficult to predict and are subject to future events that could have impacted the Company’s estimates if the information was known at the time. As a result, actual results may differ significantly from these estimates.

Net investment income (loss) for the three month and nine month periods ended September 30, 2015 and 2014 was as follows:

	For the three month periods ended		For the nine month periods ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Total investment income from non-controlled/non-affiliated investments	$19,601	$10,522	$48,505	$27,099
Net expenses	(9,267)	(4,816)	(23,746)	(13,818)

Net investment income (loss)	$10,334	$5,706	$24,759	$13,281

Expenses

	For the three month periods ended		For the nine month periods ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Base management fees	$3,679	$1,782	$9,482	$4,228
Incentive fees	2,584	1,232	6,190	3,321
Professional fees	453	354	1,302	1,547
Administrative service fees	152	84	452	559
Interest expense	2,658	1,135	6,567	2,118
Credit facility fees	522	510	1,396	2,566
Directors’ fees and expenses	109	105	316	290
Transfer agency fees	46	31	139	91
Trustee fees	21	—	21	—
Other general and administrative	270	177	1,042	507

Total expenses	10,494	5,410	26,907	15,227
Waiver of base management fees	(1,227)	(594)	(3,161)	(1,409)

Net expenses	$9,267	$4,816	$23,746	$13,818

Interest expense and credit facility fees for the three month and nine month periods ended September 30, 2015 and 2014 were comprised of the following:

	For the three month periods ended		For the nine month periods ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Interest expense	$2,658	$1,135	$6,567	$2,118
Unused commitment fee	282	251	587	908
Amortization of deferred financing costs	215	234	728	1,581
Other fees	25	25	81	77

Total interest expense and credit facility fees	$3,180	$1,645	$7,963	$4,684

Cash paid for interest expense	$1,518	$848	$5,080	$1,643

The increase in interest expense for the three month and nine month periods ended September 30, 2015 was driven by increased usage of the facilities, additional debt issued through the securitization in the form of the 2015-1 Notes (as defined below), and increased deployment of capital to investments. See Note 6 to the consolidated financial states included in Part I, Item 1 of this Form 10-Q for more information. For the three month and nine month periods ended September 30, 2015, the weighted average interest rate under the facilities was 2.28% and 2.22%, respectively, and average principal debt outstanding was $167,952 and 285,547, respectively. For the three month and nine month periods ended September 30, 2014, the weighted average interest rate under the facilities was 2.23% and 2.18%, respectively, and average principal debt outstanding was $199,214 and $128,397, respectively.

For the nine months ended September 30, 2015, the effective annualized weighted average interest rate, which includes amortization of debt issuance costs on the 2015-1 Notes, was 2.42%, based on floating LIBOR rates. For the nine months ended September 30, 2015, interest expense, including the amortization of deferred debt issuance costs, was $1,662.

Increased base management fees (and related waiver of base management fees) and incentive fees related to pre-incentive fee net investment income for the three month and nine month periods ended September 30, 2015 and 2014 were driven by our deployment of capital and increasing invested balance. For the three month and nine month periods ended September 30, 2015, base management fees were $2,452 and $6,321, respectively (net of waiver of $1,227 and $3,161, respectively), incentive fees related to pre-incentive fee net investment income were $2,854 and $6,190, respectively, and there were no incentive fees related to realized capital gains. For the three month and nine month periods ended September 30, 2014, base management fees were $1,188 and $2,819, respectively (net of waiver of $594 and $1,409, respectively), incentive fees related to pre-incentive fee net investment income were $1,388 and $3,321, respectively, and there were no incentive fees related to realized capital gains. The accrual for any capital gains incentive fee under accounting principles generally accepted in the United States (“US GAAP”) in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. See Note 4 to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q for more information on the incentive and base management fees. For the three month and nine month periods ended September 30, 2015, we recorded no accrued capital gains incentive fees based upon our cumulative net realized and unrealized appreciation (depreciation) as of September 30, 2015. For the three month and nine month periods ended September 30, 2014, we recorded an accrued capital gains incentive fee of $(156) and $0, respectively, based upon our cumulative net realized and unrealized appreciation (depreciation) as of September 30, 2014.

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

Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) on Investments

During the three month and nine month periods ended September 30, 2015, the Company had a change in unrealized appreciation on 38 and 64 investments, respectively, totaling approximately $7,122 and $13,956, respectively, which was offset by a change in unrealized depreciation on 60 and 47 investments, respectively, totaling approximately $8,626 and $11,211, respectively. During the three month and nine month periods ended September 30, 2014, the Company had a change in unrealized appreciation on 15 and 30 investments, respectively, totaling approximately $1,156 and $3,473, respectively, which was offset by a change in unrealized depreciation on 53 and 43 investments, respectively, totaling approximately $5,880 and $7,355, respectively.

	For the three month periods ended		For the nine month periods ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net realized gain (loss) on investments—non-controlled/non-affiliated	$823	$(45)	$1,152	$146
Net change in unrealized appreciation (depreciation) on investments—non-controlled/non-affiliated	(1,504)	(4,724)	2,745	(3,882)

Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	$(681)	$(4,769)	$3,897	$(3,736)

Net realized gain (loss) and net change in unrealized appreciation (depreciation) for the three month and nine month periods ended September 30, 2015 and 2014 was as follows:

	For the three month periods ended
	September 30, 2015		September 30, 2014
Type	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)
First Lien Debt	$(11)	$2,921	$—	$(1,459)
Second Lien Debt	—	(187)	—	(209)
Structured Finance Obligations	834	(4,394)	(45)	(3,056)
Equity Investments	—	156	—	—

Total	$823	$(1,504)	$(45)	$(4,724)

	For the nine month periods ended
	September 30, 2015		September 30, 2014
Type	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)
First Lien Debt	$196	$7,038	$—	$(142)
Second Lien Debt	—	1,417	120	1,223
Structured Finance Obligations	956	(5,866)	26	(4,963)
Equity Investments	—	156	—	—

Total	$1,152	$2,745	$146	$(3,882)

For the nine month period ended September 30, 2015, we had a net realized gain of $1,152 primarily due to the sale of three structured finance obligations and the prepayment of one loan investment with a call premium. Net change in unrealized appreciation in our investments for the three month and nine month periods ended September 30, 2015 was primarily due to a tightening spread environment during the period.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company generates cash from the net proceeds of offerings of our common stock and through cash flows from operations, including investment sales and repayments as well as income earned on investments and cash equivalents. We may also fund a portion of our investments through borrowings under the Borrower Sub’s senior secured revolving credit facility (as amended, the “Revolving Credit Facility”) and/or the Company’s senior secured revolving credit facility (as amended, the “Facility”), as well as through securitization of a portion of our existing investments. The Borrower Sub closed on May 24, 2013 on a senior secured revolving credit facility (as amended, the “Revolving Credit Facility”), which was subsequently amended on June 30, 2014 and further amended on June 19, 2015. The Revolving Credit Facility provides for secured borrowings during the applicable revolving period up to an amount equal to the lesser of $400,000, the borrowing base as calculated pursuant to the terms of the Revolving Credit Facility, and the amount of net cash proceeds and unpledged capital commitments the Company has received with an accordion feature that can, subject to certain conditions, increase the aggregate maximum credit commitment up to an amount not to exceed $750,000, subject to restrictions imposed on borrowings under the Investment Company Act and certain restrictions and conditions set forth in the Revolving Credit Facility, including adequate collateral to support such borrowings. The Revolving Credit Facility imposes financial and operating covenants on us and Borrower Sub that restrict our and its business activities. Continued compliance with these covenants will depend on many factors, some of which are beyond our control. The Company closed on March 21, 2014 the Facility, which was subsequently amended on January 8, 2015. The maximum principal amount of the Facility is $150,000, subject to availability under the

Facility, which is based on certain advance rates multiplied by the value of the Company’s portfolio investments (subject to certain concentration limitations) net of certain other indebtedness that the Company may incur in accordance with the terms of the Facility. Proceeds of the Facility may be used for general corporate purposes, including the funding of portfolio investments. Maximum capacity under the Facility may be increased to $225,000 through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Facility includes a $20,000 limit for swingline loans and a $5,000 limit for letters of credit. Subject to certain exceptions, the Facility is secured by a perfected first-priority security interest in substantially all of the portfolio investments held by the Company.

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

On June 26, 2015, the Company completed a $400 million term debt securitization (the “2015-1 Debt Securitization”). The notes offered in the Debt Securitization (the “2015-1 Notes”) were issued by Carlyle GMS Finance MM CLO 2015-1 LLC (the “2015-1 Issuer”), a wholly-owned and consolidated subsidiary of the Company, and are secured by a diversified portfolio consisting primarily of first and second lien senior secured loans. The 2015-1 Debt Securitization was executed through a private placement of the 2015-1 Notes, consisting of $160 million of Aaa/AAA Class A-1A Notes, which bear interest at the three-month London Interbank Offered Rate (“LIBOR”) plus 1.85%; $40 million of Aaa/AAA Class A-1B Notes, which bear interest at the three-month LIBOR plus 1.75% for the first 24 months and the three-month LIBOR plus 2.05% thereafter; $27 million of Aaa/AAA Class A-1C Notes; which bear interest at 3.75%; and $46 million of Aa2 Class A-2 Notes which bear interest at the three-month LIBOR plus 2.70%. The 2015-1 Notes were issued at par and are scheduled to mature on July 15, 2027. The Company received 100% of the preferred interests (the “Preferred Interests”) issued by the 2015-1 Issuer on the closing date of the 2015-1 Debt Securitization in exchange for the Company’s contribution to the Issuer of the initial closing date loan portfolio. The Preferred Interests do not bear interest and had a nominal value of $125.9 million at closing. In connection with the contribution, the Company has made customary representations, warranties and covenants to the 2015-1 Issuer. The Class A-1A, Class A-1B and Class A-1C and Class A-2 Notes are included in the September 30, 2015 consolidated financial statements. The Preferred Interests were eliminated in consolidation. For more information on the 2015-1 Notes, see Note 6 to the consolidated financial statements in Part I, Item 1 of this Form 10-Q.

As of September 30, 2015 and December 31, 2014, the Company had $22,683 and $8,754, respectively, in cash. The facilities of the Company and the Borrower Sub consisted of the following as of September 30, 2015 and December 31, 2014:

	September 30, 2015
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Revolving Credit Facility	$400,000	$168,458	$231,542	$1,755
Facility	150,000	11,000	139,000	139,000

Total	$550,000	$179,458	$370,542	$140,755

	December 31, 2014
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Revolving Credit Facility	$400,000	$246,441	$153,559	$10,557
Facility	150,000	62,000	88,000	58,623

Total	$550,000	$308,441	$241,559	$69,180

(1)	The unused portion is the amount upon which commitment fees are based.
(2)	Available for borrowing based on the computation of collateral to support the borrowings.

The following were the carrying values and fair values of the Company’s 2015-1 Notes as of September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Aaa/AAA Class A-1A Notes	$160,000	$157,043	$—	$—
Aaa/AAA Class A-1B Notes	40,000	39,418	—	—
Aaa/AAA Class A-1C Notes	27,000	26,817	—	—
Aa2 Class A-2 Notes	46,000	45,217	—	—

Total	$273,000	$268,495	$—	$—

Equity Activity

There were $8,425 and $30,007 of investor equity capital commitments made to the Company during the three month and nine month periods ended September 30, 2015, respectively. There were $15,650 and $247,404 of investor equity capital commitments made to the Company during the three month and nine month periods ended September 30, 2014, respectively. As of September 30, 2015 and December 31, 2014, the Company had $1,159,529 and $1,129,522, respectively, in total capital commitments from stockholders, of which $613,667 and $776,750, respectively, was unfunded. As of September 30, 2015 and December 31, 2014, certain current directors had committed $1,541 and $1,500, respectively, in capital commitments to the Company.

Shares issued as of September 30, 2015 and December 31, 2014 were 27,895,411 and 17,932,697, respectively.

The following table summarizes activity in the number of shares of our common stock outstanding during the nine month periods ended September 30, 2015 and 2014:

	For the nine month periods ended
	September 30, 2015	September 30, 2014
Shares outstanding, beginning of period	17,932,697	9,575,990
Common stock issued	9,958,294	3,958,491
Reinvestment of dividends	4,420	734

Shares outstanding, end of period	27,895,411	13,535,215

On September 25, 2015, the Company issued a capital call and delivered capital drawdown notices totaling $26,047. Subscribed but unissued shares are presented in equity with a deduction of subscriptions receivable until cash is received for a subscription. As of September 30, 2015, the Company received $2,009 from stockholders, which was included in cash and cash equivalents and in common stock issued and outstanding. There were 1,255,914 and 0 subscribed but unissued shares as of September 30, 2015 and December 31, 2014, respectively.

Contractual Obligations

A summary of our significant contractual payment obligations was as follows as of September 30, 2015 and December 31, 2014:

	Revolving Credit Facility and Facility		2015-1 Notes
Payment Due by Period	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Less than 1 Year	$—	$—	$—	$—
1-3 Years	—	—	—	—
3-5 Years	11,000	62,000	—	—
More than 5 Years	168,458	246,441	273,000	—

Total	$179,458	$308,441	$273,000	$—

For more information on the Revolving Credit Facility and Facility and 2015-1 Notes, see Note 5 and Note 6, respectively, to the consolidated financial statements in Part I, Item 1 of this Form 10-Q.

As of September 30, 2015 and December 31, 2014, $168,458 and $246,441, respectively, of secured borrowings were outstanding under the Revolving Credit Facility, and $11,000 and $62,000, respectively, of secured borrowings were outstanding under the Facility and $273,000, and $0, respectively, of 2015-1 Notes were outstanding. For the three month and nine month periods ended September 30, 2015, we incurred $2,658 and $6,567, respectively, of interest expense and $282 and $587, respectively, of unused commitment fees. For the three month and nine month periods ended September 30, 2014, we incurred $1,135 and $2,118, respectively, of interest expense and $251 and $908 of unused commitment fees.

OFF BALANCE SHEET ARRANGEMENTS

In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in these consolidated financial statements as of September 30, 2015 and December 31, 2014 included in Part I, Item 1 of this Form 10-Q for any such exposure.

We may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments.

The Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par Value as of
	September 30, 2015	December 31, 2014
Unfunded delayed draw commitments	$30,986	$9,500
Unfunded revolving term loan commitments	3,906	—

Total unfunded commitments	$34,892	$9,500

Pursuant to an undertaking by the Company in connection with the 2015-1 Debt Securitization, the Company has agreed to hold on an ongoing basis Preferred Interests with an aggregate dollar purchase price at least equal to 5% of the aggregate outstanding amount of all collateral obligations by the 2015-1 Issuer for so long as any securities of the 2015-1 Issuer remains outstanding. As of September 30, 2015, the Company was in compliance with its undertaking.

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

The following table summarizes the Company’s dividends declared and payable since inception through the quarter ended September 30, 2015:

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount	Annualized Dividend Yield (1)
March 13, 2014	March 31, 2014	April 14, 2014	$0.19	$2,449	4.76%
June 26, 2014	June 30, 2014	July 14, 2014	$0.27	$3,481	5.52%
September 12, 2014	September 18, 2014	October 9, 2014	$0.44	$5,956	9.23%
December 19, 2014	December 29, 2014	January 26, 2015	$0.35	$6,276	8.17%
March 11, 2015	March 13, 2015	April 17, 2015	$0.37	$7,833	8.58%
June 24, 2015	June 30, 2015	July 22, 2015	$0.37	$9,902	9.03%
September 24, 2015	September 24, 2015	October 22, 2015	$0.42	$11,670	8.91%

(1)	Annualized dividend yield is calculated by dividing the declared dividend by the weighted average of the net asset value at the beginning of the quarter and the capital called during the quarter and annualizing over 4 quarterly periods.

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

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of September 30, 2015 and December 31, 2014.

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

Capital Calls and Dividends and Distributions to Common Stockholders

The Company records the shares issued in connection with capital calls as of the effective date of the capital call. To the extent that the Company has taxable income available, the Company intends to make quarterly distributions to its common stockholders. Dividends and distributions to common stockholders are recorded on the record date. The amount to be distributed is determined by the Board of Directors each quarter and is generally based upon the taxable earnings estimated by management and available cash. Net realized capital gains, if any, are generally distributed at least annually, although the Company may decide to retain such capital gains for investment.

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

Interest Rate Risk

During the three month and nine month periods ended September 30, 2015, a majority of the debt investments held in the Company’s portfolio had floating interest rates. Interest rates on the investments held within the Company’s portfolio of investments are typically based on floating LIBOR, with many of these investments also having a LIBOR floor. Additionally, the Company’s credit facilities are also subject to floating interest rates and are currently paid based on floating LIBOR rates.

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our income in the future.

The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. Interest income is calculated as revenue from interest generated from the Company’s settled portfolio of investments held as of September 30, 2015 and December 31, 2014, excluding structured finance obligations. These hypothetical calculations are based on a model of the settled investments in our portfolio, excluding structured finance obligations, held as of September 30, 2015 and December 31, 2014, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. Interest expense is calculated based on outstanding secured borrowings as of September 30, 2015 and December 31, 2014 and based on the terms of the Company’s credit facilities. Interest expense on the Company’s credit facilities is calculated using the interest rate as of September 30, 2015 and December 31, 2014, adjusted for the hypothetical changes in rates, as shown below. We intend to continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may impact significantly our net interest income.

The Company regularly measures exposure to interest rate risk. The Company assesses interest rate risk and manages interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2015 and December 31, 2014, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled investments (considering interest rate floors for variable rate instruments), excluding structured finance obligations, and outstanding secured borrowings assuming no changes in our investment and borrowing structure:

	As of September 30, 2015			As of December 31, 2014
Basis Point Change	Interest Income	Interest Expense	Net Investment Income	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$21,030	$(12,764)	$8,266	$12,899	$(9,253)	$3,646
Up 200 basis points	$11,990	$(8,509)	$3,481	$7,212	$(6,169)	$1,043
Up 100 basis points	$2,950	$(4,255)	$(1,305)	$1,525	$(3,084)	$(1,559)
Down 100 basis points	$—	$1,368	$1,368	$(210)	$736	$526
Down 200 basis points	$—	$1,368	$1,368	$(420)	$736	$316
Down 300 basis points	$—	$1,368	$1,368	$(630)	$736	$106

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

There have been no changes in our internal control over financial reporting periods during the three month period ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Except as previously reported by the Company on a current report on Form 8-K or a quarterly reporting on Form 10-Q, we did not sell any equity securities during the period covered in this report that were not registered under the Securities Act of 1933, as amended.

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

CARLYLE GMS FINANCE, INC.

Dated: November 6, 2015	By	/s/ Venugopal Rathi
Venugopal Rathi
Chief Financial Officer