Form 10-K
period 2015-12-31
Carlyle GMS Finance, Inc.
filed 2016-03-11
CIK 1544206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of December 31, 2015, there was no established public market for the registrant’s common stock.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 11, 2016
Common stock, $0.01 par value	33,343,149

Documents Incorporated by Reference: Portions of the registrant’s Proxy Statement for its 2016 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

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

PART I

In this annual report, except where the context suggests otherwise:

•	the terms “we,” “us,” “our,” “Company” and “Carlyle GMS Finance” refer to Carlyle GMS Finance, Inc.;

•	the term “2015-1 Issuer” refers to Carlyle GMS Finance MM CLO 2015-1 LLC, our wholly-owned and consolidated subsidiary;

•	the term “Borrower Sub” refers to Carlyle GMS Finance SPV LLC, our wholly-owned and consolidated subsidiary;

•	the term “Carlyle” refers to The Carlyle Group L.P., its affiliates and its consolidated subsidiaries, a global alternative asset manager publicly traded on NASDAQ Global Select Market under the symbol “CG”. Refer to the sec.gov website for further information on Carlyle;

•	the terms “CGMSFA” and “Administrator” refer to Carlyle GMS Finance Administration L.L.C., our administrator;

•	the terms “CGMSIM,” “Adviser” and “Investment Adviser” refer to Carlyle GMS Investment Management L.L.C., our investment adviser; and

•	references to “this Form 10-K” are to our Annual Report on Form 10-K for the year ended December 31, 2015.

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

GMS Finance’s investment objective is to generate current income and capital appreciation primarily through debt investments in U.S. middle market companies, which we define as companies with approximately $10 million to $100 million of earnings before interest, taxes, depreciation and amortization (“EBITDA”). GMS Finance seeks to achieve its investment objective by investing primarily in first lien senior secured loans (which may include stand-alone first lien loans; “last out” first lien loans, which are loans that have a secondary priority behind “first out” first lien loans; “unitranche” loans, which are loans that combine features of first lien, second lien or subordinated loans, generally in a first lien position; and secured corporate bonds with features similar to the features of these categories of first lien loans) and second lien senior secured loans (which may include senior secured loans, and, to a lesser extent, secured corporate bonds, with a secondary priority behind first lien loans) (collectively, “Middle Market Senior Loans”). The Middle Market Senior Loans are generally made to private U.S. middle market companies that are, in many cases, controlled by private equity firms. Depending on market conditions, GMS Finance expects that between 70% and 80% of the value of its assets will be invested in Middle Market Senior Loans, with the balance invested in higher-yielding investments, which may include middle market junior loans such as corporate mezzanine loans, equity co-investments, broadly syndicated first lien and second lien senior secured loans, high-yield bonds, structured finance obligations and/or other opportunistic investments. We expect that the composition of our portfolio will change over time given our Investment Adviser’s view on, among other things, the economic and credit environment (including with respect to interest rates) in which we are operating.

The growth and development of our Company has been guided by several fundamental tenets:

•	Experienced Investment Team—The Company is managed by an experienced management team of investment professionals with extensive middle market lending experience. Our Adviser’s investment committee that is responsible for reviewing and approving our Middle Market Senior Loan investments (the “CGMSIM Investment Committee”) consists of seasoned investment professionals from across the Global Market Strategies (“GMS”) segment of Carlyle.

•	Attractive Origination Model—The CGMSIM Investment Team’s multi-channel origination model produces attractive investment opportunities through a variety of sources including over 200 private equity firms, other middle market lenders, financial advisors and experienced management teams to source debt investments in middle market companies and to source other high-yielding investments that provide attractive risk-adjusted returns. The CGMSIM Investment Team has cultivated very strong relationships with private equity sponsors and debt capital providers, with whom we work with closely in sourcing and executing transactions.

•	Diligent Investment Strategy—Our investment decisions are based on in-depth, fundamental underwriting and credit research grounded in a conservative credit orientation. This systematic, consistent approach is augmented by industry expertise and tenured underwriting professionals who both lead the CGMSIM Investment Team and serve on the CGMSIM Investment Committee.

•	Leverage the GMS Platform— The Company benefits from the well branded and scalable origination and underwriting platform of GMS. The CGMSIM Investment Team leverages the industry expertise of 11 structured credit research analysts who currently advise the GMS collateralized loan obligations (“CLOs”) funds and cover approximately 20 industries.

•	Leverage the Carlyle Network—Carlyle, a leading global alternative asset manager, provides infrastructure, including back-office support, reporting assistance and accounting resources, and investment insight through proprietary deal flow, industry experience and sector knowledge.

The following highlights illustrate our accomplishments since the commencement of our operations:

•	Capital Commitments and Investments—As of March 11, 2016, we have raised a total of $1.2 billion in total capital commitments in GMS Finance. Of that total, and inclusive of the use of leverage and recycled proceeds from sales and paydowns, we have deployed $1.1 billion in 87 funded first lien debt investments, $233.8 million in 28 funded second lien debt investments, $126.6 million in 27 structured finance obligations and $2.2 million in 2 equity investments through December 31, 2015.

•	Credit Facilities and the 2015-1 Notes—On May 24, 2013, the Company’s wholly-owned subsidiary, Borrower Sub, entered into a senior secured revolving credit facility (as amended, the “Revolving Credit Facility”) with a maximum principal amount of $400 million. In addition, on March 21, 2014, the Company entered into a senior secured revolving credit facility (as amended, the “Facility”) with a maximum principal amount of $150 million. Further, on June 26, 2015, the Company completed a $400 million term debt securitization (the “2015-1 Debt Securitization”). The notes offered in the 2015-1 Debt Securitization (the “2015-1 Notes”) were issued by the 2015-1 Issuer, a wholly-owned and consolidated subsidiary of the Company.

•

Credit Platform Enhancements—The CGMSIM Investment Team has continued to expand and enhance all facets of the credit platform supporting the Company. Additional senior origination professionals were added during the year which meaningfully expanded the direct sourcing capabilities. The origination platform now has offices in New York, Chicago, and Los Angeles covering over 200 private equity firms. The scale of the direct origination platform allows the Company to maximizes the investment opportunity set and increase overall investment selectivity. Direct origination has several important benefits including optimizing transaction economics, improving the strength of the loan documentation, and providing greater access to due diligence materials. Additional senior resources were added to the capital markets group, further enhancing investment sourcing and syndication capabilities with other lenders, including banks, finance companies, credit funds, and other business development companies. Additional professionals were added to the underwriting and portfolio management team to support the overall increase in investment activity and portfolio growth. This team works closely with the origination and capital markets professionals, as well as the GMS industry research analysts in executing all facets of transaction due diligence and portfolio management. Further enhancements and additions will be made as appropriate to ensure that the CGMSIM Investment Team continues to have best in class execution across each segment of the business.

•	Strong Management Alignment With Investors—Certain members of Carlyle’s senior management team, Carlyle employees and operating executives, and certain partners and affiliates of Carlyle committed to purchase an aggregate of approximately $63.0 million of common stock, of which $29.4 million was funded as of December 31, 2015. Prior to a Qualified IPO, from time to time, CGMSIM intends to pay certain individuals providing services to CGMSIM, including members of the CGMSIM Investment Team, in shares of our common stock and/or in cash a portion of the net after-tax incentive fees that CGMSIM receives from us (not to exceed 25%) in consideration of their services on behalf of CGMSIM. To the extent that any such payment is in shares of our common stock, CGMSIM will purchase such shares from us and distribute the shares to the individuals eligible for such payment, and, to the extent that any such payment is in cash, CGMSIM will require the individuals eligible for such payment to make capital commitments to purchase newly issued shares of our common stock. In addition, following the completion of a Qualified IPO, from time to time, CGMSIM intends to purchase shares of our common stock in the open market at a purchase price, in the aggregate, equal to approximately 25% of each installment of the net after-tax incentive fees that CGMSIM receives from us, subject to market conditions. CGMSIM may then distribute those shares to members of the CGMSIM Investment Team and other individuals eligible for such payment in consideration of their services on behalf of CGMSIM.

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

The Borrower Sub is a Delaware limited liability company that was formed on January 3, 2013. The Borrower Sub invests in first and second lien senior secured loans. The Borrower Sub is consolidated in our consolidated financial statements in Part II, Item 8 of this Form 10-K commencing from the date of its formation, January 3, 2013.

On June 26, 2015, the Company completed the 2015-1 Debt Securitization. The 2015-1 Notes were issued by the 2015-1 Issuer, a wholly-owned and consolidated subsidiary of the Company, and are secured by a diversified portfolio of the 2015-1 Issuer consisting primarily of first and second lien senior secured loans. The 2015-1 Issuer is consolidated in our consolidated financial statements in Part II, Item 8 of this Form 10-K commencing from the date of its formation, May 8, 2015.

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

The CGMSIM Investment Committee, which also serves as the investment committee to NF Investment Corp. (“NFIC”), is led by Michael J. Petrick, Managing Director of Carlyle, Chairman of the CGMSIM Investment Committee, Head of GMS and Chairman of the GMS Finance and NFIC Boards of Directors, and Michael A. Hart, Managing Director of Carlyle, President of GMS Finance and NFIC and member of the GMS Finance and NFIC Boards of Directors. Other members of the CGMSIM Investment Committee include senior GMS investment professionals who are responsible for reviewing and approving our investments. The CGMSIM Investment Committee members are seasoned investment professionals with experience through different credit cycles.

Pursuant to a personnel agreement between the Investment Adviser and The Carlyle Group Employee Co., L.L.C. (“Carlyle Employee Co.”), an affiliate of the Investment Adviser, Carlyle Employee Co. provides the Investment Adviser with access to investment professionals that comprise the CGMSIM Investment Team. As of March 11, 2016, the CGMSIM Investment Team includes a team of approximately 18 investment professionals designated from Carlyle’s GMS platform.

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

Prior to a Qualified IPO, from time to time, CGMSIM intends to pay certain individuals providing services to CGMSIM, including members of the CGMSIM Investment Team, in shares of our common stock and/or in cash a portion of the net after-tax incentive fees that CGMSIM receives from us (not to exceed 25%) in consideration of their services on behalf of CGMSIM. To the extent that any such payment is in shares of our common stock, CGMSIM will purchase such shares from us and distribute the shares to the individuals eligible for such payment, and, to the extent that any such payment is in cash, CGMSIM will require the individuals eligible for such payment to make capital commitments to purchase newly issued shares of our common stock. In addition, following the completion of a Qualified IPO, from time to time, CGMSIM intends to purchase shares of our common stock in the open market at a purchase price, in the aggregate, equal to approximately 25% of each installment of the net after-tax incentive fees that CGMSIM receives from us, subject to market conditions. CGMSIM may then distribute those shares to members of the CGMSIM Investment Team and other individuals eligible for such payment in consideration of their services on behalf of CGMSIM.

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

About Carlyle

Carlyle is one of the world’s largest and most diversified multi-product global alternative asset management firms. Carlyle and its affiliates advise an array of specialized investment funds and other investment vehicles that invest across a range of industries, geographies, asset classes and investment strategies. Since its founding in Washington, D.C. in 1987, Carlyle has grown to become a leading global alternative asset manager with more than $183 billion in assets under management (“AUM”) across 126 funds and 160 fund of funds vehicles as of December 31, 2015. Carlyle has more than 1,700 employees, including more than 700 investment professionals in 36 offices across six continents, and serves over 1700 active carry fund investors from 78 countries.

Carlyle’s GMS platform was established in 1999 with its first high yield fund. As of December 31, 2015, it advises a group of 68 active funds that pursue investment strategies including long/short credit, long/short emerging markets equities, macroeconomic strategies, commodities trading, and structured transactions, quantitative market strategies, leveraged loans and structured credit, energy mezzanine opportunities, middle market lending and distressed debt.

Primary areas of focus for Carlyle’s GMS teams include:

•	Structured Credit Funds. The structured credit funds invest primarily in performing senior secured bank loans through structured vehicles and other investment vehicles. In 2015, Carlyle closed five new U.S. CLOs and three CLOs in Europe with a total of $2.8 billion and $1.5 billion, respectively, of AUM at December 31, 2015. As of December 31, 2015, the structured credit team advised 43 structured credit funds and one carry fund in the United States, Europe, and Asia totaling, in the aggregate, approximately $18.4 billion in AUM.

•	Distressed and Corporate Opportunities. The distressed and corporate opportunities funds generally invest in liquid and illiquid securities and obligations, including secured debt, senior and subordinated unsecured debt, convertible debt obligations, preferred stock and public and private equity of financially distressed companies in defensive and asset-rich industries. In certain investments, these funds may seek to restructure pre-reorganization debt claims into controlling positions in the equity of reorganized companies. As of December 31, 2015, Carlyle’s distressed and corporate opportunities team advised two funds totaling, in the aggregate, over $1.4 billion in AUM.

•	Middle Market Finance. The middle market finance business is comprised of Carlyle’s BDCs (including us), a CLO consisting of middle market senior, first lien loans, and Carlyle’s corporate mezzanine funds, which invest in the first-lien, second-lien and mezzanine loans of middle-market companies, typically defined as companies with annual EBITDA ranging from $10 million to $100 million that lack access to the broadly syndicated loan and bond markets. As of December 31, 2015, Carlyle’s middle market investment team advised five funds totaling, in the aggregate, approximately $2.2 billion in AUM.

•	Energy Mezzanine Opportunities. The energy mezzanine opportunities team invests primarily in privately negotiated mezzanine debt investments in North American energy and power projects and companies. As of December 31, 2015, Carlyle’s energy mezzanine opportunities team advised two funds with approximately $4.3 billion in AUM.

•	Long/Short Credit. Claren Road Asset Management LLC (“Claren Road”) advises two long/short credit hedge funds focusing on the global high grade and high yield markets totaling, in the aggregate, over $3.4 billion in AUM as of December 31, 2015, which includes $2.3 billion of AUM that is subject to outstanding redemption requests as of the beginning of the first quarter of 2016. Claren Road seeks to profit from market mispricing of long and/or short positions in corporate bonds and loans, and their derivatives, across investment grade, below investment grade (high yield) or distressed companies.

•	Emerging Market Equity and Macroeconomic Strategies. Emerging Sovereign Group LLC (“ESG”) advises six emerging markets equities and macroeconomic hedge funds with $4.3 billion in the aggregate of AUM as of December 31, 2015, which includes $0.7 billion of AUM that is subject to outstanding redemption requests as of the beginning of the first quarter of 2016. ESG’s emerging markets equities funds invest in publicly-traded equities across a range of developing countries. ESG’s macroeconomic funds pursue investment strategies in developed and developing countries, and opportunities resulting from changes in the global economic environment.

•	Commodities. Carlyle Commodity Management LLC (f/k/a Vermillion Asset Management LLC), a New York-based commodities investment manager (“CCM”) advises five hedge funds and two structured product fund totaling, in the aggregate, approximately $1.3 billion of AUM as of December 31, 2015, which includes $0.1 billion of AUM that is subject to outstanding redemption requests as of the beginning of the first quarter of 2016. CCM’s investment strategies include relative value, enhanced index and long-biased physical commodities, commodity sector-focused funds, and structured transactions. CCM seeks to produce positive, uncorrelated returns, through a liquid, relative-value, low volatility approach to trading both physical commodities and their derivatives and structuring transactions in physical commodities.

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

In addition, NFIC invests in Middle Market Senior Loans, and thus substantially all investment opportunities that fall within our investment objective may also fall within NFIC’s investment objective. On February 26, 2014, the SEC granted us and NFIC, as well as future funds advised by CGMSIM, Exemptive Relief to co-invest in suitable investments, subject to certain terms and conditions in the Exemptive Relief.

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

Staffing

We do not currently have any employees. Our Chief Financial Officer and Treasurer and Chief Operating Officer presently serve as a principal or managing director of Carlyle and are retained by CGMSFA pursuant to the Carlyle Employee Co. Sub-Administration Agreement. Our Chief Compliance Officer and Secretary presently serves as a director of Carlyle and is retained by CGMSFA pursuant to the CELF Sub-Administration Agreement. Each of these professionals performs their respective functions for us under the terms of our Administration Agreement.

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

Portfolio Composition

As of December 31, 2015 and 2014, the fair value of our investments was approximately $1,052.7 million and $698.7 million, respectively, in 85 and 72 portfolio companies/structured finance obligations, respectively. The type, geography and industry composition of investments—non-controlled/non-affiliated as a percentage of fair value as of December 31, 2015 and 2014 was each as follows:

	As of December 31,
Type—% of Fair Value	2015	2014
First Lien Debt	75.53%	73.68%
Second Lien Debt	19.98	15.44
Structured Finance Obligations	4.26	10.88
Equity Investments	0.23	—

Total	100.00%	100.00%

	As of December 31,
Geography—% of Fair Value	2015	2014
Cayman Islands	4.26%	10.52%
Ireland	0.93	1.70
United Kingdom	2.14	3.51
United States	92.67	84.27

Total	100.00%	100.00%

	As of December 31,
Industry—% of Fair Value	2015	2014
Aerospace and Defense	6.02%	8.59%
Automotive	5.02	3.37
Banking, Finance, Insurance & Real Estate	13.24	4.09
Business Services	12.38	9.06
Capital Equipment	1.71	1.42
Chemicals, Plastics & Rubber	2.46	2.36
Construction & Building	1.90	2.58
Consumer Services	4.82	5.94
Containers, Packaging & Glass	5.24	4.02
Durable Consumer Goods	1.94	4.57
Energy: Electricity	3.51	1.19
Energy: Oil & Gas	1.08	1.74
Environmental Industries	1.10	2.98
Healthcare & Pharmaceuticals	6.09	7.64
High Tech Industries	4.73	5.25
Hotel, Gaming & Leisure	2.97	1.23
Media: Advertising, Printing & Publishing	1.96	0.96
Metals & Mining	0.97	1.47
Non-durable Consumer Goods	3.85	3.73
Retail	2.29	1.83
Software	1.33	3.95
Structured Finance	4.26	10.88
Telecommunications	6.72	4.01
Transportation: Cargo	1.82	2.79
Transportation: Consumer	0.89	1.57
Utilities: Electric	0.54	0.84
Wholesale	1.16	1.94

Total	100.00%	100.00%

See the Consolidated Schedules of Investments as of December 31, 2015 and 2014 in our consolidated financial statements in Part II, Item 8 of this Form 10-K for more information on these investments, including a list of companies and type, cost and fair value of investments.

Investment Process—Middle Market Senior Loans

We view our investment process as consisting of four distinct phases described below:

Origination. Our Investment Adviser sources middle market investment opportunities through the CGMSIM Investment Team’s extensive network of relationships with private equity firms, other middle market senior lenders, and investment and commercial banks. The CGMSIM Investment Team supplements these relationships through personal visits and marketing campaigns focused on maximizing investment deal flow. It is their responsibility to identify specific opportunities, to refine opportunities through candid exploration of the underlying facts and circumstances and to apply creative and flexible thinking to solve clients’ financing needs. The origination personnel are located in New York, Illinois and California. Each originator maintains long-standing relationships with potential sources of deal flow and is responsible for covering a specified target market. We believe those originators’ strength and breadth of relationships across a wide range of markets generate numerous financing opportunities, which should enable our Investment Adviser to be highly selective in recommending investments.

Credit Evaluation. Our Investment Adviser utilizes a systematic, consistent approach to credit evaluation with a particular focus on an acceptable level of debt repayment and deleveraging under a “base case” set of projections, which we refer to as the “Base Case,” which typically reflects a more conservative estimate than the set of projections provided by a prospective portfolio company, which we refer to as the “Management Case.” In addition, our Investment Adviser leverages the industry-specific expertise within the GMS platform. Our Investment Adviser has access to 11 GMS Structured Credit research analysts who cover approximately 20 industries and advise GMS’ CLO funds. The key criteria that our Investment Adviser considers include (i) strong and resilient underlying business fundamentals, (ii) a substantial equity cushion in the form of capital ranking junior in right of payment to our investment and (iii) a conclusion that the overall Base Case and in some cases a “downside case” allows for adequate debt repayment and deleveraging. Our Investment Adviser focuses on the criteria for evaluating prospective portfolio companies discussed above under “Competitive Strengths.” In evaluating a particular company, our Investment Adviser puts more emphasis on credit considerations (such as (i) debt repayment and deleveraging under a Base Case set of projections, (ii) the ability of the company to maintain a modest liquidity cushion under a Base Case set of projections, and (iii) the ability of the company to service its fixed charge obligations under a Base Case set of projections) than on profit potential and loan pricing. Our Investment Adviser’s due diligence process for middle market credits typically entails:

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

Our Investment Adviser monitors and, when appropriate, changes the investment ratings assigned to each debt investment in our portfolio. In connection with our quarterly valuation process, our Investment Adviser reviews our investment ratings on a regular basis. The following table summarizes the Internal Risk Ratings as of December 31, 2015 and 2014:

	December 31, 2015		December 31, 2014
	Fair Value	% of Fair Value	Fair Value	% of Fair Value
(dollar amounts in millions)
Internal Risk Rating 1	$71.2	7.08%	$55.6	8.93%
Internal Risk Rating 2	809.7	80.54	517.1	83.04
Internal Risk Rating 3	112.3	11.17	41.0	6.58
Internal Risk Rating 4	12.2	1.21	9.0	1.45
Internal Risk Rating 5	—		—	—
Internal Risk Rating 6	—		—	—

Total	$1,005.4	100.00%	$622.7	100.00%

As of December 31, 2015 and 2014, the weighted average Internal Risk Rating of our debt investment portfolio was 2.1 and 2.0, respectively.

Investment Process—Opportunistic Investments

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

In addition, investment companies registered under the Investment Company Act and private funds that are excluded from the definition of “investment company” pursuant to either Section 3(c)(1) or 3(c)(7) of the

Investment Company Act may not acquire directly or through a controlled entity more than 3% of our total outstanding voting stock (measured at the time of the acquisition), unless the funds comply with an exemption under the Investment Company Act. As a result, certain of our investors may hold a smaller position in our shares than if they were not subject to these restrictions.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”) imposes a wide variety of new regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect us. For example:

•	pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), our President and Chief Financial Officer must certify the accuracy of the financial statements contained in our periodic reports;

•	pursuant to Item 307 of Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;

•	pursuant to Rule 13a-15 of the Exchange Act, our management must prepare a report regarding its assessment of our internal control over financial reporting and, starting from the date on which we cease to be an emerging growth company under the JOBS Act, must obtain an audit of the effectiveness of internal control over financial reporting performed by our independent registered public accounting firm; and

•	pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to material weaknesses.

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We will continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.

Proxy Voting Policies and Procedures

We have delegated our proxy voting responsibility to our Investment Adviser, CGMSIM. The proxy voting policies and procedures of CGMSIM are set forth below. These guidelines are reviewed periodically by CGMSIM and our directors who are not “interested persons” as defined in Section 2(a)(19) of the Investment Company Act (“Independent Directors”), and, accordingly, are subject to change.

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

CGMSIM’s proxy voting decisions will be made by the CGMSIM Investment Committee. To ensure that the vote is not the product of a conflict of interest, CGMSIM will require that: (1) anyone involved in the decision making process disclose to the CGMSIM Investment Committee, and Independent Directors, any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (2) employees involved in the decision making process or vote administration are prohibited from revealing how CGMSIM intends to vote on a proposal in order to reduce any attempted influence from interested parties.

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

Risks Related to Economic Conditions

Capital markets may experience periods of disruption and instability. These market conditions may materially and adversely affect debt and equity capital markets in the United States and abroad, which may in the future have a negative impact on our business and operations.

From time to time, capital markets may experience periods of disruption and instability. For example, between 2007 and 2009, the global capital markets experienced an extended period of disruption as evidenced by a lack of liquidity in the debt capital markets, write-offs in the financial services sector, the re-pricing of credit risk and the failure of certain major financial institutions. Despite actions of the United States, federal government and foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. While market conditions have experienced relative stability in recent years, there have been continuing periods of volatility such as that experienced during the first quarter of 2016 and there can be no assurance that adverse market conditions will not repeat themselves in the future. During such periods of market disruption and instability, we and other companies in the financial services sector may have limited access, if available, to alternative markets for debt and equity capital. Equity capital may be difficult to raise to the extent we complete an initial public offering and commence trading on an exchange because, subject to some limited exceptions which will apply to us, as a BDC we will generally not be able to issue additional shares of our common stock at a price less than net asset value. In addition, our ability to incur indebtedness (including by issuing preferred stock) is limited by applicable regulations such that our asset coverage, as defined in the Investment Company Act, must equal at least 200% immediately after each time we incur indebtedness. The debt capital that will be available, if at all, may be at a higher cost and on less favorable terms and conditions in the future. Any inability to raise capital could have a negative effect on our business, financial condition and results of operations.

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

Uncertainty about the financial stability of the United States and of several countries in the European Union (EU) and China could have a significant adverse effect on our business, financial condition and results of operations.

Due to federal budget deficit concerns, S&P downgraded the federal government’s credit rating from AAA to AA+ for the first time in history on August 5, 2011. Further downgrades or warnings by S&P or other rating agencies, and the United States government’s credit and deficit concerns in general, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased U.S. government credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of our common stock.

In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt in Greece, Ireland, Italy, Portugal and Spain, which created concerns about the ability of these nations to continue to service their sovereign debt obligations. While the financial stability of such countries has improved significantly, risks resulting from any future debt crisis in Europe or any similar crisis could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in these countries and the financial condition of European financial institutions. Market and economic disruptions have affected, and may in the future affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, among other factors. We cannot assure you that market disruptions in Europe, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy, and we cannot assure you that assistance packages will be available, or if available, be sufficient to stabilize countries and markets in Europe or elsewhere affected by a financial crisis. To the extent uncertainty regarding any economic recovery in Europe negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be adversely affected.

In the second quarter of 2015, stock prices in China experienced a significant drop, resulting primarily from continued sell-off of shares trading in Chinese markets. In August 2015, Chinese authorities sharply devalued China’s currency. These market and economic disruptions affected, and may in the future affect, the U.S. capital markets, which could adversely affect our business.

In October 2014, the Federal Reserve announced that it was concluding its bond-buying program, or quantitative easing, which was designed to stimulate the economy and expand the Federal Reserve’s holdings of long-term securities, suggesting that key economic indicators, such as the unemployment rate, had showed signs of improvement since the inception of the program. It is unclear what effect, if any, the conclusion of the Federal Reserve’s bond-buying program will have on the value of our investments. However, it is possible that, without quantitative easing by the Federal Reserve, these developments, along with the United States government’s credit and deficit concerns and the European sovereign debt crisis, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. Additionally, in December 2015, the Federal Reserve raised the target range for the federal funds rate. However, if key economic indicators, such as the unemployment rate or inflation, do not progress at a rate consistent with the Federal Reserve’s objectives, the target range for the federal funds rate may change and cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms.

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

Capital markets may experience periods of disruption and instability; as a result, we may be unable to launch or complete a Qualified IPO of our common stock or list our shares on a recognized exchange.

From time to time, the U.S. and global capital markets may experience periods of disruption and instability. While market conditions have experienced relative stability in recent years, there have been continuing periods of volatility such as that experienced during the first quarter of 2016 and there can be no assurance that adverse market conditions will not repeat themselves or worsen in the future. A prolonged period of market illiquidity may have an adverse effect on our business, financial condition and results of operations. Unfavorable economic conditions could also increase our portfolio companies’ funding costs, limit their access to the capital markets or result in a decision by lenders not to extend credit to them. These events could limit our investment originations, limit their ability to grow, negatively impact our operating results, and delay or prevent us from launching or completing a Qualified IPO of our common stock or listing our shares on a recognized exchange.

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

We may need additional capital to fund growth in our investments. We have issued and expect to issue additional equity securities in connection with the private offering of our shares of common stock to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), and other applicable securities laws (the “Private Offering”) and expect to continue to borrow from financial institutions. A reduction in the availability of new capital could limit our ability to grow. We must distribute at least 90% of our investment company taxable income to our stockholders to maintain our RIC status. As a result, any such cash earnings may not be available to fund investment originations. We have borrowed under the Revolving Credit Facility, the Facility and through the issuance of the 2015-1 Notes and in the future may borrow under additional debt facilities from financial institutions and issue additional debt and equity securities. If we fail to obtain funds from such sources or from other sources to fund our investments, it could limit our ability to grow, which may have an adverse effect on the value of our securities. In addition, as a BDC, our ability to borrow or issue preferred stock may be restricted if our total assets are less than 200% of our total borrowings and preferred stock.

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

As part of our business strategy, we, including through our wholly-owned subsidiaries, borrow from and may in the future issue additional senior debt securities to banks, insurance companies and other lenders. Holders of these loans or senior securities would have fixed-dollar claims on our assets that are superior to the claims of our stockholders. If the value of our assets decreases, leverage will cause our net asset value to decline more sharply than it otherwise would have without leverage. Similarly, any decrease in our income would cause our net income to decline more sharply than it would have if we had not borrowed. This decline could negatively affect our ability to make dividend payments on our common stock. Our ability to service our borrowings depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. In addition, the management fees are payable based on our gross assets, including cash and assets acquired through the use of leverage, which may give our Adviser an incentive to use leverage to make additional investments. See “—We may be obligated to pay our Investment Adviser even if we incur a loss.” The amount of leverage that we employ will depend on our Investment Adviser’s and our Board of Directors’ assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us.

Our Revolving Credit Facility, Facility and 2015-1 Notes also impose financial and operating covenants that restrict our business activities, remedies on default and similar matters. As of December 31, 2015, we are in compliance with the covenants of our Revolving Credit Facility, Facility and 2015-1 Notes. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. Accordingly, although we believe we will continue to be in compliance, we cannot assure you that we will continue to comply with the covenants in our Revolving Credit Facility, Facility and 2015-1 Notes. Failure to comply with these covenants could result in a default. If we were unable to obtain a waiver of a default from the lenders or holders of that indebtedness, as applicable, those lenders or holders could accelerate repayment under that indebtedness. An acceleration could have a material adverse impact on our business, financial condition and results of operations. Lastly, we may be unable to obtain additional leverage, which would, in turn, affect our return on capital.

As of December 31, 2015, we had $507.3 million of outstanding consolidated indebtedness, which would have an annualized interest cost of 2.41% under the terms of our Revolving Credit Facility, Facility and 2015-1 Notes, excluding fees (such as fees on undrawn amounts and amortization of upfront fees), to the extent the amount remains outstanding. Since we generally pay interest at a floating rate on our Revolving Credit Facility, Facility and 2015-1 Notes, an increase in interest rates will generally increase our borrowing costs. We expect that our annualized interest cost and returns required to cover interest will increase after we issue debt securities.

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

Our portfolio securities typically do not have a readily available market price and, in such a case, we will value these securities at fair value as determined in good faith under procedures adopted by our Board of Directors, which valuation is inherently subjective and may not reflect what we may actually realize for the sale of the investment.

Substantially all of our portfolio investments are in the form of debt investments that are not publicly traded. The fair value of these securities is not readily determinable. We value these investments on at least a quarterly basis in accordance with our valuation policy, which is at all times consistent with accounting principles generally accepted in the United States (“US GAAP”). Our Board of Directors utilizes the services of a third-party valuation firm to aid it in determining the fair value of these investments. The Board of Directors discusses valuations and determines the fair value in good faith based on the input of our Investment Adviser and the third-party valuation firm. The participation of our Investment Adviser in our valuation process could result in a conflict of interest, since the management fees are based on our gross assets and also because our Investment Adviser is receiving performance-based incentive fees. The factors that are considered in the fair value pricing of our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparisons to publicly-traded companies, discounted cash flow, relevant credit market indices, and other relevant factors. Because such valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. In addition, the valuation of these types of securities may result in substantial write-downs and earnings volatility.

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

We could experience fluctuations in our quarterly operating results due to a number of factors, including the interest rate payable on the debt securities we acquire, the default rate on such securities, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses and changes in unrealized appreciation or depreciation, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

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

Many of our portfolio investments will, we expect, continue to be made in the form of securities that are not publicly traded. As a result, our Board of Directors determines the fair value of these securities in good faith as described above in “—Our portfolio securities typically do not have a readily available market price and, in such a case, we will value these securities at fair value as determined in good faith under procedures adopted by our Board of Directors, which valuation is inherently subjective and may not reflect what we may actually realize for the sale of the investment.” In connection with that determination, investment professionals of CGMSIM provide our Board of Directors with valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. In addition, the interested directors on our Board of Directors have an indirect pecuniary interest in CGMSIM. The participation of CGMSIM’s investment professionals in our valuation process, and the indirect pecuniary interest in our Investment Adviser by the interested directors on our Board of Directors, could result in a conflict of interest as CGMSIM’s management fees are based on our gross assets and our incentive fees are based, in part, on unrealized gains and losses.

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

A portion of our income and fees may not be qualifying income for purposes of the income source requirement.

Some of the income and fees that we may recognize will not satisfy the income source requirement applicable to RICs. In order to ensure that such income and fees do not disqualify us as a RIC for a failure to satisfy such requirement, we may be required to recognize such income and fees indirectly through one or more entities treated as corporations for U.S. federal income tax purposes. Such corporations will be required to pay U.S. corporate income tax on their earnings, which ultimately will reduce the amount of income available for distribution.

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

The systems and resources necessary to comply with public company reporting requirements will increase further once we cease to be an “emerging growth company” under the JOBS Act. As long as we remain an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We will remain an emerging growth company for up to five years following an initial public offering, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time, we would cease to be an emerging growth company as of the following December 31.

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

If we are not able to implement the applicable requirements of Section 404 in a timely manner or with adequate compliance, our operations, financial reporting or financial results could be adversely affected. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC, and result in a breach of the covenants under the agreements governing any of our financing arrangements. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements could also suffer if we or our independent registered public accounting firm were to report a material weakness in our internal controls over financial reporting. This could materially adversely affect us and lead to a decline in the market price of our common stock, to the extent we have completed a Qualified IPO.

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

The MGCL and our charter and bylaws contain provisions that may discourage, delay or make more difficult a change in control of GMS Finance or the removal of our directors. We are subject to the Maryland Business Combination Act (“MBCA”), subject to any applicable requirements of the Investment Company Act. Our Board of Directors has adopted a resolution exempting from the MBCA any business combination between us and any other person, subject to prior approval of such business combination by our Board of Directors, including approval by a majority of our Independent Directors. If the resolution exempting business combinations is repealed or our Board of Directors does not approve a business combination, the Business Combination Act may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer. Our bylaws exempt from the Maryland Control Share Acquisition Act (“Control Share Act”) acquisitions of our stock by any person. If we amend our bylaws to repeal the exemption from the Control Share Act, the Control Share Act also may make it more difficult for a third party to obtain control of us and increase the difficulty of consummating such a transaction. However, we will amend our bylaws to be subject to the Control Share Act only if our Board of Directors determines that it would be in our best interests and if the SEC staff does not object to our determination that our being subject to the Control Share Act does not conflict with the Investment Company Act. The SEC staff has issued informal guidance setting forth its position that certain provisions of the Control Share Act would, if implemented, violate Section 18(i) of the Investment Company Act.

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

Our Board of Directors may change our investment objectives, operating policies and strategies without prior notice and without stockholder approval.

Our Board of Directors has the authority to modify or, if applicable, waive our investment objectives, operating policies and strategies without prior notice (except as required by the Investment Company Act) and without stockholder approval. In addition, none of our investment policies is fundamental and any of them may be changed without stockholder approval. However, absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. We cannot predict the effect any changes to our current investment objectives, operating policies or strategies would have on our business, operating results and value of our stock. Nevertheless, the effects may adversely affect our business and impact our ability to make distributions.

A failure in our operational systems or infrastructure, or those of third parties, as well as cyber-attacks could significantly disrupt our business or negatively affect our liquidity, financial condition or results of operations.

We rely heavily on our and third parties’ financial, accounting, information and other data processing systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. We face various security threats on a regular basis, including ongoing cyber security threats to and attacks on our information technology infrastructure that are intended to gain access to our proprietary information, destroy data or disable, degrade or sabotage our systems. These security threats could originate from a wide variety of sources, including unknown third parties outside the Company. Although we are not currently aware that we have been subject to cyber-attacks or other cyber incidents which, individually or in the aggregate, have materially affected our operations or financial condition, there can be no assurance that the various procedures and controls we utilize to mitigate these threats will be sufficient to prevent disruptions to our systems. If any of these systems do not operate properly or are disabled for any reason or if there is any unauthorized disclosure of data, whether as a result of tampering, a breach of our network security systems, a cyber-incident or attack or otherwise, we could suffer substantial financial loss, increased costs, a disruption of our businesses, liability to our investors, regulatory intervention or reputational damage. In addition, we operate in a business that is highly dependent on information systems and technology. The information systems and technology that we rely on may not continue to be able to accommodate our growth, and the cost of maintaining such systems may increase from its current level. Such a failure to accommodate growth, or an increase in costs related to such information systems, could have a material adverse effect on us.

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

Changes in laws or regulations governing our business or the businesses of our portfolio companies and any failure by us or our portfolio companies to comply with these laws or regulations may adversely affect our business and the businesses of our portfolio companies.

We and our portfolio companies are subject to laws and regulations at the U.S. federal, state and local levels. These laws and regulations, as well as their interpretation, may change from time to time, and new laws, regulations and interpretations may also come into effect. Any such new or changed laws or regulations could have a material adverse effect on our business. For example, from time to time the market for private equity transactions has been (and is currently being) adversely affected by a decrease in the availability of senior and subordinated financings for transactions, in part in response to credit market disruptions and/or regulatory pressures on providers of financing to reduce or eliminate their exposure to the risks involved in such transactions.

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

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. Many of the provisions of the Dodd-Frank Act have extended implementation periods and delayed effective dates and will require extensive rulemaking by regulatory authorities. While the impact of the Dodd-Frank Act on us and our portfolio companies may not be known for an extended period of time, the Dodd-Frank Act, including future rules implementing its provisions and the interpretation of those rules, along with other legislative and regulatory proposals directed at the financial services industry and the financial markets (including derivative markets) or affecting taxation that are proposed or pending in the U.S. Congress, may negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies, restrict or further regulate certain of our activities, including derivative trading and hedging activities, intensify the regulatory supervision of us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. In addition, if we do not comply with applicable laws and regulations, we could lose any licenses that we then hold for the conduct of our business and may be subject to civil fines and criminal penalties.

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

Unitranche Loans. Unitranche loans provide leverage levels comparable to a combination of first lien and second lien or subordinated loans, and may rank junior to other debt instruments issued by the portfolio company. Unitranche loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a heightened risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. From the perspective of a lender, in addition to making a single loan, a unitranche loan may allow the lender to choose to participate in the “first out” tranche, which will generally receive priority with respect to payments of principal, interest and any other amounts due, or to choose to participate only in the “last out” tranche, which is generally paid after the first out tranche is paid. We participate in “first out” and “last out” tranches of unitranche loans and make single unitranche loans.

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

The CLOs in which we invest may be subject to withholding tax if they fail to comply with certain reporting requirements.

Legislation commonly referred to as the “Foreign Account Tax Compliance Act,” or FATCA, imposes a withholding tax of 30% on payments of U.S. source interest and distributions, and gross proceeds from the disposition of an instrument that produces U.S. source interest or distributions paid after December 31, 2016, to certain non-U.S. entities, including certain non-U.S. financial institutions and investment funds, unless such non-U.S. entity complies with certain reporting requirements regarding its U.S. account holders and its U.S. owners. Most CLO vehicles in which we invest will be treated as non-U.S. financial entities for this purpose, and therefore will be required to comply with these reporting requirements to avoid the 30% withholding. If a CLO vehicle in which we invest fails to properly comply with these reporting requirements, it could reduce the amounts available to distribute to equity and junior debt holders in such CLO vehicle, which could materially and adversely affect our operating results and cash flows.

Failure by a CLO vehicle in which we are invested to satisfy certain tests will harm our operating results.

The failure by a CLO in which we invest to satisfy financial covenants, including with respect to adequate collateralization and/or interest coverage tests, could lead to a reduction in its payments to us. In the event that a CLO fails certain tests, holders of debt senior to us may be entitled to additional payments that would, in turn, reduce the payments we would otherwise be entitled to receive. Separately, we may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, with a defaulting CLO or any other investment we may make. If any of these occur, it could materially and adversely affect our operating results and cash flows.

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

Although we do not intend to focus our investments in any specific industries, our portfolio may be concentrated in a limited number of portfolio companies and industries. Beyond the asset diversification requirements associated with our qualification as a RIC under Subchapter M of the Code and under the Revolving Credit Facility, Facility and 2015-1 Notes, we do not have fixed guidelines for diversification, and while we do not target any specific industries, our investments may be concentrated in relatively few industries. As a result, the aggregate returns we will realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of one or more investments. Additionally, a downturn in any particular industry in which we are invested could also significantly impact the aggregate returns we realize.

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

Although most of our investments are expected to be U.S. dollar-denominated, any investments denominated in a foreign currency will be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-

term opportunities for investment and capital appreciation, and political developments. We may employ hedging techniques to minimize these risks, but we can offer no assurance that we will, in fact, hedge currency risk, or that if we do, such strategies will be effective.

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

Risks Related to Debt Securitization Financing Transactions

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

If we have not consummated a Qualified IPO by May 2, 2018, it could result in an early optional redemption of the 2015-1 Notes.

If we have not consummated a Qualified IPO by May 2, 2018, then our Board of Directors (subject to any necessary stockholder approvals and applicable requirements of the Investment Company Act) will use its best efforts to wind-down and/or liquidate and dissolve us. If this were to occur, it would likely result in us using our rights, as a holder of the Preferred Interests to effect an optional redemption of the 2015-1 Notes. If at such time the portfolio loans of the 2015-1 Issuer were not performing well, the 2015-1 Issuer may not have sufficient proceeds available to enable the trustee under the 2015-1 Indenture to pay a distribution to holders of the Preferred Interests of the 2015-1 Issuer.

To the extent we use additional structured financing vehicles, we could be subject to heightened risk versus holding direct investments in underlying portfolio companies.

To finance investments, we may continue to securitize certain of our investments, including through the formation of one or more additional CLOs, while retaining all or most of the exposure to the performance of these investments. This would involve contributing a pool of assets to a special purpose entity, and selling debt interests in such entity on a non-recourse or limited-recourse basis to purchasers. Any interest in any such CLO held by the Company may be considered a “non-qualifying asset” for purposes of Section 55 of the Investment Company Act.

If we create another CLO, we will likely depend on distributions from the CLO’s assets out of its earnings and cash flows to enable us to make distributions to our stockholders. The ability of a CLO to make distributions or pay dividends will be subject to various limitations, including the terms and covenants of the debt it issues. For example, tests (based on interest coverage or other financial ratios or other criteria) may restrict our ability, as holder of a CLO’s equity interests, to receive cash flow from these investments. There is no assurance any such performance tests will be satisfied. Also, a CLO may take actions that delay distributions in order to preserve ratings and to keep the cost of present and future financings lower or the CLO may be obligated to retain cash or other assets to satisfy over-collateralization requirements commonly provided for holders of the CLO’s debt. As a result, there may be a lag, which could be significant, between the repayment or other realization on a loan or other assets in, and the distribution of cash out of, a CLO, or cash flow may be completely restricted for the life of the CLO.

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

The character of income and gains to be distributed by us is determined in accordance with U.S. federal income tax regulations that may differ from the determination of income in accordance with US GAAP, particularly as it relates to our CLO equity investments. Taxable income on our CLO equity investments is based upon the distributable share of earnings as determined under tax regulations, which may be consistent with the cash flows generated by those investments, while our income for US GAAP purposes from these investments is currently based upon an effective yield calculation. Accordingly, taxable income attributed to a CLO equity investment can be significantly different from the calculation of income on these investments for financial reporting purposes. In general, we expect our annual taxable income from our CLO equity investments to be higher than our income from these investments determined in accordance with US GAAP on the basis of actual cash received. The minimum distribution requirements applicable to companies like us that have elected to be treated as “regulated investment companies” for U.S. federal income tax purposes require us to distribute to our stockholders at least 90% of our investment company taxable income each year. We expect our Board of Directors to consider, among other factors, these minimum distribution requirements in determining the amount and frequency of our dividends.

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

Holders

As of March 11, 2016, there were approximately 1,625 holders of record of our common stock.

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

The following table summarizes the Company’s dividends declared since inception through March 11, 2016:

Date Declared	Record Date	Payment Date	Per Share Amount		Total Amount	Annualized Dividend Yield(1)
March 13, 2014	March 31, 2014	April 14, 2014	$0.19		$2,449	4.76%
June 26, 2014	June 30, 2014	July 14, 2014	$0.27		$3,481	5.52%
September 12, 2014	September 18, 2014	October 9, 2014	$0.44		$5,956	9.23%
December 19, 2014	December 29, 2014	January 26, 2015	$0.35		$6,276	8.17%
March 11, 2015	March 13, 2015	April 17, 2015	$0.37		$7,833	8.58%
June 24, 2015	June 30, 2015	July 22, 2015	$0.37		$9,902	9.03%
September 24, 2015	September 24, 2015	October 22, 2015	$0.42		$11,670	8.91%
December 29, 2015	December 29, 2015	January 22, 2016	$0.40		$12,610	8.97%
December 29, 2015	December 29, 2015	January 22, 2016	$0.18	(2)	$5,674	4.03%
March 10, 2016	March 14, 2016	April 22, 2016(3)	$0.40		$13,337	9.26%

(1)	Annualized dividend yield is calculated by dividing the declared dividend by the weighted average of the net asset value at the beginning of the quarter and the capital called during the quarter and annualizing over 4 quarterly periods.
(2)	Represents a special dividend.
(3)	Payable on or about April 22, 2016.

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

Item 6. Selected Financial Data

The tables below set forth our selected consolidated historical financial data for the periods indicated. The selected consolidated historical financial data as of and for the years ended December 31, 2015, 2014 and 2013, have been derived from our audited consolidated financial statements, which are included in “Financial Statements and Supplementary Data” in Part II, Item 8 of this Form 10-K.

The selected consolidated financial information and other data presented below should be read in conjunction with the information contained in Part II, Item 7 of this Form 10-K “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the audited consolidated financial statements and the notes thereto in Part II, Item 8 of this Form 10-K, “Financial Statements and Supplementary Data”.

	For the years ended December 31,
	2015	2014	2013
(dollar amounts in thousands, except per share data)
Consolidated Statements of Operations Data
Income
Total investment income	$69,190	$32,984	$4,969
Expenses
Net expenses	33,666	18,724	6,638
Net investment income (loss)	35,524	14,260	(1,669)
Net realized gain (loss) on investments—non-controlled/non-affiliated	1,164	72	63
Net change in unrealized appreciation (depreciation) on investments—non-controlled/non-affiliated	(18,015)	(8,718)	(321)
Net increase (decrease) in net asset resulting from operations	18,673	5,614	(1,927)
Basic and diluted earnings per common share	$0.75	$0.43	$(0.64)
Dividends declared per common share (1)	$1.74	$1.25	$—

(1)	Cumulative per share dividends declared by the Company’s Board of Directors for the years ended December 31, 2015 and 2014. The Company’s Board of Directors did not declare a dividend during the year ended December 31, 2013.

	As of and for the years ended December 31,
	2015	2014	2013
(dollar amounts in thousands, except per share data)
Consolidated Statements of Assets and Liabilities Data
Investments—non-controlled/non-affiliated, at fair value	$1,052,666	$698,662	$212,807
Cash and cash equivalents	41,837	8,754	42,010
Total assets	1,106,388	716,720	260,967
Secured borrowings	234,313	308,441	66,822
2015-1 Notes payable	273,000	—	—
Total liabilities	534,662	378,463	74,965
Total net assets	571,726	338,257	186,002
Net assets per share	$18.14	$18.86	$19.42

Other Data:
Number of portfolio companies/structured finance obligations at year end	85	72	27
Average funded investments in new portfolio companies/structured finance obligations	12,996	10,597	6,751
Total return based on net asset value (1)	5.41%	3.55%	(2.90%)
Weighted average yield of first lien and second lien debt at fair value (2)	7.75%	6.58%	6.88%
Weighted average yield of first lien and second lien debt at amortized cost (2)	7.66%	6.51%	6.85%

(1)

Total return is based on the change in net asset value per share during the year plus the declared dividends, assuming reinvestment of dividends in accordance with the dividend reinvestment plan, divided by the beginning net asset value for the year. Total return based on change in net asset value for the year ended December 31, 2013 was calculated for the period from commencement of operations through December 31, 2013. Total return for the years ended December 31, 2015, 2014 and 2013 was inclusive of $0.11, $0.09, and $0.32, respectively, per share increase in net asset value related to the offering price of subscriptions. Excluding the effects of the higher offering price of subscriptions, total return would have been 4.83%, 3.09%, and (4.50%), respectively (refer to Note 8 in Part II, Item 8 of this Form 10-K for additional information).
(2)	Weighted average yields do not include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of December 31, 2015, 2014 and 2013. Actual yields earned over the life of each investment could differ materially from the yields presented above.

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

GMS Finance’s investment objective is to generate current income and capital appreciation primarily through debt investments in U.S. middle market companies, which we define as companies with approximately $10 million to $100 million of earnings before interest, taxes, depreciation and amortization (“EBITDA”). GMS Finance seeks to achieve its investment objective by investing primarily in first lien senior secured loans (which may include stand-alone first lien loans; “last out” first lien loans, which are loans that have a secondary priority behind “first out” first lien loans; “unitranche” loans, which are loans that combine features of first lien, second lien or subordinated loans, generally in a first lien position; and secured corporate bonds with features similar to the features of these categories of first lien loans) and second lien senior secured loans (which may include senior secured loans, and, to a lesser extent, secured corporate bonds, with a secondary priority behind first lien loans) (collectively, “Middle Market Senior Loans”). The Middle Market Senior Loans are generally made to private U.S. middle market companies that are, in many cases, controlled by private equity firms. Depending on market conditions, GMS Finance expects that between 70% and 80% of the value of its assets will be invested in Middle Market Senior Loans, with the balance invested in higher-yielding investments, which may include middle market junior loans such as corporate mezzanine loans, equity co-investments, broadly syndicated first lien and second lien senior secured loans, high-yield bonds, structured finance obligations and/or other opportunistic investments. We expect that the composition of our portfolio will change over time given our Investment Adviser’s view on, among other things, the economic and credit environment (including with respect to interest rates) in which we are operating.

GMS Finance is externally managed by the Investment Adviser, an investment adviser registered under the Investment Advisers Act of 1940, as amended. The Administrator provides the administrative services necessary for GMS Finance to operate. Both the Investment Adviser and the Administrator are wholly-owned subsidiaries of Carlyle Investment Management L.L.C., a subsidiary of The Carlyle Group L.P. “Carlyle” refers to The Carlyle Group L.P., its affiliates and its consolidated subsidiaries, a global alternative asset manager publicly traded on NASDAQ Global Select Market under the symbol “CG”. Refer to the sec.gov website for further information on Carlyle.

On February 29, 2016, the Company and Credit Partners USA LLC (“Credit Partners”) entered into a Limited Liability Company agreement to co-manage Middle Market Credit Fund, LLC (“Credit Fund”). Credit Fund will primarily invest in first lien loans of middle-market companies. Credit Fund is managed by a six-member board of managers, on which the Company and Credit Partners each have equal representation. The Company and Credit Partners each have 50% economic ownership of Credit Fund and have commitments to fund, from time to time, capital of up to $400 million each.

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

Expenses

Our primary operating expenses include the payment of: (i) investment advisory fees, including base management fees and incentive fees, to our Investment Adviser pursuant to an investment advisory agreement (the “Investment Advisory Agreement”) between us and our Investment Adviser; (ii) costs and other expenses and our allocable portion of overhead incurred by our Administrator in performing its administrative obligations under an administration agreement (the “Administration Agreement”) between us and our Administrator; and (iii) other operating expenses as detailed below:

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

PORTFOLIO AND INVESTMENT ACTIVITY

The fair value of our investments was approximately $1,052,666, comprised of 85 portfolio companies/structured finance obligations as of December 31, 2015. The fair value of our investments was approximately $698,662 comprised of 72 portfolios companies/structured finance obligations as of December 31, 2014. The fair value of our investments was approximately $212,807 comprised of 27 portfolio companies/structured finance obligations as of December 31, 2013.

The Company’s investment activity for the years ended December 31, 2015, 2014 and 2013 is presented below (information presented herein is at amortized cost unless otherwise indicated):

	For the years ended December 31,
	2015	2014	2013
Investments—non-controlled/non-affiliated:
Total Investments—non-controlled/non-affiliated as of January 1	$707,701	$213,128	$—
New Investments purchased	597,811	614,622	216,445
Net accretion of discount on securities	3,035	1,108	65
Net realized gain (loss) on investments	1,164	72	63
Investments sold or repaid	(229,991)	(121,229)	(3,445)

Total Investments—non-controlled/non-affiliated as of December 31	$1,079,720	$707,701	$213,128

Principal amount of investments funded:
First Lien Debt	$481,510	$457,212	$143,396
Second Lien Debt	115,250	80,790	41,000
Structured Finance Obligations	15,760	115,638	55,882
Equity Investments	1,507	—	—

Total	$614,027	$653,640	$240,278

Principal amount of investments sold or repaid:
First Lien Debt	$(191,718)	$(77,040)	$(485)
Second Lien Debt	(8,000)	(9,500)	—
Structured Finance Obligations	(39,475)	(31,363)	(8,000)

Total	$(239,193)	$(117,903)	$(8,485)

Number of new funded investments	46	58	32
Average new funded investment amount	$12,996	$10,597	$6,751
Percentage of new funded debt investments at floating rates	98%	98%	100%
Percentage of new funded debt investments at fixed rates	2%	2%	0%

As of December 31, 2015, 2014 and 2013, investments—non-controlled/non-affiliated consisted of the following:

	December 31, 2015		December 31, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt	$800,857	$795,034	$517,450	$514,787	$141,510	$141,676
Second Lien Debt	216,708	210,396	111,261	107,874	40,636	39,767
Structured Finance Obligations	59,940	44,812	78,990	76,001	30,982	31,364
Equity Investments	2,215	2,424	—	—	—	—

Total	$1,079,720	$1,052,666	$707,701	$698,662	$213,128	$212,807

The weighted average yields (1) for our first and second lien debt, based on the amortized cost and fair value as of December 31, 2015, 2014 and 2013, were as follows:

	December 31, 2015		December 31, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt	7.14%	7.19%	6.01%	6.04%	6.24%	6.23%
Second Lien Debt	9.59%	9.87%	8.86%	9.14%	8.97%	9.16%

(1)	Weighted average yields do not include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of December 31, 2015, 2014 and 2013. Actual yields earned over the life of each investment could differ materially from the yields presented above.

RESULTS OF OPERATIONS

For the years ended December 31, 2015, 2014 and 2013

The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and losses and net change in unrealized appreciation and depreciation.

Investment Income

Interest income for the years ended December 31, 2015, 2014 and 2013, was as follows:

	For the years ended December 31,
	2015	2014	2013
Interest income from non-controlled/non-affiliated investments:
First Lien Debt	$45,654	$18,028	$2,837
Second Lien Debt	15,357	5,716	648
Structured Finance Obligations	8,160	9,233	1,474
Equity Investments	12	—	—
Cash	7	7	10

Total investment income	$69,190	$32,984	$4,969

The increase in interest income for the year ended December 31, 2015 from the comparable period in 2014 was primarily driven by our deployment of capital and increasing invested balance. As of December 31, 2015, the size of our portfolio increased to $1,079,720 from $707,701 as of December 31, 2014, at amortized cost, and total principal amount of investments outstanding increased to $1,142,364 from $767,530 as of December 31, 2014. The increase in interest income was also due to the increase in the weighted average yield. As of December 31, 2015, the weighted average yield of our first and second lien debt increased to 7.66% from 6.51% as of December 31, 2014, on amortized cost.

The increase in interest income for the year ended December 31, 2014 from the comparable period in 2013 was primarily driven by our deployment of capital and increasing invested balance. As of December 31, 2014, the size of our portfolio increased to $707,701 from $213,128 as of December 31, 2013, at amortized cost, and total principal amount of investments outstanding increased to $767,530 from $231,793 as of December 31, 2013. The increase in interest income was partially offset by a decline in the weighted average yield. As of December 31, 2014, the weighted average yield of our first and second lien debt decreased to 6.51% from 6.85% as of December 31, 2013, on amortized cost.

Interest income on our first and second lien debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of December 31, 2015, 2014 and 2013 and for the years then ended, all of our first and second lien debt investments were performing and current on their interest payments. Interest income from structured finance obligations is recorded based upon an estimation of an effective yield to expected maturity utilizing assumed cash flows. The effective yield is updated periodically based on payments received and expected future payments. In estimating these cash flows, there are a number of assumptions that are subject to uncertainties, including the amount and timing of principal payments which are impacted by prepayments, repurchases, defaults, delinquencies and liquidations of or within the CLO funds. These uncertainties are difficult to predict and are subject to future events that could have impacted the Company’s estimates if the information was known at the time. As a result, actual results may differ significantly from these estimates.

Net investment income (loss) for the years ended December 31, 2015, 2014 and 2013 was as follows:

	For the years ended December 31,
	2015	2014	2013
Total investment income	$69,190	$32,984	$4,969
Net expenses	(33,666)	(18,724)	(6,638)

Net investment income (loss)	$35,524	$14,260	$(1,669)

Expenses

	For the years ended December 31,
	2015	2014	2013
Base management fees	$13,361	$6,559	$937
Incentive fees	8,881	3,578	—
Organization expenses	—	—	1,426
Professional fees	1,845	2,169	1,723
Administrative service fees	595	626	650
Interest expense	9,582	3,648	353
Credit facility fees	1,898	3,052	1,164
Directors’ fees and expenses	419	395	322
Transfer agency fees	177	135	84
Trustees fees	41	—	—
Other general and administrative	1,321	748	291
Waiver of base management fees	(4,454)	(2,186)	(312)

Net expenses	$33,666	$18,724	$6,638

Interest expense and credit facility fees for the years ended December 31, 2015, 2014 and 2013 were comprised of the following:

	For the years ended December 31,
	2015	2014	2013
Interest expense	$9,582	$3,648	$353
Facility unused commitment fee	847	1,129	602
Amortization of deferred financing costs	945	1,820	513
Other fees	106	103	49

Total interest expense and credit facility fees	$11,480	$6,700	$1,517

Cash paid for interest expense	$8,083	$2,882	$94

The increase in interest expense for the year ended December 31, 2015 compared to the comparable period in 2014 was driven by increased usage of the credit facilities, additional debt issued through the securitization in the form of the 2015-1 Notes (see Note 6 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for more information), and increased deployment of capital to investments. For the year ended December 31, 2015, the average interest rate increased to 2.23% from 2.18% for the comparable period in 2014, and average principal debt outstanding increased to $265,277 from $164,980 for the comparable period in 2014.

The increase in interest expense for the year ended December 31, 2014 compared to the comparable period in 2013 was driven by increased usage of the credit facilities and increased deployment of capital to investments. Additionally, for the year ended December 31, 2014, $827 of the amortization of deferred financing costs represents the prorated financing costs that were immediately expensed in lieu of continuing to amortize over the term of the Revolving Credit Facility related to the amendment that reduced commitments in the Revolving Credit Facility. For the year ended December 31, 2014, the average interest rate increased to 2.18% from 1.98% for the period from August 8, 2013 (the initial date on which the Company borrowed under the Revolving Credit Facility) through December 31, 2013, and average principal debt outstanding increased to $164,980 from $44,063 for the period in 2013.

The increase in base management fees (and related waiver of base management fees) and incentive fees related to pre-incentive fee net investment income for the year ended December 31, 2015 from the comparable period in 2014 and for the year ended December 31, 2014 from the comparable period in 2013 was driven by our deployment of capital and increasing invested balance. For the years ended December 31, 2015, 2014 and 2013, base management fees were $8,907, $4,373 and $625, respectively (net of waiver of $4,454, $2,186 and $312, respectively), incentive fees related to pre-incentive fee net investment income were $8,881, $3,578 and $0, respectively, and there were no incentive fees related to realized capital gains. For the year ended December 31, 2015, 2014 and 2013 we recorded no accrued capital gains incentive fees based upon our cumulative net realized and unrealized appreciation (depreciation) as of December 31, 2015, 2014 and 2013, respectively. The accrual for any capital gains incentive fee under accounting principles generally accepted in the United States (“US GAAP”) in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. See Note 4 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for more information on the incentive and base management fees.

Organization expenses include expenses incurred in the initial formation of the Company. Professional fees include legal, rating agencies, audit, tax, valuation, technology and other professional fees incurred related to the management of the Company. Administrative service fees represent fees paid to the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including our allocable portion of the cost of certain of our executive officers and their respective staff. Other general and administrative expenses include insurance, filing, research, subscriptions and other costs. The increase in other general and administrative expenses for the year ended December 31, 2015 from the comparable period in 2014 and for the year ended in December 31, 2014 from the comparable period in 2013 was primarily driven by the increased deployment of capital.

Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) on Investments

During the years ended December 31, 2015, 2014 and 2013, the Company had realized gains on 8, 4, and 11, investments, respectively, totaling approximately $1,622, $391, and $63, respectively, which was offset by realized losses on 6, 3, and 0, investments, respectively, totaling approximately $458, $319, and $0, respectively. During the years ended December 31, 2015, 2014 and 2013, the Company had a change in unrealized appreciation on 48, 25, and 16 investments, respectively, totaling approximately $8,597, $2,931, and $1,509, respectively, which was offset by a change in unrealized depreciation on 71, 65, and 13 investments, respectively, totaling approximately $26,612, $11,649, and $1,830, respectively.

Net realized gain (loss) and net change in unrealized appreciation (depreciation) for the years ended December 31, 2015, 2014 and 2013, were as follows:

	For the years ended December 31,
	2015	2014	2013
Net realized gain (loss) on investments—non-controlled/non-affiliated	$1,164	$72	$63
Net change in unrealized appreciation (depreciation) on investments—non-controlled/non-affiliated	(18,015)	(8,718)	(321)

Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	$(16,851)	$(8,646)	$(258)

Net realized gain (loss) and net change in unrealized appreciation (depreciation) by the type of investments for the years ended December 31, 2015, 2014 and 2013 were as follows:

	For the years ended December 31,
	2015		2014		2013
Type	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)
First Lien Debt	$208	$(3,160)	$—	$(2,829)	$3	$166
Second Lien Debt	—	(2,925)	120	(2,518)	—	(869)
Structured Finance Obligations	956	(12,139)	(48)	(3,371)	60	382
Equity Investments	—	209	—	—	—	—

Total	$1,164	$(18,015)	$72	$(8,718)	$63	$(321)

Net change in unrealized depreciation in our investments for the year ended December 31, 2015 compared to the comparable period in 2014 was primarily due to a widening spread environment during the last three months of the year. Net change in unrealized depreciation in our investments for the year ended December 31, 2014 compared to the comparable period in 2013 was also primarily due to a widening spread environment during the last six months of the year.

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

The Borrower Sub closed on May 24, 2013 on the Revolving Credit Facility, which was subsequently amended on June 30, 2014 and further amended on June 19, 2015. The Revolving Credit Facility provides for secured borrowings during the applicable revolving period up to an amount equal to the lesser of $400,000 (the borrowing base as calculated pursuant to the terms of the Revolving Credit Facility) and the amount of net cash proceeds and unpledged capital commitments the Company has received, with an accordion feature that can, subject to certain conditions, increase the aggregate maximum credit commitment up to an amount not to exceed $750,000, subject to restrictions imposed on borrowings under the Investment Company Act and certain restrictions and conditions set forth in the Revolving Credit Facility, including adequate collateral to support such borrowings. The Revolving Credit Facility imposes financial and operating covenants on us and the Borrower Sub that restrict our and its business activities. Continued compliance with these covenants will depend on many factors, some of which are beyond our control.

The Company closed on March 21, 2014 on the Facility, which was subsequently amended on January 8, 2015. The maximum principal amount of the Facility is $150,000, subject to availability under the Facility, which is based on certain advance rates multiplied by the value of the Company’s portfolio investments (subject to certain concentration limitations) net of certain other indebtedness that the Company may incur in accordance with the terms of the Facility. Proceeds of the Facility may be used for general corporate purposes, including the funding of portfolio investments. Maximum capacity under the Facility may be increased to $225,000 through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Facility includes a $20,000 limit for swingline loans and a $5,000 limit for letters of credit. Subject to certain exceptions, the Facility is secured by a first lien security interest in substantially all of the portfolio investments held by the Company. The Facility includes customary covenants, including certain financial covenants related to asset coverage, shareholders’ equity and liquidity, certain limitations on the incurrence of additional indebtedness and liens, and other maintenance covenants, as well as usual and customary events of default for senior secured revolving credit facilities of this nature.

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

On June 26, 2015, the Company completed a $400 million term debt securitization (the “2015-1 Debt Securitization”). The notes offered in the Debt Securitization (the “2015-1 Notes”) were issued by Carlyle GMS Finance MM CLO 2015-1 LLC (the “2015-1 Issuer”), a wholly-owned and consolidated subsidiary of the Company, and are secured by a diversified portfolio of the 2015-1 Issuer consisting primarily of first and second lien senior secured loans. The 2015-1 Debt Securitization was executed through a private placement of the 2015-1 Notes, consisting of $160 million of Aaa/AAA Class A-1A Notes, which bear interest at the three-month London Interbank Offered Rate (“LIBOR”) plus 1.85%; $40 million of Aaa/AAA Class A-1B Notes, which bear interest at the three-month LIBOR plus 1.75% for the first 24 months and the three-month LIBOR plus 2.05% thereafter; $27 million of Aaa/AAA Class A-1C Notes, which bear interest at 3.75%; and $46 million of Aa2 Class A-2 Notes which bear interest at the three-month LIBOR plus 2.70%. The 2015-1 Notes were issued at par and are scheduled to mature on July 15, 2027. The Company received 100% of the preferred interests (the “Preferred Interests”) issued by the 2015-1 Issuer on the closing date of the 2015-1 Debt Securitization in exchange for the Company’s contribution to the Issuer of the initial closing date loan portfolio. The Preferred Interests do not bear interest and had a nominal value of $125.9 million at closing. In connection with the contribution, the Company made customary representations, warranties and covenants to the 2015-1 Issuer. The Class A-1A, Class A-1B and Class A-1C and Class A-2 Notes are included in the December 31, 2015 consolidated financial statements. The Preferred Interests were eliminated in consolidation. For more information on the 2015-1 Notes, see Note 6 to the consolidated financial statements in Part II, Item 8 of this Form 10-K.

As of December 31, 2015 and 2014, the Company had $41,837 and $8,754, respectively, in cash and cash equivalents. The facilities of the Company and the Borrower Sub consisted of the following as of December 31, 2015, 2014 and 2013:

	December 31, 2015
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Revolving Credit Facility	$400,000	$170,313	$229,687	$3,155
Facility	150,000	64,000	86,000	86,000

Total	$550,000	$234,313	$315,687	$89,155

	December 31, 2014
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Revolving Credit Facility	$400,000	$246,441	$153,559	$10,557
Facility	150,000	62,000	88,000	58,623

Total	$550,000	$308,441	$241,559	$69,180

	December 31, 2013
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Revolving Credit Facility	$500,000	$66,822	$433,178	$18,616

Total	$500,000	$66,822	$433,178	$18,616

(1)	The unused portion is the amount upon which commitment fees are based.
(2)	Available for borrowing based on the computation of collateral to support the borrowings.

The following were the carrying values and fair values of the Company’s 2015-1 Notes as of December 31, 2015. No 2015-1 Notes were outstanding as of December 31, 2014 and 2013:

	December 31, 2015
	Carrying Value	Fair Value
Aaa/AAA Class A-1A Notes	$160,000	$157,200
Aaa/AAA Class A-1B Notes	40,000	39,700
Aaa/AAA Class A-1C Notes	27,000	26,823
Aa2 Class A-2 Notes	46,000	45,122

Total	$273,000	$268,845

Equity Activity

There were $44,818 and $252,114 of commitments made to the Company during the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015 and 2014, the Company had $1,174,340 and $1,129,522, respectively, in total capital commitments from stockholders, of which $559,214 and $776,750, respectively, was unfunded. As of December 31, 2015 and 2014, certain current directors had committed $1,541 and $1,500, respectively, in capital commitments to the Company.

Shares issued as of December 31, 2015 and 2014, were 31,524,083 and 17,932,697, respectively.

The following table summarizes activity in the number of shares of our common stock outstanding during the years ended December 31, 2015, 2014 and 2013:

	For the years ended December 31,
	2015	2014	2013
Shares outstanding, beginning of year	17,932,697	9,575,990	100
Common stock issued	13,584,508	8,354,987	9,575,890
Reinvestment of dividends	6,878	1,720	—

Shares outstanding, end of year	31,524,083	17,932,697	9,575,990

Contractual Obligations

A summary of our significant contractual payment obligations was as follows as of December 31, 2015:

Payment Due by Period	Revolving Credit Facility and Facility	2015-1 Notes
Less than 1 Year	$—	$—
1-3 Years	—	—
3-5 Years	64,000	—
More than 5 Years	170,313	273,000

Total	$234,313	$273,000

For more information on the Revolving Credit Facility and Facility and 2015-1 Notes, see Note 5 and Note 6, respectively, to the consolidated financial statements in Part II, Item 8 of this Form 10-K.

As of December 31, 2015 and 2014, $170,313 and $246,441, respectively, of secured borrowings were outstanding under the Revolving Credit Facility, and $64,000 and $62,000, respectively, were outstanding under the Facility and $273,000 and $0, respectively, of 2015-1 Notes were outstanding. For the years ended December 31, 2015, 2014 and 2013, we incurred $9,582, $3,648 and $353, respectively, of interest expense and $847, $1,129 and $602, respectively, of unused commitment fees.

OFF BALANCE SHEET ARRANGEMENTS

In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnifications or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in these consolidated financial statements as of December 31, 2015 and 2014, in Part II, Item 8 of this Form 10-K, for any such exposure.

We have in the past and may in the future enter into funding commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments.

The Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par Value as of
	December 31, 2015	December 31, 2014
Unfunded delayed draw commitments	$20,695	$9,500
Unfunded revolving term loan commitments	3,906	—

Total unfunded commitments	$24,601	$9,500

Pursuant to an undertaking by the Company in connection with the 2015-1 Debt Securitization, the Company agreed to hold on an ongoing basis Preferred Interests with an aggregate dollar purchase price at least equal to 5% of the aggregate outstanding amount of all collateral obligations by the 2015-1 Issuer for so long as any securities of the 2015-1 Issuer remains outstanding. As of December 31, 2015, the Company was in compliance with its undertaking.

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

The following table summarizes the Company’s dividends declared since inception through March 11, 2016:

Date Declared	Record Date	Payment Date	Per Share Amount		Total Amount	Annualized Dividend Yield(1)
March 13, 2014	March 31, 2014	April 14, 2014	$0.19		$2,449	4.76%
June 26, 2014	June 30, 2014	July 14, 2014	$0.27		$3,481	5.52%
September 12, 2014	September 18, 2014	October 9, 2014	$0.44		$5,956	9.23%
December 19, 2014	December 29, 2014	January 26, 2015	$0.35		$6,276	8.17%
March 11, 2015	March 13, 2015	April 17, 2015	$0.37		$7,833	8.58%
June 24, 2015	June 30, 2015	July 22, 2015	$0.37		$9,902	9.03%
September 24, 2015	September 24, 2015	October 22, 2015	$0.42		$11,670	8.91%
December 29, 2015	December 29, 2015	January 22, 2016	$0.40		$12,610	8.97%
December 29, 2015	December 29, 2015	January 22, 2016	$0.18	(2)	$5,674	4.03%
March 10, 2016	March 14, 2016	April 22, 2016(3)	$0.40		$13,337	9.26%

(1)	Annualized dividend yield is calculated by dividing the declared dividend by the weighted average of the net asset value at the beginning of the quarter and the capital called during the quarter and annualizing over 4 quarterly periods.
(2)	Represents a special dividend.
(3)	Payable on or about April 22, 2016.

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

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of December 31, 2015 and 2014.

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

Investments in debt securities with sufficient coverage through the enterprise value analysis are generally valued using a discounted cash flow analysis of the underlying security. Projected cash flows in the discounted cash flow typically represent the relevant security’s contractual interest, fees and principal payments plus the assumption of full principal recovery at the investment’s expected maturity date. The discount rate to be used is determined using an average of two market-based methodologies. Investments in debt securities may also be valued using consensus pricing.

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

The carrying values of the secured borrowings and 2015-1 Notes approximate their respective fair values and are categorized as Level III within the hierarchy. Secured borrowings and 2015-1 Notes are valued generally using discounted cash flow analysis. The significant unobservable inputs used in the fair value measurement of the Company’s secured borrowings are discount rates. Significant increases in discount rates would result in a significantly lower fair value measurement. The fair value determination of the Company’s 2015-1 Notes was based on the market quotation(s) received from broker/dealer(s). These fair value measurements were based on significant inputs not observable and thus represent Level III measurements as defined in the accounting guidance for fair value measurement.

The carrying value of other financial assets and liabilities approximates their fair value based on the short term nature of these items.

See Note 3 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for further information on fair value measurements.

Use of Estimates

The preparation of consolidated financial statements in Part II, Item 8 of this Form 10-K in conformity with US GAAP requires management to make assumptions and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the statements and the reported amounts of revenues and expenses during the reporting period. Management’s estimates are based on historical experiences and other factors, including expectations of future events that management believes to be reasonable under the circumstances. It also requires management to exercise judgment in the process of applying the Company’s accounting policies. Assumptions and estimates regarding the valuation of investments and their resulting impact on base management and incentive fees involve a higher degree of judgment and complexity and these assumptions and estimates may be significant to the consolidated financial statements in Part II, Item 8 of this Form 10-K. Actual results could differ from these estimates and such differences could be material.

Investments

Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment using the specific identification method without regard to unrealized appreciation or depreciation previously recognized, and includes investments charged off during the period, net of recoveries. Net change in unrealized appreciation or depreciation on investments as presented in the Consolidated Statements of Operations in Part II, Item 8 of this Form 10-K reflects the net change in the fair value of investments, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

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

Other Income

Other income may include income such as consent, waiver and amendment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive fees for guaranteeing the outstanding debt of a portfolio company. Such fees will be amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in other assets in the Consolidated Statements of Assets and Liabilities in Part II, Item 8 of this Form 10-K.

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

RELATED PARTY TRANSACTIONS

Investment Advisory Agreement

On April 3, 2013, the Company’s Board of Directors, including a majority of the Independent Directors, approved the Investment Advisory Agreement between the Company and the Investment Adviser in accordance with, and on the basis of an evaluation satisfactory to such directors as required by, Section 15(c) of the Investment Company Act. The initial term of the Investment Advisory Agreement is two years from April 3, 2013 and, unless terminated earlier, the Investment Advisory Agreement will renew automatically for successive annual periods, provided that such continuance is specifically approved at least annually by the vote of the Board of Directors and by the vote of a majority of the Independent Directors. On March 10, 2016, the Company’s Board of Directors, including a majority of the Independent Directors, approved the continuance of the Advisory Agreement for a one year period. The Investment Advisory Agreement will automatically terminate in the event of an assignment and may be terminated by either party without penalty upon at least 60 days’ written notice to the other party. Subject to the overall supervision of the Board of Directors, the Investment Adviser provides investment advisory services to the Company. For providing these services, the Investment Adviser receives fees from the Company consisting of two components—a base management fee and an incentive fee.

Prior to a Qualified IPO, the base management fees are calculated and payable quarterly in arrears at an annual rate of 1.50% of the average daily gross assets of the Company for the period adjusted for share issuances or repurchases, excluding any cash and cash equivalents and including assets acquired with leverage from use of the Revolving Credit Facility, Facility and 2015-1 Notes (see Note 5, Borrowings, and Note 6, 2015-1 Notes, in Part II, Item 8 of this Form 10-K). For purposes of this calculation, cash and cash equivalents include any temporary investments in cash-equivalents, U.S. government securities and other high quality investment grade debt investments that mature in 12 months or less from the date of investment. Base management fees for any partial quarter are prorated. As such, base management fees for the year ended December 31, 2013 were calculated commencing after May 8, 2013, the date the Company first called capital from investors. The Investment Adviser contractually waived one-third (0.50%) of the base management fees prior to a Qualified IPO. The fee waiver will terminate if and when a Qualified IPO has been consummated.

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

The Company pays its Investment Adviser an incentive fee with respect to its pre-incentive fee net investment income in each calendar quarter as follows:

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

Prior to a Qualified IPO, from time to time, CGMSIM intends to pay certain individuals providing services to CGMSIM, including members of the CGMSIM Investment Team, in shares of our common stock and/or in cash a portion of the net after-tax incentive fees that CGMSIM receives from us (not to exceed 25%) in consideration of their services on behalf of CGMSIM. To the extent that any such payment is in shares of our common stock, CGMSIM will purchase such shares from us and distribute the shares to the individuals eligible for such payment, and, to the extent that any such payment is in cash, CGMSIM will require the individuals eligible for such payment to make capital commitments to purchase newly issued shares of our common stock. In addition, following the completion of a Qualified IPO, from time to time, CGMSIM intends to purchase shares of our common stock in the open market at a purchase price, in the aggregate, equal to approximately 25% of each installment of the net after-tax incentive fees that CGMSIM receives from us, subject to market conditions. CGMSIM may then distribute those shares to members of the CGMSIM Investment Team and other individuals eligible for such payment in consideration of their services on behalf of CGMSIM.

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

The initial term of the Administration Agreement is two years from April 3, 2013 and, unless terminated earlier, the Administration Agreement will renew automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (i) the vote of the Board of Directors or by a majority vote of the outstanding voting securities of the Company and (ii) the vote of a majority of the Company’s Independent Directors. On March 10, 2016, the Company’s Board of Directors, including a majority of the Independent Directors, approved the continuance of the Administration Agreement for a one year period. The Administration Agreement may not be assigned by a party without the consent of the other party and may be terminated by either party without penalty upon at least 60 days’ written notice to the other party.

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

Interest Rate Risk

During the years ended December 31, 2015 and 2014, a majority of the investments held in the Company’s portfolio had floating interest rates. Interest rates on the investments held within the Company’s portfolio of investments are typically based on floating LIBOR, with many of these investments also having a LIBOR floor. Additionally, the Company’s credit facilities and 2015-1 Notes are also subject to floating interest rates and are currently paid based on floating LIBOR rates.

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our income in the future.

The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. Interest income is calculated as revenue from interest generated from the Company’s settled portfolio of investments held as of December 31, 2015 and 2014, excluding structured finance obligations. These hypothetical calculations are based on a model of the settled investments in our portfolio, excluding structured finance obligations, held as of December 31, 2015 and 2014, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. Interest expense is calculated based on outstanding secured borrowings and 2015-1 Notes as of December 31, 2015 and 2014 and based on the terms of the Company’s credit facilities and 2015-1 Notes. Interest expense on the Company’s credit facilities and 2015-1 Notes is calculated using the interest rate as of December 31, 2015 and 2014, adjusted for the hypothetical changes in rates, as shown below. We intend to continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may impact significantly our net interest income.

The Company regularly measures exposure to interest rate risk. The Company assesses interest rate risk and manages interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

Based on our Consolidated Statements of Assets and Liabilities as of December 31, 2015 and 2014, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled investments (considering interest rate floors for variable rate instruments), excluding structured finance obligations, and outstanding secured borrowings (including the 2015-1 Notes) assuming no changes in our investment and borrowing structure:

	As of December 31, 2015			As of December 31, 2014
Basis Point Change	Interest Income	Interest Expense	Net Investment Income	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$26,335	$(14,409)	$11,926	$12,899	$(9,253)	$3,646
Up 200 basis points	$16,271	$(9,606)	$6,665	$7,212	$(6,169)	$1,043
Up 100 basis points	$6,207	$(4,803)	$1,404	$1,525	$(3,084)	$(1,559)
Down 100 basis points	$—	$2,826	$2,826	$(210)	$736	$526
Down 200 basis points	$—	$2,826	$2,826	$(420)	$736	$316
Down 300 basis points	$—	$2,826	$2,826	$(630)	$736	$106

Item 8. Financial Statements and Supplementary Data

CARLYLE GMS FINANCE, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Carlyle GMS Finance, Inc.

We have audited the accompanying consolidated statements of assets and liabilities of Carlyle GMS Finance, Inc. (the “Company”), including the consolidated schedules of investments, as of December 31, 2015 and 2014, and the related consolidated statements of operations, cash flows and changes in net assets for the years ended December 31, 2015, 2014 and 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2015 by correspondence with the custodian and debt agents. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Carlyle GMS Finance, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations, its cash flows, and the changes in its net assets for the years ended December 31, 2015, 2014 and 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

New York, NY

March 11, 2016

CARLYLE GMS FINANCE, INC.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(dollar amounts in thousands, except per share data)

	December 31, 2015	December 31, 2014
ASSETS
Investments—non-controlled/non-affiliated, at fair value (amortized cost of $1,079,720 and $707,701, respectively)	$1,052,666	$698,662
Cash and cash equivalents	41,837	8,754
Receivable for investment sold	1,987	—
Deferred financing costs	6,233	4,635
Interest receivable	3,279	4,512
Prepaid expenses and other assets	386	157

Total assets	$1,106,388	$716,720

LIABILITIES
Payable for investments purchased	$—	$55,343
Secured borrowings (Note 5)	234,313	308,441
2015-1 Notes payable (Note 6)	273,000	—
Due to Investment Adviser	189	41
Interest and credit facility fees payable (Notes 5 and 6)	2,577	1,192
Dividend payable (Note 8)	18,284	6,276
Base management and incentive fees payable (Note 4)	5,277	6,319
Administrative service fees payable (Note 4)	97	91
Other accrued expenses and liabilities	925	760

Total liabilities	534,662	378,463

Commitments and contingencies (Notes 7 and 10)
NET ASSETS
Common stock, $0.01 par value; 200,000,000 shares authorized; 31,524,083 shares and 17,932,697 shares, respectively, issued and outstanding	315	179
Paid-in capital in excess of par value	613,944	351,636
Offering costs	(74)	(74)
Accumulated net investment income (loss), net of cumulative dividends of $65,851 and $18,162, respectively	(12,994)	(4,388)
Accumulated net realized gain (loss)	(2,411)	(57)
Accumulated net unrealized appreciation (depreciation)	(27,054)	(9,039)

Total net assets	$571,726	$338,257

NET ASSETS PER SHARE	$18.14	$18.86

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollar amounts in thousands, except per share data)

	For the years ended December 31,
	2015	2014	2013
Investment income:
Interest income from non-controlled/non-affiliated investments	$69,190	$32,984	$4,969

Total investment income	69,190	32,984	4,969

Expenses:
Base management fees (Note 4)	13,361	6,559	937
Incentive fees (Note 4)	8,881	3,578	—
Organization expenses	—	—	1,426
Professional fees	1,845	2,169	1,723
Administrative service fees (Note 4)	595	626	650
Interest expense (Notes 5 and 6)	9,582	3,648	353
Credit facility fees (Note 5)	1,898	3,052	1,164
Trustee fees	41	—	—
Directors’ fees and expenses	419	395	322
Transfer agency fees	177	135	84
Other general and administrative	1,321	748	291

Total expenses	38,120	20,910	6,950
Waiver of base management fees (Note 4)	4,454	2,186	312

Net expenses	33,666	18,724	6,638

Net investment income (loss)	35,524	14,260	(1,669)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments:
Net realized gain (loss) on investments—non-controlled/non-affiliated	1,164	72	63
Net change in unrealized appreciation (depreciation) on investments—non-controlled/non-affiliated	(18,015)	(8,718)	(321)

Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	(16,851)	(8,646)	(258)

Net increase (decrease) in net assets resulting from operations	$18,673	$5,614	$(1,927)

Basic and diluted earnings per common share (Note 8)	$0.75	$0.43	$(0.64)

Weighted-average shares of common stock outstanding—Basic and Diluted (Note 8)	24,830,200	13,091,544	3,016,298

Dividends declared per common share (Note 8)	$1.74	$1.25	—

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(dollar amounts in thousands)

	For the years ended December 31,
	2015	2014	2013
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$35,524	$14,260	$(1,669)
Net realized gain (loss) on investments—non-controlled/non-affiliated	1,164	72	63
Net change in unrealized appreciation (depreciation) on investments—non-controlled/non-affiliated	(18,015)	(8,718)	(321)

Net increase (decrease) in net assets resulting from operations	18,673	5,614	(1,927)

Capital transactions:
Common stock issued	262,354	164,769	188,001
Reinvestment of dividends	131	34	—
Dividends declared (Note 11)	(47,689)	(18,162)	—
Less: offering costs	—	—	(74)

Net increase (decrease) in net assets resulting from capital share transactions	214,796	146,641	187,927

Net increase (decrease) in net assets	233,469	152,255	186,000

Net assets at beginning of year	338,257	186,002	2

Net assets at end of year	$571,726	$338,257	$186,002

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollar amounts in thousands)

	For the years ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$18,673	$5,614	$(1,927)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	1,051	1,820	513
Net accretion of discount on securities	(3,035)	(1,108)	(65)
Net realized (gain) loss on investments—non-controlled/non-affiliated	(1,164)	(72)	(63)
Net change in unrealized (appreciation) depreciation on investments—non-controlled/non-affiliated	18,015	8,718	321
Cost of investments purchased and change in payable for investments purchased	(653,154)	(565,432)	(210,292)
Proceeds from sales and repayments of investments and change in receivable for investments sold	228,004	121,229	3,445
Changes in operating assets:
Interest receivable	1,233	(2,828)	(1,684)
Prepaid expenses and other assets	(229)	(117)	(40)
Changes in operating liabilities:
Due to Investment Adviser	148	25	16
Interest and credit facility fees payable	1,384	643	549
Base management and incentive fees payable	(1,042)	5,694	625
Administrative service fees payable	6	(40)	131
Other accrued expenses and liabilities	165	91	669

Net cash provided by (used in) operating activities	(389,945)	(425,763)	(207,802)

Cash flows from financing activities:
Proceeds from issuance of common stock	262,354	164,769	188,001
Borrowings on Revolving Credit Facility and Facility	402,200	420,023	66,822
Proceeds from issuance of 2015-1 Notes	273,000	—	—
Repayments of Revolving Credit Facility and Facility	(476,328)	(178,404)	—
Debt issuance costs paid	(2,648)	(2,029)	(4,939)
Dividends paid in cash	(35,550)	(11,852)	—
Offering costs from issuance of common stock	—	—	(74)

Net cash provided by (used in) financing activities	423,028	392,507	249,810

Net increase (decrease) in cash and cash equivalents	33,083	(33,256)	42,008
Cash and cash equivalents, beginning of year	8,754	42,010	2

Cash and cash equivalents, end of year	$41,837	$8,754	$42,010

Supplemental disclosures:
Offering expenses and financing costs due	$1	—	—
Interest paid during the year	$8,083	$2,882	$94
Dividends declared during the year	$47,689	$18,162	—
Reinvestment of dividends	$131	$34	—

The accompanying notes are an integral part of these consolidated financial statements.

C\ARLYLE GMS FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2015

(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)	Industry	Interest Rate	Maturity Date	Acquisition Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
First Lien Debt (75.53%)
Access CIG, LLC (2)(3)(4)(13)	Business Services	6.00%	10/17/2021	10/16/2014	$18,522	$18,388	$18,291	3.20%
AF Borrower LLC (Accuvant) (2)(3)(5)(13)	High Tech Industries	6.25	1/28/2022	12/15/2014	16,277	16,055	15,829	2.77
Alpha Packaging Holdings, Inc. (2)(3)(4)(13)	Containers, Packaging & Glass	5.25	5/12/2020	5/12/2014	11,409	11,398	11,180	1.96
Anaren, Inc. (2)(3)(4)(13)	Telecommunications	5.50	2/18/2021	2/18/2014	10,981	10,898	10,759	1.88
APX Group, Inc. (5) (8)	Consumer Services	6.38	12/1/2019	10/15/2014	10,000	9,749	9,575	1.67
Audax AAMP Holdings Inc. (2)(3)(4)(13)	Durable Consumer Goods	6.50	6/24/2017	5/22/2015	11,025	10,954	10,885	1.90
BAART Programs, Inc. (2)(4)	Healthcare & Pharmaceuticals	8.07	10/9/2021	12/1/2015	7,481	7,422	7,556	1.32
Blue Bird Body Company (2)(3)(4)(8)(13)	Transportation: Consumer	6.50	6/27/2020	7/22/2014	9,491	9,110	9,361	1.64
Brooks Equipment Company, LLC (2)(3)(4)(13)	Construction & Building	6.35	8/29/2020	8/29/2014	7,209	7,160	7,097	1.24
Capstone Logistics Acquisition, Inc. (2)(3)(4)(13)	Transportation: Cargo	5.50	10/7/2021	10/3/2014	19,750	19,582	19,134	3.35
Captive Resources Midco, LLC (2)(3)(4)(5)(9)(13)	Banking, Finance, Insurance & Real Estate	6.75	6/30/2020	6/30/2015	29,350	28,890	28,900	5.05
Castle Management Borrower LLC (Highgate Hotels L.P.) (2)(3)(4)(13)	Hotel, Gaming & Leisure	5.50	9/18/2020	10/10/2014	9,878	9,807	9,535	1.67
Central Security Group, Inc. (2)(3)(4)(13)	Consumer Services	6.25	10/6/2020	10/3/2014	24,750	24,444	23,884	4.18
Colony Hardware Corporation (2)(3)(5)(13)	Construction & Building	7.00	10/23/2021	10/23/2015	13,000	12,787	12,861	2.25
CRCI Holdings Inc. (CLEAResult Consulting, Inc.) (2)(3)(4)(13)	Utilities: Electric	5.25	7/10/2019	7/29/2014	5,910	5,892	5,704	1.00
Dent Wizard International Corporation (2)(3)(4)(13)	Automotive	5.75	4/7/2020	4/28/2015	7,809	7,775	7,591	1.33
Emerging Markets Communications, LLC (2)(3)(4)(13)	Telecommunications	6.75	7/1/2021	7/9/2015	17,910	16,225	16,882	2.95
EP Minerals, LLC (2)(3)(4)(13)	Metals & Mining	5.50	8/20/2020	8/20/2014	10,369	10,329	10,168	1.78
FCX Holdings Corp. (2)(3)(4)(13)	Capital Equipment	5.50	8/4/2020	8/4/2014	10,047	10,041	9,862	1.72
Genex Holdings, Inc. (2)(3)(13)	Banking, Finance, Insurance & Real Estate	5.25	5/30/2021	5/22/2014	4,243	4,227	4,164	0.73
Green Energy Partners/Stonewall LLC (2)(3)(5)(13)	Energy: Electricity	6.50	11/13/2021	11/12/2014	16,600	16,456	16,354	2.86
Hummel Station LLC (2)(3)(5)	Energy: Electricity	7.00	10/27/2022	10/26/2015	21,000	20,174	20,553	3.59
Indra Holdings Corp. (Totes Isotoner) (2)(3)(5)(13)	Non-durable Consumer Goods	5.25	5/1/2021	4/29/2014	14,285	14,173	13,818	2.42
International Medical Group, Inc.(2)(3)(5)(12)	Banking, Finance, Insurance & Real Estate	5.75	10/30/2020	10/30/2015	30,000	29,415	30,276	5.30
Jackson Hewitt Inc. (2)(3)(4)(13)	Retail	8.00	7/30/2020	7/24/2015	14,800	14,526	14,600	2.55
Language Line, LLC (2)(3)(4)(13)	Telecommunications	6.50	7/7/2021	7/1/2015	23,896	23,675	23,697	4.14
Miller Heiman, Inc. (2)(3)(4)(13)	Business Services	6.75	9/30/2019	10/1/2013	19,094	18,901	16,904	2.96
Ministry Brands, LLC (2)(3)(5)(10)(18)	High Tech Industries	8.00	11/20/2021	11/20/2015	936	926	901	0.16
Ministry Brands, LLC (2)(3)(5)(12)(19)	High Tech Industries	8.00	11/20/2021	11/20/2015	17,471	17,190	17,371	3.04
MSX International, Inc. (2)(3)(4)(13)	Automotive	6.00	8/21/2020	8/18/2014	9,499	9,424	9,218	1.61
National Technical Systems, Inc. (2)(3)(4)(5)(13)(14)	Aerospace & Defense	7.00	6/12/2021	6/12/2015	25,935	25,609	24,919	4.36
NES Global Talent Finance US LLC (United Kingdom) (2)(3)(4)(8)(13)	Energy: Oil & Gas	6.50	10/3/2019	10/2/2013	11,875	11,715	11,327	1.98
Paradigm Acquisition Corp. (2)(3)(5)(13)	Business Services	6.00	6/2/2022	6/2/2015	23,482	23,154	22,984	4.02

C\ARLYLE GMS FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of December 31, 2015

(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)	Industry	Interest Rate	Maturity Date	Acquisition Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
First Lien Debt (75.53%) (continued)
Pelican Products, Inc. (2)(3)(4)(13)	Containers, Packaging & Glass	5.25%	4/11/2020	4/8/2014	$7,817	$7,832	$7,444	1.30%
Plano Molding Company, LLC (2)(3)(5)(13)	Hotel, Gaming & Leisure	7.00	5/12/2021	5/1/2015	22,487	22,294	21,779	3.81
Product Quest Manufacturing, LLC (2)(3)(4)(5)(12)	Containers, Packaging & Glass	6.75	9/9/2020	9/9/2015	28,000	27,477	27,810	4.86
Prowler Acquisition Corp. (Pipeline Supply and Service, LLC) (2)(3)(4)	Wholesale	5.50	1/28/2020	1/24/2014	10,911	10,836	9,736	1.70
PSC Industrial Holdings Corp (2)(3)(4)(13)	Environmental Industries	5.75	12/5/2020	12/5/2014	11,880	11,782	11,622	2.03
PSI Services LLC (2)(3)(4)(5)(12)	Business Services	8.00	2/27/2021	2/27/2015	23,471	22,885	23,933	4.19
SolAero Technologies Corp. (2)(3)(4)	Telecommunications	5.75	12/10/2020	12/9/2014	10,827	10,744	10,511	1.84
SolAero Technologies Corp. (2)(3)(13)	Telecommunications	6.25	12/10/2020	5/1/2015	9,104	9,023	8,887	1.55
Synarc-Biocore Holdings, LLC (2)(3)(4)(13)	Healthcare & Pharmaceuticals	5.50	3/10/2021	3/6/2014	13,264	13,162	12,599	2.20
Systems Maintenance Services Holding, Inc. (2)(3)(13)	High Tech Industries	5.00	10/18/2019	10/18/2013	2,193	2,187	2,155	0.38
TASC, Inc. (2)(3)(4)(8)(13)	Aerospace & Defense	7.00	5/23/2020	12/17/2014	18,351	17,713	17,916	3.13
Teaching Strategies, LLC (2)(3)(4)(13)	Media: Advertising, Printing & Publishing	6.00	10/1/2019	2/5/2015	13,953	13,904	13,844	2.42
The Hilb Group, LLC (2)(3)(5)(12)(13)(15)	Banking, Finance, Insurance & Real Estate	6.75	6/24/2021	6/24/2015	23,458	22,850	23,555	4.12
The Hygenic Corporation (Performance Health) (2)(3)(4)(13)	Non-durable Consumer Goods	6.00	10/11/2020	2/27/2015	15,920	15,721	15,368	2.69
The SI Organization, Inc. (2)(3)(4)(13)	Aerospace & Defense	5.75	11/23/2019	5/16/2014	8,778	8,716	8,724	1.53
The Topps Company, Inc. (2)(3)(4)(13)	Non-durable Consumer Goods	7.25	10/2/2018	10/1/2013	11,395	11,326	11,395	1.99
TruckPro, LLC (2)(3)(4)(13)	Automotive	6.00	8/6/2018	8/6/2013	9,683	9,648	9,546	1.67
U.S. Farathane, LLC (2)(3)(4)(13)	Automotive	6.75	12/23/2021	2/6/2015	15,818	15,535	15,586	2.73
Vetcor Professional Practices, LLC (2)(3)(4)(5)(13)(16)	Consumer Services	7.00	4/20/2021	5/19/2015	11,085	10,983	11,034	1.93
Violin Finco S.A.R.L. (Alexander Mann Solutions) (United Kingdom) (2)(3)(4)(8)(13)	Business Services	5.75	12/20/2019	12/18/2013	11,252	11,176	11,241	1.97
Vistage Worldwide Inc. (2)(3)(4)(13)	Business Services	6.50	8/19/2021	8/13/2015	29,813	29,529	29,505	5.16
Vitera Healthcare Solutions, LLC (2)(3)(4)(13)	Healthcare & Pharmaceuticals	6.00	11/4/2020	11/1/2013	9,437	9,369	9,107	1.59
Zest Holdings, LLC (2)(3)(4)(13)	Durable Consumer Goods	5.00	8/16/2020	8/18/2014	9,694	9,694	9,597	1.69

First Lien Debt Total						$800,857	$795,034	139.06%

C\ARLYLE GMS FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of December 31, 2015

(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)	Industry	Interest Rate	Maturity Date	Acquisition Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
Second Lien Debt (19.98%)
AF Borrower LLC (Accuvant) (2)(3)(5)	High Tech Industries	10.00%	1/30/2023	12/15/2014	$8,000	$7,927	$7,666	1.34%
Allied Security Holdings LLC (2)(3)(5)(13)	Business Services	8.00	8/13/2021	9/25/2014	8,000	7,948	7,460	1.30
AmeriLife Group, LLC (2)(3)(5)	Banking, Finance, Insurance & Real Estate	9.75	1/10/2023	7/9/2015	20,000	19,619	19,598	3.44
Argon Medical Devices, Inc. (2)(3)(4)(5)	Healthcare & Pharmaceuticals	12.00	6/23/2022	12/23/2015	24,000	23,294	23,354	4.09
Berlin Packaging L.L.C. (2)(3)(5)(13)	Containers, Packaging & Glass	7.75	10/1/2022	9/24/2014	9,200	9,139	8,694	1.52
Charter NEX US Holdings, Inc. (2)(3)(5)(13)	Chemicals, Plastics & Rubber	9.25	2/5/2023	1/30/2015	10,000	9,864	9,459	1.65
Confie Seguros Holding II Co. (2)(3)(5)	Banking, Finance, Insurance & Real Estate	10.25	5/8/2019	6/29/2015	12,000	11,896	11,820	2.07
Creganna Finance (US) LLC (Ireland) (2)(3)(5)(8)	Healthcare & Pharmaceuticals	9.00	6/1/2022	11/20/2014	9,900	9,814	9,740	1.70
DiversiTech Corporation (2)(3)(5)(13)	Capital Equipment	9.00	11/19/2022	5/19/2015	8,400	8,294	8,131	1.42
Drew Marine Group Inc. (2)(3)(4)(5)	Chemicals, Plastics & Rubber	8.00	5/19/2021	11/19/2013	12,500	12,478	11,743	2.05
Genex Holdings, Inc. (2)(3)(5)	Banking, Finance, Insurance & Real Estate	8.75	5/30/2022	5/22/2014	7,990	7,906	7,390	1.29
Genoa, a QoL Healthcare Company, LLC (2)(3)(5)(13)	Retail	8.75	4/28/2023	4/21/2015	9,900	9,807	9,523	1.67
Institutional Shareholder Services Inc. (2)(3)(5)(13)	Banking, Finance, Insurance & Real Estate	8.50	4/30/2022	4/30/2014	12,500	12,397	12,014	2.10
Jazz Acquisition, Inc. (Wencor) (2)(3)(5)(13)	Aerospace & Defense	7.75	6/19/2022	6/25/2014	6,700	6,674	5,759	1.01
Landslide Holdings, Inc. (LANDesk Software) (2)(3)(13)	Software	8.25	2/25/2021	2/25/2014	3,500	3,480	3,113	0.54
MRI Software, LLC(2)(3)(5)	Software	9.00	6/23/2022	6/19/2015	11,250	11,093	10,890	1.91
Phillips-Medisize Corporation (2)(3)(5)(13)	Chemicals, Plastics & Rubber	8.25	6/16/2022	6/13/2014	5,000	4,958	4,700	0.82
Power Stop, LLC (5)(17)	Automotive	11.00	5/29/2022	5/29/2015	10,000	9,811	10,080	1.76
Prime Security Services Borrower, LLC (Protection One, Inc.) (2)(3)(5)	Consumer Services	9.75	7/1/2022	6/19/2015	6,700	6,607	6,271	1.10
Prowler Acquisition Corp. (Pipeline Supply and Service, LLC) (2)(3)(5)	Wholesale	9.50	7/28/2020	1/24/2014	3,000	2,953	2,493	0.44
Systems Maintenance Services Holding, Inc. (2)(3)(4)	High Tech Industries	9.25	10/18/2020	10/18/2013	6,000	5,959	5,860	1.02
TASC, Inc. (5)(8)	Aerospace & Defense	12.00	5/23/2021	12/17/2014	6,000	5,891	6,075	1.06
Vitera Healthcare Solutions, LLC (2)(3)(4)(13)	Healthcare & Pharmaceuticals	9.25	11/4/2021	11/1/2013	2,000	1,976	1,784	0.31
Watchfire Enterprises, Inc. (2)(3)(5)(13)	Media: Advertising, Printing & Publishing	9.00	10/2/2021	10/2/2013	7,000	6,923	6,779	1.19

Second Lien Debt Total						$216,708	$210,396	36.80%

C\ARLYLE GMS FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of December 31, 2015

(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)	Industry	Maturity Date	Acquisition Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
Structured Finance Obligations (4.26%) (5) (8) (11)
1776 CLO I, Ltd., Subordinated Notes	Structured Finance	5/8/2020	2/27/2014	$11,750	$8,079	$3,347	0.59%
AIMCO CLO, Series 2014-A, Class F, 5.47% (2)	Structured Finance	7/20/2026	5/12/2014	2,700	2,369	1,701	0.30
AIMCO CLO, Series 2014-A, Subordinated Notes	Structured Finance	7/20/2026	5/12/2014	11,500	8,369	5,779	1.00
Ares XXVIII CLO Ltd., Subordinated Notes	Structured Finance	10/17/2024	10/10/2013	7,000	4,416	3,255	0.57
Babson CLO Ltd. 2005-I, Subordinated Notes	Structured Finance	4/15/2019	7/16/2013	7,632	333	86	0.02
CIFC Funding 2007-III, Ltd., Income Notes	Structured Finance	7/26/2021	5/20/2014	6,500	2,902	2,453	0.43
Clydesdale CLO 2005, Ltd., Subordinated Notes	Structured Finance	12/6/2017	7/15/2013	5,750	—	11	0.00
Flagship VII Limited, Subordinated Notes	Structured Finance	1/20/2026	12/18/2013	7,000	4,781	3,184	0.56
ING IM CLO 2012-1 LLC, Preferred Shares	Structured Finance	3/14/2022	12/5/2014	7,610	4,637	3,789	0.66
ING IM CLO 2012-1 LLC, Subordinated Notes	Structured Finance	3/14/2022	12/5/2014	2,500	1,523	1,245	0.22
MSIM Peconic Bay, Ltd., Subordinated Notes	Structured Finance	7/20/2019	10/22/2013	4,500	1,112	923	0.16
Nautique Funding Ltd., Income Notes	Structured Finance	4/15/2020	2/24/2014	5,000	2,760	2,275	0.40
Steele Creek CLO 2014-I, LLC, Subordinated Notes	Structured Finance	8/21/2026	7/18/2014	18,000	13,453	12,241	2.14
Venture VI CDO Limited, Preference Shares	Structured Finance	8/3/2020	4/17/2014	7,000	3,488	3,203	0.56
Westwood CDO I, Ltd., Subordinated Notes	Structured Finance	3/25/2021	4/30/2015	4,000	1,718	1,320	0.23

Structured Finance Obligations Total					$59,940	$44,812	7.84%

Investments—non-controlled/non-affiliated (1)	Industry	Acquisition Date	Par/ Principal Amount	Cost	Fair Value (7)	Percentage of Net Assets
Equity Investments (0.23%) (5)
Power Stop, LLC	Automotive	5/29/2015	$7	$715	$788	0.14%
The Hilb Group, LLC	Banking, Finance, Insurance & Real Estate	6/24/2015	1,500	1,500	1,636	0.28

Equity Investments Total				$2,215	$2,424	0.42%

Total Investments—non-controlled/non-affiliated				$1,079,720	$1,052,666	184.12%

(1)	Unless otherwise indicated, issuers of debt and equity investments held by Carlyle GMS Finance, Inc. (“GMS Finance” or the “Company”) are domiciled in the United States and issuers of structured finance obligations are domiciled in the Cayman Islands. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of December 31, 2015, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2015, the Company is not an “affiliated person” of any of these portfolio companies.

C\ARLYLE GMS FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of December 31, 2015

(dollar amounts in thousands)

(2)	Variable rate loans to the portfolio companies and variable rate notes of structured finance obligations bear interest at a rate that may be determined by reference to either LIBOR or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), which generally resets quarterly. For each such loan and note, the Company has provided the interest rate in effect as of December 31, 2015.
(3)	Loan includes interest rate floor feature.
(4)	Denotes that all or a portion of the assets are owned by the Company’s wholly-owned subsidiary, Carlyle GMS Finance SPV LLC (the “Borrower Sub”). The Borrower Sub has entered into a senior secured revolving credit facility (as amended, the “Revolving Credit Facility”). The lenders of the Revolving Credit Facility have a first lien security interest in substantially all of the assets of the Borrower Sub (see Note 5, Borrowings). Accordingly, such assets are not available to creditors of the Company or Carlyle GMS Finance MM CLO 2015-1 LLC (the “2015-1 Issuer”), a wholly-owned and consolidated subsidiary of the Company.
(5)	Denotes that all or a portion of the assets are owned by the Company. The Company has entered into a senior secured revolving credit facility (as amended, the “Facility”), which was subsequently amended on January 8, 2015. The lenders of the Facility have a first lien security interest in substantially all of the portfolio investments held by the Company (see Note 5, Borrowings). Accordingly, such assets are not available to borrowers or creditors of the Borrower Sub or 2015-1 Issuer.
(6)	Amortized cost represents original cost, including origination fees, adjusted for the accretion/amortization of discounts/premiums, as applicable, on debt investments using the effective interest method. Equity tranche collateralized loan obligation (“CLO”) fund investments, which are referred to as “structured finance obligations”, are recorded at amortized cost using the effective interest method.
(7)	Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (see Notes 2 and 3), pursuant to the Company’s valuation policies.
(8)	The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(9)	Captive Resources Midco, LLC has an undrawn delayed draw term loan of $3,125 par value at LIBOR + 5.75%, 1.00% floor, and an undrawn revolver of $1,875 par value at LIBOR + 5.75%, 1.00% floor. An unused rate of 1.25% and 0.50% is charged on the delayed draw term loan and revolver principal, respectively, while undrawn.
(10)	The Company receives less than the stated interest rate of this loan as a result of an agreement among lenders. Pursuant to the agreement among lenders, this investment represents a “first out” first lien loan, which has first priority ahead of the “last out” first lien loan with respect to principal, interest and other payments.
(11)	As of December 31, 2015, the Company has a greater than 25% but less than 50% equity or subordinated notes ownership interest in certain structured finance obligations. These investments have governing documents that preclude the Company from controlling management of the entity and therefore the Company has determined that the issuer of the investment is not a controlled affiliate or a non-controlled affiliate because the investments are not “voting securities”.
(12)	In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company is entitled to receive additional interest as a result of an agreement among lenders. Pursuant to the agreement among lenders, this investment represents a “last out” first lien loan, which has a secondary priority behind the “first out” first lien loan with respect to principal, interest and other payments.
(13)	Denotes that all or a portion of the assets are owned by the 2015-1 Issuer and secure the notes issued in connection with a $400 million term debt securitization completed by the Company on June 26, 2015 (see Note 6, 2015-1 Notes). Accordingly, such assets are not available to the creditors of the Borrower Sub or the Company.
(14)	National Technical Systems, Inc. has an undrawn delayed draw term loan of $4,469 par value at LIBOR + 6.00%, 1.00% floor, and an undrawn revolver of $2,031 par value at LIBOR + 6.00%, 1.00% floor. An unused rate of 1.00% and 0.50% is charged on the delayed draw term loan and revolver principal, respectively, while undrawn.
(15)	The Hilb Group, LLC has an undrawn delayed draw term loan of $10,034 par value at LIBOR + 5.75%, 1.00% floor. An unused rate of 1.00% is charged on the principal while undrawn.
(16)	Vetcor Professional Practices LLC has an undrawn delayed draw term loan of $1,473 par value at LIBOR + 6.00%, 1.00% floor. An unused rate of 1.00% is charged on the principal while undrawn.
(17)	Represents a corporate mezzanine loan, which is subordinated to senior secured term loans of the portfolio company.
(18)	Ministry Brands, LLC has an undrawn first out delayed draw term loan of $64 par value at LIBOR + 7.00%, 1.00% floor. An unused rate of 1.00% is charged on the delayed draw term loan principal while undrawn.
(19)	Ministry Brands, LLC has an undrawn last out delayed draw term loan of $1,530 par value at LIBOR + 7.00%, 1.00% floor. An unused rate of 1.00% is charged on the delayed draw term loan principal while undrawn.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of December 31, 2015

(dollar amounts in thousands)

As of December 31, 2015, investments—non-controlled/non-affiliated at fair value consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$800,857	$795,034	75.53%
Second Lien Debt	216,708	210,396	19.98
Structured Finance Obligations	59,940	44,812	4.26
Equity Investments	2,215	2,424	0.23

Total	$1,079,720	$1,052,666	100.00%

The industrial composition of investments—non-controlled/non-affiliated at fair value as of December 31, 2015 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace and Defense	$64,603	$63,393	6.02%
Automotive	52,908	52,809	5.02
Banking, Finance, Insurance & Real Estate	138,700	139,353	13.24
Business Services	131,981	130,318	12.38
Capital Equipment	18,335	17,993	1.71
Chemicals, Plastics & Rubber	27,300	25,902	2.46
Construction & Building	19,947	19,958	1.90
Consumer Services	51,783	50,764	4.82
Containers, Packaging & Glass	55,846	55,128	5.24
Durable Consumer Goods	20,648	20,482	1.94
Energy: Electricity	36,630	36,907	3.51
Energy: Oil & Gas	11,715	11,327	1.08
Environmental Industries	11,782	11,622	1.10
Healthcare & Pharmaceuticals	65,037	64,140	6.09
High Tech Industries	50,244	49,782	4.73
Hotel, Gaming & Leisure	32,101	31,314	2.97
Media: Advertising, Printing & Publishing	20,827	20,623	1.96
Metals & Mining	10,329	10,168	0.97
Non-durable Consumer Goods	41,220	40,581	3.85
Retail	24,333	24,123	2.29
Software	14,573	14,003	1.33
Structured Finance	59,940	44,812	4.26
Telecommunications	70,565	70,736	6.72
Transportation: Cargo	19,582	19,134	1.82
Transportation: Consumer	9,110	9,361	0.89
Utilities: Electric	5,892	5,704	0.54
Wholesale	13,789	12,229	1.16

Total	$1,079,720	$1,052,666	100.00%

CARLYLE GMS FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of December 31, 2015

(dollar amounts in thousands)

The geographical composition of investments—non-controlled/non-affiliated at fair value as of December 31, 2015 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Cayman Islands	$59,940	$44,812	4.26%
Ireland	9,814	9,740	0.93
United Kingdom	22,891	22,568	2.14
United States	987,075	975,546	92.67

Total	$1,079,720	$1,052,666	100.00%

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2014

(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)	Industry	Interest Rate	Maturity Date	Acquisition Date	Par Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
First Lien Debt (73.68%)
Access CIG, LLC (2)(3)(5)	Business Services	6.00%	10/17/2021	10/16/2014	$15,000	$14,855	$14,865	4.40%
Accuvant Finance, LLC (2)(3)(5)	High Tech Industries	7.00	10/22/2020	4/22/2014	8,988	8,917	8,988	2.66
ACP Tower Merger Sub, Inc. (Telular Corporation) (2)(3)(4)	Telecommunications	5.50	6/24/2019	6/24/2013	5,781	5,764	5,689	1.68
AF Borrower LLC (Accuvant) (2)(3)(5)	High Tech Industries	6.25	1/28/2022	12/15/2014	12,000	11,762	11,842	3.50
Alpha Packaging Holdings, Inc. (2)(3)(4)	Containers, Packaging & Glass	5.25	5/12/2020	5/12/2014	11,567	11,554	11,301	3.34
American Tire Distributors, Inc. (2)(3)(5)	Automotive	5.75	6/1/2018	6/12/2014	3,192	3,193	3,116	0.92
Anaren, Inc. (2)(3)(4)	Telecommunications	5.50	2/18/2021	2/18/2014	11,497	11,396	11,363	3.36
APX Group, Inc. (5)(8)	Consumer Services	6.38	12/1/2019	10/15/2014	10,000	9,688	9,575	2.83
Blue Bird Body Company (2)(3)(4)(8)	Transportation: Consumer	6.50	6/27/2020	7/22/2014	11,250	10,719	10,940	3.24
Brooks Equipment Company, LLC (2)(3)(4)	Construction & Building	6.75	8/29/2020	8/29/2014	7,890	7,826	7,766	2.30
Capstone Logistics Acquisition, Inc. (2)(3)(4)	Transportation: Cargo	5.50	10/7/2021	10/3/2014	19,950	19,757	19,477	5.76
Castle Management Borrower LLC (Highgate Hotels L.P.) (2)(3)(4)(9)	Hotel, Gaming & Leisure	5.50	9/18/2020	10/10/2014	8,778	8,693	8,610	2.55
Central Security Group, Inc. (2)(3)(4)	Consumer Services	6.25	10/6/2020	10/3/2014	25,000	24,638	24,780	7.33
Consolidated Aerospace Manufacturing, LLC. (2)(3)(4)	Aerospace & Defense	5.00	3/27/2020	2/28/2014	6,730	6,708	6,558	1.94
CRCI Holdings Inc. (CLEAResult Consulting, Inc.) (2)(3)(4)	Utilities: Electric	5.25	7/10/2019	7/29/2014	5,985	5,962	5,858	1.73
DTZ U.S. Borrower, LLC (2)(3)(4)	Construction & Building	5.50	11/5/2021	10/28/2014	10,500	10,347	10,290	3.04
EP Minerals, LLC (2)(3)(4)	Metals & Mining	5.50	8/20/2020	8/20/2014	10,474	10,426	10,298	3.04
FCX Holdings Corp. (2)(3)(4)	Capital Equipment	5.50	8/4/2020	8/4/2014	10,149	10,141	9,942	2.94
Genex Holdings, Inc. (2)(3)(4)	Banking, Finance, Insurance & Real Estate	5.25	5/30/2021	5/22/2014	4,286	4,268	4,227	1.25
Green Energy Partners/Stonewall LLC (2)(3)(5)(10)	Energy: Electricity	6.50	11/13/2021	11/12/2014	8,300	8,136	8,338	2.46
Hercules Achievement, Inc. (Varsity Brands Holding Co., Inc.) (2)(3)(5)	Durable Consumer Goods	6.00	12/11/2021	12/10/2014	20,000	19,803	19,820	5.86
Indra Holdings Corp. (Totes Isotoner) (2)(3)(5)	Non-durable Consumer Goods	5.25	5/1/2021	4/29/2014	14,925	14,790	14,701	4.35
Landslide Holdings, Inc. (LANDesk Software) (2)(3)(4)	Software	5.00	2/25/2020	2/25/2014	9,875	9,878	9,705	2.87
Meritas Schools Holdings, LLC (2)(3)(4)	Consumer Services	7.00	6/25/2019	6/21/2013	7,080	7,025	7,138	2.11
Miller Heiman, Inc. (2)(3)(4)	Business Services	6.75	9/30/2019	10/1/2013	19,719	19,479	19,338	5.72
MRI Software LLC (2)(3)(4)	Software	5.25	2/4/2021	1/31/2014	14,888	14,823	14,560	4.30
MSX International, Inc. (2)(3)(4)	Automotive	6.00	8/21/2020	8/18/2014	11,176	11,072	11,039	3.26
NES Global Talent Finance US LLC (United Kingdom) (2)(3)(4)(8)	Energy: Oil & Gas	6.50	10/3/2019	10/2/2013	12,188	11,988	12,188	3.60
Novetta, LLC (2)(3)(4)	Aerospace & Defense	6.00	10/2/2020	11/19/2014	12,220	12,112	12,017	3.55
Pelican Products, Inc. (2)(3)(4)	Containers, Packaging & Glass	5.25	4/11/2020	4/8/2014	7,897	7,915	7,748	2.29
Prowler Acquisition Corp. (Pipeline Supply and Service, LLC) (2)(3)(4)	Wholesale	5.50	1/28/2020	1/24/2014	11,024	10,933	10,764	3.18
PSC Industrial Holdings Corp (2)(3)(4)	Environmental Industries	7.00	12/5/2020	12/5/2014	12,000	11,884	11,820	3.50
QoL Meds, LLC (2)(3)(4)	Retail	5.50	7/15/2020	7/14/2014	12,988	12,929	12,757	3.77
RCHP, Inc. (Regionalcare) (2)(3)(4)	Healthcare & Pharmaceuticals	6.00	4/23/2019	4/21/2014	19,792	19,612	19,630	5.80
SolAero Technologies Corp. (2)(3)(4)	Telecommunications	5.75	12/10/2020	12/9/2014	11,250	11,150	10,936	3.23

CARLYLE GMS FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of December 31, 2014

(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)	Industry	Interest Rate	Maturity Date	Acquisition Date	Par Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
First Lien Debt (73.68%) (continued)
Stafford Logistics, Inc. (Custom Ecology, Inc.) (2)(3)(4)	Environmental Industries	6.75%	6/26/2019	7/1/2013	$9,540	$9,466	$9,006	2.66%
Sterling Infosystems, Inc (2)(3)(4)	Business Services	5.50	5/13/2021	5/12/2014	8,955	8,916	8,895	2.63
Synarc-Biocore Holdings, LLC (2) (3) (4)	Healthcare & Pharmaceuticals	5.50	3/10/2021	3/6/2014	13,399	13,280	12,953	3.83
Systems Maintenance Services Holding, Inc. (2)(3)(4)	High Tech Industries	5.00	10/18/2019	10/18/2013	2,215	2,208	2,170	0.64
TASC, Inc. (2)(3)(5)(8)	Aerospace & Defense	7.00	5/23/2020	12/17/2014	20,000	19,200	19,600	5.79
The SI Organization, Inc. (2)(3)(4)	Aerospace & Defense	5.75	11/23/2019	5/16/2014	9,372	9,288	9,465	2.80
The Topps Company, Inc. (2)(3)(4)	Non-durable Consumer Goods	7.25	10/2/2018	10/1/2013	11,512	11,422	11,363	3.36
TruckPro, LLC (2) (3) (4)	Automotive	5.75	8/6/2018	8/6/2013	9,499	9,456	9,415	2.78
Violin Finco S.A.R.L. (Alexander Mann Solutions) (United Kingdom) (2)(3)(4)(8)	Business Services	5.75	12/20/2019	12/18/2013	12,375	12,274	12,375	3.66
Vitera Healthcare Solutions, LLC (2) (3) (4)	Healthcare & Pharmaceuticals	6.00	11/4/2020	11/1/2013	9,533	9,453	9,462	2.80
Zest Holdings, LLC (2)(3)(4)	Durable Consumer Goods	5.25	8/16/2020	8/18/2014	12,344	12,344	12,099	3.58

First Lien Debt Total						$517,450	$514,787	152.19%

Second Lien Debt (15.44%)
AF Borrower LLC (Accuvant) (2)(3)(5)	High Tech Industries	10.00%	1/30/2023	12/15/2014	$8,000	$7,921	$7,839	2.32%
Allied Security Holdings LLC (2)(3)(5)	Business Services	8.00	8/13/2021	9/25/2014	8,000	7,942	7,850	2.32
Ascensus Inc. (2)(3)(4)	Banking, Finance, Insurance & Real Estate	9.00	12/2/2020	12/2/2013	8,000	7,896	7,983	2.36
Berlin Packaging L.L.C. (2)(3)(5)	Containers, Packaging & Glass	7.75	10/1/2022	9/24/2014	9,200	9,132	9,062	2.68
Creganna Finance (US) LLC (Ireland) (2)(3)(5)(8)	Healthcare & Pharmaceuticals	9.00	6/1/2022	11/20/2014	9,900	9,804	9,402	2.78
Drew Marine Group Inc. (2)(3)(5)	Chemicals, Plastics & Rubber	8.00	5/19/2021	11/19/2013	12,500	12,475	11,720	3.46
Genex Holdings, Inc. (2)(3)(5)	Banking, Finance, Insurance & Real Estate	8.75	5/30/2022	5/22/2014	4,990	4,936	4,740	1.40
Institutional Shareholder Services Inc. (2)(3)(5)	Banking, Finance, Insurance & Real Estate	8.50	4/30/2022	4/30/2014	12,500	12,386	11,600	3.43
Jazz Acquisition, Inc. (Wencor) (2)(3)(5)	Aerospace & Defense	7.75	6/19/2022	6/25/2014	6,700	6,671	6,283	1.86
Landslide Holdings, Inc. (LANDesk Software) (2)(3)(5)	Software	8.25	2/25/2021	2/25/2014	3,500	3,477	3,335	0.99
Phillips-Medisize Corporation (2)(3)(5)	Chemicals, Plastics & Rubber	8.25	6/16/2022	6/13/2014	5,000	4,954	4,743	1.40
Prowler Acquisition Corp. (Pipeline Supply and Service, LLC) (2)(3)(5)	Wholesale	9.50	7/28/2020	1/24/2014	3,000	2,947	2,816	0.83
Systems Maintenance Services Holding, Inc. (2)(3)(4)	High Tech Industries	9.25	10/18/2020	10/18/2013	6,000	5,953	5,830	1.72
TASC, Inc. (5)(8)	Aerospace & Defense	12.00	5/23/2021	12/17/2014	6,000	5,880	6,060	1.79
Vitera Healthcare Solutions, LLC (2)(3)(5)	Healthcare & Pharmaceuticals	9.25	11/4/2021	11/1/2013	2,000	1,973	1,929	0.57
Watchfire Enterprises, Inc. (2)(3)(5)	Media: Advertising, Printing & Publishing	9.00	10/2/2021	10/2/2013	7,000	6,914	6,682	1.98

Second Lien Debt Total						$111,261	$107,874	31.89%

CARLYLE GMS FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

As of December 31, 2014

(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)	Industry	Maturity Date	Acquisition Date	Par Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
Structured Finance Obligations (10.88%) (5)(8)(11)
1776 CLO I, Ltd., Subordinated Notes	Structured Finance	5/8/2020	2/27/2014	$11,750	$10,106	$8,813	2.61%
AIMCO CLO, Series 2014-A, Class F, 5.47% (2)	Structured Finance	7/20/2026	5/12/2014	2,700	2,350	2,187	0.65
AIMCO CLO, Series 2014-A, Subordinated Notes	Structured Finance	7/20/2026	5/12/2014	11,500	9,732	9,832	2.91
Ares XXVIII CLO Ltd., Subordinated Notes	Structured Finance	10/17/2024	10/10/2013	7,000	5,242	5,278	1.56
Babson CLO Ltd. 2005-I, Subordinated Notes	Structured Finance	4/15/2019	7/16/2013	7,632	432	161	0.05
Blackrock Senior Income Series V, Limited, Subordinated Notes (Ireland)	Structured Finance	8/13/2019	3/11/2014	4,600	2,592	2,521	0.75
CIFC Funding 2007-III, Ltd., Income Notes	Structured Finance	7/26/2021	5/20/2014	6,500	3,525	3,510	1.04
Clydesdale CLO 2005, Ltd., Subordinated Notes	Structured Finance	12/6/2017	7/15/2013	5,750	—	10	0.00
Flagship VII Limited, Subordinated Notes	Structured Finance	1/20/2026	12/18/2013	7,000	5,823	5,628	1.66
GoldenTree Loan Opportunities V, Limited, Subordinated Notes	Structured Finance	10/18/2021	10/11/2013	5,000	3,136	2,920	0.86
ING Investment Management CLO IV, Ltd., Preferred Shares	Structured Finance	6/14/2022	5/7/2014	8,925	5,327	5,690	1.68
ING IM CLO 2012-1 LLC, Preferred Shares	Structured Finance	3/14/2022	12/5/2014	3,500	2,367	2,494	0.74
ING IM CLO 2012-1 LLC, Subordinated Notes	Structured Finance	3/14/2022	12/5/2014	2,500	1,691	1,781	0.53
Landmark VIII, CLO Ltd., Income Notes	Structured Finance	10/19/2020	10/22/2013	8,600	3,603	3,337	0.99
MSIM Peconic Bay, Ltd., Subordinated Notes	Structured Finance	7/20/2019	10/22/2013	4,500	1,210	1,018	0.30
Nautique Funding Ltd., Income Notes	Structured Finance	4/15/2020	2/24/2014	5,000	2,991	2,980	0.88
Pacifica CDO V, Ltd., Subordinated Notes	Structured Finance	1/26/2020	3/28/2014	4,700	87	70	0.02
Steele Creek CLO 2014-I, LLC, Subordinated Notes	Structured Finance	8/21/2026	7/18/2014	18,000	15,030	14,040	4.15
Venture VI CDO Limited, Preference Shares	Structured Finance	8/3/2020	4/17/2014	7,000	3,746	3,731	1.09

Structured Finance Obligations Total					$78,990	$76,001	22.47%

Total Investments—non-controlled/non-affiliated					$707,701	$698,662	206.55%

(1)	Unless otherwise indicated, issuers of debt investments held by GMS Finance are domiciled in the United States and issuers of structured finance obligations are domiciled in the Cayman Islands. Under the Investment Company Act, the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of December 31, 2014, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2014, the Company is not an “affiliated person” of any of these portfolio companies.
(2)	Variable rate loans to the portfolio companies and variable rate notes of structured finance obligations bear interest at a rate that may be determined by reference to either LIBOR or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), which generally resets quarterly. For each such loan and note, the Company has provided the interest rate in effect as of December 31, 2014.
(3)	Loan includes interest rate floor feature.
(4)	These assets are owned by the Borrower Sub. The Borrower Sub has entered into the Revolving Credit Facility. The lenders of the Revolving Credit Facility have a first lien security interest in substantially all of the assets of the Borrower Sub (see Note 5, Borrowings). Accordingly, such assets are not available to creditors of the Company.
(5)	These assets are owned by the Company. The Company has entered into the Facility, which was subsequently amended on January 8, 2015. The lenders of the Facility have a first lien security interest in substantially all of the portfolio investments held by the Company. The lenders of the Facility also have a perfected first-priority security interest in the unfunded investor equity capital commitments (provided that the amount of unfunded capital commitments ultimately available to the lenders is limited to $100,000) and such security interest will be released once the Company receives equity capital contributions in an amount equal to $100,000 subsequent to January 8, 2015 (see Note 5, Borrowings).

CARLYLE GMS FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of December 31, 2014

(dollar amounts in thousands)

(6)	Amortized cost represents original cost, including origination fees, adjusted for the accretion/amortization of discounts/premiums, as applicable, on debt investments using the effective interest method. Equity tranche collateralized loan obligation (“CLO”) fund investments, which are referred to as “structured finance obligations”, are recorded at amortized cost using the effective interest method.
(7)	Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (see Notes 2 and 3), pursuant to the Company’s valuation policies.
(8)	The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(9)	Castle Management Borrower LLC (Highgate Hotels L.P.) has an undrawn delayed draw term loan of $1,200 par value at LIBOR + 4.50%, 1.00% floor. An unused rate of 1.00% is charged on the principal while undrawn. The delayed draw term loan is owned by the Company.
(10)	Green Energy Partners/Stonewall LLC has an undrawn delayed draw term loan of $8,300 par value at LIBOR + 5.50%, 1.00% floor. An unused rate of 3.00% is charged on the principal while undrawn.
(11)	As of December 31, 2014, the Company has a greater than 25% but less than 50% equity or subordinated notes ownership interest in certain structured finance obligations. These investments have governing documents that preclude the Company from controlling management of the entity and therefore the Company has determined that the issuer of the investment is not a controlled affiliate or a non-controlled affiliate because the investments are not “voting securities”.

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

As of December 31, 2015

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

GMS Finance’s investment objective is to generate current income and capital appreciation primarily through debt investments in U.S. middle market companies, which the Company defines as companies with approximately $10 million to $100 million of earnings before interest, taxes, depreciation and amortization (“EBITDA”). GMS Finance seeks to achieve its investment objective by investing primarily in first lien senior secured loans (which may include stand-alone first lien loans; “last out” first lien loans, which are loans that have a secondary priority behind “first out” first lien loans; “unitranche” loans, which are loans that combine features of first lien, second lien or subordinated loans, generally in a first lien position; and secured corporate bonds with features similar to the features of these categories of first lien loans) and second lien senior secured loans (which may include senior secured loans, and, to a lesser extent, secured corporate bonds, with a secondary priority behind first lien loans) (collectively, “Middle Market Senior Loans”). The Middle Market Senior Loans are generally made to private U.S. middle market companies that are, in many cases, controlled by private equity firms. Depending on market conditions, GMS Finance expects that between 70% and 80% of the value of its assets will be invested in Middle Market Senior Loans, with the balance invested in higher-yielding investments, which may include middle market junior loans such as corporate mezzanine loans, equity co-investments, broadly syndicated first lien and second lien senior secured loans, high-yield bonds, structured finance obligations and/or other opportunistic investments. GMS Finance expects that the composition of its portfolio will change over time given Carlyle GMS Investment Management L.L.C.’s (the “Investment Adviser”) view on, among other things, the economic and credit environment (including with respect to interest rates) in which the Company is operating.

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

On June 26, 2015, the Company completed a $400 million term debt securitization (the “2015-1 Debt Securitization”). The notes offered in the 2015-1 Debt Securitization (the “2015-1 Notes”) were issued by Carlyle GMS Finance MM CLO 2015-1 LLC (the “2015-1 Issuer”), a wholly-owned and consolidated subsidiary of the Company, and are secured by a diversified portfolio of the 2015-1 Issuer consisting primarily of first and second lien senior secured loans. Refer to Note 6 for details. The 2015-1 Issuer is consolidated in these consolidated financial statements commencing from the date of its formation, May 8, 2015.

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

Cash and cash equivalents

Cash and cash equivalents consist of demand deposits and highly liquid investments (e.g. money market funds, U.S. treasury notes) with original maturities of three months or less. Cash equivalents are carried at amortized cost, which approximates fair value. The Company’s cash and cash equivalents are held with two large financial institutions and cash held in such financial institutions may, at times, exceed the Federal Deposit Insurance Corporation insured limit.

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

The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. As of December 31, 2015 and 2014 and for the years then ended, no loans in the portfolio contained PIK provisions.

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

Non-Accrual Income

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid current and, in management’s judgment, are likely to remain current. Management may not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2015 and 2014 and for the years then ended, no loans in the portfolio were on non-accrual status.

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

Deferred financing costs also include capitalized expenses including structuring and arrangement fees related to the offering of the 2015-1 Notes. Amortization of deferred financing costs for the 2015-1 Notes is computed on the effective yield method over the term of 2015-1 Notes. The amortization of such costs is included in interest expense in the accompanying Consolidated Statement of Operations for the year ended December 31, 2015.

Organization and Offering Costs

The Company agreed to reimburse the Investment Adviser for initial organization and offering costs incurred on behalf of GMS Finance up to $1,500. As of December 31, 2015 and 2014, $1,500 of organization and offering costs had been incurred by GMS Finance and $57 of excess organization and offering costs had been incurred by the Investment Adviser since inception. The $1,500 of incurred organization and offering costs are allocated to all stockholders based on their respective capital commitment and are re-allocated amongst all stockholders at the time of each capital drawdown subsequent to the Initial Closing. The Company’s organization costs incurred are expensed and the offering costs are charged against equity when incurred.

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

In August 2015, the Financial Accounting Standards Board issued ASU 2015-15, Interest—Imputation of Interest (Sub-topic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”). ASU 2015-03 does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. In accordance with ASU 2015-15, an entity may defer and present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. This guidance is effective for the Company on January 1, 2016 and is not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

3. FAIR VALUE MEASUREMENTS

The Company applies fair value accounting in accordance with the terms of Financial Accounting Standards Board ASC Topic 820, Fair Value Measurement (“ASC 820”). ASC 820 defines fair value as the amount that would be exchanged to sell an asset or transfer a liability in an orderly transfer between market participants at the measurement date. The Company values securities/instruments traded in active markets on the measurement date by multiplying the closing price of such traded securities/instruments by the quantity of shares or amount of the instrument held. The Company may also obtain quotes with respect to certain of its investments, such as its securities/instruments traded in active markets and its liquid securities/instruments that are not traded in active markets, from pricing services, brokers, or counterparties (i.e., “consensus pricing”). When doing so, the Company determines whether the quote obtained is sufficient according to US GAAP to determine the fair value of the security. The Company may use the quote obtained or alternative pricing sources may be utilized including valuation techniques typically utilized for illiquid securities/instruments.

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

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of December 31, 2015, 2014 and 2013.

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

Transfers between levels, if any, are recognized at the beginning of the year in which the transfers occur. For the years ended December 31, 2015 and 2014, there were no transfers between levels.

The following tables summarize the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of December 31, 2015 and 2014:

	December 31, 2015
	Level I	Level II	Level III	Total
Assets
First Lien Debt	$—	$9,575	$785,459	$795,034
Second Lien Debt	—	—	210,396	210,396
Structured Finance Obligations	—	—	44,812	44,812
Equity Investments	—	—	2,424	2,424

Total	$—	$9,575	$1,043,091	$1,052,666

	December 31, 2014
	Level I	Level II	Level III	Total
Assets
First Lien Debt	$—	$9,575	$505,212	$514,787
Second Lien Debt	—	—	107,874	107,874
Structured Finance Obligations	—	—	76,001	76,001

Total	$—	$9,575	$689,087	$698,662

The changes in the Company’s investments at fair value for which the Company has used Level III inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level III investments still held are as follows:

	For the year ended December 31,2015
	First Lien Debt	Second Lien Debt	Structured Finance Obligations	Equity Investments	Total
Balance, beginning of year	$505,212	$107,874	$76,001	$—	$689,087
Purchases	472,342	113,195	10,059	2,215	597,811
Sales	(17,454)	—	(19,930)	—	(37,384)
Paydowns	(174,427)	(8,025)	(10,155)	—	(192,607)
Accretion of discount	2,677	277	20	—	2,974
Net realized gains (losses)	208	—	956	—	1,164
Net change in unrealized appreciation (depreciation)	(3,099)	(2,925)	(12,139)	209	(17,954)

Balance, end of year	$785,459	$210,396	$44,812	$2,424	$1,043,091

Net change in unrealized appreciation (depreciation) included in earnings related to investments still held as of December 31, 2015 included in net change in unrealized appreciation (depreciation) on investments non-controlled/non-affiliated on the Consolidated Statements of Operations	$(4,423)	$(2,838)	$(12,219)	$209	$(19,271)

	For the year ended December 31, 2014
	First Lien Debt	Second Lien Debt	Structured Finance Obligations	Total
Balance, beginning of year	$141,676	$39,767	$31,364	$212,807
Purchases	442,328	79,993	82,613	604,934
Sales	—	(4,050)	(7,258)	(11,308)
Paydowns	(77,040)	(5,571)	(27,310)	(109,921)
Accretion of discount	964	133	11	1,108
Net realized gains (losses)	—	120	(48)	72
Net change in unrealized appreciation (depreciation)	(2,716)	(2,518)	(3,371)	(8,605)

Balance, end of year	$505,212	$107,874	$76,001	$689,087

Net change in unrealized appreciation (depreciation) included in earnings related to investments still held as of December 31, 2014 included in net change in unrealized appreciation (depreciation) on investments non-controlled/non-affiliated on the Consolidated Statements of Operations	$(2,550)	$(2,544)	$(3,367)	$(8,461)

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

Investments in debt securities with sufficient coverage through the enterprise value analysis are generally valued using a discounted cash flow analysis of the underlying security. Projected cash flows in the discounted cash flow typically represent the relevant security’s contractual interest, fees and principal payments plus the assumption of full principal recovery at the security’s expected maturity date. The discount rate to be used is determined using an average of two market-based methodologies. Investments in debt securities may also be valued using consensus pricing.

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

The following tables summarize the quantitative information related to the significant unobservable inputs for Level III instruments which are carried at fair value as of December 31, 2015 and 2014:

	Fair Value as of December 31, 2015	Valuation Techniques	Significant Unobservable Inputs	Range		Weighted Average
				Low	High
Investments in First Lien Debt	$618,172	Discounted Cash Flow	Discount Rate	5.57%	13.37%	8.19%
	167,287	Consensus Pricing	Indicative Quotes	96.50	99.38	97.97

Total First Lien Debt	785,459

Investments in Second Lien Debt	161,907	Discounted Cash Flow	Discount Rate	9.37%	15.44%	10.56%
	48,489	Consensus Pricing	Indicative Quotes	93.25	101.25	96.86

Total Second Lien Debt	210,396

Investments in Structured Finance Obligations	43,016	Discounted Cash Flow	Discount Rate	13.00%	17.50%	14.05%
			Default Rate	0.19	1.56	1.09
			Prepayment Rate	18.16	40.00	22.09
			Recovery Rate	69.27	75.00	74.36
	1,796	Consensus Pricing	Indicative Quotes	0.18	63.00	59.69

Total Structured Finance Obligations	44,812

Investments in Equity	2,424	Income Approach	Discount Rate	10.19%	10.90%	10.42%
		Market Approach	Comparable Multiple	9.94x	11.09x	10.71x

Total Equity Investments	2,424

Total Level III Investments	$1,043,091

	Fair Value as of December 31, 2014	Valuation Techniques	Significant Unobservable Inputs	Range		Weighted Average
				Low	High
Investments in First Lien Debt	$469,796	Discounted Cash Flow	Discount Rate	5.23%	9.02%	6.33%
	35,416	Consensus Pricing	Indicative Quotes	98.50	99.33	98.71

Total First Lien Debt	505,212

Investments in Second Lien Debt	84,902	Discounted Cash Flow	Discount Rate	9.15%	11.32%	10.05%
	22,972	Consensus Pricing	Indicative Quotes	98.13	101.00	99.03

Total Second Lien Debt	107,874

Investments in Structured Finance Obligations	59,533	Discounted Cash Flow	Discount Rate	12.65%	15.80%	13.87%
			Default Rate	—	1.32	0.60
			Prepayment Rate	18.78	32.50	25.41
			Recovery Rate	67.54	75.00	73.28
	16,468	Consensus Pricing	Indicative Quotes	0.18	81.00	77.28

Total Structured Finance Obligations	76,001

Total Level III Investments	$689,087

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

Financial instruments disclosed but not carried at fair value:

The following table presents the carrying value and fair value of the Company’s secured borrowings disclosed but not carried at fair value as of December 31, 2015 and 2014.

	December 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured borrowings	$234,313	$234,313	$308,441	$308,441

Total	$234,313	$234,313	$308,441	$308,441

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

The following table represents the carrying values and fair values of the Company’s 2015-1 Notes disclosed but not carried at fair value as of December 31, 2015 and 2014:

	December 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Aaa/AAA Class A-1A Notes	$160,000	$157,200	$—	$—
Aaa/AAA Class A-1B Notes	40,000	39,700	—	—
Aaa/AAA Class A-1C Notes	27,000	26,823	—	—
Aa2 Class A-2 Notes	46,000	45,122	—	—

Total	$273,000	$268,845	$—	$—

The fair value determination of the Company’s 2015-1 Notes was based on the market quotation(s) received from broker/dealer(s). These fair value measurements were based on significant inputs not observable and thus represent Level III measurements as defined in the accounting guidance for fair value measurement.

The carrying value of other financial assets and liabilities approximates their fair value based on the short term nature of these items.

4. RELATED PARTY TRANSACTIONS

Investment Advisory Agreement

On April 3, 2013, the Company’s Board of Directors, including a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the Investment Company Act (“Independent Directors”), approved an investment advisory agreement (the “Investment Advisory Agreement”) between the Company and the Investment Adviser in accordance with, and on the basis of an evaluation satisfactory to such directors as required by, Section 15(c) of the Investment Company Act. The initial term of the Investment Advisory Agreement is two years from April 3, 2013 and, unless terminated earlier, the Investment Advisory Agreement will renew automatically for successive annual periods, provided that such continuance is specifically approved at least annually by the vote of the Board of Directors and by the vote of a majority of the Independent Directors. On March 10, 2016, the Company’s Board of Directors, including a majority of the Independent Directors, approved the continuance of the Advisory Agreement for a one year period. The Investment Advisory Agreement will automatically terminate in the event of an assignment and may be terminated by either party without penalty upon at least 60 days’ written notice to the other party. Subject to the overall supervision of the Board of Directors, the Investment Adviser provides investment advisory services to the Company. For providing these services, the Investment Adviser receives fees from the Company consisting of two components—a base management fee and an incentive fee.

Prior to a Qualified IPO, the base management fee is calculated and payable quarterly in arrears at an annual rate of 1.50% of the average daily gross assets of the Company for the period adjusted for share issuances or repurchases, excluding any cash and cash equivalents and including assets acquired with leverage from use of the Revolving Credit Facility, Facility and 2015-1 Notes (see Note 5, Borrowings, and Note 6, 2015-1 Notes). For purposes of this calculation, cash and cash equivalents include any temporary investments in cash-equivalents, U.S. government securities and other high quality investment grade debt investments that mature in 12 months or less from the date of investment. Base management fees for any partial quarter are prorated. The Investment Adviser contractually waived one-third (0.50%) of the base management fee prior to a Qualified IPO. The fee waiver will terminate if and when a Qualified IPO has been consummated.

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

Prior to a Qualified IPO, from time to time, CGMSIM intends to pay certain individuals providing services to CGMSIM, including members of the CGMSIM Investment Team, in shares of our common stock and/or in cash a portion of the net after-tax incentive fees that CGMSIM receives from us (not to exceed 25%) in consideration of their services on behalf of CGMSIM. To the extent that any such payment is in shares of our common stock, CGMSIM will purchase such shares from us and distribute the shares to the individuals eligible for such payment, and, to the extent that any such payment is in cash, CGMSIM will require the individuals eligible for such payment to make capital commitments to purchase newly issued shares of our common stock. In addition, following the completion of a Qualified IPO, from time to time, CGMSIM intends to purchase shares of our common stock in the open market at a purchase price, in the aggregate, equal to approximately 25% of each installment of the net after-tax incentive fees that CGMSIM receives from us, subject to market conditions. CGMSIM may then distribute those shares to members of the CGMSIM Investment Team and other individuals eligible for such payment in consideration of their services on behalf of CGMSIM.

For the years ended December 31, 2015, 2014 and 2013, base management fees were $8,907, $4,373 and $625, respectively (net of waiver of $4,454, $2,186 and $312, respectively), incentive fees related to pre-incentive fee net investment income were $8,881, $3,578 and $0, respectively, and there were no incentive fees related to realized capital gains. For the years ended December 31, 2015, 2014 and 2013, there were no accrued capital gains incentive fees based upon the cumulative net realized and unrealized appreciation (depreciation) as of December 31, 2015, 2014 and 2013, respectively. The accrual for any capital gains incentive fee under US GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual.

As of December 31, 2015 and 2014, $5,277 and $6,319, respectively, was included in base management and incentive fees payable in the accompanying Consolidated Statements of Assets and Liabilities.

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

The initial term of the Administration Agreement is two years from April 3, 2013 and, unless terminated earlier, the Administration Agreement will renew automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (i) the vote of the Board of Directors or by a majority vote of the outstanding voting securities of the Company and (ii) the vote of a majority of the Company’s Independent Directors. On March 10, 2016, the Company’s Board of Directors, including a majority of the Independent Directors, approved the continuance of the Administration Agreement for a one year period. The Administration Agreement may not be assigned by a party without the consent of the other party and may be terminated by either party without penalty upon at least 60 days’ written notice to the other party.

For the years ended December 31, 2015, 2014 and 2013, GMS Finance incurred $595, $626 and $650, respectively, in fees under the Administrative Agreement, which were included in administrative service fees in the accompanying Consolidated Statements of Operations. As of December 31, 2015 and 2014, $97 and $91, respectively, was unpaid and included in administrative service fees payable in the accompanying Consolidated Statements of Assets and Liabilities

Sub-Administration Agreements

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

For the years ended December 31, 2015, 2014 and 2013, fees incurred in connection with the Sub-Administration Agreement, which amounted to $486, $222 and $50, respectively, were included in other general and administrative in the accompanying Consolidated Statements of Operations. As of December 31, 2015 and 2014, $138 and $80, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.

Placement Fees

On April 3, 2013, the Company entered into a placement fee arrangement with TCG Securities, L.L.C. (“TCG”), a licensed broker-dealer and an affiliate of the Investment Adviser, which may require stockholders to pay a placement fee to TCG for TCG’s services.

For the years ended December 31, 2015, 2014 and 2013, TCG earned placement fees of $6, $1 and $0, respectively, from GMS Finance stockholders in connection with the issuance or sale of the Company’s common stock.

Board of Directors

GMS Finance’s Board of Directors currently consists of seven members, four of whom are Independent Directors. On April 3, 2013, the Board of Directors also established an Audit Committee consisting of its Independent Directors, and may establish additional committees in the future. For the years ended December 31, 2015, 2014 and 2013, GMS Finance incurred $419, $395 and $322, respectively, in fees and expenses associated with its Independent Directors and Audit Committee. As of December 31, 2015 and 2014, $0 and $5, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities. As of December 31, 2015 and 2014, certain current directors had committed $1,541 and $1,500, respectively, in capital commitments to the Company.

5. BORROWINGS

In accordance with the Investment Company Act, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 200% after such borrowing. As of December 31, 2015 and 2014, asset coverage was 212.70% and 209.67%, respectively. During the years ended December 31, 2015, 2014 and 2013, there were secured borrowings of $402,200, $420,023 and $66,822, respectively, under the Revolving Credit Facility and Facility and repayments of $476,328, $178,404 and $0, respectively, under the Revolving Credit Facility and Facility. As of December 31, 2015 and 2014, there were $234,313 and $308,441, respectively, in secured borrowings outstanding.

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

As of December 31, 2015 and 2014, the Borrower Sub was in compliance with all covenants and other requirements of the Revolving Credit Facility.

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

Subject to certain exceptions, the Facility is secured by a first lien security interest in substantially all of the portfolio investments held by the Company and the Company’s unfunded investor equity capital commitments (provided that the amount of unfunded capital commitments ultimately available to the lenders is limited to $100,000). The pledge of unfunded investor equity capital commitments was subject to release once $100,000 of incremental capital had been called and received by the Company subsequent to January 8, 2015. Such capital call commitment had not been satisfied as of December 31, 2014. The pledge of unfunded investor equity capital commitments had been released as of December 31, 2015. The Facility includes customary covenants, including certain financial covenants related to asset coverage, shareholders’ equity and liquidity, certain limitations on the incurrence of additional indebtedness and liens, and other maintenance covenants, as well as usual and customary events of default for senior secured revolving credit facilities of this nature.

As of December 31, 2015 and 2014, the Company was in compliance with all covenants and other requirements of the Facility.

Summary of Facilities

The facilities of the Company and the Borrower Sub consisted of the following as of December 31, 2015 and 2014:

	December 31, 2015
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Revolving Credit Facility	$400,000	$170,313	$229,687	$3,155
Facility	150,000	64,000	86,000	86,000

Total	$550,000	$234,313	$315,687	$89,155

	December 31, 2014
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Revolving Credit Facility	$400,000	$246,441	$153,559	$10,557
Facility	150,000	62,000	88,000	58,623

Total	$550,000	$308,441	$241,559	$69,180

(1)	The unused portion is the amount upon which commitment fees are based.
(2)	Available for borrowing based on the computation of collateral to support the borrowings.

As of December 31, 2015 and 2014, $966 and $1,025, respectively, of interest expense, $141 and $139, respectively, of unused commitment fees and $22 and $28, respectively, of other fees were included in interest and credit facility fees payable. For the years ended December 31, 2015 and 2014, the average interest rate was 2.23% and 2.18%, respectively, and average principal debt outstanding was $265,277 and $164,980, respectively. For the period from August 8, 2013 (initial date the Company borrowed under the Revolving Credit Facility) through December 31, 2013, the average interest rate was 1.98% and average principal debt outstanding was $44,063. As of December 31, 2015, 2014 and 2013, the interest rate was 2.37%, 2.17% and 1.97%, respectively, based on floating LIBOR rates.

For the years ended December 31, 2015, 2014 and 2013, the components of interest expense and credit facility fees were as follows:

	For the years ended December 31,
	2015	2014	2013
Interest expense	$9,582	$3,648	$353
Facility unused commitment fee	847	1,129	602
Amortization of deferred financing costs	945	1,820	513
Other fees	106	103	49

Total interest expense and credit facility fees	$11,480	$6,700	$1,517

Cash paid for interest expense	$8,083	$2,882	$94

For the year ended December 31, 2014, $827 of the amortization of deferred financing costs represents the prorated financing costs that were immediately expensed in lieu of continuing to amortize over the term of the Revolving Credit Facility related to the First Amendment which reduced the maximum commitments under the Revolving Credit Facility.

6. 2015-1 Notes

On June 26, 2015, the Company completed the 2015-1 Debt Securitization. The 2015-1 Notes were issued by the 2015-1 Issuer, a wholly-owned and consolidated subsidiary of the Company, and are secured by a diversified portfolio of the 2015-1 Issuer consisting primarily of first and second lien senior secured loans. The 2015-1 Debt Securitization was executed through a private placement of the 2015-1 Notes, consisting of $160 million of Aaa/AAA Class A-1A Notes which bear interest at the three-month London Interbank Offered Rate (“LIBOR”) plus 1.85%; $40 million of Aaa/AAA Class A-1B Notes, which bear interest at the three-month LIBOR plus 1.75% for the first 24 months and the three-month LIBOR plus 2.05% thereafter; $27 million of Aaa/AAA Class A-1C Notes, which bear interest at 3.75%; and $46 million of Aa2 Class A-2 Notes, which bear interest at the three-month LIBOR plus 2.70%. The 2015-1 Notes were issued at par and are scheduled to mature on July 15, 2027. The Company received 100% of the preferred interests (the “Preferred Interests”) issued by the 2015-1 Issuer on the closing date of the 2015-1 Debt Securitization in exchange for the Company’s contribution to the Issuer of the initial closing date loan portfolio. The Preferred Interests do not bear interest and had a nominal value of $125.9 million at closing. In connection with the contribution, the Company made customary representations, warranties and covenants to the 2015-1 Issuer in the purchase agreement. The Class A-1A, Class A-1B and Class A-1C and Class A-2 Notes are included in the December 31, 2015 consolidated financial statements. The Preferred Interests were eliminated in consolidation.

On the closing date of the 2015-1 Debt Securitization, the 2015-1 Issuer effected a one-time distribution to the Company of a substantial portion of the proceeds of the private placement of the 2015-1 Notes, net of expenses, which distribution was used to repay a portion of the certain amounts outstanding under the Revolving Credit Facility and the Facility. As part of the 2015-1 Debt Securitization, certain first and second lien senior secured loans were distributed by the Borrower Sub to the Company pursuant to a distribution and contribution agreement. The Company contributed the loans that comprised the initial closing date loan portfolio (including the loans distributed to the Company from the Borrower Sub) to the 2015-1 Issuer pursuant to a contribution agreement. Future loans transfers from the Company to the 2015-1 Issuer will be made pursuant to a sale agreement and are subject to the approval of the Company’s Board of Directors. Assets of the 2015-1 Issuer are not available to the creditors of the Borrower Sub or the Company. In connection with the issuance and sale of the 2015-1 Notes, the Company made customary representations, warranties and covenants in the purchase agreement.

During the reinvestment period, pursuant to the indenture governing the 2015-1 Notes, all principal collections received on the underlying collateral may be used by the 2015-1 Issuer to purchase new collateral under the direction of Investment Adviser in its capacity as collateral manager of the 2015-1 Issuer and in accordance with the Company’s investment strategy.

The Investment Adviser serves as collateral manager to the 2015-1 Issuer under a collateral management agreement (the “Collateral Management Agreement”). Pursuant to the Collateral Management Agreement, the 2015-1 Issuer pays management fees (comprised of base management fees, subordinated management fees and incentive management fees) (“Management Fees”) to the Investment Adviser for rendering collateral management services. As per the Collateral Management Agreement, for the period the Company retains all of the Preferred Interests, the Investment Adviser does not earn Management Fees for providing such collateral management services. The Company currently retains all of the Preferred Interests, thus there were no management fees earned from the 2015-1 Issuer for the year ended December 31, 2015.

Pursuant to an undertaking by the Company in connection with the 2015-1 Debt Securitization, the Company agreed to hold on an ongoing basis Preferred Interests with an aggregate dollar purchase price at least equal to 5% of the aggregate outstanding amount of all collateral obligations by the 2015-1 Issuer for so long as any securities of the 2015-1 Issuer remain outstanding. As of December 31, 2015, the Company was in compliance with its undertaking.

The 2015-1 Issuer pays ongoing administrative expenses to the trustee, independent accountants, legal counsel, rating agencies and independent managers in connection with developing and maintaining reports, and providing required services in connection with the administration of the 2015-1 Issuer.

As of December 31, 2015, there were 57 first lien and second lien senior secured loans with a total fair value of approximately $384,272 securing the 2015-1 Notes. The pool of loans in the securitization must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements as per the offering document of the 2015-1 Issuer.

For the year ended December 31, 2015, the effective annualized weighted average interest rate, which includes amortization of debt issuance costs on the 2015-1 Notes, was 2.45% based on floating LIBOR rates.

For the years ended December 31, 2015, 2014 and 2013, the components of interest expense on the 2015-1 Notes were as follows:

	For the years ended December 31,
	2015	2014	2013
Interest expense	$3,468	$—	$—
Amortization of deferred financing costs	106	—	—

Total interest expense and credit facility fees	$3,574	$—	$—

Cash paid for interest expense	$2,021	$—	$—

7. COMMITMENTS AND CONTINGENCIES

A summary of significant contractual payment obligations was as follows as of December 31, 2015 and 2014:

	Revolving Credit Facility and Facility		2015-1 Notes
Payment Due by Period	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Less than 1 Year	$—	$—	$—	$—
1-3 Years	—	—	—	—
3-5 Years	64,000	62,000	—	—
More than 5 Years	170,313	246,441	273,000	—

Total	$234,313	$308,441	$273,000	$—

In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of December 31, 2015 and 2014 for any such exposure.

As of December 31, 2015 and 2014, the Company had $1,174,340 and $1,129,522, respectively, in total capital commitments from stockholders, of which $559,214 and $776,750, respectively, was unfunded. As of December 31, 2015 and 2014, certain current directors had committed $1,541 and $1,500, respectively, in capital commitments to the Company.

The Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par Value as of
	December 31, 2015	December 31, 2014
Unfunded delayed draw commitments	$20,695	$9,500
Unfunded revolving term loan commitments	3,906	—

Total unfunded commitments	$24,601	$9,500

8. NET ASSETS

The Company has the authority to issue 200,000,000 shares of common stock, $0.01 per share par value.

During the year ended December 31, 2015, the Company issued 13,591,386 shares for $262,485 including reinvestment of dividends. The following table summarizes capital activity during the year ended December 31, 2015:

	Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss) on Investments	Accumulated Net Unrealized Appreciation (Depreciation) on Investments	Total Net Assets
	Shares	Amount
Balance, beginning of year	17,932,697	$179	$351,636	$(74)	$(4,388)	$(57)	$(9,039)	$338,257
Common stock issued	13,584,508	136	262,218	—	—	—	—	262,354
Reinvestment of dividends	6,878	—	131	—	—	—	—	131
Net investment income (loss)	—	—	—	—	35,524	—	—	35,524
Net realized gain (loss) on investments—non-controlled/ non-affiliated	—	—	—	—	—	1,164	—	1,164
Net change in unrealized appreciation (depreciation) on investments—non-controlled/ non-affiliated	—	—	—	—	—	—	(18,015)	(18,015)
Dividends declared	—	—	—	—	(47,689)	—	—	(47,689)
Tax reclassification of stockholders’ equity in accordance with US GAAP	—	—	(41)	—	3,559	(3,518)	—	—

Balance, end of year	31,524,083	$315	$613,944	$(74)	$(12,994)	$(2,411)	$(27,054)	$571,726

During the year ended December 31, 2014, the Company issued 8,356,707 shares for $164,803 including reinvestment of dividends. The following table summarizes capital activity during the year ended December 31, 2014:

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

The following table summarizes total shares issued and proceeds received related to capital drawdowns delivered pursuant to subscriptions for the Company’s common stock and reinvestment of dividends during the year ended December 31, 2015:

	Shares Issued	Proceeds Received
January 16, 2015	924,977	$18,000
January 26, 2015**	1,051	20
February 26, 2015	2,312,659	45,005
April 21, 2015**	1,351	25
May 1, 2015	1,462,746	28,085
May 22, 2015	1,708,068	33,000
June 25, 2015	2,412,386	46,992
July 22, 2015**	2,018	38
August 21, 2015	1,032,504	20,002
September 30, 2015	104,954	2,009
October 9, 2015	1,255,914	24,038
October 22,2015**	2,458	47
December 21, 2015	2,370,300	45,224

Total	13,591,386	$262,485

** Represents shares issued upon the reinvestment of dividends

The following table summarizes total shares issued and proceeds received related to capital drawdowns delivered pursuant to subscriptions for the Company’s common stock and reinvestment of dividends during the year ended December 31, 2014:

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

Subscribed but unissued shares are presented in equity with a deduction of subscriptions receivable until cash is received for a subscription. There were no subscribed but unissued shares as of December 31, 2015, 2014 and 2013.

Subscription transactions during the years ended December 31, 2015, 2014 and 2013 were executed at an offering price at a premium to net asset value due to the requirement to use prior quarter net asset value as offering price unless it would result in the Company selling shares of its common stock at a price below the current net asset value and also in order to effect a reallocation of organizational costs to subsequent investors. Such subscription transactions increased net asset value by $0.11 per share, $0.09 per share, and $0.32 per share, respectively, for the years ended December 31, 2015, 2014 and 2013, respectively.

The Company computes earnings per common share in accordance with ASC 260, Earnings Per Share. Basic earnings per common share were calculated by dividing net increase (decrease) in net assets resulting from operations attributable to the Company by the weighted-average number of common shares outstanding for the year.

Basic and diluted earnings per common share were as follows:

	For the years ended December 31,
	2015	2014	2013
Net increase (decrease) in net assets resulting from operations	$18,673	$5,614	$(1,927)
Weighted-average common shares outstanding	24,830,200	13,091,544	3,016,298

Basic and diluted earnings per common share	$0.75	$0.43	$(0.64)

The following table summarizes the Company’s dividends declared and payable since inception through the year ended December 31, 2015:

Date Declared	Record Date	Payment Date	Per Share Amount		Total Amount
March 13, 2014	March 31, 2014	April 14, 2014	$0.19		$2,449
June 26, 2014	June 30, 2014	July 14, 2014	$0.27		$3,481
September 12, 2014	September 18, 2014	October 9, 2014	$0.44		$5,956
December 19, 2014	December 29, 2014	January 26, 2015	$0.35		$6,276
March 11, 2015	March 13, 2015	April 17, 2015	$0.37		$7,833
June 24, 2015	June 30, 2015	July 22, 2015	$0.37		$9,902
September 24, 2015	September 24, 2015	October 22, 2015	$0.42		$11,670
December 29, 2015	December 29, 2015	January 22, 2016	$0.40		$12,610
December 29, 2015	December 29, 2015	January 22, 2016	$0.18	(1)	$5,674

(1)	Represents a special dividend.

During the year ended December 31, 2013, no dividends or distributions had been declared or paid by the Company.

9. CONSOLIDATED FINANCIAL HIGHLIGHTS

The following is a schedule of consolidated financial highlights for the years ended December 31, 2015, 2014 and 2013:

	For the years ended December 31,
	2015	2014	2013
Per Share Data:
Net asset value per share, beginning of year	$18.86	$19.42	$20.00
Net investment income (loss) (1)	1.43	1.09	(0.55)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	(0.52)	(0.49)	(0.34)

Net increase (decrease) in net assets resulting from operations	0.91	0.60	(0.89)

Dividends declared (2)	(1.74)	(1.25)	—
Effect of subscription offering price (3)	0.11	0.09	0.32
Offering costs	—	—	(0.01)

Net asset value per share, end of year	$18.14	$18.86	$19.42

Number of shares outstanding, end of year	31,524,083	17,932,697	9,575,990
Total return (4)	5.41%	3.55%	(2.90)%
Net assets, end of year	$571,726	$338,257	$186,002
Ratio to average net assets (5):
Expenses net of waiver, before incentive fees	5.11%	5.78%	9.75%
Expenses net of waiver, after incentive fees	6.94%	7.15%	9.75%
Expenses gross of waiver, after incentive fees	7.86%	7.98%	10.21%
Net investment income (loss) (6)	7.33%	5.45%	(2.45)%
Interest expense and credit facility fees	2.37%	2.56%	2.23%
Ratios/Supplemental Data:
Asset coverage	212.70%	209.67%	378.35%
Portfolio turnover	26.04%	28.06%	6.43%
Total committed capital, end of year	$1,174,340	$1,129,522	$877,408
Ratio of total contributed capital to total committed capital, end of year	52.38%	31.23%	21.43%
Weighted-average shares outstanding	24,830,200	13,091,544	3,016,298

(1)	For the years ended December 31, 2015 and 2014, net investment income (loss) per share was calculated as net investment income (loss) for the year divided by the weighted-average number of shares outstanding for the year. For the year ended December 31, 2013, net investment income (loss) per share was calculated as net investment income (loss) for the period divided by the weighted average number of shares outstanding for the period June 5, 2013 (date of issuance of shares related to the first capital drawdown) through December 31, 2013.
(2)	For the years ended December 31, 2015 and 2014, dividends declared per share was calculated as the sum of dividends declared during the year divided by the number of shares outstanding at each respective quarter-end date (refer to Note 8).
(3)	Increase is due to offering price of subscriptions during the year (refer to Note 8).
(4)	Total return is based on the change in net asset value per share during the year plus the declared dividends, assuming reinvestment of dividends in accordance with the dividend reinvestment plan, divided by the beginning net asset value for the year. Total return based on change in net asset value for the year ended December 31, 2013 was calculated for the period from commencement of operations through December 31, 2013. Total return for the years ended December 31, 2015, 2014 and 2013 was inclusive of $0.11, $0.09, and $0.32, respectively, per share increase in net asset value related to the offering price of subscriptions. Excluding the effects of the higher offering price of subscriptions, total return would have been 4.83%, 3.09%, and (4.50%), respectively (refer to Note 8).

(5)	The Company commenced operations on May 2, 2013; therefore, ratios to average net assets and portfolio turnover for the year ended December 31, 2013 may have been different had there been a full year of operations.
(6)	The net investment income ratio is net of the waiver of base management fees.

10. LITIGATION

The Company may become party to certain lawsuits in the ordinary course of business. The Company does not believe that the outcome of current matters, if any, will materially impact the Company or its consolidated financial statements. As of December 31, 2015 and 2014, the Company was not subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company.

In addition, portfolio investments of the Company could be the subject of litigation or regulatory investigations in the ordinary course of business. The Company does not believe that the outcome of any current contingent liabilities of its portfolio investments, if any, will materially affect the Company or these consolidated financial statements.

11. TAX

The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of December 31, 2015 and 2014.

In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. As of December 31, 2015 and 2014, the Company had filed tax returns and therefore is subject to examination.

Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are reclassified among the Company’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from US GAAP. As of December 31, 2015 and 2014, permanent differences primarily due to net operating loss, the tax treatment of passive foreign investment companies and non-deductible excise tax resulted in a net decrease in accumulated net investment loss by $3,559 and $178, respectively, net decrease in accumulated net realized gain by $3,518 and $129, respectively, and net decrease in additional paid-in capital in excess of par by $41 and $49, respectively, on the Consolidated Statements of Assets and Liabilities. Total earnings and net asset value were not affected.

The tax character of the distributions paid for the fiscal years ended December 31, 2015, 2014 and 2013 was as follows:

	For the years ended December 31,
	2015	2014	2013
Ordinary income	$47,689	$18,162	$—
Tax return of capital	$—	$—	$—

Income Tax Information and Distributions to Stockholders

As of December 31, 2015 and 2014, the components of accumulated earnings (deficit) on a tax basis were as follows:

	2015	2014
Undistributed ordinary income	$2,691	$1,547
Other book/tax temporary differences (1)	(2,012)	(2,009)
Capital loss carryforwards	(2,411)	(56)
Net unrealized appreciation (depreciation) on investments—non-controlled/non-affiliated (2)	(40,727)	(12,965)

Total accumulated earnings (deficit)	$(42,459)	$(13,483)

(1)	Consists of the unamortized portion of organization costs as of December 31, 2015 and 2014, respectively. Also, consists of the unamortized portion of the prorated financing costs that were immediately expensed in lieu of continuing to amortize over the term of the Revolving Credit Facility related to the amendment that reduced commitments in the Revolving Credit Facility as of December 31, 2014.
(2)	The difference between the book-basis and tax-basis unrealized appreciation (depreciation) on investments is attributable primarily to the tax treatment of passive foreign investment companies, which include the structured finance obligations. Also, consists of book to tax difference on interest income on CLO equity investments recognized using the effective yield method for financial statement purposes.

As of December 31, 2015 and 2014, the cost of investments for federal income tax purposes and gross unrealized appreciation and depreciation on investments were as follows:

	2015	2014
Cost of investments—non-controlled/non-affiliated	$1,093,393	$711,628
Gross unrealized appreciation on investments—non-controlled/non-affiliated	5,911	2,752
Gross unrealized depreciation on investments—non-controlled/non-affiliated	(46,638)	(15,717)

Net unrealized appreciation (depreciation) on investments—non-controlled/non-affiliated	$(40,727)	$(12,965)

On December 22, 2010, the Regulated Investment Company Modernization Act of 2010 (the “RIC Modernization Act”) was enacted which changed various technical rules governing the tax treatment of RICs. The changes are generally effective for taxable years beginning after the date of enactment. Under the RIC Modernization Act, the fund will be permitted to carry forward capital losses incurred in taxable years beginning after the date of enactment for an unlimited period. However, any losses incurred during those future taxable years will be required to be utilized prior to the losses incurred in pre-enactment taxable years, which carry an expiration date. As a result of this ordering rule, pre-enactment capital loss carryforwards may be more likely to expire unused. Additionally, post-enactment capital losses that are carried forward will retain their character as either short-term or long-term losses rather than being considered all short-term as under previous law. As of December 31, 2015 and 2014, the Company did not have any pre-enactment capital loss carryforwards, and had $2,411 and $56, respectively, of post enactment short-term capital loss carryforwards.

12. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2015
	Q4	Q3	Q2	Q1
Total investment income	$20,685	$19,601	$15,925	$12,979
Net expenses	9,920	9,267	7,980	6,499
Net investment income (loss)	10,765	10,334	7,945	6,480
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	(20,748)	(681)	1,270	3,308
Net increase (decrease) in net assets resulting from operations	(9,983)	9,653	9,215	9,788
Net asset value per share	18.14	19.02	19.09	19.05
Basic and diluted earnings per common share	$(0.34)	$0.35	$0.40	$0.50

	2014
	Q4	Q3	Q2	Q1
Total investment income	$5,885	$10,522	$9,944	$6,633
Net expenses	4,906	4,816	5,408	3,594
Net investment income (loss)	979	5,706	4,536	3,039
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	(4,910)	(4,769)	56	977
Net increase (decrease) in net assets resulting from operations	(3,931)	937	4,592	4,016
Net asset value per share	18.86	19.35	19.71	19.63
Basic and diluted earnings per common share	$(0.25)	$0.07	$0.36	$0.37

	2013
	Q4	Q3	Q2	Q1
Total investment income	$3,804	$1,145	$20	$—
Net expenses	2,092	1,951	2,595	—
Net investment income (loss)	1,712	(806)	(2,575)	—
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	43	(365)	64	—
Net increase (decrease) in net assets resulting from operations	1,755	(1,171)	(2,511)	—
Net asset value per share	19.42	19.11	18.72	—
Basic and diluted earnings per common share	$0.22	$(0.29)	$(7.92)	$—

13. SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed below.

On February 26, 2016, the Company issued a capital call and delivered capital drawdown notices totaling $33,000. Proceeds from the capital call were due and the related issuance of 1,815,181 shares occurred on March 11, 2016.

Subsequent to December 31, 2015, the Company borrowed $72,000 under the Facility to fund investment acquisitions. The Company also voluntarily repaid $42,000 under the Facility.

On March 10, 2016, the Company’s Board of Directors, including a majority of the Independent Directors, approved the renewal of the Company’s Investment Advisory Agreement with the Adviser and the Company’s Administration Agreement with the Administrator, each for an additional one year term.

On March 10, 2016, the Company’s Board of Directors declared a dividend of $0.40 per share, which is payable on or about April 22, 2016 to holders of record of the Company’s common stock at the close of business on March 14, 2016.

On February 29, 2016, the Company and Credit Partners USA LLC (“Credit Partners”) entered into a Limited Liability Company agreement to co-manage Middle Market Credit Fund, LLC (“Credit Fund”). Credit Fund will primarily invest in first lien loans of middle-market companies. Credit Fund is managed by a six-member board of managers, on which the Company and Credit Partners each have equal representation. The Company and Credit Partners each have 50% economic ownership of Credit Fund and have commitments to fund, from time to time, capital of up to $400 million each.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). The Company’s internal control over financial reporting is a process designed under the supervision of its President (Principal Executive Officer) and Chief Financial Officer and Treasurer (Principal Financial Officer) and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting as of December 31, 2015 was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm due to an exemption for emerging growth companies under the JOBS Act.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2016 annual meeting of stockholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

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

Item 11. Executive Compensation

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2016 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2016 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2016 annual meeting of stockholders.

Item 14. Principal Accountant Fees and Services

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2016 annual meeting of stockholders.

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

(3) Exhibits

3.1	Articles of Amendment and Restatement (1)

3.2	Amended and Restated Bylaws (1)

4.1	Form of Subscription Agreement (1)

10.1	Advisory Agreement (1)

10.2	Administration Agreement (1)

10.3	Form of Indemnification Agreement (1)

10.4	Loan and Servicing Agreement (2)

10.5	Senior Secured Revolving Credit Agreement, dated as of March 21, 2014 (4)

10.6	First Amendment, dated as of June 30, 2014, to the Loan and Servicing Agreement, dated as of May 24, 2013 (5)

10.7	First Amendment, dated as of January 8, 2015, to the Senior Secured Revolving Credit Agreement, dated as of March 21, 2014 (6)

10.8	Second Amendment, dated as of June 19, 2015, to the Loan and Servicing Agreement, dated as of May 24, 2013 (7)

10.9	Indenture, dated as of June 26, 2015, between Carlyle GMS Finance MM CLO 2015-1 LLC, as issuer, and State Street Bank and Trust Company, as trustee (7)

10.10	Collateral Management Agreement, dated as of June 26, 2015, by and between Carlyle GMS Finance MM CLO 2015-1 LLC, as issuer, and Carlyle GMS Investment Management L.L.C., as collateral manager (7)

10.11	Contribution Agreement, dated as of June 26, 2015, by and between Carlyle GMS Finance, Inc., as the contributor, and Carlyle GMS Finance MM CLO 2015-1 LLC, as the contributee (7)

21.1	List of Subsidiaries (3)

31.1	Certification of President (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of President (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(1)	Incorporated by reference to Form 10-12G/A filed by GMS Finance on April 11, 2013 (File No. 000-54899)
(2)	Incorporated by reference to Form 10-Q filed by GMS Finance on July 31, 2013 (File No. 814-00995)
(3)	Incorporated by reference to Form 10-12G filed by GMS Finance on February 11, 2013 (File No. 000-54899)
(4)	Incorporated by reference to Form 10-Q filed by GMS Finance on May 9, 2014 (File No. 814-00995)
(5)	Incorporated by reference to Form 10-Q filed by GMS Finance on August 13, 2014 (File No. 814-00995)
(6)	Incorporated by reference to Form 10-K filed by GMS Finance on March 27, 2015 (File No. 814-00995)
(7)	Incorporated by reference to Form 10-Q filed by GMS Finance on August 12, 2015 (File No. 814-00995)
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARLYLE GMS FINANCE, INC.

Dated: March 11, 2016	By:	/s/ Michael Hart
Michael Hart
Director and President (principal executive officer)

Dated: March 11, 2016	By:	/s/ Venugopal Rathi
Venugopal Rathi
Chief Financial Officer (principal financial and accounting officer)

Dated: March 11, 2016	By:	/s/ Michael J. Petrick
Michael J. Petrick
Chairman of the Board of Directors

Dated: March 11, 2016	By:	/s/ Nigel D.T. Andrews
Nigel D.T. Andrews
Director

Dated: March 11, 2016	By:	/s/ William P. Hendry
William P. Hendry
Director

Dated: March 11, 2016	By:	/s/ Eliot P.S. Merrill
Eliot P.S. Merrill
Director

Dated: March 11, 2016	By:	/s/ John G. Nestor
John G. Nestor
Director

Dated: March 11, 2016	By:	/s/ Michael L. Rankowitz
Michael L. Rankowitz
Director