Form 10-Q
period 2016-03-31
Carlyle GMS Finance, Inc.
filed 2016-05-09
CIK 1544206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 9, 2016
Common stock, $0.01 par value	34,856,996

CARLYLE GMS FINANCE, INC.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(dollar amounts in thousands, except per share data)

	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
Investments, at fair value
Investments—non-controlled/non-affiliated, at fair value (amortized cost of $1,182,885 and $1,079,720, respectively)	$1,144,740	$1,052,666
Investments—controlled/affiliated, at fair value (amortized cost of $1 and $0, respectively)	1	—

Total investments, at fair value (amortized cost of $1,182,886 and $1,079,720, respectively)	1,144,741	1,052,666
Cash and cash equivalents	31,571	41,837
Receivable for investment sold	—	1,987
Deferred financing costs	3,665	3,877
Interest receivable	3,198	3,279
Prepaid expenses and other assets	16	386

Total assets	$1,183,191	$1,104,032

LIABILITIES
Payable for investments purchased	$18,258	$—
Secured borrowings (Note 6)	279,313	234,313
2015-1 Notes payable, net of unamortized debt issuance costs of $2,305 and $2,356, respectively (Note 7)	270,695	270,644
Due to Investment Adviser	68	189
Interest and credit facility fees payable (Note 6 and 7)	3,015	2,577
Dividend payable (Note 9)	13,337	18,284
Base management and incentive fees payable (Note 4)	8,440	5,277
Administrative service fees payable (Note 4)	147	97
Other accrued expenses and liabilities	1,163	925

Total liabilities	594,436	532,306

Commitments and contingencies (Notes 8 and 11)
NET ASSETS
Common stock, $0.01 par value; 200,000,000 shares authorized; 33,343,149 shares and 31,524,083 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	333	315
Paid-in capital in excess of par value	647,000	613,944
Offering costs	(74)	(74)
Accumulated net investment income (loss), net of cumulative dividends of $79,188 and $65,851 at March 31, 2016 and December 31, 2015, respectively	(14,371)	(12,994)
Accumulated net realized gain (loss)	(5,988)	(2,411)
Accumulated net unrealized appreciation (depreciation)	(38,145)	(27,054)

Total net assets	$588,755	$571,726

NET ASSETS PER SHARE	$17.66	$18.14

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollar amounts in thousands, except per share data)

(unaudited)

	For the three month periods ended
	March 31, 2016	March 31, 2015
Investment income:
Interest income from non-controlled/non-affiliated investments	$22,111	$12,617
Other income from non-controlled/non-affiliated investments	999	362

Total investment income	23,110	12,979

Expenses:
Base management fees (Note 4)	4,140	2,723
Incentive fees (Note 4)	2,990	1,620
Professional fees	431	384
Administrative service fees (Note 4)	148	112
Interest expense (Note 6 and 7)	3,599	1,780
Credit facility fees (Note 6)	599	428
Directors’ fees and expenses	120	101
Other general and administrative	503	259

Total expenses	12,530	7,407
Waiver of base management fees (Note 4)	1,380	908

Net expenses	11,150	6,499

Net investment income (loss)	11,960	6,480
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments:
Net realized gain (loss) on investments—non-controlled/non-affiliated	(3,577)	(264)
Net change in unrealized appreciation (depreciation) on investments—non-controlled/non-affiliated	(11,091)	3,572

Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	(14,668)	3,308

Net increase (decrease) in net assets resulting from operations	$(2,708)	$9,788

Basic and diluted earnings per common share (Note 9)	$(0.08)	$0.50

Weighted-average shares of common stock outstanding—Basic and Diluted (Note 9)	31,945,959	19,577,942

Dividends declared per common share (Note 9)	$0.40	$0.37

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(dollar amounts in thousands)

(unaudited)

	For the three month periods ended
	March 31, 2016	March 31, 2015
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$11,960	$6,480
Net realized gain (loss) on investments—non-controlled/non-affiliated	(3,577)	(264)
Net change in unrealized appreciation (depreciation) on investments—non-controlled/non-affiliated	(11,091)	3,572

Net increase (decrease) in net assets resulting from operations	(2,708)	9,788

Capital transactions:
Common stock issued	33,000	63,005
Reinvestment of dividends	74	20
Dividends declared (Note 12)	(13,337)	(7,833)

Net increase (decrease) in net assets resulting from capital share transactions	19,737	55,192

Net increase (decrease) in net assets	17,029	64,980

Net assets at beginning of period	571,726	338,257

Net assets at end of period	$588,755	$403,237

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollar amounts in thousands)

(unaudited)

	For the three month periods ended
	March 31, 2016	March 31, 2015
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(2,708)	$9,788
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	264	232
Net accretion of discount on securities	(611)	(329)
Net realized (gain) loss on investments—non-controlled/non-affiliated	3,577	264
Net change in unrealized (appreciation) depreciation on investments—non- controlled/non-affiliated	11,091	(3,572)
Cost of investments purchased and change in payable for investments purchased	(114,034)	(134,065)
Proceeds from sales and repayments of investments and change in receivable for investments sold	28,146	17,596
Changes in operating assets:
Interest receivable	81	2,290
Prepaid expenses and other assets	370	147
Changes in operating liabilities:
Due to Investment Adviser	(121)	42
Interest and credit facility fees payable	438	268
Base management and incentive fees payable	3,163	(2,627)
Administrative service fees payable	50	(39)
Other accrued expenses and liabilities	238	146

Net cash provided by (used in) operating activities	(70,056)	(109,859)

Cash flows from financing activities:
Proceeds from issuance of common stock	33,000	63,005
Borrowings on Revolving Credit Facility and Facility	111,000	105,699
Repayments of Facility	(66,000)	(51,000)
Dividends paid in cash	(18,210)	(6,256)

Net cash provided by (used in) financing activities	59,790	111,448

Net increase (decrease) in cash and cash equivalents	(10,266)	1,589
Cash and cash equivalents, beginning of period	41,837	8,754

Cash and cash equivalents, end of period	$31,571	$10,343

Supplemental disclosures:
Interest paid during the period	$3,227	$1,450
Dividends declared during the period	$13,337	$7,833
Reinvestment of dividends	$74	$20

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of March 31, 2016

(dollar amounts in thousands)

(unaudited)

Investments—non-controlled/non-affiliated (1)	Industry	Interest Rate	Maturity Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
First Lien Debt (77.20%)
Access CIG, LLC (2) (3) (4) (13)	Business Services	6.00%	10/17/2021	$18,476	$18,346	$18,226	3.10%
AF Borrower LLC (Accuvant) (2) (3) (4) (13)	High Tech Industries	6.25	1/28/2022	16,236	16,022	16,012	2.72
Alpha Packaging Holdings, Inc. (2) (3) (4) (13)	Containers, Packaging & Glass	5.25	5/12/2020	11,409	11,399	11,193	1.90
Anaren, Inc. (2) (3) (4) (13)	Telecommunications	5.50	2/18/2021	10,953	10,873	10,721	1.82
APX Group, Inc. (5) (8)	Consumer Services	6.38	12/1/2019	10,000	9,762	10,030	1.70
Audax AAMP Holdings Inc. (2) (3) (4) (13)	Durable Consumer Goods	6.50	6/24/2017	10,875	10,816	10,698	1.82
BAART Programs, Inc. (2) (4)	Healthcare & Pharmaceuticals	8.38	10/9/2021	7,462	7,405	7,521	1.28
Blue Bird Body Company (2) (3) (4) (8) (13)	Transportation: Consumer	6.50	6/27/2020	9,350	8,992	9,062	1.54
Brooks Equipment Company, LLC (2) (3) (4) (13)	Construction & Building	6.00	8/29/2020	7,062	7,016	6,925	1.18
Capstone Logistics Acquisition, Inc. (2) (3) (4) (13)	Transportation: Cargo	5.50	10/7/2021	19,750	19,589	19,330	3.28
Captive Resources Midco, LLC (2) (3) (4) (5) (9) (13)	Banking, Finance, Insurance & Real Estate	6.75	6/30/2020	29,275	28,839	28,819	4.90
Castle Management Borrower LLC (Highgate Hotels L.P.) (2) (3) (4) (13)	Hotel, Gaming & Leisure	5.50	9/18/2020	9,853	9,785	9,530	1.62
Central Security Group, Inc. (2) (3) (4) (5) (13)	Consumer Services	6.63	10/6/2020	28,877	28,460	28,940	4.92
Colony Hardware Corporation (2) (3) (4) (13) (21)	Construction & Building	7.00	10/23/2021	12,968	12,704	12,865	2.19
CRCI Holdings Inc. (CLEAResult Consulting, Inc.) (2) (3) (4) (13)	Utilities: Electric	5.25	7/10/2019	5,895	5,878	5,761	0.98
Dent Wizard International Corporation (2) (3) (4) (13)	Automotive	5.75	4/7/2020	7,661	7,629	7,540	1.28
Dimensional Dental Management, LLC (2) (3) (5) (12) (15)	Healthcare & Pharmaceuticals	8.00	2/12/2021	18,000	17,548	17,664	3.00
Emerging Markets Communications, LLC (2) (3) (4) (13)	Telecommunications	6.75	7/1/2021	17,865	16,244	16,525	2.81
EP Minerals, LLC (2) (3) (4) (13)	Metals & Mining	5.50	8/20/2020	10,342	10,305	10,140	1.72
FCX Holdings Corp. (2) (3) (4) (13)	Capital Equipment	5.50	8/4/2020	10,021	10,016	9,793	1.66
Genex Holdings, Inc. (2) (3) (13)	Banking, Finance, Insurance & Real Estate	5.25	5/30/2021	4,232	4,217	4,090	0.69
Green Energy Partners/Stonewall LLC (2) (3) (5) (13)	Energy: Electricity	6.50	11/13/2021	16,600	16,460	16,498	2.80
Hummel Station LLC (2) (3) (5) (13)	Energy: Electricity	7.00	10/27/2022	21,000	20,223	20,780	3.53
Imagine! Print Solutions, LLC (2) (3) (4) (5)	Media: Advertising, Printing & Publishing	7.00	3/30/2022	18,600	18,321	18,786	3.19
Imperial Bag & Paper Co. LLC (2) (3) (4) (5)	Forest Products & Paper	7.00	1/7/2022	21,384	21,085	21,382	3.63
Indra Holdings Corp. (Totes Isotoner) (2) (3) (5) (13)	Non-durable Consumer Goods	5.25	5/1/2021	14,285	14,178	13,264	2.25
International Medical Group, Inc. (2) (3) (5) (12)	Banking, Finance, Insurance & Real Estate	5.75	10/30/2020	30,000	29,437	29,703	5.05
Jackson Hewitt Inc. (2) (3) (4) (13)	Retail	8.00	7/30/2020	14,800	14,538	14,612	2.48

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of March 31, 2016

(dollar amounts in thousands)

(unaudited)

Investments—non-controlled/non-affiliated (1)	Industry	Interest Rate	Maturity Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
First Lien Debt (77.20%) (continued)
Jensen Hughes, Inc. (2) (3) (5) (20)	Construction & Building	6.00%	12/4/2021	$14,900	$14,711	$14,474	2.46%
Language Line, LLC (2) (3) (4) (13)	Telecommunications	6.50	7/7/2021	23,365	23,157	23,189	3.94
Miller Heiman, Inc. (2) (3) (4) (13)	Business Services	7.00	9/30/2019	19,016	18,910	14,368	2.44
Ministry Brands, LLC (2) (3) (5) (10) (18)	High Tech Industries	8.00	11/20/2021	994	972	960	0.16
Ministry Brands, LLC (2) (3) (5) (12) (19)	High Tech Industries	8.00	11/20/2021	25,374	24,975	25,069	4.26
MSX International, Inc. (2) (3) (4) (13)	Automotive	6.00	8/21/2020	9,499	9,427	9,285	1.58
National Technical Systems, Inc. (2) (3) (4) (5) (13) (14)	Aerospace & Defense	7.00	6/12/2021	25,870	25,557	24,740	4.20
NES Global Talent Finance US LLC (United Kingdom) (2) (3) (4) (8) (13)	Energy: Oil & Gas	6.50	10/3/2019	11,719	11,569	10,873	1.85
Paradigm Acquisition Corp. (2) (3) (4) (5) (13)	Business Services	6.00	6/2/2022	23,423	23,106	22,964	3.90
Pelican Products, Inc. (2) (3) (4) (13)	Containers, Packaging & Glass	5.25	4/11/2020	7,643	7,657	6,815	1.16
Plano Molding Company, LLC (2) (3) (4) (5) (13)	Hotel, Gaming & Leisure	7.00	5/12/2021	22,431	22,245	21,726	3.69
Product Quest Manufacturing, LLC (2) (3) (4) (5) (12)	Containers, Packaging & Glass	6.75	9/9/2020	28,000	27,498	27,294	4.64
Prowler Acquisition Corp. (Pipeline Supply and Service, LLC) (2) (3) (4)	Wholesale	5.50	1/28/2020	10,883	10,812	7,952	1.35
PSC Industrial Holdings Corp (2) (3) (4) (13)	Environmental Industries	5.75	12/5/2020	11,850	11,756	11,526	1.96
PSI Services LLC (2) (3) (4) (5) (12)	Business Services	8.00	2/27/2021	27,927	27,272	27,485	4.67
SolAero Technologies Corp. (2) (3) (4)	Telecommunications	5.75	12/10/2020	10,827	10,748	10,487	1.78
SolAero Technologies Corp. (2) (3) (13)	Telecommunications	6.25	12/10/2020	9,104	9,026	8,860	1.50
Synarc-Biocore Holdings, LLC (2) (3) (4) (13)	Healthcare & Pharmaceuticals	5.50	3/10/2021	13,230	13,133	12,684	2.15
TASC, Inc. (2) (3) (4) (8) (13)	Aerospace & Defense	7.00	5/23/2020	18,301	17,694	18,152	3.08
Teaching Strategies, LLC (2) (3) (4) (13)	Media: Advertising, Printing & Publishing	6.13	10/1/2019	13,858	13,812	13,741	2.33
The Hilb Group, LLC (2) (3) (5) (12) (13)	Banking, Finance, Insurance & Real Estate	6.75	6/24/2021	33,492	32,831	33,361	5.67
The Hygenic Corporation (Performance Health) (2) (3) (4) (13)	Non-durable Consumer Goods	6.00	10/11/2020	15,880	15,689	15,388	2.61
The SI Organization, Inc. (2) (3) (4) (13)	Aerospace & Defense	5.75	11/23/2019	8,756	8,697	8,709	1.48
The Topps Company, Inc. (2) (3) (4) (13)	Non-durable Consumer Goods	7.25	10/2/2018	11,366	11,369	11,366	1.93
TruckPro, LLC (2) (3) (4) (13)	Automotive	6.00	8/6/2018	9,585	9,553	9,416	1.60
U.S. Farathane, LLC (2) (3) (4) (13)	Automotive	6.75	12/23/2021	15,620	15,350	15,476	2.63
Vetcor Professional Practices, LLC (2) (3) (4) (5) (13) (16)	Consumer Services	7.00	4/20/2021	11,869	11,694	11,796	2.00
Violin Finco S.A.R.L. (Alexander Mann Solutions)
(United Kingdom) (2) (3) (4) (8) (13)	Business Services	5.75	12/20/2019	11,221	11,150	11,212	1.90
Vistage Worldwide Inc. (2) (3) (4) (13)	Business Services	6.50	8/19/2021	29,625	29,354	29,311	4.98
Vitera Healthcare Solutions, LLC (2) (3) (4) (13)	Healthcare & Pharmaceuticals	6.00	11/4/2020	9,413	9,348	9,152	1.55
Zest Holdings, LLC (2) (3) (4) (13)	Durable Consumer Goods	5.25	8/16/2020	9,530	9,530	9,459	1.61

First Lien Debt Total					$894,689	$883,700	150.10%

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of March 31, 2016

(dollar amounts in thousands)

(unaudited)

Investments—non-controlled/non-affiliated (1)	Industry	Interest Rate	Maturity Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
Second Lien Debt (19.91%)
AF Borrower LLC (Accuvant) (2) (3) (5)	High Tech Industries	10.00%	1/30/2023	$8,000	$7,929	$7,360	1.25%
AIM Group USA Inc. (2) (3) (5)	Aerospace & Defense	10.00	8/2/2022	23,000	22,673	21,590	3.67
Allied Security Holdings LLC (2) (3) (5) (13)	Business Services	8.00	8/13/2021	8,000	7,950	7,380	1.25
AmeriLife Group, LLC (2) (3) (5)	Banking, Finance, Insurance & Real Estate	9.75	1/10/2023	20,000	19,629	19,060	3.24
Argon Medical Devices, Inc. (2) (3) (4) (5)	Healthcare & Pharmaceuticals	10.50	6/23/2022	24,000	23,311	23,191	3.94
Berlin Packaging L.L.C. (2) (3) (5) (13)	Containers, Packaging & Glass	7.75	10/1/2022	9,200	9,140	8,200	1.39
Charter NEX US Holdings, Inc. (2) (3) (5) (13)	Chemicals, Plastics & Rubber	9.25	2/5/2023	10,000	9,867	9,444	1.60
Confie Seguros Holding II Co. (2) (3) (5)	Banking, Finance, Insurance & Real Estate	10.25	5/8/2019	12,000	11,902	11,589	1.97
Creganna Finance (US) LLC (Ireland) (2) (3) (5) (8)	Healthcare & Pharmaceuticals	10.50	6/1/2022	9,900	9,816	9,999	1.70
DiversiTech Corporation (2) (3) (5) (13)	Capital Equipment	10.50	11/19/2022	8,400	8,296	8,084	1.37
Drew Marine Group Inc. (2) (3) 4) (5)	Chemicals, Plastics & Rubber	8.00	5/19/2021	12,500	12,479	11,706	1.99
Genex Holdings, Inc. (2) (3) (5)	Banking, Finance, Insurance & Real Estate	8.75	5/30/2022	7,990	7,908	7,389	1.26
Genoa, a QoL Healthcare Company, LLC (2) (3) (5) (13)	Retail	8.75	4/28/2023	9,900	9,809	9,507	1.61
Institutional Shareholder Services Inc. (2) (3) (5) (13)	Banking, Finance, Insurance & Real Estate	8.50	4/30/2022	12,500	12,399	11,968	2.03
Jazz Acquisition, Inc. (Wencor) (2) (3) (5) (13)	Aerospace & Defense	7.75	6/19/2022	6,700	6,674	5,471	0.93
Landslide Holdings, Inc. (LANDesk Software) (2) (3) (13)	Software	8.25	2/25/2021	3,500	3,480	3,121	0.53
MRI Software, LLC (2) (3) (5)	Software	9.00	6/23/2022	11,250	11,097	10,659	1.81
Phillips-Medisize Corporation (2) (3) (5) (13)	Chemicals, Plastics & Rubber	8.25	6/16/2022	5,000	4,960	4,445	0.76
Power Stop, LLC (5) (17)	Automotive	11.00	5/29/2022	10,000	9,817	9,987	1.70
Prime Security Services Borrower, LLC (Protection One, Inc.) (2) (3) (5)	Consumer Services	9.75	7/1/2022	6,700	6,610	6,259	1.06
Prowler Acquisition Corp. (Pipeline Supply and Service, LLC) (2) (3) (5)	Wholesale	9.50	7/28/2020	3,000	2,955	1,412	0.24
Systems Maintenance Services Holding, Inc. (2) (3) (4)	High Tech Industries	9.25	10/18/2020	6,000	5,960	5,831	0.99
TASC, Inc. (5) (8)	Aerospace & Defense	12.00	5/23/2021	6,000	5,895	5,695	0.97
Vitera Healthcare Solutions, LLC (2) (3) (4)	Healthcare & Pharmaceuticals	9.25	11/4/2021	2,000	1,977	1,787	0.30
Watchfire Enterprises, Inc. (2) (3) (5) (13)	Media: Advertising, Printing & Publishing	9.00	10/2/2021	7,000	6,925	6,756	1.15

Second Lien Debt Total					$239,458	$227,890	38.71%

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of March 31, 2016

(dollar amounts in thousands)

(unaudited)

Investments—non-controlled/non-affiliated (1)	Industry	Maturity Date	Par Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
Structured Finance Obligations (2.65%) (5) (8) (11)
1776 CLO I, Ltd., Subordinated Notes	Structured Finance	5/8/2020	$11,750	$7,721	$1,798	0.31%
Ares XXVIII CLO Ltd., Subordinated Notes	Structured Finance	10/17/2024	7,000	4,095	2,485	0.42
Babson CLO Ltd., 2005-I, Subordinated Notes	Structured Finance	4/15/2019	7,632	333	85	0.01
CIFC Funding 2007-III, Ltd., Income Notes	Structured Finance	7/26/2021	6,500	2,690	2,194	0.37
Clydesdale CLO 2005, Ltd., Subordinated Notes	Structured Finance	12/6/2017	5,750	—	10	0.00
Flagship VII Limited, Subordinated Notes	Structured Finance	1/20/2026	7,000	4,408	2,398	0.41
ING IM CLO 2012-1 LLC, Preferred Shares	Structured Finance	3/14/2022	7,610	4,371	2,930	0.50
ING IM CLO 2012- 1 LLC, Subordinated Notes	Structured Finance	3/14/2022	2,500	1,436	962	0.16
MSIM Peconic Bay, Ltd., Subordinated Notes	Structured Finance	7/20/2019	4,500	1,055	783	0.13
Nautique Funding Ltd., Income Notes	Structured Finance	4/15/2020	5,000	2,639	2,150	0.37
Steele Creek CLO 2014-I, LLC, Subordinated Notes	Structured Finance	8/21/2026	18,000	12,905	10,710	1.82
Venture VI CDO Limited, Preference Shares	Structured Finance	8/3/2020	7,000	3,320	2,870	0.49
Westwood CDO I, Ltd., Subordinated Notes	Structured Finance	3/25/2021	4,000	1,550	980	0.17

Structured Finance Obligations Total				$46,523	$30,355	5.16%

Investments—non-controlled/non-affiliated (1)	Industry	Par Amount	Cost	Fair Value (7)	Percentage of Net Assets
Equity Investments (0.24%) (5)
Power Stop, LLC	Automotive	$7	$715	$859	0.15%
The Hilb Group, LLC	Banking, Finance, Insurance & Real Estate	1,500	1,500	1,936	0.33

Equity Investments Total			$2,215	$2,795	0.48%

Investments—controlled/affiliated	Industry	LLC Interest	Cost	Fair Value (7)	Percentage of Net Assets
Investment Funds (0.00%) (8)
Middle Market Credit Fund, LLC (5) (22)	Investment Funds	$1	$1	$1	0.00%

Investment Funds Total			$1	$1	0.00%

Total Investments			$1,182,886	$1,144,741	194.45%

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of March 31, 2016

(dollar amounts in thousands)

(unaudited)

(1)	Unless otherwise indicated, issuers of debt and equity investments held by Carlyle GMS Finance, Inc. (“GMS Finance” or the “Company”) are domiciled in the United States and issuers of structured finance obligations are domiciled in the Cayman Islands. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of March 31, 2016, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of March 31, 2016, the Company is not an “affiliated person” of any of these portfolio companies.
(2)	Variable rate loans to the portfolio companies and variable rate notes of structured finance obligations bear interest at a rate that may be determined by reference to either LIBOR or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), which generally resets quarterly. For each such loan and note, the Company has provided the interest rate in effect as of March 31, 2016.
(3)	Loan includes interest rate floor feature.
(4)	Denotes that all or a portion of the assets are owned by the Company’s wholly-owned subsidiary, Carlyle GMS Finance SPV LLC (the “Borrower Sub”). The Borrower Sub has entered into a senior secured revolving credit facility (as amended, the “Revolving Credit Facility”). The lenders of the Revolving Credit Facility have a first lien security interest in substantially all of the assets of the Borrower Sub (see Note 6, Borrowings). Accordingly, such assets are not available to creditors of the Company or Carlyle GMS Finance MM CLO 2015-1 LLC (the “2015-1 Issuer”), a wholly-owned and consolidated subsidiary of the Company.
(5)	Denotes that all or a portion of the assets are owned by the Company. The Company has entered into a senior secured revolving credit facility (as amended, the “Facility”). The lenders of the Facility have a first lien security interest in substantially all of the portfolio investments held by the Company (see Note 6, Borrowings). Accordingly, such assets are not available to creditors of the Borrower Sub or the 2015-1 Issuer.
(6)	Amortized cost represents original cost, including origination fees, adjusted for the accretion/amortization of discounts/premiums, as applicable, on debt investments using the effective interest method. Equity tranche collateralized loan obligation (“CLO”) fund investments, which are referred to as “structured finance obligations”, are recorded at amortized cost using the effective interest method.
(7)	Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (see Note 2, Significant Accounting Policies, and Note 3, Fair Value Measurements), pursuant to the Company’s valuation policy.
(8)	The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(9)	Captive Resources Midco, LLC has an undrawn delayed draw term loan of $3,125 par value at LIBOR + 5.75%, 1.00% floor, and an undrawn revolver of $1,875 par value at LIBOR + 5.75%, 1.00% floor. An unused rate of 1.25% and 0.50% is charged on the delayed draw term loan and revolver principal, respectively, while undrawn.
(10)	The Company receives less than the stated interest rate of this loan as a result of an agreement among lenders. Pursuant to the agreement among lenders, this investment represents a “first out” first lien loan, which has first priority ahead of the “last out” first lien loan with respect to principal, interest and other payments.
(11)	As of March 31, 2016, the Company has a greater than 25% but less than 50% equity or subordinated notes ownership interest in certain structured finance obligations. These investments have governing documents that preclude the Company from controlling management of the entity and therefore the Company has determined that the issuer of the investment is not a controlled affiliate or a non-controlled affiliate because the investments are not “voting securities”.
(12)	In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company is entitled to receive additional interest as a result of an agreement among lenders. Pursuant to the agreement among lenders, this investment represents a “last out” first lien loan, which has a secondary priority behind the “first out” first lien loan with respect to principal, interest and other payments.
(13)	Denotes that all or a portion of the assets are owned by the 2015-1 Issuer and secure the notes issued in connection with a $400 million term debt securitization completed by the Company on June 26, 2015 (see Note 7, 2015-1 Notes). Accordingly, such assets are not available to the creditors of the Borrower Sub or the Company.

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of March 31, 2016

(dollar amounts in thousands)

(unaudited)

(14)	National Technical Systems, Inc. has an undrawn delayed draw term loan of $4,469 par value at LIBOR + 6.00%, 1.00% floor, and an undrawn revolver of $2,031 par value at LIBOR + 6.00%, 1.00% floor. An unused rate of 1.00% and 0.50% is charged on the delayed draw term loan and revolver principal, respectively, while undrawn.
(15)	Dimensional Dental Management, LLC has an undrawn delayed last out draw term loan of $2,507 par value at LIBOR + 7.00%, 1.00% floor. An unused rate of 1.00% is charged on the delayed draw term loan principal while undrawn.
(16)	Vetcor Professional Practices LLC has an undrawn delayed draw term loan of $4,860 par value at LIBOR + 6.00%, 1.00% floor. An unused rate of 1.00% is charged on the principal while undrawn.
(17)	Represents a corporate mezzanine loan, which is subordinated to senior secured term loans of the portfolio company.
(18)	Ministry Brands, LLC has an undrawn first out delayed draw term loan of $600 par value at LIBOR + 7.00%, 1.00% floor. An unused rate of 2.00% is charged on the delayed draw term loan principal while undrawn.
(19)	Ministry Brands, LLC has an undrawn last out delayed draw term loan of $1,867 par value at LIBOR + 7.00%, 1.00% floor. An unused rate of 2.00% is charged on the delayed draw term loan principal while undrawn.
(20)	Jensen Hughes, Inc has an undrawn delayed draw term loan of $3,100 par value at LIBOR + 5.00%, 1.00% floor, and an undrawn revolver of $2,000 par value at LIBOR + 5.00%, 1.00% floor. An unused rate of 1.00% is charged on the delayed draw term loan and the revolver principal while undrawn.
(21)	Colony Hardware Corporation has an undrawn delayed draw term loan of $4,200 par value at LIBOR + 6.00%, 1.00% floor. An unused rate of 1.00% is charged on the principal while undrawn.
(22)	Under the Investment Company Act, the Company is deemed to be an “affiliated person” of and “control” this investment fund because the Company owns more than 25% of the investment fund’s outstanding voting securities and/or has the power to exercise control over management or policies of such investment fund. See Note 5, Middle Market Credit Fund, LLC, for more details.

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of March 31, 2016

(dollar amounts in thousands)

(unaudited)

As of March 31, 2016, investments at fair value consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$894,689	$883,700	77.20%
Second Lien Debt	239,458	227,890	19.91
Structured Finance Obligations	46,523	30,355	2.65
Equity Investments	2,215	2,795	0.24
Investment Funds	1	1	0.00

Total	$1,182,886	$1,144,741	100.00%

The industrial composition of investments at fair value as of March 31, 2016 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$87,190	$84,357	7.37%
Automotive	52,491	52,563	4.59
Banking, Finance, Insurance & Real Estate	148,662	147,915	12.92
Business Services	136,088	130,946	11.44
Capital Equipment	18,312	17,877	1.56
Chemicals, Plastics & Rubber	27,306	25,595	2.24
Construction & Building	34,431	34,264	3.00
Consumer Services	56,526	57,025	4.98
Containers, Packaging & Glass	55,694	53,502	4.67
Durable Consumer Goods	20,346	20,157	1.76
Energy: Electricity	36,683	37,278	3.26
Energy: Oil & Gas	11,569	10,873	0.95
Environmental Industries	11,756	11,526	1.01
Forest Products & Paper	21,085	21,382	1.87
Healthcare & Pharmaceuticals	82,538	81,998	7.16
High Tech Industries	55,858	55,232	4.82
Hotel, Gaming & Leisure	32,030	31,256	2.72
Investment Funds	1	1	0.00
Media: Advertising, Printing & Publishing	39,058	39,283	3.43
Metals & Mining	10,305	10,140	0.89
Non-durable Consumer Goods	41,236	40,018	3.50
Retail	24,347	24,119	2.11
Software	14,577	13,780	1.20
Structured Finance	46,523	30,355	2.65
Telecommunications	70,048	69,782	6.10
Transportation: Cargo	19,589	19,330	1.69
Transportation: Consumer	8,992	9,062	0.79
Utilities: Electric	5,878	5,761	0.50
Wholesale	13,767	9,364	0.82

Total	$1,182,886	$1,144,741	100.00%

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of March 31, 2016

(dollar amounts in thousands)

(unaudited)

The geographical composition of investments at fair value as of March 31, 2016 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Cayman Islands	$46,523	$30,355	2.65%
Ireland	9,816	9,999	0.87
United Kingdom	22,719	22,085	1.93
United States	1,103,828	1,082,302	94.55

Total	$1,182,886	$1,144,741	100.00%

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2015

(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)	Industry	Interest Rate	Maturity Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
First Lien Debt (75.53%)
Access CIG, LLC (2) (3) (4) (13)	Business Services	6.00%	10/17/2021	$18,522	$18,388	$18,291	3.20%
AF Borrower LLC (Accuvant) (2) (3) (5) (13)	High Tech Industries	6.25	1/28/2022	16,277	16,055	15,829	2.77
Alpha Packaging Holdings, Inc. (2) (3) (4) (13)	Containers, Packaging & Glass	5.25	5/12/2020	11,409	11,398	11,180	1.96
Anaren, Inc. (2) (3) (4)(13)	Telecommunications	5.50	2/18/2021	10,981	10,898	10,759	1.88
APX Group, Inc. (5) (8)	Consumer Services	6.38	12/1/2019	10,000	9,749	9,575	1.67
Audax AAMP Holdings Inc. (2) (3) (4) (13)	Durable Consumer Goods	6.50	6/24/2017	11,025	10,954	10,885	1.90
BAART Programs, Inc. (2) (4)	Healthcare & Pharmaceuticals	8.07	10/9/2021	7,481	7,422	7,556	1.32
Blue Bird Body Company (2) (3) (4) (8) (13)	Transportation: Consumer	6.50	6/27/2020	9,491	9,110	9,361	1.64
Brooks Equipment Company, LLC (2) (3) (4) (13)	Construction & Building	6.35	8/29/2020	7,209	7,160	7,097	1.24
Capstone Logistics Acquisition, Inc. (2) (3) (4) (13)	Transportation: Cargo	5.50	10/7/2021	19,750	19,582	19,134	3.35
Captive Resources Midco, LLC (2) (3) (4) (5) (9) (13)	Banking, Finance, Insurance & Real Estate	6.75	6/30/2020	29,350	28,890	28,900	5.05
Castle Management Borrower LLC (Highgate Hotels L.P.) (2) (3) (4) (13)	Hotel, Gaming & Leisure	5.50	9/18/2020	9,878	9,807	9,535	1.67
Central Security Group, Inc. (2) (3) (4) (13)	Consumer Services	6.25	10/6/2020	24,750	24,444	23,884	4.18
Colony Hardware Corporation (2) (3) (5) (13)	Construction & Building	7.00	10/23/2021	13,000	12,787	12,861	2.25
CRCI Holdings Inc. (CLEAResult Consulting, Inc.) (2) (3) (4) (13)	Utilities: Electric	5.25	7/10/2019	5,910	5,892	5,704	1.00
Dent Wizard International Corporation (2) (3) (4) (13)	Automotive	5.75	4/7/2020	7,809	7,775	7,591	1.33
Emerging Markets Communications, LLC (2) (3) (4) (13)	Telecommunications	6.75	7/1/2021	17,910	16,225	16,882	2.95
EP Minerals, LLC (2) (3) (4) (13)	Metals & Mining	5.50	8/20/2020	10,369	10,329	10,168	1.78
FCX Holdings Corp. (2) (3) (4) (13)	Capital Equipment	5.50	8/4/2020	10,047	10,041	9,862	1.72
Genex Holdings, Inc. (2) (3) (13)	Banking, Finance, Insurance & Real Estate	5.25	5/30/2021	4,243	4,227	4,164	0.73
Green Energy Partners/Stonewall LLC (2) (3) (5) (13)	Energy: Electricity	6.50	11/13/2021	16,600	16,456	16,354	2.86
Hummel Station LLC (2) (3) (5)	Energy: Electricity	7.00	10/27/2022	21,000	20,174	20,553	3.59
Indra Holdings Corp. (Totes Isotoner) (2) (3) (5) (13)	Non-durable Consumer Goods	5.25	5/1/2021	14,285	14,173	13,818	2.42
International Medical Group, Inc.(2) (3) (5) (12)	Banking, Finance, Insurance & Real Estate	5.75	10/30/2020	30,000	29,415	30,276	5.30
Jackson Hewitt Inc. (2) (3) (4) (13)	Retail	8.00	7/30/2020	14,800	14,526	14,600	2.55
Language Line, LLC (2) (3) (4) (13)	Telecommunications	6.50	7/7/2021	23,896	23,675	23,697	4.14
Miller Heiman, Inc. (2) (3) (4) (13)	Business Services	6.75	9/30/2019	19,094	18,901	16,904	2.96
Ministry Brands, LLC (2) (3) (5) (10) (18)	High Tech Industries	8.00	11/20/2021	936	926	901	0.16
Ministry Brands, LLC (2) (3) (5) (12) (19)	High Tech Industries	8.00	11/20/2021	17,471	17,190	17,371	3.04
MSX International, Inc. (2) (3) (4) (13)	Automotive	6.00	8/21/2020	9,499	9,424	9,218	1.61
National Technical Systems, Inc. (2) (3) (4) (5) (13) (14)	Aerospace & Defense	7.00	6/12/2021	25,935	25,609	24,919	4.36
NES Global Talent Finance US LLC (United Kingdom) (2) (3) (4) (8) (13)	Energy: Oil & Gas	6.50	10/3/2019	11,875	11,715	11,327	1.98

CARLYLE GMS FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of December 31, 2015

(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)	Industry	Interest Rate	Maturity Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
First Lien Debt (75.53%) (continued)
Paradigm Acquisition Corp. (2) (3) (5) (13)	Business Services	6.00%	6/2/2022	$23,482	$23,154	$22,984	4.02%
Pelican Products, Inc. (2) (3) (4) (13)	Containers, Packaging & Glass	5.25	4/11/2020	7,817	7,832	7,444	1.30
Plano Molding Company, LLC (2) (3) (5) (13)	Hotel, Gaming & Leisure	7.00	5/12/2021	22,487	22,294	21,779	3.81
Product Quest Manufacturing, LLC (2) (3) (4) (5) (12)	Containers, Packaging & Glass	6.75	9/9/2020	28,000	27,477	27,810	4.86
Prowler Acquisition Corp. (Pipeline Supply and Service, LLC) (2) (3) (4)	Wholesale	5.50	1/28/2020	10,911	10,836	9,736	1.70
PSC Industrial Holdings Corp (2) (3) (4) (13)	Environmental Industries	5.75	12/5/2020	11,880	11,782	11,622	2.03
PSI Services LLC (2) (3) (4) (5) (12)	Business Services	8.00	2/27/2021	23,471	22,885	23,933	4.19
SolAero Technologies Corp. (2) (3) (4)	Telecommunications	5.75	12/10/2020	10,827	10,744	10,511	1.84
SolAero Technologies Corp. (2) (3) (13)	Telecommunications	6.25	12/10/2020	9,104	9,023	8,887	1.55
Synarc-Biocore Holdings, LLC (2) (3) (4) (13)	Healthcare & Pharmaceuticals	5.50	3/10/2021	13,264	13,162	12,599	2.20
Systems Maintenance Services Holding, Inc. (2) (3) (13)	High Tech Industries	5.00	10/18/2019	2,193	2,187	2,155	0.38
TASC, Inc. (2) (3) (4) (8) (13)	Aerospace & Defense	7.00	5/23/2020	18,351	17,713	17,916	3.13
Teaching Strategies, LLC (2) (3) (4) (13)	Media: Advertising, Printing & Publishing	6.00	10/1/2019	13,953	13,904	13,844	2.42
The Hilb Group, LLC (2) (3) (5) (12) (13) (15)	Banking, Finance, Insurance & Real Estate	6.75	6/24/2021	23,458	22,850	23,555	4.12
The Hygenic Corporation (Performance Health) (2) (3) (4) (13)	Non-durable Consumer Goods	6.00	10/11/2020	15,920	15,721	15,368	2.69
The SI Organization, Inc. (2) (3) (4) (13)	Aerospace & Defense	5.75	11/23/2019	8,778	8,716	8,724	1.53
The Topps Company, Inc. (2) (3) (4) (13)	Non-durable Consumer Goods	7.25	10/2/2018	11,395	11,326	11,395	1.99
TruckPro, LLC (2) (3) (4) (13)	Automotive	6.00	8/6/2018	9,683	9,648	9,546	1.67
U.S. Farathane, LLC (2) (3) (4) (13)	Automotive	6.75	12/23/2021	15,818	15,535	15,586	2.73
Vetcor Professional Practices, LLC (2) (3) (4) (5) (13) (16)	Consumer Services	7.00	4/20/2021	11,085	10,983	11,034	1.93
Violin Finco S.A.R.L. (Alexander Mann Solutions)
(United Kingdom) (2) (3) (4) (8) (13)	Business Services	5.75	12/20/2019	11,252	11,176	11,241	1.97
Vistage Worldwide Inc. (2) (3) (4) (13)	Business Services	6.50	8/19/2021	29,813	29,529	29,505	5.16
Vitera Healthcare Solutions, LLC (2) (3) (4) (13)	Healthcare & Pharmaceuticals	6.00	11/4/2020	9,437	9,369	9,107	1.59
Zest Holdings, LLC (2) (3) (4) (13)	Durable Consumer Goods	5.00	8/16/2020	9,694	9,694	9,597	1.69

First Lien Debt Total					$800,857	$795,034	139.06%

Second Lien Debt (19.98%)
AF Borrower LLC (Accuvant) (2) (3) (5)	High Tech Industries	10.00%	1/30/2023	$8,000	$7,927	$7,666	1.34%
Allied Security Holdings LLC (2) (3) (5) (13)	Business Services	8.00	8/13/2021	8,000	7,948	7,460	1.30
AmeriLife Group, LLC (2) (3) (5)	Banking, Finance, Insurance & Real Estate	9.75	1/10/2023	20,000	19,619	19,598	3.44
Argon Medical Devices, Inc. (2) (3) (4) (5)	Healthcare & Pharmaceuticals	12.00	6/23/2022	24,000	23,294	23,354	4.09
Berlin Packaging L.L.C. (2) (3) (5) (13)	Containers, Packaging & Glass	7.75	10/1/2022	9,200	9,139	8,694	1.52
Charter NEX US Holdings, Inc. (2) (3) (5) (13)	Chemicals, Plastics & Rubber	9.25	2/5/2023	10,000	9,864	9,459	1.65

CARLYLE GMS FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of December 31, 2015

(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)	Industry	Interest Rate	Maturity Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
Second Lien Debt (19.98%) (continued)
Confie Seguros Holding II Co. (2) (3) (5)	Banking, Finance, Insurance & Real Estate	10.25%	5/8/2019	$12,000	$11,896	$11,820	2.07%
Creganna Finance (US) LLC (Ireland) (2) (3) (5) (8)	Healthcare & Pharmaceuticals	9.00	6/1/2022	9,900	9,814	9,740	1.70
DiversiTech Corporation (2) (3) (5) (13)	Capital Equipment	9.00	11/19/2022	8,400	8,294	8,131	1.42
Drew Marine Group Inc. (2) (3) 4) (5)	Chemicals, Plastics & Rubber	8.00	5/19/2021	12,500	12,478	11,743	2.05
Genex Holdings, Inc. (2) (3) (5)	Banking, Finance, Insurance & Real Estate	8.75	5/30/2022	7,990	7,906	7,390	1.29
Genoa, a QoL Healthcare Company, LLC (2) (3) (5) (13)	Retail	8.75	4/28/2023	9,900	9,807	9,523	1.67
Institutional Shareholder Services Inc. (2) (3) (5) (13)	Banking, Finance, Insurance & Real Estate	8.50	4/30/2022	12,500	12,397	12,014	2.10
Jazz Acquisition, Inc. (Wencor) (2) (3) (5) (13)	Aerospace & Defense	7.75	6/19/2022	6,700	6,674	5,759	1.01
Landslide Holdings, Inc. (LANDesk Software) (2) (3) (13)	Software	8.25	2/25/2021	3,500	3,480	3,113	0.54
MRI Software, LLC (2) (3) (5)	Software	9.00	6/23/2022	11,250	11,093	10,890	1.91
Phillips-Medisize Corporation (2) (3) (5) (13)	Chemicals, Plastics & Rubber	8.25	6/16/2022	5,000	4,958	4,700	0.82
Power Stop, LLC (5) (17)	Automotive	11.00	5/29/2022	10,000	9,811	10,080	1.76
Prime Security Services Borrower, LLC (Protection One, Inc.) (2) (3) (5)	Consumer Services	9.75	7/1/2022	6,700	6,607	6,271	1.10
Prowler Acquisition Corp. (Pipeline Supply and Service, LLC) (2) (3) (5)	Wholesale	9.50	7/28/2020	3,000	2,953	2,493	0.44
Systems Maintenance Services Holding, Inc. (2) (3) (4)	High Tech Industries	9.25	10/18/2020	6,000	5,959	5,860	1.02
TASC, Inc. (5) (8)	Aerospace & Defense	12.00	5/23/2021	6,000	5,891	6,075	1.06
Vitera Healthcare Solutions, LLC (2) (3) (4) (13)	Healthcare & Pharmaceuticals	9.25	11/4/2021	2,000	1,976	1,784	0.31
Watchfire Enterprises, Inc. (2) (3) (5) (13)	Media: Advertising, Printing & Publishing	9.00	10/2/2021	7,000	6,923	6,779	1.19

Second Lien Debt Total					$216,708	$210,396	36.80%

CARLYLE GMS FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of December 31, 2015

(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)	Industry	Maturity Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
Structured Finance Obligations (4.26%) (5) (8) (11)
1776 CLO I, Ltd., Subordinated Notes	Structured Finance	5/8/2020	$11,750	$8,079	$3,347	0.59%
AIMCO CLO, Series 2014-A, Class F, 5.47% (2)	Structured Finance	7/20/2026	2,700	2,369	1,701	0.30
AIMCO CLO, Series 2014-A, Subordinated Notes	Structured Finance	7/20/2026	11,500	8,369	5,779	1.00
Ares XXVIII CLO Ltd., Subordinated Notes	Structured Finance	10/17/2024	7,000	4,416	3,255	0.57
Babson CLO Ltd. 2005-I, Subordinated Notes	Structured Finance	4/15/2019	7,632	333	86	0.02
CIFC Funding 2007-III, Ltd., Income Notes	Structured Finance	7/26/2021	6,500	2,902	2,453	0.43
Clydesdale CLO 2005, Ltd., Subordinated Notes	Structured Finance	12/6/2017	5,750	—	11	0.00
Flagship VII Limited, Subordinated Notes	Structured Finance	1/20/2026	7,000	4,781	3,184	0.56
ING IM CLO 2012-1 LLC, Preferred Shares	Structured Finance	3/14/2022	7,610	4,637	3,789	0.66
ING IM CLO 2012- 1 LLC, Subordinated Notes	Structured Finance	3/14/2022	2,500	1,523	1,245	0.22
MSIM Peconic Bay, Ltd., Subordinated Notes	Structured Finance	7/20/2019	4,500	1,112	923	0.16
Nautique Funding Ltd., Income Notes	Structured Finance	4/15/2020	5,000	2,760	2,275	0.40
Steele Creek CLO 2014-I, LLC, Subordinated Notes	Structured Finance	8/21/2026	18,000	13,453	12,241	2.14
Venture VI CDO Limited, Preference Shares	Structured Finance	8/3/2020	7,000	3,488	3,203	0.56
Westwood CDO I, Ltd., Subordinated Notes	Structured Finance	3/25/2021	4,000	1,718	1,320	0.23

Structured Finance Obligations Total				$59,940	$44,812	7.84%

Investments—non-controlled/non-affiliated (1)	Industry	Par/ Principal Amount	Cost	Fair Value (7)	Percentage of Net Assets
Equity Investments (0.23%) (5)
Power Stop, LLC	Automotive	$7	$715	$788	0.14%
The Hilb Group, LLC	Banking, Finance, Insurance & Real Estate	1,500	1,500	1,636	0.28

Equity Investments Total			$2,215	$2,424	0.42%

Total Investments—non-controlled/non-affiliated			$1,079,720	$1,052,666	184.12%

(1)	Unless otherwise indicated, issuers of debt and equity investments held by GMS Finance are domiciled in the United States and issuers of structured finance obligations are domiciled in the Cayman Islands. Under the Investment Company Act, the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of December 31, 2015, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2015, the Company is not an “affiliated person” of any of these portfolio companies.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of December 31, 2015

(dollar amounts in thousands)

(2)	Variable rate loans to the portfolio companies and variable rate notes of structured finance obligations bear interest at a rate that may be determined by reference to either LIBOR or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), which generally resets quarterly. For each such loan and note, the Company has provided the interest rate in effect as of December 31, 2015.
(3)	Loan includes interest rate floor feature.
(4)	Denotes that all or a portion of the assets are owned by the Borrower Sub. The Borrower Sub has entered into the Revolving Credit Facility. The lenders of the Revolving Credit Facility have a first lien security interest in substantially all of the assets of the Borrower Sub (see Note 6, Borrowings). Accordingly, such assets are not available to creditors of the Company or the 2015-1 Issuer.
(5)	Denotes that all or a portion of the assets are owned by the Company. The Company has entered into the Facility. The lenders of the Facility have a first lien security interest in substantially all of the portfolio investments held by the Company (see Note 6, Borrowings). Accordingly, such assets are not available to creditors of the Borrower Sub or the 2015-1 Issuer.
(6)	Amortized cost represents original cost, including origination fees, adjusted for the accretion/amortization of discounts/premiums, as applicable, on debt investments using the effective interest method. Equity tranche CLO fund investments, which are referred to as “structured finance obligations”, are recorded at amortized cost using the effective interest method.
(7)	Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (see Note 2, Significant Accounting Policies, and Note 3, Fair Value Measurements), pursuant to the Company’s valuation policy.
(8)	The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(9)	Captive Resources Midco, LLC has an undrawn delayed draw term loan of $3,125 par value at LIBOR + 5.75%, 1.00% floor, and an undrawn revolver of $1,875 par value at LIBOR + 5.75%, 1.00% floor. An unused rate of 1.25% and 0.50% is charged on the delayed draw term loan and revolver principal, respectively, while undrawn.
(10)	The Company receives less than the stated interest rate of this loan as a result of an agreement among lenders. Pursuant to the agreement among lenders, this investment represents a “first out” first lien loan, which has first priority ahead of the “last out” first lien loan with respect to principal, interest and other payments.
(11)	As of December 31, 2015, the Company has a greater than 25% but less than 50% equity or subordinated notes ownership interest in certain structured finance obligations. These investments have governing documents that preclude the Company from controlling management of the entity and therefore the Company has determined that the issuer of the investment is not a controlled affiliate or a non-controlled affiliate because the investments are not “voting securities”.
(12)	In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company is entitled to receive additional interest as a result of an agreement among lenders. Pursuant to the agreement among lenders, this investment represents a “last out” first lien loan, which has a secondary priority behind the “first out” first lien loan with respect to principal, interest and other payments.
(13)	Denotes that all or a portion of the assets are owned by the 2015-1 Issuer and secure the notes issued in connection with a $400 million term debt securitization completed by the Company on June 26, 2015 (see Note 7, 2015-1 Notes). Accordingly, such assets are not available to the creditors of the Borrower Sub or the Company.
(14)	National Technical Systems, Inc. has an undrawn delayed draw term loan of $4,469 par value at LIBOR + 6.00%, 1.00% floor, and an undrawn revolver of $2,031 par value at LIBOR + 6.00%, 1.00% floor. An unused rate of 1.00% and 0.50% is charged on the delayed draw term loan and revolver principal, respectively, while undrawn.
(15)	The Hilb Group, LLC has an undrawn delayed draw term loan of $10,034 par value at LIBOR + 5.75%, 1.00% floor. An unused rate of 1.00% is charged on the principal while undrawn.
(16)	Vetcor Professional Practices LLC has an undrawn delayed draw term loan of $1,473 par value at LIBOR + 6.00%, 1.00% floor. An unused rate of 1.00% is charged on the principal while undrawn.
(17)	Represents a corporate mezzanine loan, which is subordinated to senior secured term loans of the portfolio company.
(18)	Ministry Brands, LLC has an undrawn first out delayed draw term loan of $64 par value at LIBOR + 7.00%, 1.00% floor. An unused rate of 1.00% is charged on the delayed draw term loan principal while undrawn.
(19)	Ministry Brands, LLC has an undrawn last out delayed draw term loan of $1,530 par value at LIBOR + 7.00%, 1.00% floor. An unused rate of 1.00% is charged on the delayed draw term loan principal while undrawn.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of December 31, 2015

(dollar amounts in thousands)

As of December 31, 2015, investments—non-controlled/non-affiliated at fair value consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$800,857	$795,034	75.53%
Second Lien Debt	216,708	210,396	19.98
Structured Finance Obligations	59,940	44,812	4.26
Equity Investments	2,215	2,424	0.23

Total	$1,079,720	$1,052,666	100.00%

The industrial composition of investments—non-controlled/non-affiliated at fair value as of December 31, 2015 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$64,603	$63,393	6.02%
Automotive	52,908	52,809	5.02
Banking, Finance, Insurance & Real Estate	138,700	139,353	13.24
Business Services	131,981	130,318	12.38
Capital Equipment	18,335	17,993	1.71
Chemicals, Plastics & Rubber	27,300	25,902	2.46
Construction & Building	19,947	19,958	1.90
Consumer Services	51,783	50,764	4.82
Containers, Packaging & Glass	55,846	55,128	5.24
Durable Consumer Goods	20,648	20,482	1.94
Energy: Electricity	36,630	36,907	3.51
Energy: Oil & Gas	11,715	11,327	1.08
Environmental Industries	11,782	11,622	1.10
Healthcare & Pharmaceuticals	65,037	64,140	6.09
High Tech Industries	50,244	49,782	4.73
Hotel, Gaming & Leisure	32,101	31,314	2.97
Media: Advertising, Printing & Publishing	20,827	20,623	1.96
Metals & Mining	10,329	10,168	0.97
Non-durable Consumer Goods	41,220	40,581	3.85
Retail	24,333	24,123	2.29
Software	14,573	14,003	1.33
Structured Finance	59,940	44,812	4.26
Telecommunications	70,565	70,736	6.72
Transportation: Cargo	19,582	19,134	1.82
Transportation: Consumer	9,110	9,361	0.89
Utilities: Electric	5,892	5,704	0.54
Wholesale	13,789	12,229	1.16

Total	$1,079,720	$1,052,666	100.00%

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

CARLYLE GMS FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

As of March 31, 2016

(dollar amounts in thousands, except per share data)

1. ORGANIZATION

Carlyle GMS Finance, Inc. (“GMS Finance” or the “Company”) is a Maryland corporation formed on February 8, 2012, and structured as an externally managed, non-diversified closed-end investment company. GMS Finance has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). GMS Finance has elected to be treated, and intends to continue to comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

On June 26, 2015, the Company completed a $400 million term debt securitization (the “2015-1 Debt Securitization”). The notes offered in the 2015-1 Debt Securitization (the “2015-1 Notes”) were issued by Carlyle GMS Finance MM CLO 2015-1 LLC (the “2015-1 Issuer”), a wholly-owned and consolidated subsidiary of the Company, and are secured by a diversified portfolio of the 2015-1 Issuer consisting primarily of first and second lien senior secured loans. Refer to Note 7 for details. The 2015-1 Issuer is consolidated in these consolidated financial statements commencing from the date of its formation, May 8, 2015.

On February 29, 2016, the Company and Credit Partners USA LLC (“Credit Partners”) entered into an amended and restated limited liability company agreement (the “Limited Liability Company Agreement”) to co-manage Middle Market Credit Fund, LLC (“Credit Fund”). Credit Fund will primarily invest in first lien loans of middle-market companies. Credit Fund is managed by a six-member board of managers, on which the Company and Credit Partners each have equal representation. The Company and Credit Partners each have 50% economic ownership of Credit Fund and have commitments to fund, from time to time, capital of up to $400,000 each. Refer to Note 5, Middle Market Credit Fund, LLC, for details.

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

The interim financial statements have been prepared in accordance with US GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with US GAAP are omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of consolidated financial statements for the interim period presented have been included. These adjustments are of a normal, recurring nature. This Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2015. The results of operations for the three month period ended March 31, 2016 are not necessarily indicative of the operating results to be expected for the full year.

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

Cash and cash equivalents

Cash and cash equivalents consist of demand deposits and highly liquid investments (e.g., money market funds, U.S. treasury notes) with original maturities of three months or less. Cash equivalents are carried at amortized cost, which approximates fair value. The Company’s cash and cash equivalents are held with two large financial institutions and cash held in such financial institutions may, at times, exceed the Federal Deposit Insurance Corporation insured limit.

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

The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. As of March 31, 2016 and December 31, 2015 and for the three month periods ended March 31, 2016 and 2015, no loans in the portfolio contained PIK provisions.

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

Other Income

Other income may include income such as consent, waiver, amendment, and syndication fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive fees for guaranteeing the outstanding debt of a portfolio company. Such fees will be amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in other assets in the accompanying Consolidated Statements of Assets and Liabilities. For the three month periods ended March 31, 2016 and 2015, the Company earned $999 and $362, respectively, in other income.

Non-Accrual Income

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid current and, in management’s judgment, are likely to remain current. Management may not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2016 and December 31, 2015 and for the three month periods ended March 31, 2016 and 2015, no loans in the portfolio were on non-accrual status.

Revolving Credit Facility, Facility and 2015-1 Notes Related Costs, Expenses and Deferred Financing Costs (See Note 6, Borrowings, and Note 7, 2015-1 Notes)

Interest expense and unused commitment fees on the Revolving Credit Facility and Facility are recorded on an accrual basis. Unused commitment fees are included in credit facility fees in the accompanying Consolidated Statements of Operations.

The Revolving Credit Facility and Facility are recorded at carrying value, which approximates fair value.

Deferred financing costs include capitalized expenses related to the closing of the Revolving Credit Facility and Facility. Amortization of deferred financing costs for each credit facility is computed on the straight-line basis over the respective term of each credit facility, except for a portion that was accelerated in connection with the amendment of the Revolving Credit Facility as described in Note 6. The amortization of such costs is included in credit facility fees in the accompanying Consolidated Statements of Operations.

Deferred financing costs also include capitalized expenses including structuring and arrangement fees related to the offering of the 2015-1 Notes. Amortization of deferred financing costs for the 2015-1 Notes is computed on the effective yield method over the term of the 2015-1 Notes. The amortization of such costs is included in interest expense in the accompanying Consolidated Statements of Operations.

The 2015-1 Notes are recorded at carrying value, which approximates fair value.

Organization and Offering Costs

The Company agreed to reimburse the Investment Adviser for initial organization and offering costs incurred on behalf of GMS Finance up to $1,500. As of March 31, 2016 and December 31, 2015, $1,500 of organization and offering costs had been incurred by GMS Finance and $57 of excess organization and offering costs had been incurred by the Investment Adviser since inception. The $1,500 of incurred organization and offering costs are allocated to all stockholders based on their respective capital commitment and are re-allocated amongst all stockholders at the time of each capital drawdown subsequent to the Initial Closing. The Company’s organization costs incurred are expensed and the offering costs are charged against equity when incurred.

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

Recent Accounting Standards Updates

On April 7, 2015, the Financial Accounting Standards Board issued ASU 2015-3, Interest—Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-3”). ASU 2015-3 requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts and premiums. This guidance was effective for the Company on January 1, 2016 and the ASU requires the guidance to be applied on a retrospective basis. The Company adopted this guidance on January 1, 2016 and reclassified $2,356 of debt issuance costs from deferred financing costs to 2015-1 Notes payable in the accompanying Consolidated Statement of Assets and Liabilities as of December 31, 2015.

In May 2015, the Financial Accounting Standards Board issued ASU 2015-7, Fair Value Measurement (Topic 820)—Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (“ASU 2015-7”). ASU 2015-7 provides amended guidance on the disclosures for investments in certain entities that calculate net asset value per share (or its equivalent). The amendments remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. The guidance is effective for the Company on January 1, 2016. The Company adopted the new accounting guidance on January 1, 2016 and presented the fair value disclosures accordingly.

In August 2015, the Financial Accounting Standards Board issued ASU 2015-15, Interest—Imputation of Interest (Sub-topic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with

Line-of-Credit Arrangements (“ASU 2015-15”). ASU 2015-03 does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. In accordance with ASU 2015-15, an entity may defer and present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. This guidance was effective for the Company on January 1, 2016. The Company adopted the new accounting guidance and it did not have a material impact on the Company’s consolidated financial statements.

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

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of March 31, 2016 and December 31, 2015.

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

Investments measured and reported at fair value are classified and disclosed based on the observability of inputs used in determination of fair values, as follows:

•	Level I—inputs to the valuation methodology are quoted prices available in active markets for identical investments as of the reporting date. The types of financial instruments in Level I generally include unrestricted securities, including equities and derivatives, listed in active markets. The Company does not adjust the quoted price for these investments, even in situations where the Company holds a large position and a sale could reasonably impact the quoted price.

•	Level II—inputs to the valuation methodology are either directly or indirectly observable as of the reporting date and are those other than quoted prices in active markets. The type of financial instruments in this category generally includes less liquid and restricted securities listed in active markets, securities traded in other than active markets, government and agency securities, and certain over-the-counter derivatives where the fair value is based on observable inputs.

•	Level III—inputs to the valuation methodology are unobservable and significant to overall fair value measurement. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments that are in this category generally include investments in privately-held entities, CLOs, and certain over-the-counter derivatives where the fair value is based on unobservable inputs.

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

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the three month periods ended March 31, 2016 and 2015, there were no transfers between levels.

The following tables summarize the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of March 31, 2016 and December 31, 2015:

	March 31, 2016
	Level I	Level II	Level III	Total
Assets
First Lien Debt	$—	$10,030	$873,670	$883,700
Second Lien Debt	—	—	227,890	227,890
Structured Finance Obligations	—	—	30,355	30,355
Equity Investments	—	—	2,795	2,795

Subtotal	$—	$10,030	$1,134,710	$1,144,740

Investments measured at net asset value (1)				1

Total				$1,144,741

	December 31, 2015
	Level I	Level II	Level III	Total
Assets
First Lien Debt	$—	$9,575	$785,459	$795,034
Second Lien Debt	—	—	210,396	210,396
Structured Finance Obligations	—	—	44,812	44,812
Equity Investments	—	—	2,424	2,424

Total	$—	$9,575	$1,043,091	$1,052,666

(1)	Amount represents the Company’s investment in Credit Fund, which held cash as of March 31, 2016. The fair value of this investment has been estimated using the net asset value of the Company’s ownership interest in members’ capital.

The changes in the Company’s investments at fair value for which the Company has used Level III inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level III investments still held are as follows:

		Financial Assets For the three month period ended March 31, 2016
	First Lien Debt	Second Lien Debt	Structured Finance Obligations	Equity Investments	Total
Balance, beginning of period	$785,459	$210,396	$44,812	$2,424	$1,043,091
Purchases	98,802	33,488	—	—	132,290
Sales	(2,193)	(10,835)	(9,805)	—	(22,833)
Paydowns	(3,326)	—	—	—	(3,326)
Accretion of discount	532	97	(31)	—	598
Net realized gains (losses)	4	—	(3,581)	—	(3,577)
Net change in unrealized appreciation (depreciation)	(5,608)	(5,256)	(1,040)	371	(11,533)

Balance, end of period	$873,670	$227,890	$30,355	$2,795	$1,134,710

Net change in unrealized appreciation (depreciation) included in earnings related to investments still held as of March 31, 2016 included in net change in unrealized appreciation (depreciation) on investments non-controlled/non-affiliated on the Consolidated Statements of Operations	$(5,602)	$(5,256)	$(4,298)	$371	$(14,785)

	Financial Assets For the three month period ended March 31, 2015
	First Lien Debt	Second Lien Debt	Structured Finance Obligations	Total
Balance, beginning of period	$505,212	$107,874	$76,001	$689,087
Purchases	86,297	9,853	7,819	103,969
Sales	—	—	(3,311)	(3,311)
Paydowns	(12,348)	—	(1,937)	(14,285)
Accretion of discount	277	25	5	307
Net realized gain (loss)	2	—	(266)	(264)
Net change in unrealized appreciation (depreciation)	2,953	446	(180)	3,219

Balance, end of period	$582,393	$118,198	$78,131	$778,722

Net change in unrealized appreciation (depreciation) included in earnings related to investments still held as of March 31, 2015 included in net change in unrealized appreciation (depreciation) on investments non-controlled/non-affiliated on the Consolidated Statements of Operations	$3,024	$446	$(446)	$3,024

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

Investments in investment funds are valued using the net asset value of the Company’s ownership interest in the funds.

The following tables summarize the quantitative information related to the significant unobservable inputs for Level III instruments which are carried at fair value as of March 31, 2016 and December 31, 2015:

	Fair Value as of March 31, 2016	Valuation Techniques	Significant Unobservable Inputs	Range		Weighted Average
				Low	High
Investments in First Lien Debt	$742,795	Discounted Cash Flow	Discount Rate	5.64%	15.19%	8.22%
	130,875	Consensus Pricing	Indicative Quotes	75.25	99.25	94.74

Total First Lien Debt	873,670

Investments in Second Lien Debt	201,739	Discounted Cash Flow	Discount Rate	9.59%	13.75%	11.07%
	24,739	Consensus Pricing	Indicative Quotes	92.00	101.00	95.71
	1,412	Income Approach	Discount Rate	16.75%	16.75%	16.75%
		Market Approach	Comparable Multiple	7.84x	7.84x	7.84x

Total Second Lien Debt	227,890

Investments in Structured Finance Obligations	30,260	Discounted Cash Flow	Discount Rate	16.60%	18.20%	17.32%
			Default Rate	0.14	1.84	1.48
			Prepayment Rate	13.99	30.00	21.34
			Recovery Rate	69.37	75.00	74.45
	95	Consensus Pricing	Indicative Quotes	0.18	1.12	1.02

Total Structured Finance Obligations	30,355

Investments in Equity	2,795	Income Approach	Discount Rate	8.71%	11.34%	9.52%
		Market Approach	Comparable Multiple	9.85x	11.09x	10.71x

Total Equity Investments	2,795

Total Level III Investments	$1,134,710

	Fair Value as of December 31, 2015	Valuation Techniques	Significant Unobservable Inputs	Range		Weighted Average
				Low	High
Investments in First Lien Debt	$618,172	Discounted Cash Flow	Discount Rate	5.57%	13.37%	8.19%
	167,287	Consensus Pricing	Indicative Quotes	96.50	99.38	97.97

Total First Lien Debt	785,459

Investments in Second Lien Debt	161,907	Discounted Cash Flow	Discount Rate	9.37%	15.44%	10.56%
	48,489	Consensus Pricing	Indicative Quotes	93.25	101.25	96.86

Total Second Lien Debt	210,396

Investments in Structured Finance Obligations	43,016	Discounted Cash Flow	Discount Rate	13.00%	17.50%	14.05%
			Default Rate	0.19	1.56	1.09
			Prepayment Rate	18.16	40.00	22.09
			Recovery Rate	69.27	75.00	74.36
	1,796	Consensus Pricing	Indicative Quotes	0.18	63.00	59.69

Total Structured Finance Obligations	44,812

Investments in Equity	2,424	Income Approach	Discount Rate	10.19%	10.90%	10.42%
		Market Approach	Comparable Multiple	9.94x	11.09x	10.71x

Total Equity Investments	2,424

Total Level III Investments	$1,043,091

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

Financial instruments disclosed but not carried at fair value

The following table presents the carrying value and fair value of the Company’s secured borrowings disclosed but not carried at fair value as of March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured borrowings	$279,313	$279,313	$234,313	$234,313

Total	$279,313	$279,313	$234,313	$234,313

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

The following table represents the carrying values (before debt issuance costs) and fair values of the Company’s 2015-1 Notes disclosed but not carried at fair value as of March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Aaa/AAA Class A-1A Notes	$160,000	$156,338	$160,000	$157,200
Aaa/AAA Class A-1B Notes	40,000	39,263	40,000	39,700
Aaa/AAA Class A-1C Notes	27,000	27,192	27,000	26,823
Aa2 Class A-2 Notes	46,000	44,669	46,000	45,122

Total	$273,000	$267,462	$273,000	$268,845

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

4. RELATED PARTY TRANSACTIONS

Investment Advisory Agreement

On April 3, 2013, the Company’s Board of Directors, including a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the Investment Company Act (the “Independent Directors”), approved an investment advisory agreement (the “Investment Advisory Agreement”) between the Company and the Investment Adviser in accordance with, and on the basis of an evaluation satisfactory to such directors as required by, Section 15(c) of the Investment Company Act. The initial term of the Investment Advisory Agreement is two years from April 3, 2013 and, unless terminated earlier, the Investment Advisory Agreement will renew automatically for successive annual periods, provided that such continuance is specifically approved at least annually by the vote of the Board of Directors and by the vote of a majority of the Independent Directors. On March 10, 2016, the Company’s Board of Directors, including a majority of the Independent Directors, approved the continuance of the Advisory Agreement for a one year period. The Investment Advisory Agreement will automatically terminate in the event of an assignment and may be terminated by either party without penalty upon at least 60 days’ written notice to the other party. Subject to the overall supervision of the Board of Directors, the Investment Adviser provides investment advisory services to the Company. For providing these services, the Investment Adviser receives fees from the Company consisting of two components—a base management fee and an incentive fee.

Prior to a Qualified IPO, the base management fee is calculated and payable quarterly in arrears at an annual rate of 1.50% of the average daily gross assets of the Company for the period adjusted for share issuances or repurchases, excluding any cash and cash equivalents and including assets acquired with leverage from use of the Revolving Credit Facility, Facility and 2015-1 Notes (see Note 6, Borrowings, and Note 7, 2015-1 Notes). For purposes of this calculation, cash and cash equivalents include any temporary investments in cash-equivalents, U.S. government securities and other high quality investment grade debt investments that mature in 12 months or less from the date of investment. Base management fees for any partial quarter are prorated. The Investment Adviser contractually waived one-third (0.50%) of the base management fee prior to a Qualified IPO. The fee waiver will terminate if and when a Qualified IPO has been consummated.

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

Prior to a Qualified IPO, from time to time, CGMSIM intends to pay certain individuals providing services to CGMSIM, including individuals who serve as our executive officer and/or director and individuals who are members of the CGMSIM team managing our investments (the “CGMSIM Investment Team”), a portion of each installment of the gross incentive fees that CGMSIM receives from us in consideration of their services on behalf of CGMSIM, with approximately 25% of the net after-tax amount paid to such members being paid in the form of newly issued shares of common stock purchased from us. In addition, following the completion of a Qualified IPO, from time to time, CGMSIM intends to purchase shares of our common stock in the open market at a purchase price, in the aggregate, equal to approximately 25% of each installment of the net after-tax incentive fees that CGMSIM receives from us, subject to market conditions. CGMSIM may then distribute those shares to individuals eligible for such payment in consideration of their services on behalf of CGMSIM.

For the three month periods ended March 31, 2016 and 2015, base management fees were $2,760 and $1,815, respectively (net of waiver of $1,380 and $908, respectively), incentive fees related to pre-incentive fee net investment income were $2,990 and $1,620, respectively, and there were no incentive fees related to realized capital gains. For the three month periods ended March 31, 2016 and 2015, there were no accrued capital gains incentive fees based upon the cumulative net realized and unrealized appreciation (depreciation) as of March 31, 2016 and 2015, respectively. The accrual for any capital gains incentive fee under US GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual.

As of March 31, 2016 and December 31, 2015, $8,440 and $5,277, respectively, was included in base management and incentive fees payable in the accompanying Consolidated Statements of Assets and Liabilities.

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

For the three month periods ended March 31, 2016 and 2015, GMS Finance incurred $148 and $112, respectively in fees under the Administrative Agreement, which were included in administrative service fees in the accompanying Consolidated Statements of Operations. As of March 31, 2016 and December 31, 2015, $147 and $97, respectively, was unpaid and included in administrative service fees payable in the accompanying Consolidated Statements of Assets and Liabilities.

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

For the three month periods ended March 31, 2016 and 2015, fees incurred in connection with the Sub-Administration Agreement, which amounted to $140 and $91, respectively, were included in other general and administrative in the accompanying Consolidated Statements of Operations. As of March 31, 2016 and December 31, 2015, $140 and $138, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.

Placement Fees

On April 3, 2013, the Company entered into a placement fee arrangement with TCG Securities, L.L.C. (“TCG”), a licensed broker-dealer and an affiliate of the Investment Adviser, which may require stockholders to pay a placement fee to TCG for TCG’s services.

For the three month periods ended March 31, 2016 and 2015, TCG earned placement fees of $3 and $1, respectively, from GMS Finance stockholders in connection with the issuance or sale of the Company’s common stock.

Board of Directors

GMS Finance’s Board of Directors currently consists of seven members, four of whom are Independent Directors. The Board of Directors has established an Audit Committee consisting of its Independent Directors and a Pricing Committee of the Board of Directors (the “Pricing Committee”), and may establish additional committees in the future. For the three month periods ended March 31, 2016 and 2015, GMS Finance incurred $120 and $101, respectively, in fees and expenses associated with its Independent Directors, the Audit Committee and the Pricing Committee. As of March 31, 2016 and December 31, 2015, $0 was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities. As of March 31, 2016 and December 31, 2015, certain current directors had committed $1,541 in capital commitments to the Company.

5. MIDDLE MARKET CREDIT FUND, LLC

On February 29, 2016, the Company and Credit Partners entered into the Limited Liability Company Agreement to co-manage Credit Fund, an unconsolidated Delaware limited liability company. Credit Fund will primarily invest in first lien loans of middle-market companies. Credit Fund is managed by a six-member board of managers, on which the Company and Credit Partners each have equal representation. The Company and Credit Partners each have 50% economic ownership of Credit Fund and have commitments to fund, from time to time, capital of up to $400,000 each.

Together with Credit Partners, the Company co-invests through Credit Fund. Portfolio and investment decisions with respect to Credit Fund must be unanimously approved by a quorum of Credit Fund’s investment committee consisting of an equal number of representatives of the Company and Credit Partners. Therefore, although the Company owns more than 25% of the voting securities of Credit Fund, the Company does not believe that it has control over Credit Fund (other than for purposes of the Investment Company Act).

During the quarter ended March 31, 2016, the Company and Credit Partners each made an initial capital contribution of $1. As of March 31, 2016, Credit Fund held cash totaling $2 and had members’ capital of $2. The Company’s ownership interest in such members’ capital was $1.

6. BORROWINGS

In accordance with the Investment Company Act, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 200% after such borrowing. As of March 31, 2016 and December 31, 2015, asset coverage was 206.60%, and 212.70%, respectively. During the three month period ended March 31, 2016, there were secured borrowings of $111,000 under the Revolving Credit Facility and Facility and repayments of $66,000 under the Facility. During the three month period ended March 31, 2015, there were secured borrowings of $105,699 under the Revolving Credit Facility and Facility and repayments of $51,000 under the Facility. As of March 31, 2016 and December 31, 2015, there was $279,313 and $234,313, respectively, in secured borrowings outstanding.

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

As part of the Revolving Credit Facility, the Borrower Sub is subject to limitations as to how borrowed funds may be used and the types of loans that are eligible to be acquired by the Borrower Sub including, but not limited to, restrictions on sector and geographic concentrations, loan size, payment frequency, tenor and minimum investment ratings (or estimated ratings). In addition, borrowed funds are intended to be used primarily to purchase first lien loan assets, and the Borrower Sub is limited in its ability to purchase certain other assets (including, but not limited to, second lien loans, covenant-lite loans, revolving and delayed draw loans and discount loans) and other assets are not permitted to be purchased (including, but not limited to paid-in-kind loans and structured finance obligations). The Revolving Credit Facility has certain requirements relating to interest coverage, collateral quality and portfolio performance, including limitations on delinquencies and charge offs, certain violations of which could result in the immediate acceleration of the amounts due under the Revolving Credit Facility. The Revolving Credit Facility is also subject to a borrowing base that applies different advance rates to assets held by the Borrower Sub based generally on the fair market value of such assets. Under certain circumstances as set forth in the Revolving Credit Facility, the Company could be obliged to repurchase loans from the Borrower Sub.

As of March 31, 2016 and December 31, 2015, the Borrower Sub was in compliance with all covenants and other requirements of the Revolving Credit Facility.

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

Subject to certain exceptions, the Facility is secured by a first lien security interest in substantially all of the portfolio investments held by the Company and the Company’s unfunded investor equity capital commitments (provided that the amount of unfunded capital commitments ultimately available to the lenders is limited to $100,000). The pledge of unfunded investor equity capital commitments was subject to release once $100,000 of incremental capital had been called and received by the Company subsequent to January 8, 2015. The pledge of unfunded investor equity capital commitments had been released as of March 31, 2016. The Facility includes customary covenants, including certain financial covenants related to asset coverage, shareholders’ equity and liquidity, certain limitations on the incurrence of additional indebtedness and liens, and other maintenance covenants, as well as usual and customary events of default for senior secured revolving credit facilities of this nature.

As of March 31, 2016 and December 31, 2015, the Company was in compliance with all covenants and other requirements of the Facility.

Summary of Facilities

The facilities of the Company and the Borrower Sub consisted of the following as of March 31, 2016 and December 31, 2015:

	March 31, 2016
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Revolving Credit Facility	$400,000	$182,313	$217,687	$3,660
Facility	150,000	97,000	53,000	53,000

Total	$550,000	$279,313	$270,687	$56,660

	December 31, 2015
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Revolving Credit Facility	$400,000	$170,313	$229,687	$3,155
Facility	150,000	64,000	86,000	86,000

Total	$550,000	$234,313	$315,687	$89,155

(1)	The unused portion is the amount upon which commitment fees are based.
(2)	Available for borrowing based on the computation of collateral to support the borrowings.

As of March 31, 2016 and December 31, 2015, $1,134 and $966, respectively, of interest expense, $267 and $141, respectively, of unused commitment fees and $22 and $22, respectively, of other fees were included in interest and credit facility fees payable. For the three month periods ended March 31, 2016 and 2015, the weighted average interest rate was 2.60% and 2.18%, respectively, and average principal debt outstanding was $257,170 and $326,786, respectively. As of March 31, 2016 and December 31, 2015, the interest rate was 2.82% and 2.37%, respectively, based on floating LIBOR rates.

For the three month periods ended March 31, 2016 and 2015, the components of interest expense and credit facility fees on the facilities were as follows:

	For the three month periods ended
	March 31, 2016	March 31, 2015
Interest expense	$1,698	$1,780
Facility unused commitment fee	361	170
Amortization of deferred financing costs	213	232
Other fees	25	26

Total interest expense and credit facility fees	$2,297	$2,208

Cash paid for interest expense	$1,520	$1,450

7. 2015-1 Notes

On June 26, 2015, the Company completed the 2015-1 Debt Securitization. The 2015-1 Notes were issued by the 2015-1 Issuer, a wholly-owned and consolidated subsidiary of the Company, and are secured by a diversified portfolio of the 2015-1 Issuer consisting primarily of first and second lien senior secured loans. The 2015-1 Debt Securitization was executed through a private placement of the 2015-1 Notes, consisting of $160 million of Aaa/AAA Class A-1A Notes which bear interest at the three-month London Interbank Offered Rate (“LIBOR”) plus 1.85%; $40 million of Aaa/AAA Class A-1B Notes which bear interest at the three-month LIBOR plus 1.75% for the first 24 months and the three-month LIBOR plus 2.05% thereafter; $27 million of Aaa/AAA Class A-1C Notes which bear interest at 3.75%; and $46 million of Aa2 Class A-2 Notes which bear interest at the three month LIBOR plus 2.70%. The 2015-1 Notes were issued at par and are scheduled to mature on July 15, 2027. The Company received 100% of the preferred interests (the “Preferred Interests”) issued by the 2015-1 Issuer on the closing date of the 2015-1 Debt Securitization in exchange for the Company’s contribution to the Issuer of the initial closing date loan portfolio. The Preferred Interests do not bear interest and had a nominal value of $125.9 million at closing. In connection with the contribution, the Company made customary representations, warranties and covenants to the 2015-1 Issuer in the purchase agreement. The Class A-1A, Class A-1B and Class A-1C and Class A-2 Notes are included in the March 31, 2016 consolidated financial statements. The Preferred Interests were eliminated in consolidation.

On the closing date of the 2015-1 Debt Securitization, the 2015-1 Issuer effected a one-time distribution to the Company of a substantial portion of the proceeds of the private placement of the 2015-1 Notes, net of expenses, which distribution was used to repay a portion of certain amounts outstanding under the Revolving Credit Facility and the Facility. As part of the 2015-1 Debt Securitization, certain first and second lien senior secured loans were distributed by the Borrower Sub to the Company pursuant to a distribution and contribution agreement. The Company contributed the loans that comprised the initial closing date loan portfolio (including the loans distributed to the Company from the Borrower Sub) to the 2015-1 Issuer pursuant to a contribution agreement. Future loans transfers from the Company to the 2015-1 Issuer will be made pursuant to a sale agreement and are subject to the approval of the Company’s Board of Directors. Assets of the 2015-1 Issuer are not available to the creditors of the Borrower Sub or the Company. In connection with the issuance and sale of the 2015-1 Notes, the Company made customary representations, warranties and covenants in the purchase agreement.

During the reinvestment period, pursuant to the indenture governing the 2015-1 Notes, all principal collections received on the underlying collateral may be used by the 2015-1 Issuer to purchase new collateral under the direction of Investment Adviser in its capacity as collateral manager of the 2015-1 Issuer and in accordance with the Company’s investment strategy.

The Investment Adviser serves as collateral manager to the 2015-1 Issuer under a collateral management agreement (the “Collateral Management Agreement”). Pursuant to the Collateral Management Agreement, the 2015-1 Issuer pays management fees (comprised of base management fees, subordinated management fees and incentive management fees) (“Management Fees”) to the Investment Adviser for rendering collateral management services. As per the Collateral Management Agreement, for the period the Company retains all of the Preferred Interests, the Investment Adviser does not earn Management Fees for providing such collateral management services. The Company currently retains all of the Preferred Interests, thus the Investment Adviser did not earn any management fees from the 2015-1 Issuer for the three month period ended March 31, 2016.

Pursuant to an undertaking by the Company in connection with the 2015-1 Debt Securitization, the Company has agreed to hold on an ongoing basis Preferred Interests with an aggregate dollar purchase price at least equal to 5% of the aggregate outstanding amount of all collateral obligations by the 2015-1 Issuer for so long as any securities of the 2015-1 Issuer remain outstanding. As of March 31, 2016, the Company was in compliance with its undertaking.

The 2015-1 Issuer pays ongoing administrative expenses to the trustee, independent accountants, legal counsel, rating agencies and independent managers in connection with developing and maintaining reports, and providing required services in connection with the administration of the 2015-1 Issuer.

As of March 31, 2016, there were 56 first lien and second lien senior secured loans with a total fair value of approximately $386,621 securing the 2015-1 Notes. The pool of loans in the securitization must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture governing the 2015-1 Notes.

For the three months ended March 31, 2016, the effective annualized weighted average interest rate, which includes amortization of debt issuance costs on the 2015-1 Notes, was 2.79% based on floating LIBOR rates.

For the three month periods ended March 31, 2016 and 2015, the components of interest expense on the 2015-1 Notes were as follows:

	For the three month periods ended
	March 31, 2016	March 31, 2015
Interest expense	$1,850	$—
Amortization of deferred financing costs	51	—

Total interest expense and credit facility fees	$1,901	$—

Cash paid for interest expense	$1,707	$—

8. COMMITMENTS AND CONTINGENCIES

A summary of significant contractual payment obligations was as follows as of March 31, 2016 and December 31, 2015:

	Revolving Credit Facility and Facility		2015-1 Notes
Payment Due by Period	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Less than 1 Year	$—	$—	$—	$—
1-3 Years	97,000	—	—	—
3-5 Years	182,313	64,000	—	—
More than 5 Years	—	170,313	273,000	273,000

Total	$279,313	$234,313	$273,000	$273,000

In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification and warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of March 31, 2016 and December 31, 2015 for any such exposure.

As of March 31, 2016 and December 31, 2015, the Company had $1,188,640 and $1,174,340, respectively, in total capital commitments from stockholders, of which $540,514 and $559,214, respectively, was unfunded. As of March 31, 2016 and December 31, 2015, certain current directors had committed $1,541 in capital commitments to the Company.

The Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par Value as of
	March 31, 2016	December 31, 2015
Unfunded delayed draw commitments	$24,728	$20,695
Unfunded revolving term loan commitments	5,906	3,906

Total unfunded commitments	$30,634	$24,601

As of March 31, 2016, the Company had remaining commitments to fund, from time to time, capital to Credit Fund of up to $399,999.

9. NET ASSETS

The Company has the authority to issue 200,000,000 shares of common stock, $0.01 per share par value.

During the three month period ended March 31, 2016, the Company issued 1,819,066 shares for $33,074 including reinvestment of dividends. The following table summarizes capital activity during the three month period ended March 31, 2016:

	Common Stock		Capital in Excess Of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss) on Investments	Accumulated Net Unrealized Appreciation (Depreciation) on Investments	Total Net Assets
	Shares	Amount
Balance, beginning of period	31,524,083	$315	$613,944	$(74)	$(12,994)	$(2,411)	$(27,054)	$571,726
Common stock issued	1,815,181	18	32,982	—	—	—	—	33,000
Reinvestment of dividends	3,885	—	74	—	—	—	—	74
Net investment income (loss)	—	—	—	—	11,960	—	—	11,960
Net realized gain (loss) on investments-non-controlled/non-affiliated	—	—	—	—	—	(3,577)	—	(3,577)
Net change in unrealized appreciation (depreciation) on investments—non-controlled/non-affiliated	—	—	—	—	—	—	(11,091)	(11,091)
Dividends declared	—	—	—	—	(13,337)	—	—	(13,337)

Balance, end of period	33,343,149	$333	$647,000	$(74)	$(14,371)	$(5,988)	$(38,145)	$588,755

During the three month period ended March 31, 2015, the Company issued 3,238,687 shares for $63,025. The following table summarizes capital activity during the three month period ended March 31, 2015:

	Common Stock		Capital In Excess Of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss) on Investments	Accumulated Net Change in Unrealized Appreciation (Depreciation) on Investments	Total Net Assets
	Shares	Amount
Balance, beginning of period	17,932,697	$179	$351,636	$(74)	$(4,388)	$(57)	$(9,039)	$338,257
Common stock issued	3,237,636	33	62,972	—	—	—	—	63,005
Reinvestment of dividends	1,051	—	20	—	—	—	—	20
Net investment income (loss)	—	—	—	—	6,480	—	—	6,480
Net realized gain (loss) on investments-non-controlled/non-affiliated	—	—	—	—	—	(264)	—	(264)
Net change in unrealized appreciation (depreciation) on investments—non-controlled/non-affiliated	—	—	—	—	—	—	3,572	3,572
Dividends declared	—	—	—	—	(7,833)	—	—	(7,833)

Balance, end of period	21,171,384	$212	$414,628	$(74)	$(5,741)	$(321)	$(5,467)	$403,237

The following table summarizes total shares issued and proceeds received related to capital subscriptions for the Company’s common stock and reinvestment of dividends during the three month period ended March 31, 2016:

	Shares Issued	Proceeds Received
January 22,2016**	3,885	$74
March 11, 2016	1,815,181	33,000

Total	1,819,066	$33,074

**	Represents shares issued upon the reinvestment of dividends

The following table summarizes total shares issued and proceeds received related to capital subscriptions for the Company’s common stock and reinvestment of dividends during the three month period ended March 31, 2015:

	Shares Issued	Proceeds Received
January 16, 2015	924,977	18,000
January 26, 2015**	1,051	20
February 26, 2015	2,312,659	45,005

Total	3,238,687	$63,025

**	Represents shares issued upon the reinvestment of dividends

Subscribed but unissued shares are presented in equity with a deduction of subscriptions receivable until cash is received for a subscription. There were no subscribed but unissued shares as of March 31, 2016 and December 31, 2015.

Subscription transactions during the three month periods ended March 31, 2016 and 2015 were executed at an offering price at a premium to net asset value due to the requirement to use prior quarter net asset value as offering price unless it would result in the Company selling shares of its common stock at a price below the current net asset value and also in order to effect a reallocation of organizational costs to subsequent investors. Such subscription transactions increased net asset value by $0.01 per share and $0.10 per share, respectively, for the three month periods ended March 31, 2016 and 2015.

The Company computes earnings per common share in accordance with ASC 260, Earnings Per Share. Basic earnings per common share were calculated by dividing net increase (decrease) in net assets resulting from operations attributable to the Company by the weighted-average number of common shares outstanding for the period.

Basic and diluted earnings per common share were as follows:

	For the three month periods ended
	March 31, 2016	March 31, 2015
Net increase (decrease) in net assets resulting from operations	$(2,708)	$9,788
Weighted-average common shares outstanding	31,945,959	19,577,942

Basic and diluted earnings per common share	$(0.08)	$0.50

The following table summarizes the Company’s dividends declared and payable since inception through the quarter ended March 31, 2016:

Date Declared	Record Date	Payment Date	Per Share Amount		Total Amount
March 13, 2014	March 31, 2014	April 14, 2014	$0.19		$2,449
June 26, 2014	June 30, 2014	July 14, 2014	$0.27		$3,481
September 12, 2014	September 18, 2014	October 9, 2014	$0.44		$5,956
December 19, 2014	December 29, 2014	January 26, 2015	$0.35		$6,276
March 11, 2015	March 13, 2015	April 17, 2015	$0.37		$7,833
June 24, 2015	June 30, 2015	July 22, 2015	$0.37		$9,902
September 24, 2015	September 24, 2015	October 22, 2015	$0.42		$11,670
December 29, 2015	December 29, 2015	January 22, 2016	$0.40		$12,610
December 29, 2015	December 29, 2015	January 22, 2016	$0.18	(1)	$5,674
March 10, 2016	March 14, 2016	April 22, 2016	$0.40		$13,337

(1)	Represents a special dividend.

10. CONSOLIDATED FINANCIAL HIGHLIGHTS

The following is a schedule of consolidated financial highlights for the three month periods ended March 31, 2016 and 2015:

	For the three month periods ended
	March 31, 2016	March 31, 2015
Per Share Data:
Net asset value per share, beginning of period	$18.14	$18.86
Net investment income (loss) (1)	0.37	0.33
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	(0.46)	0.13

Net increase (decrease) in net assets resulting from operations	(0.09)	0.46

Dividends declared (2)	(0.40)	(0.37)
Effect of subscription offering price (3)	0.01	0.10

Net asset value per share, end of period	$17.66	$19.05

Number of shares outstanding, end of period	33,343,149	21,171,384
Total return (4)	(0.44)%	2.97%
Net assets, end of period	$588,755	$403,237
Ratio to average net assets (5):
Expenses net of waiver, before incentive fees	1.42%	1.26%
Expenses net of waiver, after incentive fees	1.94%	1.68%
Expenses gross of waiver, after incentive fees	2.18%	1.91%
Net investment income (loss) (6)	2.08%	1.67%
Interest expense and credit facility fees	0.73%	0.57%
Ratios/Supplemental Data:
Asset coverage, end of period	206.60%	211.04%
Portfolio turnover	2.57%	2.39%
Total committed capital, end of period	$1,188,640	$1,140,630
Ratio of total contributed capital to total committed capital, end of period	54.53%	36.46%
Weighted-average shares outstanding	31,945,959	19,577,942

(1)	Net investment income (loss) per share was calculated as net investment income (loss) for the period divided by the weighted average number of shares outstanding for the period.
(2)	Dividends declared per share was calculated as the sum of dividends declared during the period divided by the number of shares outstanding at each respective quarter-end date (refer to Note 9).
(3)	Increase is due to offering price of subscriptions during the period (refer to Note 9).
(4)	Total return (not annualized) is based on the change in net asset value per share during the period plus the declared dividends, assuming reinvestment of dividends in accordance with the dividend reinvestment plan, divided by the beginning net asset value for the period. Total return for the three month periods ended March 31, 2016 and 2015 is inclusive of $0.01 and $0.10, respectively, per share increase in net asset value for the periods related to the offering price of subscriptions. Excluding the effects of the higher offering price of subscriptions, total return (not annualized) would have been (0.50%) and 2.44%, respectively (refer to Note 9).
(5)	These ratios to average net assets have not been annualized.
(6)	The net investment income ratio is net of the waiver of base management fees.

11. LITIGATION

The Company may become party to certain lawsuits in the ordinary course of business. The Company does not believe that the outcome of current matters, if any, will materially impact the Company or its consolidated financial statements. As of March 31, 2016 and December 31, 2015, the Company was not subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company.

In addition, portfolio investments of the Company could be the subject of litigation or regulatory investigations in the ordinary course of business. The Company does not believe that the outcome of any current contingent liabilities of its portfolio investments, if any, will materially affect the Company or these consolidated financial statements.

12. TAX

The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of March 31, 2016 and December 31, 2015.

In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. As of March 31, 2016 and December 31, 2015, the Company had filed tax returns and therefore is subject to examination.

The Company’s taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate. The estimated tax character of dividends declared for the three month periods ended March 31, 2016 and 2015 was as follows:

	For the three month periods ended
	March 31, 2016	March 31, 2015
Ordinary income	$13,337	$7,833
Tax return of capital	$—	$—

13. SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed below.

On April 22, 2016, the Company issued a capital call and delivered capital drawdown notices totaling $27,000. Proceeds from the capital call were due and the related issuance of 1,510,859 shares occurred on May 6, 2016.

Subsequent to March 31, 2016, the Company borrowed $37,000 under the Facility to fund investment acquisitions. The Company also voluntarily repaid $46,000 under the Facility.

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

We use words such as “anticipates,” “believes,” “expects,” “intends,” “will,” “should,” “may” and similar expressions to identify forward-looking statements, although not all forward-looking statements include these words. Our actual results and condition could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2015 and Part II, Item 1A of and elsewhere in this Form 10-Q.

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

OVERVIEW

Management’s Discussion and Analysis should be read in conjunction with Part I, Item 1 of this Form 10-Q “Financial Statements.” This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to those described in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2015 and Part II, Item 1A of this Form 10-Q “Risk Factors.” Actual results may differ materially from those contained in any forward-looking statements.

Carlyle GMS Finance, Inc. (“we,” “us,” “our,” “GMS Finance,” or the “Company”) is a Maryland corporation formed on February 8, 2012, and structured as an externally managed, non-diversified closed-end investment company. GMS Finance has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). GMS Finance has elected to be treated, and intends to continue to comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended, (the “Code”).

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

On February 29, 2016, the Company and Credit Partners USA LLC (“Credit Partners”) entered into an amended and restated limited liability company agreement to co-manage Middle Market Credit Fund, LLC

(“Credit Fund”). Credit Fund will primarily invest in first lien loans of middle-market companies. Credit Fund is managed by a six-member board of managers, on which the Company and Credit Partners each have equal representation. The Company and Credit Partners each have 50% economic ownership of Credit Fund and have commitments to fund, from time to time, capital of up to $400,000 each.

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

Expenses

Our primary operating expenses include the payment of: (i) investment advisory fees, including base management fees and incentive fees, to our Investment Adviser pursuant to an investment advisory agreement (the “Investment Advisory Agreement”) between us and our Investment Adviser; (ii) costs and other expenses and our allocable portion of overhead incurred by the Administrator in performing its administrative obligations under an administration agreement (the “Administration Agreement”) between us and our Administrator; and (iii) other operating expenses as detailed below:

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

PORTFOLIO AND INVESTMENT ACTIVITY

The fair value of our investments was approximately $1,144,741 comprised of 90 portfolio companies/structured finance obligations/investment funds as of March 31, 2016. The fair value of our investments was approximately $1,052,666 comprised of 85 portfolio companies/structured finance obligations as of December 31, 2015.

The Company’s investment activity for the three month periods ended March 31, 2016 and 2015 is presented below (information presented herein is at amortized cost unless otherwise indicated):

	For the three month periods ended
	March 31, 2016	March 31, 2015
Investments:
Total investments, beginning of period	$1,079,720	$707,701
New investments purchased	132,291	103,969
Net accretion of discount on securities	611	329
Net realized gain (loss) on investments	(3,577)	(264)
Investments sold or repaid	(26,159)	(17,596)

Total Investments, end of period	$1,182,886	$794,139

Principal amount of investments funded:
First Lien Debt	$100,556	$87,650
Second Lien Debt	34,000	10,000
Structured Finance Obligations	—	11,760
Investment Funds	1	—

Total	$134,557	$109,410

Principal amount of investments sold or repaid:
First Lien Debt	$(5,629)	$(12,348)
Second Lien Debt	(11,000)	—
Structured Finance Obligations	(14,200)	(8,600)

Total	$(30,829)	$(20,948)

Number of new funded investments	11	8
Average new funded investment amount	$12,032	$12,996
Percentage of new funded debt investments at floating rates	100.00%	100.00%
Percentage of new funded debt investments at fixed rates	0%	0%

As of March 31, 2016 and December 31, 2015, investments consisted of the following:

	March 31, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt	$894,689	$883,700	$800,857	$795,034
Second Lien Debt	239,458	227,890	216,708	210,396
Structured Finance Obligations	46,523	30,355	59,940	44,812
Equity Investments	2,215	2,795	2,215	2,424
Investment Funds	1	1	—	—

Total	$1,182,886	$1,144,741	$1,079,720	$1,052,666

The weighted average yields(1) for our first and second lien debt, based on the amortized cost and fair value as of March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt	7.39%	7.49%	7.14%	7.19%
Second Lien Debt	9.60%	10.09%	9.59%	9.87%

(1)	Weighted average yields do not include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of March 31, 2016 and December 31, 2015. Actual yields earned over the life of each investment could differ materially from the yields presented above.

See the Consolidated Schedules of Investments as of March 31, 2016 and December 31, 2015 in our consolidated financial statements in Part I, Item 1 of this Form 10-Q for more information on these investments, including a list of companies and type and amount of investments.

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

Our Investment Adviser monitors and, when appropriate, changes the investment ratings assigned to each debt investment in our portfolio. In connection with our quarterly valuation process, our Investment Adviser reviews our investment ratings on a regular basis. The following table summarizes the Internal Risk Ratings as of March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
	Fair Value	% of Fair Value	Fair Value	% of Fair Value
(dollar amounts in millions)
Internal Risk Rating 1	$71.6	6.44%	$71.2	7.08%
Internal Risk Rating 2	912.9	82.12	809.7	80.54
Internal Risk Rating 3	90.1	8.11	112.3	11.17
Internal Risk Rating 4	37.0	3.33	12.2	1.21
Internal Risk Rating 5	—	—	—	—
Internal Risk Rating 6	—	—	—	—

Total	$1,111.6	100.00%	$1,005.4	100.00%

As part of our monitoring process, our Investment Adviser has developed risk policies pursuant to which it regularly assesses the risk profile of each of the structured finance obligation investments.

As of March 31, 2016 and December 31, 2015, the weighted average Internal Risk Rating of our debt investment portfolio was 2.1.

CONSOLIDATED RESULTS OF OPERATIONS

For the three month periods ended March 31, 2016 and 2015

The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and losses and net change in unrealized appreciation and depreciation. As a result, quarterly comparisons may not be meaningful.

Investment Income

Interest income for the three month periods ended March 31, 2016 and 2015 were as follows:

	For the three month periods ended
	March 31, 2016	March 31, 2015
Interest income from non-controlled/non-affiliated investments	$22,111	$12,617
Other income from non-controlled/non-affiliated investments	$999	$362

Total investment income	$23,110	$12,979

The increase in interest income for the three month period ended March 31, 2016 from the comparable period in 2015 was driven by our deployment of capital and increasing invested balance. As of March 31, 2016, the size of our portfolio increased to $1,182,886 from $794,139 as of March 31, 2015, at amortized cost, and total principal amount of investments outstanding increased to $1,246,092 from $855,992 as of March 31, 2015. As of March 31, 2016, the weighted average yield of our first and second lien debt increased to 7.86% from 6.64% as of March 31, 2015, on amortized cost.

Interest income on our first and second lien debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of March 31, 2016 and 2015, all of our first and second lien debt investments were performing and current on their interest payments. Interest income from structured finance obligations is recorded based upon an estimation of an effective yield to expected maturity utilizing assumed cash flows. The effective yield is updated at least quarterly based on payments received and expected future payments. In estimating these cash flows, there are a number of assumptions that are subject to uncertainties, including the amount and timing of principal payments which are impacted by prepayments, repurchases, defaults, delinquencies and liquidations of or within the CLO funds that issued the structured finance obligations. These uncertainties are difficult to predict and are subject to future events that could have impacted the Company’s estimates if the information was known at the time of such estimates. As a result, actual results may differ significantly from these estimates.

Net investment income for the three month periods ended March 31, 2016 and 2015 was as follows:

	For the three month periods ended
	March 31, 2016	March 31, 2015
Total investment income from non-controlled/non-affiliated investments	$23,110	$12,979
Net expenses	11,150	6,499

Net investment income	$11,960	$6,480

Expenses

	For the three month periods ended
	March 31, 2016	March 31, 2015
Base management fees	$4,140	$2,723
Incentive fees	2,990	1,620
Professional fees	431	384
Administrative service fees	148	112
Interest expense	3,599	1,780
Credit facility fees	599	428
Directors’ fees and expenses	120	101
Other general and administrative	503	259

Total expenses	12,530	7,407
Waiver of base management fees	(1,380)	(908)

Net expenses	$11,150	$6,499

Interest expense and credit facility fees for the three month periods ended March 31, 2016 and 2015 were comprised of the following:

	For the three month periods ended
	March 31, 2016	March 31, 2015
Interest expense	$3,599	$1,780
Facility unused commitment fee	361	170
Amortization of deferred financing costs	213	232
Other fees	25	26

Total interest expense and credit facility fees	$4,198	$2,208

Cash paid for interest expense	$3,227	$1,450

The increase in interest expense for the three month period ended March 31, 2016 from the comparable period in 2015 was driven by increased usage of the Company’s credit facilities, additional debt issued through the securitization in the form of the 2015-1 Notes (see Note 7 to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q for more information), and increased deployment of capital to investments. For the three month period ended March 31, 2016, the weighted average interest rate increased to 2.70% from 2.18% for the comparable period in 2015, and average principal debt outstanding increased to $530,170 from $326,786 for the comparable period in 2015.

The increase in base management fees (and related waiver of base management fees) and incentive fees related to pre-incentive fee net investment income for the three month period ended March 31, 2016 from the comparable period in 2015 were driven by our deployment of capital and increasing invested balance. For the three month periods ended March 31, 2016 and 2015, base management fees were $2,760 and $1,815, respectively (net of waiver of $1,380 and $908, respectively), incentive fees related to pre-incentive fee net investment income were $2,990 and $1,620, respectively, and there were no incentive fees related to realized capital gains. The accrual for any capital gains incentive fee under accounting principles generally accepted in the United States (“US GAAP”) in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. See Note 4 to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q for more information on the incentive and base management fees. For the three month periods ended March 31, 2016 and 2015, there were no capital gains incentive fees based upon the cumulative net realized and unrealized appreciation (depreciation) as of March 31, 2016 and 2015, respectively.

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

Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) on Investments

During the three months ended March 31, 2016, the Company had a net realized loss of approximately $3,577 primarily from the sale of 2 structured finance obligations. During the three month periods ended March 31, 2016 and 2015, the Company had a change in unrealized appreciation on 34 and 55 investments, respectively, totaling approximately $8,051 and $8,856, respectively, which was offset by a change in unrealized depreciation on 67 and 30 investments, respectively, totaling approximately $19,142 and $5,284, respectively.

Net realized gain (loss) and net change in unrealized appreciation (depreciation) by the type of investments for the three month periods ended March 31, 2016 and 2015 were as follows:

	For the three month periods ended
	March 31, 2016	March 31, 2015
Net realized gain (loss) on investments—non-controlled/ non-affiliated	$(3,577)	$(264)
Net change in unrealized appreciation (depreciation) on investments—non-controlled/non-affiliated	(11,091)	3,572

Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	$(14,668)	$3,308

Net realized gain (loss) and net change in unrealized appreciation (depreciation) by the type of investments for the three month periods ended March 31, 2016 and 2015 were as follows:

	For the three month periods ended
	March 31, 2016		March 31, 2015
Type	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)
First Lien Debt	$4	$(5,166)	$2	$2,953
Second Lien Debt	—	(5,256)	—	466
Structured Finance Obligations	(3,581)	(1,040)	(266)	173
Equity Investments	—	371	—	—

Total	$(3,577)	$(11,091)	$(264)	$3,572

Net change in unrealized depreciation in our investments for the three months ended March 31, 2016 compared to the comparable period in 2015 was primarily due to changes in various inputs utilized under our valuation methodology, including, but not limited to, market spreads, leverage multiples and borrower ratings.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We generate cash from the net proceeds of offerings of our common stock and through cash flows from operations, including investment sales and repayments as well as income earned on investments and cash equivalents. We may also fund a portion of our investments through borrowings under the Borrower Sub’s senior secured revolving credit facility (as amended, the “Revolving Credit Facility”) and/or the Company’s senior secured revolving credit facility (as amended, the “Facility”), as well as through securitization of a portion of our existing investments.

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

On June 26, 2015, the Company completed a $400 million term debt securitization (the “2015-1 Debt Securitization”). The notes offered in the Debt Securitization (the “2015-1 Notes”) were issued by Carlyle GMS Finance MM CLO 2015-1 LLC (the “2015-1 Issuer”), a wholly-owned and consolidated subsidiary of the Company, and are secured by a diversified portfolio of the 2015-1 Issuer consisting primarily of first and second lien senior secured loans. The 2015-1 Debt Securitization was executed through a private placement of the 2015-1 Notes, consisting of $160 million of Aaa/AAA Class A-1A Notes, which bear interest at the three-month London Interbank Offered Rate (“LIBOR”) plus 1.85%; $40 million of Aaa/AAA Class A-1B Notes, which bear interest at the three-month LIBOR plus 1.75% for the first 24 months and the three-month LIBOR plus 2.05% thereafter; $27 million of Aaa/AAA Class A-1C Notes, which bear interest at 3.75%; and $46 million of Aa2 Class A-2 Notes which bear interest at the three-month LIBOR plus 2.70%. The 2015-1 Notes were issued at par and are scheduled to mature on July 15, 2027. The Company received 100% of the preferred interests (the

“Preferred Interests”) issued by the 2015-1 Issuer on the closing date of the 2015-1 Debt Securitization in exchange for the Company’s contribution to the Issuer of the initial closing date loan portfolio. The Preferred Interests do not bear interest and had a nominal value of $125.9 million at closing. In connection with the contribution, the Company has made customary representations, warranties and covenants to the 2015-1 Issuer. The Class A-1A, Class A-1B and Class A-1C and Class A-2 Notes are included in the consolidated financial statements included in Part I, Item 1 of this Form 10-Q. The Preferred Interests were eliminated in consolidation. For more information on the 2015-1 Notes, see Note 7 to the consolidated financial statements in Part I, Item 1 of this Form 10-Q.

As of March 31, 2016 and December 31, 2015, the Company had $31,571 and $41,837, respectively, in cash and cash equivalents. The facilities of the Company and the Borrower Sub consisted of the following as of March 31, 2016 and December 31, 2015:

	March 31, 2016
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Revolving Credit Facility	$400,000	$182,313	$217,687	$3,660
Facility	150,000	97,000	53,000	53,000

Total	$550,000	$279,313	$270,687	$56,660

	December 31, 2015
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Revolving Credit Facility	$400,000	$170,313	$229,687	$3,155
Facility	150,000	64,000	86,000	86,000

Total	$550,000	$234,313	$315,687	$89,155

(1)	The unused portion is the amount upon which commitment fees are based.
(2)	Available for borrowing based on the computation of collateral to support the borrowings.

The following were the carrying values (before debt issuance costs) and fair values of the Company’s 2015-1 Notes as of March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Aaa/AAA Class A-1A Notes	$160,000	$156,338	$160,000	$157,200
Aaa/AAA Class A-1B Notes	40,000	39,263	40,000	39,700
Aaa/AAA Class A-1C Notes	27,000	27,192	27,000	26,823
Aa2 Class A-2 Notes	46,000	44,669	46,000	45,122

Total	$273,000	$267,462	$273,000	$268,845

Equity Activity

There were $14,300 and $11,109 of investor equity capital commitments made to the Company during the three month periods ended March 31, 2016 and 2015, respectively. As of March 31, 2016 and December 31, 2015, the Company had $1,188,640 and $1,174,340, respectively, in total capital commitments from stockholders, of which $540,514 and $559,214, respectively, was unfunded. As of March 31, 2016 and December 31, 2015, certain current directors had committed $1,541 in capital commitments to the Company.

Shares issued as of March 31, 2016 and December 31, 2015 were 33,343,149 and 31,524,083, respectively.

The following table summarizes activity in the number of shares of our common stock outstanding during the three month periods ended March 31, 2016 and 2015:

	For the three month periods ended
	March 31, 2016	March 31, 2015
Shares outstanding, beginning of period	31,524,083	17,932,697
Common stock issued	1,815,181	3,237,636
Reinvestment of dividends	3,885	1,051

Shares outstanding, end of period	33,343,149	21,171,384

Contractual Obligations

A summary of our significant contractual payment obligations was as follows as of March 31, 2016 and December 31, 2015:

	Revolving Credit Facility and Facility		2015-1 Notes
Payment Due by Period	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Less than 1 Year	$—	$—	$—	$—
1-3 Years	97,000	—	—	—
3-5 Years	182,313	64,000	—	—
More than 5 Years	—	170,313	273,000	273,000

Total	$279,313	$234,313	$273,000	$273,000

For more information on the Revolving Credit Facility and Facility and 2015-1 Notes, see Note 6 and Note 7, respectively, to the consolidated financial statements in Part I, Item 1 of this Form 10-Q.

As of March 31, 2016 and December 31, 2015, $182,313 and $170,313, respectively, of secured borrowings were outstanding under the Revolving Credit Facility, and $97,000 and $64,000, respectively, were outstanding under the Facility and $273,000 and $273,000, respectively, of 2015-1 Notes were outstanding. For the three month periods ended March 31, 2016 and 2015, we incurred $3,599 and $1,780, respectively, of interest expense and $361 and $170, respectively, of unused commitment fees.

OFF BALANCE SHEET ARRANGEMENTS

In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification and warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in these consolidated financial statements as of March 31, 2016 and December 31, 2015 included in Part I, Item 1 of this Form 10-Q for any such exposure.

We have in the past and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments.

The Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par Value as of
	March 31, 2016	December 31, 2015
Unfunded delayed draw commitments	$24,728	$20,695
Unfunded revolving term loan commitments	5,906	3,906

Total unfunded commitments	$30,634	$24,601

Pursuant to an undertaking by the Company in connection with the 2015-1 Debt Securitization, the Company agreed to hold on an ongoing basis Preferred Interests with an aggregate dollar purchase price at least equal to 5% of the aggregate outstanding amount of all collateral obligations by the 2015-1 Issuer for so long as any securities of the 2015-1 Issuer remains outstanding. As of March 31, 2016, the Company was in compliance with its undertaking.

As of March 31, 2016, the Company had remaining commitments to fund, from time to time, capital to Credit Fund of up to $399,999.

DIVIDENDS AND DISTRIBUTIONS TO COMMON STOCKHOLDERS

The Company has adopted a dividend reinvestment plan that provides for reinvestment of any distributions on behalf of its stockholders, for those who have elected to participate in the plan. As a result of adopting such a plan, if the Board of Directors authorizes and declares a cash dividend or distribution, the stockholders who have elected to participate in the dividend reinvestment plan would have their cash dividends or distributions automatically reinvested in additional shares of the Company’s common stock, rather than receiving cash. Prior to a Qualified IPO, the Company intends to use primarily newly issued shares of its common stock to implement the plan issued at the net asset value per share most recently determined by the Board of Directors. After a Qualified IPO, the Company intends to use primarily newly issued shares to implement the plan so long as the market value per share is equal to or greater than the net asset value per share as of the close of business on the relevant payment date for such dividend or distribution. If the market value per share is less than the net asset value per share as of the close of business on the relevant payment date, the plan administrator would purchase the common stock on behalf of participants in the open market, unless the Company instructs the plan administrator otherwise.

The following table summarizes the Company’s dividends declared and payable since inception through the quarter ended March 31, 2016:

Date Declared	Record Date	Payment Date	Per Share Amount		Total Amount	Annualized Dividend Yield (1)
March 13, 2014	March 31, 2014	April 14, 2014	$0.19		$2,449	4.76%
June 26, 2014	June 30, 2014	July 14, 2014	$0.27		$3,481	5.52%
September 12, 2014	September 18, 2014	October 9, 2014	$0.44		$5,956	9.23%
December 19, 2014	December 29, 2014	January 26, 2015	$0.35		$6,276	8.17%
March 11, 2015	March 13, 2015	April 17, 2015	$0.37		$7,833	8.58%
June 24, 2015	June 30, 2015	July 22, 2015	$0.37		$9,902	9.03%
September 24, 2015	September 24, 2015	October 22, 2015	$0.42		$11,670	8.91%
December 29, 2015	December 29, 2015	January 22, 2016	$0.40		$12,610	8.97%
December 29, 2015	December 29, 2015	January 22, 2016	$0.18	(2)	$5,674	4.03%
March 10, 2016	March 14, 2016	April 22, 2016	$0.40		$13,337	9.26%

(1)	Annualized dividend yield is calculated by dividing the declared dividend by the weighted average of the net asset value at the beginning of the quarter and the capital called during the quarter and annualizing over 4 quarterly periods.
(2)	Represents a special dividend.

CRITICAL ACCOUNTING POLICIES

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies, including those relating to the valuation of our investment portfolio, are described below. The critical accounting policies should be read in connection with our consolidated financial statements in Part I, Item 1 of this Form 10-Q and in Part II, Item 8 of the Company’s annual report on Form 10-K for the year ended December 31, 2015.

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

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of March 31, 2016 and December 31, 2015.

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

Investments measured and reported at fair value are classified and disclosed based on the observability of inputs used in determination of fair values, as follows:

•	Level I—inputs to the valuation methodology are quoted prices available in active markets for identical investments as of the reporting date. The types of financial instruments in Level I generally include unrestricted securities, including equities and derivatives, listed in active markets. The Company does not adjust the quoted price for these investments, even in situations where the Company holds a large position and a sale could reasonably impact the quoted price.

•	Level II—inputs to the valuation methodology are either directly or indirectly observable as of the reporting date and are those other than quoted prices in active markets. The type of financial instruments in this category generally includes less liquid and restricted securities listed in active markets, securities traded in other than active markets, government and agency securities, and certain over-the-counter derivatives where the fair value is based on observable inputs.

•	Level III—inputs to the valuation methodology are unobservable and significant to overall fair value measurement. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments that are in this category generally include investments in privately-held entities, collateralized loan obligations (“CLOs”), and certain over-the-counter derivatives where the fair value is based on unobservable inputs.

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

Investments in investment funds are valued using the net asset value of the Company’s ownership interest in the funds.

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

Interest income from investments in the “equity” class of CLO funds, which are included in “structured finance obligations”, is recorded based upon an estimation of an effective yield to expected maturity utilizing assumed cash flows in accordance with ASC 325-40, Beneficial Interests in Securitized Financials Assets. We monitor the expected cash inflows from our CLO equity investments, including the expected residual payments and the effective yield is determined and updated at least quarterly. In estimating these cash flows, there are a number of assumptions that are subject to uncertainties, including the amount and timing of principal payments which are impacted by prepayments, repurchases, defaults, delinquencies and liquidations of or within the CLO funds. These uncertainties are difficult to predict and are subject to future events that could have impacted the Company’s estimates if the information was known at the time. As a result, actual results may differ significantly from these estimates.

Other Income

Other income may include income such as consent, waiver, amendment, and syndication fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive fees for guaranteeing the outstanding debt of a portfolio company. Such fees will be amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in other assets in the Consolidated Statements of Assets and Liabilities included in Part I, Item 1 of this Form 10-Q.

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

Interest Rate Risk

As of March 31, 2016, on a fair value basis, approximately 2% of our debt investments bear interest at a fixed rate and approximately 98% of our debt investments bear interest at a floating rate, which primarily are subject to interest rate floors. Interest rates on the investments held within the Company’s portfolio of investments are typically based on floating LIBOR, with many of these investments also having a LIBOR floor. Additionally, the Company’s credit facilities are also subject to floating interest rates and are currently paid based on floating LIBOR rates.

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our income in the future.

The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. Interest income is calculated as revenue from interest generated from the Company’s settled portfolio of investments held as of March 31, 2016 and December 31, 2015, excluding structured finance obligations. These hypothetical calculations are based on a model of the settled investments in our portfolio, excluding structured finance obligations, held as of March 31, 2016 and December 31, 2015, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. Interest expense is calculated based on outstanding secured borrowings as of March 31, 2016 and December 31, 2015 and based on the terms of the Company’s credit facilities. Interest expense on the Company’s credit facilities is calculated using the interest rate as of March 31, 2016 and December 31, 2015, adjusted for the hypothetical changes in rates, as shown below. We intend to continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may impact significantly our net interest income.

The Company regularly measures exposure to interest rate risk. The Company assesses interest rate risk and manages interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2016 and December 31, 2015, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled investments (considering interest rate floors for variable rate instruments), excluding structured finance obligations, and outstanding secured borrowings assuming no changes in our investment and borrowing structure:

	As of March 31, 2016			As of December 31, 2015
Basis Point Change	Interest Income	Interest Expense	Net Investment Income	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$29,171	$(15,759)	$13,412	$26,335	$(14,409)	$11,926
Up 200 basis points	$18,114	$(10,506)	$7,608	$16,271	$(9,606)	$6,665
Up 100 basis points	$7,057	$(5,253)	$1,804	$6,207	$(4,803)	$1,404)
Down 100 basis points	$(230)	$3,117	$2,887	$—	$2,826	$2,826
Down 200 basis points	$(366)	$3,117	$2,751	$—	$2,826	$2,826
Down 300 basis points	$(549)	$3,117	$2,568	$—	$2,826	$2,826

Item 4. Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer and Treasurer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer and Treasurer have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.

There have been no changes in our internal control over financial reporting during the three month period ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company may become party to certain lawsuits in the ordinary course of business. The Company is not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against the Company. See also Note 11 to the consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2015. For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 11, 2016, which is accessible on the SEC’s website at sec.gov.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Except as previously reported by the Company on Form 8-K, we did not sell any equity securities during the period covered in this report that were not registered under the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On May 5, 2016, the Board of Directors appointed Michael Hart as Chief Executive Officer of the Company. Mr. Hart will continue as an interested director of the Board of Directors and a member of the investment committee of Carlyle GMS Investment Management L.L.C., the Company’s investment adviser.

On May 5, 2016, the Board of Directors appointed Jeffrey Levin as President of the Company, succeeding Mr. Hart.

Item 6. Exhibits.

31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARLYLE GMS FINANCE, INC.

Dated: May 9, 2016	By	/s/ Venugopal Rathi
Venugopal Rathi
Chief Financial Officer