Form 10-Q
period 2016-06-30
Carlyle GMS Finance, Inc.
filed 2016-08-10
CIK 1544206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 10, 2016
Common stock, $0.01 par value	36,521,085

CARLYLE GMS FINANCE, INC.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(dollar amounts in thousands, except per share data)

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Investments, at fair value
Investments—non-controlled/non-affiliated, at fair value (amortized cost of $1,205,871 and $1,079,720, respectively)	$1,186,520	$1,052,666
Investments—controlled/affiliated, at fair value (amortized cost of $15,001 and $0, respectively)	14,714	—

Total investments, at fair value (amortized cost of $1,220,872 and $1,079,720, respectively)	1,201,234	1,052,666
Cash and cash equivalents	33,389	41,837
Receivable for investment sold	22,031	1,987
Deferred financing costs	3,687	3,877
Interest receivable	4,206	3,279
Prepaid expenses and other assets	403	386

Total assets	$1,264,950	$1,104,032

LIABILITIES
Secured borrowings (Note 6)	$305,313	$234,313
2015-1 Notes payable, net of unamortized debt issuance costs of $2,254 and $2,356, respectively (Note 7)	270,746	270,644
Due to Investment Adviser	150	189
Interest and credit facility fees payable (Notes 6 and 7)	3,259	2,577
Dividend payable (Note 9)	13,943	18,284
Base management and incentive fees payable (Note 4)	11,944	5,277
Administrative service fees payable (Note 4)	135	97
Other accrued expenses and liabilities	1,542	925

Total liabilities	607,032	532,306

Commitments and contingencies (Notes 8 and 11)
NET ASSETS
Common stock, $0.01 par value; 200,000,000 shares authorized; 36,517,329 shares and 31,524,083 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	365	315
Paid-in capital in excess of par value	704,123	613,944
Offering costs	(74)	(74)
Accumulated net investment income (loss), net of cumulative dividends of $93,131 and $65,851 at June 30, 2016 and December 31, 2015, respectively	(14,848)	(12,994)
Accumulated net realized gain (loss)	(12,010)	(2,411)
Accumulated net unrealized appreciation (depreciation)	(19,638)	(27,054)

Total net assets	$657,918	$571,726

NET ASSETS PER SHARE	$18.02	$18.14

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollar amounts in thousands, except per share data)

(unaudited)

	For the three month periods ended		For the six month periods ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Investment income:
Interest income from non-controlled/non-affiliated investments	$24,078	$15,814	$46,189	$28,430
Other income from non-controlled/non-affiliated investments	1,670	111	2,669	474

Total investment income	25,748	15,925	48,858	28,904

Expenses:
Base management fees (Note 4)	4,345	3,080	8,485	5,803
Incentive fees (Note 4)	3,366	1,986	6,356	3,606
Professional fees	575	465	1,006	849
Administrative service fees (Note 4)	198	188	346	300
Interest expense (Notes 6 and 7)	3,825	2,129	7,424	3,909
Credit facility fees (Note 6)	858	446	1,457	874
Directors’ fees and expenses	144	106	264	207
Other general and administrative	419	606	922	865

Total expenses	13,730	9,006	26,260	16,413
Waiver of base management fees (Note 4)	1,448	1,026	2,828	1,934

Net expenses	12,282	7,980	23,432	14,479

Net investment income (loss)	13,466	7,945	25,426	14,425
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments:
Net realized gain (loss) on investments—non-controlled/non-affiliated	(6,022)	593	(9,599)	329
Net change in unrealized appreciation (depreciation) on investments—non-controlled/non-affiliated	18,794	677	7,703	4,249
Net change in unrealized appreciation (depreciation) on investments—controlled/affiliated	(287)	—	(287)	—

Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	12,485	1,270	(2,183)	4,578

Net increase (decrease) in net assets resulting from operations	$25,951	$9,215	$23,243	$19,003

Basic and diluted earnings per common share (Note 9)	$0.75	$0.40	$0.70	$0.89

Weighted-average shares of common stock outstanding—Basic and Diluted (Note 9)	34,402,925	23,062,818	33,174,442	21,330,007

Dividends declared per common share (Note 9)	$0.40	$0.37	$0.80	$0.74

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(dollar amounts in thousands)

(unaudited)

	For the six month periods ended
	June 30, 2016	June 30, 2015
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$25,426	$14,425
Net realized gain (loss) on investments	(9,599)	329
Net change in unrealized appreciation (depreciation) on investments	7,416	4,249

Net increase (decrease) in net assets resulting from operations	23,243	19,003

Capital transactions:
Common stock issued	90,101	171,082
Reinvestment of dividends	128	45
Dividends declared (Note 12)	(27,280)	(17,735)

Net increase (decrease) in net assets resulting from capital share transactions	62,949	153,392

Net increase (decrease) in net assets	86,192	172,395

Net assets at beginning of period	571,726	338,257

Net assets at end of period	$657,918	$510,652

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollar amounts in thousands)

(unaudited)

	For the six month periods ended
	June 30, 2016	June 30, 2015
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$23,243	$19,003
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	824	516
Net accretion of discount on securities	(1,724)	(1,223)
Net realized (gain) loss on investments	9,599	(329)
Net change in unrealized (appreciation) depreciation on investments	(7,416)	(4,249)
Cost of investments purchased and change in payable for investments purchased	(274,145)	(359,342)
Proceeds from sales and repayments of investments and change in receivable for investments sold	105,074	126,483
Changes in operating assets:
Interest receivable	(927)	1,810
Prepaid expenses and other assets	(17)	(1,171)
Changes in operating liabilities:
Due to Investment Adviser	(39)	2
Interest and credit facility fees payable	682	283
Base management and incentive fees payable	6,667	(403)
Administrative service fees payable	38	29
Other accrued expenses and liabilities	617	454

Net cash provided by (used in) operating activities	(137,524)	(218,137)

Cash flows from financing activities:
Proceeds from issuance of common stock	90,101	171,082
Borrowings on Revolving Credit Facility and Facility	225,000	223,700
Repayments of Revolving Credit Facility and Facility	(154,000)	(397,183)
Proceeds from issuance of 2015-1 Notes	—	273,000
Debt issuance costs paid	(532)	(675)
Dividends paid in cash	(31,493)	(14,064)

Net cash provided by (used in) financing activities	129,076	255,860

Net increase (decrease) in cash and cash equivalents	(8,448)	37,723
Cash and cash equivalents, beginning of period	41,837	8,754

Cash and cash equivalents, end of period	$33,389	$46,477

Supplemental disclosures:
Offering expenses and debt issuance costs due	$—	$1,893
Interest paid during the period	$6,794	$3,562
Dividends declared during the period	$27,280	$17,735
Reinvestment of dividends	$128	$45

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of June 30, 2016

(dollar amounts in thousands)

(unaudited)

Investments—non-controlled/non-affiliated (1)	Industry	Interest Rate	Maturity Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
First Lien Debt (79.45%)
Access CIG, LLC (2) (3) (4) (13)	Business Services	6.00%	10/17/2021	$18,429	$18,305	$18,377	2.79%
AF Borrower LLC (Accuvant) (2) (3) (4) (13)	High Tech Industries	6.25	1/28/2022	16,195	15,989	16,195	2.46
Alpha Packaging Holdings, Inc. (2) (3) (4) (13)	Containers, Packaging & Glass	5.25	5/12/2020	11,380	11,370	11,224	1.71
Anaren, Inc. (2) (3) (4) (13)	Telecommunications	5.50	2/18/2021	10,925	10,849	10,804	1.64
APX Group, Inc. (5) (8)	Consumer Services	6.38	12/1/2019	10,000	9,776	9,900	1.50
Audax AAMP Holdings, Inc. (2) (3) (4) (13)	Durable Consumer Goods	6.50	6/24/2017	10,725	10,677	10,504	1.60
BAART Programs, Inc. (2) (4)	Healthcare & Pharmaceuticals	8.21	10/9/2021	7,444	7,388	7,552	1.15
Blue Bird Body Company (2) (3) (4) (8) (13)	Transportation: Consumer	6.50	6/26/2020	8,013	7,720	8,006	1.22
Brooks Equipment Company, LLC (2) (3) (4) (13)	Construction & Building	6.00	8/29/2020	7,007	6,963	6,909	1.05
Capstone Logistics Acquisition, Inc. (2) (3) (4) (13)	Transportation: Cargo	5.50	10/7/2021	19,478	19,325	19,091	2.90
Captive Resources Midco, LLC (2) (3) (4) (5) (9) (13)	Banking, Finance, Insurance & Real Estate	6.75	6/30/2020	29,200	28,786	28,950	4.40
Castle Management Borrower LLC (Highgate Hotels L.P.) (2) (3) (4) (13)	Hotel, Gaming & Leisure	5.50	9/18/2020	9,554	9,492	9,277	1.41
Central Security Group, Inc. (2) (3) (4) (5) (13)	Consumer Services	6.63	10/6/2020	28,804	28,407	29,075	4.42
Colony Hardware Corporation (2) (3) (4) (5) (13)	Construction & Building	7.00	10/23/2021	17,124	16,871	17,124	2.60
CRCI Holdings Inc. (CLEAResult Consulting, Inc.) (2) (3) (4) (13)	Utilities: Electric	5.25	7/10/2019	5,880	5,865	5,820	0.89
Dent Wizard International Corporation (2) (3) (4) (13)	Automotive	5.75	4/7/2020	7,641	7,611	7,586	1.15
Derm Growth Partners III, LLC (Dermatology Associates) (2) (3) (4) (5) (13) (18)	Healthcare & Pharmaceuticals	7.50	5/31/2022	30,310	29,729	29,821	4.53
Dimensional Dental Management, LLC (2) (3) (5) (12) (15)	Healthcare & Pharmaceuticals	8.00	2/12/2021	18,000	17,566	17,924	2.72
Emerging Markets Communications, LLC (2) (3) (4) (13)	Telecommunications	6.75	7/1/2021	17,820	16,262	17,998	2.74
EP Minerals, LLC (2) (3) (4) (13)	Metals & Mining	5.50	8/20/2020	10,316	10,280	10,193	1.55
EIP Merger Sub, LLC (Evolve IP) (2) (3) (4) (5) (12)	Telecommunications	7.25	6/7/2021	23,750	23,055	23,111	3.51
FCX Holdings Corp. (2) (3) (4) (13)	Capital Equipment	5.50	8/4/2020	9,939	9,934	9,755	1.48
Genex Holdings, Inc. (2) (3) (13)	Banking, Finance, Insurance & Real Estate	5.25	5/30/2021	4,221	4,207	4,175	0.64
Global Software, LLC (2) (3) (4) (5)	High Tech Industries	6.50	5/2/2022	16,250	15,943	16,029	2.44
Green Energy Partners/Stonewall LLC (2) (3) (5) (13)	Energy: Electricity	6.50	11/13/2021	16,600	16,465	16,630	2.53
Hummel Station LLC (2) (3) (5) (13)	Energy: Electricity	7.00	10/27/2022	21,000	20,221	21,000	3.19
Imagine! Print Solutions, LLC (2) (3) (4) (5) (13)	Media: Advertising, Printing & Publishing	7.00	3/30/2022	18,554	18,282	18,739	2.85
Imperial Bag & Paper Co. LLC (2) (3) (4) (5) (13)	Forest Products & Paper	7.00	1/7/2022	21,331	21,044	21,544	3.27
Indra Holdings Corp. (Totes Isotoner) (2) (3) (5) (13)	Non-durable Consumer Goods	5.25	5/1/2021	14,285	14,182	12,780	1.94
International Medical Group, Inc.(2) (3) (5) (12)	Banking, Finance, Insurance & Real Estate	5.75	10/30/2020	30,000	29,460	29,589	4.50
Jackson Hewitt Inc. (2) (3) (4) (13)	Retail	8.00	7/30/2020	14,504	14,259	14,494	2.20
Language Line, LLC (2) (3) (4) (13)	Telecommunications	6.50	7/7/2021	22,197	22,007	22,142	3.37

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of June 30, 2016

(dollar amounts in thousands)

(unaudited)

Investments—non-controlled/non-affiliated (1)	Industry	Interest Rate	Maturity Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
First Lien Debt (79.45%) (continued)
Miller Heiman, Inc. (2) (3) (4) (13)	Business Services	7.00%	9/30/2019	$18,844	$18,673	$12,782	1.94%
Ministry Brands, LLC (2) (3) (5) (10)	High Tech Industries	8.00	11/20/2021	1,588	1,568	1,569	0.24
Ministry Brands, LLC (2) (3) (5) (12)	High Tech Industries	8.00	11/20/2021	27,082	26,699	27,524	4.18
MSX International, Inc. (2) (3) (4) (13)	Automotive	6.00	8/21/2020	9,499	9,431	9,440	1.43
National Technical Systems, Inc. (2) (3) (4) (5) (13) (14)	Aerospace & Defense	7.25	6/12/2021	25,805	25,506	24,965	3.79
NES Global Talent Finance US LLC (United Kingdom) (2)(3)(4)(8)(13)	Energy: Oil & Gas	6.50	10/3/2019	11,563	11,424	10,895	1.66
Paradigm Acquisition Corp. (2) (3) (4) (5) (13)	Business Services	6.00	6/2/2022	23,364	23,059	23,149	3.52
Pelican Products, Inc. (2) (3) (4) (13)	Containers, Packaging & Glass	5.25	4/11/2020	7,643	7,656	7,420	1.13
Plano Molding Company, LLC (2) (3) (4) (5) (13)	Hotel, Gaming & Leisure	7.00	5/12/2021	22,374	22,196	21,862	3.32
Product Quest Manufacturing, LLC (2) (3) (4) (5) (12)	Containers, Packaging & Glass	6.75	9/9/2020	28,000	27,520	26,793	4.07
Prowler Acquisition Corp. (Pipeline Supply and Service, LLC) (2) (3) (4)	Wholesale	5.50	1/28/2020	10,854	10,787	7,984	1.21
PSC Industrial Holdings Corp (2) (3) (4) (13)	Environmental Industries	5.75	12/5/2020	11,820	11,730	11,644	1.77
PSI Services LLC (2) (3) (4) (5) (12)	Business Services	8.00	2/27/2021	27,927	27,293	27,491	4.18
Reliant Pro Rehab, LLC (2) (3) (5) (12)	Healthcare & Pharmaceuticals	11.00	12/29/2017	22,444	22,108	22,278	3.39
SolAero Technologies Corp. (2) (3) (5)	Telecommunications	6.25	12/10/2020	9,104	9,030	8,763	1.33
SolAero Technologies Corp. (2) (3) (4)	Telecommunications	6.25	12/10/2020	10,827	10,751	10,421	1.58
Synarc-Biocore Holdings, LLC (2) (3) (4) (13)	Healthcare & Pharmaceuticals	5.50	3/10/2021	13,196	13,103	12,947	1.97
TASC, Inc. (2) (3) (4) (8) (13)	Aerospace & Defense	7.00	5/23/2020	17,888	17,324	17,858	2.71
Teaching Strategies, LLC (2) (3) (4) (13)	Media: Advertising, Printing & Publishing	6.13	10/1/2019	13,551	13,509	13,500	2.05
The Hilb Group, LLC (2) (3) (5) (12) (19)	Banking, Finance, Insurance & Real Estate	6.75	6/24/2021	27,177	26,565	26,972	4.10
The Hygenic Corporation (Performance Health) (2) (3) (4) (13)	Non-durable Consumer Goods	7.50	10/11/2020	15,840	15,656	15,840	2.41
The SI Organization, Inc. (2) (3) (4) (13)	Aerospace & Defense	5.75	11/23/2019	8,620	8,565	8,566	1.30
The Topps Company, Inc. (2) (3) (4) (13)	Non-durable Consumer Goods	7.25	10/2/2018	10,934	10,878	10,934	1.66
TK USA Enterprises, Inc. (2) (3) (5) (20)	Construction & Building	6.00	4/4/2022	—	(66)	(35)	0.00
TruckPro, LLC (2) (3) (4) (13)	Automotive	6.00	8/6/2018	9,488	9,459	9,401	1.43
U.S. Farathane, LLC (2) (3) (4) (13)	Automotive	5.75	12/23/2021	1,975	1,942	1,961	0.30
Vetcor Professional Practices, LLC (2) (3) (4) (5) (13) (16)	Consumer Services	7.25	4/20/2021	21,319	20,930	21,099	3.21
Violin Finco S.A.R.L. (Alexander Mann Solutions)
(United Kingdom) (2) (3) (4) (8) (13)	Business Services	5.75	12/20/2019	10,518	10,455	10,518	1.60
Vistage Worldwide, Inc. (2) (3) (4) (13)	Business Services	6.50	8/19/2021	29,438	29,178	29,308	4.46
Vitera Healthcare Solutions, LLC (2) (3) (4) (13)	Healthcare & Pharmaceuticals	6.00	11/4/2020	9,389	9,327	8,935	1.36
Zest Holdings, LLC (2) (3) (4) (13)	Durable Consumer Goods	5.25	8/16/2020	9,530	9,530	9,292	1.41

First Lien Debt Total					$960,076	$954,394	145.06%

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of June 30, 2016

(dollar amounts in thousands)

(unaudited)

Investments—non-controlled/non-affiliated (1)	Industry	Interest Rate	Maturity Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
Second Lien Debt (18.27%)
AF Borrower LLC (Accuvant) (2) (3) (5)	High Tech Industries	10.00%	1/30/2023	$8,000	$7,930	$7,400	1.13%
AIM Group USA Inc. (2) (3) (5) (13)	Aerospace & Defense	10.00	8/2/2022	23,000	22,682	21,379	3.25
Allied Security Holdings LLC (2) (3) (5) (13)	Business Services	8.00	8/13/2021	8,000	7,952	8,000	1.22
AmeriLife Group, LLC (2) (3) (5)	Banking, Finance, Insurance & Real Estate	9.75	1/10/2023	20,000	19,638	19,072	2.90
Argon Medical Devices, Inc. (2) (3) (4) (5)	Healthcare & Pharmaceuticals	10.50	6/23/2022	24,000	23,329	24,238	3.68
Berlin Packaging L.L.C. (2) (3) (5) (13)	Containers, Packaging & Glass	7.75	9/30/2022	9,200	9,142	8,993	1.37
Charter NEX US Holdings, Inc. (2) (3) (5) (13)	Chemicals, Plastics & Rubber	9.25	2/5/2023	7,394	7,298	7,242	1.10
Confie Seguros Holding II Co. (2) (3) (5)	Banking, Finance, Insurance & Real Estate	10.25	5/8/2019	12,000	11,908	11,310	1.72
DiversiTech Corporation (2) (3) (5) (13)	Capital Equipment	9.00	11/19/2022	8,400	8,299	8,114	1.23
Drew Marine Group Inc. (2) (3) (4) (5)	Chemicals, Plastics & Rubber	8.00	5/19/2021	12,500	12,480	12,005	1.83
Genex Holdings, Inc. (2) (3) (5)	Banking, Finance, Insurance & Real Estate	8.75	5/30/2022	7,990	7,910	7,739	1.18
Genoa, a QoL Healthcare Company, LLC (2) (3) (5) (13)	Retail	8.75	4/28/2023	9,900	9,811	9,594	1.46
Institutional Shareholder Services Inc. (2) (3) (5) (13)	Banking, Finance, Insurance & Real Estate	8.50	4/29/2022	12,500	12,402	11,994	1.82
Jazz Acquisition, Inc. (Wencor) (2) (3) (5) (13)	Aerospace & Defense	7.75	6/19/2022	6,700	6,675	5,282	0.80
Landslide Holdings, Inc. (LANDesk Software) (2) (3) (13)	Software	8.25	2/25/2021	3,500	3,481	3,364	0.51
MRI Software, LLC (2) (3) (5)	Software	9.00	6/23/2022	11,250	11,102	10,832	1.65
Phillips-Medisize Corporation (2) (3) (5) (13)	Chemicals, Plastics & Rubber	8.25	6/16/2022	5,000	4,961	4,726	0.72
Power Stop, LLC (5) (17)	Automotive	11.00	5/29/2022	10,000	9,821	9,943	1.51
Prime Security Services Borrower, LLC (Protection One, Inc.)(2) (3) (5)	Consumer Services	9.75	7/1/2022	6,700	6,612	6,742	1.02
Prowler Acquisition Corp. (Pipeline Supply and Service, LLC) (2) (3) (5)	Wholesale	9.50	7/28/2020	3,000	2,957	849	0.13
Systems Maintenance Services Holding, Inc. (2) (3) (4)	High Tech Industries	9.25	10/18/2020	6,000	5,962	5,894	0.90
TASC, Inc. (5) (8)	Aerospace & Defense	12.00	5/21/2021	6,000	5,897	6,010	0.91
Vitera Healthcare Solutions, LLC (2) (3) (4)	Healthcare & Pharmaceuticals	9.25	11/4/2021	2,000	1,978	1,863	0.28
Watchfire Enterprises, Inc. (2) (3) (5) (13)	Media: Advertising, Printing & Publishing	9.00	10/2/2021	7,000	6,927	6,798	1.03

Second Lien Debt Total					$227,154	$219,383	33.35%

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of June 30, 2016

(dollar amounts in thousands)

(unaudited)

Investments—non-controlled/non-affiliated (1)	Industry	Maturity Date	Par Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
Structured Finance Obligations (0.67%) (5) (8) (11)
1776 CLO I, Ltd., Subordinated Notes	Structured Finance	5/8/2020	$11,750	$7,370	$2,144	0.33%
Babson CLO Ltd., 2005-I, Subordinated Notes	Structured Finance	4/15/2019	7,632	333	85	0.01
Clydesdale CLO 2005, Ltd., Subordinated Notes	Structured Finance	12/6/2017	5,750	—	10	0.00
MSIM Peconic Bay, Ltd., Subordinated Notes	Structured Finance	7/20/2019	4,500	1,012	1,063	0.16
Nautique Funding Ltd., Income Notes	Structured Finance	4/15/2020	5,000	2,554	1,938	0.29
Venture VI CDO Limited, Preference Shares	Structured Finance	8/3/2020	7,000	3,156	2,800	0.43

Structured Finance Obligations Total				$14,425	$8,040	1.22%

Investments—non-controlled/non-affiliated (1)	Industry	Par Amount	Cost	Fair Value (7)	Percentage of Net Assets
Equity Investments (0.39%) (5)
Derm Growth Partners III, LLC (Dermatology Associates)	Healthcare & Pharmaceuticals	$1,000	$1,000	$1,025	0.16%
Global Software, LLC	High Tech Industries	1,000	1,001	1,002	0.15
Power Stop, LLC	Automotive	7	715	888	0.13
The Hilb Group, LLC	Banking, Finance, Insurance & Real Estate	1,500	1,500	1,788	0.27

Equity Investments Total			$4,216	$4,703	0.71%

Investments—controlled/affiliated	Industry	Interest Rate	Maturity Date	Par Amount/ LLC Interest	Cost	Fair Value (7)	Percentage of Net Assets
Investment Fund (1.22%) (8)
Middle Market Credit Fund, LLC, Mezzanine Loan (2) (5) (17) (21)	Investment Fund	10.15%	6/24/2017	$1,000	$1,000	$1,000	0.15%
Middle Market Credit Fund, LLC, Subordinated Loan and Member’s Interest (5) (21)	Investment Fund	0.001	3/1/2021	14,001	14,001	13,714	2.09

Investment Fund Total					$15,001	$14,714	2.24%

Total investments					$1,220,872	$1,201,234	182.58%

(1)	Unless otherwise indicated, issuers of debt and equity investments held by Carlyle GMS Finance, Inc. (“GMS Finance” or the “Company”) are domiciled in the United States and issuers of structured finance obligations are domiciled in the Cayman Islands. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of June 30, 2016, the Company does not “control” any of these portfolio companies.

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of June 30, 2016

(dollar amounts in thousands)

(unaudited)

Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of June 30, 2016, the Company is not an “affiliated person” of any of these portfolio companies.
(2)	Variable rate loans to the portfolio companies and variable rate notes of structured finance obligations bear interest at a rate that may be determined by reference to either LIBOR or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), which generally resets quarterly. For each such loan and note, the Company has provided the interest rate in effect as of June 30, 2016.
(3)	Loan includes interest rate floor feature.
(4)	Denotes that all or a portion of the assets are owned by the Company’s wholly-owned subsidiary, Carlyle GMS Finance SPV LLC (the “Borrower Sub”). The Borrower Sub has entered into a senior secured revolving credit facility (as amended, the “Revolving Credit Facility”). The lenders of the Revolving Credit Facility have a first lien security interest in substantially all of the assets of the Borrower Sub (see Note 6, Borrowings). Accordingly, such assets are not available to creditors of the Company or Carlyle GMS Finance MM CLO 2015-1 LLC (the “2015-1 Issuer”), a wholly-owned and consolidated subsidiary of the Company.
(5)	Denotes that all or a portion of the assets are owned by the Company. The Company has entered into a senior secured revolving credit facility (as amended, the “Facility”). The lenders of the Facility have a first lien security interest in substantially all of the portfolio investments held by the Company (see Note 6, Borrowings). Accordingly, such assets are not available to creditors of the Borrower Sub or the 2015-1 Issuer.
(6)	Amortized cost represents original cost, including origination fees, adjusted for the accretion/amortization of discounts/premiums, as applicable, on debt investments using the effective interest method. Equity tranche collateralized loan obligation (“CLO”) fund investments, which are referred to as “structured finance obligations”, are recorded at amortized cost using the effective interest method.
(7)	Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (see Note 2, Significant Accounting Policies, and Note 3, Fair Value Measurements), pursuant to the Company’s valuation policy.
(8)	The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(9)	Captive Resources Midco, LLC has an undrawn delayed draw term loan of $3,125 par value at LIBOR + 5.75%, 1.00% floor, and an undrawn revolver of $1,875 par value at LIBOR + 5.75%, 1.00% floor. An unused rate of 1.25% and 0.50% is charged on the delayed draw term loan and revolver principal, respectively, while undrawn.
(10)	The Company receives less than the stated interest rate of this loan as a result of an agreement among lenders. The interest rate reduction is 2.75% on Ministry Brands, LLC. Pursuant to the agreement among lenders in respect of this loan, this investment represents a first lien/first out loan, which has first priority ahead of the first lien/last out loan with respect to principal, interest and other payments.
(11)	As of June 30, 2016, the Company has a greater than 25% but less than 50% equity or subordinated notes ownership interest in certain structured finance obligations. These investments have governing documents that preclude the Company from controlling management of the entity and therefore the Company has determined that the issuer of the investment is not a controlled affiliate or a non-controlled affiliate because the investments are not “voting securities”.
(12)	In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company is entitled to receive additional interest as a result of an agreement among lenders as follows: Dimensional Dental Management, LLC (4.77%), Evolve IP (3.75%), International Medical Group, Inc. (6.42%), Ministry Brands, LLC (2.75%), Product Quest Manufacturing, LLC (3.27%), PSI Services LLC (4.50%), Reliant Pro Rehab, LLC (nil) and The Hilb Group, LLC (4.75%). Pursuant to the agreement among lenders in respect of this loan, this investment represents a first lien/last out loan, which has a secondary priority behind the first lien/first out loan with respect to principal, interest and other payments.
(13)	Denotes that all or a portion of the assets are owned by the 2015-1 Issuer and secure the notes issued in connection with a $400 million term debt securitization completed by the Company on June 26, 2015 (see Note 7, 2015-1 Notes). Accordingly, such assets are not available to the creditors of the Borrower Sub or the Company.
(14)	National Technical Systems, Inc. has an undrawn delayed draw term loan of $4,469 par value at LIBOR + 6.25%, 1.00% floor, and an undrawn revolver of $2,031 par value at LIBOR + 6.25%, 1.00% floor. An unused rate of 1.00% and 0.50% is charged on the delayed draw term loan and revolver principal, respectively, while undrawn.
(15)	Dimensional Dental Management, LLC has an undrawn last out delayed draw term loan of $2,507 par value at LIBOR + 7.00%, 1.00% floor. An unused rate of 1.00% is charged on the delayed draw term loan principal while undrawn.

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of June 30, 2016

(dollar amounts in thousands)

(unaudited)

(16)	Vetcor Professional Practices, LLC has an undrawn delayed draw term loan of $6,850 par value at LIBOR + 6.25%, 1.00% floor. An unused rate of 1.00% is charged on the principal while undrawn.
(17)	Represents a corporate mezzanine loan, which is subordinated to senior secured term loans of the portfolio company/investment fund.
(18)	Dermatology Associates has an undrawn delayed draw term loan of $7,270 par value at LIBOR + 6.50%, 1.00% floor, and an undrawn revolver of $2,420 par value at LIBOR + 6.50%, 1.00% floor. An unused rate of 1.00% is charged on the delayed draw term loan and the revolver principal while undrawn.
(19)	The Hilb Group, LLC has an undrawn last out delayed draw term loan of $6,315 par value at LIBOR + 5.75%, 1.00% floor. An unused rate of 1.00% is charged on the delayed draw term loan principal while undrawn.
(20)	TK USA Enterprises, Inc. has an undrawn revolver of $4,750 par value at LIBOR + 5.00%, 1.00% floor. An unused rate of 0.50% is charged on the principal while undrawn.
(21)	Under the Investment Company Act, the Company is deemed to be an “affiliated person” of and “control” this investment fund because the Company owns more than 25% of the investment fund’s outstanding voting securities and/or has the power to exercise control over management or policies of such investment fund. See Note 5, Middle Market Credit Fund, LLC, for more details.

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of June 30, 2016

(dollar amounts in thousands)

(unaudited)

As of June 30, 2016, investments at fair value consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$960,076	$954,394	79.45%
Second Lien Debt	227,154	219,383	18.27
Structured Finance Obligations	14,425	8,040	0.67
Equity Investments	4,216	4,703	0.39
Investment Fund	15,001	14,714	1.22

Total	$1,220,872	$1,201,234	100.00%

The industrial composition of investments at fair value as of June 30, 2016 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$86,649	$84,060	7.00%
Automotive	38,979	39,219	3.26
Banking, Finance, Insurance & Real Estate	142,376	141,589	11.79
Business Services	134,915	129,625	10.79
Capital Equipment	18,233	17,869	1.49
Chemicals, Plastics & Rubber	24,739	23,973	2.00
Construction & Building	23,768	23,998	2.00
Consumer Services	65,725	66,816	5.56
Containers, Packaging & Glass	55,688	54,430	4.53
Durable Consumer Goods	20,207	19,796	1.65
Energy: Electricity	36,686	37,630	3.13
Energy: Oil & Gas	11,424	10,895	0.91
Environmental Industries	11,730	11,644	0.97
Forest Products & Paper	21,044	21,544	1.79
Healthcare & Pharmaceuticals	125,528	126,583	10.54
High Tech Industries	75,092	75,613	6.29
Hotel, Gaming & Leisure	31,688	31,139	2.59
Investment Fund	15,001	14,714	1.22
Media: Advertising, Printing & Publishing	38,718	39,037	3.25
Metals & Mining	10,280	10,193	0.85
Non-durable Consumer Goods	40,716	39,554	3.29
Retail	24,070	24,088	2.01
Software	14,583	14,196	1.18
Structured Finance	14,425	8,040	0.67
Telecommunications	91,954	93,239	7.76
Transportation: Cargo	19,325	19,091	1.59
Transportation: Consumer	7,720	8,006	0.67
Utilities: Electric	5,865	5,820	0.48
Wholesale	13,744	8,833	0.74

Total	$1,220,872	$1,201,234	100.00%

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of June 30, 2016

(dollar amounts in thousands)

(unaudited)

The geographical composition of investments at fair value as of June 30, 2016 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Cayman Islands	$14,425	$8,040	0.67%
United Kingdom	21,879	21,413	1.78
United States	1,184,568	1,171,781	97.55

Total	$1,220,872	$1,201,234	100.00%

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2015

(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)	Industry	Interest Rate	Maturity Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
First Lien Debt (75.53%)
Access CIG, LLC (2) (3) (4) (13)	Business Services	6.00%	10/17/2021	$18,522	$18,388	$18,291	3.20%
AF Borrower LLC (Accuvant) (2) (3) (5) (13)	High Tech Industries	6.25	1/28/2022	16,277	16,055	15,829	2.77
Alpha Packaging Holdings, Inc. (2) (3) (4) (13)	Containers, Packaging & Glass	5.25	5/12/2020	11,409	11,398	11,180	1.96
Anaren, Inc. (2) (3) (4) (13)	Telecommunications	5.50	2/18/2021	10,981	10,898	10,759	1.88
APX Group, Inc. (5) (8)	Consumer Services	6.38	12/1/2019	10,000	9,749	9,575	1.67
Audax AAMP Holdings, Inc. (2) (3) (4) (13)	Durable Consumer Goods	6.50	6/24/2017	11,025	10,954	10,885	1.90
BAART Programs, Inc. (2) (4)	Healthcare & Pharmaceuticals	8.07	10/9/2021	7,481	7,422	7,556	1.32
Blue Bird Body Company (2) (3) (4) (8) (13)	Transportation: Consumer	6.50	6/26/2020	9,491	9,110	9,361	1.64
Brooks Equipment Company, LLC (2) (3) (4) (13)	Construction & Building	6.35	8/29/2020	7,209	7,160	7,097	1.24
Capstone Logistics Acquisition, Inc. (2) (3) (4) (13)	Transportation: Cargo	5.50	10/7/2021	19,750	19,582	19,134	3.35
Captive Resources Midco, LLC (2) (3) (4) (9) (13)	Banking, Finance, Insurance & Real Estate	6.75	6/30/2020	29,350	28,890	28,900	5.05
Castle Management Borrower LLC (Highgate Hotels L.P.) (2) (3) (4) (13)	Hotel, Gaming & Leisure	5.50	9/18/2020	9,878	9,807	9,535	1.67
Central Security Group, Inc. (2) (3) (4) (13)	Consumer Services	6.25	10/6/2020	24,750	24,444	23,884	4.18
Colony Hardware Corporation (2) (3) (5) (13)	Construction & Building	7.00	10/23/2021	13,000	12,787	12,861	2.25
CRCI Holdings Inc. (CLEAResult Consulting, Inc.) (2) (3) (4) (13)	Utilities: Electric	5.25	7/10/2019	5,910	5,892	5,704	1.00
Dent Wizard International Corporation (2) (3) (4) (13)	Automotive	5.75	4/7/2020	7,809	7,775	7,591	1.33
Emerging Markets Communications, LLC (2) (3) (4) (13)	Telecommunications	6.75	7/1/2021	17,910	16,225	16,882	2.95
EP Minerals, LLC (2) (3) (4) (13)	Metals & Mining	5.50	8/20/2020	10,369	10,329	10,168	1.78
FCX Holdings Corp. (2) (3) (4) (13)	Capital Equipment	5.50	8/4/2020	10,047	10,041	9,862	1.72
Genex Holdings, Inc. (2) (3) (13)	Banking, Finance, Insurance & Real Estate	5.25	5/30/2021	4,243	4,227	4,164	0.73
Green Energy Partners/Stonewall LLC (2) (3) (5) (13)	Energy: Electricity	6.50	11/13/2021	16,600	16,456	16,354	2.86
Hummel Station LLC (2) (3) (5)	Energy: Electricity	7.00	10/27/2022	21,000	20,174	20,553	3.59
Indra Holdings Corp. (Totes Isotoner) (2) (3) (5) (13)	Non-durable Consumer Goods	5.25	5/1/2021	14,285	14,173	13,818	2.42
International Medical Group, Inc.(2) (3) (5) (12)	Banking, Finance, Insurance & Real Estate	5.75	10/30/2020	30,000	29,415	30,276	5.30
Jackson Hewitt Inc. (2) (3) (4) (13)	Retail	8.00	7/30/2020	14,800	14,526	14,600	2.55
Language Line, LLC (2) (3) (4) (13)	Telecommunications	6.50	7/7/2021	23,896	23,675	23,697	4.14
Miller Heiman, Inc. (2) (3) (4) (13)	Business Services	6.75	9/30/2019	19,094	18,901	16,904	2.96
Ministry Brands, LLC (2) (3) (5) (10) (18)	High Tech Industries	8.00	11/20/2021	936	926	901	0.16
Ministry Brands, LLC (2) (3) (5) (12) (19)	High Tech Industries	8.00	11/20/2021	17,471	17,190	17,371	3.04
MSX International, Inc. (2) (3) (4) (13)	Automotive	6.00	8/21/2020	9,499	9,424	9,218	1.61

The accompanying notes are an integral part of these consolidated financial statements.

vCARLYLE GMS FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of December 31, 2015

(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)	Industry	Interest Rate	Maturity Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
First Lien Debt (75.53%) (continued)
National Technical Systems, Inc. (2) (3) (4) (5) (13) (14)	Aerospace & Defense	7.00%	6/12/2021	$25,935	$25,609	$24,919	4.36%
NES Global Talent Finance US LLC (United Kingdom) (2) (3) (4) (8) (13)	Energy: Oil & Gas	6.50	10/3/2019	11,875	11,715	11,327	1.98
Paradigm Acquisition Corp. (2) (3) (5) (13)	Business Services	6.00	6/2/2022	23,482	23,154	22,984	4.02
Pelican Products, Inc. (2) (3) (4) (13)	Containers, Packaging & Glass	5.25	4/11/2020	7,817	7,832	7,444	1.30
Plano Molding Company, LLC (2) (3) (5) (13)	Hotel, Gaming & Leisure	7.00	5/12/2021	22,487	22,294	21,779	3.81
Product Quest Manufacturing, LLC (2) (3) (4) (5) (12)	Containers, Packaging & Glass	6.75	9/9/2020	28,000	27,477	27,810	4.86
Prowler Acquisition Corp. (Pipeline Supply and Service, LLC) (2) (3) (4)	Wholesale	5.50	1/28/2020	10,911	10,836	9,736	1.70
PSC Industrial Holdings Corp (2) (3) (4) (13)	Environmental Industries	5.75	12/5/2020	11,880	11,782	11,622	2.03
PSI Services LLC (2) (3) (4) (5) (12)	Business Services	8.00	2/27/2021	23,471	22,885	23,933	4.19
SolAero Technologies Corp. (2) (3) (4)	Telecommunications	5.75	12/10/2020	10,827	10,744	10,511	1.84
SolAero Technologies Corp. (2) (3) (13)	Telecommunications	6.25	12/10/2020	9,104	9,023	8,887	1.55
Synarc-Biocore Holdings, LLC (2) (3) (4) (13)	Healthcare & Pharmaceuticals	5.50	3/10/2021	13,264	13,162	12,599	2.20
Systems Maintenance Services Holding, Inc. (2) (3) (13)	High Tech Industries	5.00	10/18/2019	2,193	2,187	2,155	0.38
TASC, Inc. (2) (3) (4) (8) (13)	Aerospace & Defense	7.00	5/23/2020	18,351	17,713	17,916	3.13
Teaching Strategies, LLC (2) (3) (4) (13)	Media: Advertising, Printing & Publishing	6.00	10/1/2019	13,953	13,904	13,844	2.42
The Hilb Group, LLC (2) (3) (5) (12) (13) (15)	Banking, Finance, Insurance & Real Estate	6.75	6/24/2021	23,458	22,850	23,555	4.12
The Hygenic Corporation (Performance Health) (2) (3) (4) (13)	Non-durable Consumer Goods	6.00	10/11/2020	15,920	15,721	15,368	2.69
The SI Organization, Inc. (2) (3) (4) (13)	Aerospace & Defense	5.75	11/23/2019	8,778	8,716	8,724	1.53
The Topps Company, Inc. (2) (3) (4) (13)	Non-durable Consumer Goods	7.25	10/2/2018	11,395	11,326	11,395	1.99
TruckPro, LLC (2) (3) (4) (13)	Automotive	6.00	8/6/2018	9,683	9,648	9,546	1.67
U.S. Farathane, LLC (2) (3) (4) (13)	Automotive	6.75	12/23/2021	15,818	15,535	15,586	2.73
Vetcor Professional Practices, LLC (2) (3) (4) (5) (13) (16)	Consumer Services	7.00	4/20/2021	11,085	10,983	11,034	1.93
Violin Finco S.A.R.L. (Alexander Mann Solutions) (United Kingdom) (2) (3) (4) (8) (13)	Business Services	5.75	12/20/2019	11,252	11,176	11,241	1.97
Vistage Worldwide, Inc. (2) (3) (4) (13)	Business Services	6.50	8/19/2021	29,813	29,529	29,505	5.16
Vitera Healthcare Solutions, LLC (2) (3) (4) (13)	Healthcare & Pharmaceuticals	6.00	11/4/2020	9,437	9,369	9,107	1.59
Zest Holdings, LLC (2) (3) (4) (13)	Durable Consumer Goods	5.00	8/16/2020	9,694	9,694	9,597	1.69

First Lien Debt Total					$800,857	$795,034	139.06%

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of December 31, 2015

(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)	Industry	Interest Rate	Maturity Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
Second Lien Debt (19.98%)
AF Borrower LLC (Accuvant) (2) (3) (5)	High Tech Industries	10.00%	1/30/2023	$8,000	$7,927	$7,666	1.34%
Allied Security Holdings LLC (2) (3) (5) (13)	Business Services	8.00	8/13/2021	8,000	7,948	7,460	1.30
AmeriLife Group, LLC (2) (3) (5)	Banking, Finance, Insurance & Real Estate	9.75	1/10/2023	20,000	19,619	19,598	3.44
Argon Medical Devices, Inc. (2) (3) (4) (5)	Healthcare & Pharmaceuticals	12.00	6/23/2022	24,000	23,294	23,354	4.09
Berlin Packaging L.L.C. (2) (3) (5) (13)	Containers, Packaging & Glass	7.75	10/1/2022	9,200	9,139	8,694	1.52
Charter NEX US Holdings, Inc. (2) (3) (5) (13)	Chemicals, Plastics & Rubber	9.25	2/5/2023	10,000	9,864	9,459	1.65
Confie Seguros Holding II Co. (2) (3) (5)	Banking, Finance, Insurance & Real Estate	10.25	5/8/2019	12,000	11,896	11,820	2.07
Creganna Finance (US) LLC (Ireland) (2) (3) (5) (8)	Healthcare & Pharmaceuticals	9.00	6/1/2022	9,900	9,814	9,740	1.70
DiversiTech Corporation (2) (3) (5) (13)	Capital Equipment	9.00	11/19/2022	8,400	8,294	8,131	1.42
Drew Marine Group Inc. (2) (3) 4) (5)	Chemicals, Plastics & Rubber	8.00	5/19/2021	12,500	12,478	11,743	2.05
Genex Holdings, Inc. (2) (3) (5)	Banking, Finance, Insurance & Real Estate	8.75	5/30/2022	7,990	7,906	7,390	1.29
Genoa, a QoL Healthcare Company, LLC (2) (3) (5) (13)	Retail	8.75	4/28/2023	9,900	9,807	9,523	1.67
Institutional Shareholder Services Inc. (2) (3) (5) (13)	Banking, Finance, Insurance & Real Estate	8.50	4/30/2022	12,500	12,397	12,014	2.10
Jazz Acquisition, Inc. (Wencor) (2) (3) (5) (13)	Aerospace & Defense	7.75	6/19/2022	6,700	6,674	5,759	1.01
Landslide Holdings, Inc. (LANDesk Software) (2) (3) (13)	Software	8.25	2/25/2021	3,500	3,480	3,113	0.54
MRI Software, LLC (2) (3) (5)	Software	9.00	6/23/2022	11,250	11,093	10,890	1.91
Phillips-Medisize Corporation (2) (3) (5) (13)	Chemicals, Plastics & Rubber	8.25	6/16/2022	5,000	4,958	4,700	0.82
Power Stop, LLC (5) (17)	Automotive	11.00	5/29/2022	10,000	9,811	10,080	1.76
Prime Security Services Borrower, LLC (Protection One, Inc.) (2) (3) (5)	Consumer Services	9.75	7/1/2022	6,700	6,607	6,271	1.10
Prowler Acquisition Corp. (Pipeline Supply and Service, LLC) (2) (3) (5)	Wholesale	9.50	7/28/2020	3,000	2,953	2,493	0.44
Systems Maintenance Services Holding, Inc. (2) (3) (4)	High Tech Industries	9.25	10/18/2020	6,000	5,959	5,860	1.02
TASC, Inc. (5) (8)	Aerospace & Defense	12.00	5/21/2021	6,000	5,891	6,075	1.06
Vitera Healthcare Solutions, LLC (2) (3) (4) (13)	Healthcare & Pharmaceuticals	9.25	11/4/2021	2,000	1,976	1,784	0.31
Watchfire Enterprises, Inc. (2) (3) (5) (13)	Media: Advertising, Printing & Publishing	9.00	10/2/2021	7,000	6,923	6,779	1.19

Second Lien Debt Total					$216,708	$210,396	36.80%

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

CARLYLE GMS FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of December 31, 2015

(dollar amounts in thousands)

(2)	Variable rate loans to the portfolio companies and variable rate notes of structured finance obligations bear interest at a rate that may be determined by reference to either LIBOR or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), which generally resets quarterly. For each such loan and note, the Company has provided the interest rate in effect as of December 31, 2015.
(3)	Loan includes interest rate floor feature.
(4)	Denotes that all or a portion of the assets are owned by the Borrower Sub. The Borrower Sub has entered into the Revolving Credit Facility. The lenders of the Revolving Credit Facility have a first lien security interest in substantially all of the assets of the Borrower Sub (see Note 6, Borrowings). Accordingly, such assets are not available to creditors of the Company or the 2015-1 Issuer.
(5)	Denotes that all or a portion of the assets are owned by the Company. The Company has entered into the Facility. The lenders of the Facility have a first lien security interest in substantially all of the portfolio investments held by the Company (see Note 6, Borrowings). Accordingly, such assets are not available to creditors of the Borrower Sub or the 2015-1 Issuer.
(6)	Amortized cost represents original cost, including origination fees, adjusted for the accretion/amortization of discounts/premiums, as applicable, on debt investments using the effective interest method. Equity tranche CLO fund investments, which are referred to as “structured finance obligations”, are recorded at amortized cost using the effective interest method.
(7)	Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (see Note 2, Significant Accounting Policies, and Note 3, Fair Value Measurements), pursuant to the Company’s valuation policy.
(8)	The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(9)	Captive Resources Midco, LLC has an undrawn delayed draw term loan of $3,125 par value at LIBOR + 5.75%, 1.00% floor, and an undrawn revolver of $1,875 par value at LIBOR + 5.75%, 1.00% floor. An unused rate of 1.25% and 0.50% is charged on the delayed draw term loan and revolver principal, respectively, while undrawn.
(10)	The Company receives less than the stated interest rate of this loan as a result of an agreement among lenders. Pursuant to the agreement among lenders in respect of this loan, this investment represents a first lien/first out loan, which has first priority ahead of the first lien/last out loan with respect to principal, interest and other payments.
(11)	As of December 31, 2015, the Company has a greater than 25% but less than 50% equity or subordinated notes ownership interest in certain structured finance obligations. These investments have governing documents that preclude the Company from controlling management of the entity and therefore the Company has determined that the issuer of the investment is not a controlled affiliate or a non-controlled affiliate because the investments are not “voting securities”.
(12)	In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company is entitled to receive additional interest as a result of an agreement among lenders. Pursuant to the agreement among lenders in respect of this loan, this investment represents a first lien/last out loan, which has a secondary priority behind the first lien/first out loan with respect to principal, interest and other payments.
(13)	Denotes that all or a portion of the assets are owned by the 2015-1 Issuer and secure the notes issued in connection with a $400 million term debt securitization completed by the Company on June 26, 2015 (see Note 7, 2015-1 Notes). Accordingly, such assets are not available to the creditors of the Borrower Sub or the Company.
(14)	National Technical Systems, Inc. has an undrawn delayed draw term loan of $4,469 par value at LIBOR + 6.00%, 1.00% floor, and an undrawn revolver of $2,031 par value at LIBOR + 6.00%, 1.00% floor. An unused rate of 1.00% and 0.50% is charged on the delayed draw term loan and revolver principal, respectively, while undrawn.
(15)	The Hilb Group, LLC has an undrawn delayed draw term loan of $10,034 par value at LIBOR + 5.75%, 1.00% floor. An unused rate of 1.00% is charged on the principal while undrawn.
(16)	Vetcor Professional Practices LLC has an undrawn delayed draw term loan of $1,473 par value at LIBOR + 6.00%, 1.00% floor. An unused rate of 1.00% is charged on the principal while undrawn.
(17)	Represents a corporate mezzanine loan, which is subordinated to senior secured term loans of the portfolio company.
(18)	Ministry Brands, LLC has an undrawn first out delayed draw term loan of $64 par value at LIBOR + 7.00%, 1.00% floor. An unused rate of 1.00% is charged on the delayed draw term loan principal while undrawn.
(19)	Ministry Brands, LLC has an undrawn last out delayed draw term loan of $1,530 par value at LIBOR + 7.00%, 1.00% floor. An unused rate of 1.00% is charged on the delayed draw term loan principal while undrawn.

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

As of June 30, 2016

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

GMS Finance’s investment objective is to generate current income and capital appreciation primarily through debt investments in U.S. middle market companies, which the Company defines as companies with approximately $10 million to $100 million of earnings before interest, taxes, depreciation and amortization (“EBITDA”). GMS Finance seeks to achieve its investment objective by investing primarily in first lien senior secured loans (which may include stand-alone first lien loans; first lien/last out loans, which are loans that have a secondary priority behind first lien/first out loans; “unitranche” loans, which are loans that combine features of first lien, second lien or subordinated loans, generally in a first lien position; and secured corporate bonds with features similar to the features of these categories of first lien loans) and second lien senior secured loans (which may include senior secured loans, and, to a lesser extent, secured corporate bonds, with a secondary priority behind first lien loans) (collectively, “Middle Market Senior Loans”). The Middle Market Senior Loans are generally made to private U.S. middle market companies that are, in many cases, controlled by private equity firms. Depending on market conditions, GMS Finance expects that between 70% and 80% of the value of its assets will be invested in Middle Market Senior Loans, with the balance invested in higher-yielding investments, which may include middle market junior loans such as corporate mezzanine loans, equity co-investments, broadly syndicated first lien and second lien senior secured loans, high-yield bonds, structured finance obligations and/or other opportunistic investments. GMS Finance expects that the composition of its portfolio will change over time given Carlyle GMS Investment Management L.L.C.’s (the “Investment Adviser”) view on, among other things, the economic and credit environment (including with respect to interest rates) in which the Company is operating.

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

On February 29, 2016, the Company and Credit Partners USA LLC (“Credit Partners”) entered into an amended and restated limited liability company agreement (as amended, the “Limited Liability Company Agreement”) to co-manage Middle Market Credit Fund, LLC (“Credit Fund”). Credit Fund primarily invests in first lien loans of middle-market companies. Credit Fund is managed by a six-member board of managers, on which the Company and Credit Partners each have equal representation. The Company and Credit Partners each have 50% economic ownership of Credit Fund and have commitments to fund, from time to time, capital of up to $400,000 each. Refer to Note 5, Middle Market Credit Fund, LLC, for details.

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

The interim financial statements have been prepared in accordance with US GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with US GAAP are omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of consolidated financial statements for the interim period presented have been included. These adjustments are of a normal, recurring nature. This Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2015. The results of operations for the three month and six month periods ended June 30, 2016 are not necessarily indicative of the operating results to be expected for the full year.

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

The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. As of June 30, 2016 and December 31, 2015 and for the three month and six month periods ended June 30, 2016 and 2015, no loans in the portfolio contained PIK provisions.

Interest income from investments in the “equity” class of collateralized loan obligation (“CLO”) funds, which are included in “structured finance obligations”, is recorded based upon an estimation of an effective yield to expected maturity utilizing assumed cash flows in accordance with Accounting Standards Codification (“ASC”) 325-40, Beneficial Interests in Securitized Financials Assets. We monitor the expected cash inflows from our CLO equity investments, including the expected residual payments and the effective yield is determined and updated at least quarterly. In estimating these cash flows, there are a number of assumptions that are subject to uncertainties, including the amount and timing of principal payments which are impacted by prepayments, repurchases, defaults, delinquencies and liquidations of or within the CLO funds. These uncertainties are difficult to predict and are subject to future events that could have impacted the Company’s estimates if the information was known at the time. As a result, actual results may differ significantly from these estimates.

Other Income

Other income may include income such as consent, waiver, amendment, and syndication fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive fees for guaranteeing the outstanding debt of a portfolio company. Such fees will be amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in other assets in the accompanying Consolidated Statements of Assets and Liabilities. For the three month and six month periods ended June 30, 2016, the Company earned $1,670 and $2,669, respectively, in other income. For the three month and six month periods ended June 30, 2015, the Company earned $111 and $474, respectively, in other income.

Non-Accrual Income

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid current and, in management’s judgment, are likely to remain current. Management may not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2016 and December 31, 2015 and for the three month and six month periods ended June 30, 2016 and 2015, no loans in the portfolio were on non-accrual status.

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

Deferred financing costs also include capitalized expenses including structuring and arrangement fees related to the offering of the 2015-1 Notes. These costs are presented as a direct deduction to the carrying amount of the 2015-1 Notes. Amortization of deferred financing costs for the 2015-1 Notes is computed on the effective yield method over the term of the 2015-1 Notes. The amortization of such costs is included in interest expense in the accompanying Consolidated Statements of Operations.

The 2015-1 Notes are recorded at carrying value, which approximates fair value.

Organization and Offering Costs

The Company agreed to reimburse the Investment Adviser for initial organization and offering costs incurred on behalf of GMS Finance up to $1,500. As of June 30, 2016 and December 31, 2015, $1,500 of organization and offering costs had been incurred by GMS Finance and $57 of excess organization and offering costs had been incurred by the Investment Adviser since inception. The $1,500 of incurred organization and offering costs are allocated to all stockholders based on their respective capital commitment and are re-allocated amongst all stockholders at the time of each capital drawdown subsequent to the Initial Closing. The Company’s organization costs incurred are expensed and the offering costs are charged against equity when incurred.

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

Securities/instruments that are illiquid or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of the Investment Adviser or GMS Finance’s Board of Directors, does not represent fair value shall each be valued as of the measurement date using all techniques appropriate under the circumstances and for which sufficient data is available. These valuation techniques may vary by investment and include comparable public market valuations, comparable precedent transaction valuations and/or discounted cash flow analyses. The process generally used to determine the applicable value is as follows: (i) the value of each portfolio company or investment is initially reviewed by the investment professionals responsible for such portfolio company or investment and, for non-traded investments, a standardized template designed to approximate fair market value based on observable market inputs, updated credit statistics and unobservable inputs is used to determine a preliminary value, which is also reviewed alongside consensus pricing, where available; (ii) preliminary valuation conclusions are documented and reviewed by a valuation committee comprised of members of senior management; (iii) the Board of Directors engages a third-party valuation firm to provide positive assurance on portions of the Middle Market Senior Loans and equity investments portfolio each quarter (such that each non-traded investment other than Credit Fund and the 2015-1 Issuer is reviewed by a third-party valuation firm at least once on a rolling twelve month basis) including a review of management’s preliminary valuation and conclusion on fair value; (iv) the Audit Committee of the Board of Directors (the “Audit Committee”) reviews the assessments of the Investment Adviser and the third-party valuation firm and provides the Board of Directors with any recommendations with respect to changes to the fair value of each investment in the portfolio; and (v) the Board of Directors discusses the valuation recommendations of the Audit Committee and determines the fair value of each investment in the portfolio in good faith based on the input of the Investment Adviser and, where applicable, the third-party valuation firm.

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

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of June 30, 2016 and December 31, 2015.

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

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the three month and six month periods ended June 30, 2016 and 2015, there were no transfers between levels.

The following tables summarize the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of June 30, 2016 and December 31, 2015:

	June 30, 2016
	Level I	Level II	Level III	Total
Assets
First Lien Debt	$—	$9,900	$944,494	$954,394
Second Lien Debt	—	—	219,383	219,383
Structured Finance Obligations	—	—	8,040	8,040
Equity Investments	—	—	4,703	4,703

Subtotal	$—	$9,900	$1,176,620	$1,186,520

Investments measured at net asset value (1)				$14,714

Total				$1,201,234

	December 31, 2015
	Level I	Level II	Level III	Total
Assets
First Lien Debt	$—	$9,575	$785,459	$795,034
Second Lien Debt	—	—	210,396	210,396
Structured Finance Obligations	—	—	44,812	44,812
Equity Investments	—	—	2,424	2,424

Total	$—	$9,575	$1,043,091	$1,052,666

(1)	Amount represents the Company’s investments in Credit Fund. The fair value of these investments has been estimated using the net asset value of the Company’s ownership interests in Credit Fund.

The changes in the Company’s investments at fair value for which the Company has used Level III inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level III investments still held are as follows:

		Financial Assets For the three month period ended June 30, 2016
	First Lien Debt	Second Lien Debt	Structured Finance Obligations	Equity Investments	Total
Balance, beginning of period	$873,670	$227,890	$30,355	$2,795	$1,134,710
Purchases	124,852	—	—	2,001	126,853
Sales	(39,106)	—	(20,652)	—	(59,758)
Paydowns	(21,450)	(12,493)	(5,257)	—	(39,200)
Accretion of discount	910	189	—	—	1,099
Net realized gains (losses)	167	—	(6,189)	—	(6,022)
Net change in unrealized appreciation (depreciation)	5,451	3,797	9,783	(93)	18,938

Balance, end of period	$944,494	$219,383	$8,040	$4,703	$1,176,620

Net change in unrealized appreciation (depreciation) included in earnings related to investments still held as of June 30, 2016 included in net change in unrealized appreciation (depreciation) on investments non-controlled/non-affiliated on the Consolidated Statements of Operations	$5,397	$3,797	$987	$(93)	$10,088

		Financial Assets For the three month period ended June 30, 2015
	First Lien Debt	Second Lien Debt	Structured Finance Obligations	Equity Investments	Total
Balance, beginning of period	$582,393	$118,198	$78,131	$—	$778,711
Purchases	167,679	58,419	2,240	2,215	230,553
Sales	(9,857)	—	(5,110)	—	(14,967)
Paydowns	(90,728)	—	(3,192)	—	(93,920)
Accretion of discount	840	36	5	—	881
Net realized gains (losses)	205	—	388	—	593
Net change in unrealized appreciation (depreciation)	1,074	1,158	(1,292)	—	940

Balance, end of period	$651,606	$177,811	$71,170	$2,215	$902,802

Net change in unrealized appreciation (depreciation) included in earnings related to investments still held as of June 30, 2015 included in net change in unrealized appreciation (depreciation) on investments non-controlled/non-affiliated on the Consolidated Statements of Operations	$579	$1,158	$(1,252)	$—	$485

		Financial Assets For the six month period ended June 30, 2016
	First Lien Debt	Second Lien Debt	Structured Finance Obligations	Equity Investments	Total
Balance, beginning of period	$785,459	$210,396	$44,812	$2,424	$1,043,091
Purchases	223,654	33,488	—	2,001	259,143
Sales	(41,299)	(10,835)	(30,457)	—	(82,591)
Paydowns	(24,776)	(12,493)	(5,257)	—	(42,526)
Accretion of discount	1,442	286	(31)	—	1,697
Net realized gains (losses)	171	—	(9,770)	—	(9,599)
Net change in unrealized appreciation (depreciation)	(157)	(1,459)	8,743	278	7,405

Balance, end of period	$944,494	$219,383	$8,040	$4,703	$1,176,620

Net change in unrealized appreciation (depreciation) included in earnings related to investments still held as of June 30, 2016 included in net change in unrealized appreciation (depreciation) on investments non-controlled/non-affiliated on the Consolidated Statements of Operations	$(189)	$(1,533)	$(458)	$278	$(1,902)

		Financial Assets For the six month period ended June 30, 2015
	First Lien Debt	Second Lien Debt	Structured Finance Obligations	Equity Investments	Total
Balance, beginning of period	$505,212	$107,874	$76,001	$—	$689,087
Purchases	253,976	68,272	10,059	2,215	334,522
Sales	(9,857)	—	(8,421)	—	(18,278)
Paydowns	(103,076)	—	(5,129)	—	(108,205)
Accretion of discount	1,117	61	10	—	1,188
Net realized gains (losses)	207	—	122	—	329
Net change in unrealized appreciation (depreciation)	4,207	1,604	(1,472)	—	4,159

Balance, end of period	$651,606	$177,811	$71,170	$2,215	$902,802

Net change in unrealized appreciation (depreciation) included in earnings related to investments still held as of June 30, 2015 included in net change in unrealized appreciation (depreciation) on investments non-controlled/non-affiliated on the Consolidated Statements of Operations	$3,436	$1,604	$(1,755)	$—	$3,285

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

Investments in investment fund are valued using the net asset value of the Company’s ownership interest in the funds.

The following tables summarize the quantitative information related to the significant unobservable inputs for Level III instruments which are carried at fair value as of June 30, 2016 and December 31, 2015:

	Fair Value as of June 30, 2016	Valuation Techniques	Significant Unobservable Inputs	Range		Weighted Average
				Low	High
Investments in First Lien Debt	$848,005	Discounted Cash Flow	Discount Rate	5.19%	21.97%	8.35%
	96,489	Consensus Pricing	Indicative Quotes	95.17	100.00	99.19

Total First Lien Debt	944,494

Investments in Second Lien Debt	165,352	Discounted Cash Flow	Discount Rate	8.11%	13.06%	10.33%
	53,181	Consensus Pricing	Indicative Quotes	92.50	100.63	96.96
	850	Income Approach	Discount Rate	15.99%	15.99%	15.99%
		Market Approach	Comparable Multiple	6.59x	7.21x	6.90x

Total Second Lien Debt	219,383

Investments in Structured Finance Obligations	6,882	Discounted Cash Flow	Discount Rate	18.30%	19.30%	18.62%
			Default Rate	0.64	1.31	1.00
			Prepayment Rate	13.05	35.00	24.51
			Recovery Rate	64.91	70.00	67.86
	1,158	Consensus Pricing	Indicative Quotes	0.18	23.63	21.76

Total Structured Finance Obligations	8,040

Investments in Equity	4,703	Income Approach	Discount Rate	9.21%	12.89%	10.40%
		Market Approach	Comparable Multiple	9.11x	10.62x	10.27x

Total Equity Investments	4,703

Total Level III Investments	$1,176,620

	Fair Value as of December 31, 2015	Valuation Techniques	Significant Unobservable Inputs	Range		Weighted Average
				Low	High
Investments in First Lien Debt	$618,172	Discounted Cash Flow	Discount Rate	5.57%	13.37%	8.19%
	167,287	Consensus Pricing	Indicative Quotes	96.50	99.38	97.97

Total First Lien Debt	785,459

Investments in Second Lien Debt	161,907	Discounted Cash Flow	Discount Rate	9.37%	15.44%	10.56%
	48,489	Consensus Pricing	Indicative Quotes	93.25	101.25	96.86

Total Second Lien Debt	210,396

Investments in Structured Finance Obligations	43,016	Discounted Cash Flow	Discount Rate	13.00%	17.50%	14.05%
			Default Rate	0.19	1.56	1.09
			Prepayment Rate	18.16	40.00	22.09
			Recovery Rate	69.27	75.00	74.36
	1,796	Consensus Pricing	Indicative Quotes	0.18	63.00	59.69

Total Structured Finance Obligations	44,812

Investments in Equity	2,424	Income Approach	Discount Rate	10.19%	10.90%	10.42%
		Market Approach	Comparable Multiple	9.94x	11.09x	10.71x

Total Equity Investments	2,424

Total Level III Investments	$1,043,091

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

Financial instruments disclosed but not carried at fair value

The following table presents the carrying value and fair value of the Company’s secured borrowings disclosed but not carried at fair value as of June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured borrowings	$305,313	$305,313	$234,313	$234,313

Total	$305,313	$305,313	$234,313	$234,313

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

The following table represents the carrying values (before debt issuance costs) and fair values of the Company’s 2015-1 Notes disclosed but not carried at fair value as of June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Aaa/AAA Class A-1A Notes	$160,000	$158,411	$160,000	$157,200
Aaa/AAA Class A-1B Notes	40,000	39,796	40,000	39,700
Aaa/AAA Class A-1C Notes	27,000	27,267	27,000	26,823
Aa2 Class A-2 Notes	46,000	45,412	46,000	45,122

Total	$273,000	$270,886	$273,000	$268,845

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

Prior to a Qualified IPO, from time to time, CGMSIM intends to pay certain individuals providing services to CGMSIM, including individuals who serve as our executive officer and/or director and individuals who are members of the CGMSIM team managing our investments (the “CGMSIM Investment Team”), a portion of each installment of the gross incentive fees that CGMSIM receives from us in consideration of their services on behalf of CGMSIM, with approximately 25% of the net after-tax amount paid to such members being paid in the form of newly issued shares of common stock purchased from us. In addition, following the completion of a Qualified IPO, from time to time, CGMSIM intends to purchase shares of our common stock in the open market at a purchase price, in the aggregate, equal to approximately 25% of each installment of the net after- tax incentive fees that CGMSIM receives from us, subject to market conditions. CGMSIM may then distribute those shares to individuals eligible for such payment in consideration of their services on behalf of CGMSIM.

For the three month and six month periods ended June 30, 2016, base management fees were $2,897 and $5,657, respectively (net of waiver of $1,448 and $2,828, respectively), incentive fees related to pre-incentive fee net investment income were $3,366 and $6,356, respectively, and there were no incentive fees related to realized capital gains. For the three month and six month periods ended June 30, 2015, base management fees were $2,054 and $3,869, respectively (net of waiver of $1,026 and $1,934, respectively), incentive fees related to pre-incentive fee net investment income were $1,986 and $3,606, respectively, and there were no incentive fees related to realized capital gains. For the three month and six month periods ended June 30, 2016 and 2015, there were no accrued capital gains incentive fees based upon the cumulative net realized and unrealized appreciation (depreciation) as of June 30, 2016 and 2015, respectively. The accrual for any capital gains incentive fee under US GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual.

As of June 30, 2016 and December 31, 2015, $11,944 and $5,277, respectively, was included in base management and incentive fees payable in the accompanying Consolidated Statements of Assets and Liabilities.

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

For the three month and six month periods ended June 30, 2016, GMS Finance incurred $198 and $346, respectively, and for the three month and six month periods ended June 30, 2015, GMS Finance incurred $188 and $300, respectively, in fees under the Administrative Agreement, which were included in administrative service fees in the accompanying Consolidated Statements of Operations. As of June 30, 2016 and December 31, 2015, $135 and $97, respectively, was unpaid and included in administrative service fees payable in the accompanying Consolidated Statements of Assets and Liabilities.

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

For the three month and six month periods ended June 30, 2016, fees incurred in connection with the Sub-Administration Agreement, which amounted to $148 and $288, respectively, were included in other general and administrative in the accompanying Consolidated Statements of Operations. For the three month and six month periods ended June 30, 2015, fees incurred in connection with the Sub-Administration Agreement, which amounted to $128 and $219, respectively, were included in other general and administrative in the accompanying Consolidated Statements of Operations. As of June 30, 2016 and December 31, 2015, $288 and $138, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.

Placement Fees

On April 3, 2013, the Company entered into a placement fee arrangement with TCG Securities, L.L.C. (“TCG”), a licensed broker-dealer and an affiliate of the Investment Adviser, which may require stockholders to pay a placement fee to TCG for TCG’s services.

For the three month and six month periods ended June 30, 2016, TCG earned placement fees of $3 and $6, respectively, from GMS Finance stockholders in connection with the issuance or sale of the Company’s common stock. For the three month and six month periods ended June 30, 2015, TCG earned placement fees of $1 and $2, respectively, from GMS Finance stockholders in connection with the issuance or sale of the Company’s common stock.

Board of Directors

GMS Finance’s Board of Directors currently consists of six members, four of whom are Independent Directors. The Board of Directors has established an Audit Committee consisting of its Independent Directors and a Pricing Committee of the Board of Directors (the “Pricing Committee”), and may establish additional committees in the future. For the three month and six month periods ended June 30, 2016, GMS Finance incurred $144 and $264, respectively and for the three month and six month periods ended June 30, 2015, GMS Finance incurred $106 and $207 respectively, in fees and expenses associated with its Independent Directors, the Audit Committee and the Pricing Committee. As of June 30, 2016 and December 31, 2015, $0 was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities. As of June 30, 2016 and December 31, 2015, current directors had committed $607 in capital commitments to the Company.

Transactions

On May 13, 2016, the Company sold an investment to a wholly-owned subsidiary of Credit Fund for proceeds of $20,038. The Company had no realized gain or loss on this trade. See Note 5, Middle Market Credit Fund, LLC, for further information about Credit Fund.

5. MIDDLE MARKET CREDIT FUND, LLC

Overview

On February 29, 2016, the Company and Credit Partners entered into the Limited Liability Company Agreement to co-manage Credit Fund, an unconsolidated Delaware limited liability company. Credit Fund primarily invests in first lien loans of middle-market companies. Credit Fund is managed by a six-member board of managers, on which the Company and Credit Partners each have equal representation. The Company and Credit Partners each have 50% economic ownership of Credit Fund and have commitments to fund, from time to time, capital of up to $400,000 each. Funding of such commitments generally requires the approval of the board of Credit Fund, including the board members appointed by the Company.

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

Middle Market Credit Fund SPV, LLC (the “Credit Fund Sub”), a Delaware limited liability company, was formed on April 5, 2016. The Credit Fund Sub primarily invests in first lien loans of middle-market companies. The Credit Fund Sub is a wholly-owned subsidiary of Credit Fund and is consolidated in Credit Fund’s consolidated financial statements commencing from the date of its formation.

Selected Financial Data

Since inception of Credit Fund and through June 30, 2016, the Company and Credit Partners each made capital contributions of $1 in members’ equity and $14,000 in subordinated loans to Credit Fund. Additionally, Credit Fund borrowed $1,000 in mezzanine loans under a revolving credit facility with the Company (the “Credit Fund Facility”). As of June 30, 2016, Credit Fund had subordinated loans and members’ capital of $27,429 and mezzanine loans of $1,000. The Company’s ownership interest in such subordinated loans and members’ capital was $13,714 and in mezzanine loans was $1,000.

As of June 30, 2016, Credit Fund held cash and cash equivalents totaling $20,283.

As of June 30, 2016, Credit Fund had total investments at fair value of $144,423, which was comprised of first lien senior secured loans to 9 portfolio companies. As of June 30, 2016 and for the three month and six month periods ended June 30, 2016, no loans in Credit Fund’s portfolio were on non-accrual status or contained PIK provisions. The portfolio companies in Credit Fund are U.S. middle market companies in industries similar to those in which the Company may invest directly. Additionally, as of June 30, 2016, Credit Fund had commitments to fund various undrawn revolvers and delayed draw investments to its portfolio companies totaling $4,397.

Below is a summary of Credit Fund’s portfolio, followed by a listing of the loans in Credit Fund’s portfolio as of June 30, 2016:

As of June 30, 2016
Senior secured loans (1)	$146,685
Weighted average yields of senior secured loans based on amortized cost (2)	6.07%
Number of portfolio companies in Credit Fund	9

(1)	At par/principal amount.
(2)	Weighted average yields do not include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of June 30, 2016. Actual yields earned over the life of each investment could differ materially from the yields presented above.

Consolidated Schedule of Investments as of June 30, 2016
Investments (1)	Industry	Interest Rate	Maturity Date	Par/Principal Amount	Amortized Cost (5)	Fair Value (6)
First Lien Debt (100.00% of fair value)
DYK Prime Acquisition LLC (2) (3) (4)	Chemicals, Plastics & Rubber	5.75%	4/1/2022	$5,925	$5,881	$5,815
EIP Merger Sub, LLC (Evolve IP) (2) (3) (4) (7)	Telecommunications	7.25	6/7/2021	23,125	22,431	22,447
Generation Brands Holdings, Inc. (2) (3) (4)	Durable Consumer Goods	6.00	6/10/2022	20,000	19,803	19,776
Jensen Hughes, Inc. (2) (3) (4) (8)	Utilities: Electric	6.00	12/4/2021	20,285	20,038	20,071
Kestra Financial, Inc. (2) (3) (4)	Banking, Finance, Insurance & Real Estate	6.25	6/24/2022	20,000	19,715	19,636
Netsmart Technologies, Inc. (2) (3) (4)	High Tech Industries	5.75	4/19/2023	15,400	15,249	15,339
PAI Holdco, Inc. (Parts Authority) (2) (3) (4)	Automotive	5.75	12/30/2022	10,000	9,915	9,751
Pasternack Enterprises, Inc. (Infinite RF) (2) (3) (4)	Capital Equipment	6.00	5/27/2022	12,000	11,895	11,784
TK USA Enterprises, Inc. (2) (3) (4)	Construction & Building	6.00	4/4/2023	19,950	19,660	19,804

First Lien Debt Total					$144,587	$144,423

(1)	Unless otherwise indicated, issuers of debt investments held by Credit Fund are domiciled in the United States
(2)	Variable rate loans to the portfolio companies bear interest at a rate that may be determined by reference to either LIBOR or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), which generally resets quarterly. For each such loan, Credit Fund has provided the interest rate in effect as of June 30, 2016.
(3)	Loan includes interest rate floor feature.
(4)	Denotes that all or a portion of the assets are owned by the Credit Fund Sub. The Credit Fund Sub has entered into a senior secured revolving credit facility (the “Credit Fund Sub Facility”). The lenders of the Credit Fund Sub Facility have a first lien security interest in substantially all of the assets of the Credit Fund Sub. Accordingly, such assets are not available to creditors of the Credit Fund, the Company or Credit Partners.
(5)	Amortized cost represents original cost, including origination fees, adjusted for the accretion/amortization of discounts/premiums, as applicable, on debt investments using the effective interest method.
(6)	Fair value is determined in good faith by or under the discretion of the board of managers of Credit Fund, pursuant to Credit Fund’s valuation policy, which is substantially similar to the valuation policy of the Company provided in Note 3, Fair Value Measurements.
(7)	Credit Fund receives less than the stated interest rate of this loan as a result of an agreement among lenders. The interest rate reduction is 1.25% on Evolve IP. Pursuant to the agreement among lenders in respect of this loan, this investment represents a first lien/first out loan, which has first priority ahead of the first lien/last out loan with respect to principal, interest and other payments.
(8)	Jensen Hughes, Inc. has an undrawn delayed draw term loan of $2,397 par value at LIBOR + 5.00%, 1.00% floor, and an undrawn revolver of $2,000 par value at LIBOR + 5.00%, 1.00% floor. An unused rate of 1.00% is charged on the delayed draw term loan and the revolver principal while undrawn.

Below is certain summarized consolidated financial information for Credit Fund as of June 30, 2016 and for the three and six months ended June 2016. Credit Fund did not commence operations until May 2016.

June 30, 2016
(unaudited)
Selected Consolidated Balance Sheet Information
ASSETS
Investments, at fair value (amortized cost of $144,587)	$144,423
Cash and other assets	23,125

Total assets	$167,548

LIABILITIES AND MEMBERS’ EQUITY
Secured borrowings	$18,850
Mezzanine loans	1,000
Other liabilities	120,269
Subordinated loans and members’ equity	27,429

Liabilities and members’ equity	$167,548

For the three and six month periods ended June 30, 2016
Selected Consolidated Statement of Operations Information:
Total investment income	$16

Expenses
Interest and credit facility expenses	38
Other expenses	387

Total expenses	425

Net investment income (loss)	(409)

Net change in unrealized appreciation (depreciation) on investments	(164)

Net increase (decrease) resulting from operations	$(573)

Debt

Credit Fund Facility

The Credit Fund closed on June 24, 2016 on a revolving credit facility, the Credit Fund Facility, from which Credit Fund may from time to time request mezzanine loans from the Company. The maximum principal amount of the Credit Fund Facility is $100,000.

During the six month period ended June 30, 2016, there were mezzanine loans of $1,000 under the Credit Fund Facility. As of June 30, 2016, there was $1,000 in mezzanine loans outstanding.

Credit Fund Sub Facility

The Credit Fund Sub closed on June 24, 2016 on the Credit Fund Sub Facility. The Credit Fund Sub Facility provides for secured borrowings during the applicable revolving period up to an amount equal to $220,000, with an accordion feature that can increase the aggregate maximum credit commitment up to an amount not to exceed $1,400,000. The Facility is secured by a first lien security interest in substantially all of the portfolio investments held by the Credit Fund Sub and the Company and Credit Partner’s unfunded capital commitments.

During the six month period ended June 30, 2016, there were secured borrowings of $18,850 under the Credit Fund Sub Facility. As of June 30, 2016, there was $18,850 in secured borrowings outstanding.

6. BORROWINGS

In accordance with the Investment Company Act, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 200% after such borrowing. As of June 30, 2016 and December 31, 2015, asset coverage was 213.77%, and 212.70%, respectively. During the six month period ended June 30, 2016, there were secured borrowings of $225,000 under the Revolving Credit Facility and Facility and repayments of $154,000 under the Facility. During the six month period ended June 30, 2015, there were secured borrowings of $223,700 under the Revolving Credit Facility and Facility and repayments of $397,183 under the Revolving Credit Facility and Facility. As of June 30, 2016 and December 31, 2015, there was $305,313 and $234,313, respectively, in secured borrowings outstanding.

Revolving Credit Facility

The Borrower Sub closed on May 24, 2013 on the Revolving Credit Facility, which was subsequently amended on June 30, 2014, June 19, 2015 and June 9, 2016. The Revolving Credit Facility provides for secured borrowings during the applicable revolving period up to an amount equal to the lesser of $400,000 (the borrowing base as calculated pursuant to the terms of the Revolving Credit Facility) and the amount of net cash proceeds and unpledged capital commitments the Company has received, with an accordion feature that can, subject to certain conditions, increase the aggregate maximum credit commitment up to an amount not to exceed $750,000, subject to restrictions imposed on borrowings under the Investment Company Act and certain restrictions and conditions set forth in the Revolving Credit Facility, including adequate collateral to support such borrowings. The Revolving Credit Facility has a revolving period through May 23, 2019 and a maturity date of May 22, 2021. Borrowings under the Revolving Credit Facility bear interest initially at the applicable commercial paper rate (if the lender is a conduit lender) or LIBOR (or, if applicable, a rate based on the prime rate or federal funds rate) plus 2.00% per year through May 23, 2018, with a pre-determined future interest rate increase of 0.50% during the final year of the revolving period and pre-determined future interest rate increases of 0.875%-1.75% over the two years following the end of the revolving period. The Borrower Sub is also required to pay an undrawn commitment fee of between 0.25% and 0.75% per year depending on the usage of the Revolving Credit Facility. Payments under the Revolving Credit Facility are made quarterly. The lenders have a first lien security interest on substantially all of the assets of the Borrower Sub.

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

As of June 30, 2016 and December 31, 2015, the Borrower Sub was in compliance with all covenants and other requirements of the Revolving Credit Facility.

Facility

The Company closed on March 21, 2014 on the Facility, which was subsequently amended on January 8, 2015 and May 25, 2016 (the “Second Facility Amendment”). The maximum principal amount of the Facility is $170,000, subject to availability under the Facility, which is based on certain advance rates multiplied by the value of the Company’s portfolio investments (subject to certain concentration limitations) net of certain other indebtedness that the Company may incur in accordance with the terms of the Facility. Proceeds of the Facility may be used for general corporate purposes, including the funding of portfolio investments. Maximum capacity under the Facility may be increased to $225,000 through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Facility includes a $20,000 limit for swingline loans and a $5,000 limit for letters of credit. The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Facility, including amounts drawn in respect of letters of credit, bear interest at either LIBOR plus an applicable spread of 2.25%, or an “alternative base rate” (which is the highest of a prime rate, the federal funds effective rate plus 0.50%, or one month LIBOR plus 1.00%) plus an applicable spread of 1.25%. The Company may elect either the LIBOR or the “alternative base rate” at the time of drawdown, and loans may be converted from one rate to another at any time, subject to certain conditions. The Company also pays a fee of 0.375% on undrawn amounts under the Facility and, in respect of each undrawn letter of credit, a fee and interest rate equal to the then-applicable margin under the Facility while the letter of credit is outstanding. The availability period under the Facility will terminate on March 21, 2020 and the Facility will mature on March 21, 2021. During the period from March 21, 2020 to March 21, 2021, the Company will be obligated to make mandatory prepayments under the Facility out of the proceeds of certain asset sales, other recovery events and equity and debt issuances.

Subject to certain exceptions, the Facility is secured by a first lien security interest in substantially all of the portfolio investments held by the Company and the Company’s unfunded investor equity capital commitments (provided that the amount of unfunded capital commitments ultimately available to the lenders is limited to $100,000). The pledge of unfunded investor equity capital commitments was subject to release once $100,000 of incremental capital had been called and received by the Company subsequent to January 8, 2015. The pledge of unfunded investor equity capital commitments had been released as of June 30, 2016. The Facility includes customary covenants, including certain financial covenants related to asset coverage, shareholders’ equity and liquidity, certain limitations on the incurrence of additional indebtedness and liens, and other maintenance covenants, as well as usual and customary events of default for senior secured revolving credit facilities of this nature.

Related to the Second Facility Amendment, $380 of deferred financing costs (representing the prorated financing costs related to a departing lender) were immediately expensed on May 25, 2016 in lieu of continuing to amortize over the term of the Facility.

As of June 30, 2016 and December 31, 2015, the Company was in compliance with all covenants and other requirements of the Facility.

Summary of Facilities

The facilities of the Company and the Borrower Sub consisted of the following as of June 30, 2016 and December 31, 2015:

	June 30, 2016
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Revolving Credit Facility	$400,000	$190,313	$209,687	$8,457
Facility	170,000	115,000	55,000	55,000

Total	$570,000	$305,313	$264,687	$63,457

	December 31, 2015
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Revolving Credit Facility	$400,000	$170,313	$229,687	$3,155
Facility	150,000	64,000	86,000	86,000

Total	$550,000	$234,313	$315,687	$89,155

(1)	The unused portion is the amount upon which commitment fees are based.
(2)	Available for borrowing based on the computation of collateral to support the borrowings.

As of June 30, 2016 and December 31, 2015, $1,338 and $966, respectively, of interest expense, $304 and $141, respectively, of unused commitment fees and $22 and $22, respectively, of other fees were included in interest and credit facility fees payable. For the three month and six month periods ended June 30, 2016, the weighted average interest rate was 2.63% and 2.62%, respectively, and average principal debt outstanding was $284,246 and $270,708, respectively. For the three month and six month periods ended June 30, 2015, the weighted average interest rate was 2.22% and 2.20%, respectively, and average principal debt outstanding was $363,649 and $345,319, respectively. As of June 30, 2016 and December 31, 2015, the interest rate was 2.82% and 2.37%, respectively, based on floating LIBOR rates.

For the three month and six month periods ended June 30, 2016 and 2015, the components of interest expense and credit facility fees on the facilities were as follows:

	For the three month periods ended		For the six month periods ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Interest expense	$1,892	$2,129	$3,590	$3,909
Facility unused commitment fee	322	135	683	305
Amortization of deferred financing costs	510	281	722	513
Other fees	26	30	52	56

Total interest expense and credit facility fees	$2,750	$2,575	$5,047	$4,683

Cash paid for interest expense	$1,688	$2,112	$3,208	$3,562

7. 2015-1 Notes

On June 26, 2015, the Company completed the 2015-1 Debt Securitization. The 2015-1 Notes were issued by the 2015-1 Issuer, a wholly-owned and consolidated subsidiary of the Company, and are secured by a diversified portfolio of the 2015-1 Issuer consisting primarily of first and second lien senior secured loans. The 2015-1 Debt Securitization was executed through a private placement of the 2015-1 Notes, consisting of $160 million of Aaa/AAA Class A-1A Notes which bear interest at the three-month London Interbank Offered Rate (“LIBOR”) plus 1.85%; $40 million of Aaa/AAA Class A-1B Notes which bear interest at the three-month LIBOR plus 1.75% for the first 24 months and the three-month LIBOR plus 2.05% thereafter; $27 million of Aaa/AAA Class A-1C Notes which bear interest at 3.75%; and $46 million of Aa2 Class A-2 Notes which bear interest at the three month LIBOR plus 2.70%. The 2015-1 Notes were issued at par and are scheduled to mature on July 15, 2027. The Company received 100% of the preferred interests (the “Preferred Interests”) issued by the 2015-1 Issuer on the closing date of the 2015-1 Debt Securitization in exchange for the Company’s contribution to the Issuer of the initial closing date loan portfolio. The Preferred Interests do not bear interest and had a nominal value of $125.9 million at closing. In connection with the contribution, the Company made customary representations, warranties and covenants to the 2015-1 Issuer in the purchase agreement. The Class A-1A, Class A-1B and Class A-1C and Class A-2 Notes are included in the June 30, 2016 consolidated financial statements. The Preferred Interests were eliminated in consolidation.

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

The Investment Adviser serves as collateral manager to the 2015-1 Issuer under a collateral management agreement (the “Collateral Management Agreement”). Pursuant to the Collateral Management Agreement, the 2015-1 Issuer pays management fees (comprised of base management fees, subordinated management fees and incentive management fees) (“Management Fees”) to the Investment Adviser for rendering collateral management services. As per the Collateral Management Agreement, for the period the Company retains all of the Preferred Interests, the Investment Adviser does not earn Management Fees for providing such collateral management services. The Company currently retains all of the Preferred Interests, thus the Investment Adviser did not earn any management fees from the 2015-1 Issuer for the three month and six month periods ended June 30, 2016.

Pursuant to an undertaking by the Company in connection with the 2015-1 Debt Securitization, the Company has agreed to hold on an ongoing basis Preferred Interests with an aggregate dollar purchase price at least equal to 5% of the aggregate outstanding amount of all collateral obligations by the 2015-1 Issuer for so long as any securities of the 2015-1 Issuer remain outstanding. As of June 30, 2016, the Company was in compliance with its undertaking.

The 2015-1 Issuer pays ongoing administrative expenses to the trustee, independent accountants, legal counsel, rating agencies and independent managers in connection with developing and maintaining reports, and providing required services in connection with the administration of the 2015-1 Issuer.

As of June 30, 2016, there were 58 first lien and second lien senior secured loans with a total fair value of approximately $388,751 securing the 2015-1 Notes. The pool of loans in the securitization must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture governing the 2015-1 Notes.

For the six months ended June 30, 2016, the effective annualized weighted average interest rate, which includes amortization of debt issuance costs on the 2015-1 Notes, was 2.82% based on floating LIBOR rates.

For the three month and six month periods ended June 30, 2016 and 2015, the components of interest expense on the 2015-1 Notes were as follows:

	For the three month periods ended		For the six month periods ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Interest expense	$1,882	$88	$3,732	$88
Amortization of deferred financing costs	51	3	102	3

Total interest expense and credit facility fees	$1,933	$91	$3,834	$91

Cash paid for interest expense	$1,879	$—	$3,586	$—

8. COMMITMENTS AND CONTINGENCIES

A summary of significant contractual payment obligations was as follows as of June 30, 2016 and December 31, 2015:

	Revolving Credit Facility and Facility		2015-1 Notes
Payment Due by Period	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Less than 1 Year	$—	$—	$—	$—
1-3 Years	—	—	—	—
3-5 Years	305,313	64,000	—	—
More than 5 Years	—	170,313	273,000	273,000

Total	$305,313	$234,313	$273,000	$273,000

In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification and warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of June 30, 2016 and December 31, 2015 for any such exposure.

As of June 30, 2016 and December 31, 2015, the Company had $1,192,765 and $1,174,340, respectively, in total capital commitments from stockholders, of which $487,538 and $559,214, respectively, was unfunded. As of June 30, 2016, current directors had committed $607 in capital commitments to the Company.

The Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par Value as of
	June 30, 2016	December 31, 2015
Unfunded delayed draw commitments	$30,536	$20,695
Unfunded revolving term loan commitments	11,076	3,906

Total unfunded commitments	$41,612	$24,601

As of June 30, 2016, the Company had remaining commitments to fund, from time to time, capital to Credit Fund of up to $385,999. Funding of such commitments generally requires the approval of the board of Credit Fund, including the board members appointed by the Company. As of June 30, 2016, the Company had remaining commitments to fund, from time to time, mezzanine loans to Credit Fund of up to $99,000, of which $21,038 was available for borrowing based on the computation of collateral to support the borrowings.

9. NET ASSETS

The Company has the authority to issue 200,000,000 shares of common stock, $0.01 per share par value.

During the six month period ended June 30, 2016, the Company issued 4,993,246 shares for $90,229 including reinvestment of dividends. The following table summarizes capital activity during the six month period ended June 30, 2016:

	Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss) on Investments	Accumulated Net Unrealized Appreciation (Depreciation) on Investments	Total Net Assets
	Shares	Amount
Balance, beginning of period	31,524,083	$315	$613,944	$(74)	$(12,994)	$(2,411)	$(27,054)	$571,726
Common stock issued	4,986,373	50	90,051	—	—	—	—	90,101
Reinvestment of dividends	6,873	—	128	—	—	—	—	128
Net investment income (loss)	—	—	—	—	25,426	—	—	25,426
Net realized gain (loss) on investments	—	—	—	—	—	(9,599)	—	(9,599)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	—	7,416	7,416
Dividends declared	—	—	—	—	(27,280)	—	—	(27,280)

Balance, end of period	36,517,329	$365	$704,123	$(74)	$(14,848)	$(12,010)	$(19,638)	$657,918

During the six month period ended June 30, 2015, the Company issued 8,823,238 shares for $171,127. The following table summarizes capital activity during the six month period ended June 30, 2015:

	Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss) on Investments	Accumulated Net Unrealized Appreciation (Depreciation) on Investments	Total Net Assets
	Shares	Amount
Balance, beginning of period	17,932,697	$179	$351,636	$(74)	$(4,388)	$(57)	$(9,039)	$338,257
Common stock issued	8,820,836	89	170,993	—	—	—	—	171,082
Reinvestment of dividends	2,402	—	45	—	—	—	—	45
Net investment income (loss)	—	—	—	—	14,425	—	—	14,425
Net realized gain (loss) on investments	—	—	—	—	—	329	—	329
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	—	4,249	4,249
Dividends declared	—	—	—	—	(17,735)	—	—	(17,735)

Balance, end of period	26,755,935	$268	$522,674	$(74)	$(7,698)	$272	$(4,790)	$510,652

The following table summarizes total shares issued and proceeds received related to capital subscriptions for the Company’s common stock and reinvestment of dividends during the six month period ended June 30, 2016:

	Shares Issued	Proceeds Received
January 22, 2016*	3,885	$74
March 11, 2016	1,815,181	33,000
April 22, 2016*	2,988	54
May 6, 2016	1,510,859	26,999
June 24, 2016	1,660,333	30,102

Total	4,993,246	$90,229

*	Represents shares issued upon the reinvestment of dividends

The following table summarizes total shares issued and proceeds received related to capital subscriptions for the Company’s common stock and reinvestment of dividends during the six month period ended June 30, 2015:

	Shares Issued	Proceeds Received
January 16, 2015	924,977	$18,000
January 26, 2015*	1,051	20
February 26, 2015	2,312,659	45,005
April 21, 2015*	1,351	25
May 1, 2015	1,462,746	28,085
May 22, 2015	1,708,068	33,000
June 25, 2015	2,412,386	46,992

Total	8,823,238	$171,127

*	Represents shares issued upon the reinvestment of dividends

Subscribed but unissued shares are presented in equity with a deduction of subscriptions receivable until cash is received for a subscription. There were no subscribed but unissued shares as of June 30, 2016 and December 31, 2015.

Subscription transactions during the six month periods ended June 30, 2016 and 2015 were executed at an offering price at a premium to net asset value due to the requirement to use prior quarter net asset value as offering price unless it would result in the Company selling shares of its common stock at a price below the current net asset value and also in order to effect a reallocation of organizational costs to subsequent investors. Such subscription transactions increased net asset value by $0.02 per share and $0.10 per share, respectively, for the six month periods ended June 30, 2016 and 2015, respectively.

The Company computes earnings per common share in accordance with ASC 260, Earnings Per Share. Basic earnings per common share were calculated by dividing net increase (decrease) in net assets resulting from operations attributable to the Company by the weighted-average number of common shares outstanding for the period.

Basic and diluted earnings per common share were as follows:

	For the three month periods ended		For the six month periods ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net increase (decrease) in net assets resulting from operations	$25,951	$9,215	$23,243	$19,003
Weighted-average common shares outstanding	34,402,925	23,062,818	33,174,442	21,330,007

Basic and diluted earnings per common share	$0.75	$0.40	$0.70	$0.89

The following table summarizes the Company’s dividends declared and payable since inception through June 30, 2016:

Date Declared	Record Date	Payment Date	Per Share Amount		Total Amount
March 13, 2014	March 31, 2014	April 14, 2014	$0.19		$2,449
June 26, 2014	June 30, 2014	July 14, 2014	$0.27		$3,481
September 12, 2014	September 18, 2014	October 9, 2014	$0.44		$5,956
December 19, 2014	December 29, 2014	January 26, 2015	$0.35		$6,276
March 11, 2015	March 13, 2015	April 17, 2015	$0.37		$7,833
June 24, 2015	June 30, 2015	July 22, 2015	$0.37		$9,902
September 24, 2015	September 24, 2015	October 22, 2015	$0.42		$11,670
December 29, 2015	December 29, 2015	January 22, 2016	$0.40		$12,610
December 29, 2015	December 29, 2015	January 22, 2016	$0.18	(1)	$5,674
March 10, 2016	March 14, 2016	April 22, 2016	$0.40		$13,337
June 8, 2016	June 8, 2016	July 22, 2016	$0.40		$13,943

(1)	Represents a special dividend.

10. CONSOLIDATED FINANCIAL HIGHLIGHTS

The following is a schedule of consolidated financial highlights for the six month periods ended June 30, 2016 and 2015:

	For the six month periods ended
	June 30, 2016	June 30, 2015
Per Share Data:
Net asset value per share, beginning of period	$18.14	$18.86
Net investment income (loss) (1)	0.77	0.68
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	(0.11)	0.19

Net increase (decrease) in net assets resulting from operations	0.66	0.87

Dividends declared (2)	(0.80)	(0.74)
Effect of subscription offering price (3)	0.02	0.10

Net asset value per share, end of period	$18.02	$19.09

Number of shares outstanding, end of period	36,517,329	26,755,936
Total return (4)	3.75%	5.14%
Net assets, end of period	$657,918	$510,652
Ratio to average net assets (5):
Expenses net of waiver, before incentive fees	2.83%	2.55%
Expenses net of waiver, after incentive fees	3.88%	3.40%
Expenses gross of waiver, after incentive fees	4.34%	3.86%
Net investment income (loss) (6)	4.21%	3.39%
Interest expense and credit facility fees	1.47%	1.12%
Ratios/Supplemental Data:
Asset coverage, end of period	213.77%	225.17%
Portfolio turnover	9.36%	16.21%
Total committed capital, end of period	$1,192,765	$1,151,104
Ratio of total contributed capital to total committed capital, end of period	59.13%	45.51%
Weighted-average shares outstanding	33,174,442	21,330,007

(1)	Net investment income (loss) per share was calculated as net investment income (loss) for the period divided by the weighted average number of shares outstanding for the period.
(2)	Dividends declared per share was calculated as the sum of dividends declared during the period divided by the number of shares outstanding at each respective quarter-end date (refer to Note 9).
(3)	Increase is due to offering price of subscriptions during the period (refer to Note 9).
(4)	Total return (not annualized) is based on the change in net asset value per share during the period plus the declared dividends, assuming reinvestment of dividends in accordance with the dividend reinvestment plan, divided by the beginning net asset value for the period. Total return for the six month periods ended June 30, 2016 and 2015 is inclusive of $0.02 and $0.10, respectively, per share increase in net asset value for the periods related to the offering price of subscriptions. Excluding the effects of the higher offering price of subscriptions, total return (not annualized) would have been 3.64% and 4.61%, respectively (refer to Note 9).
(5)	These ratios to average net assets have not been annualized.
(6)	The net investment income ratio is net of the waiver of base management fees.

11. LITIGATION

The Company may become party to certain lawsuits in the ordinary course of business. The Company does not believe that the outcome of current matters, if any, will materially impact the Company or its consolidated financial statements. As of June 30, 2016 and December 31, 2015, the Company was not subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company.

In addition, portfolio investments of the Company could be the subject of litigation or regulatory investigations in the ordinary course of business. The Company does not believe that the outcome of any current contingent liabilities of its portfolio investments, if any, will materially affect the Company or these consolidated financial statements.

12. TAX

The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of June 30, 2016 and December 31, 2015.

In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. As of June 30, 2016 and December 31, 2015, the Company had filed tax returns and therefore is subject to examination.

The Company’s taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate. The estimated tax character of dividends declared for the six month periods ended June 30, 2016 and 2015 was as follows:

	For the six month periods ended
	June 30, 2016	June 30, 2015
Ordinary income	$27,280	$17,735
Tax return of capital	$—	$—

13. SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed below.

Subsequent to June 30, 2016, the Company borrowed $4,000 under the Facility to fund investment acquisitions. The Company also voluntarily repaid $55,588 under the Revolving Credit Facility and Facility.

On July 5, 2016, Credit Fund issued a capital call and delivered capital drawdown notices of $10,000 each to the Company and Credit Partners. Proceeds from the capital call were due, and the related issuance of $20,000 of subordinated loans occurred, on July 12, 2016.

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

GMS Finance’s investment objective is to generate current income and capital appreciation primarily through debt investments in U.S. middle market companies, which we define as companies with approximately $10 million to $100 million of earnings before interest, taxes, depreciation and amortization (“EBITDA”). GMS Finance seeks to achieve its investment objective by investing primarily in first lien senior secured loans (which may include stand-alone first lien loans; first lien/last out loans, which are loans that have a secondary priority behind first lien/first out loans; “unitranche” loans, which are loans that combine features of first lien, second lien or subordinated loans, generally in a first lien position; and secured corporate bonds with features similar to the features of these categories of first lien loans) and second lien senior secured loans (which may include senior secured loans, and, to a lesser extent, secured corporate bonds, with a secondary priority behind first lien loans) (collectively, “Middle Market Senior Loans”). The Middle Market Senior Loans are generally made to private U.S. middle market companies that are, in many cases, controlled by private equity firms. Depending on market conditions, GMS Finance expects that between 70% and 80% of the value of its assets will be invested in Middle Market Senior Loans, with the balance invested in higher-yielding investments, which may include middle market junior loans such as corporate mezzanine loans, equity co-investments, broadly syndicated first lien and second lien senior secured loans, high-yield bonds, structured finance obligations and/or other opportunistic investments. We expect that the composition of our portfolio will change over time given our Investment Adviser’s view on, among other things, the economic and credit environment (including with respect to interest rates) in which we are operating.

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

On February 29, 2016, the Company and Credit Partners USA LLC (“Credit Partners”) entered into an amended and restated limited liability company agreement (as amended, the “Limited Liability Company

Agreement”) to co-manage Middle Market Credit Fund, LLC (“Credit Fund”). Credit Fund primarily invests in first lien loans of middle-market companies. Credit Fund is managed by a six-member board of managers, on which the Company and Credit Partners each have equal representation. The Company and Credit Partners each have 50% economic ownership of Credit Fund and have commitments to fund, from time to time, capital of up to $400,000 each.

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

PORTFOLIO AND INVESTMENT ACTIVITY

The fair value of our investments was approximately $1,201,234 comprised of 87 portfolio companies/structured finance obligations/investment fund as of June 30, 2016. The fair value of our investments was approximately $1,052,666 comprised of 85 portfolio companies/structured finance obligations as of December 31, 2015.

The Company’s investment activity for the three month periods ended June 30, 2016 and 2015 is presented below (information presented herein is at amortized cost unless otherwise indicated):

	For the three month periods ended
	June 30, 2016	June 30, 2015
Investments:
Total investments, beginning of period	$1,182,886	$794,139
New investments purchased	141,853	230,553
Net accretion of discount on securities	1,113	894
Net realized gain (loss) on investments	(6,022)	593
Investments sold or repaid	(98,958)	(108,887)

Total Investments, end of period	$1,220,872	$917,292

Principal amount of investments funded:
First Lien Debt	$126,435	$170,147
Second Lien Debt	—	59,250
Structured Finance Obligations	—	4,000
Equity Investments	2,000	—
Investment Fund	15,000	1,507

Total	$143,435	$234,904

Principal amount of investments sold or repaid:
First Lien Debt	$(59,759)	$(100,388)
Second Lien Debt	(12,506)	—
Structured Finance Obligations	(52,610)	(11,700)

Total	$(124,875)	$(112,088)

Number of new funded investments	14	19
Average new funded investment amount	$10,132	$12,134
Percentage of new funded debt investments at floating rates	100%	96%
Percentage of new funded debt investments at fixed rates	0%	4%

As of June 30, 2016 and December 31, 2015, investments consisted of the following:

	June 30, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt	$960,076	$954,394	$800,857	$795,034
Second Lien Debt	227,154	219,383	216,708	210,396
Structured Finance Obligations	14,425	8,040	59,940	44,812
Equity Investments	4,216	4,703	2,215	2,424
Investment Fund	15,001	14,714	—	—

Total	$1,220,872	$1,201,234	$1,079,720	$1,052,666

The weighted average yields(1) for our first and second lien debt, based on the amortized cost and fair value as of June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt (excluding First Lien/Last Out)	6.55%	6.61%	6.38%	6.47%
First Lien/Last Out Unitranche	11.67%	11.58%	11.44%	11.15%

First Lien Debt Total	7.62%	7.66%	7.14%	7.19%
Second Lien Debt	9.50%	9.84%	9.59%	9.87%

First and Second Lien Debt Total	7.98%	8.07%	7.66%	7.75%

(1)	Weighted average yields do not include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of June 30, 2016 and December 31, 2015. Actual yields earned over the life of each investment could differ materially from the yields presented above. Weighted average yields do not include the investment fund.

See the Consolidated Schedules of Investments as of June 30, 2016 and December 31, 2015 in our consolidated financial statements in Part I, Item 1 of this Form 10-Q for more information on these investments, including a list of companies and type and amount of investments.

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

Our Investment Adviser monitors and, when appropriate, changes the investment ratings assigned to each debt investment in our portfolio. In connection with our quarterly valuation process, our Investment Adviser reviews our investment ratings on a regular basis. The following table summarizes the Internal Risk Ratings as of June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
	Fair Value	% of Fair Value	Fair Value	% of Fair Value
(dollar amounts in millions)
Internal Risk Rating 1	$43.5	3.71%	$71.2	7.08%
Internal Risk Rating 2	975.7	83.12	809.7	80.54
Internal Risk Rating 3	95.8	8.16	112.3	11.17
Internal Risk Rating 4	58.0	4.94	12.2	1.21
Internal Risk Rating 5	0.8	0.07	—	—
Internal Risk Rating 6	—	—	—	—

Total	$1,173.8	100.00%	$1,005.4	100.00%

As part of our monitoring process, our Investment Adviser has developed risk policies pursuant to which it regularly assesses the risk profile of each of the structured finance obligation investments.

As of June 30, 2016 and December 31, 2015, the weighted average Internal Risk Rating of our debt investment portfolio was 2.1.

CONSOLIDATED RESULTS OF OPERATIONS

For the three month and six month periods ended June 30, 2016 and 2015

The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and losses and net change in unrealized appreciation and depreciation. As a result, quarterly comparisons may not be meaningful.

Investment Income

Interest income for the three month and six month periods ended June 30, 2016 and 2015 were as follows:

	For the three month periods ended		For the six month periods ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Interest income from non-controlled/non-affiliated investments	$24,078	$15,814	$46,189	$28,430
Other income from non-controlled/non-affiliated investments	1,670	111	2,669	474

Total investment income	$25,748	$15,925	$48,858	$28,904

The increase in interest income for the three month and six month periods ended June 30, 2016 from the comparable periods in 2015 was driven by our deployment of capital and increasing invested balance. As of June 30, 2016, the size of our portfolio increased to $1,220,872 from $917,292 as of June 30, 2015, at amortized cost, and total principal amount of investments outstanding increased to $1,264,650 from $978,808 as of June 30, 2015. As of June 30, 2016, the weighted average yield of our first and second lien debt increased to 7.98% from 7.06% as of June 30, 2015, on amortized cost.

Interest income on our first and second lien debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of June 30, 2016 and 2015, all of our first and second lien debt investments were performing and current on their interest payments. Interest income from structured finance obligations is recorded based upon an estimation of an effective yield to expected maturity utilizing assumed cash flows. The effective yield is updated at least quarterly based on payments received and expected future payments. In estimating these cash flows, there are a number of assumptions that are subject to uncertainties, including the amount and timing of principal payments which are impacted by prepayments, repurchases, defaults, delinquencies and liquidations of or within the CLO funds that issued the structured finance obligations.

These uncertainties are difficult to predict and are subject to future events that could have impacted the Company’s estimates if the information was known at the time of such estimates. As a result, actual results may differ significantly from these estimates.

Net investment income for the three month and six month periods ended June 30, 2016 and 2015 was as follows:

	For the three month periods ended		For the six month periods ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Total investment income from non-controlled/non-affiliated investments	$25,748	$15,925	$48,858	$28,904
Net expenses	(12,282)	(7,980)	(23,432)	(14,479)

Net investment income (loss)	$13,466	$7,945	$25,426	$14,425

Expenses

	For the three month periods ended		For the six month periods ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Base management fees	$4,345	$3,080	$8,485	$5,803
Incentive fees	3,366	1,986	6,356	3,606
Professional fees	575	465	1,006	849
Administrative service fees	198	188	346	300
Interest expense	3,825	2,129	7,424	3,909
Credit facility fees	858	446	1,457	874
Directors’ fees and expenses	144	106	264	207
Other general and administrative	419	606	922	865

Total expenses	13,730	9,006	26,260	16,413
Waiver of base management fees	(1,448)	(1,026)	(2,828)	(1,934)

Net expenses	$12,282	$7,980	$23,432	$14,479

Interest expense and credit facility fees for the three month and six month periods ended June 30, 2016 and 2015 were comprised of the following:

	For the three month periods ended		For the six month periods ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Interest expense	$3,825	$2,129	$7,424	$3,909
Facility unused commitment fee	322	135	683	305
Amortization of deferred financing costs	510	281	722	513
Other fees	26	30	52	56

Total interest expense and credit facility fees	$4,683	$2,575	$8,881	$4,783

Cash paid for interest expense	$3,567	$2,112	$6,794	$3,562

The increase in interest expense for the three month and six month periods ended June 30, 2016 from the comparable periods in 2015 was driven by increased usage of the Company’s credit facilities, additional debt issued through the securitization in the form of the 2015-1 Notes (see Note 7 to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q for more information), and increased deployment of capital to investments. For the three month and six month periods ended June 30, 2016, the weighted average interest rate under the facilities was 2.63% and 2.62%, respectively, and average principal debt outstanding was $284,246 and $270,708, respectively. For the three month and six month periods ended June 30, 2015, the weighted average interest rate under the facilities was 2.22% and 2.20%, respectively, and average principal debt outstanding was $363,649 and $345,319, respectively.

The increase in base management fees (and related waiver of base management fees) and incentive fees related to pre-incentive fee net investment income for the three month and six month period ended June 30, 2016 from the comparable periods in 2015 were driven by our deployment of capital and increasing invested balance. The accrual for any capital gains incentive fee under accounting principles generally accepted in the United States (“US GAAP”) in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. See Note 4 to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q for more information on the incentive and base management fees. For the three month and six month periods ended June 30, 2016 and 2015, there were no capital gains incentive fees based upon the cumulative net realized and unrealized appreciation (depreciation) as of June 30, 2016 and 2015, respectively.

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

Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) on Investments

During the three month and six month periods ended June 30, 2016, the Company had a change in unrealized appreciation on 83 and 76 investments, respectively, totaling approximately $24,479 and $24,306, respectively, which was offset by a change in unrealized depreciation on 23 and 34 investments, respectively, totaling approximately $5,972 and $16,890, respectively. During the three month and six month periods ended June 30, 2015, the Company had a change in unrealized appreciation on 52 and 68 investments, respectively, totaling approximately $5,595 and $11,731, respectively, which was offset by a change in unrealized depreciation on 48 and 36 investments, respectively, totaling approximately $4,918 and $7,482, respectively.

Net realized gain (loss) and net change in unrealized appreciation (depreciation) by the type of investments for the three month and six month periods ended June 30, 2016 and 2015 were as follows:

	For the three month periods ended		For the six month periods ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net realized gain (loss) on investments	$(6,022)	$593	$(9,599)	$329
Net change in unrealized appreciation (depreciation) on investments	18,507	677	7,416	4,249

Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	$12,485	$1,270	$(2,183)	$4,578

Net realized gain (loss) and net change in unrealized appreciation (depreciation) by the type of investments for the three month and six month periods ended June 30, 2016 and 2015 were as follows:

	For the three month periods ended
	June 30, 2016		June 30, 2015
Type	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)
First Lien Debt	$167	$5,307	$205	$811
Second Lien Debt	—	3,797	—	1,158
Structured Finance Obligations	(6,189)	9,783	388	(1,292)
Equity Investments	—	(93)	—	—
Investment Fund	—	(287)	—	—

Total	$(6,022)	$18,507	$593	$677

	For the six month periods ended
	June 30, 2016		June 30, 2015
Type	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)
First Lien Debt	$171	$141	$207	$4,117
Second Lien Debt	—	(1,459)	—	1,604
Structured Finance Obligations	(9,770)	8,743	122	(1,472)
Equity Investments	—	278	—	—
Investment Fund	—	(287)	—	—

Total	$(9,599)	$7,416	$329	$4,249

Net change in unrealized depreciation in our investments for the three month and six month periods ended June 30, 2016 compared to the comparable periods in 2015 was primarily due to changes in various inputs utilized under our valuation methodology, including, but not limited to, market spreads, leverage multiples and borrower ratings.

MIDDLE MARKET CREDIT FUND, LLC

Overview

On February 29, 2016, the Company and Credit Partners entered into the Limited Liability Company Agreement to co-manage Credit Fund, an unconsolidated Delaware limited liability company. Credit Fund primarily invests in first lien loans of middle-market companies. Credit Fund is managed by a six-member board of managers, on which the Company and Credit Partners each have equal representation. The Company and Credit Partners each have 50% economic ownership of Credit Fund and have commitments to fund, from time to time, capital of up to $400,000 each. Funding of such commitment generally requires the approval of the board of Credit Fund, including the board members appointed by the Company.

Together with Credit Partners, the Company co-invests through Credit Fund. Portfolio and investment decisions with respect to Credit Fund must be unanimously approved by a quorum of Credit Fund’s investment committee consisting of an equal number of representatives of the Company and Credit Partners. Therefore, although the Company owns more than 25% of the voting securities of Credit Fund, the Company does not believe that it has control over Credit Fund (other than for purposes of the Investment Company Act). Middle Market Credit Fund SPV, LLC (the “Credit Fund Sub”), a Delaware limited liability company, was formed on April 5, 2016. The Credit Fund Sub primarily invests in first lien loans of middle-market companies. The Credit Fund Sub is a wholly-owned subsidiary of Credit Fund and is consolidated in Credit Fund’s consolidated financial statements commencing from the date of its formation.

Selected Financial Data

Since inception of Credit Fund and through June 30, 2016, the Company and Credit Partners each made capital contributions of $1 in members’ equity and $14,000 in subordinated loans to Credit Fund. Additionally, Credit Fund borrowed $1,000 in mezzanine loans under a revolving credit facility with the Company (the “Credit Fund Facility”). As of June 30, 2016, Credit Fund had subordinated loans and members’ capital of $27,429 and mezzanine loans of $1,000. The Company’s ownership interest in such subordinated loans and members’ capital was $13,714 and in mezzanine loans was $1,000.

As of June 30, 2016, Credit Fund held cash and cash equivalents totaling $20,283.

As of June 30, 2016, Credit Fund had total investments at fair value of $144,423, which was comprised of first lien senior secured loans to 9 portfolio companies. As of June 30, 2016 and for the three month and six month periods ended June 30, 2016, no loans in Credit Fund’s portfolio were on non-accrual status or contained PIK provisions. The portfolio companies in Credit Fund are U.S. middle market companies in industries similar to those in which the Company may invest directly. Additionally, as of June 30, 2016, Credit Fund had commitments to fund various undrawn revolvers and delayed draw investments to its portfolio companies totaling $4,397.

Below is a summary of Credit Fund’s portfolio, followed by a listing of the loans in Credit Fund’s portfolio as of June 30, 2016:

As of June 30, 2016
Senior secured loans (1)	$146,685
Weighted average yields of senior secured loans based on amortized cost (2)	6.07%
Number of portfolio companies in Credit Fund	9

(1)	At par/principal amount.
(2)	Weighted average yields do not include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of June 30, 2016. Actual yields earned over the life of each investment could differ materially from the yields presented above.

Consolidated Schedule of Investments as of June 30, 2016
Investments (1)	Industry	Interest Rate	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
First Lien Debt (100.00% of fair value)
DYK Prime Acquisition LLC (2) (3) (4)	Chemicals, Plastics & Rubber	5.75%	4/1/2022	$5,925	$5,881	$5,815
EIP Merger Sub, LLC (Evolve IP) (2) (3) (4) (7)	Telecommunications	7.25	6/7/2021	23,125	22,431	22,447
Generation Brands Holdings, Inc. (2) (3) (4)	Durable Consumer Goods	6.00	6/10/2022	20,000	19,803	19,776
Jensen Hughes, Inc. (2) (3) (4) (8)	Utilities: Electric	6.00	12/4/2021	20,285	20,038	20,071
Kestra Financial, Inc. (2) (3) (4)	Banking, Finance, Insurance & Real Estate	6.25	6/24/2022	20,000	19,715	19,636
Netsmart Technologies, Inc. (2) (3) (4)	High Tech Industries	5.75	4/19/2023	15,400	15,249	15,339
PAI Holdco, Inc. (Parts Authority) (2) (3) (4)	Automotive	5.75	12/30/2022	10,000	9,915	9,751
Pasternack Enterprises, Inc. (Infinite RF) (2) (3) (4)	Capital Equipment	6.00	5/27/2022	12,000	11,895	11,784
TK USA Enterprises, Inc. (2) (3) (4)	Construction & Building	6.00	4/4/2023	19,950	19,660	19,804

First Lien Debt Total					$144,587	$144,423

(1)	Unless otherwise indicated, issuers of debt investments held by Credit Fund are domiciled in the United States
(2)	Variable rate loans to the portfolio companies bear interest at a rate that may be determined by reference to either LIBOR or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), which generally resets quarterly. For each such loan, Credit Fund has provided the interest rate in effect as of June 30, 2016.
(3)	Loan includes interest rate floor feature.
(4)	Denotes that all or a portion of the assets are owned by the Credit Fund Sub. The Credit Fund Sub has entered into a senior secured revolving credit facility (the “Credit Fund Sub Facility”). The lenders of the Credit Fund Sub Facility have a first lien security interest in substantially all of the assets of the Credit Fund Sub. Accordingly, such assets are not available to creditors of the Credit Fund, the Company or Credit Partners.
(5)	Amortized cost represents original cost, including origination fees, adjusted for the accretion/amortization of discounts/premiums, as applicable, on debt investments using the effective interest method.
(6)	Fair value is determined in good faith by or under the discretion of the board of managers of Credit Fund, pursuant to Credit Fund’s valuation policy, which is substantially similar to the valuation policy of the Company provided in Note 3, Fair Value Measurements.
(7)	Credit Fund receives less than the stated interest rate of this loan as a result of an agreement among lenders. The interest rate reduction is 1.25% on Evolve IP. Pursuant to the agreement among lenders in respect of this loan, this investment represents a first lien/first out loan, which has first priority ahead of the first lien/last out loan with respect to principal, interest and other payments.
(8)	Jensen Hughes, Inc. has an undrawn delayed draw term loan of $2,397 par value at LIBOR + 5.00%, 1.00% floor, and an undrawn revolver of $2,000 par value at LIBOR + 5.00%, 1.00% floor. An unused rate of 1.00% is charged on the delayed draw term loan and the revolver principal while undrawn.

Below is certain summarized consolidated financial information for Credit Fund as of June 30, 2016 and for the three and six months ended June 2016. Credit Fund did not commence operations until May 2016.

June 30, 2016
(unaudited)
Selected Consolidated Balance Sheet Information
ASSETS
Investments, at fair value (amortized cost of $144,587)	$144,423
Cash and other assets	23,125

Total assets	$167,548

LIABILITIES AND MEMBERS’ EQUITY
Secured borrowings	$18,850
Mezzanine loans	1,000
Other liabilities	120,269
Subordinated loans and members’ equity	27,429

Liabilities and members’ equity	$167,548

For the three and six month periods ended June 30, 2016
Selected Consolidated Statement of Operations Information:
Total investment income	$16

Expenses
Interest and credit facility expenses	38
Other expenses	387

Total expenses	425

Net investment income (loss)	(409)

Net change in unrealized appreciation (depreciation) on investments	(164)

Net increase (decrease) resulting from operations	$(573)

Debt

Credit Fund Facility

The Credit Fund closed on June 24, 2016 on a revolving credit facility, the Credit Fund Facility, from which Credit Fund may from time to time request mezzanine loans from the Company. The maximum principal amount of the Credit Fund Facility is $100,000.

During the six month period ended June 30, 2016, there were mezzanine loans of $1,000 under the Credit Fund Facility. As of June 30, 2016, there was $1,000 in mezzanine loans outstanding.

Credit Fund Sub Facility

The Credit Fund Sub closed on June 24, 2016 on the Credit Fund Sub Facility. The Credit Fund Sub Facility provides for secured borrowings during the applicable revolving period up to an amount equal to $220,000, with an accordion feature that can increase the aggregate maximum credit commitment up to an amount not to exceed $1,400,000. The Facility is secured by a first lien security interest in substantially all of the portfolio investments held by the Credit Fund Sub and the Company and Credit Partner’s unfunded capital commitments.

During the six month period ended June 30, 2016, there were secured borrowings of $18,850 under the Credit Fund Sub Facility. As of June 30, 2016, there was $18,850 in secured borrowings outstanding.

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

The Borrower Sub closed on May 24, 2013 on the Revolving Credit Facility, which was subsequently amended on June 30, 2014, June 19, 2015 and June 9, 2016. The Revolving Credit Facility provides for secured borrowings during the applicable revolving period up to an amount equal to the lesser of $400,000 (the borrowing base as calculated pursuant to the terms of the Revolving Credit Facility) and the amount of net cash proceeds and unpledged capital commitments the Company has received, with an accordion feature that can, subject to certain conditions, increase the aggregate maximum credit commitment up to an amount not to exceed $750,000, subject to restrictions imposed on borrowings under the Investment Company Act and certain restrictions and conditions set forth in the Revolving Credit Facility, including adequate collateral to support such borrowings. The Revolving Credit Facility imposes financial and operating covenants on us and the Borrower Sub that restrict our and its business activities. Continued compliance with these covenants will depend on many factors, some of which are beyond our control.

The Company closed on March 21, 2014 on the Facility, which was subsequently amended on January 8, 2015 and May 25, 2016. The maximum principal amount of the Facility is $170,000, subject to availability under the Facility, which is based on certain advance rates multiplied by the value of the Company’s portfolio investments (subject to certain concentration limitations) net of certain other indebtedness that the Company may incur in accordance with the terms of the Facility. Proceeds of the Facility may be used for general corporate purposes, including the funding of portfolio investments. Maximum capacity under the Facility may be increased to $225,000 through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Facility includes a $20,000 limit for swingline loans and a $5,000 limit for letters of credit. Subject to certain exceptions, the Facility is secured by a first lien security interest in substantially all of the portfolio investments held by the Company. The Facility includes customary covenants, including certain financial covenants related to asset coverage, shareholders’ equity and liquidity, certain limitations on the incurrence of additional indebtedness and liens, and other maintenance covenants, as well as usual and customary events of default for senior secured revolving credit facilities of this nature.

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

As of June 30, 2016 and December 31, 2015, the Company had $33,389 and $41,837, respectively, in cash and cash equivalents. The facilities of the Company and the Borrower Sub consisted of the following as of June 30, 2016 and December 31, 2015:

	June 30, 2016
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Revolving Credit Facility	$400,000	$190,313	$209,687	$8,457
Facility	170,000	115,000	55,000	55,000

Total	$570,000	$305,313	$264,687	$63,457

	December 31, 2015
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Revolving Credit Facility	$400,000	$170,313	$229,687	$3,155
Facility	150,000	64,000	86,000	86,000

Total	$550,000	$234,313	$315,687	$89,155

(1)	The unused portion is the amount upon which commitment fees are based.
(2)	Available for borrowing based on the computation of collateral to support the borrowings.

The following were the carrying values (before debt issuance costs) and fair values of the Company’s 2015-1 Notes as of June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Aaa/AAA Class A-1A Notes	$160,000	$158,411	$160,000	$157,200
Aaa/AAA Class A-1B Notes	40,000	39,796	40,000	39,700
Aaa/AAA Class A-1C Notes	27,000	27,267	27,000	26,823
Aa2 Class A-2 Notes	46,000	45,412	46,000	45,122

Total	$273,000	$270,886	$273,000	$268,845

Equity Activity

There were $4,125 and $18,425 of investor equity capital commitments made to the Company during the three month and six month periods ended June 30, 2016, respectively. There were $10,473 and $21,582 of investor equity capital commitments made to the Company during the three month and six month periods ended June 30, 2015, respectively. As of June 30, 2016 and December 31, 2015, the Company had $1,192,765 and $1,174,340, respectively, in total capital commitments from stockholders, of which $469,113 and $559,214, respectively, was unfunded. As of June 30, 2016, current directors had committed $607 in capital commitments to the Company.

Shares issued as of June 30, 2016 and December 31, 2015 were 36,517,329 and 31,524,683, respectively.

The following table summarizes activity in the number of shares of our common stock outstanding during the six month periods ended June 30, 2016 and 2015:

	For the six month periods ended
	June 30, 2016	June 30, 2015
Shares outstanding, beginning of period	31,524,083	17,932,697
Common stock issued	4,986,373	8,820,836
Reinvestment of dividends	6,873	2,402

Shares outstanding, end of period	36,517,329	26,755,935

Contractual Obligations

A summary of our significant contractual payment obligations was as follows as of June 30, 2016 and December 31, 2015:

	Revolving Credit Facility and Facility		2015-1 Notes
Payment Due by Period	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Less than 1 Year	$—	$—	$—	$—
1-3 Years	—	—	—	—
3-5 Years	305,313	64,000	—	—
More than 5 Years	—	170,313	273,000	273,000

Total	$305,313	$234,313	$273,000	$273,000

For more information on the Revolving Credit Facility and Facility and 2015-1 Notes, see Note 6 and Note 7, respectively, to the consolidated financial statements in Part I, Item 1 of this Form 10-Q.

As of June 30, 2016 and December 31, 2015, $190,313 and $170,313, respectively, of secured borrowings were outstanding under the Revolving Credit Facility, and $115,000 and $64,000, respectively, were outstanding under the Facility and $273,000 and $273,000, respectively, of 2015-1 Notes were outstanding. For the three month and six month periods ended June 30, 2016, we incurred $3,825 and $7,424, respectively, of interest expense and $322 and $683, respectively, of unused commitment fees. For the three month and six month periods ended June 30, 2015, we incurred $2,129 and $3,909, respectively, of interest expense and $135 and $305, respectively, of unused commitment fees.

OFF BALANCE SHEET ARRANGEMENTS

In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification and warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in these consolidated financial statements as of June 30, 2016 and December 31, 2015 included in Part I, Item 1 of this Form 10-Q for any such exposure.

We have in the past and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments.

The Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par Value as of
	June 30, 2016	December 31, 2015
Unfunded delayed draw commitments	$30,536	$20,695
Unfunded revolving term loan commitments	11,076	3,906

Total unfunded commitments	$41,612	$24,601

Pursuant to an undertaking by the Company in connection with the 2015-1 Debt Securitization, the Company agreed to hold on an ongoing basis Preferred Interests with an aggregate dollar purchase price at least equal to 5% of the aggregate outstanding amount of all collateral obligations by the 2015-1 Issuer for so long as any securities of the 2015-1 Issuer remains outstanding. As of June 30, 2016, the Company was in compliance with its undertaking.

As of June 30, 2016, the Company had remaining commitments to fund, from time to time, capital to Credit Fund of up to $385,999. As of June 30, 2016, the Company had remaining commitments to fund, from time to time, mezzanine loans to Credit Fund of up to $99,000, of which $21,038 was available for borrowing based on the computation of collateral to support the borrowings.

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

The following table summarizes the Company’s dividends declared and payable since inception through June 30, 2016:

Date Declared	Record Date	Payment Date	Per Share Amount		Total Amount	Annualized Dividend Yield (1)
March 13, 2014	March 31, 2014	April 14, 2014	$0.19		$2,449	4.76%
June 26, 2014	June 30, 2014	July 14, 2014	$0.27		$3,481	5.52%
September 12, 2014	September 18, 2014	October 9, 2014	$0.44		$5,956	9.23%
December 19, 2014	December 29, 2014	January 26, 2015	$0.35		$6,276	8.17%
March 11, 2015	March 13, 2015	April 17, 2015	$0.37		$7,833	8.58%
June 24, 2015	June 30, 2015	July 22, 2015	$0.37		$9,902	9.03%
September 24, 2015	September 24, 2015	October 22, 2015	$0.42		$11,670	8.91%
December 29, 2015	December 29, 2015	January 22, 2016	$0.40		$12,610	8.97%
December 29, 2015	December 29, 2015	January 22, 2016	$0.18	(2)	$5,674	4.03%
March 10, 2016	March 14, 2016	April 22, 2016	$0.40		$13,337	9.26%
June 8, 2016	June 8, 2016	July 22, 2016	$0.40		$13,943	9.23%

(1)	Annualized dividend yield is calculated by dividing the declared dividend by the weighted average of the net asset value at the beginning of the quarter and the capital called during the quarter and annualizing over 4 quarterly periods.
(2)	Represents a special dividend.

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

Securities/instruments that are illiquid or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of the Investment Adviser or the Board of Directors, does not represent fair value shall each be valued as of the measurement date using all techniques appropriate under the circumstances and for which sufficient data is available. These valuation techniques may vary by investment and include comparable public market valuations, comparable precedent transaction valuations and/or discounted cash flow analyses. The process generally used to determine the applicable value is as follows: (i) the value of each portfolio company or investment is initially reviewed by the investment professionals responsible for such portfolio company or investment and, for non-traded investments, a standardized template designed to approximate fair market value based on observable market inputs, updated credit statistics and unobservable inputs is used to determine a preliminary value, which is also reviewed alongside consensus pricing, where available; (ii) preliminary valuation conclusions are documented and reviewed by a valuation committee comprised of members of senior management; (iii) the Board of Directors engages a third-party valuation firm to provide positive assurance on portions of the Middle Market Senior Loans and equity investments portfolio each quarter (such that each non-traded investment other than Credit Fund and the 2015-1 Issuer is reviewed by a third-party valuation firm at least once on a rolling twelve month basis) including a review of management’s preliminary valuation and conclusion on fair value; (iv) the Audit Committee of the Board of Directors (the “Audit Committee”) reviews the assessments of the Investment Adviser and the third-party valuation firm and provides the Board of Directors with any recommendations with respect to changes to the fair value of each investment in the portfolio; and (v) the Board of Directors discusses the valuation recommendations of the Audit Committee and determines the fair value of each investment in the portfolio in good faith based on the input of the Investment Adviser and, where applicable, the third-party valuation firm.

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

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of June 30, 2016 and December 31, 2015.

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

Investments in investment fund are valued using the net asset value of the Company’s ownership interest in the funds.

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

Interest Rate Risk

As of June 30, 2016, on a fair value basis, approximately 2% of our debt investments bear interest at a fixed rate and approximately 98% of our debt investments bear interest at a floating rate, which primarily are subject to interest rate floors. Interest rates on the investments held within the Company’s portfolio of investments are typically based on floating LIBOR, with many of these investments also having a LIBOR floor. Additionally, the Company’s credit facilities are also subject to floating interest rates and are currently paid based on floating LIBOR rates.

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our income in the future.

The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. Interest income is calculated as revenue from interest generated from the Company’s settled portfolio of investments held as of June 30, 2016 and December 31, 2015, excluding structured finance obligations and investment fund. These hypothetical calculations are based on a model of the settled investments in our portfolio, excluding structured finance obligations and investment fund, held as of June 30, 2016 and December 31, 2015, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. Interest expense is calculated based on outstanding secured borrowings and 2015-1 Notes as of June 30, 2016 and December 31, 2015 and based on the terms of the Company’s credit facilities and 2015-1 Notes. Interest expense on the Company’s credit facilities is calculated using the interest rate as of June 30, 2016 and December 31, 2015, adjusted for the hypothetical changes in rates, as shown below. We intend to continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may impact significantly our net interest income.

The Company regularly measures exposure to interest rate risk. The Company assesses interest rate risk and manages interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2016 and December 31, 2015, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled investments (considering interest rate floors for variable rate instruments), excluding structured finance obligations and investment fund, and outstanding secured borrowings and 2015-1 Notes assuming no changes in our investment and borrowing structure:

	As of June 30, 2016			As of December 31, 2015
Basis Point Change	Interest Income	Interest Expense	Net Investment Income	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$31,349	$(16,539)	$14,810	$26,335	$(14,409)	$11,926
Up 200 basis points	$19,564	$(11,026)	$8,538	$16,271	$(9,606)	$6,665
Up 100 basis points	$7,779	$(5,513)	$2,266	$6,207	$(4,803)	$1,404)
Down 100 basis points	$(210)	$3,389	$3,179	$—	$2,826	$2,826
Down 200 basis points	$(369)	$3,389	$3,020	$—	$2,826	$2,826
Down 300 basis points	$(527)	$3,389	$2,862	$—	$2,826	$2,826

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

There have been no changes in our internal control over financial reporting during the three month period ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

10.1	Second Amendment, dated as of May 25, 2016, to the Senior Secured Revolving Credit Agreement, dated as of March 21, 2014.*

10.2	Third Amendment, dated as of June 9, 2016, to the Loan and Servicing Agreement, dated as of May 24, 2013.*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARLYLE GMS FINANCE, INC.

Dated: August 10, 2016	By	/s/ Venugopal Rathi
Venugopal Rathi Chief Financial Officer