Form 10-Q
period 2016-09-30
Carlyle GMS Finance, Inc.
filed 2016-11-10
CIK 1544206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 10, 2016
Common stock, $0.01 par value	39,796,190

CARLYLE GMS FINANCE, INC.

INDEX

Part I.	Financial Information

Item 1.	Financial Statements

	Consolidated Statements of Assets and Liabilities as of September 30, 2016 (unaudited) and December 31, 2015	3

	Consolidated Statements of Operations for the three month and nine month periods ended September 30, 2016 (unaudited) and September 30, 2015 (unaudited)	4

	Consolidated Statements of Changes in Net Assets for the nine month periods ended September 30, 2016 (unaudited) and September 30, 2015 (unaudited)	5

	Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2016 (unaudited) and September 30, 2015 (unaudited)	6

	Consolidated Schedules of Investments as of September 30, 2016 (unaudited) and December 31, 2015	7

	Notes to Consolidated Financial Statements (unaudited)	22

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	56

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	79

Item 4.	Controls and Procedures	80

Part II.	Other Information

Item 1.	Legal Proceedings	81

Item 1A.	Risk Factors	81

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	81

Item 3.	Defaults Upon Senior Securities	81

Item 4.	Mine Safety Disclosures	81

Item 5.	Other Information	82

Item 6.	Exhibits	82

	Signatures	83

CARLYLE GMS FINANCE, INC.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(dollar amounts in thousands, except per share data)

	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Investments, at fair value
Investments—non-controlled/non-affiliated, at fair value (amortized cost of $1,333,671 and $1,079,720, respectively)	$1,324,856	$1,052,666
Investments—controlled/affiliated, at fair value (amortized cost of $55,801 and $0, respectively)	57,758	—

Total investments, at fair value (amortized cost of $1,389,472 and $1,079,720, respectively)	1,382,614	1,052,666
Cash and cash equivalents	49,841	41,837
Receivable for investment sold	13,019	1,987
Deferred financing costs	3,471	3,877
Interest receivable from non-controlled/non-affiliated investments	3,840	3,279
Interest and dividend receivable from controlled/affiliated investments	686	—
Prepaid expenses and other assets	256	386

Total assets	$1,453,727	$1,104,032

LIABILITIES
Payable for investments purchased	$19,800	$—
Secured borrowings (Note 6)	395,016	234,313
2015-1 Notes payable, net of unamortized debt issuance costs of $2,202 and $2,356, respectively (Note 7)	270,798	270,644
Due to Investment Adviser	140	189
Interest and credit facility fees payable (Notes 6 and 7)	3,277	2,577
Dividend payable (Note 9)	15,917	18,284
Base management and incentive fees payable (Note 4)	16,142	5,277
Administrative service fees payable (Note 4)	127	97
Other accrued expenses and liabilities	1,272	925

Total liabilities	722,489	532,306

Commitments and contingencies (Notes 8 and 11)
NET ASSETS
Common stock, $0.01 par value; 200,000,000 shares authorized; 39,791,482 shares and 31,524,083 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	398	315
Paid-in capital in excess of par value	764,157	613,944
Offering costs	(74)	(74)
Accumulated net investment income (loss), net of cumulative dividends of $109,048 and $65,851 at September 30, 2016 and December 31, 2015, respectively	(14,919)	(12,994)
Accumulated net realized gain (loss)	(11,466)	(2,411)
Accumulated net unrealized appreciation (depreciation)	(6,858)	(27,054)

Total net assets	$731,238	$571,726

NET ASSETS PER SHARE	$18.38	$18.14

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollar amounts in thousands, except per share data)

(unaudited)

	For the three month periods ended		For the nine month periods ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Investment income:
Interest income from non-controlled/non-affiliated investments	$26,362	$19,405	$72,551	$47,836
Other income from non-controlled/non-affiliated investments	1,909	196	4,578	669
Interest income from controlled/affiliated investments	336	—	336	—
Dividend income from controlled/affiliated investments	350	—	350	—

Total investment income	28,957	19,601	77,815	48,505

Expenses:
Base management fees (Note 4)	4,699	3,679	13,184	9,482
Incentive fees (Note 4)	3,962	2,584	10,318	6,190
Professional fees	568	453	1,574	1,302
Administrative service fees (Note 4)	180	152	526	452
Interest expense (Notes 6 and 7)	4,051	2,658	11,475	6,567
Credit facility fees (Note 6)	682	522	2,139	1,396
Directors’ fees and expenses	146	109	410	316
Other general and administrative	390	337	1,312	1,202

Total expenses	14,678	10,494	40,938	26,907
Waiver of base management fees (Note 4)	1,567	1,227	4,395	3,161

Net expenses	13,111	9,267	36,543	23,746

Net investment income (loss)	15,846	10,334	41,272	24,759
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments:
Net realized gain (loss) on investments—non-controlled/non-affiliated	544	823	(9,055)	1,152
Net change in unrealized appreciation (depreciation) on investments—non-controlled/non-affiliated	10,536	(1,504)	18,239	2,745
Net change in unrealized appreciation (depreciation) on investments—controlled/affiliated	2,244	—	1,957	—

Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	13,324	(681)	11,141	3,897

Net increase (decrease) in net assets resulting from operations	$29,170	$9,653	$52,413	$28,656

Basic and diluted earnings per common share (Note 9)	$0.78	$0.35	$1.51	$1.23

Weighted-average shares of common stock outstanding—Basic and Diluted (Note 9)	37,489,297	27,219,231	34,623,225	23,314,654

Dividends declared per common share (Note 9)	$0.40	$0.42	$1.20	$1.16

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(dollar amounts in thousands)

(unaudited)

	For the nine month periods ended
	September 30, 2016	September 30, 2015
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$41,272	$24,759
Net realized gain (loss) on investments	(9,055)	1,152
Net change in unrealized appreciation (depreciation) on investments	20,196	2,745

Net increase (decrease) in net assets resulting from operations	52,413	28,656

Capital transactions:
Common stock issued	150,102	193,092
Reinvestment of dividends	194	84
Dividends declared (Note 12)	(43,197)	(29,405)

Net increase (decrease) in net assets resulting from capital share transactions	107,099	163,771

Net increase (decrease) in net assets	159,512	192,427

Net assets at beginning of period	571,726	338,257

Net assets at end of period	$731,238	$530,684

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollar amounts in thousands)

(unaudited)

	For the nine month periods ended
	September 30, 2016	September 30, 2015
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$52,413	$28,656
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	1,180	782
Net accretion of discount on investments	(3,605)	(2,224)
Net realized (gain) loss on investments	9,055	(1,152)
Net change in unrealized (appreciation) depreciation on investments	(20,196)	(2,745)
Cost of investments purchased and change in payable for investments purchased	(562,916)	(524,723)
Proceeds from sales and repayments of investments and change in receivable for investments sold	256,482	198,431
Changes in operating assets:
Interest receivable	(897)	1,693
Dividend receivable	(350)	—
Prepaid expenses and other assets	130	80
Changes in operating liabilities:
Due to Investment Adviser	(49)	7
Interest and credit facility fees payable	700	1,438
Base management and incentive fees payable	10,865	2,580
Administrative service fees payable	30	27
Other accrued expenses and liabilities	347	404

Net cash provided by (used in) operating activities	(256,811)	(296,746)

Cash flows from financing activities:
Proceeds from issuance of common stock	150,102	193,092
Borrowings on Revolving Credit Facility and Facility	411,435	320,200
Repayments of Revolving Credit Facility and Facility	(250,732)	(449,183)
Proceeds from issuance of 2015-1 Notes	—	273,000
Debt issuance costs paid	(620)	(2,507)
Dividends paid in cash	(45,370)	(23,927)

Net cash provided by (used in) financing activities	264,815	310,675

Net increase (decrease) in cash and cash equivalents	8,004	13,929
Cash and cash equivalents, beginning of period	41,837	8,754

Cash and cash equivalents, end of period	$49,841	$22,683

Supplemental disclosures:
Offering expenses and debt issuance costs due	$—	$60
Interest paid during the period	$10,700	$5,080
Dividends declared during the period	$43,197	$29,405
Reinvestment of dividends	$194	$84

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of September 30, 2016

(dollar amounts in thousands)

(unaudited)

Investments—non-controlled/non-affiliated (1)	Industry	Interest Rate	Maturity Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
First Lien Debt (80.61%)
Access CIG, LLC (2) (3) (4) (13)	Business Services	6.00%	10/17/2021	$18,382	$18,263	$18,349	2.51%
AF Borrower LLC (Accuvant) (2) (3) (4) (13)	High Tech Industries	6.25	1/28/2022	16,154	15,956	16,181	2.21
Alpha Packaging Holdings, Inc. (2) (3) (4) (13)	Containers, Packaging & Glass	5.25	5/12/2020	11,351	11,342	11,336	1.55
Anaren, Inc. (2) (3) (4) (13)	Telecommunications	5.50	2/18/2021	10,897	10,824	10,543	1.44
Audax AAMP Holdings, Inc. (2) (3) (4) (13)	Durable Consumer Goods	7.00	6/24/2017	10,725	10,688	10,616	1.45
BAART Programs, Inc. (2) (4)	Healthcare & Pharmaceuticals	8.49	10/9/2021	7,425	7,372	7,539	1.03
Blue Bird Body Company (2) (3) (4) (8) (13)	Transportation: Consumer	6.50	6/26/2020	7,872	7,599	7,872	1.08
Brooks Equipment Company, LLC (2) (3) (4) (13)	Construction & Building	6.00	8/29/2020	6,768	6,728	6,747	0.92
Capstone Logistics Acquisition, Inc. (2) (3) (4) (13)	Transportation: Cargo	5.50	10/7/2021	19,478	19,331	19,040	2.60
Captive Resources Midco, LLC (2) (3) (4) (5) (9) (13)	Banking, Finance, Insurance & Real Estate	6.75	6/30/2020	29,125	28,735	29,180	3.99
Castle Management Borrower LLC (Highgate Hotels L.P.) (2) (3) (4) (13)	Hotel, Gaming & Leisure	5.50	9/18/2020	9,504	9,444	9,487	1.30
Central Security Group, Inc. (2) (3) (4) (5) (13)	Consumer Services	6.63	10/6/2020	28,731	28,353	28,630	3.92
CIP Revolution Holdings, LLC (2) (3) (5) (22)	Media: Advertising, Printing & Publishing	7.00	8/19/2021	16,500	16,316	16,475	2.25
Colony Hardware Corporation (2) (3) (4) (5) (13)	Construction & Building	7.00	10/23/2021	17,081	16,838	17,039	2.33
Datapipe, Inc. (2) (3) (5)	Telecommunications	5.75	3/15/2019	9,775	9,681	9,762	1.33
Dent Wizard International Corporation (2) (3) (4) (13)	Automotive	5.75	4/7/2020	7,622	7,594	7,622	1.04
Derm Growth Partners III, LLC (Dermatology Associates) (2) (3) (4) (5) (13) (18)	Healthcare & Pharmaceuticals	7.50	5/31/2022	32,090	31,531	32,078	4.39
Dimensional Dental Management, LLC (2) (3) (5) (12) (15)	Healthcare & Pharmaceuticals	8.00	2/12/2021	18,000	17,584	18,035	2.47
DTI Holdco, Inc. (2) (3) (5)	High Tech Industries	6.25	9/23/2023	20,000	19,800	19,776	2.70
Emerging Markets Communications, LLC (2) (3) (4) (8) (13)	Telecommunications	6.75	7/1/2021	17,775	16,280	17,498	2.39
EP Minerals, LLC (2) (3) (4) (13)	Metals & Mining	5.50	8/20/2020	10,290	10,256	10,266	1.40
EIP Merger Sub, LLC (Evolve IP) (2) (3) (4) (5) (12)	Telecommunications	7.25	6/7/2021	23,750	23,079	23,679	3.24
FCX Holdings Corp. (2) (3) (4) (13)	Capital Equipment	5.50	8/4/2020	9,863	9,858	9,863	1.35
Genex Holdings, Inc. (2) (3) (13)	Banking, Finance, Insurance & Real Estate	5.25	5/30/2021	4,211	4,197	4,162	0.57
Global Software, LLC (2) (3) (4) (13)	High Tech Industries	6.50	5/2/2022	16,207	15,912	16,190	2.21
Green Energy Partners/Stonewall LLC (2) (3) (5) (13)	Energy: Electricity	6.50	11/13/2021	16,600	16,470	16,548	2.26
Hummel Station LLC (2) (3) (5) (13)	Energy: Electricity	7.00	10/27/2022	21,000	20,245	20,196	2.76
Imagine! Print Solutions, LLC (2) (3) (4) (5) (13)	Media: Advertising, Printing & Publishing	7.00	3/30/2022	18,507	18,249	18,692	2.56
Imperial Bag & Paper Co. LLC (2) (3) (4) (5) (13)	Forest Products & Paper	7.00	1/7/2022	21,277	21,001	21,466	2.94
Indra Holdings Corp. (Totes Isotoner) (2) (3) (5) (13)	Non-durable Consumer Goods	5.25	5/1/2021	14,285	14,187	13,124	1.79
International Medical Group, Inc. (2) (3) (5) (12)	Banking, Finance, Insurance & Real Estate	7.50	10/30/2020	30,000	29,482	30,042	4.11

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of September 30, 2016

(dollar amounts in thousands)

(unaudited)

Investments—non-controlled/non-affiliated (1)	Industry	Interest Rate	Maturity Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
First Lien Debt (80.61%) (continued)
Jackson Hewitt Inc. (2) (3) (4) (13)	Retail	8.00%	7/30/2020	$12,240	$12,044	$11,720	1.60%
Ministry Brands, LLC (2) (3) (5) (10) (23)	High Tech Industries	8.00	11/20/2021	1,577	1,501	1,574	0.22
Ministry Brands, LLC (2) (3) (5) (12) (24)	High Tech Industries	8.00	11/20/2021	26,910	26,488	27,179	3.72
MSX International, Inc. (2) (3) (4) (13)	Automotive	6.00	8/21/2020	8,940	8,879	8,849	1.21
National Technical Systems, Inc. (2) (3) (4) (13) (14)	Aerospace & Defense	7.25	6/12/2021	25,643	25,358	24,390	3.34
NES Global Talent Finance US LLC (United Kingdom) (2) (3) (4) (8) (13)	Energy: Oil & Gas	6.50	10/3/2019	11,406	11,278	10,948	1.50
OnCourse Learning Corporation (2) (3) (4) (5) (13) (26)	Consumer Services	7.50	9/12/2021	25,569	25,181	25,469	3.48
Paradigm Acquisition Corp. (2) (3) (4) (5) (13)	Business Services	6.00	6/2/2022	23,305	23,011	23,205	3.17
Pelican Products, Inc. (2) (3) (4) (13)	Containers, Packaging & Glass	5.25	4/11/2020	7,643	7,655	7,565	1.03
Plano Molding Company, LLC (2) (3) (4) (5) (13)	Hotel, Gaming & Leisure	7.50	5/12/2021	22,317	22,147	21,237	2.90
Premier Senior Marketing, LLC (2) (3) (5)	Banking, Finance, Insurance & Real Estate	6.00	7/1/2022	3,750	3,697	3,745	0.51
Product Quest Manufacturing, LLC (2) (3) (4) (5) (12)	Containers, Packaging & Glass	6.75	9/9/2020	28,000	27,541	26,485	3.62
Prowler Acquisition Corp. (Pipeline Supply and Service, LLC) (2) (3) (4)	Wholesale	5.50	1/28/2020	10,826	10,763	8,144	1.11
PSC Industrial Holdings Corp (2) (3) (4) (13)	Environmental Industries	5.75	12/5/2020	11,790	11,705	11,745	1.61
PSI Services LLC (2) (3) (4) (5) (12)	Business Services	7.75	2/27/2021	27,927	27,315	28,063	3.84
PT Intermediate Holdings III, LLC (Parts Town) (2) (3) (4) (5) (13) (27)	Wholesale	7.50	6/23/2022	17,460	17,249	17,562	2.40
QW Holding Corporation (Quala) (2) (3) (4) (5)	Environmental Industries	7.75	8/31/2022	30,000	29,119	29,529	4.04
Reliant Pro Rehab, LLC (2) (3) (5) (12)	Healthcare & Pharmaceuticals	11.00	12/29/2017	22,388	22,066	22,388	3.06
SolAero Technologies Corp. (2) (3) (4) (5)	Telecommunications	6.25	12/10/2020	19,806	19,663	19,011	2.60
Superior Health Linens, LLC (2) (3) (4) (5) (13) (28)	Business Services	7.50	9/30/2021	19,234	18,903	19,133	2.62
Synarc-Biocore Holdings, LLC (2) (3) (4) (13)	Healthcare & Pharmaceuticals	5.50	3/10/2021	13,169	13,081	13,169	1.80
T2 Systems, Inc. (2) (3) (4) (5) (13) (25)	Transportation: Consumer	7.75	9/28/2022	23,007	22,366	22,706	3.10
T2 Systems Canada, Inc. (2) (3) (5)	Transportation: Consumer	7.75	9/28/2022	4,060	3,959	4,013	0.55
Teaching Strategies, LLC (2) (3) (4) (13)	Media: Advertising, Printing & Publishing	6.34	10/1/2019	13,464	13,424	13,573	1.86
The Hilb Group, LLC (2) (3) (5) (12) (19)	Banking, Finance, Insurance & Real Estate	7.50	6/24/2021	27,177	26,589	27,183	3.72
The SI Organization, Inc. (2) (3) (4) (13)	Aerospace & Defense	5.75	11/23/2019	8,597	8,546	8,630	1.18
The Topps Company, Inc. (2) (3) (4) (13)	Non-durable Consumer Goods	7.25	10/2/2018	18,757	18,668	18,817	2.57
TK USA Enterprises, Inc. (2) (3) (5) (20)	Construction & Building	6.00	4/4/2022	—	(63)	47	0.01
TruckPro, LLC (2) (3) (4) (13)	Automotive	6.00	8/6/2018	9,390	9,364	9,368	1.28
TwentyEighty, Inc. (fka Miller Heiman, Inc.) (2) (3) (4) (13)	Business Services	7.00	9/30/2019	18,719	18,559	11,675	1.60
U.S. Farathane, LLC (2) (3) (4) (13)	Automotive	5.75	12/23/2021	1,950	1,919	1,950	0.27
U.S. TelePacific Holdings Corp. (2) (3) (5)	Telecommunications	9.50	2/24/2021	30,000	29,108	29,523	4.04

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of September 30, 2016

(dollar amounts in thousands)

(unaudited)

Investments—non-controlled/non-affiliated (1)	Industry	Interest Rate	Maturity Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
First Lien Debt (80.61%) (continued)
Vetcor Professional Practices, LLC (2) (3) (4) (5) (13) (16)	Consumer Services	7.25%	4/20/2021	$22,875	$22,515	$22,943	3.14%
Violin Finco S.A.R.L. (Alexander Mann Solutions) (United Kingdom) (2) (3) (4) (8) (13)	Business Services	5.75	12/20/2019	10,097	10,040	10,082	1.38
Vistage Worldwide, Inc. (2) (3) (4) (13)	Business Services	6.50	8/19/2021	28,757	28,514	28,737	3.93
Vitera Healthcare Solutions, LLC (2) (3) (4) (13)	Healthcare & Pharmaceuticals	6.00	11/4/2020	9,365	9,306	9,310	1.27
Winchester Electronics Corporation (2) (3) (5) (29)	Capital Equipment	7.50	6/30/2022	27,436	27,004	27,338	3.74
Zest Holdings, LLC (2) (3) (4) (13)	Durable Consumer Goods	5.25	8/16/2020	9,530	9,530	9,549	1.31

First Lien Debt Total					$1,117,187	$1,114,587	152.42%

Second Lien Debt (14.20%)
AF Borrower LLC (Accuvant) (2) (3) (5)	High Tech Industries	10.00%	1/30/2023	$8,000	$7,932	$7,874	1.08%
AIM Group USA Inc. (2) (3) (5) (13)	Aerospace & Defense	10.00	8/2/2022	23,000	22,691	22,712	3.11
AmeriLife Group, LLC (2) (3) (5)	Banking, Finance, Insurance & Real Estate	9.75	1/10/2023	20,000	19,647	19,146	2.62
Argon Medical Devices, Inc. (2) (3) (4) (5)	Healthcare & Pharmaceuticals	10.50	6/23/2022	24,000	23,346	24,242	3.32
Berlin Packaging L.L.C. (2) (3) (5) (13)	Containers, Packaging & Glass	7.75	10/1/2022	9,200	9,144	9,223	1.26
Charter NEX US Holdings, Inc. (2) (3) (5) (13)	Chemicals, Plastics & Rubber	9.25	2/5/2023	7,394	7,301	7,468	1.02
Confie Seguros Holding II Co. (2) (3) (5)	Banking, Finance, Insurance & Real Estate	11.50	5/8/2019	12,000	11,914	11,974	1.64
Drew Marine Group Inc. (2) (3) (4) (5)	Chemicals, Plastics & Rubber	8.00	5/19/2021	12,500	12,480	12,246	1.67
Genex Holdings, Inc. (2) (3) (5)	Banking, Finance, Insurance & Real Estate	8.75	5/30/2022	7,990	7,912	7,940	1.09
Genoa, a QoL Healthcare Company, LLC (2) (3) (5) (13)	Retail	8.75	4/28/2023	9,900	9,813	9,917	1.36
Institutional Shareholder Services Inc. (2) (3) (5) (13)	Banking, Finance, Insurance & Real Estate	8.50	4/29/2022	12,500	12,405	12,369	1.69
Jazz Acquisition, Inc. (Wencor) (2) (3) (5) (13)	Aerospace & Defense	7.75	6/19/2022	6,700	6,676	5,766	0.79
MRI Software, LLC (2) (3) (5)	Software	9.00	6/23/2022	11,250	11,106	11,151	1.52
Phillips-Medisize Corporation (2) (3) (5) (13)	Chemicals, Plastics & Rubber	8.25	6/16/2022	5,000	4,962	5,000	0.68
Power Stop, LLC (5) (17)	Automotive	11.00	5/29/2022	10,000	9,826	9,854	1.35
Prime Security Services Borrower, LLC (Protection One, Inc.)(2) (3) (5)(13)	Consumer Services	9.75	7/1/2022	3,479	3,435	3,533	0.48
Prowler Acquisition Corp. (Pipeline Supply and Service, LLC) (2) (3) (5)	Wholesale	9.50	7/28/2020	3,000	2,959	997	0.14
Systems Maintenance Services Holding, Inc. (2) (3) (4)	High Tech Industries	9.25	10/18/2020	6,000	5,963	6,000	0.82
Vitera Healthcare Solutions, LLC (2) (3) (4)	Healthcare & Pharmaceuticals	9.25	11/4/2021	2,000	1,978	1,927	0.26
Watchfire Enterprises, Inc. (2) (3) (5) (13)	Media: Advertising, Printing & Publishing	9.00	10/2/2021	7,000	6,930	6,958	0.95

Second Lien Debt Total					$198,420	$196,297	26.85%

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of September 30, 2016

(dollar amounts in thousands)

(unaudited)

Investments—non-controlled/non-affiliated (1)	Industry	Maturity Date	Par Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
Structured Finance Obligations (0.56%) (5) (8) (11)
1776 CLO I, Ltd., Subordinated Notes	Structured Finance	5/8/2020	$11,750	$7,020	$2,556	0.35%
Babson CLO Ltd., 2005-I, Subordinated Notes	Structured Finance	4/15/2019	7,632	333	85	0.01
Clydesdale CLO 2005, Ltd., Subordinated Notes	Structured Finance	12/6/2017	5,750	—	10	0.00
MSIM Peconic Bay, Ltd., Subordinated Notes	Structured Finance	7/20/2019	4,500	115	68	0.01
Nautique Funding Ltd., Income Notes	Structured Finance	4/15/2020	5,000	2,480	2,163	0.30
Venture VI CDO Limited, Preference Shares	Structured Finance	8/3/2020	7,000	3,044	2,870	0.39

Structured Finance Obligations Total				$12,992	$7,752	1.06%

Investments—non-controlled/non-affiliated (1)	Industry	Shares/ Units	Cost	Fair Value (7)	Percentage of Net Assets
Equity Investments (0.45%) (5)
CIP Revolution Investments, LLC	Media: Advertising, Printing & Publishing	30,000	$300	$349	0.05%
Derm Growth Partners III, LLC (Dermatology Associates)	Healthcare & Pharmaceuticals	1,000,000	1,000	985	0.13
GS Holdco LLC (Global Software, LLC)	High Tech Industries	1,000,000	1,001	1,118	0.15
Power Stop Intermediate Holdings, LLC	Automotive	7,150	715	1,194	0.16
T2 Systems Parent Corporation	Transportation: Consumer	570,720	556	555	0.08
THG Acquisition, LLC (The Hilb Group, LLC)	Banking, Finance, Insurance & Real Estate	1,500,000	1,500	2,019	0.28

Equity Investments Total			$5,072	$6,220	0.85%

Total investments—non-controlled/non-affiliated			$1,333,671	$1,324,856	0.85%

Investments—controlled/affiliated	Industry	Interest Rate	Maturity Date	Par Amount/ LLC Interest	Cost	Fair Value (7)	Percentage of Net Assets
Investment Fund (4.18%) (8)
Middle Market Credit Fund, LLC, Mezzanine Loan (2) (5) (17) (21)	Investment Fund	10.15%	6/24/2017	$31,800	$31,800	$31,800	4.35%
Middle Market Credit Fund, LLC, Subordinated Loan and Member’s Interest (5) (21)	Investment Fund	0.001	3/1/2021	24,001	24,001	25,958	3.55

Investment Fund Total					$55,801	$57,758	7.90%

Total investments—controlled/affiliated					$55,801	$57,758	7.90%

Total investments					$1,389,472	$1,382,614	189.08%

(1)	Unless otherwise indicated, issuers of debt and equity investments held by Carlyle GMS Finance, Inc. (“GMS Finance” or the “Company”) are domiciled in the United States and issuers of structured finance obligations are domiciled in the Cayman Islands. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of September 30, 2016

(dollar amounts in thousands)

(unaudited)

thereunder, the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of September 30, 2016, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of September 30, 2016, the Company is not an “affiliated person” of any of these portfolio companies.
(2)	Variable rate loans to the portfolio companies and variable rate notes of structured finance obligations bear interest at a rate that may be determined by reference to either LIBOR or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), which generally resets quarterly. For each such loan and note, the Company has provided the interest rate in effect as of September 30, 2016.
(3)	Loan includes interest rate floor feature.
(4)	Denotes that all or a portion of the assets are owned by the Company’s wholly-owned subsidiary, Carlyle GMS Finance SPV LLC (the “Borrower Sub”). The Borrower Sub has entered into a senior secured revolving credit facility (as amended, the “Revolving Credit Facility”). The lenders of the Revolving Credit Facility have a first lien security interest in substantially all of the assets of the Borrower Sub (see Note 6, Borrowings). Accordingly, such assets are not available to creditors of the Company or Carlyle GMS Finance MM CLO 2015-1 LLC (the “2015-1 Issuer”), a wholly-owned and consolidated subsidiary of the Company.
(5)	Denotes that all or a portion of the assets are owned by the Company. The Company has entered into a senior secured revolving credit facility (as amended, the “Facility”). The lenders of the Facility have a first lien security interest in substantially all of the portfolio investments held by the Company (see Note 6, Borrowings). Accordingly, such assets are not available to creditors of the Borrower Sub or the 2015-1 Issuer.
(6)	Amortized cost represents original cost, including origination fees, adjusted for the accretion/amortization of discounts/premiums, as applicable, on debt investments using the effective interest method. Equity tranche collateralized loan obligation (“CLO”) fund investments, which are referred to as “structured finance obligations”, are recorded at amortized cost using the effective interest method.
(7)	Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (see Note 2, Significant Accounting Policies, and Note 3, Fair Value Measurements), pursuant to the Company’s valuation policy.
(8)	The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(9)	Captive Resources Midco, LLC has an undrawn delayed draw term loan of $3,125 par value at LIBOR + 5.75%, 1.00% floor, and an undrawn revolver of $1,875 par value at LIBOR + 5.75%, 1.00% floor. An unused rate of 1.25% and 0.50% is charged on the delayed draw term loan and revolver principal, respectively, while undrawn.
(10)	The Company receives less than the stated interest rate of this loan as a result of an agreement among lenders. The interest rate reduction is 2.75% on Ministry Brands, LLC. Pursuant to the agreement among lenders in respect of this loan, this investment represents a first lien/first out loan, which has first priority ahead of the first lien/last out loan with respect to principal, interest and other payments.
(11)	As of September 30, 2016, the Company has a greater than 25% but less than 50% equity or subordinated notes ownership interest in certain structured finance obligations. These investments have governing documents that preclude the Company from controlling management of the entity and therefore the Company has determined that the issuer of the investment is not a controlled affiliate or a non-controlled affiliate because the investments are not “voting securities”.
(12)	In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company is entitled to receive additional interest as a result of an agreement among lenders as follows: Dimensional Dental Management, LLC (4.60%), EIP Merger Sub, LLC (Evolve IP) (3.82%), International Medical Group, Inc. (4.65%), Ministry Brands, LLC (2.75%), Product Quest Manufacturing, LLC (3.55%), PSI Services LLC (4.27%), Reliant Pro Rehab, LLC (nil) and The Hilb Group, LLC (3.97%). Pursuant to the agreement among lenders in respect of this loan, this investment represents a first lien/last out loan, which has a secondary priority behind the first lien/first out loan with respect to principal, interest and other payments.

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of September 30, 2016

(dollar amounts in thousands)

(unaudited)

(13)	Denotes that all or a portion of the assets are owned by the 2015-1 Issuer and secure the notes issued in connection with a $400 million term debt securitization completed by the Company on June 26, 2015 (see Note 7, 2015-1 Notes). Accordingly, such assets are not available to the creditors of the Borrower Sub or the Company.
(14)	National Technical Systems, Inc. has an undrawn delayed draw term loan of $4,469 par value at LIBOR + 6.25%, 1.00% floor, and an undrawn revolver of $2,031 par value at LIBOR + 6.25%, 1.00% floor. An unused rate of 1.00% and 0.50% is charged on the delayed draw term loan and revolver principal, respectively, while undrawn.
(15)	Dimensional Dental Management, LLC has an undrawn last out delayed draw term loan of $2,507 par value at LIBOR + 7.00%, 1.00% floor. An unused rate of 1.00% is charged on the delayed draw term loan principal while undrawn.
(16)	Vetcor Professional Practices, LLC has an undrawn delayed draw term loan of $5,241 par value at LIBOR + 6.25%, 1.00% floor. An unused rate of 1.00% is charged on the delayed draw term loan principal while undrawn.
(17)	Represents a corporate mezzanine loan, which is subordinated to senior secured term loans of the portfolio company/investment fund.
(18)	Dermatology Associates has an undrawn delayed draw term loan of $7,270 par value at LIBOR + 6.50%, 1.00% floor, and an undrawn revolver of $564 par value at LIBOR + 6.50%, 1.00% floor. An unused rate of 1.00% is charged on the delayed draw term loan and 0.50% is charged on the revolver principal while undrawn.
(19)	The Hilb Group, LLC has an undrawn last out delayed draw term loan of $6,315 par value at LIBOR + 5.75%, 1.00% floor. An unused rate of 1.00% is charged on the delayed draw term loan principal while undrawn.
(20)	TK USA Enterprises, Inc. has an undrawn revolver of $4,750 par value at LIBOR + 5.00%, 1.00% floor. An unused rate of 0.50% is charged on the principal while undrawn.
(21)	Under the Investment Company Act, the Company is deemed to be an “affiliated person” of and “control” this investment fund because the Company owns more than 25% of the investment fund’s outstanding voting securities and/or has the power to exercise control over management or policies of such investment fund. See Note 5, Middle Market Credit Fund, LLC, for more details.
(22)	CIP Revolution Holdings, LLC has an undrawn delayed draw term loan of $1,331 par value at LIBOR + 6.00%, 1.00% floor, and an undrawn revolver of $1,331 par value at LIBOR + 6.00%, 1.00% floor. An unused rate of 0.75% is charged on the delayed draw term loan and 0.50% is charged on the revolver principal while undrawn.
(23)	Ministry Brands, LLC has an undrawn first out delayed draw term loan of $5,800 par value at LIBOR + 7.00%, 1.00% floor. An unused rate of 2.00% is charged on the delayed draw term loan principal while undrawn.
(24)	Ministry Brands, LLC has an undrawn last out delayed draw term loan of $5,800 par value at LIBOR + 7.00%, 1.00% floor. An unused rate of 2.00% is charged on the delayed draw term loan principal while undrawn.
(25)	T2 Systems, Inc. has an undrawn revolver of $2,933 par value at LIBOR + 6.75%, 1.00% floor. An unused rate of 0.50% is charged on the revolver principal while undrawn.
(26)	OnCourse Learning Corporation has an undrawn revolver of $1,431 par value at LIBOR + 6.50%, 1.00% floor. An unused rate of 0.50% is charged on the revolver principal while undrawn.
(27)	PT Intermediate Holdings III, LLC has an undrawn revolver of $2,025 par value at LIBOR + 6.50%, 1.00% floor. An unused rate of 0.50% is charged on the revolver principal while undrawn.
(28)	Superior Health Linens, LLC has an undrawn revolver of $2,825 par value at LIBOR + 6.50%, 1.00% floor. An unused rate of 0.50% is charged on the revolver principal while undrawn.
(29)	Winchester Electronics Corporation has an undrawn delayed draw term loan of $2,500 par value at LIBOR + 6.50%, 1.00% floor. An unused rate of 1.00% is charged on the delayed draw term loan principal while undrawn.

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of September 30, 2016

(dollar amounts in thousands)

(unaudited)

As of September 30, 2016, investments at fair value consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$1,117,187	$1,114,587	80.61%
Second Lien Debt	198,420	196,297	14.20
Structured Finance Obligations	12,992	7,752	0.56
Equity Investments	5,072	6,220	0.45
Investment Fund	55,801	57,758	4.18

Total	$1,389,472	$1,382,614	100.00%

The industrial composition of investments at fair value as of September 30, 2016 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$63,271	$61,498	4.45%
Automotive	38,297	38,837	2.81
Banking, Finance, Insurance & Real Estate	146,078	147,760	10.68
Business Services	144,605	139,244	10.07
Capital Equipment	36,862	37,201	2.69
Chemicals, Plastics & Rubber	24,743	24,714	1.79
Construction & Building	23,503	23,833	1.72
Consumer Services	79,484	80,575	5.83
Containers, Packaging & Glass	55,682	54,609	3.95
Durable Consumer Goods	20,218	20,165	1.46
Energy: Electricity	36,715	36,744	2.66
Energy: Oil & Gas	11,278	10,948	0.79
Environmental Industries	40,824	41,274	2.99
Forest Products & Paper	21,001	21,466	1.55
Healthcare & Pharmaceuticals	127,264	129,673	9.38
High Tech Industries	94,553	95,892	6.94
Hotel, Gaming & Leisure	31,591	30,724	2.22
Investment Fund	55,801	57,758	4.18
Media: Advertising, Printing & Publishing	55,219	56,047	4.05
Metals & Mining	10,256	10,266	0.74
Non-durable Consumer Goods	32,855	31,941	2.31
Retail	21,857	21,637	1.56
Software	11,106	11,151	0.81
Structured Finance	12,992	7,752	0.56
Telecommunications	108,635	110,016	7.96
Transportation: Cargo	19,331	19,040	1.38
Transportation: Consumer	34,480	35,146	2.54
Wholesale	30,971	26,703	1.93

Total	$1,389,472	$1,382,614	100.00%

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE GMS FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of September 30, 2016

(dollar amounts in thousands)

(unaudited)

The geographical composition of investments at fair value as of September 30, 2016 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Cayman Islands	$12,992	$7,752	0.56%
United Kingdom	21,318	21,030	1.52
United States	1,355,162	1,353,832	97.92

Total	$1,389,472	$1,382,614	100.00%

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

CARLYLE GMS FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of December 31, 2015

(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)	Industry	Interest Rate	Maturity Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
First Lien Debt (75.53%) (continued)
Pelican Products, Inc. (2) (3) (4) (13)	Containers, Packaging & Glass	5.25%	4/11/2020	$7,817	$7,832	$7,444	1.30%
Plano Molding Company, LLC (2) (3) (5) (13)	Hotel, Gaming & Leisure	7.00	5/12/2021	22,487	22,294	21,779	3.81
Product Quest Manufacturing, LLC (2) (3) (4) (5) (12)	Containers, Packaging & Glass	6.75	9/9/2020	28,000	27,477	27,810	4.86
Prowler Acquisition Corp. (Pipeline Supply and Service, LLC) (2) (3) (4)	Wholesale	5.50	1/28/2020	10,911	10,836	9,736	1.70
PSC Industrial Holdings Corp (2) (3) (4) (13)	Environmental Industries	5.75	12/5/2020	11,880	11,782	11,622	2.03
PSI Services LLC (2) (3) (4) (5) (12)	Business Services	8.00	2/27/2021	23,471	22,885	23,933	4.19
SolAero Technologies Corp. (2) (3) (4)	Telecommunications	5.75	12/10/2020	10,827	10,744	10,511	1.84
SolAero Technologies Corp. (2) (3) (13)	Telecommunications	6.25	12/10/2020	9,104	9,023	8,887	1.55
Synarc-Biocore Holdings, LLC (2) (3) (4) (13)	Healthcare & Pharmaceuticals	5.50	3/10/2021	13,264	13,162	12,599	2.20
Systems Maintenance Services Holding, Inc. (2) (3) (13)	High Tech Industries	5.00	10/18/2019	2,193	2,187	2,155	0.38
TASC, Inc. (2) (3) (4) (8) (13)	Aerospace & Defense	7.00	5/23/2020	18,351	17,713	17,916	3.13
Teaching Strategies, LLC (2) (3) (4) (13)	Media: Advertising, Printing & Publishing	6.00	10/1/2019	13,953	13,904	13,844	2.42
The Hilb Group, LLC (2) (3) (5) (12) (13) (15)	Banking, Finance, Insurance & Real Estate	6.75	6/24/2021	23,458	22,850	23,555	4.12
The Hygenic Corporation (Performance Health) (2) (3) (4) (13)	Non-durable Consumer Goods	6.00	10/11/2020	15,920	15,721	15,368	2.69
The SI Organization, Inc. (2) (3) (4) (13)	Aerospace & Defense	5.75	11/23/2019	8,778	8,716	8,724	1.53
The Topps Company, Inc. (2) (3) (4) (13)	Non-durable Consumer Goods	7.25	10/2/2018	11,395	11,326	11,395	1.99
TruckPro, LLC (2) (3) (4) (13)	Automotive	6.00	8/6/2018	9,683	9,648	9,546	1.67
TwentyEighty, Inc. (fka Miller Heiman, Inc.) (2) (3) (4) (13)	Business Services	6.75	9/30/2019	19,094	18,901	16,904	2.96
U.S. Farathane, LLC (2) (3) (4) (13)	Automotive	6.75	12/23/2021	15,818	15,535	15,586	2.73
Vetcor Professional Practices, LLC (2) (3) (4) (5) (13) (16)	Consumer Services	7.00	4/20/2021	11,085	10,983	11,034	1.93
Violin Finco S.A.R.L. (Alexander Mann Solutions)
(United Kingdom) (2) (3) (4) (8) (13)	Business Services	5.75	12/20/2019	11,252	11,176	11,241	1.97
Vistage Worldwide, Inc. (2) (3) (4) (13)	Business Services	6.50	8/19/2021	29,813	29,529	29,505	5.16
Vitera Healthcare Solutions, LLC (2) (3) (4) (13)	Healthcare & Pharmaceuticals	6.00	11/4/2020	9,437	9,369	9,107	1.59
Zest Holdings, LLC (2) (3) (4)(13)	Durable Consumer Goods	5.00	8/16/2020	9,694	9,694	9,597	1.69

First Lien Debt Total					$800,857	$795,034	139.06%

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

CARLYLE GMS FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of December 31, 2015

(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)	Industry	Maturity Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
Structured Finance Obligations (4.26%) (5) (8) (11)
1776 CLO I, Ltd., Subordinated Notes	Structured Finance	5/8/2020	$11,750	$8,079	$3,347	0.59%
AIMCO CLO, Series 2014-A, Class F, 5.47% (2)	Structured Finance	7/20/2026	2,700	2,369	1,701	0.30
AIMCO CLO, Series 2014-A, Subordinated Notes	Structured Finance	7/20/2026	11,500	8,369	5,779	1.00
Ares XXVIII CLO Ltd., Subordinated Notes	Structured Finance	10/17/2024	7,000	4,416	3,255	0.57
Babson CLO Ltd. 2005-I, Subordinated Notes	Structured Finance	4/15/2019	7,632	333	86	0.02
CIFC Funding 2007-III, Ltd., Income Notes	Structured Finance	7/26/2021	6,500	2,902	2,453	0.43
Clydesdale CLO 2005, Ltd., Subordinated Notes	Structured Finance	12/6/2017	5,750	—	11	0.00
Flagship VII Limited, Subordinated Notes	Structured Finance	1/20/2026	7,000	4,781	3,184	0.56
ING IM CLO 2012-1 LLC, Preferred Shares	Structured Finance	3/14/2022	7,610	4,637	3,789	0.66
ING IM CLO 2012- 1 LLC, Subordinated Notes	Structured Finance	3/14/2022	2,500	1,523	1,245	0.22
MSIM Peconic Bay, Ltd., Subordinated Notes	Structured Finance	7/20/2019	4,500	1,112	923	0.16
Nautique Funding Ltd., Income Notes	Structured Finance	4/15/2020	5,000	2,760	2,275	0.40
Steele Creek CLO 2014-I, LLC, Subordinated Notes	Structured Finance	8/21/2026	18,000	13,453	12,241	2.14
Venture VI CDO Limited, Preference Shares	Structured Finance	8/3/2020	7,000	3,488	3,203	0.56
Westwood CDO I, Ltd., Subordinated Notes	Structured Finance	3/25/2021	4,000	1,718	1,320	0.23

Structured Finance Obligations Total				$59,940	$44,812	7.84%

Investments—non-controlled/non-affiliated (1)	Industry	Units	Cost	Fair Value (7)	Percentage of Net Assets
Equity Investments (0.23%) (5)
Power Stop Intermediate Holdings, LLC	Automotive	7,150	$715	$788	0.14%
THG Acquisition, LLC (The Hilb Group, LLC)	Banking, Finance, Insurance & Real Estate	1,500,000	1,500	1,636	0.28

Equity Investments Total			$2,215	$2,424	0.42%

Total Investments—non-controlled/non-affiliated			$1,079,720	$1,052,666	184.12%

(1)	Unless otherwise indicated, issuers of debt and equity investments held by GMS Finance are domiciled in the United States and issuers of structured finance obligations are domiciled in the Cayman Islands. Under the Investment Company Act, the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of December 31, 2015, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2015, the Company is not an “affiliated person” of any of these portfolio companies.

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

As of December 31, 2015, investments at fair value consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$800,857	$795,034	75.53%
Second Lien Debt	216,708	210,396	19.98
Structured Finance Obligations	59,940	44,812	4.26
Equity Investments	2,215	2,424	0.23

Total	$1,079,720	$1,052,666	100.00%

The industrial composition of investments at fair value as of December 31, 2015 was as follows:

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

The geographical composition of investments at fair value as of December 31, 2015 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Cayman Islands	$59,940	$44,812	4.26%
Ireland	9,814	9,740	0.93
United Kingdom	22,891	22,568	2.14
United States	987,075	975,546	92.67

Total	$1,079,720	$1,052,666	100.00%

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE GMS FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

As of September 30, 2016

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

The interim financial statements have been prepared in accordance with US GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with US GAAP are omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of consolidated financial statements for the interim period presented have been included. These adjustments are of a normal, recurring nature. This Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2015. The results of operations for the three month and nine month periods ended September 30, 2016 are not necessarily indicative of the operating results to be expected for the full year.

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

Revenue Recognition

Interest from Investments and Realized Gain/Loss on Investments

Interest income is recorded on an accrual basis and includes the accretion of discounts and amortization of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost, including origination fees, adjusted for the accretion of discounts and amortization of premiums, if any. At time of exit, the realized gain or loss on an investment is the difference between the amortized cost at time of exit and the cash received at exit using the specific identification method.

The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. As of September 30, 2016 and December 31, 2015 and for the three month and nine month periods ended September 30, 2016 and 2015, no loans in the portfolio contained PIK provisions.

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

Other Income

Other income may include income such as consent, waiver, amendment, and syndication fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive fees for guaranteeing the outstanding debt of a portfolio company. Such fees will be amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in other assets in the accompanying Consolidated Statements of Assets and Liabilities. For the three month and nine month periods ended September 30, 2016, the Company earned $1,909 and $4,578, respectively, in other income. For the three month and nine month periods ended September 30, 2015, the Company earned $196 and $669, respectively, in other income.

Non-Accrual Income

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid current and, in management’s judgment, are likely to remain current. Management may not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2016 and December 31, 2015 and for the three month and nine month periods ended September 30, 2016 and 2015, no loans in the portfolio were on non-accrual status.

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

Organization and Offering Costs

The Company agreed to reimburse the Investment Adviser for initial organization and offering costs incurred on behalf of GMS Finance up to $1,500. As of September 30, 2016 and December 31, 2015, $1,500 of organization and offering costs had been incurred by GMS Finance and $57 of excess organization and offering costs had been incurred by the Investment Adviser since inception. The $1,500 of incurred organization and offering costs are allocated to all stockholders based on their respective capital commitment and are re-allocated amongst all stockholders at the time of each capital drawdown subsequent to the Initial Closing. The Company’s organization costs incurred are expensed and the offering costs are charged against equity when incurred.

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

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of September 30, 2016 and December 31, 2015.

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

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the three month and nine month periods ended September 30, 2016 and 2015, there were no transfers between levels.

The following tables summarize the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of September 30, 2016 and December 31, 2015:

	September 30, 2016
	Level I	Level II	Level III	Total
Assets
First Lien Debt	$—	$—	$1,114,587	$1,114,587
Second Lien Debt	—	—	196,297	196,297
Structured Finance Obligations	—	—	7,752	7,752
Equity Investments	—	—	6,220	6,220
Investment Fund
Mezzanine Loan	—	—	31,800	31,800

Subtotal	$—	$—	$1,356,656	$1,356,656

Investments measured at net asset value (1)				$25,958

Total				$1,382,614

	December 31, 2015
	Level I	Level II	Level III	Total
Assets
First Lien Debt	$—	$9,575	$785,459	$795,034
Second Lien Debt	—	—	210,396	210,396
Structured Finance Obligations	—	—	44,812	44,812
Equity Investments	—	—	2,424	2,424

Total	$—	$9,575	$1,043,091	$1,052,666

(1)	Amount represents the Company’s subordinated loan and member’s interest investments in Credit Fund. The fair value of these investments has been estimated using the net asset value of the Company’s ownership interests in Credit Fund.

The changes in the Company’s investments at fair value for which the Company has used Level III inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level III investments still held are as follows:

			Financial Assets For the three month period ended September 30, 2016
	First Lien Debt	Second Lien Debt	Structured Finance Obligations	Equity Investments	Investment Fund - Mezzanine Loan	Total
Balance, beginning of period	$944,494	$219,383	$8,040	$4,703	$1,000	$1,177,620
Purchases	244,501	—	—	856	53,200	298,557
Sales	(13,342)	(8,274)	—	—	(22,400)	(44,016)
Paydowns	(65,764)	(20,969)	(1,432)	—	—	(88,165)
Accretion of discount	1,591	288	—	—	—	1,879
Net realized gains (losses)	(99)	221	(1)	—	—	121
Net change in unrealized appreciation (depreciation)	3,206	5,648	1,145	661	—	10,660

Balance, end of period	$1,114,587	$196,297	$7,752	$6,220	$31,800	$1,356,656

Net change in unrealized appreciation (depreciation) included in earnings related to investments still held as of September 30, 2016 included in net change in unrealized appreciation (depreciation) on investments non-controlled/non-affiliated on the Consolidated Statements of Operations	$4,051	$5,507	$1,145	$661	—	$11,364

		Financial Assets For the three month period ended September 30, 2015
	First Lien Debt	Second Lien Debt	Structured Finance Obligations	Equity Investments	Total
Balance, beginning of period	$651,606	$177,811	$71,170	$2,215	$902,802
Purchases	113,246	21,612	—	—	134,858
Sales	(5,610)	—	(11,509)	—	(17,119)
Paydowns	(52,547)	—	(2,282)	—	(54,829)
Accretion of discount	930	52	6	—	988
Net realized gains (losses)	(11)	—	834	—	823
Net change in unrealized appreciation (depreciation)	3,034	(187)	(4,394)	156	(1,391)

Balance, end of period	$710,648	$199,288	$53,825	$2,371	$966,132

Net change in unrealized appreciation (depreciation) included in earnings related to investments still held as of September 30, 2015 included in net change in unrealized appreciation (depreciation) on investments non-controlled/non-affiliated on the Consolidated Statements of Operations	$4,110	$(187)	$(4,463)	$156	$(1,384)

			Financial Assets For the nine month period ended September 30, 2016
	First Lien Debt	Second Lien Debt	Structured Finance Obligations	Equity Investments	Investment Fund - Mezzanine Loan	Total
Balance, beginning of period	$785,459	$210,396	$44,812	$2,424	—	$1,043,091
Purchases	468,155	33,488	—	2,857	54,200	558,700
Sales	(54,641)	(19,109)	(30,457)	—	(22,400)	(126,607)
Paydowns	(90,540)	(33,462)	(6,689)	—	—	(130,691)
Accretion of discount	3,033	574	(31)	—	—	3,576
Net realized gains (losses)	72	221	(9,771)	—	—	(9,478)
Net change in unrealized appreciation (depreciation)	3,049	4,189	9,888	939	—	18,065

Balance, end of period	$1,114,587	$196,297	$7,752	$6,220	$31,800	$1,356,656

Net change in unrealized appreciation (depreciation) included in earnings related to investments still held as of September 30, 2016 included in net change in unrealized appreciation (depreciation) on investments non-controlled/non-affiliated on the Consolidated Statements of Operations	$2,713	$3,281	$687	$939	—	$7,620

		Financial Assets For the nine month period ended September 30, 2015
	First Lien Debt	Second Lien Debt	Structured Finance Obligations	Equity Investments	Total
Balance, beginning of period	$505,212	$107,874	$76,001	$—	$689,087
Purchases	367,222	89,884	10,059	2,215	469,380
Sales	(15,467)	—	(19,930)	—	(35,397)
Paydowns	(155,623)	—	(7,411)	—	(163,034)
Accretion of discount	2,047	113	16	—	2,176
Net realized gains (losses)	196	—	956	—	1,152
Net change in unrealized appreciation (depreciation)	7,061	1,417	(5,866)	156	2,768

Balance, end of period	$710,648	$199,288	$53,825	$2,371	$966,132

Net change in unrealized appreciation (depreciation) included in earnings related to investments still held as of September 30, 2015 included in net change in unrealized appreciation (depreciation) on investments non-controlled/non-affiliated on the Consolidated Statements of Operations	$5,728	$1,417	$(6,073)	$156	$1,228

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

Investments in the subordinated loan and member’s interest of the investment fund are valued using the net asset value of the Company’s ownership interest in the investment fund and investments in the mezzanine loan of the investment fund are valued using the expected repayment rate.

The following tables summarize the quantitative information related to the significant unobservable inputs for Level III instruments which are carried at fair value as of September 30, 2016 and December 31, 2015:

	Fair Value as of September 30, 2016	Valuation Techniques	Significant Unobservable Inputs	Range		Weighted Average
				Low	High
Investments in First Lien Debt	$979,495	Discounted Cash Flow	Discount Rate	4.67%	15.31%	8.09%
	123,417	Consensus Pricing	Indicative Quotes	95.75	100.38	98.17
	11,675	Income Approach	Discount Rate	14.87%	14.87%	14.87%
		Market Approach	Comparable Multiple	4.93x	5.42x	5.17x

Total First Lien Debt	1,114,587

Investments in Second Lien Debt	163,670	Discounted Cash Flow	Discount Rate	6.90%	11.26%	9.70%
	31,630	Consensus Pricing	Indicative Quotes	98.42	101.56	99.85
	997	Income Approach	Discount Rate	14.07%	14.07%	14.07%
		Market Approach	Comparable Multiple	7.63x	8.29x	7.96x

Total Second Lien Debt	196,297

Investments in Structured Finance Obligations	7,589	Discounted Cash Flow	Discount Rate	17.30%	19.90%	18.40%
			Default Rate	0.50	1.46	0.82
			Prepayment Rate	30.00	35.00	33.11
			Recovery Rate	65.00	70.00	66.42
	163	Consensus Pricing	Indicative Quotes	0.18	1.50	1.22

Total Structured Finance Obligations	7,752

Investments in Equity	6,220	Income Approach	Discount Rate	8.10%	10.06%	9.06%
		Market Approach	Comparable Multiple	7.40x	14.05x	11.15x

Total Equity Investments	6,220

Investments in Investment Fund—Mezzanine Loan	31,800	Income Approach	Repayment Rate	100.00%	100.00%	100.00%

	31,800

Total Level III Investments	$1,356,656

	Fair Value as of December 31, 2015	Valuation Techniques	Significant Unobservable Inputs	Range		Weighted Average
				Low	High
Investments in First Lien Debt	$618,172	Discounted Cash Flow	Discount Rate	5.57%	13.37%	8.19%
	167,287	Consensus Pricing	Indicative Quotes	96.50	99.38	97.97

Total First Lien Debt	785,459

Investments in Second Lien Debt	161,907	Discounted Cash Flow	Discount Rate	9.37%	15.44%	10.56%
	48,489	Consensus Pricing	Indicative Quotes	93.25	101.25	96.86

Total Second Lien Debt	210,396

Investments in Structured Finance Obligations	43,016	Discounted Cash Flow	Discount Rate	13.00%	17.50%	14.05%
			Default Rate	0.19	1.56	1.09
			Prepayment Rate	18.16	40.00	22.09
			Recovery Rate	69.27	75.00	74.36
	1,796	Consensus Pricing	Indicative Quotes	0.18	63.00	59.69

Total Structured Finance Obligations	44,812

Investments in Equity	2,424	Income Approach	Discount Rate	10.19%	10.90%	10.42%
		Market Approach	Comparable Multiple	9.94x	11.09x	10.71x

Total Equity Investments	2,424

Total Level III Investments	$1,043,091

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

Financial instruments disclosed but not carried at fair value

The following table presents the carrying value and fair value of the Company’s secured borrowings disclosed but not carried at fair value as of September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured borrowings	$395,016	$395,016	$234,313	$234,313

Total	$395,016	$395,016	$234,313	$234,313

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

The following table represents the carrying values (before debt issuance costs) and fair values of the Company’s 2015-1 Notes disclosed but not carried at fair value as of September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Aaa/AAA Class A-1A Notes	$160,000	$158,800	$160,000	$157,200
Aaa/AAA Class A-1B Notes	40,000	39,900	40,000	39,700
Aaa/AAA Class A-1C Notes	27,000	27,171	27,000	26,823
Aa2 Class A-2 Notes	46,000	45,095	46,000	45,122

Total	$273,000	$270,966	$273,000	$268,845

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

Prior to a Qualified IPO, the base management fee is calculated and payable quarterly in arrears at an annual rate of 1.50% of the average daily gross assets of the Company for the period adjusted for share issuances or repurchases, excluding any cash and cash equivalents and including assets acquired with leverage from use of the Revolving Credit Facility, Facility and 2015-1 Notes (see Note 6, Borrowings, and Note 7, 2015-1 Notes). For purposes of this calculation, cash and cash equivalents include any temporary investments in cash-equivalents, U.S. government securities and other high quality investment grade debt investments that mature in 12 months or less from the date of investment. Base management fees for any partial quarter are prorated. The Investment

Adviser contractually waived one-third (0.50%) of the base management fee prior to a Qualified IPO (with no right of recapture). The fee waiver will terminate if and when a Qualified IPO has been consummated.

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

For the three month and nine month periods ended September 30, 2016, base management fees were $3,132 and $8,789, respectively (net of waiver of $1,567 and $4,395, respectively), incentive fees related to pre-incentive fee net investment income were $3,962 and $10,318, respectively, and there were no incentive fees related to realized capital gains. For the three month and nine month periods ended September 30, 2015, base management fees were $2,452 and $6,321, respectively (net of waiver of $1,227 and $3,161, respectively), incentive fees related to pre-incentive fee net investment income were $2,584 and $6,190, respectively, and there were no incentive fees related to realized capital gains. For the three month and nine month periods ended September 30, 2016 and 2015, there were no accrued capital gains incentive fees based upon the cumulative net realized and unrealized appreciation (depreciation) as of September 30, 2016 and 2015, respectively. The accrual for any capital gains incentive fee under US GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual.

As of September 30, 2016 and December 31, 2015, $16,142 and $5,277, respectively, was included in base management and incentive fees payable in the accompanying Consolidated Statements of Assets and Liabilities.

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

For the three month and nine month periods ended September 30, 2016, GMS Finance incurred $180 and $526, respectively, and for the three month and nine month periods ended September 30, 2015, GMS Finance incurred $152 and $452, respectively, in fees under the Administrative Agreement, which were included in administrative service fees in the accompanying Consolidated Statements of Operations. As of September 30, 2016 and December 31, 2015, $127 and $97, respectively, was unpaid and included in administrative service fees payable in the accompanying Consolidated Statements of Assets and Liabilities.

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

For the three month and nine month periods ended September 30, 2016, fees incurred in connection with the Sub-Administration Agreement, which amounted to $154 and $442, respectively, were included in other general and administrative in the accompanying Consolidated Statements of Operations. For the three month and nine month periods ended September 30, 2015, fees incurred in connection with the Sub-Administration Agreement, which amounted to $134 and $353, respectively, were included in other general and administrative in the accompanying Consolidated Statements of Operations. As of September 30, 2016 and December 31, 2015, $153 and $138, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.

Placement Fees

On April 3, 2013, the Company entered into a placement fee arrangement with TCG Securities, L.L.C. (“TCG”), a licensed broker-dealer and an affiliate of the Investment Adviser, which may require stockholders to pay a placement fee to TCG for TCG’s services.

For the three month and nine month periods ended September 30, 2016, TCG earned placement fees of $2 and $8, respectively, from GMS Finance stockholders in connection with the issuance or sale of the Company’s common stock. For the three month and nine month periods ended September 30, 2015, TCG earned placement fees of $2 and $4, respectively, from GMS Finance stockholders in connection with the issuance or sale of the Company’s common stock.

Board of Directors

GMS Finance’s Board of Directors currently consists of five members, three of whom are Independent Directors. The Board of Directors has established an Audit Committee consisting of its Independent Directors and a Pricing Committee of the Board of Directors (the “Pricing Committee”), and may establish additional committees in the future. For the three month and nine month periods ended September 30, 2016, GMS Finance incurred $146 and $410, respectively and for the three month and nine month periods ended September 30, 2015, GMS Finance incurred $109 and $316 respectively, in fees and expenses associated with its Independent Directors, the Audit Committee and the Pricing Committee. As of September 30, 2016 and December 31, 2015, $0 was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities. As of September 30, 2016 and December 31, 2015, current directors had committed $607 in capital commitments to the Company.

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

Middle Market Credit Fund SPV, LLC (the “Credit Fund Sub”), a Delaware limited liability company, was formed on April 5, 2016. Credit Fund Sub primarily invests in first lien loans of middle-market companies. Credit Fund Sub is a wholly-owned subsidiary of Credit Fund and is consolidated in Credit Fund’s consolidated financial statements commencing from the date of its formation.

Selected Financial Data

Since inception of Credit Fund and through September 30, 2016, the Company and Credit Partners each made capital contributions of $1 in members’ equity and $24,000 in subordinated loans to Credit Fund. Additionally, Credit Fund borrowed $31,800 in mezzanine loans under a revolving credit facility with the Company (the “Credit Fund Facility”). As of September 30, 2016, Credit Fund had subordinated loans and members’ capital of $51,917 and mezzanine loans of $31,800. The Company’s ownership interest in such subordinated loans and members’ capital was $25,958 and in such mezzanine loans was $31,800.

As of September 30, 2016, Credit Fund held cash and cash equivalents totaling $4,076.

As of September 30, 2016, Credit Fund had total investments at fair value of $292,830, which was comprised of first lien senior secured loans and second lien senior secured loans to 20 portfolio companies. As of September 30, 2016 and for the three month and nine month periods ended September 30, 2016, no loans in Credit Fund’s portfolio were on non-accrual status or contained PIK provisions. The portfolio companies in Credit Fund are U.S. middle market companies in industries similar to those in which the Company may invest directly. Additionally, as of September 30, 2016, Credit Fund had commitments to fund various undrawn revolvers and delayed draw investments to its portfolio companies totaling $35,059.

Below is a summary of Credit Fund’s portfolio, followed by a listing of the loans in Credit Fund’s portfolio as of September 30, 2016:

As of September 30, 2016
Senior secured loans (1)	$293,576
Weighted average yields of senior secured loans based on amortized cost (2)	6.26%
Number of portfolio companies in Credit Fund	20

(1)	At par/principal amount.
(2)	Weighted average yields do not include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of September 30, 2016. Actual yields earned over the life of each investment could differ materially from the yields presented above.

Consolidated Schedule of Investments as of September 30, 2016 (unaudited)
Investments (1)	Industry	Interest Rate	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
First Lien Debt (99.32% of fair value)
Datapipe, Inc. (2) (3) (4)	Telecommunications	5.75%	3/15/2019	$9,775	$9,681	$9,762
Diversitech Corporation (2) (3) (4) (9)	Capital Equipment	7.00	11/19/2021	14,840	14,645	14,780
DYK Prime Acquisition LLC (2) (3) (4)	Chemicals, Plastics & Rubber	5.75	4/1/2022	5,850	5,808	5,909
EIP Merger Sub, LLC (Evolve IP) (2) (3) (4) (7) (16)	Telecommunications	7.25	6/7/2021	23,048	22,379	22,811
Generation Brands Holdings, Inc. (2) (3) (4)	Durable Consumer Goods	6.00	6/10/2022	19,950	19,754	20,058
Jensen Hughes, Inc. (2) (3) (4) (8)	Utilities: Electric	6.00	12/4/2021	21,120	20,883	21,121
Kestra Financial, Inc. (2) (3) (4)	Banking, Finance, Insurance & Real Estate	6.25	6/24/2022	19,950	19,671	19,860
MSHC, Inc. (2) (3) (4) (10)	Construction & Building	6.00	7/19/2021	13,210	13,083	13,138
Netsmart Technologies, Inc. (2) (3) (4)	High Tech Industries	5.75	4/19/2023	12,369	12,252	12,452
PAI Holdco, Inc. (Parts Authority) (2) (3) (4)	Automotive	5.75	12/30/2022	9,975	9,908	9,953
Pasternack Enterprises, Inc. (Infinite RF) (2) (3) (4)	Capital Equipment	6.00	5/27/2022	11,970	11,869	11,996
QW Holding Corporation (Quala) (2) (3) (4) (12) (15)	Environmental Industries	7.75	8/31/2022	3,677	3,178	3,363
RelaDyne Inc. (2) (3) (4) (11)	Wholesale	6.25	7/22/2022	22,635	22,222	22,520
T2 Systems Canada, Inc. (2) (3) (4)	Transportation: Consumer	7.75	9/28/2022	2,707	2,639	2,675
T2 Systems, Inc. (2) (3) (4) (13)	Transportation: Consumer	7.75	9/28/2022	15,338	14,911	15,137
The Original Cakerie, Ltd. (Canada) (2) (3) (4) (14)	Beverage, Food & Tobacco	6.00	7/20/2021	7,027	6,960	7,007
The Original Cakerie, Co. (Canada) (2) (3) (4)	Beverage, Food & Tobacco	6.50	7/20/2021	3,630	3,597	3,616
TK USA Enterprises, Inc. (2) (3) (4)	Construction & Building	6.00	4/4/2023	19,900	19,620	20,099
U.S. Acute Care Solutions, LLC (2) (3) (4)	Health & Pharmaceuticals	6.00	5/15/2021	19,950	19,760	19,930
Vantage Specialty Chemicals, Inc. (2) (3) (4)	Chemicals, Plastics & Rubber	5.50	2/5/2021	17,955	17,824	17,951
WIRB—Copernicus Group, Inc. (2) (3) (4)	Health & Pharmaceuticals	6.00	8/12/2022	8,000	7,933	7,986
Zest Holdings, LLC (2) (3) (4)	Durable Consumer Goods	5.25	8/16/2020	8,700	8,657	8,717

First Lien Debt Total					$287,234	$290,841

Second Lien Debt (0.68% of fair value)
Vantage Specialty Chemicals, Inc. (2) (3) (4)	Chemicals, Plastics & Rubber	9.75%	2/5/2022	$2,000	$1,961	$1,989

Second Lien Debt Total					$1,961	$1,989

Total Investments					$289,195	$292,830

(1)	Unless otherwise indicated, issuers of investments held by Credit Fund are domiciled in the United States. As of September 30, 2016, the geographical composition of investments as a percentage of fair value was 3.63% in Canada and 96.37% in the United States.
(2)	Variable rate loans to the portfolio companies bear interest at a rate that may be determined by reference to either LIBOR or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), which generally resets quarterly. For each such loan, Credit Fund has provided the interest rate in effect as of September 30, 2016.
(3)	Loan includes interest rate floor feature.
(4)	Denotes that all or a portion of the assets are owned by Credit Fund Sub. Credit Fund Sub has entered into a revolving credit facility (the “Credit Fund Sub Facility”). The lenders of the Credit Fund Sub Facility have a first lien security interest in substantially all of the assets of Credit Fund Sub. Accordingly, such assets are not available to creditors of Credit Fund.
(5)	Amortized cost represents original cost, including origination fees, adjusted for the accretion/amortization of discounts/premiums, as applicable, on debt investments using the effective interest method.

(6)	Fair value is determined in good faith by or under the direction of the board of managers of Credit Fund, pursuant to Credit Fund’s valuation policy, which is substantially similar to the valuation policy of the Company provided in Note 3, Fair Value Measurements.
(7)	Credit Fund receives less than the stated interest rate of this loan as a result of an agreement among lenders. Pursuant to the agreement among lenders, this investment represents a first lien/first out loan, which has first priority ahead of the first lien/last out loan with respect to principal, interest and other payments.
(8)	Jensen Hughes, Inc. has an undrawn delayed draw term loan of $1,461 par value at LIBOR + 5.00%, 1.00% floor, and an undrawn revolver of $2,000 par value at LIBOR + 5.00%, 1.00% floor. An unused rate of 0.50% is charged on the delayed draw term loan and the revolver principal while undrawn.
(9)	Diversitech Corporation has an undrawn delayed draw term loan of $5,000 par value at LIBOR + 4.50%, 1.00% floor. An unused rate of 1.00% is charged on the delayed draw term loan while undrawn.
(10)	MSHC Inc. (Service Logic) has an undrawn delayed draw term loan of $1,790 par value at LIBOR + 5.00%, 1.00% floor. An unused rate of 1.50% is charged on the delayed draw term loan while undrawn.
(11)	RelaDyne Inc. has an undrawn delayed draw term loan of $2,703 par value at LIBOR + 5.25%, 1.00% floor, and an undrawn revolver of $2,162 par value at LIBOR + 5.25%, 1.00% floor. An unused rate of 0.50% is charged on the delayed draw term loan and the revolver principal while undrawn.
(12)	QW Holding Corporation (Quala) has an undrawn delayed draw term loan of $10,825 par value at LIBOR + 6.75%, 1.00% floor, and an undrawn revolver of $5,498 par value at LIBOR + 6.75%, 1.00% floor. An unused rate of 1.00% is charged on the delayed draw term loan and the revolver principal while undrawn.
(13)	T2 Systems, Inc. has an undrawn revolver of $1,955 par value at LIBOR + 6.75%, 1.00% floor. An unused rate of 1.00% is charged on the revolver principal while undrawn.
(14)	The Original Cakerie Ltd. (Canada) has an undrawn revolver of $1,665 par value at LIBOR + 5.00%, 1.00% floor. An unused rate of 0.50% is charged on the revolver principal while undrawn.
(15)	Denotes that all or a portion of the assets are owned by Credit Fund. Credit Fund has entered into the Credit Fund Facility. The lenders of the Credit Fund Facility have a first lien security interest in substantially all of the assets of Credit Fund. Accordingly, such assets are not available to creditors of Credit Fund Sub.
(16)	Credit Fund receives less than the stated interest rate of this loan as a result of an agreement among lenders. The interest rate reduction is 1.25% on EIP Merger Sub, LLC (Evolve IP). Pursuant to the agreement among lenders in respect of this loan, this investment represents a first lien/first out loan, which has first priority ahead of the first lien/last out loan with respect to principal, interest and other payments.

Below is certain summarized consolidated financial information for Credit Fund as of September 30, 2016 and for the three and nine months ended September 2016. Credit Fund commenced operations in May 2016.

September 30, 2016
(unaudited)
Selected Consolidated Balance Sheet Information
ASSETS
Investments, at fair value (amortized cost of $289,195)	$292,830
Cash and other assets	8,473

Total assets	$301,303

LIABILITIES AND MEMBERS’ EQUITY
Secured borrowings	$206,075
Mezzanine loans	31,800
Other liabilities	11,511
Subordinated loans and members’ equity	51,917

Liabilities and members’ equity	$301,303

	For the three month period ended September 30, 2016	For the nine month period ended September 30, 2016
	(unaudited)	(unaudited)
Selected Consolidated Statement of Operations Information:
Total investment income	$3,642	$3,658

Expenses
Interest and credit facility expenses	1,798	1,836
Other expenses	496	883

Total expenses	2,294	2,719

Net investment income (loss)	1,348	939

Net realized gain (loss) on investments	41	41
Net change in unrealized appreciation (depreciation) on investments	3,798	3,634

Net increase (decrease) resulting from operations	$5,187	$4,614

Debt

Credit Fund Facility

Credit Fund closed on June 24, 2016 on a revolving credit facility, the Credit Fund Facility, from which Credit Fund may from time to time request mezzanine loans from the Company. The maximum principal amount of the Credit Fund Facility is $100,000.

During the nine month period ended September 30, 2016, there were mezzanine loan borrowings of $54,200 and repayments of $22,400 under the Credit Fund Facility. As of September 30, 2016, there were $31,800 in mezzanine loans outstanding.

Credit Fund Sub Facility

Credit Fund Sub closed on June 24, 2016 on the Credit Fund Sub Facility. The Credit Fund Sub Facility provides for secured borrowings during the applicable revolving period up to an amount equal to $440,000, with an accordion feature that can increase the aggregate maximum credit commitment up to an amount not to exceed $1,400,000. The facility is secured by a first lien security interest in substantially all of the portfolio investments held by Credit Fund Sub and the Company’s and Credit Partners’ unfunded capital commitments.

During the nine month period ended September 30, 2016, there were secured borrowings of $206,075 under the Credit Fund Sub Facility. As of September 30, 2016, there was $206,075 in secured borrowings outstanding.

6. BORROWINGS

In accordance with the Investment Company Act, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 200% after such borrowing. As of September 30, 2016 and December 31, 2015, asset coverage was 209.46%, and 212.70%, respectively. During the nine month period ended September 30, 2016, there were secured borrowings of $411,435 under the Revolving Credit Facility and Facility and repayments of $250,732 under the Revolving Credit Facility and Facility. During the nine month period ended September 30, 2015, there were secured borrowings of $320,200 under the Revolving Credit Facility and Facility and repayments of $449,183 under the Revolving Credit Facility and Facility. As of September 30, 2016 and December 31, 2015, there was $395,016 and $234,313, respectively, in secured borrowings outstanding.

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

As of September 30, 2016 and December 31, 2015, the Borrower Sub was in compliance with all covenants and other requirements of the Revolving Credit Facility.

Facility

The Company closed on March 21, 2014 on the Facility, which was subsequently amended on January 8, 2015 and May 25, 2016 (the “Second Facility Amendment”). The maximum principal amount of the Facility is $220,000, subject to availability under the Facility, which is based on certain advance rates multiplied by the value of the Company’s portfolio investments (subject to certain concentration limitations) net of certain other indebtedness that the Company may incur in accordance with the terms of the Facility. Proceeds of the Facility may be used for general corporate purposes, including the funding of portfolio investments. Maximum capacity under the Facility may be increased to $225,000 through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Facility includes a $20,000 limit for swingline loans and a $5,000 limit for letters of credit. The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Facility, including amounts drawn in respect of letters of credit, bear interest at either LIBOR plus an applicable spread of 2.25%, or an “alternative base rate” (which is the highest of a prime rate, the federal funds effective rate plus 0.50%, or one month LIBOR plus 1.00%) plus an applicable spread of 1.25%. The Company may elect either the LIBOR or the “alternative base rate” at the time of drawdown, and loans may be converted from one rate to another at any time, subject to certain conditions. The Company also pays a fee of 0.375% on undrawn amounts under the Facility and, in respect of each undrawn letter of credit, a fee and interest rate equal to the then-applicable margin under the Facility while the letter of credit is outstanding. The availability period under the Facility will terminate on March 21, 2020 and the Facility will mature on March 21, 2021. During the period from March 21, 2020 to March 21, 2021, the Company will be obligated to make mandatory prepayments under the Facility out of the proceeds of certain asset sales, other recovery events and equity and debt issuances.

Subject to certain exceptions, the Facility is secured by a first lien security interest in substantially all of the portfolio investments held by the Company and the Company’s unfunded investor equity capital commitments (provided that the amount of unfunded capital commitments ultimately available to the lenders is limited to $100,000). The pledge of unfunded investor equity capital commitments was subject to release once $100,000 of incremental capital had been called and received by the Company subsequent to January 8, 2015. The pledge of unfunded investor equity capital commitments had been released as of September 30, 2016. The Facility includes customary covenants, including certain financial covenants related to asset coverage, shareholders’ equity and liquidity, certain limitations on the incurrence of additional indebtedness and liens, and other maintenance covenants, as well as usual and customary events of default for senior secured revolving credit facilities of this nature.

Related to the Second Facility Amendment, $380 of deferred financing costs (representing the prorated financing costs related to a departing lender) were immediately expensed on May 25, 2016 in lieu of continuing to amortize over the term of the Facility.

As of September 30, 2016 and December 31, 2015, the Company was in compliance with all covenants and other requirements of the Facility.

Summary of Facilities

The facilities of the Company and the Borrower Sub consisted of the following as of September 30, 2016 and December 31, 2015:

	September 30, 2016
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Revolving Credit Facility	$400,000	$196,016	$203,984	$11,377
Facility	220,000	199,000	21,000	21,000

Total	$620,000	$395,016	$224,984	$32,377

	December 31, 2015
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Revolving Credit Facility	$400,000	$170,313	$229,687	$3,155
Facility	150,000	64,000	86,000	86,000

Total	$550,000	$234,313	$315,687	$89,155

(1)	The unused portion is the amount upon which commitment fees are based.
(2)	Available for borrowing based on the computation of collateral to support the borrowings.

As of September 30, 2016 and December 31, 2015, $1,365 and $966, respectively, of interest expense, $250 and $141, respectively, of unused commitment fees and $22 and $22, respectively, of other fees were included in interest and credit facility fees payable. For the three month and nine month periods ended September 30, 2016, the weighted average interest rate was 2.75% and 2.67%, respectively, and average principal debt outstanding was $292,084 and $277,575, respectively. For the three month and nine month periods ended September 30, 2015, the weighted average interest rate was 2.28% and 2.22%, respectively, and average principal debt outstanding was $167,952 and $285,547, respectively. As of September 30, 2016 and December 31, 2015, the interest rate was 2.85% and 2.37%, respectively, based on floating LIBOR rates.

For the three month and nine month periods ended September 30, 2016 and 2015, the components of interest expense and credit facility fees on the facilities were as follows:

	For the three month periods ended		For the nine month periods ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Interest expense	$2,071	$996	$5,661	$4,815
Facility unused commitment fee	351	282	1,034	587
Amortization of deferred financing costs	305	215	1,027	728
Other fees	26	25	78	81

Total interest expense and credit facility fees	$2,753	$1,518	$7,800	$6,211

Cash paid for interest expense	$2,023	$1,518	$5,231	$5,080

7. 2015-1 Notes

On June 26, 2015, the Company completed the 2015-1 Debt Securitization. The 2015-1 Notes were issued by the 2015-1 Issuer, a wholly-owned and consolidated subsidiary of the Company, and are secured by a diversified portfolio of the 2015-1 Issuer consisting primarily of first and second lien senior secured loans. The 2015-1 Debt Securitization was executed through a private placement of the 2015-1 Notes, consisting of $160 million of Aaa/AAA Class A-1A Notes which bear interest at the three-month London Interbank Offered Rate

(“LIBOR”) plus 1.85%; $40 million of Aaa/AAA Class A-1B Notes which bear interest at the three-month LIBOR plus 1.75% for the first 24 months and the three-month LIBOR plus 2.05% thereafter; $27 million of Aaa/AAA Class A-1C Notes which bear interest at 3.75%; and $46 million of Aa2 Class A-2 Notes which bear interest at the three month LIBOR plus 2.70%. The 2015-1 Notes were issued at par and are scheduled to mature on July 15, 2027. The Company received 100% of the preferred interests (the “Preferred Interests”) issued by the 2015-1 Issuer on the closing date of the 2015-1 Debt Securitization in exchange for the Company’s contribution to the Issuer of the initial closing date loan portfolio. The Preferred Interests do not bear interest and had a nominal value of $125.9 million at closing. In connection with the contribution, the Company made customary representations, warranties and covenants to the 2015-1 Issuer in the purchase agreement. The Class A-1A, Class A-1B and Class A-1C and Class A-2 Notes are included in the September 30, 2016 consolidated financial statements. The Preferred Interests were eliminated in consolidation.

On the closing date of the 2015-1 Debt Securitization, the 2015-1 Issuer effected a one-time distribution to the Company of a substantial portion of the proceeds of the private placement of the 2015-1 Notes, net of expenses, which distribution was used to repay a portion of certain amounts outstanding under the Revolving Credit Facility and the Facility. As part of the 2015-1 Debt Securitization, certain first and second lien senior secured loans were distributed by the Borrower Sub to the Company pursuant to a distribution and contribution agreement. The Company contributed the loans that comprised the initial closing date loan portfolio (including the loans distributed to the Company from the Borrower Sub) to the 2015-1 Issuer pursuant to a contribution agreement. Future loan transfers from the Company to the 2015-1 Issuer will be made pursuant to a sale agreement and are subject to the approval of the Company’s Board of Directors. Assets of the 2015-1 Issuer are not available to the creditors of the Borrower Sub or the Company. In connection with the issuance and sale of the 2015-1 Notes, the Company made customary representations, warranties and covenants in the purchase agreement.

During the reinvestment period, pursuant to the indenture governing the 2015-1 Notes, all principal collections received on the underlying collateral may be used by the 2015-1 Issuer to purchase new collateral under the direction of Investment Adviser in its capacity as collateral manager of the 2015-1 Issuer and in accordance with the Company’s investment strategy.

The Investment Adviser serves as collateral manager to the 2015-1 Issuer under a collateral management agreement (the “Collateral Management Agreement”). Pursuant to the Collateral Management Agreement, the 2015-1 Issuer pays management fees (comprised of base management fees, subordinated management fees and incentive management fees) (“Management Fees”) to the Investment Adviser for rendering collateral management services. As per the Collateral Management Agreement, for the period the Company retains all of the Preferred Interests, the Investment Adviser does not earn Management Fees for providing such collateral management services. The Company currently retains all of the Preferred Interests, thus the Investment Adviser did not earn any management fees from the 2015-1 Issuer for the three month and nine month periods ended September 30, 2016. Any such waived fees may not be recaptured by the Investment Adviser.

Pursuant to an undertaking by the Company in connection with the 2015-1 Debt Securitization, the Company has agreed to hold on an ongoing basis Preferred Interests with an aggregate dollar purchase price at least equal to 5% of the aggregate outstanding amount of all collateral obligations by the 2015-1 Issuer for so long as any securities of the 2015-1 Issuer remain outstanding. As of September 30, 2016, the Company was in compliance with its undertaking.

The 2015-1 Issuer pays ongoing administrative expenses to the trustee, independent accountants, legal counsel, rating agencies and independent managers in connection with developing and maintaining reports, and providing required services in connection with the administration of the 2015-1 Issuer.

As of September 30, 2016, there were 57 first lien and second lien senior secured loans with a total fair value of approximately $389,197 securing the 2015-1 Notes. The pool of loans in the securitization must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture governing the 2015-1 Notes.

For the nine months ended September 30, 2016, the effective annualized weighted average interest rate, which includes amortization of debt issuance costs on the 2015-1 Notes, was 2.84% based on floating LIBOR rates.

For the three month and nine month periods ended September 30, 2016 and 2015, the components of interest expense on the 2015-1 Notes were as follows:

	For the three month periods ended		For the nine month periods ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Interest expense	$1,929	$1,611	$5,661	$1,698
Amortization of deferred financing costs	51	51	153	54

Total interest expense and credit facility fees	$1,980	$1,662	$5,814	$1,752

Cash paid for interest expense	$1,883	$—	$5,469	$—

8. COMMITMENTS AND CONTINGENCIES

A summary of significant contractual payment obligations was as follows as of September 30, 2016 and December 31, 2015:

	Revolving Credit Facility and Facility		2015-1 Notes
Payment Due by Period	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Less than 1 Year	$—	$—	$—	$—
1-3 Years	—	—	—	—
3-5 Years	395,016	64,000	—	—
More than 5 Years	—	170,313	273,000	273,000

Total	$395,016	$234,313	$273,000	$273,000

In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification and warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of September 30, 2016 and December 31, 2015 for any such exposure.

As of September 30, 2016 and December 31, 2015, the Company had $1,210,870 and $1,174,340, respectively, in total capital commitments from stockholders, of which $445,642 and $559,214, respectively, was unfunded. As of September 30, 2016, current directors had committed $608 in capital commitments to the Company.

The Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par Value as of
	September 30, 2016	December 31, 2015
Unfunded delayed draw commitments	$44,358	$20,695
Unfunded revolving term loan commitments	19,765	3,906

Total unfunded commitments	$64,123	$24,601

As of September 30, 2016, the Company had remaining commitments to fund, from time to time, capital to Credit Fund of up to $375,999. Funding of such commitments generally requires the approval of the board of Credit Fund, including the board members appointed by the Company. As of September 30, 2016, the Company had remaining commitments to fund, from time to time, mezzanine loans to Credit Fund of up to $68,200, of which $1,280 was available for borrowing based on the computation of collateral to support the borrowings.

9. NET ASSETS

The Company has the authority to issue 200,000,000 shares of common stock, $0.01 per share par value.

During the nine month period ended September 30, 2016, the Company issued 8,267,399 shares for $150,296 including reinvestment of dividends. The following table summarizes capital activity during the nine month period ended September 30, 2016:

	Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss) on Investments	Accumulated Net Unrealized Appreciation (Depreciation) on Investments	Total Net Assets
	Shares	Amount
Balance, beginning of period	31,524,083	$315	$613,944	$(74)	$(12,994)	$(2,411)	$(27,054)	$571,726
Common stock issued	8,256,770	83	150,019	—	—	—	—	150,102
Reinvestment of dividends	10,629	—	194	—	—	—	—	194
Net investment income (loss)	—	—	—	—	41,272	—	—	41,272
Net realized gain (loss) on investments	—	—	—	—	—	(9,055)	—	(9,055)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	—	20,196	20,196
Dividends declared	—	—	—	—	(43,197)	—	—	(43,197)

Balance, end of period	39,791,482	$398	$764,157	$(74)	$(14,919)	$(11,466)	$(6,858)	$731,238

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

The following table summarizes total shares issued and proceeds received related to capital subscriptions for the Company’s common stock and reinvestment of dividends during the nine month period ended September 30, 2016:

	Shares Issued	Proceeds Received
January 22, 2016*	3,885	$74
March 11, 2016	1,815,181	33,000
April 22, 2016*	2,988	54
May 6, 2016	1,510,859	26,999
June 24, 2016	1,660,333	30,102
July 22, 2016*	3,756	66
August 26, 2016	1,909,449	35,000
September 16, 2016	1,360,948	25,001

Total	8,267,399	$150,296

*	Represents shares issued upon the reinvestment of dividends

The following table summarizes total shares issued and proceeds received related to capital subscriptions for the Company’s common stock and reinvestment of dividends during the nine month period ended September 30, 2015:

	Shares Issued	Proceeds Received
January 16, 2015	924,977	$18,000
January 26, 2015*	1,051	20
February 26, 2015	2,312,659	45,005
April 21, 2015*	1,351	25
May 1, 2015	1,462,746	28,085
May 22, 2015	1,708,068	33,000
June 25, 2015	2,412,386	46,992
July 22, 2015*	2,018	38
August 21, 2015	1,032,504	20,002
September 30, 2015	104,954	2,009

Total	9,962,714	$193,176

*	Represents shares issued upon the reinvestment of dividends

Subscribed but unissued shares are presented in equity with a deduction of subscriptions receivable until cash is received for a subscription. There were no subscribed but unissued shares as of September 30, 2016 and December 31, 2015.

Subscription transactions during the nine month periods ended September 30, 2016 and 2015 were executed at an offering price at a premium to net asset value due to the requirement to use prior quarter net asset value as offering price unless it would result in the Company selling shares of its common stock at a price below the current net asset value and also in order to effect a reallocation of organizational costs to subsequent investors. Such subscription transactions increased net asset value by $0.02 per share and $0.09 per share, respectively, for the nine month periods ended September 30, 2016 and 2015, respectively.

The Company computes earnings per common share in accordance with ASC 260, Earnings Per Share. Basic earnings per common share were calculated by dividing net increase (decrease) in net assets resulting from operations attributable to the Company by the weighted-average number of common shares outstanding for the period.

Basic and diluted earnings per common share were as follows:

	For the three month periods ended		For the nine month periods ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net increase (decrease) in net assets resulting from operations	$29,170	$9,653	$52,413	$28,656
Weighted-average common shares outstanding	37,489,297	27,219,231	34,623,225	23,314,654

Basic and diluted earnings per common share	$0.78	$0.35	$1.51	$1.23

The following table summarizes the Company’s dividends declared and payable since inception through September 30, 2016:

Date Declared	Record Date	Payment Date	Per Share Amount		Total Amount
March 13, 2014	March 31, 2014	April 14, 2014	$0.19		$2,449
June 26, 2014	June 30, 2014	July 14, 2014	$0.27		$3,481
September 12, 2014	September 18, 2014	October 9, 2014	$0.44		$5,956
December 19, 2014	December 29, 2014	January 26, 2015	$0.35		$6,276
March 11, 2015	March 13, 2015	April 17, 2015	$0.37		$7,833
June 24, 2015	June 30, 2015	July 22, 2015	$0.37		$9,902
September 24, 2015	September 24, 2015	October 22, 2015	$0.42		$11,670
December 29, 2015	December 29, 2015	January 22, 2016	$0.40		$12,610
December 29, 2015	December 29, 2015	January 22, 2016	$0.18	(1)	$5,674
March 10, 2016	March 14, 2016	April 22, 2016	$0.40		$13,337
June 8, 2016	June 8, 2016	July 22, 2016	$0.40		$13,943
September 28, 2016	September 28, 2016	October 24, 2016	$0.40		$15,917

(1)	Represents a special dividend.

10. CONSOLIDATED FINANCIAL HIGHLIGHTS

The following is a schedule of consolidated financial highlights for the nine month periods ended September 30, 2016 and 2015:

	For the nine month periods ended
	September 30, 2016	September 30, 2015
Per Share Data:
Net asset value per share, beginning of period	$18.14	$18.86
Net investment income (loss) (1)	1.19	1.06
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	0.23	0.17

Net increase (decrease) in net assets resulting from operations	1.42	1.23

Dividends declared (2)	(1.20)	(1.16)
Effect of subscription offering price (3)	0.02	0.09

Net asset value per share, end of period	$18.38	$19.02

Number of shares outstanding, end of period	39,791,482	27,895,411
Total return (4)	7.94%	7.00%
Net assets, end of period	$731,238	$530,684
Ratio to average net assets (5):
Expenses net of waiver, before incentive fees	4.12%	3.82%
Expenses net of waiver, after incentive fees	5.74%	5.17%
Expenses gross of waiver, after incentive fees	6.43%	5.85%
Net investment income (loss) (6)	6.49%	5.39%
Interest expense and credit facility fees	2.14%	1.73%
Ratios/Supplemental Data:
Asset coverage, end of period	209.46%	217.29%
Portfolio turnover	22.06%	23.71%
Total committed capital, end of period	$1,210,870	$1,159,529
Ratio of total contributed capital to total committed capital, end of period	63.20%	47.08%
Weighted-average shares outstanding	34,623,226	23,314,654

(1)	Net investment income (loss) per share was calculated as net investment income (loss) for the period divided by the weighted average number of shares outstanding for the period.
(2)	Dividends declared per share was calculated as the sum of dividends declared during the period divided by the number of shares outstanding at each respective quarter-end date (refer to Note 9).
(3)	Increase is due to offering price of subscriptions during the period (refer to Note 9).
(4)	Total return (not annualized) is based on the change in net asset value per share during the period plus the declared dividends, assuming reinvestment of dividends in accordance with the dividend reinvestment plan, divided by the beginning net asset value for the period. Total return for the nine month periods ended September 30, 2016 and 2015 is inclusive of $0.02 and $0.09, respectively, per share increase in net asset value for the periods related to the offering price of subscriptions. Excluding the effects of the higher offering price of subscriptions, total return (not annualized) would have been 7.83% and 6.52%, respectively (refer to Note 9).
(5)	These ratios to average net assets have not been annualized.
(6)	The net investment income ratio is net of the waiver of base management fees.

11. LITIGATION

The Company may become party to certain lawsuits in the ordinary course of business. The Company does not believe that the outcome of current matters, if any, will materially impact the Company or its consolidated financial statements. As of September 30, 2016 and December 31, 2015, the Company was not subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company.

In addition, portfolio investments of the Company could be the subject of litigation or regulatory investigations in the ordinary course of business. The Company does not believe that the outcome of any current contingent liabilities of its portfolio investments, if any, will materially affect the Company or these consolidated financial statements.

12. TAX

The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of September 30, 2016 and December 31, 2015.

In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. As of September 30, 2016 and December 31, 2015, the Company had filed tax returns and therefore is subject to examination.

The Company’s taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate. The estimated tax character of dividends declared for the nine month periods ended September 30, 2016 and 2015 was as follows:

	For the nine month periods ended
	September 30, 2016	September 30, 2015
Ordinary income	$43,197	$29,405
Tax return of capital	$—	$—

13. SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed below.

Subsequent to September 30, 2016, the Company borrowed $83,500 under the Revolving Credit Facility and Facility to fund investment acquisitions. The Company also voluntarily repaid $82,047 under the Revolving Credit Facility and Facility.

On October 14, 2016, Credit Fund issued a capital call and delivered capital drawdown notices of $5,000 each to the Company and Credit Partners. Proceeds from the capital call were due, and the related issuance of $10,000 of subordinated loans occurred, on October 21, 2016.

On October 14, 2016, the Company sold an investment to a wholly-owned subsidiary of Credit Fund for proceeds of $19,800. The Company had no realized gain or loss on this trade. See Note 5, Middle Market Credit Fund, LLC, for further information about Credit Fund.

On November 4, 2016, the Company issued a capital call and delivered capital drawdown notices totaling $35,427. Proceeds from the capital call and the related issuance of 1,905,705 shares is expected on or about November 18, 2016.

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

Revenue

We generate revenue primarily in the form of interest and fee income on debt investments we hold and capital gains, if any, on investments. Our debt investments generally have a stated term of five to eight years and generally bear interest at a floating rate usually determined on the basis of a benchmark such as LIBOR. Interest on these debt investments is generally paid quarterly. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity also reflects the proceeds of sales of securities. We may also generate revenue in the form of commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance and consulting fees.

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

PORTFOLIO AND INVESTMENT ACTIVITY

The fair value of our investments was approximately $1,382,614 comprised of 90 portfolio companies/structured finance obligations/investment fund as of September 30, 2016. The fair value of our investments was approximately $1,052,666 comprised of 85 portfolio companies/structured finance obligations as of December 31, 2015.

The Company’s investment activity for the three month periods ended September 30, 2016 and 2015 is presented below (information presented herein is at amortized cost unless otherwise indicated):

	For the three month periods ended
	September 30, 2016	September 30, 2015
Investments:
Total investments, beginning of period	$1,220,872	$917,292
New investments purchased	308,572	134,858
Net accretion of discount on investments	1,881	1,001
Net realized gain (loss) on investments	544	823
Investments sold or repaid	(142,397)	(71,948)

Total Investments, end of period	$1,389,472	$982,026

Principal amount of investments funded:
First Lien Debt	$249,318	$116,450
Second Lien Debt	—	22,000
Structured Finance Obligations	—	—
Equity Investments	856	—
Investment Fund	63,200	—

Total	$313,374	$138,450

Principal amount of investments sold or repaid:
First Lien Debt	$(89,469)	$(58,171)
Second Lien Debt	(29,121)	—
Structured Finance Obligations	—	(19,175)
Investment Fund	(22,400)	—

Total	$(140,990)	$(77,346)

Number of new funded investments	19	8
Average new funded investment amount	$16,241	$16,857
Percentage of new funded debt investments at floating rates	100%	100%

As of September 30, 2016 and December 31, 2015, investments consisted of the following:

	September 30, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt	$1,117,187	$1,114,587	$800,857	$795,034
Second Lien Debt	198,420	196,297	216,708	210,396
Structured Finance Obligations	12,992	7,752	59,940	44,812
Equity Investments	5,072	6,220	2,215	2,424
Investment Fund	55,801	57,758	—	—

Total	$1,389,472	$1,382,614	$1,079,720	$1,052,666

The weighted average yields (1) for our first and second lien debt, based on the amortized cost and fair value as of September 30, 2016 and December 31, 2015, were as follows:

	September 30, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt (excluding First Lien/Last Out)	6.84%	6.88%	6.38%	6.47%
First Lien/Last Out Unitranche	11.62%	11.45%	11.44%	11.15%

First Lien Debt Total	7.70%	7.72%	7.14%	7.19%
Second Lien Debt	9.58%	9.69%	9.59%	9.87%

First and Second Lien Debt Total	7.98%	8.01%	7.66%	7.75%

(1)	Weighted average yields do not include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of September 30, 2016 and December 31, 2015. Actual yields earned over the life of each investment could differ materially from the yields presented above. Weighted average yields do not include the investment fund.

See the Consolidated Schedules of Investments as of September 30, 2016 and December 31, 2015 in our consolidated financial statements in Part I, Item 1 of this Form 10-Q for more information on these investments, including a list of companies and type and amount of investments.

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

Our Investment Adviser monitors and, when appropriate, changes the investment ratings assigned to each debt investment in our portfolio. In connection with our quarterly valuation process, our Investment Adviser reviews our investment ratings on a regular basis. The following table summarizes the Internal Risk Ratings as of September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
	Fair Value	% of Fair Value	Fair Value	% of Fair Value
(dollar amounts in millions)
Internal Risk Rating 1	$66.5	5.07%	$71.2	7.08%
Internal Risk Rating 2	1,044.2	79.66	809.7	80.54
Internal Risk Rating 3	120.2	9.17	112.3	11.17
Internal Risk Rating 4	67.3	5.13	12.2	1.21
Internal Risk Rating 5	12.7	0.97	—	—
Internal Risk Rating 6	—	—	—	—

Total	$1,310.9	100.00%	$1,005.4	100.00%

As part of our monitoring process, our Investment Adviser has developed risk policies pursuant to which it regularly assesses the risk profile of each of the structured finance obligation investments.

As of September 30, 2016 and December 31, 2015, the weighted average Internal Risk Rating of our debt investment portfolio was 2.2 and 2.1, respectively.

CONSOLIDATED RESULTS OF OPERATIONS

For the three month and nine month periods ended September 30, 2016 and 2015

The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and losses and net change in unrealized appreciation and depreciation. As a result, quarterly comparisons may not be meaningful.

Investment Income

Interest income for the three month and nine month periods ended September 30, 2016 and 2015 were as follows:

	For the three month periods ended		For the nine month periods ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Interest income from non-controlled/non-affiliated investments	$26,362	$19,405	$72,551	$47,836
Other income from non-controlled/non-affiliated investments	1,909	196	4,578	669
Interest income from controlled/affiliated investments	336	—	336	—
Dividend income from controlled/affiliated investments	350	—	350	—

Total investment income	$28,957	$19,601	$77,815	$48,505

The increase in interest and dividend income for the three month and nine month periods ended September 30, 2016 from the comparable periods in 2015 was driven by our deployment of capital, increasing invested balance and a dividend declared by Credit Fund. As of September 30, 2016, the size of our portfolio increased to $1,389,472 from $982,026 as of September 30, 2015, at amortized cost, and total principal amount of investments outstanding increased to $1,437,034 from $1,039,912 as of September 30, 2015. As of September 30, 2016, the weighted average yield of our first and second lien debt increased to 7.98% from 7.30% as of September 30, 2015, on amortized cost.

Interest income on our first and second lien debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of September 30, 2016 and 2015, all of our first and second lien debt investments were performing and current on their interest payments. Interest income from structured finance obligations is recorded based upon an estimation of an effective yield to expected maturity utilizing assumed cash flows. The effective yield is updated at least quarterly based on payments received and expected future payments. In estimating these cash flows, there are a number of assumptions that are subject to uncertainties, including the amount and timing of principal payments which are impacted by prepayments, repurchases, defaults, delinquencies and liquidations of or within the CLO funds that issued the structured finance obligations. These uncertainties are difficult to predict and are subject to future events that could have impacted the Company’s estimates if the information was known at the time of such estimates. As a result, actual results may differ significantly from these estimates.

Net investment income for the three month and nine month periods ended September 30, 2016 and 2015 was as follows:

	For the three month periods ended		For the nine month periods ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Total investment income	$28,957	$19,601	$77,815	$48,505
Net expenses	(13,111)	(9,267)	(36,543)	(23,746)

Net investment income (loss)	$15,846	$10,334	$41,272	$24,759

Expenses

	For the three month periods ended		For the nine month periods ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Base management fees	$4,699	$3,679	$13,184	$9,482
Incentive fees	3,962	2,584	10,318	6,190
Professional fees	568	453	1,574	1,302
Administrative service fees	180	152	526	452
Interest expense	4,051	2,658	11,475	6,567
Credit facility fees	682	522	2,139	1,396
Directors’ fees and expenses	146	109	410	316
Other general and administrative	390	337	1,312	1,202

Total expenses	14,678	10,494	40,938	26,907
Waiver of base management fees	(1,567)	(1,227)	(4,395)	(3,161)

Net expenses	$13,111	$9,267	$36,543	$23,746

Interest expense and credit facility fees for the three month and nine month periods ended September 30, 2016 and 2015 were comprised of the following:

	For the three month periods ended		For the nine month periods ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Interest expense	$4,051	$2,658	$11,475	$6,567
Facility unused commitment fee	351	282	1,034	587
Amortization of deferred financing costs	305	215	1,027	728
Other fees	26	25	78	81

Total interest expense and credit facility fees	$4,733	$3,180	$13,614	$7,963

Cash paid for interest expense	$3,906	$1,518	$10,700	$5,080

The increase in interest expense for the three month and nine month periods ended September 30, 2016 from the comparable periods in 2015 was driven by increased usage of the Company’s credit facilities, additional debt issued through the securitization in the form of the 2015-1 Notes (see Note 7 to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q for more information), and increased deployment of capital to investments. For the three month and nine month periods ended September 30, 2016, the weighted average interest rate under the facilities was 2.75% and 2.67%, respectively, and average principal debt outstanding was $292,084 and $277,575, respectively. For the three month and nine month periods ended September 30, 2015, the weighted average interest rate under the facilities was 2.28% and 2.22%, respectively, and average principal debt outstanding was $167,952 and $285,547, respectively.

The increase in base management fees (and related waiver of base management fees) and incentive fees related to pre-incentive fee net investment income for the three month and nine month period ended September 30, 2016 from the comparable periods in 2015 were driven by our deployment of capital and increasing invested balance. The accrual for any capital gains incentive fee under accounting principles generally accepted in the United States (“US GAAP”) in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. See Note 4 to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q for more information on the incentive and base management fees. For the three month and nine month periods ended September 30, 2016 and 2015, there were no capital gains incentive fees based upon the cumulative net realized and unrealized appreciation (depreciation) as of September 30, 2016 and 2015, respectively.

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

Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) on Investments

During the three month and nine month periods ended September 30, 2016, the Company had a change in unrealized appreciation on 69 and 86 investments, respectively, totaling approximately $19,587 and $34,680, respectively, which was offset by a change in unrealized depreciation on 32 and 25 investments, respectively, totaling approximately $6,807 and $14,484, respectively. During the three month and nine month periods ended September 30, 2015, the Company had a change in unrealized appreciation on 38 and 64 investments, respectively, totaling approximately $7,122 and $13,956, respectively, which was offset by a change in unrealized depreciation on 60 and 47 investments, respectively, totaling approximately $8,626 and $11,211, respectively.

Net realized gain (loss) and net change in unrealized appreciation (depreciation) by the type of investments for the three month and nine month periods ended September 30, 2016 and 2015 were as follows:

	For the three month periods ended		For the nine month periods ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net realized gain (loss) on investments	$544	$823	$(9,055)	$1,152
Net change in unrealized appreciation (depreciation) on investments	12,780	(1,504)	20,196	2,745

Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	$13,324	$(681)	$11,141	$3,897

Net realized gain (loss) and net change in unrealized appreciation (depreciation) by the type of investments for the three month and nine month periods ended September 30, 2016 and 2015 were as follows:

	For the three month periods ended
	September 30, 2016		September 30, 2015
Type	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)
First Lien Debt	$324	$3,082	$(11)	$2,921
Second Lien Debt	221	5,648	—	(187)
Structured Finance Obligations	(1)	1,145	834	(4,394)
Equity Investments	—	661	—	156
Investment Fund	—	2,244	—	—

Total	$544	$12,780	$823	$(1,504)

	For the nine month periods ended
	September 30, 2016		September 30, 2015
Type	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)
First Lien Debt	$495	$3,223	$196	$7,038
Second Lien Debt	221	4,189	—	1,417
Structured Finance Obligations	(9,771)	9,888	956	(5,866)
Equity Investments	—	939	—	156
Investment Fund	—	1,957	—	—

Total	$(9,055)	$20,196	$1,152	$2,745

Net change in unrealized depreciation in our investments for the three month and nine month periods ended September 30, 2016 compared to the comparable periods in 2015 was primarily due to changes in various inputs utilized under our valuation methodology, including, but not limited to, market spreads, leverage multiples and borrower ratings.

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

Together with Credit Partners, the Company co-invests through Credit Fund. Portfolio and investment decisions with respect to Credit Fund must be unanimously approved by a quorum of Credit Fund’s investment committee consisting of an equal number of representatives of the Company and Credit Partners. Therefore, although the Company owns more than 25% of the voting securities of Credit Fund, the Company does not believe that it has control over Credit Fund (other than for purposes of the Investment Company Act). Middle Market Credit Fund SPV, LLC (the “Credit Fund Sub”), a Delaware limited liability company, was formed on April 5, 2016. Credit Fund Sub primarily invests in first lien loans of middle-market companies. Credit Fund Sub is a wholly-owned subsidiary of Credit Fund and is consolidated in Credit Fund’s consolidated financial statements commencing from the date of its formation.

Selected Financial Data

Since inception of Credit Fund and through September 30, 2016, the Company and Credit Partners each made capital contributions of $1 in members’ equity and $24,000 in subordinated loans to Credit Fund. Additionally, Credit Fund borrowed $31,800 in mezzanine loans under a revolving credit facility with the Company (the “Credit Fund Facility”). As of September 30, 2016, Credit Fund had subordinated loans and members’ capital of $51,917 and mezzanine loans of $31,800. The Company’s ownership interest in such subordinated loans and members’ capital was $25,958 and in such mezzanine loans was $31,800.

As of September 30, 2016, Credit Fund held cash and cash equivalents totaling $4,076.

As of September 30, 2016, Credit Fund had total investments at fair value of $292,830, which was comprised of first lien senior secured loans and second lien senior secured loans to 20 portfolio companies. As of September 30, 2016 and for the three month and nine month periods ended September 30, 2016, no loans in Credit Fund’s portfolio were on non-accrual status or contained PIK provisions. The portfolio companies in Credit Fund are U.S. middle market companies in industries similar to those in which the Company may invest directly. Additionally, as of September 30, 2016, Credit Fund had commitments to fund various undrawn revolvers and delayed draw investments to its portfolio companies totaling $35,059.

Below is a summary of Credit Fund’s portfolio, followed by a listing of the loans in Credit Fund’s portfolio as of September 30, 2016:

As of September 30, 2016
Senior secured loans (1)	$293,576
Weighted average yields of senior secured loans based on amortized cost (2)	6.26%
Number of portfolio companies in Credit Fund	20

(1)	At par/principal amount.
(2)	Weighted average yields do not include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of September 30, 2016. Actual yields earned over the life of each investment could differ materially from the yields presented above.

Consolidated Schedule of Investments as of September 30, 2016 (unaudited)
Investments (1)	Industry	Interest Rate	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
First Lien Debt (99.32% of fair value)
Datapipe, Inc. (2) (3) (4)	Telecommunications	5.75%	3/15/2019	$9,775	$9,681	$9,762
Diversitech Corporation (2) (3) (4) (9)	Capital Equipment	7.00	11/19/2021	14,840	14,645	14,780
DYK Prime Acquisition LLC (2) (3) (4)	Chemicals, Plastics & Rubber	5.75	4/1/2022	5,850	5,808	5,909
EIP Merger Sub, LLC (Evolve IP) (2) (3) (4) (7) (16)	Telecommunications	7.25	6/7/2021	23,048	22,379	22,811
Generation Brands Holdings, Inc. (2) (3) (4)	Durable Consumer Goods	6.00	6/10/2022	19,950	19,754	20,058
Jensen Hughes, Inc. (2) (3) (4) (8)	Utilities: Electric	6.00	12/4/2021	21,120	20,883	21,121
Kestra Financial, Inc. (2) (3) (4)	Banking, Finance, Insurance & Real Estate	6.25	6/24/2022	19,950	19,671	19,860
MSHC, Inc. (2) (3) (4) (10)	Construction & Building	6.00	7/19/2021	13,210	13,083	13,138
Netsmart Technologies, Inc. (2) (3) (4)	High Tech Industries	5.75	4/19/2023	12,369	12,252	12,452
PAI Holdco, Inc. (Parts Authority) (2) (3) (4)	Automotive	5.75	12/30/2022	9,975	9,908	9,953
Pasternack Enterprises, Inc. (Infinite RF) (2) (3) (4)	Capital Equipment	6.00	5/27/2022	11,970	11,869	11,996
QW Holding Corporation (Quala) (2) (3) (4) (12) (15)	Environmental Industries	7.75	8/31/2022	3,677	3,178	3,363
RelaDyne Inc. (2) (3) (4) (11)	Wholesale	6.25	7/22/2022	22,635	22,222	22,520
T2 Systems Canada, Inc. (2) (3) (4)	Transportation: Consumer	7.75	9/28/2022	2,707	2,639	2,675
T2 Systems, Inc. (2) (3) (4) (13)	Transportation: Consumer	7.75	9/28/2022	15,338	14,911	15,137
The Original Cakerie, Ltd. (Canada) (2) (3) (4)(14)	Beverage, Food & Tobacco	6.00	7/20/2021	7,027	6,960	7,007
The Original Cakerie, Co. (Canada) (2) (3) (4)	Beverage, Food & Tobacco	6.50	7/20/2021	3,630	3,597	3,616
TK USA Enterprises, Inc. (2) (3) (4)	Construction & Building	6.00	4/4/2023	19,900	19,620	20,099
U.S. Acute Care Solutions, LLC (2) (3) (4)	Health & Pharmaceuticals	6.00	5/15/2021	19,950	19,760	19,930
Vantage Specialty Chemicals, Inc. (2) (3) (4)	Chemicals, Plastics & Rubber	5.50	2/5/2021	17,955	17,824	17,951
WIRB—Copernicus Group, Inc. (2) (3) (4)	Health & Pharmaceuticals	6.00	8/12/2022	8,000	7,933	7,986
Zest Holdings, LLC (2) (3) (4)	Durable Consumer Goods	5.25	8/16/2020	8,700	8,657	8,717

First Lien Debt Total					$287,234	$290,841

Second Lien Debt (0.68% of fair value)
Vantage Specialty Chemicals, Inc. (2) (3) (4)	Chemicals, Plastics & Rubber	9.75%	2/5/2022	$2,000	$1,961	$1,989

Second Lien Debt Total					$1,961	$1,989

Total Investments					$289,195	$292,830

(1)	Unless otherwise indicated, issuers of investments held by Credit Fund are domiciled in the United States. As of September 30, 2016, the geographical composition of investments as a percentage of fair value was 3.63% in Canada and 96.37% in the United States.
(2)	Variable rate loans to the portfolio companies bear interest at a rate that may be determined by reference to either LIBOR or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), which generally resets quarterly. For each such loan, Credit Fund has provided the interest rate in effect as of September 30, 2016.
(3)	Loan includes interest rate floor feature.

(4)	Denotes that all or a portion of the assets are owned by Credit Fund Sub. Credit Fund Sub has entered into the Credit Fund Sub Facility. The lenders of the Credit Fund Sub Facility have a first lien security interest in substantially all of the assets of Credit Fund Sub. Accordingly, such assets are not available to creditors of Credit Fund.
(5)	Amortized cost represents original cost, including origination fees, adjusted for the accretion/amortization of discounts/premiums, as applicable, on debt investments using the effective interest method.
(6)	Fair value is determined in good faith by or under the direction of the board of managers of Credit Fund, pursuant to Credit Fund’s valuation policy, which is substantially similar to the valuation policy of the Company provided in Note 3, Fair Value Measurements.
(7)	Credit Fund receives less than the stated interest rate of this loan as a result of an agreement among lenders. Pursuant to the agreement among lenders, this investment represents a first lien/first out loan, which has first priority ahead of the first lien/last out loan with respect to principal, interest and other payments.
(8)	Jensen Hughes, Inc. has an undrawn delayed draw term loan of $1,461 par value at LIBOR + 5.00%, 1.00% floor, and an undrawn revolver of $2,000 par value at LIBOR + 5.00%, 1.00% floor. An unused rate of 0.50% is charged on the delayed draw term loan and the revolver principal while undrawn.
(9)	Diversitech Corporation has an undrawn delayed draw term loan of $5,000 par value at LIBOR + 4.50%, 1.00% floor. An unused rate of 1.00% is charged on the delayed draw term loan while undrawn.
(10)	MSHC Inc. (Service Logic) has an undrawn delayed draw term loan of $1,790 par value at LIBOR + 5.00%, 1.00% floor. An unused rate of 1.50% is charged on the delayed draw term loan while undrawn.
(11)	RelaDyne Inc. has an undrawn delayed draw term loan of $2,703 par value at LIBOR + 5.25%, 1.00% floor, and an undrawn revolver of $2,162 par value at LIBOR + 5.25%, 1.00% floor. An unused rate of 0.50% is charged on the delayed draw term loan and the revolver principal while undrawn.
(12)	QW Holding Corporation (Quala) has an undrawn delayed draw term loan of $10,825 par value at LIBOR + 6.75%, 1.00% floor, and an undrawn revolver of $5,498 par value at LIBOR + 6.75%, 1.00% floor. An unused rate of 1.00% is charged on the delayed draw term loan and the revolver principal while undrawn.
(13)	T2 Systems, Inc. has an undrawn revolver of $1,955 par value at LIBOR + 6.75%, 1.00% floor. An unused rate of 1.00% is charged on the revolver principal while undrawn.
(14)	The Original Cakerie Ltd. (Canada) has an undrawn revolver of $1,665 par value at LIBOR + 5.00%, 1.00% floor. An unused rate of 0.50% is charged on the revolver principal while undrawn.
(15)	Denotes that all or a portion of the assets are owned by Credit Fund. Credit Fund has entered into the Credit Fund Facility. The lenders of the Credit Fund Facility have a first lien security interest in substantially all of the assets of Credit Fund. Accordingly, such assets are not available to creditors of Credit Fund Sub.
(16)	Credit Fund receives less than the stated interest rate of this loan as a result of an agreement among lenders. The interest rate reduction is 1.25% on EIP Merger Sub, LLC (Evolve IP). Pursuant to the agreement among lenders in respect of this loan, this investment represents a first lien/first out loan, which has first priority ahead of the first lien/last out loan with respect to principal, interest and other payments.

Below is certain summarized consolidated financial information for Credit Fund as of September 30, 2016 and for the three and nine month ended September 2016. Credit Fund commenced operations in May 2016.

September 30, 2016
(unaudited)
Selected Consolidated Balance Sheet Information
ASSETS
Investments, at fair value (amortized cost of $289,195)	$292,830
Cash and other assets	8,473

Total assets	$301,303

LIABILITIES AND MEMBERS’ EQUITY
Secured borrowings	$206,075
Mezzanine loans	31,800
Other liabilities	11,511
Subordinated loans and members’ equity	51,917

Liabilities and members’ equity	$301,303

	For the three month period ended September 30, 2016	For the nine month period ended September 30, 2016
	(unaudited)	(unaudited)
Selected Consolidated Statement of Operations Information:
Total investment income	$3,642	$3,658

Expenses
Interest and credit facility expenses	1,798	1,836
Other expenses	496	883

Total expenses	2,294	2,719

Net investment income (loss)	1,348	939

Net realized gain (loss) on investments	41	41
Net change in unrealized appreciation (depreciation) on investments	3,798	3,634

Net increase (decrease) resulting from operations	$5,187	$4,614

Debt

Credit Fund Facility

Credit Fund closed on June 24, 2016 on a revolving credit facility, the Credit Fund Facility, from which Credit Fund may from time to time request mezzanine loans from the Company. The maximum principal amount of the Credit Fund Facility is $100,000.

During the nine month period ended September 30, 2016, there were mezzanine loans borrowings of $54,200 and repayments of $22,400 under the Credit Fund Facility. As of September 30, 2016, there were $31,800 in mezzanine loans outstanding.

Credit Fund Sub Facility

Credit Fund Sub closed on June 24, 2016 on the Credit Fund Sub Facility. The Credit Fund Sub Facility provides for secured borrowings during the applicable revolving period up to an amount equal to $440,000, with an accordion feature that can increase the aggregate maximum credit commitment up to an amount not to exceed $1,400,000. The Facility is secured by a first lien security interest in substantially all of the portfolio investments held by Credit Fund Sub and the Company’s and Credit Partners’ unfunded capital commitments.

During the nine month period ended September 30, 2016, there were secured borrowings of $206,075 under the Credit Fund Sub Facility. As of September 30, 2016, there was $206,075 in secured borrowings outstanding.

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

The Company closed on March 21, 2014 on the Facility, which was subsequently amended on January 8, 2015 and May 25, 2016. The maximum principal amount of the Facility is $220,000, subject to availability under the Facility, which is based on certain advance rates multiplied by the value of the Company’s portfolio investments (subject to certain concentration limitations) net of certain other indebtedness that the Company may incur in accordance with the terms of the Facility. Proceeds of the Facility may be used for general corporate purposes, including the funding of portfolio investments. Maximum capacity under the Facility may be increased to $225,000 through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Facility includes a $20,000 limit for swingline loans and a $5,000 limit for letters of credit. Subject to certain exceptions, the Facility is secured by a first lien security interest in substantially all of the portfolio investments held by the Company. The Facility includes customary covenants, including certain financial covenants related to asset coverage, shareholders’ equity and liquidity, certain limitations on the incurrence of additional indebtedness and liens, and other maintenance covenants, as well as usual and customary events of default for senior secured revolving credit facilities of this nature.

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

As of September 30, 2016 and December 31, 2015, the Company had $49,841 and $41,837, respectively, in cash and cash equivalents. The facilities of the Company and the Borrower Sub consisted of the following as of September 30, 2016 and December 31, 2015:

	September 30, 2016
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Revolving Credit Facility	$400,000	$196,016	$203,984	$11,377
Facility	220,000	199,000	21,000	21,000

Total	$620,000	$395,016	$224,984	$32,377

	December 31, 2015
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Revolving Credit Facility	$400,000	$170,313	$229,687	$3,155
Facility	150,000	64,000	86,000	86,000

Total	$550,000	$234,313	$315,687	$89,155

(1)	The unused portion is the amount upon which commitment fees are based.
(2)	Available for borrowing based on the computation of collateral to support the borrowings.

The following were the carrying values (before debt issuance costs) and fair values of the Company’s 2015-1 Notes as of September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Aaa/AAA Class A-1A Notes	$160,000	$158,800	$160,000	$157,200
Aaa/AAA Class A-1B Notes	40,000	39,900	40,000	39,700
Aaa/AAA Class A-1C Notes	27,000	27,171	27,000	26,823
Aa2 Class A-2 Notes	46,000	45,095	46,000	45,122

Total	$273,000	$270,966	$273,000	$268,845

Equity Activity

There were $18,105 and $36,530 of investor equity capital commitments made to the Company during the three month and nine month periods ended September 30, 2016, respectively. There were $8,425 and $30,007 of investor equity capital commitments made to the Company during the three month and nine month periods ended September 30, 2015, respectively. As of September 30, 2016 and December 31, 2015, the Company had $1,210,870 and $1,174,340, respectively, in total capital commitments from stockholders, of which $445,642 and $559,214, respectively, was unfunded. As of September 30, 2016, current directors had committed $608 in capital commitments to the Company.

Shares issued as of September 30, 2016 and December 31, 2015 were 39,791,482 and 31,524,683, respectively.

The following table summarizes activity in the number of shares of our common stock outstanding during the nine month periods ended September 30, 2016 and 2015:

	For the nine month periods ended
	September 30, 2016	September 30, 2015
Shares outstanding, beginning of period	31,524,083	17,932,697
Common stock issued	8,256,770	9,958,294
Reinvestment of dividends	10,629	4,420

Shares outstanding, end of period	39,791,482	27,895,411

Contractual Obligations

A summary of our significant contractual payment obligations was as follows as of September 30, 2016 and December 31, 2015:

	Revolving Credit Facility and Facility		2015-1 Notes
Payment Due by Period	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Less than 1 Year	$—	$—	$—	$—
1-3 Years	—	—	—	—
3-5 Years	395,016	64,000	—	—
More than 5 Years	—	170,313	273,000	273,000

Total	$395,016	$234,313	$273,000	$273,000

For more information on the Revolving Credit Facility and Facility and 2015-1 Notes, see Note 6 and Note 7, respectively, to the consolidated financial statements in Part I, Item 1 of this Form 10-Q.

As of September 30, 2016 and December 31, 2015, $196,016 and $170,313, respectively, of secured borrowings were outstanding under the Revolving Credit Facility, and $199,000 and $64,000, respectively, were outstanding under the Facility and $273,000 and $273,000, respectively, of 2015-1 Notes were outstanding. For the three month and nine month periods ended September 30, 2016, we incurred $4,051 and $11,475, respectively, of interest expense and $351 and $1,034, respectively, of unused commitment fees. For the three month and nine month periods ended September 30, 2015, we incurred $2,658 and $6,567, respectively, of interest expense and $282 and $587, respectively, of unused commitment fees.

OFF BALANCE SHEET ARRANGEMENTS

In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification and warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in these consolidated financial statements as of September 30, 2016 and December 31, 2015 included in Part I, Item 1 of this Form 10-Q for any such exposure.

We have in the past and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments.

The Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par Value as of
	September 30, 2016	December 31, 2015
Unfunded delayed draw commitments	$44,358	$20,695
Unfunded revolving term loan commitments	19,765	3,906

Total unfunded commitments	$64,123	$24,601

Pursuant to an undertaking by the Company in connection with the 2015-1 Debt Securitization, the Company agreed to hold on an ongoing basis Preferred Interests with an aggregate dollar purchase price at least equal to 5% of the aggregate outstanding amount of all collateral obligations by the 2015-1 Issuer for so long as any securities of the 2015-1 Issuer remains outstanding. As of September 30, 2016, the Company was in compliance with its undertaking.

As of September 30, 2016, the Company had remaining commitments to fund, from time to time, capital to Credit Fund of up to $375,999. As of September 30, 2016, the Company had remaining commitments to fund, from time to time, mezzanine loans to Credit Fund of up to $68,200, of which $1,280 was available for borrowing based on the computation of collateral to support the borrowings.

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

The following table summarizes the Company’s dividends declared and payable since inception through September 30, 2016:

Date Declared	Record Date	Payment Date	Per Share Amount		Total Amount	Annualized Dividend Yield (1)
March 13, 2014	March 31, 2014	April 14, 2014	$0.19		$2,449	4.76%
June 26, 2014	June 30, 2014	July 14, 2014	$0.27		$3,481	5.52%
September 12, 2014	September 18, 2014	October 9, 2014	$0.44		$5,956	9.23%
December 19, 2014	December 29, 2014	January 26, 2015	$0.35		$6,276	8.17%
March 11, 2015	March 13, 2015	April 17, 2015	$0.37		$7,833	8.58%
June 24, 2015	June 30, 2015	July 22, 2015	$0.37		$9,902	9.03%
September 24, 2015	September 24, 2015	October 22, 2015	$0.42		$11,670	8.91%
December 29, 2015	December 29, 2015	January 22, 2016	$0.40		$12,610	8.97%
December 29, 2015	December 29, 2015	January 22, 2016	$0.18	(2)	$5,674	4.03%
March 10, 2016	March 14, 2016	April 22, 2016	$0.40		$13,337	9.26%
June 8, 2016	June 8, 2016	July 22, 2016	$0.40		$13,943	9.23%
September 28, 2016	September 28, 2016	October 24, 2016	$0.40		$15,917	9.37%

(1)	Annualized dividend yield is calculated by dividing the declared dividend by the weighted average of the net asset value at the beginning of the quarter and the capital called during the quarter and annualizing over 4 quarterly periods.
(2)	Represents a special dividend.

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

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of September 30, 2016 and December 31, 2015.

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

Investments in the investment fund’s subordinated loan and member’s interest are valued using the net asset value of the Company’s ownership interest in the funds and investments in the investment fund’s mezzanine loans are valued using the expected repayment rate.

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

Revenue Recognition

Interest from Investments and Realized Gain/Loss on Investments

Interest income is recorded on an accrual basis and includes the accretion of discounts and amortization of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost, including origination fees, adjusted for the accretion of discounts and amortization of premiums, if any. At time of exit, the realized gain or loss on an investment is the difference between the amortized cost at time of exit and the cash received at exit using the specific identification method.

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

Interest Rate Risk

As of September 30, 2016, on a fair value basis, approximately 1% of our debt investments bear interest at a fixed rate and approximately 99% of our debt investments bear interest at a floating rate, which primarily are subject to interest rate floors. Interest rates on the investments held within the Company’s portfolio of investments are typically based on floating LIBOR, with many of these investments also having a LIBOR floor. Additionally, the Company’s credit facilities are also subject to floating interest rates and are currently paid based on floating LIBOR rates.

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our income in the future.

The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. Interest income is calculated as revenue from interest generated from the Company’s settled portfolio of investments held as of September 30, 2016 and December 31, 2015, excluding structured finance obligations and investment fund. These hypothetical calculations are based on a model of the settled investments in our portfolio, excluding structured finance obligations and investment fund, held as of September 30, 2016 and December 31, 2015, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. Interest expense is calculated based on outstanding secured borrowings and 2015-1 Notes as of September 30, 2016 and December 31, 2015 and based on the terms of the Company’s credit facilities and 2015-1 Notes. Interest expense on the Company’s credit facilities is calculated using the interest rate as of September 30, 2016 and December 31, 2015, adjusted for the hypothetical changes in rates, as shown below. We intend to continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may impact significantly our net interest income.

The Company regularly measures exposure to interest rate risk. The Company assesses interest rate risk and manages interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2016 and December 31, 2015, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled investments (considering interest rate floors for variable rate instruments), excluding structured finance obligations and investment fund, and outstanding secured borrowings and 2015-1 Notes assuming no changes in our investment and borrowing structure:

	As of September 30, 2016			As of December 31, 2015
Basis Point Change	Interest Income	Interest Expense	Net Investment Income	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$28,795	$(19,230)	$9,565	$26,335	$(14,409)	$11,926
Up 200 basis points	$18,715	$(12,820)	$5,895	$16,271	$(9,606)	$6,665
Up 100 basis points	$8,634	$(6,410)	$2,224	$6,207	$(4,803)	$1,404)
Down 100 basis points	$(170)	$4,830	$4,660	$—	$2,826	$2,826
Down 200 basis points	$(290)	$4,830	$4,540	$—	$2,826	$2,826
Down 300 basis points	$(410)	$4,830	$4,420	$—	$2,826	$2,826

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

There have been no changes in our internal control over financial reporting during the three month period ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We may be exposed to special risks associated with bankruptcy case.

One or more of our portfolio companies may be involved in bankruptcy or other reorganization or liquidation proceedings. The reorganization of a company can involve substantial legal, professional and administrative costs to a lender and the borrower. It is subject to unpredictable and lengthy delays, and during the process a company’s competitive position may erode, key management may depart and a company may not be able to invest adequately. In some cases, the debtor company may not be able to reorganize and may be required to liquidate assets. The debt of companies in financial reorganization will, in most cases, not pay current interest, may not accrue interest during reorganization and may be adversely affected by an erosion of the issuer’s fundamental value. To the extent we and an affiliate both hold investments in the same portfolio company that are of a different character, we may also face restrictions on our ability to become actively involved in the event that portfolio company becomes distressed as a result of the restrictions imposed on transactions involving affiliates under the Investment Company Act. In such cases, we may be unable to exercise rights we may otherwise have to protect our interests as security holders in such portfolio company.

Our ability to extend financial commitments may be limited.

The SEC has proposed a new Rule 18f-4 under the Investment Company Act that, if enacted in the form proposed, could adversely impact the way we and other BDCs do business. In addition to imposing restrictions on the use of derivatives, the rule would generally limit our financial commitments to portfolio companies, together with our exposure to other transactions involving senior securities entered into by us other than in reliance of the rule, to not more than 150 percent of our net asset value. We cannot assure you when or if the proposed rule will be adopted by the SEC, and if adopted, whether the final rule will constrain our ability to extend financial commitments.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Except as previously reported by the Company on Form 8-K, we did not sell any equity securities during the period covered in this report that were not registered under the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On November 9, 2016, Michael L. Rankowitz resigned as an Independent Director of the Board of Directors of the Company effective November 9, 2016. In connection therewith, Mr. Rankowitz also resigned as a member of the Audit Committee and the Pricing Committee of the Board of Directors.

Item 6. Exhibits.

10.1	Second Amended and Restated Limited Liability Company Agreement, dated as of June 24, 2016, by and between Carlyle GMS Finance, Inc. and Credit Partners USA LLC, as members.*

31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARLYLE GMS FINANCE, INC.

Dated: November 10, 2016	By	/s/ Venugopal Rathi
Venugopal Rathi Chief Financial Officer