Form 10-K
period 2016-12-31
TCG BDC, INC.
filed 2017-03-22
CIK 1544206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File No. 000-54899

TCG BDC, INC.

(Exact name of Registrant as specified in its charter)

Maryland	80-0789789
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

520 Madison Avenue, 40th Floor, New York, NY 10022

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of December 31, 2016, there was no established public market for the registrant’s common stock.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 21, 2017
Common stock, $0.01 par value	41,708,155

Documents Incorporated by Reference: Portions of the registrant’s Proxy Statement for its 2017 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

TCG BDC, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

We have included or incorporated by reference in this Form 10-K, and from time to time our management may make, “forward-looking statements”. These forward-looking statements are not historical facts, but instead relate to future events or the future performance or financial condition of TCG BDC, Inc. (together with its consolidated subsidiaries, “we,” “us,” “our,” “TCG BDC” or the “Company”). These statements are based on current expectations, estimates and projections about us, our current or prospective portfolio investments, our industry, our beliefs, and our assumptions. The forward-looking statements contained in this Form 10-K and the documents incorporated by reference herein involve a number of risks and uncertainties, including statements concerning:

•	our, or our portfolio companies’, future business, operations, operating results or prospects;

•	the return or impact of current and future investments;

•	the impact of any protracted decline in the liquidity of credit markets on our business;

•	the impact of fluctuations in interest rates on our business;

•	currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars;

•	our future operating results;

•	the impact of changes in laws, policies or regulations (including the interpretation thereof) affecting our operations or the operations of our portfolio companies;

•	the valuation of our investments in portfolio companies, particularly those having no liquid trading market;

•	our ability to recover unrealized losses;

•	market conditions and our ability to access alternative debt markets and additional debt and equity capital;

•	our contractual arrangements and relationships with third parties;

•	the general economy and its impact on the industries in which we invest;

•	the financial condition of and ability of our current and prospective portfolio companies to achieve their objectives;

•	competition with other entities and our affiliates for investment opportunities;

•	the speculative and illiquid nature of our investments;

•	the use of borrowed money to finance a portion of our investments;

•	our expected financings and investments;

•	the adequacy of our cash resources and working capital;

•	the loss of key personnel;

•	the costs associated with being a public entity;

•	the timing, form and amount of any dividend distributions;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability of our investment adviser to locate suitable investments for us and to monitor and administer our investments;

•	the ability of The Carlyle Group Employee Co., L.L.C. and CELF Advisors LLP to attract and retain highly talented professionals that can provide services to our investment adviser and administrator;

•	our ability to maintain our status as a business development company; and

•	our intent to satisfy the requirements of a regulated investment company under Subchapter M of the Internal Revenue Code of 1986, as amended.

We use words such as “anticipates,” “believes,” “expects,” “intends,” “will,” “should,” “may,” “plans,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions to identify forward-looking statements, although not all forward-looking statements include these words. Our actual results and condition could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” in Part I, Item 1A of and elsewhere in this Form 10-K.

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

PART I

In this annual report, except where the context suggests otherwise:

•	the terms “we,” “us,” “our,” “Company” and “TCG BDC” refer to TCG BDC, Inc., a Maryland corporation and its consolidated subsidiaries;

•	the term “SPV” refers to TCG BDC SPV LLC, our wholly owned and consolidated subsidiary;

•	the term “2015-1 Issuer” refers to Carlyle GMS Finance MM CLO 2015-1 LLC, our wholly owned and consolidated subsidiary;

•	the term “Carlyle” refers to The Carlyle Group L.P. (NASDAQ: CG) and its affiliates and its consolidated subsidiaries (other than portfolio companies of its affiliated funds);

•	the term “CPC” refers to the Carlyle Private Credit platform, which is Carlyle’s direct lending business unit that operates within the broader Carlyle Global Credit platform. Carlyle Global Credit operates within Carlyle’s Global Market Strategies (“GMS”) segment;

•	the terms “CGMSFA” and “Administrator” refer to Carlyle GMS Finance Administration L.L.C., our administrator, a wholly owned and consolidated subsidiary of Carlyle;

•	the terms “CGMSIM” and “Investment Adviser” refer to Carlyle GMS Investment Management L.L.C., our investment adviser, a wholly owned and consolidated subsidiary of Carlyle;

•	the term “Credit Fund” refers to Middle Market Credit Fund, LLC, an unconsolidated limited liability company, in which we own a 50% economic interest and co-manage with Credit Partners USA LLC, and its wholly owned and consolidated subsidiary; and

•	references to “this Form 10-K” are to our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 1. Business

We are an externally managed specialty finance company focused on lending to middle market companies. We are managed by our Investment Adviser, a wholly owned subsidiary of The Carlyle Group L.P. We have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). In addition, we have elected to be treated, and intend to continue to comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (together with the rules and regulations promulgated thereunder, the “Code”). Since we commenced investment operations in May 2013 through December 31, 2016, we have invested more than $2.2 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits or repayments.

Our investment objective is to generate current income and capital appreciation primarily through debt investments in U.S. middle market companies, which we define as companies with approximately $10 million to $100 million of earnings before interest, taxes, depreciation and amortization (“EBITDA”), which we believe is a useful proxy for cash flow. We seek to achieve our investment objective primarily through direct originations of secured debt, including first lien senior secured loans (which may include stand-alone first lien loans, first lien/last out loans and “unitranche” loans) and second lien senior secured loans (collectively, “Middle Market Senior Loans”), with the balance of our assets invested in higher yielding investments (which may include unsecured debt, mezzanine debt and investments in equities).

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we generate income from dividends on direct equity investments, capital gains on the sales of loans and debt and equity securities and various loan origination and other fees.

In conducting our investment activities, we believe that we benefit from the significant scale and resources of Carlyle, including our Investment Adviser and its affiliates. We have operated our business as a BDC since we began our investment activities in May 2013.

Effective on March 15, 2017, we changed our name from “Carlyle GMS Finance, Inc.” to “TCG BDC, Inc.”

Formation Transactions

We were formed in February 2012 as a Maryland corporation structured as an externally managed, non-diversified closed-end investment company. On May 2, 2013, we elected to be regulated as a BDC under the Investment Company Act and commenced substantial investment operations upon the completion of our initial closing of equity capital commitments. In addition, for U.S. federal income tax purposes, we have elected to be treated as a RIC under the Code commencing with our taxable year ended December 31, 2013. If we have not consummated an initial public offering of our common stock that results in an unaffiliated public float of at least 15% of the aggregate capital commitments received prior to the date of such initial public offering (a “Qualified IPO”) by May 2, 2018, then our Board of Directors (subject to any necessary stockholder approvals and applicable requirements of the Investment Company Act) will use its best efforts to wind us down and/or liquidate and dissolve us.

Our Investment Adviser

Our investment activities are managed by our Investment Adviser. The principal executive offices of our Investment Adviser are located at 520 Madison Avenue, 40th Floor, New York, NY 10022, with additional offices in Chicago and Los Angeles. Our Investment Adviser is responsible for sourcing potential investments, conducting research and due diligence on prospective investments and equity sponsors, analyzing investment opportunities, structuring our investments and monitoring our investments on an ongoing basis.

Our Investment Adviser is served by an origination, capital markets, underwriting and portfolio management team comprised of experienced investment professionals in CPC, which is Carlyle’s direct lending business unit that operates within the broader Carlyle Global Credit platform. Our investment approach is focused on long-term credit performance and principal preservation. Our Investment Adviser’s investment team utilizes a rigorous, systematic, and consistent investment process, refined over Carlyle’s 29-year history investing in private markets across multiple cycles, designed to achieve enhanced risk-adjusted returns.

Our Investment Adviser’s seven person investment committee is responsible for reviewing and approving our investment opportunities. The members of the investment committee have experience investing through different credit cycles. The investment committee is led by Michael A. Hart, Managing Director of Carlyle, Head of CPC, and our Chief Executive Officer and also includes Jeffrey S. Levin, Managing Director of Carlyle and our President.

Pursuant to a personnel agreement between our Investment Adviser and The Carlyle Group Employee Co., L.L.C. (“Carlyle Employee Co.”), an affiliate of our Investment Adviser, Carlyle Employee Co. provides our Investment Adviser with access to investment professionals that comprise our Investment Adviser’s investment team. As of March 21, 2017, our Investment Adviser’s investment team includes a team of 27 dedicated investment professionals. The seven members of our Investment Adviser’s investment committee have an average of 21 years of industry experience. In addition, our Investment Adviser and its investment team are supported by a team of finance, operations and administrative professionals currently employed by Carlyle Employee Co. and CELF Advisors LLP (“CELF”), both wholly owned subsidiaries of Carlyle.

Our Investment Adviser, its investment professionals, our executive officers and directors, and other current and future principals of our Investment Adviser serve or may serve as investment advisers, officers, directors or principals of entities or investment funds that operate in the same or a related line of business as we do and/or investment funds, accounts and other similar arrangements advised by Carlyle. An affiliated investment fund, account or other similar arrangement currently formed or formed in the future and managed by our Investment Adviser or its affiliates may have overlapping investment objectives and strategies with our own and, accordingly, may invest in asset classes similar to those targeted by us. As a result, our Investment Adviser and/or its affiliates may face conflicts of interest arising out of the investment advisory activities of our Investment Adviser and other operations of Carlyle. See “—Allocation of Investment Opportunities and Potential Conflicts of Interest” and Part I, Item 1A of this Form 10-K “Risk Factors—Risks Related to Our Business and Structure—There are significant potential conflicts of interest, including the management of other investment funds and accounts by our Investment Adviser, which could impact our investment returns” in Part I, Item 1A of this Form 10-K for more information.

Carlyle

Our Investment Adviser is an affiliate of Carlyle. Carlyle is one of the world’s largest and most diversified multi-product global alternative asset management firms. Carlyle and its affiliates advise an array of specialized investment funds and other investment vehicles that invest across a range of industries, geographies, asset classes and investment strategies. Since its founding in Washington, D.C. in 1987, Carlyle has grown to become a leading global alternative asset manager with nearly $158 billion in assets under management (“AUM”) across 281 investment vehicles as of December 31, 2016.

Carlyle Global Credit is one of the largest integrated credit platforms in the industry with approximately $29 billion in AUM and nearly 150 employees with multiple offices, including New York, Chicago and Los Angeles, as of December 31, 2016. Carlyle Global Credit’s investment strategies include loans and structured credit, distressed credit, private credit (through CPC) and energy credit. CPC advises five funds, including us, totaling, in the aggregate, approximately $2.0 billion in AUM as of December 31, 2016.

Primary areas of focus for Carlyle’s Global Credit teams include:

•	Loans and Structured Credit. The structured credit funds invest primarily in performing senior secured bank loans through structured vehicles and other investment vehicles. As of December 31, 2016, Carlyle’s loan and structured credit team advised 44 structured credit funds and two carry funds in the United States, Europe, and Asia totaling, in the aggregate, approximately $19.2 billion in AUM.

•	Distressed Credit. The distressed credit funds generally invest in liquid and illiquid securities and obligations, including secured debt, senior and subordinated unsecured debt, convertible debt obligations, preferred stock and public and private equity of financially distressed companies in defensive and asset-rich industries. In certain investments, these funds may seek to restructure pre-reorganization debt claims into controlling positions in the equity of reorganized companies. As of December 31, 2016, Carlyle’s distressed credit team advised three funds totaling, in the aggregate, approximately $3.4 billion in AUM.

•	Private Credit. The private credit business comprises Carlyle’s BDCs (including us), which invest primarily in middle market first-lien loans (which include unitranche, “first out” and “last out” loans) and second-lien loans, a CLO consisting of middle market senior, first lien loans, and corporate mezzanine funds, which invest in the first-lien, second-lien and mezzanine loans of middle-market companies, typically defined as companies with annual EBITDA ranging from $10 million to $100 million that lack access to the broadly syndicated loan and bond markets. As of December 31, 2016, Carlyle’s private credit investment team advised five funds totaling, in the aggregate, approximately $2.0 billion in AUM.

•	Energy Credit. Carlyle’s energy credit team invests primarily in privately-negotiated mezzanine debt investments in North American energy and power projects and companies. As of December 31, 2016, Carlyle’s energy credit team advised two funds with approximately $4.7 billion in AUM.

Strategic Relationships

We have established two highly differentiated strategic relationships that expand our product offering and increase our scale, enhancing our investment opportunities and optimizing selectivity rates, as we determine which credits provide the best risk adjusted returns for our stockholders. In early 2015, our Investment Adviser developed a key strategic relationship with Madison Capital Funding LLC (“Madison Capital”), a prominent non-bank finance company that is a subsidiary of New York Life Insurance Company, which has allowed us to offer various lending solutions to potential borrowers and has increased our coverage of U.S. middle market private equity firms. Additionally, in early 2016, we agreed to co-invest with Credit Partners, a wholly owned subsidiary of a large Canadian pension fund, to form Credit Fund, a joint venture primarily focused on investing in first lien loans to middle market companies. We and Credit Partners each have 50% economic ownership of Credit Fund and have commitments to fund, from time to time, capital of up to $400 million each.

About Our Administrator

CGMSFA, a Delaware limited liability company, serves as our Administrator. Pursuant to an administration agreement between us and the Administrator (the “Administration Agreement”), our Administrator provides services to us and we reimburse our Administrator for its costs and expenses and our allocable portion of overhead incurred by our Administrator in performing its obligations under the Administration Agreement, including our allocable portion of the compensation of certain of our officers and staff. In addition, our Administrator has entered into sub-administration agreements with Carlyle Employee Co. and CELF (the “Carlyle Sub-Administration Agreements”), which provide our Administrator with access to personnel. Our Administrator has also entered into a sub-administration agreement with State Street Bank and Trust Company (“State Street” and such agreement, the “State Street Sub-Administration Agreement” and, together with the Carlyle Sub-Administration Agreements, the “Sub-Administration Agreements”), pursuant to which State Street provides for certain administrative and professional services. State Street also serves as our custodian, transfer agent, distribution paying agent and registrar.

Competitive Strengths

Market Leading Direct Origination Platform. We have access to CPC’s expansive origination platform, including 27 dedicated investment professionals, that covers over 200 private equity firms and over 150 lending institutions. We take a regional approach to client coverage with offices in New York City, Chicago and Los Angeles. The origination team is highly experienced, and maintains deep relationships with a broad network of financial sponsors, commercial and investment banks, and finance companies, which are expected to continue to generate a significant amount of investment opportunities.

Scaled Investment Platform and Capabilities. Our Investment Adviser is a key part of, and has access to, CPC’s established, scaled investment platform. CPC’s broad capabilities and ability to offer a full financing solution to middle market companies give us access to a wide funnel of opportunities, allow us to select high quality credits, construct the optimal financing package as it relates to price and terms, assert greater control over documentation, and generate attractive risk-adjusted returns for our stockholders. As a result of our scale, strategic relationships and ability to co-invest, we can offer large hold sizes, and are able to provide certainty with regards to spreads, fees, structure and covenants. Furthermore, the breadth of CPC’s debt offerings also allows us to deploy capital at a measured pace across credit cycles and construct a portfolio that will perform in a broad range of economic conditions. We believe our differentiated platform has allowed us to become a preferred lending partner to middle market financial sponsors that place a premium on reliability and certainty of financing.

One Carlyle Capabilities Leading to Superior Credit Performance. We benefit from our Investment Adviser’s utilization of the broader resources of Carlyle, which includes access to Carlyle’s relationships and institutional knowledge from almost three decades of private market investing. Our underwriting process leverages Carlyle’s 700 investment professionals across multiple alternative investment asset classes, 29 operating executive consultants, information obtained through direct ownership of over 275 companies and lending relationships with over 500 companies, 11 credit industry research analysts, and in-house government affairs and economic research teams. Our systematic and consistent approach is augmented by industry expertise and tenured underwriting professionals who both lead our Investment Adviser’s investment team and serve on our Investment Adviser’s investment committee. Strong credit underwriting has been a key component of our investing process, where our Investment Adviser seeks to select borrowers whose businesses are expected to retain significant value.

Experienced Investment Team. Our Investment Adviser’s investment team comprises investment professionals in CPC who have extensive middle market lending experience. The investment team consists of 27 dedicated investment professionals. The seven members of our Investment Adviser’s investment committee have an average of 21 years of industry experience. We believe the breadth and depth of the investment team in sourcing, structuring, executing, and monitoring a broad range of private investments provides us with a significant competitive advantage in building a high quality portfolio of investments.

Carefully Constructed Portfolio of Diversified Senior Secured, Floating Rate Loans. Our portfolio has been defensively constructed, exhibits strong credit quality, generates stable risk-adjusted returns and allows us to generate meaningful investment income, and consequently dividend income, for our stockholders. We have invested approximately $2.0 billion since our inception in directly originated middle market loans. Our portfolio is highly diversified by borrower, industry sector, sponsor relationships and other metrics. As of December 31, 2016, we had a portfolio of 98 investments in 86 portfolio companies across 29 industries and 57 unique sponsors. As of December 31, 2016, approximately 99% of our debt investments bore interest at floating rates, subject to interest rate floors, and 80.1% of our portfolio was invested in first-lien debt investments (including 12.9% first lien last out loans).

Strategic Relationships. Our strategic relationships enhance our ability to provide full financing solutions to our borrowers, which results in our being able to generate optimal economics, significant access to diligence and control over documentation terms. Additionally, these relationships further strengthen our origination platform and ability to develop creative financing solutions to invest through the capital structure based on where we believe the best risk-adjusted return opportunities reside. Our Investment Adviser’s strategic relationship with Madison Capital, a leading middle market senior lender with approximately $8.2 billion of AUM as of December 31, 2016, allows us to offer a full unitranche financing solution. This product provides middle market companies with certainty for financing without syndication risk and generates attractive risk-adjusted returns on these investments for our stockholders. Madison Capital provides the first lien/first out portion of the unitranche loan, which allows us to provide the first lien/last out portion. Collectively, we and Madison Capital have provided over $800 million (before any repayments or exits) of unitranche loans to middle market companies. The relationship has been extremely successful, and we frequently invest alongside Madison Capital on a variety of investment opportunities (in addition to unitranche loans).

Separately, Credit Fund, our strategic joint venture with a large Canadian pension fund, primarily invests in first lien loans of middle-market companies. Since its inception and through December 31, 2016, Credit Fund has provided $453 million (before any repayments or exits) of senior secured loans. This joint venture provides us with an enhanced first lien loan product for certain transactions, thus further increasing our deal flow, and results in an increased number of borrowers in our portfolio, which provides strategic benefits as we build incumbent positions for future growth and investment opportunity.

The following highlights illustrate our accomplishments since the commencement of our operations:

•

Equity Capital Commitments and Investments—As of March 21, 2017, we had a total of $1.3 billion in total equity capital commitments. Of that total, and inclusive of the use of leverage and recycled proceeds from sales and paydowns, we have deployed $1.6 billion in 114 funded first lien debt investments, $272.2 million in 30 funded second lien debt investments, $126.6 million in 27 structured finance obligations, $5.1 million in six equity investments and $119.8 million in one investment fund through December 31, 2016.

•	Facilities and the 2015-1 Notes—On May 24, 2013, our wholly owned subsidiary, the SPV, entered into a senior secured revolving credit facility (as amended, the “SPV Credit Facility”) with a maximum principal amount of $400 million. In addition, on March 21, 2014, we entered into a senior secured revolving credit facility (as amended, the “Credit Facility” and, together with the SPV Credit Facility, the “Facilities”) with a maximum principal amount of $220 million. Further, on June 26, 2015, we completed a $400 million term debt securitization (the “2015-1 Debt Securitization”). The notes offered in the 2015-1 Debt Securitization (the “2015-1 Notes”) were issued by the 2015-1 Issuer, our wholly owned and consolidated subsidiary.

•	Credit Platform Enhancements—Our Investment Adviser’s investment team has continued to expand and enhance all facets of the credit platform supporting us. Additional senior origination professionals were added during 2016 which meaningfully expanded the direct sourcing capabilities, bringing the total number of senior origination professionals to eight as of December 31, 2016. The scale of the direct origination platform allows us to maximize the investment opportunity set and increase overall investment selectivity. Direct origination has several important benefits including optimizing transaction economics, improving the strength of the loan documentation, and providing greater access to due diligence materials. Additional senior resources were added to the capital markets group, further enhancing investment sourcing and syndication capabilities with other lenders, including banks, finance companies, credit funds, and other business development companies. Additional professionals were added to the underwriting and portfolio management team to support the overall increase in investment activity and portfolio growth. This team works closely with the origination and capital markets professionals, as well as the CPC industry research analysts in executing all facets of transaction due diligence and portfolio management. Further enhancements and additions will be made as appropriate to ensure that our Investment Adviser’s investment team continues to have best in class execution across each segment of the business.

Market Opportunity

We believe the middle market lending environment provides attractive investment opportunities as a result of a combination of the following factors:

Favorable Market Environment. We believe the middle market remains one of the most attractive investment areas due to its large size, superior value relative to the broadly syndicated loan market, and supply-demand imbalance that continues to favor non-bank lenders. We believe market yields remain attractive and leverage levels at middle market companies are stable, creating a favorable investment environment.

Large and Growing U.S. Middle Market. The U.S. middle market is the largest market by many measures, which is expected to enable us to invest selectively as approximately 70% of middle market loan volume is sponsor-backed. According to S&P Capital IQ, as of December 31, 2016, there are over 70,000 U.S. middle market companies generating between $20 million and $1 billion in annual revenue, compared with approximately 3,500 companies with revenue greater than $1 billion. We believe these middle market companies, both sponsored and non-sponsored, represent a significant growth segment of the U.S. economy and often require substantial capital investments to grow.

Leverage, Pricing and Risk. According to the S&P Global Market Intelligence LCD Quarterly Leveraged Lending Review (Q4 2016), middle market companies are less levered, have larger equity contributions, experience lower rates of default, and achieve higher recoveries versus large cap broadly syndicated loans. Middle market loans also tend to achieve more attractive pricing and structures, including documentation, covenants and information/governance, than broadly syndicated loans. Over the 3 year period from 2014 to 2016, middle market loans have exhibited an approximate 200 basis points spread premium over broadly syndicated loans according to the S&P Global Market Intelligence LCD Leveraged Loan Index.

Market Environment Favors Non-Traditional Lenders. Traditional middle-market lenders, such as commercial and regional banks and commercial finance companies, have contracted their origination and lending activities and are focusing on more liquid asset classes or have exited the business. At the same time, institutional investors have sought to invest in larger, more liquid offerings, limiting the ability of middle-market companies to raise debt capital through public capital markets. This has resulted in other capital providers, such as specialty finance companies, structured-credit vehicles such as CLOs (collateralized loan obligations), BDCs, and private investment funds, actively investing in the middle market. We believe the aforementioned changes and restrictions have created a large and growing market opportunity for alternative lenders such as us.

Favorable Capital Markets Trends. Current and future demand for middle market financings, driven by private equity investment and upcoming maturities are expected to provide us with ample deal flow. Current data from the Thompson Reuters LPC Middle Market Weekly Report (January 27, 2017) suggests that approximately $615 billion of upcoming loan maturities for middle market companies are due between 2017 and 2022, and the PitchBook PE & VE Fundraising and Capital Overhang Report (1H 2016) suggests that there is over $657 billion of uninvested capital in 2011–2015 vintage private equity funds. We believe these refinancings and uninvested capital will provide a steady flow of attractive opportunities for well-positioned lenders with deep and longstanding sponsor and market relationships, particularly for providers of full capital structure financing solutions.

Allocation of Investment Opportunities and Potential Conflicts of Interest

An affiliated investment fund, account or other similar arrangement currently formed or formed in the future and managed by our Investment Adviser or its affiliates may have overlapping investment objectives and strategies with our own and, accordingly, may invest in asset classes similar to those targeted by us. This creates potential conflicts in allocating investment opportunities among the Company and such other investment funds, accounts and similar arrangements, particularly in circumstances where the availability or liquidity of such investment opportunities is limited or where co-investments by the Company and other funds, accounts or arrangements are not permitted under applicable law, as discussed below.

For example, Carlyle sponsors several investment funds, accounts and other similar arrangements with strategies overlapping with our strategy, including, without limitation, structured credit funds as well as future closed-end registered investment companies, BDCs, carry funds, managed accounts and structured credit funds. The terms of certain of these investment funds, accounts or other similar arrangements require Carlyle to allocate investment opportunities to them in priority to allocations to other vehicles, such as us. In addition, in some cases the Investment Adviser may make investment recommendations to investment funds, accounts and similar arrangements where the investment funds, accounts and similar arrangements make the investment independently of the Investment Adviser. As a result, there are circumstances where investments appropriate for us are instead allocated, in whole or in part, to such other investment funds, accounts or other similar arrangements irrespective of the Investment Adviser’s policies regarding allocation of investments. Where Carlyle otherwise has discretion to allocate investment opportunities among various funds, accounts and other similar arrangements, it should be noted that Carlyle may determine to allocate such investment opportunities away from us. While our Investment Adviser maintains an allocation policy, such policy may result in certain investment opportunities that are attractive to us being allocated to other funds managed by affiliates of Carlyle.

Our Investment Adviser’s investment team forms the exclusive Carlyle platform for U.S. middle market debt investments. If Carlyle is presented with investment opportunities that generally fall within our investment objective and that of other Carlyle funds, accounts or other similar arrangements, whether focused on a debt strategy or otherwise, Carlyle allocates such opportunities among us and such other Carlyle funds, accounts or other similar arrangements in a manner consistent with our Investment Adviser’s allocation policies and procedures. Our Investment Adviser’s allocation policies and procedures are designed to allocate investment opportunities fairly and equitably among its clients over time, taking into account the sourcing of the transaction, the nature of the investment focus of each such other Carlyle fund, accounts or other similar arrangements, the relative amounts of capital available for investment, the nature and extent of involvement in the transaction on the part of the respective teams of investment professionals, any requirements contained in the governing agreements of the Carlyle funds, accounts or other similar arrangements and other considerations deemed relevant by Carlyle in good faith, including suitability considerations and reputational matters. The application of these considerations may cause differences in the performance of different Carlyle funds, accounts and similar arrangements that have similar strategies.

Because we are a BDC, we are not generally permitted to make loans to companies controlled by Carlyle or other funds managed by Carlyle.

We are also not permitted to make any co-investments with our Investment Adviser or its affiliates (including any fund managed by Carlyle) without exemptive relief from the SEC, subject to certain exceptions, including with respect to our downstream affiliates. The SEC has granted us exemptive relief that permits us and certain of our affiliates to co-invest in suitable negotiated investments (the “Exemptive Relief”). Co-investments made under the Exemptive Relief are subject to compliance with the conditions and other requirements contained in the Exemptive Relief, which could limit our ability to participate in a co-investment transaction. We may also co-invest with funds managed by Carlyle or any of its downstream affiliates, subject to compliance with applicable law and regulations, existing regulatory guidance, and our Investment Adviser’s allocation policies and procedures.

While Carlyle and our Investment Adviser seek to implement their respective allocation processes in a fair and equitable manner under the particular circumstances, there can be no assurance that it will result in equivalent allocation of or participation in investment opportunities or equivalent performance of investments allocated to us as compared to the other entities. In some cases, due to information barriers that are in place, the Company and other Carlyle investment funds, accounts or other similar arrangements may compete with each other for specific investment opportunities without being aware that they are competing with each other. Carlyle has a conflict system in place above these information barriers to identify potential conflicts early in the process and determine if an allocation decision needs to be made. If the conflicts system detects a potential conflict, the legal and compliance departments of Carlyle assess investment opportunities to determine whether a particular investment opportunity is required to be allocated to a particular investment fund, account or other similar arrangement (including the Company) or is prohibited from being allocated to a particular investment fund, account or similar arrangement. Subject to a determination by the legal and compliance departments (if applicable), portfolio management teams are then charged with ensuring that investment opportunities are allocated to the appropriate investment fund, account or similar arrangement.

During periods of unusual market conditions, our Investment Adviser may deviate from its normal trade allocation practices. For example, this may occur with respect to the management of unlevered and/or long-only investment funds, accounts or similar arrangements that are typically managed on a side-by-side basis with levered and/or long-short investment funds, accounts or similar arrangements.

Investment Strategy

Our investment objective is to generate current income and capital appreciation primarily through debt investments in U.S. middle market companies. We seek to achieve our investment objective by investing primarily in Middle Market Senior Loans of private U.S. middle market companies with the balance of our assets invested in higher yielding investments (which may include unsecured debt, mezzanine debt and investments in equities).

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

Investment Approach and Risk Monitoring of Investments

Our Investment Adviser utilizes a rigorous, systematic and consistent due diligence underwriting process to evaluate all investment opportunities. Our Investment Adviser’s investment teams primarily consist of origination professionals, research analysts and underwriters. An investment team works on a particular transaction from initial screening through closing, and the same team continues to monitor the credit for the life cycle of the investment.

We view our investment process as consisting of the phases described below:

Origination. Our Investment Adviser has built a strong direct origination platform with coverage of over 200 private equity firms and over 150 lending institutions. Our Investment Adviser’s origination team sources approximately 700 opportunities per year for us with an ultimate investment rate by us of less than 10% annually. The scale of our Investment Adviser’s origination platform allows us to maximize access to investment opportunities and enhance overall investment selectivity. We further seek to reduce risk by partnering with experienced sponsors with strong track records. We believe lending to companies owned by leading private equity firms (versus non-sponsored companies) has several important and potentially defensive characteristics. Sponsor involvement provides for:

•	maximization of investment opportunities as approximately 70% of middle market loan volume is sponsor backed as of December 31, 2016, according to the S&P Global Market Intelligence LCD Middle Market Fact Sheet;

•	validation of enterprise value;

•	support, as needed, in strategy, operations and governance of portfolio companies; and

•	the potential for additional capital commitment by sponsor if company requires financial support.

The origination team supplements these relationships through personal visits and marketing campaigns focused on maximizing investment deal flow. It is their responsibility to identify specific opportunities, refine opportunities through candid exploration of the underlying facts and circumstances and to apply creative and flexible solutions to solve clients’ financing needs. The origination personnel are located in New York, Chicago and Los Angeles. Each originator maintains long-standing relationships with potential sources of deal flow and is responsible for covering a specified target market. We believe those originators’ strength and breadth of relationships across a wide range of markets generate numerous financing opportunities, which should enable our Investment Adviser to be highly selective in recommending investments.

Transaction Screening. After the senior originator has completed an initial screen, the investment team will prepare and present a consistent screening template that includes business description, proposed transaction financing structures, preliminary financial analysis, initial assessment of investment merits and key risks and market/industry considerations to a subset of our Investment Adviser’s investment committee. During this early stage, the investment team also assesses initial adherence with environmental, social, and governance policies. Based on feedback from the committee, the deal team will prepare and disseminate an outcome email that documents the takeaways from the meeting, including preferred financing structure as well as terms, key diligence items, and next steps.

Underwriting. The next step is full credit analysis and in-depth due diligence. During the investment process, the investment team works closely with the private equity sponsor in all aspects of due diligence, including onsite meetings, due diligence calls, and review of third party diligence reports. Our Investment Adviser also conducts an independent evaluation of the business, utilizing both internal and external sources. A key differentiator is our Investment Adviser’s integrated credit platform and collaborative efforts that leverage Carlyle’s broader resources, which include access to Carlyle’s relationships and institutional knowledge. This includes speaking to the private equity investment professionals (in accordance with information barrier restrictions), Carlyle operating executives, Carlyle’s Chief Economist & Director of Research, Carlyle’s Government Affairs professionals, and any executive within Carlyle’s private equity portfolio. In addition, we utilize multiple third party expert networks to supplement its work to gain further insight into company and industry factors from various thought leaders across the company’s markets. From the multiple diligence sources noted above, the deal team will prepare a highly detailed approval memo that includes, but is not limited to, the following:

•	Overview of the opportunity and investment team recommendation

•	Structure, terms and pricing of the proposed facilities

•	Sources and uses

•	Sponsor background, history

•	Risks and mitigants

•	Detailed analysis of historical financial statements, including analysis of EBITDA adjustments, where appropriate

•	Projections, including management/sponsor case and base case, with assumptions clearly described, including revenue and EBITDA bridge, where appropriate

•	Downside case analysis

•	Fixed/variable cost analysis

•	Business/product description

•	Customers & suppliers

•	Industry trends and analysis

•	Competition

•	Management

•	Legal, environmental, regulatory issues (if applicable)

•	Capital markets/syndication strategy (if applicable)

•	Items as to which approval is conditional and which require further due diligence and/or subsequent resolution

Monitoring. We view proactive portfolio monitoring as a vital part of the investment process. Our Investment Adviser utilizes a proprietary credit surveillance report and software system, an objective rules-based Internal Risk Rating system and proprietary valuation model to assess risk in the portfolio. In addition to monthly portfolio reviews, our Investment Adviser compiles a quarterly risk report that examines, among other metrics, migration in portfolio and loan level investment mix, industry diversification, Internal Risk Ratings, revenue, EBITDA, and leverage. Our Investment Adviser supplements these policies with additional analyses and projections, including stress scenarios, to assess the potential exposure of our portfolio to variable macroeconomic factors and market conditions. For more information on the Internal Risk Ratings of our portfolio, see Part II, Item 7 of this Form 10-K “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio and Investment Activity.”

Portfolio Composition

As of December 31, 2016 and 2015, the fair value of our investments was approximately $1,422.8 million and $1,052.7 million, respectively, in 86 and 85 portfolio companies/structured finance obligations/investment fund, respectively. The type, geography and industry composition of our non-controlled/non-affiliated investments as a percentage of fair value as of December 31, 2016 and 2015 was each as follows:

	As of December 31,
Type—% of Fair Value	2016	2015
First Lien Debt	80.09%	75.53%
Second Lien Debt	12.08	19.98
Structured Finance Obligations	0.37	4.26
Equity Investments	0.46	0.23
Investment Fund	7.00	—

Total	100.00%	100.00%

	As of December 31,
Type—% of Fair Value of First and Second Lien Debt	2016	2015
Floating Rate	99.25%	97.44%
Fixed Rate	0.75	2.56

Total	100.00%	100.00%

	As of December 31,
Geography—% of Fair Value	2016	2015
Cayman Islands	0.37%	4.26%
Ireland	—	0.93
United Kingdom	1.47	2.14
United States	98.16	92.67

Total	100.00%	100.00%

	As of December 31,
Industry—% of Fair Value	2016	2015
Aerospace & Defense	4.31%	6.02%
Automotive	2.70	5.02
Banking, Finance, Insurance & Real Estate	10.59	13.24
Beverage, Food & Tobacco	1.08	—
Business Services	9.97	12.38
Capital Equipment	2.62	1.71
Chemicals, Plastics & Rubber	1.39	2.46
Construction & Building	1.67	1.90
Consumer Services	5.62	4.82
Containers, Packaging & Glass	3.35	5.24
Durable Consumer Goods	1.40	1.94
Energy: Electricity	2.59	3.51
Energy: Oil & Gas	0.77	1.08
Environmental Industries	2.90	1.10
Forest Products & Paper	1.68	—
Healthcare & Pharmaceuticals	11.36	6.09
High Tech Industries	3.26	4.73
Hotel, Gaming & Leisure	2.11	2.97
Investment Fund	7.00	—
Media: Advertising, Printing & Publishing	5.06	1.96
Metals & Mining	0.72	0.97
Non-durable Consumer Goods	2.06	3.85
Retail	0.58	2.29
Software	0.79	1.33
Structured Finance	0.37	4.26
Telecommunications	7.76	6.72
Transportation: Cargo	2.41	1.82
Transportation: Consumer	1.96	0.89
Utilities: Electric	—	0.54
Wholesale	1.92	1.16

Total	100.00%	100.00%

See the Consolidated Schedules of Investments as of December 31, 2016 and 2015 in our consolidated financial statements in Part II, Item 8 of this Form 10-K for more information on these investments, including a list of companies and type, cost and fair value of investments.

Election to be Taxed as a RIC

We have elected to be treated, and intend to qualify annually, as a RIC for U.S. federal income tax purposes under Subchapter M of the Code. As a RIC, we generally will not pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our stockholders as dividends. Instead, dividends we distribute generally will be taxable to the holders of our common stock, and any net operating losses, foreign tax credits and other tax attributes may not pass through to the holders of our common stock. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, we must distribute to our stockholders on an annual basis at least 90% of our investment company taxable income (generally, our net ordinary income plus the excess of our realized net short-term capital gains over realized net long-term capital losses, determined without regard to the dividends paid deduction) for any taxable year (the “Annual Distribution Requirement”). The following discussion assumes that we qualify as a RIC and have satisfied the Annual Distribution Requirement.

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

Our Regulatory Structure—Regulation as a Business Development Company

General

We have elected to be regulated as a BDC under the Investment Company Act and have elected to be treated as a RIC under the Code. A BDC must be organized in the United States for the purpose of investing in or lending to primarily private companies and making significant managerial assistance available to them. A BDC may use capital provided by public stockholders and from other sources to make long-term, private investments in businesses. A publicly-traded BDC provides stockholders the ability to retain the liquidity of a publicly traded stock while sharing in the possible benefits, if any, of investing in primarily privately owned companies. Until a Qualified IPO, we do not intend to list our common stock on a stock exchange and it will not be publicly traded.

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

As with other companies regulated by the Investment Company Act, a BDC must adhere to certain substantive regulatory requirements. A majority of our directors must be persons who are not “interested persons,” as that term is defined in Section 2(a)(19) of the Investment Company Act (“Independent Directors”). We are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect the BDC. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

The Investment Company Act contains prohibitions and restrictions relating to certain transactions between BDCs and certain affiliates (including any investment advisers or sub-advisers), principal underwriters and certain affiliates of those affiliates or underwriters. Because we are a BDC, we are not generally permitted to make loans to companies controlled by Carlyle or other funds managed by Carlyle. We are also not permitted to make any co-investments with our Investment Adviser or its affiliates (including any fund managed by Carlyle) without exemptive relief from the SEC, subject to certain exceptions, including with respect to our downstream affiliates. The SEC has granted us Exemptive Relief that permits us and certain present and future funds advised by our Investment Adviser (or a future investment adviser controlling, controlled by or under common control with our Investment Adviser) to co-invest in suitable negotiated investments. Co-investments made under the Exemptive Relief are subject to compliance with the conditions and other requirements contained in the Exemptive Relief, which could limit our ability to participate in a co-investment transaction. We may also co-invest with funds managed by Carlyle or any of its downstream affiliates, subject to compliance with applicable law and regulations, existing regulatory guidance, and our Investment Adviser’s allocation policies and procedures.

As a BDC, we are generally required to meet an asset coverage ratio, defined under the Investment Company Act as the ratio of our total assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 200% after each issuance of senior securities.

We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter” as that term is defined in the Securities Act of 1933, as amended (the “Securities Act”). Our intention is to not write (sell) or buy put or call options to manage risks associated with the publicly traded securities of our portfolio companies. We may enter into hedging transactions to manage the risks associated with interest rate and currency fluctuations. We may purchase or otherwise receive warrants or options to purchase the common stock of our portfolio companies in connection with acquisition financings or other investments. In connection with such an acquisition, we may acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances.

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

We are generally not able to issue and sell our common stock at a price below net asset value per share. See Part I, Item 1A of this Form 10-K “Risk Factors—Risks Related to Our Business and Structure—Regulations governing our operation as a BDC affect our ability to, and the way in which we will, raise additional capital. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.” We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our Board of Directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. In addition, we may generally issue new shares of our common stock at a price below net asset value in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances.

We will be periodically examined by the SEC for compliance with the Investment Company Act.

As a BDC, we are subject to certain risks and uncertainties. See Part I, Item 1A of this Form 10-K “Risk Factors—Risks Related to Our Business and Structure.”

Qualifying Assets

We may invest up to 30% of our portfolio opportunistically in “non-qualifying assets,” which will be driven primarily through opportunities sourced through the CPC platform. However, under the Investment Company Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the Investment Company Act, which are referred to as “qualifying assets,” unless, at the time the acquisition is made, qualifying assets represent at least 70% of the BDC’s total assets. The principal categories of qualifying assets relevant to our proposed business are the following:

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

Managerial Assistance to Portfolio Companies

A BDC must have been organized under the laws of, and have its principal place of business in, any state or states within the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company. Our Investment Adviser or an affiliate thereof may provide such managerial assistance on our behalf to portfolio companies that request such assistance. We may receive fees for these services.

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

Indebtedness and Senior Securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the Investment Company Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see Part I, Item 1A of this Form 10-K “Risk Factor—Risks Relating to Our Business and Structure—Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.”

Code of Ethics

We and our Investment Adviser have each adopted a code of ethics pursuant to Rule 17j-1 under the Investment Company Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain transactions by our personnel. Our codes of ethics generally do not permit investments by our and our Investment Adviser’s personnel in securities that may be purchased or sold by us.

Compliance Policies and Procedures

We and our Investment Adviser have each adopted and implemented written policies and procedures reasonably designed to detect and prevent violation of the federal securities laws and are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation and designate a Chief Compliance Officer to be responsible for administering the policies and procedures.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”) imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect us. For example:

•	pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), our Chief Executive Officer and Chief Financial Officer must certify the accuracy of the financial statements contained in our periodic reports;

•	pursuant to Item 307 of Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;

•	pursuant to Rule 13a-15 of the Exchange Act, our management must prepare a report regarding its assessment of our internal control over financial reporting and, starting from the date on which we cease to be an emerging growth company under the JOBS Act, must obtain an audit of the effectiveness of internal control over financial reporting performed by our independent registered public accounting firm; and

•	pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to material weaknesses.

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We will continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.

Proxy Voting Policies and Procedures

We have delegated our proxy voting responsibility to our Investment Adviser. The proxy voting policies and procedures of our Investment Adviser are set forth below. These guidelines are reviewed periodically by our Investment Adviser and our Independent Directors, and, accordingly, are subject to change.

An investment adviser registered under the Advisers Act has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, our Investment Adviser recognizes that it must vote portfolio securities in a timely manner free of conflicts of interest and in the best interests of its clients.

These policies and procedures for voting proxies are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.

Our Investment Adviser will vote proxies relating to our portfolio securities in what it perceives to be the best interest of our stockholders. Our Investment Adviser will review on a case-by-case basis each proposal submitted to a stockholder vote to determine its impact on the portfolio securities held by us. Although our Investment Adviser will generally vote against proposals that may have a negative impact on our portfolio securities, it may vote for such a proposal if there exist compelling long-term reasons to do so.

Our Investment Adviser’s proxy voting decisions will be made by its investment committee. To ensure that the vote is not the product of a conflict of interest, our Investment Adviser will require that: (1) anyone involved in the decision making process disclose to our Investment Adviser’s investment committee, and Independent Directors, any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (2) employees involved in the decision making process or vote administration are prohibited from revealing how our Investment Adviser intends to vote on a proposal in order to reduce any attempted influence from interested parties.

Privacy Principles

We endeavor to maintain the privacy of our stockholders and to safeguard their non-public personal information. The following information is provided to help stockholders understand what non-public personal information we collect, how we protect that information and why, in certain cases, we may share that information with select other parties.

We may collect non-public personal information about stockholders from our subscription agreements or other forms, such as name, address, account number and the types and amounts of investments, and information about transactions with us or our affiliates, such as participation in other investment programs, ownership of certain types of accounts or other account data and activity. We may disclose the non-public personal information that we collect from our stockholders or former stockholders, as described above, to our affiliates and service providers and as allowed by applicable law or regulation. Any party that receives this information from us is permitted to use it only for the services required by us and as allowed by applicable law or regulation, and is not permitted to share or use this information for any other purpose. We permit access only by authorized personnel who need access to that non-public personal information to provide services to us and our stockholders. We also maintain physical, electronic and procedural safeguards for non-public personal information that are designed to comply with applicable law.

Reporting Obligations

We furnish our stockholders with annual reports containing audited financial statements, quarterly reports, and such other periodic reports as we determine to be appropriate or as may be required by law. We are required to comply with all periodic reporting, proxy solicitation and other applicable requirements under the Exchange Act.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, as well as reports on Forms 3, 4 and 5 regarding directors, officers or 10% beneficial owners of us, filed or furnished pursuant to section 13(a), 15(d) or 16(a) of the Exchange Act, are available on our website (http://www.carlyle.com/our-business/global-market-strategies/tcg-bdc-inc).

Stockholders and the public may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (www.sec.gov) that contains such information.

Competition

Our primary competitors in providing financing to middle market companies include public and private funds, other BDCs, commercial and investment banks, collateralized loan obligations, commercial finance companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our potential competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that will not be available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we do, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the Investment Company Act and the Code impose on us. We cannot assure you that the competitive pressures we will face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective.

We expect to use the expertise of the members of our Investment Adviser’s investment committee and its investment team to assess investment risks and determine appropriate pricing for our investments. In addition, we expect that the relationships developed by our Investment Adviser’s investment team will enable us to learn about and compete effectively for, financing opportunities with attractive middle market companies in the industries in which we seek to invest. For additional information concerning the competitive risks we face, see Part I, Item 1A of this Form 10-K “Risk Factors—Risks Related to Our Investments—We operate in a highly competitive market for investment opportunities, and compete with investment vehicles sponsored or advised by our affiliates”.

Staffing

We do not currently have any employees. Our Chief Financial Officer and Treasurer and Chief Operating Officer, each a Managing Director of Carlyle, and our Chief Compliance Officer and Secretary, a Director of Carlyle, are retained by our Administrator pursuant to the Carlyle Sub-Administration Agreements. Each of these professionals performs their respective functions for us under the terms of our Administration Agreement.

Our day-to-day investment operations are managed by our Investment Adviser. Pursuant to its personnel agreement with Carlyle Employee Co., our Investment Adviser has access to the members of its investment committee, and a team of additional experienced investment professionals who, collectively, comprise the Investment Adviser’s investment team. Our Investment Adviser may hire additional investment professionals to provide services to us.

Implications of Being an Emerging Growth Company

We currently are, and expect to remain, an “emerging growth company,” as that term is used in the JOBS Act until the earliest of:

•	up to five years measured from the date of the first sale of common equity securities pursuant to an effective registration statement;

•	the last day of the first fiscal year in which our annual gross revenues are $1.0 billion or more;

•	the date on which we have, during the preceding three-year period, issued more than $1.0 billion in non-convertible debt; and

•	the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of the common stock that is held by non-affiliates exceeds $700 million as of any June 30.

Under the JOBS Act, we are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act, which would require that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting. This may increase the risk that material weaknesses or other deficiencies in our internal control over financial reporting go undetected. See Part I, Item 1A of this Form 10-K “Risk Factors—Risks Related to Our Business and Structure—We are obligated to maintain proper and effective internal control over financial reporting. Failure to achieve and maintain effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and the value of our common stock.”

In addition, Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”) and Section 13(a) of the Exchange Act, as amended by Section 102(b) of the JOBS Act, provide that an emerging growth company can take advantage of the extended transition period for complying with new or revised accounting standards. However, pursuant to Section 107 of the JOBS Act, we are choosing to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Item 1A. Risk Factors

Potential investors should be aware that an investment in the Company involves a high degree of risk. There can be no assurance that the Company’s investment objective will be achieved or that an investor will receive a return of its capital. In addition, there will be occasions when the Investment Adviser and its affiliates may encounter potential conflicts of interest in connection with the Company. The risks set out below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. The following considerations, in addition to the considerations set forth elsewhere herein, should be carefully evaluated before making an investment in the Company. If any of the following events occur, our business, financial condition and operating result could be materially and adversely affected. In such case, our net asset value could decline, and you may lose all or part of your investment.

Risks Related to Our Business and Structure

Capital markets may experience periods of disruption and instability. These market conditions may materially and adversely affect debt and equity capital markets in the United States and abroad, which may in the future have a negative impact on our business and operations.

From time to time, capital markets may experience periods of disruption and instability. For example, between 2007 and 2009, the global capital markets experienced an extended period of disruption as evidenced by a lack of liquidity in the debt capital markets, write-offs in the financial services sector, the re-pricing of credit risk and the failure of certain major financial institutions. Despite actions of the United States, federal government and foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. While market conditions have experienced relative stability in recent years, there have been continuing periods of volatility such as that following the referendum by British voters to exit the European Union (“Brexit”) in June 2016 and that experienced during the first quarter of 2016, and there can be no assurance that adverse market conditions will not repeat themselves in the future. During such periods of market disruption and instability, we and other companies in the financial services sector may have limited access, if available, to alternative markets for debt and equity capital. Equity capital may be difficult to raise to the extent we complete an initial public offering and commence trading on an exchange because, subject to some limited exceptions which will apply to us, as a BDC, we will generally not be able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors. In addition, our ability to incur indebtedness (including by issuing preferred stock) is limited by applicable regulations such that our asset coverage, as defined in the Investment Company Act, must equal at least 200% immediately after each time we incur indebtedness. The debt capital that will be available, if at all, may be at a higher cost and on less favorable terms and conditions in the future. Any inability to raise capital could have a negative effect on our business, financial condition and results of operations.

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

We are dependent upon our Investment Adviser for our future success.

We do not have any employees. We depend on the diligence, skill and network of business contacts of our Investment Adviser’s investment professionals and CPC to source appropriate investments for us. We depend on members of our Investment Adviser’s investment team to appropriately analyze our investments and our Investment Adviser’s investment committee to approve and monitor our middle market portfolio investments. Our Investment Adviser’s investment committee, together with the other members of its investment team, evaluate, negotiate, structure, close and monitor our investments. Our future success will depend on the continued availability of the members of our Investment Adviser’s investment committee and the other investment professionals available to our Investment Adviser. Neither we nor our Investment Adviser has employment agreements with these individuals or other key personnel, and we cannot provide any assurance that unforeseen business, medical, personal or other circumstances would not lead any such individual to terminate his or her relationship with us. The loss of Mr. Hart, or any of the other senior investment professionals to which our Investment Adviser has access, could have a material adverse effect on our ability to achieve our investment objective as well as on our financial condition and results of operations. In addition, we cannot assure you that CGMSIM will remain our investment adviser or that we will continue to have access to Carlyle’s investment professionals or its information and deal flow. Further, the can be no assurance that CGMSIM will replicate its own or Carlyle’s historical success, and we caution you that our investment returns could be substantially lower than the returns achieved by other Carlyle-managed funds.

Our financial condition, results of operations and ability to achieve our investment objective depend on our ability to source investments, access financing and manage future growth effectively.

Our ability to achieve our investment objective and to grow depends on our ability to acquire suitable investments and monitor and administer those investments, which depends, in turn, on our Investment Adviser’s ability to identify, invest in and monitor companies that meet our investment criteria.

Accomplishing this result on a cost-effective basis is largely a function of our Investment Adviser’s structuring of the investment process, its ability to provide competent, attentive and efficient services to us and its ability to access financing for us on acceptable terms. Our Investment Adviser’s investment team has substantial responsibilities under the Investment Advisory Agreement, has substantial responsibilities in connection with managing us and certain other investment funds and accounts advised by our Investment Adviser, and may also be called upon to provide managerial assistance to our portfolio companies. These demands on their time, which will increase as the number of investments grow, may distract them or slow the rate of investment. In order for us to grow, Carlyle will need to hire, train, supervise, manage and retain new employees. However, we can offer no assurance that any such investment professionals will contribute effectively to the work of our Investment Adviser. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

We may need to raise additional capital to grow because we must distribute most of our income.

We may need additional capital to fund growth in our investments and a reduction in the availability of new capital could limit our ability to grow. We have elected to be treated, and intend to qualify annually, as a RIC for U.S. federal income tax purposes under Subchapter M of the Code. To maintain our status as a RIC, among other requirements, we must distribute on a timely basis at least 90% of our investment company taxable income to our stockholders to maintain our RIC status. As a result, any such cash earnings may not be available to fund investment originations or repay maturing debt. We have borrowed under the SPV Credit Facility, the Credit Facility and through the issuance of the 2015-1 Notes and in the future may borrow under additional debt facilities from financial institutions. We must continue to issue additional debt and equity securities to fund our growth. If we fail to obtain funds from such sources or from other sources to fund our investments, it could limit our ability to grow, which may have an adverse effect on the value of our securities. We may pursue growth through acquisitions or strategic investments in new businesses. Completion and timing of any such acquisitions or strategic investments may be subject to a number of contingencies and risks. There can be no assurance that the integration of an acquired business will be successful or that an acquired business will prove to be profitable or sustainable.

In addition, as a BDC, our ability to borrow or issue preferred stock may be restricted if our total assets are less than 200% of our total borrowings and preferred stock. Furthermore, equity capital may be difficult to raise because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price per share less than NAV without first obtaining approval for such issuance from our stockholders and our Independent Directors.

Any failure on our part to maintain our status as a BDC or RIC would reduce our operating flexibility, may hinder our achievement of our investment objective, may limit our investment choices and may subject us to greater regulation.

The Investment Company Act imposes numerous constraints on the operations of BDCs and RICs that do not apply to other types of investment vehicles. For example, under the Investment Company Act, BDCs are required to invest at least 70% of their total assets in specified types of “qualifying assets,” primarily in private U.S. companies or thinly-traded U.S. public companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. In addition, in order to continue to qualify as a RIC for U.S. federal income tax purposes, we are required to satisfy certain source-of-income, diversification and distribution requirements. These constraints, among others, may hinder our ability to take advantage of attractive investment opportunities and to achieve our investment objective. See Part I, Item 1 of this Form 10-K “Business—Election to be Taxed as a RIC.”

Furthermore, any failure to comply with the requirements imposed on BDCs by the Investment Company Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants. In addition, upon approval of a majority of our outstanding voting securities as required by the Investment Company Act, we may elect to withdraw our status as a BDC. If we decide to withdraw our election, or if we otherwise fail to qualify, or maintain our qualification, as a BDC, we might be regulated as a closed-end investment company that is required to register under the Investment Company Act, which would subject us to additional regulatory restrictions, significantly decrease our operating flexibility and could significantly increase our cost of doing business. In addition, any such failure could cause an event of default under our outstanding indebtedness, which could have a material adverse effect on our business, financial condition or results of operations.

Regulations governing our operation as a BDC affect our ability to, and the way in which we will, raise additional capital. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.

We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the Investment Company Act. In addition, we may seek to securitize certain of our loans. Under the provisions of the Investment Company Act, we are permitted, as a BDC, to issue senior securities only in amounts such that our asset coverage ratio, as defined in the Investment Company Act, equals at least 200% of total assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test, which may prohibit us from paying dividends and could prevent us from maintaining our status as a RIC or may prohibit us from repurchasing shares of our common stock. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Accordingly, any failure to satisfy this test could have a material adverse effect on our business, financial condition or results of operations. As of December 31, 2016, our asset coverage calculated in accordance with the Investment Company Act was 209.97%. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. Furthermore, as a result of issuing senior securities, our common stockholders would also be exposed to typical risks associated with increased leverage, including an increased risk of loss resulting from increased indebtedness.

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

As part of our business strategy, we, including through our wholly owned subsidiaries, borrow from and may in the future issue additional senior debt securities to banks, insurance companies and other lenders. Holders of these loans or senior securities would have fixed-dollar claims on our assets that are superior to the claims of our stockholders. If the value of our assets decreases, leverage will cause our net asset value to decline more sharply than it otherwise would have without leverage. Similarly, any decrease in our income would cause our net income to decline more sharply than it would have if we had not borrowed. This decline could negatively affect our ability to make dividend payments on our common stock.

Our ability to service our borrowings depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. In addition, our management fees are payable based on our gross assets, including assets acquired through the use of leverage (but excluding cash and any temporary investments in cash-equivalents), which may give our Investment Adviser an incentive to use leverage to make additional investments. See “—We may be obligated to pay our Investment Adviser even if we incur a loss.” The amount of leverage that we employ will depend on our Investment Adviser’s and our Board of Directors’ assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us.

In addition to having fixed-dollar claims on our assets that superior to the claims of our common stockholders, obligations to lenders may be secured by a first priority security interest in our portfolio of investments and cash. In the case of a liquidation event, those lenders would receive proceeds to the extent of their security interest before any distributions are made to our stockholders.

Our Facilities and 2015-1 Notes impose financial and operating covenants that restrict our business activities, remedies on default and similar matters. As of December 31, 2016, we are in compliance with the covenants of our SPV Credit Facility, Credit Facility and 2015-1 Notes. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. Accordingly, although we believe we will continue to be in compliance, we cannot assure you that we will continue to comply with the covenants in our Facilities and 2015-1 Notes. Failure to comply with these covenants could result in a default. If we were unable to obtain a waiver of a default from the lenders or holders of that indebtedness, as applicable, those lenders or holders could accelerate repayment under that indebtedness, which may result in cross-acceleration of other indebtedness. An acceleration could have a material adverse impact on our business, financial condition and results of operations. Lastly, we may be unable to obtain additional leverage, which would, in turn, affect our return on capital.

As of December 31, 2016, we had a combined $694.9 million of outstanding consolidated indebtedness under our Facilities and 2015-1 Notes. Our annualized interest cost as of December 31, 2016, was 2.81%, excluding fees (such as fees on undrawn amounts and amortization of upfront fees). Since we generally pay interest at a floating rate on our SPV Credit Facility, Credit Facility and 2015-1 Notes, an increase in interest rates will generally increase our borrowing costs.

Our indebtedness could adversely affect our business, financial conditions or results of operations.

We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our credit facilities or otherwise in an amount sufficient to enable us to repay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before it matures. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. If we cannot service our indebtedness, we may have to take actions such as selling assets or seeking additional equity. We cannot assure you that any such actions, if necessary, could be effected on commercially reasonable terms or at all, or on terms that would not be disadvantageous to our stockholders or on terms that would not require us to breach the terms and conditions of our existing or future debt agreements.

Changes in interest rates may increase our cost of capital, reduce the ability of our portfolio companies to service their debt obligations and decrease our net investment income.

General interest rate fluctuations and changes in credit spreads on floating rate loans may have a substantial negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our rate of return on invested capital, our net investment income and our net asset value. Substantially all of our debt investments have variable interest rates that reset periodically based on benchmarks such as LIBOR and the prime rate, so an increase in interest rates from their historically low present levels may make it more difficult for our portfolio companies to service their obligations under the debt investments that we will hold. Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. In addition, to the extent we borrow money to make investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income to the extent we use debt to finance our investments. In periods of rising interest rates, our cost of funds would increase, which could reduce our net investment income.

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

We could experience fluctuations in our quarterly operating results due to a number of factors, including, the pace at which investments are made, the interest rate payable on the debt securities we acquire, the default rate on such securities, rates of repayment, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses and changes in unrealized appreciation or depreciation, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

There are significant potential conflicts of interest, including the management of other investment funds and accounts by our Investment Adviser, which could impact our investment returns.

Our executive officers and directors, other current and future principals of our Investment Adviser and certain members of our Investment Adviser’s investment committee may serve as officers, directors or principals of other entities and affiliates of our Investment Adviser and funds managed by our affiliates that operate in the same or a related line of business as we do. Currently, our executive officers, as well as the other principals of our Investment Adviser manage other funds affiliated with Carlyle. In addition, our Investment Adviser’s investment team has responsibilities for managing U.S. middle market debt investments for certain other investment funds and accounts. Accordingly, they have obligations to investors in those entities, the fulfillment of which may not be in the best interests of, or may be adverse to the interests of, us or our stockholders. Although the professional staff of our Investment Adviser will devote as much time to our management as appropriate to enable our Investment Adviser to perform its duties in accordance with the Investment Advisory Agreement, the investment professionals of our Investment Adviser may have conflicts in allocating their time and services among us, on the one hand, and investment vehicles managed by Carlyle or one or more of its affiliates, on the other hand.

In addition, we note that any affiliated investment vehicle currently existing, or formed in the future, and managed by our Investment Adviser or its affiliates, including Carlyle, may, notwithstanding different stated investment objectives, have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. As a result, our Investment Adviser may face conflicts in allocating investment opportunities between us and such other entities. Although our Investment Adviser will endeavor to allocate investment opportunities in a fair and equitable manner in accordance with its allocation policies and procedures, it is possible that, in the future, we may not be given the opportunity to participate in investments made by investment funds managed by our Investment Adviser or an investment manager affiliated with our Investment Adviser, including Carlyle. In any such case, when our Investment Adviser identifies an investment, it will be forced to choose which investment fund should make the investment.

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

Carlyle considers its “One Carlyle” philosophy and the ability of its professionals to communicate and collaborate across funds, industries and geographies one of its significant competitive strengths. As a result of the expansion of its platform into various lines of business in the alternative asset management industry, Carlyle is subject to a number of actual and potential conflicts of interest and subject to greater regulatory oversight than that to which it would otherwise be subject if it had just one line of business. In addition, as Carlyle expands its platform, the allocation of investment opportunities among its investment funds, including us, is expected to become more complex. In addressing these conflicts and regulatory requirements across Carlyle’s various businesses, Carlyle has and may continue to implement certain policies and procedures (for example, information barriers). As a practical matter, the establishment and maintenance of such information barriers means that collaboration between our investment professionals across various platforms or with respect to certain investments may be limited, reducing potential synergies that Carlyle has cultivated across these businesses through its “One Carlyle” approach. In addition, we may come into possession of material non-public information with respect to issuers in which we may be considering making an investment. As a consequence, we may be precluded from providing such information or other ideas to other funds affiliated with Carlyle that benefit from such information or we may be precluded from otherwise consummating a contemplated investment. To the extent we or any other funds affiliated with Carlyle fail to appropriately deal with any such conflicts, it could negatively impact our reputation or Carlyle’s reputation and our ability to raise additional funds and the willingness of counterparties to do business with us or result in potential litigation against us. Our communications with Carlyle Corporate Private Equity, Real Assets and Investment Solutions personnel are subject to certain restrictions as set forth in Carlyle’s information barrier policy. In that regard, it is not generally expected that the investment personnel involved in our day-to-day affairs will discuss any issuer-specific information with other members of Carlyle outside the Carlyle Global Credit platform.

In the ordinary course of business, we may enter into transactions with affiliates and portfolio companies that may be considered related party transactions. In order to ensure that we do not engage in any prohibited transactions under the Investment Company Act with any persons affiliated with us, we have implemented certain policies and procedures whereby certain of our executive officers screen each of our transactions for any possible affiliations between the proposed portfolio investment, us, companies controlled by us, any stockholders that own more than 5% of us and our employees and directors. We will not enter into any agreements unless and until we are satisfied that doing so will not raise concerns under the Investment Company Act or, if such concerns exist, we have taken appropriate actions to seek Board of Directors review and approval or SEC exemptive relief for such transaction. Our Board of Directors will review these procedures on an annual basis.

In the course of our investing activities, we pay management and incentive fees to our Investment Adviser and reimburse our Investment Adviser for certain expenses it incurs in accordance with our Investment Advisory

Agreement. As a result, investors in our common stock invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than an investor might achieve through direct investments. Accordingly, there may be times when the senior management team of our Investment Adviser has interests that differ from those of our stockholders, giving rise to a conflict.

In addition, we pay our Administrator, an affiliate of our Investment Adviser, its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including, compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and their respective staff who provide services to us, operations staff who provide services to us, and internal audit staff in their role of performing our Sarbanes-Oxley Act internal control assessment. These arrangements create conflicts of interest that our Board of Directors monitors. We entered into a royalty-free License Agreement with CIM, pursuant to which CIM has granted us a non-exclusive license to use the name “Carlyle.” Under the License Agreement, we have the right to use the “Carlyle” name for so long as CGMSIM or one of its affiliates remains our Investment Adviser.

We may be obligated to pay our Investment Adviser incentive compensation even if we incur a loss.

Our Investment Adviser is entitled to incentive compensation for each calendar quarter in an amount equal to a percentage of the excess of our pre-incentive fee net investment income for that quarter (before deducting incentive compensation) above a performance threshold for that quarter. Our pre-incentive fee net investment income for incentive compensation purposes excludes realized and unrealized capital losses and depreciation that we may incur in the calendar quarter, even if such capital losses or depreciation result in a net loss on our statement of operations for that quarter. Thus, we may be required to pay our Investment Adviser incentive compensation for a calendar quarter even if there is a decline in the value of our portfolio or we incur a net loss for that quarter, subject to the deferral provisions.

Our fee structure may induce our Investment Adviser to pursue speculative investments and incur leverage, and investors may bear the cost of multiple levels of fees and expenses.

The incentive fees payable by us to our Investment Adviser may create an incentive for our Investment Adviser to pursue investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The incentive fees payable to our Investment Adviser are calculated based on a percentage of our return on invested capital. This may encourage our Investment Adviser to use leverage to increase the return on our investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would impair the value of our common stock. In addition, our Investment Adviser receives the incentive fees based, in part, upon net capital gains realized on our investments. Unlike that portion of the incentive fees based on income, there is no hurdle rate applicable to the portion of the incentive fees based on net capital gains. As a result, our Investment Adviser may have a tendency to invest more capital in investments that are likely to result in capital gains as compared to income producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.

The “catch-up” portion of the incentive fees may encourage our Investment Adviser to accelerate or defer interest payable by portfolio companies from one calendar quarter to another, potentially resulting in fluctuations in timing and dividend amounts.

Moreover, because the base management fees payable to our Investment Adviser are payable based on our gross assets, including those assets acquired through the use of leverage, our Investment Adviser has a financial incentive to incur leverage which may not be consistent with our stockholders’ interests.

We may invest, to the extent permitted by law, in the securities and instruments of other investment companies, including private funds, and, to the extent we so invest, bear our ratable share of any such investment company’s expenses, including management and performance fees. We also remain obligated to pay management and incentive fees to our Investment Adviser with respect to the assets invested in the securities and instruments of other investment companies. With respect to each of these investments, each of our stockholders bear his or her share of the management and incentive fees of our Investment Adviser as well as indirectly bearing the management and performance fees and other expenses of any investment companies in which we invest.

We will be subject to corporate-level income tax if we are unable to maintain our qualification as a RIC for U.S. federal income tax purposes under Subchapter M of the Code.

Although we have elected to be treated, and intend to qualify annually, as a RIC for U.S. federal income tax purposes under Subchapter M of the Code, we cannot assure you that we will be able to maintain RIC status. To maintain RIC status and be relieved of U.S. federal income taxes on income and gains distributed to our stockholders, we must, among other things, continue to qualify and have in effect an election to be treated as a BDC under the Investment Company Act at all times during each taxable year and meet the Annual Distribution Requirement, the 90% Gross Income Test and the Diversification Tests (each defined term, defined below).

•	We must distribute to our stockholders on an annual basis at least 90% of our investment company taxable income (generally, our net ordinary income plus the excess of our realized net short-term capital gains over realized net long-term capital losses, determined without regard to the dividends paid deduction) for each taxable year (the “Annual Distribution Requirement”).

•	We must derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to loans of certain securities, gains from the sale of stock or other securities or foreign currencies, net income from certain “qualified publicly traded partnerships,” or other income derived with respect to our business of investing in such stock or securities or foreign currencies (the “90% Gross Income Test”).

•	At the end of each quarter of our taxable year, at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, or of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses, or the securities of one or more “qualified publicly traded partnerships” (the “Diversification Tests”).

If we fail to maintain our RIC status for any reason, and we do not qualify for certain relief provisions under the Code, we would be subject to corporate-level U.S. federal income tax (and any applicable U.S. state and local taxes) regardless of whether we make any distributions to the holders of our common stock. In this event, the resulting taxes and any resulting penalties could substantially reduce our net assets, the amount of our income available for distribution and the amount of our distributions to our stockholders, which would have a material adverse effect on our financial performance. For additional discussion regarding the tax implications of a RIC, see Part I, Item 1 of this Form 10-K “Business—Election to be Taxed as a RIC.”

We may have difficulty satisfying the Annual Distribution Requirement in order to maintain our RIC status if we recognize income before or without receiving cash representing such income.

We may make investments that produce income that is not matched by a corresponding cash receipt by us, such as original issue discount (“OID”), which may arise, for example, if we receive warrants in connection with the making of a loan, or payment-in-kind (“PIK”) interest representing contractual interest added to the loan principal balance and due at the end of the loan term. Any such income would be treated as income earned by us and therefore would be subject to the Annual Distribution Requirement. Such investments may require us to borrow money or dispose of other securities in order to comply with those requirements. However, under the Investment Company Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless an “asset coverage” test is met. See Part I, Item 1 of this Form 10-K “Business—Our Regulatory Structure—Regulation as a Business Development Company—Indebtedness and Senior Securities.”

If we are prohibited from making distributions or are unable to raise additional debt or equity capital or sell assets to make distributions, we may not be able to make sufficient distributions to satisfy the Annual Distribution Requirement, and therefore would not be able to maintain our qualification as a RIC. Additionally, we may make investments that result in the recognition of ordinary income rather than capital gain, or that prevent us from accruing a long-term holding period. These investments may prevent us from making capital gain distributions. See Part I, Item 1 of this Form 10-K “Business—Election to be Taxed as a RIC.”

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

If we are not treated as a “publicly offered regulated investment company,” as defined in the Code, certain U.S. stockholders will be treated as having received a dividend from us in the amount of such U.S. stockholders’ allocable share of the management and incentive fees paid to our Investment Adviser and certain of our other expenses, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. stockholders.

We expect to be treated as a “publicly offered regulated investment company” as a result of shares of our common stock being held by at least 500 persons at all times during the taxable year. However, we cannot assure you that we will be treated as a publicly offered regulated investment company for all years. If we are not treated as a publicly offered regulated investment company for any calendar year, each U.S. stockholder that is an individual, trust or estate will be treated as having received a dividend from us in the amount of such U.S. stockholder’s allocable share of the management and incentive fees paid to our Investment Adviser and certain of our other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. stockholder. Miscellaneous itemized deductions generally are deductible by a U.S. stockholder that is an individual, trust or estate only to the extent that the aggregate of such U.S. stockholder’s miscellaneous itemized deductions exceeds 2% of such U.S. stockholder’s adjusted gross income for U.S. federal income tax purposes, are not deductible for purposes of the alternative minimum tax and are subject to the overall limitation on itemized deductions under the Code. See Part I, Item 1 of this Form 10-K “Business—Election to be Taxed as a RIC.”

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

We are obligated to maintain proper and effective internal control over financial reporting, including the internal control evaluation and certification requirements of Section 404 of the Sarbanes-Oxley Act (“Section 404”). We will not be required to comply with all of the requirements under Section 404 until the date we are no longer an emerging growth company under the JOBS Act. Accordingly, our internal controls over financial reporting do not currently meet all of the standards contemplated by Section 404 that we will eventually be required to meet. Specifically, we are required to conduct annual management assessments of the effectiveness of our internal controls over financial reporting. However, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the date we are no longer an emerging growth company under the JOBS Act. We currently are, and expect to remain, an “emerging growth company,” as that term is used in the JOBS Act until the earliest of: (i) up to five years measured from the date of the first sale of common equity securities pursuant to an effective registration statement; (ii) the last day of the first fiscal year in which our annual gross revenues are $1.0 billion or more; (iii)the date on which we have, during the preceding three-year period, issued more than $1.0 billion in non-convertible debt; and (iv) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of the common stock that is held by non-affiliates exceeds $700 million as of any June 30.

We have begun the process of documenting our internal control procedures to satisfy the requirements of Section 404, which requires annual management assessments of the effectiveness of our internal control over financial reporting. If we are not able to implement the applicable requirements of Section 404 in a timely manner or with adequate compliance, our operations, financial reporting or financial results could be adversely affected. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or, to the extent we have completed a Qualified IPO, violations of applicable stock exchange listing rules, and result in a breach of the covenants under the agreements governing any of our financing arrangements. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements could also suffer if we or our independent registered public accounting firm were to report a material weakness in our internal controls over financial reporting. This could materially adversely affect us and lead to a decline in the market price of our common stock, to the extent we have completed a Qualified IPO.

Our internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed and we could fail to meet our financial reporting obligations.

Certain investors are limited in their ability to make significant investments in us.

Private funds that are excluded from the definition of “investment company” either pursuant to Section 3(c)(1) or 3(c)(7) of the Investment Company Act are restricted from acquiring directly or through a controlled entity more than 3% of our total outstanding voting stock (measured at the time of the acquisition). Investment companies registered under the Investment Company Act and BDCs are also subject to this restriction as well as other limitations under the Investment Company Act that would restrict the amount that they are able to invest in our securities. As a result, certain investors will be limited in their ability to make significant investments in us at a time that they might desire to do so.

Our Board of Directors is authorized to reclassify any unissued shares of common stock into one or more classes of preferred stock, which could convey special rights and privileges to its owners.

Under the Maryland General Corporation Law (“MGCL”) and our charter, our Board of Directors is authorized to classify and reclassify any authorized but unissued shares of stock into one or more classes of stock, including preferred stock. Prior to the issuance of shares of each class or series, the Board of Directors is required by Maryland law and our charter to set the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption for each class or series. Thus, the Board of Directors could authorize the issuance of shares of preferred stock with terms and conditions which could have the effect of delaying, deferring or preventing a transaction or a change in control that might involve a premium price for holders of our common stock or otherwise be in their best interest. The cost of any such reclassification would be borne by our existing common stockholders. Certain matters under the Investment Company Act require the separate vote of the holders of any issued and outstanding preferred stock. For example, holders of preferred stock would vote separately from the holders of common stock on a proposal to cease operations as a BDC. In addition, the Investment Company Act provides that holders of preferred stock are entitled to vote separately from holders of common stock to elect two preferred stock directors. We currently have no plans to issue preferred stock, but may determine to do so in the future. The issuance of preferred stock convertible into shares of common stock might also reduce the net income per share and net asset value per share of our common stock upon conversion, provided, that we will only be permitted to issue such convertible preferred stock to the extent we comply with the requirements of Section 61 of the Investment Company Act, including obtaining common stockholder approval. In addition, under the Investment Company Act, participating preferred stock and preferred stock constitutes a “senior security” for purposes of the 200% asset coverage test. These effects, among others, could have an adverse effect on an investment in our common stock.

Provisions of the MGCL and of our charter and bylaws could deter takeover attempts and have an adverse impact on the price of our common stock.

The MGCL and our charter and bylaws contain provisions that may discourage, delay or make more difficult a change in control of us or the removal of our directors. We are subject to the Maryland Business Combination Act (“MBCA”), subject to any applicable requirements of the Investment Company Act. Our Board of Directors has adopted a resolution exempting from the MBCA any business combination between us and any other person, subject to prior approval of such business combination by our Board of Directors, including approval by a majority of our Independent Directors. If the resolution exempting business combinations is repealed or our Board of Directors does not approve a business combination, the Business Combination Act may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer. Our bylaws exempt from the Maryland Control Share Acquisition Act (“Control Share Act”) acquisitions of our stock by any person. If we amend our bylaws to repeal the exemption from the Control Share Act, the Control Share Act also may make it more difficult for a third party to obtain control of us and increase the difficulty of consummating such a transaction. However, we will amend our bylaws to be subject to the Control Share Act only if our Board of Directors determines that it would be in our best interests and if the SEC staff does not object to our determination that our being subject to the Control Share Act does not conflict with the Investment Company Act.

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

Our Board of Directors may change our investment objective, operating policies and strategies without prior notice and without stockholder approval.

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

We rely heavily on our and third parties’ financial, accounting, information and other data processing systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. We face various security threats on a regular basis, including ongoing cyber-security threats to and attacks on our information technology infrastructure that are intended to gain access to our proprietary information, destroy data or disable, degrade or sabotage our systems. A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These security threats may be intentional or unintentional and could originate from a wide variety of sources, including unknown third parties outside the Company for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships.

Although we are not currently aware that we have been subject to cyber-attacks or other cyber incidents which, individually or in the aggregate, have materially affected our operations or financial condition, there can be no assurance that the various procedures and controls we utilize to mitigate these threats will be sufficient to prevent disruptions to our systems. If any of these systems do not operate properly or are disabled for any reason or if there is any unauthorized disclosure of data, whether as a result of tampering, a breach of our network security systems, a cyber-incident or attack or otherwise, we could suffer substantial financial loss, increased costs, a disruption of our businesses, liability to our investors, regulatory intervention or reputational damage. In addition, we operate in a business that is highly dependent on information systems and technology. Carlyle has implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber-incident, do not guarantee that a cyber-incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident. The information systems and technology that we rely on may not continue to be able to accommodate our growth, and the cost of maintaining such systems may increase from its current level. Such a failure to accommodate growth, or an increase in costs related to such information systems, could have a material adverse effect on us.

Furthermore, we depend on our and our Investment Adviser’s headquarters in New York, New York, where most of our executives, investment professionals and administrative and operations personnel are located, for the continued operation of our business. Disasters, such as natural disasters, pandemics, events arising from local or larger scale political or social matters or weather events, or disruptions in the infrastructure that supports our businesses, such as sudden electrical or telecommunications outages, could have a material adverse impact on our ability to continue to operate our business without interruption. These events, in turn, could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to pay distributions to our stockholders. Our disaster recovery programs may not be sufficient to mitigate the harm that may result from such disasters or disruptions. In addition, insurance and other safeguards might only partially reimburse us for our losses, if at all.

Changes in laws or regulations governing our business or the businesses of our portfolio companies, changes in the interpretation thereof or newly enacted laws or regulations, and any failure by us or our portfolio companies to comply with these laws or regulations may adversely affect our business and the businesses of our portfolio companies.

We and our portfolio companies are subject to laws and regulations at the U.S. federal, state and local levels and, in some cases, foreign levels. These laws and regulations, as well as their interpretation, may change from time to time, and new laws, regulations and interpretations may also come into effect. Any such new or changed laws or regulations could have a material adverse effect on our business or the business of our portfolio companies. The legal, tax and regulatory environment for BDCs, investment advisers and the instruments that they utilize (including derivative instruments) is continuously evolving. In addition, there is significant uncertainty regarding recently enacted legislation (including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the regulations that have recently been adopted and future regulations that may or may not be adopted pursuant to such legislation) and, consequently, the full impact that such legislation will ultimately have on us and the markets in which we trade and invest is not fully known. Such uncertainty and any resulting confusion may itself be detrimental to the efficient functioning of the markets and the success of certain investment strategies.

In addition, as private equity firms become more influential participants in the U.S. and global financial markets and economy generally, there recently has been pressure for greater governmental scrutiny and/or regulation of the private equity industry. It is uncertain as to what form and in what jurisdictions such enhanced scrutiny and/or regulation, if any, on the private equity industry may ultimately take. Therefore, there can be no assurance as to whether any such scrutiny or initiatives will have an adverse impact on the private equity industry, including our ability to effect operating improvements or restructurings of our portfolio companies or otherwise achieve our objectives.

Over the last several years, there also has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. While it cannot be known at this time whether any regulation will be implemented or what form it will take, increased regulation of non-bank credit extension could negatively impact our operating results or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business.

On February 3, 2017, President Trump signed an executive order (the “Executive Order”) announcing the new Administration’s policy to regulate the U.S. financial system in a manner consistent with certain “Core Principles,” including regulation that is efficient, effective and appropriately tailored. The Executive Order directs the Secretary of the Treasury, in consultation with the heads of the member agencies of the Financial Stability Oversight Council, to report to the President on the extent to which existing laws, regulations and other government policies promote the Core Principles and to identify any laws, regulations and other government policies that inhibit federal regulation of the U.S. financial system. At this time it is unclear what impact the Executive Order in particular and the Administration’s policies in general will have on regulations that affect our and our portfolio companies’ business.

Changes in laws or regulations related to U.S. federal income taxation could affect us or the holders of our common stock.

Reform proposals have been recently put forth by members of Congress and the President which, if ultimately proposed as legislation and enacted as law, would substantially change the U.S. federal taxation of (among other things) individuals and businesses. In 2016, the Speaker of the House of Representatives and the Chairman of the House Ways and Means Committee published “A Better Way.” Separately, the then-candidate, now-President published a one-page document on tax reform. Each of these proposals sets forth a variety of principles to guide potential tax reform legislation. As of the date of this report, no legislation in respect of either of these proposals has been introduced in the Congress. However, the principles set forth in both “A Better Way” and the President’s one-page proposal, if ultimately reduced to legislation enacted by the Congress and signed into law by the President in a form that is consistent with those principles, could change dramatically the U.S. federal taxation of us and a holder of our common stock. Under both “A Better Way” and President Trump’s proposal, individual and corporate tax rates would be meaningfully reduced. Under “A Better Way,” the U.S. federal tax system would be converted into a “destination-based cash-flow” tax system under which net interest expense would not be deductible, investment in tangible property (other than land) and intangible assets would be immediately deductible, export revenue would not be taxable, and the cost of imports would not be deductible. While it is impossible to predict whether and to what extent any tax reform legislation (or other legislative, regulatory or administrative change to the U.S. federal tax laws) will be proposed or enacted, any such change in the U.S. federal tax laws could affect materially the value of any investment in our common stock. Prospective investors should consult their tax advisors regarding possible legislative and regulatory changes and the potential effect of such changes on an investment in our common stock.

Our Investment Adviser can resign upon 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

Our Investment Adviser has the right, under the Investment Advisory Agreement, to resign at any time upon 60 days’ written notice, whether we have found a replacement or not. If our Investment Adviser resigns, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the value of our shares may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our Investment Adviser and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our financial condition, business and results of operations. Moreover, the termination by our Investment Adviser of our Investment Advisory Agreement for any reason will be an event of default under the SPV Credit Facility, which could result in the immediate acceleration of the amounts due under the SPV Credit Facility. Similarly, it will be an event of default under the Credit Facility if our Investment Adviser or an affiliate of our Investment Adviser ceases to manage us, which could result in the immediate acceleration of the amounts due under the Credit Facility.

Our Investment Adviser’s liability is limited under the Investment Advisory Agreement, and we are required to indemnify our Investment Adviser against certain liabilities, which may lead our Investment Adviser to act in a riskier manner on our behalf than it would when acting for its own account.

Our Investment Adviser has not assumed any responsibility to us other than to render the services described in the Investment Advisory Agreement, and it will not be responsible for any action of our Board of Directors in declining to follow our Investment Adviser’s advice or recommendations. Pursuant to the Investment Advisory Agreement, our Investment Adviser and its members and their respective officers, managers, partners, agents, employees, controlling persons and members and any other person or entities affiliated with it will not be liable to us for their acts under the Investment Advisory Agreement, absent willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties. We have agreed to indemnify, defend and protect our Investment Adviser and its members and their respective officers, managers, partners, agents, employees, controlling persons and members and any other person or entities affiliated with it with respect to all damages, liabilities, costs and expenses arising out of or otherwise based upon the performance of any of our Investment Adviser’s duties or obligations under the Investment Advisory Agreement or otherwise as an Investment Adviser for us, and not arising out of willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties under the Investment Advisory and Agreement. These protections may lead our investment adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account. See “—Our fee structure may induce our Investment Adviser to pursue speculative investments and incur leverage, and investors may bear the cost of multiple levels of fees and expenses.”

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

Any of our three sub-administrators can resign from their respective roles pursuant to the Sub-Administration Agreements, and suitable replacements may not be found, resulting in disruptions that could adversely affect our business, results of operations and financial condition.

Each of Carlyle Employee Co., CELF and State Street has the right to resign under their respective agreements, the Carlyle Sub-Administration Agreements and the State Street Sub-Administration Agreement, upon 60 days’ written notice, whether a replacement has been found or not. If any of our sub-administrators resign, it may be difficult to find a new administrator or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms, or at all. If a replacement is not found quickly, our business, results of operations and financial condition are likely to be adversely affected and the value of our common stock may decline. Even if a comparable service provider or individuals to perform such services are retained, whether internal or external, their integration into our business and lack of familiarity with our investment objective may result in additional costs and time delays that may materially adversely affect our business, results of operations and financial condition.

We are subject to certain risks as a result of our direct interest in the Preferred Interests of the 2015-1 Issuer.

As part of the 2015-1 Debt Securitization, certain first and second lien senior secured loans were distributed by the SPV to us pursuant to a distribution and contribution agreement. We contributed the loans that comprised the initial closing date loan portfolio (including the loans distributed to the Company from the SPV) to the 2015-1 Issuer pursuant to a contribution agreement. Following this transfer, the 2015-1 Issuer held all of the equity ownership interest in such loan portfolio. As a result, we received 100% of the Preferred Interests issued by the 2015-1 Issuer in exchange for our contribution to the 2015-1 Issuer of the initial closing date loan portfolio. The 2015-1 Notes are included in the consolidated financial statements and the Preferred Interests are eliminated in consolidation.

Because each of the SPV and the 2015-1 Issuer is disregarded as an entity separate from its owner for U.S. federal income tax purposes, the sale or contribution by the SPV to us and the sale or contribution by us to the 2015-1 Issuer did not constitute a taxable event for U.S. federal income tax purposes. If the U.S. Internal Revenue Service were to take a contrary position, there could be a material adverse effect on our business, financial condition, results of operations or cash flows.

The Preferred Interests in the 2015-1 Issuer are subordinated obligations of the 2015-1 Issuer.

The 2015-1 Issuer is the residual claimant on funds, if any, remaining after holders of all classes of 2015-1 Notes have been paid in full on each payment date or upon maturity of the 2015-1 Notes under the 2015-1 Debt Securitization documents. The Preferred Interests in the 2015-1 Issuer represent all of the equity interest in the 2015-1 Issuer and, as the holder of the Preferred Interests, we may receive distributions, if any, only to the extent that the 2015-1 Issuer makes distributions out of funds remaining after holders of all classes of 2015-1 Notes have been paid in full on each payment date any amounts due and owing on such payment date or upon maturity of the 2015-1 Notes. There is no guarantee that we will receive any distributions as the holders of the Preferred Interests.

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

If any coverage test with respect to the 2015-1 Notes is not met, proceeds from the portfolio of loans that otherwise would have been distributed to the holders of the Preferred Interests of 2015-1 Issuer will instead be used to redeem first the 2015-1 Notes, to the extent necessary to satisfy the applicable asset coverage tests on a pro forma basis after giving effect to all payments made in respect of the 2015-1 Notes, which we refer to as a mandatory redemption, or to obtain the necessary ratings confirmation. There is no guarantee that the 2015-1 Notes will meet either of these coverage tests, and thus, we may not receive distributions as the holders of the Preferred Interests.

We may not receive cash from the 2015-1 Issuer.

We receive cash from the 2015-1 Issuer only to the extent of payments on the distributions, if any, with respect to the Preferred Interests of the 2015-1 Issuer as permitted under the 2015-1 Debt Securitization. The 2015-1 Issuer may only make payments on Preferred Interests to the extent permitted by the payment priority provisions of the indenture governing the 2015-1 Notes (the “2015-1 Indenture”), as applicable, which generally provide, distribution to Preferred Interests holder may not be made on any payment date unless all amounts owing under the 2015-1 Notes are paid in full. There is no guarantee that we will receive any distributions as the holders of the Preferred Interests.

In addition, if the 2015-1 Issuer does not meet the asset coverage tests or the interest coverage test set forth in the documents governing the 2015-1 Debt Securitization, cash would be diverted to first pay the 2015-1 Notes in amounts sufficient to cause such tests to be satisfied. Even if we do not receive cash directly from the 2015-1 Issuer, such amount will still be treated as income subject to our requirement to distribute 90% of our net investment income to our shareholders. Therefore, in the event that we fail to receive cash directly from the 2015-1 Issuer, we could be unable to make such distributions in amounts sufficient to maintain our status as a RIC for U.S. federal income tax purposes, or at all.

We may be required to assume liabilities of the 2015-1 Issuer and are indirectly liable for certain representations and warranties in connection with the 2015-1 Debt Securitization.

As part of the 2015-1 Debt Securitization, we entered into a contribution agreement under which we are required to repurchase any loan (or participation interest therein) which was sold to the 2015-1 Issuer, in breach of any representation or warranty made by us with respect to such loan on the date such loan was sold. To the extent we fail to satisfy any such repurchase obligation, the trustee of the 2015-1 Debt Securitization may, on behalf of the 2015-1 Issuer, bring an action against us to enforce these repurchase obligations.

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

The 2015-1 Notes are the debt obligations ranking senior in right of payment to the Preferred Interests holders. As such, there are circumstances in which the interests of holders of the 2015-1 Notes may not be aligned with the interests of the Preferred Interests of the 2015-1 Issuer. For example, under the terms of the 2015-1 Issuer, holders of the 2015-1 Notes have the right to receive payments of principal and interest prior to distribution to the holders of the Preferred Interests of the 2015-1 Issuer.

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

Remedies pursued by the holders of the 2015-1 Notes could be adverse to the interests of the holders of the Preferred Interests, and the holders of the 2015-1 Notes have no obligation to consider any possible adverse effect on such other interests. Thus, any remedies pursued by the holders of the 2015-1 Notes may not be in our best interests and we may not receive payments or distributions upon an acceleration of the 2015-1 Notes. Any failure of the 2015-1 Issuer to make distributions on Preferred Interests we hold, directly or indirectly, whether as a result of an event of default or otherwise, could have a material adverse effect on our business, financial condition, results of operations and cash flows and may result in an inability of us to make distributions sufficient to allow for us to qualify as a RIC for U.S. federal income tax purposes.

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

Risks Related to Our Investments

Our portfolio companies may prepay loans, which may have the effect of reducing our investment income if the returned capital cannot be invested in transactions with equal or greater yields.

Loans are generally prepayable at any time, most of them at no premium to par. We are generally unable to predict the rate and frequency of such repayments. Whether a loan is prepaid will depend both on the continued positive performance of the portfolio company and the existence of favorable financing market conditions that allow such portfolio company the ability to replace existing financing with less expensive capital. In periods of rising interest rates, the risk of prepayment of floating rate loans may increase if other financing sources are available. As market conditions change frequently, we will often be unable to predict when, and if, this may be possible for each of our portfolio companies. In the case of some of these loans, having the loan called early may have the effect of reducing our actual investment income below our expected investment income if the capital returned cannot be invested in transactions with equal or greater yields.

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

Our portfolio securities typically do not have a readily available market price and, in such a case, we will value these securities at fair value as determined in good faith under procedures adopted by our Board of Directors, which valuation is inherently subjective and may not reflect what we may actually realize from the sale of the investment.

Substantially all of our portfolio investments are in the form of debt investments that are not publicly traded. The fair value of these securities is not readily determinable, and the due diligence process that our Investment Adviser undertakes in connection with our investments may not reveal all the facts that may be relevant in connection with such investment. We value these investments on at least a quarterly basis in accordance with our valuation policy, which is at all times consistent with accounting principles generally accepted in the United States (“US GAAP”). Our Board of Directors utilizes the services of a third-party valuation firm to aid it in determining the fair value of these investments as well as the recommendations of our Investment Advisor’s investment professionals, which are based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. The Board of Directors discusses valuations and determines the fair value in good faith based on the input of our Investment Adviser and the third-party valuation firm. The participation of our Investment Adviser in our valuation process, and the indirect pecuniary interest in our Investment Adviser by the interested directors on our Board of Directors, could result in a conflict of interest, since the management fee is based on our gross assets and also because our Investment Adviser is receiving performance-based incentive fees.

The factors that are considered in the fair value pricing of our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparisons to publicly traded companies, discounted cash flow, relevant credit market indices, and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we consider the pricing indicated by the external event to corroborate our valuation. Because such valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Also, since these valuations are, to a large extent, based on estimates, comparisons and qualitative evaluations of private information, it could make it more difficult for investors to value accurately our investments and could lead to undervaluation or overvaluation of our common stock. In addition, the valuation of these types of securities may result in substantial write-downs and earnings volatility. If our Investment Adviser is unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments. Also, privately held companies frequently have less diverse product lines and smaller market presence than larger competitors.

Decreases in the market values or fair values of our investments are recorded as unrealized depreciation. The effect of all of these factors on our portfolio can reduce our net asset value by increasing net unrealized depreciation in our portfolio. Depending on market conditions, we could incur substantial realized losses and may suffer unrealized losses, which could have a material adverse impact on our business, financial condition and results of operations.

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

We invest primarily in loans to middle market companies whose debt, if rated, is rated below investment grade and, if not rated, would likely be rated below investment grade if it were rated. Investments rated below investment grade are generally considered higher risk than investment grade instruments. Bonds that are rated below investment grade are sometimes referred to as “high yield bonds” or “junk bonds.”

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

Equity Investments. When we invest in loans, we may acquire equity securities as well. In addition, we may invest directly in the equity securities of portfolio companies. Our goal is ultimately to dispose of such equity interests and realize gains upon our disposition of such interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

In addition, investing in middle market companies involves a number of significant risks, including:

•	these companies may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing on any guarantees or security we may have obtained in connection with our investment;

•	they typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;

•	they are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on a portfolio company and, in turn, on us;

•	there is generally little public information about these companies. These companies and their financial information are usually not subject to the Exchange Act and other regulations that govern public companies, and we may be unable to uncover all material information about these companies, which may prevent us from making a fully informed investment decision and cause us to lose money on our investments;

•	they generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers, directors and our Investment Adviser may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies;

•	changes in laws and regulations, as well as their interpretations, may adversely affect their business, financial structure or prospects; and

•	they may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity.

We operate in a highly competitive market for investment opportunities, and compete with investment vehicles sponsored or advised by our affiliates.

A number of entities compete with us to make the types of investments that we target in middle market companies. We compete with other BDCs, public and private funds, commercial and investment banks,

commercial finance companies, and, to the extent they provide an alternative form of financing, private equity funds, some of which may be affiliates of us. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we do, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the Investment Company Act and the Code impose on us. The competitive pressures we face may have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective.

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

We may not replicate our historical performance or the historical success of Carlyle.

We cannot provide any assurance that we will replicate our own historical performance, the historical success of Carlyle or the historical performance of other companies that our Investment Adviser and our investment team advised in the past. Accordingly, our investment returns could be substantially lower than the returns achieved by the Company in the past, other Carlyle managed funds or by other clients of our Investment Adviser. We can offer no assurance that our Investment Adviser will be able to continue to implement our investment objective with the same degree of success as it has had in the past.

Our ability to enter into transactions with Carlyle and our other affiliates is restricted.

We and certain of our controlled affiliates are prohibited under the Investment Company Act from knowingly participating in certain transactions with our upstream affiliates, or our Investment Adviser and its affiliates, without the prior approval of our Independent Directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities is our upstream affiliate for purposes of the Investment Company Act, and we are generally prohibited from buying or selling any security (other than our securities) from or to such affiliate, absent the prior approval of our Independent Directors. The Investment Company Act also prohibits “joint” transactions with an upstream affiliate, or our Investment Adviser or its affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our Independent Directors. In addition, we and certain of our controlled affiliates are prohibited from buying or selling any security from or to, or entering into joint transactions with, our Investment Adviser and its affiliates, or any person who owns more than 25% of our voting securities or is otherwise deemed to control, be controlled by, or be under common control with us, absent the prior approval of the SEC through an exemptive order (other than in certain limited situations pursuant to current regulatory guidance as described below). The analysis of whether a particular transaction constitutes a joint transaction requires a review of the relevant facts and circumstances then existing.

As a BDC, we are required to comply with certain regulatory requirements. For example, we are not generally permitted to make loans to companies controlled by Carlyle or other funds managed by Carlyle. We are also not permitted to make any co-investments with our Investment Adviser or its affiliates (including any fund managed by Carlyle) without exemptive relief from the SEC, subject to certain exceptions. The SEC has granted us the Exemptive Relief that permits us and certain present and future funds advised by our Investment Adviser (or a future investment adviser controlling, controlled by or under common control with our Investment Adviser) to co invest in suitable negotiated investments. Co investments made under the Exemptive Relief are subject to compliance with the conditions and other requirements contained in the Exemptive Relief, which could limit our ability to participate in a co investment transaction. We may also co-invest with funds managed by Carlyle or any of its downstream affiliates, subject to compliance with applicable law and regulations, existing regulatory guidance, and our Investment Adviser’s allocation procedures.

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

We may make investments in restructurings that involve, or otherwise invest in the debt securities of, companies that are experiencing or are expected to experience severe financial difficulties. These severe financial difficulties may never be overcome and may cause such companies to become subject to bankruptcy proceedings. As such, these investments could subject us to certain additional potential liabilities that may exceed the value of our original investment therein. For instance, under certain circumstances, payments to us and our distributions to stockholders may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance, preferential payment or similar transaction under applicable bankruptcy and insolvency laws. Furthermore, investments in restructurings may be adversely affected by statutes relating to, among other things, fraudulent conveyances, voidable preferences, lender liability and the court’s discretionary power to disallow, subordinate or disenfranchise particular claims. Under certain circumstances, a lender that has inappropriately exercised control of the management and policies of a debtor may have its claims subordinated or disallowed, or may be found liable for damages suffered by parties as a result of such actions. The level of analytical sophistication, both financial and legal, necessary for successful financing to companies experiencing significant business and financial difficulties is unusually high.

The lack of liquidity in our investments may adversely affect our business.

We generally make investments in private companies. Substantially all of these investments are subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. The illiquidity of our investments may make it difficult for us to sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. In addition, we may face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we hold a significant portion of a company’s equity or if we have material non-public information regarding such portfolio company.

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

We are classified as a non-diversified investment company within the meaning of the Investment Company Act, which means that we are not limited by the Investment Company Act with respect to the proportion of our assets that we may invest in securities of a single issuer, excluding limitations on investments in other investment companies. Although we do not intend to focus our investments in any specific industries, our portfolio may be concentrated in a limited number of portfolio companies and industries. Beyond the asset diversification requirements associated with our qualification as a RIC under Subchapter M of the Code and under the Facilities and 2015-1 Notes, we do not have fixed guidelines for diversification, and while we do not target any specific industries, our investments may be concentrated in relatively few industries. As a result, the aggregate returns we will realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of one or more investments. Additionally, a downturn in any particular industry in which we are invested could also significantly impact our aggregate returns.

Our portfolio companies may be highly leveraged.

Some of our portfolio companies may be highly leveraged, which may have adverse consequences to these companies and to us as an investor. These companies may be subject to restrictive financial and operating covenants and the leverage may impair these companies’ ability to finance their future operations and capital needs. As a result, these companies’ flexibility to respond to changing business and economic conditions and to take advantage of business opportunities may be limited. Further, a leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used.

Leveraged companies may enter into bankruptcy proceedings at higher rates than companies that are not leveraged and we invest in debt securities of these companies.

Leveraged companies, such as those in which we invest, may be more prone to bankruptcy or similar financial distress. The bankruptcy process has a number of significant inherent risks. Many events in a bankruptcy proceeding are the product of contested matters and adversary proceedings and are beyond the control of the creditors. A bankruptcy filing by a portfolio company may adversely and permanently affect the portfolio company. If the proceeding is converted to a liquidation, the value of the portfolio company may not equal the liquidation value that was believed to exist at the time of the investment. The duration of a bankruptcy proceeding is also difficult to predict, and a creditor’s return on investment can be adversely affected by delays until the plan of reorganization or liquidation ultimately becomes effective. The administrative costs of a bankruptcy proceeding are frequently high and would be paid out of the debtor’s estate prior to any return to creditors. Because the standards for classification of claims under bankruptcy law are vague, our influence with respect to the class of securities or other obligations we own may be lost by increases in the number and amount of claims in the same class or by different classification and treatment. In the early stages of the bankruptcy process, it is often difficult to estimate the extent of, or even to identify, any contingent claims that might be made. In addition, certain claims that have priority by law (for example, claims for taxes) may be substantial.

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

Our failure to make follow-on investments in our portfolio companies could impair the value of our investments.

Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments to:

•	increase or maintain in whole or in part our equity ownership percentage;

•	exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or

•	attempt to preserve or enhance the value of our investment.

We may elect not to make follow-on investments, may be constrained in our ability to employ available funds, or otherwise may lack sufficient funds to make those investments. We have the discretion to make any follow-on investments, subject to the availability of capital resources. However, doing so could be placing even more capital at risk in existing portfolio companies.

The failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful investment. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our concentration of risk, because we prefer other opportunities or because we are inhibited by compliance with BDC requirements or the desire to maintain our tax status.

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

We may also make unsecured loans to portfolio companies, meaning that such loans will not benefit from any interest in collateral of such companies. Liens on such portfolio companies’ collateral, if any, will secure the portfolio company’s obligations under its outstanding secured debt and may secure certain future debt that is permitted to be incurred by the portfolio company under its secured loan agreements. The holders of obligations secured by such liens will generally control the liquidation of, and be entitled to receive proceeds from, any realization of such collateral to repay their obligations in full before us. In addition, the value of such collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of such collateral would be sufficient to satisfy our unsecured loan obligations after payment in full of all secured loan obligations. If such proceeds were not sufficient to repay the outstanding secured loan obligations, then our unsecured claims would rank equally with the unpaid portion of such secured creditors’ claims against the portfolio company’s remaining assets, if any.

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

If we engage in hedging transactions, we may expose ourselves to risks associated with such transactions. We may utilize instruments such as forward contracts, credit default swaps, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates, credit risk premiums, and market interest rates. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions should increase. It may not be possible to hedge against an exchange rate or interest rate fluctuation at an acceptable price that is generally anticipated. The success of any hedging transactions we may enter into will depend on our ability to correctly predict movements in currencies and interest rates. Therefore, while we may enter into such transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the effect of the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. Income derived from hedging transactions is generally not eligible to be distributed to non-U.S. stockholders free from U.S. withholding tax. We may determine not to hedge against particular risks, including if we determine that available hedging transactions are not available at an appropriate price.

Risks Related to an Investment in Our Securities

Investing in our common stock may involve a high degree of risk.

The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options and volatility or loss of principal. Our investments in portfolio companies may be highly speculative and aggressive, and therefore an investment in our common stock may not be suitable for someone with lower risk tolerance.

Investors in the Private Offering are subject to transfer restrictions.

We have issued equity securities in connection with the private offering of our shares of common stock to investors in reliance on exemptions from the registration requirements of the Securities Act, and other applicable securities laws (the “Private Offering”). Prior to the completion of a Qualified IPO, investors who participate in the Private Offering may not sell, assign, transfer or otherwise dispose of (in each case, a “Transfer”) any common stock unless (i) we give consent and (ii) the Transfer is made in accordance with applicable securities laws. No Transfer will be effectuated except by registration of the Transfer on our books. Each transferee must agree to be bound by these restrictions and all other obligations as an investor in us. Following completion of a Qualified IPO, investors will be restricted from selling or disposing of their shares of common stock contractually by a lock-up agreement with the underwriters of the IPO and secondary offerings, and by the terms of the subscription agreement entered into by the Company and each investor in connection with the Private Offering. It is possible that, once we are no longer accepting new commitments, we may seek to implement a program intended to provide limited liquidity and price discovery to holders of our common stock through an auction process; however, there can be no assurance that such a program will, in fact, be established or, if established, will provide meaningful levels of liquidity. In the event we implement such a program, investors would be subject to conditions and limitations on Transfers of our common stock made through the program.

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

If we complete a Qualified IPO, our shares may trade at a discount to net asset value, which could make raising capital more difficult.

As disclosed in connection with the Private Offering and in our prior filings with the SEC, if we have not consummated a Qualified IPO of our common stock by May 2, 2018, then our Board of Directors (subject to any necessary stockholder approvals and applicable requirements of the Investment Company Act) will use its best efforts to wind down and/or liquidate and dissolve us. There can be no assurance that we will be able to complete a Qualified IPO or that if completed, shares will trade above NAV. Shares of companies offered in an initial public offering often trade at a discount to the initial offering price due to underwriting discounts and related offering expenses. Also, shares of closed-end investment companies, including BDCs, frequently trade at a discount from NAV and our common stock may also be discounted in the market, which could make capital raising more difficult as BDCs are generally not permitted to issue shares at below NAV.

Once we have consummated a Qualified IPO, our commitment period will expire and our stockholders’ outstanding commitments will be cancelled. In addition, the waiver of 0.50% of the base management fees by our Investment Adviser, will expire and base management fee will be 1.5% on average gross assets (including assets acquired through the incurrence of debt, excluding cash and cash equivalents and adjusted for share issuances or repurchases).

If we cannot complete a Qualified IPO, we will seek to wind down and/or liquidate and dissolve the Company, which could result in decreasing income over time, a declining asset base and an increase in our expenses as a percentage or our total assets.

Although we expect to complete a Qualified IPO prior to May 2, 2018, there can be no assurance that we will do so. If we have not consummated a Qualified IPO of our common stock by May 2, 2018, then our Board of

Directors (subject to any necessary stockholder approvals and applicable requirements of the Investment Company Act) will use its best efforts to wind down and/or liquidate and dissolve the Company. That will require us to seek to dispose of our portfolio for which there is no trading market. Accordingly, disposition of these assets would take time. In addition, if we are in liquidation, potential counterparties may seek to offer us less than we believe our investments are worth, which could result in us experiencing losses or otherwise receiving less than the amount at which we have valued our investments. In addition, if we begin to liquidate our portfolio, our total assets and investment income will decrease and while certain of our expenses will also decrease, we expect that our expenses as a percentage of our assets will increase.

There is a risk that our stockholders may not receive distributions or that our distributions may not grow over time.

We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. If we declare a dividend and if enough stockholders opt to receive cash distributions rather than participate in our dividend reinvestment plan, we may be forced to sell some of our investments in order to make cash dividend payments. In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions. The Facilities may also limit our ability to declare dividends if we default under certain provisions. Further, if we invest a greater amount of assets in equity securities that do not pay current dividends, it could reduce the amount available for distribution. See Part I, Item 1 of this Form 10-K “Business—Distribution Policy.” The above referenced restrictions on distributions may also inhibit our ability to make required interest payments to holders of our debt, which may cause a default under the terms of our debt agreements. Such a default could materially increase our cost of raising capital, as well as cause us to incur penalties under the terms of our debt agreements.

Our stockholders may be required to pay federal income taxes in excess of the cash dividends they receive.

We may distribute taxable dividends that are payable in cash or shares of our common stock at the election of each stockholder. If too many stockholders elect to receive cash, each stockholder electing to receive cash would receive a pro rata amount of cash (with the balance of the distribution paid in stock). In no event would any stockholder electing to receive cash receive less than 20% of his or her entire distribution in cash. For U.S. federal income tax purposes, the amount of a dividend paid in stock would be equal to the amount of cash that could have been received instead of stock.

Stockholders receiving dividends in shares of our common stock would be required to include the full amount of the dividend (including the portion payable in stock) as ordinary income (or, in certain circumstances, long-term capital gain) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, stockholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. If a U.S. stockholder sells the common stock that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common stock. In addition, if a significant number of our stockholders were to determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price (if any) of our common stock. It is unclear whether and to what extent we will be able to pay taxable dividends of the type described in this paragraph.

We may have difficulty paying our required distributions if we recognize taxable income before or without receiving cash representing such income.

For U.S. federal income tax purposes, we will include in our taxable income certain amounts that we have not yet received in cash, such as OID or accruals on a contingent payment debt instrument, which may occur if we receive warrants in connection with the origination of a loan or possibly in other circumstances or contracted PIK interest, which generally represents contractual interest added to the loan balance and due at the end of the loan term. Such OID and PIK interest will be included in our taxable income before we receive any corresponding cash payments. We also may be required to include in our taxable income certain other amounts that we will not receive in cash. The credit risk associated with the collectability of deferred payments may be increased as and when a portfolio company increases the amount of interest on which it is deferring cash payment through deferred interest features. Our investments with a deferred interest feature may represent a higher credit risk than loans for which interest must be paid in full in cash on a regular basis. For example, even if the accounting conditions for income accrual are met, the borrower could still default when our actual collection is scheduled to occur upon maturity of the obligation.

Because in certain cases we may recognize taxable income before or without receiving cash representing such income, we may have difficulty making distributions to our stockholders that will be sufficient to enable us to meet the Annual Distribution Requirement necessary for us to maintain our status as a RIC. Accordingly, we may need to sell some of our assets at times and/or at prices that we would not consider advantageous, we may need to raise additional equity or debt capital, or we may need to forego new investment opportunities or otherwise take actions that are disadvantageous to our business (or be unable to take actions that are advantageous to our business) to enable us to make distributions to our stockholders that will be sufficient to enable us to meet the Annual Distribution Requirement. If we are unable to obtain cash from other sources to meet the Annual Distribution Requirement, we may fail to qualify for the U.S. federal income tax benefits allowable to RICs and, thus, become subject to a corporate-level U.S. federal income tax (and any applicable U.S. state and local taxes). Alternatively, we may, with the consent of all our shareholders, designate an amount as a consent dividend (i.e., a deemed dividend). In that case, although we would not distribute any actual cash to our shareholders, the consent dividend would be treated like an actual dividend under the Code for all U.S. federal income tax purposes. This would allow us to deduct the amount of the consent dividend and our shareholders would be required to include that amount in income as if it were actually distributed. For additional discussion regarding the tax implications of a RIC, see Part I, Item 1 of this Form 10-K “Business—Election to be Taxed as a RIC.”

Non-U.S. stockholders may be subject to withholding of U.S. federal income tax on dividends we pay.

Distributions of our “investment company taxable income” to a non-U.S. stockholder that are not effectively connected with the non-U.S. stockholder’s conduct of a trade or business within the United States will be subject to withholding of U.S. federal income tax at a 30% rate (or lower rate provided by an applicable income tax treaty) to the extent of our current or accumulated earnings and profits. Certain properly designated dividends are generally exempt from withholding of U.S. federal income tax, including certain dividends that are paid in respect of our (i) “qualified net interest income” (generally, our U.S.-source interest income, other than certain contingent interest and interest from obligations of a corporation or partnership in which we or the non-U.S. stockholder are at least a 10% shareholder, reduced by expenses that are allocable to such income) or (ii) “qualified short-term capital gains” (generally, the excess of our net short-term capital gain over our long-term capital loss for such taxable year), and certain other requirements were satisfied. No assurance can be given as to whether any of our distributions will be eligible for this exemption from withholding of U.S. federal income tax or, if eligible, will be designated as such by us. See Part I, Item 1 of this Form 10-K “Business—Election to be Taxed as a RIC.”

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We maintain our principal executive office at 520 Madison Avenue, 40th Floor, New York, NY 10022. We do not own any real estate.

Item 3. Legal Proceedings

The Company may become party to certain lawsuits in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. The Company is not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against the Company. See also Note 1 to the consolidated financial statements in Part II, Item 8 of this Form 10-K.

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

Holders

As of March 21, 2017, there were approximately 1,682 holders of record of our common stock.

Distribution Policy

To the extent that we have taxable income available, we intend to distribute quarterly dividends to our stockholders. The amount of our dividends, if any, will be determined by our Board of Directors. Any dividends to our stockholders will be declared out of assets legally available for distribution. We anticipate that our distributions will generally be paid from taxable earnings, including interest and capital gains generated by our investment portfolio, and any other income, including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees, that we receive from portfolio companies. However, if we do not generate sufficient taxable earnings during a year, all or part of a distribution may constitute a return of capital. The specific tax characteristics of our dividends and other distributions will be reported to stockholders after the end of each calendar year.

We have elected to be treated, and intend to continue to qualify annually, as a RIC. To maintain our qualification as a RIC, we must, among other things, distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, to our stockholders on an annual basis. In order to avoid certain excise taxes imposed on RICs, we intend to distribute during each calendar year an amount at least equal to the sum of: (1) 98% of our ordinary income for the calendar year; (2) 98.2% of our capital gain net income (both long-term and short-term) for the one-year period ending on October 31 of the calendar year; and, (3) any undistributed ordinary income and capital gain net income for preceding years that were not distributed during such years and on which we paid no U.S. federal income tax less certain over-distributions in prior years. In addition, although we currently intend to distribute realized net capital gains (i.e., net long term capital gains in excess of short term capital losses), if any, at least annually, we may in the future decide to retain such capital gains for investment, pay U.S. federal income tax on such amounts at regular corporate tax rates, and elect to treat such gains as deemed distributions to stockholders. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, to the extent that we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the Investment Company Act or if distributions are limited by the terms of any of our borrowings.

We intend to make distributions in cash unless a stockholder elects to receive dividends and/or long-term capital gains distributions in additional shares of common stock. See “— Dividend Reinvestment Plan” below. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, if we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the Investment Company Act or if distributions are limited by the terms of any of our borrowings.

The following table summarizes the Company’s dividends declared and payable since inception through March 21, 2017:

Date Declared	Record Date	Payment Date	Per Share Amount		Total Amount	Annualized Dividend Yield(1)
March 13, 2014	March 31, 2014	April 14, 2014	$0.19		$2,449	4.76%
June 26, 2014	June 30, 2014	July 14, 2014	$0.27		$3,481	5.52%
September 12, 2014	September 18, 2014	October 9, 2014	$0.44		$5,956	9.23%
December 19, 2014	December 29, 2014	January 26, 2015	$0.35		$6,276	8.17%
March 11, 2015	March 13, 2015	April 17, 2015	$0.37		$7,833	8.58%
June 24, 2015	June 30, 2015	July 22, 2015	$0.37		$9,902	9.03%
September 24, 2015	September 24, 2015	October 22, 2015	$0.42		$11,670	8.91%
December 29, 2015	December 29, 2015	January 22, 2016	$0.40		$12,610	8.97%
December 29, 2015	December 29, 2015	January 22, 2016	$0.18	(2)	$5,674	4.03%
March 10, 2016	March 14, 2016	April 22, 2016	$0.40		$13,337	9.26%
June 8, 2016	June 8, 2016	July 22, 2016	$0.40		$13,943	9.23%
September 28, 2016	September 28, 2016	October 24, 2016	$0.40		$15,917	9.37%
December 29, 2016	December 29, 2016	January 24, 2017	$0.41		$17,098	9.09%
December 29, 2016	December 29, 2016	January 24, 2017	$0.07	(2)	$2,919	1.55%
March 20, 2017	March 20, 2017	April 24, 2017(3)	$0.41		$17,100	9.07%

(1)	Annualized dividend yield is calculated by dividing the declared dividend by the weighted average of the net asset value at the beginning of the quarter and the capital called during the quarter and annualizing over 4 quarterly periods.
(2)	Represents a special dividend.
(3)	Payable on or about April 24, 2017.

Dividend Reinvestment Plan

The Company has adopted a dividend reinvestment plan that provides for reinvestment of any distributions on behalf of its stockholders, for those who have elected to participate in the plan. As a result of adopting such a plan, if the Board of Directors authorizes, and the Company declares a cash dividend or distribution, the stockholders who have elected to participate in the dividend reinvestment plan would have their cash dividends or distributions automatically reinvested in additional shares of the Company’s common stock, rather than receiving cash. Prior to a Qualified IPO, the Company intends to use primarily newly issued shares of its common stock to implement the plan issued at the net asset value per share most recently determined by the Board of Directors. After a Qualified IPO, the Company intends to use primarily newly issued shares to implement the plan so long as the market value per share is equal to or greater than the net asset value per share as of the close of business on the relevant payment date for such dividend or distribution. If the market value per share is less than the net asset value per share as of the close of business on the relevant payment date, the plan administrator would purchase the common stock on behalf of participants in the open market, unless the Company instructs the plan administrator otherwise.

Recent Sales of Unregistered Securities and Use of Proceeds

Except as previously reported by the Company on its current reports on Form 8-K, the Company did not sell any securities during the period covered by this Form 10-K that were not registered under the Securities Act.

Item 6. Selected Financial Data

The tables below set forth our selected consolidated historical financial data for the periods indicated. The selected consolidated historical financial data as of and for the years ended December 31, 2016, 2015, 2014 and 2013 have been derived from our audited consolidated financial statements, which are included in “Financial

Statements and Supplementary Data” in Part II, Item 8 of this Form 10-K. Our historical results are not necessarily indicative of future results. The selected financial data in this section is not intended to replace the financial statements and is qualified in its entirety by the financial statements and related notes included in this filing.

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

	For the years ended December 31,
	2016	2015	2014	2013
(dollar amounts in thousands, except per share data)
Consolidated Statements of Operations Data
Income
Total investment income	$110,971	$69,190	$32,984	$4,969
Expenses
Net expenses	51,350	33,666	18,724	6,638
Net investment income (loss)	59,621	35,524	14,260	(1,669)
Net realized gain (loss) on investments	(9,644)	1,164	72	63
Net change in unrealized appreciation (depreciation) on investments	19,832	(18,015)	(8,718)	(321)
Net increase (decrease) in net assets resulting from operations	69,809	18,673	5,614	(1,927)
Per Share Data
Basic and diluted net investment income	$1.65	$1.43	$1.09	$(0.55)
Basic and diluted earnings	$1.93	$0.75	$0.43	$(0.64)
Dividends declared (1)	$1.68	$1.74	$1.25	$—

(1)	Cumulative per share dividends declared by the Company’s Board of Directors for the years ended December 31, 2016, 2015 and 2014. Cumulative per share dividends declared by the Company’s Board of Directors for the years ended December 31, 2016 and 2015 included a special dividend of $0.07 and $0.18 per share, respectively. The Company’s Board of Directors did not declare a dividend during the year ended December 31, 2013.

	As of and for the years ended December 31,
	2016	2015	2014	2013
(dollar amounts in thousands, except per share data)
Consolidated Statements of Assets and Liabilities Data
Investments—non-controlled/non-affiliated, at fair value	$1,323,102	$1,052,666	$698,662	$212,807
Investments—controlled/affiliated, at fair value	99,657	—	—	—
Cash and cash equivalents	38,489	41,837	8,754	42,010
Total assets	1,490,155	1,104,032	716,720	260,967
Secured borrowings	421,885	234,313	308,441	66,822
2015-1 Notes payable	270,849	270,644	—	—
Total liabilities	726,018	532,306	378,463	74,965
Total net assets	764,137	571,726	338,257	186,002
Net assets per share	$18.32	$18.14	$18.86	$19.42

Other Data:
Number of portfolio companies/structured finance obligation/investment fund at year end	86	85	72	27
Average funded investments in new portfolio companies/structured finance obligations (1)	12,188	12,996	10,597	6,751
Total return based on net asset value (2)	10.25%	5.41%	3.55%	(2.90%)

(1)	Average is calculated per portfolio company based on the total amount funded during the period divided by the number of portfolio companies invested/structured finance obligations made during the period.

(2)	Total return is based on the change in net asset value per share during the year plus the declared dividends, assuming reinvestment of dividends in accordance with the dividend reinvestment plan, divided by the beginning net asset value for the year. Total return for the years/periods ended December 31, 2016, 2015, 2014 and 2013 was inclusive of $0.01, $0.11, $0.09 and $0.32, respectively, per share increase in net asset value related to the offering price of the Company’s common stock. Excluding the effects of the higher offering price of the Company’s common stock, total return would have been 10.20%, 4.83%, 3.09% and (4.50%), respectively (refer to Note 9 in Part II, Item 8 of this Form 10-K for additional information).

Total return based on change in net asset value for the year ended December 31, 2013 was calculated for the period from commencement of operations through December 31, 2013.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollar amounts in thousands, except per share data, unless otherwise indicated)

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Part I, Item 6 of this Form 10-K “Selected Financial Data” and our consolidated financial statements and related notes in Part II, Item 8 of this Form 10-K “Financial Statements and Supplementary Data.” This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to those described in Part I, Item 1A of this Form 10-K “Risk Factors.” Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in this Form 10-K.

OVERVIEW

We are a Maryland corporation formed on February 8, 2012, and structured as an externally managed, non-diversified closed-end investment company. We have elected to be regulated as a BDC under the Investment Company Act. We have elected to be treated, and intends to continue to comply with the requirements to qualify annually, as a RIC under Subchapter M of the Code.

Our investment objective is to generate current income and capital appreciation primarily through debt investments in U.S. middle market companies, which we define as companies with approximately $10 million to $100 million of EBITDA. We seek to achieve its investment objective primarily through direct originations of Middle Market Senior Loans, with the balance of our assets invested in higher yielding investments (which may include unsecured debt, mezzanine debt and investments in equities). We generally make Middle Market Senior Loans to private U.S. middle market companies that are, in many cases, controlled by private equity firms. Depending on market conditions, we expect that between 70% and 80% of the value of our assets will be invested in Middle Market Senior Loans. We expect that the composition of our portfolio will change over time given our Investment Adviser’s view on, among other things, the economic and credit environment (including with respect to interest rates) in which we are operating.

We are externally managed by our Investment Adviser, an investment adviser registered under the Advisers Act. Our Administrator provides the administrative services necessary for us to operate. Both our Investment Adviser and our Administrator are wholly owned subsidiaries of Carlyle Investment Management L.L.C., a subsidiary of Carlyle.

In conducting our investment activities, we believe that we benefit from the significant scale and resources of Carlyle, including our Investment Adviser and its affiliates. We have operated our business as a BDC since we began our investment activities in May 2013.

KEY COMPONENTS OF OUR RESULTS OF OPERATIONS

Investments

Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt available to middle market companies, the general economic environment and the competitive environment for the type of investments we make.

Revenue

We generate revenue primarily in the form of interest income on debt investments we hold. In addition, we generate income from dividends on direct equity investments, capital gains on the sales of loans and debt and equity securities and various loan origination and other fees. Our debt investments generally have a stated term of five to eight years and generally bear interest at a floating rate usually determined on the basis of a benchmark such as LIBOR. Interest on these debt investments is generally paid quarterly. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity also reflects the proceeds of sales of securities. We may also generate revenue in the form of commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance and consulting fees.

Expenses

Our primary operating expenses include the payment of: (i) investment advisory fees, including base management fees and incentive fees, to our Investment Adviser pursuant to an investment advisory agreement (the “Investment Advisory Agreement”) between us and our Investment Adviser; (ii) costs and other expenses and our allocable portion of overhead incurred by our Administrator in performing its administrative obligations under an administration agreement (the “Administration Agreement”) between us and our Administrator; and (iii) other operating expenses as detailed below:

•	the costs associated with the Private Offering;

•	the costs of any other offerings of our common stock and other securities, if any;

•	calculating individual asset values and our net asset value (including the cost and expenses of any independent valuation firms);

•	expenses, including travel expenses, incurred by our Investment Adviser, or members of our Investment Adviser team managing our investments, or payable to third parties, performing due diligence on prospective portfolio companies and, if necessary, expenses of enforcing our rights;

•	the base management fee and any incentive fee payable under our Investment Advisory Agreement;

•	certain costs and expenses relating to distributions paid on our shares;

•	administration fees payable under our Administration Agreement and sub-administration agreements, including related expenses;

•	debt service and other costs of borrowings or other financing arrangements;

•	the allocated costs incurred by our Investment Adviser in providing managerial assistance to those portfolio companies that request it;

•	amounts payable to third parties relating to, or associated with, making or holding investments;

•	the costs associated with subscriptions to data service, research-related subscriptions and expenses and quotation equipment and services used in making or holding investments;

•	transfer agent and custodial fees;

•	costs of hedging;

•	commissions and other compensation payable to brokers or dealers;

•	federal and state registration fees;

•	any U.S. federal, state and local taxes, including any excise taxes;

•	independent director fees and expenses;

•	costs of preparing financial statements and maintaining books and records, costs of preparing tax returns, costs of Sarbanes-Oxley Act compliance and attestation and costs of filing reports or other documents with the SEC (or other regulatory bodies), and other reporting and compliance costs, including registration and listing fees, and the compensation of professionals responsible for the preparation or review of the foregoing;

•	the costs of any reports, proxy statements or other notices to our stockholders (including printing and mailing costs), the costs of any stockholders’ meetings and the compensation of investor relations personnel responsible for the preparation of the foregoing and related matters;

•	the costs of specialty and custom software for monitoring risk, compliance and overall portfolio, including any development costs incurred prior to the filing of our election to be regulated as a BDC;

•	our fidelity bond;

•	directors and officers/errors and omissions liability insurance, and any other insurance premiums;

•	indemnification payments;

•	direct fees and expenses associated with independent audits, agency, consulting and legal costs; and

•	all other expenses incurred by us or our Administrator in connection with administering our business, including our allocable share of certain officers and their staff compensation.

We expect our general and administrative expenses to be relatively stable or to decline as a percentage of total assets during periods of asset growth and to increase during periods of asset declines.

PORTFOLIO AND INVESTMENT ACTIVITY

As of December 31, 2016, the fair value of our investments was approximately $1,422,759, comprised of 86 portfolio companies/structured finance obligations/investment fund. As of December 31, 2015, the fair value of our investments was approximately $1,052,666, comprised of 85 portfolio companies/structured finance obligations. The fair value of our investments was approximately $698,662, comprised of 72 portfolio companies/structured finance obligations as of December 31, 2014.

Our investment activity for the years ended December 31, 2016, 2015 and 2014 is presented below (information presented herein is at amortized cost unless otherwise indicated):

	For the years ended December 31,
	2016	2015	2014
Investments:
Total Investments as of January 1	$1,079,720	$707,701	$213,128
New Investments purchased	755,654	597,811	614,622
Net accretion of discount on investments	5,605	3,035	1,108
Net realized gain (loss) on investments	(9,644)	1,164	72
Investments sold or repaid	(401,354)	(229,991)	(121,229)

Total Investments as of December 31	$1,429,981	$1,079,720	$707,701

Principal amount of investments funded:
First Lien Debt	$604,514	$481,510	$457,212
Second Lien Debt	38,950	115,250	80,790
Structured Finance Obligations	—	15,760	115,638
Equity Investments	2,856	1,507	—
Investment Fund	119,785	—	—

Total	$766,105	$614,027	$653,640

Principal amount of investments sold or repaid:
First Lien Debt	$(254,921)	$(191,718)	$(77,040)
Second Lien Debt	(83,279)	(8,000)	(9,500)
Structured Finance Obligations	(81,442)	(39,475)	(31,363)
Investment Fund	(22,400)	—	—

Total	$(442,042)	$(239,193)	$(117,903)

Number of new funded investments	62	46	58
Average amount of new funded investments	$12,188	$12,996	$10,597
Percentage of new funded debt investments at floating interest rates	100%	98%	98%

As of December 31, 2016 and 2015, investments consisted of the following:

	December 31, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt	$1,145,326	$1,139,548	$800,857	$795,034
Second Lien Debt	172,960	171,864	216,708	210,396
Structured Finance Obligations	9,239	5,216	59,940	44,812
Equity Investments	5,071	6,474	2,215	2,424
Investment Fund	97,385	99,657	—	—

Total	$1,429,981	$1,422,759	$1,079,720	$1,052,666

The weighted average yields (1) for our first and second lien debt, based on the amortized cost and fair value as of December 31, 2016 and 2015, were as follows:

	December 31, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt (excluding First Lien/Last Out)	7.09%	7.15%	6.65%	6.74%
First Lien/Last Out Unitranche	12.33%	12.12%	11.83%	11.53%

First Lien Debt Total	7.92%	7.96%	7.43%	7.48%
Second Lien Debt	9.97%	10.04%	9.80%	10.09%

First and Second Lien Debt Total	8.19%	8.23%	7.93%	8.03%

(1)	Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of December 31, 2016 and 2015. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.

See the Consolidated Schedules of Investments as of December 31, 2016 and 2015 in our consolidated financial statements in Part II, Item 8 of this Form 10-K “Financial Statements and Supplementary Data” for more information on these investments, including a list of companies and type and amount of investments.

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

Our Investment Adviser monitors and, when appropriate, changes the investment ratings assigned to each debt investment in our portfolio. In connection with our quarterly valuation process, our Investment Adviser reviews our investment ratings on a regular basis. The following table summarizes the Internal Risk Ratings as of December 31, 2016 and 2015:

	December 31, 2016		December 31, 2015
	Fair Value	% of Fair Value	Fair Value	% of Fair Value
(dollar amounts in millions)
Internal Risk Rating 1	$59.3	4.52%	$71.2	7.08%
Internal Risk Rating 2	1,055.7	80.50	809.7	80.54
Internal Risk Rating 3	100.9	7.70	112.3	11.17
Internal Risk Rating 4	75.7	5.77	12.2	1.21
Internal Risk Rating 5	12.2	0.93	—	—
Internal Risk Rating 6	7.6	0.58	—	—

Total	$1,311.4	100.00%	$1,005.4	100.00%

As of December 31, 2016 and 2015, the weighted average Internal Risk Rating of our debt investment portfolio was 2.2 and 2.1, respectively.

CONSOLIDATED RESULTS OF OPERATIONS

For the years ended December 31, 2016, 2015 and 2014

The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and losses and net change in unrealized appreciation and depreciation. As a result, quarterly comparisons may not be meaningful.

Investment Income

Investment income for the years ended December 31, 2016, 2015 and 2014, was as follows:

	For the years ended December 31,
	2016	2015	2014
Investment income:
First Lien Debt	$83,713	$45,654	$18,028
Second Lien Debt	23,190	15,357	5,716
Structured Finance Obligations	887	8,160	9,233
Equity Investments	13	12	—
Investment Fund	3,140	—	—
Cash	28	7	7

Total investment income	$110,971	$69,190	$32,984

The increase in investment income for the year ended December 31, 2016 from the comparable period in 2015 was primarily driven by our deployment of capital, increasing invested balance, increased fees and other income from syndications, amendments and prepayments, and dividends declared by Credit Fund. The size of our portfolio increased to $1,429,981 as of December 31, 2016 from $1,079,720 as of December 31, 2015, at amortized cost, and total principal amount of investments outstanding increased to $1,467,133 as of

December 31, 2016 from $1,142,364 as of December 31, 2015. The increase in interest income was also due to the increase in the weighted average yield. As of December 31, 2016, the weighted average yield of our first and second lien debt increased to 8.19% from 7.93% as of December 31, 2015, on amortized cost.

The increase in investment income for the year ended December 31, 2015 from the comparable period in 2014 was primarily driven by our deployment of capital and increasing invested balance. The size of our portfolio increased to $1,079,720 as of December 31, 2015 from $707,701 as of December 31, 2014, at amortized cost, and total principal amount of investments outstanding increased to $1,142,364 as of December 31, 2015 from $767,530 as of December 31, 2014. The increase in interest income was also due to the increase in the weighted average yield. As of December 31, 2015, the weighted average yield of our first and second lien debt increased to 7.93% from 6.70% as of December 31, 2014, on amortized cost.

Interest income on our first and second lien debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of December 31, 2016, one first lien debt investment in the portfolio was non-performing. The fair value of the loan in the portfolio on non-accrual status was $7,628, which represents approximately 0.5% of total investments at fair value. The remaining first and second lien debt investments were performing and current on their interest payments as of December 31, 2016 and for the year then ended. As of December 31, 2015 and 2014 and for the years then ended, all of our first and second lien debt investments were performing and current on their interest payments. Interest income from structured finance obligations is recorded based upon an estimation of an effective yield to expected maturity utilizing assumed cash flows. The effective yield is updated periodically based on payments received and expected future payments. In estimating these cash flows, there are a number of assumptions that are subject to uncertainties, including the amount and timing of principal payments which are impacted by prepayments, repurchases, defaults, delinquencies and liquidations of or within the CLO funds. These uncertainties are difficult to predict and are subject to future events that could have impacted our estimates if the information was known at the time. As a result, actual results may differ significantly from these estimates.

Net investment income (loss) for the years ended December 31, 2016, 2015 and 2014 was as follows:

	For the years ended December 31,
	2016	2015	2014
Total investment income	$110,971	$69,190	$32,984
Net expenses	(51,350)	(33,666)	(18,724)

Net investment income (loss)	$59,621	$35,524	$14,260

Expenses

	For the years ended December 31,
	2016	2015	2014
Base management fees	$18,539	$13,361	$6,559
Incentive fees	14,905	8,881	3,578
Professional fees	2,103	1,845	2,169
Administrative service fees	703	595	626
Interest expense	16,462	9,582	3,648
Credit facility fees	2,573	1,898	3,052
Directors’ fees and expenses	553	419	395
Other general and administrative	1,692	1,539	883
Waiver of base management fees	(6,180)	(4,454)	(2,186)

Net expenses	$51,350	$33,666	$18,724

Interest expense and credit facility fees for the years ended December 31, 2016, 2015 and 2014 were comprised of the following:

	For the years ended December 31,
	2016	2015	2014
Interest expense	$16,462	$9,582	$3,648
Facility unused commitment fee	1,253	847	1,129
Amortization of deferred financing costs	1,213	945	1,820
Other fees	107	106	103

Total interest expense and credit facility fees	$19,035	$11,480	$6,700

Cash paid for interest expense	$15,267	$8,083	$2,882

The increase in interest expense for the year ended December 31, 2016 compared to the comparable period in 2015 was driven by increased usage of the Facilities related to increased deployment of capital to investments, and additional debt issued through the securitization in the form of the 2015-1 Notes (see Note 7 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for more information). For the year ended December 31, 2016, the average interest rate increased to 2.81% from 2.31% for the comparable period in 2015, and average principal debt outstanding increased to $580,734 from $406,638 for the comparable period in 2015.

The increase in interest expense for the year ended December 31, 2015 compared to the comparable period in 2014 was driven by increased usage of the Facilities related to increased deployment of capital to investments. For the year ended December 31, 2015, the average interest rate increased to 2.31% from 2.18% for the comparable period in 2014, and average principal debt outstanding increased to $406,638 from $164,980 for the comparable period in 2014.

The increase in base management fees (and related waiver of base management fees) and incentive fees related to pre-incentive fee net investment income for the year ended December 31, 2016 from the comparable period in 2015 and for the year ended December 31, 2015 from the comparable period in 2014 was driven by our deployment of capital and our increasing invested balance. For the years ended December 31, 2016, 2015 and 2014, base management fees were $12,359, $8,907 and $4,373, respectively (net of waiver of $6,180, $4,454 and $2,186, respectively); incentive fees related to pre-incentive fee net investment income were $14,905, $8,881 and $3,578, respectively, and there were no incentive fees related to realized capital gains. For the year ended December 31, 2016, 2015 and 2014 we recorded no accrued capital gains incentive fees based upon our cumulative net realized and unrealized appreciation (depreciation) as of December 31, 2016, 2015 and 2014, respectively. The accrual for any capital gains incentive fee under accounting principles generally accepted in the United States (“US GAAP”) in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. See Note 4 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for more information on our incentive and base management fees.

Professional fees include legal, rating agencies, audit, tax, valuation, technology and other professional fees incurred related to the management of us. Administrative service fees represent fees paid to the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including our allocable portion of the cost of certain of our executive officers and their respective staff. Other general and administrative expenses include insurance, filing, research, subscriptions and other costs. The increase in other general and administrative expenses for the year ended December 31, 2016 from the comparable period in 2015 and for the year ended in December 31, 2015 from the comparable period in 2014 was primarily driven by the increased deployment of capital.

Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) on Investments

During the years ended December 31, 2016, 2015 and 2014, we had realized gains on 10, 8, and 4, investments, respectively, totaling approximately $864, $1,622, and $391, respectively, which was offset by realized losses on 14, 6, and 3, investments, respectively, totaling approximately $10,508, $458, and $319, respectively. During the years ended December 31, 2016, 2015 and 2014, we had a change in unrealized appreciation on 104, 48, and 25 investments, respectively, totaling approximately $41,130, $8,597, and $2,931, respectively, which was offset by a change in unrealized depreciation on 24, 71, and 65 investments, respectively, totaling approximately $21,298, $26,612, and $11,649, respectively.

Net realized gain (loss) and net change in unrealized appreciation (depreciation) for the years ended December 31, 2016, 2015 and 2014, were as follows:

	For the years ended December 31,
	2016	2015	2014
Net realized gain (loss) on investments	$(9,644)	$1,164	$72
Net change in unrealized appreciation (depreciation) on investments	19,832	(18,015)	(8,718)

Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	$10,188	$(16,851)	$(8,646)

Net realized gain (loss) and net change in unrealized appreciation (depreciation) by the type of investments for the years ended December 31, 2016, 2015 and 2014 were as follows:

	For the years ended December 31,
	2016		2015		2014
Type	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)
First Lien Debt	$383	$46	$208	$(3,160)	$—	$(2,829)
Second Lien Debt	275	5,216	—	(2,925)	120	(2,518)
Structured Finance Obligations	(10,302)	11,105	956	(12,139)	(48)	(3,371)
Equity Investments	—	1,193	—	209	—	—
Investment Fund	—	2,272	—	—	—	—

Total	$(9,644)	$19,832	$1,164	$(18,015)	$72	$(8,718)

Net change in unrealized appreciation in our investments for the year ended December 31, 2016 compared to the comparable period in 2015 was primarily due to a tightening spread environment during the year. Net change in unrealized depreciation in our investments for the year ended December 31, 2015 compared to the comparable period in 2014 was primarily due to a widening spread environment during the last six months of the year.

MIDDLE MARKET CREDIT FUND, LLC

Overview

On February 29, 2016, we and Credit Partners entered into an amended and restated limited liability company agreement, which was subsequently amended on June 24, 2016 (as amended, the “Limited Liability Company Agreement”) to co-manage Credit Fund, an unconsolidated Delaware limited liability company. Credit Fund primarily invests in first lien loans of middle market companies. Credit Fund is managed by a six-member board of managers, on which we and Credit Partners each have equal representation. We and Credit Partners each have 50% economic ownership of Credit Fund and have commitments to fund, from time to time, capital of up to $400,000 each. Funding of such commitments generally requires the approval of the board of Credit Fund, including the board members appointed by us.

Together with Credit Partners, we co-invest through Credit Fund. Portfolio and investment decisions with respect to Credit Fund must be unanimously approved by a quorum of Credit Fund’s investment committee consisting of an equal number of representatives of us and Credit Partners. Therefore, although we own more than 25% of the voting securities of Credit Fund, we do not believe that we have control over Credit Fund (other than for purposes of the Investment Company Act). Middle Market Credit Fund SPV, LLC (the “Credit Fund Sub”), a Delaware limited liability company, was formed on April 5, 2016. Credit Fund Sub primarily invests in first lien loans of middle market companies. Credit Fund Sub is a wholly owned subsidiary of Credit Fund and is consolidated in Credit Fund’s consolidated financial statements commencing from the date of its formation.

Selected Financial Data

Since inception of Credit Fund and through December 31, 2016, we and Credit Partners each made capital contributions of $1 in members’ equity and $35,000 in subordinated loans to Credit Fund. Additionally, Credit Fund had net borrowings of $62,384 in mezzanine loans under a revolving credit facility with us (the “Credit Fund Facility”). As of December 31, 2016, Credit Fund had subordinated loans and members’ capital of $74,547 and mezzanine loans of $62,384. Our ownership interest in such subordinated loans and members’ capital was $37,273 and in such mezzanine loans was $62,384.

As of December 31, 2016, Credit Fund held cash and cash equivalents totaling $6,103.

As of December 31, 2016, Credit Fund had total investments at fair value of $437,829, which was comprised of first lien senior secured loans and second lien senior secured loans to 28 portfolio companies. As of December 31, 2016, no loans in Credit Fund’s portfolio were on non-accrual status or contained PIK provisions. All investments in the portfolio were floating rate debt instruments. The portfolio companies in Credit Fund are U.S. middle market companies in industries similar to those in which we may invest directly. Additionally, as of December 31, 2016, Credit Fund had commitments to fund various undrawn revolvers and delayed draw investments to its portfolio companies totaling $30,361.

Below is a summary of Credit Fund’s portfolio, followed by a listing of the loans in Credit Fund’s portfolio as of December 31, 2016:

As of December 31, 2016
Senior secured loans (1)	$439,086
Weighted average yields of senior secured loans based on amortized cost (2)	6.47%
Weighted average yields of senior secured loans based on fair value (2)	6.41%
Number of portfolio companies in Credit Fund	28

(1)	At par/principal amount.
(2)	Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rate as of December 31, 2016. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.

Consolidated Schedule of Investments as of December 31, 2016

Investments (1)	Industry	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
First Lien Debt (99.31% of fair value)
AM Conservation Holding Corporation (2)(3)(4)	Energy: Electricity	L + 4.75% (1.00% Floor)	10/31/2022	$30,000	$29,721	$29,925
Datapipe, Inc. (2)(3)(4)(11)	Telecommunications	L + 4.75% (1.00% Floor)	3/15/2019	9,750	9,654	9,764
Dimora Brands, Inc. (fka TK USA Enterprises, Inc.) (2)(3)(4)(11)	Construction & Building	L + 4.50% (1.00% Floor)	4/4/2023	19,850	19,580	19,723
Diversitech Corporation (2)(4)(10)(11)	Capital Equipment	P + 3.50%	11/19/2021	14,803	14,617	14,803
DTI Holdco, Inc. (2)(3)(4)(7)	High Tech Industries	L + 5.25% (1.00% Floor)	9/30/2023	19,950	19,751	19,651
DYK Prime Acquisition LLC (2)(3)(4)	Chemicals, Plastics & Rubber	L + 4.75% (1.00% Floor)	4/1/2022	5,775	5,735	5,775
EAG, Inc. (2)(3)(4)(11)	Services: Business	L + 4.25% (1.00% Floor)	7/28/2018	8,713	8,686	8,720
EIP Merger Sub, LLC (Evolve IP) (2)(3)(4)(8)	Telecommunications	L + 6.25% (1.00% Floor)	6/7/2021	22,971	22,323	22,509
EIP Merger Sub, LLC (Evolve IP) (2)(3)(4)(9)	Telecommunications	L + 6.25% (1.00% Floor)	6/7/2021	1,500	1,455	1,468
Empower Payments Acquisitions, Inc. (2)(3)(7)	Media: Advertising, Printing & Publishing	L + 5.50% (1.00% Floor)	11/30/2023	17,500	17,154	17,279
Generation Brands Holdings, Inc. (2)(3)(4)	Durable Consumer Goods	L + 5.00% (1.00% Floor)	6/10/2022	19,900	19,712	20,099
Jensen Hughes, Inc. (2)(3)(4)(10)	Utilities: Electric	L + 5.00% (1.00% Floor)	12/4/2021	20,409	20,188	20,327
Kestra Financial, Inc. (2)(3)(4)	Banking, Finance, Insurance & Real Estate	L + 5.25% (1.00% Floor)	6/24/2022	19,900	19,632	19,814
MSHC, Inc. (2)(3)(4)(10)	Construction & Building	L + 5.00% (1.00% Floor)	7/19/2021	13,177	13,062	13,003
PAI Holdco, Inc. (Parts Authority) (2)(3)(4)	Automotive	L + 4.75% (1.00% Floor)	12/30/2022	9,950	9,886	9,950
Pasternack Enterprises, Inc. (Infinite RF) (2)(3)(4)	Capital Equipment	L + 5.00% (1.00% Floor)	5/27/2022	11,941	11,844	11,941
Q Holding Company (2)(3)(4)	Automotive	L + 5.00% (1.00% Floor)	12/18/2021	13,964	13,828	13,941
QW Holding Corporation (Quala) (2)(3)(4)(7)(10)	Environmental Industries	L + 6.75% (1.00% Floor)	8/31/2022	8,975	8,413	9,030
Restaurant Technologies, Inc. (2)(3)(4)	Retail	L + 4.75% (1.00% Floor)	11/23/2022	23,514	23,117	23,443
RelaDyne Inc. (2)(3)(4)(10)	Wholesale	L + 5.25% (1.00% Floor)	7/22/2022	14,000	13,871	13,969
Systems Maintenance Services Holding, Inc. (2)(3)(4)	High Tech Industries	L + 5.00% (1.00% Floor)	10/30/2023	12,000	11,885	12,001
T2 Systems Canada, Inc. (2)(3)(4)(11)	Transportation: Consumer	L + 6.75% (1.00% Floor)	9/28/2022	2,700	2,635	2,727
T2 Systems, Inc. (2) (3)(4)(10)(11)	Transportation: Consumer	L + 6.75% (1.00% Floor)	9/28/2022	15,300	14,888	15,473
The Original Cakerie, Ltd. (Canada) (2)(3)(4)(10)	Beverage, Food & Tobacco	L + 5.00% (1.00% Floor)	7/20/2021	7,009	6,946	7,009
The Original Cakerie, Co. (Canada) (2)(3)(4)	Beverage, Food & Tobacco	L + 5.50% (1.00% Floor)	7/20/2021	3,621	3,591	3,621
U.S. Acute Care Solutions, LLC (2)(3)(4)	Health & Pharmaceuticals	L + 5.00% (1.00% Floor)	5/15/2021	26,400	26,154	26,336
U.S. Anesthesia Partners, Inc. (2)(3)(4)	Health & Pharmaceuticals	L + 5.00% (1.00% Floor)	12/31/2019	10,374	10,275	10,362
Vantage Specialty Chemicals, Inc. (2)(3)(4)(11)	Chemicals, Plastics & Rubber	L + 4.50% (1.00% Floor)	2/5/2021	17,910	17,786	17,903
WIRB – Copernicus Group, Inc. (2)(3)(4)	Health & Pharmaceuticals	L + 5.00% (1.00% Floor)	8/12/2022	7,980	7,916	8,050
Zest Holdings, LLC (2)(3)(4)	Durable Consumer Goods	L + 4.75% (1.00% Floor)	8/16/2020	8,700	8,658	8,749
Zywave, Inc. (2)(3)(4)(7)(10)	High Tech Industries	L + 5.00% (1.00% Floor)	11/17/2022	17,500	17,315	17,434

First Lien Debt Total					$430,278	$434,799

Second Lien Debt (0.69% of fair value)
Vantage Specialty Chemicals, Inc. (2)(3)(4)(11)	Chemicals, Plastics & Rubber	L + 8.75% (1.00% Floor)	2/5/2022	$2,000	$1,960	$1,987
Zywave, Inc. (2)(3)(4)	High Tech Industries	L + 9.00% (1.00% Floor)	11/17/2023	1,050	1,034	1,043

Second Lien Debt Total					$2,994	$3,030

Total Investments					$433,272	$437,829

(1)	Unless otherwise indicated, issuers of investments held by Credit Fund are domiciled in the United States. As of December 31, 2016, the geographical composition of investments as a percentage of fair value was 2.43% in Canada and 97.57% in the United States.
(2)	Variable rate loans to the portfolio companies bear interest at a rate that may be determined by reference to either LIBOR (“L”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate (“P”)), which generally resets quarterly. For each such loan, Credit Fund has provided the interest rate in effect as of December 31, 2016. As of December 31, 2016, all of Credit Fund’s LIBOR loans were indexed to the 90-day LIBOR rate at 1.00%, except for those loans as indicated in Note 11 below, and the U.S. Prime Rate loan was indexed at 3.75%.
(3)	Loan includes interest rate floor feature.
(4)	Denotes that all or a portion of the assets are owned by Credit Fund Sub. Credit Fund Sub has entered into a revolving credit facility (the “Credit Fund Sub Facility”). The lenders of the Credit Fund Sub Facility have a first lien security interest in substantially all of the assets of Credit Fund Sub. Accordingly, such assets are not available to creditors of Credit Fund.
(5)	Amortized cost represents original cost, including origination fees, adjusted for the accretion/amortization of discounts/premiums, as applicable, on debt investments using the effective interest method.
(6)	Fair value is determined in good faith by or under the direction of the board of managers of Credit Fund, pursuant to Credit Fund’s valuation policy, which is substantially similar to the valuation policy of the Company provided in “—Critical Accounting Policies—Fair Value Measurements.”
(7)	Denotes that all or a portion of the assets are owned by Credit Fund. Credit Fund has entered into the Credit Fund Facility. The lenders of the Credit Fund Facility have a first lien security interest in substantially all of the assets of Credit Fund. Accordingly, such assets are not available to creditors of Credit Fund Sub.
(8)	Credit Fund receives less than the stated interest rate of this loan as a result of an agreement among lenders. The interest rate reduction is 1.25% on EIP Merger Sub, LLC (Evolve IP). Pursuant to the agreement among lenders in respect of this loan, this investment represents a first lien/first out loan, which has first priority ahead of the first lien/last out loan with respect to principal, interest and other payments.
(9)	In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company is entitled to receive additional interest as a result of an agreement among lenders as follows: EIP Merger Sub, LLC (Evolve IP) (3.84%). Pursuant to the agreement among lenders in respect of this loan, this investment represents a first lien/last out loan, which has a secondary priority behind the first lien/first out loan with respect to principal, interest and other payments.
(10)	As of December 31, 2016, Credit Fund had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

First Lien Debt – unfunded delayed draw and revolving term loans commitments	Type	Unused Fee	Par/ Principal Amount	Fair Value
Diversitech Corporation	Delayed Draw	1.00%	$5,000	$—
Jensen Hughes, Inc.	Revolver	0.50%	2,000	(7)
Jensen Hughes, Inc.	Delayed Draw	0.50%	1,461	(5)
MSHC, Inc.	Delayed Draw	1.50%	1,790	(21)
QW Holding Corporation (Quala)	Revolver	1.00%	5,086	14
QW Holding Corporation (Quala)	Delayed Draw	1.00%	5,918	17
RelaDyne Inc.	Revolver	0.50%	2,162	(6)
RelaDyne Inc.	Delayed Draw	0.50%	1,824	(5)
T2 Systems, Inc.	Revolver	1.00%	1,955	20
The Original Cakerie, Ltd. (Canada)	Revolver	0.50%	1,665	—
Zywave, Inc.	Revolver	0.50%	1,500	(5)

Total unfunded commitments			$30,361	$2

(11)	As of December 31, 2016, this LIBOR loan was indexed to the 30-day LIBOR rate at 0.77%.

Below is certain summarized consolidated financial information for Credit Fund as of December 31, 2016. Credit Fund commenced operations in May 2016.

December 31, 2016
Selected Consolidated Balance Sheet Information
ASSETS
Investments, at fair value (amortized cost of $433,272)	$437,829
Cash and other assets	11,326

Total assets	$449,155

LIABILITIES AND MEMBERS’ EQUITY
Secured borrowings	$248,540
Mezzanine loans	62,384
Other liabilities	63,684
Subordinated loans and members’ equity	74,547

Liabilities and members’ equity	$449,155

Selected Consolidated Statement of Operations Information:
Total investment income	$9,973

Expenses
Interest and credit facility expenses	5,410
Other expenses	1,266

Total expenses	6,676

Net investment income (loss)	3,297

Net realized gain (loss) on investments	41
Net change in unrealized appreciation (depreciation) on investments	4,557

Net increase (decrease) resulting from operations	$7,895

Debt

Credit Fund Facility

On June 24, 2016, Credit Fund entered into the Credit Fund Facility with us pursuant to which Credit Fund may from time to time request mezzanine loans from us. The maximum principal amount of the Credit Fund Facility is $100,000. The maturity date of the Credit Fund Facility is June 24, 2017. Amounts borrowed under the Credit Fund Facility bear interest at a rate of LIBOR plus 9.50%.

During the year ended December 31, 2016, there were mezzanine loan borrowings of $84,784 and repayments of $22,400 under the Credit Fund Facility. As of December 31, 2016, there were $62,384 in mezzanine loans outstanding.

Credit Fund Sub Facility

On June 24, 2016, Credit Fund Sub closed on the Credit Fund Sub Facility with lenders. The Credit Fund Sub Facility provides for secured borrowings during the applicable revolving period up to an amount equal to $450,000, with an accordion feature that can, subject to certain conditions, increase the aggregate maximum credit commitment up to an amount not to exceed $1,400,000. The facility is secured by a first lien security interest in substantially all of the portfolio investments held by Credit Fund Sub and the Company’s and Credit Partners’ unfunded capital commitments. The maturity date of the Credit Fund Sub Facility is June 24, 2022. Amounts borrowed under the Credit Fund Sub Facility bear interest at a rate of LIBOR plus 2.50%.

During the year ended December 31, 2016, there were secured borrowings of $248,540 under the Credit Fund Sub Facility. As of December 31, 2016, there was $248,540 in secured borrowings outstanding.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We generate cash from the net proceeds of offerings of our common stock and through cash flows from operations, including investment sales and repayments as well as income earned on investments and cash equivalents. We may also fund a portion of our investments through borrowings under the Facilities, as well as through securitization of a portion of our existing investments.

The SPV closed on May 24, 2013 on the SPV Credit Facility, which was subsequently amended on June 30, 2014, June 19, 2015 and June 9, 2016. The SPV Credit Facility provides for secured borrowings during the applicable revolving period up to an amount equal to the lesser of $400,000 (the borrowing base as calculated pursuant to the terms of the SPV Credit Facility) and the amount of net cash proceeds and unpledged capital commitments the Company has received, with an accordion feature that can, subject to certain conditions, increase the aggregate maximum credit commitment up to an amount not to exceed $750,000, subject to restrictions imposed on borrowings under the Investment Company Act and certain restrictions and conditions set forth in the SPV Credit Facility, including adequate collateral to support such borrowings. The SPV Credit Facility imposes financial and operating covenants on us and the SPV that restrict our and its business activities. Continued compliance with these covenants will depend on many factors, some of which are beyond our control.

We closed on March 21, 2014 on the Credit Facility, which was subsequently amended on January 8, 2015 and May 25, 2016. The maximum principal amount of the Credit Facility is $220,000, subject to availability under the Credit Facility, which is based on certain advance rates multiplied by the value of the Company’s portfolio investments (subject to certain concentration limitations) net of certain other indebtedness that the Company may incur in accordance with the terms of the Credit Facility. Proceeds of the Credit Facility may be used for general corporate purposes, including the funding of portfolio investments. Maximum capacity under the Credit Facility may be increased, subject to certain conditions, to $225,000 through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Credit Facility includes a $20,000 limit for swingline loans and a $5,000 limit for letters of credit. Subject to certain exceptions, the Credit Facility is secured by a first lien security interest in substantially all of the portfolio investments held by the Company. The Credit Facility includes customary covenants, including certain financial covenants related to asset coverage, shareholders’ equity and liquidity, certain limitations on the incurrence of additional indebtedness and liens, and other maintenance covenants, as well as usual and customary events of default for senior secured revolving credit facilities of this nature.

Although we believe that we and the SPV will remain in compliance, there are no assurances that we or the SPV will continue to comply with the covenants in the Credit Facility and SPV Credit Facility, as applicable. Failure to comply with these covenants could result in a default under the Credit Facility and/or the SPV Credit Facility that, if we or the SPV were unable to obtain a waiver from the applicable lenders, could result in the immediate acceleration of the amounts due under the Credit Facility and/or the SPV Credit Facility, and thereby have a material adverse impact on our business, financial condition and results of operations.

For more information on the SPV Credit Facility and the Credit Facility, see Note 6 to the consolidated financial statements in Part II, Item 8 of this Form 10-K.

The primary use of existing funds and any funds raised in the future is expected to be for investments in portfolio companies, repayment of indebtedness, cash distributions to our stockholders and for other general corporate purposes.

On June 26, 2015, we completed the 2015-1 Debt Securitization. The 2015-1 Notes were issued by Carlyle GMS Finance MM CLO 2015-1 LLC (the “2015-1 Issuer”), a wholly owned and consolidated subsidiary of us, and are secured by a diversified portfolio of the 2015-1 Issuer consisting primarily of first and second lien senior secured loans. The 2015-1 Debt Securitization was executed through a private placement of the 2015-1 Notes, consisting of $160 million of Aaa/AAA Class A-1A Notes, which bear interest at the three-month London Interbank Offered Rate (“LIBOR”) plus 1.85%; $40 million of Aaa/AAA Class A-1B Notes, which bear interest at the three-month LIBOR plus 1.75% for the first 24 months and the three-month LIBOR plus 2.05% thereafter; $27 million of Aaa/AAA Class A-1C Notes, which bear interest at 3.75%; and $46 million of Aa2 Class A-2 Notes which bear interest at the three-month LIBOR plus 2.70%. The 2015-1 Notes were issued at par and are scheduled to mature on July 15, 2027. We received 100% of the preferred interests (the “Preferred Interests”) issued by the 2015-1 Issuer on the closing date of the 2015-1 Debt Securitization in exchange for our contribution to the Issuer of the initial closing date loan portfolio. The Preferred Interests do not bear interest and had a nominal value of $125.9 million at closing. In connection with the contribution, we have made customary representations, warranties and covenants to the 2015-1 Issuer. The Class A-1A, Class A-1B and Class A-1C and Class A-2 Notes are included in the consolidated financial statements included in Part II, Item 8 of this Form 10-K. The Preferred Interests were eliminated in consolidation. For more information on the 2015-1 Notes, see Note 7 to the consolidated financial statements in Part II, Item 8 of this Form 10-K.

As of December 31, 2016 and 2015, we had $38,489 and $41,837, respectively, in cash and cash equivalents. The Facilities consisted of the following as of December 31, 2016 and 2015:

	December 31, 2016
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
SPV Credit Facility	$400,000	$252,885	$147,115	$5,988
Credit Facility	220,000	169,000	51,000	51,000

Total	$620,000	$421,885	$198,115	$56,988

	December 31, 2015
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
SPV Credit Facility	$400,000	$170,313	$229,687	$3,155
Credit Facility	150,000	64,000	86,000	86,000

Total	$550,000	$234,313	$315,687	$89,155

(1)	The unused portion is the amount upon which commitment fees are based.
(2)	Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.

The following were the carrying values (before debt issuance costs) and fair values of our 2015-1 Notes disclosed but not carried at fair value as of December 31, 2016 and 2015. No 2015-1 Notes were outstanding as of December 31, 2014:

	December 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Aaa/AAA Class A-1A Notes	$160,000	$160,072	$160,000	$157,200
Aaa/AAA Class A-1B Notes	40,000	39,960	40,000	39,700
Aaa/AAA Class A-1C Notes	27,000	26,951	27,000	26,823
Aa2 Class A-2 Notes	46,000	45,784	46,000	45,122

Total	$273,000	$272,767	$273,000	$268,845

Equity Activity

There were $48,018 and $44,818 of commitments made to us during the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016 and 2015, we had $1,222,358 and $1,174,340, respectively, in total capital commitments from stockholders, of which $421,698 and $559,214, respectively, was unfunded, and subject to call by the Company. As of December 31, 2016 and 2015, current directors had committed $765 in capital commitments to us.

Shares issued as of December 31, 2016 and 2015, were 41,702,318 and 31,524,083, respectively.

The following table summarizes activity in the number of shares of our common stock outstanding during the years ended December 31, 2016, 2015 and 2014:

	For the years ended December 31,
	2016	2015	2014
Shares outstanding, beginning of year	31,524,083	17,932,697	9,575,990
Common stock issued	10,162,898	13,584,508	8,354,987
Reinvestment of dividends	15,337	6,878	1,720

Shares outstanding, end of year	41,702,318	31,524,083	17,932,697

Contractual Obligations

A summary of our significant contractual payment obligations was as follows as of December 31, 2016 and 2015:

	SPV Credit Facility and Credit Facility		2015-1 Notes
Payment Due by Period	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Less than 1 Year	$—	$—	$—	$—
1-3 Years	—	—	—	—
3-5 Years	421,885	64,000	—	—
More than 5 Years	—	170,313	273,000	273,000

Total	$421,885	$234,313	$273,000	$273,000

As of December 31, 2016 and 2015, $252,885 and $170,313, respectively, of secured borrowings were outstanding under the SPV Credit Facility, $169,000 and $64,000, respectively, were outstanding under the Credit Facility, and $273,000 and $273,000, respectively, of 2015-1 Notes were outstanding. For the years ended December 31, 2016, 2015 and 2014, we incurred $16,462, $9,582 and $3,648, respectively, of interest expense and $1,253, $847 and $1,129, respectively, of unused commitment fees.

OFF BALANCE SHEET ARRANGEMENTS

In the ordinary course of our business, we enter into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in these consolidated financial statements as of December 31, 2016 and 2015, in Part II, Item 8 of this Form 10-K, for any such exposure.

We have in the past and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments.

We had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Principal Amount as of
	December 31, 2016	December 31, 2015
Unfunded delayed draw commitments	$35,704	$20,695
Unfunded revolving term loan commitments	24,063	3,906

Total unfunded commitments	$59,767	$24,601

Pursuant to an undertaking by us in connection with the 2015-1 Debt Securitization, we agreed to hold on an ongoing basis Preferred Interests with an aggregate dollar purchase price at least equal to 5% of the aggregate outstanding amount of all collateral obligations by the 2015-1 Issuer for so long as any securities of the 2015-1 Issuer remains outstanding. As of December 31, 2016 and 2015, we were in compliance with this undertaking.

As of December 31, 2016, in addition to the amounts in the table above, we had remaining commitments to fund, from time to time, capital to Credit Fund of up to $364,999. As of December 31, 2016, we had remaining commitments to fund, from time to time, mezzanine loans to Credit Fund of up to $37,617, of which $13,500 was available for borrowing based on the computation of collateral to support the borrowings.

DIVIDENDS AND DISTRIBUTIONS TO COMMON STOCKHOLDERS

We have adopted a dividend reinvestment plan that provides for reinvestment of any distributions on behalf of our stockholders, for those who have elected to participate in the plan. As a result of adopting such a plan, if the Board of Directors authorizes, and we declare a cash dividend or distribution, the stockholders who have elected to participate in the dividend reinvestment plan would have their cash dividends or distributions automatically reinvested in additional shares of our common stock, rather than receiving cash. Prior to a Qualified IPO, we intend to use primarily newly issued shares of its common stock to implement the plan issued at the net asset value per share most recently determined by the Board of Directors. After a Qualified IPO, we intend to use primarily newly issued shares to implement the plan so long as the market value per share is equal to or greater than the net asset value per share as of the close of business on the relevant payment date for such dividend or distribution. If the market value per share is less than the net asset value per share as of the close of business on the relevant payment date, the plan administrator would purchase the common stock on behalf of participants in the open market, unless we instruct the plan administrator otherwise.

The following table summarizes our dividends declared and payable since inception through March 21, 2017:

Date Declared	Record Date	Payment Date	Per Share Amount		Total Amount	Annualized Dividend Yield(1)
March 13, 2014	March 31, 2014	April 14, 2014	$0.19		$2,449	4.76%
June 26, 2014	June 30, 2014	July 14, 2014	$0.27		$3,481	5.52%
September 12, 2014	September 18, 2014	October 9, 2014	$0.44		$5,956	9.23%
December 19, 2014	December 29, 2014	January 26, 2015	$0.35		$6,276	8.17%
March 11, 2015	March 13, 2015	April 17, 2015	$0.37		$7,833	8.58%
June 24, 2015	June 30, 2015	July 22, 2015	$0.37		$9,902	9.03%
September 24, 2015	September 24, 2015	October 22, 2015	$0.42		$11,670	8.91%
December 29, 2015	December 29, 2015	January 22, 2016	$0.40		$12,610	8.97%
December 29, 2015	December 29, 2015	January 22, 2016	$0.18	(2)	$5,674	4.03%
March 10, 2016	March 14, 2016	April 22, 2016	$0.40		$13,337	9.26%
June 8, 2016	June 8, 2016	July 22, 2016	$0.40		$13,943	9.23%
September 28, 2016	September 28, 2016	October 24, 2016	$0.40		$15,917	9.37%
December 29, 2016	December 29, 2016	January 24, 2017	$0.41		$17,098	9.09%
December 29, 2016	December 29, 2016	January 24, 2017	$0.07	(2)	$2,919	1.55%
March 20, 2017	March 20, 2017	April 24, 2017(3)	$0.41		$17,100	9.07%

(1)	Annualized dividend yield is calculated by dividing the declared dividend by the weighted average of the net asset value at the beginning of the quarter and the capital called during the quarter and annualizing over 4 quarterly periods.
(2)	Represents a special dividend.
(3)	Payable on or about April 24, 2017.

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

Securities/instruments that are illiquid or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of the Investment Adviser or the Board of Directors, does not represent fair value shall each be valued as of the measurement date using all techniques appropriate under the circumstances and for which sufficient data is available. These valuation techniques may vary by investment and include comparable public market valuations, comparable precedent transaction valuations and/or discounted cash flow analyses. The process generally used to determine the applicable value is as follows: (i) the value of each portfolio company or investment is initially reviewed by the investment professionals responsible for such portfolio company or investment and, for non-traded investments, a standardized template designed to approximate fair market value based on observable market inputs, updated credit statistics and unobservable inputs is used to determine a preliminary value, which is also reviewed alongside consensus pricing, where available; (ii) preliminary valuation conclusions are documented and reviewed by a valuation committee comprised of members of senior management; (iii) the Board of Directors engages a third-party valuation firm to provide positive assurance on portions of the Middle Market Senior Loans and equity investments portfolio each quarter (such that each non-traded investment other than Credit Fund is reviewed by a third-party valuation firm at least once on a rolling twelve month basis) including a review of management’s preliminary valuation and conclusion on fair value; (iv) the Audit Committee of the Board of Directors (the “Audit Committee”) reviews the assessments of the Investment Adviser and the third-party valuation firm and provides the Board of Directors with any recommendations with respect to changes to the fair value of each investment in the portfolio; and (v) the Board of Directors discusses the valuation recommendations of the Audit Committee and determines the fair value of each investment in the portfolio in good faith based on the input of the Investment Adviser and, where applicable, the third-party valuation firm.

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

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of December 31, 2016 and 2015.

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

Investments measured and reported at fair value are classified and disclosed based on the observability of inputs used in determination of fair values, as follows:

•	Level 1—inputs to the valuation methodology are quoted prices available in active markets for identical investments as of the reporting date. The types of financial instruments included in Level 1 generally include unrestricted securities, including equities and derivatives, listed in active markets. The Company does not adjust the quoted price for these investments, even in situations where the Company holds a large position and a sale could reasonably impact the quoted price.

•	Level 2—inputs to the valuation methodology are either directly or indirectly observable as of the reporting date and are those other than quoted prices in active markets. The type of financial instruments in this category generally includes less liquid and restricted securities listed in active markets, securities traded in other than active markets, government and agency securities, and certain over-the-counter derivatives where the fair value is based on observable inputs.

•	Level 3—inputs to the valuation methodology are unobservable and significant to overall fair value measurement. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments that are included in this category generally include investments in privately-held entities, collateralized loan obligations, and certain over-the-counter derivatives where the fair value is based on unobservable inputs.

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

The Company generally uses the following framework when determining the fair value of investments that are categorized as Level 3:

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

Investments in Credit Fund’s subordinated loan and member’s interest are valued using the net asset value of the Company’s ownership interest in the funds and investments in Credit Fund’s mezzanine loans are valued using discounted cash flow analysis with expected repayment rate of principal and interest.

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

The carrying values of the secured borrowings and 2015-1 Notes approximate their respective fair values and are categorized as Level 3 within the hierarchy. Secured borrowings are valued generally using discounted cash flow analysis. The significant unobservable inputs used in the fair value measurement of the Company’s secured borrowings are discount rates. Significant increases in discount rates would result in a significantly lower fair value measurement. The fair value determination of the Company’s 2015-1 Notes was based on the market quotation(s) received from broker/dealer(s). These fair value measurements were based on significant inputs not observable and thus represent Level 3 measurements as defined in the accounting guidance for fair value measurement.

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

Other Income

Other income may include income such as consent, waiver, amendment, syndication and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive fees for guaranteeing the outstanding debt of a portfolio company. Such fees are amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in other assets in the Consolidated Statements of Assets and Liabilities included in Part II, Item 8 of this Form 10-K.

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

Income Taxes

For federal income tax purposes, the Company has elected to be treated as a RIC under the Code, and intends to make the required distributions to its stockholders as specified therein. In order to qualify as a RIC, the Company must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then the Company is generally required to pay income taxes only on the portion of its taxable income and gains it does not distribute.

The minimum distribution requirements applicable to RICs require the Company to distribute to its stockholders at least 90% of its investment company taxable income (“ICTI”), as defined by the Code, each year. Depending on the level of ICTI earned in a tax year, the Company may choose to carry forward ICTI in excess of current year distributions into the next tax year. Any such carryover ICTI must be distributed before the end of that next tax year through a dividend declared prior to filing the final tax return related to the year which generated such ICTI.

In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. the Company intends to make sufficient distributions each taxable year to satisfy the excise distribution requirements.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely than not” to be sustained by the applicable tax authority. All penalties and interest associated with income taxes, if any, are included in income tax expense.

The SPV and the 2015-1 Issuer are disregarded entities for tax purposes and are consolidated with the tax return of the Company.

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

The Company has adopted a dividend reinvestment plan that provides for reinvestment of any distributions on behalf of its stockholders, for those who have elected to participate in the plan. As a result of adopting such a plan, if the Board of Directors authorizes, and the Company declares a cash dividend or distribution, the stockholders who have elected to participate in the dividend reinvestment plan would have their cash dividends or distributions automatically reinvested in additional shares of the Company’s common stock, rather than receiving cash. Prior to a Qualified IPO, the Company intends to use primarily newly issued shares of its common stock to implement the plan issued at the net asset value per share most recently determined by the Board of Directors. After a Qualified IPO, the Company intends to use primarily newly issued shares to implement the plan so long as the market value per share is equal to or greater than the net asset value per share as of the close of business on the relevant payment date for such dividend or distribution. If the market value per share is less than the net asset value per share as of the close of business on the relevant payment date, the plan administrator would purchase the common stock on behalf of participants in the open market, unless the Company instructs the plan administrator otherwise.

RELATED PARTY TRANSACTIONS

Investment Advisory Agreement

On April 3, 2013, the Company’s Board of Directors, including a majority of the Independent Directors, approved the Investment Advisory Agreement between the Company and the Investment Adviser in accordance with, and on the basis of an evaluation satisfactory to such directors as required by, Section 15(c) of the Investment Company Act. The initial term of the Investment Advisory Agreement is two years from April 3, 2013 and, unless terminated earlier, the Investment Advisory Agreement will renew automatically for successive annual periods, provided that such continuance is specifically approved at least annually by the vote of the Board of Directors and by the vote of a majority of the Independent Directors. On March 20, 2017, the Company’s Board of Directors, including a majority of the Independent Directors, approved the continuance of the Advisory Agreement for a one year period. The Investment Advisory Agreement will automatically terminate in the event of an assignment and may be terminated by either party without penalty upon at least 60 days’ written notice to the other party. Subject to the overall supervision of the Board of Directors, the Investment Adviser provides investment advisory services to the Company. For providing these services, the Investment Adviser receives fees from the Company consisting of two components—a base management fee and an incentive fee.

Prior to a Qualified IPO, the base management fees are calculated and payable quarterly in arrears at an annual rate of 1.50% of the average daily gross assets of the Company for the period adjusted for share issuances or repurchases, excluding any cash and cash equivalents and including assets acquired through the incurrence of debt from use of the SPV Credit Facility, Credit Facility and 2015-1 Notes (see Note 6, Borrowings, and Note 7, 2015-1 Notes, in Part II, Item 8 of this Form 10-K). For purposes of this calculation, cash and cash equivalents include any temporary investments in cash-equivalents, U.S. government securities and other high quality investment grade debt investments that mature in 12 months or less from the date of investment. Base management fees for any partial quarter are prorated. As such, base management fees for the year ended December 31, 2013 were calculated commencing after May 8, 2013, the date the Company first called capital from investors. The Investment Adviser waived its right to receive one-third (0.50%) of the base management fees prior to a Qualified IPO. The fee waiver will terminate if and when a Qualified IPO has been consummated. Any waived base management fees are not subject to recoupment by the Investment Adviser.

The incentive fee has two parts. The first part is calculated and payable quarterly in arrears based on the pre-incentive fee net investment income for the immediately preceding calendar quarter. The second part is determined and payable in arrears based on capital gains as of the end of each calendar year.

Pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the operating expenses accrued for the quarter (including the base management fee, expenses payable under the administration agreement, and any interest expense or fees on any credit facilities or outstanding debt and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income does not include, in the case of investments with a deferred interest feature (such as OID, debt instruments with pay-in-kind interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

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

The initial term of the Administration Agreement is two years from April 3, 2013 and, unless terminated earlier, the Administration Agreement will renew automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (i) the vote of the Board of Directors or by a majority vote of the outstanding voting securities of the Company and (ii) the vote of a majority of the Company’s Independent Directors. On March 20, 2017, the Company’s Board of Directors, including a majority of the Independent Directors, approved the continuance of the Administration Agreement for a one year period. The Administration Agreement may not be assigned by a party without the consent of the other party and may be terminated by either party without penalty upon at least 60 days’ written notice to the other party.

Sub-Administration Agreements

On April 3, 2013, the Administrator entered into the Carlyle Sub-Administration Agreements with Carlyle Employee Co. and CELF. Pursuant to the Carlyle Sub-Administration Agreements, Carlyle Employee Co. and CELF provide the Administrator with access to personnel.

On April 3, 2013, the Administrator entered into the State Street Sub-Administration Agreement with State Street. On March 20, 2017, the Company’s Board of Directors, including a majority of the Independent Directors, approved an amendment to the State Street Sub-Administration Agreement. The initial term of the State Street Sub-Administration Agreement ends on April 1, 2017 and, unless terminated earlier, the State Street Sub-Administration Agreement will renew automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (i) the vote of the Board of Directors or by the vote of a majority of the outstanding voting securities of the Company and (ii) the vote of a majority of the Company’s Independent Directors. The State Street Sub-Administration Agreement may be terminated upon at least 60 days’ written notice and without penalty by the vote of a majority of the outstanding securities of the Company, or by the vote of the Board of Directors or by either party to the State Street Sub-Administration Agreement.

Placement Fees

On April 3, 2013, the Company entered into a placement fee arrangement with TCG Securities, L.L.C. (“TCG”), a licensed broker-dealer and an affiliate of the Investment Adviser, which may require certain stockholders to pay a placement fee to TCG for TCG’s services.

Board of Directors

The Company’s Board of Directors currently consists of five members, three of whom are Independent Directors. On April 3, 2013, the Board of Directors also established an Audit Committee consisting of its Independent Directors, and may establish additional committees in the future.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in the valuations of our investment portfolio and interest rates.

Valuation Risk

Our investments may not have a readily available market price, and we value these investments at fair value as determined in good faith by our Board of Directors in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and it is possible that the difference could be material.

Interest Rate Risk

As of December 31, 2016, on a fair value basis, approximately 1% of our debt investments bear interest at a fixed rate and approximately 99% of our debt investments bear interest at a floating rate, which primarily are subject to interest rate floors. Interest rates on the investments held within our portfolio of investments are typically based on floating LIBOR, with many of these investments also having a LIBOR floor. Additionally, our Facilities are also subject to floating interest rates and are currently paid based on floating LIBOR rates.

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our income in the future.

The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. Interest income is calculated as revenue from interest generated from our settled portfolio of investments held as of December 31, 2016 and 2015, excluding structured finance obligations and Credit Fund. These hypothetical calculations are based on a model of the settled investments in our portfolio, excluding structured finance obligations and Credit Fund, held as of December 31, 2016 and 2015, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. Interest expense is calculated based on outstanding secured borrowings and 2015-1 Notes as of December 31, 2016 and 2015 and based on the terms of our Facilities and 2015-1 Notes. Interest expense on our Facilities and 2015-1 Notes is calculated using the interest rate as of December 31, 2016 and 2015, adjusted for the hypothetical changes in rates, as shown below. We intend to continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may impact significantly our net interest income.

We regularly measure exposure to interest rate risk. We assess interest rate risk and manage interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

Based on our Consolidated Statements of Assets and Liabilities as of December 31, 2016 and 2015, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled investments (considering interest rate floors for variable rate instruments), excluding structured finance obligations and Credit Fund, and outstanding secured borrowings and 2015-1 Notes assuming no changes in our investment and borrowing structure:

	As of December 31, 2016			As of December 31, 2015
Basis Point Change	Interest Income	Interest Expense	Net Investment Income	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$40,324	$(20,037)	$20,287	$26,335	$(14,409)	$11,926
Up 200 basis points	$26,848	$(13,358)	$13,490	$16,271	$(9,606)	$6,665
Up 100 basis points	$13,372	$(6,679)	$6,693	$6,207	$(4,803)	$1,404
Down 100 basis points	$(132)	$6,282	$6,150	$—	$2,826	$2,826
Down 200 basis points	$(132)	$6,282	$6,150	$—	$2,826	$2,826
Down 300 basis points	$(132)	$6,282	$6,150	$—	$2,826	$2,826

Item 8. Financial Statements and Supplementary Data

TCG BDC, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

TCG BDC, Inc.

We have audited the accompanying consolidated statements of assets and liabilities of TCG BDC, Inc. (the “Company”), including the consolidated schedules of investments, as of December 31, 2016 and 2015, and the related consolidated statements of operations, cash flows and changes in net assets for the years ended December 31, 2016, 2015 and 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our December 31, 2016 audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America. We conducted our December 31, 2015 and 2014 audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2016 by correspondence with the custodian and debt agents. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TCG BDC, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations, its cash flows, and the changes in its net assets for the years ended December 31, 2016, 2015 and 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

New York, NY

March 21, 2017

TCG BDC, INC.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(dollar amounts in thousands, except per share data)

	December 31, 2016	December 31, 2015
ASSETS
Investments, at fair value
Investments—non-controlled/non-affiliated, at fair value (amortized cost of $1,332,596 and $1,079,720, respectively)	$1,323,102	$1,052,666
Investments—controlled/affiliated, at fair value (amortized cost of $97,385 and $0, respectively)	99,657	—

Total investments, at fair value (amortized cost of $1,429,981 and $1,079,720, respectively)	1,422,759	1,052,666
Cash and cash equivalents	38,489	41,837
Receivable for investment sold	19,750	1,987
Deferred financing costs	3,308	3,877
Interest receivable non-controlled/non-affiliated investments	3,407	3,279
Interest and dividend receivable from controlled/affiliated investments	2,400	—
Prepaid expenses and other assets	42	386

Total assets	$1,490,155	$1,104,032

LIABILITIES
Secured borrowings (Note 6)	$421,885	$234,313
2015-1 Notes payable, net of unamortized debt issuance costs of $2,151 and $2,356, respectively (Note 7)	270,849	270,644
Due to Investment Adviser	215	189
Interest and credit facility fees payable (Notes 6 and 7)	3,599	2,577
Dividend payable (Note 9)	20,018	18,284
Base management and incentive fees payable (Note 4)	8,157	5,277
Administrative service fees payable (Note 4)	137	97
Other accrued expenses and liabilities	1,158	925

Total liabilities	726,018	532,306

Commitments and contingencies (Notes 8 and 11)
NET ASSETS
Common stock, $0.01 par value; 200,000,000 shares authorized; 41,702,318 shares and 31,524,083 shares, respectively, issued and outstanding	417	315
Paid-in capital in excess of par value	799,580	613,944
Offering costs	(74)	(74)
Accumulated net investment income (loss), net of cumulative dividends of $129,065 and $65,851, respectively	(3,207)	(12,994)
Accumulated net realized gain (loss)	(25,357)	(2,411)
Accumulated net unrealized appreciation (depreciation)	(7,222)	(27,054)

Total net assets	$764,137	$571,726

NET ASSETS PER SHARE	$18.32	$18.14

The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollar amounts in thousands, except per share data)

	For the years ended December 31,
	2016	2015	2014
Investment income:
Interest income from non-controlled/non-affiliated investments	$101,196	$68,356	$32,740
Other income from non-controlled/non-affiliated investments	6,635	834	244
Interest income from controlled/affiliated investments	1,465	—	—
Dividend income from controlled/affiliated investments	1,675	—	—

Total investment income	110,971	69,190	32,984

Expenses:
Base management fees (Note 4)	18,539	13,361	6,559
Incentive fees (Note 4)	14,905	8,881	3,578
Professional fees	2,103	1,845	2,169
Administrative service fees (Note 4)	703	595	626
Interest expense (Notes 6 and 7)	16,462	9,582	3,648
Credit facility fees (Note 6)	2,573	1,898	3,052
Directors’ fees and expenses	553	419	395
Other general and administrative	1,692	1,539	883

Total expenses	57,530	38,120	20,910
Waiver of base management fees (Note 4)	6,180	4,454	2,186

Net expenses	51,350	33,666	18,724

Net investment income (loss)	59,621	35,524	14,260
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments:
Net realized gain (loss) on investments—non-controlled/non-affiliated	(9,644)	1,164	72
Net change in unrealized appreciation (depreciation) on investments—non-controlled/non-affiliated	17,560	(18,015)	(8,718)
Net change in unrealized appreciation (depreciation) on investments—controlled/affiliated	2,272	—	—

Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	10,188	(16,851)	(8,646)

Net increase (decrease) in net assets resulting from operations	$69,809	$18,673	$5,614

Basic and diluted earnings per common share (Note 9)	$1.93	$0.75	$0.43

Weighted-average shares of common stock outstanding—Basic and Diluted (Note 9)	36,152,390	24,830,200	13,091,544

Dividends declared per common share (Note 9)	$1.68	$1.74	$1.25

The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(dollar amounts in thousands)

	For the years ended December 31,
	2016	2015	2014
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$59,621	$35,524	$14,260
Net realized gain (loss) on investments	(9,644)	1,164	72
Net change in unrealized appreciation (depreciation) on investments	19,832	(18,015)	(8,718)

Net increase (decrease) in net assets resulting from operations	69,809	18,673	5,614

Capital transactions:
Common stock issued	185,537	262,354	164,769
Reinvestment of dividends	279	131	34
Dividends declared (Note 12)	(63,214)	(47,689)	(18,162)

Net increase (decrease) in net assets resulting from capital share transactions	122,602	214,796	146,641

Net increase (decrease) in net assets	192,411	233,469	152,255

Net assets at beginning of year	571,726	338,257	186,002

Net assets at end of year	$764,137	$571,726	$338,257

The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollar amounts in thousands)

	For the years ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$69,809	$18,673	$5,614
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	1,417	1,051	1,820
Net accretion of discount on investments	(5,605)	(3,035)	(1,108)
Net realized (gain) loss on investments	9,644	(1,164)	(72)
Net change in unrealized (appreciation) depreciation on investments	(19,832)	18,015	8,718
Cost of investments purchased and change in payable for investments purchased	(755,654)	(653,154)	(565,432)
Proceeds from sales and repayments of investments and change in receivable for investments sold	383,591	228,004	121,229
Changes in operating assets:
Interest receivable	(1,203)	1,233	(2,828)
Dividend receivable	(1,325)	—	—
Prepaid expenses and other assets	344	(229)	(117)
Changes in operating liabilities:
Due to Investment Adviser	26	148	25
Interest and credit facility fees payable	1,022	1,384	643
Base management and incentive fees payable	2,880	(1,042)	5,694
Administrative service fees payable	40	6	(40)
Other accrued expenses and liabilities	233	165	91

Net cash provided by (used in) operating activities	(314,613)	(389,945)	(425,763)

Cash flows from financing activities:
Proceeds from issuance of common stock	185,537	262,354	164,769
Borrowings on SPV Credit Facility and Credit Facility	566,351	402,200	420,023
Repayments of SPV Credit Facility and Credit Facility	(378,779)	(476,328)	(178,404)
Proceeds from issuance of 2015-1 Notes	—	273,000	—
Debt issuance costs paid	(643)	(2,648)	(2,029)
Dividends paid in cash	(61,201)	(35,550)	(11,852)

Net cash provided by (used in) financing activities	311,265	423,028	392,507

Net increase (decrease) in cash and cash equivalents	(3,348)	33,083	(33,256)
Cash and cash equivalents, beginning of year	41,837	8,754	42,010

Cash and cash equivalents, end of year	$38,489	$41,837	$8,754

Supplemental disclosures:
Offering expenses and debt issuance costs due	$—	$1	$—
Interest paid during the year	$15,267	$8,083	$2,882
Dividends declared during the year	$63,214	$47,689	$18,162
Reinvestment of dividends	$279	$131	$34

The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2016

(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)	Industry	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
First Lien Debt (80.09%)
Access CIG, LLC (2)(3)(4)(13)	Business Services	L + 5.00% (1.00% Floor)	10/17/2021	$18,335	$18,222	$18,335	2.40%
Advanced Instruments, LLC (2)(3)(4)(5)(13)(15)	Healthcare & Pharmaceuticals	L + 5.25% (1.00% Floor)	10/31/2022	22,500	22,019	22,252	2.91
AF Borrower LLC (Accuvant) (2)(3)(4)	High Tech Industries	L + 5.25% (1.00% Floor)	1/28/2022	16,113	15,923	16,113	2.11
Alpha Packaging Holdings, Inc. (2)(3)(4)(13)	Containers, Packaging & Glass	L + 4.25% (1.00% Floor)	5/12/2020	11,322	11,313	11,322	1.48
Anaren, Inc. (2)(3)(4)(13)	Telecommunications	L + 4.50% (1.00% Floor)	2/18/2021	10,869	10,800	10,869	1.42
Audax AAMP Holdings, Inc. (2)(3)(4)(13)	Durable Consumer Goods	L + 6.00% (1.00% Floor)	6/24/2017	10,424	10,400	10,348	1.35
BAART Programs, Inc. (2)(4)(16)	Healthcare & Pharmaceuticals	L + 7.75% (0.00% Floor)	10/9/2021	7,406	7,355	7,534	0.99
Brooks Equipment Company, LLC (2)(3)(4)(13)	Construction & Building	L + 5.00% (1.00% Floor)	8/29/2020	6,694	6,657	6,683	0.87
Capstone Logistics Acquisition, Inc. (2)(3)(4)(13)	Transportation: Cargo	L + 4.50% (1.00% Floor)	10/7/2021	19,478	19,337	19,212	2.51
Captive Resources Midco, LLC (2)(3)(4)(13)(15)	Banking, Finance, Insurance & Real Estate	L + 5.75% (1.00% Floor)	6/30/2020	29,050	28,683	29,009	3.80
Central Security Group, Inc. (2)(3)(4)(13)(16)	Consumer Services	L + 5.63% (1.00% Floor)	10/6/2020	28,658	28,300	28,557	3.74
CIP Revolution Holdings, LLC (2)(3)(5)(15)	Media: Advertising, Printing & Publishing	L + 6.00% (1.00% Floor)	8/19/2021	16,500	16,325	16,585	2.17
Colony Hardware Corporation (2)(3)(4)(13)	Construction & Building	L + 6.00% (1.00% Floor)	10/23/2021	17,038	16,806	17,038	2.23
Datapipe, Inc. (2)(3)(13)(16)	Telecommunications	L + 4.75% (1.00% Floor)	3/15/2019	9,750	9,666	9,764	1.28
Dent Wizard International Corporation (2)(3)(4)(13)(16)	Automotive	L + 4.75% (1.00% Floor)	4/7/2020	7,216	7,190	7,216	0.94
Derm Growth Partners III, LLC (Dermatology Associates) (2)(3)(4)(5)(13)(15)	Healthcare & Pharmaceuticals	L + 6.50% (1.00% Floor)	5/31/2022	32,929	32,393	32,958	4.31
Dimensional Dental Management, LLC (2)(3)(5)(12)(15)	Healthcare & Pharmaceuticals	L + 7.00% (1.00% Floor)	2/12/2021	18,000	17,601	17,811	2.33
Dimora Brands, Inc. (fka TK USA Enterprises, Inc.) (2)(3)(5)(15)	Construction & Building	L + 4.50% (1.00% Floor)	4/4/2022	—	(60)	(30)	0.00
Direct Travel, Inc. (2)(3)(4)(5)(13)(15)	Hotel, Gaming & Leisure	L + 6.50% (1.00% Floor)	12/1/2021	12,842	12,420	12,712	1.66
EIP Merger Sub, LLC (Evolve IP) (2)(3)(5)(12)	Telecommunications	L + 6.25% (1.00% Floor)	6/7/2021	23,750	23,098	23,242	3.04
Emerging Markets Communications, LLC (2)(3)(4)(8)(13)	Telecommunications	L + 5.75% (1.00% Floor)	7/1/2021	17,730	16,299	17,730	2.32
EP Minerals, LLC (2)(3)(4)(13)	Metals & Mining	L + 4.50% (1.00% Floor)	8/20/2020	10,264	10,232	10,259	1.34
FCX Holdings Corp. (2)(3)(4)(13)(16)	Capital Equipment	L + 4.50% (1.00% Floor)	8/4/2020	9,856	9,852	9,856	1.29
Genex Holdings, Inc. (2)(3)(13)(16)	Banking, Finance, Insurance & Real Estate	L + 4.25% (1.00% Floor)	5/30/2021	4,200	4,187	4,196	0.55
Global Software, LLC (2)(3)(4)(13)(16)	High Tech Industries	L + 5.50% (1.00% Floor)	5/2/2022	16,163	15,880	16,163	2.12
Green Energy Partners/Stonewall LLC (2)(3)(5)(13)	Energy: Electricity	L + 5.50% (1.00% Floor)	11/13/2021	16,600	16,475	16,598	2.17
Green Plains II LLC (2)(3)(4)(5)(13)(15)	Beverage, Food & Tobacco	L + 7.00% (1.00% Floor)	10/03/2022	15,205	15,059	15,379	2.01
Hummel Station LLC (2)(3)(5)(13)(16)	Energy: Electricity	L + 6.00% (1.00% Floor)	10/27/2022	21,000	20,308	20,160	2.64
Imagine! Print Solutions, LLC (2)(3)(4)(13)	Media: Advertising, Printing & Publishing	L + 6.00% (1.00% Floor)	3/30/2022	18,461	18,213	18,603	2.43

TCG BDC, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of December 31, 2016

(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)	Industry	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
First Lien Debt (80.09%) (continued)
Imperial Bag & Paper Co. LLC (2)(3)(4)(13)(16)	Forest Products & Paper	L + 6.00% (1.00% Floor)	1/7/2022	$24,074	$23,752	$23,924	3.13%
Indra Holdings Corp. (Totes Isotoner) (2)(3)(5)(13)	Non-durable Consumer Goods	L + 4.25% (1.00% Floor)	5/1/2021	14,224	14,130	10,553	1.38
International Medical Group, Inc. (2)(3)(5)(12)	Banking, Finance, Insurance & Real Estate	L + 6.50% (1.00% Floor)	10/30/2020	30,000	29,505	30,237	3.96
Jackson Hewitt Inc. (2)(3)(4)(13)	Retail	L + 7.00% (1.00% Floor)	7/30/2020	8,758	8,625	8,320	1.09
Metrogistics LLC (2)(3)(4)(5)(13)	Transportation: Cargo	L + 6.50% (1.00% Floor)	9/30/2022	15,200	14,986	15,094	1.98
MSX International, Inc. (2)(3)(4)(13)	Automotive	L + 5.00% (1.00% Floor)	8/21/2020	8,940	8,882	8,940	1.17
National Technical Systems, Inc. (2)(3)(4)(13)(15)	Aerospace & Defense	L + 6.25% (1.00% Floor)	6/12/2021	25,123	24,854	23,927	3.13
NES Global Talent Finance US LLC (United Kingdom) (2)(3)(4)(8)(13)	Energy: Oil & Gas	L + 5.50% (1.00% Floor)	10/3/2019	11,250	11,132	10,911	1.43
OnCourse Learning Corporation (2)(3)(4)(5)(13)(15)(16)	Consumer Services	L + 6.50% (1.00% Floor)	9/12/2021	26,141	25,770	26,220	3.43
Paradigm Acquisition Corp. (2)(3)(4)(13)	Business Services	L + 5.00% (1.00% Floor)	6/2/2022	23,246	22,963	23,223	3.04
Pelican Products, Inc. (2)(3)(4)(13)	Containers, Packaging & Glass	L + 4.25% (1.00% Floor)	4/11/2020	7,643	7,654	7,593	0.99
Plano Molding Company, LLC (2)(3)(4)(5)(13)	Hotel, Gaming & Leisure	L + 7.00% (1.00% Floor)	5/12/2021	18,163	18,030	17,302	2.26
PPT Management Holdings, LLC (2)(3)(5)	Healthcare & Pharmaceuticals	L + 6.00% (1.00% Floor)	12/16/2022	22,500	22,288	22,426	2.93
Premier Senior Marketing, LLC (2)(3)(5)(16)	Banking, Finance, Insurance & Real Estate	L + 5.00% (1.00% Floor)	7/1/2022	3,741	3,690	3,741	0.49
Product Quest Manufacturing, LLC (2)(3)(4)(5)(12)	Containers, Packaging & Glass	L + 5.75% (1.00% Floor)	9/9/2020	28,000	27,565	25,838	3.38
Prowler Acquisition Corp. (Pipeline Supply and Service, LLC) (2)(3)(4)	Wholesale	L + 4.50% (1.00% Floor)	1/28/2020	10,798	10,739	8,101	1.06
PSC Industrial Holdings Corp (2)(3)(4)(13)	Environmental Industries	L + 4.75% (1.00% Floor)	12/5/2020	11,760	11,679	11,290	1.48
PSI Services LLC (2)(3)(4)(5)(12)(16)	Business Services	L + 6.75% (1.00% Floor)	2/27/2021	32,705	32,022	34,784	4.56
PT Intermediate Holdings III, LLC (Parts Town) (2)(3)(4)(5)(13)(15)	Wholesale	L + 6.50% (1.00% Floor)	6/23/2022	17,417	17,215	17,563	2.30
QW Holding Corporation (Quala) (2)(3)(4)(5)(13)	Environmental Industries	L + 6.75% (1.00% Floor)	8/31/2022	29,925	29,084	30,009	3.93
Reliant Pro Rehab, LLC (2)(3)(5)(12)	Healthcare & Pharmaceuticals	L + 10.00% (1.00% Floor)	12/29/2017	22,331	22,024	22,331	2.92
SolAero Technologies Corp. (2)(3)(4)(5)	Telecommunications	L + 5.25% (1.00% Floor)	12/10/2020	19,677	19,541	18,901	2.47
Superior Health Linens, LLC (2)(3)(4)(5)(13)(15)	Business Services	L + 6.50% (1.00% Floor)	9/30/2021	19,206	18,891	19,068	2.50
T2 Systems, Inc. (2)(3)(4)(5)(13)(15)(16)	Transportation: Consumer	L + 6.75% (1.00% Floor)	9/28/2022	22,950	22,333	23,208	3.04
T2 Systems Canada, Inc. (2)(3)(5)(16)	Transportation: Consumer	L + 6.75% (1.00% Floor)	9/28/2022	4,050	3,952	4,090	0.54

TCG BDC, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of December 31, 2016

(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)	Industry	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
First Lien Debt (80.09%) (continued)
Teaching Strategies, LLC (2)(3)(4)(13)	Media: Advertising, Printing & Publishing	L + 5.50% (0.50% Floor)	10/1/2019	$13,369	$13,333	$13,369	1.75%
The Hilb Group, LLC (2)(3)(5)(12)(15)	Banking, Finance, Insurance & Real Estate	L + 6.50% (1.00% Floor)	6/24/2021	29,682	29,113	29,826	3.90
The SI Organization, Inc. (2)(3)(4)(13)	Aerospace & Defense	L + 4.75% (1.00% Floor)	11/23/2019	8,574	8,527	8,676	1.15
The Topps Company, Inc. (2)(3)(4)(13)	Non-durable Consumer Goods	L + 6.00% (1.25% Floor)	10/2/2020	18,707	18,629	18,795	2.46
TruckPro, LLC (2)(3)(4)(13)(16)	Automotive	L + 5.00% (1.00% Floor)	8/6/2018	9,292	9,267	9,262	1.21
Tweddle Group, Inc. (2)(3)(4)(13)	Media: Advertising, Printing & Publishing	L + 6.00% (1.00% Floor)	10/24/2022	16,200	15,885	16,114	2.11
TwentyEighty, Inc. (fka Miller Heiman, Inc.) (2)(3)(5)(10)(13)	Business Services	L + 6.00% (1.00% Floor)	9/30/2019	18,719	18,571	7,628	1.00
U.S. Farathane, LLC (2)(3)(4)(13)	Automotive	L + 4.75% (1.00% Floor)	12/23/2021	1,925	1,895	1,925	0.25
U.S. TelePacific Holdings Corp. (2)(3)(5)	Telecommunications	L + 8.50% (1.00% Floor)	2/24/2021	30,000	29,149	29,853	3.91
Vetcor Professional Practices, LLC (2)(3)(4)(5)(13)(15)	Consumer Services	L + 6.25% (1.00% Floor)	4/20/2021	25,001	24,623	25,164	3.29
Violin Finco S.A.R.L. (Alexander Mann Solutions) (United Kingdom) (2)(3)(4)(8)(13)	Business Services	L + 4.75% (1.00% Floor)	12/20/2019	10,065	10,012	10,058	1.32
Vistage Worldwide, Inc. (2)(3)(4)(13)(16)	Business Services	L + 5.50% (1.00% Floor)	8/19/2021	28,757	28,524	28,688	3.75
Vitera Healthcare Solutions, LLC (2)(3)(4)(13)	Healthcare & Pharmaceuticals	L + 5.00% (1.00% Floor)	11/4/2020	9,104	9,050	9,078	1.19
Winchester Electronics Corporation (2)(3)(4)(5)(13)(15)	Capital Equipment	L + 6.50% (1.00% Floor)	6/30/2022	27,367	26,959	27,460	3.59
Zest Holdings, LLC (2)(3)(4)(13)	Durable Consumer Goods	L + 4.75% (1.00% Floor)	8/16/2020	9,530	9,530	9,584	1.25

First Lien Debt Total					$1,145,326	$1,139,548	149.13%

Second Lien Debt (12.08%)
AF Borrower LLC (Accuvant) (2)(3)(5)	High Tech Industries	L + 9.00% (1.00% Floor)	1/30/2023	$8,000	$7,934	$8,000	1.05%
AIM Group USA Inc. (2)(3)(5)(13)	Aerospace & Defense	L + 9.00% (1.00% Floor)	8/2/2022	23,000	22,701	23,196	3.04
AmeriLife Group, LLC (2)(3)(5)	Banking, Finance, Insurance &Real Estate	L + 8.75% (1.00% Floor)	1/10/2023	20,000	19,656	19,208	2.51
Argon Medical Devices, Inc. (2)(3)(4)(5)	Healthcare & Pharmaceuticals	L + 9.50% (1.00% Floor)	6/23/2022	24,000	23,363	24,233	3.17
Berlin Packaging L.L.C. (2)(3)(5)(13)	Containers, Packaging & Glass	L + 6.75% (1.00% Floor)	10/1/2022	2,927	2,910	2,953	0.39
Charter NEX US Holdings, Inc. (2)(3)(5)(13)	Chemicals, Plastics & Rubber	L + 8.25% (1.00% Floor)	2/5/2023	7,394	7,303	7,468	0.98
Confie Seguros Holding II Co. (2)(3)(5)(16)	Banking, Finance, Insurance & Real Estate	L + 9.00% (1.25% Floor)	5/8/2019	12,000	11,921	11,918	1.56
Drew Marine Group Inc. (2)(3)(4)(5)(13)	Chemicals, Plastics & Rubber	L + 7.00% (1.00% Floor)	5/19/2021	12,500	12,481	12,333	1.61

TCG BDC, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of December 31, 2016

(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)	Industry	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
Second Lien Debt (12.08%) (continued)
Genex Holdings, Inc. (2)(3)(5)	Banking, Finance, Insurance & Real Estate	L + 7.75% (1.00% Floor)	5/30/2022	$7,990	$7,915	$7,978	1.04%
Institutional Shareholder Services Inc. (2)(3)(5)(13)	Banking, Finance, Insurance & Real Estate	L + 8.50% (1.00% Floor)	4/29/2022	12,500	12,408	12,359	1.62
Jazz Acquisition, Inc. (Wencor) (2)(3)(5)(13)	Aerospace & Defense	L + 6.75% (1.00% Floor)	6/19/2022	6,700	6,677	5,572	0.73
MRI Software, LLC (2)(3)(5)	Software	L + 8.00% (1.00% Floor)	6/23/2022	11,250	11,110	11,265	1.47
Power Stop, LLC (5)(9)	Automotive	11.00%	5/29/2022	10,000	9,831	9,863	1.29
Prowler Acquisition Corp. (Pipeline Supply and Service, LLC) (2)(3)(5)	Wholesale	L + 8.50% (1.00% Floor)	7/28/2020	3,000	2,960	1,682	0.22
Vitera Healthcare Solutions, LLC (2)(3)(4)	Healthcare & Pharmaceuticals	L + 8.25% (1.00% Floor)	11/4/2021	2,000	1,979	1,945	0.26
Watchfire Enterprises, Inc. (2)(3)(5)(13)	Media: Advertising, Printing & Publishing	L + 8.00% (1.00% Floor)	10/2/2021	7,000	6,932	6,976	0.91
Zywave, Inc. (2)(3)(5)	High Tech Industries	L + 9.00% (1.00% Floor)	11/17/2023	4,950	4,879	4,915	0.64

Second Lien Debt Total					$172,960	$171,864	22.49%

Investments—non-controlled/non-affiliated (1)	Industry	Maturity Date	Par Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
Structured Finance Obligations (0.37%) (5)(8)(11)
1776 CLO I, Ltd., Subordinated Notes	Structured Finance	5/8/2020	$11,750	$6,739	$2,761	0.36%
Clydesdale CLO 2005, Ltd., Subordinated Notes	Structured Finance	12/6/2017	5,750	—	10	0.00
MSIM Peconic Bay, Ltd., Subordinated Notes	Structured Finance	7/20/2019	4,500	63	5	0.00
Nautique Funding Ltd., Income Notes	Structured Finance	4/15/2020	5,000	2,437	2,440	0.32

Structured Finance Obligations Total				$9,239	$5,216	0.68%

Investments—non-controlled/non-affiliated (1)	Industry	Shares/ Units	Cost	Fair Value (7)	Percentage of Net Assets
Equity Investments (0.46%) (5)
CIP Revolution Investments, LLC	Media: Advertising, Printing & Publishing	30,000	$300	$352	0.05%
Derm Growth Partners III, LLC (Dermatology Associates)	Healthcare & Pharmaceuticals	1,000,000	1,000	976	0.13
GS Holdco LLC (Global Software, LLC)	High Tech Industries	1,000,000	1,001	1,126	0.15
Power Stop Intermediate Holdings, LLC	Automotive	7,150	715	1,208	0.16
T2 Systems Parent Corporation	Transportation: Consumer	555,556	556	584	0.07
THG Acquisition, LLC (The Hilb Group, LLC)	Banking, Finance, Insurance & Real Estate	1,500,000	1,499	2,228	0.29

Equity Investments Total			$5,071	$6,474	0.85%

Total investments—non-controlled/non-affiliated			$1,332,596	$1,323,102	173.15%

TCG BDC, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of December 31, 2016

(dollar amounts in thousands)

Investments—controlled/affiliated	Industry	Interest Rate (2)	Maturity Date	Par Amount/ LLC Interest	Cost	Fair Value (7)	Percentage of Net Assets
Investment Fund (7.00%) (8)
Middle Market Credit Fund, LLC, Mezzanine Loan (2)(5)(9)(14)	Investment Fund	L + 9.50%	6/24/2017	$62,384	$62,384	$62,384	8.16%
Middle Market Credit Fund, LLC, Subordinated Loan and Member’s Interest (5)(14)	Investment Fund	0.001	3/1/2021	35,000	35,001	37,273	4.88

Investment Fund Total					$97,385	$99,657	13.04%

Total investments—controlled/affiliated					$97,385	$99,657	13.04%

Total investments					$1,429,981	$1,422,759	186.19%

(1)	Unless otherwise indicated, issuers of debt and equity investments held by TCG BDC, Inc. (together with its consolidated subsidiaries, “we,” “us,” “our,” “TCG BDC” or the “Company”) are domiciled in the United States and issuers of structured finance obligations are domiciled in the Cayman Islands. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of December 31, 2016, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2016, the Company is not an “affiliated person” of any of these portfolio companies.
(2)	Variable rate loans to the portfolio companies bear interest at a rate that may be determined by reference to either LIBOR (“L”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has provided the interest rate in effect as of December 31, 2016. As of December 31, 2016, all of our LIBOR loans were indexed to the 90-day LIBOR rate at 1.00%, except for those loans as indicated in Note 16 below.
(3)	Loan includes interest rate floor feature.
(4)	Denotes that all or a portion of the assets are owned by the Company’s wholly owned subsidiary, TCG BDC SPV LLC (the “SPV”). The SPV has entered into a senior secured revolving credit facility (as amended, the “SPV Credit Facility”). The lenders of the SPV Credit Facility have a first lien security interest in substantially all of the assets of the SPV (see Note 6, Borrowings). Accordingly, such assets are not available to creditors of the Company or Carlyle GMS Finance MM CLO 2015-1 LLC (the “2015-1 Issuer”), a wholly owned and consolidated subsidiary of the Company.
(5)	Denotes that all or a portion of the assets are owned by the Company. The Company has entered into a senior secured revolving credit facility (as amended, the “Credit Facility”). The lenders of the Credit Facility have a first lien security interest in substantially all of the portfolio investments held by the Company (see Note 6, Borrowings). Accordingly, such assets are not available to creditors of the SPV or the 2015-1 Issuer.
(6)	Amortized cost represents original cost, including origination fees, adjusted for the accretion/amortization of discounts/premiums, as applicable, on debt investments using the effective interest method. Equity tranche collateralized loan obligation (“CLO”) fund investments, which are referred to as “structured finance obligations”, are recorded at amortized cost using the effective interest method.

TCG BDC, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of December 31, 2016

(dollar amounts in thousands)

(7)	Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (see Note 2, Significant Accounting Policies, and Note 3, Fair Value Measurements), pursuant to the Company’s valuation policy.
(8)	The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(9)	Represents a corporate mezzanine loan, which is subordinated to senior secured term loans of the portfolio company/investment fund.
(10)	Loan was on non-accrual status as of December 31, 2016.
(11)	As of December 31, 2016, the Company has a greater than 25% but less than 50% equity or subordinated notes ownership interest in certain structured finance obligations. These investments have governing documents that preclude the Company from controlling management of the entity and therefore the Company has determined that the issuer of the investment is not a controlled affiliate or a non-controlled affiliate because the investments are not “voting securities”.
(12)	In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company is entitled to receive additional interest as a result of an agreement among lenders as follows: Dimensional Dental Management, LLC (4.54%), EIP Merger Sub, LLC (Evolve IP) (3.84%), International Medical Group, Inc. (4.64%), Product Quest Manufacturing, LLC (3.54%), PSI Services LLC (4.40%), Reliant Pro Rehab, LLC (nil) and The Hilb Group, LLC (3.96%). Pursuant to the agreement among lenders in respect of this loan, this investment represents a first lien/last out loan, which has a secondary priority behind the first lien/first out loan with respect to principal, interest and other payments.
(13)	Denotes that all or a portion of the assets are owned by the 2015-1 Issuer and secure the notes issued in connection with a $400 million term debt securitization completed by the Company on June 26, 2015 (see Note 7, 2015-1 Notes). Accordingly, such assets are not available to the creditors of the SPV or the Company.

TCG BDC, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of December 31, 2016

(dollar amounts in thousands)

(14)	Under the Investment Company Act, the Company is deemed to be an “affiliated person” of and “control” this investment fund because the Company owns more than 25% of the investment fund’s outstanding voting securities and/or has the power to exercise control over management or policies of such investment fund. See Note 5, Middle Market Credit Fund, LLC, for more details.
(15)	As of December 31, 2016, the Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

Investments—non controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
First Lien Debt—unfunded delayed draw and revolving term loans commitments
Advanced Instruments, LLC	Revolver	0.50%	$2,500	$(25)
Captive Resources Midco, LLC	Revolver	0.50%	1,875	(2)
Captive Resources Midco, LLC	Delayed Draw	1.25%	3,125	(4)
CIP Revolution Holdings, LLC	Revolver	0.50%	1,331	6
CIP Revolution Holdings, LLC	Delayed Draw	0.75%	1,331	6
Derm Growth Partners III, LLC (Dermatology Associates)	Revolver	0.50%	1,672	1
Derm Growth Partners III, LLC (Dermatology Associates)	Delayed Draw	1.00%	5,247	4
Dimensional Dental Management, LLC	Delayed Draw	1.00%	2,507	(23)
Dimora Brands, Inc. (fka TK USA Enterprises, Inc.)	Revolver	0.50%	4,750	(30)
Direct Travel, Inc.	Delayed Draw	1.00%	9,658	(56)
Green Plains II LLC	Revolver	0.50%	1,352	14
National Technical Systems, Inc.	Revolver	0.50%	2,031	(102)
National Technical Systems, Inc.	Delayed Draw	1.00%	4,469	(165)
OnCourse Learning Corporation	Revolver	0.50%	859	2
PT Intermediate Holdings III, LLC (Parts Town)	Revolver	0.50%	2,025	15
Superior Health Linens, LLC	Revolver	0.50%	2,735	(17)
T2 Systems, Inc.	Revolver	0.50%	2,933	29
The Hilb Group, LLC	Delayed Draw	1.00%	3,810	16
Vetcor Professional Practices, LLC	Delayed Draw	1.00%	3,057	18
Winchester Electronics Corporation	Delayed Draw	1.00%	2,500	8

Total unfunded commitments			$59,767	$(305)

(16)	As of December 31, 2016, this LIBOR loan was indexed to the 30-day LIBOR rate at 0.77%.

TCG BDC, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2016

(dollar amounts in thousands)

As of December 31, 2016, investments at fair value consisted of the following:

Type—% of Fair Value	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$1,145,326	$1,139,548	80.09%
Second Lien Debt	172,960	171,864	12.08
Structured Finance Obligations	9,239	5,216	0.37
Equity Investments	5,071	6,474	0.46
Investment Fund	97,385	99,657	7.00

Total	$1,429,981	$1,422,759	100.00%

Type—% of Fair Value of First and Second Lien Debt	Amortized Cost	Fair Value	% of Fair Value
Floating Rate	$1,308,455	$1,301,549	99.25%
Fixed Rate	9,831	9,863	0.75

Total	$1,318,286	$1,311,412	100.00%

The industrial composition of investments at fair value as of December 31, 2016 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$62,759	$61,371	4.31%
Automotive	37,780	38,414	2.7
Banking, Finance, Insurance & Real Estate	148,577	150,700	10.59
Beverage, Food & Tobacco	15,059	15,379	1.08
Business Services	149,205	141,784	9.97
Capital Equipment	36,811	37,316	2.62
Chemicals, Plastics & Rubber	19,784	19,801	1.39
Construction & Building	23,403	23,691	1.67
Consumer Services	78,693	79,941	5.62
Containers, Packaging & Glass	49,442	47,706	3.35
Durable Consumer Goods	19,930	19,932	1.04
Energy: Electricity	36,783	36,758	2.59
Energy: Oil & Gas	11,132	10,911	0.77
Environmental Industries	40,763	41,299	2.90
Forest Products & Paper	23,752	23,924	1.68
Healthcare & Pharmaceuticals	159,072	161,544	11.36
High Tech Industries	45,617	46,317	3.26
Hotel, Gaming & Leisure	30,450	30,014	2.11
Investment Fund	97,385	99,657	7.00
Media: Advertising, Printing & Publishing	70,988	71,999	5.06
Metals & Mining	10,232	10,259	0.72
Non-durable Consumer Goods	32,759	29,348	2.06
Retail	8,625	8,320	0.58
Software	11,110	11,265	0.79
Structured Finance	9,239	5,216	0.37

TCG BDC, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of December 31, 2016

(dollar amounts in thousands)

Industry	Amortized Cost	Fair Value	% of Fair Value
Telecommunications	$108,553	$110,359	7.76%
Transportation: Cargo	34,323	34,306	2.41
Transportation: Consumer	26,841	27,882	1.96
Wholesale	30,914	27,346	1.92

Total	$1,429,981	$1,422,759	100.00%

The geographical composition of investments at fair value as of December 31, 2016 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Cayman Islands	$9,239	$5,216	0.37%
United Kingdom	21,144	20,969	1.47
United States	1,399,598	1,396,574	98.16

Total	$1,429,981	$1,422,759	100.00%

The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2015

(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)	Industry	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
First Lien Debt (75.53%)
Access CIG, LLC (2)(3)(4)(13)	Business Services	L + 5.00% (1.00% Floor)	10/17/2021	$18,522	$18,388	$18,291	3.20%
AF Borrower LLC (Accuvant) (2)(3)(5)(13)	High Tech Industries	L + 5.25% (1.00% Floor)	1/28/2022	16,277	16,055	15,829	2.77
Alpha Packaging Holdings, Inc. (2)(3)(4)(13)	Containers, Packaging & Glass	L + 4.25% (1.00% Floor)	5/12/2020	11,409	11,398	11,180	1.96

Anaren, Inc. (2)(3)(4)(13)	Telecommunications	L + 4.50% (1.00% Floor)	2/18/2021	10,981	10,898	10,759	1.88
APX Group, Inc. (5)(8)	Consumer Services	6.38%	12/1/2019	10,000	9,749	9,575	1.67
Audax AAMP Holdings, Inc. (2)(3)(4)(13)	Durable Consumer Goods	L + 5.50% (1.00% Floor)	6/24/2017	11,025	10,954	10,885	1.90
BAART Programs, Inc. (2)(4)(15)	Healthcare & Pharmaceuticals	L + 8.07% (0.00% Floor)	10/9/2021	7,481	7,422	7,556	1.32
Blue Bird Body Company (2)(3)(4)(8)(13)	Transportation: Consumer	L + 5.50% (1.00% Floor)	6/26/2020	9,491	9,110	9,361	1.64
Brooks Equipment Company, LLC (2)(3)(4)(13)	Construction & Building	L + 5.35% (1.00% Floor)	8/29/2020	7,209	7,160	7,097	1.24
Capstone Logistics Acquisition, Inc. (2)(3)(4)(13)(15)	Transportation: Cargo	L + 4.50% (1.00% Floor)	10/7/2021	19,750	19,582	19,134	3.35
Captive Resources Midco, LLC (2)(3)(4)(14)	Banking, Finance, Insurance & Real Estate	L + 5.75% (1.00% Floor)	6/30/2020	29,350	28,890	28,900	5.05
Castle Management Borrower LLC (Highgate Hotels L.P.) (2)(3)(4)(13)	Hotel, Gaming & Leisure	L + 4.50% (1.00% Floor)	9/18/2020	9,878	9,807	9,535	1.67
Central Security Group, Inc. (2)(3)(4)(13)	Consumer Services	L + 5.25% (1.00% Floor)	10/6/2020	24,750	24,444	23,884	4.18
Colony Hardware Corporation (2)(3)(5)(13)	Construction & Building	L + 6.00% (1.00% Floor)	10/23/2021	13,000	12,787	12,861	2.25
CRCI Holdings Inc. (CLEAResult Consulting, Inc.) (2)(3)(4)(13)(15)	Utilities: Electric	L + 4.25% (1.00% Floor)	7/10/2019	5,910	5,892	5,704	1.00
Dent Wizard International Corporation (2)(3)(4)(13)	Automotive	L + 4.75% (1.00% Floor)	4/7/2020	7,809	7,775	7,591	1.33
Emerging Markets Communications, LLC (2)(3)(4)(13)	Telecommunications	L + 5.75% (1.00% Floor)	7/1/2021	17,910	16,225	16,882	2.95
EP Minerals, LLC (2)(3)(4)(13)	Metals & Mining	L + 4.50% (1.00% Floor)	8/20/2020	10,369	10,329	10,168	1.78
FCX Holdings Corp. (2)(3)(4)(13)(15)	Capital Equipment	L + 4.50% (1.00% Floor)	8/4/2020	10,047	10,041	9,862	1.72
Genex Holdings, Inc. (2)(3)(13)(15)	Banking, Finance, Insurance & Real Estate	L + 4.25% (1.00% Floor)	5/30/2021	4,243	4,227	4,164	0.73
Green Energy Partners/Stonewall LLC (2)(3)(5)(13)	Energy: Electricity	L + 5.50% (1.00% Floor)	11/13/2021	16,600	16,456	16,354	2.86
Hummel Station LLC (2)(3)(5)(15)	Energy: Electricity	L + 6.00% (1.00% Floor)	10/27/2022	21,000	20,174	20,553	3.59
Indra Holdings Corp. (Totes Isotoner) (2)(3)(5)(13)	Non-durable Consumer Goods	L + 4.25% (1.00% Floor)	5/1/2021	14,285	14,173	13,818	2.42
International Medical Group, Inc. (2)(3)(5)(12)	Banking, Finance, Insurance & Real Estate	L + 4.75% (1.00% Floor)	10/30/2020	30,000	29,415	30,276	5.30
Jackson Hewitt Inc. (2)(3)(4)(13)	Retail	L + 7.00% (1.00% Floor)	7/30/2020	14,800	14,526	14,600	2.55
Language Line, LLC (2)(3)(4)(13)(15)	Telecommunications	L + 5.50% (1.00% Floor)	7/7/2021	23,896	23,675	23,697	4.14
Ministry Brands, LLC (2)(3)(5)(10)(14)	High Tech Industries	L + 7.00% (1.00% Floor)	11/20/2021	936	926	901	0.16
Ministry Brands, LLC (2)(3)(5)(12)(14)	High Tech Industries	L + 7.00% (1.00% Floor)	11/20/2021	17,471	17,190	17,371	3.04
MSX International, Inc. (2)(3)(4)(13)	Automotive	L + 5.00% (1.00% Floor)	8/21/2020	9,499	9,424	9,218	1.61
National Technical Systems, Inc. (2)(3)(4)(5)(13)(14)	Aerospace & Defense	L + 6.00% (1.00% Floor)	6/12/2021	25,935	25,609	24,919	4.36
NES Global Talent Finance US LLC (United Kingdom) (2)(3)(4)(8)(13)	Energy: Oil & Gas	L + 5.50% (1.00% Floor)	10/3/2019	11,875	11,715	11,327	1.98

TCG BDC, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of December 31, 2015

(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)	Industry	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
First Lien Debt (75.53%) (continued)
Paradigm Acquisition Corp. (2)(3)(5)(13)	Business Services	L + 5.00% (1.00% Floor)	6/2/2022	$23,482	$23,154	$22,984	4.02%
Pelican Products, Inc. (2)(3)(4)(13)	Containers, Packaging & Glass	L + 4.25% (1.00% Floor)	4/11/2020	7,817	7,832	7,444	1.30
Plano Molding Company, LLC (2)(3)(5)(13)	Hotel, Gaming & Leisure	L + 6.00% (1.00% Floor)	5/12/2021	22,487	22,294	21,779	3.81
Product Quest Manufacturing, LLC (2)(3)(4)(5)(12)	Containers, Packaging & Glass	L + 5.75% (1.00% Floor)	9/9/2020	28,000	27,477	27,810	4.86
Prowler Acquisition Corp. (Pipeline Supply and Service, LLC) (2)(3)(4)	Wholesale	L + 4.50% (1.00% Floor)	1/28/2020	10,911	10,836	9,736	1.70
PSC Industrial Holdings Corp (2)(3)(4)(13)	Environmental Industries	L + 4.75% (1.00% Floor)	12/5/2020	11,880	11,782	11,622	2.03
PSI Services LLC (2)(3)(4)(5)(12)	Business Services	L + 7.00% (1.00% Floor)	2/27/2021	23,471	22,885	23,933	4.19
SolAero Technologies Corp. (2)(3)(4)(15)	Telecommunications	L + 4.75% (1.00% Floor)	12/10/2020	10,827	10,744	10,511	1.84
SolAero Technologies Corp. (2)(3)(13)(15)	Telecommunications	L + 5.25% (1.00% Floor)	12/10/2020	9,104	9,023	8,887	1.55
Synarc-Biocore Holdings, LLC (2)(3)(4)(13)	Healthcare & Pharmaceuticals	L + 4.50% (1.00% Floor)	3/10/2021	13,264	13,162	12,599	2.20
Systems Maintenance Services Holding, Inc. (2)(3)(13)	High Tech Industries	L + 4.00% (1.00% Floor)	10/18/2019	2,193	2,187	2,155	0.38
TASC, Inc. (2)(3)(4)(8)(13)	Aerospace & Defense	L + 6.00% (1.00% Floor)	5/23/2020	18,351	17,713	17,916	3.13
Teaching Strategies, LLC (2)(3)(4)(13)(15)	Media: Advertising, Printing & Publishing	L + 5.50% (0.50% Floor)	10/1/2019	13,953	13,904	13,844	2.42
The Hilb Group, LLC (2)(3)(5)(12)(13)(14)	Banking, Finance, Insurance & Real Estate	L + 5.75% (1.00% Floor)	6/24/2021	23,458	22,850	23,555	4.12
The Hygenic Corporation (Performance Health) (2)(3)(4)(13)(15)	Non-durable Consumer Goods	L + 5.00% (1.00% Floor)	10/11/2020	15,920	15,721	15,368	2.69
The SI Organization, Inc. (2)(3)(4)(13)	Aerospace & Defense	L + 4.75% (1.00% Floor)	11/23/2019	8,778	8,716	8,724	1.53
The Topps Company, Inc. (2)(3)(4)(13)	Non-durable Consumer Goods	L + 6.00% (1.25% Floor)	10/2/2018	11,395	11,326	11,395	1.99
TruckPro, LLC (2)(3)(4)(13)(15)	Automotive	L + 5.00% (1.00% Floor)	8/6/2018	9,683	9,648	9,546	1.67
TwentyEighty, Inc. (fka Miller Heiman, Inc.) (2)(3)(4)(13)	Business Services	L + 5.75% (1.00% Floor)	9/30/2019	19,094	18,901	16,904	2.96
U.S. Farathane, LLC (2)(3)(4)(13)	Automotive	L + 5.75% (1.00% Floor)	12/23/2021	15,818	15,535	15,586	2.73
Vetcor Professional Practices, LLC (2)(3)(4)(5)(13)(14)	Consumer Services	L + 6.00% (1.00% Floor)	4/20/2021	11,085	10,983	11,034	1.93
Violin Finco S.A.R.L. (Alexander Mann Solutions) (United Kingdom) (2)(3)(4)(8)(13)	Business Services	L + 4.75% (1.00% Floor)	12/20/2019	11,252	11,176	11,241	1.97
Vistage Worldwide, Inc. (2)(3)(4)(13)(15)	Business Services	L + 5.50% (1.00% Floor)	8/19/2021	29,813	29,529	29,505	5.16
Vitera Healthcare Solutions, LLC (2)(3)(4)(13)	Healthcare & Pharmaceuticals	L + 5.00% (1.00% Floor)	11/4/2020	9,437	9,369	9,107	1.59
Zest Holdings, LLC (2)(3)(4)(13)	Durable Consumer Goods	L + 4.00% (1.00% Floor)	8/16/2020	9,694	9,694	9,597	1.69

First Lien Debt Total					$800,857	$795,034	139.06%

TCG BDC, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of December 31, 2015

(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)	Industry	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
Second Lien Debt (19.98%)
AF Borrower LLC (Accuvant) (2)(3)(5)	High Tech Industries	L + 9.00% (1.00% Floor)	1/30/2023	$8,000	$7,927	$7,666	1.34%
Allied Security Holdings LLC (2)(3)(5)(13)	Business Services	L + 7.00% (1.00% Floor)	8/13/2021	8,000	7,948	7,460	1.30
AmeriLife Group, LLC (2)(3)(5)	Banking, Finance, Insurance & Real Estate	L + 8.75% (1.00% Floor)	1/10/2023	20,000	19,619	19,598	3.44
Argon Medical Devices, Inc. (2)(3)(4)(5)	Healthcare & Pharmaceuticals	L + 9.50% (1.00% Floor)	6/23/2022	24,000	23,294	23,354	4.09
Berlin Packaging L.L.C. (2)(3)(5)(13)(15)	Containers, Packaging & Glass	L + 6.75% (1.00% Floor)	10/1/2022	9,200	9,139	8,694	1.52
Charter NEX US Holdings, Inc. (2)(3)(5)(13)	Chemicals, Plastics & Rubber	L + 8.25% (1.00% Floor)	2/5/2023	10,000	9,864	9,459	1.65
Confie Seguros Holding II Co. (2)(3)(5)(15)	Banking, Finance, Insurance & Real Estate	L + 9.00% (1.25% Floor)	5/8/2019	12,000	11,896	11,820	2.07
Creganna Finance (US) LLC (Ireland) (2)(3)(5)(8)	Healthcare & Pharmaceuticals	L + 8.00% (1.00% Floor)	6/1/2022	9,900	9,814	9,740	1.70
DiversiTech Corporation (2)(3)(5)(13)	Capital Equipment	L + 8.00% (1.00% Floor)	11/19/2022	8,400	8,294	8,131	1.42
Drew Marine Group Inc. (2)(3)(4)(5)	Chemicals, Plastics & Rubber	L + 7.00% (1.00% Floor)	5/19/2021	12,500	12,478	11,743	2.05
Genex Holdings, Inc. (2)(3)(5)(15)	Banking, Finance, Insurance & Real Estate	L + 7.75% (1.00% Floor)	5/30/2022	7,990	7,906	7,390	1.29
Genoa, a QoL Healthcare Company, LLC (2)(3)(5)(13)	Retail	L + 7.75% (1.00% Floor)	4/28/2023	9,900	9,807	9,523	1.67
Institutional Shareholder Services Inc. (2)(3)(5)(13)	Banking, Finance, Insurance & Real Estate	L + 7.50% (1.00% Floor)	4/30/2022	12,500	12,397	12,014	2.10
Jazz Acquisition, Inc. (Wencor) (2)(3)(5)(13)	Aerospace & Defense	L + 6.75% (1.00% Floor)	6/19/2022	6,700	6,674	5,759	1.01
Landslide Holdings, Inc. (LANDesk Software) (2)(3)(13)	Software	L + 7.25% (1.00% Floor)	2/25/2021	3,500	3,480	3,113	0.54
MRI Software, LLC (2)(3)(5)(15)	Software	L + 8.00% (1.00% Floor)	6/23/2022	11,250	11,093	10,890	1.91
Phillips-Medisize Corporation (2)(3)(5)(13)	Chemicals, Plastics & Rubber	L + 7.25% (1.00% Floor)	6/16/2022	5,000	4,958	4,700	0.82
Power Stop, LLC (5)(9)	Automotive	11.00%	5/29/2022	10,000	9,811	10,080	1.76
Prime Security Services Borrower, LLC (Protection One, Inc.) (2)(3)(5)	Consumer Services	L + 8.75% (1.00% Floor)	7/1/2022	6,700	6,607	6,271	1.10
Prowler Acquisition Corp. (Pipeline Supply and Service, LLC) (2)(3)(5)	Wholesale	L + 8.50% (1.00% Floor)	7/28/2020	3,000	2,953	2,493	0.44
Systems Maintenance Services Holding, Inc. (2)(3)(4)	High Tech Industries	L + 8.25% (1.00% Floor)	10/18/2020	6,000	5,959	5,860	1.02
TASC, Inc. (5)(8)	Aerospace & Defense	12.00%	5/21/2021	6,000	5,891	6,075	1.06
Vitera Healthcare Solutions, LLC (2)(3)(4)(13)	Healthcare & Pharmaceuticals	L + 8.25% (1.00% Floor)	11/4/2021	2,000	1,976	1,784	0.31
Watchfire Enterprises, Inc. (2)(3)(5)(13)	Media: Advertising, Printing & Publishing	L + 8.00% (1.00% Floor)	10/2/2021	7,000	6,923	6,779	1.19

Second Lien Debt Total					$216,708	$210,396	36.80%

TCG BDC, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of December 31, 2015

(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)	Industry	Maturity Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
Structured Finance Obligations (4.26%) (5)(8)(11)
1776 CLO I, Ltd., Subordinated Notes	Structured Finance	5/8/2020	$11,750	$8,079	$3,347	0.59%
AIMCO CLO, Series 2014-A, Class F, 5.47% (2)	Structured Finance	7/20/2026	2,700	2,369	1,701	0.30
AIMCO CLO, Series 2014-A, Subordinated Notes	Structured Finance	7/20/2026	11,500	8,369	5,779	1.00
Ares XXVIII CLO Ltd., Subordinated Notes	Structured Finance	10/17/2024	7,000	4,416	3,255	0.57
Babson CLO Ltd. 2005-I, Subordinated Notes	Structured Finance	4/15/2019	7,632	333	86	0.02
CIFC Funding 2007-III, Ltd., Income Notes	Structured Finance	7/26/2021	6,500	2,902	2,453	0.43
Clydesdale CLO 2005, Ltd., Subordinated Notes	Structured Finance	12/6/2017	5,750	—	11	0.00
Flagship VII Limited, Subordinated Notes	Structured Finance	1/20/2026	7,000	4,781	3,184	0.56
ING IM CLO 2012-1 LLC, Preferred Shares	Structured Finance	3/14/2022	7,610	4,637	3,789	0.66
ING IM CLO 2012-1 LLC, Subordinated Notes	Structured Finance	3/14/2022	2,500	1,523	1,245	0.22
MSIM Peconic Bay, Ltd., Subordinated Notes	Structured Finance	7/20/2019	4,500	1,112	923	0.16
Nautique Funding Ltd., Income Notes	Structured Finance	4/15/2020	5,000	2,760	2,275	0.40
Steele Creek CLO 2014-I, LLC, Subordinated Notes	Structured Finance	8/21/2026	18,000	13,453	12,241	2.14
Venture VI CDO Limited, Preference Shares	Structured Finance	8/3/2020	7,000	3,488	3,203	0.56
Westwood CDO I, Ltd., Subordinated Notes	Structured Finance	3/25/2021	4,000	1,718	1,320	0.23

Structured Finance Obligations Total				$59,940	$44,812	7.84%

Investments—non-controlled/non-affiliated (1)	Industry		Units	Cost	Fair Value (7)	Percentage of Net Assets
Equity Investments (0.23%) (5)
Power Stop Intermediate Holdings, LLC	Automotive		7,150	$715	$788	0.14%
THG Acquisition, LLC (The Hilb Group, LLC)	Banking, Finance, Insurance & Real Estate		1,500,000	1,500	1,636	0.28

Equity Investments Total				$2,215	$2,424	0.42%

Total Investments—non-controlled/non-affiliated				$1,079,720	$1,052,666	184.12%

TCG BDC, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of December 31, 2015

(dollar amounts in thousands)

(1)	Unless otherwise indicated, issuers of debt and equity investments held by the Company are domiciled in the United States and issuers of structured finance obligations are domiciled in the Cayman Islands. Under the Investment Company Act, the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of December 31, 2015, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2015, the Company is not an “affiliated person” of any of these portfolio companies.
(2)	Variable rate loans to the portfolio companies and variable rate notes of structured finance obligations bear interest at a rate that may be determined by reference to either LIBOR or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan and note, the Company has provided the interest rate in effect as of December 31, 2015. As of December 31, 2015, all of our LIBOR loans were indexed to the 90-day LIBOR rate at 0.61%, except for those loans as indicated in Note 15 below.
(3)	Loan includes interest rate floor feature.
(4)	Denotes that all or a portion of the assets are owned by the SPV. The SPV has entered into the SPV Credit Facility. The lenders of the SPV Credit Facility have a first lien security interest in substantially all of the assets of the SPV (see Note 6, Borrowings). Accordingly, such assets are not available to creditors of the Company or the 2015-1 Issuer.
(5)	Denotes that all or a portion of the assets are owned by the Company. The Company has entered into the Credit Facility. The lenders of the Credit Facility have a first lien security interest in substantially all of the portfolio investments held by the Company (see Note 6, Borrowings). Accordingly, such assets are not available to creditors of the SPV or the 2015-1 Issuer.
(6)	Amortized cost represents original cost, including origination fees, adjusted for the accretion/amortization of discounts/premiums, as applicable, on debt investments using the effective interest method. Equity tranche CLO fund investments, which are referred to as “structured finance obligations”, are recorded at amortized cost using the effective interest method.
(7)	Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (see Note 2, Significant Accounting Policies, and Note 3, Fair Value Measurements), pursuant to the Company’s valuation policy.
(8)	The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(9)	Represents a corporate mezzanine loan, which is subordinated to senior secured term loans of the portfolio company.
(10)	The Company receives less than the stated interest rate of this loan as a result of an agreement among lenders. Pursuant to the agreement among lenders in respect of this loan, this investment represents a first lien/first out loan, which has first priority ahead of the first lien/last out loan with respect to principal, interest and other payments.
(11)	As of December 31, 2015, the Company has a greater than 25% but less than 50% equity or subordinated notes ownership interest in certain structured finance obligations. These investments have governing documents that preclude the Company from controlling management of the entity and therefore the Company has determined that the issuer of the investment is not a controlled affiliate or a non-controlled affiliate because the investments are not “voting securities”.

TCG BDC, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of December 31, 2015

(dollar amounts in thousands)

(12)	In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company is entitled to receive additional interest as a result of an agreement among lenders. Pursuant to the agreement among lenders in respect of this loan, this investment represents a first lien/last out loan, which has a secondary priority behind the first lien/first out loan with respect to principal, interest and other payments.
(13)	Denotes that all or a portion of the assets are owned by the 2015-1 Issuer and secure the notes issued in connection with a $400 million term debt securitization completed by the Company on June 26, 2015 (see Note 7, 2015-1 Notes). Accordingly, such assets are not available to the creditors of the SPV or the Company.
(14)	As of December 31, 2015, the Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

First Lien Debt—unfunded delayed draw and revolving term loans commitments	Type	Unused Fee	Par/ Principal Amount	Fair Value
Captive Resources Midco, LLC	Revolver	0.50%	$1,875	$(25)
Captive Resources Midco, LLC	Delayed Draw	1.25%	3,125	(41)
Ministry Brands, LLC (First Lien/First Out)	Delayed Draw	1.00%	64	(2)
Ministry Brands, LLC (First Lien/Last Out)	Delayed Draw	1.00%	1,530	(8)
National Technical Systems, Inc.	Revolver	0.50%	2,031	(79)
National Technical Systems, Inc.	Delayed Draw	1.00%	4,469	(138)
The Hilb Group, LLC	Delayed Draw	1.00%	10,034	29
Vetcor Professional Practices, LLC	Delayed Draw	1.00%	1,473	(6)

Total unfunded commitments			$24,601	$(270)

(15)	As of December 31, 2015, this LIBOR loan was indexed to the 30-day LIBOR rate at 0.43%.

TCG BDC, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of December 31, 2015

(dollar amounts in thousands)

As of December 31, 2015, investments at fair value consisted of the following:

Type—% of Fair Value	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$800,857	$795,034	75.53%
Second Lien Debt	216,708	210,396	19.98
Structured Finance Obligations	59,940	44,812	4.26
Equity Investments	2,215	2,424	0.23

Total	$1,079,720	$1,052,666	100.00%

Type—% of Fair Value of First and Second Lien Debt	Amortized Cost	Fair Value	% of Fair Value
Floating Rate	$992,114	$979,700	97.44%
Fixed Rate	25,451	25,730	2.56

Total	$1,017,565	$1,005,430	100.00%

The industrial composition of investments at fair value as of December 31, 2015 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$64,603	$63,393	6.02%
Automotive	52,908	52,809	5.02
Banking, Finance, Insurance & Real Estate	138,700	139,353	13.24
Business Services	131,981	130,318	12.38
Capital Equipment	18,335	17,993	1.71
Chemicals, Plastics & Rubber	27,300	25,902	2.46
Construction & Building	19,947	19,958	1.90
Consumer Services	51,783	50,764	4.82
Containers, Packaging & Glass	55,846	55,128	5.24
Durable Consumer Goods	20,648	20,482	1.94
Energy: Electricity	36,630	36,907	3.51
Energy: Oil & Gas	11,715	11,327	1.08
Environmental Industries	11,782	11,622	1.10
Healthcare & Pharmaceuticals	65,037	64,140	6.09
High Tech Industries	50,244	49,782	4.73
Hotel, Gaming & Leisure	32,101	31,314	2.97
Media: Advertising, Printing & Publishing	20,827	20,623	1.96
Metals & Mining	10,329	10,168	0.97
Non-durable Consumer Goods	41,220	40,581	3.85
Retail	24,333	24,123	2.29
Software	14,573	14,003	1.33
Structured Finance	59,940	44,812	4.26
Telecommunications	70,565	70,736	6.72
Transportation: Cargo	19,582	19,134	1.82
Transportation: Consumer	9,110	9,361	0.89
Utilities: Electric	5,892	5,704	0.54
Wholesale	13,789	12,229	1.16

Total	$1,079,720	$1,052,666	100.00%

TCG BDC, INC.

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

TCG BDC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2016

(dollar amounts in thousands, except per share data)

1. ORGANIZATION

TCG BDC, Inc. (together with its consolidated subsidiaries, “we,” “us,” “our,” “TCG BDC” or the “Company”) is a Maryland corporation formed on February 8, 2012, and structured as an externally managed, non-diversified closed-end investment company. The Company is managed by its investment adviser, Carlyle GMS Investment Management L.L.C. (“CGMSIM” or “Investment Adviser”), a wholly owned subsidiary of The Carlyle Group L.P. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). In addition, the Company has elected to be treated, and intends to continue to comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (together with the rules and regulations promulgated thereunder, the “Code”).

The Company’s investment objective is to generate current income and capital appreciation primarily through debt investments in U.S. middle market companies, which the Company defines as companies with approximately $10 million to $100 million of earnings before interest, taxes, depreciation and amortization (“EBITDA”), which the Company believes is a useful proxy for cash flow. The Company seeks to achieve its investment objective primarily through direct originations of secured debt, including first lien senior secured loans (which may include stand-alone first lien loans, first lien/last out loans and “unitranche” loans) and second lien senior secured loans (collectively, “Middle Market Senior Loans”), with the balance of our assets invested in higher yielding investments (which may include unsecured debt, mezzanine debt and investments in equities). The Middle Market Senior Loans are generally made to private U.S. middle market companies that are, in many cases, controlled by private equity firms. Depending on market conditions, the Company expects that between 70% and 80% of the value of its assets will be invested in Middle Market Senior Loans. The Company expects that the composition of its portfolio will change over time given the Investment Adviser’s view on, among other things, the economic and credit environment (including with respect to interest rates) in which the Company is operating.

On May 2, 2013, the Company completed its initial closing of capital commitments (the “Initial Closing”) and subsequently commenced substantial investment operations. If the Company has not consummated an initial public offering of its common stock that results in an unaffiliated public float of at least 15% of the aggregate capital commitments received prior to the date of such initial public offering (a “Qualified IPO”) by May 2, 2018, then the Board of Directors of the Company (subject to any necessary stockholder approvals and applicable requirements of the Investment Company Act) will use its best efforts to wind down and/or liquidate and dissolve.

The Company is an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012. The Company will remain an emerging growth company for up to five years following an initial public offering, although if the market value of the common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time, the Company would cease to be an emerging growth company as of the following December 31.

The Company is externally managed by the Investment Adviser, an investment adviser registered under the Investment Advisers Act of 1940, as amended. Carlyle GMS Finance Administration L.L.C. (the “Administrator”) provides the administrative services necessary for the Company to operate. Both the Investment Adviser and the Administrator are wholly owned subsidiaries of Carlyle Investment Management L.L.C., a subsidiary of The Carlyle Group L.P. “Carlyle” refers to The Carlyle Group L.P. and its affiliates and its consolidated subsidiaries (other than portfolio companies of its affiliated funds), a global alternative asset manager publicly traded on NASDAQ Global Select Market under the symbol “CG”. Refer to the sec.gov website for further information on Carlyle.

Effective March 15, 2017, the Company changed its name from “Carlyle GMS Finance, Inc.” to “TCG BDC, Inc.”

TCG BDC SPV LLC (the “SPV”) is a Delaware limited liability company that was formed on January 3, 2013. The SPV invests in first and second lien senior secured loans. The SPV is a wholly owned subsidiary of the Company and is consolidated in these consolidated financial statements commencing from the date of its formation, January 3, 2013. Effective March 15, 2017, the SPV changed its name from “Carlyle GMS Finance SPV LLC” to “TCG BDC SPV LLC”.

On June 26, 2015, the Company completed a $400 million term debt securitization (the “2015-1 Debt Securitization”). The notes offered in the 2015-1 Debt Securitization (the “2015-1 Notes”) were issued by Carlyle GMS Finance MM CLO 2015-1 LLC (the “2015-1 Issuer”), a wholly owned and consolidated subsidiary of the Company, and are secured by a diversified portfolio of the 2015-1 Issuer consisting primarily of first and second lien senior secured loans. Refer to Note 7 for details. The 2015-1 Issuer is consolidated in these consolidated financial statements commencing from the date of its formation, May 8, 2015.

On February 29, 2016, the Company and Credit Partners USA LLC (“Credit Partners”) entered into an amended and restated limited liability company agreement, which was subsequently amended on June 24, 2016 (as amended, the “Limited Liability Company Agreement”) to co-manage Middle Market Credit Fund, LLC (“Credit Fund”). Credit Fund primarily invests in first lien loans of middle market companies. Credit Fund is managed by a six-member board of managers, on which the Company and Credit Partners each have equal representation. The Company and Credit Partners each have 50% economic ownership of Credit Fund and have commitments to fund, from time to time, capital of up to $400,000 each. Refer to Note 5, Middle Market Credit Fund, LLC, for details.

As a BDC, the Company is required to comply with certain regulatory requirements. As part of these requirements, the Company must not acquire any assets other than “qualifying assets” specified in the Investment Company Act unless, at the time the acquisition is made, at least 70% of its total assets are qualifying assets (with certain limited exceptions).

To qualify as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements and timely distribute to its stockholders generally at least 90% of its investment company taxable income, as defined by the Code, for each year. Pursuant to this election, the Company generally does not have to pay corporate level taxes on any income that it distributes to stockholders, provided that the Company satisfies those requirements.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“US GAAP”). The Company is an investment company for the purposes of accounting and financial reporting in accordance with Accounting Standards Update (“ASU”) 2013-08, Financial Services—Investment Companies (“ASU 2013-08”): Amendments to the Scope, Measurement and Disclosure Requirements. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, the SPV and the 2015-1 Issuer. All significant intercompany balances and transactions have been eliminated. US GAAP for an investment company requires investments to be recorded at fair value. The carrying value for all other assets and liabilities approximates their fair value.

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

The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. As of December 31, 2016 and 2015 and for the years then ended, no loans in the portfolio contained PIK provisions.

Interest income from investments in the “equity” class of collateralized loan obligation (“CLO”) funds, which are included in “structured finance obligations”, is recorded based upon an estimation of an effective yield to expected maturity utilizing assumed cash flows in accordance with Accounting Standards Codification (“ASC”) 325-40, Beneficial Interests in Securitized Financials Assets. The Company monitors the expected cash inflows from its CLO equity investments, including the expected residual payments and the effective yield is determined and updated at least quarterly. In estimating these cash flows, there are a number of assumptions that are subject to uncertainties, including the amount and timing of principal payments which are impacted by prepayments, repurchases, defaults, delinquencies and liquidations of or within the CLO funds. These uncertainties are difficult to predict and are subject to future events that could have impacted the Company’s estimates if the information was known at the time. As a result, actual results may differ significantly from these estimates.

Other Income

Other income may include income such as consent, waiver, amendment, syndication and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive fees for guaranteeing the outstanding debt of a portfolio company. Such fees are amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in other assets in the accompanying Consolidated Statements of Assets and Liabilities. For the years ended December 31, 2016, 2015 and 2014, the Company earned $6,635, $834 and $244, respectively, in other income, primarily from syndication and prepayment fees.

Non-Accrual Income

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid current and, in management’s judgment, are likely to remain current. Management may not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2016, fair value of the loan on non-accrual status was $7,628, which represents approximately 0.5% of total investments at fair value. The remaining first and second lien debt investments were performing and current on their interest payments as of December 31, 2016 and for the year then ended. As of December 31, 2015, no loans in the portfolio were on non-accrual status.

SPV Credit Facility, Credit Facility and 2015-1 Notes Related Costs, Expenses and Deferred Financing Costs (See Note 6, Borrowings, and Note 7, 2015-1 Notes)

Interest expense and unused commitment fees on the SPV Credit Facility and Credit Facility are recorded on an accrual basis. Unused commitment fees are included in credit facility fees in the accompanying Consolidated Statements of Operations.

The SPV Credit Facility and Credit Facility are recorded at carrying value, which approximates fair value.

Deferred financing costs include capitalized expenses related to the closing or amendments of the SPV Credit Facility and Credit Facility. Amortization of deferred financing costs for each credit facility is computed on the straight-line basis over the respective term of each credit facility, except for a portion that was accelerated in connection with the amendment of the SPV Credit Facility as described in Note 6. The unamortized balance of such costs is included in deferred financing costs in the accompanying Consolidated Statements of Assets and Liabilities. The amortization of such costs is included in credit facility fees in the accompanying Consolidated Statements of Operations.

Debt issuance costs include capitalized expenses including structuring and arrangement fees related to the offering of the 2015-1 Notes. Amortization of debt issuance costs for the 2015-1 Notes is computed on the effective yield method over the term of the 2015-1 Notes. The unamortized balance of such costs is presented as a direct deduction to the carrying amount of the 2015-1 Notes in the accompanying Consolidated Statements of Assets and Liabilities. The amortization of such costs is included in interest expense in the accompanying Consolidated Statements of Operations.

The 2015-1 Notes are recorded at carrying value, which approximates fair value.

Organization and Offering Costs

The Company agreed to reimburse the Investment Adviser for initial organization and offering costs incurred on behalf of the Company up to $1,500. As of December 31, 2016 and 2015, $1,500 of organization and offering costs had been incurred by the Company and $57 of excess organization and offering costs had been incurred by the Investment Adviser since inception. The $1,500 of incurred organization and offering costs are allocated to all stockholders based on their respective capital commitment and are re-allocated amongst all stockholders at the time of each capital drawdown subsequent to the Initial Closing. The Company’s organization costs incurred are expensed and the offering costs are charged against equity when incurred.

Income Taxes

For federal income tax purposes, the Company has elected to be treated as a RIC under the Code, and intends to make the required distributions to its stockholders as specified therein. In order to qualify as a RIC, the Company must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then the Company is generally required to pay income taxes only on the portion of its taxable income and gains it does not distribute.

The minimum distribution requirements applicable to RICs require the Company to distribute to its stockholders at least 90% of its investment company taxable income (“ICTI”), as defined by the Code, each year. Depending on the level of ICTI earned in a tax year, the Company may choose to carry forward ICTI in excess of current year distributions into the next tax year. Any such carryover ICTI must be distributed before the end of that next tax year through a dividend declared prior to filing the final tax return related to the year which generated such ICTI.

In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. The Company intends to make sufficient distributions each taxable year to satisfy the excise distribution requirements.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely than not” to be sustained by the applicable tax authority. All penalties and interest associated with income taxes, if any, are included in income tax expense.

The SPV and the 2015-1 Issuer are disregarded entities for tax purposes and are consolidated with the tax return of the Company.

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

The Company has adopted a dividend reinvestment plan that provides for reinvestment of any distributions on behalf of its stockholders, for those who have elected to participate in the plan. As a result of adopting such a plan, if the Board of Directors authorizes, and the Company declares a cash dividend or distribution, the stockholders who have elected to participate in the dividend reinvestment plan would have their cash dividends or distributions automatically reinvested in additional shares of the Company’s common stock, rather than receiving cash. Prior to a Qualified IPO, the Company intends to use primarily newly issued shares of its common stock to implement the plan issued at the net asset value per share most recently determined by the Board of Directors. After a Qualified IPO, the Company intends to use primarily newly issued shares to implement the plan so long as the market value per share is equal to or greater than the net asset value per share as of the close of business on the relevant payment date for such dividend or distribution. If the market value per share is less than the net asset value per share as of the close of business on the relevant payment date, the plan administrator would purchase the common stock on behalf of participants in the open market, unless the Company instructs the plan administrator otherwise.

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

3. FAIR VALUE MEASUREMENTS

The Company applies fair value accounting in accordance with the terms of Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement (“ASC 820”). ASC 820 defines fair value as the amount that would be exchanged to sell an asset or transfer a liability in an orderly transfer between market participants at the measurement date. The Company values securities/instruments traded in active markets on the measurement date by multiplying the closing price of such traded securities/instruments by the quantity of shares or amount of the instrument held. The Company may also obtain quotes with respect to certain of its investments, such as its securities/instruments traded in active markets and its liquid securities/instruments that are not traded in active markets, from pricing services, brokers, or counterparties (i.e., “consensus pricing”). When doing so, the Company determines whether the quote obtained is sufficient according to US GAAP to determine the fair value of the security. The Company may use the quote obtained or alternative pricing sources may be utilized including valuation techniques typically utilized for illiquid securities/instruments.

Securities/instruments that are illiquid or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of the Investment Adviser or the Company’s Board of Directors, does not represent fair value shall each be valued as of the measurement date using all techniques appropriate under the circumstances and for which sufficient data is available. These valuation techniques may vary by investment and include comparable public market valuations, comparable precedent transaction valuations and/or discounted cash flow analyses. The process generally used to determine the applicable value is as follows: (i) the value of each portfolio company or investment is initially reviewed by the investment professionals responsible for such portfolio company or investment and, for non-traded investments, a standardized template designed to approximate fair market value based on observable market inputs, updated credit statistics and unobservable inputs is used to determine a preliminary value, which is also reviewed alongside consensus pricing, where available; (ii) preliminary valuation conclusions are documented and reviewed by a valuation committee comprised of members of senior management; (iii) the Board of Directors engages a third-party valuation firm to provide positive assurance on portions of the Middle Market Senior Loans and equity investments portfolio each quarter (such that each non-traded investment other than Credit Fund is reviewed by a third-party valuation firm at least once on a rolling twelve month basis) including a review of management’s preliminary valuation and conclusion on fair value; (iv) the Audit Committee of the Board of Directors (the “Audit Committee”) reviews the assessments of the Investment Adviser and the third-party valuation firm and provides the Board of Directors with any recommendations with respect to changes to the fair value of each investment in the portfolio; and (v) the Board of Directors discusses the valuation recommendations of the Audit Committee and determines the fair value of each investment in the portfolio in good faith based on the input of the Investment Adviser and, where applicable, the third-party valuation firm.

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

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of December 31, 2016, 2015 and 2014.

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

Investments measured and reported at fair value are classified and disclosed based on the observability of inputs used in determination of fair values, as follows:

•	Level 1—inputs to the valuation methodology are quoted prices available in active markets for identical investments as of the reporting date. The types of financial instruments in Level 1 generally include unrestricted securities, including equities and derivatives, listed in active markets. The Company does not adjust the quoted price for these investments, even in situations where the Company holds a large position and a sale could reasonably impact the quoted price.

•	Level 2—inputs to the valuation methodology are either directly or indirectly observable as of the reporting date and are those other than quoted prices in active markets. The type of financial instruments in this category generally includes less liquid and restricted securities listed in active markets, securities traded in other than active markets, government and agency securities, and certain over-the-counter derivatives where the fair value is based on observable inputs.

•	Level 3—inputs to the valuation methodology are unobservable and significant to overall fair value measurement. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments that are in this category generally include investments in privately-held entities, CLOs, and certain over-the-counter derivatives where the fair value is based on unobservable inputs.

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

Transfers between levels, if any, are recognized at the beginning of the year in which the transfers occur. For the years ended December 31, 2016 and 2015, there were no transfers between levels.

The following tables summarize the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of December 31, 2016 and 2015:

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$1,139,548	$1,139,548
Second Lien Debt	—	—	171,864	171,864
Structured Finance Obligations	—	—	5,216	5,216
Equity Investments	—	—	6,474	6,474
Investment Fund
Mezzanine Loan	—	—	62,384	62,384

Subtotal	$—	$—	$1,385,486	$1,385,486

Investments measured at net asset value (1)				$37,273

Total				$1,422,759

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$9,575	$785,459	$795,034
Second Lien Debt	—	—	210,396	210,396
Structured Finance Obligations	—	—	44,812	44,812
Equity Investments	—	—	2,424	2,424

Total	$—	$9,575	$1,043,091	$1,052,666

(1)	Amount represents the Company’s subordinated loan and member’s interest investments in Credit Fund. The fair value of these investments has been estimated using the net asset value of the Company’s ownership interests in Credit Fund.

The changes in the Company’s investments at fair value for which the Company has used Level 3 inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level 3 investments still held are as follows:

	Financial Assets For the year ended December 31, 2016
	First Lien Debt	Second Lien Debt	Structured Finance Obligations	Equity Investments	Investment Fund - Mezzanine Loan	Total
Balance, beginning of year	$785,459	$210,396	$44,812	$2,424	$—	$1,043,091
Purchases	594,633	38,380	—	2,857	84,784	720,654
Sales	(77,434)	(25,398)	(33,327)	—	—	(136,159)
Paydowns	(167,699)	(57,855)	(7,041)	—	(22,400)	(254,995)
Accretion of discount	4,757	850	(31)	—	—	5,576
Net realized gains (losses)	(40)	275	(10,302)	—	—	(10,067)
Net change in unrealized appreciation (depreciation)	(128)	5,216	11,105	1,193	—	17,386

Balance, end of year	$1,139,548	$171,864	$5,216	$6,474	$62,384	$1,385,486

Net change in unrealized appreciation (depreciation) included in earnings related to investments still held as of December 31, 2016 included in net change in unrealized appreciation (depreciation) on investments non-controlled/non-affiliated on the Consolidated Statements of Operations	$(1,000)	$3,331	$1,372	$1,193	—	$4,896

	Financial Assets For the year ended December 31, 2015
	First Lien Debt	Second Lien Debt	Structured Finance Obligations	Equity Investments	Total
Balance, beginning of year	$505,212	$107,874	$76,001	$—	$689,087
Purchases	472,342	113,195	10,059	2,215	597,811
Sales	(17,454)	—	(19,930)	—	(37,384)
Paydowns	(174,427)	(8,025)	(10,155)	—	(192,607)
Accretion of discount	2,677	277	20	—	2,974
Net realized gains (losses)	208	—	956	—	1,164
Net change in unrealized appreciation (depreciation)	(3,099)	(2,925)	(12,139)	209	(17,954)

Balance, end of year	$785,459	$210,396	$44,812	$2,424	$1,043,091

Net change in unrealized appreciation (depreciation) included in earnings related to investments still held as of December 31, 2015 included in net change in unrealized appreciation (depreciation) on investments non-controlled/non-affiliated on the Consolidated Statements of Operations	$(4,423)	$(2,838)	$(12,219)	$209	$(19,271)

The Company generally uses the following framework when determining the fair value of investments that are categorized as Level 3:

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

Investments in the subordinated loan and member’s interest of the investment fund are valued using the net asset value of the Company’s ownership interest in the investment fund and investments in the mezzanine loan of the investment fund are valued using discounted cash flow analysis with expected repayment rate of principal and interest.

The following tables summarize the quantitative information related to the significant unobservable inputs for Level 3 instruments which are carried at fair value as of December 31, 2016 and 2015:

	Fair Value as of December 31, 2016	Valuation Techniques	Significant Unobservable Inputs	Range		Weighted Average
				Low	High
Investments in First Lien Debt	$986,695	Discounted Cash Flow	Discount Rate	4.50%	16.33%	7.94%
	152,853	Consensus Pricing	Indicative Quotes	40.75	106.36	97.29

Total First Lien Debt	1,139,548

Investments in Second Lien Debt	153,657	Discounted Cash Flow	Discount Rate	7.93%	11.05%	9.75%
	16,525	Consensus Pricing	Indicative Quotes	83.17	100.88	94.48
	1,682	Income Approach	Discount Rate	15.32%	15.32%	15.32%
		Market Approach	Comparable Multiple	8.01x	8.68x	8.34x

Total Second Lien Debt	171,864

	Fair Value as of December 31, 2016	Valuation Techniques	Significant Unobservable Inputs	Range		Weighted Average
				Low	High
Investments in Structured Finance Obligations	2,761	Discounted Cash Flow	Discount Rate	22.00%	22.00%	22.00%
			Default Rate	1.13	1.13	1.13
			Prepayment Rate	35.00	35.00	35.00
			Recovery Rate	65.00	65.00	65.00
	2,455	Consensus Pricing	Indicative Quotes	0.10	48.79	48.50

Total Structured Finance Obligations	5,216

Investments in Equity	6,474	Income Approach	Discount Rate	8.68%	10.40%	9.41%
		Market Approach	Comparable Multiple	7.22x	13.71x	11.00x

Total Equity Investments	6,474

Investments in Investment Fund – Mezzanine Loan	62,384	Income Approach	Repayment Rate	100.00%	100.00%	100.00%

Total Investment Fund – Mezzanine Loan	62,384

Total Level 3 Investments	$1,385,486

	Fair Value as of December 31, 2015	Valuation Techniques	Significant Unobservable Inputs	Range		Weighted Average
				Low	High
Investments in First Lien Debt	$618,172	Discounted Cash Flow	Discount Rate	5.57%	13.37%	8.19%
	167,287	Consensus Pricing	Indicative Quotes	96.50	99.38	97.97

Total First Lien Debt	785,459

Investments in Second Lien Debt	161,907	Discounted Cash Flow	Discount Rate	9.37%	15.44%	10.56%
	48,489	Consensus Pricing	Indicative Quotes	93.25	101.25	96.86

Total Second Lien Debt	210,396

Investments in Structured Finance Obligations	43,016	Discounted Cash Flow	Discount Rate	13.00%	17.50%	14.05%
			Default Rate	0.19	1.56	1.09
			Prepayment Rate	18.16	40.00	22.09
			Recovery Rate	69.27	75.00	74.36
	1,796	Consensus Pricing	Indicative Quotes	0.18	63.00	59.69

Total Structured Finance Obligations	44,812

Investments in Equity	2,424	Income Approach	Discount Rate	10.19%	10.90%	10.42%
		Market Approach	Comparable Multiple	9.94x	11.09x	10.71x

Total Equity Investments	2,424

Total Level 3 Investments	$1,043,091

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

Financial instruments disclosed but not carried at fair value

The following table presents the carrying value and fair value of the Company’s secured borrowings disclosed but not carried at fair value as of December 31, 2016 and 2015:

	December 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured borrowings	$421,885	$421,885	$234,313	$234,313

Total	$421,885	$421,885	$234,313	$234,313

The carrying values of the secured borrowings approximate their respective fair values and are categorized as Level 3 within the hierarchy. Secured borrowings are valued generally using discounted cash flow analysis. The significant unobservable inputs used in the fair value measurement of the Company’s secured borrowings are discount rates. Significant increases in discount rates would result in a significantly lower fair value measurement.

The following table represents the carrying values (before debt issuance costs) and fair values of the Company’s 2015-1 Notes disclosed but not carried at fair value as of December 31, 2016 and 2015:

	December 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Aaa/AAA Class A-1A Notes	$160,000	$160,072	$160,000	$157,200
Aaa/AAA Class A-1B Notes	40,000	39,960	40,000	39,700
Aaa/AAA Class A-1C Notes	27,000	26,951	27,000	26,823
Aa2 Class A-2 Notes	46,000	45,784	46,000	45,122

Total	$273,000	$272,767	$273,000	$268,845

The fair value determination of the Company’s 2015-1 Notes was based on the market quotation(s) received from broker/dealer(s). These fair value measurements were based on significant inputs not observable and thus represent Level 3 measurements as defined in the accounting guidance for fair value measurement.

The carrying value of other financial assets and liabilities approximates their fair value based on the short term nature of these items.

4. RELATED PARTY TRANSACTIONS

Investment Advisory Agreement

On April 3, 2013, the Company’s Board of Directors, including a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the Investment Company Act (the “Independent Directors”), approved an investment advisory agreement (the “Investment Advisory Agreement”) between the Company and the Investment Adviser in accordance with, and on the basis of an evaluation satisfactory to such directors as required by, Section 15(c) of the Investment Company Act. The initial term of the Investment Advisory Agreement is two years from April 3, 2013 and, unless terminated earlier, the Investment Advisory Agreement will renew automatically for successive annual periods, provided that such continuance is specifically approved at least annually by the vote of the Board of Directors and by the vote of a majority of the Independent Directors. On March 20, 2017, the Company’s Board of Directors, including a majority of the Independent Directors, approved the continuance of the Investment Advisory Agreement for a one year period. The Investment Advisory Agreement will automatically terminate in the event of an assignment and may be terminated by either party without penalty upon at least 60 days’ written notice to the other party. Subject to the overall supervision of the Board of Directors, the Investment Adviser provides investment advisory services to the Company. For providing these services, the Investment Adviser receives fees from the Company consisting of two components—a base management fee and an incentive fee.

Prior to a Qualified IPO, the base management fee is calculated and payable quarterly in arrears at an annual rate of 1.50% of the average daily gross assets of the Company for the period adjusted for share issuances or repurchases, excluding any cash and cash equivalents and including assets acquired through the incurrence of debt from use of the SPV Credit Facility, Credit Facility and 2015-1 Notes (see Note 6, Borrowings, and Note 7, 2015-1 Notes). For purposes of this calculation, cash and cash equivalents include any temporary investments in cash-equivalents, U.S. government securities and other high quality investment grade debt investments that mature in 12 months or less from the date of investment. Base management fees for any partial quarter are prorated. The Investment Adviser waived its right to receive one-third (0.50%) of the base management fee prior to a Qualified IPO. The fee waiver will terminate if and when a Qualified IPO has been consummated. Any waived base management fees are not subject to recoupment by the Investment Adviser.

The incentive fee has two parts. The first part is calculated and payable quarterly in arrears based on the pre-incentive fee net investment income for the immediately preceding calendar quarter. The second part is determined and payable in arrears based on capital gains as of the end of each calendar year.

Pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the operating expenses accrued for the quarter (including the base management fee, expenses payable under the administration agreement, and any interest expense or fees on any credit facilities or outstanding debt and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income does not include, in the case of investments with a deferred interest feature (such as OID, debt instruments with pay-in-kind interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

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

For the years ended December 31, 2016, 2015 and 2014, base management fees were $12,359, $8,907 and $4,373, respectively (net of waiver of $6,180, $4,454 and $2,186, respectively), incentive fees related to pre-incentive fee net investment income were $14,905, $8,881 and $3,578, respectively, and there were no incentive fees related to realized capital gains. For the years ended December 31, 2016, 2015 and 2014, there were no accrued capital gains incentive fees based upon the cumulative net realized and unrealized appreciation (depreciation) as of December 31, 2016, 2015 and 2014, respectively. The accrual for any capital gains incentive fee under US GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual.

As of December 31, 2016 and 2015, $8,157 and $5,277, respectively, was included in base management and incentive fees payable in the accompanying Consolidated Statements of Assets and Liabilities.

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

The initial term of the Administration Agreement is two years from April 3, 2013 and, unless terminated earlier, the Administration Agreement will renew automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (i) the vote of the Board of Directors or by a majority vote of the outstanding voting securities of the Company and (ii) the vote of a majority of the Company’s Independent Directors. On March 20, 2017, the Company’s Board of Directors, including a majority of the Independent Directors, approved the continuance of the Administration Agreement for a one year period. The Administration Agreement may not be assigned by a party without the consent of the other party and may be terminated by either party without penalty upon at least 60 days’ written notice to the other party.

For the years ended December 31, 2016, 2015 and 2014, the Company incurred $703, $595 and $626, respectively, in fees under the Administrative Agreement, which were included in administrative service fees in the accompanying Consolidated Statements of Operations. As of December 31, 2016 and 2015, $137 and $97, respectively, was unpaid and included in administrative service fees payable in the accompanying Consolidated Statements of Assets and Liabilities.

Sub-Administration Agreements

On April 3, 2013, the Administrator entered into sub-administration agreements with Carlyle Employee Co. and CELF Advisors LLP (“CELF”) (the “Carlyle Sub-Administration Agreements”). Pursuant to the Carlyle Sub-Administration Agreements, Carlyle Employee Co. and CELF provide the Administrator with access to personnel.

On April 3, 2013, the Administrator entered into a sub-administration agreement with State Street Bank and Trust Company (“State Street” and, such agreement, the “State Street Sub-Administration Agreement” and, together with the Carlyle Sub-Administration Agreements, the “Sub-Administration Agreements”). On March 11, 2015, the Company’s Board of Directors, including a majority of the Independent Directors, approved an amendment to the State Street Sub-Administration Agreement. The initial term of the State Street Sub-Administration Agreement ends on April 1, 2017 and, unless terminated earlier, the State Street Sub-Administration Agreement will renew automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (i) the vote of the Board of Directors or by the vote of a majority of the outstanding voting securities of the Company and (ii) the vote of a majority of the Company’s Independent Directors. The State Street Sub-Administration Agreement may be terminated upon at least 60 days’

written notice and without penalty by the vote of a majority of the outstanding securities of the Company, or by the vote of the Board of Directors or by either party to the State Street Sub-Administration Agreement.

For the years ended December 31, 2016, 2015 and 2014, fees incurred in connection with the State Street Sub-Administration Agreement, which amounted to $602, $486 and $222, respectively, were included in other general and administrative in the accompanying Consolidated Statements of Operations. As of December 31, 2016 and 2015, $159 and $138, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.

Placement Fees

On April 3, 2013, the Company entered into a placement fee arrangement with TCG Securities, L.L.C. (“TCG”), a licensed broker-dealer and an affiliate of the Investment Adviser, which may require stockholders to pay a placement fee to TCG for TCG’s services.

For the years ended December 31, 2016, 2015 and 2014, TCG earned placement fees of $12, $6 and $1, respectively, from the Company’s stockholders in connection with the issuance or sale of the Company’s common stock.

Board of Directors

The Company’s Board of Directors currently consists of five members, three of whom are Independent Directors. On April 3, 2013, the Board of Directors also established an Audit Committee consisting of its Independent Directors, and may establish additional committees in the future. For the years ended December 31, 2016, 2015 and 2014, the Company incurred $553, $419 and $395, respectively, in fees and expenses associated with its Independent Directors and Audit Committee. As of December 31, 2016 and 2015, $0 was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities. As of December 31, 2016 and 2015, current directors had committed $765 in capital commitments to the Company.

Transactions

On May 13, 2016 and October 14, 2016, the Company sold investments to a wholly owned subsidiary of Credit Fund for proceeds of $20,038 and $19,800, respectively. The Company had no realized gain or loss on these trades. See Note 5, Middle Market Credit Fund, LLC, for further information about Credit Fund.

5. MIDDLE MARKET CREDIT FUND, LLC

Overview

On February 29, 2016, the Company and Credit Partners entered into the Limited Liability Company Agreement to co-manage Credit Fund, an unconsolidated Delaware limited liability company. Credit Fund primarily invests in first lien loans of middle market companies. Credit Fund is managed by a six-member board of managers, on which the Company and Credit Partners each have equal representation. The Company and Credit Partners each have 50% economic ownership of Credit Fund and have commitments to fund, from time to time, capital of up to $400,000 each. Funding of such commitments generally requires the approval of the board of Credit Fund, including the board members appointed by the Company.

Together with Credit Partners, the Company co-invests through Credit Fund. Portfolio and investment decisions with respect to Credit Fund must be unanimously approved by a quorum of Credit Fund’s investment committee consisting of an equal number of representatives of the Company and Credit Partners. Therefore, although the Company owns more than 25% of the voting securities of Credit Fund, the Company does not believe that it has control over Credit Fund (other than for purposes of the Investment Company Act). Middle

Market Credit Fund SPV, LLC (the “Credit Fund Sub”), a Delaware limited liability company, was formed on April 5, 2016. Credit Fund Sub primarily invests in first lien loans of middle market companies. Credit Fund Sub is a wholly owned subsidiary of Credit Fund and is consolidated in Credit Fund’s consolidated financial statements commencing from the date of its formation.

Selected Financial Data

Since inception of Credit Fund and through December 31, 2016, the Company and Credit Partners each made capital contributions of $1 in members’ equity and $35,000 in subordinated loans to Credit Fund. Additionally, Credit Fund had net borrowings of $62,384 in mezzanine loans under a revolving credit facility with the Company (the “Credit Fund Facility”). As of December 31, 2016, Credit Fund had subordinated loans and members’ capital of $74,547 and mezzanine loans of $62,384. The Company’s ownership interest in such subordinated loans and members’ capital was $37,273 and in such mezzanine loans was $62,384.

As of December 31, 2016, Credit Fund held cash and cash equivalents totaling $6,103.

As of December 31, 2016, Credit Fund had total investments at fair value of $437,829, which was comprised of first lien senior secured loans and second lien senior secured loans to 28 portfolio companies. As of December 31, 2016, no loans in Credit Fund’s portfolio were on non-accrual status or contained PIK provisions. All investments in the portfolio were floating rate debt instruments with interest rate floors. The portfolio companies in Credit Fund are U.S. middle market companies in industries similar to those in which the Company may invest directly. Additionally, as of December 31, 2016, Credit Fund had commitments to fund various undrawn revolvers and delayed draw investments to its portfolio companies totaling $30,361.

Below is a summary of Credit Fund’s portfolio, followed by a listing of the loans in Credit Fund’s portfolio as of December 31, 2016:

As of December 31, 2016
Senior secured loans (1)	$439,086
Weighted average yields of senior secured loans based on amortized cost (2)	6.47%
Weighted average yields of senior secured loans based on fair value (2)	6.41%
Number of portfolio companies in Credit Fund	28

(1)	At par/principal amount.
(2)	Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of December 31, 2016. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.

Consolidated Schedule of Investments as of December 31, 2016
Investments (1)	Industry	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
First Lien Debt (99.31% of fair value)
AM Conservation Holding Corporation (2)(3)(4)	Energy: Electricity	L + 4.75% (1.00% Floor)	10/31/2022	$30,000	$29,721	$29,925
Datapipe, Inc. (2)(3)(4)(11)	Telecommunications	L + 4.75% (1.00% Floor)	3/15/2019	9,750	9,654	9,764
Dimora Brands, Inc. (fka TK USA Enterprises, Inc.) (2)(3)(4)(11)	Construction & Building	L + 4.50% (1.00% Floor)	4/4/2023	19,850	19,580	19,723
Diversitech Corporation (2)(4)(10)(11)	Capital Equipment	P + 3.50%	11/19/2021	14,803	14,617	14,803
DTI Holdco, Inc. (2)(3)(4)(7)	High Tech Industries	L + 5.25% (1.00% Floor)	9/30/2023	19,950	19,751	19,651
DYK Prime Acquisition LLC (2)(3)(4)	Chemicals, Plastics & Rubber	L + 4.75% (1.00% Floor)	4/1/2022	5,775	5,735	5,775
EAG, Inc. (2)(3)(4)(11)	Services: Business	L + 4.25% (1.00% Floor)	7/28/2018	8,713	8,686	8,720
EIP Merger Sub, LLC (Evolve IP) (2)(3)(4)(8)	Telecommunications	L + 6.25% (1.00% Floor)	6/7/2021	22,971	22,323	22,509
EIP Merger Sub, LLC (Evolve IP) (2)(3)(4)(9)	Telecommunications	L + 6.25% (1.00% Floor)	6/7/2021	1,500	1,455	1,468
Empower Payments Acquisitions, Inc. (2)(3)(7)	Media: Advertising, Printing & Publishing	L + 5.50% (1.00% Floor)	11/30/2023	17,500	17,154	17,279
Generation Brands Holdings, Inc. (2)(3)(4)	Durable Consumer Goods	L + 5.00% (1.00% Floor)	6/10/2022	19,900	19,712	20,099
Jensen Hughes, Inc. (2)(3)(4)(10)	Utilities: Electric	L + 5.00% (1.00% Floor)	12/4/2021	20,409	20,188	20,327
Kestra Financial, Inc. (2)(3)(4)	Banking, Finance, Insurance & Real Estate	L + 5.25% (1.00% Floor)	6/24/2022	19,900	19,632	19,814
MSHC, Inc. (2)(3)(4)(10)	Construction & Building	L + 5.00% (1.00% Floor)	7/19/2021	13,177	13,062	13,003
PAI Holdco, Inc. (Parts Authority) (2)(3)(4)	Automotive	L + 4.75% (1.00% Floor)	12/30/2022	9,950	9,886	9,950
Pasternack Enterprises, Inc. (Infinite RF) (2)(3)(4)	Capital Equipment	L + 5.00% (1.00% Floor)	5/27/2022	11,941	11,844	11,941
Q Holding Company (2)(3)(4)	Automotive	L + 5.00% (1.00% Floor)	12/18/2021	13,964	13,828	13,941
QW Holding Corporation (Quala) (2)(3)(4)(7)(10)	Environmental Industries	L + 6.75% (1.00% Floor)	8/31/2022	8,975	8,413	9,030
Restaurant Technologies, Inc. (2)(3)(4)	Retail	L + 4.75% (1.00% Floor)	11/23/2022	23,514	23,117	23,443
RelaDyne Inc. (2)(3)(4)(10)	Wholesale	L + 5.25% (1.00% Floor)	7/22/2022	14,000	13,871	13,969
Systems Maintenance Services Holding, Inc. (2)(3)(4)	High Tech Industries	L + 5.00% (1.00% Floor)	10/30/2023	12,000	11,885	12,001
T2 Systems Canada, Inc. (2)(3)(4)(11)	Transportation: Consumer	L + 6.75% (1.00% Floor)	9/28/2022	2,700	2,635	2,727
T2 Systems, Inc. (2)(3)(4)(10)(11)	Transportation: Consumer	L + 6.75% (1.00% Floor)	9/28/2022	15,300	14,888	15,473
The Original Cakerie, Ltd. (Canada) (2)(3)(4)(10)	Beverage, Food & Tobacco	L + 5.00% (1.00% Floor)	7/20/2021	7,009	6,946	7,009
The Original Cakerie, Co. (Canada) (2)(3)(4)	Beverage, Food & Tobacco	L + 5.50% (1.00% Floor)	7/20/2021	3,621	3,591	3,621
U.S. Acute Care Solutions, LLC (2)(3)(4)	Health & Pharmaceuticals	L + 5.00% (1.00% Floor)	5/15/2021	26,400	26,154	26,336
U.S. Anesthesia Partners, Inc. (2)(3)(4)	Health & Pharmaceuticals	L + 5.00% (1.00% Floor)	12/31/2019	10,374	10,275	10,362
Vantage Specialty Chemicals, Inc. (2)(3)(4)(11)	Chemicals, Plastics & Rubber	L + 4.50% (1.00% Floor)	2/5/2021	17,910	17,786	17,903

Consolidated Schedule of Investments as of December 31, 2016
Investments (1)	Industry	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
WIRB – Copernicus Group, Inc. (2)(3)(4)	Health & Pharmaceuticals	L + 5.00% (1.00% Floor)	8/12/2022	$7,980	$7,916	$8,050
Zest Holdings, LLC (2)(3)(4)	Durable Consumer Goods	L + 4.75% (1.00% Floor)	8/16/2020	8,700	8,658	8,749
Zywave, Inc. (2)(3)(4)(7)(10)	High Tech Industries	L + 5.00% (1.00% Floor)	11/17/2022	17,500	17,315	17,434

First Lien Debt Total					$430,278	$434,799

Second Lien Debt (0.69% of fair value)
Vantage Specialty Chemicals, Inc. (2)(3)(4)(11)	Chemicals, Plastics & Rubber	L + 8.75% (1.00% Floor)	2/5/2022	$2,000	$1,960	$1,987
Zywave, Inc. (2)(3)(4)	High Tech Industries	L + 9.00% (1.00% Floor)	11/17/2023	1,050	1,034	1,043

Second Lien Debt Total					$2,994	$3,030

Total Investments					$433,272	$437,829

(1)	Unless otherwise indicated, issuers of investments held by Credit Fund are domiciled in the United States. As of December 31, 2016, the geographical composition of investments as a percentage of fair value was 2.43% in Canada and 97.57% in the United States.
(2)	Variable rate loans to the portfolio companies bear interest at a rate that may be determined by reference to either LIBOR or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate (“P”)), which generally resets quarterly. For each such loan, Credit Fund has provided the interest rate in effect as of December 31, 2016. As of December 31, 2016, all of Credit Fund’s LIBOR loans were indexed to the 90-day LIBOR rate at 1.00%, except for those loans as indicated in Note 11 below, and the U.S. Prime Rate loan was indexed at 3.75%.
(3)	Loan includes interest rate floor feature.
(4)	Denotes that all or a portion of the assets are owned by Credit Fund Sub. Credit Fund Sub has entered into a revolving credit facility (the “Credit Fund Sub Facility”). The lenders of the Credit Fund Sub Facility have a first lien security interest in substantially all of the assets of Credit Fund Sub. Accordingly, such assets are not available to creditors of Credit Fund.
(5)	Amortized cost represents original cost, including origination fees, adjusted for the accretion/amortization of discounts/premiums, as applicable, on debt investments using the effective interest method.
(6)	Fair value is determined in good faith by or under the direction of the board of managers of Credit Fund, pursuant to Credit Fund’s valuation policy, which is substantially similar to the valuation policy of the Company provided in Note 3, Fair Value Measurements.
(7)	Denotes that all or a portion of the assets are owned by Credit Fund. Credit Fund has entered into the Credit Fund Facility. The lenders of the Credit Fund Facility have a first lien security interest in substantially all of the assets of Credit Fund. Accordingly, such assets are not available to creditors of Credit Fund Sub.
(8)	Credit Fund receives less than the stated interest rate of this loan as a result of an agreement among lenders. The interest rate reduction is 1.25% on EIP Merger Sub, LLC (Evolve IP). Pursuant to the agreement among lenders in respect of this loan, this investment represents a first lien/first out loan, which has first priority ahead of the first lien/last out loan with respect to principal, interest and other payments.
(9)	In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company is entitled to receive additional interest as a result of an agreement among lenders as follows: EIP Merger Sub, LLC (Evolve IP) (3.84%). Pursuant to the agreement among lenders in respect of this loan, this investment represents a first lien/last out loan, which has a secondary priority behind the first lien/first out loan with respect to principal, interest and other payments.

(10)	As of December 31, 2016, Credit Fund had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

First Lien Debt – unfunded delayed draw and revolving term loans commitments	Type	Unused Fee	Par/ Principal Amount	Fair Value
Diversitech Corporation	Delayed Draw	1.00%	$5,000	$—
Jensen Hughes, Inc.	Revolver	0.50%	2,000	(7)
Jensen Hughes, Inc.	Delayed Draw	0.50%	1,461	(5)
MSHC, Inc.	Delayed Draw	1.50%	1,790	(21)
QW Holding Corporation (Quala)	Revolver	1.00%	5,086	14
QW Holding Corporation (Quala)	Delayed Draw	1.00%	5,918	17
RelaDyne Inc.	Revolver	0.50%	2,162	(6)
RelaDyne Inc.	Delayed Draw	0.50%	1,824	(5)
T2 Systems, Inc.	Revolver	1.00%	1,955	20
The Original Cakerie, Ltd. (Canada)	Revolver	0.50%	1,665	—
Zywave, Inc.	Revolver	0.50%	1,500	(5)

Total unfunded commitments			$30,361	$2

(11)	As of December 31, 2016, this LIBOR loan was indexed to the 30-day LIBOR rate at 0.77%.

Below is certain summarized consolidated financial information for Credit Fund as of December 31, 2016. Credit Fund commenced operations in May 2016.

December 31, 2016
Selected Consolidated Balance Sheet Information
ASSETS
Investments, at fair value (amortized cost of $433,272)	$437,829
Cash and other assets	11,326

Total assets	$449,155

LIABILITIES AND MEMBERS’ EQUITY
Secured borrowings	$248,540
Mezzanine loans	62,384
Other liabilities	63,684
Subordinated loans and members’ equity	74,547

Liabilities and members’ equity	$449,155

Selected Consolidated Statement of Operations Information:
Total investment income	$9,973

Expenses
Interest and credit facility expenses	5,410
Other expenses	1,266

Total expenses	6,676

Net investment income (loss)	3,297

Net realized gain (loss) on investments	41
Net change in unrealized appreciation (depreciation) on investments	4,557

Net increase (decrease) resulting from operations	$7,895

Debt

Credit Fund Facility

On June 24, 2016, Credit Fund entered into the Credit Fund Facility with the Company pursuant to which Credit Fund may from time to time request mezzanine loans from the Company. The maximum principal amount of the Credit Fund Facility is $100,000. The maturity date of the Credit Fund Facility is June 24, 2017. Amounts borrowed under the Credit Fund Facility bear interest at a rate of LIBOR plus 9.50%.

During the year ended December 31, 2016, there were mezzanine loan borrowings of $84,784 and repayments of $22,400 under the Credit Fund Facility. As of December 31, 2016, there were $62,384 in mezzanine loans outstanding.

As of December 31, 2016, Credit Fund was in compliance with all covenants and other requirements of the Credit Fund Facility.

Credit Fund Sub Facility

On June 24, 2016, Credit Fund Sub closed on the Credit Fund Sub Facility with lenders. The Credit Fund Sub Facility provides for secured borrowings during the applicable revolving period up to an amount equal to $450,000, with an accordion feature that can, subject to certain conditions, increase the aggregate maximum credit commitment up to an amount not to exceed $1,400,000. The facility is secured by a first lien security interest in substantially all of the portfolio investments held by Credit Fund Sub and the Company’s and Credit Partners’ unfunded capital commitments. The maturity date of the Credit Fund Sub Facility is June 24, 2022. Amounts borrowed under the Credit Fund Sub Facility bear interest at a rate of LIBOR plus 2.50%.

During the year ended December 31, 2016, there were secured borrowings of $248,540 under the Credit Fund Sub Facility. As of December 31, 2016, there was $248,540 in secured borrowings outstanding.

As of December 31, 2016, Credit Fund Sub was in compliance with all covenants and other requirements of the Credit Fund Sub Facility.

6. BORROWINGS

In accordance with the Investment Company Act, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 200% after such borrowing. As of December 31, 2016 and 2015, asset coverage was 209.97% and 212.70%, respectively. During the years ended December 31, 2016, 2015 and 2014, there were secured borrowings of $566,351, $402,200 and $420,023, respectively, under the SPV Credit Facility and Credit Facility and repayments of $378,779, $476,328 and $178,404, respectively, under the SPV Credit Facility and Credit Facility. As of December 31, 2016 and 2015, there were $421,885 and $234,313, respectively, in secured borrowings outstanding.

SPV Credit Facility

The SPV closed on May 24, 2013 on the SPV Credit Facility, which was subsequently amended on June 30, 2014, June 19, 2015 and June 9, 2016. The SPV Credit Facility provides for secured borrowings during the applicable revolving period up to an amount equal to the lesser of $400,000 (the borrowing base as calculated pursuant to the terms of the SPV Credit Facility) and the amount of net cash proceeds and unpledged capital commitments the Company has received, with an accordion feature that can, subject to certain conditions, increase the aggregate maximum credit commitment up to an amount not to exceed $750,000, subject to restrictions imposed on borrowings under the Investment Company Act and certain restrictions and conditions set forth in the SPV Credit Facility, including adequate collateral to support such borrowings. The SPV Credit Facility has a revolving period through May 23, 2019 and a maturity date of May 24, 2021. Borrowings under the

SPV Credit Facility bear interest initially at the applicable commercial paper rate (if the lender is a conduit lender) or LIBOR (or, if applicable, a rate based on the prime rate or federal funds rate) plus 2.00% per year through May 23, 2018, with a pre-determined future interest rate increase of 0.50% during the final year of the revolving period and pre-determined future interest rate increases of 0.875%-1.75% over the two years following the end of the revolving period. The SPV is also required to pay an undrawn commitment fee of between 0.25% and 0.75% per year depending on the usage of the SPV Credit Facility. Payments under the SPV Credit Facility are made quarterly. The lenders have a first lien security interest on substantially all of the assets of the SPV.

As part of the SPV Credit Facility, the SPV is subject to limitations as to how borrowed funds may be used and the types of loans that are eligible to be acquired by the SPV including, but not limited to, restrictions on sector and geographic concentrations, loan size, payment frequency, tenor and minimum investment ratings (or estimated ratings). In addition, borrowed funds are intended to be used primarily to purchase first lien loan assets, and the SPV is limited in its ability to purchase certain other assets (including, but not limited to, second lien loans, covenant-lite loans, revolving and delayed draw loans and discount loans) and other assets are not permitted to be purchased (including, but not limited to paid-in-kind loans and structured finance obligations). The SPV Credit Facility has certain requirements relating to interest coverage, collateral quality and portfolio performance, including limitations on delinquencies and charge offs, certain violations of which could result in the immediate acceleration of the amounts due under the SPV Credit Facility. The SPV Credit Facility is also subject to a borrowing base that applies different advance rates to assets held by the SPV based generally on the fair market value of such assets. Under certain circumstances as set forth in the SPV Credit Facility, the Company could be obliged to repurchase loans from the SPV.

As of December 31, 2016 and 2015, the SPV was in compliance with all covenants and other requirements of the SPV Credit Facility.

Credit Facility

The Company closed on March 21, 2014 on the Credit Facility, which was subsequently amended on January 8, 2015 and May 25, 2016 (the “Second Facility Amendment”). The maximum principal amount of the Credit Facility is $220,000, subject to availability under the Credit Facility, which is based on certain advance rates multiplied by the value of the Company’s portfolio investments (subject to certain concentration limitations) net of certain other indebtedness that the Company may incur in accordance with the terms of the Credit Facility. Proceeds of the Credit Facility may be used for general corporate purposes, including the funding of portfolio investments. Maximum capacity under the Credit Facility may be increased to $225,000 through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Credit Facility includes a $20,000 limit for swingline loans and a $5,000 limit for letters of credit. The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Credit Facility, including amounts drawn in respect of letters of credit, bear interest at either LIBOR plus an applicable spread of 2.25%, or an “alternative base rate” (which is the highest of a prime rate, the federal funds effective rate plus 0.50%, or one month LIBOR plus 1.00%) plus an applicable spread of 1.25%. The Company may elect either the LIBOR or the “alternative base rate” at the time of drawdown, and loans may be converted from one rate to another at any time, subject to certain conditions. The Company also pays a fee of 0.375% on undrawn amounts under the Credit Facility and, in respect of each undrawn letter of credit, a fee and interest rate equal to the then-applicable margin under the Credit Facility while the letter of credit is outstanding. The availability period under the Credit Facility will terminate on March 21, 2020 and the Credit Facility will mature on March 21, 2021. During the period from March 21, 2020 to March 21, 2021, the Company will be obligated to make mandatory prepayments under the Credit Facility out of the proceeds of certain asset sales, other recovery events and equity and debt issuances.

Subject to certain exceptions, the Credit Facility is secured by a first lien security interest in substantially all of the portfolio investments held by the Company and the Company’s unfunded investor equity capital commitments (provided that the amount of unfunded capital commitments ultimately available to the lenders is limited to $100,000). The pledge of unfunded investor equity capital commitments was subject to release once $100,000 of incremental capital had been called and received by the Company subsequent to January 8, 2015. The pledge of unfunded investor equity capital commitments had been released as of December 31, 2016. The Credit Facility includes customary covenants, including certain financial covenants related to asset coverage, shareholders’ equity and liquidity, certain limitations on the incurrence of additional indebtedness and liens, and other maintenance covenants, as well as usual and customary events of default for senior secured revolving credit facilities of this nature.

Related to the Second Credit Facility Amendment, $380 of deferred financing costs (representing the prorated financing costs related to a departing lender) were immediately expensed on May 25, 2016 in lieu of continuing to amortize over the term of the Credit Facility.

As of December 31, 2016 and 2015, the Company was in compliance with all covenants and other requirements of the Credit Facility.

Summary of Facilities

The facilities of the Company and the SPV consisted of the following as of December 31, 2016 and 2015:

	December 31, 2016
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
SPV Credit Facility	$400,000	$252,885	$147,115	$5,988
Credit Facility	220,000	169,000	51,000	51,000

Total	$620,000	$421,885	$198,115	$56,988

	December 31, 2015
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
SPV Credit Facility	$400,000	$170,313	$229,687	$3,155
Credit Facility	150,000	64,000	86,000	86,000

Total	$550,000	$234,313	$315,687	$89,155

(1)	The unused portion is the amount upon which commitment fees are based.
(2)	Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.

As of December 31, 2016 and 2015, $1,667 and $966, respectively, of interest expense, $203 and $141, respectively, of unused commitment fees and $23 and $22, respectively, of other fees were included in interest and credit facility fees payable. For the years ended December 31, 2016, 2015 and 2014, the weighted average interest rate was 2.73%, 2.23% and 2.18%, respectively, and average principal debt outstanding was $307,734, $265,277 and $164,980, respectively. As of December 31, 2016, 2015 and 2014, the weighted average interest rate was 2.92%, 2.37% and 2.17%, respectively, based on floating LIBOR rates.

For the years ended December 31, 2016, 2015 and 2014, the components of interest expense and credit facility fees were as follows:

	For the years ended December 31,
	2016	2015	2014
Interest expense	$8,559	$6,008	$3,648
Facility unused commitment fee	1,253	847	1,129
Amortization of deferred financing costs	1,213	945	1,820
Other fees	107	106	103

Total interest expense and credit facility fees	$11,132	$7,906	$6,700

Cash paid for interest expense	$7,828	$6,062	$2,882

7. 2015-1 Notes

On June 26, 2015, the Company completed the 2015-1 Debt Securitization. The 2015-1 Notes were issued by the 2015-1 Issuer, a wholly owned and consolidated subsidiary of the Company, and are secured by a diversified portfolio of the 2015-1 Issuer consisting primarily of first and second lien senior secured loans. The 2015-1 Debt Securitization was executed through a private placement of the 2015-1 Notes, consisting of $160 million of Aaa/AAA Class A-1A Notes which bear interest at the three-month London Interbank Offered Rate (“LIBOR”) plus 1.85%; $40 million of Aaa/AAA Class A-1B Notes which bear interest at the three-month LIBOR plus 1.75% for the first 24 months and the three-month LIBOR plus 2.05% thereafter; $27 million of Aaa/AAA Class A-1C Notes which bear interest at 3.75%; and $46 million of Aa2 Class A-2 Notes which bear interest at the three month LIBOR plus 2.70%. The 2015-1 Notes were issued at par and are scheduled to mature on July 15, 2027. The Company received 100% of the preferred interests (the “Preferred Interests”) issued by the 2015-1 Issuer on the closing date of the 2015-1 Debt Securitization in exchange for the Company’s contribution to the Issuer of the initial closing date loan portfolio. The Preferred Interests do not bear interest and had a nominal value of $125.9 million at closing. In connection with the contribution, the Company made customary representations, warranties and covenants to the 2015-1 Issuer in the purchase agreement. The Class A-1A, Class A-1B and Class A-1C and Class A-2 Notes are included in the December 31, 2016 consolidated financial statements. The Preferred Interests were eliminated in consolidation.

On the closing date of the 2015-1 Debt Securitization, the 2015-1 Issuer effected a one-time distribution to the Company of a substantial portion of the proceeds of the private placement of the 2015-1 Notes, net of expenses, which distribution was used to repay a portion of certain amounts outstanding under the SPV Credit Facility and the Credit Facility. As part of the 2015-1 Debt Securitization, certain first and second lien senior secured loans were distributed by the SPV to the Company pursuant to a distribution and contribution agreement. The Company contributed the loans that comprised the initial closing date loan portfolio (including the loans distributed to the Company from the SPV) to the 2015-1 Issuer pursuant to a contribution agreement. Future loan transfers from the Company to the 2015-1 Issuer will be made pursuant to a sale agreement and are subject to the approval of the Company’s Board of Directors. Assets of the 2015-1 Issuer are not available to the creditors of the SPV or the Company. In connection with the issuance and sale of the 2015-1 Notes, the Company made customary representations, warranties and covenants in the purchase agreement.

During the reinvestment period, pursuant to the indenture governing the 2015-1 Notes, all principal collections received on the underlying collateral may be used by the 2015-1 Issuer to purchase new collateral under the direction of Investment Adviser in its capacity as collateral manager of the 2015-1 Issuer and in accordance with the Company’s investment strategy.

The Investment Adviser serves as collateral manager to the 2015-1 Issuer under a collateral management agreement (the “Collateral Management Agreement”). Pursuant to the Collateral Management Agreement, the 2015-1 Issuer pays management fees (comprised of base management fees, subordinated management fees and incentive management fees) to the Investment Adviser for rendering collateral management services. As per the Collateral Management Agreement, for the period the Company retains all of the Preferred Interests, the Investment Adviser does not earn management fees for providing such collateral management services. The Company currently retains all of the Preferred Interests, thus the Investment Adviser did not earn any management fees from the 2015-1 Issuer for the year ended December 31, 2016. Any such waived fees may not be recaptured by the Investment Adviser.

Pursuant to an undertaking by the Company in connection with the 2015-1 Debt Securitization, the Company has agreed to hold on an ongoing basis Preferred Interests with an aggregate dollar purchase price at least equal to 5% of the aggregate outstanding amount of all collateral obligations by the 2015-1 Issuer for so long as any securities of the 2015-1 Issuer remain outstanding. As of December 31, 2016, the Company was in compliance with its undertaking.

The 2015-1 Issuer pays ongoing administrative expenses to the trustee, independent accountants, legal counsel, rating agencies and independent managers in connection with developing and maintaining reports, and providing required services in connection with the administration of the 2015-1 Issuer.

As of December 31, 2016, there were 62 first lien and second lien senior secured loans with a total fair value of approximately $389,437 securing the 2015-1 Notes. The pool of loans in the securitization must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture governing the 2015-1 Notes.

For the years ended December 31, 2016 and 2015, the weighted average interest rate, which includes amortization of debt issuance costs on the 2015-1 Notes, was 2.89% and 2.45%, respectively, based on floating LIBOR rates.

For the years ended December 31, 2016, 2015 and 2014, the components of interest expense on the 2015-1 Notes were as follows:

	For the years ended December 31,
	2016	2015	2014
Interest expense	$7,698	$3,468	$—
Amortization of debt issuance costs	205	106	—

Total interest expense and credit facility fees	$7,903	$3,574	$—

Cash paid for interest expense	$7,439	$2,021	$—

8. COMMITMENTS AND CONTINGENCIES

A summary of significant contractual payment obligations was as follows as of December 31, 2016 and 2015:

	SPV Credit Facility and Credit Facility		2015-1 Notes
Payment Due by Period	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Less than 1 Year	$—	$—	$—	$—
1-3 Years	—	—	—	—
3-5 Years	421,885	64,000	—	—
More than 5 Years	—	170,313	273,000	273,000

Total	$421,885	$234,313	$273,000	$273,000

In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of December 31, 2016 and 2015 for any such exposure.

As of December 31, 2016 and 2015, the Company had $1,222,358 and $1,174,340, respectively, in total capital commitments from stockholders, of which $421,698 and $559,214, respectively, was unfunded. As of December 31, 2016 and 2015, current directors had committed $765 in capital commitments to the Company.

The Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par Value as of
	December 31, 2016	December 31, 2015
Unfunded delayed draw commitments	$35,704	$20,695
Unfunded revolving term loan commitments	24,063	3,906

Total unfunded commitments	$59,767	$24,601

As of December 31, 2016, the Company had remaining commitments to fund, from time to time, capital to Credit Fund of up to $364,999. Funding of such commitments generally requires the approval of the board of Credit Fund, including the board members appointed by the Company. As of December 31, 2016, the Company had remaining commitments to fund, from time to time, mezzanine loans to Credit Fund of up to $37,617, of which $13,500 was available for borrowing based on the computation of collateral to support the borrowings.

9. NET ASSETS

The Company has the authority to issue 200,000,000 shares of common stock, $0.01 per share par value.

During the year ended December 31, 2016, the Company issued 10,178,235 shares for $185,816 including reinvestment of dividends. The following table summarizes capital activity during the year ended December 31, 2016:

	Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss) on Investments	Accumulated Net Unrealized Appreciation (Depreciation) on Investments	Total Net Assets
	Shares	Amount
Balance, beginning of year	31,524,083	$315	$613,944	$(74)	$(12,994)	$(2,411)	$(27,054)	$571,726
Common stock issued	10,162,898	102	185,435	—	—	—	—	185,537
Reinvestment of dividends	15,337	—	279	—	—	—	—	279
Net investment income (loss)	—	—	—	—	59,621	—	—	59,621
Net realized gain (loss) on investments	—	—	—	—	—	(9,644)	—	(9,644)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	—	19,832	19,832
Dividends declared	—	—	—	—	(63,214)	—	—	(63,214)
Tax reclassification of stockholders’ equity in accordance with US GAAP	—	—	(78)	—	13,380	(13,302)	—	—

Balance, end of year	41,702,318	$417	$799,580	$(74)	$(3,207)	$(25,357)	$(7,222)	$764,137

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

The following table summarizes total shares issued and proceeds received related to capital subscriptions for the Company’s common stock and reinvestment of dividends during the year ended December 31, 2016:

	Shares Issued	Proceeds Received
January 22, 2016*	3,885	$74
March 11, 2016	1,815,181	33,000
April 22, 2016*	2,988	54
May 6, 2016	1,510,859	26,999
June 24, 2016	1,660,333	30,102
July 22, 2016*	3,756	66
August 26, 2016	1,909,449	35,000
September 16, 2016	1,360,948	25,001
October 24, 2016*	4,708	85
November 18, 2016	1,906,128	35,435

Total	10,178,235	$185,816

* Represents shares issued upon the reinvestment of dividends.

The following table summarizes total shares issued and proceeds received related to capital subscriptions for the Company’s common stock and reinvestment of dividends during the year ended December 31, 2015:

	Shares Issued	Proceeds Received
January 16, 2015	924,977	$18,000
January 26, 2015*	1,051	20
February 26, 2015	2,312,659	45,005
April 21, 2015*	1,351	25
May 1, 2015	1,462,746	28,085
May 22, 2015	1,708,068	33,000
June 25, 2015	2,412,386	46,992
July 22, 2015*	2,018	38
August 21, 2015	1,032,504	20,002
September 30, 2015	104,954	2,009
October 9, 2015	1,255,914	24,038
October 22, 2015*	2,458	47
December 21, 2015	2,370,300	45,224

Total	13,591,386	$262,485

* Represents shares issued upon the reinvestment of dividends.

The following table summarizes total shares issued and proceeds received related to capital subscriptions for the Company’s common stock and reinvestment of dividends during the year ended December 31, 2014:

	Shares Issued	Proceeds Received
January 27, 2014	1,020,810	$19,998
February 21, 2014	491,849	9,689
March 21, 2014	1,802,772	35,785
April 14, 2014*	148	3
July 14, 2014*	586	12
September 17, 2014	643,060	12,790
October 9, 2014*	986	19
October 16, 2014	1,134,723	22,502
November 3, 2014	1,008,570	20,000
December 9, 2014	2,253,203	44,005

Total	8,356,707	$164,803

* Represents shares issued upon the reinvestment of dividends.

Subscribed but unissued shares are presented in equity with a deduction of subscriptions receivable until cash is received for a subscription. There were no subscribed but unissued shares as of December 31, 2016, 2015 and 2014.

Subscription transactions during the years ended December 31, 2016, 2015 and 2014 were executed at an offering price at a premium to net asset value due to the requirement to use prior quarter net asset value as offering price unless it would result in the Company selling shares of its common stock at a price below the current net asset value and also in order to effect a reallocation of organizational costs to subsequent investors. Such subscription transactions increased net asset value by $0.01 per share, $0.11 per share, and $0.09 per share, respectively, for the years ended December 31, 2016, 2015 and 2014, respectively.

The Company computes earnings per common share in accordance with ASC 260, Earnings Per Share. Basic earnings per common share were calculated by dividing net increase (decrease) in net assets resulting from operations attributable to the Company by the weighted-average number of common shares outstanding for the year.

Basic and diluted earnings per common share were as follows:

	For the years ended December 31,
	2016	2015	2014
Net increase (decrease) in net assets resulting from operations	$69,809	$18,673	$5,614
Weighted-average common shares outstanding	36,152,390	24,830,200	13,091,544

Basic and diluted earnings per common share	$1.93	$0.75	$0.43

The following table summarizes the Company’s dividends declared and payable since inception through the year ended December 31, 2016:

Date Declared	Record Date	Payment Date	Per Share Amount		Total Amount
March 13, 2014	March 31, 2014	April 14, 2014	$0.19		$2,449
June 26, 2014	June 30, 2014	July 14, 2014	$0.27		$3,481
September 12, 2014	September 18, 2014	October 9, 2014	$0.44		$5,956
December 19, 2014	December 29, 2014	January 26, 2015	$0.35		$6,276
March 11, 2015	March 13, 2015	April 17, 2015	$0.37		$7,833
June 24, 2015	June 30, 2015	July 22, 2015	$0.37		$9,902
September 24, 2015	September 24, 2015	October 22, 2015	$0.42		$11,670
December 29, 2015	December 29, 2015	January 22, 2016	$0.40		$12,610
December 29, 2015	December 29, 2015	January 22, 2016	$0.18	(1)	$5,674
March 10, 2016	March 14, 2016	April 22, 2016	$0.40		$13,337
June 8, 2016	June 8, 2016	July 22, 2016	$0.40		$13,943
September 28, 2016	September 28, 2016	October 24, 2016	$0.40		$15,917
December 29, 2016	December 29, 2016	January 24, 2017	$0.41		$17,098
December 29, 2016	December 29, 2016	January 24, 2017	$0.07	(1)	$2,919

(1)	Represents a special dividend.

10. CONSOLIDATED FINANCIAL HIGHLIGHTS

The following is a schedule of consolidated financial highlights for the years ended December 31, 2016, 2015, 2014 and 2013:

	For the years ended December 31,
	2016	2015	2014	2013
Per Share Data:
Net asset value per share, beginning of year	$18.14	$18.86	$19.42	$20.00
Net investment income (loss) (1)	1.65	1.43	1.09	(0.55)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	0.20	(0.52)	(0.49)	(0.34)

Net increase (decrease) in net assets resulting from operations	1.85	0.91	0.60	(0.89)

Dividends declared (2)	(1.68)	(1.74)	(1.25)	—
Effect of subscription offering price (3)	0.01	0.11	0.09	0.32
Offering costs	—	—	—	(0.01)

Net asset value per share, end of year	$18.32	$18.14	$18.86	$19.42

Number of shares outstanding, end of year	41,702,318	31,524,083	17,932,697	9,575,990
Total return (4)	10.25%	5.41%	3.55%	(2.90)%
Net assets, end of year	$764,137	$571,726	$338,257	$186,002
Ratio to average net assets (5):
Expenses net of waiver, before incentive fees	5.46%	5.11%	5.78%	9.75%
Expenses net of waiver, after incentive fees	7.69%	6.94%	7.15%	9.75%
Expenses gross of waiver, after incentive fees	8.62%	7.86%	7.98%	10.21%
Net investment income (loss) (6)	8.93%	7.33%	5.45%	(2.45)%
Interest expense and credit facility fees	2.85%	2.37%	2.56%	2.23%
Ratios/Supplemental Data:
Asset coverage, end of period	209.97%	212.70%	209.67%	378.35%
Portfolio turnover	32.39%	26.04%	28.06%	6.43%
Total committed capital, end of year	$1,222,358	$1,174,340	$1,129,522	$877,408
Ratio of total contributed capital to total committed capital, end of year	65.50%	52.38%	31.23%	21.43%
Weighted-average shares outstanding	36,152,390	24,830,200	13,091,544	3,016,298

(1)	For the years ended December 31, 2016, 2015 and 2014, net investment income (loss) per share was calculated as net investment income (loss) for the year divided by the weighted-average number of shares outstanding for the year. For the year ended December 31, 2013, net investment income (loss) per share was calculated as net investment income (loss) for the period divided by the weighted average number of shares outstanding for the period June 5, 2013 (date of issuance of shares related to the first capital drawdown) through December 31, 2013.
(2)	For the years ended December 31, 2016, 2015 and 2014, dividends declared per share was calculated as the sum of dividends declared during the year divided by the number of shares outstanding at each respective quarter-end date (refer to Notes 9 and 12).
(3)	Increase is due to offering price of subscriptions during the year (refer to Note 9).
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

Total return for the years ended December 31, 2016, 2015, 2014 and 2013 was inclusive of $0.01, $0.11, $0.09, and $0.32, respectively, per share increase in net asset value related to the offering price of subscriptions. Excluding the effects of the higher offering price of subscriptions, total return would have been 10.20%, 4.83%, 3.09%, and (4.50%), respectively (refer to Note 9).
(5)	The Company commenced operations on May 2, 2013; therefore, ratios to average net assets and portfolio turnover for the year ended December 31, 2013 may have been different had there been a full year of operations.
(6)	The net investment income ratio is net of the waiver of base management fees.

11. LITIGATION

The Company may become party to certain lawsuits in the ordinary course of business. The Company does not believe that the outcome of current matters, if any, will materially impact the Company or its consolidated financial statements. As of December 31, 2016 and 2015, the Company was not subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company.

In addition, portfolio investments of the Company could be the subject of litigation or regulatory investigations in the ordinary course of business. The Company does not believe that the outcome of any current contingent liabilities of its portfolio investments, if any, will materially affect the Company or these consolidated financial statements.

12. TAX

The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of December 31, 2016 and 2015.

In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign authorities for 2013-2016. As of December 31, 2016 and 2015, the Company had filed tax returns and therefore is subject to examination.

Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are reclassified among the Company’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from US GAAP. As of December 31, 2016 and 2015, permanent differences primarily due to the tax treatment of passive foreign investment companies and non- deductible excise tax resulted in a net decrease in accumulated net investment loss by $13,380 and $3,559, respectively, net decrease in accumulated net realized gain by $13,302 and $3,518, respectively, and net decrease in additional paid-in capital in excess of par by $78 and $41, respectively, on the Consolidated Statements of Assets and Liabilities. Total earnings and net asset value were not affected.

The tax character of the distributions paid for the fiscal years ended December 31, 2016, 2015 and 2014 was as follows:

	For the years ended December 31,
	2016	2015	2014
Ordinary income	$63,214	$47,689	$18,162
Tax return of capital	$—	$—	$—

Income Tax Information and Distributions to Stockholders

As of December 31, 2016 and 2015, the components of accumulated earnings (deficit) on a tax basis were as follows:

	2016	2015
Undistributed ordinary income	$5,365	$2,691
Other book/tax temporary differences (1)	(2,108)	(2,012)
Capital loss carryforwards	(25,414)	(2,411)
Net unrealized appreciation (depreciation) on investments (2)	(13,629)	(40,727)

Total accumulated earnings (deficit)	$(35,786)	$(42,459)

(1)	Consists of the unamortized portion of organization costs as of December 31, 2016 and 2015, respectively.
(2)	The difference between the book-basis and tax-basis unrealized appreciation (depreciation) on investments is attributable primarily to the tax treatment of passive foreign investment companies, which include the structured finance obligations.

Also, consists of book to tax difference on interest income on CLO equity investments recognized using the effective yield method for financial statement purposes.

As of December 31, 2016 and 2015, the cost of investments for federal income tax purposes and gross unrealized appreciation and depreciation on investments were as follows:

	2016	2015
Cost of investments	$1,436,387	$1,093,393
Gross unrealized appreciation on investments	22,390	5,911
Gross unrealized depreciation on investments	(36,019)	(46,638)

Net unrealized appreciation (depreciation) on investments	$(13,629)	$(40,727)

On December 22, 2010, the Regulated Investment Company Modernization Act of 2010 (the “RIC Modernization Act”) was enacted which changed various technical rules governing the tax treatment of RICs. The changes are generally effective for taxable years beginning after the date of enactment. Under the RIC Modernization Act, the fund will be permitted to carry forward capital losses incurred in taxable years beginning after the date of enactment for an unlimited period. However, any losses incurred during those future taxable years will be required to be utilized prior to the losses incurred in pre-enactment taxable years, which carry an expiration date. As a result of this ordering rule, pre-enactment capital loss carryforwards may be more likely to expire unused. Additionally, post-enactment capital losses that are carried forward will retain their character as either short-term or long-term losses rather than being considered all short-term as under previous law. As of December 31, 2016 and 2015, the Company did not have any pre-enactment capital loss carryforwards, and had $25,414 and $2,411, respectively, of post enactment capital loss carryforwards, $614 and $727 of which were post-enactment short-term capital loss carryforwards, respectively, and $24,800 and $1,684, of which were post-enactment long-term capital loss carryforwards, respectively.

13. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2016
	Q4	Q3	Q2	Q1
Total investment income	$33,156	$28,957	$25,748	$23,110
Net expenses	14,807	13,111	12,282	11,150
Net investment income (loss)	18,349	15,846	13,466	11,960
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	(953)	13,324	12,485	(14,668)
Net increase (decrease) in net assets resulting from operations	17,396	29,170	25,951	(2,708)
Net asset value per share	18.32	18.38	18.02	17.66
Basic and diluted earnings per common share	$0.48	$0.78	$0.75	$(0.08)

	2015
	Q4	Q3	Q2	Q1
Total investment income	$20,685	$19,601	$15,925	$12,979
Net expenses	9,920	9,267	7,980	6,499
Net investment income (loss)	10,765	10,334	7,945	6,480
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	(20,748)	(681)	1,270	3,308
Net increase (decrease) in net assets resulting from operations	(9,983)	9,653	9,215	9,788
Net asset value per share	18.14	19.02	19.09	19.05
Basic and diluted earnings per common share	$(0.34)	$0.35	$0.40	$0.50

	2014
	Q4	Q3	Q2	Q1
Total investment income	$5,885	$10,522	$9,944	$6,633
Net expenses	4,906	4,816	5,408	3,594
Net investment income (loss)	979	5,706	4,536	3,039
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	(4,910)	(4,769)	56	977
Net increase (decrease) in net assets resulting from operations	(3,931)	937	4,592	4,016
Net asset value per share	18.86	19.35	19.71	19.63
Basic and diluted earnings per common share	$(0.25)	$0.07	$0.36	$0.37

14. SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed below.

Subsequent to December 31, 2016, the Company borrowed $81,000 under the Credit Facility and SPV Credit Facility to fund investment acquisitions. The Company also voluntarily repaid $124,277 under the Credit Facility and SPV Credit Facility.

Effective January 31, 2017, TwentyEighty, Inc. (fka Miller Heiman, Inc.) completed a restructuring whereby the first lien debt held by us was converted into new term loans and equity. Such term loan investments contain cash interest and PIK provisions. As a result, we realized a loss of $7,738 during the period.

On February 28, 2017, Credit Fund issued a capital call and delivered capital drawdown notices of $3,000 to each of the Company and Credit Partners. Proceeds from the capital call were due, and the related issuance of $6,000 of subordinated loans occurred, on March 7, 2017.

On March 20, 2017, the Company’s Board of Directors, including a majority of the Independent Directors, approved the renewal of the Company’s Investment Advisory Agreement with the Investment Adviser and the Company’s Administration Agreement with the Administrator, each for an additional one year term.

On March 20, 2017, the Company’s Board of Directors declared a dividend of $0.41 per share, which is payable on or about April 24, 2017 to holders of record of the Company’s common stock at the close of business on March 20, 2017.

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer and Treasurer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer and Treasurer have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). The Company’s internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer and Treasurer (Principal Financial Officer) and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting as of December 31, 2016 was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm due to an exemption for emerging growth companies under the JOBS Act.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Pursuant to the Articles of Amendment and Restatement (as amended, the “Charter”) of the Company, the members of the Company’s Board of Directors are elected to serve staggered terms and are divided into three classes, with each class being as nearly equal in number as possible, and with the term of one class of members of the Board of Directors expiring at each annual meeting of the Company’s stockholders. Following the previously disclosed resignations of Michael J. Petrick and Michael L. Rankowitz, in order to ensure that the Board of Directors consists of three classes divided as nearly equal in number as possible, on March 20, 2017, the Board of Directors approved effectively moving Michael A. Hart, who is currently a Class III director and a member of the Pricing Committee, from Class III to Class I, which would result in one (1) Class I director, two (2) Class II directors and two (2) Class III directors. Mr. Hart has been nominated to stand for election as a Class I director at the 2017 annual meeting of the Company’s stockholders. On March 20, 2017, Mr. Hart, with the concurrence of the Board of Directors, expressed his intention to resign from his position as a Class III director effective upon his election as a Class I director. If Mr. Hart is not elected as a Class I director at the 2017 annual meeting of the Company’s stockholders, his resignation as a Class III director will not become effective and he will continue to serve as a Class III director

Effective March 15, 2017, the Company amended its Charter to change its name to “TCG BDC, Inc.” To effectuate the name change, the amendment (the “Articles of Amendment”) to the Company’s Articles of Amendment and Restatement was filed with the Maryland State Department of Assessments and Taxation on March 15, 2017, pursuant to approval from the Company’s Board of Directors and without action by the Company’s stockholders, as permitted by Section 2-605(a)(1) of the Maryland General Corporation Law (“MGCL”). A copy of the Articles of Amendment is attached to this Form 10-K as Exhibit 3.2.

Pursuant to authorization of the Board as permitted by the MGCL and the provisions of the Company’s Bylaws, the Bylaws were amended (the “Bylaws Amendment”) to reflect the name change described above, effective March 15, 2017. The Bylaws Amendment replaces all references in the Bylaws to the Company with references to “TCG BDC, Inc.” A copy of the Bylaws Amendment is attached to this Annual Report on Form 10-K as Exhibit 3.4.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2016 annual meeting of stockholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

We have adopted a Code of Ethics for Principal Executive and Senior Financial Officers under the Sarbanes-Oxley Act of 2002 (the “SOX Code of Ethics”), which applies to, among others, our principal executive officer and principal financial officer. There have been no material changes to our SOX Code of Ethics or material waivers of the code that apply to our Chief Executive Officer or Chief Financial Officer. We hereby undertake to provide a copy of this code to any person, without charge, upon request. Requests for a copy of this code may be made in writing addressed to the Secretary of the Company, Matthew Cottrell, TCG BDC, Inc., 520 Madison Avenue, 40th Floor, New York, NY.

Item 11. Executive Compensation

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2017 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2017 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2017 annual meeting of stockholders.

Item 14. Principal Accountant Fees and Services

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2017 annual meeting of stockholders.

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

(3) Exhibits

3.1	Articles of Amendment and Restatement (1)

3.2	Articles of Amendment*

3.3	Amended and Restated Bylaws (1)

3.4	First Amendment to the Amended and Restated Bylaws*

4.1	Form of Subscription Agreement (1)

10.1	Investment Advisory Agreement (1)

10.2	Administration Agreement (1)

10.3	Form of Indemnification Agreement (1)

10.4	Loan and Servicing Agreement (2)

10.5	Senior Secured Revolving Credit Agreement, dated as of March 21, 2014 (4)

10.6	First Amendment, dated as of June 30, 2014, to the Loan and Servicing Agreement, dated as of May 24, 2013 (5)

10.7	First Amendment, dated as of January 8, 2015, to the Senior Secured Revolving Credit Agreement, dated as of March 21, 2014 (6)

10.8	Second Amendment, dated as of June 19, 2015, to the Loan and Servicing Agreement, dated as of May 24, 2013 (7)

10.9	Indenture, dated as of June 26, 2015, between Carlyle GMS Finance MM CLO 2015-1 LLC, as issuer, and State Street Bank and Trust Company, as trustee (7)

10.10	Collateral Management Agreement, dated as of June 26, 2015, by and between Carlyle GMS Finance MM CLO 2015-1 LLC, as issuer, and Carlyle GMS Investment Management L.L.C., as collateral manager (7)

10.11	Contribution Agreement, dated as of June 26, 2015, by and between Carlyle GMS Finance, Inc., as the contributor, and Carlyle GMS Finance MM CLO 2015-1 LLC, as the contributee (7)

10.12	Second Amendment, dated as of May 25, 2016, to the Senior Secured Revolving Credit Agreement, dated as of March 21, 2014 (8)

10.13	Third Amendment, dated as of June 9, 2016, to the Loan and Servicing Agreement, dated as of May 24, 2013 (8)

10.14	Second Amended and Restated Limited Liability Company Agreement, dated as of June 24, 2016, by and between Carlyle GMS Finance, Inc. and Credit Partners USA LLC, as members (9)

21.1	List of Subsidiaries (3)

31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(1)	Incorporated by reference to Form 10-12G/A filed by the Company on April 11, 2013 (File No. 000-54899)
(2)	Incorporated by reference to Form 10-Q filed by the Company on July 31, 2013 (File No. 814-00995)
(3)	Incorporated by reference to Form 10-12G filed by the Company on February 11, 2013 (File No. 000-54899)
(4)	Incorporated by reference to Form 10-Q filed by the Company on May 9, 2014 (File No. 814-00995)
(5)	Incorporated by reference to Form 10-Q filed by the Company on August 13, 2014 (File No. 814-00995)
(6)	Incorporated by reference to Form 10-K filed by the Company on March 27, 2015 (File No. 814-00995)
(7)	Incorporated by reference to Form 10-Q filed by the Company on August 12, 2015 (File No. 814-00995)
(8)	Incorporated by reference to Form 10-Q filed by the Company on August 10, 2016 (File No. 814-00995)
(9)	Incorporated by reference to Form 10-Q filed by the Company on November 10, 2016 (File No. 814-00995)
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TCG BDC, INC.

Dated: March 21, 2017	By	/s/ Michael A. Hart
Michael A. Hart
Director and Chief Executive Officer (principal executive officer)

Dated: March 21, 2017	By	/s/ Venugopal Rathi
Venugopal Rathi
Chief Financial Officer (principal financial and accounting officer)

Dated: March 21, 2017	By	/s/ Nigel D.T. Andrews
Nigel D.T. Andrews
Director

Dated: March 21, 2017	By	/s/ William P. Hendry
William P. Hendry
Director

Dated: March 21, 2017	By	/s/ Eliot P.S. Merrill
Eliot P.S. Merrill
Director

Dated: March 21, 2017	By	/s/ John G. Nestor
John G. Nestor
Director