Form 10-Q
period 2017-03-31
TCG BDC, INC.
filed 2017-05-10
CIK 1544206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2017
Common stock, $0.01 par value	41,713,287

TCG BDC, INC.

TCG BDC, INC.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(dollar amounts in thousands, except per share data)

	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS
Investments, at fair value
Investments—non-controlled/non-affiliated, at fair value (amortized cost of $1,263,462 and $1,332,596, respectively)	$1,258,424	$1,323,102
Investments—controlled/affiliated, at fair value (amortized cost of $131,545 and $97,385, respectively)	134,121	99,657

Total investments, at fair value (amortized cost of $1,395,007 and $1,429,981, respectively)	1,392,545	1,422,759
Cash and cash equivalents	44,874	38,489
Receivable for investment sold	11,874	19,750
Deferred financing costs	3,221	3,308
Interest receivable from non-controlled/non-affiliated investments	3,272	3,407
Interest and dividend receivable from controlled/affiliated investments	3,048	2,400
Prepaid expenses and other assets	159	42

Total assets	$1,458,993	$1,490,155

LIABILITIES
Secured borrowings (Note 6)	$390,608	$421,885
2015-1 Notes payable, net of unamortized debt issuance costs of $2,100 and $2,151, respectively (Note 7)	270,900	270,849
Due to Investment Adviser	86	215
Interest and credit facility fees payable (Notes 6 and 7)	3,703	3,599
Dividend payable (Note 9)	17,100	20,018
Base management and incentive fees payable (Note 4)	11,764	8,157
Administrative service fees payable (Note 4)	115	137
Other accrued expenses and liabilities	1,399	1,158

Total liabilities	695,675	726,018

Commitments and contingencies (Notes 8 and 11)
NET ASSETS
Common stock, $0.01 par value; 200,000,000 shares authorized; 41,708,155 shares and 41,702,318 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	417	417
Paid-in capital in excess of par value	799,688	799,580
Offering costs	(74)	(74)
Accumulated net investment income (loss), net of cumulative dividends of $146,165 and $129,065 at March 31, 2017 and December 31, 2016, respectively	(1,200)	(3,207)
Accumulated net realized gain (loss)	(33,051)	(25,357)
Accumulated net unrealized appreciation (depreciation)	(2,462)	(7,222)

Total net assets	$763,318	$764,137

NET ASSETS PER SHARE	$18.30	$18.32

The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollar amounts in thousands, except per share data)

(unaudited)

	For the three month periods ended
	March 31, 2017	March 31, 2016
Investment income:
Interest income from non-controlled/non-affiliated investments	$28,354	$22,111
Other income from non-controlled/non-affiliated investments	2,536	999
Interest income from controlled/affiliated investments	1,949	—
Dividend income from controlled/affiliated investments	1,260	—

Total investment income	34,099	23,110

Expenses:
Base management fees (Note 4)	5,125	4,140
Incentive fees (Note 4)	4,777	2,990
Professional fees	443	431
Administrative service fees (Note 4)	173	148
Interest expense (Notes 6 and 7)	5,034	3,599
Credit facility fees (Note 6)	503	599
Directors’ fees and expenses	103	120
Other general and administrative	542	503

Total expenses	16,700	12,530
Waiver of base management fees (Note 4)	1,708	1,380

Net expenses	14,992	11,150

Net investment income (loss)	19,107	11,960
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments:
Net realized gain (loss) on investments—non-controlled/non-affiliated	(7,694)	(3,577)
Net change in unrealized appreciation (depreciation) on investments—non-controlled/non-affiliated	4,456	(11,091)
Net change in unrealized appreciation (depreciation) on investments—controlled/affiliated	304	—

Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	(2,934)	(14,668)

Net increase (decrease) in net assets resulting from operations	$16,173	$(2,708)

Basic and diluted earnings per common share (Note 9)	$0.39	$(0.08)

Weighted-average shares of common stock outstanding—Basic and Diluted (Note 9)	41,706,598	31,945,959

Dividends declared per common share (Note 9)	$0.41	$0.40

The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(dollar amounts in thousands)

(unaudited)

	For the three month periods ended
	March 31, 2017	March 31, 2016
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$19,107	$11,960
Net realized gain (loss) on investments	(7,694)	(3,577)
Net change in unrealized appreciation (depreciation) on investments	4,760	(11,091)

Net increase (decrease) in net assets resulting from operations	16,173	(2,708)

Capital transactions:
Common stock issued	—	33,000
Reinvestment of dividends	108	74
Dividends declared (Note 12)	(17,100)	(13,337)

Net increase (decrease) in net assets resulting from capital share transactions	(16,992)	19,737

Net increase (decrease) in net assets	(819)	17,029

Net assets at beginning of period	764,137	571,726

Net assets at end of period	$763,318	$588,755

The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollar amounts in thousands)

(unaudited)

	For the three month periods ended
	March 31, 2017	March 31, 2016
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$16,173	$(2,708)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	231	264
Net accretion of discount on investments	(3,576)	(611)
Net realized (gain) loss on investments	7,694	3,577
Net change in unrealized (appreciation) depreciation on investments	(4,760)	11,091
Cost of investments purchased and change in payable for investments purchased	(152,235)	(114,034)
Proceeds from sales and repayments of investments and change in receivable for investments sold	190,967	28,146
Changes in operating assets:
Interest receivable	(578)	81
Dividend receivable	65	—
Prepaid expenses and other assets	(117)	370
Changes in operating liabilities:
Due to Investment Adviser	(129)	(121)
Interest and credit facility fees payable	104	438
Base management and incentive fees payable	3,607	3,163
Administrative service fees payable	(22)	50
Other accrued expenses and liabilities	241	238

Net cash provided by (used in) operating activities	57,665	(70,056)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	33,000
Borrowings on SPV Credit Facility and Credit Facility	93,000	111,000
Repayments of SPV Credit Facility and Credit Facility	(124,277)	(66,000)
Debt issuance costs paid	(93)	—
Dividends paid in cash	(19,910)	(18,210)

Net cash provided by (used in) financing activities	(51,280)	59,790

Net increase (decrease) in cash and cash equivalents	6,385	(10,266)
Cash and cash equivalents, beginning of period	38,489	41,837

Cash and cash equivalents, end of period	$44,874	$31,571

Supplemental disclosures:
Interest paid during the period	$4,952	$3,227
Dividends declared during the period	$17,100	$13,337
Reinvestment of dividends	$108	$74

The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of March 31, 2017

(dollar amounts in thousands)

(unaudited)

Investments— non-controlled/non-affiliated (1)	Industry	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
First Lien Debt (77.95%)
Access CIG, LLC (2) (3) (4) (13)	Business Services	L + 5.00% (1.00% Floor)	10/17/2021	$18,289	$18,180	$18,313	2.40%
Advanced Instruments, LLC (2) (3) (4) (13) (15)	Healthcare & Pharmaceuticals	L + 5.25% (1.00% Floor)	10/31/2022	10,500	10,287	10,476	1.37
Alpha Packaging Holdings, Inc. (2) (3) (4) (13)	Containers, Packaging & Glass	L + 4.25% (1.00% Floor)	5/12/2020	11,293	11,285	11,293	1.48
Anaren, Inc. (2) (3) (4) (13)	Telecommunications	L + 4.50% (1.00% Floor)	2/18/2021	3,849	3,826	3,849	0.50
Audax AAMP Holdings, Inc. (2) (3) (4) (13)	Durable Consumer Goods	L + 6.50% (1.00% Floor)	6/24/2017	10,274	10,260	9,789	1.28
BAART Programs, Inc. (2) (4) (13) (16)	Healthcare & Pharmaceuticals	L + 7.75% (0.00% Floor)	10/9/2021	7,388	7,339	7,535	0.99
Brooks Equipment Company, LLC (2) (3) (4) (13)	Construction & Building	L + 5.00% (1.00% Floor)	8/29/2020	6,694	6,659	6,682	0.89
Capstone Logistics Acquisition, Inc. (2) (3) (4) (13)	Transportation: Cargo	L + 4.50% (1.00% Floor)	10/7/2021	19,478	19,343	19,445	2.55
Captive Resources Midco, LLC (2) (3) (4) (13) (15) (16)	Banking, Finance, Insurance & Real Estate	L + 5.75% (1.00% Floor)	6/30/2020	28,975	28,630	28,975	3.80
Central Security Group, Inc. (2) (3) (4) (13) (16)	Consumer Services	L + 5.63% (1.00% Floor)	10/6/2020	28,584	28,247	28,499	3.73
CIP Revolution Holdings, LLC (2) (3) (5) (15)	Media: Advertising, Printing & Publishing	L + 6.00% (1.00% Floor)	8/19/2021	16,500	16,332	16,783	2.20
Colony Hardware Corporation (2) (3) (4) (13)	Construction & Building	L + 6.00% (1.00% Floor)	10/23/2021	16,995	16,773	16,995	2.23
Datapipe, Inc. (2) (3) (13) (16)	Telecommunications	L + 4.75% (1.00% Floor)	3/15/2019	9,725	9,650	9,753	1.28
Dent Wizard International Corporation (2) (3) (4) (13) (16)	Automotive	L + 4.75% (1.00% Floor)	4/7/2020	7,216	7,192	7,208	0.94
Derm Growth Partners III, LLC (Dermatology Associates) (2) (3) (4) (5) (13) (15)	Healthcare & Pharmaceuticals	L + 6.50% (1.00% Floor)	5/31/2022	41,005	40,468	40,842	5.35
DermaRite Industries, LLC (2) (3) (5) (15)	Healthcare & Pharmaceuticals	L + 7.00% (1.00% Floor)	3/3/2022	16,724	16,381	16,507	2.16
Dimensional Dental Management, LLC (2) (3) (5) (12) (15)	Healthcare & Pharmaceuticals	L + 7.00% (1.00% Floor)	2/12/2021	19,066	18,684	19,129	2.51
Dimora Brands, Inc. (fka TK USA Enterprises, Inc.) (2) (3) (5) (15)	Construction & Building	L + 4.50% (1.00% Floor)	4/4/2022	—	(57)	(14)	0.00
Direct Travel, Inc. (2) (3) (4) (5) (13) (15)	Hotel, Gaming & Leisure	L + 6.50% (1.00% Floor)	12/1/2021	12,782	12,382	12,708	1.66
EIP Merger Sub, LLC (Evolve IP) (2) (3) (5) (12) (13) (16)	Telecommunications	L + 6.25% (1.00% Floor)	6/7/2021	23,750	23,119	23,356	3.06
EP Minerals, LLC (2) (3) (4) (13)	Metals & Mining	L + 4.50% (1.00% Floor)	8/20/2020	10,238	10,207	10,237	1.34
FCX Holdings Corp. (2) (3) (4) (13) (16)	Capital Equipment	L + 4.50% (1.00% Floor)	8/4/2020	9,849	9,845	9,849	1.29
Genex Holdings, Inc. (2) (3) (13) (16)	Banking, Finance, Insurance & Real Estate	L + 4.25% (1.00% Floor)	5/30/2021	4,189	4,177	4,181	0.55
Global Software, LLC (2) (3) (4) (5) (13)	High Tech Industries	L + 5.50% (1.00% Floor)	5/2/2022	20,963	20,595	20,734	2.72
Green Energy Partners/Stonewall LLC (2) (3) (5) (13)	Energy: Electricity	L + 5.50% (1.00% Floor)	11/13/2021	16,600	16,479	16,612	2.18
Green Plains II LLC (2) (3) (4) (5) (13) (15) (16)	Beverage, Food & Tobacco	L + 7.00% (1.00% Floor)	10/3/2022	15,229	15,089	15,465	2.03
Hummel Station LLC (2) (3) (5) (13) (16)	Energy: Electricity	L + 6.00% (1.00% Floor)	10/27/2022	21,000	20,331	20,292	2.66
Imagine! Print Solutions, LLC (2) (3) (4) (13)	Media: Advertising, Printing & Publishing	L + 6.00% (1.00% Floor)	3/30/2022	18,414	18,177	18,414	2.41
Imperial Bag & Paper Co. LLC (2) (3) (4) (13) (16)	Forest Products & Paper	L + 6.00% (1.00% Floor)	1/7/2022	24,013	23,705	23,983	3.14

TCG BDC, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

As of March 31, 2017

(dollar amounts in thousands)

(unaudited)

Investments— non-controlled/non-affiliated (1)	Industry	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
First Lien Debt (77.95%) (continued)
Indra Holdings Corp. (Totes Isotoner) (2) (3) (5) (13)	Non-durable Consumer Goods	L + 4.25% (1.00% Floor)	5/1/2021	$14,224	$14,135	$9,264	1.21%
International Medical Group, Inc. (2) (3) (5) (12) (16)	Banking, Finance, Insurance & Real Estate	L + 6.50% (1.00% Floor)	10/30/2020	30,000	29,526	30,371	3.98
Jackson Hewitt Inc. (2) (3) (4) (13)	Retail	L + 7.00% (1.00% Floor)	7/30/2020	8,758	8,632	8,276	1.08
Legacy.com Inc. (2) (3) (5) (12)	High Tech Industries	L + 6.00% (1.00% Floor)	3/20/2023	17,000	16,619	16,708	2.19
Metrogistics LLC (2) (3) (4) (13)	Transportation: Cargo	L + 6.50% (1.00% Floor)	9/30/2022	15,105	14,900	15,105	1.98
National Technical Systems, Inc. (2) (3) (4) (13) (15)	Aerospace & Defense	L + 6.25% (1.00% Floor)	6/12/2021	25,123	24,867	24,234	3.17
NES Global Talent Finance US LLC (United Kingdom) (2) (3) (4) (8) (13)	Energy: Oil & Gas	L + 5.50% (1.00% Floor)	10/3/2019	11,094	10,985	10,751	1.41
OnCourse Learning Corporation (2) (3) (4) (5) (13) (15)	Consumer Services	L + 6.50% (1.00% Floor)	9/12/2021	26,077	25,724	26,288	3.44
Paradigm Acquisition Corp. (2) (3) (4) (13)	Business Services	L + 5.00% (1.00% Floor)	6/2/2022	11,217	11,086	11,217	1.47
Pelican Products, Inc. (2) (3) (4) (13)	Containers, Packaging & Glass	L + 4.25% (1.00% Floor)	4/11/2020	7,623	7,634	7,604	1.00
Plano Molding Company, LLC (2) (3) (4) (5) (13)	Hotel, Gaming & Leisure	L + 7.50% (1.00% Floor)	5/12/2021	18,117	17,990	17,262	2.26
PPT Management Holdings, LLC (2) (3) (5) (13)	Healthcare & Pharmaceuticals	L + 6.00% (1.00% Floor)	12/16/2022	22,444	22,240	22,457	2.94
Premier Senior Marketing, LLC (2) (3) (5) (16)	Banking, Finance, Insurance & Real Estate	L + 5.00% (1.00% Floor)	7/1/2022	3,731	3,683	3,731	0.49
Product Quest Manufacturing, LLC (2) (3) (4) (5) (12) (16)	Containers, Packaging & Glass	L + 5.75% (1.00% Floor)	9/9/2020	28,000	27,588	25,864	3.39
Prowler Acquisition Corp. (Pipeline Supply and Service, LLC) (2) (3) (4)	Wholesale	L + 4.50% (1.00% Floor)	1/28/2020	10,769	10,714	8,773	1.15
PSC Industrial Holdings Corp (2) (3) (4) (13)	Environmental Industries	L + 4.75% (1.00% Floor)	12/5/2020	11,730	11,653	11,482	1.50
PT Intermediate Holdings III, LLC (Parts Town) (2) (3) (4) (5) (13) (15) (16)	Wholesale	L + 6.50% (1.00% Floor)	6/23/2022	19,545	19,336	19,447	2.55
QW Holding Corporation (Quala) (2) (3) (4) (5) (13)	Environmental Industries	L + 6.75% (1.00% Floor)	8/31/2022	29,925	29,122	30,131	3.95
Reliant Pro Rehab, LLC (2) (3) (5) (12)	Healthcare & Pharmaceuticals	L + 10.00% (1.00% Floor)	12/29/2017	22,275	22,101	22,264	2.92
SolAreo Technologies Corp. (2) (3) (4) (5)	Telecommunications	L + 5.25% (1.00% Floor)	12/10/2020	19,418	19,292	18,049	2.36
Superior Health Linens, LLC (2) (3) (4) (5) (13) (15)	Business Services	L + 6.50% (1.00% Floor)	9/30/2021	19,208	18,908	19,012	2.49
T2 Systems Canada, Inc. (2) (3) (5)	Transportation: Consumer	L + 6.75% (1.00% Floor)	9/28/2022	4,040	3,946	4,045	0.53
T2 Systems, Inc. (2) (3) (4) (5) (13) (15)	Transportation: Consumer	L + 6.75% (1.00% Floor)	9/28/2022	22,892	22,298	22,924	3.00
The Hilb Group, LLC (2) (3) (5) (12) (15)	Banking, Finance, Insurance & Real Estate	L + 6.00% (1.00% Floor)	6/24/2021	31,313	30,744	30,849	4.04
The SI Organization, Inc. (2) (3) (4) (13)	Aerospace & Defense	L + 4.75% (1.00% Floor)	11/23/2019	8,552	8,507	8,637	1.13
The Topps Company, Inc. (2) (3) (4) (13)	Non-durable Consumer Goods	L + 6.00% (1.00% Floor)	10/2/2020	18,657	18,588	18,654	2.44
Truckpro, LLC .(2) (3) (4) (13) (16)	Automotive	L + 5.00% (1.00% Floor)	8/6/2018	9,194	9,173	9,170	1.20
Tweddle Group, Inc. (2) (3) (4) (13)	Media: Advertising, Printing & Publishing	L + 6.00% (1.00% Floor)	10/24/2022	15,998	15,697	16,063	2.10

TCG BDC, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

As of March 31, 2017

(dollar amounts in thousands)

(unaudited)

Investments— non-controlled/non-affiliated (1)	Industry	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
First Lien Debt (77.95%) (continued)
TwentyEighty, Inc.—Revolver (fka Miller Heiman, Inc.) (2) (3) (5) (10) (15)	Business Services	L + 8.00% (1.00% Floor)	3/21/2020	$—	$(7)	$(3)	0.00%
TwentyEighty, Inc.—(Term A Loans) (2) (3) (5) (10)	Business Services	L + 3.50% (1.00% Floor), 4.50% PIK	3/31/2020	2,860	2,844	2,843	0.37
TwentyEighty, Inc.—(Term B Loans) (5) (10)	Business Services	1.00%, 7.00% PIK	3/31/2020	4,698	4,698	3,773	0.50
TwentyEighty, Inc.—(Term C Loans) (5) (10)	Business Services	0.25%, 8.75% PIK	3/31/2020	4,485	4,485	2,245	0.29
U.S. TelePacific Holdings Corp. (2) (3) (5)	Telecommunications	L + 8.50% (1.00% Floor)	2/24/2021	30,000	29,189	30,027	3.93
Vetcor Professional Practices, LLC (2) (3) (4) (5) (13) (15)	Consumer Services	L + 6.00% (1.00% Floor)	4/20/2021	28,488	28,028	28,737	3.76
Violin Finco S.A.R.L. (Alexander Mann Solutions) (United Kingdom) (2) (3) (4) (8) (13)	Business Services	L + 4.75% (1.00% Floor)	12/20/2019	10,034	9,985	10,034	1.31
Vistage Worldwide Inc. (2) (3) (4) (13) (16)	Business Services	L + 5.50% (1.00% Floor)	8/19/2021	28,757	28,534	28,964	3.79
VRC Companies, LLC (2) (3) (5) (13) (15) (17)	Business Services	L + 6.50% (1.00% Floor)	3/31/2023	25,632	24,923	25,140	3.29
Winchester Electronics Corporation (2) (3) (4) (5) (13) (15)	Capital Equipment	L + 6.50% (1.00% Floor)	6/30/2022	27,298	26,914	27,749	3.64
Zest Holdings, LLC (2) (3) (4) (13)	Durable Consumer Goods	L + 4.75% (1.00% Floor)	8/16/2020	9,530	9,530	9,523	1.25

First Lien Debt Total					$1,088,396	$1,085,554	142.20%

Second Lien Debt (11.61%)
AIM Group USA Inc. (2) (3) (5) (13)	Aerospace & Defense	L + 9.00% (1.00% Floor)	8/2/2022	$23,000	$22,710	$23,025	3.02%
AmeriLife Group, LLC (2) (3) (5) (13) (16)	Banking, Finance, Insurance & Real Estate	L + 8.75% (1.00% Floor)	1/10/2023	20,000	19,665	19,318	2.53
Argon Medical Devices, Inc. (2) (3) (4) (5)	Healthcare & Pharmaceuticals	L + 9.50% (1.00% Floor)	6/23/2022	24,000	23,381	24,437	3.20
Berlin Packaging L.L.C. (2) (3) (5) (13)	Containers, Packaging & Glass	L + 6.75% (1.00% Floor)	10/1/2022	2,927	2,910	2,949	0.39
Charter NEX US Holdings, Inc. (2) (3) (5) (13)	Chemicals, Plastics & Rubber	L + 8.25% (1.00% Floor)	2/5/2023	7,394	7,305	7,394	0.97
Confie Seguros Holding II Co. (2) (3) (5) (13)	Banking, Finance, Insurance & Real Estate	L + 9.00% (1.25% Floor)	5/8/2019	9,000	8,945	8,947	1.17
Drew Marine Group Inc. (2) (3) (4) (5) (13)	Chemicals, Plastics & Rubber	L + 7.00% (1.00% Floor)	5/19/2021	12,500	12,482	12,373	1.62
Genex Holdings, Inc. (2) (3) (5) (16)	Banking, Finance, Insurance & Real Estate	L + 7.75% (1.00% Floor)	5/30/2022	7,990	7,917	7,990	1.05
Institutional Shareholder Services Inc. (2) (3) (5) (13)	Banking, Finance, Insurance & Real Estate	L + 8.50% (1.00% Floor)	4/29/2022	12,500	12,409	12,448	1.63
Jazz Acquisition, Inc. (Wencor) (2) (3) (5) (13)	Aerospace & Defense	L + 6.75% (1.00% Floor)	6/19/2022	6,700	6,677	5,901	0.77
MRI Software, LLC (2) (3) (5)	Software	L + 8.00% (1.00% Floor)	6/23/2022	11,250	11,115	11,305	1.48
Power Stop, LLC (5) (9)	Automotive	11.00%	5/29/2022	10,000	9,836	9,957	1.30
Prowler Acquisition Corp. (Pipeline Supply and Service, LLC) (2) (3) (5)	Wholesale	L + 8.50% (1.00% Floor)	7/28/2020	3,000	2,962	1,856	0.24
Ramundsen Public Sector, LLC (2) (3) (5)	Sovereign & Public Finance	L + 8.50% (1.00% Floor)	1/31/2025	1,800	1,783	1,800	0.24

TCG BDC, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

As of March 31, 2017

(dollar amounts in thousands)

(unaudited)

Investments— non-controlled/non-affiliated (1)	Industry	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
Second Lien Debt (11.61%) (continued)
Watchfire Enterprises, Inc. (2) (3) (5) (13)	Media: Advertising, Printing & Publishing	L + 8.00% (1.00% Floor)	10/2/2021	7,000	$6,934	$6,994	0.92%
Zywave, Inc. (2) (3) (5)	High Tech Industries	L + 9.00% (1.00% Floor)	11/17/2023	4,950	4,881	4,949	0.65

Second Lien Debt Total					$161,912	$161,643	21.18%

Investments—non-controlled/non-affiliated (1)	Industry	Maturity Date	Par Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
Structured Finance Obligations (0.20%) (5) (8) (11)
1776 CLO I, Ltd., Subordinated Notes	Structured Finance	5/8/2020	$11,750	$6,519	$2,761	0.36%
Clydesdale CLO 2005, Ltd., Subordinated Notes	Structured Finance	12/6/2017	5,750	—	10	0.00
MSIM Peconic Bay, Ltd., Subordinated Notes	Structured Finance	7/20/2019	4,500	63	5	0.00

Structured Finance Obligations Total				$6,582	$2,776	0.36%

Investments—non-controlled/non-affiliated (1)	Industry	Shares/ Units	Cost	Fair Value (7)	Percentage of Net Assets
Equity Investments (0.61%) (5)
CIP Revolution Investments, LLC	Media: Advertising, Printing & Publishing	300,000	$300	$411	0.05%
Derm Growth Partners III, LLC (Dermatology Associates)	Healthcare & Pharmaceuticals	1,000,000	1,000	1,230	0.16
GS Holdco LLC (Global Software, LLC)	High Tech Industries	1,000,000	1,001	1,207	0.16
Legacy.com Inc.	High Tech Industries	1,500,000	1,500	1,500	0.20
Power Stop Intermediate Holdings, LLC	Automotive	7,150	715	1,314	0.17
T2 Systems Parent Corporation	Transportation: Consumer	555,556	556	533	0.07
THG Acquisition, LLC (The Hilb Group, LLC)	Banking, Finance, Insurance & Real Estate	1,500,000	1,500	2,256	0.30
TwentyEighty Investors LLC	Business Services	51,936	—	—	0.00

Equity Investments Total			$6,572	$8,451	1.11%

Total investments—non-controlled/non-affiliated			$1,263,462	$1,258,424	164.86%

Investments—controlled/affiliated	Industry	Interest Rate (2)	Maturity Date	Par Amount/ LLC Interest	Cost	Fair Value (7)	Percentage of Net Assets
Investment Fund (9.63%) (8)
Middle Market Credit Fund, LLC, Mezzanine Loan (2) (5) (9) (14)	Investment Fund	L+9.50%	6/24/2017	$86,044	$86,044	$86,044	11.27%
Middle Market Credit Fund, LLC, Subordinated Loan and Member’s Interest (5) (14)	Investment Fund	0.001	3/1/2021	45,501	45,501	48,077	6.30

Investment Fund Total					$131,545	$134,121	17.57%

Total investments—controlled/affiliated					$131,545	$134,121	17.57%

Total investments					$1,395,007	$1,392,545	182.42%

(1)	Unless otherwise indicated, issuers of debt and equity investments held by TCG BDC, Inc. (together with its consolidated subsidiaries, “we,” “us,” “our,” “TCG BDC” or the “Company”) are domiciled in the United States and issuers of structured finance obligations are domiciled in the Cayman Islands. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of March 31, 2017, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of March 31, 2017, the Company is not an “affiliated person” of any of these portfolio companies.

TCG BDC, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

As of March 31, 2017

(dollar amounts in thousands)

(unaudited)

(2)	Variable rate loans to the portfolio companies and variable rate notes of structured finance obligations bear interest at a rate that may be determined by reference to either LIBOR (“L”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan and note, the Company has provided the interest rate in effect as of March 31, 2017. As of March 31, 2017, all of our LIBOR loans were indexed to the 90-day LIBOR rate at 1.15%, except for those loans as indicated in Notes 16 and 17 below.
(3)	Loan includes interest rate floor feature.
(4)	Denotes that all or a portion of the assets are owned by the Company’s wholly owned subsidiary, TCG BDC SPV LLC (the “SPV”). The SPV has entered into a senior secured revolving credit facility (as amended, the “SPV Credit Facility”). The lenders of the SPV Credit Facility have a first lien security interest in substantially all of the assets of the SPV (see Note 6, Borrowings). Accordingly, such assets are not available to creditors of the Company or the 2015-1 Issuer.
(5)	Denotes that all or a portion of the assets are owned by the Company. The Company has entered into a senior secured revolving credit facility (as amended, the “Credit Facility” and, together with the SPV Credit Facility, the “Facilities”). The lenders of the Credit Facility have a first lien security interest in substantially all of the portfolio investments held by the Company (see Note 6, Borrowings). Accordingly, such assets are not available to creditors of the SPV or Carlyle GMS Finance MM CLO 2015-1 LLC (the “2015-1 Issuer”).
(6)	Amortized cost represents original cost, including origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion/amortization of discounts/premiums, as applicable, on debt investments using the effective interest method. Equity tranche collateralized loan obligation (“CLO”) fund investments, which are referred to as “structured finance obligations”, are recorded at amortized cost using the effective interest method.
(7)	Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (see Note 2, Significant Accounting Policies, and Note 3, Fair Value Measurements), pursuant to the Company’s valuation policy.
(8)	The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(9)	Represents a corporate mezzanine loan, which is subordinated to senior secured term loans of the portfolio company/investment fund.
(10)	Loan was on non-accrual status as of March 31, 2017.
(11)	As of March 31, 2017, the Company has a greater than 25% but less than 50% equity or subordinated notes ownership interest in certain structured finance obligations. These investments have governing documents that preclude the Company from controlling management of the entity and therefore the Company has determined that the issuer of the investment is not a controlled affiliate or a non-controlled affiliate because the investments are not “voting securities”.
(12)	In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company is entitled to receive additional interest as a result of an agreement among lenders as follows: Dimensional Dental Management, LLC (4.70%), EIP Merger Sub, LLC (Evolve IP) (3.91%), International Medical Group, Inc. (4.79%), Legacy.com Inc. (3.79%), Product Quest Manufacturing, LLC (3.66%), Reliant Pro Rehab, LLC (nil) and The Hilb Group, LLC (3.33%). Pursuant to the agreement among lenders in respect of this loan, this investment represents a first lien/last out loan, which has a secondary priority behind the first lien/first out loan with respect to principal, interest and other payments.
(13)	Denotes that all or a portion of the assets are owned by the 2015-1 Issuer and secure the notes issued in connection with a $400 million term debt securitization completed by the Company on June 26, 2015 (see Note 7, 2015-1 Notes). Accordingly, such assets are not available to the creditors of the SPV or the Company.
(14)	Under the Investment Company Act, the Company is deemed to be an “affiliated person” of and “control” this investment fund because the Company owns more than 25% of the investment fund’s outstanding voting securities and/or has the power to exercise control over management or policies of such investment fund. See Note 5, Middle Market Credit Fund, LLC, for more details.

TCG BDC, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

As of March 31, 2017

(dollar amounts in thousands)

(unaudited)

(15)	As of March 31, 2017, the Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
First Lien Debt—unfunded delayed draw and revolving term loans commitments
Advanced Instruments, LLC	Revolver	0.50%	$1,167	$(2)
Captive Resources Midco, LLC	Delayed Draw	1.25%	3,125	—
Captive Resources Midco, LLC	Revolver	0.50%	1,875	—
CIP Revolution Holdings, LLC	Delayed Draw	0.75%	1,331	20
CIP Revolution Holdings, LLC	Revolver	0.50%	1,331	20
DermaRite Industries, LLC	Revolver	0.50%	3,276	(35)
Derm Growth Partners III, LLC (Dermatology Associates)	Delayed Draw	1.00%	2,217	(8)
Derm Growth Partners III, LLC (Dermatology Associates)	Revolver	0.50%	704	(3)
Dimensional Dental Management, LLC	Delayed Draw	1.00%	1,442	4
Dimora Brands, Inc. (fka TK USA Enterprises, Inc.)	Revolver	0.50%	4,750	(14)
Direct Travel, Inc.	Delayed Draw	1.00%	9,658	(32)
Green Plains II LLC	Revolver	0.50%	1,291	18
National Technical Systems, Inc.	Delayed Draw	1.00%	4,469	(123)
National Technical Systems, Inc.	Revolver	0.50%	2,031	(73)
OnCourse Learning Corporation	Revolver	0.50%	859	7
PT Intermediate Holdings III, LLC (Parts Town)	Revolver	0.50%	1,429	(7)
Superior Health Linens, LLC	Revolver	0.50%	2,614	(24)
T2 Systems, Inc.	Revolver	0.50%	2,933	4
The Hilb Group, LLC	Delayed Draw	1.00%	10,902	(120)
TwentyEighty, Inc. (f/k/a Miller Heiman, Inc.)	Revolver	0.50%	452	(3)
Vetcor Professional Practices, LLC	Delayed Draw	1.00%	4,384	33
VRC Companies, LLC	Delayed Draw	1.00%	4,513	(69)
VRC Companies, LLC	Revolver	0.50%	1,805	(28)
Winchester Electronics Corporation	Delayed Draw	1.00%	2,500	38

Total unfunded commitments			$71,058	$(397)

(16)	As of March 31, 2017, this LIBOR loan was indexed to the 30-day LIBOR rate at 0.98%.
(17)	As of March 31, 2017, this LIBOR loan was indexed to the 180-day LIBOR rate at 1.42%.

As of March 31, 2017, investments at fair value consisted of the following:

Type—% of Fair Value	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$1,088,396	$1,085,554	77.95%
Second Lien Debt	161,912	161,643	11.61
Structured Finance Obligations	6,582	2,776	0.20
Equity Investments	6,572	8,451	0.61
Investment Fund	131,545	134,121	9.63

Total	$1,395,007	$1,392,545	100.00%

Type—% of Fair Value of First and Second Lien Debt	Amortized Cost	Fair Value	% of Fair Value
Floating Rate	$1,231,289	$1,231,222	98.72%
Fixed Rate	19,019	15,975	1.28

Total	$1,250,308	$1,247,197	100.00%

TCG BDC, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

As of March 31, 2017

(dollar amounts in thousands)

(unaudited)

The industry composition of investments at fair value as of March 31, 2017 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$62,761	$61,797	4.44%
Automotive	26,916	27,649	1.99
Banking, Finance, Insurance & Real Estate	147,196	149,066	10.70
Beverage, Food & Tobacco	15,089	15,465	1.11
Business Services	123,636	121,538	8.73
Capital Equipment	36,759	37,598	2.70
Chemicals, Plastics & Rubber	19,787	19,767	1.42
Construction & Building	23,375	23,663	1.70
Consumer Services	81,999	83,524	6.00
Containers, Packaging & Glass	49,417	47,710	3.43
Durable Consumer Goods	19,790	19,312	1.39
Energy: Electricity	36,810	36,904	2.65
Energy: Oil & Gas	10,985	10,751	0.77
Environmental Industries	40,775	41,613	2.99
Forest Products & Paper	23,705	23,983	1.72
Healthcare & Pharmaceuticals	161,881	164,877	11.84
High Tech Industries	44,596	45,098	3.24
Hotel, Gaming & Leisure	30,372	29,970	2.15
Investment Fund	131,545	134,121	9.63
Media: Advertising, Printing & Publishing	57,440	58,665	4.21
Metals & Mining	10,207	10,237	0.74
Non-durable Consumer Goods	32,723	27,918	2.00
Retail	8,632	8,276	0.59
Software	11,115	11,305	0.81
Sovereign & Public Finance	1,783	1,800	0.13
Structured Finance	6,582	2,776	0.20
Telecommunications	85,076	85,034	6.11
Transportation: Cargo	34,243	34,550	2.48
Transportation: Consumer	26,800	27,502	1.97
Wholesale	33,012	30,076	2.16

Total	$1,395,007	$1,392,545	100.00%

The geographical composition of investments at fair value as of March 31, 2017 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Cayman Islands	$6,582	$2,776	0.20%
United Kingdom	20,970	20,785	1.49
United States	1,367,455	1,368,984	98.31

Total	$1,395,007	$1,392,545	100.00%

The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2016

(dollar amounts in thousands)

Investments—non-controlled/ non-affiliated (1)	Industry	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
First Lien Debt (80.09%)
Access CIG, LLC (2) (3) (4) (13)	Business Services	L + 5.00% (1.00% Floor)	10/17/2021	$18,335	$18,222	$18,335	2.40%
Advanced Instruments, LLC (2) (3) (4) (5) (13) (15)	Healthcare & Pharmaceuticals	L + 5.25% (1.00% Floor)	10/31/2022	22,500	22,019	22,252	2.91
AF Borrower LLC (Accuvant) (2) (3) (4)	High Tech Industries	L + 5.25% (1.00% Floor)	1/28/2022	16,113	15,923	16,113	2.11
Alpha Packaging Holdings, Inc. (2) (3) (4) (13)	Containers, Packaging & Glass	L + 4.25% (1.00% Floor)	5/12/2020	11,322	11,313	11,322	1.48
Anaren, Inc. (2) (3) (4) (13)	Telecommunications	L + 4.50% (1.00% Floor)	2/18/2021	10,869	10,800	10,869	1.42
Audax AAMP Holdings, Inc. (2) (3) (4) (13)	Durable Consumer Goods	L + 6.00% (1.00% Floor)	6/24/2017	10,424	10,400	10,348	1.35
BAART Programs, Inc. (2) (4) (16)	Healthcare & Pharmaceuticals	L + 7.75% (0.00% Floor)	10/9/2021	7,406	7,355	7,534	0.99
Brooks Equipment Company, LLC (2) (3) (4) (13)	Construction & Building	L + 5.00% (1.00% Floor)	8/29/2020	6,694	6,657	6,683	0.87
Capstone Logistics Acquisition, Inc. (2) (3) (4) (13)	Transportation: Cargo	L + 4.50% (1.00% Floor)	10/7/2021	19,478	19,337	19,212	2.51
Captive Resources Midco, LLC (2) (3) (4) (13) (15)	Banking, Finance, Insurance & Real Estate	L + 5.75% (1.00% Floor)	6/30/2020	29,050	28,683	29,009	3.80
Central Security Group, Inc. (2) (3) (4) (13) (16)	Consumer Services	L + 5.63% (1.00% Floor)	10/6/2020	28,658	28,300	28,557	3.74
CIP Revolution Holdings, LLC (2) (3) (5) (15)	Media: Advertising, Printing & Publishing	L + 6.00% (1.00% Floor)	8/19/2021	16,500	16,325	16,585	2.17
Colony Hardware Corporation (2) (3) (4) (13)	Construction & Building	L + 6.00% (1.00% Floor)	10/23/2021	17,038	16,806	17,038	2.23
Datapipe, Inc. (2) (3) (13) (16)	Telecommunications	L + 4.75% (1.00% Floor)	3/15/2019	9,750	9,666	9,764	1.28
Dent Wizard International Corporation (2) (3) (4) (13) (16)	Automotive	L + 4.75% (1.00% Floor)	4/7/2020	7,216	7,190	7,216	0.94
Derm Growth Partners III, LLC (Dermatology Associates) (2) (3) (4) (5) (13) (15)	Healthcare & Pharmaceuticals	L + 6.50% (1.00% Floor)	5/31/2022	32,929	32,393	32,958	4.31
Dimensional Dental Management, LLC (2) (3) (5) (12) (15)	Healthcare & Pharmaceuticals	L + 7.00% (1.00% Floor)	2/12/2021	18,000	17,601	17,811	2.33
Dimora Brands, Inc. (fka TK USA Enterprises, Inc.) (2) (3) (5) (15)	Construction & Building	L + 4.50% (1.00% Floor)	4/4/2022	—	(60)	(30)	0.00
Direct Travel, Inc. (2) (3) (4) (5) (13) (15)	Hotel, Gaming & Leisure	L + 6.50% (1.00% Floor)	12/1/2021	12,842	12,420	12,712	1.66
EIP Merger Sub, LLC (Evolve IP) (2) (3) (5) (12)	Telecommunications	L + 6.25% (1.00% Floor)	6/7/2021	23,750	23,098	23,242	3.04
Emerging Markets Communications, LLC (2) (3) (4) (8) (13)	Telecommunications	L + 5.75% (1.00% Floor)	7/1/2021	17,730	16,299	17,730	2.32
EP Minerals, LLC (2) (3) (4) (13)	Metals & Mining	L + 4.50% (1.00% Floor)	8/20/2020	10,264	10,232	10,259	1.34
FCX Holdings Corp. (2) (3) (4) (13) (16)	Capital Equipment	L + 4.50% (1.00% Floor)	8/4/2020	9,856	9,852	9,856	1.29
Genex Holdings, Inc. (2) (3) (13) (16)	Banking, Finance, Insurance & Real Estate	L + 4.25% (1.00% Floor)	5/30/2021	4,200	4,187	4,196	0.55
Global Software, LLC (2) (3) (4) (13) (16)	High Tech Industries	L + 5.50% (1.00% Floor)	5/2/2022	16,163	15,880	16,163	2.12
Green Energy Partners/Stonewall LLC (2) (3) (5) (13)	Energy: Electricity	L + 5.50% (1.00% Floor)	11/13/2021	16,600	16,475	16,598	2.17
Green Plains II LLC (2) (3) (4) (5) (13) (15)	Beverage, Food & Tobacco	L + 7.00% (1.00% Floor)	10/03/2022	15,205	15,059	15,379	2.01

TCG BDC, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

As of December 31, 2016

(dollar amounts in thousands)

Investments—non-controlled/ non-affiliated (1)	Industry	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
First Lien Debt (80.09%) (continued)
Hummel Station LLC (2) (3) (5) (13) (16)	Energy: Electricity	L + 6.00% (1.00% Floor)	10/27/2022	$21,000	$20,308	$20,160	2.64%
Imagine! Print Solutions, LLC (2) (3) (4) (13)	Media: Advertising, Printing & Publishing	L + 6.00% (1.00% Floor)	3/30/2022	18,461	18,213	18,603	2.43
Imperial Bag & Paper Co. LLC (2) (3) (4) (13) (16)	Forest Products & Paper	L + 6.00% (1.00% Floor)	1/7/2022	24,074	23,752	23,924	3.13
Indra Holdings Corp. (Totes Isotoner) (2) (3) (5) (13)	Non-durable Consumer Goods	L + 4.25% (1.00% Floor)	5/1/2021	14,224	14,130	10,553	1.38
International Medical Group, Inc.(2) (3) (5) (12)	Banking, Finance, Insurance & Real Estate	L + 6.50% (1.00% Floor)	10/30/2020	30,000	29,505	30,237	3.96
Jackson Hewitt Inc. (2) (3) (4) (13)	Retail	L + 7.00% (1.00% Floor)	7/30/2020	8,758	8,625	8,320	1.09
Metrogistics LLC (2) (3) (4) (5) (13)	Transportation: Cargo	L + 6.50% (1.00% Floor)	9/30/2022	15,200	14,986	15,094	1.98
MSX International, Inc. (2) (3) (4) (13)	Automotive	L + 5.00% (1.00% Floor)	8/21/2020	8,940	8,882	8,940	1.17
National Technical Systems, Inc. (2) (3) (4) (13) (15)	Aerospace & Defense	L + 6.25% (1.00% Floor)	6/12/2021	25,123	24,854	23,927	3.13
NES Global Talent Finance US LLC (United Kingdom) (2) (3) (4) (8) (13)	Energy: Oil & Gas	L + 5.50% (1.00% Floor)	10/3/2019	11,250	11,132	10,911	1.43
OnCourse Learning Corporation (2) (3) (4) (5) (13) (15) (16)	Consumer Services	L + 6.50% (1.00% Floor)	9/12/2021	26,141	25,770	26,220	3.43
Paradigm Acquisition Corp. (2) (3) (4) (13)	Business Services	L + 5.00% (1.00% Floor)	6/2/2022	23,246	22,963	23,223	3.04
Pelican Products, Inc. (2) (3) (4) (13)	Containers, Packaging & Glass	L + 4.25% (1.00% Floor)	4/11/2020	7,643	7,654	7,593	0.99
Plano Molding Company, LLC (2) (3) (4) (5) (13)	Hotel, Gaming & Leisure	L + 7.00% (1.00% Floor)	5/12/2021	18,163	18,030	17,302	2.26
PPT Management Holdings, LLC (2) (3) (5)	Healthcare & Pharmaceuticals	L + 6.00% (1.00% Floor)	12/16/2022	22,500	22,288	22,426	2.93
Premier Senior Marketing, LLC (2) (3) (5) (16)	Banking, Finance, Insurance & Real Estate	L + 5.00% (1.00% Floor)	7/1/2022	3,741	3,690	3,741	0.49
Product Quest Manufacturing, LLC (2) (3) (4) (5) (12)	Containers, Packaging & Glass	L + 5.75% (1.00% Floor)	9/9/2020	28,000	27,565	25,838	3.38
Prowler Acquisition Corp. (Pipeline Supply and Service, LLC) (2) (3) (4)	Wholesale	L + 4.50% (1.00% Floor)	1/28/2020	10,798	10,739	8,101	1.06
PSC Industrial Holdings Corp (2) (3) (4) (13)	Environmental Industries	L + 4.75% (1.00% Floor)	12/5/2020	11,760	11,679	11,290	1.48
PSI Services LLC (2) (3) (4) (5) (12) (16)	Business Services	L + 6.75% (1.00% Floor)	2/27/2021	32,705	32,022	34,784	4.56
PT Intermediate Holdings III, LLC (Parts Town) (2) (3) (4) (5) (13) (15)	Wholesale	L + 6.50% (1.00% Floor)	6/23/2022	17,417	17,215	17,563	2.30
QW Holding Corporation (Quala) (2) (3) (4) (5) (13)	Environmental Industries	L + 6.75% (1.00% Floor)	8/31/2022	29,925	29,084	30,009	3.93
Reliant Pro Rehab, LLC (2) (3) (5) (12)	Healthcare & Pharmaceuticals	L + 10.00% (1.00% Floor)	12/29/2017	22,331	22,024	22,331	2.92
SolAero Technologies Corp. (2) (3) (4) (5)	Telecommunications	L + 5.25% (1.00% Floor)	12/10/2020	19,677	19,541	18,901	2.47
Superior Health Linens, LLC (2) (3) (4) (5) (13) (15)	Business Services	L + 6.50% (1.00% Floor)	9/30/2021	19,206	18,891	19,068	2.50
T2 Systems, Inc. (2) (3) (4) (5) (13) (15) (16)	Transportation: Consumer	L + 6.75% (1.00% Floor)	9/28/2022	22,950	22,333	23,208	3.04
T2 Systems Canada, Inc. (2) (3) (5) (16)	Transportation: Consumer	L + 6.75% (1.00% Floor)	9/28/2022	4,050	3,952	4,090	0.54

TCG BDC, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

As of December 31, 2016

(dollar amounts in thousands)

Investments—non-controlled/ non-affiliated (1)	Industry	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
First Lien Debt (80.09%) (continued)
Teaching Strategies, LLC (2) (3) (4) (13)	Media: Advertising, Printing & Publishing	L + 5.50% (0.50% Floor)	10/1/2019	$13,369	$13,333	$13,369	1.75%
The Hilb Group, LLC (2) (3) (5) (12) (15)	Banking, Finance, Insurance & Real Estate	L + 6.50% (1.00% Floor)	6/24/2021	29,682	29,113	29,826	3.90
The SI Organization, Inc. (2) (3) (4) (13)	Aerospace & Defense	L + 4.75% (1.00% Floor)	11/23/2019	8,574	8,527	8,676	1.15
The Topps Company, Inc. (2) (3) (4) (13)	Non-durable Consumer Goods	L + 6.00% (1.25% Floor)	10/2/2020	18,707	18,629	18,795	2.46
TruckPro, LLC (2) (3) (4) (13) (16)	Automotive	L + 5.00% (1.00% Floor)	8/6/2018	9,292	9,267	9,262	1.21
Tweddle Group, Inc. (2) (3) (4) (13)	Media: Advertising, Printing & Publishing	L + 6.00% (1.00% Floor)	10/24/2022	16,200	15,885	16,114	2.11
TwentyEighty, Inc. (fka Miller Heiman, Inc.) (2) (3) (5) (10) (13)	Business Services	L + 6.00% (1.00% Floor)	9/30/2019	18,719	18,571	7,628	1.00
U.S. Farathane, LLC (2) (3) (4) (13)	Automotive	L + 4.75% (1.00% Floor)	12/23/2021	1,925	1,895	1,925	0.25
U.S. TelePacific Holdings Corp. (2) (3) (5)	Telecommunications	L + 8.50% (1.00% Floor)	2/24/2021	30,000	29,149	29,853	3.91
Vetcor Professional Practices, LLC (2) (3) (4) (5) (13) (15)	Consumer Services	L + 6.25% (1.00% Floor)	4/20/2021	25,001	24,623	25,164	3.29
Violin Finco S.A.R.L. (Alexander Mann Solutions) (United Kingdom) (2) (3) (4) (8) (13)	Business Services	L + 4.75% (1.00% Floor)	12/20/2019	10,065	10,012	10,058	1.32
Vistage Worldwide, Inc. (2) (3) (4) (13) (16)	Business Services	L + 5.50% (1.00% Floor)	8/19/2021	28,757	28,524	28,688	3.75
Vitera Healthcare Solutions, LLC (2) (3) (4) (13)	Healthcare & Pharmaceuticals	L + 5.00% (1.00% Floor)	11/4/2020	9,104	9,050	9,078	1.19
Winchester Electronics Corporation (2) (3) (4) (5) (13) (15)	Capital Equipment	L + 6.50% (1.00% Floor)	6/30/2022	27,367	26,959	27,460	3.59
Zest Holdings, LLC (2) (3) (4) (13)	Durable Consumer Goods	L + 4.75% (1.00% Floor)	8/16/2020	9,530	9,530	9,584	1.25

First Lien Debt Total					$1,145,326	$1,139,548	149.13%

Second Lien Debt (12.08%)
AF Borrower LLC (Accuvant) (2) (3) (5)	High Tech Industries	L + 9.00% (1.00% Floor)	1/30/2023	$8,000	$7,934	$8,000	1.05%
AIM Group USA Inc. (2) (3) (5) (13)	Aerospace & Defense	L + 9.00% (1.00% Floor)	8/2/2022	23,000	22,701	23,196	3.04
AmeriLife Group, LLC (2) (3) (5)	Banking, Finance, Insurance & Real Estate	L + 8.75% (1.00% Floor)	1/10/2023	20,000	19,656	19,208	2.51
Argon Medical Devices, Inc. (2) (3) (4) (5)	Healthcare & Pharmaceuticals	L + 9.50% (1.00% Floor)	6/23/2022	24,000	23,363	24,233	3.17
Berlin Packaging L.L.C. (2) (3) (5) (13)	Containers, Packaging & Glass	L + 6.75% (1.00% Floor)	10/1/2022	2,927	2,910	2,953	0.39
Charter NEX US Holdings, Inc. (2) (3) (5) (13)	Chemicals, Plastics & Rubber	L + 8.25% (1.00% Floor)	2/5/2023	7,394	7,303	7,468	0.98
Confie Seguros Holding II Co. (2) (3) (5) (16)	Banking, Finance, Insurance & Real Estate	L + 9.00% (1.25% Floor)	5/8/2019	12,000	11,921	11,918	1.56
Drew Marine Group Inc. (2) (3) (4) (5) (13)	Chemicals, Plastics & Rubber	L + 7.00% (1.00% Floor)	5/19/2021	12,500	12,481	12,333	1.61
Genex Holdings, Inc. (2) (3) (5)	Banking, Finance, Insurance & Real Estate	L + 7.75% (1.00% Floor)	5/30/2022	7,990	7,915	7,978	1.04

TCG BDC, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

As of December 31, 2016

(dollar amounts in thousands)

Investments—non-controlled/ non-affiliated (1)	Industry	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
Second Lien Debt (12.08%) (continued)
Institutional Shareholder Services Inc. (2) (3) (5) (13)	Banking, Finance, Insurance & Real Estate	L + 8.50% (1.00% Floor)	4/29/2022	$12,500	$12,408	$12,359	1.62%
Jazz Acquisition, Inc. (Wencor) (2) (3) (5) (13)	Aerospace & Defense	L + 6.75% (1.00% Floor)	6/19/2022	6,700	6,677	5,572	0.73
MRI Software, LLC (2) (3) (5)	Software	L + 8.00% (1.00% Floor)	6/23/2022	11,250	11,110	11,265	1.47
Power Stop, LLC (5) (9)	Automotive	11.00%	5/29/2022	10,000	9,831	9,863	1.29
Prowler Acquisition Corp. (Pipeline Supply and Service, LLC) (2) (3) (5)	Wholesale	L + 8.50% (1.00% Floor)	7/28/2020	3,000	2,960	1,682	0.22
Vitera Healthcare Solutions, LLC (2) (3) (4)	Healthcare & Pharmaceuticals	L + 8.25% (1.00% Floor)	11/4/2021	2,000	1,979	1,945	0.26
Watchfire Enterprises, Inc. (2) (3) (5) (13)	Media: Advertising, Printing & Publishing	L + 8.00% (1.00% Floor)	10/2/2021	7,000	6,932	6,976	0.91
Zywave, Inc. (2) (3) (5)	High Tech Industries	L + 9.00% (1.00% Floor)	11/17/2023	4,950	4,879	4,915	0.64

Second Lien Debt Total					$172,960	$171,864	22.49%

Investments—non-controlled/non-affiliated (1)	Industry	Maturity Date	Par Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
Structured Finance Obligations (0.37%) (5) (8) (11)
1776 CLO I, Ltd., Subordinated Notes	Structured Finance	5/8/2020	$11,750	$6,739	$2,761	0.36%
Clydesdale CLO 2005, Ltd., Subordinated Notes	Structured Finance	12/6/2017	5,750	—	10	0.00
MSIM Peconic Bay, Ltd., Subordinated Notes	Structured Finance	7/20/2019	4,500	63	5	0.00
Nautique Funding Ltd., Income Notes	Structured Finance	4/15/2020	5,000	2,437	2,440	0.32

Structured Finance Obligations Total				$9,239	$5,216	0.68%

Investments—non-controlled/non-affiliated (1)	Industry	Shares/ Units	Cost	Fair Value (7)	Percentage of Net Assets
Equity Investments (0.46%) (5)
CIP Revolution Investments, LLC	Media: Advertising, Printing & Publishing	30,000	$300	$352	0.05%
Derm Growth Partners III, LLC (Dermatology Associates)	Healthcare & Pharmaceuticals	1,000,000	1,000	976	0.13
GS Holdco LLC (Global Software, LLC)	High Tech Industries	1,000,000	1,001	1,126	0.15
Power Stop Intermediate Holdings, LLC	Automotive	7,150	715	1,208	0.16
T2 Systems Parent Corporation	Transportation: Consumer	555,556	556	584	0.07
THG Acquisition, LLC (The Hilb Group, LLC)	Banking, Finance, Insurance & Real Estate	1,500,000	1,499	2,228	0.29

Equity Investments Total			$5,071	$6,474	0.85%

Total investments—non-controlled/non-affiliated			$1,332,596	$1,323,102	173.15%

TCG BDC, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

As of December 31, 2016

(dollar amounts in thousands)

Investments—controlled/affiliated	Industry	Interest Rate (2)	Maturity Date	Par Amount/ LLC Interest	Cost	Fair Value (7)	Percentage of Net Assets
Investment Fund (7.00%) (8)
Middle Market Credit Fund, LLC, Mezzanine Loan (2) (5) (9) (14)	Investment Fund	L + 9.50%	6/24/2017	$62,384	$62,384	$62,384	8.16%
Middle Market Credit Fund, LLC, Subordinated Loan and Member’s Interest (5) (14)	Investment Fund	0.001	3/1/2021	35,001	35,001	37,273	4.88

Investment Fund Total					$97,385	$99,657	13.04%

Total investments—controlled/affiliated					$97,385	$99,657	13.04%

Total investments					$1,429,981	$1,422,759	186.19%

(1)	Unless otherwise indicated, issuers of debt and equity investments held by the Company are domiciled in the United States and issuers of structured finance obligations are domiciled in the Cayman Islands. Under the Investment Company Act, the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of December 31, 2016, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2016, the Company is not an “affiliated person” of any of these portfolio companies.
(2)	Variable rate loans to the portfolio companies bear interest at a rate that may be determined by reference to either LIBOR or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has provided the interest rate in effect as of December 31, 2016. As of December 31, 2016, all of our LIBOR loans were indexed to the 90-day LIBOR rate at 1.00%, except for those loans as indicated in Note 16 below.
(3)	Loan includes interest rate floor feature.
(4)	Denotes that all or a portion of the assets are owned by the SPV. The SPV has entered into the SPV Credit Facility. The lenders of the SPV Credit Facility have a first lien security interest in substantially all of the assets of the SPV (see Note 6, Borrowings). Accordingly, such assets are not available to creditors of the Company or the 2015-1 Issuer, a wholly owned and consolidated subsidiary of the Company.
(5)	Denotes that all or a portion of the assets are owned by the Company. The Company has entered into the Credit Facility. The lenders of the Credit Facility have a first lien security interest in substantially all of the portfolio investments held by the Company (see Note 6, Borrowings). Accordingly, such assets are not available to creditors of the SPV or the 2015-1 Issuer.
(6)	Amortized cost represents original cost, including origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion/amortization of discounts/premiums, as applicable, on debt investments using the effective interest method. Equity tranche CLO fund investments, which are referred to as “structured finance obligations”, are recorded at amortized cost using the effective interest method.
(7)	Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (see Note 2, Significant Accounting Policies, and Note 3, Fair Value Measurements), pursuant to the Company’s valuation policy.
(8)	The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(9)	Represents a corporate mezzanine loan, which is subordinated to senior secured term loans of the portfolio company/investment fund.
(10)	Loan was on non-accrual status as of December 31, 2016.
(11)	As of December 31, 2016, the Company has a greater than 25% but less than 50% equity or subordinated notes ownership interest in certain structured finance obligations. These investments have governing documents that preclude the Company from controlling management of the entity and therefore the Company has determined that the issuer of the investment is not a controlled affiliate or a non-controlled affiliate because the investments are not “voting securities”.
(12)	In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company is entitled to receive additional interest as a result of an agreement among lenders as follows: Dimensional Dental Management, LLC (4.54%), EIP Merger Sub, LLC (Evolve IP) (3.84%), International Medical Group, Inc. (4.64%), Product Quest Manufacturing, LLC (3.54%), PSI Services LLC (4.40%), Reliant Pro Rehab, LLC (nil) and The Hilb Group, LLC (3.96%). Pursuant to the agreement among lenders in respect of this loan, this investment represents a first lien/last out loan, which has a secondary priority behind the first lien/first out loan with respect to principal, interest and other payments.

TCG BDC, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

As of December 31, 2016

(dollar amounts in thousands)

(13)	Denotes that all or a portion of the assets are owned by the 2015-1 Issuer and secure the notes issued in connection with a $400 million term debt securitization completed by the Company on June 26, 2015 (see Note 7, 2015-1 Notes). Accordingly, such assets are not available to the creditors of the SPV or the Company.
(14)	Under the Investment Company Act, the Company is deemed to be an “affiliated person” of and “control” this investment fund because the Company owns more than 25% of the investment fund’s outstanding voting securities and/or has the power to exercise control over management or policies of such investment fund. See Note 5, Middle Market Credit Fund, LLC, for more details.
(15)	As of December 31, 2016, the Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
First Lien Debt—unfunded delayed draw and revolving term loans commitments
Advanced Instruments, LLC	Revolver	0.50%	$2,500	$(25)
Captive Resources Midco, LLC	Revolver	0.50%	1,875	(2)
Captive Resources Midco, LLC	Delayed Draw	1.25%	3,125	(4)
CIP Revolution Holdings, LLC	Revolver	0.50%	1,331	6
CIP Revolution Holdings, LLC	Delayed Draw	0.75%	1,331	6
Derm Growth Partners III, LLC (Dermatology Associates)	Revolver	0.50%	1,672	1
Derm Growth Partners III, LLC (Dermatology Associates)	Delayed Draw	1.00%	5,247	4
Dimensional Dental Management, LLC	Delayed Draw	1.00%	2,507	(23)
Dimora Brands, Inc. (fka TK USA Enterprises, Inc.)	Revolver	0.50%	4,750	(30)
Direct Travel, Inc.	Delayed Draw	1.00%	9,658	(56)
Green Plains II LLC	Revolver	0.50%	1,352	14
National Technical Systems, Inc.	Revolver	0.50%	2,031	(102)
National Technical Systems, Inc.	Delayed Draw	1.00%	4,469	(165)
OnCourse Learning Corporation	Revolver	0.50%	859	2
PT Intermediate Holdings III, LLC (Parts Town)	Revolver	0.50%	2,025	15
Superior Health Linens, LLC	Revolver	0.50%	2,735	(17)
T2 Systems, Inc.	Revolver	0.50%	2,933	29
The Hilb Group, LLC	Delayed Draw	1.00%	3,810	16
Vetcor Professional Practices, LLC	Delayed Draw	1.00%	3,057	18
Winchester Electronics Corporation	Delayed Draw	1.00%	2,500	8

Total unfunded commitments			$59,767	$(305)

(16)	As of December 31, 2016, this LIBOR loan was indexed to the 30-day LIBOR rate at 0.77%.

As of December 31, 2016, investments at fair value consisted of the following:

Type—% of Fair Value	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$1,145,326	$1,139,548	80.09%
Second Lien Debt	172,960	171,864	12.08
Structured Finance Obligations	9,239	5,216	0.37
Equity Investments	5,071	6,474	0.46
Investment Fund	97,385	99,657	7.00

Total	$1,429,981	$1,422,759	100.00%

Type—% of Fair Value of First and Second Lien Debt	Amortized Cost	Fair Value	% of Fair Value
Floating Rate	$1,308,455	$1,301,549	99.25%
Fixed Rate	9,831	9,863	0.75

Total	$1,318,286	$1,311,412	100.00%

TCG BDC, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

As of December 31, 2016

(dollar amounts in thousands)

The industry composition of investments at fair value as of December 31, 2016 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$62,759	$61,371	4.31%
Automotive	37,780	38,414	2.70
Banking, Finance, Insurance & Real Estate	148,577	150,700	10.59
Beverage, Food & Tobacco	15,059	15,379	1.08
Business Services	149,205	141,784	9.97
Capital Equipment	36,811	37,316	2.62
Chemicals, Plastics & Rubber	19,784	19,801	1.39
Construction & Building	23,403	23,691	1.67
Consumer Services	78,693	79,941	5.62
Containers, Packaging & Glass	49,442	47,706	3.35
Durable Consumer Goods	19,930	19,932	1.04
Energy: Electricity	36,783	36,758	2.59
Energy: Oil & Gas	11,132	10,911	0.77
Environmental Industries	40,763	41,299	2.90
Forest Products & Paper	23,752	23,924	1.68
Healthcare & Pharmaceuticals	159,072	161,544	11.36
High Tech Industries	45,617	46,317	3.26
Hotel, Gaming & Leisure	30,450	30,014	2.11
Investment Fund	97,385	99,657	7.00
Media: Advertising, Printing & Publishing	70,988	71,999	5.06
Metals & Mining	10,232	10,259	0.72
Non-durable Consumer Goods	32,759	29,348	2.06
Retail	8,625	8,320	0.58
ware	11,110	11,265	0.79
Structured Finance	9,239	5,216	0.37
Telecommunications	108,553	110,359	7.76
Transportation: Cargo	34,323	34,306	2.41
Transportation: Consumer	26,841	27,882	1.96
Wholesale	30,914	27,346	1.92

Total	$1,429,981	$1,422,759	100.00%

The geographical composition of investments at fair value as of December 31, 2016 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Cayman Islands	$9,239	$5,216	0.37%
United Kingdom	21,144	20,969	1.47
United States	1,399,598	1,396,574	98.16

Total	$1,429,981	$1,422,759	100.00%

The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

As of March 31, 2017

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

Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with US GAAP are omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of consolidated financial statements for the interim period presented have been included. These adjustments are of a normal, recurring nature. This Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2016. The results of operations for the three month period ended March 31, 2017 are not necessarily indicative of the operating results to be expected for the full year.

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

Revenue Recognition

Interest from Investments and Realized Gain/Loss on Investments

Interest income is recorded on an accrual basis and includes the accretion of discounts and amortization of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost, including origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. At time of exit, the realized gain or loss on an investment is the difference between the amortized cost at time of exit and the cash received at exit using the specific identification method.

The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. As of March 31, 2017, the fair value of the loan in the portfolio with PIK provisions was $8,861, which represents approximately 0.6% of total investments at fair value. For the three month period ended March 31, 2017, there was no PIK interest accrued. As of December 31, 2016, no loans in the portfolio contained PIK provisions.

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

Dividend Income

Dividend income from the investment fund is recorded on the record date for the investment fund to the extent that such amounts are payable by the investment fund and are expected to be collected.

Other Income

Other income may include income such as consent, waiver, amendment, syndication and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive fees for guaranteeing the outstanding debt of a portfolio company. Such fees are amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in other assets in the accompanying Consolidated Statements of Assets and Liabilities. For the three month periods ended March 31, 2017 and 2016, the Company earned $2,536 and $999, respectively, in other income, primarily from syndication and prepayment fees.

Non-Accrual Income

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid current and, in management’s judgment, are likely to remain current. Management may not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2017, the fair value of the loan in the portfolio on non-accrual status was $8,858, which represents approximately 0.6% of total investments at fair value. The remaining first and second lien debt investments were performing and current on their interest payments as of March 31, 2017. All first and second lien debt investments were performing and current on their interest payments as of March 31, 2016.

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

Organization and Offering Costs

The Company agreed to reimburse the Investment Adviser for initial organization and offering costs incurred on behalf of the Company up to $1,500. As of March 31, 2017 and December 31, 2016, $1,500 of organization and offering costs had been incurred by the Company and $57 of excess organization and offering costs had been incurred by the Investment Adviser since inception. The $1,500 of incurred organization and offering costs are allocated to all stockholders based on their respective capital commitment and are re-allocated amongst all stockholders at the time of each capital drawdown subsequent to the Initial Closing. The Company’s organization costs incurred are expensed and the offering costs are charged against equity when incurred.

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

The Company has adopted a dividend reinvestment plan that provides for reinvestment of any distributions on behalf of its stockholders, for those who have elected to participate in the plan. As a result of adopting such a plan, if the Board of Directors authorizes, and The Company declares, a cash dividend or distribution, the stockholders who have elected to participate in the dividend reinvestment plan would have their cash dividends or distributions automatically reinvested in additional shares of the Company’s common stock, rather than receiving cash. Prior to a Qualified IPO, the Company intends to use primarily newly issued shares of its common stock to implement the plan issued at the net asset value per share most recently determined by the Board of Directors. After a Qualified IPO, the Company intends to use primarily newly issued shares to implement the plan so long as the market value per share is equal to or greater than the net asset value per share as of the close of business on the relevant payment date for such dividend or distribution. If the market value per share is less than the net asset value per share as of the close of business on the relevant payment date, the plan administrator would purchase the common stock on behalf of participants in the open market, unless the Company instructs the plan administrator otherwise.

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

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of March 31, 2017 and December 31, 2016.

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

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the three month periods ended March 31, 2017 and 2016, there were no transfers between levels.

The following tables summarize the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of March 31, 2017 and December 31, 2016:

	March 31, 2017
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$1,085,554	$1,085,554
Second Lien Debt	—	—	161,643	161,643
Structured Finance Obligations	—	—	2,776	2,776
Equity Investments	—	—	8,451	8,451
Investment Fund
Mezzanine Loan	—	—	86,044	86,044

Subtotal	$—	$—	$1,344,468	$1,344,468

Investments measured at net asset value (1)				$48,077

Total				$1,392,545

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$1,139,548	$1,139,548
Second Lien Debt	—	—	171,864	171,864
Structured Finance Obligations	—	—	5,216	5,216
Equity Investments	—	—	6,474	6,474
Investment Fund
Mezzanine Loan	—	—	62,384	62,384

Subtotal	$—	$—	$1,385,486	$1,385,486

Investments measured at net asset value (1)				$37,273

Total				$1,422,759

(1)	Amount represents the Company’s subordinated loan and member’s interest investments in Credit Fund. The fair value of these investments has been estimated using the net asset value of the Company’s ownership interests in Credit Fund.

The changes in the Company’s investments at fair value for which the Company has used Level 3 inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level 3 investments still held are as follows:

	Financial Assets For the three month period ended March 31, 2017
	First Lien Debt	Second Lien Debt	Structured Finance Obligations	Equity Investments	Investment Fund - Mezzanine Loan	Total
Balance, beginning of period	$1,139,548	$171,864	$5,216	$6,474	$62,384	$1,385,486
Purchases	92,793	1,782	—	1,500	45,660	141,735
Sales	(24,723)	(2,978)	—	—	—	(27,701)
Paydowns	(120,872)	(10,000)	(2,518)	—	(22,000)	(155,390)
Accretion of discount	3,425	151	—	—	—	3,576
Net realized gains (losses)	(7,552)	(3)	(139)	—	—	(7,694)
Net change in unrealized appreciation (depreciation)	2,935	827	217	477	—	4,456

Balance, end of period	$1,085,554	$161,643	$2,776	$8,451	$86,044	$1,344,468

Net change in unrealized appreciation (depreciation) included in earnings related to investments still held as of March 31, 2017 included in net change in unrealized appreciation (depreciation) on investments non-controlled/non-affiliated on the Consolidated Statements of Operations	$(3,472)	$859	$220	$477	$—	$(1,916)

	Financial Assets For the three month period ended March 31, 2016
	First Lien Debt	Second Lien Debt	Structured Finance Obligations	Equity Investments	Total
Balance, beginning of period	$785,459	$210,396	$44,812	$2,424	$1,043,091
Purchases	98,802	33,488	—	—	132,290
Sales	(2,193)	(10,835)	(9,805)	—	(22,833)
Paydowns	(3,326)	—	—	—	(3,326)
Accretion of discount	532	97	(31)	—	598
Net realized gains (losses)	4	—	(3,581)	—	(3,577)
Net change in unrealized appreciation (depreciation)	(5,608)	(5,256)	(1,040)	371	(11,533)

Balance, end of period	$873,670	$227,890	$30,355	$2,795	$1,134,710

Net change in unrealized appreciation (depreciation) included in earnings related to investments still held as of March 31, 2016 included in net change in unrealized appreciation (depreciation) on investments non-controlled/non-affiliated on the Consolidated Statements of Operations	$(5,602)	$(5,256)	$(4,298)	$371	$(14,785)

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

The following tables summarize the quantitative information related to the significant unobservable inputs for Level 3 instruments which are carried at fair value as of March 31, 2017 and December 31, 2016:

	Fair Value as of March 31, 2017	Valuation Techniques	Significant Unobservable Inputs	Range
				Low		High		Weighted Average
Investments in First Lien Debt	$1,010,923	Discounted Cash Flow	Discount Rate	4.13%		16.25%		8.01%
	72,386	Consensus Pricing	Indicative Quotes	65.13		101.00		94.09
	2,245	Income Approach	Discount Rate	19.53%		19.53%		19.53%
		Market Approach	Comparable Multiple	4.06	x	4.51	x	4.28	x

Total First Lien Debt	1,085,554

Investments in Second Lien Debt	156,836	Discounted Cash Flow	Discount Rate	7.93%		11.01%		9.65%
	2,949	Consensus Pricing	Indicative Quotes	100.75		100.75		100.75
	1,858	Income Approach	Discount Rate	10.68%		10.68%		10.68%
		Market Approach	Comparable Multiple	8.87	x	9.60x		9.24x

Total Second Lien Debt	161,643

Investments in Structured Finance Obligations	2,776	Discounted Cash Flow	Discount Rate	22.00%		22.00%		22.00%
			Default Rate	0.78		0.78		0.78
			Prepayment Rate	35.00		35.00		35.00
			Recovery Rate	65.00		65.00		65.00

Total Structured Finance Obligations	2,776

Investments in Equity	8,451	Income Approach	Discount Rate	8.37%		10.30%		9.13%
		Market Approach	Comparable Multiple	7.55	x	14.52	x	10.92	x

Total Equity Investments	8,451

Investments in Investment Fund—Mezzanine Loan	86,044	Income Approach	Repayment Rate	100.00%		100.00%		100.00%

Total Investment Fund—Mezzanine Loan	86,044

Total Level 3 Investments	$1,344,468

	Fair Value as of December 31, 2016	Valuation Techniques	Significant Unobservable Inputs	Range
				Low		High		Weighted Average
Investments in First Lien Debt	$986,695	Discounted Cash Flow	Discount Rate	4.50%		16.33%		7.94%
	152,853	Consensus Pricing	Indicative Quotes	40.75		106.36		97.29

Total First Lien Debt	1,139,548

Investments in Second Lien Debt	153,657	Discounted Cash Flow	Discount Rate	7.93%		11.05%		9.75%
	16,525	Consensus Pricing	Indicative Quotes	83.17		100.88		94.48
	1,682	Income Approach	Discount Rate	15.32%		15.32%		15.32%
		Market Approach	Comparable Multiple	8.01	x	8.68	x	8.34	x

Total Second Lien Debt	171,864

Investments in Structured Finance Obligations	2,761	Discounted Cash Flow	Discount Rate	22.00%		22.00%		22.00%
			Default Rate	1.13		1.13		1.13
			Prepayment Rate	35.00		35.00		35.00
			Recovery Rate	65.00		65.00		65.00
	2,455	Consensus Pricing	Indicative Quotes	0.10		48.79		48.50

Total Structured Finance Obligations	5,216

Investments in Equity	6,474	Income Approach	Discount Rate	8.68%		10.40%		9.41%
		Market Approach	Comparable Multiple	7.22	x	13.71	x	11.00	x

Total Equity Investments	6,474

Investments in Investment Fund—Mezzanine Loan	62,384	Income Approach	Repayment Rate	100.00%		100.00%		100.00%
Total Investment Fund—Mezzanine Loan	62,384

Total Level 3 Investments	$1,385,486

The significant unobservable inputs used in the fair value measurement of the Company’s investments in first and second lien debt securities are discount rates, indicative quotes and comparable EBITDA multiples. Significant increases in discount rates would result in a significantly lower fair value measurement. Significant decreases in indicative quotes or comparable EBITDA multiples in isolation may result in a significantly lower fair value measurement.

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

Financial instruments disclosed but not carried at fair value

The following table presents the carrying value and fair value of the Company’s secured borrowings disclosed but not carried at fair value as of March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured borrowings	$390,608	$390,608	$421,885	$421,885

Total	$390,608	$390,608	$421,885	$421,885

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

The following table represents the carrying values (before debt issuance costs) and fair values of the Company’s 2015-1 Notes disclosed but not carried at fair value as of March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Aaa/AAA Class A-1A Notes	$160,000	$160,110	$160,000	$160,072
Aaa/AAA Class A-1B Notes	40,000	40,001	40,000	39,960
Aaa/AAA Class A-1C Notes	27,000	27,030	27,000	26,951
Aa2 Class A-2 Notes	46,000	46,027	46,000	45,784

Total	$273,000	$273,168	$273,000	$272,767

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

Prior to a Qualified IPO, the base management fee is calculated and payable quarterly in arrears at an annual rate of 1.50% of the average daily gross assets of the Company for the period adjusted for share issuances or repurchases, excluding any cash and cash equivalents and including assets acquired through the incurrence of debt from use of the SPV Credit Facility, Credit Facility and 2015-1 Notes (see Note 6, Borrowings, and Note 7, 2015-1 Notes). For purposes of this calculation, cash and cash equivalents include any temporary investments in cash-equivalents, U.S. government securities and other high quality investment grade debt investments that mature in 12 months or less from the date of investment. Base management fees for any partial quarter are prorated. The Investment Adviser waived its right to receive one-third (0.50%) of the 1.50% base management fee prior to a Qualified IPO. The fee waiver will terminate if and when a Qualified IPO has been consummated. Any waived base management fees are not subject to recoupment by the Investment Adviser.

The incentive fee has two parts. The first part is calculated and payable quarterly in arrears based on the pre-incentive fee net investment income for the immediately preceding calendar quarter. The second part is determined and payable in arrears based on capital gains as of the end of each calendar year.

Pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the operating expenses accrued for the quarter (including the base management fee, expenses payable under the administration agreement, and any interest expense or fees on any credit facilities or outstanding debt and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income does not include, in the case of investments with a deferred interest feature (such as original issue discount (“OID”), debt instruments with pay-in-kind interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

Prior to any Qualified IPO of the Company’s common stock, pre-incentive fee net investment income, expressed as a rate of return on the average daily Hurdle Calculation Value (as defined below) throughout the immediately preceding calendar quarter, is compared to a “hurdle rate” of 1.50% per quarter (6% annualized) or a “catch-up” of 1.875% per quarter (7.50% annualized), as applicable. “Hurdle Calculation Value” means, on any given day, the sum of (x) the value of net assets as of the end of the calendar quarter immediately preceding such day plus (y) the aggregate amount of capital drawn from investors (or reinvested in the Company pursuant to a dividend reinvestment plan) from the beginning of the current quarter to such day minus (z) the aggregate amount of distributions (including share repurchases) made by the Company from the beginning of the current quarter to such day, but only to the extent such distributions were not declared and accounted for on the books and records in a previous quarter.

The Company pays its Investment Adviser an incentive fee with respect to its pre-incentive fee net investment income in each calendar quarter as follows:

•	no incentive fee based on pre-incentive fee net investment income in any calendar quarter in which its pre-incentive fee net investment income does not exceed the hurdle rate of 1.50%;

•

100% of pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 1.875% in any calendar quarter (7.50% annualized). The Company refers to this portion of the pre-incentive fee net investment income (which exceeds the hurdle rate but is less than 1.875%) as the “catch-up.” The “catch-up” is meant to provide the Investment Adviser with approximately 20% of the Company’s pre-incentive fee net investment income as if a hurdle rate did not apply if this net investment income exceeds 1.875% in any calendar quarter; and

•	20% of the amount of pre-incentive fee net investment income, if any, that exceeds 1.875% in any calendar quarter (7.50% annualized) will be payable to the Investment Adviser. This reflects that once the hurdle rate is reached and the catch-up is achieved, 20% of all pre-incentive fee investment income thereafter is allocated to the Investment Adviser.

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

For the three month periods ended March 31, 2017 and 2016, base management fees were $3,417 and $2,760, respectively (net of waiver of $1,708 and $1,380, respectively), incentive fees related to pre-incentive fee net investment income were $4,777 and $2,990, respectively, and there were no incentive fees related to realized capital gains. For the three month periods ended March 31, 2017 and 2016, there were no accrued capital gains incentive fees based upon the cumulative net realized and unrealized appreciation (depreciation) as of March 31, 2017 and 2016, respectively. The accrual for any capital gains incentive fee under US GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual.

As of March 31, 2017 and December 31, 2016, $11,764 and $8,157, respectively, was included in base management and incentive fees payable in the accompanying Consolidated Statements of Assets and Liabilities.

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

For the three month periods ended March 31, 2017 and 2016, the Company incurred $173 and $148, respectively, in fees under the Administrative Agreement, which were included in administrative service fees in the accompanying Consolidated Statements of Operations. As of March 31, 2017 and December 31, 2016, $115 and $137, respectively, was unpaid and included in administrative service fees payable in the accompanying Consolidated Statements of Assets and Liabilities.

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

For the three month periods ended March 31, 2017 and 2016, fees incurred in connection with the State Street Sub-Administration Agreement, which amounted to $160 and $140, respectively, were included in other general and administrative in the accompanying Consolidated Statements of Operations. As of March 31, 2017 and December 31, 2016, $160 and $159, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.

Placement Fees

On April 3, 2013, the Company entered into a placement fee arrangement with TCG Securities, L.L.C. (“TCG”), a licensed broker-dealer and an affiliate of the Investment Adviser, which may require stockholders to pay a placement fee to TCG for TCG’s services.

For the three month periods ended March 31, 2017 and 2016, TCG earned placement fees of $0 and $3, respectively, from the Company’s stockholders in connection with the issuance or sale of the Company’s common stock.

Board of Directors

The Company’s Board of Directors currently consists of five members, three of whom are Independent Directors. On April 3, 2013, the Board of Directors established an Audit Committee consisting of its Independent Directors. The Board of Directors also established a Pricing Committee of the Board of Directors (the “Pricing Committee”) and may establish additional committees in the future. For the three month periods ended March 31, 2017 and 2016, the Company incurred $103 and $120, respectively, in fees and expenses associated with its Independent Directors and the Audit Committee. As of March 31, 2017 and December 31, 2016, $0 was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities. As of March 31, 2017 and December 31, 2016, current directors had committed $821 in capital commitments to the Company.

Transactions

For the three month period ended March 31, 2017, the Company sold three investments to Credit Fund for proceeds of $30,743 and realized gains of $177. See Note 5, Middle Market Credit Fund, LLC, for further information about Credit Fund.

5. MIDDLE MARKET CREDIT FUND, LLC

Overview

On February 29, 2016, the Company and Credit Partners entered into the Limited Liability Company Agreement to co-manage Credit Fund, an unconsolidated Delaware limited liability company. Credit Fund primarily invests in first lien loans of middle market companies. Credit Fund is managed by a six-member board of managers, on which the Company and Credit Partners each have equal representation. Establishing a quorum for Credit Fund’s board of managers requires at least four members to be present at a meeting, including at least two of the Company’s representatives and two of Credit Partners’ representatives. The Company and Credit Partners each have 50% economic ownership of Credit Fund and have commitments to fund, from time to time, capital of up to $400,000 each. Funding of such commitments generally requires the approval of the board of Credit Fund, including the board members appointed by the Company. By virtue of its membership interest, the Company and Credit Partners each indirectly bear an allocable share of all expenses and other obligations of Credit Fund.

Together with Credit Partners, the Company co-invests through Credit Fund. Investment opportunities for Credit Fund are sourced primarily by the Company and its affiliates. Portfolio and investment decisions with respect to Credit Fund must be unanimously approved by a quorum of Credit Fund’s investment committee consisting of an equal number of representatives of the Company and Credit Partners. Therefore, although the Company owns more than 25% of the voting securities of Credit Fund, the Company does not believe that it has control over Credit Fund (other than for purposes of the Investment Company Act). Middle Market Credit Fund SPV, LLC (the “Credit Fund Sub”), a Delaware limited liability company, was formed on April 5, 2016. Credit Fund Sub primarily invests in first lien loans of middle market companies. Credit Fund Sub is a wholly owned subsidiary of Credit Fund and is consolidated in Credit Fund’s consolidated financial statements commencing from the date of its formation. Credit Fund follows the same Internal Risk Rating System as the Company.

Credit Fund, the Company and Credit Partners entered into an administration agreement with Carlyle GMS Finance Administration L.L.C., the administrative agent of Credit Fund (in such capacity, the “Administrative Agent”), pursuant to which the Administrative Agent is delegated certain administrative and non-discretionary functions, is authorized to enter into sub-administration agreements at our expense with the approval of the board of managers of Credit Fund, and is reimbursed by Credit Fund for its costs and expenses and Credit Fund’s allocable portion of overhead incurred by the Administrative Agent in performing its obligations thereunder

Selected Financial Data

Since inception of Credit Fund and through March 31, 2017 and December 31, 2016, the Company and Credit Partners each made capital contributions of $1 in members’ equity and $45,500 and $35,000, respectively, in subordinated loans to Credit Fund. As of March 31, 2017 and December 31, 2016, Credit Fund had net borrowings of $86,044 and $62,384, respectively, in mezzanine loans under a revolving credit facility with the Company (the “Credit Fund Facility”). As of March 31, 2017 and December 31, 2016, Credit Fund had subordinated loans and members’ capital of $96,155 and $74,547, respectively. As of March 31, 2017 and December 31, 2016, the Company’s ownership interest in such subordinated loans and members’ capital was $48,077 and $37,273 respectively, and in such mezzanine loans was $86,044 and $62,384, respectively.

As of March 31, 2017 and December 31, 2016, Credit Fund held cash and cash equivalents totaling $10,533 and $6,103, respectively.

As of March 31, 2017 and December 31, 2016, Credit Fund had total investments at fair value of $558,694 and $437,829, respectively, which was comprised of first lien senior secured loans and second lien senior secured loans to 35 and 28 portfolio companies, respectively. As of March 31, 2017 and December 31, 2016, no loans in Credit Fund’s portfolio were on non-accrual status or contained PIK provisions. All investments in the portfolio were floating rate debt investments. The portfolio companies in Credit Fund are U.S. middle market companies in industries similar to those in which the Company may invest directly. Additionally, as of March 31, 2017 and December 31, 2016, Credit Fund had commitments to fund various undrawn revolvers and delayed draw investments to its portfolio companies totaling $32,012 and $30,361, respectively.

Below is a summary of Credit Fund’s portfolio, followed by a listing of the loans in Credit Fund’s portfolio as of March 31, 2017 and December 31, 2016:

	As of March 31, 2017	As of December 31, 2016
Senior secured loans (1)	$560,196	$439,086
Weighted average yields of senior secured loans based on amortized cost (2)	6.53%	6.47%
Weighted average yields of senior secured loans based on fair value (2)	6.46%	6.41%
Number of portfolio companies in Credit Fund	35	28
Average amount per portfolio company (1)	$16,006	$15,682

(1)	At par/principal amount.
(2)	Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of March 31, 2017 and December 31, 2016. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.

Consolidated Schedule of Investments as of March 31, 2017 (unaudited)
Investments (1)	Industry	Interest Rate	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
First Lien Debt (99.42% of fair value)
Advanced Instruments, LLC (2) (3) (4) (10) (11)	Healthcare & Pharmaceuticals	L + 5.25% (1.00% Floor)	10/31/2022	$12,000	$11,867	$11,972
AM Conservation Holding Corporation (2) (3) (4)	Energy: Electricity	L + 4.75% (1.00% Floor)	10/31/2022	29,925	29,657	30,185
Anaren, Inc. (2) (3) (4)	Telecommunications	L + 4.50% (1.00% Floor)	2/18/2021	6,963	6,935	6,963
Borchers, Inc. (2) (3) (4) (7) (10) (11)	Chemicals, Plastics & Rubber	L + 4.75% (1.00% Floor)	1/13/2024	8,142	8,096	8,170
Datapipe, Inc. (2) (3) (4) (11)	Telecommunications	L + 4.75% (1.00% Floor)	3/15/2019	9,725	9,650	9,753
DBI Holding LLC (2) (3) (4)	Business Services	L + 5.25% (1.00% Floor)	8/1/2021	19,950	19,774	19,754
Dent Wizard International Corporation (2) (3) (4) (11)	Automotive	L + 4.75% (1.00% Floor)	4/7/2020	15,000	14,861	14,984
Dimora Brands, Inc. (fka TK USA Enterprises, Inc.) (2) (3) (4) (11)	Construction & Building	L + 4.50% (1.00% Floor)	4/4/2023	19,800	19,539	19,743
Diversitech Corporation (2) (4) (10)	Capital Equipment	P + 3.50%	11/19/2021	14,766	14,589	14,766
DTI Holdco, Inc. (2) (3) (4) (7)	High Tech Industries	L + 5.25% (1.00% Floor)	9/30/2023	19,900	19,704	19,639
EAG, Inc. (2) (3) (4) (11)	Business Services	L + 4.25% (1.00% Floor)	7/28/2018	8,440	8,430	8,469
EIP Merger Sub, LLC (Evolve IP) (2) (3) (4) (8) (11)	Telecommunications	L + 6.25% (1.00% Floor)	6/7/2021	22,894	22,280	22,539
EIP Merger Sub, LLC (Evolve IP) (2) (3) (4) (9) (11)	Telecommunications	L + 6.25% (1.00% Floor)	6/7/2021	1,500	1,458	1,475
Empower Payments Acquisitions, Inc. (2) (3) (7)	Media: Advertising, Printing & Publishing	L + 5.50% (1.00% Floor)	11/30/2023	17,456	17,115	17,411
Jensen Hughes, Inc. (2) (3) (4) (10) (11)	Utilities: Electric	L + 5.00% (1.00% Floor)	12/4/2021	20,408	20,197	20,275
Kestra Financial, Inc. (2) (3) (4)	Banking, Finance, Insurance & Real Estate	L + 5.25% (1.00% Floor)	6/24/2022	19,850	19,593	19,725
MSHC, Inc. (2) (3) (4) (10)	Construction & Building	L + 5.00% (1.00% Floor)	7/19/2021	13,543	13,440	13,423
PAI Holdco, Inc. (Parts Authority) (2) (3) (4)	Automotive	L + 4.75% (1.00% Floor)	12/30/2022	9,925	9,864	9,925
Paradigm Acquisition Corp. (2) (3) (4)	Business Services	L + 5.00% (1.00% Floor)	6/2/2022	11,970	11,874	11,970
Pasternack Enterprises, Inc. (Infinite RF) (2) (3) (4)	Capital Equipment	L + 5.00% (1.00% Floor)	5/27/2022	11,910	11,817	11,885
PSI Services LLC (2) (3) (4) (7) (10)	Business Services	L + 5.00% (1.00% Floor)	1/19/2023	29,623	29,052	29,333
Q Holding Company (2) (3) (4)	Automotive	L + 5.00% (1.00% Floor)	12/18/2021	13,929	13,798	13,958
QW Holding Corporation (Quala) (2) (3) (4) (7) (10)	Environmental Industries	L + 6.75% (1.00% Floor)	8/31/2022	10,983	10,447	11,121
Ramundsen Public Sector, LLC (2) (3) (4)	Sovereign & Public Finance	L + 4.25% (1.00% Floor)	2/1/2024	4,000	3,983	4,008
RelaDyne Inc. (2) (3) (4) (10)	Wholesale	L + 5.25% (1.00% Floor)	7/22/2022	26,228	25,834	25,978
Restaurant Technologies, Inc. (2) (3) (4)	Retail	L + 4.75% (1.00% Floor)	11/23/2022	14,000	13,876	14,021
Systems Maintenance Services Holding, Inc. (2) (3) (4) (11)	High Tech Industries	L + 5.00% (1.00% Floor)	10/30/2023	24,439	24,266	24,561
T2 Systems Canada, Inc. (2) (3) (4)	Transportation: Consumer	L + 6.75% (1.00% Floor)	9/28/2022	2,693	2,630	2,696

Consolidated Schedule of Investments as of March 31, 2017 (unaudited)
Investments (1)	Industry	Interest Rate	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
First Lien Debt (99.42% of fair value) (continued)
T2 Systems, Inc. (2) (3) (4) (10)	Transportation: Consumer	L + 6.75% (1.00% Floor)	9/28/2022	$15,262	$14,865	$15,282
Teaching Strategies, LLC (2) (3) (4) (10)	Media: Advertising, Printing & Publishing	L + 4.75% (1.00% Floor)	2/27/2023	18,100	17,915	17,980
The Original Cakerie, Ltd. (Canada) (2) (3) (4) (10) (11)	Beverage, Food & Tobacco	L + 5.00% (1.00% Floor)	7/20/2021	6,992	6,932	6,992
The Original Cakerie, Co. (Canada) (2) (3) (4) (11)	Beverage, Food & Tobacco	L + 5.50% (1.00% Floor)	7/20/2021	3,612	3,585	3,612
U.S. Acute Care Solutions, LLC (2) (3) (4)	Healthcare & Pharmaceuticals	L + 5.00% (1.00% Floor)	5/15/2021	26,334	26,099	26,275
U.S. Anesthesia Partners, Inc. (2) (3) (4) (11)	Healthcare & Pharmaceuticals	L + 5.00% (1.00% Floor)	12/31/2019	10,348	10,257	10,366
Vantage Specialty Chemicals, Inc. (2) (3) (4) (11)	Chemicals, Plastics & Rubber	L + 4.50% (1.00% Floor)	2/5/2021	17,865	17,748	17,775
WIRB—Copernicus Group, Inc. (2) (3) (4)	Healthcare & Pharmaceuticals	L + 5.00% (1.00% Floor)	8/12/2022	12,315	12,232	12,281
Zest Holdings, LLC (2) (3) (4)	Durable Consumer Goods	L + 4.75% (1.00% Floor)	8/16/2020	8,700	8,661	8,693
Zywave, Inc. (2) (3) (4) (7) (10)	High Tech Industries	L + 5.00% (1.00% Floor)	11/17/2022	17,456	17,279	17,494

First Lien Debt Total					$550,199	$555,452

Second Lien Debt (0.58% of fair value)
Ramundsen Public Sector, LLC (2) (3) (4) (7)	Sovereign & Public Finance	L + 8.50% (1.00% Floor)	1/31/2025	$200	$198	$200
Vantage Specialty Chemicals, Inc. (2) (3) (4) (11)	Chemicals, Plastics & Rubber	L + 8.75% (1.00% Floor)	2/5/2022	2,000	1,969	1,992
Zywave, Inc. (2) (3) (4)	High Tech Industries	L + 9.00% (1.00% Floor)	11/17/2023	1,050	1,035	1,050

Second Lien Debt Total					$3,202	$3,242

Total Investments					$553,401	$558,694

(1)	Unless otherwise indicated, issuers of investments held by Credit Fund are domiciled in the United States. As of March 31, 2017, the geographical composition of investments as a percentage of fair value was 1.90% in Canada and 98.10% in the United States.
(2)	Variable rate loans to the portfolio companies bear interest at a rate that may be determined by reference to either LIBOR or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate (“P”)), which generally resets quarterly. For each such loan, Credit Fund has provided the interest rate in effect as of March 31, 2017. As of March 31, 2017, all of Credit Fund’s LIBOR loans were indexed to the 90-day LIBOR rate at 1.15%, except for those loans as indicated in Note 11 below, and the U.S. Prime Rate loan was indexed at 4.00%.
(3)	Loan includes interest rate floor feature.
(4)	Denotes that all or a portion of the assets are owned by Credit Fund Sub. Credit Fund Sub has entered into a revolving credit facility (the “Credit Fund Sub Facility”). The lenders of the Credit Fund Sub Facility have a first lien security interest in substantially all of the assets of Credit Fund Sub. Accordingly, such assets are not available to creditors of Credit Fund.
(5)	Amortized cost represents original cost, including origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion/amortization of discounts/premiums, as applicable, on debt investments using the effective interest method.
(6)	Fair value is determined in good faith by or under the direction of the board of managers of Credit Fund, pursuant to Credit Fund’s valuation policy, which is substantially similar to the valuation policy of the Company provided in Note 3, Fair Value Measurements.
(7)	Denotes that all or a portion of the assets are owned by Credit Fund. Credit Fund has entered into the Credit Fund Facility. The lenders of the Credit Fund Facility have a first lien security interest in substantially all of the assets of Credit Fund. Accordingly, such assets are not available to creditors of Credit Fund Sub.
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
(9)	In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company is entitled to receive additional interest as a result of an agreement among lenders as follows: EIP Merger Sub, LLC (Evolve IP) (3.91%). Pursuant to the agreement among lenders in respect of this loan, this investment represents a first lien/last out loan, which has a secondary priority behind the first lien/first out loan with respect to principal, interest and other payments.
(10)	As of March 31, 2017, Credit Fund had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

First Lien Debt—unfunded delayed draw and revolving term loans commitments	Type	Unused Fee	Par/ Principal Amount	Fair Value
Advanced Instruments, LLC	Revolver	0.50%	$1,333	$(3)
Borchers, Inc.	Revolver	0.50%	1,858	5
Diversitech Corporation	Delayed Draw	1.00%	5,000	—
Jensen Hughes, Inc.	Delayed Draw	0.50%	1,461	(8)
Jensen Hughes, Inc.	Revolver	0.50%	2,000	(11)
MSHC, Inc.	Delayed Draw	1.50%	1,399	(11)
PSI Services LLC	Revolver	0.50%	377	(4)
QW Holding Corporation (Quala)	Delayed Draw	1.00%	4,762	33
QW Holding Corporation (Quala)	Revolver	1.00%	4,234	29
RelaDyne Inc.	Delayed Draw	0.50%	135	(1)
RelaDyne Inc.	Revolver	0.50%	2,433	(21)
T2 Systems, Inc.	Revolver	1.00%	1,955	2
Teaching Strategies, LLC	Revolver	0.50%	1,900	(11)
The Original Cakerie, Ltd. (Canada)	Revolver	0.50%	1,665	—
Zywave, Inc.	Revolver	0.50%	1,500	3

Total unfunded commitments			$32,012	$2

(11)	As of March 31, 2017, this LIBOR loan was indexed to the 30-day LIBOR rate at 0.98%.

Consolidated Schedule of Investments as of December 31, 2016
Investments (1)	Industry	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
First Lien Debt (99.31% of fair value)
AM Conservation Holding Corporation (2) (3) (4)	Energy: Electricity	L + 4.75% (1.00% Floor)	10/31/2022	$30,000	$29,721	$29,925
Datapipe, Inc. (2) (3) (4) (11)	Telecommunications	L + 4.75% (1.00% Floor)	3/15/2019	9,750	9,654	9,764
Dimora Brands, Inc. (fka TK USA Enterprises, Inc.) (2) (3) (4) (11)	Construction & Building	L + 4.50% (1.00% Floor)	4/4/2023	19,850	19,580	19,723
Diversitech Corporation (2) (4) (10) (11)	Capital Equipment	P + 3.50%	11/19/2021	14,803	14,617	14,803
DTI Holdco, Inc. (2) (3) (4) (7)	High Tech Industries	L + 5.25% (1.00% Floor)	9/30/2023	19,950	19,751	19,651
DYK Prime Acquisition LLC (2) (3) (4)	Chemicals, Plastics & Rubber	L + 4.75% (1.00% Floor)	4/1/2022	5,775	5,735	5,775
EAG, Inc. (2) (3) (4) (11)	Business Services	L + 4.25% (1.00% Floor)	7/28/2018	8,713	8,686	8,720
EIP Merger Sub, LLC (Evolve IP) (2) (3) (4) (8)	Telecommunications	L + 6.25% (1.00% Floor)	6/7/2021	22,971	22,323	22,509
EIP Merger Sub, LLC (Evolve IP) (2) (3) (4) (9)	Telecommunications	L + 6.25% (1.00% Floor)	6/7/2021	1,500	1,455	1,468
Empower Payments Acquisitions, Inc. (2) (3) (7)	Media: Advertising, Printing & Publishing	L + 5.50% (1.00% Floor)	11/30/2023	17,500	17,154	17,279
Generation Brands Holdings, Inc. (2) (3) (4)	Durable Consumer Goods	L + 5.00% (1.00% Floor)	6/10/2022	19,900	19,712	20,099
Jensen Hughes, Inc. (2) (3) (4) (10)	Utilities: Electric	L + 5.00% (1.00% Floor)	12/4/2021	20,409	20,188	20,327
Kestra Financial, Inc. (2) (3) (4)	Banking, Finance, Insurance & Real Estate	L + 5.25% (1.00% Floor)	6/24/2022	19,900	19,632	19,814
MSHC, Inc. (2) (3) (4) (10)	Construction & Building	L + 5.00% (1.00% Floor)	7/19/2021	13,177	13,062	13,003
PAI Holdco, Inc. (Parts Authority) (2) (3) (4)	Automotive	L + 4.75% (1.00% Floor)	12/30/2022	9,950	9,886	9,950
Pasternack Enterprises, Inc. (Infinite RF) (2) (3) (4)	Capital Equipment	L + 5.00% (1.00% Floor)	5/27/2022	11,941	11,844	11,941
Q Holding Company (2) (3) (4)	Automotive	L + 5.00% (1.00% Floor)	12/18/2021	13,964	13,828	13,941
QW Holding Corporation (Quala) (2) (3) (4) (7) (10)	Environmental Industries	L + 6.75% (1.00% Floor)	8/31/2022	8,975	8,413	9,030
Restaurant Technologies, Inc. (2) (3) (4)	Retail	L + 4.75% (1.00% Floor)	11/23/2022	23,514	23,117	23,443
RelaDyne Inc. (2) (3) (4) (10)	Wholesale	L + 5.25% (1.00% Floor)	7/22/2022	14,000	13,871	13,969
Systems Maintenance Services Holding, Inc. (2) (3) (4)	High Tech Industries	L + 5.00% (1.00% Floor)	10/30/2023	12,000	11,885	12,001
T2 Systems Canada, Inc. (2) (3) (4) (11)	Transportation: Consumer	L + 6.75% (1.00% Floor)	9/28/2022	2,700	2,635	2,727
T2 Systems, Inc. (2) (3) (4) (10) (11)	Transportation: Consumer	L + 6.75% (1.00% Floor)	9/28/2022	15,300	14,888	15,473
The Original Cakerie, Ltd. (Canada) (2) (3) (4) (10)	Beverage, Food & Tobacco	L + 5.00% (1.00% Floor)	7/20/2021	7,009	6,946	7,009
The Original Cakerie, Co. (Canada) (2) (3) (4)	Beverage, Food & Tobacco	L + 5.50% (1.00% Floor)	7/20/2021	3,621	3,591	3,621
U.S. Acute Care Solutions, LLC (2) (3) (4)	Health & Pharmaceuticals	L + 5.00% (1.00% Floor)	5/15/2021	26,400	26,154	26,336
U.S. Anesthesia Partners, Inc. (2) (3) (4)	Health & Pharmaceuticals	L + 5.00% (1.00% Floor)	12/31/2019	10,374	10,275	10,362
Vantage Specialty Chemicals, Inc. (2) (3) (4) (11)	Chemicals, Plastics & Rubber	L + 4.50% (1.00% Floor)	2/5/2021	17,910	17,786	17,903

Consolidated Schedule of Investments as of December 31, 2016
Investments (1)	Industry	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
First Lien Debt (99.31% of fair value) (continued)
WIRB—Copernicus Group, Inc. (2) (3) (4)	Health & Pharmaceuticals	L + 5.00% (1.00% Floor)	8/12/2022	$7,980	$7,916	$8,050
Zest Holdings, LLC (2) (3) (4)	Durable Consumer Goods	L + 4.75% (1.00% Floor)	8/16/2020	8,700	8,658	8,749
Zywave, Inc. (2) (3) (4) (7) (10)	High Tech Industries	L + 5.00% (1.00% Floor)	11/17/2022	17,500	17,315	17,434

First Lien Debt Total					$430,278	$434,799

Second Lien Debt (0.69% of fair value)
Vantage Specialty Chemicals, Inc. (2) (3) (4) (11)	Chemicals, Plastics & Rubber	L + 8.75% (1.00% Floor)	2/5/2022	$2,000	$1,960	$1,987
Zywave, Inc. (2) (3) (4)	High Tech Industries	L + 9.00% (1.00% Floor)	11/17/2023	1,050	1,034	1,043

Second Lien Debt Total					$2,994	$3,030

Total Investments					$433,272	$437,829

(1)	Unless otherwise indicated, issuers of investments held by Credit Fund are domiciled in the United States. As of December 31, 2016, the geographical composition of investments as a percentage of fair value was 2.43% in Canada and 97.57% in the United States.
(2)	Variable rate loans to the portfolio companies bear interest at a rate that may be determined by reference to either LIBOR (“L”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate (“P”)), which generally resets quarterly. For each such loan, Credit Fund has provided the interest rate in effect as of December 31, 2016. As of December 31, 2016, all of Credit Fund’s LIBOR loans were indexed to the 90-day LIBOR rate at 1.00%, except for those loans as indicated in Note 11 below, and the U.S. Prime Rate loan was indexed at 3.75%.
(3)	Loan includes interest rate floor feature.
(4)	Denotes that all or a portion of the assets are owned by Credit Fund Sub. Credit Fund Sub has entered into a revolving credit facility (the “Credit Fund Sub Facility”). The lenders of the Credit Fund Sub Facility have a first lien security interest in substantially all of the assets of Credit Fund Sub. Accordingly, such assets are not available to creditors of Credit Fund.
(5)	Amortized cost represents original cost, including origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion/amortization of discounts/premiums, as applicable, on debt investments using the effective interest method.
(6)	Fair value is determined in good faith by or under the direction of the board of managers of Credit Fund, pursuant to Credit Fund’s valuation policy, which is substantially similar to the valuation policy of the Company provided in “—Critical Accounting Policies—Fair Value Measurements.”
(7)	Denotes that all or a portion of the assets are owned by Credit Fund. Credit Fund has entered into the Credit Fund Facility. The lenders of the Credit Fund Facility have a first lien security interest in substantially all of the assets of Credit Fund. Accordingly, such assets are not available to creditors of Credit Fund Sub.
(8)	Credit Fund receives less than the stated interest rate of this loan as a result of an agreement among lenders. The interest rate reduction is 1.25% on EIP Merger Sub, LLC (Evolve IP). Pursuant to the agreement among lenders in respect of this loan, this investment represents a first lien/first out loan, which has first priority ahead of the first lien/last out loan with respect to principal, interest and other payments.
(9)	In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company is entitled to receive additional interest as a result of an agreement among lenders as follows: EIP Merger Sub, LLC (Evolve IP) (3.84%). Pursuant to the agreement among lenders in respect of this loan, this investment represents a first lien/last out loan, which has a secondary priority behind the first lien/first out loan with respect to principal, interest and other payments.

(10)	As of December 31, 2016, Credit Fund had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

First Lien Debt—unfunded delayed draw and revolving term loans commitments	Type	Unused Fee	Par/ Principal Amount	Fair Value
Diversitech Corporation	Delayed Draw	1.00%	$5,000	$—
Jensen Hughes, Inc.	Revolver	0.50%	2,000	(7)
Jensen Hughes, Inc.	Delayed Draw	0.50%	1,461	(5)
MSHC, Inc.	Delayed Draw	1.50%	1,790	(21)
QW Holding Corporation (Quala)	Revolver	1.00%	5,086	14
QW Holding Corporation (Quala)	Delayed Draw	1.00%	5,918	17
RelaDyne Inc.	Revolver	0.50%	2,162	(6)
RelaDyne Inc.	Delayed Draw	0.50%	1,824	(5)
T2 Systems, Inc.	Revolver	1.00%	1,955	20
The Original Cakerie, Ltd. (Canada)	Revolver	0.50%	1,665	—
Zywave, Inc.	Revolver	0.50%	1,500	(5)

Total unfunded commitments			$30,361	$2

(11)	As of December 31, 2016, this LIBOR loan was indexed to the 30-day LIBOR rate at 0.77%.

Below is certain summarized consolidated financial information for Credit Fund as of March 31, 2017 and December 31, 2016, respectively. Credit Fund commenced operations in May 2016.

	March 31, 2017	December 31, 2016
	(unaudited)
Selected Consolidated Balance Sheet Information
ASSETS
Investments, at fair value (amortized cost of $553,401 and $433,272, respectively)	$558,694	$437,829
Cash and other assets	15,088	11,326

Total assets	$573,782	$449,155

LIABILITIES AND MEMBERS’ EQUITY
Secured borrowings	$367,375	$248,540
Mezzanine loans	86,044	62,384
Other liabilities	24,208	63,684
Subordinated loans and members’ equity	96,155	74,547

Liabilities and members’ equity	$573,782	$449,155

For the three month period ended March 31, 2017
(unaudited)
Selected Consolidated Statement of Operations Information:
Total investment income	$8,182

Expenses
Interest and credit facility expenses	5,473
Other expenses	318

Total expenses	5,791

Net investment income (loss)	2,391

Net realized gain (loss) on investments	—
Net change in unrealized appreciation (depreciation) on investments	737

Net increase (decrease) resulting from operations	$3,128

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

During the three month period ended March 31, 2017, there were mezzanine loan borrowings of $45,660 and repayments of $22,000 under the Credit Fund Facility. As of March 31, 2017 and December 31, 2016, there were $86,044 and $62,384 in mezzanine loans outstanding, respectively.

As of March 31, 2017, Credit Fund was in compliance with all covenants and other requirements of the Credit Fund Facility.

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

During the three month period ended March 31, 2017, there were secured borrowings of $118,835 under the Credit Fund Sub Facility. As of March 31, 2017 and December 31, 2016, there was $367,375 and $248,540 in secured borrowings outstanding, respectively.

As of March 31, 2017, Credit Fund Sub was in compliance with all covenants and other requirements of the Credit Fund Sub Facility.

6. BORROWINGS

In accordance with the Investment Company Act, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 200% after such borrowing. As of March 31, 2017 and December 31, 2016, asset coverage was 215.03%, and 209.97%, respectively. During the three month periods ended March 31, 2017 and 2016, there were secured borrowings of $93,000 and $111,000, respectively, under the SPV Credit Facility and Credit Facility and repayments of $124,277 and $66,000, respectively, under the SPV Credit Facility and Credit Facility. As of March 31, 2017 and December 31, 2016, there was $390,608 and $421,885, respectively, in secured borrowings outstanding.

SPV Credit Facility

The SPV closed on May 24, 2013 on the SPV Credit Facility, which was subsequently amended on June 30, 2014, June 19, 2015 and June 9, 2016. The SPV Credit Facility provides for secured borrowings during the applicable revolving period up to an amount equal to the lesser of $400,000 (the borrowing base as calculated pursuant to the terms of the SPV Credit Facility) and the amount of net cash proceeds and unpledged capital commitments the Company has received, with an accordion feature that can, subject to certain conditions, increase the aggregate maximum credit commitment up to an amount not to exceed $750,000, subject to restrictions imposed on borrowings under the Investment Company Act and certain restrictions and conditions set forth in the SPV Credit Facility, including adequate collateral to support such borrowings. The SPV Credit

Facility has a revolving period through May 23, 2019 and a maturity date of May 24, 2021. Borrowings under the SPV Credit Facility bear interest initially at the applicable commercial paper rate (if the lender is a conduit lender) or LIBOR (or, if applicable, a rate based on the prime rate or federal funds rate) plus 2.00% per year through May 23, 2018, with a pre-determined future interest rate increase of 0.50% during the final year of the revolving period and pre-determined future interest rate increases of 0.875%-1.75% over the two years following the end of the revolving period. The SPV is also required to pay an undrawn commitment fee of between 0.25% and 0.75% per year depending on the drawings under the SPV Credit Facility. Payments under the SPV Credit Facility are made quarterly. The lenders have a first lien security interest on substantially all of the assets of the SPV.

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

As of March 31, 2017 and 2016, the SPV was in compliance with all covenants and other requirements of the SPV Credit Facility.

Credit Facility

The Company closed on March 21, 2014 on the Credit Facility, which was subsequently amended on January 8, 2015, May 25, 2016 and March 22, 2017. The maximum principal amount of the Credit Facility is $283,000, subject to availability under the Credit Facility, which is based on certain advance rates multiplied by the value of the Company’s portfolio investments (subject to certain concentration limitations) net of certain other indebtedness that the Company may incur in accordance with the terms of the Credit Facility. Proceeds of the Credit Facility may be used for general corporate purposes, including the funding of portfolio investments. Maximum capacity under the Credit Facility may be increased to $550,000 through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Credit Facility includes a $20,000 limit for swingline loans and a $5,000 limit for letters of credit. The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Credit Facility, including amounts drawn in respect of letters of credit, bear interest at either LIBOR plus an applicable spread of 2.25%, or an “alternative base rate” (which is the highest of a prime rate, the federal funds effective rate plus 0.50%, or one month LIBOR plus 1.00%) plus an applicable spread of 1.25%. The Company may elect either the LIBOR or the “alternative base rate” at the time of drawdown, and loans may be converted from one rate to another at any time, subject to certain conditions. The Company also pays a fee of 0.375% on undrawn amounts under the Credit Facility and, in respect of each undrawn letter of credit, a fee and interest rate equal to the then-applicable margin under the Credit Facility while the letter of credit is outstanding. The availability period under the Credit Facility will terminate on March 21, 2021 and the Credit Facility will mature on March 21, 2022. During the period from March 21, 2021 to March 21, 2022, the Company will be obligated to make mandatory prepayments under the Credit Facility out of the proceeds of certain asset sales, other recovery events and equity and debt issuances.

Subject to certain exceptions, the Credit Facility is secured by a first lien security interest in substantially all of the portfolio investments held by the Company and the Company’s unfunded investor equity capital commitments (provided that the amount of unfunded capital commitments ultimately available to the lenders is limited to $100,000). The pledge of unfunded investor equity capital commitments was subject to release once $100,000 of incremental capital had been called and received by the Company subsequent to January 8, 2015. The pledge of unfunded investor equity capital commitments had been released as of March 31, 2017. The Credit Facility includes customary covenants, including certain financial covenants related to asset coverage, shareholders’ equity and liquidity, certain limitations on the incurrence of additional indebtedness and liens, and other maintenance covenants, as well as usual and customary events of default for senior secured revolving credit facilities of this nature.

As of March 31, 2017 and December 31, 2016, the Company was in compliance with all covenants and other requirements of the Credit Facility.

Summary of Facilities

The Facilities consisted of the following as of March 31, 2017 and December 31, 2016:

	March 31, 2017
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
SPV Credit Facility	$400,000	$201,108	$198,892	$10,476
Credit Facility	283,000	189,500	93,500	93,500

Total	$683,000	$390,608	$292,392	$103,976

	December 31, 2016
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
SPV Credit Facility	$400,000	$252,885	$147,115	$5,988
Credit Facility	220,000	169,000	51,000	51,000

Total	$620,000	$421,885	$198,115	$56,988

(1)	The unused portion is the amount upon which commitment fees are based.
(2)	Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.

As of March 31, 2017 and December 31, 2016, $1,666 and $1,667, respectively, of interest expense, $274 and $203, respectively, of unused commitment fees and $23 and $23, respectively, of other fees were included in interest and credit facility fees payable. For the three month periods ended March 31, 2017 and 2016, the weighted average interest rate was 3.07% and 2.60%, respectively, and average principal debt outstanding was $376,532 and $257,170, respectively. As of March 31, 2017 and December 31, 2016, the weighted average interest rate was 3.22% and 2.92%, respectively, based on floating LIBOR rates.

For the three month periods ended March 31, 2017 and 2016, the components of interest expense and credit facility fees on the Facilities were as follows:

	For the three month periods ended
	March 31, 2017	March 31, 2016
Interest expense	$2,892	$1,698
Facility unused commitment fee	292	361
Amortization of deferred financing costs	181	213
Other fees	30	25

Total interest expense and credit facility fees	$3,395	$2,297

Cash paid for interest expense	$2,893	$1,520

7. 2015-1 Notes

On June 26, 2015, the Company completed the 2015-1 Debt Securitization. The 2015-1 Notes were issued by the 2015-1 Issuer, a wholly-owned and consolidated subsidiary of the Company, and are secured by a diversified portfolio of the 2015-1 Issuer consisting primarily of first and second lien senior secured loans. The 2015-1 Debt Securitization was executed through a private placement of the 2015-1 Notes, consisting of $160 million of Aaa/AAA Class A-1A Notes which bear interest at the three-month London Interbank Offered Rate (“LIBOR”) plus 1.85%; $40 million of Aaa/AAA Class A-1B Notes which bear interest at the three-month LIBOR plus 1.75% for the first 24 months and the three-month LIBOR plus 2.05% thereafter; $27 million of Aaa/AAA Class A-1C Notes which bear interest at 3.75%; and $46 million of Aa2 Class A-2 Notes which bear interest at the three month LIBOR plus 2.70%. The 2015-1 Notes were issued at par and are scheduled to mature on July 15, 2027. The Company received 100% of the preferred interests (the “Preferred Interests”) issued by the 2015-1 Issuer on the closing date of the 2015-1 Debt Securitization in exchange for the Company’s contribution to the Issuer of the initial closing date loan portfolio. The Preferred Interests do not bear interest and had a nominal value of $125.9 million at closing. In connection with the contribution, the Company made customary representations, warranties and covenants to the 2015-1 Issuer in the purchase agreement. The Class A-1A, Class A-1B and Class A-1C and Class A-2 Notes are included in the March 31, 2017 consolidated financial statements. The Preferred Interests were eliminated in consolidation.

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

The Investment Adviser serves as collateral manager to the 2015-1 Issuer under a collateral management agreement (the “Collateral Management Agreement”). Pursuant to the Collateral Management Agreement, the 2015-1 Issuer pays management fees (comprised of base management fees, subordinated management fees and incentive management fees) to the Investment Adviser for rendering collateral management services. As per the Collateral Management Agreement, for the period the Company retains all of the Preferred Interests, the Investment Adviser does not earn management fees for providing such collateral management services. The Company currently retains all of the Preferred Interests, thus the Investment Adviser did not earn any management fees from the 2015-1 Issuer for the three month periods ended March 31, 2017 and 2016. Any such waived fees may not be recaptured by the Investment Adviser.

Pursuant to an undertaking by the Company in connection with the 2015-1 Debt Securitization, the Company has agreed to hold on an ongoing basis Preferred Interests with an aggregate dollar purchase price at least equal to 5% of the aggregate outstanding amount of all collateral obligations by the 2015-1 Issuer for so long as any securities of the 2015-1 Issuer remain outstanding. As of March 31, 2017, the Company was in compliance with its undertaking.

The 2015-1 Issuer pays ongoing administrative expenses to the trustee, independent accountants, legal counsel, rating agencies and independent managers in connection with developing and maintaining reports, and providing required services in connection with the administration of the 2015-1 Issuer.

As of March 31, 2017, there were 59 first lien and second lien senior secured loans with a total fair value of approximately $389,003 securing the 2015-1 Notes. The pool of loans in the securitization must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture governing the 2015-1 Notes.

For the three month periods ended March 31, 2017 and 2016, the effective annualized weighted average interest rate, which includes amortization of debt issuance costs on the 2015-1 Notes, was 3.18% and 2.79%, respectively, based on floating LIBOR rates.

For the three month periods ended March 31, 2017 and 2016, the components of interest expense on the 2015-1 Notes were as follows:

	For the three month periods ended
	March 31, 2017	March 31, 2016
Interest expense	$2,092	$1,850
Amortization of deferred financing costs	50	51

Total interest expense and credit facility fees	$2,142	$1,901

Cash paid for interest expense	$2,059	$1,707

8. COMMITMENTS AND CONTINGENCIES

A summary of significant contractual payment obligations was as follows as of March 31, 2017 and December 31, 2016:

	SPV Credit Facility and Credit Facility		2015-1 Notes
Payment Due by Period	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Less than 1 Year	$—	$—	$—	$—
1-3 Years	—	—	—	—
3-5 Years	390,608	421,885	—	—
More than 5 Years	—	—	273,000	273,000

Total	$390,608	$421,885	$273,000	$273,000

In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against the

Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of March 31, 2017 and December 31, 2016 for any such exposure.

As of March 31, 2017 and December 31, 2016, the Company had $1,274,174 and $1,222,358, respectively, in total capital commitments from stockholders, of which $473,514 and $421,698, respectively, was unfunded. As of March 31, 2017 and December 31, 2016, current directors had committed $821 in capital commitments to the Company.

The Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par Value as of
	March 31, 2017	December 31, 2016
Unfunded delayed draw commitments	$44,541	$35,704
Unfunded revolving term loan commitments	26,517	24,063

Total unfunded commitments	$71,058	$59,767

As of March 31, 2017, the Company had remaining commitments to fund, from time to time, capital to Credit Fund of up to $354,499. Funding of such commitments generally requires the approval of the board of Credit Fund, including the board members appointed by the Company. As of March 31, 2017, the Company had remaining commitments to fund, from time to time, mezzanine loans to Credit Fund of up to $13,956, of which $10,438 was available for borrowing based on the computation of collateral to support the borrowings.

9. NET ASSETS

The Company has the authority to issue 200,000,000 shares of common stock, $0.01 per share par value.

During the three month period ended March 31, 2017, the Company issued 5,837 shares for $108 from the reinvestment of dividends. The following table summarizes capital activity during the three month period ended March 31, 2017:

	Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss) on Investments	Accumulated Net Unrealized Appreciation (Depreciation) on Investments	Total Net Assets
	Shares	Amount
Balance, beginning of period	41,702,318	$417	$799,580	$(74)	$(3,207)	$(25,357)	$(7,222)	$764,137
Reinvestment of dividends	5,837	—	108	—	—	—	—	108
Net investment income (loss)	—	—	—	—	19,107	—	—	19,107
Net realized gain (loss) on investments	—	—	—	—	—	(7,694)	—	(7,694)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	—	4,760	4,760
Dividends declared	—	—	—	—	(17,100)	—	—	(17,100)

Balance, end of period	41,708,155	$417	$799,688	$(74)	$(1,200)	$(33,051)	$(2,462)	$763,318

During the three month period ended March 31, 2016, the Company issued 1,819,066 shares for $33,074 including reinvestment of dividends. The following table summarizes capital activity during the three month period ended March 31, 2016:

	Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss) on Investments	Accumulated Net Unrealized Appreciation (Depreciation) on Investments	Total Net Assets
	Shares	Amount
Balance, beginning of period	31,524,083	$315	$613,944	$(74)	$(12,994)	$(2,411)	$(27,054)	$571,726
Common stock issued	1,815,181	18	32,982	—	—	—	—	33,000
Reinvestment of dividends	3,885	—	74	—	—	—	—	74
Net investment income (loss)	—	—	—	—	11,960	—	—	11,960
Net realized gain (loss) on investments	—	—	—	—	—	(3,577)	—	(3,577)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	—	(11,091)	(11,091)
Dividends declared	—	—	—	—	(13,337)	—	—	(13,337)

Balance, end of period	33,343,149	$333	$647,000	$(74)	$(14,371)	$(5,988)	$(38,145)	$588,755

The following table summarizes total shares issued and proceeds received related to capital subscriptions for the Company’s common stock and reinvestment of dividends during the three month period ended March 31, 2017:

	Shares Issued	Proceeds Received
January 24, 2017*	5,837	$108

Total	5,837	$108

*	Represents shares issued upon the reinvestment of dividends

The following table summarizes total shares issued and proceeds received related to capital subscriptions for the Company’s common stock and reinvestment of dividends during the three month period ended March 31, 2016:

	Shares Issued	Proceeds Received
January 22, 2016*	3,885	$74
March 11, 2016	1,815,181	33,000

Total	1,819,066	$33,074

*	Represents shares issued upon the reinvestment of dividends

Subscribed but unissued shares are presented in equity with a deduction of subscriptions receivable until cash is received for a subscription. There were no subscribed but unissued shares as of March 31, 2017 and December 31, 2016.

Subscription transactions during the three month periods ended March 31, 2017 and 2016 were executed at an offering price at a premium to net asset value due to the requirement to use prior quarter net asset value as offering price unless it would result in the Company selling shares of its common stock at a price below the current net asset value and also in order to effect a reallocation of organizational costs to subsequent investors. Such subscription transactions increased net asset value by $0.00 per share and $0.01 per share, respectively, for the three month periods ended March 31, 2017 and 2016, respectively.

The Company computes earnings per common share in accordance with ASC 260, Earnings Per Share. Basic earnings per common share were calculated by dividing net increase (decrease) in net assets resulting from operations attributable to the Company by the weighted-average number of common shares outstanding for the period.

Basic and diluted earnings per common share were as follows:

	For the three month periods ended
	March 31, 2017	March 31, 2016
Net increase (decrease) in net assets resulting from operations	$16,173	$(2,708)
Weighted-average common shares outstanding	41,706,598	31,945,959

Basic and diluted earnings per common share	$0.39	$(0.08)

The following table summarizes the Company’s dividends declared and payable since inception through March 31, 2017:

Date Declared	Record Date	Payment Date	Per Share Amount		Total Amount
March 13, 2014	March 31, 2014	April 14, 2014	$0.19		$2,449
June 26, 2014	June 30, 2014	July 14, 2014	$0.27		$3,481
September 12, 2014	September 18, 2014	October 9, 2014	$0.44		$5,956
December 19, 2014	December 29, 2014	January 26, 2015	$0.35		$6,276
March 11, 2015	March 13, 2015	April 17, 2015	$0.37		$7,833
June 24, 2015	June 30, 2015	July 22, 2015	$0.37		$9,902
September 24, 2015	September 24, 2015	October 22, 2015	$0.42		$11,670
December 29, 2015	December 29, 2015	January 22, 2016	$0.40		$12,610
December 29, 2015	December 29, 2015	January 22, 2016	$0.18	(1)	$5,674
March 10, 2016	March 14, 2016	April 22, 2016	$0.40		$13,337
June 8, 2016	June 8, 2016	July 22, 2016	$0.40		$13,943
September 28, 2016	September 28, 2016	October 24, 2016	$0.40		$15,917
December 29, 2016	December 29, 2016	January 24, 2017	$0.41		$17,098
December 29, 2016	December 29, 2016	January 24, 2017	$0.07	(1)	$2,919
March 20, 2017	March 20, 2017	April 24, 2017	$0.41		$17,100

(1)	Represents a special dividend.

10. CONSOLIDATED FINANCIAL HIGHLIGHTS

The following is a schedule of consolidated financial highlights for the three month periods ended March 31, 2017 and 2016:

	For the three month periods ended
	March 31, 2017	March 31, 2016
Per Share Data:
Net asset value per share, beginning of period	$18.32	$18.14
Net investment income (loss) (1)	0.46	0.37
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	(0.07)	(0.46)

Net increase (decrease) in net assets resulting from operations	0.39	(0.09)

Dividends declared (2)	(0.41)	(0.40)
Effect of subscription offering price (3)	0.00	0.01

Net asset value per share, end of period	$18.30	$17.66

Number of shares outstanding, end of period	41,708,155	33,343,149
Total return (4)	2.14%	(0.44)%
Net assets, end of period	$763,318	$588,755
Ratio to average net assets (5):
Expenses net of waiver, before incentive fees	1.32%	1.42%
Expenses net of waiver, after incentive fees	1.94%	1.94%
Expenses gross of waiver, after incentive fees	2.16%	2.18%
Net investment income (loss) (6)	2.48%	2.08%
Interest expense and credit facility fees	0.72%	0.73%
Ratios/Supplemental Data:
Asset coverage, end of period	215.03%	206.60%
Portfolio turnover	10.20%	2.57%
Total committed capital, end of period	$1,274,174	$1,188,640
Ratio of total contributed capital to total committed capital, end of period	62.84%	54.53%
Weighted-average shares outstanding	41,706,598	31,945,959

(1)	Net investment income (loss) per share was calculated as net investment income (loss) for the period divided by the weighted average number of shares outstanding for the period.
(2)	Dividends declared per share was calculated as the sum of dividends declared during the period divided by the number of shares outstanding at each respective quarter-end date (refer to Note 9).
(3)	Increase is due to offering price of subscriptions during the period (refer to Note 9).
(4)	Total return (not annualized) is based on the change in net asset value per share during the period plus the declared dividends, assuming reinvestment of dividends in accordance with the dividend reinvestment plan, divided by the beginning net asset value for the period. Total return for the three month periods ended March 31, 2017 and 2016 is inclusive of $0.00 and $0.01, respectively, per share increase in net asset value for the periods related to the offering price of subscriptions. Excluding the effects of the higher offering price of subscriptions, total return (not annualized) would have been 2.14% and (0.50%), respectively (refer to Note 9).
(5)	These ratios to average net assets have not been annualized.
(6)	The net investment income ratio is net of the waiver of base management fees.

11. LITIGATION

The Company may become party to certain lawsuits in the ordinary course of business. The Company does not believe that the outcome of current matters, if any, will materially impact the Company or its consolidated financial statements. As of March 31, 2017 and December 31, 2016, the Company was not subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company.

In addition, portfolio investments of the Company could be the subject of litigation or regulatory investigations in the ordinary course of business. The Company does not believe that the outcome of any current contingent liabilities of its portfolio investments, if any, will materially affect the Company or these consolidated financial statements.

12. TAX

The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of March 31, 2017 and December 31, 2016.

In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. As of March 31, 2017 and December 31, 2016, the Company had filed tax returns and therefore is subject to examination.

The Company’s taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate. The estimated tax character of dividends declared for the three month periods ended March 31, 2017 and 2016 was as follows:

	For the three month periods ended
	March 31, 2017	March 31, 2016
Ordinary income	$17,100	$13,337
Tax return of capital	$—	$—

13. SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed below.

Subsequent to March 31, 2017, the Company borrowed $45,000 under the Credit Facility and SPV Credit Facility to fund investment acquisitions. The Company also voluntarily repaid $23,504 under the Credit Facility and SPV Credit Facility.

On April 6, 2017, Credit Fund issued a capital call and delivered capital drawdown notices of $4,000 to each of the Company and Credit Partners. Proceeds from the capital call were due, and the related issuance of $8,000 of subordinated loans occurred, on April 13, 2017.

On May 5, 2017, the Company issued a capital call and delivered capital drawdown notices totaling $39,488. Proceeds from the capital call and the related issuance of 2,141,417 shares is expected on or about May 19, 2017.

On May 3, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with NF Investment Corp. (“NFIC”), a Maryland corporation and an externally managed, non-diversified closed-end investment company that has elected to be regulated as a BDC under the Investment Company Act. Both the Company and NFIC are managed by the Investment Adviser. Pursuant to the Merger Agreement, NFIC will merge with and into the Company (the “Merger”) with the Company as the surviving entity. The completion of the Merger is subject to the approval of a majority of the outstanding shares of NFIC’s common stock and other customary closing conditions. While there can be no assurances as to the exact timing, or that the Merger will be completed at all, the Company expects to complete the Merger in June 2017. If the proposed Merger is consummated, NFIC will cease to exist as a separate corporation, and each share of common stock of NFIC will be converted into the right to receive a mixture of cash and shares of common stock of the Company, par value $0.01 per share (the “Acquisition Shares” and together with such cash, the “Merger Consideration”), in accordance with the elections of the stockholders of NFIC (under which at least 5% of the Merger Consideration received by each stockholder of NFIC must be in the form of Acquisition Shares).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(dollar amounts in thousands, except per share data, unless otherwise indicated)

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

We have included or incorporated by reference in this Form 10-Q, and from time to time our management may make, “forward-looking statements”. These forward-looking statements are not historical facts, but instead relate to future events or the future performance or financial condition of TCG BDC, Inc. (together with its consolidated subsidiaries, “we,” “us,” “our,” “TCG BDC” or the “Company”). These statements are based on current expectations, estimates and projections about us, our current or prospective portfolio investments, our industry, our beliefs, and our assumptions. The forward-looking statements contained in this Form 10-Q and the documents incorporated by reference herein involve a number of risks and uncertainties, including statements concerning:

•	our, or our portfolio companies’, future business, operations, operating results or prospects;

•	the return or impact of current and future investments;

•	the impact of any protracted decline in the liquidity of credit markets on our business;

•	the impact of fluctuations in interest rates on our business;

•	currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars;

•	our future operating results;

•	the impact of changes in laws, policies or regulations (including the interpretation thereof) affecting our operations or the operations of our portfolio companies;

•	the valuation of our investments in portfolio companies, particularly those having no liquid trading market;

•	our ability to recover unrealized losses;

•	market conditions and our ability to access alternative debt markets and additional debt and equity capital;

•	our contractual arrangements and relationships with third parties;

•	the general economy and its impact on the industries in which we invest;

•	the financial condition of and ability of our current and prospective portfolio companies to achieve their objectives;

•	competition with other entities and our affiliates for investment opportunities;

•	the speculative and illiquid nature of our investments;

•	the use of borrowed money to finance a portion of our investments;

•	our expected financings and investments;

•	the adequacy of our cash resources and working capital;

•	the loss of key personnel;

•	the costs associated with being a public entity;

•	the timing, form and amount of any dividend distributions;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability to consummate acquisitions;

•	the ability of our investment adviser to locate suitable investments for us and to monitor and administer our investments;

•	the ability of The Carlyle Group Employee Co., L.L.C. and CELF Advisors LLP to attract and retain highly talented professionals that can provide services to our investment adviser and administrator;

•	our ability to maintain our status as a business development company; and

•	our intent to satisfy the requirements of a regulated investment company under Subchapter M of the Internal Revenue Code of 1986, as amended.

We use words such as “anticipates,” “believes,” “expects,” “intends,” “will,” “should,” “may,” “plans,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions to identify forward-looking statements, although not all forward-looking statements include these words. Our actual results and condition could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2016 and Part II, Item 1A of and elsewhere in this Form 10-Q.

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

OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Part I, Item 1 of this Form 10-Q “Financial Statements.” This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to those described in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2016 and Part II, Item 1A of this Form 10-Q “Risk Factors.” Our actual results could differ materially from those anticipated by such forward-looking statements due to factors discussed under “Risk Factors” and “Cautionary Statements Regarding Forward-Looking Statements” appearing elsewhere in this Form 10-Q.

We are a Maryland corporation formed on February 8, 2012, and structured as an externally managed, non-diversified closed-end investment company. We have elected to be regulated as a BDC under the Investment Company Act. We have elected to be treated, and intend to continue to comply with the requirements to qualify annually, as a RIC under Subchapter M of the Code.

Our investment objective is to generate current income and capital appreciation primarily through debt investments in U.S. middle market companies, which we define as companies with approximately $10 million to $100 million of EBITDA. We seek to achieve our investment objective primarily through direct originations of Middle Market Senior Loans, with the balance of our assets invested in higher yielding investments (which may include unsecured debt, mezzanine debt and investments in equities). We generally make Middle Market Senior Loans to private U.S. middle market companies that are, in many cases, controlled by private equity firms. Depending on market conditions, we expect that between 70% and 80% of the value of our assets will be invested in Middle Market Senior Loans. We expect that the composition of our portfolio will change over time given our Investment Adviser’s view on, among other things, the economic and credit environment (including with respect to interest rates) in which we are operating.

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

PORTFOLIO AND INVESTMENT ACTIVITY

As of March 31, 2017, the fair value of our investments was approximately $1,392,545, comprised of 94 investments in 82 portfolio companies/structured finance obligations/investment fund across 30 industries with 54 sponsors. As of December 31, 2016, the fair value of our investments was approximately $1,422,759, comprised of 98 investments in 86 portfolio companies/structured finance obligations/investment fund across 29 industries with 57 sponsors.

Based on fair value as of March 31, 2017, our portfolio consisted of approximately 89.6% in secured debt (78.0% in first lien debt (including 12.1% in first lien/last out loans) and 11.6% in second lien debt), 9.6% in Credit Fund, 0.2% in structured finance obligations and 0.6% in equity investments. Based on fair value as of March 31, 2017, approximately 1% of our debt portfolio was invested in debt bearing a fixed interest rate and approximately 99% of our debt portfolio was invested in debt bearing a floating interest rate with an interest rate floor.

Based on fair value as of December 31, 2016, our portfolio consisted of approximately 92.2% in secured debt (80.1% in first lien debt (including 12.9% in first lien/last out loans) and 12.1% in second lien debt), 7.0% in Credit Fund, 0.37% in structured finance obligations and 0.46% in equity investments. Based on fair value as of December 31, 2016, approximately 1% of our debt portfolio was invested in debt bearing a fixed interest rate and approximately 99% of our debt portfolio was invested in debt bearing a floating interest rate with an interest rate floor.

Our investment activity for the three month periods ended March 31, 2017 and 2016 is presented below (information presented herein is at amortized cost unless otherwise indicated):

	For the three month periods ended
	March 31, 2017	March 31, 2016
Investments:
Total investments, beginning of period	$1,429,981	$1,079,720
New investments purchased	152,235	132,291
Net accretion of discount on investments	3,576	611
Net realized gain (loss) on investments	(7,694)	(3,577)
Investments sold or repaid	(183,091)	(26,159)

Total Investments, end of period	$1,395,007	$1,182,886

Principal amount of investments funded:
First Lien Debt	$94,929	$100,556
Second Lien Debt	1,800	34,000
Structured Finance Obligations	—	—
Equity Investments	1,552	—
Investment Fund	56,160	1

Total	$154,441	$134,557

Principal amount of investments sold or repaid:
First Lien Debt	$(154,003)	$(5,629)
Second Lien Debt	(13,000)	(11,000)
Structured Finance Obligations	(5,000)	(14,200)
Investment Fund	(22,000)	—

Total	$(194,003)	$(30,829)

Number of new funded investments	17	11
Average amount of new funded investments	$9,085	$12,032
Percentage of new funded debt investments at floating interest rates	91%	100%
Percentage of new funded debt investments at fixed interest rates	9%	0%

As of March 31, 2017 and December 31, 2016, investments consisted of the following:

	March 31, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt	$1,088,396	$1,085,554	$1,145,326	$1,139,548
Second Lien Debt	161,912	161,643	172,960	171,864
Structured Finance Obligations	6,582	2,776	9,239	5,216
Equity Investments	6,572	8,451	5,071	6,474
Investment Fund	131,545	134,121	97,385	99,657

Total	$1,395,007	$1,392,545	$1,429,981	$1,422,759

The weighted average yields (1) for our first and second lien debt, based on the amortized cost and fair value as of March 31, 2017 and December 31, 2016, were as follows:

	March 31, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt (excluding First Lien/Last Out)	7.35%	7.37%	7.09%	7.15%
First Lien/Last Out Unitranche	12.00%	11.99%	12.33%	12.12%

First Lien Debt Total	8.07%	8.09%	7.92%	7.96%
Second Lien Debt	10.07%	10.09%	9.97%	10.04%

First and Second Lien Debt Total	8.33%	8.35%	8.19%	8.23%

(1)	Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of March 31, 2017 and December 31, 2016. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.

Total weighted average yields (which includes the effect of accretion of discount and amortization of premiums) of our first and second lien debt investments as measured on an amortized cost basis, increased from 8.19% to 8.33% from December 31, 2016 to March 31, 2017. The increase in weighted average yields was mainly due to the increase in 90-day LIBOR from 1.00% to 1.15% and from originations of new investments with higher weighted average yields of 9.22% and sales/repayments of existing investments with lower weighted average yields of 8.45%.

The following table summarizes the fair value of our performing and non-performing investments as of

March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
	Fair Value	Percentage	Fair Value	Percentage
Performing	$1,383,687	99.36%	$1,415,131	99.46%
Non-accrual(1)	8,858	0.64	7,628	0.54

Total	$1,392,545	100.00%	$1,422,759	100.00%

(1)	Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest has been paid current and, in management’s judgment, likely to remain current. Management may not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. See Note 2 to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q for more information on the accounting policies.

See the Consolidated Schedules of Investments as of March 31, 2017 and December 31, 2016 in our consolidated financial statements in Part I, Item 1 of this Form 10-Q for more information on these investments, including a list of companies and type and amount of investments.

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

Our Investment Adviser monitors and, when appropriate, changes the investment ratings assigned to each debt investment in our portfolio. In connection with our quarterly valuation process, our Investment Adviser reviews our investment ratings on a regular basis. The following table summarizes the Internal Risk Ratings as of March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
	Fair Value	% of Fair Value	Fair Value	% of Fair Value
(dollar amounts in millions)
Internal Risk Rating 1	$27.5	2.20%	$59.3	4.52%
Internal Risk Rating 2	1,023.2	82.05	1,055.7	80.50
Internal Risk Rating 3	93.7	7.51	100.9	7.70
Internal Risk Rating 4	89.4	7.17	75.7	5.77
Internal Risk Rating 5	13.4	1.07	12.2	0.93
Internal Risk Rating 6	—	—	7.6	0.58

Total	$1,247.2	100.00%	$1,311.4	100.00%

As of March 31, 2017 and December 31, 2016, the weighted average Internal Risk Rating of our debt investment portfolio was 2.2. As of March 31, 2017, 9 of our debt investments, with an aggregate fair value of $102.8 million, were assigned an Internal Risk Rating of 4-6. As of December 31, 2016, 8 of our debt investments, with an aggregate fair value of $95.5 million, were assigned an Internal Risk Rating of 4-6. As of March 31, 2017 and December 31, 2016, one first lien debt investment in the portfolio with a fair value of $8.9 million and $7.6 million, respectively, was on non-accrual status, which represented approximately 0.71% and 0.58%, respectively, of total first and second lien investments at fair value. The remaining first and second lien debt investments were performing and current on their interest payments as of March 31, 2017 and December 31, 2016. During the period ended March 31, 2017, one investment with fair value of $9.8 million was downgraded to an Internal Risk Rating of 4 due to changes in financial condition and performance of the respective portfolio company. Effective January 31, 2017, TwentyEighty, Inc. (fka Miller Heiman, Inc.) completed a restructuring whereby the first lien debt held by us, which carried an Internal Risk Rating of 6 as of December 31, 2016, was converted into new term loans and equity. As of March 31, 2017, the fair value of such new term loans with an Internal Risk Rating of 3 was $2.8 million, an Internal Risk Rating of 4 was $3.8 million, and an Internal Risk Rating of 5 was $2.3 million.

CONSOLIDATED RESULTS OF OPERATIONS

For the three month periods ended March 31, 2017 and 2016

The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and losses and net change in unrealized appreciation and depreciation. As a result, quarterly comparisons may not be meaningful.

Investment Income

Investment income for the three month periods ended March 31, 2017 and 2016 were as follows:

	For the three month periods ended
	March 31, 2017	March 31, 2016
First Lien Debt	$26,701	$16,198
Second Lien Debt	4,169	6,424
Structured Finance Obligations	—	485
Equity Investments	1	—
Investment Fund	3,209	—
Cash	19	3

Total investment income	$34,099	$23,110

The increase in investment income for the three month period ended March 31, 2017 from the comparable period in 2016 was primarily driven by our increasing invested balance, increased fees and other income from amendments and prepayments, and interest and dividend income from Credit Fund. As of March 31, 2017, the size of our portfolio increased to $1,395,007 from $1,182,886 as of March 31, 2016, at amortized cost, and total principal amount of investments outstanding increased to $1,427,572 from $1,246,092 as of March 31, 2016. As of March 31, 2017, the weighted average yield of our first and second lien debt increased to 8.33% from 8.14% as of March 31, 2016, on amortized cost.

Interest income on our first and second lien debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of March 31, 2017, one first lien debt investment in the portfolio was non-performing. The fair value of the loan in the portfolio on non-accrual status was $8,858, which represents approximately 0.71% of total first and second lien investments at fair value. The remaining first and second lien debt investments were performing and current on their interest payments as of March 31, 2017. All first and second lien debt investments were performing and current on their interest payments as of March 31, 2016. Interest income from structured finance obligations is recorded based upon an estimation of an effective yield to expected maturity utilizing assumed cash flows. The effective yield is updated at least quarterly based on payments received and expected future payments. In estimating these cash flows, there are a number of assumptions that are subject to uncertainties, including the amount and timing of principal payments which are impacted by prepayments, repurchases, defaults, delinquencies and liquidations of or within the CLO funds that issued the structured finance obligations. These uncertainties are difficult to predict and are subject to future events that could have impacted the Company’s estimates if the information was known at the time of such estimates. As a result, actual results may differ significantly from these estimates.

For the three month periods ended March 31, 2017 and 2016, the Company earned $2,536 and $999, respectively, in other income. The increase in other income for the three month period ended March 31, 2017 from March 31, 2016 was primarily due to higher syndication fees and prepayment fees resulting from full paydowns on select investments.

Our total dividend and interest income from investments in Credit Fund totaled $3,209 for the three month period ended March 31, 2017. We did not receive any dividend or interest income from investments in Credit Fund for the three month period ended March 31, 2016. We made our first investment in Credit Fund in February 2016.

Net investment income for the three month periods ended March 31, 2017 and 2016 was as follows:

	For the three month periods ended
	March 31, 2017	March 31, 2016
Total investment income	$34,099	$23,110
Net expenses	(14,992)	(11,150)

Net investment income (loss)	$19,107	$11,960

Expenses

	For the three month periods ended
	March 31, 2017	March 31, 2016
Base management fees	$5,125	$4,140
Incentive fees	4,777	2,990
Professional fees	443	431
Administrative service fees	173	148
Interest expense	5,034	3,599
Credit facility fees	503	599
Directors’ fees and expenses	103	120
Other general and administrative	542	503

Total expenses	16,700	12,530
Waiver of base management fees	(1,708)	(1,380)

Net expenses	$14,992	$11,150

Interest expense and credit facility fees for the three month periods ended March 31, 2017 and 2016 were comprised of the following:

	For the three month periods ended
	March 31, 2017	March 31, 2016
Interest expense	$5,034	$3,599
Facility unused commitment fee	292	361
Amortization of deferred financing costs	181	213
Other fees	30	25

Total interest expense and credit facility fees	$5,537	$4,198

Cash paid for interest expense	$4,952	$3,227

The increase in interest expense for the three month period ended March 31, 2017 compared to the comparable period in 2016 was driven by increased drawings under the Facilities related to increased deployment of capital for investments. For the three month period ended March 31, 2017, the average interest rate increased to 3.12% from 2.70% for the comparable period in 2016, and average principal debt outstanding increased to $649,532 from $530,170 for the comparable period in 2016.

The increase in base management fees (and related waiver of base management fees) and incentive fees related to pre-incentive fee net investment income for the three month period ended March 31, 2017 from the comparable period in 2016 were driven by our deployment of capital and increasing invested balance. For the three month periods ended March 31, 2017 and 2016, base management fees were $3,417 and $2,760, respectively, (net the waiver of $1,708 and $1,380, respectively), incentive fees related to pre-incentive fee net investment income were $4,777 and $2,990, respectively, and there were no incentive fees related to realized capital gains. The accrual for any capital gains incentive fee under accounting principles generally accepted in the United States (“US GAAP”) in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. See Note 4 to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q for more information on the incentive and base management fees. For the three month periods ended March 31, 2017 and 2016, there were no accrued capital gains incentive fees based upon the cumulative net realized and unrealized appreciation (depreciation) as of March 31, 2017 and 2016, respectively.

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

Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) on Investments

During the three months ended March 31, 2017 and 2016, we had realized gains on 4 and 3 investments, respectively, totaling approximately $186 and $11, respectively, which was offset by realized losses on 3 and 3 investments, respectively, totaling approximately $7,880 and $3,588, respectively. During the three month periods ended March 31, 2017 and 2016, the Company had a change in unrealized appreciation on 57 and 34 investments, respectively, totaling approximately $17,492 and $8,051, respectively, which was offset by a change in unrealized depreciation on 41 and 67 investments, respectively, totaling approximately $12,732 and $19,142, respectively. In particular, effective January 31, 2017, TwentyEighty, Inc. (fka Miller Heiman, Inc.) completed a restructuring whereby the first lien debt held by us was converted into new term loans and equity. As a result, $10,943 of unrealized depreciation was reversed and we realized a loss of $7,738 during the period.

Net realized gain (loss) and net change in unrealized appreciation (depreciation) by the type of investments for the three month periods ended March 31, 2017 and 2016 were as follows:

	For the three month periods ended
	March 31, 2017	March 31, 2016
Net realized gain (loss) on investments	$(7,694)	$(3,577)
Net change in unrealized appreciation (depreciation) on investments	4,760	(11,091)

Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	$(2,934)	$(14,668)

Net realized gain (loss) and net change in unrealized appreciation (depreciation) by the type of investments for the three month periods ended March 31, 2017 and 2016 were as follows:

	For the three month periods ended
	March 31, 2017		March 31, 2016
Type	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)
First Lien Debt	$(7,552)	$3,205	$4	$(5,166)
Second Lien Debt	(3)	859	—	(5,256)
Structured Finance Obligations	(139)	220	(3,581)	(1,040)
Equity Investments	—	476	—	371
Investment Fund	—	—	—	—

Total	$(7,694)	$4,760	$(3,577)	$(11,091)

Net change in unrealized depreciation in our investments for the three months ended March 31, 2017 compared to the comparable period in 2016 was primarily due to changes in various inputs utilized under our valuation methodology, including, but not limited to, market spreads, leverage multiples and borrower ratings.

MIDDLE MARKET CREDIT FUND, LLC

Overview

On February 29, 2016, we and Credit Partners entered into an amended and restated limited liability company agreement, which was subsequently amended on June 24, 2016 (as amended, “the Limited Liability Company Agreement”) to co-manage Credit Fund, an unconsolidated Delaware limited liability company. Credit Fund primarily invests in first lien loans of middle-market companies. Credit Fund is managed by a six-member board of managers, on which we and Credit Partners each have equal representation. Establishing a quorum for Credit Fund’s board of managers requires at least four members to be present at a meeting, including at least two of our representatives and two of Credit Partners’ representatives. We and Credit Partners each have 50% economic ownership of Credit Fund and have commitments to fund, from time to time, capital of up to $400,000 each. Funding of such commitments generally requires the approval of the board of Credit Fund, including the board members appointed by us. By virtue of its membership interest, the Company and Credit Partners each indirectly bear an allocable share of all expenses and other obligations of Credit Fund.

Together with Credit Partners, we co-invest through Credit Fund. Investment opportunities for Credit Fund are sourced primarily by us and our affiliates. Portfolio and investment decisions with respect to Credit Fund must be unanimously approved by a quorum of Credit Fund’s investment committee consisting of an equal number of representatives of us and Credit Partners. Therefore, although we own more than 25% of the voting securities of Credit Fund, we do not believe that we have control over Credit Fund (other than for purposes of the Investment Company Act). Middle Market Credit Fund SPV, LLC (the “Credit Fund Sub”), a Delaware limited liability company, was formed on April 5, 2016. Credit Fund Sub primarily invests in first lien loans of middle-market companies. Credit Fund Sub is a wholly-owned subsidiary of Credit Fund and is consolidated in Credit Fund’s consolidated financial statements commencing from the date of its formation. Credit Fund follows the same Internal Risk Rating system as us.

Credit Fund, we and Credit Partners entered into an administration agreement with Carlyle GMS Finance Administration L.L.C., the administrative agent of Credit Fund (in such capacity, the “Administrative Agent”), pursuant to which the Administrative Agent is delegated certain administrative and non-discretionary functions, is authorized to enter into sub-administration agreements at our expense with the approval of the board of managers of Credit Fund, and is reimbursed by Credit Fund for its costs and expenses and Credit Fund’s allocable portion of overhead incurred by the Administrative Agent in performing its obligations thereunder.

Selected Financial Data

Since inception of Credit Fund and through March 31, 2017 and December 31, 2016, the Company and Credit Partners each made capital contributions of $1 in members’ equity and $45,500 and $35,000, respectively, in subordinated loans to Credit Fund. As of March 31, 2017 and December 31, 2016, Credit Fund had net borrowings of $86,044 and $62,384, respectively, in mezzanine loans under a revolving credit facility with the Company (the “Credit Fund Facility”). As of March 31, 2017 and December 31, 2016, Credit Fund had subordinated loans and members’ capital of $96,155 and $74,547, respectively. As of March 31, 2017 and December 31, 2016, the Company’s ownership interest in such subordinated loans and members’ capital was $48,077 and $37,273, respectively, and in such mezzanine loans was $86,044 and $62,384, respectively.

As of March 31, 2017 and December 31, 2016, Credit Fund held cash and cash equivalents totaling $10,533 and $6,103, respectively.

As of March 31, 2017 and December 31, 2016, Credit Fund had total investments at fair value of $558,694 and $437,829, respectively, which was comprised of first lien senior secured loans and second lien senior secured loans to 35 and 28 portfolio companies, respectively. As of March 31, 2017 and December 31, 2016, no loans in Credit Fund’s portfolio were on non-accrual status or contained PIK provisions. All investments in the portfolio were floating rate debt investments. The portfolio companies in Credit Fund are U.S. middle market companies in industries similar to those in which the Company may invest directly. Additionally, as of March 31, 2017 and December 31, 2016, Credit Fund had commitments to fund various undrawn revolvers and delayed draw investments to its portfolio companies totaling $32,012 and $30,361, respectively.

Below is a summary of Credit Fund’s portfolio, followed by a listing of the loans in Credit Fund’s portfolio as of March 31, 2017 and December 31, 2016:

	As of March 31, 2017	As of December 31, 2016
Senior secured loans (1)	$560,196	$439,086
Weighted average yields of senior secured loans based on amortized cost (2)	6.53%	6.47%
Weighted average yields of senior secured loans based on fair value (2)	6.46%	6.41%
Number of portfolio companies in Credit Fund	35	28
Average amount per portfolio company (1)	$16,006	$15,682
Weighted average Internal Risk Rating	2.0	2.0

(1)	At par/principal amount.

(2)	Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of March 31, 2017 and December 31, 2016. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.

Consolidated Schedule of Investments as of March 31, 2017 (unaudited)
Investments (1)	Industry	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
First Lien Debt (99.42% of fair value)
Advanced Instruments, LLC (2) (3) (4) (10) (11)	Health & Pharmaceuticals	L + 5.25% (1.00% Floor)	10/31/2022	$12,000	$11,867	$11,972
AM Conservation Holding Corporation (2) (3) (4)	Energy: Electricity	L + 4.75% (1.00% Floor)	10/31/2022	29,925	29,657	30,185
Anaren, Inc (2) (3) (4)	Telecommunications	L + 4.50% (1.00% Floor)	2/18/2021	6,963	6,935	6,963
Borchers, Inc (2) (3) (4) (7) (10) (11)	Chemicals, Plastics & Rubber	L + 4.75% (1.00% Floor)	1/13/2024	8,142	8,096	8,170
Datapipe, Inc. (2) (3) (4) (11)	Telecommunications	L + 4.75% (1.00% Floor)	3/15/2019	9,725	9,650	9,753
DBI Holding LLC (2) (3) (4)	Business Services	L + 5.25% (1.00% Floor)	8/1/2021	19,950	19,774	19,754
Dent Wizard International Corporation (2) (3) (4) (11)	Automotive	L + 4.75% (1.00% Floor)	4/7/2020	15,000	14,861	14,984
Dimora Brands, Inc. (fka TK USA Enterprises, Inc.) (2) (3) (4) (11)	Construction & Building	L + 4.50% (1.00% Floor)	4/4/2023	19,800	19,539	19,743
Diversitech Corporation (2) (4) (10)	Capital Equipment	P + 3.50%	11/19/2021	14,766	14,589	14,766
DTI Holdco, Inc. (2) (3) (4) (7)	High Tech Industries	L + 5.25% (1.00% Floor)	9/30/2023	19,900	19,704	19,639
EAG, Inc. (2) (3) (4) (11)	Business Services	L + 4.25% (1.00% Floor)	7/28/2018	8,440	8,430	8,469
EIP Merger Sub, LLC (Evolve IP) (2) (3) (4) (8) (11)	Telecommunications	L + 6.25% (1.00% Floor)	6/7/2021	22,894	22,280	22,539
EIP Merger Sub, LLC (Evolve IP) (2) (3) (4) (9) (11)	Telecommunications	L + 6.25% (1.00% Floor)	6/7/2021	1,500	1,458	1,475
Empower Payments Acquisitions, Inc. (2) (3) (7)	Media: Advertising, Printing & Publishing	L + 5.50% (1.00% Floor)	11/30/2023	17,456	17,115	17,411
Jensen Hughes, Inc. (2) (3) (4) (10) (11)	Utilities: Electric	L + 5.00% (1.00% Floor)	12/4/2021	20,408	20,197	20,275
Kestra Financial, Inc. (2) (3) (4)	Banking, Finance, Insurance & Real Estate	L + 5.25% (1.00% Floor)	6/24/2022	19,850	19,593	19,725
MSHC, Inc. (2) (3) (4) (10)	Construction & Building	L + 5.00% (1.00% Floor)	7/19/2021	13,543	13,440	13,423
PAI Holdco, Inc. (Parts Authority) (2) (3) (4)	Automotive	L + 4.75% (1.00% Floor)	12/30/2022	9,925	9,864	9,925
Paradigm Acquisition Corp. (2) (3) (4)	Business Services	L + 5.00% (1.00% Floor)	6/2/2022	11,970	11,874	11,970
Pasternack Enterprises, Inc. (Infinite RF) (2) (3) (4)	Capital Equipment	L + 5.00% (1.00% Floor)	5/27/2022	11,910	11,817	11,885
PSI Services LLC (2) (3) (4) (7) (10)	Business Services	L + 5.00% (1.00% Floor)	1/19/2023	29,623	29,052	29,333
Q Holding Company (2) (3) (4)	Automotive	L + 5.00% (1.00% Floor)	12/18/2021	13,929	13,798	13,958
QW Holding Corporation (Quala) (2) (3) (4) (7) (10)	Environmental Industries	L + 6.75% (1.00% Floor)	8/31/2022	10,983	10,447	11,121
Ramundsen Public Sector, LLC (2) (3) (4)	Sovereign & Public Finance	L + 4.25% (1.00% Floor)	2/1/2024	4,000	3,983	4,008
RelaDyne Inc. (2) (3) (4) (10)	Wholesale	L + 5.25% (1.00% Floor)	7/22/2022	26,228	25,834	25,978
Restaurant Technologies, Inc. (2) (3) (4)	Retail	L + 4.75% (1.00% Floor)	11/23/2022	14,000	13,876	14,021
Systems Maintenance Services Holding, Inc. (2) (3) (4) (11)	High Tech Industries	L + 5.00% (1.00% Floor)	10/30/2023	24,439	24,266	24,561
T2 Systems Canada, Inc. (2) (3) (4)	Transportation: Consumer	L + 6.75% (1.00% Floor)	9/28/2022	2,693	2,630	2,696
T2 Systems, Inc. (2) (3) (4) (10)	Transportation: Consumer	L + 6.75% (1.00% Floor)	9/28/2022	15,262	14,865	15,282
Teaching Strategies, LLC (2) (3) (4) (10)	Media: Advertising, Printing & Publishing	L + 4.75% (1.00% Floor)	2/27/2023	18,100	17,915	17,980
The Original Cakerie, Ltd. (Canada) (2) (3) (4) (10) (11)	Beverage, Food & Tobacco	L + 5.00% (1.00% Floor)	7/20/2021	6,992	6,932	6,992
The Original Cakerie, Co. (Canada) (2) (3) (4) (11)	Beverage, Food & Tobacco	L + 5.50% (1.00% Floor)	7/20/2021	3,612	3,585	3,612
U.S. Acute Care Solutions, LLC (2) (3) (4)	Healthcare & Pharmaceuticals	L + 5.00% (1.00% Floor)	5/15/2021	26,334	26,099	26,275

Consolidated Schedule of Investments as of March 31, 2017 (unaudited)
Investments (1)	Industry	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
First Lien Debt (99.42% of fair value) (continued)
U.S. Anesthesia Partners, Inc. (2) (3) (4) (11)	Healthcare & Pharmaceuticals	L + 5.00% (1.00% Floor)	12/31/2019	$10,348	$10,257	$10,366
Vantage Specialty Chemicals, Inc. (2) (3) (4) (11)	Chemicals, Plastics & Rubber	L + 4.50% (1.00% Floor)	2/5/2021	17,865	17,748	17,775
WIRB—Copernicus Group, Inc. (2) (3) (4)	Healthcare & Pharmaceuticals	L + 5.00% (1.00% Floor)	8/12/2022	12,315	12,232	12,281
Zest Holdings, LLC (2) (3) (4)	Durable Consumer Goods	L + 4.75% (1.00% Floor)	8/16/2020	8,700	8,661	8,693
Zywave, Inc. (2) (3) (4) (7) (10)	High Tech Industries	L + 5.00% (1.00% Floor)	11/17/2022	17,456	17,279	17,494

First Lien Debt Total					$550,199	$555,452

Second Lien Debt (0.58% of fair value)
Ramundsen Public Sector, LLC (2) (3) (4) (7)	Sovereign & Public Finance	L + 8.50% (1.00% Floor)	1/31/2025	$200	$198	$200
Vantage Specialty Chemicals, Inc. (2) (3) (4) (11)	Chemicals, Plastics & Rubber	L + 8.75% (1.00% Floor)	2/5/2022	2,000	1,969	1,992
Zywave, Inc. (2) (3) (4)	High Tech Industries	L + 9.00% (1.00% Floor)	11/17/2023	1,050	1,035	1,050

Second Lien Debt Total					$3,202	$3,242

Total Investments					$553,401	$558,694

(1)	Unless otherwise indicated, issuers of investments held by Credit Fund are domiciled in the United States. As of March 31, 2017, the geographical composition of investments as a percentage of fair value was 1.90% in Canada and 98.10% in the United States.
(2)	Variable rate loans to the portfolio companies bear interest at a rate that may be determined by reference to either LIBOR (“L”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate (“P”)), which generally resets quarterly. For each such loan, Credit Fund has provided the interest rate in effect as of March 31, 2017. As of March 31, 2017, all of Credit Fund’s LIBOR loans were indexed to the 90-day LIBOR rate at 1.15%, except for those loans as indicated in Note 11 below, and the U.S. Prime Rate loan was indexed at 4.00%.
(3)	Loan includes interest rate floor feature.
(4)	Denotes that all or a portion of the assets are owned by Credit Fund Sub. Credit Fund Sub has entered into a revolving credit facility (the “Credit Fund Sub Facility”). The lenders of the Credit Fund Sub Facility have a first lien security interest in substantially all of the assets of Credit Fund Sub. Accordingly, such assets are not available to creditors of Credit Fund.
(5)	Amortized cost represents original cost, including origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion/amortization of discounts/premiums, as applicable, on debt investments using the effective interest method.
(6)	Fair value is determined in good faith by or under the direction of the board of managers of Credit Fund, pursuant to Credit Fund’s valuation policy, which is substantially similar to the valuation policy of the Company provided in “—Critical Accounting Policies—Fair Value Measurements.”
(7)	Denotes that all or a portion of the assets are owned by Credit Fund. Credit Fund has entered into the Credit Fund Facility. The lenders of the Credit Fund Facility have a first lien security interest in substantially all of the assets of Credit Fund. Accordingly, such assets are not available to creditors of Credit Fund Sub.
(8)	Credit Fund receives less than the stated interest rate of this loan as a result of an agreement among lenders. The interest rate reduction is 1.25% on EIP Merger Sub, LLC (Evolve IP). Pursuant to the agreement among lenders in respect of this loan, this investment represents a first lien/first out loan, which has first priority ahead of the first lien/last out loan with respect to principal, interest and other payments.

(9)	In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company is entitled to receive additional interest as a result of an agreement among lenders as follows: EIP Merger Sub, LLC (Evolve IP) (3.91)%. Pursuant to the agreement among lenders in respect of this loan, this investment represents a first lien/last out loan, which has a secondary priority behind the first lien/first out loan with respect to principal, interest and other payments.
(10)	As of March 31, 2017, Credit Fund had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

First Lien Debt—unfunded delayed draw and revolving term loans commitments	Type	Unused Fee	Par/ Principal Amount	Fair Value
Advanced Instruments, LLC	Revolver	1.00%	$1,333	$(3)
Borchers, Inc.	Revolver	1.00%	1,858	5
Diversitech Corporation	Delayed Draw	1.00%	5,000	—
Jensen Hughes, Inc.	Delayed Draw	0.50%	1,461	(8)
Jensen Hughes, Inc.	Revolver	0.50%	2,000	(11)
MSHC, Inc.	Delayed Draw	1.50%	1,399	(11)
PSI Services LLC	Revolver	1.00%	377	(4)
QW Holding Corporation (Quala)	Delayed Draw	1.00%	4,762	33
QW Holding Corporation (Quala)	Revolver	1.00%	4,234	29
RelaDyne Inc.	Delayed Draw	0.50%	135	(1)
RelaDyne Inc.	Revolver	0.50%	2,433	(21)
T2 Systems, Inc.	Revolver	1.00%	1,955	2
Teaching Strategies, LLC	Revolver	1.00%	1,900	(11)
The Original Cakerie, Ltd. (Canada)	Revolver	0.50%	1,665	—
Zywave, Inc.	Revolver	0.50%	1,500	3

Total unfunded commitments			$32,012	$2

(11)	As of March 31, 2017, this LIBOR loan was indexed to the 30-day LIBOR rate at 0.98%.

Consolidated Schedule of Investments as of December 31, 2016
Investments (1)	Industry	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
First Lien Debt (99.31% of fair value)
AM Conservation Holding Corporation (2) (3) (4)	Energy: Electricity	L + 4.75% (1.00% Floor)	10/31/2022	$30,000	$29,721	$29,925
Datapipe, Inc. (2) (3) (4) (11)	Telecommunications	L + 4.75% (1.00% Floor)	3/15/2019	9,750	9,654	9,764
Dimora Brands, Inc. (fka TK USA Enterprises, Inc.) (2) (3) (4) (11)	Construction & Building	L + 4.50% (1.00% Floor)	4/4/2023	19,850	19,580	19,723
Diversitech Corporation (2) (4) (10) (11)	Capital Equipment	P + 3.50%	11/19/2021	14,803	14,617	14,803
DTI Holdco, Inc. (2) (3) (4) (7)	High Tech Industries	L + 5.25% (1.00% Floor)	9/30/2023	19,950	19,751	19,651
DYK Prime Acquisition LLC (2) (3) (4)	Chemicals, Plastics & Rubber	L + 4.75% (1.00% Floor)	4/1/2022	5,775	5,735	5,775
EAG, Inc. (2) (3) (4) (11)	Business Services	L + 4.25% (1.00% Floor)	7/28/2018	8,713	8,686	8,720
EIP Merger Sub, LLC (Evolve IP) (2) (3) (4) (8)	Telecommunications	L + 6.25% (1.00% Floor)	6/7/2021	22,971	22,323	22,509
EIP Merger Sub, LLC (Evolve IP) (2) (3) (4) (9)	Telecommunications	L + 6.25% (1.00% Floor)	6/7/2021	1,500	1,455	1,468
Empower Payments Acquisitions, Inc. (2) (3) (7)	Media: Advertising, Printing & Publishing	L + 5.50% (1.00% Floor)	11/30/2023	17,500	17,154	17,279
Generation Brands Holdings, Inc. (2) (3) (4)	Durable Consumer Goods	L + 5.00% (1.00% Floor)	6/10/2022	19,900	19,712	20,099
Jensen Hughes, Inc. (2) (3) (4) (10)	Utilities: Electric	L + 5.00% (1.00% Floor)	12/4/2021	20,409	20,188	20,327
Kestra Financial, Inc. (2) (3) (4)	Banking, Finance, Insurance & Real Estate	L + 5.25% (1.00% Floor)	6/24/2022	19,900	19,632	19,814
MSHC, Inc. (2) (3) (4) (10)	Construction & Building	L + 5.00% (1.00% Floor)	7/19/2021	13,177	13,062	13,003
PAI Holdco, Inc. (Parts Authority) (2) (3) (4)	Automotive	L + 4.75% (1.00% Floor)	12/30/2022	9,950	9,886	9,950
Pasternack Enterprises, Inc. (Infinite RF) (2) (3) (4)	Capital Equipment	L + 5.00% (1.00% Floor)	5/27/2022	11,941	11,844	11,941
Q Holding Company (2) (3) (4)	Automotive	L + 5.00% (1.00% Floor)	12/18/2021	13,964	13,828	13,941
QW Holding Corporation (Quala) (2) (3) (4) (7) (10)	Environmental Industries	L + 6.75% (1.00% Floor)	8/31/2022	8,975	8,413	9,030
Restaurant Technologies, Inc. (2) (3) (4)	Retail	L + 4.75% (1.00% Floor)	11/23/2022	23,514	23,117	23,443
RelaDyne Inc. (2) (3) (4) (10)	Wholesale	L + 5.25% (1.00% Floor)	7/22/2022	14,000	13,871	13,969
Systems Maintenance Services Holding, Inc. (2) (3) (4)	High Tech Industries	L + 5.00% (1.00% Floor)	10/30/2023	12,000	11,885	12,001
T2 Systems Canada, Inc. (2) (3) (4) (11)	Transportation: Consumer	L + 6.75% (1.00% Floor)	9/28/2022	2,700	2,635	2,727
T2 Systems, Inc. (2) (3) (4) (10) (11)	Transportation: Consumer	L + 6.75% (1.00% Floor)	9/28/2022	15,300	14,888	15,473
The Original Cakerie, Ltd. (Canada) (2) (3) (4) (10)	Beverage, Food & Tobacco	L + 5.00% (1.00% Floor)	7/20/2021	7,009	6,946	7,009
The Original Cakerie, Co. (Canada) (2) (3) (4)	Beverage, Food & Tobacco	L + 5.50% (1.00% Floor)	7/20/2021	3,621	3,591	3,621
U.S. Acute Care Solutions, LLC (2) (3) (4)	Health & Pharmaceuticals	L + 5.00% (1.00% Floor)	5/15/2021	26,400	26,154	26,336
U.S. Anesthesia Partners, Inc. (2) (3) (4)	Health & Pharmaceuticals	L + 5.00% (1.00% Floor)	12/31/2019	10,374	10,275	10,362
Vantage Specialty Chemicals, Inc. (2) (3) (4) (11)	Chemicals, Plastics & Rubber	L + 4.50% (1.00% Floor)	2/5/2021	17,910	17,786	17,903
WIRB—Copernicus Group, Inc. (2) (3) (4)	Health & Pharmaceuticals	L + 5.00% (1.00% Floor)	8/12/2022	7,980	7,916	8,050
Zest Holdings, LLC (2) (3) (4)	Durable Consumer Goods	L + 4.75% (1.00% Floor)	8/16/2020	8,700	8,658	8,749
Zywave, Inc. (2) (3) (4) (7) (10)	High Tech Industries	L + 5.00% (1.00% Floor)	11/17/2022	17,500	17,315	17,434

First Lien Debt Total					$430,278	$434,799

Second Lien Debt (0.69% of fair value)
Vantage Specialty Chemicals, Inc. (2) (3) (4) (11)	Chemicals, Plastics & Rubber	L + 8.75% (1.00% Floor)	2/5/2022	$2,000	$1,960	$1,987
Zywave, Inc. (2) (3) (4)	High Tech Industries	L + 9.00% (1.00% Floor)	11/17/2023	1,050	1,034	1,043

Second Lien Debt Total					$2,994	$3,030

Total Investments					$433,272	$437,829

(1)	Unless otherwise indicated, issuers of investments held by Credit Fund are domiciled in the United States. As of December 31, 2016, the geographical composition of investments as a percentage of fair value was 2.43% in Canada and 97.57% in the United States.
(2)	Variable rate loans to the portfolio companies bear interest at a rate that may be determined by reference to either LIBOR (“L”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate (“P”)), which generally resets quarterly. For each such loan, Credit Fund has provided the interest rate in effect as of December 31, 2016. As of December 31, 2016, all of Credit Fund’s LIBOR loans were indexed to the 90-day LIBOR rate at 1.00%, except for those loans as indicated in Note 11 below, and the U.S. Prime Rate loan was indexed at 3.75%.
(3)	Loan includes interest rate floor feature.
(4)	Denotes that all or a portion of the assets are owned by Credit Fund Sub. Credit Fund Sub has entered into a revolving credit facility (the “Credit Fund Sub Facility”). The lenders of the Credit Fund Sub Facility have a first lien security interest in substantially all of the assets of Credit Fund Sub. Accordingly, such assets are not available to creditors of Credit Fund.
(5)	Amortized cost represents original cost, including origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion/amortization of discounts/premiums, as applicable, on debt investments using the effective interest method.
(6)	Fair value is determined in good faith by or under the direction of the board of managers of Credit Fund, pursuant to Credit Fund’s valuation policy, which is substantially similar to the valuation policy of the Company provided in “—Critical Accounting Policies—Fair Value Measurements.”
(7)	Denotes that all or a portion of the assets are owned by Credit Fund. Credit Fund has entered into the Credit Fund Facility. The lenders of the Credit Fund Facility have a first lien security interest in substantially all of the assets of Credit Fund. Accordingly, such assets are not available to creditors of Credit Fund Sub.
(8)	Credit Fund receives less than the stated interest rate of this loan as a result of an agreement among lenders. The interest rate reduction is 1.25% on EIP Merger Sub, LLC (Evolve IP). Pursuant to the agreement among lenders in respect of this loan, this investment represents a first lien/first out loan, which has first priority ahead of the first lien/last out loan with respect to principal, interest and other payments.
(9)	In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company is entitled to receive additional interest as a result of an agreement among lenders as follows: EIP Merger Sub, LLC (Evolve IP) (3.84%). Pursuant to the agreement among lenders in respect of this loan, this investment represents a first lien/last out loan, which has a secondary priority behind the first lien/first out loan with respect to principal, interest and other payments.
(10)	As of December 31, 2016, Credit Fund had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

First Lien Debt—unfunded delayed draw and revolving term loans commitments	Type	Unused Fee	Par/ Principal Amount	Fair Value
Diversitech Corporation	Delayed Draw	1.00%	$5,000	$—
Jensen Hughes, Inc.	Revolver	0.50%	2,000	(7)
Jensen Hughes, Inc.	Delayed Draw	0.50%	1,461	(5)
MSHC, Inc.	Delayed Draw	1.50%	1,790	(21)
QW Holding Corporation (Quala)	Revolver	1.00%	5,086	14
QW Holding Corporation (Quala)	Delayed Draw	1.00%	5,918	17
RelaDyne Inc.	Revolver	0.50%	2,162	(6)
RelaDyne Inc.	Delayed Draw	0.50%	1,824	(5)
T2 Systems, Inc.	Revolver	1.00%	1,955	20
The Original Cakerie, Ltd. (Canada)	Revolver	0.50%	1,665	—
Zywave, Inc.	Revolver	0.50%	1,500	(5)

Total unfunded commitments			$30,361	$2

(11)	As of December 31, 2016, this LIBOR loan was indexed to the 30-day LIBOR rate at 0.77%.

Below is certain summarized consolidated financial information for Credit Fund as of March 31, 2017 and December 31, 2016, respectively. Credit Fund commenced operations in May 2016.

	March 31, 2017	December 31, 2016
	(unaudited)
Selected Consolidated Balance Sheet Information
ASSETS
Investments, at fair value (amortized cost of $553,401 and $433,272, respectively)	$558,694	$437,829
Cash and other assets	15,088	11,326

Total assets	$573,782	$449,155

LIABILITIES AND MEMBERS’ EQUITY
Secured borrowings	$367,375	$248,540
Mezzanine loans	86,044	62,384
Other liabilities	24,208	63,684
Subordinated loans and members’ equity	96,155	74,547

Liabilities and members’ equity	$573,782	$449,155

For the three month period ended March 31, 2017
(unaudited)
Selected Consolidated Statement of Operations Information:
Total investment income	$8,182

Expenses
Interest and credit facility expenses	5,473
Other expenses	318

Total expenses	5,791

Net investment income (loss)	2,391

Net realized gain (loss) on investments	—
Net change in unrealized appreciation (depreciation) on investments	737

Net increase (decrease) resulting from operations	$3,128

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

During the three months ended March 31, 2017, there were mezzanine loan borrowings of $45,660 and repayments of $22,000 under the Credit Fund Facility. As of March 31, 2017 and December 31, 2016, there were $86,044 and $62,384 in mezzanine loans outstanding, respectively.

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

During the three month period ended March 31, 2017, there were secured borrowings of $118,835 under the Credit Fund Sub Facility. As of March 31, 2017 and December 31, 2016, there was $367,375 and $248,540 in secured borrowings outstanding, respectively.

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

We closed on March 21, 2014 on the Credit Facility, which was subsequently amended on January 8, 2015, May 25, 2016 and March 22, 2017. The maximum principal amount of the Credit Facility is $283,000, subject to availability under the Credit Facility, which is based on certain advance rates multiplied by the value of the Company’s portfolio investments (subject to certain concentration limitations) net of certain other indebtedness that the Company may incur in accordance with the terms of the Credit Facility. Proceeds of the Credit Facility may be used for general corporate purposes, including the funding of portfolio investments. Maximum capacity under the Credit Facility may be increased, subject to certain conditions, to $550,000 through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Credit Facility includes a $20,000 limit for swingline loans and a $5,000 limit for letters of credit. Subject to certain exceptions, the Credit Facility is secured by a first lien security interest in substantially all of the portfolio investments held by the Company. The Credit Facility includes customary covenants, including certain financial covenants related to asset coverage, shareholders’ equity and liquidity, certain limitations on the incurrence of additional indebtedness and liens, and other maintenance covenants, as well as usual and customary events of default for senior secured revolving credit facilities of this nature.

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

For more information on the SPV Credit Facility and the Credit Facility, see Note 6 to the consolidated financial statements in Part II, Item 8 of this Form 10-Q.

The primary use of existing funds and any funds raised in the future is expected to be for investments in portfolio companies, repayment of indebtedness, cash distributions to our stockholders and for other general corporate purposes.

On June 26, 2015, we completed a $400 million term debt securitization (the “2015-1 Debt Securitization”). The notes offered in the Debt Securitization (the “2015-1 Notes”) were issued by Carlyle GMS Finance MM CLO 2015-1 LLC (the “2015-1 Issuer”), a wholly-owned and consolidated subsidiary of us, and are secured by a diversified portfolio of the 2015-1 Issuer consisting primarily of first and second lien senior secured loans. The 2015-1 Debt Securitization was executed through a private placement of the 2015-1 Notes, consisting of $160 million of Aaa/AAA Class A-1A Notes, which bear interest at the three-month London Interbank Offered Rate (“LIBOR”) plus 1.85%; $40 million of Aaa/AAA Class A-1B Notes, which bear interest at the three-month LIBOR plus 1.75% for the first 24 months and the three-month LIBOR plus 2.05% thereafter; $27 million of Aaa/AAA Class A-1C Notes, which bear interest at 3.75%; and $46 million of Aa2 Class A-2 Notes which bear interest at the three-month LIBOR plus 2.70%. The 2015-1 Notes were issued at par and are scheduled to mature on July 15, 2027. We received 100% of the preferred interests (the “Preferred Interests”) issued by the 2015-1 Issuer on the closing date of the 2015-1 Debt Securitization in exchange for our contribution to the Issuer of the initial closing date loan portfolio. The Preferred Interests do not bear interest and had a nominal value of $125.9 million at closing. In connection with the contribution, we have made customary representations, warranties and covenants to the 2015-1 Issuer. The Class A-1A, Class A-1B and Class A-1C and Class A-2 Notes are included in the consolidated financial statements included in Part I, Item 1 of this Form 10-Q. The Preferred Interests were eliminated in consolidation. For more information on the 2015-1 Notes, see Note 7 to the consolidated financial statements in Part I, Item 1 of this Form 10-Q.

As of March 31, 2017 and December 31, 2016, the Company had $44,874 and $38,489, respectively, in cash and cash equivalents. The Facilities consisted of the following as of March 31, 2017 and December 31, 2016:

	March 31, 2017
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
SPV Credit Facility	$400,000	$201,108	$198,892	$10,476
Credit Facility	283,000	189,500	93,500	93,500

Total	$683,000	$390,608	$292,392	$103,976

	December 31, 2016
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
SPV Credit Facility	$400,000	$252,885	$147,115	$5,988
Credit Facility	220,000	169,000	51,000	51,000

Total	$620,000	$421,885	$198,115	$56,988

(1)	The unused portion is the amount upon which commitment fees are based.
(2)	Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.

The following were the carrying values (before debt issuance costs) and fair values of the Company’s 2015-1 Notes as of March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Aaa/AAA Class A-1A Notes	$160,000	$160,110	$160,000	$160,072
Aaa/AAA Class A-1B Notes	40,000	40,001	40,000	39,960
Aaa/AAA Class A-1C Notes	27,000	27,030	27,000	26,951
Aa2 Class A-2 Notes	46,000	46,027	46,000	45,784

Total	$273,000	$273,168	$273,000	$272,767

Equity Activity

There were $51,816 and $14,300 of commitments made to us during the three month periods ended March 31, 2017 and 2016, respectively. As of March 31, 2017 and December 31, 2016, we had $1,274,174 and $1,222,358, respectively, in total capital commitments from stockholders, of which $473,514 and $421,698, respectively, was unfunded, and subject to call by the Company. As of March 31, 2017 and December 31, 2016, current directors had committed $821 in capital commitments to us.

Shares issued as of March 31, 2017 and December 31, 2016 were 41,708,155 and 41,702,318, respectively.

The following table summarizes activity in the number of shares of our common stock outstanding during the three month periods ended March 31, 2017 and 2016:

	For the three month periods ended
	March 31, 2017	March 31, 2016
Shares outstanding, beginning of period	41,702,318	31,524,083
Common stock issued	—	1,815,181
Reinvestment of dividends	5,837	3,885

Shares outstanding, end of period	41,708,155	33,343,149

Contractual Obligations

A summary of our significant contractual payment obligations was as follows as of March 31, 2017 and December 31, 2016:

	SPV Credit Facility and Credit Facility		2015-1 Notes
Payment Due by Period	March 31, 2017	December 31, 2016	March 31, 2017	December 31,2016
Less than 1 Year	$—	$—	$—	$—
1-3 Years	—	—	—	—
3-5 Years	390,608	421,885	—	—
More than 5 Years	—	—	273,000	273,000

Total	$390,608	$421,885	$273,000	$273,000

As of March 31, 2017 and December 31, 2016, $201,108 and $252,885, respectively, of secured borrowings were outstanding under the SPV Credit Facility, $189,500 and $169,000, respectively, were outstanding under the Credit Facility and $273,000 and $273,000, respectively, of 2015-1 Notes were outstanding. For the three month periods ended March 31, 2017 and 2016, we incurred $5,034 and $3,599, respectively, of interest expense and $292 and $361, respectively, of unused commitment fees.

OFF BALANCE SHEET ARRANGEMENTS

In the ordinary course of our business, we enter into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in these consolidated financial statements as of March 31, 2017 and December 31, 2016 included in Part I, Item 1 of this Form 10-Q for any such exposure.

We have in the past and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments.

We had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Principal Amount as of
	March 31, 2017	December 31, 2016
Unfunded delayed draw commitments	$44,541	$35,704
Unfunded revolving term loan commitments	26,517	24,063

Total unfunded commitments	$71,058	$59,767

Pursuant to an undertaking by us in connection with the 2015-1 Debt Securitization, we agreed to hold on an ongoing basis Preferred Interests with an aggregate dollar purchase price at least equal to 5% of the aggregate outstanding amount of all collateral obligations by the 2015-1 Issuer for so long as any securities of the 2015-1 Issuer remains outstanding. As of March 31, 2017, we were in compliance with this undertaking.

As of March 31, 2017, in addition to the amounts in the table above, we had remaining commitments to fund, from time to time, capital to Credit Fund of up to $354,499. As of March 31, 2017, we had remaining commitments to fund, from time to time, mezzanine loans to Credit Fund of up to $13,956, of which $10,438 was available for borrowing based on the computation of collateral to support the borrowings.

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

The following table summarizes our dividends declared and payable since inception through March 31, 2017:

Date Declared	Record Date	Payment Date	Per Share Amount		Total Amount	Annualized Dividend Yield (1)
March 13, 2014	March 31, 2014	April 14, 2014	$0.19		$2,449	4.76%
June 26, 2014	June 30, 2014	July 14, 2014	$0.27		$3,481	5.52%
September 12, 2014	September 18, 2014	October 9, 2014	$0.44		$5,956	9.23%
December 19, 2014	December 29, 2014	January 26, 2015	$0.35		$6,276	8.17%
March 11, 2015	March 13, 2015	April 17, 2015	$0.37		$7,833	8.58%
June 24, 2015	June 30, 2015	July 22, 2015	$0.37		$9,902	9.03%
September 24, 2015	September 24, 2015	October 22, 2015	$0.42		$11,670	8.91%
December 29, 2015	December 29, 2015	January 22, 2016	$0.40		$12,610	8.97%
December 29, 2015	December 29, 2015	January 22, 2016	$0.18	(2)	$5,674	4.03%
March 10, 2016	March 14, 2016	April 22, 2016	$0.40		$13,337	9.26%
June 8, 2016	June 8, 2016	July 22, 2016	$0.40		$13,943	9.23%
September 28, 2016	September 28, 2016	October 24, 2016	$0.40		$15,917	9.37%
December 29, 2016	December 29, 2016	January 24, 2017	$0.41		$17,098	9.09%
December 29, 2016	December 29, 2016	January 24, 2017	$0.07	(2)	$2,919	1.55%
March 20, 2017	March 20, 2017	April 24, 2017	$0.41		$17,100	9.07%

(1)	Annualized dividend yield is calculated by dividing the declared dividend by the weighted average of the net asset value at the beginning of the quarter and the capital called during the quarter and annualizing over 4 quarterly periods.
(2)	Represents a special dividend.

CRITICAL ACCOUNTING POLICIES

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies, including those relating to the valuation of our investment portfolio, are described below. The critical accounting policies should be read in connection with our consolidated financial statements in Part I, Item 1 of this Form 10-Q and in Part II, Item 8 of the Company’s annual report on Form 10-K for the year ended December 31, 2016.

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

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of March 31, 2017 and December 31, 2016.

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

Investments measured and reported at fair value are classified and disclosed based on the observability of inputs used in determination of fair values, as follows:

•	Level 1—inputs to the valuation methodology are quoted prices available in active markets for identical investments as of the reporting date. The types of financial instruments included in Level 1 generally include unrestricted securities, including equities and derivatives, listed in active markets. The Company does not adjust the quoted price for these investments, even in situations where the Company holds a large position and a sale could reasonably impact the quoted price.

•	Level 2—inputs to the valuation methodology are either directly or indirectly observable as of the reporting date and are those other than quoted prices in active markets. The type of financial instruments in this category generally includes less liquid and restricted securities listed in active markets, securities traded in other than active markets, government and agency securities, and certain over-the-counter derivatives where the fair value is based on observable inputs.

•	Level 3—inputs to the valuation methodology are unobservable and significant to overall fair value measurement. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments that are included in this category generally include investments in privately-held entities, collateralized loan obligations (“CLOs”), and certain over-the-counter derivatives where the fair value is based on unobservable inputs.

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

The significant unobservable inputs used in the fair value measurement of the Company’s investments in first and second lien debt securities are discount rates, indicative quotes and comparable EBITDA multiples. Significant increases in discount rates would result in a significantly lower fair value measurement. Significant decreases in indicative quotes or comparable EBITDA multiples in isolation may result in a significantly lower fair value measurement.

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

Use of Estimates

The preparation of consolidated financial statements in Part I, Item 1 of this Form 10-Q in conformity with US GAAP requires management to make assumptions and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management’s estimates are based on historical experiences and other factors, including expectations of future events that management believes to be reasonable under the circumstances. It also requires management to exercise judgment in the process of applying the Company’s accounting policies. Assumptions and estimates regarding the valuation of investments and their resulting impact on base management and incentive fees involve a higher degree of judgment and complexity and these assumptions and estimates may be significant to the consolidated financial statements in Part I, Item 1 of this Form 10-Q. Actual results could differ from these estimates and such differences could be material.

Investments

Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment using the specific identification method without regard to unrealized appreciation or depreciation previously recognized, and includes investments charged off during the period, net of recoveries. Net change in unrealized appreciation or depreciation on investments as presented in the Consolidated Statements of Operations in Part I, Item 1 of this Form 10-Q reflects the net change in the fair value of investments, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

Revenue Recognition

Interest from Investments and Realized Gain/Loss on Investments

Interest income is recorded on an accrual basis and includes the accretion of discounts and amortization of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost, including origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. At time of exit, the realized gain or loss on an investment is the difference between the amortized cost at time of exit and the cash received at exit using the specific identification method.

The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity.

Interest income from investments in the “equity” class of CLO funds, which we refer to as “structured finance obligations”, is recorded based upon an estimation of an effective yield to expected maturity utilizing assumed cash flows in accordance with ASC 325-40, Beneficial Interests in Securitized Financials Assets. We monitor the expected cash inflows from our CLO equity investments, including the expected residual payments and the effective yield is determined and updated at least quarterly. In estimating these cash flows, there are a number of assumptions that are subject to uncertainties, including the amount and timing of principal payments which are impacted by prepayments, repurchases, defaults, delinquencies and liquidations of or within the CLO funds. These uncertainties are difficult to predict and are subject to future events that could have impacted the Company’s estimates if the information was known at the time. As a result, actual results may differ significantly from these estimates.

Dividend Income

Dividend income from the investment fund is recorded on the record date for the investment fund to the extent that such amounts are payable by the investment fund and are expected to be collected.

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

Non-Accrual Income

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid current and, in management’s judgment, are likely to remain current. Management may not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2017, the fair value of the loan in the portfolio on non-accrual status was $8,858, which represents approximately 0.6% of total investments at fair value. The remaining first and second lien debt investments were performing and current on their interest payments as of March 31, 2017. All first and second lien debt investments were performing and current on their interest payments as of March 31, 2016.

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

The Company has adopted a dividend reinvestment plan that provides for reinvestment of any distributions on behalf of its stockholders, for those who have elected to participate in the plan. As a result of adopting such a plan, if the Board of Directors authorizes, and the Company declares, a cash dividend or distribution, the stockholders who have elected to participate in the dividend reinvestment plan would have their cash dividends or distributions automatically reinvested in additional shares of the Company’s common stock, rather than receiving cash. Prior to a Qualified IPO, the Company intends to use primarily newly issued shares of its common stock to implement the plan issued at the net asset value per share most recently determined by the Board of Directors. After a Qualified IPO, the Company intends to use primarily newly issued shares to implement the plan so long as the market value per share is equal to or greater than the net asset value per share as of the close of business on the relevant payment date for such dividend or distribution. If the market value per share is less than the net asset value per share as of the close of business on the relevant payment date, the plan administrator would purchase the common stock on behalf of participants in the open market, unless the Company instructs the plan administrator otherwise.

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

Interest Rate Risk

As of March 31, 2017, on a fair value basis, approximately 1% of our debt investments bear interest at a fixed rate and approximately 99% of our debt investments bear interest at a floating rate, which primarily are subject to interest rate floors. Interest rates on the investments held within our portfolio of investments are typically based on floating LIBOR, with many of these investments also having a LIBOR floor. Additionally, our Facilities are also subject to floating interest rates and are currently paid based on floating LIBOR rates.

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our income in the future.

The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. Interest income is calculated as revenue from interest generated from our settled portfolio of investments held as of March 31, 2017 and December 31, 2016, excluding structured finance obligations and Credit Fund. These hypothetical calculations are based on a model of the settled investments in our portfolio, excluding structured finance obligations and Credit Fund, held as of March 31, 2017 and December 31, 2016, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. Interest expense is calculated based on outstanding secured borrowings and 2015-1 Notes as of March 31, 2017 and December 31, 2016 and based on the terms of our Facilities and 2015-1 Notes. Interest expense on our Facilities and 2015-1 Notes is calculated using the interest rate as of March 31, 2017 and December 31, 2016, adjusted for the hypothetical changes in rates, as shown below. We intend to continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may impact significantly our net interest income.

We regularly measure exposure to interest rate risk. We assess interest rate risk and manage interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2017 and December 31, 2016, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled investments (considering interest rate floors for variable rate instruments), excluding structured finance obligations and Credit Fund, and outstanding secured borrowings and 2015-1 Notes assuming no changes in our investment and borrowing structure:

	As of March 31, 2017			As of December 31, 2016
Basis Point Change	Interest Income	Interest Expense	Net Investment Income	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$39,057	$(19,098)	$19,959	$40,324	$(20,037)	$20,287
Up 200 basis points	$26,484	$(12,732)	$13,752	$26,848	$(13,358)	$13,490
Up 100 basis points	$13,910	$(6,366)	$7,544	$13,372	$(6,679)	$6,693
Down 100 basis points	$(1,495)	$6,333	$4,838	$(132)	$6,282	$6,150
Down 200 basis points	$(1,495)	$7,002	$5,507	$(132)	$6,282	$6,150
Down 300 basis points	$(1,495)	$7,002	$5,507	$(132)	$6,282	$6,150

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer and Treasurer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer and Treasurer have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the three month period ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company may become party to certain lawsuits in the ordinary course of business. The Company is not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against the Company. See also Note 11 to the consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2016. For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 21, 2017, which is accessible on the SEC’s website at sec.gov.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Except as previously reported by the Company on Form 8-K, we did not sell any equity securities during the period covered in this report that were not registered under the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits.

10.1	Third Amendment, dated as of March 22, 2017, to the Senior Secured Revolving Credit Agreement, dated as of March 21, 2014.*

31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TCG BDC, INC.

Dated: May 10, 2017	By	/s/ Venugopal Rathi
Venugopal Rathi Chief Financial Officer (principal financial and accounting officer)