Form 10-Q
period 2017-06-30
TCG BDC, INC.
filed 2017-08-09
CIK 1544206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 8, 2017
Common stock, $0.01 par value	61,859,848

TCG BDC, INC.

TCG BDC, INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollar amounts in thousands, except per share data)

	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Investments, at fair value
Investments—non-controlled/non-affiliated, at fair value (amortized cost of $1,545,079 and $1,332,596, respectively)	$1,534,162	$1,323,102
Investments—controlled/affiliated, at fair value (amortized cost of $182,601 and $97,385, respectively)	185,311	99,657
Total investments, at fair value (amortized cost of $1,727,680 and $1,429,981, respectively)	1,719,473	1,422,759
Cash and cash equivalents	28,159	38,489
Receivable for investment sold	—	19,750
Deferred financing costs	3,629	3,308
Interest receivable from non-controlled/non-affiliated investments	4,358	3,407
Interest and dividend receivable from controlled/affiliated investments	3,996	2,400
Prepaid expenses and other assets	146	42
Total assets	$1,759,761	$1,490,155
LIABILITIES
Secured borrowings (Note 6)	$331,597	$421,885
2015-1 Notes payable, net of unamortized debt issuance costs of $2,050 and $2,151, respectively (Note 7)	270,950	270,849
Payable for investments purchased	4,996	—
Due to Investment Adviser	118	215
Interest and credit facility fees payable (Notes 6 and 7)	3,830	3,599
Dividend payable (Note 9)	22,720	20,018
Base management and incentive fees payable (Note 4)	9,132	8,157
Administrative service fees payable (Note 4)	120	137
Offering costs payable	1,128	—
Other accrued expenses and liabilities	1,427	1,158
Total liabilities	646,018	726,018
Commitments and contingencies (Notes 8 and 11)
NET ASSETS
Common stock, $0.01 par value; 200,000,000 shares authorized; 61,405,648 shares and 41,702,318 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	614	417
Paid-in capital in excess of par value	1,158,621	799,580
Offering costs	(1,560)	(74)
Accumulated net investment income (loss), net of cumulative dividends of $168,885 and $129,065 at June 30, 2017 and December 31, 2016, respectively	(2,472)	(3,207)
Accumulated net realized gain (loss)	(33,253)	(25,357)
Accumulated net unrealized appreciation (depreciation)	(8,207)	(7,222)
Total net assets	$1,113,743	$764,137
NET ASSETS PER SHARE	$18.14	$18.32
The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollar amounts in thousands, except per share data)
(unaudited)

	For the three month periods ended		For the six month periods ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Investment income:
Interest income from non-controlled/non-affiliated investments	$30,526	$24,078	$58,880	$46,189
Other income from non-controlled/non-affiliated investments	4,046	1,670	6,582	2,669
Interest income from controlled/affiliated investments	2,372	—	4,321	—
Dividend income from controlled/affiliated investments	1,800	—	3,060	—
Total investment income	38,744	25,748	72,843	48,858
Expenses:
Base management fees (Note 4)	5,657	4,345	10,782	8,485
Incentive fees (Note 4)	5,361	3,366	10,138	6,356
Professional fees	1,153	575	1,596	1,006
Administrative service fees (Note 4)	165	198	338	346
Interest expense (Notes 6 and 7)	5,738	3,825	10,772	7,424
Credit facility fees (Note 6)	529	858	1,032	1,457
Directors’ fees and expenses	131	144	234	264
Other general and administrative	448	419	990	922
Total expenses	19,182	13,730	35,882	26,260
Waiver of base management fees (Note 4)	1,886	1,448	3,594	2,828
Net expenses	17,296	12,282	32,288	23,432
Net investment income (loss)	21,448	13,466	40,555	25,426
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments:
Net realized gain (loss) on investments—non-controlled/non-affiliated	(202)	(6,022)	(7,896)	(9,599)
Net change in unrealized appreciation (depreciation) on investments—non-controlled/non-affiliated	(5,879)	18,794	(1,423)	7,703
Net change in unrealized appreciation (depreciation) on investments—controlled/affiliated	134	(287)	438	(287)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	(5,947)	12,485	(8,881)	(2,183)
Net increase (decrease) in net assets resulting from operations	$15,501	$25,951	$31,674	$23,243
Basic and diluted earnings per common share (Note 9)	$0.34	$0.75	$0.72	$0.70
Weighted-average shares of common stock outstanding—Basic and Diluted (Note 9)	45,977,943	34,402,925	43,854,102	33,174,442
Dividends declared per common share (Note 9)	$0.37	$0.40	$0.78	$0.80
The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollar amounts in thousands)
(unaudited)

	For the six month periods ended
	June 30, 2017	June 30, 2016
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$40,555	$25,426
Net realized gain (loss) on investments	(7,896)	(9,599)
Net change in unrealized appreciation (depreciation) on investments	(985)	7,416
Net increase (decrease) in net assets resulting from operations	31,674	23,243
Capital transactions:
Common stock issued, net of offering and underwriting costs	357,550	90,101
Reinvestment of dividends	202	128
Dividends declared (Note 12)	(39,820)	(27,280)
Net increase (decrease) in net assets resulting from capital share transactions	317,932	62,949
Net increase (decrease) in net assets	349,606	86,192
Net assets at beginning of period	764,137	571,726
Net assets at end of period	$1,113,743	$657,918
The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollar amounts in thousands)
(unaudited)

	For the six month periods ended
	June 30, 2017	June 30, 2016
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$31,674	$23,243
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	459	824
Net accretion of discount on investments	(6,571)	(1,724)
Net realized (gain) loss on investments	7,896	9,599
Net change in unrealized (appreciation) depreciation on investments	985	(7,416)
Cost of investments purchased and change in payable for investments purchased	(696,931)	(274,145)
Proceeds from sales and repayments of investments and change in receivable for investments sold	472,827	105,074
Changes in operating assets:
Interest receivable	(2,072)	(927)
Dividend receivable	(475)	—
Prepaid expenses and other assets	(104)	(17)
Changes in operating liabilities:
Due to Investment Adviser	(97)	(39)
Interest and credit facility fees payable	231	682
Base management and incentive fees payable	975	6,667
Administrative service fees payable	(17)	38
Other accrued expenses and liabilities	269	617
Net cash provided by (used in) operating activities	(190,951)	(137,524)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of underwriting costs	350,990	90,101
Offering costs from issuance of common stock	(358)	—
Borrowings on SPV Credit Facility and Credit Facility	306,000	225,000
Repayments of SPV Credit Facility and Credit Facility	(396,288)	(154,000)
Repayments of debt assumed from NFIC Acquisition	(42,128)	—
Debt issuance costs paid	(679)	(532)
Dividends paid in cash	(36,916)	(31,493)
Net cash provided by (used in) financing activities	180,621	129,076
Net increase (decrease) in cash and cash equivalents	(10,330)	(8,448)
Cash and cash equivalents, beginning of period	38,489	41,837
Cash and cash equivalents, end of period	$28,159	$33,389
Supplemental and non-cash activities:
Offering costs payable	$1,128	$—
Interest paid during the period	$10,512	$6,794
Dividends declared during the period	$39,820	$27,280
Reinvestment of dividends	$202	$128
Cost of investments received in the NFIC Acquisition from shares issued (Note 13)	$(8,046)	$—
Shares issued in consideration of NFIC Acquisition (Note 13)	$8,046	$—
Debt assumed from NFIC Acquisition (Note 13)	$42,128	$—
The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2017
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)	Industry	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
First Lien Debt (73.87%)
Access CIG, LLC (2) (3) (4) (13)	Business Services	L + 5.00% (1.00% Floor)	10/17/2021	$18,242	$18,138	$18,288	1.64%
Achilles Acquisition LLC (2) (3) (4) (5) (13) (15)	Banking, Finance, Insurance & Real Estate	L + 6.00% (1.00% Floor)	6/6/2023	35,294	34,225	34,535	3.10
Advanced Instruments, LLC (2) (3) (4) (5) (13) (15)	Healthcare & Pharmaceuticals	L + 5.25% (1.00% Floor)	10/31/2022	10,448	10,244	10,410	0.93
Alpha Packaging Holdings, Inc. (2) (3) (4) (13)	Containers, Packaging & Glass	L + 4.25% (1.00% Floor)	5/12/2020	2,911	2,909	2,911	0.26
Anaren, Inc. (2) (3) (4) (13)	Telecommunications	L + 4.50% (1.00% Floor)	2/18/2021	3,839	3,817	3,844	0.35
Aquilex LLC (2) (3) (13)	Environmental Industries	L + 4.00% (1.00% Floor)	12/31/2020	3,208	3,206	3,204	0.29
Audax AAMP Holdings, Inc. (2) (3) (4) (13)	Durable Consumer Goods	L + 6.50% (1.00% Floor)	7/24/2017	12,602	12,530	12,591	1.13
Brooks Equipment Company, LLC (2) (3) (4) (13)	Construction & Building	L + 5.00% (1.00% Floor)	8/29/2020	2,694	2,681	2,688	0.24
Capstone Logistics Acquisition, Inc. (2) (3) (4) (13) (16)	Transportation: Cargo	L + 4.50% (1.00% Floor)	10/7/2021	19,198	19,070	19,160	1.72
Captive Resources Midco, LLC (2) (3) (4) (5) (13) (15)	Banking, Finance, Insurance & Real Estate	L + 5.75% (1.00% Floor)	6/30/2020	32,557	32,238	32,557	2.92
Central Security Group, Inc. (2) (3) (4) (5) (13) (16)	Consumer Services	L + 5.63% (1.00% Floor)	10/6/2021	39,195	38,848	39,054	3.51
CIP Revolution Holdings, LLC (2) (3) (4) (5) (13) (15)	Media: Advertising, Printing & Publishing	L + 6.00% (1.00% Floor)	8/19/2021	19,162	18,988	19,075	1.71
Colony Hardware Corporation (2) (3) (4) (13)	Construction & Building	L + 6.00% (1.00% Floor)	10/23/2021	22,184	21,925	22,013	1.98
Continuum Managed Services Holdco, LLC (2) (3) (5) (13) (15)	High Tech Industries	L + 8.75% (1.00% Floor)	6/8/2023	23,000	22,250	22,520	2.02
Dade Paper & Bag, LLC (2) (3) (4) (5)	Forest Products & Paper	L + 7.50% (1.00% Floor)	6/10/2024	50,000	49,006	49,365	4.43
Datapipe, Inc. (2) (3) (13)	Telecommunications	L + 4.75% (1.00% Floor)	3/15/2019	9,700	9,635	9,735	0.87
Dent Wizard International Corporation (2) (3) (4) (16)	Automotive	L + 4.75% (1.00% Floor)	4/7/2020	900	897	898	0.08
Derm Growth Partners III, LLC (Dermatology Associates) (2) (3) (4) (5) (13) (15)	Healthcare & Pharmaceuticals	L + 6.50% (1.00% Floor)	5/31/2022	44,481	43,841	44,010	3.95
DermaRite Industries, LLC (2) (3) (5) (15)	Healthcare & Pharmaceuticals	L + 7.00% (1.00% Floor)	3/3/2022	20,102	19,732	19,843	1.78
Dimensional Dental Management, LLC (2) (3) (5) (12) (15) (16)	Healthcare & Pharmaceuticals	L + 7.00% (1.00% Floor)	2/12/2021	21,714	21,322	21,474	1.93
Dimora Brands, Inc. (fka TK USA Enterprises, Inc.) (2) (3) (5) (15)	Construction & Building	L + 4.50% (1.00% Floor)	4/4/2022	—	(54)	(12)	—
Direct Travel, Inc. (2) (3) (4) (5) (13) (15)	Hotel, Gaming & Leisure	L + 6.50% (1.00% Floor)	12/1/2021	24,889	24,328	24,654	2.21
EIP Merger Sub, LLC (Evolve IP) (2) (3) (5) (12) (13) (16)	Telecommunications	L + 6.25% (1.00% Floor)	6/7/2021	24,254	23,629	23,730	2.13
Emergency Communications Network, LLC (2) (3) (5)	Telecommunications	L + 6.25% (1.00% Floor)	6/1/2023	25,000	24,751	24,873	2.23
EP Minerals, LLC (2) (3) (4) (13)	Metals & Mining	L + 4.50% (1.00% Floor)	8/20/2020	7,931	7,909	7,931	0.71
FCX Holdings Corp. (2) (3) (4) (13) (16)	Capital Equipment	L + 4.50% (1.00% Floor)	8/4/2020	3,839	3,838	3,839	0.34
Genex Holdings, Inc. (2) (3) (4) (13) (16)	Banking, Finance, Insurance & Real Estate	L + 4.25% (1.00% Floor)	5/30/2021	6,666	6,642	6,636	0.60

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2017
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)	Industry	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
First Lien Debt (73.87%) (continued)
Global Software, LLC (2) (3) (4) (13)	High Tech Industries	L + 5.50% (1.00% Floor)	5/2/2022	$20,908	$20,557	$20,781	1.87%
Green Energy Partners/Stonewall LLC (2) (3) (4) (13)	Energy: Electricity	L + 5.50% (1.00% Floor)	11/13/2021	20,000	19,636	18,548	1.67
Green Plains II LLC (2) (3) (4) (5) (13) (15) (16)	Beverage, Food & Tobacco	L + 7.00% (1.00% Floor)	10/3/2022	15,192	15,058	15,403	1.38
Hummel Station LLC (2) (3) (5) (13) (16)	Energy: Electricity	L + 6.00% (1.00% Floor)	10/27/2022	25,000	23,999	22,805	2.05
Hydrofarm, LLC (2) (5) (13)	Wholesale	L + 7.00%	5/12/2022	19,000	18,814	18,897	1.70
Indra Holdings Corp. (Totes Isotoner) (2) (3) (5) (13)	Non-durable Consumer Goods	L + 4.25% (1.00% Floor)	5/1/2021	18,965	17,051	11,442	1.03
Integro Parent Inc. (2) (3) (13)	Banking, Finance, Insurance & Real Estate	L + 5.75% (1.00% Floor)	10/30/2022	4,926	4,822	4,825	0.43
Legacy.com Inc. (2) (3) (5) (12)	High Tech Industries	L + 6.00% (1.00% Floor)	3/20/2023	17,000	16,630	17,235	1.55
Metrogistics LLC (2) (3) (4) (13)	Transportation: Cargo	L + 6.50% (1.00% Floor)	9/30/2022	16,788	16,588	16,759	1.50
National Technical Systems, Inc. (2) (3) (4) (5) (13) (15)	Aerospace & Defense	L + 6.00% (1.00% Floor)	6/12/2021	26,351	26,041	25,694	2.31
NES Global Talent Finance US LLC (United Kingdom) (2) (3) (4) (8) (13)	Energy: Oil & Gas	L + 5.50% (1.00% Floor)	10/3/2019	14,000	13,817	13,464	1.21
OnCourse Learning Corporation (2) (3) (4) (5) (13) (15)	Consumer Services	L + 6.50% (1.00% Floor)	9/12/2021	30,486	30,133	30,219	2.71
Paradigm Acquisition Corp. (2) (3) (4) (13)	Business Services	L + 5.00% (1.00% Floor)	6/2/2022	15,501	15,374	15,501	1.39
Pelican Products, Inc. (2) (3) (4) (13)	Containers, Packaging & Glass	L + 4.25% (1.00% Floor)	4/11/2020	7,604	7,614	7,623	0.68
Plano Molding Company, LLC (2) (3) (4) (5)	Hotel, Gaming & Leisure	L + 7.50% (1.00% Floor)	5/12/2021	21,590	21,261	19,438	1.75
PMG Acquisition Corporation (2) (3) (4) (5) (13) (15)	Healthcare & Pharmaceuticals	L + 6.25% (1.00% Floor)	5/22/2022	27,644	27,201	27,346	2.46
PPT Management Holdings, LLC (2) (3) (5) (13)	Healthcare & Pharmaceuticals	L + 6.00% (1.00% Floor)	12/16/2022	24,875	24,666	24,741	2.22
Product Quest Manufacturing, LLC (2) (3) (4) (5) (12) (16)	Containers, Packaging & Glass	L + 5.75% (1.00% Floor)	9/9/2020	33,000	32,233	30,502	2.75
Prowler Acquisition Corp. (Pipeline Supply and Service, LLC) (2) (3) (4) (5)	Wholesale	L + 4.50% (1.00% Floor)	1/28/2020	14,989	14,234	12,525	1.12
PSC Industrial Holdings Corp (2) (3) (4) (13)	Environmental Industries	L + 4.75% (1.00% Floor)	12/5/2020	14,625	14,401	13,775	1.24
PT Intermediate Holdings III, LLC (Parts Town) (2) (3) (4) (5) (13) (15) (16)	Wholesale	L + 6.50% (1.00% Floor)	6/23/2022	22,181	21,973	22,090	1.98
QW Holding Corporation (Quala) (2) (3) (4) (5) (13)	Environmental Industries	L + 6.75% (1.00% Floor)	8/31/2022	29,775	29,014	29,948	2.69
Reliant Pro Rehab, LLC (2) (3) (5) (12)	Healthcare & Pharmaceuticals	L + 10.00% (1.00% Floor)	12/29/2017	24,688	24,565	24,688	2.22
SolAreo Technologies Corp. (2) (3) (4) (5)	Telecommunications	L + 5.25% (1.00% Floor)	12/10/2020	25,516	24,643	22,844	2.05
Superior Health Linens, LLC (2) (3) (4) (5) (13) (15)	Business Services	L + 6.50% (1.00% Floor)	9/30/2021	21,056	20,742	20,824	1.87
Surgical Information Systems, LLC (2) (3) (4) (5) (12)	High Tech Industries	L + 5.00% (1.00% Floor)	4/24/2023	30,000	29,708	29,817	2.68

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2017
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)	Industry	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
First Lien Debt (73.87%) (continued)
T2 Systems Canada, Inc. (2) (3) (4)	Transportation: Consumer	L + 6.75% (1.00% Floor)	9/28/2022	$4,030	$3,939	$4,030	0.36%
T2 Systems, Inc. (2) (3) (4) (13) (15)	Transportation: Consumer	L + 6.75% (1.00% Floor)	9/28/2022	22,835	22,264	22,837	2.05
The Hilb Group, LLC (2) (3) (5) (12) (15)	Banking, Finance, Insurance & Real Estate	L + 6.50% (1.00% Floor)	6/24/2021	31,571	31,029	30,926	2.78
The SI Organization, Inc. (2) (3) (4) (5) (13)	Aerospace & Defense	L + 4.75% (1.00% Floor)	11/23/2019	14,377	14,390	14,512	1.30
The Topps Company, Inc. (2) (3) (4) (13)	Non-durable Consumer Goods	L + 6.00% (1.25% Floor)	10/2/2020	23,254	23,001	22,292	2.00
Truckpro, LLC. (2) (3) (4) (13) (16)	Automotive	L + 5.00% (1.00% Floor)	8/6/2018	8,974	8,947	8,928	0.80
Tweddle Group, Inc. (2) (3) (4) (13)	Media: Advertising, Printing & Publishing	L + 6.00% (1.00% Floor)	10/24/2022	17,550	17,271	17,615	1.58
TwentyEighty, Inc.—Revolver (2) (3) (5) (10) (15)	Business Services	L + 8.00% (1.00% Floor)	3/21/2020	—	(7)	(4)	—
TwentyEighty, Inc. - (Term A Loans) (2) (3) (5) (10)	Business Services	L + 3.50% (1.00% Floor) cash, 4.50% PIK	3/21/2020	3,773	3,751	3,746	0.34
TwentyEighty, Inc. - (Term B Loans) (5) (10)	Business Services	1.00% cash, 7.00% PIK	3/21/2020	6,298	6,038	4,818	0.43
TwentyEighty, Inc. - (Term C Loans) (5) (10)	Business Services	0.25% cash, 8.75% PIK	3/21/2020	6,020	5,335	4,605	0.41
Vetcor Professional Practices, LLC (2) (3) (4) (5) (13) (15)	Consumer Services	L + 6.25% (1.00% Floor)	4/20/2021	34,677	34,262	34,855	3.13
Vistage Worldwide Inc. (2) (3) (4) (13) (16)	Business Services	L + 5.50% (1.00% Floor)	8/19/2021	33,486	33,304	33,486	3.01
VRC Companies, LLC (2) (3) (4) (5) (13) (15)	Business Services	L + 6.50% (1.00% Floor)	3/31/2023	29,612	28,877	29,095	2.61
W/S Packaging Group Inc. (2) (3) (4) (16)	Containers, Packaging & Glass	L + 5.00% (1.00% Floor)	8/9/2019	4,026	3,875	3,875	0.35
Watchfire Enterprises, Inc. (2) (3) (13)	Media: Advertising, Printing & Publishing	L + 4.00% (1.00% Floor)	10/2/2020	1,362	1,349	1,362	0.12
Winchester Electronics Corporation (2) (3) (4) (5) (13) (15)	Capital Equipment	L + 6.50% (1.00% Floor)	6/30/2022	31,768	31,474	32,066	2.88
Zest Holdings, LLC (2) (3) (4) (13) (16)	Durable Consumer Goods	L + 4.25% (1.00% Floor)	8/16/2023	3,449	3,440	3,474	0.31
First Lien Debt Total					$1,279,859	$1,270,078	114.03%
Second Lien Debt (14.58%)
Acrisure, LLC (2) (3) (5) (15)	Banking, Finance, Insurance & Real Estate	L + 9.25% (1.00% Floor)	11/22/2024	$23,250	$22,365	$22,705	2.04%
AIM Group USA Inc. (2) (3) (5) (13)	Aerospace & Defense	L + 9.00% (1.00% Floor)	8/2/2022	23,000	22,719	22,940	2.06
AmeriLife Group, LLC (2) (3) (5) (13)	Banking, Finance, Insurance & Real Estate	L + 8.75% (1.00% Floor)	1/10/2023	22,000	21,627	21,490	1.93
Argon Medical Devices, Inc. (2) (3) (4) (5)	Healthcare & Pharmaceuticals	L + 9.50% (1.00% Floor)	6/23/2022	25,000	24,414	25,428	2.28
Berlin Packaging L.L.C. (2) (3) (5) (13)	Containers, Packaging & Glass	L + 6.75% (1.00% Floor)	10/1/2022	3,500	3,486	3,505	0.32
Confie Seguros Holding II Co. (2) (3) (5) (13)	Banking, Finance, Insurance & Real Estate	L + 9.75% (1.25% Floor)	5/8/2019	9,000	8,949	8,820	0.79

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2017
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)	Industry	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
Second Lien Debt (14.58%) (continued)
Drew Marine Group Inc. (2) (3) (4) (5) (13) (16)	Chemicals, Plastics & Rubber	L + 7.00% (1.00% Floor)	5/19/2021	$12,500	$12,483	$12,413	1.11%
Genex Holdings, Inc. (2) (3) (5) (16)	Banking, Finance, Insurance & Real Estate	L + 7.75% (1.00% Floor)	5/30/2022	8,990	8,910	8,913	0.80
Institutional Shareholder Services Inc. (2) (3) (5) (13)	Banking, Finance, Insurance & Real Estate	L + 8.50% (1.00% Floor)	4/29/2022	12,500	12,412	12,451	1.12
Jazz Acquisition, Inc. (Wencor) (2) (3) (5) (13)	Aerospace & Defense	L + 6.75% (1.00% Floor)	6/19/2022	7,500	7,402	7,106	0.64
MRI Software, LLC (2) (3) (5)	Software	L + 8.00% (1.00% Floor)	6/23/2022	12,500	12,340	12,500	1.12
Power Stop, LLC (5) (9)	Automotive	11.00%	5/29/2022	10,000	9,840	9,913	0.89
Pexco LLC (2) (3) (5)	Chemicals, Plastics & Rubber	L + 8.00% (1.00% Floor)	5/8/2025	20,000	19,810	19,948	1.79
Prowler Acquisition Corp. (Pipeline Supply and Service, LLC) (2) (3) (5)	Wholesale	L + 8.50% (1.00% Floor)	7/28/2020	3,000	2,964	2,068	0.19
Ramundsen Public Sector, LLC (2) (3) (13)	Sovereign & Public Finance	L + 8.50% (1.00% Floor)	1/31/2025	1,800	1,784	1,804	0.16
Reladyne, Inc. (2) (3) (4) (13)	Wholesale	L + 9.75% (1.00% Floor)	11/21/2023	5,000	4,877	4,914	0.44
Rough Country, LLC (2) (3) (5) (13) (16)	Durable Consumer Goods	L + 8.50% (1.00% Floor)	11/25/2023	42,500	41,240	41,370	3.71
Vantage Specialty Chemicals, Inc. (2) (3) (4) (16)	Chemicals, Plastics & Rubber	L + 8.75% (1.00% Floor)	2/5/2022	500	504	504	0.05
Watchfire Enterprises, Inc. (2) (3) (5) (13)	Media: Advertising, Printing & Publishing	L + 8.00% (1.00% Floor)	10/2/2021	7,000	6,936	6,990	0.63
Zywave, Inc. (2) (3) (5)	High Tech Industries	L + 9.00% (1.00% Floor)	11/17/2023	4,950	4,883	4,983	0.45
Second Lien Debt Total					$249,945	$250,765	22.52%

Investments—non-controlled/non-affiliated (1)	Industry	Maturity Date	Par Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
Structured Finance Obligations (0.15%) (5) (8) (11)
1776 CLO I, Ltd., Subordinated Notes	Structured Finance	5/8/2020	$11,750	$6,448	$2,597	0.23%
Structured Finance Obligations Total				$6,448	$2,597	0.23%

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2017
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)	Industry	Shares/ Units	Cost	Fair Value (7)	Percentage of Net Assets
Equity Investments (0.62%) (5)
CIP Revolution Holdings, LLC	Media: Advertising, Printing & Publishing	30,000	$300	$412	0.04%
Dade Paper & Bag, LLC	Forest Products & Paper	1,500,000	1,500	1,500	0.13
Derm Growth Partners III, LLC (Dermatology Associates)	Healthcare & Pharmaceuticals	1,000,000	1,000	1,177	0.10
GS Holdco LLC (Global Software, LLC)	High Tech Industries	1,000,000	1,001	1,326	0.12
Legacy.com Inc.	High Tech Industries	1,500,000	1,500	1,706	0.15
Power Stop Intermediate Holdings, LLC	Automotive	7,150	715	1,174	0.11
Rough Country, LLC	Durable Consumer Goods	754,775	755	755	0.07
T2 Systems Parent Corporation	Transportation: Consumer	555,556	556	546	0.05
THG Acquisition, LLC (The Hilb Group, LLC)	Banking, Finance, Insurance & Real Estate	1,500,000	1,500	2,126	0.19
TwentyEighty Investors LLC	Business Services	69,786	—	—	—
Equity Investments Total			$8,827	$10,722	0.96%
Total investments—non-controlled/non-affiliated			$1,545,079	$1,534,162	137.74%

Investments—controlled/affiliated	Industry	Interest Rate (2)	Maturity Date	Par Amount/ LLC Interest	Cost	Fair Value (7)	Percentage of Net Assets
Investment Fund (10.78%) (8)
Middle Market Credit Fund, LLC, Mezzanine Loan (2) (5) (9) (14)	Investment Fund	L + 9.00%	6/24/2018	$113,100	$113,100	$113,100	10.15%
Middle Market Credit Fund, LLC, Subordinated Loan and Member’s Interest (5) (14)	Investment Fund	0.001	3/1/2021	69,501	69,501	72,211	6.48
Investment Fund Total					$182,601	$185,311	16.63%
Total investments—controlled/affiliated					$182,601	$185,311	16.63%
Total investments					$1,727,680	$1,719,473	154.37%

(1)
Unless otherwise indicated, issuers of debt and equity investments held by TCG BDC, Inc. (together with its consolidated subsidiaries, “we,” “us,” “our,” “TCG BDC” or the “Company”) are domiciled in the United States and issuers of structured finance obligations are domiciled in the Cayman Islands. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of June 30, 2017, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of June 30, 2017, the Company is not an “affiliated person” of any of these portfolio companies.

(2)
Variable rate loans to the portfolio companies bear interest at a rate that may be determined by reference to either LIBOR (“L”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has provided the interest rate in effect as of June 30, 2017. As of June 30, 2017, all of our LIBOR loans were indexed to the 90-day LIBOR rate at 1.30%, except for those loans as indicated in Note 16 below.

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

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2017
(dollar amounts in thousands)
(unaudited)

(8)
The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.

(9)	Represents a corporate mezzanine loan, which is subordinated to senior secured term loans of the portfolio company/investment fund.

(10)	Loan was on non-accrual status as of June 30, 2017.

(11)
As of June 30, 2017, the Company has a greater than 25% but less than 50% equity or subordinated notes ownership interest in certain structured finance obligations. These investments have governing documents that preclude the Company from controlling management of the entity and therefore the Company has determined that the issuer of the investment is not a controlled affiliate or a non-controlled affiliate because the investments are not “voting securities”.

(12)
In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company is entitled to receive additional interest as a result of an agreement among lenders as follows: Dimensional Dental Management, LLC (4.47%), EIP Merger Sub, LLC (Evolve IP) (3.97%), Legacy.com Inc. (3.79%), Product Quest Manufacturing, LLC (3.52%), Reliant Pro Rehab, LLC (nil), The Hilb Group, LLC (3.99%) and Surgical Information Systems, LLC (1.03%). Pursuant to the agreement among lenders in respect of this loan, this investment represents a first lien/last out loan, which has a secondary priority behind the first lien/first out loan with respect to principal, interest and other payments.

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

(15)	As of June 30, 2017, the Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
First and Second Lien Debt—unfunded delayed draw and revolving term loans commitments
Achilles Acquisition LLC	Delayed Draw	1.00%	$7,843	$(138)
Acrisure, LLC	Delayed Draw	1.50	21,749	(262)
Advanced Instruments, LLC	Revolver	0.50	1,167	(4)
Captive Resources Midco, LLC	Delayed Draw	1.25	3,571	—
Captive Resources Midco, LLC	Revolver	0.50	2,143	—
CIP Revolution Holdings, LLC	Revolver	0.50	1,331	(6)
Continuum Managed Services HoldCo, LLC	Delayed Draw	1.00	1,917	(34)
Continuum Managed Services HoldCo, LLC	Revolver	0.50	2,500	(44)
DermaRite Industries, LLC	Revolver	0.50	3,848	(42)
Derm Growth Partners III, LLC (Dermatology Associates)	Delayed Draw	1.00	7,772	(70)
Derm Growth Partners III, LLC (Dermatology Associates)	Revolver	0.50	61	(1)
Dimensional Dental Management, LLC	Delayed Draw	1.00	1,643	(17)
Dimora Brands, Inc. (fka TK USA Enterprises, Inc.)	Revolver	0.50	4,749	(12)
Direct Travel, Inc.	Delayed Draw	1.00	8,991	(62)
Green Plains II LLC	Revolver	0.50	1,291	17
National Technical Systems, Inc.	Revolver	0.50	2,500	(74)
OnCourse Learning Corporation	Revolver	0.50	954	(8)
PT Intermediate Holdings III, LLC (Parts Town)	Revolver	0.50	1,071	(4)
PMG Acquisition Corporation	Revolver	0.50	2,356	(23)
Superior Health Linens, LLC	Revolver	0.50	2,883	(28)
T2 Systems, Inc.	Revolver	0.50	2,933	—
The Hilb Group, LLC	Delayed Draw	1.00	10,645	(163)
TwentyEighty, Inc. (fka Miller Heiman, Inc.)	Revolver	0.50	607	(4)
Vetcor Professional Practices, LLC	Delayed Draw	1.00	4,375	20
VRC Companies, LLC	Delayed Draw	0.75	3,911	(57)
VRC Companies, LLC	Revolver	0.50	1,905	(28)
Winchester Electronics Corporation	Delayed Draw	1.00	2,917	25
Total unfunded commitments			$107,633	$(1,019)

(16)	As of June 30, 2017, this LIBOR loan was indexed to the 30-day LIBOR rate at 1.22%.

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2017
(dollar amounts in thousands)
(unaudited)

As of June 30, 2017, investments at fair value consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$1,279,859	$1,270,078	73.87%
Second Lien Debt	249,945	250,765	14.58
Structured Finance Obligations	6,448	2,597	0.15
Equity Investments	8,827	10,722	0.62
Investment Fund	182,601	185,311	10.78
Total	$1,727,680	$1,719,473	100.00%
The rate type of investments at fair value as of June 30, 2017 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value of First and Second Lien Debt
Floating Rate	$1,508,591	$1,501,507	98.73%
Fixed Rate	21,213	19,336	1.27
Total	$1,529,804	$1,520,843	100.00%

The industry composition of investments at fair value as of June 30, 2017 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$70,552	$70,252	4.09%
Automotive	20,399	20,913	1.22
Banking, Finance, Insurance & Real Estate	184,719	185,984	10.82
Beverage, Food & Tobacco	15,058	15,403	0.90
Business Services	131,552	130,359	7.58
Capital Equipment	35,312	35,905	2.09
Chemicals, Plastics & Rubber	32,797	32,865	1.91
Construction & Building	24,552	24,689	1.44
Consumer Services	103,243	104,128	6.06
Containers, Packaging & Glass	50,117	48,416	2.82
Durable Consumer Goods	57,965	58,190	3.38
Energy: Electricity	43,635	41,353	2.40
Energy: Oil & Gas	13,817	13,464	0.78
Environmental Industries	46,621	46,927	2.73
Forest Products & Paper	50,506	50,865	2.96
Healthcare & Pharmaceuticals	196,985	199,117	11.58
High Tech Industries	96,529	98,368	5.72
Hotel, Gaming & Leisure	45,589	44,092	2.56
Investment Fund	182,601	185,311	10.78
Media: Advertising, Printing & Publishing	44,844	45,454	2.64
Metals & Mining	7,909	7,931	0.46
Non-durable Consumer Goods	40,052	33,734	1.96
Software	12,340	12,500	0.73
Sovereign & Public Finance	1,784	1,804	0.10
Structured Finance	6,448	2,597	0.15
Telecommunications	86,475	85,026	4.94
Transportation: Cargo	35,658	35,919	2.09
Transportation: Consumer	26,759	27,413	1.59
Wholesale	62,862	60,494	3.52
Total	$1,727,680	$1,719,473	100.00%

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2017
(dollar amounts in thousands)
(unaudited)

The geographical composition of investments at fair value as of June 30, 2017 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Cayman Islands	$6,448	$2,597	0.15%
United Kingdom	13,817	13,464	0.78
United States	1,707,415	1,703,412	99.07
Total	$1,727,680	$1,719,473	100.00%
The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2016
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)	Industry	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
First Lien Debt (80.09%)
Access CIG, LLC (2) (3) (4) (13)	Business Services	L + 5.00% (1.00% Floor)	10/17/2021	$18,335	$18,222	$18,335	2.40%
Advanced Instruments, LLC (2) (3) (4) (5) (13) (15)	Healthcare & Pharmaceuticals	L + 5.25% (1.00% Floor)	10/31/2022	22,500	22,019	22,252	2.91
AF Borrower LLC (Accuvant) (2) (3) (4)	High Tech Industries	L + 5.25% (1.00% Floor)	1/28/2022	16,113	15,923	16,113	2.11
Alpha Packaging Holdings, Inc. (2) (3) (4) (13)	Containers, Packaging & Glass	L + 4.25% (1.00% Floor)	5/12/2020	11,322	11,313	11,322	1.48
Anaren, Inc. (2) (3) (4) (13)	Telecommunications	L + 4.50% (1.00% Floor)	2/18/2021	10,869	10,800	10,869	1.42
Audax AAMP Holdings, Inc. (2) (3) (4) (13)	Durable Consumer Goods	L + 6.00% (1.00% Floor)	6/24/2017	10,424	10,400	10,348	1.35
BAART Programs, Inc. (2) (4) (16)	Healthcare & Pharmaceuticals	L + 7.75% (0.00% Floor)	10/9/2021	7,406	7,355	7,534	0.99
Brooks Equipment Company, LLC (2) (3) (4) (13)	Construction & Building	L + 5.00% (1.00% Floor)	8/29/2020	6,694	6,657	6,683	0.87
Capstone Logistics Acquisition, Inc. (2) (3) (4) (13)	Transportation: Cargo	L + 4.50% (1.00% Floor)	10/7/2021	19,478	19,337	19,212	2.51
Captive Resources Midco, LLC (2) (3) (4) (13) (15)	Banking, Finance, Insurance & Real Estate	L + 5.75% (1.00% Floor)	6/30/2020	29,050	28,683	29,009	3.80
Central Security Group, Inc. (2) (3) (4) (13) (16)	Consumer Services	L + 5.63% (1.00% Floor)	10/6/2020	28,658	28,300	28,557	3.74
CIP Revolution Holdings, LLC (2) (3) (5) (15)	Media: Advertising, Printing & Publishing	L + 6.00% (1.00% Floor)	8/19/2021	16,500	16,325	16,585	2.17
Colony Hardware Corporation (2) (3) (4) (13)	Construction & Building	L + 6.00% (1.00% Floor)	10/23/2021	17,038	16,806	17,038	2.23
Datapipe, Inc. (2) (3) (13) (16)	Telecommunications	L + 4.75% (1.00% Floor)	3/15/2019	9,750	9,666	9,764	1.28
Dent Wizard International Corporation (2) (3) (4) (13) (16)	Automotive	L + 4.75% (1.00% Floor)	4/7/2020	7,216	7,190	7,216	0.94
Derm Growth Partners III, LLC(Dermatology Associates) (2) (3) (4) (5) (13) (15)	Healthcare & Pharmaceuticals	L + 6.50% (1.00% Floor)	5/31/2022	32,929	32,393	32,958	4.31
Dimensional Dental Management, LLC (2) (3) (5) (12) (15)	Healthcare & Pharmaceuticals	L + 7.00% (1.00% Floor)	2/12/2021	18,000	17,601	17,811	2.33
Dimora Brands, Inc. (fka TK USA Enterprises, Inc.) (2) (3) (5) (15)	Construction & Building	L + 4.50% (1.00% Floor)	4/4/2022	—	(60)	(30)	—
Direct Travel, Inc. (2) (3) (4) (5) (13) (15)	Hotel, Gaming & Leisure	L + 6.50% (1.00% Floor)	12/1/2021	12,842	12,420	12,712	1.66
EIP Merger Sub, LLC (Evolve IP) (2) (3) (5) (12)	Telecommunications	L + 6.25% (1.00% Floor)	6/7/2021	23,750	23,098	23,242	3.04
Emerging Markets Communications, LLC (2) (3) (4) (8) (13)	Telecommunications	L + 5.75% (1.00% Floor)	7/1/2021	17,730	16,299	17,730	2.32
EP Minerals, LLC (2) (3) (4) (13)	Metals & Mining	L + 4.50% (1.00% Floor)	8/20/2020	10,264	10,232	10,259	1.34
FCX Holdings Corp. (2) (3) (4) (13) (16)	Capital Equipment	L + 4.50% (1.00% Floor)	8/4/2020	9,856	9,852	9,856	1.29
Genex Holdings, Inc. (2) (3) (13) (16)	Banking, Finance, Insurance & Real Estate	L + 4.25% (1.00% Floor)	5/30/2021	4,200	4,187	4,196	0.55
Global Software, LLC (2) (3) (4) (13) (16)	High Tech Industries	L + 5.50% (1.00% Floor)	5/2/2022	16,163	15,880	16,163	2.12
Green Energy Partners/Stonewall LLC (2) (3) (5) (13)	Energy: Electricity	L + 5.50% (1.00% Floor)	11/13/2021	16,600	16,475	16,598	2.17
Green Plains II LLC (2) (3) (4) (5) (13) (15)	Beverage, Food & Tobacco	L + 7.00% (1.00% Floor)	10/3/2022	15,205	15,059	15,379	2.01

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2016
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)	Industry	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
First Lien Debt (80.09%) (continued)
Hummel Station LLC (2) (3) (5) (13) (16)	Energy: Electricity	L + 6.00% (1.00% Floor)	10/27/2022	$21,000	$20,308	$20,160	2.64%
Imagine! Print Solutions, LLC (2) (3) (4) (13)	Media: Advertising, Printing & Publishing	L + 6.00% (1.00% Floor)	3/30/2022	18,461	18,213	18,603	2.43
Imperial Bag & Paper Co. LLC (2) (3) (4) (13) (16)	Forest Products & Paper	L + 6.00% (1.00% Floor)	1/7/2022	24,074	23,752	23,924	3.13
Indra Holdings Corp. (Totes Isotoner) (2) (3) (5) (13)	Non-durable Consumer Goods	L + 4.25% (1.00% Floor)	5/1/2021	14,224	14,130	10,553	1.38
International Medical Group, Inc. (2) (3) (5) (12)	Banking, Finance, Insurance & Real Estate	L + 6.50% (1.00% Floor)	10/30/2020	30,000	29,505	30,237	3.96
Jackson Hewitt Inc. (2) (3) (4) (13)	Retail	L + 7.00% (1.00% Floor)	7/30/2020	8,758	8,625	8,320	1.09
Metrogistics LLC (2) (3) (4) (5) (13)	Transportation: Cargo	L + 6.50% (1.00% Floor)	9/30/2022	15,200	14,986	15,094	1.98
MSX International, Inc. (2) (3) (4) (13)	Automotive	L + 5.00% (1.00% Floor)	8/21/2020	8,940	8,882	8,940	1.17
National Technical Systems, Inc. (2) (3) (4) (13) (15)	Aerospace & Defense	L + 6.25% (1.00% Floor)	6/12/2021	25,123	24,854	23,927	3.13
NES Global Talent Finance US LLC (United Kingdom) (2) (3) (4) (8) (13)	Energy: Oil & Gas	L + 5.50% (1.00% Floor)	10/3/2019	11,250	11,132	10,911	1.43
OnCourse Learning Corporation (2) (3) (4) (5) (13) (15) (16)	Consumer Services	L + 6.50% (1.00% Floor)	9/12/2021	26,141	25,770	26,220	3.43
Paradigm Acquisition Corp. (2) (3) (4) (13)	Business Services	L + 5.00% (1.00% Floor)	6/2/2022	23,246	22,963	23,223	3.04
Pelican Products, Inc. (2) (3) (4) (13)	Containers, Packaging & Glass	L + 4.25% (1.00% Floor)	4/11/2020	7,643	7,654	7,593	0.99
Plano Molding Company, LLC (2) (3) (4) (5) (13)	Hotel, Gaming & Leisure	L + 7.00% (1.00% Floor)	5/12/2021	18,163	18,030	17,302	2.26
PPT Management Holdings, LLC (2) (3) (5)	Healthcare & Pharmaceuticals	L + 6.00% (1.00% Floor)	12/16/2022	22,500	22,288	22,426	2.93
Premier Senior Marketing, LLC (2) (3) (5) (16)	Banking, Finance, Insurance & Real Estate	L + 5.00% (1.00% Floor)	7/1/2022	3,741	3,690	3,741	0.49
Product Quest Manufacturing, LLC (2) (3) (4) (5) (12)	Containers, Packaging & Glass	L + 5.75% (1.00% Floor)	9/9/2020	28,000	27,565	25,838	3.38
Prowler Acquisition Corp. (Pipeline Supply and Service, LLC) (2) (3) (4)	Wholesale	L + 4.50% (1.00% Floor)	1/28/2020	10,798	10,739	8,101	1.06
PSC Industrial Holdings Corp (2) (3) (4) (13)	Environmental Industries	L + 4.75% (1.00% Floor)	12/5/2020	11,760	11,679	11,290	1.48
PSI Services LLC (2) (3) (4) (5) (12) (16)	Business Services	L + 6.75% (1.00% Floor)	2/27/2021	32,705	32,022	34,784	4.56
PT Intermediate Holdings III, LLC (Parts Town) (2) (3) (4) (5) (13) (15)	Wholesale	L + 6.50% (1.00% Floor)	6/23/2022	17,417	17,215	17,563	2.30
QW Holding Corporation (Quala) (2) (3) (4) (5) (13)	Environmental Industries	L + 6.75% (1.00% Floor)	8/31/2022	29,925	29,084	30,009	3.93
Reliant Pro Rehab, LLC (2) (3) (5) (12)	Healthcare & Pharmaceuticals	L + 10.00% (1.00% Floor)	12/29/2017	22,331	22,024	22,331	2.92
SolAero Technologies Corp. (2) (3) (4) (5)	Telecommunications	L + 5.25% (1.00% Floor)	12/10/2020	19,677	19,541	18,901	2.47
Superior Health Linens, LLC (2) (3) (4) (5) (13) (15)	Business Services	L + 6.50% (1.00% Floor)	9/30/2021	19,206	18,891	19,068	2.50
T2 Systems, Inc. (2) (3) (4) (5) (13) (15) (16)	Transportation: Consumer	L + 6.75% (1.00% Floor)	9/28/2022	22,950	22,333	23,208	3.04
T2 Systems Canada, Inc. (2) (3) (5) (16)	Transportation: Consumer	L + 6.75% (1.00% Floor)	9/28/2022	4,050	3,952	4,090	0.54

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2016
(dollar amounts in thousands)
(unaudited)

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

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2016
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)	Industry	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
Second Lien Debt (12.08%) (continued)
Institutional Shareholder Services Inc. (2) (3) (5) (13)	Banking, Finance, Insurance & Real Estate	L + 8.50% (1.00% Floor)	4/29/2022	$12,500	$12,408	$12,359	1.62%
Jazz Acquisition, Inc. (Wencor) (2) (3) (5) (13)	Aerospace & Defense	L + 6.75% (1.00% Floor)	6/19/2022	6,700	6,677	5,572	0.73
MRI Software, LLC (2) (3) (5)	Software	L + 8.00% (1.00% Floor)	6/23/2022	11,250	11,110	11,265	1.47
Power Stop, LLC (5) (9)	Automotive	11.00%	5/29/2022	10,000	9,831	9,863	1.29
Prowler Acquisition Corp. (Pipeline Supply and Service, LLC) (2) (3) (5)	Wholesale	L + 8.50% (1.00% Floor)	7/28/2020	3,000	2,960	1,682	0.22
Vitera Healthcare Solutions, LLC (2) (3) (4)	Healthcare & Pharmaceuticals	L + 8.25% (1.00% Floor)	11/4/2021	2,000	1,979	1,945	0.26
Watchfire Enterprises, Inc. (2) (3) (5) (13)	Media: Advertising, Printing & Publishing	L + 8.00% (1.00% Floor)	10/2/2021	7,000	6,932	6,976	0.91
Zywave, Inc. (2) (3) (5)	High Tech Industries	L + 9.00% (1.00% Floor)	11/17/2023	4,950	4,879	4,915	0.64
Second Lien Debt Total					$172,960	$171,864	22.49%

Investments—non-controlled/non-affiliated (1)	Industry	Maturity Date	Par Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
Structured Finance Obligations (0.37%) (5) (8) (11)
1776 CLO I, Ltd., Subordinated Notes	Structured Finance	5/8/2020	$11,750	$6,739	$2,761	0.36%
Clydesdale CLO 2005, Ltd., Subordinated Notes	Structured Finance	12/6/2017	5,750	—	10	—
MSIM Peconic Bay, Ltd., Subordinated Notes	Structured Finance	7/20/2019	4,500	63	5	—
Nautique Funding Ltd., Income Notes	Structured Finance	4/15/2020	5,000	2,437	2,440	0.32
Structured Finance Obligations Total				$9,239	$5,216	0.68%

Investments—non-controlled/non-affiliated (1)	Industry	Shares/ Units	Cost	Fair Value (7)	Percentage of Net Assets
Equity Investments (0.46%) (5)
CIP Revolution Investments, LLC	Media: Advertising, Printing & Publishing	30,000	$300	$352	0.05%
Derm Growth Partners III, LLC (Dermatology Associates)	Healthcare & Pharmaceuticals	1,000,000	1,000	976	0.13
GS Holdco LLC (Global Software, LLC)	High Tech Industries	1,000,000	1,001	1,126	0.15
Power Stop Intermediate Holdings, LLC	Automotive	7,150	715	1,208	0.16
T2 Systems Parent Corporation	Transportation: Consumer	555,556	556	584	0.07
THG Acquisition, LLC (The Hilb Group, LLC)	Banking, Finance, Insurance & Real Estate	1,500,000	1,499	2,228	0.29
Equity Investments Total			$5,071	$6,474	0.85%
Total investments—non-controlled/non-affiliated			$1,332,596	$1,323,102	173.15%

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2016
(dollar amounts in thousands)
(unaudited)

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

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2016
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
First Lien Debt—unfunded delayed draw and revolving term loans commitments
Advanced Instruments, LLC	Revolver	0.50%	$2,500	$(25)
Captive Resources Midco, LLC	Revolver	0.50	1,875	(2)
Captive Resources Midco, LLC	Delayed Draw	1.25	3,125	(4)
CIP Revolution Holdings, LLC	Revolver	0.50	1,331	6
CIP Revolution Holdings, LLC	Delayed Draw	0.75	1,331	6
Derm Growth Partners III, LLC (Dermatology Associates)	Revolver	0.50	1,672	1
Derm Growth Partners III, LLC (Dermatology Associates)	Delayed Draw	1.00	5,247	4
Dimensional Dental Management, LLC	Delayed Draw	1.00	2,507	(23)
Dimora Brands, Inc. (fka TK USA Enterprises, Inc.)	Revolver	0.50	4,750	(30)
Direct Travel, Inc.	Delayed Draw	1.00	9,658	(56)
Green Plains II LLC	Revolver	0.50	1,352	14
National Technical Systems, Inc.	Revolver	0.50	2,031	(102)
National Technical Systems, Inc.	Delayed Draw	1.00	4,469	(165)
OnCourse Learning Corporation	Revolver	0.50	859	2
PT Intermediate Holdings III, LLC (Parts Town)	Revolver	0.50	2,025	15
Superior Health Linens, LLC	Revolver	0.50	2,735	(17)
T2 Systems, Inc.	Revolver	0.50	2,933	29
The Hilb Group, LLC	Delayed Draw	1.00	3,810	16
Vetcor Professional Practices, LLC	Delayed Draw	1.00	3,057	18
Winchester Electronics Corporation	Delayed Draw	1.00	2,500	8
Total unfunded commitments			$59,767	$(305)

(16)	As of December 31, 2016, this LIBOR loan was indexed to the 30-day LIBOR rate at 0.77%.
As of December 31, 2016, investments at fair value consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$1,145,326	$1,139,548	80.09%
Second Lien Debt	172,960	171,864	12.08
Structured Finance Obligations	9,239	5,216	0.37
Equity Investments	5,071	6,474	0.46
Investment Fund	97,385	99,657	7.00
Total	$1,429,981	$1,422,759	100.00%
The rate type of investments at fair value as of June 30, 2017 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value of First and Second Lien Debt
Floating Rate	$1,308,455	$1,301,549	99.25%
Fixed Rate	9,831	9,863	0.75
Total	$1,318,286	$1,311,412	100.00%

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
As of June 30, 2017
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
On May 2, 2013, the Company completed its initial closing of capital commitments (the “Initial Closing”) and subsequently commenced substantial investment operations. Effective March 15, 2017, the Company changed its name from “Carlyle GMS Finance, Inc.” to “TCG BDC, Inc.” On June 19, 2017, the Company closed its initial public offering (“IPO”), issuing 9,000,000 shares of its common stock at a public offering price of $18.50 per share. Net of its share of underwriting costs, the Company received cash proceeds of $161,505. Shares of common stock of TCG BDC began trading on the NASDAQ Global Select Market under the symbol “CGBD” on June 14, 2017.
The Company is an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012. Pursuant to this Act, the Company will remain an emerging growth company for up to five years following the IPO, although if the market value of the common stock that is held by non-affiliates exceeds $700,000 as of any June 30 before that time, the Company would cease to be an emerging growth company as of the following December 31. As of June 30, 2017, the market value of the common stock held by non-affiliates exceeded $700,000. Accordingly, the Company will cease to be an emerging growth company as of December 31, 2017.
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
On June 9, 2017, pursuant to the Agreement and Plan of Merger, dated May 3, 2017 (the “Agreement”), by and between the Company and NF Investment Corp. (“NFIC”), NFIC merged with and into the Company (the “NFIC Acquisition”), with the

Company as the surviving entity. The NFIC Acquisition was accounted for as an asset acquisition. NFIC SPV LLC (the “NFIC SPV” and, together with the SPV, the “SPVs”) is a Delaware limited liability company that was formed on June 18, 2013. Upon the consummation of the NFIC Acquisition, the NFIC SPV became a wholly owned subsidiary of the Company and is consolidated in these consolidated financial statements commencing from the closing date of the NFIC Acquisition, June 9, 2017. Refer to Note 13, NFIC Acquisition, for details.
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
2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“US GAAP”). The Company is an investment company for the purposes of accounting and financial reporting in accordance with Accounting Standards Update (“ASU”) 2013-08, Financial Services—Investment Companies (“ASU 2013-08”): Amendments to the Scope, Measurement and Disclosure Requirements. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, the SPVs and the 2015-1 Issuer. All significant intercompany balances and transactions have been eliminated. US GAAP for an investment company requires investments to be recorded at fair value. The carrying value for all other assets and liabilities approximates their fair value.
The interim financial statements have been prepared in accordance with US GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with US GAAP are omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of consolidated financial statements for the interim period presented have been included. These adjustments are of a normal, recurring nature. This Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2016. The results of operations for the three month and six month periods ended June 30, 2017 are not necessarily indicative of the operating results to be expected for the full year.
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
The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. As of June 30, 2017, the fair value of the loan in the portfolio with PIK provisions was $13,169, which represents approximately 0.77% of total investments at fair value. For the three month and six month periods ended June 30, 2017 and 2016, there was no PIK interest accrued. As of December 31, 2016, no loans in the portfolio contained PIK provisions.
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
Other Income
Other income may include income such as consent, waiver, amendment, syndication and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive fees for guaranteeing the outstanding debt of a portfolio company. Such fees are amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in other assets in the accompanying Consolidated Statements of Assets and Liabilities. For the three month and six month periods ended June 30, 2017, the Company earned $4,046 and $6,582, respectively, in other income, primarily from syndication and prepayment fees. For the three month and six month periods ended June 30, 2016, the Company earned $1,670 and $2,669, respectively, in other income, primarily from syndication and prepayment fees.
Non-Accrual Income
Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid current and, in management’s judgment, are likely to remain current. Management may not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2017, the fair value of the loan in the portfolio on non-accrual status was $13,165, which represents approximately 0.77% of total investments at fair value. The remaining first and second lien debt investments were performing and current on their interest payments as of June 30, 2017. All first and second lien debt investments were performing and current on their interest payments as of June 30, 2016.
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
Organization and Offering Costs
The Company agreed to reimburse the Investment Adviser for initial organization and offering costs incurred on behalf of the Company up to $1,500. As of June 30, 2017 and December 31, 2016, $1,500 of initial organization and offering costs had been incurred by the Company and $57 of excess initial organization and offering costs had been incurred by the Investment Adviser since inception. The Company’s initial organization costs incurred were expensed and the initial offering costs were charged against equity when incurred.
Offering costs consist primarily of fees and expenses incurred in connection with the offering of shares, including legal, underwriting, printing and other costs, as well as costs associated with the preparation and filing of applicable registration statements. Upon consummation of the IPO, the Company is no longer a closed–end fund with a continuous offering period and, thus, offering costs are charged against equity when incurred. During the three month and six month periods ended June 30, 2017, $2,972 of the offering costs were incurred, 50% of which were paid by the Investment Adviser.
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
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely than not” to be sustained by the applicable tax authority. All penalties and interest associated with income taxes, if any, are included in income tax expense. The SPVs and the 2015-1 Issuer are disregarded entities for tax purposes and are consolidated with the tax return of the Company.
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

Prior to July 5, 2017, the Company had an “opt in” dividend reinvestment plan. Effective on July 5, 2017, the Company converted the current “opt in” dividend reinvestment plan to an “opt out” dividend reinvestment plan that provides for reinvestment of dividends and other distributions on behalf of the stockholders, other than those stockholders who have “opted out” of the plan. As a result of adopting the plan, if our Board of Directors authorizes, and the Company declares, a cash dividend or distribution, the stockholders who have not elected to “opt out” of the dividend reinvestment plan will have their cash dividends or distributions automatically reinvested in additional shares of the Company's common stock, rather than receiving cash. Each registered stockholder may elect to have such stockholder’s dividends and distributions distributed in cash rather than participate in the plan. For any registered stockholder that does not so elect, distributions on such stockholder’s shares will be reinvested by State Street Bank and Trust Company, our plan administrator, in additional shares. The number of shares to be issued to the stockholder will be determined based on the total dollar amount of the cash distribution payable, net of applicable withholding taxes. The Company intends to use primarily newly issued shares to implement the plan so long as the market value per share is equal to or greater than the net asset value per share on the relevant valuation date. If the market value per share is less than the net asset value per share on the relevant valuation date, the plan administrator would implement the plan through the purchase of common stock on behalf of participants in the open market, unless the Company instructs the plan administrator otherwise.
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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of June 30, 2017 and December 31, 2016.
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
Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the three month and six month periods ended June 30, 2017 and 2016, there were no transfers between levels.
The following tables summarize the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of June 30, 2017 and December 31, 2016:

	June 30, 2017
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$1,270,078	$1,270,078
Second Lien Debt	—	—	250,765	250,765
Structured Finance Obligations	—	—	2,597	2,597
Equity Investments	—	—	10,722	10,722
Investment Fund
Mezzanine Loan	—	—	113,100	113,100
Subtotal	$—	$—	$1,647,262	$1,647,262
Investments measured at net asset value (1)				72,211
Total				$1,719,473

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$1,139,548	$1,139,548
Second Lien Debt	—	—	171,864	171,864
Structured Finance Obligations	—	—	5,216	5,216
Equity Investments	—	—	6,474	6,474
Investment Fund
Mezzanine Loan	—	—	62,384	62,384
Subtotal	$—	$—	$1,385,486	$1,385,486
Investments measured at net asset value (1)				37,273
Total				$1,422,759

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

The changes in the Company’s investments at fair value for which the Company has used Level 3 inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level 3 investments still held are as follows:

	Financial Assets For the three month period ended June 30, 2017
	First Lien Debt	Second Lien Debt	Structured Finance Obligations	Equity Investments	Investment Fund - Mezzanine Loan	Total
Balance, beginning of period	$1,085,554	$161,643	$2,776	$8,451	$86,044	$1,344,468
Purchases	439,832	95,278	—	2,256	38,500	575,866
Sales	(103,969)	—	—	—	—	(103,969)
Paydowns	(146,949)	(7,393)	(231)	—	(11,444)	(166,017)
Accretion of discount	2,848	147	—	—	—	2,995
Net realized gains (losses)	(299)	—	97	—	—	(202)
Net change in unrealized appreciation (depreciation)	(6,939)	1,090	(45)	15	—	(5,879)
Balance, end of period	$1,270,078	$250,765	$2,597	$10,722	$113,100	$1,647,262
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held as of June 30, 2017 included in net change in unrealized appreciation (depreciation) on investments non-controlled/non-affiliated on the Consolidated Statements of Operations	$(5,197)	$1,089	$127	$15	$—	$(3,966)

	Financial Assets For the three month period ended June 30, 2016
	First Lien Debt	Second Lien Debt	Structured Finance Obligations	Equity Investments	Investment Fund - Mezzanine Loan	Total
Balance, beginning of period	$873,670	$227,890	$30,355	$2,795	$—	$1,134,710
Purchases	124,852	—	—	2,001	1,000	127,853
Sales	(39,106)	—	(20,652)	—	—	(59,758)
Paydowns	(21,450)	(12,493)	(5,257)	—	—	(39,200)
Accretion of discount	910	189	—	—	—	1,099
Net realized gains (losses)	167	—	(6,189)	—	—	(6,022)
Net change in unrealized appreciation (depreciation)	5,451	3,797	9,783	(93)	—	18,938
Balance, end of period	$944,494	$219,383	$8,040	$4,703	$1,000	$1,177,620
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held as of June 30, 2016 included in net change in unrealized appreciation (depreciation) on investments non-controlled/non-affiliated on the Consolidated Statements of Operations	$5,397	$3,797	$987	$(93)	$—	$10,088

	Financial Assets For the six month period ended June 30, 2017
	First Lien Debt	Second Lien Debt	Structured Finance Obligations	Equity Investments	Investment Fund - Mezzanine Loan	Total
Balance, beginning of period	$1,139,548	$171,864	$5,216	$6,474	$62,384	$1,385,486
Purchases	532,625	97,060	—	3,756	84,160	717,601
Sales	(128,692)	(2,978)	—	—	—	(131,670)
Paydowns	(267,821)	(17,393)	(2,749)	—	(33,444)	(321,407)
Accretion of discount	6,273	298	—	—	—	6,571
Net realized gains (losses)	(7,851)	(3)	(42)	—	—	(7,896)
Net change in unrealized appreciation (depreciation)	(4,004)	1,917	172	492	—	(1,423)
Balance, end of period	$1,270,078	$250,765	$2,597	$10,722	$113,100	$1,647,262
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held as of June 30, 2017 included in net change in unrealized appreciation (depreciation) on investments non-controlled/non-affiliated on the Consolidated Statements of Operations	$(8,669)	$2,037	$127	$492	$—	$(6,013)

	Financial Assets For the six month period ended June 30, 2016
	First Lien Debt	Second Lien Debt	Structured Finance Obligations	Equity Investments	Investment Fund - Mezzanine Loan	Total
Balance, beginning of period	$785,459	$210,396	$44,812	$2,424	$—	$1,043,091
Purchases	223,654	33,488	—	2,001	1,000	260,143
Sales	(41,299)	(10,835)	(30,457)	—	—	(82,591)
Paydowns	(24,776)	(12,493)	(5,257)	—	—	(42,526)
Accretion of discount	1,442	286	(31)	—	—	1,697
Net realized gains (losses)	171	—	(9,770)	—	—	(9,599)
Net change in unrealized appreciation (depreciation)	(157)	(1,459)	8,743	278	—	7,405
Balance, end of period	$944,494	$219,383	$8,040	$4,703	$1,000	$1,177,620
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held as of June 30, 2016 included in net change in unrealized appreciation (depreciation) on investments non-controlled/non-affiliated on the Consolidated Statements of Operations	$(189)	$(1,533)	$(458)	$278	$—	$(1,902)
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
The following tables summarize the quantitative information related to the significant unobservable inputs for Level 3 instruments which are carried at fair value as of June 30, 2017 and December 31, 2016:

	Fair Value as of June 30, 2017	Valuation Techniques	Significant Unobservable Inputs	Range
				Low	High	Weighted Average
Investments in First Lien Debt	$1,201,475	Discounted Cash Flow	Discount Rate	4.59%	13.45%	8.27%
	68,603	Consensus Pricing	Indicative Quotes	60.33	100.94	90.49
Total First Lien Debt	1,270,078
Investments in Second Lien Debt	216,765	Discounted Cash Flow	Discount Rate	7.77%	11.34%	9.89%
	31,932	Consensus Pricing	Indicative Quotes	94.75	100.13	98.29
	2,068	Income Approach	Discount Rate	10.05%	10.05%	10.05%
		Market Approach	Comparable Multiple	8.92x	9.65x	9.29x
Total Second Lien Debt	250,765
Investments in Structured Finance Obligations	2,597	Consensus Pricing	Indicative Quotes	22.10	22.10	22.10
Total Structured Finance Obligations	2,597
Investments in Equity	10,722	Income Approach	Discount Rate	7.20%	18.68%	9.11%
		Market Approach	Comparable Multiple	4.37x	13.32x	10.66x
Total Equity Investments	10,722
Investments in Investment Fund—Mezzanine Loan	113,100	Income Approach	Repayment Rate	100.00%	100.00%	100.00%
Total Investment Fund—Mezzanine Loan	113,100
Total Level 3 Investments	$1,647,262

	Fair Value as of December 31, 2016	Valuation Techniques	Significant Unobservable Inputs	Range
				Low	High	Weighted Average
Investments in First Lien Debt	$986,695	Discounted Cash Flow	Discount Rate	4.50%	16.33%	7.94%
	152,853	Consensus Pricing	Indicative Quotes	40.75	106.36	97.29
Total First Lien Debt	1,139,548
Investments in Second Lien Debt	153,657	Discounted Cash Flow	Discount Rate	7.93%	11.05%	9.75%
	16,525	Consensus Pricing	Indicative Quotes	83.17	100.88	94.48
	1,682	Income Approach	Discount Rate	15.32%	15.32%	15.32%
		Market Approach	Comparable Multiple	8.01x	8.68x	8.34x
Total Second Lien Debt	171,864
Investments in Structured Finance Obligations	2,761	Discounted Cash Flow	Discount Rate	22.00%	22.00%	22.00%
			Default Rate	1.13	1.13	1.13
			Prepayment Rate	35.00	35.00	35.00
			Recovery Rate	65.00	65.00	65.00
	2,455	Consensus Pricing	Indicative Quotes	0.10	48.79	48.50
Total Structured Finance Obligations	5,216
Investments in Equity	6,474	Income Approach	Discount Rate	8.68%	10.40%	9.41%
		Market Approach	Comparable Multiple	7.22x	13.71x	11.00x
Total Equity Investments	6,474
Investments in Investment Fund—Mezzanine Loan	62,384	Income Approach	Repayment Rate	100.00%	100.00%	100.00%
Total Investment Fund—Mezzanine Loan	62,384
Total Level 3 Investments	$1,385,486
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
Financial instruments disclosed but not carried at fair value
The following table presents the carrying value and fair value of the Company’s secured borrowings disclosed but not carried at fair value as of June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured borrowings	$331,597	$331,597	$421,885	$421,885
Total	$331,597	$331,597	$421,885	$421,885
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
The following table represents the carrying values (before debt issuance costs) and fair values of the Company’s 2015-1 Notes disclosed but not carried at fair value as of June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Aaa/AAA Class A-1A Notes	$160,000	$160,029	$160,000	$160,072
Aaa/AAA Class A-1B Notes	40,000	40,002	40,000	39,960
Aaa/AAA Class A-1C Notes	27,000	27,009	27,000	26,951
Aa2 Class A-2 Notes	46,000	46,005	46,000	45,784
Total	$273,000	$273,045	$273,000	$272,767
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
Prior to the IPO, the base management fee was calculated and payable quarterly in arrears at an annual rate of 1.50% of the average daily gross assets of the Company for the period adjusted for share issuances or repurchases, excluding any cash and cash equivalents and including assets acquired through the incurrence of debt from use of the SPV Credit Facility, Credit Facility and 2015-1 Notes (see Note 6, Borrowings, and Note 7, 2015-1 Notes). For purposes of this calculation, cash and cash equivalents include any temporary investments in cash-equivalents, U.S. government securities and other high quality investment grade debt investments that mature in 12 months or less from the date of investment. Prior to the IPO, the Investment Adviser waived its right to receive one-third (0.50%) of the 1.50% base management fee. Any waived base management fees are not subject to recoupment by the Investment Adviser.
Post-IPO, the base management fee is calculated based on the average value of the gross assets at the end of the two most recently completed fiscal quarters, except for the first quarter following the IPO, in which case the base management fee is calculated based on our gross assets as of the end of such fiscal quarter. In each case, the base management fee will be appropriately adjusted for any share issuances or repurchases during such fiscal quarter and the base management fees for any partial month or quarter will be pro-rated.
The fee waiver was scheduled to terminate when the IPO had been consummated. As previously disclosed, in connection with the IPO, the Investment Adviser has agreed to continue the fee waiver until the completion of the first full quarter after the consummation of the IPO. As a result, beginning October 1, 2017, the base management fee will return to an annual rate of 1.50% of the gross assets.
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
Prior to the IPO, pre-incentive fee net investment income, expressed as a rate of return on the average daily Hurdle Calculation Value (as defined below) throughout the immediately preceding calendar quarter, was compared to a “hurdle rate” of 1.50% per quarter (6% annualized) or a “catch-up” of 1.875% per quarter (7.50% annualized), as applicable. “Hurdle Calculation Value” means, on any given day, the sum of (x) the value of net assets as of the end of the calendar quarter immediately preceding such day plus (y) the aggregate amount of capital drawn from investors (or reinvested in the Company pursuant to a dividend reinvestment plan) from the beginning of the current quarter to such day minus (z) the aggregate amount of distributions (including share repurchases) made by the Company from the beginning of the current quarter to such day, but only to the extent such distributions were not declared and accounted for on the books and records in a previous quarter.
Post-IPO, pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, will be compared to a “hurdle rate” of 1.50% per quarter (6% annualized) or a “catch-up rate” of 1.875% per quarter (7.50% annualized), as applicable.
Pursuant to the current Investment Advisory Agreement, the Company pays its Investment Adviser an incentive fee with respect to its pre-incentive fee net investment income in each calendar quarter as follows:

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
The Company will defer payment of any incentive fee otherwise earned by the Investment Adviser if, during the most recent four full calendar quarter periods ending on or prior to the date such payment is to be made, the sum of (a) the aggregate distributions to stockholders and (b) the change in net assets (defined as gross assets less indebtedness and before taking into account any incentive fees payable during the period) is less than 6.0% of net assets (defined as gross assets less indebtedness) at the beginning of such period. These calculations are adjusted for any share issuances or repurchases. Any deferred incentive fees are carried over for payment in subsequent calculation periods.
As previously disclosed, in connection with the IPO, the Investment Adviser has agreed to charge 17.5% instead of 20% with respect to, or effectively waive 2.5% from, the entire calculation of the incentive fee beginning on the first full quarter following the consummation of the IPO until the earlier of (i) October 1, 2017 and (ii) the date that the Company’s stockholders vote on the approval of a proposed amendment to the Investment Advisory Agreement described below (the “Proposed Amendment”). The Proposed Amendment would amend the Investment Advisory Agreement to make certain changes, including (i) a reduction of the incentive fee payable by the Company to the Investment Adviser from an annual rate of 20% to an annual rate of 17.5%, (ii) the deletion of the incentive fee payment deferral test described in the immediately preceding paragraph, and (iii) the inclusion in our pre-incentive fee net investment income, in the case of investments with a deferred interest feature, accrued income that the Company has not yet received in cash. If our stockholders do not approve the Proposed Amendment, the deferral provision will remain in the Investment Advisory Agreement and the incentive fee will again be calculated based on 20% (and not 17.5%) beginning as of the end of the period described above. A special meeting of the Company’s stockholders to approve the Proposed Amendment is scheduled for September 15, 2017.
For the three month and six month periods ended June 30, 2017, base management fees were $3,771 and $7,188, respectively (net of waiver of $1,886 and $3,594, respectively), incentive fees related to pre-incentive fee net investment income were $5,361 and $10,138, respectively, and there were no incentive fees related to realized capital gains. For the three month and six month periods ended June 30, 2016, base management fees were $2,897 and $5,657, respectively (net of waiver of $1,448 and $2,828, respectively), incentive fees related to pre-incentive fee net investment income were $3,366 and $6,356, respectively, and there were no incentive fees related to realized capital gains. For the three month and six month periods ended June 30, 2017 and 2016, there were no accrued capital gains incentive fees based upon the cumulative net realized and unrealized appreciation (depreciation) as of June 30, 2017 and 2016, respectively. The accrual for any capital gains incentive fee under US GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual.
As of June 30, 2017 and December 31, 2016, $9,132 and $8,157, respectively, was included in base management and incentive fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
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
For the three month and six month periods ended June 30, 2017, the Company incurred $165 and $338, respectively, and for the three month and six month periods ended June 30, 2016, the Company incurred $198 and $346, respectively, in fees under the Administrative Agreement, which were included in administrative service fees in the accompanying Consolidated Statements of Operations. As of June 30, 2017 and December 31, 2016, $120 and $137, respectively, was unpaid and included in administrative service fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
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
For the three month and six month periods ended June 30, 2017, fees incurred in connection with the State Street Sub-Administration Agreement, which amounted to $162 and $322, respectively, were included in other general and administrative in the accompanying Consolidated Statements of Operations. For the three month and six month periods ended June 30, 2016, fees incurred in connection with the State Street Sub-Administration Agreement, which amounted to $148 and $288, respectively, were included in other general and administrative in the accompanying Consolidated Statements of Operations. As of June 30, 2017 and December 31, 2016, $133 and $159, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.
Placement Fees
On April 3, 2013, the Company entered into a placement fee arrangement with TCG Securities, L.L.C. (“TCG”), a licensed broker-dealer and an affiliate of the Investment Adviser, which may require stockholders to pay a placement fee to TCG for TCG’s services. At the time of the IPO, the placement fee arrangement with TCG was automatically terminated.
For the three month and six month periods ended June 30, 2017, TCG earned placement fees of $19 and $19, respectively, from the Company’s stockholders in connection with the issuance or sale of the Company’s common stock. For the three month and six month periods ended June 30, 2016, TCG earned placement fees of $3 and $6, respectively, from the Company’s stockholders in connection with the issuance or sale of the Company’s common stock.
Board of Directors
The Company’s Board of Directors currently consists of five members, three of whom are Independent Directors. On April 3, 2013, the Board of Directors established an Audit Committee consisting of its Independent Directors. The Board of Directors also established a Pricing Committee of the Board of Directors (the “Pricing Committee”), a nominating and governance committee of the Board of Directors (the “Nominating Committee”), and may establish additional committees in the future. For the three month and six month periods ended June 30, 2017, the Company incurred $131 and $234, respectively, and for the three month and six month periods ended June 30, 2016, the Company incurred $144 and $264, respectively, in fees and expenses associated with its Independent Directors and the Audit Committee. As of June 30, 2017 and December 31, 2016, $3 and $0 was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.

Transactions
During the six month periods ended June 30, 2017 and 2016, the Company sold 16 and 1 investments, respectively, to Credit Fund for proceeds of $113,321 and $20,038, respectively, and realized gains of $190 and $0, respectively. See Note 5, Middle Market Credit Fund, LLC, for further information about Credit Fund.
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
Since inception of Credit Fund and through June 30, 2017 and December 31, 2016, the Company and Credit Partners each made capital contributions of $1 in members’ equity and $69,500 and $35,000, respectively, in subordinated loans to Credit Fund. As of June 30, 2017 and December 31, 2016, Credit Fund had net borrowings of $113,100 and $62,384, respectively, in mezzanine loans under a revolving credit facility with the Company (the “Credit Fund Facility”). As of June 30, 2017 and December 31, 2016, Credit Fund had subordinated loans and members’ capital of $144,422 and $74,547, respectively. As of June 30, 2017 and December 31, 2016, the Company’s ownership interest in such subordinated loans and members’ capital was $72,211 and $37,273, respectively, and in such mezzanine loans was $113,100 and $62,384, respectively.
As of June 30, 2017 and December 31, 2016, Credit Fund held cash and cash equivalents totaling $11,402 and $6,103, respectively.
As of June 30, 2017 and December 31, 2016, Credit Fund had total investments at fair value of $800,287 and $437,829, respectively, which was comprised of first lien senior secured loans and second lien senior secured loans to 44 and 28 portfolio companies, respectively. As of June 30, 2017 and December 31, 2016, no loans in Credit Fund’s portfolio were on non-accrual status or contained PIK provisions. All investments in the portfolio were floating rate debt investments with an interest rate floor. The portfolio companies in Credit Fund are U.S. middle market companies in industries similar to those in which the Company may invest directly. Additionally, as of June 30, 2017 and December 31, 2016, Credit Fund had commitments to fund various undrawn revolvers and delayed draw investments to its portfolio companies totaling $47,646 and $30,361, respectively.

Below is a summary of Credit Fund’s portfolio, followed by a listing of the loans in Credit Fund’s portfolio as of June 30, 2017 and December 31, 2016:

	As of June 30, 2017	As of December 31, 2016
Senior secured loans (1)	$802,725	$439,086
Weighted average yields of senior secured loans based on amortized cost (2)	6.58%	6.47%
Weighted average yields of senior secured loans based on fair value (2)	6.53%	6.41%
Number of portfolio companies in Credit Fund	44	28
Average amount per portfolio company (1)	$18,244	$15,682

(1)	At par/principal amount.

(2)
Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of June 30, 2017 and December 31, 2016. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.

Consolidated Schedule of Investments as of June 30, 2017
Investments (1)	Industry	Interest Rate	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
First Lien Debt (99.59% of fair value)
Acrisure, LLC (2) (3) (4)	Banking, Finance, Insurance & Real Estate	L + 5.00% (1.00% Floor)	11/22/2023	$19,950	$19,900	$20,116
Advanced Instruments, LLC (2) (3) (4) (7) (10)	Healthcare & Pharmaceuticals	L + 5.25% (1.00% Floor)	10/31/2022	11,940	11,812	11,898
Alpha Packaging Holdings, Inc. (2) (3) (4) (7) (10)	Containers, Packaging & Glass	L + 4.25% (1.00% Floor)	5/12/2020	20,315	20,246	20,315
AM Conservation Holding Corporation (2) (3) (4)	Energy: Electricity	L + 4.75% (1.00% Floor)	10/31/2022	29,850	29,593	29,850
AMS Finco S.A.R.L. (Alexander Mann Solutions) (United Kingdom) (2) (3) (4) (11)	Business Services	L + 5.50% (1.00% Floor)	5/26/2024	25,000	24,751	24,905
Anaren, Inc. (2) (3) (4)	Telecommunications	L + 4.50% (1.00% Floor)	2/18/2021	10,091	10,065	10,104
AQA Acquisition Holding, Inc. (2) (3) (4) (7) (10)	High Tech Industries	L + 4.50% (1.00% Floor)	5/24/2023	27,541	27,392	27,466
Borchers, Inc. (2) (3) (4) (7) (10)	Chemicals, Plastics & Rubber	L + 4.75% (1.00% Floor)	1/13/2024	8,044	7,978	8,092
Brooks Equipment Company, LLC (2) (3) (4)	Construction & Building	L + 5.00% (1.00% Floor)	8/29/2020	7,479	7,460	7,462
Datapipe, Inc. (2) (3) (4)	Telecommunications	L + 4.75% (1.00% Floor)	3/15/2019	9,700	9,634	9,735
DBI Holding LLC (2) (3) (4) (11)	Business Services	L + 5.25% (1.00% Floor)	8/1/2021	19,900	19,735	19,914
Dent Wizard International Corporation (2) (3) (4) (11)	Automotive	L + 4.75% (1.00% Floor)	4/7/2020	24,626	24,489	24,592
Dimora Brands, Inc. (fka TK USA Enterprises, Inc.) (2) (3) (4) (11)	Construction & Building	L + 4.50% (1.00% Floor)	4/4/2023	19,750	19,500	19,699
DTI Holdco, Inc. (2) (3) (4)	High Tech Industries	L + 5.25% (1.00% Floor)	9/30/2023	19,850	19,662	19,786
EAG, Inc. (2) (3) (4) (11)	Business Services	L + 4.25% (1.00% Floor)	7/28/2018	8,231	8,237	8,231
EIP Merger Sub, LLC (Evolve IP) (2) (3) (4) (8) (11)	Telecommunications	L + 6.25% (1.00% Floor)	6/7/2021	22,817	22,229	22,347
EIP Merger Sub, LLC (Evolve IP) (2) (3) (4) (9) (11)	Telecommunications	L + 6.25% (1.00% Floor)	6/7/2021	1,500	1,459	1,468
Empower Payments Acquisitions, Inc. (2) (3) (4)	Media: Advertising, Printing & Publishing	L + 5.50% (1.00% Floor)	11/30/2023	17,413	17,083	17,400
FCX Holdings Corp. (2) (3) (4) (11)	Capital Equipment	L + 4.50% (1.00% Floor)	8/4/2020	9,644	9,593	9,644
Jensen Hughes, Inc. (2) (3) (4) (7) (10) (12)	Utilities: Electric	L + 5.00% (1.00% Floor)	12/4/2021	20,409	20,207	20,372
Kestra Financial, Inc. (2) (3) (4)	Banking, Finance, Insurance & Real Estate	L + 5.25% (1.00% Floor)	6/24/2022	19,800	19,482	19,529
MSHC, Inc. (2) (3) (4) (10) (11)	Construction & Building	L + 5.00% (1.00% Floor)	7/19/2021	14,817	14,725	14,741
PAI Holdco, Inc. (Parts Authority) (2) (3) (4)	Automotive	L + 4.75% (1.00% Floor)	12/30/2022	9,900	9,840	9,900
Paradigm Acquisition Corp. (2) (3) (4)	Business Services	L + 5.00% (1.00% Floor)	6/2/2022	11,939	11,846	11,939
Pasternack Enterprises, Inc. (Infinite RF) (2) (3) (4) (11)	Capital Equipment	L + 5.00% (1.00% Floor)	5/27/2022	20,331	20,228	20,306
Premier Senior Marketing, LLC (2) (3) (4) (11)	Banking, Finance, Insurance & Real Estate	L + 5.00% (1.00% Floor)	7/1/2022	8,744	8,701	8,669
PSI Services LLC (2) (3) (4) (7) (10)	Business Services	L + 5.00% (1.00% Floor)	1/19/2023	30,829	30,255	30,417
Q Holding Company (2) (3) (4)	Automotive	L + 5.00% (1.00% Floor)	12/18/2021	17,366	17,276	17,366
QW Holding Corporation (Quala) (2) (3) (4) (7) (10)	Environmental Industries	L + 6.75% (1.00% Floor)	8/31/2022	12,246	11,833	12,363
Ramundsen Public Sector, LLC (2) (3) (4)	Sovereign & Public Finance	L + 4.25% (1.00% Floor)	2/1/2024	3,990	3,973	4,005

Consolidated Schedule of Investments as of June 30, 2017
Investments (1)	Industry	Interest Rate	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
First Lien Debt (99.59% of fair value)
RelaDyne Inc. (2) (3) (4) (7) (10)	Wholesale	L + 5.25% (1.00% Floor)	7/22/2022	$34,410	$33,991	$34,410
Restaurant Technologies, Inc. (2) (3) (4)	Retail	L + 4.75% (1.00% Floor)	11/23/2022	17,456	17,312	17,334
Systems Maintenance Services Holding, Inc. (2) (3) (4) (11)	High Tech Industries	L + 5.00% (1.00% Floor)	10/30/2023	24,378	24,211	24,456
Surgical Information Systems, LLC (2) (3) (4) (9)	High Tech Industries	L + 5.00% (1.00% Floor)	4/24/2023	30,000	29,708	29,817
T2 Systems Canada, Inc. (2) (3) (4)	Transportation: Consumer	L + 6.75% (1.00% Floor)	9/28/2022	2,686	2,583	2,687
T2 Systems, Inc. (2) (3) (4) (7) (10)	Transportation: Consumer	L + 6.75% (1.00% Floor)	9/28/2022	15,223	14,885	15,225
Teaching Strategies, LLC (2) (3) (4) (7) (10) (11)	Media: Advertising, Printing & Publishing	L + 4.75% (1.00% Floor)	2/27/2023	18,055	17,878	17,891
The Original Cakerie, Ltd. (Canada) (2) (3) (4) (7) (10)	Beverage, Food & Tobacco	L + 5.00% (1.00% Floor)	7/20/2021	6,974	6,918	6,974
The Original Cakerie, Co. (Canada) (2) (3) (4)	Beverage, Food & Tobacco	L + 5.50% (1.00% Floor)	7/20/2021	3,603	3,575	3,603
U.S. Acute Care Solutions, LLC (2) (3) (4)	Healthcare & Pharmaceuticals	L + 5.00% (1.00% Floor)	5/15/2021	32,193	31,943	32,038
U.S. TelePacific Holdings Corp. (2) (3) (4) (11)	Telecommunications	L + 5.00% (1.00% Floor)	5/2/2023	30,000	29,695	29,589
Valicor Environmental Services, LLC (2) (3) (7) (10) (11)	Environmental Industries	L + 5.00% (1.00% Floor)	6/1/2023	19,589	19,070	19,229
Vantage Specialty Chemicals, Inc. (2) (3) (4) (11)	Chemicals, Plastics & Rubber	L + 4.50% (1.00% Floor)	2/5/2021	22,275	22,165	22,275
WIRB - Copernicus Group, Inc. (2) (3) (4)	Healthcare & Pharmaceuticals	L + 5.00% (1.00% Floor)	8/12/2022	14,913	14,839	14,948
WRE Holding Corp. (2) (3) (4) (7) (10)	Environmental Industries	L + 4.75% (1.00% Floor)	1/3/2023	4,741	4,644	4,676
Zest Holdings, LLC (2) (3) (4) (11)	Durable Consumer Goods	L + 4.25% (1.00% Floor)	8/16/2023	21,554	21,500	21,715
Zywave, Inc. (2) (3) (4) (7) (10)	High Tech Industries	L + 5.00% (1.00% Floor)	11/17/2022	17,413	17,243	17,515
First Lien Debt Total					$791,344	$797,013
Second Lien Debt (0.41%)
Ramundsen Public Sector, LLC (2) (3) (4) (7)	Sovereign & Public Finance	L + 8.50% (1.00% Floor)	1/31/2025	$200	$198	$200
Vantage Specialty Chemicals, Inc. (2) (3) (4) (11)	Chemicals, Plastics & Rubber	L + 8.75% (1.00% Floor)	2/5/2022	2,000	1,966	2,017
Zywave, Inc. (2) (3) (4)	High Tech Industries	L + 9.00% (1.00% Floor)	11/17/2023	1,050	1,035	1,057
Second Lien Debt Total					$3,199	$3,274
Total Investments					$794,543	$800,287

(1)
Unless otherwise indicated, issuers of investments held by Credit Fund are domiciled in the United States. As of June 30, 2017, the geographical composition of investments as a percentage of fair value was 1.32% in Canada, 3.11% in the United Kingdom, and 95.57% in the United States.

(2)
Variable rate loans to the portfolio companies bear interest at a rate that may be determined by reference to either LIBOR or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate (“P”)), which generally resets quarterly. For each such loan, Credit Fund has provided the interest rate in effect as of June 30, 2017. As of June 30, 2017, all of Credit Fund’s LIBOR loans were indexed to the 90-day LIBOR rate at 1.30%, except for those loans as indicated in Note 11 below, and the U.S. Prime Rate loan was indexed at 4.00%.

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

(9)
In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company is entitled to receive additional interest as a result of an agreement among lenders as follows: EIP Merger Sub, LLC (Evolve IP) (3.75%) and Surgical Information Systems, LLC (1.03%). Pursuant to the agreement among lenders in respect of these loans, these investments represent a first lien/last out loan, which has a secondary priority behind the first lien/first out loan with respect to principal, interest and other payments.

(10)	As of June 30, 2017, Credit Fund had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

First Lien Debt—unfunded delayed draw and revolving term loans commitments	Type	Unused Fee	Par/ Principal Amount	Fair Value
Advanced Instruments, LLC	Revolver	0.50%	$1,333	$(4)
Alpha Packaging Holdings, Inc.	Delayed Draw	0.50%	1,780	—
AQA Acquisition Holding, Inc.	Revolver	0.50%	2,459	(6)
Borchers, Inc.	Revolver	0.50%	1,935	9
Jensen Hughes, Inc.	Delayed Draw	1.00%	1,461	(2)
Jensen Hughes, Inc.	Revolver	0.50%	2,000	(3)
MSHC, Inc.	Delayed Draw	1.50%	83	—
PSI Services LLC	Revolver	0.50%	377	(5)
QW Holding Corporation (Quala)	Delayed Draw	1.00%	4,594	27
QW Holding Corporation (Quala)	Revolver	0.50%	3,134	18
RelaDyne Inc.	Delayed Draw	1.00%	3,378	—
RelaDyne Inc.	Revolver	0.50%	2,433	—
T2 Systems, Inc.	Revolver	0.50%	1,955	—
Teaching Strategies, LLC	Revolver	0.50%	1,900	(16)
The Original Cakerie, Ltd. (Canada)	Revolver	0.50%	1,665	—
Valicor Environmental Services, LLC	Delayed Draw	0.50%	5,825	(70)
Valicor Environmental Services, LLC	Revolver	0.50%	4,586	(55)
WRE Holding Corp.	Delayed Draw	1.00%	4,125	(27)
WRE Holding Corp.	Revolver	0.50%	1,123	(7)
Zywave, Inc.	Revolver	0.50%	1,500	8
Total unfunded commitments			$47,646	$(133)

(11)	As of June 30, 2017, this LIBOR loan was indexed to the 30-day LIBOR rate at 1.22%.

(12)	As of June 30, 2017, this LIBOR loan was indexed to the 180-day LIBOR rate at 1.45%.

Consolidated Schedule of Investments as of December 31, 2016
Investments (1)	Industry	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
First Lien Debt (99.31% of fair value)
AM Conservation Holding Corporation (2) (3) (4)	Energy: Electricity	L + 4.75% (1.00% Floor)	10/31/2022	$30,000	$29,721	$29,925
Datapipe, Inc. (2) (3) (4) (11)	Telecommunications	L + 4.75% (1.00% Floor)	3/15/2019	9,750	9,654	9,764
Dimora Brands, Inc. (fka TK USA Enterprises, Inc.) (2) (3) (4) (11)	Construction & Building	L + 4.50% (1.00% Floor)	4/4/2023	19,850	19,580	19,723
Diversitech Corporation (2) (4) (10) (11)	Capital Equipment	P + 3.50%	11/19/2021	14,803	14,617	14,803
DTI Holdco, Inc. (2) (3) (4) (7)	High Tech Industries	L + 5.25% (1.00% Floor)	9/30/2023	19,950	19,751	19,651
DYK Prime Acquisition LLC (2) (3) (4)	Chemicals, Plastics & Rubber	L + 4.75% (1.00% Floor)	4/1/2022	5,775	5,735	5,775
EAG, Inc. (2) (3) (4) (11)	Business Services	L + 4.25% (1.00% Floor)	7/28/2018	8,713	8,686	8,720
EIP Merger Sub, LLC (Evolve IP) (2) (3) (4) (8)	Telecommunications	L + 6.25% (1.00% Floor)	6/7/2021	22,971	22,323	22,509
EIP Merger Sub, LLC (Evolve IP) (2) (3) (4) (9)	Telecommunications	L + 6.25% (1.00% Floor)	6/7/2021	1,500	1,455	1,468
Empower Payments Acquisitions, Inc. (2) (3) (7)	Media: Advertising, Printing & Publishing	L + 5.50% (1.00% Floor)	11/30/2023	17,500	17,154	17,279
Generation Brands Holdings, Inc. (2) (3) (4)	Durable Consumer Goods	L + 5.00% (1.00% Floor)	6/10/2022	19,900	19,712	20,099
Jensen Hughes, Inc. (2) (3) (4) (10)	Utilities: Electric	L + 5.00% (1.00% Floor)	12/4/2021	20,409	20,188	20,327
Kestra Financial, Inc. (2) (3) (4)	Banking, Finance, Insurance & Real Estate	L + 5.25% (1.00% Floor)	6/24/2022	19,900	19,632	19,814
MSHC, Inc. (2) (3) (4) (10)	Construction & Building	L + 5.00% (1.00% Floor)	7/19/2021	13,177	13,062	13,003
PAI Holdco, Inc. (Parts Authority) (2) (3) (4)	Automotive	L + 4.75% (1.00% Floor)	12/30/2022	9,950	9,886	9,950
Pasternack Enterprises, Inc. (Infinite RF) (2) (3) (4)	Capital Equipment	L + 5.00% (1.00% Floor)	5/27/2022	11,941	11,844	11,941
Q Holding Company (2) (3) (4)	Automotive	L + 5.00% (1.00% Floor)	12/18/2021	13,964	13,828	13,941
QW Holding Corporation (Quala) (2) (3) (4) (7) (10)	Environmental Industries	L + 6.75% (1.00% Floor)	8/31/2022	8,975	8,413	9,030
RelaDyne Inc. (2) (3) (4) (10)	Wholesale	L + 5.25% (1.00% Floor)	7/22/2022	23,514	23,117	23,443
Restaurant Technologies, Inc. (2) (3) (4)	Retail	L + 4.75% (1.00% Floor)	11/23/2022	14,000	13,871	13,969
Systems Maintenance Services Holding, Inc. (2) (3) (4)	High Tech Industries	L + 5.00% (1.00% Floor)	10/30/2023	12,000	11,885	12,001
T2 Systems Canada, Inc. (2) (3) (4) (11)	Transportation: Consumer	L + 6.75% (1.00% Floor)	9/28/2022	2,700	2,635	2,727
T2 Systems, Inc. (2) (3) (4) (10) (11)	Transportation: Consumer	L + 6.75% (1.00% Floor)	9/28/2022	15,300	14,888	15,473
The Original Cakerie, Ltd. (Canada) (2) (3) (4) (10)	Beverage, Food & Tobacco	L + 5.00% (1.00% Floor)	7/20/2021	7,009	6,946	7,009
The Original Cakerie, Co. (Canada) (2) (3) (4)	Beverage, Food & Tobacco	L + 5.50% (1.00% Floor)	7/20/2021	3,621	3,591	3,621
U.S. Acute Care Solutions, LLC (2) (3) (4)	Health & Pharmaceuticals	L + 5.00% (1.00% Floor)	5/15/2021	26,400	26,154	26,336
U.S. Anesthesia Partners, Inc. (2) (3) (4)	Health & Pharmaceuticals	L + 5.00% (1.00% Floor)	12/31/2019	10,374	10,275	10,362
Vantage Specialty Chemicals, Inc. (2) (3) (4) (11)	Chemicals, Plastics & Rubber	L + 4.50% (1.00% Floor)	2/5/2021	17,910	17,786	17,903
WIRB—Copernicus Group, Inc. (2) (3) (4)	Health & Pharmaceuticals	L + 5.00% (1.00% Floor)	8/12/2022	7,980	7,916	8,050
Zest Holdings, LLC (2) (3) (4)	Durable Consumer Goods	L + 4.75% (1.00% Floor)	8/16/2020	8,700	8,658	8,749

Consolidated Schedule of Investments as of December 31, 2016
Investments (1)	Industry	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
First Lien Debt (99.31% of fair value)
Zywave, Inc. (2) (3) (4) (7) (10)	High Tech Industries	L + 5.00% (1.00% Floor)	11/17/2022	$17,500	$17,315	$17,434
First Lien Debt Total					$430,278	$434,799
Second Lien Debt (0.69% of fair value)
Vantage Specialty Chemicals, Inc. (2) (3) (4) (11)	Chemicals, Plastics & Rubber	L + 8.75% (1.00% Floor)	2/5/2022	$2,000	$1,960	$1,987
Zywave, Inc. (2) (3) (4)	High Tech Industries	L + 9.00% (1.00% Floor)	11/17/2023	1,050	1,034	1,043
Second Lien Debt Total					$2,994	$3,030
Total Investments					$433,272	$437,829

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
Below is certain summarized consolidated financial information for Credit Fund as of June 30, 2017 and December 31, 2016, respectively. Credit Fund commenced operations in May 2016.

	June 30, 2017	December 31, 2016
	(unaudited)
Selected Consolidated Balance Sheet Information
ASSETS
Investments, at fair value (amortized cost of $794,543 and $433,272, respectively)	$800,287	$437,829
Cash and other assets	18,399	11,326
Total assets	$818,686	$449,155
LIABILITIES AND MEMBERS’ EQUITY
Secured borrowings	$545,945	$248,540
Mezzanine loans	113,100	62,384
Other liabilities	15,219	63,684
Subordinated loans and members’ equity	144,422	74,547
Liabilities and members’ equity	$818,686	$449,155

	For the three month period ended June 30, 2017	For the six month period ended June 30, 2017	For the three month and six month periods ended June 30, 2017
	(unaudited)	(unaudited)	(unaudited)
Selected Consolidated Statement of Operations Information:
Total investment income	$10,706	$18,888	$16
Expenses
Interest and credit facility expenses	6,922	12,395	38
Other expenses	367	685	387
Total expenses	7,289	13,080	425
Net investment income (loss)	3,417	5,808	(409)
Net realized gain (loss) on investments	—	—	—
Net change in unrealized appreciation (depreciation) on investments	450	1,187	(164)
Net increase (decrease) resulting from operations	$3,867	$6,995	$(573)
Debt
Credit Fund Facility
On June 24, 2016, Credit Fund entered into the Credit Fund Facility with the Company pursuant to which Credit Fund may from time to time request mezzanine loans from the Company, which was subsequently amended on June 5, 2017. The maximum principal amount of the Credit Fund Facility is $125,000. The maturity date of the Credit Fund Facility is June 24, 2018. Amounts borrowed under the Credit Fund Facility bear interest at a rate of LIBOR plus 9.00%.
During the three month periods ended June 30, 2017 and 2016, there were mezzanine loan borrowings of $38,500 and $1,000, respectively, and repayments of $11,444 and $0, respectively, under the Credit Fund Facility. During the six month periods ended June 30, 2017 and 2016, there were mezzanine loan borrowings of $84,160 and $1,000, respectively, and repayments of $33,444 and $0, respectively, under the Credit Fund Facility. As of June 30, 2017 and December 31, 2016, there were $113,100 and $62,384 in mezzanine loans outstanding, respectively.
As of June 30, 2017, Credit Fund was in compliance with all covenants and other requirements of the Credit Fund Facility.
Credit Fund Sub Facility

On June 24, 2016, Credit Fund Sub closed on the Credit Fund Sub Facility with lenders, which was subsequently amended on May 31, 2017. The Credit Fund Sub Facility provides for secured borrowings during the applicable revolving period up to an amount equal to $640,000. The facility is secured by a first lien security interest in substantially all of the portfolio investments held by Credit Fund Sub. The maturity date of the Credit Fund Sub Facility is May 22, 2023. Amounts borrowed under the Credit Fund Sub Facility bear interest at a rate of LIBOR plus 2.50%.
During the three month periods ended June 30, 2017 and 2016, there were secured borrowings of $178,570 and $18,850, respectively, and no repayments under the Credit Fund Sub Facility. During the six month periods ended June 30, 2017 and 2016, there were secured borrowings of $297,405 and $18,850, respectively, and no repayments under the Credit Fund Sub Facility. As of June 30, 2017 and December 31, 2016, there was $545,945 and $248,540 in secured borrowings outstanding, respectively.
As of June 30, 2017, Credit Fund Sub was in compliance with all covenants and other requirements of the Credit Fund Sub Facility.
6. BORROWINGS
In accordance with the Investment Company Act, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 200% after such borrowing. As of June 30, 2017 and December 31, 2016, asset coverage was 284.21%, and 209.97%, respectively. During the three month and six month periods ended June 30, 2017, there were secured borrowings of $213,000 and $306,000, respectively, under the SPV Credit Facility and Credit Facility and repayments of $272,011 and $396,288, respectively, under the SPV Credit Facility and Credit Facility. During the three month and six month periods ended June 30, 2016, there were secured borrowings of $114,000 and $225,000, respectively, under the SPV Credit Facility and Credit Facility and repayments of $88,000 and $154,000, respectively, under the SPV Credit Facility and Credit Facility. As of June 30, 2017 and December 31, 2016, there was $331,597 and $421,885, respectively, in secured borrowings outstanding.
SPV Credit Facility
The SPV closed on May 24, 2013 on the SPV Credit Facility, which was subsequently amended on June 30, 2014, June 19, 2015, June 9, 2016 and May 26, 2017. The SPV Credit Facility provides for secured borrowings during the applicable revolving period up to an amount equal to the lesser of $400,000 (the borrowing base as calculated pursuant to the terms of the SPV Credit Facility) and the amount of net cash proceeds and unpledged capital commitments the Company has received, with an accordion feature that can, subject to certain conditions, increase the aggregate maximum credit commitment up to an amount not to exceed $750,000, subject to restrictions imposed on borrowings under the Investment Company Act and certain restrictions and conditions set forth in the SPV Credit Facility, including adequate collateral to support such borrowings. The SPV Credit Facility has a revolving period through May 22, 2020 and a maturity date of May 23, 2022. Borrowings under the SPV Credit Facility bear interest initially at the applicable commercial paper rate (if the lender is a conduit lender) or LIBOR (or, if applicable, a rate based on the prime rate or federal funds rate) plus 2.00% per year through May 23, 2018, with a pre-determined future interest rate increase of 0.50% during the final two years of the revolving period and pre-determined future interest rate increases of 0.875%-1.75% over the two years following the end of the revolving period. The SPV is also required to pay an undrawn commitment fee of between 0.50% and 0.75% per year depending on the drawings under the SPV Credit Facility. Payments under the SPV Credit Facility are made quarterly. The lenders have a first lien security interest on substantially all of the assets of the SPV.
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

As of June 30, 2017 and 2016, the SPV was in compliance with all covenants and other requirements of the SPV Credit Facility.
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
Subject to certain exceptions, the Credit Facility is secured by a first lien security interest in substantially all of the portfolio investments held by the Company and the Company’s unfunded investor equity capital commitments (provided that the amount of unfunded capital commitments ultimately available to the lenders is limited to $100,000). The pledge of unfunded investor equity capital commitments was subject to release once $100,000 of incremental capital had been called and received by the Company subsequent to January 8, 2015. The pledge of unfunded investor equity capital commitments had been released as of June 30, 2017. The Credit Facility includes customary covenants, including certain financial covenants related to asset coverage, shareholders’ equity and liquidity, certain limitations on the incurrence of additional indebtedness and liens, and other maintenance covenants, as well as usual and customary events of default for senior secured revolving credit facilities of this nature.
As of June 30, 2017 and December 31, 2016, the Company was in compliance with all covenants and other requirements of the Credit Facility.
Summary of Facilities
The Facilities consisted of the following as of June 30, 2017 and December 31, 2016:

	June 30, 2017
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
SPV Credit Facility	$400,000	$258,597	$141,403	$10,916
Credit Facility	283,000	73,000	210,000	210,000
Total	$683,000	$331,597	$351,403	$220,916

	December 31, 2016
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
SPV Credit Facility	$400,000	$252,885	$147,115	$5,988
Credit Facility	220,000	169,000	51,000	51,000
Total	$620,000	$421,885	$198,115	$56,988

(1)	The unused portion is the amount upon which commitment fees are based.

(2)	Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.

As of June 30, 2017 and December 31, 2016, $1,687 and $1,667, respectively, of interest expense, $289 and $203, respectively, of unused commitment fees and $24 and $23, respectively, of other fees were included in interest and credit facility fees payable. For the three month and six month periods ended June 30, 2017, the weighted average interest rate was 3.23% and 3.16%, respectively, and average principal debt outstanding was $425,001 and $400,900, respectively. For the three month and six month periods ended June 30, 2016, the weighted average interest rate was 2.63% and 2.62%, respectively, and average principal debt outstanding was $284,246 and $270,708, respectively. As of June 30, 2017 and December 31, 2016, the weighted average interest rate was 3.21% and 2.92%, respectively, based on floating LIBOR rates.
For the three month and six month periods ended June 30, 2017 and 2016, the components of interest expense and credit facility fees on the Facilities were as follows:

	For the three month periods ended		For the six month periods ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Interest expense	$3,489	$1,892	$6,381	$3,590
Facility unused commitment fee	324	322	616	683
Amortization of deferred financing costs	177	510	358	722
Other fees	29	26	59	52
Total interest expense and credit facility fees	$4,019	$2,750	$7,414	$5,047
Cash paid for interest expense	$3,452	$1,688	$6,345	$3,208
7. 2015-1 Notes
On June 26, 2015, the Company completed the 2015-1 Debt Securitization. The 2015-1 Notes were issued by the 2015-1 Issuer, a wholly-owned and consolidated subsidiary of the Company, and are secured by a diversified portfolio of the 2015-1 Issuer consisting primarily of first and second lien senior secured loans. The 2015-1 Debt Securitization was executed through a private placement of the 2015-1 Notes, consisting of $160 million of Aaa/AAA Class A-1A Notes which bear interest at the three-month London Interbank Offered Rate (“LIBOR”) plus 1.85%; $40 million of Aaa/AAA Class A-1B Notes which bear interest at the three-month LIBOR plus 1.75% for the first 24 months and the three-month LIBOR plus 2.05% thereafter; $27 million of Aaa/AAA Class A-1C Notes which bear interest at 3.75%; and $46 million of Aa2 Class A-2 Notes which bear interest at the three month LIBOR plus 2.70%. The 2015-1 Notes were issued at par and are scheduled to mature on July 15, 2027. The Company received 100% of the preferred interests (the “Preferred Interests”) issued by the 2015-1 Issuer on the closing date of the 2015-1 Debt Securitization in exchange for the Company’s contribution to the Issuer of the initial closing date loan portfolio. The Preferred Interests do not bear interest and had a nominal value of $125.9 million at closing. In connection with the contribution, the Company made customary representations, warranties and covenants to the 2015-1 Issuer in the purchase agreement. The Class A-1A, Class A-1B and Class A-1C and Class A-2 Notes are included in the June 30, 2017 consolidated financial statements. The Preferred Interests were eliminated in consolidation.
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
The Investment Adviser serves as collateral manager to the 2015-1 Issuer under a collateral management agreement (the “Collateral Management Agreement”). Pursuant to the Collateral Management Agreement, the 2015-1 Issuer pays management fees (comprised of base management fees, subordinated management fees and incentive management fees) to the Investment Adviser for rendering collateral management services. As per the Collateral Management Agreement, for the period the Company retains all of the Preferred Interests, the Investment Adviser does not earn management fees for providing such collateral management services. The Company currently retains all of the Preferred Interests, thus the Investment Adviser did not earn any management fees from the 2015-1 Issuer for the three month and six month periods ended June 30, 2017 and 2016. Any such waived fees may not be recaptured by the Investment Adviser.
Pursuant to an undertaking by the Company in connection with the 2015-1 Debt Securitization, the Company has agreed to hold on an ongoing basis Preferred Interests with an aggregate dollar purchase price at least equal to 5% of the aggregate outstanding amount of all collateral obligations by the 2015-1 Issuer for so long as any securities of the 2015-1 Issuer remain outstanding. As of June 30, 2017, the Company was in compliance with its undertaking.
The 2015-1 Issuer pays ongoing administrative expenses to the trustee, independent accountants, legal counsel, rating agencies and independent managers in connection with developing and maintaining reports, and providing required services in connection with the administration of the 2015-1 Issuer.
As of June 30, 2017, there were 62 first lien and second lien senior secured loans with a total fair value of approximately $392,297 and cash of $10,449 securing the 2015-1 Notes. The pool of loans in the securitization must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture governing the 2015-1 Notes.
For the six month periods ended June 30, 2017 and 2016, the effective annualized weighted average interest rate, which includes amortization of debt issuance costs on the 2015-1 Notes, was 3.20% and 2.82%, respectively, based on floating LIBOR rates.
As of June 30, 2017 and December 31, 2016, $1,830 and $1,706, respectively, of interest expense was included in interest and credit facility fees payable. For the three month and six month periods ended June 30, 2017 and 2016, the components of interest expense on the 2015-1 Notes were as follows:

	For the three month periods ended		For the six month periods ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Interest expense	$2,198	$1,882	$4,290	$3,732
Amortization of deferred financing costs	51	51	101	102
Total interest expense and credit facility fees	$2,249	$1,933	$4,391	$3,834
Cash paid for interest expense	$2,108	$1,879	$4,167	$3,586
8. COMMITMENTS AND CONTINGENCIES
A summary of significant contractual payment obligations was as follows as of June 30, 2017 and December 31, 2016:

	SPV Credit Facility and Credit Facility		2015-1 Notes
Payment Due by Period	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Less than 1 Year	$—	$—	$—	$—
1-3 Years	—	—	—	—
3-5 Years	331,597	421,885	—	—
More than 5 Years	—	—	273,000	273,000
Total	$331,597	$421,885	$273,000	$273,000
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of June 30, 2017 and December 31, 2016 for any such exposure.
Upon the completion of the IPO, uncalled capital commitments were automatically reduced to zero.
The Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par Value as of
	June 30, 2017	December 31, 2016
Unfunded delayed draw commitments	$75,335	$35,704
Unfunded revolving term loan commitments	32,298	24,063
Total unfunded commitments	$107,633	$59,767
9. NET ASSETS
The Company has the authority to issue 200,000,000 shares of common stock, $0.01 per share par value.
During the six month period ended June 30, 2017, the Company issued 19,703,330 shares for $359,238, including the reinvestment of dividends. In connection with the NFIC Acquisition, the Company issued 434,233 shares of common stock valued at approximately $8,046. See Note 13 for additional information regarding the NFIC Acquisition. In connection with the Company’s IPO, the Company issued 9,000,000 shares of common stock at a public offering price of $18.50 per share. Net of its share of underwriting costs, the Company received cash proceeds of $161,505. The following table summarizes capital activity during the six month period ended June 30, 2017:

	Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss) on Investments	Accumulated Net Unrealized Appreciation (Depreciation) on Investments	Total Net Assets
	Shares	Amount
Balance, beginning of period	41,702,318	$417	$799,580	$(74)	$(3,207)	$(25,357)	$(7,222)	$764,137
Common stock issued	19,692,360	197	358,839	—	—	—	—	359,036
Reinvestment of dividends	10,970	—	202	—	—	—	—	202
Offering costs	—	—	—	(1,486)	—	—	—	(1,486)
Net investment income (loss)	—	—	—	—	40,555	—	—	40,555
Net realized gain (loss) on investments	—	—	—	—	—	(7,896)	—	(7,896)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	—	(985)	(985)
Dividends declared	—	—	—	—	(39,820)	—	—	(39,820)
Balance, end of period	61,405,648	$614	$1,158,621	$(1,560)	$(2,472)	$(33,253)	$(8,207)	$1,113,743
During the six month period ended June 30, 2016, the Company issued 4,993,246 shares for $90,229 including reinvestment of dividends. The following table summarizes capital activity during the six month period ended June 30, 2016:

	Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss) on Investments	Accumulated Net Unrealized Appreciation (Depreciation) on Investments	Total Net Assets
	Shares	Amount
Balance, beginning of period	31,524,083	$315	$613,944	$(74)	$(12,994)	$(2,411)	$(27,054)	$571,726
Common stock issued	4,986,373	50	90,051	—	—	—	—	90,101
Reinvestment of dividends	6,873	—	128	—	—	—	—	128
Net investment income (loss)	—	—	—	—	25,426	—	—	25,426
Net realized gain (loss) on investments	—	—	—	—	—	(9,599)	—	(9,599)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	—	7,416	7,416
Dividends declared	—	—	—	—	(27,280)	—	—	(27,280)
Balance, end of period	36,517,329	$365	$704,123	$(74)	$(14,848)	$(12,010)	$(19,638)	$657,918
The following table summarizes total shares issued and proceeds received related to capital activity during the six month period ended June 30, 2017:

	Shares Issued	Proceeds Received
January 24, 2017*	5,837	$108
April 24, 2017*	5,133	$94
May 19, 2017	2,141,416	$39,488
June 9, 2017	8,116,711	$149,997
June 9, 2017**	434,233	$8,046
June 19, 2017	9,000,000	$161,505
Total	19,703,330	$359,238
* Represents shares issued upon the reinvestment of dividends
** Represents shares issued in accordance with the elections of the NFIC stockholders pursuant to the NFIC Acquisition (see Note 13, NFIC Acquisition)
The following table summarizes total shares issued and proceeds received related to capital activity during the six month period ended June 30, 2016:

	Shares Issued	Proceeds Received
January 22, 2016*	3,885	$74
March 11, 2016	1,815,181	33,000
April 22, 2016*	2,988	54
May 6, 2016	1,510,859	26,999
June 24, 2016	1,660,333	30,102
Total	4,993,246	$90,229
* Represents shares issued upon the reinvestment of dividends
Subscription transactions during the six month periods ended June 30, 2017 and 2016 were executed at an offering price at a premium to net asset value due to the requirement to use prior quarter net asset value as offering price unless it would result in the Company selling shares of its common stock at a price below the current net asset value and also in order to effect a reallocation of organizational costs to subsequent investors. Additionally, on June 19, 2017, the Company closed its IPO, issuing 9,000,000 shares of its common stock at a public offering price of $18.50 per share. Net of underwriting and offering costs, the common stock issued in the IPO and net asset value experienced dilution during the period, and such subscription and

IPO transactions increased/(decreased) net asset value by $(0.10) per share and $0.02 per share, respectively, for the six month periods ended June 30, 2017 and 2016, respectively.

The Company computes earnings per common share in accordance with ASC 260, Earnings Per Share. Basic earnings per common share were calculated by dividing net increase (decrease) in net assets resulting from operations attributable to the Company by the weighted-average number of common shares outstanding for the period.
Basic and diluted earnings per common share were as follows:

	For the three month periods ended		For the six month periods ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net increase (decrease) in net assets resulting from operations	$15,501	$25,951	$31,674	$23,243
Weighted-average common shares outstanding	45,977,943	34,402,925	43,854,102	33,174,442
Basic and diluted earnings per common share	$0.34	$0.75	$0.72	$0.70
The following table summarizes the Company’s dividends declared and payable since inception through June 30, 2017:

Date Declared	Record Date	Payment Date	Per Share Amount		Total Amount
March 13, 2014	March 31, 2014	April 14, 2014	$0.19		$2,449
June 26, 2014	June 30, 2014	July 14, 2014	$0.27		$3,481
September 12, 2014	September 18, 2014	October 9, 2014	$0.44		$5,956
December 19, 2014	December 29, 2014	January 26, 2015	$0.35		$6,276
March 11, 2015	March 13, 2015	April 17, 2015	$0.37		$7,833
June 24, 2015	June 30, 2015	July 22, 2015	$0.37		$9,902
September 24, 2015	September 24, 2015	October 22, 2015	$0.42		$11,670
December 29, 2015	December 29, 2015	January 22, 2016	$0.40		$12,610
December 29, 2015	December 29, 2015	January 22, 2016	$0.18	(1)	$5,674
March 10, 2016	March 14, 2016	April 22, 2016	$0.40		$13,337
June 8, 2016	June 8, 2016	July 22, 2016	$0.40		$13,943
September 28, 2016	September 28, 2016	October 24, 2016	$0.40		$15,917
December 29, 2016	December 29, 2016	January 24, 2017	$0.41		$17,098
December 29, 2016	December 29, 2016	January 24, 2017	$0.07	(1)	$2,919
March 20, 2017	March 20, 2017	April 24, 2017	$0.41		$17,100
June 20, 2017	June 30, 2017	July 18, 2017	$0.37		$22,720

(1)	Represents a special dividend.

10. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of consolidated financial highlights for the six month periods ended June 30, 2017 and 2016:

	For the six month periods ended
	June 30, 2017	June 30, 2016
Per Share Data:
Net asset value per share, beginning of period	$18.32	$18.14
Net investment income (loss) (1)	0.93	0.77
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	(0.23)	(0.11)
Net increase (decrease) in net assets resulting from operations	0.70	0.66
Dividends declared (2)	(0.78)	(0.80)
Effect of offering price of subscriptions and the offering price of common stock in the IPO, net of underwriting and offering costs (3)	(0.10)	0.02
Net asset value per share, end of period	$18.14	$18.02
Market price per share, end of period	$18.01	n/a

Number of shares outstanding, end of period	61,405,648	36,517,329
Total return based on net asset value (4)	3.28%	3.75%
Total return based on market price (5)	(0.65)%	n/a
Net assets, end of period	$1,113,743	$657,918
Ratio to average net assets (6):
Expenses net of waiver, before incentive fees	2.65%	2.83%
Expenses net of waiver, after incentive fees	3.87%	3.88%
Expenses gross of waiver, after incentive fees	4.30%	4.34%
Net investment income (loss) (7)	4.86%	4.21%
Interest expense and credit facility fees	1.41%	1.47%
Ratios/Supplemental Data:
Asset coverage, end of period	284.21%	213.77%
Portfolio turnover	30.87%	9.36%
Weighted-average shares outstanding	43,854,102	33,174,442

(1)	Net investment income (loss) per share was calculated as net investment income (loss) for the period divided by the weighted average number of shares outstanding for the period.

(2)	Dividends declared per share was calculated as the sum of dividends declared during the period divided by the number of shares outstanding at each respective quarter-end date (refer to Note 9).

(3)	Increase (decrease) is due to the offering price of subscriptions and the issuance of common stock in the IPO, net of underwriting and offering costs during the period (refer to Note 9).

(4)
Total return based on net asset value (not annualized) is based on the change in net asset value per share during the period plus the declared dividends, assuming reinvestment of dividends in accordance with the dividend reinvestment plan, divided by the beginning net asset value for the period. Total return for the six month periods ended June 30, 2017 and 2016 is inclusive of $(0.10) and $0.02, respectively, per share increase (decrease) in net asset value for the periods related to the offering price of subscriptions and the offering price of common stock in the IPO, net of underwriting and offering costs during the period. Excluding the effects of these common stock issuances, total return (not annualized) would have been 3.82% and 3.64%, respectively (refer to Note 9).

(5)
Total return based on market value (not annualized) is calculated as the change in market value per share during the period plus the declared dividends, assuming reinvestment of dividends in accordance with the dividend reinvestment plan, divided by the beginning market price for the period. The beginning market value per share is based on the IPO offering price of $18.50 per share.

(6)	These ratios to average net assets have not been annualized.

(7)	The net investment income ratio is net of the waiver of base management fees.
11. LITIGATION

The Company may become party to certain lawsuits in the ordinary course of business. The Company does not believe that the outcome of current matters, if any, will materially impact the Company or its consolidated financial statements. As of June 30, 2017 and December 31, 2016, the Company was not subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company.
In addition, portfolio investments of the Company could be the subject of litigation or regulatory investigations in the ordinary course of business. The Company does not believe that the outcome of any current contingent liabilities of its portfolio investments, if any, will materially affect the Company or these consolidated financial statements.
12. TAX
The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of June 30, 2017 and December 31, 2016.
In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. As of June 30, 2017 and December 31, 2016, the Company had filed tax returns and therefore is subject to examination.
The Company’s taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate. The estimated tax character of dividends declared for six month periods ended June 30, 2017 and 2016 was as follows:

	For the six month periods ended
	June 30, 2017	June 30, 2016
Ordinary income	$39,820	$27,280
Tax return of capital	$—	$—
13. NFIC ACQUISITION
On June 9, 2017 (the "Acquisition Date"), the Company closed the NFIC Acquisition, with the Company as the surviving entity. As of the effective time of the NFIC Acquisition, each share of common stock of NFIC was converted into the right to receive a mixture of cash and shares of common stock of the Company, in accordance with the elections of the NFIC stockholders (the “Elections”). Based on the results of the Elections, the NFIC stockholders received in the aggregate 434,233 shares of common stock of the Company and approximately $145,602 in cash.

The NFIC Acquisition was accounted for under the asset acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. As the acquirer for accounting purposes, the Company allocated the purchase price based on the estimated fair value of NFIC’s assets acquired and liabilities assumed as of the Acquisition Date. There was no goodwill created because the NFIC Acquisition was accounted for as an asset acquisition.

The Company used the fair market value of NFIC’s assets and liabilities as of the Acquisition Date to account for the NFIC Acquisition. The following table summarizes the assets and liabilities of NFIC as of the Acquisition Date:

ASSETS
Total investments, at fair value	$190,672
Cash and other assets	12,464
Total assets	$203,136
LIABILITIES
Secured borrowings	$42,128
Other accrued expenses and liabilities	7,360
Total liabilities	49,488
NET ASSETS
Total net assets	$153,648

On June 9, 2017, the debt assumed as part of the NFIC Acquisition was fully repaid.

During the three month and six month periods ended June 30, 2017, the Company incurred $322 in professional fees and other costs related to the NFIC Acquisition. The Company determined that the fair value of the net assets acquired equaled the purchase price excluding these costs. Accordingly, these costs related to the NFIC Acquisition were expensed.
14. SUBSEQUENT EVENTS
Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed below.
On July 5, 2017, the Company issued a total of 454,200 shares of its common stock pursuant to the exercise of the underwriters’ over-allotment option in connection with the IPO. Net of underwriting costs and $0.37 per share dividend declared by the Company's Board of Directors on June 20, 2017, the Company received additional cash proceeds of $7,983.
Subsequent to June 30, 2017, the Company borrowed $56,250 under the Credit Facility and SPV Credit Facility to fund investment acquisitions. The Company also voluntarily repaid $17,000 under the Credit Facility.
On August 7, 2017, our Board of Directors declared a quarterly dividend of $0.37 per share, which is payable on October 18, 2017 to stockholders of record as of September 29, 2017.

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

We use words such as “anticipates,” “believes,” “expects,” “intends,” “will,” “should,” “may,” “plans,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions to identify forward-looking statements, although not all forward-looking statements include these words. Our actual results and condition could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2016, under the heading "Risk Factors" in our prospectus filed under Rule 497 on June 14, 2017, and Part II, Item 1A of and elsewhere in this Form 10-Q.
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
OVERVIEW
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Part I, Item 1 of this Form 10-Q “Financial Statements.” This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to those described in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2016, under the heading "Risk Factors" in our prospectus filed under Rule 497 on June 14, 2017, and Part II, Item 1A of this Form 10-Q “Risk Factors.” Our actual results could differ materially from those anticipated by such forward-looking statements due to factors discussed under “Risk Factors” and “Cautionary Statements Regarding Forward-Looking Statements” appearing elsewhere in this Form 10-Q.
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
On June 19, 2017, we closed our IPO, issuing 9,000,000 shares of our common stock at a public offering price of $18.50 per share. Net of underwriting costs, we received cash proceeds of $161,505. Shares of common stock of TCG BDC began trading on the NASDAQ Global Select Market under the symbol “CGBD” on June 14, 2017.
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
PORTFOLIO AND INVESTMENT ACTIVITY
As of June 30, 2017, the fair value of our investments was approximately $1,719,473, comprised of 101 investments in 86 portfolio companies/structured finance obligations/investment fund across 29 industries with 59 sponsors. As of December 31, 2016, the fair value of our investments was approximately $1,422,759, comprised of 98 investments in 86 portfolio companies/structured finance obligations/investment fund across 29 industries with 57 sponsors.
Based on fair value as of June 30, 2017, our portfolio consisted of approximately 88.5% in secured debt (73.9% in first lien debt (including 10.4% in first lien/last out loans) and 14.6% in second lien debt), 10.8% in Credit Fund, 0.2% in structured finance obligations and 0.6% in equity investments. Based on fair value as of June 30, 2017, approximately 1.3% of our debt portfolio was invested in debt bearing a fixed interest rate and approximately 98.7% of our debt portfolio was invested in debt bearing a floating interest rate, which primarily are subject to interest rate floors.
Based on fair value as of December 31, 2016, our portfolio consisted of approximately 92.2% in secured debt (80.1% in first lien debt (including 12.9% in first lien/last out loans) and 12.1% in second lien debt), 7.0% in Credit Fund, 0.4% in structured finance obligations and 0.5% in equity investments. Based on fair value as of December 31, 2016, approximately 0.8% of our debt portfolio was invested in debt bearing a fixed interest rate and approximately 99.2% of our debt portfolio was invested in debt bearing a floating interest rate with an interest rate floor.

Our investment activity for the three month periods ended June 30, 2017 and 2016 is presented below (information presented herein is at amortized cost unless otherwise indicated):

	For the three month periods ended
	June 30, 2017	June 30, 2016
Investments:
Total investments, beginning of period	$1,395,007	$1,182,886
New investments purchased	599,866	141,853
Net accretion of discount on investments	2,995	1,113
Net realized gain (loss) on investments	(202)	(6,022)
Investments sold or repaid	(269,986)	(98,958)
Total Investments, end of period	$1,727,680	$1,220,872
Principal amount of investments funded:
First Lien Debt	$451,508	$126,435
Second Lien Debt	97,873	—
Structured Finance Obligations	—	—
Equity Investments	2,273	2,000
Investment Fund	62,500	15,000
Total	$614,154	$143,435
Principal amount of investments sold or repaid:
First Lien Debt	$(252,170)	$(59,759)
Second Lien Debt	(7,394)	(12,506)
Structured Finance Obligations	(10,250)	(52,610)
Investment Fund	(11,444)	—
Total	$(281,258)	$(124,875)
Number of new funded investments	80	14
Average amount of new funded investments	$7,498	$10,132
Percentage of new funded debt investments at floating interest rates	99%	100%
Percentage of new funded debt investments at fixed interest rates	1%	—%
As of June 30, 2017 and December 31, 2016, investments consisted of the following:

	June 30, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt	$1,279,859	$1,270,078	$1,145,326	$1,139,548
Second Lien Debt	249,945	250,765	172,960	171,864
Structured Finance Obligations	6,448	2,597	9,239	5,216
Equity Investments	8,827	10,722	5,071	6,474
Investment Fund	182,601	185,311	97,385	99,657
Total	$1,727,680	$1,719,473	$1,429,981	$1,422,759

The weighted average yields (1) for our first and second lien debt, based on the amortized cost and fair value as of June 30, 2017 and December 31, 2016, were as follows:

	June 30, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt (excluding First Lien/Last Out)	7.77%	7.84%	7.09%	7.15%
First Lien/Last Out Unitranche	11.47%	11.52%	12.33%	12.12%
First Lien Debt Total	8.29%	8.36%	7.92%	7.96%
Second Lien Debt	10.36%	10.33%	9.97%	10.04%
First and Second Lien Debt Total	8.63%	8.68%	8.19%	8.23%

(1)
Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of June 30, 2017 and December 31, 2016. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.

Total weighted average yields (which includes the effect of accretion of discount and amortization of premiums) of our first and second lien debt investments as measured on an amortized cost basis increased from 8.19% to 8.63% from December 31, 2016 to June 30, 2017. The increase in weighted average yields was primarily due to the increase in 90-day LIBOR from 1.00% to 1.30% and from originations of new investments with higher weighted average yields of 8.90% and sales/repayments of existing investments with lower weighted average yields of 8.77%.
The following table summarizes the fair value of our performing and non-performing investments as of
June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
	Fair Value	Percentage	Fair Value	Percentage
Performing	$1,706,308	99.23%	$1,415,131	99.46%
Non-accrual (1)	13,165	0.77	7,628	0.54
Total	$1,719,473	100.00%	$1,422,759	100.00%

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

See the Consolidated Schedules of Investments as of June 30, 2017 and December 31, 2016 in our consolidated financial statements in Part I, Item 1 of this Form 10-Q for more information on these investments, including a list of companies and type and amount of investments.
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
Our Investment Adviser monitors and, when appropriate, changes the investment ratings assigned to each debt investment in our portfolio. In connection with our quarterly valuation process, our Investment Adviser reviews our investment ratings on a regular basis. The following table summarizes the Internal Risk Ratings as of June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
	Fair Value	% of Fair Value	Fair Value	% of Fair Value
(dollar amounts in millions)
Internal Risk Rating 1	$41.9	2.76%	$59.3	4.52%
Internal Risk Rating 2	1,150.8	75.67	1,055.7	80.50
Internal Risk Rating 3	182.5	12.00	100.9	7.70
Internal Risk Rating 4	127.5	8.38	75.7	5.77
Internal Risk Rating 5	18.1	1.19	12.2	0.93
Internal Risk Rating 6	—	—	7.6	0.58
Total	$1,520.8	100.00%	$1,311.4	100.00%

As of June 30, 2017 and December 31, 2016, the weighted average Internal Risk Rating of our debt investment portfolio was 2.3 and 2.2, respectively. As of June 30, 2017 and December 31, 2016, 11 and 8 of our debt investments, with an aggregate fair value of $145.6 million and $95.5 million, respectively, were assigned an Internal Risk Rating of 4-6. As of June 30, 2017 and December 31, 2016, one first lien debt investment in the portfolio with a fair value of $13.2 million and $7.6 million, respectively, was on non-accrual status, which represented approximately 0.87% and 0.58%, respectively, of total first and second lien investments at fair value. The remaining first and second lien debt investments were performing and current on their interest payments as of June 30, 2017 and December 31, 2016.

During the six month period ended June 30, 2017, 2 investments with fair value of $21.1 million were downgraded to an Internal Risk Rating of 4 due to changes in financial condition and performance of the respective portfolio companies. The remainder of the increase in the aggregate fair value of debt investments assigned an Internal Risk Rating of 4-6 was primarily a result of the NFIC Acquisition and the transfer of 9 overlapping debt investments with fair value of approximately $28.4 million into our debt investment portfolio from NFIC, one new investment with fair value of approximately $3.9 million acquired from NFIC, and, to a lesser extent, general market movements, as well as the restructuring of TwentyEighty, Inc. which occurred in the first quarter of 2017 and resulted in the upgrade of the new Term Loan A to an Internal Risk Rating of 3 at that time.

CONSOLIDATED RESULTS OF OPERATIONS
For the three month and six month periods ended June 30, 2017 and 2016
The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and losses and net change in unrealized appreciation and depreciation. As a result, quarterly comparisons may not be meaningful.
Investment Income
Investment income for the three month and six month periods ended June 30, 2017 and 2016 was as follows:

	For the three month periods ended		For the six month periods ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
First Lien Debt	$28,885	$19,695	$55,586	$36,671
Second Lien Debt	5,625	5,726	9,794	11,403
Structured Finance Obligations	—	307	—	761
Equity Investments	1	13	2	13
Investment Fund	4,172	—	7,381	—
Cash	61	7	80	10
Total investment income	$38,744	$25,748	$72,843	$48,858
The increase in investment income for the three month and six month periods ended June 30, 2017 from the comparable periods in 2016 was primarily driven by our increasing invested balance, increased fees and other income from syndications and prepayments, and interest and dividend income from Credit Fund. As of June 30, 2017, the size of our portfolio increased to $1,727,680 from $1,220,872 as of June 30, 2016, at amortized cost, and total principal amount of investments outstanding increased to $1,759,490 from $1,264,650 as of June 30, 2016. As of June 30, 2017, the weighted average yield of our first and second lien debt increased to 8.63% from 7.98% as of June 30, 2016, on amortized cost.
Interest income on our first and second lien debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of June 30, 2017, one first lien debt investment in the portfolio was non-performing. The fair value of the loan in the portfolio on non-accrual status was $13,165, which represents approximately 0.87% of total first and second lien investments at fair value. The remaining first and second lien debt investments were performing and current on their interest payments as of June 30, 2017. All first and second lien debt investments were performing and current on their interest payments as of June 30, 2016. Interest income from structured finance obligations is recorded based upon an estimation of an effective yield to expected maturity utilizing assumed cash flows. The effective yield is updated at least quarterly based on payments received and expected future payments.
The increase in other income for the three month and six month periods ended June 30, 2017 from the comparable periods in 2016 was primarily driven by higher syndication fees and prepayment fees resulting from full paydowns on select investments. For the three month periods ended June 30, 2017 and 2016, the Company earned $4,046 and $1,670, respectively, in other income. For the six month periods ended June 30, 2017 and 2016, the Company earned $6,582 and $2,669, respectively, in other income.
Our total dividend and interest income from investments in Credit Fund totaled $4,172 and $7,381 for the three month and six month periods ended June 30, 2017, respectively. We did not receive any dividend or interest income from investments in Credit Fund for the six month period ended June 30, 2016. We made our first investment in Credit Fund in February 2016.
Net investment income for the three month and six month periods ended June 30, 2017 and 2016 was as follows:

	For the three month periods ended		For the six month periods ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Total investment income	$38,744	$25,748	$72,843	$48,858
Net expenses	17,296	12,282	32,288	23,432
Net investment income (loss)	$21,448	$13,466	$40,555	$25,426

Expenses

	For the three month periods ended		For the six month periods ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Base management fees	$5,657	$4,345	$10,782	$8,485
Incentive fees	5,361	3,366	10,138	6,356
Professional fees	1,153	575	1,596	1,006
Administrative service fees	165	198	338	346
Interest expense	5,738	3,825	10,772	7,424
Credit facility fees	529	858	1,032	1,457
Directors’ fees and expenses	131	144	234	264
Other general and administrative	448	419	990	922
Total expenses	19,182	13,730	35,882	26,260
Waiver of base management fees	1,886	1,448	3,594	2,828
Net expenses	$17,296	$12,282	$32,288	$23,432

Interest expense and credit facility fees for the three month and six month periods ended June 30, 2017 and 2016 were comprised of the following:

	For the three month periods ended		For the six month periods ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Interest expense	$5,738	$3,825	$10,772	$7,424
Facility unused commitment fee	324	322	616	683
Amortization of deferred financing costs	177	510	358	722
Other fees	28	26	58	52
Total interest expense and credit facility fees	$6,267	$4,683	$11,804	$8,881
Cash paid for interest expense	$5,560	$3,567	$10,512	$6,794
The increase in interest expense for the three month and six month periods ended June 30, 2017 compared to the comparable periods in 2016 was driven by increased drawings under the Facilities related to increased deployment of capital for investments. For the three month period ended June 30, 2017, the average interest rate increased to 3.23% from 2.63% for the comparable period in 2016, and average principal debt outstanding increased to $425,001 from $284,246 for the comparable period in 2016. For the six month period ended June 30, 2017, the average interest rate increased to 3.16% from 2.62% for the comparable period in 2016, and average principal debt outstanding increased to $400,900 from $270,708 for the comparable period in 2016.
The increase in base management fees (and related waiver of base management fees) and incentive fees related to pre-incentive fee net investment income for the three month and six month periods ended June 30, 2017 from the comparable period in 2016 were driven by our deployment of capital and increasing invested balance. For the three month periods ended June 30, 2017 and 2016, base management fees were $3,771 and $2,897, respectively, (net the waiver of $1,886 and $1,448, respectively), incentive fees related to pre-incentive fee net investment income were $5,361 and $3,366, respectively, and there were no incentive fees related to realized capital gains. For the six month periods ended June 30, 2017 and 2016, base management fees were $7,188 and $5,657, respectively, (net the waiver of $3,594 and $2,828, respectively), incentive fees related to pre-incentive fee net investment income were $10,138 and $6,356, respectively, and there were no incentive fees related to realized capital gains. The accrual for any capital gains incentive fee under accounting principles generally accepted in the United States (“US GAAP”) in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. See Note 4 to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q for more information on the incentive and base management fees. For the three month and six month periods ended June 30, 2017 and 2016, there were no accrued capital gains incentive fees based upon the cumulative net realized and unrealized appreciation (depreciation) as of June 30, 2017 and 2016, respectively.
Professional fees include legal, rating agencies, audit, tax, valuation, technology and other professional fees incurred related to the management of the Company. Administrative service fees represent fees paid to the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including our allocable portion of the cost of certain of our executive officers and their respective staff. Other general and administrative expenses include insurance, filing, research, subscriptions and other costs. The increase in professional fees for the three month and six month periods ended June 30, 2017 compared to the comparable periods in 2016 was driven by an increase in non-recurring professional fees related to the NFIC Acquisition.
Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) on Investments
During the three month and six month periods ended June 30, 2017, we had realized gains on 5 and 9 investments, respectively, totaling approximately $226 and $412, respectively, which was offset by realized losses on 6 and 7 investments, respectively, totaling approximately $428 and $8,308, respectively. During the three month and six month periods ended June 30, 2017, we had a change in unrealized appreciation on 38 and 53 investments, respectively, totaling approximately $6,889 and $19,882, respectively, which was offset by a change in unrealized depreciation on 66 and 64 investments, respectively, totaling approximately $12,634 and $20,867, respectively. During the three month and six month periods ended June 30, 2016, we had a change in unrealized appreciation on 83 and 76 investments, respectively, totaling approximately $24,479 and $24,306, respectively, which was offset by a change in unrealized depreciation on 23 and 34 investments, respectively, totaling approximately $5,972 and $16,890, respectively. In particular, effective January 31, 2017, TwentyEighty, Inc. (fka Miller Heiman, Inc.) completed a restructuring whereby the first lien debt held by us was converted into new term loans and equity. As a result, $10,943 of unrealized depreciation was reversed and we realized a loss of $7,738 during the six month period ended June 30, 2017.
Net realized gain (loss) and net change in unrealized appreciation (depreciation) by the type of investments for the three month and six month periods ended June 30, 2017 and 2016 were as follows:

	For the three month periods ended		For the six month periods ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net realized gain (loss) on investments	$(202)	$(6,022)	$(7,896)	$(9,599)
Net change in unrealized appreciation (depreciation) on investments	(5,745)	18,507	(985)	7,416
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	$(5,947)	$12,485	$(8,881)	$(2,183)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) by the type of investments for the three month and six month periods ended June 30, 2017 and 2016 were as follows:

	For the three month periods ended
	June 30, 2017		June 30, 2016
Type	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)
First Lien Debt	$(299)	$(6,938)	$167	$5,307
Second Lien Debt	—	1,089	—	3,797
Structured Finance Obligations	97	(45)	(6,189)	9,783
Equity Investments	—	15	—	(93)
Investment Fund	—	134	—	(287)
Total	$(202)	$(5,745)	$(6,022)	$18,507

	For the six month periods ended
	June 30, 2017		June 30, 2016
Type	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)
First Lien Debt	$(7,851)	$(4,003)	$171	$141
Second Lien Debt	(3)	1,916	—	(1,459)
Structured Finance Obligations	(42)	172	(9,770)	8,743
Equity Investments	—	492	—	278
Investment Fund	—	438	—	(287)
Total	$(7,896)	$(985)	$(9,599)	$7,416
Net change in unrealized depreciation in our investments for the three month and six month periods ended June 30, 2017 compared to the comparable period in 2016 was primarily due to changes in various inputs utilized under our valuation methodology, including, but not limited to, market spreads, leverage multiples and borrower ratings, and the impact of exits.
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
Selected Financial Data
Since inception of Credit Fund and through June 30, 2017 and December 31, 2016, the Company and Credit Partners each made capital contributions of $1 in members’ equity and $69,500 and $35,000, respectively, in subordinated loans to Credit Fund. As of June 30, 2017 and December 31, 2016, Credit Fund had net borrowings of $113,100 and $62,384, respectively, in mezzanine loans under a revolving credit facility with the Company (the “Credit Fund Facility”). As of June 30, 2017 and December 31, 2016, Credit Fund had subordinated loans and members’ capital of $144,422 and $74,547, respectively. As of June 30, 2017 and December 31, 2016, the Company’s ownership interest in such subordinated loans and members’ capital was $72,211 and $37,273, respectively, and in such mezzanine loans was $113,100 and $62,384, respectively.

As of June 30, 2017 and December 31, 2016, Credit Fund held cash and cash equivalents totaling $11,402 and $6,103, respectively.
As of June 30, 2017 and December 31, 2016, Credit Fund had total investments at fair value of $800,287 and $437,829, respectively, which was comprised of first lien senior secured loans and second lien senior secured loans to 44 and 28 portfolio companies, respectively. As of June 30, 2017 and December 31, 2016, no loans in Credit Fund’s portfolio were on non-accrual status or contained PIK provisions. All investments in the portfolio were floating rate debt investments with an interest rate floor. The portfolio companies in Credit Fund are U.S. middle market companies in industries similar to those in which the Company may invest directly. Additionally, as of June 30, 2017 and December 31, 2016, Credit Fund had commitments to fund various undrawn revolvers and delayed draw investments to its portfolio companies totaling $47,646 and $30,361, respectively.
Below is a summary of Credit Fund’s portfolio, followed by a listing of the loans in Credit Fund’s portfolio as of June 30, 2017 and December 31, 2016:

	As of June 30, 2017	As of December 31, 2016
Senior secured loans (1)	$802,725	$439,086
Weighted average yields of senior secured loans based on amortized cost (2)	6.58%	6.47%
Weighted average yields of senior secured loans based on fair value (2)	6.53%	6.41%
Number of portfolio companies in Credit Fund	44	28
Average amount per portfolio company (1)	$18,244	$15,682

(1)	At par/principal amount.

(2)
Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of June 30, 2017 and December 31, 2016. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.

Consolidated Schedule of Investments as of June 30, 2017 (unaudited)
Investments (1)	Industry	Interest Rate	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
First Lien Debt (99.59% of fair value)
Acrisure, LLC (2) (3) (4)	Banking, Finance, Insurance & Real Estate	L + 5.00% (1.00% Floor)	11/22/2023	$19,950	$19,900	$20,116
Advanced Instruments, LLC (2) (3) (4) (7) (10)	Healthcare & Pharmaceuticals	L + 5.25% (1.00% Floor)	10/31/2022	11,940	11,812	11,898
Alpha Packaging Holdings, Inc. (2) (3) (4) (7) (10)	Containers, Packaging & Glass	L + 4.25% (1.00% Floor)	5/12/2020	20,315	20,246	20,315
AM Conservation Holding Corporation (2) (3) (4)	Energy: Electricity	L + 4.75% (1.00% Floor)	10/31/2022	29,850	29,593	29,850
AMS Finco, S.A.R.L. (Alexander Mann Solutions) (United Kingdom) (2) (3) (4) (11)	Business Services	L + 5.50% (1.00% Floor)	5/26/2024	25,000	24,751	24,905
Anaren, Inc. (2) (3) (4)	Telecommunications	L + 4.50% (1.00% Floor)	2/18/2021	10,091	10,065	10,104
AQA Acquisition Holding, Inc. (2) (3) (4) (7) (10)	High Tech Industries	L + 4.50% (1.00% Floor)	5/24/2023	27,541	27,392	27,466
Borchers, Inc. (2) (3) (4) (7) (10)	Chemicals, Plastics & Rubber	L + 4.75% (1.00% Floor)	1/13/2024	8,044	7,978	8,092
Brooks Equipment Company, LLC (2) (3) (4)	Construction & Building	L + 5.00% (1.00% Floor)	8/29/2020	7,479	7,460	7,462
Datapipe, Inc. (2) (3) (4)	Telecommunications	L + 4.75% (1.00% Floor)	3/15/2019	9,700	9,634	9,735
DBI Holding LLC (2) (3) (4) (11)	Business Services	L + 5.25% (1.00% Floor)	8/1/2021	19,900	19,735	19,914
Dent Wizard International Corporation (2) (3) (4) (11)	Automotive	L + 4.75% (1.00% Floor)	4/7/2020	24,626	24,489	24,592
Dimora Brands, Inc. (fka TK USA Enterprises, Inc.) (2) (3) (4) (11)	Construction & Building	L + 4.50% (1.00% Floor)	4/4/2023	19,750	19,500	19,699
DTI Holdco, Inc. (2) (3) (4)	High Tech Industries	L + 5.25% (1.00% Floor)	9/30/2023	19,850	19,662	19,786
EAG, Inc. (2) (3) (4) (11)	Business Services	L + 4.25% (1.00% Floor)	7/28/2018	8,231	8,237	8,231
EIP Merger Sub, LLC (Evolve IP) (2) (3) (4) (8) (11)	Telecommunications	L + 6.25% (1.00% Floor)	6/7/2021	22,817	22,229	22,347
EIP Merger Sub, LLC (Evolve IP) (2) (3) (4) (9) (11)	Telecommunications	L + 6.25% (1.00% Floor)	6/7/2021	1,500	1,459	1,468
Empower Payments Acquisitions, Inc. (2) (3) (4)	Media: Advertising, Printing & Publishing	L + 5.50% (1.00% Floor)	11/30/2023	17,413	17,083	17,400
FCX Holdings Corp. (2) (3) (4) (11)	Capital Equipment	L + 4.50% (1.00% Floor)	8/4/2020	9,644	9,593	9,644
Jensen Hughes, Inc. (2) (3) (4) (7) (10) (12)	Utilities: Electric	L + 5.00% (1.00% Floor)	12/4/2021	20,409	20,207	20,372
Kestra Financial, Inc. (2) (3) (4)	Banking, Finance, Insurance & Real Estate	L + 5.25% (1.00% Floor)	6/24/2022	19,800	19,482	19,529
MSHC, Inc. (2) (3) (4) (10) (11)	Construction & Building	L + 5.00% (1.00% Floor)	7/19/2021	14,817	14,725	14,741
PAI Holdco, Inc. (Parts Authority) (2) (3) (4)	Automotive	L + 4.75% (1.00% Floor)	12/30/2022	9,900	9,840	9,900
Paradigm Acquisition Corp. (2) (3) (4)	Business Services	L + 5.00% (1.00% Floor)	6/2/2022	11,939	11,846	11,939
Pasternack Enterprises, Inc. (Infinite RF) (2) (3) (4) (11)	Capital Equipment	L + 5.00% (1.00% Floor)	5/27/2022	20,331	20,228	20,306
Premier Senior Marketing, LLC (2) (3) (4) (11)	Banking, Finance, Insurance & Real Estate	L + 5.00% (1.00% Floor)	7/1/2022	8,744	8,701	8,669
PSI Services LLC (2) (3) (4) (7) (10)	Business Services	L + 5.00% (1.00% Floor)	1/19/2023	30,829	30,255	30,417
Q Holding Company (2) (3) (4)	Automotive	L + 5.00% (1.00% Floor)	12/18/2021	17,366	17,276	17,366
QW Holding Corporation (Quala) (2) (3) (4) (7) (10)	Environmental Industries	L + 6.75% (1.00% Floor)	8/31/2022	12,246	11,833	12,363
Ramundsen Public Sector, LLC (2) (3) (4)	Sovereign & Public Finance	L + 4.25% (1.00% Floor)	2/1/2024	3,990	3,973	4,005

Consolidated Schedule of Investments as of June 30, 2017 (unaudited)
Investments (1)	Industry	Interest Rate	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
First Lien Debt (99.59% of fair value)
RelaDyne Inc. (2) (3) (4) (7) (10)	Wholesale	L + 5.25% (1.00% Floor)	7/22/2022	$34,410	$33,991	$34,410
Restaurant Technologies, Inc. (2) (3) (4)	Retail	L + 4.75% (1.00% Floor)	11/23/2022	17,456	17,312	17,334
Systems Maintenance Services Holding, Inc. (2) (3) (4) (11)	High Tech Industries	L + 5.00% (1.00% Floor)	10/30/2023	24,378	24,211	24,456
Surgical Information Systems, LLC (2) (3) (4) (9)	High Tech Industries	L + 5.00% (1.00% Floor)	4/24/2023	30,000	29,708	29,817
T2 Systems Canada, Inc. (2) (3) (4)	Transportation: Consumer	L + 6.75% (1.00% Floor)	9/28/2022	2,686	2,583	2,687
T2 Systems, Inc. (2) (3) (4) (7) (10)	Transportation: Consumer	L + 6.75% (1.00% Floor)	9/28/2022	15,223	14,885	15,225
Teaching Strategies, LLC (2) (3) (4) (7) (10) (11)	Media: Advertising, Printing & Publishing	L + 4.75% (1.00% Floor)	2/27/2023	18,055	17,878	17,891
The Original Cakerie, Ltd. (Canada) (2) (3) (4) (7) (10)	Beverage, Food & Tobacco	L + 5.00% (1.00% Floor)	7/20/2021	6,974	6,918	6,974
The Original Cakerie, Co. (Canada) (2) (3) (4)	Beverage, Food & Tobacco	L + 5.50% (1.00% Floor)	7/20/2021	3,603	3,575	3,603
U.S. Acute Care Solutions, LLC (2) (3) (4)	Healthcare & Pharmaceuticals	L + 5.00% (1.00% Floor)	5/15/2021	32,193	31,943	32,038
U.S. TelePacific Holdings Corp. (2) (3) (4) (11)	Telecommunications	L + 5.00% (1.00% Floor)	5/2/2023	30,000	29,695	29,589
Valicor Environmental Services, LLC (2) (3) (7) (10) (11)	Environmental Industries	L + 5.00% (1.00% Floor)	6/1/2023	19,589	19,070	19,229
Vantage Specialty Chemicals, Inc. (2) (3) (4) (11)	Chemicals, Plastics & Rubber	L + 4.50% (1.00% Floor)	2/5/2021	22,275	22,165	22,275
WIRB - Copernicus Group, Inc. (2) (3) (4)	Healthcare & Pharmaceuticals	L + 5.00% (1.00% Floor)	8/12/2022	14,913	14,839	14,948
WRE Holding Corp. (2) (3) (4) (7) (10)	Environmental Industries	L + 4.75% (1.00% Floor)	1/3/2023	4,741	4,644	4,676
Zest Holdings, LLC (2) (3) (4) (11)	Durable Consumer Goods	L + 4.25% (1.00% Floor)	8/16/2023	21,554	21,500	21,715
Zywave, Inc. (2) (3) (4) (7) (10)	High Tech Industries	L + 5.00% (1.00% Floor)	11/17/2022	17,413	17,243	17,515
First Lien Debt Total					791,344	797,013
Second Lien Debt (0.41%)
Ramundsen Public Sector, LLC (2) (3) (4) (7)	Sovereign & Public Finance	L + 8.50% (1.00% Floor)	1/31/2025	$200	$198	$200
Vantage Specialty Chemicals, Inc. (2) (3) (4) (11)	Chemicals, Plastics & Rubber	L + 8.75% (1.00% Floor)	2/5/2022	2,000	1,966	2,017
Zywave, Inc. (2) (3) (4)	High Tech Industries	L + 9.00% (1.00% Floor)	11/17/2023	1,050	1,035	1,057
Second Lien Debt Total					$3,199	$3,274
Total Investments					$794,543	$800,287

(1)
Unless otherwise indicated, issuers of investments held by Credit Fund are domiciled in the United States. As of June 30, 2017, the geographical composition of investments as a percentage of fair value was 1.32% in Canada, 3.11% in the United Kingdom, and 95.57% in the United States.

(2)
Variable rate loans to the portfolio companies bear interest at a rate that may be determined by reference to either LIBOR (“L”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate (“P”)), which generally resets quarterly. For each such loan, Credit Fund has provided the interest rate in effect as of June 30, 2017. As of June 30, 2017, all of Credit Fund’s LIBOR loans were indexed to the 90-day LIBOR rate at 1.30%, except for those loans as indicated in Note 11 below, and the U.S. Prime Rate loan was indexed at 4.00%.

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

(9)
In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company is entitled to receive additional interest as a result of an agreement among lenders as follows: EIP Merger Sub, LLC (Evolve IP) (3.75%) and Surgical Information Systems, LLC (1.03%). Pursuant to the agreement among lenders in respect of these loans, these investments represent a first lien/last out loan, which has a secondary priority behind the first lien/first out loan with respect to principal, interest and other payments.

(10)	As of June 30, 2017, Credit Fund had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

First Lien Debt—unfunded delayed draw and revolving term loans commitments	Type	Unused Fee	Par/ Principal Amount	Fair Value
Advanced Instruments, LLC	Revolver	0.50%	$1,333	$(4)
Alpha Packaging Holdings, Inc.	Delayed Draw	0.50%	1,780	—
AQA Acquisition Holding, Inc.	Revolver	0.50%	2,459	(6)
Borchers, Inc.	Revolver	0.50%	1,935	9
Jensen Hughes, Inc.	Delayed Draw	1.00%	1,461	(2)
Jensen Hughes, Inc.	Revolver	0.50%	2,000	(3)
MSHC, Inc.	Delayed Draw	1.50%	83	—
PSI Services LLC	Revolver	0.50%	377	(5)
QW Holding Corporation (Quala)	Delayed Draw	1.00%	4,594	27
QW Holding Corporation (Quala)	Revolver	0.50%	3,134	18
RelaDyne Inc.	Delayed Draw	1.00%	3,378	—
RelaDyne Inc.	Revolver	0.50%	2,433	—
T2 Systems, Inc.	Revolver	0.50%	1,955	—
Teaching Strategies, LLC	Revolver	0.50%	1,900	(16)
The Original Cakerie, Ltd. (Canada)	Revolver	0.50%	1,665	—
Valicor Environmental Services, LLC	Delayed Draw	0.50%	5,825	(70)
Valicor Environmental Services, LLC	Revolver	0.50%	4,586	(55)
WRE Holding Corp.	Delayed Draw	1.00%	4,125	(27)
WRE Holding Corp.	Revolver	0.50%	1,123	(7)
Zywave, Inc.	Revolver	0.50%	1,500	8
Total unfunded commitments			$47,646	$(133)

(11)	As of June 30, 2017, this LIBOR loan was indexed to the 30-day LIBOR rate at 1.22%.

(12)	As of June 30, 2017, this LIBOR loan was indexed to the 180-day LIBOR rate at 1.45%.

Consolidated Schedule of Investments as of December 31, 2016
Investments (1)	Industry	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
First Lien Debt (99.31% of fair value)
AM Conservation Holding Corporation (2) (3) (4)	Energy: Electricity	L + 4.75% (1.00% Floor)	10/31/2022	$30,000	$29,721	$29,925
Datapipe, Inc. (2) (3) (4) (11)	Telecommunications	L + 4.75% (1.00% Floor)	3/15/2019	9,750	9,654	9,764
Dimora Brands, Inc. (fka TK USA Enterprises, Inc.) (2) (3) (4) (11)	Construction & Building	L + 4.50% (1.00% Floor)	4/4/2023	19,850	19,580	19,723
Diversitech Corporation (2) (4) (10) (11)	Capital Equipment	P + 3.50%	11/19/2021	14,803	14,617	14,803
DTI Holdco, Inc. (2) (3) (4) (7)	High Tech Industries	L + 5.25% (1.00% Floor)	9/30/2023	19,950	19,751	19,651
DYK Prime Acquisition LLC (2) (3) (4)	Chemicals, Plastics & Rubber	L + 4.75% (1.00% Floor)	4/1/2022	5,775	5,735	5,775
EAG, Inc. (2) (3) (4) (11)	Business Services	L + 4.25% (1.00% Floor)	7/28/2018	8,713	8,686	8,720
EIP Merger Sub, LLC (Evolve IP) (2) (3) (4) (8)	Telecommunications	L + 6.25% (1.00% Floor)	6/7/2021	22,971	22,323	22,509
EIP Merger Sub, LLC (Evolve IP) (2) (3) (4) (9)	Telecommunications	L + 6.25% (1.00% Floor)	6/7/2021	1,500	1,455	1,468
Empower Payments Acquisitions, Inc. (2) (3) (7)	Media: Advertising, Printing & Publishing	L + 5.50% (1.00% Floor)	11/30/2023	17,500	17,154	17,279
Generation Brands Holdings, Inc. (2) (3) (4)	Durable Consumer Goods	L + 5.00% (1.00% Floor)	6/10/2022	19,900	19,712	20,099
Jensen Hughes, Inc. (2) (3) (4) (10)	Utilities: Electric	L + 5.00% (1.00% Floor)	12/4/2021	20,409	20,188	20,327
Kestra Financial, Inc. (2) (3) (4)	Banking, Finance, Insurance & Real Estate	L + 5.25% (1.00% Floor)	6/24/2022	19,900	19,632	19,814
MSHC, Inc. (2) (3) (4) (10)	Construction & Building	L + 5.00% (1.00% Floor)	7/19/2021	13,177	13,062	13,003
PAI Holdco, Inc. (Parts Authority) (2) (3) (4)	Automotive	L + 4.75% (1.00% Floor)	12/30/2022	9,950	9,886	9,950
Pasternack Enterprises, Inc. (Infinite RF) (2) (3) (4)	Capital Equipment	L + 5.00% (1.00% Floor)	5/27/2022	11,941	11,844	11,941
Q Holding Company (2) (3) (4)	Automotive	L + 5.00% (1.00% Floor)	12/18/2021	13,964	13,828	13,941
QW Holding Corporation (Quala) (2) (3) (4) (7) (10)	Environmental Industries	L + 6.75% (1.00% Floor)	8/31/2022	8,975	8,413	9,030
RelaDyne Inc. (2) (3) (4) (10)	Wholesale	L + 5.25% (1.00% Floor)	7/22/2022	23,514	23,117	23,443
Restaurant Technologies, Inc. (2) (3) (4)	Retail	L + 4.75% (1.00% Floor)	11/23/2022	14,000	13,871	13,969
Systems Maintenance Services Holding, Inc. (2) (3) (4)	High Tech Industries	L + 5.00% (1.00% Floor)	10/30/2023	12,000	11,885	12,001
T2 Systems Canada, Inc. (2) (3) (4) (11)	Transportation: Consumer	L + 6.75% (1.00% Floor)	9/28/2022	2,700	2,635	2,727
T2 Systems, Inc. (2) (3) (4) (10) (11)	Transportation: Consumer	L + 6.75% (1.00% Floor)	9/28/2022	15,300	14,888	15,473
The Original Cakerie, Ltd. (Canada) (2) (3) (4) (10)	Beverage, Food & Tobacco	L + 5.00% (1.00% Floor)	7/20/2021	7,009	6,946	7,009
The Original Cakerie, Co. (Canada) (2) (3) (4)	Beverage, Food & Tobacco	L + 5.50% (1.00% Floor)	7/20/2021	3,621	3,591	3,621
U.S. Acute Care Solutions, LLC (2) (3) (4)	Health & Pharmaceuticals	L + 5.00% (1.00% Floor)	5/15/2021	26,400	26,154	26,336
U.S. Anesthesia Partners, Inc. (2) (3) (4)	Health & Pharmaceuticals	L + 5.00% (1.00% Floor)	12/31/2019	10,374	10,275	10,362
Vantage Specialty Chemicals, Inc. (2) (3) (4) (11)	Chemicals, Plastics & Rubber	L + 4.50% (1.00% Floor)	2/5/2021	17,910	17,786	17,903
WIRB—Copernicus Group, Inc. (2) (3) (4)	Health & Pharmaceuticals	L + 5.00% (1.00% Floor)	8/12/2022	7,980	7,916	8,050
Zest Holdings, LLC (2) (3) (4)	Durable Consumer Goods	L + 4.75% (1.00% Floor)	8/16/2020	8,700	8,658	8,749

Consolidated Schedule of Investments as of December 31, 2016
Investments (1)	Industry	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
First Lien Debt (99.31% of fair value)
Zywave, Inc. (2) (3) (4) (7) (10)	High Tech Industries	L + 5.00% (1.00% Floor)	11/17/2022	$17,500	$17,315	$17,434
First Lien Debt Total					$430,278	$434,799
Second Lien Debt (0.69% of fair value)
Vantage Specialty Chemicals, Inc. (2) (3) (4) (11)	Chemicals, Plastics & Rubber	L + 8.75% (1.00% Floor)	2/5/2022	$2,000	$1,960	$1,987
Zywave, Inc. (2) (3) (4)	High Tech Industries	L + 9.00% (1.00% Floor)	11/17/2023	1,050	1,034	1,043
Second Lien Debt Total					$2,994	$3,030
Total Investments					$433,272	$437,829

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
Below is certain summarized consolidated financial information for Credit Fund as of June 30, 2017 and December 31, 2016, respectively. Credit Fund commenced operations in May 2016.

	June 30, 2017	December 31, 2016
	(unaudited)
Selected Consolidated Balance Sheet Information
ASSETS
Investments, at fair value (amortized cost of $794,543 and $433,272, respectively)	$800,287	$437,829
Cash and other assets	18,399	11,326
Total assets	$818,686	$449,155
LIABILITIES AND MEMBERS’ EQUITY
Secured borrowings	$545,945	$248,540
Mezzanine loans	113,100	62,384
Other liabilities	15,219	63,684
Subordinated loans and members’ equity	144,422	74,547
Liabilities and members’ equity	$818,686	$449,155

	For the three month period ended June 30, 2017	For the six month period ended June 30, 2017	For the three month and six month periods ended June 30, 2017
	(unaudited)	(unaudited)	(unaudited)
Selected Consolidated Statement of Operations Information:
Total investment income	$10,706	$18,888	$16
Expenses
Interest and credit facility expenses	6,922	12,395	38
Other expenses	367	685	387
Total expenses	7,289	13,080	425
Net investment income (loss)	3,417	5,808	(409)
Net realized gain (loss) on investments	—	—	—
Net change in unrealized appreciation (depreciation) on investments	450	1,187	(164)
Net increase (decrease) resulting from operations	$3,867	$6,995	$(573)
Debt
Credit Fund Facility
On June 24, 2016, Credit Fund entered into the Credit Fund Facility with us pursuant to which Credit Fund may from time to time request mezzanine loans from us, which was subsequently amended on June 5, 2017. The maximum principal amount of the Credit Fund Facility is $125,000. The maturity date of the Credit Fund Facility is June 24, 2018. Amounts borrowed under the Credit Fund Facility bear interest at a rate of LIBOR plus 9.00%.

During the three month periods ended June 30, 2017 and 2016, there were mezzanine loan borrowings of $38,500 and $1,000, respectively, and repayments of $11,444 and $0, respectively, under the Credit Fund Facility. During the six month periods ended June 30, 2017 and 2016, there were mezzanine loan borrowings of $84,160 and $1,000, respectively, and repayments of $33,444 and $0, respectively, under the Credit Fund Facility. As of June 30, 2017 and December 31, 2016, there were $113,100 and $62,384 in mezzanine loans outstanding, respectively.
Credit Fund Sub Facility
On June 24, 2016, Credit Fund Sub closed on the Credit Fund Sub Facility with lenders, which was subsequently amended on May 31, 2017. The Credit Fund Sub Facility provides for secured borrowings during the applicable revolving period up to an amount equal to $640,000. The facility is secured by a first lien security interest in substantially all of the portfolio investments held by Credit Fund Sub. The maturity date of the Credit Fund Sub Facility is May 22, 2023. Amounts borrowed under the Credit Fund Sub Facility bear interest at a rate of LIBOR plus 2.50%.
During the three month periods ended June 30, 2017 and 2016, there were secured borrowings of $178,570 and $18,850, respectively, and no repayments under the Credit Fund Sub Facility. During the six month periods ended June 30, 2017 and 2016, there were secured borrowings of $297,405 and $18,850, respectively, and no repayments under the Credit Fund Sub Facility. As of June 30, 2017 and December 31, 2016, there was $545,945 and $248,540 in secured borrowings outstanding, respectively.
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
The SPV closed on May 24, 2013 on the SPV Credit Facility, which was subsequently amended on June 30, 2014, June 19, 2015, June 9, 2016 and May 26, 2017. The SPV Credit Facility provides for secured borrowings during the applicable revolving period up to an amount equal to the lesser of $400,000 (the borrowing base as calculated pursuant to the terms of the SPV Credit Facility) and the amount of net cash proceeds and unpledged capital commitments the Company has received, with an accordion feature that can, subject to certain conditions, increase the aggregate maximum credit commitment up to an amount not to exceed $750,000, subject to restrictions imposed on borrowings under the Investment Company Act and certain restrictions and conditions set forth in the SPV Credit Facility, including adequate collateral to support such borrowings. The SPV Credit Facility imposes financial and operating covenants on us and the SPV that restrict our and its business activities. Continued compliance with these covenants will depend on many factors, some of which are beyond our control.
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
As of June 30, 2017 and December 31, 2016, the Company had $28,159 and $38,489, respectively, in cash and cash equivalents. The Facilities consisted of the following as of June 30, 2017 and December 31, 2016:

	June 30, 2017
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
SPV Credit Facility	$400,000	$258,597	$141,403	$10,916
Credit Facility	283,000	73,000	210,000	210,000
Total	$683,000	$331,597	$351,403	$220,916

	December 31, 2016
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
SPV Credit Facility	$400,000	$252,885	$147,115	$5,988
Credit Facility	220,000	169,000	51,000	51,000
Total	$620,000	$421,885	$198,115	$56,988

(1)	The unused portion is the amount upon which commitment fees are based.

(2)	Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.

The following were the carrying values (before debt issuance costs) and fair values of the Company’s 2015-1 Notes as of June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Aaa/AAA Class A-1A Notes	$160,000	$160,029	$160,000	$160,072
Aaa/AAA Class A-1B Notes	40,000	40,002	40,000	39,960
Aaa/AAA Class A-1C Notes	27,000	27,009	27,000	26,951
Aa2 Class A-2 Notes	46,000	46,005	46,000	45,784
Total	$273,000	$273,045	$273,000	$272,767

As of June 30, 2017, we had a combined $604,597 of outstanding consolidated indebtedness under our Facilities and 2015-1 Notes. Our annualized interest cost as of June 30, 2017, was 3.21%, excluding fees (such as fees on undrawn amounts and amortization of upfront fees).

Equity Activity
On June 9, 2017, in connection with the NFIC Acquisition, the Company issued 434,233 shares of common stock valued at approximately $8,046. See Note 13 to the consolidated financial statements in Part II, Item 8 of this Form 10-Q for additional information regarding the NFIC Acquisition.
On June 19, 2017, we closed our IPO, issuing 9,000,000 shares of our common stock at a public offering price of $18.50 per share. Net of underwriting costs, we received cash proceeds of $161,505. Shares of common stock of TCG BDC began trading on the NASDAQ Global Select Market under the symbol “CGBD” on June 14, 2017. Upon the completion of the IPO, uncalled capital commitments were automatically reduced to zero.
Shares issued as of June 30, 2017 and December 31, 2016 were 61,405,648 and 41,702,318, respectively.
The following table summarizes activity in the number of shares of our common stock outstanding during the six month periods ended June 30, 2017 and 2016:

	For the six month periods ended
	June 30, 2017	June 30, 2016
Shares outstanding, beginning of period	41,702,318	31,524,083
Common stock issued	19,692,360	4,986,373
Reinvestment of dividends	10,970	6,873
Shares outstanding, end of period	61,405,648	36,517,329
Contractual Obligations
A summary of our significant contractual payment obligations was as follows as of June 30, 2017 and December 31, 2016:

	SPV Credit Facility and Credit Facility		2015-1 Notes
Payment Due by Period	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Less than 1 Year	$—	$—	$—	$—
1-3 Years	—	—	—	—
3-5 Years	331,597	421,885	—	—
More than 5 Years	—	—	273,000	273,000
Total	$331,597	$421,885	$273,000	$273,000
As of June 30, 2017 and December 31, 2016, $258,597 and $252,885, respectively, of secured borrowings were outstanding under the SPV Credit Facility, $73,000 and $169,000, respectively, were outstanding under the Credit Facility and $273,000 of 2015-1 Notes were outstanding. For the three month and six month periods ended June 30, 2017, we incurred $5,738 and $10,772, respectively, of interest expense and $324 and $616, respectively, of unused commitment fees. For the three month and six month periods ended June 30, 2016, we incurred $3,825 and $7,424, respectively, of interest expense and $322 and $683, respectively, of unused commitment fees.
OFF BALANCE SHEET ARRANGEMENTS
In the ordinary course of our business, we enter into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in these consolidated financial statements as of June 30, 2017 and December 31, 2016 included in Part I, Item 1 of this Form 10-Q for any such exposure.
We have in the past and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments.
We had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Principal Amount as of
	June 30, 2017	December 31, 2016
Unfunded delayed draw commitments	$75,335	$35,704
Unfunded revolving term loan commitments	32,298	24,063
Total unfunded commitments	$107,633	$59,767
Pursuant to an undertaking by us in connection with the 2015-1 Debt Securitization, we agreed to hold on an ongoing basis Preferred Interests with an aggregate dollar purchase price at least equal to 5% of the aggregate outstanding amount of all collateral obligations by the 2015-1 Issuer for so long as any securities of the 2015-1 Issuer remains outstanding. As of June 30, 2017, we were in compliance with this undertaking.
DIVIDENDS AND DISTRIBUTIONS TO COMMON STOCKHOLDERS
Prior to July 5, 2017, we had an “opt in” dividend reinvestment plan. Effective on July 5, 2017, we converted our current “opt in” dividend reinvestment plan to an “opt out” dividend reinvestment plan that provides for reinvestment of our dividends and other distributions on behalf of our stockholders, other than those stockholders who have “opted out” of the plan. As a result of adopting the plan, if our Board of Directors authorizes, and we declare, a cash dividend or distribution, our stockholders who have not elected to “opt out” of our dividend reinvestment plan will have their cash dividends or distributions automatically reinvested in additional shares of our common stock, rather than receiving cash. Each registered stockholder may elect to have such stockholder’s dividends and distributions distributed in cash rather than participate in the plan. For any registered stockholder that does not so elect, distributions on such stockholder’s shares will be reinvested by State Street Bank and Trust Company, our plan administrator, in additional shares. The number of shares to be issued to the stockholder will be determined based on the total dollar amount of the cash distribution payable, net of applicable withholding taxes. We intend to use primarily newly issued shares to implement the plan so long as the market value per share is equal to or greater than the net asset value per share on the relevant valuation date. If the market value per share is less than the net asset value per share on the relevant valuation date, the plan administrator would implement the plan through the purchase of common stock on behalf of participants in the open market, unless we instruct the plan administrator otherwise.
The following table summarizes our dividends declared and payable since inception through June 30, 2017:

Date Declared	Record Date	Payment Date	Per Share Amount		Total Amount	Annualized Dividend Yield (1)
March 13, 2014	March 31, 2014	April 14, 2014	$0.19		$2,449	4.76%
June 26, 2014	June 30, 2014	July 14, 2014	$0.27		$3,481	5.52%
September 12, 2014	September 18, 2014	October 9, 2014	$0.44		$5,956	9.23%
December 19, 2014	December 29, 2014	January 26, 2015	$0.35		$6,276	8.17%
March 11, 2015	March 13, 2015	April 17, 2015	$0.37		$7,833	8.58%
June 24, 2015	June 30, 2015	July 22, 2015	$0.37		$9,902	9.03%
September 24, 2015	September 24, 2015	October 22, 2015	$0.42		$11,670	8.91%
December 29, 2015	December 29, 2015	January 22, 2016	$0.40		$12,610	8.97%
December 29, 2015	December 29, 2015	January 22, 2016	$0.18	(2)	$5,674	4.03%
March 10, 2016	March 14, 2016	April 22, 2016	$0.40		$13,337	9.26%
June 8, 2016	June 8, 2016	July 22, 2016	$0.40		$13,943	9.23%
September 28, 2016	September 28, 2016	October 24, 2016	$0.40		$15,917	9.37%
December 29, 2016	December 29, 2016	January 24, 2017	$0.41		$17,098	9.09%
December 29, 2016	December 29, 2016	January 24, 2017	$0.07	(2)	$2,919	1.55%
March 20, 2017	March 20, 2017	April 24, 2017	$0.41		$17,100	9.07%
June 20, 2017	June 30, 2017	July 18, 2017	$0.37		$22,720	8.22%

(1)
For dividends declared prior to the IPO, annualized dividend yield is calculated by dividing the declared dividend by the weighted average of the net asset value at the beginning of the quarter and the capital called during the quarter and annualizing over 4 quarterly periods. For dividends declared after the IPO, annualized dividend yield is calculated by dividing the declared dividend by the closing market price for the quarter and annualizing over 4 quarterly periods.

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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of June 30, 2017 and December 31, 2016.
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
The SPVs and the 2015-1 Issuer are disregarded entities for tax purposes and are consolidated with the tax return of the Company.
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
Interest Rate Risk
As of June 30, 2017, on a fair value basis, approximately 1% of our debt investments bear interest at a fixed rate and approximately 99% of our debt investments bear interest at a floating rate, which primarily are subject to interest rate floors. Interest rates on the investments held within our portfolio of investments are typically based on floating LIBOR, with many of these investments also having a LIBOR floor. Additionally, our Facilities are also subject to floating interest rates and are currently paid based on floating LIBOR rates.
Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our income in the future.
The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. Interest income is calculated as revenue from interest generated from our settled portfolio of investments held as of June 30, 2017 and December 31, 2016, excluding structured finance obligations and Credit Fund. These hypothetical calculations are based on a model of the settled investments in our portfolio, excluding structured finance obligations and Credit Fund, held as of June 30, 2017 and December 31, 2016, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. Interest expense is calculated based on outstanding secured borrowings and 2015-1 Notes as of June 30, 2017 and December 31, 2016 and based on the terms of our Facilities and 2015-1 Notes. Interest expense on our Facilities and 2015-1 Notes is calculated using the interest rate as of June 30, 2017 and December 31, 2016, adjusted for the hypothetical changes in rates, as shown below. We intend to continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may impact significantly our net interest income.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.
Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2017 and December 31, 2016, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled investments (considering interest rate floors for variable rate instruments), excluding structured finance obligations and Credit Fund, and outstanding secured borrowings and 2015-1 Notes assuming no changes in our investment and borrowing structure:

	As of June 30, 2017			As of December 31, 2016
Basis Point Change	Interest Income	Interest Expense	Net Investment Income	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$45,934	$(17,389)	$28,545	$40,324	$(20,037)	$20,287
Up 200 basis points	$30,623	$(11,593)	$19,030	$26,848	$(13,358)	$13,490
Up 100 basis points	$15,311	$(5,796)	$9,515	$13,372	$(6,679)	$6,693
Down 100 basis points	$(4,405)	$5,796	$1,391	$(132)	$6,282	$6,150
Down 200 basis points	$(4,595)	$7,476	$2,881	$(132)	$6,282	$6,150
Down 300 basis points	$(4,785)	$7,476	$2,691	$(132)	$6,282	$6,150

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
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting during the three month period ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.
The Company may become party to certain lawsuits in the ordinary course of business. The Company is not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against the Company. See also Note 11 to the consolidated financial statements in Part I, Item 1 of this Form 10-Q.
Item 1A. Risk Factors.
Except for as set forth below, there have been no material changes to the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2016. For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 21, 2017, which is accessible on the SEC’s website at sec.gov.
There are certain risks associated with holding debt obligations that have original issue discount or payment-in-kind interest.
OID may arise if we hold securities issued at a discount or in certain other circumstances. OID and PIK create the risk that incentive fees will be paid to the Investment Adviser based on non-cash accruals that ultimately may not be realized, while the Investment Adviser will be under no obligation to reimburse us for these fees.
The higher interest rates of OID instruments reflect the payment deferral and increased credit risk associated with these instruments, and OID instruments generally represent a significantly higher credit risk than coupon loans. Even if the accounting conditions for income accrual are met, the borrower could still default when our actual collection is supposed to occur at the maturity of the obligation.
OID instruments may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. OID income may also create uncertainty about the source of our cash dividends.
For accounting purposes, any cash dividends to stockholders representing OID income are not treated as coming from paid-in capital, even if the cash to pay them comes from the proceeds of issuances of our common stock. As a result, despite the fact that a dividend representing OID income could be paid out of amounts invested by our stockholders, the Investment Company Act does not require that stockholders be given notice of this fact by reporting it as a return of capital.
PIK interest has the effect of generating investment income at a compounding rate, thereby further increasing the incentive fees payable to the Investment Adviser. Similarly, all things being equal, the deferral associated with PIK interest also increases the loan-to-value ratio at a compounding rate.
The market price of our common stock may fluctuate significantly.
The market price and liquidity of the market for shares of our common stock that prevail in the market may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•	significant volatility in the market price and trading volume of securities of BDCs or other companies in our sector, which are not necessarily related to the operating performance of these companies;

•	price and volume fluctuations in the overall stock market from time to time;

•	the inclusion or exclusion of our stock from certain indices;

•	changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;

•	any loss of RIC or BDC status;

•	changes in earnings or perceived changes or variations in operating results;

•	changes or perceived changes in the value of our portfolio of investments;

•	changes in accounting guidelines governing valuation of our investments;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•	the inability of our Investment Adviser to employ additional experienced investment professionals or the departure of any of our Investment Adviser’s key personnel;

•	short-selling pressure with respect to shares of our common stock or BDCs generally;

•	future sales of our securities convertible into or exchangeable or exercisable for our common stock or the conversion of such securities;

•	uncertainty surrounding the strength of the U.S. economic recovery and the policies of the new presidential administration;

•	concerns regarding European sovereign debt;

•	fluctuations in base interest rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate;

•	operating performance of companies comparable to us;

•	general economic trends and other external factors; and

•	loss of a major funding source.
In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. If our stock price fluctuates significantly, we may be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.
Purchases of our common stock under the 10b5-1 Plan may result in the price of our common stock being higher than the price that otherwise might exist in the open market.
Certain individuals affiliated with Carlyle have adopted a 10b5-1 plan (the “10b5-1 Plan”) in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act, under which the participants will buy up to $15 million in the aggregate of our common stock in the open market during the period beginning July 17, 2017 and ending on the earlier of the date on which the capital committed to the 10b5-1 Plan has been exhausted or June 19, 2018, subject to certain conditions. An affiliate of Morgan Stanley will serve as the plan administrator. The 10b5-1 Plan will require Morgan Stanley, as the plan administrator, to purchase shares of common stock (i) starting on July 17, 2017 and ending when the Company publishes its net asset value per share for the quarter ended June 30, 2017, when the market price per share is $0.01 or more below the IPO offering price of $18.50 per share, and (ii) upon the public announcement of the Company’s net asset value per share for the quarter ended June 30, 2017 and through June 19, 2018, when the market price per share is below the Company’s most recently reported net asset value per share (including any updates, corrections or adjustments publicly announced by the Company to any previously announced NAV per share). Whether purchases will be made pursuant to the 10b5-1 Plan and how much will be purchased at any time is uncertain, dependent on prevailing market prices and trading volumes, all of which we cannot predict. These activities may have the effect of maintaining the market price of our common stock or retarding a decline in the market price of the common stock, and, as a result, the price of our common stock may be higher than the price that otherwise might exist in the open market.
Sales of substantial amounts of our common stock in the public market may have an adverse effect on the market price of our common stock.
Upon completion of the IPO, we had 60,966,283 shares of common stock outstanding, excluding 434,233 shares issued in association with the NFIC Acquisition and excluding 5,132 shares issued pursuant to the dividend reinvestment plan. Following the IPO and the expiration of applicable lock-up periods, sales of substantial amounts of our common stock, or the availability of such shares for sale, could adversely affect the prevailing market prices for our common stock. If this occurs and continues, it could impair our ability to raise additional capital through the sale of equity securities should we desire to do so.
Our stockholders may experience dilution in their ownership percentage if they opt out of our dividend reinvestment plan.
Effective on July 5, 2017, we converted our current “opt in” dividend reinvestment plan to an “opt out” dividend reinvestment plan, pursuant to which all dividends declared in cash payable to stockholders that do not elect to receive their distributions in cash will be automatically reinvested in shares of our common stock, rather than receiving cash. As a result, our stockholders that “opt out” of our dividend reinvestment plan may experience dilution in their ownership percentage of our common stock over time. See “Dividends and Distributions to Common Stockholders” in Note 2 to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q for a description of our dividend policy and obligations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Except as previously reported by the Company on Form 8-K, we did not sell any equity securities during the period covered in this report that were not registered under the Securities Act of 1933, as amended.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not Applicable.
Item 6. Exhibits.

2.1	Agreement and Plan of Merger, dated as of May 3, 2017, between TCG BDC, Inc. and NF Investment Corp.(1)

10.1	Fourth Amendment, dated as of May 26, 2017, to the Loan and Servicing Agreement, dated as of May 24, 2013.*

10.2	Dividend Reinvestment Plan of TCG BDC, Inc., effective July 5, 2017 (2)

31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
(1) Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed by the Company on May 9, 2017 (File No. 814-00995)
(2) Incorporated by reference to Exhibit (e)(2) to the Company’s registration statement on Form N-2 filed by the Company on June 5, 2017 (File No. 333-218114)
* Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TCG BDC, INC.

Dated: August 8, 2017	By	/s/ Venugopal Rathi
Venugopal Rathi Chief Financial Officer (principal financial and accounting officer)