Form 10-Q
period 2017-09-30
TCG BDC, INC.
filed 2017-11-07
CIK 1544206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2017
Common stock, $0.01 par value	62,207,603

TCG BDC, INC.
INDEX

Part I.	Financial Information
Item 1.	Financial Statements
	Consolidated Statements of Assets and Liabilities as of September 30, 2017 (unaudited) and December 31, 2016	3
	Consolidated Statements of Operations for the three month and nine month periods ended September 30, 2017 (unaudited) and September 30, 2016 (unaudited)	4
	Consolidated Statements of Changes in Net Assets for the nine month periods ended September 30, 2017 (unaudited) and September 30, 2016 (unaudited)	5
	Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2017 (unaudited) and September 30, 2016 (unaudited)	6
	Consolidated Schedules of Investments as of September 30, 2017 (unaudited) and December 31, 2016	7
	Notes to Consolidated Financial Statements (unaudited)	23
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	56
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	83
Item 4.	Controls and Procedures	84
Part II.	Other Information
Item 1.	Legal Proceedings	85
Item 1A.	Risk Factors	85
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	87
Item 3.	Defaults Upon Senior Securities	87
Item 4.	Mine Safety Disclosures	87
Item 5.	Other Information	87
Item 6.	Exhibits	87
	Signatures	88

TCG BDC, INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollar amounts in thousands, except per share data)

	September 30, 2017	December 31, 2016
ASSETS	(unaudited)
Investments, at fair value
Investments—non-controlled/non-affiliated, at fair value (amortized cost of $1,769,297 and $1,332,596, respectively)	$1,760,611	$1,323,102
Investments—non-controlled/affiliated, at fair value (amortized cost of $15,935 and $0, respectively)	14,959	—
Investments—controlled/affiliated, at fair value (amortized cost of $186,801 and $97,385, respectively)	188,547	99,657
Total investments, at fair value (amortized cost of $1,972,033 and $1,429,981, respectively)	1,964,117	1,422,759
Cash and cash equivalents	35,149	38,489
Receivable for investment sold	—	19,750
Deferred financing costs	3,734	3,308
Interest receivable from non-controlled/non-affiliated investments	4,892	3,407
Interest and dividend receivable from controlled/affiliated investments	5,528	2,400
Prepaid expenses and other assets	55	42
Total assets	$2,013,475	$1,490,155
LIABILITIES
Secured borrowings (Note 6)	$578,769	$421,885
2015-1 Notes payable, net of unamortized debt issuance costs of $1,999 and $2,151, respectively (Note 7)	271,001	270,849
Due to Investment Adviser	102	215
Interest and credit facility fees payable (Notes 6 and 7)	4,792	3,599
Dividend payable (Note 9)	22,888	20,018
Base management and incentive fees payable (Note 4)	9,986	8,157
Administrative service fees payable (Note 4)	100	137
Other accrued expenses and liabilities	1,484	1,158
Total liabilities	889,122	726,018
Commitments and contingencies (Notes 8 and 11)
NET ASSETS
Common stock, $0.01 par value; 200,000,000 shares authorized; 61,859,848 shares and 41,702,318 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	619	417
Paid-in capital in excess of par value	1,166,599	799,580
Offering costs	(1,588)	(74)
Accumulated net investment income (loss), net of cumulative dividends of $191,773 and $129,065 at September 30, 2017 and December 31, 2016, respectively	(280)	(3,207)
Accumulated net realized gain (loss)	(33,081)	(25,357)
Accumulated net unrealized appreciation (depreciation)	(7,916)	(7,222)
Total net assets	$1,124,353	$764,137
NET ASSETS PER SHARE	$18.18	$18.32
The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollar amounts in thousands, except per share data)
(unaudited)

	For the three month periods ended		For the nine month periods ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$34,684	$26,362	$93,564	$72,551
Other income	1,318	1,909	7,900	4,578
Total investment income from non-controlled/non-affiliated investments	36,002	28,271	101,464	77,129
From non-controlled/affiliated investments:
Interest income	834	—	834	—
Total investment income from non-controlled/affiliated investments	834	—	834	—
From controlled/affiliated investments:
Interest income	3,012	336	7,333	336
Dividend income	2,800	350	5,860	350
Total investment income from controlled/affiliated investments	5,812	686	13,193	686
Total investment income	42,648	28,957	115,491	77,815
Expenses:
Base management fees (Note 4)	6,999	4,699	17,781	13,184
Incentive fees (Note 4)	5,321	3,962	15,459	10,318
Professional fees	361	568	1,957	1,574
Administrative service fees (Note 4)	184	180	522	526
Interest expense (Notes 6 and 7)	5,922	4,051	16,694	11,475
Credit facility fees (Note 6)	521	682	1,553	2,139
Directors’ fees and expenses	121	146	355	410
Other general and administrative	472	390	1,462	1,312
Total expenses	19,901	14,678	55,783	40,938
Waiver of base management fees (Note 4)	2,333	1,567	5,927	4,395
Net expenses	17,568	13,111	49,856	36,543
Net investment income (loss)	25,080	15,846	65,635	41,272
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments:
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	172	544	(7,724)	(9,055)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated	279	10,536	808	18,239
Non-controlled/affiliated	976	—	(976)	—
Controlled/affiliated	(964)	2,244	(526)	1,957
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	463	13,324	(8,418)	11,141
Net increase (decrease) in net assets resulting from operations	$25,543	$29,170	$57,217	$52,413
Basic and diluted earnings per common share (Note 9)	$0.41	$0.78	$1.15	$1.51
Weighted-average shares of common stock outstanding—Basic and Diluted (Note 9)	61,840,100	37,489,297	49,915,318	34,623,225
Dividends declared per common share (Note 9)	$0.37	$0.40	$1.15	$1.20
The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollar amounts in thousands)
(unaudited)

	For the nine month periods ended
	September 30, 2017	September 30, 2016
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$65,635	$41,272
Net realized gain (loss) on investments	(7,724)	(9,055)
Net change in unrealized appreciation (depreciation) on investments	(694)	20,196
Net increase (decrease) in net assets resulting from operations	57,217	52,413
Capital transactions:
Common stock issued, net of offering and underwriting costs	365,505	150,102
Reinvestment of dividends	202	194
Dividends declared (Note 12)	(62,708)	(43,197)
Net increase (decrease) in net assets resulting from capital share transactions	302,999	107,099
Net increase (decrease) in net assets	360,216	159,512
Net assets at beginning of period	764,137	571,726
Net assets at end of period	$1,124,353	$731,238
The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollar amounts in thousands)
(unaudited)

	For the nine month periods ended
	September 30, 2017	September 30, 2016
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$57,217	$52,413
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	694	1,180
Net accretion of discount on investments	(8,403)	(3,605)
Paid-in-kind interest	(778)	—
Net realized (gain) loss on investments	7,724	9,055
Net change in unrealized (appreciation) depreciation on investments	694	(20,196)
Cost of investments purchased and change in payable for investments purchased	(1,011,782)	(562,916)
Proceeds from sales and repayments of investments and change in receivable for investments sold	541,111	256,482
Changes in operating assets:
Interest receivable	(3,138)	(897)
Dividend receivable	(1,475)	(350)
Prepaid expenses and other assets	(13)	130
Changes in operating liabilities:
Due to Investment Adviser	(113)	(49)
Interest and credit facility fees payable	1,193	700
Base management and incentive fees payable	1,829	10,865
Administrative service fees payable	(37)	30
Other accrued expenses and liabilities	290	347
Net cash provided by (used in) operating activities	(414,987)	(256,811)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering and underwriting costs	357,495	150,102
Borrowings on SPV Credit Facility and Credit Facility	597,450	411,435
Repayments of SPV Credit Facility and Credit Facility	(440,566)	(250,732)
Repayments of debt assumed from NFIC Acquisition	(42,128)	—
Debt issuance costs paid	(968)	(620)
Dividends paid in cash	(59,636)	(45,370)
Net cash provided by (used in) financing activities	411,647	264,815
Net increase (decrease) in cash and cash equivalents	(3,340)	8,004
Cash and cash equivalents, beginning of period	38,489	41,837
Cash and cash equivalents, end of period	$35,149	$49,841
Supplemental and non-cash activities:
Offering costs payable	$36	$—
Interest paid during the period	$15,423	$10,700
Excise taxes paid during the period	$169	$76
Dividends declared during the period	$62,708	$43,197
Reinvestment of dividends	$202	$194
Cost of investments received in the NFIC Acquisition from shares issued (Note 13)	$(8,046)	$—
Shares issued in consideration of NFIC Acquisition (Note 13)	$8,046	$—
Debt assumed from NFIC Acquisition (Note 13)	$42,128	$—
The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2017
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)	Industry	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
First Lien Debt (75.13%)
Access CIG, LLC (2) (3) (4) (13) (16)	Business Services	L + 5.00% (1.00% Floor)	10/17/2021	$18,195	$18,096	$18,246	1.62%
Achilles Acquisition LLC (2) (3) (4) (5) (13) (15)	Banking, Finance, Insurance & Real Estate	L + 6.00% (1.00% Floor)	6/6/2023	38,657	37,586	38,209	3.40
Advanced Instruments, LLC (2) (3) (4) (5) (13) (15) (16)	Healthcare & Pharmaceuticals	L + 5.25% (1.00% Floor)	10/31/2022	10,448	10,253	10,416	0.93
Alpha Packaging Holdings, Inc. (2) (3) (4) (13)	Containers, Packaging & Glass	L + 4.25% (1.00% Floor)	5/12/2020	2,904	2,902	2,904	0.26
AMS Group HoldCo, LLC (2) (3) (4) (5) (13) (15)	Transportation: Cargo	L + 6.00% (1.00% Floor)	9/29/2023	29,925	29,172	29,450	2.62
Anaren, Inc. (2) (3) (4) (13)	Telecommunications	L + 4.50% (1.00% Floor)	2/18/2021	3,832	3,812	3,832	0.34
Aquilex LLC (2) (3) (13) (16)	Environmental Industries	L + 4.00% (1.00% Floor)	12/31/2020	3,208	3,206	3,208	0.29
Audax AAMP Holdings, Inc. (2) (3) (5)	Durable Consumer Goods	L + 7.50% (1.00% Floor)	1/31/2018	12,487	12,483	12,441	1.11
Brooks Equipment Company, LLC (2) (3) (4) (13)	Construction & Building	L + 5.00% (1.00% Floor)	8/29/2020	2,591	2,578	2,590	0.23
Capstone Logistics Acquisition, Inc. (2) (3) (4) (13) (16)	Transportation: Cargo	L + 4.50% (1.00% Floor)	10/7/2021	19,198	19,076	19,150	1.70
Captive Resources Midco, LLC (2) (3) (4) (5) (13) (15) (16)	Banking, Finance, Insurance & Real Estate	L + 5.75% (1.00% Floor)	6/30/2020	30,900	30,616	30,900	2.75
Central Security Group, Inc. (2) (3) (4) (13) (16)	Consumer Services	L + 5.63% (1.00% Floor)	10/6/2021	39,183	38,826	39,101	3.48
CIP Revolution Holdings, LLC (2) (3) (4) (5) (13) (15)	Media: Advertising, Printing & Publishing	L + 6.00% (1.00% Floor)	8/19/2021	19,105	18,943	18,977	1.69
Colony Hardware Corporation (2) (3) (4) (13)	Construction & Building	L + 6.00% (1.00% Floor)	10/23/2021	22,128	21,882	22,030	1.96
Continuum Managed Services Holdco, LLC (2) (3) (5) (13) (15) (16)	High Tech Industries	L + 8.75% (1.00% Floor)	6/8/2023	22,943	22,234	23,175	2.06
Dade Paper & Bag, LLC (2) (3) (4) (5) (16)	Forest Products & Paper	L + 7.50% (1.00% Floor)	6/10/2024	49,875	48,920	49,995	4.45
Datapipe, Inc. (2) (3) (13)	Telecommunications	L + 4.75% (1.00% Floor)	3/15/2019	9,675	9,619	9,675	0.86
Dent Wizard International Corporation (2) (3) (4) (16)	Automotive	L + 4.75% (1.00% Floor)	4/7/2020	897	895	896	0.08
Derm Growth Partners III, LLC (Dermatology Associates) (2) (3) (4) (5) (13) (15)	Healthcare & Pharmaceuticals	L + 6.50% (1.00% Floor)	5/31/2022	49,917	49,302	49,624	4.41
DermaRite Industries, LLC (2) (3) (4) (5) (15) (16)	Healthcare & Pharmaceuticals	L + 7.00% (1.00% Floor)	3/3/2022	20,053	19,713	19,911	1.77
Dimensional Dental Management, LLC (2) (3) (5) (12) (15) (16)	Healthcare & Pharmaceuticals	L + 6.75% (1.00% Floor)	2/12/2021	31,780	31,106	31,625	2.81
Direct Travel, Inc. (2) (3) (4) (5) (13) (15)	Hotel, Gaming & Leisure	L + 6.50% (1.00% Floor)	12/1/2021	26,495	25,963	26,425	2.36
EIP Merger Sub, LLC (Evolve IP) (2) (3) (5) (12) (13) (16)	Telecommunications	L + 6.25% (1.00% Floor)	6/7/2021	27,284	26,593	26,921	2.39
Emergency Communications Network, LLC (2) (3) (4) (5) (13) (16)	Telecommunications	L + 6.25% (1.00% Floor)	6/1/2023	24,938	24,723	24,933	2.22
EP Minerals, LLC (2) (3) (4) (13)	Metals & Mining	L + 4.50% (1.00% Floor)	8/20/2020	7,926	7,905	7,926	0.70
FCX Holdings Corp. (2) (3) (4) (13) (16)	Capital Equipment	L + 4.50% (1.00% Floor)	8/4/2020	3,829	3,828	3,829	0.34
Frontline Technologies Holdings, LLC (2) (3) (5) (15)	Software	L + 6.50% (1.00% Floor)	9/18/2023	39,295	38,832	39,205	3.49

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2017
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)	Industry	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
First Lien Debt (75.13%) (continued)
FWR Holding Corporation (2) (3) (4) (5) (13) (15)	Beverage, Food & Tobacco	L + 6.00% (1.00% Floor)	8/21/2023	$35,666	$34,444	$34,856	3.10%
Global Franchise Group, LLC (2) (3) (4) (5) (13) (15)	Beverage, Food & Tobacco	L + 5.75% (1.00% Floor)	12/18/2019	14,505	14,366	14,463	1.29
Global Software, LLC (2) (3) (4) (13)	High Tech Industries	L + 5.25% (1.00% Floor)	5/2/2022	20,884	20,548	20,776	1.85
Green Energy Partners/Stonewall LLC (2) (3) (4) (13)	Energy: Electricity	L + 5.50% (1.00% Floor)	11/13/2021	20,000	19,653	18,652	1.66
Hummel Station LLC (2) (3) (5) (13) (16)	Energy: Electricity	L + 6.00% (1.00% Floor)	10/27/2022	25,000	24,035	22,938	2.04
Hydrofarm, LLC (2) (5) (13) (16)	Wholesale	L + 7.00%	5/12/2022	18,881	18,718	18,851	1.68
Indra Holdings Corp. (Totes Isotoner) (2) (3) (5) (13)	Non-durable Consumer Goods	L + 4.25% (1.00% Floor)	5/1/2021	18,965	17,138	11,411	1.01
Integro Parent Inc. (2) (3) (13)	Banking, Finance, Insurance & Real Estate	L + 5.75% (1.00% Floor)	10/30/2022	4,914	4,814	4,806	0.43
Legacy.com Inc. (2) (3) (5) (12)	High Tech Industries	L + 6.00% (1.00% Floor)	3/20/2023	17,000	16,642	17,241	1.53
Metrogistics LLC (2) (3) (4) (13)	Transportation: Cargo	L + 6.50% (1.00% Floor)	9/30/2022	16,681	16,491	16,625	1.48
National Technical Systems, Inc. (2) (3) (4) (5) (13) (15) (16)	Aerospace & Defense	L + 6.25% (1.00% Floor)	6/12/2021	26,351	26,056	25,554	2.27
NES Global Talent Finance US LLC (United Kingdom) (2) (3) (4) (8) (13)	Energy: Oil & Gas	L + 5.50% (1.00% Floor)	10/3/2019	13,800	13,636	13,296	1.18
NMI AcquisitionCo, Inc. (2) (3) (5) (15) (17)	High Tech Industries	P + 5.75% (2.00% Floor)	9/6/2022	51,220	50,196	50,590	4.50
OnCourse Learning Corporation (2) (3) (4) (5) (13) (15)	Consumer Services	L + 6.50% (1.00% Floor)	9/12/2021	30,411	30,076	30,198	2.69
Paradigm Acquisition Corp. (2) (3) (4) (13)	Business Services	L + 5.00% (1.00% Floor)	6/2/2022	15,461	15,339	15,461	1.38
Payment Alliance International, Inc. (2) (3) (5) (12) (16)	Business Services	L + 6.05% (1.00% Floor)	9/15/2021	26,544	25,952	26,287	2.34
Pelican Products, Inc. (2) (3) (4) (13)	Containers, Packaging & Glass	L + 4.25% (1.00% Floor)	4/11/2020	3,594	3,599	3,585	0.32
Plano Molding Company, LLC (2) (3) (4) (5) (16)	Hotel, Gaming & Leisure	L + 7.50% (1.00% Floor)	5/12/2021	21,536	21,232	18,891	1.68
PMG Acquisition Corporation (2) (3) (4) (5) (13) (15)	Healthcare & Pharmaceuticals	L + 6.25% (1.00% Floor)	5/22/2022	27,251	26,843	27,192	2.42
PPT Management Holdings, LLC (2) (3) (4) (5) (13)	Healthcare & Pharmaceuticals	L + 6.00% (1.00% Floor)	12/16/2022	24,813	24,626	24,582	2.19
Prime Risk Partners, Inc. (2) (3) (5) (15)	Banking, Finance, Insurance & Real Estate	L + 5.75% (1.00% Floor)	8/13/2023	1,549	1,503	1,506	0.13
Prime Risk Partners, Inc. (2) (3) (5) (12) (15)	Banking, Finance, Insurance & Real Estate	L + 5.75% (1.00% Floor)	8/13/2023	19,339	18,758	18,888	1.68
Product Quest Manufacturing, LLC (2) (3) (5) (10) (12)	Containers, Packaging & Glass	L + 5.75% (1.00% Floor)	9/9/2020	33,000	32,270	22,808	2.03
Product Quest Manufacturing, LLC (2) (3) (5) (15) (16)	Containers, Packaging & Glass	L + 6.75% (3.25% Floor)	3/31/2019	1,192	1,192	1,192	0.11
Prowler Acquisition Corp. (Pipeline Supply and Service, LLC) (2) (3) (4) (5)	Wholesale	L + 4.50% (1.00% Floor)	1/28/2020	14,949	14,260	13,771	1.22
PSC Industrial Holdings Corp (2) (3) (4) (13) (16)	Environmental Industries	L + 4.75% (1.00% Floor)	12/5/2020	14,588	14,378	14,588	1.30
PT Intermediate Holdings III, LLC (Parts Town) (2) (3) (4) (5) (13) (15)	Wholesale	L + 6.50% (1.00% Floor)	6/23/2022	22,700	22,498	22,642	2.01

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2017
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)	Industry	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
First Lien Debt (75.13%) (continued)
QW Holding Corporation (Quala) (2) (3) (4) (5) (13)	Environmental Industries	L + 6.75% (1.00% Floor)	8/31/2022	$36,641	$35,819	$35,989	3.20%
Reliant Pro Rehab, LLC (2) (3) (5) (12)	Healthcare & Pharmaceuticals	L + 10.00% (1.00% Floor)	12/29/2017	24,625	24,555	24,625	2.19
SolAero Technologies Corp. (2) (3) (4) (5) (16)	Telecommunications	L + 5.25% (1.00% Floor)	12/10/2020	25,312	24,501	23,216	2.05
Superior Health Linens, LLC (2) (3) (4) (5) (13) (15) (16)	Business Services	L + 6.50% (1.00% Floor)	9/30/2021	21,192	20,902	20,960	1.86
Surgical Information Systems, LLC (2) (3) (4) (5) (12) (13) (16)	High Tech Industries	L + 5.00% (1.00% Floor)	4/24/2023	30,000	29,718	29,991	2.67
T2 Systems Canada, Inc. (2) (3) (4)	Transportation: Consumer	L + 6.75% (1.00% Floor)	9/28/2022	4,020	3,933	3,985	2.11
T2 Systems, Inc. (2) (3) (4) (5) (13) (15)	Transportation: Consumer	L + 6.75% (1.00% Floor)	9/28/2022	32,728	32,011	32,429	1.13
The Hilb Group, LLC (2) (3) (5) (12) (15)	Banking, Finance, Insurance & Real Estate	L + 6.00% (1.00% Floor)	6/24/2021	32,673	32,157	32,281	2.87
The SI Organization, Inc. (2) (3) (4) (5) (13)	Aerospace & Defense	L + 4.75% (1.00% Floor)	11/23/2019	14,339	14,350	14,339	1.28
The Topps Company, Inc. (2) (3) (4) (13)	Non-durable Consumer Goods	L + 6.00% (1.25% Floor)	10/2/2020	23,192	22,986	22,413	1.99
Truckpro, LLC. (2) (3) (4) (13) (16)	Automotive	L + 5.00% (1.00% Floor)	8/6/2018	8,917	8,904	8,877	0.79
Tweddle Group, Inc. (2) (3) (4) (13)	Media: Advertising, Printing & Publishing	L + 6.00% (1.00% Floor)	10/24/2022	7,453	7,362	7,502	0.67
Vetcor Professional Practices, LLC (2) (3) (4) (5) (13) (15)	Consumer Services	L + 6.00% (1.00% Floor)	4/20/2021	35,784	35,387	36,036	3.21
Vistage Worldwide Inc. (2) (3) (4) (13) (16)	Business Services	L + 5.50% (1.00% Floor)	8/19/2021	33,133	32,960	33,133	2.95
VRC Companies, LLC (2) (3) (4) (5) (13) (15) (16)	Business Services	L + 6.50% (1.00% Floor)	3/31/2023	32,694	31,983	32,240	2.86
W/S Packaging Group Inc. (2) (3) (4) (16)	Containers, Packaging & Glass	L + 5.00% (1.00% Floor)	8/9/2019	4,015	3,881	3,583	0.32
Watchfire Enterprises, Inc. (2) (3) (13)	Media: Advertising, Printing & Publishing	L + 4.00% (1.00% Floor)	10/2/2020	1,362	1,350	1,362	0.12
Winchester Electronics Corporation (2) (3) (4) (5) (13) (15)	Capital Equipment	L + 6.50% (1.00% Floor)	6/30/2022	31,688	31,412	32,021	2.84
Zest Holdings, LLC (2) (3) (4) (13) (16)	Durable Consumer Goods	L + 4.25% (1.00% Floor)	8/16/2023	3,440	3,432	3,465	0.31
First Lien Debt Total					$1,485,930	$1,475,691	131.26%
Second Lien Debt (13.69%)
Acrisure, LLC (2) (3) (5) (15)	Banking, Finance, Insurance & Real Estate	L + 9.25% (1.00% Floor)	11/22/2024	$33,750	$32,884	$33,228	2.96%
AIM Group USA Inc. (2) (3) (4) (5) (13)	Aerospace & Defense	L + 9.00% (1.00% Floor)	8/2/2022	23,000	22,728	22,830	2.03
AmeriLife Group, LLC (2) (3) (5) (13) (16)	Banking, Finance, Insurance & Real Estate	L + 8.75% (1.00% Floor)	1/10/2023	22,000	21,638	21,723	1.94
Argon Medical Devices, Inc. (2) (3) (4) (5) (16)	Healthcare & Pharmaceuticals	L + 9.50% (1.00% Floor)	6/23/2022	25,000	24,431	25,000	2.23
Berlin Packaging L.L.C. (2) (3) (5) (13) (16)	Containers, Packaging & Glass	L + 6.75% (1.00% Floor)	10/1/2022	3,500	3,487	3,500	0.31
Confie Seguros Holding II Co. (2) (3) (5) (13) (16)	Banking, Finance, Insurance & Real Estate	L + 10.00% (1.25% Floor)	5/8/2019	9,000	8,954	8,798	0.78
Drew Marine Group Inc. (2) (3) (4) (5) (13) (16)	Chemicals, Plastics & Rubber	L + 7.00% (1.00% Floor)	5/19/2021	12,500	12,483	12,469	1.11

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2017
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)	Industry	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
Second Lien Debt (13.69%) (continued)
Genex Holdings, Inc. (2) (3) (5) (16)	Banking, Finance, Insurance & Real Estate	L + 7.75% (1.00% Floor)	5/30/2022	$8,990	$8,913	$8,910	0.79%
Institutional Shareholder Services Inc. (2) (3) (5) (13) (16)	Banking, Finance, Insurance & Real Estate	L + 8.50% (1.00% Floor)	4/29/2022	12,500	12,414	12,500	1.11
Jazz Acquisition, Inc. (Wencor) (2) (3) (5) (13)	Aerospace & Defense	L + 6.75% (1.00% Floor)	6/19/2022	7,500	7,406	7,088	0.63
Pexco LLC (2) (3) (5)	Chemicals, Plastics & Rubber	L + 8.00% (1.00% Floor)	5/8/2025	20,000	19,814	20,346	1.81
Power Stop, LLC (5) (9)	Automotive	11.00%	5/29/2022	10,000	9,845	9,920	0.88
Prowler Acquisition Corp. (Pipeline Supply and Service, LLC) (2) (3) (5)	Wholesale	L + 8.50% (1.00% Floor)	7/28/2020	3,000	2,965	2,337	0.21
Q International Courier, LLC (2) (3) (5)	Transportation: Cargo	L + 8.25% (1.00% Floor)	9/19/2025	18,750	18,376	18,546	1.65
Reladyne, Inc. (2) (3) (4) (13)	Wholesale	L + 9.50% (1.00% Floor)	1/21/2023	5,000	4,880	4,975	0.44
Rough Country, LLC (2) (3) (5) (13) (16)	Durable Consumer Goods	L + 8.50% (1.00% Floor)	11/25/2023	42,500	41,275	42,254	3.76
Superion, LLC (fka Ramundsen Public Sector, LLC) (2) (3) (13)	Sovereign & Public Finance	L + 8.50% (1.00% Floor)	1/31/2025	1,800	1,784	1,824	0.16
Vantage Specialty Chemicals, Inc. (2) (4) (17)	Chemicals, Plastics & Rubber	P + 7.75%	2/5/2022	500	504	500	0.04
Watchfire Enterprises, Inc. (2) (3) (5) (13)	Media: Advertising, Printing & Publishing	L + 8.00% (1.00% Floor)	10/2/2021	7,000	6,939	7,000	0.62
Zywave, Inc. (2) (3) (5)	High Tech Industries	L + 9.00% (1.00% Floor)	11/17/2023	4,950	4,884	5,035	0.45
Second Lien Debt Total					$266,604	$268,783	23.91%

Investments—non-controlled/non-affiliated (1)	Industry	Maturity Date	Par Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
Structured Finance Obligations (0.13%) (5) (8) (11)
1776 CLO I, Ltd., Subordinated Notes	Structured Finance	5/8/2020	$11,750	$6,436	$2,585	0.23%
Structured Finance Obligations Total				$6,436	$2,585	0.23%

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2017
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)	Industry	Shares/ Units	Cost	Fair Value (7)	Percentage of Net Assets
Equity Investments (0.69%) (5)
CIP Revolution Holdings, LLC	Media: Advertising, Printing & Publishing	30,000	$300	$388	0.04%
Dade Paper & Bag, LLC	Forest Products & Paper	1,500,000	1,500	2,169	0.19
DecoPac, Inc.	Non-durable Consumer Goods	1,500,000	1,500	1,500	0.13
Derm Growth Partners III, LLC (Dermatology Associates)	Healthcare & Pharmaceuticals	1,000,000	1,000	1,573	0.14
GS Holdco LLC (Global Software, LLC)	High Tech Industries	1,000,000	1,001	1,506	0.13
Legacy.com Inc.	High Tech Industries	1,500,000	1,500	1,679	0.15
Power Stop Intermediate Holdings, LLC	Automotive	7,150	715	1,139	0.10
Rough Country, LLC	Durable Consumer Goods	754,775	755	850	0.08
T2 Systems Parent Corporation	Transportation: Consumer	555,556	556	553	0.05
THG Acquisition, LLC (The Hilb Group, LLC)	Banking, Finance, Insurance & Real Estate	1,500,000	1,500	2,195	0.20
Equity Investments Total			$10,327	$13,552	1.21%
Total investments—non-controlled/non-affiliated			$1,769,297	$1,760,611	156.61%

Investments—non-controlled/affiliated (5) 18)	Industry	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
First Lien Debt (0.76%)
TwentyEighty, Inc.—Revolver (2) (3) (15)	Business Services	L + 8.00% (1.00% Floor)	3/21/2020	$—	$(6)	$(9)	—%
TwentyEighty, Inc.—(Term A Loans) (2) (3)	Business Services	L + 3.50% (1.00% Floor) cash, 4.50% PIK	3/21/2020	3,859	3,839	3,735	0.33
TwentyEighty, Inc.—(Term B Loans)	Business Services	1.00% cash, 7.00% PIK	3/21/2020	6,598	6,360	6,149	0.55
TwentyEighty, Inc.—(Term C Loans)	Business Services	0.25% cash, 8.75% PIK	3/21/2020	6,380	5,742	5,084	0.45
First Lien Debt Total					$15,935	$14,959	1.33%

Investments—non-controlled/affiliated (5) (18)	Industry	Shares/ Units	Cost	Fair Value (7)	Percentage of Net Assets
Equity Investments (0.00%)
TwentyEighty Investors LLC	Business Services	69,786	$—	$—	—%
Equity Investments Total			$—	$—	—%
Total investments—non-controlled/affiliated			$15,935	$14,959	1.33%

Investments—controlled/affiliated	Industry	Interest Rate (2)	Maturity Date	Par Amount/ LLC Interest	Cost	Fair Value (7)	Percentage of Net Assets
Investment Fund (9.60%) (8)
Middle Market Credit Fund, LLC, Mezzanine Loan (2) (5) (9) (14)	Investment Fund	L + 9.00%	6/24/2018	$112,300	$112,300	$112,300	9.99%
Middle Market Credit Fund, LLC, Subordinated Loan and Member’s Interest (5) (14)	Investment Fund	0.001	3/1/2021	74,501	74,501	76,247	6.78
Investment Fund Total					$186,801	$188,547	16.77%
Total investments—controlled/affiliated					$186,801	$188,547	16.77%
Total investments					$1,972,033	$1,964,117	174.71%

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2017
(dollar amounts in thousands)
(unaudited)

(1)
Unless otherwise indicated, issuers of debt and equity investments held by TCG BDC, Inc. (together with its consolidated subsidiaries, “we,” “us,” “our,” “TCG BDC” or the “Company”) are domiciled in the United States and issuers of structured finance obligations are domiciled in the Cayman Islands. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of September 30, 2017, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of September 30, 2017, the Company is not an “affiliated person” of any of these portfolio companies.

(2)
Variable rate loans to the portfolio companies bear interest at a rate that may be determined by reference to either LIBOR (“L”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has provided the interest rate in effect as of September 30, 2017. As of September 30, 2017, all of our LIBOR loans were indexed to the 90-day LIBOR rate at 1.33%, except for those loans as indicated in Note 16 below.

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

(7)
Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (see Note 2, Significant Accounting Policies, and Note 3, Fair Value Measurements), pursuant to the Company’s valuation policy. The fair value of all first lien and second lien debt investments, structured finance obligations, equity investments and the investment fund mezzanine loan was determined using significant unobservable inputs.

(8)
The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.

(9)	Represents a corporate mezzanine loan, which is subordinated to senior secured term loans of the portfolio company/investment fund.

(10)	Loan was on non-accrual status as of September 30, 2017.

(11)
As of September 30, 2017, the Company has a greater than 25% but less than 50% equity or subordinated notes ownership interest in certain structured finance obligations. These investments have governing documents that preclude the Company from controlling management of the entity and therefore the Company has determined that the issuer of the investment is not a controlled affiliate or a non-controlled affiliate because the investments are not “voting securities”.

(12)
In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company is entitled to receive additional interest as a result of an agreement among lenders as follows: Dimensional Dental Management, LLC (4.46%), EIP Merger Sub, LLC (Evolve IP) (3.98%), Legacy.com Inc. (4.13%), Payment Alliance International Inc. (2.70%), Prime Risk Partners, Inc. (3.33%), Product Quest Manufacturing, LLC (3.54%), Reliant Pro Rehab, LLC (nil), Surgical Information Systems, LLC (1.01%) and The Hilb Group, LLC (3.40%). Pursuant to the agreement among lenders in respect of this loan, this investment represents a first lien/last out loan, which has a secondary priority behind the first lien/first out loan with respect to principal, interest and other payments.

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

(15)	As of September 30, 2017, the Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2017
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
First and Second Lien Debt—unfunded delayed draw and revolving term loans commitments
Achilles Acquisition LLC	Delayed Draw	1.00%	$4,392	$(46)
Acrisure, LLC	Delayed Draw	1.50	11,250	(131)
Advanced Instruments, LLC	Revolver	0.50	1,167	(3)
AMS Group HoldCo, LLC	Delayed Draw	1.00	5,491	(69)
AMS Group HoldCo, LLC	Revolver	0.50	2,315	(29)
Captive Resources Midco, LLC	Delayed Draw	1.50	3,571	—
Captive Resources Midco, LLC	Revolver	0.50	2,143	—
CIP Revolution Holdings, LLC	Revolver	0.50	1,331	(8)
Continuum Managed Services HoldCo, LLC	Delayed Draw	1.00	1,917	16
Continuum Managed Services HoldCo, LLC	Revolver	0.50	2,500	21
DermaRite Industries, LLC	Revolver	0.50	3,848	(23)
Derm Growth Partners III, LLC (Dermatology Associates)	Delayed Draw	1.00	869	(5)
Derm Growth Partners III, LLC (Dermatology Associates)	Revolver	0.50	2,420	(13)
Dimensional Dental Management, LLC	Delayed Draw	1.00	11,478	(41)
Direct Travel, Inc.	Delayed Draw	1.00	7,309	(15)
Frontline Technologies Holdings, LLC	Delayed Draw	1.00	7,705	(15)
FWR Holding Corporation	Delayed Draw	1.00	11,111	(180)
FWR Holding Corporation	Revolver	0.50	3,221	(52)
Global Franchise Group, LLC	Revolver	0.50	495	(1)
National Technical Systems, Inc.	Revolver	0.50	2,500	(85)
NMI AcquisitionCo, Inc.	Revolver	0.50	1,280	(15)
OnCourse Learning Corporation	Revolver	0.50	954	(6)
PMG Acquisition Corporation	Revolver	0.50	2,356	(5)
Prime Risk Partners, Inc.	Delayed Draw	0.50	863	(15)
Prime Risk Partners, Inc.	Delayed Draw	0.50	10,744	(161)
Product Quest Manufacturing, LLC	Revolver	0.50	4,766	—
PT Intermediate Holdings III, LLC (Parts Town)	Revolver	0.50	500	(1)
Superior Health Linens, LLC	Revolver	0.50	2,617	(25)
T2 Systems, Inc.	Revolver	0.50	1,760	(15)
The Hilb Group, LLC	Delayed Draw	1.00	9,543	(89)
TwentyEighty, Inc. (fka Miller Heiman, Inc.)	Revolver	0.50	607	(9)
Vetcor Professional Practices, LLC	Delayed Draw	1.00	3,175	20
VRC Companies, LLC	Delayed Draw	0.75	1,805	(23)
VRC Companies, LLC	Revolver	0.50	903	(12)
Winchester Electronics Corporation	Delayed Draw	1.00	2,917	28
Total unfunded commitments			$131,823	$(1,007)

(16)	As of September 30, 2017, this LIBOR loan was indexed to the 30-day LIBOR rate at 1.23%.

(17)	As of September 30, 2017, this loan was indexed to the U.S. Prime Rate at 4.25%.

(18)	Under the Investment Company Act, the Company is deemed an “affiliated person” of this portfolio company because the Company owns 5% or more of the portfolio company’s outstanding voting securities.

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2017
(dollar amounts in thousands)
(unaudited)

As of September 30, 2017, investments at fair value consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt (excluding First Lien/Last Out)	$1,264,114	$1,259,983	64.15%
First Lien/Last Out Unitranche	237,751	230,667	11.74
Second Lien Debt	266,604	268,783	13.69
Structured Finance Obligations	6,436	2,585	0.13
Equity Investments	10,327	13,552	0.69
Investment Fund	186,801	188,547	9.60
Total	$1,972,033	$1,964,117	100.00%
The rate type of debt investments at fair value as of September 30, 2017 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value of First and Second Lien Debt
Floating Rate	$1,746,522	$1,738,280	98.80%
Fixed Rate	21,947	21,153	1.20
Total	$1,768,469	$1,759,433	100.00%

The industry composition of investments at fair value as of September 30, 2017 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$70,540	$69,811	3.55%
Automotive	20,359	20,832	1.06
Banking, Finance, Insurance & Real Estate	211,737	213,944	10.89
Beverage, Food & Tobacco	48,810	49,319	2.51
Business Services	161,167	161,286	8.21
Capital Equipment	35,240	35,850	1.83
Chemicals, Plastics & Rubber	32,801	33,315	1.70
Construction & Building	24,460	24,620	1.25
Consumer Services	104,289	105,335	5.36
Containers, Packaging & Glass	47,331	37,572	1.91
Durable Consumer Goods	57,945	59,010	3.00
Energy: Electricity	43,688	41,590	2.12
Energy: Oil & Gas	13,636	13,296	0.68
Environmental Industries	53,403	53,785	2.74
Forest Products & Paper	50,420	52,164	2.66
Healthcare & Pharmaceuticals	211,829	214,548	10.92
High Tech Industries	146,723	149,993	7.64
Hotel, Gaming & Leisure	47,195	45,316	2.31
Investment Fund	186,801	188,547	9.60
Media: Advertising, Printing & Publishing	34,894	35,229	1.79
Metals & Mining	7,905	7,926	0.40
Non-durable Consumer Goods	41,624	35,324	1.80
Software	38,832	39,205	2.00
Sovereign & Public Finance	1,784	1,824	0.09
Structured Finance	6,436	2,585	0.13
Telecommunications	89,248	88,577	4.51
Transportation: Cargo	83,115	83,771	4.27
Transportation: Consumer	36,500	36,967	1.88
Wholesale	63,321	62,576	3.19
Total	$1,972,033	$1,964,117	100.00%

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2017
(dollar amounts in thousands)
(unaudited)

The geographical composition of investments at fair value as of September 30, 2017 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Cayman Islands	$6,436	$2,585	0.13%
United Kingdom	13,636	13,296	0.68
United States	1,951,961	1,948,236	99.19
Total	$1,972,033	$1,964,117	100.00%
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

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2016
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
First Lien Debt—unfunded delayed draw and revolving term loans commitments
Advanced Instruments, LLC	Revolver	0.50%	$2,500	$(25)
Captive Resources Midco, LLC	Revolver	0.50	1,875	(2)
Captive Resources Midco, LLC	Delayed Draw	1.25	3,125	(4)
CIP Revolution Holdings, LLC	Revolver	0.50	1,331	6
CIP Revolution Holdings, LLC	Delayed Draw	0.75	1,331	6
Derm Growth Partners III, LLC (Dermatology Associates)	Revolver	0.50	1,672	1
Derm Growth Partners III, LLC (Dermatology Associates)	Delayed Draw	1.00	5,247	4
Dimensional Dental Management, LLC	Delayed Draw	1.00	2,507	(23)
Dimora Brands, Inc. (fka TK USA Enterprises, Inc.)	Revolver	0.50	4,750	(30)
Direct Travel, Inc.	Delayed Draw	1.00	9,658	(56)
Green Plains II LLC	Revolver	0.50	1,352	14
National Technical Systems, Inc.	Revolver	0.50	2,031	(102)
National Technical Systems, Inc.	Delayed Draw	1.00	4,469	(165)
OnCourse Learning Corporation	Revolver	0.50	859	2
PT Intermediate Holdings III, LLC (Parts Town)	Revolver	0.50	2,025	15
Superior Health Linens, LLC	Revolver	0.50	2,735	(17)
T2 Systems, Inc.	Revolver	0.50	2,933	29
The Hilb Group, LLC	Delayed Draw	1.00	3,810	16
Vetcor Professional Practices, LLC	Delayed Draw	1.00	3,057	18
Winchester Electronics Corporation	Delayed Draw	1.00	2,500	8
Total unfunded commitments			$59,767	$(305)

(16)	As of December 31, 2016, this LIBOR loan was indexed to the 30-day LIBOR rate at 0.77%.
As of December 31, 2016, investments at fair value consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt (excluding First Lien/Last Out)	$964,398	$955,478	67.15%
First Lien/Last Out Unitranche	180,928	184,070	12.94
Second Lien Debt	172,960	171,864	12.08
Structured Finance Obligations	9,239	5,216	0.37
Equity Investments	5,071	6,474	0.46
Investment Fund	97,385	99,657	7.00
Total	$1,429,981	$1,422,759	100.00%
The rate type of debt investments at fair value as of December 31, 2016 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value of First and Second Lien Debt
Floating Rate	$1,308,455	$1,301,549	99.25%
Fixed Rate	9,831	9,863	0.75
Total	$1,318,286	$1,311,412	100.00%

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
As of September 30, 2017
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
On May 2, 2013, the Company completed its initial closing of capital commitments (the “Initial Closing”) and subsequently commenced substantial investment operations. Effective March 15, 2017, the Company changed its name from “Carlyle GMS Finance, Inc.” to “TCG BDC, Inc.” On June 19, 2017, the Company closed its initial public offering (“IPO”), issuing 9,454,200 shares of its common stock (including shares issued pursuant to the exercise of the underwriters’ over-allotment option on July 5, 2017) at a public offering price of $18.50 per share. Net of underwriting costs, the Company received cash proceeds of $169,488. Shares of common stock of TCG BDC began trading on the NASDAQ Global Select Market under the symbol “CGBD” on June 14, 2017.
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
The interim financial statements have been prepared in accordance with US GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with US GAAP are omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of consolidated financial statements for the interim period presented have been included. These adjustments are of a normal, recurring nature. This Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2016. The results of operations for the three month and nine month periods ended September 30, 2017 are not necessarily indicative of the operating results to be expected for the full year.
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
The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Consolidated Statements of Operations. As of September 30, 2017, the fair value of the loan in the portfolio with PIK provisions was $14,968, which represents approximately 0.76% of total investments at fair value. For the three month and nine month periods ended September 30, 2017, the Company earned $778 in PIK income. As of December 31, 2016 and for the three month and nine month periods ended September 30, 2016, no loans in the portfolio contained PIK provisions.
Dividend Income
Dividend income from the investment fund is recorded on the record date for the investment fund to the extent that such amounts are payable by the investment fund and are expected to be collected.
Other Income
Other income may include income such as consent, waiver, amendment, syndication and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive fees for guaranteeing the outstanding debt of a portfolio company. Such fees are amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in other assets in the accompanying Consolidated Statements of Assets and Liabilities. For the three month and nine month periods ended September 30, 2017, the Company earned $1,318 and $7,900, respectively, in other income, primarily from syndication and prepayment fees. For the three month and nine month periods ended September 30, 2016, the Company earned $1,909 and $4,578, respectively, in other income, primarily from syndication and prepayment fees.

Non-Accrual Income
Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid current and, in management’s judgment, are likely to remain current. Management may not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2017, the fair value of the loan in the portfolio on non-accrual status was $22,808, which represents approximately 1.16% of total investments at fair value. The remaining first and second lien debt investments were performing and current on their interest payments as of September 30, 2017. All first and second lien debt investments were performing and current on their interest payments as of September 30, 2016.
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
Organization and Offering Costs
The Company agreed to reimburse the Investment Adviser for initial organization and offering costs incurred on behalf of the Company up to $1,500. As of September 30, 2017 and December 31, 2016, $1,500 of initial organization and offering costs had been incurred by the Company and $57 of excess initial organization and offering costs had been incurred by the Investment Adviser since inception. The Company’s initial organization costs incurred were expensed and the initial offering costs were charged against equity when incurred.
Offering costs consist primarily of fees and expenses incurred in connection with the offering of shares, including legal, underwriting, printing and other costs, as well as costs associated with the preparation and filing of applicable registration statements. Upon consummation of the IPO, the Company is no longer a closed–end fund with a continuous offering period and, thus, offering costs are charged against equity when incurred. During the nine month period ended September 30, 2017, $3,028 of the offering costs were incurred, 50% of which were paid by the Investment Adviser.
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

Prior to July 5, 2017, the Company had an “opt in” dividend reinvestment plan. Effective on July 5, 2017, the Company converted the “opt in” dividend reinvestment plan to an “opt out” dividend reinvestment plan that provides for reinvestment of dividends and other distributions on behalf of the stockholders, other than those stockholders who have “opted out” of the plan. As a result of adopting the plan, if our Board of Directors authorizes, and the Company declares, a cash dividend or distribution, the stockholders who have not elected to “opt out” of the dividend reinvestment plan will have their cash dividends or distributions automatically reinvested in additional shares of the Company’s common stock, rather than receiving cash. Each registered stockholder may elect to have such stockholder’s dividends and distributions distributed in cash rather than participate in the plan. For any registered stockholder that does not so elect, distributions on such stockholder’s shares will be reinvested by State Street Bank and Trust Company, our plan administrator, in additional shares. The number of shares to be issued to the stockholder will be determined based on the total dollar amount of the cash distribution payable, net of applicable withholding taxes. The Company intends to use primarily newly issued shares to implement the plan so long as the market value per share is equal to or greater than the net asset value per share on the relevant valuation date. If the market value per share is less than the net asset value per share on the relevant valuation date, the plan administrator would implement the plan through the purchase of common stock on behalf of participants in the open market, unless the Company instructs the plan administrator otherwise.
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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of September 30, 2017 and December 31, 2016.
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
Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the three month and nine month periods ended September 30, 2017 and 2016, there were no transfers between levels.
The following tables summarize the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of September 30, 2017 and December 31, 2016:

	September 30, 2017
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$1,490,650	$1,490,650
Second Lien Debt	—	—	268,783	268,783
Structured Finance Obligations	—	—	2,585	2,585
Equity Investments	—	—	13,552	13,552
Investment Fund
Mezzanine Loan	—	—	112,300	112,300
Subtotal	$—	$—	$1,887,870	$1,887,870
Investments measured at net asset value (1)				76,247
Total				$1,964,117

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$1,139,548	$1,139,548
Second Lien Debt	—	—	171,864	171,864
Structured Finance Obligations	—	—	5,216	5,216
Equity Investments	—	—	6,474	6,474
Investment Fund
Mezzanine Loan	—	—	62,384	62,384
Subtotal	$—	$—	$1,385,486	$1,385,486
Investments measured at net asset value (1)				37,273
Total				$1,422,759

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

The changes in the Company’s investments at fair value for which the Company has used Level 3 inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level 3 investments still held are as follows:

	Financial Assets For the three month period ended September 30, 2017
	First Lien Debt	Second Lien Debt	Structured Finance Obligations	Equity Investments	Investment Fund - Mezzanine Loan	Total
Balance, beginning of period	$1,270,078	$250,765	$2,597	$10,722	$113,100	$1,647,262
Purchases	267,658	28,875	—	1,500	7,600	305,633
Sales	(20,610)	—	—	—	—	(20,610)
Paydowns	(26,731)	(12,500)	(43)	—	(8,400)	(47,674)
Accretion of discount	1,548	284	—	—	—	1,832
Net realized gains (losses)	141	—	31	—	—	172
Net change in unrealized appreciation (depreciation)	(1,434)	1,359	—	1,330	—	1,255
Balance, end of period	$1,490,650	$268,783	$2,585	$13,552	$112,300	$1,887,870
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held as of September 30, 2017 included in net change in unrealized appreciation (depreciation) on investments non-controlled/non-affiliated on the Consolidated Statements of Operations	$(1,053)	$1,519	$—	$1,330	$—	$1,796

	Financial Assets For the three month period ended September 30, 2016
	First Lien Debt	Second Lien Debt	Structured Finance Obligations	Equity Investments	Investment Fund - Mezzanine Loan	Total
Balance, beginning of period	$944,494	$219,383	$8,040	$4,703	$1,000	$1,177,620
Purchases	244,501	—	—	856	53,200	298,557
Sales	(13,342)	(8,274)	—	—	(22,400)	(44,016)
Paydowns	(65,764)	(20,969)	(1,432)	—	—	(88,165)
Accretion of discount	1,591	288	—	—	—	1,879
Net realized gains (losses)	(99)	221	(1)	—	—	121
Net change in unrealized appreciation (depreciation)	3,206	5,648	1,145	661	—	10,660
Balance, end of period	$1,114,587	$196,297	$7,752	$6,220	$31,800	$1,356,656
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held as of September 30, 2016 included in net change in unrealized appreciation (depreciation) on investments non-controlled/non-affiliated on the Consolidated Statements of Operations	$4,051	$5,507	$1,145	$661	$—	$11,364

	Financial Assets For the nine month period ended September 30, 2017
	First Lien Debt	Second Lien Debt	Structured Finance Obligations	Equity Investments	Investment Fund - Mezzanine Loan	Total
Balance, beginning of period	$1,139,548	$171,864	$5,216	$6,474	$62,384	$1,385,486
Purchases	800,283	125,935	—	5,256	91,760	1,023,234
Sales	(149,302)	(2,978)	—	—	—	(152,280)
Paydowns	(294,552)	(29,893)	(2,792)	—	(41,844)	(369,081)
Accretion of discount	7,821	582	—	—	—	8,403
Net realized gains (losses)	(7,710)	(3)	(11)	—	—	(7,724)
Net change in unrealized appreciation (depreciation)	(5,438)	3,276	172	1,822	—	(168)
Balance, end of period	$1,490,650	$268,783	$2,585	$13,552	$112,300	$1,887,870
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held as of September 30, 2017 included in net change in unrealized appreciation (depreciation) on investments non-controlled/non-affiliated on the Consolidated Statements of Operations	$(9,517)	$3,627	$127	$1,822	$—	$(3,941)

	Financial Assets For the nine month period ended September 30, 2016
	First Lien Debt	Second Lien Debt	Structured Finance Obligations	Equity Investments	Investment Fund - Mezzanine Loan	Total
Balance, beginning of period	$785,459	$210,396	$44,812	$2,424	$—	$1,043,091
Purchases	468,155	33,488	—	2,857	54,200	558,700
Sales	(54,641)	(19,109)	(30,457)	—	(22,400)	(126,607)
Paydowns	(90,540)	(33,462)	(6,689)	—	—	(130,691)
Accretion of discount	3,033	574	(31)	—	—	3,576
Net realized gains (losses)	72	221	(9,771)	—	—	(9,478)
Net change in unrealized appreciation (depreciation)	3,049	4,189	9,888	939	—	18,065
Balance, end of period	$1,114,587	$196,297	$7,752	$6,220	$31,800	$1,356,656
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held as of September 30, 2016 included in net change in unrealized appreciation (depreciation) on investments non-controlled/non-affiliated on the Consolidated Statements of Operations	$2,713	$3,281	$687	$939	$—	$7,620
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
The following tables summarize the quantitative information related to the significant unobservable inputs for Level 3 instruments which are carried at fair value as of September 30, 2017 and December 31, 2016:

	Fair Value as of September 30, 2017	Valuation Techniques	Significant Unobservable Inputs	Range
				Low	High	Weighted Average
Investments in First Lien Debt	$1,391,668	Discounted Cash Flow	Discount Rate	4.36%	17.63%	8.16%
	76,174	Consensus Pricing	Indicative Quotes	60.17	100.28	93.59
	22,808	Income Approach	Discount Rate	9.47%	9.47%	9.47%
		Market Approach	Comparable Multiple	8.09x	8.09x	8.09x
Total First Lien Debt	1,490,650
Investments in Second Lien Debt	211,396	Discounted Cash Flow	Discount Rate	7.72%	20.22%	9.85%
	57,387	Consensus Pricing	Indicative Quotes	94.50	100.00	98.98
Total Second Lien Debt	268,783
Investments in Structured Finance Obligations	2,585	Consensus Pricing	Indicative Quotes	22.00	22.00	22.00
Total Structured Finance Obligations	2,585
Investments in Equity	13,552	Income Approach	Discount Rate	7.69%	12.12%	8.85%
		Market Approach	Comparable Multiple	7.52x	14.86x	11.10x
Total Equity Investments	13,552
Investments in Investment Fund—Mezzanine Loan	112,300	Income Approach	Repayment Rate	100.00%	100.00%	100.00%
Total Investment Fund—Mezzanine Loan	112,300
Total Level 3 Investments	$1,887,870

	Fair Value as of December 31, 2016	Valuation Techniques	Significant Unobservable Inputs	Range
				Low	High	Weighted Average
Investments in First Lien Debt	$986,695	Discounted Cash Flow	Discount Rate	4.50%	16.33%	7.94%
	152,853	Consensus Pricing	Indicative Quotes	40.75	106.36	97.29
Total First Lien Debt	1,139,548
Investments in Second Lien Debt	153,657	Discounted Cash Flow	Discount Rate	7.93%	11.05%	9.75%
	16,525	Consensus Pricing	Indicative Quotes	83.17	100.88	94.48
	1,682	Income Approach	Discount Rate	15.32%	15.32%	15.32%
		Market Approach	Comparable Multiple	8.01x	8.68x	8.34x
Total Second Lien Debt	171,864
Investments in Structured Finance Obligations	2,761	Discounted Cash Flow	Discount Rate	22.00%	22.00%	22.00%
			Default Rate	1.13	1.13	1.13
			Prepayment Rate	35.00	35.00	35.00
			Recovery Rate	65.00	65.00	65.00
	2,455	Consensus Pricing	Indicative Quotes	0.10	48.79	48.50
Total Structured Finance Obligations	5,216
Investments in Equity	6,474	Income Approach	Discount Rate	8.68%	10.40%	9.41%
		Market Approach	Comparable Multiple	7.22x	13.71x	11.00x
Total Equity Investments	6,474
Investments in Investment Fund—Mezzanine Loan	62,384	Income Approach	Repayment Rate	100.00%	100.00%	100.00%
Total Investment Fund—Mezzanine Loan	62,384
Total Level 3 Investments	$1,385,486
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
Financial instruments disclosed but not carried at fair value
The following table presents the carrying value and fair value of the Company’s secured borrowings disclosed but not carried at fair value as of September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured borrowings	$578,769	$578,769	$421,885	$421,885
Total	$578,769	$578,769	$421,885	$421,885
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
The following table represents the carrying values (before debt issuance costs) and fair values of the Company’s 2015-1 Notes disclosed but not carried at fair value as of September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Aaa/AAA Class A-1A Notes	$160,000	$160,030	$160,000	$160,072
Aaa/AAA Class A-1B Notes	40,000	40,009	40,000	39,960
Aaa/AAA Class A-1C Notes	27,000	27,009	27,000	26,951
Aa2 Class A-2 Notes	46,000	46,008	46,000	45,784
Total	$273,000	$273,056	$273,000	$272,767
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
4. RELATED PARTY TRANSACTIONS
Investment Advisory Agreement
On April 3, 2013, the Company’s Board of Directors, including a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the Investment Company Act (the “Independent Directors”), approved an investment advisory agreement (the “Original Investment Advisory Agreement”) between the Company and the Investment Adviser in accordance with, and on the basis of an evaluation satisfactory to such directors as required by, Section 15(c) of the Investment Company Act. The Original Investment Advisory Agreement was amended on September 15, 2017 (as amended, the “Investment Advisory Agreement”) after the approval of the Company’s Board of Directors, including a majority of the Independent Directors, at an in-person meeting of the Board of Directors held on May 30, 2017 and the approval of the Company’s stockholders at a special meeting of stockholders held on September 15, 2017. The Investment Advisory Agreement was amended, among other things, to (i) reduce the incentive fee payable by the Company to the Investment Adviser from an annual rate of 20% to an annual rate of 17.5%, (ii) delete the incentive fee payment deferral test described below, and (iii) include in the pre-incentive fee net investment income, in the case of investments with a deferred interest feature, accrued income that the Company has not yet received in cash. The initial term of the Investment Advisory Agreement is two years from September 15, 2017 and, unless terminated earlier, the Investment Advisory Agreement will renew automatically for successive annual periods, provided that such continuance is specifically approved at least annually by the vote of the Board of Directors and by the vote of a majority of the Independent Directors. The Investment Advisory Agreement will automatically terminate in the event of an assignment and may be terminated by either party without penalty upon at least 60 days’ written notice to the other party. Subject to the overall supervision of the Board of Directors, the Investment Adviser provides investment advisory services to the Company. For providing these services, the Investment Adviser receives fees from the Company consisting of two components—a base management fee and an incentive fee.
Effective September 15, 2017, the base management fee is calculated and payable quarterly in arrears at an annual rate of 1.50% of the average value of the gross assets at the end of the two most recently completed fiscal quarters, except for the first quarter following the IPO, in which case the base management fee is calculated based on the Company’s gross assets as of the end of such fiscal quarter. In each case, the base management fee will be appropriately adjusted for any share issuances or repurchases during such fiscal quarter and the base management fees for any partial month or quarter will be pro-rated. The Company’s gross assets exclude any cash and cash equivalents and include assets acquired through the incurrence of debt from use of the SPV Credit Facility, Credit Facility and 2015-1 Notes (see Note 6, Borrowings, and Note 7, 2015-1 Notes). For purposes of this calculation, cash and cash equivalents include any temporary investments in cash-equivalents, U.S. government securities and other high quality investment grade debt investments that mature in 12 months or less from the date of investment.
Prior to September 15, 2017, under the Original Investment Advisory Agreement, the base management fee was calculated and payable quarterly in arrears at an annual rate of 1.50% of the average daily gross assets of the Company for the period adjusted for share issuances or repurchases. Prior to the IPO, the Investment Adviser waived its right to receive one-third (0.50%) of the 1.50% base management fee. Any waived base management fees are not subject to recoupment by the Investment Adviser
The fee waiver terminated when the IPO had been consummated. As previously disclosed, in connection with the IPO, the Investment Adviser has agreed to continue the fee waiver until the completion of the first full quarter after the consummation of the IPO. As a result, beginning October 1, 2017, the base management fee is calculated at an annual rate of 1.50% of the Company’s gross assets.
The incentive fee has two parts. The first part is calculated and payable quarterly in arrears based on the pre-incentive fee net investment income for the immediately preceding calendar quarter. The second part is determined and payable in arrears based on capital gains as of the end of each calendar year.
Pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the operating expenses accrued for the quarter (including the base management fee, expenses payable under the administration agreement, and any interest expense or fees on any credit facilities or outstanding debt and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature, accrued income that the Company has not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
Effective September 15, 2017, pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, will be compared to a “hurdle rate” of 1.50% per quarter (6% annualized) or a “catch-up rate” of 1.82% per quarter (7.28% annualized), as applicable.
Pursuant to the Investment Advisory Agreement, the Company pays its Investment Adviser an incentive fee with respect to its pre-incentive fee net investment income in each calendar quarter as follows:

•	no incentive fee based on pre-incentive fee net investment income in any calendar quarter in which its pre-incentive fee net investment income does not exceed the hurdle rate of 1.50%;

•
100% of pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 1.82% in any calendar quarter (7.28% annualized). The Company refers to this portion of the pre-incentive fee net investment income (which exceeds the hurdle rate but is less than 1.82%) as the “catch-up.” The “catch-up” is meant to provide the Investment Adviser with approximately 17.5% of the Company’s pre-incentive fee net investment income as if a hurdle rate did not apply if this net investment income exceeds 1.82% in any calendar quarter; and

•
17.5% of the amount of pre-incentive fee net investment income, if any, that exceeds 1.82% in any calendar quarter (7.28% annualized) will be payable to the Investment Adviser. This reflects that once the hurdle rate is reached and the catch-up is achieved, 17.5% of all pre-incentive fee investment income thereafter is allocated to the Investment Adviser.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 17.5% of realized capital gains, if any, on a cumulative basis from inception through the date of determination, computed net of all realized capital losses on a cumulative basis and unrealized capital depreciation, less the aggregate amount of any previously paid capital gain incentive fees, provided that, the incentive fee determined at the end of the first calendar year of operations may be calculated for a period of shorter than twelve calendar months to take into account any realized capital gains computed net of all realized capital losses on a cumulative basis and unrealized capital depreciation.

Prior to the September 15, 2017, under the Original Investment Advisory Agreement, pre-incentive fee net investment income, which did not include, in the case of investments with a deferred interest feature, accrued income that the Company has not yet received in cash, and was expressed as a rate of return on the average daily Hurdle Calculation Value (as defined below) throughout the immediately preceding calendar quarter, was compared to a “hurdle rate” of 1.50% per quarter (6% annualized) or a “catch-up” of 1.875% per quarter (7.50% annualized), as applicable. “Hurdle Calculation Value” meant, on any given day, the sum of (x) the value of net assets as of the end of the calendar quarter immediately preceding such day plus (y) the aggregate amount of capital drawn from investors (or reinvested in the Company pursuant to a dividend reinvestment plan) from the beginning of the current quarter to such day minus (z) the aggregate amount of distributions (including share repurchases) made by the Company from the beginning of the current quarter to such day, but only to the extent such distributions were not declared and accounted for on the books and records in a previous quarter. In addition, under the Original Investment Advisory Agreement, the Company deferred payment of any incentive fee otherwise earned by the Investment Adviser if, during the most recent four full calendar quarter periods ending on or prior to the date such payment is to be made, the sum of (a) the aggregate distributions to stockholders and (b) the change in net assets (defined as gross assets less indebtedness and before taking into account any incentive fees payable during the period) is less than 6.0% of net assets (defined as gross assets less indebtedness) at the beginning of such period. These calculations were adjusted for any share issuances or repurchases. Any deferred incentive fees were carried over for payment in subsequent calculation periods.
As previously disclosed, in connection with the IPO, the Investment Adviser agreed to charge 17.5% instead of 20% with respect to, or effectively waive 2.5% from, the entire calculation of the incentive fee beginning on the first full quarter following the consummation of the IPO until the earlier of (i) October 1, 2017 and (ii) the date that the Company’s stockholders vote on the approval of the amendment to the Original Investment Advisory Agreement. The Company’s stockholders voted to approve the Investment Advisory Agreement on September 15, 2017.

For the three month and nine month periods ended September 30, 2017, base management fees were $4,666 and $11,854, respectively (net of waiver of $2,333 and $5,927, respectively), incentive fees related to pre-incentive fee net investment income were $5,321 and $15,459, respectively, and there were no incentive fees related to realized capital gains. For the three month and nine month periods ended September 30, 2016, base management fees were $3,132 and $8,789, respectively (net of waiver of $1,567 and $4,395, respectively), incentive fees related to pre-incentive fee net investment income were $3,962 and $10,318, respectively, and there were no incentive fees related to realized capital gains. For the three month and nine month periods ended September 30, 2017 and 2016, there were no accrued capital gains incentive fees based upon the cumulative net realized and unrealized appreciation (depreciation) as of September 30, 2017 and 2016, respectively. The accrual for any capital gains incentive fee under US GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual.
As of September 30, 2017 and December 31, 2016, $9,986 and $8,157, respectively, was included in base management and incentive fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
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
For the three month and nine month periods ended September 30, 2017, the Company incurred $184 and $522, respectively, and for the three month and nine month periods ended September 30, 2016, the Company incurred $180 and $526, respectively, in fees under the Administrative Agreement, which were included in administrative service fees in the accompanying Consolidated Statements of Operations. As of September 30, 2017 and December 31, 2016, $100 and $137, respectively, was unpaid and included in administrative service fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
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
For the three month and nine month periods ended September 30, 2017, fees incurred in connection with the State Street Sub-Administration Agreement, which amounted to $209 and $531, respectively, were included in other general and administrative in the accompanying Consolidated Statements of Operations. For the three month and nine month periods ended September 30, 2016, fees incurred in connection with the State Street Sub-Administration Agreement, which amounted to $154 and $442, respectively, were included in other general and administrative in the accompanying Consolidated Statements of Operations. As of September 30, 2017 and December 31, 2016, $122 and $159, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.
Placement Fees
On April 3, 2013, the Company entered into a placement fee arrangement with TCG Securities, L.L.C. (“TCG”), a licensed broker-dealer and an affiliate of the Investment Adviser, which may require stockholders to pay a placement fee to TCG for TCG’s services. At the time of the IPO, the placement fee arrangement with TCG was automatically terminated.
For the three month and nine month periods ended September 30, 2017, TCG earned placement fees of $0 and $19, respectively, from the Company’s stockholders in connection with the issuance or sale of the Company’s common stock. For the three month and nine month periods ended September 30, 2016, TCG earned placement fees of $2 and $8, respectively, from the Company’s stockholders in connection with the issuance or sale of the Company’s common stock.
Board of Directors
The Company’s Board of Directors currently consists of five members, three of whom are Independent Directors. On April 3, 2013, the Board of Directors established an Audit Committee consisting of its Independent Directors. The Board of Directors also established a Pricing Committee of the Board of Directors, a Nominating and Governance Committee of the Board of Directors and a Compensation Committee of the Board of Directors, and may establish additional committees in the future. For the three month and nine month periods ended September 30, 2017, the Company incurred $121 and $355, respectively, and for the three month and nine month periods ended September 30, 2016, the Company incurred $146 and $410, respectively, in fees and expenses associated with its Independent Directors and the Audit Committee. As of September 30, 2017 and December 31, 2016, $1 and $0 was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.

Transactions
During the nine month periods ended September 30, 2017 and 2016, the Company sold 16 and 1 investments, respectively, to Credit Fund for proceeds of $113,321 and $20,038, respectively, and realized gains of $190 and $0, respectively. See Note 5, Middle Market Credit Fund, LLC, for further information about Credit Fund.
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
Since inception of Credit Fund and through September 30, 2017 and December 31, 2016, the Company and Credit Partners each made capital contributions of $1 in members’ equity and $74,500 and $35,000, respectively, in subordinated loans to Credit Fund. As of September 30, 2017 and December 31, 2016, Credit Fund had net borrowings of $112,300 and $62,384, respectively, in mezzanine loans under a revolving credit facility with the Company (the “Credit Fund Facility”). As of September 30, 2017 and December 31, 2016, Credit Fund had subordinated loans and members’ capital of $152,495 and $74,547, respectively. As of September 30, 2017 and December 31, 2016, the Company’s ownership interest in such subordinated loans and members’ capital was $76,247 and $37,273, respectively, and in such mezzanine loans was $112,300 and $62,384, respectively.
As of September 30, 2017 and December 31, 2016, Credit Fund held cash and cash equivalents totaling $14,767 and $6,103, respectively.
As of September 30, 2017 and December 31, 2016, Credit Fund had total investments at fair value of $823,129 and $437,829, respectively, which was comprised of first lien senior secured loans and second lien senior secured loans to 47 and 28 portfolio companies, respectively. As of September 30, 2017 and December 31, 2016, no loans in Credit Fund’s portfolio were on non-accrual status or contained PIK provisions. All investments in the portfolio were floating rate debt investments with an interest rate floor. The portfolio companies in Credit Fund are U.S. middle market companies in industries similar to those in which the Company may invest directly. Additionally, as of September 30, 2017 and December 31, 2016, Credit Fund had commitments to fund various undrawn revolvers and delayed draw investments to its portfolio companies totaling $65,341 and $30,361, respectively.

Below is a summary of Credit Fund’s portfolio, followed by a listing of the loans in Credit Fund’s portfolio as of September 30, 2017 and December 31, 2016:

	As of September 30, 2017	As of December 31, 2016
Senior secured loans (1)	$827,857	$439,086
Weighted average yields of senior secured loans based on amortized cost (2)	6.63%	6.47%
Weighted average yields of senior secured loans based on fair value (2)	6.60%	6.41%
Number of portfolio companies in Credit Fund	47	28
Average amount per portfolio company (1)	$17,614	$15,682

(1)	At par/principal amount.

(2)
Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of September 30, 2017 and December 31, 2016. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.

Consolidated Schedule of Investments as of September 30, 2017
Investments (1)	Industry	Interest Rate	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
First Lien Debt (99.60% of fair value)
Acrisure, LLC (2) (3) (4)	Banking, Finance, Insurance & Real Estate	L + 5.00% (1.00% Floor)	11/22/2023	$19,900	$19,855	$20,099
Advanced Instruments, LLC (2) (3) (4) (7) (10) (11)	Healthcare & Pharmaceuticals	L + 5.25% (1.00% Floor)	10/31/2022	11,940	11,818	11,904
Alpha Packaging Holdings, Inc. (2) (3) (4) (7) (10)	Containers, Packaging & Glass	L + 4.25% (1.00% Floor)	5/12/2020	15,288	15,236	15,289
AM Conservation Holding Corporation (2) (3) (4)	Energy: Electricity	L + 4.75% (1.00% Floor)	10/31/2022	29,775	29,530	29,647
AMS Finco, S.A.R.L. (Alexander Mann Solutions) (United Kingdom) (2) (3) (4) (11)	Business Services	L + 5.50% (1.00% Floor)	5/26/2024	24,938	24,700	25,012
Anaren, Inc. (2) (3) (4)	Telecommunications	L + 4.50% (1.00% Floor)	2/18/2021	10,065	10,040	10,065
AQA Acquisition Holding, Inc. (2) (3) (4) (7) (10)	High Tech Industries	L + 4.50% (1.00% Floor)	5/24/2023	27,472	27,346	27,469
Borchers, Inc. (2) (3) (4) (7) (10)	Chemicals, Plastics & Rubber	L + 4.75% (1.00% Floor)	1/13/2024	8,024	7,982	8,024
Brooks Equipment Company, LLC (2) (3) (4)	Construction & Building	L + 5.00% (1.00% Floor)	8/29/2020	7,196	7,180	7,195
Datapipe, Inc. (2) (3) (4)	Telecommunications	L + 4.75% (1.00% Floor)	3/15/2019	9,675	9,618	9,675
DBI Holding LLC (2) (3) (4) (11)	Transportation: Cargo	L + 5.25% (1.00% Floor)	8/1/2021	19,850	19,697	19,832
DecoPac, Inc. (2) (3) (4) (7) (10)	Non-durable Consumer Goods	L + 4.25% (1.00% Floor)	9/29/2024	13,286	13,136	13,218
Dent Wizard International Corporation (2) (3) (4) (11)	Automotive	L + 4.75% (1.00% Floor)	4/7/2020	24,564	24,431	24,530
DTI Holdco, Inc. (2) (3) (4)	High Tech Industries	L + 5.25% (1.00% Floor)	9/30/2023	19,800	19,619	19,008
EAG, Inc. (2) (3) (4) (11)	Business Services	L + 4.25% (1.00% Floor)	7/28/2018	8,231	8,252	8,231
EIP Merger Sub, LLC (Evolve IP) (2) (3) (4) (8) (11)	Telecommunications	L + 6.25% (1.00% Floor)	6/7/2021	22,740	22,178	22,374
EIP Merger Sub, LLC (Evolve IP) (2) (3) (4) (9) (11)	Telecommunications	L + 6.25% (1.00% Floor)	6/7/2021	1,500	1,461	1,480
Empower Payments Acquisitions, Inc. (2) (3) (4)	Media: Advertising, Printing & Publishing	L + 5.50% (1.00% Floor)	11/30/2023	17,369	17,050	17,369
FCX Holdings Corp. (2) (3) (4) (11)	Capital Equipment	L + 4.50% (1.00% Floor)	8/4/2020	9,620	9,578	9,620
Golden West Packaging Group LLC (2) (3) (4) (11)	Containers, Packaging & Glass	L + 5.25% (1.00% Floor)	6/20/2023	20,948	20,754	20,839
J.S. Held LLC (2) (3) (4) (7) (10)	Banking, Finance, Insurance & Real Estate	L + 5.50% (1.00% Floor)	9/27/2023	18,249	18,057	18,121
Jensen Hughes, Inc. (2) (3) (4) (7) (10) (12)	Utilities: Electric	L + 5.00% (1.00% Floor)	12/4/2021	20,682	20,491	20,682
Kestra Financial, Inc. (2) (3) (4)	Banking, Finance, Insurance & Real Estate	L + 5.25% (1.00% Floor)	6/24/2022	19,750	19,514	19,630
MSHC, Inc. (2) (3) (4)	Construction & Building	L + 4.25% (1.00% Floor)	7/31/2023	10,000	9,956	9,990
North American Dental Management, LLC (2) (3) (4) (7) (10)	Healthcare & Pharmaceuticals	L + 4.75% (1.00% Floor)	7/7/2023	16,869	16,299	16,574
PAI Holdco, Inc. (Parts Authority) (2) (3) (4)	Automotive	L + 4.75% (1.00% Floor)	12/30/2022	9,875	9,817	9,875
Paradigm Acquisition Corp. (2) (3) (4)	Business Services	L + 5.00% (1.00% Floor)	6/2/2022	11,909	11,820	11,909
Pasternack Enterprises, Inc. (Infinite RF) (2) (3) (4) (11)	Capital Equipment	L + 5.00% (1.00% Floor)	5/27/2022	20,280	20,181	20,278
Premier Senior Marketing, LLC (2) (3) (4) (11)	Banking, Finance, Insurance & Real Estate	L + 5.00% (1.00% Floor)	7/1/2022	8,722	8,680	8,665
PSI Services LLC (2) (3) (4) (7) (10) (11)	Business Services	L + 5.00% (1.00% Floor)	1/19/2023	30,828	30,278	30,238

Consolidated Schedule of Investments as of September 30, 2017
Investments (1)	Industry	Interest Rate	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
First Lien Debt (99.60% of fair value)
Q Holding Company (2) (3) (4)	Automotive	L + 5.00% (1.00% Floor)	12/18/2021	17,322	17,233	17,322
QW Holding Corporation (Quala) (2) (3) (4) (7) (10)	Environmental Industries	L + 6.75% (1.00% Floor)	8/31/2022	10,400	9,777	9,994
Restaurant Technologies, Inc. (2) (3) (4)	Retail	L + 4.75% (1.00% Floor)	11/23/2022	17,412	17,275	17,226
Sovos Brands Intermediate, Inc. (2) (3) (4) (7) (10)	Beverage, Food & Tobacco	L + 4.50% (1.00% Floor)	7/18/2024	21,622	21,513	21,619
Superion, LLC (fka Ramundsen Public Sector, LLC) (2) (3) (4)	Sovereign & Public Finance	L + 4.25% (1.00% Floor)	2/1/2024	3,980	3,964	3,980
Surgical Information Systems, LLC (2) (3) (4) (9) (11)	High Tech Industries	L + 5.00% (1.00% Floor)	4/24/2023	30,000	29,718	29,991
Systems Maintenance Services Holding, Inc. (2) (3) (4) (11)	High Tech Industries	L + 5.00% (1.00% Floor)	10/30/2023	24,316	24,155	24,076
T2 Systems Canada, Inc. (2) (3) (4)	Transportation: Consumer	L + 6.75% (1.00% Floor)	9/28/2022	2,680	2,621	2,656
T2 Systems, Inc. (2) (3) (4) (7) (10)	Transportation: Consumer	L + 6.75% (1.00% Floor)	9/28/2022	15,967	15,600	15,818
Teaching Strategies, LLC (2) (3) (4) (7) (10) (11)	Media: Advertising, Printing & Publishing	L + 4.75% (1.00% Floor)	2/27/2023	18,009	17,840	17,936
The Original Cakerie, Ltd. (Canada) (2) (3) (4) (7) (10)	Beverage, Food & Tobacco	L + 5.00% (1.00% Floor)	7/20/2021	6,957	6,892	6,957
The Original Cakerie, Co. (Canada) (2) (3) (4)	Beverage, Food & Tobacco	L + 5.50% (1.00% Floor)	7/20/2021	3,594	3,580	3,594
U.S. Acute Care Solutions, LLC (2) (3) (4)	Healthcare & Pharmaceuticals	L + 5.00% (1.00% Floor)	5/15/2021	32,111	31,874	31,723
U.S. TelePacific Holdings Corp. (2) (3) (4) (11)	Telecommunications	L + 5.00% (1.00% Floor)	5/2/2023	29,925	29,632	29,177
Valicor Environmental Services, LLC (2) (3) (4) (7) (10) (11)	Environmental Industries	L + 5.00% (1.00% Floor)	6/1/2023	19,977	19,492	19,692
Vantage Specialty Chemicals, Inc. (2) (4) (11)	Chemicals, Plastics & Rubber	P + 3.50%	2/5/2021	22,218	22,142	22,218
WIRB - Copernicus Group, Inc. (2) (3) (4)	Healthcare & Pharmaceuticals	L + 5.00% (1.00% Floor)	8/12/2022	14,875	14,806	14,875
WRE Holding Corp. (2) (3) (4) (7) (10)	Environmental Industries	L + 4.75% (1.00% Floor)	1/3/2023	5,028	4,936	4,976
Zest Holdings, LLC (2) (3) (4) (11)	Durable Consumer Goods	L + 4.25% (1.00% Floor)	8/16/2023	21,500	21,448	21,657
Zywave, Inc. (2) (3) (4) (7) (10)	High Tech Industries	L + 5.00% (1.00% Floor)	11/17/2022	17,369	17,207	17,529
First Lien Debt Total					$816,259	$819,858
Second Lien Debt (0.40% of fair value)
Superion, LLC (fka Ramundsen Public Sector, LLC) (2) (3) (7)	Sovereign & Public Finance	L + 8.50% (1.00% Floor)	1/31/2025	$200	$198	$203
Vantage Specialty Chemicals, Inc. (2) (4) (11)	Chemicals, Plastics & Rubber	P + 7.75%	2/5/2022	2,000	1,968	2,000
Zywave, Inc. (2) (3) (4)	High Tech Industries	L + 9.00% (1.00% Floor)	11/17/2023	1,050	1,036	1,068
Second Lien Debt Total					$3,202	$3,271
Total Investments					$819,461	$823,129

(1)
Unless otherwise indicated, issuers of investments held by Credit Fund are domiciled in the United States. As of September 30, 2017, the geographical composition of investments as a percentage of fair value was 1.28% in Canada, 3.04% in the United Kingdom, and 95.68% in the United States.

(2)
Variable rate loans to the portfolio companies bear interest at a rate that may be determined by reference to either LIBOR or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate (“P”)), which generally resets quarterly. For each such loan, Credit Fund has provided the interest rate in effect as of September 30, 2017. As of September 30, 2017, all of Credit Fund’s LIBOR loans were indexed to the 90-day LIBOR rate at 1.34%, except for those loans as indicated in Note 11 below, and the U.S. Prime Rate loan was indexed at 4.25%.

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

(6)
Fair value is determined in good faith by or under the direction of the board of managers of Credit Fund, pursuant to Credit Fund’s valuation policy, with the fair value of all investments determined using significant unobservable inputs, which is substantially similar to the valuation policy of the Company provided in Note 3, Fair Value Measurements.

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

(9)
In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, Credit Fund is entitled to receive additional interest as a result of an agreement among lenders as follows: EIP Merger Sub, LLC (Evolve IP) (3.98%) and Surgical Information Systems, LLC (1.01%). Pursuant to the agreement among lenders in respect of these loans, these investments represent a first lien/last out loan, which has a secondary priority behind the first lien/first out loan with respect to principal, interest and other payments.

(10)	As of September 30, 2017, Credit Fund had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

First Lien Debt—unfunded delayed draw and revolving term loans commitments	Type	Unused Fee	Par/ Principal Amount	Fair Value
Advanced Instruments, LLC	Revolver	0.50%	$1,333	$(4)
Alpha Packaging Holdings, Inc.	Delayed Draw	1.00%	1,780	—
AQA Acquisition Holding, Inc.	Revolver	0.50%	2,459	—
Borchers, Inc.	Revolver	0.50%	1,935	—
DecoPac, Inc.	Revolver	0.50%	1,714	(8)
Jensen Hughes, Inc.	Delayed Draw	1.00%	1,461	—
Jensen Hughes, Inc.	Revolver	0.50%	2,000	—
J.S. Held LLC	Delayed Draw	0.50%	2,253	(14)
North American Dental Management, LLC	Delayed Draw	1.00%	10,101	(99)
North American Dental Management, LLC	Revolver	0.50%	3,030	(30)
PSI Services LLC	Revolver	0.50%	226	(4)
QW Holding Corporation (Quala)	Delayed Draw	1.00%	7,515	(134)
QW Holding Corporation (Quala)	Revolver	0.50%	4,948	(88)
Sovos Brands Intermediate, Inc.	Revolver	0.50%	3,378	—
T2 Systems, Inc.	Revolver	0.50%	1,173	(10)
Teaching Strategies, LLC	Revolver	0.50%	1,900	(7)
The Original Cakerie, Ltd. (Canada)	Revolver	0.50%	1,665	—
Valicor Environmental Services, LLC	Delayed Draw	1.00%	5,825	(55)
Valicor Environmental Services, LLC	Revolver	0.50%	4,197	(40)
WRE Holding Corp.	Delayed Draw	1.00%	4,125	(21)
WRE Holding Corp.	Revolver	0.50%	823	(4)
Zywave, Inc.	Revolver	0.50%	1,500	13
Total unfunded commitments			$65,341	$(505)

(11)	As of September 30, 2017, this LIBOR loan was indexed to the 30-day LIBOR rate at 1.23%.

(12)	As of September 30, 2017, this LIBOR loan was indexed to the 180-day LIBOR rate at 1.51%.

Consolidated Schedule of Investments as of December 31, 2016
Investments (1)	Industry	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
First Lien Debt (99.31% of fair value)
AM Conservation Holding Corporation (2) (3) (4)	Energy: Electricity	L + 4.75% (1.00% Floor)	10/31/2022	$30,000	$29,721	$29,925
Datapipe, Inc. (2) (3) (4) (11)	Telecommunications	L + 4.75% (1.00% Floor)	3/15/2019	9,750	9,654	9,764
Dimora Brands, Inc. (fka TK USA Enterprises, Inc.) (2) (3) (4) (11)	Construction & Building	L + 4.50% (1.00% Floor)	4/4/2023	19,850	19,580	19,723
Diversitech Corporation (2) (4) (10) (11)	Capital Equipment	P + 3.50%	11/19/2021	14,803	14,617	14,803
DTI Holdco, Inc. (2) (3) (4) (7)	High Tech Industries	L + 5.25% (1.00% Floor)	9/30/2023	19,950	19,751	19,651
DYK Prime Acquisition LLC (2) (3) (4)	Chemicals, Plastics & Rubber	L + 4.75% (1.00% Floor)	4/1/2022	5,775	5,735	5,775
EAG, Inc. (2) (3) (4) (11)	Business Services	L + 4.25% (1.00% Floor)	7/28/2018	8,713	8,686	8,720
EIP Merger Sub, LLC (Evolve IP) (2) (3) (4) (8)	Telecommunications	L + 6.25% (1.00% Floor)	6/7/2021	22,971	22,323	22,509
EIP Merger Sub, LLC (Evolve IP) (2) (3) (4) (9)	Telecommunications	L + 6.25% (1.00% Floor)	6/7/2021	1,500	1,455	1,468
Empower Payments Acquisitions, Inc. (2) (3) (7)	Media: Advertising, Printing & Publishing	L + 5.50% (1.00% Floor)	11/30/2023	17,500	17,154	17,279
Generation Brands Holdings, Inc. (2) (3) (4)	Durable Consumer Goods	L + 5.00% (1.00% Floor)	6/10/2022	19,900	19,712	20,099
Jensen Hughes, Inc. (2) (3) (4) (10)	Utilities: Electric	L + 5.00% (1.00% Floor)	12/4/2021	20,409	20,188	20,327
Kestra Financial, Inc. (2) (3) (4)	Banking, Finance, Insurance & Real Estate	L + 5.25% (1.00% Floor)	6/24/2022	19,900	19,632	19,814
MSHC, Inc. (2) (3) (4) (10)	Construction & Building	L + 5.00% (1.00% Floor)	7/19/2021	13,177	13,062	13,003
PAI Holdco, Inc. (Parts Authority) (2) (3) (4)	Automotive	L + 4.75% (1.00% Floor)	12/30/2022	9,950	9,886	9,950
Pasternack Enterprises, Inc. (Infinite RF) (2) (3) (4)	Capital Equipment	L + 5.00% (1.00% Floor)	5/27/2022	11,941	11,844	11,941
Q Holding Company (2) (3) (4)	Automotive	L + 5.00% (1.00% Floor)	12/18/2021	13,964	13,828	13,941
QW Holding Corporation (Quala) (2) (3) (4) (7) (10)	Environmental Industries	L + 6.75% (1.00% Floor)	8/31/2022	8,975	8,413	9,030
RelaDyne Inc. (2) (3) (4) (10)	Wholesale	L + 5.25% (1.00% Floor)	7/22/2022	23,514	23,117	23,443
Restaurant Technologies, Inc. (2) (3) (4)	Retail	L + 4.75% (1.00% Floor)	11/23/2022	14,000	13,871	13,969
Systems Maintenance Services Holding, Inc. (2) (3) (4)	High Tech Industries	L + 5.00% (1.00% Floor)	10/30/2023	12,000	11,885	12,001
T2 Systems Canada, Inc. (2) (3) (4) (11)	Transportation: Consumer	L + 6.75% (1.00% Floor)	9/28/2022	2,700	2,635	2,727
T2 Systems, Inc. (2) (3) (4) (10) (11)	Transportation: Consumer	L + 6.75% (1.00% Floor)	9/28/2022	15,300	14,888	15,473
The Original Cakerie, Ltd. (Canada) (2) (3) (4) (10)	Beverage, Food & Tobacco	L + 5.00% (1.00% Floor)	7/20/2021	7,009	6,946	7,009
The Original Cakerie, Co. (Canada) (2) (3) (4)	Beverage, Food & Tobacco	L + 5.50% (1.00% Floor)	7/20/2021	3,621	3,591	3,621
U.S. Acute Care Solutions, LLC (2) (3) (4)	Health & Pharmaceuticals	L + 5.00% (1.00% Floor)	5/15/2021	26,400	26,154	26,336
U.S. Anesthesia Partners, Inc. (2) (3) (4)	Health & Pharmaceuticals	L + 5.00% (1.00% Floor)	12/31/2019	10,374	10,275	10,362
Vantage Specialty Chemicals, Inc. (2) (3) (4) (11)	Chemicals, Plastics & Rubber	L + 4.50% (1.00% Floor)	2/5/2021	17,910	17,786	17,903
WIRB—Copernicus Group, Inc. (2) (3) (4)	Health & Pharmaceuticals	L + 5.00% (1.00% Floor)	8/12/2022	7,980	7,916	8,050
Zest Holdings, LLC (2) (3) (4)	Durable Consumer Goods	L + 4.75% (1.00% Floor)	8/16/2020	8,700	8,658	8,749

Consolidated Schedule of Investments as of December 31, 2016
Investments (1)	Industry	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
First Lien Debt (99.31% of fair value)
Zywave, Inc. (2) (3) (4) (7) (10)	High Tech Industries	L + 5.00% (1.00% Floor)	11/17/2022	$17,500	$17,315	$17,434
First Lien Debt Total					$430,278	$434,799
Second Lien Debt (0.69% of fair value)
Vantage Specialty Chemicals, Inc. (2) (3) (4) (11)	Chemicals, Plastics & Rubber	L + 8.75% (1.00% Floor)	2/5/2022	$2,000	$1,960	$1,987
Zywave, Inc. (2) (3) (4)	High Tech Industries	L + 9.00% (1.00% Floor)	11/17/2023	1,050	1,034	1,043
Second Lien Debt Total					$2,994	$3,030
Total Investments					$433,272	$437,829

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

(9)
In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, Credit Fund is entitled to receive additional interest as a result of an agreement among lenders as follows: EIP Merger Sub, LLC (Evolve IP) (3.84%). Pursuant to the agreement among lenders in respect of this loan, this investment represents a first lien/last out loan, which has a secondary priority behind the first lien/first out loan with respect to principal, interest and other payments.

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
Below is certain summarized consolidated financial information for Credit Fund as of September 30, 2017 and December 31, 2016, respectively. Credit Fund commenced operations in May 2016.

	September 30, 2017	December 31, 2016
	(unaudited)
Selected Consolidated Balance Sheet Information
ASSETS
Investments, at fair value (amortized cost of $819,461 and $433,272, respectively)	$823,129	$437,829
Cash and other assets	21,868	11,326
Total assets	$844,997	$449,155
LIABILITIES AND MEMBERS’ EQUITY
Secured borrowings	$566,061	$248,540
Mezzanine loans	112,300	62,384
Other liabilities	14,141	63,684
Subordinated loans and members’ equity	152,495	74,547
Liabilities and members’ equity	$844,997	$449,155

	For the three month periods ended		For the nine month periods ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Selected Consolidated Statement of Operations Information:
Total investment income	$14,914	$3,642	$33,802	$3,658
Expenses
Interest and credit facility expenses	8,809	1,798	21,204	1,836
Other expenses	356	496	1,041	883
Total expenses	9,165	2,294	22,245	2,719
Net investment income (loss)	5,749	1,348	11,557	939
Net realized gain (loss) on investments	—	41	—	41
Net change in unrealized appreciation (depreciation) on investments	(2,076)	3,798	(889)	3,634
Net increase (decrease) resulting from operations	$3,673	$5,187	$10,668	$4,614
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
During the three month periods ended September 30, 2017 and 2016, there were mezzanine loan borrowings of $7,600 and $53,200, respectively, and repayments of $8,400 and $22,400, respectively, under the Credit Fund Facility. During the nine month periods ended September 30, 2017 and 2016, there were mezzanine loan borrowings of $91,760 and $54,200, respectively, and repayments of $41,844 and $22,400, respectively, under the Credit Fund Facility. As of September 30, 2017 and December 31, 2016, there were $112,300 and $62,384 in mezzanine loans outstanding, respectively.
As of September 30, 2017, Credit Fund was in compliance with all covenants and other requirements of the Credit Fund Facility.
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
During the three month periods ended September 30, 2017 and 2016, there were secured borrowings of $59,900 and $187,225, respectively, and repayments of $39,784 and $0, respectively, under the Credit Fund Sub Facility. During the nine month periods ended September 30, 2017 and 2016, there were secured borrowings of $357,305 and $206,075, respectively, and repayments of $39,784 and $0, respectively, under the Credit Fund Sub Facility. As of September 30, 2017 and December 31, 2016, there was $566,061 and $248,540 in secured borrowings outstanding, respectively.
As of September 30, 2017, Credit Fund Sub was in compliance with all covenants and other requirements of the Credit Fund Sub Facility.
6. BORROWINGS
In accordance with the Investment Company Act, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 200% after such borrowing. As of September 30, 2017 and December 31, 2016, asset coverage was 232.00% and 209.97%, respectively. During the three month and nine month periods ended September 30, 2017, there were secured borrowings of $291,450 and $597,450, respectively, under the SPV Credit Facility and Credit Facility and repayments of $44,278 and $440,566, respectively, under the SPV Credit Facility and Credit Facility. During the three month and nine month periods ended September 30, 2016, there were secured borrowings of $186,435 and $411,435, respectively, under the SPV Credit Facility and Credit Facility and repayments of $96,732 and $250,732, respectively, under the SPV Credit Facility and Credit Facility. As of September 30, 2017 and December 31, 2016, there was $578,769 and $421,885, respectively, in secured borrowings outstanding.
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
As of September 30, 2017 and December 31, 2016, the SPV was in compliance with all covenants and other requirements of the SPV Credit Facility.

Credit Facility
The Company closed on March 21, 2014 on the Credit Facility, which was subsequently amended on January 8, 2015, May 25, 2016 and March 22, 2017. The maximum principal amount of the Credit Facility is $383,000. subject to availability under the Credit Facility, which is based on certain advance rates multiplied by the value of the Company’s portfolio investments (subject to certain concentration limitations) net of certain other indebtedness that the Company may incur in accordance with the terms of the Credit Facility. Proceeds of the Credit Facility may be used for general corporate purposes, including the funding of portfolio investments. Maximum capacity under the Credit Facility may be increased to $550,000 through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Credit Facility includes a $20,000 limit for swingline loans and a $5,000 limit for letters of credit. The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Credit Facility, including amounts drawn in respect of letters of credit, bear interest at either LIBOR plus an applicable spread of 2.25%, or an “alternative base rate” (which is the highest of a prime rate, the federal funds effective rate plus 0.50%, or one month LIBOR plus 1.00%) plus an applicable spread of 1.25%. The Company may elect either the LIBOR or the “alternative base rate” at the time of drawdown, and loans may be converted from one rate to another at any time, subject to certain conditions. The Company also pays a fee of 0.375% on undrawn amounts under the Credit Facility and, in respect of each undrawn letter of credit, a fee and interest rate equal to the then-applicable margin under the Credit Facility while the letter of credit is outstanding. The availability period under the Credit Facility will terminate on March 21, 2021 and the Credit Facility will mature on March 21, 2022. During the period from March 21, 2021 to March 21, 2022, the Company will be obligated to make mandatory prepayments under the Credit Facility out of the proceeds of certain asset sales, other recovery events and equity and debt issuances.
Subject to certain exceptions, the Credit Facility is secured by a first lien security interest in substantially all of the portfolio investments held by the Company and the Company’s unfunded investor equity capital commitments (provided that the amount of unfunded capital commitments ultimately available to the lenders is limited to $100,000). The pledge of unfunded investor equity capital commitments was subject to release once $100,000 of incremental capital had been called and received by the Company subsequent to January 8, 2015. The pledge of unfunded investor equity capital commitments had been released as of September 30, 2017. The Credit Facility includes customary covenants, including certain financial covenants related to asset coverage, shareholders’ equity and liquidity, certain limitations on the incurrence of additional indebtedness and liens, and other maintenance covenants, as well as usual and customary events of default for senior secured revolving credit facilities of this nature.
As of September 30, 2017 and December 31, 2016, the Company was in compliance with all covenants and other requirements of the Credit Facility.
Summary of Facilities
The Facilities consisted of the following as of September 30, 2017 and December 31, 2016:

	September 30, 2017
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
SPV Credit Facility	$400,000	$329,769	$70,231	$2,664
Credit Facility	383,000	249,000	134,000	134,000
Total	$783,000	$578,769	$204,231	$136,664

	December 31, 2016
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
SPV Credit Facility	$400,000	$252,885	$147,115	$5,988
Credit Facility	220,000	169,000	51,000	51,000
Total	$620,000	$421,885	$198,115	$56,988

(1)	The unused portion is the amount upon which commitment fees are based.

(2)	Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
As of September 30, 2017 and December 31, 2016, $2,525 and $1,667, respectively, of interest expense, $294 and $203, respectively, of unused commitment fees and $23 and $23, respectively, of other fees were included in interest and credit facility fees payable. For the three month and nine month periods ended September 30, 2017, the weighted average interest rate was 3.40% and 3.24%, respectively, and average principal debt outstanding was $406,498 and $402,787, respectively. For the three month and nine month periods ended September 30, 2016, the weighted average interest rate was 2.75% and 2.67%, respectively, and average principal debt outstanding was $292,084 and $277,575, respectively. As of September 30, 2017 and December 31, 2016, the weighted average interest rate was 3.38% and 2.85%, respectively, based on floating LIBOR rates.
For the three month and nine month periods ended September 30, 2017 and 2016, the components of interest expense and credit facility fees on the Facilities were as follows:

	For the three month periods ended		For the nine month periods ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Interest expense	$3,535	$2,071	$9,916	$5,661
Facility unused commitment fee	309	351	925	1,034
Amortization of deferred financing costs	183	305	541	1,027
Other fees	29	26	89	78
Total interest expense and credit facility fees	$4,056	$2,753	$11,471	$7,800
Cash paid for interest expense	$2,698	$2,023	$9,043	$5,231
7. 2015-1 Notes
On June 26, 2015, the Company completed the 2015-1 Debt Securitization. The 2015-1 Notes were issued by the 2015-1 Issuer, a wholly-owned and consolidated subsidiary of the Company, and are secured by a diversified portfolio of the 2015-1 Issuer consisting primarily of first and second lien senior secured loans. The 2015-1 Debt Securitization was executed through a private placement of the 2015-1 Notes, consisting of $160 million of Aaa/AAA Class A-1A Notes which bear interest at the three-month London Interbank Offered Rate (“LIBOR”) plus 1.85%; $40 million of Aaa/AAA Class A-1B Notes which bear interest at the three-month LIBOR plus 1.75% for the first 24 months and the three-month LIBOR plus 2.05% thereafter; $27 million of Aaa/AAA Class A-1C Notes which bear interest at 3.75%; and $46 million of Aa2 Class A-2 Notes which bear interest at the three month LIBOR plus 2.70%. The 2015-1 Notes were issued at par and are scheduled to mature on July 15, 2027. The Company received 100% of the preferred interests (the “Preferred Interests”) issued by the 2015-1 Issuer on the closing date of the 2015-1 Debt Securitization in exchange for the Company’s contribution to the Issuer of the initial closing date loan portfolio. The Preferred Interests do not bear interest and had a nominal value of $125.9 million at closing. In connection with the contribution, the Company made customary representations, warranties and covenants to the 2015-1 Issuer in the purchase agreement. The Class A-1A, Class A-1B and Class A-1C and Class A-2 Notes are included in the September 30, 2017 consolidated financial statements. The Preferred Interests were eliminated in consolidation.
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
The Investment Adviser serves as collateral manager to the 2015-1 Issuer under a collateral management agreement (the “Collateral Management Agreement”). Pursuant to the Collateral Management Agreement, the 2015-1 Issuer pays management fees (comprised of base management fees, subordinated management fees and incentive management fees) to the Investment Adviser for rendering collateral management services. As per the Collateral Management Agreement, for the period the Company retains all of the Preferred Interests, the Investment Adviser does not earn management fees for providing such collateral management services. The Company currently retains all of the Preferred Interests, thus the Investment Adviser did not earn any management fees from the 2015-1 Issuer for the three month and nine month periods ended September 30, 2017 and 2016. Any such waived fees may not be recaptured by the Investment Adviser.
Pursuant to an undertaking by the Company in connection with the 2015-1 Debt Securitization, the Company has agreed to hold on an ongoing basis Preferred Interests with an aggregate dollar purchase price at least equal to 5% of the aggregate outstanding amount of all collateral obligations by the 2015-1 Issuer for so long as any securities of the 2015-1 Issuer remain outstanding. As of September 30, 2017, the Company was in compliance with its undertaking.
The 2015-1 Issuer pays ongoing administrative expenses to the trustee, independent accountants, legal counsel, rating agencies and independent managers in connection with developing and maintaining reports, and providing required services in connection with the administration of the 2015-1 Issuer.
As of September 30, 2017, there were 64 first lien and second lien senior secured loans with a total fair value of approximately $393,392 and cash of $9,705 securing the 2015-1 Notes. The pool of loans in the securitization must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture governing the 2015-1 Notes.
For the nine month periods ended September 30, 2017 and 2016, the effective annualized weighted average interest rate, which includes amortization of debt issuance costs on the 2015-1 Notes, was 3.27% and 2.84%, respectively, based on floating LIBOR rates.
As of September 30, 2017 and December 31, 2016, $1,952 and $1,706, respectively, of interest expense was included in interest and credit facility fees payable. For the three month and nine month periods ended September 30, 2017 and 2016, the components of interest expense on the 2015-1 Notes were as follows:

	For the three month periods ended		For the nine month periods ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Interest expense	$2,336	$1,929	$6,625	$5,661
Amortization of deferred financing costs	51	51	153	153
Total interest expense and credit facility fees	$2,387	$1,980	$6,778	$5,814
Cash paid for interest expense	$2,213	$1,883	$6,380	$5,469
8. COMMITMENTS AND CONTINGENCIES
A summary of significant contractual payment obligations was as follows as of September 30, 2017 and December 31, 2016:

	SPV Credit Facility and Credit Facility		2015-1 Notes
Payment Due by Period	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Less than 1 Year	$—	$—	$—	$—
1-3 Years	—	—	—	—
3-5 Years	578,769	421,885	—	—
More than 5 Years	—	—	273,000	273,000
Total	$578,769	$421,885	$273,000	$273,000
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of September 30, 2017 and December 31, 2016 for any such exposure.
Upon the completion of the IPO, uncalled capital commitments payable to the Company by the Company’s pre-IPO investors were automatically reduced to zero.
The Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par Value as of
	September 30, 2017	December 31, 2016
Unfunded delayed draw commitments	$94,140	$35,704
Unfunded revolving term loan commitments	37,683	24,063
Total unfunded commitments	$131,823	$59,767
9. NET ASSETS
The Company has the authority to issue 200,000,000 shares of common stock, $0.01 per share par value.
During the nine month period ended September 30, 2017, the Company issued 20,157,530 shares for $367,221, including the reinvestment of dividends. In connection with the NFIC Acquisition, the Company issued 434,233 shares of common stock valued at approximately $8,046. See Note 13 for additional information regarding the NFIC Acquisition. In connection with the Company’s IPO, the Company issued 9,454,200 shares of common stock (including shares issued pursuant to the exercise of the underwriters’ over-allotment option) at a public offering price of $18.50 per share. Net of underwriting costs, the Company received cash proceeds of $169,488. The following table summarizes capital activity during the nine month period ended September 30, 2017:

	Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss) on Investments	Accumulated Net Unrealized Appreciation (Depreciation) on Investments	Total Net Assets
	Shares	Amount
Balance, beginning of period	41,702,318	$417	$799,580	$(74)	$(3,207)	$(25,357)	$(7,222)	$764,137
Common stock issued	20,146,560	202	366,817	—	—	—	—	367,019
Reinvestment of dividends	10,970	—	202	—	—	—	—	202
Offering costs	—	—	—	(1,514)	—	—	—	(1,514)
Net investment income (loss)	—	—	—	—	65,635	—	—	65,635
Net realized gain (loss) on investments	—	—	—	—	—	(7,724)	—	(7,724)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	—	(694)	(694)
Dividends declared	—	—	—	—	(62,708)	—	—	(62,708)
Balance, end of period	61,859,848	$619	$1,166,599	$(1,588)	$(280)	$(33,081)	$(7,916)	$1,124,353
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
The following table summarizes total shares issued and proceeds received related to capital activity during the nine month period ended September 30, 2017:

	Shares Issued	Proceeds Received
January 24, 2017*	5,837	$108
April 24, 2017*	5,133	94
May 19, 2017	2,141,416	39,488
June 9, 2017	8,116,711	149,997
June 9, 2017**	434,233	8,046
June 19, 2017	9,000,000	161,505
July 5, 2017	454,200	7,983
Total	20,157,530	$367,221
* Represents shares issued upon the reinvestment of dividends
** Represents shares issued in accordance with the elections of the NFIC stockholders pursuant to the NFIC Acquisition (see Note 13, NFIC Acquisition)
The following table summarizes total shares issued and proceeds received related to capital activity during the nine month period ended September 30, 2016:

	Shares Issued	Proceeds Received
January 22, 2016*	3,885	$74
March 11, 2016	1,815,181	33,000
April 22, 2016*	2,988	54
May 6, 2016	1,510,859	26,999
June 24, 2016	1,660,333	30,102
July 22, 2016*	3,756	66
August 26, 2016	1,909,449	35,000
September 16, 2016	1,360,948	25,001
Total	8,267,399	$150,296
* Represents shares issued upon the reinvestment of dividends
Subscription transactions during the nine month periods ended September 30, 2017 and 2016 were executed at an offering price that represented a premium to net asset value due to the requirement to use prior quarter net asset value as the offering price unless it would result in the Company selling shares of its common stock at a price below the current net asset value and also in order to effect a reallocation of organizational costs to subsequent investors. Additionally, on June 19, 2017, the Company closed its IPO, issuing 9,454,200 shares of its common stock (including the exercise of the underwriters’ over-allotment option on July 5, 2017) at a public offering price of $18.50 per share. Net of underwriting costs, the common stock issued in the IPO and net asset value experienced dilution during the period, and such subscription and IPO transactions increased/(decreased) net asset value by $(0.10) per share and $0.02 per share, respectively, for the nine month periods ended September 30, 2017 and 2016, respectively.

The Company computes earnings per common share in accordance with ASC 260, Earnings Per Share. Basic earnings per common share were calculated by dividing net increase (decrease) in net assets resulting from operations attributable to the Company by the weighted-average number of common shares outstanding for the period.
Basic and diluted earnings per common share were as follows:

	For the three month periods ended		For the nine month periods ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net increase (decrease) in net assets resulting from operations	$25,543	$29,170	$57,217	$52,413
Weighted-average common shares outstanding	61,840,100	37,489,297	49,915,318	34,623,225
Basic and diluted earnings per common share	$0.41	$0.78	$1.15	$1.51
The following table summarizes the Company’s dividends declared and payable since inception through September 30, 2017:

Date Declared	Record Date	Payment Date	Per Share Amount		Total Amount
March 13, 2014	March 31, 2014	April 14, 2014	$0.19		$2,449
June 26, 2014	June 30, 2014	July 14, 2014	$0.27		$3,481
September 12, 2014	September 18, 2014	October 9, 2014	$0.44		$5,956
December 19, 2014	December 29, 2014	January 26, 2015	$0.35		$6,276
March 11, 2015	March 13, 2015	April 17, 2015	$0.37		$7,833
June 24, 2015	June 30, 2015	July 22, 2015	$0.37		$9,902
September 24, 2015	September 24, 2015	October 22, 2015	$0.42		$11,670
December 29, 2015	December 29, 2015	January 22, 2016	$0.40		$12,610
December 29, 2015	December 29, 2015	January 22, 2016	$0.18	(1)	$5,674
March 10, 2016	March 14, 2016	April 22, 2016	$0.40		$13,337
June 8, 2016	June 8, 2016	July 22, 2016	$0.40		$13,943
September 28, 2016	September 28, 2016	October 24, 2016	$0.40		$15,917
December 29, 2016	December 29, 2016	January 24, 2017	$0.41		$17,098
December 29, 2016	December 29, 2016	January 24, 2017	$0.07	(1)	$2,919
March 20, 2017	March 20, 2017	April 24, 2017	$0.41		$17,100
June 20, 2017	June 30, 2017	July 18, 2017	$0.37		$22,720
August 7, 2017	September 29, 2017	October 18, 2017	$0.37		$22,888

(1)	Represents a special dividend.

10. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of consolidated financial highlights for the nine month periods ended September 30, 2017 and 2016:

	For the nine month periods ended
	September 30, 2017	September 30, 2016
Per Share Data:
Net asset value per share, beginning of period	$18.32	$18.14
Net investment income (loss) (1)	1.31	1.19
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	(0.20)	0.23
Net increase (decrease) in net assets resulting from operations	1.11	1.42
Dividends declared (2)	(1.15)	(1.20)
Effect of offering price of subscriptions and the offering price of common stock in the IPO, net of underwriting and offering costs (3)	(0.10)	0.02
Net asset value per share, end of period	$18.18	$18.38
Market price per share, end of period	$18.01	n/a

Number of shares outstanding, end of period	61,859,848	39,791,482
Total return based on net asset value (4)	5.51%	7.94%
Total return based on market price (5)	5.73%	n/a
Net assets, end of period	$1,124,353	$731,238
Ratio to average net assets (6):
Expenses net of waiver, before incentive fees	3.68%	4.12%
Expenses net of waiver, after incentive fees	5.34%	5.74%
Expenses gross of waiver, after incentive fees	5.97%	6.43%
Net investment income (loss) (7)	7.03%	6.49%
Interest expense and credit facility fees	1.95%	2.14%
Ratios/Supplemental Data:
Asset coverage, end of period	232.00%	209.46%
Portfolio turnover	34.13%	22.06%
Weighted-average shares outstanding	49,915,318	34,623,226

(1)	Net investment income (loss) per share was calculated as net investment income (loss) for the period divided by the weighted average number of shares outstanding for the period.

(2)	Dividends declared per share was calculated as the sum of dividends declared during the period divided by the number of shares outstanding at each respective quarter-end date (refer to Note 9).

(3)	Increase (decrease) is due to the offering price of subscriptions and the issuance of common stock in the IPO, net of underwriting and offering costs during the period (refer to Note 9).

(4)
Total return based on net asset value (not annualized) is based on the change in net asset value per share during the period plus the declared dividends, assuming reinvestment of dividends in accordance with the dividend reinvestment plan, divided by the beginning net asset value for the period. Total return for the nine month periods ended September 30, 2017 and 2016 is inclusive of $(0.10) and $0.02, respectively, per share increase (decrease) in net asset value for the periods related to the offering price of subscriptions and the offering price of common stock in the IPO, net of underwriting and offering costs during the period. Excluding the effects of these common stock issuances, total return (not annualized) would have been 6.06% and 7.83%, respectively (refer to Note 9).

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

11. LITIGATION
The Company may become party to certain lawsuits in the ordinary course of business. The Company does not believe that the outcome of current matters, if any, will materially impact the Company or its consolidated financial statements. As of September 30, 2017 and December 31, 2016, the Company was not subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company.
In addition, portfolio investments of the Company could be the subject of litigation or regulatory investigations in the ordinary course of business. The Company does not believe that the outcome of any current contingent liabilities of its portfolio investments, if any, will materially affect the Company or these consolidated financial statements.
12. TAX
The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of September 30, 2017 and December 31, 2016.
In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. As of September 30, 2017 and December 31, 2016, the Company had filed tax returns and therefore is subject to examination.
The Company’s taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate. The estimated tax character of dividends declared for nine month periods ended September 30, 2017 and 2016 was as follows:

	For the nine month periods ended
	September 30, 2017	September 30, 2016
Ordinary income	$62,708	$43,197
Tax return of capital	$—	$—
13. NFIC ACQUISITION
On June 9, 2017 (the “Acquisition Date”), the Company closed the NFIC Acquisition, with the Company as the surviving entity. As of the effective time of the NFIC Acquisition, each share of common stock of NFIC was converted into the right to receive a mixture of cash and shares of common stock of the Company, in accordance with the elections of the NFIC stockholders (the “Elections”). Based on the results of the Elections, the NFIC stockholders received in the aggregate 434,233 shares of common stock of the Company and approximately $145,602 in cash.

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

During the three month and nine month periods ended September 30, 2017, the Company incurred $322 in professional fees and other costs related to the NFIC Acquisition. The Company determined that the fair value of the net assets acquired equaled the purchase price excluding these costs. Accordingly, these costs related to the NFIC Acquisition were expensed.
14. SUBSEQUENT EVENTS
Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed below.
Subsequent to September 30, 2017, the Company borrowed $68,200 under the Credit Facility to fund investment acquisitions. The Company also voluntarily repaid $54,219 under the Credit Facility and SPV Credit Facility.
On November 7, 2017, our Board of Directors declared a quarterly dividend of $0.37 per share, which is payable on January 17, 2018 to stockholders of record as of December 29, 2017.

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

We use words such as “anticipates,” “believes,” “expects,” “intends,” “will,” “should,” “may,” “plans,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions to identify forward-looking statements, although not all forward-looking statements include these words. Our actual results and condition could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2016, under the heading “Risk Factors” in our prospectus filed under Rule 497 on June 14, 2017, and Part II, Item 1A of and elsewhere in this Form 10-Q.
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
On June 19, 2017, we closed our IPO, issuing 9,454,200 shares of our common stock (including shares issued pursuant to the exercise of the underwriters’ over-allotment option on July 5, 2017) at a public offering price of $18.50 per share. Net of underwriting costs, we received cash proceeds of $169,488. Shares of common stock of TCG BDC began trading on the NASDAQ Global Select Market under the symbol “CGBD” on June 14, 2017.
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
PORTFOLIO AND INVESTMENT ACTIVITY
As of September 30, 2017, the fair value of our investments was approximately $1,964,117, comprised of 108 investments in 92 portfolio companies/structured finance obligations/investment fund across 29 industries with 59 sponsors. As of December 31, 2016, the fair value of our investments was approximately $1,422,759, comprised of 98 investments in 86 portfolio companies/structured finance obligations/investment fund across 29 industries with 57 sponsors.
Based on fair value as of September 30, 2017, our portfolio consisted of approximately 89.6% in secured debt (75.9% in first lien debt (including 11.7% in first lien/last out loans) and 13.7% in second lien debt), 9.6% in Credit Fund, 0.1% in structured finance obligations and 0.7% in equity investments. Based on fair value as of September 30, 2017, approximately 1.2% of our debt portfolio was invested in debt bearing a fixed interest rate and approximately 98.8% of our debt portfolio was invested in debt bearing a floating interest rate, which primarily are subject to interest rate floors.
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

Our investment activity for the three month periods ended September 30, 2017 and 2016 is presented below (information presented herein is at amortized cost unless otherwise indicated):

	For the three month periods ended
	September 30, 2017	September 30, 2016
Investments:
Total investments, beginning of period	$1,727,680	$1,220,872
New investments purchased	310,633	308,572
Net accretion of discount on investments	1,832	1,881
Net realized gain (loss) on investments	172	544
Investments sold or repaid	(68,284)	(142,397)
Total Investments, end of period	$1,972,033	$1,389,472
Principal amount of investments funded:
First Lien Debt	$273,245	$249,318
Second Lien Debt	29,250	—
Structured Finance Obligations	—	—
Equity Investments	1,500	856
Investment Fund	12,600	63,200
Total	$316,595	$313,374
Principal amount of investments sold or repaid:
First Lien Debt	$(47,470)	$(89,469)
Second Lien Debt	(12,500)	(29,121)
Structured Finance Obligations	—	—
Investment Fund	(8,400)	(22,400)
Total	$(68,370)	$(140,990)
Number of new funded investments	28	19
Average amount of new funded investments	$11,094	$16,241
Percentage of new funded debt investments at floating interest rates	100%	100%
As of September 30, 2017 and December 31, 2016, investments consisted of the following:

	September 30, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt (excluding First Lien/Last Out)	$1,264,114	$1,259,983	$964,398	$955,478
First Lien/Last Out Unitranche	237,751	230,667	180,928	184,070
Second Lien Debt	266,604	268,783	172,960	171,864
Structured Finance Obligations	6,436	2,585	9,239	5,216
Equity Investments	10,327	13,552	5,071	6,474
Investment Fund	186,801	188,547	97,385	99,657
Total	$1,972,033	$1,964,117	$1,429,981	$1,422,759

The weighted average yields (1) for our first and second lien debt, based on the amortized cost and fair value as of September 30, 2017 and December 31, 2016, were as follows:

	September 30, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt (excluding First Lien/Last Out)	8.02%	8.05%	7.09%	7.15%
First Lien/Last Out Unitranche	9.77%	10.07%	12.33%	12.12%
First Lien Debt Total	8.30%	8.36%	7.92%	7.96%
Second Lien Debt	10.37%	10.29%	9.97%	10.04%
First and Second Lien Debt Total	8.61%	8.66%	8.19%	8.23%

(1)
Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of September 30, 2017 and December 31, 2016. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.

Total weighted average yields (which includes the effect of accretion of discount and amortization of premiums) of our first and second lien debt investments as measured on an amortized cost basis increased from 8.19% to 8.61% from December 31, 2016 to September 30, 2017. The increase in weighted average yields was primarily due to the increase in 90-day LIBOR from 1.00% to 1.33% and from originations of new investments with higher weighted average yields of 8.96% and sales/repayments of existing investments with lower weighted average yields of 8.60%.
The following table summarizes the fair value of our performing and non-performing investments as of
September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
	Fair Value	Percentage	Fair Value	Percentage
Performing	$1,941,309	98.84%	$1,415,131	99.46%
Non-accrual (1)	22,808	1.16	7,628	0.54
Total	$1,964,117	100.00%	$1,422,759	100.00%

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

See the Consolidated Schedules of Investments as of September 30, 2017 and December 31, 2016 in our consolidated financial statements in Part I, Item 1 of this Form 10-Q for more information on these investments, including a list of companies and type and amount of investments.
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
Our Investment Adviser monitors and, when appropriate, changes the investment ratings assigned to each debt investment in our portfolio. In connection with our quarterly valuation process, our Investment Adviser reviews our investment ratings on a regular basis. The following table summarizes the Internal Risk Ratings as of September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
	Fair Value	% of Fair Value	Fair Value	% of Fair Value
(dollar amounts in millions)
Internal Risk Rating 1	$75.1	4.27%	$59.3	4.52%
Internal Risk Rating 2	1,376.0	78.20	1,055.7	80.50
Internal Risk Rating 3	187.7	10.67	100.9	7.70
Internal Risk Rating 4	84.1	4.78	75.7	5.77
Internal Risk Rating 5	36.6	2.08	12.2	0.93
Internal Risk Rating 6	—	—	7.6	0.58
Total	$1,759.5	100.00%	$1,311.4	100.00%

As of September 30, 2017 and December 31, 2016, the weighted average Internal Risk Ratings of our debt investment portfolio were 2.2 and 2.2, respectively. As of September 30, 2017 and December 31, 2016, 10 and 8 of our debt investments, with an aggregate fair value of $120.7 million and $95.5 million, respectively, were assigned an Internal Risk Rating of 4-6. As of September 30, 2017 and December 31, 2016, one first lien debt investment in the portfolio with a fair value of $22.8 million and $7.6 million, respectively, was on non-accrual status, which represented approximately 1.30% and 0.58%, respectively, of total first and second lien investments at fair value. The remaining first and second lien debt investments were performing and current on their interest payments as of September 30, 2017 and December 31, 2016.

During the nine month period ended September 30, 2017, 2 investments with fair value of $21.1 million were downgraded to an Internal Risk Rating of 4 due to changes in financial condition and performance of the respective portfolio companies, one of which with fair value of $13.8 million was subsequently upgraded to an Internal Risk Rating of 2 due to a pending repayment in full. The remainder of the net increase in the aggregate fair value of debt investments assigned an Internal Risk Rating of 4-6 was primarily a result of the NFIC Acquisition and the transfer of 9 overlapping debt investments with fair value of approximately $28.4 million into our debt investment portfolio from NFIC, one new investment with fair value of approximately $3.9 million acquired from NFIC, and, to a lesser extent, general market movements, as well as the restructuring of TwentyEighty, Inc. which occurred in the first quarter of 2017 and resulted in the upgrades of the new Term Loan A to an Internal Risk Rating of 2 and new Term Loan B to an Internal Risk Rating of 3.

CONSOLIDATED RESULTS OF OPERATIONS
For the three month and nine month periods ended September 30, 2017 and 2016
The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and losses and net change in unrealized appreciation and depreciation. As a result, quarterly comparisons may not be meaningful.
Investment Income
Investment income for the three month and nine month periods ended September 30, 2017 and 2016 was as follows:

	For the three month periods ended		For the nine month periods ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
First Lien Debt	$29,336	$22,703	$84,922	$59,374
Second Lien Debt	7,461	5,462	17,255	16,865
Structured Finance Obligations	—	98	—	859
Equity Investments	—	—	2	13
Investment Fund	5,812	686	13,193	686
Cash	39	8	119	18
Total investment income	$42,648	$28,957	$115,491	$77,815
The increase in investment income for the three month and nine month periods ended September 30, 2017 from the comparable periods in 2016 was primarily driven by our increasing invested balance, increased fees and other income from syndications and prepayments, and increased interest and dividend income from Credit Fund. As of September 30, 2017, the size of our portfolio increased to $1,972,033 from $1,389,472 as of September 30, 2016, at amortized cost, and total principal amount of investments outstanding increased to $2,008,693 from $1,437,034 as of September 30, 2016. As of September 30, 2017, the weighted average yield of our first and second lien debt increased to 8.61% from 8.30% as of September 30, 2016 on amortized cost, primarily due to the increase in 90-day LIBOR and from net originations with higher weighted average yields.
Interest income on our first and second lien debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of September 30, 2017, one first lien debt investment in the portfolio was non-performing. The fair value of the loan in the portfolio on non-accrual status was $22,808, which represents approximately 1.30% of total first and second lien investments at fair value. The remaining first and second lien debt investments were performing and current on their interest payments as of September 30, 2017. All first and second lien debt investments were performing and current on their interest payments as of September 30, 2016.
The increase in other income for the three month and nine month periods ended September 30, 2017 from the comparable periods in 2016 was primarily driven by higher syndication fees and prepayment fees resulting from full paydowns on select investments. For the three month periods ended September 30, 2017 and 2016, the Company earned $1,318 and $1,909, respectively, in other income. For the nine month periods ended September 30, 2017 and 2016, the Company earned $7,900 and $4,578, respectively, in other income.
Our total dividend and interest income from investments in Credit Fund totaled $5,812 and $13,193 for the three month and nine month periods ended September 30, 2017, respectively. Our total dividend and interest income from investments in Credit Fund totaled $686 for the three month and nine month periods ended September 30, 2016. The increase was primarily driven by increased invested balance of Credit Fund since the commencement of operations at Credit Fund. We made our first investment in Credit Fund in February 2016.
Net investment income for the three month and nine month periods ended September 30, 2017 and 2016 was as follows:

	For the three month periods ended		For the nine month periods ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Total investment income	$42,648	$28,957	$115,491	$77,815
Net expenses	17,568	13,111	49,856	36,543
Net investment income (loss)	$25,080	$15,846	$65,635	$41,272
Expenses

	For the three month periods ended		For the nine month periods ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Base management fees	$6,999	$4,699	$17,781	$13,184
Incentive fees	5,321	3,962	15,459	10,318
Professional fees	361	568	1,957	1,574
Administrative service fees	184	180	522	526
Interest expense	5,922	4,051	16,694	11,475
Credit facility fees	521	682	1,553	2,139
Directors’ fees and expenses	121	146	355	410
Other general and administrative	472	390	1,462	1,312
Total expenses	19,901	14,678	55,783	40,938
Waiver of base management fees	2,333	1,567	5,927	4,395
Net expenses	$17,568	$13,111	$49,856	$36,543

Interest expense and credit facility fees for the three month and nine month periods ended September 30, 2017 and 2016 were comprised of the following:

	For the three month periods ended		For the nine month periods ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Interest expense	$5,922	$4,051	$16,694	$11,475
Facility unused commitment fee	309	351	925	1,034
Amortization of deferred financing costs	183	305	541	1,027
Other fees	29	26	87	78
Total interest expense and credit facility fees	$6,443	$4,733	$18,247	$13,614
Cash paid for interest expense	$4,910	$3,906	$15,422	$10,700
The increase in interest expense for the three month and nine month periods ended September 30, 2017 compared to the comparable periods in 2016 was driven by increased drawings under the Facilities related to increased deployment of capital for investments. For the three month period ended September 30, 2017, the average interest rate increased to 3.40% from 2.75% for the comparable period in 2016, and average principal debt outstanding increased to $406,498 from $292,084 for the comparable period in 2016. For the nine month period ended September 30, 2017, the average interest rate increased to 3.24% from 2.67% for the comparable period in 2016, and average principal debt outstanding increased to $402,787 from $277,575 for the comparable period in 2016.
The increase in base management fees (and related waiver of base management fees) and incentive fees related to pre-incentive fee net investment income for the three month and nine month periods ended September 30, 2017 from the comparable period in 2016 were driven by our deployment of capital and increasing invested balance. For the three month periods ended September 30, 2017 and 2016, base management fees were $4,666 and $3,132, respectively, (net the waiver of $2,333 and $1,567, respectively), incentive fees related to pre-incentive fee net investment income were $5,321 and $3,962, respectively, and there were no incentive fees related to realized capital gains. For the nine month periods ended September 30, 2017 and 2016, base management fees were $11,854 and $8,789, respectively, (net the waiver of $5,927 and $4,395, respectively), incentive fees related to pre-incentive fee net investment income were $15,459 and $10,318, respectively, and there were no incentive fees related to realized capital gains. The accrual for any capital gains incentive fee under accounting principles generally accepted in the United States (“US GAAP”) in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. See Note 4 to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q for more information on the incentive and base management fees. For the three month and nine month periods ended September 30, 2017 and 2016, there were no accrued capital gains incentive fees based upon the cumulative net realized and unrealized appreciation (depreciation) as of September 30, 2017 and 2016, respectively.
Professional fees include legal, rating agencies, audit, tax, valuation, technology and other professional fees incurred related to the management of the Company. Administrative service fees represent fees paid to the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including our allocable portion of the cost of certain of our executive officers and their respective staff. Other general and administrative expenses include insurance, filing, research, subscriptions and other costs. The increase in professional fees for the three month and nine month periods ended September 30, 2017 compared to the comparable periods in 2016 was driven by an increase in non-recurring professional fees related to the NFIC Acquisition.
Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) on Investments
During the three month and nine month periods ended September 30, 2017, we had realized gains on 4 and 13 investments, respectively, totaling approximately $181 and $593, respectively, which were offset by realized losses on 1 and 8 investments, respectively, totaling approximately $9 and $8,317, respectively. During the three month and nine month periods ended September 30, 2016, we had realized gains on 3 and 8 investments, respectively, totaling approximately $632 and $811, respectively, which were offset by realized losses on 2 and 12 investments, respectively, totaling approximately $88 and $9,866, respectively. During the three month and nine month periods ended September 30, 2017, we had a change in unrealized appreciation on 59 and 60 investments, respectively, totaling approximately $13,191 and $29,089, respectively, which was offset by a change in unrealized depreciation on 44 and 70 investments, respectively, totaling approximately $12,900 and $29,783, respectively. During the three month and nine month periods ended September 30, 2016, we had a change in unrealized appreciation on 69 and 86 investments, respectively, totaling approximately $19,587 and $34,680, respectively, which was offset by a change in unrealized depreciation on 32 and 25 investments, respectively, totaling approximately $6,807 and $14,484, respectively. In particular, effective January 31, 2017, TwentyEighty, Inc. (fka Miller Heiman, Inc.) completed a restructuring whereby the first lien debt held by us was converted into new term loans and equity. As a result, $10,943 of unrealized depreciation was reversed and we realized a loss of $7,738 on the investment during the nine month period ended September 30, 2017.
Net realized gain (loss) and net change in unrealized appreciation (depreciation) by the type of investments for the three month and nine month periods ended September 30, 2017 and 2016 were as follows:

	For the three month periods ended		For the nine month periods ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net realized gain (loss) on investments	$172	$544	$(7,724)	$(9,055)
Net change in unrealized appreciation (depreciation) on investments	291	12,780	(694)	20,196
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	$463	$13,324	$(8,418)	$11,141
Net realized gain (loss) and net change in unrealized appreciation (depreciation) by the type of investments for the three month and nine month periods ended September 30, 2017 and 2016 were as follows:

	For the three month periods ended
	September 30, 2017		September 30, 2016
Type	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)
First Lien Debt	$141	$(1,434)	$324	$3,082
Second Lien Debt	—	1,359	221	5,648
Structured Finance Obligations	31	—	(1)	1,145
Equity Investments	—	1,330	—	661
Investment Fund	—	(964)	—	2,244
Total	$172	$291	$544	$12,780

	For the nine month periods ended
	September 30, 2017		September 30, 2016
Type	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)
First Lien Debt	$(7,710)	$(5,437)	$495	$3,223
Second Lien Debt	(3)	3,275	221	4,189
Structured Finance Obligations	(11)	172	(9,771)	9,888
Equity Investments	—	1,822	—	939
Investment Fund	—	(526)	—	1,957
Total	$(7,724)	$(694)	$(9,055)	$20,196
Net change in unrealized depreciation in our investments for the three month and nine month periods ended September 30, 2017 compared to the comparable period in 2016 was primarily due to changes in various inputs utilized under our valuation methodology, including, but not limited to, market spreads, leverage multiples and borrower ratings, and the impact of exits.
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
Selected Financial Data
Since inception of Credit Fund and through September 30, 2017 and December 31, 2016, the Company and Credit Partners each made capital contributions of $1 in members’ equity and $74,500 and $35,000, respectively, in subordinated loans to Credit Fund. As of September 30, 2017 and December 31, 2016, Credit Fund had net borrowings of $112,300 and $62,384, respectively, in mezzanine loans under a revolving credit facility with the Company (the “Credit Fund Facility”). As of September 30, 2017 and December 31, 2016, Credit Fund had subordinated loans and members’ capital of $152,495 and $74,547, respectively. As of September 30, 2017 and December 31, 2016, the Company’s ownership interest in such subordinated loans and members’ capital was $76,247 and $37,273, respectively, and in such mezzanine loans was $112,300 and $62,384, respectively.
As of September 30, 2017 and December 31, 2016, Credit Fund held cash and cash equivalents totaling $14,767 and $6,103, respectively.
As of September 30, 2017 and December 31, 2016, Credit Fund had total investments at fair value of $823,129 and $437,829, respectively, which was comprised of first lien senior secured loans and second lien senior secured loans to 47 and 28 portfolio companies, respectively. As of September 30, 2017 and December 31, 2016, no loans in Credit Fund’s portfolio were on non-accrual status or contained PIK provisions. All investments in the portfolio were floating rate debt investments with an interest rate floor. The portfolio companies in Credit Fund are U.S. middle market companies in industries similar to those in which the Company may invest directly. Additionally, as of September 30, 2017 and December 31, 2016, Credit Fund had commitments to fund various undrawn revolvers and delayed draw investments to its portfolio companies totaling $65,341 and $30,361, respectively.
Below is a summary of Credit Fund’s portfolio, followed by a listing of the loans in Credit Fund’s portfolio as of September 30, 2017 and December 31, 2016:

	As of September 30, 2017	As of December 31, 2016
Senior secured loans (1)	$827,857	$439,086
Weighted average yields of senior secured loans based on amortized cost (2)	6.63%	6.47%
Weighted average yields of senior secured loans based on fair value (2)	6.60%	6.41%
Number of portfolio companies in Credit Fund	47	28
Average amount per portfolio company (1)	$17,614	$15,682

(1)	At par/principal amount.

(2)
Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of September 30, 2017 and December 31, 2016. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.

Consolidated Schedule of Investments as of September 30, 2017 (unaudited)
Investments (1)	Industry	Interest Rate	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
First Lien Debt (99.60% of fair value)
Acrisure, LLC (2) (3) (4)	Banking, Finance, Insurance & Real Estate	L + 5.00% (1.00% Floor)	11/22/2023	$19,900	$19,855	$20,099
Advanced Instruments, LLC (2) (3) (4) (7) (10) (11)	Healthcare & Pharmaceuticals	L + 5.25% (1.00% Floor)	10/31/2022	11,940	11,818	11,904
Alpha Packaging Holdings, Inc. (2) (3) (4) (7) (10)	Containers, Packaging & Glass	L + 4.25% (1.00% Floor)	5/12/2020	15,288	15,236	15,289
AM Conservation Holding Corporation (2) (3) (4)	Energy: Electricity	L + 4.75% (1.00% Floor)	10/31/2022	29,775	29,530	29,647
AMS Finco, S.A.R.L. (Alexander Mann Solutions) (United Kingdom) (2) (3) (4) (11)	Business Services	L + 5.50% (1.00% Floor)	5/26/2024	24,938	24,700	25,012
Anaren, Inc. (2) (3) (4)	Telecommunications	L + 4.50% (1.00% Floor)	2/18/2021	10,065	10,040	10,065
AQA Acquisition Holding, Inc. (2) (3) (4) (7) (10)	High Tech Industries	L + 4.50% (1.00% Floor)	5/24/2023	27,472	27,346	27,469
Borchers, Inc. (2) (3) (4) (7) (10)	Chemicals, Plastics & Rubber	L + 4.75% (1.00% Floor)	1/13/2024	8,024	7,982	8,024
Brooks Equipment Company, LLC (2) (3) (4)	Construction & Building	L + 5.00% (1.00% Floor)	8/29/2020	7,196	7,180	7,195
Datapipe, Inc. (2) (3) (4)	Telecommunications	L + 4.75% (1.00% Floor)	3/15/2019	9,675	9,618	9,675
DBI Holding LLC (2) (3) (4) (11)	Transportation: Cargo	L + 5.25% (1.00% Floor)	8/1/2021	19,850	19,697	19,832
DecoPac, Inc. (2) (3) (4) (7) (10)	Non-durable Consumer Goods	L + 4.25% (1.00% Floor)	9/29/2024	13,286	13,136	13,218
Dent Wizard International Corporation (2) (3) (4) (11)	Automotive	L + 4.75% (1.00% Floor)	4/7/2020	24,564	24,431	24,530
DTI Holdco, Inc. (2) (3) (4)	High Tech Industries	L + 5.25% (1.00% Floor)	9/30/2023	19,800	19,619	19,008
EAG, Inc. (2) (3) (4) (11)	Business Services	L + 4.25% (1.00% Floor)	7/28/2018	8,231	8,252	8,231
EIP Merger Sub, LLC (Evolve IP) (2) (3) (4) (8) (11)	Telecommunications	L + 6.25% (1.00% Floor)	6/7/2021	22,740	22,178	22,374
EIP Merger Sub, LLC (Evolve IP) (2) (3) (4) (9) (11)	Telecommunications	L + 6.25% (1.00% Floor)	6/7/2021	1,500	1,461	1,480
Empower Payments Acquisitions, Inc. (2) (3) (4)	Media: Advertising, Printing & Publishing	L + 5.50% (1.00% Floor)	11/30/2023	17,369	17,050	17,369
FCX Holdings Corp. (2) (3) (4) (11)	Capital Equipment	L + 4.50% (1.00% Floor)	8/4/2020	9,620	9,578	9,620
Golden West Packaging Group LLC (2) (3) (4) (11)	Containers, Packaging & Glass	L + 5.25% (1.00% Floor)	6/20/2023	20,948	20,754	20,839
J.S. Held LLC (2) (3) (4) (7) (10)	Banking, Finance, Insurance & Real Estate	L + 5.50% (1.00% Floor)	9/27/2023	18,249	18,057	18,121
Jensen Hughes, Inc. (2) (3) (4) (7) (10) (12)	Utilities: Electric	L + 5.00% (1.00% Floor)	12/4/2021	20,682	20,491	20,682
Kestra Financial, Inc. (2) (3) (4)	Banking, Finance, Insurance & Real Estate	L + 5.25% (1.00% Floor)	6/24/2022	19,750	19,514	19,630
MSHC, Inc. (2) (3) (4)	Construction & Building	L + 4.25% (1.00% Floor)	7/31/2023	10,000	9,956	9,990
North American Dental Management, LLC (2) (3) (4) (7) (10)	Healthcare & Pharmaceuticals	L + 4.75% (1.00% Floor)	7/7/2023	16,869	16,299	16,574
PAI Holdco, Inc. (Parts Authority) (2) (3) (4)	Automotive	L + 4.75% (1.00% Floor)	12/30/2022	9,875	9,817	9,875
Paradigm Acquisition Corp. (2) (3) (4)	Business Services	L + 5.00% (1.00% Floor)	6/2/2022	11,909	11,820	11,909
Pasternack Enterprises, Inc. (Infinite RF) (2) (3) (4) (11)	Capital Equipment	L + 5.00% (1.00% Floor)	5/27/2022	20,280	20,181	20,278
Premier Senior Marketing, LLC (2) (3) (4) (11)	Banking, Finance, Insurance & Real Estate	L + 5.00% (1.00% Floor)	7/1/2022	8,722	8,680	8,665
PSI Services LLC (2) (3) (4) (7) (10) (11)	Business Services	L + 5.00% (1.00% Floor)	1/19/2023	30,828	30,278	30,238

Consolidated Schedule of Investments as of September 30, 2017 (unaudited)
Investments (1)	Industry	Interest Rate	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
First Lien Debt (99.60% of fair value)
Q Holding Company (2) (3) (4)	Automotive	L + 5.00% (1.00% Floor)	12/18/2021	17,322	17,233	17,322
QW Holding Corporation (Quala) (2) (3) (4) (7) (10)	Environmental Industries	L + 6.75% (1.00% Floor)	8/31/2022	10,400	9,777	9,994
Restaurant Technologies, Inc. (2) (3) (4)	Retail	L + 4.75% (1.00% Floor)	11/23/2022	17,412	17,275	17,226
Sovos Brands Intermediate, Inc. (2) (3) (4) (7) (10)	Beverage, Food & Tobacco	L + 4.50% (1.00% Floor)	7/18/2024	21,622	21,513	21,619
Superion, LLC (fka Ramundsen Public Sector, LLC) (2) (3) (4)	Sovereign & Public Finance	L + 4.25% (1.00% Floor)	2/1/2024	3,980	3,964	3,980
Surgical Information Systems, LLC (2) (3) (4) (9) (11)	High Tech Industries	L + 5.00% (1.00% Floor)	4/24/2023	30,000	29,718	29,991
Systems Maintenance Services Holding, Inc. (2) (3) (4) (11)	High Tech Industries	L + 5.00% (1.00% Floor)	10/30/2023	24,316	24,155	24,076
T2 Systems Canada, Inc. (2) (3) (4)	Transportation: Consumer	L + 6.75% (1.00% Floor)	9/28/2022	2,680	2,621	2,656
T2 Systems, Inc. (2) (3) (4) (7) (10)	Transportation: Consumer	L + 6.75% (1.00% Floor)	9/28/2022	15,967	15,600	15,818
Teaching Strategies, LLC (2) (3) (4) (7) (10) (11)	Media: Advertising, Printing & Publishing	L + 4.75% (1.00% Floor)	2/27/2023	18,009	17,840	17,936
The Original Cakerie, Ltd. (Canada) (2) (3) (4) (7) (10)	Beverage, Food & Tobacco	L + 5.00% (1.00% Floor)	7/20/2021	6,957	6,892	6,957
The Original Cakerie, Co. (Canada) (2) (3) (4)	Beverage, Food & Tobacco	L + 5.50% (1.00% Floor)	7/20/2021	3,594	3,580	3,594
U.S. Acute Care Solutions, LLC (2) (3) (4)	Healthcare & Pharmaceuticals	L + 5.00% (1.00% Floor)	5/15/2021	32,111	31,874	31,723
U.S. TelePacific Holdings Corp. (2) (3) (4) (11)	Telecommunications	L + 5.00% (1.00% Floor)	5/2/2023	29,925	29,632	29,177
Valicor Environmental Services, LLC (2) (3) (4) (7) (10) (11)	Environmental Industries	L + 5.00% (1.00% Floor)	6/1/2023	19,977	19,492	19,692
Vantage Specialty Chemicals, Inc. (2) (4) (11)	Chemicals, Plastics & Rubber	P + 3.50%	2/5/2021	22,218	22,142	22,218
WIRB - Copernicus Group, Inc. (2) (3) (4)	Healthcare & Pharmaceuticals	L + 5.00% (1.00% Floor)	8/12/2022	14,875	14,806	14,875
WRE Holding Corp. (2) (3) (4) (7) (10)	Environmental Industries	L + 4.75% (1.00% Floor)	1/3/2023	5,028	4,936	4,976
Zest Holdings, LLC (2) (3) (4) (11)	Durable Consumer Goods	L + 4.25% (1.00% Floor)	8/16/2023	21,500	21,448	21,657
Zywave, Inc. (2) (3) (4) (7) (10)	High Tech Industries	L + 5.00% (1.00% Floor)	11/17/2022	17,369	17,207	17,529
First Lien Debt Total					816,259	819,858
Second Lien Debt (0.40% of fair value)
Superion, LLC (fka Ramundsen Public Sector, LLC) (2) (3) (7)	Sovereign & Public Finance	L + 8.50% (1.00% Floor)	1/31/2025	$200	$198	$203
Vantage Specialty Chemicals, Inc. (2) (4) (11)	Chemicals, Plastics & Rubber	P + 7.75%	2/5/2022	2,000	1,968	2,000
Zywave, Inc. (2) (3) (4)	High Tech Industries	L + 9.00% (1.00% Floor)	11/17/2023	1,050	1,036	1,068
Second Lien Debt Total					$3,202	$3,271
Total Investments					$819,461	$823,129

(1)
Unless otherwise indicated, issuers of investments held by Credit Fund are domiciled in the United States. As of September 30, 2017, the geographical composition of investments as a percentage of fair value was 1.28% in Canada, 3.04% in the United Kingdom, and 95.68% in the United States.

(2)
Variable rate loans to the portfolio companies bear interest at a rate that may be determined by reference to either LIBOR (“L”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate (“P”)), which generally resets quarterly. For each such loan, Credit Fund has provided the interest rate in effect as of September 30, 2017. As of September 30, 2017, all of Credit Fund’s LIBOR loans were indexed to the 90-day LIBOR rate at 1.34%, except for those loans as indicated in Note 11 below, and the U.S. Prime Rate loan was indexed at 4.25%.

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

(6)
Fair value is determined in good faith by or under the direction of the board of managers of Credit Fund, pursuant to Credit Fund’s valuation policy, with the fair value of all investments determined using significant unobservable inputs, which is substantially similar to the valuation policy of the Company provided in “—Critical Accounting Policies—Fair Value Measurements.”

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

(9)
In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, Credit Fund is entitled to receive additional interest as a result of an agreement among lenders as follows: EIP Merger Sub, LLC (Evolve IP) (3.98%) and Surgical Information Systems, LLC (1.01%). Pursuant to the agreement among lenders in respect of these loans, these investments represent a first lien/last out loan, which has a secondary priority behind the first lien/first out loan with respect to principal, interest and other payments.

(10)	As of September 30, 2017, Credit Fund had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

First Lien Debt—unfunded delayed draw and revolving term loans commitments	Type	Unused Fee	Par/ Principal Amount	Fair Value
Advanced Instruments, LLC	Revolver	0.50%	$1,333	$(4)
Alpha Packaging Holdings, Inc.	Delayed Draw	1.00%	1,780	—
AQA Acquisition Holding, Inc.	Revolver	0.50%	2,459	—
Borchers, Inc.	Revolver	0.50%	1,935	—
DecoPac, Inc.	Revolver	0.50%	1,714	(8)
Jensen Hughes, Inc.	Delayed Draw	1.00%	1,461	—
Jensen Hughes, Inc.	Revolver	0.50%	2,000	—
J.S. Held LLC	Delayed Draw	0.50%	2,253	(14)
North American Dental Management, LLC	Delayed Draw	1.00%	10,101	(99)
North American Dental Management, LLC	Revolver	0.50%	3,030	(30)
PSI Services LLC	Revolver	0.50%	226	(4)
QW Holding Corporation (Quala)	Delayed Draw	1.00%	7,515	(134)
QW Holding Corporation (Quala)	Revolver	0.50%	4,948	(88)
Sovos Brands Intermediate, Inc.	Revolver	0.50%	3,378	—
T2 Systems, Inc.	Revolver	0.50%	1,173	(10)
Teaching Strategies, LLC	Revolver	0.50%	1,900	(7)
The Original Cakerie, Ltd. (Canada)	Revolver	0.50%	1,665	—
Valicor Environmental Services, LLC	Delayed Draw	1.00%	5,825	(55)
Valicor Environmental Services, LLC	Revolver	0.50%	4,197	(40)
WRE Holding Corp.	Delayed Draw	1.00%	4,125	(21)
WRE Holding Corp.	Revolver	0.50%	823	(4)
Zywave, Inc.	Revolver	0.50%	1,500	13
Total unfunded commitments			$65,341	$(505)

(11)	As of September 30, 2017, this LIBOR loan was indexed to the 30-day LIBOR rate at 1.23%.

(12)	As of September 30, 2017, this LIBOR loan was indexed to the 180-day LIBOR rate at 1.51%.

Consolidated Schedule of Investments as of December 31, 2016
Investments (1)	Industry	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
First Lien Debt (99.31% of fair value)
AM Conservation Holding Corporation (2) (3) (4)	Energy: Electricity	L + 4.75% (1.00% Floor)	10/31/2022	$30,000	$29,721	$29,925
Datapipe, Inc. (2) (3) (4) (11)	Telecommunications	L + 4.75% (1.00% Floor)	3/15/2019	9,750	9,654	9,764
Dimora Brands, Inc. (fka TK USA Enterprises, Inc.) (2) (3) (4) (11)	Construction & Building	L + 4.50% (1.00% Floor)	4/4/2023	19,850	19,580	19,723
Diversitech Corporation (2) (4) (10) (11)	Capital Equipment	P + 3.50%	11/19/2021	14,803	14,617	14,803
DTI Holdco, Inc. (2) (3) (4) (7)	High Tech Industries	L + 5.25% (1.00% Floor)	9/30/2023	19,950	19,751	19,651
DYK Prime Acquisition LLC (2) (3) (4)	Chemicals, Plastics & Rubber	L + 4.75% (1.00% Floor)	4/1/2022	5,775	5,735	5,775
EAG, Inc. (2) (3) (4) (11)	Business Services	L + 4.25% (1.00% Floor)	7/28/2018	8,713	8,686	8,720
EIP Merger Sub, LLC (Evolve IP) (2) (3) (4) (8)	Telecommunications	L + 6.25% (1.00% Floor)	6/7/2021	22,971	22,323	22,509
EIP Merger Sub, LLC (Evolve IP) (2) (3) (4) (9)	Telecommunications	L + 6.25% (1.00% Floor)	6/7/2021	1,500	1,455	1,468
Empower Payments Acquisitions, Inc. (2) (3) (7)	Media: Advertising, Printing & Publishing	L + 5.50% (1.00% Floor)	11/30/2023	17,500	17,154	17,279
Generation Brands Holdings, Inc. (2) (3) (4)	Durable Consumer Goods	L + 5.00% (1.00% Floor)	6/10/2022	19,900	19,712	20,099
Jensen Hughes, Inc. (2) (3) (4) (10)	Utilities: Electric	L + 5.00% (1.00% Floor)	12/4/2021	20,409	20,188	20,327
Kestra Financial, Inc. (2) (3) (4)	Banking, Finance, Insurance & Real Estate	L + 5.25% (1.00% Floor)	6/24/2022	19,900	19,632	19,814
MSHC, Inc. (2) (3) (4) (10)	Construction & Building	L + 5.00% (1.00% Floor)	7/19/2021	13,177	13,062	13,003
PAI Holdco, Inc. (Parts Authority) (2) (3) (4)	Automotive	L + 4.75% (1.00% Floor)	12/30/2022	9,950	9,886	9,950
Pasternack Enterprises, Inc. (Infinite RF) (2) (3) (4)	Capital Equipment	L + 5.00% (1.00% Floor)	5/27/2022	11,941	11,844	11,941
Q Holding Company (2) (3) (4)	Automotive	L + 5.00% (1.00% Floor)	12/18/2021	13,964	13,828	13,941
QW Holding Corporation (Quala) (2) (3) (4) (7) (10)	Environmental Industries	L + 6.75% (1.00% Floor)	8/31/2022	8,975	8,413	9,030
RelaDyne Inc. (2) (3) (4) (10)	Wholesale	L + 5.25% (1.00% Floor)	7/22/2022	23,514	23,117	23,443
Restaurant Technologies, Inc. (2) (3) (4)	Retail	L + 4.75% (1.00% Floor)	11/23/2022	14,000	13,871	13,969
Systems Maintenance Services Holding, Inc. (2) (3) (4)	High Tech Industries	L + 5.00% (1.00% Floor)	10/30/2023	12,000	11,885	12,001
T2 Systems Canada, Inc. (2) (3) (4) (11)	Transportation: Consumer	L + 6.75% (1.00% Floor)	9/28/2022	2,700	2,635	2,727
T2 Systems, Inc. (2) (3) (4) (10) (11)	Transportation: Consumer	L + 6.75% (1.00% Floor)	9/28/2022	15,300	14,888	15,473
The Original Cakerie, Ltd. (Canada) (2) (3) (4) (10)	Beverage, Food & Tobacco	L + 5.00% (1.00% Floor)	7/20/2021	7,009	6,946	7,009
The Original Cakerie, Co. (Canada) (2) (3) (4)	Beverage, Food & Tobacco	L + 5.50% (1.00% Floor)	7/20/2021	3,621	3,591	3,621
U.S. Acute Care Solutions, LLC (2) (3) (4)	Health & Pharmaceuticals	L + 5.00% (1.00% Floor)	5/15/2021	26,400	26,154	26,336
U.S. Anesthesia Partners, Inc. (2) (3) (4)	Health & Pharmaceuticals	L + 5.00% (1.00% Floor)	12/31/2019	10,374	10,275	10,362
Vantage Specialty Chemicals, Inc. (2) (3) (4) (11)	Chemicals, Plastics & Rubber	L + 4.50% (1.00% Floor)	2/5/2021	17,910	17,786	17,903
WIRB—Copernicus Group, Inc. (2) (3) (4)	Health & Pharmaceuticals	L + 5.00% (1.00% Floor)	8/12/2022	7,980	7,916	8,050
Zest Holdings, LLC (2) (3) (4)	Durable Consumer Goods	L + 4.75% (1.00% Floor)	8/16/2020	8,700	8,658	8,749

Consolidated Schedule of Investments as of December 31, 2016
Investments (1)	Industry	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
First Lien Debt (99.31% of fair value)
Zywave, Inc. (2) (3) (4) (7) (10)	High Tech Industries	L + 5.00% (1.00% Floor)	11/17/2022	$17,500	$17,315	$17,434
First Lien Debt Total					$430,278	$434,799
Second Lien Debt (0.69% of fair value)
Vantage Specialty Chemicals, Inc. (2) (3) (4) (11)	Chemicals, Plastics & Rubber	L + 8.75% (1.00% Floor)	2/5/2022	$2,000	$1,960	$1,987
Zywave, Inc. (2) (3) (4)	High Tech Industries	L + 9.00% (1.00% Floor)	11/17/2023	1,050	1,034	1,043
Second Lien Debt Total					$2,994	$3,030
Total Investments					$433,272	$437,829

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

(9)
In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, Credit Fund is entitled to receive additional interest as a result of an agreement among lenders as follows: EIP Merger Sub, LLC (Evolve IP) (3.84%). Pursuant to the agreement among lenders in respect of this loan, this investment represents a first lien/last out loan, which has a secondary priority behind the first lien/first out loan with respect to principal, interest and other payments.

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
Below is certain summarized consolidated financial information for Credit Fund as of September 30, 2017 and December 31, 2016, respectively. Credit Fund commenced operations in May 2016.

	September 30, 2017	December 31, 2016
	(unaudited)
Selected Consolidated Balance Sheet Information
ASSETS
Investments, at fair value (amortized cost of $819,461 and $433,272, respectively)	$823,129	$437,829
Cash and other assets	21,868	11,326
Total assets	$844,997	$449,155
LIABILITIES AND MEMBERS’ EQUITY
Secured borrowings	$566,061	$248,540
Mezzanine loans	112,300	62,384
Other liabilities	14,141	63,684
Subordinated loans and members’ equity	152,495	74,547
Liabilities and members’ equity	$844,997	$449,155

	For the three month periods ended		For the nine month periods ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Selected Consolidated Statement of Operations Information:
Total investment income	$14,914	$3,642	$33,802	$3,658
Expenses
Interest and credit facility expenses	8,809	1,798	21,204	1,836
Other expenses	356	496	1,041	883
Total expenses	9,165	2,294	22,245	2,719
Net investment income (loss)	5,749	1,348	11,557	939
Net realized gain (loss) on investments	—	41	—	41
Net change in unrealized appreciation (depreciation) on investments	(2,076)	3,798	(889)	3,634
Net increase (decrease) resulting from operations	$3,673	$5,187	$10,668	$4,614
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

During the three month periods ended September 30, 2017 and 2016, there were mezzanine loan borrowings of $7,600 and $53,200, respectively, and repayments of $8,400 and $22,400, respectively, under the Credit Fund Facility. During the nine month periods ended September 30, 2017 and 2016, there were mezzanine loan borrowings of $91,760 and $54,200, respectively, and repayments of $41,844 and $22,400, respectively, under the Credit Fund Facility. As of September 30, 2017 and December 31, 2016, there were $112,300 and $62,384 in mezzanine loans outstanding, respectively.
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
During the three month periods ended September 30, 2017 and 2016, there were secured borrowings of $59,900 and $187,225, respectively, and repayments of $39,784 and $0, respectively, under the Credit Fund Sub Facility. During the nine month periods ended September 30, 2017 and 2016, there were secured borrowings of $357,305 and $206,075, respectively, and repayments of $39,784 and $0, respectively, under the Credit Fund Sub Facility. As of September 30, 2017 and December 31, 2016, there was $566,061 and $248,540 in secured borrowings outstanding, respectively.
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
We closed on March 21, 2014 on the Credit Facility, which was subsequently amended on January 8, 2015, May 25, 2016 and March 22, 2017. The maximum principal amount of the Credit Facility is $383,000, subject to availability under the Credit Facility, which is based on certain advance rates multiplied by the value of the Company’s portfolio investments (subject to certain concentration limitations) net of certain other indebtedness that the Company may incur in accordance with the terms of the Credit Facility. Proceeds of the Credit Facility may be used for general corporate purposes, including the funding of portfolio investments. Maximum capacity under the Credit Facility may be increased, subject to certain conditions, to $550,000 through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Credit Facility includes a $20,000 limit for swingline loans and a $5,000 limit for letters of credit. Subject to certain exceptions, the Credit Facility is secured by a first lien security interest in substantially all of the portfolio investments held by the Company. The Credit Facility includes customary covenants, including certain financial covenants related to asset coverage, shareholders’ equity and liquidity, certain limitations on the incurrence of additional indebtedness and liens, and other maintenance covenants, as well as usual and customary events of default for senior secured revolving credit facilities of this nature.
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
As of September 30, 2017 and December 31, 2016, the Company had $35,149 and $38,489, respectively, in cash and cash equivalents. The Facilities consisted of the following as of September 30, 2017 and December 31, 2016:

	September 30, 2017
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
SPV Credit Facility	$400,000	$329,769	$70,231	$2,664
Credit Facility	383,000	249,000	134,000	134,000
Total	$783,000	$578,769	$204,231	$136,664

	December 31, 2016
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
SPV Credit Facility	$400,000	$252,885	$147,115	$5,988
Credit Facility	220,000	169,000	51,000	51,000
Total	$620,000	$421,885	$198,115	$56,988

(1)	The unused portion is the amount upon which commitment fees are based.

(2)	Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.

The following were the carrying values (before debt issuance costs) and fair values of the Company’s 2015-1 Notes as of September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Aaa/AAA Class A-1A Notes	$160,000	$160,030	$160,000	$160,072
Aaa/AAA Class A-1B Notes	40,000	40,009	40,000	39,960
Aaa/AAA Class A-1C Notes	27,000	27,009	27,000	26,951
Aa2 Class A-2 Notes	46,000	46,008	46,000	45,784
Total	$273,000	$273,056	$273,000	$272,767

As of September 30, 2017, we had a combined $851,769 of outstanding consolidated indebtedness under our Facilities and 2015-1 Notes. Our annualized interest cost as of September 30, 2017, was 3.37%, excluding fees (such as fees on undrawn amounts and amortization of upfront fees).

Equity Activity
On June 9, 2017, in connection with the NFIC Acquisition, the Company issued 434,233 shares of common stock valued at approximately $8,046. See Note 13 to the consolidated financial statements in Part II, Item 8 of this Form 10-Q for additional information regarding the NFIC Acquisition.
On June 19, 2017, we closed our IPO, issuing 9,454,200 shares of our common stock (including shares issued pursuant to the exercise of the underwriters’ over-allotment option on July 5, 2017) at a public offering price of $18.50 per share. Net of underwriting costs, we received cash proceeds of $169,488. Shares of common stock of TCG BDC began trading on the NASDAQ Global Select Market under the symbol “CGBD” on June 14, 2017. Upon the completion of the IPO, uncalled capital commitments payable to the Company by the Company’s pre-IPO investors were automatically reduced to zero.
Shares issued as of September 30, 2017 and December 31, 2016 were 61,859,848 and 41,702,318, respectively.
The following table summarizes activity in the number of shares of our common stock outstanding during the nine month periods ended September 30, 2017 and 2016:

	For the nine month periods ended
	September 30, 2017	September 30, 2016
Shares outstanding, beginning of period	41,702,318	31,524,083
Common stock issued	20,146,560	8,256,770
Reinvestment of dividends	10,970	10,629
Shares outstanding, end of period	61,859,848	39,791,482
Contractual Obligations
A summary of our significant contractual payment obligations was as follows as of September 30, 2017 and December 31, 2016:

	SPV Credit Facility and Credit Facility		2015-1 Notes
Payment Due by Period	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Less than 1 Year	$—	$—	$—	$—
1-3 Years	—	—	—	—
3-5 Years	578,769	421,885	—	—
More than 5 Years	—	—	273,000	273,000
Total	$578,769	$421,885	$273,000	$273,000
As of September 30, 2017 and December 31, 2016, $329,769 and $252,885, respectively, of secured borrowings were outstanding under the SPV Credit Facility, $249,000 and $169,000, respectively, were outstanding under the Credit Facility and $273,000 of 2015-1 Notes were outstanding. For the three month and nine month periods ended September 30, 2017, we incurred $5,922 and $16,694, respectively, of interest expense and $309 and $925, respectively, of unused commitment fees. For the three month and nine month periods ended September 30, 2016, we incurred $4,051 and $11,475, respectively, of interest expense and $351 and $1,034, respectively, of unused commitment fees.
OFF BALANCE SHEET ARRANGEMENTS
In the ordinary course of our business, we enter into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in these consolidated financial statements as of September 30, 2017 and December 31, 2016 included in Part I, Item 1 of this Form 10-Q for any such exposure.
We have in the past and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments.
We had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Principal Amount as of
	September 30, 2017	December 31, 2016
Unfunded delayed draw commitments	$94,140	$35,704
Unfunded revolving term loan commitments	37,683	24,063
Total unfunded commitments	$131,823	$59,767
Pursuant to an undertaking by us in connection with the 2015-1 Debt Securitization, we agreed to hold on an ongoing basis Preferred Interests with an aggregate dollar purchase price at least equal to 5% of the aggregate outstanding amount of all collateral obligations by the 2015-1 Issuer for so long as any securities of the 2015-1 Issuer remains outstanding. As of September 30, 2017, we were in compliance with this undertaking.
DIVIDENDS AND DISTRIBUTIONS TO COMMON STOCKHOLDERS
Prior to July 5, 2017, we had an “opt in” dividend reinvestment plan. Effective on July 5, 2017, we converted our “opt in” dividend reinvestment plan to an “opt out” dividend reinvestment plan that provides for reinvestment of our dividends and other distributions on behalf of our stockholders, other than those stockholders who have “opted out” of the plan. As a result of adopting the plan, if our Board of Directors authorizes, and we declare, a cash dividend or distribution, our stockholders who have not elected to “opt out” of our dividend reinvestment plan will have their cash dividends or distributions automatically reinvested in additional shares of our common stock, rather than receiving cash. Each registered stockholder may elect to have such stockholder’s dividends and distributions distributed in cash rather than participate in the plan. For any registered stockholder that does not so elect, distributions on such stockholder’s shares will be reinvested by State Street Bank and Trust Company, our plan administrator, in additional shares. The number of shares to be issued to the stockholder will be determined based on the total dollar amount of the cash distribution payable, net of applicable withholding taxes. We intend to use primarily newly issued shares to implement the plan so long as the market value per share is equal to or greater than the net asset value per share on the relevant valuation date. If the market value per share is less than the net asset value per share on the relevant valuation date, the plan administrator would implement the plan through the purchase of common stock on behalf of participants in the open market, unless we instruct the plan administrator otherwise.
The following table summarizes our dividends declared and payable since inception through September 30, 2017:

Date Declared	Record Date	Payment Date	Per Share Amount		Total Amount	Annualized Dividend Yield (1)
March 13, 2014	March 31, 2014	April 14, 2014	$0.19		$2,449	4.76%
June 26, 2014	June 30, 2014	July 14, 2014	$0.27		$3,481	5.52%
September 12, 2014	September 18, 2014	October 9, 2014	$0.44		$5,956	9.23%
December 19, 2014	December 29, 2014	January 26, 2015	$0.35		$6,276	8.17%
March 11, 2015	March 13, 2015	April 17, 2015	$0.37		$7,833	8.58%
June 24, 2015	June 30, 2015	July 22, 2015	$0.37		$9,902	9.03%
September 24, 2015	September 24, 2015	October 22, 2015	$0.42		$11,670	8.91%
December 29, 2015	December 29, 2015	January 22, 2016	$0.40		$12,610	8.97%
December 29, 2015	December 29, 2015	January 22, 2016	$0.18	(2)	$5,674	4.03%
March 10, 2016	March 14, 2016	April 22, 2016	$0.40		$13,337	9.26%
June 8, 2016	June 8, 2016	July 22, 2016	$0.40		$13,943	9.23%
September 28, 2016	September 28, 2016	October 24, 2016	$0.40		$15,917	9.37%
December 29, 2016	December 29, 2016	January 24, 2017	$0.41		$17,098	9.09%
December 29, 2016	December 29, 2016	January 24, 2017	$0.07	(2)	$2,919	1.55%
March 20, 2017	March 20, 2017	April 24, 2017	$0.41		$17,100	9.07%
June 20, 2017	June 30, 2017	July 18, 2017	$0.37		$22,720	8.22%
August 7, 2017	September 29, 2017	October 18, 2017	$0.37		$22,888	7.86%

(1)
For dividends declared prior to the IPO, annualized dividend yield is calculated by dividing the declared dividend by the weighted average of the net asset value at the beginning of the quarter and the capital called during the quarter and annualizing over 4 quarterly periods. For dividends declared after the IPO closed on June 19, 2017, annualized dividend yield is calculated by dividing the declared dividend by the closing market price for the quarter and annualizing over 4 quarterly periods.

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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of September 30, 2017 and December 31, 2016.
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
The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Consolidated Statements of Operations included in Part I, Item 1 of this Form 10-Q.
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
Interest Rate Risk
As of September 30, 2017, on a fair value basis, approximately 1% of our debt investments bear interest at a fixed rate and approximately 99% of our debt investments bear interest at a floating rate, which primarily are subject to interest rate floors. Interest rates on the investments held within our portfolio of investments are typically based on floating LIBOR, with many of these investments also having a LIBOR floor. Additionally, our Facilities are also subject to floating interest rates and are currently paid based on floating LIBOR rates.
Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our income in the future.
The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. Interest income is calculated as revenue from interest generated from our settled portfolio of debt investments held as of September 30, 2017 and December 31, 2016, excluding structured finance obligations and Credit Fund. These hypothetical calculations are based on a model of the settled debt investments in our portfolio, excluding structured finance obligations and Credit Fund, held as of September 30, 2017 and December 31, 2016, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. Interest expense is calculated based on outstanding secured borrowings and 2015-1 Notes as of September 30, 2017 and December 31, 2016 and based on the terms of our Facilities and 2015-1 Notes. Interest expense on our Facilities and 2015-1 Notes is calculated using the interest rate as of September 30, 2017 and December 31, 2016, adjusted for the hypothetical changes in rates, as shown below. We intend to continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may impact significantly our net interest income.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.
Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2017 and December 31, 2016, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled debt investments (considering interest rate floors for variable rate instruments), excluding structured finance obligations and Credit Fund, and outstanding secured borrowings and 2015-1 Notes assuming no changes in our investment and borrowing structure:

	As of September 30, 2017			As of December 31, 2016
Basis Point Change	Interest Income	Interest Expense	Net Investment Income	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$52,304	$(24,803)	$27,501	$40,324	$(20,037)	$20,287
Up 200 basis points	$34,869	$(16,535)	$18,334	$26,848	$(13,358)	$13,490
Up 100 basis points	$17,435	$(8,268)	$9,167	$13,372	$(6,679)	$6,693
Down 100 basis points	$(5,280)	$8,268	$2,988	$(132)	$6,282	$6,150
Down 200 basis points	$(5,986)	$10,554	$4,568	$(132)	$6,282	$6,150
Down 300 basis points	$(6,308)	$10,554	$4,246	$(132)	$6,282	$6,150

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
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting during the three month period ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not Applicable.
Item 6. Exhibits.

10.1	Amended and Restated Investment Advisory Agreement, dated as of September 15, 2017, by and between the Company and Carlyle GMS Investment Management L.L.C. (1)

31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
(1) Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed by the Company on September 20, 2017 (File No. 814-00995)
* Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TCG BDC, INC.

Dated: November 7, 2017	By	/s/ Venugopal Rathi
Venugopal Rathi Chief Financial Officer (principal financial and accounting officer)