Form 10-K
period 2017-12-31
TCG BDC, INC.
filed 2018-02-27
CIK 1544206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
(212) 813-4900
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	The NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock at June 30, 2017, based on the closing price of the common stock on that date of $18.01 on The NASDAQ Global Select Market, held by those persons deemed by the registrant to be non-affiliates was approximately $1,059,269,766.
The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding at February 27, 2018 was 62,568,651.
Documents Incorporated by Reference: Portions of the registrant’s Proxy Statement for its 2018 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

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

•	our future operating results;

•	the impact of changes in laws, policies or regulations (including the interpretation thereof) affecting our operations or the operations of our portfolio companies;

•	the valuation of our investments in portfolio companies, particularly those having no liquid trading market;

•	our ability to recover unrealized losses;

•	market conditions and our ability to access alternative debt markets and additional debt and equity capital;

•	our contractual arrangements and relationships with third parties;

•	the general economy and its impact on the industries in which we invest;

•	the financial condition of and ability of our current and prospective portfolio companies to achieve their objectives;

•	competition with other entities and our affiliates for investment opportunities;

•	the speculative and illiquid nature of our investments;

•	the use of borrowed money to finance a portion of our investments;

•	our expected financings and investments;

•	the adequacy of our cash resources and working capital;

•	the loss of key personnel;

•	the costs associated with being a publicly traded entity;

•	the timing, form and amount of any dividend distributions;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability to consummate acquisitions;

•	the ability of our investment adviser to locate suitable investments for us and to monitor and administer our investments;

•	the ability of The Carlyle Group Employee Co., L.L.C. and CELF Advisors LLP to attract and retain highly talented professionals that can provide services to our investment adviser and administrator;

•	our ability to maintain our status as a business development company; and

•	our intent to satisfy the requirements of a regulated investment company under Subchapter M of the Internal Revenue Code of 1986, as amended.

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

PART I
In this annual report, except where the context suggests otherwise:

•	the terms “we,” “us,” “our,” “Company” and “TCG BDC” refer to TCG BDC, Inc., a Maryland corporation and its consolidated subsidiaries;

•	the term “SPV” refers to TCG BDC SPV LLC, our wholly owned and consolidated subsidiary;

•	the term “2015-1 Issuer” refers to Carlyle GMS Finance MM CLO 2015-1 LLC, our wholly owned and consolidated subsidiary;

•	the term “Carlyle” refers to The Carlyle Group L.P. (NASDAQ: CG) and its affiliates and its consolidated subsidiaries (other than portfolio companies of its affiliated funds);

•	the term “CDL” refers to the Carlyle Direct Lending platform, which is Carlyle’s direct lending business unit that operates within the broader Carlyle Global Credit segment;

•
the terms “CGCA” and “Administrator” refer to Carlyle Global Credit Administration L.L.C. (formerly known as Carlyle GMS Finance Administration L.L.C.), our administrator, a wholly owned and consolidated subsidiary of Carlyle;

•
the terms “CGCIM” and “Investment Adviser” refer to Carlyle Global Credit Investment Management L.L.C. (formerly known as Carlyle GMS Investment Management L.L.C.), our investment adviser, a wholly owned and consolidated subsidiary of Carlyle;

•
the term “Credit Fund” refers to Middle Market Credit Fund, LLC, an unconsolidated limited liability company, in which we own a 50% economic interest and co-manage with Credit Partners USA LLC, and its wholly owned and consolidated subsidiaries; and

•	references to “this Form 10-K” are to our Annual Report on Form 10-K for the year ended December 31, 2017.
Item 1. Business
We are an externally managed specialty finance company focused on lending to middle market companies. We are managed by our Investment Adviser, a wholly owned subsidiary of The Carlyle Group L.P. We have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). In addition, we have elected to be treated, and intend to continue to comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (together with the rules and regulations promulgated thereunder, the “Code”). Since we commenced investment operations in May 2013 through December 31, 2017, we have invested approximately $3.6 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits or repayments.
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
We invest primarily in loans to middle market companies whose debt, if rated, is rated below investment grade, and, if not rated, would likely be rated below investment grade if it were rated (that is, below BBB- or Baa3, which is often referred to as “junk”). Exposure to below investment grade instruments involves certain risks, including speculation with respect to the borrower’s capacity to pay interest and repay principal.
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
Formation Transactions and Corporate Structure
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
Effective on March 15, 2017, we changed our name from “Carlyle GMS Finance, Inc.” to “TCG BDC, Inc.” On June 19, 2017, we closed our initial public offering, issuing 9,454,200 shares of our common stock (including shares issued pursuant to the exercise of the underwriters’ over-allotment option on July 5, 2017) at a public offering price of $18.50 per share. Shares of common stock of TCG BDC began trading on the NASDAQ Global Select Market under the symbol “CGBD” on June 14, 2017.
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
Our Investment Adviser is served by an origination, capital markets, underwriting and portfolio management team comprised of experienced investment professionals in CDL, which is Carlyle’s direct lending business unit that operates within the broader Carlyle Global Credit segment. Our investment approach is focused on long-term credit performance and principal preservation. Our Investment Adviser’s investment team utilizes a rigorous, systematic, and consistent investment process, refined over Carlyle’s 30-year history investing in private markets across multiple cycles, designed to achieve enhanced risk-adjusted returns.
Our Investment Adviser’s seven-person investment committee is responsible for reviewing and approving our investment opportunities. The members of the investment committee have experience investing through different credit cycles. The investment committee is led by Michael A. Hart, Managing Director of Carlyle, Head of CDL, Chairman of our Board of Directors and our Chief Executive Officer and also includes Jeffrey S. Levin, Managing Director of Carlyle and our President.
Our Investment Adviser also serves, and may serve in the future, as investment adviser to other existing and future affiliated BDCs that have investment objectives similar to our investment objectives.
Our Investment Adviser entered into a personnel agreement with The Carlyle Group Employee Co., L.L.C. (“Carlyle Employee Co.”), an affiliate of our Investment Adviser, pursuant to which Carlyle Employee Co. provides our Investment Adviser with access to investment professionals that comprise our Investment Adviser’s investment team. As of December 31, 2017, our Investment Adviser’s investment team included a team of 29 dedicated investment professionals. The seven members of our Investment Adviser’s investment committee have an average of 22 years of industry experience. In addition, our Investment Adviser and its investment team are supported by a team of finance, operations and administrative professionals currently employed by Carlyle Employee Co. and CELF Advisors LLP (“CELF”), both wholly owned subsidiaries of Carlyle.
Our Investment Adviser, its investment professionals, our executive officers and directors, and other current and future principals of our Investment Adviser serve or may serve as investment advisers, officers, directors or principals of entities or investment funds that operate in the same or a related line of business as we do and/or investment funds, accounts and other similar arrangements advised by Carlyle. An affiliated investment fund, account or other similar arrangement currently formed or formed in the future and managed by our Investment Adviser or its affiliates may have overlapping investment objectives and strategies with our own and, accordingly, may invest in asset classes similar to those targeted by us. As a result, our Investment Adviser and/or its affiliates may face conflicts of interest arising out of the investment advisory activities of our Investment Adviser and other operations of Carlyle. See “—Allocation of Investment Opportunities and Potential Conflicts of Interest” and “Risk Factors—Risks Related to Our Business and Structure—There are significant potential conflicts of interest, including the management of other investment funds and accounts by our Investment Adviser, which could impact our investment returns” in Part I, Item 1A of this Form 10-K for more information.
Our Administrator
CGCA, a Delaware limited liability company, serves as our Administrator. Pursuant to an administration agreement between us and the Administrator (the “Administration Agreement”), our Administrator provides services to us and we reimburse our Administrator for its costs and expenses and our allocable portion of overhead incurred by our Administrator in performing its obligations under the Administration Agreement, including our allocable portion of the compensation of certain of our officers and staff. In addition, our Administrator has entered into sub-administration agreements with Carlyle Employee Co. and CELF (the “Carlyle Sub-Administration Agreements”), which provide our Administrator with access to personnel. Our Administrator has also entered into a sub-administration agreement with State Street Bank and Trust Company (“State Street” and such agreement, the “State Street Sub-Administration Agreement” and, together with the Carlyle Sub-Administration Agreements, the “Sub-Administration Agreements”), pursuant to which State Street provides for certain administrative and professional services. State Street also serves as our custodian.
Carlyle
Our Investment Adviser and Administrator are affiliates of Carlyle. Carlyle is one of the world’s largest and most diversified multi-product global alternative asset management firms. Carlyle and its affiliates advise an array of specialized investment funds and other investment vehicles that invest across a range of industries, geographies, asset classes and investment strategies. Since its founding in Washington, D.C. in 1987, Carlyle has grown to become a leading global alternative asset manager with approximately $195 billion in assets under management (“AUM”) across 317 investment vehicles as of December 31, 2017.
Carlyle Global Credit is one of the largest integrated credit platforms in the industry with approximately $33 billion in AUM and nearly 130 employees with multiple offices, including New York, Chicago and Los Angeles, as of December 31, 2017. Carlyle Global Credit’s investment strategies include loans and structured credit, direct lending (i.e., CDL), opportunistic credit, energy credit and distressed credit. CDL advises four funds, including us, totaling, in the aggregate, approximately $2.9 billion in AUM as of December 31, 2017.
Primary areas of focus for Carlyle’s Global Credit segment include:

•
Loans and Structured Credit. The structured credit funds invest primarily in performing senior secured bank loans through structured vehicles and other investment vehicles. As of December 31, 2017, Carlyle’s loans and structured credit team advised 46 structured credit funds and two carry funds in the United States, Europe, and Asia totaling, in the aggregate, approximately $21.6 billion in AUM.

•
Direct Lending. Carlyle’s direct lending business includes Carlyle’s BDCs, which invest primarily in middle market first lien loans (which include unitranche, “first out” and “last out” loans) and second lien loans of middle market companies, typically defined as companies with annual EBITDA ranging from $10 million to $100 million that often lack access to the broadly syndicated loan and bond markets. As of December 31, 2017, Carlyle’s direct lending investment team advised four funds consisting of two BDCs (including us), a CLO, and a corporate mezzanine fund that is past its investment period, totaling, in the aggregate, approximately $2.9 billion in AUM.

•
Opportunistic Credit. Carlyle’s opportunistic credit team invests primarily in highly-structured and privately-negotiated capital solutions supporting corporate borrowers through secured loans, senior subordinated debt, mezzanine debt, convertible notes, and other debt like instruments, as well as preferred and common equity in such borrowers. The team will also look to invest in special situations (i.e., event-driven opportunities that exhibit hybrid credit and equity features) as well as market dislocations (i.e., primary and secondary market investments in liquid debt instruments that arise as a result of temporary market volatility). As of December 31, 2017, Carlyle’s opportunistic credit team advised one fund totaling, in the aggregate, approximately $0.8 billion in AUM.

•
Energy Credit. Carlyle’s energy credit team invests primarily in privately-negotiated mezzanine debt investments in North American energy and power projects and companies. As of December 31, 2017, Carlyle’s energy credit team advised two funds with approximately $4.7 billion in AUM.

•
Distressed Credit. The distressed credit funds generally invest in liquid and illiquid securities and obligations, including secured debt, senior and subordinated unsecured debt, convertible debt obligations, preferred stock and public and private equity of financially distressed companies in defensive and asset-rich industries. In certain investments, these funds may seek to restructure pre-reorganization debt claims into controlling positions in the equity of the reorganized companies. As of December 31, 2017, Carlyle’s distressed credit team advised three funds totaling, in the aggregate, approximately $3.4 billion in AUM.

Strategic Relationships
We have established two highly differentiated strategic relationships that expand our product offering and increase our scale, enhancing our investment opportunities and optimizing selectivity rates, as we determine which credits provide the best risk adjusted returns for our stockholders. In early 2015, our Investment Adviser developed a key strategic relationship with Madison Capital Funding LLC (“Madison Capital”), a prominent non-bank finance company that is a subsidiary of New York Life Insurance Company, which has allowed us to offer various lending solutions to potential borrowers and has increased our coverage of U.S. middle market private equity firms. Additionally, in early 2016, we agreed to co-invest with Credit Partners USA LLC (“Credit Partners”), a wholly owned subsidiary of a large Canadian pension fund, to form Credit Fund, a joint venture primarily focused on investing in first lien loans to middle market companies. We and Credit Partners each have 50% economic ownership of Credit Fund and have commitments to fund, from time to time, capital of up to $400 million each. See “—Competitive Strengths—Strategic Relationships.”
Competitive Strengths
Market Leading Direct Origination Platform. We have access to CDL’s strong direct origination platform, with coverage of over 200 private equity firms and over 150 lending institutions. We take a regional approach to client coverage with offices in New York City, Chicago and Los Angeles. The origination team is highly experienced, and maintains deep relationships with a broad network of financial sponsors, commercial and investment banks, and finance companies, which are expected to continue to generate a significant amount of investment opportunities.
Scaled Investment Platform and Capabilities. CDL is an established, scaled investment platform with the ability to invest across the entire capital structure. CDL’s broad capabilities and ability to offer a full financing solution give us access to a wide funnel of opportunities, allow us to select high quality credits, construct the optimal financing package as it relates to price and terms, assert greater control over documentation, and generate attractive risk-adjusted returns for our stockholders. We believe CDL’s hold sizes are among the largest in the middle market, which we believe results in the ability to generate premium economics, as sponsors are willing to pay higher spreads for financing certainty. CDL’s large hold sizes and strategic relationships enable us to provide certainty with regards to spreads, fees, structure and covenants. Furthermore, the breadth of CDL’s debt offerings also allows us to deploy capital at a measured pace across credit cycles and construct a portfolio that will perform in a broad range of economic conditions.
One Carlyle Capabilities Leading to Superior Credit Performance. We benefit from our Investment Adviser’s utilization of the broader resources of Carlyle, which includes access to Carlyle’s relationships and institutional knowledge from almost three decades of private market investing. Our underwriting process leverages Carlyle’s over 650 investment professionals across multiple alternative investment asset classes, approximately 40 operating executives, information obtained through direct ownership of over 270 companies and lending relationships with over 700 companies, 13 credit industry research analysts, and in-house government affairs and economic research teams. Our systematic and consistent approach is augmented by industry expertise and tenured underwriting professionals who both lead our Investment Adviser’s investment team and serve on our Investment Adviser’s investment committee. Strong credit underwriting has been a key component of our investing process, where our Investment Adviser seeks to select borrowers whose businesses are expected to generate substantial cash flows, to have leading management teams, stable operating histories, high barriers to entry and meaningful equity value, and to retain significant value.
Experienced Investment Team. Our Investment Adviser’s investment team comprises investment professionals in CDL who have extensive middle market lending experience. The investment team consists of 29 dedicated investment professionals. The seven members of our Investment Adviser’s investment committee have an average of 22 years of industry experience. We believe the breadth and depth of the investment team in sourcing, structuring, executing, and monitoring a broad range of private investments provides us with a significant competitive advantage in building a high quality portfolio of investments.
Carefully Constructed Portfolio of Diversified Senior Secured, Floating Rate Loans. Our portfolio has been defensively constructed, exhibits strong credit quality, generates stable risk-adjusted returns and allows us to generate meaningful investment income, and consequently dividend income, for our stockholders. We have invested approximately $3.6 billion since our inception in directly originated middle market loans. Our portfolio is highly diversified by borrower, industry sector, sponsor relationships and other metrics. As of December 31, 2017, we had a portfolio of 107 investments in 90 portfolio companies across 28 industries and 57 unique sponsors. As of December 31, 2017, approximately 99.3% of our debt investments bore interest at floating rates, subject to interest rate floors, and 77.8% of our portfolio was invested in first lien debt investments (including 12.1% first lien/last out loans).
Strategic Relationships. Our strategic relationships enhance our ability to provide full financing solutions to our borrowers, which results in our being able to generate optimal economics, significant access to diligence and control over documentation terms. Additionally, these relationships further strengthen our origination platform and ability to develop creative financing solutions to invest through the capital structure based on where we believe the best risk-adjusted return opportunities reside. Our Investment Adviser’s strategic relationship with Madison Capital, a leading middle market senior lender with approximately $8.7 billion of AUM as of December 31, 2017, allows us to offer a full unitranche financing solution. This product provides middle market companies with certainty for financing without syndication risk and generates attractive risk-adjusted returns on these investments for our stockholders. Madison Capital provides the first lien/first out portion of the unitranche loan, which allows us to provide the first lien/last out portion. Collectively, we and Madison Capital have provided over $1.1 billion (before any repayments or exits) of unitranche loans to middle market companies. The relationship has been extremely successful, and we frequently invest alongside Madison Capital on a variety of investment opportunities (in addition to unitranche loans).
Separately, Credit Fund, our strategic joint venture with Credit Partners, primarily invests in first lien loans of middle-market companies. Since its inception and through December 31, 2017, Credit Fund has provided over $1.2 billion (before any repayments or exits) of senior secured loans. This joint venture provides us with an enhanced first lien loan product for certain transactions, thus further increasing our deal flow, and results in an increased number of borrowers in our portfolio, which provides strategic benefits as we build incumbent positions for future growth and investment opportunity.
The following highlights illustrate our accomplishments since the commencement of our operations:

•
Investments—Inclusive of the use of leverage and recycled proceeds from sales and paydowns, we have deployed approximately $2.6 billion in 144 funded first lien debt investments, $448 million in 41 funded second lien debt investments, $127 million in 27 structured finance obligations, $14 million in 13 equity investments and $307 million in one investment fund through December 31, 2017.

•
Facilities and the 2015-1 Notes—On May 24, 2013, our wholly owned subsidiary, the SPV, entered into a senior secured revolving credit facility (as amended, the “SPV Credit Facility”) with a maximum principal amount of $400 million. In addition, on March 21, 2014, we entered into a senior secured revolving credit facility (as amended, the “Credit Facility” and, together with the SPV Credit Facility, the “Facilities”) with a maximum principal amount of $413 million. Further, on June 26, 2015, we completed a $400 million term debt securitization (the “2015-1 Debt Securitization”). The notes offered in the 2015-1 Debt Securitization (the “2015-1 Notes”) were issued by the 2015-1 Issuer, our wholly owned and consolidated subsidiary.

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
Large and Growing U.S. Middle Market. The U.S. middle market is the largest market by many measures, which is expected to enable us to invest selectively as approximately 70% of middle market loan volume is sponsor-backed. According to S&P Capital IQ, as of December 31, 2017, there are over 70,000 U.S. middle market companies generating between $20 million and $1 billion in annual revenue, compared with approximately 3,500 companies with revenue greater than $1 billion. We believe these middle market companies, both sponsored and non-sponsored, represent a significant growth segment of the U.S. economy and often require substantial capital investments to grow.
Leverage, Pricing and Risk. According to the S&P Global Market Intelligence LCD Quarterly Leveraged Lending Review (Q4 2017), middle market companies are less levered, have larger equity contributions, experience lower rates of default, and achieve higher recoveries versus large cap broadly syndicated loans. Middle market loans also tend to achieve more attractive pricing and structures, including documentation, covenants and information/governance, than broadly syndicated loans. Over the 3 year period from 2015 to 2017, middle market loans have exhibited an approximate 200 basis points spread premium over broadly syndicated loans according to the S&P Global Market Intelligence LCD Leveraged Loan Index.
Market Environment Favors Non-Traditional Lenders. Traditional middle market lenders, such as commercial and regional banks and commercial finance companies, have contracted their origination and lending activities and are focusing on more liquid asset classes or have exited the business. At the same time, institutional investors have sought to invest in larger, more liquid offerings, limiting the ability of middle market companies to raise debt capital through public capital markets. This has resulted in other capital providers, such as specialty finance companies, structured-credit vehicles such as CLOs, BDCs, and private investment funds, actively investing in the middle market. We believe the aforementioned changes and restrictions have created a large and growing market opportunity for alternative lenders such as us.
Favorable Capital Markets Trends. Current and future demand for middle market financings, driven by private equity investment and upcoming maturities are expected to provide us with ample deal flow. Current data from the Thompson Reuters LPC Middle Market Quarterly Report (as of December 31, 2017) suggests that approximately $595 billion of upcoming loan maturities for middle market companies are due between 2018 and 2023, and the PitchBook PE & VE Fundraising and Capital Overhang Report suggests that there is over $566 billion of uninvested capital in 2010–YTD Q1 2017 vintage private equity funds. We believe these refinancings and uninvested capital will provide a steady flow of attractive opportunities for well-positioned lenders with deep and longstanding sponsor and market relationships, particularly for providers of full capital structure financing solutions.
Benefits of Traditional Middle Market Focus. We believe there are significant advantages in our focus on the traditional middle market, a market we categorize to include borrowers with EBITDA in the range of approximately $10 million to $100 million. Traditional middle market companies are generally less levered than companies with EBITDA in excess of $100 million and loans to those borrowers offer more attractive economics in the form of upfront fees, spreads, and prepayment penalties. Senior secured middle market loans typically have strong defensive characteristics: these loans have priority in payment among a portfolio company’s security holders and they carry the least risk among investments in the capital structure; these investments, which are secured by the portfolio company’s assets, typically contain carefully structured covenant packages which allow lenders to take early action in situations where obligors underperform; and these characteristics can provide protection against credit deterioration. Middle market lenders like us are often able to complete more thorough due diligence investigations prior to investment than lenders in the broadly syndicated space.
Investment Strategy
We target U.S. middle market companies, generally controlled by private equity investment firms that require capital for growth, acquisitions, recapitalizations, refinancings and leveraged buyouts. We may also make opportunistic loans to independently owned and publicly held middle market companies. We seek to partner with strong management teams executing long-term growth strategies. Target businesses typically exhibit some or all of the following characteristics:

•	EBITDA of $10—$100 million;

•	Minimum of 35% original sponsor cash equity in each transaction (typically higher);

•	Sustainable leading positions in their respective markets;

•	Scalable revenues and operating cash flow;

•	Experienced management teams with successful track records;

•	Stable, predictable cash flows with low technology and market risks;

•	Diversified product offering and customer base;

•	Low capital expenditures requirements;

•	A North American base of operations;

•	Strong customer relationships;

•	Products, services or distribution channels having distinctive competitive advantages; and

•	Defensible niche strategy or other barriers to entry.

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
We view our investment process as consisting of the phases described below:
Origination. Our Investment Adviser has built a strong direct origination platform with coverage of over 200 private equity firms and over 150 lending institutions. Our Investment Adviser’s origination team sources approximately 800 opportunities per year for us with an ultimate investment rate by us of less than 10% annually. The scale of our Investment Adviser’s origination platform allows us to maximize access to investment opportunities and enhance overall investment selectivity. We further seek to reduce risk by partnering with experienced sponsors with strong track records. We believe lending to companies owned by leading private equity firms (versus non-sponsored companies) has several important and potentially defensive characteristics. Sponsor involvement provides for:

•
maximization of investment opportunities as approximately 70% of middle market loan volume is sponsor backed as of December 31, 2017, according to the S&P Global Market Intelligence LCD Middle Market Fact Sheet;

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
Monitoring. Diversification of our portfolio is a key tenet of our risk management strategy, including diversification by borrower, industry sector, sponsor relationships and other metrics. Additionally, we view proactive portfolio monitoring as a vital part of the investment process. Our Investment Adviser utilizes a proprietary credit surveillance report and software system, an objective rules-based Internal Risk Rating system and proprietary valuation model to assess risk in the portfolio. In addition to monthly portfolio reviews, our Investment Adviser compiles a quarterly risk report that examines, among other metrics, migration in portfolio and loan level investment mix, industry diversification, Internal Risk Ratings, revenue, EBITDA, and leverage. Our Investment Adviser supplements these policies with additional analyses and projections, including stress scenarios, to assess the potential exposure of our portfolio to variable macroeconomic factors and market conditions. For more information on the Internal Risk Ratings of our portfolio, see Part II, Item 7 of this Form 10-K “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio and Investment Activity.”

Portfolio Composition
As of December 31, 2017 and 2016, the fair value of our investments was approximately $1,967.5 million and $1,422.8 million, respectively, in 90 and 86 portfolio companies/structured finance obligations/investment fund, respectively. The type, geography and industry composition of our investments, each as a percentage of the fair value of our investments as of December 31, 2017 and 2016, were as follows:

	As of December 31,
Type—% of Fair Value	2017	2016
First Lien Debt (excluding First Lien/Last Out)	65.75%	67.15%
First Lien/Last Out Unitranche	12.08	12.94
Second Lien Debt	12.51	12.08
Structured Finance Obligations	—	0.37
Equity Investments	0.89	0.46
Investment Fund	8.77	7.00
Total	100.00%	100.00%

	As of December 31,
Type—% of Fair Value of First and Second Lien Debt	2017	2016
Floating Rate	99.34%	99.25%
Fixed Rate	0.66	0.75
Total	100.00%	100.00%

	As of December 31,
Geography—% of Fair Value	2017	2016
Cayman Islands	—%	0.37%
United Kingdom	0.68	1.47
United States	99.32	98.16
Total	100.00%	100.00%

	As of December 31,
Industry—% of Fair Value	2017	2016
Aerospace & Defense	3.17%	4.31%
Automotive	0.55	2.70
Banking, Finance, Insurance & Real Estate	8.84	10.59
Beverage, Food & Tobacco	2.57	1.08
Business Services	9.10	9.97
Capital Equipment	2.07	2.62
Chemicals, Plastics & Rubber	1.67	1.39
Construction & Building	1.25	1.67
Consumer Services	6.16	5.62
Containers, Packaging & Glass	1.71	3.35
Durable Consumer Goods	3.02	1.40
Energy: Electricity	2.15	2.59
Energy: Oil & Gas	0.78	0.77
Environmental Industries	1.82	2.90
Forest Products & Paper	2.64	1.68
Healthcare & Pharmaceuticals	11.83	11.36
High Tech Industries	9.49	3.26
Hotel, Gaming & Leisure	2.37	2.11
Investment Fund	8.77	7.00
Media: Advertising, Printing & Publishing	1.78	5.06
Metals & Mining	0.40	0.72
Non-durable Consumer Goods	2.68	2.06
Retail	—	0.58
Software	2.85	0.79
Sovereign & Public Finance	0.09	—
Structured Finance	—	0.37
Telecommunications	4.01	7.76
Transportation: Cargo	4.34	2.41
Transportation: Consumer	1.86	1.96
Wholesale	2.03	1.92
Total	100.00%	100.00%
See the Consolidated Schedules of Investments as of December 31, 2017 and 2016 in our consolidated financial statements in Part II, Item 8 of this Form 10-K for more information on these investments, including a list of companies and type, cost and fair value of investments.
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
For example, Carlyle sponsors several investment funds, accounts and other similar arrangements, including, without limitation, structured credit funds as well as future closed-end registered investment companies, BDCs, carry funds, managed accounts and structured credit funds. Our Investment Adviser’s investment team forms the exclusive Carlyle platform for U.S. middle market debt investments. The SEC has granted us exemptive relief that permits us and certain of our affiliates to co-invest in suitable negotiated investments (the “Exemptive Relief”). If Carlyle is presented with investment opportunities that generally fall within our investment objective and other board-established criteria and those of other Carlyle funds, accounts or other similar arrangements (including other existing and future affiliated BDCs) whether focused on a debt strategy or otherwise, Carlyle allocates such opportunities among us and such other Carlyle funds, accounts or other similar arrangements in a manner consistent with the Exemptive Relief, our Investment Adviser’s allocation policies and procedures and Carlyle’s other allocation policies and procedures, where applicable, as discussed below. More specifically, investment opportunities in suitable negotiated investments for investment funds, accounts and other similar arrangements managed by our Investment Adviser, and other funds, accounts or similar arrangements managed by affiliated investment advisers that seek to co-invest with us or other Carlyle BDCs, are allocated in accordance with the Exemptive Relief. Investment opportunities for all other investment funds, accounts and other similar arrangements not managed by our Investment Adviser are allocated in accordance with their respective investment advisers’ and Carlyle’s other allocation policies and procedures. Such policies and procedures may result in certain investment opportunities that are attractive to us being allocated to other funds that are not managed by our Investment Adviser. Carlyle’s, including our Investment Adviser’s, allocation policies and procedures are designed to allocate investment opportunities fairly and equitably among its clients over time, taking into account a variety of factors which may include the sourcing of the transaction, the nature of the investment focus of each such other Carlyle fund, accounts or other similar arrangements, each fund’s, account’s or similar arrangement’s desired level of investment, the relative amounts of capital available for investment, the nature and extent of involvement in the transaction on the part of the respective teams of investment professionals, any requirements contained in the governing agreements of the Carlyle funds, accounts or other similar arrangements and other considerations deemed relevant by Carlyle in good faith, including suitability considerations and reputational matters. The application of these considerations may cause differences in the performance of different Carlyle funds, accounts and similar arrangements that have similar strategies.
Because we are a BDC, we are not generally permitted to make loans to companies controlled by Carlyle or other funds managed by Carlyle.
We are also not permitted to make any co-investments with clients of our Investment Adviser or its affiliates (including any fund managed by Carlyle) without complying with our Exemptive Relief, subject to certain exceptions, including with respect to our downstream affiliates. Co-investments made under the Exemptive Relief are subject to compliance with the conditions and other requirements contained in the Exemptive Relief, which could limit our ability to participate in a co-investment transaction. We may also co-invest with funds managed by Carlyle or any of its downstream affiliates, subject to compliance with applicable law and regulations, existing regulatory guidance, and our Investment Adviser’s and Carlyle’s other allocation policies and procedures.
While Carlyle and our Investment Adviser seek to implement their respective allocation processes in a fair and equitable manner under the particular circumstances, there can be no assurance that it will result in equivalent allocation of or participation in investment opportunities or equivalent performance of investments allocated to us as compared to the other entities. In some cases, due to information barriers that are in place, we and other Carlyle investment funds, accounts or other similar arrangements may compete with each other for specific investment opportunities without being aware that they are competing with each other. Carlyle has a conflict system in place above these information barriers to identify potential conflicts early in the process and determine if an allocation decision needs to be made. If the conflicts system detects a potential conflict, the legal and compliance departments of Carlyle assess investment opportunities to determine whether a particular investment opportunity is required to be allocated to a particular investment fund, account or other similar arrangement (including us) or is prohibited from being allocated to a particular investment fund, account or similar arrangement. Subject to a determination by the legal and compliance departments (if applicable), portfolio management teams are then charged with ensuring that investment opportunities are allocated to the appropriate investment fund, account or similar arrangement. In addition, in some cases Carlyle and our Investment Adviser may make investment recommendations to investment funds, accounts and similar arrangements where the investment funds, accounts and similar arrangements make the investment independently of Carlyle and our Investment Adviser. As a result, there are circumstances where investments appropriate for us are instead allocated, in whole or in part, to such other investment funds, accounts or other similar arrangements irrespective of our Investment Adviser’s and Carlyle’s other policies and procedures regarding allocation of investments. Where Carlyle otherwise has discretion to allocate investment opportunities among various funds, accounts and other similar arrangements, it should be noted that Carlyle may determine to allocate such investment opportunities away from us.
During periods of unusual market conditions, our Investment Adviser may deviate from its normal trade allocation practices. For example, this may occur with respect to the management of unlevered and/or long-only investment funds, accounts or similar arrangements that are typically managed on a side-by-side basis with levered and/or long-short investment funds, accounts or similar arrangements.
Election to be Taxed as a RIC

We have elected to be treated, and intend to continue to qualify annually, as a RIC for U.S. federal income tax purposes under Subchapter M of the Code. As a RIC, we generally will not pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our stockholders as dividends. Instead, dividends we distribute generally will be taxable to the holders of our common stock, and any net operating losses, foreign tax credits and other tax attributes may not pass through to the holders of our common stock. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, we must distribute to our stockholders on an annual basis at least 90% of our investment company taxable income (generally, our net ordinary income plus the excess of our realized net short-term capital gains over realized net long-term capital losses, determined without regard to the dividends paid deduction) for any taxable year (the “Annual Distribution Requirement”). The following discussion assumes that we qualify as a RIC and have satisfied the Annual Distribution Requirement.
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
Regulation
General—Regulation as a Business Development Company
We have elected to be regulated as a BDC under the Investment Company Act and have elected to be treated as a RIC under the Code. A BDC must be organized in the United States for the purpose of investing in or lending to primarily private companies and making significant managerial assistance available to them. A BDC may use capital provided by public stockholders and from other sources to make long-term, private investments in businesses. A publicly-traded BDC provides stockholders with the ability to retain the liquidity of a publicly traded stock while sharing in the possible benefits, if any, of investing in primarily privately owned companies.
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
As with other companies regulated by the Investment Company Act, a BDC must adhere to certain substantive regulatory requirements. A majority of our directors must be persons who are not “interested persons,” as that term is defined in Section 2(a)(19) of the Investment Company Act (such directors are referred to as the “Independent Directors” and the directors who are not Independent Directors are referred to as the “Interested Directors”). We are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect the BDC. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.
The Investment Company Act contains prohibitions and restrictions relating to certain transactions between BDCs and certain affiliates (including any investment advisers or sub-advisers), principal underwriters and certain affiliates of those affiliates or underwriters. Because we are a BDC, we are not generally permitted to make loans to companies controlled by Carlyle or other funds managed by Carlyle. We are also not permitted to make any co-investments with our Investment Adviser or its affiliates (including any fund managed by Carlyle) without complying with our Exemptive Relief, subject to certain exceptions, including with respect to our downstream affiliates. Co-investments made under the Exemptive Relief are subject to compliance with the conditions and other requirements contained in the Exemptive Relief, which could limit our ability to participate in a co-investment transaction. We may also co-invest with funds managed by Carlyle or any of its downstream affiliates, subject to compliance with applicable law and regulations, existing regulatory guidance, and our Investment Adviser’s allocation policies and procedures.
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
We are generally not able to issue and sell our common stock at a price below net asset value ("NAV") per share. See Part I, Item 1A of this Form 10-K “Risk Factors—Risks Related to Our Business and Structure—Regulations governing our operation as a BDC affect our ability to, and the way in which we will, raise additional capital. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.” We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current NAV of our common stock if our Board of Directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. In addition, we may generally issue new shares of our common stock at a price below NAV in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances.
We will be periodically examined by the SEC for compliance with the Investment Company Act.
As a BDC, we are subject to certain risks and uncertainties. See Part I, Item 1A of this Form 10-K “Risk Factors—Risks Related to Our Business and Structure.”
Qualifying Assets
We may invest up to 30% of our portfolio opportunistically in “non-qualifying assets,” which will be driven primarily through opportunities sourced through the CDL platform. However, under the Investment Company Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the Investment Company Act, which are referred to as “qualifying assets,” unless, at the time the acquisition is made, qualifying assets represent at least 70% of the BDC’s total assets. The principal categories of qualifying assets relevant to our proposed business are the following:

(1)
Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the Investment Company Act as any issuer which:

a.	is organized under the laws of, and has its principal place of business in, the United States;

b.
is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the Investment Company Act; and

c.	satisfies any of the following:

i.	does not have any class of securities that is traded on a national securities exchange;

ii.	has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;

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
Code of Ethics
We and our Investment Adviser have each adopted a code of ethics pursuant to Rule 17j-1 under the Investment Company Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain transactions by our personnel. Our codes of ethics generally do not permit investments by our and our Investment Adviser’s personnel in securities that may be purchased or sold by us. Our code of ethics is filed with the SEC. For information on how to obtain a copy of the code of ethics, see “—Reporting Obligations and Available Information.”
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

•
pursuant to Rule 13a-15 of the Exchange Act, our management must prepare a report regarding its assessment of our internal control over financial reporting and must obtain an audit of the effectiveness of internal control over financial reporting performed by our independent registered public accounting firm; and

•
pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to material weaknesses.

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We will continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.
Jumpstart Our Business Startups Act
Until December 31, 2017, we were an “emerging growth company,” as that term is used in the Jumpstart Our Business Startups Act, or the JOBS Act. As of June 30, 2017, the market value of the common stock held by non-affiliates exceeded $700 million. Accordingly, we ceased to be an emerging growth company as of December 31, 2017.
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

Stockholders may obtain information regarding how we voted proxies by making a written request for proxy voting information to: TCG BDC, Inc., c/o Carlyle Global Credit Investment Management L.L.C., 520 Madison Avenue, 40th Floor, New York, NY 10022.
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
Compliance with Listing Requirements
Our shares of common stock began trading on the NASDAQ Global Select Market under the symbol “CGBD” on June 14, 2017. As a listed company on the NASDAQ Global Select Market, we are subject to various listing standards including corporate governance listing standards. We will monitor our compliance with all listing standards and will take actions necessary to ensure that we are in compliance therewith.
Reporting Obligations and Available Information
We furnish our stockholders with annual reports containing audited financial statements, quarterly reports, and such other periodic reports as we determine to be appropriate or as may be required by law. We are required to comply with all periodic reporting, proxy solicitation and other applicable requirements under the Exchange Act.
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Definitive Proxy Statement on Schedule 14A, as well as reports on Forms 3, 4 and 5 regarding directors, officers or 10% beneficial owners of us, filed or furnished pursuant to section 13(a), 15(d) or 16(a) of the Exchange Act, are available on our website (http://www.tcgbdc.com).
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
Staffing
We do not currently have any employees. Our Chief Financial Officer and Treasurer and Chief Operating Officer, each a Managing Director of Carlyle, and our Chief Compliance Officer and Secretary, a Vice President of Carlyle, are retained by our Administrator pursuant to the Carlyle Sub-Administration Agreements. Each of these professionals performs their respective functions for us under the terms of our Administration Agreement.
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
Item 1A. Risk Factors
Potential investors should be aware that an investment in the Company involves a high degree of risk. There can be no assurance that the Company’s investment objective will be achieved or that an investor will receive a return of its capital. In addition, there will be occasions when the Investment Adviser and its affiliates may encounter potential conflicts of interest in connection with the Company. The risks set out below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. The following considerations, in addition to the considerations set forth elsewhere herein, should be carefully evaluated before making an investment in the Company. If any of the following events occur, our business, financial condition and operating result could be materially and adversely affected. In such case, the NAV and the trading price of our common stock and the trading price, if any, of any other securities that we may issue could decline, and you may lose all or part of your investment.
Risks Related to Our Business and Structure
Capital markets may experience periods of disruption and instability. These market conditions may materially and adversely affect debt and equity capital markets in the United States and abroad, which may in the future have a negative impact on our business and operations.
From time to time, capital markets may experience periods of disruption and instability. During such periods of market disruption and instability, we and other companies in the financial services sector may have limited access, if available, to alternative markets for debt and equity capital. Equity capital may be difficult to raise because, subject to some limited exceptions which will apply to us as a BDC, we will generally not be able to issue additional shares of our common stock at a price less than NAV without first obtaining approval for such issuance from our stockholders and our Independent Directors. In addition, our ability to incur indebtedness (including by issuing preferred stock) is limited by applicable regulations such that our asset coverage, as defined in the Investment Company Act, must equal at least 200% immediately after each time we incur indebtedness. The debt capital that will be available, if at all, may be at a higher cost and on less favorable terms and conditions in the future. Any inability to raise capital could have a negative effect on our business, financial condition and results of operations.
Given the extreme volatility and dislocation in the capital markets from time to time, many BDCs have faced, and may in the future face, a challenging environment in which to raise or access capital. In addition, significant changes in the capital markets, including the extreme volatility and disruption from time to time, has had, and may in the future have, a negative effect on the valuations of our investments and on the potential for liquidity events involving these investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity). As a result, volatility in the capital markets can adversely affect our investment valuations. Further, the illiquidity of our investments may make it difficult for us to sell such investments if required and to value such investments. As a result, we may realize significantly less than the value at which we will have recorded our investments. An inability to raise capital, and any required sale of our investments for liquidity purposes, could have a material adverse impact on our business, financial condition or results of operations.
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
We do not have any employees. We depend on the diligence, skill and network of business contacts of our Investment Adviser’s investment professionals and CDL to source appropriate investments for us. We depend on members of our Investment Adviser’s investment team to appropriately analyze our investments and our Investment Adviser’s investment committee to approve and monitor our middle market portfolio investments. Our Investment Adviser’s investment committee, together with the other members of its investment team, evaluate, negotiate, structure, close and monitor our investments. Our future success will depend on the continued availability of the members of our Investment Adviser’s investment committee and the other investment professionals available to our Investment Adviser. Neither we nor our Investment Adviser has employment agreements with these individuals or other key personnel, and we cannot provide any assurance that unforeseen business, medical, personal or other circumstances would not lead any such individual to terminate his or her relationship with us. The loss of Mr. Hart, or any of the other senior investment professionals to which our Investment Adviser has access, could have a material adverse effect on our ability to achieve our investment objective as well as on our financial condition and results of operations. In addition, we cannot assure you that CGCIM will remain our investment adviser or that we will continue to have access to Carlyle’s investment professionals or its information and deal flow. Further, the can be no assurance that CGCIM will replicate its own or Carlyle’s historical success, and we caution you that our investment returns could be substantially lower than the returns achieved by other Carlyle-managed funds.

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
Accomplishing this result on a cost-effective basis is largely a function of our Investment Adviser’s structuring of the investment process, its ability to provide competent, attentive and efficient services to us and its ability to access financing for us on acceptable terms. Our Investment Adviser’s investment team has substantial responsibilities under the investment advisory agreement between us and our Investment Adviser (the “Investment Advisory Agreement”) and in connection with managing us and certain other investment funds and accounts advised by our Investment Adviser, and may also be called upon to provide managerial assistance to our portfolio companies. These demands on their time, which will increase as the number of investments grow, may distract them or slow the rate of investment. In order for us to grow, Carlyle will need to hire, train, supervise, manage and retain new employees. However, we can offer no assurance that any such investment professionals will contribute effectively to the work of our Investment Adviser. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.
We may need to raise additional capital to grow because we must distribute most of our income.

We may need additional capital to fund growth in our investments, and a reduction in the availability of new capital could limit our ability to grow. We have elected to be treated, and intend to qualify annually, as a RIC for U.S. federal income tax purposes under Subchapter M of the Code. To maintain our status as a RIC, among other requirements, we must distribute on a timely basis at least 90% of our investment company taxable income to our stockholders to maintain our RIC status. As a result, any such cash earnings may not be available to fund investment originations or repay maturing debt. We have borrowed under the Facilities and through the issuance of the 2015-1 Notes and in the future may borrow under additional debt facilities from financial institutions. We must continue to issue additional debt and equity securities to fund our growth. If we fail to obtain funds from such sources or from other sources to fund our investments, it could limit our ability to grow, which may have an adverse effect on the value of our securities. We may pursue growth through acquisitions or strategic investments in new businesses. Completion and timing of any such acquisitions or strategic investments may be subject to a number of contingencies and risks. There can be no assurance that the integration of an acquired business will be successful or that an acquired business will prove to be profitable or sustainable.
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
The Investment Company Act imposes numerous constraints on the operations of BDCs and RICs that do not apply to other types of investment vehicles. For example, under the Investment Company Act, we are required as a BDC to invest at least 70% of our total assets in specified types of “qualifying assets,” primarily in private U.S. companies or thinly-traded U.S. public companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. In addition, in order to continue to qualify as a RIC for U.S. federal income tax purposes, we are required to satisfy certain source-of-income, diversification and distribution requirements. These constraints, among others, may hinder our ability to take advantage of attractive investment opportunities and to achieve our investment objective. See Part I, Item 1 of this Form 10-K “Business—Election to be Taxed as a RIC.”
Furthermore, any failure to comply with the requirements imposed on us as a BDC by the Investment Company Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants. In addition, upon approval of a majority of our outstanding voting securities as required by the Investment Company Act, we may elect to withdraw our status as a BDC. If we decide to withdraw our election, or if we otherwise fail to qualify, or maintain our qualification, as a BDC, we might be regulated as a closed-end investment company that is required to register under the Investment Company Act, which would subject us to additional regulatory restrictions, significantly decrease our operating flexibility and could significantly increase our cost of doing business. In addition, any such failure could cause an event of default under our outstanding indebtedness, which could have a material adverse effect on our business, financial condition or results of operations.
Regulations governing our operation as a BDC affect our ability to, and the way in which we will, raise additional capital. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.
We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the Investment Company Act. In addition, we may seek to securitize certain of our loans. Under the provisions of the Investment Company Act, we are permitted, as a BDC, to issue senior securities only in amounts such that our asset coverage ratio, as defined in the Investment Company Act, equals at least 200% of total assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test, which may prohibit us from paying dividends and could prevent us from maintaining our status as a RIC or may prohibit us from repurchasing shares of our common stock. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Accordingly, any failure to satisfy this test could have a material adverse effect on our business, financial condition or results of operations. As of December 31, 2017, our asset coverage calculated in accordance with the Investment Company Act was 234.86%. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. Furthermore, as a result of issuing senior securities, our common stockholders would also be exposed to typical risks associated with increased leverage, including an increased risk of loss resulting from increased indebtedness.

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
We are not generally able to issue and sell our common stock at a price below the NAV per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current NAV per share of our common stock if our Board determines that such sale is in the best interests of us and our stockholders and our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board of Directors, closely approximates the market value of such securities (less any distributing commission or discount). If we raise additional funds by issuing more common stock, or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our stockholders at that time will decrease, and holders of our common stock might experience dilution.

We borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.
As part of our business strategy, we, including through our wholly owned subsidiaries, borrow from and may in the future issue additional senior debt securities to banks, insurance companies and other lenders. Holders of these loans or senior securities would have fixed-dollar claims on our assets that are superior to the claims of our stockholders. If the value of our assets decreases, leverage will cause our NAV to decline more sharply than it otherwise would have without leverage. Similarly, any decrease in our income would cause our net income to decline more sharply than it would have if we had not borrowed. This decline could negatively affect our ability to make dividend payments on our common stock.
Our ability to service our borrowings depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. In addition, our management fees are payable based on our gross assets, including assets acquired through the use of leverage (but excluding cash and any temporary investments in cash-equivalents), which may give our Investment Adviser an incentive to use leverage to make additional investments. See “—We may be obligated to pay our Investment Adviser incentive compensation even if we incur a loss.” The amount of leverage that we employ will depend on our Investment Adviser’s and our Board of Directors’ assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us.
In addition to having fixed-dollar claims on our assets that are superior to the claims of our common stockholders, obligations to lenders may be secured by a first priority security interest in our portfolio of investments and cash. In the case of a liquidation event, those lenders would receive proceeds to the extent of their security interest before any distributions are made to our stockholders. In addition, as the holder of the preferred interests issued by the 2015-1 Issuer (the “2015-1 Issuer Preferred Interests”) on the closing date of the 2015-1 Debt Securitization in exchange for our contribution to the 2015-1 Issuer of the initial closing date loan portfolio (i.e., the subordinated class of the 2015-1 Securitization), we may be required to absorb losses with respect to the 2015-1 Debt Securitization.
Our Facilities and the 2015-1 Notes impose financial and operating covenants that restrict our business activities, remedies on default and similar matters. As of December 31, 2017, we were in material compliance with the operating and financial covenants of our Facilities and the 2015-1 Notes. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. Accordingly, although we believe we will continue to be in compliance, we cannot assure you that we will continue to comply with the covenants in our Facilities and the 2015-1 Notes. Failure to comply with these covenants could result in a default. If we were unable to obtain a waiver of a default from the lenders or holders of that indebtedness, as applicable, those lenders or holders could accelerate repayment under that indebtedness, which may result in cross-acceleration of other indebtedness. An acceleration could have a material adverse impact on our business, financial condition and results of operations. Lastly, we may be unable to obtain additional leverage, which would, in turn, affect our return on capital.
As of December 31, 2017, we had a combined $835.9 million of outstanding consolidated indebtedness under our Facilities and 2015-1 Notes. Our annualized interest cost as of December 31, 2017, was 3.52%, excluding fees (such as fees on undrawn amounts and amortization of upfront fees). Since we generally pay interest at a floating rate on our Facilities and 2015-1 Notes, an increase in interest rates will generally increase our borrowing costs.

The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns on our portfolio, net of expenses. The calculations in the table below are hypothetical, and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
	(10)%	(5)%	0%	5%	10%
Corresponding return to common stockholder (1)	(20.54)%	(11.58)%	(2.61)%	6.35%	15.32%

(1)
Assumes, as of December 31, 2017, (i) $2,021.4 million in total assets, (ii) $835.9 million in outstanding indebtedness, (iii) $1,127 million in net assets and (iv) weighted average interest rate, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 3.52%.

Based on an outstanding indebtedness of $835.9 million as of December 31, 2017, and the weighted average effective annual interest rate, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 3.52% as of that date, our investment portfolio at fair value would have had to produce an annual return of approximately 1.46% to cover annual interest payments on the outstanding debt. For more information on our indebtedness, see Part II, Item 7 of this Form 10-K “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources.”
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
General interest rate fluctuations and changes in credit spreads on floating rate loans may have a substantial negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our rate of return on invested capital, our net investment income and our NAV. Substantially all of our debt investments have variable interest rates that reset periodically based on benchmarks such as the London Interbank Offered Rate (“LIBOR” or “L”) and the U.S. Prime Rate (“Prime Rate” or “P”), so an increase in interest rates from their historically low present levels may make it more difficult for our portfolio companies to service their obligations under the debt investments that we will hold. Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. In addition, on July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted in the United Kingdom or elsewhere. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. It is unclear how increased regulatory oversight and changes in the method for determining LIBOR may affect the value of the financial obligations to be held by or issued to us that are linked to LIBOR, or how such changes could affect our results of operations or financial condition.
Furthermore, to the extent we borrow money to make investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income to the extent we use debt to finance our investments. In periods of rising interest rates, our cost of funds would increase, which could reduce our net investment income.
In addition, a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the incentive fee hurdle rate in our Investment Advisory Agreement and may result in a substantial increase in the amount of incentive fees payable to our Investment Adviser with respect to our pre-incentive fee net investment income.
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
Our executive officers and directors, other current and future principals of our Investment Adviser and certain members of our Investment Adviser’s investment committee may serve as officers, directors or principals of other entities and affiliates of our Investment Adviser and funds managed by our affiliates that operate in the same or a related line of business as we do. Currently, our executive officers, as well as the other principals of our Investment Adviser manage other funds affiliated with Carlyle, including other existing and future affiliated BDCs, including TCG BDC II, Inc. (“BDC II”). In addition, our Investment Adviser’s investment team has responsibilities for sourcing and managing U.S. middle market debt investments for certain other investment funds and accounts. Accordingly, they have obligations to investors in those entities, the fulfillment of which may not be in the best interests of, or may be adverse to the interests of, us or our stockholders. Although the professional staff of our Investment Adviser will devote as much time to our management as appropriate to enable our Investment Adviser to perform its duties in accordance with the Investment Advisory Agreement, the investment professionals of our Investment Adviser may have conflicts in allocating their time and services among us, on the one hand, and investment vehicles managed by Carlyle or one or more of its affiliates on the other hand.
Our Investment Adviser may face conflicts in allocating investment opportunities between us and affiliated investment vehicles that have overlapping objectives with ours. Although our Investment Adviser will endeavor to allocate investment opportunities in a fair and equitable manner in accordance with its allocation policies and procedures, it is possible that, in the future, we may not be given the opportunity to participate in investments made by investment funds managed by our Investment Adviser or an investment manager affiliated with our Investment Adviser, including Carlyle.
We and our affiliates may own investments at different levels of a portfolio company’s capital structure or otherwise own different classes of a portfolio company’s securities, which may give rise to conflicts of interest or perceived conflicts of interest. Conflicts may also arise because portfolio decisions regarding our portfolio may benefit our affiliates. Our affiliates may pursue or enforce rights with respect to one of our portfolio companies, and those activities may have an adverse effect on us.
As a result of the expansion of Carlyle’s platform into various lines of business in the alternative asset management industry, Carlyle is subject to a number of actual and potential conflicts of interest and subject to greater regulatory oversight than that to which it would otherwise be subject if it had just one line of business. In addition, as Carlyle expands its platform, the allocation of investment opportunities among its investment funds, including us, is expected to become more complex. In addressing these conflicts and regulatory requirements across Carlyle’s various businesses, Carlyle has and may continue to implement certain policies and procedures (for example, information barriers). In addition, we may come into possession of material non-public information with respect to issuers in which we may be considering making an investment. As a consequence, we may be precluded from providing such information or other ideas to other funds affiliated with Carlyle that benefit from such information or we may be precluded from otherwise consummating a contemplated investment. To the extent we or any other funds affiliated with Carlyle fail to appropriately deal with any such conflicts, it could negatively impact our reputation or Carlyle’s reputation and our ability to raise additional funds and the willingness of counterparties to do business with us or result in potential litigation against us.
In the ordinary course of business, we may enter into transactions with affiliates and portfolio companies that may be considered related party transactions. We have implemented certain policies and procedures whereby certain of our executive officers screen each of our transactions for any possible affiliations between the proposed portfolio investment, us and other affiliated persons, including our Investment Adviser, stockholders that own more than 5% of us, employees, officers and directors of us and our Investment Adviser and certain persons directly or indirectly controlling, controlled by or under common control with the foregoing persons. We will not enter into any agreements unless and until we are satisfied that doing so will not raise concerns under the Investment Company Act or, if such concerns exist, we have taken appropriate actions to seek Board of Directors review and approval or SEC exemptive relief for such transaction.
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
Our Investment Adviser is entitled to incentive compensation for each calendar quarter in an amount equal to a percentage of the excess of our pre-incentive fee net investment income for that quarter (before deducting incentive compensation) above a performance threshold for that quarter. In calculating our performance threshold, we use net assets which results in a lower hurdle rate than if we used gross assets like we do for determining our base management fee. Our pre-incentive fee net investment income for incentive compensation purposes excludes realized and unrealized capital losses and depreciation that we may incur in the calendar quarter, even if such capital losses or depreciation result in a net loss on our statement of operations for that quarter. Thus, we may be required to pay our Investment Adviser incentive compensation for a calendar quarter even if there is a decline in the value of our portfolio or we incur a net loss for that quarter.
Our fee structure may induce our Investment Adviser to pursue speculative investments and incur leverage, and investors may bear the cost of multiple levels of fees and expenses.
The incentive fees payable by us to our Investment Adviser may create an incentive for our Investment Adviser to pursue investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The incentive fees payable to our Investment Adviser are calculated based on a percentage of our return on invested capital. This may encourage our Investment Adviser to use leverage to increase the return on our investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would impair the value of our securities. In addition, our Investment Adviser receives the incentive fees based, in part, upon net capital gains realized on our investments. Unlike that portion of the incentive fees based on income, there is no hurdle rate applicable to the portion of the incentive fees based on net capital gains. As a result, our Investment Adviser may have a tendency to invest more capital in investments that are likely to result in capital gains as compared to income producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.
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
We may invest, to the extent permitted by law, in the securities and instruments of other investment companies, including private funds, and, to the extent we so invest, bear our ratable share of any such investment company’s expenses, including management and performance fees. We also remain obligated to pay management and incentive fees to our Investment Adviser with respect to the assets invested in the securities and instruments of other investment companies. With respect to each of these investments, each of our stockholders bears his or her share of the management and incentive fees of our Investment Adviser as well as indirectly bearing the management and performance fees and other expenses of any investment companies in which we invest.

We will be subject to corporate-level income tax if we are unable to maintain our qualification as a RIC for U.S. federal income tax purposes under Subchapter M of the Code.
Although we have elected to be treated, and intend to qualify annually, as a RIC for U.S. federal income tax purposes under Subchapter M of the Code, we cannot assure you that we will be able to maintain RIC status. To maintain RIC status and be relieved of U.S. federal income taxes on income and gains distributed to our stockholders, we must, among other things, have in effect an election to be treated, and continue to qualify, as a BDC under the Investment Company Act at all times during each taxable year and meet the Annual Distribution Requirement, the 90% Gross Income Test and the Diversification Tests (each as defined and explained more fully in Part I, Item 1 of this Form 10-K “Business—Election to be Taxed as a RIC.”).
If we fail to maintain our RIC status for any reason, and we do not qualify for certain relief provisions under the Code, we would be subject to corporate-level U.S. federal income tax (and any applicable U.S. state and local taxes) regardless of whether we make any distributions to our stockholders. In this event, the resulting taxes and any resulting penalties could substantially reduce our net assets, the amount of our income available for distribution and the amount of our distributions to our stockholders, which would have a material adverse effect on our financial performance. For additional discussion regarding the tax implications of a RIC, see Part I, Item 1 of this Form 10-K “Business—Election to be Taxed as a RIC.”
We may have difficulty satisfying the Annual Distribution Requirement in order to maintain our RIC status if we recognize income before or without receiving cash representing such income.
We may make investments that produce income that is not matched by a corresponding cash receipt by us, such as original issue discount (“OID”), which may arise, for example, if we receive warrants in connection with the making of a loan, or payment-in-kind (“PIK”) interest representing contractual interest added to the loan principal balance and due at the end of the loan term. Any such income would be treated as income earned by us and therefore would be subject to the Annual Distribution Requirement (as defined and explained more fully in Part I, Item 1 of this Form 10-K “Business—Election to be Taxed as a RIC.”). Such investments may require us to borrow money or dispose of other securities in order to comply with those requirements. However, under the Investment Company Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless an “asset coverage” test is met. See Part I, Item 1 of this Form 10-K “Business—Regulation—Indebtedness and Senior Securities.”
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
We expect to be treated as a “publicly offered regulated investment company” as a result of shares of our common stock being treated as regularly traded on an established securities market. However, we cannot assure you that we will be treated as a publicly offered regulated investment company for all years. If we are not treated as a publicly offered regulated investment company for any calendar year, each U.S. stockholder that is an individual, trust or estate will be treated as having received a dividend from us in the amount of such U.S. stockholder’s allocable share of the management and incentive fees paid to our Investment Adviser and certain of our other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. stockholder. Miscellaneous itemized deductions generally are deductible by a U.S. stockholder that is an individual, trust or estate only to the extent that the aggregate of such U.S.

stockholder’s miscellaneous itemized deductions exceeds 2% of such U.S. stockholder’s adjusted gross income for U.S. federal income tax purposes, are not deductible for purposes of the alternative minimum tax and are subject to the overall limitation on itemized deductions under the Code. See Part I, Item 1 of this Form 10-K “Business—Election to be Taxed as a RIC.”
After we ceased to be an emerging growth company on December 31, 2017, we became obligated to maintain proper and effective internal control over financial reporting. We may not complete our analysis of our internal control over financial reporting in a timely manner, or our internal controls may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the value of our securities.
After we ceased to be an emerging growth company on December 31, 2017, we became required to comply with the independent auditor attestation requirements of Section 404. Complying with Section 404 requires a rigorous compliance program as well as adequate time and resources. We may not be able to complete our internal control evaluation, testing and any required remediation in a timely fashion. If we are not able to implement the applicable requirements of Section 404 in a timely manner or with adequate compliance, our operations, financial reporting or financial results could be adversely affected. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of applicable stock exchange listing rules, and result in a breach of the covenants under the agreements governing any of our financing arrangements. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements could also suffer if we or our independent registered public accounting firm were to report a material weakness in our internal controls over financial reporting. This could materially adversely affect us and lead to a decline in the price of our securities.
Our internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed and we could fail to meet our financial reporting obligations.
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
Under the Maryland General Corporation Law (“MGCL”) and our charter (our “Charter”), our Board of Directors is authorized to classify and reclassify any authorized but unissued shares of stock into one or more classes of stock, including preferred stock. Prior to the issuance of shares of each class or series, the Board of Directors is required by Maryland law and our Charter to set the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption for each class or series. Thus, the Board of Directors could authorize the issuance of shares of preferred stock with terms and conditions which could have the effect of delaying, deferring or preventing a transaction or a change in control that might involve a premium price for holders of our common stock or otherwise be in their best interest. The cost of any such reclassification would be borne by our existing common stockholders. Certain matters under the Investment Company Act require the separate vote of the holders of any issued and outstanding preferred stock. For example, holders of preferred stock would vote separately from the holders of common stock on a proposal to cease operations as a BDC. In addition, the Investment Company Act provides that holders of preferred stock are entitled to vote separately from holders of common stock to elect two preferred stock directors. We currently have no plans to issue preferred stock, but may determine to do so in the future. The issuance of preferred stock convertible into shares of common stock might also reduce the net income per share and NAV per share of our common stock upon conversion, provided, that we will only be permitted to issue such convertible preferred stock to the extent we comply with the requirements of Section 61 of the Investment Company Act, including obtaining common stockholder approval. In addition, under the Investment Company Act, participating preferred stock and preferred stock constitutes a “senior security” for purposes of the 200% asset coverage test. These effects, among others, could have an adverse effect on an investment in our common stock.

Provisions of the MGCL and of our Charter and bylaws could deter takeover attempts and have an adverse impact on the price of our common stock.
The MGCL and our Charter and bylaws contain provisions that may discourage, delay or make more difficult a change in control of us or the removal of our directors. We are subject to the Maryland Business Combination Act (“MBCA”), subject to any applicable requirements of the Investment Company Act. Our Board of Directors has adopted a resolution exempting from the MBCA any business combination between us and any other person, subject to prior approval of such business combination by our Board of Directors, including approval by a majority of our Independent Directors. If the resolution exempting business combinations is repealed or our Board of Directors does not approve a business combination, the MBCA may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer. Our bylaws exempt from the Maryland Control Share Acquisition Act (“Control Share Act”) acquisitions of our stock by any person. If we amend our bylaws to repeal the exemption from the Control Share Act, the Control Share Act also may make it more difficult for a third party to obtain control of us and increase the difficulty of consummating such a transaction. However, we will amend our bylaws to be subject to the Control Share Act only if our Board of Directors determines that it would be in our best interests and if the SEC staff does not object to our determination that our being subject to the Control Share Act does not conflict with the Investment Company Act.
We have also adopted measures that may make it difficult for a third party to obtain control of us, including provisions of our Charter classifying our Board of Directors in three classes serving staggered three-year terms, and authorizing our Board of Directors to classify or reclassify shares of our stock in one or more classes or series, to cause the issuance of additional shares of our stock, to amend our Charter without stockholder approval and to increase or decrease the number of shares of stock or the number of shares of stock of any class or series that we have authority to issue. These provisions, as well as other provisions of our Charter and bylaws, may delay, defer or prevent a transaction or a change in control that might otherwise be in the best interests of our stockholders.
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
On February 3, 2017, President Trump signed Executive Order 13772 (the “Executive Order”) announcing the new Administration’s policy to regulate the U.S. financial system in a manner consistent with certain “Core Principles,” including regulation that is efficient, effective and appropriately tailored. The Executive Order directed the Secretary of the Treasury, in consultation with the heads of the member agencies of the Financial Stability Oversight Council, to report to the President on the extent to which existing laws, regulations and other government policies promote the Core Principles and to identify any laws, regulations or other government policies that inhibit federal regulation of the U.S. financial system.
On June 12, 2017, the U.S. Department of the Treasury (“Treasury”) published the first of several reports in response to the Executive Order on the depository system covering banks and other savings institutions. On October 6, 2017, the Treasury released a second report outlining ways to streamline and reform the U.S. regulatory system for capital markets, followed by a third report, on October 26, 2017, examining the current regulatory framework for the asset management and insurance industries. Subsequent reports are expected to address: retail and institutional investment products and vehicles, as well as non‑bank financial institutions, financial technology and financial innovation.
On June 8, 2017, the U.S. House of Representatives passed the Financial Choice Act, which includes legislation intended to repeal or replace substantial portions of the Dodd‑Frank Act. Among other things, the proposed law would repeal the Volcker Rule limiting certain proprietary investment and trading activities by banks, eliminate the authority of regulators to designate asset managers and other large non‑bank institutions as “systemically important financial institutions” or “SIFIs,” and repeal the Department of Labor (“DOL”) “fiduciary rule” governing standards for dealing with retirement plans until the SEC issues standards for similar dealings by broker‑dealers and limiting the substance of any subsequent DOL rule to the SEC standards. The bill has been referred to the Senate, where it is unlikely to pass in its current form. On November 16, 2017, a bipartisan group of U.S. Senators, led by Senate Banking Committee Chairman, introduced the Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Senate Regulatory Relief Bill”). The Senate Regulatory Relief Bill would revise various post-crisis regulatory requirements and provide targeted regulatory relief to certain financial institutions. Among the most significant of its proposed amendments to the Dodd-Frank Act are a substantial increase in the $50 billion asset threshold for automatic regulation of bank holding companies as SIFIs, an exemption from the Volcker Rule for insured depository institutions with less than $10 billion in consolidated assets and lower levels of trading assets and liabilities, as well as amendments to the liquidity leverage ratio and supplementary leverage ratio requirements. On December 5, 2017, the Senate Banking Committee approved the Senate Regulatory Relief Bill. If the legislation is adopted in the Senate, it remains unclear whether and how it would be reconciled with its House-passed counterpart, the Financial Choice Act, which is substantially different in scope and substance, and ultimately approved by both chambers of Congress.
At this time it is unclear what impact the Administration’s policies in response to the Executive Order, the Financial Choice Act, the Senate Regulatory Relief Bill or other pending legislation and developments will have on regulations that affect our, our competitors’ and our portfolio companies’ businesses.

Pending legislation may allow us to incur additional leverage.
As a BDC, under the Investment Company Act we generally are not permitted to incur borrowings, issue debt securities or issue preferred stock unless immediately after the borrowing or issuance the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 200%. Recent legislation introduced in the U.S. Congress, if passed, would modify this section of the Investment Company Act and increase the amount of debt that BDCs may incur by modifying the asset coverage percentage from 200% to 150%. As a result, we may be able to incur additional indebtedness in the future and you may face increased investment risk. In addition, since our base management fee is calculated as a percentage of the value of our gross assets, including assets acquired through the incurrence of debt but excluding cash and cash equivalents, our base management fee expenses will increase if we incur additional indebtedness.
Recently passed tax reform, Public Law No. 115-97 (the “Tax Cuts and Jobs Act”), and other changes in laws or regulations related to U.S. federal income taxation could adversely affect us and our investors.
On December 22, 2017, the President signed into law the Tax Cuts and Jobs Act, which significantly revised the Internal Revenue Code, including, a reduction in the corporate income tax rate, a new limitation on the deductibility of interest expense, and significant changes to the taxation of income earned from foreign sources and foreign subsidiaries. The Tax Cuts and Jobs Act also authorizes the IRS to issue regulations with respect to the new provisions. While we do not anticipate any immediate material impact on our calculation of NAV, we cannot predict how the changes in the Tax Cuts and Jobs Act, or regulations or other guidance issued under it, might affect us or our business in the long-term. The impact of the Tax Cuts and Jobs Act on our business in the long-term may differ, possibly materially, due to, among other things, changes in interpretations and assumptions that management has made, guidance that may be issued and actions that management may take as a result of the Tax Cuts and Jobs Act. The impact of this legislation on holders of our securities is uncertain and could be adverse. We urge the purchasers of our securities in any offering made pursuant to this prospectus and an accompanying prospectus supplement to consult with their tax advisors with respect to such legislation and the potential tax consequences of investing in our securities.
Our Investment Adviser, Administrator and sub-administrators are able to resign upon 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.
Our Investment Adviser, our Administrator and our sub-administrators have the right to resign under the Investment Advisory Agreement, the Administration Agreement and the Sub-Administration Agreements, respectively, upon 60 days’ written notice, whether a replacement has been found or not. If any of them resigns, it may be difficult to find a replacement with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If a replacement is not found quickly, our business, results of operation and financial condition as well as our ability to pay distributions are likely to be adversely affected and the value of our shares may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our Investment Adviser, our Administrator and their affiliates, including certain of our sub-administrators. Even if a comparable service provider or individuals performing such services are retained, whether internal or external, their integration into our business and lack of familiarity with our investment objective may result in additional costs and time delays that may materially adversely affect our business, results of operations and financial condition. Moreover, the termination by our Investment Adviser of our Investment Advisory Agreement for any reason will be an event of default under the SPV Credit Facility, which could result in the immediate acceleration of the amounts due under the SPV Credit Facility. Similarly, it will be an event of default under the Credit Facility if our Investment Adviser or an affiliate of our Investment Adviser ceases to manage us, which could result in the immediate acceleration of the amounts due under the Credit Facility.
Our Investment Adviser’s liability is limited under the Investment Advisory Agreement, and we are required to indemnify our Investment Adviser against certain liabilities, which may lead our Investment Adviser to act in a riskier manner on our behalf than it would when acting for its own account.
Our Investment Adviser has not assumed any responsibility to us other than to render the services described in the Investment Advisory Agreement, and it will not be responsible for any action of our Board of Directors in declining to follow our Investment Adviser’s advice or recommendations. Pursuant to the Investment Advisory Agreement, our Investment Adviser and its members and their respective officers, managers, partners, agents, employees, controlling persons and members and any other person or entities affiliated with it will not be liable to us for their acts under the Investment Advisory Agreement, absent willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties. We have agreed to indemnify, defend and protect our Investment Adviser and its members and their respective officers, managers, partners, agents, employees, controlling persons and members and any other person or entities affiliated with it with respect to all damages, liabilities, costs and expenses arising out of or otherwise based upon the performance of any of our Investment Adviser’s duties or obligations under the Investment Advisory Agreement or otherwise as an Investment Adviser for us, and not arising out of willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties under the Investment Advisory and Agreement. These protections may lead our Investment Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account. See “Risks Related to Our Business and Structure—Our fee structure may induce our Investment Adviser to pursue speculative investments and incur leverage, and investors may bear the cost of multiple levels of fees and expenses.”
We are subject to certain risks as a result of our direct interest in the 2015-1 Issuer Preferred Interests.
Because each of the SPV and the 2015-1 Issuer is disregarded as an entity separate from its owner for U.S. federal income tax purposes, the sale or contribution by the SPV to us and the sale or contribution by us to the 2015-1 Issuer as part of the 2015-1 Debt Securitization did not constitute a taxable event for U.S. federal income tax purposes. If the U.S. Internal Revenue Service were to take a contrary position, there could be a material adverse effect on our business, financial condition, results of operations or cash flows.
The 2015-1 Issuer Preferred Interests are subordinated obligations of the 2015-1 Issuer.
The 2015-1 Issuer is the residual claimant on funds, if any, remaining after holders of all classes of the 2015-1 Notes have been paid in full on each payment date or upon maturity of the 2015-1 Notes under the 2015-1 Debt Securitization documents. The 2015-1 Issuer Preferred Interests represent all of the equity interest in the 2015-1 Issuer and, as the holder of the 2015-1 Issuer Preferred Interests, we may receive distributions, if any, only to the extent that the 2015-1 Issuer makes distributions out of funds remaining after holders of all classes of the 2015-1 Notes have been paid in full on each payment date any amounts due and owing on such payment date or upon maturity of the 2015-1 Notes. There is no guarantee that we will receive any distributions as the holders of the 2015-1 Issuer Preferred Interests.
The interests of holders of the 2015-1 Notes issued by the 2015-1 Issuer may not be aligned with our interests.
The 2015-1 Notes are the debt obligations ranking senior in right of payment to our interests. As such, there are circumstances in which the interests of holders of the 2015-1 Notes may not be aligned with our interests. For example, under the terms of the 2015-1 Issuer, holders of the 2015-1 Notes have the right to receive payments of principal and interest prior to distribution to our interests.
For as long as the 2015-1 Notes remain outstanding, holders of the 2015-1 Notes have the right to act, in certain circumstances, with respect to the portfolio loans in ways that may benefit their interests but not the interests of holders of the 2015-1 Issuer Preferred Interests, including by exercising remedies under the indenture governing the 2015-1 Notes (the “2015-1 Indenture”).
If an event of default has occurred and acceleration occurs in accordance with the terms of the 2015-1 Indenture, the 2015-1 Notes then outstanding will be paid in full before any further payment or distribution to the 2015-1 Issuer Preferred Interests. In addition, if an event of default occurs, holders of a majority of the 2015-1 Notes then outstanding will be entitled to determine the remedies to be exercised under the 2015-1 Indenture, subject to the terms of the 2015-1 Indenture. For example, upon the occurrence of an event of default with respect to the notes issued by the 2015-1 Issuer, the trustee or holders of a majority of the 2015-1 Notes then outstanding may declare the principal, together with any accrued interest, of all the 2015-1 Notes to be immediately due and payable. This would have the effect of accelerating the principal on such notes, triggering a repayment obligation on the part of the 2015-1 Issuer. If at such time the portfolio loans of the 2015-1 Issuer were not performing well, the 2015-1 Issuer may not have sufficient proceeds available to enable the trustee under the 2015-1 Indenture to pay a distribution to holders of the 2015-1 Issuer Preferred Interests.
Remedies pursued by the holders of the 2015-1 Notes could be adverse to the interests of the holders of the 2015-1 Issuer Preferred Interests, and the holders of the 2015-1 Notes have no obligation to consider any possible adverse effect on such other interests. Thus, any remedies pursued by the holders of the 2015-1 Notes may not be in our best interests and we may not receive payments or distributions upon an acceleration of the 2015-1 Notes. Any failure of the 2015-1 Issuer to make distributions on the 2015-1 Issuer Preferred Interests we hold, directly or indirectly, whether as a result of an event of default or otherwise, could have a material adverse effect on our business, financial condition, results of operations and cash flows and may result in an inability of us to make distributions sufficient to allow for us to qualify as a RIC for U.S. federal income tax purposes.

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
If any coverage test with respect to the 2015-1 Notes is not met, proceeds from the portfolio of loans that otherwise would have been distributed to the holders of the 2015-1 Issuer Preferred Interests will instead be used to redeem first the 2015-1 Notes, to the extent necessary to satisfy the applicable asset coverage tests on a pro forma basis after giving effect to all payments made in respect of the 2015-1 Notes, which we refer to as a mandatory redemption, or to obtain the necessary ratings confirmation. There is no guarantee that the 2015-1 Notes will meet either of these coverage tests, and thus, we may not receive distributions as the holders of the 2015-1 Issuer Preferred Interests.
We may not receive cash from the 2015-1 Issuer.
We receive cash from the 2015-1 Issuer only to the extent of payments on the distributions, if any, with respect to the 2015-1 Issuer Preferred Interests as permitted under the 2015-1 Debt Securitization. The 2015-1 Issuer may only make payments on the 2015-1 Issuer Preferred Interests to the extent permitted by the payment priority provisions of the 2015-1 Indenture, as applicable, which generally provide, distribution to Preferred Interests holder may not be made on any payment date unless all amounts owing under the 2015-1 Notes are paid in full. There is no guarantee that we will receive any distributions as the holders of the 2015-1 Issuer Preferred Interests.
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
As part of the 2015-1 Debt Securitization, we entered into a contribution agreement under which we are required to repurchase any loan (or participation interest therein) which was sold to the 2015-1 Issuer in breach of any representation or warranty made by us with respect to such loan on the date such loan was sold. To the extent we fail to satisfy any such repurchase obligation, the trustee of the 2015-1 Debt Securitization may, on behalf of the 2015-1 Issuer, bring an action against us to enforce these repurchase obligations.
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
Substantially all of our portfolio investments are in the form of debt investments that are not publicly traded and are less liquid than publicly traded securities. The fair value of these securities is not readily determinable, and the due diligence process that our Investment Adviser undertakes in connection with our investments may not reveal all the facts that may be relevant in connection with such investment. We value these investments on at least a quarterly basis in accordance with our valuation policy, which is at all times consistent with accounting principles generally accepted in the United States (“US GAAP”). Our Board of Directors utilizes the services of a third-party valuation firm to aid it in determining the fair value of these investments as well as the recommendations of our Investment Adviser’s investment professionals, which are based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. The Board of Directors discusses valuations and determines the fair value in good faith based on the input of our Investment Adviser and the third-party valuation firm. The participation of our Investment Adviser in our valuation process, and the indirect pecuniary interest in our Investment Adviser by the Interested Directors on our Board of Directors, could result in a conflict of interest, since the management fee is based on our gross assets and also because our Investment Adviser is receiving performance-based incentive fees.
The factors that are considered in the fair value pricing of our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparisons to publicly traded companies, discounted cash flow, relevant credit market indices, and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we consider the pricing indicated by the external event to corroborate our valuation. Because such valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Also, since these valuations are, to a large extent, based on estimates, comparisons and qualitative evaluations of private information, it could make it more difficult for investors to value accurately our investments and could lead to undervaluation or overvaluation of our securities. In addition, the valuation of these types of securities may result in substantial write-downs and earnings volatility. If our Investment Adviser is unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments. Also, privately held companies frequently have less diverse product lines and smaller market presence than larger competitors.
Decreases in the market values or fair values of our investments are recorded as unrealized depreciation. The effect of all of these factors on our portfolio can reduce our NAV by increasing net unrealized depreciation in our portfolio. Depending on market conditions, we could incur substantial realized losses and may suffer unrealized losses, which could have a material adverse impact on our business, financial condition and results of operations.
Our NAV as of a particular date may be materially greater than or less than the value that would be realized if our assets were to be liquidated as of such date. For example, if we were required to sell a certain asset or all or a substantial portion of our assets on a particular date, the actual price that we would realize upon the disposition of such asset or assets could be materially less than the value of such asset or assets as reflected in our NAV. Volatile market conditions could also cause reduced liquidity in the market for certain assets, which could result in liquidation values that are materially less than the values of such assets as reflected in our NAV.
Our investments are risky and speculative.
We invest primarily in loans to middle market companies whose debt, if rated, is rated below investment grade and, if not rated, would likely be rated below investment grade if it were rated. Investments rated below investment grade are generally considered higher risk than investment grade instruments. Bonds that are rated below investment grade are sometimes referred to as “high yield bonds” or “junk bonds.” Exposure to below investment grade instruments involves certain risks, including speculation with respect to the borrower’s capacity to pay interest and repay principal. In our first lien senior secured loans, the fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the loan’s terms, or at all, or that we will be able to collect on the loan should we be forced to enforce our remedies. To the extent we hold second lien senior secured loans and junior debt investments, holders of first lien loans may be repaid before us in the event of a bankruptcy or other insolvency proceeding. This may result in an above average amount of risk and loss of principal. Unitranche loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a heightened risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. When we invest in loans, we may acquire equity securities as well. However, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.
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
We cannot provide any assurance that we will replicate our own historical performance, the historical success of Carlyle or the historical performance of other companies that our Investment Adviser and our investment team advised in the past. Accordingly, our investment returns could be substantially lower than the returns achieved by the Company in the past, other Carlyle-managed funds or by other clients of our Investment Adviser. We can offer no assurance that our Investment Adviser will be able to continue to implement our investment objective with the same degree of success as it has had in the past.
Our ability to enter into transactions with Carlyle and our other affiliates is restricted.
As a BDC, we are required to comply with certain regulatory requirements. We and any company controlled by us, on the one hand, and our upstream affiliates, or our Investment Adviser and its affiliates, on the other hand, are prohibited under the Investment Company Act from knowingly participating in certain transactions without the prior approval of our Independent Directors (as defined below) and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities is our upstream affiliate for purposes of the Investment Company Act, and we or a company controlled by us are generally prohibited from buying or selling any security (other than our securities) from or to such affiliate, absent the prior approval of our Independent Directors and so long as such person does not own more than 25% of our outstanding voting securities or otherwise control us. We or a company controlled by us are prohibited from buying or selling any security from or to our Investment Adviser or its affiliates, or any person who owns more than 25% of our voting securities or is otherwise deemed to control, be controlled by, or be under common control with, us, with such persons, absent the prior approval of the SEC.
The Investment Company Act also prohibits certain “joint” transactions with our upstream affiliates, or our Investment Adviser or its affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our Independent Directors and, in some cases, the SEC (other than in certain limited situations pursuant to current regulatory guidance as described below). The analysis of whether a particular transaction constitutes a joint transaction requires a review of the relevant facts and circumstances then existing. The SEC has granted us Exemptive Relief that permits us and certain present and future funds advised by our Investment Adviser and certain other present and future investment advisers controlling, controlled by or under common control with our Investment Adviser to co-invest in suitable negotiated investments. Co-investments made under the Exemptive Relief are subject to compliance with the conditions and other requirements contained in the Exemptive Relief, which could limit our ability to participate in a co-investment transaction. In addition to co-investing pursuant to our Exemptive Relief, we may also co-invest with funds managed by Carlyle or any of its downstream affiliates, subject to compliance with applicable law and regulations, existing regulatory guidance, our Investment Adviser’s allocation procedures and Carlyle’s other allocation policies and procedures, where applicable. For example, we may invest alongside such investors consistent with guidance promulgated by the SEC staff permitting us and an affiliated person to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that we negotiate no term other than price. We may, in certain cases, also make investments in securities owned by affiliates that we acquire from non-affiliates. In such circumstances, our ability to participate in any restructuring of such investment or other transaction involving the issuer of such investment may be limited, and as a result, we may realize a loss on such investments that might have been prevented or reduced had we not been restricted in participating in such restructuring or other transaction.

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
The SEC has proposed a new Rule 18f-4 under the Investment Company Act that, if enacted in the form proposed, could adversely impact the way we and other BDCs do business. In addition to imposing restrictions on the use of derivatives, the rule would generally limit our financial commitments to portfolio companies, together with our exposure to other transactions involving senior securities entered into by us other than in reliance of the rule, to not more than 150 percent of our NAV. We cannot assure you when or if the proposed rule will be adopted by the SEC, and if adopted, whether the final rule will constrain our ability to extend financial commitments.
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
Some of our portfolio companies may be highly leveraged, which may have adverse consequences to these companies and to us as an investor. These companies may be subject to restrictive financial and operating covenants and the leverage may impair these companies’ ability to finance their future operations and capital needs. As a result, these companies’ flexibility to respond to changing business and economic conditions and to take advantage of business opportunities may be limited. Further, a leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used. Leveraged companies may enter into bankruptcy proceedings at higher rates than companies that are not leveraged.
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
Declines in the prices of corporate debt securities and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing our NAV through increased net unrealized depreciation.
As a BDC, we are required to account for our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by or under the direction of our Board of Directors. Decreases in the market values or fair values of our investments are recorded as unrealized depreciation. Depending on market conditions, we may face similar losses, which could reduce our NAV and have a material adverse impact on our business, financial condition and results of operations.
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
We may also make unsecured loans to portfolio companies. Liens on such portfolio companies’ collateral, if any, will secure the portfolio company’s obligations under its outstanding secured debt and may secure certain future debt that is permitted to be incurred by the portfolio company under its secured loan agreements. The holders of obligations secured by such liens will generally control the liquidation of, and be entitled to receive proceeds from, any realization of such collateral to repay their obligations in full before us. In addition, the value of such collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of such collateral would be sufficient to satisfy our unsecured loan obligations after payment in full of all secured loan obligations. If such proceeds were not sufficient to repay the outstanding secured loan obligations, then our unsecured claims would rank equally with the unpaid portion of such secured creditors’ claims against the portfolio company’s remaining assets, if any.
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
Risks Related to an Investment in Our Common Stock and Other Securities That We May Issue
Investing in our securities may involve a high degree of risk.
The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options and volatility or loss of principal. Our investments in portfolio companies may be highly speculative and aggressive, and therefore an investment in our securities may not be suitable for someone with lower risk tolerance.
The market price of our securities may fluctuate significantly.
The market price and liquidity of the market for our common stock and any other securities that we may issue may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•	significant volatility in the market price and trading volume of securities of BDCs or other companies in our sector, which are not necessarily related to the operating performance of these companies;

•	price and volume fluctuations in the overall stock market from time to time;

•	the inclusion or exclusion of our securities from certain indices;

•	changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;

•	any loss of RIC or BDC status;

•	changes in earnings or perceived changes or variations in operating results;

•	changes or perceived changes in the value of our portfolio of investments;

•	changes in accounting guidelines governing valuation of our investments;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•	the inability of our Investment Adviser to employ additional experienced investment professionals or the departure of any of our Investment Adviser’s key personnel;

•	short-selling pressure with respect to shares of our common stock or BDCs generally;

•	future sales of our securities convertible into or exchangeable or exercisable for our common stock or the conversion of such securities;

•	uncertainty surrounding the strength of the U.S. economic recovery and the policies of the new presidential administration;

•	concerns regarding European sovereign debt;

•	fluctuations in base interest rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate;

•	operating performance of companies comparable to us;

•	general economic trends and other external factors; and

•	loss of a major funding source.
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
Our shares of common stock have traded at a discount from NAV and may do so again, which could limit our ability to raise additional equity capital.
We cannot assure you that a trading market for our common stock can be sustained. In addition, we cannot predict the prices at which our common stock will trade. Shares of closed-end investment companies, including BDCs, frequently trade at a discount from NAV and our common stock may also be discounted in the market. This characteristic of closed-end investment companies is separate and distinct from the risk that our NAV per share may decline. We cannot predict whether our common stock will trade at, above or below NAV. The risk of loss associated with this characteristic of closed-end management investment companies may be greater for investors expecting to sell shares of common stock purchased in the offering soon after the offering. Recently, the stocks of BDCs as an industry, including from time to time shares of our common stock, have traded below NAV and during much of 2009 traded at near historic lows as a result of concerns over liquidity, leverage restrictions and distribution requirements. See “Risk Factors—Risks Relating to Our Business and Structure—Capital markets may experience periods of disruption and instability. These market conditions may materially and adversely affect debt and equity capital markets in the United States and abroad, which may in the future have a negative impact on our business and operations.”
In addition, when our common stock is trading below its NAV, we will generally not be able to sell additional shares of our common stock to the public at its market price without, among other things, first obtaining the requisite approval of our stockholders. However, certain of our stockholders who received shares of our common stock prior to our initial public offering (our “pre-IPO investors”) may obligate us to initiate certain registered underwritten secondary offerings on behalf of such pre-IPO investors, and it is possible that shares will be sold in such offerings at prices below NAV. We believe any such sales will be perceived negatively by the market and could negatively impact future trading prices for our common stock.
We may in the future determine to issue preferred stock, which could adversely affect the market value of our common stock.
The issuance of shares of preferred stock with dividend or conversion rights, liquidation preferences or other economic terms favorable to the holders of preferred stock could adversely affect the market price for our common stock by making an investment in the common stock less attractive. In addition, the dividends on any preferred stock we issue must be cumulative. Payment of dividends and repayment of the liquidation preference of preferred stock must take preference over any dividends or other payments to our common stockholders, and holders of preferred stock are not subject to any of our expenses or losses and are not entitled to participate in any income or appreciation in excess of their stated preference (other than convertible preferred stock that converts into common stock). In addition, under the Investment Company Act, preferred stock constitutes a “senior security” for purposes of the 200% asset coverage test.
Your interest in us may be diluted if you do not fully exercise your subscription rights in any rights offering. In addition, if the subscription price is less than our NAV per share, then you will experience an immediate dilution of the aggregate NAV of your shares.
In the event we issue subscription rights, stockholders who do not fully exercise their subscription rights should expect that they will, at the completion of a rights offering pursuant to this prospectus and a prospectus supplement, own a smaller proportional interest in us than would otherwise be the case if they fully exercised their rights. We cannot state precisely the amount of any such dilution in share ownership because we do not know at this time what proportion of the shares will be purchased as a result of such rights offering.
In addition, if the subscription price is less than the NAV per share of our common stock, then our stockholders would experience an immediate dilution of the aggregate NAV of their shares as a result of the offering. The amount of any decrease in NAV is not predictable because it is not known at this time what the subscription price and NAV per share will be on the expiration date of a rights offering or what proportion of the shares will be purchased as a result of such rights offering. Such dilution could be substantial.
Purchases of our common stock under the 10b5-1 Plan may have resulted in the price of our common stock being higher than the price that otherwise might have existed in the open market.
Certain individuals affiliated with Carlyle adopted a 10b5-1 plan (the “10b5-1 Plan”) in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act, under which the participants would buy up to $15 million in the aggregate of our common stock in the open market during the period beginning July 17, 2017 and ending on the earlier of the date on which the capital committed to the 10b5-1 Plan had been exhausted or June 19, 2018, subject to certain conditions. The 10b5-1 Plan required the plan administrator to purchase shares of common stock when the market price per share was below the Company’s most recently reported NAV per share (including any updates, corrections or adjustments publicly announced by the Company to any previously announced NAV per share). These activities may have had the effect of maintaining the market price of our common stock or retarding a decline in the market price of the common stock, and, as a result, the price of our common stock may have been higher than the price that otherwise might have existed in the open market. As of February 22, 2018, the capital committed to the 10b5-1 Plan had been exhausted, and the 10b5-1 Plan was terminated in accordance with its terms.

Sales of substantial amounts of our common stock in the public market may have an adverse effect on the market price of our common stock.
As of February 27, 2018, we had 62,568,651 shares of common stock outstanding. Sales of substantial amounts of our common stock, or the availability of such shares for sale, could adversely affect the prevailing market prices for our common stock. If this occurs and continues, it could impair our ability to raise additional capital through the sale of equity securities should we desire to do so.
Our stockholders will experience dilution in their ownership percentage if they opt out of our dividend reinvestment plan.
Our dividend reinvestment plan is an “opt out” dividend reinvestment plan, pursuant to which all dividends declared in cash payable to stockholders that do not elect to receive their distributions in cash are automatically reinvested in shares of our common stock, rather than receiving cash. As a result, our stockholders that “opt out” of our dividend reinvestment plan may experience dilution in their ownership percentage of our common stock over time. See Part II, Item 5 of this Form 10-K “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Price Range of Common Stock” and “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Distribution Policy” for a description of our dividend policy and obligations.
There is a risk that our stockholders may not receive distributions or that our distributions may not grow over time and a portion of our distributions to you may be a return of capital for U.S. federal income tax purposes.
We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. If we declare a dividend and if enough stockholders opt to receive cash distributions rather than participate in our dividend reinvestment plan, we may be forced to sell some of our investments in order to make cash dividend payments. In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions. The Facilities may also limit our ability to declare dividends if we default under certain provisions. Further, if we invest a greater amount of assets in equity securities that do not pay current dividends, it could reduce the amount available for distribution. See Part II, Item 5 of this Form 10-K “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Price Range of Common Stock.” The above referenced restrictions on distributions may also inhibit our ability to make required interest payments to holders of our debt, which may cause a default under the terms of our debt agreements. Such a default could materially increase our cost of raising capital, as well as cause us to incur penalties under the terms of our debt agreements.
The distributions we pay to our stockholders in a year may exceed our taxable income for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes that would reduce a stockholder’s adjusted tax basis in its shares of our common stock or preferred stock and correspondingly increase such stockholder’s gain, or reduce such stockholder’s loss, on disposition of such shares. Distributions in excess of a stockholder’s adjusted tax basis in its shares of our common stock or preferred stock will constitute capital gains to such stockholder.
Our stockholders may receive shares of our common stock as dividends, which could result in adverse tax consequences to them.
In order to satisfy the Annual Distribution Requirement applicable to RICs, we will have the ability to declare a large portion of a dividend in shares of our common stock instead of in cash. As long as a portion of such dividend is paid in cash and certain requirements are met, the entire distribution generally will be treated as a dividend for U.S. federal income tax purposes. As a result, a stockholder generally would be taxed on 100% of the fair market value of the dividend on the date the dividend is received by the stockholder in the same manner as a cash dividend, even though most of the dividend was paid in shares of our common stock. If a U.S. stockholder sells the common stock that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the trading price (if any) of our common stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common stock. In addition, if a significant number of our stockholders were to determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price (if any) of our common stock. It is unclear whether and to what extent we will be able to pay taxable dividends of the type described in this paragraph.

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
Distributions of our “investment company taxable income” to a non-U.S. stockholder that are not effectively connected with the non-U.S. stockholder’s conduct of a trade or business within the United States may be subject to withholding of U.S. federal income tax at a 30% rate (or lower rate provided by an applicable income tax treaty) to the extent of our current or accumulated earnings and profits. Certain properly designated dividends are generally exempt from withholding of U.S. federal income tax, including certain dividends that are paid in respect of our (i) “qualified net interest income” (generally, our U.S.-source interest income, other than certain contingent interest and interest from obligations of a corporation or partnership in which we or the non-U.S. stockholder are at least a 10% shareholder, reduced by expenses that are allocable to such income) or (ii) “qualified short-term capital gains” (generally, the excess of our net short-term capital gain over our long-term capital loss for such taxable year), and certain other requirements were satisfied. No assurance can be given as to whether any of our distributions will be eligible for this exemption from withholding of U.S. federal income tax or, if eligible, will be designated as such by us. See Part I, Item 1 of this Form 10-K “Business—Election to be Taxed as a RIC.”

The trading market or market value of any publicly issued debt securities may fluctuate.
Any publicly issued debt securities that we may issue may or may not have an established trading market. We cannot assure you that a trading market for any publicly issued debt securities will ever develop or be maintained if developed. In addition to our creditworthiness, many factors may materially adversely affect the trading market for, and market value of, any publicly issued debt securities. These factors include, but are not limited to, the following:

•	the time remaining to the maturity of such debt securities;

•	the outstanding principal amount of debt securities with terms identical to such debt securities;

•	the ratings assigned by national statistical ratings agencies;

•	the general economic environment;

•	the supply of such debt securities trading in the secondary market, if any;

•	the redemption or repayment features, if any, of such debt securities;

•	the level, direction and volatility of market interest rates generally; and

•	market rates of interest higher or lower than rates borne by such debt securities.
In addition, there may be a limited number of buyers if and when a decision is made to sell your debt securities. This too may materially adversely affect the market value of such debt securities or the trading market for the debt securities.
Terms relating to redemption may materially adversely affect your return on any debt securities that we may issue.
If such debt securities are redeemable at our option, we may choose to redeem such debt securities at times when prevailing interest rates are lower than the interest rate paid on the debt securities. In addition, if such debt securities are subject to mandatory redemption, we may be required to redeem the debt securities also at times when prevailing interest rates are lower than the interest rate paid on your debt securities. In this circumstance, an investor may not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as your debt securities being redeemed.
Our credit ratings may not reflect all risks of an investment in any debt securities that we may issue.
Our credit ratings are an assessment by third parties of our ability to pay our obligations. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of our debt securities. Our credit ratings, however, may not reflect the potential impact of risks related to market conditions generally or other factors discussed above on the market value of or trading market for any publicly issued debt securities.
Holders of any preferred stock that we may issue would have the right to elect members of the board of directors and class voting rights on certain matters.
Holders of any preferred stock we might issue, voting separately as a single class, would have the right to elect two members of the board of directors at all times and in the event dividends become two full years in arrears would have the right to elect a majority of the directors until such arrearage is completely eliminated. In addition, preferred stockholders have class voting rights on certain matters, including changes in fundamental investment restrictions and conversion to open-end status, and accordingly can veto any such changes. Restrictions imposed on the declarations and payment of dividends or other distributions to the holders of our common stock and preferred stock, both by the Investment Company Act and by requirements imposed by rating agencies or the terms of our credit facilities, might impair our ability to maintain our qualification as a RIC for federal income tax purposes. While we would intend to redeem our preferred stock to the extent necessary to enable us to distribute our income as required to maintain our qualification as a RIC, there can be no assurance that such actions could be effected in time to meet the tax requirements.
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
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities (dollar amounts in thousands, except per share data)
Price Range of Common Stock
Our common stock is traded on The NASDAQ Global Select Market under the symbol “CGBD.” Our common stock has historically traded at prices both above and below our NAV per share. It is not possible to predict whether our common stock will trade at, above or below NAV. See Part I, Item 1A of this Form 10-K “Risk Factors—Risks Related to an Investment in Our Securities—Our shares of common stock have traded at a discount from NAV and may do so again, which could limit our ability to raise additional equity capital.”
The following table sets forth, for each fiscal quarter since our initial public offering, the NAV per share of our common stock, the range of high and low closing sales prices of our common stock, the closing sales price as a premium (discount) to NAV and the dividends or distributions declared by us. On February 27, 2018, the last reported closing sales price of our common stock on The NASDAQ Global Select Market was $17.37 per share, which represented a discount of approximately 4.14% to the NAV per share reported by us as of December 31, 2017.

		Price Range
	NAV(1)	High	Low	High Sales Price Premium (Discount) to NAV(2)	Low Sales Price Premium (Discount) to NAV(2)	Cash Dividend Per Share(3)
Year ended December 31, 2017
Second Quarter (beginning June 14, 2017)	$18.14	$18.49	$18.01	1.93%	(0.72)%	$0.37
Third Quarter	$18.18	$18.89	$18.00	3.91%	(0.99)%	$0.37
Fourth Quarter	$18.12	$20.04	$17.04	10.60%	(5.96)%	$0.49

(1)
NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low closing sales prices. The NAVs shown are based on outstanding shares at the end of the relevant quarter.

(2)	Calculated as the respective high or low closing sales price less NAV, divided by NAV (in each case, as of the applicable quarter).

(3)	Represents the dividend or distribution declared in the relevant quarter. The cash dividend for the fourth quarter of the year ended December 31, 2017 included a special dividend of $0.12 per share.
Holders
As of February 27, 2018, there were approximately 1,739 holders of record of our common stock (including Cede & Co.).
Distributions
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
We intend to make distributions in cash unless a stockholder elects to receive dividends and/or long-term capital gains distributions in additional shares of common stock. See “—Dividend Reinvestment Plan” below. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, if we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the Investment Company Act or if distributions are limited by the terms of any of our borrowings. The following table summarizes the Company’s dividends declared during the two most recent fiscal years and the current fiscal year to date:

Date Declared	Record Date	Payment Date	Per Share Amount
2016
March 10, 2016	March 14, 2016	April 22, 2016	$0.40
June 8, 2016	June 8, 2016	July 22, 2016	$0.40
September 28, 2016	September 28, 2016	October 24, 2016	$0.40
December 29, 2016	December 29, 2016	January 24, 2017	$0.41
December 29, 2016	December 29, 2016	January 24, 2017	$0.07	(1)
Total			$1.68
2017
March 20, 2017	March 20, 2017	April 24, 2017	$0.41
June 20, 2017	June 30, 2017	July 18, 2017	$0.37
August 7, 2017	September 29, 2017	October 18, 2017	$0.37
November 7, 2017	December 29, 2017	January 17, 2018	$0.37
December 13, 2017	December 29, 2017	January 17, 2018	$0.12	(1)
Total			$1.64
2018
February 26, 2018	March 29, 2018	April 17, 2018	$0.37

(1)	Represents a special dividend.
Dividend Reinvestment Plan
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

Stock Performance Graph
This graph compares the stockholder return on our common stock from June 14, 2017 (the date our common stock commenced trading on The NASDAQ Global Select Market) to December 31, 2017 with that of the Standard & Poor’s BDC Index (the “S&P BDC Index”) and the Standard & Poor’s 500 Stock Index (the “S&P 500 Index”). This graph assumes that on June 14, 2017, $100 was invested in our common stock, the S&P BDC Index and the S&P 500 Index. The graph also assumes the reinvestment of all cash dividends prior to any tax effect. The graph and other information furnished under this Part II, Item 5 of this Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

$120
$115
$110
$105
$100
$95
$90
6/14/2017
6/30/2017
7/31/2017
8/31/2017
9/30/2017
10/31/2017
11/30/2017
12/31/2017
CGBD
S&P BDC Index
S&P 500 Index

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share Purchases under the 10b5-1 Plan
The following table provides information regarding purchases of our common stock by certain individuals affiliated with Carlyle pursuant to the 10b5-1 Plan for each month from June 2017 (beginning June 14, 2017) through December 2017.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
June 14, 2017 through June 30, 2017	—	—	—	15,000
July 1, 2017 through July 31, 2017	171,246	18.34	171,246	11,860
August 1, 2017 through August 31, 2017	14,490	18.48	14,490	11,592
September 1, 2017 through September 30, 2017	—	—	—	11,592
October 1, 2017 through October 31, 2017	—	—	—	11,592
November 1, 2017 through November 30, 2017	13,209	18.16	13,209	11,352
December 1, 2017 through December 31, 2017	114,030	17.86	114,030	9,316
Total	312,975		312,975

(1)
Shares purchased by certain individuals affiliated with Carlyle pursuant to the 10b5-1 Plan, which was entered into on June 13, 2017. Under the 10b5-1 Plan, the participants would buy up to $15,000 in the aggregate of our common stock in the open market during the period beginning July 17, 2017 and ending on the earlier of the date on which the capital committed to the 10b5-1 Plan had been exhausted or June 19, 2018, subject to certain conditions. As of February 22, 2018, the capital committed to the 10b5-1 Plan had been exhausted, and the 10b5-1 Plan was terminated in accordance with its terms.

Item 6. Selected Financial Data
The tables below set forth our selected consolidated historical financial data for the periods indicated. The selected consolidated historical financial data as of and for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 have been derived from our audited consolidated financial statements, which are included in “Financial Statements and Supplementary Data” in Part II, Item 8 of this Form 10-K. Our historical results are not necessarily indicative of future results. The selected financial data in this section is not intended to replace the financial statements and is qualified in its entirety by the financial statements and related notes included in this filing.
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

	For the years ended December 31,
	2017	2016	2015	2014	2013
(dollar amounts in thousands, except per share data)
Consolidated Statements of Operations Data
Income
Total investment income	$165,001	$110,971	$69,190	$32,984	$4,969
Expenses
Net expenses (including excise tax expense)	72,850	51,350	33,666	18,724	6,638
Net investment income (loss)	92,151	59,621	35,524	14,260	(1.669)
Net realized gain (loss) on investments	(11,692)	(9,644)	1,164	72	63
Net change in unrealized appreciation (depreciation) on investments	3,741	19,832	(18,015)	(8,718)	(321)
Net increase (decrease) in net assets resulting from operations	84,200	69,809	18,673	5,614	(1,927)
Per Share Data
Basic and diluted net investment income	$1.74	$1.65	$1.43	$1.09	$(0.55)
Basic and diluted earnings	$1.59	$1.93	$0.75	$0.43	$(0.64)
Dividends declared (1)	$1.64	$1.68	$1.74	$1.25	$—

(1)
Cumulative per share dividends declared by the Company’s Board of Directors for the years ended December 31, 2017, 2016, 2015 and 2014. Cumulative per share dividends declared by the Company’s Board of Directors for the years ended December 31, 2017, 2016, and 2015 included a special dividend of $0.12, $0.07 and $0.18 per share, respectively. The Company’s Board of Directors did not declare a dividend during the year ended December 31, 2013.

	As of and for the years ended December 31,
	2017	2016	2015	2014	2013
(dollar amounts in thousands, except per share data)
Consolidated Statements of Assets and Liabilities Data
Investments—non-controlled/non-affiliated, at fair value	$1,779,584	$1,323,102	$1,052,666	$698,662	$212,807
Investments—non-controlled/affiliated, at fair value	15,431	—	—	—	—
Investments—controlled/affiliated, at fair value	172,516	99,657	—	—	—
Cash and cash equivalents	32,039	38,489	41,837	8,754	42,010
Total assets	2,021,383	1,490,155	1,104,032	716,720	260,967
Secured borrowings	562,893	421,885	234,313	308,441	66,822
2015-1 Notes payable	271,053	270,849	270,644	—	—
Total liabilities	894,079	726,018	532,306	378,463	74,965
Total net assets	1,127,304	764,137	571,726	338,257	186,002
Net assets per share	$18.12	$18.32	$18.14	$18.86	$19.42
Other Data:
Number of portfolio companies/structured finance obligation/investment fund at year end	90	86	85	72	27
Average funded investments in new portfolio companies/structured finance obligations (1)	$26,816	$12,188	$12,996	$10,597	$6,751
Total return based on NAV (2)	7.86%	10.25%	5.41%	3.55%	(2.90)%

(1)
Average is calculated per portfolio company based on the total amount funded during the period divided by the number of portfolio companies invested/structured finance obligations made during the period.

(2)
Total return is based on the change in NAV per share during the year plus the declared dividends, assuming reinvestment of dividends in accordance with the dividend reinvestment plan, divided by the beginning NAV for the year. Total return for the years/periods ended December 31, 2017, 2016, 2015, 2014 and 2013 was inclusive of $(0.11), $0.01, $0.11 and $0.09 and $0.32, respectively, per share increase in NAV related to the offering price of the Company’s common stock. Excluding the effects of the higher offering price of the Company’s common stock, total return would have been 8.46%, 10.20%, 4.83%, 3.09% and (4.50%), respectively (refer to Note 9 in Part II, Item 8 of this Form 10-K for additional information). Total return based on change in NAV for the year ended December 31, 2013 was calculated for the period from commencement of operations through December 31, 2013.

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
On June 9, 2017, we acquired NF Investment Corp. (“NFIC”), a BDC managed by our Investment Advisor (the “NFIC Acquisition”). As a result, we issued 434,233 shares of common stock to the NFIC stockholders and approximately $145,602 in cash, and acquired approximately $153,648 in net assets.
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
Expenses
Our primary operating expenses include the payment of: (i) investment advisory fees, including base management fees and incentive fees, to our Investment Adviser pursuant to the Investment Advisory Agreement between us and our Investment Adviser; (ii) costs and other expenses and our allocable portion of overhead incurred by our Administrator in performing its administrative obligations under the Administration Agreement between us and our Administrator; and (iii) other operating expenses as detailed below:

•	the costs associated with the private offering of our common stock prior to our initial public offering;

•	the costs of any other offerings of our common stock and other securities, if any;

•	calculating individual asset values and our net asset value (including the cost and expenses of any independent valuation firms);

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
PORTFOLIO AND INVESTMENT ACTIVITY
As of December 31, 2017, the fair value of our investments was approximately $1,967,531, comprised of 107 investments in 90 portfolio companies/investment fund across 28 industries with 57 sponsors. As of December 31, 2016, the fair value of our investments was approximately $1,422,759, comprised of 98 investments in 86 portfolio companies/structured finance obligations/investment fund across 29 industries with 57 sponsors. As of December 31, 2015, the fair value of our investments was approximately $1,052,666, comprised of 97 investments in 85 portfolio companies/structured finance obligations across 27 industries.
Based on fair value as of December 31, 2017, our portfolio consisted of approximately 90.3% in secured debt (77.8% in first lien debt (including 12.1% in first lien/last out loans) and 12.5% in second lien debt), 8.8% in Credit Fund, and 0.9% in equity investments. Based on fair value as of December 31, 2017, approximately 1% of our debt portfolio was invested in debt bearing a fixed interest rate and approximately 99% of our debt portfolio was invested in debt bearing a floating interest rate, which primarily are subject to interest rate floors.
Based on fair value as of December 31, 2016, our portfolio consisted of approximately 92.2% in secured debt (80.1% in first lien debt (including 12.9% in first lien/last out loans) and 12.1% in second lien debt), 7% in Credit Fund, 0.4% in structured finance obligations and 0.5% in equity investments. Based on fair value as of December 31, 2016, approximately 1%

of our debt portfolio was invested in debt bearing a fixed interest rate and approximately 99% of our debt portfolio was invested in debt bearing a floating interest rate with an interest rate floor.
Based on fair value as of December 31, 2015, our portfolio consisted of approximately 95.5% in secured debt (75.5% in first lien debt (including 11.7% in first lien/last out loans) and 20.0% in second lien debt), 4.3% in structured finance obligations and 0.2% in equity investments. Based on fair value as of December 31, 2015, approximately 3% of our debt portfolio was invested in debt bearing a fixed interest rate and approximately 97% of our debt portfolio was invested in debt bearing a floating interest rate with an interest rate floor.
Our investment activity for the years ended December 31, 2017, 2016 and 2015 is presented below (information presented herein is at amortized cost unless otherwise indicated):

	For the years ended December 31,
	2017	2016	2015
Investments:
Total investments, beginning of year	$1,429,981	$1,079,720	$707,701
New investments purchased	1,340,824	755,654	597,811
Net accretion of discount on investments	11,747	5,605	3,035
Net realized gain (loss) on investments	(11,692)	(9,644)	1,164
Investments sold or repaid	(799,848)	(401,354)	(229,991)
Total investments, end of year	$1,971,012	$1,429,981	$1,079,720
Principal amount of investments funded:
First Lien Debt	$991,406	$604,514	$481,510
Second Lien Debt	179,162	38,950	115,250
Structured Finance Obligations	—	—	15,760
Equity Investments	8,887	2,856	1,507
Investment Fund	187,460	119,785	—
Total	$1,366,915	$766,105	$614,027
Principal amount of investments sold or repaid:
First Lien Debt	$(585,414)	$(254,921)	$(191,718)
Second Lien Debt	(107,748)	(83,279)	(8,000)
Structured Finance Obligations	(27,000)	(81,442)	(39,475)
Investment Fund	(112,594)	(22,400)	—
Total	$(832,756)	$(442,042)	$(239,193)
Number of new funded investments	50	62	46
Average amount of new funded investments	$26,816	$12,188	$12,996
Percentage of new funded debt investments at floating interest rates	99%	100%	98%
Percentage of new funded debt investments at fixed interest rates	1%	—%	2%
As of December 31, 2017 and 2016, investments consisted of the following:

	December 31, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt (excluding First Lien/Last Out)	$1,295,406	$1,293,641	964,398	955,478
First Lien/Last Out Unitranche	246,925	237,635	180,928	184,070
Second Lien Debt	242,887	246,233	172,960	171,864
Structured Finance Obligations	—	—	9,239	5,216
Equity Investments	13,543	17,506	5,071	6,474
Investment Fund	172,251	172,516	97,385	99,657
Total	$1,971,012	$1,967,531	1,429,981	1,422,759

The weighted average yields(1) for our first and second lien debt, based on the amortized cost and fair value as of December 31, 2017 and 2016, were as follows:

	December 31, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt (excluding First Lien/Last Out)	8.35%	8.36%	7.09%	7.15%
First Lien/Last Out Unitranche	10.02%	10.41%	12.33%	12.12%
First Lien Debt Total	8.62%	8.68%	7.92%	7.96%
Second Lien Debt	10.44%	10.30%	9.97%	10.04%
First and Second Lien Debt Total	8.86%	8.90%	8.19%	8.23%

(1)
Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of December 31, 2017 and 2016. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.

Total weighted average yields (which includes the effect of accretion of discount and amortization of premiums) of our first and second lien debt investments as measured on an amortized cost basis increased from 8.19% to 8.86% from December 31, 2016 to December 31, 2017, which was primarily due to the increase in 90-day LIBOR from 1.00% to 1.69%. The weighted average yields on originations of new investments were approximately equivalent to the weighted average yields on sales/repayments of existing investments during the year ended December 31, 2017, excluding the impact of the change in LIBOR.
The following table summarizes the fair value of our performing and non-performing investments as of December 31, 2017 and 2016:

	December 31, 2017		December 31, 2016
	Fair Value	Percentage	Fair Value	Percentage
Performing	$1,948,044	99.01%	$1,415,131	99.46%
Non-accrual (1)	19,487	0.99	7,628	0.54
Total	$1,967,531	100.00%	$1,422,759	100.00%

(1)
Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest has been paid current and, in management’s judgment, likely to remain current. Management may not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. See Note 2 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for more information on the accounting policies.

See the Consolidated Schedules of Investments as of December 31, 2017 and 2016 in our consolidated financial statements in Part II, Item 8 of this Form 10-K “Financial Statements and Supplementary Data” for more information on these investments, including a list of companies and type and amount of investments.
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
Our Investment Adviser monitors and, when appropriate, changes the investment ratings assigned to each debt investment in our portfolio. In connection with our quarterly valuation process, our Investment Adviser reviews our investment ratings on a regular basis. The following table summarizes the Internal Risk Ratings as of December 31, 2017 and 2016:

	December 31, 2017		December 31, 2016
(dollar amounts in millions)	Fair Value	% of Fair Value	Fair Value	% of Fair Value
Internal Risk Rating 1	$73.7	4.15%	$59.3	4.52%
Internal Risk Rating 2	1,399.6	78.74	1,055.7	80.50
Internal Risk Rating 3	170.2	9.57	100.9	7.70
Internal Risk Rating 4	103.3	5.81	75.7	5.77
Internal Risk Rating 5	30.7	1.73	12.2	0.93
Internal Risk Rating 6	—	—	7.6	0.58
Total	$1,777.5	100.00%	$1,311.4	100.00%
As of December 31, 2017 and 2016, the weighted average Internal Risk Rating of our debt investment portfolio was 2.2. As of December 31, 2017 and 2016, 10 and 8 of our debt investments, with an aggregate fair value of $134.0 million and $95.5 million, respectively, were assigned an Internal Risk Rating of 4-6. As of December 31, 2017 and December 31, 2016, one first lien debt investment in the portfolio with a fair value of $19.5 million and $7.6 million, respectively, was on non-accrual status, which represented approximately 1.10% and 0.58%, respectively, of total first and second lien investments at fair value. The remaining first and second lien debt investments were performing and current on their interest payments as of December 31, 2017 and 2016.
During the year ended December 31, 2017, three investments with fair value of $45.9 million were downgraded to an Internal Risk Rating of 4 due to changes in financial condition and performance of the respective portfolio companies, one of which with fair value of $13.8 million was subsequently upgraded to an Internal Risk Rating of 2 due to a repayment in full. The remainder of the net increase in the aggregate fair value of debt investments assigned an Internal Risk Rating of 4-6 was primarily a result of the NFIC Acquisition and the transfer of nine overlapping debt investments with fair value of approximately $28.4 million into our debt investment portfolio from NFIC, one new investment with fair value of approximately $3.9 million acquired from NFIC, and, to a lesser extent, general market movements, as well as the restructuring of TwentyEighty, Inc., which occurred in the first quarter of 2017 and resulted in the upgrades of the new Term Loan A to an Internal Risk Rating of 2 and new Term Loan B to an Internal Risk Rating of 3. One investment with fair value of $7.1 million was sold.

CONSOLIDATED RESULTS OF OPERATIONS
For the years ended December 31, 2017, 2016 and 2015
The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and losses and net change in unrealized appreciation and depreciation. As a result, quarterly comparisons may not be meaningful.
Investment Income
Investment income for the years ended December 31, 2017, 2016 and 2015, was as follows:

	For the years ended December 31,
	2017	2016	2015
Investment income:
First Lien Debt	$119,222	$83,713	$45,654
Second Lien Debt	26,057	23,190	15,357
Structured Finance Obligations	—	887	8,160
Equity Investments	95	13	12
Investment Fund	19,453	3,140	—
Cash	174	28	7
Total investment income	$165,001	$110,971	$69,190
The increase in investment income for the year ended December 31, 2017 from the comparable period in 2016 was primarily driven by our deployment of capital, increasing invested balance (including as a result of the NFIC Acquisition), increased fees and other income from syndications, amendments and prepayments, and increased interest and dividends from Credit Fund. The size of our portfolio increased to $1,971,012 as of December 31, 2017 from $1,429,981 as of December 31, 2016 at amortized cost, and total principal amount of investments outstanding increased to $2,000,315 as of December 31, 2017 from $1,467,133 as of December 31, 2016. The increase in interest income was also due to the increase in the weighted average yield, primarily due to the increase in LIBOR. As of December 31, 2017, the weighted average yield of our first and second lien debt increased to 8.86% from 8.19% as of December 31, 2016, on amortized cost.
The increase in investment income for the year ended December 31, 2016 from the comparable period in 2015 was primarily driven by our deployment of capital and increasing invested balance. The size of our portfolio increased to $1,429,981 as of December 31, 2016 from $1,079,720 as of December 31, 2015, at amortized cost, and total principal amount of investments outstanding increased to $1,467,133 as of December 31, 2016 from $1,142,364 as of December 31, 2015. The increase in interest income was also due to the increase in the weighted average yield. As of December 31, 2016, the weighted average yield of our first and second lien debt increased to 8.19% from 7.93% as of December 31, 2015, on amortized cost.
Interest income on our first and second lien debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of December 31, 2017, one first lien debt investment in the portfolio was non-performing. The fair value of the loan in the portfolio on non-accrual status was $19,487, which represents approximately 0.99% of total investments at fair value. The remaining first and second lien debt investments were performing and current on their interest payments as of December 31, 2017 and for the year then ended. As of December 31, 2016, one first lien debt investment in the portfolio was non-performing. The fair value of the loan in the portfolio on non-accrual status was $7,628, which represents approximately 0.54% of total investments at fair value. The remaining first and second lien debt investments were performing and current on their interest payments as of December 31, 2016 and for the year then ended. As of December 31, 2015 and for the year then ended, all of our first and second lien debt investments were performing and current on their interest payments.
Net investment income (loss) for the years ended December 31, 2017, 2016 and 2015 was as follows:

	For the years ended December 31,
	2017	2016	2015
Total investment income	$165,001	$110,971	$69,190
Net expenses	(72,850)	(51,350)	(33,666)
Net investment income (loss)	$92,151	$59,621	$35,524

Expenses

	For the years ended December 31,
	2017	2016	2015
Base management fees	$25,254	$18,539	$13,361
Incentive fees	21,084	14,905	8,881
Professional fees	2,895	2,103	1,845
Administrative service fees	661	703	595
Interest expense	24,510	16,462	9,582
Credit facility fees	1,983	2,573	1,898
Directors’ fees and expenses	443	553	419
Other general and administrative	1,683	1,616	1,539
Excise tax expense	264	76	—
Waiver of base management fees	(5,927)	(6,180)	(4,454)
Net expenses	$72,850	$51,350	$33,666

Interest expense and credit facility fees for the years ended December 31, 2017, 2016 and 2015 were comprised of the following:

	For the years ended December 31,
	2017	2016	2015
Interest expense	$24,510	$16,462	$9,582
Facility unused commitment fee	1,117	1,253	847
Amortization of deferred financing costs	745	1,213	945
Other fees	121	107	106
Total interest expense and credit facility fees	$26,493	$19,035	$11,480
Cash paid for interest expense	$22,519	$15,267	$8,083
The increase in interest expense for the year ended December 31, 2017 compared to the comparable period in 2016 was driven by increased drawings under the Facilities related to increased deployment of capital for investments. For the year ended December 31, 2017, the average interest rate increased to 3.32% from 2.81% for the comparable period in 2016, and average principal debt outstanding increased to $728,144 from $580,734 for the comparable period in 2016.
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
The increase in base management fees (and related waiver of base management fees, which terminated on September 30, 2017) and incentive fees related to pre-incentive fee net investment income for the year ended December 31, 2017 from the comparable period in 2016 and for the year ended December 31, 2016 from the comparable period in 2015 were driven by our deployment of capital and our increasing invested balance. For the years ended December 31, 2017, 2016 and 2015, base management fees were $19,327, $12,359 and $8,907, respectively (net of waiver of $5,927, $6,180 and $4,454, respectively); incentive fees related to pre-incentive fee net investment income were $21,084, $14,905 and $8,881, respectively, and there were no incentive fees related to realized capital gains. For the years ended December 31, 2017, 2016 and 2015, we recorded no accrued capital gains incentive fees based upon our cumulative net realized and unrealized appreciation (depreciation) as of December 31, 2017, 2016 and 2015, respectively. The accrual for any capital gains incentive fee under accounting principles generally accepted in the United States (“US GAAP”) in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. See Note 4 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for more information on our incentive and base management fees.

Professional fees include legal, rating agencies, audit, tax, valuation, technology and other professional fees incurred related to the management of us. Administrative service fees represent fees paid to the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including our allocable portion of the cost of certain of our executive officers and their respective staff. Other general and administrative expenses include insurance, filing, research, subscriptions and other costs. The increase in professional fees for the year ended December 31, 2017 from the comparable period in 2016 was driven by an increase in non-recurring professional fees related to the NFIC Acquisition.
Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) on Investments
During the years ended December 31, 2017, 2016 and 2015, we had realized gains on 15, 10, and 8, investments, respectively, totaling approximately $684, $864, and $1,622, respectively, which was offset by realized losses on 12, 14, and 6, investments, respectively, totaling approximately $12,376, $10,508, and $458, respectively. During the years ended December 31, 2017, 2016 and 2015, we had a change in unrealized appreciation on 64, 104, and 48 investments, respectively, totaling approximately $38,290, $41,130, and $8,597, respectively, which was offset by a change in unrealized depreciation on 71, 24, and 71 investments, respectively, totaling approximately $34,549, $21,298, and $26,612, respectively. In particular, effective January 31, 2017, TwentyEighty, Inc. (fka Miller Heiman, Inc.) completed a restructuring whereby the first lien debt held by us was converted into new term loans and equity. As a result, $10,943 of unrealized depreciation was reversed and we realized a loss of $7,738 on the investment during the year ended December 31, 2017.
Net realized gain (loss) and net change in unrealized appreciation (depreciation) by the type of investments for the years ended December 31, 2017, 2016 and 2015 were as follows:

	For the years ended December 31,
	2017	2016	2015
Net realized gain (loss) on investments	$(11,692)	$(9,644)	$1,164
Net change in unrealized appreciation (depreciation) on investments	3,741	19,832	(18,015)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	$(7,951)	$10,188	$(16,851)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) by the type of investments for the years ended December 31, 2017, 2016 and 2015 were as follows:

	For the years ended December 31,
	2017		2016		2015
Type	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)
First Lien Debt	$(8,240)	$(5,277)	$383	$46	$208	$(3,160)
Second Lien Debt	(360)	4,442	275	5,216	—	(2,925)
Structured Finance Obligations	(3,092)	4,023	(10,302)	11,105	956	(12,139)
Equity Investments	—	2,560	—	1,193	—	209
Investment Fund	—	(2,007)	—	2,272	—	—
Total	$(11,692)	$3,741	$(9,644)	$19,832	$1,164	$(18,015)
Net change in unrealized appreciation in our investments for the year ended December 31, 2017 compared to the comparable period in 2016 was primarily due to changes in various inputs utilized under our valuation methodology, including, but not limited to, market spreads, leverage multiples and borrower ratings, and the impact of exits. Net change in unrealized depreciation in our investments for the year ended December 31, 2016 compared to the comparable period in 2015 was primarily due to a widening spread environment during the last six months of the year.
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
Together with Credit Partners, we co-invest through Credit Fund. Investment opportunities for Credit Fund are sourced primarily by us and our affiliates. Portfolio and investment decisions with respect to Credit Fund must be unanimously approved by a quorum of Credit Fund’s investment committee consisting of an equal number of representatives of us and Credit Partners. Therefore, although we own more than 25% of the voting securities of Credit Fund, we do not believe that we have control over Credit Fund (other than for purposes of the Investment Company Act). Middle Market Credit Fund SPV, LLC (the “Credit Fund Sub”) and MMCF CLO 2017-1 LLC (the “2017-1 Issuer"), each a Delaware limited liability company, were formed on April 5, 2016 and October 6, 2017, respectively. Credit Fund Sub and 2017-1 Issuer are wholly owned subsidiaries of Credit Fund and are consolidated in Credit Fund’s consolidated financial statements commencing from the date of their respective formations. Credit Fund Sub and the 2017-1 Issuer primarily invest in first lien loans of middle market companies. Credit Fund and its wholly owned subsidiaries follow the same Internal Risk Rating system as us.
Credit Fund, we and Credit Partners entered into an administration agreement with CGCA, the administrative agent of Credit Fund (in such capacity, the “Administrative Agent”), pursuant to which the Administrative Agent is delegated certain administrative and non-discretionary functions, is authorized to enter into sub-administration agreements at our expense with the approval of the board of managers of Credit Fund, and is reimbursed by Credit Fund for its costs and expenses and Credit Fund’s allocable portion of overhead incurred by the Administrative Agent in performing its obligations thereunder.
Selected Financial Data
Since inception of Credit Fund and through December 31, 2017 and 2016, the Company and Credit Partners each made capital contributions of $1,000 in members’ equity and $86,500 and $35,000, respectively, in subordinated loans to Credit Fund. As of December 31, 2017 and 2016, Credit Fund had net borrowings of $85,750 and $62,384, respectively, in mezzanine loans under a revolving credit facility with the Company (the “Credit Fund Facility”). As of December 31, 2017 and 2016, Credit Fund had subordinated loans and members’ capital of $173,532 and $74,547, respectively. As of December 31, 2017 and 2016, the Company’s ownership interest in such subordinated loans and members’ capital was $86,766 and $37,273, respectively, and in such mezzanine loans was $85,750 and $62,384, respectively.
As of December 31, 2017 and 2016, Credit Fund held cash and cash equivalents totaling $19,502 and $6,103, respectively.
As of December 31, 2017 and 2016, Credit Fund had total investments at fair value of $984,773 and $437,829, respectively, which was comprised of first lien senior secured loans and second lien senior secured loans to 51 and 28 portfolio companies, respectively. As of December 31, 2017 and 2016, no loans in Credit Fund’s portfolio were on non-accrual status or contained PIK provisions. All investments in the portfolio were floating rate debt investments with interest rate floors. The portfolio companies in Credit Fund are U.S. middle market companies in industries similar to those in which the Company may invest directly. Additionally, as of December 31, 2017 and 2016, Credit Fund had commitments to fund various undrawn revolvers and delayed draw investments to its portfolio companies totaling $72,458 and $30,361, respectively.
Below is a summary of Credit Fund’s portfolio, followed by a listing of the loans in Credit Fund’s portfolio as of December 31, 2017 and 2016:

	As of December 31, 2017	As of December 31, 2016
Senior secured loans (1)	$993,380	$439,086
Weighted average yields of senior secured loans based on amortized cost (2)	6.80%	6.47%
Weighted average yields of senior secured loans based on fair value (2)	6.79%	6.41%
Number of portfolio companies in Credit Fund	51	28
Average amount per portfolio company (1)	$19,478	$15,682

(1)	At par/principal amount.

(2)
Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of December 31, 2017 and 2016. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.

Consolidated Schedule of Investments as of December 31, 2017
Investments (1)	Industry	Interest Rate	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
First Lien Debt (99.39% of fair value)
Acrisure, LLC (2)(3)(4)(11)	Banking, Finance, Insurance & Real Estate	L + 4.25% (1.00% Floor)	11/22/2023	$21,097	$21,055	$21,291
Advanced Instruments, LLC (2)(3)(4)(7)(10)(11)(13)	Healthcare & Pharmaceuticals	L + 5.25% (1.00% Floor)	10/31/2022	11,910	11,793	11,910
Alpha Packaging Holdings, Inc. (2)(3)(4)(13)	Containers, Packaging & Glass	L + 4.25% (1.00% Floor)	5/12/2020	16,860	16,812	16,860
AM Conservation Holding Corporation (2)(3)(4)(13)	Energy: Electricity	L + 4.50% (1.00% Floor)	10/31/2022	38,700	38,433	38,553
AMS Finco, S.A.R.L. (Alexander Mann Solutions) (United Kingdom) (2)(3)(4)(11)(13)	Business Services	L + 5.50% (1.00% Floor)	5/26/2024	24,875	24,646	24,875
Anaren, Inc. (2)(3)(4)	Telecommunications	L + 4.50% (1.00% Floor)	2/18/2021	9,993	9,971	9,993
AQA Acquisition Holding, Inc. (2)(3)(4)(7)(10)(13)	High Tech Industries	L + 4.50% (1.00% Floor)	5/24/2023	27,403	27,288	27,403
Big Ass Fans, LLC (2)(3)(4)(13)	Capital Equipment	L + 4.25% (1.00% Floor)	5/21/2024	8,000	7,964	8,010
Borchers, Inc. (2)(3)(4)(7)(10)(13)	Chemicals, Plastics & Rubber	L + 4.50% (1.00% Floor)	11/1/2024	15,748	15,694	15,665
Brooks Equipment Company, LLC (2)(3)(4)(13)	Construction & Building	L + 5.00% (1.00% Floor)	8/29/2020	7,061	7,045	7,061
DBI Holding LLC (2)(3)(4)(11)(13)	Transportation: Cargo	L + 5.25% (1.00% Floor)	8/1/2021	19,800	19,659	19,833
DecoPac, Inc. (2)(3)(4)(7)(10)(13)	Non-durable Consumer Goods	L + 4.25% (1.00% Floor)	9/29/2024	13,414	13,270	13,415
Dent Wizard International Corporation (2)(3)(4)(11)	Automotive	L + 4.75% (1.00% Floor)	4/7/2020	24,502	24,382	24,475
DTI Holdco, Inc. (2)(3)(4)(11)(13)	High Tech Industries	L + 5.25% (1.00% Floor)	9/30/2023	19,750	19,575	19,663
EIP Merger Sub, LLC (Evolve IP) (2)(3)(4)(8)(11)(13)	Telecommunications	L + 6.25% (1.00% Floor)	6/7/2022	22,663	22,127	22,153
EIP Merger Sub, LLC (Evolve IP) (2)(3)(9)(11)(13)	Telecommunications	L + 6.25% (1.00% Floor)	6/7/2022	1,500	1,462	1,470
Empower Payments Acquisitions, Inc. (2)(3)(4)(13)	Media: Advertising, Printing & Publishing	L + 5.50% (1.00% Floor)	11/30/2023	17,325	17,018	17,325
FCX Holdings Corp. (2)(3)(4)(11)	Capital Equipment	L + 4.50% (1.00% Floor)	8/4/2020	18,491	18,438	18,512
Golden West Packaging Group LLC (2)(3)(4)(11)(13)	Containers, Packaging & Glass	L + 5.25% (1.00% Floor)	6/20/2023	20,895	20,709	20,895
HMT Holding Inc. (2)(3)(4)(7)(10)(13)	Energy: Oil & Gas	L + 4.50% (1.00% Floor)	11/17/2023	35,062	34,387	34,709
J.S. Held LLC (2)(3)(4)(7)(10)(13)	Banking, Finance, Insurance & Real Estate	L + 5.50% (1.00% Floor)	9/27/2023	18,204	18,018	18,144
Jensen Hughes, Inc. (2)(3)(4)(7)(10)(11)(13)	Utilities: Electric	L + 5.00% (1.00% Floor)	12/4/2021	20,963	20,784	20,963
Kestra Financial, Inc. (2)(3)(4)(13)	Banking, Finance, Insurance & Real Estate	L + 5.25% (1.00% Floor)	6/24/2022	17,206	17,009	17,203
Mold-Rite Plastics, LLC (2)(3)(4)(11)	Chemicals, Plastics & Rubber	L + 4.50% (1.00% Floor)	12/14/2021	15,000	14,946	14,993
MSHC, Inc. (2)(3)(4)(13)	Construction & Building	L + 4.25% (1.00% Floor)	7/31/2023	10,000	9,957	10,032
North American Dental Management, LLC (2)(3)(4)(7)(10)(11)(13)	Healthcare & Pharmaceuticals	L + 5.00% (1.00% Floor)	7/7/2023	23,978	23,157	23,577
North Haven CA Holdings, Inc. (CoAdvantage) (2)(3)(4)(7)(10)(13)	Business Services	L + 4.50% (1.00% Floor)	10/2/2023	31,565	31,237	31,436
Odyssey Logistics & Technology Corporation (2)(3)(4)(11)(13)	Transportation: Cargo	L + 4.25% (1.00% Floor)	10/12/2024	20,000	19,906	19,998
PAI Holdco, Inc. (Parts Authority) (2)(3)(4)(7)(10)(11)(13)	Automotive	L + 4.75% (1.00% Floor)	12/30/2022	16,564	16,459	16,515
Paradigm Acquisition Corp. (2)(3)(4)(13)	Business Services	L + 4.25% (1.00% Floor)	10/12/2024	23,500	23,445	23,554
Pasternack Enterprises, Inc. (Infinite RF) (2)(3)(4)(11)	Capital Equipment	L + 5.00% (1.00% Floor)	5/27/2022	20,228	20,134	20,174
Premier Senior Marketing, LLC (2)(3)(4)(11)(13)	Banking, Finance, Insurance & Real Estate	L + 5.00% (1.00% Floor)	7/1/2022	11,675	11,606	11,628
PSI Services LLC (2)(3)(4)(7)(10)(11)(13)	Business Services	L + 5.00% (1.00% Floor)	1/20/2023	30,676	30,171	30,082
Q Holding Company (2)(3)(4)(13)	Automotive	L + 5.00% (1.00% Floor)	12/18/2021	17,277	17,227	17,277
QW Holding Corporation (Quala) (2)(3)(4)(7)(10)(11)(13)	Environmental Industries	L + 6.75% (1.00% Floor)	8/31/2022	11,453	10,879	10,933
Radiology Partners, Inc. (2)(3)(4)(7)(10)(12)	Healthcare & Pharmaceuticals	L + 5.75% (1.00% Floor)	12/4/2023	25,793	25,494	25,642
Restaurant Technologies, Inc. (2)(3)(4)(11)(13)	Retail	L + 4.75% (1.00% Floor)	11/23/2022	17,369	17,241	17,219
Sovos Brands Intermediate, Inc. (2)(3)(4)(7)(10)(13)	Beverage, Food & Tobacco	L + 4.50% (1.00% Floor)	7/18/2024	21,568	21,419	21,633
Superion (fka Ramundsen Public Sector, LLC) (2)(3)(4)(13)	Sovereign & Public Finance	L + 4.25% (1.00% Floor)	2/1/2024	3,970	3,955	4,000
Surgical Information Systems, LLC (2)(3)(4)(9)(11)(13)	High Tech Industries	L + 5.00% (1.00% Floor)	4/24/2023	30,000	29,728	30,075

Consolidated Schedule of Investments as of December 31, 2017
Investments (1)	Industry	Interest Rate	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
Systems Maintenance Services Holding, Inc. (2)(3)(4)(11)(13)	High Tech Industries	L + 5.00% (1.00% Floor)	10/28/2023	$24,255	$24,126	$20,617
T2 Systems Canada, Inc. (2)(3)(4)	Transportation: Consumer	L + 6.75% (1.00% Floor)	9/28/2022	2,673	2,617	2,634
T2 Systems, Inc. (2)(3)(4)(7)(10)(13)	Transportation: Consumer	L + 6.75% (1.00% Floor)	9/28/2022	15,929	15,577	15,679
Teaching Strategies, LLC (2)(3)(4)(7)(10)(11)(13)	Media: Advertising, Printing & Publishing	L + 4.75% (1.00% Floor)	2/27/2023	17,964	17,803	17,952
The Original Cakerie, Ltd. (Canada) (2)(3)(4)(7)(10)(11)	Beverage, Food & Tobacco	L + 5.00% (1.00% Floor)	7/20/2021	6,939	6,879	6,922
The Original Cakerie, Co. (Canada) (2)(3)(11)(13)	Beverage, Food & Tobacco	L + 5.50% (1.00% Floor)	7/20/2021	3,585	3,572	3,579
ThoughtWorks, Inc. (2)(3)(11)(13)	Business Services	L + 4.50% (1.00% Floor)	10/12/2024	8,000	7,980	8,032
U.S. Acute Care Solutions, LLC (2)(3)(4)(13)	Healthcare & Pharmaceuticals	L + 5.00% (1.00% Floor)	5/15/2021	32,030	31,808	31,537
U.S. TelePacific Holdings Corp. (2)(3)(4)(13)	Telecommunications	L + 5.00% (1.00% Floor)	5/2/2023	29,850	29,566	28,581
Valicor Environmental Services, LLC (2)(3)(4)(7)(10)(11)(13)	Environmental Industries	L + 5.00% (1.00% Floor)	6/1/2023	27,047	26,576	26,984
WIRB - Copernicus Group, Inc. (2)(3)(4)(13)	Healthcare & Pharmaceuticals	L + 5.00% (1.00% Floor)	8/12/2022	14,838	14,780	14,838
WRE Holding Corp. (2)(3)(4)(7)(10)(11)(13)	Environmental Industries	L + 4.75% (1.00% Floor)	1/3/2023	5,367	5,283	5,279
Zest Holdings, LLC (2)(3)(4)(11)	Durable Consumer Goods	L + 4.25% (1.00% Floor)	8/16/2023	19,152	19,107	19,272
Zywave, Inc. (2)(3)(4)(7)(10)(13)	High Tech Industries	L + 5.00% (1.00% Floor)	11/17/2022	17,663	17,508	17,663
First Lien Debt Total					$977,682	$978,718
Second Lien Debt (0.61% of fair value)
Paradigm Acquisition Corp. (2)(3)(12)(13)	Business Services	L + 8.50% (1.00% Floor)	10/12/2025	$4,800	$4,753	$4,792
Superion, LLC (fka Ramundsen Public Sector, LLC) (2)(3)(13)	Sovereign & Public Finance	L + 8.50% (1.00% Floor)	2/1/2025	200	198	202
Zywave, Inc. (2)(3)(13)	High Tech Industries	L + 9.00% (1.00% Floor)	11/17/2023	1,050	1,036	1,061
Second Lien Debt Total					$5,987	$6,055
Total Investments					$983,669	$984,773

(1)
Unless otherwise indicated, issuers of investments held by Credit Fund are domiciled in the United States. As of December 31, 2017, the geographical composition of investments as a percentage of fair value was 1.07% in Canada, 2.52% in the United Kingdom and 96.41% in the United States.

(2)
Variable rate loans to the portfolio companies bear interest at a rate that may be determined by reference to either LIBOR or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate (“P”)), which generally resets quarterly. For each such loan, Credit Fund has provided the interest rate in effect as of December 31, 2017. As of December 31, 2017, all of Credit Fund’s LIBOR loans were indexed to the 90-day LIBOR rate at 1.69%, except for those loans as indicated in Notes 11 and 12 below.

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

(6)
Fair value is determined in good faith by or under the direction of the board of managers of Credit Fund, pursuant to Credit Fund’s valuation policy, with the fair value of all investments determined using significant unobservable inputs which is substantially similar to the valuation policy of the Company provided in “—Critical Accounting Policies—Fair Value Measurements.”

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

(9)
In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, Credit Fund is entitled to receive additional interest as a result of an agreement among lenders as follows: EIP Merger Sub, LLC (Evolve IP) (3.97%) and Surgical Information Systems, LLC (1.01%). Pursuant to the agreement among lenders in respect of these loan, these investments represent a first lien/last out loan, which has a secondary priority behind the first lien/first out loan with respect to principal, interest and other payments.

(10)	As of December 31, 2017, Credit Fund had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

First Lien Debt – unfunded delayed draw and revolving term loans commitments	Type	Unused Fee	Par/ Principal Amount	Fair Value
Advanced Instruments, LLC	Revolver	0.50%	$1,333	$—
AQA Acquisition Holding, Inc.	Revolver	0.50%	2,459	—
Borchers, Inc.	Revolver	0.50%	1,935	(9)
DecoPac, Inc.	Revolver	0.50%	1,457	—
HMT Holding Inc.	Revolver	0.50%	4,938	(43)
Jensen Hughes, Inc.	Delayed Draw	1.00%	1,180	—
Jensen Hughes, Inc.	Revolver	0.50%	2,000	—
J.S. Held LLC	Delayed Draw	1.00%	2,253	(7)
North American Dental Management, LLC	Delayed Draw	1.00%	13,354	(134)
North American Dental Management, LLC	Revolver	0.50%	2,727	(27)
North Haven CA Holdings, Inc. (CoAdvantage)	Revolver	0.50%	3,362	(12)
PAI Holdco, Inc. (Parts Authority)	Delayed Draw	1.00%	3,286	(8)
PSI Services LLC	Revolver	0.50%	302	(6)
QW Holding Corporation (Quala)	Delayed Draw	1.00%	7,515	(171)
QW Holding Corporation (Quala)	Revolver	0.50%	3,849	(88)
Radiology Partners, Inc.	Delayed Draw	1.00%	2,483	(12)
Radiology Partners, Inc.	Revolver	0.50%	1,725	(9)
Sovos Brands Intermediate, Inc.	Revolver	0.50%	3,378	9
T2 Systems, Inc.	Revolver	0.50%	1,173	(17)
Teaching Strategies, LLC	Revolver	0.50%	1,900	(1)
The Original Cakerie, Ltd. (Canada)	Revolver	0.50%	1,665	(3)
Valicor Environmental Services, LLC	Revolver	0.50%	2,838	(6)
WRE Holding Corp.	Delayed Draw	1.04%	3,435	(32)
WRE Holding Corp.	Revolver	0.50%	748	(7)
Zywave, Inc.	Revolver	0.50%	1,163	—
Total unfunded commitments			$72,458	$(583)

(11)	As of December 31, 2017, this LIBOR loan was indexed to the 30-day LIBOR rate at 1.56%.

(12)	As of December 31, 2017, this LIBOR loan was indexed to the 180-day LIBOR rate at 1.84%.

(13)
Denotes that all or a portion of the assets are owned by the 2017-1 Issuer and secure the notes issued in connection with a $399,900 term debt securitization completed by Credit Fund on December 19, 2017 (the “2017-1 Debt Securitization”). Accordingly, such assets are not available to creditors of Credit Fund or Credit Fund Sub.

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

Below is certain summarized consolidated financial information for Credit Fund as of December 31, 2017 and 2016, respectively. Credit Fund commenced operations in May 2016.

	December 31, 2017	December 31, 2016
Selected Consolidated Balance Sheet Information
ASSETS
Investments, at fair value (amortized cost of $983,669 and $433,272, respectively)	$984,773	$437,829
Cash and other assets	26,441	11,326
Total assets	$1,011,214	$449,155
LIABILITIES AND MEMBERS’ EQUITY
Secured borrowings	$377,686	$248,540
2017-1 Notes payable, net of unamortized debt issuance costs of $2,051	348,938	—
Mezzanine loans	85,750	62,384
Other liabilities	25,308	63,684
Subordinated loans and members’ equity	173,532	74,547
Liabilities and members’ equity	$1,011,214	$449,155

	For the years ended
	December 31, 2017	December 31, 2016
Selected Consolidated Statement of Operations Information:
Total investment income	$49,504	$9,973
Expenses
Interest and credit facility expenses	29,191	5,410
Other expenses	3,493	1,266
Total expenses	32,684	6,676
Net investment income (loss)	16,820	3,297
Net realized gain (loss) on investments	17	41
Net change in unrealized appreciation (depreciation) on investments	(3,453)	4,557
Net increase (decrease) resulting from operations	$13,384	$7,895
Debt
Credit Fund Facility
On June 24, 2016, Credit Fund entered into the Credit Fund Facility with us pursuant to which Credit Fund may from time to time request mezzanine loans from us, which was subsequently amended on June 5, 2017, October 2, 2017 and November 3, 2017. The maximum principal amount of the Credit Fund Facility is $175,000. The maturity date of the Credit Fund Facility is June 22, 2018. Amounts borrowed under the Credit Fund Facility bear interest at a rate of LIBOR plus 9.00%.
During the year ended December 31, 2017 and 2016, there were mezzanine loan borrowings of $135,960 and $84,784, respectively, and repayments of $112,594 and $22,400 under the Credit Fund Facility. As of December 31, 2017 and 2016, there were $85,750 and $62,384 in mezzanine loans outstanding.
Credit Fund Sub Facility
On June 24, 2016, Credit Fund Sub closed on the Credit Fund Sub Facility with lenders, which was subsequently amended on May 31, 2017 and October 27, 2017. The Credit Fund Sub Facility provides for secured borrowings during the applicable revolving period up to an amount equal to $640,000. The facility is secured by a first lien security interest in substantially all of the portfolio investments held by Credit Fund Sub. The maturity date of the Credit Fund Sub Facility is May 22, 2023. Amounts borrowed under the Credit Fund Sub Facility bear interest at a rate of LIBOR plus 2.50%.
During the year ended December 31, 2017 and 2016, there were secured borrowings of $466,605 and $248,540, respectively, and repayments of $337,459 and $0, respectively, under the Credit Fund Sub Facility. As of December 31, 2017 and 2016, there was $377,686 and $248,540 in secured borrowings outstanding, respectively.

2017-1 Notes
On December 19, 2017, Credit Fund completed a $399,900 term debt securitization (the “2017-1 Debt Securitization”). The notes offered in the 2017-1 Debt Securitization (the “2017-1 Notes”) were issued by the 2017-1 Issuer, a wholly owned and consolidated subsidiary of Credit Fund, and are secured by a diversified portfolio of the 2017-1 Issuer consisting primarily of first and second lien senior secured loans. The 2017-1 Debt Securitization was executed through a private placement of the 2017-1 Notes, consisting of $231,700 of Aaa/AAA Class A-1 Notes, which bear interest at the three-month LIBOR plus 1.17%; $48,300 of Aa2/AA Class A-2 Notes, which bear interest at the three-month LIBOR plus 1.50%; $15,000 of A2/A Class B-1 Notes, which bear interest at the three-month LIBOR plus 2.25%; $9,000 of A2/A Class B-2 Notes which bear interest at 4.30%; $22,900 of Baa2/BBB Class C Notes which bear interest at the three-month LIBOR plus 3.20%; and $25,100 of Ba2/BB Class D Notes which bear interest at the three-month LIBOR plus 6.38%. The 2017-1 Notes are scheduled to mature on January 15, 2028. Credit Fund received 100% of the preferred interests issued by the 2017-1 Issuer (the “2017-1 Issuer Preferred Interests”) on the closing date of the 2017-1 Debt Securitization in exchange for Credit Fund's contribution to the 2017-1 Issuer of the initial closing date loan portfolio. The 2017-1 Issuer Preferred Interests do not bear interest and had a nominal value of $47,900 at closing.
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
We closed on March 21, 2014 on the Credit Facility, which was subsequently amended on January 8, 2015, May 25, 2016 and March 22, 2017. The maximum principal amount of the Credit Facility is $413,000, subject to availability under the Credit Facility, which is based on certain advance rates multiplied by the value of the Company’s portfolio investments (subject to certain concentration limitations) net of certain other indebtedness that the Company may incur in accordance with the terms of the Credit Facility. Proceeds of the Credit Facility may be used for general corporate purposes, including the funding of portfolio investments. Maximum capacity under the Credit Facility may be increased, subject to certain conditions, to $550,000 through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Credit Facility includes a $20,000 limit for swingline loans and a $5,000 limit for letters of credit. Subject to certain exceptions, the Credit Facility is secured by a first lien security interest in substantially all of the portfolio investments held by the Company. The Credit Facility includes customary covenants, including certain financial covenants related to asset coverage, shareholders’ equity and liquidity, certain limitations on the incurrence of additional indebtedness and liens, and other maintenance covenants, as well as usual and customary events of default for senior secured revolving credit facilities of this nature.
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

On June 26, 2015, we completed the 2015-1 Debt Securitization. The 2015-1 Notes were issued by Carlyle GMS Finance MM CLO 2015-1 LLC (the “2015-1 Issuer”), a wholly owned and consolidated subsidiary of us, and are secured by a diversified portfolio of the 2015-1 Issuer consisting primarily of first and second lien senior secured loans. The 2015-1 Debt Securitization was executed through a private placement of the 2015-1 Notes, consisting of $160,000 of Aaa/AAA Class A-1A Notes, which bear interest at the three-month London Interbank Offered Rate (“LIBOR”) plus 1.85%; $40,000 of Aaa/AAA Class A-1B Notes, which bear interest at the three-month LIBOR plus 1.75% for the first 24 months and the three-month LIBOR plus 2.05% thereafter; $27,000 of Aaa/AAA Class A-1C Notes, which bear interest at 3.75%; and $46,000 of Aa2 Class A-2 Notes which bear interest at the three-month LIBOR plus 2.70%. The 2015-1 Notes were issued at par and are scheduled to mature on July 15, 2027. We received 100% of the preferred interests issued by the 2015-1 Issuer (the “2015-1 Issuer Preferred Interests”) on the closing date of the 2015-1 Debt Securitization in exchange for our contribution to the 2015-1 Issuer of the initial closing date loan portfolio. The 2015-1 Issuer Preferred Interests do not bear interest and had a nominal value of $125,900 at closing. In connection with the contribution, we have made customary representations, warranties and covenants to the 2015-1 Issuer. The Class A-1A, Class A-1B and Class A-1C and Class A-2 Notes are included in the consolidated financial statements included in Part II, Item 8 of this Form 10-K. The 2015-1 Issuer Preferred Interests were eliminated in consolidation. For more information on the 2015-1 Notes, see Note 7 to the consolidated financial statements in Part II, Item 8 of this Form 10-K.
As of December 31, 2017 and 2016, we had $32,039 and $38,489, respectively, in cash and cash equivalents. The Facilities consisted of the following as of December 31, 2017 and 2016:

	December 31, 2017
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
SPV Credit Facility	$400,000	$287,393	$112,607	$27,147
Credit Facility	413,000	275,500	137,500	137,500
Total	$813,000	$562,893	$250,107	$164,647

	December 31, 2016
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
SPV Credit Facility	$400,000	$252,885	$147,115	$5,988
Credit Facility	220,000	169,000	51,000	51,000
Total	$620,000	$421,885	$198,115	$56,988

(1)	The unused portion is the amount upon which commitment fees are based.

(2)	Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
The following were the carrying values (before debt issuance costs) and fair values of our 2015-1 Notes disclosed but not carried at fair value as of December 31, 2017 and 2016.

	December 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Aaa/AAA Class A-1A Notes	$160,000	$160,064	$160,000	$160,072
Aaa/AAA Class A-1B Notes	40,000	40,020	40,000	39,960
Aaa/AAA Class A-1C Notes	27,000	27,014	27,000	26,951
Aa2 Class A-2 Notes	46,000	46,027	46,000	45,784
Total	$273,000	$273,125	$273,000	$272,767

Equity Activity
On June 9, 2017, in connection with the NFIC Acquisition, the Company issued 434,233 shares of common stock valued at approximately $8,046. See Note 14 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for additional information regarding the NFIC Acquisition.
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
Shares issued as of December 31, 2017 and 2016 were 62,207,603 and 41,702,318, respectively.
The following table summarizes activity in the number of shares of our common stock outstanding during the years ended December 31, 2017, 2016 and 2015:

	For the years ended December 31,
	2017	2016	2015
Shares outstanding, beginning of year	41,702,318	31,524,083	17,932,697
Common stock issued	20,146,561	10,162,898	13,584,508
Reinvestment of dividends	358,724	15,337	6,878
Shares outstanding, end of year	62,207,603	41,702,318	31,524,083
Contractual Obligations
A summary of our significant contractual payment obligations was as follows as of December 31, 2017 and 2016:

	SPV Credit Facility and Credit Facility		2015-1 Notes
Payment Due by Period	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Less than 1 Year	$—	$—	$—	$—
1-3 Years	—	—	—	—
3-5 Years	562,893	421,885	—	—
More than 5 Years	—	—	273,000	273,000
Total	$562,893	$421,885	$273,000	$273,000
As of December 31, 2017 and 2016, $287,393 and $252,885, respectively, of secured borrowings were outstanding under the SPV Credit Facility, $275,500 and $169,000, respectively, were outstanding under the Credit Facility, and $273,000 of 2015-1 Notes were outstanding. For the years ended December 31, 2017, 2016 and 2015, we incurred $24,510, $16,462 and $9,582, respectively, of interest expense and $1,117, $1,253 and $847, respectively, of unused commitment fees.
OFF BALANCE SHEET ARRANGEMENTS
In the ordinary course of our business, we enter into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in these consolidated financial statements as of December 31, 2017 and 2016, in Part II, Item 8 of this Form 10-K, for any such exposure.
We have in the past and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments.
We had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Principal Amount as of
	December 31, 2017	December 31, 2016
Unfunded delayed draw commitments	$39,383	$35,704
Unfunded revolving term loan commitments	78,991	24,063
Total unfunded commitments	$118,374	$59,767
Pursuant to an undertaking by us in connection with the 2015-1 Debt Securitization, we agreed to hold on an ongoing basis the 2015-1 Issuer Preferred Interests with an aggregate dollar purchase price at least equal to 5% of the aggregate outstanding amount of all collateral obligations by the 2015-1 Issuer for so long as any securities of the 2015-1 Issuer remains outstanding. As of December 31, 2017 and 2016, we were in compliance with this undertaking.
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
The following table summarizes the Company’s dividends declared during the two most recent fiscal years and the current fiscal year to date:

Date Declared	Record Date	Payment Date	Per Share Amount
2016
March 10, 2016	March 14, 2016	April 22, 2016	$0.40
June 8, 2016	June 8, 2016	July 22, 2016	$0.40
September 28, 2016	September 28, 2016	October 24, 2016	$0.40
December 29, 2016	December 29, 2016	January 24, 2017	$0.41
December 29, 2016	December 29, 2016	January 24, 2017	$0.07	(1)
Total			$1.68
2017
March 20, 2017	March 20, 2017	April 24, 2017	$0.41
June 20, 2017	June 30, 2017	July 18, 2017	$0.37
August 7, 2017	September 29, 2017	October 18, 2017	$0.37
November 7, 2017	December 29, 2017	January 17, 2018	$0.37
December 13, 2017	December 29, 2017	January 17, 2018	$0.12	(1)
Total			$1.64
2018
February 26, 2018	March 29, 2018	April 17, 2018	$0.37

(1)	Represents a special dividend.
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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of December 31, 2017 and 2016.
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
The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Consolidated Statements of Operations included in Part II, Item 8 of this Form 10-K.
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

The fee waiver terminated when the IPO had been consummated. As previously disclosed, in connection with the IPO, the Investment Adviser has agreed to continue the fee waiver until the completion of the first full quarter after the consummation of the IPO. As a result, beginning October 1, 2017, the base management fee is calculated at an annual rate of 1.50% of the Company’s gross assets, excluding cash and cash equivalents.
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
The initial term of the Administration Agreement was two years from April 3, 2013 and, unless terminated earlier, the Administration Agreement will renew automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (i) the vote of the Board of Directors or by a majority vote of the outstanding voting securities of the Company and (ii) the vote of a majority of the Company’s Independent Directors. On March 20, 2017, the Company’s Board of Directors, including a majority of the Independent Directors, approved the continuance of the Administration Agreement for a one year period. The Administration Agreement may not be assigned by a party without the consent of the other party and may be terminated by either party without penalty upon at least 60 days’ written notice to the other party.
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
Interest Rate Risk
As of December 31, 2017, on a fair value basis, approximately 1% of our debt investments bear interest at a fixed rate and approximately 99% of our debt investments bear interest at a floating rate, which primarily are subject to interest rate floors. Interest rates on the investments held within our portfolio of investments are typically based on floating LIBOR, with many of these investments also having a LIBOR floor. Additionally, our Facilities are also subject to floating interest rates and are currently paid based on floating LIBOR rates.
Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our income in the future.
The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. Interest income is calculated as revenue from interest generated from our settled portfolio of debt investments held as of December 31, 2017 and 2016, excluding structured finance obligations and Credit Fund. These hypothetical calculations are based on a model of the settled debt investments in our portfolio, excluding structured finance obligations and Credit Fund, held as of December 31, 2017 and 2016, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. Interest expense is calculated based on outstanding secured borrowings and 2015-1 Notes as of December 31, 2017 and 2016 and based on the terms of our Facilities and 2015-1 Notes. Interest expense on our Facilities and 2015-1 Notes is calculated using the interest rate as of December 31, 2017 and 2016, adjusted for the hypothetical changes in rates, as shown below. We intend to continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may impact significantly our net interest income.

We regularly measure exposure to interest rate risk. We assess interest rate risk and manage interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.
Based on our Consolidated Statements of Assets and Liabilities as of December 31, 2017 and 2016, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled debt investments

(considering interest rate floors for variable rate instruments), excluding structured finance obligations and Credit Fund, and outstanding secured borrowings and 2015-1 Notes assuming no changes in our investment and borrowing structure:

	As of December 31, 2017			As of December 31, 2016
Basis Point Change	Interest Income	Interest Expense	Net Investment Income	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$52,780	$(24,325)	$28,455	$40,324	$(20,037)	$20,287
Up 200 basis points	$35,187	$(16,217)	$18,970	$26,848	$(13,358)	$13,490
Up 100 basis points	$17,593	$(8,108)	$9,485	$13,372	$(6,679)	$6,693
Down 100 basis points	$(9,663)	$8,108	$(1,555)	$(132)	$6,282	$6,150
Down 200 basis points	$(9,850)	$13,380	$3,530	$(132)	$6,282	$6,150
Down 300 basis points	$(10,038)	$13,380	$3,342	$(132)	$6,282	$6,150

Item 8. Financial Statements and Supplementary Data
TCG BDC, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
TCG BDC, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities of TCG BDC, Inc. (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, cash flows and changes in net assets for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2012.

New York, NY
February 27, 2018

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
TCG BDC, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the TCG BDC, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). In our opinion, TCG BDC, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated statements of assets and liabilities of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, cash flows and changes in net assets for each of the three years in the period ended December 31, 2017, and the related notes and our report dated February 27, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

New York, NY
February 27, 2018

TCG BDC, INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollar amounts in thousands, except per share data)

	December 31, 2017	December 31, 2016
ASSETS
Investments, at fair value
Investments—non-controlled/non-affiliated, at fair value (amortized cost of $1,782,488 and $1,332,596, respectively)	$1,779,584	$1,323,102
Investments—non-controlled/affiliated, at fair value (amortized cost of $16,273 and $0, respectively)	15,431	—
Investments—controlled/affiliated, at fair value (amortized cost of $172,251 and $97,385, respectively)	172,516	99,657
Total investments, at fair value (amortized cost of $1,971,012 and $1,429,981, respectively)	1,967,531	1,422,759
Cash and cash equivalents	32,039	38,489
Receivable for investment sold	7,022	19,750
Deferred financing costs	3,626	3,308
Interest receivable from non-controlled/non-affiliated investments	5,066	3,407
Interest receivable from non-controlled/affiliated investments	42	—
Interest and dividend receivable from controlled/affiliated investments	5,981	2,400
Prepaid expenses and other assets	76	42
Total assets	$2,021,383	$1,490,155
LIABILITIES
Secured borrowings (Note 6)	$562,893	$421,885
2015-1 Notes payable, net of unamortized debt issuance costs of $1,947 and $2,151, respectively (Note 7)	271,053	270,849
Payable for investments purchased	9,469	—
Due to Investment Adviser	69	215
Interest and credit facility fees payable (Notes 6 and 7)	5,353	3,599
Base management and incentive fees payable (Note 4)	13,098	8,157
Dividend payable (Note 9)	30,481	20,018
Administrative service fees payable (Note 4)	95	137
Other accrued expenses and liabilities	1,568	1,158
Total liabilities	894,079	726,018
Commitments and contingencies (Notes 8 and 11)
NET ASSETS
Common stock, $0.01 par value; 200,000,000 shares authorized; 62,207,603 shares and 41,702,318 shares, respectively, issued and outstanding	622	417
Paid-in capital in excess of par value	1,172,807	799,580
Offering costs	(1,618)	(74)
Accumulated net investment income (loss), net of cumulative dividends of $222,254 and $129,065, respectively	2,522	(3,207)
Accumulated net realized gain (loss)	(43,548)	(25,357)
Accumulated net unrealized appreciation (depreciation)	(3,481)	(7,222)
Total net assets	$1,127,304	$764,137
NET ASSETS PER SHARE	$18.12	$18.32

The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollar amounts in thousands, except per share data)

	For the years ended December 31,
	2017	2016	2015
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$133,807	$101,196	$68,356
Other income	10,526	6,635	834
Total investment income from non-controlled/non-affiliated investments	144,333	107,831	69,190
From non-controlled/affiliated investments:
Interest income	1,215	—	—
Total investment income from non-controlled/affiliated investments	1,215	—	—
From controlled/affiliated investments:
Interest income	10,753	1,465	—
Dividend income	8,700	1,675	—
Total investment income from controlled/affiliated investments	19,453	3,140	—
Total investment income	165,001	110,971	69,190
Expenses:
Base management fees (Note 4)	25,254	18,539	13,361
Incentive fees (Note 4)	21,084	14,905	8,881
Professional fees	2,895	2,103	1,845
Administrative service fees (Note 4)	661	703	595
Interest expense (Notes 6 and 7)	24,510	16,462	9,582
Credit facility fees (Note 6)	1,983	2,573	1,898
Directors’ fees and expenses	443	553	419
Other general and administrative	1,683	1,616	1,539
Total expenses	78,513	57,454	38,120
Waiver of base management fees (Note 4)	5,927	6,180	4,454
Net expenses	72,586	51,274	33,666
Net investment income (loss) before taxes	92,415	59,697	35,524
Excise tax expense	264	76	—
Net investment income (loss)	92,151	59,621	35,524
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments:
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	(11,692)	(9,644)	1,164
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	6,590	17,560	(18,015)
Non-controlled/affiliated investments	(842)	—	—
Controlled/affiliated investments	(2,007)	2,272	—
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	(7,951)	10,188	(16,851)
Net increase (decrease) in net assets resulting from operations	$84,200	$69,809	$18,673
Basic and diluted earnings per common share (Note 9)	$1.59	$1.93	$0.75
Weighted-average shares of common stock outstanding—Basic and Diluted (Note 9)	52,997,450	36,152,390	24,830,200
Dividends declared per common share (Note 9)	$1.64	$1.68	$1.74

The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollar amounts in thousands)

	For the years ended December 31,
	2017	2016	2015
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$92,151	$59,621	$35,524
Net realized gain (loss) on investments	(11,692)	(9,644)	1,164
Net change in unrealized appreciation (depreciation) on investments	3,741	19,832	(18,015)
Net increase (decrease) in net assets resulting from operations	84,200	69,809	18,673
Capital transactions:
Common stock issued, net of offering and underwriting costs	365,475	185,537	262,354
Reinvestment of dividends	6,681	279	131
Dividends declared (Note 12)	(93,189)	(63,214)	(47,689)
Net increase (decrease) in net assets resulting from capital share transactions	278,967	122,602	214,796
Net increase (decrease) in net assets	363,167	192,411	233,469
Net assets at beginning of year	764,137	571,726	338,257
Net assets at end of year	$1,127,304	$764,137	$571,726

The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollar amounts in thousands)

	For the years ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$84,200	$69,809	$18,673
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	949	1,417	1,051
Net accretion of discount on investments	(11,747)	(5,605)	(3,035)
Paid-in-kind interest	(1,057)	—	—
Net realized (gain) loss on investments	11,692	9,644	(1,164)
Net change in unrealized (appreciation) depreciation on investments	(3,741)	(19,832)	18,015
Cost of investments purchased and change in payable for investments purchased	(1,280,124)	(755,654)	(653,154)
Proceeds from sales and repayments of investments and change in receivable for investments sold	812,576	383,591	228,004
Changes in operating assets:
Interest receivable	(3,767)	(1,203)	1,233
Dividend receivable	(1,515)	(1,325)	—
Prepaid expenses and other assets	(34)	344	(229)
Changes in operating liabilities:
Due to Investment Adviser	(146)	26	148
Interest and credit facility fees payable	1,754	1,022	1,384
Base management and incentive fees payable	4,941	2,880	(1,042)
Administrative service fees payable	(42)	40	6
Other accrued expenses and liabilities	410	233	165
Net cash provided by (used in) operating activities	(385,651)	(314,613)	(389,945)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering and underwriting costs	357,429	185,537	262,354
Borrowings on SPV Credit Facility and Credit Facility	816,216	566,351	402,200
Repayments of SPV Credit Facility and Credit Facility	(675,208)	(378,779)	(476,328)
Repayments of debt assumed from NFIC Acquisition	(42,128)	—	—
Proceeds from issuance of 2015-1 Notes	—	—	273,000
Debt issuance costs paid	(1,063)	(643)	(2,648)
Dividends paid in cash	(76,045)	(61,201)	(35,550)
Net cash provided by (used in) financing activities	379,201	311,265	423,028
Net increase (decrease) in cash and cash equivalents	(6,450)	(3,348)	33,083
Cash and cash equivalents, beginning of year	38,489	41,837	8,754
Cash and cash equivalents, end of year	$32,039	$38,489	$41,837
Supplemental disclosures:
Offering expenses and debt issuance costs due	$—	$—	$1
Interest paid during the year	$22,519	$15,267	$8,083
Taxes, including excise tax, paid during year	$179	$79	$50
Dividends declared during the year	$93,189	$63,214	$47,689
Reinvestment of dividends	$6,681	$279	$131
Cost of investments received in the NFIC Acquisition from shares issued (Note 13)	$(8,046)	$—	$—
Shares issued in consideration of NFIC Acquisition (Note 13)	$8,046	$—	$—
Debt assumed from NFIC Acquisition (Note 13)	$42,128	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2017
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)	Industry	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value(7)	Percentage of Net Assets
First Lien Debt (77.04%)
Access CIG, LLC (2)(3)(4)(13)(16)	Business Services	L + 5.00% (1.00% Floor)	10/17/2021	$18,149	$18,054	$18,263	1.62%
Achilles Acquisition LLC (2)(3)(4)(5)(13)(15)	Banking, Finance, Insurance & Real Estate	L + 6.00% (1.00% Floor)	6/6/2023	40,910	39,931	40,523	3.59
Advanced Instruments, LLC (2)(3)(4)(5)(13)(15)(16)	Healthcare & Pharmaceuticals	L + 5.25% (1.00% Floor)	10/31/2022	10,421	10,227	10,421	0.92
Alpha Packaging Holdings, Inc. (2)(3)(4)(13)	Containers, Packaging & Glass	L + 4.25% (1.00% Floor)	5/12/2020	2,896	2,894	2,896	0.26
AMS Group HoldCo, LLC (2)(3)(4)(5)(13)(15)	Transportation: Cargo	L + 6.00% (1.00% Floor)	9/29/2023	29,925	29,254	29,925	2.65
Anaren, Inc. (2)(3)(4)(13)	Telecommunications	L + 4.50% (1.00% Floor)	2/18/2021	3,802	3,789	3,809	0.34
Audax AAMP Holdings, Inc. (2)(3)(5)	Durable Consumer Goods	L + 7.50% (1.00% Floor)	1/31/2018	12,487	12,459	12,362	1.10
BeyondTrust Software, Inc. (2)(3)(4)(5)(13)	Software	L + 6.25% (1.00% Floor)	11/21/2023	17,000	16,758	16,910	1.50
Brooks Equipment Company, LLC (2)(3)(4)(13)	Construction & Building	L + 5.00% (1.00% Floor)	8/29/2020	2,546	2,535	2,546	0.23
Capstone Logistics Acquisition, Inc. (2)(3)(4)(13)(16)	Transportation: Cargo	L + 4.50% (1.00% Floor)	10/7/2021	19,198	19,081	18,895	1.68
Captive Resources Midco, LLC (2)(3)(4)(5)(13)(15)(16)	Banking, Finance, Insurance & Real Estate	L + 6.00% (1.00% Floor)	12/18/2021	30,900	30,635	30,783	2.73
Central Security Group, Inc. (2)(3)(4)(13)(16)	Consumer Services	L + 5.63% (1.00% Floor)	10/6/2021	39,007	38,668	38,941	3.45
CIP Revolution Holdings, LLC (2)(3)(4)(5)(13)(15)	Media: Advertising, Printing & Publishing	L + 6.00% (1.00% Floor)	8/19/2021	19,048	18,917	18,993	1.68
Colony Hardware Corporation (2)(3)(4)(13)	Construction & Building	L + 6.00% (1.00% Floor)	10/23/2021	22,071	21,838	22,049	1.96
Continuum Managed Services Holdco, LLC (2)(3)(4)(5)(13)(15)(16)	High Tech Industries	L + 8.75% (1.00% Floor)	6/8/2023	22,885	22,208	23,237	2.06
Dade Paper & Bag, LLC (2)(3)(4)(5)(16)	Forest Products & Paper	L + 7.50% (1.00% Floor)	6/10/2024	49,750	48,822	49,884	4.42
Datto, Inc. (2)(3)(5)(15)(16)	High Tech Industries	L + 8.00% (1.00% Floor)	12/7/2022	35,622	35,082	35,818	3.18
Dent Wizard International Corporation (2)(3)(4)(16)	Automotive	L + 4.75% (1.00% Floor)	4/7/2020	895	893	894	0.08
Derm Growth Partners III, LLC (Dermatology Associates) (2)(3)(4)(5)(13)(15)	Healthcare & Pharmaceuticals	L + 6.50% (1.00% Floor)	5/31/2022	50,658	50,104	50,441	4.47
DermaRite Industries, LLC (2)(3)(5)(13)(15)(16)	Healthcare & Pharmaceuticals	L + 7.00% (1.00% Floor)	3/3/2022	20,003	19,729	19,850	1.76
Dimensional Dental Management, LLC (2)(3)(5)(12)(15)(16)	Healthcare & Pharmaceuticals	L + 6.75% (1.00% Floor)	2/12/2021	33,674	33,038	33,514	2.97
Direct Travel, Inc. (2)(3)(4)(5)(13)(15)	Hotel, Gaming & Leisure	L + 6.50% (1.00% Floor)	12/1/2021	29,623	29,136	29,708	2.64
EIP Merger Sub, LLC (Evolve IP) (2)(3)(5)(12)(13)(16)	Telecommunications	L + 6.25% (1.00% Floor)	6/7/2021	27,284	26,618	26,738	2.37
Emergency Communications Network, LLC (2)(3)(4)(5)(13)(16)	Telecommunications	L + 6.25% (1.00% Floor)	6/1/2023	24,875	24,669	24,850	2.20

Investments—non-controlled/non-affiliated (1)	Industry	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value(7)	Percentage of Net Assets
First Lien Debt (77.04%) (continued)
EP Minerals, LLC (2)(3)(4)(13)	Metals & Mining	L + 4.50% (1.00% Floor)	8/20/2020	$7,920	$7,901	$7,931	0.70%
FCX Holdings Corp. (2)(3)(4)(13)(16)	Capital Equipment	L + 4.50% (1.00% Floor)	8/4/2020	3,820	3,823	3,824	0.34
Frontline Technologies Holdings, LLC (2)(3)(5)(15)	Software	L + 6.50% (1.00% Floor)	9/18/2023	39,197	38,757	39,159	3.47
FWR Holding Corporation (2)(3)(4)(5)(13)(15)	Beverage, Food & Tobacco	L + 6.00% (1.00% Floor)	8/21/2023	36,692	35,525	36,098	3.20
Global Franchise Group, LLC (2)(3)(4)(5)(13)(15)	Beverage, Food & Tobacco	L + 5.75% (1.00% Floor)	12/18/2019	14,468	14,345	14,468	1.28
Global Software, LLC(2)(3)(4)(13)(16)	High Tech Industries	L + 5.25% (1.00% Floor)	5/2/2022	20,800	20,501	20,774	1.84
Green Energy Partners/Stonewall LLC(2)(3)(4)(13)	Energy: Electricity	L + 5.50% (1.00% Floor)	11/13/2021	19,950	19,621	19,334	1.71
Hummel Station LLC (2)(3)(5)(13)(16)	Energy: Electricity	L + 6.00% (1.00% Floor)	10/27/2022	15,000	14,375	13,905	1.23
Hydrofarm, LLC (2)(5)(13)(16)	Wholesale	L + 7.00%	5/12/2022	18,763	18,640	18,241	1.62
Indra Holdings Corp. (Totes Isotoner) (2)(3)(5)(13)	Non-durable Consumer Goods	L + 4.25% (1.00% Floor)	5/1/2021	18,965	17,224	11,222	1.00
Legacy.com Inc. (2)(3)(5)(12)	High Tech Industries	L + 6.00% (1.00% Floor)	3/20/2023	17,000	16,653	17,558	1.56
Metrogistics LLC (2)(3)(4)(13)	Transportation: Cargo	L + 6.50% (1.00% Floor)	9/30/2022	17,978	17,774	17,921	1.59
Moxie Liberty LLC (2)(3)(5)(13)	Energy: Electricity	L + 6.50% (1.00% Floor)	8/21/2020	9,975	9,008	9,148	0.81
National Technical Systems, Inc. (2)(3)(4)(5)(13)(15)(16)	Aerospace & Defense	L + 6.25% (1.00% Floor)	6/12/2021	26,351	26,072	24,817	2.20
NES Global Talent Finance US LLC (United Kingdom) (2)(3)(4)(8)(13)	Energy: Oil & Gas	L + 5.50% (1.00% Floor)	10/3/2019	13,600	13,439	13,369	1.19
NMI AcquisitionCo, Inc. (2)(3)(4)(5)(15)	High Tech Industries	L + 6.75% (1.00% Floor)	9/6/2022	51,091	50,112	50,944	4.52
OnCourse Learning Corporation (2)(3)(4)(5)(13)(15)	Consumer Services	L + 6.50% (1.00% Floor)	9/12/2021	35,905	35,513	35,740	3.17
Payment Alliance International, Inc. (2)(3)(5)(12)(16)	Business Services	L + 6.05% (1.00% Floor)	9/15/2021	26,544	25,983	26,464	2.35
Pelican Products, Inc. (2)(3)(4)(13)	Containers, Packaging & Glass	L + 4.25% (1.00% Floor)	4/11/2020	3,585	3,589	3,581	0.32
Plano Molding Company, LLC(2)(3)(4)(5)(16)	Hotel, Gaming & Leisure	L + 7.50% (1.00% Floor)	5/12/2021	19,523	19,263	16,934	1.50
PMG Acquisition Corporation (2)(3)(4)(5)(13)(15)	Healthcare & Pharmaceuticals	L + 6.25% (1.00% Floor)	5/22/2022	27,025	26,649	27,161	2.41
PPT Management Holdings, LLC(2)(3)(4)(5)(13)	Healthcare & Pharmaceuticals	L + 6.00% (1.00% Floor)	12/16/2022	24,750	24,572	23,443	2.08
Prime Risk Partners, Inc. (2)(3)(5)(15)	Banking, Finance, Insurance & Real Estate	L + 5.75% (1.00% Floor)	8/13/2023	1,639	1,594	1,650	0.15
Prime Risk Partners, Inc. (2)(3)(5)(12)(15)	Banking, Finance, Insurance & Real Estate	L + 5.75% (1.00% Floor)	8/13/2023	20,521	19,959	21,032	1.87
Product Quest Manufacturing, LLC(2)(3)(5)(10)(12)	Containers, Packaging & Glass	L + 6.75% (1.00% Floor)	9/9/2020	33,000	32,270	19,487	1.73
Product Quest Manufacturing, LLC (2)(3)(5)(15)(16)	Containers, Packaging & Glass	L + 6.75% (3.25% Floor)	3/31/2019	2,729	2,729	2,729	0.24

Investments—non-controlled/non-affiliated (1)	Industry	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value(7)	Percentage of Net Assets
First Lien Debt (77.04%) (continued)
Prowler Acquisition Corp. (Pipeline Supply and Service, LLC) (2)(3)(4)(13)	Wholesale	L + 4.50% (1.00% Floor)	1/28/2020	$14,910	$14,285	$14,133	1.25%
QW Holding Corporation (Quala) (2)(3)(4)(5)(13)	Environmental Industries	L + 6.75% (1.00% Floor)	8/31/2022	36,549	35,772	35,715	3.17
Reliant Pro Rehab, LLC (2)(3)(5)(12)	Healthcare & Pharmaceuticals	L + 10.00% (1.00% Floor)	12/28/2018	24,563	24,544	24,563	2.18
Smile Doctors, LLC (2)(3)(5)(13)(15)	Healthcare & Pharmaceuticals	L + 5.75% (1.00% Floor)	10/6/2022	9,059	8,930	9,011	0.80
SolAero Technologies Corp.(2)(3)(4)(5)(16)	Telecommunications	L + 5.25% (1.00% Floor)	12/10/2020	24,828	24,221	23,416	2.08
Superior Health Linens, LLC (2)(3)(4)(5)(13)(15)(16)	Business Services	L + 6.50% (1.00% Floor)	9/30/2021	21,061	20,788	21,026	1.87
Surgical Information Systems, LLC (2)(3)(4)(5)(12)(13)(16)	High Tech Industries	L + 5.00% (1.00% Floor)	4/24/2023	30,000	29,728	30,075	2.67
T2 Systems Canada, Inc.(2)(3)(4)(16)	Transportation: Consumer	L + 6.75% (1.00% Floor)	9/28/2022	4,009	3,926	3,950	0.35
T2 Systems, Inc. (2)(3)(4)(5)(13)(15)(16)	Transportation: Consumer	L + 6.75% (1.00% Floor)	9/28/2022	32,649	31,956	32,146	2.85
The Hilb Group, LLC (2)(3)(5)(12)(15)	Banking, Finance, Insurance & Real Estate	L + 6.00% (1.00% Floor)	6/24/2021	38,622	38,132	38,204	3.39
The SI Organization, Inc.(2)(3)(4)(5)(13)	Aerospace & Defense	L + 4.75% (1.00% Floor)	11/23/2019	14,300	14,310	14,419	1.28
The Topps Company, Inc. (2)(3)(4)(13)	Non-durable Consumer Goods	L + 6.00% (1.25% Floor)	10/2/2020	23,130	22,970	22,991	2.04
TruckPro, LLC (2)(3)(4)(13)	Automotive	L + 5.00% (1.00% Floor)	8/6/2018	8,860	8,850	8,831	0.78
Tweddle Group, Inc. (2)(3)(4)(13)	Media: Advertising, Printing & Publishing	L + 6.00% (1.00% Floor)	10/24/2022	7,356	7,266	7,264	0.64
Vetcor Professional Practices, LLC (2)(3)(4)(5)(13)(15)	Consumer Services	L + 6.25% (1.00% Floor)	4/20/2021	38,868	38,502	38,725	3.43
Vistage Worldwide, Inc. (2)(3)(4)(13)(16)	Business Services	L + 5.50% (1.00% Floor)	8/19/2021	32,916	32,753	32,916	2.92
VRC Companies, LLC (2)(3)(4)(5)(13)(15)(16)	Business Services	L + 6.50% (1.00% Floor)	3/31/2023	38,600	37,873	38,541	3.42
W/S Packaging Group Inc. (2)(3)(4)(16)	Containers, Packaging & Glass	L + 5.00% (1.00% Floor)	8/9/2019	4,004	3,887	3,789	0.34
Watchfire Enterprises, Inc. (2)(3)(13)	Media: Advertising, Printing & Publishing	L + 4.25% (1.00% Floor)	10/2/2020	1,362	1,351	1,362	0.12
Winchester Electronics Corporation (2)(3)(4)(5)(13)	Capital Equipment	L + 6.50% (1.00% Floor)	6/30/2022	36,547	36,292	36,933	3.28
Zenith Merger Sub, Inc. (2)(3)(4)(5)(13)(15)	Business Services	L + 5.50% (1.00% Floor)	12/12/2023	15,290	15,069	15,198	1.35
Zest Holdings, LLC (2)(3)(4)(13)(16)	Durable Consumer Goods	L + 4.25% (1.00% Floor)	8/16/2023	3,431	3,423	3,453	0.31
First Lien Debt Total					$1,526,058	$1,515,845	134.46%

Second Lien Debt (12.51%)
AIM Group USA Inc. (2)(3)(4)(5)(13)	Aerospace & Defense	L + 9.00% (1.00% Floor)	8/2/2022	$23,000	$22,737	$23,230	2.06%
AmeriLife Group, LLC (2)(3)(5)(13)(16)	Banking, Finance, Insurance & Real Estate	L + 8.75% (1.00% Floor)	1/10/2023	22,000	21,647	21,817	1.94

Investments—non-controlled/non-affiliated (1)	Industry	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value(7)	Percentage of Net Assets
Second Lien Debt (12.51%) (continued)
Argon Medical Devices, Inc.(2)(3)(4)(5)(16)	Healthcare & Pharmaceuticals	L + 9.50% (1.00% Floor)	6/23/2022	$25,000	$24,447	$25,000	2.22%
Argon Medical Devices Holdings, Inc.(2)(3)(5)(16)	Healthcare & Pharmaceuticals	L + 8.00% (1.00% Floor)	1/23/2026	7,500	7,465	7,515	0.67
Berlin Packaging L.L.C. (2)(3)(13)(16)	Containers, Packaging & Glass	L + 6.75% (1.00% Floor)	10/1/2022	1,146	1,140	1,153	0.10
Confie Seguros Holding II Co.(2)(3)(5)(13)	Banking, Finance, Insurance & Real Estate	L + 9.50% (1.25% Floor)	5/8/2019	9,000	8,959	8,715	0.77
Drew Marine Group Inc.(2)(3)(4)(5)(13)(16)	Chemicals, Plastics & Rubber	L + 7.00% (1.00% Floor)	5/19/2021	12,500	12,484	12,456	1.10
Genex Holdings, Inc. (2)(3)(5)(16)	Banking, Finance, Insurance & Real Estate	L + 7.75% (1.00% Floor)	5/30/2022	8,990	8,915	8,924	0.79
Paradigm Acquisition Corp. (2)(3)(5)(17)	Business Services	L + 8.50% (1.00% Floor)	10/12/2025	9,600	9,507	9,584	0.85
Pathway Partners Vet Management Company LLC (2)(3)(5)(15)(16)	Consumer Services	L + 8.00% (1.00% Floor)	10/10/2025	7,751	7,644	7,741	0.69
Pexco LLC (2)(3)(5)(16)	Chemicals, Plastics & Rubber	L + 8.00% (1.00% Floor)	5/8/2025	20,000	19,818	20,362	1.81
Prowler Acquisition Corp. (Pipeline Supply and Service, LLC) (2)(3)(5)	Wholesale	L + 8.50% (1.00% Floor)	7/28/2020	3,000	2,967	2,485	0.22
Q International Courier, LLC (2)(3)(5)(16)	Transportation: Cargo	L + 8.25% (1.00% Floor)	9/19/2025	18,750	18,384	18,621	1.65
Reladyne, Inc. (2)(3)(4)(13)	Wholesale	L + 9.50% (1.00% Floor)	1/21/2023	5,000	4,884	4,929	0.44
Rough Country, LLC (2)(3)(5)(13)(16)	Durable Consumer Goods	L + 8.50% (1.00% Floor)	11/25/2023	42,500	41,311	42,802	3.80
Santa Cruz Holdco, Inc. (2)(3)(5)	Non-durable Consumer Goods	L + 8.25% (1.00% Floor)	12/13/2024	17,138	16,967	17,079	1.51
Superion, LLC (fka Ramundsen Public Sector, LLC) (2)(3)(13)	Sovereign & Public Finance	L + 8.50% (1.00% Floor)	1/31/2025	1,800	1,784	1,820	0.16
Watchfire Enterprises, Inc.(2)(3)(5)	Media: Advertising, Printing & Publishing	L + 8.00% (1.00% Floor)	10/2/2021	7,000	6,941	7,000	0.62
Zywave, Inc. (2)(3)(5)	High Tech Industries	L + 9.00% (1.00% Floor)	11/17/2023	4,950	4,886	5,000	0.44
Second Lien Debt Total					$242,887	$246,233	21.84%

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2017
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)	Industry	Shares/ Units	Cost	Fair Value(7)	Percentage of Net Assets
Equity Investments (0.89%) (5)
CIP Revolution Holdings, LLC	Media: Advertising, Printing & Publishing	30,000	$300	$369	0.03%
Dade Paper & Bag, LLC	Forest Products & Paper	1,500,000	1,500	2,140	0.19
DecoPac, Inc.	Non-durable Consumer Goods	1,500,000	1,500	1,500	0.13
Derm Growth Partners III, LLC (Dermatology Associates)	Healthcare & Pharmaceuticals	1,000,000	1,000	1,796	0.16
GS Holdco LLC (Global Software, LLC)	High Tech Industries	1,000,000	1,001	1,550	0.14
Legacy.com Inc.	High Tech Industries	1,500,000	1,500	1,739	0.15
Power Stop Intermediate Holdings, LLC	Automotive	7,150	369	1,191	0.11
Rough Country, LLC	Durable Consumer Goods	754,775	755	873	0.08
T2 Systems Parent Corporation	Transportation: Consumer	555,556	556	499	0.04
Tailwind HMT Holdings Corp.	Energy: Oil & Gas	2,000,000	2,000	2,000	0.18
THG Acquisition, LLC (The Hilb Group, LLC)	Banking, Finance, Insurance & Real Estate	1,500,000	1,500	2,287	0.20
Zenith American Holding, Inc.	Business Services	1,561,644	1,562	1,562	0.14
Equity Investments Total			$13,543	$17,506	1.55%
Total investments—non-controlled/non-affiliated			$1,782,488	$1,779,584	157.85%

Investments—non-controlled/affiliated (5)(18)	Industry	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value(7)	Percentage of Net Assets
First Lien Debt (0.78%)
TwentyEighty, Inc. - Revolver (2)(3)(15)	Business Services	L + 8.00% (1.00% Floor)	3/21/2020	$—	$(6)	$(20)	—%
TwentyEighty, Inc. - (Term A Loans) (2)(3)	Business Services	L + 3.50% (1.00% Floor), cash, 4.50% PIK	3/21/2020	3,890	3,871	3,760	0.33
TwentyEighty, Inc. - (Term B Loans)	Business Services	1.00% cash, 7.00% PIK	3/21/2020	6,715	6,494	6,360	0.57
TwentyEighty, Inc. - (Term C Loans)	Business Services	0.25% cash, 8.75% PIK	3/21/2020	6,521	5,914	5,331	0.47
First Lien Debt Total					$16,273	$15,431	1.37%

Investments—non-controlled/affiliated (5)(18)	Industry	Shares/Units	Cost	Fair Value(7)	Percentage of Net Assets
Equity Investments (0.00%)
TwentyEighty Investors LLC	Business Services	69,786	$—	$—	—%
Equity Investments Total			$—	$—	—%
Total Investments - non-controlled/affiliated			$16,273	$15,431	1.37%

Investments—controlled/affiliated	Industry	Interest Rate(2)	Maturity Date	Par Amount/ LLC Interest	Cost	Fair Value(7)	Percentage of Net Assets
Investment Fund (8.77%) (8)
Middle Market Credit Fund, LLC, Mezzanine Loan (2)(5)(9)(11)	Investment Fund	L + 9.00%	6/22/2018	$85,750	$85,750	$85,750	7.61%
Middle Market Credit Fund, LLC, Subordinated Loan and Member’s Interest (5)(11)	Investment Fund	0.001%	3/1/2021	86,501	86,501	86,766	7.7
Investment Fund Total					$172,251	$172,516	15.31%
Total investments—controlled/affiliated					$172,251	$172,516	15.31%
Total investments					$1,971,012	$1,967,531	174.53%

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2017
(dollar amounts in thousands)

(1)
Unless otherwise indicated, issuers of debt and equity investments held by TCG BDC, Inc. (together with its consolidated subsidiaries, “we,” “us,” “our,” “TCG BDC” or the “Company”) are domiciled in the United States and issuers of structured finance obligations are domiciled in the Cayman Islands. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of December 31, 2017, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2017, the Company is not an “affiliated person” of any of these portfolio companies.

(2)
Variable rate loans to the portfolio companies bear interest at a rate that may be determined by reference to either LIBOR (“L”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has provided the interest rate in effect as of December 31, 2017. As of December 31, 2017, all of our LIBOR loans were indexed to the 90-day LIBOR rate at 1.69%, except for those loans as indicated in Notes 16 and 17 below.

(3)	Loan includes interest rate floor feature.

(4)
Denotes that all or a portion of the assets are owned by the Company’s wholly owned subsidiary, TCG BDC SPV LLC (the “SPV”). The SPV has entered into a senior secured revolving credit facility (as amended, the “SPV Credit Facility”). The lenders of the SPV Credit Facility have a first lien security interest in substantially all of the assets of the SPV (see Note 6, Borrowings). Accordingly, such assets are not available to creditors of the Company or Carlyle GMS Finance MM CLO 2015-1 LLC (the “2015-1 Issuer”).

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

(7)
Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (see Note 2, Significant Accounting Policies, and Note 3, Fair Value Measurements), pursuant to the Company’s valuation policy. The fair value of all first lien and second lien debt investments, equity investments and the investment fund mezzanine loan was determined using significant unobservable inputs.

(8)
The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.

(9)	Represents a corporate mezzanine loan, which is subordinated to senior secured term loans of the portfolio company/investment fund.

(10)	Loan was on non-accrual status as of December 31, 2017.

(11)
Under the Investment Company Act, the Company is deemed to be an “affiliated person” of and “control” this investment fund because the Company owns more than 25% of the investment fund’s outstanding voting securities and/or has the power to exercise control over management or policies of such investment fund. See Note 5, Middle Market Credit Fund, LLC, for more details.

(12)
In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company is entitled to receive additional interest as a result of an agreement among lenders as follows: Dimensional Dental Management, LLC (4.58%), EIP Merger Sub, LLC (Evolve IP) (3.97%), Legacy.com Inc. (4.11%), Payment Alliance International, Inc. (2.70%), Prime Risk Partners, Inc. (3.32%), Product Quest Manufacturing, LLC (3.54%), Reliant Pro Rehab (nil), Surgical Information Systems, LLC (1.01%) and The Hilb Group, LLC (3.38%). Pursuant to the agreement among lenders in respect of this loan, this investment represents a first lien/last out loan, which has a secondary priority behind the first lien/first out loan with respect to principal, interest and other payments.

(13)
Denotes that all or a portion of the assets are owned by the 2015-1 Issuer and secure the notes issued in connection with a $400,000 term debt securitization completed by the Company on June 26, 2015 (the “2015-1 Debt Securitization”, see Note 7, 2015-1 Notes). Accordingly, such assets are not available to the creditors of the SPV or the Company.

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2017
(dollar amounts in thousands)

(14)	As of December 31, 2017, the Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

First and Second Lien Debt—unfunded delayed draw and revolving term loans commitments	Type	Unused Fee	Par/ Principal Amount	Fair Value
Achilles Acquisition LLC	Delayed Draw	1.00%	$2,051	$(18)
Advanced Instruments, LLC	Revolver	0.50	1,167	—
AMS Group HoldCo, LLC	Delayed Draw	1.00	5,491	—
AMS Group HoldCo, LLC	Revolver	0.50	2,315	—
Captive Resources Midco, LLC	Delayed Draw	1.25	3,571	(11)
Captive Resources Midco, LLC	Revolver	0.50	2,143	(7)
CIP Revolution Holdings, LLC	Revolver	0.50	1,331	(5)
Continuum Managed Services HoldCo, LLC	Delayed Draw	1.00	1,917	25
Continuum Managed Services HoldCo, LLC	Revolver	0.50	2,500	32
Datto, Inc.	Revolver	0.50	726	4
DermaRite Industries LLC	Revolver	0.50	3,848	(28)
Derm Growth Partners III, LLC (Dermatology Associates)	Revolver	0.50	2,420	(10)
Dimensional Dental Management, LLC	Delayed Draw	1.00	9,584	(35)
Direct Travel, Inc.	Delayed Draw	1.00	4,118	7
Frontline Technologies Holdings, LLC	Delayed Draw	1.00	7,705	(6)
FWR Holding Corporation	Delayed Draw	1.00	9,333	(111)
FWR Holding Corporation	Revolver	0.50	3,889	(46)
Global Franchise Group, LLC	Revolver	0.50	495	—
National Technical Systems, Inc.	Revolver	0.50	2,500	(161)
NMI AcquisitionCo, Inc.	Revolver	0.50	1,280	(4)
OnCourse Learning Corporation	Revolver	0.50	1,324	(6)
Pathway Partners Vet Management Company LLC	Delayed Draw	1.00	3,410	(3)
Prime Risk Partners, Inc.	Delayed Draw	0.50	768	4
Prime Risk Partners, Inc.	Delayed Draw	0.50	9,562	163
PMG Acquisition Corporation	Revolver	0.50	2,356	9
Product Quest Manufacturing, LLC	Revolver	0.50	3,229	—
Smile Doctors, LLC	Delayed Draw	1.00	6,345	(26)
Smile Doctors, LLC	Revolver	0.50	827	(3)
Superior Health Linens, LLC	Revolver	0.50	2,617	(4)
T2 Systems, Inc.	Revolver	0.50	1,760	(26)
The Hilb Group, LLC	Delayed Draw	1.00	3,594	(36)
TwentyEighty, Inc. (f/k/a Miller Heiman, Inc.)	Revolver	0.50	607	(20)
Vetcor Professional Practices, LLC	Delayed Draw	1.00	8,248	(31)
VRC Companies, LLC	Delayed Draw	0.75	3,294	(8)
VRC Companies, LLC	Revolver	0.50	401	(1)
Zenith Merger Sub, Inc.	Revolver	0.50	1,648	(9)
Total unfunded commitments			$118,374	$(371)

(16)	As of December 31, 2017, this LIBOR loan was indexed to the 30-day LIBOR rate at 1.56%.

(17)	As of December 31, 2017, this LIBOR loan was indexed to the 180-day LIBOR rate at 1.84%.

(18)	Under the Investment Company Act, the Company is deemed an “affiliated person” of this portfolio company because the Company owns 5% or more of the portfolio company’s outstanding voting securities.

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2017
(dollar amounts in thousands)
As of December 31, 2017, investments at fair value consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt (excluding First Lien/Last Out)	$1,295,406	$1,293,641	65.75%
First Lien/Last Out Unitranche	246,925	237,635	12.08
Second Lien Debt	242,887	246,233	12.51
Equity Investments	13,543	17,506	0.89
Investment Fund	172,251	172,516	8.77
Total	$1,971,012	$1,967,531	100.00%
The rate type of debt investments at fair value as of December 31, 2017 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value of First and Second Lien Debt
Floating Rate	$1,772,810	$1,765,818	99.34%
Fixed Rate	12,408	11,691	0.66
Total	$1,785,218	$1,777,509	100.00%
The industry composition of investments at fair value as of December 31, 2017 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$63,119	$62,466	3.17%
Automotive	10,112	10,916	0.55
Banking, Finance, Insurance & Real Estate	171,272	173,935	8.84
Beverage, Food & Tobacco	49,870	50,566	2.57
Business Services	177,862	178,985	9.10
Capital Equipment	40,115	40,757	2.07
Chemicals, Plastics & Rubber	32,302	32,818	1.67
Construction & Building	24,373	24,595	1.25
Consumer Services	120,327	121,147	6.16
Containers, Packaging & Glass	46,509	33,635	1.71
Durable Consumer Goods	57,948	59,490	3.02
Energy: Electricity	43,004	42,387	2.15
Energy: Oil & Gas	15,439	15,369	0.78
Environmental Industries	35,772	35,715	1.82
Forest Products & Paper	50,322	52,024	2.64
Healthcare & Pharmaceuticals	230,705	232,715	11.83
High Tech Industries	181,671	186,695	9.49
Hotel, Gaming & Leisure	48,399	46,642	2.37
Investment Fund	172,251	172,516	8.77
Media: Advertising, Printing & Publishing	34,775	34,988	1.78
Metals & Mining	7,901	7,931	0.40
Non-durable Consumer Goods	58,661	52,792	2.68
Software	55,515	56,069	2.85
Sovereign & Public Finance	1,784	1,820	0.09
Telecommunications	79,297	78,813	4.01
Transportation: Cargo	84,493	85,362	4.34
Transportation: Consumer	36,438	36,595	1.86
Wholesale	40,776	39,788	2.03
Total	$1,971,012	$1,967,531	100.00%

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2017
(dollar amounts in thousands)
The geographical composition of investments at fair value as of December 31, 2017 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
United Kingdom	$13,439	$13,369	0.68%
United States	1,957,573	1,954,162	99.32
Total	$1,971,012	$1,967,531	100.00%

The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2016
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)	Industry	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
First Lien Debt (80.09%)
Access CIG, LLC (2)(3)(4)(13)	Business Services	L + 5.00% (1.00% Floor)	10/17/2021	$18,335	$18,222	$18,335	2.40%
Advanced Instruments, LLC (2)(3)(4)(5)(13)(15)	Healthcare & Pharmaceuticals	L + 5.25% (1.00% Floor)	10/31/2022	22,500	22,019	22,252	2.91
AF Borrower LLC (Accuvant) (2)(3)(4)	High Tech Industries	L + 5.25% (1.00% Floor)	1/28/2022	16,113	15,923	16,113	2.11
Alpha Packaging Holdings, Inc. (2)(3)(4)(13)	Containers, Packaging & Glass	L + 4.25% (1.00% Floor)	5/12/2020	11,322	11,313	11,322	1.48
Anaren, Inc. (2)(3)(4)(13)	Telecommunications	L + 4.50% (1.00% Floor)	2/18/2021	10,869	10,800	10,869	1.42
Audax AAMP Holdings, Inc.(2)(3)(4)(13)	Durable Consumer Goods	L + 6.00% (1.00% Floor)	6/24/2017	10,424	10,400	10,348	1.35
BAART Programs, Inc. (2)(4)(16)	Healthcare & Pharmaceuticals	L + 7.75% (0.00% Floor)	10/9/2021	7,406	7,355	7,534	0.99
Brooks Equipment Company, LLC (2)(3)(4)(13)	Construction & Building	L + 5.00% (1.00% Floor)	8/29/2020	6,694	6,657	6,683	0.87
Capstone Logistics Acquisition, Inc.(2)(3)(4)(13)	Transportation: Cargo	L + 4.50% (1.00% Floor)	10/7/2021	19,478	19,337	19,212	2.51
Captive Resources Midco,LLC (2)(3)(4)(13)(15)	Banking, Finance, Insurance & Real Estate	L + 5.75% (1.00% Floor)	6/30/2020	29,050	28,683	29,009	3.80
Central Security Group, Inc. (2)(3)(4)(13)(16)	Consumer Services	L + 5.63% (1.00% Floor)	10/6/2020	28,658	28,300	28,557	3.74
CIP Revolution Holdings, LLC (2)(3)(5)(15)	Media: Advertising, Printing & Publishing	L + 6.00% (1.00% Floor)	8/19/2021	16,500	16,325	16,585	2.17
Colony Hardware Corporation (2)(3)(4)(13)	Construction & Building	L + 6.00% (1.00% Floor)	10/23/2021	17,038	16,806	17,038	2.23
Datapipe, Inc. (2)(3)(13)(16)	Telecommunications	L + 4.75% (1.00% Floor)	3/15/2019	9,750	9,666	9,764	1.28
Dent Wizard International Corporation (2)(3)(4)(13)(16)	Automotive	L + 4.75% (1.00% Floor)	4/7/2020	7,216	7,190	7,216	0.94
Derm Growth Partners III, LLC (Dermatology Associates) (2)(3)(4)(5)(13)(15)	Healthcare & Pharmaceuticals	L + 6.50% (1.00% Floor)	5/31/2022	32,929	32,393	32,958	4.31
Dimensional Dental Management, LLC (2)(3)(5)(12)(15)	Healthcare & Pharmaceuticals	L + 7.00% (1.00% Floor)	2/12/2021	18,000	17,601	17,811	2.33
Dimora Brands, Inc. (fka TK USA Enterprises,Inc.) (2)(3)(5)(15)	Construction & Building	L + 4.50% (1.00% Floor)	4/4/2022	—	(60)	(30)	—
Direct Travel, Inc. (2)(3)(4)(5)(13)(15)	Hotel, Gaming & Leisure	L + 6.50% (1.00% Floor)	12/1/2021	12,842	12,420	12,712	1.66
EIP Merger Sub, LLC (Evolve IP) (2)(3)(5)(12)	Telecommunications	L + 6.25% (1.00% Floor)	6/7/2021	23,750	23,098	23,242	3.04
Emerging Markets Communications, LLC (2)(3)(4)(8)(13)	Telecommunications	L + 5.75% (1.00% Floor)	7/1/2021	17,730	16,299	17,730	2.32
EP Minerals, LLC (2)(3)(4)(13)	Metals & Mining	L + 4.50% (1.00% Floor)	8/20/2020	10,264	10,232	10,259	1.34
FCX Holdings Corp. (2)(3)(4)(13)(16)	Capital Equipment	L + 4.50% (1.00% Floor)	8/4/2020	9,856	9,852	9,856	1.29
Genex Holdings, Inc. (2)(3)(13)(16)	Banking, Finance, Insurance & Real Estate	L + 4.25% (1.00% Floor)	5/30/2021	4,200	4,187	4,196	0.55
Global Software, LLC (2)(3)(4)(13)(16)	High Tech Industries	L + 5.50% (1.00% Floor)	5/2/2022	16,163	15,880	16,163	2.12
Green Energy Partners/Stonewall LLC (2)(3)(5)(13)	Energy: Electricity	L + 5.50% (1.00% Floor)	11/13/2021	16,600	16,475	16,598	2.17
Green Plains II LLC (2)(3)(4)(5)(13)(15)	Beverage, Food & Tobacco	L + 7.00% (1.00% Floor)	10/3/2022	15,205	15,059	15,379	2.01
Hummel Station LLC (2)(3)(5)(13)(16)	Energy: Electricity	L + 6.00% (1.00% Floor)	10/27/2022	21,000	20,308	20,160	2.64
Imagine! Print Solutions, LLC (2)(3)(4)(13)	Media: Advertising, Printing & Publishing	L + 6.00% (1.00% Floor)	3/30/2022	18,461	18,213	18,603	2.43
Imperial Bag & Paper Co. LLC (2)(3)(4)(13)(16)	Forest Products & Paper	L + 6.00% (1.00% Floor)	1/7/2022	24,074	23,752	23,924	3.13
Indra Holdings Corp. (Totes Isotoner) (2)(3)(5)(13)	Non-durable Consumer Goods	L + 4.25% (1.00% Floor)	5/1/2021	14,224	14,130	10,553	1.38
International Medical Group, Inc. (2)(3)(5)(12)	Banking, Finance, Insurance & Real Estate	L + 6.50% (1.00% Floor)	10/30/2020	30,000	29,505	30,237	3.96
Jackson Hewitt Inc. (2)(3)(4)(13)	Retail	L + 7.00% (1.00% Floor)	7/30/2020	8,758	8,625	8,320	1.09

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2016
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)	Industry	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
First Lien Debt (80.09%) (continued)
Metrogistics LLC (2)(3)(4)(5)(13)	Transportation: Cargo	L + 6.50% (1.00% Floor)	9/30/2022	$15,200	$14,986	$15,094	1.98%
MSX International, Inc. (2)(3)(4)(13)	Automotive	L + 5.00% (1.00% Floor)	8/21/2020	8,940	8,882	8,940	1.17
National Technical Systems, Inc. (2)(3)(4)(13)(15)	Aerospace & Defense	L + 6.25% (1.00% Floor)	6/12/2021	25,123	24,854	23,927	3.13
NES Global Talent Finance US LLC (United Kingdom) (2)(3)(4)(8)(13)	Energy: Oil & Gas	L + 5.50% (1.00% Floor)	10/3/2019	11,250	11,132	10,911	1.43
OnCourse Learning Corporation (2)(3)(4)(5)(13)(15)(16)	Consumer Services	L + 6.50% (1.00% Floor)	9/12/2021	26,141	25,770	26,220	3.43
Paradigm Acquisition Corp. (2)(3)(4)(13)	Business Services	L + 5.00% (1.00% Floor)	6/2/2022	23,246	22,963	23,223	3.04
Pelican Products, Inc. (2)(3)(4)(13)	Containers, Packaging & Glass	L + 4.25% (1.00% Floor)	4/11/2020	7,643	7,654	7,593	0.99
Plano Molding Company, LLC (2)(3)(4)(5)(13)	Hotel, Gaming & Leisure	L + 7.00% (1.00% Floor)	5/12/2021	18,163	18,030	17,302	2.26
PPT Management Holdings, LLC (2)(3)(5)	Healthcare & Pharmaceuticals	L + 6.00% (1.00% Floor)	12/16/2022	22,500	22,288	22,426	2.93
Premier Senior Marketing, LLC (2)(3)(5)(16)	Banking, Finance, Insurance & Real Estate	L + 5.00% (1.00% Floor)	7/1/2022	3,741	3,690	3,741	0.49
Product Quest Manufacturing, LLC (2)(3)(4)(5)(12)	Containers, Packaging & Glass	L + 5.75% (1.00% Floor)	9/9/2020	28,000	27,565	25,838	3.38
Prowler Acquisition Corp. (Pipeline Supply and Service, LLC) (2)(3)(4)	Wholesale	L + 4.50% (1.00% Floor)	1/28/2020	10,798	10,739	8,101	1.06
PSC Industrial Holdings Corp (2)(3)(4)(13)	Environmental Industries	L + 4.75% (1.00% Floor)	12/5/2020	11,760	11,679	11,290	1.48
PSI Services LLC (2)(3)(4)(5)(12)(16)	Business Services	L + 6.75% (1.00% Floor)	2/27/2021	32,705	32,022	34,784	4.56
PT Intermediate Holdings III,LLC (Parts Town) (2)(3)(4)(5)(13)(15)	Wholesale	L + 6.50% (1.00% Floor)	6/23/2022	17,417	17,215	17,563	2.30
QW Holding Corporation (Quala) (2)(3)(4)(5)(13)	Environmental Industries	L + 6.75% (1.00% Floor)	8/31/2022	29,925	29,084	30,009	3.93
Reliant Pro Rehab, LLC (2)(3)(5)(12)	Healthcare & Pharmaceuticals	L + 10.00% (1.00% Floor)	12/29/2017	22,331	22,024	22,331	2.92
SolAero Technologies Corp.(2)(3)(4)(5)	Telecommunications	L + 5.25% (1.00% Floor)	12/10/2020	19,677	19,541	18,901	2.47
Superior Health Linens, LLC (2)(3)(4)(5)(13)(15)	Business Services	L + 6.50% (1.00% Floor)	9/30/2021	19,206	18,891	19,068	2.50
T2 Systems, Inc.(2)(3)(4)(5)(13)(15)(16)	Transportation: Consumer	L + 6.75% (1.00% Floor)	9/28/2022	22,950	22,333	23,208	3.04
T2 Systems Canada, Inc. (2)(3)(5)(16)	Transportation: Consumer	L + 6.75% (1.00% Floor)	9/28/2022	4,050	3,952	4,090	0.54
Teaching Strategies, LLC (2)(3)(4)(13)	Media: Advertising, Printing & Publishing	L + 5.50% (0.50% Floor)	10/1/2019	13,369	13,333	13,369	1.75
The Hilb Group, LLC (2)(3)(5)(12)(15)	Banking, Finance, Insurance & Real Estate	L + 6.50% (1.00% Floor)	6/24/2021	29,682	29,113	29,826	3.90
The SI Organization, Inc. (2)(3)(4)(13)	Aerospace & Defense	L + 4.75% (1.00% Floor)	11/23/2019	8,574	8,527	8,676	1.15
The Topps Company, Inc. (2)(3)(4)(13)	Non-durable Consumer Goods	L + 6.00% (1.25% Floor)	10/2/2020	18,707	18,629	18,795	2.46
TruckPro, LLC (2)(3)(4)(13)(16)	Automotive	L + 5.00% (1.00% Floor)	8/6/2018	9,292	9,267	9,262	1.21
Tweddle Group, Inc. (2)(3)(4)(13)	Media: Advertising, Printing & Publishing	L + 6.00% (1.00% Floor)	10/24/2022	16,200	15,885	16,114	2.11
TwentyEighty, Inc. (fka Miller Heiman, Inc.) (2)(3)(5)(10)(13)	Business Services	L + 6.00% (1.00% Floor)	9/30/2019	18,719	18,571	7,628	1.00
U.S. Farathane, LLC (2)(3)(4)(13)	Automotive	L + 4.75% (1.00% Floor)	12/23/2021	1,925	1,895	1,925	0.25
U.S. TelePacific Holdings Corp.(2)(3)(5)	Telecommunications	L + 8.50% (1.00% Floor)	2/24/2021	30,000	29,149	29,853	3.91
Vetcor Professional Practices, LLC (2)(3)(4)(5)(13)(15)	Consumer Services	L + 6.25% (1.00% Floor)	4/20/2021	25,001	24,623	25,164	3.29

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2016
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)	Industry	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
First Lien Debt (80.09%) (continued)
Violin Finco S.A.R.L. (Alexander Mann Solutions) (United Kingdom) (2)(3)(4)(8)(13)	Business Services	L + 4.75% (1.00% Floor)	12/20/2019	$10,065	$10,012	$10,058	1.32%
Vistage Worldwide, Inc. (2)(3)(4)(13)(16)	Business Services	L + 5.50% (1.00% Floor)	8/19/2021	28,757	28,524	28,688	3.75
Vitera Healthcare Solutions, LLC (2)(3)(4)(13)	Healthcare & Pharmaceuticals	L + 5.00% (1.00% Floor)	11/4/2020	9,104	9,050	9,078	1.19
Winchester Electronics Corporation (2)(3)(4)(5)(13)(15)	Capital Equipment	L + 6.50% (1.00% Floor)	6/30/2022	27,367	26,959	27,460	3.59
Zest Holdings, LLC (2)(3)(4)(13)	Durable Consumer Goods	L + 4.75% (1.00% Floor)	8/16/2020	9,530	9,530	9,584	1.25
First Lien Debt Total					$1,145,326	$1,139,548	149.13%

Second Lien Debt (12.08%)
AF Borrower LLC (Accuvant) (2)(3)(5)	High Tech Industries	L + 9.00% (1.00% Floor)	1/30/2023	$8,000	$7,934	$8,000	1.05%
AIM Group USA Inc. (2)(3)(5)(13)	Aerospace & Defense	L + 9.00% (1.00% Floor)	8/2/2022	23,000	22,701	23,196	3.04
AmeriLife Group, LLC (2)(3)(5)	Banking, Finance, Insurance & Real Estate	L + 8.75% (1.00% Floor)	1/10/2023	20,000	19,656	19,208	2.51
Argon Medical Devices, Inc. (2)(3)(4)(5)	Healthcare & Pharmaceuticals	L + 9.50% (1.00% Floor)	6/23/2022	24,000	23,363	24,233	3.17
Berlin Packaging L.L.C. (2)(3)(5)(13)	Containers, Packaging & Glass	L + 6.75% (1.00% Floor)	10/1/2022	2,927	2,910	2,953	0.39
Charter NEX US Holdings, Inc.(2)(3)(5)(13)	Chemicals, Plastics & Rubber	L + 8.25% (1.00% Floor)	2/5/2023	7,394	7,303	7,468	0.98
Confie Seguros Holding II Co. (2)(3)(5)(16)	Banking, Finance, Insurance & Real Estate	L + 9.00% (1.25% Floor)	5/8/2019	12,000	11,921	11,918	1.56
Drew Marine Group Inc. (2)(3)(4)(5)(13)	Chemicals, Plastics & Rubber	L + 7.00% (1.00% Floor)	5/19/2021	12,500	12,481	12,333	1.61
Genex Holdings, Inc. (2)(3)(5)	Banking, Finance, Insurance & Real Estate	L + 7.75% (1.00% Floor)	5/30/2022	7,990	7,915	7,978	1.04
Institutional Shareholder Services Inc. (2)(3)(5)(13)	Banking, Finance, Insurance & Real Estate	L + 8.50% (1.00% Floor)	4/29/2022	12,500	12,408	12,359	1.62
Jazz Acquisition, Inc. (Wencor) (2)(3)(5)(13)	Aerospace & Defense	L + 6.75% (1.00% Floor)	6/19/2022	6,700	6,677	5,572	0.73
MRI Software, LLC (2)(3)(5)	Software	L + 8.00% (1.00% Floor)	6/23/2022	11,250	11,110	11,265	1.47
Power Stop, LLC (5)(9)	Automotive	11.00%	5/29/2022	10,000	9,831	9,863	1.29
Prowler Acquisition Corp. (Pipeline Supply and Service, LLC) (2)(3)(5)	Wholesale	L + 8.50% (1.00% Floor)	7/28/2020	3,000	2,960	1,682	0.22
Vitera Healthcare Solutions, LLC (2)(3)(4)	Healthcare & Pharmaceuticals	L + 8.25% (1.00% Floor)	11/4/2021	2,000	1,979	1,945	0.26
Watchfire Enterprises, Inc. (2)(3)(5)(13)	Media: Advertising, Printing & Publishing	L + 8.00% (1.00% Floor)	10/2/2021	7,000	6,932	6,976	0.91
Zywave, Inc. (2)(3)(5)	High Tech Industries	L + 9.00% (1.00% Floor)	11/17/2023	4,950	4,879	4,915	0.64
Second Lien Debt Total					$172,960	$171,864	22.49%

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2016
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)	Industry	Maturity Date	Par Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
Structured Finance Obligations (0.37%) (5)(8)(11)
1776 CLO I, Ltd., Subordinated Notes	Structured Finance	5/8/2020	$11,750	$6,739	$2,761	0.36%
Clydesdale CLO 2005, Ltd., Subordinated Notes	Structured Finance	12/6/2017	5,750	—	10	—
MSIM Peconic Bay, Ltd., Subordinated Notes	Structured Finance	7/20/2019	4,500	63	5	—
Nautique Funding Ltd., Income Notes	Structured Finance	4/15/2020	5,000	2,437	2,440	0.32
Structured Finance Obligations Total				$9,239	$5,216	0.68%

Investments—non-controlled/non-affiliated (1)	Industry	Shares/Units	Cost	Fair Value (7)	Percentage of Net Assets
Equity Investments (0.46%) (5)
CIP Revolution Investments, LLC	Media: Advertising, Printing & Publishing	30,000	$300	$352	0.05%
Derm Growth Partners III, LLC (Dermatology Associates)	Healthcare & Pharmaceuticals	1,000,000	1,000	976	0.13
GS Holdco LLC (Global Software, LLC)	High Tech Industries	1,000,000	1,001	1,126	0.15
Power Stop Intermediate Holdings, LLC	Automotive	7,150	715	1,208	0.16
T2 Systems Parent Corporation	Transportation: Consumer	555,556	556	584	0.07
THG Acquisition, LLC (The Hilb Group, LLC)	Banking, Finance, Insurance & Real Estate	1,500,000	1,499	2,228	0.29
Equity Investments Total			$5,071	$6,474	0.85%
Total Investments—non-controlled/non-affiliated			$1,332,596	$1,323,102	173.15%

Investments—controlled/affiliated	Industry	Interest Rate (2)	Maturity Date	Par Amount/ LLC Interest	Cost	Fair Value (7)	Percentage of Net Assets
Investment Fund (7.00%) (8)
Middle Market Credit Fund, LLC, Mezzanine Loan (2)(5)(9)(14)	Investment Fund	L + 9.50%	6/24/2017	$62,384	$62,384	$62,384	8.16%
Middle Market Credit Fund, LLC, Subordinated Loan and Member’s Interest (5)(14)	Investment Fund	0.001	3/1/2021	35,001	35,001	37,273	4.88
Investment Fund Total					$97,385	$99,657	13.04%
Total investments—controlled/affiliated					$97,385	$99,657	13.04%
Total investments					$1,429,981	$1,422,759	186.19%

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company are domiciled in the United States and issuers of structured finance obligations are domiciled in the Cayman Islands. Under the Investment Company Act the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of December 31, 2016, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2016, the Company is not an “affiliated person” of any of these portfolio companies.

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

(4)
Denotes that all or a portion of the assets are owned by the SPV. The SPV has entered into the SPV Credit Facility. The lenders of the SPV Credit Facility have a first lien security interest in substantially all of the assets of the SPV. Accordingly, such assets are not available to creditors of the Company or the 2015-1 Issuer.

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

(13)
Denotes that all or a portion of the assets are owned by the 2015-1 Issuer and secure the notes issued in connection with the 2015-1 Debt Securitization. Accordingly, such assets are not available to the creditors of the SPV or the Company.

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

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2016
(dollar amounts in thousands)
As of December 31, 2016, investments at fair value consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt (excluding First Lien/Last Out)	$964,398	$955,478	67.15%
First Lien/Last Out Unitranche	180,928	184,070	12.94
Second Lien Debt	172,960	171,864	12.08
Structured Finance Obligations	9,239	5,216	0.37
Equity Investments	5,071	6,474	0.46
Investment Fund	97,385	99,657	7.00
Total	$1,429,981	$1,422,759	100.00%
The rate type of debt investments at fair value as of December 31, 2016 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value of First and Second Lien Debt
Floating Rate	$1,308,455	$1,301,549	99.25%
Fixed Rate	9,831	9,863	0.75
Total	$1,318,286	$1,311,412	100.00%
The industry composition of investments at fair value as of December 31, 2016 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$62,759	$61,371	4.31%
Automotive	37,780	38,414	2.70
Banking, Finance, Insurance & Real Estate	148,577	150,700	10.59
Beverage, Food & Tobacco	15,059	15,379	1.08
Business Services	149,205	141,784	9.97
Capital Equipment	36,811	37,316	2.62
Chemicals, Plastics & Rubber	19,784	19,801	1.39
Construction & Building	23,403	23,691	1.67
Consumer Services	78,693	79,941	5.62
Containers, Packaging & Glass	49,442	47,706	3.35
Durable Consumer Goods	19,930	19,932	1.40
Energy: Electricity	36,783	36,758	2.59
Energy: Oil & Gas	11,132	10,911	0.77
Environmental Industries	40,763	41,299	2.90
Forest Products & Paper	23,752	23,924	1.68
Healthcare & Pharmaceuticals	159,072	161,544	11.36
High Tech Industries	45,617	46,317	3.26
Hotel, Gaming & Leisure	30,450	30,014	2.11
Investment Fund	97,385	99,657	7.00
Media: Advertising, Printing & Publishing	70,988	71,999	5.06
Metals & Mining	10,232	10,259	0.72
Non-durable Consumer Goods	32,759	29,348	2.06
Retail	8,625	8,320	0.58
Software	11,110	11,265	0.79
Structured Finance	9,239	5,216	0.37
Telecommunications	108,553	110,359	7.76
Transportation: Cargo	34,323	34,306	2.41
Transportation: Consumer	26,841	27,882	1.96
Wholesale	30,914	27,346	1.92
Total	$1,429,981	$1,422,759	100.00%

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
As of December 31, 2017
(dollar amounts in thousands, except per share data)

1. ORGANIZATION
TCG BDC, Inc. (together with its consolidated subsidiaries, “we,” “us,” “our,” “TCG BDC” or the “Company”) is a Maryland corporation formed on February 8, 2012, and structured as an externally managed, non-diversified closed-end investment company. The Company is managed by its investment adviser, Carlyle Global Credit Investment Management L.L.C. (formerly known as Carlyle GMS Investment Management L.L.C., “CGCIM” or “Investment Adviser”), a wholly owned subsidiary of The Carlyle Group L.P. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). In addition, the Company has elected to be treated, and intends to continue to comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (together with the rules and regulations promulgated thereunder, the “Code”).
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
The Company invests primarily in loans to middle market companies whose debt, if rated, is rated below investment grade, and, if not rated, would likely be rated below investment grade if it were rated (that is, below BBB- or Baa3, which is often referred to as “junk”). Exposure to below investment grade instruments involves certain risks, including speculation with respect to the borrower’s capacity to pay interest and repay principal.
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
Until December 31, 2017, the Company was an “emerging growth company,” as that term is used in the Jumpstart Our Business Startups Act of 2012. As of June 30, 2017, the market value of the common stock held by non-affiliates exceeded $700,000. Accordingly, the Company ceased to be an emerging growth company as of December 31, 2017.
The Company is externally managed by the Investment Adviser, an investment adviser registered under the Investment Advisers Act of 1940, as amended. Carlyle Global Credit Administration L.L.C. (formerly known as Carlyle GMS Finance Administration L.L.C., “CGCA” or the “Administrator”) provides the administrative services necessary for the Company to operate. Both the Investment Adviser and the Administrator are wholly owned subsidiaries of Carlyle Investment Management L.L.C., a subsidiary of The Carlyle Group L.P. “Carlyle” refers to The Carlyle Group L.P. and its affiliates and its consolidated subsidiaries (other than portfolio companies of its affiliated funds), a global alternative asset manager publicly traded on NASDAQ Global Select Market under the symbol “CG”. Refer to the sec.gov website for further information on Carlyle.
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
On June 26, 2015, the Company completed a $400,000 term debt securitization (the “2015-1 Debt Securitization”). The notes offered in the 2015-1 Debt Securitization (the “2015-1 Notes”) were issued by Carlyle GMS Finance MM CLO 2015-1 LLC (the “2015-1 Issuer”), a wholly owned and consolidated subsidiary of the Company, and are secured by a diversified portfolio of the 2015-1 Issuer consisting primarily of first and second lien senior secured loans. Refer to Note 7 for details. The 2015-1 Issuer is consolidated in these consolidated financial statements commencing from the date of its formation, May 8, 2015.
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
The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Consolidated Statements of Operations. As of December 31, 2017, the fair value of the loan in the portfolio with PIK provisions was $15,451, which represents approximately 0.8% of total investments at fair value. For the year ended December 31, 2017, the Company earned $1,057 in PIK income included in interest income in the accompanying Consolidated Statements of Operations. As of December 31, 2016 and for the year then ended, no loans in the portfolio contained PIK provisions.
Dividend Income
Dividend income from the investment fund is recorded on the record date for the investment fund to the extent that such amounts are payable by the investment fund and are expected to be collected.
Other Income
Other income may include income such as consent, waiver, amendment, syndication and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive fees for guaranteeing the outstanding debt of a portfolio company. Such fees are amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in other assets in the accompanying Consolidated Statements of Assets and Liabilities. For the years ended December 31, 2017, 2016 and 2015, the Company earned $10,526, $6,635 and $834, respectively, in other income, primarily from amendment, syndication and prepayment fees.
Non-Accrual Income

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid current and, in management’s judgment, are likely to remain current. Management may not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2017 and 2016, the fair value of the loan in the portfolio on non-accrual status was $19,487 and $7,628, respectively, which represents approximately 1.0% and 0.5%, respectively, of total investments at fair value. The remaining first and second lien debt investments were performing and current on their interest payments as of December 31, 2017 and 2016 and for the years then ended.
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
Organization and Offering Costs
Offering costs consist primarily of fees and expenses incurred in connection with the offering of shares, including legal, underwriting, printing and other costs, as well as costs associated with the preparation and filing of applicable registration statements. Upon consummation of the IPO, the Company is no longer a closed–end fund with a continuous offering period and, thus, offering costs are charged against equity when incurred. During the year ended December 31, 2017, $3,088 of the offering costs were incurred, 50% of which were paid by the Investment Adviser.
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
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely than not” to be sustained by the applicable tax authority. All penalties and interest associated with income taxes, if any, are included in income tax expense. For the years ended December 31, 2017, 2016 and 2015, the Company incurred $264, $76 and $0, respectively, in excise tax expense.
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
Recent Accounting Standards Updates

The Financial Accounting Standards Board ("FASB") issued ASU 2014-9, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-9”) in May 2014 and subsequently issued several amendments to the standard. ASU 2014-9, and related amendments, provide comprehensive guidance for recognizing revenue from contracts with customers. Entities will be able to recognize revenue when the entity transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The guidance includes a five-step framework that requires an entity to: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when the entity satisfies a performance obligation. The guidance in ASU 2014-9, and the related amendments, is effective for the Company on January 1, 2018. The Company has elected to adopt the ASU on January 1, 2018, which did not have a material impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash. ASU 2016-18 clarifies the presentation of restricted cash in the statement of cash flows by requiring the amounts described as restricted cash be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. If cash and cash equivalents and restricted cash are presented separately on the statement of financial position, a reconciliation of these separate line items to the total cash amount included in the statement of cash flows will be required either in the footnotes or on the face of the statement of cash flows. This guidance is effective for annual reporting periods, and the interim periods within those periods, beginning after December 15, 2017 and early adoption is permitted. The Company has elected to adopt the ASU on January 1, 2018, which did not have a material impact on the Company’s consolidated financial statements.
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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of December 31, 2017, 2016 and 2015.
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
Transfers between levels, if any, are recognized at the beginning of the year in which the transfers occur. For the years ended December 31, 2017 and 2016, there were no transfers between levels.

The following tables summarize the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of December 31, 2017 and 2016:

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$1,531,276	$1,531,276
Second Lien Debt	—	—	246,233	246,233
Equity Investments	—	—	17,506	17,506
Investment Fund
Mezzanine Loan	—	—	85,750	85,750
Subtotal	$—	$—	$1,880,765	$1,880,765
Investments measured at net asset value (1)				$86,766
Total				$1,967,531

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$1,139,548	$1,139,548
Second Lien Debt	—	—	171,864	171,864
Structured Finance Obligations	—	—	5,216	5,216
Equity Investments	—	—	6,474	6,474
Investment Fund
Mezzanine Loan	—	—	62,384	62,384
Subtotal	$—	$—	$1,385,486	$1,385,486
Investments measured at net asset value (1)				$37,273
Total				$1,422,759

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

The changes in the Company’s investments at fair value for which the Company has used Level 3 inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level 3 investments still held are as follows:

	Financial Assets
	For the year ended December 31, 2017
	First Lien Debt	Second Lien Debt	Structured Finance Obligations	Equity Investments	Investment Fund - Mezzanine Loan	Total
Balance, beginning of year	$1,139,548	$171,864	$5,216	$6,474	$62,384	$1,385,486
Purchases	968,783	175,763	—	8,818	135,960	1,289,324
Sales	(201,994)	(12,377)	—	—	—	(214,371)
Paydowns	(371,499)	(94,891)	(6,147)	(346)	(112,594)	(585,477)
Accretion of discount	9,955	1,792	—	—	—	11,747
Net realized gains (losses)	(8,240)	(360)	(3,092)	—	—	(11,692)
Net change in unrealized appreciation (depreciation)	(5,277)	4,442	4,023	2,560	—	5,748
Balance, end of year	$1,531,276	$246,233	$—	$17,506	$85,750	$1,880,765
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held as of December 31, 2017 included in net change in unrealized appreciation (depreciation) on investments on the Consolidated Statements of Operations	$(9,040)	$3,672	$—	$2,560	—	$(2,808)

	Financial Assets
	For the year ended December 31, 2016
	First Lien Debt	Second Lien Debt	Structured Finance Obligations	Equity Investments	Investment Fund - Mezzanine Loan	Total
Balance, beginning of year	$785,459	$210,396	$44,812	$2,424	$—	$1,043,091
Purchases	594,633	38,380	—	2,857	84,784	720,654
Sales	(77,434)	(25,398)	(33,327)	—	—	(136,159)
Paydowns	(167,699)	(57,855)	(7,041)	—	(22,400)	(254,995)
Accretion of discount	4,757	850	(31)	—	—	5,576
Net realized gains (losses)	(40)	275	(10,302)	—	—	(10,067)
Net change in unrealized appreciation (depreciation)	(128)	5,216	11,105	1,193	—	17,386
Balance, end of year	$1,139,548	$171,864	$5,216	$6,474	$62,384	$1,385,486
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held as of December 31, 2016 included in net change in unrealized appreciation (depreciation) on investments on the Consolidated Statements of Operations	$(1,000)	$3,331	$1,372	$1,193	$—	$4,896

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
The following tables summarize the quantitative information related to the significant unobservable inputs for Level 3 instruments which are carried at fair value as of December 31, 2017 and 2016:

	Fair Value as	Valuation Techniques	Significant Unobservable Inputs	Range		Weighted Average
	of December 31, 2017			Low	High
Investments in First Lien Debt	$1,369,558	Discounted Cash Flow	Discount Rate	4.85%	17.40%	8.18%
	142,231	Consensus Pricing	Indicative Quotes	59.17	100.83	95.93
	19,487	Income Approach	Discount Rate	9.78%	9.78%	9.78%
		Market Approach	Comparable Multiple	8.33x	8.33x	8.33x
Total First Lien Debt	1,531,276
Investments in Second Lien Debt	211,365	Discounted Cash Flow	Discount Rate	7.61%	18.26%	9.43%
	34,868	Consensus Pricing	Indicative Quotes	96.83	100.58	99.23
Total Second Lien Debt	246,233
Investments in Equity	17,506	Income Approach	Discount Rate	7.60%	10.61%	8.81%
		Market Approach	Comparable Multiple	7.80x	14.69x	10.41x
Total Equity Investments	17,506
Investments in Investment Fund – Mezzanine Loan	85,750	Income Approach	Repayment Rate	100.00%	100.00%	100.00%
Total Investment Fund – Mezzanine Loan	85,750
Total Level 3 Investments	$1,880,765

	Fair Value as	Valuation Techniques	Significant Unobservable Inputs	Range		Weighted Average
	of December 31, 2016			Low	High
Investments in First Lien Debt	$986,695	Discounted Cash Flow	Discount Rate	4.50%	16.33%	7.94%
	152,853	Consensus Pricing	Indicative Quotes	40.75	106.36	97.29
Total First Lien Debt	1,139,548
Investments in Second Lien Debt	153,657	Discounted Cash Flow	Discount Rate	7.93%	11.05%	9.75%
	16,525	Consensus Pricing	Indicative Quotes	83.17	100.88	94.48
	1,682	Income Approach	Discount Rate	15.32%	15.32%	15.32%
		Market Approach	Comparable Multiple	8.01x	8.68x	8.34x
Total Second Lien Debt	171,864
Investments in Structured Finance Obligations	2,761	Discounted Cash Flow	Discount Rate	22.00%	22.00%	22.00%
			Default Rate	1.13	1.13	1.13
			Prepayment Rate	35.00	35.00	35.00
			Recovery Rate	65.00	65.00	65.00
	2,455	Consensus Pricing	Indicative Quotes	0.10	48.79	48.50
Total Structured Finance Obligations	5,216
Investments in Equity	6,474	Income Approach	Discount Rate	8.68%	10.40%	9.41%
		Market Approach	Comparable Multiple	7.22x	13.71x	11.00x
Total Equity Investments	6,474
Investments in Investment Fund – Mezzanine Loan	62,384	Income Approach	Repayment Rate	100.00%	100.00%	100.00%
Total Investment Fund – Mezzanine Loan	62,384
Total Level 3 Investments	$1,385,486
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
Financial instruments disclosed but not carried at fair value
The following table presents the carrying value and fair value of the Company’s secured borrowings disclosed but not carried at fair value as of December 31, 2017 and 2016:

	December 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured borrowings	$562,893	$562,893	$421,885	$421,885
Total	$562,893	$562,893	$421,885	$421,885
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
The following table represents the carrying values (before debt issuance costs) and fair values of the Company’s 2015-1 Notes disclosed but not carried at fair value as of December 31, 2017 and 2016:

	December 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Aaa/AAA Class A-1A Notes	$160,000	$160,064	$160,000	$160,072
Aaa/AAA Class A-1B Notes	40,000	40,020	40,000	39,960
Aaa/AAA Class A-1C Notes	27,000	27,014	27,000	26,951
Aa2 Class A-2 Notes	46,000	46,027	46,000	45,784
Total	$273,000	$273,125	$273,000	$272,767
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
Prior to September 15, 2017, under the Original Investment Advisory Agreement, the base management fee was calculated and payable quarterly in arrears at an annual rate of 1.50% of the average daily gross assets of the Company for the period adjusted for share issuances or repurchases. Prior to the IPO, the Investment Adviser waived its right to receive one-third (0.50%) of the 1.50% base management fee. Any waived base management fees are not subject to recoupment by the Investment Adviser. The fee waiver terminated when the IPO had been consummated. As previously disclosed, in connection with the IPO, the Investment Adviser agreed to continue the fee waiver until the completion of the first full quarter after the consummation of the IPO. As a result, beginning October 1, 2017, the base management fee is calculated at an annual rate of 1.50% of the Company’s gross assets.
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
Prior to September 15, 2017, under the Original Investment Advisory Agreement, pre-incentive fee net investment income, which did not include, in the case of investments with a deferred interest feature, accrued income that the Company has not yet received in cash, and was expressed as a rate of return on the average daily Hurdle Calculation Value (as defined below) throughout the immediately preceding calendar quarter, was compared to a “hurdle rate” of 1.50% per quarter (6% annualized) or a “catch-up” of 1.875% per quarter (7.50% annualized), as applicable. “Hurdle Calculation Value” meant, on any given day, the sum of (x) the value of net assets as of the end of the calendar quarter immediately preceding such day plus (y) the aggregate amount of capital drawn from investors (or reinvested in the Company pursuant to a dividend reinvestment plan) from the beginning of the current quarter to such day minus (z) the aggregate amount of distributions (including share repurchases) made by the Company from the beginning of the current quarter to such day, but only to the extent such distributions were not declared and accounted for on the books and records in a previous quarter. In addition, under the Original Investment Advisory Agreement, the Company deferred payment of any incentive fee otherwise earned by the Investment Adviser if, during the most recent four full calendar quarter periods ending on or prior to the date such payment is to be made, the sum of (a) the aggregate distributions to stockholders and (b) the change in net assets (defined as gross assets less indebtedness and before taking into account any incentive fees payable during the period) is less than 6.0% of net assets (defined as gross assets less indebtedness) at the beginning of such period. These calculations were adjusted for any share issuances or repurchases. Any deferred incentive fees were carried over for payment in subsequent calculation periods.
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
For the years ended December 31, 2017, 2016 and 2015, base management fees were $19,327, $12,359 and $8,907, respectively (net of waiver of $5,927, $6,180 and $4,454, respectively), incentive fees related to pre-incentive fee net investment income were $21,084, $14,905 and $8,881, respectively, and there were no incentive fees related to realized capital gains. For the years ended December 31, 2017, 2016 and 2015, there were no accrued capital gains incentive fees based upon the cumulative net realized and unrealized appreciation (depreciation). The accrual for any capital gains incentive fee under US GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual.

As of December 31, 2017 and 2016, $13,098 and $8,157, respectively, was included in base management and incentive fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
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
For the years ended December 31, 2017, 2016 and 2015, the Company incurred $661, $703 and $595, respectively, in fees under the Administrative Agreement, which were included in administrative service fees in the accompanying Consolidated Statements of Operations. As of December 31, 2017 and 2016, $95 and $137, respectively, was unpaid and included in administrative service fees payable in the accompanying Consolidated Statements of Assets and Liabilities.

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
For the years ended December 31, 2017, 2016 and 2015, fees incurred in connection with the State Street Sub-Administration Agreement, which amounted to $725, $602 and $486, respectively, were included in other general and administrative in the accompanying Consolidated Statements of Operations. As of December 31, 2017 and 2016, $196 and $159, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.
Placement Fees
On April 3, 2013, the Company entered into a placement fee arrangement with TCG Securities, L.L.C. (“TCG”), a licensed broker-dealer and an affiliate of the Investment Adviser, which may require stockholders to pay a placement fee to TCG for TCG’s services. At the time of the IPO, the placement fee arrangement with TCG was automatically terminated.
For the years ended December 31, 2017, 2016 and 2015, TCG earned placement fees of $19, $12 and $6, respectively, from the Company’s stockholders in connection with the issuance or sale of the Company’s common stock prior to the IPO.
Board of Directors
The Company’s Board of Directors currently consists of five members, three of whom are Independent Directors. On April 3, 2013, the Board of Directors established an Audit Committee consisting of its Independent Directors. The Board of Directors also established a Pricing Committee of the Board of Directors, a Nominating and Governance Committee of the Board of Directors and a Compensation Committee of the Board of Directors, and may establish additional committees in the future. For the years ended December 31, 2017, 2016 and 2015, the Company incurred $443, $553 and $419, respectively, in fees and expenses associated with its Independent Directors and Audit Committee. As of December 31, 2017 and 2016, $25 and $0, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.
Transactions with Credit Fund
During the years ended December 31, 2017 and 2016, the Company sold 17 and 2 investments, respectively, to Credit Fund for proceeds of $135,466 and $39,838, respectively, and realized gains of $190 and $0, respectively. See Note 5, Middle Market Credit Fund, LLC, for further information about Credit Fund.
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
Together with Credit Partners, the Company co-invests through Credit Fund. Investment opportunities for Credit Fund are sourced primarily by the Company and its affiliates. Portfolio and investment decisions with respect to Credit Fund must be unanimously approved by a quorum of Credit Fund’s investment committee consisting of an equal number of representatives of the Company and Credit Partners. Therefore, although the Company owns more than 25% of the voting securities of Credit Fund, the Company does not believe that it has control over Credit Fund (other than for purposes of the Investment Company Act). Middle Market Credit Fund SPV, LLC (the “Credit Fund Sub”) and MMCF CLO 2017-1 LLC (the “2017-1 Issuer”), each a Delaware limited liability company, were formed on April 5, 2016 and October 6, 2017, respectively. Credit Fund Sub and the 2017-1 Issuer are wholly owned subsidiaries of Credit Fund and are consolidated in Credit Fund’s consolidated financial statements commencing from the date of their respective formations. Credit Fund Sub and the 2017-1 Issuer primarily invest in first lien loans of middle market companies. Credit Fund and its wholly owned subsidiaries follow the same Internal Risk Rating System as the Company.

Credit Fund, the Company and Credit Partners entered into an administration agreement with CGCA, the administrative agent of Credit Fund (in such capacity, the “Administrative Agent”), pursuant to which the Administrative Agent is delegated certain administrative and non-discretionary functions, is authorized to enter into sub-administration agreements at our expense with the approval of the board of managers of Credit Fund, and is reimbursed by Credit Fund for its costs and expenses and Credit Fund’s allocable portion of overhead incurred by the Administrative Agent in performing its obligations thereunder.
Selected Financial Data
Since inception of Credit Fund and through December 31, 2017 and 2016, the Company and Credit Partners each made capital contributions of $1 in members’ equity and $86,500 and $35,000, respectively, in subordinated loans to Credit Fund. As of December 31, 2017 and 2016, Credit Fund had net borrowings of $85,750 and $62,384, respectively, in mezzanine loans under a revolving credit facility with the Company (the “Credit Fund Facility”). As of December 31, 2017 and 2016, Credit Fund had subordinated loans and members’ capital of $173,532 and $74,547, respectively. As of December 31, 2017 and 2016, the Company’s ownership interest in such subordinated loans and members’ capital was $86,766 and $37,273, respectively, and in such mezzanine loans was $85,750 and $62,384, respectively.
As of December 31, 2017 and 2016, Credit Fund held cash and cash equivalents totaling $19,502 and $6,103, respectively.
As of December 31, 2017 and 2016, Credit Fund had total investments at fair value of $984,773 and $437,829, respectively, which was comprised of first lien senior secured loans and second lien senior secured loans to 51 and 28 portfolio companies, respectively. As of December 31, 2017 and 2016, no loans in Credit Fund’s portfolio were on non-accrual status or contained PIK provisions. All investments in the portfolio were floating rate debt investments with an interest rate floor. The portfolio companies in Credit Fund are U.S. middle market companies in industries similar to those in which the Company may invest directly. Additionally, as of December 31, 2017 and 2016, Credit Fund had commitments to fund various undrawn revolvers and delayed draw investments to its portfolio companies totaling $72,458 and $30,361, respectively.
Below is a summary of Credit Fund’s portfolio, followed by a listing of the loans in Credit Fund’s portfolio as of December 31, 2017 and 2016:

	As of December 31, 2017	As of December 31, 2016
Senior secured loans (1)	$993,380	$439,086
Weighted average yields of senior secured loans based on amortized cost (2)	6.80%	6.47%
Weighted average yields of senior secured loans based on fair value (2)	6.79%	6.41%
Number of portfolio companies in Credit Fund	51	28
Average amount per portfolio company (1)	$19,478	$15,682

(1)	At par/principal amount.

(2)
Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of December 31, 2017 and 2016. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.

Consolidated Schedule of Investments as of December 31, 2017
Investments (1)	Industry	Interest Rate	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
First Lien Debt (99.39% of fair value)
Acrisure, LLC (2)(3)(4)(11)	Banking, Finance, Insurance & Real Estate	L + 4.25% (1.00% Floor)	11/22/2023	$21,097	$21,055	$21,291
Advanced Instruments, LLC (2)(3)(4)(7)(10)(11)(13)	Healthcare & Pharmaceuticals	L + 5.25% (1.00% Floor)	10/31/2022	11,910	11,793	11,910
Alpha Packaging Holdings, Inc. (2)(3)(4)(13)	Containers, Packaging & Glass	L + 4.25% (1.00% Floor)	5/12/2020	16,860	16,812	16,860
AM Conservation Holding Corporation (2)(3)(4)(13)	Energy: Electricity	L + 4.50% (1.00% Floor)	10/31/2022	38,700	38,433	38,553
AMS Finco, S.A.R.L. (Alexander Mann Solutions) (United Kingdom) (2)(3)(4)(11)(13)	Business Services	L + 5.50% (1.00% Floor)	5/26/2024	24,875	24,646	24,875
Anaren, Inc. (2)(3)(4)	Telecommunications	L + 4.50% (1.00% Floor)	2/18/2021	9,993	9,971	9,993
AQA Acquisition Holding, Inc. (2)(3)(4)(7)(10)(13)	High Tech Industries	L + 4.50% (1.00% Floor)	5/24/2023	27,403	27,288	27,403
Big Ass Fans, LLC (2)(3)(4)(13)	Capital Equipment	L + 4.25% (1.00% Floor)	5/21/2024	8,000	7,964	8,010
Borchers, Inc. (2)(3)(4)(7)(10)(13)	Chemicals, Plastics & Rubber	L + 4.50% (1.00% Floor)	11/1/2024	15,748	15,694	15,665
Brooks Equipment Company, LLC (2)(3)(4)(13)	Construction & Building	L + 5.00% (1.00% Floor)	8/29/2020	7,061	7,045	7,061
DBI Holding LLC (2)(3)(4)(11)(13)	Transportation: Cargo	L + 5.25% (1.00% Floor)	8/1/2021	19,800	19,659	19,833
DecoPac, Inc. (2)(3)(4)(7)(10)(13)	Non-durable Consumer Goods	L + 4.25% (1.00% Floor)	9/29/2024	13,414	13,270	13,415
Dent Wizard International Corporation (2)(3)(4)(11)	Automotive	L + 4.75% (1.00% Floor)	4/7/2020	24,502	24,382	24,475
DTI Holdco, Inc. (2)(3)(4)(11)(13)	High Tech Industries	L + 5.25% (1.00% Floor)	9/30/2023	19,750	19,575	19,663
EIP Merger Sub, LLC (Evolve IP) (2)(3)(4)(8)(11)(13)	Telecommunications	L + 6.25% (1.00% Floor)	6/7/2022	22,663	22,127	22,153
EIP Merger Sub, LLC (Evolve IP) (2)(3)(9)(11)(13)	Telecommunications	L + 6.25% (1.00% Floor)	6/7/2022	1,500	1,462	1,470
Empower Payments Acquisitions, Inc. (2)(3)(4)(13)	Media: Advertising, Printing & Publishing	L + 5.50% (1.00% Floor)	11/30/2023	17,325	17,018	17,325
FCX Holdings Corp. (2)(3)(4)(11)	Capital Equipment	L + 4.50% (1.00% Floor)	8/4/2020	18,491	18,438	18,512
Golden West Packaging Group LLC (2)(3)(4)(11)(13)	Containers, Packaging & Glass	L + 5.25% (1.00% Floor)	6/20/2023	20,895	20,709	20,895
HMT Holding Inc. (2)(3)(4)(7)(10)(13)	Energy: Oil & Gas	L + 4.50% (1.00% Floor)	11/17/2023	35,062	34,387	34,709
J.S. Held LLC (2)(3)(4)(7)(10)(13)	Banking, Finance, Insurance & Real Estate	L + 5.50% (1.00% Floor)	9/27/2023	18,204	18,018	18,144
Jensen Hughes, Inc. (2)(3)(4)(7)(10)(11)(13)	Utilities: Electric	L + 5.00% (1.00% Floor)	12/4/2021	20,963	20,784	20,963
Kestra Financial, Inc. (2)(3)(4)(13)	Banking, Finance, Insurance & Real Estate	L + 5.25% (1.00% Floor)	6/24/2022	17,206	17,009	17,203
Mold-Rite Plastics, LLC (2)(3)(4)(11)	Chemicals, Plastics & Rubber	L + 4.50% (1.00% Floor)	12/14/2021	15,000	14,946	14,993
MSHC, Inc. (2)(3)(4)(13)	Construction & Building	L + 4.25% (1.00% Floor)	7/31/2023	10,000	9,957	10,032
North American Dental Management, LLC (2)(3)(4)(7)(10)(11)(13)	Healthcare & Pharmaceuticals	L + 5.00% (1.00% Floor)	7/7/2023	23,978	23,157	23,577
North Haven CA Holdings, Inc. (CoAdvantage) (2)(3)(4)(7)(10)(13)	Business Services	L + 4.50% (1.00% Floor)	10/2/2023	31,565	31,237	31,436
Odyssey Logistics & Technology Corporation (2)(3)(4)(11)(13)	Transportation: Cargo	L + 4.25% (1.00% Floor)	10/12/2024	20,000	19,906	19,998
PAI Holdco, Inc. (Parts Authority) (2)(3)(4)(7)(10)(11)(13)	Automotive	L + 4.75% (1.00% Floor)	12/30/2022	16,564	16,459	16,515
Paradigm Acquisition Corp. (2)(3)(4)(13)	Business Services	L + 4.25% (1.00% Floor)	10/12/2024	23,500	23,445	23,554
Pasternack Enterprises, Inc. (Infinite RF) (2)(3)(4)(11)	Capital Equipment	L + 5.00% (1.00% Floor)	5/27/2022	20,228	20,134	20,174
Premier Senior Marketing, LLC (2)(3)(4)(11)(13)	Banking, Finance, Insurance & Real Estate	L + 5.00% (1.00% Floor)	7/1/2022	11,675	11,606	11,628
PSI Services LLC (2)(3)(4)(7)(10)(11)(13)	Business Services	L + 5.00% (1.00% Floor)	1/20/2023	30,676	30,171	30,082
Q Holding Company (2)(3)(4)(13)	Automotive	L + 5.00% (1.00% Floor)	12/18/2021	17,277	17,227	17,277
QW Holding Corporation (Quala) (2)(3)(4)(7)(10)(11)(13)	Environmental Industries	L + 6.75% (1.00% Floor)	8/31/2022	11,453	10,879	10,933
Radiology Partners, Inc. (2)(3)(4)(7)(10)(12)	Healthcare & Pharmaceuticals	L + 5.75% (1.00% Floor)	12/4/2023	25,793	25,494	25,642
Restaurant Technologies, Inc. (2)(3)(4)(11)(13)	Retail	L + 4.75% (1.00% Floor)	11/23/2022	17,369	17,241	17,219
Sovos Brands Intermediate, Inc. (2)(3)(4)(7)(10)(13)	Beverage, Food & Tobacco	L + 4.50% (1.00% Floor)	7/18/2024	21,568	21,419	21,633
Superion (fka Ramundsen Public Sector, LLC) (2)(3)(4)(13)	Sovereign & Public Finance	L + 4.25% (1.00% Floor)	2/1/2024	3,970	3,955	4,000
Surgical Information Systems, LLC (2)(3)(4)(9)(11)(13)	High Tech Industries	L + 5.00% (1.00% Floor)	4/24/2023	30,000	29,728	30,075

Consolidated Schedule of Investments as of December 31, 2017
Investments (1)	Industry	Interest Rate	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
First Lien Debt (99.39% of fair value)
Systems Maintenance Services Holding, Inc. (2)(3)(4)(11)(13)	High Tech Industries	L + 5.00% (1.00% Floor)	10/28/2023	$24,255	$24,126	$20,617
T2 Systems Canada, Inc. (2)(3)(4)	Transportation: Consumer	L + 6.75% (1.00% Floor)	9/28/2022	2,673	2,617	2,634
T2 Systems, Inc. (2)(3)(4)(7)(10)(13)	Transportation: Consumer	L + 6.75% (1.00% Floor)	9/28/2022	15,929	15,577	15,679
Teaching Strategies, LLC (2)(3)(4)(7)(10)(11)(13)	Media: Advertising, Printing & Publishing	L + 4.75% (1.00% Floor)	2/27/2023	17,964	17,803	17,952
The Original Cakerie, Ltd. (Canada) (2)(3)(4)(7)(10)(11)	Beverage, Food & Tobacco	L + 5.00% (1.00% Floor)	7/20/2021	6,939	6,879	6,922
The Original Cakerie, Co. (Canada) (2)(3)(11)(13)	Beverage, Food & Tobacco	L + 5.50% (1.00% Floor)	7/20/2021	3,585	3,572	3,579
ThoughtWorks, Inc. (2)(3)(11)(13)	Business Services	L + 4.50% (1.00% Floor)	10/12/2024	8,000	7,980	8,032
U.S. Acute Care Solutions, LLC (2)(3)(4)(13)	Healthcare & Pharmaceuticals	L + 5.00% (1.00% Floor)	5/15/2021	32,030	31,808	31,537
U.S. TelePacific Holdings Corp. (2)(3)(4)(13)	Telecommunications	L + 5.00% (1.00% Floor)	5/2/2023	29,850	29,566	28,581
Valicor Environmental Services, LLC (2)(3)(4)(7)(10)(11)(13)	Environmental Industries	L + 5.00% (1.00% Floor)	6/1/2023	27,047	26,576	26,984
WIRB - Copernicus Group, Inc. (2)(3)(4)(13)	Healthcare & Pharmaceuticals	L + 5.00% (1.00% Floor)	8/12/2022	14,838	14,780	14,838
WRE Holding Corp. (2)(3)(4)(7)(10)(11)(13)	Environmental Industries	L + 4.75% (1.00% Floor)	1/3/2023	5,367	5,283	5,279
Zest Holdings, LLC (2)(3)(4)(11)	Durable Consumer Goods	L + 4.25% (1.00% Floor)	8/16/2023	19,152	19,107	19,272
Zywave, Inc. (2)(3)(4)(7)(10)(13)	High Tech Industries	L + 5.00% (1.00% Floor)	11/17/2022	17,663	17,508	17,663
First Lien Debt Total					$977,682	$978,718
Second Lien Debt (0.61% of fair value)
Paradigm Acquisition Corp. (2)(3)(12)(13)	Business Services	L + 8.50% (1.00% Floor)	10/12/2025	$4,800	$4,753	$4,792
Superion, LLC (fka Ramundsen Public Sector, LLC) (2)(3)(13)	Sovereign & Public Finance	L + 8.50% (1.00% Floor)	2/1/2025	200	198	202
Zywave, Inc. (2)(3)(13)	High Tech Industries	L + 9.00% (1.00% Floor)	11/17/2023	1,050	1,036	1,061
Second Lien Debt Total					$5,987	$6,055
Total Investments					$983,669	$984,773

(1)
Unless otherwise indicated, issuers of investments held by Credit Fund are domiciled in the United States. As of December 31, 2017, the geographical composition of investments as a percentage of fair value was 1.07% in Canada, 2.52% in the United Kingdom, and 96.41% in the United States.

(2)
Variable rate loans to the portfolio companies bear interest at a rate that may be determined by reference to either LIBOR or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate (“P”)), which generally resets quarterly. For each such loan, Credit Fund has provided the interest rate in effect as of December 31, 2017. As of December 31, 2017, all of Credit Fund’s LIBOR loans were indexed to the 90-day LIBOR rate at 1.69%, except for those loans as indicated in Notes 11 and 12 below.

(3)	Loan includes interest rate floor feature.

(4)
Denotes that all or a portion of the assets are owned by Credit Fund Sub. Credit Fund Sub has entered into a revolving credit facility (the “Credit Fund Sub Facility”). The lenders of the Credit Fund Sub Facility have a first lien security interest in substantially all of the assets of Credit Fund Sub. Accordingly, such assets are not available to creditors of Credit Fund or the 2017-1 Issuer.

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

(7)
Denotes that all or a portion of the assets are owned by Credit Fund. Credit Fund has entered into the Credit Fund Facility. The lenders of the Credit Fund Facility have a first lien security interest in substantially all of the assets of Credit Fund. Accordingly, such assets are not available to creditors of Credit Fund Sub or the 2017-1 Issuer.

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

(9)
In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company is entitled to receive additional interest as a result of an agreement among lenders as follows: EIP Merger Sub, LLC (Evolve IP) (3.97%) and Surgical Information Systems, LLC (1.01%). Pursuant to the agreement among lenders in respect of this loan, this investment represents a first lien/last out loan, which has a secondary priority behind the first lien/first out loan with respect to principal, interest and other payments.

(10)	As of December 31, 2017, Credit Fund had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

First Lien Debt – unfunded delayed draw and revolving term loans commitments	Type	Unused Fee	Par/ Principal Amount	Fair Value
Advanced Instruments, LLC	Revolver	0.50%	$1,333	$—
AQA Acquisition Holding, Inc.	Revolver	0.50%	2,459	—
Borchers, Inc.	Revolver	0.50%	1,935	(9)
DecoPac, Inc.	Revolver	0.50%	1,457	—
HMT Holding Inc.	Revolver	0.50%	4,938	(43)
Jensen Hughes, Inc.	Delayed Draw	1.00%	1,180	—
Jensen Hughes, Inc.	Revolver	0.50%	2,000	—
J.S. Held LLC	Delayed Draw	1.00%	2,253	(7)
North American Dental Management, LLC	Delayed Draw	1.00%	13,354	(134)
North American Dental Management, LLC	Revolver	0.50%	2,727	(27)
North Haven CA Holdings, Inc. (CoAdvantage)	Revolver	0.50%	3,362	(12)
PAI Holdco, Inc. (Parts Authority)	Delayed Draw	1.00%	3,286	(8)
PSI Services LLC	Revolver	0.50%	302	(6)
QW Holding Corporation (Quala)	Delayed Draw	1.00%	7,515	(171)
QW Holding Corporation (Quala)	Revolver	0.50%	3,849	(88)
Radiology Partners, Inc.	Delayed Draw	1.00%	2,483	(12)
Radiology Partners, Inc.	Revolver	0.50%	1,725	(9)
Sovos Brands Intermediate, Inc.	Revolver	0.50%	3,378	9
T2 Systems, Inc.	Revolver	0.50%	1,173	(17)
Teaching Strategies, LLC	Revolver	0.50%	1,900	(1)
The Original Cakerie, Ltd. (Canada)	Revolver	0.50%	1,665	(3)
Valicor Environmental Services, LLC	Revolver	0.50%	2,838	(6)
WRE Holding Corp.	Delayed Draw	1.04%	3,435	(32)
WRE Holding Corp.	Revolver	0.50%	748	(7)
Zywave, Inc.	Revolver	0.50%	1,163	—
Total unfunded commitments			$72,458	$(583)

(11)	As of December 31, 2017, this LIBOR loan was indexed to the 30-day LIBOR rate at 1.56%.

(12)	As of December 31, 2017, this LIBOR loan was indexed to the 180-day LIBOR rate at 1.84%.

(13)
Denotes that all or a portion of the assets are owned by the 2017-1 Issuer and secure the notes issued in connection with a $399,900 term debt securitization completed by Credit Fund on December 19, 2017 (the “2017-1 Debt Securitization”). Accordingly, such assets are not available to creditors of Credit Fund or Credit Fund Sub.

Consolidated Schedule of Investments as of December 31, 2016
Investments (1)	Industry (2)	Interest Rate	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
First Lien Debt (99.31% of fair value)
AM Conservation Holding Corporation (2) (3) (4)	Energy: Electricity	L + 4.75% (1.00% Floor)	10/31/2022	$30,000	$29,721	$29,925
Datapipe, Inc. (2) (3) (4) (11)	Telecommunications	L + 4.75% (1.00% Floor)	3/15/2019	9,750	9,654	9,764
Dimora Brands, Inc. (fka TK USA Enterprises, Inc.) (2) (3) (4) (11)	Construction & Building	L + 4.50% (1.00% Floor)	4/4/2023	19,850	19,580	19,723
Diversitech Corporation (2) (4) (10) (11)	Capital Equipment	P + 3.50%	11/19/2021	14,803	14,617	14,803
DTI Holdco, Inc. (2) (3) (4) (7)	High Tech Industries	L + 5.25% (1.00% Floor)	9/30/2023	19,950	19,751	19,651
DYK Prime Acquisition LLC (2) (3) (4)	Chemicals, Plastics & Rubber	L + 4.75% (1.00% Floor)	4/1/2022	5,775	5,735	5,775
EAG, Inc. (2) (3) (4) (11)	Business Services	L + 4.25% (1.00% Floor)	7/28/2018	8,713	8,686	8,720
EIP Merger Sub, LLC (Evolve IP) (2) (3) (4) (8)	Telecommunications	L + 6.25% (1.00% Floor)	6/7/2021	22,971	22,323	22,509
EIP Merger Sub, LLC (Evolve IP) (2) (3) (4) (9)	Telecommunications	L + 6.25% (1.00% Floor)	6/7/2021	1,500	1,455	1,468
Empower Payments Acquisitions, Inc. (2) (3) (7)	Media: Advertising, Printing & Publishing	L + 5.50% (1.00% Floor)	11/30/2023	17,500	17,154	17,279
Generation Brands Holdings, Inc. (2) (3) (4)	Durable Consumer Goods	L + 5.00% (1.00% Floor)	6/10/2022	19,900	19,712	20,099
Jensen Hughes, Inc. (2) (3) (4) (10)	Utilities: Electric	L + 5.00% (1.00% Floor)	12/4/2021	20,409	20,188	20,327
Kestra Financial, Inc. (2) (3) (4)	Banking, Finance, Insurance & Real Estate	L + 5.25% (1.00% Floor)	6/24/2022	19,900	19,632	19,814
MSHC, Inc. (2) (3) (4) (10)	Construction & Building	L + 5.00% (1.00% Floor)	7/19/2021	13,177	13,062	13,003
PAI Holdco, Inc. (Parts Authority) (2) (3) (4)	Automotive	L + 4.75% (1.00% Floor)	12/30/2022	9,950	9,886	9,950
Pasternack Enterprises, Inc. (Infinite RF) (2) (3) (4)	Capital Equipment	L + 5.00% (1.00% Floor)	5/27/2022	11,941	11,844	11,941
Q Holding Company (2) (3) (4)	Automotive	L + 5.00% (1.00% Floor)	12/18/2021	13,964	13,828	13,941
QW Holding Corporation (Quala) (2) (3) (4) (7) (10)	Environmental Industries	L + 6.75% (1.00% Floor)	8/31/2022	8,975	8,413	9,030
RelaDyne Inc. (2) (3) (4) (10)	Wholesale	L + 5.25% (1.00% Floor)	7/22/2022	23,514	23,117	23,443
Restaurant Technologies, Inc. (2) (3) (4)	Retail	L + 4.75% (1.00% Floor)	11/23/2022	14,000	13,871	13,969
Systems Maintenance Services Holding, Inc. (2) (3) (4)	High Tech Industries	L + 5.00% (1.00% Floor)	10/30/2023	12,000	11,885	12,001
T2 Systems Canada, Inc. (2) (3) (4) (11)	Transportation: Consumer	L + 6.75% (1.00% Floor)	9/28/2022	2,700	2,635	2,727
T2 Systems, Inc. (2) (3) (4) (10) (11)	Transportation: Consumer	L + 6.75% (1.00% Floor)	9/28/2022	15,300	14,888	15,473
The Original Cakerie, Ltd. (Canada) (2) (3) (4) (10)	Beverage, Food & Tobacco	L + 5.00% (1.00% Floor)	7/20/2021	7,009	6,946	7,009
The Original Cakerie, Co. (Canada) (2) (3) (4)	Beverage, Food & Tobacco	L + 5.50% (1.00% Floor)	7/20/2021	3,621	3,591	3,621
U.S. Acute Care Solutions, LLC (2) (3) (4)	Health & Pharmaceuticals	L + 5.00% (1.00% Floor)	5/15/2021	26,400	26,154	26,336
U.S. Anesthesia Partners, Inc. (2) (3) (4)	Health & Pharmaceuticals	L + 5.00% (1.00% Floor)	12/31/2019	10,374	10,275	10,362
Vantage Specialty Chemicals, Inc. (2) (3) (4) (11)	Chemicals, Plastics & Rubber	L + 4.50% (1.00% Floor)	2/5/2021	17,910	17,786	17,903
WIRB – Copernicus Group, Inc. (2) (3) (4)	Health & Pharmaceuticals	L + 5.00% (1.00% Floor)	8/12/2022	$7,980	$7,916	$8,050
Zest Holdings, LLC (2) (3) (4)	Durable Consumer Goods	L + 4.75% (1.00% Floor)	8/16/2020	8,700	8,658	8,749
Zywave, Inc. (2) (3) (4) (7) (10)	High Tech Industries	L + 5.00% (1.00% Floor)	11/17/2022	17,500	17,315	17,434
First Lien Debt Total					$430,278	$434,799
Second Lien Debt (0.69% of fair value)
Vantage Specialty Chemicals, Inc. (2) (3) (4) (11)	Chemicals, Plastics & Rubber	L + 8.75% (1.00% Floor)	2/5/2022	$2,000	$1,960	$1,987
Zywave, Inc. (2) (3) (4)	High Tech Industries	L + 9.00% (1.00% Floor)	11/17/2023	1,050	1,034	1,043
Second Lien Debt Total					$2,994	$3,030
Total Investments					$433,272	$437,829

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

Below is certain summarized consolidated financial information for Credit Fund as of December 31, 2017 and 2016, respectively. Credit Fund commenced operations in May 2016.

	December 31, 2017	December 31, 2016
Selected Consolidated Balance Sheet Information
ASSETS
Investments, at fair value (amortized cost of $983,669 and $433,272, respectively)	$984,773	$437,829
Cash and other assets	26,441	11,326
Total assets	$1,011,214	$449,155
LIABILITIES AND MEMBERS’ EQUITY
Secured borrowings	$377,686	$248,540
2017-1 Notes payable, net of unamortized debt issuance costs of $2,051	348,938	—
Mezzanine loans	85,750	62,384
Other liabilities	25,308	63,684
Subordinated loans and members’ equity	173,532	74,547
Liabilities and members’ equity	$1,011,214	$449,155

	For the years ended
	December 31, 2017	December 31, 2016
Selected Consolidated Statement of Operations Information:
Total investment income	$49,504	$9,973
Expenses
Interest and credit facility expenses	29,191	5,410
Other expenses	3,493	1,266
Total expenses	32,684	6,676
Net investment income (loss)	16,820	3,297
Net realized gain (loss) on investments	17	41
Net change in unrealized appreciation (depreciation) on investments	(3,453)	4,557
Net increase (decrease) resulting from operations	$13,384	$7,895

Debt
Credit Fund Facility
On June 24, 2016, Credit Fund entered into the Credit Fund Facility with the Company pursuant to which Credit Fund may from time to time request mezzanine loans from the Company, which was subsequently amended on June 5, 2017, October 2, 2017 and November 3, 2017. The maximum principal amount of the Credit Fund Facility is $175,000. The maturity date of the Credit Fund Facility is June 22, 2018. Amounts borrowed under the Credit Fund Facility bear interest at a rate of LIBOR plus 9.00%.
During the year ended December 31, 2017 and 2016, there were mezzanine loan borrowings of $135,960 and $84,784, respectively, and repayments of $112,594 and $22,400 under the Credit Fund Facility. As of December 31, 2017 and 2016, there were $85,750 and $62,384 in mezzanine loans outstanding.
As of December 31, 2017 and 2016, Credit Fund was in compliance with all covenants and other requirements of the Credit Fund Facility.
Credit Fund Sub Facility
On June 24, 2016, Credit Fund Sub closed on the Credit Fund Sub Facility with lenders, which was subsequently amended on May 31, 2017 and October 27, 2017. The Credit Fund Sub Facility provides for secured borrowings during the applicable revolving period up to an amount equal to $640,000. The facility is secured by a first lien security interest in substantially all of the portfolio investments held by Credit Fund Sub. The maturity date of the Credit Fund Sub Facility is May 22, 2023. Amounts borrowed under the Credit Fund Sub Facility bear interest at a rate of LIBOR plus 2.50%.

During the year ended December 31, 2017 and 2016, there were secured borrowings of $466,605 and $248,540, respectively, and repayments of $337,459 and $0, respectively, under the Credit Fund Sub Facility. As of December 31, 2017 and 2016, there was $377,686 and $248,540 in secured borrowings outstanding respectively.
As of December 31, 2017 and 2016, Credit Fund Sub was in compliance with all covenants and other requirements of the Credit Fund Sub Facility.
2017-1 Notes
On December 19, 2017, Credit Fund completed the 2017-1 Debt Securitization. The notes offered in the 2017-1 Debt Securitization (the “2017-1 Notes”) were issued by the 2017-1 Issuer, a wholly owned and consolidated subsidiary of Credit Fund, and are secured by a diversified portfolio of the 2017-1 Issuer consisting primarily of first and second lien senior secured loans. The 2017-1 Debt Securitization was executed through a private placement of the 2017-1 Notes, consisting of $231,700 of Aaa/AAA Class A-1 Notes, which bear interest at the three-month LIBOR plus 1.17%; $48,300 of Aa2/AA Class A-2 Notes, which bear interest at the three-month LIBOR plus 1.50%; $15,000 of A2/A Class B-1 Notes, which bear interest at the three-month LIBOR plus 2.25%; $9,000 of A2/A Class B-2 Notes which bear interest at 4.30%; $22,900 of Baa2/BBB Class C Notes which bear interest at the three-month LIBOR plus 3.20%; and $25,100 of Ba2/BB Class D Notes which bear interest at the three-month LIBOR plus 6.38%. The 2017-1 Notes are scheduled to mature on January 15, 2028. Credit Fund received 100% of the preferred interests issued by the 2017-1 Issuer (the “2017-1 Issuer Preferred Interests”) on the closing date of the 2017-1 Debt Securitization in exchange for Credit Fund's contribution to the 2017-1 Issuer of the initial closing date loan portfolio. The 2017-1 Issuer Preferred Interests do not bear interest and had a nominal value of $47,900 at closing.
6. BORROWINGS
In accordance with the Investment Company Act, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 200% after such borrowing. As of December 31, 2017 and 2016, asset coverage was 234.86% and 209.97%, respectively. During the years ended December 31, 2017, 2016 and 2015, there were secured borrowings of $816,216, $566,351 and $402,200, respectively, under the SPV Credit Facility and Credit Facility and repayments of $675,208, $378,779 and $476,328, respectively, under the SPV Credit Facility and Credit Facility. As of December 31, 2017 and 2016, there were $562,893 and $421,885, respectively, in secured borrowings outstanding.
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
As of December 31, 2017 and 2016, the SPV was in compliance with all covenants and other requirements of the SPV Credit Facility.
Credit Facility
The Company closed on March 21, 2014 on the Credit Facility, which was subsequently amended on January 8, 2015, May 25, 2016 and March 22, 2017. The maximum principal amount of the Credit Facility is $413,000, subject to availability under the Credit Facility, which is based on certain advance rates multiplied by the value of the Company’s portfolio investments (subject to certain concentration limitations) net of certain other indebtedness that the Company may incur in accordance with the terms of the Credit Facility. Proceeds of the Credit Facility may be used for general corporate purposes, including the funding of portfolio investments. Maximum capacity under the Credit Facility may be increased to $550,000 through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Credit Facility includes a $20,000 limit for swingline loans and a $5,000 limit for letters of credit. The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Credit Facility, including amounts drawn in respect of letters of credit, bear interest at either LIBOR plus an applicable spread of 2.25%, or an “alternative base rate” (which is the highest of a prime rate, the federal funds effective rate plus 0.50%, or one month LIBOR plus 1.00%) plus an applicable spread of 1.25%. The Company may elect either the LIBOR or the “alternative base rate” at the time of drawdown, and loans may be converted from one rate to another at any time, subject to certain conditions. The Company also pays a fee of 0.375% on undrawn amounts under the Credit Facility and, in respect of each undrawn letter of credit, a fee and interest rate equal to the then-applicable margin under the Credit Facility while the letter of credit is outstanding. The availability period under the Credit Facility will terminate on March 21, 2021 and the Credit Facility will mature on March 21, 2022. During the period from March 21, 2021 to March 21, 2022, the Company will be obligated to make mandatory prepayments under the Credit Facility out of the proceeds of certain asset sales, other recovery events and equity and debt issuances.
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
As of December 31, 2017 and 2016, the Company was in compliance with all covenants and other requirements of the Credit Facility.
Summary of Facilities
The Facilities consisted of the following as of December 31, 2017 and 2016:

	December 31, 2017
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
SPV Credit Facility	$400,000	$287,393	$112,607	$27,147
Credit Facility	413,000	275,500	137,500	137,500
Total	$813,000	$562,893	$250,107	$164,647

	December 31, 2016
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
SPV Credit Facility	$400,000	$252,885	$147,115	$5,988
Credit Facility	220,000	169,000	51,000	51,000
Total	$620,000	$421,885	$198,115	$56,988

(1)	The unused portion is the amount upon which commitment fees are based.

(2)	Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.

As of December 31, 2017 and 2016, $3,140 and $1,667, respectively, of interest expense, $186 and $203, respectively, of unused commitment fees and $23 and $23, respectively, of other fees were included in interest and credit facility fees payable. For the years ended December 31, 2017 and 2016 and 2015, the weighted average interest rate was 3.31%, 2.73% and 2.23%, respectively, and average principal debt outstanding was $455,144, $307,734 and $265,277, respectively. As of December 31, 2017 and 2016, the weighted average interest rate was 3.56% and 2.92%, respectively, based on floating LIBOR rates.
For the years ended December 31, 2017, 2016 and 2015, the components of interest expense and credit facility fees were as follows:

	For the years ended December 31,
	2017	2016	2015
Interest expense	$15,296	$8,559	$6,008
Facility unused commitment fee	1,117	1,253	847
Amortization of deferred financing costs	745	1,213	945
Other fees	121	107	106
Total interest expense and credit facility fees	$17,279	$11,132	$7,906
Cash paid for interest expense	$13,806	$7,828	$6,062
7. 2015-1 Notes
On June 26, 2015, the Company completed the 2015-1 Debt Securitization. The 2015-1 Notes were issued by the 2015-1 Issuer, a wholly owned and consolidated subsidiary of the Company, and are secured by a diversified portfolio of the 2015-1 Issuer consisting primarily of first and second lien senior secured loans. The 2015-1 Debt Securitization was executed through a private placement of the 2015-1 Notes, consisting of $160,000 of Aaa/AAA Class A-1A Notes which bear interest at the three-month London Interbank Offered Rate (“LIBOR”) plus 1.85%; $40,000 of Aaa/AAA Class A-1B Notes which bear interest at the three-month LIBOR plus 1.75% for the first 24 months and the three-month LIBOR plus 2.05% thereafter; $27,000 of Aaa/AAA Class A-1C Notes which bear interest at 3.75%; and $46,000 of Aa2 Class A-2 Notes which bear interest at the three month LIBOR plus 2.70%. The 2015-1 Notes were issued at par and are scheduled to mature on July 15, 2027. The Company received 100% of the preferred interests issued by the 2015-1 Issuer (the “2015-1 Issuer Preferred Interests”) on the closing date of the 2015-1 Debt Securitization in exchange for the Company’s contribution to the 2015-1 Issuer of the initial closing date loan portfolio. The 2015-1 Issuer Preferred Interests do not bear interest and had a nominal value of $125,900 at closing. In connection with the contribution, the Company made customary representations, warranties and covenants to the 2015-1 Issuer in the purchase agreement. The Class A-1A, Class A-1B and Class A-1C and Class A-2 Notes are included in these consolidated financial statements. The 2015-1 Issuer Preferred Interests were eliminated in consolidation.
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
The Investment Adviser serves as collateral manager to the 2015-1 Issuer under a collateral management agreement (the “Collateral Management Agreement”). Pursuant to the Collateral Management Agreement, the 2015-1 Issuer pays management fees (comprised of base management fees, subordinated management fees and incentive management fees) to the Investment Adviser for rendering collateral management services. As per the Collateral Management Agreement, for the period the Company retains all of the 2015-1 Issuer Preferred Interests, the Investment Adviser does not earn management fees for providing such collateral management services. The Company currently retains all of the 2015-1 Issuer Preferred Interests, thus the Investment Adviser did not earn any management fees from the 2015-1 Issuer for the year ended December 31, 2017. Any such waived fees may not be recaptured by the Investment Adviser.
Pursuant to an undertaking by the Company in connection with the 2015-1 Debt Securitization, the Company has agreed to hold on an ongoing basis the 2015-1 Issuer Preferred Interests with an aggregate dollar purchase price at least equal to 5% of the aggregate outstanding amount of all collateral obligations by the 2015-1 Issuer for so long as any securities of the 2015-1 Issuer remain outstanding. As of December 31, 2017, the Company was in compliance with its undertaking.
The 2015-1 Issuer pays ongoing administrative expenses to the trustee, independent accountants, legal counsel, rating agencies and independent managers in connection with developing and maintaining reports, and providing required services in connection with the administration of the 2015-1 Issuer.
As of December 31, 2017, there were 61 first lien and second lien senior secured loans with a total fair value of approximately $394,162 and cash of $1,291 securing the 2015-1 Notes. The pool of loans in the securitization must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture governing the 2015-1 Notes.
For the years ended December 31, 2017 and 2016, the weighted average interest rate, which includes amortization of debt issuance costs on the 2015-1 Notes, was 3.33% and 2.89%, respectively, based on floating LIBOR rates.
As of December 31, 2017 and 2016, $2,003 and $1,706, respectively, of interest expense was included in interest and credit facility fees payable. For the years ended December 31, 2017, 2016 and 2015, the components of interest expense on the 2015-1 Notes were as follows:

	For the years ended December 31,
	2017	2016	2015
Interest expense	$9,010	$7,698	$3,468
Amortization of deferred financing costs	204	205	106
Total interest expense and credit facility fees	$9,214	$7,903	$3,574
Cash paid for interest expense	$8,713	$7,439	$2,021
8. COMMITMENTS AND CONTINGENCIES
A summary of significant contractual payment obligations was as follows as of December 31, 2017 and 2016:

	SPV Credit Facility and Credit Facility		2015-1 Notes
Payment Due by Period	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Less than 1 Year	$—	$—	$—	$—
1-3 Years	—	—	—	—
3-5 Years	562,893	421,885	—	—
More than 5 Years	—	—	273,000	273,000
Total	$562,893	$421,885	$273,000	$273,000

In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of December 31, 2017 and 2016 for any such exposure.
Upon the completion of the IPO, uncalled capital commitments payable to the Company by the Company’s pre-IPO investors were automatically reduced to zero.

The Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par Value as of
	December 31, 2017	December 31, 2016
Unfunded delayed draw commitments	$39,383	$35,704
Unfunded revolving term loan commitments	78,991	24,063
Total unfunded commitments	$118,374	$59,767
9. NET ASSETS
The Company has the authority to issue 200,000,000 shares of common stock, $0.01 per share par value.
During the year ended December 31, 2017, the Company issued 20,505,285 shares for $373,700 including the reinvestment of dividends. In connection with the NFIC Acquisition, the Company issued 434,233 shares of common stock valued at approximately $8,046. See Note 14 for additional information regarding the NFIC Acquisition. In connection with the Company’s IPO, the Company issued 9,454,200 shares of common stock (including shares issued pursuant to the exercise of the underwriters’ over-allotment option) at a public offering price of $18.50 per share. Net of underwriting costs, the Company received cash proceeds of $169,488. The following table summarizes capital activity during the year ended December 31, 2017:

	Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss) on Investments	Accumulated Net Unrealized Appreciation (Depreciation) on Investments	Total Net Assets
	Shares	Amount
Balance, beginning of year	41,702,318	$417	$799,580	$(74)	$(3,207)	$(25,357)	$(7,222)	$764,137
Common stock issued	20,146,561	201	366,818	—	—	—	—	367,019
Reinvestment of dividends	358,724	4	6,677	—	—	—	—	6,681
Offering costs	—	—	—	(1,544)	—	—	—	(1,544)
Net investment income (loss)	—	—	—	—	92,151	—	—	92,151
Net realized gain (loss) on investments	—	—	—	—	—	(11,692)	—	(11,692)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	—	3,741	3,741
Dividends declared	—	—	—	—	(93,189)	—	—	(93,189)
Tax reclassification of stockholders’ equity in accordance with US GAAP	—	—	(268)	—	6,767	(6,499)	—	—
Balance, end of year	62,207,603	$622	$1,172,807	$(1,618)	$2,522	$(43,548)	$(3,481)	$1,127,304

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

During the year ended December 31, 2015, the Company issued 13,591,386 shares for $262,485 including reinvestment of dividends. The following table summarizes capital activity during the year ended December 31, 2015:

	Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss) on Investments	Accumulated Net Unrealized Appreciation (Depreciation) on Investments	Total Net Assets
	Shares	Amount
Balance, beginning of year	17,932,697	$179	$351,636	$(74)	$(4,388)	$(57)	$(9,039)	$338,257
Common stock issued	13,584,508	136	262,218	—	—	—	—	262,354
Reinvestment of dividends	6,878	—	131	—	—	—	—	131
Net investment income (loss)	—	—	—	—	35,524	—	—	35,524
Net realized gain (loss) on investments	—	—	—	—	—	1,164	—	1,164
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	—	(18,015)	(18,015)
Dividends declared	—	—	—	—	(47,689)	—	—	(47,689)
Tax reclassification of stockholders’ equity in accordance with US GAAP	—	—	(41)	—	3,559	(3,518)	—	—
Balance, end of year	31,524,083	$315	$613,944	$(74)	$(12,994)	$(2,411)	$(27,054)	$571,726

The following table summarizes total shares issued and proceeds received related to capital activity during the year ended December 31, 2017:

	Shares Issued	Proceeds Received
January 24, 2017*	5,837	$108
April 24, 2017*	5,133	94
May 19, 2017	2,141,417	39,488
June 9, 2017	8,116,711	149,997
June 9, 2017**	434,233	8,046
June 19, 2017	9,000,000	161,505
July 5, 2017	454,200	7,983
October 18, 2017*	347,754	6,479
Total	20,505,285	$373,700
* Represents shares issued upon the reinvestment of dividends.
** Represents shares issued in accordance with the elections of the NFIC stockholders pursuant to the NFIC Acquisition (see Note 14, NFIC Acquisition)
The following table summarizes total shares issued and proceeds received related to capital activity during the year ended December 31, 2016:

	Shares Issued	Proceeds Received
January 22, 2016*	3,885	$74
March 11, 2016	1,815,181	33,000
April 22, 2016*	2,988	54
May 6, 2016	1,510,859	26,999
June 24, 2016	1,660,333	30,102
July 22, 2016*	3,756	66
August 26, 2016	1,909,449	35,000
September 16, 2016	1,360,948	25,001
October 24, 2016*	4,708	85
November 18, 2016	1,906,128	35,435
Total	10,178,235	$185,816

* Represents shares issued upon the reinvestment of dividends.
The following table summarizes total shares issued and proceeds received related to capital activity during the year ended December 31, 2015:

	Shares Issued	Proceeds Received
January 16, 2015	924,977	$18,000
January 26, 2015*	1,051	20
February 26, 2015	2,312,659	45,005
April 21, 2015*	1,351	25
May 1, 2015	1,462,746	28,085
May 22, 2015	1,708,068	33,000
June 25, 2015	2,412,386	46,992
July 22, 2015*	2,018	38
August 21, 2015	1,032,504	20,002
September 30, 2015	104,954	2,009
October 9, 2015	1,255,914	24,038
October 22, 2015*	2,458	47
December 21, 2015	2,370,300	45,224
Total	13,591,386	$262,485
* Represents shares issued upon the reinvestment of dividends.
Subscription transactions during the years ended December 31, 2017, 2016 and 2015 were executed at an offering price that represented a premium to net asset value due to the requirement to use prior quarter net asset value as the offering price unless it would result in the Company selling shares of its common stock at a price below the current net asset value and also in order to effect a reallocation of organizational costs to subsequent investors. Additionally, on June 19, 2017, the Company closed its IPO, issuing 9,454,200 shares of its common stock (including the exercise of the underwriters’ over-allotment option on July 5, 2017) at a public offering price of $18.50 per share. Net of underwriting costs, the common stock issued in the IPO and net asset value experienced dilution during the period, and such subscription and IPO transactions increased/(decreased) net asset value by $(0.11) per share, $0.01 per share, and $0.11 per share, respectively, for the years ended December 31, 2017, 2016 and 2015, respectively.
The Company computes earnings per common share in accordance with ASC 260, Earnings Per Share. Basic earnings per common share were calculated by dividing net increase (decrease) in net assets resulting from operations attributable to the Company by the weighted-average number of common shares outstanding for the year.
Basic and diluted earnings per common share were as follows:

	For the years ended December 31,
	2017	2016	2015
Net increase (decrease) in net assets resulting from operations	$84,200	$69,809	$18,673
Weighted-average common shares outstanding	52,997,450	36,152,390	24,830,200
Basic and diluted earnings per common share	$1.59	$1.93	$0.75

The following table summarizes the Company’s dividends declared during the three most recent fiscal years:

Date Declared	Record Date	Payment Date	Per Share Amount
March 11, 2015	March 13, 2015	April 17, 2015	$0.37
June 24, 2015	June 30, 2015	July 22, 2015	$0.37
September 24, 2015	September 24, 2015	October 22, 2015	$0.42
December 29, 2015	December 29, 2015	January 22, 2016	$0.40
December 29, 2015	December 29, 2015	January 22, 2016	$0.18	(1)
March 10, 2016	March 14, 2016	April 22, 2016	$0.40
June 8, 2016	June 8, 2016	July 22, 2016	$0.40
September 28, 2016	September 28, 2016	October 24, 2016	$0.40
December 29, 2016	December 29, 2016	January 24, 2017	$0.41
December 29, 2016	December 29, 2016	January 24, 2017	$0.07	(1)
March 20, 2017	March 20, 2017	April 24, 2017	$0.41
June 20, 2017	June 30, 2017	July 18, 2017	$0.37
August 7, 2017	September 29, 2017	October 18, 2017	$0.37
November 7, 2017	December 29, 2017	January 17, 2018	$0.37
December 13, 2017	December 29, 2017	January 17, 2018	$0.12	(1)

(1)	Represents a special dividend.

10. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of consolidated financial highlights for the years ended December 31, 2017, 2016, 2015, 2014 and 2013:

	For the years ended December 31,
	2017	2016	2015	2014	2013
Per Share Data:
Net asset value per share, beginning of year	$18.32	$18.14	$18.86	$19.42	$20.00
Net investment income (loss) (1)	1.74	1.65	1.43	1.09	(0.55)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	(0.19)	0.20	(0.52)	(0.49)	(0.34)
Net increase (decrease) in net assets resulting from operations	1.55	1.85	0.91	0.60	(0.89)
Dividends declared (2)	(1.64)	(1.68)	(1.74)	(1.25)	—
Effect of offering price of subscriptions and the offering price of common stock in the IPO, net of underwriting and offering costs (3)	(0.11)	0.01	0.11	0.09	0.31
Net asset value per share, end of year	$18.12	$18.32	$18.14	$18.86	$19.42
Market price per share, end of year	$20.04	n/a	n/a	n/a	n/a
Number of shares outstanding, end of year	62,207,603	41,702,318	31,524,083	17,932,697	9,575,990
Total return based on net asset value (4)	7.86%	10.25%	5.41%	3.55%	(2.90)%
Total return based on market price (5)	14.97%	n/a	n/a	n/a	n/a
Net assets, end of year	$1,127,304	$764,137	$571,726	$338,257	$186,002
Ratio to average net assets (6):
Expenses net of waiver, before incentive fees	5.25%	5.46%	5.11%	5.78%	9.75%
Expenses net of waiver, after incentive fees	7.39%	7.69%	6.94%	7.15%	9.75%
Expenses gross of waiver, after incentive fees	7.97%	8.62%	7.86%	7.98%	10.21%
Net investment income (loss) (7)	9.35%	8.93%	7.33%	5.45%	(2.45)%
Interest expense and credit facility fees	2.69%	2.85%	2.37%	2.56%	2.23%
Ratios/Supplemental Data:
Asset coverage, end of period	234.86%	209.97%	212.70%	209.67%	378.35%
Portfolio turnover	49.18%	32.39%	26.04%	28.06%	6.43%
Weighted-average shares outstanding	52,997,450	36,152,390	24,830,200	13,091,544	3,016,298

(1)
For the years ended December 31, 2017, 2016, 2015, 2014 and 2013, net investment income (loss) per share was calculated as net investment income (loss) for the year divided by the weighted-average number of shares outstanding for the year. For the year ended December 31, 2013, net investment income (loss) per share was calculated as net investment income (loss) for the period divided by the weighted average number of shares outstanding for the period June 5, 2013 (date of issuance of shares related to the first capital drawdown) through December 31, 2013.

(2)
For the years ended December 31, 2017, 2016, 2015, 2014 and 2013, dividends declared per share was calculated as the sum of dividends declared during the year divided by the number of shares outstanding at each respective quarter-end date (refer to Notes 9 and 12).

(3)	Increase (decrease) is due to the offering price of subscriptions and the issuance of common stock in the IPO, net of underwriting and offering costs during the period (refer to Note 9).

(4)
Total return is based on the change in net asset value per share during the year plus the declared dividends, assuming reinvestment of dividends in accordance with the dividend reinvestment plan, divided by the beginning net asset value for the year. Total return for the year ended December 31, 2013 was calculated for the period from commencement of operations through December 31, 2013. Total return for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 was inclusive of $(0.11), $0.01, $0.11, $0.09, and $0.32 respectively, per share increase (decrease) in net asset value for the years related to the offering price of subscriptions and the offering price of common stock in the IPO, net of underwriting and offering costs during the year. Excluding the effects of these common stock issuances, total return would have been 8.46%, 10.20%, 4.83%, 3.09% and (4.50%), respectively (refer to Note 9).

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
11. LITIGATION
The Company may become party to certain lawsuits in the ordinary course of business. The Company does not believe that the outcome of current matters, if any, will materially impact the Company or its consolidated financial statements. As of December 31, 2017 and 2016, the Company was not subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company.
In addition, portfolio investments of the Company could be the subject of litigation or regulatory investigations in the ordinary course of business. The Company does not believe that the outcome of any current contingent liabilities of its portfolio investments, if any, will materially affect the Company or these consolidated financial statements.
12. TAX
The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of December 31, 2017 and 2016.
In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. As of December 31, 2017 and 2016, the Company had filed tax returns and therefore is subject to examination.
Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are reclassified among the Company’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from US GAAP. As of December 31, 2017 and 2016 , permanent differences primarily due to the tax treatment of passive foreign investment companies and non- deductible excise tax resulted in a net decrease in accumulated net investment loss by $6,767 and $13,380, respectively, net decrease in accumulated net realized gain by $6,499 and $13,302, respectively, and net decrease in additional paid-in capital in excess of par by $268 and $78, respectively, on the Consolidated Statements of Assets and Liabilities. Total earnings and NAV were not affected.
The tax character of the distributions paid for the fiscal years ended December 31, 2017, 2016 and 2015 was as follows:

	For the years ended December 31,
	2017	2016	2015
Ordinary income	$93,189	$63,214	$47,689
Tax return of capital	$—	$—	$—

Income Tax Information and Distributions to Stockholders
As of December 31, 2017 and 2016, the components of accumulated earnings (deficit) on a tax basis were as follows:

	2017	2016
Undistributed ordinary income	$4,291	$5,365
Other book/tax temporary differences(1)	(1,770)	(2,108)
Capital loss carryforwards	(43,967)	(25,414)
Net unrealized appreciation (depreciation) on investments (2)	(3,063)	(13,629)
Total accumulated earnings (deficit)	$(44,509)	$(35,786)

(1)	Consists of the unamortized portion of organization costs as of December 31, 2017 and 2016, respectively.

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
As of December 31, 2017 and 2016, the cost of investments for federal income tax purposes and gross unrealized appreciation and depreciation on investments were as follows:

	2017	2016
Cost of investments	$1,970,594	$1,436,387
Gross unrealized appreciation on investments	25,041	22,390
Gross unrealized depreciation on investments	(28,104)	(36,019)
Net unrealized appreciation (depreciation) on investments	$(3,063)	$(13,629)
On December 22, 2010, the Regulated Investment Company Modernization Act of 2010 (the “RIC Modernization Act”) was enacted which changed various technical rules governing the tax treatment of RICs. The changes are generally effective for taxable years beginning after the date of enactment. Under the RIC Modernization Act, the fund will be permitted to carry forward capital losses incurred in taxable years beginning after the date of enactment for an unlimited period. However, any losses incurred during those future taxable years will be required to be utilized prior to the losses incurred in pre-enactment taxable years, which carry an expiration date. As a result of this ordering rule, pre-enactment capital loss carryforwards may be more likely to expire unused. Additionally, post-enactment capital losses that are carried forward will retain their character as either short-term or long-term losses rather than being considered all short-term as under previous law. As of December 31, 2017 and 2016, the Company did not have any pre-enactment capital loss carryforwards, and had $43,967 and $25,414, respectively, of post enactment capital loss carryforwards, $4,107 and $614 of which were post-enactment short-term capital loss carryforwards, respectively, and $39,860 and $24,800, of which were post-enactment long-term capital loss carryforwards, respectively.

13. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2017
	Q4	Q3	Q2	Q1
Total investment income	$49,510	$42,648	$38,744	$34,099
Net expenses	22,994	17,568	17,296	14,992
Net investment income (loss)	26,516	25,080	21,448	19,107
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	467	463	(5,947)	(2,934)
Net increase (decrease) in net assets resulting from operations	26,983	25,543	15,501	16,173
NAV per share	18.12	18.18	18.14	18.30
Basic and diluted earnings per common share	$0.44	$0.41	$0.34	$0.39

	2016
	Q4	Q3	Q2	Q1
Total investment income	$33,156	$28,957	$25,748	$23,110
Net expenses	14,807	13,111	12,282	11,150
Net investment income (loss)	18,349	15,846	13,466	11,960
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	(953)	13,324	12,485	(14,668)
Net increase (decrease) in net assets resulting from operations	17,396	29,170	25,951	(2,708)
NAV per share	18.32	18.38	18.02	17.66
Basic and diluted earnings per common share	$0.48	$0.78	$0.75	$(0.08)

	2015
	Q4	Q3	Q2	Q1
Total investment income	$20,685	$19,601	$15,925	$12,979
Net expenses	9,920	9,267	7,980	6,499
Net investment income (loss)	10,765	10,334	7,945	6,480
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	(20,748)	(681)	1,270	3,308
Net increase (decrease) in net assets resulting from operations	(9,983)	9,653	9,215	9,788
NAV per share	18.14	19.02	19.09	19.05
Basic and diluted earnings per common share	$(0.34)	$0.35	$0.40	$0.50
14. NFIC ACQUISITION
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
For the year ended December 31, 2017, the Company incurred $322 in professional fees and other costs related to the NFIC Acquisition. The Company determined that the fair value of the net assets acquired equaled the purchase price excluding these costs. Accordingly, these costs related to the NFIC Acquisition were expensed.
15. SUBSEQUENT EVENTS
Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed below.
Subsequent to December 31, 2017, the Company borrowed $194,250 under the Credit Facility and SPV Credit Facility to fund investment acquisitions. The Company also voluntarily repaid $227,420 under the Credit Facility and SPV Credit Facility.

On February 26, 2018, the Company’s Board of Directors declared a dividend of $0.37 per share, which is payable on or about April 17, 2018 to holders of record of the Company’s common stock at the close of business on March 29, 2018.

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
Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting as of December 31, 2017 was effective.
Attestation Report of the Registered Public Accounting Firm

Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting, which is contained in Part II, Item 8 of this Form 10-K, “Financial Statements and Supplementary Data.”
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
On February 13, 2018, the Company delivered a written notice to its pre-IPO investors to offer such investors the opportunity to participate in a registered underwritten secondary offering (the "Proposed Secondary Offering") pursuant to the terms of the subscription agreements entered into by the Company and its pre-IPO investors (the "Subscription Agreements").

Because the aggregate commitments to sell in the Proposed Secondary Offering did not meet the minimum offering size required under the Subscription Agreements, the Company canceled the Proposed Secondary Offering on February 21, 2018.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2018 annual meeting of stockholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.
We have adopted a Code of Ethics for Principal Executive and Senior Financial Officers under the Sarbanes-Oxley Act of 2002 (the “SOX Code of Ethics”), which applies to, among others, our principal executive officer and principal financial officer. There have been no material changes to our SOX Code of Ethics or material waivers of the code that apply to our Chief Executive Officer or Chief Financial Officer. We hereby undertake to provide a copy of this code to any person, without charge, upon request. Requests for a copy of this code may be made in writing addressed to the Secretary of the Company, Erik Barrios, TCG BDC, Inc., 520 Madison Avenue, 40th Floor, New York, NY.
Item 11. Executive Compensation
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2018 annual meeting of stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2018 annual meeting of stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2018 annual meeting of stockholders.
Item 14. Principal Accountant Fees and Services
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2018 annual meeting of stockholders.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Documents filed as part of this annual report
The following reports and consolidated financial statements are set forth in Part II, Item 8 of this Form 10-K:
(b) Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously field with the SEC:

3.1	Articles of Amendment and Restatement(1)

3.2	Articles of Amendment(2)

3.3	Amended and Restated Bylaws(3)

3.4	First Amendment to the Amended and Restated Bylaws(4)

4.1	Form of Subscription Agreement for Private Offerings(5)

10.1	Indenture, dated as of June 26, 2015, between Carlyle GMS Finance MM CLO 2015-1 LLC, as issuer, and State Street Bank and Trust Company, as trustee(6)

10.2	Dividend Reinvestment Plan for TCG BDC, Inc.(7)

10.3	Amended and Restated Investment Advisory Agreement, dated as of September 15, 2017, between TCG BDC, Inc. and Carlyle GMS Investment Management L.L.C., as adviser(8)

10.4	Custodian Agreement, dated March 21, 2012, between Carlyle GMS Finance, Inc. and State Street Bank and Trust Company, as custodian(9)

10.5	Administration Agreement, dated as of April 3, 2013 by and between Carlyle GMS Finance, Inc. and Carlyle GMS Finance Administration L.L.C., as administrator(10)

10.6	Form of Indemnification Agreement(11)

10.7
Loan and Servicing Agreement, dated as of May 24, 2013, among Carlyle GMS Finance SPV LLC, as borrower, Carlyle GMS Finance, Inc., as servicer and transferor, each of the Conduit Lenders, Liquidity Banks, Lender Agent and Institutional Lenders party thereto, Citibank, N.A. as collateral and administrative agent, Wells Fargo Bank, National Association, as account bank, backup servicer and collateral administrator, and Citibank, N.A. and Suntrust Robinson Humphrey, Inc., as joint lead arrangers(12)

10.8
Senior Secured Revolving Credit Agreement, dated as of March 21, 2014, among Carlyle GMS Finance, Inc., as borrower, the Lenders party thereto, Suntrust Bank, as administrative agent, and JPMorgan Chase Bank, N.A., as syndication agent(13)

10.9
First Amendment to the Loan and Servicing Agreement, dated as of June 30, 2014, among Carlyle GMS Finance SPV LLC, as borrower, Carlyle GMS Finance, Inc., as servicer and transferor, each of the Conduit Lenders, Liquidity Banks, Lender Agent and Institutional Lenders party thereto, Citibank, N.A. as collateral and administrative agent, Wells Fargo Bank, National Association, as account bank, backup servicer and collateral administrator, and Citibank, N.A. and Suntrust Robinson Humphrey, Inc., as joint lead arrangers(14)

10.10
Omnibus Amendment No. 1, dated as of January 8, 2015, among Carlyle GMS Finance, Inc., as borrower, the Lenders party thereto, Suntrust Bank, as administrative agent, and JPMorgan Chase Bank, N.A., as syndication agent(15)

10.11
Omnibus Amendment No. 2, dated as of May 25, 2016, among Carlyle GMS Finance, Inc., as borrower, the Lenders party thereto, Suntrust Bank, as existing administrative agent, and HSBC Bank USA, N.A., as successor administrative agent(16)

10.12
Second Amendment to the Loan and Servicing Agreement, dated as of June 19, 2015, among Carlyle GMS Finance SPV LLC, as borrower, Carlyle GMS Finance, Inc., as servicer and transferor, each of the Conduit Lenders, Liquidity Banks, Lender Agent and Institutional Lenders party thereto, Citibank, N.A. as collateral and administrative agent, Wells Fargo Bank, National Association, as account bank, backup servicer and collateral administrator, and Citibank, N.A. and Suntrust Robinson Humphrey, Inc., as joint lead arrangers(17)

10.13	Collateral Management Agreement, dated as of June 26, 2015, by and between Carlyle GMS Finance MM CLO 2015-1 LLC, as issuer, and Carlyle GMS Investment Management L.L.C., as collateral manager(18)

10.14	Contribution Agreement, dated as of June 26, 2015, by and between Carlyle GMS Finance, Inc., as the contributor, and Carlyle GMS Finance MM CLO 2015-1 LLC, as the contributee(19)

10.15
Third Amendment to the Loan and Servicing Agreement, dated as of June 9, 2016, among Carlyle GMS Finance SPV LLC, as borrower, Carlyle GMS Finance, Inc., as servicer and transferor, each of the Conduit Lenders, Liquidity Banks, Lender Agent and Institutional Lenders party thereto, Citibank, N.A. as collateral and administrative agent, Wells Fargo Bank, National Association, as account bank, backup servicer and collateral administrator, and Citibank, N.A., as lead arranger(20)

10.16	Omnibus Amendment No. 3, dated as of March 22, 2017, among TCG BDC, Inc., as borrower, the Lenders party thereto and HSBC Bank USA, N.A, as administrative agent and collateral agent(21)

10.17
Fourth Amendment to the Loan and Servicing Agreement, dated as of May 26, 2017, among TCG BDC SPV LLC, as borrower, TCG BDC, Inc., as servicer and transferor, each of the Conduit Lenders, Liquidity Banks, Lender Agents and Institutional Lenders party thereto, Citibank, N.A. as collateral and administrative agent, Wells Fargo Bank, National Association, as account bank, backup servicer and collateral administrator, and Citibank, N.A., as lead arranger(22)

10.18	Second Amended and Restated Limited Liability Company Agreement, dated as of June 24, 2016, between Carlyle GMS Finance, Inc. and Credit Partners USA LLC, as members(23)

10.19	Agreement and Plan of Merger, dated as of May 3, 2017, between TCG BDC, Inc. and NF Investment Corp.(24)

10.20	Code of Ethics for TCG BDC, Inc.(25)

10.21	Code of Ethics for Carlyle GMS Investment Management L.L.C.(26)

11.1	Computation of Per Share Earnings (included in the notes to the audited consolidated financial statements in this Form 10-K)

21.1	List of Subsidiaries(27)

31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Consolidated Financial Statements of Middle Market Credit Fund, LLC for the year ended December 31, 2017 and the period from May 11, 2016 (commencement of operations) to December 31, 2016*

*	Filed herewith.

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-12G/A filed by the Company on April 11, 2013 (File No. 000-54899)

(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K filed by the Company on March 22, 2017 (File No. 000-54899)

(3)	Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-12G/A filed by the Company on April 11, 2013 (File No. 000-54899)

(4)	Incorporated by reference to Exhibit 3.4 to the Company’s Form 10-K filed by the Company on March 22, 2017 (File No. 000-54899)

(5)	Incorporated by reference to Exhibit 4.1 to the Company’s Form 10-12G/A filed by the Company on April 11, 2013 (File No. 000-54899)

(6)	Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed by the Company on August 12, 2015 (File No. 814-00995)

(7)	Incorporated by reference to Exhibit (e)(1) to the Company’s Form N-2 filed by the Company on June 5, 2017 (File No. 333-218114)

(7)	Incorporated by reference to Exhibit (e)(2) to the Company’s Form N-2 filed by the Company on June 5, 2017 (File No. 333-218114)

(8)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed by the Company on September 20, 2017 (File No. 814-00995)

(9)	Incorporated by reference to Exhibit (j) to the Company’s Registration Statement on Form N-2 filed by the Company on May 19, 2017 (File No. 333-218114)

(10)	Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-12G/A filed by the Company on April 11, 2013 (File No. 000-54899)

(11)	Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-12G/A filed by the Company on April 11, 2013 (File No. 000-54899)

(12)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed by the Company on July 31, 2013 (File No. 814-00995)

(13)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed by the Company on May 9, 2014 (File No. 814-00995)

(14)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed by the Company on August 13, 2014 (File No. 814-00995)

(15)	Incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K filed by the Company on March 27, 2015 (File No. 814-00995)

(16)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed by the Company on August 8, 2016 (File No. 814-00995)

(17)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed by the Company on August 12, 2015 (File No. 814-00995)

(18)	Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed by the Company on August 12, 2015 (File No. 814-00995)

(19)	Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed by the Company on August 12, 2015 (File No. 814-00995)

(20)	Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed by the Company on August 8, 2016 (File No. 814-00995)

(21)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed by the Company on May 10, 2017 (File No. 814-00995)

(22)	Incorporated by reference to Exhibit (k)(13) to the Company’s Form N-2 filed by the Company on June 5, 2017 (File No. 333-218114)

(23)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed by the Company on November 10, 2016 (File No. 814-00995)

(24)	Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed by the Company on May 9, 2017 (File No. 814-00995)

(25)	Incorporated by reference to Exhibit (r)(1) to the Company’s Form N-2 filed by the Company on June 8, 2017 (File No. 333-218114)

(26)	Incorporated by reference to Exhibit (r)(2) to the Company’s Form N-2 filed by the Company on June 8, 2017 (File No. 333-218114)

(27)	Incorporated by reference to Exhibit 21.1 to the Company's Form 10-12G filed by the Company on February 11, 2013 (File No. 000-54899)
(c) Consolidated Financial Statement Schedules
Separate financial statements of subsidiaries not consolidated:
Consolidated Financial Statements of Middle Market Credit Fund, LLC for the year ended December 31, 2017 and the period from May 11, 2016 (commencement of operations) to December 31, 2016 are filed as Exhibit 99.1 hereto.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TCG BDC, INC.

Dated: February 27, 2018	By	/s/ Michael A. Hart
Michael A. Hart
Director and Chief Executive Officer (principal executive officer)

Dated: February 27, 2018	By	/s/ Venugopal Rathi
Venugopal Rathi
Chief Financial Officer (principal financial and accounting officer)

Dated: February 27, 2018	By	/s/ Nigel D.T. Andrews
Nigel D.T. Andrews
Director

Dated: February 27, 2018	By	/s/ Leslie E. Bradford
Leslie E. Bradford
Director

Dated: February 27, 2018	By	/s/ Eliot P.S. Merrill
Eliot P.S. Merrill
Director

Dated: February 27, 2018	By	/s/ John G. Nestor
John G. Nestor
Director