Form 10-K/A
period 2017-12-31
TCG BDC, INC.
filed 2018-03-16
CIK 1544206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Explanatory Note

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends TCG BDC, Inc.’s (the “Company”) Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the U.S. Securities and Exchange Commission on February 27, 2018 (the “Original Filing” and the “Original Filing Date”).

This Amendment No. 1 is being filed solely to: i) include the phrase “including the consolidated schedules of investments” inadvertently omitted by Ernst & Young LLP from, and to update for certain other typographical items in, the first paragraph of its “Report of Independent Registered Public Accounting Firm” on the consolidated financial statements of the Company and the second paragraph of its “Report of Independent Registered Public Accounting Firm” regarding internal control over financial reporting” of the Company in Part II, Item 8 of the Original Filing, and ii) include the sentence “our procedures included confirmation of securities owned as of December 31, 2017 and 2016 by correspondence with the custodian and debt agents” inadvertently omitted by Ernst & Young LLP from the last paragraph of its “Report of Independent Registered Public Accounting Firm” on the consolidated financial statements of the Company. Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, we have included the entire text of Part II, Items 8 and 9A in this Amendment No. 1.

The changes to add the phrases to the filed copies of the reports of Ernst & Young LLP do not affect Ernst & Young LLP’s unqualified opinion on the Company’s consolidated financial statements included in the Original Filing and Amendment No. 1 or on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017.

Item 15 has been included herein to reflect new Section 302 and Section 906 certifications. Except as noted above, no changes were made to the Original Filing. This amendment speaks as of the Original Filing Date, and does not reflect events that may have occurred subsequent to the Original Filing Date.

PART II
Item 8. Financial Statements and Supplementary Data
TCG BDC, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
TCG BDC, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities of TCG BDC, Inc. (the “Company”), including the consolidated schedules of investments, as of December 31, 2017 and 2016, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2017 and 2016 by correspondence with the custodian and debt agents. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2012.

New York, NY
February 27, 2018

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
TCG BDC, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the TCG BDC, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). In our opinion, TCG BDC, Inc. (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated statements of assets and liabilities of the Company, including the consolidated schedules of investments, as of December 31, 2017 and 2016, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated February 27, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). The Company’s internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
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

10.18	Second Amended and Restated Limited Liability Company Agreement, dated as of June 24, 2016, between Carlyle GMS Finance, Inc. and Credit Partners USA LLC, as members(23)

10.19	Agreement and Plan of Merger, dated as of May 3, 2017, between TCG BDC, Inc. and NF Investment Corp.(24)

10.20	Code of Ethics for TCG BDC, Inc.(25)

10.21	Code of Ethics for Carlyle GMS Investment Management L.L.C.(26)

11.1	Computation of Per Share Earnings (included in the notes to the audited consolidated financial statements in this Form 10-K)

21.1	List of Subsidiaries(27)

31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Consolidated Financial Statements of Middle Market Credit Fund, LLC for the year ended December 31, 2017 and the period from May 11, 2016 (commencement of operations) to December 31, 2016(28)

*	Filed herewith.

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-12G/A filed by the Company on April 11, 2013 (File No. 000-54899)

(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K filed by the Company on March 22, 2017 (File No. 000-54899)

(3)	Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-12G/A filed by the Company on April 11, 2013 (File No. 000-54899)

(4)	Incorporated by reference to Exhibit 3.4 to the Company’s Form 10-K filed by the Company on March 22, 2017 (File No. 000-54899)

(5)	Incorporated by reference to Exhibit 4.1 to the Company’s Form 10-12G/A filed by the Company on April 11, 2013 (File No. 000-54899)

(6)	Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed by the Company on August 12, 2015 (File No. 814-00995)

(7)	Incorporated by reference to Exhibit (e)(1) to the Company’s Form N-2 filed by the Company on June 5, 2017 (File No. 333-218114)

(7)	Incorporated by reference to Exhibit (e)(2) to the Company’s Form N-2 filed by the Company on June 5, 2017 (File No. 333-218114)

(8)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed by the Company on September 20, 2017 (File No. 814-00995)

(9)	Incorporated by reference to Exhibit (j) to the Company’s Registration Statement on Form N-2 filed by the Company on May 19, 2017 (File No. 333-218114)

(10)	Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-12G/A filed by the Company on April 11, 2013 (File No. 000-54899)

(11)	Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-12G/A filed by the Company on April 11, 2013 (File No. 000-54899)

(12)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed by the Company on July 31, 2013 (File No. 814-00995)

(13)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed by the Company on May 9, 2014 (File No. 814-00995)

(14)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed by the Company on August 13, 2014 (File No. 814-00995)

(15)	Incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K filed by the Company on March 27, 2015 (File No. 814-00995)

(16)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed by the Company on August 8, 2016 (File No. 814-00995)

(17)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed by the Company on August 12, 2015 (File No. 814-00995)

(18)	Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed by the Company on August 12, 2015 (File No. 814-00995)

(19)	Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed by the Company on August 12, 2015 (File No. 814-00995)

(20)	Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed by the Company on August 8, 2016 (File No. 814-00995)

(21)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed by the Company on May 10, 2017 (File No. 814-00995)

(22)	Incorporated by reference to Exhibit (k)(13) to the Company’s Form N-2 filed by the Company on June 5, 2017 (File No. 333-218114)

(23)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed by the Company on November 10, 2016 (File No. 814-00995)

(24)	Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed by the Company on May 9, 2017 (File No. 814-00995)

(25)	Incorporated by reference to Exhibit (r)(1) to the Company’s Form N-2 filed by the Company on June 8, 2017 (File No. 333-218114)

(26)	Incorporated by reference to Exhibit (r)(2) to the Company’s Form N-2 filed by the Company on June 8, 2017 (File No. 333-218114)

(27)	Incorporated by reference to Exhibit 21.1 to the Company's Form 10-12G filed by the Company on February 11, 2013 (File No. 000-54899)

(28)	Incorporated by reference to Exhibit 99.1 to the Company's Form 10-K filed by the Company on February 27, 2018 (File No. 814-00995)
(c) Consolidated Financial Statement Schedules
Separate financial statements of subsidiaries not consolidated:
Consolidated Financial Statements of Middle Market Credit Fund, LLC for the year ended December 31, 2017 and the period from May 11, 2016 (commencement of operations) to December 31, 2016 were filed as Exhibit 99.1 to the Company's Form 10-K filed by the Company on February 27, 2018.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TCG BDC, INC.

Dated: March 16, 2018	By	/s/ Thomas M. Hennigan
Thomas M. Hennigan
Chief Financial Officer (principal financial officer)