Form 10-Q
period 2018-03-31
TCG BDC, INC.
filed 2018-05-03
CIK 1544206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 3, 2018
Common stock, $0.01 par value	62,568,651

TCG BDC, INC.

TCG BDC, INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollar amounts in thousands, except per share data)

	March 31, 2018	December 31, 2017
ASSETS	(unaudited)
Investments, at fair value
Investments—non-controlled/non-affiliated, at fair value (amortized cost of $1,704,235 and $1,782,488, respectively)	$1,695,287	$1,779,584
Investments—non-controlled/affiliated, at fair value (amortized cost of $16,516 and $16,273, respectively)	17,106	15,431
Investments—controlled/affiliated, at fair value (amortized cost of $200,101 and $172,251, respectively)	201,066	172,516
Total investments, at fair value (amortized cost of $1,920,852 and $1,971,012, respectively)	1,913,459	1,967,531
Cash and cash equivalents	45,610	32,039
Receivable for investment sold	14,925	7,022
Deferred financing costs	3,441	3,626
Interest receivable from non-controlled/non-affiliated investments	6,163	5,066
Interest receivable from non-controlled/affiliated investments	192	42
Interest and dividend receivable from controlled/affiliated investments	6,630	5,981
Prepaid expenses and other assets	235	76
Total assets	$1,990,655	$2,021,383
LIABILITIES
Secured borrowings (Note 6)	$527,865	$562,893
2015-1 Notes payable, net of unamortized debt issuance costs of $1,897 and $1,947, respectively (Note 7)	271,103	271,053
Payable for investments purchased	16,919	9,469
Due to Investment Adviser	104	69
Interest and credit facility fees payable (Notes 6 and 7)	5,513	5,353
Dividend payable (Note 9)	23,150	30,481
Base management and incentive fees payable (Note 4)	12,552	13,098
Administrative service fees payable (Note 4)	125	95
Other accrued expenses and liabilities	1,467	1,568
Total liabilities	858,798	894,079
Commitments and contingencies (Notes 8 and 11)
NET ASSETS
Common stock, $0.01 par value; 200,000,000 shares authorized; 62,568,651 shares and 62,207,603 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	626	622
Paid-in capital in excess of par value	1,179,432	1,172,807
Offering costs	(1,633)	(1,618)
Accumulated net investment income (loss), net of cumulative dividends of $245,404 and $222,254 at March 31, 2018 and December 31, 2017, respectively	4,502	2,522
Accumulated net realized gain (loss)	(43,677)	(43,548)
Accumulated net unrealized appreciation (depreciation)	(7,393)	(3,481)
Total net assets	$1,131,857	$1,127,304
NET ASSETS PER SHARE	$18.09	$18.12
The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollar amounts in thousands, except per share data)
(unaudited)

	For the three month periods ended
	March 31, 2018	March 31, 2017
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$39,328	$28,354
Other income	895	2,536
Total investment income from non-controlled/non-affiliated investments	40,223	30,890
From non-controlled/affiliated investments:
Interest income	379	—
Total investment income from non-controlled/affiliated investments	379	—
From controlled/affiliated investments:
Interest income	2,631	1,949
Dividend income	4,250	1,260
Total investment income from controlled/affiliated investments	6,881	3,209
Total investment income	47,483	34,099
Expenses:
Base management fees (Note 4)	7,222	5,125
Incentive fees (Note 4)	5,330	4,777
Professional fees	762	443
Administrative service fees (Note 4)	186	173
Interest expense (Notes 6 and 7)	7,815	5,034
Credit facility fees (Note 6)	525	503
Directors’ fees and expenses	98	103
Other general and administrative	405	373
Total expenses	22,343	16,531
Waiver of base management fees (Note 4)	—	1,708
Net expenses	22,343	14,823
Net investment income (loss) before taxes	25,140	19,276
Excise tax expense	10	169
Net investment income (loss)	25,130	19,107
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments:
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	(129)	(7,694)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(6,044)	4,456
Non-controlled/affiliated investments	1,432	—
Controlled/affiliated investments	700	304
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	(4,041)	(2,934)
Net increase (decrease) in net assets resulting from operations	$21,089	$16,173
Basic and diluted earnings per common share (Note 9)	$0.34	$0.39
Weighted-average shares of common stock outstanding—Basic and Diluted (Note 9)	62,504,465	41,706,598
Dividends declared per common share (Note 9)	$0.37	$0.41
The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollar amounts in thousands)
(unaudited)

	For the three month periods ended
	March 31, 2018	March 31, 2017
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$25,130	$19,107
Net realized gain (loss) on investments	(129)	(7,694)
Net change in unrealized appreciation (depreciation) on investments	(3,912)	4,760
Net increase (decrease) in net assets resulting from operations	21,089	16,173
Capital transactions:
Common stock issued, net of offering and underwriting costs	(15)	—
Reinvestment of dividends	6,629	108
Dividends declared (Note 12)	(23,150)	(17,100)
Net increase (decrease) in net assets resulting from capital share transactions	(16,536)	(16,992)
Net increase (decrease) in net assets	4,553	(819)
Net assets at beginning of period	1,127,304	764,137
Net assets at end of period	$1,131,857	$763,318
The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollar amounts in thousands)
(unaudited)

	For the three month periods ended
	March 31, 2018	March 31, 2017
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$21,089	$16,173
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	252	231
Net accretion of discount on investments	(2,390)	(3,576)
Paid-in-kind interest	(213)	—
Net realized (gain) loss on investments	129	7,694
Net change in unrealized (appreciation) depreciation on investments	3,912	(4,760)
Cost of investments purchased and change in payable for investments purchased	(111,938)	(152,235)
Proceeds from sales and repayments of investments and change in receivable for investments sold	164,119	190,967
Changes in operating assets:
Interest receivable	(486)	(578)
Dividend receivable	(1,410)	65
Prepaid expenses and other assets	(159)	(117)
Changes in operating liabilities:
Due to Investment Adviser	35	(129)
Interest and credit facility fees payable	160	104
Base management and incentive fees payable	(546)	3,607
Administrative service fees payable	30	(22)
Other accrued expenses and liabilities	(101)	241
Net cash provided by (used in) operating activities	72,483	57,665
Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering and underwriting costs	(15)	—
Borrowings on SPV Credit Facility and Credit Facility	253,050	93,000
Repayments of SPV Credit Facility and Credit Facility	(288,078)	(124,277)
Debt issuance costs paid	(17)	(93)
Dividends paid in cash	(23,852)	(19,910)
Net cash provided by (used in) financing activities	(58,912)	(51,280)
Net increase (decrease) in cash and cash equivalents	13,571	6,385
Cash and cash equivalents, beginning of period	32,039	38,489
Cash and cash equivalents, end of period	$45,610	$44,874
Supplemental disclosures:
Interest paid during the period	$7,682	$4,952
Taxes, including excise tax, paid during the period	$105	$—
Dividends declared during the period	$23,150	$17,100
Reinvestment of dividends	$6,629	$108
The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2018
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)	Industry	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
First Lien Debt (76.24%)
Achilles Acquisition LLC (2) (3) (4) (5) (13) (15) (16)	Banking, Finance, Insurance & Real Estate	L + 6.00% (1.00% Floor)	6/6/2023	$45,198	$44,079	$44,925	3.97%
Advanced Instruments, LLC (2) (3) (4) (5) (13) (15) (16)	Healthcare & Pharmaceuticals	L + 5.25% (1.00% Floor)	10/31/2022	10,395	10,209	10,395	0.92
Aero Operating, LLC (Dejana Industries, Inc.) (2) (3) (4) (5) (13) (15)	Business Services	L + 7.25% (1.00% Floor)	12/29/2022	3,041	3,014	3,064	0.27
Alpha Packaging Holdings, Inc. (2) (3) (4) (13)	Containers, Packaging & Glass	L + 4.25% (1.00% Floor)	5/12/2020	2,889	2,887	2,889	0.26
Alpine SG, LLC (2) (3) (13) (16)	High Tech Industries	L + 6.00% (1.00% Floor)	11/16/2022	1,746	1,735	1,739	0.15
AMS Group HoldCo, LLC (2) (3) (4) (5) (13) (15)	Transportation: Cargo	L + 6.00% (1.00% Floor)	9/29/2023	31,014	30,314	31,007	2.74
Anaren, Inc. (2) (3) (4) (13)	Telecommunications	L + 4.50% (1.00% Floor)	2/18/2021	3,792	3,774	3,792	0.33
BeyondTrust Software, Inc. (2) (3) (4) (5) (13) (16)	Software	L + 6.25% (1.00% Floor)	11/21/2023	16,958	16,723	16,869	1.49
Brooks Equipment Company, LLC (2) (3) (4) (13)	Construction & Building	L + 5.00% (1.00% Floor)	8/29/2020	2,546	2,536	2,546	0.22
Capstone Logistics Acquisition, Inc. (2) (3) (4) (13) (16)	Transportation: Cargo	L + 4.50% (1.00% Floor)	10/7/2021	14,798	14,712	14,470	1.28
Captive Resources Midco, LLC (2) (3) (4) (5) (13) (15) (16)	Banking, Finance, Insurance & Real Estate	L + 6.00% (1.00% Floor)	12/18/2021	30,641	30,346	30,731	2.71
Central Security Group, Inc. (2) (3) (4) (13) (16)	Consumer Services	L + 5.63% (1.00% Floor)	10/6/2021	38,907	38,582	38,809	3.43
CIP Revolution Holdings, LLC (2) (3) (4) (5) (13) (15)	Media: Advertising, Printing & Publishing	L + 6.00% (1.00% Floor)	8/19/2021	18,994	18,847	18,866	1.67
CircusTrix Holdings, LLC (2) (3) (4) (5) (13) (15)(16)	Hotel, Gaming & Leisure	L + 5.50% (1.00% Floor)	12/16/2021	8,532	8,452	8,503	0.75
Colony Hardware Corporation (2) (3) (4) (13)	Construction & Building	L + 6.00% (1.00% Floor)	10/23/2021	22,015	21,793	21,991	1.94
Continuum Managed Services Holdco, LLC (2) (3) (4) (5) (13) (15) (16)	High Tech Industries	L + 8.75% (1.00% Floor)	6/8/2023	22,828	22,172	23,171	2.05
Dade Paper & Bag, LLC (2) (3) (4) (5) (16)	Forest Products & Paper	L + 7.50% (1.00% Floor)	6/10/2024	49,625	48,723	49,843	4.40
Datto, Inc. (2)(3)(5)(15)(16)	High Tech Industries	L + 8.00% (1.00% Floor)	12/7/2022	35,622	35,104	35,937	3.17
Dent Wizard International Corporation (2) (3) (4) (16)	Automotive	L + 4.00% (1.00% Floor)	4/7/2020	893	891	892	0.08
Derm Growth Partners III, LLC (Dermatology Associates) (2) (3) (4) (5) (13) (15)	Healthcare & Pharmaceuticals	L + 6.00% (1.00% Floor)	5/31/2022	50,826	50,311	50,525	4.46
DermaRite Industries, LLC (2) (3) (5) (13) (15) (16)	Healthcare & Pharmaceuticals	L + 7.00% (1.00% Floor)	3/3/2022	20,139	19,855	19,727	1.74
Dimensional Dental Management, LLC (2) (3) (5) (12) (15) (16)	Healthcare & Pharmaceuticals	L + 6.75% (1.00% Floor)	2/12/2021	33,674	33,074	33,445	2.95
Direct Travel, Inc. (2) (3) (4) (5) (13) (15)	Hotel, Gaming & Leisure	L + 6.50% (1.00% Floor)	12/1/2021	35,000	34,454	35,228	3.11
EIP Merger Sub, LLC (Evolve IP) (2) (3) (5) (12) (13) (16)	Telecommunications	L + 5.75% (1.00% Floor)	6/7/2021	28,514	27,856	28,141	2.49
Emergency Communications Network, LLC (2) (3) (4) (5) (13) (16)	Telecommunications	L + 6.25% (1.00% Floor)	6/1/2023	24,813	24,604	24,832	2.19
EP Minerals, LLC (2) (3) (4) (13)	Metals & Mining	L + 4.50% (1.00% Floor)	8/20/2020	7,915	7,897	7,915	0.70
Frontline Technologies Holdings, LLC (2) (3) (5) (15) (16)	Software	L + 6.50% (1.00% Floor)	9/18/2023	39,099	38,682	38,551	3.41

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2018
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)	Industry	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
First Lien Debt (76.24%) (continued)
FWR Holding Corporation (2) (3) (4) (5) (13) (15)	Beverage, Food & Tobacco	L + 6.00% (1.00% Floor)	8/21/2023	$40,691	$39,565	$40,961	3.62%
Global Franchise Group, LLC (2) (3) (4) (5) (13) (15)	Beverage, Food & Tobacco	L + 5.75% (1.00% Floor)	12/18/2019	13,938	13,834	13,938	1.23
Global Software, LLC (2) (3) (4) (13) (16)	High Tech Industries	L + 5.25% (1.00% Floor)	5/2/2022	20,746	20,439	20,696	1.83
Green Energy Partners/Stonewall LLC (2) (3) (4) (13)	Energy: Electricity	L + 5.50% (1.00% Floor)	11/13/2021	19,900	19,588	19,552	1.73
GRO Sub Holdco, LLC (Grand Rapids) (2) (3) (4) (5) (13) (15)	Healthcare & Pharmaceuticals	L + 5.50% (1.00% Floor)	2/22/2024	7,050	6,834	6,831	0.60
Hummel Station LLC (2) (3) (5) (13) (16)	Energy: Electricity	L + 6.00% (1.00% Floor)	10/27/2022	15,000	14,315	14,469	1.28
Hydrofarm, LLC (2) (5)	Wholesale	L + 7.00%	5/12/2022	18,644	18,495	17,003	1.50
Indra Holdings Corp. (Totes Isotoner) (2) (3) (5) (13)	Non-durable Consumer Goods	L + 4.25% (1.00% Floor)	5/1/2021	18,965	17,306	11,360	1.00
Legacy.com Inc. (2) (3) (5) (12)	High Tech Industries	L + 6.00% (1.00% Floor)	3/20/2023	17,000	16,663	17,304	1.53
Metrogistics LLC (2) (3) (4) (13)	Transportation: Cargo	L + 6.50% (1.00% Floor)	9/30/2022	17,863	17,668	17,856	1.58
Moxie Liberty LLC (2) (3) (4) (13)	Energy: Electricity	L + 6.50% (1.00% Floor)	8/21/2020	9,949	9,038	9,246	0.82
National Technical Systems, Inc. (2) (3) (4) (5) (13) (15) (16)	Aerospace & Defense	L + 6.25% (1.00% Floor)	6/12/2021	26,351	26,070	24,918	2.20
NES Global Talent Finance US LLC (United Kingdom) (2) (3) (4) (8) (13)	Energy: Oil & Gas	L + 5.50% (1.00% Floor)	10/3/2019	13,400	13,259	13,400	1.18
NMI AcquisitionCo, Inc. (2) (3) (5) (15) (16)	High Tech Industries	L + 6.75% (1.00% Floor)	9/6/2022	50,963	50,029	50,347	4.45
OnCourse Learning Corporation (2) (3) (4) (5) (13) (15) (16)	Consumer Services	L + 6.50% (1.00% Floor)	9/12/2021	35,728	35,376	35,494	3.14
Payment Alliance International, Inc. (2) (3) (5) (12)	Business Services	L + 6.05% (1.00% Floor)	9/15/2021	26,212	25,688	26,134	2.31
Pelican Products, Inc. (2) (3) (4) (13) (16)	Containers, Packaging & Glass	L + 4.25% (1.00% Floor)	4/11/2020	3,576	3,579	3,576	0.32
Plano Molding Company, LLC (2) (3) (4) (5) (16)	Hotel, Gaming & Leisure	L + 8.00% (1.00% Floor)	5/12/2021	19,473	19,228	17,433	1.54
PMG Acquisition Corporation (2) (3) (4) (5) (13) (15) (16)	Healthcare & Pharmaceuticals	L + 6.25% (1.00% Floor)	5/22/2022	27,584	27,200	27,584	2.44
PPT Management Holdings, LLC (2) (3) (4) (5) (13)	Healthcare & Pharmaceuticals	L + 6.00% (1.00% Floor)	12/16/2022	24,688	24,520	22,676	2.00
Prime Risk Partners, Inc. (2) (3) (5) (15)	Banking, Finance, Insurance & Real Estate	L + 5.00% (1.00% Floor)	8/13/2023	1,634	1,590	1,633	0.14
Prime Risk Partners, Inc. (2) (3) (5) (12) (15)	Banking, Finance, Insurance & Real Estate	L + 5.00% (1.00% Floor)	8/13/2023	20,521	19,980	20,743	1.83
Product Quest Manufacturing, LLC (2) (3) (5) (15) (16)	Containers, Packaging & Glass	L + 6.75% (3.25% Floor)	3/31/2019	4,051	4,051	4,051	0.36
Product Quest Manufacturing, LLC (2) (3) (5) (10) (12)	Containers, Packaging & Glass	L + 5.75% (1.00% Floor)	9/9/2020	33,000	32,270	14,955	1.32
Prowler Acquisition Corp. (Pipeline Supply and Service, LLC) (2) (3) (4) (13)	Wholesale	L + 4.50% (1.00% Floor)	1/28/2020	14,870	14,312	14,589	1.29

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2018
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)	Industry	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
First Lien Debt (76.24%) (continued)
QW Holding Corporation (Quala) (2) (3) (4) (5) (13)	Environmental Industries	L + 6.75% (1.00% Floor)	8/31/2022	$36,456	$35,722	$35,669	3.15%
Reliant Pro Rehab, LLC (2) (3) (5) (12) (16)	Healthcare & Pharmaceuticals	L + 10.00% (1.00% Floor)	12/28/2018	24,500	24,531	24,500	2.16
Smile Doctors, LLC (2) (3) (5) (13) (15) (16)	Healthcare & Pharmaceuticals	L + 5.75% (1.00% Floor)	10/6/2022	11,612	11,470	11,357	1.00
SolAero Technologies Corp. (2) (3) (4) (5) (16)	Telecommunications	L + 5.25% (1.00% Floor)	12/10/2020	24,485	23,804	22,511	1.99
Superior Health Linens, LLC (2) (3) (4) (5) (13) (15) (16)	Business Services	L + 6.50% (1.00% Floor)	9/30/2021	20,988	20,733	20,796	1.84
Surgical Information Systems, LLC (2) (3) (4) (5) (12) (13) (16)	High Tech Industries	L + 4.85% (1.00% Floor)	4/24/2023	30,000	29,738	30,087	2.66
T2 Systems Canada, Inc. (2) (3) (4)	Transportation: Consumer	L + 6.75% (1.00% Floor)	9/28/2022	3,999	3,920	4,004	0.35
T2 Systems, Inc. (2) (3) (4) (5) (13) (15)	Transportation: Consumer	L + 6.75% (1.00% Floor)	9/28/2022	32,569	31,905	32,607	2.88
The Hilb Group, LLC (2) (3) (5) (12) (15)	Banking, Finance, Insurance & Real Estate	L + 6.00% (1.00% Floor)	6/24/2021	38,622	38,145	38,255	3.38
The SI Organization, Inc. (2) (3) (4) (5) (13) (16)	Aerospace & Defense	L + 4.75% (1.00% Floor)	11/23/2019	14,262	14,269	14,262	1.26
The Topps Company, Inc. (2) (3) (4) (13)	Non-durable Consumer Goods	L + 6.00% (1.25% Floor)	10/2/2020	23,067	22,946	22,814	2.02
Tweddle Group, Inc. (2) (3) (4) (13)	Media: Advertising, Printing & Publishing	L + 6.00% (1.00% Floor)	10/24/2022	7,260	7,175	6,147	0.55
Vetcor Professional Practices, LLC (2) (3) (4) (5) (13) (15)	Consumer Services	L + 6.25% (1.00% Floor)	4/20/2021	40,584	40,212	40,467	3.57
VRC Companies, LLC (2) (3) (4) (5) (13) (15) (16)	Business Services	L + 6.50% (1.00% Floor)	3/31/2023	39,820	39,029	39,683	3.51
Watchfire Enterprises, Inc. (2) (3) (13)	Media: Advertising, Printing & Publishing	L + 4.00% (1.00% Floor)	10/2/2020	1,362	1,352	1,362	0.12
Winchester Electronics Corporation (2) (3) (4) (5) (13)	Capital Equipment	L + 6.50% (1.00% Floor)	6/30/2022	36,455	36,194	36,819	3.25
Zenith Merger Sub, Inc. (2)(3)(4)(5)(13)(15)	Business Services	L + 5.50% (1.00% Floor)	12/12/2023	11,899	11,730	11,876	1.05
First Lien Debt Total					$1,475,398	$1,458,768	128.86%
Second Lien Debt (11.38%)
Access CIG, LLC (2) (5) (15) (16)	Business Services	L + 7.75%	2/27/2026	$2,108	$2,083	$2,127	0.19%
AIM Group USA Inc. (2) (3) (4) (5) (13)	Aerospace & Defense	L + 9.00% (1.00% Floor)	8/2/2022	23,000	22,746	23,000	2.03
AmeriLife Group, LLC (2) (3) (5) (13) (16)	Banking, Finance, Insurance & Real Estate	L + 8.75% (1.00% Floor)	1/10/2023	22,000	21,656	21,831	1.93
Argon Medical Devices, Inc. (2) (3) (5)	Healthcare & Pharmaceuticals	L + 8.00% (1.00% Floor)	1/23/2026	7,500	7,465	7,557	0.67
Berlin Packaging L.L.C. (2) (3) (13) (16)	Containers, Packaging & Glass	L + 6.75% (1.00% Floor)	10/1/2022	1,146	1,140	1,154	0.10
Confie Seguros Holding II Co. (2) (3) (5) (13)	Banking, Finance, Insurance & Real Estate	L + 9.50% (1.25% Floor)	5/8/2019	9,000	8,963	8,855	0.78
Drew Marine Group Inc. (2) (3) (4) (5) (13) (16)	Chemicals, Plastics & Rubber	L + 7.00% (1.00% Floor)	5/19/2021	12,500	12,485	12,470	1.10
Paradigm Acquisition Corp. (2) (3) (5) (17)	Business Services	L + 8.50% (1.00% Floor)	10/12/2025	9,600	9,508	9,617	0.85
Pathway Partners Vet Management Company LLC (2) (3) (5) (15) (16)	Consumer Services	L + 8.00% (1.00% Floor)	10/10/2025	8,725	8,620	8,623	0.76

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2018
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)	Industry	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
Second Lien Debt (11.38%) (continued)
Project Accelerate Parent, LLC (2) (3) (5) (16)	Software	L + 8.50% (1.00% Floor)	1/2/2026	$22,500	$21,949	$22,097	1.95%
Prowler Acquisition Corp. (Pipeline Supply and Service, LLC) (2) (3) (5)	Wholesale	L + 8.50% (1.00% Floor)	7/28/2020	3,000	2,968	2,718	0.24
Q International Courier, LLC (2) (3) (5) (16)	Transportation: Cargo	L + 8.25% (1.00% Floor)	9/19/2025	18,750	18,391	18,741	1.66
Reladyne, Inc. (2) (3) (4) (13)	Wholesale	L + 9.50% (1.00% Floor)	1/21/2023	5,000	4,887	4,888	0.43
Rough Country, LLC (2) (3) (5) (13) (16)	Durable Consumer Goods	L + 8.50% (1.00% Floor)	11/25/2023	42,500	41,346	42,904	3.79
Santa Cruz Holdco, Inc. (2) (3) (5)	Non-durable Consumer Goods	L + 8.25% (1.00% Floor)	12/13/2024	17,138	16,971	17,314	1.53
Superion, LLC (fka Ramundsen Public Sector, LLC) (2) (3) (13) (16)	Sovereign & Public Finance	L + 8.50% (1.00% Floor)	1/31/2025	1,800	1,785	1,811	0.16
Watchfire Enterprises, Inc. (2) (3) (5)	Media: Advertising, Printing & Publishing	L + 8.00% (1.00% Floor)	10/2/2021	7,000	6,943	7,000	0.62
Zywave, Inc. (2) (3) (5)	High Tech Industries	L + 9.00% (1.00% Floor)	11/17/2023	4,950	4,888	5,000	0.44
Second Lien Debt Total					$214,794	$217,707	19.23%

Investments—non-controlled/non-affiliated (1)	Industry	Shares/ Units	Cost	Fair Value (7)	Percentage of Net Assets
Equity Investments (0.98%) (5)
CIP Revolution Holdings, LLC	Media: Advertising, Printing & Publishing	30,000	$300	$403	0.04%
Dade Paper & Bag, LLC	Forest Products & Paper	1,500,000	1,500	2,262	0.20
DecoPac, Inc.	Non-durable Consumer Goods	1,500,000	1,500	1,449	0.13
Derm Growth Partners III, LLC (Dermatology Associates)	Healthcare & Pharmaceuticals	1,000,000	1,000	1,470	0.13
GRO Sub Holdco, LLC (Grand Rapids)	Healthcare & Pharmaceuticals	500,000	500	500	0.04
GS Holdco LLC (Global Software, LLC)	High Tech Industries	1,000,000	1,001	1,600	0.14
Legacy.com Inc.	High Tech Industries	1,500,000	1,500	1,836	0.16
Power Stop Intermediate Holdings, LLC	Automotive	7,150	369	1,307	0.12
Rough Country, LLC	Durable Consumer Goods	754,775	755	916	0.08
T2 Systems Parent Corporation	Transportation: Consumer	555,556	556	790	0.07
Tailwind HMT Holdings Corp.	Energy: Oil & Gas	2,000,000	2,000	2,321	0.20
THG Acquisition, LLC (The Hilb Group, LLC)	Banking, Finance, Insurance & Real Estate	1,500,000	1,500	2,265	0.20
Zenith American Holding, Inc.	Business Services	1,561,644	1,562	1,693	0.15
Equity Investments Total			$14,043	$18,812	1.66%
Total investments—non-controlled/non-affiliated			$1,704,235	$1,695,287	149.75%

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2018
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/affiliated (5) 14)	Industry	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
First Lien Debt (0.89%)
TwentyEighty, Inc. - Revolver (2) (3) (15)	Business Services	L + 8.00% (1.00% Floor)	3/31/2020	$—	$(5)	$—	—%
TwentyEighty, Inc. - (Term A Loans) (2) (3)	Business Services	L + 8.00% (1.00% Floor)	3/31/2020	3,858	3,841	3,858	0.34
TwentyEighty, Inc. - (Term B Loans)	Business Services	4.00% cash, 4.00% PIK	3/31/2020	6,785	6,583	6,683	0.59
TwentyEighty, Inc. - (Term C Loans)	Business Services	0.25% cash, 8.75% PIK	3/31/2020	6,666	6,097	6,565	0.58
First Lien Debt Total					$16,516	$17,106	1.51%

Investments—non-controlled/affiliated (5) (11)	Industry	Shares/ Units	Cost	Fair Value (7)	Percentage of Net Assets
Equity Investments (0.00%)
TwentyEighty Investors LLC	Business Services	69,786	$—	$—	—%
Equity Investments Total			$—	$—	—%
Total investments—non-controlled/affiliated			$16,516	$17,106	1.51%

Investments—controlled/affiliated	Industry	Interest Rate (2)	Maturity Date	Par Amount/ LLC Interest	Cost	Fair Value (7)	Percentage of Net Assets
Investment Fund (10.51%) (8)
Middle Market Credit Fund, LLC, Mezzanine Loan (2) (5) (9) (11)	Investment Fund	L + 9.00%	6/22/2018	$107,600	$107,600	$107,600	9.50%
Middle Market Credit Fund, LLC, Subordinated Loan and Member’s Interest (5) (11)	Investment Fund	0.001	3/1/2021	92,501	92,501	93,466	8.26
Investment Fund Total					$200,101	$201,066	17.76%
Total investments—controlled/affiliated					$200,101	$201,066	17.76%
Total investments					$1,920,852	$1,913,459	169.02%

(1)
Unless otherwise indicated, issuers of debt and equity investments held by TCG BDC, Inc. (together with its consolidated subsidiaries, “we,” “us,” “our,” “TCG BDC” or the “Company”) are domiciled in the United States. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of March 31, 2018, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of March 31, 2018, the Company is not an “affiliated person” of any of these portfolio companies.

(2)
Variable rate loans to the portfolio companies bear interest at a rate that may be determined by reference to either LIBOR (“L”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has provided the interest rate in effect as of March 31, 2018. As of March 31, 2018, all of our LIBOR loans were indexed to the 90-day LIBOR rate at 2.31%, except for those loans as indicated in Notes 16 and 17 below.

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

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2018
(dollar amounts in thousands)
(unaudited)

(8)
The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.

(9)	Represents a corporate mezzanine loan, which is subordinated to senior secured term loans of the portfolio company/investment fund.

(10)	Loan was on non-accrual status as of March 31, 2018.

(11)
Under the Investment Company Act, the Company is deemed to be an “affiliated person” of and “control” this investment fund because the Company owns more than 25% of the investment fund’s outstanding voting securities and/or has the power to exercise control over management or policies of such investment fund. See Note 5, Middle Market Credit Fund, LLC, for more details.

(12)
In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company is entitled to receive additional interest as a result of an agreement among lenders as follows: Dimensional Dental Management, LLC (4.56%), EIP Merger Sub, LLC (Evolve IP) (3.80%), Legacy.com Inc. (4.09%), Payment Alliance International Inc. (2.70%), Prime Risk Partners, Inc. (1.83%), Product Quest Manufacturing, LLC (3.54%), Reliant Pro Rehab, LLC (nil), Surgical Information Systems, LLC (0.91%) and The Hilb Group, LLC (3.37%). Pursuant to the agreement among lenders in respect of this loan, this investment represents a first lien/last out loan, which has a secondary priority behind the first lien/first out loan with respect to principal, interest and other payments.

(13)
Denotes that all or a portion of the assets are owned by the 2015-1 Issuer and secure the notes issued in connection with a $400 million term debt securitization completed by the Company on June 26, 2015 (see Note 7, 2015-1 Notes). Accordingly, such assets are not available to the creditors of the SPV or the Company.

(14)	Under the Investment Company Act, the Company is deemed an “affiliated person” of this portfolio company because the Company owns 5% or more of the portfolio company’s outstanding voting securities.

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2018
(dollar amounts in thousands)
(unaudited)

(15)	As of March 31, 2018, the Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
First and Second Lien Debt—unfunded delayed draw and revolving term loans commitments
Access CIG, LLC	Delayed Draw	—%	$392	$3
Achilles Acquisition LLC	Delayed Draw	1.00	7,463	(39)
Advanced Instruments, LLC	Revolver	0.50	1,167	—
Aero Operating LLC (Dejana Industries, Inc.)	Revolver	1.00	196	1
AMS Group HoldCo, LLC	Delayed Draw	1.00	4,704	(1)
AMS Group HoldCo, LLC	Revolver	0.50	1,968	—
Captive Resources Midco, LLC	Delayed Draw	1.25	3,571	9
Captive Resources Midco, LLC	Revolver	0.50	2,143	5
CIP Revolution Holdings, LLC	Revolver	0.50	1,331	(8)
CircusTrix Holdings, LLC	Delayed Draw	1.00	1,858	(5)
Continuum Managed Services HoldCo, LLC	Delayed Draw	1.00	1,917	24
Continuum Managed Services HoldCo, LLC	Revolver	0.50	2,500	32
Datto, Inc.	Revolver	0.50	726	6
Derm Growth Partners III, LLC (Dermatology Associates)	Revolver	0.50	2,125	(12)
DermaRite Industries LLC	Revolver	0.50	3,662	(63)
Dimensional Dental Management, LLC	Delayed Draw	1.00	9,584	(51)
Direct Travel, Inc.	Delayed Draw	1.00	2,516	15
Frontline Technologies Holdings, LLC	Delayed Draw	1.00	7,705	(90)
FWR Holding Corporation	Delayed Draw	1.00	6,778	37
FWR Holding Corporation	Revolver	0.50	2,444	13
Global Franchise Group, LLC	Revolver	0.50	495	—
GRO Sub Holdco, LLC (Grand Rapids)	Delayed Draw	1.00	7,000	(102)
GRO Sub Holdco, LLC (Grand Rapids)	Revolver	0.50	943	(14)
National Technical Systems, Inc.	Revolver	0.50	2,500	(150)
NMI AcquisitionCo, Inc.	Revolver	0.50	1,280	(15)
OnCourse Learning Corporation	Revolver	0.50	1,324	(8)
Pathway Partners Vet Management Company LLC	Delayed Draw	1.00	2,436	(22)
PMG Acquisition Corporation	Revolver	0.50	1,728	—
Prime Risk Partners, Inc.	Delayed Draw	0.50	768	—
Prime Risk Partners, Inc.	Delayed Draw	0.50	9,562	71
Product Quest Manufacturing, LLC	Revolver	0.50	1,906	—
Smile Doctors, LLC	Delayed Draw	1.00	4,330	(68)
Smile Doctors, LLC	Revolver	0.50	271	(4)
Superior Health Linens, LLC	Revolver	0.50	2,367	(19)
T2 Systems, Inc.	Revolver	0.50	1,760	2
The Hilb Group, LLC	Delayed Draw	1.00	3,594	(31)
TwentyEighty, Inc. (f/k/a Miller Heiman, Inc.)	Revolver	0.50	607	—
Vetcor Professional Practices, LLC	Delayed Draw	1.00	6,433	(16)
VRC Companies, LLC	Revolver	0.50	1,193	(3)
VRC Companies, LLC	Delayed Draw	0.75	6,202	(18)
Zenith Merger Sub, Inc.	Revolver	0.50	1,685	(3)
Total unfunded commitments			$123,134	$(524)

(16)	As of March 31, 2018, this LIBOR loan was indexed to the 30-day LIBOR rate at 1.88%.

(17)	As of March 31, 2018, this LIBOR loan was indexed to the 180-day LIBOR rate at 2.45%.

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2018
(dollar amounts in thousands)
(unaudited)

As of March 31, 2018, investments at fair value consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt (excluding First Lien/Last Out)	$1,243,969	$1,242,310	64.92%
First Lien/Last Out Unitranche	247,945	233,564	12.21
Second Lien Debt	214,794	217,707	11.38
Equity Investments	14,043	18,812	0.98
Investment Fund	200,101	201,066	10.51
Total	$1,920,852	$1,913,459	100.00%
The rate type of debt investments at fair value as of March 31, 2018 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value of First and Second Lien Debt
Floating Rate	$1,694,028	$1,680,333	99.22%
Fixed Rate	12,680	13,248	0.78
Total	$1,706,708	$1,693,581	100.00%

The industry composition of investments at fair value as of March 31, 2018 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$63,085	$62,180	3.25%
Automotive	1,260	2,199	0.11
Banking, Finance, Insurance & Real Estate	166,259	169,238	8.85
Beverage, Food & Tobacco	53,399	54,899	2.87
Business Services	129,863	132,096	6.90
Capital Equipment	36,194	36,819	1.92
Chemicals, Plastics & Rubber	12,485	12,470	0.65
Construction & Building	24,329	24,537	1.28
Consumer Services	122,790	123,393	6.45
Containers, Packaging & Glass	43,927	26,625	1.39
Durable Consumer Goods	42,101	43,820	2.29
Energy: Electricity	42,941	43,267	2.26
Energy: Oil & Gas	15,259	15,721	0.82
Environmental Industries	35,722	35,669	1.86
Forest Products & Paper	50,223	52,105	2.72
Healthcare & Pharmaceuticals	216,969	216,567	11.32
High Tech Industries	183,269	187,717	9.81
Hotel, Gaming & Leisure	62,134	61,164	3.20
Investment Fund	200,101	201,066	10.51
Media: Advertising, Printing & Publishing	34,617	33,778	1.77
Metals & Mining	7,897	7,915	0.41
Non-durable Consumer Goods	58,723	52,937	2.77
Software	77,354	77,517	4.05
Sovereign & Public Finance	1,785	1,811	0.10
Telecommunications	80,038	79,276	4.14
Transportation: Cargo	81,085	82,074	4.29
Transportation: Consumer	36,381	37,401	1.96
Wholesale	40,662	39,198	2.05
Total	$1,920,852	$1,913,459	100.00%
The geographical composition of investments at fair value as of March 31, 2018 was as follows:

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2018
(dollar amounts in thousands)
(unaudited)

Geography	Amortized Cost	Fair Value	% of Fair Value
United Kingdom	$13,259	$13,400	0.70%
United States	1,907,593	1,900,059	99.30
Total	$1,920,852	$1,913,459	100.00%
The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2017
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)	Industry	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
First Lien Debt (77.04%)
Access CIG, LLC (2)(3)(4)(13)(16)	Business Services	L + 5.00% (1.00% Floor)	10/17/2021	$18,149	$18,054	$18,263	1.62%
Achilles Acquisition LLC (2)(3)(4)(5)(13)(15)	Banking, Finance, Insurance & Real Estate	L + 6.00% (1.00% Floor)	6/6/2023	40,910	39,931	40,523	3.59
Advanced Instruments, LLC (2)(3)(4)(5)(13)(15)(16)	Healthcare & Pharmaceuticals	L + 5.25% (1.00% Floor)	10/31/2022	10,421	10,227	10,421	0.92
Alpha Packaging Holdings, Inc. (2)(3)(4)(13)	Containers, Packaging & Glass	L + 4.25% (1.00% Floor)	5/12/2020	2,896	2,894	2,896	0.26
AMS Group HoldCo, LLC (2)(3)(4)(5)(13)(15)	Transportation: Cargo	L + 6.00% (1.00% Floor)	9/29/2023	29,925	29,254	29,925	2.65
Anaren, Inc. (2)(3)(4)(13)	Telecommunications	L + 4.50% (1.00% Floor)	2/18/2021	3,802	3,789	3,809	0.34
Audax AAMP Holdings, Inc. (2)(3)(5)	Durable Consumer Goods	L + 7.50% (1.00% Floor)	1/31/2018	12,487	12,459	12,362	1.10
BeyondTrust Software, Inc. (2)(3)(4)(5)(13)	Software	L + 6.25% (1.00% Floor)	11/21/2023	17,000	16,758	16,910	1.50
Brooks Equipment Company, LLC (2)(3)(4)(13)	Construction & Building	L + 5.00% (1.00% Floor)	8/29/2020	2,546	2,535	2,546	0.23
Capstone Logistics Acquisition, Inc. (2)(3)(4)(13)(16)	Transportation: Cargo	L + 4.50% (1.00% Floor)	10/7/2021	19,198	19,081	18,895	1.68
Captive Resources Midco, LLC (2)(3)(4)(5)(13)(15)(16)	Banking, Finance, Insurance & Real Estate	L + 6.00% (1.00% Floor)	12/18/2021	30,900	30,635	30,783	2.73
Central Security Group, Inc. (2)(3)(4)(13)(16)	Consumer Services	L + 5.63% (1.00% Floor)	10/6/2021	39,007	38,668	38,941	3.45
CIP Revolution Holdings, LLC (2)(3)(4)(5)(13)(15)	Media: Advertising, Printing & Publishing	L + 6.00% (1.00% Floor)	8/19/2021	19,048	18,917	18,993	1.68
Colony Hardware Corporation (2)(3)(4)(13)	Construction & Building	L + 6.00% (1.00% Floor)	10/23/2021	22,071	21,838	22,049	1.96
Continuum Managed Services Holdco, LLC (2)(3)(4)(5)(13)(15)(16)	High Tech Industries	L + 8.75% (1.00% Floor)	6/8/2023	22,885	22,208	23,237	2.06
Dade Paper & Bag, LLC (2)(3)(4)(5)(16)	Forest Products & Paper	L + 7.50% (1.00% Floor)	6/10/2024	49,750	48,822	49,884	4.42
Datto, Inc. (2)(3)(5)(15)(16)	High Tech Industries	L + 8.00% (1.00% Floor)	12/7/2022	35,622	35,082	35,818	3.18
Dent Wizard International Corporation (2)(3)(4)(16)	Automotive	L + 4.75% (1.00% Floor)	4/7/2020	895	893	894	0.08
Derm Growth Partners III, LLC (Dermatology Associates) (2)(3)(4)(5)(13)(15)	Healthcare & Pharmaceuticals	L + 6.50% (1.00% Floor)	5/31/2022	50,658	50,104	50,441	4.47
DermaRite Industries, LLC (2)(3)(5)(13)(15)(16)	Healthcare & Pharmaceuticals	L + 7.00% (1.00% Floor)	3/3/2022	20,003	19,729	19,850	1.76
Dimensional Dental Management, LLC (2)(3)(5)(12)(15)(16)	Healthcare & Pharmaceuticals	L + 6.75% (1.00% Floor)	2/12/2021	33,674	33,038	33,514	2.97
Direct Travel, Inc. (2)(3)(4)(5)(13)(15)	Hotel, Gaming & Leisure	L + 6.50% (1.00% Floor)	12/1/2021	29,623	29,136	29,708	2.64
EIP Merger Sub, LLC (Evolve IP) (2)(3)(5)(12)(13)(16)	Telecommunications	L + 6.25% (1.00% Floor)	6/7/2021	27,284	26,618	26,738	2.37
Emergency Communications Network, LLC (2)(3)(4)(5)(13)(16)	Telecommunications	L + 6.25% (1.00% Floor)	6/1/2023	24,875	24,669	24,850	2.20
EP Minerals, LLC (2)(3)(4)(13)	Metals & Mining	L + 4.50% (1.00% Floor)	8/20/2020	7,920	7,901	7,931	0.70
FCX Holdings Corp. (2)(3)(4)(13)(16)	Capital Equipment	L + 4.50% (1.00% Floor)	8/4/2020	3,820	3,823	3,824	0.34
Frontline Technologies Holdings, LLC (2)(3)(5)(15)	Software	L + 6.50% (1.00% Floor)	9/18/2023	39,197	38,757	39,159	3.47

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2017
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)	Industry	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
First Lien Debt (77.04%) (continued)
FWR Holding Corporation (2)(3)(4)(5)(13)(15)	Beverage, Food & Tobacco	L + 6.00% (1.00% Floor)	8/21/2023	$36,692	$35,525	$36,098	3.20%
Global Franchise Group, LLC (2)(3)(4)(5)(13)(15)	Beverage, Food & Tobacco	L + 5.75% (1.00% Floor)	12/18/2019	14,468	14,345	14,468	1.28
Global Software, LLC(2)(3)(4)(13)(16)	High Tech Industries	L + 5.25% (1.00% Floor)	5/2/2022	20,800	20,501	20,774	1.84
Green Energy Partners/Stonewall LLC(2)(3)(4)(13)	Energy: Electricity	L + 5.50% (1.00% Floor)	11/13/2021	19,950	19,621	19,334	1.71
Hummel Station LLC (2)(3)(5)(13)(16)	Energy: Electricity	L + 6.00% (1.00% Floor)	10/27/2022	15,000	14,375	13,905	1.23
Hydrofarm, LLC (2)(5)(13)(16)	Wholesale	L + 7.00%	5/12/2022	18,763	18,640	18,241	1.62
Indra Holdings Corp. (Totes Isotoner) (2)(3)(5)(13)	Non-durable Consumer Goods	L + 4.25% (1.00% Floor)	5/1/2021	18,965	17,224	11,222	1.00
Legacy.com Inc. (2)(3)(5)(12)	High Tech Industries	L + 6.00% (1.00% Floor)	3/20/2023	17,000	16,653	17,558	1.56
Metrogistics LLC (2)(3)(4)(13)	Transportation: Cargo	L + 6.50% (1.00% Floor)	9/30/2022	17,978	17,774	17,921	1.59
Moxie Liberty LLC (2)(3)(5)(13)	Energy: Electricity	L + 6.50% (1.00% Floor)	8/21/2020	9,975	9,008	9,148	0.81
National Technical Systems, Inc. (2)(3)(4)(5)(13)(15)(16)	Aerospace & Defense	L + 6.25% (1.00% Floor)	6/12/2021	26,351	26,072	24,817	2.20
NES Global Talent Finance US LLC (United Kingdom) (2)(3)(4)(8)(13)	Energy: Oil & Gas	L + 5.50% (1.00% Floor)	10/3/2019	13,600	13,439	13,369	1.19
NMI AcquisitionCo, Inc. (2)(3)(4)(5)(15)	High Tech Industries	L + 6.75% (1.00% Floor)	9/6/2022	51,091	50,112	50,944	4.52
OnCourse Learning Corporation (2)(3)(4)(5)(13)(15)	Consumer Services	L + 6.50% (1.00% Floor)	9/12/2021	35,905	35,513	35,740	3.17
Payment Alliance International, Inc. (2)(3)(5)(12)(16)	Business Services	L + 6.05% (1.00% Floor)	9/15/2021	26,544	25,983	26,464	2.35
Pelican Products, Inc. (2)(3)(4)(13)	Containers, Packaging & Glass	L + 4.25% (1.00% Floor)	4/11/2020	3,585	3,589	3,581	0.32
Plano Molding Company, LLC(2)(3)(4)(5)(16)	Hotel, Gaming & Leisure	L + 7.50% (1.00% Floor)	5/12/2021	19,523	19,263	16,934	1.50
PMG Acquisition Corporation (2)(3)(4)(5)(13)(15)	Healthcare & Pharmaceuticals	L + 6.25% (1.00% Floor)	5/22/2022	27,025	26,649	27,161	2.41
PPT Management Holdings, LLC(2)(3)(4)(5)(13)	Healthcare & Pharmaceuticals	L + 6.00% (1.00% Floor)	12/16/2022	24,750	24,572	23,443	2.08
Prime Risk Partners, Inc. (2)(3)(5)(15)	Banking, Finance, Insurance & Real Estate	L + 5.75% (1.00% Floor)	8/13/2023	1,639	1,594	1,650	0.15
Prime Risk Partners, Inc. (2)(3)(5)(12)(15)	Banking, Finance, Insurance & Real Estate	L + 5.75% (1.00% Floor)	8/13/2023	20,521	19,959	21,032	1.87
Product Quest Manufacturing, LLC(2)(3)(5)(10)(12)	Containers, Packaging & Glass	L + 6.75% (1.00% Floor)	9/9/2020	33,000	32,270	19,487	1.73
Product Quest Manufacturing, LLC (2)(3)(5)(15)(16)	Containers, Packaging & Glass	L + 6.75% (3.25% Floor)	3/31/2019	2,729	2,729	2,729	0.24
Prowler Acquisition Corp. (Pipeline Supply and Service, LLC) (2)(3)(4)(13)	Wholesale	L + 4.50% (1.00% Floor)	1/28/2020	14,910	14,285	14,133	1.25
QW Holding Corporation (Quala) (2)(3)(4)(5)(13)	Environmental Industries	L + 6.75% (1.00% Floor)	8/31/2022	36,549	35,772	35,715	3.17
Reliant Pro Rehab, LLC (2)(3)(5)(12)	Healthcare & Pharmaceuticals	L + 10.00% (1.00% Floor)	12/28/2018	24,563	24,544	24,563	2.18
Smile Doctors, LLC (2)(3)(5)(13)(15)	Healthcare & Pharmaceuticals	L + 5.75% (1.00% Floor)	10/6/2022	9,059	8,930	9,011	0.80

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2017
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)	Industry	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
First Lien Debt (77.04%) (continued)
SolAero Technologies Corp.(2)(3)(4)(5)(16)	Telecommunications	L + 5.25% (1.00% Floor)	12/10/2020	$24,828	$24,221	$23,416	2.08%
Superior Health Linens, LLC (2)(3)(4)(5)(13)(15)(16)	Business Services	L + 6.50% (1.00% Floor)	9/30/2021	21,061	20,788	21,026	1.87
Surgical Information Systems, LLC (2)(3)(4)(5)(12)(13)(16)	High Tech Industries	L + 5.00% (1.00% Floor)	4/24/2023	30,000	29,728	30,075	2.67
T2 Systems Canada, Inc.(2)(3)(4)(16)	Transportation: Consumer	L + 6.75% (1.00% Floor)	9/28/2022	4,009	3,926	3,950	0.35
T2 Systems, Inc. (2)(3)(4)(5)(13)(15)(16)	Transportation: Consumer	L + 6.75% (1.00% Floor)	9/28/2022	32,649	31,956	32,146	2.85
The Hilb Group, LLC (2)(3)(5)(12)(15)	Banking, Finance, Insurance & Real Estate	L + 6.00% (1.00% Floor)	6/24/2021	38,622	38,132	38,204	3.39
The SI Organization, Inc.(2)(3)(4)(5)(13)	Aerospace & Defense	L + 4.75% (1.00% Floor)	11/23/2019	14,300	14,310	14,419	1.28
The Topps Company, Inc. (2)(3)(4)(13)	Non-durable Consumer Goods	L + 6.00% (1.25% Floor)	10/2/2020	23,130	22,970	22,991	2.04
TruckPro, LLC (2)(3)(4)(13)	Automotive	L + 5.00% (1.00% Floor)	8/6/2018	8,860	8,850	8,831	0.78
Tweddle Group, Inc. (2)(3)(4)(13)	Media: Advertising, Printing & Publishing	L + 6.00% (1.00% Floor)	10/24/2022	7,356	7,266	7,264	0.64
Vetcor Professional Practices, LLC (2)(3)(4)(5)(13)(15)	Consumer Services	L + 6.25% (1.00% Floor)	4/20/2021	38,868	38,502	38,725	3.43
Vistage Worldwide, Inc. (2)(3)(4)(13)(16)	Business Services	L + 5.50% (1.00% Floor)	8/19/2021	32,916	32,753	32,916	2.92
VRC Companies, LLC (2)(3)(4)(5)(13)(15)(16)	Business Services	L + 6.50% (1.00% Floor)	3/31/2023	38,600	37,873	38,541	3.42
W/S Packaging Group Inc. (2)(3)(4)(16)	Containers, Packaging & Glass	L + 5.00% (1.00% Floor)	8/9/2019	4,004	3,887	3,789	0.34
Watchfire Enterprises, Inc. (2)(3)(13)	Media: Advertising, Printing & Publishing	L + 4.25% (1.00% Floor)	10/2/2020	1,362	1,351	1,362	0.12
Winchester Electronics Corporation (2)(3)(4)(5)(13)	Capital Equipment	L + 6.50% (1.00% Floor)	6/30/2022	36,547	36,292	36,933	3.28
Zenith Merger Sub, Inc. (2)(3)(4)(5)(13)(15)	Business Services	L + 5.50% (1.00% Floor)	12/12/2023	15,290	15,069	15,198	1.35
Zest Holdings, LLC (2)(3)(4)(13)(16)	Durable Consumer Goods	L + 4.25% (1.00% Floor)	8/16/2023	3,431	3,423	3,453	0.31
First Lien Debt Total					$1,526,058	$1,515,845	134.46%
Second Lien Debt (12.51%)
AIM Group USA Inc. (2)(3)(4)(5)(13)	Aerospace & Defense	L + 9.00% (1.00% Floor)	8/2/2022	$23,000	$22,737	$23,230	2.06%
AmeriLife Group, LLC (2)(3)(5)(13)(16)	Banking, Finance, Insurance & Real Estate	L + 8.75% (1.00% Floor)	1/10/2023	22,000	21,647	21,817	1.94
Argon Medical Devices, Inc.(2)(3)(4)(5)(16)	Healthcare & Pharmaceuticals	L + 9.50% (1.00% Floor)	6/23/2022	25,000	24,447	25,000	2.22
Argon Medical Devices Holdings, Inc.(2)(3)(5)(16)	Healthcare & Pharmaceuticals	L + 8.00% (1.00% Floor)	1/23/2026	7,500	7,465	7,515	0.67
Berlin Packaging L.L.C. (2)(3)(13)(16)	Containers, Packaging & Glass	L + 6.75% (1.00% Floor)	10/1/2022	1,146	1,140	1,153	0.10
Confie Seguros Holding II Co.(2)(3)(5)(13)	Banking, Finance, Insurance & Real Estate	L + 9.50% (1.25% Floor)	5/8/2019	9,000	8,959	8,715	0.77

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2017
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)	Industry	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
Second Lien Debt (12.51%) (continued)
Drew Marine Group Inc.(2)(3)(4)(5)(13)(16)	Chemicals, Plastics & Rubber	L + 7.00% (1.00% Floor)	5/19/2021	$12,500	$12,484	$12,456	1.10%
Genex Holdings, Inc. (2)(3)(5)(16)	Banking, Finance, Insurance & Real Estate	L + 7.75% (1.00% Floor)	5/30/2022	8,990	8,915	8,924	0.79
Paradigm Acquisition Corp. (2)(3)(5)(17)	Business Services	L + 8.50% (1.00% Floor)	10/12/2025	9,600	9,507	9,584	0.85
Pathway Partners Vet Management Company LLC (2)(3)(5)(15)(16)	Consumer Services	L + 8.00% (1.00% Floor)	10/10/2025	7,751	7,644	7,741	0.69
Pexco LLC (2)(3)(5)(16)	Chemicals, Plastics & Rubber	L + 8.00% (1.00% Floor)	5/8/2025	20,000	19,818	20,362	1.81
Prowler Acquisition Corp. (Pipeline Supply and Service, LLC) (2)(3)(5)	Wholesale	L + 8.50% (1.00% Floor)	7/28/2020	3,000	2,967	2,485	0.22
Q International Courier, LLC (2)(3)(5)(16)	Transportation: Cargo	L + 8.25% (1.00% Floor)	9/19/2025	18,750	18,384	18,621	1.65
Reladyne, Inc. (2)(3)(4)(13)	Wholesale	L + 9.50% (1.00% Floor)	1/21/2023	5,000	4,884	4,929	0.44
Rough Country, LLC (2)(3)(5)(13)(16)	Durable Consumer Goods	L + 8.50% (1.00% Floor)	11/25/2023	42,500	41,311	42,802	3.80
Santa Cruz Holdco, Inc. (2)(3)(5)	Non-durable Consumer Goods	L + 8.25% (1.00% Floor)	12/13/2024	17,138	16,967	17,079	1.51
Superion, LLC (fka Ramundsen Public Sector, LLC) (2)(3)(13)	Sovereign & Public Finance	L + 8.50% (1.00% Floor)	1/31/2025	1,800	1,784	1,820	0.16
Watchfire Enterprises, Inc.(2)(3)(5)	Media: Advertising, Printing & Publishing	L + 8.00% (1.00% Floor)	10/2/2021	7,000	6,941	7,000	0.62
Zywave, Inc. (2)(3)(5)	High Tech Industries	L + 9.00% (1.00% Floor)	11/17/2023	4,950	4,886	5,000	0.44
Second Lien Debt Total					$242,887	$246,233	21.84%

Investments—non-controlled/non-affiliated (1)	Industry	Shares/ Units	Cost	Fair Value (7)	Percentage of Net Assets
Equity Investments (0.89%) (5)
CIP Revolution Holdings, LLC	Media: Advertising, Printing & Publishing	30,000	$300	$369	0.03%
Dade Paper & Bag, LLC	Forest Products & Paper	1,500,000	1,500	2,140	0.19
DecoPac, Inc.	Non-durable Consumer Goods	1,500,000	1,500	1,500	0.13
Derm Growth Partners III, LLC (Dermatology Associates)	Healthcare & Pharmaceuticals	1,000,000	1,000	1,796	0.16
GS Holdco LLC (Global Software, LLC)	High Tech Industries	1,000,000	1,001	1,550	0.14
Legacy.com Inc.	High Tech Industries	1,500,000	1,500	1,739	0.15
Power Stop Intermediate Holdings, LLC	Automotive	7,150	369	1,191	0.11
Rough Country, LLC	Durable Consumer Goods	754,775	755	873	0.08
T2 Systems Parent Corporation	Transportation: Consumer	555,556	556	499	0.04
Tailwind HMT Holdings Corp.	Energy: Oil & Gas	2,000,000	2,000	2,000	0.18
THG Acquisition, LLC (The Hilb Group, LLC)	Banking, Finance, Insurance & Real Estate	1,500,000	1,500	2,287	0.20
Zenith American Holding, Inc.	Business Services	1,561,644	1,562	1,562	0.14
Equity Investments Total			$13,543	$17,506	1.55%
Total investments—non-controlled/non-affiliated			$1,782,488	$1,779,584	157.85%

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2017
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/affiliated (5)(14)	Industry	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
First Lien Debt (0.78%)
TwentyEighty, Inc. - Revolver (2)(3)(15)	Business Services	L + 8.00% (1.00% Floor)	3/21/2020	$—	$(6)	$(20)	—%
TwentyEighty, Inc. - (Term A Loans) (2)(3)	Business Services	L + 3.50% (1.00% Floor), cash, 4.50% PIK	3/21/2020	3,890	3,871	3,760	0.33%
TwentyEighty, Inc. - (Term B Loans)	Business Services	1.00% cash, 7.00% PIK	3/21/2020	6,715	6,494	6,360	0.57%
TwentyEighty, Inc. - (Term C Loans)	Business Services	0.25% cash, 8.75% PIK	3/21/2020	6,521	5,914	5,331	0.47%
First Lien Debt Total					$16,273	$15,431	1.37%

Investments—non-controlled/affiliated (5)(14)	Industry	Shares/ Units	Cost	Fair Value (7)	Percentage of Net Assets
Equity Investments (0.00%)
TwentyEighty Investors LLC	Business Services	69,786	$—	$—	—%
Equity Investments Total			$—	$—	$—
Total investments—non-controlled/affiliated			16,273	15,431	1.37%

Investments—controlled/affiliated	Industry	Interest Rate (2)	Maturity Date	Par Amount/ LLC Interest	Cost	Fair Value (7)	Percentage of Net Assets
Investment Fund (8.77%) (8)
Middle Market Credit Fund, LLC, Mezzanine Loan (2)(5)(9)(11)	Investment Fund	L + 9.00%	6/22/2018	$85,750	$85,750	$85,750	7.61%
Middle Market Credit Fund, LLC, Subordinated Loan and Member’s Interest (5)(11)	Investment Fund	0.001%	3/1/2021	86,501	86,501	86,766	7.70
Investment Fund Total					$172,251	$172,516	15.31%
Total investments—controlled/affiliated					$172,251	$172,516	15.31%
Total investments					$1,971,012	$1,967,531	174.53%

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company are domiciled in the United States. Under the Investment Company Act, the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of December 31, 2017, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2017, the Company is not an “affiliated person” of any of these portfolio companies.

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
(unaudited)

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

(13)
Denotes that all or a portion of the assets are owned by the 2015-1 Issuer and secure the notes issued in connection with the 2015-1 Debt Securitization (see Note 7, 2015-1 Notes). Accordingly, such assets are not available to the creditors of the SPV or the Company.

(14)	Under the Investment Company Act, the Company is deemed an “affiliated person” of this portfolio company because the Company owns 5% or more of the portfolio company’s outstanding voting securities.

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2017
(dollar amounts in thousands)
(unaudited)

(15)	As of December 31, 2017, the Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

First and Second Lien Debt—unfunded delayed draw and revolving term loans commitments	Type	Unused Fee	Par/ Principal Amount	Fair Value
Achilles Acquisition LLC	Delayed Draw	1.00%	$2,051	$(18)
Advanced Instruments, LLC	Revolver	0.50%	1,167	—
AMS Group HoldCo, LLC	Delayed Draw	1.00%	5,491	—
AMS Group HoldCo, LLC	Revolver	0.50%	2,315	—
Captive Resources Midco, LLC	Delayed Draw	1.25%	3,571	(11)
Captive Resources Midco, LLC	Revolver	0.50%	2,143	(7)
CIP Revolution Holdings, LLC	Revolver	0.50%	1,331	(5)
Continuum Managed Services HoldCo, LLC	Delayed Draw	1.00%	1,917	25
Continuum Managed Services HoldCo, LLC	Revolver	0.50%	2,500	32
Datto, Inc.	Revolver	0.50%	726	4
Derm Growth Partners III, LLC (Dermatology Associates)	Revolver	0.50%	2,420	(10)
DermaRite Industries LLC	Revolver	0.50%	3,848	(28)
Dimensional Dental Management, LLC	Delayed Draw	1.00%	9,584	(35)
Direct Travel, Inc.	Delayed Draw	1.00%	4,118	7
Frontline Technologies Holdings, LLC	Delayed Draw	1.00%	7,705	(6)
FWR Holding Corporation	Delayed Draw	1.00%	9,333	(111)
FWR Holding Corporation	Revolver	0.50%	3,889	(46)
Global Franchise Group, LLC	Revolver	0.50%	495	—
National Technical Systems, Inc.	Revolver	0.50%	2,500	(161)
NMI AcquisitionCo, Inc.	Revolver	0.50%	1,280	(4)
OnCourse Learning Corporation	Revolver	0.50%	1,324	(6)
Pathway Partners Vet Management Company LLC	Delayed Draw	1.00%	3,410	(3)
Prime Risk Partners, Inc.	Delayed Draw	0.50%	768	4
Prime Risk Partners, Inc.	Delayed Draw	0.50%	9,562	163
PMG Acquisition Corporation	Revolver	0.50%	2,356	9
Product Quest Manufacturing, LLC	Revolver	0.50%	3,229	—
Smile Doctors, LLC	Delayed Draw	1.00%	6,345	(26)
Smile Doctors, LLC	Revolver	0.50%	827	(3)
Superior Health Linens, LLC	Revolver	0.50%	2,617	(4)
T2 Systems, Inc.	Revolver	0.50%	1,760	(26)
The Hilb Group, LLC	Delayed Draw	1.00%	3,594	(36)
TwentyEighty, Inc. (f/k/a Miller Heiman, Inc.)	Revolver	0.50%	607	(20)
Vetcor Professional Practices, LLC	Delayed Draw	1.00%	8,248	(31)
VRC Companies, LLC	Delayed Draw	0.75%	3,294	(8)
VRC Companies, LLC	Revolver	0.50%	401	(1)
Zenith Merger Sub, Inc.	Revolver	0.50%	1,648	(9)
Total unfunded commitments			$118,374	$(371)

(16)	As of December 31, 2017, this LIBOR loan was indexed to the 30-day LIBOR rate at 1.56%.

(17)	As of December 31, 2017, this LIBOR loan was indexed to the 180-day LIBOR rate at 1.84%.

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2017
(dollar amounts in thousands)
(unaudited)

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
As of March 31, 2018
(dollar amounts in thousands, except per share data)
1. ORGANIZATION
TCG BDC, Inc. (together with its consolidated subsidiaries, “we,” “us,” “our,” “TCG BDC” or the “Company”) is a Maryland corporation formed on February 8, 2012, and structured as an externally managed, non-diversified closed-end investment company. The Company is managed by its investment adviser, Carlyle Global Credit Investment Management L.L.C. (“CGCIM” or “Investment Adviser”), a wholly owned subsidiary of The Carlyle Group L.P. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). In addition, the Company has elected to be treated, and intends to continue to comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (together with the rules and regulations promulgated thereunder, the “Code”).
The Company’s investment objective is to generate current income and capital appreciation primarily through debt investments in U.S. middle market companies, which the Company defines as companies with approximately $10 million to $100 million of earnings before interest, taxes, depreciation and amortization (“EBITDA”), which the Company believes is a useful proxy for cash flow. The Company seeks to achieve its investment objective primarily through direct originations of secured debt, including first lien senior secured loans (which may include stand-alone first lien loans, first lien/last out loans and “unitranche” loans) and second lien senior secured loans (collectively, “Middle Market Senior Loans”), with the balance of its assets invested in higher yielding investments (which may include unsecured debt, mezzanine debt and investments in equities). The Middle Market Senior Loans are generally made to private U.S. middle market companies that are, in many cases, controlled by private equity firms. Depending on market conditions, the Company expects that between 70% and 80% of the value of its assets will be invested in Middle Market Senior Loans. The Company expects that the composition of its portfolio will change over time given the Investment Adviser’s view on, among other things, the economic and credit environment (including with respect to interest rates) in which the Company is operating.
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
2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“US GAAP”). The Company is an investment company for the purposes of accounting and financial reporting in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC 946”). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, the SPVs and the 2015-1 Issuer. All significant intercompany balances and transactions have been eliminated. US GAAP for an investment company requires investments to be recorded at fair value. The carrying value for all other assets and liabilities approximates their fair value.
The interim financial statements have been prepared in accordance with US GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with US GAAP are omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of consolidated financial statements for the interim period presented have been included. These adjustments are of a normal, recurring nature. This Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2017. The results of operations for the three month periods ended March 31, 2018 are not necessarily indicative of the operating results to be expected for the full year.
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
The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Consolidated Statements of Operations. As of March 31, 2018 and December 31, 2017, the fair value of the loan in the portfolio with PIK provisions was $13,248 and $15,451, respectively, which represents approximately 0.7% and 0.8% of total investments at fair value, respectively. For the three month periods ended March 31, 2018 and 2017, the Company earned $213 and $0 in PIK income, respectively.
Dividend Income
Dividend income from the investment fund is recorded on the record date for the investment fund to the extent that such amounts are payable by the investment fund and are expected to be collected.
Other Income
Other income may include income such as consent, waiver, amendment, syndication and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive fees for guaranteeing the outstanding debt of a portfolio company. Such fees are amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in other assets in the accompanying Consolidated Statements of Assets and Liabilities. For the three month periods ended March 31, 2018 and 2017, the Company earned $895 and $2,536, respectively, in other income, primarily from syndication and prepayment fees.
Non-Accrual Income

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid current and, in management’s judgment, are likely to remain current. Management may not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2018 and December 31, 2017, the fair value of the loan in the portfolio on non-accrual status was $14,955 and $19,487, respectively, which represents approximately 0.8% and 1.0% of total investments at fair value, respectively. The remaining first and second lien debt investments were performing and current on their interest payments as of March 31, 2018 and December 31, 2017.
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
Offering Costs
Offering costs consist primarily of fees and expenses incurred in connection with the offering of shares, including legal, underwriting, printing and other costs, as well as costs associated with the preparation and filing of applicable registration statements. Offering costs are charged against equity when incurred. During the three month period ended March 31, 2018, $30 of offering costs were incurred, 50% of which were paid by the Investment Adviser.
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
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely than not” to be sustained by the applicable tax authority. All penalties and interest associated with income taxes, if any, are included in income tax expense. The SPVs and the 2015-1 Issuer are disregarded entities for tax purposes and are consolidated with the tax return of the Company. For the three month periods ended March 31, 2018 and 2017, the Company incurred $10 and $169, respectively, in excise tax expense.
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

Prior to July 5, 2017, the Company had an “opt in” dividend reinvestment plan. Effective on July 5, 2017, the Company converted the “opt in” dividend reinvestment plan to an “opt out” dividend reinvestment plan that provides for reinvestment of dividends and other distributions on behalf of the stockholders, other than those stockholders who have “opted out” of the plan. As a result of adopting the plan, if the Board of Directors authorizes, and the Company declares, a cash dividend or distribution, the stockholders who have not elected to “opt out” of the dividend reinvestment plan will have their cash dividends or distributions automatically reinvested in additional shares of the Company’s common stock, rather than receiving cash. Each registered stockholder may elect to have such stockholder’s dividends and distributions distributed in cash rather than participate in the plan. For any registered stockholder that does not so elect, distributions on such stockholder’s shares will be reinvested by State Street Bank and Trust Company, the Company’s plan administrator, in additional shares. The number of shares to be issued to the stockholder will be determined based on the total dollar amount of the cash distribution payable, net of applicable withholding taxes. The Company intends to use primarily newly issued shares to implement the plan so long as the market value per share is equal to or greater than the net asset value per share on the relevant valuation date. If the market value per share is less than the net asset value per share on the relevant valuation date, the plan administrator would implement the plan through the purchase of common stock on behalf of participants in the open market, unless the Company instructs the plan administrator otherwise.
Functional Currency
The functional currency of the Company is the U.S. Dollar and all transactions were in U.S. Dollars.
Recent Accounting Standards Updates

The FASB issued Accounting Standards Update (“ASU”) 2014-9, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-9”) in May 2014 and subsequently issued several amendments to the standard. ASU 2014-9, and related amendments, provide comprehensive guidance for recognizing revenue from contracts with customers. Entities are able to recognize revenue when the entity transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The guidance includes a five-step framework that requires an entity to: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when the entity satisfies a performance obligation. The guidance in ASU 2014-9, and the related amendments, was effective for the Company on January 1, 2018. The Company has adopted the ASU on January 1, 2018, which did not have a material impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash. ASU 2016-18 clarifies the presentation of restricted cash in the statement of cash flows by requiring the amounts described as restricted cash be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. If cash and cash equivalents and restricted cash are presented separately on the statement of financial position, a reconciliation of these separate line items to the total cash amount included in the statement of cash flows are required either in the footnotes or on the face of the statement of cash flows. This guidance was effective for annual reporting periods, and the interim periods within those periods, beginning after December 15, 2017 and early adoption was permitted. The Company has adopted the ASU on January 1, 2018, which did not have a material impact on the Company’s consolidated financial statements.
3. FAIR VALUE MEASUREMENTS
The Company applies fair value accounting in accordance with the terms of ASC Topic 820, Fair Value Measurement (“ASC 820”). ASC 820 defines fair value as the amount that would be exchanged to sell an asset or transfer a liability in an orderly transfer between market participants at the measurement date. The Company values securities/instruments traded in active markets on the measurement date by multiplying the closing price of such traded securities/instruments by the quantity of shares or amount of the instrument held. The Company may also obtain quotes with respect to certain of its investments, such as its securities/instruments traded in active markets and its liquid securities/instruments that are not traded in active markets, from pricing services, brokers, or counterparties (i.e., “consensus pricing”). When doing so, the Company determines whether the quote obtained is sufficient according to US GAAP to determine the fair value of the security. The Company may use the quote obtained or alternative pricing sources may be utilized including valuation techniques typically utilized for illiquid securities/instruments.
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

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of March 31, 2018 and December 31, 2017.
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
Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the three month periods ended March 31, 2018 and 2017, there were no transfers between levels.
The following tables summarize the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of March 31, 2018 and December 31, 2017:

	March 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$1,475,874	$1,475,874
Second Lien Debt	—	—	217,707	217,707
Equity Investments	—	—	18,812	18,812
Investment Fund
Mezzanine Loan	—	—	107,600	107,600
Subtotal	$—	$—	$1,819,993	$1,819,993
Investments measured at net asset value (1)				93,466
Total				$1,913,459

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$1,531,276	$1,531,276
Second Lien Debt	—	—	246,233	246,233
Equity Investments	—	—	17,506	17,506
Investment Fund
Mezzanine Loan	—	—	85,750	85,750
Subtotal	$—	$—	$1,880,765	$1,880,765
Investments measured at net asset value (1)				86,766
Total				$1,967,531

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

The changes in the Company’s investments at fair value for which the Company has used Level 3 inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level 3 investments still held are as follows:

	Financial Assets For the three month period ended March 31, 2018
	First Lien Debt	Second Lien Debt	Equity Investments	Investment Fund - Mezzanine Loan	Total
Balance, beginning of period	$1,531,276	$246,233	$17,506	$85,750	$1,880,765
Purchases	66,257	24,994	500	21,850	113,601
Sales	(20,960)	(3,960)	—	—	(24,920)
Paydowns	(97,110)	(49,992)	—	—	(147,102)
Accretion of discount	1,527	863	—	—	2,390
Net realized gains (losses)	(131)	2	—	—	(129)
Net change in unrealized appreciation (depreciation)	(4,985)	(433)	806	—	(4,612)
Balance, end of period	$1,475,874	$217,707	$18,812	$107,600	$1,819,993
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held as of March 31, 2018 included in net change in unrealized appreciation (depreciation) on investments on the Consolidated Statements of Operations	$(4,796)	$673	$806	$—	$(3,317)

	Financial Assets For the three month period ended March 31, 2017
	First Lien Debt	Second Lien Debt	Structured Finance Obligations	Equity Investments	Investment Fund - Mezzanine Loan	Total
Balance, beginning of period	$1,139,548	$171,864	$5,216	$6,474	$62,384	$1,385,486
Purchases	92,793	1,782	—	1,500	45,660	141,735
Sales	(24,723)	(2,978)	—	—	—	(27,701)
Paydowns	(120,872)	(10,000)	(2,518)	—	(22,000)	(155,390)
Accretion of discount	3,425	151	—	—	—	3,576
Net realized gains (losses)	(7,552)	(3)	(139)	—	—	(7,694)
Net change in unrealized appreciation (depreciation)	2,935	827	217	477	—	4,456
Balance, end of period	$1,085,554	$161,643	$2,776	$8,451	$86,044	$1,344,468
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held as of March 31, 2017 included in net change in unrealized appreciation (depreciation) on investments on the Consolidated Statements of Operations	$(3,472)	$859	$220	$477	$—	$(1,916)
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
The following tables summarize the quantitative information related to the significant unobservable inputs for Level 3 instruments which are carried at fair value as of March 31, 2018 and December 31, 2017:

	Fair Value as of March 31, 2018	Valuation Techniques	Significant Unobservable Inputs	Range
				Low	High	Weighted Average
Investments in First Lien Debt	$1,301,906	Discounted Cash Flow	Discount Rate	4.40%	13.46%	8.22%
	159,013	Consensus Pricing	Indicative Quotes	59.90	100.00	96.01
	14,955	Income Approach	Discount Rate	13.59%	13.59%	13.59%
		Market Approach	Comparable Multiple	7.80x	7.80x	7.80x
Total First Lien Debt	1,475,874
Investments in Second Lien Debt	191,426	Discounted Cash Flow	Discount Rate	7.57%	14.59%	9.59%
	26,281	Consensus Pricing	Indicative Quotes	100.00	100.75	100.09
Total Second Lien Debt	217,707
Investments in Equity	18,812	Income Approach	Discount Rate	8.08%	12.71%	9.38%
		Market Approach	Comparable Multiple	7.31x	13.92x	10.26x
Total Equity Investments	18,812
Investments in Investment Fund—Mezzanine Loan	107,600	Income Approach	Repayment Rate	100.00%	100.00%	100.00%
Total Investment Fund—Mezzanine Loan	107,600
Total Level 3 Investments	$1,819,993

	Fair Value as of December 31, 2017	Valuation Techniques	Significant Unobservable Inputs	Range
				Low	High	Weighted Average
Investments in First Lien Debt	$1,369,558	Discounted Cash Flow	Discount Rate	4.85%	17.40%	8.18%
	142,231	Consensus Pricing	Indicative Quotes	59.17	100.83	95.93
	19,487	Income Approach	Discount Rate	9.78%	9.78%	9.78%
		Market Approach	Comparable Multiple	8.33x	8.33x	8.33x
Total First Lien Debt	1,531,276
Investments in Second Lien Debt	211,365	Discounted Cash Flow	Discount Rate	7.61%	18.26%	9.43%
	34,868	Consensus Pricing	Indicative Quotes	96.83	100.58	99.23
Total Second Lien Debt	246,233
Investments in Equity	17,506	Income Approach	Discount Rate	7.60%	10.61%	8.81%
		Market Approach	Comparable Multiple	7.80x	14.69x	10.41x
Total Equity Investments	17,506
Investments in Investment Fund—Mezzanine Loan	85,750	Income Approach	Repayment Rate	100.00%	100.00%	100.00%
Total Investment Fund—Mezzanine Loan	85,750
Total Level 3 Investments	$1,880,765
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
Financial instruments disclosed but not carried at fair value
The following table presents the carrying value and fair value of the Company’s secured borrowings disclosed but not carried at fair value as of March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured borrowings	$527,865	$527,865	$562,893	$562,893
Total	$527,865	$527,865	$562,893	$562,893
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
The following table represents the carrying values (before debt issuance costs) and fair values of the Company’s 2015-1 Notes disclosed but not carried at fair value as of March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Aaa/AAA Class A-1A Notes	$160,000	$160,042	$160,000	$160,064
Aaa/AAA Class A-1B Notes	40,000	40,014	40,000	40,020
Aaa/AAA Class A-1C Notes	27,000	26,997	27,000	27,014
Aa2 Class A-2 Notes	46,000	46,017	46,000	46,027
Total	$273,000	$273,070	$273,000	$273,125
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
Effective September 15, 2017, pre-incentive fee net investment income, expressed as a rate of return on the value of the Company’s net assets at the end of the immediately preceding calendar quarter, will be compared to a “hurdle rate” of 1.50% per quarter (6% annualized) or a “catch-up rate” of 1.82% per quarter (7.28% annualized), as applicable.
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
As previously disclosed, in connection with the IPO, the Investment Adviser agreed to charge 17.5% instead of 20% with respect to the entire calculation of the incentive fee beginning on the first full quarter following the consummation of the IPO until the earlier of (i) October 1, 2017 and (ii) the date that the Company’s stockholders vote on the approval of the amendment to the Original Investment Advisory Agreement. The Company’s stockholders voted to approve the Investment Advisory Agreement on September 15, 2017.

For the three month periods ended March 31, 2018 and 2017, base management fees were $7,222 and $3,417 (net of waiver, which terminated on September 30, 2017, of $1,708), respectively, incentive fees related to pre-incentive fee net investment income were $5,330 and $4,777, respectively, and there were no incentive fees related to realized capital gains. For the three month periods ended March 31, 2018 and 2017, there were no accrued capital gains incentive fees based upon the cumulative net realized and unrealized appreciation (depreciation) from inception through March 31, 2018 and 2017, respectively, as computed in accordance with the Investment Advisory Agreement. The accrual for any capital gains incentive fee under US GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual.
As of March 31, 2018 and December 31, 2017, $12,552 and $13,098, respectively, were included in base management and incentive fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
On April 3, 2013, the Investment Adviser entered into a personnel agreement with The Carlyle Group Employee Co., L.L.C. (“Carlyle Employee Co.”), an affiliate of the Investment Adviser, pursuant to which Carlyle Employee Co. provides the Investment Adviser with access to investment professionals.
Administration Agreement
On April 3, 2013, the Company’s Board of Directors approved an administration agreement (the “Administration Agreement”) between the Company and the Administrator. Pursuant to the Administration Agreement, the Administrator provides services and receives reimbursements equal to an amount that reimburses the Administrator for its costs and expenses and the Company’s allocable portion of overhead incurred by the Administrator in performing its obligations under the Administration Agreement, including the Company’s allocable portion of the compensation paid to or compensatory distributions received by the Company’s officers (including the Chief Compliance Officer and Treasurer) and respective staff who provide services to the Company, operations staff who provide services to the Company, and any internal audit staff, to the extent internal audit performs a role in the Company’s Sarbanes-Oxley Act internal control assessment. Reimbursement under the Administration Agreement occurs quarterly in arrears.

The initial term of the Administration Agreement is two years from April 3, 2013 and, unless terminated earlier, the Administration Agreement will renew automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (i) the vote of the Board of Directors or by a majority vote of the outstanding voting securities of the Company and (ii) the vote of a majority of the Company’s Independent Directors. On February 26, 2018, the Company’s Board of Directors, including a majority of the Independent Directors, approved the continuance of the Administration Agreement for a one year period. The Administration Agreement may not be assigned by a party without the consent of the other party and may be terminated by either party without penalty upon at least 60 days’ written notice to the other party.
For the three month periods ended March 31, 2018 and 2017 , the Company incurred $186 and $173, respectively, in fees under the Administrative Agreement, which were included in administrative service fees in the accompanying Consolidated Statements of Operations. As of March 31, 2018 and December 31, 2017, $125 and $95, respectively, was unpaid and included in administrative service fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
Sub-Administration Agreements
On April 3, 2013, the Administrator entered into sub-administration agreements with Carlyle Employee Co. and CELF Advisors LLP (“CELF”) (the “Carlyle Sub-Administration Agreements”). Pursuant to the Carlyle Sub-Administration Agreements, Carlyle Employee Co. and CELF provide the Administrator with access to personnel. The sub-administration agreement between the Administrator and CELF was terminated effective as of February 26, 2018.
On April 3, 2013, the Administrator entered into a sub-administration agreement with State Street Bank and Trust Company (“State Street” and, such agreement, the “State Street Sub-Administration Agreement” and, together with the Carlyle Sub-Administration Agreements, the “Sub-Administration Agreements”). On March 11, 2015, the Company’s Board of Directors, including a majority of the Independent Directors, approved an amendment to the State Street Sub-Administration Agreement. The initial term of the State Street Sub-Administration Agreement ends on April 1, 2017 and, unless terminated earlier, the State Street Sub-Administration Agreement will renew automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (i) the vote of the Board of Directors or by the vote of a majority of the outstanding voting securities of the Company and (ii) the vote of a majority of the Company’s Independent Directors. On February 26, 2018, the Company’s Board of Directors, including a majority of the Independent Directors, approved the continuance of the State Street Sub-Administration Agreement for a one year period. The State Street Sub-Administration Agreement may be terminated upon at least 60 days’ written notice and without penalty by the vote of a majority of the outstanding securities of the Company, or by the vote of the Board of Directors or by either party to the State Street Sub-Administration Agreement.
For the three month periods ended March 31, 2018 and 2017, fees incurred in connection with the State Street Sub-Administration Agreement, which amounted to $192 and $160, respectively, were included in other general and administrative in the accompanying Consolidated Statements of Operations. As of March 31, 2018 and December 31, 2017, $389 and $196, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.
Board of Directors
The Company’s Board of Directors currently consists of five members, three of whom are Independent Directors. On April 3, 2013, the Board of Directors established an Audit Committee consisting of its Independent Directors. The Board of Directors also established a Nominating and Governance Committee of the Board of Directors and a Compensation Committee of the Board of Directors and may establish additional committees in the future. For the three month periods ended March 31, 2018 and 2017, the Company incurred $98 and $103 respectively, in fees and expenses associated with its Independent Directors’ services on the Company’s Board of Directors and the Audit Committee. As of March 31, 2018 and December 31, 2017, $0 was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.
Transactions with Credit Fund
For the three month periods ended March 31, 2018 and 2017, the Company sold 1 and 3 investments, respectively, to Credit Fund for proceeds of $14,925 and $30,743, respectively, and realized gains of $0 and $177, respectively. See Note 5, Middle Market Credit Fund, LLC, for further information about Credit Fund.

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
Credit Fund, the Company and Credit Partners entered into an administration agreement with Carlyle Global Credit Administration L.L.C., the administrative agent of Credit Fund (in such capacity, the “Administrative Agent”), pursuant to which the Administrative Agent is delegated certain administrative and non-discretionary functions, is authorized to enter into sub-administration agreements at the expense of Credit Fund with the approval of the board of managers of Credit Fund, and is reimbursed by Credit Fund for its costs and expenses and Credit Fund’s allocable portion of overhead incurred by the Administrative Agent in performing its obligations thereunder.
Selected Financial Data
Since inception of Credit Fund and through March 31, 2018 and December 31, 2017, the Company and Credit Partners each made capital contributions of $1 and $1 in members’ equity, respectively, and $92,500 and $86,500 in subordinated loans, respectively, to Credit Fund. As of March 31, 2018 and December 31, 2017, Credit Fund had borrowings of $107,600 and $85,750, respectively, in mezzanine loans under a revolving credit facility with the Company (the “Credit Fund Facility”). As of March 31, 2018 and December 31, 2017, Credit Fund had total subordinated loans and members’ equity outstanding of $186,933 and $173,532, respectively. As of March 31, 2018 and December 31, 2017, the Company’s ownership interest in such subordinated loans and members’ equity was $93,466 and $86,766, respectively, and in such mezzanine loans was $107,600 and $85,750, respectively.
As of March 31, 2018 and December 31, 2017, Credit Fund held cash and cash equivalents totaling $21,318 and $19,502, respectively.
As of March 31, 2018 and December 31, 2017, Credit Fund had total investments at fair value of $1,090,348 and $984,773, respectively, which comprised of first lien senior secured loans and second lien senior secured loans to 56 and 51 portfolio companies, respectively. As of March 31, 2018 and December 31, 2017, no loans in Credit Fund’s portfolio were on non-accrual status or contained PIK provisions. All investments in the portfolio were floating rate debt investments with an interest rate floors. The portfolio companies in Credit Fund are U.S. middle market companies in industries similar to those in which the Company may invest directly. Additionally, as of March 31, 2018 and December 31, 2017, Credit Fund had commitments to fund various undrawn revolving and delayed draw senior secured loans to its portfolio companies totaling $91,596 and $72,458, respectively.

Below is a summary of Credit Fund’s portfolio, followed by a listing of the loans in Credit Fund’s portfolio as of March 31, 2018 and December 31, 2017:

	As of March 31, 2018	As of December 31, 2017
Senior secured loans (1)	$1,096,598	$993,380
Weighted average yields of senior secured loans based on amortized cost (2)	7.09%	6.80%
Weighted average yields of senior secured loans based on fair value (2)	7.06%	6.79%
Number of portfolio companies in Credit Fund	56	51
Average amount per portfolio company (1)	$19,582	$19,478

(1)	At par/principal amount.

(2)
Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of March 31, 2018 and December 31, 2017. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.

Consolidated Schedule of Investments as of March 31, 2018
Investments (1)	Industry	Interest Rate	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
First Lien Debt (99.44% of fair value)
Acrisure, LLC (2) (3) (4)	Banking, Finance, Insurance & Real Estate	L + 4.25% (1.00% Floor)	11/22/2023	$21,044	$20,997	$21,282
Advanced Instruments, LLC (2) (3) (4) (7) (10) (11) (13)	Healthcare & Pharmaceuticals	L + 5.25% (1.00% Floor)	10/31/2022	11,880	11,768	11,880
Alpha Packaging Holdings, Inc. (2) (3) (4) (13)	Containers, Packaging & Glass	L + 4.25% (1.00% Floor)	5/12/2020	16,990	16,948	16,990
AM Conservation Holding Corporation (2) (3) (4) (13)	Energy: Electricity	L + 4.50% (1.00% Floor)	10/31/2022	38,603	38,336	38,765
AMS Finco, S.A.R.L. (Alexander Mann Solutions) (United Kingdom) (2) (3) (4) (11) (13)	Business Services	L + 5.50% (1.00% Floor)	5/26/2024	24,813	24,587	24,813
Anaren, Inc. (2) (3) (4)	Telecommunications	L + 4.50% (1.00% Floor)	2/18/2021	9,967	9,946	9,967
AQA Acquisition Holding, Inc. (2) (3) (4) (7) (10) (13)	High Tech Industries	L + 4.25% (1.00% Floor)	5/24/2023	27,334	27,216	27,334
Big Ass Fans, LLC (2)(3)(4)(13)	Capital Equipment	L + 4.25% (1.00% Floor)	5/21/2024	7,980	7,942	7,988
Borchers, Inc. (2) (3) (4) (7) (10) (13)	Chemicals, Plastics & Rubber	L + 4.50% (1.00% Floor)	11/1/2024	15,708	15,645	15,633
Brooks Equipment Company, LLC (2) (3) (4) (13)	Construction & Building	L + 5.00% (1.00% Floor)	8/29/2020	6,976	6,962	6,975
Clearent Newco, LLC (2)(3)(4)(7)(10)	High Tech Industries	L + 4.00% (1.00% Floor)	3/20/2024	21,360	20,918	21,051
DBI Holding LLC (2) (3) (4) (7) (10) (11) (13)	Transportation: Cargo	L + 5.25% (1.00% Floor)	8/1/2021	32,330	32,044	32,239
DecoPac, Inc. (2) (3) (4) (7) (10) (13)	Non-durable Consumer Goods	L + 4.25% (1.00% Floor)	9/29/2024	13,029	12,889	13,029
Dent Wizard International Corporation (2) (3) (4) (11)	Automotive	L + 4.00% (1.00% Floor)	4/7/2020	24,441	24,332	24,411
DTI Holdco, Inc. (2) (3) (4) (13)	High Tech Industries	L + 4.75% (1.00% Floor)	9/30/2023	19,701	19,532	19,630
EIP Merger Sub, LLC (Evolve IP) (2) (3) (9) (11) (13)	Telecommunications	L + 5.75% (1.00% Floor)	6/7/2022	1,500	1,464	1,480
EIP Merger Sub, LLC (Evolve IP) (2) (3) (4) (8) (11) (13)	Telecommunications	L + 5.75% (1.00% Floor)	6/7/2022	22,586	22,076	22,179
Exactech, Inc. (2) (3) (4)	Healthcare & Pharmaceuticals	L + 3.75% (1.00% Floor)	2/14/2025	13,000	12,937	12,981
Empower Payments Acquisitions, Inc. (2) (3) (4) (13)	Media: Advertising, Printing & Publishing	L + 4.50% (1.00% Floor)	11/30/2023	17,281	16,982	17,124
Golden West Packaging Group LLC (2) (3) (4) (11) (13)	Containers, Packaging & Glass	L + 5.25% (1.00% Floor)	6/20/2023	31,815	31,571	31,713
HMT Holding Inc. (2) (3) (4) (7) (10) (11) (13)	Energy: Oil & Gas	L + 4.50% (1.00% Floor)	11/17/2023	34,978	34,316	34,857
J.S. Held LLC (2) (3) (4) (7) (10) (13)	Banking, Finance, Insurance & Real Estate	L + 5.50% (1.00% Floor)	9/27/2023	19,097	18,907	19,014
Jensen Hughes, Inc. (2) (3) (4) (7) (10) (13)	Utilities: Electric	L + 4.50% (1.00% Floor)	3/22/2024	24,948	24,741	24,809
Kestra Financial, Inc. (2) (3) (4) (11) (13)	Banking, Finance, Insurance & Real Estate	L + 4.50% (1.00% Floor)	6/24/2022	21,901	21,668	21,748
Mold-Rite Plastics, LLC (2) (3) (4)	Chemicals, Plastics & Rubber	L + 4.50% (1.00% Floor)	12/14/2021	14,963	14,964	14,963
MSHC, Inc. (2) (3) (4) (13)	Construction & Building	L + 4.25% (1.00% Floor)	7/31/2023	9,975	9,930	9,975
North American Dental Management, LLC (2) (3) (4) (7) (10) (13)	Healthcare & Pharmaceuticals	L + 5.00% (1.00% Floor)	7/7/2023	25,818	25,098	25,622
North Haven CA Holdings, Inc. (CoAdvantage) (2) (3) (4) (7) (10) (13)	Business Services	L + 4.50% (1.00% Floor)	10/2/2023	29,583	29,259	29,583
Odyssey Logistics & Technology Corporation (2) (3) (4) (11) (13)	Transportation: Cargo	L + 4.25% (1.00% Floor)	10/12/2024	19,950	19,855	20,000
Output Services Group (2) (3) (4) (7) (10)	Media: Advertising, Printing & Publishing	L + 4.25% (1.00% Floor)	3/26/2024	12,436	12,362	12,284

Consolidated Schedule of Investments as of March 31, 2018
Investments (1)	Industry	Interest Rate	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
PAI Holdco, Inc. (Parts Authority) (2) (3) (4) (7) (10) (13)	Automotive	L + 4.25% (1.00% Floor)	1/5/2025	$16,564	$16,463	$16,572
Paradigm Acquisition Corp. (2) (3) (4) (12) (13)	Business Services	L + 4.25% (1.00% Floor)	10/12/2024	23,441	23,385	23,551
Park Place Technologies, Inc. (2) (3) (4)	High Tech Industries	L + 4.00% (1.00% Floor)	3/29/2025	15,000	14,925	14,976
Pasternack Enterprises, Inc. (Infinite RF) (2) (3) (4) (11)	Capital Equipment	L + 5.00% (1.00% Floor)	5/27/2022	20,177	20,087	20,119
Ping Identity Corporation (2) (3) (4) (11)	High Tech Industries	L + 3.75% (1.00% Floor)	1/25/2025	5,000	4,976	4,995
Premier Senior Marketing, LLC (2) (3) (4) (11) (13)	Banking, Finance, Insurance & Real Estate	L + 5.00% (1.00% Floor)	7/1/2022	11,654	11,588	11,639
PSI Services LLC (2) (3) (4) (7) (10) (11) (13)	Business Services	L + 5.00% (1.00% Floor)	1/20/2023	30,676	30,156	30,217
Q Holding Company (2) (3) (4) (11) (13)	Automotive	L + 5.00% (1.00% Floor)	12/18/2021	17,233	17,182	17,233
QW Holding Corporation (Quala) (2) (3) (4) (7) (10) (11) (13)	Environmental Industries	L + 6.75% (1.00% Floor)	8/31/2022	12,276	11,814	11,783
Radiology Partners, Inc. (2) (3) (4) (7) (10)	Healthcare & Pharmaceuticals	L + 5.75% (1.00% Floor)	12/4/2023	28,213	27,925	28,186
Restaurant Technologies, Inc. (2) (3) (4) (13)	Retail	L + 4.75% (1.00% Floor)	11/23/2022	17,325	17,194	17,283
Situs Group Holdings Corporation (2) (3) (4) (7)	Banking, Finance, Insurance & Real Estate	L + 4.50% (0.00% Floor)	2/26/2023	12,000	11,968	11,981
Sovos Brands Intermediate, Inc. (2) (3) (4) (7) (10) (13)	Beverage, Food & Tobacco	L + 4.50% (1.00% Floor)	7/18/2024	21,514	21,361	21,504
Superion, LLC (fka Ramundsen Public Sector, LLC) (2) (3) (4) (11) (13)	Sovereign & Public Finance	L + 4.25% (1.00% Floor)	2/1/2024	3,960	3,943	3,960
Surgical Information Systems, LLC (2) (3) (4) (9) (11) (13)	High Tech Industries	L + 4.85% (1.00% Floor)	4/24/2023	30,000	29,738	30,087
Systems Maintenance Services Holding, Inc. (2) (3) (4) (11) (13)	High Tech Industries	L + 5.00% (1.00% Floor)	10/28/2023	24,194	24,065	22,178
T2 Systems Canada, Inc. (2) (3) (4)	Transportation: Consumer	L + 6.75% (1.00% Floor)	9/28/2022	2,666	2,612	2,669
T2 Systems, Inc. (2) (3) (4) (7) (10) (13)	Transportation: Consumer	L + 6.75% (1.00% Floor)	9/28/2022	15,890	15,555	15,909
Teaching Strategies, LLC (2) (3) (4) (7) (10) (11) (13)	Media: Advertising, Printing & Publishing	L + 4.75% (1.00% Floor)	2/27/2023	17,919	17,752	17,919
The Original Cakerie, Ltd. (Canada) (2) (3) (4) (7) (10) (11)	Beverage, Food & Tobacco	L + 4.50% (1.00% Floor)	7/20/2022	6,739	6,686	6,715
The Original Cakerie, Co. (Canada) (2) (3) (4) (11) (13)	Beverage, Food & Tobacco	L + 5.00% (1.00% Floor)	7/20/2022	9,087	9,023	9,062
ThoughtWorks, Inc. (2) (3) (11) (13)	Business Services	L + 4.50% (1.00% Floor)	10/12/2024	8,000	7,981	8,030
U.S. Acute Care Solutions, LLC (2) (3) (4) (13)	Healthcare & Pharmaceuticals	L + 5.00% (1.00% Floor)	5/15/2021	31,979	31,772	31,467
U.S. TelePacific Holdings Corp. (2) (3) (4) (13)	Telecommunications	L + 5.00% (1.00% Floor)	5/2/2023	29,775	29,502	28,852
Upstream Intermediate, LLC (2) (3) (4) (7) (10)	Healthcare & Pharmaceuticals	L + 4.50% (1.00% Floor)	1/3/2024	18,528	18,431	18,519
Valicor Environmental Services, LLC (2) (3) (4) (7) (10) (11) (13)	Environmental Industries	L + 5.00% (1.00% Floor)	6/1/2023	27,515	27,060	27,446
WIRB - Copernicus Group, Inc. (2) (3) (4) (7) (10) (11) (13)	Healthcare & Pharmaceuticals	L + 4.25% (1.00% Floor)	8/12/2022	16,600	16,486	16,535
WRE Holding Corp. (2) (3) (4) (7) (10) (11) (13)	Environmental Industries	L + 4.75% (1.00% Floor)	1/3/2023	6,980	6,899	6,915
Zywave, Inc. (2) (3) (4) (7) (10) (13)	High Tech Industries	L + 5.00% (1.00% Floor)	11/17/2022	17,656	17,500	17,656
First Lien Debt Total					$1,080,221	$1,084,277

Consolidated Schedule of Investments as of March 31, 2018
Investments (1)	Industry	Interest Rate	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
Second Lien Debt (0.56% of fair value)
Paradigm Acquisition Corp. (2) (3) (12) (13)	Business Services	L + 8.50% (1.00% Floor)	10/12/2025	$4,800	$4,754	$4,809
Superion, LLC (fka Ramundsen Public Sector, LLC) (2) (3) (11) (13)	Sovereign & Public Finance	L + 8.50% (1.00% Floor)	2/1/2025	200	198	201
Zywave, Inc. (2) (3) (13)	High Tech Industries	L + 9.00% (1.00% Floor)	11/17/2023	1,050	1,036	1,061
Second Lien Debt Total					$5,988	$6,071
Total Investments					$1,086,209	$1,090,348

(1)
Unless otherwise indicated, issuers of investments held by Credit Fund are domiciled in the United States. As of March 31, 2018, the geographical composition of investments as a percentage of fair value was 1.45% in Canada, 2.28% in the United Kingdom, and 96.27% in the United States.

(2)
Variable rate loans to the portfolio companies bear interest at a rate that may be determined by reference to either LIBOR or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate (“P”)), which generally resets quarterly. For each such loan, Credit Fund has provided the interest rate in effect as of March 31, 2018. As of March 31, 2018, all of Credit Fund’s LIBOR loans were indexed to the 90-day LIBOR rate at 2.31%, except for those loans as indicated in Notes 11 and 12 below.

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

(8)
Credit Fund receives less than the stated interest rate of this loan as a result of an agreement among lenders. The interest rate reduction is 1.20% on EIP Merger Sub, LLC (Evolve IP). Pursuant to the agreement among lenders in respect of this loan, this investment represents a first lien/first out loan, which has first priority ahead of the first lien/last out loan with respect to principal, interest and other payments.

(9)
In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, Credit Fund is entitled to receive additional interest as a result of an agreement among lenders as follows: EIP Merger Sub, LLC (Evolve IP) (3.80%) and Surgical Information Systems, LLC (0.91%). Pursuant to the agreement among lenders in respect of these loans, these investments represent a first lien/last out loan, which has a secondary priority behind the first lien/first out loan with respect to principal, interest and other payments.

(10)	As of March 31, 2018, Credit Fund had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

First Lien Debt—unfunded delayed draw and revolving term loans commitments	Type	Unused Fee	Par/ Principal Amount	Fair Value
Advanced Instruments, LLC	Revolver	0.50%	$1,333	$—
AQA Acquisition Holding, Inc.	Revolver	0.50	2,459	—
Borchers, Inc.	Revolver	0.50	1,935	(8)
Clearent Newco, LLC	Delayed Draw	1.00	6,000	(62)
Clearent Newco, LLC	Revolver	0.50	2,640	(27)
DBI Holding LLC	Delayed Draw	2.63	2,420	(6)
DecoPac, Inc.	Revolver	0.50	1,843	—
HMT Holding Inc.	Revolver	0.50	4,938	(15)
Jensen Hughes, Inc.	Delayed Draw	1.00	3,367	(15)
Jensen Hughes, Inc.	Revolver	0.50	2,000	(9)
J.S. Held LLC	Delayed Draw	1.00	1,314	(5)
North American Dental Management, LLC	Delayed Draw	1.00	11,455	(56)
North American Dental Management, LLC	Revolver	0.50	2,727	(13)
North Haven CA Holdings, Inc. (CoAdvantage)	Revolver	0.50	5,273	—
Output Services Group	Delayed Draw	—	2,564	(26)
PAI Holdco, Inc. (Parts Authority)	Delayed Draw	1.00	3,286	1
PSI Services LLC	Revolver	0.50	302	(4)
QW Holding Corporation (Quala)	Delayed Draw	1.00	7,515	(162)
QW Holding Corporation (Quala)	Revolver	0.50	3,024	(65)
Radiology Partners, Inc.	Revolver	0.50	1,725	(2)
Sovos Brands Intermediate, Inc.	Revolver	0.50	3,378	(1)
T2 Systems, Inc.	Revolver	0.50	1,173	1
Teaching Strategies, LLC	Revolver	0.50	1,900	—
The Original Cakerie, Ltd. (Canada)	Revolver	0.50	1,399	(4)
Upstream Intermediate, LLC	Revolver	0.50	1,473	(1)
Valicor Environmental Services, LLC	Revolver	0.50	2,256	(5)
WIRB - Copernicus Group, Inc.	Delayed Draw	1.00	7,200	(19)
WIRB - Copernicus Group, Inc.	Revolver	0.50	1,000	(3)
WRE Holding Corp.	Delayed Draw	1.06	2,123	(14)
WRE Holding Corp.	Revolver	0.50	449	(3)
Zywave, Inc.	Revolver	0.50	1,125	—
Total unfunded commitments			$91,596	$(523)

(11)	As of March 31, 2018, this LIBOR loan was indexed to the 30-day LIBOR rate at 1.88%.

(12)	As of March 31, 2018, this LIBOR loan was indexed to the 180-day LIBOR rate at 2.45%.

(13)
Denotes that all or a portion of the assets are owned by the 2017-1 Issuer and secure the notes issued in connection with a $399,900 term debt securitization completed by Credit Fund on December 19, 2017 (the “2017-1 Debt Securitization”). Accordingly, such assets are not available to creditors of Credit Fund or Credit Fund Sub.

Consolidated Schedule of Investments as of December 31, 2017
Investments (1)	Industry	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
First Lien Debt (99.39% of fair value)
Acrisure, LLC (2)(3)(4)(11)	Banking, Finance, Insurance & Real Estate	L + 4.25% (1.00% Floor)	11/22/2023	$21,097	$21,055	$21,291
Advanced Instruments, LLC (2)(3)(4)(7)(10)(11)(13)	Healthcare & Pharmaceuticals	L + 5.25% (1.00% Floor)	10/31/2022	11,910	11,793	11,910
Alpha Packaging Holdings, Inc. (2)(3)(4)(13)	Containers, Packaging & Glass	L + 4.25% (1.00% Floor)	5/12/2020	16,860	16,812	16,860
AM Conservation Holding Corporation (2)(3)(4)(13)	Energy: Electricity	L + 4.50% (1.00% Floor)	10/31/2022	38,700	38,433	38,553
AMS Finco, S.A.R.L. (Alexander Mann Solutions) (United Kingdom) (2)(3)(4)(11)(13)	Business Services	L + 5.50% (1.00% Floor)	5/26/2024	24,875	24,646	24,875
Anaren, Inc. (2)(3)(4)	Telecommunications	L + 4.50% (1.00% Floor)	2/18/2021	9,993	9,971	9,993
AQA Acquisition Holding, Inc. (2)(3)(4)(7)(10)(13)	High Tech Industries	L + 4.50% (1.00% Floor)	5/24/2023	27,403	27,288	27,403
Big Ass Fans, LLC (2)(3)(4)(13)	Capital Equipment	L + 4.25% (1.00% Floor)	5/21/2024	8,000	7,964	8,010
Borchers, Inc. (2)(3)(4)(7)(10)(13)	Chemicals, Plastics & Rubber	L + 4.50% (1.00% Floor)	11/1/2024	15,748	15,694	15,665
Brooks Equipment Company, LLC (2)(3)(4)(13)	Construction & Building	L + 5.00% (1.00% Floor)	8/29/2020	7,061	7,045	7,061
DBI Holding LLC (2)(3)(4)(11)(13)	Transportation: Cargo	L + 5.25% (1.00% Floor)	8/1/2021	19,800	19,659	19,833
DecoPac, Inc. (2)(3)(4)(7)(10)(13)	Non-durable Consumer Goods	L + 4.25% (1.00% Floor)	9/29/2024	13,414	13,270	13,415
Dent Wizard International Corporation (2)(3)(4)(11)	Automotive	L + 4.75% (1.00% Floor)	4/7/2020	24,502	24,382	24,475
DTI Holdco, Inc. (2)(3)(4)(11)(13)	High Tech Industries	L + 5.25% (1.00% Floor)	9/30/2023	19,750	19,575	19,663
EIP Merger Sub, LLC (Evolve IP) (2)(3)(4)(8)(11)(13)	Telecommunications	L + 6.25% (1.00% Floor)	6/7/2022	22,663	22,127	22,153
EIP Merger Sub, LLC (Evolve IP) (2)(3)(9)(11)(13)	Telecommunications	L + 6.25% (1.00% Floor)	6/7/2022	1,500	1,462	1,470
Empower Payments Acquisitions, Inc. (2)(3)(4)(13)	Media: Advertising, Printing & Publishing	L + 5.50% (1.00% Floor)	11/30/2023	17,325	17,018	17,325
FCX Holdings Corp. (2)(3)(4)(11)	Capital Equipment	L + 4.50% (1.00% Floor)	8/4/2020	18,491	18,438	18,512
Golden West Packaging Group LLC (2)(3)(4)(11)(13)	Containers, Packaging & Glass	L + 5.25% (1.00% Floor)	6/20/2023	20,895	20,709	20,895
HMT Holding Inc. (2)(3)(4)(7)(10)(13)	Energy: Oil & Gas	L + 4.50% (1.00% Floor)	11/17/2023	35,062	34,387	34,709
J.S. Held LLC (2)(3)(4)(7)(10)(13)	Banking, Finance, Insurance & Real Estate	L + 5.50% (1.00% Floor)	9/27/2023	18,204	18,018	18,144
Jensen Hughes, Inc. (2)(3)(4)(7)(10)(11)(13)	Utilities: Electric	L + 5.00% (1.00% Floor)	12/4/2021	20,963	20,784	20,963
Kestra Financial, Inc. (2)(3)(4)(13)	Banking, Finance, Insurance & Real Estate	L + 5.25% (1.00% Floor)	6/24/2022	17,206	17,009	17,203
Mold-Rite Plastics, LLC (2)(3)(4)(11)	Chemicals, Plastics & Rubber	L + 4.50% (1.00% Floor)	12/14/2021	15,000	14,946	14,993
MSHC, Inc. (2)(3)(4)(13)	Construction & Building	L + 4.25% (1.00% Floor)	7/31/2023	10,000	9,957	10,032
North American Dental Management, LLC (2)(3)(4)(7)(10)(11)(13)	Healthcare & Pharmaceuticals	L + 5.00% (1.00% Floor)	7/7/2023	23,978	23,157	23,577
North Haven CA Holdings, Inc. (CoAdvantage) (2)(3)(4)(7)(10)(13)	Business Services	L + 4.50% (1.00% Floor)	10/2/2023	31,565	31,237	31,436
Odyssey Logistics & Technology Corporation (2)(3)(4)(11)(13)	Transportation: Cargo	L + 4.25% (1.00% Floor)	10/12/2024	20,000	19,906	19,998
PAI Holdco, Inc. (Parts Authority) (2)(3)(4)(7)(10)(11)(13)	Automotive	L + 4.75% (1.00% Floor)	12/30/2022	16,564	16,459	16,515
Paradigm Acquisition Corp. (2)(3)(4)(13)	Business Services	L + 4.25% (1.00% Floor)	10/12/2024	23,500	23,445	23,554

Consolidated Schedule of Investments as of December 31, 2017
Investments (1)	Industry	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
First Lien Debt (99.39% of fair value)
Pasternack Enterprises, Inc. (Infinite RF) (2)(3)(4)(11)	Capital Equipment	L + 5.00% (1.00% Floor)	5/27/2022	$20,228	20,134	20,174
Premier Senior Marketing, LLC (2)(3)(4)(11)(13)	Banking, Finance, Insurance & Real Estate	L + 5.00% (1.00% Floor)	7/1/2022	11,675	11,606	11,628
PSI Services LLC (2)(3)(4)(7)(10)(11)(13)	Business Services	L + 5.00% (1.00% Floor)	1/20/2023	30,676	30,171	30,082
Q Holding Company (2)(3)(4)(13)	Automotive	L + 5.00% (1.00% Floor)	12/18/2021	17,277	17,227	17,277
QW Holding Corporation (Quala) (2)(3)(4)(7)(10)(11)(13)	Environmental Industries	L + 6.75% (1.00% Floor)	8/31/2022	11,453	10,879	10,933
Radiology Partners, Inc. (2)(3)(4)(7)(10)(12)	Healthcare & Pharmaceuticals	L + 5.75% (1.00% Floor)	12/4/2023	25,793	25,494	25,642
Restaurant Technologies, Inc. (2)(3)(4)(11)(13)	Retail	L + 4.75% (1.00% Floor)	11/23/2022	17,369	17,241	17,219
Sovos Brands Intermediate, Inc. (2)(3)(4)(7)(10)(13)	Beverage, Food & Tobacco	L + 4.50% (1.00% Floor)	7/18/2024	21,568	21,419	21,633
Superion (fka Ramundsen Public Sector, LLC) (2)(3)(4)(13)	Sovereign & Public Finance	L + 4.25% (1.00% Floor)	2/1/2024	3,970	3,955	4,000
Surgical Information Systems, LLC (2)(3)(4)(9)(11)(13)	High Tech Industries	L + 5.00% (1.00% Floor)	4/24/2023	30,000	29,728	30,075
Systems Maintenance Services Holding, Inc. (2)(3)(4)(11)(13)	High Tech Industries	L + 5.00% (1.00% Floor)	10/28/2023	24,255	24,126	20,617
T2 Systems Canada, Inc. (2)(3)(4)	Transportation: Consumer	L + 6.75% (1.00% Floor)	9/28/2022	2,673	2,617	2,634
T2 Systems, Inc. (2)(3)(4)(7)(10)(13)	Transportation: Consumer	L + 6.75% (1.00% Floor)	9/28/2022	15,929	15,577	15,679
Teaching Strategies, LLC (2)(3)(4)(7)(10)(11)(13)	Media: Advertising, Printing & Publishing	L + 4.75% (1.00% Floor)	2/27/2023	17,964	17,803	17,952
The Original Cakerie, Ltd. (Canada) (2)(3)(4)(7)(10)(11)	Beverage, Food & Tobacco	L + 5.00% (1.00% Floor)	7/20/2021	6,939	6,879	6,922
The Original Cakerie, Co. (Canada) (2)(3)(11)(13)	Beverage, Food & Tobacco	L + 5.50% (1.00% Floor)	7/20/2021	3,585	3,572	3,579
ThoughtWorks, Inc. (2)(3)(11)(13)	Business Services	L + 4.50% (1.00% Floor)	10/12/2024	8,000	7,980	8,032
U.S. Acute Care Solutions, LLC (2)(3)(4)(13)	Healthcare & Pharmaceuticals	L + 5.00% (1.00% Floor)	5/15/2021	32,030	31,808	31,537
U.S. TelePacific Holdings Corp. (2)(3)(4)(13)	Telecommunications	L + 5.00% (1.00% Floor)	5/2/2023	29,850	29,566	28,581
Valicor Environmental Services, LLC (2)(3)(4)(7)(10)(11)(13)	Environmental Industries	L + 5.00% (1.00% Floor)	6/1/2023	27,047	26,576	26,984
WIRB - Copernicus Group, Inc. (2)(3)(4)(13)	Healthcare & Pharmaceuticals	L + 5.00% (1.00% Floor)	8/12/2022	14,838	14,780	14,838
WRE Holding Corp. (2)(3)(4)(7)(10)(11)(13)	Environmental Industries	L + 4.75% (1.00% Floor)	1/3/2023	5,367	5,283	5,279
Zest Holdings, LLC (2)(3)(4)(11)	Durable Consumer Goods	L + 4.25% (1.00% Floor)	8/16/2023	19,152	19,107	19,272
Zywave, Inc. (2)(3)(4)(7)(10)(13)	High Tech Industries	L + 5.00% (1.00% Floor)	11/17/2022	17,663	17,508	17,663
First Lien Debt Total					$977,682	$978,718
Second Lien Debt (0.61% of fair value)
Paradigm Acquisition Corp. (2)(3)(12)(13)	Business Services	L + 8.50% (1.00% Floor)	10/12/2025	$4,800	$4,753	$4,792
Superion, LLC (fka Ramundsen Public Sector, LLC) (2)(3)(13)	Sovereign & Public Finance	L + 8.50% (1.00% Floor)	2/1/2025	200	198	202
Zywave, Inc. (2)(3)(13)	High Tech Industries	L + 9.00% (1.00% Floor)	11/17/2023	1,050	1,036	1,061
Second Lien Debt Total					$5,987	$6,055
Total Investments					$983,669	$984,773

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

(13)
Denotes that all or a portion of the assets are owned by the 2017-1 Issuer and secure the notes issued in connection with the 2017-1 Debt Securitization. Accordingly, such assets are not available to creditors of Credit Fund or Credit Fund Sub.

Below is certain summarized consolidated financial information for Credit Fund as of March 31, 2018 and December 31, 2017, respectively. Credit Fund commenced operations in May 2016.

	March 31, 2018	December 31, 2017
	(unaudited)
Selected Consolidated Balance Sheet Information
ASSETS
Investments, at fair value (amortized cost of $1,086,209 and $983,669, respectively)	$1,090,348	$984,773
Cash and other assets	32,382	26,441
Total assets	$1,122,730	$1,011,214
LIABILITIES AND MEMBERS’ EQUITY
Secured borrowings	$430,616	$377,686
2017-1 Notes payable, net of unamortized debt issuance costs of $1,999 and $2,051, respectively	349,019	348,938
Mezzanine loans	107,600	85,750
Other liabilities	48,562	25,308
Subordinated loans and members’ equity	186,933	173,532
Liabilities and members’ equity	$1,122,730	$1,011,214

	For the three month periods ended
	March 31, 2018	March 31, 2017
	(unaudited)	(unaudited)
Selected Consolidated Statement of Operations Information:
Total investment income	$17,911	$8,182
Expenses
Interest and credit facility expenses	10,656	5,473
Other expenses	389	318
Total expenses	11,045	5,791
Net investment income (loss)	6,866	2,391
Net realized gain (loss) on investments	—	—
Net change in unrealized appreciation (depreciation) on investments	3,035	737
Net increase (decrease) resulting from operations	$9,901	$3,128
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
During the three month periods ended March 31, 2018 and 2017, there were mezzanine loan borrowings of $21,850 and $45,660, respectively, and repayments of $0 and $22,000, respectively, under the Credit Fund Facility. As of March 31, 2018 and December 31, 2017, there were $107,600 and $85,750 in mezzanine loans outstanding, respectively.
As of March 31, 2018 and December 31, 2017, Credit Fund was in compliance with all covenants and other requirements of the Credit Fund Facility.
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

During the three month periods ended March 31, 2018 and 2017, there were secured borrowings of $67,965 and $118,835, respectively, and repayments of $15,035 and $0, respectively, under the Credit Fund Sub Facility. As of March 31, 2018 and December 31, 2017, there was $430,616 and $377,686 in secured borrowings outstanding, respectively.
As of March 31, 2018 and December 31, 2017, Credit Fund Sub was in compliance with all covenants and other requirements of the Credit Fund Sub Facility.
2017-1 Notes
On December 19, 2017, Credit Fund completed the 2017-1 Debt Securitization. The notes offered in the 2017-1 Debt Securitization (the “2017-1 Notes”) were issued by the 2017-1 Issuer, a wholly owned and consolidated subsidiary of Credit Fund, and are secured by a diversified portfolio of the 2017-1 Issuer consisting primarily of first and second lien senior secured loans. The 2017-1 Debt Securitization was executed through a private placement of the 2017-1 Notes, consisting of $231,700 of Aaa/AAA Class A-1 Notes, which bear interest at the three-month LIBOR plus 1.17%; $48,300 of Aa2/AA Class A-2 Notes, which bear interest at the three-month LIBOR plus 1.50%; $15,000 of A2/A Class B-1 Notes, which bear interest at the three-month LIBOR plus 2.25%; $9,000 of A2/A Class B-2 Notes which bear interest at 4.30%; $22,900 of Baa2/BBB Class C Notes which bear interest at the three-month LIBOR plus 3.20%; and $25,100 of Ba2/BB Class D Notes which bear interest at the three-month LIBOR plus 6.38%. The 2017-1 Notes are scheduled to mature on January 15, 2028. Credit Fund received 100% of the preferred interests issued by the 2017-1 Issuer (the “2017-1 Issuer Preferred Interests”) on the closing date of the 2017-1 Debt Securitization in exchange for Credit Fund’s contribution to the 2017-1 Issuer of the initial closing date loan portfolio. The 2017-1 Issuer Preferred Interests do not bear interest and had a nominal value of $47,900 at closing.
6. BORROWINGS
In accordance with the Investment Company Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 200% after such borrowing. See Note 13 for information on recent developments regarding the asset coverage requirements applicable to BDCs in general and the Company. As of March 31, 2018 and December 31, 2017, asset coverage was 241.33% and 234.86%, respectively. During the three month periods ended March 31, 2018 and 2017, there were secured borrowings of $253,050 and $93,000, respectively, under the SPV Credit Facility and Credit Facility and repayments of $288,078 and $124,277, respectively, under the SPV Credit Facility and Credit Facility. As of March 31, 2018 and December 31, 2017, there was $527,865 and $562,893, respectively, in secured borrowings outstanding.
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
As of March 31, 2018 and December 31, 2017, the SPV was in compliance with all covenants and other requirements of the SPV Credit Facility.
Credit Facility
The Company closed on March 21, 2014 on the Credit Facility, which was subsequently amended on January 8, 2015, May 25, 2016 and March 22, 2017. The maximum principal amount of the Credit Facility is $413,000. subject to availability under the Credit Facility, which is based on certain advance rates multiplied by the value of the Company’s portfolio investments (subject to certain concentration limitations) net of certain other indebtedness that the Company may incur in accordance with the terms of the Credit Facility. Proceeds of the Credit Facility may be used for general corporate purposes, including the funding of portfolio investments. Maximum capacity under the Credit Facility may be increased to $550,000 through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Credit Facility includes a $20,000 limit for swingline loans and a $5,000 limit for letters of credit. The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Credit Facility, including amounts drawn in respect of letters of credit, bear interest at either LIBOR plus an applicable spread of 2.25%, or an “alternative base rate” (which is the highest of a prime rate, the federal funds effective rate plus 0.50%, or one month LIBOR plus 1.00%) plus an applicable spread of 1.25%. The Company may elect either the LIBOR or the “alternative base rate” at the time of drawdown, and loans may be converted from one rate to another at any time, subject to certain conditions. The Company also pays a fee of 0.375% on undrawn amounts under the Credit Facility and, in respect of each undrawn letter of credit, a fee and interest rate equal to the then-applicable margin under the Credit Facility while the letter of credit is outstanding. The availability period under the Credit Facility will terminate on March 21, 2021 and the Credit Facility will mature on March 21, 2022. During the period from March 21, 2021 to March 21, 2022, the Company will be obligated to make mandatory prepayments under the Credit Facility out of the proceeds of certain asset sales, other recovery events and equity and debt issuances.
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
As of March 31, 2018 and December 31, 2017, the Company was in compliance with all covenants and other requirements of the Credit Facility.
Summary of Facilities
The Facilities consisted of the following as of March 31, 2018 and December 31, 2017:

	March 31, 2018
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
SPV Credit Facility	$400,000	$290,365	$109,635	$2,758
Credit Facility	413,000	237,500	175,500	175,500
Total	$813,000	$527,865	$285,135	$178,258

	December 31, 2017
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
SPV Credit Facility	$400,000	$287,393	$112,607	$27,147
Credit Facility	413,000	275,500	137,500	137,500
Total	$813,000	$562,893	$250,107	$164,647

(1)	The unused portion is the amount upon which commitment fees are based.

(2)	Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
As of March 31, 2018 and December 31, 2017, $3,084 and $3,140, respectively, of interest expense, $264 and $186, respectively, of unused commitment fees and $23 and $23, respectively, of other fees were included in interest and credit facility fees payable. For the three month periods ended March 31, 2018 and 2017 , the weighted average interest rate was 3.78% and 3.07%, respectively, and average principal debt outstanding was $553,656 and $376,532, respectively. As of March 31, 2018 and December 31, 2017, the weighted average interest rate was 3.87% and 3.56%, respectively, based on floating LIBOR rates.
For the three month periods ended March 31, 2018 and 2017, the components of interest expense and credit facility fees were as follows:

	For the three month periods ended
	March 31, 2018	March 31, 2017
Interest expense	$5,235	$2,892
Facility unused commitment fee	288	292
Amortization of deferred financing costs	202	181
Other fees	35	30
Total interest expense and credit facility fees	$5,760	$3,395
Cash paid for interest expense	$5,291	$2,893
7. 2015-1 Notes
On June 26, 2015, the Company completed the 2015-1 Debt Securitization. The 2015-1 Notes were issued by the 2015-1 Issuer, a wholly-owned and consolidated subsidiary of the Company, and are secured by a diversified portfolio of the 2015-1 Issuer consisting primarily of first and second lien senior secured loans. The 2015-1 Debt Securitization was executed through a private placement of the 2015-1 Notes, consisting of $160,000 of Aaa/AAA Class A-1A Notes which bear interest at the three-month London Interbank Offered Rate (“LIBOR”) plus 1.85%; $40,000 of Aaa/AAA Class A-1B Notes which bear interest at the three-month LIBOR plus 1.75% for the first 24 months and the three-month LIBOR plus 2.05% thereafter; $27,000 of Aaa/AAA Class A-1C Notes which bear interest at 3.75%; and $46,000 of Aa2 Class A-2 Notes which bear interest at the three month LIBOR plus 2.70%. The 2015-1 Notes were issued at par and are scheduled to mature on July 15, 2027. The Company received 100% of the preferred interests issued by the 2015-1 Issuer (the “2015-1 Issuer Preferred Interests”) on the closing date of the 2015-1 Debt Securitization in exchange for the Company’s contribution to the 2015-1 Issuer of the initial closing date loan portfolio. The 2015-1 Preferred Interests do not bear interest and had a nominal value of $125,900 at closing. In connection with the contribution, the Company made customary representations, warranties and covenants to the 2015-1 Issuer in the purchase agreement. The Class A-1A, Class A-1B and Class A-1C and Class A-2 Notes are included in these consolidated financial statements. The 2015-1 Preferred Interests were eliminated in consolidation.
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
The Investment Adviser serves as collateral manager to the 2015-1 Issuer under a collateral management agreement (the “Collateral Management Agreement”). Pursuant to the Collateral Management Agreement, the 2015-1 Issuer pays management fees (comprised of base management fees, subordinated management fees and incentive management fees) to the Investment

Adviser for rendering collateral management services. As per the Collateral Management Agreement, for the period the Company retains all of the 2015-1 Issuer Preferred Interests, the Investment Adviser does not earn management fees for providing such collateral management services. The Company currently retains all of the 2015-1 Issuer Preferred Interests, thus the Investment Adviser did not earn any management fees from the 2015-1 Issuer for the three month periods ended March 31, 2018 and 2017. Any such waived fees may not be recaptured by the Investment Adviser.
Pursuant to an undertaking by the Company in connection with the 2015-1 Debt Securitization, the Company has agreed to hold on an ongoing basis the 2015-1 Issuer Preferred Interests with an aggregate dollar purchase price at least equal to 5% of the aggregate outstanding amount of all collateral obligations by the 2015-1 Issuer for so long as any securities of the 2015-1 Issuer remain outstanding. As of March 31, 2018, the Company was in compliance with its undertaking.
The 2015-1 Issuer pays ongoing administrative expenses to the trustee, independent accountants, legal counsel, rating agencies and independent managers in connection with developing and maintaining reports, and providing required services in connection with the administration of the 2015-1 Issuer.
As of March 31, 2018, there were 59 first lien and second lien senior secured loans with a total fair value of approximately $389,761 and cash of $13,848 securing the 2015-1 Notes. The pool of loans in the securitization must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture governing the 2015-1 Notes.
For the three month periods ended March 31, 2018 and 2017, the effective annualized weighted average interest rate, which includes amortization of debt issuance costs on the 2015-1 Notes, was 3.78% and 3.18%, respectively, based on floating LIBOR rates.
For the three month periods ended March 31, 2018 and 2017, the components of interest expense on the 2015-1 Notes were as follows:

	For the three month periods ended
	March 31, 2018	March 31, 2017
Interest expense	$2,530	$2,092
Amortization of deferred financing costs	50	50
Total interest expense and credit facility fees	$2,580	$2,142
Cash paid for interest expense	$2,391	$2,059
8. COMMITMENTS AND CONTINGENCIES
A summary of significant contractual payment obligations was as follows as of March 31, 2018 and December 31, 2017:

	SPV Credit Facility and Credit Facility		2015-1 Notes
Payment Due by Period	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Less than 1 Year	$—	$—	$—	$—
1-3 Years	—	—	—	—
3-5 Years	527,865	562,893	—	—
More than 5 Years	—	—	273,000	273,000
Total	$527,865	$562,893	$273,000	$273,000
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of March 31, 2018 and December 31, 2017 for any such exposure.
The Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par Value as of
	March 31, 2018	December 31, 2017
Unfunded delayed draw commitments	$86,813	$78,991
Unfunded revolving term loan commitments	36,321	39,383
Total unfunded commitments	$123,134	$118,374
9. NET ASSETS
The Company has the authority to issue 200,000,000 shares of common stock, $0.01 per share par value.
During the three month period ended March 31, 2018, the Company issued 361,048 shares for $6,629 through the reinvestment of dividends. The following table summarizes capital activity during the three month period ended March 31, 2018:

	Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss) on Investments	Accumulated Net Unrealized Appreciation (Depreciation) on Investments	Total Net Assets
	Shares	Amount
Balance, beginning of period	62,207,603	$622	$1,172,807	$(1,618)	$2,522	$(43,548)	$(3,481)	$1,127,304
Common stock issued	—	—	—	—	—	—	—	—
Reinvestment of dividends	361,048	4	6,625	—	—	—	—	6,629
Offering costs	—	—	—	(15)	—	—	—	(15)
Net investment income (loss)	—	—	—	—	25,130	—	—	25,130
Net realized gain (loss) on investments	—	—	—	—	—	(129)	—	(129)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	—	(3,912)	(3,912)
Dividends declared	—	—	—	—	(23,150)	—	—	(23,150)
Balance, end of period	62,568,651	$626	$1,179,432	$(1,633)	$4,502	$(43,677)	$(7,393)	$1,131,857
During the three month period ended March 31, 2017, the Company issued 5,837 shares for $108 through the reinvestment of dividends. The following table summarizes capital activity during the three month period ended March 31, 2017:

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
The following table summarizes total shares issued and proceeds received related to capital activity during the three month period ended March 31, 2018:

	Shares Issued	Proceeds Received
January 17, 2018*	361,048	$6,629
Total	361,048	$6,629
* Represents shares issued upon the reinvestment of dividends
The following table summarizes total shares issued and proceeds received related to capital activity during the three month period ended March 31, 2017:

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
Basic and diluted earnings per common share were as follows:

	For the three month periods ended
	March 31, 2018	March 31, 2017
Net increase (decrease) in net assets resulting from operations	$21,089	$16,173
Weighted-average common shares outstanding	62,504,465	41,706,598
Basic and diluted earnings per common share	$0.34	$0.39

The following table summarizes the Company’s dividends declared during the two most recent fiscal years and the current fiscal year to-date:

Date Declared	Record Date	Payment Date	Per Share Amount
March 10, 2016	March 14, 2016	April 22, 2016	$0.40
June 8, 2016	June 8, 2016	July 22, 2016	$0.40
September 28, 2016	September 28, 2016	October 24, 2016	$0.40
December 29, 2016	December 29, 2016	January 24, 2017	$0.41
December 29, 2016	December 29, 2016	January 24, 2017	$0.07	(1)
March 20, 2017	March 20, 2017	April 24, 2017	$0.41
June 20, 2017	June 30, 2017	July 18, 2017	$0.37
August 7, 2017	September 29, 2017	October 18, 2017	$0.37
November 7, 2017	December 29, 2017	January 17, 2018	$0.37
December 13, 2017	December 29, 2017	January 17, 2018	$0.12	(1)
March 29, 2018	March 29, 2018	April 17, 2018	$0.37

(1)	Represents a special dividend.

10. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of consolidated financial highlights for the three month periods ended March 31, 2018 and 2017:

	For the three month periods ended
	March 31, 2018	March 31, 2017
Per Share Data:
Net asset value per share, beginning of period	$18.12	$18.32
Net investment income (loss) (1)	0.40	0.46
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	(0.06)	(0.07)
Net increase (decrease) in net assets resulting from operations	0.34	0.39
Dividends declared (2)	(0.37)	(0.41)
Net asset value per share, end of period	$18.09	$18.30
Market price per share, end of period	$17.90	n/a

Number of shares outstanding, end of period	62,568,651	41,708,155
Total return based on net asset value (3)	1.88%	2.14%
Total return based on market price (4)	(8.83)%	n/a
Net assets, end of period	$1,131,857	$763,318
Ratio to average net assets (5):
Expenses net of waiver, before incentive fees	1.49%	1.32%
Expenses net of waiver, after incentive fees	1.96%	1.94%
Expenses gross of waiver, after incentive fees	1.96%	2.16%
Net investment income (loss) (6)	2.20%	2.48%
Interest expense and credit facility fees	0.73%	0.72%
Ratios/Supplemental Data:
Asset coverage, end of period	241.33%	215.03%
Portfolio turnover	6.17%	10.20%
Weighted-average shares outstanding	62,504,465	41,706,598

(1)	Net investment income (loss) per share was calculated as net investment income (loss) for the period divided by the weighted average number of shares outstanding for the period.

(2)	Dividends declared per share was calculated as the sum of dividends declared during the period divided by the number of shares outstanding at each respective quarter-end date (refer to Note 9).

(3)
Total return based on net asset value (not annualized) is based on the change in net asset value per share during the period plus the declared dividends, assuming reinvestment of dividends in accordance with the dividend reinvestment plan, divided by the beginning net asset value for the period.

(4)
Total return based on market value (not annualized) is calculated as the change in market value per share during the period plus the declared dividends, assuming reinvestment of dividends in accordance with the dividend reinvestment plan, divided by the beginning market price for the period.

(5)	These ratios to average net assets have not been annualized.

(6)	The net investment income ratio is net of the waiver of base management fees, which terminated on September 30, 2017.
11. LITIGATION
The Company may become party to certain lawsuits in the ordinary course of business. The Company does not believe that the outcome of current matters, if any, will materially impact the Company or its consolidated financial statements. As of March 31, 2018 and December 31, 2017, the Company was not subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company.

In addition, portfolio investments of the Company could be the subject of litigation or regulatory investigations in the ordinary course of business. The Company does not believe that the outcome of any current contingent liabilities of its portfolio investments, if any, will materially affect the Company or these consolidated financial statements.
12. TAX
The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of March 31, 2018 and December 31, 2017.
In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. As of March 31, 2018 and December 31, 2017, the Company had filed tax returns and therefore is subject to examination.
The Company’s taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate. The estimated tax character of dividends declared for three month periods ended March 31, 2018 and 2017 was as follows:

	For the three month periods ended
	March 31, 2018	March 31, 2017
Ordinary income	$23,150	$17,100
Tax return of capital	$—	$—
14. SUBSEQUENT EVENTS
Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed below.
Subsequent to March 31, 2018, the Company borrowed $66,500 under the Credit Facility and SPV Credit
Facility to fund investment acquisitions. The Company also voluntarily repaid $55,000 under the Credit Facility and SPV Credit Facility.
On March 23, 2018, an amendment to Section 61(a) of the 1940 Act was signed into law to permit BDCs to reduce the minimum “asset coverage” ratio from 200% to 150%, so long as certain approval and disclosure requirements are satisfied. Under the existing 200% minimum asset coverage ratio, the Company is permitted to borrow up to one dollar for investment purposes for every one dollar of investor equity, and under the 150% minimum asset coverage ratio, the Company will be permitted to borrow up to two dollars for investment purposes for every one dollar of investor equity. In other words, Section 61(a) of the 1940 Act, as amended, permits BDCs to potentially increase their debt-to-equity ratio from a maximum of 1 to 1 to a maximum of 2 to 1.
On April 9, 2018, the Board of Directors of the Company, including a “required majority” (as such term is defined in Section 57(o) of the Investment Company Act), approved the application to the Company of the 150% minimum asset coverage ratio set forth in Section 61(a)(2) of the 1940 Act. As a result, and subject to certain additional disclosure requirements, the minimum asset coverage ratio applicable to the Company will be reduced from 200% to 150%, effective as of April 9, 2019. In addition, in order to provide the Company with the maximum financial flexibility at the earliest possible date, the Board of Directors also authorized the submission of a proposal for stockholders to approve the application of the 150% minimum asset coverage ratio to the Company at the Company’s 2018 annual meeting of stockholders (the “2018 Annual Meeting”). If the Company’s stockholders approve such proposal at the 2018 Annual Meeting, the 150% minimum asset coverage ratio will then apply effective as of June 7, 2018, the first day after the 2018 Annual Meeting and, as a result, the Company will be permitted to incur double the maximum amount of leverage that the Company is able to incur currently approximately ten months earlier than if the Company’s stockholders do not vote to approve such proposal.
On May 2, 2018, the Board of Directors declared a quarterly dividend of $0.37 per share, which is payable on July 17, 2018 to stockholders of record as of June 29, 2018.

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

We use words such as “anticipates,” “believes,” “expects,” “intends,” “will,” “should,” “may,” “plans,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions to identify forward-looking statements, although not all forward-looking statements include these words. Our actual results and condition could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2017 and Part II, Item 1A of and elsewhere in this Form 10-Q.
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
OVERVIEW
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Part I, Item 1 of this Form 10-Q “Financial Statements.” This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to those described in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2017 and Part II, Item 1A of this Form 10-Q “Risk Factors.” Our actual results could differ materially from those anticipated by such forward-looking statements due to factors discussed under “Risk Factors” and “Cautionary Statements Regarding Forward-Looking Statements” appearing elsewhere in this Form 10-Q.
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
On June 9, 2017, we acquired NFIC, a BDC managed by our Investment Advisor. As a result, we issued 434,233 shares of common stock and paid approximately $145,602 in cash to the NFIC stockholders, and acquired approximately $153,648 in net assets.
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
Expenses
Our primary operating expenses include the payment of: (i) investment advisory fees, including base management fees and incentive fees, to our Investment Adviser pursuant to an investment advisory agreement (the “Investment Advisory Agreement”) between us and our Investment Adviser; (ii) costs and other expenses and our allocable portion of overhead incurred by our Administrator in performing its administrative obligations under an administration agreement (the “Administration Agreement”) between us and our Administrator; and (iii) other operating expenses as detailed below:

•	the costs associated with the Private Offering of our common stock prior to our IPO;

•	the costs of any other offerings of our common stock and other securities, if any;

•	calculating individual asset values and our net asset value (including the cost and expenses of any independent valuation firms);

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
PORTFOLIO AND INVESTMENT ACTIVITY
As of March 31, 2018, the fair value of our investments was approximately $1,913,459, comprised of 104 investments in 87 portfolio companies/investment fund across 28 industries with 56 sponsors. As of December 31, 2017, the fair value of our investments was approximately $1,967,531, comprised of 107 investments in 90 portfolio companies/investment fund across 28 industries with 57 sponsors.
Based on fair value as of March 31, 2018, our portfolio consisted of approximately 88.5% in secured debt (77.1% in first lien debt (including 12.2% in first lien/last out loans) and 11.4% in second lien debt), 10.5% in Credit Fund and 1.0% in equity investments. Based on fair value as of March 31, 2018, approximately 0.8% of our debt portfolio was invested in debt bearing a fixed interest rate and approximately 99.2% of our debt portfolio was invested in debt bearing a floating interest rate, which primarily are subject to interest rate floors.
Based on fair value as of December 31, 2017, our portfolio consisted of approximately 90.3% in secured debt (77.8% in first lien debt (including 12.1% in first lien/last out loans) and 12.5% in second lien debt), 8.8% in Credit Fund and 0.9% in equity investments. Based on fair value as of December 31, 2017, approximately 0.7% of our debt portfolio was invested in debt bearing a fixed interest rate and approximately 99.3% of our debt portfolio was invested in debt bearing a floating interest rate, which primarily are subject to interest rate floors.

Our investment activity for the three month periods ended March 31, 2018 and 2017 is presented below (information presented herein is at amortized cost unless otherwise indicated):

	For the three month periods ended
	March 31, 2018	March 31, 2017
Investments:
Total investments, beginning of period	$1,971,012	$1,429,981
New investments purchased	119,601	152,235
Net accretion of discount on investments	2,390	3,576
Net realized gain (loss) on investments	(129)	(7,694)
Investments sold or repaid	(172,022)	(183,091)
Total Investments, end of period	$1,920,852	$1,395,007
Principal amount of investments funded:
First Lien Debt (excluding First Lien/Last Out)	$65,783	$74,197
First Lien/Last Out Unitranche	1,231	20,732
Second Lien Debt	25,582	1,800
Structured Finance Obligations	—	—
Equity Investments	500	1,552
Investment Fund	27,850	56,160
Total	$120,946	$154,441
Principal amount of investments sold or repaid:
First Lien Debt (excluding First Lien/Last Out)	$(117,619)	$(152,912)
First Lien/Last Out Unitranche	(394)	(1,091)
Second Lien Debt	(53,990)	(13,000)
Structured Finance Obligations	—	(5,000)
Investment Fund	—	(22,000)
Total	$(172,003)	$(194,003)
Number of new funded investments	8	10
Average amount of new funded investments	$14,950	$15,224
Percentage of new funded debt investments at floating interest rates	100%	91%
Percentage of new funded debt investments at fixed interest rates	—%	9%
As of March 31, 2018 and December 31, 2017, investments consisted of the following:

	March 31, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt (excluding First Lien/Last Out)	$1,243,969	$1,242,310	$1,295,406	$1,293,641
First Lien/Last Out Unitranche	247,945	233,564	246,925	237,635
Second Lien Debt	214,794	217,707	242,887	246,233
Equity Investments	14,043	18,812	13,543	17,506
Investment Fund	200,101	201,066	172,251	172,516
Total	$1,920,852	$1,913,459	$1,971,012	$1,967,531

The weighted average yields (1) for our first and second lien debt, based on the amortized cost and fair value as of March 31, 2018 and December 31, 2017, were as follows:

	March 31, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt (excluding First Lien/Last Out)	8.81%	8.82%	8.35%	8.36%
First Lien/Last Out Unitranche	10.03%	10.65%	10.02%	10.41%
First Lien Debt Total	9.01%	9.11%	8.62%	8.68%
Second Lien Debt	10.82%	10.67%	10.44%	10.30%
First and Second Lien Debt Total	9.24%	9.31%	8.86%	8.90%

(1)
Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of March 31, 2018 and December 31, 2017. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.

Total weighted average yields (which includes the effect of accretion of discount and amortization of premiums) of our first and second lien debt investments as measured on an amortized cost basis increased from 8.86% to 9.24% from December 31, 2017 to March 31, 2018. The increase in weighted average yields was primarily due to the increase in 90-day LIBOR from 1.69% to 2.31%, partially offset by borrower refinancing.
The following table summarizes the fair value of our performing and non-performing investments as of March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
	Fair Value	Percentage	Fair Value	Percentage
Performing	$1,898,504	99.22%	$1,948,044	99.01%
Non-accrual (1)	14,955	0.78	19,487	0.99
Total	$1,913,459	100.00%	$1,967,531	100.00%

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

See the Consolidated Schedules of Investments as of March 31, 2018 and December 31, 2017 in our consolidated financial statements in Part I, Item 1 of this Form 10-Q for more information on these investments, including a list of companies and type and amount of investments.
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
Our Investment Adviser monitors and, when appropriate, changes the investment ratings assigned to each debt investment in our portfolio. In connection with our quarterly valuation process, our Investment Adviser reviews our investment ratings on a regular basis. The following table summarizes the Internal Risk Ratings as of March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
	Fair Value	% of Fair Value	Fair Value	% of Fair Value
(dollar amounts in millions)
Internal Risk Rating 1	$66.3	3.91%	$73.7	4.15%
Internal Risk Rating 2	1,324.3	78.20	1,399.6	78.74
Internal Risk Rating 3	142.1	8.39	170.2	9.57
Internal Risk Rating 4	134.6	7.95	103.3	5.81
Internal Risk Rating 5	26.3	1.55	30.7	1.73
Internal Risk Rating 6	—	—	—	—
Total	$1,693.6	100.00%	$1,777.5	100.00%

As of each of March 31, 2018 and December 31, 2017, the weighted average Internal Risk Rating of our debt investment portfolio was 2.3 and 2.2, respectively. As of March 31, 2018 and December 31, 2017, 11 and 10 of our debt investments, with an aggregate fair value of $160.9 million and $134.0 million, respectively, were assigned an Internal Risk Rating of 4-6. As of March 31, 2018 and December 31, 2017, one and one first lien debt investment in the portfolio with a fair value of $15.0 million and $19.5 million, respectively, was on non-accrual status, which represented approximately 0.88% and 1.10%, respectively, of total first and second lien investments at fair value. The remaining first and second lien debt investments were performing and current on their interest payments as of March 31, 2018 and December 31, 2017.

During the three month period ended March 31, 2018, 3 investments with fair value of $45.8 million were downgraded to an Internal Risk Rating of 4 due to changes in financial condition and performance of the respective portfolio companies and 2 investments with fair value of $16.2 million with an Internal Risk Rating of 4 at December 31, 2017 were removed due to repayments in full.

CONSOLIDATED RESULTS OF OPERATIONS
For the three month periods ended March 31, 2018 and 2017
The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and losses and net change in unrealized appreciation and depreciation. As a result, quarterly comparisons may not be meaningful.
Investment Income
Investment income for the three month periods ended March 31, 2018 and 2017 was as follows:

	For the three month periods ended
	March 31, 2018	March 31, 2017
First Lien Debt	$33,455	$26,701
Second Lien Debt	7,103	4,169
Equity Investments	—	1
Investment Fund	6,881	3,209
Cash	44	19
Total investment income	$47,483	$34,099
The increase in investment income for the three month period ended March 31, 2018 from the comparable period in 2017 was primarily driven by our increasing invested balance, an increase in LIBOR, and increased interest and dividend income from Credit Fund. As of March 31, 2018, the size of our portfolio increased to $1,920,852 from $1,395,007 as of March 31, 2017, at amortized cost, and total principal amount of investments outstanding increased to $1,950,235 from $1,427,572 as of March 31, 2017. As of March 31, 2018, the weighted average yield of our first and second lien debt increased to 9.24% from 8.33% as of March 31, 2017 on amortized cost, primarily due to the increase in LIBOR.
Interest income on our first and second lien debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of March 31, 2018 and 2017, one and one first lien debt investment in the portfolio was on non-accrual with fair value of $14,955 and $8,858, respectively, which represents approximately 0.88% and 0.71% of total first and second lien investments at fair value, respectively. The remaining first and second lien debt investments were performing and current on their interest payments as of March 31, 2018 and 2017.
For the three month periods ended March 31, 2018 and 2017, the Company earned $895 and $2,536, respectively, in other income. The decrease in other income for the three month period ended March 31, 2018 from the comparable period in 2017 was primarily driven by lower syndication fees and prepayment fees.
Our total dividend and interest income from investments in Credit Fund totaled $6,881 and $3,209 for the three month periods ended March 31, 2018 and 2017, respectively. The increase was primarily driven by increased invested balance of Credit Fund since the commencement of operations at Credit Fund and an increase in LIBOR.
Net investment income for the three month periods ended March 31, 2018 and 2017 was as follows:

	For the three month periods ended
	March 31, 2018	March 31, 2017
Total investment income	$47,483	$34,099
Net expenses	22,353	14,992
Net investment income (loss)	$25,130	$19,107
Expenses

	For the three month periods ended
	March 31, 2018	March 31, 2017
Base management fees	$7,222	$5,125
Incentive fees	5,330	4,777
Professional fees	762	443
Administrative service fees	186	173
Interest expense	7,815	5,034
Credit facility fees	525	503
Directors’ fees and expenses	98	103
Other general and administrative	405	373
Excise tax expense	10	169
Total expenses	22,353	16,700
Waiver of base management fees	—	1,708
Net expenses	$22,353	$14,992

Interest expense and credit facility fees for the three month periods ended March 31, 2018 and 2017 were comprised of the following:

	For the three month periods ended
	March 31, 2018	March 31, 2017
Interest expense	$7,815	$5,034
Facility unused commitment fee	288	292
Amortization of deferred financing costs	202	181
Other fees	35	30
Total interest expense and credit facility fees	$8,340	$5,537
Cash paid for interest expense	$7,682	$4,952
The increase in interest expense for the three month period ended March 31, 2018 compared to the comparable period in 2017 was driven by increased drawings under the Facilities related to increased deployment of capital for investments. For the three month period ended March 31, 2018, the average interest rate increased to 3.78% from 3.12% for the comparable period in 2017, and average principal debt outstanding increased to $826,656 from $649,532 for the comparable period in 2017.
The increase in base management fees (and related waiver of base management fees, which terminated on September 30, 2017) and incentive fees related to pre-incentive fee net investment income for the three month period ended March 31, 2018 from the comparable period in 2017 were driven by our deployment of capital, increasing invested balance, and termination of the waiver. For the three month periods ended March 31, 2018 and 2017, base management fees were $7,222 and $3,417 (net of waiver of $1,708), respectively, incentive fees related to pre-incentive fee net investment income were $5,330 and $4,777, respectively, and there were no incentive fees related to realized capital gains. The accrual for any capital gains incentive fee under accounting principles generally accepted in the United States (“US GAAP”) in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. See Note 4 to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q for more information on the incentive and base management fees. For the three month periods ended March 31, 2018 and 2017, there were no accrued capital gains incentive fees based upon the cumulative net realized and unrealized appreciation (depreciation) as of March 31, 2018 and 2017, respectively.
Professional fees include legal, rating agencies, audit, tax, valuation, technology and other professional fees incurred related to the management of the Company. Administrative service fees represent fees paid to the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including our allocable portion of the cost of certain of our executive officers and their respective staff. Other general and administrative expenses include insurance, filing, research, subscriptions and other costs. The increase in professional fees for the three month period ended March 31, 2018 compared to the comparable period in 2017 was driven by an increase in professional fees related to our increasing invested balance.
Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) on Investments

During the three month periods ended March 31, 2018 and 2017, we had realized gains on 1 and 4 investments, respectively, totaling approximately $2 and $186, respectively, which were offset by realized losses on 3 and 3 investments, respectively, totaling approximately $131 and $7,880, respectively. During the three month periods ended March 31, 2018 and 2017, we had a change in unrealized appreciation on 55 and 57 investments, respectively, totaling approximately $9,612 and $17,492, respectively, which was offset by a change in unrealized depreciation on 53 and 41 investments, respectively, totaling approximately $13,524 and $12,732, respectively. In particular, effective January 31, 2017, TwentyEighty, Inc. (fka Miller Heiman, Inc.) completed a restructuring whereby the first lien debt held by us was converted into new term loans and equity. As a result, $10,943 of unrealized depreciation was reversed and we realized a loss of $7,738 on the investment during the three month period ended March 31, 2017.
Net realized gain (loss) and net change in unrealized appreciation (depreciation) by the type of investments for the three month periods ended March 31, 2018 and 2017 were as follows:

	For the three month periods ended
	March 31, 2018	March 31, 2017
Net realized gain (loss) on investments	$(129)	$(7,694)
Net change in unrealized appreciation (depreciation) on investments	(3,912)	4,760
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	$(4,041)	$(2,934)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) by the type of investments for the three month periods ended March 31, 2018 and 2017 were as follows:

	For the three month periods ended
	March 31, 2018		March 31, 2017
Type	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)
First Lien Debt	$(131)	$(4,985)	$(7,552)	$2,935
Second Lien Debt	2	(433)	(3)	827
Structured Finance Obligations	—	—	(139)	217
Equity Investments	—	806	—	477
Investment Fund	—	700	—	304
Total	$(129)	$(3,912)	$(7,694)	$4,760
Net change in unrealized depreciation in our investments for the three month period ended March 31, 2018 compared to the comparable period in 2017 was primarily due to changes in various inputs utilized under our valuation methodology, including, but not limited to, market spreads, leverage multiples and borrower ratings, and the impact of exits.
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
Credit Fund, we and Credit Partners entered into an administration agreement with Carlyle Global Credit Administration L.L.C., the administrative agent of Credit Fund (in such capacity, the “Administrative Agent”), pursuant to which the Administrative Agent is delegated certain administrative and non-discretionary functions, is authorized to enter into sub-administration agreements at the expense of Credit Fund with the approval of the board of managers of Credit Fund, and is reimbursed by Credit Fund for its costs and expenses and Credit Fund’s allocable portion of overhead incurred by the Administrative Agent in performing its obligations thereunder.
Selected Financial Data
Since inception of Credit Fund and through March 31, 2018 and December 31, 2017, the Company and Credit Partners each made capital contributions of $1 and $1 in members’ equity, respectively, and $92,500 and $86,500 in subordinated loans, respectively, to Credit Fund. As of March 31, 2018 and December 31, 2017, Credit Fund had borrowings of $107,600 and $85,750, respectively, in mezzanine loans under a revolving credit facility with the Company (the “Credit Fund Facility”). As of March 31, 2018 and December 31, 2017, Credit Fund had total subordinated loans and members’ equity outstanding of $186,933 and $173,532, respectively. As of March 31, 2018 and December 31, 2017, the Company’s ownership interest in such subordinated loans and members’ equity was $93,466 and $86,766, respectively, and in such mezzanine loans was $107,600 and $85,750, respectively.
As of March 31, 2018 and December 31, 2017, Credit Fund held cash and cash equivalents totaling $21,318 and $19,502, respectively.
As of March 31, 2018 and December 31, 2017, Credit Fund had total investments at fair value of $1,090,348 and $984,773, respectively, which was comprised of first lien senior secured loans and second lien senior secured loans to 56 and 51 portfolio companies, respectively. As of March 31, 2018 and December 31, 2017, no loans in Credit Fund’s portfolio were on non-accrual status or contained PIK provisions. All investments in the portfolio were floating rate debt investments with an interest rate floor. The portfolio companies in Credit Fund are U.S. middle market companies in industries similar to those in which the Company may invest directly. Additionally, as of March 31, 2018 and December 31, 2017, Credit Fund had commitments to fund various undrawn revolvers and delayed draw investments to its portfolio companies totaling $91,596 and $72,458, respectively.
Below is a summary of Credit Fund’s portfolio, followed by a listing of the loans in Credit Fund’s portfolio as of March 31, 2018 and December 31, 2017:

	As of March 31, 2018	As of December 31, 2017
Senior secured loans (1)	$1,096,598	$993,380
Weighted average yields of senior secured loans based on amortized cost (2)	7.09%	6.80%
Weighted average yields of senior secured loans based on fair value (2)	7.06%	6.79%
Number of portfolio companies in Credit Fund	56	51
Average amount per portfolio company (1)	$19,582	$19,478

(1)	At par/principal amount.

(2)
Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of March 31, 2018 and December 31, 2017. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.

Consolidated Schedule of Investments as of March 31, 2018 (unaudited)
Investments (1)	Industry	Interest Rate	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
First Lien Debt (99.44% of fair value)
Acrisure, LLC (2) (3) (4)	Banking, Finance, Insurance & Real Estate	L + 4.25% (1.00% Floor)	11/22/2023	$21,044	$20,997	$21,282
Advanced Instruments, LLC (2) (3) (4) (7) (10) (11) (13)	Healthcare & Pharmaceuticals	L + 5.25% (1.00% Floor)	10/31/2022	11,880	11,768	11,880
Alpha Packaging Holdings, Inc. (2) (3) (4) (13)	Containers, Packaging & Glass	L + 4.25% (1.00% Floor)	5/12/2020	16,990	16,948	16,990
AM Conservation Holding Corporation (2) (3) (4) (13)	Energy: Electricity	L + 4.50% (1.00% Floor)	10/31/2022	38,603	38,336	38,765
AMS Finco, S.A.R.L. (Alexander Mann Solutions) (United Kingdom) (2) (3) (4) (11) (13)	Business Services	L + 5.50% (1.00% Floor)	5/26/2024	24,813	24,587	24,813
Anaren, Inc. (2) (3) (4)	Telecommunications	L + 4.50% (1.00% Floor)	2/18/2021	9,967	9,946	9,967
AQA Acquisition Holding, Inc. (2) (3) (4) (7) (10) (13)	High Tech Industries	L + 4.25% (1.00% Floor)	5/24/2023	27,334	27,216	27,334
Big Ass Fans, LLC (2)(3)(4)(13)	Capital Equipment	L + 4.25% (1.00% Floor)	5/21/2024	7,980	7,942	7,988
Borchers, Inc. (2) (3) (4) (7) (10) (13)	Chemicals, Plastics & Rubber	L + 4.50% (1.00% Floor)	11/1/2024	15,708	15,645	15,633
Brooks Equipment Company, LLC (2) (3) (4) (13)	Construction & Building	L + 5.00% (1.00% Floor)	8/29/2020	6,976	6,962	6,975
Clearent Newco, LLC (2)(3)(4)(7)(10)	High Tech Industries	L + 4.00% (1.00% Floor)	3/20/2024	21,360	20,918	21,051
DBI Holding LLC (2) (3) (4) (7) (10) (11) (13)	Transportation: Cargo	L + 5.25% (1.00% Floor)	8/1/2021	32,330	32,044	32,239
DecoPac, Inc. (2) (3) (4) (7) (10) (13)	Non-durable Consumer Goods	L + 4.25% (1.00% Floor)	9/29/2024	13,029	12,889	13,029
Dent Wizard International Corporation (2) (3) (4) (11)	Automotive	L + 4.00% (1.00% Floor)	4/7/2020	24,441	24,332	24,411
DTI Holdco, Inc. (2) (3) (4) (13)	High Tech Industries	L + 4.75% (1.00% Floor)	9/30/2023	19,701	19,532	19,630
EIP Merger Sub, LLC (Evolve IP) (2) (3) (9) (11) (13)	Telecommunications	L + 5.75% (1.00% Floor)	6/7/2022	1,500	1,464	1,480
EIP Merger Sub, LLC (Evolve IP) (2) (3) (4) (8) (11) (13)	Telecommunications	L + 5.75% (1.00% Floor)	6/7/2022	22,586	22,076	22,179
Exactech, Inc. (2) (3) (4)	Healthcare & Pharmaceuticals	L + 3.75% (1.00% Floor)	2/14/2025	13,000	12,937	12,981
Empower Payments Acquisitions, Inc. (2) (3) (4) (13)	Media: Advertising, Printing & Publishing	L + 4.50% (1.00% Floor)	11/30/2023	17,281	16,982	17,124
Golden West Packaging Group LLC (2) (3) (4) (11) (13)	Containers, Packaging & Glass	L + 5.25% (1.00% Floor)	6/20/2023	31,815	31,571	31,713
HMT Holding Inc. (2) (3) (4) (7) (10) (11) (13)	Energy: Oil & Gas	L + 4.50% (1.00% Floor)	11/17/2023	34,978	34,316	34,857
J.S. Held LLC (2) (3) (4) (7) (10) (13)	Banking, Finance, Insurance & Real Estate	L + 5.50% (1.00% Floor)	9/27/2023	19,097	18,907	19,014
Jensen Hughes, Inc. (2) (3) (4) (7) (10) (13)	Utilities: Electric	L + 4.50% (1.00% Floor)	3/22/2024	24,948	24,741	24,809
Kestra Financial, Inc. (2) (3) (4) (11) (13)	Banking, Finance, Insurance & Real Estate	L + 4.50% (1.00% Floor)	6/24/2022	21,901	21,668	21,748
Mold-Rite Plastics, LLC (2) (3) (4)	Chemicals, Plastics & Rubber	L + 4.50% (1.00% Floor)	12/14/2021	14,963	14,964	14,963
MSHC, Inc. (2) (3) (4) (13)	Construction & Building	L + 4.25% (1.00% Floor)	7/31/2023	9,975	9,930	9,975
North American Dental Management, LLC (2) (3) (4) (7) (10) (13)	Healthcare & Pharmaceuticals	L + 5.00% (1.00% Floor)	7/7/2023	25,818	25,098	25,622
North Haven CA Holdings, Inc. (CoAdvantage) (2) (3) (4) (7) (10) (13)	Business Services	L + 4.50% (1.00% Floor)	10/2/2023	29,583	29,259	29,583
Odyssey Logistics & Technology Corporation (2) (3) (4) (11) (13)	Transportation: Cargo	L + 4.25% (1.00% Floor)	10/12/2024	19,950	19,855	20,000
Output Services Group (2) (3) (4) (7) (10)	Media: Advertising, Printing & Publishing	L + 4.25% (1.00% Floor)	3/26/2024	12,436	12,362	12,284

Consolidated Schedule of Investments as of March 31, 2018 (unaudited)
Investments (1)	Industry	Interest Rate	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
First Lien Debt (99.44% of fair value)
PAI Holdco, Inc. (Parts Authority) (2) (3) (4) (7) (10) (13)	Automotive	L + 4.25% (1.00% Floor)	1/5/2025	$16,564	$16,463	$16,572
Paradigm Acquisition Corp. (2) (3) (4) (12) (13)	Business Services	L + 4.25% (1.00% Floor)	10/12/2024	23,441	23,385	23,551
Park Place Technologies, Inc. (2) (3) (4)	High Tech Industries	L + 4.00% (1.00% Floor)	3/29/2025	15,000	14,925	14,976
Pasternack Enterprises, Inc. (Infinite RF) (2) (3) (4) (11)	Capital Equipment	L + 5.00% (1.00% Floor)	5/27/2022	20,177	20,087	20,119
Ping Identity Corporation (2) (3) (4) (11)	High Tech Industries	L + 3.75% (1.00% Floor)	1/25/2025	5,000	4,976	4,995
Premier Senior Marketing, LLC (2) (3) (4) (11) (13)	Banking, Finance, Insurance & Real Estate	L + 5.00% (1.00% Floor)	7/1/2022	11,654	11,588	11,639
PSI Services LLC (2) (3) (4) (7) (10) (11) (13)	Business Services	L + 5.00% (1.00% Floor)	1/20/2023	30,676	30,156	30,217
Q Holding Company (2) (3) (4) (11) (13)	Automotive	L + 5.00% (1.00% Floor)	12/18/2021	17,233	17,182	17,233
QW Holding Corporation (Quala) (2) (3) (4) (7) (10) (11) (13)	Environmental Industries	L + 6.75% (1.00% Floor)	8/31/2022	12,276	11,814	11,783
Radiology Partners, Inc. (2) (3) (4) (7) (10)	Healthcare & Pharmaceuticals	L + 5.75% (1.00% Floor)	12/4/2023	28,213	27,925	28,186
Restaurant Technologies, Inc. (2) (3) (4) (13)	Retail	L + 4.75% (1.00% Floor)	11/23/2022	17,325	17,194	17,283
Situs Group Holdings Corporation (2) (3) (4) (7)	Banking, Finance, Insurance & Real Estate	L + 4.50% (0.00% Floor)	2/26/2023	12,000	11,968	11,981
Sovos Brands Intermediate, Inc. (2) (3) (4) (7) (10) (13)	Beverage, Food & Tobacco	L + 4.50% (1.00% Floor)	7/18/2024	21,514	21,361	21,504
Superion, LLC (fka Ramundsen Public Sector, LLC) (2) (3) (4) (11) (13)	Sovereign & Public Finance	L + 4.25% (1.00% Floor)	2/1/2024	3,960	3,943	3,960
Surgical Information Systems, LLC (2) (3) (4) (9) (11) (13)	High Tech Industries	L + 4.85% (1.00% Floor)	4/24/2023	30,000	29,738	30,087
Systems Maintenance Services Holding, Inc. (2) (3) (4) (11) (13)	High Tech Industries	L + 5.00% (1.00% Floor)	10/28/2023	24,194	24,065	22,178
T2 Systems Canada, Inc. (2) (3) (4)	Transportation: Consumer	L + 6.75% (1.00% Floor)	9/28/2022	2,666	2,612	2,669
T2 Systems, Inc. (2) (3) (4) (7) (10) (13)	Transportation: Consumer	L + 6.75% (1.00% Floor)	9/28/2022	15,890	15,555	15,909
Teaching Strategies, LLC (2) (3) (4) (7) (10) (11) (13)	Media: Advertising, Printing & Publishing	L + 4.75% (1.00% Floor)	2/27/2023	17,919	17,752	17,919
The Original Cakerie, Ltd. (Canada) (2) (3) (4) (7) (10) (11)	Beverage, Food & Tobacco	L + 4.50% (1.00% Floor)	7/20/2022	6,739	6,686	6,715
The Original Cakerie, Co. (Canada) (2) (3) (4) (11) (13)	Beverage, Food & Tobacco	L + 5.00% (1.00% Floor)	7/20/2022	9,087	9,023	9,062
ThoughtWorks, Inc. (2) (3) (11) (13)	Business Services	L + 4.50% (1.00% Floor)	10/12/2024	8,000	7,981	8,030
U.S. Acute Care Solutions, LLC (2) (3) (4) (13)	Healthcare & Pharmaceuticals	L + 5.00% (1.00% Floor)	5/15/2021	31,979	31,772	31,467
U.S. TelePacific Holdings Corp. (2) (3) (4) (13)	Telecommunications	L + 5.00% (1.00% Floor)	5/2/2023	29,775	29,502	28,852
Upstream Intermediate, LLC (2) (3) (4) (7) (10)	Healthcare & Pharmaceuticals	L + 4.50% (1.00% Floor)	1/3/2024	18,528	18,431	18,519
Valicor Environmental Services, LLC (2) (3) (4) (7) (10) (11) (13)	Environmental Industries	L + 5.00% (1.00% Floor)	6/1/2023	27,515	27,060	27,446
WIRB - Copernicus Group, Inc. (2) (3) (4) (7) (10) (11) (13)	Healthcare & Pharmaceuticals	L + 4.25% (1.00% Floor)	8/12/2022	16,600	16,486	16,535
WRE Holding Corp. (2) (3) (4) (7) (10) (11) (13)	Environmental Industries	L + 4.75% (1.00% Floor)	1/3/2023	6,980	6,899	6,915
Zywave, Inc. (2) (3) (4) (7) (10) (13)	High Tech Industries	L + 5.00% (1.00% Floor)	11/17/2022	17,656	17,500	17,656
First Lien Debt Total					1,080,221	1,084,277

Consolidated Schedule of Investments as of March 31, 2018 (unaudited)
Investments (1)	Industry	Interest Rate	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
Second Lien Debt (0.56% of fair value)
Paradigm Acquisition Corp. (2) (3) (12) (13)	Business Services	L + 8.50% (1.00% Floor)	10/12/2025	$4,800	$4,754	$4,809
Superion, LLC (fka Ramundsen Public Sector, LLC) (2) (3) (11) (13)	Sovereign & Public Finance	L + 8.50% (1.00% Floor)	2/1/2025	200	198	201
Zywave, Inc. (2) (3) (13)	High Tech Industries	L + 9.00% (1.00% Floor)	11/17/2023	1,050	1,036	1,061
Second Lien Debt Total					$5,988	$6,071
Total Investments					$1,086,209	$1,090,348

(1)
Unless otherwise indicated, issuers of investments held by Credit Fund are domiciled in the United States. As of March 31, 2018, the geographical composition of investments as a percentage of fair value was 1.45% in Canada, 2.28% in the United Kingdom and 96.27% in the United States.

(2)
Variable rate loans to the portfolio companies bear interest at a rate that may be determined by reference to either LIBOR (“L”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate (“P”)), which generally resets quarterly. For each such loan, Credit Fund has provided the interest rate in effect as of March 31, 2018. As of March 31, 2018, all of Credit Fund’s LIBOR loans were indexed to the 90-day LIBOR rate at 2.31%, except for those loans as indicated in Notes 11 and 12 below.

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

(8)
Credit Fund receives less than the stated interest rate of this loan as a result of an agreement among lenders. The interest rate reduction is 1.20% on EIP Merger Sub, LLC (Evolve IP). Pursuant to the agreement among lenders in respect of this loan, this investment represents a first lien/first out loan, which has first priority ahead of the first lien/last out loan with respect to principal, interest and other payments.

(9)
In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, Credit Fund is entitled to receive additional interest as a result of an agreement among lenders as follows: EIP Merger Sub, LLC (Evolve IP) (3.80%) and Surgical Information Systems, LLC (0.91%). Pursuant to the agreement among lenders in respect of these loans, these investments represent a first lien/last out loan, which has a secondary priority behind the first lien/first out loan with respect to principal, interest and other payments.

(10)	As of March 31, 2018, Credit Fund had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

First Lien Debt—unfunded delayed draw and revolving term loans commitments	Type	Unused Fee	Par/ Principal Amount	Fair Value
Advanced Instruments, LLC	Revolver	0.50%	$1,333	$—
AQA Acquisition Holding, Inc.	Revolver	0.50	2,459	—
Borchers, Inc.	Revolver	0.50	1,935	(8)
Clearent Newco, LLC	Delayed Draw	1.00	6,000	(62)
Clearent Newco, LLC	Revolver	0.50	2,640	(27)
DBI Holding LLC	Delayed Draw	2.63	2,420	(6)
DecoPac, Inc.	Revolver	0.50	1,843	—
HMT Holding Inc.	Revolver	0.50	4,938	(15)
Jensen Hughes, Inc.	Delayed Draw	1.00	3,367	(15)
Jensen Hughes, Inc.	Revolver	0.50	2,000	(9)
J.S. Held LLC	Delayed Draw	1.00	1,314	(5)
North American Dental Management, LLC	Delayed Draw	1.00	11,455	(56)
North American Dental Management, LLC	Revolver	0.50	2,727	(13)
North Haven CA Holdings, Inc. (CoAdvantage)	Revolver	0.50	5,273	—
Output Services Group	Delayed Draw	—	2,564	(26)
PAI Holdco, Inc. (Parts Authority)	Delayed Draw	1.00	3,286	1
PSI Services LLC	Revolver	0.50	302	(4)
QW Holding Corporation (Quala)	Delayed Draw	1.00	7,515	(162)
QW Holding Corporation (Quala)	Revolver	0.50	3,024	(65)
Radiology Partners, Inc.	Revolver	0.50	1,725	(2)
Sovos Brands Intermediate, Inc.	Revolver	0.50	3,378	(1)
T2 Systems, Inc.	Revolver	0.50	1,173	1
Teaching Strategies, LLC	Revolver	0.50	1,900	—
The Original Cakerie, Ltd. (Canada)	Revolver	0.50	1,399	(4)
Upstream Intermediate, LLC	Revolver	0.50	1,473	(1)
Valicor Environmental Services, LLC	Revolver	0.50	2,256	(5)
WIRB - Copernicus Group, Inc.	Delayed Draw	1.00	7,200	(19)
WIRB - Copernicus Group, Inc.	Revolver	0.50	1,000	(3)
WRE Holding Corp.	Delayed Draw	1.06	2,123	(14)
WRE Holding Corp.	Revolver	0.50	449	(3)
Zywave, Inc.	Revolver	0.50	1,125	—
Total unfunded commitments			$91,596	$(523)

(11)	As of March 31, 2018, this LIBOR loan was indexed to the 30-day LIBOR rate at 1.88%.

(12)	As of March 31, 2018, this LIBOR loan was indexed to the 180-day LIBOR rate at 2.45%.

(13)
Denotes that all or a portion of the assets are owned by the 2017-1 Issuer and secure the notes issued in connection with a $399,900 term debt securitization completed by Credit Fund on December 19, 2017 (the “2017-1 Debt Securitization”). Accordingly, such assets are not available to creditors of Credit Fund or Credit Fund Sub.

Consolidated Schedule of Investments as of December 31, 2017
Investments (1)	Industry	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
First Lien Debt (99.39% of fair value)
Acrisure, LLC (2)(3)(4)(11)	Banking, Finance, Insurance & Real Estate	L + 4.25% (1.00% Floor)	11/22/2023	$21,097	$21,055	$21,291
Advanced Instruments, LLC (2)(3)(4)(7)(10)(11)(13)	Healthcare & Pharmaceuticals	L + 5.25% (1.00% Floor)	10/31/2022	11,910	11,793	11,910
Alpha Packaging Holdings, Inc. (2)(3)(4)(13)	Containers, Packaging & Glass	L + 4.25% (1.00% Floor)	5/12/2020	16,860	16,812	16,860
AM Conservation Holding Corporation (2)(3)(4)(13)	Energy: Electricity	L + 4.50% (1.00% Floor)	10/31/2022	38,700	38,433	38,553
AMS Finco, S.A.R.L. (Alexander Mann Solutions) (United Kingdom) (2)(3)(4)(11)(13)	Business Services	L + 5.50% (1.00% Floor)	5/26/2024	24,875	24,646	24,875
Anaren, Inc. (2)(3)(4)	Telecommunications	L + 4.50% (1.00% Floor)	2/18/2021	9,993	9,971	9,993
AQA Acquisition Holding, Inc. (2)(3)(4)(7)(10)(13)	High Tech Industries	L + 4.50% (1.00% Floor)	5/24/2023	27,403	27,288	27,403
Big Ass Fans, LLC (2)(3)(4)(13)	Capital Equipment	L + 4.25% (1.00% Floor)	5/21/2024	8,000	7,964	8,010
Borchers, Inc. (2)(3)(4)(7)(10)(13)	Chemicals, Plastics & Rubber	L + 4.50% (1.00% Floor)	11/1/2024	15,748	15,694	15,665
Brooks Equipment Company, LLC (2)(3)(4)(13)	Construction & Building	L + 5.00% (1.00% Floor)	8/29/2020	7,061	7,045	7,061
DBI Holding LLC (2)(3)(4)(11)(13)	Transportation: Cargo	L + 5.25% (1.00% Floor)	8/1/2021	19,800	19,659	19,833
DecoPac, Inc. (2)(3)(4)(7)(10)(13)	Non-durable Consumer Goods	L + 4.25% (1.00% Floor)	9/29/2024	13,414	13,270	13,415
Dent Wizard International Corporation (2)(3)(4)(11)	Automotive	L + 4.75% (1.00% Floor)	4/7/2020	24,502	24,382	24,475
DTI Holdco, Inc. (2)(3)(4)(11)(13)	High Tech Industries	L + 5.25% (1.00% Floor)	9/30/2023	19,750	19,575	19,663
EIP Merger Sub, LLC (Evolve IP) (2)(3)(4)(8)(11)(13)	Telecommunications	L + 6.25% (1.00% Floor)	6/7/2022	22,663	22,127	22,153
EIP Merger Sub, LLC (Evolve IP) (2)(3)(9)(11)(13)	Telecommunications	L + 6.25% (1.00% Floor)	6/7/2022	1,500	1,462	1,470
Empower Payments Acquisitions, Inc. (2)(3)(4)(13)	Media: Advertising, Printing & Publishing	L + 5.50% (1.00% Floor)	11/30/2023	17,325	17,018	17,325
FCX Holdings Corp. (2)(3)(4)(11)	Capital Equipment	L + 4.50% (1.00% Floor)	8/4/2020	18,491	18,438	18,512
Golden West Packaging Group LLC (2)(3)(4)(11)(13)	Containers, Packaging & Glass	L + 5.25% (1.00% Floor)	6/20/2023	20,895	20,709	20,895
HMT Holding Inc. (2)(3)(4)(7)(10)(13)	Energy: Oil & Gas	L + 4.50% (1.00% Floor)	11/17/2023	35,062	34,387	34,709
J.S. Held LLC (2)(3)(4)(7)(10)(13)	Banking, Finance, Insurance & Real Estate	L + 5.50% (1.00% Floor)	9/27/2023	18,204	18,018	18,144
Jensen Hughes, Inc. (2)(3)(4)(7)(10)(11)(13)	Utilities: Electric	L + 5.00% (1.00% Floor)	12/4/2021	20,963	20,784	20,963
Kestra Financial, Inc. (2)(3)(4)(13)	Banking, Finance, Insurance & Real Estate	L + 5.25% (1.00% Floor)	6/24/2022	17,206	17,009	17,203
Mold-Rite Plastics, LLC (2)(3)(4)(11)	Chemicals, Plastics & Rubber	L + 4.50% (1.00% Floor)	12/14/2021	15,000	14,946	14,993
MSHC, Inc. (2)(3)(4)(13)	Construction & Building	L + 4.25% (1.00% Floor)	7/31/2023	10,000	9,957	10,032
North American Dental Management, LLC (2)(3)(4)(7)(10)(11)(13)	Healthcare & Pharmaceuticals	L + 5.00% (1.00% Floor)	7/7/2023	23,978	23,157	23,577
North Haven CA Holdings, Inc. (CoAdvantage) (2)(3)(4)(7)(10)(13)	Business Services	L + 4.50% (1.00% Floor)	10/2/2023	31,565	31,237	31,436
Odyssey Logistics & Technology Corporation (2)(3)(4)(11)(13)	Transportation: Cargo	L + 4.25% (1.00% Floor)	10/12/2024	20,000	19,906	19,998
PAI Holdco, Inc. (Parts Authority) (2)(3)(4)(7)(10)(11)(13)	Automotive	L + 4.75% (1.00% Floor)	12/30/2022	16,564	16,459	16,515
Paradigm Acquisition Corp. (2)(3)(4)(13)	Business Services	L + 4.25% (1.00% Floor)	10/12/2024	23,500	23,445	23,554

Consolidated Schedule of Investments as of December 31, 2017
Investments (1)	Industry	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
First Lien Debt (99.39% of fair value)
Pasternack Enterprises, Inc. (Infinite RF) (2)(3)(4)(11)	Capital Equipment	L + 5.00% (1.00% Floor)	5/27/2022	20,228	20,134	20,174
Premier Senior Marketing, LLC (2)(3)(4)(11)(13)	Banking, Finance, Insurance & Real Estate	L + 5.00% (1.00% Floor)	7/1/2022	11,675	11,606	11,628
PSI Services LLC (2)(3)(4)(7)(10)(11)(13)	Business Services	L + 5.00% (1.00% Floor)	1/20/2023	30,676	30,171	30,082
Q Holding Company (2)(3)(4)(13)	Automotive	L + 5.00% (1.00% Floor)	12/18/2021	17,277	17,227	17,277
QW Holding Corporation (Quala) (2)(3)(4)(7)(10)(11)(13)	Environmental Industries	L + 6.75% (1.00% Floor)	8/31/2022	11,453	10,879	10,933
Radiology Partners, Inc. (2)(3)(4)(7)(10)(12)	Healthcare & Pharmaceuticals	L + 5.75% (1.00% Floor)	12/4/2023	25,793	25,494	25,642
Restaurant Technologies, Inc. (2)(3)(4)(11)(13)	Retail	L + 4.75% (1.00% Floor)	11/23/2022	17,369	17,241	17,219
Sovos Brands Intermediate, Inc. (2)(3)(4)(7)(10)(13)	Beverage, Food & Tobacco	L + 4.50% (1.00% Floor)	7/18/2024	21,568	21,419	21,633
Superion (fka Ramundsen Public Sector, LLC) (2)(3)(4)(13)	Sovereign & Public Finance	L + 4.25% (1.00% Floor)	2/1/2024	3,970	3,955	4,000
Surgical Information Systems, LLC (2)(3)(4)(9)(11)(13)	High Tech Industries	L + 5.00% (1.00% Floor)	4/24/2023	30,000	29,728	30,075
Systems Maintenance Services Holding, Inc. (2)(3)(4)(11)(13)	High Tech Industries	L + 5.00% (1.00% Floor)	10/28/2023	24,255	24,126	20,617
T2 Systems Canada, Inc. (2)(3)(4)	Transportation: Consumer	L + 6.75% (1.00% Floor)	9/28/2022	2,673	2,617	2,634
T2 Systems, Inc. (2)(3)(4)(7)(10)(13)	Transportation: Consumer	L + 6.75% (1.00% Floor)	9/28/2022	15,929	15,577	15,679
Teaching Strategies, LLC (2)(3)(4)(7)(10)(11)(13)	Media: Advertising, Printing & Publishing	L + 4.75% (1.00% Floor)	2/27/2023	17,964	17,803	17,952
The Original Cakerie, Ltd. (Canada) (2)(3)(4)(7)(10)(11)	Beverage, Food & Tobacco	L + 5.00% (1.00% Floor)	7/20/2021	6,939	6,879	6,922
The Original Cakerie, Co. (Canada) (2)(3)(11)(13)	Beverage, Food & Tobacco	L + 5.50% (1.00% Floor)	7/20/2021	3,585	3,572	3,579
ThoughtWorks, Inc. (2)(3)(11)(13)	Business Services	L + 4.50% (1.00% Floor)	10/12/2024	8,000	7,980	8,032
U.S. Acute Care Solutions, LLC (2)(3)(4)(13)	Healthcare & Pharmaceuticals	L + 5.00% (1.00% Floor)	5/15/2021	32,030	31,808	31,537
U.S. TelePacific Holdings Corp. (2)(3)(4)(13)	Telecommunications	L + 5.00% (1.00% Floor)	5/2/2023	29,850	29,566	28,581
Valicor Environmental Services, LLC (2)(3)(4)(7)(10)(11)(13)	Environmental Industries	L + 5.00% (1.00% Floor)	6/1/2023	27,047	26,576	26,984
WIRB - Copernicus Group, Inc. (2)(3)(4)(13)	Healthcare & Pharmaceuticals	L + 5.00% (1.00% Floor)	8/12/2022	14,838	14,780	14,838
WRE Holding Corp. (2)(3)(4)(7)(10)(11)(13)	Environmental Industries	L + 4.75% (1.00% Floor)	1/3/2023	5,367	5,283	5,279
Zest Holdings, LLC (2)(3)(4)(11)	Durable Consumer Goods	L + 4.25% (1.00% Floor)	8/16/2023	19,152	19,107	19,272
Zywave, Inc. (2)(3)(4)(7)(10)(13)	High Tech Industries	L + 5.00% (1.00% Floor)	11/17/2022	$17,663	$17,508	$17,663
First Lien Debt Total					$977,682	$978,718

Second Lien Debt (0.61% of fair value)
Paradigm Acquisition Corp. (2)(3)(12)(13)	Business Services	L + 8.50% (1.00% Floor)	10/12/2025	$4,800	$4,753	$4,792
Superion, LLC (fka Ramundsen Public Sector, LLC) (2)(3)(13)	Sovereign & Public Finance	L + 8.50% (1.00% Floor)	2/1/2025	$200	$198	$202
Zywave, Inc. (2)(3)(13)	High Tech Industries	L + 9.00% (1.00% Floor)	11/17/2023	1,050	1,036	1,061
Second Lien Debt Total					$5,987	$6,055
Total Investments					$983,669	$984,773

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

(13)
Denotes that all or a portion of the assets are owned by the 2017-1 Issuer and secure the notes issued in connection with the 2017-1 Debt Securitization. Accordingly, such assets are not available to creditors of Credit Fund or Credit Fund Sub.

Below is certain summarized consolidated financial information for Credit Fund as of March 31, 2018 and December 31, 2017, respectively. Credit Fund commenced operations in May 2016.

	March 31, 2018	December 31, 2017
	(unaudited)
Selected Consolidated Balance Sheet Information
ASSETS
Investments, at fair value (amortized cost of $1,086,209 and $983,669, respectively)	$1,090,348	$984,773
Cash and other assets	32,382	26,441
Total assets	$1,122,730	$1,011,214
LIABILITIES AND MEMBERS’ EQUITY
Secured borrowings	$430,616	$377,686
2017-1 Notes payable, net of unamortized debt issuance costs of $1,999 and $2,051, respectively	349,019	348,938
Mezzanine loans	107,600	85,750
Other liabilities	48,562	25,308
Subordinated loans and members’ equity	186,933	173,532
Liabilities and members’ equity	$1,122,730	$1,011,214

	For the three month periods ended
	March 31, 2018	March 31, 2017
	(unaudited)	(unaudited)
Selected Consolidated Statement of Operations Information:
Total investment income	$17,911	$8,182
Expenses
Interest and credit facility expenses	10,656	5,473
Other expenses	389	318
Total expenses	11,045	5,791
Net investment income (loss)	6,866	2,391
Net realized gain (loss) on investments	—	—
Net change in unrealized appreciation (depreciation) on investments	3,035	737
Net increase (decrease) resulting from operations	$9,901	$3,128
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
During the three month periods ended March 31, 2018 and 2017, there were mezzanine loan borrowings of $21,850 and $45,660, respectively, and repayments of $0 and $22,000, respectively, under the Credit Fund Facility. As of March 31, 2018 and December 31, 2017, there were $107,600 and $85,750 in mezzanine loans outstanding, respectively.
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
During the three month periods ended March 31, 2018 and 2017, there were secured borrowings of $67,965 and $118,835, respectively, and repayments of $15,035 and $0, respectively, under the Credit Fund Sub Facility. As of March 31, 2018 and December 31, 2017, there was $430,616 and $377,686 in secured borrowings outstanding, respectively.
2017-1 Notes
On December 19, 2017, Credit Fund completed a $399,900 term debt securitization (the “2017-1 Debt Securitization”). The notes offered in the 2017-1 Debt Securitization (the “2017-1 Notes”) were issued by the 2017-1 Issuer, a wholly owned and consolidated subsidiary of Credit Fund, and are secured by a diversified portfolio of the 2017-1 Issuer consisting primarily of first and second lien senior secured loans. The 2017-1 Debt Securitization was executed through a private placement of the 2017-1 Notes, consisting of $231,700 of Aaa/AAA Class A-1 Notes, which bear interest at the three-month LIBOR plus 1.17%; $48,300 of Aa2/AA Class A-2 Notes, which bear interest at the three-month LIBOR plus 1.50%; $15,000 of A2/A Class B-1 Notes, which bear interest at the three-month LIBOR plus 2.25%; $9,000 of A2/A Class B-2 Notes which bear interest at 4.30%; $22,900 of Baa2/BBB Class C Notes which bear interest at the three-month LIBOR plus 3.20%; and $25,100 of Ba2/BB Class D Notes which bear interest at the three-month LIBOR plus 6.38%. The 2017-1 Notes are scheduled to mature on January 15, 2028. Credit Fund received 100% of the preferred interests issued by the 2017-1 Issuer (the “2017-1 Issuer Preferred Interests”) on the closing date of the 2017-1 Debt Securitization in exchange for Credit Fund’s contribution to the 2017-1 Issuer of the initial closing date loan portfolio. The 2017-1 Issuer Preferred Interests do not bear interest and had a nominal value of $47,900 at closing.
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
For more information on the SPV Credit Facility and the Credit Facility, see Note 6 to the consolidated financial statements in Part I, Item 1 of this Form 10-Q.
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

As of March 31, 2018 and December 31, 2017, the Company had $45,610 and $32,039, respectively, in cash and cash equivalents. The Facilities consisted of the following as of March 31, 2018 and December 31, 2017:

	March 31, 2018
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
SPV Credit Facility	$400,000	$290,365	$109,635	$2,758
Credit Facility	413,000	237,500	175,500	175,500
Total	$813,000	$527,865	$285,135	$178,258

	December 31, 2017
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
SPV Credit Facility	$400,000	$287,393	$112,607	$27,147
Credit Facility	413,000	275,500	137,500	137,500
Total	$813,000	$562,893	$250,107	$164,647

(1)	The unused portion is the amount upon which commitment fees are based.

(2)	Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.

The following were the carrying values (before debt issuance costs) and fair values of the Company’s 2015-1 Notes as of March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Aaa/AAA Class A-1A Notes	$160,000	$160,042	$160,000	$160,064
Aaa/AAA Class A-1B Notes	40,000	40,014	40,000	40,020
Aaa/AAA Class A-1C Notes	27,000	26,997	27,000	27,014
Aa2 Class A-2 Notes	46,000	46,017	46,000	46,027
Total	$273,000	$273,070	$273,000	$273,125

As of March 31, 2018 and December 31, 2017, we had a combined $800,865 and $835,893, respectively, of outstanding consolidated indebtedness under our Facilities and 2015-1 Notes. Our annualized interest cost as of March 31, 2018 and December 31, 2017, was 3.83% and 3.52%, excluding fees (such as fees on undrawn amounts and amortization of upfront fees).
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
Shares issued as of March 31, 2018 and December 31, 2017 were 62,568,651 and 62,207,603, respectively.

The following table summarizes activity in the number of shares of our common stock outstanding during the three month periods ended March 31, 2018 and 2017:

	For the three month periods ended
	March 31, 2018	March 31, 2017
Shares outstanding, beginning of period	62,207,603	41,702,318
Common stock issued	—	—
Reinvestment of dividends	361,048	5,837
Shares outstanding, end of period	62,568,651	41,708,155
Contractual Obligations
A summary of our significant contractual payment obligations was as follows as of March 31, 2018 and December 31, 2017:

	SPV Credit Facility and Credit Facility		2015-1 Notes
Payment Due by Period	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Less than 1 Year	$—	$—	$—	$—
1-3 Years	—	—	—	—
3-5 Years	527,865	562,893	—	—
More than 5 Years	—	—	273,000	273,000
Total	$527,865	$562,893	$273,000	$273,000
As of March 31, 2018 and December 31, 2017, $290,365 and $287,393, respectively, of secured borrowings were outstanding under the SPV Credit Facility, $237,500 and $275,500, respectively, were outstanding under the Credit Facility and $273,000 of 2015-1 Notes were outstanding. For the three month periods ended March 31, 2018 and 2017, we incurred $7,815 and $5,034, respectively, of interest expense and $288 and $292, respectively, of unused commitment fees.
OFF BALANCE SHEET ARRANGEMENTS
In the ordinary course of our business, we enter into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in these consolidated financial statements as of March 31, 2018 and December 31, 2017 included in Part I, Item 1 of this Form 10-Q for any such exposure.
We have in the past and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments.
We had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Principal Amount as of
	March 31, 2018	December 31, 2017
Unfunded delayed draw commitments	$86,813	$78,991
Unfunded revolving term loan commitments	36,321	39,383
Total unfunded commitments	$123,134	$118,374
Pursuant to an undertaking by us in connection with the 2015-1 Debt Securitization, we agreed to hold on an ongoing basis Preferred Interests with an aggregate dollar purchase price at least equal to 5% of the aggregate outstanding amount of all collateral obligations by the 2015-1 Issuer for so long as any securities of the 2015-1 Issuer remains outstanding. As of March 31, 2018 and December 31, 2017, we were in compliance with this undertaking.
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
The following table summarizes our dividends declared during the two most recent fiscal years and the current fiscal year to-date:

Date Declared	Record Date	Payment Date	Per Share Amount
2016
March 10, 2016	March 14, 2016	April 22, 2016	$0.40
June 8, 2016	June 8, 2016	July 22, 2016	$0.40
September 28, 2016	September 28, 2016	October 24, 2016	$0.40
December 29, 2016	December 29, 2016	January 24, 2017	$0.41
December 29, 2016	December 29, 2016	January 24, 2017	$0.07	(1)
Total			$1.68
2017
March 20, 2017	March 20, 2017	April 24, 2017	$0.41
June 20, 2017	June 30, 2017	July 18, 2017	$0.37
August 7, 2017	September 29, 2017	October 18, 2017	$0.37
November 7, 2017	December 29, 2017	January 17, 2018	$0.37
December 13, 2017	December 29, 2017	January 17, 2018	$0.12	(1)
Total			$1.64
2018
March 29, 2018	March 29, 2018	April 17, 2018	$0.37
May 2, 2018	June 29, 2018	July 17, 2018	$0.37
Total			$0.74

(1)	Represents a special dividend.
ASSET COVERAGE
In accordance with the Investment Company Act, the Company is currently only allowed to borrow amounts such that its “asset coverage,” as defined in the Investment Company Act, is at least 200% after such borrowing. “Asset coverage” generally refers to a company’s total assets, less all liabilities and indebtedness not represented by “senior securities,” as defined in the Investment Company Act, divided by total senior securities representing indebtedness and, if applicable, preferred stock. “Senior securities” for this purpose includes borrowings from banks or other lenders, debt securities and preferred stock.
As of March 31, 2018 and December 31, 2017, the Company had total senior securities of $800,865 and $835,893, respectively, consisting of secured borrowings under the Facilities and the 2015-1 Notes, and had asset coverage ratios of 241.33% and 234.86%, respectively. For a discussion of the principal risk factors associated with these senior securities, see Part II, Item 1A of this Form 10‑Q.

On March 23, 2018, an amendment to Section 61(a) of the 1940 Act was signed into law to permit BDCs to reduce the minimum “asset coverage” ratio from 200% to 150%, so long as certain approval and disclosure requirements are satisfied. Under the existing 200% minimum asset coverage ratio, the Company is permitted to borrow up to one dollar for investment purposes for every one dollar of investor equity, and under the 150% minimum asset coverage ratio, the Company will be permitted to borrow up to two dollars for investment purposes for every one dollar of investor equity. In other words, Section 61(a) of the 1940 Act, as amended, permits BDCs to potentially increase their debt-to-equity ratio from a maximum of 1 to 1 to a maximum of 2 to 1.
On April 9, 2018, the Board of Directors of the Company, including a “required majority” (as such term is defined in Section 57(o) of the Investment Company Act), approved the application to the Company of the 150% minimum asset coverage ratio set forth in Section 61(a)(2) of the 1940 Act. As a result, and subject to certain additional disclosure requirements, the minimum asset coverage ratio applicable to the Company will be reduced from 200% to 150%, effective as of April 9, 2019. In addition, in order to provide the Company with the maximum financial flexibility at the earliest possible date, the Board of Directors also authorized the submission of a proposal for stockholders to approve the application of the 150% minimum asset coverage ratio to the Company at the Company’s 2018 Annual Meeting. If the Company’s stockholders approve such proposal at the 2018 Annual Meeting, the 150% minimum asset coverage ratio will then apply effective as of June 7, 2018, the first day after the 2018 Annual Meeting and, as a result, the Company will be permitted to incur double the maximum amount of leverage that the Company is able to incur currently approximately ten months earlier than if the Company’s stockholders do not vote to approve such proposal.
CRITICAL ACCOUNTING POLICIES
The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies, including those relating to the valuation of our investment portfolio, are described below. The critical accounting policies should be read in connection with our consolidated financial statements in Part I, Item 1 of this Form 10-Q and in Part II, Item 8 of the Company’s annual report on Form 10-K for the year ended December 31, 2017.
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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of March 31, 2018 and December 31, 2017.
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
Interest Rate Risk
As of March 31, 2018, on a fair value basis, approximately 0.8% of our debt investments bear interest at a fixed rate and approximately 99.2% of our debt investments bear interest at a floating rate, which primarily are subject to interest rate floors. Interest rates on the investments held within our portfolio of investments are typically based on floating LIBOR, with many of these investments also having a LIBOR floor. Additionally, our Facilities are also subject to floating interest rates and are currently paid based on floating LIBOR rates.
Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our income in the future.
The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. Interest income is calculated as revenue from interest generated from our settled portfolio of debt investments held as of March 31, 2018 and December 31, 2017, excluding structured finance obligations and Credit Fund. These hypothetical calculations are based on a model of the settled debt investments in our portfolio, excluding Credit Fund, held as of March 31, 2018 and December 31, 2017, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. Interest expense is calculated based on outstanding secured borrowings and 2015-1 Notes as of March 31, 2018 and December 31, 2017 and based on the terms of our Facilities and 2015-1 Notes. Interest expense on our Facilities and 2015-1 Notes is calculated using the interest rate as of March 31, 2018 and December 31, 2017, adjusted for the hypothetical changes in rates, as shown below. We intend to continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may impact significantly our net interest income.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.
Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2018 and December 31, 2017, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled debt investments (considering interest rate floors for variable rate instruments), excluding Credit Fund, and outstanding secured borrowings and 2015-1 Notes assuming no changes in our investment and borrowing structure:

	As of March 31, 2018			As of December 31, 2017
Basis Point Change	Interest Income	Interest Expense	Net Investment Income	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$50,677	$(23,216)	$27,461	$52,780	$(24,325)	$28,455
Up 200 basis points	$33,785	$(15,477)	$18,308	$35,187	$(16,217)	$18,970
Up 100 basis points	$16,892	$(7,739)	$9,153	$17,593	$(8,108)	$9,485
Down 100 basis points	$(14,837)	$7,739	$(7,098)	$(9,663)	$8,108	$(1,555)
Down 200 basis points	$(16,352)	$15,200	$(1,152)	$(9,850)	$13,380	$3,530
Down 300 basis points	$(16,352)	$16,872	$520	$(10,038)	$13,380	$3,342

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
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting during the three month period ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.
The Company may become party to certain lawsuits in the ordinary course of business. The Company is not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against the Company. See also Note 11 to the consolidated financial statements in Part I, Item 1 of this Form 10-Q.
Item 1A. Risk Factors.
Except for as set forth below, there have been no material changes to the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2017. For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 27, 2018, which is accessible on the SEC’s website at sec.gov.
New Legislation allows us to incur additional leverage.
As a BDC, under the Investment Company Act we generally are not permitted to incur borrowings, issue debt securities or issue preferred stock unless immediately after the borrowing or issuance the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 200%. On March 23, 2018, an amendment to Section 61(a) of the 1940 Act was signed into law to permit BDCs to reduce the minimum “asset coverage” ratio from 200% to 150%, so long as certain approval and disclosure requirements are satisfied. Under the existing 200% minimum asset coverage ratio, the Company is permitted to borrow up to one dollar for investment purposes for every one dollar of investor equity, and under the 150% minimum asset coverage ratio, the Company will be permitted to borrow up to two dollars for investment purposes for every one dollar of investor equity. In other words, Section 61(a) of the 1940 Act, as amended, permits BDCs to potentially increase their debt-to-equity ratio from a maximum of 1 to 1 to a maximum of 2 to 1.
On April 9, 2018, the Board of Directors of the Company, including a “required majority” (as such term is defined in Section 57(o) of the Investment Company Act), approved the application to the Company of the 150% minimum asset coverage ratio set forth in Section 61(a)(2) of the 1940 Act. As a result, and subject to certain additional disclosure requirements, the minimum asset coverage ratio applicable to the Company will be reduced from 200% to 150%, effective as of April 9, 2019. In addition, in order to provide the Company with the maximum financial flexibility at the earliest possible date, the Board of Directors also authorized the submission of a proposal for stockholders to approve the application of the 150% minimum asset coverage ratio to the Company at the Company’s 2018 Annual Meeting. If the Company’s stockholders approve such proposal at the 2018 Annual Meeting, the 150% minimum asset coverage ratio will then apply effective as of June 7, 2018, the first day after the 2018 Annual Meeting and, as a result, the Company will be permitted to incur double the maximum amount of leverage that the Company is able to incur currently approximately ten months earlier than if the Company’s stockholders do not vote to approve such proposal.
As a result, we may be able to incur additional indebtedness in the future and you may face increased investment risk.
Contractual asset coverage limitations under the Facilities may limit the Company’s ability to incur additional leverage.
The Facilities include financial covenants that require the Company and the SPV to maintain a 200% minimum asset coverage ratio. We plan to seek amendments to the Facilities to lower the minimum asset coverage ratio to 150%. We cannot assure you that we will be able to negotiate a change to the Facilities to allow it and/or the SPV to incur additional leverage or that any such amendment will be available to the Company and/or the SPV on favorable terms. An inability on the part of the Company and/or the SPV to amend the contractual asset coverage limitation and access additional leverage could limit our ability to take advantage of the benefits described above under “-New Legislation allows us to incur additional leverage”. Amendments to the Facilities to reduce the asset coverage limitation in the Facilities may result in the lenders demanding higher interest rates being applied to the borrowings under the Facilities, which, in turn, would increase our borrowing costs and limit the benefits of increased leverage.
In addition, pursuant to Section 61(a)(2)(C)(ii), the principal risk factors associated with the Company’s senior securities are set forth below. However, since the Company already uses leverage in optimizing its investment portfolio, the principal risk factors associated with the Company’s senior securities do not represent material changes to the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2017.

Regulations governing our operation as a BDC affect our ability to, and the way in which we will, raise additional capital. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.
We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the Investment Company Act. In addition, we may seek to securitize certain of our loans. Under the provisions of the Investment Company Act, we are permitted, as a BDC, to issue senior securities only in amounts such that our asset coverage ratio, as defined in the Investment Company Act, equals at least 200% or, effective April 9, 2019 (unless the our stockholders approve the application of the 150% minimum asset coverage ratio to the Company at the our 2018 Annual Meeting, in which case effective as of June 7, 2018, the first day after the 2018 Annual Meeting), 150%, of total assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test, which may prohibit us from paying dividends and could prevent us from maintaining our status as a RIC or may prohibit us from repurchasing shares of our common stock. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Accordingly, any failure to satisfy this test could have a material adverse effect on our business, financial condition or results of operations. As of March 31, 2018, our asset coverage calculated in accordance with the Investment Company Act was 241.33%. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. Furthermore, as a result of issuing senior securities, our common stockholders would also be exposed to typical risks associated with increased leverage, including an increased risk of loss resulting from increased indebtedness.
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
As part of our business strategy, we, including through our wholly owned subsidiaries, borrow money from time to time, and may in the future issue additional senior debt securities to banks, insurance companies and other lenders. Holders of these loans or senior securities would have fixed-dollar claims on our assets that are superior to the claims of our stockholders. If the value of our assets decreases, leverage will cause our NAV to decline more sharply than it otherwise would have without leverage. Similarly, any decrease in our income would cause our net income to decline more sharply than it would have if we had not borrowed. This decline could negatively affect our ability to make dividend payments on our common stock.
Our ability to service our borrowings depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. In addition, our management fees are payable based on our gross assets, including assets acquired through the use of leverage (but excluding cash and any temporary investments in cash-equivalents), which may give our Investment Adviser an incentive to use leverage to make additional investments. The amount of leverage that we employ will depend on our Investment Adviser’s and our Board’s assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us.
In addition to having fixed-dollar claims on our assets that are superior to the claims of our common stockholders, obligations to lenders may be secured by a first priority security interest in our portfolio of investments and cash. In the case of a liquidation event, those lenders would receive proceeds to the extent of their security interest before any distributions are made to our stockholders. In addition, as the holder of the Preferred Interests of the 2015-1 Issuer (i.e., the subordinated class of the 2015-1 Securitization), we may be required to absorb losses with respect to the 2015-1 Debt Securitization.
Our Facilities and the 2015-1 Notes impose financial and operating covenants that restrict our business activities, remedies on default and similar matters. As of March 31, 2018, we were in material compliance with the operating and financial covenants of our Facilities and the 2015-1 Notes. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. Accordingly, although we believe we will continue to be in compliance, we cannot assure you that we will continue to comply with the covenants in our Facilities and the 2015-1 Notes. Failure to comply with these covenants could result in a default. If we were unable to obtain a waiver of a default from the lenders or holders of that indebtedness, as applicable, those lenders or holders could accelerate repayment under that indebtedness, which may result in cross-acceleration of other indebtedness. An acceleration could have a material adverse impact on our business, financial condition and results of operations. Lastly, we may be unable to obtain additional leverage, which would, in turn, affect our return on capital.
As of March 31, 2018, we had a combined $800.9 million of outstanding consolidated indebtedness under our Facilities and 2015-1 Notes. Our annualized interest cost as of March 31, 2018, was 3.83%, excluding fees (such as fees on undrawn amounts and amortization of upfront fees). Since we generally pay interest at a floating rate on our Facilities and 2015-1 Notes, an increase in interest rates will generally increase our borrowing costs.
The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns on our portfolio, net of expenses. The calculations in the table below are hypothetical, and actual returns may be higher or lower than those appearing in the table below.

	Effects of Leverage Based on the Actual Amount of Borrowings Incurred by the Company as of March 31, 2018
Assumed annual returns on the Company’s portfolio (net of expenses)	(10)%	(5)%	0%	5%	10%
Corresponding return to common stockholder (1)	(20.30)%	(11.50)%	(2.71)%	6.08%	14.88%

(1)
As of March 31, 2018, the Company had (i) $2.0 billion in total assets (ii) $800.9 million in outstanding indebtedness, (iii) $1.1 billion in net assets and (iv) a weighted average interest rate, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 3.83%.

Based on outstanding indebtedness of $800.9 million as of March 31, 2018, and the weighted average effective annual interest rate, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 3.83% as of that date, the Company’s investment portfolio at fair value would have had to produce an annual return of approximately 1.5% to cover annual interest payments on the outstanding debt.
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
The incentive fees payable by us to our Investment Adviser may create an incentive for our Investment Adviser to pursue investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The incentive fees payable to our Investment Adviser are calculated based on a percentage of our return on invested capital. This may encourage our Investment Adviser to use leverage to increase the return on our investments. In particular, a portion of the incentive fees payable to the Investment Adviser is calculated based on the Company’s pre-incentive fee net investment income, expressed as a rate of return on the value of the Company’s net assets at the end of the immediately preceding calendar quarter, subject to a “hurdle rate” of 1.50% per quarter (6% annualized) and a “catch-up rate” of 1.82% per quarter (7.28% annualized). See Note 4 to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q. Accordingly, an increase in leverage may make it easier for the Company to meet or exceed the hurdle rate applicable to the income-based incentive fee and may result in an increase in the amount of income-based incentive fee payable to the Investment Adviser.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
We did not sell any equity securities during the period covered in this report that were not registered under the Securities Act of 1933, as amended.

Share Purchases under the 10b5-1 Plan

The following table provides information regarding purchases of our common stock by certain individuals affiliated with Carlyle pursuant to a 10b5-1 plan (the “10b5-1 Plan”) adopted by such individuals in accordance with Rules 105b-1 and 10b-18 under the Exchange Act for each month from January 2018 through February 2018 (ending on February 22, 2018 when the 10b5-1 Plan was terminated).

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2018 through January 31, 2018	148,145	$18.16	148,145	$6,626
February 1, 2018 through February 22, 2018	371,514	17.84	371,514	—
Total	519,659		519,659

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

TCG BDC, INC.

Dated: May 3, 2018	By	/s/ Thomas M. Hennigan
Thomas M. Hennigan Chief Financial Officer (principal financial officer)