Form 10-Q
period 2018-06-30
TCG BDC, INC.
filed 2018-08-07
CIK 1544206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 7, 2018
Common stock, $0.01 par value	62,568,651

TCG BDC, INC.

TCG BDC, INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollar amounts in thousands, except per share data)

	June 30, 2018	December 31, 2017
ASSETS	(unaudited)
Investments, at fair value
Investments—non-controlled/non-affiliated, at fair value (amortized cost of $1,746,623 and $1,782,488, respectively)	$1,722,393	$1,779,584
Investments—non-controlled/affiliated, at fair value (amortized cost of $15,940 and $16,273, respectively)	16,394	15,431
Investments—controlled/affiliated, at fair value (amortized cost of $208,501 and $172,251, respectively)	208,005	172,516
Total investments, at fair value (amortized cost of $1,971,064 and $1,971,012, respectively)	1,946,792	1,967,531
Cash and cash equivalents	27,928	32,039
Receivable for investment sold	40,077	7,022
Deferred financing costs	3,246	3,626
Interest receivable from non-controlled/non-affiliated investments	6,150	5,066
Interest receivable from non-controlled/affiliated investments	8	42
Interest and dividend receivable from controlled/affiliated investments	6,442	5,981
Prepaid expenses and other assets	525	76
Total assets	$2,031,168	$2,021,383
LIABILITIES
Secured borrowings (Note 6)	$585,105	$562,893
2015-1 Notes payable, net of unamortized debt issuance costs of $1,846 and $1,947, respectively (Note 7)	271,154	271,053
Payable for investments purchased	8,780	9,469
Due to Investment Adviser	134	69
Interest and credit facility fees payable (Notes 6 and 7)	6,166	5,353
Dividend payable (Note 9)	23,151	30,481
Base management and incentive fees payable (Note 4)	13,252	13,098
Administrative service fees payable (Note 4)	113	95
Other accrued expenses and liabilities	1,501	1,568
Total liabilities	909,356	894,079
Commitments and contingencies (Notes 8 and 11)
NET ASSETS
Common stock, $0.01 par value; 200,000,000 shares authorized; 62,568,651 shares and 62,207,603 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	626	622
Paid-in capital in excess of par value	1,179,432	1,172,807
Offering costs	(1,633)	(1,618)
Accumulated net investment income (loss), net of cumulative dividends of $268,555 and $222,254 at June 30, 2018 and December 31, 2017, respectively	9,561	2,522
Accumulated net realized gain (loss)	(41,902)	(43,548)
Accumulated net unrealized appreciation (depreciation)	(24,272)	(3,481)
Total net assets	$1,121,812	$1,127,304
NET ASSETS PER SHARE	$17.93	$18.12
The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollar amounts in thousands, except per share data)
(unaudited)

	For the three month periods ended		For the six month periods ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$41,717	$30,526	$80,986	$58,880
Other income	3,590	4,046	4,485	6,582
Total investment income from non-controlled/non-affiliated investments	45,307	34,572	85,471	65,462
From non-controlled/affiliated investments:
Interest income	447	—	885	—
Total investment income from non-controlled/affiliated investments	447	—	885	—
From controlled/affiliated investments:
Interest income	3,198	2,372	5,829	4,321
Dividend income	3,500	1,800	7,750	3,060
Total investment income from controlled/affiliated investments	6,698	4,172	13,579	7,381
Total investment income	52,452	38,744	99,935	72,843
Expenses:
Base management fees (Note 4)	7,266	5,657	14,488	10,782
Incentive fees (Note 4)	5,984	5,361	11,314	10,138
Professional fees	959	1,153	1,721	1,596
Administrative service fees (Note 4)	185	165	371	338
Interest expense (Notes 6 and 7)	8,709	5,738	16,524	10,772
Credit facility fees (Note 6)	581	529	1,106	1,032
Directors’ fees and expenses	93	131	191	234
Other general and administrative	435	448	840	821
Total expenses	24,212	19,182	46,555	35,713
Waiver of base management fees (Note 4)	—	1,886	—	3,594
Net expenses	24,212	17,296	46,555	32,119
Net investment income (loss) before taxes	28,240	21,448	53,380	40,724
Excise tax expense	30	—	40	169
Net investment income (loss)	28,210	21,448	53,340	40,555
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments:
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	1,775	(202)	1,646	(7,896)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(15,282)	(5,879)	(21,326)	(1,423)
Non-controlled/affiliated investments	(136)	—	1,296	—
Controlled/affiliated investments	(1,461)	134	(761)	438
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	(15,104)	(5,947)	(19,145)	(8,881)
Net increase (decrease) in net assets resulting from operations	$13,106	$15,501	$34,195	$31,674
Basic and diluted earnings per common share (Note 9)	$0.21	$0.34	$0.55	$0.72
Weighted-average shares of common stock outstanding—Basic and Diluted (Note 9)	62,568,651	45,977,943	62,534,740	43,854,102
Dividends declared per common share (Note 9)	$0.37	$0.37	$0.74	$0.78
The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollar amounts in thousands)
(unaudited)

	For the six month periods ended
	June 30, 2018	June 30, 2017
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$53,340	$40,555
Net realized gain (loss) on investments	1,646	(7,896)
Net change in unrealized appreciation (depreciation) on investments	(20,791)	(985)
Net increase (decrease) in net assets resulting from operations	34,195	31,674
Capital transactions:
Common stock issued, net of offering and underwriting costs	(15)	357,550
Reinvestment of dividends	6,629	202
Dividends declared (Note 12)	(46,301)	(39,820)
Net increase (decrease) in net assets resulting from capital share transactions	(39,687)	317,932
Net increase (decrease) in net assets	(5,492)	349,606
Net assets at beginning of period	1,127,304	764,137
Net assets at end of period	$1,121,812	$1,113,743
The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollar amounts in thousands)
(unaudited)

	For the six month periods ended
	June 30, 2018	June 30, 2017
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$34,195	$31,674
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	555	459
Net accretion of discount on investments	(6,308)	(6,571)
Paid-in-kind interest	(429)	—
Net realized (gain) loss on investments	(1,646)	7,896
Net change in unrealized (appreciation) depreciation on investments	20,791	985
Cost of investments purchased and change in payable for investments purchased	(397,804)	(696,931)
Proceeds from sales and repayments of investments and change in receivable for investments sold	372,391	472,827
Changes in operating assets:
Interest receivable	(851)	(2,072)
Dividend receivable	(660)	(475)
Prepaid expenses and other assets	(449)	(104)
Changes in operating liabilities:
Due to Investment Adviser	65	(97)
Interest and credit facility fees payable	813	231
Base management and incentive fees payable	154	975
Administrative service fees payable	18	(17)
Other accrued expenses and liabilities	(67)	269
Net cash provided by (used in) operating activities	20,768	(190,951)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering and underwriting costs	(15)	350,990
Offering costs from issuance of common stock	—	(358)
Borrowings on SPV Credit Facility and Credit Facility	423,050	306,000
Repayments of SPV Credit Facility and Credit Facility	(400,838)	(396,288)
Repayments of Debt Assumed from NFIC Acquisition	—	(42,128)
Debt issuance costs paid	(74)	(679)
Dividends paid in cash	(47,002)	(36,916)
Net cash provided by (used in) financing activities	(24,879)	180,621
Net increase (decrease) in cash and cash equivalents	(4,111)	(10,330)
Cash and cash equivalents, beginning of period	32,039	38,489
Cash and cash equivalents, end of period	$27,928	$28,159
Supplemental disclosures:
Offering costs payable	$—	$1,128
Interest paid during the period	$15,710	$10,512
Taxes, including excise tax, paid during the period	$105	$—
Dividends declared during the period	$46,301	$39,820
Reinvestment of dividends	$6,629	$202
Cost of investments received in the NFIC Acquisition from shares issued (Note 13)	$—	$(8,046)
Shares issued in consideration of NFIC Acquisition (Note 13)	$—	$8,046
Debt assumed from NFIC Acquisition (Note 13)	$—	$42,128
The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2018
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
First Lien Debt (79.06%)
Achilles Acquisition LLC (2) (3) (4) (5) (13) (15)	Banking, Finance, Insurance & Real Estate	L + 6.00%	8.09%	6/6/2017	6/6/2023	$46,950	$45,863	$46,740	4.17%
Advanced Instruments, LLC (2) (3) (4) (5) (13) (15)	Healthcare & Pharmaceuticals	L + 5.25%	7.25%	11/1/2016	10/31/2022	20,067	19,794	19,951	1.78
Aero Operating, LLC (Dejana Industries, Inc.) (2) (3) (4) (5) (13) (15)	Business Services	L + 7.25%	9.23%	1/5/2018	12/29/2022	2,814	2,784	2,832	0.25
Alpha Packaging Holdings, Inc. (2) (3) (4) (13)	Containers, Packaging & Glass	L + 4.25%	6.58%	6/26/2015	5/12/2020	2,881	2,880	2,881	0.26
Alpine SG, LLC (2) (3) (13)	High Tech Industries	L + 6.00%	8.09%	2/2/2018	11/16/2022	3,405	3,372	3,411	0.30
AMS Group HoldCo, LLC (2) (3) (4) (5) (13) (15)	Transportation: Cargo	L + 6.00%	8.33%	9/29/2017	9/29/2023	31,604	30,931	31,319	2.79
Analogic Corporation (2) (3) (4) (13) (15)	Healthcare & Pharmaceuticals	L + 6.00%	8.08%	6/22/2018	6/22/2024	35,337	34,565	34,853	3.11
BeyondTrust Software, Inc. (2) (3) (4) (13)	Software	L + 6.25%	8.61%	11/21/2017	11/21/2023	16,915	16,689	17,032	1.52
Brooks Equipment Company, LLC (2) (3) (4) (13)	Construction & Building	L + 5.00%	7.31%	6/26/2015	8/29/2020	2,502	2,492	2,502	0.22
Capstone Logistics Acquisition, Inc. (2) (3) (4) (13)	Transportation: Cargo	L + 4.50%	6.59%	6/26/2015	10/7/2021	14,306	14,226	14,190	1.26
Captive Resources Midco, LLC (2) (3) (4) (5) (13) (15)	Banking, Finance, Insurance & Real Estate	L + 6.00%	8.09%	6/30/2015	12/18/2021	30,382	30,105	30,248	2.70
Central Security Group, Inc. (2) (3) (4) (13)	Consumer Services	L + 5.63%	7.72%	6/26/2015	10/6/2021	38,806	38,497	38,806	3.46
CIP Revolution Holdings, LLC (2) (3) (4) (5) (13) (15)	Media: Advertising, Printing & Publishing	L + 6.00%	8.33%	8/19/2016	8/19/2021	18,939	18,801	18,775	1.67
CircusTrix Holdings, LLC (2) (3) (4) (5) (13) (15)	Hotel, Gaming & Leisure	L + 5.50%	7.81%	2/2/2018	12/16/2021	9,259	9,040	9,248	0.82
Colony Hardware Corporation (2) (3) (4) (13)	Construction & Building	L + 6.00%	8.09%	9/4/2015	10/23/2021	23,782	23,553	23,763	2.12
Comar Holding Company, LLC (2) (3) (5) (13) (15)	Containers, Packaging & Glass	L + 5.25%	7.58%	6/18/2018	6/18/2024	26,670	25,990	26,264	2.34
Continuum Managed Services Holdco, LLC (2) (3) (4) (5) (13) (15)	High Tech Industries	L + 6.00%	8.10%	6/20/2017	6/8/2023	22,770	22,158	22,881	2.04
Dade Paper & Bag, LLC (2) (3) (4) (5)	Forest Products & Paper	L + 7.50%	9.59%	6/9/2017	6/10/2024	49,500	48,624	49,589	4.42
Datto, Inc. (2) (3) (5) (15)	High Tech Industries	L + 8.00%	10.05%	12/7/2017	12/7/2022	35,622	35,125	36,218	3.23
Dent Wizard International Corporation (2) (3) (4)	Automotive	L + 4.00%	6.10%	4/28/2015	4/7/2020	891	889	889	0.08
Derm Growth Partners III, LLC (Dermatology Associates) (2) (3) (4) (5) (13) (15)	Healthcare & Pharmaceuticals	L + 6.25%	8.58%	5/31/2016	5/31/2022	50,759	50,282	50,606	4.51
DermaRite Industries, LLC (2) (3) (5) (13) (15)	Healthcare & Pharmaceuticals	L + 7.00%	9.09%	3/3/2017	3/3/2022	20,566	20,296	20,176	1.80
Dimensional Dental Management, LLC (2) (3) (5) (12) (15)	Healthcare & Pharmaceuticals	L + 6.75%	8.84%	2/12/2016	2/12/2021	33,674	33,112	32,692	2.91
Direct Travel, Inc. (2) (3) (4) (5) (13) (15)	Hotel, Gaming & Leisure	L + 6.50%	8.83%	10/14/2016	12/1/2021	35,254	34,748	35,254	3.14
EIP Merger Sub, LLC (Evolve IP) (2) (3) (4) (5) (12)	Telecommunications	L + 5.75%	7.84%	6/7/2016	6/7/2022	33,348	32,655	32,894	2.93
Emergency Communications Network, LLC (2) (3) (4) (5) (13)	Telecommunications	L + 6.25%	8.34%	6/1/2017	6/1/2023	24,750	24,550	24,646	2.20
Ensono, LP (2) (3) (13)	Telecommunications	L + 5.25%	7.34%	4/30/2018	6/27/2025	8,667	8,662	8,640	0.77

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2018
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
First Lien Debt (79.06%) (continued)
Frontline Technologies Holdings, LLC (2) (3) (5) (15)	Software	L + 6.50%	8.59%	9/18/2017	9/18/2023	$39,000	$38,606	$37,874	3.38%
FWR Holding Corporation (2) (3) (4) (5) (13) (15)	Beverage, Food & Tobacco	L + 6.00%	8.09%	8/21/2017	8/21/2023	40,045	38,964	40,509	3.61
Global Franchise Group, LLC (2) (3) (4) (5) (13) (15)	Beverage, Food & Tobacco	L + 5.75%	7.84%	9/15/2017	12/18/2019	13,584	13,496	13,584	1.21
Green Energy Partners/Stonewall LLC (2) (3) (4) (13)	Energy: Electricity	L + 5.50%	7.83%	6/26/2015	11/13/2021	19,850	19,554	19,540	1.74
GRO Sub Holdco, LLC (Grand Rapids) (2) (3) (4) (5) (13) (15)	Healthcare & Pharmaceuticals	L + 6.00%	8.33%	2/28/2018	2/22/2024	6,914	6,699	6,877	0.61
Hummel Station LLC (2) (3) (4) (13)	Energy: Electricity	L + 6.00%	8.09%	2/3/2016	10/27/2022	15,000	14,303	14,569	1.30
Hydrofarm, LLC (2) (5)	Wholesale	L + 7.00%	8.89%	5/15/2017	5/12/2022	18,644	18,503	14,934	1.33
Indra Holdings Corp. (Totes Isotoner) (2) (3) (5) (13)	Non-durable Consumer Goods	L + 4.25%	6.34%	4/29/2014	5/1/2021	18,965	17,389	11,419	1.02
Innovative Business Services, LLC (2) (3) (5) (13) (15)	High Tech Industries	L + 5.50%	7.82%	4/5/2018	4/5/2023	16,390	15,869	16,065	1.43
Legacy.com Inc. (2) (3) (5) (12)	High Tech Industries	L + 6.00%	8.33%	3/20/2017	3/20/2023	17,000	16,674	17,369	1.55
Metrogistics LLC (2) (3) (4) (13)	Transportation: Cargo	L + 6.50%	8.80%	12/13/2016	9/30/2022	17,748	17,561	17,727	1.58
Moxie Liberty LLC (2) (3) (4) (13)	Energy: Electricity	L + 6.50%	8.83%	10/16/2017	8/21/2020	9,924	9,094	9,358	0.83
National Technical Systems, Inc. (2) (3) (4) (5) (13) (15)	Aerospace & Defense	L + 6.25%	8.23%	6/26/2015	6/12/2021	26,351	26,087	25,047	2.23
NES Global Talent Finance US LLC (United Kingdom) (2) (3) (4) (13)	Energy: Oil & Gas	L + 5.50%	7.86%	5/9/2018	5/11/2023	7,847	7,696	7,740	0.69
NMI AcquisitionCo, Inc. (2) (3) (4) (5) (15)	High Tech Industries	L + 6.75%	8.84%	9/6/2017	9/6/2022	51,680	50,792	51,102	4.55
OnCourse Learning Corporation (2) (3) (4) (5) (13) (15)	Consumer Services	L + 6.50%	8.80%	9/12/2016	9/12/2021	38,830	38,462	38,679	3.45
Payment Alliance International, Inc. (2) (3) (5) (12)	Business Services	L + 6.05%	8.39%	9/15/2017	9/15/2021	24,387	23,926	24,555	2.19
Plano Molding Company, LLC (2) (3) (4) (5)	Hotel, Gaming & Leisure	L + 8.00%	10.09%	5/1/2015	5/12/2021	19,424	19,193	17,480	1.56
PPT Management Holdings, LLC (2) (3) (5)	Healthcare & Pharmaceuticals	L + 6.50%	8.09%	12/15/2016	12/16/2022	24,688	24,527	20,844	1.86
PricewaterhouseCoopers Public Sector LLP (2) (3) (15)	Aerospace & Defense	L + 3.25%	4.34%	5/1/2018	5/1/2023	—	(138)	(109)	(0.01)
Prime Risk Partners, Inc. (2) (3) (5) (15)	Banking, Finance, Insurance & Real Estate	L + 5.00%	7.33%	8/15/2017	8/13/2023	1,903	1,862	1,890	0.17
Prime Risk Partners, Inc. (2) (3) (5) (12) (15)	Banking, Finance, Insurance & Real Estate	L + 5.00%	7.33%	8/15/2017	8/13/2023	23,959	23,437	23,830	2.12
Product Quest Manufacturing, LLC (2) (3) (5) (15)	Containers, Packaging & Glass	L + 6.75%	10.00%	9/21/2017	3/31/2019	4,051	4,051	4,051	0.36
Product Quest Manufacturing, LLC (2) (3) (5) (10) (12)	Containers, Packaging & Glass	L + 5.75%	7.84%	9/9/2015	9/9/2020	33,000	32,270	9,988	0.89
Prowler Acquisition Corp. (Pipeline Supply and Service, LLC) (2) (3) (4) (13)	Wholesale	L + 4.50%	6.83%	12/1/2017	1/28/2020	14,831	14,340	14,715	1.31
QW Holding Corporation (Quala) (2) (3) (4) (5) (13)	Environmental Industries	L + 6.75%	8.73%	8/31/2016	8/31/2022	36,364	35,674	35,622	3.18
Reliant Pro Rehab, LLC (2) (3) (5) (12)	Healthcare & Pharmaceuticals	L + 10.00%	12.09%	6/24/2016	12/28/2018	24,438	24,519	24,682	2.20
Smile Doctors, LLC (2) (3) (5) (13) (15)	Healthcare & Pharmaceuticals	L + 5.75%	8.11%	10/6/2017	10/6/2022	14,585	14,449	14,595	1.30

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2018
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
First Lien Debt (79.06%) (continued)
SolAero Technologies Corp. (2) (3) (5) (10)	Telecommunications	L + 5.25%	7.34%	5/24/2016	12/10/2020	$24,485	$23,854	$19,284	1.72%
SPay, Inc. (2) (3) (4) (5) (13) (15)	Hotel, Gaming & Leisure	L + 5.75%	7.82%	6/15/2018	6/15/2024	18,409	17,803	18,062	1.61
Superior Health Linens, LLC (2) (3) (4) (5) (13) (15)	Business Services	L + 6.50%	7.85%	9/30/2016	9/30/2021	21,125	20,885	20,902	1.87
Surgical Information Systems, LLC (2) (3) (4) (5) (12) (13)	High Tech Industries	L + 4.85%	6.94%	4/24/2017	4/24/2023	27,708	27,475	27,608	2.46
T2 Systems Canada, Inc. (2) (3) (4)	Transportation: Consumer	L + 6.75%	8.84%	5/24/2017	9/28/2022	3,989	3,913	3,996	0.36
T2 Systems, Inc. (2) (3) (4) (5) (15)	Transportation: Consumer	L + 6.75%	8.84%	9/28/2016	9/28/2022	32,490	31,853	32,548	2.90
The Hilb Group, LLC (2) (3) (5) (12) (15)	Banking, Finance, Insurance & Real Estate	L + 6.00%	8.33%	6/24/2015	6/24/2021	42,065	41,402	41,694	3.72
The Topps Company, Inc. (2) (3) (4) (13)	Non-durable Consumer Goods	L + 6.00%	8.33%	6/26/2015	10/2/2020	22,250	22,183	22,139	1.97
Trump Card, LLC (2) (3) (5) (15)	Transportation: Cargo	L + 5.50%	7.84%	6/26/2018	4/21/2022	7,845	7,761	7,820	0.70
TSB Purchaser, Inc. (Teaching Strategies, LLC) (2) (3) (4) (13) (15)	Media: Advertising, Printing & Publishing	L + 6.00%	7.92%	5/14/2018	5/14/2024	28,169	27,431	27,724	2.47
Tweddle Group, Inc. (2) (3) (4) (10) (13)	Media: Advertising, Printing & Publishing	L + 6.00%	8.09%	10/20/2016	10/24/2022	7,032	6,953	3,121	0.28
Vetcor Professional Practices, LLC (2) (3) (4) (5) (13) (15)	Consumer Services	L + 6.25%	8.34%	6/26/2015	4/20/2021	40,482	40,146	40,482	3.61
VRC Companies, LLC (2) (3) (4) (5) (13) (15)	Business Services	L + 6.50%	8.59%	3/31/2017	3/31/2023	42,377	41,602	42,292	3.77
Watchfire Enterprises, Inc. (2) (3) (13)	Media: Advertising, Printing & Publishing	L + 4.00%	6.33%	6/9/2017	10/2/2020	1,248	1,239	1,248	0.11
Winchester Electronics Corporation (2) (3) (4) (5) (13)	Capital Equipment	L + 6.50%	8.59%	10/14/2016	6/30/2022	36,363	36,117	36,363	3.24
Zemax Software Holdings, LLC (2) (3) (5) (15)	Software	L + 5.75%	8.09%	6/25/2018	6/25/2024	10,274	10,043	10,143	0.90
Zenith Merger Sub, Inc. (2)(3)(4)(5)(13)(15)	Business Services	L + 5.50%	7.83%	12/13/2017	12/13/2023	11,872	11,712	11,872	1.06
First Lien Debt Total							$1,570,914	$1,539,134	137.19%
Second Lien Debt (8.27%)
Access CIG, LLC (2) (5) (15)	Business Services	L + 7.75%	9.84%	2/14/2018	2/27/2026	$2,573	$2,548	$2,579	0.23%
AmeriLife Group, LLC (2) (3) (5) (13)	Banking, Finance, Insurance & Real Estate	L + 8.75%	10.84%	7/9/2015	1/10/2023	22,000	21,666	22,000	1.96
Argon Medical Devices Holdings, Inc. (2) (3) (5)	Healthcare & Pharmaceuticals	L + 8.00%	10.09%	11/2/2017	1/23/2026	7,500	7,466	7,583	0.68
Confie Seguros Holding II Co. (2) (3) (5) (13)	Banking, Finance, Insurance & Real Estate	L + 9.50%	11.81%	6/29/2015	5/8/2019	9,000	8,967	8,828	0.78
Drew Marine Group Inc. (2) (3) (4) (5) (13)	Chemicals, Plastics & Rubber	L + 7.00%	9.09%	11/19/2013	5/19/2021	12,500	12,485	12,450	1.11
Paradigm Acquisition Corp. (2) (3) (5)	Business Services	L + 8.50%	10.97%	10/6/2017	10/12/2025	9,600	9,510	9,719	0.87
Pathway Partners Vet Management Company LLC (2) (3) (5) (15)	Consumer Services	L + 8.00%	10.09%	10/4/2017	10/10/2025	11,943	11,771	11,733	1.05

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2018
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
Second Lien Debt (8.27%) (continued)
Pharmalogic Holdings Corp. (2) (3) (5) (15)	Healthcare & Pharmaceuticals	L + 8.00%	10.09%	6/7/2018	12/11/2023	$563	$560	$566	0.05%
Project Accelerate Parent, LLC (2) (3) (5)	Software	L + 8.50%	10.50%	1/2/2018	1/2/2026	22,500	21,960	22,577	2.01
Prowler Acquisition Corp. (Pipeline Supply and Service, LLC) (2) (3) (5)	Wholesale	L + 8.50%	10.80%	1/24/2014	7/28/2020	3,000	2,969	2,814	0.25
Q International Courier, LLC (2) (3) (5)	Transportation: Cargo	L + 8.25%	10.34%	9/19/2017	9/19/2025	18,750	18,399	19,009	1.69
Reladyne, Inc. (2) (3) (4) (5) (13)	Wholesale	L + 9.50%	11.59%	4/19/2018	1/21/2023	10,000	9,818	9,891	0.88
Santa Cruz Holdco, Inc. (2) (3) (5)	Non-durable Consumer Goods	L + 8.25%	10.32%	12/15/2017	12/13/2024	17,138	16,975	17,352	1.55
Superion, LLC (fka Ramundsen Public Sector, LLC) (2) (3) (13)	Sovereign & Public Finance	L + 8.50%	10.59%	5/19/2017	2/1/2025	1,800	1,785	1,804	0.16
Watchfire Enterprises, Inc. (2) (3) (5)	Media: Advertising, Printing & Publishing	L + 8.00%	10.31%	10/2/2013	10/2/2021	7,000	6,945	7,000	0.62
Zywave, Inc. (2) (3) (5)	High Tech Industries	L + 9.00%	11.33%	11/18/2016	11/17/2023	4,950	4,889	5,000	0.45
Second Lien Debt Total							$158,713	$160,905	14.34%

Investments—non-controlled/non-affiliated (1)	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (7)	Percentage of Net Assets
Equity Investments (1.15%) (5) (16)
ANLG Holdings, LLC	Healthcare & Pharmaceuticals	6/22/2018	879,690	$880	$880	0.08%
CIP Revolution Holdings, LLC	Media: Advertising, Printing & Publishing	8/19/2016	30,000	300	399	0.04
Dade Paper & Bag, LLC	Forest Products & Paper	6/9/2017	1,500,000	1,500	2,269	0.20
DecoPac, Inc.	Non-durable Consumer Goods	9/29/2017	1,500,000	1,500	1,526	0.14
Derm Growth Partners III, LLC (Dermatology Associates)	Healthcare & Pharmaceuticals	5/31/2016	1,000,000	1,000	1,603	0.14
GRO Sub Holdco, LLC (Grand Rapids)	Healthcare & Pharmaceuticals	3/29/2018	500,000	500	450	0.04
Legacy.com Inc.	High Tech Industries	3/20/2017	1,500,000	1,500	1,962	0.17
North Haven Goldfinch Topco, LLC	Containers, Packaging & Glass	6/18/2018	2,314,815	2,315	2,315	0.21
Power Stop Intermediate Holdings, LLC	Automotive	5/29/2015	7,150	369	1,407	0.13
Rough Country, LLC	Durable Consumer Goods	5/25/2017	754,775	755	1,038	0.09
SiteLock Group Holdings, LLC	High Tech Industries	4/5/2018	446,429	446	446	0.04
T2 Systems Parent Corporation	Transportation: Consumer	9/28/2016	555,556	556	792	0.07
Tailwind HMT Holdings Corp.	Energy: Oil & Gas	11/17/2017	2,000,000	2,000	2,381	0.21
THG Acquisition, LLC (The Hilb Group, LLC)	Banking, Finance, Insurance & Real Estate	6/24/2015	1,500,000	1,500	2,813	0.25
Zenith American Holding, Inc.	Business Services	12/13/2017	1,561,644	1,562	1,760	0.16

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2018
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (7)	Percentage of Net Assets
Zillow Topco LP	Software	6/25/2018	312,500	313	313	0.03
Equity Investments Total				$16,996	$22,354	2.00%
Total investments—non-controlled/non-affiliated				$1,746,623	$1,722,393	153.53%

Investments—non-controlled/affiliated (5) 14)	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
First Lien Debt (0.84%)
TwentyEighty, Inc. - Revolver (2) (3) (15)	Business Services	L + 8.00%	11.09%	1/31/2017	3/31/2020	$—	$(4)	$—	—%
TwentyEighty, Inc. - (Term A Loans) (2) (3)	Business Services	L + 8.00%	11.09%	1/31/2017	3/31/2020	3,001	2,989	3,001	0.27
TwentyEighty, Inc. - (Term B Loans)	Business Services	N/A	8.00% (4.00% cash, 4.00% PIK)	1/31/2017	3/31/2020	6,853	6,671	6,716	0.60
TwentyEighty, Inc. - (Term C Loans)	Business Services	N/A	9.00% (0.25% cash, 8.75% PIK)	1/31/2017	3/31/2020	6,813	6,284	6,677	0.59
First Lien Debt Total							$15,940	$16,394	1.46%

Investments—non-controlled/affiliated (5) (14) (16)	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (7)	Percentage of Net Assets
Equity Investments (0.00%)
TwentyEighty Investors LLC	Business Services	1/31/2017	69,786	$—	$—	—%
Equity Investments Total				$—	$—	—%
Total investments—non-controlled/affiliated				$15,940	$16,394	1.46%

Investments—controlled/affiliated	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par Amount/ LLC Interest	Cost	Fair Value (7)	Percentage of Net Assets
Investment Fund (10.68%) (8)
Middle Market Credit Fund, LLC, Mezzanine Loan (2) (5) (9) (11)	Investment Fund	L + 9.00%	11.30%	6/30/2016	3/22/2019	$114,000	$114,000	$114,000	10.16%
Middle Market Credit Fund, LLC, Subordinated Loan and Member’s Interest (5) (11)	Investment Fund	N/A	0.001%	2/29/2016	3/1/2021	94,501	94,501	94,005	8.38
Investment Fund Total							$208,501	$208,005	18.54%
Total investments—controlled/affiliated							$208,501	$208,005	18.54%
Total investments							$1,971,064	$1,946,792	173.53%

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2018
(dollar amounts in thousands)
(unaudited)

(1)
Unless otherwise indicated, issuers of debt and equity investments held by TCG BDC, Inc. (together with its consolidated subsidiaries, “we,” “us,” “our,” “TCG BDC” or the “Company”) are domiciled in the United States. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of June 30, 2018, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of June 30, 2018, the Company is not an “affiliated person” of any of these portfolio companies. Certain portfolio company investments are subject to contractual restrictions on sales.

(2)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of June 30, 2018. As of June 30, 2018, the reference rates for our variable rate loans were the 30-day LIBOR at 2.09%, the 90-day LIBOR at 2.34% and the 180-day LIBOR at 2.50%.

(3)	Loan includes interest rate floor feature, which is generally 1.00%.

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

(9)	Represents a corporate mezzanine loan, which is subordinated to senior secured term loans of the portfolio company/investment fund.

(10)	Loan was on non-accrual status as of June 30, 2018.

(11)
Under the Investment Company Act, the Company is deemed to be an “affiliated person” of and “control” this investment fund because the Company owns more than 25% of the investment fund’s outstanding voting securities and/or has the power to exercise control over management or policies of such investment fund. See Note 5, Middle Market Credit Fund, LLC, for more details. Transactions related to investments in controlled affiliates for the six month period ended June 30, 2018 were as follows:

Investments—controlled/affiliated	Fair Value as of December 31, 2017	Additions/Purchases	Reductions/Sales/ Paydowns	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of June 30, 2018	Dividend and Interest Income
Middle Market Credit Fund, LLC, Mezzanine Loan	$85,750	$47,150	$(18,900)	$—	$—	$114,000	$5,829
Middle Market Credit Fund, LLC, Subordinated Loan and Member’s Interest	86,766	8,012	—	—	(761)	94,005	7,750
Total investments—controlled/affiliated	$172,516	$55,162	$(18,900)	$—	$(761)	$208,005	$13,579

(12)
In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company is entitled to receive additional interest as a result of an agreement among lenders as follows: Dimensional Dental Management, LLC (4.55%), EIP Merger Sub, LLC (Evolve IP) (3.80%), Legacy.com Inc. (4.06%), Payment Alliance International Inc. (2.70%), Prime Risk Partners, Inc. (1.82%), Product Quest Manufacturing, LLC (3.54%), Reliant Pro Rehab, LLC (nil), Surgical Information Systems, LLC (0.91%) and The Hilb Group, LLC (3.35%). Pursuant to the agreement among lenders in respect of this loan, this investment represents a first lien/last out loan, which has a secondary priority behind the first lien/first out loan with respect to principal, interest and other payments.

(13)
Denotes that all or a portion of the assets are owned by the 2015-1 Issuer and secure the notes issued in connection with a $400,000 term debt securitization completed by the Company on June 26, 2015 (see Note 7, 2015-1 Notes). Accordingly, such assets are not available to the creditors of the SPV or the Company.

(14)
Under the Investment Company Act, the Company is deemed an “affiliated person” of this portfolio company because the Company owns 5% or more of the portfolio company’s outstanding voting securities. Transactions related to investments in non-controlled affiliates for the six month period ended June 30, 2018 were as follows:

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2018
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/affiliated	Fair Value as of December 31, 2017	Purchases/ Paid-in-kind interest	Sales/ Paydowns	Net Accretion of Discount	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair value as of June 30, 2018	Interest Income
TwentyEighty, Inc. - Revolver	$(20)	$—	$—	$2	$—	$18	$—	$2
TwentyEighty, Inc. - (Term A Loans)	3,760	—	(889)	7	—	123	3,001	193
TwentyEighty, Inc. - (Term B Loans)	6,360	138	—	39	—	179	6,716	312
TwentyEighty, Inc. - (Term C Loans)	5,331	291	—	79	—	976	6,677	378
TwentyEighty Investors LLC (Equity)	—	—	—	—	—	—	—	—
Total investments—non-controlled/affiliated	$15,431	$429	$(889)	$127	$—	$1,296	$16,394	$885

(15)	As of June 30, 2018, the Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
First and Second Lien Debt—unfunded delayed draw and revolving term loans commitments
Access CIG, LLC	Delayed Draw	—%	128	—
Achilles Acquisition LLC	Delayed Draw	1.00	5,600	(22)
Advanced Instruments, LLC	Revolver	0.50	1,167	(6)
Aero Operating LLC (Dejana Industries, Inc.)	Revolver	1.00	405	2
AMS Group HoldCo, LLC	Delayed Draw	1.00	4,009	(30)
AMS Group HoldCo, LLC	Revolver	0.50	1,968	(15)
Analogic Corporation	Revolver	0.50	3,365	(42)
Captive Resources Midco, LLC	Delayed Draw	1.25	3,571	(13)
Captive Resources Midco, LLC	Revolver	0.50	2,143	(8)
CIP Revolution Holdings, LLC	Revolver	0.50	1,331	(11)
CircusTrix Holdings, LLC	Delayed Draw	1.00	1,115	(1)
Comar Holding Company, LLC	Delayed Draw	1.00	5,136	(61)
Comar Holding Company, LLC	Revolver	0.50	2,676	(32)
Continuum Managed Services HoldCo, LLC	Delayed Draw	1.00	1,917	8
Continuum Managed Services HoldCo, LLC	Revolver	0.50	2,500	10
Datto, Inc.	Revolver	0.50	726	12
Derm Growth Partners III, LLC (Dermatology Associates)	Revolver	0.50	2,064	(6)
DermaRite Industries LLC	Revolver	0.50	3,186	(52)
Dimensional Dental Management, LLC	Delayed Draw	1.00	9,584	(218)
Direct Travel, Inc.	Delayed Draw	1.00	2,174	—
Frontline Technologies Holdings, LLC	Delayed Draw	1.00	7,705	(186)
FWR Holding Corporation	Delayed Draw	1.00	6,778	63

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2018
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
FWR Holding Corporation	Revolver	0.50	3,000	28
Global Franchise Group, LLC	Revolver	0.50	495	—
GRO Sub Holdco, LLC (Grand Rapids)	Delayed Draw	1.00	7,000	(17)
GRO Sub Holdco, LLC (Grand Rapids)	Revolver	0.50	1,071	(3)
Innovative Business Services, LLC	Delayed Draw	1.00	3,886	(56)
Innovative Business Services, LLC	Revolver	0.50	2,232	(32)
National Technical Systems, Inc.	Revolver	0.50	2,500	(137)
NMI AcquisitionCo, Inc.	Revolver	0.50	435	(5)
OnCourse Learning Corporation	Revolver	0.50	424	(2)
Pathway Partners Vet Management Company LLC	Delayed Draw	1.00	6,112	(71)
Pharmalogic Holdings Corp.	Delayed Draw	1.00	237	1
PricewaterhouseCoopers Public Sector LLP	Revolver	0.50	6,250	(109)
Prime Risk Partners, Inc.	Delayed Draw	0.50	492	(3)
Prime Risk Partners, Inc.	Delayed Draw	0.50	6,124	(26)
Product Quest Manufacturing, LLC	Revolver	0.50	1,906	—
Smile Doctors, LLC	Delayed Draw	1.00	1,345	1
Smile Doctors, LLC	Revolver	0.50	252	—
SPay, Inc.	Delayed Draw	1.00	10,227	(116)
SPay, Inc.	Revolver	0.50	2,045	(23)
Superior Health Linens, LLC	Revolver	0.50	2,100	(20)
T2 Systems, Inc.	Revolver	0.50	1,760	3
TSB Purchaser, Inc. (Teaching Strategies, LLC)	Revolver	0.50	1,891	(28)
The Hilb Group, LLC	Delayed Draw	1.00	18,648	(114)
Trump Card, LLC	Revolver	0.50	318	(1)
TwentyEighty, Inc. (f/k/a Miller Heiman, Inc.)	Revolver	0.50	607	—
Vetcor Professional Practices, LLC	Delayed Draw	1.00	6,433	—
VRC Companies, LLC	Revolver	0.50	792	(1)
VRC Companies, LLC	Delayed Draw	0.75	3,949	(7)
Zemax Software Holdings, LLC	Revolver	0.50	1,284	(14)
Zenith Merger Sub, Inc.	Revolver	0.50	1,685	—
Total unfunded commitments			$164,748	$(1,360)

(16)
Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act, unless otherwise noted.

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2018
(dollar amounts in thousands)
(unaudited)

As of June 30, 2018, investments at fair value consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt (excluding First Lien/Last Out)	$1,331,384	$1,320,216	67.81%
First Lien/Last Out Unitranche	255,470	235,312	12.09
Second Lien Debt	158,713	160,905	8.27
Equity Investments	16,996	22,354	1.15
Investment Fund	208,501	208,005	10.68
Total	$1,971,064	$1,946,792	100.00%
The rate type of debt investments at fair value as of June 30, 2018 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value of First and Second Lien Debt
Floating Rate	$1,732,612	$1,703,040	99.22%
Fixed Rate	12,955	13,393	0.78
Total	$1,745,567	$1,716,433	100.00%

The industry composition of investments at fair value as of June 30, 2018 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$25,949	$24,938	1.28%
Automotive	1,258	2,296	0.12
Banking, Finance, Insurance & Real Estate	174,802	178,043	9.15
Beverage, Food & Tobacco	52,460	54,093	2.78
Business Services	130,469	132,905	6.83
Capital Equipment	36,117	36,363	1.87
Chemicals, Plastics & Rubber	12,485	12,450	0.64
Construction & Building	26,045	26,265	1.35
Consumer Services	128,876	129,700	6.66
Containers, Packaging & Glass	67,506	45,499	2.34
Durable Consumer Goods	755	1,038	0.05
Energy: Electricity	42,951	43,467	2.23
Energy: Oil & Gas	9,696	10,121	0.52
Environmental Industries	35,674	35,622	1.83
Forest Products & Paper	50,124	51,858	2.66
Healthcare & Pharmaceuticals	238,649	236,358	12.14
High Tech Industries	178,300	182,062	9.35

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2018
(dollar amounts in thousands)
(unaudited)

Industry	Amortized Cost	Fair Value	% of Fair Value
Hotel, Gaming & Leisure	80,784	80,044	4.11
Investment Fund	208,501	208,005	10.68
Media: Advertising, Printing & Publishing	61,669	58,267	2.99
Non-durable Consumer Goods	58,047	52,436	2.69
Software	87,611	87,939	4.52
Sovereign & Public Finance	1,785	1,804	0.09
Telecommunications	89,721	85,464	4.39
Transportation: Cargo	88,878	90,065	4.63
Transportation: Consumer	36,322	37,336	1.92
Wholesale	45,630	42,354	2.18
Total	$1,971,064	$1,946,792	100.00%
The geographical composition of investments at fair value as of June 30, 2018 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
United Kingdom	$7,696	$7,740	0.40%
United States	1,963,368	1,939,052	99.60
Total	$1,971,064	$1,946,792	100.00%
The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2017
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)	Industry	Interest Rate(2)	Maturity Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
First Lien Debt (77.04%)
Access CIG, LLC (2)(3)(4)(13)	Business Services	L + 5.00% (1.00% Floor)	10/17/2021	$18,149	$18,054	$18,263	1.62%
Achilles Acquisition LLC (2)(3)(4)(5)(13)(15)	Banking, Finance, Insurance & Real Estate	L + 6.00% (1.00% Floor)	6/6/2023	40,910	39,931	40,523	3.59
Advanced Instruments, LLC (2)(3)(4)(5)(13)(15)	Healthcare & Pharmaceuticals	L + 5.25% (1.00% Floor)	10/31/2022	10,421	10,227	10,421	0.92
Alpha Packaging Holdings, Inc. (2)(3)(4)(13)	Containers, Packaging & Glass	L + 4.25% (1.00% Floor)	5/12/2020	2,896	2,894	2,896	0.26
AMS Group HoldCo, LLC (2)(3)(4)(5)(13)(15)	Transportation: Cargo	L + 6.00% (1.00% Floor)	9/29/2023	29,925	29,254	29,925	2.65
Anaren, Inc. (2)(3)(4)(13)	Telecommunications	L + 4.50% (1.00% Floor)	2/18/2021	3,802	3,789	3,809	0.34
Audax AAMP Holdings, Inc. (2)(3)(5)	Durable Consumer Goods	L + 7.50% (1.00% Floor)	1/31/2018	12,487	12,459	12,362	1.10
BeyondTrust Software, Inc. (2)(3)(4)(5)(13)	Software	L + 6.25% (1.00% Floor)	11/21/2023	17,000	16,758	16,910	1.50
Brooks Equipment Company, LLC (2)(3)(4)(13)	Construction & Building	L + 5.00% (1.00% Floor)	8/29/2020	2,546	2,535	2,546	0.23
Capstone Logistics Acquisition, Inc. (2)(3)(4)(13)	Transportation: Cargo	L + 4.50% (1.00% Floor)	10/7/2021	19,198	19,081	18,895	1.68
Captive Resources Midco, LLC (2)(3)(4)(5)(13)(15)	Banking, Finance, Insurance & Real Estate	L + 6.00% (1.00% Floor)	12/18/2021	30,900	30,635	30,783	2.73
Central Security Group, Inc. (2)(3)(4)(13)	Consumer Services	L + 5.63% (1.00% Floor)	10/6/2021	39,007	38,668	38,941	3.45
CIP Revolution Holdings, LLC (2)(3)(4)(5)(13)(15)	Media: Advertising, Printing & Publishing	L + 6.00% (1.00% Floor)	8/19/2021	19,048	18,917	18,993	1.68
Colony Hardware Corporation (2)(3)(4)(13)	Construction & Building	L + 6.00% (1.00% Floor)	10/23/2021	22,071	21,838	22,049	1.96
Continuum Managed Services Holdco, LLC (2)(3)(4)(5)(13)(15)	High Tech Industries	L + 8.75% (1.00% Floor)	6/8/2023	22,885	22,208	23,237	2.06
Dade Paper & Bag, LLC (2)(3)(4)(5)	Forest Products & Paper	L + 7.50% (1.00% Floor)	6/10/2024	49,750	48,822	49,884	4.42
Datto, Inc. (2)(3)(5)(15)	High Tech Industries	L + 8.00% (1.00% Floor)	12/7/2022	35,622	35,082	35,818	3.18
Dent Wizard International Corporation (2)(3)(4)	Automotive	L + 4.75% (1.00% Floor)	4/7/2020	895	893	894	0.08
Derm Growth Partners III, LLC (Dermatology Associates) (2)(3)(4)(5)(13)(15)	Healthcare & Pharmaceuticals	L + 6.50% (1.00% Floor)	5/31/2022	50,658	50,104	50,441	4.47
DermaRite Industries, LLC (2)(3)(5)(13)(15)	Healthcare & Pharmaceuticals	L + 7.00% (1.00% Floor)	3/3/2022	20,003	19,729	19,850	1.76
Dimensional Dental Management, LLC (2)(3)(5)(12)(15)	Healthcare & Pharmaceuticals	L + 6.75% (1.00% Floor)	2/12/2021	33,674	33,038	33,514	2.97
Direct Travel, Inc. (2)(3)(4)(5)(13)(15)	Hotel, Gaming & Leisure	L + 6.50% (1.00% Floor)	12/1/2021	29,623	29,136	29,708	2.64
EIP Merger Sub, LLC (Evolve IP) (2)(3)(5)(12)(13)	Telecommunications	L + 6.25% (1.00% Floor)	6/7/2021	27,284	26,618	26,738	2.37
Emergency Communications Network, LLC (2)(3)(4)(5)(13)	Telecommunications	L + 6.25% (1.00% Floor)	6/1/2023	24,875	24,669	24,850	2.20
EP Minerals, LLC (2)(3)(4)(13)	Metals & Mining	L + 4.50% (1.00% Floor)	8/20/2020	7,920	7,901	7,931	0.70
FCX Holdings Corp. (2)(3)(4)(13)	Capital Equipment	L + 4.50% (1.00% Floor)	8/4/2020	3,820	3,823	3,824	0.34
Frontline Technologies Holdings, LLC (2)(3)(5)(15)	Software	L + 6.50% (1.00% Floor)	9/18/2023	39,197	38,757	39,159	3.47

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2017
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)	Industry	Interest Rate(2)	Maturity Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
First Lien Debt (77.04%) (continued)
FWR Holding Corporation (2)(3)(4)(5)(13)(15)	Beverage, Food & Tobacco	L + 6.00% (1.00% Floor)	8/21/2023	$36,692	$35,525	$36,098	3.20%
Global Franchise Group, LLC (2)(3)(4)(5)(13)(15)	Beverage, Food & Tobacco	L + 5.75% (1.00% Floor)	12/18/2019	14,468	14,345	14,468	1.28
Global Software, LLC (2)(3)(4)(13)	High Tech Industries	L + 5.25% (1.00% Floor)	5/2/2022	20,800	20,501	20,774	1.84
Green Energy Partners/Stonewall LLC(2)(3)(4)(13)	Energy: Electricity	L + 5.50% (1.00% Floor)	11/13/2021	19,950	19,621	19,334	1.71
Hummel Station LLC (2)(3)(5)(13)	Energy: Electricity	L + 6.00% (1.00% Floor)	10/27/2022	15,000	14,375	13,905	1.23
Hydrofarm, LLC (2)(5)(13)	Wholesale	L + 7.00%	5/12/2022	18,763	18,640	18,241	1.62
Indra Holdings Corp. (Totes Isotoner) (2)(3)(5)(13)	Non-durable Consumer Goods	L + 4.25% (1.00% Floor)	5/1/2021	18,965	17,224	11,222	1.00
Legacy.com Inc. (2)(3)(5)(12)	High Tech Industries	L + 6.00% (1.00% Floor)	3/20/2023	17,000	16,653	17,558	1.56
Metrogistics LLC (2)(3)(4)(13)	Transportation: Cargo	L + 6.50% (1.00% Floor)	9/30/2022	17,978	17,774	17,921	1.59
Moxie Liberty LLC (2)(3)(5)(13)	Energy: Electricity	L + 6.50% (1.00% Floor)	8/21/2020	9,975	9,008	9,148	0.81
National Technical Systems, Inc. (2)(3)(4)(5)(13)(15)	Aerospace & Defense	L + 6.25% (1.00% Floor)	6/12/2021	26,351	26,072	24,817	2.20
NES Global Talent Finance US LLC (United Kingdom) (2)(3)(4)(8)(13)	Energy: Oil & Gas	L + 5.50% (1.00% Floor)	10/3/2019	13,600	13,439	13,369	1.19
NMI AcquisitionCo, Inc. (2)(3)(4)(5)(15)	High Tech Industries	L + 6.75% (1.00% Floor)	9/6/2022	51,091	50,112	50,944	4.52
OnCourse Learning Corporation (2)(3)(4)(5)(13)(15)	Consumer Services	L + 6.50% (1.00% Floor)	9/12/2021	35,905	35,513	35,740	3.17
Payment Alliance International, Inc. (2)(3)(5)(12)	Business Services	L + 6.05% (1.00% Floor)	9/15/2021	26,544	25,983	26,464	2.35
Pelican Products, Inc. (2)(3)(4)(13)	Containers, Packaging & Glass	L + 4.25% (1.00% Floor)	4/11/2020	3,585	3,589	3,581	0.32
Plano Molding Company, LLC (2)(3)(4)(5)	Hotel, Gaming & Leisure	L + 7.50% (1.00% Floor)	5/12/2021	19,523	19,263	16,934	1.50
PMG Acquisition Corporation (2)(3)(4)(5)(13)(15)	Healthcare & Pharmaceuticals	L + 6.25% (1.00% Floor)	5/22/2022	27,025	26,649	27,161	2.41
PPT Management Holdings, LLC(2)(3)(4)(5)(13)	Healthcare & Pharmaceuticals	L + 6.00% (1.00% Floor)	12/16/2022	24,750	24,572	23,443	2.08
Prime Risk Partners, Inc. (2)(3)(5)(15)	Banking, Finance, Insurance & Real Estate	L + 5.75% (1.00% Floor)	8/13/2023	1,639	1,594	1,650	0.15
Prime Risk Partners, Inc. (2)(3)(5)(12)(15)	Banking, Finance, Insurance & Real Estate	L + 5.75% (1.00% Floor)	8/13/2023	20,521	19,959	21,032	1.87
Product Quest Manufacturing, LLC (2)(3)(5)(10)(12)	Containers, Packaging & Glass	L + 6.75% (1.00% Floor)	9/9/2020	33,000	32,270	19,487	1.73
Product Quest Manufacturing, LLC (2)(3)(5)(15)	Containers, Packaging & Glass	L + 6.75% (3.25% Floor)	3/31/2019	2,729	2,729	2,729	0.24
Prowler Acquisition Corp. (Pipeline Supply and Service, LLC) (2)(3)(4)(13)	Wholesale	L + 4.50% (1.00% Floor)	1/28/2020	14,910	14,285	14,133	1.25
QW Holding Corporation (Quala) (2)(3)(4)(5)(13)	Environmental Industries	L + 6.75% (1.00% Floor)	8/31/2022	36,549	35,772	35,715	3.17
Reliant Pro Rehab, LLC (2)(3)(5)(12)	Healthcare & Pharmaceuticals	L + 10.00% (1.00% Floor)	12/28/2018	24,563	24,544	24,563	2.18
Smile Doctors, LLC (2)(3)(5)(13)(15)	Healthcare & Pharmaceuticals	L + 5.75% (1.00% Floor)	10/6/2022	9,059	8,930	9,011	0.80

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2017
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)	Industry	Interest Rate(2)	Maturity Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
First Lien Debt (77.04%) (continued)
SolAero Technologies Corp. (2)(3)(4)(5)	Telecommunications	L + 5.25% (1.00% Floor)	12/10/2020	$24,828	$24,221	$23,416	2.08%
Superior Health Linens, LLC (2)(3)(4)(5)(13)(15)	Business Services	L + 6.50% (1.00% Floor)	9/30/2021	21,061	20,788	21,026	1.87
Surgical Information Systems, LLC (2)(3)(4)(5)(12)(13)	High Tech Industries	L + 5.00% (1.00% Floor)	4/24/2023	30,000	29,728	30,075	2.67
T2 Systems Canada, Inc. (2)(3)(4)	Transportation: Consumer	L + 6.75% (1.00% Floor)	9/28/2022	4,009	3,926	3,950	0.35
T2 Systems, Inc. (2)(3)(4)(5)(13)(15)	Transportation: Consumer	L + 6.75% (1.00% Floor)	9/28/2022	32,649	31,956	32,146	2.85
The Hilb Group, LLC (2)(3)(5)(12)(15)	Banking, Finance, Insurance & Real Estate	L + 6.00% (1.00% Floor)	6/24/2021	38,622	38,132	38,204	3.39
The SI Organization, Inc.(2)(3)(4)(5)(13)	Aerospace & Defense	L + 4.75% (1.00% Floor)	11/23/2019	14,300	14,310	14,419	1.28
The Topps Company, Inc. (2)(3)(4)(13)	Non-durable Consumer Goods	L + 6.00% (1.25% Floor)	10/2/2020	23,130	22,970	22,991	2.04
TruckPro, LLC (2)(3)(4)(13)	Automotive	L + 5.00% (1.00% Floor)	8/6/2018	8,860	8,850	8,831	0.78
Tweddle Group, Inc. (2)(3)(4)(13)	Media: Advertising, Printing & Publishing	L + 6.00% (1.00% Floor)	10/24/2022	7,356	7,266	7,264	0.64
Vetcor Professional Practices, LLC (2)(3)(4)(5)(13)(15)	Consumer Services	L + 6.25% (1.00% Floor)	4/20/2021	38,868	38,502	38,725	3.43
Vistage Worldwide, Inc. (2)(3)(4)(13)	Business Services	L + 5.50% (1.00% Floor)	8/19/2021	32,916	32,753	32,916	2.92
VRC Companies, LLC (2)(3)(4)(5)(13)(15)	Business Services	L + 6.50% (1.00% Floor)	3/31/2023	38,600	37,873	38,541	3.42
W/S Packaging Group Inc. (2)(3)(4)	Containers, Packaging & Glass	L + 5.00% (1.00% Floor)	8/9/2019	4,004	3,887	3,789	0.34
Watchfire Enterprises, Inc. (2)(3)(13)	Media: Advertising, Printing & Publishing	L + 4.25% (1.00% Floor)	10/2/2020	1,362	1,351	1,362	0.12
Winchester Electronics Corporation (2)(3)(4)(5)(13)	Capital Equipment	L + 6.50% (1.00% Floor)	6/30/2022	36,547	36,292	36,933	3.28
Zenith Merger Sub, Inc. (2)(3)(4)(5)(13)(15)	Business Services	L + 5.50% (1.00% Floor)	12/12/2023	15,290	15,069	15,198	1.35
Zest Holdings, LLC (2)(3)(4)(13)	Durable Consumer Goods	L + 4.25% (1.00% Floor)	8/16/2023	3,431	3,423	3,453	0.31
First Lien Debt Total					$1,526,058	$1,515,845	134.46%
Second Lien Debt (12.51%)
AIM Group USA Inc. (2)(3)(4)(5)(13)	Aerospace & Defense	L + 9.00% (1.00% Floor)	8/2/2022	$23,000	$22,737	$23,230	2.06%
AmeriLife Group, LLC (2)(3)(5)(13)	Banking, Finance, Insurance & Real Estate	L + 8.75% (1.00% Floor)	1/10/2023	22,000	21,647	21,817	1.94
Argon Medical Devices, Inc. (2)(3)(4)(5)	Healthcare & Pharmaceuticals	L + 9.50% (1.00% Floor)	6/23/2022	25,000	24,447	25,000	2.22
Argon Medical Devices Holdings, Inc. (2)(3)(5)	Healthcare & Pharmaceuticals	L + 8.00% (1.00% Floor)	1/23/2026	7,500	7,465	7,515	0.67
Berlin Packaging L.L.C. (2)(3)(13)	Containers, Packaging & Glass	L + 6.75% (1.00% Floor)	10/1/2022	1,146	1,140	1,153	0.10
Confie Seguros Holding II Co.(2)(3)(5)(13)	Banking, Finance, Insurance & Real Estate	L + 9.50% (1.25% Floor)	5/8/2019	9,000	8,959	8,715	0.77

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2017
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)	Industry	Interest Rate(2)	Maturity Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
Second Lien Debt (12.51%) (continued)
Drew Marine Group Inc. (2)(3)(4)(5)(13)	Chemicals, Plastics & Rubber	L + 7.00% (1.00% Floor)	5/19/2021	$12,500	$12,484	$12,456	1.10%
Genex Holdings, Inc. (2)(3)(5)	Banking, Finance, Insurance & Real Estate	L + 7.75% (1.00% Floor)	5/30/2022	8,990	8,915	8,924	0.79
Paradigm Acquisition Corp. (2)(3)(5)	Business Services	L + 8.50% (1.00% Floor)	10/12/2025	9,600	9,507	9,584	0.85
Pathway Partners Vet Management Company LLC (2)(3)(5)(15)	Consumer Services	L + 8.00% (1.00% Floor)	10/10/2025	7,751	7,644	7,741	0.69
Pexco LLC (2)(3)(5)	Chemicals, Plastics & Rubber	L + 8.00% (1.00% Floor)	5/8/2025	20,000	19,818	20,362	1.81
Prowler Acquisition Corp. (Pipeline Supply and Service, LLC) (2)(3)(5)	Wholesale	L + 8.50% (1.00% Floor)	7/28/2020	3,000	2,967	2,485	0.22
Q International Courier, LLC (2)(3)(5)	Transportation: Cargo	L + 8.25% (1.00% Floor)	9/19/2025	18,750	18,384	18,621	1.65
Reladyne, Inc. (2)(3)(4)(13)	Wholesale	L + 9.50% (1.00% Floor)	1/21/2023	5,000	4,884	4,929	0.44
Rough Country, LLC (2)(3)(5)(13)	Durable Consumer Goods	L + 8.50% (1.00% Floor)	11/25/2023	42,500	41,311	42,802	3.80
Santa Cruz Holdco, Inc. (2)(3)(5)	Non-durable Consumer Goods	L + 8.25% (1.00% Floor)	12/13/2024	17,138	16,967	17,079	1.51
Superion, LLC (fka Ramundsen Public Sector, LLC) (2)(3)(13)	Sovereign & Public Finance	L + 8.50% (1.00% Floor)	2/1/2025	1,800	1,784	1,820	0.16
Watchfire Enterprises, Inc.(2)(3)(5)	Media: Advertising, Printing & Publishing	L + 8.00% (1.00% Floor)	10/2/2021	7,000	6,941	7,000	0.62
Zywave, Inc. (2)(3)(5)	High Tech Industries	L + 9.00% (1.00% Floor)	11/17/2023	4,950	4,886	5,000	0.44
Second Lien Debt Total					$242,887	$246,233	21.84%

Investments—non-controlled/non-affiliated (1)	Industry	Shares/ Units	Cost	Fair Value (7)	Percentage of Net Assets
Equity Investments (0.89%) (5)
CIP Revolution Holdings, LLC	Media: Advertising, Printing & Publishing	30,000	$300	$369	0.03%
Dade Paper & Bag, LLC	Forest Products & Paper	1,500,000	1,500	2,140	0.19
DecoPac, Inc.	Non-durable Consumer Goods	1,500,000	1,500	1,500	0.13
Derm Growth Partners III, LLC (Dermatology Associates)	Healthcare & Pharmaceuticals	1,000,000	1,000	1,796	0.16
GS Holdco LLC (Global Software, LLC)	High Tech Industries	1,000,000	1,001	1,550	0.14
Legacy.com Inc.	High Tech Industries	1,500,000	1,500	1,739	0.15
Power Stop Intermediate Holdings, LLC	Automotive	7,150	369	1,191	0.11
Rough Country, LLC	Durable Consumer Goods	754,775	755	873	0.08
T2 Systems Parent Corporation	Transportation: Consumer	555,556	556	499	0.04
Tailwind HMT Holdings Corp.	Energy: Oil & Gas	2,000,000	2,000	2,000	0.18
THG Acquisition, LLC (The Hilb Group, LLC)	Banking, Finance, Insurance & Real Estate	1,500,000	1,500	2,287	0.20
Zenith American Holding, Inc.	Business Services	1,561,644	1,562	1,562	0.14
Equity Investments Total			$13,543	$17,506	1.55%
Total investments—non-controlled/non-affiliated			$1,782,488	$1,779,584	157.85%

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2017
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/affiliated (5)(14)	Industry	Interest Rate(2)	Maturity Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
First Lien Debt (0.78%)
TwentyEighty, Inc. - Revolver (2)(3)(15)	Business Services	L + 8.00%	3/21/2020	$—	$(6)	$(20)	—%
TwentyEighty, Inc. - (Term A Loans) (2)(3)	Business Services	L + 3.50% cash, 4.50% PIK	3/21/2020	3,890	3,871	3,760	0.33%
TwentyEighty, Inc. - (Term B Loans)	Business Services	1.00% cash, 7.00% PIK	3/21/2020	6,715	6,494	6,360	0.57%
TwentyEighty, Inc. - (Term C Loans)	Business Services	0.25% cash, 8.75% PIK	3/21/2020	6,521	5,914	5,331	0.47%
First Lien Debt Total					$16,273	$15,431	1.37%

Investments—non-controlled/affiliated (5)(14)	Industry	Shares/ Units	Cost	Fair Value (7)	Percentage of Net Assets
Equity Investments (0.00%)
TwentyEighty Investors LLC	Business Services	69,786	$—	$—	—%
Equity Investments Total			$—	$—	$—
Total investments—non-controlled/affiliated			16,273	15,431	1.37%

Investments—controlled/affiliated	Industry	Interest Rate(2)	Maturity Date	Par Amount/ LLC Interest	Cost	Fair Value(7)	Percentage of Net Assets
Investment Fund (8.77%) (8)
Middle Market Credit Fund, LLC, Mezzanine Loan (2)(5)(9)(11)	Investment Fund	L + 9.00%	6/22/2018	$85,750	$85,750	$85,750	7.61%
Middle Market Credit Fund, LLC, Subordinated Loan and Member’s Interest (5)(11)	Investment Fund	0.001%	3/1/2021	86,501	86,501	86,766	7.70
Investment Fund Total					$172,251	$172,516	15.31%
Total investments—controlled/affiliated					$172,251	$172,516	15.31%
Total investments					$1,971,012	$1,967,531	174.53%

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
As of June 30, 2018
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
The interim financial statements have been prepared in accordance with US GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with US GAAP are omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of consolidated financial statements for the interim period presented have been included. These adjustments are of a normal, recurring nature. This Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2017. The results of operations for the three month and six month periods ended June 30, 2018 are not necessarily indicative of the operating results to be expected for the full year.
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
The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Consolidated Statements of Operations. As of June 30, 2018 and December 31, 2017, the fair value of the loan in the portfolio with PIK provisions was $13,393 and $15,451, respectively, which represents approximately 0.7% and 0.8% of total investments at fair value, respectively. For the three month and six month periods ended June 30, 2018, the Company earned $216 and $429 in PIK income, respectively. For the three month and six month periods ended June 30, 2017, there was no PIK interest accrued.
Dividend Income
Dividend income from the investment fund is recorded on the record date for the investment fund to the extent that such amounts are payable by the investment fund and are expected to be collected.
Other Income
Other income may include income such as consent, waiver, amendment, syndication and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive fees for guaranteeing the outstanding debt of a portfolio company. Such fees are amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in other assets in the accompanying Consolidated Statements of Assets and Liabilities. For the three month and six month periods ended June 30, 2018, the Company earned $3,590 and $4,485, respectively, in other income, primarily from syndication and prepayment fees. For the three month and six month periods ended June 30, 2017, the Company earned $4,046 and $6,582, respectively, in other income, primarily from syndication and prepayment fees.

Non-Accrual Income
Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid current and, in management’s judgment, are likely to remain current. Management may not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2018 and December 31, 2017, the fair value of the loans in the portfolio on non-accrual status was $32,393 and $19,487, respectively, which represents approximately 1.7% and 1.0% of total investments at fair value, respectively. The remaining first and second lien debt investments were performing and current on their interest payments as of June 30, 2018 and December 31, 2017.
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
Offering Costs
Offering costs consist primarily of fees and expenses incurred in connection with the offering of shares, including legal, underwriting, printing and other costs, as well as costs associated with the preparation and filing of applicable registration statements. Offering costs are charged against equity when incurred. During the three month and six month periods ended June 30, 2018, $30 of offering costs were incurred, 50% of which were paid by the Investment Adviser. During the three month and six month periods ended June 30, 2017, $2,972 of offering costs were incurred, 50% of which were paid by the Investment Adviser.
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
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely than not” to be sustained by the applicable tax authority. All penalties and interest associated with income taxes, if any, are included in income tax expense. The SPVs and the 2015-1 Issuer are disregarded entities for tax purposes and are consolidated with the tax return of the Company. For the three month and six month periods ended June 30, 2018, the Company incurred $30 and $40, respectively, in excise tax expense. For the three month and six month periods ended June 30, 2017, the Company incurred $0 and $169, respectively, in excise tax expense.
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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of June 30, 2018 and December 31, 2017.
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

•
Level 3—inputs to the valuation methodology are unobservable and significant to overall fair value measurement. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments that are in this category generally include investments in privately-held entities and certain over-the-counter derivatives where the fair value is based on unobservable inputs.

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
Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the three month and six month periods ended June 30, 2018 and 2017, there were no transfers between levels.
The following tables summarize the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of June 30, 2018 and December 31, 2017:

	June 30, 2018
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$1,555,528	$1,555,528
Second Lien Debt	—	—	160,905	160,905
Equity Investments	—	—	22,354	22,354
Investment Fund
Mezzanine Loan	—	—	114,000	114,000
Subtotal	$—	$—	$1,852,787	$1,852,787
Investments measured at net asset value (1)				94,005
Total				$1,946,792

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$1,531,276	$1,531,276
Second Lien Debt	—	—	246,233	246,233
Equity Investments	—	—	17,506	17,506
Investment Fund
Mezzanine Loan	—	—	85,750	85,750
Subtotal	$—	$—	$1,880,765	$1,880,765
Investments measured at net asset value (1)				86,766
Total				$1,967,531

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

The changes in the Company’s investments at fair value for which the Company has used Level 3 inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level 3 investments still held are as follows:

	Financial Assets For the three month period ended June 30, 2018
	First Lien Debt	Second Lien Debt	Equity Investments	Investment Fund - Mezzanine Loan	Total
Balance, beginning of period	$1,475,874	$217,707	$18,812	$107,600	$1,819,993
Purchases	237,592	9,098	3,953	25,300	275,943
Sales	(40,077)	—	(2,775)	—	(42,852)
Paydowns	(104,997)	(66,675)	—	(18,900)	(190,572)
Accretion of discount	2,422	1,496	—	—	3,918
Net realized gains (losses)	—	—	1,775	—	1,775
Net change in unrealized appreciation (depreciation)	(15,286)	(721)	589	—	(15,418)
Balance, end of period	$1,555,528	$160,905	$22,354	$114,000	$1,852,787
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held as of June 30, 2018 included in net change in unrealized appreciation (depreciation) on investments on the Consolidated Statements of Operations	$(14,619)	$1,105	$1,188	$—	$(12,326)

	Financial Assets For the six month period ended June 30, 2018
	First Lien Debt	Second Lien Debt	Equity Investments	Investment Fund - Mezzanine Loan	Total
Balance, beginning of period	$1,531,276	$246,233	$17,506	$85,750	$1,880,765
Purchases	303,849	34,092	4,453	47,150	389,544
Sales	(61,037)	(3,960)	(2,775)	—	(67,772)
Paydowns	(202,107)	(116,667)	—	(18,900)	(337,674)
Accretion of discount	3,949	2,359	—	—	6,308
Net realized gains (losses)	(131)	2	1,775	—	1,646
Net change in unrealized appreciation (depreciation)	(20,271)	(1,154)	1,395	—	(20,030)
Balance, end of period	$1,555,528	$160,905	$22,354	$114,000	$1,852,787
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held as of June 30, 2018 included in net change in unrealized appreciation (depreciation) on investments on the Consolidated Statements of Operations	$(20,493)	$(1,893)	$1,172	$—	$(21,214)

	Financial Assets For the three month period ended June 30, 2017
	First Lien Debt	Second Lien Debt	Structured Finance Obligations	Equity Investments	Investment Fund - Mezzanine Loan	Total
Balance, beginning of period	$1,085,554	$161,643	$2,776	$8,451	$86,044	$1,344,468
Purchases	439,832	95,278	—	2,256	38,500	575,866
Sales	(103,969)	—	—	—	—	(103,969)
Paydowns	(146,949)	(7,393)	(231)	—	(11,444)	(166,017)
Accretion of discount	2,848	147	—	—	—	2,995
Net realized gains (losses)	(299)	—	97	—	—	(202)
Net change in unrealized appreciation (depreciation)	(6,939)	1,090	(45)	15	—	(5,879)
Balance, end of period	$1,270,078	$250,765	$2,597	$10,722	$113,100	$1,647,262
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held as of June 30, 2017 included in net change in unrealized appreciation (depreciation) on investments on the Consolidated Statements of Operations	$(5,197)	$1,089	$127	$15	$—	$(3,966)

	Financial Assets For the six month period ended June 30, 2017
	First Lien Debt	Second Lien Debt	Structured Finance Obligations	Equity Investments	Investment Fund - Mezzanine Loan	Total
Balance, beginning of period	$1,139,548	$171,864	$5,216	$6,474	$62,384	$1,385,486
Purchases	532,625	97,060	—	3,756	84,160	717,601
Sales	(128,692)	(2,978)	—	—	—	(131,670)
Paydowns	(267,821)	(17,393)	(2,749)	—	(33,444)	(321,407)
Accretion of discount	6,273	298	—	—	—	6,571
Net realized gains (losses)	(7,851)	(3)	(42)	—	—	(7,896)
Net change in unrealized appreciation (depreciation)	(4,004)	1,917	172	492	—	(1,423)
Balance, end of period	$1,270,078	$250,765	$2,597	$10,722	$113,100	$1,647,262
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held as of June 30, 2017 included in net change in unrealized appreciation (depreciation) on investments on the Consolidated Statements of Operations	$(8,669)	$2,037	$127	$492	$—	$(6,013)
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
The following tables summarize the quantitative information related to the significant unobservable inputs for Level 3 instruments which are carried at fair value as of June 30, 2018 and December 31, 2017:

	Fair Value as of June 30, 2018	Valuation Techniques	Significant Unobservable Inputs	Range
				Low	High	Weighted Average
Investments in First Lien Debt	$1,384,659	Discounted Cash Flow	Discount Rate	5.74%	20.65%	9.68%
	157,760	Consensus Pricing	Indicative Quotes	97.13	101.00	99.63
	13,109	Income Approach	Discount Rate	14.76%	24.49%	17.08%
		Market Approach	Comparable Multiple	4.55x	7.67x	6.93x
Total First Lien Debt	1,555,528
Investments in Second Lien Debt	158,325	Discounted Cash Flow	Discount Rate	9.01%	14.56%	10.87%
	2,580	Consensus Pricing	Indicative Quotes	100.25	100.25	100.25
Total Second Lien Debt	160,905
Investments in Equity	22,354	Income Approach	Discount Rate	8.08%	11.26%	9.08%
		Market Approach	Comparable Multiple	7.24x	14.70x	10.24x
Total Equity Investments	22,354
Investments in Investment Fund—Mezzanine Loan	114,000	Income Approach	Repayment Rate	100.00%	100.00%	100.00%
Total Investment Fund—Mezzanine Loan	114,000
Total Level 3 Investments	$1,852,787

	Fair Value as of December 31, 2017	Valuation Techniques	Significant Unobservable Inputs	Range
				Low	High	Weighted Average
Investments in First Lien Debt	$1,369,558	Discounted Cash Flow	Discount Rate	4.85%	17.40%	8.18%
	142,231	Consensus Pricing	Indicative Quotes	59.17	100.83	95.93
	19,487	Income Approach	Discount Rate	9.78%	9.78%	9.78%
		Market Approach	Comparable Multiple	8.33x	8.33x	8.33x
Total First Lien Debt	1,531,276
Investments in Second Lien Debt	211,365	Discounted Cash Flow	Discount Rate	7.61%	18.26%	9.43%
	34,868	Consensus Pricing	Indicative Quotes	96.83	100.58	99.23
Total Second Lien Debt	246,233
Investments in Equity	17,506	Income Approach	Discount Rate	7.60%	10.61%	8.81%
		Market Approach	Comparable Multiple	7.80x	14.69x	10.41x
Total Equity Investments	17,506
Investments in Investment Fund—Mezzanine Loan	85,750	Income Approach	Repayment Rate	100.00%	100.00%	100.00%
Total Investment Fund—Mezzanine Loan	85,750
Total Level 3 Investments	$1,880,765
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
Financial instruments disclosed but not carried at fair value
The following table presents the carrying value and fair value of the Company’s secured borrowings disclosed but not carried at fair value as of June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured borrowings	$585,105	$585,105	$562,893	$562,893
Total	$585,105	$585,105	$562,893	$562,893
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
The following table represents the carrying values (before debt issuance costs) and fair values of the Company’s 2015-1 Notes disclosed but not carried at fair value as of June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Aaa/AAA Class A-1A Notes	$160,000	$160,000	$160,000	$160,064
Aaa/AAA Class A-1B Notes	40,000	40,000	40,000	40,020
Aaa/AAA Class A-1C Notes	27,000	27,000	27,000	27,014
Aa2 Class A-2 Notes	46,000	46,000	46,000	46,027
Total	$273,000	$273,000	$273,000	$273,125
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

For the three month and six month periods ended June 30, 2018, base management fees were $7,266 and $14,488, respectively, incentive fees related to pre-incentive fee net investment income were $5,984 and $11,314, respectively, and there were no incentive fees related to realized capital gains. For the three month and six month periods ended June 30, 2017, base management fees were $3,771 and $7,188 (net of waiver of $1,886 and $3,594, respectively), incentive fees related to pre-incentive fee net investment income were $5,361 and $10,138, respectively, and there were no incentive fees related to realized capital gains. For the three month and six month periods ended June 30, 2018 and 2017, there were no accrued capital gains incentive fees based upon the cumulative net realized and unrealized appreciation (depreciation) from inception through June 30, 2018 and 2017, respectively, as computed in accordance with the Investment Advisory Agreement. The accrual for any capital gains incentive fee under US GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual.
As of June 30, 2018 and December 31, 2017, $13,252 and $13,098, respectively, were included in base management and incentive fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
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
For the three month and six month periods ended June 30, 2018, the Company incurred $185 and $371, respectively, and for the three month and six month periods ended June 30, 2017, the Company incurred $165 and $338, respectively, in fees under the Administrative Agreement, which were included in administrative service fees in the accompanying Consolidated Statements of Operations. As of June 30, 2018 and December 31, 2017, $113 and $95, respectively, was unpaid and included in administrative service fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
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
For the three month and six month periods ended June 30, 2018, fees incurred in connection with the State Street Sub-Administration Agreement, which amounted to $189 and $381, respectively, were included in other general and administrative in the accompanying Consolidated Statements of Operations. For the three month and six month periods ended June 30, 2017, fees incurred in connection with the State Street Sub-Administration Agreement, which amounted to $162 and $322, respectively, were included in other general and administrative in the accompanying Consolidated Statements of Operations. As of June 30, 2018 and December 31, 2017, $192 and $196, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.
Board of Directors
The Company’s Board of Directors currently consists of five members, three of whom are Independent Directors. On April 3, 2013, the Board of Directors established an Audit Committee consisting of its Independent Directors. The Board of Directors also established a Nominating and Governance Committee of the Board of Directors and a Compensation Committee of the Board of Directors and may establish additional committees in the future. For the three month and six month periods ended June 30, 2018, the Company incurred $93 and $191, respectively, and for the three month and six month periods ended June 30, 2017, the Company incurred $131 and $234, respectively, in fees and expenses associated with its Independent Directors' services on the Company's Board of Directors and the Audit Committee. As of June 30, 2018 and December 31, 2017, $0 and $3, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.

Transactions with Credit Fund
For the three month and six month periods ended June 30, 2018, the Company sold 2 and 3 investments, respectively, to Credit Fund for proceeds of $40,377 and $55,302, respectively, and realized gains of $0. For the three month and six month periods ended June 30, 2017, the Company sold 13 and 16 investments, respectively, to Credit Fund for proceeds of $82,578 and $113,321, respectively, and realized gains of $13 and $190, respectively. See Note 5, Middle Market Credit Fund, LLC, for further information about Credit Fund.
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
Selected Financial Data
Since inception of Credit Fund and through June 30, 2018 and December 31, 2017, the Company and Credit Partners each made capital contributions of $1 and $1 in members’ equity, respectively, and $94,500 and $86,500 in subordinated loans, respectively, to Credit Fund. As of June 30, 2018 and December 31, 2017, Credit Fund had borrowings of $114,000 and $85,750, respectively, in mezzanine loans under a revolving credit facility with the Company (the “Credit Fund Facility”). As of June 30, 2018 and December 31, 2017, Credit Fund had total subordinated loans and members’ equity outstanding of $188,010 and $173,532, respectively. As of June 30, 2018 and December 31, 2017, the Company’s ownership interest in such subordinated loans and members’ equity was $94,005 and $86,766, respectively, and in such mezzanine loans was $114,000 and $85,750, respectively.
As of June 30, 2018 and December 31, 2017, Credit Fund held cash and cash equivalents totaling $50,152 and $19,502, respectively.
As of June 30, 2018 and December 31, 2017, Credit Fund had total investments at fair value of $1,136,216 and $984,773, respectively, which comprised of first lien senior secured loans and second lien senior secured loans to 58 and 51 portfolio companies, respectively. As of June 30, 2018 and December 31, 2017, no loans in Credit Fund’s portfolio were on non-accrual status or contained PIK provisions. All investments in the portfolio were floating rate debt investments with an interest rate floors. The portfolio companies in Credit Fund are U.S. middle market companies in industries similar to those in which the

Company may invest directly. Additionally, as of June 30, 2018 and December 31, 2017, Credit Fund had commitments to fund various undrawn revolving and delayed draw senior secured loans to its portfolio companies totaling $123,950 and $72,458, respectively.
Below is a summary of Credit Fund’s portfolio, followed by a listing of the loans in Credit Fund’s portfolio as of June 30, 2018 and December 31, 2017:

	As of June 30, 2018	As of December 31, 2017
Senior secured loans (1)	$1,145,556	$993,380
Weighted average yields of senior secured loans based on amortized cost (2)	7.12%	6.80%
Weighted average yields of senior secured loans based on fair value (2)	7.12%	6.79%
Number of portfolio companies in Credit Fund	58	51
Average amount per portfolio company (1)	$19,751	$19,478

(1)	At par/principal amount.

(2)
Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of June 30, 2018 and December 31, 2017. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.

Consolidated Schedule of Investments as of June 30, 2018
Investments (1)	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
First Lien Debt (99.47% of fair value)
Acrisure, LLC (2) (3) (4)	Banking, Finance, Insurance & Real Estate	L + 4.25%	6.61%	11/22/2023	$20,991	$20,945	$20,991
Acrisure, LLC (2) (3) (4)	Banking, Finance, Insurance & Real Estate	L + 3.75%	6.11%	11/22/2023	12,000	11,984	12,017
Advanced Instruments, LLC (2) (3) (4) (7) (10) (11)	Healthcare & Pharmaceuticals	L + 5.25%	7.25%	10/31/2022	11,850	11,744	11,778
Ahead, LLC (2) (3) (4) (7) (10)	High Tech Industries	L + 4.50%	6.59%	6/29/2023	15,790	15,688	15,781
Alpha Packaging Holdings, Inc. (2) (3) (4) (11)	Containers, Packaging & Glass	L + 4.25%	6.58%	5/12/2020	16,947	16,908	16,947
AM Conservation Holding Corporation (2) (3) (4) (11)	Energy: Electricity	L + 4.50%	6.82%	10/31/2022	38,505	38,249	38,497
AQA Acquisition Holding, Inc. (2) (3) (4) (7) (10) (11)	High Tech Industries	L + 4.25%	6.58%	5/24/2023	27,266	27,158	27,266
Big Ass Fans, LLC (2) (3) (4) (11)	Capital Equipment	L + 3.75%	6.08%	5/21/2024	7,960	7,923	7,970
Borchers, Inc. (2) (3) (4) (7) (10) (11)	Chemicals, Plastics & Rubber	L + 4.50%	6.83%	11/1/2024	15,669	15,608	15,648
Brooks Equipment Company, LLC (2) (3) (4) (11)	Construction & Building	L + 5.00%	7.31%	8/29/2020	6,712	6,700	6,711
Clearent Newco, LLC (2) (3) (4) (7) (10)	High Tech Industries	L + 4.00%	6.08%	3/20/2024	22,428	22,016	22,215
DBI Holding LLC (2) (3) (4) (7) (11)	Transportation: Cargo	L + 5.25%	7.36%	8/1/2021	34,668	34,406	34,082
DecoPac, Inc. (2) (3) (4) (7) (10) (11)	Non-durable Consumer Goods	L + 4.25%	6.55%	9/29/2024	12,965	12,828	12,965
Dent Wizard International Corporation (2) (3) (4)	Automotive	L + 4.00%	6.1%	4/7/2020	24,379	24,282	24,325
DTI Holdco, Inc. (2) (3) (4) (11)	High Tech Industries	L + 4.75%	6.84%	9/30/2023	19,178	19,020	19,084
EIP Merger Sub, LLC (Evolve IP) (2) (3) (4) (8) (11)	Telecommunications	L + 5.75%	7.84%	6/7/2022	22,509	22,025	22,156
EIP Merger Sub, LLC (Evolve IP) (2) (3) (9) (11)	Telecommunications	L + 5.75%	7.84%	6/7/2022	1,500	1,465	1,480
Empower Payments Acquisitions, Inc. (2) (3) (4) (11)	Media: Advertising, Printing & Publishing	L + 4.50%	6.83%	11/30/2023	17,238	16,949	17,062
Exactech, Inc. (2) (3) (4)	Healthcare & Pharmaceuticals	L + 3.75%	5.84%	2/14/2025	12,968	12,911	13,040
Executive Consulting Group, LLC, Inc. (2) (3) (4) (10)	Business Services	L + 4.50%	6.59%	6/20/2024	15,395	15,217	15,327
Golden West Packaging Group LLC (2) (3) (4) (11)	Containers, Packaging & Glass	L + 5.25%	7.34%	6/20/2023	31,078	30,849	31,026
HMT Holding Inc. (2) (3) (4) (7) (10) (11)	Energy: Oil & Gas	L + 4.50%	6.59%	11/17/2023	36,374	35,739	36,374
J.S. Held LLC (2) (3) (4) (7) (10) (11)	Banking, Finance, Insurance & Real Estate	L + 5.25%	7.58%	9/27/2023	19,320	19,137	19,320
Jensen Hughes, Inc. (2) (3) (4) (7) (10) (11)	Utilities: Electric	L + 4.50%	6.59%	3/22/2024	25,536	25,344	25,653
Kestra Financial, Inc. (2) (3) (4) (11)	Banking, Finance, Insurance & Real Estate	L + 4.50%	6.8%	6/24/2022	21,847	21,625	21,809
MAG DS Corp. (2) (4) (7) (10)	Aerospace & Defense	L + 4.75%	5.84%	6/6/2025	20,000	19,782	19,932
Mold-Rite Plastics, LLC (2) (3) (4)	Chemicals, Plastics & Rubber	L + 4.50%	6.83%	12/14/2021	14,925	14,996	14,925
MSHC, Inc. (2) (3) (4) (7) (10) (11)	Construction & Building	L + 4.25%	6.58%	7/31/2023	14,790	14,746	14,784
North American Dental Management, LLC (2) (3) (4) (7) (10) (11)	Healthcare & Pharmaceuticals	L + 5.00%	7.09%	7/7/2023	29,228	28,539	29,036
North Haven CA Holdings, Inc. (CoAdvantage) (2) (3) (4) (7) (10) (11)	Business Services	L + 4.50%	6.83%	10/2/2023	28,670	28,359	28,670

Consolidated Schedule of Investments as of June 30, 2018
Investments (1)	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
Odyssey Logistics & Technology Corporation (2) (3) (4) (11)	Transportation: Cargo	L + 3.75%	5.84%	10/12/2024	$19,900	$19,809	$19,900
Output Services Group (2) (3) (4) (7) (10)	Media: Advertising, Printing & Publishing	L + 4.25%	6.34%	3/26/2024	12,405	12,333	12,430
PAI Holdco, Inc. (Parts Authority) (2) (3) (4) (7) (10) (11)	Automotive	L + 4.25%	6.58%	1/5/2025	16,523	16,426	16,499
Paradigm Acquisition Corp. (2) (3) (4) (11)	Business Services	L + 4.25%	6.7%	10/12/2024	23,383	23,329	23,383
Park Place Technologies, Inc. (2) (3) (4)	High Tech Industries	L + 4.00%	6.09%	3/29/2025	15,000	14,926	15,002
Pasternack Enterprises, Inc. (Infinite RF) (2) (3) (4)	Capital Equipment	L + 5.00%	7.09%	5/27/2022	20,126	20,040	20,126
Pharmalogic Holdings Corp. (2) (3) (4) (10)	Healthcare & Pharmaceuticals	L + 4.00%	6.09%	6/11/2023	7,052	7,028	7,052
Ping Identity Corporation (2) (3) (4)	High Tech Industries	L + 3.75%	5.84%	1/25/2025	5,000	4,981	5,006
Premier Senior Marketing, LLC (2) (3) (4) (11)	Banking, Finance, Insurance & Real Estate	L + 5.00%	7.09%	7/1/2022	15,753	15,650	15,700
Propel Insurance Agency, LLC (2) (3) (4) (7) (10)	Banking, Finance, Insurance & Real Estate	L + 4.50%	6.59%	6/1/2024	21,190	20,596	20,827
PSI Services LLC (2) (3) (4) (7) (10) (11)	Business Services	L + 5.00%	7.09%	1/20/2023	30,070	29,574	29,758
Q Holding Company (2) (3) (4) (11)	Automotive	L + 5.00%	7.09%	12/18/2021	17,188	17,141	17,159
QW Holding Corporation (Quala) (2) (3) (4) (7) (10) (11)	Environmental Industries	L + 6.75%	8.73%	8/31/2022	9,754	9,323	9,290
Radiology Partners, Inc. (2) (3) (4) (7) (10)	Healthcare & Pharmaceuticals	L + 5.75%	7.84%	12/4/2023	29,035	28,755	29,633
Restaurant Technologies, Inc. (2) (3) (4) (11)	Retail	L + 4.75%	7.07%	11/23/2022	17,281	17,156	17,281
Situs Group Holdings Corporation (2) (3) (4)	Banking, Finance, Insurance & Real Estate	L + 4.50%	6.59%	2/26/2023	11,970	11,955	11,980
Sovos Brands Intermediate, Inc. (2) (3) (4) (7) (10) (11)	Beverage, Food & Tobacco	L + 4.50%	6.67%	7/18/2024	21,459	21,315	20,817
Superion, LLC (fka Ramundsen Public Sector, LLC) (2) (3) (4) (11)	Sovereign & Public Finance	L + 4.25%	6.34%	2/1/2024	3,950	3,934	3,941
Surgical Information Systems, LLC (2) (3) (4) (9) (11)	High Tech Industries	L + 4.85%	6.94%	4/24/2023	27,708	27,475	27,608
Systems Maintenance Services Holding, Inc. (2) (3) (4) (11)	High Tech Industries	L + 5.00%	7.09%	10/28/2023	24,133	24,009	19,065
T2 Systems Canada, Inc. (2) (3) (4)	Transportation: Consumer	L + 6.75%	8.84%	9/28/2022	2,659	2,608	2,664
T2 Systems, Inc. (2) (3) (4) (7) (10) (11)	Transportation: Consumer	L + 6.75%	8.84%	9/28/2022	15,852	15,532	15,880
The Original Cakerie, Ltd. (Canada) (2) (3) (4) (7) (10)	Beverage, Food & Tobacco	L + 4.50%	6.56%	7/20/2022	6,773	6,725	6,760
The Original Cakerie, Co. (Canada) (2) (3) (4) (11)	Beverage, Food & Tobacco	L + 5.00%	7.09%	7/20/2022	9,087	9,029	9,075
ThoughtWorks, Inc. (2) (3) (4) (7) (10) (11)	Business Services	L + 4.00%	6.09%	10/12/2024	10,286	10,249	10,342
U.S. Acute Care Solutions, LLC (2) (3) (4) (11)	Healthcare & Pharmaceuticals	L + 5.00%	7.09%	5/15/2021	31,748	31,554	31,214
U.S. TelePacific Holdings Corp. (2) (3) (4) (11)	Telecommunications	L + 5.00%	7.33%	5/2/2023	28,668	28,416	28,232
Upstream Intermediate, LLC (2) (3) (4) (7) (10)	Healthcare & Pharmaceuticals	L + 4.50%	6.55%	1/3/2024	18,803	18,710	18,803
Valicor Environmental Services, LLC (2) (3) (4) (7) (10) (11)	Environmental Industries	L + 5.00%	7.05%	6/1/2023	26,781	26,348	26,721
WIRB - Copernicus Group, Inc. (2) (3) (4) (7) (10) (11)	Healthcare & Pharmaceuticals	L + 4.25%	6.34%	8/12/2022	16,559	16,450	16,444
WRE Holding Corp. (2) (3) (4) (7) (10) (11)	Environmental Industries	L + 4.75%	6.84%	1/3/2023	7,188	7,105	7,096

Consolidated Schedule of Investments as of June 30, 2018
Investments (1)	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
Zywave, Inc. (2) (3) (4) (7) (10) (11)	High Tech Industries	L + 5.00%	7.34%	11/17/2022	$17,536	$17,386	$17,536
First Lien Debt Total						$1,129,009	$1,130,095
Second Lien Debt (0.53% of fair value)
Paradigm Acquisition Corp. (2) (3) (11)	Business Services	L + 8.50%	10.97%	10/12/2025	$4,800	$4,755	$4,860
Superion, LLC (fka Ramundsen Public Sector, LLC) (2) (3) (11)	Sovereign & Public Finance	L + 8.50%	10.59%	2/1/2025	200	198	200
Zywave, Inc. (2) (3) (11)	High Tech Industries	L + 9.00%	11.33%	11/17/2023	1,050	1,037	1,061
Second Lien Debt Total						$5,990	$6,121
Total Investments						$1,134,999	$1,136,216

(1)
Unless otherwise indicated, issuers of investments held by Credit Fund are domiciled in the United States. As of June 30, 2018, the geographical composition of investments as a percentage of fair value was 1.39% in Canada and 98.61% in the United States. Certain portfolio company investments are subject to contractual restrictions on sales.

(2)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, Credit Fund has indicated the reference rate used and provided the spread and the interest rate in effect as of June 30, 2018. As of June 30, 2018, the reference rates for Credit Fund’s variable rate loans were the 30-day LIBOR at 2.09%, the 90-day LIBOR at 2.34% and the 180-day LIBOR at 2.50%.

(3)	Loan includes interest rate floor feature, which is generally 1.00%.

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

(10)	As of June 30, 2018, Credit Fund had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

First Lien Debt—unfunded delayed draw and revolving term loans commitments	Type	Unused Fee	Par/ Principal Amount	Fair Value
Advanced Instruments, LLC	Revolver	0.50%	$1,333	$(7)
Ahead, LLC	Revolver	0.50	4,211	(2)
AQA Acquisition Holding, Inc.	Revolver	0.50	2,459	—
Borchers, Inc.	Revolver	0.50	1,936	(2)
Clearent Newco, LLC	Delayed Draw	1.00	6,000	(43)
Clearent Newco, LLC	Revolver	0.50	1,520	(11)
DecoPac, Inc.	Revolver	0.50	1,907	—
Executive Consulting Group, LLC.	Revolver	0.50	2,368	(9)
HMT Holding Inc.	Revolver	0.50	3,457	—
J.S. Held LLC	Delayed Draw	1.00	1,044	—
Jensen Hughes, Inc.	Delayed Draw	1.00	3,143	12
Jensen Hughes, Inc.	Revolver	0.50	1,636	6
MAG DS Corp.	Revolver	0.50	5,000	(14)
MSHC, Inc.	Delayed Draw	—	15,185	(3)
North American Dental Management, LLC	Delayed Draw	1.00	7,980	(38)
North American Dental Management, LLC	Revolver	0.50	2,727	(13)
North Haven CA Holdings, Inc. (CoAdvantage)	Revolver	0.50	6,114	—
Output Services Group	Delayed Draw	4.25	2,564	4
PAI Holdco, Inc. (Parts Authority)	Delayed Draw	1.00	3,286	(4)
Pharmalogic Holdings Corp.	Revolver	0.50	2,947	—
Propel Insurance Agency, LLC	Delayed Draw	0.50	7,143	(86)
Propel Insurance Agency, LLC	Revolver	0.50	1,667	(20)
PSI Services LLC	Revolver	0.50	754	(8)
QW Holding Corporation (Quala)	Delayed Draw	1.00	7,515	(153)
QW Holding Corporation (Quala)	Revolver	0.50	5,498	(112)
Radiology Partners, Inc.	Revolver	0.50	841	17
Sovos Brands Intermediate, Inc.	Revolver	0.50	3,378	(88)
T2 Systems, Inc.	Revolver	0.50	1,173	2
The Original Cakerie, Ltd. (Canada)	Revolver	0.50	1,365	(2)
ThoughtWorks, Inc.	Delayed Draw	2.00	1,714	8
Upstream Intermediate, LLC	Revolver	0.50	1,151	—
Valicor Environmental Services, LLC	Revolver	0.50	2,838	(6)
WIRB - Copernicus Group, Inc.	Delayed Draw	1.00	7,200	(33)
WIRB - Copernicus Group, Inc.	Revolver	0.50	1,000	(5)
WRE Holding Corp.	Delayed Draw	1.06	2,336	(22)
WRE Holding Corp.	Revolver	0.50	412	(4)
Zywave, Inc.	Revolver	0.50	1,148	—
Total unfunded commitments			$123,950	$(636)

(11)
Denotes that all or a portion of the assets are owned by the 2017-1 Issuer and secure the notes issued in connection with a $399,900 term debt securitization completed by Credit Fund on December 19, 2017 (the “2017-1 Debt Securitization”). Accordingly, such assets are not available to creditors of Credit Fund or Credit Fund Sub.

Consolidated Schedule of Investments as of December 31, 2017
Investments (1)	Industry	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
First Lien Debt (99.39% of fair value)
Acrisure, LLC (2)(3)(4)(11)	Banking, Finance, Insurance & Real Estate	L + 4.25% (1.00% Floor)	11/22/2023	$21,097	$21,055	$21,291
Advanced Instruments, LLC (2)(3)(4)(7)(10)(11)(13)	Healthcare & Pharmaceuticals	L + 5.25% (1.00% Floor)	10/31/2022	11,910	11,793	11,910
Alpha Packaging Holdings, Inc. (2)(3)(4)(13)	Containers, Packaging & Glass	L + 4.25% (1.00% Floor)	5/12/2020	16,860	16,812	16,860
AM Conservation Holding Corporation (2)(3)(4)(13)	Energy: Electricity	L + 4.50% (1.00% Floor)	10/31/2022	38,700	38,433	38,553
AMS Finco, S.A.R.L. (Alexander Mann Solutions) (United Kingdom) (2)(3)(4)(11)(13)	Business Services	L + 5.50% (1.00% Floor)	5/26/2024	24,875	24,646	24,875
Anaren, Inc. (2)(3)(4)	Telecommunications	L + 4.50% (1.00% Floor)	2/18/2021	9,993	9,971	9,993
AQA Acquisition Holding, Inc. (2)(3)(4)(7)(10)(13)	High Tech Industries	L + 4.50% (1.00% Floor)	5/24/2023	27,403	27,288	27,403
Big Ass Fans, LLC (2)(3)(4)(13)	Capital Equipment	L + 4.25% (1.00% Floor)	5/21/2024	8,000	7,964	8,010
Borchers, Inc. (2)(3)(4)(7)(10)(13)	Chemicals, Plastics & Rubber	L + 4.50% (1.00% Floor)	11/1/2024	15,748	15,694	15,665
Brooks Equipment Company, LLC (2)(3)(4)(13)	Construction & Building	L + 5.00% (1.00% Floor)	8/29/2020	7,061	7,045	7,061
DBI Holding LLC (2)(3)(4)(11)(13)	Transportation: Cargo	L + 5.25% (1.00% Floor)	8/1/2021	19,800	19,659	19,833
DecoPac, Inc. (2)(3)(4)(7)(10)(13)	Non-durable Consumer Goods	L + 4.25% (1.00% Floor)	9/29/2024	13,414	13,270	13,415
Dent Wizard International Corporation (2)(3)(4)(11)	Automotive	L + 4.75% (1.00% Floor)	4/7/2020	24,502	24,382	24,475
DTI Holdco, Inc. (2)(3)(4)(11)(13)	High Tech Industries	L + 5.25% (1.00% Floor)	9/30/2023	19,750	19,575	19,663
EIP Merger Sub, LLC (Evolve IP) (2)(3)(4)(8)(11)(13)	Telecommunications	L + 6.25% (1.00% Floor)	6/7/2022	22,663	22,127	22,153
EIP Merger Sub, LLC (Evolve IP) (2)(3)(9)(11)(13)	Telecommunications	L + 6.25% (1.00% Floor)	6/7/2022	1,500	1,462	1,470
Empower Payments Acquisitions, Inc. (2)(3)(4)(13)	Media: Advertising, Printing & Publishing	L + 5.50% (1.00% Floor)	11/30/2023	17,325	17,018	17,325
FCX Holdings Corp. (2)(3)(4)(11)	Capital Equipment	L + 4.50% (1.00% Floor)	8/4/2020	18,491	18,438	18,512
Golden West Packaging Group LLC (2)(3)(4)(11)(13)	Containers, Packaging & Glass	L + 5.25% (1.00% Floor)	6/20/2023	20,895	20,709	20,895
HMT Holding Inc. (2)(3)(4)(7)(10)(13)	Energy: Oil & Gas	L + 4.50% (1.00% Floor)	11/17/2023	35,062	34,387	34,709
J.S. Held LLC (2)(3)(4)(7)(10)(13)	Banking, Finance, Insurance & Real Estate	L + 5.50% (1.00% Floor)	9/27/2023	18,204	18,018	18,144
Jensen Hughes, Inc. (2)(3)(4)(7)(10)(11)(13)	Utilities: Electric	L + 5.00% (1.00% Floor)	12/4/2021	20,963	20,784	20,963
Kestra Financial, Inc. (2)(3)(4)(13)	Banking, Finance, Insurance & Real Estate	L + 5.25% (1.00% Floor)	6/24/2022	17,206	17,009	17,203
Mold-Rite Plastics, LLC (2)(3)(4)(11)	Chemicals, Plastics & Rubber	L + 4.50% (1.00% Floor)	12/14/2021	15,000	14,946	14,993
MSHC, Inc. (2)(3)(4)(13)	Construction & Building	L + 4.25% (1.00% Floor)	7/31/2023	10,000	9,957	10,032
North American Dental Management, LLC (2)(3)(4)(7)(10)(11)(13)	Healthcare & Pharmaceuticals	L + 5.00% (1.00% Floor)	7/7/2023	23,978	23,157	23,577
North Haven CA Holdings, Inc. (CoAdvantage) (2)(3)(4)(7)(10)(13)	Business Services	L + 4.50% (1.00% Floor)	10/2/2023	31,565	31,237	31,436
Odyssey Logistics & Technology Corporation (2)(3)(4)(11)(13)	Transportation: Cargo	L + 4.25% (1.00% Floor)	10/12/2024	20,000	19,906	19,998
PAI Holdco, Inc. (Parts Authority) (2)(3)(4)(7)(10)(11)(13)	Automotive	L + 4.75% (1.00% Floor)	12/30/2022	16,564	16,459	16,515
Paradigm Acquisition Corp. (2)(3)(4)(13)	Business Services	L + 4.25% (1.00% Floor)	10/12/2024	23,500	23,445	23,554

Consolidated Schedule of Investments as of December 31, 2017
Investments (1)	Industry	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
Pasternack Enterprises, Inc. (Infinite RF) (2)(3)(4)(11)	Capital Equipment	L + 5.00% (1.00% Floor)	5/27/2022	$20,228	$20,134	$20,174
Premier Senior Marketing, LLC (2)(3)(4)(11)(13)	Banking, Finance, Insurance & Real Estate	L + 5.00% (1.00% Floor)	7/1/2022	11,675	11,606	11,628
PSI Services LLC (2)(3)(4)(7)(10)(11)(13)	Business Services	L + 5.00% (1.00% Floor)	1/20/2023	30,676	30,171	30,082
Q Holding Company (2)(3)(4)(13)	Automotive	L + 5.00% (1.00% Floor)	12/18/2021	17,277	17,227	17,277
QW Holding Corporation (Quala) (2)(3)(4)(7)(10)(11)(13)	Environmental Industries	L + 6.75% (1.00% Floor)	8/31/2022	11,453	10,879	10,933
Radiology Partners, Inc. (2)(3)(4)(7)(10)(12)	Healthcare & Pharmaceuticals	L + 5.75% (1.00% Floor)	12/4/2023	25,793	25,494	25,642
Restaurant Technologies, Inc. (2)(3)(4)(11)(13)	Retail	L + 4.75% (1.00% Floor)	11/23/2022	17,369	17,241	17,219
Sovos Brands Intermediate, Inc. (2)(3)(4)(7)(10)(13)	Beverage, Food & Tobacco	L + 4.50% (1.00% Floor)	7/18/2024	21,568	21,419	21,633
Superion (fka Ramundsen Public Sector, LLC) (2)(3)(4)(13)	Sovereign & Public Finance	L + 4.25% (1.00% Floor)	2/1/2024	3,970	3,955	4,000
Surgical Information Systems, LLC (2)(3)(4)(9)(11)(13)	High Tech Industries	L + 5.00% (1.00% Floor)	4/24/2023	30,000	29,728	30,075
Systems Maintenance Services Holding, Inc. (2)(3)(4)(11)(13)	High Tech Industries	L + 5.00% (1.00% Floor)	10/28/2023	24,255	24,126	20,617
T2 Systems Canada, Inc. (2)(3)(4)	Transportation: Consumer	L + 6.75% (1.00% Floor)	9/28/2022	2,673	2,617	2,634
T2 Systems, Inc. (2)(3)(4)(7)(10)(13)	Transportation: Consumer	L + 6.75% (1.00% Floor)	9/28/2022	15,929	15,577	15,679
Teaching Strategies, LLC (2)(3)(4)(7)(10)(11)(13)	Media: Advertising, Printing & Publishing	L + 4.75% (1.00% Floor)	2/27/2023	17,964	17,803	17,952
The Original Cakerie, Ltd. (Canada) (2)(3)(4)(7)(10)(11)	Beverage, Food & Tobacco	L + 5.00% (1.00% Floor)	7/20/2021	6,939	6,879	6,922
The Original Cakerie, Co. (Canada) (2)(3)(11)(13)	Beverage, Food & Tobacco	L + 5.50% (1.00% Floor)	7/20/2021	3,585	3,572	3,579
ThoughtWorks, Inc. (2)(3)(11)(13)	Business Services	L + 4.50% (1.00% Floor)	10/12/2024	8,000	7,980	8,032
U.S. Acute Care Solutions, LLC (2)(3)(4)(13)	Healthcare & Pharmaceuticals	L + 5.00% (1.00% Floor)	5/15/2021	32,030	31,808	31,537
U.S. TelePacific Holdings Corp. (2)(3)(4)(13)	Telecommunications	L + 5.00% (1.00% Floor)	5/2/2023	29,850	29,566	28,581
Valicor Environmental Services, LLC (2)(3)(4)(7)(10)(11)(13)	Environmental Industries	L + 5.00% (1.00% Floor)	6/1/2023	27,047	26,576	26,984
WIRB - Copernicus Group, Inc. (2)(3)(4)(13)	Healthcare & Pharmaceuticals	L + 5.00% (1.00% Floor)	8/12/2022	14,838	14,780	14,838
WRE Holding Corp. (2)(3)(4)(7)(10)(11)(13)	Environmental Industries	L + 4.75% (1.00% Floor)	1/3/2023	5,367	5,283	5,279
Zest Holdings, LLC (2)(3)(4)(11)	Durable Consumer Goods	L + 4.25% (1.00% Floor)	8/16/2023	19,152	19,107	19,272
Zywave, Inc. (2)(3)(4)(7)(10)(13)	High Tech Industries	L + 5.00% (1.00% Floor)	11/17/2022	17,663	17,508	17,663
First Lien Debt Total					$977,682	$978,718
Second Lien Debt (0.61% of fair value)
Paradigm Acquisition Corp. (2)(3)(12)(13)	Business Services	L + 8.50% (1.00% Floor)	10/12/2025	$4,800	$4,753	$4,792
Superion, LLC (fka Ramundsen Public Sector, LLC) (2)(3)(13)	Sovereign & Public Finance	L + 8.50% (1.00% Floor)	2/1/2025	200	198	202
Zywave, Inc. (2)(3)(13)	High Tech Industries	L + 9.00% (1.00% Floor)	11/17/2023	1,050	1,036	1,061
Second Lien Debt Total					$5,987	$6,055
Total Investments					$983,669	$984,773

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

Below is certain summarized consolidated financial information for Credit Fund as of June 30, 2018 and December 31, 2017, respectively. Credit Fund commenced operations in May 2016.

	June 30, 2018	December 31, 2017
	(unaudited)
Selected Consolidated Balance Sheet Information
ASSETS
Investments, at fair value (amortized cost of $1,134,999 and $983,669, respectively)	$1,136,216	$984,773
Cash and other assets	56,319	26,441
Total assets	$1,192,535	$1,011,214
LIABILITIES AND MEMBERS’ EQUITY
Secured borrowings	$450,950	$377,686
2017-1 Notes payable, net of unamortized debt issuance costs of $1,949 and $2,051, respectively	347,250	348,938
Mezzanine loans	114,000	85,750
Other liabilities	92,325	25,308
Subordinated loans and members’ equity	188,010	173,532
Liabilities and members’ equity	$1,192,535	$1,011,214

	For the three month periods ended		For the six month periods ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Selected Consolidated Statement of Operations Information:
Total investment income	$20,480	$10,706	$38,391	$18,888
Expenses
Interest and credit facility expenses	13,101	6,922	23,757	12,395
Other expenses	380	367	769	685
Total expenses	13,481	7,289	24,526	13,080
Net investment income (loss)	6,999	3,417	13,865	5,808
Net realized gain (loss) on investments	—	—	—	—
Net change in unrealized appreciation (depreciation) on investments	(2,922)	450	113	1,187
Net increase (decrease) resulting from operations	$4,077	$3,867	$13,978	$6,995
Debt
Credit Fund Facility
On June 24, 2016, Credit Fund entered into the Credit Fund Facility with the Company pursuant to which Credit Fund may from time to time request mezzanine loans from the Company, which was subsequently amended on June 5, 2017, October 2, 2017, November 3, 2017, June 22, 2018 and June 29, 2018. The maximum principal amount of the Credit Fund Facility is $175,000. The maturity date of the Credit Fund Facility is March 22, 2019. Amounts borrowed under the Credit Fund Facility bear interest at a rate of LIBOR plus 9.00%.
During the three month periods ended June 30, 2018 and 2017, there were mezzanine loan borrowings of $25,300 and $38,500, respectively, and repayments of $18,900 and $11,444, respectively, under the Credit Fund Facility. During the six month periods ended June 30, 2018 and 2017, there were mezzanine loan borrowings of $47,150 and $84,160, respectively, and repayments of $18,900 and $33,444, respectively, under the Credit Fund Facility. As of June 30, 2018 and December 31, 2017, there were $114,000 and $85,750 in mezzanine loans outstanding, respectively.
As of June 30, 2018 and December 31, 2017, Credit Fund was in compliance with all covenants and other requirements of the Credit Fund Facility.

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
During the three month periods ended June 30, 2018 and 2017, there were secured borrowings of $41,300 and $178,570, respectively, and repayments of $20,966 and $0, respectively, under the Credit Fund Sub Facility. During the six month periods ended June 30, 2018 and 2017, there were secured borrowings of $109,265 and $297,405, respectively, and repayments of $36,001 and $0, respectively, under the Credit Fund Sub Facility. As of June 30, 2018 and December 31, 2017, there was $450,950 and $377,686 in secured borrowings outstanding, respectively.
As of June 30, 2018 and December 31, 2017, Credit Fund Sub was in compliance with all covenants and other requirements of the Credit Fund Sub Facility.
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
6. BORROWINGS
In accordance with the Investment Company Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 150% after such borrowing. As of June 30, 2018 and December 31, 2017, asset coverage was 230.73% and 234.86%, respectively. During the three month and six month periods ended June 30, 2018, there were secured borrowings of $170,000 and $423,050, respectively, under the SPV Credit Facility and Credit Facility and repayments of $112,760 and $400,838, respectively, under the SPV Credit Facility and Credit Facility. During the three month and six month periods ended June 30, 2017, there were secured borrowings of $213,000 and $306,000, respectively, under the SPV Credit Facility and Credit Facility and repayments of $272,011 and $396,288, respectively, under the SPV Credit Facility and Credit Facility. As of June 30, 2018 and December 31, 2017, there was $585,105 and $562,893, respectively, in secured borrowings outstanding.
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
As of June 30, 2018 and December 31, 2017, the SPV was in compliance with all covenants and other requirements of the SPV Credit Facility.
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
As of June 30, 2018 and December 31, 2017, the Company was in compliance with all covenants and other requirements of the Credit Facility.
Summary of Facilities
The Facilities consisted of the following as of June 30, 2018 and December 31, 2017:

	June 30, 2018
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
SPV Credit Facility	$400,000	$255,605	$144,395	$43,162
Credit Facility	413,000	329,500	83,500	83,500
Total	$813,000	$585,105	$227,895	$126,662

	December 31, 2017
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
SPV Credit Facility	$400,000	$287,393	$112,607	$27,147
Credit Facility	413,000	275,500	137,500	137,500
Total	$813,000	$562,893	$250,107	$164,647

(1)	The unused portion is the amount upon which commitment fees are based.

(2)	Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
As of June 30, 2018 and December 31, 2017, $3,363 and $3,140, respectively, of interest expense, $287 and $186, respectively, of unused commitment fees and $23 and $23, respectively, of other fees were included in interest and credit facility fees payable. For the three month and six month periods ended June 30, 2018, the weighted average interest rates were 4.19% and 3.98%, respectively, and the average principal debt outstanding was $542,561 and $548,078, respectively. For the three month and six month periods ended June 30, 2017, the weighted average interest rates were 3.23% and 3.16%, respectively, and the average principal debt outstanding was $425,001 and $400,900, respectively. As of June 30, 2018 and December 31, 2017, the weighted average interest rates were 4.42% and 3.56%, respectively, based on floating LIBOR rates.
For the three month and six month periods ended June 30, 2018 and 2017, the components of interest expense and credit facility fees were as follows:

	For the three month periods ended		For the six month periods ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Interest expense	$5,740	$3,489	$10,975	$6,381
Facility unused commitment fee	294	324	582	616
Amortization of deferred financing costs	252	177	454	358
Other fees	35	29	70	59
Total interest expense and credit facility fees	$6,321	$4,019	$12,081	$7,414
Cash paid for interest expense	$5,461	$3,452	$10,752	$6,345
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
The Investment Adviser serves as collateral manager to the 2015-1 Issuer under a collateral management agreement (the “Collateral Management Agreement”). Pursuant to the Collateral Management Agreement, the 2015-1 Issuer pays management fees (comprised of base management fees, subordinated management fees and incentive management fees) to the Investment Adviser for rendering collateral management services. As per the Collateral Management Agreement, for the period the Company retains all of the 2015-1 Issuer Preferred Interests, the Investment Adviser does not earn management fees for providing such collateral management services. The Company currently retains all of the 2015-1 Issuer Preferred Interests, thus the Investment Adviser did not earn any management fees from the 2015-1 Issuer for the three month and six month periods ended June 30, 2018 and 2017. Any such waived fees may not be recaptured by the Investment Adviser.
Pursuant to an undertaking by the Company in connection with the 2015-1 Debt Securitization, the Company has agreed to hold on an ongoing basis the 2015-1 Issuer Preferred Interests with an aggregate dollar purchase price at least equal to 5% of the aggregate outstanding amount of all collateral obligations by the 2015-1 Issuer for so long as any securities of the 2015-1 Issuer remain outstanding. As of June 30, 2018, the Company was in compliance with its undertaking.
The 2015-1 Issuer pays ongoing administrative expenses to the trustee, independent accountants, legal counsel, rating agencies and independent managers in connection with developing and maintaining reports, and providing required services in connection with the administration of the 2015-1 Issuer.
As of June 30, 2018, there were 54 first lien and second lien senior secured loans with a total fair value of approximately $382,325 and cash of $1,452 securing the 2015-1 Notes. The pool of loans in the securitization must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture governing the 2015-1 Notes.
For the six month periods ended June 30, 2018 and 2017, the effective annualized weighted average interest rates, which include amortization of debt issuance costs on the 2015-1 Notes, were 4.04% and 3.20%, respectively, based on floating LIBOR rates. As of June 30, 2018 and December 31, 2017, the weighted average interest rates were 4.33% and 3.44%, respectively, based on floating LIBOR rates.
For the three month and six month periods ended June 30, 2018 and 2017, the components of interest expense on the 2015-1 Notes were as follows:

	For the three month periods ended		For the six month periods ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Interest expense	$2,918	$2,198	$5,448	$4,290
Amortization of deferred financing costs	51	51	101	101
Total interest expense and credit facility fees	$2,969	$2,249	$5,549	$4,391
Cash paid for interest expense	$2,567	$2,108	$4,958	$4,167
8. COMMITMENTS AND CONTINGENCIES
A summary of significant contractual payment obligations was as follows as of June 30, 2018 and December 31, 2017:

	SPV Credit Facility and Credit Facility		2015-1 Notes
Payment Due by Period	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Less than 1 Year	$—	$—	$—	$—
1-3 Years	—	—	—	—
3-5 Years	585,105	562,893	—	—
More than 5 Years	—	—	273,000	273,000
Total	$585,105	$562,893	$273,000	$273,000
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of June 30, 2018 and December 31, 2017 for any such exposure.
The Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par Value as of
	June 30, 2018	December 31, 2017
Unfunded delayed draw commitments	$112,170	$78,991
Unfunded revolving term loan commitments	52,578	39,383
Total unfunded commitments	$164,748	$118,374
9. NET ASSETS
The Company has the authority to issue 200,000,000 shares of common stock, $0.01 per share par value.
During the six month period ended June 30, 2018, the Company issued 361,048 shares for $6,629 through the reinvestment of dividends. The following table summarizes capital activity during the six month period ended June 30, 2018:

	Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss) on Investments	Accumulated Net Unrealized Appreciation (Depreciation) on Investments	Total Net Assets
	Shares	Amount
Balance, beginning of period	62,207,603	$622	$1,172,807	$(1,618)	$2,522	$(43,548)	$(3,481)	$1,127,304
Reinvestment of dividends	361,048	4	6,625	—	—	—	—	6,629
Offering costs	—	—	—	(15)	—	—	—	(15)
Net investment income (loss)	—	—	—	—	53,340	—	—	53,340
Net realized gain (loss) on investments	—	—	—	—	—	1,646	—	1,646
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	—	(20,791)	(20,791)
Dividends declared	—	—	—	—	(46,301)	—	—	(46,301)
Balance, end of period	62,568,651	$626	$1,179,432	$(1,633)	$9,561	$(41,902)	$(24,272)	$1,121,812
During the six month period ended June 30, 2017, the Company issued 19,703,330 shares for $359,238, including the reinvestment of dividends. In connection with the NFIC Acquisition, the Company issued 434,233 shares of common stock valued at approximately $8,046. See Note 13 for additional information regarding the NFIC Acquisition. In connection with the Company's IPO, the Company issued 9,000,000 shares of common stock at a public offering price of $18.50 per share. Net of its share of underwriting costs, the Company received cash proceeds of $161,505. The following table summarizes capital activity during the six month period ended June 30, 2017:

	Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss) on Investments	Accumulated Net Unrealized Appreciation (Depreciation) on Investments	Total Net Assets
	Shares	Amount
Balance, beginning of period	41,702,318	$417	$799,580	$(74)	$(3,207)	$(25,357)	$(7,222)	$764,137
Common stock issued	19,692,360	197	358,839	—	—	—	—	359,036
Reinvestment of dividends	10,970	—	202	—	—	—	—	202
Offering costs	—	—	—	(1,486)	—	—	—	(1,486)
Net investment income (loss)	—	—	—	—	40,555	—	—	40,555
Net realized gain (loss) on investments	—	—	—	—	—	(7,896)	—	(7,896)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	—	(985)	(985)
Dividends declared	—	—	—	—	(39,820)	—	—	(39,820)
Balance, end of period	61,405,648	$614	$1,158,621	$(1,560)	$(2,472)	$(33,253)	$(8,207)	$1,113,743
The following table summarizes total shares issued and proceeds received related to capital activity during the six month period ended June 30, 2018:

	Shares Issued	Proceeds Received
January 17, 2018*	361,048	$6,629
Total	361,048	$6,629
* Represents shares issued upon the reinvestment of dividends
The following table summarizes total shares issued and proceeds received related to capital activity during the six month period ended June 30, 2017:

	Shares Issued	Proceeds Received
January 24, 2017*	5,837	$108
April 24, 2017*	5,133	$94
May 19, 2017	2,141,416	$39,488
June 9, 2017	8,116,711	$149,997
June 9, 2017**	434,233	$8,046
June 19, 2017***	9,000,000	$161,505
Total	19,703,330	$359,238
* Represents shares issued upon the reinvestment of dividends
** Represents shares issued in accordance with the elections of the NFIC stockholders pursuant to the NFIC Acquisition (see Note 13, NFIC Acquisition)
*** Represents shares issued in connection with the Company’s IPO

Subscription transactions during the six month period ended June 30, 2017 were executed at an offering price at a premium to net asset value due to the requirement to use prior quarter net asset value as offering price unless it would result in the Company selling shares of its common stock at a price below the current net asset value and also in order to effect a reallocation of organizational costs to subsequent investors. Additionally, on June 19, 2017, the Company closed its IPO, issuing 9,000,000 shares of its common stock at a public offering price of $18.50 per share. Net of underwriting and offering costs, the common stock issued in the IPO and net asset value experienced dilution during the period, and such subscription and IPO transactions increased/(decreased) net asset value by $(0.10) per share for the six month period ended June 30, 2017.
The Company computes earnings per common share in accordance with ASC 260, Earnings Per Share. Basic earnings per common share were calculated by dividing net increase (decrease) in net assets resulting from operations attributable to the Company by the weighted-average number of common shares outstanding for the period.
Basic and diluted earnings per common share were as follows:

	For the three month periods ended		For the six month periods ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net increase (decrease) in net assets resulting from operations	$13,106	$15,501	$34,195	$31,674
Weighted-average common shares outstanding	62,568,651	45,977,943	62,534,740	43,854,102
Basic and diluted earnings per common share	$0.21	$0.34	$0.55	$0.72
The following table summarizes the Company’s dividends declared during the two most recent fiscal years and the current fiscal year to-date:

Date Declared	Record Date	Payment Date	Per Share Amount
March 10, 2016	March 14, 2016	April 22, 2016	$0.40
June 8, 2016	June 8, 2016	July 22, 2016	$0.40
September 28, 2016	September 28, 2016	October 24, 2016	$0.40
December 29, 2016	December 29, 2016	January 24, 2017	$0.41
December 29, 2016	December 29, 2016	January 24, 2017	$0.07	(1)
March 20, 2017	March 20, 2017	April 24, 2017	$0.41
June 20, 2017	June 30, 2017	July 18, 2017	$0.37
August 7, 2017	September 29, 2017	October 18, 2017	$0.37
November 7, 2017	December 29, 2017	January 17, 2018	$0.37
December 13, 2017	December 29, 2017	January 17, 2018	$0.12	(1)
March 29, 2018	March 29, 2018	April 17, 2018	$0.37
May 2, 2018	June 29, 2018	July 17, 2018	$0.37
August 6, 2018	September 28, 2018	October 17, 2018	$0.37

(1)	Represents a special dividend.

10. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of consolidated financial highlights for the six month periods ended June 30, 2018 and 2017:

	For the six month periods ended
	June 30, 2018	June 30, 2017
Per Share Data:
Net asset value per share, beginning of period	$18.12	$18.32
Net investment income (loss) (1)	0.86	0.93
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	(0.31)	(0.23)
Net increase (decrease) in net assets resulting from operations	0.55	0.70
Dividends declared (2)	(0.74)	(0.78)
Effect of offering price of subscriptions and the offering price of common stock in the IPO, net of underwriting and offering costs (3)	$—	$(0.10)
Net asset value per share, end of period	$17.93	$18.14
Market price per share, end of period	$17.02	$18.01

Number of shares outstanding, end of period	62,568,651	61,405,648
Total return based on net asset value (4)	3.04%	3.28%
Total return based on market price (5)	(11.38)%	(0.65)%
Net assets, end of period	$1,121,812	$1,113,743
Ratio to average net assets (6):
Expenses net of waiver, before incentive fees	3.09%	2.65%
Expenses net of waiver, after incentive fees	4.08%	3.87%
Expenses gross of waiver, after incentive fees	4.08%	4.30%
Net investment income (loss) (7)	4.68%	4.86%
Interest expense and credit facility fees	1.55%	1.41%
Ratios/Supplemental Data:
Asset coverage, end of period	230.73%	284.21%
Portfolio turnover	19.28%	30.87%
Weighted-average shares outstanding	62,534,740	43,854,102

(1)	Net investment income (loss) per share was calculated as net investment income (loss) for the period divided by the weighted average number of shares outstanding for the period.

(2)	Dividends declared per share was calculated as the sum of dividends declared during the period divided by the number of shares outstanding at each respective quarter-end date (refer to Note 9).

(3)	Increase (decrease) is due to the offering price of subscriptions and the issuance of common stock in the IPO, net of underwriting and offering costs during the period (refer to Note 9).

(4)
Total return based on net asset value (not annualized) is based on the change in net asset value per share during the period plus the declared dividends, assuming reinvestment of dividends in accordance with the dividend reinvestment plan, divided by the beginning net asset value for the period. Total return for the six month periods ended June 30, 2018 and 2017 is inclusive of $0.00 and $(0.10), respectively, per share increase (decrease) in net asset value for the periods related to the offering price of subscriptions and the offering price of common stock in the IPO, net of underwriting and offering costs during the period. Excluding the effects of these common stock issuances, total return (not annualized) would have been 3.04% and 3.82%, respectively (refer to Note 9).

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
11. LITIGATION

The Company may become party to certain lawsuits in the ordinary course of business. The Company does not believe that the outcome of current matters, if any, will materially impact the Company or its consolidated financial statements. As of June 30, 2018 and December 31, 2017, the Company was not subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company.
In addition, portfolio investments of the Company could be the subject of litigation or regulatory investigations in the ordinary course of business. The Company does not believe that the outcome of any current contingent liabilities of its portfolio investments, if any, will materially affect the Company or these consolidated financial statements.
12. TAX
The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of June 30, 2018 and December 31, 2017.
In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. As of June 30, 2018 and December 31, 2017, the Company had filed tax returns and therefore is subject to examination.
The Company’s taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate. The estimated tax character of dividends declared for six month periods ended June 30, 2018 and 2017 was as follows:

	For the six month periods ended
	June 30, 2018	June 30, 2017
Ordinary income	$46,301	$39,820
Tax return of capital	$—	$—
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
Subsequent to June 30, 2018, the Company borrowed $31,000 under the Credit Facility and SPV Credit Facility to fund investment acquisitions. The Company also voluntarily repaid $61,738 under the Credit Facility and SPV Credit Facility.
On August 2, 2018, the Company and the 2015-1 Issuer refinanced the 2015-1 Debt Securitization (the “2015-1 Debt Securitization Refinancing”). Upon closing of the 2015-1 Debt Securitization Refinancing, which is expected on August 30, 2018, the 2015-1 Issuer will, among other things, (a) refinance the issued Class A-1A Notes by redeeming in full the Class A-1A Notes and issuing new AAA Class A-1-1-R Notes in an aggregate principal amount of $234,800 which will bear interest at the three-month LIBOR plus 1.55%; (b) refinance the issued Class A-1B Notes by redeeming in full the Class A-1B Notes and issuing new AAA Class A-1-2-R Notes in an aggregate principal amount of $50,000 which will bear interest at the three-month LIBOR plus 1.48% for the first 24 months and the three-month LIBOR plus 1.78% thereafter; (c) refinance the issued Class A-1C Notes by redeeming in full the Class A-1C Notes and issuing new AAA Class A-1-3-R Notes in an aggregate principal amount of $25,000 which will bear interest at 4.56%; (d) refinance the issued Class A-2 Notes by redeeming in full the Class A-2 Notes and issuing new Class A-2-R Notes in an aggregate principal amount of $66,000 which will bear interest at the three-month LIBOR plus 2.20%; (e) issue new single-A Class B Notes and BBB- Class C Notes in aggregate principal amounts of $46,400 and $27,000, respectively, which will bear interest at the three-month LIBOR plus 3.15% and the three-month LIBOR plus 4.00%, respectively; (f) reduce the 2015-1 Preferred Interests by approximately $25,100 from a nominal value of $125,900 to approximately $100,800 at closing; and (g) extend the reinvestment period end date and maturity date applicable to the 2015-1 Issuer to October 15, 2023 and October 15, 2031, respectively. Following the 2015-1 Debt Securitization Refinancing, the Company will retain the 2015-1 Preferred Interests. The new notes (the “2015-1R Notes”) in the 2015-1 Debt Securitization Refinancing will be issued by the 2015-1 Issuer, Carlyle Direct Lending CLO 2015-1R LLC (formerly known as Carlyle GMS Finance MM CLO 2015-1 LLC), and will be secured by the assets held by the 2015-1 Issuer.
On August 6, 2018, the Board of Directors declared a quarterly dividend of $0.37 per share, which is payable on October 17, 2018 to stockholders of record as of September 28, 2018.
On August 6, 2018, the Board of Directors approved a one-third (0.50%) reduction in the 1.50% annual base management fee rate charged by the Investment Adviser on assets financed using leverage in excess of 1.0x debt to equity. Effective July 1, 2018, the reduced annual fee of 1.00% applies to the average value of the Company's gross assets as of the end of the two most recently completed calendar quarters that exceeds the product of (i) 200% and (ii) the average value of the Company's net asset value at the end of the two most recently completed calendar quarters.

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
PORTFOLIO AND INVESTMENT ACTIVITY
As of June 30, 2018, the fair value of our investments was approximately $1,946,792, comprised of 108 investments in 89 portfolio companies/investment fund across 27 industries with 56 sponsors. As of December 31, 2017, the fair value of our investments was approximately $1,967,531, comprised of 107 investments in 90 portfolio companies/investment fund across 28 industries with 57 sponsors.
Based on fair value as of June 30, 2018, our portfolio consisted of approximately 88.2% in secured debt (79.9% in first lien debt (including 12.1% in first lien/last out loans) and 8.3% in second lien debt), 10.7% in Credit Fund and 1.2% in equity investments. Based on fair value as of June 30, 2018, approximately 0.8% of our debt portfolio was invested in debt bearing a fixed interest rate and approximately 99.2% of our debt portfolio was invested in debt bearing a floating interest rate, which primarily are subject to interest rate floors.
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

Our investment activity for the three month periods ended June 30, 2018 and 2017 is presented below (information presented herein is at amortized cost unless otherwise indicated):

	For the three month periods ended
	June 30, 2018	June 30, 2017
Investments:
Total investments, beginning of period	$1,920,852	$1,395,007
New investments purchased	277,943	599,866
Net accretion of discount on investments	3,918	2,995
Net realized gain (loss) on investments	1,775	(202)
Investments sold or repaid	(233,424)	(269,986)
Total Investments, end of period	$1,971,064	$1,727,680
Principal amount of investments funded:
First Lien Debt (excluding First Lien/Last Out)	$231,471	$451,508
First Lien/Last Out Unitranche	11,715	—
Second Lien Debt	9,246	97,873
Structured Finance Obligations	—	—
Equity Investments	3,953	2,273
Investment Fund	27,300	62,500
Total	$283,685	$614,154
Principal amount of investments sold or repaid:
First Lien Debt (excluding First Lien/Last Out)	$(141,795)	$(252,170)
First Lien/Last Out Unitranche	(4,179)	—
Second Lien Debt	(66,646)	(7,394)
Structured Finance Obligations	—	(10,250)
Equity Investments	(1,000)	—
Investment Fund	(18,900)	(11,444)
Total	$(232,520)	$(281,258)
Number of new funded investments	16	18
Average amount of new funded investments	$17,371	$33,326
Percentage of new funded debt investments at floating interest rates	100%	99%
Percentage of new funded debt investments at fixed interest rates	—%	1%
As of June 30, 2018 and December 31, 2017, investments consisted of the following:

	June 30, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt (excluding First Lien/Last Out)	$1,331,384	$1,320,216	$1,295,406	$1,293,641
First Lien/Last Out Unitranche	255,470	235,312	246,925	237,635
Second Lien Debt	158,713	160,905	242,887	246,233
Equity Investments	16,996	22,354	13,543	17,506
Investment Fund	208,501	208,005	172,251	172,516
Total	$1,971,064	$1,946,792	$1,971,012	$1,967,531

The weighted average yields (1) for our first and second lien debt, based on the amortized cost and fair value as of June 30, 2018 and December 31, 2017, were as follows:

	June 30, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt (excluding First Lien/Last Out)	8.74%	8.82%	8.35%	8.36%
First Lien/Last Out Unitranche	10.22%	11.10%	10.02%	10.41%
First Lien Debt Total	8.98%	9.16%	8.62%	8.68%
Second Lien Debt	10.91%	10.77%	10.44%	10.30%
First and Second Lien Debt Total	9.16%	9.31%	8.86%	8.90%

(1)
Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of June 30, 2018 and December 31, 2017. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.

Total weighted average yields (which includes the effect of accretion of discount and amortization of premiums) of our first and second lien debt investments as measured on an amortized cost basis increased from 8.86% to 9.16% from December 31, 2017 to June 30, 2018. The increase in weighted average yields was primarily due to the increase in 90-day LIBOR from 1.69% to 2.34%, partially offset by borrower refinancing, borrower pricing grids and loans placed on non-accrual status.
The following table summarizes the fair value of our performing and non-performing investments as of June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
	Fair Value	Percentage	Fair Value	Percentage
Performing	$1,914,399	98.3%	$1,948,044	99.0%
Non-accrual (1)	32,393	1.7	19,487	1.0
Total	$1,946,792	100.0%	$1,967,531	100.0%

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

See the Consolidated Schedules of Investments as of June 30, 2018 and December 31, 2017 in our consolidated financial statements in Part I, Item 1 of this Form 10-Q for more information on these investments, including a list of companies and type and amount of investments.
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
Our Investment Adviser monitors and, when appropriate, changes the investment ratings assigned to each debt investment in our portfolio. In connection with our quarterly valuation process, our Investment Adviser reviews our investment ratings on a regular basis. The following table summarizes the Internal Risk Ratings as of June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
	Fair Value	% of Fair Value	Fair Value	% of Fair Value
(dollar amounts in millions)
Internal Risk Rating 1	$61.7	3.59%	$73.7	4.15%
Internal Risk Rating 2	1,297.0	75.57	1,399.6	78.74
Internal Risk Rating 3	226.1	13.17	170.2	9.57
Internal Risk Rating 4	87.8	5.12	103.3	5.81
Internal Risk Rating 5	30.7	1.79	30.7	1.73
Internal Risk Rating 6	13.1	0.76	—	—
Total	$1,716.4	100.00%	$1,777.5	100.00%

As of each of June 30, 2018 and December 31, 2017, the weighted average Internal Risk Rating of our debt investment portfolio was 2.3 and 2.2, respectively. As of June 30, 2018 and December 31, 2017, 10 and 10 of our debt investments, with an aggregate fair value of $131.6 million and $134.0 million, respectively, were assigned an Internal Risk Rating of 4-6. As of June 30, 2018 and December 31, 2017, three and one first lien debt investment in the portfolio with a fair value of $32.4 million and $19.5 million, respectively, were on non-accrual status, which represented approximately 1.7% and 1.0%, respectively, of total investments at fair value. The remaining first and second lien debt investments were performing and current on their interest payments as of June 30, 2018 and December 31, 2017.

During the six month period ended June 30, 2018, 3 investments with fair value of $45.8 million were downgraded to an Internal Risk Rating of 4 due to changes in financial condition and performance of the respective portfolio companies and 1 investment with fair value of $14.6 million was upgraded to an Internal Risk Rating of 3 due to improved performance of the respective portfolio company. 2 investments with fair value of $16.2 million with an Internal Risk Rating of 4 at December 31, 2017 were removed due to repayments in full.

CONSOLIDATED RESULTS OF OPERATIONS
For the three month and six month periods ended June 30, 2018 and 2017
The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and losses and net change in unrealized appreciation and depreciation. As a result, quarterly comparisons may not be meaningful.
Investment Income
Investment income for the three month and six month periods ended June 30, 2018 and 2017 was as follows:

	For the three month periods ended		For the six month periods ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
First Lien Debt	$37,909	$28,885	$71,364	$55,586
Second Lien Debt	7,697	5,625	14,800	9,794
Equity Investments	63	1	63	2
Investment Fund	6,698	4,172	13,579	7,381
Cash	85	61	129	80
Total investment income	$52,452	$38,744	$99,935	$72,843
The increase in investment income for the three month and six month periods ended June 30, 2018 from the comparable periods in 2017 was primarily driven by our increasing invested balance, an increase in LIBOR, and increased interest and dividend income from Credit Fund. As of June 30, 2018, the size of our portfolio increased to $1,971,064 from $1,727,680 as of June 30, 2017, at amortized cost, and total principal amount of investments outstanding increased to $2,001,400 from $1,759,490 as of June 30, 2017. As of June 30, 2018, the weighted average yield of our first and second lien debt increased to 9.16% from 8.63% as of June 30, 2017 on amortized cost, primarily due to the increase in LIBOR, partially offset by borrower refinancing, borrower pricing grids and loans placed on non-accrual status.
Interest income on our first and second lien debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of June 30, 2018 and 2017, three and one first lien debt investments in the portfolio were on non-accrual with fair value of $32,393 and $13,165, respectively, which represents approximately 1.7% and 0.8% of of total investments at fair value, respectively. The remaining first and second lien debt investments were performing and current on their interest payments as of June 30, 2018 and 2017.
For the three month periods ended June 30, 2018 and 2017, the Company earned $3,590 and $4,046, respectively, in other income. For the six month periods ended June 30, 2018 and 2017, the Company earned $4,485 and $6,582, respectively, in other income. The decrease in other income for the three month and six month periods ended June 30, 2018 from the comparable periods in 2017 was primarily driven by lower syndication fees and prepayment fees.
Our total dividend and interest income from investments in Credit Fund totaled $6,698 and $13,579 for the three month and six month periods ended June 30, 2018, respectively. Our total dividend and interest income from investments in Credit Fund totaled $4,172 and $7,381 for the three month and six month periods ended June 30, 2017, respectively. The increase was primarily driven by increased invested balance of Credit Fund for three month and six month periods ended June 30, 2018 from the comparable periods in 2017 and an increase in LIBOR.
Net investment income for the three month and six month periods ended June 30, 2018 and 2017 was as follows:

	For the three month periods ended		For the six month periods ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Total investment income	$52,452	$38,744	$99,935	$72,843
Net expenses	24,242	17,296	46,595	32,288
Net investment income (loss)	$28,210	$21,448	$53,340	$40,555
Expenses

	For the three month periods ended		For the six month periods ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Base management fees	$7,266	$5,657	$14,488	$10,782
Incentive fees	5,984	5,361	11,314	10,138
Professional fees	959	1,153	1,721	1,596
Administrative service fees	185	165	371	338
Interest expense	8,709	5,738	16,524	10,772
Credit facility fees	581	529	1,106	1,032
Directors’ fees and expenses	93	131	191	234
Other general and administrative	435	448	840	821
Excise tax expense	30	—	40	169
Total expenses	24,242	19,182	46,595	35,882
Waiver of base management fees	—	1,886	—	3,594
Net expenses	$24,242	$17,296	$46,595	$32,288

Interest expense and credit facility fees for the three month and six month periods ended June 30, 2018 and 2017 were comprised of the following:

	For the three month periods ended		For the six month periods ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Interest expense	$8,709	$5,738	$16,524	$10,772
Facility unused commitment fee	294	324	582	616
Amortization of deferred financing costs	252	177	454	358
Other fees	35	28	70	58
Total interest expense and credit facility fees	$9,290	$6,267	$17,630	$11,804
Cash paid for interest expense	$8,028	$5,560	$15,710	$10,512
The increase in interest expense for the three month and six month periods ended June 30, 2018 compared to the comparable periods in 2017 was driven by increased drawings under the Facilities related to increased deployment of capital for investments. For the three month period ended June 30, 2018, the average interest rate increased to 4.22% from 3.23% for the comparable period in 2017, and average principal debt outstanding increased to $815,561 from $425,001 for the comparable period in 2017. For the six month period ended June 30, 2018, the average interest rate increased to 4.00% from 3.16% for the comparable period in 2017, and average principal debt outstanding increased to $821,078 from $400,900 for the comparable period in 2017.
The increase in base management fees (and related waiver of base management fees, which terminated on September 30, 2017) and incentive fees related to pre-incentive fee net investment income for the three month and six month periods ended June 30, 2018 from the comparable period in 2017 were driven by our deployment of capital, increasing invested balance, and termination of the waiver. For the three month periods ended June 30, 2018 and 2017, base management fees were $7,266 and $3,771, respectively, (net of waiver of $0 and $1,886, respectively), incentive fees related to pre-incentive fee net investment income were $5,984 and $5,361, respectively, and there were no incentive fees related to realized capital gains. For the six month periods ended June 30, 2018 and 2017, base management fees were $14,488 and $7,188, respectively, (net of waiver of $0 and $3,594, respectively), incentive fees related to pre-incentive fee net investment income were $11,314 and $10,138, respectively, and there were no incentive fees related to realized capital gains. The accrual for any capital gains incentive fee under accounting principles generally accepted in the United States (“US GAAP”) in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. See Note 4 to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q for more information on the incentive and base management fees. For the three month and six month periods ended June 30, 2018 and 2017, there were no accrued capital gains incentive fees based upon the cumulative net realized and unrealized appreciation (depreciation) as of June 30, 2018 and 2017, respectively.
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
Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) on Investments
During the three month and six month periods ended June 30, 2018, we had realized gains on 1 and 2 investments, respectively, totaling approximately $1,775 and $1,777, respectively, which were offset by realized losses on 0 and 3 investments, respectively, totaling approximately $0 and $131, respectively. During the three month and six month periods ended June 30, 2018, we had a change in unrealized appreciation on 58 and 67 investments, respectively, totaling approximately $7,071 and $13,869, respectively, which was offset by a change in unrealized depreciation on 52 and 54 investments, respectively, totaling approximately $23,950 and $34,660, respectively. During the three month and six month periods ended June 30, 2017, we had realized gains on 5 and 9 investments, respectively, totaling approximately $226 and $412, respectively, which were offset by realized losses on 6 and 7 investments, respectively, totaling approximately $428 and $8,308, respectively. During the three month and six month periods ended June 30, 2017, we had a change in unrealized appreciation on 38 and 53 investments, respectively, totaling approximately $6,889 and $19,882, respectively, which was offset by a change in unrealized depreciation on 66 and 64 investments, respectively, totaling approximately $12,634 and $20,867, respectively. In particular, effective January 31, 2017, TwentyEighty, Inc. (fka Miller Heiman, Inc.) completed a restructuring whereby the first lien debt held by us was converted into new term loans and equity. As a result, $10,943 of unrealized depreciation was reversed and we realized a loss of $7,738 on the investment during the six month period ended June 30, 2017.
Net realized gain (loss) and net change in unrealized appreciation (depreciation) by the type of investments for the three month and six month periods ended June 30, 2018 and 2017 were as follows:

	For the three month periods ended		For the six month periods ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net realized gain (loss) on investments	$1,775	$(202)	$1,646	$(7,896)
Net change in unrealized appreciation (depreciation) on investments	(16,879)	(5,745)	(20,791)	(985)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	$(15,104)	$(5,947)	$(19,145)	$(8,881)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) by the type of investments for the three month and six month periods ended June 30, 2018 and 2017 were as follows:

	For the three month periods ended				For the six month periods ended
	June 30, 2018		June 30, 2017		June 30, 2018		June 30, 2017
Type	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)
First Lien Debt	$—	$(15,286)	$(299)	$(6,938)	$(131)	$(20,271)	$(7,851)	$(4,003)
Second Lien Debt	—	(721)	—	1,089	2	(1,154)	(3)	1,916
Structured Finance Obligations	—	—	97	(45)	—	—	(42)	172
Equity Investments	1,775	589	—	15	1,775	1,395	—	492
Investment Fund	—	(1,461)	—	134	—	(761)	—	438
Total	$1,775	$(16,879)	$(202)	$(5,745)	$1,646	$(20,791)	$(7,896)	$(985)
Net change in unrealized depreciation in our investments for the three month and six month periods ended June 30, 2018 compared to the comparable period in 2017 was primarily due to changes in various inputs utilized under our valuation methodology, including, but not limited to, market spreads, leverage multiples and borrower ratings, and the impact of exits.
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
Selected Financial Data
Since inception of Credit Fund and through June 30, 2018 and December 31, 2017, the Company and Credit Partners each made capital contributions of $1 and $1 in members’ equity, respectively, and $94,500 and $86,500 in subordinated loans, respectively, to Credit Fund. As of June 30, 2018 and December 31, 2017, Credit Fund had borrowings of $114,000 and $85,750, respectively, in mezzanine loans under a revolving credit facility with the Company (the “Credit Fund Facility”). As of June 30, 2018 and December 31, 2017, Credit Fund had total subordinated loans and members’ equity outstanding of $188,010 and $173,532, respectively. As of June 30, 2018 and December 31, 2017, the Company’s ownership interest in such subordinated loans and members’ equity was $94,005 and $86,766, respectively, and in such mezzanine loans was $114,000 and $85,750, respectively.
As of June 30, 2018 and December 31, 2017, Credit Fund held cash and cash equivalents totaling $50,152 and $19,502, respectively.
As of June 30, 2018 and December 31, 2017, Credit Fund had total investments at fair value of $1,136,216 and $984,773, respectively, which was comprised of first lien senior secured loans and second lien senior secured loans to 58 and 51 portfolio companies, respectively. As of June 30, 2018 and December 31, 2017, no loans in Credit Fund’s portfolio were on non-accrual status or contained PIK provisions. All investments in the portfolio were floating rate debt investments with an interest rate floor. The portfolio companies in Credit Fund are U.S. middle market companies in industries similar to those in which the Company may invest directly. Additionally, as of June 30, 2018 and December 31, 2017, Credit Fund had commitments to fund various undrawn revolvers and delayed draw investments to its portfolio companies totaling $123,950 and $72,458, respectively.
Below is a summary of Credit Fund’s portfolio, followed by a listing of the loans in Credit Fund’s portfolio as of June 30, 2018 and December 31, 2017:

	As of June 30, 2018	As of December 31, 2017
Senior secured loans (1)	$1,145,556	$993,380
Weighted average yields of senior secured loans based on amortized cost (2)	7.12%	6.80%
Weighted average yields of senior secured loans based on fair value (2)	7.12%	6.79%
Number of portfolio companies in Credit Fund	58	51
Average amount per portfolio company (1)	$19,751	$19,478

(1)	At par/principal amount.

(2)
Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of June 30, 2018 and December 31, 2017. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.

Consolidated Schedule of Investments as of June 30, 2018 (unaudited)
Investments (1)	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value(6)
First Lien Debt (99.47% of fair value)
Acrisure, LLC (2) (3) (4)	Banking, Finance, Insurance & Real Estate	L + 4.25%	6.61%	11/22/2023	$20,991	$20,945	$20,991
Acrisure, LLC (2) (3) (4)	Banking, Finance, Insurance & Real Estate	L + 3.75%	6.11%	11/22/2023	12,000	11,984	12,017
Advanced Instruments, LLC (2) (3) (4) (7) (10) (11)	Healthcare & Pharmaceuticals	L + 5.25%	7.25%	10/31/2022	11,850	11,744	11,778
Ahead, LLC (2) (3) (4) (7) (10)	High Tech Industries	L + 4.50%	6.59%	6/29/2023	15,790	15,688	15,781
Alpha Packaging Holdings, Inc. (2) (3) (4) (11)	Containers, Packaging & Glass	L + 4.25%	6.58%	5/12/2020	16,947	16,908	16,947
AM Conservation Holding Corporation (2) (3) (4) (11)	Energy: Electricity	L + 4.50%	6.82%	10/31/2022	38,505	38,249	38,497
AQA Acquisition Holding, Inc. (2) (3) (4) (7) (10) (11)	High Tech Industries	L + 4.25%	6.58%	5/24/2023	27,266	27,158	27,266
Big Ass Fans, LLC (2) (3) (4) (11)	Capital Equipment	L + 3.75%	6.08%	5/21/2024	7,960	7,923	7,970
Borchers, Inc. (2) (3) (4) (7) (10) (11)	Chemicals, Plastics & Rubber	L + 4.50%	6.83%	11/1/2024	15,669	15,608	15,648
Brooks Equipment Company, LLC (2) (3) (4) (11)	Construction & Building	L + 5.00%	7.31%	8/29/2020	6,712	6,700	6,711
Clearent Newco, LLC (2) (3) (4) (7) (10)	High Tech Industries	L + 4.00%	6.08%	3/20/2024	22,428	22,016	22,215
DBI Holding LLC (2) (3) (4) (7) (11)	Transportation: Cargo	L + 5.25%	7.36%	8/1/2021	34,668	34,406	34,082
DecoPac, Inc. (2) (3) (4) (7) (10) (11)	Non-durable Consumer Goods	L + 4.25%	6.55%	9/29/2024	12,965	12,828	12,965
Dent Wizard International Corporation (2) (3) (4)	Automotive	L + 4.00%	6.1%	4/7/2020	24,379	24,282	24,325
DTI Holdco, Inc. (2) (3) (4) (11)	High Tech Industries	L + 4.75%	6.84%	9/30/2023	19,178	19,020	19,084
EIP Merger Sub, LLC (Evolve IP) (2) (3) (4) (8) (11)	Telecommunications	L + 5.75%	7.84%	6/7/2022	22,509	22,025	22,156
EIP Merger Sub, LLC (Evolve IP) (2) (3) (9) (11)	Telecommunications	L + 5.75%	7.84%	6/7/2022	1,500	1,465	1,480
Empower Payments Acquisitions, Inc. (2) (3) (4) (11)	Media: Advertising, Printing & Publishing	L + 4.50%	6.83%	11/30/2023	17,238	16,949	17,062
Exactech, Inc. (2) (3) (4)	Healthcare & Pharmaceuticals	L + 3.75%	5.84%	2/14/2025	12,968	12,911	13,040
Executive Consulting Group, LLC, Inc. (2) (3) (4) (10)	Business Services	L + 4.50%	6.59%	6/20/2024	15,395	15,217	15,327
Golden West Packaging Group LLC (2) (3) (4) (11)	Containers, Packaging & Glass	L + 5.25%	7.34%	6/20/2023	31,078	30,849	31,026
HMT Holding Inc. (2) (3) (4) (7) (10) (11)	Energy: Oil & Gas	L + 4.50%	6.59%	11/17/2023	36,374	35,739	36,374
J.S. Held LLC (2) (3) (4) (7) (10) (11)	Banking, Finance, Insurance & Real Estate	L + 5.25%	7.58%	9/27/2023	19,320	19,137	19,320
Jensen Hughes, Inc. (2) (3) (4) (7) (10) (11)	Utilities: Electric	L + 4.50%	6.59%	3/22/2024	25,536	25,344	25,653
Kestra Financial, Inc. (2) (3) (4) (11)	Banking, Finance, Insurance & Real Estate	L + 4.50%	6.8%	6/24/2022	21,847	21,625	21,809
MAG DS Corp. (2) (4) (7) (10)	Aerospace & Defense	L + 4.75%	5.84%	6/6/2025	20,000	19,782	19,932
Mold-Rite Plastics, LLC (2) (3) (4)	Chemicals, Plastics & Rubber	L + 4.50%	6.83%	12/14/2021	14,925	14,996	14,925
MSHC, Inc. (2) (3) (4) (7) (10) (11)	Construction & Building	L + 4.25%	6.58%	7/31/2023	14,790	14,746	14,784
North American Dental Management, LLC (2) (3) (4) (7) (10) (11)	Healthcare & Pharmaceuticals	L + 5.00%	7.09%	7/7/2023	29,228	28,539	29,036
North Haven CA Holdings, Inc. (CoAdvantage) (2) (3) (4) (7) (10) (11)	Business Services	L + 4.50%	6.83%	10/2/2023	28,670	28,359	28,670
Odyssey Logistics & Technology Corporation (2) (3) (4) (11)	Transportation: Cargo	L + 3.75%	5.84%	10/12/2024	19,900	19,809	19,900

Consolidated Schedule of Investments as of June 30, 2018 (unaudited)
Investments (1)	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value(6)
First Lien Debt (99.47% of fair value)
Output Services Group (2) (3) (4) (7) (10)	Media: Advertising, Printing & Publishing	L + 4.25%	6.34%	3/26/2024	$12,405	$12,333	$12,430
PAI Holdco, Inc. (Parts Authority) (2) (3) (4) (7) (10) (11)	Automotive	L + 4.25%	6.58%	1/5/2025	16,523	16,426	16,499
Paradigm Acquisition Corp. (2) (3) (4) (11)	Business Services	L + 4.25%	6.70%	10/12/2024	23,383	23,329	23,383
Park Place Technologies, Inc. (2) (3) (4)	High Tech Industries	L + 4.00%	6.09%	3/29/2025	15,000	14,926	15,002
Pasternack Enterprises, Inc. (Infinite RF) (2) (3) (4)	Capital Equipment	L + 5.00%	7.09%	5/27/2022	20,126	20,040	20,126
Pharmalogic Holdings Corp. (2) (3) (4) (10)	Healthcare & Pharmaceuticals	L + 4.00%	6.09%	6/11/2023	7,052	7,028	7,052
Ping Identity Corporation (2) (3) (4)	High Tech Industries	L + 3.75%	5.84%	1/25/2025	5,000	4,981	5,006
Premier Senior Marketing, LLC (2) (3) (4) (11)	Banking, Finance, Insurance & Real Estate	L + 5.00%	7.09%	7/1/2022	15,753	15,650	15,700
Propel Insurance Agency, LLC (2) (3) (4) (7) (10)	Banking, Finance, Insurance & Real Estate	L + 4.50%	6.59%	6/1/2024	21,190	20,596	20,827
PSI Services LLC (2) (3) (4) (7) (10) (11)	Business Services	L + 5.00%	7.09%	1/20/2023	30,070	29,574	29,758
Q Holding Company (2) (3) (4) (11)	Automotive	L + 5.00%	7.09%	12/18/2021	17,188	17,141	17,159
QW Holding Corporation (Quala) (2) (3) (4) (7) (10) (11)	Environmental Industries	L + 6.75%	8.73%	8/31/2022	9,754	9,323	9,290
Radiology Partners, Inc. (2) (3) (4) (7) (10)	Healthcare & Pharmaceuticals	L + 5.75%	7.84%	12/4/2023	29,035	28,755	29,633
Restaurant Technologies, Inc. (2) (3) (4) (11)	Retail	L + 4.75%	7.07%	11/23/2022	17,281	17,156	17,281
Situs Group Holdings Corporation (2) (3) (4)	Banking, Finance, Insurance & Real Estate	L + 4.50%	6.59%	2/26/2023	11,970	11,955	11,980
Sovos Brands Intermediate, Inc. (2) (3) (4) (7) (10) (11)	Beverage, Food & Tobacco	L + 4.50%	6.67%	7/18/2024	21,459	21,315	20,817
Superion, LLC (fka Ramundsen Public Sector, LLC) (2) (3) (4) (11)	Sovereign & Public Finance	L + 4.25%	6.34%	2/1/2024	3,950	3,934	3,941
Surgical Information Systems, LLC (2) (3) (4) (9) (11)	High Tech Industries	L + 4.85%	6.94%	4/24/2023	27,708	27,475	27,608
Systems Maintenance Services Holding, Inc. (2) (3) (4) (11)	High Tech Industries	L + 5.00%	7.09%	10/28/2023	24,133	24,009	19,065
T2 Systems Canada, Inc. (2) (3) (4)	Transportation: Consumer	L + 6.75%	8.84%	9/28/2022	2,659	2,608	2,664
T2 Systems, Inc. (2) (3) (4) (7) (10) (11)	Transportation: Consumer	L + 6.75%	8.84%	9/28/2022	15,852	15,532	15,880
The Original Cakerie, Ltd. (Canada) (2) (3) (4) (7) (10)	Beverage, Food & Tobacco	L + 4.50%	6.56%	7/20/2022	6,773	6,725	6,760
The Original Cakerie, Co. (Canada) (2) (3) (4) (11)	Beverage, Food & Tobacco	L + 5.00%	7.09%	7/20/2022	9,087	9,029	9,075
ThoughtWorks, Inc. (2) (3) (4) (7) (10) (11)	Business Services	L + 4.00%	6.09%	10/12/2024	10,286	10,249	10,342
U.S. Acute Care Solutions, LLC (2) (3) (4) (11)	Healthcare & Pharmaceuticals	L + 5.00%	7.09%	5/15/2021	31,748	31,554	31,214
U.S. TelePacific Holdings Corp. (2) (3) (4) (11)	Telecommunications	L + 5.00%	7.33%	5/2/2023	28,668	28,416	28,232
Upstream Intermediate, LLC (2) (3) (4) (7) (10)	Healthcare & Pharmaceuticals	L + 4.50%	6.55%	1/3/2024	18,803	18,710	18,803
Valicor Environmental Services, LLC (2) (3) (4) (7) (10) (11)	Environmental Industries	L + 5.00%	7.05%	6/1/2023	26,781	26,348	26,721
WIRB - Copernicus Group, Inc. (2) (3) (4) (7) (10) (11)	Healthcare & Pharmaceuticals	L + 4.25%	6.34%	8/12/2022	16,559	16,450	16,444
WRE Holding Corp. (2) (3) (4) (7) (10) (11)	Environmental Industries	L + 4.75%	6.84%	1/3/2023	7,188	7,105	7,096
Zywave, Inc. (2) (3) (4) (7) (10) (11)	High Tech Industries	L + 5.00%	7.34%	11/17/2022	17,536	17,386	17,536

Consolidated Schedule of Investments as of June 30, 2018 (unaudited)
Investments (1)	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value(6)
First Lien Debt Total						$1,129,009	$1,130,095
Second Lien Debt (0.53% of fair value)
Paradigm Acquisition Corp. (2) (3) (11)	Business Services	L + 8.50%	10.97%	10/12/2025	$4,800	$4,755	$4,860
Superion, LLC (fka Ramundsen Public Sector, LLC) (2) (3) (11)	Sovereign & Public Finance	L + 8.50%	10.59%	2/1/2025	200	198	200
Zywave, Inc. (2) (3) (11)	High Tech Industries	L + 9.00%	11.33%	11/17/2023	1,050	1,037	1,061
Second Lien Debt Total						$5,990	$6,121
Total Investments						$1,134,999	$1,136,216

(1)
Unless otherwise indicated, issuers of investments held by Credit Fund are domiciled in the United States. As of June 30, 2018, the geographical composition of investments as a percentage of fair value was 1.39% in Canada and 98.61% in the United States. Certain portfolio company investments are subject to contractual restrictions on sales.

(2)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, Credit Fund has indicated the reference rate used and provided the spread and the interest rate in effect as of June 30, 2018. As of June 30, 2018, the reference rates for Credit Fund’s variable interest loans were the 30-day LIBOR at 2.09%, the 90-day LIBOR at 2.34% and the 180-day LIBOR rate at 2.50%.

(3)	Loan includes interest rate floor feature which is generally 1.00%.

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

(10)	As of June 30, 2018, Credit Fund had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

First Lien Debt—unfunded delayed draw and revolving term loans commitments	Type	Unused Fee	Par/ Principal Amount	Fair Value
Advanced Instruments, LLC	Revolver	0.50%	$1,333	$(7)
Ahead, LLC	Revolver	0.50	4,211	(2)
AQA Acquisition Holding, Inc.	Revolver	0.50	2,459	—
Borchers, Inc.	Revolver	0.50	1,936	(2)
Clearent Newco, LLC	Delayed Draw	1.00	6,000	(43)
Clearent Newco, LLC	Revolver	0.50	1,520	(11)
DecoPac, Inc.	Revolver	0.50	1,907	—
Executive Consulting Group, LLC.	Revolver	0.50	2,368	(9)
HMT Holding Inc.	Revolver	0.50	3,457	—
J.S. Held LLC	Delayed Draw	1.00	1,044	—
Jensen Hughes, Inc.	Delayed Draw	1.00	3,143	12
Jensen Hughes, Inc.	Revolver	0.50	1,636	6
MAG DS Corp.	Revolver	0.50	5,000	(14)
MSHC, Inc.	Delayed Draw	—	15,185	(3)
North American Dental Management, LLC	Delayed Draw	1.00	7,980	(38)
North American Dental Management, LLC	Revolver	0.50	2,727	(13)
North Haven CA Holdings, Inc. (CoAdvantage)	Revolver	0.50	6,114	—
Output Services Group	Delayed Draw	4.25	2,564	4
PAI Holdco, Inc. (Parts Authority)	Delayed Draw	1.00	3,286	(4)
Pharmalogic Holdings Corp.	Revolver	0.50	2,947	—
Propel Insurance Agency, LLC	Delayed Draw	0.50	7,143	(86)
Propel Insurance Agency, LLC	Revolver	0.50	1,667	(20)
PSI Services LLC	Revolver	0.50	754	(8)
QW Holding Corporation (Quala)	Delayed Draw	1.00	7,515	(153)
QW Holding Corporation (Quala)	Revolver	0.50	5,498	(112)
Radiology Partners, Inc.	Revolver	0.50	841	17
Sovos Brands Intermediate, Inc.	Revolver	0.50	3,378	(88)
T2 Systems, Inc.	Revolver	0.50	1,173	2
The Original Cakerie, Ltd. (Canada)	Revolver	0.50	1,365	(2)
ThoughtWorks, Inc.	Delayed Draw	2.00	1,714	8
Upstream Intermediate, LLC	Revolver	0.50	1,151	—
Valicor Environmental Services, LLC	Revolver	0.50	2,838	(6)
WIRB - Copernicus Group, Inc.	Delayed Draw	1.00	7,200	(33)
WIRB - Copernicus Group, Inc.	Revolver	0.50	1,000	(5)
WRE Holding Corp.	Delayed Draw	1.06	2,336	(22)
WRE Holding Corp.	Revolver	0.50	412	(4)
Zywave, Inc.	Revolver	0.50	1,148	—
Total unfunded commitments			$123,950	$(636)

(11)
Denotes that all or a portion of the assets are owned by the 2017-1 Issuer and secure the notes issued in connection with a $399,900 term debt securitization completed by Credit Fund on December 19, 2017 (the “2017-1 Debt Securitization”). Accordingly, such assets are not available to creditors of Credit Fund or Credit Fund Sub.

Consolidated Schedule of Investments as of December 31, 2017
Investments (1)	Industry	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
First Lien Debt (99.39% of fair value)
Acrisure, LLC (2)(3)(4)(11)	Banking, Finance, Insurance & Real Estate	L + 4.25% (1.00% Floor)	11/22/2023	$21,097	$21,055	$21,291
Advanced Instruments, LLC (2)(3)(4)(7)(10)(11)(13)	Healthcare & Pharmaceuticals	L + 5.25% (1.00% Floor)	10/31/2022	11,910	11,793	11,910
Alpha Packaging Holdings, Inc. (2)(3)(4)(13)	Containers, Packaging & Glass	L + 4.25% (1.00% Floor)	5/12/2020	16,860	16,812	16,860
AM Conservation Holding Corporation (2)(3)(4)(13)	Energy: Electricity	L + 4.50% (1.00% Floor)	10/31/2022	38,700	38,433	38,553
AMS Finco, S.A.R.L. (Alexander Mann Solutions) (United Kingdom) (2)(3)(4)(11)(13)	Business Services	L + 5.50% (1.00% Floor)	5/26/2024	24,875	24,646	24,875
Anaren, Inc. (2)(3)(4)	Telecommunications	L + 4.50% (1.00% Floor)	2/18/2021	9,993	9,971	9,993
AQA Acquisition Holding, Inc. (2)(3)(4)(7)(10)(13)	High Tech Industries	L + 4.50% (1.00% Floor)	5/24/2023	27,403	27,288	27,403
Big Ass Fans, LLC (2)(3)(4)(13)	Capital Equipment	L + 4.25% (1.00% Floor)	5/21/2024	8,000	7,964	8,010
Borchers, Inc. (2)(3)(4)(7)(10)(13)	Chemicals, Plastics & Rubber	L + 4.50% (1.00% Floor)	11/1/2024	15,748	15,694	15,665
Brooks Equipment Company, LLC (2)(3)(4)(13)	Construction & Building	L + 5.00% (1.00% Floor)	8/29/2020	7,061	7,045	7,061
DBI Holding LLC (2)(3)(4)(11)(13)	Transportation: Cargo	L + 5.25% (1.00% Floor)	8/1/2021	19,800	19,659	19,833
DecoPac, Inc. (2)(3)(4)(7)(10)(13)	Non-durable Consumer Goods	L + 4.25% (1.00% Floor)	9/29/2024	13,414	13,270	13,415
Dent Wizard International Corporation (2)(3)(4)(11)	Automotive	L + 4.75% (1.00% Floor)	4/7/2020	24,502	24,382	24,475
DTI Holdco, Inc. (2)(3)(4)(11)(13)	High Tech Industries	L + 5.25% (1.00% Floor)	9/30/2023	19,750	19,575	19,663
EIP Merger Sub, LLC (Evolve IP) (2)(3)(4)(8)(11)(13)	Telecommunications	L + 6.25% (1.00% Floor)	6/7/2022	22,663	22,127	22,153
EIP Merger Sub, LLC (Evolve IP) (2)(3)(9)(11)(13)	Telecommunications	L + 6.25% (1.00% Floor)	6/7/2022	1,500	1,462	1,470
Empower Payments Acquisitions, Inc. (2)(3)(4)(13)	Media: Advertising, Printing & Publishing	L + 5.50% (1.00% Floor)	11/30/2023	17,325	17,018	17,325
FCX Holdings Corp. (2)(3)(4)(11)	Capital Equipment	L + 4.50% (1.00% Floor)	8/4/2020	18,491	18,438	18,512
Golden West Packaging Group LLC (2)(3)(4)(11)(13)	Containers, Packaging & Glass	L + 5.25% (1.00% Floor)	6/20/2023	20,895	20,709	20,895
HMT Holding Inc. (2)(3)(4)(7)(10)(13)	Energy: Oil & Gas	L + 4.50% (1.00% Floor)	11/17/2023	35,062	34,387	34,709
J.S. Held LLC (2)(3)(4)(7)(10)(13)	Banking, Finance, Insurance & Real Estate	L + 5.50% (1.00% Floor)	9/27/2023	18,204	18,018	18,144
Jensen Hughes, Inc. (2)(3)(4)(7)(10)(11)(13)	Utilities: Electric	L + 5.00% (1.00% Floor)	12/4/2021	20,963	20,784	20,963
Kestra Financial, Inc. (2)(3)(4)(13)	Banking, Finance, Insurance & Real Estate	L + 5.25% (1.00% Floor)	6/24/2022	17,206	17,009	17,203
Mold-Rite Plastics, LLC (2)(3)(4)(11)	Chemicals, Plastics & Rubber	L + 4.50% (1.00% Floor)	12/14/2021	15,000	14,946	14,993
MSHC, Inc. (2)(3)(4)(13)	Construction & Building	L + 4.25% (1.00% Floor)	7/31/2023	10,000	9,957	10,032
North American Dental Management, LLC (2)(3)(4)(7)(10)(11)(13)	Healthcare & Pharmaceuticals	L + 5.00% (1.00% Floor)	7/7/2023	23,978	23,157	23,577
North Haven CA Holdings, Inc. (CoAdvantage) (2)(3)(4)(7)(10)(13)	Business Services	L + 4.50% (1.00% Floor)	10/2/2023	31,565	31,237	31,436
Odyssey Logistics & Technology Corporation (2)(3)(4)(11)(13)	Transportation: Cargo	L + 4.25% (1.00% Floor)	10/12/2024	20,000	19,906	19,998
PAI Holdco, Inc. (Parts Authority) (2)(3)(4)(7)(10)(11)(13)	Automotive	L + 4.75% (1.00% Floor)	12/30/2022	16,564	16,459	16,515
Paradigm Acquisition Corp. (2)(3)(4)(13)	Business Services	L + 4.25% (1.00% Floor)	10/12/2024	23,500	23,445	23,554

Consolidated Schedule of Investments as of December 31, 2017
Investments (1)	Industry	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
First Lien Debt (99.39% of fair value)
Pasternack Enterprises, Inc. (Infinite RF) (2)(3)(4)(11)	Capital Equipment	L + 5.00% (1.00% Floor)	5/27/2022	$20,228	$20,134	$20,174
Premier Senior Marketing, LLC (2)(3)(4)(11)(13)	Banking, Finance, Insurance & Real Estate	L + 5.00% (1.00% Floor)	7/1/2022	11,675	11,606	11,628
PSI Services LLC (2)(3)(4)(7)(10)(11)(13)	Business Services	L + 5.00% (1.00% Floor)	1/20/2023	30,676	30,171	30,082
Q Holding Company (2)(3)(4)(13)	Automotive	L + 5.00% (1.00% Floor)	12/18/2021	17,277	17,227	17,277
QW Holding Corporation (Quala) (2)(3)(4)(7)(10)(11)(13)	Environmental Industries	L + 6.75% (1.00% Floor)	8/31/2022	11,453	10,879	10,933
Radiology Partners, Inc. (2)(3)(4)(7)(10)(12)	Healthcare & Pharmaceuticals	L + 5.75% (1.00% Floor)	12/4/2023	25,793	25,494	25,642
Restaurant Technologies, Inc. (2)(3)(4)(11)(13)	Retail	L + 4.75% (1.00% Floor)	11/23/2022	17,369	17,241	17,219
Sovos Brands Intermediate, Inc. (2)(3)(4)(7)(10)(13)	Beverage, Food & Tobacco	L + 4.50% (1.00% Floor)	7/18/2024	21,568	21,419	21,633
Superion (fka Ramundsen Public Sector, LLC) (2)(3)(4)(13)	Sovereign & Public Finance	L + 4.25% (1.00% Floor)	2/1/2024	3,970	3,955	4,000
Surgical Information Systems, LLC (2)(3)(4)(9)(11)(13)	High Tech Industries	L + 5.00% (1.00% Floor)	4/24/2023	30,000	29,728	30,075
Systems Maintenance Services Holding, Inc. (2)(3)(4)(11)(13)	High Tech Industries	L + 5.00% (1.00% Floor)	10/28/2023	24,255	24,126	20,617
T2 Systems Canada, Inc. (2)(3)(4)	Transportation: Consumer	L + 6.75% (1.00% Floor)	9/28/2022	2,673	2,617	2,634
T2 Systems, Inc. (2)(3)(4)(7)(10)(13)	Transportation: Consumer	L + 6.75% (1.00% Floor)	9/28/2022	15,929	15,577	15,679
Teaching Strategies, LLC (2)(3)(4)(7)(10)(11)(13)	Media: Advertising, Printing & Publishing	L + 4.75% (1.00% Floor)	2/27/2023	17,964	17,803	17,952
The Original Cakerie, Ltd. (Canada) (2)(3)(4)(7)(10)(11)	Beverage, Food & Tobacco	L + 5.00% (1.00% Floor)	7/20/2021	6,939	6,879	6,922
The Original Cakerie, Co. (Canada) (2)(3)(11)(13)	Beverage, Food & Tobacco	L + 5.50% (1.00% Floor)	7/20/2021	3,585	3,572	3,579
ThoughtWorks, Inc. (2)(3)(11)(13)	Business Services	L + 4.50% (1.00% Floor)	10/12/2024	8,000	7,980	8,032
U.S. Acute Care Solutions, LLC (2)(3)(4)(13)	Healthcare & Pharmaceuticals	L + 5.00% (1.00% Floor)	5/15/2021	32,030	31,808	31,537
U.S. TelePacific Holdings Corp. (2)(3)(4)(13)	Telecommunications	L + 5.00% (1.00% Floor)	5/2/2023	29,850	29,566	28,581
Valicor Environmental Services, LLC (2)(3)(4)(7)(10)(11)(13)	Environmental Industries	L + 5.00% (1.00% Floor)	6/1/2023	27,047	26,576	26,984
WIRB - Copernicus Group, Inc. (2)(3)(4)(13)	Healthcare & Pharmaceuticals	L + 5.00% (1.00% Floor)	8/12/2022	14,838	14,780	14,838
WRE Holding Corp. (2)(3)(4)(7)(10)(11)(13)	Environmental Industries	L + 4.75% (1.00% Floor)	1/3/2023	5,367	5,283	5,279
Zest Holdings, LLC (2)(3)(4)(11)	Durable Consumer Goods	L + 4.25% (1.00% Floor)	8/16/2023	19,152	19,107	19,272
Zywave, Inc. (2)(3)(4)(7)(10)(13)	High Tech Industries	L + 5.00% (1.00% Floor)	11/17/2022	17,663	17,508	17,663
First Lien Debt Total					$977,682	$978,718

Second Lien Debt (0.61% of fair value)
Paradigm Acquisition Corp. (2)(3)(12)(13)	Business Services	L + 8.50% (1.00% Floor)	10/12/2025	$4,800	$4,753	$4,792
Superion, LLC (fka Ramundsen Public Sector, LLC) (2)(3)(13)	Sovereign & Public Finance	L + 8.50% (1.00% Floor)	2/1/2025	200	198	202
Zywave, Inc. (2)(3)(13)	High Tech Industries	L + 9.00% (1.00% Floor)	11/17/2023	1,050	1,036	1,061
Second Lien Debt Total					$5,987	$6,055
Total Investments					$983,669	$984,773

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

Below is certain summarized consolidated financial information for Credit Fund as of June 30, 2018 and December 31, 2017, respectively. Credit Fund commenced operations in May 2016.

	June 30, 2018	December 31, 2017
	(unaudited)
Selected Consolidated Balance Sheet Information
ASSETS
Investments, at fair value (amortized cost of $1,134,999 and $983,669, respectively)	$1,136,216	$984,773
Cash and other assets	56,319	26,441
Total assets	$1,192,535	$1,011,214
LIABILITIES AND MEMBERS’ EQUITY
Secured borrowings	$450,950	$377,686
2017-1 Notes payable, net of unamortized debt issuance costs of $1,949 and $2,051, respectively	347,250	348,938
Mezzanine loans	114,000	85,750
Other liabilities	92,325	25,308
Subordinated loans and members’ equity	188,010	173,532
Liabilities and members’ equity	$1,192,535	$1,011,214

	For the three month periods ended		For the six month periods ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Selected Consolidated Statement of Operations Information:
Total investment income	$20,480	$10,706	$38,391	$18,888
Expenses
Interest and credit facility expenses	13,101	6,922	23,757	12,395
Other expenses	380	367	769	685
Total expenses	13,481	7,289	24,526	13,080
Net investment income (loss)	6,999	3,417	13,865	5,808
Net realized gain (loss) on investments	—	—	—	—
Net change in unrealized appreciation (depreciation) on investments	(2,922)	450	113	1,187
Net increase (decrease) resulting from operations	$4,077	$3,867	$13,978	$6,995
Debt
Credit Fund Facility
On June 24, 2016, Credit Fund entered into the Credit Fund Facility with the Company pursuant to which Credit Fund may from time to time request mezzanine loans from us, which was subsequently amended on June 5, 2017, October 2, 2017, November 3, 2017, June 22, 2018 and June 29, 2018. The maximum principal amount of the Credit Fund Facility is $175,000. The maturity date of the Credit Fund Facility is June 22, 2018. Amounts borrowed under the Credit Fund Facility bear interest at a rate of LIBOR plus 9.00%.
During the three month periods ended June 30, 2018 and 2017, there were mezzanine loan borrowings of $25,300 and $38,500, respectively, and repayments of $18,900 and $11,444, respectively, under the Credit Fund Facility. During the six month periods ended June 30, 2018 and 2017, there were mezzanine loan borrowings of $47,150 and $84,160, respectively, and repayments of $18,900 and $33,444, respectively, under the Credit Fund Facility. As of June 30, 2018 and December 31, 2017, there were $114,000 and $85,750 in mezzanine loans outstanding, respectively.
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
During the three month periods ended June 30, 2018 and 2017, there were secured borrowings of $41,300 and $178,570, respectively, and repayments of $20,966 and $0, respectively, under the Credit Fund Sub Facility. During the six month periods ended June 30, 2018 and 2017, there were secured borrowings of $109,265 and $297,405, respectively, and repayments of $36,001 and $0, respectively, under the Credit Fund Sub Facility. As of June 30, 2018 and December 31, 2017, there was $450,950 and $377,686 in secured borrowings outstanding, respectively.
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
As of June 30, 2018 and December 31, 2017, the Company had $27,928 and $32,039, respectively, in cash and cash equivalents. The Facilities consisted of the following as of June 30, 2018 and December 31, 2017:

	June 30, 2018
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
SPV Credit Facility	$400,000	$255,605	$144,395	$43,162
Credit Facility	413,000	329,500	83,500	83,500
Total	$813,000	$585,105	$227,895	$126,662

	December 31, 2017
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
SPV Credit Facility	$400,000	$287,393	$112,607	$27,147
Credit Facility	413,000	275,500	137,500	137,500
Total	$813,000	$562,893	$250,107	$164,647

(1)	The unused portion is the amount upon which commitment fees are based.

(2)	Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.

The following were the carrying values (before debt issuance costs) and fair values of the Company’s 2015-1 Notes as of June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Aaa/AAA Class A-1A Notes	$160,000	$160,000	$160,000	$160,064
Aaa/AAA Class A-1B Notes	40,000	40,000	40,000	40,020
Aaa/AAA Class A-1C Notes	27,000	27,000	27,000	27,014
Aa2 Class A-2 Notes	46,000	46,000	46,000	46,027
Total	$273,000	$273,000	$273,000	$273,125

As of June 30, 2018 and December 31, 2017, we had a combined $858,105 and $800,865, respectively, of outstanding consolidated indebtedness under our Facilities and 2015-1 Notes. Our annualized interest cost as of June 30, 2018 and December 31, 2017, was 3.98% and 3.52%, excluding fees (such as fees on undrawn amounts and amortization of upfront fees).
Equity Activity
On June 9, 2017, in connection with the NFIC Acquisition, the Company issued 434,233 shares of common stock valued at approximately $8,046. See Note 13 to the consolidated financial statements in Part I, Item 1 of this Form 10-Q for additional information regarding the NFIC Acquisition.
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
Shares issued as of June 30, 2018 and December 31, 2017 were 62,568,651 and 62,207,603, respectively.

The following table summarizes activity in the number of shares of our common stock outstanding during the six month periods ended June 30, 2018 and 2017:

	For the six month periods ended
	June 30, 2018	June 30, 2017
Shares outstanding, beginning of period	62,207,603	41,702,318
Common stock issued	—	19,692,360
Reinvestment of dividends	361,048	10,970
Shares outstanding, end of period	62,568,651	61,405,648
Contractual Obligations
A summary of our significant contractual payment obligations was as follows as of June 30, 2018 and December 31, 2017:

	SPV Credit Facility and Credit Facility		2015-1 Notes
Payment Due by Period	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Less than 1 Year	$—	$—	$—	$—
1-3 Years	—	—	—	—
3-5 Years	585,105	562,893	—	—
More than 5 Years	—	—	273,000	273,000
Total	$585,105	$562,893	$273,000	$273,000
As of June 30, 2018 and December 31, 2017, $255,605 and $287,393, respectively, of secured borrowings were outstanding under the SPV Credit Facility, $329,500 and $275,500, respectively, were outstanding under the Credit Facility and $273,000 of 2015-1 Notes were outstanding. For the three month and six month periods ended June 30, 2018, we incurred $8,709 and $16,524, respectively, of interest expense and $294 and $582, respectively, of unused commitment fees. For the three month and six month periods ended June 30, 2017, we incurred $5,738 and $10,772, respectively, of interest expense and $324 and $616, respectively, of unused commitment fees.
OFF BALANCE SHEET ARRANGEMENTS
In the ordinary course of our business, we enter into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in these consolidated financial statements as of June 30, 2018 and December 31, 2017 included in Part I, Item 1 of this Form 10-Q for any such exposure.
We have in the past and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments.
We had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Principal Amount as of
	June 30, 2018	December 31, 2017
Unfunded delayed draw commitments	$112,170	$78,991
Unfunded revolving term loan commitments	52,578	39,383
Total unfunded commitments	$164,748	$118,374
Pursuant to an undertaking by us in connection with the 2015-1 Debt Securitization, we agreed to hold on an ongoing basis Preferred Interests with an aggregate dollar purchase price at least equal to 5% of the aggregate outstanding amount of all collateral obligations by the 2015-1 Issuer for so long as any securities of the 2015-1 Issuer remains outstanding. As of June 30, 2018 and December 31, 2017, we were in compliance with this undertaking.
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
The following table summarizes our dividends declared during the two most recent fiscal years and the current fiscal year to-date:

Date Declared	Record Date	Payment Date	Per Share Amount
2016
March 10, 2016	March 14, 2016	April 22, 2016	$0.40
June 8, 2016	June 8, 2016	July 22, 2016	$0.40
September 28, 2016	September 28, 2016	October 24, 2016	$0.40
December 29, 2016	December 29, 2016	January 24, 2017	$0.41
December 29, 2016	December 29, 2016	January 24, 2017	$0.07	(1)
Total			$1.68
2017
March 20, 2017	March 20, 2017	April 24, 2017	$0.41
June 20, 2017	June 30, 2017	July 18, 2017	$0.37
August 7, 2017	September 29, 2017	October 18, 2017	$0.37
November 7, 2017	December 29, 2017	January 17, 2018	$0.37
December 13, 2017	December 29, 2017	January 17, 2018	$0.12	(1)
Total			$1.64
2018
March 29, 2018	March 29, 2018	April 17, 2018	$0.37
May 2, 2018	June 29, 2018	July 17, 2018	$0.37
August 6, 2018	September 28, 2018	October 17, 2018	$0.37
Total			$1.11

(1)	Represents a special dividend.
ASSET COVERAGE
In accordance with the Investment Company Act, a BDC is only allowed to borrow amounts such that its “asset coverage,” as defined in the Investment Company Act, satisfies the minimum asset coverage ratio specified in the Investment Company Act after such borrowing. “Asset coverage” generally refers to a company’s total assets, less all liabilities and indebtedness not represented by “senior securities,” as defined in the Investment Company Act, divided by total senior securities representing indebtedness and, if applicable, preferred stock. “Senior securities” for this purpose includes borrowings from banks or other lenders, debt securities and preferred stock.
Prior to March 23, 2018, BDCs were required to maintain a minimum asset coverage ratio of 200%. On March 23, 2018, an amendment to Section 61(a) of the Investment Company Act was signed into law to permit BDCs to reduce the minimum asset coverage ratio from 200% to 150%, so long as certain approval and disclosure requirements are satisfied. Under the 200% minimum asset coverage ratio, BDCs are permitted to borrow up to one dollar for investment purposes for every one dollar of investor equity, and under the 150% minimum asset coverage ratio, BDCs are permitted to borrow up to two dollars for investment purposes for every one dollar of investor equity. In other words, Section 61(a) of the 1940 Act, as amended, permits BDCs to potentially increase their debt-to-equity ratio from a maximum of 1 to 1 to a maximum of 2 to 1.
On April 9, 2018 and June 6, 2018, the Board of Directors, including a “required majority” (as such term is defined in Section 57(o) of the Investment Company Act), and the stockholders of the Company, respectively, approved the application to the Company of the 150% minimum asset coverage ratio set forth in Section 61(a)(2) of the 1940 Act. As a result, the minimum asset coverage ratio applicable to the Company was reduced from 200% to 150%, effective as of June 7, 2018, the first day after the Company's 2018 Annual Meeting.
As of June 30, 2018 and December 31, 2017, the Company had total senior securities of $858,105 and $800,865, respectively, consisting of secured borrowings under the Facilities and the 2015-1 Notes, and had asset coverage ratios of 230.73% and 234.86%, respectively. For a discussion of the principal risk factors associated with these senior securities, see Part II, Item 1A of this Form 10‑Q.
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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of June 30, 2018 and December 31, 2017.
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

•
Level 3—inputs to the valuation methodology are unobservable and significant to overall fair value measurement. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments that are included in this category generally include investments in privately-held entities and certain over-the-counter derivatives where the fair value is based on unobservable inputs.

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
Interest Rate Risk
As of June 30, 2018, on a fair value basis, approximately 0.8% of our debt investments bear interest at a fixed rate and approximately 99.2% of our debt investments bear interest at a floating rate, which primarily are subject to interest rate floors. Interest rates on the investments held within our portfolio of investments are typically based on floating LIBOR, with many of these investments also having a LIBOR floor. Additionally, our Facilities are also subject to floating interest rates and are currently paid based on floating LIBOR rates.
Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our income in the future.
The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. Interest income is calculated as revenue from interest generated from our settled portfolio of debt investments held as of June 30, 2018 and December 31, 2017, excluding structured finance obligations and Credit Fund. These hypothetical calculations are based on a model of the settled debt investments in our portfolio, excluding Credit Fund, held as of June 30, 2018 and December 31, 2017, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. Interest expense is calculated based on outstanding secured borrowings and 2015-1 Notes as of June 30, 2018 and December 31, 2017 and based on the terms of our Facilities and 2015-1 Notes. Interest expense on our Facilities and 2015-1 Notes is calculated using the interest rate as of June 30, 2018 and December 31, 2017, adjusted for the hypothetical changes in rates, as shown below. We intend to continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may impact significantly our net interest income.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.
Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2018 and December 31, 2017, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled debt investments (considering interest rate floors for variable rate instruments), excluding Credit Fund, and outstanding secured borrowings and 2015-1 Notes assuming no changes in our investment and borrowing structure:

	As of June 30, 2018			As of December 31, 2017
Basis Point Change	Interest Income	Interest Expense	Net Investment Income	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$50,923	$(24,933)	$25,990	$52,780	$(24,325)	$28,455
Up 200 basis points	$33,439	$(16,622)	$16,817	$35,187	$(16,217)	$18,970
Up 100 basis points	$16,974	$(8,311)	$8,663	$17,593	$(8,108)	$9,485
Down 100 basis points	$(16,845)	$8,311	$(8,534)	$(9,663)	$8,108	$(1,555)
Down 200 basis points	$(19,933)	$16,622	$(3,311)	$(9,850)	$13,380	$3,530
Down 300 basis points	$(20,130)	$18,604	$(1,526)	$(10,038)	$13,380	$3,342

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
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting during the three month period ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Prior to March 23, 2018, under the Investment Company Act, a BDC generally was not permitted to incur borrowings, issue debt securities or issue preferred stock unless immediately after the borrowing or issuance the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 200%. On March 23, 2018, an amendment to Section 61(a) of the 1940 Act was signed into law to permit BDCs to reduce the minimum asset coverage ratio from 200% to 150%, so long as certain approval and disclosure requirements are satisfied. Under the 200% minimum asset coverage ratio, BDCs are permitted to borrow up to one dollar for investment purposes for every one dollar of investor equity, and under the 150% minimum asset coverage ratio, BDCs are permitted to borrow up to two dollars for investment purposes for every one dollar of investor equity. In other words, Section 61(a) of the 1940 Act, as amended, permits BDCs to potentially increase their debt-to-equity ratio from a maximum of 1 to 1 to a maximum of 2 to 1.
On April 9, 2018 and June 6, 2018, the Board of Directors, including a “required majority” (as such term is defined in Section 57(o) of the Investment Company Act), and the stockholders of the Company, respectively, approved the application to the Company of the 150% minimum asset coverage ratio set forth in Section 61(a)(2) of the 1940 Act. As a result, the minimum asset coverage ratio applicable to the Company was reduced from 200% to 150%, effective as of June 7, 2018, the first day after the Company's 2018 Annual Meeting.
As a result, we may incur additional indebtedness in the future and you may face increased investment risk.
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
We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the Investment Company Act. In addition, we may seek to securitize certain of our loans. Under the provisions of the Investment Company Act, we are permitted, as a BDC, to issue senior securities only in amounts such that our asset coverage ratio, as defined in the Investment Company Act, equals at least 150% of total assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test, which may prohibit us from paying dividends and could prevent us from maintaining our status as a RIC or may prohibit us from repurchasing shares of our common stock. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Accordingly, any failure to satisfy this test could have a material adverse effect on our business, financial condition or results of operations. As of June 30, 2018, our asset coverage calculated in accordance with the Investment Company Act was 230.73%. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. Furthermore, as a result of issuing senior securities, our common stockholders would also be exposed to typical risks associated with increased leverage, including an increased risk of loss resulting from increased indebtedness.
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
Our Facilities and the 2015-1 Notes impose financial and operating covenants that restrict our business activities, remedies on default and similar matters. As of June 30, 2018, we were in material compliance with the operating and financial covenants of our Facilities and the 2015-1 Notes. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. Accordingly, although we believe we will continue to be in compliance, we cannot assure you that we will continue to comply with the covenants in our Facilities and the 2015-1 Notes. Failure to comply with these covenants could result in a default. If we were unable to obtain a waiver of a default from the lenders or holders of that indebtedness, as applicable, those lenders or holders could accelerate repayment under that indebtedness, which may result in cross-acceleration of other indebtedness. An acceleration could have a material adverse impact on our business, financial condition and results of operations. Lastly, we may be unable to obtain additional leverage, which would, in turn, affect our return on capital.
As of June 30, 2018, we had a combined $858.1 million of outstanding consolidated indebtedness under our Facilities and 2015-1 Notes. Our annualized interest cost as of June 30, 2018, was 4.39%, excluding fees (such as fees on undrawn amounts and amortization of upfront fees). Since we generally pay interest at a floating rate on our Facilities and 2015-1 Notes, an increase in interest rates will generally increase our borrowing costs.

The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns on our portfolio, net of expenses. The calculations in the table below are hypothetical, and actual returns may be higher or lower than those appearing in the table below.

	Effects of Leverage Based on the Actual Amount of Borrowings Incurred by the Company as of June 30, 2018
Assumed annual returns on the Company’s portfolio (net of expenses)	(10)%	(5)%	0%	5%	10%
Corresponding return to common stockholder (1)	(21.47)%	(12.41)%	(3.36)%	5.69%	14.75%

(1)
As of June 30, 2018, the Company had (i) $2.0 billion in total assets (ii) $858.1 million in outstanding indebtedness, (iii) $1.1 billion in net assets and (iv) a weighted average interest rate, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 4.39%.

Based on outstanding indebtedness of $858.1 million as of June 30, 2018, and the weighted average effective annual interest rate, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 4.39% as of that date, the Company’s investment portfolio at fair value would have had to produce an annual return of approximately 1.9% to cover annual interest payments on the outstanding debt.
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
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
On August 6, 2018, the Board of Directors approved a one-third (0.50%) reduction in the 1.50% annual base management fee rate charged by the Investment Adviser on assets financed using leverage in excess of 1.0x debt to equity. Effective July 1, 2018, the reduced annual fee of 1.00% applies to the average value of the Company's gross assets as of the end of the two most recently completed calendar quarters that exceeds the product of (i) 200% and (ii) the average value of the Company's net asset value at the end of the two most recently completed calendar quarters.
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

TCG BDC, INC.

Dated: August 7, 2018	By	/s/ Thomas M. Hennigan
Thomas M. Hennigan Chief Financial Officer (principal financial officer)