Form 10-Q
period 2018-09-30
TCG BDC, INC.
filed 2018-11-06
CIK 1544206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☐    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 6, 2018
Common stock, $0.01 par value	62,568,651

TCG BDC, INC.
INDEX

Part I.	Financial Information
Item 1.	Financial Statements
	Consolidated Statements of Assets and Liabilities as of September 30, 2018 (unaudited) and December 31, 2017	3
	Consolidated Statements of Operations for the three month and nine month periods ended September 30, 2018 (unaudited) and September 30, 2017 (unaudited)	4
	Consolidated Statements of Changes in Net Assets for the nine month periods ended September 30, 2018 (unaudited) and September 30, 2017 (unaudited)	5
	Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2018 (unaudited) and September 30, 2017 (unaudited)	6
	Consolidated Schedules of Investments as of September 30, 2018 (unaudited) and December 31, 2017	7
	Notes to Consolidated Financial Statements (unaudited)	27
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	64
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	94
Item 4.	Controls and Procedures	95
Part II.	Other Information
Item 1.	Legal Proceedings	96
Item 1A.	Risk Factors	96
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	98
Item 3.	Defaults Upon Senior Securities	98
Item 4.	Mine Safety Disclosures	98
Item 5.	Other Information	99
Item 6.	Exhibits	99
	Signatures	100

TCG BDC, INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollar amounts in thousands, except per share data)

	September 30, 2018	December 31, 2017
ASSETS	(unaudited)
Investments, at fair value
Investments—non-controlled/non-affiliated, at fair value (amortized cost of $1,820,646 and $1,782,488, respectively)	$1,781,621	$1,779,584
Investments—non-controlled/affiliated, at fair value (amortized cost of $13,595 and $16,273, respectively)	13,973	15,431
Investments—controlled/affiliated, at fair value (amortized cost of $224,001 and $172,251, respectively)	223,404	172,516
Total investments, at fair value (amortized cost of $2,058,242 and $1,971,012, respectively)	2,018,998	1,967,531
Cash and cash equivalents	112,911	32,039
Receivable for investment sold	—	7,022
Deferred financing costs	4,126	3,626
Interest receivable from non-controlled/non-affiliated investments	4,895	5,066
Interest receivable from non-controlled/affiliated investments	10	42
Interest and dividend receivable from controlled/affiliated investments	6,881	5,981
Prepaid expenses and other assets	20	76
Total assets	$2,147,841	$2,021,383
LIABILITIES
Secured borrowings (Note 6)	$554,299	$562,893
Notes payable, net of unamortized debt issuance costs of $3,292 and $1,947, respectively (Note 7)	445,908	271,053
Payable for investments purchased	—	9,469
Due to Investment Adviser	131	69
Interest and credit facility fees payable (Notes 6 and 7)	4,478	5,353
Dividend payable (Note 9)	23,150	30,481
Base management and incentive fees payable (Note 4)	12,992	13,098
Administrative service fees payable (Note 4)	116	95
Other accrued expenses and liabilities	2,025	1,568
Total liabilities	1,043,099	894,079
Commitments and contingencies (Notes 8 and 11)
NET ASSETS
Common stock, $0.01 par value; 200,000,000 shares authorized; 62,568,651 shares and 62,207,603 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	626	622
Paid-in capital in excess of par value	1,179,432	1,172,807
Offering costs	(1,633)	(1,618)
Total distributable earnings (loss)	(73,683)	(44,507)
Total net assets	$1,104,742	$1,127,304
NET ASSETS PER SHARE	$17.66	$18.12
The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollar amounts in thousands, except per share data)
(unaudited)

	For the three month periods ended		For the nine month periods ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$41,736	$34,684	$122,722	$93,564
Other income	1,925	1,318	6,410	7,900
Total investment income from non-controlled/non-affiliated investments	43,661	36,002	129,132	101,464
From non-controlled/affiliated investments:
Interest income	418	834	1,303	834
Total investment income from non-controlled/affiliated investments	418	834	1,303	834
From controlled/affiliated investments:
Interest income	3,401	3,012	9,230	7,333
Dividend income	3,800	2,800	11,550	5,860
Total investment income from controlled/affiliated investments	7,201	5,812	20,780	13,193
Total investment income	51,280	42,648	151,215	115,491
Expenses:
Base management fees (Note 4)	7,543	6,999	22,031	17,781
Incentive fees (Note 4)	5,449	5,321	16,763	15,459
Professional fees	869	361	2,590	1,957
Administrative service fees (Note 4)	179	184	550	522
Interest expense (Notes 6 and 7)	10,372	5,922	26,896	16,694
Credit facility fees (Note 6)	583	521	1,689	1,553
Directors’ fees and expenses	92	121	283	355
Other general and administrative	478	472	1,318	1,293
Total expenses	25,565	19,901	72,120	55,614
Waiver of base management fees (Note 4)	—	2,333	—	5,927
Net expenses	25,565	17,568	72,120	49,687
Net investment income (loss) before taxes	25,715	25,080	79,095	65,804
Excise tax expense	30	—	70	169
Net investment income (loss)	25,685	25,080	79,025	65,635
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments:
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	(4,633)	172	(2,987)	(7,724)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(14,795)	279	(36,121)	808
Non-controlled/affiliated investments	(76)	976	1,220	(976)
Controlled/affiliated investments	(101)	(964)	(862)	(526)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	(19,605)	463	(38,750)	(8,418)
Net increase (decrease) in net assets resulting from operations	$6,080	$25,543	$40,275	$57,217
Basic and diluted earnings per common share (Note 9)	$0.10	$0.41	$0.64	$1.15
Weighted-average shares of common stock outstanding—Basic and Diluted (Note 9)	62,568,651	61,840,100	62,546,168	49,915,318
The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollar amounts in thousands)
(unaudited)

	For the nine month periods ended
	September 30, 2018	September 30, 2017
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$79,025	$65,635
Net realized gain (loss) on investments	(2,987)	(7,724)
Net change in unrealized appreciation (depreciation) on investments	(35,763)	(694)
Net increase (decrease) in net assets resulting from operations	40,275	57,217
Capital transactions:
Common stock issued, net of offering and underwriting costs	(15)	365,505
Reinvestment of dividends	6,629	202
Dividends declared (Note 12)	(69,451)	(62,708)
Net increase (decrease) in net assets resulting from capital share transactions	(62,837)	302,999
Net increase (decrease) in net assets	(22,562)	360,216
Net assets at beginning of period	1,127,304	764,137
Net assets at end of period	$1,104,742	$1,124,353
The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollar amounts in thousands)
(unaudited)

	For the nine month periods ended
	September 30, 2018	September 30, 2017
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$40,275	$57,217
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	1,601	694
Net accretion of discount on investments	(8,636)	(8,403)
Paid-in-kind interest	(3,049)	(778)
Net realized (gain) loss on investments	2,987	7,724
Net change in unrealized (appreciation) depreciation on investments	35,763	694
Cost of investments purchased and change in payable for investments purchased	(632,498)	(1,011,782)
Proceeds from sales and repayments of investments and change in receivable for investments sold	551,819	541,111
Changes in operating assets:
Interest receivable	263	(3,138)
Dividend receivable	(960)	(1,475)
Prepaid expenses and other assets	(244)	(13)
Changes in operating liabilities:
Due to Investment Adviser	62	(113)
Interest and credit facility fees payable	(875)	1,193
Base management and incentive fees payable	(106)	1,829
Administrative service fees payable	21	(37)
Other accrued expenses and liabilities	(314)	290
Net cash provided by (used in) operating activities	(13,891)	(414,987)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering and underwriting costs	(15)	357,495
Borrowings on SPV Credit Facility and Credit Facility	681,650	597,450
Repayments of SPV Credit Facility and Credit Facility	(690,244)	(440,566)
Repayments of Debt Assumed from NFIC Acquisition	—	(42,128)
Proceeds from issuance of 2015-1R Notes	449,200	—
Redemption of 2015-1 Notes	(273,000)	—
Debt issuance costs paid	(2,675)	(968)
Dividends paid in cash	(70,153)	(59,636)
Net cash provided by (used in) financing activities	94,763	411,647
Net increase (decrease) in cash and cash equivalents	80,872	(3,340)
Cash and cash equivalents, beginning of period	32,039	38,489
Cash and cash equivalents, end of period	$112,911	$35,149
Supplemental disclosures:
Debt issuance costs payable	$771	$36
Interest paid during the period	$26,969	$15,423
Taxes, including excise tax, paid during the period	$105	$169
Dividends declared during the period	$69,451	$62,708
Reinvestment of dividends	$6,629	$202
Cost of investments received in the NFIC Acquisition from shares issued (Note 13)	$—	$(8,046)
Shares issued in consideration of NFIC Acquisition (Note 13)	$—	$8,046
Debt assumed from NFIC Acquisition (Note 13)	$—	$42,128
The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2018
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
First Lien Debt (78.64%)
Achilles Acquisition LLC (2) (3) (4) (5) (13) (15)	Banking, Finance, Insurance & Real Estate	L + 6.00%	8.24%	6/6/2017	6/6/2023	$51,738	$50,618	$52,262	4.73%
Advanced Instruments, LLC (2) (3) (4) (5) (13) (15)	Healthcare & Pharmaceuticals	L + 5.25%	7.35%	11/1/2016	10/31/2022	20,017	19,758	19,968	1.81
Aero Operating, LLC (Dejana Industries, Inc.) (2) (3) (4) (5) (13) (15)	Business Services	L + 7.25%	9.35%	1/5/2018	12/29/2022	2,796	2,769	2,797	0.25
Alpha Packaging Holdings, Inc. (2) (3) (4) (13)	Containers, Packaging & Glass	L + 4.25%	6.64%	6/26/2015	5/12/2020	2,874	2,872	2,874	0.26
Alpine SG, LLC (2) (3) (13)	High Tech Industries	L + 6.00%	8.34%	2/2/2018	11/16/2022	6,245	6,187	6,219	0.56
AMS Group HoldCo, LLC (2) (3) (4) (5) (13) (15)	Transportation: Cargo	L + 6.00%	8.39%	9/29/2017	9/29/2023	31,499	30,864	31,035	2.81
Analogic Corporation (2) (3) (4) (13) (15)	Healthcare & Pharmaceuticals	L + 6.00%	8.21%	6/22/2018	6/22/2024	35,337	34,596	34,954	3.16
Avenu Holdings, LLC (2) (3) (4) (5)	Sovereign & Public Finance	L + 5.25%	7.49%	9/28/2018	9/28/2024	39,154	38,474	38,716	3.50
BeyondTrust Software, Inc. (2) (3) (4) (13)	Software	L + 6.25%	8.60%	11/21/2017	11/21/2023	16,873	16,655	17,041	1.54
Brooks Equipment Company, LLC (2) (3) (4) (13)	Construction & Building	L + 5.00%	7.31%	6/26/2015	8/29/2020	2,502	2,493	2,502	0.23
Capstone Logistics Acquisition, Inc. (2) (3) (4) (13)	Transportation: Cargo	L + 4.50%	6.74%	6/26/2015	10/7/2021	14,306	14,230	14,306	1.29
Captive Resources Midco, LLC (2) (3) (4) (13) (15)	Banking, Finance, Insurance & Real Estate	L + 5.75%	7.99%	6/30/2015	12/18/2021	29,941	29,693	29,915	2.71
Central Security Group, Inc. (2) (3) (4) (13)	Consumer Services	L + 5.63%	7.87%	6/26/2015	10/6/2021	38,706	38,428	38,504	3.49
Chemical Computing Group ULC (Canada) (2) (3) (5) (8) (13) (15)	Software	L + 5.50%	7.74%	8/30/2018	8/30/2023	15,794	15,629	15,641	1.42
CIP Revolution Holdings, LLC (2) (3) (4) (5) (13) (15)	Media: Advertising, Printing & Publishing	L + 6.00%	8.24%	8/19/2016	8/19/2021	20,277	20,137	20,220	1.83
CircusTrix Holdings, LLC (2) (3) (4) (5) (13) (15)	Hotel, Gaming & Leisure	L + 5.50%	7.74%	2/2/2018	12/16/2021	9,235	9,019	9,174	0.83
Colony Hardware Corporation (2) (3) (4) (13)	Construction & Building	L + 6.00%	8.24%	9/4/2015	10/23/2021	23,999	23,781	23,918	2.17
Comar Holding Company, LLC (2) (3) (5) (13) (15)	Containers, Packaging & Glass	L + 5.25%	7.41%	6/18/2018	6/18/2024	27,152	26,493	26,839	2.43
Continuum Managed Services Holdco, LLC (2) (3) (4) (5) (13) (15)	High Tech Industries	L + 6.00%	8.24%	6/20/2017	6/8/2023	22,713	22,134	22,784	2.06
Dade Paper & Bag, LLC (2) (3) (4) (5) (13)	Forest Products & Paper	L + 7.50%	9.74%	6/9/2017	6/10/2024	49,375	48,565	49,128	4.45
Datto, Inc. (2) (3) (5) (13) (15)	High Tech Industries	L + 8.00%	10.15%	12/7/2017	12/7/2022	35,622	35,158	36,290	3.28
Dent Wizard International Corporation (2) (3) (4)	Automotive	L + 4.00%	6.23%	4/28/2015	4/7/2020	888	886	887	0.08
Derm Growth Partners III, LLC (Dermatology Associates) (2) (3) (4) (5) (13) (15)	Healthcare & Pharmaceuticals	L + 6.00%	8.39%	5/31/2016	5/31/2022	51,721	51,289	51,573	4.67
DermaRite Industries, LLC (2) (3) (5) (13) (15)	Healthcare & Pharmaceuticals	L + 7.00%	9.24%	3/3/2017	3/3/2022	22,274	22,027	21,779	1.97
Dimensional Dental Management, LLC (2) (3) (5) (12) (15)	Healthcare & Pharmaceuticals	L + 6.75%	8.99%	2/12/2016	2/12/2021	33,674	33,150	28,603	2.59
Direct Travel, Inc. (2) (3) (4) (5) (13) (15)	Hotel, Gaming & Leisure	L + 6.50%	8.84%	10/14/2016	12/1/2021	35,381	34,938	35,381	3.20

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2018
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
First Lien Debt (78.64%) (continued)
EIP Merger Sub, LLC (Evolve IP) (2) (3) (4) (5) (12) (13)	Telecommunications	L + 5.75%	7.99%	6/7/2016	6/7/2022	$36,093	$35,400	$35,469	3.21%
Emergency Communications Network, LLC (2) (3) (4) (5) (13)	Telecommunications	L + 6.25%	8.49%	6/1/2017	6/1/2023	24,687	24,503	24,493	2.22
Ensono, LP (2) (3) (13)	Telecommunications	L + 5.25%	7.49%	4/30/2018	6/27/2025	8,645	8,640	8,732	0.79
Frontline Technologies Holdings, LLC (2) (3) (5) (15)	Software	L + 6.50%	8.74%	9/18/2017	9/18/2023	38,902	38,531	38,529	3.49
FWR Holding Corporation (2) (3) (4) (5) (13) (15)	Beverage, Food & Tobacco	L + 5.75%	7.99%	8/21/2017	8/21/2023	41,185	40,165	41,304	3.74
Global Franchise Group, LLC (2) (3) (4) (13) (15)	Beverage, Food & Tobacco	L + 5.75%	7.99%	9/15/2017	12/18/2019	13,230	13,159	13,230	1.20
Green Energy Partners/Stonewall LLC (2) (3) (4) (13)	Energy: Electricity	L + 5.50%	7.89%	6/26/2015	11/13/2021	19,800	19,527	19,434	1.76
GRO Sub Holdco, LLC (Grand Rapids) (2) (3) (4) (5) (13) (15)	Healthcare & Pharmaceuticals	L + 6.00%	8.39%	2/28/2018	2/22/2024	7,416	7,210	7,032	0.64
Hummel Station LLC (2) (3) (4) (13)	Energy: Electricity	L + 6.00%	8.24%	2/3/2016	10/27/2022	14,963	14,299	14,364	1.30
Hydrofarm, LLC (2) (5)	Wholesale	L + 10.00% (30% cash/70% PIK)	12.16%	5/15/2017	5/12/2022	19,728	19,371	15,935	1.44
iCIMS, Inc. (2) (3) (5) (15)	Software	L + 6.50%	8.64%	9/12/2018	9/12/2024	20,025	19,601	19,806	1.79
Indra Holdings Corp. (Totes Isotoner) (2) (3) (5)	Non-durable Consumer Goods	L + 4.25%	6.49%	4/29/2014	5/1/2021	18,965	17,478	9,420	0.85
Innovative Business Services, LLC (2) (3) (5) (13) (15)	High Tech Industries	L + 5.50%	7.84%	4/5/2018	4/5/2023	16,348	15,804	15,986	1.45
Legacy.com Inc. (2) (3) (5) (12)	High Tech Industries	L + 6.00%	8.34%	3/20/2017	3/20/2023	17,000	16,685	17,151	1.55
Maravai Intermediate Holdings, LLC (2) (3) (5) (13)	Healthcare & Pharmaceuticals	L + 4.25%	6.38%	8/2/2018	8/2/2025	20,000	19,807	19,900	1.81
Metrogistics LLC (2) (3) (4) (13)	Transportation: Cargo	L + 6.50%	8.80%	12/13/2016	9/30/2022	17,633	17,455	17,566	1.59
Moxie Liberty LLC (2) (3) (4) (13)	Energy: Electricity	L + 6.50%	8.89%	10/16/2017	8/21/2020	9,899	9,151	9,290	0.84
National Carwash Solutions, Inc. (2) (3) (4) (5) (15)	Automotive	L + 6.00%	8.12%	8/7/2018	4/28/2023	5,917	5,724	5,789	0.52
National Technical Systems, Inc. (2) (3) (4) (5) (13) (15)	Aerospace & Defense	L + 6.25%	8.36%	6/26/2015	6/12/2021	26,283	26,039	25,503	2.31
NES Global Talent Finance US LLC (United Kingdom) (2) (3) (4) (8) (13)	Energy: Oil & Gas	L + 5.50%	7.84%	5/9/2018	5/11/2023	7,827	7,683	7,732	0.70
NMI AcquisitionCo, Inc. (2) (3) (4) (5) (13) (15)	High Tech Industries	L + 6.75%	8.99%	9/6/2017	9/6/2022	51,552	50,726	50,534	4.57
OnCourse Learning Corporation (2) (3) (4) (5) (13)	Consumer Services	L + 6.50%	8.83%	9/12/2016	9/12/2021	39,174	38,834	39,174	3.55
Payment Alliance International, Inc. (2) (3) (5) (12)	Business Services	L + 6.05%	8.53%	9/15/2017	9/15/2021	24,055	23,628	24,154	2.19
Plano Molding Company, LLC (2) (3) (5)	Hotel, Gaming & Leisure	L + 7.50%	9.67%	5/1/2015	5/12/2021	14,939	14,749	13,792	1.25
PPT Management Holdings, LLC (2) (3) (5)	Healthcare & Pharmaceuticals	L + 7.50% (100% PIK)	9.69%	12/15/2016	12/16/2022	26,004	25,851	21,945	1.99
PricewaterhouseCoopers Public Sector LLP (2) (3) (15)	Aerospace & Defense	L + 3.25%	4.51%	5/1/2018	5/1/2023	—	(135)	(94)	(0.01)

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2018
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
First Lien Debt (78.64%) (continued)
Prime Risk Partners, Inc. (2) (3) (5) (15)	Banking, Finance, Insurance & Real Estate	L + 5.00%	7.39%	8/15/2017	8/13/2023	$1,932	$1,892	$1,907	0.17%
Prime Risk Partners, Inc. (2) (3) (5) (12) (15)	Banking, Finance, Insurance & Real Estate	L + 5.00%	7.39%	8/15/2017	8/13/2023	24,389	23,887	24,022	2.17
Product Quest Manufacturing, LLC (2) (3) (5) (15)	Containers, Packaging & Glass	L + 6.75%	10.00%	9/21/2017	3/31/2019	4,051	4,051	4,051	0.37
Product Quest Manufacturing, LLC (2) (3) (5) (10) (12)	Containers, Packaging & Glass	L + 5.75%	7.84%	9/9/2015	9/9/2020	33,000	32,270	—	—
Prowler Acquisition Corp. (Pipeline Supply and Service, LLC) (2) (3) (4) (13)	Wholesale	L + 4.50%	6.79%	12/1/2017	1/28/2020	14,791	14,368	14,756	1.34
PSI Services LLC (2) (3) (5)	Business Services	L + 5.00%	7.24%	9/19/2018	1/20/2023	4,546	4,484	4,511	0.41
QW Holding Corporation (Quala) (2) (3) (4) (5) (13)	Environmental Industries	L + 6.75%	8.85%	8/31/2016	8/31/2022	36,271	35,649	35,832	3.24
Smile Doctors, LLC (2) (3) (4) (5) (13) (15)	Healthcare & Pharmaceuticals	L + 5.75%	8.26%	10/6/2017	10/6/2022	15,573	15,444	15,550	1.41
SolAero Technologies Corp. (2) (3) (5) (10)	Telecommunications	L + 5.25%	6.51%	5/24/2016	12/10/2020	24,362	23,787	16,391	1.48
SolAero Technologies Corp. (2) (3) (5) (15)	Telecommunications	L + 7.25% cash, 4.00% PIK	13.51%	9/6/2018	10/31/2018	1,382	1,382	1,382	0.13
SPay, Inc. (2) (3) (4) (5) (13) (15)	Hotel, Gaming & Leisure	L + 5.75%	7.91%	6/15/2018	6/15/2024	19,909	19,325	19,540	1.77
Superior Health Linens, LLC (2) (3) (4) (5) (13) (15)	Business Services	L + 7.00%	9.24%	9/30/2016	9/30/2021	20,995	20,772	20,645	1.87
Surgical Information Systems, LLC (2) (3) (4) (5) (12) (13)	High Tech Industries	L + 4.85%	7.09%	4/24/2017	4/24/2023	27,708	27,487	27,495	2.49
T2 Systems Canada, Inc. (2) (3) (4)	Transportation: Consumer	L + 6.75%	8.99%	5/24/2017	9/28/2022	3,989	3,913	3,996	0.36
T2 Systems, Inc. (2) (3) (4) (5) (13) (15)	Transportation: Consumer	L + 6.75%	9.34%	9/28/2016	9/28/2022	32,400	31,808	32,423	2.94
The Hilb Group, LLC (2) (3) (5) (12) (15)	Banking, Finance, Insurance & Real Estate	L + 6.00%	9.38%	6/24/2015	6/24/2021	42,437	41,814	42,456	3.84
The Topps Company, Inc. (2) (3) (4) (13)	Non-durable Consumer Goods	L + 6.00%	8.39%	6/26/2015	10/2/2020	22,188	22,128	22,188	2.01
Trump Card, LLC (2) (3) (4) (5) (13) (15)	Transportation: Cargo	L + 5.50%	7.89%	6/26/2018	4/21/2022	7,605	7,558	7,561	0.68
TSB Purchaser, Inc. (Teaching Strategies, LLC) (2) (3) (4) (13) (15)	Media: Advertising, Printing & Publishing	L + 6.00%	8.33%	5/14/2018	5/14/2024	28,099	27,396	27,394	2.48
Tweddle Group, Inc. (2) (3) (5)	Media: Advertising, Printing & Publishing	L + 4.50%	6.66%	9/17/2018	9/17/2023	2,409	2,374	2,409	0.22
VRC Companies, LLC (2) (3) (4) (5) (13) (15)	Business Services	L + 6.50%	8.74%	3/31/2017	3/31/2023	45,521	44,661	45,521	4.12
Watchfire Enterprises, Inc. (2) (3) (13)	Media: Advertising, Printing & Publishing	L + 4.00%	6.39%	6/9/2017	10/2/2020	1,248	1,240	1,248	0.11
Westfall Technik, Inc. (2) (3) (5) (15)	Chemicals, Plastics & Rubber	L + 5.00%	7.33%	9/13/2018	9/13/2024	7,543	7,162	7,168	0.65
Winchester Electronics Corporation (2) (3) (4) (5) (13)	Capital Equipment	L + 6.50%	8.74%	10/14/2016	6/30/2022	38,147	37,944	38,147	3.45
Zemax Software Holdings, LLC (2) (3) (13) (15)	Software	L + 5.75%	7.99%	6/25/2018	6/25/2024	10,274	10,127	10,214	0.92

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2018
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
First Lien Debt (78.64%) (continued)
Zenith Merger Sub, Inc. (2) (3) (4) (5) (13) (15)	Business Services	L + 5.50%	7.89%	12/13/2017	12/13/2023	$11,377	$11,222	$11,369	1.03%
First Lien Debt Total							$1,634,873	$1,587,656	143.72%

Second Lien Debt (8.45%)
Access CIG, LLC (2) (5) (13) (15)	Business Services	L + 7.75%	9.99%	2/14/2018	2/27/2026	$2,593	$2,551	$2,563	0.23%
AmeriLife Group, LLC (2) (3) (5) (13)	Banking, Finance, Insurance & Real Estate	L + 8.75%	10.99%	7/9/2015	1/10/2023	22,000	21,703	22,000	1.99
Argon Medical Devices Holdings, Inc. (2) (3) (5) (13)	Healthcare & Pharmaceuticals	L + 8.00%	10.24%	11/2/2017	1/23/2026	7,500	7,467	7,547	0.68
Confie Seguros Holding II Co. (2) (3) (5) (13)	Banking, Finance, Insurance & Real Estate	L + 9.50%	11.74%	6/29/2015	5/8/2019	9,000	8,972	8,856	0.80
Drew Marine Group Inc. (2) (3) (4) (5) (13)	Chemicals, Plastics & Rubber	L + 7.00%	9.24%	11/19/2013	5/19/2021	12,500	12,486	12,455	1.13
Paradigm Acquisition Corp. (2) (3) (5)	Business Services	L + 8.50%	10.97%	10/6/2017	10/12/2025	9,600	9,512	9,696	0.88
Pathway Partners Vet Management Company LLC (2) (3) (5) (15)	Consumer Services	L + 8.00%	10.24%	10/4/2017	10/10/2025	15,355	15,187	15,077	1.36
Pharmalogic Holdings Corp. (2) (3) (5) (15)	Healthcare & Pharmaceuticals	L + 8.00%	10.24%	6/7/2018	12/11/2023	563	560	563	0.05
Project Accelerate Parent, LLC (2) (3) (5) (13)	Software	L + 8.50%	10.62%	1/2/2018	1/2/2026	22,500	21,975	22,642	2.05
Prowler Acquisition Corp. (Pipeline Supply and Service, LLC) (2) (3) (5)	Wholesale	L + 8.50%	10.83%	1/24/2014	7/28/2020	3,000	2,971	2,939	0.27
Q International Courier, LLC (2) (3) (5)	Transportation: Cargo	L + 8.25%	10.49%	9/19/2017	9/19/2025	18,750	18,406	18,864	1.71
Reladyne, Inc. (2) (3) (4) (5) (13)	Wholesale	L + 9.50%	11.84%	4/19/2018	1/21/2023	10,000	9,824	9,860	0.89
Santa Cruz Holdco, Inc. (2) (3) (5)	Non-durable Consumer Goods	L + 8.25%	10.59%	12/15/2017	12/13/2024	17,138	16,980	17,386	1.57
Ultimate Baked Goods MIDCO, LLC (Rise Baking) (2) (3) (5)	Beverage, Food & Tobacco	L + 8.00%	10.13%	8/9/2018	8/9/2026	8,333	8,172	8,209	0.75
Watchfire Enterprises, Inc. (2) (3) (5)	Media: Advertising, Printing & Publishing	L + 8.00%	10.31%	10/2/2013	10/2/2021	7,000	6,948	7,000	0.64
Zywave, Inc. (2) (3) (5)	High Tech Industries	L + 9.00%	11.31%	11/18/2016	11/17/2023	4,950	4,891	5,000	0.45
Second Lien Debt Total							$168,605	$170,657	15.45%

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2018
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (7)	Percentage of Net Assets
Equity Investments (1.15%) (5) (16)
ANLG Holdings, LLC	Healthcare & Pharmaceuticals	6/22/2018	879,689	$880	$880	0.08%
Avenu Holdings, LLC	Sovereign & Public Finance	9/28/2018	172,413	172	172	0.02
CIP Revolution Holdings, LLC	Media: Advertising, Printing & Publishing	8/19/2016	30,000	300	339	0.03
Dade Paper & Bag, LLC	Forest Products & Paper	6/9/2017	1,500,000	1,500	2,059	0.19
DecoPac, Inc.	Non-durable Consumer Goods	9/29/2017	1,500,000	1,500	1,559	0.14
Derm Growth Partners III, LLC (Dermatology Associates)	Healthcare & Pharmaceuticals	5/31/2016	1,000,000	1,000	1,793	0.16
GRO Sub Holdco, LLC (Grand Rapids)	Healthcare & Pharmaceuticals	3/29/2018	500,000	500	369	0.03
Legacy.com Inc.	High Tech Industries	3/20/2017	1,500,000	1,500	1,470	0.13
North Haven Goldfinch Topco, LLC	Containers, Packaging & Glass	6/18/2018	2,314,815	2,315	2,378	0.22
Power Stop Intermediate Holdings, LLC	Automotive	5/29/2015	7,150	369	1,918	0.17
Rough Country, LLC	Durable Consumer Goods	5/25/2017	754,775	755	1,143	0.10
SiteLock Group Holdings, LLC	High Tech Industries	4/5/2018	446,429	446	446	0.04
T2 Systems Parent Corporation	Transportation: Consumer	9/28/2016	555,556	556	805	0.07
Tailwind HMT Holdings Corp.	Energy: Oil & Gas	11/17/2017	2,000,000	2,000	2,564	0.23
THG Acquisition, LLC (The Hilb Group, LLC)	Banking, Finance, Insurance & Real Estate	6/24/2015	1,500,000	1,500	3,132	0.29
Tweddle Holdings, Inc.	Media: Advertising, Printing & Publishing	9/17/2018	17,208	—	—	—
Zenith American Holding, Inc.	Business Services	12/13/2017	1,561,644	1,562	1,968	0.18
Zillow Topco LP	Software	6/25/2018	312,500	313	313	0.03
Equity Investments Total				$17,168	$23,308	2.11%
Total investments—non-controlled/non-affiliated				$1,820,646	$1,781,621	161.28%

Investments—non-controlled/affiliated (5) (14)	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
First Lien Debt (0.69%)
TwentyEighty, Inc. - Revolver (2) (3) (15)	Business Services	L + 8.00%	10.26%	1/31/2017	3/21/2020	$—	$(4)	$—	—%
TwentyEighty, Inc. - (Term A Loans) (2) (3)	Business Services	L + 8.00%	10.39%	1/31/2017	3/21/2020	364	363	364	0.03
TwentyEighty, Inc. - (Term B Loans)	Business Services	N/A	8.00% (4.00% cash, 4.00% PIK)	1/31/2017	3/21/2020	6,923	6,761	6,784	0.61
TwentyEighty, Inc. - (Term C Loans)	Business Services	N/A	9.00% (0.25% cash, 8.75% PIK)	1/31/2017	3/21/2020	6,964	6,475	6,825	0.62
First Lien Debt Total							$13,595	$13,973	1.26%

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2018
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/affiliated (5) (14) (16)	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (7)	Percentage of Net Assets
Equity Investments (0.00%)
TwentyEighty Investors LLC	Business Services	1/31/2017	69,786	$—	$—	—%
Equity Investments Total				$—	$—	—%
Total investments—non-controlled/affiliated				$13,595	$13,973	1.26%

Investments—controlled/affiliated	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par Amount/ LLC Interest	Cost	Fair Value (7)	Percentage of Net Assets
Investment Fund (11.07%) (8)
Middle Market Credit Fund, LLC, Mezzanine Loan (2) (5) (9) (11)	Investment Fund	L + 9.00%	11.28%	6/30/2016	3/22/2019	$122,000	$122,000	$122,000	11.04%
Middle Market Credit Fund, LLC, Subordinated Loan and Member’s Interest (5) (11)	Investment Fund	N/A	0.001%	2/29/2016	3/1/2021	102,001	102,001	101,404	9.18
Investment Fund Total							$224,001	$223,404	20.22%
Total investments—controlled/affiliated							$224,001	$223,404	20.22%
Total investments							$2,058,242	$2,018,998	182.76%

(1)
Unless otherwise indicated, issuers of debt and equity investments held by TCG BDC, Inc. (together with its consolidated subsidiaries, “we,” “us,” “our,” “TCG BDC” or the “Company”) are domiciled in the United States. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of September 30, 2018, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of September 30, 2018, the Company is not an “affiliated person” of any of these portfolio companies. Certain portfolio company investments are subject to contractual restrictions on sales.

(2)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of September 30, 2018. As of September 30, 2018, the reference rates for our variable rate loans were the 30-day LIBOR at 2.26%, the 90-day LIBOR at 2.40% and the 180-day LIBOR at 2.60%.

(3)	Loan includes interest rate floor feature, which is generally 1.00%.

(4)
Denotes that all or a portion of the assets are owned by the Company’s wholly owned subsidiary, TCG BDC SPV LLC (the “SPV”). The SPV has entered into a senior secured revolving credit facility (as amended, the “SPV Credit Facility”). The lenders of the SPV Credit Facility have a first lien security interest in substantially all of the assets of the SPV (see Note 6, Borrowings). Accordingly, such assets are not available to creditors of the Company or Carlyle Direct Lending CLO 2015-1R LLC (formerly known as Carlyle GMS Finance MM CLO 2015-1 LLC) (the “2015-1 Issuer”).

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

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2018
(dollar amounts in thousands)
(unaudited)

(10)	Loan was on non-accrual status as of September 30, 2018.

(11)
Under the Investment Company Act, the Company is deemed to be an “affiliated person” of and “control” this investment fund because the Company owns more than 25% of the investment fund’s outstanding voting securities and/or has the power to exercise control over management or policies of such investment fund. See Note 5, Middle Market Credit Fund, LLC, for more details. Transactions related to investments in controlled affiliates for the nine month period ended September 30, 2018 were as follows:

Investments—controlled/affiliated	Fair Value as of December 31, 2017	Additions/Purchases	Reductions/Sales/ Paydowns	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of September 30, 2018	Dividend and Interest Income
Middle Market Credit Fund, LLC, Mezzanine Loan	$85,750	$74,150	$(37,900)	$—	$—	$122,000	$9,230
Middle Market Credit Fund, LLC, Subordinated Loan and Member’s Interest	86,766	15,500	—	—	(862)	101,404	11,550
Total investments—controlled/affiliated	$172,516	$89,650	$(37,900)	$—	$(862)	$223,404	$20,780

(12)
In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company is entitled to receive additional interest as a result of an agreement among lenders as follows: Dimensional Dental Management, LLC (4.53%), EIP Merger Sub, LLC (Evolve IP) (3.76%), Legacy.com Inc. (4.06%), Payment Alliance International Inc. (2.70%), Prime Risk Partners, Inc. (1.84%), Product Quest Manufacturing, LLC (3.55%), Surgical Information Systems, LLC (0.90%) and The Hilb Group, LLC (3.34%). Pursuant to the agreement among lenders in respect of this loan, this investment represents a first lien/last out loan, which has a secondary priority behind the first lien/first out loan with respect to principal, interest and other payments.

(13)
Denotes that all or a portion of the assets are owned by the 2015-1 Issuer and secure the notes issued in connection with a term debt securitization completed by the Company on June 26, 2015 (see Note 7, Notes Payable). Accordingly, such assets are not available to the creditors of the SPV or the Company.

(14)
Under the Investment Company Act, the Company is deemed an “affiliated person” of this portfolio company because the Company owns 5% or more of the portfolio company’s outstanding voting securities. Transactions related to investments in non-controlled affiliates for the nine month period ended September 30, 2018 were as follows:

Investments—non-controlled/affiliated	Fair Value as of December 31, 2017	Purchases/ Paid-in-kind interest	Sales/ Paydowns	Net Accretion of Discount	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair value as of September 30, 2018	Interest Income
TwentyEighty, Inc. - Revolver	$(20)	$—	$—	$2	$—	$18	$—	$3
TwentyEighty, Inc. - (Term A Loans)	3,760	—	(3,526)	18	—	112	364	252
TwentyEighty, Inc. - (Term B Loans)	6,360	207	—	60	—	157	6,784	473
TwentyEighty, Inc. - (Term C Loans)	5,331	442	—	119	—	933	6,825	575
TwentyEighty Investors LLC (Equity)	—	—	—	—	—	—	—	—
Total investments—non-controlled/affiliated	$15,431	$649	$(3,526)	$199	$—	$1,220	$13,973	$1,303

(15)	As of September 30, 2018, the Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
First and Second Lien Debt—unfunded delayed draw and revolving term loans commitments
Access CIG, LLC	Delayed Draw	0.10%	$127	$—
Achilles Acquisition LLC	Delayed Draw	1.00	686	7
Advanced Instruments, LLC	Revolver	0.50	1,167	(3)
Aero Operating LLC (Dejana Industries, Inc.)	Revolver	1.00	405	—

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2018
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
AMS Group HoldCo, LLC	Delayed Draw	1.00%	$4,009	$(50)
AMS Group HoldCo, LLC	Revolver	0.50	1,968	(24)
Analogic Corporation	Revolver	0.50	3,365	(33)
Captive Resources Midco, LLC	Delayed Draw	1.25	3,571	(3)
Captive Resources Midco, LLC	Revolver	0.50	2,143	(1)
Chemical Computing Group ULC	Revolver	0.50	903	(8)
CIP Revolution Holdings, LLC	Revolver	0.50	931	(3)
CircusTrix Holdings, LLC	Delayed Draw	1.00	1,115	(7)
Comar Holding Company, LLC	Delayed Draw	1.00	5,136	(47)
Comar Holding Company, LLC	Revolver	0.50	2,129	(19)
Continuum Managed Services HoldCo, LLC	Delayed Draw	1.00	1,917	5
Continuum Managed Services HoldCo, LLC	Revolver	0.50	2,500	7
Datto, Inc.	Revolver	0.50	726	13
Derm Growth Partners III, LLC (Dermatology Associates)	Revolver	0.50	975	(3)
DermaRite Industries LLC	Revolver	0.50	1,428	(30)
Dimensional Dental Management, LLC	Delayed Draw	1.00	9,584	—
Direct Travel, Inc.	Delayed Draw	1.00	1,872	—
Frontline Technologies Holdings, LLC	Delayed Draw	1.00	7,705	(62)
FWR Holding Corporation	Delayed Draw	1.00	6,778	16
FWR Holding Corporation	Revolver	0.50	1,667	4
Global Franchise Group, LLC	Revolver	0.50	495	—
GRO Sub Holdco, LLC (Grand Rapids)	Delayed Draw	1.00	7,000	(179)
GRO Sub Holdco, LLC (Grand Rapids)	Revolver	0.50	562	(14)
iCIMS, Inc.	Revolver	0.50	1,252	(13)
Innovative Business Services, LLC	Delayed Draw	1.00	3,886	(63)
Innovative Business Services, LLC	Revolver	0.50	2,232	(36)
National Carwash Solutions, Inc.	Delayed Draw	1.00	3,817	(47)
National Carwash Solutions, Inc.	Revolver	0.50	571	(7)
National Technical Systems, Inc.	Revolver	0.50	2,500	(84)
NMI AcquisitionCo, Inc.	Revolver	0.50	435	(9)
Pathway Partners Vet Management Company LLC	Delayed Draw	1.00	2,700	(42)
Pharmalogic Holdings Corp.	Delayed Draw	1.00	237	—
PricewaterhouseCoopers Public Sector LLP	Revolver	0.50	6,250	(94)
Prime Risk Partners, Inc.	Delayed Draw	0.50	457	(5)

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2018
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
Prime Risk Partners, Inc.	Delayed Draw	0.50%	$5,694	$(69)
Product Quest Manufacturing, LLC	Revolver	0.50	1,906	—
Smile Doctors, LLC	Delayed Draw	1.00	8,020	(7)
Smile Doctors, LLC	Revolver	0.50	1,047	(1)
SolAero Technologies Corp.	Delayed Draw	4.75	921	—
SPay, Inc.	Delayed Draw	1.00	10,227	(123)
SPay, Inc.	Revolver	0.50	545	(7)
Superior Health Linens, LLC	Revolver	0.50	2,100	(32)
T2 Systems, Inc.	Revolver	0.50	1,760	1
The Hilb Group, LLC	Delayed Draw	1.00	18,276	5
TSB Purchaser, Inc. (Teaching Strategies, LLC)	Revolver	0.50	1,891	(44)
Trump Card, LLC	Revolver	0.50	635	(3)
TwentyEighty, Inc. (f/k/a Miller Heiman, Inc.)	Revolver	0.50	607	—
VRC Companies, LLC	Delayed Draw	0.75	11,509	—
VRC Companies, LLC	Revolver	0.50	970	—
Westfall Technik, Inc.	Delayed Draw	1.00	17,241	(231)
Westfall Technik, Inc.	Revolver	0.50	3,233	(43)
Zemax Software Holdings, LLC	Revolver	0.50	1,285	(6)
Zenith Merger Sub, Inc.	Revolver	0.50	2,153	(1)
Total unfunded commitments			$185,221	$(1,395)

(16)
Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act, unless otherwise noted. As of September 30, 2018, the aggregate fair value of these securities is $23,308, or 2.11% of the Company’s net assets.

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2018
(dollar amounts in thousands)
(unaudited)

As of September 30, 2018, investments at fair value consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt (excluding First Lien/Last Out)	$1,414,147	$1,402,279	69.46%
First Lien/Last Out Unitranche	234,321	199,350	9.87
Second Lien Debt	168,605	170,657	8.45
Equity Investments	17,168	23,308	1.15
Investment Fund	224,001	223,404	11.07
Total	$2,058,242	$2,018,998	100.00%
The rate type of debt investments at fair value as of September 30, 2018 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value of First and Second Lien Debt
Floating Rate	$1,803,837	$1,758,677	99.23%
Fixed Rate	13,236	13,609	0.77
Total	$1,817,073	$1,772,286	100.00%

The industry composition of investments at fair value as of September 30, 2018 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$25,904	$25,409	1.26%
Automotive	6,979	8,594	0.43
Banking, Finance, Insurance & Real Estate	180,079	184,550	9.14
Beverage, Food & Tobacco	61,496	62,743	3.11
Business Services	134,756	137,197	6.80
Capital Equipment	37,944	38,147	1.89
Chemicals, Plastics & Rubber	19,648	19,623	0.97
Construction & Building	26,274	26,420	1.31
Consumer Services	92,449	92,755	4.59
Containers, Packaging & Glass	68,001	36,142	1.79
Durable Consumer Goods	755	1,143	0.06
Energy: Electricity	42,977	43,088	2.13
Energy: Oil & Gas	9,683	10,296	0.51
Environmental Industries	35,649	35,832	1.77
Forest Products & Paper	50,065	51,187	2.54
Healthcare & Pharmaceuticals	239,539	232,456	11.51
High Tech Industries	181,018	183,375	9.08

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2018
(dollar amounts in thousands)
(unaudited)

Industry	Amortized Cost	Fair Value	% of Fair Value
Hotel, Gaming & Leisure	$78,031	$77,887	3.86%
Investment Fund	224,001	223,404	11.07
Media: Advertising, Printing & Publishing	58,395	58,610	2.90
Non-durable Consumer Goods	58,086	50,553	2.50
Software	122,831	124,186	6.15
Sovereign & Public Finance	38,646	38,888	1.93
Telecommunications	93,712	86,467	4.28
Transportation: Cargo	88,513	89,332	4.42
Transportation: Consumer	36,277	37,224	1.84
Wholesale	46,534	43,490	2.16
Total	$2,058,242	$2,018,998	100.00%
The geographical composition of investments at fair value as of September 30, 2018 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Canada	$15,629	$15,641	0.78%
United Kingdom	7,683	7,732	0.38
United States	2,034,930	1,995,625	98.84
Total	$2,058,242	$2,018,998	100.00%
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

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2017
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)	Industry	Interest Rate(2)	Maturity Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
First Lien Debt (77.04%) (continued)
FWR Holding Corporation (2)(3)(4)(5)(13)(15)	Beverage, Food & Tobacco	L + 6.00% (1.00% Floor)	8/21/2023	$36,692	$35,525	$36,098	3.20%
Global Franchise Group, LLC (2)(3)(4)(5)(13)(15)	Beverage, Food & Tobacco	L + 5.75% (1.00% Floor)	12/18/2019	14,468	14,345	14,468	1.28
Global Software, LLC (2)(3)(4)(13)(16)	High Tech Industries	L + 5.25% (1.00% Floor)	5/2/2022	20,800	20,501	20,774	1.84
Green Energy Partners/Stonewall LLC(2)(3)(4)(13)	Energy: Electricity	L + 5.50% (1.00% Floor)	11/13/2021	19,950	19,621	19,334	1.71
Hummel Station LLC (2)(3)(5)(13)(16)	Energy: Electricity	L + 6.00% (1.00% Floor)	10/27/2022	15,000	14,375	13,905	1.23
Hydrofarm, LLC (2)(5)(13)(16)	Wholesale	L + 7.00%	5/12/2022	18,763	18,640	18,241	1.62
Indra Holdings Corp. (Totes Isotoner) (2)(3)(5)(13)	Non-durable Consumer Goods	L + 4.25% (1.00% Floor)	5/1/2021	18,965	17,224	11,222	1.00
Legacy.com Inc. (2)(3)(5)(12)	High Tech Industries	L + 6.00% (1.00% Floor)	3/20/2023	17,000	16,653	17,558	1.56
Metrogistics LLC (2)(3)(4)(13)	Transportation: Cargo	L + 6.50% (1.00% Floor)	9/30/2022	17,978	17,774	17,921	1.59
Moxie Liberty LLC (2)(3)(5)(13)	Energy: Electricity	L + 6.50% (1.00% Floor)	8/21/2020	9,975	9,008	9,148	0.81
National Technical Systems, Inc. (2)(3)(4)(5)(13)(15)(16)	Aerospace & Defense	L + 6.25% (1.00% Floor)	6/12/2021	26,351	26,072	24,817	2.20
NES Global Talent Finance US LLC (United Kingdom) (2)(3)(4)(8)(13)	Energy: Oil & Gas	L + 5.50% (1.00% Floor)	10/3/2019	13,600	13,439	13,369	1.19
NMI AcquisitionCo, Inc. (2)(3)(4)(5)(15)	High Tech Industries	L + 6.75% (1.00% Floor)	9/6/2022	51,091	50,112	50,944	4.52
OnCourse Learning Corporation (2)(3)(4)(5)(13)(15)	Consumer Services	L + 6.50% (1.00% Floor)	9/12/2021	35,905	35,513	35,740	3.17
Payment Alliance International, Inc. (2)(3)(5)(12)(16)	Business Services	L + 6.05% (1.00% Floor)	9/15/2021	26,544	25,983	26,464	2.35
Pelican Products, Inc. (2)(3)(4)(13)	Containers, Packaging & Glass	L + 4.25% (1.00% Floor)	4/11/2020	3,585	3,589	3,581	0.32
Plano Molding Company, LLC (2)(3)(4)(5)(16)	Hotel, Gaming & Leisure	L + 7.50% (1.00% Floor)	5/12/2021	19,523	19,263	16,934	1.50
PMG Acquisition Corporation (2)(3)(4)(5)(13)(15)	Healthcare & Pharmaceuticals	L + 6.25% (1.00% Floor)	5/22/2022	27,025	26,649	27,161	2.41
PPT Management Holdings, LLC(2)(3)(4)(5)(13)	Healthcare & Pharmaceuticals	L + 6.00% (1.00% Floor)	12/16/2022	24,750	24,572	23,443	2.08
Prime Risk Partners, Inc. (2)(3)(5)(15)	Banking, Finance, Insurance & Real Estate	L + 5.75% (1.00% Floor)	8/13/2023	1,639	1,594	1,650	0.15
Prime Risk Partners, Inc. (2)(3)(5)(12)(15)	Banking, Finance, Insurance & Real Estate	L + 5.75% (1.00% Floor)	8/13/2023	20,521	19,959	21,032	1.87
Product Quest Manufacturing, LLC (2)(3)(5)(10)(12)	Containers, Packaging & Glass	L + 6.75% (1.00% Floor)	9/9/2020	33,000	32,270	19,487	1.73
Product Quest Manufacturing, LLC (2)(3)(5)(15)(16)	Containers, Packaging & Glass	L + 6.75% (3.25% Floor)	3/31/2019	2,729	2,729	2,729	0.24
Prowler Acquisition Corp. (Pipeline Supply and Service, LLC) (2)(3)(4)(13)	Wholesale	L + 4.50% (1.00% Floor)	1/28/2020	14,910	14,285	14,133	1.25
QW Holding Corporation (Quala) (2)(3)(4)(5)(13)	Environmental Industries	L + 6.75% (1.00% Floor)	8/31/2022	36,549	35,772	35,715	3.17
Reliant Pro Rehab, LLC (2)(3)(5)(12)	Healthcare & Pharmaceuticals	L + 10.00% (1.00% Floor)	12/28/2018	24,563	24,544	24,563	2.18
Smile Doctors, LLC (2)(3)(5)(13)(15)	Healthcare & Pharmaceuticals	L + 5.75% (1.00% Floor)	10/6/2022	9,059	8,930	9,011	0.80

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2017
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)	Industry	Interest Rate(2)	Maturity Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
First Lien Debt (77.04%) (continued)
SolAero Technologies Corp. (2)(3)(4)(5)(16)	Telecommunications	L + 5.25% (1.00% Floor)	12/10/2020	$24,828	$24,221	$23,416	2.08%
Superior Health Linens, LLC (2)(3)(4)(5)(13)(15)(16)	Business Services	L + 6.50% (1.00% Floor)	9/30/2021	21,061	20,788	21,026	1.87
Surgical Information Systems, LLC (2)(3)(4)(5)(12)(13)(16)	High Tech Industries	L + 5.00% (1.00% Floor)	4/24/2023	30,000	29,728	30,075	2.67
T2 Systems Canada, Inc. (2)(3)(4)(16)	Transportation: Consumer	L + 6.75% (1.00% Floor)	9/28/2022	4,009	3,926	3,950	0.35
T2 Systems, Inc. (2)(3)(4)(5)(13)(15)(16)	Transportation: Consumer	L + 6.75% (1.00% Floor)	9/28/2022	32,649	31,956	32,146	2.85
The Hilb Group, LLC (2)(3)(5)(12)(15)	Banking, Finance, Insurance & Real Estate	L + 6.00% (1.00% Floor)	6/24/2021	38,622	38,132	38,204	3.39
The SI Organization, Inc.(2)(3)(4)(5)(13)	Aerospace & Defense	L + 4.75% (1.00% Floor)	11/23/2019	14,300	14,310	14,419	1.28
The Topps Company, Inc. (2)(3)(4)(13)	Non-durable Consumer Goods	L + 6.00% (1.25% Floor)	10/2/2020	23,130	22,970	22,991	2.04
TruckPro, LLC (2)(3)(4)(13)	Automotive	L + 5.00% (1.00% Floor)	8/6/2018	8,860	8,850	8,831	0.78
Tweddle Group, Inc. (2)(3)(4)(13)	Media: Advertising, Printing & Publishing	L + 6.00% (1.00% Floor)	10/24/2022	7,356	7,266	7,264	0.64
Vetcor Professional Practices, LLC (2)(3)(4)(5)(13)(15)	Consumer Services	L + 6.25% (1.00% Floor)	4/20/2021	38,868	38,502	38,725	3.43
Vistage Worldwide, Inc. (2)(3)(4)(13)(16)	Business Services	L + 5.50% (1.00% Floor)	8/19/2021	32,916	32,753	32,916	2.92
VRC Companies, LLC (2)(3)(4)(5)(13)(15)(16)	Business Services	L + 6.50% (1.00% Floor)	3/31/2023	38,600	37,873	38,541	3.42
W/S Packaging Group Inc. (2)(3)(4)(16)	Containers, Packaging & Glass	L + 5.00% (1.00% Floor)	8/9/2019	4,004	3,887	3,789	0.34
Watchfire Enterprises, Inc. (2)(3)(13)	Media: Advertising, Printing & Publishing	L + 4.25% (1.00% Floor)	10/2/2020	1,362	1,351	1,362	0.12
Winchester Electronics Corporation (2)(3)(4)(5)(13)	Capital Equipment	L + 6.50% (1.00% Floor)	6/30/2022	36,547	36,292	36,933	3.28
Zenith Merger Sub, Inc. (2)(3)(4)(5)(13)(15)	Business Services	L + 5.50% (1.00% Floor)	12/12/2023	15,290	15,069	15,198	1.35
Zest Holdings, LLC (2)(3)(4)(13)(16)	Durable Consumer Goods	L + 4.25% (1.00% Floor)	8/16/2023	3,431	3,423	3,453	0.31
First Lien Debt Total					$1,526,058	$1,515,845	134.46%
Second Lien Debt (12.51%)
AIM Group USA Inc. (2)(3)(4)(5)(13)	Aerospace & Defense	L + 9.00% (1.00% Floor)	8/2/2022	$23,000	$22,737	$23,230	2.06%
AmeriLife Group, LLC (2)(3)(5)(13)(16)	Banking, Finance, Insurance & Real Estate	L + 8.75% (1.00% Floor)	1/10/2023	22,000	21,647	21,817	1.94
Argon Medical Devices, Inc. (2)(3)(4)(5)(16)	Healthcare & Pharmaceuticals	L + 9.50% (1.00% Floor)	6/23/2022	25,000	24,447	25,000	2.22
Argon Medical Devices Holdings, Inc. (2)(3)(5)(16)	Healthcare & Pharmaceuticals	L + 8.00% (1.00% Floor)	1/23/2026	7,500	7,465	7,515	0.67
Berlin Packaging L.L.C. (2)(3)(13)(16)	Containers, Packaging & Glass	L + 6.75% (1.00% Floor)	10/1/2022	1,146	1,140	1,153	0.10
Confie Seguros Holding II Co.(2)(3)(5)(13)	Banking, Finance, Insurance & Real Estate	L + 9.50% (1.25% Floor)	5/8/2019	9,000	8,959	8,715	0.77

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2017
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)	Industry	Interest Rate(2)	Maturity Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
Second Lien Debt (12.51%) (continued)
Drew Marine Group Inc. (2)(3)(4)(5)(13)(16)	Chemicals, Plastics & Rubber	L + 7.00% (1.00% Floor)	5/19/2021	$12,500	$12,484	$12,456	1.10%
Genex Holdings, Inc. (2)(3)(5)(16)	Banking, Finance, Insurance & Real Estate	L + 7.75% (1.00% Floor)	5/30/2022	8,990	8,915	8,924	0.79
Paradigm Acquisition Corp. (2)(3)(5)(17)	Business Services	L + 8.50% (1.00% Floor)	10/12/2025	9,600	9,507	9,584	0.85
Pathway Partners Vet Management Company LLC (2)(3)(5)(15)(16)	Consumer Services	L + 8.00% (1.00% Floor)	10/10/2025	7,751	7,644	7,741	0.69
Pexco LLC (2)(3)(5)(16)	Chemicals, Plastics & Rubber	L + 8.00% (1.00% Floor)	5/8/2025	20,000	19,818	20,362	1.81
Prowler Acquisition Corp. (Pipeline Supply and Service, LLC) (2)(3)(5)	Wholesale	L + 8.50% (1.00% Floor)	7/28/2020	3,000	2,967	2,485	0.22
Q International Courier, LLC (2)(3)(5)(16)	Transportation: Cargo	L + 8.25% (1.00% Floor)	9/19/2025	18,750	18,384	18,621	1.65
Reladyne, Inc. (2)(3)(4)(13)	Wholesale	L + 9.50% (1.00% Floor)	1/21/2023	5,000	4,884	4,929	0.44
Rough Country, LLC (2)(3)(5)(13)(16)	Durable Consumer Goods	L + 8.50% (1.00% Floor)	11/25/2023	42,500	41,311	42,802	3.80
Santa Cruz Holdco, Inc. (2)(3)(5)	Non-durable Consumer Goods	L + 8.25% (1.00% Floor)	12/13/2024	17,138	16,967	17,079	1.51
Superion, LLC (fka Ramundsen Public Sector, LLC) (2)(3)(13)	Sovereign & Public Finance	L + 8.50% (1.00% Floor)	2/1/2025	1,800	1,784	1,820	0.16
Watchfire Enterprises, Inc.(2)(3)(5)	Media: Advertising, Printing & Publishing	L + 8.00% (1.00% Floor)	10/2/2021	7,000	6,941	7,000	0.62
Zywave, Inc. (2)(3)(5)	High Tech Industries	L + 9.00% (1.00% Floor)	11/17/2023	4,950	4,886	5,000	0.44
Second Lien Debt Total					$242,887	$246,233	21.84%

Investments—non-controlled/non-affiliated (1)	Industry	Shares/ Units	Cost	Fair Value (7)	Percentage of Net Assets
Equity Investments (0.89%) (5)
CIP Revolution Holdings, LLC	Media: Advertising, Printing & Publishing	30,000	$300	$369	0.03%
Dade Paper & Bag, LLC	Forest Products & Paper	1,500,000	1,500	2,140	0.19
DecoPac, Inc.	Non-durable Consumer Goods	1,500,000	1,500	1,500	0.13
Derm Growth Partners III, LLC (Dermatology Associates)	Healthcare & Pharmaceuticals	1,000,000	1,000	1,796	0.16
GS Holdco LLC (Global Software, LLC)	High Tech Industries	1,000,000	1,001	1,550	0.14
Legacy.com Inc.	High Tech Industries	1,500,000	1,500	1,739	0.15
Power Stop Intermediate Holdings, LLC	Automotive	7,150	369	1,191	0.11
Rough Country, LLC	Durable Consumer Goods	754,775	755	873	0.08
T2 Systems Parent Corporation	Transportation: Consumer	555,556	556	499	0.04
Tailwind HMT Holdings Corp.	Energy: Oil & Gas	2,000,000	2,000	2,000	0.18
THG Acquisition, LLC (The Hilb Group, LLC)	Banking, Finance, Insurance & Real Estate	1,500,000	1,500	2,287	0.20
Zenith American Holding, Inc.	Business Services	1,561,644	1,562	1,562	0.14
Equity Investments Total			$13,543	$17,506	1.55%
Total investments—non-controlled/non-affiliated			$1,782,488	$1,779,584	157.85%

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

(13)
Denotes that all or a portion of the assets are owned by the 2015-1 Issuer and secure the notes issued in connection with the 2015-1 Debt Securitization (see Note 7, Notes Payable). Accordingly, such assets are not available to the creditors of the SPV or the Company.

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
As of September 30, 2018
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
On June 26, 2015, the Company completed a $400,000 term debt securitization (the “2015-1 Debt Securitization”). The notes offered in the 2015-1 Debt Securitization (the “2015-1 Notes”) were issued by Carlyle Direct Lending CLO 2015-1R LLC (formerly known as Carlyle GMS Finance MM CLO 2015-1 LLC) (the “2015-1 Issuer”), a wholly owned and consolidated subsidiary of the Company. On August 30, 2018, the 2015-1 Issuer refinanced the 2015-1 Debt Securitization (the “2015-1 Debt Securitization Refinancing”) by redeeming in full the 2015-1 Notes and issuing new notes (the “2015-1R Notes”). The 2015-1R Notes are secured by a diversified portfolio of the 2015-1 Issuer consisting primarily of first and second lien senior secured loans. Refer to Note 7 for details. The 2015-1 Issuer is consolidated in these consolidated financial statements commencing from the date of its formation, May 8, 2015.
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
The interim financial statements have been prepared in accordance with US GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with US GAAP are omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of consolidated financial statements for the interim period presented have been included. These adjustments are of a normal, recurring nature. This Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2017. The results of operations for the three month and nine month periods ended September 30, 2018 are not necessarily indicative of the operating results to be expected for the full year.
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
The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Consolidated Statements of Operations. As of September 30, 2018 and December 31, 2017, the fair value of the loans in the portfolio with PIK provisions was $52,871 and $15,451, respectively, which represents approximately 2.6% and 0.8% of total investments at fair value, respectively. For the three month and nine month periods ended September 30, 2018, the Company earned $1,478 and $1,907 in PIK income, respectively. For the three month and nine month periods ended September 30, 2017, the Company earned $778 in PIK income.
Dividend Income
Dividend income from the investment fund is recorded on the record date for the investment fund to the extent that such amounts are payable by the investment fund and are expected to be collected.
Other Income
Other income may include income such as consent, waiver, amendment, syndication and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive fees for guaranteeing the outstanding debt of a portfolio company. Such fees are amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in other assets in the accompanying Consolidated Statements of Assets and Liabilities. For the three month and nine month periods ended September 30, 2018, the Company earned $1,925 and $6,410, respectively, in other income, primarily from syndication and prepayment fees. For the three month and nine month periods ended September 30, 2017, the Company earned $1,318 and $7,900, respectively, in other income, primarily from syndication and prepayment fees.

Non-Accrual Income
Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid current and, in management’s judgment, are likely to remain current. Management may not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2018 and December 31, 2017, the fair value of the loans in the portfolio on non-accrual status was $16,391 and $19,487, respectively, which represents approximately 0.8% and 1.0% of total investments at fair value, respectively. The remaining first and second lien debt investments were performing and current on their interest payments as of September 30, 2018 and December 31, 2017.
SPV Credit Facility, Credit Facility, 2015-1R Notes and 2015-1 Notes Related Costs, Expenses and Deferred Financing Costs (See Note 6, Borrowings, and Note 7, Notes Payable)
Interest expense and unused commitment fees on the SPV Credit Facility and Credit Facility are recorded on an accrual basis. Unused commitment fees are included in credit facility fees in the accompanying Consolidated Statements of Operations.

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
Debt issuance costs include capitalized expenses including structuring and arrangement fees related to the offering of the 2015-1R Notes and 2015-1 Notes. Amortization of debt issuance costs for the notes is computed on the effective yield method over the term of the notes, except for a portion that was accelerated in connection with the 2015-1 Debt Securitization Refinancing as described in Note 7. The unamortized balance of such costs is presented as a direct deduction to the carrying amount of the notes in the accompanying Consolidated Statements of Assets and Liabilities. The amortization of such costs is included in interest expense in the accompanying Consolidated Statements of Operations.
The notes are recorded at carrying value, which approximates fair value.
Offering Costs
Offering costs consist primarily of fees and expenses incurred in connection with the offering of shares, including legal, underwriting, printing and other costs, as well as costs associated with the preparation and filing of applicable registration statements. Offering costs are charged against equity when incurred. During the three month and nine month periods ended September 30, 2018, $30 of offering costs were incurred, 50% of which were paid by the Investment Adviser. During the three month and nine month periods ended September 30, 2017, $3,028 of offering costs were incurred, 50% of which were paid by the Investment Adviser.
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
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely than not” to be sustained by the applicable tax authority. All penalties and interest associated with income taxes, if any, are included in income tax expense. The SPVs and the 2015-1 Issuer are disregarded entities for tax purposes and are consolidated with the tax return of the Company. For the three month and nine month periods ended September 30, 2018, the Company incurred $30 and $70, respectively, in excise tax expense. For the three month and nine month periods ended September 30, 2017, the Company incurred $0 and $169, respectively, in excise tax expense.
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

In August 2018, the Securities and Exchange Commission adopted amendments to certain disclosure requirements intended to eliminate redundant, duplicative, overlapping, outdated, or superseded, in light of other SEC disclosure requirements, US GAAP requirements, or changes in the information environment in its Disclosure Update and Simplification release (the “DUS Release”). In part, the DUS Release requires an investment company to present distributable earnings in total, rather than showing the three components of distributable earnings. The compliance date for the DUS Release was for all filings on or after November 5, 2018. Management has adopted the DUS Release on November 5, 2018, except as noted below, which did not have a material impact on the Company’s consolidated financial statements.

In September 2018, related to the DUS Release, the FASB issued Compliance and Disclosure Interpretation 105.09 guidance (“CDI 105.09”) on compliance with the new requirement to present changes in shareholders’ equity in interim financial statements within Form 10-Q filings. The DUS Release requires disclosure of changes in shareholders’ equity within a registrant’s Form 10-Q filing on a quarter-to-date and year-to-date basis for both the current year and prior year comparative periods. CDI 105.09 notes that the SEC would not object if a registrant first discloses the changes in shareholders’ equity in its Form 10-Q for the quarter that begins after November 5, 2018. The Company expects to adopt the new requirement to present changes in shareholders’ equity in interim financial statements within Form 10-Q filings starting with the quarter that begins on January 1, 2019 and is not expected to have a material impact on the Company’s consolidated financial statements.
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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of September 30, 2018 and December 31, 2017.
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

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the three month and nine month periods ended September 30, 2018 and 2017, there were no transfers between levels.
The following tables summarize the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of September 30, 2018 and December 31, 2017:

	September 30, 2018
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$1,601,629	$1,601,629
Second Lien Debt	—	—	170,657	170,657
Equity Investments	—	—	23,308	23,308
Investment Fund
Mezzanine Loan	—	—	122,000	122,000
Subtotal	$—	$—	$1,917,594	$1,917,594
Investments measured at net asset value (1)				101,404
Total				$2,018,998

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$1,531,276	$1,531,276
Second Lien Debt	—	—	246,233	246,233
Equity Investments	—	—	17,506	17,506
Investment Fund
Mezzanine Loan	—	—	85,750	85,750
Subtotal	$—	$—	$1,880,765	$1,880,765
Investments measured at net asset value (1)				86,766
Total				$1,967,531

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

The changes in the Company’s investments at fair value for which the Company has used Level 3 inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level 3 investments still held are as follows:

	Financial Assets For the three month period ended September 30, 2018
	First Lien Debt	Second Lien Debt	Equity Investments	Investment Fund - Mezzanine Loan	Total
Balance, beginning of period	$1,555,528	$160,905	$22,354	$114,000	$1,852,787
Purchases	182,283	11,579	172	27,000	221,034
Sales	(34,447)	—		—	(34,447)
Paydowns	(83,804)	(1,800)	—	(19,000)	(104,604)
Accretion of discount	2,215	113	—	—	2,328
Net realized gains (losses)	(4,633)	—	—	—	(4,633)
Net change in unrealized appreciation (depreciation)	(15,513)	(140)	782	—	(14,871)
Balance, end of period	$1,601,629	$170,657	$23,308	$122,000	$1,917,594
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held as of September 30, 2018 included in net change in unrealized appreciation (depreciation) on investments on the Consolidated Statements of Operations	$(15,014)	$(121)	$782	$—	$(14,353)

	Financial Assets For the nine month period ended September 30, 2018
	First Lien Debt	Second Lien Debt	Equity Investments	Investment Fund - Mezzanine Loan	Total
Balance, beginning of period	$1,531,276	$246,233	$17,506	$85,750	$1,880,765
Purchases	486,132	45,671	4,625	74,150	610,578
Sales	(95,484)	(3,960)	(2,775)	—	(102,219)
Paydowns	(285,911)	(118,467)	—	(37,900)	(442,278)
Accretion of discount	6,164	2,472	—	—	8,636
Net realized gains (losses)	(4,764)	2	1,775	—	(2,987)
Net change in unrealized appreciation (depreciation)	(35,784)	(1,294)	2,177	—	(34,901)
Balance, end of period	$1,601,629	$170,657	$23,308	$122,000	$1,917,594
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held as of September 30, 2018 included in net change in unrealized appreciation (depreciation) on investments on the Consolidated Statements of Operations	$(34,417)	$1,845	$2,726	$—	$(29,846)

	Financial Assets For the three month period ended September 30, 2017
	First Lien Debt	Second Lien Debt	Structured Finance Obligations	Equity Investments	Investment Fund - Mezzanine Loan	Total
Balance, beginning of period	$1,270,078	$250,765	$2,597	$10,722	$113,100	$1,647,262
Purchases	267,658	28,875	—	1,500	7,600	305,633
Sales	(20,610)	—	—	—	—	(20,610)
Paydowns	(26,731)	(12,500)	(43)	—	(8,400)	(47,674)
Accretion of discount	1,548	284	—	—	—	1,832
Net realized gains (losses)	141	—	31	—	—	172
Net change in unrealized appreciation (depreciation)	(1,434)	1,359	—	1,330	—	1,255
Balance, end of period	$1,490,650	$268,783	$2,585	$13,552	$112,300	$1,887,870
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held as of September 30, 2017 included in net change in unrealized appreciation (depreciation) on investments on the Consolidated Statements of Operations	$(1,053)	$1,519	$—	$1,330	$—	$1,796

	Financial Assets For the nine month period ended September 30, 2017
	First Lien Debt	Second Lien Debt	Structured Finance Obligations	Equity Investments	Investment Fund - Mezzanine Loan	Total
Balance, beginning of period	$1,139,548	$171,864	$5,216	$6,474	$62,384	$1,385,486
Purchases	800,283	125,935	—	5,256	91,760	1,023,234
Sales	(149,302)	(2,978)	—	—	—	(152,280)
Paydowns	(294,552)	(29,893)	(2,792)	—	(41,844)	(369,081)
Accretion of discount	7,821	582	—	—	—	8,403
Net realized gains (losses)	(7,710)	(3)	(11)	—	—	(7,724)
Net change in unrealized appreciation (depreciation)	(5,438)	3,276	172	1,822	—	(168)
Balance, end of period	$1,490,650	$268,783	$2,585	$13,552	$112,300	$1,887,870
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held as of September 30, 2017 included in net change in unrealized appreciation (depreciation) on investments on the Consolidated Statements of Operations	$(9,517)	$3,627	$127	$1,822	$—	$(3,941)
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

The following tables summarize the quantitative information related to the significant unobservable inputs for Level 3 instruments which are carried at fair value as of September 30, 2018 and December 31, 2017:

	Fair Value as of September 30, 2018	Valuation Techniques	Significant Unobservable Inputs	Range
				Low	High	Weighted Average
Investments in First Lien Debt	$1,377,818	Discounted Cash Flow	Discount Rate	5.51%	19.99%	9.57%
	207,420	Consensus Pricing	Indicative Quotes	49.67	101.00	97.68
	16,391	Income Approach	Discount Rate	14.59%	14.59%	14.59%
		Market Approach	Comparable Multiple	6.85x	6.85x	6.85x
Total First Lien Debt	1,601,629
Investments in Second Lien Debt	153,414	Discounted Cash Flow	Discount Rate	8.87%	14.89%	10.83%
	17,243	Consensus Pricing	Indicative Quotes	100.63	101.00	100.84
Total Second Lien Debt	170,657
Investments in Equity	23,308	Income Approach	Discount Rate	7.90%	11.03%	8.92%
		Market Approach	Comparable Multiple	7.31x	14.70x	10.26x
Total Equity Investments	23,308
Investments in Investment Fund—Mezzanine Loan	122,000	Income Approach	Repayment Rate	100.00%	100.00%	100.00%
Total Investment Fund—Mezzanine Loan	122,000
Total Level 3 Investments	$1,917,594

	Fair Value as of December 31, 2017	Valuation Techniques	Significant Unobservable Inputs	Range
				Low	High	Weighted Average
Investments in First Lien Debt	$1,369,558	Discounted Cash Flow	Discount Rate	4.85%	17.40%	8.18%
	142,231	Consensus Pricing	Indicative Quotes	59.17	100.83	95.93
	19,487	Income Approach	Discount Rate	9.78%	9.78%	9.78%
		Market Approach	Comparable Multiple	8.33x	8.33x	8.33x
Total First Lien Debt	1,531,276
Investments in Second Lien Debt	211,365	Discounted Cash Flow	Discount Rate	7.61%	18.26%	9.43%
	34,868	Consensus Pricing	Indicative Quotes	96.83	100.58	99.23
Total Second Lien Debt	246,233
Investments in Equity	17,506	Income Approach	Discount Rate	7.60%	10.61%	8.81%
		Market Approach	Comparable Multiple	7.80x	14.69x	10.41x
Total Equity Investments	17,506
Investments in Investment Fund—Mezzanine Loan	85,750	Income Approach	Repayment Rate	100.00%	100.00%	100.00%
Total Investment Fund—Mezzanine Loan	85,750
Total Level 3 Investments	$1,880,765
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
Financial instruments disclosed but not carried at fair value
The following table presents the carrying value and fair value of the Company’s secured borrowings disclosed but not carried at fair value as of September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured borrowings	$554,299	$554,299	$562,893	$562,893
Total	$554,299	$554,299	$562,893	$562,893
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
The following table represents the carrying values (before debt issuance costs) and fair values of the Company’s 2015-1R Notes and 2015-1 Notes disclosed but not carried at fair value as of September 30, 2018 and December 31, 2017:

	September 30, 2018			December 31, 2017
2015-1R Notes (1)	Carrying Value	Fair Value	2015-1 Notes (1)	Carrying Value	Fair Value
AAA/AAA Class A-1-1-R Notes	$234,800	$234,800	Aaa/AAA Class A-1A Notes	$160,000	$160,064
AAA/AAA Class A-1-2-R Notes	50,000	49,835	Aaa/AAA Class A-1B Notes	40,000	40,020
AAA/AAA Class A-1-3-R Notes	25,000	25,000	Aaa/AAA Class A-1C Notes	27,000	27,014
AA Class A-2-R Notes	66,000	66,000	Aa2 Class A-2 Notes	46,000	46,027
A Class B Notes	46,400	46,242
BBB- Class C Notes	27,000	26,908
Total	$449,200	$448,785		$273,000	$273,125
(1) On August 30, 2018, the 2015-1 Issuer refinanced the 2015-1 Notes by redeeming in full the 2015-1 Notes and issuing the new 2015-1R Notes. Refer to Note 7 for details.
The fair value determination of the Company’s 2015-1R Notes and 2015-1 Notes was based on the market quotation(s) received from broker/dealer(s). These fair value measurements were based on significant inputs not observable and thus represent Level 3 measurements as defined in the accounting guidance for fair value measurement.
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
The Original Investment Advisory Agreement was amended on September 15, 2017 (as amended, the “First Amended and Restated Investment Advisory Agreement”) after the approval of the Company’s Board of Directors, including a majority of the Independent Directors, at an in-person meeting of the Board of Directors held on May 30, 2017 and the approval of the Company’s stockholders at a special meeting of stockholders held on September 15, 2017. The First Amended and Restated Investment Advisory Agreement amended the Original Investment Advisory Agreement to, among other things, (i) reduce the incentive fee payable by the Company to the Investment Adviser from an annual rate of 20% to an annual rate of 17.5%, (ii) delete the incentive fee payment deferral test described below, and (iii) include in the pre-incentive fee net investment income, in the case of investments with a deferred interest feature, accrued income that the Company has not yet received in cash.
On August 6, 2018, the First Amended and Restated Investment Advisory Agreement was further amended (as amended, the “Investment Advisory Agreement”) after the approval of the Company’s Board of Directors, including a majority of the Independent Directors, at an in-person meeting of the Board of Directors held on August 6, 2018. The Investment Advisory Agreement amended the First Amended and Restated Investment Advisory Agreement to incorporate a one-third (0.50%) reduction in the 1.50% annual base management fee rate charged by the Investment Adviser on assets financed using leverage in excess of 1.0x debt to equity, effective July 1, 2018.
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
Effective September 15, 2017, the base management fee is calculated and payable quarterly in arrears at an annual rate of 1.50% of the average value of the gross assets at the end of the two most recently completed fiscal quarters; provided, however, effective July 1, 2018, the base management fee is calculated at an annual rate of 1.00% of the average value of the gross assets as of the end of the two most recently completed calendar quarters that exceeds the product of (A) 200% and (B) the average value of the Company’s net asset value at the end of the two most recently completed calendar quarters. The base management fee will be appropriately adjusted for any share issuances or repurchases during such fiscal quarter and the base management fees for any partial month or quarter will be pro-rated. The Company’s gross assets exclude any cash and cash equivalents and include assets acquired through the incurrence of debt from use of the SPV Credit Facility, Credit Facility, 2015-1R Notes and 2015-1 Notes (see Note 6, Borrowings, and Note 7, Notes Payable). For purposes of this calculation, cash and cash equivalents include any temporary investments in cash-equivalents, U.S. government securities and other high quality investment grade debt investments that mature in 12 months or less from the date of investment.
Prior to September 15, 2017, under the Original Investment Advisory Agreement, the base management fee was calculated and payable quarterly in arrears at an annual rate of 1.50% of the average daily gross assets of the Company for the period adjusted for share issuances or repurchases. Prior to the IPO, the Investment Adviser waived its right to receive one-third (0.50%) of the 1.50% base management fee. Any waived base management fees are not subject to recoupment by the Investment Adviser. The fee waiver terminated when the IPO had been consummated. As previously disclosed, in connection with the IPO, the Investment Adviser agreed to continue the fee waiver until the completion of the first full quarter after the consummation of the IPO. As a result, beginning October 1, 2017, the base management fee is calculated at an annual rate of 1.50% of the Company’s gross assets; provided, however, effective July 1, 2018, the base management fee is calculated at an annual rate of 1.00% of the average value of the gross assets as of the end of the two most recently completed calendar quarters that exceeds the product of (A) 200% and (B) the average value of the Company’s net asset value at the end of the two most recently completed calendar quarters.
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
For the three month and nine month periods ended September 30, 2018, base management fees were $7,543 and $22,031, respectively, incentive fees related to pre-incentive fee net investment income were $5,449 and $16,763, respectively, and there were no incentive fees related to realized capital gains. For the three month and nine month periods ended September 30, 2017, base management fees were $4,666 and $11,854 (net of waiver of $2,333 and $5,927, respectively), incentive fees related to pre-incentive fee net investment income were $5,321 and $15,459, respectively, and there were no incentive fees related to realized capital gains. For the three month and nine month periods ended September 30, 2018 and 2017, there were no accrued capital gains incentive fees based upon the cumulative net realized and unrealized appreciation (depreciation) from inception through September 30, 2018 and 2017, respectively, as computed in accordance with the Investment Advisory Agreement. The accrual for any capital gains incentive fee under US GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual.
As of September 30, 2018 and December 31, 2017, $12,992 and $13,098, respectively, were included in base management and incentive fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
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
For the three month and nine month periods ended September 30, 2018, the Company incurred $179 and $550, respectively, and for the three month and nine month periods ended September 30, 2017, the Company incurred $184 and $522, respectively, in fees under the Administrative Agreement, which were included in administrative service fees in the accompanying Consolidated Statements of Operations. As of September 30, 2018 and December 31, 2017, $116 and $95, respectively, was unpaid and included in administrative service fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
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
For the three month and nine month periods ended September 30, 2018, fees incurred in connection with the State Street Sub-Administration Agreement, which amounted to $191 and $572, respectively, were included in other general and administrative in the accompanying Consolidated Statements of Operations. For the three month and nine month periods ended September 30, 2017, fees incurred in connection with the State Street Sub-Administration Agreement, which amounted to $209 and $531, respectively, were included in other general and administrative in the accompanying Consolidated Statements of Operations. As of September 30, 2018 and December 31, 2017, $192 and $196, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.
Board of Directors
The Company’s Board of Directors currently consists of five members, three of whom are Independent Directors. On April 3, 2013, the Board of Directors established an Audit Committee consisting of its Independent Directors. The Board of Directors also established a Nominating and Governance Committee of the Board of Directors and a Compensation Committee of the Board of Directors and may establish additional committees in the future. For the three month and nine month periods ended September 30, 2018, the Company incurred $92 and $283, respectively, and for the three month and nine month periods ended September 30, 2017, the Company incurred $121 and $355, respectively, in fees and expenses associated with its Independent Directors' services on the Company's Board of Directors and the Audit Committee. As of September 30, 2018 and December 31, 2017, $0 and $25, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.
Transactions with Credit Fund

For the three month and nine month periods ended September 30, 2018, the Company sold 1 and 4 investments, respectively, to Credit Fund for proceeds of $29,700 and $85,002, respectively, and realized gains of $0. For the three month and nine month periods ended September 30, 2017, the Company sold 0 and 16 investments, respectively, to Credit Fund for proceeds of $0 and $113,321, respectively, and realized gains of $0 and $190, respectively. See Note 5, Middle Market Credit Fund, LLC, for further information about Credit Fund.
5. MIDDLE MARKET CREDIT FUND, LLC
Overview
On February 29, 2016, the Company and Credit Partners entered into the Limited Liability Company Agreement to co-manage Credit Fund, a Delaware limited liability company that is not consolidated in the Company’s consolidated financial statements. Credit Fund primarily invests in first lien loans of middle market companies. Credit Fund is managed by a six-member board of managers, on which the Company and Credit Partners each have equal representation. Establishing a quorum for Credit Fund’s board of managers requires at least four members to be present at a meeting, including at least two of the Company’s representatives and two of Credit Partners’ representatives. The Company and Credit Partners each have 50% economic ownership of Credit Fund and have commitments to fund, from time to time, capital of up to $400,000 each. Funding of such commitments generally requires the approval of the board of Credit Fund, including the board members appointed by the Company. By virtue of its membership interest, the Company and Credit Partners each indirectly bear an allocable share of all expenses and other obligations of Credit Fund.
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
Selected Financial Data
Since inception of Credit Fund and through September 30, 2018 and December 31, 2017, the Company and Credit Partners each made capital contributions of $1 and $1 in members’ equity, respectively, and $102,000 and $86,500 in subordinated loans, respectively, to Credit Fund. As of September 30, 2018 and December 31, 2017, Credit Fund had borrowings of $122,000 and $85,750, respectively, in mezzanine loans under a revolving credit facility with the Company (the “Credit Fund Facility”). As of September 30, 2018 and December 31, 2017, Credit Fund had total subordinated loans and members’ equity outstanding of $202,808 and $173,532, respectively. As of September 30, 2018 and December 31, 2017, the Company’s ownership interest in such subordinated loans and members’ equity was $101,404 and $86,766, respectively, and in such mezzanine loans was $122,000 and $85,750, respectively.
As of September 30, 2018 and December 31, 2017, Credit Fund held cash and cash equivalents totaling $29,561 and $19,502, respectively.
As of September 30, 2018 and December 31, 2017, Credit Fund had total investments at fair value of $1,198,432 and $984,773, respectively, which comprised of first lien senior secured loans and second lien senior secured loans to 60 and 51 portfolio companies, respectively. As of September 30, 2018 and December 31, 2017, no loans in Credit Fund’s portfolio were on non-accrual status or contained PIK provisions. All investments in the portfolio were floating rate debt investments with an interest rate floor. The portfolio companies in Credit Fund are U.S. middle market companies in industries similar to those in which the Company may invest directly. Additionally, as of September 30, 2018 and December 31, 2017, Credit Fund had commitments to fund various undrawn revolving and delayed draw senior secured loans to its portfolio companies totaling $103,217 and $72,458, respectively.
Below is a summary of Credit Fund’s portfolio, followed by a listing of the loans in Credit Fund’s portfolio as of September 30, 2018 and December 31, 2017:

	As of September 30, 2018	As of December 31, 2017
Senior secured loans (1)	$1,207,375	$993,380
Weighted average yields of senior secured loans based on amortized cost (2)	7.13%	6.80%
Weighted average yields of senior secured loans based on fair value (2)	7.12%	6.79%
Number of portfolio companies in Credit Fund	60	51
Average amount per portfolio company (1)	$20,123	$19,478

(1)	At par/principal amount.

(2)
Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of September 30, 2018 and December 31, 2017. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.

Consolidated Schedule of Investments as of September 30, 2018 (unaudited)
Investments (1)	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
First Lien Debt (99.51% of fair value)
Acrisure, LLC (2) (3) (4)	Banking, Finance, Insurance & Real Estate	L + 4.25%	6.59%	11/22/2023	$20,938	$20,894	$20,999
Acrisure, LLC (2) (3) (4)	Banking, Finance, Insurance & Real Estate	L + 3.75%	5.99%	11/22/2023	11,970	11,956	12,049
Advanced Instruments, LLC (2) (3) (4) (7) (10) (11)	Healthcare & Pharmaceuticals	L + 5.25%	7.35%	10/31/2022	11,820	11,719	11,790
Ahead, LLC (2) (3) (4) (7) (10)	High Tech Industries	L + 4.50%	6.89%	6/29/2023	20,312	20,206	20,277
Alpha Packaging Holdings, Inc. (2) (3) (4) (11)	Containers, Packaging & Glass	L + 4.25%	6.64%	5/12/2020	16,902	16,868	16,902
AM Conservation Holding Corporation (2) (3) (4) (11)	Energy: Electricity	L + 4.50%	7.14%	10/31/2022	38,408	38,164	38,408
AQA Acquisition Holding, Inc. (2) (3) (4) (7) (10) (11)	High Tech Industries	L + 4.25%	6.64%	5/24/2023	27,197	27,099	27,197
Big Ass Fans, LLC (2) (3) (4) (11)	Capital Equipment	L + 3.75%	6.14%	5/21/2024	7,795	7,760	7,815
Borchers, Inc. (2) (3) (4) (7) (10) (11)	Chemicals, Plastics & Rubber	L + 4.50%	6.89%	11/1/2024	15,629	15,570	15,629
Brooks Equipment Company, LLC (2) (3) (4) (11)	Construction & Building	L + 5.00%	7.31%	8/29/2020	6,118	6,108	6,118
Clearent Newco, LLC (2) (3) (4) (7) (10)	High Tech Industries	L + 4.00%	6.24%	3/20/2024	24,264	23,856	24,133
DBI Holding LLC (2) (3) (4) (11)	Transportation: Cargo	L + 5.25%	7.51%	8/1/2021	34,617	34,378	33,977
DecoPac, Inc. (2) (3) (4) (7) (10) (11)	Non-durable Consumer Goods	L + 4.25%	6.64%	9/29/2024	12,729	12,598	12,654
Dent Wizard International Corporation (2) (3) (4)	Automotive	L + 4.00%	6.23%	4/7/2020	24,317	24,233	24,281
DTI Holdco, Inc. (2) (3) (4) (11)	High Tech Industries	L + 4.75%	6.95%	9/30/2023	19,130	18,978	18,540
EIP Merger Sub, LLC (Evolve IP) (2) (3) (4) (8) (11)	Telecommunications	L + 5.75%	7.99%	6/7/2022	22,434	21,975	22,016
EIP Merger Sub, LLC (Evolve IP) (2) (3) (9) (11)	Telecommunications	L + 5.75%	7.99%	6/7/2022	1,500	1,467	1,474
Empower Payments Acquisitions, Inc. (2) (3) (4) (11)	Media: Advertising, Printing & Publishing	L + 4.50%	6.74%	11/30/2023	17,194	16,917	17,194
Exactech, Inc. (2) (3) (4)	Healthcare & Pharmaceuticals	L + 3.75%	5.99%	2/14/2025	12,935	12,877	12,935
Executive Consulting Group, LLC, Inc. (2) (3) (4) (7) (10)	Business Services	L + 4.50%	6.89%	6/20/2024	15,356	15,199	15,294
Golden West Packaging Group LLC (2) (3) (4) (11)	Containers, Packaging & Glass	L + 5.25%	7.49%	6/20/2023	30,424	30,212	30,348
HMT Holding Inc. (2) (3) (4) (7) (10) (11)	Energy: Oil & Gas	L + 4.50%	6.74%	11/17/2023	35,301	34,693	35,227
J.S. Held LLC (2) (3) (4) (10) (11)	Banking, Finance, Insurance & Real Estate	L + 4.50%	6.76%	9/25/2024	20,360	20,180	20,360
Jensen Hughes, Inc. (2) (3) (4) (7) (10) (11)	Utilities: Electric	L + 4.50%	6.74%	3/22/2024	28,387	28,280	28,377
Kestra Financial, Inc. (2) (3) (4) (11)	Banking, Finance, Insurance & Real Estate	L + 4.25%	6.64%	6/24/2022	21,792	21,583	21,877
MAG DS Corp. (2) (4) (7) (10)	Aerospace & Defense	L + 4.75%	6.99%	6/6/2025	22,181	21,970	22,047
Maravai Intermediate Holdings, LLC (2) (3) (4)	Healthcare & Pharmaceuticals	L + 4.25%	6.38%	8/2/2025	30,000	29,703	29,850
Mold-Rite Plastics, LLC (2) (3) (4)	Chemicals, Plastics & Rubber	L + 4.50%	6.89%	12/14/2021	14,887	14,826	14,887
MSHC, Inc. (2) (3) (4) (7) (10) (11)	Construction & Building	L + 4.25%	6.64%	7/31/2023	23,639	23,571	23,621

Consolidated Schedule of Investments as of September 30, 2018 (unaudited)
Investments (1)	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
Newport Group Holdings II, Inc. (2) (3) (4)	Banking, Finance, Insurance & Real Estate	L + 3.75%	5.90%	9/13/2025	$15,000	$14,929	$14,990
North American Dental Management, LLC (2) (3) (4) (7) (10) (11)	Healthcare & Pharmaceuticals	L + 5.00%	7.24%	7/7/2023	32,489	31,824	32,190
North Haven CA Holdings, Inc. (CoAdvantage) (2) (3) (4) (7) (10) (11)	Business Services	L + 4.50%	6.74%	10/2/2023	28,598	28,300	28,598
Odyssey Logistics & Technology Corporation (2) (3) (4) (11)	Transportation: Cargo	L + 3.50%	5.99%	10/12/2024	19,850	19,762	19,932
Output Services Group (2) (3) (4) (7) (10)	Media: Advertising, Printing & Publishing	L + 4.25%	6.49%	3/26/2024	17,487	17,417	17,479
PAI Holdco, Inc. (Parts Authority) (2) (3) (4) (7) (10) (11)	Automotive	L + 4.25%	6.49%	1/5/2025	19,110	19,018	19,110
Paradigm Acquisition Corp. (2) (3) (4) (11)	Business Services	L + 4.25%	6.49%	10/12/2024	23,324	23,272	23,324
Park Place Technologies, Inc. (2) (3) (4)	High Tech Industries	L + 4.00%	6.24%	3/29/2025	14,962	14,891	14,961
Pasternack Enterprises, Inc. (Infinite RF) (2) (3) (4)	Capital Equipment	L + 4.00%	6.10%	7/2/2025	20,127	20,126	20,183
Pharmalogic Holdings Corp. (2) (3) (4) (7) (10)	Healthcare & Pharmaceuticals	L + 4.00%	6.24%	6/11/2023	7,035	7,012	7,032
Ping Identity Corporation (2) (3) (4)	High Tech Industries	L + 3.75%	5.99%	1/25/2025	4,987	4,970	4,994
Premier Senior Marketing, LLC (2) (3) (4) (11)	Banking, Finance, Insurance & Real Estate	L + 5.00%	7.24%	7/1/2022	15,685	15,588	15,659
Premise Health Holding Corp. (2) (3) (4) (10)	Healthcare & Pharmaceuticals	L + 3.75%	6.14%	7/10/2025	13,897	13,829	13,896
Propel Insurance Agency, LLC (2) (3) (4) (7) (10)	Banking, Finance, Insurance & Real Estate	L + 4.50%	6.83%	6/1/2024	20,425	19,847	20,158
PSI Services LLC (2) (3) (4) (7) (10) (11)	Business Services	L + 5.00%	7.24%	1/20/2023	29,996	29,523	29,765
Q Holding Company (2) (3) (4) (11)	Automotive	L + 5.00%	7.24%	12/18/2021	17,144	17,099	17,068
QW Holding Corporation (Quala) (2) (3) (4) (7) (10) (11)	Environmental Industries	L + 6.75%	8.85%	8/31/2022	9,729	9,342	9,453
Restaurant Technologies, Inc. (2) (3) (4) (11)	Retail	L + 4.75%	7.01%	11/23/2022	17,238	17,119	17,237
Situs Group Holdings Corporation (2) (3) (4)	Banking, Finance, Insurance & Real Estate	L + 4.50%	6.74%	2/26/2023	10,740	10,733	10,793
Sovos Brands Intermediate, Inc. (2) (3) (4) (7) (10) (11)	Beverage, Food & Tobacco	L + 4.50%	6.79%	7/18/2024	22,351	22,216	22,351
Surgical Information Systems, LLC (2) (3) (4) (9) (11)	High Tech Industries	L + 4.85%	7.09%	4/24/2023	27,708	27,484	27,495
Systems Maintenance Services Holding, Inc. (2) (3) (4) (11)	High Tech Industries	L + 5.00%	7.24%	10/28/2023	24,071	23,964	19,707
T2 Systems Canada, Inc. (2) (3) (4)	Transportation: Consumer	L + 6.75%	8.99%	9/28/2022	2,653	2,603	2,655
T2 Systems, Inc. (2) (3) (4) (7) (10) (11)	Transportation: Consumer	L + 6.75%	9.34%	9/28/2022	15,813	15,509	15,826
The Original Cakerie, Co. (Canada) (2) (3) (4) (11)	Beverage, Food & Tobacco	L + 5.00%	7.20%	7/20/2022	9,065	9,009	9,048
The Original Cakerie, Ltd. (Canada) (2) (3) (4) (7) (10)	Beverage, Food & Tobacco	L + 4.50%	6.74%	7/20/2022	6,757	6,712	6,740
ThoughtWorks, Inc. (2) (3) (4) (7) (10) (11)	Business Services	L + 4.00%	6.24%	10/12/2024	10,260	10,223	10,339
U.S. Acute Care Solutions, LLC (2) (3) (4) (11)	Healthcare & Pharmaceuticals	L + 5.00%	7.24%	5/15/2021	31,748	31,569	31,421
U.S. TelePacific Holdings Corp. (2) (3) (4) (11)	Telecommunications	L + 5.00%	7.39%	5/2/2023	26,660	26,436	26,194
Upstream Intermediate, LLC (2) (3) (4) (7) (10)	Healthcare & Pharmaceuticals	L + 4.50%	6.65%	1/3/2024	18,417	18,333	18,417
Valet Waste Holdings, Inc. (2) (3) (4) (7)	Construction & Building	L + 4.00%	6.26%	9/28/2025	12,000	11,973	12,017

Consolidated Schedule of Investments as of September 30, 2018 (unaudited)
Investments (1)	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
Valicor Environmental Services, LLC (2) (3) (4) (7) (10) (11)	Environmental Industries	L + 4.75%	6.90%	6/1/2023	$26,513	$25,810	$26,278
WIRB - Copernicus Group, Inc. (2) (3) (4) (7) (10) (11)	Healthcare & Pharmaceuticals	L + 4.25%	6.49%	8/12/2022	16,517	16,414	16,495
WRE Holding Corp. (2) (3) (4) (7) (10) (11)	Environmental Industries	L + 4.75%	6.99%	1/3/2023	7,337	7,258	7,148
Zywave, Inc. (2) (3) (4) (7) (10) (11)	High Tech Industries	L + 5.00%	7.34%	11/17/2022	17,296	17,154	17,295
First Lien Debt Total						$1,191,108	$1,192,524
Second Lien Debt (0.49% of fair value)
Paradigm Acquisition Corp. (2) (3) (11)	Business Services	L + 8.50%	10.97%	10/12/2025	$4,800	$4,756	$4,848
Zywave, Inc. (2) (3) (11)	High Tech Industries	L + 9.00%	11.31%	11/17/2023	1,050	1,037	1,060
Second Lien Debt Total						$5,793	$5,908
Total Investments						$1,196,901	$1,198,432

(1)
Unless otherwise indicated, issuers of investments held by Credit Fund are domiciled in the United States. As of September 30, 2018, the geographical composition of investments as a percentage of fair value was 1.32% in Canada and 98.68% in the United States. Certain portfolio company investments are subject to contractual restrictions on sales.

(2)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, Credit Fund has indicated the reference rate used and provided the spread and the interest rate in effect as of September 30, 2018. As of September 30, 2018, the reference rates for Credit Fund’s variable rate loans were the 30-day LIBOR at 2.26%, the 90-day LIBOR at 2.40% and the 180-day LIBOR at 2.60%.

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

(9)
In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, Credit Fund is entitled to receive additional interest as a result of an agreement among lenders as follows: EIP Merger Sub, LLC (Evolve IP) (3.76%) and Surgical Information Systems, LLC (0.90%). Pursuant to the agreement among lenders in respect of these loans, these investments represent a first lien/last out loan, which has a secondary priority behind the first lien/first out loan with respect to principal, interest and other payments.

(10)	As of September 30, 2018, Credit Fund had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

First Lien Debt—unfunded delayed draw and revolving term loans commitments	Type	Unused Fee	Par/ Principal Amount	Fair Value
Advanced Instruments, LLC	Revolver	0.50%	$1,333	$(3)
Ahead, LLC	Revolver	0.50	4,688	(6)
AQA Acquisition Holding, Inc.	Revolver	0.50	2,459	—
Borchers, Inc.	Revolver	0.50	1,935	—
Clearent Newco, LLC	Delayed Draw	1.00	4,988	(22)
Clearent Newco, LLC	Revolver	0.50	644	(3)
DecoPac, Inc.	Revolver	0.50	2,143	(11)
Executive Consulting Group, LLC.	Revolver	0.50	2,368	(8)
HMT Holding Inc.	Revolver	0.50	4,444	(8)
J.S. Held LLC	Delayed Draw	1.00	4	—
Jensen Hughes, Inc.	Delayed Draw	1.00	337	—
Jensen Hughes, Inc.	Revolver	0.50	1,591	—
MAG DS Corp.	Revolver	0.50	2,772	(15)
MSHC, Inc.	Delayed Draw	—	6,252	(4)
North American Dental Management, LLC	Delayed Draw	1.00	4,646	(35)
North American Dental Management, LLC	Revolver	0.50	2,727	(20)
North Haven CA Holdings, Inc. (CoAdvantage)	Revolver	0.50	6,114	—
Output Services Group	Delayed Draw	4.25	2,518	(1)
PAI Holdco, Inc. (Parts Authority)	Delayed Draw	1.00	657	—
Pharmalogic Holdings Corp.	Delayed Draw	1.00	2,947	(1)
Premise Health Holding Corp.	Delayed Draw	1.00	1,103	—
Propel Insurance Agency, LLC	Delayed Draw	0.50	7,143	(64)
Propel Insurance Agency, LLC	Revolver	0.50	2,381	(21)
PSI Services LLC	Revolver	0.50	754	(6)
QW Holding Corporation (Quala)	Delayed Draw	1.00	7,515	(91)
QW Holding Corporation (Quala)	Revolver	0.50	5,498	(66)
Sovos Brands Intermediate, Inc.	Revolver	0.50	2,432	—
T2 Systems, Inc.	Revolver	0.50	1,173	1
The Original Cakerie, Ltd. (Canada)	Revolver	0.50	1,365	(3)
ThoughtWorks, Inc.	Delayed Draw	2.00	1,714	11
Upstream Intermediate, LLC	Revolver	0.50	1,446	—
Valicor Environmental Services, LLC	Revolver	0.50	2,955	(24)
WIRB - Copernicus Group, Inc.	Delayed Draw	1.00	7,200	(7)
WIRB - Copernicus Group, Inc.	Revolver	0.50	1,000	(1)
WRE Holding Corp.	Delayed Draw	1.06	2,336	(44)
WRE Holding Corp.	Revolver	0.50	247	(5)
Zywave, Inc.	Revolver	0.50	1,388	—
Total unfunded commitments			$103,217	$(457)

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

Below is certain summarized consolidated financial information for Credit Fund as of September 30, 2018 and December 31, 2017, respectively. Credit Fund commenced operations in May 2016.

	September 30, 2018	December 31, 2017
	(unaudited)
Selected Consolidated Balance Sheet Information
ASSETS
Investments, at fair value (amortized cost of $1,196,901 and $983,669, respectively)	$1,198,432	$984,773
Cash and other assets	37,001	26,441
Total assets	$1,235,433	$1,011,214
LIABILITIES AND MEMBERS’ EQUITY
Secured borrowings	$552,250	$377,686
Notes payable, net of unamortized debt issuance costs of $1,897 and $2,051, respectively	323,614	348,938
Mezzanine loans	122,000	85,750
Other liabilities	34,761	25,308
Subordinated loans and members’ equity	202,808	173,532
Liabilities and members’ equity	$1,235,433	$1,011,214

	For the three month periods ended		For the nine month periods ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Selected Consolidated Statement of Operations Information:
Total investment income	$21,738	$14,914	$60,129	$33,802
Expenses
Interest and credit facility expenses	13,858	8,809	37,615	21,204
Other expenses	796	356	1,565	1,041
Total expenses	14,654	9,165	39,180	22,245
Net investment income (loss)	7,084	5,749	20,949	11,557
Net realized gain (loss) on investments	—	—	—	—
Net change in unrealized appreciation (depreciation) on investments	314	(2,076)	427	(889)
Net increase (decrease) resulting from operations	$7,398	$3,673	$21,376	$10,668
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
During the three month periods ended September 30, 2018 and 2017, there were mezzanine loan borrowings of $27,000 and $7,600, respectively, and repayments of $19,000 and $8,400, respectively, under the Credit Fund Facility. During the nine month periods ended September 30, 2018 and 2017, there were mezzanine loan borrowings of $74,150 and $91,760, respectively, and repayments of $37,900 and $41,844, respectively, under the Credit Fund Facility. As of September 30, 2018 and December 31, 2017, there were $122,000 and $85,750 in mezzanine loans outstanding, respectively.
As of September 30, 2018 and December 31, 2017, Credit Fund was in compliance with all covenants and other requirements of the Credit Fund Facility.

Credit Fund Sub Facility
On June 24, 2016, Credit Fund Sub closed on the Credit Fund Sub Facility with lenders, which was subsequently amended on May 31, 2017, October 27, 2017 and August 24, 2018. The Credit Fund Sub Facility provides for secured borrowings during the applicable revolving period up to an amount equal to $640,000. The facility is secured by a first lien security interest in substantially all of the portfolio investments held by Credit Fund Sub. The maturity date of the Credit Fund Sub Facility is May 22, 2024. Amounts borrowed under the Credit Fund Sub Facility bear interest at a rate of LIBOR plus 2.25%.
During the three month periods ended September 30, 2018 and 2017, there were secured borrowings of $101,300 and $59,900, respectively, and repayments of $0 and $39,784, respectively, under the Credit Fund Sub Facility. During the nine month periods ended September 30, 2018 and 2017, there were secured borrowings of $210,565 and $357,305, respectively, and repayments of $36,001 and $39,784, respectively, under the Credit Fund Sub Facility. As of September 30, 2018 and December 31, 2017, there was $552,250 and $377,686 in secured borrowings outstanding, respectively.
As of September 30, 2018 and December 31, 2017, Credit Fund Sub was in compliance with all covenants and other requirements of the Credit Fund Sub Facility.
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
6. BORROWINGS
In accordance with the Investment Company Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 150% after such borrowing. As of September 30, 2018 and December 31, 2017, asset coverage was 210.09% and 234.86%, respectively. During the three month and nine month periods ended September 30, 2018, there were secured borrowings of $258,600 and $681,650, respectively, under the SPV Credit Facility and Credit Facility and repayments of $289,406 and $690,244, respectively, under the SPV Credit Facility and Credit Facility. During the three month and nine month periods ended September 30, 2017, there were secured borrowings of $291,450 and $597,450, respectively, under the SPV Credit Facility and Credit Facility and repayments of $44,278 and $440,566, respectively, under the SPV Credit Facility and Credit Facility. As of September 30, 2018 and December 31, 2017, there was $554,299 and $562,893, respectively, in secured borrowings outstanding.
SPV Credit Facility
The SPV closed on May 24, 2013 on the SPV Credit Facility, which was subsequently amended on June 30, 2014, June 19, 2015, June 9, 2016, May 26, 2017 and August 9, 2018. The SPV Credit Facility provides for secured borrowings during the applicable revolving period up to an amount equal to the lesser of $400,000 (the borrowing base as calculated pursuant to the terms of the SPV Credit Facility) and the amount of net cash proceeds and unpledged capital commitments the Company has received, with an accordion feature that can, subject to certain conditions, increase the aggregate maximum credit commitment up to an amount not to exceed $750,000, subject to restrictions imposed on borrowings under the Investment Company Act and certain restrictions and conditions set forth in the SPV Credit Facility, including adequate collateral to support such borrowings. The SPV Credit Facility has a revolving period through May 21, 2021 and a maturity date of May 23, 2023. Borrowings under the SPV Credit Facility bear interest initially at the applicable commercial paper rate (if the lender is a conduit lender) or LIBOR (or, if applicable, a rate based on the prime rate or federal funds rate) plus 2.00% per year through May 21, 2021, with pre-determined future interest rate increases of 0.875%-1.75% following the end of the revolving period. The SPV is also required to pay an undrawn commitment fee of between 0.50% and 0.75% per year depending on the drawings under the SPV Credit Facility. Payments under the SPV Credit Facility are made quarterly. The lenders have a first lien security interest on substantially all of the assets of the SPV.
As part of the SPV Credit Facility, the SPV is subject to limitations as to how borrowed funds may be used and the types of loans that are eligible to be acquired by the SPV including, but not limited to, restrictions on sector and geographic concentrations, loan size, payment frequency, tenor and minimum investment ratings (or estimated ratings). In addition, borrowed funds are intended to be used primarily to purchase first lien loan assets, and the SPV is limited in its ability to purchase certain other assets (including, but not limited to, second lien loans, covenant-lite loans, revolving and delayed draw loans and discount loans) and other assets are not permitted to be purchased (including, but not limited to paid-in-kind loans and structured finance obligations). The SPV Credit Facility has certain requirements relating to asset coverage, interest coverage, collateral quality and portfolio performance, including limitations on delinquencies and charge offs, certain violations of which could result in the immediate acceleration of the amounts due under the SPV Credit Facility. The SPV Credit Facility is also subject to a borrowing base that applies different advance rates to assets held by the SPV based generally on the fair market value of such assets. Under certain circumstances as set forth in the SPV Credit Facility, the Company could be obliged to repurchase loans from the SPV.
As of September 30, 2018 and December 31, 2017, the Company was in compliance with all covenants and other requirements of the SPV Credit Facility.
Credit Facility
The Company closed on March 21, 2014 on the Credit Facility, which was subsequently amended on January 8, 2015, May 25, 2016, March 22, 2017 and September 25, 2018. The maximum principal amount of the Credit Facility is $413,000, subject to availability under the Credit Facility, which is based on certain advance rates multiplied by the value of the Company’s portfolio investments (subject to certain concentration limitations) net of certain other indebtedness that the Company may incur in accordance with the terms of the Credit Facility. Proceeds of the Credit Facility may be used for general corporate purposes, including the funding of portfolio investments. Maximum capacity under the Credit Facility may be increased to $620,000 through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Credit Facility includes a $20,000 limit for swingline loans and a $5,000 limit for letters of credit. The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Credit Facility, including amounts drawn in respect of letters of credit, bear interest at either LIBOR plus an applicable spread of 2.25%, or an “alternative base rate” (which is the highest of a prime rate, the federal funds effective rate plus 0.50%, or one month LIBOR plus 1.00%) plus an applicable spread of 1.25%. The Company may elect either the LIBOR or the “alternative base rate” at the time of drawdown, and loans may be converted from one rate to another at any time, subject to certain conditions. The Company also pays a fee of 0.375% on undrawn amounts under the Credit Facility and, in respect of each undrawn letter of credit, a fee and interest rate equal to the then-applicable margin under the Credit Facility while the letter of credit is outstanding. The availability period under the Credit Facility will terminate on March 22, 2022 and the Credit Facility will mature on March 22, 2023. During the period from March 22, 2022 to March 22, 2023, the Company will be obligated to make mandatory prepayments under the Credit Facility out of the proceeds of certain asset sales, other recovery events and equity and debt issuances.
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
As of September 30, 2018 and December 31, 2017, the Company was in compliance with all covenants and other requirements of the Credit Facility.
Summary of Facilities
The Facilities consisted of the following as of September 30, 2018 and December 31, 2017:

	September 30, 2018
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
SPV Credit Facility	$400,000	$280,399	$119,601	$2,647
Credit Facility	413,000	273,900	139,100	139,100
Total	$813,000	$554,299	$258,701	$141,747

	December 31, 2017
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
SPV Credit Facility	$400,000	$287,393	$112,607	$27,147
Credit Facility	413,000	275,500	137,500	137,500
Total	$813,000	$562,893	$250,107	$164,647

(1)	The unused portion is the amount upon which commitment fees are based.

(2)	Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
As of September 30, 2018 and December 31, 2017, $2,482 and $3,140, respectively, of interest expense, $324 and $186, respectively, of unused commitment fees and $23 and $23, respectively, of other fees were included in interest and credit facility fees payable. For the three month and nine month periods ended September 30, 2018, the weighted average interest rates were 4.35% and 4.10%, respectively, and the average principal debt outstanding was $532,998 and $542,996, respectively. For the three month and nine month periods ended September 30, 2017, the weighted average interest rates were 3.40% and 3.24%, respectively, and the average principal debt outstanding was $406,498 and $402,787, respectively. As of September 30, 2018 and December 31, 2017, the weighted average interest rates were 4.44% and 3.56%, respectively, based on floating LIBOR rates.
For the three month and nine month periods ended September 30, 2018 and 2017, the components of interest expense and credit facility fees were as follows:

	For the three month periods ended		For the nine month periods ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Interest expense	$5,922	$3,535	$16,897	$9,916
Facility unused commitment fee	341	309	923	925
Amortization of deferred financing costs	210	183	664	541
Other fees	32	29	102	89
Total interest expense and credit facility fees	$6,505	$4,056	$18,586	$11,471
Cash paid for interest expense	$6,803	$2,698	$17,555	$9,043
7. Notes Payable
On June 26, 2015, the Company completed the 2015-1 Debt Securitization. The 2015-1 Notes were issued by the 2015-1 Issuer, a wholly-owned and consolidated subsidiary of the Company. The 2015-1 Debt Securitization was executed through a private placement of the 2015-1 Notes, consisting of $160,000 of Aaa/AAA Class A-1A Notes; $40,000 of Aaa/AAA Class A-1B Notes; $27,000 of Aaa/AAA Class A-1C Notes; and $46,000 of Aa2 Class A-2 Notes. The 2015-1 Notes were issued at par and were scheduled to mature on July 15, 2027. The Company received 100% of the preferred interests issued by the 2015-1 Issuer (the “2015-1 Issuer Preferred Interests”) on the closing date of the 2015-1 Debt Securitization in exchange for the Company’s contribution to the 2015-1 Issuer of the initial closing date loan portfolio. The 2015-1 Issuer Preferred Interests do not bear interest and had a nominal value of $125,900 at closing. In connection with the contribution, the Company made customary representations, warranties and covenants to the 2015-1 Issuer in the purchase agreement. The Class A-1A, Class A-1B and Class A-1C and Class A-2 Notes are included in these consolidated financial statements. The 2015-1 Issuer Preferred Interests were eliminated in consolidation.
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

On August 30, 2018, the Company and the 2015-1 Issuer closed the 2015-1 Debt Securitization Refinancing. On the closing date of the 2015-1 Debt Securitization Refinancing, the 2015-1 Issuer, among other things, (a) refinanced the issued Class A-1A Notes by redeeming in full the Class A-1A Notes and issuing new AAA Class A-1-1-R Notes in an aggregate principal amount of $234,800 which bear interest at the three-month LIBOR plus 1.55%; (b) refinanced the issued Class A-1B Notes by redeeming in full the Class A-1B Notes and issuing new AAA Class A-1-2-R Notes in an aggregate principal amount of $50,000 which bear interest at the three-month LIBOR plus 1.48% for the first 24 months and the three-month LIBOR plus 1.78% thereafter; (c) refinanced the issued Class A-1C Notes by redeeming in full the Class A-1C Notes and issuing new AAA Class A-1-3-R Notes in an aggregate principal amount of $25,000 which bear interest at 4.56%; (d) refinanced the issued Class A-2 Notes by redeeming in full the Class A-2 Notes and issuing new Class A-2-R Notes in an aggregate principal amount of $66,000 which bear interest at the three-month LIBOR plus 2.20%; (e) issued new single-A Class B Notes and BBB- Class C Notes in aggregate principal amounts of $46,400 and $27,000, respectively, which bear interest at the three-month LIBOR plus 3.15% and the three-month LIBOR plus 4.00%, respectively; (f) reduced the 2015-1 Issuer Preferred Interests by approximately $21,375 from a nominal value of $125,900 to approximately $104,525 at close; and (g) extended the reinvestment period end date and maturity date applicable to the 2015-1 Issuer to October 15, 2023 and October 15, 2031, respectively. Following the 2015-1 Debt Securitization Refinancing, the Company retained the 2015-1 Issuer Preferred Interests. The 2015-1R Notes in the 2015-1 Debt Securitization Refinancing were issued by the 2015-1 Issuer and are secured by a diversified portfolio of the 2015-1 Issuer consisting primarily of first and second lien senior secured loans.
On the closing date of the 2015-1 Debt Securitization Refinancing, the 2015-1 Issuer effected a one-time distribution to the Company of a substantial portion of the proceeds of the private placement of the 2015-1R Notes, net of expenses, which distribution was used to repay a portion of certain amounts outstanding under the SPV Credit Facility and the Credit Facility. As part of the 2015-1 Debt Securitization Refinancing, certain first and second lien senior secured loans were distributed by the SPV to the Company pursuant to a distribution and contribution agreement. The Company contributed the loans that comprised the initial closing date loan portfolio (including the loans distributed to the Company from the SPV) to the 2015-1 Issuer pursuant to a contribution agreement. Future loan transfers from the Company to the 2015-1 Issuer will be made pursuant to a sale agreement and are subject to the approval of the Company’s Board of Directors. Assets of the 2015-1 Issuer are not available to the creditors of the SPV or the Company. In connection with the issuance and sale of the 2015-1R Notes, the Company made customary representations, warranties and covenants in the purchase agreement.
During the reinvestment period, pursuant to the indenture governing the 2015-1R Notes, all principal collections received on the underlying collateral may be used by the 2015-1 Issuer to purchase new collateral under the direction of Investment Adviser in its capacity as collateral manager of the 2015-1 Issuer and in accordance with the Company’s investment strategy.
The Investment Adviser serves as collateral manager to the 2015-1 Issuer under a collateral management agreement (the “Collateral Management Agreement”). Pursuant to the Collateral Management Agreement, the 2015-1 Issuer pays management fees (comprised of base management fees, subordinated management fees and incentive management fees) to the Investment Adviser for rendering collateral management services. As per the Collateral Management Agreement, for the period the Company retains all of the 2015-1 Issuer Preferred Interests, the Investment Adviser does not earn management fees for providing such collateral management services. The Company currently retains all of the 2015-1 Issuer Preferred Interests, thus the Investment Adviser did not earn any management fees from the 2015-1 Issuer for the three month and nine month periods ended September 30, 2018 and 2017. Any such waived fees may not be recaptured by the Investment Adviser.
Pursuant to an undertaking by the Company in connection with the 2015-1 Debt Securitization Refinancing, the Company has agreed to hold on an ongoing basis the 2015-1 Issuer Preferred Interests with an aggregate dollar purchase price at least equal to 5% of the aggregate outstanding amount of all collateral obligations by the 2015-1 Issuer for so long as any securities of the 2015-1 Issuer remain outstanding. As of September 30, 2018, the Company was in compliance with its undertaking.
The 2015-1 Issuer pays ongoing administrative expenses to the trustee, independent accountants, legal counsel, rating agencies and independent managers in connection with developing and maintaining reports, and providing required services in connection with the administration of the 2015-1 Issuer.
As of September 30, 2018, there were 62 first lien and second lien senior secured loans with a total fair value of approximately $558,195 and cash of $36,651 securing the 2015-1R Notes. The pool of loans in the securitization must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture governing the 2015-1R Notes.
For the nine month periods ended September 30, 2018 and 2017, the effective annualized weighted average interest rates, which include amortization of debt issuance costs on the 2015-1R Notes and 2015-1 Notes, were 4.14% and 3.27%, respectively, based on floating LIBOR rates, excluding the one-time impact of the 2015-1 Debt Securitization Refinancing. As of September 30, 2018 and December 31, 2017, the weighted average interest rates were 4.14% and 3.44%, respectively, based on floating LIBOR rates.
For the three month and nine month periods ended September 30, 2018 and 2017, the components of interest expense on the 2015-1R Notes and 2015-1 Notes were as follows:

	For the three month periods ended		For the nine month periods ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Interest expense	$3,613	$2,336	$9,061	$6,625
Amortization of deferred financing costs	837	51	938	153
Total interest expense and credit facility fees	$4,450	$2,387	$9,999	$6,778
Cash paid for interest expense	$4,456	$2,213	$9,414	$6,380

Related to the 2015-1 Debt Securitization Refinancing, $652 of debt issuance costs were immediately expensed on August 30, 2018 in lieu of continuing to amortize over the term of the notes.
8. COMMITMENTS AND CONTINGENCIES
A summary of significant contractual payment obligations was as follows as of September 30, 2018 and December 31, 2017:

	SPV Credit Facility and Credit Facility		2015-1R Notes / 2015-1 Notes
Payment Due by Period	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Less than 1 Year	$—	$—	$—	$—
1-3 Years	—	—	—	—
3-5 Years	554,299	562,893	—	—
More than 5 Years	—	—	449,200	273,000
Total	$554,299	$562,893	$449,200	$273,000
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of September 30, 2018 and December 31, 2017 for any such exposure.
The Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par Value as of
	September 30, 2018	December 31, 2017
Unfunded delayed draw commitments	$132,485	$78,991
Unfunded revolving term loan commitments	52,736	39,383
Total unfunded commitments	$185,221	$118,374
9. NET ASSETS
The Company has the authority to issue 200,000,000 shares of common stock, $0.01 per share par value.
During the nine month period ended September 30, 2018, the Company issued 361,048 shares for $6,629 through the reinvestment of dividends. The following table summarizes capital activity during the nine month period ended September 30, 2018:

	Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss) on Investments	Accumulated Net Unrealized Appreciation (Depreciation) on Investments	Total Net Assets
	Shares	Amount
Balance, beginning of period	62,207,603	$622	$1,172,807	$(1,618)	$2,522	$(43,548)	$(3,481)	$1,127,304
Reinvestment of dividends	361,048	4	6,625	—	—	—	—	6,629
Offering costs	—	—	—	(15)	—	—	—	(15)
Net investment income (loss)	—	—	—	—	79,025	—	—	79,025
Net realized gain (loss) on investments	—	—	—	—	—	(2,987)	—	(2,987)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	—	(35,763)	(35,763)
Dividends declared	—	—	—	—	(69,451)	—	—	(69,451)
Balance, end of period	62,568,651	$626	$1,179,432	$(1,633)	$12,096	$(46,535)	$(39,244)	$1,104,742
During the nine month period ended September 30, 2017, the Company issued 20,157,530 shares for $367,221, including the reinvestment of dividends. In connection with the NFIC Acquisition, the Company issued 434,233 shares of common stock valued at approximately $8,046. See Note 13 for additional information regarding the NFIC Acquisition. In connection with the Company's IPO, the Company issued 9,454,200 shares of common stock (including shares issued pursuant to the exercise of the underwriters' over-allotment option) at a public offering price of $18.50 per share. Net of underwriting costs, the Company received cash proceeds of $169,488. The following table summarizes capital activity during the nine month period ended September 30, 2017:

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

The following table summarizes total shares issued and proceeds received related to capital activity during the nine month period ended September 30, 2018:

	Shares Issued	Proceeds Received
January 17, 2018*	361,048	$6,629
Total	361,048	$6,629
* Represents shares issued upon the reinvestment of dividends
The following table summarizes total shares issued and proceeds received related to capital activity during the nine month period ended September 30, 2017:

	Shares Issued	Proceeds Received
January 24, 2017*	5,837	$108
April 24, 2017	5,133	94
May 19, 2017	2,141,416	39,488
June 9, 2017	8,116,711	149,997
June 9, 2017**	434,233	8,046
June 19, 2017***	9,000,000	161,505
July 5, 2017	454,200	7,983
Total	20,157,530	$367,221
* Represents shares issued upon the reinvestment of dividends
** Represents shares issued in accordance with the elections of the NFIC stockholders pursuant to the NFIC Acquisition (see Note 13, NFIC Acquisition)
*** Represents shares issued and net proceeds received in connection with the Company’s IPO

Subscription transactions during the nine month period ended September 30, 2017 were executed at an offering price at a premium to net asset value due to the requirement to use prior quarter net asset value as offering price unless it would result in the Company selling shares of its common stock at a price below the current net asset value and also in order to effect a reallocation of organizational costs to subsequent investors. Additionally, on June 19, 2017, the Company closed its IPO, issuing 9,454,200 shares of its common stock at a public offering price of $18.50 per share. Net of underwriting and offering costs, the common stock issued in the IPO and net asset value experienced dilution during the period, and such subscription and IPO transactions increased/(decreased) net asset value by $(0.10) per share for the nine month period ended September 30, 2017.
The Company computes earnings per common share in accordance with ASC 260, Earnings Per Share. Basic earnings per common share were calculated by dividing net increase (decrease) in net assets resulting from operations attributable to the Company by the weighted-average number of common shares outstanding for the period.
Basic and diluted earnings per common share were as follows:

	For the three month periods ended		For the nine month periods ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net increase (decrease) in net assets resulting from operations	$6,080	$25,543	$40,275	$57,217
Weighted-average common shares outstanding	62,568,651	61,840,100	62,546,168	49,915,318
Basic and diluted earnings per common share	$0.10	$0.41	$0.64	$1.15

The following table summarizes the Company’s dividends declared during the two most recent fiscal years and the current fiscal year to-date:

Date Declared	Record Date	Payment Date	Per Share Amount
March 10, 2016	March 14, 2016	April 22, 2016	$0.40
June 8, 2016	June 8, 2016	July 22, 2016	$0.40
September 28, 2016	September 28, 2016	October 24, 2016	$0.40
December 29, 2016	December 29, 2016	January 24, 2017	$0.41
December 29, 2016	December 29, 2016	January 24, 2017	$0.07	(1)
March 20, 2017	March 20, 2017	April 24, 2017	$0.41
June 20, 2017	June 30, 2017	July 18, 2017	$0.37
August 7, 2017	September 29, 2017	October 18, 2017	$0.37
November 7, 2017	December 29, 2017	January 17, 2018	$0.37
December 13, 2017	December 29, 2017	January 17, 2018	$0.12	(1)
February 26, 2018	March 29, 2018	April 17, 2018	$0.37
May 2, 2018	June 29, 2018	July 17, 2018	$0.37
August 6, 2018	September 28, 2018	October 17, 2018	$0.37

(1)	Represents a special dividend.

10. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of consolidated financial highlights for the nine month periods ended September 30, 2018 and 2017:

	For the nine month periods ended
	September 30, 2018	September 30, 2017
Per Share Data:
Net asset value per share, beginning of period	$18.12	$18.32
Net investment income (loss) (1)	1.27	1.31
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	(0.62)	(0.20)
Net increase (decrease) in net assets resulting from operations	0.65	1.11
Dividends declared (2)	(1.11)	(1.15)
Effect of offering price of subscriptions and the offering price of common stock in the IPO, net of underwriting and offering costs (3)	—	(0.10)
Net asset value per share, end of period	$17.66	$18.18
Market price per share, end of period	$16.70	$18.82

Number of shares outstanding, end of period	62,568,651	61,859,848
Total return based on net asset value (4)	3.59%	5.51%
Total return based on market price (5)	(11.13)%	5.73%
Net assets, end of period	$1,104,742	$1,124,353
Ratio to average net assets (6):
Expenses net of waiver, before incentive fees	4.89%	3.68%
Expenses net of waiver, after incentive fees	6.37%	5.34%
Expenses gross of waiver, after incentive fees	6.37%	5.97%
Net investment income (loss) (7)	6.97%	7.03%
Interest expense and credit facility fees	2.52%	1.95%
Ratios/Supplemental Data:
Asset coverage, end of period	210.09%	232.00%
Portfolio turnover	28.44%	34.13%
Weighted-average shares outstanding	62,546,168	49,915,318

(1)	Net investment income (loss) per share was calculated as net investment income (loss) for the period divided by the weighted average number of shares outstanding for the period.

(2)	Dividends declared per share was calculated as the sum of dividends declared during the period divided by the number of shares outstanding at each respective quarter-end date (refer to Note 9).

(3)	Increase (decrease) is due to the offering price of subscriptions and the issuance of common stock in the IPO, net of underwriting and offering costs during the period (refer to Note 9).

(4)
Total return based on net asset value (not annualized) is based on the change in net asset value per share during the period plus the declared dividends, assuming reinvestment of dividends in accordance with the dividend reinvestment plan, divided by the beginning net asset value for the period. Total return for the nine month periods ended September 30, 2018 and 2017 is inclusive of $0.00 and $(0.10), respectively, per share increase (decrease) in net asset value for the periods related to the offering price of subscriptions and the offering price of common stock in the IPO, net of underwriting and offering costs during the period. Excluding the effects of these common stock issuances, total return (not annualized) would have been 3.59% and 6.06%, respectively (refer to Note 9).

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

11. LITIGATION
The Company may become party to certain lawsuits in the ordinary course of business. The Company does not believe that the outcome of current matters, if any, will materially impact the Company or its consolidated financial statements. As of September 30, 2018 and December 31, 2017, the Company was not subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company.
In addition, portfolio investments of the Company could be the subject of litigation or regulatory investigations in the ordinary course of business. The Company does not believe that the outcome of any current contingent liabilities of its portfolio investments, if any, will materially affect the Company or these consolidated financial statements.
12. TAX
The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of September 30, 2018 and December 31, 2017.
In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. As of September 30, 2018 and December 31, 2017, the Company had filed tax returns and therefore is subject to examination.
The Company’s taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate. The estimated tax character of dividends declared for nine month periods ended September 30, 2018 and 2017 was as follows:

	For the nine month periods ended
	September 30, 2018	September 30, 2017
Ordinary income	$69,451	$62,708
Tax return of capital	$—	$—
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
Subsequent to September 30, 2018, the Company borrowed $15,600 under the Credit Facility and SPV Credit Facility to fund investment acquisitions. The Company also voluntarily repaid $92,630 under the Credit Facility and SPV Credit Facility.
On November 5, 2018, the Company’s Board of Directors approved a $100 million stock repurchase program.  Pursuant to the program, the Company is authorized to repurchase up to $100 million in the aggregate of its outstanding common stock in the open market and/or through privately negotiated transactions at prices not to exceed the Company’s net asset value per share as reported in its most recent financial statements, in accordance with the guidelines specified in Rule 10b-18 of the Exchange Act. The timing, manner, price and amount of any repurchases will be determined by the Company, in its discretion, based upon the evaluation of economic and market conditions, stock price, available cash, applicable legal and regulatory requirements and other factors, and may include purchases pursuant to Rule 10b5-1 of the Exchange Act. The program is expected to be in effect until November 5, 2019, or until the approved dollar amount has been used to repurchase shares. The program does not require the Company to repurchase any specific number of shares and there can be no assurance that any shares will be repurchased under the program. The program may be suspended, extended, modified or discontinued by the Company at any time.
On November 5, 2018, the Board of Directors declared a quarterly dividend of $0.37 per share, which is payable on January 17, 2019 to stockholders of record as of December 28, 2018.

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
PORTFOLIO AND INVESTMENT ACTIVITY
As of September 30, 2018, the fair value of our investments was approximately $2,018,998, comprised of 116 investments in 94 portfolio companies/investment fund across 27 industries with 57 sponsors. As of December 31, 2017, the fair value of our investments was approximately $1,967,531, comprised of 107 investments in 90 portfolio companies/investment fund across 28 industries with 57 sponsors.
Based on fair value as of September 30, 2018, our portfolio consisted of approximately 87.8% in secured debt (79.3% in first lien debt (including 9.9% in first lien/last out loans) and 8.5% in second lien debt), 11.1% in Credit Fund and 1.2% in equity investments. Based on fair value as of September 30, 2018, approximately 0.8% of our debt portfolio was invested in debt bearing a fixed interest rate and approximately 99.2% of our debt portfolio was invested in debt bearing a floating interest rate, which primarily are subject to interest rate floors.
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

Our investment activity for the three month periods ended September 30, 2018 and 2017 is presented below (information presented herein is at amortized cost unless otherwise indicated):

	For the three month periods ended
	September 30, 2018	September 30, 2017
Investments:
Total investments, beginning of period	$1,971,064	$1,727,680
New investments purchased	228,534	310,633
Net accretion of discount on investments	2,328	1,832
Net realized gain (loss) on investments	(4,633)	172
Investments sold or repaid	(139,051)	(68,284)
Total Investments, end of period	$2,058,242	$1,972,033
Principal amount of investments funded:
First Lien Debt (excluding First Lien/Last Out)	$181,334	$213,164
First Lien/Last Out Unitranche	3,547	60,081
Second Lien Debt	11,766	29,250
Structured Finance Obligations	—	—
Equity Investments	190	1,500
Investment Fund	34,500	12,600
Total	$231,337	$316,595
Principal amount of investments sold or repaid:
First Lien Debt (excluding First Lien/Last Out)	$(98,023)	$(47,407)
First Lien/Last Out Unitranche	(24,770)	(63)
Second Lien Debt	(1,801)	(12,500)
Structured Finance Obligations	—	—
Equity Investments	—	—
Investment Fund	(19,000)	(8,400)
Total	$(143,594)	$(68,370)
Number of new funded investments	11	11
Average amount of new funded investments	$20,776	$28,239
Percentage of new funded debt investments at floating interest rates	100%	100%
Percentage of new funded debt investments at fixed interest rates	—%	—%
As of September 30, 2018 and December 31, 2017, investments consisted of the following:

	September 30, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt (excluding First Lien/Last Out)	$1,414,147	$1,402,279	$1,295,406	$1,293,641
First Lien/Last Out Unitranche	234,321	199,350	246,925	237,635
Second Lien Debt	168,605	170,657	242,887	246,233
Equity Investments	17,168	23,308	13,543	17,506
Investment Fund	224,001	223,404	172,251	172,516
Total	$2,058,242	$2,018,998	$1,971,012	$1,967,531

The weighted average yields (1) for our first and second lien debt, based on the amortized cost and fair value as of September 30, 2018 and December 31, 2017, were as follows:

	September 30, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt (excluding First Lien/Last Out)	8.88%	8.96%	8.35%	8.36%
First Lien/Last Out Unitranche	10.20%	11.99%	10.02%	10.41%
First Lien Debt Total	9.07%	9.33%	8.62%	8.68%
Second Lien Debt	11.01%	10.88%	10.44%	10.30%
First and Second Lien Debt Total	9.25%	9.48%	8.86%	8.90%

(1)
Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of September 30, 2018 and December 31, 2017. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.

Total weighted average yields (which includes the effect of accretion of discount and amortization of premiums) of our first and second lien debt investments as measured on an amortized cost basis increased from 8.86% to 9.25% from December 31, 2017 to September 30, 2018. The increase in weighted average yields was primarily due to the increase in 90-day LIBOR from 1.69% to 2.40%, partially offset by borrower refinancing and loans placed on non-accrual status.
The following table summarizes the fair value of our performing and non-performing investments as of September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
	Fair Value	Percentage	Fair Value	Percentage
Performing	$2,002,607	99.2%	$1,948,044	99.0%
Non-accrual (1)	16,391	0.8	19,487	1.0
Total	$2,018,998	100.0%	$1,967,531	100.0%

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

See the Consolidated Schedules of Investments as of September 30, 2018 and December 31, 2017 in our consolidated financial statements in Part I, Item 1 of this Form 10-Q for more information on these investments, including a list of companies and type and amount of investments.
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
Our Investment Adviser monitors and, when appropriate, changes the investment ratings assigned to each debt investment in our portfolio. In connection with our quarterly valuation process, our Investment Adviser reviews our investment ratings on a regular basis. The following table summarizes the Internal Risk Ratings as of September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
	Fair Value	% of Fair Value	Fair Value	% of Fair Value
(dollar amounts in millions)
Internal Risk Rating 1	$104.7	5.91%	$73.7	4.15%
Internal Risk Rating 2	1,298.0	73.24	1,399.6	78.74
Internal Risk Rating 3	224.7	12.68	170.2	9.57
Internal Risk Rating 4	119.1	6.72	103.3	5.81
Internal Risk Rating 5	9.4	0.53	30.7	1.73
Internal Risk Rating 6	16.4	0.92	—	—
Total	$1,772.3	100.00%	$1,777.5	100.00%

As of each of September 30, 2018 and December 31, 2017, the weighted average Internal Risk Rating of our debt investment portfolio was 2.3 and 2.2, respectively. As of September 30, 2018 and December 31, 2017, 11 and 10 of our debt investments, with an aggregate fair value of $144.9 million and $134.0 million, respectively, were assigned an Internal Risk Rating of 4-6 (the “Watch List”). As of September 30, 2018 and December 31, 2017, two and one first lien debt investment in the portfolio with a fair value of $16.4 million and $19.5 million, respectively, were on non-accrual status, which represented approximately 0.8% and 1.0%, respectively, of total investments at fair value. The remaining first and second lien debt investments were performing and current on their interest payments as of September 30, 2018 and December 31, 2017.

During the nine month period ended September 30, 2018, 5 investments with fair value of $78.5 million were downgraded to the Watch List due to changes in financial condition and performance of the respective portfolio companies, 2 investments with fair value of $17.4 million were upgraded and removed from the Watch List due to improved performance of the portfolio company, and 2 investments with fair value of $16.2 million at December 31, 2017 were removed from the Watch List due to repayments in full.

CONSOLIDATED RESULTS OF OPERATIONS
For the three month and nine month periods ended September 30, 2018 and 2017
The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and losses and net change in unrealized appreciation and depreciation. As a result, quarterly comparisons may not be meaningful.
Investment Income
Investment income for the three month and nine month periods ended September 30, 2018 and 2017 was as follows:

	For the three month periods ended		For the nine month periods ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
First Lien Debt	$39,437	$29,336	$110,801	$84,922
Second Lien Debt	4,543	7,461	19,343	17,255
Equity Investments	—	—	63	2
Investment Fund	7,201	5,812	20,780	13,193
Cash	99	39	228	119
Total investment income	$51,280	$42,648	$151,215	$115,491
The increase in investment income for the three month and nine month periods ended September 30, 2018 from the comparable periods in 2017 was primarily driven by our increasing invested balance, an increase in LIBOR, and increased interest and dividend income from Credit Fund. As of September 30, 2018, the size of our portfolio increased to $2,058,242 from $1,972,033 as of September 30, 2017, at amortized cost, and total principal amount of investments outstanding increased to $2,089,143 from $2,008,693 as of September 30, 2017. As of September 30, 2018, the weighted average yield of our first and second lien debt increased to 9.25% from 8.61% as of September 30, 2017 on amortized cost, primarily due to the increase in LIBOR, partially offset by borrower refinancing and loans placed on non-accrual status.
Interest income on our first and second lien debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of September 30, 2018 and 2017, two and one first lien debt investments in the portfolio were on non-accrual with fair value of $16,391 and $22,808, respectively, which represents approximately 0.8% and 1.16% of total investments at fair value, respectively. The remaining first and second lien debt investments were performing and current on their interest payments as of September 30, 2018 and 2017.
For the three month periods ended September 30, 2018 and 2017, the Company earned $1,925 and $1,318, respectively, in other income. For the nine month periods ended September 30, 2018 and 2017, the Company earned $6,410 and $7,900, respectively, in other income. The decrease in other income for the nine month period ended September 30, 2018 from the comparable period in 2017 was primarily driven by lower syndication fees and prepayment fees.
Our total dividend and interest income from investments in Credit Fund totaled $7,201 and $20,780 for the three month and nine month periods ended September 30, 2018, respectively. Our total dividend and interest income from investments in Credit Fund totaled $5,812 and $13,193 for the three month and nine month periods ended September 30, 2017, respectively. The increase was primarily driven by increased invested balance of Credit Fund for three month and nine month periods ended September 30, 2018 from the comparable periods in 2017 and an increase in LIBOR.
Net investment income for the three month and nine month periods ended September 30, 2018 and 2017 was as follows:

	For the three month periods ended		For the nine month periods ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Total investment income	$51,280	$42,648	$151,215	$115,491
Net expenses	25,595	17,568	72,190	49,856
Net investment income (loss)	$25,685	$25,080	$79,025	$65,635

Expenses

	For the three month periods ended		For the nine month periods ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Base management fees	$7,543	$6,999	$22,031	$17,781
Incentive fees	5,449	5,321	16,763	15,459
Professional fees	869	361	2,590	1,957
Administrative service fees	179	184	550	522
Interest expense	10,372	5,922	26,896	16,694
Credit facility fees	583	521	1,689	1,553
Directors’ fees and expenses	92	121	283	355
Other general and administrative	478	472	1,318	1,293
Excise tax expense	30	—	70	169
Total expenses	25,595	19,901	72,190	55,783
Waiver of base management fees	—	2,333	—	5,927
Net expenses	$25,595	$17,568	$72,190	$49,856

Interest expense and credit facility fees for the three month and nine month periods ended September 30, 2018 and 2017 were comprised of the following:

	For the three month periods ended		For the nine month periods ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Interest expense	$10,372	$5,922	$26,896	$16,694
Facility unused commitment fee	341	309	923	925
Amortization of deferred financing costs	210	183	664	541
Other fees	32	29	102	87
Total interest expense and credit facility fees	$10,955	$6,443	$28,585	$18,247
Cash paid for interest expense	$11,259	$4,910	$26,969	$15,422
The increase in interest expense for the three month and nine month periods ended September 30, 2018 compared to the comparable periods in 2017 was driven by increased drawings under the Facilities related to increased deployment of capital for investments, an increase in LIBOR, and a one-time acceleration of $652 of amortization of debt issuance costs related to the 2015-1 Debt Securitization Refinancing. For the three month period ended September 30, 2018, the average interest rate increased to 4.33% from 3.41% for the comparable period in 2017, and average principal debt outstanding increased to $867,285 from $679,498 for the comparable period in 2017. For the nine month period ended September 30, 2018, the average interest rate increased to 4.12% from 3.25% for the comparable period in 2017, and average principal debt outstanding increased to $836,649 from $675,787 for the comparable period in 2017.
The increase in base management fees (and related waiver of base management fees, which terminated on September 30, 2017) and incentive fees related to pre-incentive fee net investment income for the three month and nine month periods ended September 30, 2018 from the comparable period in 2017 were driven by our deployment of capital, increasing invested balance, and termination of the waiver. For the three month periods ended September 30, 2018 and 2017, base management fees were $7,543 and $4,666, respectively, (net of waiver of $0 and $2,333, respectively), incentive fees related to pre-incentive fee net investment income were $5,449 and $5,321, respectively, and there were no incentive fees related to realized capital gains. For the nine month periods ended September 30, 2018 and 2017, base management fees were $22,031 and $11,854, respectively, (net of waiver of $0 and $5,927, respectively), incentive fees related to pre-incentive fee net investment income were $16,763 and $15,459, respectively, and there were no incentive fees related to realized capital gains. The accrual for any capital gains incentive fee under accounting principles generally accepted in the United States (“US GAAP”) in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. See Note 4 to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q for more information on the incentive and base management fees. For the three month and nine month periods ended September 30, 2018 and 2017, there were no accrued capital gains incentive fees based upon the cumulative net realized and unrealized appreciation (depreciation) as of September 30, 2018 and 2017, respectively.

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
Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) on Investments
During the three month and nine month periods ended September 30, 2018, we had realized gains on 0 and 2 investments, respectively, totaling approximately $0 and $1,777, respectively, which were offset by realized losses on 2 and 5 investments, respectively, totaling approximately $4,633 and $4,764, respectively. During the three month and nine month periods ended September 30, 2018, we had a change in unrealized appreciation on 46 and 70 investments, respectively, totaling approximately $11,082 and $16,797, respectively, which was offset by a change in unrealized depreciation on 65 and 62 investments, respectively, totaling approximately $26,054 and $52,560, respectively. During the three month and nine month periods ended September 30, 2017, we had realized gains on 4 and 13 investments, respectively, totaling approximately $181 and $593, respectively, which were offset by realized losses on 1 and 8 investments, respectively, totaling approximately $9 and $8,317, respectively. During the three month and nine month periods ended September 30, 2017, we had a change in unrealized appreciation on 59 and 60 investments, respectively, totaling approximately $13,191 and $29,089, respectively, which was offset by a change in unrealized depreciation on 44 and 70 investments, respectively, totaling approximately $12,900 and $29,783, respectively. In particular, effective September 17, 2018, Tweddle Group, Inc. completed a restructuring whereby a portion of the first lien debt held by us was exchanged into equity. As a result, $3,832 of unrealized depreciation was reversed and we realized a loss of $4,087 during the nine month period ended September 30, 2018. Effective January 31, 2017, TwentyEighty, Inc. (fka Miller Heiman, Inc.) completed a restructuring whereby the first lien debt held by us was converted into new term loans and equity. As a result, $10,943 of unrealized depreciation was reversed and we realized a loss of $7,738 on the investment during the nine month period ended September 30, 2017.
Net realized gain (loss) and net change in unrealized appreciation (depreciation) by the type of investments for the three month and nine month periods ended September 30, 2018 and 2017 were as follows:

	For the three month periods ended		For the nine month periods ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net realized gain (loss) on investments	$(4,633)	$172	$(2,987)	$(7,724)
Net change in unrealized appreciation (depreciation) on investments	(14,972)	291	(35,763)	(694)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	$(19,605)	$463	$(38,750)	$(8,418)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) by the type of investments for the three month and nine month periods ended September 30, 2018 and 2017 were as follows:

	For the three month periods ended				For the nine month periods ended
	September 30, 2018		September 30, 2017		September 30, 2018		September 30, 2017
Type	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)
First Lien Debt	$(4,633)	$(15,513)	$141	$(1,434)	$(4,764)	$(35,784)	$(7,710)	$(5,437)
Second Lien Debt	—	(140)	—	1,359	2	(1,294)	(3)	3,275
Structured Finance Obligations	—	—	31	—	—	—	(11)	172
Equity Investments	—	782	—	1,330	1,775	2,177	—	1,822
Investment Fund	—	(101)	—	(964)	—	(862)	—	(526)
Total	$(4,633)	$(14,972)	$172	$291	$(2,987)	$(35,763)	$(7,724)	$(694)
Net change in unrealized depreciation in our investments for the three month and nine month periods ended September 30, 2018 compared to the comparable period in 2017 was primarily driven by the unrealized depreciation in Product

Quest Manufacturing, LLC due to its bankruptcy filing, as well as due to changes in various inputs utilized under our valuation methodology, including, but not limited to, market spreads, leverage multiples and borrower ratings, and the impact of exits.
MIDDLE MARKET CREDIT FUND, LLC
Overview
On February 29, 2016, we and Credit Partners entered into an amended and restated limited liability company agreement, which was subsequently amended on June 24, 2016 (as amended, “the Limited Liability Company Agreement”) to co-manage Credit Fund, a Delaware limited liability company that is not consolidated in the Company’s consolidated financial statements. Credit Fund primarily invests in first lien loans of middle-market companies. Credit Fund is managed by a six-member board of managers, on which we and Credit Partners each have equal representation. Establishing a quorum for Credit Fund’s board of managers requires at least four members to be present at a meeting, including at least two of our representatives and two of Credit Partners’ representatives. We and Credit Partners each have 50% economic ownership of Credit Fund and have commitments to fund, from time to time, capital of up to $400,000 each. Funding of such commitments generally requires the approval of the board of Credit Fund, including the board members appointed by us. By virtue of its membership interest, the Company and Credit Partners each indirectly bear an allocable share of all expenses and other obligations of Credit Fund.
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
Selected Financial Data
Since inception of Credit Fund and through September 30, 2018 and December 31, 2017, the Company and Credit Partners each made capital contributions of $1 and $1 in members’ equity, respectively, and $102,000 and $86,500 in subordinated loans, respectively, to Credit Fund. As of September 30, 2018 and December 31, 2017, Credit Fund had borrowings of $122,000 and $85,750, respectively, in mezzanine loans under a revolving credit facility with the Company (the “Credit Fund Facility”). As of September 30, 2018 and December 31, 2017, Credit Fund had total subordinated loans and members’ equity outstanding of $202,808 and $173,532, respectively. As of September 30, 2018 and December 31, 2017, the Company’s ownership interest in such subordinated loans and members’ equity was $101,404 and $86,766, respectively, and in such mezzanine loans was $122,000 and $85,750, respectively.
As of September 30, 2018 and December 31, 2017, Credit Fund held cash and cash equivalents totaling $29,561 and $19,502, respectively.
As of September 30, 2018 and December 31, 2017, Credit Fund had total investments at fair value of $1,198,432 and $984,773, respectively, which was comprised of first lien senior secured loans and second lien senior secured loans to 60 and 51 portfolio companies, respectively. As of September 30, 2018 and December 31, 2017, no loans in Credit Fund’s portfolio were on non-accrual status or contained PIK provisions. All investments in the portfolio were floating rate debt investments with an interest rate floor. The portfolio companies in Credit Fund are U.S. middle market companies in industries similar to those in which the Company may invest directly. Additionally, as of September 30, 2018 and December 31, 2017, Credit Fund had commitments to fund various undrawn revolvers and delayed draw investments to its portfolio companies totaling $103,217 and $72,458, respectively.

Below is a summary of Credit Fund’s portfolio, followed by a listing of the loans in Credit Fund’s portfolio as of September 30, 2018 and December 31, 2017:

	As of September 30, 2018	As of December 31, 2017
Senior secured loans (1)	$1,207,375	$993,380
Weighted average yields of senior secured loans based on amortized cost (2)	7.13%	6.80%
Weighted average yields of senior secured loans based on fair value (2)	7.12%	6.79%
Number of portfolio companies in Credit Fund	60	51
Average amount per portfolio company (1)	$20,123	$19,478

(1)	At par/principal amount.

(2)
Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of September 30, 2018 and December 31, 2017. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.

Consolidated Schedule of Investments as of September 30, 2018 (unaudited)
Investments (1)	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value(6)
First Lien Debt (99.51% of fair value)
Acrisure, LLC (2) (3) (4)	Banking, Finance, Insurance & Real Estate	L + 4.25%	6.59%	11/22/2023	$20,938	$20,894	$20,999
Acrisure, LLC (2) (3) (4)	Banking, Finance, Insurance & Real Estate	L + 3.75%	5.99%	11/22/2023	11,970	11,956	12,049
Advanced Instruments, LLC (2) (3) (4) (7) (10) (11)	Healthcare & Pharmaceuticals	L + 5.25%	7.35%	10/31/2022	11,820	11,719	11,790
Ahead, LLC (2) (3) (4) (7) (10)	High Tech Industries	L + 4.50%	6.89%	6/29/2023	20,312	20,206	20,277
Alpha Packaging Holdings, Inc. (2) (3) (4) (11)	Containers, Packaging & Glass	L + 4.25%	6.64%	5/12/2020	16,902	16,868	16,902
AM Conservation Holding Corporation (2) (3) (4) (11)	Energy: Electricity	L + 4.50%	7.14%	10/31/2022	38,408	38,164	38,408
AQA Acquisition Holding, Inc. (2) (3) (4) (7) (10) (11)	High Tech Industries	L + 4.25%	6.64%	5/24/2023	27,197	27,099	27,197
Big Ass Fans, LLC (2) (3) (4) (11)	Capital Equipment	L + 3.75%	6.14%	5/21/2024	7,795	7,760	7,815
Borchers, Inc. (2) (3) (4) (7) (10) (11)	Chemicals, Plastics & Rubber	L + 4.50%	6.89%	11/1/2024	15,629	15,570	15,629
Brooks Equipment Company, LLC (2) (3) (4) (11)	Construction & Building	L + 5.00%	7.31%	8/29/2020	6,118	6,108	6,118
Clearent Newco, LLC (2) (3) (4) (7) (10)	High Tech Industries	L + 4.00%	6.24%	3/20/2024	24,264	23,856	24,133
DBI Holding LLC (2) (3) (4) (11)	Transportation: Cargo	L + 5.25%	7.51%	8/1/2021	34,617	34,378	33,977
DecoPac, Inc. (2) (3) (4) (7) (10) (11)	Non-durable Consumer Goods	L + 4.25%	6.64%	9/29/2024	12,729	12,598	12,654
Dent Wizard International Corporation (2) (3) (4)	Automotive	L + 4.00%	6.23%	4/7/2020	24,317	24,233	24,281
DTI Holdco, Inc. (2) (3) (4) (11)	High Tech Industries	L + 4.75%	6.95%	9/30/2023	19,130	18,978	18,540
EIP Merger Sub, LLC (Evolve IP) (2) (3) (4) (8) (11)	Telecommunications	L + 5.75%	7.99%	6/7/2022	22,434	21,975	22,016
EIP Merger Sub, LLC (Evolve IP) (2) (3) (9) (11)	Telecommunications	L + 5.75%	7.99%	6/7/2022	1,500	1,467	1,474
Empower Payments Acquisitions, Inc. (2) (3) (4) (11)	Media: Advertising, Printing & Publishing	L + 4.50%	6.74%	11/30/2023	17,194	16,917	17,194
Exactech, Inc. (2) (3) (4)	Healthcare & Pharmaceuticals	L + 3.75%	5.99%	2/14/2025	12,935	12,877	12,935
Executive Consulting Group, LLC, Inc. (2) (3) (4) (7) (10)	Business Services	L + 4.50%	6.89%	6/20/2024	15,356	15,199	15,294
Golden West Packaging Group LLC (2) (3) (4) (11)	Containers, Packaging & Glass	L + 5.25%	7.49%	6/20/2023	30,424	30,212	30,348
HMT Holding Inc. (2) (3) (4) (7) (10) (11)	Energy: Oil & Gas	L + 4.50%	6.74%	11/17/2023	35,301	34,693	35,227
J.S. Held LLC (2) (3) (4) (10) (11)	Banking, Finance, Insurance & Real Estate	L + 4.50%	6.76%	9/25/2024	20,360	20,180	20,360
Jensen Hughes, Inc. (2) (3) (4) (7) (10) (11)	Utilities: Electric	L + 4.50%	6.74%	3/22/2024	28,387	28,280	28,377
Kestra Financial, Inc. (2) (3) (4) (11)	Banking, Finance, Insurance & Real Estate	L + 4.25%	6.64%	6/24/2022	21,792	21,583	21,877
MAG DS Corp. (2) (4) (7) (10)	Aerospace & Defense	L + 4.75%	6.99%	6/6/2025	22,181	21,970	22,047
Maravai Intermediate Holdings, LLC (2) (3) (4)	Healthcare & Pharmaceuticals	L + 4.25%	6.38%	8/2/2025	30,000	29,703	29,850
Mold-Rite Plastics, LLC (2) (3) (4)	Chemicals, Plastics & Rubber	L + 4.50%	6.89%	12/14/2021	14,887	14,826	14,887
MSHC, Inc. (2) (3) (4) (7) (10) (11)	Construction & Building	L + 4.25%	6.64%	7/31/2023	23,639	23,571	23,621
Newport Group Holdings II, Inc. (2) (3) (4)	Banking, Finance, Insurance & Real Estate	L + 3.75%	5.90%	9/13/2025	15,000	14,929	14,990

Consolidated Schedule of Investments as of September 30, 2018 (unaudited)
Investments (1)	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value(6)
First Lien Debt (99.51% of fair value)
North American Dental Management, LLC (2) (3) (4) (7) (10) (11)	Healthcare & Pharmaceuticals	L + 5.00%	7.24%	7/7/2023	$32,489	$31,824	$32,190
North Haven CA Holdings, Inc. (CoAdvantage) (2) (3) (4) (7) (10) (11)	Business Services	L + 4.50%	6.74%	10/2/2023	28,598	28,300	28,598
Odyssey Logistics & Technology Corporation (2) (3) (4) (11)	Transportation: Cargo	L + 3.50%	5.99%	10/12/2024	19,850	19,762	19,932
Output Services Group (2) (3) (4) (7) (10)	Media: Advertising, Printing & Publishing	L + 4.25%	6.49%	3/26/2024	17,487	17,417	17,479
PAI Holdco, Inc. (Parts Authority) (2) (3) (4) (7) (10) (11)	Automotive	L + 4.25%	6.49%	1/5/2025	19,110	19,018	19,110
Paradigm Acquisition Corp. (2) (3) (4) (11)	Business Services	L + 4.25%	6.49%	10/12/2024	23,324	23,272	23,324
Park Place Technologies, Inc. (2) (3) (4)	High Tech Industries	L + 4.00%	6.24%	3/29/2025	14,962	14,891	14,961
Pasternack Enterprises, Inc. (Infinite RF) (2) (3) (4)	Capital Equipment	L + 4.00%	6.10%	7/2/2025	20,127	20,126	20,183
Pharmalogic Holdings Corp. (2) (3) (4) (7) (10)	Healthcare & Pharmaceuticals	L + 4.00%	6.24%	6/11/2023	7,035	7,012	7,032
Ping Identity Corporation (2) (3) (4)	High Tech Industries	L + 3.75%	5.99%	1/25/2025	4,987	4,970	4,994
Premier Senior Marketing, LLC (2) (3) (4) (11)	Banking, Finance, Insurance & Real Estate	L + 5.00%	7.24%	7/1/2022	15,685	15,588	15,659
Premise Health Holding Corp. (2) (3) (4) (10)	Healthcare & Pharmaceuticals	L + 3.75%	6.14%	7/10/2025	13,897	13,829	13,896
Propel Insurance Agency, LLC (2) (3) (4) (7) (10)	Banking, Finance, Insurance & Real Estate	L + 4.50%	6.83%	6/1/2024	20,425	19,847	20,158
PSI Services LLC (2) (3) (4) (7) (10) (11)	Business Services	L + 5.00%	7.24%	1/20/2023	29,996	29,523	29,765
Q Holding Company (2) (3) (4) (11)	Automotive	L + 5.00%	7.24%	12/18/2021	17,144	17,099	17,068
QW Holding Corporation (Quala) (2) (3) (4) (7) (10) (11)	Environmental Industries	L + 6.75%	8.85%	8/31/2022	9,729	9,342	9,453
Restaurant Technologies, Inc. (2) (3) (4) (11)	Retail	L + 4.75%	7.01%	11/23/2022	17,238	17,119	17,237
Situs Group Holdings Corporation (2) (3) (4)	Banking, Finance, Insurance & Real Estate	L + 4.50%	6.74%	2/26/2023	10,740	10,733	10,793
Sovos Brands Intermediate, Inc. (2) (3) (4) (7) (10) (11)	Beverage, Food & Tobacco	L + 4.50%	6.79%	7/18/2024	22,351	22,216	22,351
Surgical Information Systems, LLC (2) (3) (4) (9) (11)	High Tech Industries	L + 4.85%	7.09%	4/24/2023	27,708	27,484	27,495
Systems Maintenance Services Holding, Inc. (2) (3) (4) (11)	High Tech Industries	L + 5.00%	7.24%	10/28/2023	24,071	23,964	19,707
T2 Systems Canada, Inc. (2) (3) (4)	Transportation: Consumer	L + 6.75%	8.99%	9/28/2022	2,653	2,603	2,655
T2 Systems, Inc. (2) (3) (4) (7) (10) (11)	Transportation: Consumer	L + 6.75%	9.34%	9/28/2022	15,813	15,509	15,826
The Original Cakerie, Co. (Canada) (2) (3) (4) (11)	Beverage, Food & Tobacco	L + 5.00%	7.20%	7/20/2022	9,065	9,009	9,048
The Original Cakerie, Ltd. (Canada) (2) (3) (4) (7) (10)	Beverage, Food & Tobacco	L + 4.50%	6.74%	7/20/2022	6,757	6,712	6,740
ThoughtWorks, Inc. (2) (3) (4) (7) (10) (11)	Business Services	L + 4.00%	6.24%	10/12/2024	10,260	10,223	10,339
U.S. Acute Care Solutions, LLC (2) (3) (4) (11)	Healthcare & Pharmaceuticals	L + 5.00%	7.24%	5/15/2021	31,748	31,569	31,421
U.S. TelePacific Holdings Corp. (2) (3) (4) (11)	Telecommunications	L + 5.00%	7.39%	5/2/2023	26,660	26,436	26,194
Upstream Intermediate, LLC (2) (3) (4) (7) (10)	Healthcare & Pharmaceuticals	L + 4.50%	6.65%	1/3/2024	18,417	18,333	18,417
Valet Waste Holdings, Inc. (2) (3) (4) (7)	Construction & Building	L + 4.00%	6.26%	9/28/2025	12,000	11,973	12,017

Consolidated Schedule of Investments as of September 30, 2018 (unaudited)
Investments (1)	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value(6)
First Lien Debt (99.51% of fair value)
Valicor Environmental Services, LLC (2) (3) (4) (7) (10) (11)	Environmental Industries	L + 4.75%	6.90%	6/1/2023	$26,513	$25,810	$26,278
WIRB - Copernicus Group, Inc. (2) (3) (4) (7) (10) (11)	Healthcare & Pharmaceuticals	L + 4.25%	6.49%	8/12/2022	16,517	16,414	16,495
WRE Holding Corp. (2) (3) (4) (7) (10) (11)	Environmental Industries	L + 4.75%	6.99%	1/3/2023	7,337	7,258	7,148
Zywave, Inc. (2) (3) (4) (7) (10) (11)	High Tech Industries	L + 5.00%	7.34%	11/17/2022	17,296	17,154	17,295
First Lien Debt Total						$1,191,108	$1,192,524
Second Lien Debt (0.49% of fair value)
Paradigm Acquisition Corp. (2) (3) (11)	Business Services	L + 8.50%	10.97%	10/12/2025	$4,800	$4,756	$4,848
Zywave, Inc. (2) (3) (11)	High Tech Industries	L + 9.00%	11.31%	11/17/2023	1,050	1,037	1,060
Second Lien Debt Total						$5,793	$5,908
Total Investments						$1,196,901	$1,198,432

(1)
Unless otherwise indicated, issuers of investments held by Credit Fund are domiciled in the United States. As of September 30, 2018, the geographical composition of investments as a percentage of fair value was 1.32% in Canada and 98.68% in the United States. Certain portfolio company investments are subject to contractual restrictions on sales.

(2)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, Credit Fund has indicated the reference rate used and provided the spread and the interest rate in effect as of September 30, 2018. As of September 30, 2018, the reference rates for Credit Fund’s variable interest loans were the 30-day LIBOR at 2.26%, the 90-day LIBOR at 2.40% and the 180-day LIBOR rate at 2.60%.

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

(9)
In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, Credit Fund is entitled to receive additional interest as a result of an agreement among lenders as follows: EIP Merger Sub, LLC (Evolve IP) (3.76%) and Surgical Information Systems, LLC (0.90%). Pursuant to the agreement among lenders in respect of these loans, these investments represent a first lien/last out loan, which has a secondary priority behind the first lien/first out loan with respect to principal, interest and other payments.

(10)	As of September 30, 2018, Credit Fund had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

First Lien Debt—unfunded delayed draw and revolving term loans commitments	Type	Unused Fee	Par/ Principal Amount	Fair Value
Advanced Instruments, LLC	Revolver	0.50%	$1,333	$(3)
Ahead, LLC	Revolver	0.50	4,688	(6)
AQA Acquisition Holding, Inc.	Revolver	0.50	2,459	—
Borchers, Inc.	Revolver	0.50	1,935	—
Clearent Newco, LLC	Delayed Draw	1.00	4,988	(22)
Clearent Newco, LLC	Revolver	0.50	644	(3)
DecoPac, Inc.	Revolver	0.50	2,143	(11)
Executive Consulting Group, LLC.	Revolver	0.50	2,368	(8)
HMT Holding Inc.	Revolver	0.50	4,444	(8)
J.S. Held LLC	Delayed Draw	1.00	4	—
Jensen Hughes, Inc.	Delayed Draw	1.00	337	—
Jensen Hughes, Inc.	Revolver	0.50	1,591	—
MAG DS Corp.	Revolver	0.50	2,772	(15)
MSHC, Inc.	Delayed Draw	—	6,252	(4)
North American Dental Management, LLC	Delayed Draw	1.00	4,646	(35)
North American Dental Management, LLC	Revolver	0.50	2,727	(20)
North Haven CA Holdings, Inc. (CoAdvantage)	Revolver	0.50	6,114	—
Output Services Group	Delayed Draw	4.25	2,518	(1)
PAI Holdco, Inc. (Parts Authority)	Delayed Draw	1.00	657	—
Pharmalogic Holdings Corp.	Delayed Draw	1.00	2,947	(1)
Premise Health Holding Corp.	Delayed Draw	1.00	1,103	—
Propel Insurance Agency, LLC	Delayed Draw	0.50	7,143	(64)
Propel Insurance Agency, LLC	Revolver	0.50	2,381	(21)
PSI Services LLC	Revolver	0.50	754	(6)
QW Holding Corporation (Quala)	Delayed Draw	1.00	7,515	(91)
QW Holding Corporation (Quala)	Revolver	0.50	5,498	(66)
Sovos Brands Intermediate, Inc.	Revolver	0.50	2,432	—
T2 Systems, Inc.	Revolver	0.50	1,173	1
The Original Cakerie, Ltd. (Canada)	Revolver	0.50	1,365	(3)
ThoughtWorks, Inc.	Delayed Draw	2.00	1,714	11
Upstream Intermediate, LLC	Revolver	0.50	1,446	—
Valicor Environmental Services, LLC	Revolver	0.50	2,955	(24)
WIRB - Copernicus Group, Inc.	Delayed Draw	1.00	7,200	(7)
WIRB - Copernicus Group, Inc.	Revolver	0.50	1,000	(1)
WRE Holding Corp.	Delayed Draw	1.06	2,336	(44)
WRE Holding Corp.	Revolver	0.50	247	(5)
Zywave, Inc.	Revolver	0.50	1,388	—
Total unfunded commitments			$103,217	$(457)

(1)
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

Below is certain summarized consolidated financial information for Credit Fund as of September 30, 2018 and December 31, 2017, respectively. Credit Fund commenced operations in May 2016.

	September 30, 2018	December 31, 2017
	(unaudited)
Selected Consolidated Balance Sheet Information
ASSETS
Investments, at fair value (amortized cost of $1,196,901 and $983,669, respectively)	$1,198,432	$984,773
Cash and other assets	37,001	26,441
Total assets	$1,235,433	$1,011,214
LIABILITIES AND MEMBERS’ EQUITY
Secured borrowings	$552,250	$377,686
Notes payable, net of unamortized debt issuance costs of $1,897 and $2,051, respectively	323,614	348,938
Mezzanine loans	122,000	85,750
Other liabilities	34,761	25,308
Subordinated loans and members’ equity	202,808	173,532
Liabilities and members’ equity	$1,235,433	$1,011,214

	For the three month periods ended		For the nine month periods ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Selected Consolidated Statement of Operations Information:
Total investment income	$21,738	$14,914	$60,129	$33,802
Expenses
Interest and credit facility expenses	13,858	8,809	37,615	21,204
Other expenses	796	356	1,565	1,041
Total expenses	14,654	9,165	39,180	22,245
Net investment income (loss)	7,084	5,749	20,949	11,557
Net realized gain (loss) on investments	—	—	—	—
Net change in unrealized appreciation (depreciation) on investments	314	(2,076)	427	(889)
Net increase (decrease) resulting from operations	$7,398	$3,673	$21,376	$10,668
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
During the three month periods ended September 30, 2018 and 2017, there were mezzanine loan borrowings of $27,000 and $7,600, respectively, and repayments of $19,000 and $8,400, respectively, under the Credit Fund Facility. During the nine month periods ended September 30, 2018 and 2017, there were mezzanine loan borrowings of $74,150 and $91,760, respectively, and repayments of $37,900 and $41,844, respectively, under the Credit Fund Facility. As of September 30, 2018 and December 31, 2017, there were $122,000 and $85,750 in mezzanine loans outstanding, respectively.
Credit Fund Sub Facility
On June 24, 2016, Credit Fund Sub closed on the Credit Fund Sub Facility with lenders, which was subsequently amended on May 31, 2017, October 27, 2017 and August 24, 2018. The Credit Fund Sub Facility provides for secured borrowings during the applicable revolving period up to an amount equal to $640,000. The facility is secured by a first lien security interest in substantially all of the portfolio investments held by Credit Fund Sub. The maturity date of the Credit Fund Sub Facility is May 22, 2024. Amounts borrowed under the Credit Fund Sub Facility bear interest at a rate of LIBOR plus 2.25%.
During the three month periods ended September 30, 2018 and 2017, there were secured borrowings of $101,300 and $59,900, respectively, and repayments of $0 and $39,784, respectively, under the Credit Fund Sub Facility. During the nine month periods ended September 30, 2018 and 2017, there were secured borrowings of $210,565 and $357,305, respectively, and repayments of $36,001 and $39,784, respectively, under the Credit Fund Sub Facility. As of September 30, 2018 and December 31, 2017, there was $552,250 and $377,686 in secured borrowings outstanding, respectively.
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
The SPV closed on May 24, 2013 on the SPV Credit Facility, which was subsequently amended on June 30, 2014, June 19, 2015, June 9, 2016 and May 26, 2017 and August 9, 2018. The SPV Credit Facility provides for secured borrowings during the applicable revolving period up to an amount equal to the lesser of $400,000 (the borrowing base as calculated pursuant to the terms of the SPV Credit Facility) and the amount of net cash proceeds and unpledged capital commitments the Company has received, with an accordion feature that can, subject to certain conditions, increase the aggregate maximum credit commitment up to an amount not to exceed $750,000, subject to restrictions imposed on borrowings under the Investment Company Act and certain restrictions and conditions set forth in the SPV Credit Facility, including adequate collateral to support such borrowings. The SPV Credit Facility imposes financial and operating covenants on us and the SPV that restrict our and its business activities. Continued compliance with these covenants will depend on many factors, some of which are beyond our control.
We closed on March 21, 2014 on the Credit Facility, which was subsequently amended on January 8, 2015, May 25, 2016 and March 22, 2017 and September 25, 2018. The maximum principal amount of the Credit Facility is $413,000, subject to availability under the Credit Facility, which is based on certain advance rates multiplied by the value of the Company’s portfolio investments (subject to certain concentration limitations) net of certain other indebtedness that the Company may incur in accordance with the terms of the Credit Facility. Proceeds of the Credit Facility may be used for general corporate purposes, including the funding of portfolio investments. Maximum capacity under the Credit Facility may be increased, subject to certain conditions, to $620,000 through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Credit Facility includes a $20,000 limit for swingline loans and a $5,000 limit for letters of credit. Subject to certain exceptions, the Credit Facility is secured by a first lien security interest in substantially all of the portfolio investments held by the Company. The Credit Facility includes customary covenants, including certain financial covenants related to asset coverage, shareholders’ equity and liquidity, certain limitations on the incurrence of additional indebtedness and liens, and other maintenance covenants, as well as usual and customary events of default for senior secured revolving credit facilities of this nature.
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
On June 26, 2015, we completed the 2015-1 Debt Securitization. The 2015-1 Notes were issued by Carlyle Direct Lending CLO 2015-1R LLC (formerly known as Carlyle GMS Finance MM CLO 2015-1 LLC) (the “2015-1 Issuer”), a wholly owned and consolidated subsidiary of us. On August 30, 2018, the 2015-1 Issuer refinanced the 2015-1 Debt Securitization (the “2015-1 Debt Securitization Refinancing”) by redeeming in full the 2015-1 Notes and issuing new notes (the “2015-1R Notes”). The 2015-1R Notes are secured by a diversified portfolio of the 2015-1 Issuer consisting primarily of first and second lien senior secured loans. On the closing date of the 2015-1 Debt Securitization Refinancing, the 2015-1 Issuer, among other things, (a) refinanced the issued Class A-1A Notes by redeeming in full the Class A-1A Notes and issuing new AAA Class A-1-1-R Notes in an aggregate principal amount of $234,800 which bear interest at the three-month LIBOR plus 1.55%; (b) refinanced the issued Class A-1B Notes by redeeming in full the Class A-1B Notes and issuing new AAA Class A-1-2-R Notes in an aggregate principal amount of $50,000 which bear interest at the three-month LIBOR plus 1.48% for the first 24 months and the three-month LIBOR plus 1.78% thereafter; (c) refinanced the issued Class A-1C Notes by redeeming in full the Class

A-1C Notes and issuing new AAA Class A-1-3-R Notes in an aggregate principal amount of $25,000 which bear interest at 4.56%; (d) refinanced the issued Class A-2 Notes by redeeming in full the Class A-2 Notes and issuing new Class A-2-R Notes in an aggregate principal amount of $66,000 which bear interest at the three-month LIBOR plus 2.20%; (e) issued new single-A Class B Notes and BBB- Class C Notes in aggregate principal amounts of $46,400 and $27,000, respectively, which bear interest at the three-month LIBOR plus 3.15% and the three-month LIBOR plus 4.00%, respectively; (f) reduced the 2015-1 Issuer Preferred Interests by approximately $21,375 from a nominal value of $125,900 to approximately $104,525 at close; and (g) extended the reinvestment period end date and maturity date applicable to the 2015-1 Issuer to October 15, 2023 and October 15, 2031, respectively. In connection with the contribution, we have made customary representations, warranties and covenants to the 2015-1 Issuer. The Class A-1-1-R, Class A-1-2-R, Class A-1-3-R, Class A-2-R, Class B and Class C Notes are included in the consolidated financial statements included in Part I, Item 1 of this Form 10-Q. The 2015-1 Issuer Preferred Interests were eliminated in consolidation. For more information on the 2015-1R Notes, see Note 7 to the consolidated financial statements in Part I, Item 1 of this Form 10-Q.
As of September 30, 2018 and December 31, 2017, the Company had $112,911 and $32,039, respectively, in cash and cash equivalents. The Facilities consisted of the following as of September 30, 2018 and December 31, 2017:

	September 30, 2018
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
SPV Credit Facility	$400,000	$280,399	$119,601	$2,647
Credit Facility	413,000	273,900	139,100	139,100
Total	$813,000	$554,299	$258,701	$141,747

	December 31, 2017
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
SPV Credit Facility	$400,000	$287,393	$112,607	$27,147
Credit Facility	413,000	275,500	137,500	137,500
Total	$813,000	$562,893	$250,107	$164,647

(1)	The unused portion is the amount upon which commitment fees are based.

(2)	Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.

The following were the carrying values (before debt issuance costs) and fair values of the Company’s 2015-1R Notes and 2015-1 Notes disclosed but not carried at fair value as of September 30, 2018 and December 31, 2017:

	September 30, 2018			December 31, 2017
2015-1R Notes (1)	Carrying Value	Fair Value	2015-1 Notes (1)	Carrying Value	Fair Value
AAA/AAA Class A-1-1-R Notes	$234,800	$234,800	Aaa/AAA Class A-1A Notes	$160,000	$160,064
AAA/AAA Class A-1-2-R Notes	50,000	49,835	Aaa/AAA Class A-1B Notes	40,000	40,020
AAA/AAA Class A-1-3-R Notes	25,000	25,000	Aaa/AAA Class A-1C Notes	27,000	27,014
AA Class A-2-R Notes	66,000	66,000	Aa2 Class A-2 Notes	46,000	46,027
A Class B Notes	46,400	46,242
BBB- Class C Notes	27,000	26,908
Total	$449,200	$448,785		$273,000	$273,125
(1) On August 30, 2018, the 2015-1 Issuer refinanced the 2015-1 Notes by redeeming in full the 2015-1 Notes and issuing the new 2015-1R Notes. Refer to Note 7 for details.

As of September 30, 2018 and December 31, 2017, we had a combined $1,003,499 and $835,893, respectively, of outstanding consolidated indebtedness under our Facilities and notes. Our annualized interest cost as of September 30, 2018 and December 31, 2017, was 4.12% and 3.52%, excluding fees (such as fees on undrawn amounts and amortization of upfront fees).
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
Shares issued as of September 30, 2018 and December 31, 2017 were 62,568,651 and 62,207,603, respectively.
The following table summarizes activity in the number of shares of our common stock outstanding during the nine month periods ended September 30, 2018 and 2017:

	For the nine month periods ended
	September 30, 2018	September 30, 2017
Shares outstanding, beginning of period	62,207,603	41,702,318
Common stock issued	—	20,146,560
Reinvestment of dividends	361,048	10,970
Shares outstanding, end of period	62,568,651	61,859,848
Contractual Obligations
A summary of our significant contractual payment obligations was as follows as of September 30, 2018 and December 31, 2017:

	SPV Credit Facility and Credit Facility		2015-1R Notes / 2015-1 Notes
Payment Due by Period	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Less than 1 Year	$—	$—	$—	$—
1-3 Years	—	—	—	—
3-5 Years	554,299	562,893	—	—
More than 5 Years	—	—	449,200	273,000
Total	$554,299	$562,893	$449,200	$273,000
As of September 30, 2018 and December 31, 2017, $280,399 and $287,393, respectively, of secured borrowings were outstanding under the SPV Credit Facility and $273,900 and $275,500, respectively, were outstanding under the Credit Facility. As of September 30, 2018 and December 31, 2017, $449,200 of 2015-1R Notes and $273,000 of 2015-1 Notes, respectively, were outstanding. For the three month and nine month periods ended September 30, 2018, we incurred $10,372 and $26,896, respectively, of interest expense and $341 and $923, respectively, of unused commitment fees. For the three month and nine month periods ended September 30, 2017, we incurred $5,922 and $16,694, respectively, of interest expense and $309 and $925, respectively, of unused commitment fees.
OFF BALANCE SHEET ARRANGEMENTS
In the ordinary course of our business, we enter into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in these consolidated financial statements as of September 30, 2018 and December 31, 2017 included in Part I, Item 1 of this Form 10-Q for any such exposure.
We have in the past and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments.
We had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Principal Amount as of
	September 30, 2018	December 31, 2017
Unfunded delayed draw commitments	$132,485	$78,991
Unfunded revolving term loan commitments	52,736	39,383
Total unfunded commitments	$185,221	$118,374
Pursuant to an undertaking by us in connection with the 2015-1 Debt Securitization, we agreed to hold on an ongoing basis Preferred Interests with an aggregate dollar purchase price at least equal to 5% of the aggregate outstanding amount of all collateral obligations by the 2015-1 Issuer for so long as any securities of the 2015-1 Issuer remains outstanding. As of September 30, 2018 and December 31, 2017, we were in compliance with this undertaking.
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
The following table summarizes our dividends declared during the two most recent fiscal years and the current fiscal year to-date:

Date Declared	Record Date	Payment Date	Per Share Amount
2016
March 10, 2016	March 14, 2016	April 22, 2016	$0.40
June 8, 2016	June 8, 2016	July 22, 2016	$0.40
September 28, 2016	September 28, 2016	October 24, 2016	$0.40
December 29, 2016	December 29, 2016	January 24, 2017	$0.41
December 29, 2016	December 29, 2016	January 24, 2017	$0.07	(1)
Total			$1.68
2017
March 20, 2017	March 20, 2017	April 24, 2017	$0.41
June 20, 2017	June 30, 2017	July 18, 2017	$0.37
August 7, 2017	September 29, 2017	October 18, 2017	$0.37
November 7, 2017	December 29, 2017	January 17, 2018	$0.37
December 13, 2017	December 29, 2017	January 17, 2018	$0.12	(1)
Total			$1.64
2018
February 26, 2018	March 29, 2018	April 17, 2018	$0.37
May 2, 2018	June 29, 2018	July 17, 2018	$0.37
August 6, 2018	September 28, 2018	October 17, 2018	$0.37
November 5, 2018	December 28, 2018	January 17, 2019	$0.37
Total			$1.48

(1)	Represents a special dividend.
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
As of September 30, 2018 and December 31, 2017, the Company had total senior securities of $1,003,499 and $835,893, respectively, consisting of secured borrowings under the Facilities and the Notes Payable, and had asset coverage ratios of 210.09% and 234.86%, respectively. For a discussion of the principal risk factors associated with these senior securities, see Part II, Item 1A of this Form 10‑Q.
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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of September 30, 2018 and December 31, 2017.
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
The carrying values of the secured borrowings and notes payable approximate their respective fair values and are categorized as Level 3 within the hierarchy. Secured borrowings are valued generally using discounted cash flow analysis. The significant unobservable inputs used in the fair value measurement of the Company’s secured borrowings are discount rates. Significant increases in discount rates would result in a significantly lower fair value measurement. The fair value determination of the Company’s notes payable was based on the market quotation(s) received from broker/dealer(s). These fair value measurements were based on significant inputs not observable and thus represent Level 3 measurements as defined in the accounting guidance for fair value measurement.
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
Interest Rate Risk
As of September 30, 2018, on a fair value basis, approximately 0.8% of our debt investments bear interest at a fixed rate and approximately 99.2% of our debt investments bear interest at a floating rate, which primarily are subject to interest rate floors. Interest rates on the investments held within our portfolio of investments are typically based on floating LIBOR, with many of these investments also having a LIBOR floor. Additionally, our Facilities are also subject to floating interest rates and are currently paid based on floating LIBOR rates.
Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our income in the future.
The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. Interest income is calculated as revenue from interest generated from our settled portfolio of debt investments held as of September 30, 2018 and December 31, 2017, excluding structured finance obligations and Credit Fund. These hypothetical calculations are based on a model of the settled debt investments in our portfolio, excluding Credit Fund, held as of September 30, 2018 and December 31, 2017, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. Interest expense is calculated based on outstanding secured borrowings and notes payable as of September 30, 2018 and December 31, 2017 and based on the terms of our Facilities, 2015-1R Notes and 2015-1 Notes. Interest expense on our Facilities and notes payable is calculated using the interest rate as of September 30, 2018 and December 31, 2017, adjusted for the hypothetical changes in rates, as shown below. We intend to continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may impact significantly our net interest income.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.
Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2018 and December 31, 2017, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled debt investments (considering interest rate floors for variable rate instruments), excluding Credit Fund, and outstanding secured borrowings and notes payable assuming no changes in our investment and borrowing structure:

	As of September 30, 2018			As of December 31, 2017
Basis Point Change	Interest Income	Interest Expense	Net Investment Income	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$53,288	$(29,355)	$23,933	$52,780	$(24,325)	$28,455
Up 200 basis points	$35,525	$(19,570)	$15,955	$35,187	$(16,217)	$18,970
Up 100 basis points	$17,763	$(9,785)	$7,978	$17,593	$(8,108)	$9,485
Down 100 basis points	$(17,722)	$9,785	$(7,937)	$(9,663)	$8,108	$(1,555)
Down 200 basis points	$(23,339)	$19,570	$(3,769)	$(9,850)	$13,380	$3,530
Down 300 basis points	$(23,683)	$22,704	$(979)	$(10,038)	$13,380	$3,342

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
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting during the three month period ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the Investment Company Act. In addition, we may seek to securitize certain of our loans. Under the provisions of the Investment Company Act, we are permitted, as a BDC, to issue senior securities only in amounts such that our asset coverage ratio, as defined in the Investment Company Act, equals at least 150% of total assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test, which may prohibit us from paying dividends and could prevent us from maintaining our status as a RIC or may prohibit us from repurchasing shares of our common stock. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Accordingly, any failure to satisfy this test could have a material adverse effect on our business, financial condition or results of operations. As of September 30, 2018, our asset coverage calculated in accordance with the Investment Company Act was 210.09%. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. Furthermore, as a result of issuing senior securities, our common stockholders would also be exposed to typical risks associated with increased leverage, including an increased risk of loss resulting from increased indebtedness.
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
Our Facilities and the 2015-1R Notes impose financial and operating covenants that restrict our business activities, remedies on default and similar matters. As of September 30, 2018, we were in material compliance with the operating and financial covenants of our Facilities and the 2015-1R Notes. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. Accordingly, although we believe we will continue to be in compliance, we cannot assure you that we will continue to comply with the covenants in our Facilities and the 2015-1R Notes. Failure to comply with these covenants could result in a default. If we were unable to obtain a waiver of a default from the lenders or holders of that indebtedness, as applicable, those lenders or holders could accelerate repayment under that indebtedness, which may result in cross-acceleration of other indebtedness. An acceleration could have a material adverse impact on our business, financial condition and results of operations. Lastly, we may be unable to obtain additional leverage, which would, in turn, affect our return on capital.
As of September 30, 2018, we had a combined $1.0 billion of outstanding consolidated indebtedness under our Facilities and 2015-1R Notes. Our annualized interest cost as of September 30, 2018, was 4.31%, excluding fees (such as fees on undrawn amounts and amortization of upfront fees). Since we generally pay interest at a floating rate on our Facilities and 2015-1R Notes, an increase in interest rates will generally increase our borrowing costs.
The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns on our portfolio, net of expenses. The calculations in the table below are hypothetical, and actual returns may be higher or lower than those appearing in the table below.

	Effects of Leverage Based on the Actual Amount of Borrowings Incurred by the Company as of September 30, 2018
Assumed annual returns on the Company’s portfolio (net of expenses)	(10)%	(5)%	0%	5%	10%
Corresponding return to common stockholder (1)	(23.35)%	(13.63)%	(3.91)%	5.81%	15.53%

(1)
As of September 30, 2018, the Company had (i) $2.1 billion in total assets (ii) $1.0 billion in outstanding indebtedness, (iii) $1.1 billion in net assets and (iv) a weighted average interest rate, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 4.31%.

Based on outstanding indebtedness of $1.0 billion as of September 30, 2018, and the weighted average effective annual interest rate, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 4.31% as of that date, the Company’s investment portfolio at fair value would have had to produce an annual return of approximately 2.0% to cover annual interest payments on the outstanding debt.
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
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.

Not applicable.
Item 5. Other Information.
On November 5, 2018, the Company’s Board of Directors approved a $100 million stock repurchase program.  Pursuant to the program, the Company is authorized to repurchase up to $100 million in the aggregate of its outstanding common stock in the open market and/or through privately negotiated transactions at prices not to exceed the Company’s net asset value per share as reported in its most recent financial statements, in accordance with the guidelines specified in Rule 10b-18 of the Exchange Act. The timing, manner, price and amount of any repurchases will be determined by the Company, in its discretion, based upon the evaluation of economic and market conditions, stock price, available cash, applicable legal and regulatory requirements and other factors, and may include purchases pursuant to Rule 10b5-1 of the Exchange Act. The program is expected to be in effect until November 5, 2019, or until the approved dollar amount has been used to repurchase shares. The program does not require the Company to repurchase any specific number of shares and there can be no assurance that any shares will be repurchased under the program. The program may be suspended, extended, modified or discontinued by the Company at any time.
Item 6. Exhibits.

10.1	Second Amended and Restated Investment Advisory Agreement, dated August 6, 2018, by and between the Company and Carlyle Global Credit Investment Management L.L.C. *

10.2
Fifth Amendment to the Loan and Servicing Agreement, dated as of August 9, 2018, among TCG BDC SPV LLC, as borrower, TCG BDC, Inc., as servicer and transferor, each of the Conduit Lenders, Liquidity Banks, Lender Agents and Institutional Lenders party thereto, Citibank, N.A. as collateral and administrative agent, Wells Fargo Bank, National Association, as account bank, backup servicer and collateral administrator, and Citibank, N.A., as lead arranger*

10.3	First Supplemental Indenture, dated as of August 30, 2018, between Carlyle Direct Lending CLO 2015-1R LLC, as issuer, and State Street Bank and Trust Company, as trustee*

10.4	Omnibus Amendment No. 4, dated as of September 25, 2018, among TCG BDC, Inc., as borrower, the Lenders party thereto and HSBC Bank USA, N.A, as administrative agent and collateral agent*

31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
* Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TCG BDC, INC.

Dated: November 6, 2018	By	/s/ Thomas M. Hennigan
Thomas M. Hennigan Chief Financial Officer (principal financial officer)