Form 10-K
period 2018-12-31
TCG BDC, INC.
filed 2019-02-26
CIK 1544206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock at June 30, 2018, based on the closing price of the common stock on that date of $17.02 on The NASDAQ Global Select Market, held by those persons deemed by the registrant to be non-affiliates was approximately $1,041,315,185.
The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding at February 26, 2019 was 61,673,778.
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

TCG BDC, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
We have included or incorporated by reference in this Form 10-K, and from time to time our management may make, “forward-looking statements”. These forward-looking statements are not historical facts, but instead relate to future events or the future performance or financial condition of TCG BDC, Inc. (together with its consolidated subsidiaries, “we,” “us,” “our,” “TCG BDC” or the “Company”). These statements are based on current expectations, estimates and projections about us, our current or prospective portfolio investments, our industry, our beliefs, and our assumptions. The forward-looking statements contained in this Form 10-K and the documents incorporated by reference herein involve a number of risks and uncertainties, including statements concerning:

•	our, or our portfolio companies’, future business, operations, operating results or prospects;

•	the return or impact of current and future investments;

•	the impact of any protracted decline in the liquidity of credit markets on our business;

•	the impact of fluctuations in interest rates on our business;

•	our future operating results;

•	the impact of changes in laws, policies or regulations (including the interpretation thereof) affecting our operations or the operations of our portfolio companies;

•	the valuation of our investments in portfolio companies, particularly those having no liquid trading market;

•	our ability to recover unrealized losses;

•	market conditions and our ability to access alternative debt markets and additional debt and equity capital;

•	our contractual arrangements and relationships with third parties;

•	the general economy and its impact on the industries in which we invest;

•	uncertainty surrounding the financial stability of the United States, Europe and China;

•	the social, geopolitical, financial, trade and legal implications of Brexit;

•	the financial condition of and ability of our current and prospective portfolio companies to achieve their objectives;

•	competition with other entities and our affiliates for investment opportunities;

•	the speculative and illiquid nature of our investments;

•	the use of borrowed money to finance a portion of our investments;

•	our expected financings and investments;

•	the adequacy of our cash resources and working capital;

•	the timing, form and amount of any dividend distributions;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability to consummate acquisitions;

•	the ability of our investment adviser to locate suitable investments for us and to monitor and administer our investments;

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

PART I
In this annual report, except where the context suggests otherwise:

•	the terms “we,” “us,” “our,” “Company” and “TCG BDC” refer to TCG BDC, Inc., a Maryland corporation and its consolidated subsidiaries;

•	the term “SPV” refers to TCG BDC SPV LLC, our wholly owned and consolidated subsidiary;

•	the term “2015-1 Issuer” refers to Carlyle Direct Lending CLO 2015-1R LLC (formerly known as Carlyle GMS Finance MM CLO 2015-1 LLC), our wholly owned and consolidated subsidiary;

•	the term “Carlyle” refers to The Carlyle Group L.P. (NASDAQ: CG) and its affiliates and its consolidated subsidiaries (other than portfolio companies of its affiliated funds);

•	the term “CDL” refers to the Carlyle Direct Lending platform, which is Carlyle’s direct lending business unit that operates within the broader Carlyle Global Credit segment;

•	the terms “CGCA” and “Administrator” refer to Carlyle Global Credit Administration L.L.C., our administrator, a wholly owned and consolidated subsidiary of Carlyle;

•	the terms “CGCIM” and “Investment Adviser” refer to Carlyle Global Credit Investment Management L.L.C., our investment adviser, a wholly owned and consolidated subsidiary of Carlyle;

•
the term “Credit Fund” refers to Middle Market Credit Fund, LLC, an unconsolidated limited liability company, in which we own a 50% economic interest and co-manage with Credit Partners USA LLC, and its wholly owned and consolidated subsidiaries; and

•	references to “this Form 10-K” are to our Annual Report on Form 10-K for the year ended December 31, 2018.
Item 1. Business
We are an externally managed specialty finance company focused on lending to middle market companies. We are managed by our Investment Adviser, a wholly owned subsidiary of The Carlyle Group L.P. We have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). In addition, we have elected to be treated, and intend to continue to comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (together with the rules and regulations promulgated thereunder, the “Code”). Since we commenced investment operations in May 2013 through December 31, 2018, we have invested approximately $4.6 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits or repayments.
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
Our Investment Adviser’s six-person investment committee is responsible for reviewing and approving our investment opportunities. The members of the investment committee have experience investing through different credit cycles. The investment committee is led by Michael A. Hart, Managing Director of Carlyle, Head of CDL, Chairman of our Board of Directors and our Chief Executive Officer.
Our Investment Adviser also serves, and may serve in the future, as investment adviser to other existing and future affiliated BDCs that have investment objectives similar to our investment objectives.
Our Investment Adviser entered into a personnel agreement with The Carlyle Group Employee Co., L.L.C. (“Carlyle Employee Co.”), an affiliate of our Investment Adviser, pursuant to which Carlyle Employee Co. provides our Investment Adviser with access to investment professionals that comprise our Investment Adviser’s investment team. As of December 31, 2018, our Investment Adviser’s investment team included a team of 28 dedicated investment professionals. The six members of our Investment Adviser’s investment committee have an average of 25 years of industry experience. In addition, our Investment Adviser and its investment team are supported by a team of finance, operations and administrative professionals currently employed by Carlyle Employee Co., a wholly owned subsidiary of Carlyle.
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
Our Administrator

CGCA, a Delaware limited liability company, serves as our Administrator. Pursuant to an administration agreement between us and the Administrator (the “Administration Agreement”), our Administrator provides services to us and we reimburse our Administrator for its costs and expenses and our allocable portion of overhead incurred by our Administrator in performing its obligations under the Administration Agreement, including our allocable portion of the compensation of certain of our officers and staff. In addition, our Administrator has entered into a sub-administration agreement with Carlyle Employee Co. (the “Carlyle Sub-Administration Agreement”), which provides our Administrator with access to personnel. Our Administrator has also entered into a sub-administration agreement with State Street Bank and Trust Company (“State Street” and such agreement, the “State Street Sub-Administration Agreement” and, together with the Carlyle Sub-Administration Agreement, the “Sub-Administration Agreements”), pursuant to which State Street provides for certain administrative and professional services. State Street also serves as our custodian.
Carlyle
Our Investment Adviser and Administrator are affiliates of Carlyle. Carlyle is a global investment firm with deep industry expertise that deploys private capital across four business segments: Corporate Private Equity, Real Assets, Global Credit and Investment Solutions. With $216 billion of assets under management (“AUM”) as of December 31, 2018, Carlyle’s purpose is to invest wisely and create value on behalf of its investors, portfolio companies and the communities in which we live and invest. Carlyle employs more than 1,650 employees, including 637 investment professionals in 31 offices across six continents, and serves more than 1,950 active carry fund investors from 90 countries.
Carlyle’s Global Credit segment, established in 1999 with its first high yield fund, advises a group of 59 active funds that pursue investment strategies including loans & structured credit, direct lending (i.e., CDL), opportunistic credit, energy credit, distressed credit, and aviation finance. Taken together, these various capital sources provide the opportunity for Carlyle to offer highly customizable and creative financing solutions to borrowers to meet their specific capital needs. In 2018, Carlyle hired several new senior investment professionals to expand Global Credit’s investment breadth and geographical presence. In 2018, Carlyle acquired a 19.9% interest in Fortitude Re, a Bermuda domiciled reinsurer established to reinsure a portfolio of AIG’s legacy life, annuity and property and casualty liabilities. Carlyle plans to continue to pursue new initiatives from its Global Credit platform that will continue to expand Carlyle’s capabilities in credit.
Primary areas of focus for Carlyle’s Global Credit segment include:

•
Loans and Structured Credit. The structured credit funds invest primarily in performing senior secured bank loans through structured vehicles and other investment vehicles. As of December 31, 2018, Carlyle’s loans and structured credit team advised 44 structured credit funds and two carry funds in the United States, Europe, and Asia totaling, in the aggregate, approximately $25 billion in AUM.

•
Direct Lending. Carlyle’s direct lending business includes Carlyle’s BDCs, which invest primarily in middle market first lien loans (which include unitranche, “first out” and “last out” loans) and second lien loans of middle market companies, typically defined as companies with annual EBITDA ranging from $10 million to $100 million that lack access to the broadly syndicated loan and bond markets. In 2018, Carlyle expanded its direct lending capabilities by adding personnel dedicated to asset based lending transactions. As of December 31, 2018, Carlyle’s direct lending investment team advised three funds consisting of two BDCs (including us) and one corporate mezzanine fund that is past its investment period, totaling, in the aggregate, approximately $4 billion in AUM.

•
Opportunistic Credit. Carlyle’s opportunistic credit team invests primarily in highly-structured and privately-negotiated capital solutions supporting corporate borrowers through secured loans, senior subordinated debt, mezzanine debt, convertible notes, and other debt like instruments, as well as preferred and common equity in such borrowers. The team will also look to invest in special situations (i.e., event-driven opportunities that exhibit hybrid credit and equity features) as well as market dislocations (i.e., primary and secondary market investments in liquid debt instruments that arise as a result of temporary market volatility). As of December 31, 2018, Carlyle’s opportunistic credit team advised one fund totaling, in the aggregate, approximately $1 billion in AUM.

•
Energy Credit. Carlyle’s energy credit team invests primarily in privately-negotiated mezzanine debt investments in North American energy and power projects and companies. As of December 31, 2018, Carlyle’s energy credit team advised two funds with approximately $5 billion in AUM.

•
Distressed Credit. The distressed credit funds generally invest in liquid and illiquid securities and obligations, including secured debt, senior and subordinated unsecured debt, convertible debt obligations, preferred stock and public and private equity of financially distressed companies in defensive and asset-rich industries. In certain investments, these funds may seek to restructure pre-reorganization debt claims into controlling positions in the equity of the reorganized companies. As of December 31, 2018, Carlyle’s distressed credit team advised three funds totaling, in the aggregate, approximately $3 billion in AUM.

•
Aircraft Financing and Servicing. Carlyle Aviation Partners, Ltd. (“Carlyle Aviation Partners”, formerly Apollo Aviation Group) is our multi-strategy investment platform that is engaged in commercial aviation aircraft financing and investment and providing investment management services related to the commercial aviation industry. As of December 31, 2018, Carlyle Aviation Partners had approximately $6 billion in AUM across three active carry funds, securitization vehicles and liquid strategies.

•
Capital Solutions. Carlyle Capital Solutions (“CCS”) is our loan syndication and capital markets business that launched in 2018. The primary focus of Carlyle Capital Solutions is to originate and syndicate loans and underwrite securities of both third parties and Carlyle portfolio companies.

Strategic Relationships
From time to time, we establish highly differentiated strategic relationships that expand our product offering and increase our scale, enhancing our investment opportunities and optimizing selectivity rates, as we determine which credits provide the best risk adjusted returns for our stockholders. In early 2016, we agreed to co-invest with Credit Partners USA LLC (“Credit Partners”), a wholly owned subsidiary of PSP Investments Holding USA LLC, an affiliate of a large Canadian pension fund, to form Credit Fund, a joint venture primarily focused on investing in first lien loans to middle market companies. We and Credit Partners each have 50% economic ownership of Credit Fund and have commitments to fund, from time to time, capital of up to $400 million each. See “—Competitive Strengths—Strategic Relationships.”
Competitive Strengths
Market Leading Direct Origination Platform. We have access to CDL’s strong direct origination platform, with coverage of over 200 private equity firms and over 150 lending institutions. We take a regional approach to client coverage with offices in New York City, Boston, Chicago and Los Angeles. The origination team is highly experienced, and maintains deep relationships with a broad network of financial sponsors, commercial and investment banks, and finance companies, which are expected to continue to generate a significant amount of investment opportunities.
Scaled Investment Platform and Capabilities. CDL is an established, scaled investment platform with the ability to invest across the entire capital structure. CDL’s broad capabilities and ability to offer a full financing solution give us access to a wide funnel of opportunities, allow us to select high quality credits, construct the optimal financing package as it relates to price and terms, assert greater control over documentation, and seek to generate attractive risk-adjusted returns for our stockholders. We believe CDL’s hold sizes are among the largest in the middle market, which we believe results in the ability to generate premium economics, as sponsors are willing to pay higher spreads for financing certainty. CDL’s large hold sizes and strategic relationships enable us to provide certainty with regards to spreads, fees, structure and covenants. Furthermore, the breadth of CDL’s debt offerings also allows us to deploy capital at a measured pace across credit cycles and construct a portfolio that will perform in a broad range of economic conditions.
One Carlyle Capabilities Leading to Superior Credit Performance. We benefit from our Investment Adviser’s utilization of the broader resources of Carlyle, which includes access to Carlyle’s relationships and institutional knowledge from almost three decades of private market investing. Our underwriting process leverages Carlyle’s over 635 investment professionals across multiple alternative investment asset classes, approximately 50 operating executives, information obtained through direct ownership of over 275 companies and lending relationships with over 700 companies, 11 credit industry research analysts, and in-house government affairs and economic research teams. Our systematic and consistent approach is augmented by industry expertise and tenured underwriting professionals who both lead our Investment Adviser’s investment team and serve on our Investment Adviser’s investment committee. Strong credit underwriting has been a key component of our investing process, where our Investment Adviser seeks to select borrowers whose businesses are expected to generate substantial cash flows, to have leading management teams, stable operating histories, high barriers to entry and meaningful equity value, and to retain significant value.
Experienced Investment Team. Our Investment Adviser’s investment team comprises investment professionals in CDL who have extensive middle market lending experience. As of December 31, 2018, the investment team consisted of 28 dedicated investment professionals. The six members of our Investment Adviser’s investment committee have an average of 25 years of industry experience. We believe the breadth and depth of the investment team in sourcing, structuring, executing, and monitoring a broad range of private investments provides us with a significant competitive advantage in building a high quality portfolio of investments.

Carefully Constructed Portfolio of Diversified Senior Secured, Floating Rate Loans. Our portfolio has been defensively constructed, exhibits strong credit quality, generates stable risk-adjusted returns and allows us to generate meaningful investment income, and consequently dividend income, for our stockholders. We have invested approximately $4.6 billion since our inception in directly originated middle market loans. Our portfolio is highly diversified by borrower, industry sector, sponsor relationships and other metrics. As of December 31, 2018, we had a portfolio of 119 investments in 96 portfolio companies across 27 industries and 57 unique sponsors. As of December 31, 2018, approximately 99.2% of our debt investments bore interest at floating rates, primarily subject to interest rate floors, and 78.4% of our portfolio was invested in first lien debt investments (including 10.3% first lien/last out loans).
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
Separately, Credit Fund, our strategic joint venture with Credit Partners, primarily invests in first lien loans of middle-market companies. Since its inception and through December 31, 2018, Credit Fund has provided over $1.7 billion (before any repayments or exits) of senior secured loans. This joint venture provides us with an enhanced first lien loan product for certain transactions, thus further increasing our deal flow, and results in an increased number of borrowers in our portfolio, which provides strategic benefits as we build incumbent positions for future growth and investment opportunity.
The following highlights illustrate our accomplishments since the commencement of our operations:

•
Investments—Inclusive of the use of leverage and recycled proceeds from sales and paydowns, since inception we have deployed approximately $3.3 billion in 177 funded first lien debt investments, $581 million in 48 funded second lien debt investments, $127 million in 27 structured finance obligations, $19 million in 21 equity investments and $459 million in one investment fund through December 31, 2018.

•
Facilities and the Notes Payable—On May 24, 2013, our wholly owned subsidiary, the SPV, entered into a senior secured revolving credit facility (as amended, the “SPV Credit Facility”) with a maximum principal amount of $400 million. In addition, on March 21, 2014, we entered into a senior secured revolving credit facility (as amended, the “Credit Facility” and, together with the SPV Credit Facility, the “Facilities”) with a maximum principal amount of $413 million. Further, on June 26, 2015, we completed a $400 million term debt securitization (the “2015-1 Debt Securitization”). The notes offered in the 2015-1 Debt Securitization (the “2015-1 Notes”) were issued by the 2015-1 Issuer, our wholly owned and consolidated subsidiary. On August 30, 2018, the 2015-1 Issuer refinanced the 2015-1 Debt Securitization (the “2015-1 Debt Securitization Refinancing”) by redeeming in full the 2015-1 Notes and issuing new notes (the “2015-1R Notes”) for $449.2 million as part of a $550 million securitization.

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
Large and Growing U.S. Middle Market. The U.S. middle market is the largest market by many measures, which is expected to enable us to invest selectively as approximately 70% of middle market loan volume is sponsor-backed. According to S&P Capital IQ, as of December 31, 2018, there are over 60,000 U.S. middle market companies generating between $20 million and $1 billion in annual revenue, compared with approximately 3,500 companies with revenue greater than $1 billion. We believe these middle market companies, both sponsored and non-sponsored, represent a significant growth segment of the U.S. economy and often require substantial capital investments to grow.
Leverage, Pricing and Risk. According to the S&P Global Market Intelligence LCD Quarterly Leveraged Lending Review (Q4 2018) and Fitch U.S. Leveraged Loan Default Insight (January 25, 2019), middle market companies are less levered, have larger equity contributions, and experience lower rates of default versus large cap broadly syndicated loans.

Middle market loans also tend to achieve more attractive pricing and structures, including documentation, covenants and information/governance, than broadly syndicated loans. Over the 3 year period from 2016 to 2018, middle market loans have exhibited an approximate 200 basis points spread premium over broadly syndicated loans according to the S&P Global Market Intelligence LCD Leveraged Loan Index.
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
Favorable Capital Markets Trends. Current and future demand for middle market financings, driven by private equity investment and upcoming maturities are expected to provide us with ample deal flow. Current data from the Thompson Reuters LPC Middle Market Quarterly Report (as of December 31, 2018) suggests that approximately $554 billion of upcoming loan maturities for middle market companies are due between 2019 and 2025, and the PitchBook PE & VE Fundraising and Capital Overhang Report suggests that there is over $566 billion of uninvested capital in 2011–YTD Q2 2018 vintage private equity funds. We believe these refinancings and uninvested capital will provide a steady flow of attractive opportunities for well-positioned lenders with deep and longstanding sponsor and market relationships, particularly for providers of full capital structure financing solutions.
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
We view our investment process as consisting of the phases described below:
Origination. Our Investment Adviser has built a strong direct origination platform with coverage of over 200 private equity firms and over 150 lending institutions. Our Investment Adviser’s origination team sources approximately 800 opportunities per year for us with an ultimate investment rate by us of less than 10% annually. The scale of our Investment Adviser’s origination platform allows us to maximize access to investment opportunities and enhance overall investment selectivity. We further seek to reduce risk by partnering with experienced sponsors with strong track records. We believe lending to companies owned by leading private equity firms (versus non-sponsored companies) has several important and potentially defensive characteristics. Sponsor involvement provides for:

•
maximization of investment opportunities as approximately 70% of middle market loan volume is sponsor backed as of December 31, 2018, according to the S&P Global Market Intelligence LCD Middle Market Fact Sheet;

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
Underwriting. The next step is full credit analysis and in-depth due diligence. During the investment process, the investment team works closely with the private equity sponsor in all aspects of due diligence, including onsite meetings, due diligence calls, and review of third party diligence reports. Our Investment Adviser also conducts an independent evaluation of the business, utilizing both internal and external sources. A key differentiator is our Investment Adviser’s integrated credit platform and collaborative efforts that leverage Carlyle’s broader resources, which include access to Carlyle’s relationships and institutional knowledge. This includes, as needed, speaking to the private equity investment professionals (in accordance with information barrier restrictions), Carlyle operating executives, Carlyle’s Chief Economist & Director of Research, Carlyle’s Government Affairs professionals, and any executive within Carlyle’s private equity portfolio. In addition, we utilize multiple third party expert networks to supplement its work to gain further insight into company and industry factors from various thought leaders across the company’s markets. From the multiple diligence sources noted above, the deal team will prepare a highly detailed approval memo that includes, but is not limited to, the following:

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
Portfolio Composition
As of December 31, 2018 and 2017, the fair value of our investments was approximately $1,972 million and $1,968 million, respectively, in 96 and 90 portfolio companies/investment fund, respectively. The type, geography and industry composition of our investments, each as a percentage of the fair value of our investments as of December 31, 2018 and 2017, were as follows:

	As of December 31,
Type—% of Fair Value	2018	2017
First Lien Debt (excluding First Lien/Last Out)	68.12%	65.75%
First Lien/Last Out Unitranche	10.29	12.08
Second Lien Debt	9.07	12.51
Equity Investments	1.25	0.89
Investment Fund	11.27	8.77
Total	100.00%	100.00%

	As of December 31,
Type—% of Fair Value of First and Second Lien Debt	2018	2017
Floating Rate	99.20%	99.34%
Fixed Rate	0.80	0.66
Total	100.00%	100.00%

	As of December 31,
Geography—% of Fair Value	2018	2017
Canada	0.79%	—%
United Kingdom	0.49	0.68
United States	98.72	99.32
Total	100.00%	100.00%

	As of December 31,
Industry—% of Fair Value	2018	2017
Aerospace & Defense	1.42%	3.17%
Automotive	0.33	0.55
Banking, Finance, Insurance & Real Estate	6.49	8.84
Beverage, Food & Tobacco	3.77	2.57
Business Services	8.24	9.10
Capital Equipment	—	2.07
Chemicals, Plastics & Rubber	1.13	1.67
Construction & Building	0.13	1.25
Consumer Services	1.51	6.16
Containers, Packaging & Glass	2.40	1.71
Durable Consumer Goods	0.05	3.02
Energy: Electricity	2.18	2.15
Energy: Oil & Gas	0.61	0.78
Environmental Industries	1.82	1.82
Forest Products & Paper	2.51	2.64
Healthcare & Pharmaceuticals	11.82	11.83
High Tech Industries	12.24	9.49
Hotel, Gaming & Leisure	3.89	2.37
Investment Fund	11.27	8.77
Media: Broadcast & Subscription	1.08	—
Media: Advertising, Printing & Publishing	2.98	1.78
Metals & Mining	—	0.40
Non-durable Consumer Goods	2.53	2.68
Software	6.30	2.85
Sovereign & Public Finance	1.95	0.09
Telecommunications	5.78	4.01
Transportation: Cargo	3.62	4.34
Transportation: Consumer	1.85	1.86
Wholesale	2.10	2.03
Total	100.00%	100.00%
See the Consolidated Schedules of Investments as of December 31, 2018 and 2017 in our consolidated financial statements in Part II, Item 8 of this Form 10-K for more information on these investments, including a list of companies and type, cost and fair value of investments.
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
As a BDC, we are generally required to meet a minimum “asset coverage” ratio after each issuance of senior securities. “Asset coverage” generally refers to a company’s total assets, less all liabilities and indebtedness not represented by

“senior securities,” as defined in the Investment Company Act, divided by total senior securities representing indebtedness and, if applicable, preferred stock. “Senior securities” for this purpose includes borrowings from banks or other lenders, debt securities and preferred stock. On April 9, 2018 and June 6, 2018, our Board of Directors, including a “required majority” (as such term is defined in Section 57(o) of the Investment Company Act), and our stockholders, respectively, approved the application to us of the 150% minimum asset coverage ratio set forth in Section 61(a)(2) of the 1940 Act. As a result, the minimum asset coverage ratio applicable to us was reduced from 200% to 150%, effective as of June 7, 2018, the first day after our 2018 annual meeting of stockholders. See Part I, Item 1A of this Form 10-K “Risk Factors-Risks Related to Our Business and Structure- New legislation allows us to incur additional leverage.”
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
We are subject to periodic examination by the SEC for compliance with the Investment Company Act.
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
Indebtedness and Senior Securities
We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the Investment Company Act, is at least equal to 150% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see Part I, Item 1A of this Form 10-K “Risk Factor—Risks Relating to Our Business and Structure—Regulations governing our operation as a BDC affect our ability to, and the way in which we will, raise additional capital. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.”
Codes of Ethics
We and our Investment Adviser have each adopted a code of ethics pursuant to Rule 17j-1 under the Investment Company Act and Rule 204A-1 under the Advisers Act, respectively (collectively, the “Rule 17j-1 Codes of Ethics”), which establish procedures for personal investments and restricts certain transactions and apply to, among others, our Chief Executive Officer and Chief Financial Officer. The Rule 17j-1Codes of Ethics generally do not permit investments by personnel subject to them in securities that may be purchased or sold by us. The Rule 17j-1 Code of Ethics are filed with the SEC (www.sec.gov).
We have also adopted a Code of Ethics for Principal Executive and Senior Financial Officers under the Sarbanes-Oxley Act of 2002 (the “SOX Code of Ethics”), which applies to, among others, our Chief Executive Officer and Chief Financial Officer. The SOX Code of Ethics is available free of charge on our website (http://www.tcgbdc.com).
There have been no material changes to the Rule 17j-1 Code of Ethics or the SOX Code of Ethics or material waivers of the code that apply to our Chief Executive Officer or Chief Financial Officer.
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
Compliance with Listing Requirements
Our shares of common stock began trading on the NASDAQ Global Select Market under the symbol “CGBD” on June 14, 2017. As a listed company on the NASDAQ Global Select Market, we are subject to various listing standards including corporate governance listing standards. We monitor our compliance with all listing standards and take actions necessary to ensure that we are in compliance therewith.
Reporting Obligations and Available Information
We furnish our stockholders with annual reports containing audited financial statements, quarterly reports, and such other periodic reports as we determine to be appropriate or as may be required by law. We are required to comply with all periodic reporting, proxy solicitation and other applicable requirements under the Exchange Act.
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Definitive Proxy Statement on Schedule 14A, as well as reports on Forms 3, 4 and 5 regarding directors, officers or 10% beneficial owners of us, filed or furnished pursuant to section 13(a), 15(d) or 16(a) of the Exchange Act, are available free of charge on our website (http://www.tcgbdc.com).
The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us, which can be accessed at www.sec.gov.
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
Staffing
We do not currently have any employees. Our Chief Accounting Officer and Treasurer, a Managing Director of Carlyle, and our Chief Compliance Officer and Secretary, a Vice President of Carlyle, are retained by our Administrator pursuant to the Carlyle Sub-Administration Agreement. Each of these professionals performs their respective functions for us under the terms of our Administration Agreement.
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
Risks Related to Our Business and Structure
Capital markets may experience periods of disruption and instability. These market conditions may materially and adversely affect debt and equity capital markets in the United States and abroad, which may have a negative impact on our business and operations.
The U.S. and global capital markets experienced extreme volatility and disruption in recent years, leading to recessionary conditions and depressed levels of consumer and commercial spending. For instance, uncertainty related to the partial U.S. government shutdown in December 2018 and January 2019, U.S. trade policies and the referendum by British voters to exit the European Union (“Brexit”) in June 2016 and the United Kingdom’s subsequent invocation of Article 50 of the Treaty on the European Union in March 2017 have led to disruption and instability in the global markets. Disruptions in the capital markets increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. We cannot assure you that these conditions will not worsen. If conditions worsen, a prolonged period of market illiquidity could have a material adverse effect on our business, financial condition and results of operations. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and negatively impact our operating results.
In addition, to the extent that recessionary conditions return, the financial results of small to mid-sized companies, like those in which we invest, will likely experience deterioration, which could ultimately lead to difficulty in meeting debt service requirements and an increase in defaults. Additionally, the end markets for certain of our portfolio companies’ products and services have experienced, and continue to experience, negative economic trends. The performances of certain of our portfolio companies have been, and may continue to be, negatively impacted by these economic or other conditions, which may ultimately result in:

•	our receipt of a reduced level of interest income from our portfolio companies

•	decreases in the value of collateral securing some of our loans and the value of our equity investments; and

•	ultimately, losses or charge-offs related to our investments.
Uncertainty about financial stability could have a significant adverse effect on our business, results of operations and financial condition.
Due to federal budget deficit concerns, S&P downgraded the federal government’s credit rating from AAA to AA+ for the first time in history on August 5, 2011. Further, Moody’s and Fitch warned that they may downgrade the federal government’s credit rating. Further downgrades or warnings by S&P or other rating agencies, and the government’s credit and deficit concerns in general, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of our common stock. Also, to the extent uncertainty regarding any economic recovery in Europe and Brexit continue to negatively impact consumer confidence and consumer credit factors, our business and results of operations could be significantly and adversely affected.
In October 2014, the Federal Reserve announced that it was concluding its bond-buying program, or quantitative easing, which was designed to stimulate the economy and expand the Federal Reserve’s holdings of long-term securities, suggesting that key economic indicators, such as the unemployment rate, had showed signs of improvement since the inception of the program. It is unclear what effect, if any, the conclusion of the Federal Reserve’s bond-buying program will have on the value of our investments. However, it is possible that, without quantitative easing by the Federal Reserve, these developments, along with the United States government’s credit and deficit concerns and the European sovereign debt crisis, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. Additionally, in 2017 and 2018, the Federal Reserve has raised the target range for the federal funds rate. If key economic indicators, such as the unemployment rate or inflation, continue to show signs of improvement, the target range for the federal funds rate may further increase and cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms.

As a result of the 2018 U.S. election, the Republican Party currently controls the executive branch of government and the Senate, while the Democratic Party controls the House.  This political division between the Senate and House makes it unclear what legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Areas subject to potential change, amendment or repeal include the Dodd-Frank Act and the authority of the Federal Reserve and the Financial Stability Oversight Council. These or other regulatory changes could result in greater competition from banks and other lenders with which we compete for lending and other investment opportunities. The United States may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the United States. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the United States. Such actions could have a significant adverse effect on our business, financial condition and results of operations.
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
Changes to U.S. tariff and import/export regulations may have a negative effect on our portfolio companies and, in turn, harm us.
There has been ongoing discussion and commentary regarding potential, significant changes to U.S. trade policies, treaties and tariffs, resulting in significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.
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
On April 9, 2018 and June 6, 2018, the Board of Directors, including a “required majority” (as such term is defined in Section 57(o) of the Investment Company Act), and the stockholders of the Company, respectively, approved the application to the Company of the 150% minimum asset coverage ratio set forth in Section 61(a)(2) of the 1940 Act. As a result, the minimum asset coverage ratio applicable to the Company was reduced from 200% to 150%, effective as of June 7, 2018, the first day after the Company’s 2018 annual meeting of stockholders.
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
In addition, as a BDC, our ability to borrow or issue preferred stock may be restricted if our total assets are less than 150% of our total borrowings and preferred stock. Furthermore, equity capital may be difficult to raise because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price per share less than NAV without first obtaining approval for such issuance from our stockholders and our Independent Directors.

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
We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the Investment Company Act. In addition, we may seek to securitize certain of our loans. Under the provisions of the Investment Company Act, we are permitted, as a BDC, to issue senior securities only in amounts such that our asset coverage ratio, as defined in the Investment Company Act, equals at least 150% of total assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test, which may prohibit us from paying dividends and could prevent us from maintaining our status as a RIC or may prohibit us from repurchasing shares of our common stock. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Accordingly, any failure to satisfy this test could have a material adverse effect on our business, financial condition or results of operations. As of December 31, 2018, our asset coverage calculated in accordance with the Investment Company Act was 210.31%. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. Furthermore, as a result of issuing senior securities, our common stockholders would also be exposed to typical risks associated with increased leverage, including an increased risk of loss resulting from increased indebtedness.
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
Our Facilities and the 2015-1R Notes impose financial and operating covenants that restrict our business activities, remedies on default and similar matters. As of December 31, 2018, we were in material compliance with the operating and financial covenants of our Facilities and the 2015-1 Notes. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. Accordingly, although we believe we will continue to be in compliance, we cannot assure you that we will continue to comply with the covenants in our Facilities and the 2015-1R Notes. Failure to comply with these covenants could result in a default. If we were unable to obtain a waiver of a default from the lenders or holders of that indebtedness, as applicable, those lenders or holders could accelerate repayment under that indebtedness, which may result in cross-acceleration of other indebtedness. An acceleration could have a material adverse impact on our business, financial condition and results of operations. Lastly, we may be unable to obtain additional leverage, which would, in turn, affect our return on capital.
As of December 31, 2018, we had a combined $963.8 million of outstanding consolidated indebtedness under our Facilities and 2015-1R Notes. Our annualized interest cost as of December 31, 2018, was 4.55%, excluding fees (such as fees on undrawn amounts and amortization of upfront fees). Since we generally pay interest at a floating rate on our Facilities and 2015-1R Notes, an increase in interest rates will generally increase our borrowing costs.
In 2016, the SEC proposed rule Rule 18f-4, that if adopted would potentially constrain our ability to use leverage if we have significant outstanding financial commitments to our portfolio companies.
The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns on our portfolio, net of expenses. The calculations in the table below are hypothetical, and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
Assumed annual returns on the Company's portfolio (net of expenses)	(10)%	(5)%	0%	5%	10%
Corresponding return to common stockholder (1)	(23.74)%	(13.93)%	(4.13)%	5.68%	15.48%

(1)
Assumes, as of December 31, 2018, (i) $2,084.7 million in total assets, (ii) $963.8 million in outstanding indebtedness, (iii) $1,063 million in net assets and (iv) weighted average interest rate, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 4.55%.

Based on an outstanding indebtedness of $963.8 million as of December 31, 2018, and the weighted average effective annual interest rate, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 4.55% as of that date, our investment portfolio at fair value would have had to produce an annual return of approximately 2.11% to cover annual interest payments on the outstanding debt. For more information on our indebtedness, see Part II, Item 7 of this Form 10-K “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources.”
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
General interest rate fluctuations and changes in credit spreads on floating rate loans may have a substantial negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our rate of return on invested capital, our net investment income and our NAV. Substantially all of our debt investments have variable interest rates that reset periodically based on benchmarks such as the London Interbank Offered Rate (“LIBOR” or “L”) and the U.S. Prime Rate (“Prime Rate” or “P”), so an increase in interest rates from their historically low present levels may make it more difficult for our portfolio companies to service their obligations under the debt investments that we will hold. Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. Furthermore, because we typically borrow money to make investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income to the extent we use debt to finance our investments. In periods of rising interest rates, our cost of funds would increase, which could reduce our net investment income.
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
Changes in or the discontinuation of LIBOR may adversely affect our business and results of operations.
On July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted in the United Kingdom or elsewhere. It is possible that banks will not continue to provide submissions for the calculation of LIBOR. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable market benchmark, what rate or rates may become accepted alternatives to LIBOR, or what the effect of any such changes in views or alternatives may have on the financial markets for LIBOR-linked financial instruments.
If LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our ability to receive attractive returns.
In addition, if LIBOR ceases to exist, we may need to renegotiate certain terms of our Facilities and 2015-R Notes. If we are unable to do so, amounts outstanding under the Facilities and 2015-R Notes may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our return on capital.

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
We are required to comply with the independent auditor attestation requirements of Section 404. Complying with Section 404 requires a rigorous compliance program as well as adequate time and resources. We may not be able to complete our internal control evaluation, testing and any required remediation in a timely fashion. If we are not able to implement the applicable requirements of Section 404 in a timely manner or with adequate compliance, our operations, financial reporting or financial results could be adversely affected. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of applicable stock exchange listing rules, and result in a breach of the covenants under the agreements governing any of our financing arrangements. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Additionally, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm were to report a material weakness in our internal controls over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports. This could materially adversely affect us and lead to a decline in the price of our securities.
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
Under the Maryland General Corporation Law (“MGCL”) and our charter (our “Charter”), our Board of Directors is authorized to classify and reclassify any authorized but unissued shares of stock into one or more classes of stock, including preferred stock. Prior to the issuance of shares of each class or series, the Board of Directors is required by Maryland law and our Charter to set the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption for each class or series. Thus, the Board of Directors could authorize the issuance of shares of preferred stock with terms and conditions which could have the effect of delaying, deferring or preventing a transaction or a change in control that might involve a premium price for holders of our common stock or otherwise be in their best interest. The cost of any such reclassification would be borne by our existing common stockholders. Certain matters under the Investment Company Act require the separate vote of the holders of any issued and outstanding preferred stock. For example, holders of preferred stock would vote separately from the holders of common stock on a proposal to cease operations as a BDC. In addition, the Investment Company Act provides that holders of preferred stock are entitled to vote separately from holders of common stock to elect two preferred stock directors. We currently have no plans to issue preferred stock, but may determine to do so in the future. The issuance of preferred stock convertible into shares of common stock might also reduce the net income per share and NAV per share of our common stock upon conversion, provided, that we will only be permitted to issue such convertible preferred stock to the extent we comply with the requirements of Section 61 of the Investment Company Act, including obtaining common stockholder approval. In addition, under the Investment Company Act, participating preferred stock and preferred stock constitutes a “senior security” for purposes of the 150% asset coverage test. These effects, among others, could have an adverse effect on an investment in our common stock.
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
We are highly dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to pay dividends.
Our business is highly dependent on the communications and information systems of the Adviser, its affiliates and third parties. Further, in the ordinary course of our business we or the Adviser may engage certain third party service providers to provide us with services necessary for our business. Any failure or interruption of those systems or services, including as a result of the termination or suspension of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:

•	sudden electrical or telecommunications outages;

•	natural disasters such as earthquakes, tornadoes and hurricanes;

•	disease pandemics;

•	events arising from local or larger scale political or social matters, including terrorist acts; and

•	cyber-attacks.
These events, in turn, could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to pay dividends to our stockholders.
Cybersecurity risks and cyber incidents may adversely affect our business or those of our portfolio companies by causing a disruption to our operations, a compromise or corruption of confidential information and/or damage to business relationships, or those of our portfolio companies, all of which could negatively impact our business, results of operations or financial condition.
A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to, use, alteration or destruction of our information systems for purposes of misappropriating assets, obtaining ransom payments, stealing confidential information, corrupting data or causing operational disruption, or may involve phishing. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen information, misappropriation of assets, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships. This could result in significant losses, reputational damage, litigation, regulatory fines or penalties, or otherwise adversely affect our business, financial condition or results of operations. In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks. The costs related to cybersecurity incidents may not be fully insured or indemnified. As our and our portfolio companies’ reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by our Adviser and third-party service providers, and the information systems of our portfolio companies. We, our Adviser and its affiliates have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, may be ineffective and do not guarantee that a cyber incident will not occur or that our financial results, operations or confidential information will not be negatively impacted by such an incident.
Third parties with which we do business (including, but not limited to, service providers, such as accountants, custodians, transfer agents and administrators, and the issuers of securities in which we invest) may also be sources or targets of cybersecurity or other technological risks. We outsource certain functions and these relationships allow for the storage and processing of our information and assets, as well as certain investor, counterparty, employee and borrower information. While we engage in actions to reduce our exposure resulting from outsourcing, we cannot control the cybersecurity plans and systems put in place by these third parties and ongoing threats may result in unauthorized access, loss, exposure or destruction of data, or other cybersecurity incidents, with increased costs and other consequences, including those described above. Privacy and information security laws and regulation changes, and compliance with those changes, may also result in cost increases due to system changes and the development of new administrative processes.
Changes in laws or regulations governing our business or the businesses of our portfolio companies, changes in the interpretation thereof or newly enacted laws or regulations, and any failure by us or our portfolio companies to comply with these laws or regulations may adversely affect our business and the businesses of our portfolio companies.
We and our portfolio companies are subject to laws and regulations at the U.S. federal, state and local levels and, in some cases, foreign levels. These laws and regulations, as well as their interpretation, may change from time to time, and new laws, regulations and interpretations may also come into effect. Any such new or changed laws or regulations could have a material adverse effect on our business or the business of our portfolio companies. The legal, tax and regulatory environment for BDCs, investment advisers and the instruments that they utilize (including derivative instruments) is continuously evolving. In addition, there is significant uncertainty regarding recently enacted legislation and the regulations that have recently been adopted and future regulations that may or may not be adopted pursuant to such legislation) and, consequently, the full impact that such legislation will ultimately have on us and the markets in which we trade and invest is not fully known. Such uncertainty and any resulting confusion may itself be detrimental to the efficient functioning of the markets and the success of certain investment strategies.
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
On June 12, 2017, the U.S. Department of the Treasury published the first of several reports in response to the Executive Order on the depository system covering banks and other savings institutions. On October 6, 2017, the Treasury released a second report outlining ways to streamline and reform the U.S. regulatory system for capital markets, followed by a third report, on October 26, 2017, examining the current regulatory framework for the asset management and insurance industries. The Treasury released a fourth report on July 31, 2018 describing recommendations relating to nonbank financial institutions, financial technology and innovation. Subsequent reports are expected to address retail and institutional investment products and vehicles. On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act, which significantly revised the Internal Revenue Code, including, a reduction in the corporate income tax rate, a new limitation on the deductibility of interest expense, and significant changes to the taxation of income earned from foreign sources and foreign subsidiaries. The Tax Cuts and Jobs Act also authorizes the IRS to issue regulations with respect to the new provisions. Among other things, Tax Reform may limit the ability of borrowers to fully deduct interest expense. This could potentially affect the loan market, for example by impacting the demand for loans available from us or the terms of such loans.  The changes to interest deductibility, utility of net operating losses and other provisions of Tax Reform could also in certain circumstances increase the U.S. tax burden on our portfolio assets which, in turn, could negatively impact their ability to service their interest expense obligations to us.
On May 24, 2018, President Trump signed into law the Economic Growth, Regulatory Relief, and Consumer Protection Act, which leaves the architecture and core features of the Dodd-Frank Act intact but significantly recalibrates applicability thresholds, revises various post-crisis regulatory requirements, and provides targeted regulatory relief to certain financial institutions. Among the most significant of its amendments to the Dodd-Frank Act are a substantial increase in the $50 billion asset threshold for automatic regulation of bank holding companies as “systemically important financial institutions” (“SIFIs”) an exemption from the Volcker Rule for insured depository institutions with less than $10 billion in consolidated assets and lower levels of trading assets and liabilities, as well as amendments to the liquidity leverage ratio and supplementary leverage ratio requirements.  On June 8, 2017, the U.S. House of Representatives passed the Financial Choice Act, which includes legislation intended to repeal or replace substantial portions of the Dodd-Frank Act. Among other things, the proposed law would repeal the Volcker Rule limiting certain proprietary investment and trading activities by banks, eliminate the authority of regulators to designate asset managers and other large non-bank institutions as SIFIs, and repeal the Department of Labor (“DOL”) “fiduciary rule” governing standards for dealing with retirement plans until the SEC issues standards for similar dealings by broker dealers and limiting the substance of any subsequent DOL rule to the SEC standards. The Senate did not act on the bill before the conclusion of the 115th Congress on January 3, 2019, and it is uncertain whether that similar legislation will pass in the House during the 116th Congress.
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
Because each of the SPV and the 2015-1 Issuer is disregarded as an entity separate from its owner for U.S. federal income tax purposes, the sale or contribution by the SPV to us and the sale or contribution by us to the 2015-1 Issuer as part of the 2015-1 Debt Securitization and 2015-1 Debt Securitization Refinancing did not constitute a taxable event for U.S. federal income tax purposes. If the U.S. Internal Revenue Service were to take a contrary position, there could be a material adverse effect on our business, financial condition, results of operations or cash flows.
The 2015-1 Issuer Preferred Interests are subordinated obligations of the 2015-1 Issuer.
The 2015-1 Issuer is the residual claimant on funds, if any, remaining after holders of all classes of the 2015-1R Notes have been paid in full on each payment date or upon maturity of the 2015-1R Notes under the 2015-1 Debt Securitization Refinancing documents. The 2015-1 Issuer Preferred Interests represent all of the equity interest in the 2015-1 Issuer and, as the holder of the 2015-1 Issuer Preferred Interests, we may receive distributions, if any, only to the extent that the 2015-1 Issuer makes distributions out of funds remaining after holders of all classes of the 2015-1R Notes have been paid in full on each payment date any amounts due and owing on such payment date or upon maturity of the 2015-1R Notes. There is no guarantee that we will receive any distributions as the holders of the 2015-1 Issuer Preferred Interests.
The interests of holders of the 2015-1R Notes issued by the 2015-1 Issuer may not be aligned with our interests.
The 2015-1R Notes are the debt obligations ranking senior in right of payment to our interests. As such, there are circumstances in which the interests of holders of the 2015-1R Notes may not be aligned with our interests. For example, under the terms of the 2015-1 Issuer, holders of the 2015-1R Notes have the right to receive payments of principal and interest prior to distribution to our interests.
For as long as the 2015-1R Notes remain outstanding, holders of the 2015-1R Notes have the right to act, in certain circumstances, with respect to the portfolio loans in ways that may benefit their interests but not the interests of holders of the

2015-1 Issuer Preferred Interests, including by exercising remedies under the indenture governing the 2015-1R Notes (the “2015-1 Indenture”).
If an event of default has occurred and acceleration occurs in accordance with the terms of the 2015-1 Indenture, the 2015-1R Notes then outstanding will be paid in full before any further payment or distribution to the 2015-1 Issuer Preferred Interests. In addition, if an event of default occurs, holders of a majority of the 2015-1R Notes then outstanding will be entitled to determine the remedies to be exercised under the 2015-1 Indenture, subject to the terms of the 2015-1 Indenture. For example, upon the occurrence of an event of default with respect to the notes issued by the 2015-1 Issuer, the trustee or holders of a majority of the 2015-1R Notes then outstanding may declare the principal, together with any accrued interest, of all the 2015-1R Notes to be immediately due and payable. This would have the effect of accelerating the principal on such notes, triggering a repayment obligation on the part of the 2015-1 Issuer. If at such time the portfolio loans of the 2015-1 Issuer were not performing well, the 2015-1 Issuer may not have sufficient proceeds available to enable the trustee under the 2015-1 Indenture to pay a distribution to holders of the 2015-1 Issuer Preferred Interests.
Remedies pursued by the holders of the 2015-1R Notes could be adverse to the interests of the holders of the 2015-1 Issuer Preferred Interests, and the holders of the 2015-1R Notes have no obligation to consider any possible adverse effect on such other interests. Thus, any remedies pursued by the holders of the 2015-1R Notes may not be in our best interests and we may not receive payments or distributions upon an acceleration of the 2015-1R Notes. Any failure of the 2015-1 Issuer to make distributions on the 2015-1 Issuer Preferred Interests we hold, directly or indirectly, whether as a result of an event of default or otherwise, could have a material adverse effect on our business, financial condition, results of operations and cash flows and may result in an inability of us to make distributions sufficient to allow for us to qualify as a RIC for U.S. federal income tax purposes.
The 2015-1 Issuer may fail to meet certain asset coverage tests.
Under the documents governing the 2015-1 Debt Securitization Refinancing, there are two coverage tests applicable to the 2015-1R Notes.
The first such test compares the amount of interest received on the portfolio loans held by the 2015-1 Issuer to the amount of interest payable in respect of the 2015-1R Notes. To meet this first test, interest received on the portfolio loans must equal at least 110% of the interest payable in respect of the 2015-1R Notes issued by the 2015-1 Issuer.
The second such test compares the adjusted collateral principal amount of the portfolio loans of the 2015-1 Debt Securitization Refinancing to the aggregate outstanding principal amount of the 2015-1R Notes. To meet this second test at any time, the adjusted collateral principal amount of the portfolio loans must equal at least 116.4% of the outstanding principal amount of the 2015-1R Notes.
If any coverage test with respect to the 2015-1R Notes is not met, proceeds from the portfolio of loans that otherwise would have been distributed to the holders of the 2015-1 Issuer Preferred Interests will instead be used to redeem first the 2015-1R Notes, to the extent necessary to satisfy the applicable asset coverage tests on a pro forma basis after giving effect to all payments made in respect of the 2015-1R Notes, which we refer to as a mandatory redemption, or to obtain the necessary ratings confirmation. There is no guarantee that the 2015-1R Notes will meet either of these coverage tests, and thus, we may not receive distributions as the holders of the 2015-1 Issuer Preferred Interests.
We may not receive cash from the 2015-1 Issuer.
We receive cash from the 2015-1 Issuer only to the extent of payments on the distributions, if any, with respect to the 2015-1 Issuer Preferred Interests as permitted under the 2015-1 Debt Securitization Refinancing. The 2015-1 Issuer may only make payments on the 2015-1 Issuer Preferred Interests to the extent permitted by the payment priority provisions of the 2015-1 Indenture, as applicable, which generally provide, distribution to Preferred Interests holder may not be made on any payment date unless all amounts owing under the 2015-1R Notes are paid in full. There is no guarantee that we will receive any distributions as the holders of the 2015-1 Issuer Preferred Interests.
In addition, if the 2015-1 Issuer does not meet the asset coverage tests or the interest coverage test set forth in the documents governing the 2015-1 Debt Securitization Refinancing, cash would be diverted to first pay the 2015-1R Notes in amounts sufficient to cause such tests to be satisfied. Even if we do not receive cash directly from the 2015-1 Issuer, such amount will still be treated as income subject to our requirement to distribute 90% of our net investment income to our shareholders. Therefore, in the event that we fail to receive cash directly from the 2015-1 Issuer, we could be unable to make such distributions in amounts sufficient to maintain our status as a RIC for U.S. federal income tax purposes, or at all.

We may be required to assume liabilities of the 2015-1 Issuer and are indirectly liable for certain representations and warranties in connection with the 2015-1 Debt Securitization Refinancing.
As part of the 2015-1 Debt Securitization Refinancing, we entered into a contribution agreement under which we are required to repurchase any loan (or participation interest therein) which was sold to the 2015-1 Issuer in breach of any representation or warranty made by us with respect to such loan on the date such loan was sold. To the extent we fail to satisfy any such repurchase obligation, the trustee of the 2015-1 Debt Securitization Refinancing may, on behalf of the 2015-1 Issuer, bring an action against us to enforce these repurchase obligations.
The structure of the 2015-1 Debt Securitization Refinancing is intended to prevent, in the event of our bankruptcy, the consolidation of the 2015-1 Issuer with our operations. If the true sale of the assets in the 2015-1 Debt Securitization Refinancing were not respected in the event of our insolvency, a trustee or debtor-in-possession might reclaim the assets of the 2015-1 Issuer for our estate. However, in doing so, we would become directly liable for all of the indebtedness then outstanding under the 2015-1 Debt Securitization Refinancing, which would equal the full amount of debt of the 2015-1 Issuer reflected on our consolidated balance sheet.
In addition, in connection with 2015-1 Debt Securitization Refinancing, the Company has made customary representations, warranties and covenants to the 2015-1 Issuer. We remain liable for any breach of such representations for the life of the 2015-1 Debt Securitization Refinancing.
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
We have in the past and may in the future make investments in restructurings that involve, or otherwise invest in the debt securities of, companies that are experiencing or are expected to experience severe financial difficulties. These severe financial difficulties may never be overcome and may cause such companies to become subject to bankruptcy proceedings. As such, these investments could subject us to certain additional potential liabilities that may exceed the value of our original investment therein. The level of analytical sophistication, both financial and legal, necessary for successful financing to companies experiencing significant business and financial difficulties is unusually high.
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
As a BDC, we are required to account for our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by or under the direction of our Board of Directors. Decreases in the market values or fair values of our investments are recorded as unrealized depreciation. Depending on market conditions, we could incur substantial realized losses and suffer additional unrealized losses, which would reduce our NAV and have a material adverse impact on our business, financial condition and results of operations.
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
If we engage in hedging transactions, we may expose ourselves to risks associated with such transactions. We may utilize instruments such as forward contracts, credit default swaps, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates, credit risk premiums, and market interest rates. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions should increase. It may not be possible to hedge against an exchange rate or interest rate fluctuation at an acceptable price. The success of any hedging transactions we may enter into will depend on our ability to correctly predict movements in currencies and interest rates. Therefore, while we may enter into such transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the effect of the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. Income derived from hedging transactions is generally not eligible to be distributed to non-U.S. stockholders free from U.S. withholding tax. We may be unable or determine not to hedge against particular risks, including if we determine that available hedging transactions are not available at an appropriate price.
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
The market price and liquidity of the market for our common stock and any other securities that we may issue may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•	significant volatility in the market price and trading volume of securities of BDCs or other companies in our sector, which are not necessarily related to the operating performance of these companies;

•	price and volume fluctuations in the overall stock market from time to time;

•	the inclusion or exclusion of our securities from certain indices;

•	changes in law, regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;

•	any loss of RIC status;

•	changes in earnings or perceived changes or variations in operating results;

•	changes or perceived changes in the value of our portfolio of investments;

•	changes in accounting guidelines governing valuation of our investments;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•	the inability of our Investment Adviser to employ additional experienced investment professionals or the departure of any of our Investment Adviser’s key personnel;

•	short-selling pressure with respect to shares of our common stock or BDCs generally;

•	future sales of our securities convertible into or exchangeable or exercisable for our common stock or the conversion of such securities;

•	uncertainty surrounding the strength of the U.S. economic recovery;

•	concerns regarding volatility in the Chinese stock market and Chinese currency;

•	uncertainty between the U.S. and other countries with respect to trade policies, treaties, and tariffs;

•	concerns regarding European sovereign debt;

•	fluctuations in base interest rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate;

•	operating performance of companies comparable to us;

•	general economic trends and other external factors; and

•	loss of a major funding source.
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
The issuance of shares of preferred stock with dividend or conversion rights, liquidation preferences or other economic terms favorable to the holders of preferred stock could adversely affect the market price for our common stock by making an investment in the common stock less attractive. In addition, the dividends on any preferred stock we issue must be cumulative. Payment of dividends and repayment of the liquidation preference of preferred stock must take preference over any dividends or other payments to our common stockholders, and holders of preferred stock are not subject to any of our expenses or losses and are not entitled to participate in any income or appreciation in excess of their stated preference (other than convertible preferred stock that converts into common stock). In addition, under the Investment Company Act, preferred stock constitutes a “senior security” for purposes of the 150% asset coverage test.
Purchases of our common stock under our stock repurchase program, including a Company 10b5-1 Plan, may have resulted in the price of our common stock being higher than the price that otherwise might have existed in the open market.
On November 5, 2018, the Company’s Board of Directors approved a $100 million stock repurchase program (the “Company Stock Repurchase Program”). Pursuant to the program, the Company is authorized to repurchase up to $100 million in the aggregate of its outstanding common stock in the open market and/or through privately negotiated transactions at prices not to exceed the Company’s net asset value per share as reported in its most recent financial statements, in accordance with the guidelines specified in Rule 10b-18 of the Exchange Act, and the Company is authorized to determine, in its discretion, the timing, manner, price and amount of any repurchases, based upon the evaluation of economic and market conditions, stock price, available cash, applicable legal and regulatory requirements and other factors, which may include purchases pursuant to Rule 10b5-1 of the Exchange Act. The program is expected to be in effect until November 5, 2019, or until the approved dollar amount has been used to repurchase shares. The program does not require the Company to repurchase any specific number of shares and there can be no assurance as to the amount of shares repurchased under the program. The program may be suspended, extended, modified or discontinued by the Company at any time, subject to applicable law.
Pursuant to the authorization described above, the Company adopted a 10b5-1 plan (the “Company 10b5-1 Plan”). The Company 10b5-1 Plan provides that purchases will be conducted on the open market in accordance with Rule 10b5-1 and 10b-18 under the Exchange Act and will otherwise be subject to applicable law, which may prohibit purchases under certain circumstances. The amount of purchases made under the Company 10b5-1 Plan or otherwise and how much will be purchased at any time is uncertain, dependent on prevailing market prices and trading volumes, all of which we cannot predict.
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
As of February 26, 2019, we had 61,673,778 shares of common stock outstanding. Sales of substantial amounts of our common stock, or the availability of such shares for sale, could adversely affect the prevailing market prices for our common stock. If this occurs and continues, it could impair our ability to raise additional capital through the sale of equity securities should we desire to do so.
Our stockholders will experience dilution in their ownership percentage if they opt out of our dividend reinvestment plan.
Our dividend reinvestment plan is an “opt out” dividend reinvestment plan, pursuant to which all dividends declared in cash payable to stockholders that do not elect to receive their distributions in cash are automatically reinvested in shares of our common stock, rather than receiving cash. As a result, our stockholders that “opt out” of our dividend reinvestment plan may experience dilution in their ownership percentage of our common stock over time. See Part II, Item 5 of this Form 10-K “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Common Stock” and “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Distribution Policy” for a description of our dividend policy and obligations.
There is a risk that our stockholders may not receive distributions or that our distributions may not grow over time and a portion of our distributions to you may be a return of capital for U.S. federal income tax purposes.
We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. If we declare a dividend and if enough stockholders opt to receive cash distributions rather than participate in our dividend reinvestment plan, we may be forced to sell some of our investments in order to make cash dividend payments. In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions. The Facilities may also limit our ability to declare dividends if we default under certain provisions. Further, if we invest a greater amount of assets in equity securities that do not pay current dividends, it could reduce the amount available for distribution. See Part II, Item 5 of this Form 10-K “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Common Stock.” The above referenced restrictions on distributions may also inhibit our ability to make required interest payments to holders of our debt, which may cause a default under the terms of our debt agreements. Such a default could materially increase our cost of raising capital, as well as cause us to incur penalties under the terms of our debt agreements.
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
On February 25, 2019, the last reported closing sales price of our common stock on The NASDAQ Global Select Market was $15.05 per share, which represented a discount of approximately 11.94% to the NAV per share reported by us as of December 31, 2018.
Holders
As of February 25, 2019, there were approximately 1,740 holders of record of our common stock (including Cede & Co.).
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
Stock Performance Graph
This graph compares the stockholder return on our common stock from June 14, 2017 (the date our common stock commenced trading on The NASDAQ Global Select Market) to December 31, 2018 with that of the Standard & Poor’s BDC Index (the “S&P BDC Index”) and the Standard & Poor’s 500 Stock Index (the “S&P 500 Index”). This graph assumes that on June 14, 2017, $100 was invested in our common stock, the S&P BDC Index and the S&P 500 Index. The graph also assumes the reinvestment of all cash dividends prior to any tax effect. The graph and other information furnished under this Part II, Item 5 of this Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information regarding purchases of our common stock made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the fourth quarter of 2018.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)(2)	Maximum (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2018 through October 31, 2018	—	$—	—	$—
November 1, 2018 through November 30, 2018	95,885	15.45	95,885	98,518
December 1, 2018 through December 31, 2018	272,523	13.81	272,523	94,754
Total	368,408		368,408

(1)	On trade date basis.

(2)
Shares purchased by the Company pursuant to the Company's Stock Repurchase Program, which was entered into on November 5, 2018. Pursuant to the program, the Company is authorized to repurchase up to $100 million in the aggregate of its outstanding common stock in the open market and/or through privately negotiated transactions at prices not to exceed the Company’s net asset value per share as reported in its most recent financial statements, in accordance with the guidelines specified in Rule 10b-18 of the Exchange Act. The timing, manner, price and amount of any repurchases will be determined by the Company, in its discretion, based upon the evaluation of economic and market conditions, stock price, available cash, applicable legal and regulatory requirements and other factors, and may include purchases pursuant to Rule 10b5-1 of the Exchange Act. The program is expected to be in effect until November 5, 2019, or until the approved dollar amount has been used to repurchase shares. The program does not require the Company to repurchase any specific number of shares and there can be no assurance as to the amount of shares repurchased under the program. The program may be suspended, extended, modified or discontinued by the Company at any time, subject to applicable law. Pursuant to the authorization described above, the Company adopted the Company 10b5-1 Plan. The Company 10b5-1 Plan provides that purchases will be conducted on the open market in accordance with Rule 10b5-1 and 10b-18 under the Exchange Act and will otherwise be subject to applicable law, which may prohibit purchases under certain circumstances. The amount of purchases made under the Company 10b5-1 Plan or otherwise and how much will be purchased at any time is uncertain, dependent on prevailing market prices and trading volumes, all of which we cannot predict.

Item 6. Selected Financial Data
The tables below set forth our selected consolidated historical financial data for the periods indicated. The selected consolidated historical financial data as of and for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 have been derived from our audited consolidated financial statements, which are included in “Financial Statements and Supplementary Data” in Part II, Item 8 of this Form 10-K. Our historical results are not necessarily indicative of future results. The selected financial data in this section is not intended to replace the financial statements and is qualified in its entirety by the financial statements and related notes included in this filing.
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

	For the years ended December 31,
	2018	2017	2016	2015	2014
(dollar amounts in thousands, except per share data)
Consolidated Statements of Operations Data
Income
Total investment income	$207,526	$165,001	$110,971	$69,190	$32,984
Expenses
Net expenses (including excise tax expense)	99,090	72,850	51,350	33,666	18,724
Net investment income (loss)	108,436	92,151	59,621	35,524	14,260
Net realized gain (loss) on investments	(1,368)	(11,692)	(9,644)	1,164	72
Net change in unrealized appreciation (depreciation) on investments	(67,953)	3,741	19,832	(18,015)	(8,718)
Net increase (decrease) in net assets resulting from operations	39,115	84,200	69,809	18,673	5,614
Per Share Data
Basic and diluted net investment income	$1.73	$1.74	$1.65	$1.43	$1.09
Basic and diluted earnings	$0.63	$1.59	$1.93	$0.75	$0.43
Dividends declared (1)	$1.68	$1.64	$1.68	$1.74	$1.25

(1)
Cumulative per share dividends declared by the Company’s Board of Directors for the years ended December 31, 2018, 2017, 2016 and 2015. Cumulative per share dividends declared by the Company’s Board of Directors for the years ended December 31, 2018, 2017, 2016 and 2015 included a special dividend of $0.20, $0.12, $0.07 and $0.18 per share, respectively.

	As of and for the years ended December 31,
	2018	2017	2016	2015	2014
(dollar amounts in thousands, except per share data)
Consolidated Statements of Assets and Liabilities Data
Investments—non-controlled/non-affiliated, at fair value	$1,731,319	$1,779,584	$1,323,102	$1,052,666	$698,662
Investments—non-controlled/affiliated, at fair value	18,543	15,431	—	—	—
Investments—controlled/affiliated, at fair value	222,295	172,516	99,657	—	—
Cash and cash equivalents	87,186	32,039	38,489	41,837	8,754
Total assets	2,084,743	2,021,383	1,490,155	1,104,032	716,720
Secured borrowings	514,635	562,893	421,885	234,313	308,441
Notes payable	446,043	271,053	270,849	270,644	—
Total liabilities	1,021,525	894,079	726,018	532,306	378,463
Total net assets	1,063,218	1,127,304	764,137	571,726	338,257
Net assets per share	$17.09	$18.12	$18.32	$18.14	$18.86
Other Data:
Number of portfolio companies/structured finance obligations/investment fund at year end	96	90	86	85	72
Average funded investments in new portfolio companies/structured finance obligations/investment fund (1)	$20,218	$26,816	$12,188	$12,996	$10,597
Total return based on NAV (2)	3.59%	7.86%	10.25%	5.41%	3.55%

(1)
Average is calculated per portfolio company based on the total amount funded during the period divided by the number of investments made in portfolio companies/structured finance obligations/investment fund during the year.

(2)
Total return is based on the change in NAV per share during the year plus the declared dividends, assuming reinvestment of dividends in accordance with the dividend reinvestment plan, divided by the beginning NAV for the year. Total return for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 was inclusive of $0.00, $(0.11), $0.01 and $0.11 and $0.09, respectively, per share increase in NAV related to the offering price of the Company’s common stock. Excluding the effects of the higher offering price of the Company’s common stock, total return would have been 3.59%, 8.46%, 10.20%, 4.83% and 3.09%, respectively (refer to Note 9 in Part II, Item 8 of this Form 10-K for additional information).

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
Expenses
Our primary operating expenses include the payment of: (i) investment advisory fees, including base management fees and incentive fees, to our Investment Adviser pursuant to the Investment Advisory Agreement between us and our Investment Adviser; (ii) costs and other expenses and our allocable portion of overhead incurred by our Administrator in performing its administrative obligations under the Administration Agreement between us and our Administrator; and (iii) other operating expenses as detailed below:

•	administration fees payable under our Administration Agreement and Sub-Administration Agreements, including related expenses;

•	the costs of any offerings of our common stock and other securities, if any;

•	calculating individual asset values and our net asset value (including the cost and expenses of any independent valuation firms);

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
PORTFOLIO AND INVESTMENT ACTIVITY
As of December 31, 2018, the fair value of our investments was approximately $1,972,157, comprised of 119 investments in 96 portfolio companies/investment fund across 27 industries with 57 sponsors. As of December 31, 2017, the fair value of our investments was approximately $1,967,531, comprised of 107 investments in 90 portfolio companies/investment fund across 28 industries with 57 sponsors. As of December 31, 2016, the fair value of our investments was approximately $1,422,759, comprised of 98 investments in 86 portfolio companies/structured finance obligations/investment fund across 29 industries with 57 sponsors.
Based on fair value as of December 31, 2018, our portfolio consisted of approximately 87.5% in secured debt (78.4% in first lien debt (including 10.3% in first lien/last out loans) and 9.1% in second lien debt), 11.3% in Credit Fund, and 1.2% in equity investments. Based on fair value as of December 31, 2018, approximately 1% of our debt portfolio was invested in debt bearing a fixed interest rate and approximately 99% of our debt portfolio was invested in debt bearing a floating interest rate, which primarily are subject to interest rate floors.
Based on fair value as of December 31, 2017, our portfolio consisted of approximately 90.3% in secured debt (77.8% in first lien debt (including 12.1% in first lien/last out loans) and 12.5% in second lien debt), 8.8% in Credit Fund, 0.9% in equity investments. Based on fair value as of December 31, 2017, approximately 1% of our debt portfolio was invested in debt bearing a fixed interest rate and approximately 99% of our debt portfolio was invested in debt bearing a floating interest rate, which primarily are subject to interest rate floors.

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
Our investment activity for the years ended December 31, 2018, 2017 and 2016 is presented below (information presented herein is at amortized cost unless otherwise indicated):

	For the years ended December 31,
	2018	2017	2016
Investments:
Total investments, beginning of year	$1,971,012	$1,429,981	$1,079,720
New investments purchased	950,255	1,340,824	755,654
Net accretion of discount on investments	12,814	11,747	5,605
Net realized gain (loss) on investments	(1,368)	(11,692)	(9,644)
Investments sold or repaid	(889,122)	(799,848)	(401,354)
Total investments, end of year	$2,043,591	$1,971,012	$1,429,981
Principal amount of investments funded:
First Lien Debt (excluding First Lien/Last Out)	$648,034	$837,732	$505,449
First Lien/Last Out Unitranche	23,507	153,674	99,065
Second Lien Debt	135,587	179,162	38,950
Equity Investments	5,302	8,887	2,856
Investment Fund	151,650	187,460	119,785
Total	$964,080	$1,366,915	$766,105
Principal amount of investments sold or repaid:
First Lien Debt (excluding First Lien/Last Out)	$(566,490)	$(498,475)	$(235,391)
First Lien/Last Out Unitranche	(29,682)	(86,939)	(19,530)
Second Lien Debt	(200,465)	(107,748)	(83,279)
Structured Finance Obligations	—	(27,000)	(81,442)
Investment Fund	(93,900)	(112,594)	(22,400)
Total	$(891,537)	$(832,756)	$(442,042)
Number of new funded investments	47	50	62
Average amount of new funded investments	$20,218	$26,816	$12,188
Percentage of new funded debt investments at floating interest rates	100%	99%	100%
Percentage of new funded debt investments at fixed interest rates	—%	1%	—%
As of December 31, 2018 and 2017, investments consisted of the following:

	December 31, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt (excluding First Lien/Last Out)	$1,375,437	$1,343,422	1,295,406	1,293,641
First Lien/Last Out Unitranche	241,263	202,849	246,925	237,635
Second Lien Debt	179,434	178,958	242,887	246,233
Equity Investments	17,456	24,633	13,543	17,506
Investment Fund	230,001	222,295	172,251	172,516
Total	$2,043,591	$1,972,157	1,971,012	1,967,531

The weighted average yields(1) for our first and second lien debt, based on the amortized cost and fair value as of December 31, 2018 and 2017, were as follows:

	December 31, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt (excluding First Lien/Last Out)	9.16%	9.38%	8.35%	8.36%
First Lien/Last Out Unitranche	10.62%	12.63%	10.02%	10.41%
First Lien Debt Total	9.38%	9.80%	8.62%	8.68%
Second Lien Debt	11.04%	11.07%	10.44%	10.30%
First and Second Lien Debt Total	9.54%	9.94%	8.86%	8.90%

(1)
Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of December 31, 2018 and 2017. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.

Total weighted average yields (which includes the effect of accretion of discount and amortization of premiums) of our first and second lien debt investments as measured on an amortized cost basis increased from 8.86% to 9.54% from December 31, 2017 to December 31, 2018. The increase in weighted average yields was primarily due to the increase in 90-day LIBOR from 1.69% to 2.81%, partially offset by generally lower yields on new investments compared to the yields on exited investments and loans placed on non-accrual status.
The following table summarizes the fair value of our performing and non-performing investments as of December 31, 2018 and 2017:

	December 31, 2018		December 31, 2017
	Fair Value	Percentage	Fair Value	Percentage
Performing	$1,957,830	99.27%	$1,948,044	99.01%
Non-accrual (1)	14,327	0.73	19,487	0.99
Total	$1,972,157	100.00%	$1,967,531	100.00%

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

See the Consolidated Schedules of Investments as of December 31, 2018 and 2017 in our consolidated financial statements in Part II, Item 8 of this Form 10-K “Financial Statements and Supplementary Data” for more information on these investments, including a list of companies and type and amount of investments.
As part of the monitoring process, our Investment Adviser has developed risk assessment policies pursuant to which it regularly assesses the risk profile of each of our debt investments and rates each of them based on the following categories, which we refer to as “Internal Risk Ratings”:

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
Our Investment Adviser monitors and, when appropriate, changes the investment ratings assigned to each debt investment in our portfolio. In connection with our quarterly valuation process, our Investment Adviser reviews our investment ratings on a regular basis. The following table summarizes the Internal Risk Ratings as of December 31, 2018 and 2017:

	December 31, 2018		December 31, 2017
(dollar amounts in millions)	Fair Value	% of Fair Value	Fair Value	% of Fair Value
Internal Risk Rating 1	$71.0	4.12%	$73.7	4.15%
Internal Risk Rating 2	1,302.9	75.52	1,399.6	78.74
Internal Risk Rating 3	208.4	12.08	170.2	9.57
Internal Risk Rating 4	105.1	6.09	103.3	5.81
Internal Risk Rating 5	23.5	1.36	30.7	1.73
Internal Risk Rating 6	14.3	0.83	—	—
Total	$1,725.2	100.00%	$1,777.5	100.00%
As of December 31, 2018 and 2017, the weighted average Internal Risk Rating of our debt investment portfolio was 2.3 and 2.2 respectively. As of December 31, 2018 and 2017, 12 and 10 of our debt investments, with an aggregate fair value of $142.9 million and $134.0 million, respectively, were assigned an Internal Risk Rating of 4-6. As of December 31, 2018 and 2017, two and one first lien debt investments in the portfolio with a fair value of $14.3 million and $19.5 million, respectively, were on non-accrual status, which represented approximately 0.73% and 0.99%, respectively, of total investments at fair value. The remaining first and second lien debt investments were performing and current on their interest payments as of December 31, 2018 and 2017.
During the year ended December 31, 2018, 7 investments with fair value of $106.1 million were downgraded to an Internal Risk Rating of 4 due to changes in financial condition and performance of the respective portfolio companies, 3 investments with fair value of $42.9 million were upgraded and removed from the Watch List due to improved performance of the portfolio company, and 2 investments with fair value of $16.2 million at December 31, 2017 were removed from the Watch List due to repayments in full.

CONSOLIDATED RESULTS OF OPERATIONS
For the years ended December 31, 2018, 2017 and 2016
The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and losses and net change in unrealized appreciation and depreciation. As a result, quarterly comparisons may not be meaningful.
Investment Income
Investment income for the years ended December 31, 2018, 2017 and 2016, was as follows:

	For the years ended December 31,
	2018	2017	2016
Investment income:
First Lien Debt	$151,000	$119,222	$83,713
Second Lien Debt	27,678	26,057	23,190
Structured Finance Obligations	—	—	887
Equity Investments	63	95	13
Investment Fund	28,490	19,453	3,140
Cash	295	174	28
Total investment income	$207,526	$165,001	$110,971
The increase in investment income for the year ended December 31, 2018 from the comparable period in 2017 was primarily driven by our deployment of capital, increasing invested balance, an increase in LIBOR, and increased interest and dividend income from Credit Fund. As of December 31, 2018, the size of our portfolio increased to $2,043,591 from $1,971,012 as of December 31, 2017 at amortized cost, and total principal amount of investments outstanding increased to $2,073,835 from $2,000,315 as of December 31, 2017. As of December 31, 2018, the weighted average yield of our first and second lien debt increased to 9.54% from 8.86% as of December 31, 2017, on amortized cost, primarily due to the increase in LIBOR, partially offset by generally lower yields on new investments compared to the yields on exited investments and loans placed on non-accrual status.
The increase in investment income for the year ended December 31, 2017 from the comparable period in 2016 was primarily driven by our deployment of capital and increasing invested balance (including as a result of the NFIC Acquisition), increased fees and other income from syndications, amendments and prepayments, and increased interest and dividends from Credit Fund. The size of our portfolio increased to $1,971,012 as of December 31, 2017 from $1,429,981 as of December 31, 2016, at amortized cost, and total principal amount of investments outstanding increased to $2,000,315 as of December 31, 2017 from $1,467,133 as of December 31, 2016. The increase in interest income was also due to the increase in the weighted average yield, primarily due to the increase in LIBOR. As of December 31, 2017, the weighted average yield of our first and second lien debt increased to 8.86% from 8.19% as of December 31, 2016, on amortized cost.
Interest income on our first and second lien debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of December 31, 2018 and 2017, two and one first lien debt investments in the portfolio were on non-accrual with the fair value of $14,327 and $19,487, which represents approximately 0.73% and 0.99% of total investments at fair value, respectively. The remaining first and second lien debt investments were performing and current on their interest payments as of December 31, 2018 and 2017. As of December 31, 2016, one first lien debt investment in the portfolio was non-performing. The fair value of the loan in the portfolio on non-accrual status was $7,628, which represents approximately 0.54% of total investments at fair value. The remaining first and second lien debt investments were performing and current on their interest payments as of December 31, 2016 and for the year then ended.

Net investment income (loss) for the years ended December 31, 2018, 2017 and 2016 was as follows:

	For the years ended December 31,
	2018	2017	2016
Total investment income	$207,526	$165,001	$110,971
Net expenses (including Excise tax expense)	(99,090)	(72,850)	(51,350)
Net investment income (loss)	$108,436	$92,151	$59,621
Expenses

	For the years ended December 31,
	2018	2017	2016
Base management fees	$29,626	$25,254	$18,539
Incentive fees	23,002	21,084	14,905
Professional fees	3,404	2,895	2,103
Administrative service fees	701	661	703
Interest expense	37,801	24,510	16,462
Credit facility fees	2,295	1,983	2,573
Directors’ fees and expenses	370	443	553
Other general and administrative	1,661	1,683	1,616
Excise tax expense	230	264	76
Waiver of base management fees	—	(5,927)	(6,180)
Net expenses	$99,090	$72,850	$51,350

Interest expense and credit facility fees for the years ended December 31, 2018, 2017 and 2016 were comprised of the following:

	For the years ended December 31,
	2018	2017	2016
Interest expense	$37,801	$24,510	$16,462
Facility unused commitment fee	1,260	1,117	1,253
Amortization of deferred financing costs	901	745	1,213
Other fees	134	121	107
Total interest expense and credit facility fees	$40,096	$26,493	$19,035
Cash paid for interest expense	$34,676	$22,519	$15,267
The increase in interest expense for the year ended December 31, 2018 compared to the comparable period in 2017 was driven by increased drawings under the Facilities related to increased deployment of capital for investments, an increase in LIBOR, and a one-time acceleration of $652 of amortization of debt issuance costs related to the 2015-1 Debt Securitization Refinancing. For the year ended December 31, 2018, the average interest rate on borrowings increased to 4.32% from 3.32% for the comparable period in 2017, and average principal debt outstanding increased to $864,734 from $728,144 for the comparable period in 2017.
The increase in interest expense for the year ended December 31, 2017 compared to the comparable period in 2016 was driven by increased usage of the Facilities related to increased deployment of capital to investments. For the year ended December 31, 2017, the average interest rate increased to 3.32% from 2.81% for the comparable period in 2016, and average principal debt outstanding increased to $728,144 from $580,734 for the comparable period in 2016.
The increase in base management fees (and related waiver of base management fees, which terminated on September 30, 2017) and incentive fees related to pre-incentive fee net investment income for the year ended December 31, 2018 from the comparable period in 2017 and for the year ended December 31, 2017 from the comparable period in 2016 were driven by our deployment of capital and our increasing invested balance. For the years ended December 31, 2018, 2017 and 2016, base management fees were $29,626, $19,327 and $12,359, respectively (net of waiver of $0, $5,927 and $6,180, respectively); incentive fees related to pre-incentive fee net investment income were $23,002, $21,084 and $14,905, respectively, and there were no incentive fees related to realized capital gains. For the years ended December 31, 2018, 2017 and 2016, we recorded no accrued capital gains incentive fees based upon our cumulative net realized and unrealized appreciation (depreciation) as of December 31, 2018, 2017 and 2016, respectively. The accrual for any capital gains incentive fee under accounting principles generally accepted in the United States (“US GAAP”) in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. See Note 4 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for more information on our incentive and base management fees.
Professional fees include legal, rating agencies, audit, tax, valuation, technology and other professional fees incurred related to the management of us. Administrative service fees represent fees paid to the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including our allocable portion of the cost of certain of our executive officers and their respective staff. Other general and administrative expenses include insurance, filing, research, subscriptions and other costs. The increase in professional fees for the year ended December 31, 2018 from the comparable period in 2017 was driven by our deployment of capital and our increasing invested balance. The increase in professional fees for the year ended December 31, 2017 from the comparable period in 2016 was driven by an increase in non-recurring professional fees related to the NFIC Acquisition.
Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) on Investments
During the years ended December 31, 2018, 2017 and 2016, we had realized gains on 4, 15, and 10, investments, respectively, totaling approximately $3,534, $684, and $864, respectively, which was offset by realized losses on 6, 12, and 14, investments, respectively, totaling approximately $4,902, $12,376, and $10,508, respectively. During the years ended December 31, 2018, 2017 and 2016, we had a change in unrealized appreciation on 40, 64, and 104 investments, respectively, totaling approximately $14,680, $38,290, and $41,130, respectively, which was offset by a change in unrealized depreciation on 105, 71, and 24 investments, respectively, totaling approximately $82,633, $34,549, and $21,298, respectively. In particular, effective September 17, 2018, Tweddle Group, Inc. completed a restructuring whereby a portion of the first lien debt held by us was exchanged into common equity. As a result, $3,832 of unrealized depreciation was reversed and we realized a loss of $4,087 during the year ended December 31, 2018.
Net realized gain (loss) and net change in unrealized appreciation (depreciation) by the type of investments for the years ended December 31, 2018, 2017 and 2016 were as follows:

	For the years ended December 31,
	2018	2017	2016
Net realized gain (loss) on investments	$(1,368)	$(11,692)	$(9,644)
Net change in unrealized appreciation (depreciation) on investments	(67,953)	3,741	19,832
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	$(69,321)	$(7,951)	$10,188
Net realized gain (loss) and net change in unrealized appreciation (depreciation) by the type of investments for the years ended December 31, 2018, 2017 and 2016 were as follows:

	For the years ended December 31,
	2018		2017		2016
Type	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)
First Lien Debt	$(4,903)	$(59,374)	$(8,240)	$(5,277)	$383	$46
Second Lien Debt	2	(3,822)	(360)	4,442	275	5,216
Structured Finance Obligations	—	—	(3,092)	4,023	(10,302)	11,105
Equity Investments	3,533	3,214	—	2,560	—	1,193
Investment Fund	—	(7,971)	—	(2,007)	—	2,272
Total	$(1,368)	$(67,953)	$(11,692)	$3,741	$(9,644)	$19,832
Net change in unrealized depreciation in our investments for the year ended December 31, 2018 compared to the comparable period in 2017 was primarily driven by the unrealized depreciation in Product Quest Manufacturing, LLC which filed for bankruptcy protection in 2018, as well as due to changes in various inputs utilized under our valuation methodology, including, but not limited to, market spreads, borrower leverage multiples and borrower ratings, and the impact of exits. Net change in unrealized appreciation in our investments for the year ended December 31, 2017 compared to the comparable period in 2016 was primarily due to changes in various inputs utilized under our valuation methodology, including, but not limited to, market spreads, borrower leverage multiples and borrower ratings, and the impact of exits.
MIDDLE MARKET CREDIT FUND, LLC
Overview
On February 29, 2016, the Company and Credit Partners entered into an amended and restated limited liability company agreement, which was subsequently amended on June 24, 2016 (as amended, the “Limited Liability Company Agreement”) to co-manage Credit Fund, a Delaware limited liability company that is not consolidated in the Company’s consolidated financial statements. Credit Fund primarily invests in first lien loans of middle market companies. Credit Fund is managed by a six-member board of managers, on which the Company and Credit Partners each have equal representation. Establishing a quorum for Credit Fund’s board of managers requires at least four members to be present at a meeting, including at least two of the Company’s representatives and two of Credit Partners’ representatives. The Company and Credit Partners each have 50% economic ownership of Credit Fund and have commitments to fund, from time to time, capital of up to $400,000 each. Funding of such commitments generally requires the approval of the board of Credit Fund, including the board members appointed by the Company. By virtue of its membership interest, the Company and Credit Partners each indirectly bear an allocable share of all expenses and other obligations of Credit Fund.
Together with Credit Partners, the Company co-invests through Credit Fund. Investment opportunities for Credit Fund are sourced primarily by the Company and its affiliates. Portfolio and investment decisions with respect to Credit Fund must be unanimously approved by a quorum of Credit Fund’s investment committee consisting of an equal number of representatives of the Company and Credit Partners. Therefore, although the Company owns more than 25% of the voting securities of Credit Fund, the Company does not believe that it has control over Credit Fund (other than for purposes of the Investment Company Act). Middle Market Credit Fund SPV, LLC (the “Credit Fund Sub”), MMCF CLO 2017-1 LLC (the “2017-1 Issuer”) and MMCF Warehouse, LLC (the "Credit Fund Warehouse"), each a Delaware limited liability company, were formed on April 5, 2016 and October 6, 2017 and November 26, 2018, respectively. Credit Fund Sub, the 2017-1 Issuer and the Credit Fund Warehouse are wholly owned subsidiaries of Credit Fund and are consolidated in Credit Fund’s consolidated financial statements commencing from the date of their respective formations. Credit Fund Sub, the 2017-1 Issuer and the Credit Fund Warehouse primarily invest in first lien loans of middle market companies. Credit Fund and its wholly owned subsidiaries follow the same Internal Risk Rating System as the Company.
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
Selected Financial Data
Since inception of Credit Fund and through December 31, 2018 and 2017, the Company and Credit Partners each made capital contributions of $1 and $1 in members’ equity, respectively, and $118,000 and $86,500 in subordinated loans, respectively, to Credit Fund. As of December 31, 2018 and 2017, Credit Fund had borrowings of $112,000 and $85,750, respectively, in mezzanine loans under a revolving credit facility with the Company (the “Credit Fund Facility”). As of December 31, 2018 and 2017, Credit Fund had total subordinated loans and members’ equity outstanding of $208,568 and $173,532, respectively. As of December 31, 2018 and 2017, the Company’s ownership interest in such subordinated loans and members’ equity was $110,295 and $86,766, respectively, and in such mezzanine loans was $112,000 and $85,750, respectively.
As of December 31, 2018 and 2017, Credit Fund held cash and cash equivalents totaling $55,699 and $19,502, respectively.
As of December 31, 2018 and 2017, Credit Fund had total investments at fair value of $1,173,508 and $984,773, respectively, which was comprised of first lien senior secured loans and second lien senior secured loans to 60 and 51 portfolio companies, respectively. As of December 31, 2018 and 2017, 1 and 0 loans, respectively, in Credit Fund’s portfolio were on non-accrual status. As of December 31, 2018 and 2017, 99.9% and 100% of investments in the portfolio were floating rate debt investments with an interest rate floor. As of December 31, 2018 and 2017, 0.1% and 0% of investments in the portfolio were fixed rate debt investments. As of December 31, 2018 and 2017 , 1 and 0 loans, respectively, in Credit Fund’s portfolio contained PIK provisions. The portfolio companies in Credit Fund are U.S. middle market companies in industries similar to those in which the Company may invest directly. Additionally, as of December 31, 2018 and 2017, Credit Fund had commitments to fund various undrawn revolving and delayed draw senior secured loans to its portfolio companies totaling $91,446 and $72,458, respectively.
Below is a summary of Credit Fund’s portfolio, followed by a listing of the loans in Credit Fund’s portfolio as of December 31, 2018 and 2017:

	As of December 31, 2018	As of December 31, 2017
Senior secured loans (1)	$1,207,913	$993,380
Weighted average yields of senior secured loans based on amortized cost (2)	7.16%	6.80%
Weighted average yields of senior secured loans based on fair value (2)	7.32%	6.79%
Number of portfolio companies in Credit Fund	60	51
Average amount per portfolio company (1)	$20,132	$19,478

(1)	At par/principal amount.

(2)
Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of December 31, 2018 and 2017. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.

Consolidated Schedule of Investments as of December 31, 2018
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
First Lien Debt (99.91% of fair value)
Achilles Acquisition, LLC	+\	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.00%	6.56%	10/11/2025	$18,000	$17,906	$17,716
Acrisure, LLC	+	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.25%	6.77%	11/22/2023	20,886	20,843	19,981
Acrisure, LLC	+\	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 3.75%	6.27%	11/22/2023	11,940	11,928	11,333
Advanced Instruments, LLC	^+*	(2) (3) (8)	Healthcare & Pharmaceuticals	L + 5.25%	7.63%	10/31/2022	11,791	11,695	11,690
Ahead, LLC	^+	(2) (3) (8)	High Tech Industries	L + 4.25%	6.87%	6/29/2023	20,059	19,959	19,856
Alpha Packaging Holdings, Inc.	+*	(2) (3)	Containers, Packaging & Glass	L + 4.25%	7.05%	5/12/2020	16,860	16,830	16,813
AM Conservation Holding Corporation	+*	(2) (3)	Energy: Electricity	L + 4.50%	7.30%	10/31/2022	38,310	38,079	38,027
AQA Acquisition Holding, Inc.	^+*	(2) (3) (8)	High Tech Industries	L + 4.25%	7.05%	5/24/2023	19,148	19,111	18,978
Avalign Technologies, Inc.	+\	(2) (3)	Healthcare & Pharmaceuticals	L + 4.50%	7.00%	12/22/2025	13,000	12,874	12,848
Big Ass Fans, LLC	+*\	(2) (3)	Capital Equipment	L + 3.75%	6.55%	5/21/2024	14,052	13,973	13,840
Borchers, Inc.	^+*	(2) (3) (8)	Chemicals, Plastics & Rubber	L + 4.50%	7.30%	11/1/2024	15,589	15,533	15,545
Brooks Equipment Company, LLC	+*	(2) (3)	Construction & Building	L + 5.00%	7.71%	8/29/2020	5,948	5,940	5,935
Clearent Newco, LLC	^+	(2) (3) (8)	High Tech Industries	L + 4.00%	6.52%	3/20/2024	23,093	22,702	22,819
DBI Holding, LLC	+*	(2) (3) (9)	Transportation: Cargo	L + 5.25%	7.76%	8/1/2021	34,494	34,276	25,400
DBI Holding, LLC	^		Transportation: Cargo	15% (100% PIK)	7.76%	2/1/2020	1,119	1,119	1,119
DecoPac, Inc.	^+*	(2) (3) (8)	Non-durable Consumer Goods	L + 4.25%	7.05%	9/29/2024	12,696	12,571	12,619
Dent Wizard International Corporation	+	(2) (3)	Automotive	L + 4.00%	6.51%	4/7/2020	24,256	24,183	24,110
DTI Holdco, Inc.	+*\	(2) (3)	High Tech Industries	L + 4.75%	7.28%	9/30/2023	19,081	18,941	17,793
EIP Merger Sub, LLC (Evolve IP)	+*	(2) (3) (4)	Telecommunications	L + 5.75%	8.27%	6/7/2022	22,358	21,923	21,788
EIP Merger Sub, LLC (Evolve IP)	*	(2) (3) (7)	Telecommunications	L + 5.75%	8.27%	6/7/2022	1,500	1,469	1,462
Eliassen Group, LLC	+	(2) (3)	Business Services	L + 4.50%	7.00%	11/5/2024	6,250	6,226	6,202
Exactech, Inc.	+\	(2) (3)	Healthcare & Pharmaceuticals	L + 3.75%	6.27%	2/14/2025	12,903	12,849	12,741
Executive Consulting Group, LLC, Inc.	^+	(2) (3) (8)	Business Services	L + 4.50%	7.30%	6/20/2024	15,318	15,168	15,132
Golden West Packaging Group LLC	+*	(2) (3)	Containers, Packaging & Glass	L + 5.25%	7.77%	6/20/2023	30,180	29,978	29,760
HMT Holding Inc.	^+*	(2) (3) (8)	Energy: Oil & Gas	L + 4.50%	7.02%	11/17/2023	33,490	32,902	33,172
J.S. Held, LLC	+*	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.50%	7.30%	9/25/2024	20,309	20,137	19,998
Jensen Hughes, Inc.	^+*	(2) (3) (8)	Utilities: Electric	L + 4.50%	7.30%	3/22/2024	27,978	27,896	27,382
Kestra Financial, Inc.	+*	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.25%	6.76%	6/24/2022	21,744	21,547	21,690
MAG DS Corp.	^+	(2) (3) (8)	Aerospace & Defense	L + 4.75%	7.27%	6/6/2025	22,885	22,679	22,665
Maravai Intermediate Holdings, LLC	+\	(2)	Healthcare & Pharmaceuticals	L + 4.25%	6.81%	8/2/2025	29,925	29,640	29,578
First Lien Debt (99.91% of fair value)

Consolidated Schedule of Investments as of December 31, 2018
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
Mold-Rite Plastics, LLC	+	(2) (3)	Chemicals, Plastics & Rubber	L + 4.50%	7.30%	12/14/2021	$14,850	$14,793	$14,762
MSHC, Inc.	^+*	(2) (3) (8)	Construction & Building	L + 4.25%	6.89%	7/31/2023	23,579	23,514	23,088
Newport Group Holdings II, Inc.	+\	(2)	Banking, Finance, Insurance & Real Estate	L + 3.75%	6.54%	9/13/2025	17,790	17,666	17,564
North American Dental Management, LLC	^+*	(2) (3) (8)	Healthcare & Pharmaceuticals	L + 5.25%	8.04%	7/7/2023	37,781	37,329	37,093
North Haven CA Holdings, Inc.	^+*	(2) (3) (8)	Business Services	L + 4.50%	7.02%	10/2/2023	35,139	34,789	34,401
Odyssey Logistics & Technology Corporation	+*\	(2) (3)	Transportation: Cargo	L + 4.00%	6.52%	10/12/2024	39,680	39,496	39,149
Output Services Group	^+\	(2) (3) (8)	Media: Advertising, Printing & Publishing	L + 4.25%	6.77%	3/27/2024	17,400	17,338	16,663
PAI Holdco, Inc.	+*	(2) (3)	Automotive	L + 4.25%	7.05%	1/5/2025	19,727	19,637	19,459
Park Place Technologies, Inc.	+\	(2) (3)	High Tech Industries	L + 4.00%	6.52%	3/29/2025	15,922	15,856	15,639
Pasternack Enterprises, Inc.	+	(2) (3)	Capital Equipment	L + 4.00%	6.52%	7/2/2025	20,076	20,076	19,745
Pharmalogic Holdings Corp.	^+	(2) (3) (8)	Healthcare & Pharmaceuticals	L + 4.00%	6.52%	6/11/2023	7,017	6,995	6,949
Ping Identity Corporation	+\	(2) (3)	High Tech Industries	L + 3.75%	6.27%	1/25/2025	4,975	4,956	4,915
Premier Senior Marketing, LLC	*	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.25%	6.75%	11/30/2025	4,953	4,953	4,875
Premise Health Holding Corp.	^+\	(2) (3) (8)	Healthcare & Pharmaceuticals	L + 3.75%	6.55%	7/10/2025	13,862	13,805	13,717
Propel Insurance Agency, LLC	^+	(2) (3) (8)	Banking, Finance, Insurance & Real Estate	L + 4.25%	6.75%	6/1/2024	21,088	20,535	20,628
PSI Services, LLC	^+*	(2) (3) (8)	Business Services	L + 5.00%	7.52%	1/20/2023	29,919	29,469	29,239
Q Holding Company	+*	(2) (3)	Automotive	L + 5.00%	7.52%	12/18/2021	17,099	17,058	16,969
QW Holding Corporation (Quala)	^+*	(2) (3) (8)	Environmental Industries	L + 6.75%	9.22%	8/31/2022	9,704	9,338	9,489
RevSpring, Inc.	+*\	(2) (3)	Media: Advertising, Printing & Publishing	L + 4.25%	7.05%	10/11/2025	20,000	19,953	19,680
Situs Group Holdings Corporation	+	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.50%	7.02%	2/26/2023	8,915	8,892	8,887
Surgical Information Systems, LLC	+*	(2) (3) (7)	High Tech Industries	L + 4.85%	7.37%	4/24/2023	27,708	27,494	27,171
Systems Maintenance Services Holding, Inc.	+*	(2) (3)	High Tech Industries	L + 5.00%	7.52%	10/28/2023	24,010	23,907	17,842
T2 Systems Canada, Inc.	+	(2) (3)	Transportation: Consumer	L + 6.75%	9.34%	9/28/2022	2,646	2,598	2,630
T2 Systems, Inc.	^+*	(2) (3) (8)	Transportation: Consumer	L + 6.75%	9.34%	9/28/2022	15,775	15,484	15,677
The Original Cakerie, Co. (Canada)	+*	(2) (3)	Beverage, Food & Tobacco	L + 5.00%	7.50%	7/20/2022	9,019	8,968	8,932
The Original Cakerie, Ltd. (Canada)	+	(2) (3) (8)	Beverage, Food & Tobacco	L + 4.50%	7.02%	7/20/2022	6,957	6,917	6,883
ThoughtWorks, Inc.	+*\	(2) (3)	Business Services	L + 4.00%	6.52%	10/12/2024	11,944	11,909	11,770
U.S. Acute Care Solutions, LLC	+*	(2) (3)	Healthcare & Pharmaceuticals	L + 5.00%	7.52%	5/15/2021	31,705	31,540	31,395

Consolidated Schedule of Investments as of December 31, 2018
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
First Lien Debt (99.91% of fair value)
U.S. TelePacific Holdings Corp.	+*\	(2) (3)	Telecommunications	L + 5.00%	7.80%	5/2/2023	$26,660	$26,459	$24,768
Upstream Intermediate, LLC	^+	(2) (3) (8)	Healthcare & Pharmaceuticals	L + 4.25%	6.77%	1/3/2024	17,939	17,863	17,677
Valet Waste Holdings, Inc.	+\	(2) (3)	Construction & Building	L + 4.00%	6.52%	9/28/2025	11,970	11,947	11,902
Valicor Environmental Services, LLC	^+*	(2) (3) (8)	Environmental Industries	L + 4.75%	7.27%	6/1/2023	33,410	32,914	32,995
WIRB - Copernicus Group, Inc.	^+*	(2) (3) (8)	Healthcare & Pharmaceuticals	L + 4.25%	6.77%	8/15/2022	17,194	17,098	16,931
WRE Holding Corp.	^+*	(2) (3) (8)	Environmental Industries	L + 5.00%	7.52%	1/3/2023	7,238	7,162	6,993
Zywave, Inc.	^+*	(2) (3) (8)	High Tech Industries	L + 5.00%	7.52%	11/17/2022	18,050	17,914	17,991
First Lien Debt Total								$1,197,499	$1,172,460
Second Lien Debt (0.09% of fair value)
Zywave, Inc.	*	(2) (3)	High Tech Industries	L + 9.00%	11.65%	11/17/2023	$1,050	$1,038	$1,048
Second Lien Debt Total								$1,038	$1,048
Total Investments								$1,198,537	$1,173,508

^ Denotes that all or a portion of the assets are owned by Credit Fund. Credit Fund has entered into the Credit Fund Facility. The lenders of the Credit Fund Facility have a first lien security interest in substantially all of the assets of Credit Fund. Accordingly, such assets are not available to creditors of Credit Fund Sub, the 2017-1 Issuer or the Credit Fund Warehouse.
+ Denotes that all or a portion of the assets are owned by Credit Fund Sub. Credit Fund Sub has entered into a revolving credit facility (the “Credit Fund Sub Facility”). The lenders of the Credit Fund Sub Facility have a first lien security interest in substantially all of the assets of Credit Fund Sub. Accordingly, such assets are not available to creditors of Credit Fund, the 2017-1 Issuer or the Credit Fund Warehouse.
* Denotes that all or a portion of the assets are owned by the 2017-1 Issuer and secure the notes issued in connection with a $399,900 term debt securitization completed by Credit Fund on December 19, 2017 (the “2017-1 Debt Securitization”). Accordingly, such assets are not available to creditors of Credit Fund, Credit Fund Sub or the Credit Fund Warehouse.
\ Denotes that all or a portion of the assets are owned by the Credit Fund Warehouse. Credit Fund Warehouse has entered into a revolving credit facility (the “Credit Fund Warehouse Facility”). The lenders of the Credit Fund Warehouse Facility have a first lien security interest in substantially all of the assets of the Credit Fund Warehouse. Accordingly, such assets are not available to creditors of Credit Fund, Credit Fund Sub or the 2017-1 Issuer.

(1)
Unless otherwise indicated, issuers of investments held by Credit Fund are domiciled in the United States. As of December 31, 2018, the geographical composition of investments as a percentage of fair value was 1.35% in Canada and 98.65% in the United States. Certain portfolio company investments are subject to contractual restrictions on sales.

(2)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, Credit Fund has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2018. As of December 31, 2018, the reference rates for Credit Fund's variable rate loans were the 30-day LIBOR at 2.50%, the 90-day LIBOR at 2.81% and the 180-day LIBOR at 2.88%.

(3)	Loan includes interest rate floor feature, which is generally 1.00%.

(4)
Credit Fund Sub receives less than the stated interest rate of this loan as a result of an agreement among lenders. The interest rate reduction is 1.20% on EIP Merger Sub, LLC (Evolve IP). Pursuant to the agreement among lenders in respect of this loan, this investment represents a first lien/first out loan, which has first priority ahead of the first lien/last out loan with respect to principal, interest and other payments.

(5)
Amortized cost represents original cost, including origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion/amortization of discounts/premiums, as applicable, on debt investments using the effective interest method.

(6)
Fair value is determined in good faith by or under the direction of the board of managers of Credit Fund, pursuant to Credit Fund’s valuation policy, with the fair value of all investments determined using significant unobservable inputs, which is substantially similar to the valuation policy of the Company provided in Note 3, Fair Value Measurements, to the consolidated financial statements in Part II, Item 8 of this Form 10-K.

(7)
In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, Credit Fund is entitled to receive additional interest as a result of an agreement among lenders as follows: EIP Merger Sub, LLC (Evolve IP) (3.75%) and Surgical Information Systems, LLC (0.89%). Pursuant to the agreement among lenders in respect of these loans, these investments represent a first lien/last out loan, which has a secondary priority behind the first lien/first out loan with respect to principal, interest and other payments.

(8)	As of December 31, 2018, Credit Fund and Credit Fund Sub had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

First Lien Debt – unfunded delayed draw and revolving term loans commitments	Type	Unused Fee	Par/ Principal Amount	Fair Value
Advanced Instruments, LLC	Revolver	0.50%	$1,333	$(10)
Ahead, LLC	Revolver	0.50	4,688	(38)
AQA Acquisition Holding, Inc.	Revolver	0.50	2,459	(19)
Borchers, Inc.	Revolver	0.50	1,935	(5)
Clearent Newco, LLC	Delayed Draw	1.00	4,988	(46)
Clearent Newco, LLC	Revolver	0.50	1,760	(16)
DecoPac, Inc.	Revolver	0.50	2,143	(11)
Executive Consulting Group, LLC, Inc.	Revolver	0.50	2,368	(25)
HMT Holding Inc.	Revolver	0.50	6,173	(49)
Jensen Hughes, Inc.	Revolver	0.50	2,000	(39)
Jensen Hughes, Inc.	Delayed Draw	1.00	337	(7)
MAG DS Corp.	Revolver	0.50	2,022	(18)
MSHC, Inc.	Delayed Draw	0.32	9,852	(145)
North American Dental Management, LLC	Revolver	0.50	2,000	(35)
North Haven CA Holdings, Inc. (CoAdvantage)	Revolver	0.50	6,114	(109)
Output Services Group	Delayed Draw	4.25	2,518	(93)
Pharmalogic Holdings Corp.	Delayed Draw	1.00	2,947	(20)
Premise Health Holding Corp.	Delayed Draw	1.00	1,103	(11)
Propel Insurance Agency, LLC	Delayed Draw	0.50	7,143	(110)
Propel Insurance Agency, LLC	Revolver	0.50	1,667	(26)
PSI Services LLC	Revolver	0.50	754	(17)
QW Holding Corporation (Quala)	Revolver	0.50	5,498	(52)
T2 Systems, Inc.	Revolver	0.50	1,173	(7)
The Original Cakerie, Ltd. (Canada)	Revolver	0.50	1,132	(10)
Upstream Intermediate, LLC	Revolver	0.50	1,606	(22)
Valicor Environmental Services, LLC	Revolver	0.50	4,971	(54)
WIRB - Copernicus Group, Inc.	Delayed Draw	1.00	6,480	(69)
WIRB - Copernicus Group, Inc.	Revolver	0.50	1,000	(11)
WRE Holding Corp.	Delayed Draw	0.89	2,069	(51)
WRE Holding Corp.	Revolver	0.50	613	(15)
Zywave, Inc.	Revolver	0.50	600	(2)
Total unfunded commitments			$91,446	$(1,142)

(9)	Loan was on non-accrual status as of December 31, 2018.

Consolidated Schedule of Investments as of December 31, 2017
Investments (1)	Industry	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
First Lien Debt (99.39% of fair value)
Acrisure, LLC (2)(3)(4)(11)	Banking, Finance, Insurance & Real Estate	L + 4.25% (1.00% Floor)	11/22/2023	$21,097	$21,055	$21,291
Advanced Instruments, LLC (2)(3)(4)(7)(10)(11)(13)	Healthcare & Pharmaceuticals	L + 5.25% (1.00% Floor)	10/31/2022	11,910	11,793	11,910
Alpha Packaging Holdings, Inc. (2)(3)(4)(13)	Containers, Packaging & Glass	L + 4.25% (1.00% Floor)	5/12/2020	16,860	16,812	16,860
AM Conservation Holding Corporation (2)(3)(4)(13)	Energy: Electricity	L + 4.50% (1.00% Floor)	10/31/2022	38,700	38,433	38,553
AMS Finco, S.A.R.L. (Alexander Mann Solutions) (United Kingdom) (2)(3)(4)(11)(13)	Business Services	L + 5.50% (1.00% Floor)	5/26/2024	24,875	24,646	24,875
Anaren, Inc. (2)(3)(4)	Telecommunications	L + 4.50% (1.00% Floor)	2/18/2021	9,993	9,971	9,993
AQA Acquisition Holding, Inc. (2)(3)(4)(7)(10)(13)	High Tech Industries	L + 4.50% (1.00% Floor)	5/24/2023	27,403	27,288	27,403
Big Ass Fans, LLC (2)(3)(4)(13)	Capital Equipment	L + 4.25% (1.00% Floor)	5/21/2024	8,000	7,964	8,010
Borchers, Inc. (2)(3)(4)(7)(10)(13)	Chemicals, Plastics & Rubber	L + 4.50% (1.00% Floor)	11/1/2024	15,748	15,694	15,665
Brooks Equipment Company, LLC (2)(3)(4)(13)	Construction & Building	L + 5.00% (1.00% Floor)	8/29/2020	7,061	7,045	7,061
DBI Holding LLC (2)(3)(4)(11)(13)	Transportation: Cargo	L + 5.25% (1.00% Floor)	8/1/2021	19,800	19,659	19,833
DecoPac, Inc. (2)(3)(4)(7)(10)(13)	Non-durable Consumer Goods	L + 4.25% (1.00% Floor)	9/29/2024	13,414	13,270	13,415
Dent Wizard International Corporation (2)(3)(4)(11)	Automotive	L + 4.75% (1.00% Floor)	4/7/2020	24,502	24,382	24,475
DTI Holdco, Inc. (2)(3)(4)(11)(13)	High Tech Industries	L + 5.25% (1.00% Floor)	9/30/2023	19,750	19,575	19,663
EIP Merger Sub, LLC (Evolve IP) (2)(3)(4)(8)(11)(13)	Telecommunications	L + 6.25% (1.00% Floor)	6/7/2022	22,663	22,127	22,153
EIP Merger Sub, LLC (Evolve IP) (2)(3)(9)(11)(13)	Telecommunications	L + 6.25% (1.00% Floor)	6/7/2022	1,500	1,462	1,470
Empower Payments Acquisitions, Inc. (2)(3)(4)(13)	Media: Advertising, Printing & Publishing	L + 5.50% (1.00% Floor)	11/30/2023	17,325	17,018	17,325
FCX Holdings Corp. (2)(3)(4)(11)	Capital Equipment	L + 4.50% (1.00% Floor)	8/4/2020	18,491	18,438	18,512
Golden West Packaging Group LLC (2)(3)(4)(11)(13)	Containers, Packaging & Glass	L + 5.25% (1.00% Floor)	6/20/2023	20,895	20,709	20,895
HMT Holding Inc. (2)(3)(4)(7)(10)(13)	Energy: Oil & Gas	L + 4.50% (1.00% Floor)	11/17/2023	35,062	34,387	34,709
J.S. Held LLC (2)(3)(4)(7)(10)(13)	Banking, Finance, Insurance & Real Estate	L + 5.50% (1.00% Floor)	9/27/2023	18,204	18,018	18,144
Jensen Hughes, Inc. (2)(3)(4)(7)(10)(11)(13)	Utilities: Electric	L + 5.00% (1.00% Floor)	12/4/2021	20,963	20,784	20,963
Kestra Financial, Inc. (2)(3)(4)(13)	Banking, Finance, Insurance & Real Estate	L + 5.25% (1.00% Floor)	6/24/2022	17,206	17,009	17,203
Mold-Rite Plastics, LLC (2)(3)(4)(11)	Chemicals, Plastics & Rubber	L + 4.50% (1.00% Floor)	12/14/2021	15,000	14,946	14,993
MSHC, Inc. (2)(3)(4)(13)	Construction & Building	L + 4.25% (1.00% Floor)	7/31/2023	10,000	9,957	10,032
North American Dental Management, LLC (2)(3)(4)(7)(10)(11)(13)	Healthcare & Pharmaceuticals	L + 5.00% (1.00% Floor)	7/7/2023	23,978	23,157	23,577
North Haven CA Holdings, Inc. (CoAdvantage) (2)(3)(4)(7)(10)(13)	Business Services	L + 4.50% (1.00% Floor)	10/2/2023	31,565	31,237	31,436
Odyssey Logistics & Technology Corporation (2)(3)(4)(11)(13)	Transportation: Cargo	L + 4.25% (1.00% Floor)	10/12/2024	20,000	19,906	19,998
PAI Holdco, Inc. (Parts Authority) (2)(3)(4)(7)(10)(11)(13)	Automotive	L + 4.75% (1.00% Floor)	12/30/2022	16,564	16,459	16,515

Consolidated Schedule of Investments as of December 31, 2017
Investments (1)	Industry	Interest Rate(2)	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
First Lien Debt (99.39% of fair value)
Paradigm Acquisition Corp. (2)(3)(4)(13)	Business Services	L + 4.25% (1.00% Floor)	10/12/2024	$23,500	$23,445	$23,554
Pasternack Enterprises, Inc. (Infinite RF) (2)(3)(4)(11)	Capital Equipment	L + 5.00% (1.00% Floor)	5/27/2022	20,228	20,134	20,174
Premier Senior Marketing, LLC (2)(3)(4)(11)(13)	Banking, Finance, Insurance & Real Estate	L + 5.00% (1.00% Floor)	7/1/2022	11,675	11,606	11,628
PSI Services LLC (2)(3)(4)(7)(10)(11)(13)	Business Services	L + 5.00% (1.00% Floor)	1/20/2023	30,676	30,171	30,082
Q Holding Company (2)(3)(4)(13)	Automotive	L + 5.00% (1.00% Floor)	12/18/2021	17,277	17,227	17,277
QW Holding Corporation (Quala) (2)(3)(4)(7)(10)(11)(13)	Environmental Industries	L + 6.75% (1.00% Floor)	8/31/2022	11,453	10,879	10,933
Radiology Partners, Inc. (2)(3)(4)(7)(10)(12)	Healthcare & Pharmaceuticals	L + 5.75% (1.00% Floor)	12/4/2023	25,793	25,494	25,642
Restaurant Technologies, Inc. (2)(3)(4)(11)(13)	Retail	L + 4.75% (1.00% Floor)	11/23/2022	17,369	17,241	17,219
Sovos Brands Intermediate, Inc. (2)(3)(4)(7)(10)(13)	Beverage, Food & Tobacco	L + 4.50% (1.00% Floor)	7/18/2024	21,568	21,419	21,633
Superion (fka Ramundsen Public Sector, LLC) (2)(3)(4)(13)	Sovereign & Public Finance	L + 4.25% (1.00% Floor)	2/1/2024	3,970	3,955	4,000
Surgical Information Systems, LLC (2)(3)(4)(9)(11)(13)	High Tech Industries	L + 5.00% (1.00% Floor)	4/24/2023	30,000	29,728	30,075
Systems Maintenance Services Holding, Inc. (2)(3)(4)(11)(13)	High Tech Industries	L + 5.00% (1.00% Floor)	10/28/2023	24,255	24,126	20,617
T2 Systems Canada, Inc. (2)(3)(4)	Transportation: Consumer	L + 6.75% (1.00% Floor)	9/28/2022	2,673	2,617	2,634
T2 Systems, Inc. (2)(3)(4)(7)(10)(13)	Transportation: Consumer	L + 6.75% (1.00% Floor)	9/28/2022	15,929	15,577	15,679
Teaching Strategies, LLC (2)(3)(4)(7)(10)(11)(13)	Media: Advertising, Printing & Publishing	L + 4.75% (1.00% Floor)	2/27/2023	17,964	17,803	17,952
The Original Cakerie, Ltd. (Canada) (2)(3)(4)(7)(10)(11)	Beverage, Food & Tobacco	L + 5.00% (1.00% Floor)	7/20/2021	6,939	6,879	6,922
The Original Cakerie, Co. (Canada) (2)(3)(11)(13)	Beverage, Food & Tobacco	L + 5.50% (1.00% Floor)	7/20/2021	3,585	3,572	3,579
ThoughtWorks, Inc. (2)(3)(11)(13)	Business Services	L + 4.50% (1.00% Floor)	10/12/2024	8,000	7,980	8,032
U.S. Acute Care Solutions, LLC (2)(3)(4)(13)	Healthcare & Pharmaceuticals	L + 5.00% (1.00% Floor)	5/15/2021	32,030	31,808	31,537
U.S. TelePacific Holdings Corp. (2)(3)(4)(13)	Telecommunications	L + 5.00% (1.00% Floor)	5/2/2023	29,850	29,566	28,581
Valicor Environmental Services, LLC (2)(3)(4)(7)(10)(11)(13)	Environmental Industries	L + 5.00% (1.00% Floor)	6/1/2023	27,047	26,576	26,984
WIRB - Copernicus Group, Inc. (2)(3)(4)(13)	Healthcare & Pharmaceuticals	L + 5.00% (1.00% Floor)	8/12/2022	14,838	14,780	14,838
WRE Holding Corp. (2)(3)(4)(7)(10)(11)(13)	Environmental Industries	L + 4.75% (1.00% Floor)	1/3/2023	5,367	5,283	5,279
Zest Holdings, LLC (2)(3)(4)(11)	Durable Consumer Goods	L + 4.25% (1.00% Floor)	8/16/2023	19,152	19,107	19,272
Zywave, Inc. (2)(3)(4)(7)(10)(13)	High Tech Industries	L + 5.00% (1.00% Floor)	11/17/2022	17,663	17,508	17,663
First Lien Debt Total					$977,682	$978,718
Second Lien Debt (0.61% of fair value)
Paradigm Acquisition Corp. (2)(3)(12)(13)	Business Services	L + 8.50% (1.00% Floor)	10/12/2025	4,800	4,753	4,792
Superion, LLC (fka Ramundsen Public Sector, LLC) (2)(3)(13)	Sovereign & Public Finance	L + 8.50% (1.00% Floor)	2/1/2025	200	198	202
Zywave, Inc. (2)(3)(13)	High Tech Industries	L + 9.00% (1.00% Floor)	11/17/2023	1,050	1,036	1,061
Second Lien Debt Total					$5,987	$6,055
Total Investments					$983,669	$984,773

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

(10)	As of December 31, 2017, Credit Fund had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

First Lien Debt – unfunded delayed draw and revolving term loans commitments	Type	Unused Fee	Par/ Principal Amount	Fair Value
Advanced Instruments, LLC	Revolver	0.50%	$1,333	$—
AQA Acquisition Holding, Inc.	Revolver	0.50	2,459	—
Borchers, Inc.	Revolver	0.50	1,935	(9)
DecoPac, Inc.	Revolver	0.50	1,457	—
HMT Holding Inc.	Revolver	0.50	4,938	(43)
Jensen Hughes, Inc.	Delayed Draw	1.00	1,180	—
Jensen Hughes, Inc.	Revolver	0.50	2,000	—
J.S. Held LLC	Delayed Draw	1.00	2,253	(7)
North American Dental Management, LLC	Delayed Draw	1.00	13,354	(134)
North American Dental Management, LLC	Revolver	0.50	2,727	(27)
North Haven CA Holdings, Inc. (CoAdvantage)	Revolver	0.50	3,362	(12)
PAI Holdco, Inc. (Parts Authority)	Delayed Draw	1.00	3,286	(8)
PSI Services LLC	Revolver	0.50	302	(6)
QW Holding Corporation (Quala)	Delayed Draw	1.00	7,515	(171)
QW Holding Corporation (Quala)	Revolver	0.50	3,849	(88)
Radiology Partners, Inc.	Delayed Draw	1.00	2,483	(12)
Radiology Partners, Inc.	Revolver	0.50	1,725	(9)
Sovos Brands Intermediate, Inc.	Revolver	0.50	3,378	9
T2 Systems, Inc.	Revolver	0.50	1,173	(17)
Teaching Strategies, LLC	Revolver	0.50	1,900	(1)
The Original Cakerie, Ltd. (Canada)	Revolver	0.50	1,665	(3)
Valicor Environmental Services, LLC	Revolver	0.50	2,838	(6)
WRE Holding Corp.	Delayed Draw	1.04	3,435	(32)
WRE Holding Corp.	Revolver	0.50	748	(7)
Zywave, Inc.	Revolver	0.50	1,163	—
Total unfunded commitments			$72,458	$(583)

(11)	As of December 31, 2017, this LIBOR loan was indexed to the 30-day LIBOR rate at 1.56%.

(12)	As of December 31, 2017, this LIBOR loan was indexed to the 180-day LIBOR rate at 1.84%.

(13)
Denotes that all or a portion of the assets are owned by the 2017-1 Issuer and secure the notes issued in connection with the 2017-1 Debt Securitization. Accordingly, such assets are not available to creditors of Credit Fund or Credit Fund Sub.

Below is certain summarized consolidated financial information for Credit Fund as of December 31, 2018 and 2017, respectively. Credit Fund commenced operations in May 2016.

	December 31, 2018	December 31, 2017

Selected Consolidated Balance Sheet Information
ASSETS
Investments, at fair value (amortized cost of $1,198,537 and $983,669, respectively)	$1,173,508	$984,773
Cash and other assets	62,547	26,442
Total assets	$1,236,055	$1,011,215
LIABILITIES AND MEMBERS’ EQUITY
Secured borrowings	$572,178	$377,686
Notes payable, net of unamortized debt issuance costs of $1,849 and $2,051, respectively	309,114	348,939
Mezzanine loans	112,000	85,750
Other liabilities	34,195	25,308
Subordinated loans and members’ equity	208,568	173,532
Liabilities and members’ equity	$1,236,055	$1,011,215

	For the years ended
	December 31, 2018	December 31, 2017
Selected Consolidated Statement of Operations Information:
Total investment income	$82,560	$49,504
Expenses
Interest and credit facility expenses	49,498	29,191
Other expenses	4,426	3,493
Total expenses	53,924	32,684
Net investment income (loss)	28,636	16,820
Net realized gain (loss) on investments	33	17
Net change in unrealized appreciation (depreciation) on investments	(26,133)	(3,453)
Net increase (decrease) resulting from operations	$2,536	$13,384
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
During the years ended December 31, 2018 and 2017, there were mezzanine loan borrowings of $120,150 and $135,960, respectively, and repayments of $93,900 and $112,594, respectively, under the Credit Fund Facility. As of December 31, 2018 and 2017, there were $112,000 and $85,750 in mezzanine loans outstanding.
As of December 31, 2018 and 2017, Credit Fund was in compliance with all covenants and other requirements of the Credit Fund Facility.
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
During the years ended December 31, 2018 and 2017, there were secured borrowings of $239,235 and $466,605, respectively, and repayments of $145,787 and $337,459, respectively, under the Credit Fund Sub Facility. As of December 31, 2018 and 2017, there was $471,134 and $377,686 in secured borrowings outstanding, respectively.
As of December 31, 2018 and 2017, Credit Fund Sub was in compliance with all covenants and other requirements of the Credit Fund Sub Facility.
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
As of December 31, 2018 and 2017, the 2017-1 Issuer was in compliance with all covenants and other requirements of the indenture.
Credit Fund Warehouse Facility
On November 26, 2018, Credit Fund closed on the Credit Fund Warehouse Facility with lenders. The Credit Fund Warehouse Facility provides for secured borrowings during the applicable revolving period up to an amount equal to $150,000. The Credit Fund Warehouse Facility is secured by a first lien security interest in substantially all of the portfolio investments held by the Credit Fund Warehouse. The maturity date of the Credit Fund Warehouse Facility is November 26, 2019. Amounts borrowed under the Credit Fund Warehouse Facility bear interest at a rate of LIBOR plus 1.05%.
During the year ended December 31, 2018, there were secured borrowings of $101,044 under the Credit Fund Warehouse Facility. As of December 31, 2018, there was $101,044 in secured borrowings outstanding.
As of December 31, 2018, Credit Fund Warehouse was in compliance with all covenants and other requirements of the Credit Fund Warehouse Facility.
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
On June 26, 2015, we completed the 2015-1 Debt Securitization. The 2015-1 Notes were issued by Carlyle Direct Lending CLO 2015-1R LLC (formerly known as Carlyle GMS Finance MM CLO 2015-1 LLC) (the “2015-1 Issuer”), a wholly owned and consolidated subsidiary of us. On August 30, 2018, the 2015-1 Issuer refinanced the 2015-1 Debt Securitization (the “2015-1 Debt Securitization Refinancing”) by redeeming in full the 2015-1 Notes and issuing new notes (the “2015-1R Notes”). The 2015-1R Notes are secured by a diversified portfolio of the 2015-1 Issuer consisting primarily of first and second lien senior secured loans. On the closing date of the 2015-1 Debt Securitization Refinancing, the 2015-1 Issuer, among other things, (a) refinanced the issued Class A-1A Notes by redeeming in full the Class A-1A Notes and issuing new AAA Class A-1-1-R Notes in an aggregate principal amount of $234,800 which bear interest at the three-month LIBOR plus 1.55%; (b) refinanced the issued Class A-1B Notes by redeeming in full the Class A-1B Notes and issuing new AAA Class A-1-2-R Notes in an aggregate principal amount of $50,000 which bear interest at the three-month LIBOR plus 1.48% for the first 24 months and the three-month LIBOR plus 1.78% thereafter; (c) refinanced the issued Class A-1C Notes by redeeming in full the Class A-1C Notes and issuing new AAA Class A-1-3-R Notes in an aggregate principal amount of $25,000 which bear interest at 4.56%; (d) refinanced the issued Class A-2 Notes by redeeming in full the Class A-2 Notes and issuing new Class A-2-R Notes in an aggregate principal amount of $66,000 which bear interest at the three-month LIBOR plus 2.20%; (e) issued new single-A Class B Notes and BBB- Class C Notes in aggregate principal amounts of $46,400 and $27,000, respectively, which bear interest at the three-month LIBOR plus 3.15% and the three-month LIBOR plus 4.00%, respectively; (f) reduced the 2015-1 Issuer Preferred Interests by approximately $21,375 from a nominal value of $125,900 to approximately $104,525 at close; and (g) extended the reinvestment period end date and maturity date applicable to the 2015-1 Issuer to October 15, 2023 and October 15, 2031, respectively. In connection with the contribution, we have made customary representations, warranties and covenants to the 2015-1 Issuer. The Class A-1-1-R, Class A-1-2-R, Class A-1-3-R, Class A-2-R, Class B and Class C Notes are included in the consolidated financial statements included in Part II, Item 8 of this Form 10-K. The 2015-1 Issuer Preferred Interests were eliminated in consolidation. For more information on the 2015-1R Notes, see Note 7 to the consolidated financial statements in Part II, Item 8 of this Form 10-K.

As of December 31, 2018 and 2017, we had $87,186 and $32,039, respectively, in cash and cash equivalents. The Facilities consisted of the following as of December 31, 2018 and 2017:

	December 31, 2018
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
SPV Credit Facility	$400,000	$224,135	$175,865	$2,547
Credit Facility	413,000	290,500	122,500	122,500
Total	$813,000	$514,635	$298,365	$125,047

	December 31, 2017
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
SPV Credit Facility	$400,000	$287,393	$112,607	$27,147
Credit Facility	413,000	275,500	137,500	137,500
Total	$813,000	$562,893	$250,107	$164,647

(1)	The unused portion is the amount upon which commitment fees are based.

(2)	Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
The following were the carrying values (before debt issuance costs) and fair values of the Company's 2015-1R Notes and 2015-1 Notes disclosed but not carried at fair value as of December 31, 2018 and 2017:

	December 31, 2018			December 31, 2017
2015-1R Notes (1)	Carrying Value	Fair Value	2015-1 Notes (1)	Carrying Value	Fair Value
Aaa/AAA Class A-1-1-R Notes	$234,800	$229,632	Aaa/AAA Class A-1A Notes	$160,000	$160,064
Aaa/AAA Class A-1-2-R Notes	50,000	49,442	Aaa/AAA Class A-1B Notes	40,000	40,020
Aaa/AAA Class A-1-3-R Notes	25,000	24,990	Aaa/AAA Class A-1C Notes	27,000	27,014
AA Class A-2-R Notes	66,000	66,000	Aa2 Class A-2 Notes	46,000	46,027
A Class B Notes	46,400	44,242
BBB- Class C Notes	27,000	24,809
Total	$449,200	$439,115	Total	$273,000	$273,125
(1) On August 30, 2018, the 2015-1 Issuer refinanced the 2015-1 Notes by redeeming in full the 2015-1 Notes and issuing the new 2015-1R Notes. Refer to Note 7 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for details.

As of December 31, 2018 and 2017, we had a combined $963,835 and $835,893, respectively, of outstanding consolidated indebtedness under our Facilities and notes. Our annualized interest cost as of December 31, 2018 and 2017, was 4.55% and 3.52%, excluding fees (such as fees on undrawn amounts and amortization of upfront fees).

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
Shares issued and outstanding as of December 31, 2018 and 2017 were 62,230,251 and 62,207,603, respectively.

The following table summarizes activity in the number of shares of our common stock outstanding during the years ended December 31, 2018, 2017 and 2016:

	For the years ended December 31,
	2018	2017	2016
Shares outstanding, beginning of year	62,207,603	41,702,318	31,524,083
Common stock issued	—	20,146,561	10,162,898
Reinvestment of dividends	361,056	358,724	15,337
Repurchase of common stock	(338,408)	—	—
Shares outstanding, end of year	62,230,251	62,207,603	41,702,318
Contractual Obligations
A summary of our significant contractual payment obligations was as follows as of December 31, 2018 and 2017:

	SPV Credit Facility and Credit Facility		2015-1R Notes / 2015-1 Notes
Payment Due by Period	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Less than 1 Year	$—	$—	$—	$—
1-3 Years	—	—	—	—
3-5 Years	514,635	562,893	—	—
More than 5 Years	—	—	449,200	273,000
Total	$514,635	$562,893	$449,200	$273,000
As of December 31, 2018 and 2017, $224,135 and $287,393, respectively, of secured borrowings were outstanding under the SPV Credit Facility, $290,500 and $275,500, respectively, were outstanding under the Credit Facility. As of December 31, 2018 and 2017, $449,200 of 2015-1R Notes & $273,000 of 2015-1 Notes, respectively, were outstanding. For the years ended December 31, 2018, 2017 and 2016, we incurred $37,801, $24,510 and $16,462, respectively, of interest expense and $1,260, $1,117 and $1,253, respectively, of unused commitment fees.
OFF BALANCE SHEET ARRANGEMENTS
In the ordinary course of our business, we enter into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in these consolidated financial statements as of December 31, 2018 and 2017, in Part II, Item 8 of this Form 10-K, for any such exposure.
We have in the past and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments.
We had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Principal Amount as of
	December 31, 2018	December 31, 2017
Unfunded delayed draw commitments	$97,261	$78,991
Unfunded revolving term loan commitments	59,856	39,383
Total unfunded commitments	$157,117	$118,374
Pursuant to an undertaking by us in connection with the 2015-1 Debt Securitization, we agreed to hold on an ongoing basis the 2015-1 Issuer Preferred Interests with an aggregate dollar purchase price at least equal to 5% of the aggregate outstanding amount of all collateral obligations by the 2015-1 Issuer for so long as any securities of the 2015-1 Issuer remains outstanding. As of December 31, 2018 and 2017, we were in compliance with this undertaking.
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
The following table summarizes the Company’s dividends declared during the two most recent fiscal years and the current fiscal year to date:

Date Declared	Record Date	Payment Date	Per Share Amount
2016
March 10, 2016	March 14, 2016	April 22, 2016	$0.40
June 8, 2016	June 8, 2016	July 22, 2016	$0.40
September 28, 2016	September 28, 2016	October 24, 2016	$0.40
December 29, 2016	December 29, 2016	January 24, 2017	$0.41
December 29, 2016	December 29, 2016	January 24, 2017	$0.07	(1)
Total			$1.68
2017
March 20, 2017	March 20, 2017	April 24, 2017	$0.41
June 20, 2017	June 30, 2017	July 18, 2017	$0.37
August 7, 2017	September 29, 2017	October 18, 2017	$0.37
November 7, 2017	December 29, 2017	January 17, 2018	$0.37
December 13, 2017	December 29, 2017	January 17, 2018	$0.12	(1)
Total			$1.64
2018
February 26, 2018	March 29, 2018	April 17, 2018	$0.37
May 2, 2018	June 29, 2018	July 17, 2018	$0.37
August 6, 2018	September 28, 2018	October 17, 2018	$0.37
November 5, 2018	December 28, 2018	January 17, 2019	$0.37
December 12, 2018	December 28, 2018	January 17, 2019	$0.20	(1)
Total			$1.68

(1)	Represents a special dividend.
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
As of December 31, 2018 and 2017, the Company had total senior securities of $963,835 and $835,893, respectively, consisting of secured borrowings under the Facilities and the Notes Payable, and had asset coverage ratios of 210.31% and 234.86%, respectively. For a discussion of the principal risk factors associated with these senior securities, see Part I, Item 1A of this Form 10‑K.
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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of December 31, 2018 and 2017.
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
Investments in Credit Fund’s mezzanine loan are valued using collateral analysis with expected recovery rate of principal and interest. Investments in Credit Fund’s subordinated loan and member’s interest are valued using discounted cash flow analysis with expected discount rates, default rates and recovery rates of principal and interest.
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
The significant unobservable inputs used in the fair value measurement of the Company’s investments in the mezzanine loan of Credit Fund are recovery rates of principal and interest. Significant decreases in recovery rates would result in a significantly lower fair value measurement.
The significant unobservable inputs used in the fair value measurement of the Company’s investments in the subordinated loan and member’s interest of Credit Fund are discount rates, default rates and recovery rates. Significant increases in discount rates or default rates would result in a significantly lower fair value measurement. Significant decreases in recovery rates would result in a significantly lower fair value measurement.
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
Other Income
Other income may include income such as consent, waiver, amendment, unused, syndication and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive fees for guaranteeing the outstanding debt of a portfolio company. Such fees are amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in other assets in the Consolidated Statements of Assets and Liabilities included in Part II, Item 8 of this Form 10-K.
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
Effective September 15, 2017, the base management fee has been calculated and payable quarterly in arrears at an annual rate of 1.50% of the average value of the gross assets at the end of the two most recently completed fiscal quarters; provided, however, effective July 1, 2018, the base management fee has been calculated at an annual rate of 1.00% of the average value of the gross assets as of the end of the two most recently completed calendar quarters that exceeds the product of (A) 200% and (B) the average value of the Company’s net asset value at the end of the two most recently completed calendar quarters. The base management fee will be appropriately adjusted for any share issuances or repurchases during such fiscal quarter and the base management fees for any partial month or quarter will be pro-rated. The Company’s gross assets exclude any cash and cash equivalents and include assets acquired through the incurrence of debt from use of the SPV Credit Facility, Credit Facility, 2015-1R Notes and 2015-1 Notes (see Note 6, Borrowings, and Note 7, Notes Payable, to the consolidated financial statements in Part II, Item 8 of this Form 10-K). For purposes of this calculation, cash and cash equivalents include any temporary investments in cash-equivalents, U.S. government securities and other high quality investment grade debt investments that mature in 12 months or less from the date of investment.
Prior to September 15, 2017, under the Original Investment Advisory Agreement, the base management fee was calculated and payable quarterly in arrears at an annual rate of 1.50% of the average daily gross assets of the Company for the period adjusted for share issuances or repurchases. Prior to the IPO, the Investment Adviser waived its right to receive one-third (0.50%) of the 1.50% base management fee. Any waived base management fees are not subject to recoupment by the Investment Adviser. The fee waiver terminated when the IPO had been consummated. As previously disclosed, in connection with the IPO, the Investment Adviser agreed to continue the fee waiver until the completion of the first full quarter after the consummation of the IPO. As a result, beginning October 1, 2017, the base management fee has been calculated at an annual rate of 1.50% of the Company’s gross assets; provided, however, effective July 1, 2018, the base management fee has been calculated at an annual rate of 1.00% of the average value of the gross assets as of the end of the two most recently completed calendar quarters that exceeds the product of (A) 200% and (B) the average value of the Company’s net asset value at the end of the two most recently completed calendar quarters.
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
Effective September 15, 2017, pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, has been compared to a “hurdle rate” of 1.50% per quarter (6% annualized) or a “catch-up rate” of 1.82% per quarter (7.28% annualized), as applicable.

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
The initial term of the Administration Agreement was two years from April 3, 2013 and, unless terminated earlier, the Administration Agreement will renew automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (i) the vote of the Board of Directors or by a majority vote of the outstanding voting securities of the Company and (ii) the vote of a majority of the Company’s Independent Directors. On February 22, 2019, the Company’s Board of Directors, including a majority of the Independent Directors, approved the continuance of the Administration Agreement for a one year period. The Administration Agreement may not be assigned by a party without the consent of the other party and may be terminated by either party without penalty upon at least 60 days’ written notice to the other party.
Sub-Administration Agreements
On April 3, 2013, the Administrator entered into a sub-administration agreement with Carlyle Employee Co. (the “Carlyle Sub-Administration Agreement”). Pursuant to the Carlyle Sub-Administration Agreement, Carlyle Employee Co. provides the Administrator with access to personnel.
On April 3, 2013, the Administrator entered into a sub-administration agreement with State Street Bank and Trust Company (“State Street” and, such agreement, the “State Street Sub-Administration Agreement” and, together with the Carlyle Sub-Administration Agreement, the “Sub-Administration Agreements”). On March 11, 2015, the Company’s Board of Directors, including a majority of the Independent Directors, approved an amendment to the State Street Sub-Administration Agreement. The initial term of the State Street Sub-Administration Agreement ends on April 1, 2017 and, unless terminated earlier, the State Street Sub-Administration Agreement will renew automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (i) the vote of the Board of Directors or by the vote of a majority of the outstanding voting securities of the Company and (ii) the vote of a majority of the Company’s Independent Directors. On February 22, 2019, the Company’s Board of Directors, including a majority of the Independent Directors, approved the continuance of the State Street Sub-Administration Agreement for a one year period. The State Street Sub-Administration Agreement may be terminated upon at least 60 days’ written notice and without penalty by the vote of a majority of the outstanding securities of the Company, or by the vote of the Board of Directors or by either party to the State Street Sub-Administration Agreement.
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
Interest Rate Risk
As of December 31, 2018, on a fair value basis, approximately 1% of our debt investments bear interest at a fixed rate and approximately 99% of our debt investments bear interest at a floating rate, which primarily are subject to interest rate floors. Interest rates on the investments held within our portfolio of investments are typically based on floating LIBOR, with many of these investments also having a LIBOR floor. Additionally, our Facilities are also subject to floating interest rates and are currently paid based on floating LIBOR rates.
Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our income in the future.
The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. Interest income is calculated as revenue from interest generated from our settled portfolio of debt investments held as of December 31, 2018 and 2017, excluding structured finance obligations and our investment in Credit Fund. These hypothetical calculations are based on a model of the settled debt investments in our portfolio, excluding structured finance obligations and our investment in Credit Fund, held as of December 31, 2018 and 2017, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. Interest expense is calculated based on outstanding secured borrowings and notes payable as of December 31, 2018 and 2017 and based on the terms of our Facilities and notes payable. Interest expense on our Facilities and notes payable is calculated using the stated interest rate as of December 31, 2018 and 2017, adjusted for the hypothetical changes in rates, as shown below. We intend to continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may impact significantly our net interest income.

We regularly measure exposure to interest rate risk. We assess interest rate risk and manage interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.
Based on our Consolidated Statements of Assets and Liabilities as of December 31, 2018 and 2017, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled debt investments (considering interest rate floors for variable rate instruments), excluding our investment in Credit Fund, and outstanding secured borrowings and notes payable assuming no changes in our investment and borrowing structure:

	As of December 31, 2018			As of December 31, 2017
Basis Point Change	Interest Income	Interest Expense	Net Investment Income	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$52,554	$(28,165)	$24,389	$52,780	$(24,325)	$28,455
Up 200 basis points	$35,036	$(18,777)	$16,259	$35,187	$(16,217)	$18,970
Up 100 basis points	$17,518	$(9,388)	$8,130	$17,593	$(8,108)	$9,485
Down 100 basis points	$(17,477)	$9,388	$(8,089)	$(9,663)	$8,108	$(1,555)
Down 200 basis points	$(28,103)	$18,777	$(9,326)	$(9,850)	$13,380	$3,530
Down 300 basis points	$(28,741)	$22,953	$(5,788)	$(10,038)	$13,380	$3,342

Item 8. Financial Statements and Supplementary Data
TCG BDC, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
TCG BDC, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities of TCG BDC, Inc. (the “Company”), including the consolidated schedules of investments, as of December 31, 2018 and 2017, and the related consolidated statements of operations, cash flows and changes in net assets for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2019 expressed an unqualified opinion thereon.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2018 and 2017 by correspondence with the custodian and debt agents.
Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2012.

New York, NY
February 26, 2019

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
TCG BDC, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the TCG BDC, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). In our opinion, TCG BDC, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated statements of assets and liabilities of the Company, including the consolidated schedules of investments, as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated February 26, 2019 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

New York, NY
February 26, 2019

TCG BDC, INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollar amounts in thousands, except per share data)

	December 31, 2018	December 31, 2017
ASSETS
Investments, at fair value
Investments—non-controlled/non-affiliated, at fair value (amortized cost of $1,799,751 and $1,782,488, respectively)	$1,731,319	$1,779,584
Investments—non-controlled/affiliated, at fair value (amortized cost of $13,839 and $16,273, respectively)	18,543	15,431
Investments—controlled/affiliated, at fair value (amortized cost of $230,001 and $172,251, respectively)	222,295	172,516
Total investments, at fair value (amortized cost of $2,043,591 and $1,971,012, respectively)	1,972,157	1,967,531
Cash and cash equivalents	87,186	32,039
Receivable for investment sold	8,060	7,022
Deferred financing costs	3,950	3,626
Interest receivable from non-controlled/non-affiliated investments	5,853	5,066
Interest receivable from non-controlled/affiliated investments	3	42
Interest and dividend receivable from controlled/affiliated investments	7,405	5,981
Prepaid expenses and other assets	129	76
Total assets	$2,084,743	$2,021,383
LIABILITIES
Secured borrowings (Note 6)	$514,635	$562,893
Notes payable, net of unamortized debt issuance costs of $3,157 and $1,947, respectively (Note 7)	446,043	271,053
Payable for investments purchased	1,870	9,469
Due to Investment Adviser	236	69
Interest and credit facility fees payable (Notes 6 and 7)	7,500	5,353
Dividend payable (Note 9)	35,497	30,481
Base management and incentive fees payable (Note 4)	13,834	13,098
Administrative service fees payable (Note 4)	94	95
Other accrued expenses and liabilities	1,816	1,568
Total liabilities	1,021,525	894,079
Commitments and contingencies (Notes 8 and 11)
NET ASSETS
Common stock, $0.01 par value; 200,000,000 shares authorized; 62,230,251 shares and 62,207,603 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	622	622
Paid-in capital in excess of par value	1,174,334	1,172,807
Offering costs	(1,633)	(1,618)
Total distributable earnings (loss)	(110,105)	(44,507)
Total net assets	$1,063,218	$1,127,304
NET ASSETS PER SHARE	$17.09	$18.12

The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollar amounts in thousands, except per share data)

	For the years ended December 31,
	2018	2017	2016
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$168,222	$133,807	$101,196
Other income	9,134	10,526	6,635
Total investment income from non-controlled/non-affiliated investments	177,356	144,333	107,831
From non-controlled/affiliated investments:
Interest income	1,680	1,215	—
Total investment income from non-controlled/affiliated investments	1,680	1,215	—
From controlled/affiliated investments:
Interest income	13,240	10,753	1,465
Dividend income	15,250	8,700	1,675
Total investment income from controlled/affiliated investments	28,490	19,453	3,140
Total investment income	207,526	165,001	110,971
Expenses:
Base management fees (Note 4)	29,626	25,254	18,539
Incentive fees (Note 4)	23,002	21,084	14,905
Professional fees	3,404	2,895	2,103
Administrative service fees (Note 4)	701	661	703
Interest expense (Notes 6 and 7)	37,801	24,510	16,462
Credit facility fees (Note 6)	2,295	1,983	2,573
Directors’ fees and expenses	370	443	553
Other general and administrative	1,661	1,683	1,616
Total expenses	98,860	78,513	57,454
Waiver of base management fees (Note 4)	—	5,927	6,180
Net expenses	98,860	72,586	51,274
Net investment income (loss) before taxes	108,666	92,415	59,697
Excise tax expense	230	264	76
Net investment income (loss)	108,436	92,151	59,621
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments:
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	(1,368)	(11,692)	(9,644)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(65,528)	6,590	17,560
Non-controlled/affiliated investments	5,546	(842)	—
Controlled/affiliated investments	(7,971)	(2,007)	2,272
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	(69,321)	(7,951)	10,188
Net increase (decrease) in net assets resulting from operations	$39,115	$84,200	$69,809
Basic and diluted earnings per common share (Note 9)	$0.63	$1.59	$1.93
Weighted-average shares of common stock outstanding—Basic and Diluted (Note 9)	62,533,614	52,997,450	36,152,390

The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollar amounts in thousands)

	For the years ended December 31,
	2018	2017	2016
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$108,436	$92,151	$59,621
Net realized gain (loss) on investments	(1,368)	(11,692)	(9,644)
Net change in unrealized appreciation (depreciation) on investments	(67,953)	3,741	19,832
Net increase (decrease) in net assets resulting from operations	39,115	84,200	69,809
Capital transactions:
Common stock issued, net of offering and underwriting costs	(15)	365,475	185,537
Reinvestment of dividends	6,629	6,681	279
Repurchase of common stock	(4,867)	—	—
Dividends declared (Note 12)	(104,948)	(93,189)	(63,214)
Net increase (decrease) in net assets resulting from capital share transactions	(103,201)	278,967	122,602
Net increase (decrease) in net assets	(64,086)	363,167	192,411
Net assets at beginning of year	1,127,304	764,137	571,726
Net assets at end of year	$1,063,218	$1,127,304	$764,137
The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollar amounts in thousands)

	For the years ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$39,115	$84,200	$69,809
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	1,896	949	1,417
Net accretion of discount on investments	(12,814)	(11,747)	(5,605)
Paid-in-kind interest	(4,676)	(1,057)	—
Net realized (gain) loss on investments	1,368	11,692	9,644
Net change in unrealized (appreciation) depreciation on investments	67,953	(3,741)	(19,832)
Cost of investments purchased and change in payable for investments purchased	(953,163)	(1,280,124)	(755,654)
Proceeds from sales and repayments of investments and change in receivable for investments sold	888,069	812,576	383,591
Changes in operating assets:
Interest receivable	(1,312)	(3,767)	(1,203)
Dividend receivable	(860)	(1,515)	(1,325)
Prepaid expenses and other assets	(53)	(34)	344
Changes in operating liabilities:
Due to Investment Adviser	167	(146)	26
Interest and credit facility fees payable	2,147	1,754	1,022
Base management and incentive fees payable	736	4,941	2,880
Administrative service fees payable	(1)	(42)	40
Other accrued expenses and liabilities	223	410	233
Net cash provided by (used in) operating activities	28,795	(385,651)	(314,613)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering and underwriting costs	(15)	357,429	185,537
Repurchase of common stock	(4,867)	—	—
Borrowings on SPV Credit Facility and Credit Facility	812,650	816,216	566,351
Repayments of SPV Credit Facility and Credit Facility	(860,908)	(675,208)	(378,779)
Repayments of debt assumed from NFIC Acquisition	—	(42,128)	—
Proceeds from issuance of 2015-1R Notes	449,200	—	—
Redemption of 2015-1 Notes	(273,000)	—	—
Debt issuance costs paid	(3,405)	(1,063)	(643)
Dividends paid in cash	(93,303)	(76,045)	(61,201)
Net cash provided by (used in) financing activities	26,352	379,201	311,265
Net increase (decrease) in cash and cash equivalents	55,147	(6,450)	(3,348)
Cash and cash equivalents, beginning of year	32,039	38,489	41,837
Cash and cash equivalents, end of year	$87,186	$32,039	$38,489
Supplemental disclosures:
Offering expenses and debt issuance costs due	$25	$—	$—
Interest paid during the year	$34,676	$22,519	$15,267
Taxes, including excise tax, paid during year	$105	$179	$79
Dividends declared during the year	$104,948	$93,189	$63,214
Reinvestment of dividends	$6,629	$6,681	$279
Cost of investments received in the NFIC Acquisition from shares issued (Note 13)	$—	$(8,046)	$—
Shares issued in consideration of NFIC Acquisition (Note 13)	$—	$8,046	$—
Debt assumed from NFIC Acquisition (Note 13)	$—	$42,128	$—

The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2018
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value(5)	% of Net Assets
First Lien Debt (77.62%)
Advanced Instruments, LLC	^+*	(2) (3) (14)	Healthcare & Pharmaceuticals	L + 5.25%	7.63%	11/1/2016	10/31/2022	$19,967	$19,716	$19,804	1.86%
Aero Operating, LLC (Dejana Industries, Inc.)	^+*	(2) (3) (14)	Business Services	L + 7.25%	9.60%	1/5/2018	12/29/2022	3,556	3,520	3,512	0.33
Alpha Packaging Holdings, Inc.	+*	(2) (3)	Containers, Packaging & Glass	L + 4.25%	7.05%	6/26/2015	5/12/2020	2,866	2,865	2,858	0.27
Alpine SG, LLC	^*	(2) (3)	High Tech Industries	L + 6.00%	8.52%	2/2/2018	11/16/2022	9,695	9,607	9,659	0.91
AMS Group HoldCo, LLC	^+*	(2) (3) (14)	Transportation: Cargo	L + 6.00%	8.80%	9/29/2017	9/29/2023	32,612	31,996	31,721	2.98
Analogic Corporation	^+*	(2) (3) (14)	Healthcare & Pharmaceuticals	L + 6.00%	8.52%	6/22/2018	6/22/2024	35,249	34,536	34,414	3.23
Avenu Holdings, LLC	+*	(2) (3)	Sovereign & Public Finance	L + 5.25%	8.05%	9/28/2018	9/28/2024	39,057	38,396	38,354	3.60
Brooks Equipment Company, LLC	+*	(2) (3)	Construction & Building	L + 5.00%	7.71%	6/26/2015	8/29/2020	2,502	2,492	2,496	0.23
Capstone Logistics Acquisition, Inc.	+*	(2) (3)	Transportation: Cargo	L + 4.50%	7.02%	6/26/2015	10/7/2021	14,306	14,234	14,262	1.34
Captive Resources Midco, LLC	^+*	(2) (3) (14)	Banking, Finance, Insurance & Real Estate	L + 5.75%	8.27%	6/30/2015	12/18/2021	29,441	29,212	29,139	2.74
Central Security Group, Inc.	+*	(2) (3)	Consumer Services	L + 5.63%	8.15%	6/26/2015	10/6/2021	30,349	30,142	29,742	2.80
Chemical Computing Group ULC (Canada)	^*	(2) (3) (8) (14)	Software	L + 5.50%	8.02%	8/30/2018	8/30/2023	15,794	15,636	15,617	1.47
CIP Revolution Holdings, LLC	^+*	(2) (3) (14)	Media: Advertising, Printing & Publishing	L + 6.00%	8.80%	8/19/2016	8/19/2021	20,592	20,463	20,358	1.91
CircusTrix Holdings, LLC	^+*	(2) (3) (14)	Hotel, Gaming & Leisure	L + 5.50%	8.02%	2/2/2018	12/16/2021	9,212	9,001	8,972	0.84
Comar Holding Company, LLC	^*	(2) (3) (14)	Containers, Packaging & Glass	L + 5.25%	7.77%	6/18/2018	6/18/2024	27,086	26,452	26,505	2.49
Continuum Managed Services Holdco, LLC	^+*	(2) (3) (14)	High Tech Industries	L + 6.25%	8.53%	6/20/2017	6/8/2023	28,243	27,621	27,711	2.60
Dade Paper & Bag, LLC	^+*	(2) (3)	Forest Products & Paper	L + 7.50%	10.02%	6/9/2017	6/10/2024	49,250	48,464	47,798	4.49
Datto, Inc.	^*	(2) (3) (14)	High Tech Industries	L + 8.00%	10.46%	12/7/2017	12/7/2022	35,622	35,178	35,280	3.31
Dent Wizard International Corporation	+	(2) (3)	Automotive	L + 4.00%	6.51%	4/28/2015	4/7/2020	886	885	881	0.08
Derm Growth Partners III, LLC (Dermatology Associates)	^+*	(2) (3) (14)	Healthcare & Pharmaceuticals	L + 6.25%	9.05%	5/31/2016	5/31/2022	51,599	51,203	50,946	4.78
DermaRite Industries, LLC	^*	(2) (3) (14)	Healthcare & Pharmaceuticals	L + 7.00%	9.52%	3/3/2017	3/3/2022	22,328	22,097	21,399	2.01
Dimensional Dental Management, LLC	^	(2) (3) (12)	Healthcare & Pharmaceuticals	L + 6.75%	9.28%	2/12/2016	2/12/2021	33,674	33,276	28,172	2.65
Direct Travel, Inc.	^+*	(2) (3) (14)	Hotel, Gaming & Leisure	L + 6.50%	9.30%	10/14/2016	12/1/2021	35,292	34,878	34,975	3.28
DTI Holdco, Inc.	^*	(2) (3)	High Tech Industries	L + 4.75%	7.28%	12/18/2018	9/30/2023	1,995	1,870	1,860	0.17
EIP Merger Sub, LLC (Evolve IP)	^+*	(2) (3) (12)	Telecommunications	L + 5.75%	8.27%	6/7/2016	6/7/2022	36,093	35,433	35,169	3.30
Emergency Communications Network, LLC	^+*	(2) (3)	Telecommunications	L + 6.25%	8.75%	6/1/2017	6/1/2023	24,625	24,452	24,133	2.27
Ensono, LP	*	(2) (3)	Telecommunications	L + 5.25%	7.77%	4/30/2018	6/27/2025	8,623	8,618	8,450	0.79
Frontline Technologies Holdings, LLC	^	(2) (3) (14)	Software	L + 6.50%	9.02%	9/18/2017	9/18/2023	38,804	38,456	38,450	3.61

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2018
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value(5)	% of Net Assets
First Lien Debt (77.62%) (continued)
FWR Holding Corporation	^+*	(2) (3) (14)	Beverage, Food & Tobacco	L + 5.75%	8.26%	8/21/2017	8/21/2023	$46,755	$45,782	$46,393	4.36%
Green Energy Partners/Stonewall, LLC	+*	(2) (3)	Energy: Electricity	L + 5.50%	8.30%	6/26/2015	11/13/2021	19,750	19,494	19,536	1.83
GRO Sub Holdco, LLC (Grand Rapids)	^+*	(2) (3) (14)	Healthcare & Pharmaceuticals	L + 6.00%	8.80%	2/28/2018	2/22/2024	6,661	6,466	6,209	0.58
Hummel Station, LLC	+*	(2) (3)	Energy: Electricity	L + 6.00%	8.52%	2/3/2016	10/27/2022	14,790	14,164	14,422	1.35
Hydrofarm, LLC	^	(2) (3)	Wholesale	L+10.00% (30% cash/70% PIK)	12.50%	5/15/2017	5/12/2022	20,306	19,958	13,989	1.31
iCIMS, Inc.	^	(2) (3) (14)	Software	L + 6.50%	8.94%	9/12/2018	9/12/2024	20,025	19,616	19,297	1.81
Indra Holdings Corp. (Totes Isotoner)	^	(2) (3)	Non-durable Consumer Goods	L + 4.25%	6.77%	4/29/2014	5/1/2021	18,965	17,561	9,483	0.89
Innovative Business Services, LLC	^*	(2) (3) (14)	High Tech Industries	L + 5.50%	7.91%	4/5/2018	4/5/2023	16,307	15,789	15,948	1.50
Legacy.com, Inc.	^	(2) (3) (12)	High Tech Industries	L + 6.00%	8.79%	3/20/2017	3/20/2023	17,000	16,696	16,827	1.58
Maravai Intermediate Holdings, LLC	^*	(2)	Healthcare & Pharmaceuticals	L + 4.25%	6.81%	8/2/2018	8/2/2025	19,950	19,766	19,719	1.85
Metrogistics, LLC	+*	(2) (3)	Transportation: Cargo	L + 6.50%	9.00%	12/13/2016	9/30/2022	17,517	17,349	17,424	1.65
Moxie Liberty, LLC	+*	(2) (3)	Energy: Electricity	L + 6.50%	9.30%	10/16/2017	8/21/2020	9,873	9,208	8,964	0.84
National Carwash Solutions, Inc.	^+	(2) (3) (14)	Automotive	L + 6.00%	8.35%	8/7/2018	4/28/2023	5,843	5,662	5,688	0.53
National Technical Systems, Inc.	^+*	(2) (3) (14)	Aerospace & Defense	L + 6.25%	8.87%	6/26/2015	6/12/2021	28,237	27,990	28,160	2.64
NES Global Talent Finance US, LLC (United Kingdom)	+*	(2) (3) (8)	Energy: Oil & Gas	L + 5.50%	8.03%	5/9/2018	5/11/2023	9,992	9,833	9,695	0.91
Nexus Technologies, LLC	^	(2) (3)	High Tech Industries	L + 5.50%	8.30%	12/11/2018	12/5/2023	6,234	6,177	6,158	0.58
NMI AcquisitionCo, Inc.	^+*	(2) (3) (14)	High Tech Industries	L + 6.75%	9.27%	9/6/2017	9/6/2022	51,424	50,646	49,501	4.65
North American Dental Management, LLC	^	(2) (3) (14)	Healthcare & Pharmaceuticals	L + 5.25%	8.04%	10/26/2018	7/7/2023	2,060	1,962	1,973	0.19
Northland Telecommunications Corporation	^*	(2) (3) (14)	Media: Broadcast & Subscription	L + 5.75%	8.10%	10/1/2018	10/1/2025	21,638	21,297	21,311	2.00
Payment Alliance International, Inc.	^	(2) (3) (12)	Business Services	L + 6.05%	8.13%	9/15/2017	9/15/2021	23,723	23,324	23,588	2.22
Plano Molding Company, LLC	^	(2) (3)	Hotel, Gaming & Leisure	L + 7.50%	9.98%	5/1/2015	5/12/2021	14,902	14,726	13,729	1.29
PPC Flexible Packaging, LLC	^+	(2) (3) (14)	Containers, Packaging & Glass	L + 5.25%	7.77%	11/23/2018	11/23/2024	11,962	11,761	11,839	1.11
PPT Management Holdings, LLC	^	(2) (3)	Healthcare & Pharmaceuticals	L+7.50% (100% PIK)	9.85%	12/15/2016	12/16/2022	26,820	26,675	22,194	2.08
PricewaterhouseCoopers Public Sector LLP	^	(2) (3) (14)	Aerospace & Defense	L + 2.75%	5.25%	5/1/2018	5/1/2023	—	(131)	(160)	(0.02)
Prime Risk Partners, Inc.	^	(2) (3) (12) (14)	Banking, Finance, Insurance & Real Estate	L + 5.00%	7.80%	8/15/2017	8/13/2023	24,389	23,906	23,466	2.20
Prime Risk Partners, Inc.	^	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 5.00%	7.44%	8/15/2017	8/13/2023	1,925	1,887	1,871	0.18

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2018
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value(5)	% of Net Assets
First Lien Debt (77.62%) (continued)
Product Quest Manufacturing, LLC	^	(2) (3) (14)	Containers, Packaging & Glass	L + 6.75%	10.00%	9/21/2017	3/31/2019	$4,051	$4,051	$4,051	0.38%
Product Quest Manufacturing, LLC	^	(2) (3) (10) (12)	Containers, Packaging & Glass	L + 5.75%	8.09%	9/9/2015	9/9/2020	33,000	32,270	—	—
Prowler Acquisition Corp. (Pipeline Supply and Service, LLC)	+*	(2) (3)	Wholesale	L + 4.50%	7.30%	12/1/2017	1/28/2020	14,752	14,396	14,663	1.38
PSI Services, LLC	^	(2) (3)	Business Services	L + 5.00%	7.52%	9/19/2018	1/20/2023	4,546	4,487	4,445	0.42
QW Holding Corporation (Quala)	^+*	(2) (3)	Environmental Industries	L + 6.75%	9.22%	8/31/2016	8/31/2022	36,179	35,604	35,835	3.37
Redwood Services Group, LLC	*	(2) (3)	High Tech Industries	L + 6.00%	8.71%	11/13/2018	6/6/2023	5,323	5,277	5,242	0.49
Sapphire Convention, Inc. (Smart City)	^*	(2) (3) (14)	Telecommunications	L + 5.25%	7.89%	11/20/2018	11/20/2025	28,866	28,207	28,264	2.65
Smile Doctors, LLC	^+*	(2) (3) (14)	Healthcare & Pharmaceuticals	L + 5.75%	8.55%	10/6/2017	10/6/2022	18,155	18,037	17,782	1.67
SolAero Technologies Corp.	^	(2) (3) (10)	Telecommunications	L + 5.25%	7.75%	5/24/2016	12/10/2020	24,362	23,787	14,327	1.35
SolAero Technologies Corp.	^	(2) (3)	Telecommunications	L+ 7.25%, 4.00% PIK	10.25%	9/6/2018	3/31/2019	3,641	3,623	3,641	0.34
Sovos Brands Intermediate, Inc.	^	(2)	Beverage, Food & Tobacco	L + 5.00%	7.64%	11/16/2018	11/20/2025	20,100	19,903	19,782	1.86
SPay, Inc.	^+*	(2) (3) (14)	Hotel, Gaming & Leisure	L + 5.75%	8.22%	6/15/2018	6/15/2024	19,909	19,347	19,009	1.79
Superior Health Linens, LLC	^+*	(2) (3) (14)	Business Services	L + 7.00%	9.52%	9/30/2016	9/30/2021	21,100	20,891	20,840	1.96
Surgical Information Systems, LLC	^+*	(2) (3) (12)	High Tech Industries	L + 4.85%	7.37%	4/24/2017	4/24/2023	27,708	27,497	27,171	2.55
T2 Systems Canada, Inc.	*	(2) (3)	Transportation: Consumer	L + 6.75%	9.34%	5/24/2017	9/28/2022	3,969	3,899	3,946	0.37
T2 Systems, Inc.	^+*	(2) (3) (14)	Transportation: Consumer	L + 6.75%	9.34%	9/28/2016	9/28/2022	32,331	31,756	32,133	3.02
The Hilb Group, LLC	^	(2) (3) (12)	Banking, Finance, Insurance & Real Estate	L + 6.00%	8.80%	6/24/2015	6/24/2021	49,451	48,861	48,456	4.55
The Topps Company, Inc.	+*	(2) (3)	Non-durable Consumer Goods	L + 6.00%	8.80%	6/26/2015	10/2/2020	22,127	21,951	22,127	2.08
Trump Card, LLC	^+*	(2) (3) (14)	Transportation: Cargo	L + 5.00%	7.80%	6/26/2018	4/21/2022	8,157	8,107	8,036	0.75
TSB Purchaser, Inc. (Teaching Strategies, LLC)	^+*	(2) (3) (14)	Media: Advertising, Printing & Publishing	L + 6.00%	8.80%	5/14/2018	5/14/2024	28,028	27,352	27,462	2.58
Tweddle Group, Inc.	^	(2) (3)	Media: Advertising, Printing & Publishing	L + 4.50%	6.97%	9/17/2018	9/17/2023	2,400	2,366	2,386	0.22
USLS Acquisition, Inc.	^	(2) (3) (14)	Business Services	L + 5.75%	8.46%	11/30/2018	11/30/2024	17,730	17,282	17,178	1.61
VRC Companies, LLC	^+*	(2) (3) (14)	Business Services	L + 6.50%	9.02%	3/31/2017	3/31/2023	54,181	53,345	53,410	5.03
Watchfire Enterprises, Inc.	*	(2) (3)	Media: Advertising, Printing & Publishing	L + 4.00%	6.80%	6/9/2017	10/2/2020	1,248	1,241	1,248	0.12
Westfall Technik, Inc.	^	(2) (3) (14)	Chemicals, Plastics & Rubber	L + 5.00%	7.79%	9/13/2018	9/13/2024	10,585	10,218	9,902	0.93
Zemax Software Holdings, LLC	^*	(2) (3) (14)	Software	L + 5.75%	8.55%	6/25/2018	6/25/2024	10,248	10,111	10,144	0.95
Zenith Merger Sub, Inc.	^+*	(2) (3) (14)	Business Services	L + 5.50%	8.30%	12/13/2017	12/13/2023	10,881	10,732	10,778	1.01
First Lien Debt Total								$1,629,394	$1,602,861	$1,532,119	143.88%

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2018
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value(5)	% of Net Assets
Second Lien Debt (9.07%)
Access CIG, LLC	^	(2)	Business Services	L + 7.75%	10.46%	2/14/2018	2/27/2026	$2,701	$2,678	$2,650	0.25%
AmeriLife Group, LLC	^*	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 8.75%	11.27%	7/9/2015	1/10/2023	22,000	21,712	21,910	2.06
AQA Acquisition Holding, Inc.	^	(2) (3)	High Tech Industries	L + 8.00%	10.40%	10/1/2018	5/24/2024	40,000	39,623	39,336	3.69
Argon Medical Devices Holdings, Inc.	^*	(2) (3)	Healthcare & Pharmaceuticals	L + 8.00%	10.52%	11/2/2017	1/23/2026	7,500	7,468	7,446	0.70
Brave Parent Holdings, Inc.	^*	(2) (3)	Software	L + 7.50%	10.02%	10/3/2018	4/19/2026	19,062	18,616	18,301	1.72
Drew Marine Group Inc.	^+*	(2) (3)	Chemicals, Plastics & Rubber	L + 7.00%	9.52%	11/19/2013	5/19/2021	12,500	12,487	12,396	1.16
Outcomes Group Holdings, Inc.	^*	(2)	Business Services	L + 7.50%	10.28%	10/23/2018	10/26/2026	4,500	4,500	4,447	0.42
Pharmalogic Holdings Corp.	^	(2) (3) (14)	Healthcare & Pharmaceuticals	L + 8.00%	10.52%	6/7/2018	12/11/2023	563	560	563	0.05
Project Accelerate Parent, LLC	^*	(2) (3)	Software	L + 8.50%	10.89%	1/2/2018	1/2/2026	22,500	21,986	22,109	2.08
Prowler Acquisition Corp. (Pipeline Supply and Service, LLC)	^	(2) (3)	Wholesale	L + 8.50%	11.30%	1/24/2014	7/28/2020	3,000	2,972	2,939	0.28
Reladyne, Inc.	^+*	(2) (3)	Wholesale	L + 9.50%	12.30%	4/19/2018	1/21/2023	10,000	9,830	9,915	0.93
Santa Cruz Holdco, Inc.	^	(2) (3)	Non-durable Consumer Goods	L + 8.25%	10.69%	12/15/2017	12/13/2024	17,138	16,984	16,903	1.59
Ultimate Baked Goods MIDCO, LLC (Rise Baking)	^	(2) (3)	Beverage, Food & Tobacco	L + 8.00%	10.52%	8/9/2018	8/9/2026	8,333	8,176	8,108	0.76
Watchfire Enterprises, Inc.	^	(2) (3)	Media: Advertising, Printing & Publishing	L + 8.00%	10.80%	10/2/2013	10/2/2021	7,000	6,950	6,996	0.66
Zywave, Inc.	^	(2) (3)	High Tech Industries	L + 9.00%	11.65%	11/18/2016	11/17/2023	4,950	4,892	4,939	0.46
Second Lien Debt Total								$181,747	$179,434	$178,958	16.81%

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	Percentage of Net Assets
Equity Investments (1.03%)
ANLG Holdings, LLC	^	(7)	Healthcare & Pharmaceuticals	6/22/2018	879,689	$880	$880	0.08%
Avenu Holdings, LLC	^	(7)	Sovereign & Public Finance	9/28/2018	172,413	172	172	0.02
CIP Revolution Holdings, LLC	^	(7)	Media: Advertising, Printing & Publishing	8/19/2016	31,825	318	262	0.03
Dade Paper & Bag, LLC	^	(7)	Forest Products & Paper	6/9/2017	1,500,000	1,500	1,639	0.15
DecoPac, Inc.	^	(7)	Non-durable Consumer Goods	9/29/2017	1,500,000	1,500	1,434	0.13
Derm Growth Partners III, LLC (Dermatology Associates)	^	(7)	Healthcare & Pharmaceuticals	5/31/2016	1,000,000	1,000	1,415	0.13
GRO Sub Holdco, LLC (Grand Rapids)	^	(7)	Healthcare & Pharmaceuticals	3/29/2018	500,000	500	219	0.02
Legacy.com, Inc.	^	(7)	High Tech Industries	3/20/2017	1,500,000	1,500	1,227	0.12
North Haven Goldfinch Topco, LLC	^	(7)	Containers, Packaging & Glass	6/18/2018	2,314,815	2,315	2,103	0.20
Power Stop Intermediate Holdings, LLC	^	(7)	Automotive	5/29/2015	7,150	—	34	—
Rough Country, LLC	^	(7)	Durable Consumer Goods	5/25/2017	754,775	755	988	0.09

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2018
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (1.03%) (continued)
SiteLock Group Holdings, LLC	^	(7)	High Tech Industries	4/5/2018	446,429	$446	$446	0.04%
T2 Systems Parent Corporation	^	(7)	Transportation: Consumer	9/28/2016	555,556	555	483	0.05
Tailwind HMT Holdings Corp.	^	(7)	Energy: Oil & Gas	11/17/2017	20,000	2,000	2,373	0.22
THG Acquisition, LLC (The Hilb Group, LLC)	^	(7)	Banking, Finance, Insurance & Real Estate	6/24/2015	1,500,000	1,500	3,100	0.29
Tweddle Holdings, Inc.	^	(7)	Media: Advertising, Printing & Publishing	9/17/2018	17,208	—	—	—
USLS Acquisition, Inc.	^	(7)	Business Services	11/30/2018	640,569	640	641	0.06
Zenith American Holding, Inc.	^	(7)	Business Services	12/13/2017	1,561,644	1,562	2,513	0.24
Zillow Topco LP	^	(7)	Software	6/25/2018	312,500	313	313	0.03
Equity Investments Total						$17,456	$20,242	1.90%
Total investments—non-controlled/non-affiliated						$1,799,751	$1,731,319	162.59%

Investments—non-controlled/affiliated		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (0.72%)
TwentyEighty, Inc. - Revolver	^	(2) (3) (13) (14)	Business Services	L + 8.00%	10.90%	1/31/2017	3/21/2020	$—	$(3)	$—	—%
TwentyEighty, Inc. - (Term A Loans)	^	(2) (3) (13)	Business Services	L + 8.00%	11.06%	1/31/2017	3/21/2020	316	315	316	0.03
TwentyEighty, Inc. - (Term B Loans)	^	(13)	Business Services	N/A	8.00% (4.00% cash, 4.00% PIK)	1/31/2017	3/21/2020	6,995	6,853	6,855	0.64
TwentyEighty, Inc. - (Term C Loans)	^	(13)	Business Services	N/A	9.00% (0.25% cash, 8.75% PIK)	1/31/2017	3/21/2020	7,123	6,674	6,981	0.66
First Lien Debt Total								$14,434	$13,839	$14,152	1.33%

Investments—non-controlled/affiliated		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (0.22%)
TwentyEighty Investors LLC	^	(7) (13)	Business Services	1/31/2017	69,786	$—	$4,391	0.41%
Equity Investments Total						$—	$4,391	0.41%
Total investments—non-controlled/affiliated						$13,839	$18,543	1.74%

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2018
(dollar amounts in thousands)

Investments—controlled/affiliated			Industry	Reference Rate & Spread(2)	Interest Rate(2)	Acquisition Date	Maturity Date	Par Amount/ LLC Interest	Cost	Fair Value(7)	% of Net Assets

Investment Fund (11.34%)
Middle Market Credit Fund, LLC, Mezzanine Loan	^	(2) (8) (9) (11)	Investment Fund	L+9.00%	11.47%	6/30/2016	3/22/2019	$112,000	$112,000	$112,000	10.53%
Middle Market Credit Fund, LLC, Subordinated Loan and Member’s Interest	^	(8) (11)	Investment Fund	N/A	0.001%	2/29/2016	3/1/2021	118,001	118,001	110,295	10.37%
Investment Fund Total								$230,001	$230,001	$222,295	20.90%
Total investments—controlled/affiliated								$230,001	$230,001	$222,295	20.90%
Total investments								$2,073,835	$2,043,591	$1,972,157	185.23%

^ Denotes that all or a portion of the assets are owned by TCG BDC, Inc. (together with its consolidated subsidiaries, “we,” “us,” “our,” “TCG BDC” or the “Company”). The Company has entered into a senior secured revolving credit facility (as amended, the “Credit Facility” and, together with the SPV Credit Facility, the “Facilities”). The lenders of the Credit Facility have a first lien security interest in substantially all of the portfolio investments held by the Company (see Note 6, Borrowings, to the consolidated financial statements in Part II, Item 8 of this Form 10-K). Accordingly, such assets are not available to creditors of the SPV or the 2015-1 Issuer.
+ Denotes that all or a portion of the assets are owned by the Company’s wholly owned subsidiary, TCG BDC SPV LLC (the “SPV”). The SPV has entered into a senior secured revolving credit facility (as amended, the “SPV Credit Facility”). The lenders of the SPV Credit Facility have a first lien security interest in substantially all of the assets of the SPV (see Note 6, Borrowings, to the consolidated financial statements in Part II, Item 8 of this Form 10-K). Accordingly, such assets are not available to creditors of the Company or Carlyle Direct Lending CLO 2015-1R LLC (formerly known as Carlyle GMS Finance MM CLO 2015-1 LLC) (the “2015-1 Issuer”).
* Denotes that all or a portion of the assets are owned by the 2015-1 Issuer and secure the notes issued in connection with a term debt securitization completed by the Company on June 26, 2015 (see Note 7, Notes Payable, to the consolidated financial statements in Part II, Item 8 of this Form 10-K). Accordingly, such assets are not available to the creditors of the SPV or the Company.

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company are domiciled in the United States. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of December 31, 2018, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2018, the Company is not an “affiliated person” of any of these portfolio companies. Certain portfolio company investments are subject to contractual restrictions on sales.

(2)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2018. As of December 31, 2018, the reference rates for our variable rate loans were the 30-day LIBOR at 2.50%, the 90-day LIBOR at 2.81% and the 180-day LIBOR at 2.88%.

(3)	Loan includes interest rate floor feature, which is generally 1.00%.

(4)
Amortized cost represents original cost, including origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion/amortization of discounts/premiums, as applicable, on debt investments using the effective interest method.

(5)
Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (see Note 2, Significant Accounting Policies, and Note 3, Fair Value Measurements, to the consolidated financial statements in Part II, Item 8 of this Form 10-K), pursuant to the Company’s valuation policy. The fair value of all first lien and second lien debt investments, equity investments and the investment fund mezzanine loan was determined using significant unobservable inputs.

(6)
Amortized cost represents original cost, including origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion/amortization of discounts/premiums, as applicable, on debt investments using the effective interest method.

(7)
Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act, unless otherwise noted. As of December 31, 2018, the aggregate fair value of these securities is $24,633, or 2.32% of the Company’s net assets.

(8)
The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.

(9)	Represents a corporate mezzanine loan, which is subordinated to senior secured term loans of the portfolio company/investment fund.

(10)	Loan was on non-accrual status as of December 31, 2018.

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2018
(dollar amounts in thousands)

(11)
Under the Investment Company Act, the Company is deemed to be an “affiliated person” of and “control” this investment fund because the Company owns more than 25% of the investment fund’s outstanding voting securities and/or has the power to exercise control over management or policies of such investment fund. See Note 5, Middle Market Credit Fund, LLC, to the consolidated financial statements in Part II, Item 8 of this Form 10-K for more details. Transactions related to investments in controlled affiliates for the year ended December 31, 2018 were as follows:

Investments—controlled/affiliated	Fair Value as of December 31, 2017	Additions/ Purchases	Reductions/ Sales/ Paydowns	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of December 31, 2018	Dividend and Interest Income
Middle Market Credit Fund, LLC, Mezzanine Loan	$85,750	$120,150	$(93,900)	$—	$—	$112,000	$13,240
Middle Market Credit Fund, LLC, Subordinated Loan and Member’s Interest	86,766	31,500	—	—	(7,971)	110,295	15,250
Total investments—controlled/affiliated	$172,516	$151,650	$(93,900)	$—	$(7,971)	$222,295	$28,490

(12)
In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company is entitled to receive additional interest as a result of an agreement among lenders as follows: Dimensional Dental Management, LLC (4.51%), EIP Merger Sub, LLC (Evolve IP) (3.75%), Legacy.com Inc. (4.00%), Payment Alliance International Inc. (3.06%), Prime Risk Partners, Inc. (2.88%), Product Quest Manufacturing, LLC (3.54%), Surgical Information Systems, LLC (0.89%) and The Hilb Group, LLC (3.33%). Pursuant to the agreement among lenders in respect of this loan, this investment represents a first lien/last out loan, which has a secondary priority behind the first lien/first out loan with respect to principal, interest and other payments.

(13)
Under the Investment Company Act, the Company is deemed an “affiliated person” of this portfolio company because the Company owns 5% or more of the portfolio company’s outstanding voting securities. Transactions related to investments in non-controlled affiliates for the year ended December 31, 2018 were as follows:

Investments—non-controlled/affiliated	Fair Value as of December 31, 2017	Purchases/ Paid-in-kind interest	Sales/ Paydowns	Net Accretion of Discount	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair value as of December 31, 2018	Interest Income
TwentyEighty, Inc. - Revolver	$(20)	$—	$—	$3	$—	$17	$—	$3
TwentyEighty, Inc. - (Term A Loans)	3,760	—	(3,574)	18	—	112	316	264
TwentyEighty, Inc. - (Term B Loans)	6,360	240	—	119	—	136	6,855	654
TwentyEighty, Inc. - (Term C Loans)	5,331	602	—	158	—	890	6,981	759
TwentyEighty Investors LLC (Equity)	—	—	—	—	—	4,391	4,391	—
Total investments—non-controlled/affiliated	$15,431	$842	$(3,574)	$298	$—	$5,546	$18,543	$1,680

(14)	As of December 31, 2018, the Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value

First and Second Lien Debt—unfunded delayed draw and revolving term loans commitments
Advanced Instruments, LLC	Revolver	0.50%	$1,167	$(9)
Aero Operating LLC (Dejana Industries, Inc.)	Revolver	1.00	202	(2)
AMS Group HoldCo, LLC	Delayed Draw	1.00	4,009	(95)
AMS Group HoldCo, LLC	Revolver	0.50	810	(19)
Analogic Corporation	Revolver	0.50	3,365	(73)
Captive Resources Midco, LLC	Delayed Draw	1.25	3,572	(31)
Captive Resources Midco, LLC	Revolver	0.50	2,143	(18)

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2018
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value

Chemical Computing Group ULC	Revolver	0.50%	$903	$(10)
CIP Revolution Holdings, LLC	Revolver	0.50	532	(6)
CircusTrix Holdings, LLC	Delayed Draw	1.00	1,115	(26)
Comar Holding Company, LLC	Delayed Draw	1.00	5,136	(87)
Comar Holding Company, LLC	Revolver	0.50	2,129	(36)
Continuum Managed Services HoldCo, LLC	Revolver	0.50	2,500	(43)
Datto, Inc.	Revolver	0.50	726	(7)
DermaRite Industries LLC	Revolver	0.50	1,324	(52)
Derm Growth Partners III, LLC (Dermatology Associates)	Revolver	0.50	968	(12)
Direct Travel, Inc.	Delayed Draw	1.00	1,872	(16)
FWR Holding Corporation	Revolver	0.50	2,778	(20)
Frontline Technologies Holdings, LLC	Delayed Draw	1.00	7,705	(59)
GRO Sub Holdco, LLC (Grand Rapids)	Delayed Draw	1.00	7,000	(85)
GRO Sub Holdco, LLC (Grand Rapids)	Revolver	0.50	1,071	(13)
iCIMS, Inc.	Revolver	0.50	1,252	(43)
Innovative Business Services, LLC	Delayed Draw	1.00	3,886	(62)
Innovative Business Services, LLC	Revolver	0.50	2,232	(36)
National Carwash Solutions, Inc.	Delayed Draw	1.00	3,817	(57)
National Carwash Solutions, Inc.	Revolver	0.50	632	(9)
National Technical Systems, Inc.	Revolver	0.50	2,500	(6)
NMI AcquisitionCo, Inc.	Revolver	0.50	435	(16)
North American Dental Management, LLC	Delayed Draw	1.00	3,002	(52)
Northland Telecommunications Corporation	Revolver	0.50	1,702	(24)
Pharmalogic Holdings Corp.	Delayed Draw	1.00	237	—
PPC Flexible Packaging, LLC	Revolver	0.50	1,737	(16)
Prime Risk Partners, Inc.	Delayed Draw	0.50	457	(10)
Prime Risk Partners, Inc.	Delayed Draw	0.50	5,694	(175)
Product Quest Manufacturing, LLC	Revolver	0.50	1,906	—
PricewaterhouseCoopers Public Sector LLP	Revolver	0.50	6,250	(160)
SPay, Inc.	Delayed Draw	1.00	10,227	(197)
SPay, Inc.	Revolver	0.50	546	(19)
Sapphire Convention, Inc.	Revolver	0.50	4,528	(81)
Smile Doctors, LLC	Delayed Draw	1.00	6,394	(97)
Smile Doctors, LLC	Revolver	0.50	51	(1)

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2018
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value

Superior Health Linens, LLC	Revolver	0.50%	$1,867	$(21)
T2 Systems, Inc.	Revolver	0.50	1,760	(10)
TSB Purchaser, Inc. (Teaching Strategies, LLC)	Revolver	0.50	1,891	(36)
The Hilb Group, LLC	Delayed Draw	1.00	11,262	(185)
Trump Card, LLC	Revolver	0.50	635	(9)
TwentyEighty, Inc. (f/k/a Miller Heiman, Inc.)	Revolver	0.50	607	—
USLS Acquisition, Inc.	Delayed Draw	1.00	4,137	(98)
USLS Acquisition, Inc.	Revolver	0.50	1,418	(34)
VRC Companies, LLC	Delayed Draw	1.00	2,481	(33)
VRC Companies, LLC	Revolver	0.50	1,227	(16)
Westfall Technik, Inc.	Delayed Draw	1.00	15,259	(372)
Westfall Technik, Inc.	Revolver	0.50	2,155	(53)
Zemax Software Holdings, LLC	Revolver	0.50	1,284	(12)
Zenith Merger Sub, Inc.	Revolver	0.50	2,622	(20)
Total unfunded commitments			$157,117	$(2,679)
As of December 31, 2018, investments at fair value consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt (excluding First Lien/Last Out)	$1,375,437	$1,343,422	68.12%
First Lien/Last Out Unitranche	241,263	202,849	10.29
Second Lien Debt	179,434	178,958	9.07
Equity Investments	17,456	24,633	1.25
Investment Fund	230,001	222,295	11.27
Total	$2,043,591	$1,972,157	100.00%
The rate type of debt investments at fair value as of December 31, 2018 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value of First and Second Lien Debt
Floating Rate	$1,782,607	$1,711,393	99.20%
Fixed Rate	13,527	13,836	0.80
Total	$1,796,134	$1,725,229	100.00%

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2018
(dollar amounts in thousands)

The industry composition of investments at fair value as of December 31, 2018 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$27,859	$28,000	1.42%
Automotive	6,547	6,603	0.33
Banking, Finance, Insurance & Real Estate	127,078	127,942	6.49
Beverage, Food & Tobacco	73,861	74,283	3.77
Business Services	156,800	162,545	8.24
Chemicals, Plastics & Rubber	22,705	22,298	1.13
Construction & Building	2,492	2,496	0.13
Consumer Services	30,142	29,742	1.51
Containers, Packaging & Glass	79,714	47,356	2.40
Durable Consumer Goods	755	988	0.05
Energy: Electricity	42,866	42,922	2.18
Energy: Oil & Gas	11,833	12,068	0.61
Environmental Industries	35,604	35,835	1.82
Forest Products & Paper	49,964	49,437	2.51
Healthcare & Pharmaceuticals	244,142	233,135	11.82
High Tech Industries	242,819	241,305	12.24
Hotel, Gaming & Leisure	77,952	76,685	3.89
Investment Fund	230,001	222,295	11.27
Media: Broadcast & Subscription	21,297	21,311	1.08
Media: Advertising, Printing & Publishing	58,690	58,712	2.98
Non-durable Consumer Goods	57,996	49,947	2.53
Software	124,734	124,231	6.30
Sovereign & Public Finance	38,568	38,526	1.95
Telecommunications	124,120	113,984	5.78
Transportation: Cargo	71,686	71,443	3.62
Transportation: Consumer	36,210	36,562	1.85
Wholesale	47,156	41,506	2.10
Total	$2,043,591	$1,972,157	100.00%
The geographical composition of investments at fair value as of December 31, 2018 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Canada	$15,636	$15,617	0.79%
United Kingdom	9,833	9,695	0.49
United States	2,018,122	1,946,845	98.72
Total	$2,043,591	$1,972,157	100.00%

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

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2017
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)	Industry	Interest Rate(2)	Maturity Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
Second Lien Debt (12.51%) (continued)
Drew Marine Group Inc.(2)(3)(4)(5)(13)(16)	Chemicals, Plastics & Rubber	L + 7.00% (1.00% Floor)	5/19/2021	$12,500	$12,484	$12,456	1.10%
Genex Holdings, Inc. (2)(3)(5)(16)	Banking, Finance, Insurance & Real Estate	L + 7.75% (1.00% Floor)	5/30/2022	8,990	8,915	8,924	0.79
Paradigm Acquisition Corp. (2)(3)(5)(17)	Business Services	L + 8.50% (1.00% Floor)	10/12/2025	9,600	9,507	9,584	0.85
Pathway Partners Vet Management Company LLC (2)(3)(5)(15)(16)	Consumer Services	L + 8.00% (1.00% Floor)	10/10/2025	7,751	7,644	7,741	0.69
Pexco LLC (2)(3)(5)(16)	Chemicals, Plastics & Rubber	L + 8.00% (1.00% Floor)	5/8/2025	20,000	19,818	20,362	1.81
Prowler Acquisition Corp. (Pipeline Supply and Service, LLC) (2)(3)(5)	Wholesale	L + 8.50% (1.00% Floor)	7/28/2020	3,000	2,967	2,485	0.22
Q International Courier, LLC (2)(3)(5)(16)	Transportation: Cargo	L + 8.25% (1.00% Floor)	9/19/2025	18,750	18,384	18,621	1.65
Reladyne, Inc. (2)(3)(4)(13)	Wholesale	L + 9.50% (1.00% Floor)	1/21/2023	5,000	4,884	4,929	0.44
Rough Country, LLC (2)(3)(5)(13)(16)	Durable Consumer Goods	L + 8.50% (1.00% Floor)	11/25/2023	42,500	41,311	42,802	3.80
Santa Cruz Holdco, Inc. (2)(3)(5)	Non-durable Consumer Goods	L + 8.25% (1.00% Floor)	12/13/2024	17,138	16,967	17,079	1.51
Superion, LLC (fka Ramundsen Public Sector, LLC) (2)(3)(13)	Sovereign & Public Finance	L + 8.50% (1.00% Floor)	2/1/2025	1,800	1,784	1,820	0.16
Watchfire Enterprises, Inc.(2)(3)(5)	Media: Advertising, Printing & Publishing	L + 8.00% (1.00% Floor)	10/2/2021	7,000	6,941	7,000	0.62
Zywave, Inc. (2)(3)(5)	High Tech Industries	L + 9.00% (1.00% Floor)	11/17/2023	4,950	4,886	5,000	0.44
Second Lien Debt Total					$242,887	$246,233	21.84%

Investments—non-controlled/non-affiliated (1)	Industry	Shares/Units	Cost	Fair Value(7)	Percentage of Net Assets
Equity Investments (0.89%) (5)
CIP Revolution Holdings, LLC	Media: Advertising, Printing & Publishing	30,000	$300	$369	0.03%
Dade Paper & Bag, LLC	Forest Products & Paper	1,500,000	1,500	2,140	0.19
DecoPac, Inc.	Non-durable Consumer Goods	1,500,000	1,500	1,500	0.13
Derm Growth Partners III, LLC (Dermatology Associates)	Healthcare & Pharmaceuticals	1,000,000	1,000	1,796	0.16
GS Holdco LLC (Global Software, LLC)	High Tech Industries	1,000,000	1,001	1,550	0.14
Legacy.com Inc.	High Tech Industries	1,500,000	1,500	1,739	0.15
Power Stop Intermediate Holdings, LLC	Automotive	7,150	369	1,191	0.11
Rough Country, LLC	Durable Consumer Goods	754,775	755	873	0.08
T2 Systems Parent Corporation	Transportation: Consumer	555,556	556	499	0.04
Tailwind HMT Holdings Corp.	Energy: Oil & Gas	2,000,000	2,000	2,000	0.18
THG Acquisition, LLC (The Hilb Group, LLC)	Banking, Finance, Insurance & Real Estate	1,500,000	1,500	2,287	0.20
Zenith American Holding, Inc.	Business Services	1,561,644	1,562	1,562	0.14
Equity Investments Total			$13,543	$17,506	1.55%
Total Investments—non-controlled/non-affiliated			$1,782,488	$1,779,584	157.85%

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2017
(dollar amounts in thousands)

Investments—non-controlled/affiliated (5)(14)	Industry	Interest Rate(2)	Maturity Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
First Lien Debt (0.78%)
TwentyEighty, Inc. - Revolver (2)(3)(15)	Business Services	L + 8.00%	3/21/2020	$—	$(6)	$(20)	—%
TwentyEighty, Inc. - (Term A Loans) (2)(3)	Business Services	L + 3.50% cash, 4.50% PIK	3/21/2020	3,890	3,871	3,760	0.33%
TwentyEighty, Inc. - (Term B Loans)	Business Services	1.00% cash, 7.00% PIK	3/21/2020	6,715	6,494	6,360	0.57%
TwentyEighty, Inc. - (Term C Loans)	Business Services	0.25% cash, 8.75% PIK	3/21/2020	6,521	5,914	5,331	0.47%
First Lien Debt Total					$16,273	$15,431	1.37%

Investments—non-controlled/affiliated (5)(14)	Industry	Shares/ Units	Cost	Fair Value (7)	Percentage of Net Assets
Equity Investments (0.00%)
TwentyEighty Investors LLC	Business Services	69,786	$—	$—	—%
Equity Investments Total			$—	$—	—
Total investments—non-controlled/affiliated			16,273	15,431	1.37%

Investments—controlled/affiliated	Industry	Interest Rate (2)	Maturity Date	Par Amount/ LLC Interest	Cost	Fair Value (7)	Percentage of Net Assets
Investment Fund (8.77%) (8)
Middle Market Credit Fund, LLC, Mezzanine Loan (2)(5)(9)(11)	Investment Fund	L + 9.00%	6/22/2018	$85,750	$85,750	$85,750	7.61%
Middle Market Credit Fund, LLC, Subordinated Loan and Member’s Interest (5)(11)	Investment Fund	0.001%	3/1/2021	86,501	86,501	86,766	7.70
Investment Fund Total					$172,251	$172,516	15.31%
Total investments—controlled/affiliated					$172,251	$172,516	15.31%
Total investments					$1,971,012	$1,967,531	174.53%

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

(2)
Variable rate loans to the portfolio companies bear interest at a rate that may be determined by reference to either LIBOR or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has provided the interest rate in effect as of December 31, 2017. As of December 31, 2017, all of our LIBOR loans were indexed to the 90-day LIBOR rate at 1.69%, except for those loans as indicated in Note 16 and 17 below.

(3)	Loan includes interest rate floor feature.

(4)
Denotes that all or a portion of the assets are owned by the SPV. The SPV has entered into the SPV Credit Facility. The lenders of the SPV Credit Facility have a first lien security interest in substantially all of the assets of the SPV (see Note 6, Borrowings, to the consolidated financial statements in Part II, Item 8 of this Form 10-K). Accordingly, such assets are not available to creditors of the Company or the 2015-1 Issuer.

(5)
Denotes that all or a portion of the assets are owned by the Company. The Company has entered into the Credit Facility. The lenders of the Credit Facility have a first lien security interest in substantially all of the portfolio investments held by the Company (see Note 6, Borrowings, to the consolidated financial statements in Part II, Item 8 of this Form 10-K). Accordingly, such assets are not available to creditors of the SPV or the 2015-1 Issuer.

(6)
Amortized cost represents original cost, including origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion/amortization of discounts/premiums, as applicable, on debt investments using the effective interest method.

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2017
(dollar amounts in thousands)

(7)
Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (see Note 2, Significant Accounting Policies, and Note 3, Fair Value Measurements, to the consolidated financial statements in Part II, Item 8 of this Form 10-K), pursuant to the Company’s valuation policy. The fair value of all first lien and second lien debt investments, equity investments and the investment fund mezzanine loan was determined using significant unobservable inputs.

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

(11)
Under the Investment Company Act, the Company is deemed to be an “affiliated person” of and “control” this investment fund because the Company owns more than 25% of the investment fund’s outstanding voting securities and/or has the power to exercise control over management or policies of such investment fund. See Note 5, Middle Market Credit Fund, LLC, to the consolidated financial statements in Part II, Item 8 of this Form 10-K for more details.

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

(13)
Denotes that all or a portion of the assets are owned by the 2015-1 Issuer and secure the notes issued in connection with the 2015-1 Debt Securitization (see Note 7, Notes Payable, to the consolidated financial statements in Part II, Item 8 of this Form 10-K for more details). Accordingly, such assets are not available to the creditors of the SPV or the Company.

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
As of December 31, 2018
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
On June 26, 2015, the Company completed a $400,000 term debt securitization (the “2015-1 Debt Securitization”). The notes offered in the 2015-1 Debt Securitization (the “2015-1 Notes”) were issued by Carlyle Direct Lending CLO 2015-1R LLC (formerly known as Carlyle GMS Finance MM CLO 2015-1 LLC) (the “2015-1 Issuer”), a wholly owned and consolidated subsidiary of the Company. On August 30, 2018, the 2015-1 Issuer refinanced the 2015-1 Debt Securitization (the “2015-1 Debt Securitization Refinancing”) by redeeming in full the 2015-1 Notes and issuing new notes (the “2015-1R Notes”). The 2015-1R Notes are secured by a diversified portfolio of the 2015-1 Issuer consisting primarily of first and second lien senior secured loans. Refer to Note 7 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for details. The 2015-1 Issuer is consolidated in these consolidated financial statements commencing from the date of its formation, May 8, 2015.
On February 29, 2016, the Company and Credit Partners USA LLC (“Credit Partners”) entered into an amended and restated limited liability company agreement, which was subsequently amended on June 24, 2016 (as amended, the “Limited Liability Company Agreement”) to co-manage Middle Market Credit Fund, LLC (“Credit Fund”). Credit Fund primarily invests in first lien loans of middle market companies. Credit Fund is managed by a six-member board of managers, on which the Company and Credit Partners each have equal representation. The Company and Credit Partners each have 50% economic ownership of Credit Fund and have commitments to fund, from time to time, capital of up to $400,000 each. Refer to Note 5, Middle Market Credit Fund, LLC, to the consolidated financial statements in Part II, Item 8 of this Form 10-K for details.
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
Investments
Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment using the specific identification method without regard to unrealized appreciation or depreciation previously recognized, and includes investments charged off during the period, net of recoveries. Net change in unrealized appreciation or depreciation on investments as presented in the accompanying Consolidated Statements of Operations reflects the net change in the fair value of investments, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized. See Note 3 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for further information about fair value measurements.
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
The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Consolidated Statements of Operations. As of December 31, 2018 and 2017, the fair value of the loans in the portfolio with PIK provisions was $53,660 and $15,451, respectively. For the years ended December 31, 2018 and 2017, the Company earned $3,239 and $1,057 in PIK income included in interest income in the accompanying Consolidated Statements of Operations. As of December 31, 2016 and for the year then ended, no loans in the portfolio contained PIK provisions.
Dividend Income
Dividend income from the investment fund is recorded on the record date for the investment fund to the extent that such amounts are payable by the investment fund and are expected to be collected.
Other Income
Other income may include income such as consent, waiver, amendment, unused, syndication and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive fees for guaranteeing the outstanding debt of a portfolio company. Such fees are amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in other assets in the accompanying Consolidated Statements of Assets and Liabilities. For the years ended December 31, 2018, 2017 and 2016, the Company earned $9,134, $10,526 and $6,635, respectively, in other income, primarily from syndication and prepayment fees.

Non-Accrual Income
Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid current and, in management’s judgment, are likely to remain current. Management may not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2018 and 2017, the fair value of the loans in the portfolio on non-accrual status was $14,327 and $19,487, respectively. The remaining first and second lien debt investments were performing and current on their interest payments as of December 31, 2018 and 2017.
SPV Credit Facility, Credit Facility, 2015-1R Notes and 2015-1 Notes Related Costs, Expenses and Deferred Financing Costs (See Note 6, Borrowings, and Note 7, Notes Payable, to the consolidated financial statements in Part II, Item 8 of this Form 10-K)
Interest expense and unused commitment fees on the SPV Credit Facility and Credit Facility are recorded on an accrual basis. Unused commitment fees are included in credit facility fees in the accompanying Consolidated Statements of Operations.
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
Debt issuance costs include capitalized expenses including structuring and arrangement fees related to the offering of the 2015-1R Notes and 2015-1 Notes. Amortization of debt issuance costs for the notes is computed on the effective yield method over the term of the notes, except for a portion that was accelerated in connection with the 2015-1 Debt Securitization Refinancing as described in Note 7 to the consolidated financial statements in Part II, Item 8 of this Form 10-K. The unamortized balance of such costs is presented as a direct deduction to the carrying amount of the notes in the accompanying Consolidated Statements of Assets and Liabilities. The amortization of such costs is included in interest expense in the accompanying Consolidated Statements of Operations.
The notes are recorded at carrying value, which approximates fair value.
Offering Costs
Offering costs consist primarily of fees and expenses incurred in connection with the offering of shares, including legal, underwriting, printing and other costs, as well as costs associated with the preparation and filing of applicable registration statements. Offering costs are charged against equity when incurred. During the years ended December 31, 2018 and 2017, $0 and $3,088 of the offering costs were incurred respectively, 50% of which were paid by the Investment Adviser.
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
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely than not” to be sustained by the applicable tax authority. The SPV and the 2015-1 Issuer are disregarded entities for tax purposes and are consolidated with the tax return of the Company. All penalties and interest associated with income taxes, if any, are included in income tax expense. For the years ended December 31, 2018, 2017 and 2016, the Company incurred $230, $264 and $76, respectively, in excise tax expense.

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
Recent Accounting Standards Updates

The FASB issued Accounting Standards Update (“ASU”) ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement in August 2018, which modifies disclosure requirements pertaining to fair value measurement of Level 3 securities for public companies. Under the new standard, reporting entities can remove the disclosures no longer required and amend the disclosures immediately with retrospective application. The effective date for the additional disclosures for all public and nonpublic companies is for fiscal years, and interim periods within those years, beginning after December 15, 2019. An entity is permitted to early adopt any removed or modified disclosures immediately and delay adoption of the additional disclosures until their effective date. The Company has elected to early adopt ASU 2018-13 in the current annual period.  No significant changes were made to the Company's fair value disclosures in the Notes to the Consolidated Financial Statements in order to comply with ASU 2018-13.

The FASB issued ASU 2014-9, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-9”) in May 2014 and subsequently issued several amendments to the standard. ASU 2014-9, and related amendments, provide comprehensive guidance for recognizing revenue from contracts with customers. Entities are able to recognize revenue when the entity transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The guidance includes a five-step framework that requires an entity to: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when the entity satisfies a performance obligation. The guidance in ASU 2014-9, and the related amendments, was effective for the Company on January 1, 2018. The Company has adopted the ASU on January 1, 2018, which did not have a material impact on the Company’s consolidated financial statements.

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

In September 2018, related to the DUS Release, the FASB issued Compliance and Disclosure Interpretation 105.09 guidance (“CDI 105.09”) on compliance with the new requirement to present changes in shareholders’ equity in interim financial statements within Form 10-Q filings. The DUS Release requires disclosure of changes in shareholders’ equity within a registrant’s Form 10-Q filing on a quarter-to-date and year-to-date basis for both the current year and prior year comparative periods. CDI 105.09 notes that the SEC would not object if a registrant first discloses the changes in shareholders’ equity in its Form 10-Q for the quarter that begins after November 5, 2018. The Company expects to adopt the new requirement to present changes in shareholders’ equity in interim financial statements within Form 10-Q filings starting with the quarter that begins on January 1, 2019. The adoption of the new requirement and is not expected to have a material impact on the Company’s consolidated financial statements.
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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of December 31, 2018, 2017 and 2016.
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
Transfers between levels, if any, are recognized at the beginning of the year in which the transfers occur. For the year ended December 31, 2018, the investment in the subordinated loan and member’s interest of the investment fund transferred from investments measured at net asset value to Level 3 as a result of the change in valuation approach under practical expedient to discounted cash flow analysis.  Result of the change in valuation was considered immaterial to current and prior periods financial statements. For the year ended December 31, 2017, there were no transfers between levels.
The following tables summarize the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of December 31, 2018 and 2017:

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$1,546,271	$1,546,271
Second Lien Debt	—	—	178,958	178,958
Equity Investments	—	—	24,633	24,633
Investment Fund
Mezzanine Loan	—	—	112,000	112,000
Subordinated Loan and Member’s Interest	—	—	110,295	110,295
Total	$—	$—	$1,972,157	$1,972,157

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$1,531,276	$1,531,276
Second Lien Debt	—	—	246,233	246,233
Equity Investments	—	—	17,506	17,506
Investment Fund
Mezzanine Loan	—	—	85,750	85,750
Subtotal	$—	$—	$1,880,765	$1,880,765
Investments measured at net asset value (1)				$86,766
Total				$1,967,531

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

The changes in the Company’s investments at fair value for which the Company has used Level 3 inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level 3 investments still held are as follows:

	Financial Assets
	For the year ended December 31, 2018
	First Lien Debt	Second Lien Debt	Equity Investments	Investment Fund - Mezzanine Loan	Investment Fund - Subordinated Loan and Member's Interest	Total
Balance, beginning of year	$1,531,276	$246,233	$17,506	$85,750	$—	$1,880,765
Purchases	660,409	132,913	5,283	120,150	31,500	950,255
Transfers in	—	—	—	—	86,766	86,766
Sales	(103,841)	(3,960)	(4,903)	—	—	(112,704)
Paydowns	(486,947)	(195,571)	—	(93,900)	—	(776,418)
Accretion of discount	9,651	3,163	—	—	—	12,814
Net realized gains (losses)	(4,903)	2	3,533	—	—	(1,368)
Net change in unrealized appreciation (depreciation)	(59,374)	(3,822)	3,214	—	(7,971)	(67,953)
Balance, end of year	$1,546,271	$178,958	$24,633	$112,000	$110,295	$1,972,157
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held as of December 31, 2018 included in net change in unrealized appreciation (depreciation) on investments on the Consolidated Statements of Operations	$(56,061)	$(516)	$3,763	—	$(7,971)	$(60,785)

	Financial Assets
	For the year ended December 31, 2017
	First Lien Debt	Second Lien Debt	Structured Finance Obligations	Equity Investments	Investment Fund - Mezzanine Loan	Total
Balance, beginning of year	$1,139,548	$171,864	$5,216	$6,474	$62,384	$1,385,486
Purchases	968,783	175,763	—	8,818	135,960	1,289,324
Sales	(201,994)	(12,377)	—	—	—	(214,371)
Paydowns	(371,499)	(94,891)	(6,147)	(346)	(112,594)	(585,477)
Accretion of discount	9,955	1,792	—	—	—	11,747
Net realized gains (losses)	(8,240)	(360)	(3,092)	—	—	(11,692)
Net change in unrealized appreciation (depreciation)	(5,277)	4,442	4,023	2,560	—	5,748
Balance, end of year	$1,531,276	$246,233	$—	$17,506	$85,750	$1,880,765
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held as of December 31, 2017 included in net change in unrealized appreciation (depreciation) on investments on the Consolidated Statements of Operations	$(9,040)	$3,672	$—	$2,560	$—	$(2,808)

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
Investments in the mezzanine loan are valued using collateral analysis with expected recovery rate of principal and interest. Investments in the subordinated loan and member’s interest of the investment fund are valued using discounted cash flow analysis with expected discount rate, default rate and recovery rate of principal and interest.
The following tables summarize the quantitative information related to the significant unobservable inputs for Level 3 instruments which are carried at fair value as of December 31, 2018 and 2017:

	Fair Value as	Valuation Techniques	Significant Unobservable Inputs	Range		Weighted Average
	of December 31, 2018			Low	High
Investments in First Lien Debt	$1,457,170	Discounted Cash Flow	Discount Rate	6.45%	26.48%	10.49%
	74,774	Consensus Pricing	Indicative Quotes	50.00	100.00	92.04
	14,327	Income Approach	Discount Rate	15.12%	15.12%	15.12%
		Market Approach	Comparable Multiple	6.76x	6.76x	6.76x
Total First Lien Debt	1,546,271
Investments in Second Lien Debt	176,307	Discounted Cash Flow	Discount Rate	9.34%	13.22%	11.31%
	2,651	Consensus Pricing	Indicative Quotes	98.17	98.17	98.17
Total Second Lien Debt	178,958
Investments in Equity	24,633	Income Approach	Discount Rate	8.51%	12.84%	10.49%
		Market Approach	Comparable Multiple	7.22x	14.70x	9.74x
Total Equity Investments	24,633
Investments in Investment Fund
Mezzanine Loan	112,000	Collateral Analysis	Recovery Rate	100.00%	100.00%	100.00%
Subordinated Loan and Member's Interest	110,295	Discounted Cash Flow	Discount Rate	10.00%	10.00%	10.00%
		Discounted Cash Flow	Default Rate	2.00%	2.00%	2.00%
		Discounted Cash Flow	Recovery Rate	75.00%	75.00%	75.00%
Total Investments in Investment Fund	222,295
Total Level 3 Investments	$1,972,157

	Fair Value as	Valuation Techniques	Significant Unobservable Inputs	Range		Weighted Average
	of December 31, 2017			Low	High
Investments in First Lien Debt	$1,369,558	Discounted Cash Flow	Discount Rate	4.85%	17.40%	8.18%
	142,231	Consensus Pricing	Indicative Quotes	59.17	100.83	95.93
	19,487	Income Approach	Discount Rate	9.78%	9.78%	9.78%
		Market Approach	Comparable Multiple	8.33x	8.33x	8.33x
Total First Lien Debt	1,531,276
Investments in Second Lien Debt	211,365	Discounted Cash Flow	Discount Rate	7.61%	18.26%	9.43%
	34,868	Consensus Pricing	Indicative Quotes	96.83	100.58	99.23
Total Second Lien Debt	246,233
Investments in Equity	17,506	Income Approach	Discount Rate	7.60%	10.61%	8.81%
		Market Approach	Comparable Multiple	7.80x	14.69x	10.41x
Total Equity Investments	17,506
Investments in Investment Fund – Mezzanine Loan	85,750	Collateral Analysis	Recovery Rate	100.00%	100.00%	100.00%
Total Investment Fund – Mezzanine Loan	85,750
Total Level 3 Investments	$1,880,765
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
The significant unobservable inputs used in the fair value measurement of the Company’s investments in the mezzanine loan of Credit Fund are recovery rates of principal and interest. Significant decreases in recovery rates would result in a significantly lower fair value measurement.
The significant unobservable inputs used in the fair value measurement of the Company’s investments in the subordinated loan and member’s interest of Credit Fund are discount rates, default rates and recovery rates. Significant increases in discount rates or default rates would result in a significantly lower fair value measurement. Significant decreases in recovery rates would result in a significantly lower fair value measurement.
Financial instruments disclosed but not carried at fair value
The following table presents the carrying value and fair value of the Company’s secured borrowings disclosed but not carried at fair value as of December 31, 2018 and 2017:

	December 31, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured borrowings	$514,635	$514,635	$562,893	$562,893
Total	$514,635	$514,635	$562,893	$562,893
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

The following table represents the carrying values (before debt issuance costs) and fair values of the Company’s 2015-1R Notes and 2015-1 Notes disclosed but not carried at fair value as of December 31, 2018 and 2017:

	December 31, 2018			December 31, 2017
2015-1R Notes (1)	Carrying Value	Fair Value	2015-1 Notes (1)	Carrying Value	Fair Value
Aaa/AAA Class A-1-1-R Notes	$234,800	$229,632	Aaa/AAA Class A-1A Notes	$160,000	$160,064
Aaa/AAA Class A-1-2-R Notes	50,000	49,442	Aaa/AAA Class A-1B Notes	40,000	40,020
Aaa/AAA Class A-1-3-R Notes	25,000	24,990	Aaa/AAA Class A-1C Notes	27,000	27,014
AA Class A-2-R Notes	66,000	66,000	Aa2 Class A-2 Notes	46,000	46,027
A Class B Notes	46,400	44,242
BBB- Class C Notes	27,000	24,809
Total	$449,200	$439,115		$273,000	$273,125
(1) On August 30, 2018, the 2015-1 Issuer refinanced the 2015-1 Notes by redeeming in full the 2015-1 Notes and issuing the new 2015-1R Notes. Refer to Note 7 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for details.
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

Effective September 15, 2017, the base management fee has been calculated and payable quarterly in arrears at an annual rate of 1.50% of the average value of the gross assets at the end of the two most recently completed fiscal quarters; provided, however, effective July 1, 2018, the base management fee has been calculated at an annual rate of 1.00% of the average value of the gross assets as of the end of the two most recently completed calendar quarters that exceeds the product of (A) 200% and (B) the average value of the Company’s net asset value at the end of the two most recently completed calendar quarters. The base management fee will be appropriately adjusted for any share issuances or repurchases during such fiscal quarter and the base management fees for any partial month or quarter will be pro-rated. The Company’s gross assets exclude any cash and cash equivalents and include assets acquired through the incurrence of debt from use of the SPV Credit Facility, Credit Facility, 2015-1R Notes and 2015-1 Notes (see Note 6, Borrowings, and Note 7, Notes Payable, to the consolidated financial statements in Part II, Item 8 of this Form 10-K). For purposes of this calculation, cash and cash equivalents include any temporary investments in cash-equivalents, U.S. government securities and other high quality investment grade debt investments that mature in 12 months or less from the date of investment.
Prior to September 15, 2017, under the Original Investment Advisory Agreement, the base management fee was calculated and payable quarterly in arrears at an annual rate of 1.50% of the average daily gross assets of the Company for the period adjusted for share issuances or repurchases. Prior to the IPO, the Investment Adviser waived its right to receive one-third (0.50%) of the 1.50% base management fee. Any waived base management fees are not subject to recoupment by the Investment Adviser. The fee waiver terminated when the IPO had been consummated. As previously disclosed, in connection with the IPO, the Investment Adviser agreed to continue the fee waiver until the completion of the first full quarter after the consummation of the IPO. As a result, beginning October 1, 2017, the base management fee has been calculated at an annual rate of 1.50% of the Company’s gross assets; provided, however, effective July 1, 2018, the base management fee has been calculated at an annual rate of 1.00% of the average value of the gross assets as of the end of the two most recently completed calendar quarters that exceeds the product of (A) 200% and (B) the average value of the Company’s net asset value at the end of the two most recently completed calendar quarters.
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
Effective September 15, 2017, pre-incentive fee net investment income, expressed as a rate of return on the value of the Company’s net assets at the end of the immediately preceding calendar quarter, has been compared to a “hurdle rate” of 1.50% per quarter (6% annualized) or a “catch-up rate” of 1.82% per quarter (7.28% annualized), as applicable.
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
For the years ended December 31, 2018, 2017 and 2016, base management fees were $29,626, $19,327 and $12,359, respectively (net of waiver of $0, $5,927 and $6,180, respectively), incentive fees related to pre-incentive fee net investment income were $23,002, $21,084 and $14,905, respectively, and there were no incentive fees related to realized capital gains. For the years ended December 31, 2018, 2017 and 2016, there were no accrued capital gains incentive fees based upon the cumulative net realized and unrealized appreciation (depreciation) from inception through December 31, 2018 and 2017, respectively. The accrual for any capital gains incentive fee under US GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual.

As of December 31, 2018 and 2017, $13,834 and $13,098, respectively, was included in base management and incentive fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
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
For the years ended December 31, 2018, 2017 and 2016, the Company incurred $701, $661 and $703, respectively, in fees under the Administrative Agreement, which were included in administrative service fees in the accompanying Consolidated Statements of Operations. As of December 31, 2018 and 2017, $94 and $95, respectively, was unpaid and included in administrative service fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
Sub-Administration Agreements
On April 3, 2013, the Administrator entered into a sub-administration agreement with Carlyle Employee Co. (the “Carlyle Sub-Administration Agreement”). Pursuant to the Carlyle Sub-Administration Agreement, Carlyle Employee Co. provides the Administrator with access to personnel.
On April 3, 2013, the Administrator entered into a sub-administration agreement with State Street Bank and Trust Company (“State Street” and, such agreement, the “State Street Sub-Administration Agreement” and, together with the Carlyle Sub-Administration Agreement, the “Sub-Administration Agreements”). On March 11, 2015, the Company’s Board of Directors, including a majority of the Independent Directors, approved an amendment to the State Street Sub-Administration Agreement. The initial term of the State Street Sub-Administration Agreement ends on April 1, 2017 and, unless terminated earlier, the State Street Sub-Administration Agreement will renew automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (i) the vote of the Board of Directors or by the vote of a majority of the outstanding voting securities of the Company and (ii) the vote of a majority of the Company’s Independent Directors. On February 26, 2018, the Company’s Board of Directors, including a majority of the Independent Directors, approved the continuance of the State Street Sub-Administration Agreement for a one year period. The State Street Sub-Administration Agreement may be terminated upon at least 60 days’ written notice and without penalty by the vote of a majority of the outstanding securities of the Company, or by the vote of the Board of Directors or by either party to the State Street Sub-Administration Agreement.
For the years ended December 31, 2018, 2017 and 2016, fees incurred in connection with the State Street Sub-Administration Agreement, which amounted to $764, $725 and $602, respectively, were included in other general and administrative in the accompanying Consolidated Statements of Operations. As of December 31, 2018 and 2017, $383 and $196, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.
Placement Fees
On April 3, 2013, the Company entered into a placement fee arrangement with TCG Securities, L.L.C. (“TCG”), a licensed broker-dealer and an affiliate of the Investment Adviser, which may require stockholders to pay a placement fee to TCG for TCG’s services. At the time of the IPO, the placement fee arrangement with TCG was automatically terminated.
For the years ended December 31, 2018, 2017 and 2016, TCG earned placement fees of $0, $19 and $12, respectively, from the Company’s stockholders in connection with the issuance or sale of the Company’s common stock prior to the IPO.
Board of Directors
The Company’s Board of Directors currently consists of five members, three of whom are Independent Directors. On April 3, 2013, the Board of Directors established an Audit Committee consisting of its Independent Directors. The Board of Directors also established a Pricing Committee of the Board of Directors, a Nominating and Governance Committee of the Board of Directors and a Compensation Committee of the Board of Directors, and may establish additional committees in the future. For the years ended December 31, 2018, 2017 and 2016, the Company incurred $370, $443 and $553, respectively, in fees and expenses associated with its Independent Directors' services on the Company's Board of Directors and the Audit Committee. As of December 31, 2018 and 2017, $0 and $25, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.
Transactions with Credit Fund
During the years ended December 31, 2018 and 2017, the Company sold 4 and 17 investments, respectively, to Credit Fund for proceeds of $85,002 and $135,466, respectively, and realized gains of $0 and $190, respectively. See Note 5, Middle Market Credit Fund, LLC, to the consolidated financial statements in Part II, Item 8 of this Form 10-K for further information about Credit Fund.
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
Together with Credit Partners, the Company co-invests through Credit Fund. Investment opportunities for Credit Fund are sourced primarily by the Company and its affiliates. Portfolio and investment decisions with respect to Credit Fund must be unanimously approved by a quorum of Credit Fund’s investment committee consisting of an equal number of representatives of the Company and Credit Partners. Therefore, although the Company owns more than 25% of the voting securities of Credit Fund, the Company does not believe that it has control over Credit Fund (other than for purposes of the Investment Company Act). Middle Market Credit Fund SPV, LLC (the “Credit Fund Sub”), MMCF CLO 2017-1 LLC (the “2017-1 Issuer”) and MMCF Warehouse, LLC (the "Credit Fund Warehouse"), each a Delaware limited liability company, were formed on April 5, 2016 and October 6, 2017 and November 26, 2018, respectively. Credit Fund Sub, the 2017-1 Issuer and the Credit Fund Warehouse are wholly owned subsidiaries of Credit Fund and are consolidated in Credit Fund’s consolidated financial statements commencing from the date of their respective formations. Credit Fund Sub, the 2017-1 Issuer and the Credit Fund Warehouse primarily invest in first lien loans of middle market companies. Credit Fund and its wholly owned subsidiaries follow the same Internal Risk Rating System as the Company.
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
Selected Financial Data
Since inception of Credit Fund and through December 31, 2018 and 2017, the Company and Credit Partners each made capital contributions of $1 and $1 in members’ equity, respectively, and $118,000 and $86,500 in subordinated loans, respectively, to Credit Fund. As of December 31, 2018 and 2017, Credit Fund had borrowings of $112,000 and $85,750, respectively, in mezzanine loans under a revolving credit facility with the Company (the “Credit Fund Facility”). As of December 31, 2018 and 2017, Credit Fund had subordinated loans and members’ equity outstanding of $208,568 and $173,532, respectively. As of December 31, 2018 and 2017, the Company’s ownership interest in such subordinated loans and members’ equity was $110,295 and $86,766, respectively, and in such mezzanine loans was $112,000 and $85,750, respectively.
As of December 31, 2018 and 2017, Credit Fund held cash and cash equivalents totaling $55,699 and $19,502, respectively.

As of December 31, 2018 and 2017, Credit Fund had total investments at fair value of $1,173,508 and $984,773, respectively, which was comprised of first lien senior secured loans and second lien senior secured loans to 60 and 51 portfolio companies, respectively. As of December 31, 2018 and 2017, 1 and 0 loans, respectively, in Credit Fund’s portfolio were on non-accrual status. As of December 31, 2018 and 2017, 99.9% and 100% of investments in the portfolio were floating rate debt investments with an interest rate floor. As of December 31, 2018 and 2017, 0.1% and 0% of investments in the portfolio were fixed rate debt investments. As of December 31, 2018 and 2017 , 1 and 0 loans, respectively, in Credit Fund’s portfolio contained PIK provisions. The portfolio companies in Credit Fund are U.S. middle market companies in industries similar to those in which the Company may invest directly. Additionally, as of December 31, 2018 and 2017, Credit Fund had commitments to fund various undrawn revolving and delayed draw senior secured loans to its portfolio companies totaling $91,446 and $72,458, respectively.
Below is a summary of Credit Fund’s portfolio, followed by a listing of the loans in Credit Fund’s portfolio as of December 31, 2018 and 2017:

	As of December 31, 2018	As of December 31, 2017
Senior secured loans (1)	$1,207,913	$993,380
Weighted average yields of senior secured loans based on amortized cost (2)	7.16%	6.80%
Weighted average yields of senior secured loans based on fair value (2)	7.32%	6.79%
Number of portfolio companies in Credit Fund	60	51
Average amount per portfolio company (1)	$20,132	$19,478

(1)	At par/principal amount.

(2)
Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of December 31, 2018 and 2017. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.

Consolidated Schedule of Investments as of December 31, 2018
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
First Lien Debt (99.91% of fair value)
Achilles Acquisition, LLC	+\	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.00%	6.56%	10/11/2025	$18,000	$17,906	$17,716
Acrisure, LLC	+	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.25%	6.77%	11/22/2023	20,886	20,843	19,981
Acrisure, LLC	+\	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 3.75%	6.27%	11/22/2023	11,940	11,928	11,333
Advanced Instruments, LLC	^+*	(2) (3) (8)	Healthcare & Pharmaceuticals	L + 5.25%	7.63%	10/31/2022	11,791	11,695	11,690
Ahead, LLC	^+	(2) (3) (8)	High Tech Industries	L + 4.25%	6.87%	6/29/2023	20,059	19,959	19,856
Alpha Packaging Holdings, Inc.	+*	(2) (3)	Containers, Packaging & Glass	L + 4.25%	7.05%	5/12/2020	16,860	16,830	16,813
AM Conservation Holding Corporation	+*	(2) (3)	Energy: Electricity	L + 4.50%	7.30%	10/31/2022	38,310	38,079	38,027
AQA Acquisition Holding, Inc.	^+*	(2) (3) (8)	High Tech Industries	L + 4.25%	7.05%	5/24/2023	19,148	19,111	18,978
Avalign Technologies, Inc.	+\	(2) (3)	Healthcare & Pharmaceuticals	L + 4.50%	7.00%	12/22/2025	13,000	12,874	12,848
Big Ass Fans, LLC	+*\	(2) (3)	Capital Equipment	L + 3.75%	6.55%	5/21/2024	14,052	13,973	13,840
Borchers, Inc.	^+*	(2) (3) (8)	Chemicals, Plastics & Rubber	L + 4.50%	7.30%	11/1/2024	15,589	15,533	15,545
Brooks Equipment Company, LLC	+*	(2) (3)	Construction & Building	L + 5.00%	7.71%	8/29/2020	5,948	5,940	5,935
Clearent Newco, LLC	^+	(2) (3) (8)	High Tech Industries	L + 4.00%	6.52%	3/20/2024	23,093	22,702	22,819
DBI Holding, LLC	+*	(2) (3) (9)	Transportation: Cargo	L + 5.25%	7.76%	8/1/2021	34,494	34,276	25,400
DBI Holding, LLC	^		Transportation: Cargo	15% (100% PIK)	7.76%	2/1/2020	1,119	1,119	1,119
DecoPac, Inc.	^+*	(2) (3) (8)	Non-durable Consumer Goods	L + 4.25%	7.05%	9/29/2024	12,696	12,571	12,619
Dent Wizard International Corporation	+	(2) (3)	Automotive	L + 4.00%	6.51%	4/7/2020	24,256	24,183	24,110
DTI Holdco, Inc.	+*\	(2) (3)	High Tech Industries	L + 4.75%	7.28%	9/30/2023	19,081	18,941	17,793
EIP Merger Sub, LLC (Evolve IP)	+*	(2) (3) (4)	Telecommunications	L + 5.75%	8.27%	6/7/2022	22,358	21,923	21,788
EIP Merger Sub, LLC (Evolve IP)	*	(2) (3) (7)	Telecommunications	L + 5.75%	8.27%	6/7/2022	1,500	1,469	1,462
Eliassen Group, LLC	+	(2) (3)	Business Services	L + 4.50%	7.00%	11/5/2024	6,250	6,226	6,202
Exactech, Inc.	+\	(2) (3)	Healthcare & Pharmaceuticals	L + 3.75%	6.27%	2/14/2025	12,903	12,849	12,741
Executive Consulting Group, LLC, Inc.	^+	(2) (3) (8)	Business Services	L + 4.50%	7.30%	6/20/2024	15,318	15,168	15,132
Golden West Packaging Group LLC	+*	(2) (3)	Containers, Packaging & Glass	L + 5.25%	7.77%	6/20/2023	30,180	29,978	29,760
HMT Holding Inc.	^+*	(2) (3) (8)	Energy: Oil & Gas	L + 4.50%	7.02%	11/17/2023	33,490	32,902	33,172
J.S. Held, LLC	+*	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.50%	7.30%	9/25/2024	20,309	20,137	19,998
Jensen Hughes, Inc.	^+*	(2) (3) (8)	Utilities: Electric	L + 4.50%	7.30%	3/22/2024	27,978	27,896	27,382
Kestra Financial, Inc.	+*	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.25%	6.76%	6/24/2022	21,744	21,547	21,690
MAG DS Corp.	^+	(2) (3) (8)	Aerospace & Defense	L + 4.75%	7.27%	6/6/2025	22,885	22,679	22,665
Maravai Intermediate Holdings, LLC	+\	(2)	Healthcare & Pharmaceuticals	L + 4.25%	6.81%	8/2/2025	29,925	29,640	29,578

Consolidated Schedule of Investments as of December 31, 2018
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
First Lien Debt (99.91% of fair value)
Mold-Rite Plastics, LLC	+	(2) (3)	Chemicals, Plastics & Rubber	L + 4.50%	7.30%	12/14/2021	$14,850	$14,793	$14,762
MSHC, Inc.	^+*	(2) (3) (8)	Construction & Building	L + 4.25%	6.89%	7/31/2023	23,579	23,514	23,088
Newport Group Holdings II, Inc.	+\	(2)	Banking, Finance, Insurance & Real Estate	L + 3.75%	6.54%	9/13/2025	17,790	17,666	17,564
North American Dental Management, LLC	^+*	(2) (3) (8)	Healthcare & Pharmaceuticals	L + 5.25%	8.04%	7/7/2023	37,781	37,329	37,093
North Haven CA Holdings, Inc.	^+*	(2) (3) (8)	Business Services	L + 4.50%	7.02%	10/2/2023	35,139	34,789	34,401
Odyssey Logistics & Technology Corporation	+*\	(2) (3)	Transportation: Cargo	L + 4.00%	6.52%	10/12/2024	39,680	39,496	39,149
Output Services Group	^+\	(2) (3) (8)	Media: Advertising, Printing & Publishing	L + 4.25%	6.77%	3/27/2024	17,400	17,338	16,663
PAI Holdco, Inc.	+*	(2) (3)	Automotive	L + 4.25%	7.05%	1/5/2025	19,727	19,637	19,459
Park Place Technologies, Inc.	+\	(2) (3)	High Tech Industries	L + 4.00%	6.52%	3/29/2025	15,922	15,856	15,639
Pasternack Enterprises, Inc.	+	(2) (3)	Capital Equipment	L + 4.00%	6.52%	7/2/2025	20,076	20,076	19,745
Pharmalogic Holdings Corp.	^+	(2) (3) (8)	Healthcare & Pharmaceuticals	L + 4.00%	6.52%	6/11/2023	7,017	6,995	6,949
Ping Identity Corporation	+\	(2) (3)	High Tech Industries	L + 3.75%	6.27%	1/25/2025	4,975	4,956	4,915
Premier Senior Marketing, LLC	*	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.25%	6.75%	11/30/2025	4,953	4,953	4,875
Premise Health Holding Corp.	^+\	(2) (3) (8)	Healthcare & Pharmaceuticals	L + 3.75%	6.55%	7/10/2025	13,862	13,805	13,717
Propel Insurance Agency, LLC	^+	(2) (3) (8)	Banking, Finance, Insurance & Real Estate	L + 4.25%	6.75%	6/1/2024	21,088	20,535	20,628
PSI Services, LLC	^+*	(2) (3) (8)	Business Services	L + 5.00%	7.52%	1/20/2023	29,919	29,469	29,239
Q Holding Company	+*	(2) (3)	Automotive	L + 5.00%	7.52%	12/18/2021	17,099	17,058	16,969
QW Holding Corporation (Quala)	^+*	(2) (3) (8)	Environmental Industries	L + 6.75%	9.22%	8/31/2022	9,704	9,338	9,489
RevSpring, Inc.	+*\	(2) (3)	Media: Advertising, Printing & Publishing	L + 4.25%	7.05%	10/11/2025	20,000	19,953	19,680
Situs Group Holdings Corporation	+	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.50%	7.02%	2/26/2023	8,915	8,892	8,887
Surgical Information Systems, LLC	+*	(2) (3) (7)	High Tech Industries	L + 4.85%	7.37%	4/24/2023	27,708	27,494	27,171
Systems Maintenance Services Holding, Inc.	+*	(2) (3)	High Tech Industries	L + 5.00%	7.52%	10/28/2023	24,010	23,907	17,842
T2 Systems Canada, Inc.	+	(2) (3)	Transportation: Consumer	L + 6.75%	9.34%	9/28/2022	2,646	2,598	2,630
T2 Systems, Inc.	^+*	(2) (3) (8)	Transportation: Consumer	L + 6.75%	9.34%	9/28/2022	15,775	15,484	15,677
The Original Cakerie, Co. (Canada)	+*	(2) (3)	Beverage, Food & Tobacco	L + 5.00%	7.50%	7/20/2022	9,019	8,968	8,932
The Original Cakerie, Ltd. (Canada)	+	(2) (3) (8)	Beverage, Food & Tobacco	L + 4.50%	7.02%	7/20/2022	6,957	6,917	6,883
ThoughtWorks, Inc.	+*\	(2) (3)	Business Services	L + 4.00%	6.52%	10/12/2024	11,944	11,909	11,770
U.S. Acute Care Solutions, LLC	+*	(2) (3)	Healthcare & Pharmaceuticals	L + 5.00%	7.52%	5/15/2021	31,705	31,540	31,395
U.S. TelePacific Holdings Corp.	+*\	(2) (3)	Telecommunications	L + 5.00%	7.80%	5/2/2023	26,660	26,459	24,768
Upstream Intermediate, LLC	^+	(2) (3) (8)	Healthcare & Pharmaceuticals	L + 4.25%	6.77%	1/3/2024	17,939	17,863	17,677

Consolidated Schedule of Investments as of December 31, 2018
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
First Lien Debt (99.91% of fair value)
Valet Waste Holdings, Inc.	+\	(2) (3)	Construction & Building	L + 4.00%	6.52%	9/28/2025	$11,970	$11,947	$11,902
Valicor Environmental Services, LLC	^+*	(2) (3) (8)	Environmental Industries	L + 4.75%	7.27%	6/1/2023	33,410	32,914	32,995
WIRB - Copernicus Group, Inc.	^+*	(2) (3) (8)	Healthcare & Pharmaceuticals	L + 4.25%	6.77%	8/15/2022	17,194	17,098	16,931
WRE Holding Corp.	^+*	(2) (3) (8)	Environmental Industries	L + 5.00%	7.52%	1/3/2023	7,238	7,162	6,993
Zywave, Inc.	^+*	(2) (3) (8)	High Tech Industries	L + 5.00%	7.52%	11/17/2022	18,050	17,914	17,991
First Lien Debt Total								$1,197,499	$1,172,460
Second Lien Debt (0.09% of fair value)
Zywave, Inc.	*	(2) (3)	High Tech Industries	L + 9.00%	11.65%	11/17/2023	$1,050	$1,038	$1,048
Second Lien Debt Total								$1,038	$1,048
Total Investments								$1,198,537	$1,173,508

^ Denotes that all or a portion of the assets are owned by Credit Fund. Credit Fund has entered into the Credit Fund Facility. The lenders of the Credit Fund Facility have a first lien security interest in substantially all of the assets of Credit Fund. Accordingly, such assets are not available to creditors of Credit Fund Sub, the 2017-1 Issuer or the Credit Fund Warehouse.
+ Denotes that all or a portion of the assets are owned by Credit Fund Sub. Credit Fund Sub has entered into a revolving credit facility (the “Credit Fund Sub Facility”). The lenders of the Credit Fund Sub Facility have a first lien security interest in substantially all of the assets of Credit Fund Sub. Accordingly, such assets are not available to creditors of Credit Fund, the 2017-1 Issuer or the Credit Fund Warehouse.
* Denotes that all or a portion of the assets are owned by the 2017-1 Issuer and secure the notes issued in connection with a $399,900 term debt securitization completed by Credit Fund on December 19, 2017 (the “2017-1 Debt Securitization”). Accordingly, such assets are not available to creditors of Credit Fund, Credit Fund Sub or the Credit Fund Warehouse.
\ Denotes that all or a portion of the assets are owned by the Credit Fund Warehouse. Credit Fund Warehouse has entered into a revolving credit facility (the “Credit Fund Warehouse Facility”). The lenders of the Credit Fund Warehouse Facility have a first lien security interest in substantially all of the assets of the Credit Fund Warehouse. Accordingly, such assets are not available to creditors of Credit Fund, Credit Fund Sub or the 2017-1 Issuer.

(1)
Unless otherwise indicated, issuers of investments held by Credit Fund are domiciled in the United States. As of December 31, 2018, the geographical composition of investments as a percentage of fair value was 1.35% in Canada and 98.65% in the United States. Certain portfolio company investments are subject to contractual restrictions on sales.

(2)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, Credit Fund has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2018. As of December 31, 2018, the reference rates for Credit Fund's variable rate loans were the 30-day LIBOR at 2.50%, the 90-day LIBOR at 2.81% and the 180-day LIBOR at 2.88%.

(3)	Loan includes interest rate floor feature, which is generally 1.00%.

(4)
Credit Fund Sub receives less than the stated interest rate of this loan as a result of an agreement among lenders. The interest rate reduction is 1.20% on EIP Merger Sub, LLC (Evolve IP). Pursuant to the agreement among lenders in respect of this loan, this investment represents a first lien/first out loan, which has first priority ahead of the first lien/last out loan with respect to principal, interest and other payments.

(5)
Amortized cost represents original cost, including origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion/amortization of discounts/premiums, as applicable, on debt investments using the effective interest method.

(6)
Fair value is determined in good faith by or under the direction of the board of managers of Credit Fund, pursuant to Credit Fund’s valuation policy, with the fair value of all investments determined using significant unobservable inputs, which is substantially similar to the valuation policy of the Company provided in Note 3, Fair Value Measurements, to the consolidated financial statements in Part II, Item 8 of this Form 10-K.

(7)
In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, Credit Fund is entitled to receive additional interest as a result of an agreement among lenders as follows: EIP Merger Sub, LLC (Evolve IP) (3.75%) and Surgical Information Systems, LLC (0.89%). Pursuant to the agreement among lenders in respect of these loans, these investments represent a first lien/last out loan, which has a secondary priority behind the first lien/first out loan with respect to principal, interest and other payments.

(8)	As of December 31, 2018, Credit Fund and Credit Fund Sub had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

First Lien Debt – unfunded delayed draw and revolving term loans commitments	Type	Unused Fee	Par/ Principal Amount	Fair Value
Advanced Instruments, LLC	Revolver	0.50%	$1,333	$(10)
Ahead, LLC	Revolver	0.50	4,688	(38)
AQA Acquisition Holding, Inc.	Revolver	0.50	2,459	(19)
Borchers, Inc.	Revolver	0.50	1,935	(5)
Clearent Newco, LLC	Delayed Draw	1.00	4,988	(46)
Clearent Newco, LLC	Revolver	0.50	1,760	(16)
DecoPac, Inc.	Revolver	0.50	2,143	(11)
Executive Consulting Group, LLC, Inc.	Revolver	0.50	2,368	(25)
HMT Holding Inc.	Revolver	0.50	6,173	(49)
Jensen Hughes, Inc.	Revolver	0.50	2,000	(39)
Jensen Hughes, Inc.	Delayed Draw	1.00	337	(7)
MAG DS Corp.	Revolver	0.50	2,022	(18)
MSHC, Inc.	Delayed Draw	0.32	9,852	(145)
North American Dental Management, LLC	Revolver	0.50	2,000	(35)
North Haven CA Holdings, Inc. (CoAdvantage)	Revolver	0.50	6,114	(109)
Output Services Group	Delayed Draw	4.25	2,518	(93)
Pharmalogic Holdings Corp.	Delayed Draw	1.00	2,947	(20)
Premise Health Holding Corp.	Delayed Draw	1.00	1,103	(11)
Propel Insurance Agency, LLC	Delayed Draw	0.50	7,143	(110)
Propel Insurance Agency, LLC	Revolver	0.50	1,667	(26)
PSI Services LLC	Revolver	0.50	754	(17)
QW Holding Corporation (Quala)	Revolver	0.50	5,498	(52)
T2 Systems, Inc.	Revolver	0.50	1,173	(7)
The Original Cakerie, Ltd. (Canada)	Revolver	0.50	1,132	(10)
Upstream Intermediate, LLC	Revolver	0.50	1,606	(22)
Valicor Environmental Services, LLC	Revolver	0.50	4,971	(54)
WIRB - Copernicus Group, Inc.	Delayed Draw	1.00	6,480	(69)
WIRB - Copernicus Group, Inc.	Revolver	0.50	1,000	(11)
WRE Holding Corp.	Delayed Draw	0.89	2,069	(51)
WRE Holding Corp.	Revolver	0.50	613	(15)
Zywave, Inc.	Revolver	0.50	600	(2)
Total unfunded commitments			$91,446	$(1,142)

(9)	Loan was on non-accrual status as of December 31, 2018.

Consolidated Schedule of Investments as of December 31, 2017
Investments (1)	Industry	Interest Rate(2)	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
First Lien Debt (99.39% of fair value)
Acrisure, LLC (2)(3)(4)(11)	Banking, Finance, Insurance & Real Estate	L + 4.25% (1.00% Floor)	11/22/2023	$21,097	$21,055	$21,291
Advanced Instruments, LLC (2)(3)(4)(7)(10)(11)(13)	Healthcare & Pharmaceuticals	L + 5.25% (1.00% Floor)	10/31/2022	11,910	11,793	11,910
Alpha Packaging Holdings, Inc. (2)(3)(4)(13)	Containers, Packaging & Glass	L + 4.25% (1.00% Floor)	5/12/2020	16,860	16,812	16,860
AM Conservation Holding Corporation (2)(3)(4)(13)	Energy: Electricity	L + 4.50% (1.00% Floor)	10/31/2022	38,700	38,433	38,553
AMS Finco, S.A.R.L. (Alexander Mann Solutions) (United Kingdom) (2)(3)(4)(11)(13)	Business Services	L + 5.50% (1.00% Floor)	5/26/2024	24,875	24,646	24,875
Anaren, Inc. (2)(3)(4)	Telecommunications	L + 4.50% (1.00% Floor)	2/18/2021	9,993	9,971	9,993
AQA Acquisition Holding, Inc. (2)(3)(4)(7)(10)(13)	High Tech Industries	L + 4.50% (1.00% Floor)	5/24/2023	27,403	27,288	27,403
Big Ass Fans, LLC (2)(3)(4)(13)	Capital Equipment	L + 4.25% (1.00% Floor)	5/21/2024	8,000	7,964	8,010
Borchers, Inc. (2)(3)(4)(7)(10)(13)	Chemicals, Plastics & Rubber	L + 4.50% (1.00% Floor)	11/1/2024	15,748	15,694	15,665
Brooks Equipment Company, LLC (2)(3)(4)(13)	Construction & Building	L + 5.00% (1.00% Floor)	8/29/2020	7,061	7,045	7,061
DBI Holding LLC (2)(3)(4)(11)(13)	Transportation: Cargo	L + 5.25% (1.00% Floor)	8/1/2021	19,800	19,659	19,833
DecoPac, Inc. (2)(3)(4)(7)(10)(13)	Non-durable Consumer Goods	L + 4.25% (1.00% Floor)	9/29/2024	13,414	13,270	13,415
Dent Wizard International Corporation (2)(3)(4)(11)	Automotive	L + 4.75% (1.00% Floor)	4/7/2020	24,502	24,382	24,475
DTI Holdco, Inc. (2)(3)(4)(11)(13)	High Tech Industries	L + 5.25% (1.00% Floor)	9/30/2023	19,750	19,575	19,663
EIP Merger Sub, LLC (Evolve IP) (2)(3)(4)(8)(11)(13)	Telecommunications	L + 6.25% (1.00% Floor)	6/7/2022	22,663	22,127	22,153
EIP Merger Sub, LLC (Evolve IP) (2)(3)(9)(11)(13)	Telecommunications	L + 6.25% (1.00% Floor)	6/7/2022	1,500	1,462	1,470
Empower Payments Acquisitions, Inc. (2)(3)(4)(13)	Media: Advertising, Printing & Publishing	L + 5.50% (1.00% Floor)	11/30/2023	17,325	17,018	17,325
FCX Holdings Corp. (2)(3)(4)(11)	Capital Equipment	L + 4.50% (1.00% Floor)	8/4/2020	18,491	18,438	18,512
Golden West Packaging Group LLC (2)(3)(4)(11)(13)	Containers, Packaging & Glass	L + 5.25% (1.00% Floor)	6/20/2023	20,895	20,709	20,895
HMT Holding Inc. (2)(3)(4)(7)(10)(13)	Energy: Oil & Gas	L + 4.50% (1.00% Floor)	11/17/2023	35,062	34,387	34,709
J.S. Held LLC (2)(3)(4)(7)(10)(13)	Banking, Finance, Insurance & Real Estate	L + 5.50% (1.00% Floor)	9/27/2023	18,204	18,018	18,144
Jensen Hughes, Inc. (2)(3)(4)(7)(10)(11)(13)	Utilities: Electric	L + 5.00% (1.00% Floor)	12/4/2021	20,963	20,784	20,963
Kestra Financial, Inc. (2)(3)(4)(13)	Banking, Finance, Insurance & Real Estate	L + 5.25% (1.00% Floor)	6/24/2022	17,206	17,009	17,203
Mold-Rite Plastics, LLC (2)(3)(4)(11)	Chemicals, Plastics & Rubber	L + 4.50% (1.00% Floor)	12/14/2021	15,000	14,946	14,993
MSHC, Inc. (2)(3)(4)(13)	Construction & Building	L + 4.25% (1.00% Floor)	7/31/2023	10,000	9,957	10,032
North American Dental Management, LLC (2)(3)(4)(7)(10)(11)(13)	Healthcare & Pharmaceuticals	L + 5.00% (1.00% Floor)	7/7/2023	23,978	23,157	23,577
North Haven CA Holdings, Inc. (CoAdvantage) (2)(3)(4)(7)(10)(13)	Business Services	L + 4.50% (1.00% Floor)	10/2/2023	31,565	31,237	31,436
Odyssey Logistics & Technology Corporation (2)(3)(4)(11)(13)	Transportation: Cargo	L + 4.25% (1.00% Floor)	10/12/2024	20,000	19,906	19,998
PAI Holdco, Inc. (Parts Authority) (2)(3)(4)(7)(10)(11)(13)	Automotive	L + 4.75% (1.00% Floor)	12/30/2022	16,564	16,459	16,515
Paradigm Acquisition Corp. (2)(3)(4)(13)	Business Services	L + 4.25% (1.00% Floor)	10/12/2024	23,500	23,445	23,554

Consolidated Schedule of Investments as of December 31, 2017
Investments (1)	Industry	Interest Rate(2)	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
Pasternack Enterprises, Inc. (Infinite RF) (2)(3)(4)(11)	Capital Equipment	L + 5.00% (1.00% Floor)	5/27/2022	20,228	20,134	20,174
Premier Senior Marketing, LLC (2)(3)(4)(11)(13)	Banking, Finance, Insurance & Real Estate	L + 5.00% (1.00% Floor)	7/1/2022	11,675	11,606	11,628
PSI Services LLC (2)(3)(4)(7)(10)(11)(13)	Business Services	L + 5.00% (1.00% Floor)	1/20/2023	30,676	30,171	30,082
Q Holding Company (2)(3)(4)(13)	Automotive	L + 5.00% (1.00% Floor)	12/18/2021	17,277	17,227	17,277
QW Holding Corporation (Quala) (2)(3)(4)(7)(10)(11)(13)	Environmental Industries	L + 6.75% (1.00% Floor)	8/31/2022	11,453	10,879	10,933
Radiology Partners, Inc. (2)(3)(4)(7)(10)(12)	Healthcare & Pharmaceuticals	L + 5.75% (1.00% Floor)	12/4/2023	25,793	25,494	25,642
Restaurant Technologies, Inc. (2)(3)(4)(11)(13)	Retail	L + 4.75% (1.00% Floor)	11/23/2022	17,369	17,241	17,219
Sovos Brands Intermediate, Inc. (2)(3)(4)(7)(10)(13)	Beverage, Food & Tobacco	L + 4.50% (1.00% Floor)	7/18/2024	21,568	21,419	21,633
Superion (fka Ramundsen Public Sector, LLC) (2)(3)(4)(13)	Sovereign & Public Finance	L + 4.25% (1.00% Floor)	2/1/2024	3,970	3,955	4,000
Surgical Information Systems, LLC (2)(3)(4)(9)(11)(13)	High Tech Industries	L + 5.00% (1.00% Floor)	4/24/2023	$30,000	$29,728	$30,075
Systems Maintenance Services Holding, Inc. (2)(3)(4)(11)(13)	High Tech Industries	L + 5.00% (1.00% Floor)	10/28/2023	24,255	24,126	20,617
T2 Systems Canada, Inc. (2)(3)(4)	Transportation: Consumer	L + 6.75% (1.00% Floor)	9/28/2022	2,673	2,617	2,634
T2 Systems, Inc. (2)(3)(4)(7)(10)(13)	Transportation: Consumer	L + 6.75% (1.00% Floor)	9/28/2022	15,929	15,577	15,679
Teaching Strategies, LLC (2)(3)(4)(7)(10)(11)(13)	Media: Advertising, Printing & Publishing	L + 4.75% (1.00% Floor)	2/27/2023	17,964	17,803	17,952
The Original Cakerie, Ltd. (Canada) (2)(3)(4)(7)(10)(11)	Beverage, Food & Tobacco	L + 5.00% (1.00% Floor)	7/20/2021	6,939	6,879	6,922
The Original Cakerie, Co. (Canada) (2)(3)(11)(13)	Beverage, Food & Tobacco	L + 5.50% (1.00% Floor)	7/20/2021	3,585	3,572	3,579
ThoughtWorks, Inc. (2)(3)(11)(13)	Business Services	L + 4.50% (1.00% Floor)	10/12/2024	8,000	7,980	8,032
U.S. Acute Care Solutions, LLC (2)(3)(4)(13)	Healthcare & Pharmaceuticals	L + 5.00% (1.00% Floor)	5/15/2021	32,030	31,808	31,537
U.S. TelePacific Holdings Corp. (2)(3)(4)(13)	Telecommunications	L + 5.00% (1.00% Floor)	5/2/2023	29,850	29,566	28,581
Valicor Environmental Services, LLC (2)(3)(4)(7)(10)(11)(13)	Environmental Industries	L + 5.00% (1.00% Floor)	6/1/2023	27,047	26,576	26,984
WIRB - Copernicus Group, Inc. (2)(3)(4)(13)	Healthcare & Pharmaceuticals	L + 5.00% (1.00% Floor)	8/12/2022	14,838	14,780	14,838
WRE Holding Corp. (2)(3)(4)(7)(10)(11)(13)	Environmental Industries	L + 4.75% (1.00% Floor)	1/3/2023	5,367	5,283	5,279
Zest Holdings, LLC (2)(3)(4)(11)	Durable Consumer Goods	L + 4.25% (1.00% Floor)	8/16/2023	19,152	19,107	19,272
Zywave, Inc. (2)(3)(4)(7)(10)(13)	High Tech Industries	L + 5.00% (1.00% Floor)	11/17/2022	17,663	17,508	17,663
First Lien Debt Total					$977,682	$978,718
Second Lien Debt (0.61% of fair value)
Paradigm Acquisition Corp. (2)(3)(12)(13)	Business Services	L + 8.50% (1.00% Floor)	10/12/2025	$4,800	$4,753	$4,792
Superion, LLC (fka Ramundsen Public Sector, LLC) (2)(3)(13)	Sovereign & Public Finance	L + 8.50% (1.00% Floor)	2/1/2025	200	198	202
Zywave, Inc. (2)(3)(13)	High Tech Industries	L + 9.00% (1.00% Floor)	11/17/2023	1,050	1,036	1,061
Second Lien Debt Total					$5,987	$6,055
Total Investments					$983,669	$984,773

(1)
Unless otherwise indicated, issuers of investments held by Credit Fund are domiciled in the United States. As of December 31, 2017, the geographical composition of investments as a percentage of fair value was 1.07% in Canada, 2.52% in the United Kingdom and 96.41% in the United States.

(2)
Variable rate loans to the portfolio companies bear interest at a rate that may be determined by reference to either LIBOR ("L") or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate ("P")), which generally resets quarterly. For each such loan, Credit Fund has provided the interest rate in effect as of December 31, 2017. As of December 31, 2017, all of Credit Fund’s LIBOR loans were indexed to the 90-day LIBOR rate at 1.69%, except for those loans as indicated in Notes 11 and 12 below.

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

(10)	As of December 31, 2017, Credit Fund had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

First Lien Debt – unfunded delayed draw and revolving term loans commitments	Type	Unused Fee	Par/ Principal Amount	Fair Value
Advanced Instruments, LLC	Revolver	0.50%	$1,333	$—
AQA Acquisition Holding, Inc.	Revolver	0.50	2,459	—
Borchers, Inc.	Revolver	0.50	1,935	(9)
DecoPac, Inc.	Revolver	0.50	1,457	—
HMT Holding Inc.	Revolver	0.50	4,938	(43)
Jensen Hughes, Inc.	Delayed Draw	1.00	1,180	—
Jensen Hughes, Inc.	Revolver	0.50	2,000	—
J.S. Held LLC	Delayed Draw	1.00	2,253	(7)
North American Dental Management, LLC	Delayed Draw	1.00	13,354	(134)
North American Dental Management, LLC	Revolver	0.50	2,727	(27)
North Haven CA Holdings, Inc. (CoAdvantage)	Revolver	0.50	3,362	(12)
PAI Holdco, Inc. (Parts Authority)	Delayed Draw	1.00	3,286	(8)
PSI Services LLC	Revolver	0.50	302	(6)
QW Holding Corporation (Quala)	Delayed Draw	1.00	7,515	(171)
QW Holding Corporation (Quala)	Revolver	0.50	3,849	(88)
Radiology Partners, Inc.	Delayed Draw	1.00	2,483	(12)
Radiology Partners, Inc.	Revolver	0.50	1,725	(9)
Sovos Brands Intermediate, Inc.	Revolver	0.50	3,378	9
T2 Systems, Inc.	Revolver	0.50	1,173	(17)
Teaching Strategies, LLC	Revolver	0.50	1,900	(1)
The Original Cakerie, Ltd. (Canada)	Revolver	0.50	1,665	(3)
Valicor Environmental Services, LLC	Revolver	0.50	2,838	(6)
WRE Holding Corp.	Delayed Draw	1.04	3,435	(32)
WRE Holding Corp.	Revolver	0.50	748	(7)
Zywave, Inc.	Revolver	0.50	1,163	—
Total unfunded commitments			$72,458	$(583)

(11)	As of December 31, 2017, this LIBOR loan was indexed to the 30-day LIBOR rate at 1.56%.

(12)	As of December 31, 2017, this LIBOR loan was indexed to the 180-day LIBOR rate at 1.84%.

(13)
Denotes that all or a portion of the assets are owned by the 2017-1 Issuer and secure the notes issued in connection with the 2017-1 Debt Securitization. Accordingly, such assets are not available to creditors of Credit Fund or Credit Fund Sub.

Below is certain summarized consolidated financial information for Credit Fund as of December 31, 2018 and 2017, respectively. Credit Fund commenced operations in May 2016.

	December 31, 2018	December 31, 2017

Selected Consolidated Balance Sheet Information
ASSETS
Investments, at fair value (amortized cost of $1,198,537 and $983,669, respectively)	$1,173,508	$984,773
Cash and other assets	62,547	26,442
Total assets	$1,236,055	$1,011,215
LIABILITIES AND MEMBERS’ EQUITY
Secured borrowings	$572,178	$377,686
Notes payable, net of unamortized debt issuance costs of $1,849 and $2,051, respectively	309,114	348,939
Mezzanine loans	112,000	85,750
Other liabilities	34,195	25,308
Subordinated loans and members’ equity	208,568	173,532
Liabilities and members’ equity	$1,236,055	$1,011,215

	For the years ended
	December 31, 2018	December 31, 2017
Selected Consolidated Statement of Operations Information:
Total investment income	$82,560	$49,504
Expenses
Interest and credit facility expenses	49,498	29,191
Other expenses	4,426	3,493
Total expenses	53,924	32,684
Net investment income (loss)	28,636	16,820
Net realized gain (loss) on investments	33	17
Net change in unrealized appreciation (depreciation) on investments	(26,133)	(3,453)
Net increase (decrease) resulting from operations	$2,536	$13,384

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
During the years ended December 31, 2018 and 2017, there were mezzanine loan borrowings of $120,150 and $135,960, respectively, and repayments of $93,900 and $112,594, respectively, under the Credit Fund Facility. As of December 31, 2018 and 2017, there were $112,000 and $85,750 in mezzanine loans outstanding, respectively.
As of December 31, 2018 and 2017, Credit Fund was in compliance with all covenants and other requirements of the Credit Fund Facility.
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

During the years ended December 31, 2018 and 2017, there were secured borrowings of $239,235 and $466,605, respectively, and repayments of $145,787 and $337,459, respectively, under the Credit Fund Sub Facility. As of December 31, 2018 and 2017, there was $471,134 and $377,686 in secured borrowings outstanding, respectively.
As of December 31, 2018 and 2017, Credit Fund Sub was in compliance with all covenants and other requirements of the Credit Fund Sub Facility.
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
As of December 31, 2018 and 2017, the 2017-1 Issuer was in compliance with all covenants and other requirements of the indenture.
Credit Fund Warehouse Facility
On November 26, 2018, Credit Fund closed on the Credit Fund Warehouse Facility with lenders. The Credit Fund Warehouse Facility provides for secured borrowings during the applicable revolving period up to an amount equal to $150,000. The Credit Fund Warehouse Facility is secured by a first lien security interest in substantially all of the portfolio investments held by the Credit Fund Warehouse. The maturity date of the Credit Fund Warehouse Facility is November 26, 2019. Amounts borrowed under the Credit Fund Warehouse Facility bear interest at a rate of LIBOR plus 1.05%.
During the year ended December 31, 2018, there were secured borrowings of $101,044 under the Credit Fund Warehouse Facility. As of December 31, 2018, there was $101,044 in secured borrowings outstanding.
As of December 31, 2018, Credit Fund Warehouse was in compliance with all covenants and other requirements of the Credit Fund Warehouse Facility.
6. BORROWINGS
In accordance with the Investment Company Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 150% after such borrowing. As of December 31, 2018 and 2017, asset coverage was 210.48% and 234.86%, respectively. During the years ended December 31, 2018, 2017 and 2016, there were secured borrowings of $812,650, $816,216 and $566,351, respectively, under the SPV Credit Facility and Credit Facility and repayments of $860,908, $675,208 and $378,779, respectively, under the SPV Credit Facility and Credit Facility. As of December 31, 2018 and 2017, there were $514,635 and $562,893, respectively, in secured borrowings outstanding.
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
As part of the SPV Credit Facility, the SPV is subject to limitations as to how borrowed funds may be used and the types of loans that are eligible to be acquired by the SPV including, but not limited to, restrictions on sector and geographic concentrations, loan size, payment frequency, tenor and minimum investment ratings (or estimated ratings). In addition, borrowed funds are intended to be used primarily to purchase first lien loan assets, and the SPV is limited in its ability to purchase certain other assets (including, but not limited to, second lien loans, covenant-lite loans, revolving and delayed draw loans and discount loans) and other assets are not permitted to be purchased (including, but not limited to paid-in-kind loans). The SPV Credit Facility has certain requirements relating to asset coverage, interest coverage, collateral quality and portfolio performance, including limitations on delinquencies and charge offs, certain violations of which could result in the immediate acceleration of the amounts due under the SPV Credit Facility. The SPV Credit Facility is also subject to a borrowing base that applies different advance rates to assets held by the SPV based generally on the fair market value of such assets. Under certain circumstances as set forth in the SPV Credit Facility, the Company could be obliged to repurchase loans from the SPV.
As of December 31, 2018 and 2017, the Company was in compliance with all covenants and other requirements of the SPV Credit Facility.
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
As of December 31, 2018 and 2017, the Company was in compliance with all covenants and other requirements of the Credit Facility.

Summary of Facilities
The Facilities consisted of the following as of December 31, 2018 and 2017:

	December 31, 2018
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
SPV Credit Facility	$400,000	$224,135	$175,865	$2,547
Credit Facility	413,000	290,500	122,500	122,500
Total	$813,000	$514,635	$298,365	$125,047

	December 31, 2017
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
SPV Credit Facility	$400,000	$287,393	$112,607	$27,147
Credit Facility	413,000	275,500	137,500	137,500
Total	$813,000	$562,893	$250,107	$164,647

(1)	The unused portion is the amount upon which commitment fees are based.

(2)	Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
As of December 31, 2018 and 2017, $2,978 and $3,140, respectively, of interest expense, $205 and $186, respectively, of unused commitment fees and $23 and $23, respectively, of other fees were included in interest and credit facility fees payable. For the years ended December 31, 2018 and 2017 and 2016, the weighted average interest rate was 4.22%, 3.31% and 2.73%, respectively, and the average principal debt outstanding was $530,874, $455,144 and $307,734, respectively. As of December 31, 2018 and 2017, the weighted average interest rate was 4.67% and 3.56%, respectively, based on floating LIBOR rates.
For the years ended December 31, 2018, 2017 and 2016, the components of interest expense and credit facility fees were as follows:

	For the years ended December 31,
	2018	2017	2016
Interest expense	$22,727	$15,296	$8,559
Facility unused commitment fee	1,260	1,117	1,253
Amortization of deferred financing costs	901	745	1,213
Other fees	134	121	107
Total interest expense and credit facility fees	$25,022	$17,279	$11,132
Cash paid for interest expense	$22,889	$13,806	$7,828
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
The Investment Adviser serves as collateral manager to the 2015-1 Issuer under a collateral management agreement (the “Collateral Management Agreement”). Pursuant to the Collateral Management Agreement, the 2015-1 Issuer pays management fees (comprised of base management fees, subordinated management fees and incentive management fees) to the Investment Adviser for rendering collateral management services. As per the Collateral Management Agreement, for the period the Company retains all of the 2015-1 Issuer Preferred Interests, the Investment Adviser does not earn management fees for providing such collateral management services. The Company currently retains all of the 2015-1 Issuer Preferred Interests, thus the Investment Adviser did not earn any management fees from the 2015-1 Issuer for the year ended December 31, 2018 and 2017. Any such waived fees may not be recaptured by the Investment Adviser.
Pursuant to an undertaking by the Company in connection with the 2015-1 Debt Securitization Refinancing, the Company has agreed to hold on an ongoing basis the 2015-1 Issuer Preferred Interests with an aggregate dollar purchase price at least equal to 5% of the aggregate outstanding amount of all collateral obligations by the 2015-1 Issuer for so long as any securities of the 2015-1 Issuer remain outstanding. As of December 31, 2018, the Company was in compliance with its undertaking.
The 2015-1 Issuer pays ongoing administrative expenses to the trustee, independent accountants, legal counsel, rating agencies and independent managers in connection with developing and maintaining reports, and providing required services in connection with the administration of the 2015-1 Issuer.

As of December 31, 2018, there were 61 first lien and second lien senior secured loans with a total fair value of approximately $538,618 and cash of $16,159 securing the 2015-1R Notes. The pool of loans in the securitization must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture governing the 2015-1R Notes.
For the years ended December 31, 2018 and 2017, the weighted average interest rate, the effective annualized weighted average interest rates, which include amortization of debt issuance costs on the 2015-1R Notes and 2015-1 Notes, were 4.24% and 3.33%, respectively based on floating LIBOR rates, excluding the one-time impact of the 2015-1 Debt Securitization Refinancing. As of December 31, 2018 and 2017, the weighted average interest rates were 4.42% and 3.44%, respectively, based on floating LIBOR rates.
As of December 31, 2018 and 2017, $4,294 and $2,003, respectively, of interest expense was included in interest and credit facility fees payable. For the years ended December 31, 2018, 2017 and 2016, the components of interest expense on the 2015-1R and 2015-1 Notes were as follows:

	For the years ended December 31,
	2018	2017	2016
Interest expense	$14,079	$9,010	$7,698
Amortization of deferred financing costs	995	204	205
Total interest expense and credit facility fees	$15,074	$9,214	$7,903
Cash paid for interest expense	$11,787	$8,713	$7,439

Related to the 2015-1 Debt Securitization Refinancing, $652 of debt issuance costs were immediately expensed on August 30, 2018 in lieu of continuing to amortize over the term of the notes.
8. COMMITMENTS AND CONTINGENCIES
A summary of significant contractual payment obligations was as follows as of December 31, 2018 and 2017:

	SPV Credit Facility and Credit Facility		2015-1R Notes / 2015-1 Notes
Payment Due by Period	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Less than 1 Year	$—	$—	$—	$—
1-3 Years	—	—	—	—
3-5 Years	514,635	562,893	—	—
More than 5 Years	—	—	449,200	273,000
Total	$514,635	$562,893	$449,200	$273,000

In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of December 31, 2018 and 2017 for any such exposure.
The Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par Value as of
	December 31, 2018	December 31, 2017
Unfunded delayed draw commitments	$97,261	$78,991
Unfunded revolving term loan commitments	59,856	39,383
Total unfunded commitments	$157,117	$118,374
9. NET ASSETS
The Company has the authority to issue 200,000,000 shares of common stock, $0.01 per share par value.

During the year ended December 31, 2018, the Company issued 361,056 shares for $6,629 including the reinvestment of dividends and repurchased and extinguished 338,408 shares for $4,867. On November 5, 2018, the Company’s Board of Directors approved a $100 million stock repurchase program (the “Company Stock Repurchase Program”). The Company Stock Repurchase Program is expected to be in effect until November 5, 2019, or until the approved dollar amount has been used to repurchase shares. The following table summarizes capital activity during the year ended December 31, 2018:

	Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss) on Investments	Accumulated Net Unrealized Appreciation (Depreciation) on Investments	Total Net Assets
	Shares	Amount
Balance, beginning of year	62,207,603	$622	$1,172,807	$(1,618)	$2,522	$(43,548)	$(3,481)	$1,127,304
Reinvestment of dividends	361,056	4	6,625	—	—	—	—	6,629
Repurchase of common stock	(338,408)	(4)	(4,863)	—	—	—	—	(4,867)
Offering costs	—	—	—	(15)	—	—	—	(15)
Net investment income (loss)	—	—	—	—	108,436	—	—	108,436
Net realized gain (loss) on investments	—	—	—	—	—	(1,368)	—	(1,368)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	—	(67,953)	(67,953)
Dividends declared	—	—	—	—	(104,948)	—	—	(104,948)
Tax reclassification of stockholders’ equity in accordance with US GAAP	—	—	(235)	—	(109)	344	—	—
Balance, end of year	62,230,251	$622	$1,174,334	$(1,633)	$5,901	$(44,572)	$(71,434)	$1,063,218
During the year ended December 31, 2017, the Company issued 20,505,285 shares for $373,700 including reinvestment of dividends. In connection with the NFIC Acquisition, the Company issued 434,233 shares of common stock valued at approximately $8,046. See Note 14 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for additional information regarding the NFIC Acquisition. In connection with the Company’s IPO, the Company issued 9,454,200 shares of common stock (including shares issued pursuant to the exercise of the underwriters’ over-allotment option) at a public offering price of $18.50 per share. Net of underwriting costs, the Company received cash proceeds of $169,488. The following table summarizes capital activity during the year ended December 31, 2017:

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

During the year ended December 31, 2016, the Company issued 10,178,235 shares for $185,816 including reinvestment of dividends. The following table summarizes capital activity during the year ended December 31, 2016:

	Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss) on Investments	Accumulated Net Unrealized Appreciation (Depreciation) on Investments	Total Net Assets
	Shares	Amount
Balance, beginning of year	31,524,083	$315	$613,944	$(74)	$(12,994)	$(2,411)	$(27,054)	$571,726
Common stock issued	10,162,898	102	185,435	—	—	—	—	185,537
Reinvestment of dividends	15,337	—	279	—	—	—	—	279
Net investment income (loss)	—	—	—	—	59,621	—	—	59,621
Net realized gain (loss) on investments	—	—	—	—	—	(9,644)	—	(9,644)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	—	19,832	19,832
Dividends declared	—	—	—	—	(63,214)	—	—	(63,214)
Tax reclassification of stockholders’ equity in accordance with US GAAP	—	—	(78)	—	13,380	(13,302)	—	—
Balance, end of year	41,702,318	$417	$799,580	$(74)	$(3,207)	$(25,357)	$(7,222)	$764,137

The following table summarizes total shares issued and proceeds received related to capital activity during the year ended December 31, 2018:

	Shares Issued	Proceeds Received
January 17, 2018*	361,056	$6,629
Total	361,056	$6,629
* Represents shares issued upon the reinvestment of dividends.
The following table summarizes total shares issued and proceeds received related to capital activity during the year ended December 31, 2017:

	Shares Issued	Proceeds Received
January 24, 2017*	5,837	$108
April 24, 2017*	5,133	94
May 19, 2017	2,141,417	39,488
June 9, 2017	8,116,711	149,997
June 9, 2017**	434,233	8,046
June 19, 2017***	9,000,000	161,505
July 5, 2017	454,200	7,983
October 18, 2017*	347,754	6,479
Total	20,505,285	$373,700
* Represents shares issued upon the reinvestment of dividends.
** Represents shares issued in accordance with the elections of the NFIC stockholders pursuant to the NFIC Acquisition (see Note 14, NFIC Acquisition, to the consolidated financial statements in Part II, Item 8 of this Form 10-K).
*** Represents shares issued and net proceeds received in connection with the Company’s IPO.

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
Subscription transactions during the years ended December 31, 2018, 2017 and 2016 were executed at an offering price that represented a premium to net asset value due to the requirement to use prior quarter net asset value as the offering price unless it would result in the Company selling shares of its common stock at a price below the current net asset value and also in order to effect a reallocation of organizational costs to subsequent investors. Additionally, on June 19, 2017, the Company closed its IPO, issuing 9,454,200 shares of its common stock (including the exercise of the underwriters’ over-allotment option on July 5, 2017) at a public offering price of $18.50 per share. Net of underwriting costs, the common stock issued in the IPO and net asset value experienced dilution during the period, and such subscription and IPO transactions increased/(decreased) net asset value by $0.00 per share, $(0.11) per share, and $0.01 per share, respectively, for the years ended December 31, 2018, 2017 and 2016, respectively.
The Company computes earnings per common share in accordance with ASC 260, Earnings Per Share. Basic earnings per common share were calculated by dividing net increase (decrease) in net assets resulting from operations attributable to the Company by the weighted-average number of common shares outstanding for the year.
Basic and diluted earnings per common share were as follows:

	For the years ended December 31,
	2018	2017	2016
Net increase (decrease) in net assets resulting from operations	$39,115	$84,200	$69,809
Weighted-average common shares outstanding	62,533,614	52,997,450	36,152,390
Basic and diluted earnings per common share	$0.63	$1.59	$1.93

The following table summarizes the Company’s dividends declared during the three most recent fiscal years:

Date Declared	Record Date	Payment Date	Per Share Amount
March 10, 2016	March 14, 2016	April 22, 2016	$0.40
June 8, 2016	June 8, 2016	July 22, 2016	$0.40
September 28, 2016	September 28, 2016	October 24, 2016	$0.40
December 29, 2016	December 29, 2016	January 24, 2017	$0.41
December 29, 2016	December 29, 2016	January 24, 2017	$0.07	(1)
March 20, 2017	March 20, 2017	April 24, 2017	$0.41
June 20, 2017	June 30, 2017	July 18, 2017	$0.37
August 7, 2017	September 29, 2017	October 18, 2017	$0.37
November 7, 2017	December 29, 2017	January 17, 2018	$0.37
December 13, 2017	December 29, 2017	January 17, 2018	$0.12	(1)
February 26, 2018	March 29, 2018	April 17, 2018	$0.37
May 2, 2018	June 29, 2018	July 17, 2018	$0.37
August 6, 2018	September 28, 2018	October 17, 2018	$0.37
November 5, 2018	December 28, 2018	January 17, 2019	$0.37
December 12, 2018	December 28, 2018	January 17, 2019	$0.20	(1)

(1)	Represents a special dividend.

10. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of consolidated financial highlights for the years ended December 31, 2018, 2017, 2016, 2015 and 2014:

	For the years ended December 31,
	2018	2017	2016	2015	2014
Per Share Data:
Net asset value per share, beginning of year	$18.12	$18.32	$18.14	$18.86	$19.42
Net investment income (loss) (1)	1.73	1.74	1.65	1.43	1.09
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	(1.10)	(0.19)	0.20	(0.52)	(0.49)
Net increase (decrease) in net assets resulting from operations	0.63	1.55	1.85	0.91	0.60
Dividends declared (2)	(1.68)	(1.64)	(1.68)	(1.74)	(1.25)
Accretion due to share repurchases	0.02	—	—	—	—
Effect of offering price of subscriptions and the offering price of common stock in the IPO, net of underwriting and offering costs (3)	—	(0.11)	0.01	0.11	0.09
Net asset value per share, end of year	$17.09	$18.12	$18.32	$18.14	$18.86
Market price per share, end of year	$12.40	20.04	n/a	n/a	n/a
Number of shares outstanding, end of year	62,230,251	62,207,603	41,702,318	31,524,083	17,932,697
Total return based on net asset value (4)	3.59%	7.86%	10.25%	5.41%	3.55%
Total return based on market price (5)	(29.74)%	14.97%	n/a	n/a	n/a
Net assets, end of year	$1,063,218	$1,127,304	$764,137	$571,726	$338,257
Ratio to average net assets:
Expenses net of waiver, before incentive fees	6.77%	5.25%	5.46%	5.11%	5.78%
Expenses net of waiver, after incentive fees	8.81%	7.39%	7.69%	6.94%	7.15%
Expenses gross of waiver, after incentive fees	8.81%	7.97%	8.62%	7.86%	7.98%
Net investment income (loss) (6)	9.64%	9.35%	8.93%	7.33%	5.45%
Interest expense and credit facility fees	3.57%	2.69%	2.85%	2.37%	2.56%
Ratios/Supplemental Data:
Asset coverage, end of period	210.31%	234.86%	209.97%	212.70%	209.67%
Portfolio turnover	45.88%	49.18%	32.39%	26.04%	28.06%
Weighted-average shares outstanding	62,533,614	52,997,450	36,152,390	24,830,200	13,091,544

(1)
For the years ended December 31, 2018, 2017, 2016, 2015 and 2014, net investment income (loss) per share was calculated as net investment income (loss) for the year divided by the weighted-average number of shares outstanding for the year.

(2)
For the years ended December 31, 2018, 2017, 2016, 2015 and 2014, dividends declared per share was calculated as the sum of dividends declared during the year divided by the number of shares outstanding at each respective quarter-end date (refer to Notes 9 and 12).

(3)
Increase (decrease) is due to the offering price of subscriptions and the issuance of common stock in the IPO, net of underwriting and offering costs during the period (refer to Note 9 to the consolidated financial statements in Part II, Item 8 of this Form 10-K).

(4)
Total return is based on the change in net asset value per share during the year plus the declared dividends, assuming reinvestment of dividends in accordance with the dividend reinvestment plan, divided by the beginning net asset value for the year. Total return for the years ended December 31, 2018, 2017, 2016, 2015, and 2014 was inclusive of $0.00, $(0.11), $0.01, $0.11, and $0.09 respectively, per share increase (decrease) in net asset value for the years related to the offering price of subscriptions and the offering price of common stock in the IPO, net of underwriting and offering costs during the year. Excluding the effects of these common stock issuances, total return would have been 3.59%, 8.46%, 10.20%, 4.83%, and 3.09%, respectively (refer to Note 9 to the consolidated financial statements in Part II, Item 8 of this Form 10-K).

(5)
Total return based on market value (not annualized) is calculated as the change in market value per share during the period plus the declared dividends, assuming reinvestment of dividends in accordance with the dividend reinvestment plan, divided by the beginning market price for the period.

(6)	The net investment income ratio is net of the waiver of base management fees.

11. LITIGATION
The Company may become party to certain lawsuits in the ordinary course of business. The Company does not believe that the outcome of current matters, if any, will materially impact the Company or its consolidated financial statements. As of December 31, 2018 and 2017, the Company was not subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company.
In addition, portfolio investments of the Company could be the subject of litigation or regulatory investigations in the ordinary course of business. The Company does not believe that the outcome of any current contingent liabilities of its portfolio investments, if any, will materially affect the Company or these consolidated financial statements.
12. TAX
The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of December 31, 2018 and 2017.
In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. As of December 31, 2018 and 2017, the Company had filed tax returns and therefore is subject to examination.
Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are reclassified among the Company’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from US GAAP. As of December 31, 2018 and 2017, permanent differences primarily due to non-deductible excise tax resulted in a net decrease in distributable earnings (loss) by $235 and $268, respectively, and net decrease in additional paid-in capital in excess of par by $235 and $268, respectively, on the Consolidated Statements of Assets and Liabilities. Total earnings and NAV were not affected.
The tax character of the distributions paid for the fiscal years ended December 31, 2018, 2017 and 2016 was as follows:

	For the years ended December 31,
	2018	2017	2016
Ordinary income	$104,948	$93,189	$63,214
Tax return of capital	$—	$—	$—

Income Tax Information and Distributions to Stockholders
As of December 31, 2018 and 2017, the components of accumulated earnings (deficit) on a tax basis were as follows:

	2018	2017
Undistributed ordinary income	$7,625	$4,291
Other book/tax temporary differences(1)	(1,725)	(1,770)
Capital loss carryforwards	(45,151)	(43,967)
Net unrealized appreciation (depreciation) on investments (2)	(70,854)	(3,063)
Total accumulated earnings (deficit)	$(110,105)	$(44,509)

(1)	Consists of the unamortized portion of organization costs as of December 31, 2018 and 2017, respectively.

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

As of December 31, 2018 and 2017, the cost of investments for federal income tax purposes and gross unrealized appreciation and depreciation on investments were as follows:

	2018	2017
Cost of investments	$2,043,012	$1,970,594
Gross unrealized appreciation on investments	81,038	25,041
Gross unrealized depreciation on investments	(151,892)	(28,104)
Net unrealized appreciation (depreciation) on investments	$(70,854)	$(3,063)
On December 22, 2010, the Regulated Investment Company Modernization Act of 2010 (the “RIC Modernization Act”) was enacted which changed various technical rules governing the tax treatment of RICs. The changes are generally effective for taxable years beginning after the date of enactment. Under the RIC Modernization Act, the fund will be permitted to carry forward capital losses incurred in taxable years beginning after the date of enactment for an unlimited period. However, any losses incurred during those future taxable years will be required to be utilized prior to the losses incurred in pre-enactment taxable years, which carry an expiration date. As a result of this ordering rule, pre-enactment capital loss carryforwards may be more likely to expire unused. Additionally, post-enactment capital losses that are carried forward will retain their character as either short-term or long-term losses rather than being considered all short-term as under previous law. As of December 31, 2018 and 2017, the Company did not have any pre-enactment capital loss carryforwards, and had $45,151 and $43,967, respectively, of post enactment capital loss carryforwards, $6,364 and $4,107 of which were post-enactment short-term capital loss carryforwards, respectively, and $38,787 and $39,860, of which were post-enactment long-term capital loss carryforwards, respectively.
13. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2018
	Q4	Q3	Q2	Q1
Total investment income	$56,311	$51,280	$52,452	$47,483
Net expenses	26,900	25,595	24,242	22,353
Net investment income (loss)	29,411	25,685	28,210	25,130
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	(30,571)	(19,605)	(15,104)	(4,041)
Net increase (decrease) in net assets resulting from operations	(1,160)	6,080	13,106	21,089
NAV per share	17.09	17.66	17.93	18.09
Basic and diluted earnings per common share	$(0.02)	$0.10	$0.21	$0.34

	2017
	Q4	Q3	Q2	Q1
Total investment income	$49,510	$42,648	$38,744	$34,099
Net expenses	22,994	17,568	17,296	14,992
Net investment income (loss)	26,516	25,080	21,448	19,107
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	467	463	(5,947)	(2,934)
Net increase (decrease) in net assets resulting from operations	26,983	25,543	15,501	16,173
NAV per share	18.12	18.18	18.14	18.30
Basic and diluted earnings per common share	$0.44	$0.41	$0.34	$0.39

	2016
	Q4	Q3	Q2	Q1
Total investment income	$33,156	$28,957	$25,748	$23,110
Net expenses	14,807	13,111	12,282	11,150
Net investment income (loss)	18,349	15,846	13,466	11,960
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	(953)	13,324	12,485	(14,668)
Net increase (decrease) in net assets resulting from operations	17,396	29,170	25,951	(2,708)
NAV per share	18.32	18.38	18.02	17.66
Basic and diluted earnings per common share	$0.48	$0.78	$0.75	$(0.08)
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
Subsequent to December 31, 2018, the Company borrowed $168,700 under the Credit Facility and SPV Credit Facility to fund investment acquisitions. The Company also voluntarily repaid $103,126 under the Credit Facility and SPV Credit Facility.
On February 22, 2019, our Board of Directors declared a quarterly dividend of $0.37 per share, which is payable on April 17, 2019 to stockholders of record as of March 29, 2019.

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
Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting as of December 31, 2018 was effective.
Attestation Report of the Registered Public Accounting Firm

Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting, which is contained in Part II, Item 8 of this Form 10-K, “Financial Statements and Supplementary Data.”
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2019 annual meeting of stockholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.
Information relating to our codes of ethics, which apply to, among others, our Chief Executive Officer and Chief Financial Officer, is included in Part I, Item 1 of this Form 10-K “Business-Regulation-Code of Ethics.”
Item 11. Executive Compensation
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2019 annual meeting of stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2019 annual meeting of stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2019 annual meeting of stockholders.
Item 14. Principal Accountant Fees and Services
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2019 annual meeting of stockholders.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Documents filed as part of this annual report
The following reports and consolidated financial statements are set forth in Part II, Item 8 of this Form 10-K:
(b) Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously field with the SEC:

3.1	Articles of Amendment and Restatement(1)

3.2	Articles of Amendment(2)

3.3	Amended and Restated Bylaws(3)

3.4	First Amendment to the Amended and Restated Bylaws(4)

4.1	Form of Subscription Agreement for Private Offerings(5)

10.1	Indenture, dated as of June 26, 2015, between Carlyle GMS Finance MM CLO 2015-1 LLC, as issuer, and State Street Bank and Trust Company, as trustee(6)

10.2	Dividend Reinvestment Plan for TCG BDC, Inc.(7)

10.3	Second Amended and Restated Investment Advisory Agreement, dated August 6, 2018, by and between the Company and Carlyle Global Credit Investment Management L.L.C.(8)

10.4	Custodian Agreement, dated March 21, 2012, between Carlyle GMS Finance, Inc. and State Street Bank and Trust Company, as custodian(9)

10.5	Administration Agreement, dated as of April 3, 2013 by and between Carlyle GMS Finance, Inc. and Carlyle GMS Finance Administration L.L.C., as administrator(10)

10.6	Form of Indemnification Agreement(11)

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

10.20
Fifth Amendment to the Loan and Servicing Agreement, dated as of August 9, 2018, among TCG BDC SPV LLC, as borrower, TCG BDC, Inc., as servicer and transferor, each of the Conduit Lenders, Liquidity Banks, Lender Agents and Institutional Lenders party thereto, Citibank, N.A. as collateral and administrative agent, Wells Fargo Bank, National Association, as account bank, backup servicer and collateral administrator, and Citibank, N.A., as lead arranger(25)

10.21	First Supplemental Indenture, dated as of August 30, 2018, between Carlyle Direct Lending CLO 2015-1R LLC, as issuer, and State Street Bank and Trust Company, as trustee(26)

10.22	Omnibus Amendment No. 4, dated as of September 25, 2018, among TCG BDC, Inc., as borrower, the Lenders party thereto and HSBC Bank USA, N.A, as administrative agent and collateral agent(27)

14.1	Code of Ethics for TCG BDC, Inc.*

14.2	Code of Ethics for Carlyle Global Credit Investment Management L.L.C.*

21.1	List of Subsidiaries*

31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Consolidated Financial Statements of Middle Market Credit Fund, LLC for the years ended December 31, 2018 and 2017.*

*	Filed herewith.

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-12G/A filed by the Company on April 11, 2013 (File No. 000-54899)

(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K filed by the Company on March 22, 2017 (File No. 000-54899)

(3)	Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-12G/A filed by the Company on April 11, 2013 (File No. 000-54899)

(4)	Incorporated by reference to Exhibit 3.4 to the Company’s Form 10-K filed by the Company on March 22, 2017 (File No. 000-54899)

(5)	Incorporated by reference to Exhibit 4.1 to the Company’s Form 10-12G/A filed by the Company on April 11, 2013 (File No. 000-54899)

(6)	Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed by the Company on August 12, 2015 (File No. 814-00995)

(7)	Incorporated by reference to Exhibit (e)(1) to the Company’s Form N-2 filed by the Company on June 5, 2017 (File No. 333-218114)

(7)	Incorporated by reference to Exhibit (e)(2) to the Company’s Form N-2 filed by the Company on June 5, 2017 (File No. 333-218114)

(8)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed by the Company on November 6, 2018 (File No. 814-00995)

(9)	Incorporated by reference to Exhibit (j) to the Company’s Registration Statement on Form N-2 filed by the Company on May 19, 2017 (File No. 333-218114)

(10)	Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-12G/A filed by the Company on April 11, 2013 (File No. 000-54899)

(11)	Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-12G/A filed by the Company on April 11, 2013 (File No. 000-54899)

(12)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed by the Company on July 31, 2013 (File No. 814-00995)

(13)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed by the Company on May 9, 2014 (File No. 814-00995)

(14)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed by the Company on August 13, 2014 (File No. 814-00995)

(15)	Incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K filed by the Company on March 27, 2015 (File No. 814-00995)

(16)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed by the Company on August 8, 2016 (File No. 814-00995)

(17)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed by the Company on August 12, 2015 (File No. 814-00995)

(18)	Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed by the Company on August 12, 2015 (File No. 814-00995)

(19)	Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed by the Company on August 12, 2015 (File No. 814-00995)

(20)	Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed by the Company on August 8, 2016 (File No. 814-00995)

(21)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed by the Company on May 10, 2017 (File No. 814-00995)

(22)	Incorporated by reference to Exhibit (k)(13) to the Company’s Form N-2 filed by the Company on June 5, 2017 (File No. 333-218114)

(23)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed by the Company on November 10, 2016 (File No. 814-00995)

(24)	Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed by the Company on May 9, 2017 (File No. 814-00995)

(25)	Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed by the Company on November 6, 2018 (File No. 814-00995)

(26)	Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed by the Company on November 6, 2018 (File No. 814-00995)

(27)	Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed by the Company on November 6, 2018 (File No. 814-00995)
(c) Consolidated Financial Statement Schedules
Separate financial statements of subsidiaries not consolidated:
Consolidated Financial Statements of Middle Market Credit Fund, LLC for the years ended December 31, 2018 and 2017 are filed as Exhibit 99.1 hereto.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TCG BDC, INC.

Dated: February 26, 2019	By	/s/ Michael A. Hart
Michael A. Hart
Director and Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: February 26, 2019	By	/s/ Michael A. Hart
Michael A. Hart
Director and Chief Executive Officer (principal executive officer)

Dated: February 26, 2019	By	/s/ Thomas M. Hennigan
Thomas M. Hennigan
Chief Financial Officer (principal financial officer)

Dated: February 26, 2019	By	/s/ Nigel D.T. Andrews
Nigel D.T. Andrews
Director

Dated: February 26, 2019	By	/s/ Leslie E. Bradford
Leslie E. Bradford
Director

Dated: February 26, 2019	By	/s/ Eliot P.S. Merrill
Eliot P.S. Merrill
Director

Dated: February 26, 2019	By	/s/ John G. Nestor
John G. Nestor
Director