Form 10-Q
period 2019-03-31
TCG BDC, INC.
filed 2019-05-07
CIK 1544206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period                      to
Commission File No. 000-54899

TCG BDC, INC.
(Exact name of Registrant as specified in its charter)

Maryland	80-0789789
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

520 Madison Avenue, 40th Floor, New York, NY 10022	(212) 813-4900
(Address of principal executive office) (Zip Code)	(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☐    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common stock, $0.01 par value	CGBD	NASDAQ Global Select Market
The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding at May 7, 2019 was 60,613,488.

TCG BDC, INC.

TCG BDC, INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollar amounts in thousands, except per share data)

	March 31, 2019	December 31, 2018
ASSETS	(unaudited)
Investments, at fair value
Investments—non-controlled/non-affiliated, at fair value (amortized cost of $1,965,496 and $1,799,751, respectively)	$1,899,537	$1,731,319
Investments—non-controlled/affiliated, at fair value (amortized cost of $14,081 and $13,839, respectively)	21,081	18,543
Investments—controlled/affiliated, at fair value (amortized cost of $241,801 and $230,001, respectively)	234,591	222,295
Total investments, at fair value (amortized cost of $2,221,378 and $2,043,591, respectively)	2,155,209	1,972,157
Cash and cash equivalents	40,071	87,186
Receivable for investment sold	—	8,060
Deferred financing costs	4,069	3,950
Interest receivable from non-controlled/non-affiliated investments	7,658	5,853
Interest receivable from non-controlled/affiliated investments	8	3
Interest and dividend receivable from controlled/affiliated investments	7,256	7,405
Prepaid expenses and other assets	8	129
Total assets	$2,214,279	$2,084,743
LIABILITIES
Secured borrowings (Note 6)	$660,959	$514,635
Notes payable, net of unamortized debt issuance costs of $3,095 and $3,157, respectively (Note 7)	446,105	446,043
Payable for investments purchased	—	1,870
Due to Investment Adviser	169	236
Interest and credit facility fees payable (Notes 6 and 7)	7,994	7,500
Dividend payable (Note 9)	22,681	35,497
Base management and incentive fees payable (Note 4)	13,531	13,834
Administrative service fees payable (Note 4)	139	94
Other accrued expenses and liabilities	2,514	1,816
Total liabilities	1,154,092	1,021,525
Commitments and contingencies (Notes 8 and 11)
NET ASSETS
Common stock, $0.01 par value; 200,000,000 shares authorized; 61,272,069 shares and 62,230,251 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	613	622
Paid-in capital in excess of par value	1,160,258	1,174,334
Offering costs	(1,633)	(1,633)
Total distributable earnings (loss)	(99,051)	(110,105)
Total net assets	$1,060,187	$1,063,218
NET ASSETS PER SHARE	$17.30	$17.09

The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollar amounts in thousands, except per share data)
(unaudited)

	For the three month periods ended
	March 31, 2019	March 31, 2018
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$45,242	$39,328
Other income	2,028	895
Total investment income from non-controlled/non-affiliated investments	47,270	40,223
From non-controlled/affiliated investments:
Interest income	379	379
Total investment income from non-controlled/affiliated investments	379	379
From controlled/affiliated investments:
Interest income	3,538	2,631
Dividend income	4,000	4,250
Total investment income from controlled/affiliated investments	7,538	6,881
Total investment income	55,187	47,483
Expenses:
Base management fees (Note 4)	7,685	7,222
Incentive fees (Note 4)	5,846	5,330
Professional fees	745	762
Administrative service fees (Note 4)	216	186
Interest expense (Notes 6 and 7)	11,991	7,815
Credit facility fees (Note 6)	568	525
Directors’ fees and expenses	93	98
Other general and administrative	421	405
Total expenses	27,565	22,343
Net investment income (loss) before taxes	27,622	25,140
Excise tax expense	60	10
Net investment income (loss)	27,562	25,130
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments:
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	899	(129)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	2,473	(6,044)
Non-controlled/affiliated investments	2,296	1,432
Controlled/affiliated investments	496	700
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	6,164	(4,041)
Net increase (decrease) in net assets resulting from operations	$33,726	$21,089
Basic and diluted earnings per common share (Note 9)	$0.55	$0.34
Weighted-average shares of common stock outstanding—Basic and Diluted (Note 9)	61,772,774	62,504,465

The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollar amounts in thousands)
(unaudited)

	For the three month periods ended
	March 31, 2019	March 31, 2018
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$27,562	$25,130
Net realized gain (loss) on investments	899	(129)
Net change in unrealized appreciation (depreciation) on investments	5,265	(3,912)
Net increase (decrease) in net assets resulting from operations	33,726	21,089
Capital transactions:
Common stock issued, net of offering and underwriting costs	—	(15)
Reinvestment of dividends	—	6,629
Repurchase of common stock	(14,085)	—
Dividends declared (Note 12)	(22,672)	(23,150)
Net increase (decrease) in net assets resulting from capital share transactions	(36,757)	(16,536)
Net increase (decrease) in net assets	(3,031)	4,553
Net assets at beginning of period	1,063,218	1,127,304
Net assets at end of period	$1,060,187	$1,131,857

The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollar amounts in thousands)
(unaudited)

	For the three month periods ended
	March 31, 2019	March 31, 2018
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$33,726	$21,089
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	298	252
Net accretion of discount on investments	(2,161)	(2,390)
Paid-in-kind interest	(1,052)	(213)
Net realized (gain) loss on investments	(899)	129
Net change in unrealized (appreciation) depreciation on investments	(5,265)	3,912
Cost of investments purchased and change in payable for investments purchased	(247,039)	(111,938)
Proceeds from sales and repayments of investments and change in receivable for investments sold	79,554	164,119
Changes in operating assets:
Interest receivable	(1,361)	(486)
Dividend receivable	(300)	(1,410)
Prepaid expenses and other assets	121	(159)
Changes in operating liabilities:
Due to Investment Adviser	(67)	35
Interest and credit facility fees payable	494	160
Base management and incentive fees payable	(303)	(546)
Administrative service fees payable	45	30
Other accrued expenses and liabilities	698	(101)
Net cash provided by (used in) operating activities	(143,511)	72,483
Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering and underwriting costs	—	(15)
Repurchase of common stock	(14,085)	—
Borrowings on SPV Credit Facility and Credit Facility	253,950	253,050
Repayments of SPV Credit Facility and Credit Facility	(107,626)	(288,078)
Debt issuance costs paid	(355)	(17)
Dividends paid in cash	(35,488)	(23,852)
Net cash provided by (used in) financing activities	96,396	(58,912)
Net increase (decrease) in cash and cash equivalents	(47,115)	13,571
Cash and cash equivalents, beginning of period	87,186	32,039
Cash and cash equivalents, end of period	$40,071	$45,610
Supplemental disclosures:
Interest paid during the period	$11,515	$7,682
Taxes, including excise tax, paid during the period	$225	$105
Dividends declared during the period	$22,672	$23,150
Reinvestment of dividends	$—	$6,629

The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2019
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	% of of Net Assets

First Lien Debt (76.51%)
Advanced Instruments, LLC	^+*	(2) (3) (13)	Healthcare & Pharmaceuticals	L + 5.25%	7.73%	11/1/2016	10/31/2022	$19,916	$19,679	$19,779	1.87%
Aero Operating, LLC (Dejana Industries, Inc.)	^+*	(2) (3) (13)	Business Services	L + 7.25%	9.74%	1/5/2018	12/29/2022	3,560	3,527	3,545	0.32
Alpha Packaging Holdings, Inc.	+*	(2) (3)	Containers, Packaging & Glass	L + 4.25%	6.85%	6/26/2015	5/12/2020	2,858	2,857	2,855	0.27
Alpine SG, LLC	^*	(2) (3)	High Tech Industries	L + 5.50%	8.24%	2/2/2018	11/16/2022	13,801	13,677	13,741	1.30
American Physician Partners, LLC	^+	(2) (3) (13)	Healthcare & Pharmaceuticals	L + 6.50%	9.10%	1/7/2019	12/21/2021	35,376	34,798	35,388	3.33
AMS Group HoldCo, LLC	^+*	(2) (3) (13)	Transportation: Cargo	L + 6.00%	8.60%	9/29/2017	9/29/2023	32,567	31,977	30,821	2.91
Analogic Corporation	^+*	(2) (3) (13)	Healthcare & Pharmaceuticals	L + 6.00%	8.50%	6/22/2018	6/22/2024	35,160	34,474	34,586	3.26
Anchor Hocking, LLC	^	(2) (3)	Durable Consumer Goods	L + 8.25%	10.99%	1/25/2019	1/25/2024	11,575	11,209	11,199	1.06
Apptio, Inc.	^	(2) (3) (13)	Software	L + 7.25%	9.74%	1/10/2019	1/10/2025	28,402	27,804	28,332	2.67
Avenu Holdings, LLC	+*	(2) (3)	Sovereign & Public Finance	L + 5.25%	7.85%	9/28/2018	9/28/2024	38,959	38,321	38,199	3.60
Brooks Equipment Company, LLC	+*	(2) (3)	Construction & Building	L + 5.00%	7.63%	6/26/2015	8/29/2020	2,502	2,494	2,499	0.24
Capstone Logistics Acquisition, Inc.	+*	(2) (3)	Transportation: Cargo	L + 4.50%	7.00%	6/26/2015	10/7/2021	14,306	14,238	14,295	1.35
Captive Resources Midco, LLC	^*	(2) (3) (13)	Banking, Finance, Insurance & Real Estate	L + 5.75%	8.25%	6/30/2015	12/18/2021	29,182	28,968	29,108	2.75
Central Security Group, Inc.	+*	(2) (3)	Consumer Services	L + 5.63%	8.13%	6/26/2015	10/6/2021	23,424	23,276	23,075	2.18
Chemical Computing Group ULC (Canada)	^*	(2) (3) (7) (13)	Software	L + 5.50%	8.00%	8/30/2018	8/30/2023	15,755	15,604	15,619	1.47
CIP Revolution Holdings, LLC	^+*	(2) (3) (13)	Media: Advertising, Printing & Publishing	L + 6.00%	8.61%	8/19/2016	8/19/2021	20,530	20,407	20,228	1.91
CircusTrix Holdings, LLC	^+*	(2) (3) (13)	Hotel, Gaming & Leisure	L + 5.50%	8.00%	2/2/2018	12/16/2021	9,190	9,125	9,037	0.85
Comar Holding Company, LLC	^*	(2) (3) (13)	Containers, Packaging & Glass	L + 5.25%	7.74%	6/18/2018	6/18/2024	27,137	26,527	26,647	2.51
Continuum Managed Services Holdco, LLC	^+*	(2) (3) (13)	High Tech Industries	L + 6.00%	8.50%	6/20/2017	6/8/2023	28,171	27,571	27,992	2.64
Dade Paper & Bag, LLC	^+*	(2) (3)	Forest Products & Paper	L + 7.50%	10.00%	6/9/2017	6/10/2024	49,125	48,363	48,771	4.60
Datto, Inc.	^+*	(2) (3) (13)	High Tech Industries	L + 8.00%	10.49%	12/7/2017	12/7/2022	35,622	35,199	36,349	3.43
Dent Wizard International Corporation	+	(2) (3)	Automotive	L + 4.00%	6.50%	4/28/2015	4/7/2020	884	882	881	0.08
Derm Growth Partners III, LLC (Dermatology Associates)	^	(2) (3)	Healthcare & Pharmaceuticals	L + 6.25%	8.85%	5/31/2016	5/31/2022	52,567	52,204	48,519	4.58
DermaRite Industries, LLC	^*	(2) (3) (13)	Healthcare & Pharmaceuticals	L + 7.00%	9.60%	3/3/2017	3/3/2022	21,803	21,584	21,654	2.04
Dimensional Dental Management, LLC	^	(2) (3) (11)	Healthcare & Pharmaceuticals	L + 6.75%	9.22%	2/12/2016	2/12/2021	33,674	33,301	28,213	2.66
Direct Travel, Inc.	^+*	(2) (3) (13)	Hotel, Gaming & Leisure	L + 6.50%	9.12%	10/14/2016	12/1/2021	35,287	34,899	35,162	3.32
DTI Holdco, Inc.	*	(2) (3)	High Tech Industries	L + 4.75%	7.49%	12/18/2018	9/30/2023	1,990	1,868	1,860	0.18

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2019
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	% of of Net Assets

First Lien Debt (76.51%) (continued)
EIP Merger Sub, LLC (Evolve IP)	^+*	(2) (3) (11)	Telecommunications	L + 5.75%	8.25%	6/7/2016	6/7/2022	$36,093	$35,465	$34,834	3.29%
Emergency Communications Network, LLC	^+*	(2) (3)	Telecommunications	L + 6.25%	8.75%	6/1/2017	6/1/2023	24,561	24,394	24,160	2.28
Ensono, LP	*	(2) (3)	Telecommunications	L + 5.25%	7.75%	4/30/2018	6/27/2025	8,602	8,517	8,505	0.80
Frontline Technologies Holdings, LLC	^	(2) (3) (13)	Software	L + 6.50%	9.10%	9/18/2017	9/18/2023	40,420	40,093	40,401	3.81
FWR Holding Corporation	^+*	(2) (3) (13)	Beverage, Food & Tobacco	L + 5.50%	8.00%	8/21/2017	8/21/2023	46,190	45,379	46,051	4.34
Green Energy Partners/Stonewall, LLC	+*	(2) (3)	Energy: Electricity	L + 5.50%	8.10%	6/26/2015	11/13/2021	19,700	19,459	19,256	1.82
GRO Sub Holdco, LLC (Grand Rapids)	^+*	(2) (3) (13)	Healthcare & Pharmaceuticals	L + 6.00%	8.60%	2/28/2018	2/22/2024	6,653	6,473	6,242	0.59
Hummel Station, LLC	+*	(2) (3)	Energy: Electricity	L + 6.00%	8.50%	2/3/2016	10/27/2022	14,753	14,095	13,924	1.31
Hydrofarm, LLC	^	(2) (3)	Wholesale	L+10.00% (30% cash/70% PIK)	12.49%	5/15/2017	5/12/2022	20,111	19,801	13,565	1.28
iCIMS, Inc.	^	(2) (3) (13)	Software	L + 6.50%	8.99%	9/12/2018	9/12/2024	20,025	19,630	19,798	1.87
Indra Holdings Corp. (Totes Isotoner)	^	(2) (3)	Non-durable Consumer Goods	L + 4.25%	6.83%	4/29/2014	5/1/2021	18,965	17,640	9,760	0.92
Innovative Business Services, LLC	^*	(2) (3) (13)	High Tech Industries	L + 5.50%	8.30%	4/5/2018	4/5/2023	16,266	15,775	15,917	1.50
Legacy.com, Inc.	^	(2) (3) (11)	High Tech Industries	L + 6.00%	8.55%	3/20/2017	3/20/2023	17,000	16,706	16,330	1.54
Mailgun Technologies, Inc.	^	(2) (3) (13)	High Tech Industries	L + 6.00%	8.61%	3/26/2019	3/26/2025	11,526	11,273	11,268	1.06
Maravai Intermediate Holdings, LLC	^*	(2) (3)	Healthcare & Pharmaceuticals	L + 4.25%	6.75%	8/2/2018	8/2/2025	19,900	19,723	19,737	1.86
Metrogistics, LLC	+*	(2) (3)	Transportation: Cargo	L + 6.50%	9.10%	12/13/2016	9/30/2022	17,402	17,247	17,326	1.63
Moxie Liberty, LLC	+*	(2) (3)	Energy: Electricity	L + 6.50%	9.10%	10/16/2017	8/21/2020	9,848	9,260	8,773	0.83
National Carwash Solutions, Inc.	^+	(2) (3) (13)	Automotive	L + 6.00%	8.49%	8/7/2018	4/28/2023	8,393	8,218	8,292	0.78
National Technical Systems, Inc.	^+*	(2) (3) (13)	Aerospace & Defense	L + 6.25%	8.74%	6/26/2015	6/12/2021	28,169	27,939	28,105	2.65
NES Global Talent Finance US, LLC (United Kingdom)	+*	(2) (3) (7)	Energy: Oil & Gas	L + 5.50%	8.24%	5/9/2018	5/11/2023	9,967	9,816	9,773	0.92
Nexus Technologies, LLC	*	(2) (3)	High Tech Industries	L + 5.50%	8.10%	12/11/2018	12/5/2023	6,219	6,162	6,083	0.57
NMI AcquisitionCo, Inc.	^+*	(2) (3) (13)	High Tech Industries	L + 6.75%	9.25%	9/6/2017	9/6/2022	51,296	50,562	49,646	4.68
North American Dental Management, LLC	^	(2) (3) (13)	Healthcare & Pharmaceuticals	L + 5.25%	7.81%	10/26/2018	7/7/2023	3,335	3,241	3,246	0.31
Northland Telecommunications Corporation	^*	(2) (3) (13)	Media: Broadcast & Subscription	L + 5.75%	8.24%	10/1/2018	10/1/2025	21,584	21,254	21,284	2.01
Plano Molding Company, LLC	^	(2) (3)	Hotel, Gaming & Leisure	L + 7.50%	9.99%	5/1/2015	5/12/2021	14,865	14,702	13,912	1.31

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2019
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	% of Net Assets

First Lien Debt (76.51%) (continued)
PPC Flexible Packaging, LLC	^+*	(2) (3) (13)	Containers, Packaging & Glass	L + 5.25%	7.75%	11/23/2018	11/23/2024	$13,767	$13,549	$13,437	1.27%
PPT Management Holdings, LLC	^	(2) (3)	Healthcare & Pharmaceuticals	L+1.00%, 6.50% PIK	9.99%	12/15/2016	12/16/2022	27,041	26,909	21,957	2.07
PricewaterhouseCoopers Public Sector LLP	^	(2) (3) (13)	Aerospace & Defense	L + 2.75%	5.24%	5/1/2018	5/1/2023	—	(128)	(104)	(0.01)
Prime Risk Partners, Inc.	^	(2) (3) (11) (13)	Banking, Finance, Insurance & Real Estate	L + 5.38%	8.11%	8/15/2017	8/13/2023	27,719	27,195	27,217	2.57
Prime Risk Partners, Inc.	^	(2) (3) (13)	Banking, Finance, Insurance & Real Estate	L + 5.38%	7.98%	8/15/2017	8/13/2023	2,186	2,089	2,151	0.20
Product Quest Manufacturing, LLC	^	(2) (3) (9)	Containers, Packaging & Glass	L + 6.75%	10.00%	9/21/2017	3/31/2019	2,794	2,794	2,794	0.26
Product Quest Manufacturing, LLC	^	(2) (3) (9) (11)	Containers, Packaging & Glass	L + 5.75%	5.75%	9/9/2015	9/9/2020	33,000	32,270	—	—
Prowler Acquisition Corp. (Pipeline Supply and Service, LLC)	+*	(2) (3)	Wholesale	L + 4.50%	7.00%	12/1/2017	1/28/2020	14,712	14,421	14,712	1.39
PSI Services, LLC	^	(2) (3)	Business Services	L + 5.00%	7.51%	9/19/2018	1/20/2023	4,527	4,472	4,458	0.42
QW Holding Corporation (Quala)	^+*	(2) (3) (13)	Environmental Industries	L + 5.75%	8.42%	8/31/2016	8/31/2022	39,060	38,443	38,646	3.65
Redwood Services Group, LLC	^*	(2) (3)	High Tech Industries	L + 6.00%	8.63%	11/13/2018	6/6/2023	6,028	5,983	6,004	0.57
Sapphire Convention, Inc. (Smart City)	^+*	(2) (3) (13)	Telecommunications	L + 5.25%	7.93%	11/20/2018	11/20/2025	28,793	28,159	28,270	2.67
Smile Doctors, LLC	^+*	(2) (3) (13)	Healthcare & Pharmaceuticals	L + 5.75%	8.36%	10/6/2017	10/6/2022	19,034	18,925	18,715	1.76
SolAero Technologies Corp.	^	(2) (3) (9)	Telecommunications	L + 5.25%	7.74%	5/24/2016	12/10/2020	24,362	23,787	14,688	1.39
SolAero Technologies Corp.	^	(2) (3)	Telecommunications	L+7.25%, 4.00% PIK	10.25%	9/6/2018	4/12/2019	5,494	5,476	5,494	0.52
Sovos Brands Intermediate, Inc.	^	(2) (3)	Beverage, Food & Tobacco	L + 5.00%	7.50%	11/16/2018	11/20/2025	20,050	19,858	19,799	1.87
SPay, Inc.	^+*	(2) (3) (13)	Hotel, Gaming & Leisure	L + 5.75%	8.26%	6/15/2018	6/15/2024	19,966	19,418	18,338	1.73
Superior Health Linens, LLC	^+*	(2) (3) (13)	Business Services	L + 7.50%	10.00%	9/30/2016	9/30/2021	22,137	21,941	21,861	2.06
Surgical Information Systems, LLC	^+*	(2) (3) (11)	High Tech Industries	L + 4.85%	7.34%	4/24/2017	4/24/2023	26,168	25,976	25,754	2.43
T2 Systems Canada, Inc.	+	(2) (3)	Transportation: Consumer	L + 6.75%	9.35%	5/24/2017	9/28/2022	3,959	3,893	3,949	0.37
T2 Systems, Inc.	^+*	(2) (3) (13)	Transportation: Consumer	L + 6.75%	9.35%	9/28/2016	9/28/2022	32,251	31,711	32,169	3.03
Tank Holding Corp.	^	(2) (3) (13)	Capital Equipment	L + 4.00%	6.49%	3/26/2019	3/26/2024	—	—	—	—
The Hilb Group, LLC	^	(2) (3) (11) (13)	Banking, Finance, Insurance & Real Estate	L + 6.00%	8.53%	6/24/2015	6/24/2021	50,949	50,459	50,093	4.72
The Topps Company, Inc.	+*	(2) (3)	Non-durable Consumer Goods	L + 6.00%	8.60%	6/26/2015	10/2/2020	22,065	21,905	22,065	2.08

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2019
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	% of of Net Assets

First Lien Debt (76.51%) (continued)
Transform SR Holdings, LLC	^	(2) (3) (11)	Retail	L + 7.25%	9.74%	2/11/2019	2/11/2024	$19,050	$18,863	$18,860	1.78%
Trump Card, LLC	^+*	(2) (3) (13)	Transportation: Cargo	L + 5.00%	7.61%	6/26/2018	4/21/2022	7,955	7,910	7,864	0.74
TSB Purchaser, Inc. (Teaching Strategies, LLC)	^+*	(2) (3) (13)	Media: Advertising, Printing & Publishing	L + 6.00%	8.60%	5/14/2018	5/14/2024	27,958	27,306	27,525	2.60
Tweddle Group, Inc.	^	(2) (3)	Media: Advertising, Printing & Publishing	L + 4.50%	6.99%	9/17/2018	9/17/2023	2,080	2,052	2,069	0.20
U.S. Acute Care Solutions, LLC	+	(2) (3)	Healthcare & Pharmaceuticals	L + 5.00%	7.60%	2/21/2019	5/15/2021	4,298	4,241	4,293	0.40
USLS Acquisition, Inc.	^*	(2) (3) (13)	Business Services	L + 5.75%	8.35%	11/30/2018	11/30/2024	19,128	18,696	18,623	1.76
VRC Companies, LLC	^+*	(2) (3) (13)	Business Services	L + 6.50%	9.01%	3/31/2017	3/31/2023	56,995	56,282	56,564	5.34
Watchfire Enterprises, Inc.	*	(2) (3)	Media: Advertising, Printing & Publishing	L + 4.25%	6.85%	6/9/2017	10/2/2020	1,248	1,242	1,248	0.12
Westfall Technik, Inc.	^	(2) (3) (13)	Chemicals, Plastics & Rubber	L + 5.00%	7.60%	9/13/2018	9/13/2024	19,936	19,479	19,376	1.83
Zemax Software Holdings, LLC	^*	(2) (3) (13)	Software	L + 5.75%	8.35%	6/25/2018	6/25/2024	10,223	10,091	10,132	0.96
Zenith Merger Sub, Inc.	^+*	(2) (3) (13)	Business Services	L + 5.50%	8.10%	12/13/2017	12/13/2023	15,583	15,347	15,417	1.45
First Lien Debt Total									$1,718,671	$1,648,980	155.54%
Second Lien Debt (10.63%)
Access CIG, LLC	^	(2) (3)	Business Services	L + 7.75%	10.24%	2/14/2018	2/27/2026	$2,700	$2,678	$2,653	0.25%
Aimbridge Acquisition Co., Inc.	^	(2) (3)	Hotel, Gaming & Leisure	L + 7.50%	9.99%	2/1/2019	2/1/2027	7,727	7,594	7,631	0.72
AmeriLife Group, LLC	^*	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 8.75%	11.25%	7/9/2015	1/10/2023	22,000	21,722	21,945	2.07
AQA Acquisition Holding, Inc.	^	(2) (3)	High Tech Industries	L + 8.00%	10.49%	10/1/2018	5/24/2024	40,000	39,636	39,892	3.77
Argon Medical Devices Holdings, Inc.	^*	(2) (3)	Healthcare & Pharmaceuticals	L + 8.00%	10.50%	11/2/2017	1/23/2026	9,497	9,439	9,458	0.89
Brave Parent Holdings, Inc.	^*	(2) (3)	Software	L + 7.50%	10.00%	10/3/2018	4/19/2026	19,062	18,626	18,495	1.74
Drew Marine Group Inc.	^+*	(2) (3)	Chemicals, Plastics & Rubber	L + 7.00%	9.50%	11/19/2013	5/19/2021	12,500	12,488	12,423	1.17
Outcomes Group Holdings, Inc.	^*	(2) (3)	Business Services	L + 7.50%	10.00%	10/23/2018	10/26/2026	4,500	4,500	4,484	0.42
Pharmalogic Holdings Corp.	^	(2) (3) (13)	Healthcare & Pharmaceuticals	L + 8.00%	10.50%	6/7/2018	12/11/2023	563	560	563	0.05
Project Accelerate Parent, LLC	^*	(2) (3)	Software	L + 8.50%	10.99%	1/2/2018	1/2/2026	22,500	21,996	22,214	2.10
Prowler Acquisition Corp. (Pipeline Supply and Service, LLC)	^	(2) (3)	Wholesale	L + 8.50%	11.00%	1/24/2014	7/28/2020	3,000	2,973	3,000	0.28
Reladyne, Inc.	^+*	(2) (3) (13)	Wholesale	L + 9.50%	12.10%	4/19/2018	1/21/2023	12,242	12,048	12,234	1.15
Santa Cruz Holdco, Inc.	^	(2) (3)	Non-durable Consumer Goods	L + 8.25%	10.85%	12/15/2017	12/13/2024	17,137	16,988	17,059	1.61
Tank Holding Corp.	^	(2) (3)	Capital Equipment	L + 8.25%	10.74%	3/26/2019	3/26/2027	37,380	36,634	36,633	3.46
Ultimate Baked Goods MIDCO, LLC (Rise Baking)	^	(2) (3)	Beverage, Food & Tobacco	L + 8.00%	10.50%	8/9/2018	8/9/2026	8,333	8,179	8,227	0.78

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2019
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	% of of Net Assets

Second Lien Debt (10.63%) (continued)
Watchfire Enterprises, Inc.	^	(2) (3)	Media: Advertising, Printing & Publishing	L + 8.00%	10.60%	10/2/2013	10/2/2021	$7,000	$6,953	$6,990	0.66%
Zywave, Inc.	^	(2) (3)	High Tech Industries	L + 9.00%	11.49%	11/18/2016	11/17/2023	4,950	4,894	4,950	0.47
Second Lien Debt Total									$227,908	$228,851	21.59%

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Type	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of of Net Assets
Equity Investments (1.00%)
ANLG Holdings, LLC	^	(6)	Healthcare & Pharmaceuticals	Common stock	6/22/2018	879,689	$880	$880	0.08%
Avenu Holdings, LLC	^	(6)	Sovereign & Public Finance	Common stock	9/28/2018	172,413	172	165	0.02
CIP Revolution Holdings, LLC	^	(6)	Media: Advertising, Printing & Publishing	Common stock	8/19/2016	31,825	318	264	0.03
Dade Paper & Bag, LLC	^	(6)	Forest Products & Paper	Common stock	6/9/2017	1,500,000	1,500	2,903	0.27
DecoPac, Inc.	^	(6)	Non-durable Consumer Goods	Common stock	9/29/2017	1,500,000	1,500	1,784	0.17
Derm Growth Partners III, LLC (Dermatology Associates)	^	(6)	Healthcare & Pharmaceuticals	Common stock	5/31/2016	1,000,000	1,000	138	0.01
GRO Sub Holdco, LLC (Grand Rapids)	^	(6)	Healthcare & Pharmaceuticals	Common stock	3/29/2018	500,000	500	220	0.02
Legacy.com, Inc.	^	(6)	High Tech Industries	Common stock	3/20/2017	1,500,000	1,500	941	0.09
Mailgun Technologies, Inc.	^	(6)	High Tech Industries	Common stock	3/26/2019	423,729	424	424	0.04
North Haven Goldfinch Topco, LLC	^	(6)	Containers, Packaging & Glass	Common stock	6/18/2018	2,314,815	2,315	2,362	0.22
Power Stop Intermediate Holdings, LLC	^	(6)	Automotive	Common stock	5/29/2015	7,150	—	34	—
PPC Flexible Packaging, LLC	^	(6)	Containers, Packaging & Glass	Common stock	2/1/2019	965	965	965	0.09
Rough Country, LLC	^	(6)	Durable Consumer Goods	Common stock	5/25/2017	754,775	755	1,040	0.10
SiteLock Group Holdings, LLC	^	(6)	High Tech Industries	Common stock	4/5/2018	446,429	446	552	0.06
T2 Systems Parent Corporation	^	(6)	Transportation: Consumer	Common stock	9/28/2016	555,556	556	571	0.06
Tailwind HMT Holdings Corp.	^	(6)	Energy: Oil & Gas	Common stock	11/17/2017	20,000	2,000	2,673	0.25
Tank Holding Corp.	^	(6)	Capital Equipment	Common stock	3/26/2019	850	850	850	0.08
THG Acquisition, LLC (The Hilb Group, LLC)	^	(6)	Banking, Finance, Insurance & Real Estate	Common stock	6/24/2015	1,500,000	1,500	2,805	0.26
Tweddle Holdings, Inc.	^	(6)	Media: Advertising, Printing & Publishing	Common stock	9/17/2018	17,208	—	—	—
USLS Acquisition, Inc.	^	(6)	Business Services	Common stock	11/30/2018	640,569	641	641	0.06
Zenith American Holding, Inc.	^	(6)	Business Services	Preferred stock	12/13/2017	782,384	782	1,181	0.11
Zenith American Holding, Inc.	^	(6)	Business Services	Common stock	12/13/2017	782,384	—	—	—
Zillow Topco LP	^	(6)	Software	Common stock	6/25/2018	312,500	313	313	0.03
Equity Investments Total							$18,917	$21,706	2.05%
Total investments—non-controlled/non-affiliated							$1,965,496	$1,899,537	179.18%

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2019
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/affiliated		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (0.67%)
TwentyEighty, Inc. - Revolver	^	(2) (3) (12) (13)	Business Services	L + 8.00%	10.60%	1/31/2017	3/21/2020	$—	$(3)	$—	—%
TwentyEighty, Inc. - (Term A Loans)	^	(2) (3) (12)	Business Services	L + 8.00%	10.60%	1/31/2017	3/21/2020	268	267	268	0.03
TwentyEighty, Inc. - (Term B Loans)	^	(12)	Business Services	N/A	8.00% (4.00% cash, 4.00% PIK)	1/31/2017	3/21/2020	7,064	6,950	6,923	0.65
TwentyEighty, Inc. - (Term C Loans)	^	(12)	Business Services	N/A	9.00% (0.25% cash, 8.75% PIK)	1/31/2017	3/21/2020	7,276	6,867	7,130	0.67
First Lien Debt Total									$14,081	$14,321	1.35%

Investments—non-controlled/affiliated		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (0.31%)
TwentyEighty Investors LLC	^	(6) (12)	Business Services	1/31/2017	69.786	$—	$6,760	0.64%
Equity Investments Total						$—	$6,760	0.64%
Total investments—non-controlled/affiliated						$14,081	$21,081	1.99%

Investments—controlled/affiliated		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par Amount/ LLC Interest	Cost	Fair Value (5)	% of Net Assets
Investment Fund (10.88%)
Middle Market Credit Fund, LLC, Mezzanine Loan	^	(2) (7) (8) (10)	Investment Fund	L+9.00%	11.77%	6/30/2016	3/22/2020	$123,800	$123,800	$123,800	11.68%
Middle Market Credit Fund, LLC, Subordinated Loan and Member’s Interest	^	(7) (10)	Investment Fund	N/A	0.001%	2/29/2016	3/1/2021	118,001	118,001	110,791	10.44%
Investment Fund Total									$241,801	$234,591	22.12%
Total investments—controlled/affiliated									$241,801	$234,591	22.12%
Total investments									$2,221,378	$2,155,209	203.29%

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2019
(dollar amounts in thousands)
(unaudited)

^ Denotes that all or a portion of the assets are owned by TCG BDC, Inc. (together with its consolidated subsidiaries, “we,” “us,” “our,” “TCG BDC” or the “Company”). The Company has entered into a senior secured revolving credit facility (as amended, the “Credit Facility”). The lenders of the Credit Facility have a first lien security interest in substantially all of the portfolio investments held by the Company (see Note 6, Borrowings). Accordingly, such assets are not available to creditors of the TCG BDC SPV LLC (the “SPV”) or Carlyle Direct Lending CLO 2015-1R LLC (formerly known as Carlyle GMS Finance MM CLO 2015-1 LLC) (the “2015-1 Issuer”).
+ Denotes that all or a portion of the assets are owned by the Company’s wholly owned subsidiary, the SPV. The SPV has entered into a senior secured revolving credit facility (as amended, the “SPV Credit Facility” and, together with the Credit Facility, the “Facilities”). The lenders of the SPV Credit Facility have a first lien security interest in substantially all of the assets of the SPV (see Note 6, Borrowings). Accordingly, such assets are not available to creditors of the Company or the 2015-1 Issuer.
* Denotes that all or a portion of the assets are owned by the Company's wholly owned subsidiary, the 2015-1 Issuer, and secure the notes issued in connection with a term debt securitization completed by the Company on June 26, 2015 (see Note 7, Notes Payable). Accordingly, such assets are not available to the creditors of the Company or the SPV.

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company are domiciled in the United States. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of March 31, 2019, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of March 31, 2019, the Company is not an “affiliated person” of any of these portfolio companies. Certain portfolio company investments are subject to contractual restrictions on sales.

(2)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of March 31, 2019. As of March 31, 2019, the reference rates for our variable rate loans were the 30-day LIBOR at 2.49%, the 90-day LIBOR at 2.60% and the 180-day LIBOR at 2.66%.

(3)	Loan includes interest rate floor feature, which is generally 1.00%.

(4)
Amortized cost represents original cost, including origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion/amortization of discounts/premiums, as applicable, on debt investments using the effective interest method.

(5)
Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (see Note 2, Significant Accounting Policies, and Note 3, Fair Value Measurements), pursuant to the Company’s valuation policy. The fair value of all first lien and second lien debt investments, equity investments and the investment fund was determined using significant unobservable inputs.

(6)
Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act, unless otherwise noted. As of March 31, 2019, the aggregate fair value of these securities is $28,466, or 2.68% of the Company’s net assets.

(7)
The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.

(8)	Represents a corporate mezzanine loan, which is subordinated to senior secured term loans of the portfolio company/investment fund.

(9)	Loan was on non-accrual status as of March 31, 2019.
(10)Under the Investment Company Act, the Company is deemed to be an “affiliated person” of and “control” this investment fund because the Company owns more than 25% of the investment fund’s outstanding voting securities and/or has the power to exercise control over management or policies of such investment fund. See Note 5, Middle Market Credit Fund, LLC, for more details. Transactions related to investments in controlled affiliates for the three month period ended March 31, 2019, were as follows:

Investments—controlled/affiliated	Fair Value as of December 31, 2018	Additions/ Purchases	Reductions/ Sales/ Paydowns	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of March 31, 2019	Dividend and Interest Income
Middle Market Credit Fund, LLC, Mezzanine Loan	$112,000	$30,500	$(18,700)	$—	$—	$123,800	$3,538
Middle Market Credit Fund, LLC, Subordinated Loan and Member’s Interest	110,295	—	—	—	496	110,791	4,000
Total investments—controlled/affiliated	$222,295	$30,500	$(18,700)	$—	$496	$234,591	$7,538

(11)
In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company is entitled to receive additional interest as a result of an agreement among lenders as follows: Dimensional Dental Management, LLC (4.53%), EIP Merger Sub, LLC (Evolve IP) (3.75%), Legacy.com Inc. (4.01%), Prime Risk Partners, Inc. (2.89%), Product Quest Manufacturing, LLC (3.54%), Surgical Information Systems, LLC (1.13%), Transform SR Holdings, LLC (nil) and The Hilb Group, LLC (3.39%). Pursuant to the agreement among lenders in respect of this loan, this investment represents a first lien/last out loan, which has a secondary priority behind the first lien/first out loan with respect to principal, interest and other payments.

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2019
(dollar amounts in thousands)
(unaudited)

(12)
Under the Investment Company Act, the Company is deemed an “affiliated person” of this portfolio company because the Company owns 5% or more of the portfolio company’s outstanding voting securities. Transactions related to investments in non-controlled affiliates for the three month period ended March 31, 2019, were as follows:

Investments—non-controlled/affiliated	Fair Value as of December 31, 2018	Purchases/ Paid-in-kind interest	Sales/ Paydowns	Net Accretion of Discount	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair value as of March 31, 2019	Interest Income
TwentyEighty, Inc. - Revolver	$—	$—	$—	$—	$—	$—	$—	$—
TwentyEighty, Inc. - (Term A Loans)	316	—	(48)	—	—	—	268	11
TwentyEighty, Inc. - (Term B Loans)	6,855	69	—	27	—	(28)	6,923	139
TwentyEighty, Inc. - (Term C Loans)	6,981	152	—	40	—	(43)	7,130	160
TwentyEighty Investors LLC (Equity)	4,391	—	—	—	—	2,369	6,760	—
Total investments—non-controlled/affiliated	$18,543	$221	$(48)	$67	$—	$2,298	$21,081	$310

(13)	As of March 31, 2019, the Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
First and Second Lien Debt—unfunded delayed draw and revolving term loans commitments
Advanced Instruments, LLC	Revolver	0.50%	$1,167	$(8)
Aero Operating LLC (Dejana Industries, Inc.)	Revolver	1.00	181	(1)
American Physician Partners, LLC	Delayed Draw	1.00	4,200	1
American Physician Partners, LLC	Revolver	0.50	1,875	1
AMS Group HoldCo, LLC	Delayed Draw	1.00	4,009	(57)
AMS Group HoldCo, LLC	Revolver	0.50	810	(41)
Analogic Corporation	Revolver	0.50	3,365	(50)
Apptio, Inc.	Revolver	0.50	2,367	(5)
Captive Resources Midco, LLC	Delayed Draw	1.25	3,571	(8)
Captive Resources Midco, LLC	Revolver	0.50	2,143	(4)
Chemical Computing Group ULC	Revolver	0.50	903	(7)
CIP Revolution Holdings, LLC	Revolver	0.50	532	(8)
CircusTrix Holdings, LLC	Delayed Draw	1.00	1,115	(16)
Comar Holding Company, LLC	Delayed Draw	1.00	5,136	(73)
Comar Holding Company, LLC	Revolver	0.50	2,011	(29)
Continuum Managed Services HoldCo, LLC	Revolver	0.50	2,500	(15)
Datto, Inc.	Revolver	0.50	726	15
DermaRite Industries LLC	Revolver	0.50	1,800	(11)
Direct Travel, Inc.	Delayed Draw	1.00	1,786	(6)
Frontline Technologies Holdings, LLC	Delayed Draw	1.00	5,991	(2)
FWR Holding Corporation	Delayed Draw	1.00	203	(1)

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2019
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
FWR Holding Corporation	Revolver	0.50%	$3,333	$(9)
GRO Sub Holdco, LLC (Grand Rapids)	Delayed Draw	1.00	7,000	(83)
GRO Sub Holdco, LLC (Grand Rapids)	Revolver	0.50	1,071	(13)
iCIMS, Inc.	Revolver	0.50	1,252	(13)
Innovative Business Services, LLC	Delayed Draw	1.00	3,886	(61)
Innovative Business Services, LLC	Revolver	0.50	2,232	(35)
Mailgun Technologies, Inc.	Revolver	0.50	1,342	(27)
National Carwash Solutions, Inc.	Delayed Draw	1.00	1,494	(14)
National Carwash Solutions, Inc.	Revolver	0.50	391	(4)
National Technical Systems, Inc.	Revolver	0.50	2,500	(5)
NMI AcquisitionCo, Inc.	Revolver	0.50	435	(14)
North American Dental Management, LLC	Delayed Draw	1.00	1,715	(30)
Northland Telecommunications Corporation	Revolver	0.50	1,702	(22)
Pharmalogic Holdings Corp.	Delayed Draw	1.00	236	—
PPC Flexible Packaging, LLC	Revolver	0.50	1,884	(40)
PricewaterhouseCoopers Public Sector LLP	Revolver	0.50	6,250	(104)
Prime Risk Partners, Inc.	Delayed Draw	0.50	190	(3)
Prime Risk Partners, Inc.	Delayed Draw	0.50	2,364	(39)
QW Holding Corporation (Quala)	Delayed Draw	1.00	5,419	(50)
Reladyne, Inc.	Delayed Draw	1.00	897	(1)
Sapphire Convention, Inc.	Revolver	0.50	4,528	(71)
Smile Doctors, LLC	Delayed Draw	1.00	4,560	(59)
Smile Doctors, LLC	Revolver	0.50	964	(13)
SPay, Inc.	Delayed Draw	1.00	9,545	(170)
SPay, Inc.	Revolver	0.50	1,227	(84)
Superior Health Linens, LLC	Revolver	0.50	700	(9)
T2 Systems, Inc.	Revolver	0.50	1,760	(4)
Tank Holding Corp. (1L)	Revolver	0.50	47	—
The Hilb Group, LLC	Delayed Draw	1.00	9,765	(138)
Trump Card, LLC	Revolver	0.50	606	(6)
TSB Purchaser, Inc. (Teaching Strategies, LLC)	Revolver	0.50	1,891	(27)
TwentyEighty, Inc. (f/k/a Miller Heiman, Inc.)	Revolver	0.50	607	—
USLS Acquisition, Inc.	Delayed Draw	1.00	3,168	(69)
USLS Acquisition, Inc.	Revolver	0.50	946	(21)
VRC Companies, LLC	Delayed Draw	1.00	374	(3)

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2019
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
VRC Companies, LLC	Revolver	0.50%	$918	$(7)
Westfall Technik, Inc.	Delayed Draw	1.00	5,022	(100)
Westfall Technik, Inc.	Revolver	0.50	3,017	(60)
Zemax Software Holdings, LLC	Revolver	0.50	1,284	(10)
Zenith Merger Sub, Inc.	Delayed Draw	1.00	4,252	(31)
Zenith Merger Sub, Inc.	Revolver	0.50	3,180	(23)
Total unfunded commitments			$150,345	$(1,797)

As of March 31, 2019, investments at fair value consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt (excluding First Lien/Last Out)	$1,492,517	$1,462,000	67.84%
First Lien/Last Out Unitranche	240,235	201,301	9.34
Second Lien Debt	227,908	228,851	10.62
Equity Investments	18,917	28,466	1.32
Investment Fund	241,801	234,591	10.88
Total	$2,221,378	$2,155,209	100.00%
The rate type of debt investments at fair value as of  March 31, 2019 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value of First and Second Lien Debt
Floating Rate	$1,946,843	$1,878,099	99.26%
Fixed Rate	13,817	14,053	0.74
Total	$1,960,660	$1,892,152	100.00%

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2019
(dollar amounts in thousands)
(unaudited)

The industry composition of investments at fair value as of March 31, 2019 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$27,811	$28,001	1.30%
Automotive	9,100	9,207	0.43
Banking, Finance, Insurance & Real Estate	131,933	133,319	6.18
Beverage, Food & Tobacco	73,416	74,077	3.44
Business Services	142,947	150,508	6.98
Capital Equipment	37,484	37,483	1.74
Chemicals, Plastics & Rubber	31,967	31,799	1.47
Construction & Building	2,494	2,499	0.12
Consumer Services	23,276	23,075	1.07
Containers, Packaging & Glass	81,277	49,060	2.28
Durable Consumer Goods	11,964	12,239	0.57
Energy: Electricity	42,814	41,953	1.95
Energy: Oil & Gas	11,816	12,446	0.58
Environmental Industries	38,443	38,646	1.79
Forest Products & Paper	49,863	51,674	2.40
Healthcare & Pharmaceuticals	287,931	273,588	12.69
High Tech Industries	257,652	257,703	11.96
Hotel, Gaming & Leisure	85,738	84,080	3.90
Investment Fund	241,801	234,591	10.88
Media: Broadcast & Subscription	21,254	21,284	0.99
Media: Advertising, Printing & Publishing	58,278	58,324	2.71
Non-durable Consumer Goods	58,033	50,668	2.35
Retail	18,863	18,860	0.87
Software	154,157	155,304	7.21
Sovereign & Public Finance	38,493	38,364	1.78
Telecommunications	125,798	115,951	5.38
Transportation: Cargo	71,372	70,306	3.26
Transportation: Consumer	36,160	36,689	1.70
Wholesale	49,243	43,511	2.02
Total	$2,221,378	$2,155,209	100.00%

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2019
(dollar amounts in thousands)
(unaudited)

The geographical composition of investments at fair value as of March 31, 2019 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Canada	$15,604	$15,619	0.73%
United Kingdom	9,816	9,773	0.45
United States	2,195,958	2,129,817	98.82
Total	$2,221,378	$2,155,209	100.00%
The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2018
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	% of Net Assets

First Lien Debt (77.62%)
Advanced Instruments, LLC	^+*	(2) (3) (13)	Healthcare & Pharmaceuticals	L + 5.25%	7.63%	11/1/2016	10/31/2022	$19,967	$19,716	$19,804	1.86%
Aero Operating, LLC (Dejana Industries, Inc.)	^+*	(2) (3) (13)	Business Services	L + 7.25%	9.60%	1/5/2018	12/29/2022	3,556	3,520	3,512	0.33
Alpha Packaging Holdings, Inc.	+*	(2) (3)	Containers, Packaging & Glass	L + 4.25%	7.05%	6/26/2015	5/12/2020	2,866	2,865	2,858	0.27
Alpine SG, LLC	^*	(2) (3)	High Tech Industries	L + 6.00%	8.52%	2/2/2018	11/16/2022	9,695	9,607	9,659	0.91
AMS Group HoldCo, LLC	^+*	(2) (3) (13)	Transportation: Cargo	L + 6.00%	8.80%	9/29/2017	9/29/2023	32,612	31,996	31,721	2.98
Analogic Corporation	^+*	(2) (3) (13)	Healthcare & Pharmaceuticals	L + 6.00%	8.52%	6/22/2018	6/22/2024	35,249	34,536	34,414	3.23
Avenu Holdings, LLC	+*	(2) (3)	Sovereign & Public Finance	L + 5.25%	8.05%	9/28/2018	9/28/2024	39,057	38,396	38,354	3.60
Brooks Equipment Company, LLC	+*	(2) (3)	Construction & Building	L + 5.00%	7.71%	6/26/2015	8/29/2020	2,502	2,492	2,496	0.23
Capstone Logistics Acquisition, Inc.	+*	(2) (3)	Transportation: Cargo	L + 4.50%	7.02%	6/26/2015	10/7/2021	14,306	14,234	14,262	1.34
Captive Resources Midco, LLC	^+*	(2) (3) (13)	Banking, Finance, Insurance & Real Estate	L + 5.75%	8.27%	6/30/2015	12/18/2021	29,441	29,212	29,139	2.74
Central Security Group, Inc.	+*	(2) (3)	Consumer Services	L + 5.63%	8.15%	6/26/2015	10/6/2021	30,349	30,142	29,742	2.80
Chemical Computing Group ULC (Canada)	^*	(2) (3) (7) (13)	Software	L + 5.50%	8.02%	8/30/2018	8/30/2023	15,794	15,636	15,617	1.47
CIP Revolution Holdings, LLC	^+*	(2) (3) (13)	Media: Advertising, Printing & Publishing	L + 6.00%	8.80%	8/19/2016	8/19/2021	20,592	20,463	20,358	1.91
CircusTrix Holdings, LLC	^+*	(2) (3) (13)	Hotel, Gaming & Leisure	L + 5.50%	8.02%	2/2/2018	12/16/2021	9,212	9,001	8,972	0.84
Comar Holding Company, LLC	^*	(2) (3) (13)	Containers, Packaging & Glass	L + 5.25%	7.77%	6/18/2018	6/18/2024	27,086	26,452	26,505	2.49
Continuum Managed Services Holdco, LLC	^+*	(2) (3) (13)	High Tech Industries	L + 6.25%	8.53%	6/20/2017	6/8/2023	28,243	27,621	27,711	2.60
Dade Paper & Bag, LLC	^+*	(2) (3)	Forest Products & Paper	L + 7.50%	10.02%	6/9/2017	6/10/2024	49,250	48,464	47,798	4.49
Datto, Inc.	^*	(2) (3) (13)	High Tech Industries	L + 8.00%	10.46%	12/7/2017	12/7/2022	35,622	35,178	35,280	3.31
Dent Wizard International Corporation	+	(2) (3)	Automotive	L + 4.00%	6.51%	4/28/2015	4/7/2020	886	885	881	0.08
Derm Growth Partners III, LLC (Dermatology Associates)	^+*	(2) (3) (13)	Healthcare & Pharmaceuticals	L + 6.25%	9.05%	5/31/2016	5/31/2022	51,599	51,203	50,946	4.78
DermaRite Industries, LLC	^*	(2) (3) (13)	Healthcare & Pharmaceuticals	L + 7.00%	9.52%	3/3/2017	3/3/2022	22,328	22,097	21,399	2.01
Dimensional Dental Management, LLC	^	(2) (3) (11)	Healthcare & Pharmaceuticals	L + 6.75%	9.28%	2/12/2016	2/12/2021	33,674	33,276	28,172	2.65
Direct Travel, Inc.	^+*	(2) (3) (13)	Hotel, Gaming & Leisure	L + 6.50%	9.30%	10/14/2016	12/1/2021	35,292	34,878	34,975	3.28
DTI Holdco, Inc.	^*	(2) (3)	High Tech Industries	L + 4.75%	7.28%	12/18/2018	9/30/2023	1,995	1,870	1,860	0.17

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2018
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (77.62%) (continued)
EIP Merger Sub, LLC (Evolve IP)	^+*	(2) (3) (11)	Telecommunications	L + 5.75%	8.27%	6/7/2016	6/7/2022	$36,093	$35,433	$35,169	3.30%
Emergency Communications Network, LLC	^+*	(2) (3)	Telecommunications	L + 6.25%	8.75%	6/1/2017	6/1/2023	24,625	24,452	24,133	2.27
Ensono, LP	*	(2) (3)	Telecommunications	L + 5.25%	7.77%	4/30/2018	6/27/2025	8,623	8,618	8,450	0.79
Frontline Technologies Holdings, LLC	^	(2) (3) (13)	Software	L + 6.50%	9.02%	9/18/2017	9/18/2023	38,804	38,456	38,450	3.61
FWR Holding Corporation	^+*	(2) (3) (13)	Beverage, Food & Tobacco	L + 5.75%	8.26%	8/21/2017	8/21/2023	46,755	45,782	46,393	4.36
Green Energy Partners/Stonewall, LLC	+*	(2) (3)	Energy: Electricity	L + 5.50%	8.30%	6/26/2015	11/13/2021	19,750	19,494	19,536	1.83
GRO Sub Holdco, LLC (Grand Rapids)	^+*	(2) (3) (13)	Healthcare & Pharmaceuticals	L + 6.00%	8.80%	2/28/2018	2/22/2024	6,661	6,466	6,209	0.58
Hummel Station, LLC	+*	(2) (3)	Energy: Electricity	L + 6.00%	8.52%	2/3/2016	10/27/2022	14,790	14,164	14,422	1.35
Hydrofarm, LLC	^	(2) (3)	Wholesale	L+10.00% (30% cash/70% PIK)	12.50%	5/15/2017	5/12/2022	20,306	19,958	13,989	1.31
iCIMS, Inc.	^	(2) (3) (13)	Software	L + 6.50%	8.94%	9/12/2018	9/12/2024	20,025	19,616	19,297	1.81
Indra Holdings Corp. (Totes Isotoner)	^	(2) (3)	Non-durable Consumer Goods	L + 4.25%	6.77%	4/29/2014	5/1/2021	18,965	17,561	9,483	0.89
Innovative Business Services, LLC	^*	(2) (3) (13)	High Tech Industries	L + 5.50%	7.91%	4/5/2018	4/5/2023	16,307	15,789	15,948	1.50
Legacy.com, Inc.	^	(2) (3) (11)	High Tech Industries	L + 6.00%	8.79%	3/20/2017	3/20/2023	17,000	16,696	16,827	1.58
Maravai Intermediate Holdings, LLC	^*	(2)	Healthcare & Pharmaceuticals	L + 4.25%	6.81%	8/2/2018	8/2/2025	19,950	19,766	19,719	1.85
Metrogistics, LLC	+*	(2) (3)	Transportation: Cargo	L + 6.50%	9.00%	12/13/2016	9/30/2022	17,517	17,349	17,424	1.65
Moxie Liberty, LLC	+*	(2) (3)	Energy: Electricity	L + 6.50%	9.30%	10/16/2017	8/21/2020	9,873	9,208	8,964	0.84
National Carwash Solutions, Inc.	^+	(2) (3) (13)	Automotive	L + 6.00%	8.35%	8/7/2018	4/28/2023	5,843	5,662	5,688	0.53
National Technical Systems, Inc.	^+*	(2) (3) (13)	Aerospace & Defense	L + 6.25%	8.87%	6/26/2015	6/12/2021	28,237	27,990	28,160	2.64
NES Global Talent Finance US, LLC (United Kingdom)	+*	(2) (3) (8)	Energy: Oil & Gas	L + 5.50%	8.03%	5/9/2018	5/11/2023	9,992	9,833	9,695	0.91
Nexus Technologies, LLC	^	(2) (3)	High Tech Industries	L + 5.50%	8.30%	12/11/2018	12/5/2023	6,234	6,177	6,158	0.58
NMI AcquisitionCo, Inc.	^+*	(2) (3) (13)	High Tech Industries	L + 6.75%	9.27%	9/6/2017	9/6/2022	51,424	50,646	49,501	4.65
North American Dental Management, LLC	^	(2) (3) (13)	Healthcare & Pharmaceuticals	L + 5.25%	8.04%	10/26/2018	7/7/2023	2,060	1,962	1,973	0.19
Northland Telecommunications Corporation	^*	(2) (3) (13)	Media: Broadcast & Subscription	L + 5.75%	8.10%	10/1/2018	10/1/2025	21,638	21,297	21,311	2.00

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2018
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (77.62%) (continued)
Payment Alliance International, Inc.	^	(2) (3) (11)	Business Services	L + 6.05%	8.13%	9/15/2017	9/15/2021	$23,723	$23,324	$23,588	2.22%
Plano Molding Company, LLC	^	(2) (3)	Hotel, Gaming & Leisure	L + 7.50%	9.98%	5/1/2015	5/12/2021	14,902	14,726	13,729	1.29
PPC Flexible Packaging, LLC	^+	(2) (3) (13)	Containers, Packaging & Glass	L + 5.25%	7.77%	11/23/2018	11/23/2024	11,962	11,761	11,839	1.11
PPT Management Holdings, LLC	^	(2) (3)	Healthcare & Pharmaceuticals	L+7.50% (100% PIK)	9.85%	12/15/2016	12/16/2022	26,820	26,675	22,194	2.08
PricewaterhouseCoopers Public Sector LLP	^	(2) (3) (13)	Aerospace & Defense	L + 2.75%	5.25%	5/1/2018	5/1/2023	—	(131)	(160)	(0.02)
Prime Risk Partners, Inc.	^	(2) (3) (11) (13)	Banking, Finance, Insurance & Real Estate	L + 5.00%	7.80%	8/15/2017	8/13/2023	24,389	23,906	23,466	2.20
Prime Risk Partners, Inc.	^	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 5.00%	7.44%	8/15/2017	8/13/2023	1,925	1,887	1,871	0.18
Product Quest Manufacturing, LLC	^	(2) (3) (13)	Containers, Packaging & Glass	L + 6.75%	10.00%	9/21/2017	3/31/2019	4,051	4,051	4,051	0.38
Product Quest Manufacturing, LLC	^	(2) (3) (9) (11)	Containers, Packaging & Glass	L + 5.75%	8.09%	9/9/2015	9/9/2020	33,000	32,270	—	—
Prowler Acquisition Corp. (Pipeline Supply and Service, LLC)	+*	(2) (3)	Wholesale	L + 4.50%	7.30%	12/1/2017	1/28/2020	14,752	14,396	14,663	1.38
PSI Services, LLC	^	(2) (3)	Business Services	L + 5.00%	7.52%	9/19/2018	1/20/2023	4,546	4,487	4,445	0.42
QW Holding Corporation (Quala)	^+*	(2) (3)	Environmental Industries	L + 6.75%	9.22%	8/31/2016	8/31/2022	36,179	35,604	35,835	3.37
Redwood Services Group, LLC	*	(2) (3)	High Tech Industries	L + 6.00%	8.71%	11/13/2018	6/6/2023	5,323	5,277	5,242	0.49
Sapphire Convention, Inc. (Smart City)	^*	(2) (3) (13)	Telecommunications	L + 5.25%	7.89%	11/20/2018	11/20/2025	28,866	28,207	28,264	2.65
Smile Doctors, LLC	^+*	(2) (3) (13)	Healthcare & Pharmaceuticals	L + 5.75%	8.55%	10/6/2017	10/6/2022	18,155	18,037	17,782	1.67
SolAero Technologies Corp.	^	(2) (3) (9)	Telecommunications	L + 5.25%	7.75%	5/24/2016	12/10/2020	24,362	23,787	14,327	1.35
SolAero Technologies Corp.	^	(2) (3)	Telecommunications	L+ 7.25%, 4.00% PIK	10.25%	9/6/2018	3/31/2019	3,641	3,623	3,641	0.34
Sovos Brands Intermediate, Inc.	^	(2)	Beverage, Food & Tobacco	L + 5.00%	7.64%	11/16/2018	11/20/2025	20,100	19,903	19,782	1.86
SPay, Inc.	^+*	(2) (3) (13)	Hotel, Gaming & Leisure	L + 5.75%	8.22%	6/15/2018	6/15/2024	19,909	19,347	19,009	1.79
Superior Health Linens, LLC	^+*	(2) (3) (13)	Business Services	L + 7.00%	9.52%	9/30/2016	9/30/2021	21,100	20,891	20,840	1.96
Surgical Information Systems, LLC	^+*	(2) (3) (11)	High Tech Industries	L + 4.85%	7.37%	4/24/2017	4/24/2023	27,708	27,497	27,171	2.55
T2 Systems Canada, Inc.	*	(2) (3)	Transportation: Consumer	L + 6.75%	9.34%	5/24/2017	9/28/2022	3,969	3,899	3,946	0.37
T2 Systems, Inc.	^+*	(2) (3) (13)	Transportation: Consumer	L + 6.75%	9.34%	9/28/2016	9/28/2022	32,331	31,756	32,133	3.02
The Hilb Group, LLC	^	(2) (3) (11)	Banking, Finance, Insurance & Real Estate	L + 6.00%	8.80%	6/24/2015	6/24/2021	49,451	48,861	48,456	4.55
The Topps Company, Inc.	+*	(2) (3)	Non-durable Consumer Goods	L + 6.00%	8.80%	6/26/2015	10/2/2020	22,127	21,951	22,127	2.08

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2018
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (77.62%) (continued)
Trump Card, LLC	^+*	(2) (3) (13)	Transportation: Cargo	L + 5.00%	7.80%	6/26/2018	4/21/2022	$8,157	$8,107	$8,036	0.75%
TSB Purchaser, Inc. (Teaching Strategies, LLC)	^+*	(2) (3) (13)	Media: Advertising, Printing & Publishing	L + 6.00%	8.80%	5/14/2018	5/14/2024	28,028	27,352	27,462	2.58
Tweddle Group, Inc.	^	(2) (3)	Media: Advertising, Printing & Publishing	L + 4.50%	6.97%	9/17/2018	9/17/2023	2,400	2,366	2,386	0.22
USLS Acquisition, Inc.	^	(2) (3) (13)	Business Services	L + 5.75%	8.46%	11/30/2018	11/30/2024	17,730	17,282	17,178	1.61
VRC Companies, LLC	^+*	(2) (3) (13)	Business Services	L + 6.50%	9.02%	3/31/2017	3/31/2023	54,181	53,345	53,410	5.03
Watchfire Enterprises, Inc.	*	(2) (3)	Media: Advertising, Printing & Publishing	L + 4.00%	6.80%	6/9/2017	10/2/2020	1,248	1,241	1,248	0.12
Westfall Technik, Inc.	^	(2) (3) (13)	Chemicals, Plastics & Rubber	L + 5.00%	7.79%	9/13/2018	9/13/2024	10,585	10,218	9,902	0.93
Zemax Software Holdings, LLC	^*	(2) (3) (13)	Software	L + 5.75%	8.55%	6/25/2018	6/25/2024	10,248	10,111	10,144	0.95
Zenith Merger Sub, Inc.	^+*	(2) (3) (13)	Business Services	L + 5.50%	8.30%	12/13/2017	12/13/2023	10,881	10,732	10,778	1.01
First Lien Debt Total									$1,602,861	$1,532,119	143.88%
Second Lien Debt (9.07%)
Access CIG, LLC	^	(2)	Business Services	L + 7.75%	10.46%	2/14/2018	2/27/2026	$2,701	$2,678	$2,650	0.25%
AmeriLife Group, LLC	^*	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 8.75%	11.27%	7/9/2015	1/10/2023	22,000	21,712	21,910	2.06
AQA Acquisition Holding, Inc.	^	(2) (3)	High Tech Industries	L + 8.00%	10.40%	10/1/2018	5/24/2024	40,000	39,623	39,336	3.69
Argon Medical Devices Holdings, Inc.	^*	(2) (3)	Healthcare & Pharmaceuticals	L + 8.00%	10.52%	11/2/2017	1/23/2026	7,500	7,468	7,446	0.70
Brave Parent Holdings, Inc.	^*	(2) (3)	Software	L + 7.50%	10.02%	10/3/2018	4/19/2026	19,062	18,616	18,301	1.72
Drew Marine Group Inc.	^+*	(2) (3)	Chemicals, Plastics & Rubber	L + 7.00%	9.52%	11/19/2013	5/19/2021	12,500	12,487	12,396	1.16
Outcomes Group Holdings, Inc.	^*	(2)	Business Services	L + 7.50%	10.28%	10/23/2018	10/26/2026	4,500	4,500	4,447	0.42
Pharmalogic Holdings Corp.	^	(2) (3) (13)	Healthcare & Pharmaceuticals	L + 8.00%	10.52%	6/7/2018	12/11/2023	563	560	563	0.05
Project Accelerate Parent, LLC	^*	(2) (3)	Software	L + 8.50%	10.89%	1/2/2018	1/2/2026	22,500	21,986	22,109	2.08
Prowler Acquisition Corp. (Pipeline Supply and Service, LLC)	^	(2) (3)	Wholesale	L + 8.50%	11.30%	1/24/2014	7/28/2020	3,000	2,972	2,939	0.28
Reladyne, Inc.	^+*	(2) (3)	Wholesale	L + 9.50%	12.30%	4/19/2018	1/21/2023	10,000	9,830	9,915	0.93
Santa Cruz Holdco, Inc.	^	(2) (3)	Non-durable Consumer Goods	L + 8.25%	10.69%	12/15/2017	12/13/2024	17,138	16,984	16,903	1.59
Ultimate Baked Goods MIDCO, LLC (Rise Baking)	^	(2) (3)	Beverage, Food & Tobacco	L + 8.00%	10.52%	8/9/2018	8/9/2026	8,333	8,176	8,108	0.76
Watchfire Enterprises, Inc.	^	(2) (3)	Media: Advertising, Printing & Publishing	L + 8.00%	10.80%	10/2/2013	10/2/2021	7,000	6,950	6,996	0.66
Zywave, Inc.	^	(2) (3)	High Tech Industries	L + 9.00%	11.65%	11/18/2016	11/17/2023	4,950	4,892	4,939	0.46
Second Lien Debt Total									$179,434	$178,958	16.81%

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	Percentage of Net Assets
Equity Investments (1.03%)
ANLG Holdings, LLC	^	(6)	Healthcare & Pharmaceuticals	6/22/2018	879,689	$880	$880	0.08%
Avenu Holdings, LLC	^	(6)	Sovereign & Public Finance	9/28/2018	172,413	172	172	0.02
CIP Revolution Holdings, LLC	^	(6)	Media: Advertising, Printing & Publishing	8/19/2016	31,825	318	262	0.03
Dade Paper & Bag, LLC	^	(6)	Forest Products & Paper	6/9/2017	1,500,000	1,500	1,639	0.15
DecoPac, Inc.	^	(6)	Non-durable Consumer Goods	9/29/2017	1,500,000	1,500	1,434	0.13
Derm Growth Partners III, LLC (Dermatology Associates)	^	(6)	Healthcare & Pharmaceuticals	5/31/2016	1,000,000	1,000	1,415	0.13
GRO Sub Holdco, LLC (Grand Rapids)	^	(6)	Healthcare & Pharmaceuticals	3/29/2018	500,000	500	219	0.02
Legacy.com, Inc.	^	(6)	High Tech Industries	3/20/2017	1,500,000	1,500	1,227	0.12
North Haven Goldfinch Topco, LLC	^	(6)	Containers, Packaging & Glass	6/18/2018	2,314,815	2,315	2,103	0.20
Power Stop Intermediate Holdings, LLC	^	(6)	Automotive	5/29/2015	7,150	—	34	—
Rough Country, LLC	^	(6)	Durable Consumer Goods	5/25/2017	754,775	755	988	0.09
SiteLock Group Holdings, LLC	^	(6)	High Tech Industries	4/5/2018	446,429	446	446	0.04
T2 Systems Parent Corporation	^	(6)	Transportation: Consumer	9/28/2016	555,556	555	483	0.05
Tailwind HMT Holdings Corp.	^	(6)	Energy: Oil & Gas	11/17/2017	20,000	2,000	2,373	0.22
THG Acquisition, LLC (The Hilb Group, LLC)	^	(6)	Banking, Finance, Insurance & Real Estate	6/24/2015	1,500,000	1,500	3,100	0.29
Tweddle Holdings, Inc.	^	(6)	Media: Advertising, Printing & Publishing	9/17/2018	17,208	—	—	—
USLS Acquisition, Inc.	^	(6)	Business Services	11/30/2018	640,569	640	641	0.06
Zenith American Holding, Inc.	^	(6)	Business Services	12/13/2017	1,561,644	1,562	2,513	0.24
Zillow Topco LP	^	(6)	Software	6/25/2018	312,500	313	313	0.03
Equity Investments Total						$17,456	$20,242	1.90%
Total investments—non-controlled/non-affiliated						$1,799,751	$1,731,319	162.59%

Investments—non-controlled/affiliated		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (0.72%)
TwentyEighty, Inc. - Revolver	^	(2) (3) (12) (13)	Business Services	L + 8.00%	10.90%	1/31/2017	3/21/2020	$—	$(3)	$—	—%
TwentyEighty, Inc. - (Term A Loans)	^	(2) (3) (12)	Business Services	L + 8.00%	11.06%	1/31/2017	3/21/2020	316	315	316	0.03
TwentyEighty, Inc. - (Term B Loans)	^	(12)	Business Services	N/A	8.00% (4.00% cash, 4.00% PIK)	1/31/2017	3/21/2020	6,995	6,853	6,855	0.64
TwentyEighty, Inc. - (Term C Loans)	^	(12)	Business Services	N/A	9.00% (0.25% cash, 8.75% PIK)	1/31/2017	3/21/2020	7,123	6,674	6,981	0.66
First Lien Debt Total									$13,839	$14,152	1.33%

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2018
(dollar amounts in thousands)

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2018
(dollar amounts in thousands)

Investments—non-controlled/affiliated		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (0.22%)
TwentyEighty Investors LLC	^	(6) (12)	Business Services	1/31/2017	69,786	$—	$4,391	0.41%
Equity Investments Total						$—	$4,391	0.41%
Total investments—non-controlled/affiliated						$13,839	$18,543	1.74%

Investments—controlled/affiliated		Footnotes	Industry	Reference Rate & Spread(2)	Interest Rate(2)	Acquisition Date	Maturity Date	Par Amount/ LLC Interest	Cost	Fair Value(5)	% of Net Assets
Investment Fund (11.34%)
Middle Market Credit Fund, LLC, Mezzanine Loan	^	(2) (7) (8) (10)	Investment Fund	L+9.00%	11.47%	6/30/2016	3/22/2019	$112,000	$112,000	$112,000	10.53%
Middle Market Credit Fund, LLC, Subordinated Loan and Member’s Interest	^	(7) (10)	Investment Fund	N/A	0.001%	2/29/2016	3/1/2021	118,001	118,001	110,295	10.37
Investment Fund Total									$230,001	$222,295	20.90%
Total investments—controlled/affiliated									$230,001	$222,295	20.90%
Total investments									$2,043,591	$1,972,157	185.23%
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
* Denotes that all or a portion of the assets are owned by the 2015-1 Issuer and secure the notes issued in connection with a term debt securitization completed by the Company on June 26, 2015 (see Note 7, Notes Payable). Accordingly, such assets are not available to the creditors of the Company or the SPV.

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

(5)
Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (see Note 2, Significant Accounting Policies, and Note 3, Fair Value Measurements), pursuant to the Company’s valuation policy. The fair value of all first lien and second lien debt investments, equity investments and the investment fund was determined using significant unobservable inputs.

(6)
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

(8)	Represents a corporate mezzanine loan, which is subordinated to senior secured term loans of the portfolio company/investment fund.

(9)	Loan was on non-accrual status as of December 31, 2018.

(10)
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

(11)
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

(12)
Under the Investment Company Act, the Company is deemed an “affiliated person” of this portfolio company because the Company owns 5% or more of the portfolio company’s outstanding voting securities. Transactions related to investments in non-controlled affiliates for the year ended December 31, 2018 were as follows:

Investments—non-controlled/affiliated	Fair Value as of December 31, 2017	Purchases/ Paid-in-kind interest	Sales/ Paydowns	Net Accretion of Discount	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair value as of December 31, 2018	Interest Income
TwentyEighty, Inc. - Revolver	$(20)	$—	$—	$3	$—	$17	$—	$3
TwentyEighty, Inc. - (Term A Loans)	3,760	—	(3,574)	18	—	112	316	264
TwentyEighty, Inc. - (Term B Loans)	6,360	240	—	119	—	136	6,855	654
TwentyEighty, Inc. - (Term C Loans)	5,331	602	—	158	—	890	6,981	759
TwentyEighty Investors LLC (Equity)	—	—	—	—	—	4,391	4,391	—
Total investments—non-controlled/affiliated	$15,431	$842	$(3,574)	$298	$—	$5,546	$18,543	$1,680

(13)	As of December 31, 2018, the Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

Investments—non-controlled/affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
First and Second Lien Debt—unfunded delayed draw and revolving term loans commitments
Advanced Instruments, LLC	Revolver	0.50%	$1,167	$(9)
Aero Operating LLC (Dejana Industries, Inc.)	Revolver	1.00	202	(2)
AMS Group HoldCo, LLC	Delayed Draw	1.00	4,009	(95)
AMS Group HoldCo, LLC	Revolver	0.50	810	(19)
Analogic Corporation	Revolver	0.50	3,365	(73)
Captive Resources Midco, LLC	Delayed Draw	1.25	3,572	(31)
Captive Resources Midco, LLC	Revolver	0.50	2,143	(18)
Chemical Computing Group ULC	Revolver	0.50	903	(10)
CIP Revolution Holdings, LLC	Revolver	0.50	532	(6)
CircusTrix Holdings, LLC	Delayed Draw	1.00	1,115	(26)
Comar Holding Company, LLC	Delayed Draw	1.00	5,136	(87)
Comar Holding Company, LLC	Revolver	0.50	2,129	(36)
Continuum Managed Services HoldCo, LLC	Revolver	0.50	2,500	(43)
Datto, Inc.	Revolver	0.50	726	(7)
DermaRite Industries LLC	Revolver	0.50	1,324	(52)
Derm Growth Partners III, LLC (Dermatology Associates)	Revolver	0.50	968	(12)
Direct Travel, Inc.	Delayed Draw	1.00	1,872	(16)
FWR Holding Corporation	Revolver	0.50	2,778	(20)
Frontline Technologies Holdings, LLC	Delayed Draw	1.00	7,705	(59)
GRO Sub Holdco, LLC (Grand Rapids)	Delayed Draw	1.00	7,000	(85)
GRO Sub Holdco, LLC (Grand Rapids)	Revolver	0.50	1,071	(13)
iCIMS, Inc.	Revolver	0.50	1,252	(43)

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2018
(dollar amounts in thousands)

Investments—non-controlled/affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
Innovative Business Services, LLC	Delayed Draw	1.00%	$3,886	$(62)
Innovative Business Services, LLC	Revolver	0.50	2,232	(36)
National Carwash Solutions, Inc.	Delayed Draw	1.00	3,817	(57)
National Carwash Solutions, Inc.	Revolver	0.50	632	(9)
National Technical Systems, Inc.	Revolver	0.50	2,500	(6)
NMI AcquisitionCo, Inc.	Revolver	0.50	435	(16)
North American Dental Management, LLC	Delayed Draw	1.00	3,002	(52)
Northland Telecommunications Corporation	Revolver	0.50	1,702	(24)
Pharmalogic Holdings Corp.	Delayed Draw	1.00	237	—
PPC Flexible Packaging, LLC	Revolver	0.50	1,737	(16)
Prime Risk Partners, Inc.	Delayed Draw	0.50	457	(10)
Prime Risk Partners, Inc.	Delayed Draw	0.50	5,694	(175)
Product Quest Manufacturing, LLC	Revolver	0.50	1,906	—
PricewaterhouseCoopers Public Sector LLP	Revolver	0.50	6,250	(160)
SPay, Inc.	Delayed Draw	1.00	10,227	(197)
SPay, Inc.	Revolver	0.50	546	(19)
Sapphire Convention, Inc.	Revolver	0.50	4,528	(81)
Smile Doctors, LLC	Delayed Draw	1.00	6,394	(97)
Smile Doctors, LLC	Revolver	0.50	51	(1)
Superior Health Linens, LLC	Revolver	0.50	1,867	(21)
T2 Systems, Inc.	Revolver	0.50	1,760	(10)
TSB Purchaser, Inc. (Teaching Strategies, LLC)	Revolver	0.50	1,891	(36)
The Hilb Group, LLC	Delayed Draw	1.00	11,262	(185)
Trump Card, LLC	Revolver	0.50	635	(9)
TwentyEighty, Inc. (f/k/a Miller Heiman, Inc.)	Revolver	0.50	607	—
USLS Acquisition, Inc.	Delayed Draw	1.00	4,137	(98)
USLS Acquisition, Inc.	Revolver	0.50	1,418	(34)
VRC Companies, LLC	Delayed Draw	1.00	2,481	(33)
VRC Companies, LLC	Revolver	0.50	1,227	(16)
Westfall Technik, Inc.	Delayed Draw	1.00	15,259	(372)
Westfall Technik, Inc.	Revolver	0.50	2,155	(53)
Zemax Software Holdings, LLC	Revolver	0.50	1,284	(12)
Zenith Merger Sub, Inc.	Revolver	0.50	2,622	(20)
Total unfunded commitments			$157,117	$(2,679)

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
As of March 31, 2019
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
The Company is externally managed by the Investment Adviser, an investment adviser registered under the Investment Advisers Act of 1940, as amended. Carlyle Global Credit Administration L.L.C. (the “Administrator”) provides the administrative services necessary for the Company to operate. Both the Investment Adviser and the Administrator are wholly owned subsidiaries of Carlyle Investment Management L.L.C. (“CIM”), a subsidiary of The Carlyle Group L.P. “Carlyle” refers to The Carlyle Group L.P. and its affiliates and its consolidated subsidiaries (other than portfolio companies of its affiliated funds), a global investment firm publicly traded on NASDAQ Global Select Market under the symbol “CG”. Refer to the sec.gov website for further information on Carlyle.
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
The interim financial statements have been prepared in accordance with US GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with US GAAP are omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of consolidated financial statements for the interim periods presented have been included. These adjustments are of a normal, recurring nature. This Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2018. The results of operations for the three month period ended March 31, 2019 are not necessarily indicative of the operating results to be expected for the full year.
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
The Company has loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Consolidated Statements of Operations. As of March 31, 2019 and December 31, 2018, the fair value of the loans in the portfolio with PIK provisions was $55,069 and $53,660, respectively. For the three month periods ended March 31, 2019 and 2018, the Company earned $1,150 and $213, respectively, in PIK income included in interest income in the accompanying Consolidated Statements of Operations.
Dividend Income
Dividend income from the investment fund is recorded on the record date for the investment fund to the extent that such amounts are payable by the investment fund and are expected to be collected.
Other Income
Other income may include income such as consent, waiver, amendment, unused, syndication, arranger and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive fees for guaranteeing the outstanding debt of a portfolio company. Such fees are amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in other assets in the accompanying Consolidated Statements of Assets and Liabilities. For the three month periods ended March 31, 2019 and 2018, the Company earned $2,028 and $895, respectively, in other income, primarily from amendment and arranger fees.

Non-Accrual Income
Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid current and, in management’s judgment, are likely to remain current. Management may not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2019 and December 31, 2018, the fair value of the loans in the portfolio on non-accrual status was $17,482 and $14,327, respectively. The remaining first and second lien debt investments were performing and current on their interest payments as of March 31, 2019 and December 31, 2018.
SPV Credit Facility, Credit Facility, 2015-1R Notes Related Costs, Expenses and Deferred Financing Costs (See Note 6, Borrowings, and Note 7, Notes Payable)
Interest expense and unused commitment fees on the SPV Credit Facility and Credit Facility are recorded on an accrual basis. Unused commitment fees are included in credit facility fees in the accompanying Consolidated Statements of Operations.
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
Debt issuance costs include capitalized expenses including structuring and arrangement fees related to the offering of the 2015-1R Notes. Amortization of debt issuance costs for the notes is computed on the effective yield method over the term of the notes. The unamortized balance of such costs is presented as a direct deduction to the carrying amount of the notes in the accompanying Consolidated Statements of Assets and Liabilities. The amortization of such costs is included in interest expense in the accompanying Consolidated Statements of Operations.
The notes are recorded at carrying value, which approximates fair value.
Offering Costs
Offering costs consist primarily of fees and expenses incurred in connection with the offering of shares, including legal, underwriting, printing and other costs, as well as costs associated with the preparation and filing of applicable registration statements. Offering costs are charged against equity when incurred. During the three month periods ended March 31, 2019 and 2018, $0 and $30, respectively, of the offering costs were incurred, 50% of which were paid by the Investment Adviser.
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
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely than not” to be sustained by the applicable tax authority. The SPVs and the 2015-1 Issuer are disregarded entities for tax purposes and are consolidated with the tax return of the Company. All penalties and interest associated with income taxes, if any, are included in income tax expense. For the three month periods ended March 31, 2019 and 2018, the Company incurred $60 and $10, respectively, in excise tax expense.
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
Recent Accounting Standards Updates

The FASB issued Accounting Standards Update (“ASU”) ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement in August 2018, which modifies disclosure requirements pertaining to fair value measurement of Level 3 securities for public companies. Under the new standard, reporting entities can remove the disclosures no longer required and amend the disclosures immediately with retrospective application. The effective date for the additional disclosures for all public and nonpublic companies is for fiscal years, and interim periods within those years, beginning after December 15, 2019. An entity is permitted to early adopt any removed or modified disclosures immediately and delay adoption of the additional disclosures until their effective date. The Company has elected to early adopt ASU 2018-13 in 2018. No significant changes were made to the Company’s fair value disclosures in the notes to the consolidated financial statements in order to comply with ASU 2018-13.

In September 2018, related to the Disclosure Update and Simplification release (“the DUS Release”), the FASB issued Compliance and Disclosure Interpretation 105.09 guidance (“CDI 105.09”) on compliance with the new requirement to present changes in shareholders’ equity in interim financial statements within Form 10-Q filings. The DUS Release requires disclosure of changes in shareholders’ equity within a registrant’s Form 10-Q filing on a quarter-to-date and year-to-date basis for both the current year and prior year comparative periods. CDI 105.09 notes that the SEC would not object if a registrant first discloses the changes in shareholders’ equity in its Form 10-Q for the quarter that begins after November 5, 2018. The Company has adopted the new requirement starting with the quarter that began on January 1, 2019, which did not have a material impact on the Company’s financial statements.

3. FAIR VALUE MEASUREMENTS
The Company applies fair value accounting in accordance with the terms of FASB ASC Topic 820, Fair Value Measurement (“ASC 820”). ASC 820 defines fair value as the amount that would be exchanged to sell an asset or transfer a liability in an orderly transfer between market participants at the measurement date. The Company values securities/instruments traded in active markets on the measurement date by multiplying the closing price of such traded securities/instruments by the quantity of shares or amount of the instrument held. The Company may also obtain quotes with respect to certain of its investments, such as its securities/instruments traded in active markets and its liquid securities/instruments that are not traded in active markets, from pricing services, brokers, or counterparties (i.e., “consensus pricing”). When doing so, the Company determines whether the quote obtained is sufficient according to US GAAP to determine the fair value of the security. The Company may use the quote obtained or alternative pricing sources may be utilized including valuation techniques typically utilized for illiquid securities/instruments.
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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of March 31, 2019 and December 31, 2018.

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
Investments measured and reported at fair value are classified and disclosed based on the observability of inputs used in determination of fair values, as follows:

•
Level 1—inputs to the valuation methodology are quoted prices available in active markets for identical investments as of the reporting date. Financial instruments in in this category generally include unrestricted securities, including equities and derivatives, listed in active markets. The Company does not adjust the quoted price for these investments, even in situations where the Company holds a large position and a sale could reasonably impact the quoted price.

•
Level 2—inputs to the valuation methodology are either directly or indirectly observable as of the reporting date and are those other than quoted prices in active markets. Financial instruments in this category generally include less liquid and restricted securities listed in active markets, securities traded in other than active markets, government and agency securities, and certain over-the-counter derivatives where the fair value is based on observable inputs.

•
Level 3—inputs to the valuation methodology are unobservable and significant to overall fair value measurement. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments in this category generally include investments in privately-held entities, collateralized loan obligations, and certain over-the-counter derivatives where the fair value is based on unobservable inputs.

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
Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the three month periods ended March 31, 2019 and 2018, there were no transfers between levels.
The following tables summarize the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of March 31, 2019 and December 31, 2018:

	March 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$1,663,301	$1,663,301
Second Lien Debt	—	—	228,851	228,851
Equity Investments	—	—	28,466	28,466
Investment Fund
Mezzanine Loan	—	—	123,800	123,800
Subordinated Loan and Member's Interest	—	—	110,791	110,791
Total	$—	$—	$2,155,209	$2,155,209

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$1,546,271	$1,546,271
Second Lien Debt	—	—	178,958	178,958
Equity Investments	—	—	24,633	24,633
Investment Fund
Mezzanine Loan	—	—	112,000	112,000
Subordinated Loan and Member's Interest	—	—	110,295	110,295
Total	$—	$—	$1,972,157	$1,972,157

The changes in the Company’s investments at fair value for which the Company has used Level 3 inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level 3 investments still held are as follows:

	Financial Assets For the three month period ended March 31, 2019
	First Lien Debt	Second Lien Debt	Equity Investments	Investment Fund - Mezzanine Loan	Investment Fund - Subordinated Loan and Member's Interest	Total
Balance, beginning of period	$1,546,271	$178,958	$24,633	$112,000	$110,295	$1,972,157
Purchases	165,076	48,405	2,240	30,500	—	246,221
Sales	(6,815)	—	(1,738)		—	(8,553)
Paydowns	(44,241)	—	—	(18,700)	—	(62,941)
Accretion of discount	2,092	69	—	—	—	2,161
Net realized gains (losses)	(60)	—	959	—	—	899
Net change in unrealized appreciation (depreciation)	978	1,419	2,372	—	496	5,265
Balance, end of period	$1,663,301	$228,851	$28,466	$123,800	$110,791	$2,155,209
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held as of March 31, 2019 included in net change in unrealized appreciation (depreciation) on investments on the Consolidated Statements of Operations	$1,242	$1,419	$2,648	$—	$496	$5,805

	Financial Assets For the three month period ended March 31, 2018
	First Lien Debt	Second Lien Debt	Equity Investments	Investment Fund - Mezzanine Loan	Total
Balance, beginning of period	$1,531,276	$246,233	$17,506	$85,750	$1,880,765
Purchases	66,257	24,994	500	21,850	113,601
Sales	(20,960)	(3,960)	—	—	(24,920)
Paydowns	(97,110)	(49,992)	—	—	(147,102)
Accretion of discount	1,527	863	—	—	2,390
Net realized gains (losses)	(131)	2	—	—	(129)
Net change in unrealized appreciation (depreciation)	(4,985)	(433)	806	—	(4,612)
Balance, end of period	$1,475,874	$217,707	$18,812	$107,600	$1,819,993
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held as of March 31, 2018 included in net change in unrealized appreciation (depreciation) on investments on the Consolidated Statements of Operations	$(4,796)	$673	$806	$—	$(3,317)
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
Investments in Credit Fund’s mezzanine loan are valued using collateral analysis with the expected recovery rate of principal and interest. Investments in Credit Fund’s subordinated loan and member’s interest are valued using discounted cash flow analysis with the expected discount rate, default rate and recovery rate of principal and interest.
The following tables summarize the quantitative information related to the significant unobservable inputs for Level 3 instruments which are carried at fair value as of March 31, 2019 and December 31, 2018:

	Fair Value as of March 31, 2019	Valuation Techniques	Significant Unobservable Inputs	Range
				Low	High	Weighted Average
Investments in First Lien Debt	$1,559,387	Discounted Cash Flow	Discount Rate	5.99%	27.75%	10.16%
	83,732	Consensus Pricing	Indicative Quotes	89.08	102.00	98.20
	20,182	Income Approach	Discount Rate	12.23%	12.23%	12.23%
		Market Approach	Comparable Multiple	7.50x	7.50x	7.50x
Total First Lien Debt	1,663,301
Investments in Second Lien Debt	226,198	Discounted Cash Flow	Discount Rate	8.90%	12.36%	10.96%
	2,653	Consensus Pricing	Indicative Quotes	98.25	98.25	98.25
Total Second Lien Debt	228,851
Investments in Equity	28,466	Income Approach	Discount Rate	8.08%	12.73%	10.73%
		Market Approach	Comparable Multiple	7.03x	16.50x	9.69x
Total Equity Investments	28,466
Investments in Investment Fund
Mezzanine Loan	123,800	Collateral Analysis	Recovery Rate	100.00%	100.00%	100.00%
Subordinated Loan and Member's Interest	110,791	Discounted Cash Flow	Discount Rate	10.00%	10.00%	10.00%
		Discounted Cash Flow	Default Rate	2.00%	2.00%	2.00%
		Discounted Cash Flow	Recovery Rate	75.00%	75.00%	75.00%
Total Investments in Investment Fund	234,591
Total Level 3 Investments	$2,155,209

	Fair Value as of December 31, 2018	Valuation Techniques	Significant Unobservable Inputs	Range
				Low	High	Weighted Average
Investments in First Lien Debt	$1,457,170	Discounted Cash Flow	Discount Rate	6.45%	26.48%	10.49%
	74,774	Consensus Pricing	Indicative Quotes	50.00	100.00	92.04
	14,327	Income Approach	Discount Rate	15.12%	15.12%	15.12%
		Market Approach	Comparable Multiple	6.76x	6.76x	6.76x
Total First Lien Debt	1,546,271
Investments in Second Lien Debt	176,307	Discounted Cash Flow	Discount Rate	9.34%	13.22%	11.31%
	2,651	Consensus Pricing	Indicative Quotes	98.17	98.17	98.17
Total Second Lien Debt	178,958
Investments in Equity	24,633	Income Approach	Discount Rate	8.51%	12.84%	10.49%
		Market Approach	Comparable Multiple	7.22x	14.70x	9.74x
Total Equity Investments	24,633
Investment in Investment Fund
Mezzanine Loan	112,000	Collateral Analysis	Recovery Rate	100.00%	100.00%	100.00%
Subordinated Loan and Member's Interest	110,295	Discounted Cash Flow	Discount Rate	10.00%	10.00%	10.00%
		Discounted Cash Flow	Default Rate	2.00%	2.00%	2.00%
		Discounted Cash Flow	Recovery Rate	75.00%	75.00%	75.00%
Total Investments in Investment Fund	222,295
Total Level 3 Investments	$1,972,157
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
The significant unobservable input used in the fair value measurement of the Company’s investment in the mezzanine loan of Credit Fund is the recovery rate of principal and interest. A significant decrease in the recovery rate would result in a significantly lower fair value measurement.
The significant unobservable inputs used in the fair value measurement of the Company’s investments in the subordinated loan and member’s interest of Credit Fund are the discount rate, default rate and recovery rate. Significant increases in the discount rate or default rate would result in a significantly lower fair value measurement. A significant decrease in the recovery rate would result in a significantly lower fair value measurement.
Financial instruments disclosed but not carried at fair value
The following table presents the carrying value and fair value of the Company’s secured borrowings disclosed but not carried at fair value as of March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured borrowings	$660,959	$660,959	$514,635	$514,635
Total	$660,959	$660,959	$514,635	$514,635
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

The following table represents the carrying values (before debt issuance costs) and fair values of the Company’s 2015-1R Notes disclosed but not carried at fair value as of March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Aaa/AAA Class A-1-1-R Notes	$234,800	$230,691	$234,800	$229,632
Aaa/AAA Class A-1-2-R Notes	50,000	49,400	50,000	49,442
Aaa/AAA Class A-1-3-R Notes	25,000	25,122	25,000	24,990
AA Class A-2-R Notes	66,000	66,000	66,000	66,000
A Class B Notes	46,400	45,020	46,400	44,242
BBB- Class C Notes	27,000	25,650	27,000	24,809
Total	$449,200	$441,883	$449,200	$439,115
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
Effective September 15, 2017, the base management fee has been calculated and payable quarterly in arrears at an annual rate of 1.50% of the average value of the gross assets at the end of the two most recently completed fiscal quarters; provided, however, effective July 1, 2018, the base management fee has been calculated at an annual rate of 1.00% of the average value of the gross assets as of the end of the two most recently completed calendar quarters that exceeds the product of (A) 200% and (B) the average value of the Company’s net asset value at the end of the two most recently completed calendar quarters. The base management fee will be appropriately adjusted for any share issuances or repurchases during such fiscal quarter and the base management fees for any partial month or quarter will be pro-rated. The Company’s gross assets exclude any cash and cash equivalents and include assets acquired through the incurrence of debt from the use of leverage.
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

For the three month periods ended March 31, 2019 and 2018, base management fees were $7,685 and $7,222, respectively, incentive fees related to pre-incentive fee net investment income were $5,846 and $5,330, respectively, and there were no incentive fees related to realized capital gains. For the three month periods ended March 31, 2019 and 2018, there were no accrued capital gains incentive fees based upon the cumulative net realized and unrealized appreciation (depreciation) from inception through March 31, 2019 and 2018, respectively. The accrual for any capital gains incentive fee under US GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual.
As of March 31, 2019 and December 31, 2018, $13,531 and $13,834, respectively, was included in base management and incentive fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
On April 3, 2013, the Investment Adviser entered into a personnel agreement with The Carlyle Group Employee Co., L.L.C. (“Carlyle Employee Co.”), an affiliate of the Investment Adviser, pursuant to which Carlyle Employee Co. provides the Investment Adviser with access to investment professionals.
Administration Agreement
On February 22, 2019, the Company’s Board of Directors, including a majority of the Independent Directors, approved the continuance of the administration agreement, dated April 3, 2013, between the Company and the Administrator (the “Administration Agreement”). Pursuant to the Administration Agreement, the Administrator provides services and receives reimbursements equal to an amount that reimburses the Administrator for its costs and expenses and the Company’s allocable portion of overhead incurred by the Administrator in performing its obligations under the Administration Agreement, including the Company’s allocable portion of the compensation paid to or compensatory distributions received by the Company’s officers (including the Chief Compliance Officer and Treasurer) and respective staff who provide services to the Company, operations staff who provide services to the Company, and any internal audit staff, to the extent internal audit performs a role in the Company’s Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), internal control assessment. Reimbursement under the Administration Agreement occurs quarterly in arrears.
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

For the three month periods ended March 31, 2019 and 2018, the Company incurred $216 and $186, respectively, in fees under the Administrative Agreement, which were included in administrative service fees in the accompanying Consolidated Statements of Operations. As of March 31, 2019 and December 31, 2018, $139 and $94, respectively, was unpaid and included in administrative service fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
Sub-Administration Agreements
On February 22, 2019, the Company’s Board of Directors, including a majority of the Independent Directors, approved the continuance of the sub-administration agreement, dated April 3, 2013, between the Administrator and Carlyle Employee Co. (the “Carlyle Sub-Administration Agreement”). Pursuant to the Carlyle Sub-Administration Agreement, Carlyle Employee Co. provides the Administrator with access to personnel.
On February 22, 2019, the Company’s Board of Directors, including a majority of the Independent Directors, approved the continuance of the sub-administration agreement, dated April 3, 2013, between the Administrator and State Street Bank and Trust Company (“State Street” and, such agreement, the “State Street Sub-Administration Agreement” and, together with the Carlyle Sub-Administration Agreement, the “Sub-Administration Agreements”). Unless terminated earlier, the State Street Sub-Administration Agreement will renew automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (i) the vote of the Board of Directors or by the vote of a majority of the outstanding voting securities of the Company and (ii) the vote of a majority of the Company’s Independent Directors. The State Street Sub-Administration Agreement may be terminated upon at least 60 days’ written notice and without penalty by the vote of a majority of the outstanding securities of the Company, or by the vote of the Board of Directors or by either party to the State Street Sub-Administration Agreement.
For the three month periods ended March 31, 2019 and 2018, fees incurred in connection with the State Street Sub-Administration Agreement, which amounted to $189 and $192, respectively, were included in other general and administrative in the accompanying Consolidated Statements of Operations. As of March 31, 2019 and December 31, 2018, $572 and $383, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.
License Agreement
The Company has entered into a royalty free license agreement with CIM, which wholly owns our Adviser and is a wholly owned subsidiary of Carlyle, pursuant to which CIM has granted the Company a non-exclusive, revocable and non-transferable license to use the name and mark “Carlyle.”
Board of Directors
The Company’s Board of Directors currently consists of five members, three of whom are Independent Directors. The Board of Directors has established an Audit Committee, a Nominating and Governance Committee and a Compensation Committee, the members of each of which consist entirely of the Company’s Independent Directors. The Board of Directors may establish additional committees in the future. For the three month periods ended March 31, 2019 and 2018, the Company incurred $93 and $98 respectively, in fees and expenses associated with its Independent Directors’ services on the Company’s Board of Directors and its committees. As of March 31, 2019 and December 31, 2018, no fees or expenses associated with its Independent Directors were payable.
Transactions with Credit Fund
For the three month periods ended March 31, 2019 and 2018, the Company sold 0 and 1 investment, respectively, to Credit Fund for proceeds of $0 and $14,925, respectively, and realized no gains. See Note 5, Middle Market Credit Fund, LLC, for further information about Credit Fund.
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
Selected Financial Data
Since inception of Credit Fund and through March 31, 2019 and December 31, 2018, the Company and Credit Partners each made capital contributions of $1 and $1 in members’ equity, respectively, and $118,000 and $118,000 in subordinated loans, respectively, to Credit Fund. As of March 31, 2019 and December 31, 2018, Credit Fund had borrowings of $123,800 and $112,000, respectively, in mezzanine loans under a revolving credit facility with the Company (the “Credit Fund Facility”). As of March 31, 2019 and December 31, 2018, Credit Fund had total subordinated loans and members’ equity outstanding of $217,496 and $208,568, respectively. As of March 31, 2019 and December 31, 2018, the Company’s ownership interest in such subordinated loans and members’ equity was $110,791 and $110,295, respectively, and in such mezzanine loans was $123,800 and $112,000, respectively.
As of March 31, 2019 and December 31, 2018, Credit Fund held cash and cash equivalents totaling $33,737 and $55,699, respectively.
As of March 31, 2019 and December 31, 2018, Credit Fund had total investments at fair value of $1,258,295 and $1,173,508, respectively, which was comprised of first lien senior secured loans, second lien senior secured loans and an equity investment to 64 and 60 portfolio companies, respectively. As of March 31, 2019 and December 31, 2018, 1 loan in Credit Fund’s portfolio was on non-accrual status with fair value of $21,151 and $25,400, respectively. As of March 31, 2019 and December 31, 2018, 98.3% and 99.9%, respectively, of investments in the portfolio were floating rate debt investments, which primarily are subject to interest rate floors. As of March 31, 2019 and December 31, 2018, 1.7% and 0.1%, respectively, of debt investments in the portfolio were fixed rate debt investments. As of March 31, 2019 and December 31, 2018, 1 loan in Credit Fund’s portfolio contained PIK provisions. The portfolio companies in Credit Fund are U.S. middle market companies in industries similar to those in which the Company may invest directly. Additionally, as of March 31, 2019 and December 31, 2018, Credit Fund had commitments to fund various undrawn revolving and delayed draw senior secured loans to its portfolio companies totaling $105,101 and $91,446, respectively.

Below is a summary of Credit Fund’s portfolio, followed by a listing of the loans in Credit Fund’s portfolio as of March 31, 2019 and December 31, 2018:

	As of March 31, 2019	As of December 31, 2018
Senior secured loans (1)	$1,270,122	$1,207,913
Weighted average yields of senior secured loans based on amortized cost (2)	7.17%	7.16%
Weighted average yields of senior secured loans based on fair value (2)	7.22%	7.32%
Number of portfolio companies in Credit Fund	64	60
Average amount per portfolio company (1)	$19,846	$20,132

(1)	At par/principal amount.

(2)
Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of March 31, 2019 and December 31, 2018. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.

Consolidated Schedule of Investments as of March 31, 2019
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
First Lien Debt (97.80% of fair value)
Achilles Acquisition, LLC	+\	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.00%	6.50%	10/11/2025	$18,000	$17,908	$17,824
Acrisure, LLC	+	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.25%	6.88%	11/22/2023	20,833	20,792	20,674
Acrisure, LLC	+\	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 3.75%	6.38%	11/22/2023	11,910	11,899	11,727
Advanced Instruments, LLC	^+*	(2) (3) (8)	Healthcare & Pharmaceuticals	L + 5.25%	7.73%	10/31/2022	11,761	11,670	11,676
Ahead, LLC	^+	(2) (3) (8)	High Tech Industries	L + 4.25%	6.88%	6/29/2023	15,659	15,584	15,508
Alpha Packaging Holdings, Inc.	+*	(2) (3)	Containers, Packaging & Glass	L + 4.25%	6.85%	5/12/2020	16,815	16,790	16,796
AM Conservation Holding Corporation	+*	(2) (3)	Energy: Electricity	L + 4.50%	7.10%	10/31/2022	38,213	37,993	38,056
Aptean, Inc.	+\	(2) (3)	Software	L + 4.25%	6.74%	4/23/2026	12,500	12,441	12,438
AQA Acquisition Holding, Inc.	^+*	(2) (3) (8)	High Tech Industries	L + 4.25%	6.85%	5/24/2023	19,100	19,044	19,061
Avalign Technologies, Inc.	+\	(2) (3)	Healthcare & Pharmaceuticals	L + 4.50%	7.00%	12/22/2025	12,968	12,845	12,827
Big Ass Fans, LLC	+*\	(2) (3)	Capital Equipment	L + 3.75%	6.35%	5/21/2024	14,016	13,938	13,990
Borchers, Inc.	^+*	(2) (3) (8)	Chemicals, Plastics & Rubber	L + 4.50%	7.10%	11/1/2024	15,550	15,496	15,515
Brooks Equipment Company, LLC	+*	(2) (3)	Construction & Building	L + 5.00%	7.63%	8/29/2020	5,948	5,941	5,942
Clearent Newco, LLC	^+	(2) (3) (8)	High Tech Industries	L + 4.00%	6.56%	3/20/2024	26,239	25,870	25,991
Datto, Inc.	+\	(2) (3)	High Tech Industries	L + 4.25%	6.74%	4/2/2026	12,500	12,441	12,438
DecoPac, Inc.	^+*	(2) (3) (8)	Non-durable Consumer Goods	L + 4.25%	6.85%	9/29/2024	12,664	12,543	12,596
Dent Wizard International Corporation	+	(2) (3)	Automotive	L + 4.00%	6.50%	4/7/2020	24,194	24,132	24,105
DTI Holdco, Inc.	+*\	(2) (3)	High Tech Industries	L + 4.75%	7.49%	9/30/2023	19,032	18,897	17,795
EIP Merger Sub, LLC (Evolve IP)	+*	(2) (3) (4)	Telecommunications	L + 5.75%	8.25%	6/7/2022	22,282	21,872	21,601
EIP Merger Sub, LLC (Evolve IP)	*	(2) (3) (7)	Telecommunications	L + 5.75%	8.25%	6/7/2022	1,500	1,470	1,448
Eliassen Group, LLC	+	(2) (3)	Business Services	L + 4.50%	7.00%	11/5/2024	6,242	6,219	6,236
Exactech, Inc.	+\	(2) (3)	Healthcare & Pharmaceuticals	L + 3.75%	6.25%	2/14/2025	12,870	12,822	12,775
Executive Consulting Group, LLC, Inc.	^+	(2) (3) (8)	Business Services	L + 4.25%	6.85%	6/20/2024	15,279	15,135	15,115
Golden West Packaging Group LLC	+*	(2) (3)	Containers, Packaging & Glass	L + 5.25%	7.75%	6/20/2023	30,099	29,904	29,774
HMT Holding Inc.	^+*	(2) (3) (8)	Energy: Oil & Gas	L + 4.50%	7.00%	11/17/2023	33,404	32,846	33,123
J.S. Held, LLC	+*	(2) (3) (8)	Banking, Finance, Insurance & Real Estate	L + 4.50%	7.10%	9/25/2024	20,262	20,117	20,068
Jensen Hughes, Inc.	^+*	(2) (3) (8)	Utilities: Electric	L + 4.50%	7.10%	3/22/2024	29,354	29,149	28,932
Kestra Financial, Inc.	+*	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.25%	6.88%	6/24/2022	21,697	21,510	21,697
MAG DS Corp.	^+	(2) (3) (8)	Aerospace & Defense	L + 4.75%	7.25%	6/6/2025	25,844	25,587	25,717

Consolidated Schedule of Investments as of March 31, 2019
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
First Lien Debt (97.80% of fair value) (continued)
Maravai Intermediate Holdings, LLC	+\	(2) (3)	Healthcare & Pharmaceuticals	L + 4.25%	6.75%	8/2/2025	$29,850	$29,574	$29,605
Marco Technologies, LLC	^+	(2) (3) (8)	Media: Advertising, Printing & Publishing	L + 4.25%	7.07%	10/30/2023	7,498	7,451	7,425
Mold-Rite Plastics, LLC	+	(2) (3)	Chemicals, Plastics & Rubber	L + 4.25%	6.85%	12/14/2021	14,813	14,759	14,758
MSHC, Inc.	^+*	(2) (3) (8)	Construction & Building	L + 4.25%	6.85%	7/31/2023	31,163	31,057	30,957
Newport Group Holdings II, Inc.	+\	(2)	Banking, Finance, Insurance & Real Estate	L + 3.75%	6.36%	9/13/2025	23,895	23,655	23,757
North American Dental Management, LLC	^+*	(2) (3) (8)	Healthcare & Pharmaceuticals	L + 5.25%	7.81%	7/7/2023	37,091	36,451	36,395
North Haven CA Holdings, Inc.	^+*	(2) (3) (8)	Business Services	L + 4.50%	7.10%	10/2/2023	35,052	34,717	34,653
Odyssey Logistics & Technology Corporation	+*\	(2) (3)	Transportation: Cargo	L + 4.00%	6.50%	10/12/2024	39,650	39,472	39,372
Output Services Group	^+\	(2) (3) (8)	Media: Advertising, Printing & Publishing	L + 4.25%	6.75%	3/27/2024	17,356	17,297	16,827
PAI Holdco, Inc.	+*	(2) (3)	Automotive	L + 4.25%	6.77%	1/5/2025	19,673	19,588	19,625
Park Place Technologies, Inc.	+\	(2) (3)	High Tech Industries	L + 4.00%	6.50%	3/29/2025	15,882	15,819	15,724
Pasternack Enterprises, Inc.	+	(2) (3)	Capital Equipment	L + 4.00%	6.50%	7/2/2025	20,026	20,026	19,848
Pharmalogic Holdings Corp.	^+	(2) (3) (8)	Healthcare & Pharmaceuticals	L + 4.00%	6.50%	6/11/2023	6,999	6,979	6,939
Ping Identity Corporation	+\	(2) (3)	High Tech Industries	L + 3.75%	6.25%	1/25/2025	4,963	4,952	4,933
Premier Senior Marketing, LLC	*	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.25%	6.75%	11/30/2025	4,953	4,931	4,908
Premise Health Holding Corp.	^+\	(2) (3) (8)	Healthcare & Pharmaceuticals	L + 3.75%	6.35%	7/10/2025	13,828	13,769	13,721
Propel Insurance Agency, LLC	^+	(2) (3) (8)	Banking, Finance, Insurance & Real Estate	L + 4.25%	6.85%	6/1/2024	20,323	19,792	19,901
PSI Services, LLC	^+*	(2) (3) (8)	Business Services	L + 5.00%	7.51%	1/20/2023	30,069	29,639	29,599
Q Holding Company	+*	(2) (3)	Automotive	L + 5.00%	7.50%	12/18/2021	17,055	17,016	16,998
QW Holding Corporation (Quala)	^+*	(2) (3) (8)	Environmental Industries	L + 5.75%	8.42%	8/31/2022	10,500	10,260	10,337
Radiology Partners, Inc.	+\	(2) (3)	Healthcare & Pharmaceuticals	L + 4.75%	7.42%	7/9/2025	24,937	24,814	24,937
RevSpring, Inc.	+*\	(2) (3)	Media: Advertising, Printing & Publishing	L + 4.25%	6.75%	10/11/2025	24,938	24,851	24,653
Situs Group Holdings Corporation	+	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.50%	7.00%	2/26/2023	8,915	8,907	8,863
Surgical Information Systems, LLC	+*	(2) (3) (7)	High Tech Industries	L + 4.85%	7.34%	4/24/2023	26,168	25,973	25,754
Systems Maintenance Services Holding, Inc.	+*	(2) (3)	High Tech Industries	L + 5.00%	7.50%	10/28/2023	23,949	23,839	19,054
T2 Systems Canada, Inc.	+	(2) (3)	Transportation: Consumer	L + 6.75%	9.35%	9/28/2022	2,639	2,594	2,633
T2 Systems, Inc.	^+*	(2) (3) (8)	Transportation: Consumer	L + 6.75%	9.35%	9/28/2022	15,737	15,463	15,696
The Original Cakerie, Co. (Canada)	+*	(2) (3)	Beverage, Food & Tobacco	L + 5.00%	7.58%	7/20/2022	8,996	8,950	8,945
The Original Cakerie, Ltd. (Canada)	^+	(2) (3) (8)	Beverage, Food & Tobacco	L + 4.50%	7.08%	7/20/2022	6,674	6,637	6,630

Consolidated Schedule of Investments as of March 31, 2019
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
First Lien Debt (97.80% of fair value) (continued)
ThoughtWorks, Inc.	+*\	(2) (3)	Business Services	L + 4.00%	6.50%	10/12/2024	$11,914	$11,880	$11,823
U.S. Acute Care Solutions, LLC	+*	(2) (3)	Healthcare & Pharmaceuticals	L + 5.00%	7.60%	5/15/2021	31,624	31,472	31,582
U.S. TelePacific Holdings Corp.	+*\	(2) (3)	Telecommunications	L + 5.00%	7.60%	5/2/2023	26,660	26,468	25,794
Upstream Intermediate, LLC	^+	(2) (3) (8)	Healthcare & Pharmaceuticals	L + 4.00%	6.50%	1/3/2024	18,164	18,092	18,041
Valet Waste Holdings, Inc.	+\	(2) (3)	Construction & Building	L + 4.00%	6.50%	9/28/2025	11,940	11,918	11,885
Valicor Environmental Services, LLC	^+*	(2) (3) (8)	Environmental Industries	L + 4.50%	6.99%	6/1/2023	34,658	34,182	34,298
WIRB - Copernicus Group, Inc.	^+*	(2) (3) (8)	Healthcare & Pharmaceuticals	L + 4.25%	6.75%	8/15/2022	17,150	17,061	17,012
WRE Holding Corp.	^+*	(2) (3) (8)	Environmental Industries	L + 5.00%	7.49%	1/3/2023	7,479	7,407	7,263
Zywave, Inc.	^+*	(2) (3) (8)	High Tech Industries	L + 5.00%	7.50%	11/17/2022	18,006	17,878	18,003
First Lien Debt Total								$1,238,445	$1,230,593
Second Lien Debt (1.76% of fair value)
DBI Holding, LLC	^	(2) (3) (9)	Transportation: Cargo	8.00% (100% PIK)	8.00%	2/1/2026	$21,150	$20,697	$21,151
Zywave, Inc.	*	(2) (3)	High Tech Industries	L + 9.00%	11.49%	11/17/2023	1,050	1,039	1,050
Second Lien Debt Total								$21,736	$22,201

Investments (1)		Footnotes	Industry	Type	Shares/Units	Cost	Fair Value (6)
Equity Investments (0.44% of fair value)
DBI Holding, LLC	^		Transportation: Cargo	Preferred stock	13,996	$5,365	$5,501
DBI Holding, LLC	^		Transportation: Cargo	Common stock	2,961	$—	$—
Equity Investments Total						$5,365	$5,501
Total Investments						$1,265,546	$1,258,295

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

(1)
Unless otherwise indicated, issuers of investments held by Credit Fund are domiciled in the United States. As of March 31, 2019, the geographical composition of investments as a percentage of fair value was 1.45% in Canada and 98.55% in the United States. Certain portfolio company investments are subject to contractual restrictions on sales.

(2)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, Credit Fund has indicated the reference rate used and provided the spread and the interest rate in effect as of March 31, 2019. As of March 31, 2019, the reference rates for Credit Fund's variable rate loans were the 30-day LIBOR at 2.49%, the 90-day LIBOR at 2.60% and the 180-day LIBOR at 2.66%.

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

(7)
In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, Credit Fund Sub and the 2017-1 Issuer is entitled to receive additional interest as a result of an agreement among lenders as follows: EIP Merger Sub, LLC (Evolve IP) (3.75%) and Surgical Information Systems, LLC (1.13%). Pursuant to the agreement among lenders in respect of these loans, these investments represent a first lien/last out loan, which has a secondary priority behind the first lien/first out loan with respect to principal, interest and other payments.

(8)	As of March 31, 2019, Credit Fund and Credit Fund Sub had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

First Lien Debt – unfunded delayed draw and revolving term loans commitments	Type	Unused Fee	Par/ Principal Amount	Fair Value
Advanced Instruments, LLC	Revolver	0.50%	$1,333	$(9)
Ahead, LLC	Revolver	0.50	4,688	(35)
AQA Acquisition Holding, Inc.	Revolver	0.50	2,459	(4)
Borchers, Inc.	Revolver	0.50	1,935	(4)
Clearent Newco, LLC	Delayed Draw	1.00	2,428	(20)
Clearent Newco, LLC	Revolver	0.50	1,120	(9)
DecoPac, Inc.	Revolver	0.50	2,143	(10)
Executive Consulting Group, LLC, Inc.	Revolver	0.50	2,368	(22)
HMT Holding Inc.	Revolver	0.50	6,173	(44)
J.S. Held, LLC	Delayed Draw	1.00	2	—
Jensen Hughes, Inc.	Revolver	0.50	1,455	(16)
Jensen Hughes, Inc.	Delayed Draw	1.00	6,842	(77)
MAG DS Corp.	Revolver	0.50	5,000	(20)
Marco Technologies, LLC	Delayed Draw	1.00	7,500	(37)
MSHC, Inc.	Delayed Draw	1.00	9,268	(47)
North American Dental Management, LLC	Revolver	0.50	2,505	(44)
North Haven CA Holdings, Inc. (CoAdvantage)	Revolver	0.50	6,114	(59)
Output Services Group	Delayed Draw	4.25	2,518	(67)
Pharmalogic Holdings Corp.	Delayed Draw	1.00	2,947	(18)
Premise Health Holding Corp.	Delayed Draw	1.00	1,103	(8)
Propel Insurance Agency, LLC	Delayed Draw	0.50	7,143	(101)
Propel Insurance Agency, LLC	Revolver	0.50	2,381	(34)
PSI Services LLC	Revolver	0.50	528	(8)
QW Holding Corporation (Quala)	Delayed Draw	1.00	1,453	(14)
QW Holding Corporation (Quala)	Revolver	0.50	5,498	(51)
T2 Systems, Inc.	Revolver	0.50	1,173	(3)
The Original Cakerie, Ltd. (Canada)	Revolver	0.50	1,399	(8)
Upstream Intermediate, LLC	Revolver	0.50	1,606	(10)
Valicor Environmental Services, LLC	Revolver	0.50	3,515	(33)
WIRB - Copernicus Group, Inc.	Delayed Draw	1.00	6,480	(36)
WIRB - Copernicus Group, Inc.	Revolver	0.50	1,000	(6)
WRE Holding Corp.	Delayed Draw	0.89	2,069	(45)
WRE Holding Corp.	Revolver	0.50	355	(8)
Zywave, Inc.	Revolver	0.50	600	—
Total unfunded commitments			$105,101	$(907)

(9)	Loan was on non-accrual status as of March 31, 2019.

Consolidated Schedule of Investments as of December 31, 2018
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
First Lien Debt (99.91% of fair value)
Achilles Acquisition, LLC	+\	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.00%	6.56%	10/11/2025	$18,000	$17,906	$17,716
Acrisure, LLC	+	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.25%	6.77%	11/22/2023	20,886	20,843	19,981
Acrisure, LLC	+\	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 3.75%	6.27%	11/22/2023	11,940	11,928	11,333
Advanced Instruments, LLC	^+*	(2) (3) (8)	Healthcare & Pharmaceuticals	L + 5.25%	7.63%	10/31/2022	11,791	11,695	11,690
Ahead, LLC	^+	(2) (3) (8)	High Tech Industries	L + 4.25%	6.87%	6/29/2023	20,059	19,959	19,856
Alpha Packaging Holdings, Inc.	+*	(2) (3)	Containers, Packaging & Glass	L + 4.25%	7.05%	5/12/2020	16,860	16,830	16,813
AM Conservation Holding Corporation	+*	(2) (3)	Energy: Electricity	L + 4.50%	7.30%	10/31/2022	38,310	38,079	38,027
AQA Acquisition Holding, Inc.	^+*	(2) (3) (8)	High Tech Industries	L + 4.25%	7.05%	5/24/2023	19,148	19,111	18,978
Avalign Technologies, Inc.	+\	(2) (3)	Healthcare & Pharmaceuticals	L + 4.50%	7.00%	12/22/2025	13,000	12,874	12,848
Big Ass Fans, LLC	+*\	(2) (3)	Capital Equipment	L + 3.75%	6.55%	5/21/2024	14,052	13,973	13,840
Borchers, Inc.	^+*	(2) (3) (8)	Chemicals, Plastics & Rubber	L + 4.50%	7.30%	11/1/2024	15,589	15,533	15,545
Brooks Equipment Company, LLC	+*	(2) (3)	Construction & Building	L + 5.00%	7.71%	8/29/2020	5,948	5,940	5,935
Clearent Newco, LLC	^+	(2) (3) (8)	High Tech Industries	L + 4.00%	6.52%	3/20/2024	23,093	22,702	22,819
DBI Holding, LLC	+*	(2) (3) (9)	Transportation: Cargo	L + 5.25%	7.76%	8/1/2021	34,494	34,276	25,400
DBI Holding, LLC	^		Transportation: Cargo	15% (100% PIK)	7.76%	2/1/2020	1,119	1,119	1,119
DecoPac, Inc.	^+*	(2) (3) (8)	Non-durable Consumer Goods	L + 4.25%	7.05%	9/29/2024	12,696	12,571	12,619
Dent Wizard International Corporation	+	(2) (3)	Automotive	L + 4.00%	6.51%	4/7/2020	24,256	24,183	24,110
DTI Holdco, Inc.	+*\	(2) (3)	High Tech Industries	L + 4.75%	7.28%	9/30/2023	19,081	18,941	17,793
EIP Merger Sub, LLC (Evolve IP)	+*	(2) (3) (4)	Telecommunications	L + 5.75%	8.27%	6/7/2022	22,358	21,923	21,788
EIP Merger Sub, LLC (Evolve IP)	*	(2) (3) (7)	Telecommunications	L + 5.75%	8.27%	6/7/2022	1,500	1,469	1,462
Eliassen Group, LLC	+	(2) (3)	Business Services	L + 4.50%	7.00%	11/5/2024	6,250	6,226	6,202
Exactech, Inc.	+\	(2) (3)	Healthcare & Pharmaceuticals	L + 3.75%	6.27%	2/14/2025	12,903	12,849	12,741
Executive Consulting Group, LLC, Inc.	^+	(2) (3) (8)	Business Services	L + 4.50%	7.30%	6/20/2024	15,318	15,168	15,132
Golden West Packaging Group LLC	+*	(2) (3)	Containers, Packaging & Glass	L + 5.25%	7.77%	6/20/2023	30,180	29,978	29,760
HMT Holding Inc.	^+*	(2) (3) (8)	Energy: Oil & Gas	L + 4.50%	7.02%	11/17/2023	33,490	32,902	33,172
J.S. Held, LLC	+*	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.50%	7.30%	9/25/2024	20,309	20,137	19,998
Jensen Hughes, Inc.	^+*	(2) (3) (8)	Utilities: Electric	L + 4.50%	7.30%	3/22/2024	27,978	27,896	27,382
Kestra Financial, Inc.	+*	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.25%	6.76%	6/24/2022	21,744	21,547	21,690
MAG DS Corp.	^+	(2) (3) (8)	Aerospace & Defense	L + 4.75%	7.27%	6/6/2025	22,885	22,679	22,665
Maravai Intermediate Holdings, LLC	+\	(2)	Healthcare & Pharmaceuticals	L + 4.25%	6.81%	8/2/2025	29,925	29,640	29,578

Consolidated Schedule of Investments as of December 31, 2018
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
First Lien Debt (99.91% of fair value)
Mold-Rite Plastics, LLC	+	(2) (3)	Chemicals, Plastics & Rubber	L + 4.50%	7.30%	12/14/2021	$14,850	$14,793	$14,762
MSHC, Inc.	^+*	(2) (3) (8)	Construction & Building	L + 4.25%	6.89%	7/31/2023	23,579	23,514	23,088
Newport Group Holdings II, Inc.	+\	(2)	Banking, Finance, Insurance & Real Estate	L + 3.75%	6.54%	9/13/2025	17,790	17,666	17,564
North American Dental Management, LLC	^+*	(2) (3) (8)	Healthcare & Pharmaceuticals	L + 5.25%	8.04%	7/7/2023	37,781	37,329	37,093
North Haven CA Holdings, Inc.	^+*	(2) (3) (8)	Business Services	L + 4.50%	7.02%	10/2/2023	35,139	34,789	34,401
Odyssey Logistics & Technology Corporation	+*\	(2) (3)	Transportation: Cargo	L + 4.00%	6.52%	10/12/2024	39,680	39,496	39,149
Output Services Group	^+\	(2) (3) (8)	Media: Advertising, Printing & Publishing	L + 4.25%	6.77%	3/27/2024	17,400	17,338	16,663
PAI Holdco, Inc.	+*	(2) (3)	Automotive	L + 4.25%	7.05%	1/5/2025	19,727	19,637	19,459
Park Place Technologies, Inc.	+\	(2) (3)	High Tech Industries	L + 4.00%	6.52%	3/29/2025	15,922	15,856	15,639
Pasternack Enterprises, Inc.	+	(2) (3)	Capital Equipment	L + 4.00%	6.52%	7/2/2025	20,076	20,076	19,745
Pharmalogic Holdings Corp.	^+	(2) (3) (8)	Healthcare & Pharmaceuticals	L + 4.00%	6.52%	6/11/2023	7,017	6,995	6,949
Ping Identity Corporation	+\	(2) (3)	High Tech Industries	L + 3.75%	6.27%	1/25/2025	4,975	4,956	4,915
Premier Senior Marketing, LLC	*	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.25%	6.75%	11/30/2025	4,953	4,953	4,875
Premise Health Holding Corp.	^+\	(2) (3) (8)	Healthcare & Pharmaceuticals	L + 3.75%	6.55%	7/10/2025	13,862	13,805	13,717
Propel Insurance Agency, LLC	^+	(2) (3) (8)	Banking, Finance, Insurance & Real Estate	L + 4.25%	6.75%	6/1/2024	21,088	20,535	20,628
PSI Services, LLC	^+*	(2) (3) (8)	Business Services	L + 5.00%	7.52%	1/20/2023	29,919	29,469	29,239
Q Holding Company	+*	(2) (3)	Automotive	L + 5.00%	7.52%	12/18/2021	17,099	17,058	16,969
QW Holding Corporation (Quala)	^+*	(2) (3) (8)	Environmental Industries	L + 6.75%	9.22%	8/31/2022	9,704	9,338	9,489
RevSpring, Inc.	+*\	(2) (3)	Media: Advertising, Printing & Publishing	L + 4.25%	7.05%	10/11/2025	20,000	19,953	19,680
Situs Group Holdings Corporation	+	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.50%	7.02%	2/26/2023	8,915	8,892	8,887
Surgical Information Systems, LLC	+*	(2) (3) (7)	High Tech Industries	L + 4.85%	7.37%	4/24/2023	27,708	27,494	27,171
Systems Maintenance Services Holding, Inc.	+*	(2) (3)	High Tech Industries	L + 5.00%	7.52%	10/28/2023	24,010	23,907	17,842
T2 Systems Canada, Inc.	+	(2) (3)	Transportation: Consumer	L + 6.75%	9.34%	9/28/2022	2,646	2,598	2,630
T2 Systems, Inc.	^+*	(2) (3) (8)	Transportation: Consumer	L + 6.75%	9.34%	9/28/2022	15,775	15,484	15,677
The Original Cakerie, Co. (Canada)	+*	(2) (3)	Beverage, Food & Tobacco	L + 5.00%	7.50%	7/20/2022	9,019	8,968	8,932
The Original Cakerie, Ltd. (Canada)	+	(2) (3) (8)	Beverage, Food & Tobacco	L + 4.50%	7.02%	7/20/2022	6,957	6,917	6,883
ThoughtWorks, Inc.	+*\	(2) (3)	Business Services	L + 4.00%	6.52%	10/12/2024	11,944	11,909	11,770
U.S. Acute Care Solutions, LLC	+*	(2) (3)	Healthcare & Pharmaceuticals	L + 5.00%	7.52%	5/15/2021	31,705	31,540	31,395
U.S. TelePacific Holdings Corp.	+*\	(2) (3)	Telecommunications	L + 5.00%	7.80%	5/2/2023	26,660	26,459	24,768

Consolidated Schedule of Investments as of December 31, 2018
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
First Lien Debt (99.91% of fair value)
Upstream Intermediate, LLC	^+	(2) (3) (8)	Healthcare & Pharmaceuticals	L + 4.25%	6.77%	1/3/2024	$17,939	$17,863	$17,677
Valet Waste Holdings, Inc.	+\	(2) (3)	Construction & Building	L + 4.00%	6.52%	9/28/2025	11,970	11,947	11,902
Valicor Environmental Services, LLC	^+*	(2) (3) (8)	Environmental Industries	L + 4.75%	7.27%	6/1/2023	33,410	32,914	32,995
WIRB - Copernicus Group, Inc.	^+*	(2) (3) (8)	Healthcare & Pharmaceuticals	L + 4.25%	6.77%	8/15/2022	17,194	17,098	16,931
WRE Holding Corp.	^+*	(2) (3) (8)	Environmental Industries	L + 5.00%	7.52%	1/3/2023	7,238	7,162	6,993
Zywave, Inc.	^+*	(2) (3) (8)	High Tech Industries	L + 5.00%	7.52%	11/17/2022	18,050	17,914	17,991
First Lien Debt Total								$1,197,499	$1,172,460
Second Lien Debt (0.09% of fair value)
Zywave, Inc.	*	(2) (3)	High Tech Industries	L + 9.00%	11.65%	11/17/2023	$1,050	$1,038	$1,048
Second Lien Debt Total								$1,038	$1,048
Total Investments								$1,198,537	$1,173,508

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

Below is certain summarized consolidated financial information for Credit Fund as of March 31, 2019 and December 31, 2018, respectively. Credit Fund commenced operations in May 2016.

	March 31, 2019	December 31, 2018
	(unaudited)
Selected Consolidated Balance Sheet Information
ASSETS
Investments, at fair value (amortized cost of $1,265,546 and $1,198,537, respectively)	$1,258,295	$1,173,508
Cash and other assets	41,074	62,547
Total assets	$1,299,369	$1,236,055
LIABILITIES AND MEMBERS’ EQUITY
Secured borrowings	$624,667	$572,178
Notes payable, net of unamortized debt issuance costs of $1,798 and $1,849, respectively	280,524	309,114
Mezzanine loans	123,800	112,000
Other liabilities	52,882	34,195
Subordinated loans and members’ equity	217,496	208,568
Liabilities and members’ equity	$1,299,369	$1,236,055

	For the three month periods ended
	March 31, 2019	March 31, 2018
	(unaudited)	(unaudited)
Selected Consolidated Statement of Operations Information:
Total investment income	$22,606	$17,911
Expenses
Interest and credit facility expenses	14,730	10,656
Other expenses	441	389
Total expenses	15,171	11,045
Net investment income (loss)	7,435	6,866
Net realized gain (loss) on investments	(8,285)	—
Net change in unrealized appreciation (depreciation) on investments	17,778	3,035
Net increase (decrease) resulting from operations	$16,928	$9,901
Debt
Credit Fund Facility
On June 24, 2016, Credit Fund entered into the Credit Fund Facility with the Company pursuant to which Credit Fund may from time to time request mezzanine loans from the Company, which was subsequently amended on June 5, 2017, October 2, 2017, November 3, 2017, June 22, 2018 and June 29, 2018. The maximum principal amount of the Credit Fund Facility is $175,000. The maturity date of the Credit Fund Facility is March 22, 2020. Amounts borrowed under the Credit Fund Facility bear interest at a rate of LIBOR plus 9.00%.
During the three month periods ended March 31, 2019 and 2018, there were mezzanine loan borrowings of $30,500 and $21,850, respectively, and repayments of $18,700 and $0, respectively, under the Credit Fund Facility. As of March 31, 2019 and December 31, 2018, there were $123,800 and $112,000 in mezzanine loans outstanding, respectively.
As of March 31, 2019 and December 31, 2018, Credit Fund was in compliance with all covenants and other requirements of the Credit Fund Facility.
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
During the three month periods ended March 31, 2019 and 2018, there were secured borrowings of $60,020 and $67,965, respectively, and repayments of $20,404 and $15,035, respectively, under the Credit Fund Sub Facility. As of March 31, 2019 and December 31, 2018, there was $510,750 and $471,134 in secured borrowings outstanding, respectively.
As of March 31, 2019 and December 31, 2018, Credit Fund Sub was in compliance with all covenants and other requirements of the Credit Fund Sub Facility.
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
As of March 31, 2019 and December 31, 2018, the 2017-1 Issuer was in compliance with all covenants and other requirements of the indenture.
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
During the three month period ended March 31, 2019, there were secured borrowings of $12,873 under the Credit Fund Warehouse Facility. As of March 31, 2019, there was $113,917 in secured borrowings outstanding.
As of March 31, 2019, Credit Fund Warehouse was in compliance with all covenants and other requirements of the Credit Fund Warehouse Facility.
6. BORROWINGS
In accordance with the Investment Company Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 150% after such borrowing. As of March 31, 2019 and December 31, 2018, asset coverage was 195.50% and 210.31%, respectively. During the three month periods ended March 31, 2019 and 2018, there were secured borrowings of $253,950 and $253,050, respectively, under the SPV Credit Facility and Credit Facility and repayments of $107,626 and $288,078, respectively, under the SPV Credit Facility and Credit Facility. As of March 31, 2019 and December 31, 2018, there were $660,959 and $514,635, respectively, in secured borrowings outstanding.
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
As of March 31, 2019 and December 31, 2018, the SPV was in compliance with all covenants and other requirements of the SPV Credit Facility.
Credit Facility
The Company closed on March 21, 2014 on the Credit Facility, which was subsequently amended on January 8, 2015, May 25, 2016, March 22, 2017 and September 25, 2018. The maximum principal amount of the Credit Facility is $513,000, subject to availability under the Credit Facility, which is based on certain advance rates multiplied by the value of the Company’s portfolio investments (subject to certain concentration limitations) net of certain other indebtedness that the Company may incur in accordance with the terms of the Credit Facility. Proceeds of the Credit Facility may be used for general corporate purposes, including the funding of portfolio investments. Maximum capacity under the Credit Facility may be increased to $620,000 through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Credit Facility includes a $20,000 limit for swingline loans and a $5,000 limit for letters of credit. The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Credit Facility, including amounts drawn in respect of letters of credit, bear interest at either LIBOR plus an applicable spread of 2.25%, or an “alternative base rate” (which is the highest of a prime rate, the federal funds effective rate plus 0.50%, or one month LIBOR plus 1.00%) plus an applicable spread of 1.25%. The Company may elect either the LIBOR or the “alternative base rate” at the time of drawdown, and loans may be converted from one rate to another at any time, subject to certain conditions. The Company also pays a fee of 0.375% on undrawn amounts under the Credit Facility and, in respect of each undrawn letter of credit, a fee and interest rate equal to the then-applicable margin under the Credit Facility while the letter of credit is outstanding. The availability period under the Credit Facility will terminate on March 22, 2022 and the Credit Facility will mature on March 22, 2023. During the period from March 22, 2022 to March 22, 2023, the Company will be obligated to make mandatory prepayments under the Credit Facility out of the proceeds of certain asset sales, other recovery events and equity and debt issuances.
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
As of March 31, 2019 and December 31, 2018, the Company was in compliance with all covenants and other requirements of the Credit Facility.
Summary of Facilities
The Facilities consisted of the following as of March 31, 2019 and December 31, 2018:

	March 31, 2019
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
SPV Credit Facility	$400,000	$252,959	$147,041	$4,420
Credit Facility	513,000	408,000	105,000	105,000
Total	$913,000	$660,959	$252,041	$109,420

	December 31, 2018
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
SPV Credit Facility	$400,000	$224,135	$175,865	$2,547
Credit Facility	413,000	290,500	122,500	122,500
Total	$813,000	$514,635	$298,365	$125,047

(1)	The unused portion is the amount upon which commitment fees are based.

(2)	Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
As of March 31, 2019 and December 31, 2018, $3,183 and $2,978, respectively, of interest expense, $284 and $205, respectively, of unused commitment fees and $23 and $23, respectively, of other fees were included in interest and credit facility fees payable. For the three month periods ended March 31, 2019 and 2018 , the weighted average interest rates were 4.68% and 3.78%, respectively, and the average principal debt outstanding was $568,519 and $553,656, respectively. As of March 31, 2019 and December 31, 2018, the weighted average interest rates were 4.65% and 4.67%, respectively, based on floating LIBOR rates.
For the three month periods ended March 31, 2019 and 2018, the components of interest expense and credit facility fees were as follows:

	For the three month periods ended
	March 31, 2019	March 31, 2018
Interest expense	$6,653	$5,235
Facility unused commitment fee	303	288
Amortization of deferred financing costs	236	202
Other fees	29	35
Total interest expense and credit facility fees	$7,221	$5,760
Cash paid for interest expense	$6,449	$5,291
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
The Investment Adviser serves as collateral manager to the 2015-1 Issuer under a collateral management agreement (the “Collateral Management Agreement”). Pursuant to the Collateral Management Agreement, the 2015-1 Issuer pays management fees (comprised of base management fees, subordinated management fees and incentive management fees) to the Investment Adviser for rendering collateral management services. As per the Collateral Management Agreement, for the period the Company retains all of the 2015-1 Issuer Preferred Interests, the Investment Adviser does not earn management fees for providing such collateral management services. The Company currently retains all of the 2015-1 Issuer Preferred Interests, thus the Investment Adviser did not earn any management fees from the 2015-1 Issuer for the three month periods ended March 31, 2019 and 2018. Any such waived fees may not be recaptured by the Investment Adviser.
Pursuant to an undertaking by the Company in connection with the 2015-1 Debt Securitization Refinancing, the Company has agreed to hold on an ongoing basis the 2015-1 Issuer Preferred Interests with an aggregate dollar purchase price at least equal to 5% of the aggregate outstanding amount of all collateral obligations by the 2015-1 Issuer for so long as any securities of the 2015-1 Issuer remain outstanding. As of March 31, 2019, the Company was in compliance with its undertaking.
The 2015-1 Issuer pays ongoing administrative expenses to the trustee, independent accountants, legal counsel, rating agencies and independent managers in connection with developing and maintaining reports, and providing required services in connection with the administration of the 2015-1 Issuer.
As of March 31, 2019, there were 62 first lien and second lien senior secured loans with a total fair value of approximately $550,089 and cash of $15,236 securing the 2015-1R Notes. The pool of loans in the securitization must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture governing the 2015-1R Notes.
For the three month periods ended March 31, 2019 and 2018, the weighted average interest rate, the effective annualized weighted average interest rates, which include amortization of debt issuance costs on the 2015-1R Notes and 2015-1 Notes, were 4.75% and 3.78%, respectively, based on floating LIBOR rates. As of March 31, 2019 and December 31, 2018 the weighted average interest rates were 4.75% and 4.42% respectively, based on floating LIBOR rates.
For the three month periods ended March 31, 2019 and 2018, the components of interest expense on the 2015-1R and 2015-1 Notes were as follows:

	For the three month periods ended
	March 31, 2019	March 31, 2018
Interest expense	$5,276	$2,530
Amortization of deferred financing costs	62	50
Total interest expense and credit facility fees	$5,338	$2,580
Cash paid for interest expense	$5,066	$2,391
8. COMMITMENTS AND CONTINGENCIES
A summary of significant contractual payment obligations was as follows as of March 31, 2019 and December 31, 2018:

	SPV Credit Facility and Credit Facility		2015-1R Notes
Payment Due by Period	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Less than 1 Year	$—	$—	$—	$—
1-3 Years	—	—	—	—
3-5 Years	660,959	514,635	—	—
More than 5 Years	—	—	449,200	449,200
Total	$660,959	$514,635	$449,200	$449,200
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of March 31, 2019 and December 31, 2018 for any such exposure.
The Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par Value as of
	March 31, 2019	December 31, 2018
Unfunded delayed draw commitments	$85,898	$97,261
Unfunded revolving term loan commitments	64,447	59,856
Total unfunded commitments	$150,345	$157,117
9. NET ASSETS
The Company has the authority to issue 200,000,000 shares of common stock, $0.01 per share par value.
On November 5, 2018, the Company’s Board of Directors approved a $100,000 stock repurchase program (the “Company Stock Repurchase Program”). The Company Stock Repurchase Program is expected to be in effect until the earlier of November 5, 2019 and the date the approved dollar amount has been used to repurchase shares. Since the inception of the Company Stock Repurchase Program through March 31, 2019, the Company has repurchased 1,296,590 shares of the Company's common stock at an average cost of $14.62 per share, or $18,952 in the aggregate, resulting in accretion to net assets per share of $0.06.

During the three month period ended March 31, 2019, the Company repurchased and extinguished 958,182 shares for $14,085. The following table summarizes capital activity during the three month period ended March 31, 2019:

	Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss) on Investments	Accumulated Net Unrealized Appreciation (Depreciation) on Investments	Total Net Assets
	Shares	Amount
Balance, beginning of period	62,230,251	$622	$1,174,334	$(1,633)	$5,901	$(44,572)	$(71,434)	$1,063,218
Repurchase of common stock	(958,182)	(9)	(14,076)	—	—	—	—	(14,085)
Net investment income (loss)	—	—	—	—	27,562	—	—	27,562
Net realized gain (loss) on investments	—	—	—	—	—	899	—	899
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	—	5,265	5,265
Dividends declared	—	—	—	—	(22,672)	—	—	(22,672)
Balance, end of period	61,272,069	$613	$1,160,258	$(1,633)	$10,791	$(43,673)	$(66,169)	$1,060,187
During the three month period ended March 31, 2018, the Company issued 361,056 shares for $6,629 through the reinvestment of dividends. The following table summarizes capital activity during the three month period ended March 31, 2018:

	Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss) on Investments	Accumulated Net Unrealized Appreciation (Depreciation) on Investments	Total Net Assets
	Shares	Amount
Balance, beginning of period	62,207,603	$622	$1,172,807	$(1,618)	$2,522	$(43,548)	$(3,481)	$1,127,304
Reinvestment of dividends	361,056	4	6,625	—	—	—	—	6,629
Offering costs	—	—	—	(15)	—	—	—	(15)
Net investment income (loss)	—	—	—	—	25,130	—	—	25,130
Net realized gain (loss) on investments	—	—	—	—	—	(129)	—	(129)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	—	(3,912)	(3,912)
Dividends declared	—	—	—	—	(23,150)	—	—	(23,150)
Balance, end of period	62,568,659	$626	$1,179,432	$(1,633)	$4,502	$(43,677)	$(7,393)	$1,131,857
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
Basic and diluted earnings per common share were as follows:

	For the three month periods ended
	March 31, 2019	March 31, 2018
Net increase (decrease) in net assets resulting from operations	$33,726	$21,089
Weighted-average common shares outstanding	61,772,774	62,504,465
Basic and diluted earnings per common share	$0.55	$0.34
The following table summarizes the Company’s dividends declared during the two most recent fiscal years and the current fiscal year to-date:

Date Declared	Record Date	Payment Date	Per Share Amount
March 20, 2017	March 20, 2017	April 24, 2017	$0.41
June 20, 2017	June 30, 2017	July 18, 2017	$0.37
August 7, 2017	September 29, 2017	October 18, 2017	$0.37
November 7, 2017	December 29, 2017	January 17, 2018	$0.37
December 13, 2017	December 29, 2017	January 17, 2018	$0.12	(1)
February 26, 2018	March 29, 2018	April 17, 2018	$0.37
May 2, 2018	June 29, 2018	July 17, 2018	$0.37
August 6, 2018	September 28, 2018	October 17, 2018	$0.37
November 5, 2018	December 28, 2018	January 17, 2019	$0.37
December 12, 2018	December 28, 2018	January 17, 2019	$0.20	(1)
February 22, 2019	March 29, 2019	April 17, 2019	$0.37

(1)	Represents a special dividend.

10. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of consolidated financial highlights for the three month periods ended March 31, 2019 and 2018:

	For the three month periods ended
	March 31, 2019	March 31, 2018
Per Share Data:
Net asset value per share, beginning of period	$17.09	$18.12
Net investment income (loss) (1)	0.45	0.40
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	0.09	(0.06)
Net increase (decrease) in net assets resulting from operations	0.54	0.34
Dividends declared (2)	(0.37)	(0.37)
Accretion due to share repurchases	0.04	—
Net asset value per share, end of period	$17.30	$18.09
Market price per share, end of period	$14.48	$17.90

Number of shares outstanding, end of period	61,272,069	62,568,651
Total return based on net asset value (3)	3.39%	1.88%
Total return based on market price (4)	19.76%	(8.83)%
Net assets, end of period	$1,060,187	$1,131,857
Ratio to average net assets (5):
Expenses before incentive fees	2.03%	1.49%
Expenses after incentive fees	2.58%	1.96%
Net investment income (loss)	2.58%	2.20%
Interest expense and credit facility fees	1.18%	0.73%
Ratios/Supplemental Data:
Asset coverage, end of period	195.50%	241.33%
Portfolio turnover	3.45%	6.17%
Weighted-average shares outstanding	61,772,774	62,504,465

(1)	Net investment income (loss) per share was calculated as net investment income (loss) for the period divided by the weighted average number of shares outstanding for the period.

(2)
Dividends declared per share was calculated as the sum of dividends declared during the period divided by the number of shares outstanding at each respective quarter-end date (refer to Note 9, Net Assets).

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
11. LITIGATION
The Company may become party to certain lawsuits in the ordinary course of business. The Company does not believe that the outcome of current matters, if any, will materially impact the Company or its consolidated financial statements. As of March 31, 2019 and December 31, 2018, the Company was not subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company.
In addition, portfolio investments of the Company could be the subject of litigation or regulatory investigations in the ordinary course of business. The Company does not believe that the outcome of any current contingent liabilities of its portfolio investments, if any, will materially affect the Company or these consolidated financial statements.

12. TAX
The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of March 31, 2019 and December 31, 2018.
In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. As of March 31, 2019 and December 31, 2018, the Company had filed tax returns and therefore is subject to examination.
The Company’s taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate. The estimated tax character of dividends declared for three month periods ended March 31, 2019 and 2018 was as follows:

	For the three month periods ended
	March 31, 2019	March 31, 2018
Ordinary income	$22,672	$23,150
Tax return of capital	$—	$—
13. SUBSEQUENT EVENTS
Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed below.
Subsequent to March 31, 2019, the Company borrowed $85,500 under the Credit Facility and SPV Credit Facility to fund investment acquisitions. The Company also voluntarily repaid $52,160 under the Credit Facility and SPV Credit Facility.
On May 6, 2019, the Company’s Board of Directors declared a quarterly dividend of $0.37 per share, which is payable on July 17, 2019 to stockholders of record as of June 28, 2019.
On May 6, 2019, the Company’s Board of Directors, including a majority of the Independent Directors, approved at an in-person meeting the continuance of the Company’s Investment Advisory Agreement with the Adviser for an additional one year term.

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
We have based the forward-looking statements included in this Form 10-Q on information available to us on the date of this Form 10-Q, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the Securities and Exchange Commission (the “SEC”), including our annual reports on Form 10-Q, quarterly reports on Form 10-Q and current reports on Form 8-K.
OVERVIEW
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Part I, Item 1 of this Form 10-Q “Financial Statements.” This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to those described in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2018 and Part II, Item 1A of this Form 10-Q “Risk Factors.” Our actual results could differ materially from those anticipated by such forward-looking statements due to factors discussed under “Risk Factors” and “Cautionary Statements Regarding Forward-Looking Statements” appearing elsewhere in this Form 10-Q.
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
PORTFOLIO AND INVESTMENT ACTIVITY
As of March 31, 2019, the fair value of our investments was approximately $2,155,209, comprised of 131 investments in 103 portfolio companies/investment fund across 29 industries with 59 sponsors. As of December 31, 2018, the fair value of our investments was approximately $1,972,157, comprised of 119 investments in 96 portfolio companies/investment fund across 27 industries with 57 sponsors.
Based on fair value as of March 31, 2019, our portfolio consisted of approximately 87.8% in secured debt (77.2% in first lien debt (including 9.3% in first lien/last out loans) and 10.6% in second lien debt), 10.9% in Credit Fund and 1.3% in equity investments. Based on fair value as of March 31, 2019, approximately 1% of our debt portfolio was invested in debt bearing a fixed interest rate and approximately 99% of our debt portfolio was invested in debt bearing a floating interest rate, which primarily are subject to interest rate floors.
Based on fair value as of December 31, 2018, our portfolio consisted of approximately 87.5% in secured debt (78.4% in first lien debt (including 10.3% in first lien/last out loans) and 9.1% in second lien debt), 11.3% in Credit Fund and 1.2% in equity investments. Based on fair value as of December 31, 2018, approximately 1% of our debt portfolio was invested in debt bearing a fixed interest rate and approximately 99% of our debt portfolio was invested in debt bearing a floating interest rate, which primarily are subject to interest rate floors.

Our investment activity for the three month periods ended March 31, 2019 and 2018 is presented below (information presented herein is at amortized cost unless otherwise indicated):

	For the three month periods ended
	March 31, 2019	March 31, 2018
Investments:
Total investments, beginning of period	$2,043,591	$1,971,012
New investments purchased	246,221	119,601
Net accretion of discount on investments	2,161	2,390
Net realized gain (loss) on investments	899	(129)
Investments sold or repaid	(71,494)	(172,022)
Total Investments, end of period	$2,221,378	$1,920,852
Principal amount of investments funded:
First Lien Debt (excluding First Lien/Last Out)	$143,749	$65,783
First Lien/Last Out Unitranche	23,879	1,231
Second Lien Debt	49,344	25,582
Equity Investments	2,241	500
Investment Fund	30,500	27,850
Total	$249,713	$120,946
Principal amount of investments sold or repaid:
First Lien Debt (excluding First Lien/Last Out)	$(25,902)	$(117,619)
First Lien/Last Out Unitranche	(25,264)	(394)
Second Lien Debt	—	(53,990)
Equity Investments	—	—
Investment Fund	(18,700)	—
Total	$(69,866)	$(172,003)
Number of new funded investments	12	8
Average amount of new funded investments	$20,518	$14,950
Percentage of new funded debt investments at floating interest rates	100%	100%
Percentage of new funded debt investments at fixed interest rates	—%	—%
As of March 31, 2019 and December 31, 2018, investments consisted of the following:

	March 31, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt (excluding First Lien/Last Out)	$1,492,517	$1,462,000	$1,375,437	$1,343,422
First Lien/Last Out Unitranche	240,235	201,301	241,263	202,849
Second Lien Debt	227,908	228,851	179,434	178,958
Equity Investments	18,917	28,466	17,456	24,633
Investment Fund	241,801	234,591	230,001	222,295
Total	$2,221,378	$2,155,209	$2,043,591	$1,972,157

The weighted average yields (1) for our first and second lien debt, based on the amortized cost and fair value as of March 31, 2019 and December 31, 2018, were as follows:

	March 31, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt (excluding First Lien/Last Out)	9.12%	9.31%	9.16%	9.38%
First Lien/Last Out Unitranche	10.42%	12.44%	10.62%	12.63%
First Lien Debt Total	9.30%	9.69%	9.38%	9.80%
Second Lien Debt	11.07%	11.02%	11.04%	11.07%
First and Second Lien Debt Total	9.51%	9.85%	9.54%	9.94%

(1)
Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of March 31, 2019 and December 31, 2018. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.

Total weighted average yields (which includes the effect of accretion of discount and amortization of premiums) of our first and second lien debt investments as measured on an amortized cost basis decreased from 9.54% to 9.51% from December 31, 2018 to March 31, 2019. The decrease in weighted average yields was primarily due to a decrease in the effective LIBOR rate applicable to loans in the portfolio.
The following table summarizes the fair value of our performing and non-performing investments as of March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
	Fair Value	Percentage	Fair Value	Percentage
Performing	$2,137,727	99.19%	$1,957,830	99.27%
Non-accrual (1)	17,482	0.81	14,327	0.73
Total	$2,155,209	100.00%	$1,972,157	100.00%

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

See the Consolidated Schedules of Investments as of March 31, 2019 and December 31, 2018 in our consolidated financial statements in Part I, Item 1 of this Form 10-Q for more information on these investments, including a list of companies and type and amount of investments.
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
Our Investment Adviser monitors and, when appropriate, changes the investment ratings assigned to each debt investment in our portfolio. In connection with our quarterly valuation process, our Investment Adviser reviews our investment ratings on a regular basis. The following table summarizes the Internal Risk Ratings as of March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
	Fair Value	% of Fair Value	Fair Value	% of Fair Value
(dollar amounts in millions)
Internal Risk Rating 1	$70.8	3.74%	$71.0	4.12%
Internal Risk Rating 2	1,381.7	73.02	1,302.9	75.52
Internal Risk Rating 3	212.5	11.23	208.4	12.08
Internal Risk Rating 4	189.2	10.00	105.1	6.09
Internal Risk Rating 5	23.3	1.23	23.5	1.36
Internal Risk Rating 6	14.7	0.78	14.3	0.83
Total	$1,892.2	100.00%	$1,725.2	100.00%

As of March 31, 2019 and December 31, 2018, the weighted average Internal Risk Rating of our debt investment portfolio was 2.3. As of March 31, 2019 and December 31, 2018, 14 and 12 of our debt investments, with an aggregate fair value of $227.2 million and $142.9 million, respectively, were assigned an Internal Risk Rating of 4-6 (“Watch List”). As of March 31, 2019 and December 31, 2018, three and two first lien debt investments in the portfolio with a fair value of $17.5 million and $14.3 million, respectively, were on non-accrual status, which represented approximately 0.81% and 0.73%, respectively, of total investments at fair value. The remaining first and second lien debt investments were performing and current on their interest payments as of March 31, 2019 and December 31, 2018.

During the three month period ended March 31, 2019, 4 investments with fair value of $114.0 million were downgraded to the Watch List due to changes in financial condition and performance of the respective portfolio companies and 2 investments with fair value of $28.4 million were upgraded and removed from the Watch List due to improved performance of the respective portfolio companies.

CONSOLIDATED RESULTS OF OPERATIONS
For the three month periods ended March 31, 2019 and 2018
The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and losses and net change in unrealized appreciation and depreciation. As a result, quarterly comparisons may not be meaningful.
Investment Income
Investment income for the three month periods ended March 31, 2019 and 2018 was as follows:

	For the three month periods ended
	March 31, 2019	March 31, 2018
Investment income:
First Lien Debt	$41,574	$33,455
Second Lien Debt	5,746	7,103
Equity Investments	247	—
Investment Fund	7,538	6,881
Cash	82	44
Total investment income	$55,187	$47,483
The increase in investment income for the three month period ended March 31, 2019 from the comparable period in 2018 was primarily driven by our increasing invested balance, an increase in LIBOR, and increased interest and dividend income from Credit Fund. As of March 31, 2019, the size of our portfolio increased to $2,221,378 from $1,920,852 as of March 31, 2018, at amortized cost, and total principal amount of investments outstanding increased to $2,253,682 from $1,950,235 as of March 31, 2018. As of March 31, 2019, the weighted average yield of our first and second lien debt investments increased to 9.51% from 9.24% as of March 31, 2018 on amortized cost, primarily due to the increase in LIBOR.
Interest income on our first and second lien debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of March 31, 2019 and 2018, three and one first lien debt investments in the portfolio were on non-accrual with fair value of $17,482 and $14,955, respectively, which represents 0.81% and 0.78% of total investments at fair value, respectively. The remaining first and second lien debt investments were performing and current on their interest payments as of March 31, 2019 and 2018.
For the three month periods ended March 31, 2019 and 2018, the Company earned $2,028 and $895, respectively, in other income. The increase in other income for the three month period ended March 31, 2019 from the comparable period in 2018 was primarily driven by higher amendment fees and arranger fees.
Our total dividend and interest income from investments in Credit Fund totaled $7,538 and $6,881 for the three month periods ended March 31, 2019 and 2018, respectively. The increase was primarily driven by our increased invested balance in Credit Fund and an increase in LIBOR.
Net investment income (loss) for the three month periods ended March 31, 2019 and 2018 was as follows:

	For the three month periods ended
	March 31, 2019	March 31, 2018
Total investment income	$55,187	$47,483
Net expenses (including excise tax expense)	(27,625)	(22,353)
Net investment income (loss)	$27,562	$25,130

Expenses

	For the three month periods ended
	March 31, 2019	March 31, 2018
Base management fees	$7,685	$7,222
Incentive fees	5,846	5,330
Professional fees	745	762
Administrative service fees	216	186
Interest expense	11,991	7,815
Credit facility fees	568	525
Directors’ fees and expenses	93	98
Other general and administrative	421	405
Excise tax expense	60	10
Net expenses	$27,625	$22,353

Interest expense and credit facility fees for the three month periods ended March 31, 2019 and 2018 were comprised of the following:

	For the three month periods ended
	March 31, 2019	March 31, 2018
Interest expense	$11,991	$7,815
Facility unused commitment fee	303	288
Amortization of deferred financing costs	236	202
Other fees	29	35
Total interest expense and credit facility fees	$12,559	$8,340
Cash paid for interest expense	$11,515	$7,682
The increase in interest expense for the three month period ended March 31, 2019 compared to the comparable period in 2018 was driven by increased drawings under the Facilities related to increased deployment of capital for investments and an increase in LIBOR. For the three month period ended March 31, 2019, the average interest rate increased to 4.71% from 3.78% for the comparable period in 2018, and average principal debt outstanding increased to $1,017,719 from $826,656 for the comparable period in 2018.
The increase in base management fees and incentive fees related to pre-incentive fee net investment income for the three month period ended March 31, 2019 from the comparable period in 2018 were driven by our deployment of capital and increasing invested balance. For the three month periods ended March 31, 2019 and 2018, base management fees were $7,685 and $7,222, respectively, incentive fees related to pre-incentive fee net investment income were $5,846 and $5,330, respectively, and there were no incentive fees related to realized capital gains. The accrual for any capital gains incentive fee under accounting principles generally accepted in the United States (“US GAAP”) in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. See Note 4 to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q for more information on the incentive and base management fees. For the three month periods ended March 31, 2019 and 2018, there were no accrued capital gains incentive fees based upon the cumulative net realized and unrealized appreciation (depreciation) as of March 31, 2019 and 2018, respectively.
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
Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) on Investments
During the three month periods ended March 31, 2019 and 2018, we had realized gains on 2 and 1 investments, respectively, totaling approximately $959 and $2, respectively, which were offset by realized losses on 1 and 3 investments, respectively, totaling approximately $60 and $131, respectively. During the three month periods ended March 31, 2019 and 2018, we had a change in unrealized appreciation on 70 and 55 investments, respectively, totaling approximately $16,195 and $9,612, respectively, which was offset by a change in unrealized depreciation on 37 and 53 investments, respectively, totaling approximately $10,930 and $13,524, respectively.
Net realized gain (loss) and net change in unrealized appreciation (depreciation) by the type of investments for the three month periods ended March 31, 2019 and 2018 were as follows:

	For the three month periods ended
	March 31, 2019	March 31, 2018
Net realized gain (loss) on investments	$899	$(129)
Net change in unrealized appreciation (depreciation) on investments	5,265	(3,912)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	$6,164	$(4,041)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) by the type of investments for the three month periods ended March 31, 2019 and 2018 were as follows:

	For the three month periods ended
	March 31, 2019		March 31, 2018
Type	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)
First Lien Debt	$(60)	$978	$(131)	$(4,985)
Second Lien Debt	—	1,419	2	(433)
Equity Investments	959	2,372	—	806
Investment Fund	—	496	—	700
Total	$899	$5,265	$(129)	$(3,912)
Net change in unrealized appreciation in our investments for the three month period ended March 31, 2019 compared to the comparable period in 2018 was primarily due to changes in various inputs utilized under our valuation methodology, including, but not limited to, market spreads, leverage multiples and borrower ratings, and the impact of exits.
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
Selected Financial Data
Since inception of Credit Fund and through March 31, 2019 and December 31, 2018, the Company and Credit Partners each made capital contributions of $1 and $1 in members’ equity, respectively, and $118,000 and $118,000 in subordinated loans, respectively, to Credit Fund. As of March 31, 2019 and December 31, 2018, Credit Fund had borrowings of $123,800 and $112,000, respectively, in mezzanine loans under a revolving credit facility with the Company (the “Credit Fund Facility”). As of March 31, 2019 and December 31, 2018, Credit Fund had total subordinated loans and members’ equity outstanding of $217,496 and $208,568, respectively. As of March 31, 2019 and December 31, 2018, the Company’s ownership interest in such subordinated loans and members’ equity was $110,791 and $110,295, respectively, and in such mezzanine loans was $123,800 and $112,000, respectively.
As of March 31, 2019 and December 31, 2018, Credit Fund held cash and cash equivalents totaling $33,737 and $55,699, respectively.
As of March 31, 2019 and December 31, 2018, Credit Fund had total investments at fair value of $1,258,295 and $1,173,508, respectively, which was comprised of first lien senior secured loans, second lien senior secured loans and an equity investment to 64 and 60 portfolio companies, respectively. As of March 31, 2019 and December 31, 2018, 1 loan in Credit Fund’s portfolio was on non-accrual status with fair value of $21,151 and $25,400, respectively. As of March 31, 2019 and December 31, 2018, 98.3% and 99.9%, respectively, of investments in the portfolio were floating rate debt investments, which primarily are subject to interest rate floors. As of March 31, 2019 and December 31, 2018, 1.7% and 0.1%, respectively, of investments in the portfolio were fixed rate debt investments. As of March 31, 2019 and December 31, 2018, 1 loan in Credit Fund’s portfolio contained PIK provisions. The portfolio companies in Credit Fund are U.S. middle market companies in industries similar to those in which the Company may invest directly. Additionally, as of March 31, 2019 and December 31, 2018, Credit Fund had commitments to fund various undrawn revolving and delayed draw senior secured loans to its portfolio companies totaling $105,101 and $91,446, respectively.
Below is a summary of Credit Fund’s portfolio, followed by a listing of the loans in Credit Fund’s portfolio as of March 31, 2019 and December 31, 2018:

	As of March 31, 2019	As of December 31, 2018
Senior secured loans (1)	$1,270,122	$1,207,913
Weighted average yields of senior secured loans based on amortized cost (2)	7.17%	7.16%
Weighted average yields of senior secured loans based on fair value (2)	7.22%	7.32%
Number of portfolio companies in Credit Fund	64	60
Average amount per portfolio company (1)	$19,846	$20,132

(1)	At par/principal amount.

(2)
Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of March 31, 2019 and December 31, 2018. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.

Credit Fund’s Consolidated Schedule of Investments as of March 31, 2019
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
First Lien Debt (97.80% of fair value)
Achilles Acquisition, LLC	+\	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.00%	6.50%	10/11/2025	$18,000	$17,908	$17,824
Acrisure, LLC	+	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.25%	6.88%	11/22/2023	20,833	20,792	20,674
Acrisure, LLC	+\	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 3.75%	6.38%	11/22/2023	11,910	11,899	11,727
Advanced Instruments, LLC	^+*	(2) (3) (8)	Healthcare & Pharmaceuticals	L + 5.25%	7.73%	10/31/2022	11,761	11,670	11,676
Ahead, LLC	^+	(2) (3) (8)	High Tech Industries	L + 4.25%	6.88%	6/29/2023	15,659	15,584	15,508
Alpha Packaging Holdings, Inc.	+*	(2) (3)	Containers, Packaging & Glass	L + 4.25%	6.85%	5/12/2020	16,815	16,790	16,796
AM Conservation Holding Corporation	+*	(2) (3)	Energy: Electricity	L + 4.50%	7.10%	10/31/2022	38,213	37,993	38,056
Aptean, Inc.	+\	(2) (3)	Software	L + 4.25%	6.74%	4/23/2026	12,500	12,441	12,438
AQA Acquisition Holding, Inc.	^+*	(2) (3) (8)	High Tech Industries	L + 4.25%	6.85%	5/24/2023	19,100	19,044	19,061
Avalign Technologies, Inc.	+\	(2) (3)	Healthcare & Pharmaceuticals	L + 4.50%	7.00%	12/22/2025	12,968	12,845	12,827
Big Ass Fans, LLC	+*\	(2) (3)	Capital Equipment	L + 3.75%	6.35%	5/21/2024	14,016	13,938	13,990
Borchers, Inc.	^+*	(2) (3) (8)	Chemicals, Plastics & Rubber	L + 4.50%	7.10%	11/1/2024	15,550	15,496	15,515
Brooks Equipment Company, LLC	+*	(2) (3)	Construction & Building	L + 5.00%	7.63%	8/29/2020	5,948	5,941	5,942
Clearent Newco, LLC	^+	(2) (3) (8)	High Tech Industries	L + 4.00%	6.56%	3/20/2024	26,239	25,870	25,991
Datto, Inc.	+\	(2) (3)	High Tech Industries	L + 4.25%	6.74%	4/2/2026	12,500	12,441	12,438
DecoPac, Inc.	^+*	(2) (3) (8)	Non-durable Consumer Goods	L + 4.25%	6.85%	9/29/2024	12,664	12,543	12,596
Dent Wizard International Corporation	+	(2) (3)	Automotive	L + 4.00%	6.50%	4/7/2020	24,194	24,132	24,105
DTI Holdco, Inc.	+*\	(2) (3)	High Tech Industries	L + 4.75%	7.49%	9/30/2023	19,032	18,897	17,795
EIP Merger Sub, LLC (Evolve IP)	+*	(2) (3) (4)	Telecommunications	L + 5.75%	8.25%	6/7/2022	22,282	21,872	21,601
EIP Merger Sub, LLC (Evolve IP)	*	(2) (3) (7)	Telecommunications	L + 5.75%	8.25%	6/7/2022	1,500	1,470	1,448
Eliassen Group, LLC	+	(2) (3)	Business Services	L + 4.50%	7.00%	11/5/2024	6,242	6,219	6,236
Exactech, Inc.	+\	(2) (3)	Healthcare & Pharmaceuticals	L + 3.75%	6.25%	2/14/2025	12,870	12,822	12,775
Executive Consulting Group, LLC, Inc.	^+	(2) (3) (8)	Business Services	L + 4.25%	6.85%	6/20/2024	15,279	15,135	15,115
Golden West Packaging Group LLC	+*	(2) (3)	Containers, Packaging & Glass	L + 5.25%	7.75%	6/20/2023	30,099	29,904	29,774
HMT Holding Inc.	^+*	(2) (3) (8)	Energy: Oil & Gas	L + 4.50%	7.00%	11/17/2023	33,404	32,846	33,123
J.S. Held, LLC	+*	(2) (3) (8)	Banking, Finance, Insurance & Real Estate	L + 4.50%	7.10%	9/25/2024	20,262	20,117	20,068
Jensen Hughes, Inc.	^+*	(2) (3) (8)	Utilities: Electric	L + 4.50%	7.10%	3/22/2024	29,354	29,149	28,932
Kestra Financial, Inc.	+*	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.25%	6.88%	6/24/2022	21,697	21,510	21,697
MAG DS Corp.	^+	(2) (3) (8)	Aerospace & Defense	L + 4.75%	7.25%	6/6/2025	25,844	25,587	25,717

Credit Fund’s Consolidated Schedule of Investments as of March 31, 2019
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
First Lien Debt (97.80% of fair value) (continued)
Maravai Intermediate Holdings, LLC	+\	(2) (3)	Healthcare & Pharmaceuticals	L + 4.25%	6.75%	8/2/2025	$29,850	$29,574	$29,605
Marco Technologies, LLC	^+	(2) (3) (8)	Media: Advertising, Printing & Publishing	L + 4.25%	7.07%	10/30/2023	7,498	7,451	7,425
Mold-Rite Plastics, LLC	+	(2) (3)	Chemicals, Plastics & Rubber	L + 4.25%	6.85%	12/14/2021	14,813	14,759	14,758
MSHC, Inc.	^+*	(2) (3) (8)	Construction & Building	L + 4.25%	6.85%	7/31/2023	31,163	31,057	30,957
Newport Group Holdings II, Inc.	+\	(2)	Banking, Finance, Insurance & Real Estate	L + 3.75%	6.36%	9/13/2025	23,895	23,655	23,757
North American Dental Management, LLC	^+*	(2) (3) (8)	Healthcare & Pharmaceuticals	L + 5.25%	7.81%	7/7/2023	37,091	36,451	36,395
North Haven CA Holdings, Inc.	^+*	(2) (3) (8)	Business Services	L + 4.50%	7.10%	10/2/2023	35,052	34,717	34,653
Odyssey Logistics & Technology Corporation	+*\	(2) (3)	Transportation: Cargo	L + 4.00%	6.50%	10/12/2024	39,650	39,472	39,372
Output Services Group	^+\	(2) (3) (8)	Media: Advertising, Printing & Publishing	L + 4.25%	6.75%	3/27/2024	17,356	17,297	16,827
PAI Holdco, Inc.	+*	(2) (3)	Automotive	L + 4.25%	6.77%	1/5/2025	19,673	19,588	19,625
Park Place Technologies, Inc.	+\	(2) (3)	High Tech Industries	L + 4.00%	6.50%	3/29/2025	15,882	15,819	15,724
Pasternack Enterprises, Inc.	+	(2) (3)	Capital Equipment	L + 4.00%	6.50%	7/2/2025	20,026	20,026	19,848
Pharmalogic Holdings Corp.	^+	(2) (3) (8)	Healthcare & Pharmaceuticals	L + 4.00%	6.50%	6/11/2023	6,999	6,979	6,939
Ping Identity Corporation	+\	(2) (3)	High Tech Industries	L + 3.75%	6.25%	1/25/2025	4,963	4,952	4,933
Premier Senior Marketing, LLC	*	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.25%	6.75%	11/30/2025	4,953	4,931	4,908
Premise Health Holding Corp.	^+\	(2) (3) (8)	Healthcare & Pharmaceuticals	L + 3.75%	6.35%	7/10/2025	13,828	13,769	13,721
Propel Insurance Agency, LLC	^+	(2) (3) (8)	Banking, Finance, Insurance & Real Estate	L + 4.25%	6.85%	6/1/2024	20,323	19,792	19,901
PSI Services, LLC	^+*	(2) (3) (8)	Business Services	L + 5.00%	7.51%	1/20/2023	30,069	29,639	29,599
Q Holding Company	+*	(2) (3)	Automotive	L + 5.00%	7.50%	12/18/2021	17,055	17,016	16,998
QW Holding Corporation (Quala)	^+*	(2) (3) (8)	Environmental Industries	L + 5.75%	8.42%	8/31/2022	10,500	10,260	10,337
Radiology Partners, Inc.	+\	(2) (3)	Healthcare & Pharmaceuticals	L + 4.75%	7.42%	7/9/2025	24,937	24,814	24,937
RevSpring, Inc.	+*\	(2) (3)	Media: Advertising, Printing & Publishing	L + 4.25%	6.75%	10/11/2025	24,938	24,851	24,653
Situs Group Holdings Corporation	+	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.50%	7.00%	2/26/2023	8,915	8,907	8,863
Surgical Information Systems, LLC	+*	(2) (3) (7)	High Tech Industries	L + 4.85%	7.34%	4/24/2023	26,168	25,973	25,754
Systems Maintenance Services Holding, Inc.	+*	(2) (3)	High Tech Industries	L + 5.00%	7.50%	10/28/2023	23,949	23,839	19,054
T2 Systems Canada, Inc.	+	(2) (3)	Transportation: Consumer	L + 6.75%	9.35%	9/28/2022	2,639	2,594	2,633
T2 Systems, Inc.	^+*	(2) (3) (8)	Transportation: Consumer	L + 6.75%	9.35%	9/28/2022	15,737	15,463	15,696

Credit Fund’s Consolidated Schedule of Investments as of March 31, 2019
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
First Lien Debt (97.80% of fair value) (continued)
The Original Cakerie, Co. (Canada)	+*	(2) (3)	Beverage, Food & Tobacco	L + 5.00%	7.58%	7/20/2022	$8,996	$8,950	$8,945
The Original Cakerie, Ltd. (Canada)	^+	(2) (3) (8)	Beverage, Food & Tobacco	L + 4.50%	7.08%	7/20/2022	6,674	6,637	6,630
ThoughtWorks, Inc.	+*\	(2) (3)	Business Services	L + 4.00%	6.50%	10/12/2024	11,914	11,880	11,823
U.S. Acute Care Solutions, LLC	+*	(2) (3)	Healthcare & Pharmaceuticals	L + 5.00%	7.60%	5/15/2021	31,624	31,472	31,582
U.S. TelePacific Holdings Corp.	+*\	(2) (3)	Telecommunications	L + 5.00%	7.60%	5/2/2023	26,660	26,468	25,794
Upstream Intermediate, LLC	^+	(2) (3) (8)	Healthcare & Pharmaceuticals	L + 4.00%	6.50%	1/3/2024	18,164	18,092	18,041
Valet Waste Holdings, Inc.	+\	(2) (3)	Construction & Building	L + 4.00%	6.50%	9/28/2025	11,940	11,918	11,885
Valicor Environmental Services, LLC	^+*	(2) (3) (8)	Environmental Industries	L + 4.50%	6.99%	6/1/2023	34,658	34,182	34,298
WIRB - Copernicus Group, Inc.	^+*	(2) (3) (8)	Healthcare & Pharmaceuticals	L + 4.25%	6.75%	8/15/2022	17,150	17,061	17,012
WRE Holding Corp.	^+*	(2) (3) (8)	Environmental Industries	L + 5.00%	7.49%	1/3/2023	7,479	7,407	7,263
Zywave, Inc.	^+*	(2) (3) (8)	High Tech Industries	L + 5.00%	7.50%	11/17/2022	18,006	17,878	18,003
First Lien Debt Total								$1,238,445	$1,230,593
Second Lien Debt (1.76% of fair value)
DBI Holding, LLC	^*	(2) (3) (9)	Transportation: Cargo	8.00% (100% PIK)	8.00%	2/1/2026	$21,150	$20,697	$21,151
Zywave, Inc.	*	(2) (3)	High Tech Industries	L + 9.00%	11.49%	11/17/2023	1,050	1,039	1,050
Second Lien Debt Total								$21,736	$22,201

Investments (1)		Footnotes	Industry	Type	Shares/Units	Cost	Fair Value (6)
Equity Investments (0.44% of fair value)
DBI Holding, LLC	^		Transportation: Cargo	Preferred stock	13,996	$5,365	$5,501
DBI Holding, LLC	^		Transportation: Cargo	Common stock	2,961	—	—
Equity Investments Total						$5,365	$5,501
Total Investments						$1,265,546	$1,258,295

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

(1)
Unless otherwise indicated, issuers of investments held by Credit Fund are domiciled in the United States. As of March 31, 2019, the geographical composition of investments as a percentage of fair value was 1.45% in Canada and 98.55% in the United States. Certain portfolio company investments are subject to contractual restrictions on sales.

(2)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, Credit Fund has indicated the reference rate used and provided the spread and the interest rate in effect as of March 31, 2019. As of March 31, 2019, the reference rates for Credit Fund's variable rate loans were the 30-day LIBOR at 2.49%, the 90-day LIBOR at 2.60% and the 180-day LIBOR at 2.66%.

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

(6)
Fair value is determined in good faith by or under the direction of the board of managers of Credit Fund, pursuant to Credit Fund’s valuation policy, with the fair value of all investments determined using significant unobservable inputs, which is substantially similar to the valuation policy of the Company provided in Note 3, Fair Value Measurements, to the consolidated financial statements in Part I, Item 1 of this Form 10-Q.

(7)
In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, Credit Fund is entitled to receive additional interest as a result of an agreement among lenders as follows: EIP Merger Sub, LLC (Evolve IP) (3.75%) and Surgical Information Systems, LLC (1.13%). Pursuant to the agreement among lenders in respect of these loans, these investments represent a first lien/last out loan, which has a secondary priority behind the first lien/first out loan with respect to principal, interest and other payments.

(8)	As of March 31, 2019, Credit Fund and Credit Fund Sub had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

First Lien Debt—unfunded delayed draw and revolving term loans commitments	Type	Unused Fee	Par/ Principal Amount	Fair Value
Advanced Instruments, LLC	Revolver	0.50%	$1,333	$(9)
Ahead, LLC	Revolver	0.50	4,688	(35)
AQA Acquisition Holding, Inc.	Revolver	0.50	2,459	(4)
Borchers, Inc.	Revolver	0.50	1,935	(4)
Clearent Newco, LLC	Delayed Draw	1.00	2,428	(20)
Clearent Newco, LLC	Revolver	0.50	1,120	(9)
DecoPac, Inc.	Revolver	0.50	2,143	(10)
Executive Consulting Group, LLC, Inc.	Revolver	0.50	2,368	(22)
HMT Holding Inc.	Revolver	0.50	6,173	(44)
J.S. Held, LLC	Delayed Draw	1.00	2	—
Jensen Hughes, Inc.	Revolver	0.50	1,455	(16)
Jensen Hughes, Inc.	Delayed Draw	1.00	6,842	(77)
MAG DS Corp.	Revolver	0.50	5,000	(20)
Marco Technologies, LLC	Delayed Draw	1.00	7,500	(37)
MSHC, Inc.	Delayed Draw	1.00	9,268	(47)
North American Dental Management, LLC	Revolver	0.50	2,505	(44)
North Haven CA Holdings, Inc. (CoAdvantage)	Revolver	0.50	6,114	(59)
Output Services Group	Delayed Draw	4.25	2,518	(67)
Pharmalogic Holdings Corp.	Delayed Draw	1.00	2,947	(18)
Premise Health Holding Corp.	Delayed Draw	1.00	1,103	(8)
Propel Insurance Agency, LLC	Delayed Draw	0.50	7,143	(101)
Propel Insurance Agency, LLC	Revolver	0.50	2,381	(34)
PSI Services LLC	Revolver	0.50	528	(8)
QW Holding Corporation (Quala)	Delayed Draw	1.00	1,453	(14)
QW Holding Corporation (Quala)	Revolver	0.50	5,498	(51)
T2 Systems, Inc.	Revolver	0.50	1,173	(3)
The Original Cakerie, Ltd. (Canada)	Revolver	0.50	1,399	(8)
Upstream Intermediate, LLC	Revolver	0.50	1,606	(10)
Valicor Environmental Services, LLC	Revolver	0.50	3,515	(33)
WIRB - Copernicus Group, Inc.	Delayed Draw	1.00	6,480	(36)
WIRB - Copernicus Group, Inc.	Revolver	0.50	1,000	(6)
WRE Holding Corp.	Delayed Draw	0.89	2,069	(45)
WRE Holding Corp.	Revolver	0.50	355	(8)
Zywave, Inc.	Revolver	0.50	600	—
Total unfunded commitments			$105,101	$(907)

(9)	Loan was on non-accrual status as of March 31, 2019.

Credit Fund’s Consolidated Schedule of Investments as of December 31, 2018
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
First Lien Debt (99.91% of fair value)
Achilles Acquisition, LLC	+\	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.00%	6.56%	10/11/2025	$18,000	$17,906	$17,716
Acrisure, LLC	+	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.25%	6.77%	11/22/2023	20,886	20,843	19,981
Acrisure, LLC	+\	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 3.75%	6.27%	11/22/2023	11,940	11,928	11,333
Advanced Instruments, LLC	^+*	(2) (3) (8)	Healthcare & Pharmaceuticals	L + 5.25%	7.63%	10/31/2022	11,791	11,695	11,690
Ahead, LLC	^+	(2) (3) (8)	High Tech Industries	L + 4.25%	6.87%	6/29/2023	20,059	19,959	19,856
Alpha Packaging Holdings, Inc.	+*	(2) (3)	Containers, Packaging & Glass	L + 4.25%	7.05%	5/12/2020	16,860	16,830	16,813
AM Conservation Holding Corporation	+*	(2) (3)	Energy: Electricity	L + 4.50%	7.30%	10/31/2022	38,310	38,079	38,027
AQA Acquisition Holding, Inc.	^+*	(2) (3) (8)	High Tech Industries	L + 4.25%	7.05%	5/24/2023	19,148	19,111	18,978
Avalign Technologies, Inc.	+\	(2) (3)	Healthcare & Pharmaceuticals	L + 4.50%	7.00%	12/22/2025	13,000	12,874	12,848
Big Ass Fans, LLC	+*\	(2) (3)	Capital Equipment	L + 3.75%	6.55%	5/21/2024	14,052	13,973	13,840
Borchers, Inc.	^+*	(2) (3) (8)	Chemicals, Plastics & Rubber	L + 4.50%	7.30%	11/1/2024	15,589	15,533	15,545
Brooks Equipment Company, LLC	+*	(2) (3)	Construction & Building	L + 5.00%	7.71%	8/29/2020	5,948	5,940	5,935
Clearent Newco, LLC	^+	(2) (3) (8)	High Tech Industries	L + 4.00%	6.52%	3/20/2024	23,093	22,702	22,819
DBI Holding, LLC	+*	(2) (3) (9)	Transportation: Cargo	L + 5.25%	7.76%	8/1/2021	34,494	34,276	25,400
DBI Holding, LLC	^		Transportation: Cargo	15% (100% PIK)	7.76%	2/1/2020	1,119	1,119	1,119
DecoPac, Inc.	^+*	(2) (3) (8)	Non-durable Consumer Goods	L + 4.25%	7.05%	9/29/2024	12,696	12,571	12,619
Dent Wizard International Corporation	+	(2) (3)	Automotive	L + 4.00%	6.51%	4/7/2020	24,256	24,183	24,110
DTI Holdco, Inc.	+*\	(2) (3)	High Tech Industries	L + 4.75%	7.28%	9/30/2023	19,081	18,941	17,793
EIP Merger Sub, LLC (Evolve IP)	+*	(2) (3) (4)	Telecommunications	L + 5.75%	8.27%	6/7/2022	22,358	21,923	21,788
EIP Merger Sub, LLC (Evolve IP)	*	(2) (3) (7)	Telecommunications	L + 5.75%	8.27%	6/7/2022	1,500	1,469	1,462
Eliassen Group, LLC	+	(2) (3)	Business Services	L + 4.50%	7.00%	11/5/2024	6,250	6,226	6,202
Exactech, Inc.	+\	(2) (3)	Healthcare & Pharmaceuticals	L + 3.75%	6.27%	2/14/2025	12,903	12,849	12,741
Executive Consulting Group, LLC, Inc.	^+	(2) (3) (8)	Business Services	L + 4.50%	7.30%	6/20/2024	15,318	15,168	15,132
Golden West Packaging Group LLC	+*	(2) (3)	Containers, Packaging & Glass	L + 5.25%	7.77%	6/20/2023	30,180	29,978	29,760
HMT Holding Inc.	^+*	(2) (3) (8)	Energy: Oil & Gas	L + 4.50%	7.02%	11/17/2023	33,490	32,902	33,172
J.S. Held, LLC	+*	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.50%	7.30%	9/25/2024	20,309	20,137	19,998
Jensen Hughes, Inc.	^+*	(2) (3) (8)	Utilities: Electric	L + 4.50%	7.30%	3/22/2024	27,978	27,896	27,382
Kestra Financial, Inc.	+*	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.25%	6.76%	6/24/2022	21,744	21,547	21,690
MAG DS Corp.	^+	(2) (3) (8)	Aerospace & Defense	L + 4.75%	7.27%	6/6/2025	22,885	22,679	22,665
Maravai Intermediate Holdings, LLC	+\	(2)	Healthcare & Pharmaceuticals	L + 4.25%	6.81%	8/2/2025	29,925	29,640	29,578

Credit Fund’s Consolidated Schedule of Investments as of December 31, 2018
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
First Lien Debt (99.91% of fair value)
Mold-Rite Plastics, LLC	+	(2) (3)	Chemicals, Plastics & Rubber	L + 4.50%	7.30%	12/14/2021	$14,850	$14,793	$14,762
MSHC, Inc.	^+*	(2) (3) (8)	Construction & Building	L + 4.25%	6.89%	7/31/2023	23,579	23,514	23,088
Newport Group Holdings II, Inc.	+\	(2)	Banking, Finance, Insurance & Real Estate	L + 3.75%	6.54%	9/13/2025	17,790	17,666	17,564
North American Dental Management, LLC	^+*	(2) (3) (8)	Healthcare & Pharmaceuticals	L + 5.25%	8.04%	7/7/2023	37,781	37,329	37,093
North Haven CA Holdings, Inc.	^+*	(2) (3) (8)	Business Services	L + 4.50%	7.02%	10/2/2023	35,139	34,789	34,401
Odyssey Logistics & Technology Corporation	+*\	(2) (3)	Transportation: Cargo	L + 4.00%	6.52%	10/12/2024	39,680	39,496	39,149
Output Services Group	^+\	(2) (3) (8)	Media: Advertising, Printing & Publishing	L + 4.25%	6.77%	3/27/2024	17,400	17,338	16,663
PAI Holdco, Inc.	+*	(2) (3)	Automotive	L + 4.25%	7.05%	1/5/2025	19,727	19,637	19,459
Park Place Technologies, Inc.	+\	(2) (3)	High Tech Industries	L + 4.00%	6.52%	3/29/2025	15,922	15,856	15,639
Pasternack Enterprises, Inc.	+	(2) (3)	Capital Equipment	L + 4.00%	6.52%	7/2/2025	20,076	20,076	19,745
Pharmalogic Holdings Corp.	^+	(2) (3) (8)	Healthcare & Pharmaceuticals	L + 4.00%	6.52%	6/11/2023	7,017	6,995	6,949
Ping Identity Corporation	+\	(2) (3)	High Tech Industries	L + 3.75%	6.27%	1/25/2025	4,975	4,956	4,915
Premier Senior Marketing, LLC	*	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.25%	6.75%	11/30/2025	4,953	4,953	4,875
Premise Health Holding Corp.	^+\	(2) (3) (8)	Healthcare & Pharmaceuticals	L + 3.75%	6.55%	7/10/2025	13,862	13,805	13,717
Propel Insurance Agency, LLC	^+	(2) (3) (8)	Banking, Finance, Insurance & Real Estate	L + 4.25%	6.75%	6/1/2024	21,088	20,535	20,628
PSI Services, LLC	^+*	(2) (3) (8)	Business Services	L + 5.00%	7.52%	1/20/2023	29,919	29,469	29,239
Q Holding Company	+*	(2) (3)	Automotive	L + 5.00%	7.52%	12/18/2021	17,099	17,058	16,969
QW Holding Corporation (Quala)	^+*	(2) (3) (8)	Environmental Industries	L + 6.75%	9.22%	8/31/2022	9,704	9,338	9,489
RevSpring, Inc.	+*\	(2) (3)	Media: Advertising, Printing & Publishing	L + 4.25%	7.05%	10/11/2025	20,000	19,953	19,680
Situs Group Holdings Corporation	+	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.50%	7.02%	2/26/2023	8,915	8,892	8,887
Surgical Information Systems, LLC	+*	(2) (3) (7)	High Tech Industries	L + 4.85%	7.37%	4/24/2023	27,708	27,494	27,171
Systems Maintenance Services Holding, Inc.	+*	(2) (3)	High Tech Industries	L + 5.00%	7.52%	10/28/2023	24,010	23,907	17,842
T2 Systems Canada, Inc.	+	(2) (3)	Transportation: Consumer	L + 6.75%	9.34%	9/28/2022	2,646	2,598	2,630
T2 Systems, Inc.	^+*	(2) (3) (8)	Transportation: Consumer	L + 6.75%	9.34%	9/28/2022	15,775	15,484	15,677
The Original Cakerie, Co. (Canada)	+*	(2) (3)	Beverage, Food & Tobacco	L + 5.00%	7.50%	7/20/2022	9,019	8,968	8,932
The Original Cakerie, Ltd. (Canada)	+	(2) (3) (8)	Beverage, Food & Tobacco	L + 4.50%	7.02%	7/20/2022	6,957	6,917	6,883
ThoughtWorks, Inc.	+*\	(2) (3)	Business Services	L + 4.00%	6.52%	10/12/2024	11,944	11,909	11,770
U.S. Acute Care Solutions, LLC	+*	(2) (3)	Healthcare & Pharmaceuticals	L + 5.00%	7.52%	5/15/2021	31,705	31,540	31,395

Credit Fund’s Consolidated Schedule of Investments as of December 31, 2018
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
First Lien Debt (99.91% of fair value)
U.S. TelePacific Holdings Corp.	+*\	(2) (3)	Telecommunications	L + 5.00%	7.80%	5/2/2023	$26,660	$26,459	$24,768
Upstream Intermediate, LLC	^+	(2) (3) (8)	Healthcare & Pharmaceuticals	L + 4.25%	6.77%	1/3/2024	17,939	17,863	17,677
Valet Waste Holdings, Inc.	+\	(2) (3)	Construction & Building	L + 4.00%	6.52%	9/28/2025	11,970	11,947	11,902
Valicor Environmental Services, LLC	^+*	(2) (3) (8)	Environmental Industries	L + 4.75%	7.27%	6/1/2023	33,410	32,914	32,995
WIRB - Copernicus Group, Inc.	^+*	(2) (3) (8)	Healthcare & Pharmaceuticals	L + 4.25%	6.77%	8/15/2022	17,194	17,098	16,931
WRE Holding Corp.	^+*	(2) (3) (8)	Environmental Industries	L + 5.00%	7.52%	1/3/2023	7,238	7,162	6,993
Zywave, Inc.	^+*	(2) (3) (8)	High Tech Industries	L + 5.00%	7.52%	11/17/2022	18,050	17,914	17,991
First Lien Debt Total								$1,197,499	$1,172,460
Second Lien Debt (0.09% of fair value)
Zywave, Inc.	*	(2) (3)	High Tech Industries	L + 9.00%	11.65%	11/17/2023	$1,050	$1,038	$1,048
Second Lien Debt Total								$1,038	$1,048
Total Investments								$1,198,537	$1,173,508

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

(2)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, Credit Fund has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2018. As of December 31, 2018, the reference rates for Credit Fund's variable rate loans were the 30-day LIBOR at 2.50%, the 90-day LIBOR at 2.81% and 180-day LIBOR at 2.88%.

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

(6)
Fair value is determined in good faith by or under the direction of the board of managers of Credit Fund, pursuant to Credit Fund’s valuation policy, with the fair value of all investments determined using significant unobservable inputs, which is substantially similar to the valuation policy of the Company provided in Note 3, Fair Value Measurements, to the consolidated financial statements in Part I, Item 1 of this Form 10-Q.

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

Below is certain summarized consolidated financial information for Credit Fund as of March 31, 2019 and December 31, 2018, respectively. Credit Fund commenced operations in May 2016.

	March 31, 2019	December 31, 2018
	(unaudited)
Selected Consolidated Balance Sheet Information
ASSETS
Investments, at fair value (amortized cost of $1,265,546 and $1,198,537, respectively)	$1,258,295	$1,173,508
Cash and other assets	41,074	62,547
Total assets	$1,299,369	$1,236,055
LIABILITIES AND MEMBERS’ EQUITY
Secured borrowings	$624,667	$572,178
Notes payable, net of unamortized debt issuance costs of $1,798 and $1,849, respectively	280,524	309,114
Mezzanine loans	123,800	112,000
Other liabilities	52,882	34,195
Subordinated loans and members’ equity	217,496	208,568
Liabilities and members’ equity	$1,299,369	$1,236,055

	For the three month periods ended
	March 31, 2019	March 31, 2018
	(unaudited)	(unaudited)
Selected Consolidated Statement of Operations Information:
Total investment income	$22,606	$17,911
Expenses
Interest and credit facility expenses	14,730	10,656
Other expenses	441	389
Total expenses	15,171	11,045
Net investment income (loss)	7,435	6,866
Net realized gain (loss) on investments	(8,285)	—
Net change in unrealized appreciation (depreciation) on investments	17,778	3,035
Net increase (decrease) resulting from operations	$16,928	$9,901
Debt
Credit Fund Facility
On June 24, 2016, Credit Fund entered into the Credit Fund Facility with the Company pursuant to which Credit Fund may from time to time request mezzanine loans from the Company, which was subsequently amended on June 5, 2017, October 2, 2017, November 3, 2017, June 22, 2018 and June 29, 2018. The maximum principal amount of the Credit Fund Facility is $175,000. The maturity date of the Credit Fund Facility is March 22, 2020. Amounts borrowed under the Credit Fund Facility bear interest at a rate of LIBOR plus 9.00%.
During the three month periods ended March 31, 2019 and 2018, there were mezzanine loan borrowings of $30,500 and $21,850, respectively, and repayments of $18,700 and $0, respectively, under the Credit Fund Facility. As of March 31, 2019 and December 31, 2018, there were $123,800 and $112,000 in mezzanine loans outstanding, respectively.
As of March 31, 2019 and December 31, 2018, Credit Fund was in compliance with all covenants and other requirements of the Credit Fund Facility.
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

During the three month periods ended March 31, 2019 and 2018, there were secured borrowings of $60,020 and $67,965, respectively, and repayments of $20,404 and $15,035, respectively, under the Credit Fund Sub Facility. As of March 31, 2019 and December 31, 2018, there was $510,750 and $471,134 in secured borrowings outstanding, respectively.
As of March 31, 2019 and December 31, 2018, Credit Fund Sub was in compliance with all covenants and other requirements of the Credit Fund Sub Facility.
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
As of March 31, 2019 and December 31, 2018, the 2017-1 Issuer was in compliance with all covenants and other requirements of the indenture.
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
During the three month period ended March 31, 2019, there were secured borrowings of $12,873 under the Credit Fund Warehouse Facility. As of March 31, 2019, there was $113,917 in secured borrowings outstanding.
As of March 31, 2019, Credit Fund Warehouse was in compliance with all covenants and other requirements of the Credit Fund Warehouse Facility.
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
We closed on March 21, 2014 on the Credit Facility, which was subsequently amended on January 8, 2015, May 25, 2016, March 22, 2017 and September 25, 2018. The maximum principal amount of the Credit Facility is $513,000, subject to availability under the Credit Facility, which is based on certain advance rates multiplied by the value of the Company’s portfolio investments (subject to certain concentration limitations) net of certain other indebtedness that the Company may incur in accordance with the terms of the Credit Facility. Proceeds of the Credit Facility may be used for general corporate purposes, including the funding of portfolio investments. Maximum capacity under the Credit Facility may be increased, subject to certain conditions, to $620,000 through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Credit Facility includes a $20,000 limit for swingline loans and a $5,000 limit for letters of credit. Subject to certain exceptions, the Credit Facility is secured by a first lien security interest in substantially all of the portfolio investments held by the Company. The Credit Facility includes customary covenants, including certain financial covenants related to asset coverage, shareholders’ equity and liquidity, certain limitations on the incurrence of additional indebtedness and liens, and other maintenance covenants, as well as usual and customary events of default for senior secured revolving credit facilities of this nature.
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
As of March 31, 2019 and December 31, 2018, we had $40,071 and $87,186, respectively, in cash and cash equivalents. The Facilities consisted of the following as of March 31, 2019 and December 31, 2018:

	March 31, 2019
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
SPV Credit Facility	$400,000	$252,959	$147,041	$4,420
Credit Facility	513,000	408,000	105,000	105,000
Total	$913,000	$660,959	$252,041	$109,420

	December 31, 2018
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
SPV Credit Facility	$400,000	$224,135	$175,865	$2,547
Credit Facility	413,000	290,500	122,500	122,500
Total	$813,000	$514,635	$298,365	$125,047

(1)	The unused portion is the amount upon which commitment fees are based.

(2)	Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.

The following were the carrying values (before debt issuance costs) and fair values of the Company’s 2015-1R Notes as of March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Aaa/AAA Class A-1-1-R Notes	$234,800	$230,691	$234,800	$229,632
Aaa/AAA Class A-1-2-R Notes	50,000	49,400	50,000	49,442
Aaa/AAA Class A-1-3-R Notes	25,000	25,122	25,000	24,990
AA Class A-2-R Notes	66,000	66,000	66,000	66,000
A Class B Notes	46,400	45,020	46,400	44,242
BBB- Class C Notes	27,000	25,650	27,000	24,809
Total	$449,200	$441,883	$449,200	$439,115

As of March 31, 2019 and December 31, 2018, we had a combined $1,110,159 and $963,835, respectively, of outstanding consolidated indebtedness under our Facilities and notes. Our annualized interest cost as of March 31, 2019 and December 31, 2018, was 4.69% and 4.55%, excluding fees (such as fees on undrawn amounts and amortization of upfront fees).
Equity Activity
Shares issued and outstanding as of March 31, 2019 and December 31, 2018 were 61,272,069 and 62,230,251, respectively.
The following table summarizes activity in the number of shares of our common stock outstanding during the three month periods ended March 31, 2019 and 2018:

	For the three month periods ended
	March 31, 2019	March 31, 2018
Shares outstanding, beginning of period	62,230,251	62,207,603
Reinvestment of dividends	—	361,056
Repurchase of common stock	(958,182)	—
Shares outstanding, end of period	61,272,069	62,568,659
Contractual Obligations
A summary of our significant contractual payment obligations was as follows as of March 31, 2019 and December 31, 2018:

	SPV Credit Facility and Credit Facility		2015-1R Notes
Payment Due by Period	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Less than 1 Year	$—	$—	$—	$—
1-3 Years	—	—	—	—
3-5 Years	660,959	514,635	—	—
More than 5 Years	—	—	449,200	449,200
Total	$660,959	$514,635	$449,200	$449,200
As of March 31, 2019 and December 31, 2018, $252,959 and $224,135, respectively, of secured borrowings were outstanding under the SPV Credit Facility, $408,000 and $290,500, respectively, were outstanding under the Credit Facility. As of March 31, 2019 and December 31, 2018, $449,200 and $449,200 of 2015-1R Notes, respectively, were outstanding. For the three month periods ended March 31, 2019 and 2018, we incurred $11,991 and $7,815, respectively, of interest expense and $303 and $288, respectively, of unused commitment fees.
OFF BALANCE SHEET ARRANGEMENTS
In the ordinary course of our business, we enter into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in these consolidated financial statements as of March 31, 2019 and December 31, 2018 in Part I, Item 1 of this Form 10-Q for any such exposure.
We have in the past and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments.
We had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Principal Amount as of
	March 31, 2019	December 31, 2018
Unfunded delayed draw commitments	$85,898	$97,261
Unfunded revolving term loan commitments	64,447	59,856
Total unfunded commitments	$150,345	$157,117
Pursuant to an undertaking by us in connection with the 2015-1 Debt Securitization, we agreed to hold on an ongoing basis the 2015-1 Issuer Preferred Interests with an aggregate dollar purchase price at least equal to 5% of the aggregate outstanding amount of all collateral obligations by the 2015-1 Issuer for so long as any securities of the 2015-1 Issuer remains outstanding. As of March 31, 2019 and December 31, 2018, we were in compliance with this undertaking.
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

The following table summarizes the Company’s dividends declared during the two most recent fiscal years and the current fiscal year to date:

Date Declared	Record Date	Payment Date	Per Share Amount
2017
March 20, 2017	March 20, 2017	April 24, 2017	$0.41
June 20, 2017	June 30, 2017	July 18, 2017	$0.37
August 7, 2017	September 29, 2017	October 18, 2017	$0.37
November 7, 2017	December 29, 2017	January 17, 2018	$0.37
December 13, 2017	December 29, 2017	January 17, 2018	$0.12	(1)
Total			$1.64
2018
February 26, 2018	March 29, 2018	April 17, 2018	$0.37
May 2, 2018	June 29, 2018	July 17, 2018	$0.37
August 6, 2018	September 28, 2018	October 17, 2018	$0.37
November 5, 2018	December 28, 2018	January 17, 2019	$0.37
December 12, 2018	December 28, 2018	January 17, 2019	$0.20	(1)
Total			$1.68
2019
February 22, 2019	March 29, 2019	April 17, 2019	$0.37
May 6, 2019	June 28, 2019	July 17, 2019	$0.37
Total			$0.74

(1)	Represents a special dividend.
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
Prior to March 23, 2018, BDCs were required to maintain a minimum asset coverage ratio of 200%. On March 23, 2018, an amendment to Section 61(a) of the Investment Company Act was signed into law to permit BDCs to reduce the minimum asset coverage ratio from 200% to 150%, so long as certain approval and disclosure requirements are satisfied. Under the 200% minimum asset coverage ratio, BDCs are permitted to borrow up to one dollar for investment purposes for every one dollar of investor equity, and under the 150% minimum asset coverage ratio, BDCs are permitted to borrow up to two dollars for investment purposes for every one dollar of investor equity. In other words, Section 61(a) of the Investment Company Act, as amended, permits BDCs to potentially increase their debt-to-equity ratio from a maximum of 1 to 1 to a maximum of 2 to 1.
On April 9, 2018 and June 6, 2018, the Board of Directors, including a “required majority” (as such term is defined in Section 57(o) of the Investment Company Act), and the stockholders of the Company, respectively, approved the application to the Company of the 150% minimum asset coverage ratio set forth in Section 61(a)(2) of the Investment Company Act. As a result, the minimum asset coverage ratio applicable to the Company was reduced from 200% to 150%, effective as of June 7, 2018, the first day after the Company’s 2018 Annual Meeting.
As of March 31, 2019 and December 31, 2018, the Company had total senior securities of $1,110,159 and $963,835, respectively, consisting of secured borrowings under the Facilities and the Notes Payable, and had asset coverage ratios of 195.50% and 210.31%, respectively. For a discussion of the principal risk factors associated with these senior securities, see Part II, Item 1A of this Form 10‑Q.
CRITICAL ACCOUNTING POLICIES

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies, including those relating to the valuation of our investment portfolio, are described below. The critical accounting policies should be read in connection with our consolidated financial statements in Part I, Item 1 of this Form 10-Q and in Part II, Item 8 of the Company’s annual report on Form 10-K for the year ended December 31, 2018.
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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of March 31, 2019 and December 31, 2018.
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
Investments measured and reported at fair value are classified and disclosed based on the observability of inputs used in determination of fair values, as follows:

•
Level 1—inputs to the valuation methodology are quoted prices available in active markets for identical investments as of the reporting date. Financial instruments in this category generally include unrestricted securities, including equities and derivatives, listed in active markets. The Company does not adjust the quoted price for these investments, even in situations where the Company holds a large position and a sale could reasonably impact the quoted price.

•
Level 2—inputs to the valuation methodology are either directly or indirectly observable as of the reporting date and are those other than quoted prices in active markets. Financial instruments in this category generally include less liquid and restricted securities listed in active markets, securities traded in other than active markets, government and agency securities, and certain over-the-counter derivatives where the fair value is based on observable inputs.

•
Level 3—inputs to the valuation methodology are unobservable and significant to overall fair value measurement. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments included in this category generally include investments in privately-held entities, collateralized loan obligations, and certain over-the-counter derivatives where the fair value is based on unobservable inputs.

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
The Company has loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Consolidated Statements of Operations included in Part I, Item 1 of this Form 10-Q.
Dividend Income
Dividend income from the investment fund is recorded on the record date for the investment fund to the extent that such amounts are payable by the investment fund and are expected to be collected.
Other Income
Other income may include income such as consent, waiver, amendment, unused, syndication, arranger and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive fees for guaranteeing the outstanding debt of a portfolio company. Such fees are amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in other assets in the Consolidated Statements of Assets and Liabilities included in Part I, Item 1 of this Form 10-Q.
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
Interest Rate Risk
As of March 31, 2019, on a fair value basis, approximately 1% of our debt investments bear interest at a fixed rate and approximately 99% of our debt investments bear interest at a floating rate, which primarily are subject to interest rate floors. Interest rates on the investments held within our portfolio of investments are typically based on floating LIBOR, with many of these investments also having a LIBOR floor. Additionally, our Facilities are also subject to floating interest rates and are currently paid based on floating LIBOR rates.
Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our income in the future.
The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. Interest income is calculated as revenue from interest generated from our settled portfolio of debt investments held as of March 31, 2019 and December 31, 2018, excluding our investment in Credit Fund. These hypothetical calculations are based on a model of the settled debt investments in our portfolio, excluding our investment in Credit Fund, held as of March 31, 2019 and December 31, 2018, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. Interest expense is calculated based on outstanding secured borrowings and notes payable as of March 31, 2019 and December 31, 2018 and based on the terms of our Facilities and notes payable. Interest expense on our Facilities and notes payable is calculated using the stated interest rate as of March 31, 2019 and December 31, 2018, adjusted for the hypothetical changes in rates, as shown below. We intend to continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may impact significantly our net interest income.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.
Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2019 and December 31, 2018, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled debt investments (considering interest rate floors for variable rate instruments), excluding our investment in Credit Fund, and outstanding secured borrowings and notes payable assuming no changes in our investment and borrowing structure:

	As of March 31, 2019			As of December 31, 2018
Basis Point Change	Interest Income	Interest Expense	Net Investment Income	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$56,730	$(32,555)	$24,175	$52,554	$(28,165)	$24,389
Up 200 basis points	$38,826	$(21,703)	$17,123	$35,036	$(18,777)	$16,259
Up 100 basis points	$19,513	$(10,852)	$8,661	$17,518	$(9,388)	$8,130
Down 100 basis points	$(19,169)	$10,852	$(8,317)	$(17,477)	$9,388	$(8,089)
Down 200 basis points	$(30,613)	$21,703	$(8,910)	$(28,103)	$18,777	$(9,326)
Down 300 basis points	$(31,595)	$28,331	$(3,264)	$(28,741)	$22,953	$(5,788)

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
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting during the three month period ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
The Company may become party to certain lawsuits in the ordinary course of business. The Company is not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against the Company. See also Note 11 to the consolidated financial statements in Part I, Item 1 of this Form 10-Q.
Item 1A. Risk Factors.
There have been no material changes to the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2018. For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 26, 2019, which is accessible on the SEC’s website at sec.gov.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
We did not sell any equity securities during the period covered in this report that were not registered under the Securities Act of 1933, as amended.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information regarding purchases of our common stock made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the first quarter of 2019.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)(2)	Maximum (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2019 through January 31, 2019	307,549	$14.37	307,549	$90,335
February 1, 2019 through February 28, 2019	272,806	14.99	272,806	86,245
March 1, 2019 through March 31, 2019	402,642	14.89	402,642	80,248
Total	982,997		982,997

(1)	On trade date basis.

(2)
Shares purchased by the Company pursuant to the Company's Stock Repurchase Program, which was entered into on November 5, 2018. Pursuant to the program, the Company is authorized to repurchase up to $100 million in the aggregate of its outstanding common stock in the open market and/or through privately negotiated transactions at prices not to exceed the Company’s net asset value per share as reported in its most recent financial statements, in accordance with the guidelines specified in Rule 10b-18 of the Exchange Act. The timing, manner, price and amount of any repurchases will be determined by the Company, in its discretion, based upon the evaluation of economic and market conditions, stock price, available cash, applicable legal and regulatory requirements and other factors, and may include purchases pursuant to Rule 10b5-1 of the Exchange Act. The program is expected to be in effect until the earlier of November 5, 2019 and the date the approved dollar amount has been used to repurchase shares. The program does not require the Company to repurchase any specific number of shares and there can be no assurance as to the amount of shares repurchased under the program. The program may be suspended, extended, modified or discontinued by the Company at any time, subject to applicable law. Pursuant to the authorization described above, the Company adopted the Company 10b5-1 Plan. The Company 10b5-1 Plan provides that purchases will be conducted on the open market in accordance with Rule 10b5-1 and 10b-18 under the Exchange Act and will otherwise be subject to applicable law, which may prohibit purchases under certain circumstances. The amount of purchases made under the Company 10b5-1 Plan or otherwise and how much will be purchased at any time is uncertain, dependent on prevailing market prices and trading volumes, all of which we cannot predict.

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

TCG BDC, INC.

Dated: May 7, 2019	By	/s/ Thomas M. Hennigan
Thomas M. Hennigan Chief Financial Officer (principal financial officer)