Form 10-Q
period 2019-06-30
TCG BDC, INC.
filed 2019-08-06
CIK 1544206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding at August 6, 2019 was 59,754,718.

TCG BDC, INC.

TCG BDC, INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollar amounts in thousands, except per share data)

	June 30, 2019	December 31, 2018
ASSETS	(unaudited)
Investments, at fair value
Investments—non-controlled/non-affiliated, at fair value (amortized cost of $1,912,346 and $1,799,751, respectively)	$1,840,979	$1,731,319
Investments—non-controlled/affiliated, at fair value (amortized cost of $14,270 and $13,839, respectively)	20,925	18,543
Investments—controlled/affiliated, at fair value (amortized cost of $225,701 and $230,001, respectively)	213,710	222,295
Total investments, at fair value (amortized cost of $2,152,317 and $2,043,591, respectively)	2,075,614	1,972,157
Cash and cash equivalents	62,324	87,186
Receivable for investment sold	14,854	8,060
Deferred financing costs	4,869	3,950
Interest receivable from non-controlled/non-affiliated investments	8,289	5,853
Interest receivable from non-controlled/affiliated investments	11	3
Interest and dividend receivable from controlled/affiliated investments	6,652	7,405
Prepaid expenses and other assets	143	129
Total assets	$2,172,756	$2,084,743
LIABILITIES
Secured borrowings (Note 6)	$649,397	$514,635
Notes payable, net of unamortized debt issuance costs of $3,034 and $3,157, respectively (Note 7)	446,166	446,043
Payable for investments purchased	—	1,870
Due to Investment Adviser	228	236
Interest and credit facility fees payable (Notes 6 and 7)	7,563	7,500
Dividend payable (Note 9)	27,082	35,497
Base management and incentive fees payable (Note 4)	13,846	13,834
Administrative service fees payable (Note 4)	128	94
Other accrued expenses and liabilities	1,754	1,816
Total liabilities	1,146,164	1,021,525
Commitments and contingencies (Notes 8 and 11)
NET ASSETS
Common stock, $0.01 par value; 200,000,000 shares authorized; 60,181,859 shares and 62,230,251 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	602	622
Paid-in capital in excess of par value	1,144,000	1,174,334
Offering costs	(1,633)	(1,633)
Total distributable earnings (loss)	(116,377)	(110,105)
Total net assets	$1,026,592	$1,063,218
NET ASSETS PER SHARE	$17.06	$17.09
The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollar amounts in thousands, except per share data)
(unaudited)

	For the three month periods ended		For the six month periods ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$47,224	$41,717	$92,466	$80,986
Other income	2,266	3,590	4,294	4,485
Total investment income from non-controlled/non-affiliated investments	49,490	45,307	96,760	85,471
From non-controlled/affiliated investments:
Interest income	384	447	763	885
Total investment income from non-controlled/affiliated investments	384	447	763	885
From controlled/affiliated investments:
Interest income	3,243	3,198	6,781	5,829
Dividend income	3,750	3,500	7,750	7,750
Total investment income from controlled/affiliated investments	6,993	6,698	14,531	13,579
Total investment income	56,867	52,452	112,054	99,935
Expenses:
Base management fees (Note 4)	7,913	7,266	15,598	14,488
Incentive fees (Note 4)	5,933	5,984	11,779	11,314
Professional fees	600	959	1,345	1,721
Administrative service fees (Note 4)	165	185	381	371
Interest expense (Notes 6 and 7)	13,032	8,709	25,023	16,524
Credit facility fees (Note 6)	671	581	1,239	1,106
Directors’ fees and expenses	88	93	181	191
Other general and administrative	434	435	855	840
Total expenses	28,836	24,212	56,401	46,555
Net investment income (loss) before taxes	28,031	28,240	55,653	53,380
Excise tax expense	60	30	120	40
Net investment income (loss)	27,971	28,210	55,533	53,340
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments:
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	1,410	1,775	2,309	1,646
Controlled/affiliated investments	(9,091)	—	(9,091)	—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(14,204)	(15,282)	(11,731)	(21,326)
Non-controlled/affiliated investments	(345)	(136)	1,951	1,296
Controlled/affiliated investments	4,016	(1,461)	4,512	(761)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	(18,214)	(15,104)	(12,050)	(19,145)
Net increase (decrease) in net assets resulting from operations	$9,757	$13,106	$43,483	$34,195
Basic and diluted earnings per common share (Note 9)	$0.16	$0.21	$0.71	$0.55
Weighted-average shares of common stock outstanding—Basic and Diluted (Note 9)	60,596,402	62,568,651	61,191,926	62,534,740
The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollar amounts in thousands)
(unaudited)

	For the six month periods ended
	June 30, 2019	June 30, 2018
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$55,533	$53,340
Net realized gain (loss) on investments	(6,782)	1,646
Net change in unrealized appreciation (depreciation) on investments	(5,268)	(20,791)
Net increase (decrease) in net assets resulting from operations	43,483	34,195
Capital transactions:
Common stock issued, net of offering and underwriting costs	—	(15)
Reinvestment of dividends	—	6,629
Repurchase of common stock	(30,354)	—
Dividends declared (Note 12)	(49,755)	(46,301)
Net increase (decrease) in net assets resulting from capital share transactions	(80,109)	(39,687)
Net increase (decrease) in net assets	(36,626)	(5,492)
Net assets at beginning of period	1,063,218	1,127,304
Net assets at end of period	$1,026,592	$1,121,812

The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollar amounts in thousands)
(unaudited)

	For the six month periods ended
	June 30, 2019	June 30, 2018
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$43,483	$34,195
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	625	555
Net accretion of discount on investments	(6,146)	(6,308)
Paid-in-kind interest	(2,520)	(429)
Net realized (gain) loss on investments	6,782	(1,646)
Net change in unrealized (appreciation) depreciation on investments	5,268	20,791
Cost of investments purchased and change in payable for investments purchased	(476,873)	(397,804)
Proceeds from sales and repayments of investments and change in receivable for investments sold	361,368	372,391
Changes in operating assets:
Interest receivable	(1,641)	(851)
Dividend receivable	(50)	(660)
Prepaid expenses and other assets	(14)	(449)
Changes in operating liabilities:
Due to Investment Adviser	(8)	65
Interest and credit facility fees payable	63	813
Base management and incentive fees payable	12	154
Administrative service fees payable	34	18
Other accrued expenses and liabilities	(62)	(67)
Net cash provided by (used in) operating activities	(69,679)	20,768
Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering and underwriting costs	—	(15)
Repurchase of common stock	(30,354)	—
Borrowings on SPV Credit Facility and Credit Facility	402,950	423,050
Repayments of SPV Credit Facility and Credit Facility	(268,188)	(400,838)
Debt issuance costs paid	(1,421)	(74)
Dividends paid in cash	(58,170)	(47,002)
Net cash provided by (used in) financing activities	44,817	(24,879)
Net increase (decrease) in cash and cash equivalents	(24,862)	(4,111)
Cash and cash equivalents, beginning of period	87,186	32,039
Cash and cash equivalents, end of period	$62,324	$27,928
Supplemental disclosures:
Interest paid during the period	$24,860	$15,710
Taxes, including excise tax, paid during the period	$11	$105
Dividends declared during the period	$49,755	$46,301
Reinvestment of dividends	$—	$6,629

The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2019
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	% of Net Assets

First Lien Debt (77.95%)
Advanced Instruments, LLC	^+*	(2) (3) (13)	Healthcare & Pharmaceuticals	L + 5.25%	7.57%	11/1/2016	10/31/2022	$19,866	$19,642	$19,782	1.93%
Aero Operating, LLC (Dejana Industries, Inc.)	^+*	(2) (3) (13)	Business Services	L + 7.25%	9.75%	1/5/2018	12/29/2022	3,314	3,283	3,267	0.32
Alpha Packaging Holdings, Inc.	+*	(2) (3)	Containers, Packaging & Glass	L + 4.25%	6.58%	6/26/2015	5/12/2020	2,851	2,850	2,849	0.28
Alpine SG, LLC	^*	(2) (3)	High Tech Industries	L + 5.50%	8.08%	2/2/2018	11/16/2022	15,301	15,170	15,241	1.48
American Physician Partners, LLC	^+*	(2) (3) (13)	Healthcare & Pharmaceuticals	L + 6.50%	8.83%	1/7/2019	12/21/2021	37,476	36,972	37,504	3.65
AMS Group HoldCo, LLC	^+*	(2) (3) (13)	Transportation: Cargo	L + 6.00%	8.33%	9/29/2017	9/29/2023	31,906	31,346	31,053	3.02
Analogic Corporation	^+*	(2) (3) (13)	Healthcare & Pharmaceuticals	L + 6.00%	8.40%	6/22/2018	6/22/2024	35,072	34,412	34,611	3.37
Anchor Hocking, LLC	^	(2) (3)	Durable Consumer Goods	L + 8.25%	10.83%	1/25/2019	1/25/2024	11,575	11,223	11,199	1.09
Apptio, Inc.	^	(2) (3) (13)	Software	L + 7.25%	9.67%	1/10/2019	1/10/2025	35,541	34,821	34,912	3.40
Avenu Holdings, LLC	+*	(2) (3)	Sovereign & Public Finance	L + 5.25%	7.65%	9/28/2018	9/28/2024	38,861	38,248	38,002	3.70
Brooks Equipment Company, LLC	+*	(2) (3)	Construction & Building	L + 5.00%	7.52%	6/26/2015	8/29/2020	2,502	2,495	2,501	0.24
Capstone Logistics Acquisition, Inc.	+*	(2) (3)	Transportation: Cargo	L + 4.50%	6.90%	6/26/2015	10/7/2021	13,976	13,914	13,948	1.36
Captive Resources Midco, LLC	^*	(2) (3) (13)	Banking, Finance, Insurance & Real Estate	L + 5.75%	7.95%	6/30/2015	5/31/2025	29,082	28,683	28,722	2.80
Central Security Group, Inc.	+*	(2) (3)	Consumer Services	L + 5.63%	8.03%	6/26/2015	10/6/2021	23,362	23,225	23,024	2.24
Chartis Holding, LLC	^	(2) (3) (13)	Business Services	L + 5.00%	7.52%	5/1/2019	4/1/2025	16,006	15,582	15,684	1.53
Chemical Computing Group ULC (Canada)	^*	(2) (3) (7) (13)	Software	L + 5.50%	7.90%	8/30/2018	8/30/2023	15,715	15,572	15,672	1.53
CIP Revolution Holdings, LLC	^+*	(2) (3)	Media: Advertising, Printing & Publishing	L + 6.00%	8.35%	8/19/2016	8/19/2021	20,998	20,888	20,827	2.03
CircusTrix Holdings, LLC	^+*	(2) (3) (13)	Hotel, Gaming & Leisure	L + 5.50%	7.90%	2/2/2018	12/16/2021	9,166	9,108	9,068	0.88
Comar Holding Company, LLC	^*	(2) (3) (13)	Containers, Packaging & Glass	L + 5.25%	7.65%	6/18/2018	6/18/2024	27,182	26,598	26,815	2.61
Continuum Managed Services Holdco, LLC	^+*	(2) (3) (13)	High Tech Industries	L + 6.00%	8.41%	6/20/2017	6/8/2023	28,100	27,579	28,038	2.73
Dent Wizard International Corporation	+	(2) (3)	Automotive	L + 4.00%	6.40%	4/28/2015	4/7/2022	882	881	879	0.09
Derm Growth Partners III, LLC (Dermatology Associates)	^	(2) (3)	Healthcare & Pharmaceuticals	L + 7.25% (100% PIK)	9.58%	5/31/2016	5/31/2022	52,890	52,564	45,226	4.41
DermaRite Industries, LLC	^*	(2) (3) (13)	Healthcare & Pharmaceuticals	L + 7.00%	9.40%	3/3/2017	3/3/2022	22,849	22,645	22,371	2.18

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2019
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	% of Net Assets

First Lien Debt (77.95%) (continued)
Dimensional Dental Management, LLC	^	(2) (3) (9) (11)	Healthcare & Pharmaceuticals	L + 6.75%	9.07%	2/12/2016	2/12/2021	$33,674	$33,301	$20,964	2.04%
Direct Travel, Inc.	^+*	(2) (3) (13)	Hotel, Gaming & Leisure	L + 6.50%	8.90%	10/14/2016	12/1/2021	35,370	35,011	35,273	3.44
DTI Holdco, Inc.	*	(2) (3)	High Tech Industries	L + 4.75%	7.33%	12/18/2018	9/30/2023	1,985	1,869	1,815	0.18
EIP Merger Sub, LLC (Evolve IP)	^+*	(2) (3) (11)	Telecommunications	L + 5.75%	8.15%	6/7/2016	6/7/2022	38,021	37,409	37,800	3.68
Emergency Communications Network, LLC	^+*	(2) (3)	Telecommunications	L + 6.25%	8.65%	6/1/2017	6/1/2023	24,500	24,339	23,657	2.30
Ensono, LP	*	(2) (3)	Telecommunications	L + 5.25%	7.65%	4/30/2018	6/27/2025	8,580	8,495	8,527	0.83
Ethos Veterinary Health LLC	^+	(2) (3) (13)	Consumer Services	L + 4.75%	7.13%	5/17/2019	5/17/2026	10,906	10,776	10,835	1.06
Frontline Technologies Holdings, LLC	^	(2) (3) (13)	Software	L + 6.50%	8.82%	9/18/2017	9/18/2023	40,317	40,014	40,346	3.93
FWR Holding Corporation	^+*	(2) (3) (13)	Beverage, Food & Tobacco	L + 5.50%	7.90%	8/21/2017	8/21/2023	47,298	46,520	47,242	4.60
Green Energy Partners/Stonewall, LLC	+*	(2) (3)	Energy: Electricity	L + 5.50%	7.83%	6/26/2015	11/13/2021	19,650	19,426	19,290	1.88
GRO Sub Holdco, LLC (Grand Rapids)	^+*	(2) (3) (13)	Healthcare & Pharmaceuticals	L + 6.00%	8.33%	2/28/2018	2/22/2024	6,646	6,476	5,909	0.58
Hummel Station, LLC	+*	(2) (3)	Energy: Electricity	L + 6.00%	8.40%	2/3/2016	10/27/2022	14,400	13,787	12,864	1.25
Hydrofarm, LLC	^	(2) (3)	Wholesale	L+10.00% (30% cash/70% PIK)	12.44%	5/15/2017	5/12/2022	20,573	20,270	13,562	1.32
iCIMS, Inc.	^	(2) (3) (13)	Software	L + 6.50%	8.90%	9/12/2018	9/12/2024	23,930	23,471	23,628	2.30
Indra Holdings Corp. (Totes Isotoner)	^	(2) (3) (9)	Non-durable Consumer Goods	L + 4.25%	4.25%	4/29/2014	5/1/2021	18,965	17,667	7,618	0.74
Innovative Business Services, LLC	^*	(2) (3) (13)	High Tech Industries	L + 5.50%	8.09%	4/5/2018	4/5/2023	16,225	15,761	15,844	1.54
Kaseya Luxembourg Holdings S.C.A. (Luxembourg)	^	(2) (3) (7) (13)	High Tech Industries	L + 5.50%, 1.00% PIK	7.82%	5/3/2019	5/5/2025	18,314	17,883	17,901	1.74
Legacy.com, Inc.	^	(2) (3) (11)	High Tech Industries	L + 6.00%	8.33%	3/20/2017	3/20/2023	17,000	16,717	15,781	1.54
Liqui-Box Holdings, Inc.	^	(2) (3) (13)	Containers, Packaging & Glass	L + 4.50%	6.82%	6/3/2019	6/3/2024	—	(26)	(13)	(0.01)
Mailgun Technologies, Inc.	^*	(2) (3) (13)	High Tech Industries	L + 6.00%	8.33%	3/26/2019	3/26/2025	11,497	11,253	11,374	1.11
Maravai Intermediate Holdings, LLC	^*	(2) (3)	Healthcare & Pharmaceuticals	L + 4.25%	6.69%	8/2/2018	8/2/2025	19,850	19,680	19,783	1.93
Metrogistics, LLC	+*	(2) (3)	Transportation: Cargo	L + 6.25%	8.65%	12/13/2016	9/30/2022	17,190	17,040	17,157	1.67
National Carwash Solutions, Inc.	^+	(2) (3) (13)	Automotive	L + 6.00%	8.43%	8/7/2018	4/28/2023	8,452	8,287	8,269	0.81
National Technical Systems, Inc.	^+*	(2) (3) (13)	Aerospace & Defense	L + 6.25%	8.69%	6/26/2015	6/12/2021	28,096	27,895	28,081	2.74

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2019
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	% of Net Assets

First Lien Debt (77.95%) (continued)
NES Global Talent Finance US, LLC (United Kingdom)	+*	(2) (3) (7)	Energy: Oil & Gas	L + 5.50%	8.08%	5/9/2018	5/11/2023	$9,941	$9,798	$9,771	0.95%
Nexus Technologies, LLC	*	(2) (3)	High Tech Industries	L + 5.50%	7.83%	12/11/2018	12/5/2023	6,203	6,151	6,014	0.59
NMI AcquisitionCo, Inc.	^+*	(2) (3) (13)	High Tech Industries	L + 6.75%	9.15%	9/6/2017	9/6/2022	50,784	50,092	50,000	4.87
North American Dental Management, LLC	^	(2) (3)	Healthcare & Pharmaceuticals	L + 5.25%	7.65%	10/26/2018	7/7/2023	5,037	4,948	4,966	0.48
Northland Telecommunications Corporation	^*	(2) (3) (13)	Media: Broadcast & Subscription	L + 5.75%	8.17%	10/1/2018	10/1/2025	21,530	21,210	21,181	2.06
Paramit Corporation	+	(2) (3)	Capital Equipment	L + 4.50%	6.82%	5/3/2019	5/3/2025	7,181	7,114	7,139	0.70
Plano Molding Company, LLC	^	(2) (3)	Hotel, Gaming & Leisure	L + 7.00%	9.40%	5/1/2015	5/12/2021	14,827	14,680	14,035	1.37
PPC Flexible Packaging, LLC	^+*	(2) (3) (13)	Containers, Packaging & Glass	L + 5.25%	7.65%	11/23/2018	11/23/2024	13,660	13,450	13,527	1.32
PPT Management Holdings, LLC	^	(2) (3)	Healthcare & Pharmaceuticals	L+ 7.50% (L+3.50% cash, 4.00% PIK)	10.19%	12/15/2016	12/16/2022	27,475	27,349	23,214	2.26
PricewaterhouseCoopers Public Sector LLP	^	(2) (3) (13)	Aerospace & Defense	L + 2.75%	5.07%	5/1/2018	5/1/2023	—	(125)	(99)	(0.01)
Prime Risk Partners, Inc.	^	(2) (3) (11) (13)	Banking, Finance, Insurance & Real Estate	L + 5.38%	7.34%	8/15/2017	8/13/2023	27,720	27,219	27,699	2.70
Prime Risk Partners, Inc.	^	(2) (3) (13)	Banking, Finance, Insurance & Real Estate	L + 5.38%	7.73%	8/15/2017	8/13/2023	2,178	2,049	2,166	0.21
Product Quest Manufacturing, LLC	^	(2) (3) (9) (13)	Containers, Packaging & Glass	L + 6.75%	10.00%	9/21/2017	3/31/2019	1,793	1,793	1,793	0.17
Product Quest Manufacturing, LLC	^	(2) (3) (9) (11)	Containers, Packaging & Glass	L + 5.75%	5.75%	9/9/2015	9/9/2020	33,000	32,270	—	—
Propel Insurance Agency, LLC	^	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.50%	6.83%	6/1/2018	6/1/2024	2,375	2,358	2,356	0.23
PSI Services, LLC	^	(2) (3)	Business Services	L + 5.00%	7.40%	9/19/2018	1/20/2023	4,516	4,464	4,516	0.44
QW Holding Corporation (Quala)	^+*	(2) (3) (13)	Environmental Industries	L + 5.75%	8.14%	8/31/2016	8/31/2022	39,329	38,768	39,040	3.80
Redwood Services Group, LLC	^*	(2) (3)	High Tech Industries	L + 6.00%	8.52%	11/13/2018	6/6/2023	7,727	7,674	7,618	0.74
Riveron Acquisition Holdings, Inc.	+	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 6.25%	8.57%	5/22/2019	5/22/2025	15,700	15,390	15,501	1.51
Sapphire Convention, Inc. (Smart City)	^+*	(2) (3) (13)	Telecommunications	L + 5.25%	7.77%	11/20/2018	11/20/2025	28,721	28,108	28,479	2.77
Smile Doctors, LLC	^+*	(2) (3) (13)	Healthcare & Pharmaceuticals	L + 5.75%	8.10%	10/6/2017	10/6/2022	20,068	19,965	19,773	1.93

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2019
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	% of Net Assets

First Lien Debt (77.95%) (continued)
Sovos Brands Intermediate, Inc.	^	(2) (3)	Beverage, Food & Tobacco	L + 5.00%	7.20%	11/16/2018	11/20/2025	$20,000	$19,814	$19,828	1.93%
SPay, Inc.	^+*	(2) (3) (13)	Hotel, Gaming & Leisure	L + 5.75%	8.16%	6/15/2018	6/15/2024	20,512	19,994	18,386	1.79
Superior Health Linens, LLC	^+*	(2) (3) (13)	Business Services	L + 7.50%	9.82%	9/30/2016	9/30/2021	22,007	21,827	20,733	2.02
Surgical Information Systems, LLC	^+*	(2) (3) (11)	High Tech Industries	L + 4.85%	7.24%	4/24/2017	4/24/2023	26,168	25,984	25,948	2.53
T2 Systems Canada, Inc.	+	(2) (3)	Transportation: Consumer	L + 6.75%	9.08%	5/24/2017	9/28/2022	3,948	3,886	3,937	0.38
T2 Systems, Inc.	^+*	(2) (3) (13)	Transportation: Consumer	L + 6.75%	9.08%	9/28/2016	9/28/2022	32,905	32,384	32,810	3.20
Tank Holding Corp.	^	(2) (3) (13)	Capital Equipment	L + 4.00%	6.32%	3/26/2019	3/26/2024	—	—	—	—
The Hilb Group, LLC	^	(2) (3) (11) (13)	Banking, Finance, Insurance & Real Estate	L + 6.00%	8.33%	6/24/2015	6/24/2021	63,102	62,461	62,149	6.05
The Topps Company, Inc.	+*	(2) (3)	Non-durable Consumer Goods	L + 6.00%	8.33%	6/26/2015	10/2/2020	22,003	21,861	22,003	2.14
Transform SR Holdings, LLC	^	(2) (3) (11)	Retail	L + 7.25%	9.67%	2/11/2019	2/11/2024	19,050	18,870	18,860	1.84
Trump Card, LLC	^+*	(2) (3) (13)	Transportation: Cargo	L + 5.00%	7.33%	6/26/2018	4/21/2022	7,935	7,893	7,903	0.77
TSB Purchaser, Inc. (Teaching Strategies, LLC)	^+*	(2) (3) (13)	Media: Advertising, Printing & Publishing	L + 6.00%	8.33%	5/14/2018	5/14/2024	28,435	27,809	28,031	2.73
Tweddle Group, Inc.	^	(2) (3)	Media: Advertising, Printing & Publishing	L + 4.50%	6.90%	9/17/2018	9/17/2023	2,080	2,053	2,052	0.20
U.S. Acute Care Solutions, LLC	+	(2) (3)	Healthcare & Pharmaceuticals	L + 5.00%	7.20%	2/21/2019	5/15/2021	4,288	4,237	4,065	0.40
USLS Acquisition, Inc.	^*	(2) (3) (13)	Business Services	L + 5.75%	8.16%	11/30/2018	11/30/2024	19,648	19,227	19,159	1.87
VRC Companies, LLC	^+*	(2) (3) (13)	Business Services	L + 6.50%	8.90%	3/31/2017	3/31/2023	56,820	56,140	56,478	5.50
Watchfire Enterprises, Inc.	^	(2) (3)	Media: Advertising, Printing & Publishing	L + 4.25%	6.58%	6/9/2017	10/2/2020	1,196	1,190	1,195	0.12
Westfall Technik, Inc.	^	(2) (3) (13)	Chemicals, Plastics & Rubber	L + 5.25%	7.58%	9/13/2018	9/13/2024	25,921	25,218	25,342	2.47
Zemax Software Holdings, LLC	^*	(2) (3) (13)	Software	L + 5.75%	8.08%	6/25/2018	6/25/2024	10,197	10,071	10,133	0.99
Zenith Merger Sub, Inc.	^+*	(2) (3) (13)	Business Services	L + 5.25%	7.85%	12/13/2017	12/13/2023	15,545	15,320	15,543	1.51
First Lien Debt Total									$1,691,986	$1,617,946	157.60%
Second Lien Debt (9.79%)
Access CIG, LLC	*	(2) (3)	Business Services	L + 7.75%	10.19%	2/14/2018	2/27/2026	$2,700	$2,679	$2,683	0.26%
Aimbridge Acquisition Co., Inc.	^*	(2) (3)	Hotel, Gaming & Leisure	L + 7.50%	9.94%	2/1/2019	2/1/2027	7,727	7,597	7,738	0.75

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2019
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	% of Net Assets

Second Lien Debt (9.79%) (continued)
AQA Acquisition Holding, Inc.	^	(2) (3)	High Tech Industries	L + 8.00%	10.48%	10/1/2018	5/24/2024	$40,000	$39,649	$39,796	3.88%
Argon Medical Devices Holdings, Inc.	^*	(2) (3)	Healthcare & Pharmaceuticals	L + 8.00%	10.40%	11/2/2017	1/23/2026	9,498	9,440	9,468	0.92
Brave Parent Holdings, Inc.	^*	(2) (3)	Software	L + 7.50%	10.08%	10/3/2018	4/19/2026	19,062	18,637	18,886	1.84
Jazz Acquisition, Inc.	^	(2) (3)	Aerospace & Defense	L + 8.00%	10.33%	6/13/2019	6/11/2027	23,450	23,099	23,098	2.25
Outcomes Group Holdings, Inc.	^*	(2) (3)	Business Services	L + 7.50%	10.02%	10/23/2018	10/26/2026	4,500	4,500	4,499	0.44
Pharmalogic Holdings Corp.	^	(2) (3)	Healthcare & Pharmaceuticals	L + 8.00%	10.40%	6/7/2018	12/11/2023	800	796	800	0.08
Quartz Holding Company (QuickBase, Inc.)	^	(2) (3)	Software	L + 8.00%	10.44%	4/2/2019	4/2/2027	11,900	11,668	11,733	1.14
Reladyne, Inc.	^+*	(2) (3) (13)	Wholesale	L + 9.50%	11.82%	4/19/2018	1/21/2023	12,242	12,060	12,260	1.19
Santa Cruz Holdco, Inc.	^	(2) (3)	Non-durable Consumer Goods	L + 8.25%	10.85%	12/15/2017	12/13/2024	17,138	16,992	17,078	1.66
Tank Holding Corp.	^	(2) (3)	Capital Equipment	L + 8.25%	10.57%	3/26/2019	3/26/2027	37,380	36,648	36,816	3.59
Ultimate Baked Goods MIDCO, LLC (Rise Baking)	^	(2) (3)	Beverage, Food & Tobacco	L + 8.00%	10.40%	8/9/2018	8/9/2026	8,333	8,182	8,215	0.80
Watchfire Enterprises, Inc.	^	(2) (3)	Media: Advertising, Printing & Publishing	L + 8.00%	10.33%	10/2/2013	10/2/2021	7,000	6,956	6,976	0.68
Zywave, Inc.	^	(2) (3)	High Tech Industries	L + 9.00%	11.59%	11/18/2016	11/17/2023	3,141	3,107	3,141	0.31
Second Lien Debt Total									$202,010	$203,187	19.79%

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2019
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Type	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (0.96%)
ANLG Holdings, LLC	^	(6)	Healthcare & Pharmaceuticals	Common stock	6/22/2018	879,689	$880	$880	0.09%
Avenu Holdings, LLC	^	(6)	Sovereign & Public Finance	Common stock	9/28/2018	172,413	172	162	0.02
Chartis Holding, LLC	^	(6)	Business Services	Common stock	5/1/2019	432,900	433	433	0.04
CIP Revolution Holdings, LLC	^	(6)	Media: Advertising, Printing & Publishing	Common stock	8/19/2016	31,825	318	283	0.03
DecoPac, Inc.	^	(6)	Non-durable Consumer Goods	Common stock	9/29/2017	1,500,000	1,500	1,890	0.18
Derm Growth Partners III, LLC (Dermatology Associates)	^	(6)	Healthcare & Pharmaceuticals	Common stock	5/31/2016	1,000,000	1,000	—	—
GRO Sub Holdco, LLC (Grand Rapids)	^	(6)	Healthcare & Pharmaceuticals	Common stock	3/29/2018	500,000	500	180	0.02
Legacy.com, Inc.	^	(6)	High Tech Industries	Common stock	3/20/2017	1,500,000	1,500	780	0.08
Mailgun Technologies, Inc.	^	(6)	High Tech Industries	Common stock	3/26/2019	423,729	424	424	0.04
North Haven Goldfinch Topco, LLC	^	(6)	Containers, Packaging & Glass	Common stock	6/18/2018	2,314,815	2,315	2,361	0.23
Paramit Corporation	^	(6)	Capital Equipment	Common stock	6/17/2019	150,367	500	501	0.05
Power Stop Intermediate Holdings, LLC	^	(6)	Automotive	Common stock	5/29/2015	7,150	—	34	—
PPC Flexible Packaging, LLC	^	(6)	Containers, Packaging & Glass	Common stock	2/1/2019	964,854	965	965	0.09
Rough Country, LLC	^	(6)	Durable Consumer Goods	Common stock	5/25/2017	754,775	755	1,110	0.11
SiteLock Group Holdings, LLC	^	(6)	High Tech Industries	Common stock	4/5/2018	446,429	446	554	0.05
T2 Systems Parent Corporation	^	(6)	Transportation: Consumer	Common stock	9/28/2016	555,556	556	567	0.06
Tailwind HMT Holdings Corp.	^	(6)	Energy: Oil & Gas	Common stock	11/17/2017	20,000	2,000	2,516	0.25
Tank Holding Corp.	^	(6)	Capital Equipment	Common stock	3/26/2019	850	850	850	0.08
THG Acquisition, LLC (The Hilb Group, LLC)	^	(6)	Banking, Finance, Insurance & Real Estate	Common stock	6/24/2015	1,500,000	1,500	3,135	0.30
Tweddle Holdings, Inc.	^	(6)	Media: Advertising, Printing & Publishing	Common stock	9/17/2018	17,208	—	—	—
USLS Acquisition, Inc.	^	(6)	Business Services	Common stock	11/30/2018	640,569	641	641	0.06
Zenith American Holding, Inc.	^	(6)	Business Services	Preferred stock	12/13/2017	782,384	782	1,267	0.12
Zenith American Holding, Inc.	^	(6)	Business Services	Common stock	12/13/2017	782,384	—	—	—
Zillow Topco LP	^	(6)	Software	Common stock	6/25/2018	312,500	313	313	0.03
Equity Investments Total							$18,350	$19,846	1.93%
Total investments—non-controlled/non-affiliated							$1,912,346	$1,840,979	179.32%

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2019
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/affiliated		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (0.70%)
TwentyEighty, Inc. - Revolver	^	(2) (3) (12) (13)	Business Services	L + 8.00%	10.33%	1/31/2017	3/21/2020	$—	$(2)	$—	—%
TwentyEighty, Inc. - (Term A Loans)	^	(2) (3) (12)	Business Services	L + 8.00%	10.33%	1/31/2017	3/21/2020	163	163	163	0.02
TwentyEighty, Inc. - (Term B Loans)	^	(12)	Business Services	N/A	8.00% (4.00% cash, 4.00% PIK)	1/31/2017	3/21/2020	7,136	7,042	6,993	0.68
TwentyEighty, Inc. - (Term C Loans)	^	(12)	Business Services	N/A	9.00% (0.25% cash, 8.75% PIK)	1/31/2017	3/21/2020	7,437	7,067	7,288	0.71
First Lien Debt Total									$14,270	$14,444	1.41%

Investments—non-controlled/affiliated		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (0.31%)
TwentyEighty Investors LLC	^	(6) (12)	Business Services	1/31/2017	69,786	$—	$6,481	0.63%
Equity Investments Total						$—	$6,481	0.63%
Total investments—non-controlled/affiliated						$14,270	$20,925	2.04%

Investments—controlled/affiliated		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par Amount/ LLC Interest	Cost	Fair Value (5)	% of Net Assets
Investment Fund (9.22%)
Middle Market Credit Fund, LLC, Mezzanine Loan	^	(2) (7) (8) (10)	Investment Fund	L+9.00%	11.55%	6/30/2016	3/22/2020	$80,000	$80,000	$80,000	7.79%
Middle Market Credit Fund, LLC, Subordinated Loan and Member’s Interest	^	(7) (10)	Investment Fund	N/A	0.001%	2/29/2016	3/1/2021	123,501	123,501	111,386	10.85%
Investment Fund Total									$203,501	$191,386	18.64%

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2019
(dollar amounts in thousands)
(unaudited)

Investments—controlled/affiliated		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Cost	Fair Value (5)	% of Net Assets
First Lien Debt (0.94%)
SolAero Technologies Corp. (Priority Term Loan)	^	(2) (3) (10)	Telecommunications	L + 6.00%	8.32%	4/12/2019	10/12/2022	7,703	7,577	7,702	0.75%
SolAero Technologies Corp. (A1 Term Loan)	^	(2) (3) (9) (10)	Telecommunications	L + 6.00%	8.32%	4/12/2019	10/12/2022	3,113	3,113	3,113	0.30%
SolAero Technologies Corp. (A2 Term Loan)	^	(2) (3) (9) (10)	Telecommunications	L + 8.00% (100% PIK)	10.32%	4/12/2019	10/12/2022	8,695	8,695	8,694	0.85%
First Lien Debt Total									$19,385	$19,509	1.90%

Equity Investments (0.14%)		Footnotes	Industry			Acquisition Date		Shares/ Units	Cost	Fair Value (5)	% of Net Assets
SolAero Technologies Corp.	^	(6) (10)	Telecommunications			4/12/2019		2,915	$2,815	$2,815	0.28%
Equity Investments Total									$2,815	$2,815	0.28%
Total investments—controlled/affiliated									$225,701	$213,710	20.82%
Total investments									$2,152,317	$2,075,614	202.18%

^ Denotes that all or a portion of the assets are owned by TCG BDC, Inc. (together with its consolidated subsidiaries, “we,” “us,” “our,” “TCG BDC” or the “Company”). The Company has entered into a senior secured revolving credit facility (as amended, the “Credit Facility”). The lenders of the Credit Facility have a first lien security interest in substantially all of the portfolio investments held by the Company (see Note 6, Borrowings). Accordingly, such assets are not available to creditors of the TCG BDC SPV LLC (the “SPV”) or Carlyle Direct Lending CLO 2015-1R LLC (formerly known as Carlyle GMS Finance MM CLO 2015-1 LLC) (the “2015-1 Issuer”)).
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

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company are domiciled in the United States. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of June 30, 2019, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of June 30, 2019, the Company is not an “affiliated person” of any of these portfolio companies. Certain portfolio company investments are subject to contractual restrictions on sales.

(2)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of June 30, 2019. As of June 30, 2019, the reference rates for our variable rate loans were the 30-day LIBOR at 2.32%, the 90-day LIBOR at 2.40% and the 180-day LIBOR at 2.20%.

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

(6)
Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act, unless otherwise noted. As of June 30, 2019, the aggregate fair value of these securities is $29,142, or 2.84% of the Company’s net assets.

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2019
(dollar amounts in thousands)
(unaudited)

(7)
The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.

(8)	Represents a corporate mezzanine loan, which is subordinated to senior secured term loans of the portfolio company/investment fund.

(9)	Loan was on non-accrual status as of June 30, 2019.

(10)
Under the Investment Company Act, the Company is deemed to be an “affiliated person” of and “control” this investment fund because the Company owns more than 25% of the investment fund’s outstanding voting securities and/or has the power to exercise control over management or policies of such investment fund. See Note 5, Middle Market Credit Fund, LLC, for more details. Transactions related to investments in controlled affiliates for the six month period ended June 30, 2019, were as follows:

Investments—controlled/affiliated	Fair Value as of December 31, 2018	Additions/Purchases	Reductions/Sales/ Paydowns	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of June 30, 2019	Dividend and Interest Income
Middle Market Credit Fund, LLC, Mezzanine Loan	$112,000	$50,700	$(82,700)	$—	$—	$80,000	$3,243
Middle Market Credit Fund, LLC, Subordinated Loan and Member’s Interest	110,295	5,500	—	—	(4,409)	111,386	3,750
Total investments—controlled/affiliated	$222,295	$56,200	$(82,700)	$—	$(4,409)	$191,386	$6,993

Investments—controlled/affiliated	Fair Value as of December 31, 2018	Additions/Purchases	Reductions/Sales/ Paydowns	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of June 30, 2019	Dividend and Interest Income
SolAero Technologies Corp.	$17,968	$—	$(18,318)	$(9,092)	$9,442	$—	$—
SolAero Technologies Corp. (Priority Term Loan)	—	7,579	—	—	123	7,702	14
SolAero Technologies Corp. (A1 Term Loan)	—	3,113	—	—	—	3,113	—
SolAero Technologies Corp. (A2 Term Loan)	—	8,694	—	—	—	8,694	—
Solaero Technology Corp. (Equity)	—	2,815	—	—	—	2,815	—
Total investments—controlled/affiliated	$17,968	$22,201	$(18,318)	$(9,092)	$9,565	$22,324	$14

(11)
In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company is entitled to receive additional interest as a result of an agreement among lenders as follows: Dimensional Dental Management, LLC (4.87%), EIP Merger Sub, LLC (Evolve IP) (3.49%), Legacy.com Inc. (3.73%), Prime Risk Partners, Inc. (2.57%), Product Quest Manufacturing, LLC (3.54%), Surgical Information Systems, LLC (1.13%), Transform SR Holdings, LLC (nil) and The Hilb Group, LLC (3.94%). Pursuant to the agreement among lenders in respect of this loan, this investment represents a first lien/last out loan, which has a secondary priority behind the first lien/first out loan with respect to principal, interest and other payments.

(12)
Under the Investment Company Act, the Company is deemed an “affiliated person” of this portfolio company because the Company owns 5% or more of the portfolio company’s outstanding voting securities. Transactions related to investments in non-controlled affiliates for the six month period ended June 30, 2019, were as follows:

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2019
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/affiliated	Fair Value as of December 31, 2018	Purchases/ Paid-in-kind interest	Sales/ Paydowns	Net Accretion of Discount	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair value as of June 30, 2019	Interest Income
TwentyEighty, Inc. - Revolver	$—	$—	$—	$1	$—	$(1)	$—	$—
TwentyEighty, Inc. - (Term A Loans)	316	—	(152)	—	—	(1)	163	19
TwentyEighty, Inc. - (Term B Loans)	6,855	141	—	48	—	(51)	6,993	329
TwentyEighty, Inc. - (Term C Loans)	6,981	313	—	80	—	(86)	7,288	415
TwentyEighty Investors LLC (Equity)	4,391	—	—	—	—	2,090	6,481	—
Total investments—non-controlled/affiliated	$18,543	$454	$(152)	$129	$—	$1,951	$20,925	$763

(13)	As of June 30, 2019, the Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
First and Second Lien Debt—unfunded delayed draw and revolving term loans commitments
Advanced Instruments, LLC	Revolver	0.50%	$1,167	$(5)
Aero Operating, LLC (Dejana Industries, Inc.)	Revolver	1.00	405	(5)
American Physician Partners, LLC	Delayed Draw	0.50	2,100	1
American Physician Partners, LLC	Revolver	0.50	1,275	1
AMS Group HoldCo, LLC	Delayed Draw	1.00	4,009	(92)
AMS Group HoldCo, LLC	Revolver	0.50	1,366	(31)
Analogic Corporation	Revolver	0.50	3,365	(40)
Apptio, Inc.	Revolver	0.50	2,367	(39)
Captive Resources Midco, LLC	Delayed Draw	1.25	3,009	(32)
Captive Resources Midco, LLC	Revolver	0.50	2,143	(22)
Chartis Holding, LLC	Delayed Draw	0.50	6,402	(83)
Chartis Holding, LLC	Revolver	0.50	2,401	(31)
Chemical Computing Group ULC (Canada)	Revolver	0.50	903	(2)
CircusTrix Holdings, LLC	Delayed Draw	1.00	1,115	(11)
Comar Holding Company, LLC	Delayed Draw	1.00	5,136	(55)
Comar Holding Company, LLC	Revolver	0.50	1,901	(20)
Continuum Managed Services Holdco, LLC	Revolver	0.50	2,500	(5)
DermaRite Industries, LLC	Revolver	0.50	703	(14)
Direct Travel, Inc.	Delayed Draw	1.00	1,615	(4)
Ethos Veterinary Health LLC	Delayed Draw	1.00	2,696	(14)
Frontline Technologies Holdings, LLC	Delayed Draw	1.00	5,991	4
FWR Holding Corporation	Delayed Draw	1.00	203	—

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2019
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
FWR Holding Corporation	Revolver	0.50%	$2,111	$(2)
GRO Sub Holdco, LLC (Grand Rapids)	Delayed Draw	1.00	7,000	(83)
GRO Sub Holdco, LLC (Grand Rapids)	Revolver	0.50	1,071	(13)
iCIMS, Inc.	Revolver	0.50	1,252	(15)
Innovative Business Services, LLC	Delayed Draw	1.00	3,886	(66)
Innovative Business Services, LLC	Revolver	0.50	2,232	(38)
Kaseya Luxembourg Holdings S.C.A. (Luxembourg)	Delayed Draw	0.25	2,205	(41)
Kaseya Luxembourg Holdings S.C.A. (Luxembourg)	Revolver	0.50	1,543	(29)
Liqui-Box Holdings	Revolver	0.50	2,630	(13)
Mailgun Technologies, Inc.	Revolver	0.50	1,342	(13)
National Carwash Solutions, Inc.	Delayed Draw	1.00	1,494	(27)
National Carwash Solutions, Inc.	Revolver	0.50	310	(6)
National Technical Systems, Inc.	Revolver	0.50	2,500	(1)
NMI AcquisitionCo, Inc.	Revolver	0.50	820	(12)
Northland Telecommunications Corporation	Revolver	0.50	1,702	(26)
PPC Flexible Packaging, LLC	Revolver	0.50	1,957	(17)
PricewaterhouseCoopers Public Sector LLP	Revolver	0.50	6,250	(99)
Prime Risk Partners, Inc.	Delayed Draw	0.50	190	(1)
Prime Risk Partners, Inc.	Delayed Draw	0.50	2,364	(2)
Product Quest Manufacturing, LLC	Revolver	1.00	4,164	—
QW Holding Corporation (Quala)	Delayed Draw	1.00	5,050	(33)
Reladyne, Inc.	Delayed Draw	1.00	897	1
Sapphire Convention, Inc. (Smart City)	Revolver	0.50	4,528	(33)
Smile Doctors, LLC	Delayed Draw	1.00	3,480	(42)
Smile Doctors, LLC	Revolver	0.50	964	(12)
SolAero Technologies Corp.	Delayed Draw	6.00	1,806	—
SolAero Technologies Corp.	Revolver	6.00	542	—
SPay, Inc.	Delayed Draw	1.00	9,545	(167)
SPay, Inc.	Revolver	0.50	682	(63)
Superior Health Linens, LLC	Revolver	0.50	700	(39)
T2 Systems, Inc.	Revolver	0.50	1,026	(3)
Tank Holding Corp.	Revolver	0.50	47	—
The Hilb Group, LLC	Delayed Draw	1.00	15,118	(184)
Trump Card, LLC	Revolver	0.50	620	(2)
TSB Purchaser, Inc. (Teaching Strategies, LLC)	Revolver	0.50	1,342	(18)
TwentyEighty, Inc. - Revolver	Revolver	0.50	607	—
USLS Acquisition, Inc.	Delayed Draw	0.50	2,600	(55)

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2019
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
USLS Acquisition, Inc.	Revolver	0.50%	$946	$(20)
VRC Companies, LLC	Delayed Draw	0.75	242	(1)
VRC Companies, LLC	Revolver	0.50	1,085	(6)
Westfall Technik, Inc.	Delayed Draw	1.00	13,287	(189)
Westfall Technik, Inc.	Revolver	0.50	1,509	(21)
Zemax Software Holdings, LLC	Revolver	0.50	1,284	(7)
Zenith Merger Sub, Inc.	Delayed Draw	1.00	4,252	—
Zenith Merger Sub, Inc.	Revolver	0.50	3,180	—
Total unfunded commitments			$175,134	$(1,897)

As of June 30, 2019, investments at fair value consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt (excluding First Lien/Last Out)	$1,471,410	$1,442,698	69.51%
First Lien/Last Out Unitranche	254,231	209,201	10.08
Second Lien Debt	202,010	203,187	9.79
Equity Investments	21,165	29,142	1.40
Investment Fund	203,501	191,386	9.22
Total	$2,152,317	$2,075,614	100.00%
The rate type of debt investments at fair value as of June 30, 2019 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value of First and Second Lien Debt
Floating Rate	$1,913,542	$1,840,805	99.23%
Fixed Rate	14,109	14,281	0.77
Total	$1,927,651	$1,855,086	100.00%

The industry composition of investments at fair value as of June 30, 2019 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$50,869	$51,080	2.46%
Automotive	9,168	9,182	0.44
Banking, Finance, Insurance & Real Estate	139,660	141,728	6.83
Beverage, Food & Tobacco	74,516	75,285	3.63
Business Services	159,148	165,828	7.99
Capital Equipment	45,112	45,306	2.18
Chemicals, Plastics & Rubber	25,218	25,342	1.22

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2019
(dollar amounts in thousands)
(unaudited)

Industry	Amortized Cost	Fair Value	% of Fair Value
Construction & Building	$2,495	$2,501	0.12%
Consumer Services	34,001	33,859	1.63
Containers, Packaging & Glass	80,215	48,297	2.33
Durable Consumer Goods	11,978	12,309	0.59
Energy: Electricity	33,213	32,154	1.55
Energy: Oil & Gas	11,798	12,287	0.59
Environmental Industries	38,768	39,040	1.88
Healthcare & Pharmaceuticals	294,807	269,496	12.98
High Tech Industries	241,259	240,269	11.58
Hotel, Gaming & Leisure	86,390	84,500	4.07
Investment Fund	203,501	191,386	9.22
Media: Broadcast & Subscription	21,210	21,181	1.02
Media: Advertising, Printing & Publishing	59,214	59,364	2.86
Non-durable Consumer Goods	58,020	48,589	2.34
Retail	18,870	18,860	0.91
Software	154,567	155,623	7.50
Sovereign & Public Finance	38,420	38,164	1.84
Telecommunications	120,551	120,787	5.82
Transportation: Cargo	70,193	70,061	3.38
Transportation: Consumer	36,826	37,314	1.80
Wholesale	32,330	25,822	1.24
Total	$2,152,317	$2,075,614	100.00%
The geographical composition of investments at fair value as of June 30, 2019 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Canada	$15,572	$15,672	0.76%
Luxembourg	17,883	17,901	0.86
United Kingdom	9,798	9,771	0.47
United States	2,109,064	2,032,270	97.91
Total	$2,152,317	$2,075,614	100.00%

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
As of June 30, 2019
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
The Company’s investment objective is to generate current income and capital appreciation primarily through debt investments. The Company primarily invest’s in U.S. middle market companies, which the Company defines as companies with approximately $10 million to $100 million of earnings before interest, taxes, depreciation and amortization (“EBITDA”), which the Company believes is a useful proxy for cash flow. The Company seeks to achieve its investment objective primarily through direct originations of secured debt, including first lien senior secured loans (which may include stand-alone first lien loans, first lien/last out loans and “unitranche” loans) and second lien senior secured loans (collectively, “Middle Market Senior Loans”), with the balance of its assets invested in higher yielding investments (which may include unsecured debt, mezzanine debt and investments in equities). The Middle Market Senior Loans are generally made to private U.S. middle market companies that are, in many cases, controlled by private equity firms. Depending on market conditions, the Company expects that between 70% and 80% of the value of its assets will be invested in Middle Market Senior Loans. However, the Company may from time to time invest in larger or smaller companies. The Company expects that the composition of its portfolio will change over time given the Investment Adviser’s view on, among other things, the economic and credit environment (including with respect to interest rates) in which the Company is operating.
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
2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The Company is an investment company for the purposes of accounting and financial reporting in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC 946”). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, the SPVs and the 2015-1 Issuer. All significant intercompany balances and transactions have been eliminated. U.S. GAAP for an investment company requires investments to be recorded at fair value. The carrying value for all other assets and liabilities approximates their fair value.
The interim financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of consolidated financial statements for the interim periods presented have been included. These adjustments are of a normal, recurring nature. This Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2018. The results of operations for the three month and six month periods ended June 30, 2019 are not necessarily indicative of the operating results to be expected for the full year.
Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make assumptions and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management’s estimates are based on historical experiences and other factors, including expectations of future events that management believes to be reasonable under the circumstances. It also requires management to exercise judgment in the process of applying the Company’s accounting policies. Assumptions and estimates regarding the valuation of investments and their resulting impact on base management and incentive fees involve a higher degree of judgment and complexity and these assumptions and estimates may be significant to the consolidated financial statements. Actual results could differ from these estimates and such differences could be material.
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
The Company has loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Consolidated Statements of Operations. As of June 30, 2019 and December 31, 2018, the fair value of the loans in the portfolio with PIK provisions was $122,878 and $53,660, respectively, which represents approximately 5.9% and 2.7% of total investments at fair value, respectively. For the three month and six month periods ended June 30, 2019, the Company earned $2,140 and $3,290 in PIK income, respectively. For the three month and six month periods ended June 30, 2018, the Company earned $216 and $429 in PIK income, respectively included in interest income in the accompanying Consolidated Statements of Operations.
Dividend Income
Dividend income from the investment fund is recorded on the record date for the investment fund to the extent that such amounts are payable by the investment fund and are expected to be collected.
Other Income
Other income may include income such as consent, waiver, amendment, unused, underwriting, arranger and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive fees for guaranteeing the outstanding debt of a portfolio company. Such fees are amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in other assets in the accompanying Consolidated Statements of Assets and Liabilities. For the three month and six month periods ended June 30,

2019, the Company earned $2,266 and $4,294, respectively, in other income, primarily from underwriting and prepayment fees. For the three month and six month periods ended June 30, 2018, the Company earned $3,590 and $4,485, respectively, in other income, primarily from underwriting and prepayment fees.
Non-Accrual Income
Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid current and, in management’s judgment, are likely to remain current. Management may not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2019 and December 31, 2018, the fair value of the loans in the portfolio on non-accrual status was $42,182 and $14,327, respectively. The remaining first and second lien debt investments were performing and current on their interest payments as of June 30, 2019 and December 31, 2018.
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
Offering Costs
Offering costs consist primarily of fees and expenses incurred in connection with the offering of shares, including legal, underwriting, printing and other costs, as well as costs associated with the preparation and filing of applicable registration statements. Offering costs are charged against equity when incurred. During the three month and six month periods ended June 30, 2019, $0 of offering costs were incurred. During the three month and six month periods ended June 30, 2018, $30 of offering costs were incurred, 50% of which were paid by the Investment Adviser.
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
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely than not” to be sustained by the applicable tax authority. The SPVs and the 2015-1 Issuer are disregarded entities for tax purposes and are consolidated with the tax return of the Company. All penalties and interest associated with income taxes, if any, are included in income tax expense. For the three month and six month periods ended June 30, 2019, the Company incurred $60 and $120, respectively, in excise tax expense. For the three month and six month periods ended June 30, 2018, the Company incurred $30 and $40, respectively, in excise tax expense.
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
3. FAIR VALUE MEASUREMENTS
The Company applies fair value accounting in accordance with the terms of FASB ASC Topic 820, Fair Value Measurement (“ASC 820”). ASC 820 defines fair value as the amount that would be exchanged to sell an asset or transfer a liability in an orderly transfer between market participants at the measurement date. The Company values securities/instruments traded in active markets on the measurement date by multiplying the closing price of such traded securities/instruments by the quantity of shares or amount of the instrument held. The Company may also obtain quotes with respect to certain of its investments, such as its securities/instruments traded in active markets and its liquid securities/instruments that are not traded in active markets, from pricing services, brokers, or counterparties (i.e., “consensus pricing”). When doing so, the Company determines whether the quote obtained is sufficient according to U.S. GAAP to determine the fair value of the security. The Company may use the quote obtained or alternative pricing sources may be utilized including valuation techniques typically utilized for illiquid securities/instruments.
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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of June 30, 2019 and December 31, 2018.
U.S. GAAP establishes a hierarchical disclosure framework which ranks the level of observability of market price inputs used in measuring investments at fair value. The observability of inputs is impacted by a number of factors, including the type of investment and the characteristics specific to the investment and state of the marketplace, including the existence and transparency of transactions between market participants. Investments with readily available quoted prices or for which fair value can be measured from quoted prices in active markets generally have a higher degree of market price observability and a lesser degree of judgment applied in determining fair value.
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
Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the three month and six month periods ended June 30, 2019 and 2018, there were no transfers between levels.
The following tables summarize the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of June 30, 2019 and December 31, 2018:

	June 30, 2019
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$1,651,899	$1,651,899
Second Lien Debt	—	—	203,187	203,187
Equity Investments	—	—	29,142	29,142
Investment Fund
Mezzanine Loan	—	—	80,000	80,000
Subordinated Loan and Member's Interest	—	—	111,386	111,386
Total	$—	$—	$2,075,614	$2,075,614

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$1,546,271	$1,546,271
Second Lien Debt	—	—	178,958	178,958
Equity Investments	—	—	24,633	24,633
Investment Fund
Mezzanine Loan	—	—	112,000	112,000
Subordinated Loan and Member's Interest	—	—	110,295	110,295
Total	$—	$—	$1,972,157	$1,972,157

The changes in the Company’s investments at fair value for which the Company has used Level 3 inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level 3 investments still held are as follows:

	Financial Assets For the three month period ended June 30, 2019
	First Lien Debt	Second Lien Debt	Equity Investments	Investment Fund - Mezzanine Loan	Investment Fund - Subordinated Loan and Member's Interest	Total
Balance, beginning of period	$1,663,301	$228,851	$28,466	$123,800	$110,791	$2,155,209
Purchases	166,198	35,247	3,748	20,200	5,500	230,893
Sales	(8,986)	—	(3,198)	—	—	(12,184)
Paydowns	(157,981)	(62,059)	—	(64,000)	—	(284,040)
Accretion of discount	3,070	914	—	—	—	3,984
Net realized gains (losses)	(9,413)	—	1,698	—	—	(7,715)
Net change in unrealized appreciation (depreciation)	(4,290)	234	(1,572)	—	(4,905)	(10,533)
Balance, end of period	$1,651,899	$203,187	$29,142	$80,000	$111,386	$2,075,614
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held as of June 30, 2019 included in net change in unrealized appreciation (depreciation) on investments on the Consolidated Statements of Operations	$(12,009)	$637	$(169)	$—	$(4,905)	$(16,446)

	Financial Assets For the six month period ended June 30, 2019
	First Lien Debt	Second Lien Debt	Equity Investments	Investment Fund - Mezzanine Loan	Investment Fund - Subordinated Loan and Member's Interest	Total
Balance, beginning of period	$1,546,271	$178,958	$24,633	$112,000	$110,295	$1,972,157
Purchases	331,274	83,652	5,988	50,700	5,500	477,114
Sales	(15,801)	—	(4,936)	—	—	(20,737)
Paydowns	(202,222)	(62,059)	—	(82,700)	—	(346,981)
Accretion of discount	5,162	983	—	—	—	6,145
Net realized gains (losses)	(9,473)	—	2,657	—	—	(6,816)
Net change in unrealized appreciation (depreciation)	(3,312)	1,653	800	—	(4,409)	(5,268)
Balance, end of period	$1,651,899	$203,187	$29,142	$80,000	$111,386	$2,075,614
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held as of June 30, 2019 included in net change in unrealized appreciation (depreciation) on investments on the Consolidated Statements of Operations	$(13,051)	$1,850	$1,172	$—	$(4,409)	$(14,438)

	Financial Assets For the three month period ended June 30, 2018
	First Lien Debt	Second Lien Debt	Equity Investments	Investment Fund - Mezzanine Loan	Total
Balance, beginning of period	$1,475,874	$217,707	$18,812	$107,600	$1,819,993
Purchases	237,592	9,098	3,953	25,300	275,943
Sales	(40,077)	—	(2,775)	—	(42,852)
Paydowns	(104,997)	(66,675)	—	(18,900)	(190,572)
Accretion of discount	2,422	1,496	—	—	3,918
Net realized gains (losses)	—	—	1,775	—	1,775
Net change in unrealized appreciation (depreciation)	(15,286)	(721)	589	—	(15,418)
Balance, end of period	$1,555,528	$160,905	$22,354	$114,000	$1,852,787
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held as of June 30, 2018 included in net change in unrealized appreciation (depreciation) on investments on the Consolidated Statements of Operations	$(14,619)	$1,105	$1,188	$—	$(12,326)

	Financial Assets For the six month period ended June 30, 2018
	First Lien Debt	Second Lien Debt	Equity Investments	Investment Fund - Mezzanine Loan	Total
Balance, beginning of period	$1,531,276	$246,233	$17,506	$85,750	$1,880,765
Purchases	303,849	34,092	4,453	47,150	389,544
Sales	(61,037)	(3,960)	(2,775)	—	(67,772)
Paydowns	(202,107)	(116,667)	—	(18,900)	(337,674)
Accretion of discount	3,949	2,359	—	—	6,308
Net realized gains (losses)	(131)	2	1,775	—	1,646
Net change in unrealized appreciation (depreciation)	(20,271)	(1,154)	1,395	—	(20,030)
Balance, end of period	$1,555,528	$160,905	$22,354	$114,000	$1,852,787
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held as of June 30, 2018 included in net change in unrealized appreciation (depreciation) on investments on the Consolidated Statements of Operations	$(20,493)	$(1,893)	$1,172	$—	$(21,214)
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

The following tables summarize the quantitative information related to the significant unobservable inputs for Level 3 instruments which are carried at fair value as of June 30, 2019 and December 31, 2018:

	Fair Value as of June 30, 2019	Valuation Techniques	Significant Unobservable Inputs	Range
				Low	High	Weighted Average
Investments in First Lien Debt	$1,510,402	Discounted Cash Flow	Discount Rate	5.71%	28.06%	9.69%
	101,024	Consensus Pricing	Indicative Quotes	40.17	100.00	92.78
	40,473	Income Approach	Discount Rate	10.93%	14.38%	12.72%
		Market Approach	Comparable Multiple	7.97x	9.84x	8.94x
Total First Lien Debt	1,651,899
Investments in Second Lien Debt	161,203	Discounted Cash Flow	Discount Rate	9.90%	11.93%	10.76%
	41,984	Consensus Pricing	Indicative Quotes	98.50	99.08	98.76
Total Second Lien Debt	203,187
Investments in Equity	29,142	Income Approach	Discount Rate	8.28%	12.62%	10.50%
		Market Approach	Comparable Multiple	6.31x	16.48x	9.54x
Total Equity Investments	29,142
Investments in Investment Fund
Mezzanine Loan	80,000	Collateral Analysis	Recovery Rate	100.00%	100.00%	100.00%
Subordinated Loan and Member's Interest	111,386	Discounted Cash Flow	Discount Rate	10.00%	10.00%	10.00%
		Discounted Cash Flow	Default Rate	2.00%	2.00%	2.00%
		Discounted Cash Flow	Recovery Rate	75.00%	75.00%	75.00%
Total Investments in Investment Fund	191,386
Total Level 3 Investments	$2,075,614

	Fair Value as of December 31, 2018	Valuation Techniques	Significant Unobservable Inputs	Range
				Low	High	Weighted Average
Investments in First Lien Debt	$1,457,170	Discounted Cash Flow	Discount Rate	6.45%	26.48%	10.49%
	74,774	Consensus Pricing	Indicative Quotes	50.00	100.00	92.04
	14,327	Income Approach	Discount Rate	15.12%	15.12%	15.12%
		Market Approach	Comparable Multiple	6.76x	6.76x	6.76x
Total First Lien Debt	1,546,271
Investments in Second Lien Debt	176,307	Discounted Cash Flow	Discount Rate	9.34%	13.22%	11.31%
	2,651	Consensus Pricing	Indicative Quotes	98.17	98.17	98.17
Total Second Lien Debt	178,958
Investments in Equity	24,633	Income Approach	Discount Rate	8.51%	12.84%	10.49%
		Market Approach	Comparable Multiple	7.22x	14.70x	9.74x
Total Equity Investments	24,633
Investment in Investment Fund
Mezzanine Loan	112,000	Collateral Analysis	Recovery Rate	100.00%	100.00%	100.00%
Subordinated Loan and Member's Interest	110,295	Discounted Cash Flow	Discount Rate	10.00%	10.00%	10.00%
		Discounted Cash Flow	Default Rate	2.00%	2.00%	2.00%
		Discounted Cash Flow	Recovery Rate	75.00%	75.00%	75.00%
Total Investments in Investment Fund	222,295
Total Level 3 Investments	$1,972,157
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

The significant unobservable inputs used in the fair value measurement of the Company’s investments in equities are discount rates and comparable EBITDA multiples. Significant increases in discount rates in isolation would result in a significantly lower fair value measurement. Significant decreases in comparable EBITDA multiples in isolation would result in a significantly lower fair value measurement.
The significant unobservable input used in the fair value measurement of the Company’s investment in the mezzanine loan of Credit Fund is the recovery rate of principal and interest. A significant decrease in the recovery rate would result in a significantly lower fair value measurement.
The significant unobservable inputs used in the fair value measurement of the Company’s investments in the subordinated loan and member’s interest of Credit Fund are the discount rate, default rate and recovery rate. Significant increases in the discount rate or default rate in isolation would result in a significantly lower fair value measurement. A significant decrease in the recovery rate in isolation would result in a significantly lower fair value measurement.
Financial instruments disclosed but not carried at fair value
The following table presents the carrying value and fair value of the Company’s secured borrowings disclosed but not carried at fair value as of June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured borrowings	$649,397	$649,397	$514,635	$514,635
Total	$649,397	$649,397	$514,635	$514,635
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
The following table represents the carrying values (before debt issuance costs) and fair values of the Company’s 2015-1R Notes disclosed but not carried at fair value as of June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Aaa/AAA Class A-1-1-R Notes	$234,800	$232,846	$234,800	$229,632
Aaa/AAA Class A-1-2-R Notes	50,000	49,400	50,000	49,442
Aaa/AAA Class A-1-3-R Notes	25,000	25,283	25,000	24,990
AA Class A-2-R Notes	66,000	66,000	66,000	66,000
A Class B Notes	46,400	45,356	46,400	44,242
BBB- Class C Notes	27,000	25,650	27,000	24,809
Total	$449,200	$444,535	$449,200	$439,115
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

•
100% of pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 1.82% in any calendar quarter (7.28% annualized). The Company refers to this portion of the pre-incentive fee net investment income (which exceeds the hurdle rate but is less than 1.82%) as the “catch-up.” The “catch-up” is meant to provide the Investment Adviser with approximately 17.5% of the Company’s pre-incentive fee net investment income as if a hurdle rate did not apply if this net investment income exceeds 1.82% in any calendar quarter; and

•
17.5% of the amount of pre-incentive fee net investment income, if any, that exceeds 1.82% in any calendar quarter (7.28% annualized) will be payable to the Investment Adviser. This reflects that once the hurdle rate is reached and the catch-up is achieved, 17.5% of all pre-incentive fee net investment income thereafter is allocated to the Investment Adviser.

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
For the three month and six month periods ended June 30, 2019, base management fees were $7,913 and $15,598, respectively, incentive fees related to pre-incentive fee net investment income were $5,933 and $11,779, respectively, and there were no incentive fees related to realized capital gains. For the three month and six month periods ended June 30, 2018, base management fees were $7,266 and $14,488, incentive fees related to pre-incentive fee net investment income were $5,984 and $11,314, respectively, and there were no incentive fees related to realized capital gains. For the three month and six month periods ended June 30, 2019 and 2018, there were no accrued capital gains incentive fees based upon the cumulative net realized and unrealized appreciation (depreciation) from inception through June 30, 2019 and 2018, respectively. The accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual.
As of June 30, 2019 and December 31, 2018, $13,846 and $13,834, respectively, was included in base management and incentive fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
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
For the three month and six month periods ended June 30, 2019, the Company incurred $165 and $381, respectively, and for the three month and six month periods ended June 30, 2018, the Company incurred $185 and $371, respectively, in fees under the Administrative Agreement, which were included in administrative service fees in the accompanying Consolidated Statements of Operations. As of June 30, 2019 and December 31, 2018, $128 and $94, respectively, was unpaid and included in administrative service fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
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
For the three month and six month periods ended June 30, 2019, fees incurred in connection with the State Street Sub-Administration Agreement, which amounted to $186 and $375, respectively, were included in other general and administrative in the accompanying Consolidated Statements of Operations. For the three month and six month periods ended June 30, 2018, fees incurred in connection with the State Street Sub-Administration Agreement, which amounted to $189 and $381, respectively, were included in other general and administrative in the accompanying Consolidated Statements of Operations. As of June 30, 2019 and December 31, 2018, $187 and $383, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.
License Agreement
The Company has entered into a royalty free license agreement with CIM, which wholly owns our Adviser and is a wholly owned subsidiary of Carlyle, pursuant to which CIM has granted the Company a non-exclusive, revocable and non-transferable license to use the name and mark “Carlyle.”
Board of Directors
The Company’s Board of Directors currently consists of five members, three of whom are Independent Directors. The Board of Directors has established an Audit Committee, a Nominating and Governance Committee and a Compensation Committee, the members of each of which consist entirely of the Company’s Independent Directors. The Board of Directors may establish additional committees in the future. For the three month and six month periods ended June 30, 2019, the Company incurred $88 and $181, respectively, and for the three month and six month periods ended June 30, 2018, the Company incurred $93 and $191, respectively, in fees and expenses associated with its Independent Directors' services on the Company's Board of Directors and its committees. As of June 30, 2019 and December 31, 2018, no fees or expenses associated with its Independent Directors were payable.
Transactions with Credit Fund
For the three month and six month periods ended June 30, 2019, the Company sold 1 and 1 investments, respectively, to Credit Fund for proceeds of $14,912 and $14,912, respectively, and realized gains of $0. For the three month and six month periods ended June 30, 2018, the Company sold 2 and 3 investments, respectively, to Credit Fund for proceeds of $40,377 and $55,302, respectively, and realized gains of $0. See Note 5, Middle Market Credit Fund, LLC, for further information about Credit Fund.
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
Together with Credit Partners, the Company co-invests through Credit Fund. Investment opportunities for Credit Fund are sourced primarily by the Company and its affiliates. Portfolio and investment decisions with respect to Credit Fund must be unanimously approved by a quorum of Credit Fund’s investment committee consisting of an equal number of representatives of the Company and Credit Partners. Therefore, although the Company owns more than 25% of the voting securities of Credit Fund, the Company does not believe that it has control over Credit Fund (other than for purposes of the Investment Company Act). Middle Market Credit Fund SPV, LLC (the “Credit Fund Sub”), MMCF CLO 2017-1 LLC (the “2017-1 Issuer”) and MMCF CLO 2019-2, LLC (the "2019-2 Issuer"), each a Delaware limited liability company, were formed on April 5, 2016 and October 6, 2017 and May 21, 2019, respectively. Credit Fund Sub, the 2017-1 Issuer and the 2019-2 Issuer are wholly owned subsidiaries of Credit Fund and are consolidated in Credit Fund’s consolidated financial statements commencing from the date of their respective formations. Credit Fund Sub, the 2017-1 Issuer and the 2019-2 Issuer primarily invest in first lien loans of middle market companies. Credit Fund and its wholly owned subsidiaries follow the same Internal Risk Rating System as the Company.
Credit Fund, the Company and Credit Partners entered into an administration agreement with Carlyle Global Credit Administration L.L.C., the administrative agent of Credit Fund (in such capacity, the “Administrative Agent”), pursuant to which the Administrative Agent is delegated certain administrative and non-discretionary functions, is authorized to enter into sub-

administration agreements at the expense of Credit Fund with the approval of the board of managers of Credit Fund, and is reimbursed by Credit Fund for its costs and expenses and Credit Fund’s allocable portion of overhead incurred by the Administrative Agent in performing its obligations thereunder.
Selected Financial Data
Since inception of Credit Fund and through June 30, 2019 and December 31, 2018, the Company and Credit Partners each made capital contributions of $1 and $1 in members’ equity, respectively, and $123,500 and $118,000 in subordinated loans, respectively, to Credit Fund. As of June 30, 2019 and December 31, 2018, Credit Fund had borrowings of $80,000 and $112,000, respectively, in mezzanine loans under a revolving credit facility with the Company (the “Credit Fund Facility”). As of June 30, 2019 and December 31, 2018, Credit Fund had total subordinated loans and members’ equity outstanding of $220,966 and $208,568, respectively. As of June 30, 2019 and December 31, 2018, the Company’s ownership interest in such subordinated loans and members’ equity was $111,386 and $110,295, respectively, and in such mezzanine loans was $80,000 and $112,000, respectively.
As of June 30, 2019 and December 31, 2018, Credit Fund held cash and cash equivalents totaling $39,426 and $55,699, respectively.
As of June 30, 2019 and December 31, 2018, Credit Fund had total investments at fair value of $1,328,201 and $1,173,508, respectively, which was comprised of first lien senior secured loans and second lien senior secured loans and an equity investment to 67 and 60 portfolio companies, respectively. As of June 30, 2019 and December 31, 2018, 1 loan in Credit Fund’s portfolio was on non-accrual status with fair value of $21,098 and $25,400, respectively. As of June 30, 2019 and December 31, 2018, 98.4% and 99.9%, respectively, of investments in the portfolio were floating rate debt investments, which primarily are subject to interest rate floors. As of June 30, 2019 and December 31, 2018, 1.6% and 0.1%, respectively, of debt investments in the portfolio were fixed rate debt investments. As of June 30, 2019 and December 31, 2018, the fair value of the loans in the portfolio with PIK provisions was $21,098 and $1,119, respectively, which represents approximately 1.6% and 0.1% of total investments at fair value. The portfolio companies in Credit Fund are U.S. middle market companies in industries similar to those in which the Company may invest directly. Additionally, as of June 30, 2019 and December 31, 2018, Credit Fund had commitments to fund various undrawn revolving and delayed draw senior secured loans to its portfolio companies totaling $88,466 and $91,446, respectively.
Below is a summary of Credit Fund’s portfolio, followed by a listing of the loans in Credit Fund’s portfolio as of June 30, 2019 and December 31, 2018:

	As of June 30, 2019	As of December 31, 2018
Senior secured loans (1)	$1,347,889	$1,207,913
Weighted average yields of senior secured loans based on amortized cost (2)	7.04%	7.16%
Weighted average yields of senior secured loans based on fair value (2)	7.09%	7.32%
Number of portfolio companies in Credit Fund	67	60
Average amount per portfolio company (1)	$20,118	$20,132

(1)	At par/principal amount.

(2)
Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of June 30, 2019 and December 31, 2018. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.

Consolidated Schedule of Investments as of June 30, 2019
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
First Lien Debt (98.36% of fair value)
Achilles Acquisition, LLC	+\	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.00%	6.44%	10/11/2025	$17,955	$17,867	$17,788
Acrisure, LLC	+\	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.25%	6.77%	11/22/2023	20,780	20,741	20,659
Acrisure, LLC	\	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 3.75%	6.27%	11/22/2023	11,880	11,869	11,776
Advanced Instruments, LLC	^+*\	(2) (3) (8)	Healthcare & Pharmaceuticals	L + 5.25%	7.57%	10/31/2022	11,732	11,646	11,680
Ahead, LLC	^+\	(2) (3) (8)	High Tech Industries	L + 4.25%	6.70%	5/8/2024	22,281	21,858	22,020
Alpha Packaging Holdings, Inc.	+*\	(2) (3)	Containers, Packaging & Glass	L + 4.25%	6.58%	5/12/2020	16,771	16,751	16,762
AM Conservation Holding Corporation	+*\	(2) (3)	Energy: Electricity	L + 4.50%	6.89%	10/31/2022	37,969	37,763	37,847
AmeriLife Group, LLC	^	(2) (3) (8)	Banking, Finance, Insurance & Real Estate	L + 4.50%	6.90%	6/5/2026	14,912	14,828	14,891
API Technologies Corp.	+\	(2) (3)	Aerospace & Defense	L + 4.25%	6.57%	5/9/2026	15,000	14,930	14,946
Aptean, Inc.	+\	(2) (3)	Software	L + 4.25%	6.58%	4/23/2026	12,469	12,412	12,423
AQA Acquisition Holding, Inc.	^*\	(2) (3) (8)	High Tech Industries	L + 4.25%	6.58%	5/24/2023	19,051	19,003	18,956
Avalign Technologies, Inc.	^+\	(2) (3) (8)	Healthcare & Pharmaceuticals	L + 4.50%	6.70%	12/22/2025	14,815	14,672	14,759
Big Ass Fans, LLC	+*\	(2) (3)	Capital Equipment	L + 3.75%	6.08%	5/21/2024	13,981	13,908	13,946
Borchers, Inc.	^+*\	(2) (3) (8)	Chemicals, Plastics & Rubber	L + 4.50%	6.83%	11/1/2024	15,116	15,066	15,113
Brooks Equipment Company, LLC	+*	(2) (3)	Construction & Building	L + 5.00%	7.52%	8/29/2020	5,778	5,772	5,775
Clarity Telecom LLC.	+	(2) (3)	Media: Broadcasting & Subscription	L + 4.50%	6.82%	6/20/2026	15,000	14,852	14,850
Clearent Newco, LLC	^+\	(2) (3) (8)	High Tech Industries	L + 4.00%	6.40%	3/20/2024	26,999	26,651	26,722
Datto, Inc.	+\	(2) (3)	High Tech Industries	L + 4.25%	6.58%	4/2/2026	12,500	12,443	12,525
DecoPac, Inc.	^+*\	(2) (3) (8)	Non-durable Consumer Goods	L + 4.25%	6.58%	9/29/2024	12,765	12,651	12,730
Dent Wizard International Corporation	+\	(2) (3)	Automotive	L + 4.00%	6.40%	4/7/2022	37,059	36,949	36,941
DTI Holdco, Inc.	+*\	(2) (3)	High Tech Industries	L + 4.75%	7.33%	9/30/2023	18,983	18,854	17,362
EIP Merger Sub, LLC (Evolve IP)	+*	(2) (3) (4)	Telecommunications	L + 5.75%	8.15%	6/7/2022	22,207	21,822	21,974
EIP Merger Sub, LLC (Evolve IP)	*	(2) (3) (7)	Telecommunications	L + 5.75%	8.15%	6/7/2022	1,500	1,472	1,491
Eliassen Group, LLC	+\	(2) (3)	Business Services	L + 4.50%	6.90%	11/5/2024	7,600	7,571	7,600
Exactech, Inc.	+\	(2) (3)	Healthcare & Pharmaceuticals	L + 3.75%	6.15%	2/14/2025	12,838	12,792	12,734
Executive Consulting Group, LLC, Inc.	^+\	(2) (3) (8)	Business Services	L + 4.50%	7.10%	6/20/2024	15,241	15,104	15,134
Golden West Packaging Group LLC	+*\	(2) (3)	Containers, Packaging & Glass	L + 5.25%	7.65%	6/20/2023	30,019	29,833	29,683
HMT Holding Inc.	^+*\	(2) (3) (8)	Energy: Oil & Gas	L + 4.50%	6.90%	11/17/2023	37,024	36,486	36,861
J.S. Held, LLC	+*\	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.50%	6.83%	9/25/2024	21,515	21,365	21,516
Jensen Hughes, Inc.	^+*\	(2) (3) (8)	Utilities: Electric	L + 4.50%	6.83%	3/22/2024	34,077	33,892	33,606
MAG DS Corp.	^+\	(2) (3) (8)	Aerospace & Defense	L + 4.75%	7.15%	6/6/2025	29,782	29,535	29,703
Maravai Intermediate Holdings, LLC	+\	(2) (3)	Healthcare & Pharmaceuticals	L + 4.25%	6.69%	8/2/2025	29,775	29,509	29,674

Consolidated Schedule of Investments as of June 30, 2019
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
First Lien Debt (98.36% of fair value) (continued)
Marco Technologies, LLC	^+\	(2) (3) (8)	Media: Advertising, Printing & Publishing	L + 4.25%	6.83%	10/30/2023	$7,500	$7,447	$7,500
Mold-Rite Plastics, LLC	+\	(2) (3)	Chemicals, Plastics & Rubber	L + 4.25%	6.58%	12/14/2021	14,557	14,509	14,528
MSHC, Inc.	^+*\	(2) (3) (8)	Construction & Building	L + 4.25%	6.58%	7/31/2023	33,851	33,742	33,585
Newport Group Holdings II, Inc.	+\	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 3.75%	6.15%	9/13/2025	23,835	23,603	23,683
North American Dental Management, LLC	^+*\	(2) (3) (8)	Healthcare & Pharmaceuticals	L + 5.25%	7.65%	7/7/2023	37,836	37,231	37,283
North Haven CA Holdings, Inc.	^+*\	(2) (3) (8)	Business Services	L + 4.50%	6.83%	10/2/2023	32,454	32,156	32,141
Odyssey Logistics & Technology Corporation	+*\	(2) (3)	Transportation: Cargo	L + 4.00%	6.40%	10/12/2024	39,013	38,844	38,759
Output Services Group	^+\	(2) (3) (8)	Media: Advertising, Printing & Publishing	L + 4.25%	6.65%	3/27/2024	17,312	17,256	16,881
PAI Holdco, Inc.	+*\	(2) (3)	Automotive	L + 4.25%	6.78%	1/5/2025	19,673	19,593	19,651
Park Place Technologies, Inc.	+\	(2) (3)	High Tech Industries	L + 4.00%	6.40%	3/29/2025	15,841	15,777	15,695
Pasternack Enterprises, Inc.	+\	(2) (3)	Capital Equipment	L + 4.00%	6.33%	7/2/2025	22,871	22,856	22,855
Pharmalogic Holdings Corp.	+\	(2) (3)	Healthcare & Pharmaceuticals	L + 4.00%	6.40%	6/11/2023	11,377	11,350	11,378
Ping Identity Corporation	+\	(2) (3)	High Tech Industries	L + 3.75%	6.15%	1/25/2025	4,950	4,937	4,925
Premier Senior Marketing, LLC	*	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.25%	6.58%	11/30/2025	4,941	4,920	4,901
Premise Health Holding Corp.	^+\	(2) (3) (8)	Healthcare & Pharmaceuticals	L + 3.75%	6.08%	7/10/2025	13,793	13,736	13,699
Propel Insurance Agency, LLC	^+\	(2) (3) (8)	Banking, Finance, Insurance & Real Estate	L + 4.50%	6.83%	6/1/2024	22,646	22,122	22,389
PSI Services, LLC	^+*\	(2) (3) (8)	Business Services	L + 5.00%	7.40%	1/20/2023	30,295	29,886	30,295
Q Holding Company	+*\	(2) (3)	Automotive	L + 5.00%	7.40%	12/18/2021	17,010	16,974	16,978
QW Holding Corporation (Quala)	^+*	(2) (3) (8)	Environmental Industries	L + 5.75%	8.14%	8/31/2022	10,572	10,367	10,459
Radiology Partners, Inc.	+\	(2) (3)	Healthcare & Pharmaceuticals	L + 4.75%	7.36%	7/9/2025	28,937	28,798	28,848
RevSpring Inc.	+*\	(2) (3)	Media: Advertising, Printing & Publishing	L + 4.25%	6.65%	10/11/2025	24,875	24,784	24,636
Situs Group Holdings Corporation	^+\	(2) (3) (8)	Banking, Finance, Insurance & Real Estate	L + 4.75%	7.15%	2/26/2023	13,784	13,575	13,749
Surgical Information Systems, LLC	+*\	(2) (3) (7)	High Tech Industries	L + 4.85%	7.24%	4/24/2023	26,168	25,982	25,948
Systems Maintenance Services Holding, Inc.	+*	(2) (3)	High Tech Industries	L + 6.00%	8.40%	10/28/2023	23,888	23,782	16,329
T2 Systems Canada, Inc.	+	(2) (3)	Transportation: Consumer	L + 6.75%	9.08%	9/28/2022	2,632	2,589	2,625
T2 Systems, Inc.	^+*	(2) (3) (8)	Transportation: Consumer	L + 6.75%	9.08%	9/28/2022	16,187	15,925	16,140
The Original Cakerie, Co. (Canada)	+*	(2) (3)	Beverage, Food & Tobacco	L + 5.00%	7.40%	7/20/2022	8,974	8,932	8,940
The Original Cakerie, Ltd. (Canada)	^+\	(2) (3) (8)	Beverage, Food & Tobacco	L + 4.50%	6.90%	7/20/2022	6,858	6,820	6,828
ThoughtWorks, Inc.	+*\	(2) (3)	Business Services	L + 4.00%	6.40%	10/12/2024	11,884	11,851	11,884
U.S. Acute Care Solutions, LLC	+*\	(2) (3)	Healthcare & Pharmaceuticals	L + 5.00%	7.20%	5/15/2021	31,543	31,405	29,902

Consolidated Schedule of Investments as of June 30, 2019
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
First Lien Debt (98.36% of fair value) (continued)
U.S. TelePacific Holdings Corp.	+*\	(2) (3)	Telecommunications	L + 5.00%	7.33%	5/2/2023	$26,660	$26,477	$25,322
Upstream Intermediate, LLC	^+\	(2) (3) (8)	Healthcare & Pharmaceuticals	L + 4.00%	6.40%	1/3/2024	18,118	18,046	18,015
Valet Waste Holdings, Inc.	+\	(2) (3)	Construction & Building	L + 4.00%	6.41%	9/28/2025	11,910	11,889	11,867
Valicor Environmental Services, LLC	^+*\	(2) (3) (8)	Environmental Industries	L + 4.50%	6.88%	6/1/2023	34,836	34,396	34,593
WIRB - Copernicus Group, Inc.	^+*\	(2) (3) (8)	Healthcare & Pharmaceuticals	L + 4.25%	6.58%	8/15/2022	18,113	18,034	18,001
WRE Holding Corp.	^+*	(2) (3) (8)	Environmental Industries	L + 5.00%	7.44%	1/3/2023	7,439	7,373	7,220
Zywave, Inc.	^+*\	(2) (3) (8)	High Tech Industries	L + 5.00%	7.56%	11/17/2022	17,566	17,445	17,558
First Lien Debt Total								$1,316,276	$1,306,437
Second Lien Debt (1.64% of fair value)
DBI Holding, LLC	^*	(2) (3) (9)	Transportation: Cargo	8.00% (100% PIK)	8.00%	2/1/2026	$21,150	$20,705	$21,098
Zywave, Inc.	*	(2) (3)	High Tech Industries	L + 9.00%	11.59%	11/17/2023	666	659	666
Second Lien Debt Total								$21,364	$21,764

Investments (1)		Footnotes	Industry	Type	Shares/Units	Cost	Fair Value (6)
Equity Investments (0.0% of fair value)
DBI Holding, LLC	^		Transportation: Cargo	Preferred stock	13,996	$5,364	$—
DBI Holding, LLC	^		Transportation: Cargo	Common stock	2,961	$—	$—
Equity Investments Total						$5,364	$—
Total Investments						$1,343,004	$1,328,201

^ Denotes that all or a portion of the assets are owned by Credit Fund. Credit Fund has entered into the Credit Fund Facility. The lenders of the Credit Fund Facility have a first lien security interest in substantially all of the assets of Credit Fund. Accordingly, such assets are not available to creditors of Credit Fund Sub, the 2017-1 Issuer or the 2019-2 Issuer.
+ Denotes that all or a portion of the assets are owned by Credit Fund Sub. Credit Fund Sub has entered into a revolving credit facility (the “Credit Fund Sub Facility”). The lenders of the Credit Fund Sub Facility have a first lien security interest in substantially all of the assets of Credit Fund Sub. Accordingly, such assets are not available to creditors of Credit Fund, the 2017-1 Issuer or the 2019-2 Issuer.
* Denotes that all or a portion of the assets are owned by the 2017-1 Issuer and secure the notes issued in connection with a $399,900 term debt securitization completed by Credit Fund on December 19, 2017 (the “2017-1 Debt Securitization”). Accordingly, such assets are not available to creditors of Credit Fund, Credit Fund Sub or the 2019-2 Issuer.
\ Denotes that all or a portion of the assets are owned by the 2019-2 Issuer and secure the notes issued in connection with a $399,900 term debt securitization completed by Credit Fund on May 21, 2019 (the “2019-2 Debt Securitization”). Accordingly, such assets are not available to creditors of Credit Fund, Accordingly, such assets are not available to creditors of Credit Fund, Credit Fund Sub or the 2017-1 Issuer.

(1)
Unless otherwise indicated, issuers of investments held by Credit Fund are domiciled in the United States. As of June 30, 2019, the geographical composition of investments as a percentage of fair value was 1.19% in Canada and 98.81% in the United States. Certain portfolio company investments are subject to contractual restrictions on sales.

(2)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, Credit Fund has indicated the reference rate used and provided the spread and the interest rate in effect as of June 30, 2019. As of June 30, 2019, the reference rates for Credit Fund’s variable rate loans were the 30-day LIBOR at 2.20%, the 90-day LIBOR at 2.32% and the 180-day LIBOR at 2.40%.

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

(7)
In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, Credit Fund Sub and the 2017-1 Issuer is entitled to receive additional interest as a result of an agreement among lenders as follows: EIP Merger Sub, LLC (Evolve IP) (3.49%) and Surgical Information Systems, LLC (1.13%). Pursuant to the agreement among lenders in respect of these loans, these investments represent a first lien/last out loan, which has a secondary priority behind the first lien/first out loan with respect to principal, interest and other payments.

(8)	As of June 30, 2019, Credit Fund and Credit Fund Sub had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

First Lien Debt – unfunded delayed draw and revolving term loans commitments	Type	Unused Fee	Par/ Principal Amount	Fair Value
Advanced Instruments, LLC	Revolver	0.50%	$1,333	$(5)
Ahead, LLC	Delayed Draw	—	1,697	(15)
Ahead, LLC	Revolver	0.38	4,688	(43)
AmeriLife Group, LLC	Delayed Draw	0.50	2,088	(3)
AQA Acquisition Holding, Inc.	Revolver	0.50	2,459	(11)
Avalign Technologies, Inc.	Delayed Draw	—	715	(3)
Borchers, Inc.	Revolver	0.50	1,935	—
Clearent Newco, LLC	Delayed Draw	1.00	2,028	(19)
Clearent Newco, LLC	Revolver	0.50	704	(7)
DecoPac, Inc.	Revolver	0.50	1,714	(4)
Executive Consulting Group, LLC	Revolver	0.50	2,368	(14)
HMT Holding Inc.	Revolver	0.50	2,469	(10)
Jensen Hughes, Inc.	Delayed Draw	1.00	2,365	(30)
Jensen Hughes, Inc.	Revolver	0.50	1,136	(14)
MAG DS Corp.	Revolver	0.50	1,000	(3)
Marco Technologies, LLC	Delayed Draw	1.00	7,500	—
MSHC, Inc.	Delayed Draw	1.00	6,505	(43)
North American Dental Management, LLC	Revolver	0.50	1,677	(23)
North Haven CA Holdings, Inc.	Revolver	0.50	6,114	(50)
Output Services Group	Delayed Draw	4.25	2,518	(55)
Premise Health Holding Corp.	Delayed Draw	1.00	1,103	(7)
Propel Insurance Agency, LLC	Delayed Draw	0.50	7,143	(57)
Propel Insurance Agency, LLC	Revolver	0.50	2,381	(19)
PSI Services, LLC	Revolver	0.50	226	—
QW Holding Corporation (Quala)	Delayed Draw	1.00	1,355	(9)
QW Holding Corporation (Quala)	Revolver	0.50	5,498	(36)
Situs Group Holdings Corporation	Delayed Draw	—	1,216	(3)
T2 Systems, Inc.	Revolver	0.50	684	(2)
The Original Cakerie, Ltd. (Canada)	Revolver	0.50	1,199	(4)
Upstream Intermediate, LLC	Revolver	0.50	1,606	(8)
Valicor Environmental Services, LLC	Revolver	0.50	3,126	(20)
WIRB - Copernicus Group, Inc.	Delayed Draw	1.00	5,472	(25)
WIRB - Copernicus Group, Inc.	Revolver	0.50	1,000	(5)
WRE Holding Corp.	Delayed Draw	1.00	2,069	(46)
WRE Holding Corp.	Revolver	0.50	377	(8)
Zywave, Inc.	Revolver	0.50	998	—
Total unfunded commitments			$88,466	$(601)

(9)	Loan was on non-accrual status as of June 30, 2019.

Consolidated Schedule of Investments as of December 31, 2018
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
First Lien Debt (99.91% of fair value)
Achilles Acquisition, LLC	+\	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.00%	6.56%	10/11/2025	$18,000	$17,906	$17,716
Acrisure, LLC	+	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.25%	6.77%	11/22/2023	20,886	20,843	19,981
Acrisure, LLC	+\	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 3.75%	6.27%	11/22/2023	11,940	11,928	11,333
Advanced Instruments, LLC	^+*	(2) (3) (8)	Healthcare & Pharmaceuticals	L + 5.25%	7.63%	10/31/2022	11,791	11,695	11,690
Ahead, LLC	^+	(2) (3) (8)	High Tech Industries	L + 4.25%	6.87%	5/8/2024	20,059	19,959	19,856
Alpha Packaging Holdings, Inc.	+*	(2) (3)	Containers, Packaging & Glass	L + 4.25%	7.05%	5/12/2020	16,860	16,830	16,813
AM Conservation Holding Corporation	+*	(2) (3)	Energy: Electricity	L + 4.50%	7.30%	10/31/2022	38,310	38,079	38,027
AQA Acquisition Holding, Inc.	^+*	(2) (3) (8)	High Tech Industries	L + 4.25%	7.05%	5/24/2023	19,148	19,111	18,978
Avalign Technologies, Inc.	+\	(2) (3)	Healthcare & Pharmaceuticals	L + 4.50%	7.00%	12/22/2025	13,000	12,874	12,848
Big Ass Fans, LLC	+*\	(2) (3)	Capital Equipment	L + 3.75%	6.55%	5/21/2024	14,052	13,973	13,840
Borchers, Inc.	^+*	(2) (3) (8)	Chemicals, Plastics & Rubber	L + 4.50%	7.30%	11/1/2024	15,589	15,533	15,545
Brooks Equipment Company, LLC	+*	(2) (3)	Construction & Building	L + 5.00%	7.71%	8/29/2020	5,948	5,940	5,935
Clearent Newco, LLC	^+	(2) (3) (8)	High Tech Industries	L + 4.00%	6.52%	3/20/2024	23,093	22,702	22,819
DBI Holding, LLC	+*	(2) (3) (9)	Transportation: Cargo	L + 5.25%	7.76%	8/1/2021	34,494	34,276	25,400
DBI Holding, LLC	^		Transportation: Cargo	15% (100% PIK)	7.76%	2/1/2020	1,119	1,119	1,119
DecoPac, Inc.	^+*	(2) (3) (8)	Non-durable Consumer Goods	L + 4.25%	7.05%	9/29/2024	12,696	12,571	12,619
Dent Wizard International Corporation	+	(2) (3)	Automotive	L + 4.00%	6.51%	4/7/2022	24,256	24,183	24,110
DTI Holdco, Inc.	+*\	(2) (3)	High Tech Industries	L + 4.75%	7.28%	9/30/2023	19,081	18,941	17,793
EIP Merger Sub, LLC (Evolve IP)	+*	(2) (3) (4)	Telecommunications	L + 5.75%	8.27%	6/7/2022	22,358	21,923	21,788
EIP Merger Sub, LLC (Evolve IP)	*	(2) (3) (7)	Telecommunications	L + 5.75%	8.27%	6/7/2022	1,500	1,469	1,462
Eliassen Group, LLC	+	(2) (3)	Business Services	L + 4.50%	7.00%	11/5/2024	6,250	6,226	6,202
Exactech, Inc.	+\	(2) (3)	Healthcare & Pharmaceuticals	L + 3.75%	6.27%	2/14/2025	12,903	12,849	12,741
Executive Consulting Group, LLC, Inc.	^+	(2) (3) (8)	Business Services	L + 4.50%	7.30%	6/20/2024	15,318	15,168	15,132
Golden West Packaging Group LLC	+*	(2) (3)	Containers, Packaging & Glass	L + 5.25%	7.77%	6/20/2023	30,180	29,978	29,760
HMT Holding Inc.	^+*	(2) (3) (8)	Energy: Oil & Gas	L + 4.50%	7.02%	11/17/2023	33,490	32,902	33,172
J.S. Held, LLC	+*	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.50%	7.30%	9/25/2024	20,309	20,137	19,998
Jensen Hughes, Inc.	^+*	(2) (3) (8)	Utilities: Electric	L + 4.50%	7.30%	3/22/2024	27,978	27,896	27,382
Kestra Financial, Inc.	+*	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.25%	6.76%	6/24/2022	21,744	21,547	21,690
MAG DS Corp.	^+	(2) (3) (8)	Aerospace & Defense	L + 4.75%	7.27%	6/6/2025	22,885	22,679	22,665
Maravai Intermediate Holdings, LLC	+\	(2)	Healthcare & Pharmaceuticals	L + 4.25%	6.81%	8/2/2025	29,925	29,640	29,578

Consolidated Schedule of Investments as of December 31, 2018
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
First Lien Debt (99.91% of fair value)
Mold-Rite Plastics, LLC	+	(2) (3)	Chemicals, Plastics & Rubber	L + 4.50%	7.30%	12/14/2021	$14,850	$14,793	$14,762
MSHC, Inc.	^+*	(2) (3) (8)	Construction & Building	L + 4.25%	6.89%	7/31/2023	23,579	23,514	23,088
Newport Group Holdings II, Inc.	+\	(2)	Banking, Finance, Insurance & Real Estate	L + 3.75%	6.54%	9/13/2025	17,790	17,666	17,564
North American Dental Management, LLC	^+*	(2) (3) (8)	Healthcare & Pharmaceuticals	L + 5.25%	8.04%	7/7/2023	37,781	37,329	37,093
North Haven CA Holdings, Inc.	^+*	(2) (3) (8)	Business Services	L + 4.50%	7.02%	10/2/2023	35,139	34,789	34,401
Odyssey Logistics & Technology Corporation	+*\	(2) (3)	Transportation: Cargo	L + 4.00%	6.52%	10/12/2024	39,680	39,496	39,149
Output Services Group	^+\	(2) (3) (8)	Media: Advertising, Printing & Publishing	L + 4.25%	6.77%	3/27/2024	17,400	17,338	16,663
PAI Holdco, Inc.	+*	(2) (3)	Automotive	L + 4.25%	7.05%	1/5/2025	19,727	19,637	19,459
Park Place Technologies, Inc.	+\	(2) (3)	High Tech Industries	L + 4.00%	6.52%	3/29/2025	15,922	15,856	15,639
Pasternack Enterprises, Inc.	+	(2) (3)	Capital Equipment	L + 4.00%	6.52%	7/2/2025	20,076	20,076	19,745
Pharmalogic Holdings Corp.	^+	(2) (3) (8)	Healthcare & Pharmaceuticals	L + 4.00%	6.52%	6/11/2023	7,017	6,995	6,949
Ping Identity Corporation	+\	(2) (3)	High Tech Industries	L + 3.75%	6.27%	1/25/2025	4,975	4,956	4,915
Premier Senior Marketing, LLC	*	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.25%	6.75%	11/30/2025	4,953	4,953	4,875
Premise Health Holding Corp.	^+\	(2) (3) (8)	Healthcare & Pharmaceuticals	L + 3.75%	6.55%	7/10/2025	13,862	13,805	13,717
Propel Insurance Agency, LLC	^+	(2) (3) (8)	Banking, Finance, Insurance & Real Estate	L + 4.25%	6.75%	6/1/2024	21,088	20,535	20,628
PSI Services, LLC	^+*	(2) (3) (8)	Business Services	L + 5.00%	7.52%	1/20/2023	29,919	29,469	29,239
Q Holding Company	+*	(2) (3)	Automotive	L + 5.00%	7.52%	12/18/2021	17,099	17,058	16,969
QW Holding Corporation (Quala)	^+*	(2) (3) (8)	Environmental Industries	L + 6.75%	9.22%	8/31/2022	9,704	9,338	9,489
RevSpring, Inc.	+*\	(2) (3)	Media: Advertising, Printing & Publishing	L + 4.25%	7.05%	10/11/2025	20,000	19,953	19,680
Situs Group Holdings Corporation	+	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.50%	7.02%	2/26/2023	8,915	8,892	8,887
Surgical Information Systems, LLC	+*	(2) (3) (7)	High Tech Industries	L + 4.85%	7.37%	4/24/2023	27,708	27,494	27,171
Systems Maintenance Services Holding, Inc.	+*	(2) (3)	High Tech Industries	L + 5.00%	7.52%	10/28/2023	24,010	23,907	17,842
T2 Systems Canada, Inc.	+	(2) (3)	Transportation: Consumer	L + 6.75%	9.34%	9/28/2022	2,646	2,598	2,630
T2 Systems, Inc.	^+*	(2) (3) (8)	Transportation: Consumer	L + 6.75%	9.34%	9/28/2022	15,775	15,484	15,677
The Original Cakerie, Co. (Canada)	+*	(2) (3)	Beverage, Food & Tobacco	L + 5.00%	7.50%	7/20/2022	9,019	8,968	8,932
The Original Cakerie, Ltd. (Canada)	+	(2) (3) (8)	Beverage, Food & Tobacco	L + 4.50%	7.02%	7/20/2022	6,957	6,917	6,883
ThoughtWorks, Inc.	+*\	(2) (3)	Business Services	L + 4.00%	6.52%	10/12/2024	11,944	11,909	11,770
U.S. Acute Care Solutions, LLC	+*	(2) (3)	Healthcare & Pharmaceuticals	L + 5.00%	7.52%	5/15/2021	31,705	31,540	31,395

Consolidated Schedule of Investments as of December 31, 2018
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
U.S. TelePacific Holdings Corp.	+*\	(2) (3)	Telecommunications	L + 5.00%	7.80%	5/2/2023	26,660	26,459	24,768
First Lien Debt (99.91% of fair value)
Upstream Intermediate, LLC	^+	(2) (3) (8)	Healthcare & Pharmaceuticals	L + 4.25%	6.77%	1/3/2024	$17,939	$17,863	$17,677
Valet Waste Holdings, Inc.	+\	(2) (3)	Construction & Building	L + 4.00%	6.52%	9/28/2025	11,970	11,947	11,902
Valicor Environmental Services, LLC	^+*	(2) (3) (8)	Environmental Industries	L + 4.75%	7.27%	6/1/2023	33,410	32,914	32,995
WIRB - Copernicus Group, Inc.	^+*	(2) (3) (8)	Healthcare & Pharmaceuticals	L + 4.25%	6.77%	8/15/2022	17,194	17,098	16,931
WRE Holding Corp.	^+*	(2) (3) (8)	Environmental Industries	L + 5.00%	7.52%	1/3/2023	7,238	7,162	6,993
Zywave, Inc.	^+*	(2) (3) (8)	High Tech Industries	L + 5.00%	7.52%	11/17/2022	18,050	17,914	17,991
First Lien Debt Total								$1,197,499	$1,172,460
Second Lien Debt (0.09% of fair value)
Zywave, Inc.	*	(2) (3)	High Tech Industries	L + 9.00%	11.65%	11/17/2023	$1,050	$1,038	$1,048
Second Lien Debt Total								$1,038	$1,048
Total Investments								$1,198,537	$1,173,508

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

Below is certain summarized consolidated financial information for Credit Fund as of June 30, 2019 and December 31, 2018, respectively. Credit Fund commenced operations in May 2016.

	June 30, 2019	December 31, 2018
	(unaudited)
Selected Consolidated Balance Sheet Information
ASSETS
Investments, at fair value (amortized cost of $1,343,004 and $1,198,537, respectively)	$1,328,201	$1,173,508
Cash and other assets	47,039	62,547
Total assets	$1,375,240	$1,236,055
LIABILITIES AND MEMBERS’ EQUITY
Secured borrowings	$384,493	$572,178
Notes payable, net of unamortized debt issuance costs of $3,623 and $1,849, respectively	629,108	309,114
Mezzanine loans	80,000	112,000
Other liabilities	60,673	34,195
Subordinated loans and members’ equity	220,966	208,568
Liabilities and members’ equity	$1,375,240	$1,236,055

	For the three month periods ended		For the six month periods ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Selected Consolidated Statement of Operations Information:
Total investment income	$23,734	$20,480	$46,340	$38,391
Expenses
Interest and credit facility expenses	15,671	13,101	30,401	23,757
Other expenses	472	380	913	769
Total expenses	16,143	13,481	31,314	24,526
Net investment income (loss)	7,591	6,999	15,026	13,865
Net realized gain (loss) on investments	(68)	—	(8,353)	—
Net change in unrealized appreciation (depreciation) on investments	(7,552)	(2,922)	10,226	113
Net increase (decrease) resulting from operations	$(29)	$4,077	$16,899	$13,978
Debt
Credit Fund Facility
On June 24, 2016, Credit Fund entered into the Credit Fund Facility with the Company, which was subsequently amended on June 5, 2017, October 2, 2017, November 3, 2017, June 22, 2018 and June 29, 2018, pursuant to which Credit Fund may from time to time request mezzanine loans from the Company. The maximum principal amount of the Credit Fund Facility is $175,000. The maturity date of the Credit Fund Facility is March 22, 2020. Amounts borrowed under the Credit Fund Facility bear interest at a rate of LIBOR plus 9.00%.
During the three month periods ended June 30, 2019 and 2018, there were mezzanine loan borrowings of $20,200 and $25,300, respectively, and repayments of $64,000 and $18,900, respectively, under the Credit Fund Facility. During the six month periods ended June 30, 2019 and 2018, there were mezzanine loan borrowings of $50,700 and $47,150, respectively, and repayments of $82,700 and $18,900, respectively, under the Credit Fund Facility. As of June 30, 2019 and December 31, 2018, there were $80,000 and $112,000 in mezzanine loans outstanding, respectively.
As of June 30, 2019 and December 31, 2018, Credit Fund was in compliance with all covenants and other requirements of the Credit Fund Facility.
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
During the three month periods ended June 30, 2019 and 2018, there were secured borrowings of $48,850 and $41,300, respectively, and repayments of $175,107 and $20,966, respectively, under the Credit Fund Sub Facility. During the six month periods ended June 30, 2019 and 2018, there were secured borrowings of $108,870 and $109,265, respectively, and repayments of $195,511 and $36,001, respectively, under the Credit Fund Sub Facility. As of June 30, 2019 and December 31, 2018, there was $384,493 and $471,134 in secured borrowings outstanding, respectively.
As of June 30, 2019 and December 31, 2018, Credit Fund Sub was in compliance with all covenants and other requirements of the Credit Fund Sub Facility.
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
As of June 30, 2019 and December 31, 2018, the 2017-1 Issuer was in compliance with all covenants and other requirements of the indenture.
Credit Fund Warehouse Facility
MMCF Warehouse, LLC (the “Credit Fund Warehouse”) a Delaware limited liability company, was formed on November 26, 2018. On November 26, 2018, Credit Fund closed on the Credit Fund Warehouse Facility with lenders. The Credit Fund Warehouse Facility provided for secured borrowings during the applicable revolving period up to an amount equal to $150,000. The Credit Fund Warehouse Facility was secured by a first lien security interest in substantially all of the portfolio investments held by the Credit Fund Warehouse. The maturity date of the Credit Fund Warehouse Facility was November 26, 2019. Amounts borrowed under the Credit Fund Warehouse Facility bore interest at a rate of LIBOR plus 1.05%. Effective May 15, 2019, the Warehouse Facility changed its name from “MMCF Warehouse, LLC” to “MMCF CLO 2019-2, LLC” and secured borrowings outstanding were repaid in connection with the 2019-2 Debt Securitization.
During the three and six month periods ended June 30, 2019, there were secured borrowings of $21,671 and $34,544, respectively, and repayments of $135,589 and $135,589, respectively, under the Credit Fund Warehouse Facility.
2019-2 Notes
On May 21, 2019, Credit Fund completed the 2019-2 Debt Securitization. The notes offered in the 2019-2 Debt Securitization (the “2019-2 Notes”) were issued by the 2019-2 Issuer, a wholly owned and consolidated subsidiary of Credit Fund, and are secured by a diversified portfolio of the 2019-2 Issuer consisting primarily of first and second lien senior secured loans. The 2019-2 Debt Securitization was executed through a private placement of the 2019-2 Notes, consisting of $233,000 of Aaa/AAA Class A-1 Notes, which bear interest at the three-month LIBOR plus 1.50%; $48,000 of Aa2/AA Class A-2 Notes, which bear interest at the three-month LIBOR plus 2.40%; $23,000 of A2/A Class B Notes, which bear interest at the three-month LIBOR plus 3.45%; $27,000 of Baa2/BBB- Class C Notes which bear interest at the three-month LIBOR plus 4.55%; and $21,000 of Ba2/BB- Class D Notes which bear interest at the three-month LIBOR plus 8.03%. The 2017-1 Notes are scheduled to mature on April 15, 2029. Credit Fund received 100% of the preferred interests issued by the 2019-2 Issuer (the “2019-2 Issuer Preferred Interests”) on the closing date of the 2019-2 Debt Securitization in exchange for Credit Fund’s contribution to the 2019-2 Issuer of the initial closing date loan portfolio. The 2019-2 Issuer Preferred Interests do not bear interest and had a nominal value of $48,300 at closing.

As of June 30, 2019, the 2019-2 Issuer was in compliance with all covenants and other requirements of the indenture.

6. BORROWINGS
In accordance with the Investment Company Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 150% after such borrowing. As of June 30, 2019 and December 31, 2018, asset coverage was 193.45% and 210.31%, respectively. During the three month and six month periods ended June 30, 2019, there were secured borrowings of $149,000 and $402,950, respectively, under the SPV Credit Facility and Credit Facility and repayments of $160,562 and $268,188, respectively, under the SPV Credit Facility and Credit Facility. During the three month and six month periods ended June 30, 2018, there were secured borrowings of $170,000 and $423,050, respectively, under the SPV Credit Facility and Credit Facility and repayments of $112,760 and $400,838, respectively, under the SPV Credit Facility and Credit Facility. As of June 30, 2019 and December 31, 2018, there were $649,397 and $514,635, respectively, in secured borrowings outstanding.
SPV Credit Facility
The SPV closed on the SPV Credit Facility on May 24, 2013 , which was subsequently amended on June 30, 2014, June 19, 2015, June 9, 2016, May 26, 2017 and August 9, 2018. The SPV Credit Facility provides for secured borrowings during the applicable revolving period up to an amount equal to the lesser of $400,000 (the borrowing base as calculated pursuant to the terms of the SPV Credit Facility) and the amount of net cash proceeds and unpledged capital commitments the Company has received, with an accordion feature that can, subject to certain conditions, increase the aggregate maximum credit commitment up to an amount not to exceed $750,000, subject to restrictions imposed on borrowings under the Investment Company Act and certain restrictions and conditions set forth in the SPV Credit Facility, including adequate collateral to support such borrowings. The SPV Credit Facility has a revolving period through May 21, 2021 and a maturity date of May 23, 2023. Borrowings under the SPV Credit Facility bear interest initially at the applicable commercial paper rate (if the lender is a conduit lender) or LIBOR (or, if applicable, a rate based on the prime rate or federal funds rate) plus 2.00% per year through May 21, 2021, with pre-determined future interest rate increases of 0.875%-1.75% following the end of the revolving period. The SPV is also required to pay an undrawn commitment fee of between 0.50% and 0.75% per year depending on the drawings under the SPV Credit Facility. Payments under the SPV Credit Facility are made quarterly. The lenders have a first lien security interest on substantially all of the assets of the SPV.
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
As of June 30, 2019 and December 31, 2018, the SPV was in compliance with all covenants and other requirements of the SPV Credit Facility.
Credit Facility
The Company closed on the Credit Facility on March 21, 2014, which was subsequently amended on January 8, 2015, May 25, 2016, March 22, 2017, September 25, 2018 and June 14, 2019. The maximum principal amount of the Credit Facility is $593,000, subject to availability under the Credit Facility, which is based on certain advance rates multiplied by the value of the Company’s portfolio investments (subject to certain concentration limitations) net of certain other indebtedness that the Company may incur in accordance with the terms of the Credit Facility. Proceeds of the Credit Facility may be used for general corporate purposes, including the funding of portfolio investments. Maximum capacity under the Credit Facility may be increased to $900,000 through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Credit Facility includes a $50,000 limit for swingline loans and a $20,000 limit for letters of credit. The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Credit Facility, including amounts drawn in respect of letters of credit, bear interest at either LIBOR plus an applicable spread of 2.25%, or an “alternative base rate” (which is the highest of a prime rate, the federal funds effective rate plus 0.50%, or one month LIBOR plus 1.00%) plus an applicable spread of 1.25%. The Company may elect either the LIBOR or the “alternative base rate” at the time of drawdown, and loans may be converted from one rate to another at any time, subject to certain conditions. The Company also pays a fee of 0.375% on undrawn amounts under the Credit Facility and, in respect of each undrawn letter of credit, a fee and interest rate equal to the then-applicable margin under the Credit Facility while the letter of credit is outstanding. The availability period under the Credit Facility will terminate on June 14, 2023 and the Credit Facility will mature on June 14, 2024. During the period from June 14, 2023 to June 14, 2024, the Company will be obligated to make mandatory prepayments under the Credit Facility out of the proceeds of certain asset sales, other recovery events and equity and debt issuances.
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
As of June 30, 2019 and December 31, 2018, the Company was in compliance with all covenants and other requirements of the Credit Facility.
Summary of Facilities
The Facilities consisted of the following as of June 30, 2019 and December 31, 2018:

	June 30, 2019
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
SPV Credit Facility	$400,000	$246,897	$153,103	$16,388
Credit Facility	593,000	402,500	190,500	190,500
Total	$993,000	$649,397	$343,603	$206,888

	December 31, 2018
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
SPV Credit Facility	$400,000	$224,135	$175,865	$2,547
Credit Facility	413,000	290,500	122,500	122,500
Total	$813,000	$514,635	$298,365	$125,047

(1)	The unused portion is the amount upon which commitment fees are based.

(2)	Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
As of June 30, 2019 and December 31, 2018, $2,925 and $2,978, respectively, of interest expense, $227 and $205, respectively, of unused commitment fees and $23 and $23, respectively, of other fees were included in interest and credit facility fees payable. For the three month and six month periods ended June 30, 2019, the weighted average interest rates were 4.61% and 4.64%, respectively, and the average principal debt outstanding was $665,693 and $617,374, respectively. For the three month and six month periods ended June 30, 2018, the weighted average interest rates were 4.19% and 3.98%, respectively, and the average principal debt outstanding was $542,561 and $548,078, respectively. As of June 30, 2019 and December 31, 2018, the weighted average interest rates were 4.59% and 4.67%, respectively, based on floating LIBOR rates.

For the three month and six month periods ended June 30, 2019 and 2018, the components of interest expense and credit facility fees were as follows:

	For the three month periods ended		For the six month periods ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Interest expense	$7,753	$5,740	$14,406	$10,975
Facility unused commitment fee	296	294	599	582
Amortization of deferred financing costs	266	252	502	454
Other fees	109	35	138	70
Total interest expense and credit facility fees	$8,424	$6,321	$15,645	$12,081
Cash paid for interest expense	$8,011	$5,461	$14,460	$10,752
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
The Investment Adviser serves as collateral manager to the 2015-1 Issuer under a collateral management agreement (the “Collateral Management Agreement”). Pursuant to the Collateral Management Agreement, the 2015-1 Issuer pays management fees (comprised of base management fees, subordinated management fees and incentive management fees) to the Investment Adviser for rendering collateral management services. As per the Collateral Management Agreement, for the period the Company retains all of the 2015-1 Issuer Preferred Interests, the Investment Adviser does not earn management fees for providing such collateral management services. The Company currently retains all of the 2015-1 Issuer Preferred Interests, thus the Investment Adviser did not earn any management fees from the 2015-1 Issuer for the three month and six month periods ended June 30, 2019 and 2018. Any such waived fees may not be recaptured by the Investment Adviser.
Pursuant to an undertaking by the Company in connection with the 2015-1 Debt Securitization Refinancing, the Company has agreed to hold on an ongoing basis the 2015-1 Issuer Preferred Interests with an aggregate dollar purchase price at least equal to 5% of the aggregate outstanding amount of all collateral obligations by the 2015-1 Issuer for so long as any securities of the 2015-1 Issuer remain outstanding. As of June 30, 2019, the Company was in compliance with its undertaking.
The 2015-1 Issuer pays ongoing administrative expenses to the trustee, independent accountants, legal counsel, rating agencies and independent managers in connection with developing and maintaining reports, and providing required services in connection with the administration of the 2015-1 Issuer.
As of June 30, 2019, the 2015-1R Notes were secured by 58 first lien and second lien senior secured loans with a total fair value of approximately $530,314 and cash of $32,483. The pool of loans in the securitization must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture governing the 2015-1R Notes.
For the six month periods ended June 30, 2019 and 2018, the weighted average interest rate, the effective annualized weighted average interest rates, which include amortization of debt issuance costs on the 2015-1R Notes and 2015-1 Notes, were 4.65% and 4.04%, respectively, based on floating LIBOR rates. As of June 30, 2019 and December 31, 2018 the weighted average interest rates were 4.57% and 4.42% respectively, based on floating LIBOR rates.
For the three month and six month periods ended June 30, 2019 and 2018, the components of interest expense on the 2015-1R Notes and 2015-1 Notes were as follows:

	For the three month periods ended		For the six month periods ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Interest expense	$5,217	$2,918	$10,494	$5,448
Amortization of deferred financing costs	62	51	123	101
Total interest expense and credit facility fees	$5,279	$2,969	$10,617	$5,549
Cash paid for interest expense	$5,334	$2,567	$10,400	$4,958

8. COMMITMENTS AND CONTINGENCIES
A summary of significant contractual payment obligations was as follows as of June 30, 2019 and December 31, 2018:

	SPV Credit Facility and Credit Facility		2015-1R Notes
Payment Due by Period	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Less than 1 Year	$—	$—	$—	$—
1-3 Years	—	—	—	—
3-5 Years	649,397	514,635	—	—
More than 5 Years	—	—	449,200	449,200
Total	$649,397	$514,635	$449,200	$449,200
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of June 30, 2019 and December 31, 2018 for any such exposure.
The Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par Value as of
	June 30, 2019	December 31, 2018
Unfunded delayed draw commitments	$105,692	$97,261
Unfunded revolving term loan commitments	69,442	59,856
Total unfunded commitments	$175,134	$157,117
9. NET ASSETS
The Company has the authority to issue 200,000,000 shares of common stock, $0.01 per share par value.
On November 5, 2018, the Company’s Board of Directors approved a $100,000 stock repurchase program (the “Company Stock Repurchase Program”). The Company Stock Repurchase Program is expected to be in effect until the earlier of November 5, 2019 and the date the approved dollar amount has been used to repurchase shares. Since the inception of the Company Stock Repurchase Program through June 30, 2019, the Company has repurchased 2,386,149 shares of the Company's common stock at an average cost of $14.74 per share, or $35,221 in the aggregate, resulting in accretion to net assets per share of $0.09.
During the three month period ended June 30, 2019, the Company repurchased and extinguished 1,089,559 shares for $16,258. The following table summarizes capital activity during the three month period ended June 30, 2019:

	Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss) on Investments	Accumulated Net Unrealized Appreciation (Depreciation) on Investments	Total Net Assets
	Shares	Amount
Balance, beginning of period	61,272,069	$613	$1,160,258	$(1,633)	$10,791	$(43,673)	$(66,169)	$1,060,187
Repurchase of common stock	(1,090,210)	(11)	(16,258)	—	—	—	—	(16,269)
Net investment income (loss)	—	—	—	—	27,971	—	—	27,971
Net realized gain (loss) on investments	—	—	—	—	—	(7,681)	—	(7,681)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	—	(10,533)	(10,533)
Dividends declared	—	—	—	—	(27,083)	—	—	(27,083)
Balance, end of period	60,181,859	$602	$1,144,000	$(1,633)	$11,679	$(51,354)	$(76,702)	$1,026,592
During the six month period ended June 30, 2019, the Company repurchased and extinguished 2,048,392 shares for $30,354. The following table summarizes capital activity during the six month period ended June 30, 2019:

	Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss) on Investments	Accumulated Net Unrealized Appreciation (Depreciation) on Investments	Total Net Assets
	Shares	Amount
Balance, beginning of period	62,230,251	$622	$1,174,334	$(1,633)	$5,901	$(44,572)	$(71,434)	$1,063,218
Repurchase of common stock	(2,048,392)	(20)	(30,334)	—	—	—	—	(30,354)
Net investment income (loss)	—	—	—	—	55,533	—	—	55,533
Net realized gain (loss) on investments	—	—	—	—	—	(6,782)	—	(6,782)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	—	(5,268)	(5,268)
Dividends declared	—	—	—	—	(49,755)	—	—	(49,755)
Balance, end of period	60,181,859	$602	$1,144,000	$(1,633)	$11,679	$(51,354)	$(76,702)	$1,026,592
During the three month period ended June 30, 2018, the Company did not issue shares through the reinvestment of dividends. The following table summarizes capital activity during the three month period ended June 30, 2018:

	Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss) on Investments	Accumulated Net Unrealized Appreciation (Depreciation) on Investments	Total Net Assets
	Shares	Amount
Balance, beginning of period	62,568,659	$626	$1,179,432	$(1,633)	$4,502	$(43,677)	$(7,393)	$1,131,857
Reinvestment of dividends	—	—	—	—	—	—	—	—
Offering costs	—	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	—	28,210	—	—	28,210
Net realized gain (loss) on investments	—	—	—	—	—	1,775	—	1,775
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	—	(16,879)	(16,879)
Dividends declared	—	—	—	—	(23,151)	—	—	(23,151)
Balance, end of period	62,568,659	$626	$1,179,432	$(1,633)	$9,561	$(41,902)	$(24,272)	$1,121,812
During the six month period ended June 30, 2018, the Company issued 361,056 shares for $6,629, through the reinvestment of dividends. The following table summarizes capital activity during the six month period ended June 30, 2018:

	Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss) on Investments	Accumulated Net Unrealized Appreciation (Depreciation) on Investments	Total Net Assets
	Shares	Amount
Balance, beginning of period	62,207,603	$622	$1,172,807	$(1,618)	$2,522	$(43,548)	$(3,481)	$1,127,304
Reinvestment of dividends	361,056	4	6,625	—	—	—	—	6,629
Offering costs	—	—	—	(15)	—	—	—	(15)
Net investment income (loss)	—	—	—	—	53,340	—	—	53,340
Net realized gain (loss) on investments	—	—	—	—	—	1,646	—	1,646
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	—	(20,791)	(20,791)
Dividends declared	—	—	—	—	(46,301)	—	—	(46,301)
Balance, end of period	62,568,659	$626	$1,179,432	$(1,633)	$9,561	$(41,902)	$(24,272)	$1,121,812
The following table summarizes total shares issued and proceeds received related to capital activity during the six month period ended June 30, 2018:

	Shares Issued	Proceeds Received
January 17, 2018*	361,056	$6,629
Total	361,056	$6,629
* Represents shares issued upon the reinvestment of dividends
The Company computes earnings per common share in accordance with ASC 260, Earnings Per Share. Basic earnings per common share were calculated by dividing net increase (decrease) in net assets resulting from operations attributable to the Company by the weighted-average number of common shares outstanding for the period.

Basic and diluted earnings per common share were as follows:

	For the three month periods ended		For the six month periods ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net increase (decrease) in net assets resulting from operations	$9,757	$13,106	$43,483	$34,195
Weighted-average common shares outstanding	60,596,402	62,568,651	61,191,926	62,534,740
Basic and diluted earnings per common share	$0.16	$0.21	$0.71	$0.55
The following table summarizes the Company’s dividends declared during the two most recent fiscal years and the current fiscal year to-date:

Date Declared	Record Date	Payment Date	Per Share Amount
March 20, 2017	March 20, 2017	April 24, 2017	$0.41
June 20, 2017	June 30, 2017	July 18, 2017	$0.37
August 7, 2017	September 29, 2017	October 18, 2017	$0.37
November 7, 2017	December 29, 2017	January 17, 2018	$0.37
December 13, 2017	December 29, 2017	January 17, 2018	$0.12	(1)
February 26, 2018	March 29, 2018	April 17, 2018	$0.37
May 2, 2018	June 29, 2018	July 17, 2018	$0.37
August 6, 2018	September 28, 2018	October 17, 2018	$0.37
November 5, 2018	December 28, 2018	January 17, 2019	$0.37
December 12, 2018	December 28, 2018	January 17, 2019	$0.20	(1)
February 22, 2019	March 29, 2019	April 17, 2019	$0.37
May 6, 2019	June 28, 2019	July 17, 2019	$0.37
June 17, 2019	June 28, 2019	July 17, 2019	$0.08	(1)

(1)	Represents a special dividend.

10. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of consolidated financial highlights for the six month periods ended June 30, 2019 and 2018:

	For the six month periods ended
	June 30, 2019	June 30, 2018
Per Share Data:
Net asset value per share, beginning of period	$17.09	$18.12
Net investment income (loss) (1)	0.91	0.86
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	(0.20)	(0.31)
Net increase (decrease) in net assets resulting from operations	0.71	0.55
Dividends declared (2)	(0.82)	(0.74)
Accretion due to share repurchases	0.08	—
Net asset value per share, end of period	$17.06	$17.93
Market price per share, end of period	$15.24	$17.02

Number of shares outstanding, end of period	60,181,859	62,568,651
Total return based on net asset value (3)	4.62%	3.04%
Total return based on market price (4)	29.52%	(11.38)%
Net assets, end of period	$1,026,592	$1,121,812
Ratio to average net assets (5):
Expenses before incentive fees	4.22%	3.09%
Expenses after incentive fees	5.33%	4.08%
Net investment income (loss)	5.24%	4.68%
Interest expense and credit facility fees	2.48%	1.55%
Ratios/Supplemental Data:
Asset coverage, end of period	193.45%	230.73%
Portfolio turnover	18.15%	19.28%
Weighted-average shares outstanding	61,191,926	62,534,740

(1)	Net investment income (loss) per share was calculated as net investment income (loss) for the period divided by the weighted average number of shares outstanding for the period.

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

11. LITIGATION
The Company may become party to certain lawsuits in the ordinary course of business. The Company does not believe that the outcome of current matters, if any, will materially impact the Company or its consolidated financial statements. As of June 30, 2019 and December 31, 2018, the Company was not subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company.
In addition, portfolio investments of the Company could be the subject of litigation or regulatory investigations in the ordinary course of business. The Company does not believe that the outcome of any current contingent liabilities of its portfolio investments, if any, will materially affect the Company or these consolidated financial statements.

12. TAX
The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of June 30, 2019 and December 31, 2018.
In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. As of June 30, 2019 and December 31, 2018, the Company had filed tax returns and therefore is subject to examination.
The Company’s taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate. The estimated tax character of dividends declared for six month periods ended June 30, 2019 and 2018 was as follows:

	For the six month periods ended
	June 30, 2019	June 30, 2018
Ordinary income	$49,755	$46,301
Tax return of capital	$—	$—
13. SUBSEQUENT EVENTS
Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed below.
Subsequent to June 30, 2019, the Company borrowed $132,699 under the Credit Facility and SPV Credit Facility to fund investment acquisitions. The Company also voluntarily repaid $10,000 under the Credit Facility and SPV Credit Facility.
On August 5, 2019, the Company’s Board of Directors declared a quarterly dividend of $0.37 per share, which is payable on October 17, 2019 to stockholders of record as of September 30, 2019.

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
Our investment objective is to generate current income and capital appreciation primarily through debt investments. We primarily invest in U.S. middle market companies, which we define as companies with approximately $10 million to $100 million of EBITDA. We seek to achieve our investment objective primarily through direct originations of Middle Market Senior Loans, with the balance of our assets invested in higher yielding investments (which may include unsecured debt, mezzanine debt and investments in equities). We generally make Middle Market Senior Loans to private U.S. middle market companies that are, in many cases, controlled by private equity firms. Depending on market conditions, we expect that between 70% and 80% of the value of our assets will be invested in Middle Market Senior Loans. However, we may from time to time invest in larger or smaller companies. We expect that the composition of our portfolio will change over time given our Investment Adviser’s view on, among other things, the economic and credit environment (including with respect to interest rates) in which we are operating.
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
We are externally managed by our Investment Adviser, an investment adviser registered under the Advisers Act. Our Administrator provides the administrative services necessary for us to operate. Both our Investment Adviser and our Administrator are wholly owned subsidiaries of Carlyle Investment Management L.L.C., a subsidiary of Carlyle. Our Investment Adviser’s five-person investment committee is responsible for reviewing and approving our investment opportunities. The members of the investment committee have experience investing through different credit cycles. As of June 30, 2019, our Investment Adviser’s investment team included a team of 26 dedicated investment professionals. The five members of our Investment Adviser’s investment committee have an average of 26 years of industry experience. In addition, our Investment Adviser and its investment team are supported by a team of finance, operations and administrative professionals currently employed by Carlyle Employee Co., a wholly owned subsidiary of Carlyle.

In conducting our investment activities, we believe that we benefit from the significant scale, relationships and resources of Carlyle, including our Investment Adviser and its affiliates. We have operated our business as a BDC since we began our investment activities in May 2013.

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
PORTFOLIO AND INVESTMENT ACTIVITY
As of June 30, 2019, the fair value of our investments was approximately $2,075,614, comprised of 135 investments in 106 portfolio companies/investment fund across 28 industries with 63 sponsors. As of December 31, 2018, the fair value of our investments was approximately $1,972,157, comprised of 119 investments in 96 portfolio companies/investment fund across 27 industries with 57 sponsors.
Based on fair value as of June 30, 2019, our portfolio consisted of approximately 89.4% in secured debt (79.6% in first lien debt, including 10.1% in first lien/last out loans, and 9.8% in second lien debt), 9.2% in Credit Fund and 1.4% in equity investments. Based on fair value as of June 30, 2019, approximately 1% of our debt portfolio was invested in debt bearing a fixed interest rate and approximately 99% of our debt portfolio was invested in debt bearing a floating interest rate, which primarily are subject to interest rate floors.
Based on fair value as of December 31, 2018, our portfolio consisted of approximately 87.5% in secured debt (78.4% in first lien debt, including 10.3% in first lien/last out loans, and 9.1% in second lien debt), 11.3% in Credit Fund and 1.2% in equity investments. Based on fair value as of December 31, 2018, approximately 1% of our debt portfolio was invested in debt bearing a fixed interest rate and approximately 99% of our debt portfolio was invested in debt bearing a floating interest rate, which primarily are subject to interest rate floors.

Our investment activity for the three month periods ended June 30, 2019 and 2018 is presented below (information presented herein is at amortized cost unless otherwise indicated):

	For the three month periods ended
	June 30, 2019	June 30, 2018
Investments:
Total investments, beginning of period	$2,221,378	$1,920,852
New investments purchased	230,893	277,943
Net accretion of discount on investments	3,984	3,918
Net realized gain (loss) on investments	(7,714)	1,775
Investments sold or repaid	(296,224)	(233,424)
Total Investments, end of period	$2,152,317	$1,971,064
Principal amount of investments funded:
First Lien Debt (excluding First Lien/Last Out)	$153,525	$231,471
First Lien/Last Out Unitranche	15,711	11,715
Second Lien Debt	35,839	9,246
Equity Investments	587	3,953
Investment Fund	25,699	27,300
Total	$231,361	$283,685
Principal amount of investments sold or repaid:
First Lien Debt (excluding First Lien/Last Out)	$(176,210)	$(141,795)
First Lien/Last Out Unitranche	(1,629)	(4,179)
Second Lien Debt	(62,059)	(66,646)
Equity Investments	(1,500)	(1,000)
Investment Fund	(64,000)	(18,900)
Total	$(305,398)	$(232,520)
Number of new funded investments	12	16
Average amount of new funded investments	$19,241	$17,371
Percentage of new funded debt investments at floating interest rates	100%	100%
Percentage of new funded debt investments at fixed interest rates	—%	—%
As of June 30, 2019 and December 31, 2018, investments consisted of the following:

	June 30, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt (excluding First Lien/Last Out)	$1,471,410	$1,442,698	$1,375,437	$1,343,422
First Lien/Last Out Unitranche	254,231	209,201	241,263	202,849
Second Lien Debt	202,010	203,187	179,434	178,958
Equity Investments	21,165	29,142	17,456	24,633
Investment Fund	203,501	191,386	230,001	222,295
Total	$2,152,317	$2,075,614	$2,043,591	$1,972,157

The weighted average yields (1) for our first and second lien debt, based on the amortized cost and fair value as of June 30, 2019 and December 31, 2018, were as follows:

	June 30, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt (excluding First Lien/Last Out)	8.77%	8.95%	9.16%	9.38%
First Lien/Last Out Unitranche	8.55%	10.39%	10.62%	12.63%
First Lien Debt Total	8.74%	9.13%	9.38%	9.80%
Second Lien Debt	10.90%	10.83%	11.04%	11.07%
First and Second Lien Debt Total	8.97%	9.32%	9.54%	9.94%

(1)
Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of June 30, 2019 and December 31, 2018. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.

Total weighted average yields (which includes the effect of accretion of discount and amortization of premiums) of our first and second lien debt investments as measured on an amortized cost basis decreased from 9.54% to 8.97% from December 31, 2018 to June 30, 2019. The decrease in weighted average yields was primarily due to a decrease in the effective LIBOR rate applicable to loans in the portfolio.
The following table summarizes the fair value of our performing and non-performing investments as of June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
	Fair Value	Percentage	Fair Value	Percentage
Performing	$2,033,432	97.97%	$1,957,830	99.27%
Non-accrual (1)	42,182	2.03	14,327	0.73
Total	$2,075,614	100.00%	$1,972,157	100.00%

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

See the Consolidated Schedules of Investments as of June 30, 2019 and December 31, 2018 in our consolidated financial statements in Part I, Item 1 of this Form 10-Q for more information on these investments, including a list of companies and type and amount of investments.

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
Our Investment Adviser monitors and, when appropriate, changes the investment ratings assigned to each debt investment in our portfolio. In connection with our quarterly valuation process, our Investment Adviser reviews our investment ratings on a regular basis. The following table summarizes the Internal Risk Ratings as of June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
	Fair Value	% of Fair Value	Fair Value	% of Fair Value
(dollar amounts in millions)
Internal Risk Rating 1	$49.7	2.68%	$71.0	4.12%
Internal Risk Rating 2	1,431.2	77.15	1,302.9	75.52
Internal Risk Rating 3	123.1	6.64	208.4	12.08
Internal Risk Rating 4	197.2	10.63	105.1	6.09
Internal Risk Rating 5	46.3	2.49	23.5	1.36
Internal Risk Rating 6	7.6	0.41	14.3	0.83
Total	$1,855.1	100.00%	$1,725.2	100.00%

As of June 30, 2019 and December 31, 2018, the weighted average Internal Risk Rating of our debt investment portfolio was 2.3. As of June 30, 2019 and December 31, 2018, 18 and 12 of our debt investments, with an aggregate fair value of $251.1 million and $142.9 million, respectively, were assigned an Internal Risk Rating of 4-6 (“Watch List”). As of June 30, 2019 and December 31, 2018, six and two first lien debt investments in the portfolio with fair values of $42.2 million and $14.3 million, respectively, were on non-accrual status, which represented approximately 2.03% and 0.73%, respectively, of total investments at fair value. The remaining first and second lien debt investments were performing and current on their interest payments as of June 30, 2019 and December 31, 2018.

During the six month period ended June 30, 2019, eight investments with fair value of $184.1 million were downgraded to the Watch List due to changes in financial condition and performance of the respective portfolio companies and three investments with fair value of $59.2 million were upgraded and removed from the Watch List due to improved performance of the respective portfolio companies.

CONSOLIDATED RESULTS OF OPERATIONS
For the three month and six month periods ended June 30, 2019 and 2018
The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and losses and net change in unrealized appreciation and depreciation. As a result, quarterly comparisons may not be meaningful.
Investment Income
Investment income for the three month and six month periods ended June 30, 2019 and 2018 was as follows:

	For the three month periods ended		For the six month periods ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Investment income
First Lien Debt	$43,546	$37,909	$85,120	$71,364
Second Lien Debt	6,246	7,697	11,992	14,800
Equity Investments	—	63	247	63
Investment Fund	6,993	6,698	14,531	13,579
Cash	82	85	164	129
Total investment income	$56,867	$52,452	$112,054	$99,935
The increase in investment income for the three month and six month periods ended June 30, 2019 from the comparable periods in 2018 was primarily driven by our increasing invested balance, an increase in LIBOR, and increased interest and dividend income from Credit Fund. As of June 30, 2019, the size of our portfolio increased to $2,152,317 from $1,971,064 as of June 30, 2018, at amortized cost, and total principal amount of investments outstanding increased to $2,470,004 from $2,001,400 as of June 30, 2018. As of June 30, 2019, the weighted average yield of our first and second lien debt investments decreased to 8.97% from 9.16% as of June 30, 2018 on amortized cost, primarily due to loans placed on non-accrual status, partially offset by increase in LIBOR.
Interest income on our first and second lien debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of June 30, 2019 and 2018, six and three first lien debt investments in the portfolio were on non-accrual with fair value of $42,182 and $32,393, respectively, which represents approximately 2.0% and 1.7% of total investments at fair value, respectively. The remaining first and second lien debt investments were performing and current on their interest payments as of June 30, 2019 and 2018.
For the three month periods ended June 30, 2019 and 2018, the Company earned $2,266 and $3,590, respectively, in other income. For the six month periods ended June 30, 2019 and 2018, the Company earned $4,294 and $4,485, respectively, in other income. The decrease in other income for the three month and six month periods ended June 30, 2019 from the comparable periods in 2018 was primarily driven by lower underwriting fees, offset partially by higher prepayment fees.
Our total dividend and interest income from investments in Credit Fund totaled $6,993 and $14,531 for the three month and six month periods ended June 30, 2019, respectively, higher than dividend and interest income of $6,698 and $13,579 for the three month and six month periods ended June 30, 2018, respectively. The increase was primarily driven by our increased invested balance in Credit Fund for three month and six month periods ended June 30, 2019 from the comparable periods in 2018 and an increase in LIBOR.
Net investment income (loss) for the three month and six month periods ended June 30, 2019 and 2018 was as follows:

	For the three month periods ended		For the six month periods ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Total investment income	$56,867	$52,452	$112,054	$99,935
Net expenses (including excise tax expense)	(28,896)	(24,242)	(56,521)	(46,595)
Net investment income (loss)	$27,971	$28,210	$55,533	$53,340

Expenses

	For the three month periods ended		For the six month periods ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Base management fees	$7,913	$7,266	$15,598	$14,488
Incentive fees	5,933	5,984	11,779	11,314
Professional fees	600	959	1,345	1,721
Administrative service fees	165	185	381	371
Interest expense	13,032	8,709	25,023	16,524
Credit facility fees	671	581	1,239	1,106
Directors’ fees and expenses	88	93	181	191
Other general and administrative	434	435	855	840
Excise tax expense	60	30	120	40
Net expenses	$28,896	$24,242	$56,521	$46,595

Interest expense and credit facility fees for the three month and six month periods ended June 30, 2019 and 2018 were comprised of the following:

	For the three month periods ended		For the six month periods ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Interest expense	$13,032	$8,709	$25,023	$16,524
Facility unused commitment fee	296	294	599	582
Amortization of deferred financing costs	266	252	502	454
Other fees	109	35	138	70
Total interest expense and credit facility fees	$13,703	$9,290	$26,262	$17,630
Cash paid for interest expense	$13,345	$8,028	$24,860	$15,710
The increase in interest expense for the three month and six month periods ended June 30, 2019 compared to the comparable periods in 2018 was primarily driven by increased drawings under the Facilities related to increased deployment of capital for investments and an increase in LIBOR. For the three month period ended June 30, 2019, the average interest rate increased to 4.62% from 4.22% for the comparable period in 2018, and average principal debt outstanding increased to $1,114,893 from $815,561 for the comparable period in 2018. For the six month period ended June 30, 2019, the average interest rate increased to 4.67% from 4.00% for the comparable period in 2018, and average principal debt outstanding increased to $1,066,574 from $821,078 for the comparable period in 2018.
The increase in base management fees and incentive fees related to pre-incentive fee net investment income for the three month and six month periods ended June 30, 2019 from the comparable periods in 2018 were driven by our deployment of capital and increasing invested balance. For the three month periods ended June 30, 2019 and 2018, base management fees were $7,913 and $7,266, respectively, incentive fees related to pre-incentive fee net investment income were $5,933 and $5,984, respectively, and there were no incentive fees related to realized capital gains. For the six month periods ended June 30, 2019 and 2018, base management fees were $15,598 and $14,488, respectively, incentive fees related to pre-incentive fee net investment income were $11,779 and $11,314, respectively, and there were no incentive fees related to realized capital gains. The accrual for any capital gains incentive fee under accounting principles generally accepted in the United States (“U.S. GAAP”) in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. See Note 4 to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q for more information on the incentive and base management fees. For the three month and six month periods ended June 30, 2019 and 2018, there were no accrued capital gains incentive fees based upon the cumulative net realized and unrealized appreciation (depreciation) as of June 30, 2019 and 2018.
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
Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) on Investments
During the three month and six month periods ended June 30, 2019, we had realized gains on two and four investments, respectively, totaling approximately $1,732 and $2,691, respectively, which were offset by realized losses on two and three investments, respectively, totaling approximately $9,413 and $9,473, respectively. During the three month and six month periods ended June 30, 2019, we had a change in unrealized appreciation on 71 and 141 investments, respectively, totaling approximately $18,150 and $34,345, respectively, which was offset by a change in unrealized depreciation on 61 and 98 investments, respectively, totaling approximately $28,683 and $39,613, respectively. During the three month and six month periods ended June 30, 2018, we had realized gains on one and two investments, respectively, totaling approximately $1,775 and $1,777, respectively, which were offset by realized losses on zero and three investments, respectively, totaling approximately $0 and $131, respectively. During the three month and six month periods ended June 30, 2018, we had a change in unrealized appreciation on 58 and 67 investments, respectively, totaling approximately $7,071 and $13,869, respectively, which was offset by a change in unrealized depreciation on 52 and 54 investments, respectively, totaling approximately $23,950 and $34,660, respectively.
Net realized gain (loss) and net change in unrealized appreciation (depreciation) by the type of investments for the three month and six month periods ended June 30, 2019 and 2018 were as follows:

	For the three month periods ended		For the six month periods ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net realized gain (loss) on investments	$(7,681)	$1,775	$(6,782)	$1,646
Net change in unrealized appreciation (depreciation) on investments	(10,533)	(16,879)	(5,268)	(20,791)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	$(18,214)	$(15,104)	$(12,050)	$(19,145)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) by the type of investments for the three month and six month periods ended June 30, 2019 and 2018 were as follows:

	For the three month periods ended				For the six month periods ended
	June 30, 2019		June 30, 2018		June 30, 2019		June 30, 2018
Type	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)
First Lien Debt	$(9,413)	$(4,290)	$—	$(15,286)	$(9,473)	$(3,312)	$(131)	$(20,271)
Second Lien Debt	—	234	—	(721)	—	1,653	2	(1,154)
Equity Investments	1,732	(1,572)	1,775	589	2,691	800	1,775	1,395
Investment Fund	—	(4,905)	—	(1,461)	—	(4,409)	—	(761)
Total	$(7,681)	$(10,533)	$1,775	$(16,879)	$(6,782)	$(5,268)	$1,646	$(20,791)
Net change in unrealized appreciation in our investments for the three month and six month periods ended June 30, 2019 compared to the comparable period in 2018 was primarily due to changes in various inputs utilized under our valuation methodology, including, but not limited to, market spreads, leverage multiples and borrower ratings, and the impact of exits.
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
Together with Credit Partners, the Company co-invests through Credit Fund. Investment opportunities for Credit Fund are sourced primarily by the Company and its affiliates. Portfolio and investment decisions with respect to Credit Fund must be unanimously approved by a quorum of Credit Fund’s investment committee consisting of an equal number of representatives of the Company and Credit Partners. Therefore, although the Company owns more than 25% of the voting securities of Credit Fund, the Company does not believe that it has control over Credit Fund (other than for purposes of the Investment Company Act). Middle Market Credit Fund SPV, LLC (the “Credit Fund Sub”), MMCF CLO 2017-1 LLC (the “2017-1 Issuer”) and MMCF CLO 2019-2, LLC (the "2019-2 Issuer"), each a Delaware limited liability company, were formed on April 5, 2016 and October 6, 2017 and May 21, 2019, respectively. Credit Fund Sub, the 2017-1 Issuer and the 2019-2 Issuer are wholly owned subsidiaries of Credit Fund and are consolidated in Credit Fund’s consolidated financial statements commencing from the date of their respective formations. Credit Fund Sub, the 2017-1 Issuer and the 2019-2 Issuer primarily invest in first lien loans of middle market companies. Credit Fund and its wholly owned subsidiaries follow the same Internal Risk Rating System as the Company.
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
Selected Financial Data
Since inception of Credit Fund and through June 30, 2019 and December 31, 2018, the Company and Credit Partners each made capital contributions of $1 and $1 in members’ equity, respectively, and $123,500 and $118,000 in subordinated loans, respectively, to Credit Fund. As of June 30, 2019 and December 31, 2018, Credit Fund had borrowings of $80,000 and $112,000, respectively, in mezzanine loans under a revolving credit facility with the Company (the “Credit Fund Facility”). As of June 30, 2019 and December 31, 2018, Credit Fund had total subordinated loans and members’ equity outstanding of $220,966 and $208,568, respectively. As of June 30, 2019 and December 31, 2018, the Company’s ownership interest in such subordinated loans and members’ equity was $111,386 and $110,295, respectively, and in such mezzanine loans was $80,000 and $112,000, respectively.
As of June 30, 2019 and December 31, 2018, Credit Fund held cash and cash equivalents totaling $39,426 and $55,699, respectively.
As of June 30, 2019 and December 31, 2018, Credit Fund had total investments at fair value of $1,328,201 and $1,173,508, respectively, which was comprised of first lien senior secured loans, second lien senior secured loans and an equity investment to 67 and 60 portfolio companies, respectively. As of June 30, 2019 and December 31, 2018, one loan in Credit Fund’s portfolio was on non-accrual status with fair value of $21,098 and $25,400, respectively. As of June 30, 2019 and December 31, 2018, 98.4% and 99.9%, respectively, of investments in the portfolio were floating rate debt investments, which primarily are subject to interest rate floors. As of June 30, 2019 and December 31, 2018, 1.6% and 0.1%, respectively, of debt investments in the portfolio were fixed rate debt investments. As of June 30, 2019 and December 31, 2018, the fair value of the loans in the portfolio with PIK provisions was $21,098 and $1,119, respectively, which represents approximately 1.6% and 0.1% of total investments at fair value. The portfolio companies in Credit Fund are U.S. middle market companies in industries similar to those in which the Company may invest directly. Additionally, as of June 30, 2019 and December 31, 2018, Credit Fund had commitments to fund various undrawn revolving and delayed draw Senior secured loans to its portfolio companies totaling $88,466 and $91,446, respectively.
Below is a summary of Credit Fund’s portfolio, followed by a listing of the loans in Credit Fund’s portfolio as of June 30, 2019 and December 31, 2018:

	As of June 30, 2019	As of December 31, 2018
Senior secured loans (1)	$1,347,889	$1,207,913
Weighted average yields of senior secured loans based on amortized cost (2)	7.04%	7.16%
Weighted average yields of senior secured loans based on fair value (2)	7.09%	7.32%
Number of portfolio companies in Credit Fund	67	60
Average amount per portfolio company (1)	$20,118	$20,132

(1)	At par/principal amount.

(2)
Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of June 30, 2019 and December 31, 2018. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.

Credit Fund's Consolidated Schedule of Investments as of June 30, 2019
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
First Lien Debt (98.36% of fair value)
Achilles Acquisition, LLC	+\	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.00%	6.44%	10/11/2025	$17,955	$17,867	$17,788
Acrisure, LLC	+\	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.25%	6.77%	11/22/2023	20,780	20,741	20,659
Acrisure, LLC	\	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 3.75%	6.27%	11/22/2023	11,880	11,869	11,776
Advanced Instruments, LLC	^+*\	(2) (3) (8)	Healthcare & Pharmaceuticals	L + 5.25%	7.57%	10/31/2022	11,732	11,646	11,680
Ahead, LLC	^+\	(2) (3) (8)	High Tech Industries	L + 4.25%	6.70%	5/8/2024	22,281	21,858	22,020
Alpha Packaging Holdings, Inc.	+*\	(2) (3)	Containers, Packaging & Glass	L + 4.25%	6.58%	5/12/2020	16,771	16,751	16,762
AM Conservation Holding Corporation	+*\	(2) (3)	Energy: Electricity	L + 4.50%	6.89%	10/31/2022	37,969	37,763	37,847
AmeriLife Group, LLC	^	(2) (3) (8)	Banking, Finance, Insurance & Real Estate	L + 4.50%	6.90%	6/5/2026	14,912	14,828	14,891
API Technologies Corp.	+\	(2) (3)	Aerospace & Defense	L + 4.25%	6.57%	5/9/2026	15,000	14,930	14,946
Aptean, Inc.	+\	(2) (3)	Software	L + 4.25%	6.58%	4/23/2026	12,469	12,412	12,423
AQA Acquisition Holding, Inc.	^*\	(2) (3) (8)	High Tech Industries	L + 4.25%	6.58%	5/24/2023	19,051	19,003	18,956
Avalign Technologies, Inc.	^+\	(2) (3) (8)	Healthcare & Pharmaceuticals	L + 4.50%	6.70%	12/22/2025	14,815	14,672	14,759
Big Ass Fans, LLC	+*\	(2) (3)	Capital Equipment	L + 3.75%	6.08%	5/21/2024	13,981	13,908	13,946
Borchers, Inc.	^+*\	(2) (3) (8)	Chemicals, Plastics & Rubber	L + 4.50%	6.83%	11/1/2024	15,116	15,066	15,113
Brooks Equipment Company, LLC	+*	(2) (3)	Construction & Building	L + 5.00%	7.52%	8/29/2020	5,778	5,772	5,775
Clarity Telecom LLC.	+	(2) (3)	Media: Broadcasting & Subscription	L + 4.50%	6.82%	6/20/2026	15,000	14,852	14,850
Clearent Newco, LLC	^+\	(2) (3) (8)	High Tech Industries	L + 4.00%	6.40%	3/20/2024	26,999	26,651	26,722
Datto, Inc.	+\	(2) (3)	High Tech Industries	L + 4.25%	6.58%	4/2/2026	12,500	12,443	12,525
DecoPac, Inc.	^+*\	(2) (3) (8)	Non-durable Consumer Goods	L + 4.25%	6.58%	9/29/2024	12,765	12,651	12,730
Dent Wizard International Corporation	+\	(2) (3)	Automotive	L + 4.00%	6.40%	4/7/2022	37,059	36,949	36,941
DTI Holdco, Inc.	+*\	(2) (3)	High Tech Industries	L + 4.75%	7.33%	9/30/2023	18,983	18,854	17,362
EIP Merger Sub, LLC (Evolve IP)	+*	(2) (3) (4)	Telecommunications	L + 5.75%	8.15%	6/7/2022	22,207	21,822	21,974
EIP Merger Sub, LLC (Evolve IP)	*	(2) (3) (7)	Telecommunications	L + 5.75%	8.15%	6/7/2022	1,500	1,472	1,491
Eliassen Group, LLC	+\	(2) (3)	Business Services	L + 4.50%	6.90%	11/5/2024	7,600	7,571	7,600
Exactech, Inc.	+\	(2) (3)	Healthcare & Pharmaceuticals	L + 3.75%	6.15%	2/14/2025	12,838	12,792	12,734
Executive Consulting Group, LLC, Inc.	^+\	(2) (3) (8)	Business Services	L + 4.50%	7.10%	6/20/2024	15,241	15,104	15,134
Golden West Packaging Group LLC	+*\	(2) (3)	Containers, Packaging & Glass	L + 5.25%	7.65%	6/20/2023	30,019	29,833	29,683
HMT Holding Inc.	^+*\	(2) (3) (8)	Energy: Oil & Gas	L + 4.50%	6.90%	11/17/2023	37,024	36,486	36,861
J.S. Held, LLC	+*\	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.50%	6.83%	9/25/2024	21,515	21,365	21,516
Jensen Hughes, Inc.	^+*\	(2) (3) (8)	Utilities: Electric	L + 4.50%	6.83%	3/22/2024	34,077	33,892	33,606
MAG DS Corp.	^+\	(2) (3) (8)	Aerospace & Defense	L + 4.75%	7.15%	6/6/2025	29,782	29,535	29,703
Maravai Intermediate Holdings, LLC	+\	(2) (3)	Healthcare & Pharmaceuticals	L + 4.25%	6.69%	8/2/2025	29,775	29,509	29,674

Credit Fund's Consolidated Schedule of Investments as of June 30, 2019
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
First Lien Debt (98.36% of fair value) (continued)
Marco Technologies, LLC	^+\	(2) (3) (8)	Media: Advertising, Printing & Publishing	L + 4.25%	6.83%	10/30/2023	$7,500	$7,447	$7,500
Mold-Rite Plastics, LLC	+\	(2) (3)	Chemicals, Plastics & Rubber	L + 4.25%	6.58%	12/14/2021	14,557	14,509	14,528
MSHC, Inc.	^+*\	(2) (3) (8)	Construction & Building	L + 4.25%	6.58%	7/31/2023	33,851	33,742	33,585
Newport Group Holdings II, Inc.	+\	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 3.75%	6.15%	9/13/2025	23,835	23,603	23,683
North American Dental Management, LLC	^+*\	(2) (3) (8)	Healthcare & Pharmaceuticals	L + 5.25%	7.65%	7/7/2023	37,836	37,231	37,283
North Haven CA Holdings, Inc.	^+*\	(2) (3) (8)	Business Services	L + 4.50%	6.83%	10/2/2023	32,454	32,156	32,141
Odyssey Logistics & Technology Corporation	+*\	(2) (3)	Transportation: Cargo	L + 4.00%	6.40%	10/12/2024	39,013	38,844	38,759
Output Services Group	^+\	(2) (3) (8)	Media: Advertising, Printing & Publishing	L + 4.25%	6.65%	3/27/2024	17,312	17,256	16,881
PAI Holdco, Inc.	+*\	(2) (3)	Automotive	L + 4.25%	6.78%	1/5/2025	19,673	19,593	19,651
Park Place Technologies, Inc.	+\	(2) (3)	High Tech Industries	L + 4.00%	6.40%	3/29/2025	15,841	15,777	15,695
Pasternack Enterprises, Inc.	+\	(2) (3)	Capital Equipment	L + 4.00%	6.33%	7/2/2025	22,871	22,856	22,855
Pharmalogic Holdings Corp.	+\	(2) (3)	Healthcare & Pharmaceuticals	L + 4.00%	6.40%	6/11/2023	11,377	11,350	11,378
Ping Identity Corporation	+\	(2) (3)	High Tech Industries	L + 3.75%	6.15%	1/25/2025	4,950	4,937	4,925
Premier Senior Marketing, LLC	*	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.25%	6.58%	11/30/2025	4,941	4,920	4,901
Premise Health Holding Corp.	^+\	(2) (3) (8)	Healthcare & Pharmaceuticals	L + 3.75%	6.08%	7/10/2025	13,793	13,736	13,699
Propel Insurance Agency, LLC	^+\	(2) (3) (8)	Banking, Finance, Insurance & Real Estate	L + 4.50%	6.83%	6/1/2024	22,646	22,122	22,389
PSI Services, LLC	^+*\	(2) (3) (8)	Business Services	L + 5.00%	7.40%	1/20/2023	30,295	29,886	30,295
Q Holding Company	+*\	(2) (3)	Automotive	L + 5.00%	7.40%	12/18/2021	17,010	16,974	16,978
QW Holding Corporation (Quala)	^+*	(2) (3) (8)	Environmental Industries	L + 5.75%	8.14%	8/31/2022	10,572	10,367	10,459
Radiology Partners, Inc.	+\	(2) (3)	Healthcare & Pharmaceuticals	L + 4.75%	7.36%	7/9/2025	28,937	28,798	28,848
RevSpring Inc.	+*\	(2) (3)	Media: Advertising, Printing & Publishing	L + 4.25%	6.65%	10/11/2025	24,875	24,784	24,636
Situs Group Holdings Corporation	^+\	(2) (3) (8)	Banking, Finance, Insurance & Real Estate	L + 4.75%	7.15%	2/26/2023	13,784	13,575	13,749
Surgical Information Systems, LLC	+*\	(2) (3) (7)	High Tech Industries	L + 4.85%	7.24%	4/24/2023	26,168	25,982	25,948
Systems Maintenance Services Holding, Inc.	+*	(2) (3)	High Tech Industries	L + 6.00%	8.40%	10/28/2023	23,888	23,782	16,329
T2 Systems Canada, Inc.	+	(2) (3)	Transportation: Consumer	L + 6.75%	9.08%	9/28/2022	2,632	2,589	2,625
T2 Systems, Inc.	^+*	(2) (3) (8)	Transportation: Consumer	L + 6.75%	9.08%	9/28/2022	16,187	15,925	16,140
The Original Cakerie, Co. (Canada)	+*	(2) (3)	Beverage, Food & Tobacco	L + 5.00%	7.40%	7/20/2022	8,974	8,932	8,940
The Original Cakerie, Ltd. (Canada)	^+\	(2) (3) (8)	Beverage, Food & Tobacco	L + 4.50%	6.90%	7/20/2022	6,858	6,820	6,828
ThoughtWorks, Inc.	+*\	(2) (3)	Business Services	L + 4.00%	6.40%	10/12/2024	11,884	11,851	11,884
U.S. Acute Care Solutions, LLC	+*\	(2) (3)	Healthcare & Pharmaceuticals	L + 5.00%	7.20%	5/15/2021	31,543	31,405	29,902

Credit Fund's Consolidated Schedule of Investments as of June 30, 2019
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
First Lien Debt (98.36% of fair value) (continued)
U.S. TelePacific Holdings Corp.	+*\	(2) (3)	Telecommunications	L + 5.00%	7.33%	5/2/2023	$26,660	$26,477	$25,322
Upstream Intermediate, LLC	^+\	(2) (3) (8)	Healthcare & Pharmaceuticals	L + 4.00%	6.40%	1/3/2024	18,118	18,046	18,015
Valet Waste Holdings, Inc.	+\	(2) (3)	Construction & Building	L + 4.00%	6.41%	9/28/2025	11,910	11,889	11,867
Valicor Environmental Services, LLC	^+*\	(2) (3) (8)	Environmental Industries	L + 4.50%	6.88%	6/1/2023	34,836	34,396	34,593
WIRB - Copernicus Group, Inc.	^+*\	(2) (3) (8)	Healthcare & Pharmaceuticals	L + 4.25%	6.58%	8/15/2022	18,113	18,034	18,001
WRE Holding Corp.	^+*	(2) (3) (8)	Environmental Industries	L + 5.00%	7.44%	1/3/2023	7,439	7,373	7,220
Zywave, Inc.	^+*\	(2) (3) (8)	High Tech Industries	L + 5.00%	7.56%	11/17/2022	17,566	17,445	17,558
First Lien Debt Total								$1,316,276	$1,306,437
Second Lien Debt (1.64% of fair value)
DBI Holding, LLC	^*	(2) (3) (9)	Transportation: Cargo	8.00% (100% PIK)	8.00%	2/1/2026	$21,150	$20,705	$21,098
Zywave, Inc.	*	(2) (3)	High Tech Industries	L + 9.00%	11.59%	11/17/2023	666	659	666
Second Lien Debt Total								$21,364	$21,764

Investments (1)		Footnotes	Industry	Type	Shares/Units	Cost	Fair Value (6)
Equity Investments (0.0% of fair value)
DBI Holding, LLC	^		Transportation: Cargo	Preferred stock	13,996	$5,364	$—
DBI Holding, LLC	^		Transportation: Cargo	Common stock	2,961	$—	$—
Equity Investments Total						$5,364	$—
Total Investments						$1,343,004	$1,328,201

^ Denotes that all or a portion of the assets are owned by Credit Fund. Credit Fund has entered into the Credit Fund Facility. The lenders of the Credit Fund Facility have a first lien security interest in substantially all of the assets of Credit Fund. Accordingly, such assets are not available to creditors of Credit Fund Sub, the 2017-1 Issuer or the 2019-2 Issuer.
+ Denotes that all or a portion of the assets are owned by Credit Fund Sub. Credit Fund Sub has entered into a revolving credit facility (the “Credit Fund Sub Facility”). The lenders of the Credit Fund Sub Facility have a first lien security interest in substantially all of the assets of Credit Fund Sub. Accordingly, such assets are not available to creditors of Credit Fund, the 2017-1 Issuer or the 2019-2 Issuer.
* Denotes that all or a portion of the assets are owned by the 2017-1 Issuer and secure the notes issued in connection with a $399,900 term debt securitization completed by Credit Fund on December 19, 2017 (the “2017-1 Debt Securitization”). Accordingly, such assets are not available to creditors of Credit Fund, Credit Fund Sub or the 2019-2 Issuer.
\ Denotes that all or a portion of the assets are owned by the 2019-2 Issuer and secure the notes issued in connection with a $399,900 term debt securitization completed by Credit Fund on May 21, 2019 (the “2019-2 Debt Securitization”). Accordingly, such assets are not available to creditors of Credit Fund, Accordingly, such assets are not available to creditors of Credit Fund, Credit Fund Sub or the 2017-1 Issuer.

(1)
Unless otherwise indicated, issuers of investments held by Credit Fund are domiciled in the United States. As of June 30, 2019, the geographical composition of investments as a percentage of fair value was 1.19% in Canada and 98.81% in the United States. Certain portfolio company investments are subject to contractual restrictions on sales.

(2)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, Credit Fund has indicated the reference rate used and provided the spread and the interest rate in effect as of June 30, 2019. As of June 30, 2019, the reference rates for Credit Fund's variable rate loans were the 30-day LIBOR at 2.20%, the 90-day LIBOR at 2.32% and the 180-day LIBOR rate at 2.40%.

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

(7)
In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, Credit Fund Sub and the 2017-1 Issuer is entitled to receive additional interest as a result of an agreement among lenders as follows: EIP Merger Sub, LLC (Evolve IP) (3.49%) and Surgical Information Systems, LLC (1.13%). Pursuant to the agreement among lenders in respect of these loans, these investments represent a first lien/last out loan, which has a secondary priority behind the first lien/first out loan with respect to principal, interest and other payments.

(8)	As of June 30, 2019, Credit Fund and Credit Fund Sub had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

First Lien Debt—unfunded delayed draw and revolving term loans commitments	Type	Unused Fee	Par/ Principal Amount	Fair Value
Advanced Instruments, LLC	Revolver	0.50%	$1,333	$(5)
Ahead, LLC	Delayed Draw	—	1,697	(15)
Ahead, LLC	Revolver	0.38	4,688	(43)
AmeriLife Group, LLC	Delayed Draw	0.50	2,088	(3)
AQA Acquisition Holding, Inc.	Revolver	0.50	2,459	(11)
Avalign Technologies, Inc.	Delayed Draw	—	715	(3)
Borchers, Inc.	Revolver	0.50	1,935	—
Clearent Newco, LLC	Delayed Draw	1.00	2,028	(19)
Clearent Newco, LLC	Revolver	0.50	704	(7)
DecoPac, Inc.	Revolver	0.50	1,714	(4)
Executive Consulting Group, LLC	Revolver	0.50	2,368	(14)
HMT Holding Inc.	Revolver	0.50	2,469	(10)
Jensen Hughes, Inc.	Delayed Draw	1.00	2,365	(30)
Jensen Hughes, Inc.	Revolver	0.50	1,136	(14)
MAG DS Corp.	Revolver	0.50	1,000	(3)
Marco Technologies, LLC	Delayed Draw	1.00	7,500	—
MSHC, Inc.	Delayed Draw	1.00	6,505	(43)
North American Dental Management, LLC	Revolver	0.50	1,677	(23)
North Haven CA Holdings, Inc.	Revolver	0.50	6,114	(50)
Output Services Group	Delayed Draw	4.25	2,518	(55)
Premise Health Holding Corp.	Delayed Draw	1.00	1,103	(7)
Propel Insurance Agency, LLC	Delayed Draw	0.50	7,143	(57)
Propel Insurance Agency, LLC	Revolver	0.50	2,381	(19)
PSI Services, LLC	Revolver	0.50	226	—
QW Holding Corporation (Quala)	Delayed Draw	1.00	1,355	(9)
QW Holding Corporation (Quala)	Revolver	0.50	5,498	(36)
Situs Group Holdings Corporation	Delayed Draw	—	1,216	(3)
T2 Systems, Inc.	Revolver	0.50	684	(2)
The Original Cakerie, Ltd. (Canada)	Revolver	0.50	1,199	(4)
Upstream Intermediate, LLC	Revolver	0.50	1,606	(8)
Valicor Environmental Services, LLC	Revolver	0.50	3,126	(20)
WIRB - Copernicus Group, Inc.	Delayed Draw	1.00	5,472	(25)
WIRB - Copernicus Group, Inc.	Revolver	0.50	1,000	(5)
WRE Holding Corp.	Delayed Draw	1.00	2,069	(46)
WRE Holding Corp.	Revolver	0.50	377	(8)
Zywave, Inc.	Revolver	0.50	998	—
Total unfunded commitments			$88,466	$(601)

(9)	Loan was on non-accrual status as of June 30, 2019.

Credit Fund's Consolidated Schedule of Investments as of December 31, 2018
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
First Lien Debt (99.91% of fair value)
Achilles Acquisition, LLC	+\	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.00%	6.56%	10/11/2025	$18,000	$17,906	$17,716
Acrisure, LLC	+	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.25%	6.77%	11/22/2023	20,886	20,843	19,981
Acrisure, LLC	+\	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 3.75%	6.27%	11/22/2023	11,940	11,928	11,333
Advanced Instruments, LLC	^+*	(2) (3) (8)	Healthcare & Pharmaceuticals	L + 5.25%	7.63%	10/31/2022	11,791	11,695	11,690
Ahead, LLC	^+	(2) (3) (8)	High Tech Industries	L + 4.25%	6.87%	5/8/2024	20,059	19,959	19,856
Alpha Packaging Holdings, Inc.	+*	(2) (3)	Containers, Packaging & Glass	L + 4.25%	7.05%	5/12/2020	16,860	16,830	16,813
AM Conservation Holding Corporation	+*	(2) (3)	Energy: Electricity	L + 4.50%	7.30%	10/31/2022	38,310	38,079	38,027
AQA Acquisition Holding, Inc.	^+*	(2) (3) (8)	High Tech Industries	L + 4.25%	7.05%	5/24/2023	19,148	19,111	18,978
Avalign Technologies, Inc.	+\	(2) (3)	Healthcare & Pharmaceuticals	L + 4.50%	7.00%	12/22/2025	13,000	12,874	12,848
Big Ass Fans, LLC	+*\	(2) (3)	Capital Equipment	L + 3.75%	6.55%	5/21/2024	14,052	13,973	13,840
Borchers, Inc.	^+*	(2) (3) (8)	Chemicals, Plastics & Rubber	L + 4.50%	7.30%	11/1/2024	15,589	15,533	15,545
Brooks Equipment Company, LLC	+*	(2) (3)	Construction & Building	L + 5.00%	7.71%	8/29/2020	5,948	5,940	5,935
Clearent Newco, LLC	^+	(2) (3) (8)	High Tech Industries	L + 4.00%	6.52%	3/20/2024	23,093	22,702	22,819
DBI Holding, LLC	+*	(2) (3) (9)	Transportation: Cargo	L + 5.25%	7.76%	8/1/2021	34,494	34,276	25,400
DBI Holding, LLC	^		Transportation: Cargo	15% (100% PIK)	7.76%	2/1/2020	1,119	1,119	1,119
DecoPac, Inc.	^+*	(2) (3) (8)	Non-durable Consumer Goods	L + 4.25%	7.05%	9/29/2024	12,696	12,571	12,619
Dent Wizard International Corporation	+	(2) (3)	Automotive	L + 4.00%	6.51%	4/7/2022	24,256	24,183	24,110
DTI Holdco, Inc.	+*\	(2) (3)	High Tech Industries	L + 4.75%	7.28%	9/30/2023	19,081	18,941	17,793
EIP Merger Sub, LLC (Evolve IP)	+*	(2) (3) (4)	Telecommunications	L + 5.75%	8.27%	6/7/2022	22,358	21,923	21,788
EIP Merger Sub, LLC (Evolve IP)	*	(2) (3) (7)	Telecommunications	L + 5.75%	8.27%	6/7/2022	1,500	1,469	1,462
Eliassen Group, LLC	+	(2) (3)	Business Services	L + 4.50%	7.00%	11/5/2024	6,250	6,226	6,202
Exactech, Inc.	+\	(2) (3)	Healthcare & Pharmaceuticals	L + 3.75%	6.27%	2/14/2025	12,903	12,849	12,741
Executive Consulting Group, LLC, Inc.	^+	(2) (3) (8)	Business Services	L + 4.50%	7.30%	6/20/2024	15,318	15,168	15,132
Golden West Packaging Group LLC	+*	(2) (3)	Containers, Packaging & Glass	L + 5.25%	7.77%	6/20/2023	30,180	29,978	29,760
HMT Holding Inc.	^+*	(2) (3) (8)	Energy: Oil & Gas	L + 4.50%	7.02%	11/17/2023	33,490	32,902	33,172
J.S. Held, LLC	+*	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.50%	7.30%	9/25/2024	20,309	20,137	19,998
Jensen Hughes, Inc.	^+*	(2) (3) (8)	Utilities: Electric	L + 4.50%	7.30%	3/22/2024	27,978	27,896	27,382
Kestra Financial, Inc.	+*	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.25%	6.76%	6/24/2022	21,744	21,547	21,690
MAG DS Corp.	^+	(2) (3) (8)	Aerospace & Defense	L + 4.75%	7.27%	6/6/2025	22,885	22,679	22,665
Maravai Intermediate Holdings, LLC	+\	(2)	Healthcare & Pharmaceuticals	L + 4.25%	6.81%	8/2/2025	29,925	29,640	29,578

Credit Fund's Consolidated Schedule of Investments as of December 31, 2018
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
First Lien Debt (99.91% of fair value)
Mold-Rite Plastics, LLC	+	(2) (3)	Chemicals, Plastics & Rubber	L + 4.50%	7.30%	12/14/2021	$14,850	$14,793	$14,762
MSHC, Inc.	^+*	(2) (3) (8)	Construction & Building	L + 4.25%	6.89%	7/31/2023	23,579	23,514	23,088
Newport Group Holdings II, Inc.	+\	(2)	Banking, Finance, Insurance & Real Estate	L + 3.75%	6.54%	9/13/2025	17,790	17,666	17,564
North American Dental Management, LLC	^+*	(2) (3) (8)	Healthcare & Pharmaceuticals	L + 5.25%	8.04%	7/7/2023	37,781	37,329	37,093
North Haven CA Holdings, Inc.	^+*	(2) (3) (8)	Business Services	L + 4.50%	7.02%	10/2/2023	35,139	34,789	34,401
Odyssey Logistics & Technology Corporation	+*\	(2) (3)	Transportation: Cargo	L + 4.00%	6.52%	10/12/2024	39,680	39,496	39,149
Output Services Group	^+\	(2) (3) (8)	Media: Advertising, Printing & Publishing	L + 4.25%	6.77%	3/27/2024	17,400	17,338	16,663
PAI Holdco, Inc.	+*	(2) (3)	Automotive	L + 4.25%	7.05%	1/5/2025	19,727	19,637	19,459
Park Place Technologies, Inc.	+\	(2) (3)	High Tech Industries	L + 4.00%	6.52%	3/29/2025	15,922	15,856	15,639
Pasternack Enterprises, Inc.	+	(2) (3)	Capital Equipment	L + 4.00%	6.52%	7/2/2025	20,076	20,076	19,745
Pharmalogic Holdings Corp.	^+	(2) (3) (8)	Healthcare & Pharmaceuticals	L + 4.00%	6.52%	6/11/2023	7,017	6,995	6,949
Ping Identity Corporation	+\	(2) (3)	High Tech Industries	L + 3.75%	6.27%	1/25/2025	4,975	4,956	4,915
Premier Senior Marketing, LLC	*	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.25%	6.75%	11/30/2025	4,953	4,953	4,875
Premise Health Holding Corp.	^+\	(2) (3) (8)	Healthcare & Pharmaceuticals	L + 3.75%	6.55%	7/10/2025	13,862	13,805	13,717
Propel Insurance Agency, LLC	^+	(2) (3) (8)	Banking, Finance, Insurance & Real Estate	L + 4.25%	6.75%	6/1/2024	21,088	20,535	20,628
PSI Services, LLC	^+*	(2) (3) (8)	Business Services	L + 5.00%	7.52%	1/20/2023	29,919	29,469	29,239
Q Holding Company	+*	(2) (3)	Automotive	L + 5.00%	7.52%	12/18/2021	17,099	17,058	16,969
QW Holding Corporation (Quala)	^+*	(2) (3) (8)	Environmental Industries	L + 6.75%	9.22%	8/31/2022	9,704	9,338	9,489
RevSpring, Inc.	+*\	(2) (3)	Media: Advertising, Printing & Publishing	L + 4.25%	7.05%	10/11/2025	20,000	19,953	19,680
Situs Group Holdings Corporation	+	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.50%	7.02%	2/26/2023	8,915	8,892	8,887
Surgical Information Systems, LLC	+*	(2) (3) (7)	High Tech Industries	L + 4.85%	7.37%	4/24/2023	27,708	27,494	27,171
Systems Maintenance Services Holding, Inc.	+*	(2) (3)	High Tech Industries	L + 5.00%	7.52%	10/28/2023	24,010	23,907	17,842
T2 Systems Canada, Inc.	+	(2) (3)	Transportation: Consumer	L + 6.75%	9.34%	9/28/2022	2,646	2,598	2,630
T2 Systems, Inc.	^+*	(2) (3) (8)	Transportation: Consumer	L + 6.75%	9.34%	9/28/2022	15,775	15,484	15,677
The Original Cakerie, Co. (Canada)	+*	(2) (3)	Beverage, Food & Tobacco	L + 5.00%	7.50%	7/20/2022	9,019	8,968	8,932
The Original Cakerie, Ltd. (Canada)	+	(2) (3) (8)	Beverage, Food & Tobacco	L + 4.50%	7.02%	7/20/2022	6,957	6,917	6,883
ThoughtWorks, Inc.	+*\	(2) (3)	Business Services	L + 4.00%	6.52%	10/12/2024	11,944	11,909	11,770
U.S. Acute Care Solutions, LLC	+*	(2) (3)	Healthcare & Pharmaceuticals	L + 5.00%	7.52%	5/15/2021	31,705	31,540	31,395

Credit Fund's Consolidated Schedule of Investments as of December 31, 2018
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
First Lien Debt (99.91% of fair value)
U.S. TelePacific Holdings Corp.	+*\	(2) (3)	Telecommunications	L + 5.00%	7.80%	5/2/2023	$26,660	$26,459	$24,768
Upstream Intermediate, LLC	^+	(2) (3) (8)	Healthcare & Pharmaceuticals	L + 4.25%	6.77%	1/3/2024	17,939	17,863	17,677
Valet Waste Holdings, Inc.	+\	(2) (3)	Construction & Building	L + 4.00%	6.52%	9/28/2025	11,970	11,947	11,902
Valicor Environmental Services, LLC	^+*	(2) (3) (8)	Environmental Industries	L + 4.75%	7.27%	6/1/2023	33,410	32,914	32,995
WIRB - Copernicus Group, Inc.	^+*	(2) (3) (8)	Healthcare & Pharmaceuticals	L + 4.25%	6.77%	8/15/2022	17,194	17,098	16,931
WRE Holding Corp.	^+*	(2) (3) (8)	Environmental Industries	L + 5.00%	7.52%	1/3/2023	7,238	7,162	6,993
Zywave, Inc.	^+*	(2) (3) (8)	High Tech Industries	L + 5.00%	7.52%	11/17/2022	18,050	17,914	17,991
First Lien Debt Total								$1,197,499	$1,172,460
Second Lien Debt (0.09% of fair value)
Zywave, Inc.	*	(2) (3)	High Tech Industries	L + 9.00%	11.65%	11/17/2023	$1,050	$1,038	$1,048
Second Lien Debt Total								$1,038	$1,048
Total Investments								$1,198,537	$1,173,508

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

(6)
Fair value is determined in good faith by or under the direction of the board of managers of Credit Fund, pursuant to Credit Fund’s valuation policy, with the fair value of all investments determined using significant unobservable inputs, which is substantially similar to the valuation policy of the Company provided in Note 3, Fair Value Measurements, to the consolidated financial statements in Part I, Item I of this Form 10-Q.

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

Below is certain summarized consolidated financial information for Credit Fund as of June 30, 2019 and December 31, 2018, respectively. Credit Fund commenced operations in May 2016.

	June 30, 2019	December 31, 2018
	(unaudited)
Selected Consolidated Balance Sheet Information
ASSETS
Investments, at fair value (amortized cost of $1,343,004 and $1,198,537, respectively)	$1,328,201	$1,173,508
Cash and other assets	47,039	62,547
Total assets	$1,375,240	$1,236,055
LIABILITIES AND MEMBERS’ EQUITY
Secured borrowings	$384,493	$572,178
Notes payable, net of unamortized debt issuance costs of $3,623 and $1,849, respectively	629,108	309,114
Mezzanine loans	80,000	112,000
Other liabilities	60,673	34,195
Subordinated loans and members’ equity	220,966	208,568
Liabilities and members’ equity	$1,375,240	$1,236,055

	For the three month periods ended		For the six month periods ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Selected Consolidated Statement of Operations Information:
Total investment income	$23,734	$20,480	$46,340	$38,391
Expenses
Interest and credit facility expenses	15,671	13,101	30,401	23,757
Other expenses	472	380	913	769
Total expenses	16,143	13,481	31,314	24,526
Net investment income (loss)	7,591	6,999	15,026	13,865
Net realized gain (loss) on investments	(68)	—	(8,353)	—
Net change in unrealized appreciation (depreciation) on investments	(7,552)	(2,922)	10,226	113
Net increase (decrease) resulting from operations	$(29)	$4,077	$16,899	$13,978
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
During the three month periods ended June 30, 2019 and 2018, there were mezzanine loan borrowings of $20,200 and $25,300, respectively, and repayments of $64,000 and $18,900, respectively, under the Credit Fund Facility. During the six month periods ended June 30, 2019 and 2018, there were mezzanine loan borrowings of $50,700 and $47,150, respectively, and repayments of $82,700 and $18,900, respectively, under the Credit Fund Facility. As of June 30, 2019 and December 31, 2018, there were $80,000 and $112,000 in mezzanine loans outstanding, respectively.
As of June 30, 2019 and December 31, 2018, Credit Fund was in compliance with all covenants and other requirements of the Credit Fund Facility.
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

During the three month periods ended June 30, 2019 and 2018, there were secured borrowings of $48,850 and $41,300, respectively, and repayments of $175,107 and $20,966, respectively, under the Credit Fund Sub Facility. During the six month periods ended June 30, 2019 and 2018, there were secured borrowings of $108,870 and $109,265, respectively, and repayments of $195,511 and $36,001, respectively, under the Credit Fund Sub Facility. As of June 30, 2019 and December 31, 2018, there was $384,493 and $471,134 in secured borrowings outstanding, respectively.
As of June 30, 2019 and December 31, 2018, Credit Fund Sub was in compliance with all covenants and other requirements of the Credit Fund Sub Facility.
2017-1 Notes
On December 19, 2017, Credit Fund completed the 2017-1 term Debt Securitization. The notes offered in the 2017-1 Debt Securitization (the “2017-1 Notes”) were issued by the 2017-1 Issuer, a wholly owned and consolidated subsidiary of Credit Fund, and are secured by a diversified portfolio of the 2017-1 Issuer consisting primarily of first and second lien senior secured loans. The 2017-1 Debt Securitization was executed through a private placement of the 2017-1 Notes, consisting of $231,700 of Aaa/AAA Class A-1 Notes, which bear interest at the three-month LIBOR plus 1.17%; $48,300 of Aa2/AA Class A-2 Notes, which bear interest at the three-month LIBOR plus 1.50%; $15,000 of A2/A Class B-1 Notes, which bear interest at the three-month LIBOR plus 2.25%; $9,000 of A2/A Class B-2 Notes which bear interest at 4.30%; $22,900 of Baa2/BBB Class C Notes which bear interest at the three-month LIBOR plus 3.20%; and $25,100 of Ba2/BB Class D Notes which bear interest at the three-month LIBOR plus 6.38%. The 2017-1 Notes are scheduled to mature on January 15, 2028. Credit Fund received 100% of the preferred interests issued by the 2017-1 Issuer (the “2017-1 Issuer Preferred Interests”) on the closing date of the 2017-1 Debt Securitization in exchange for Credit Fund’s contribution to the 2017-1 Issuer of the initial closing date loan portfolio. The 2017-1 Issuer Preferred Interests do not bear interest and had a nominal value of $47,900 at closing.
As of June 30, 2019 and December 31, 2018, the 2017-1 Issuer was in compliance with all covenants and other requirements of the indenture.
Credit Fund Warehouse Facility
MMCF Warehouse, LLC (the “Credit Fund Warehouse”) a Delaware limited liability company, was formed on November 26, 2018. On November 26, 2018, Credit Fund closed on the Credit Fund Warehouse Facility with lenders. The Credit Fund Warehouse Facility provided for secured borrowings during the applicable revolving period up to an amount equal to $150,000. The Credit Fund Warehouse Facility was secured by a first lien security interest in substantially all of the portfolio investments held by the Credit Fund Warehouse. The maturity date of the Credit Fund Warehouse Facility was November 26, 2019. Amounts borrowed under the Credit Fund Warehouse Facility bore interest at a rate of LIBOR plus 1.05%. Effective May 15, 2019, the Warehouse Facility changed its name from “MMCF Warehouse, LLC” to “MMCF CLO 2019-2, LLC” and secured borrowings outstanding were repaid in connection with the 2019-2 Debt Securitization.
During the three and six month periods ended June 30, 2019, there were secured borrowings of $21,671 and $34,544, respectively, and repayments of $135,589 and $135,589, respectively, under the Credit Fund Warehouse Facility.
2019-2 Notes
On May 21, 2019, Credit Fund completed the 2019-2 Debt Securitization. The notes offered in the 2019-2 Debt Securitization (the “2019-2 Notes”) were issued by the 2019-2 Issuer, a wholly owned and consolidated subsidiary of Credit Fund, and are secured by a diversified portfolio of the 2019-2 Issuer consisting primarily of first and second lien senior secured loans. The 2019-2 Debt Securitization was executed through a private placement of the 2019-2 Notes, consisting of $233,000 of Aaa/AAA Class A-1 Notes, which bear interest at the three-month LIBOR plus 1.50%; $48,000 of Aa2/AA Class A-2 Notes, which bear interest at the three-month LIBOR plus 2.40%; $23,000 of A2/A Class B Notes, which bear interest at the three-month LIBOR plus 3.45%; $27,000 of Baa2/BBB- Class C Notes which bear interest at the three-month LIBOR plus 4.55%; and $21,000 of Ba2/BB- Class D Notes which bear interest at the three-month LIBOR plus 8.03%. The 2017-1 Notes are scheduled to mature on April 15, 2029. Credit Fund received 100% of the preferred interests issued by the 2019-2 Issuer (the “2019-2 Issuer Preferred Interests”) on the closing date of the 2019-2 Debt Securitization in exchange for Credit Fund’s contribution to the 2019-2 Issuer of the initial closing date loan portfolio. The 2019-2 Issuer Preferred Interests do not bear interest and had a nominal value of $48,300 at closing.
As of June 30, 2019, the 2019-2 Issuer was in compliance with all covenants and other requirements of the indenture.

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
We closed on the Credit Facility on March 21, 2014, which was subsequently amended on January 8, 2015, May 25, 2016, March 22, 2017, September 25, 2018 and June 14, 2019. The maximum principal amount of the Credit Facility is $593,000, subject to availability under the Credit Facility, which is based on certain advance rates multiplied by the value of the Company’s portfolio investments (subject to certain concentration limitations) net of certain other indebtedness that the Company may incur in accordance with the terms of the Credit Facility. Proceeds of the Credit Facility may be used for general corporate purposes, including the funding of portfolio investments. Maximum capacity under the Credit Facility may be increased, subject to certain conditions, to $900,000 through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Credit Facility includes a $50,000 limit for swingline loans and a $20,000 limit for letters of credit. Subject to certain exceptions, the Credit Facility is secured by a first lien security interest in substantially all of the portfolio investments held by the Company. The Credit Facility includes customary covenants, including certain financial covenants related to asset coverage, shareholders’ equity and liquidity, certain limitations on the incurrence of additional indebtedness and liens, and other maintenance covenants, as well as usual and customary events of default for senior secured revolving credit facilities of this nature.
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
As of June 30, 2019 and December 31, 2018, we had $62,324 and $87,186, respectively, in cash and cash equivalents. The Facilities consisted of the following as of June 30, 2019 and December 31, 2018:

	June 30, 2019
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
SPV Credit Facility	$400,000	$246,897	$153,103	$16,388
Credit Facility	593,000	402,500	190,500	190,500
Total	$993,000	$649,397	$343,603	$206,888

	December 31, 2018
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
SPV Credit Facility	$400,000	$224,135	$175,865	$2,547
Credit Facility	413,000	290,500	122,500	122,500
Total	$813,000	$514,635	$298,365	$125,047

(1)	The unused portion is the amount upon which commitment fees are based.

(2)	Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.

The following were the carrying values (before debt issuance costs) and fair values of the Company’s 2015-1R Notes as of June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Aaa/AAA Class A-1-1-R Notes	$234,800	$232,846	$234,800	$229,632
Aaa/AAA Class A-1-2-R Notes	50,000	49,400	50,000	49,442
Aaa/AAA Class A-1-3-R Notes	25,000	25,283	25,000	24,990
AA Class A-2-R Notes	66,000	66,000	66,000	66,000
A Class B Notes	46,400	45,356	46,400	44,242
BBB- Class C Notes	27,000	25,650	27,000	24,809
Total	$449,200	$444,535	$449,200	$439,115

As of June 30, 2019 and December 31, 2018, we had a combined $1,098,597 and $963,835, respectively, of outstanding consolidated indebtedness under our Facilities and notes. Our annualized interest cost as of June 30, 2019 and December 31, 2018, was 4.69% and 4.55%, excluding fees (such as fees on undrawn amounts and amortization of upfront fees).
Equity Activity
Shares issued and outstanding as of June 30, 2019 and December 31, 2018 were 60,181,859 and 62,230,251, respectively.

The following table summarizes activity in the number of shares of our common stock outstanding during the six month periods ended June 30, 2019 and 2018:

	For the six month periods ended
	June 30, 2019	June 30, 2018
Shares outstanding, beginning of period	62,230,251	62,207,603
Reinvestment of dividends	—	361,056
Repurchase of common stock	(2,048,392)	—
Shares outstanding, end of period	60,181,859	62,568,659
Contractual Obligations
A summary of our significant contractual payment obligations was as follows as of June 30, 2019 and December 31, 2018:

	SPV Credit Facility and Credit Facility		2015-1R Notes
Payment Due by Period	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Less than 1 Year	$—	$—	$—	$—
1-3 Years	—	—	—	—
3-5 Years	649,397	514,635	—	—
More than 5 Years	—	—	449,200	449,200
Total	$649,397	$514,635	$449,200	$449,200
As of June 30, 2019 and December 31, 2018, $246,897 and $224,135, respectively, of secured borrowings were outstanding under the SPV Credit Facility, $402,500 and $290,500, respectively, were outstanding under the Credit Facility. As of June 30, 2019 and December 31, 2018, $449,200 and $449,200 of 2015-1R Notes, respectively, were outstanding. For the three month and six month periods ended June 30, 2019, we incurred $13,032 and $25,023, respectively, of interest expense and $296 and $599, respectively, of unused commitment fees. For the three month and six month periods ended June 30, 2018, we incurred $8,709 and $16,524, respectively, of interest expense and $294 and $582, respectively, of unused commitment fees.
OFF BALANCE SHEET ARRANGEMENTS
In the ordinary course of our business, we enter into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in these consolidated financial statements as of June 30, 2019 and December 31, 2018 in Part I, Item 1 of this Form 10-Q for any such exposure.
We have in the past and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments.
We had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Principal Amount as of
	June 30, 2019	December 31, 2018
Unfunded delayed draw commitments	$105,692	$97,261
Unfunded revolving term loan commitments	69,442	59,856
Total unfunded commitments	$175,134	$157,117
Pursuant to an undertaking by us in connection with the 2015-1 Debt Securitization, we agreed to hold on an ongoing basis the 2015-1 Issuer Preferred Interests with an aggregate dollar purchase price at least equal to 5% of the aggregate outstanding amount of all collateral obligations by the 2015-1 Issuer for so long as any securities of the 2015-1 Issuer remains outstanding. As of June 30, 2019 and December 31, 2018, we were in compliance with this undertaking.

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
The following table summarizes the Company's dividends declared during the two most recent fiscal years and the current fiscal year to date:

Date Declared	Record Date	Payment Date	Per Share Amount
2017
March 20, 2017	March 20, 2017	April 24, 2017	$0.41
June 20, 2017	June 30, 2017	July 18, 2017	$0.37
August 7, 2017	September 29, 2017	October 18, 2017	$0.37
November 7, 2017	December 29, 2017	January 17, 2018	$0.37
December 13, 2017	December 29, 2017	January 17, 2018	$0.12	(1)
Total			$1.64
2018
February 26, 2018	March 29, 2018	April 17, 2018	$0.37
May 2, 2018	June 29, 2018	July 17, 2018	$0.37
August 6, 2018	September 28, 2018	October 17, 2018	$0.37
November 5, 2018	December 28, 2018	January 17, 2019	$0.37
December 12, 2018	December 28, 2018	January 17, 2019	$0.20	(1)
Total			$1.68
2019
February 22, 2019	March 29, 2019	April 17, 2019	$0.37
May 6, 2019	June 28, 2019	July 17, 2019	$0.37
June 17, 2019	June 28, 2019	July 17, 2019	$0.08	(1)
Total			$0.82

(1)	Represents a special dividend.

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
As of June 30, 2019 and December 31, 2018, the Company had total senior securities of $1,098,597 and $963,835, respectively, consisting of secured borrowings under the Facilities and the Notes Payable, and had asset coverage ratios of 193.45% and 210.31%, respectively. For a discussion of the principal risk factors associated with these senior securities, see Part II, Item 1A of this Form 10‑Q.
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
Fair Value Measurements
The Company applies fair value accounting in accordance with the terms of Financial Accounting Standards Board ASC Topic 820, Fair Value Measurement (“ASC 820”). ASC 820 defines fair value as the amount that would be exchanged to sell an asset or transfer a liability in an orderly transfer between market participants at the measurement date. The Company values securities/instruments traded in active markets on the measurement date by multiplying the closing price of such traded securities/instruments by the quantity of shares or amount of the instrument held. The Company may also obtain quotes with respect to certain of its investments, such as its securities/instruments traded in active markets and its liquid securities/instruments that are not traded in active markets, from pricing services, brokers, or counterparties (i.e., “consensus pricing”). When doing so, the Company determines whether the quote obtained is sufficient according to U.S. GAAP to determine the fair value of the security. The Company may use the quote obtained or alternative pricing sources may be utilized including valuation techniques typically utilized for illiquid securities/instruments.
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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of June 30, 2019 and December 31, 2018.
U.S. GAAP establishes a hierarchical disclosure framework which ranks the level of observability of market price inputs used in measuring investments at fair value. The observability of inputs is impacted by a number of factors, including the type of investment and the characteristics specific to the investment and state of the marketplace, including the existence and transparency of transactions between market participants. Investments with readily available quoted prices or for which fair value can be measured from quoted prices in active markets generally have a higher degree of market price observability and a lesser degree of judgment applied in determining fair value.
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
Use of Estimates
The preparation of consolidated financial statements in Part I, Item 1 of this Form 10-Q in conformity with U.S. GAAP requires management to make assumptions and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management’s estimates are based on historical experiences and other factors, including expectations of future events that management believes to be reasonable under the circumstances. It also requires management to exercise judgment in the process of applying the Company’s accounting policies. Assumptions and estimates regarding the valuation of investments and their resulting impact on base management and incentive fees involve a higher degree of judgment and complexity and these assumptions and estimates may be significant to the consolidated financial statements in Part I, Item 1 of this Form 10-Q. Actual results could differ from these estimates and such differences could be material.
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
Other Income

Other income may include income such as consent, waiver, amendment, unused, underwriting, arranger and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive fees for guaranteeing the outstanding debt of a portfolio company. Such fees are amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in other assets in the Consolidated Statements of Assets and Liabilities included in Part I, Item 1 of this Form 10-Q.
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
Interest Rate Risk
As of June 30, 2019, on a fair value basis, approximately 1% of our debt investments bear interest at a fixed rate and approximately 99% of our debt investments bear interest at a floating rate, which primarily are subject to interest rate floors. Interest rates on the investments held within our portfolio of investments are typically based on floating LIBOR, with many of these investments also having a LIBOR floor. Additionally, our Facilities are also subject to floating interest rates and are currently paid based on floating LIBOR rates.
Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our income in the future.
The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. These hypothetical interest income calculations are based on a model of the settled debt investments in our portfolio, excluding our investment in Credit Fund, held as of June 30, 2019 and December 31, 2018, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. Interest expense is calculated based on outstanding secured borrowings and notes payable as of June 30, 2019 and December 31, 2018 and based on the terms of our Facilities and notes payable. Interest expense on our Facilities and notes payable is calculated using the stated interest rate as of June 30, 2019 and December 31, 2018, adjusted for the hypothetical changes in rates, as shown below. We intend to continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may impact significantly our net interest income.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.
Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2019 and December 31, 2018, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled debt investments (considering interest rate floors for variable rate instruments), excluding our investment in Credit Fund, and outstanding secured borrowings and notes payable assuming no changes in our investment and borrowing structure:

	As of June 30, 2019			As of December 31, 2018
Basis Point Change	Interest Income	Interest Expense	Net Investment Income	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$55,720	$(32,208)	$23,512	$52,554	$(28,165)	$24,389
Up 200 basis points	$37,146	$(21,472)	$15,674	$35,036	$(18,777)	$16,259
Up 100 basis points	$18,573	$(10,736)	$7,837	$17,518	$(9,388)	$8,130
Down 100 basis points	$(18,427)	$10,736	$(7,691)	$(17,477)	$9,388	$(8,089)
Down 200 basis points	$(26,874)	$21,472	$(5,402)	$(28,103)	$18,777	$(9,326)
Down 300 basis points	$(27,802)	$26,953	$(849)	$(28,741)	$22,953	$(5,788)

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
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting during the three month period ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information regarding purchases of our common stock made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the three months ended June 30, 2019 for the periods indicated.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)(2)	Maximum (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2019 through April 30, 2019	549,217	$14.83	549,217	$72,697
May 1, 2019 through May 31, 2019	217,343	15.03	217,343	69,430
June 1, 2019 through June 30, 2019	268,184	15.11	268,184	65,379
Total	1,034,744		1,034,744

(1)	On trade date basis.

(2)
Shares purchased by the Company pursuant to the Company Stock Repurchase Program, which was entered into on November 5, 2018. Pursuant to the program, the Company is authorized to repurchase up to $100 million in the aggregate of its outstanding common stock in the open market and/or through privately negotiated transactions at prices not to exceed the Company’s net asset value per share as reported in its most recent financial statements, in accordance with the guidelines specified in Rule 10b-18 of the Exchange Act. The timing, manner, price and amount of any repurchases will be determined by the Company, in its discretion, based upon the evaluation of economic and market conditions, stock price, available cash, applicable legal and regulatory requirements and other factors, and may include purchases pursuant to Rule 10b5-1 of the Exchange Act. The program is expected to be in effect until the earlier of November 5, 2019 and the date the approved dollar amount has been used to repurchase shares. The program does not require the Company to repurchase any specific number of shares and there can be no assurance as to the amount of shares repurchased under the program. The program may be suspended, extended, modified or discontinued by the Company at any time, subject to applicable law. Pursuant to the authorization described above, the Company adopted a Rule 10b5-1 plan (the “Company 10b5-1 Plan” ). The Company 10b5-1 Plan provides that purchases will be conducted on the open market in accordance with Rule 10b5-1 and 10b-18 under the Exchange Act and will otherwise be subject to applicable law, which may prohibit purchases under certain circumstances. The amount of purchases made under the Company 10b5-1 Plan or otherwise and how much will be purchased at any time is uncertain, dependent on prevailing market prices and trading volumes, all of which we cannot predict.

Item 3. Defaults Upon Senior Securities.
Not applicable.

Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not applicable.
Item 6. Exhibits.

10.1
Omnibus Amendment No. 5, dated as of June 14, 2019, among TCG BDC, Inc., as borrower, the Lenders party thereto, HSBC Bank USA, N.A., as existing administrative agent and existing collateral agent, and JPMorgan Chase Bank, N.A., as successor administrative agent and successor collateral agent.*

10.2
Senior Secured Revolving Credit Agreement, dated as of March 21, 2014 and Conformed through Amendment No. 5 dated as of June 14, 2019, among TCG BDC, Inc., as borrower, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent.*

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

TCG BDC, INC.

Dated: August 6, 2019	By	/s/ Thomas M. Hennigan
Thomas M. Hennigan Chief Financial Officer (principal financial officer)