Form 10-Q
period 2019-09-30
TCG BDC, INC.
filed 2019-11-05
CIK 1544206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common stock, $0.01 par value	CGBD	The Nasdaq Global Select Market
The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding at November 5, 2019 was 59,013,476.

TCG BDC, INC.

TCG BDC, INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollar amounts in thousands, except per share data)

	September 30, 2019	December 31, 2018
ASSETS	(unaudited)
Investments, at fair value
Investments—non-controlled/non-affiliated, at fair value (amortized cost of $1,986,926 and $1,799,751, respectively)	$1,893,216	$1,731,319
Investments—non-controlled/affiliated, at fair value (amortized cost of $0 and $13,839, respectively)	6,607	18,543
Investments—controlled/affiliated, at fair value (amortized cost of $241,705 and $230,001, respectively)	226,865	222,295
Total investments, at fair value (amortized cost of $2,228,631 and $2,043,591, respectively)	2,126,688	1,972,157
Cash and cash equivalents	70,281	87,186
Receivable for investment sold	5,725	8,060
Deferred financing costs	4,687	3,950
Interest receivable from non-controlled/non-affiliated investments	11,561	5,853
Interest receivable from non-controlled/affiliated investments	—	3
Interest and dividend receivable from controlled/affiliated investments	6,951	7,405
Prepaid expenses and other assets	97	129
Total assets	$2,225,990	$2,084,743
LIABILITIES
Secured borrowings (Note 6)	$756,511	$514,635
Notes payable, net of unamortized debt issuance costs of $2,972 and $3,157, respectively (Note 7)	446,228	446,043
Payable for investments purchased	11	1,870
Due to Investment Adviser	142	236
Interest and credit facility fees payable (Notes 6 and 7)	7,680	7,500
Dividend payable (Note 9)	21,825	35,497
Base management and incentive fees payable (Note 4)	13,726	13,834
Administrative service fees payable (Note 4)	66	94
Other accrued expenses and liabilities	1,200	1,816
Total liabilities	1,247,389	1,021,525
Commitments and contingencies (Notes 8 and 11)
NET ASSETS
Common stock, $0.01 par value; 200,000,000 shares authorized; 59,013,476 shares and 62,230,251 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	590	622
Paid-in capital in excess of par value	1,126,845	1,174,334
Offering costs	(1,633)	(1,633)
Total distributable earnings (loss)	(147,201)	(110,105)
Total net assets	$978,601	$1,063,218
NET ASSETS PER SHARE	$16.58	$17.09
The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollar amounts in thousands, except per share data)
(unaudited)

	For the three month periods ended		For the nine month periods ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$47,118	$41,736	$139,584	$122,722
Other income	1,756	1,925	6,050	6,410
Total investment income from non-controlled/non-affiliated investments	48,874	43,661	145,634	129,132
From non-controlled/affiliated investments:
Interest income	446	418	1,209	1,303
Total investment income from non-controlled/affiliated investments	446	418	1,209	1,303
From controlled/affiliated investments:
Interest income	2,459	3,401	9,240	9,230
Dividend income	4,000	3,800	11,750	11,550
Total investment income from controlled/affiliated investments	6,459	7,201	20,990	20,780
Total investment income	55,779	51,280	167,833	151,215
Expenses:
Base management fees (Note 4)	8,016	7,543	23,614	22,031
Incentive fees (Note 4)	5,710	5,449	17,489	16,763
Professional fees	534	869	1,879	2,590
Administrative service fees (Note 4)	61	179	442	550
Interest expense (Notes 6 and 7)	13,538	10,372	38,561	26,896
Credit facility fees (Note 6)	545	583	1,784	1,689
Directors’ fees and expenses	88	92	269	283
Other general and administrative	483	478	1,338	1,318
Total expenses	28,975	25,565	85,376	72,120
Net investment income (loss) before taxes	26,804	25,715	82,457	79,095
Excise tax expense	49	30	169	70
Net investment income (loss)	26,755	25,685	82,288	79,025
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments:
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	(10,909)	(4,633)	(8,600)	(2,987)
Controlled/affiliated investments	—	—	(9,091)	—
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliated investments	(22,343)	(14,795)	(34,074)	(36,121)
Non-controlled/affiliated investments	(48)	(76)	1,903	1,220
Controlled/affiliated investments	(2,850)	(101)	1,662	(862)
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	406	—	406	—
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	(35,744)	(19,605)	(47,794)	(38,750)
Net increase (decrease) in net assets resulting from operations	$(8,989)	$6,080	$34,494	$40,275
Basic and diluted earnings per common share (Note 9)	$(0.15)	$0.10	$0.57	$0.64
Weighted-average shares of common stock outstanding—Basic and Diluted (Note 9)	59,587,941	62,568,651	60,644,479	62,546,168
The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollar amounts in thousands)
(unaudited)

	For the nine month periods ended
	September 30, 2019	September 30, 2018
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$82,288	$79,025
Net realized gain (loss) on investments	(17,691)	(2,987)
Net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	(30,103)	(35,763)
Net increase (decrease) in net assets resulting from operations	34,494	40,275
Capital transactions:
Common stock issued, net of offering and underwriting costs	—	(15)
Reinvestment of dividends	—	6,629
Repurchase of common stock	(47,521)	—
Dividends declared (Note 12)	(71,590)	(69,451)
Net increase (decrease) in net assets resulting from capital share transactions	(119,111)	(62,837)
Net increase (decrease) in net assets	(84,617)	(22,562)
Net assets at beginning of period	1,063,218	1,127,304
Net assets at end of period	$978,601	$1,104,742

The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollar amounts in thousands)
(unaudited)

	For the nine month periods ended
	September 30, 2019	September 30, 2018
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$34,494	$40,275
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	931	1,601
Net accretion of discount on investments	(9,012)	(8,636)
Paid-in-kind interest	(6,841)	(3,049)
Net realized (gain) loss on investments	17,691	2,987
Net change in unrealized (appreciation) depreciation on investments	30,509	35,763
Net change in unrealized currency (gains) losses on non-investment assets and liabilities	(406)	—
Cost of investments purchased and change in payable for investments purchased	(707,910)	(632,498)
Proceeds from sales and repayments of investments and change in receivable for investments sold	521,508	551,819
Changes in operating assets:
Interest receivable	(5,705)	263
Dividend receivable	454	(960)
Prepaid expenses and other assets	32	(244)
Changes in operating liabilities:
Due to Investment Adviser	(94)	62
Interest and credit facility fees payable	180	(875)
Base management and incentive fees payable	(108)	(106)
Administrative service fees payable	(28)	21
Other accrued expenses and liabilities	(616)	(314)
Net cash provided by (used in) operating activities	(124,921)	(13,891)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering and underwriting costs	—	(15)
Repurchase of common stock	(47,521)	—
Borrowings on SPV Credit Facility and Credit Facility	590,179	681,650
Repayments of SPV Credit Facility and Credit Facility	(347,897)	(690,244)
Proceeds from issuance of 2015-1R Notes	—	449,200
Redemption of 2015-1 Notes	—	(273,000)
Debt issuance costs paid	(1,483)	(2,675)
Dividends paid in cash	(85,262)	(70,153)
Net cash provided by (used in) financing activities	108,016	94,763
Net increase (decrease) in cash and cash equivalents	(16,905)	80,872
Cash and cash equivalents, beginning of period	87,186	32,039
Cash and cash equivalents, end of period	$70,281	$112,911
Supplemental disclosures:
Debt issuance costs payable	$—	$771
Interest paid during the period	$38,244	$26,969
Taxes, including excise tax, paid during the period	$169	$105
Dividends declared during the period	$71,590	$69,451
Reinvestment of dividends	$—	$6,629

The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2019
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets

First Lien Debt (77.08%)
Aero Operating, LLC (Dejana Industries, Inc.)	^+*	(2) (3) (13)	Business Services	L + 7.25%	9.29%	1/5/2018	12/29/2022	$3,307	$3,274	$3,282	0.33%
Alpha Packaging Holdings, Inc.	+*	(2) (3)	Containers, Packaging & Glass	L + 4.25%	6.35%	6/26/2015	5/12/2020	2,844	2,839	2,838	0.29
Alpine SG, LLC	^*	(2) (3)	High Tech Industries	L + 5.50%	7.76%	2/2/2018	11/16/2022	15,301	15,158	15,345	1.57
American Physician Partners, LLC	^+*	(2) (3) (13)	Healthcare & Pharmaceuticals	L + 6.50%	8.60%	1/7/2019	12/21/2021	38,401	37,938	38,509	3.94
AMS Group HoldCo, LLC	^+*	(2) (3) (13)	Transportation: Cargo	L + 6.00%	8.07%	9/29/2017	9/29/2023	30,853	30,340	30,472	3.11
Analogic Corporation	^+*	(2) (3) (13)	Healthcare & Pharmaceuticals	L + 6.00%	8.04%	6/22/2018	6/22/2024	35,320	34,692	34,737	3.55
Anchor Hocking, LLC	^	(2) (3)	Durable Consumer Goods	L + 8.25%	10.50%	1/25/2019	1/25/2024	10,996	10,663	10,639	1.09
Apptio, Inc.	^	(2) (3) (13)	Software	L + 7.25%	9.56%	1/10/2019	1/10/2025	35,541	34,803	34,972	3.57
Avenu Holdings, LLC	+*	(2) (3)	Sovereign & Public Finance	L + 5.25%	7.35%	9/28/2018	9/28/2024	38,763	38,141	37,441	3.83
Barnes & Noble, Inc.	^	(2) (3) (11)	Retail	L + 5.50%	7.68%	8/7/2019	8/7/2024	17,860	17,403	17,414	1.78
BMS Holdings III Corp.	^	(2) (3) (13)	Construction & Building	L + 5.25%	7.35%	9/30/2019	9/30/2026	11,667	11,277	11,292	2.31
Brooks Equipment Company, LLC	+*	(2) (3)	Construction & Building	L + 5.00%	7.12%	6/26/2015	8/29/2020	2,502	2,494	2,500	0.25
Capstone Logistics Acquisition, Inc.	+*	(2) (3)	Transportation: Cargo	L + 4.50%	6.54%	6/26/2015	10/7/2021	7,976	7,929	7,927	0.81
Captive Resources Midco, LLC	^*	(2) (3) (13)	Banking, Finance, Insurance & Real Estate	L + 6.00%	8.20%	6/30/2015	5/31/2025	29,009	28,843	28,736	2.94
Central Security Group, Inc.	+*	(2) (3)	Consumer Services	L + 5.63%	7.67%	6/26/2015	10/6/2021	23,301	23,152	22,975	2.35
Chartis Holding, LLC	^	(2) (3) (13)	Business Services	L + 5.00%	7.03%	5/1/2019	4/1/2025	15,966	15,541	16,060	1.64
Chemical Computing Group ULC (Canada)	^*	(2) (3) (7) (13)	Software	L + 5.25%	7.29%	8/30/2018	8/30/2023	15,676	15,534	15,556	1.59
CircusTrix Holdings, LLC	^+*	(2) (3) (13)	Hotel, Gaming & Leisure	L + 5.50%	7.54%	2/2/2018	12/16/2021	9,421	9,352	9,288	0.95
Comar Holding Company, LLC	^*	(2) (3) (13)	Containers, Packaging & Glass	L + 5.25%	7.30%	6/18/2018	6/18/2024	27,409	26,817	27,115	2.77
Continuum Managed Services Holdco, LLC	^+*	(2) (3) (13)	High Tech Industries	L + 6.00%	8.05%	6/20/2017	6/8/2023	28,028	27,451	27,988	2.86
Cority Software Inc. (Canada)	^*	(2) (3) (7) (13)	Software	L + 5.50%	7.82%	7/2/2019	7/2/2026	27,000	26,383	26,400	2.70
Dent Wizard International Corporation	+	(2) (3)	Automotive	L + 4.00%	6.05%	4/28/2015	4/7/2022	879	878	876	0.09
Derm Growth Partners III, LLC (Dermatology Associates)	^	(2) (3)	Healthcare & Pharmaceuticals	L + 7.25% (100% PIK)	9.35%	5/31/2016	5/31/2022	56,324	55,943	38,917	3.98

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2019
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets

First Lien Debt (77.08%) (continued)
DermaRite Industries, LLC	^*	(2) (3) (13)	Healthcare & Pharmaceuticals	L + 7.00%	9.02%	3/3/2017	3/3/2022	$22,800	$22,587	$22,137	2.26%
Digicel Limited	^+*		Telecommunications	6.00%	6.00%	7/23/2019	4/15/2021	250	194	176	0.02
Dimensional Dental Management, LLC	^	(2) (3) (13)	Healthcare & Pharmaceuticals	L + 6.75%	10.00%	7/22/2019	7/22/2020	—	(25)	—	—
Dimensional Dental Management, LLC	^	(2) (3) (9) (11)	Healthcare & Pharmaceuticals	L + 6.75%	8.84%	2/12/2016	2/12/2021	33,674	33,300	1,000	0.10
Direct Travel, Inc.	^+*	(2) (3) (13)	Hotel, Gaming & Leisure	L + 6.50%	8.65%	10/14/2016	12/1/2021	35,546	35,174	35,454	3.62
DTI Holdco, Inc.	*	(2) (3)	High Tech Industries	L + 4.75%	7.01%	12/18/2018	9/30/2023	1,980	1,868	1,806	0.18
EIP Merger Sub, LLC (Evolve IP)	^+*	(2) (3) (11)	Telecommunications	L + 5.75%	7.79%	6/7/2016	6/7/2022	41,370	40,667	41,089	4.20
Emergency Communications Network, LLC	^+*	(2) (3)	Telecommunications	L + 6.25%	8.29%	6/1/2017	6/1/2023	24,438	24,256	22,866	2.34
Ensono, LP	*	(2) (3)	Telecommunications	L + 5.25%	7.29%	4/30/2018	6/27/2025	8,558	8,547	8,484	0.87
Ethos Veterinary Health LLC	^+	(2) (3) (13)	Consumer Services	L + 4.75%	7.04%	5/17/2019	5/17/2026	10,888	10,744	10,903	1.11
Frontline Technologies Holdings, LLC	^	(2) (3)	Software	L + 6.50%	8.60%	9/18/2017	9/18/2023	48,351	47,978	48,235	4.93
FWR Holding Corporation	^+*	(2) (3) (13)	Beverage, Food & Tobacco	L + 5.50%	7.55%	8/21/2017	8/21/2023	46,078	45,296	46,023	4.70
Green Energy Partners/Stonewall, LLC	+*	(2) (3)	Energy: Electricity	L + 5.50%	7.60%	6/26/2015	11/10/2021	19,600	19,377	19,098	1.95
GRO Sub Holdco, LLC (Grand Rapids)	^+*	(2) (3) (13)	Healthcare & Pharmaceuticals	L + 6.00%	8.10%	2/28/2018	2/22/2023	6,606	6,509	6,118	0.63
Hummel Station, LLC	+*	(2) (3)	Energy: Electricity	L + 6.00%	8.04%	2/3/2016	10/27/2022	14,678	14,149	12,728	1.30
Hydrofarm, LLC	^	(2) (3)	Wholesale	L+10.00% (30% cash/70% PIK)	12.15%	5/15/2017	5/12/2022	21,038	20,698	12,674	1.30
iCIMS, Inc.	^	(2) (3) (13)	Software	L + 6.50%	8.56%	9/12/2018	9/12/2024	23,930	23,459	23,655	2.42
Innovative Business Services, LLC	^*	(2) (3) (13)	High Tech Industries	L + 5.50%	7.80%	4/5/2018	4/5/2023	16,183	15,785	15,897	1.62
Kaseya Luxembourg Holdings S.C.A. (Luxembourg)	^	(2) (3) (7) (13)	High Tech Industries	L + 5.50%, 1.00% PIK	8.60%	5/3/2019	5/5/2025	19,088	18,649	18,803	1.92
K2 Insurance Services, LLC	^	(2) (3) (13)	Banking, Finance, Insurance & Real Estate	L + 5.00%	7.19%	7/3/2019	7/1/2024	22,082	21,487	22,177	2.26
Legacy.com, Inc.	^	(2)(3)(11)	High Tech Industries	L + 6.00%, 1.00% PIK	9.10%	3/20/2017	3/20/2023	17,000	16,714	15,435	1.58
Liqui-Box Holdings, Inc.	^	(2) (3) (13)	Containers, Packaging & Glass	L + 4.50%	6.59%	6/3/2019	6/3/2024	—	(26)	(46)	—
Mailgun Technologies, Inc.	^*	(2) (3) (13)	High Tech Industries	L + 6.00%	8.11%	3/26/2019	3/26/2025	11,468	11,206	11,212	1.15
Metrogistics, LLC	+*	(2) (3)	Transportation: Cargo	L + 6.25%	8.35%	12/13/2016	9/30/2022	17,076	16,921	17,047	1.74

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2019
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets

First Lien Debt (77.08%) (continued)
National Carwash Solutions, Inc.	^+	(2) (3) (13)	Automotive	L + 6.00%	8.10%	8/7/2018	4/28/2023	$8,431	$8,260	$8,225	0.84%
National Technical Systems, Inc.	^+*	(2) (3) (13)	Aerospace & Defense	L + 6.25%	8.35%	6/26/2015	6/12/2021	28,023	27,810	28,005	2.86
NES Global Talent Finance US, LLC (United Kingdom)	+*	(2) (3) (7)	Energy: Oil & Gas	L + 5.50%	7.76%	5/9/2018	5/11/2023	9,916	9,766	9,747	1.00
Nexus Technologies, LLC	*	(2) (3)	High Tech Industries	L + 5.50%	7.60%	12/11/2018	12/5/2023	6,187	6,124	5,965	0.61
NMI AcquisitionCo, Inc.	^+*	(2) (3) (13)	High Tech Industries	L + 6.00%	8.04%	9/6/2017	9/6/2022	50,272	49,559	49,953	5.10
North American Dental Management, LLC	^	(2) (3)	Healthcare & Pharmaceuticals	P + 4.25%	9.25%	10/26/2018	7/7/2022	5,037	4,950	5,037	0.51
Northland Telecommunications Corporation	^*	(2) (3) (13)	Media: Broadcast & Subscription	L + 5.75%	7.79%	10/1/2018	10/1/2025	29,996	29,516	29,520	3.01
Paramit Corporation	+	(2) (3)	Capital Equipment	L + 4.50%	6.57%	5/3/2019	5/3/2025	7,163	7,087	7,169	0.73
PF Growth Partners, LLC	^	(2) (3) (13)	Hotel, Gaming & Leisure	L + 5.00%	7.08%	7/1/2019	7/11/2025	7,055	6,967	7,010	0.72
Plano Molding Company, LLC	^	(2) (3)	Hotel, Gaming & Leisure	L + 7.00%	9.04%	5/1/2015	5/12/2021	14,790	14,644	13,916	1.42
PPC Flexible Packaging, LLC	^+*	(2) (3) (13)	Containers, Packaging & Glass	L + 5.25%	7.29%	11/23/2018	11/23/2024	13,626	13,409	13,392	1.37
PPT Management Holdings, LLC	^	(2) (3)	Healthcare & Pharmaceuticals	L + 6.00%, 0.75% PIK	8.84%	12/15/2016	12/16/2022	27,753	27,591	23,199	2.37
Pretium Packaging, LLC	^+*	(2) (3)	Containers, Packaging & Glass	L + 5.00%	7.12%	8/15/2019	11/14/2023	7,719	7,635	7,662	0.78
PricewaterhouseCoopers Public Sector LLP	^	(2) (3) (13)	Aerospace & Defense	L + 3.25%	5.34%	5/1/2018	5/1/2023	—	(113)	(79)	(0.01)
Prime Risk Partners, Inc.	^	(2) (3) (11)	Banking, Finance, Insurance & Real Estate	L + 5.00%	7.04%	8/15/2017	8/13/2023	27,720	27,273	27,576	2.82
Prime Risk Partners, Inc.	^	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 5.00%	7.04%	8/15/2017	8/13/2023	2,171	2,137	2,160	0.22
Product Quest Manufacturing, LLC	^	(2) (3) (9) (13)	Containers, Packaging & Glass	L + 6.75%	10.00%	9/21/2017	3/31/2020	840	840	840	0.09
Product Quest Manufacturing, LLC	^	(2) (3) (9) (11)	Containers, Packaging & Glass	L + 5.75%	7.75%	9/9/2015	9/9/2020	33,000	32,270	—	—
Propel Insurance Agency, LLC	^	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.50%	6.60%	6/1/2018	6/1/2024	2,369	2,350	2,362	0.24
PSI Services, LLC	^	(2) (3)	Business Services	L + 5.00%	7.08%	9/19/2018	1/20/2023	4,505	4,449	4,505	0.46
QW Holding Corporation (Quala)	^+*	(2) (3) (13)	Environmental Industries	L + 5.75%	7.77%	8/31/2016	8/31/2022	39,229	38,622	39,012	3.99
Redwood Services Group, LLC	^*	(2) (3)	High Tech Industries	L + 6.00%	8.12%	11/13/2018	6/6/2023	7,708	7,638	7,613	0.78

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2019
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets

First Lien Debt (77.08%) (continued)
Riveron Acquisition Holdings, Inc.	+	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 6.25%	8.35%	5/22/2019	5/22/2025	$15,661	$15,342	$15,667	1.60%
Sapphire Convention, Inc. (Smart City)	^+*	(2) (3) (13)	Telecommunications	L + 5.25%	7.27%	11/20/2018	11/20/2025	28,649	28,022	28,414	2.90
Smile Doctors, LLC	^+*	(2) (3) (13)	Healthcare & Pharmaceuticals	L + 6.00%	8.09%	10/6/2017	10/6/2022	20,758	20,632	20,474	2.09
Sovos Brands Intermediate, Inc.	^	(2) (3)	Beverage, Food & Tobacco	L + 5.00%	7.20%	11/16/2018	11/20/2025	19,949	19,733	19,782	2.02
SPay, Inc.	^+*	(2) (3) (13)	Hotel, Gaming & Leisure	L + 5.75%	7.82%	6/15/2018	6/15/2024	20,511	20,137	18,532	1.89
Superior Health Linens, LLC	^+*	(2) (3) (13)	Business Services	L + 7.50%, 0.50% PIK	10.10%	9/30/2016	9/30/2021	21,882	21,695	19,500	1.99
Surgical Information Systems, LLC	^+*	(2) (3) (11)	High Tech Industries	L + 4.85%	6.89%	4/24/2017	4/24/2023	26,168	25,962	25,984	2.66
T2 Systems Canada, Inc.	+	(2) (3)	Transportation: Consumer	L + 6.75%	8.92%	5/24/2017	9/28/2022	3,938	3,877	3,926	0.40
T2 Systems, Inc.	^+*	(2) (3) (13)	Transportation: Consumer	L + 6.75%	8.92%	9/28/2016	9/28/2022	32,532	32,020	32,424	3.31
Tank Holding Corp.	^	(2) (3) (13)	Capital Equipment	L + 4.00%	6.05%	3/26/2019	3/26/2024	7	7	7	—
The Hilb Group, LLC	^	(2)(3)(11)(13)	Banking, Finance, Insurance & Real Estate	L + 6.00%	8.24%	6/24/2015	6/24/2021	66,939	66,187	66,133	6.76
The Leaders Romans Bidco Limited (United Kingdom)	^	(2) (3) (7) (13)	Banking, Finance, Insurance & Real Estate	L + 6.75%, 3.50% PIK	11.01%	7/23/2019	6/30/2024	£19,765	23,905	23,489	2.40
Transform SR Holdings, LLC	^	(2) (3)	Retail	L + 7.25%	9.30%	2/11/2019	2/11/2024	19,050	18,853	18,861	1.93
Trump Card, LLC	^+*	(2) (3) (13)	Transportation: Cargo	L + 5.50%	7.60%	6/26/2018	4/21/2022	7,651	7,602	7,599	0.78
TSB Purchaser, Inc. (Teaching Strategies, LLC)	^+*	(2) (3) (13)	Media: Advertising, Printing & Publishing	L + 6.00%	8.10%	5/14/2018	5/14/2024	28,365	27,732	28,175	2.88
Tweddle Group, Inc.	^	(2) (3)	Media: Advertising, Printing & Publishing	L + 4.50%	6.55%	9/17/2018	9/17/2023	2,080	2,052	2,033	0.21
U.S. Acute Care Solutions, LLC	+	(2) (3)	Healthcare & Pharmaceuticals	L + 5.00%, 1.00% PIK	8.20%	2/21/2019	5/17/2021	4,277	4,227	4,145	0.42
USLS Acquisition, Inc.	^*	(2) (3) (13)	Business Services	L + 5.75%	7.85%	11/30/2018	11/30/2024	22,193	21,750	21,779	2.23
Unifrutti Financing PLC (Cyprus)	^	(2) (3) (7)	Beverage, Food & Tobacco	7.50%, 1.00% PIK	8.50%	9/15/2019	9/15/2026	€4,530	4,733	4,691	0.48
VRC Companies, LLC	^+*	(2) (3) (13)	Business Services	L + 6.50%	8.57%	3/31/2017	3/31/2023	57,257	56,658	56,935	5.82
Watchfire Enterprises, Inc.	^	(2) (3)	Media: Advertising, Printing & Publishing	L + 4.25%	6.35%	6/9/2017	10/2/2020	1,196	1,193	1,196	0.12
Westfall Technik, Inc.	^	(2) (3) (13)	Chemicals, Plastics & Rubber	L + 5.75%	7.85%	9/13/2018	9/13/2024	27,153	26,551	25,934	2.65
WP CPP Holdings, LLC (CPP)	^	(2) (3) (13)	Aerospace & Defense	L + 3.75%	5.84%	7/18/2019	4/30/2025	—	(230)	(163)	(0.02)
Zemax Software Holdings, LLC	^*	(2) (3) (13)	Software	L + 5.75%	7.85%	6/25/2018	6/25/2024	10,171	10,019	10,100	1.03
Zenith Merger Sub, Inc.	^+*	(2) (3) (13)	Business Services	L + 5.25%	7.35%	12/13/2017	12/13/2023	16,781	16,540	16,636	1.70
First Lien Debt Total									$1,736,342	$1,639,292	168.66%

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2019
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	% of Net Assets

Second Lien Debt (10.91%)
Access CIG, LLC	*	(2) (3)	Business Services	L + 7.75%	10.07%	2/14/2018	2/27/2026	$2,700	$2,683	$2,687	0.27%
Aimbridge Acquisition Co., Inc.	^*	(2) (3)	Hotel, Gaming & Leisure	L + 7.50%	9.60%	2/1/2019	2/1/2027	7,727	7,607	7,542	0.77
AQA Acquisition Holding, Inc.	^	(2) (3)	High Tech Industries	L + 8.00%	10.32%	10/1/2018	5/24/2024	40,000	39,604	39,716	4.06
Brave Parent Holdings, Inc.	^*	(2) (3)	Software	L + 7.50%	9.76%	10/3/2018	4/19/2026	19,062	18,624	18,107	1.85
Jazz Acquisition, Inc.	^	(2) (3)	Aerospace & Defense	L + 8.00%	10.10%	6/13/2019	6/18/2027	23,450	23,079	23,071	2.36
Outcomes Group Holdings, Inc.	^*	(2) (3)	Business Services	L + 7.50%	9.62%	10/23/2018	10/26/2026	4,500	4,484	4,496	0.46
Pharmalogic Holdings Corp.	^	(2) (3)	Healthcare & Pharmaceuticals	L + 8.00%	10.04%	6/7/2018	12/11/2023	800	796	800	0.08
Quartz Holding Company (QuickBase, Inc.)	^	(2) (3)	Software	L + 8.00%	10.07%	4/2/2019	4/2/2027	11,900	11,657	11,812	1.21
Reladyne, Inc.	^+*	(2) (3) (13)	Wholesale	L + 9.50%	11.60%	4/19/2018	1/21/2023	12,242	12,053	12,259	1.25
Santa Cruz Holdco, Inc.	^	(2) (3)	Non-durable Consumer Goods	L + 8.25%	10.57%	12/15/2017	12/13/2024	17,138	16,976	17,064	1.74
Tank Holding Corp.	^	(2) (3)	Capital Equipment	L + 8.25%	10.34%	3/26/2019	3/26/2027	37,380	36,695	36,977	3.78
Ultimate Baked Goods MIDCO, LLC (Rise Baking)	^	(2) (3)	Beverage, Food & Tobacco	L + 8.00%	10.04%	8/9/2018	8/9/2026	8,333	8,172	8,224	0.84
Watchfire Enterprises, Inc.	^	(2) (3)	Media: Advertising, Printing & Publishing	L + 8.00%	10.10%	10/2/2013	10/2/2021	7,000	6,952	7,000	0.72
WP CPP Holdings, LLC (CPP)	^	(2) (3)	Aerospace & Defense	L + 7.75%	10.01%	7/18/2019	4/30/2026	39,500	39,065	39,239	4.01
Zywave, Inc.	^	(2) (3)	High Tech Industries	L + 9.00%	11.28%	11/18/2016	11/17/2023	3,141	3,105	3,141	0.32
Second Lien Debt Total									$231,552	$232,135	23.72%

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2019
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Type	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (1.02%)
ANLG Holdings, LLC	^	(6)	Healthcare & Pharmaceuticals	Common stock	6/22/2018	879,689	$880	$974	0.10%
Avenu Holdings, LLC	^	(6)	Sovereign & Public Finance	Common stock	9/28/2018	172,413	172	149	0.02
Chartis Holding, LLC	^	(6)	Business Services	Common stock	5/1/2019	432,900	433	500	0.05
CIP Revolution Holdings, LLC	^	(6)	Media: Advertising, Printing & Publishing	Common stock	8/19/2016	31,825	318	449	0.05
Cority Software Inc. (Canada)	^	(6)	Software	Common stock	7/2/2019	250,000	250	315	0.03
DecoPac, Inc.	^	(6)	Non-durable Consumer Goods	Common stock	9/29/2017	1,500,000	1,500	2,015	0.21
Derm Growth Partners III, LLC (Dermatology Associates)	^	(6)	Healthcare & Pharmaceuticals	Common stock	5/31/2016	1,000,000	1,000	—	—
GRO Sub Holdco, LLC (Grand Rapids)	^	(6)	Healthcare & Pharmaceuticals	Common stock	3/29/2018	500,000	500	132	0.01
K2 Insurance Services, LLC	^	(6)	Banking, Finance, Insurance & Real Estate	Common stock	7/3/2019	432,900	433	433	0.04
Legacy.com, Inc.	^	(6)	High Tech Industries	Common stock	3/20/2017	1,500,000	1,500	532	0.05
Mailgun Technologies, Inc.	^	(6)	High Tech Industries	Common stock	3/26/2019	423,729	424	640	0.07
North Haven Goldfinch Topco, LLC	^	(6)	Containers, Packaging & Glass	Common stock	6/18/2018	2,314,815	2,315	2,461	0.25
Paramit Corporation	^	(6)	Capital Equipment	Common stock	6/17/2019	150,367	500	501	0.05
PPC Flexible Packaging, LLC	^	(6)	Containers, Packaging & Glass	Common stock	2/1/2019	964,854	965	1,183	0.12
Rough Country, LLC	^	(6)	Durable Consumer Goods	Common stock	5/25/2017	754,775	755	1,230	0.13
SiteLock Group Holdings, LLC	^	(6)	High Tech Industries	Common stock	4/5/2018	446,429	446	561	0.06
T2 Systems Parent Corporation	^	(6)	Transportation: Consumer	Common stock	9/28/2016	555,556	556	594	0.06
Tailwind HMT Holdings Corp.	^	(6)	Energy: Oil & Gas	Common stock	11/17/2017	20,000	2,000	2,050	0.21
Tank Holding Corp.	^	(6)	Capital Equipment	Common stock	3/26/2019	850,000	850	966	0.10
THG Acquisition, LLC (The Hilb Group, LLC)	^	(6)	Banking, Finance, Insurance & Real Estate	Common stock	6/24/2015	1,500,000	1,500	3,547	0.36
Tweddle Holdings, Inc.	^	(6)	Media: Advertising, Printing & Publishing	Common stock	9/17/2018	17,208	—	—	—
USLS Acquisition, Inc.	^	(6)	Business Services	Common stock	11/30/2018	640,569	640	782	0.08
Zenith American Holding, Inc.	^	(6)	Business Services	Preferred stock	12/13/2017	782,384	782	1,436	0.15
Zenith American Holding, Inc.	^	(6)	Business Services	Common stock	12/13/2017	782,384	—	—	—
Zillow Topco LP	^	(6)	Software	Common stock	6/25/2018	312,500	313	339	0.03
Equity Investments Total							$19,032	$21,789	2.23%
Total investments—non-controlled/non-affiliated							$1,986,926	$1,893,216	194.61%

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2019
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/affiliated		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (0.31%)
TwentyEighty Investors LLC	^	(6) (12)	Business Services	1/31/2017	69,786	$—	$6,607	0.68%
Equity Investments Total						$—	$6,607	0.68%
Total investments—non-controlled/affiliated						$—	$6,607	0.68%

Investments—controlled/affiliated		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par Amount/ LLC Interest	Cost	Fair Value (5)	% of Net Assets
Investment Fund (9.56%)
Middle Market Credit Fund, LLC, Mezzanine Loan	^	(2) (7) (8) (10)	Investment Fund	L+9.00%	11.23%	6/30/2016	3/22/2020	$94,000	$94,000	$94,000	9.60%
Middle Market Credit Fund, LLC, Subordinated Loan and Member’s Interest	^	(7) (10)	Investment Fund	N/A	0.001%	2/29/2016	3/1/2021	123,500	123,501	109,101	11.15%
Investment Fund Total									$217,501	$203,101	20.75%

Investments—controlled/affiliated		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Cost	Fair Value (5)	% of Net Assets
First Lien Debt (1.01%)
SolAero Technologies Corp. (Priority Term Loan)	^	(2) (3) (10) (13)	Telecommunications	L + 6.00%	8.09%	4/12/2019	10/12/2022	9,630	9,516	9,630	0.99%
SolAero Technologies Corp. (A1 Term Loan)	^	(2) (3) (9) (10)	Telecommunications	L + 8.00% (100% PIK)	10.09%	4/12/2019	10/12/2022	3,166	3,166	3,166	0.32%
SolAero Technologies Corp. (A2 Term Loan)	^	(2) (3) (9) (10)	Telecommunications	L + 8.00% (100% PIK)	10.09%	4/12/2019	10/12/2022	8,707	8,707	8,707	0.89%
First Lien Debt Total									$21,389	$21,503	2.20%

Equity Investments (0.11%)		Footnotes	Industry			Acquisition Date		Shares/ Units	Cost	Fair Value (5)	% of Net Assets
SolAero Technologies Corp.	^	(6) (10)	Telecommunications			4/12/2019		2,915	$2,815	$2,261	0.23%
Equity Investments Total									$2,815	$2,261	0.23%
Total investments—controlled/affiliated									$241,705	$226,865	23.18%
Total investments									$2,228,631	$2,126,688	218.47%

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2019
(dollar amounts in thousands)
(unaudited)

^ Denotes that all or a portion of the assets are owned by TCG BDC, Inc. (together with its consolidated subsidiaries, “we,” “us,” “our,” “TCG BDC” or the “Company”). The Company has entered into a senior secured revolving credit facility (as amended, the “Credit Facility”). The lenders of the Credit Facility have a first lien security interest in substantially all of the portfolio investments held by the Company (see Note 6, Borrowings). Accordingly, such assets are not available to creditors of TCG BDC SPV LLC (the “SPV”) or Carlyle Direct Lending CLO 2015-1R LLC (formerly known as Carlyle GMS Finance MM CLO 2015-1 LLC) (the “2015-1 Issuer”).
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
** Par amount is denominated in USD ("$") unless otherwise noted, as denominated in Euro (“€”) or British Pound (“£”)

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company are domiciled in the United States. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of September 30, 2019, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of September 30, 2019, the Company is not an “affiliated person” of any of these portfolio companies. Certain portfolio company investments are subject to contractual restrictions on sales.

(2)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of September 30, 2019. As of September 30, 2019, the reference rates for our variable rate loans were the 30-day LIBOR at 2.03%, the 90-day LIBOR at 2.09% and the 180-day LIBOR at 2.06%.

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

(6)
Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act, unless otherwise noted. As of September 30, 2019, the aggregate fair value of these securities is $30,657, or 3.13% of the Company’s net assets.

(7)
The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.

(8)	Represents a corporate mezzanine loan, which is subordinated to senior secured term loans of the portfolio company/investment fund.

(9)	Loan was on non-accrual status as of September 30, 2019.

(10)
Under the Investment Company Act, the Company is deemed to be an “affiliated person” of and “control” this investment fund because the Company owns more than 25% of the investment fund’s outstanding voting securities and/or has the power to exercise control over management or policies of such investment fund. See Note 5, Middle Market Credit Fund, LLC, for more details. Transactions related to investments in controlled affiliates for the nine month period ended September 30, 2019, were as follows:

Investments—controlled/affiliated	Fair Value as of December 31, 2018	Additions/Purchases	Reductions/Sales/ Paydowns	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of September 30, 2019	Dividend and Interest Income
Middle Market Credit Fund, LLC, Mezzanine Loan	$112,000	$83,200	$(101,200)	$—	$—	$94,000	$2,459
Middle Market Credit Fund, LLC, Subordinated Loan and Member’s Interest	110,295	5,500	—	—	(6,694)	109,101	4,000
Total investments—controlled/affiliated	$222,295	$88,700	$(101,200)	$—	$(6,694)	$203,101	$6,459

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2019
(dollar amounts in thousands)
(unaudited)

Investments—controlled/affiliated	Fair Value as of December 31, 2018	Additions/Purchases	Reductions/Sales/ Paydowns	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of September 30, 2019	Dividend and Interest Income
SolAero Technologies Corp.	$17,968	$—	$(18,319)	$(9,091)	$9,442	$—	$—
SolAero Technologies Corp. (Priority Term Loan)	—	9,630	—	—	—	9,630	226
SolAero Technologies Corp. (A1 Term Loan)	—	3,166	—	—	—	3,166	—
SolAero Technologies Corp. (A2 Term Loan)	—	8,707	—	—	—	8,707	—
Solaero Technology Corp. (Equity)	—	2,815	—	—	(554)	2,261	—
Total investments—controlled/affiliated	$17,968	$24,318	$(18,319)	$(9,091)	$8,888	$23,764	$226

(11)
In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company is entitled to receive additional interest as a result of an agreement among lenders as follows: Barnes & Noble, Inc. (1.83%), Dimensional Dental Management, LLC (4.87%), EIP Merger Sub, LLC (Evolve IP) (3.49%), Legacy.com Inc. (3.73%), Prime Risk Partners, Inc. (1.8%), Product Quest Manufacturing, LLC (3.54%), Surgical Information Systems, LLC (1.13%) and The Hilb Group, LLC (3.94%). Pursuant to the agreement among lenders in respect of this loan, this investment represents a first lien/last out loan, which has a secondary priority behind the first lien/first out loan with respect to principal, interest and other payments.

(12)
Under the Investment Company Act, the Company is deemed an “affiliated person” of this portfolio company because the Company owns 5% or more of the portfolio company’s outstanding voting securities. Transactions related to investments in non-controlled affiliates for the nine month period ended September 30, 2019, were as follows:

Investments—non-controlled/affiliated	Fair Value as of December 31, 2018	Purchases/ Paid-in-kind interest	Sales/ Paydowns	Net Accretion of Discount	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair value as of September 30, 2019	Interest Income
TwentyEighty, Inc. - Revolver	$—	$—	$—	$1	$—	$(1)	$—	$—
TwentyEighty, Inc. - (Term A Loans)	316	—	(415)	1	101	(1)	—	19
TwentyEighty, Inc. - (Term B Loans)	6,855	230	(7,102)	76	—	(59)	—	498
TwentyEighty, Inc. - (Term C Loans)	6,981	489	(7,397)	179	—	(252)	—	692
TwentyEighty Investors LLC (Equity)	4,391	—	—	—	—	2,216	6,607	—
Total investments—non-controlled/affiliated	$18,543	$719	$(14,914)	$257	$101	$1,903	$6,607	$1,209

(13)	As of September 30, 2019, the Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
First and Second Lien Debt—unfunded delayed draw and revolving term loans commitments
Aero Operating, LLC (Dejana Industries, Inc.)	Revolver	1.00%	$391	$(3)
American Physician Partners, LLC	Delayed Draw	0.50	350	1
American Physician Partners, LLC	Revolver	0.50	1,500	4
AMS Group HoldCo, LLC	Revolver	0.50	2,315	(27)
Analogic Corporation	Revolver	0.50	3,029	(46)

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2019
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
Apptio, Inc.	Revolver	0.50%	$2,367	$(36)
BMS Holdings III Corp.	Delayed Draw	1.00	3,333	(83)
Captive Resources Midco, LLC	Delayed Draw	1.25	3,009	(24)
Captive Resources Midco, LLC	Revolver	0.50	2,143	(17)
Chartis Holding, LLC	Delayed Draw	0.50	6,402	24
Chartis Holding, LLC	Revolver	0.50	2,401	9
Chemical Computing Group ULC (Canada)	Revolver	0.50	903	(6)
Circustrix Holdings, LLC	Delayed Draw	1.00	836	(11)
Comar Holding Company, LLC	Delayed Draw	1.00	5,136	(44)
Comar Holding Company, LLC	Revolver	0.50	1,608	(14)
Continuum Managed Services Holdco, LLC	Revolver	0.50	2,500	(3)
Cority Software Inc. (Canada)	Revolver	0.50	3,000	(60)
DermaRite Industries, LLC	Revolver	0.50	703	(20)
Dimensional Dental Management, LLC	Revolver	0.50	1,272	—
Direct Travel, Inc.	Delayed Draw	1.00	1,349	(3)
Ethos Veterinary Health LLC	Delayed Draw	1.00	2,696	3
FWR Holding Corporation	Delayed Draw	1.00	87	—
FWR Holding Corporation	Revolver	0.50	3,333	(4)
GRO Sub Holdco, LLC (Grand Rapids)	Revolver	0.50	1,071	(68)
iCIMS, Inc.	Revolver	0.50	1,252	(14)
Innovative Business Services, LLC	Revolver	1.00	2,232	(35)
K2 Insurance Services, LLC	Delayed Draw	1.00	5,344	17
K2 Insurance Services, LLC	Revolver	0.50	2,290	7
Kaseya Luxembourg Holdings S.C.A. (Luxembourg)	Delayed Draw	0.50	1,918	(25)
Kaseya Luxembourg Holdings S.C.A. (Luxembourg)	Revolver	0.50	1,102	(14)
Liqui-Box Holdings, Inc.	Revolver	0.50	2,630	(46)
Mailgun Technologies, Inc.	Revolver	0.50	1,342	(27)
National Carwash Solutions, Inc.	Delayed Draw	1.00	1,494	(30)
National Carwash Solutions, Inc.	Revolver	0.50	310	(6)
National Technical Systems, Inc.	Revolver	0.50	2,500	(2)
NMI AcquisitionCo, Inc.	Revolver	0.50	1,204	(7)
Northland Telecommunications Corporation	Revolver	0.50	1,702	(26)
PF Growth Partners, LLC	Delayed Draw	1.00	1,152	(6)
PricewaterhouseCoopers Public Sector LLP	Revolver	0.50	6,250	(79)
PPC Flexible Packaging, LLC	Revolver	0.50	1,957	(29)
Product Quest Manufacturing, LLC	Revolver	0.50	5,117	—
QW Holding Corporation (Quala)	Delayed Draw	1.00	5,050	(25)
Reladyne, Inc.	Delayed Draw	1.00	897	1

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2019
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
Sapphire Convention, Inc. (Smart City)	Revolver	0.50%	$4,528	$(32)
Smile Doctors, LLC	Delayed Draw	1.00	2,157	(26)
Smile Doctors, LLC	Revolver	0.50	964	(11)
SolAero Technologies Corp. (Priority Term Loan)	Delayed Draw	1.00	542	—
SPay, Inc.	Revolver	0.50	682	(64)
Superior Health Linens, LLC	Revolver	0.50	697	(73)
T2 Systems, Inc.	Revolver	0.50	1,320	(4)
Tank Holding Corp.	Revolver	0.50	40	—
The Hilb Group, LLC	Delayed Draw	1.00	11,280	(114)
The Leaders Romans Bidco Limited	Delayed Draw	1.69	3,922	(96)
Trump Card, LLC	Revolver	0.50	635	(4)
TSB Purchaser, Inc. (Teaching Strategies, LLC)	Revolver	0.50	1,342	(9)
USLS Acquisition, Inc.	Revolver	0.50	946	(17)
VRC Companies, LLC	Delayed Draw	1.00	542	(3)
VRC Companies, LLC	Revolver	0.50	835	(5)
Westfall Technik, Inc.	Delayed Draw	1.00	12,856	(386)
Westfall Technik, Inc.	Revolver	0.50	647	(19)
WP CPP Holdings, LLC (CPP)	Delayed Draw	1.00	25,000	(163)
Zemax Software Holdings, LLC	Revolver	0.50	1,284	(8)
Zenith American Holding, Inc.	Delayed Draw	1.00	3,189	(20)
Zenith American Holding, Inc.	Revolver	0.50	2,968	(19)
Total unfunded commitments			$173,853	$(1,847)

As of September 30, 2019, investments at fair value consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt (excluding First Lien/Last Out)	$1,479,102	$1,447,303	68.05%
First Lien/Last Out Unitranche	278,629	213,492	10.04
Second Lien Debt	231,552	232,135	10.92
Equity Investments	21,847	30,657	1.44
Investment Fund	217,501	203,101	9.55
Total	$2,228,631	$2,126,688	100.00%

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2019
(dollar amounts in thousands)
(unaudited)

The rate type of debt investments at fair value as of September 30, 2019 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value of First and Second Lien Debt
Floating Rate	$1,984,356	$1,888,063	99.74%
Fixed Rate	4,927	4,867	0.26
Total	$1,989,283	$1,892,930	100.00%

The industry composition of investments at fair value as of September 30, 2019 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$89,611	$90,073	4.23%
Automotive	9,138	9,101	0.43
Banking, Finance, Insurance & Real Estate	189,457	192,280	9.04
Beverage, Food & Tobacco	77,934	78,720	3.70
Business Services	148,929	155,205	7.30
Capital Equipment	45,139	45,620	2.15
Chemicals, Plastics & Rubber	26,551	25,934	1.22
Construction & Building	13,771	13,792	0.65
Consumer Services	33,896	33,878	1.59
Containers, Packaging & Glass	87,064	55,445	2.61
Durable Consumer Goods	11,418	11,869	0.56
Energy: Electricity	33,526	31,826	1.50
Energy: Oil & Gas	11,766	11,797	0.55
Environmental Industries	38,622	39,012	1.83
Healthcare & Pharmaceuticals	251,520	196,179	9.22
High Tech Industries	241,193	240,591	11.31
Hotel, Gaming & Leisure	93,881	91,742	4.31
Investment Fund	217,501	203,101	9.55
Media: Broadcast & Subscription	29,516	29,520	1.39
Media: Advertising, Printing & Publishing	38,247	38,853	1.83
Non-durable Consumer Goods	18,476	19,079	0.90
Retail	36,256	36,275	1.71
Software	189,020	189,491	8.91
Sovereign & Public Finance	38,313	37,590	1.77
Telecommunications	125,890	124,793	5.87
Transportation: Cargo	62,792	63,045	2.96
Transportation: Consumer	36,453	36,944	1.74
Wholesale	32,751	24,933	1.17
Total	$2,228,631	$2,126,688	100.00%

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2019
(dollar amounts in thousands)
(unaudited)

The geographical composition of investments at fair value as of September 30, 2019 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Canada	$42,167	$42,271	1.99%
Cyprus	4,733	4,691	0.22
Luxembourg	18,649	18,803	0.88
United Kingdom	33,671	33,236	1.56
United States	2,129,411	2,027,687	95.35
Total	$2,228,631	$2,126,688	100.00%

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
As of September 30, 2019
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
The Company’s investment objective is to generate current income and capital appreciation primarily through debt investments. The Company primarily invests in U.S. middle market companies, which the Company defines as companies with approximately $10 million to $100 million of earnings before interest, taxes, depreciation and amortization (“EBITDA”), which the Company believes is a useful proxy for cash flow. The Company seeks to achieve its investment objective primarily through direct originations of secured debt, including first lien senior secured loans (which may include stand-alone first lien loans, first lien/last out loans and “unitranche” loans) and second lien senior secured loans (collectively, “Middle Market Senior Loans”), with the balance of its assets invested in higher yielding investments (which may include unsecured debt, mezzanine debt and investments in equities). The Middle Market Senior Loans are generally made to private U.S. middle market companies that are, in many cases, controlled by private equity firms. Depending on market conditions, the Company expects that between 70% and 80% of the value of its assets will be invested in Middle Market Senior Loans. However, the Company may from time to time invest in larger or smaller companies. The Company expects that the composition of its portfolio will change over time given the Investment Adviser’s view on, among other things, the economic and credit environment (including with respect to interest rates) in which the Company is operating.
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
The Company is externally managed by the Investment Adviser, an investment adviser registered under the Investment Advisers Act of 1940, as amended. Carlyle Global Credit Administration L.L.C. (the “Administrator”) provides the administrative services necessary for the Company to operate. Both the Investment Adviser and the Administrator are wholly owned subsidiaries of Carlyle Investment Management L.L.C. (“CIM”), a subsidiary of The Carlyle Group L.P. “Carlyle” refers to The Carlyle Group L.P. and its affiliates and its consolidated subsidiaries (other than portfolio companies of its affiliated funds), a global investment firm publicly traded on the Nasdaq Global Select Market under the symbol “CG”. Refer to the sec.gov website for further information on Carlyle.
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
The interim financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of consolidated financial statements for the interim periods presented have been included. These adjustments are of a normal, recurring nature. This Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2018. The results of operations for the three month and nine month periods ended September 30, 2019 are not necessarily indicative of the operating results to be expected for the full year.

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
The Company has loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Consolidated Statements of Operations. As of September 30, 2019 and December 31, 2018, the fair value of the loans in the portfolio with PIK provisions was $172,726 and $53,660, respectively, which represents approximately 8.1% and 2.7% of total investments at fair value, respectively. For the three month and nine month periods ended September 30, 2019, the Company earned $2,397 and $5,687 in PIK income, respectively. For the three month and nine month periods ended September 30, 2018, the Company earned $1,478 and $1,907 in PIK income, respectively included in interest income in the accompanying Consolidated Statements of Operations.
Dividend Income
Dividend income from the investment fund is recorded on the record date for the investment fund to the extent that such amounts are payable by the investment fund and are expected to be collected.
Other Income
Other income may include income such as consent, waiver, amendment, unused, underwriting, arranger and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive fees for guaranteeing the outstanding debt of a portfolio company. Such fees are amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in other assets in the accompanying Consolidated Statements of Assets and Liabilities. For the three month and nine month periods ended September 30, 2019, the Company earned $1,756 and $6,050, respectively, in other income, primarily from underwriting and prepayment fees. For the three month and nine month periods ended September 30, 2018, the Company earned $1,925 and $6,410, respectively, in other income, primarily from underwriting and prepayment fees.
Non-Accrual Income
Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid current and, in management’s judgment, are likely to remain current. Management may not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2019 and December 31, 2018, the fair value of the loans in the portfolio on non-accrual status was $13,713 and $14,327, respectively. The remaining first and second lien debt investments were performing and current on their interest payments as of September 30, 2019 and December 31, 2018.
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
Offering Costs
Offering costs consist primarily of fees and expenses incurred in connection with the offering of shares, including legal, underwriting, printing and other costs, as well as costs associated with the preparation and filing of applicable registration statements. Offering costs are charged against equity when incurred. The Company did not incur offering costs during 2019. During the nine month period ended September 30, 2018, $30 of offering costs were incurred, 50% of which were paid by the Investment Adviser. The Company did not incur offering costs during the three month period ended September 30, 2018.
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
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more likely than not” to be sustained by the applicable tax authority. The SPVs and the 2015-1 Issuer are disregarded entities for tax purposes and are consolidated with the tax return of the Company. All penalties and interest associated with income taxes, if any, are included in income tax expense. For the three month and nine month periods ended September 30, 2019, the Company incurred $49 and $169, respectively, in excise tax expense. For the three month and nine month periods ended September 30, 2018, the Company incurred $30 and $70, respectively, in excise tax expense.
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

Foreign Currency Translations

The accounting records of the Company are maintained in U.S. dollars. All assets and liabilities denominated in foreign currencies are translated into U.S. dollars based on the foreign exchange rate on the date of valuation.
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

In September 2018, related to the Disclosure Update and Simplification release (“the DUS Release”) issued by the Securities and Exchange Commission (the "SEC") in August 2018, the FASB issued Compliance and Disclosure Interpretation 105.09 guidance (“CDI 105.09”) on compliance with the new requirement to present changes in shareholders’ equity in interim financial statements within Form 10-Q filings. The DUS Release requires disclosure of changes in shareholders’ equity within a registrant’s Form 10-Q filing on a quarter-to-date and year-to-date basis for both the current year and prior year comparative periods. CDI 105.09 notes that the SEC would not object if a registrant first discloses the changes in shareholders’ equity in its Form 10-Q for the quarter that begins after November 5, 2018. The Company has adopted the new requirement starting with the quarter that began on January 1, 2019, which did not have a material impact on the Company’s financial statements.
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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of September 30, 2019 and December 31, 2018.
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
Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the three month and nine month periods ended September 30, 2019 and 2018, there were no transfers between levels.

The following tables summarize the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of September 30, 2019 and December 31, 2018:

	September 30, 2019
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$1,660,795	$1,660,795
Second Lien Debt	—	—	232,135	232,135
Equity Investments	—	—	30,657	30,657
Investment Fund
Mezzanine Loan	—	—	94,000	94,000
Subordinated Loan and Member's Interest	—	—	109,101	109,101
Total	$—	$—	$2,126,688	$2,126,688

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$1,546,271	$1,546,271
Second Lien Debt	—	—	178,958	178,958
Equity Investments	—	—	24,633	24,633
Investment Fund
Mezzanine Loan	—	—	112,000	112,000
Subordinated Loan and Member's Interest	—	—	110,295	110,295
Total	$—	$—	$1,972,157	$1,972,157

The changes in the Company’s investments at fair value for which the Company has used Level 3 inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level 3 investments still held are as follows:

	Financial Assets For the three month period ended September 30, 2019
	First Lien Debt	Second Lien Debt	Equity Investments	Investment Fund - Mezzanine Loan	Investment Fund - Subordinated Loan and Member's Interest	Total
Balance, beginning of period	$1,651,899	$203,187	$29,142	$80,000	$111,386	$2,075,614
Purchases	163,807	38,823	682	32,500	—	235,812
Sales	(52,865)	—	—	—	—	(52,865)
Paydowns	(70,592)	(9,498)	—	(18,500)	—	(98,590)
Accretion of discount	2,651	216	—	—	—	2,867
Net realized gains (losses)	(10,909)	—	—	—	—	(10,909)
Net change in unrealized appreciation (depreciation)	(23,196)	(593)	833	—	(2,285)	(25,241)
Balance, end of period	$1,660,795	$232,135	$30,657	$94,000	$109,101	$2,126,688
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held at the reporting date included in net change in unrealized appreciation (depreciation) on investments on the Consolidated Statements of Operations	$(32,745)	$(565)	$867	$—	$(2,285)	$(34,728)

	Financial Assets For the nine month period ended September 30, 2019
	First Lien Debt	Second Lien Debt	Equity Investments	Investment Fund - Mezzanine Loan	Investment Fund - Subordinated Loan and Member's Interest	Total
Balance, beginning of period	$1,546,271	$178,958	$24,633	$112,000	$110,295	$1,972,157
Purchases	495,081	122,475	6,670	83,200	5,500	712,926
Sales	(68,666)	—	(4,936)	—	—	(73,602)
Paydowns	(272,814)	(71,557)	—	(101,200)	—	(445,571)
Accretion of discount	7,813	1,199	—	—	—	9,012
Net realized gains (losses)	(20,382)	—	2,657	—	—	(17,725)
Net change in unrealized appreciation (depreciation)	(26,507)	1,059	1,633	—	(6,694)	(30,509)
Balance, end of period	$1,660,795	$232,135	$30,657	$94,000	$109,101	$2,126,688
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held at the reporting date included in net change in unrealized appreciation (depreciation) on investments on the Consolidated Statements of Operations	$(43,879)	$1,234	$1,806	$—	$(6,694)	$(47,533)

	Financial Assets For the three month period ended September 30, 2018
	First Lien Debt	Second Lien Debt	Equity Investments	Investment Fund - Mezzanine Loan	Total
Balance, beginning of period	$1,555,528	$160,905	$22,354	$114,000	$1,852,787
Purchases	182,283	11,579	172	27,000	221,034
Sales	(34,447)	—	—	—	(34,447)
Paydowns	(83,804)	(1,800)	—	(19,000)	(104,604)
Accretion of discount	2,215	113	—	—	2,328
Net realized gains (losses)	(4,633)	—	—	—	(4,633)
Net change in unrealized appreciation (depreciation)	(15,513)	(140)	782	—	(14,871)
Balance, end of period	$1,601,629	$170,657	$23,308	$122,000	$1,917,594
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held at the reporting date included in net change in unrealized appreciation (depreciation) on investments on the Consolidated Statements of Operations	$(15,014)	$(121)	$782	$—	$(14,353)

	Financial Assets For the nine month period ended September 30, 2018
	First Lien Debt	Second Lien Debt	Equity Investments	Investment Fund - Mezzanine Loan	Total
Balance, beginning of period	$1,531,276	$246,233	$17,506	$85,750	$1,880,765
Purchases	486,132	45,671	4,625	74,150	610,578
Sales	(95,484)	(3,960)	(2,775)	—	(102,219)
Paydowns	(285,911)	(118,467)	—	(37,900)	(442,278)
Accretion of discount	6,164	2,472	—	—	8,636
Net realized gains (losses)	(4,764)	2	1,775	—	(2,987)
Net change in unrealized appreciation (depreciation)	(35,784)	(1,294)	2,177	—	(34,901)
Balance, end of period	$1,601,629	$170,657	$23,308	$122,000	$1,917,594
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held as of the reporting date included in net change in unrealized appreciation (depreciation) on investments on the Consolidated Statements of Operations	$(34,417)	$1,845	$2,726	$—	$(29,846)
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

The following tables summarize the quantitative information related to the significant unobservable inputs for Level 3 instruments which are carried at fair value as of September 30, 2019 and December 31, 2018:

	Fair Value as of September 30, 2019	Valuation Techniques	Significant Unobservable Inputs	Range
				Low	High	Weighted Average
Investments in First Lien Debt	$1,434,387	Discounted Cash Flow	Discount Rate	3.81%	25.52%	8.52%
	213,535	Consensus Pricing	Indicative Quotes	70.46	100.00	98.03
	12,873	Income Approach	Discount Rate	10.95%	29.37%	13.25%
		Market Approach	Comparable Multiple	7.56x	8.34x	8.16x
Total First Lien Debt	1,660,795
Investments in Second Lien Debt	221,907	Discounted Cash Flow	Discount Rate	7.58%	10.61%	8.97%
	10,228	Consensus Pricing	Indicative Quotes	97.60	99.50	98.10
Total Second Lien Debt	232,135
Investments in Equity	30,657	Income Approach	Discount Rate	7.39%	17.08%	10.14%
		Market Approach	Comparable Multiple	6.37x	16.65x	9.71x
Total Equity Investments	30,657
Investments in Investment Fund
Mezzanine Loan	94,000	Collateral Analysis	Recovery Rate	100.00%	100.00%	100.00%
Subordinated Loan and Member's Interest	109,101	Discounted Cash Flow	Discount Rate	10.00%	10.00%	10.00%
		Discounted Cash Flow	Default Rate	2.00%	2.00%	2.00%
		Discounted Cash Flow	Recovery Rate	75.00%	75.00%	75.00%
Total Investments in Investment Fund	203,101
Total Level 3 Investments	$2,126,688

	Fair Value as of December 31, 2018	Valuation Techniques	Significant Unobservable Inputs	Range
				Low	High	Weighted Average
Investments in First Lien Debt	$1,457,170	Discounted Cash Flow	Discount Rate	6.45%	26.48%	10.49%
	74,774	Consensus Pricing	Indicative Quotes	50.00	100.00	92.04
	14,327	Income Approach	Discount Rate	15.12%	15.12%	15.12%
		Market Approach	Comparable Multiple	6.76x	6.76x	6.76x
Total First Lien Debt	1,546,271
Investments in Second Lien Debt	176,307	Discounted Cash Flow	Discount Rate	9.34%	13.22%	11.31%
	2,651	Consensus Pricing	Indicative Quotes	98.17	98.17	98.17
Total Second Lien Debt	178,958
Investments in Equity	24,633	Income Approach	Discount Rate	8.51%	12.84%	10.49%
		Market Approach	Comparable Multiple	7.22x	14.70x	9.74x
Total Equity Investments	24,633
Investment in Investment Fund
Mezzanine Loan	112,000	Collateral Analysis	Recovery Rate	100.00%	100.00%	100.00%
Subordinated Loan and Member's Interest	110,295	Discounted Cash Flow	Discount Rate	10.00%	10.00%	10.00%
		Discounted Cash Flow	Default Rate	2.00%	2.00%	2.00%
		Discounted Cash Flow	Recovery Rate	75.00%	75.00%	75.00%
Total Investments in Investment Fund	222,295
Total Level 3 Investments	$1,972,157
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
Financial instruments disclosed but not carried at fair value
The following table presents the carrying value and fair value of the Company’s secured borrowings disclosed but not carried at fair value as of September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured borrowings	$756,511	$756,511	$514,635	$514,635
Total	$756,511	$756,511	$514,635	$514,635
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
The following table represents the carrying values (before debt issuance costs) and fair values of the Company’s 2015-1R Notes disclosed but not carried at fair value as of September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Aaa/AAA Class A-1-1-R Notes	$234,800	$232,945	$234,800	$229,632
Aaa/AAA Class A-1-2-R Notes	50,000	49,885	50,000	49,442
Aaa/AAA Class A-1-3-R Notes	25,000	25,283	25,000	24,990
AA Class A-2-R Notes	66,000	66,000	66,000	66,000
A Class B Notes	46,400	46,400	46,400	44,242
BBB- Class C Notes	27,000	27,000	27,000	24,809
Total	$449,200	$447,513	$449,200	$439,115
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

Below is a summary of the base management fees and incentive fees incurred during the three month and nine month periods ended September 30, 2019 and 2018.

	For the three month periods ended		For the nine month periods ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Base management fees	$8,016	$7,543	$23,614	$22,031
Incentive fees on pre-incentive fee net investment income	5,710	5,449	17,489	16,763
Realized capital gains incentive fees	—	—	—	—
Accrued capital gains incentive fees	—	—	—	—
Total capital gains incentive fees	—	—	—	—
Total incentive fees	5,710	5,449	17,489	16,763
Total base management fees and incentive fees	$13,726	$12,992	$41,103	$38,794
Accrued capital gains incentive fees are based upon the cumulative net realized and unrealized appreciation (depreciation) from inception. Accordingly, the accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual.
As of September 30, 2019 and December 31, 2018, $13,726 and $13,834, respectively, was included in base management and incentive fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
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
For the three month and nine month periods ended September 30, 2019, the Company incurred $61 and $442, respectively, and for the three month and nine month periods ended September 30, 2018, the Company incurred $179 and $550, respectively, in fees under the Administrative Agreement, which were included in administrative service fees in the accompanying Consolidated Statements of Operations. As of September 30, 2019 and December 31, 2018, $66 and $94, respectively, was unpaid and included in administrative service fees payable in the accompanying Consolidated Statements of Assets and Liabilities.

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
For the three month and nine month periods ended September 30, 2019, fees incurred in connection with the State Street Sub-Administration Agreement, which amounted to $188 and $563, respectively, were included in other general and administrative in the accompanying Consolidated Statements of Operations. For the three month and nine month periods ended September 30, 2018, fees incurred in connection with the State Street Sub-Administration Agreement, which amounted to $191 and $572, respectively, were included in other general and administrative in the accompanying Consolidated Statements of Operations. As of September 30, 2019 and December 31, 2018, $187 and $383, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.
License Agreement
The Company has entered into a royalty free license agreement with CIM, which wholly owns our Adviser and is a wholly owned subsidiary of Carlyle, pursuant to which CIM has granted the Company a non-exclusive, revocable and non-transferable license to use the name and mark “Carlyle.”
Board of Directors
The Company’s Board of Directors currently consists of five members, three of whom are Independent Directors. The Board of Directors has established an Audit Committee, a Nominating and Governance Committee and a Compensation Committee, the members of each of which consist entirely of the Company’s Independent Directors. The Board of Directors may establish additional committees in the future. For the three month and nine month periods ended September 30, 2019, the Company incurred $88 and $269, respectively, and for the three month and nine month periods ended September 30, 2018, the Company incurred $92 and $283, respectively, in fees and expenses associated with its Independent Directors' services on the Company's Board of Directors and its committees. As of September 30, 2019 and December 31, 2018, no fees or expenses associated with its Independent Directors were payable.
Transactions with Credit Fund
For the three month and nine month periods ended September 30, 2019, the Company sold 1 and 2 investments, respectively, to Credit Fund for proceeds of $20,771 and $35,683, respectively, and realized gains of $208. For the three month and nine month periods ended September 30, 2018, the Company sold 1 and 4 investments, respectively, to Credit Fund for proceeds of $29,700 and $85,002, respectively, and realized gains of $0. See Note 5, Middle Market Credit Fund, LLC, for further information about Credit Fund.
5. MIDDLE MARKET CREDIT FUND, LLC
Overview
On February 29, 2016, the Company and Credit Partners entered into the Limited Liability Company Agreement to co-manage Credit Fund, a Delaware limited liability company that is not consolidated in the Company’s consolidated financial statements. Credit Fund commenced operations in May 2016 and primarily invests in first lien loans of middle market companies. Credit Fund is managed by a six-member board of managers, on which the Company and Credit Partners each have equal representation. Establishing a quorum for Credit Fund’s board of managers requires at least four members to be present at a meeting, including at least two of the Company’s representatives and two of Credit Partners’ representatives. The Company and Credit Partners each have 50% economic ownership of Credit Fund and have commitments to fund, from time to time, capital of up to $400,000 each. Funding of such commitments generally requires the approval of the board of Credit Fund, including the board members appointed by the Company. By virtue of its membership interest, the Company and Credit Partners each indirectly bear an allocable share of all expenses and other obligations of Credit Fund.
Together with Credit Partners, the Company co-invests through Credit Fund. Investment opportunities for Credit Fund are sourced primarily by the Company and its affiliates. Portfolio and investment decisions with respect to Credit Fund must be unanimously approved by a quorum of Credit Fund’s investment committee consisting of an equal number of representatives of the Company and Credit Partners. Therefore, although the Company owns more than 25% of the voting securities of Credit Fund, the Company does not believe that it has control over Credit Fund (other than for purposes of the Investment Company Act). Middle Market Credit Fund SPV, LLC (the “Credit Fund Sub”), MMCF CLO 2017-1 LLC (the “2017-1 Issuer”), MMCF CLO 2019-2, LLC (the "2019-2 Issuer", formerly known as MMCF Warehouse, LLC (the "Credit Fund Warehouse")) and MMCF Warehouse II, LLC (the "Credit Fund Warehouse II"), each a Delaware limited liability company, were formed on April 5, 2016, October 6, 2017, November 26, 2018 and August 16, 2019, respectively. Credit Fund Sub, the 2017-1 Issuer, the 2019-2 Issuer and Credit Fund Warehouse II are wholly owned subsidiaries of Credit Fund and are consolidated in Credit Fund’s consolidated financial statements commencing from the date of their respective formations. Credit Fund Sub, the 2017-1 Issuer, the 2019-2 Issuer and Credit Fund Warehouse II primarily invest in first lien loans of middle market companies. Credit Fund and its wholly owned subsidiaries follow the same Internal Risk Rating System as the Company. Refer to "Debt" below for discussions regarding the credit facilities entered into and then notes issued by such wholly-owned subsidiaries.
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
Selected Financial Data
Since inception of Credit Fund and through September 30, 2019 and December 31, 2018, the Company and Credit Partners each made capital contributions of $1 and $1 in members’ equity, respectively, and $123,500 and $118,000 in subordinated loans, respectively, to Credit Fund. Below is certain summarized consolidated financial information for Credit Fund as of September 30, 2019 and December 31, 2018.

	September 30, 2019	December 31, 2018
	(unaudited)
Selected Consolidated Balance Sheet Information
ASSETS
Investments, at fair value (amortized cost of $1,282,024 and $1,198,537, respectively)	$1,270,328	$1,173,508
Cash and cash equivalents	83,062	55,699
Other assets	12,690	6,848
Total assets	$1,366,080	$1,236,055
LIABILITIES AND MEMBERS’ EQUITY
Secured borrowings	$420,941	$572,178
Notes payable, net of unamortized debt issuance costs of $3,546 and $1,849, respectively	603,394	309,114
Mezzanine loans (1)	94,000	112,000
Other liabilities	22,603	34,195
Subordinated loans and members’ equity (1)	225,142	208,568
Liabilities and members’ equity	$1,366,080	$1,236,055
(1) As of September 30, 2019 and December 31, 2018, the Company's ownership interest in the subordinated loans and members’ equity was $109,101 and $110,295, respectively, and $94,000 and $112,000, respectively, in the mezzanine loans.

	For the three month periods ended		For the nine month periods ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(unaudited)
Selected Consolidated Statement of Operations Information:
Total investment income	$24,659	$21,738	$70,999	$60,129
Expenses
Interest and credit facility expenses	15,094	13,858	45,495	37,615
Other expenses	496	796	1,409	1,565
Total expenses	15,590	14,654	46,904	39,180
Net investment income (loss)	9,069	7,084	24,095	20,949
Net realized gain (loss) on investments	—	—	(8,353)	—
Net change in unrealized appreciation (depreciation) on investments	3,107	314	13,333	427
Net increase (decrease) resulting from operations	$12,176	$7,398	$29,075	$21,376
Below is a summary of Credit Fund’s portfolio, followed by a listing of the loans in Credit Fund’s portfolio as of September 30, 2019 and December 31, 2018:

	As of September 30, 2019	As of December 31, 2018
Senior secured loans (1)	$1,285,262	$1,207,913
Weighted average yields of senior secured loans based on amortized cost (2)	6.81%	7.16%
Weighted average yields of senior secured loans based on fair value (2)	6.85%	7.32%
Number of portfolio companies in Credit Fund	63	60
Average amount per portfolio company (1)	$20,401	$20,132
Number of loans on non-accrual status	1	1
Fair value of loans on non-accrual status	$21,150	$25,400
Percentage of portfolio at floating interest rates (3)	98.3%	99.9%
Percentage of portfolio at fixed interest rates	1.7%	0.1%
Fair value of loans with PIK provisions	$51,642	$1,119
Percentage of portfolio with PIK provisions	4.1%	0.1%

(1)	At par/principal amount.

(2)
Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of September 30, 2019 and December 31, 2018. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.

(3)	Floating rate debt investments are generally subject to interest rate floors.

Consolidated Schedule of Investments as of September 30, 2019
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
First Lien Debt (98.28% of fair value)
Achilles Acquisition, LLC	+\	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.00%	6.06%	10/11/2025	$17,910	$17,817	$17,860
Acrisure, LLC	+\	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.25%	6.35%	11/22/2023	20,727	20,690	20,598
Acrisure, LLC	\	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 3.75%	5.85%	11/22/2023	11,850	11,840	11,658
Advanced Instruments, LLC	^+*\	(2) (3) (8)	Healthcare & Pharmaceuticals	L + 5.25%	7.29%	10/31/2022	35,825	35,746	35,706
Ahead, LLC	^+\	(2) (3) (8)	High Tech Industries	L + 4.25%	6.34%	5/8/2024	25,944	25,751	25,731
Alpha Packaging Holdings, Inc.	+*\	(2) (3)	Containers, Packaging & Glass	L + 4.25%	6.35%	5/12/2020	16,728	16,714	16,693
AmeriLife Group, LLC	^	(2) (3) (8)	Banking, Finance, Insurance & Real Estate	L + 4.50%	6.54%	6/5/2026	14,875	14,802	14,772
Anchor Packaging, LLC		(2) (3) (8)	Durable Consumer Goods	L + 4.00%	6.04%	7/11/2026	20,513	20,411	20,453
API Technologies Corp.	+\	(2) (3)	Aerospace & Defense	L + 4.25%	6.29%	5/9/2026	14,963	14,888	14,823
Aptean, Inc.	+\	(2) (3)	Software	L + 4.25%	6.35%	4/23/2026	12,438	12,375	12,367
AQA Acquisition Holding, Inc.	^*\	(2) (3) (8)	High Tech Industries	L + 4.25%	6.35%	5/24/2023	19,002	18,962	18,895
Avalign Technologies, Inc.	^+\	(2) (3) (8)	Healthcare & Pharmaceuticals	L + 4.50%	6.70%	12/22/2025	14,778	14,642	14,725
Big Ass Fans, LLC	+*\	(2) (3)	Capital Equipment	L + 3.75%	5.85%	5/21/2024	13,945	13,873	13,888
Borchers, Inc.	^+*\	(2) (3) (8)	Chemicals, Plastics & Rubber	L + 4.50%	6.60%	11/1/2024	15,116	15,069	15,113
Brooks Equipment Company, LLC	+*	(2) (3)	Construction & Building	L + 5.00%	7.12%	8/29/2020	5,439	5,434	5,435
Clarity Telecom LLC.	+	(2) (3)	Media: Broadcasting & Subscription	L + 4.50%	6.54%	6/20/2026	15,000	14,852	14,900
Clearent Newco, LLC	^+\	(2) (3) (8)	High Tech Industries	L + 5.50%	7.51%	3/20/2024	29,783	29,469	29,416
Datto, Inc.	+\	(2) (3)	High Tech Industries	L + 4.25%	6.29%	4/2/2026	12,469	12,407	12,485
DecoPac, Inc.	^+*\	(2) (3) (8)	Non-durable Consumer Goods	L + 4.25%	6.33%	9/29/2024	12,636	12,528	12,597
Dent Wizard International Corporation	+\	(2) (3)	Automotive	L + 4.00%	6.05%	4/7/2022	36,973	36,901	36,836
DTI Holdco, Inc.	+*\	(2) (3)	High Tech Industries	L + 4.75%	7.01%	9/30/2023	18,934	18,813	17,277
EIP Merger Sub, LLC (Evolve IP)	+*	(2) (3) (4)	Telecommunications	L + 5.75%	7.79%	6/7/2022	1,500	1,473	1,490
EIP Merger Sub, LLC (Evolve IP)	*	(2) (3) (7)	Telecommunications	L + 5.75%	7.79%	6/7/2022	22,131	21,784	21,943
Eliassen Group, LLC	+\	(2) (3)	Business Services	L + 4.50%	6.54%	11/5/2024	7,590	7,556	7,590
Exactech, Inc.	+\	(2) (3)	Healthcare & Pharmaceuticals	L + 3.75%	5.79%	2/14/2025	12,802	12,753	12,723
Executive Consulting Group, LLC, Inc.	^+\	(2) (3) (8)	Business Services	L + 4.50%	6.54%	6/20/2024	15,202	15,060	15,202
Golden West Packaging Group LLC	+*\	(2) (3)	Containers, Packaging & Glass	L + 5.25%	7.29%	6/20/2023	29,939	29,765	29,595
HMT Holding Inc.	^+*\	(2) (3) (8)	Energy: Oil & Gas	L + 4.50%	6.50%	11/17/2023	36,939	36,431	36,643
Jensen Hughes, Inc.	^+*\	(2) (3) (8)	Utilities: Electric	L + 4.50%	6.57%	3/22/2024	33,356	33,189	32,846
KAMC Holdings, Inc.		(2) (3)	Energy: Electricity	L + 4.00%	6.18%	8/14/2026	14,000	13,931	13,940
MAG DS Corp.	^+\	(2) (3) (8)	Aerospace & Defense	L + 4.75%	6.79%	6/6/2025	27,529	27,291	27,367
Maravai Intermediate Holdings, LLC	+\	(2) (3)	Healthcare & Pharmaceuticals	L + 4.25%	6.31%	8/2/2025	29,700	29,443	29,424

Consolidated Schedule of Investments as of September 30, 2019
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
First Lien Debt (98.28% of fair value) (continued)
Marco Technologies, LLC	^+\	(2) (3) (8)	Media: Advertising, Printing & Publishing	L + 4.25%	6.51%	10/30/2023	$7,481	$7,425	$7,481
Mold-Rite Plastics, LLC	+\	(2) (3)	Chemicals, Plastics & Rubber	L + 4.25%	6.29%	12/14/2021	14,557	14,514	14,525
MSHC, Inc.	^+*\	(2) (3) (8)	Construction & Building	L + 4.25%	6.29%	7/31/2023	34,315	34,196	33,969
Newport Group Holdings II, Inc.	+\	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 3.75%	5.90%	9/13/2025	23,775	23,538	23,659
North American Dental Management, LLC	^+*\	(3) (8)	Healthcare & Pharmaceuticals	P + 4.25%	9.25%	7/7/2023	39,160	38,586	39,160
Odyssey Logistics & Technology Corporation	+*\	(2) (3)	Transportation: Cargo	L + 4.00%	6.04%	10/12/2024	39,013	38,852	38,743
Output Services Group	^+\	(2) (3) (8)	Media: Advertising, Printing & Publishing	L + 4.50%	6.54%	3/27/2024	17,268	17,215	17,053
PAI Holdco, Inc.	+*\	(2) (3)	Automotive	L + 4.25%	6.35%	1/5/2025	19,579	19,501	19,558
Park Place Technologies, Inc.	+\	(2) (3)	High Tech Industries	L + 4.00%	6.04%	3/29/2025	19,792	19,712	19,729
Pasternack Enterprises, Inc.	+\	(2) (3)	Capital Equipment	L + 4.00%	6.04%	7/2/2025	22,813	22,798	22,697
Pharmalogic Holdings Corp.	+\	(2) (3)	Healthcare & Pharmaceuticals	L + 4.00%	6.04%	6/11/2023	11,349	11,323	11,349
Ping Identity Corporation	+\	(2) (3)	High Tech Industries	L + 3.75%	5.79%	1/25/2025	1,540	1,535	1,535
Premise Health Holding Corp.	^+\	(2) (3) (8)	Healthcare & Pharmaceuticals	L + 3.50%	5.60%	7/10/2025	13,758	13,697	13,666
Propel Insurance Agency, LLC	^+\	(2) (3) (8)	Banking, Finance, Insurance & Real Estate	L + 4.25%	6.60%	6/1/2024	22,589	22,088	22,493
PSI Services, LLC	^+*\	(2) (3) (8)	Business Services	L + 5.00%	7.08%	1/20/2023	30,219	29,842	30,219
Q Holding Company	+*\	(2) (3)	Automotive	L + 5.00%	7.04%	12/18/2021	22,010	21,948	21,850
QW Holding Corporation (Quala)	^+*	(2) (3) (8)	Environmental Industries	L + 5.75%	7.77%	8/31/2022	10,522	10,322	10,437
Radiology Partners, Inc.	+\	(2) (3)	Healthcare & Pharmaceuticals	L + 4.75%	7.19%	7/9/2025	28,792	28,658	28,254
RevSpring Inc.	+*\	(2) (3)	Media: Advertising, Printing & Publishing	L + 4.25%	6.29%	10/11/2025	24,813	24,724	24,599
Situs Group Holdings Corporation	^+\	(2) (3) (8)	Banking, Finance, Insurance & Real Estate	L + 4.75%	6.79%	2/26/2023	13,749	13,644	13,667
Surgical Information Systems, LLC	+*\	(2) (3) (7)	High Tech Industries	L + 4.85%	6.89%	4/24/2023	26,168	25,994	25,984
Systems Maintenance Services Holding, Inc.	+*	(2) (3)	High Tech Industries	L + 5.00%	7.04%	10/28/2023	23,841	23,725	19,243
T2 Systems Canada, Inc.	+	(2) (3) (8)	Transportation: Consumer	L + 6.75%	8.92%	9/28/2022	2,626	2,586	2,617
T2 Systems, Inc.	^+*	(2) (3) (8)	Transportation: Consumer	L + 6.75%	8.92%	9/28/2022	15,953	15,715	15,899
The Original Cakerie, Ltd. (Canada)	+*	(2) (3) (8)	Beverage, Food & Tobacco	L + 4.50%	6.65%	7/20/2022	6,576	6,547	6,548
The Original Cakerie, Co. (Canada)	^+\	(2) (3)	Beverage, Food & Tobacco	L + 5.00%	7.15%	7/20/2022	8,951	8,914	8,919
ThoughtWorks, Inc.	+*\	(2) (3)	Business Services	L + 4.00%	6.04%	10/12/2024	11,854	11,823	11,859
U.S. Acute Care Solutions, LLC	+*\	(2) (3)	Healthcare & Pharmaceuticals	L + 5.00% , 1.00% PIK	8.20%	5/15/2021	31,461	31,344	30,492
U.S. TelePacific Holdings Corp.	+*\	(2) (3)	Telecommunications	L + 5.00%	7.10%	5/2/2023	26,660	26,488	26,029

Consolidated Schedule of Investments as of September 30, 2019
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
First Lien Debt (98.28% of fair value) (continued)
Upstream Intermediate, LLC	^+\	(2) (3) (8)	Healthcare & Pharmaceuticals	L + 4.00%	6.04%	1/3/2024	$18,032	$17,967	$17,924
Valet Waste Holdings, Inc.	+\	(2) (3)	Construction & Building	L + 4.00%	6.04%	9/28/2025	11,880	11,854	11,832
WIRB - Copernicus Group, Inc.	^+*\	(2) (3) (8)	Healthcare & Pharmaceuticals	L + 4.25%	6.35%	8/15/2022	20,943	20,872	20,845
WRE Holding Corp.	^+*	(2) (3) (8)	Environmental Industries	L + 5.00%	7.25%	1/3/2023	7,350	7,288	7,173
Zywave, Inc.	^+*\	(2) (3) (8)	High Tech Industries	L + 5.00%	7.26%	11/17/2022	17,521	17,409	17,514
First Lien Debt Total								$1,255,304	$1,248,512
Second Lien Debt (1.72% of fair value)
DBI Holding, LLC	^*	(9)	Transportation: Cargo	8.00% (100% PIK)	8.00%	2/1/2026	$21,150	$20,697	$21,150
Zywave, Inc.	*	(2) (3)	High Tech Industries	L + 9.00%	11.28%	11/17/2023	666	659	666
Second Lien Debt Total								$21,356	$21,816

Investments (1)		Footnotes	Industry	Type	Shares/Units	Cost	Fair Value (6)
Equity Investments (0.0% of fair value)
DBI Holding, LLC	^		Transportation: Cargo	Preferred stock	13,996	$5,364	$—
DBI Holding, LLC	^		Transportation: Cargo	Common stock	2,961	—	—
Equity Investments Total						$5,364	$—
Total Investments						$1,282,024	$1,270,328

^ Denotes that all or a portion of the assets are owned by Credit Fund. Credit Fund has entered into a revolving credit facility with the Company (the "Credit Fund Facility"). The lenders of the Credit Fund Facility have a first lien security interest in substantially all of the assets of Credit Fund. Accordingly, such assets are not available to creditors of Credit Fund Sub, the 2017-1 Issuer, the 2019-2 Issuer or Credit Fund Warehouse II.
+ Denotes that all or a portion of the assets are owned by Credit Fund Sub. Credit Fund Sub has entered into a revolving credit facility (the “Credit Fund Sub Facility”). The lenders of the Credit Fund Sub Facility have a first lien security interest in substantially all of the assets of Credit Fund Sub. Accordingly, such assets are not available to creditors of Credit Fund, the 2017-1 Issuer, the 2019-2 Issuer or Credit Fund Warehouse II.
* Denotes that all or a portion of the assets are owned by the 2017-1 Issuer and secure the notes issued in connection with a $399,900 term debt securitization completed by Credit Fund on December 19, 2017 (the “2017-1 Debt Securitization”). Accordingly, such assets are not available to creditors of Credit Fund, Credit Fund Sub, the 2019-2 Issuer or Credit Fund Warehouse II.
\ Denotes that all or a portion of the assets are owned by the 2019-2 Issuer and secure the notes issued in connection with a $399,900 term debt securitization completed by Credit Fund on May 21, 2019 (the “2019-2 Debt Securitization”). Accordingly, such assets are not available to creditors of Credit Fund, Accordingly, such assets are not available to creditors of Credit Fund, Credit Fund Sub, the 2017-1 Issuer or Credit Fund Warehouse II.

(1)
Unless otherwise indicated, issuers of investments held by Credit Fund are domiciled in the United States. As of September 30, 2019, the geographical composition of investments as a percentage of fair value was 1.22% in Canada and 98.77% in the United States. Certain portfolio company investments are subject to contractual restrictions on sales.

(2)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, Credit Fund has indicated the reference rate used and provided the spread and the interest rate in effect as of September 30, 2019. As of September 30, 2019, the reference rates for Credit Fund’s variable rate loans were the 30-day LIBOR at 2.03%, the 90-day LIBOR at 2.09% and the 180-day LIBOR at 2.06%.

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

(8)	As of September 30, 2019, Credit Fund and Credit Fund Sub had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

First Lien Debt – unfunded delayed draw and revolving term loans commitments	Type	Unused Fee	Par/ Principal Amount	Fair Value
Advanced Instruments, LLC	Revolver	0.50%	$1,467	$(5)
Ahead, LLC	Delayed Draw	1.00	79	(1)
Ahead, LLC	Revolver	0.50	2,344	(18)
AmeriLife Group, LLC	Delayed Draw	1.00	2,088	(13)
Anchor Packaging Inc.	Delayed Draw	1.00	4,487	(11)
AQA Acquisition Holding, Inc.	Revolver	1.00	2,459	(12)
Borchers Americas, Inc.	Revolver	0.50	1,935	—
Clearent Newco, LLC	Delayed Draw	1.00	6,636	(67)
DecoPac, Inc.	Revolver	0.50	1,843	(5)
Executive Consulting Group, LLC	Revolver	0.50	2,368	—
HMT Holding Inc.	Revolver	1.00	2,469	(19)
Jensen Hughes, Inc.	Delayed Draw	1.00	2,365	(32)
Jensen Hughes, Inc.	Revolver	1.00	1,773	(24)
MAG DS Corp.	Revolver	0.50	3,191	(17)
Marco Technologies, LLC	Delayed Draw	1.00	7,500	—
MSHC, Inc.	Delayed Draw	1.00	5,946	(50)
North American Dental Management, LLC	Revolver	1.00	343	—
Output Services Group	Delayed Draw	4.25	2,518	(27)
Premise Health Holding Corp.	Delayed Draw	1.00	1,103	(7)
Propel Insurance Agency, LLC	Delayed Draw	0.50	7,143	(21)
Propel Insurance Agency, LLC	Revolver	0.50	2,381	(7)
PSI Services LLC	Revolver	0.50	226	—
QW Holding Corporation (Quala)	Delayed Draw	1.00	1,355	(7)
QW Holding Corporation (Quala)	Revolver	1.00	5,498	(27)
Situs Group Holdings Corporation	Delayed Draw	1.00	1,216	(7)
T2 Systems, Inc.	Revolver	0.50	880	(3)
The Original Cakerie, Ltd. (Canada)	Revolver	0.50	1,465	(5)
Upstream Intermediate, LLC	Revolver	0.50	1,606	(9)
WIRB - Copernicus Group, Inc.	Delayed Draw	1.00	2,592	(10)
WIRB - Copernicus Group, Inc.	Revolver	1.00	1,000	(4)
WRE Holding Corp.	Delayed Draw	0.89	1,981	(36)
WRE Holding Corp.	Revolver	0.50	538	(10)
Zywave, Inc.	Revolver	0.50	998	—
Total unfunded commitments			$81,793	$(454)

(9)	Loan was on non-accrual status as of September 30, 2019.

Consolidated Schedule of Investments as of December 31, 2018
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
First Lien Debt (99.91% of fair value)
Achilles Acquisition, LLC	+\	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.00%	6.56%	10/11/2025	$18,000	$17,906	$17,716
Acrisure, LLC	+	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.25%	6.77%	11/22/2023	20,886	20,843	19,981
Acrisure, LLC	+\	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 3.75%	6.27%	11/22/2023	11,940	11,928	11,333
Advanced Instruments, LLC	^+*	(2) (3) (8)	Healthcare & Pharmaceuticals	L + 5.25%	7.63%	10/31/2022	11,791	11,695	11,690
Ahead, LLC	^+	(2) (3) (8)	High Tech Industries	L + 4.25%	6.87%	5/8/2024	20,059	19,959	19,856
Alpha Packaging Holdings, Inc.	+*	(2) (3)	Containers, Packaging & Glass	L + 4.25%	7.05%	5/12/2020	16,860	16,830	16,813
AM Conservation Holding Corporation	+*	(2) (3)	Energy: Electricity	L + 4.50%	7.30%	10/31/2022	38,310	38,079	38,027
AQA Acquisition Holding, Inc.	^+*	(2) (3) (8)	High Tech Industries	L + 4.25%	7.05%	5/24/2023	19,148	19,111	18,978
Avalign Technologies, Inc.	+\	(2) (3)	Healthcare & Pharmaceuticals	L + 4.50%	7.00%	12/22/2025	13,000	12,874	12,848
Big Ass Fans, LLC	+*\	(2) (3)	Capital Equipment	L + 3.75%	6.55%	5/21/2024	14,052	13,973	13,840
Borchers, Inc.	^+*	(2) (3) (8)	Chemicals, Plastics & Rubber	L + 4.50%	7.30%	11/1/2024	15,589	15,533	15,545
Brooks Equipment Company, LLC	+*	(2) (3)	Construction & Building	L + 5.00%	7.71%	8/29/2020	5,948	5,940	5,935
Clearent Newco, LLC	^+	(2) (3) (8)	High Tech Industries	L + 4.00%	6.52%	3/20/2024	23,093	22,702	22,819
DBI Holding, LLC	+*	(2) (3) (9)	Transportation: Cargo	L + 5.25%	7.76%	8/1/2021	34,494	34,276	25,400
DBI Holding, LLC	^		Transportation: Cargo	15% (100% PIK)	7.76%	2/1/2020	1,119	1,119	1,119
DecoPac, Inc.	^+*	(2) (3) (8)	Non-durable Consumer Goods	L + 4.25%	7.05%	9/29/2024	12,696	12,571	12,619
Dent Wizard International Corporation	+	(2) (3)	Automotive	L + 4.00%	6.51%	4/7/2022	24,256	24,183	24,110
DTI Holdco, Inc.	+*\	(2) (3)	High Tech Industries	L + 4.75%	7.28%	9/30/2023	19,081	18,941	17,793
EIP Merger Sub, LLC (Evolve IP)	+*	(2) (3) (4)	Telecommunications	L + 5.75%	8.27%	6/7/2022	22,358	21,923	21,788
EIP Merger Sub, LLC (Evolve IP)	*	(2) (3) (7)	Telecommunications	L + 5.75%	8.27%	6/7/2022	1,500	1,469	1,462
Eliassen Group, LLC	+	(2) (3)	Business Services	L + 4.50%	7.00%	11/5/2024	6,250	6,226	6,202
Exactech, Inc.	+\	(2) (3)	Healthcare & Pharmaceuticals	L + 3.75%	6.27%	2/14/2025	12,903	12,849	12,741
Executive Consulting Group, LLC, Inc.	^+	(2) (3) (8)	Business Services	L + 4.50%	7.30%	6/20/2024	15,318	15,168	15,132
Golden West Packaging Group LLC	+*	(2) (3)	Containers, Packaging & Glass	L + 5.25%	7.77%	6/20/2023	30,180	29,978	29,760
HMT Holding Inc.	^+*	(2) (3) (8)	Energy: Oil & Gas	L + 4.50%	7.02%	11/17/2023	33,490	32,902	33,172
J.S. Held, LLC	+*	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.50%	7.30%	9/25/2024	20,309	20,137	19,998
Jensen Hughes, Inc.	^+*	(2) (3) (8)	Utilities: Electric	L + 4.50%	7.30%	3/22/2024	27,978	27,896	27,382
Kestra Financial, Inc.	+*	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.25%	6.76%	6/24/2022	21,744	21,547	21,690
MAG DS Corp.	^+	(2) (3) (8)	Aerospace & Defense	L + 4.75%	7.27%	6/6/2025	22,885	22,679	22,665
Maravai Intermediate Holdings, LLC	+\	(2)	Healthcare & Pharmaceuticals	L + 4.25%	6.81%	8/2/2025	29,925	29,640	29,578

Consolidated Schedule of Investments as of December 31, 2018
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
First Lien Debt (99.91% of fair value)
Mold-Rite Plastics, LLC	+	(2) (3)	Chemicals, Plastics & Rubber	L + 4.50%	7.30%	12/14/2021	$14,850	$14,793	$14,762
MSHC, Inc.	^+*	(2) (3) (8)	Construction & Building	L + 4.25%	6.89%	7/31/2023	23,579	23,514	23,088
Newport Group Holdings II, Inc.	+\	(2)	Banking, Finance, Insurance & Real Estate	L + 3.75%	6.54%	9/13/2025	17,790	17,666	17,564
North American Dental Management, LLC	^+*	(2) (3) (8)	Healthcare & Pharmaceuticals	L + 5.25%	8.04%	7/7/2023	37,781	37,329	37,093
North Haven CA Holdings, Inc.	^+*	(2) (3) (8)	Business Services	L + 4.50%	7.02%	10/2/2023	35,139	34,789	34,401
Odyssey Logistics & Technology Corporation	+*\	(2) (3)	Transportation: Cargo	L + 4.00%	6.52%	10/12/2024	39,680	39,496	39,149
Output Services Group	^+\	(2) (3) (8)	Media: Advertising, Printing & Publishing	L + 4.25%	6.77%	3/27/2024	17,400	17,338	16,663
PAI Holdco, Inc.	+*	(2) (3)	Automotive	L + 4.25%	7.05%	1/5/2025	19,727	19,637	19,459
Park Place Technologies, Inc.	+\	(2) (3)	High Tech Industries	L + 4.00%	6.52%	3/29/2025	15,922	15,856	15,639
Pasternack Enterprises, Inc.	+	(2) (3)	Capital Equipment	L + 4.00%	6.52%	7/2/2025	20,076	20,076	19,745
Pharmalogic Holdings Corp.	^+	(2) (3) (8)	Healthcare & Pharmaceuticals	L + 4.00%	6.52%	6/11/2023	7,017	6,995	6,949
Ping Identity Corporation	+\	(2) (3)	High Tech Industries	L + 3.75%	6.27%	1/25/2025	4,975	4,956	4,915
Premier Senior Marketing, LLC	*	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.25%	6.75%	11/30/2025	4,953	4,953	4,875
Premise Health Holding Corp.	^+\	(2) (3) (8)	Healthcare & Pharmaceuticals	L + 3.75%	6.55%	7/10/2025	13,862	13,805	13,717
Propel Insurance Agency, LLC	^+	(2) (3) (8)	Banking, Finance, Insurance & Real Estate	L + 4.25%	6.75%	6/1/2024	21,088	20,535	20,628
PSI Services, LLC	^+*	(2) (3) (8)	Business Services	L + 5.00%	7.52%	1/20/2023	29,919	29,469	29,239
Q Holding Company	+*	(2) (3)	Automotive	L + 5.00%	7.52%	12/18/2021	17,099	17,058	16,969
QW Holding Corporation (Quala)	^+*	(2) (3) (8)	Environmental Industries	L + 6.75%	9.22%	8/31/2022	9,704	9,338	9,489
RevSpring, Inc.	+*\	(2) (3)	Media: Advertising, Printing & Publishing	L + 4.25%	7.05%	10/11/2025	20,000	19,953	19,680
Situs Group Holdings Corporation	+	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.50%	7.02%	2/26/2023	8,915	8,892	8,887
Surgical Information Systems, LLC	+*	(2) (3) (7)	High Tech Industries	L + 4.85%	7.37%	4/24/2023	27,708	27,494	27,171
Systems Maintenance Services Holding, Inc.	+*	(2) (3)	High Tech Industries	L + 5.00%	7.52%	10/28/2023	24,010	23,907	17,842
T2 Systems Canada, Inc.	+	(2) (3)	Transportation: Consumer	L + 6.75%	9.34%	9/28/2022	2,646	2,598	2,630
T2 Systems, Inc.	^+*	(2) (3) (8)	Transportation: Consumer	L + 6.75%	9.34%	9/28/2022	15,775	15,484	15,677
The Original Cakerie, Co. (Canada)	+*	(2) (3)	Beverage, Food & Tobacco	L + 5.00%	7.50%	7/20/2022	9,019	8,968	8,932
The Original Cakerie, Ltd. (Canada)	+	(2) (3) (8)	Beverage, Food & Tobacco	L + 4.50%	7.02%	7/20/2022	6,957	6,917	6,883
ThoughtWorks, Inc.	+*\	(2) (3)	Business Services	L + 4.00%	6.52%	10/12/2024	11,944	11,909	11,770
U.S. Acute Care Solutions, LLC	+*	(2) (3)	Healthcare & Pharmaceuticals	L + 5.00%	7.52%	5/15/2021	31,705	31,540	31,395
U.S. TelePacific Holdings Corp.	+*\	(2) (3)	Telecommunications	L + 5.00%	7.80%	5/2/2023	26,660	26,459	24,768

Consolidated Schedule of Investments as of December 31, 2018
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
First Lien Debt (99.91% of fair value)
Upstream Intermediate, LLC	^+	(2) (3) (8)	Healthcare & Pharmaceuticals	L + 4.25%	6.77%	1/3/2024	$17,939	$17,863	$17,677
Valet Waste Holdings, Inc.	+\	(2) (3)	Construction & Building	L + 4.00%	6.52%	9/28/2025	11,970	11,947	11,902
Valicor Environmental Services, LLC	^+*	(2) (3) (8)	Environmental Industries	L + 4.75%	7.27%	6/1/2023	33,410	32,914	32,995
WIRB - Copernicus Group, Inc.	^+*	(2) (3) (8)	Healthcare & Pharmaceuticals	L + 4.25%	6.77%	8/15/2022	17,194	17,098	16,931
WRE Holding Corp.	^+*	(2) (3) (8)	Environmental Industries	L + 5.00%	7.52%	1/3/2023	7,238	7,162	6,993
Zywave, Inc.	^+*	(2) (3) (8)	High Tech Industries	L + 5.00%	7.52%	11/17/2022	18,050	17,914	17,991
First Lien Debt Total								$1,197,499	$1,172,460
Second Lien Debt (0.09% of fair value)
Zywave, Inc.	*	(2) (3)	High Tech Industries	L + 9.00%	11.65%	11/17/2023	$1,050	$1,038	$1,048
Second Lien Debt Total								$1,038	$1,048
Total Investments								$1,198,537	$1,173,508

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
Debt
Credit Fund Facilities
The Credit Fund, Credit Fund Sub and Credit Fund Warehouse II are party to separate credit facilities as described below. In addition, until May 15, 2019, the 2019-2 Issuer (formerly know as the Credit Fund Warehouse) was party to the Credit Fund Warehouse Facility. As of September 30, 2019, Credit Fund, Credit Fund Sub and Credit Fund Warehouse II were in compliance with all covenants and other requirements of their respective credit facility agreements. As of December 31, 2018, Credit Fund, Credit Fund Sub and Credit Fund Warehouse were in compliance with all covenants and other requirements of their respective credit facility agreements. Below is a summary of the borrowings and repayments under the credit facilities for the three month and nine month periods ended 2019 and 2018, and the outstanding balances under the credit facilities for the respective periods.

	Credit Fund Facility		Credit Fund Sub Facility		Credit Fund Warehouse Facility		Credit Fund Warehouse II Facility
	2019	2018	2019	2018	2019	2018	2019	2018
Three Month Period Ended September 30,
Outstanding balance, beginning of period	$80,000	$114,000	$384,493	$450,950	$—	N/A	$—	N/A
Borrowings	32,500	27,000	35,500	101,300	—	N/A	77,935	N/A
Repayments	(18,500)	(19,000)	(76,987)	—	—	N/A	—	N/A
Outstanding balance, end of period	$94,000	$122,000	$343,006	$552,250	$—	N/A	$77,935	N/A

Nine month periods ended September 30,
Outstanding Borrowing, beginning of period	$112,000	$85,750	$471,134	$377,686	$101,044	N/A	$—	N/A
Borrowings	83,200	74,150	144,370	210,565	34,544	N/A	77,935	N/A
Repayments	(101,200)	(37,900)	(272,498)	(36,001)	(135,588)	N/A	—	N/A
Outstanding balance, end of period	$94,000	$122,000	$343,006	$552,250	$—	N/A	$77,935	N/A
Credit Fund Facility. On June 24, 2016, Credit Fund entered into the Credit Fund Facility with the Company, which was subsequently amended on June 5, 2017, October 2, 2017, November 3, 2017, June 22, 2018 and June 29, 2018, pursuant to which Credit Fund may from time to time request mezzanine loans from the Company. The maximum principal amount of the Credit Fund Facility is $175,000. The maturity date of the Credit Fund Facility is March 22, 2020. Amounts borrowed under the Credit Fund Facility bear interest at a rate of LIBOR plus 9.00%.
Credit Fund Sub Facility. On June 24, 2016, Credit Fund Sub closed on the Credit Fund Sub Facility with lenders, which was subsequently amended on May 31, 2017, October 27, 2017 and August 24, 2018. The Credit Fund Sub Facility provides for secured borrowings during the applicable revolving period up to an amount equal to $640,000. The facility is secured by a first lien security interest in substantially all of the portfolio investments held by Credit Fund Sub. The maturity date of the Credit Fund Sub Facility is May 22, 2024. Amounts borrowed under the Credit Fund Sub Facility bear interest at a rate of LIBOR plus 2.25%.
Credit Fund Warehouse Facility. On November 26, 2018, Credit Fund Warehouse closed on the Credit Fund Warehouse Facility with lenders. The Credit Fund Warehouse Facility provided for secured borrowings during the applicable revolving period up to an amount equal to $150,000. The Credit Fund Warehouse Facility was secured by a first lien security interest in substantially all of the portfolio investments held by the Credit Fund Warehouse. The maturity date of the Credit Fund Warehouse Facility was November 26, 2019. Amounts borrowed under the Credit Fund Warehouse Facility bore interest at a rate of LIBOR plus 1.05%. Effective May 15, 2019, the Warehouse Facility changed its name from “MMCF Warehouse, LLC” to “MMCF CLO 2019-2, LLC” and secured borrowings outstanding were repaid in connection with the 2019-2 Debt Securitization.
Credit Fund Warehouse II Facility. MMCF Warehouse II, LLC On August 16, 2019, Credit Fund Warehouse II closed on a revolving credit facility (the "Credit Fund Warehouse II Facility") with lenders. The Credit Fund Warehouse II Facility provides for secured borrowings during the applicable revolving period up to an amount equal to $150,000. The Credit Fund Warehouse II Facility is secured by a first lien security interest in substantially all of the portfolio investments held by the Credit Fund Warehouse II Facility. The maturity date of the Credit Fund Warehouse II Facility is August 16, 2022. Amounts borrowed under the Credit Fund Warehouse II Facility bear interest at a rate of LIBOR plus 1.05% for the first 12 months and LIBOR plus 1.15% for the next 12 months.
2017-1 Notes
On December 19, 2017, Credit Fund completed the 2017-1 Debt Securitization. The notes offered in the 2017-1 Debt Securitization (the “2017-1 Notes”) were issued by the 2017-1 Issuer, a wholly owned and consolidated subsidiary of Credit Fund, and are secured by a diversified portfolio of the 2017-1 Issuer consisting primarily of first and second lien senior secured loans. The 2017-1 Debt Securitization was executed through a private placement of the 2017-1 Notes, consisting of:

•	$231,700 of Aaa/AAA Class A-1 Notes, which bear interest at the three-month LIBOR plus 1.17%;

•	$48,300 of Aa2/AA Class A-2 Notes, which bear interest at the three-month LIBOR plus 1.50%;

•	$15,000 of A2/A Class B-1 Notes, which bear interest at the three-month LIBOR plus 2.25%;

•	$9,000 of A2/A Class B-2 Notes which bear interest at 4.30%;

•	$22,900 of Baa2/BBB Class C Notes which bear interest at the three-month LIBOR plus 3.20%; and

•	$25,100 of Ba2/BB Class D Notes which bear interest at the three-month LIBOR plus 6.38%.
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
As of September 30, 2019 and December 31, 2018, the 2017-1 Issuer was in compliance with all covenants and other requirements of the indenture.
2019-2 Notes
On May 21, 2019, Credit Fund completed the 2019-2 Debt Securitization. The notes offered in the 2019-2 Debt Securitization (the “2019-2 Notes”) were issued by the 2019-2 Issuer, a wholly owned and consolidated subsidiary of Credit Fund, and are secured by a diversified portfolio of the 2019-2 Issuer consisting primarily of first and second lien senior secured loans. The 2019-2 Debt Securitization was executed through a private placement of the 2019-2 Notes, consisting of:

•	$233,000 of Aaa/AAA Class A-1 Notes, which bear interest at the three-month LIBOR plus 1.50%;

•	$48,000 of Aa2/AA Class A-2 Notes, which bear interest at the three-month LIBOR plus 2.40%;

•	$23,000 of A2/A Class B Notes, which bear interest at the three-month LIBOR plus 3.45%;

•	$27,000 of Baa2/BBB- Class C Notes which bear interest at the three-month LIBOR plus 4.55%; and

•	$21,000 of Ba2/BB- Class D Notes which bear interest at the three-month LIBOR plus 8.03%.
The 2019-2 Notes are scheduled to mature on April 15, 2029. Credit Fund received 100% of the preferred interests issued by the 2019-2 Issuer (the “2019-2 Issuer Preferred Interests”) on the closing date of the 2019-2 Debt Securitization in exchange for Credit Fund’s contribution to the 2019-2 Issuer of the initial closing date loan portfolio. The 2019-2 Issuer Preferred Interests do not bear interest and had a nominal value of $48,300 at closing.
As of September 30, 2019, the 2019-2 Issuer was in compliance with all covenants and other requirements of the indenture.
6. BORROWINGS
The Company and the SPV are party to credit facilities as described below. In accordance with the Investment Company Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 150% after such borrowing. As of September 30, 2019 and December 31, 2018, asset coverage was 181.16% and 210.31%, respectively. As of September 30, 2019 and December 31, 2018, the Company and the SPV were in compliance with all covenants and other requirements of their respective credit facility agreements. Below is a summary of the the borrowings and repayments under the credit facilities for the three month and nine month periods ended 2019 and 2018, and the outstanding balances under the credit facilities for the respective periods.

	For the three month periods ended		For the nine month periods ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Outstanding Borrowing, beginning of period	$649,397	$585,105	$514,635	$562,893
Borrowings	187,229	258,600	590,179	681,650
Repayments	(79,709)	(289,406)	(347,897)	(690,244)
Foreign currency translation	(406)	—	(406)	—
Outstanding balance, end of period	$756,511	$554,299	$756,511	$554,299
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

Summary of Facilities
The Facilities consisted of the following as of September 30, 2019 and December 31, 2018:

	September 30, 2019
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
SPV Credit Facility	$400,000	$254,281	$145,719	$20,685
Credit Facility	593,000	502,230	90,770	90,770
Total	$993,000	$756,511	$236,489	$111,455

	December 31, 2018
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
SPV Credit Facility	$400,000	$224,135	$175,865	$2,547
Credit Facility	413,000	290,500	122,500	122,500
Total	$813,000	$514,635	$298,365	$125,047

(1)	The unused portion is the amount upon which commitment fees are based.

(2)	Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
As of September 30, 2019 and December 31, 2018, $3,232 and $2,978, respectively, of interest expense, $257 and $205, respectively, of unused commitment fees and $23 and $23, respectively, of other fees were included in interest and credit facility fees payable. As of September 30, 2019 and December 31, 2018, the weighted average interest rates were 4.16% and 4.67%, respectively, based on floating LIBOR rates.
For the three month and nine month periods ended September 30, 2019 and 2018, the components of interest expense and credit facility fees were as follows:

	For the three month periods ended		For the nine month periods ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Interest expense	$8,510	$5,922	$22,916	$16,897
Facility unused commitment fee	271	341	870	923
Amortization of deferred financing costs	244	210	746	664
Other fees	30	32	168	102
Total interest expense and credit facility fees	$9,055	$6,505	$24,700	$18,586
Cash paid for interest expense	$8,036	$6,803	$22,496	$17,555

Average principal debt outstanding	$755,035	$532,998	$663,766	$542,996
Weighted average interest rate	4.41%	4.35%	4.55%	4.10%
7. NOTES PAYABLE
On June 26, 2015, the Company completed the 2015-1 Debt Securitization. The 2015-1 Notes were issued by the 2015-1 Issuer, a wholly-owned and consolidated subsidiary of the Company. The 2015-1 Debt Securitization was executed through a private placement of the 2015-1 Notes, consisting of:

•	$160,000 of Aaa/AAA Class A-1A Notes;

•	$40,000 of Aaa/AAA Class A-1B Notes;

•	$27,000 of Aaa/AAA Class A-1C Notes; and

•	$46,000 of Aa2 Class A-2 Notes.
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
On August 30, 2018, the Company and the 2015-1 Issuer closed the 2015-1 Debt Securitization Refinancing. On the closing date of the 2015-1 Debt Securitization Refinancing, the 2015-1 Issuer, among other things:
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
The Investment Adviser serves as collateral manager to the 2015-1 Issuer under a collateral management agreement (the “Collateral Management Agreement”). Pursuant to the Collateral Management Agreement, the 2015-1 Issuer pays management fees (comprised of base management fees, subordinated management fees and incentive management fees) to the Investment Adviser for rendering collateral management services. As per the Collateral Management Agreement, for the period the Company retains all of the 2015-1 Issuer Preferred Interests, the Investment Adviser does not earn management fees for providing such collateral management services. The Company currently retains all of the 2015-1 Issuer Preferred Interests, thus the Investment Adviser did not earn any management fees from the 2015-1 Issuer for the three month and nine month periods ended September 30, 2019 and 2018. Any such waived fees may not be recaptured by the Investment Adviser.
Pursuant to an undertaking by the Company in connection with the 2015-1 Debt Securitization Refinancing, the Company has agreed to hold on an ongoing basis the 2015-1 Issuer Preferred Interests with an aggregate dollar purchase price at least equal to 5% of the aggregate outstanding amount of all collateral obligations by the 2015-1 Issuer for so long as any securities of the 2015-1 Issuer remain outstanding. As of September 30, 2019, the Company was in compliance with its undertaking.
The 2015-1 Issuer pays ongoing administrative expenses to the trustee, independent accountants, legal counsel, rating agencies and independent managers in connection with developing and maintaining reports, and providing required services in connection with the administration of the 2015-1 Issuer.
As of September 30, 2019, the 2015-1R Notes were secured by 60 first lien and second lien senior secured loans with a total fair value of approximately $530,090 and cash of $24,238. The pool of loans in the securitization must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture governing the 2015-1R Notes.
For the nine month periods ended September 30, 2019 and 2018, the weighted average interest rate, the effective annualized weighted average interest rates, which include amortization of debt issuance costs on the 2015-1R Notes and 2015-1 Notes, were 4.59% and 4.14%, respectively, based on floating LIBOR rates. As of September 30, 2019 and December 31, 2018 the weighted average interest rates were 4.29% and 4.42% respectively, based on floating LIBOR rates.
For the three month and nine month periods ended September 30, 2019 and 2018, the components of interest expense on the 2015-1R Notes and 2015-1 Notes were as follows:

	For the three month periods ended		For the nine month periods ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Interest expense	$4,966	$3,613	$15,460	$9,061
Amortization of deferred financing costs	62	837	185	938
Total interest expense and credit facility fees	$5,028	$4,450	$15,645	$9,999
Cash paid for interest expense	$5,348	$4,456	$15,748	$9,414

As of September 30, 2019 and December 31, 2018, $4,169 and $4,294, respectively, of interest expense was included in interest and credit facility fees payable.
8. COMMITMENTS AND CONTINGENCIES
A summary of significant contractual payment obligations was as follows as of September 30, 2019 and December 31, 2018:

	SPV Credit Facility and Credit Facility		2015-1R Notes
Payment Due by Period	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Less than 1 Year	$—	$—	$—	$—
1-3 Years	—	—	—	—
3-5 Years	756,511	514,635	—	—
More than 5 Years	—	—	449,200	449,200
Total	$756,511	$514,635	$449,200	$449,200
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of September 30, 2019 and December 31, 2018 for any such exposure.

We have in the past, currently are and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments.
The Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par Value as of
	September 30, 2019	December 31, 2018
Unfunded delayed draw commitments	$98,541	$97,261
Unfunded revolving term loan commitments	75,312	59,856
Total unfunded commitments	$173,853	$157,117
9. NET ASSETS
The Company has the authority to issue 200,000,000 shares of common stock, $0.01 per share par value.
On November 5, 2018, the Company’s Board of Directors approved a $100,000 stock repurchase program (the “Company Stock Repurchase Program”). The Company Stock Repurchase Program was in effect until the earlier of November 5, 2019 and the date the approved dollar amount has been used to repurchase shares. On November 4, 2019, the Company's Board of Directors authorized a 12-month extension of the program. Under such authorization, the Company Stock Repurchase Program will be in effect until the earlier November 5, 2020 and the date the approved dollar amount of $100,000 has been used to repurchase shares (inclusive of amounts already used). Since the inception of the Company Stock Repurchase Program through September 30, 2019, the Company has repurchased 3,554,527 shares of the Company's common stock at an average cost of $14.73 per share, or $52,372 in the aggregate, resulting in accretion to net assets per share of $0.14.
During the three month period ended September 30, 2019, the Company repurchased and extinguished 1,168,383 shares for $17,167. The following table summarizes capital activity during the three month period ended September 30, 2019:

	Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss) on Investments	Accumulated Net Unrealized Appreciation (Depreciation) on Investments	Total Net Assets
	Shares	Amount
Balance, beginning of period	60,181,859	$602	$1,144,000	$(1,633)	$11,679	$(51,354)	$(76,702)	$1,026,592
Repurchase of common stock	(1,168,383)	(12)	(17,155)	—	—	—	—	(17,167)
Net investment income (loss)	—	—	—	—	26,755	—	—	26,755
Net realized gain (loss) on investments	—	—	—	—	—	(10,909)	—	(10,909)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	—	(24,835)	(24,835)
Dividends declared	—	—	—	—	(21,835)	—	—	(21,835)
Balance, end of period	59,013,476	$590	$1,126,845	$(1,633)	$16,599	$(62,263)	$(101,537)	$978,601

During the nine month period ended September 30, 2019, the Company repurchased and extinguished 3,216,775 shares for $47,521. The following table summarizes capital activity during the nine month period ended September 30, 2019:

	Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss) on Investments	Accumulated Net Unrealized Appreciation (Depreciation) on Investments	Total Net Assets
	Shares	Amount
Balance, beginning of period	62,230,251	$622	$1,174,334	$(1,633)	$5,901	$(44,572)	$(71,434)	$1,063,218
Repurchase of common stock	(3,216,775)	(32)	(47,489)	—	—	—	—	(47,521)
Net investment income (loss)	—	—	—	—	82,288	—	—	82,288
Net realized gain (loss) on investments	—	—	—	—	—	(17,691)	—	(17,691)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	—	(30,103)	(30,103)
Dividends declared	—	—	—	—	(71,590)	—	—	(71,590)
Balance, end of period	59,013,476	$590	$1,126,845	$(1,633)	$16,599	$(62,263)	$(101,537)	$978,601
During the three month period ended September 30, 2018, the Company did not issue shares through the reinvestment of dividends. The following table summarizes capital activity during the three month period ended September 30, 2018:

	Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss) on Investments	Accumulated Net Unrealized Appreciation (Depreciation) on Investments	Total Net Assets
	Shares	Amount
Balance, beginning of period	62,568,651	$626	$1,179,432	$(1,633)	$9,561	$(41,902)	$(24,272)	$1,121,812
Reinvestment of dividends	—	—	—	—	—	—	—	—
Offering costs	—	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	—	25,685	—	—	25,685
Net realized gain (loss) on investments	—	—	—	—	—	(4,633)	—	(4,633)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	—	(14,972)	(14,972)
Dividends declared	—	—	—	—	(23,150)	—	—	(23,150)
Balance, end of period	62,568,651	$626	$1,179,432	$(1,633)	$12,096	$(46,535)	$(39,244)	$1,104,742

During the nine month period ended September 30, 2018, the Company issued 361,048 shares for $6,629, through the reinvestment of dividends. The following table summarizes capital activity during the nine month period ended September 30, 2018:

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
Basic and diluted earnings per common share were as follows:

	For the three month periods ended		For the nine month periods ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net increase (decrease) in net assets resulting from operations	$(8,989)	$6,080	$34,494	$40,275
Weighted-average common shares outstanding	59,587,941	62,568,651	60,644,479	62,546,168
Basic and diluted earnings per common share	$(0.15)	$0.10	$0.57	$0.64

The following table summarizes the Company’s dividends declared during the two most recent fiscal years and the current fiscal year to-date:

Date Declared	Record Date	Payment Date	Per Share Amount
March 20, 2017	March 20, 2017	April 24, 2017	$0.41
June 20, 2017	June 30, 2017	July 18, 2017	$0.37
August 7, 2017	September 29, 2017	October 18, 2017	$0.37
November 7, 2017	December 29, 2017	January 17, 2018	$0.37
December 13, 2017	December 29, 2017	January 17, 2018	$0.12	(1)
February 26, 2018	March 29, 2018	April 17, 2018	$0.37
May 2, 2018	June 29, 2018	July 17, 2018	$0.37
August 6, 2018	September 28, 2018	October 17, 2018	$0.37
November 5, 2018	December 28, 2018	January 17, 2019	$0.37
December 12, 2018	December 28, 2018	January 17, 2019	$0.20	(1)
February 22, 2019	March 29, 2019	April 17, 2019	$0.37
May 6, 2019	June 28, 2019	July 17, 2019	$0.37
June 17, 2019	June 28, 2019	July 17, 2019	$0.08	(1)
August 5, 2019	September 30, 2019	October 17, 2019	$0.37

(1)	Represents a special dividend.

10. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of consolidated financial highlights for the nine month periods ended September 30, 2019 and 2018:

	For the nine month periods ended
	September 30, 2019	September 30, 2018
Per Share Data:
Net asset value per share, beginning of period	$17.09	$18.12
Net investment income (loss) (1)	1.37	1.27
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	(0.81)	(0.62)
Net increase (decrease) in net assets resulting from operations	0.56	0.65
Dividends declared (2)	(1.19)	(1.11)
Accretion due to share repurchases	0.12	—
Net asset value per share, end of period	$16.58	$17.66
Market price per share, end of period	$14.40	$16.70

Number of shares outstanding, end of period	59,013,476	62,568,651
Total return based on net asset value (3)	3.98%	3.59%
Total return based on market price (4)	25.73%	(11.13)%
Net assets, end of period	$978,601	$1,104,742
Ratio to average net assets (5):
Expenses before incentive fees	6.50%	4.89%
Expenses after incentive fees	8.17%	6.37%
Net investment income (loss)	7.88%	6.97%
Interest expense and credit facility fees	3.86%	2.52%
Ratios/Supplemental Data:
Asset coverage, end of period	181.16%	210.09%
Portfolio turnover	24.35%	28.44%
Weighted-average shares outstanding	60,644,479	62,546,168

(1)	Net investment income (loss) per share was calculated as net investment income (loss) for the period divided by the weighted average number of shares outstanding for the period.

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

11. LITIGATION
The Company may become party to certain lawsuits in the ordinary course of business. The Company does not believe that the outcome of current matters, if any, will materially impact the Company or its consolidated financial statements. As of September 30, 2019 and December 31, 2018, the Company was not subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company.

In addition, portfolio investments of the Company could be the subject of litigation or regulatory investigations in the ordinary course of business. The Company does not believe that the outcome of any current contingent liabilities of its portfolio investments, if any, will materially affect the Company or these consolidated financial statements.
12. TAX
The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of September 30, 2019 and December 31, 2018.
In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. As of September 30, 2019 and December 31, 2018, the Company had filed tax returns and therefore is subject to examination.
The Company’s taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate. The estimated tax character of dividends declared for nine month periods ended September 30, 2019 and 2018 was as follows:

	For the nine month periods ended
	September 30, 2019	September 30, 2018
Ordinary income	$71,590	$69,451
Tax return of capital	$—	$—
13. SUBSEQUENT EVENTS
Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed below.
Subsequent to September 30, 2019, the Company borrowed $41,500 under the Credit Facility and the SPV Credit Facility. The Company also voluntarily repaid $53,743 under the Credit Facility and SPV Credit Facility.
On October 18, 2019, the maximum principal amount of the Credit Facility was increased from $593,000 to $688,000.
On November 4, 2019, the Board of Directors declared a quarterly dividend of $0.37, which is payable on January 17, 2020 to stockholders of record on December 31, 2019.

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
We are externally managed by our Investment Adviser, an investment adviser registered under the Advisers Act. Our Administrator provides the administrative services necessary for us to operate. Both our Investment Adviser and our Administrator are wholly owned subsidiaries of Carlyle Investment Management L.L.C., a subsidiary of Carlyle. Our Investment Adviser’s five-person investment committee is responsible for reviewing and approving our investment opportunities. The members of the investment committee have experience investing through different credit cycles. As of September 30, 2019, our Investment Adviser’s investment team included a team of 26 dedicated investment professionals. The five members of our Investment Adviser’s investment committee have an average of 26 years of industry experience. In addition, our Investment Adviser and its investment team are supported by a team of finance, operations and administrative professionals currently employed by Carlyle Employee Co., a wholly owned subsidiary of Carlyle.

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
PORTFOLIO AND INVESTMENT ACTIVITY
Below is a summary of certain characteristics of our investment portfolio as of September 30, 2019 and December 31, 2018.

	As of
	September 30, 2019	December 31, 2018
Fair value of investments	$2,126,688	$1,972,157
Count of investments	141	119
Count of portfolio companies / investment fund	110	96
Count of industries	28	27
Count of sponsors	63	57
Percentage of total investment fair value:
First lien debt	68.1%	68.1%
First lien/last out loans	10.0%	10.3%
Second lien debt	10.9%	9.1%
Total secured debt	89.0%	87.5%
Credit Fund	9.6%	11.3%
Equity investments	1.4%	1.2%

Percentage of debt investment fair value:
Floating rate (1)	99.7%	99.2%
Fixed interest rate	0.3%	0.8%
(1) Primarily subject to interest rate floors.

Our investment activity for the three month periods ended September 30, 2019 and 2018 is presented below (information presented herein is at amortized cost unless otherwise indicated):

	For the three month periods ended
	September 30, 2019	September 30, 2018
Investments:
Total investments, beginning of period	$2,152,317	$1,971,064
New investments purchased	235,812	228,534
Net accretion of discount on investments	2,867	2,328
Net realized gain (loss) on investments	(10,909)	(4,633)
Investments sold or repaid	(151,456)	(139,051)
Total Investments, end of period	$2,228,631	$2,058,242
Principal amount of investments funded:
First Lien Debt (excluding First Lien/Last Out)	$139,276	$181,334
First Lien/Last Out Unitranche	25,045	3,547
Second Lien Debt	39,500	11,766
Equity Investments	683	190
Investment Fund	32,500	34,500
Total	$237,004	$231,337
Principal amount of investments sold or repaid:
First Lien Debt (excluding First Lien/Last Out)	$(137,674)	$(98,023)
First Lien/Last Out Unitranche	—	(24,770)
Second Lien Debt	(9,498)	(1,801)
Equity Investments	—	—
Investment Fund	(18,500)	(19,000)
Total	$(165,672)	$(143,594)
Number of new funded investments	11	11
Average amount of new funded investments	$21,437	$20,776
Percentage of new funded debt investments at floating interest rates	97%	100%
Percentage of new funded debt investments at fixed interest rates	3%	—%
As of September 30, 2019 and December 31, 2018, investments consisted of the following:

	September 30, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt (excluding First Lien/Last Out)	$1,479,102	$1,447,303	$1,375,437	$1,343,422
First Lien/Last Out Unitranche	278,629	213,492	241,263	202,849
Second Lien Debt	231,552	232,135	179,434	178,958
Equity Investments	21,847	30,657	17,456	24,633
Investment Fund	217,501	203,101	230,001	222,295
Total	$2,228,631	$2,126,688	$2,043,591	$1,972,157

The weighted average yields (1) for our first and second lien debt, based on the amortized cost and fair value as of September 30, 2019 and December 31, 2018, were as follows:

	September 30, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt (excluding First Lien/Last Out)	8.65%	8.84%	9.16%	9.38%
First Lien/Last Out Unitranche	8.63%	11.27%	10.62%	12.63%
First Lien Debt Total	8.65%	9.15%	9.38%	9.80%
Second Lien Debt	10.62%	10.59%	11.04%	11.07%
First and Second Lien Debt Total	8.88%	9.33%	9.54%	9.94%

(1)
Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of September 30, 2019 and December 31, 2018. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.

Total weighted average yields (which includes the effect of accretion of discount and amortization of premiums) of our first and second lien debt investments as measured on an amortized cost basis decreased from 9.54% to 8.88% from December 31, 2018 to September 30, 2019. The decrease in weighted average yields was primarily due to a decrease in the effective LIBOR rate applicable to loans in the portfolio and the impact of loans on non-accrual status.
The following table summarizes the fair value of our performing and non-performing investments as of September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
	Fair Value	Percentage	Fair Value	Percentage
Performing	$2,112,975	99.36%	$1,957,830	99.27%
Non-accrual (1)	13,713	0.64	14,327	0.73
Total	$2,126,688	100.00%	$1,972,157	100.00%

(1)	For information regarding our non-accrual policy, see Note 2 to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
See the Consolidated Schedules of Investments as of September 30, 2019 and December 31, 2018 in our consolidated financial statements in Part I, Item 1 of this Form 10-Q for more information on these investments, including a list of companies and type and amount of investments.

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
Our Investment Adviser monitors and, when appropriate, changes the investment ratings assigned to each debt investment in our portfolio. In connection with our quarterly valuation process, our Investment Adviser reviews our investment ratings on a regular basis. The following table summarizes the Internal Risk Ratings as of September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
	Fair Value	% of Fair Value	Fair Value	% of Fair Value
(dollar amounts in millions)
Internal Risk Rating 1	$92.5	4.89%	$71.0	4.12%
Internal Risk Rating 2	1,402.9	74.12	1,302.9	75.52
Internal Risk Rating 3	184.4	9.74	208.4	12.08
Internal Risk Rating 4	187.6	9.91	105.1	6.09
Internal Risk Rating 5	24.5	1.29	23.5	1.36
Internal Risk Rating 6	1.0	0.05	14.3	0.83
Total	$1,892.9	100.00%	$1,725.2	100.00%

As of September 30, 2019 and December 31, 2018, the weighted average Internal Risk Rating of our debt investment portfolio was 2.3. As of September 30, 2019 and December 31, 2018, 17 and 12 of our debt investments, with an aggregate fair value of $213.1 million and $142.9 million, respectively, were assigned an Internal Risk Rating of 4-6 (“Watch List”). As of September 30, 2019 and December 31, 2018, five and two first lien debt investments, respectively, were on non-accrual status. The fair values of debt investments in the portfolio on non-accrual status were $13.7 million and $14.3 million, respectively, which represented approximately 0.64% and 0.73%, respectively, of total investments at fair value. The remaining first and second lien debt investments were performing and current on their interest payments as of September 30, 2019 and December 31, 2018.

During the nine month period ended September 30, 2019, eight investments with fair value of $184.1 million were downgraded to the Watch List due to changes in financial condition and performance of the respective portfolio companies, three investments with fair value of $59.2 million were upgraded and removed from the Watch List due to improved performance of the respective portfolio companies and one investment on Watch List with fair value of $9.5 million was sold.
CONSOLIDATED RESULTS OF OPERATIONS
For the three month and nine month periods ended September 30, 2019 and 2018
The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and losses and net change in unrealized appreciation and depreciation. As a result, quarterly comparisons may not be meaningful.
Investment Income
Investment income for the three month and nine month periods ended September 30, 2019 and 2018 was as follows:

	For the three month periods ended		For the nine month periods ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Investment income
First Lien Debt	$41,696	$39,437	$126,816	$110,801
Second Lien Debt	7,542	4,543	19,534	19,343
Equity Investments	—	—	247	63
Investment Fund	6,459	7,201	20,990	20,780
Cash	82	99	246	228
Total investment income	$55,779	$51,280	$167,833	$151,215
The increase in investment income for the three month period ended September 30, 2019 from the comparable period in 2018 was primarily driven by our increasing invested balance, partially offset by our lower interest and dividend income from Credit Fund. The increase in investment income for nine month period ended September 30, 2019 from the comparable period in 2018 was primarily driven by our increasing invested balance and an increase in LIBOR. As of September 30, 2019, the size of our portfolio increased to $2,228,631 from $2,058,242 as of September 30, 2018, at amortized cost, and total principal amount of investments outstanding increased to $2,254,342 from $2,089,143 as of September 30, 2018. As of September 30, 2019, the weighted average yield of our first and second lien debt investments decreased to 8.88% from 9.25% as of September 30, 2018 on amortized cost, primarily due to the decrease in LIBOR and loans placed on non-accrual status.
Interest income on our first and second lien debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of September 30, 2019 and 2018, five and three first lien debt investments, respectively, were on non-accrual status. Non-accrual investments had a fair value of $13,713 and $16,391 respectively, which represents approximately 0.6% and 0.8% of total investments at fair value, respectively. The remaining first and second lien debt investments were performing and current on their interest payments as of September 30, 2019 and 2018.
For the three month periods ended September 30, 2019 and 2018, the Company earned $1,756 and $1,925, respectively, in other income. The decrease in other income for the three month period ended September 30, 2019 from the comparable period in 2018 was due to lower prepayment fees, offset partially by higher underwriting fees. For the nine month periods ended September 30, 2019 and 2018, the Company earned $6,050 and $6,410, respectively, in other income. The decrease in other income for the nine month periods ended September 30, 2019 from the comparable period in 2018 was primarily driven by lower underwriting fees, offset partially by higher prepayment fees.
Our total dividend and interest income from investments in Credit Fund totaled $6,459 and $20,990 for the three month and nine month periods ended September 30, 2019, respectively, compared to total dividend and interest income of $7,201 and $20,780 for the three month and nine month periods ended September 30, 2018, respectively. The decrease for three month period ended September 30, 2019 from the comparable period in 2018, was primarily driven by the lower outstanding balance on the Mezzanine Loan.

Net investment income (loss) for the three month and nine month periods ended September 30, 2019 and 2018 was as follows:

	For the three month periods ended		For the nine month periods ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Total investment income	$55,779	$51,280	$167,833	$151,215
Net expenses (including excise tax expense)	29,024	25,595	85,545	72,190
Net investment income (loss)	$26,755	$25,685	$82,288	$79,025
Expenses

	For the three month periods ended		For the nine month periods ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Base management fees	$8,016	$7,543	$23,614	$22,031
Incentive fees	5,710	5,449	17,489	16,763
Professional fees	534	869	1,879	2,590
Administrative service fees	61	179	442	550
Interest expense	13,538	10,372	38,561	26,896
Credit facility fees	545	583	1,784	1,689
Directors’ fees and expenses	88	92	269	283
Other general and administrative	483	478	1,338	1,318
Excise tax expense	49	30	169	70
Net expenses	$29,024	$25,595	$85,545	$72,190

Interest expense and credit facility fees for the three month and nine month periods ended September 30, 2019 and 2018 were comprised of the following:

	For the three month periods ended		For the nine month periods ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Interest expense	$13,538	$10,372	$38,561	$26,896
Facility unused commitment fee	271	341	870	923
Amortization of deferred financing costs	243	210	745	664
Other fees	31	32	169	102
Total interest expense and credit facility fees	$14,083	$10,955	$40,345	$28,585
Cash paid for interest expense	$13,384	$11,259	$38,244	$26,969

Average principal debt outstanding	$1,204,235	$867,285	$1,112,966	$836,649
Weighted average interest rate	4.40%	4.33%	4.55%	4.12%
The increase in interest expense for the three month and nine month periods ended September 30, 2019 compared to the comparable periods in 2018 was primarily driven by increased drawings under the Facilities related to increased deployment of capital for investments.

Below is a summary of the base management fees and incentive fees incurred during the three month and nine month periods ended September 30, 2019 and 2018.

	For the three month periods ended		For the nine month periods ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Base management fees	$8,016	$7,543	$23,614	$22,031
Incentive fees on pre-incentive fee net investment income	5,710	5,449	17,489	16,763
Realized capital gains incentive fees	—	—	—	—
Accrued capital gains incentive fees	—	—	—	—
Total capital gains incentive fees	—	—	—	—
Total incentive fees	5,710	5,449	17,489	16,763
Total base management fees and incentive fees	$13,726	$12,992	$41,103	$38,794
The increase in base management fees and incentive fees related to pre-incentive fee net investment income for the three month and nine month periods ended September 30, 2019 from the comparable periods in 2018 were driven by our deployment of capital and increasing invested balance.
For the three month and nine month periods ended September 30, 2019 and 2018, there were no accrued capital gains incentive fees based upon the cumulative net realized and unrealized appreciation (depreciation) as of September 30, 2019 and 2018. The accrual for any capital gains incentive fee under accounting principles generally accepted in the United States (“U.S. GAAP”) in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. See Note 4 to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q for more information on the incentive and base management fees.
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
Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) on Investments
During the three month and nine month periods ended September 30, 2019, we had realized gains on one and five investments, respectively, totaling approximately $208 and $2,899, respectively, which were offset by realized losses on three and six investments, respectively, totaling approximately $11,117 and $20,590, respectively. During the three month and nine month periods ended September 30, 2019, we had a change in unrealized appreciation on 76 and 99 investments, respectively, totaling approximately $20,081 and $40,426, respectively, which was offset by a change in unrealized depreciation on 56 and 53 investments, respectively, totaling approximately $45,322 and $70,935, respectively. During the three month and nine month periods ended September 30, 2018, we had realized gains on zero and two investments, respectively, totaling approximately $0 and $1,777, respectively, which were offset by realized losses on 2 and 5 investments, respectively, totaling approximately $4,633 and $4,764, respectively. During the three month and nine month periods ended September 30, 2018, we had a change in unrealized appreciation on 46 and 70 investments, respectively, totaling approximately $11,082 and $16,797, respectively, which was offset by a change in unrealized depreciation on 65 and 62 investments, respectively, totaling approximately $26,054 and $52,560, respectively.

Net realized gain (loss) and net change in unrealized appreciation (depreciation) by the type of investments for the three month and nine month periods ended September 30, 2019 and 2018 were as follows:

	For the three month periods ended		For the nine month periods ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net realized gain (loss) on investments	$(10,909)	$(4,633)	$(17,725)	$(2,987)
Net change in unrealized appreciation (depreciation) on investments	(25,241)	(14,972)	(30,509)	(35,763)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	$(36,150)	$(19,605)	$(48,234)	$(38,750)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) by the type of investments for the three month and nine month periods ended September 30, 2019 and 2018 were as follows:

	For the three month periods ended				For the nine month periods ended
	September 30, 2019		September 30, 2018		September 30, 2019		September 30, 2018
Type	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)
First Lien Debt	$(10,909)	$(23,196)	$(4,633)	$(15,513)	$(20,382)	$(26,507)	$(4,764)	$(35,784)
Second Lien Debt	—	(593)	—	(140)	—	1,059	2	(1,294)
Equity Investments	—	833	—	782	2,657	1,633	1,775	2,177
Investment Fund	—	(2,285)	—	(101)	—	(6,694)	—	(862)
Total	$(10,909)	$(25,241)	$(4,633)	$(14,972)	$(17,725)	$(30,509)	$(2,987)	$(35,763)
Net change in unrealized appreciation in our investments for the three month and nine month periods ended September 30, 2019 compared to the comparable period in 2018 was primarily due to changes in various inputs utilized under our valuation methodology, including, but not limited to, market spreads, enterprise value multiples, leverage multiples and borrower ratings, and the impact of exits.
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
Together with Credit Partners, the Company co-invests through Credit Fund. Investment opportunities for Credit Fund are sourced primarily by the Company and its affiliates. Portfolio and investment decisions with respect to Credit Fund must be unanimously approved by a quorum of Credit Fund’s investment committee consisting of an equal number of representatives of the Company and Credit Partners. Therefore, although the Company owns more than 25% of the voting securities of Credit Fund, the Company does not believe that it has control over Credit Fund (other than for purposes of the Investment Company Act). Middle Market Credit Fund SPV, LLC (the “Credit Fund Sub”), MMCF CLO 2017-1 LLC (the “2017-1 Issuer”), MMCF CLO 2019-2, LLC (the "2019-2 Issuer", formerly known as MMCF Credit Warehouse, LLC (the "Credit Fund Warehouse")) and MMCF Warehouse II, LLC (the "Credit Fund Warehouse II"), each a Delaware limited liability company, were formed on April 5, 2016, October 6, 2017 November 26, 2018 and August 16, 2019, respectively. Credit Fund Sub, the 2017-1 Issuer, the 2019-2 Issuer, and Credit Fund Warehouse II are wholly owned subsidiaries of Credit Fund and are consolidated in Credit Fund’s consolidated financial statements commencing from the date of their respective formations. Credit Fund Sub, the 2017-1 Issuer, the 2019-2 Issuer and Credit Fund Warehouse II primarily invest in first lien loans of middle market companies. Credit Fund and its wholly owned subsidiaries follow the same Internal Risk Rating System as the Company. Refer to "Debt" below for discussions regarding the credit facilities entered into and the notes issued by such wholly-owned subsidiaries.
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
Selected Financial Data
Since inception of Credit Fund and through September 30, 2019 and December 31, 2018, the Company and Credit Partners each made capital contributions of $1 and $1 in members’ equity, respectively, and $123,500 and $118,000 in subordinated loans, respectively, to Credit Fund. Below is certain summarized consolidated financial information for Credit Fund as of September 30, 2019 and December 31, 2018.

	September 30, 2019	December 31, 2018
	(unaudited)
Selected Consolidated Balance Sheet Information
ASSETS
Investments, at fair value (amortized cost of $1,282,024 and $1,198,537, respectively)	$1,270,328	$1,173,508
Cash and cash equivalents	83,062	55,699
Other assets	12,690	6,848
Total assets	$1,366,080	$1,236,055
LIABILITIES AND MEMBERS’ EQUITY
Secured borrowings	$420,941	$572,178
Notes payable, net of unamortized debt issuance costs of $3,546 and $1,849, respectively	603,394	309,114
Mezzanine loans (1)	94,000	112,000
Other liabilities	22,603	34,195
Subordinated loans and members’ equity (1)	225,142	208,568
Liabilities and members’ equity	$1,366,080	$1,236,055
(1) As of September 30, 2019 and December 31, 2018, the Company’s ownership interest in the subordinated loans and members’ equity was $109,101 and $110,295, respectively, and $94,000 and $112,000, respectively, in the mezzanine loans.

	For the three month periods ended		For the nine month periods ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(unaudited)
Selected Consolidated Statement of Operations Information:
Total investment income	$24,659	$21,738	$70,999	$60,129
Expenses
Interest and credit facility expenses	15,094	13,858	45,495	37,615
Other expenses	496	796	1,409	1,565
Total expenses	15,590	14,654	46,904	39,180
Net investment income (loss)	9,069	7,084	24,095	20,949
Net realized gain (loss) on investments	—	—	(8,353)	—
Net change in unrealized appreciation (depreciation) on investments	3,107	314	13,333	427
Net increase (decrease) resulting from operations	$12,176	$7,398	$29,075	$21,376

Below is a summary of Credit Fund’s portfolio, followed by a listing of the loans in Credit Fund's portfolio, as of September 30, 2019 and December 31, 2018:

	As of September 30, 2019	As of December 31, 2018
Senior secured loans (1)	$1,285,262	$1,207,913
Weighted average yields of senior secured loans based on amortized cost (2)	6.81%	7.16%
Weighted average yields of senior secured loans based on fair value (2)	6.85%	7.32%
Number of portfolio companies in Credit Fund	63	60
Average amount per portfolio company (1)	$20,401	$20,132
Number of loans on non-accrual status	1	1
Fair value of loans on non-accrual status	$21,150	$25,400
Percentage of portfolio at floating interest rates (3)	98.3%	99.9%
Percentage of portfolio at fixed interest rates	1.7%	0.1%
Fair value of loans with PIK provisions	$51,642	$1,119
Percentage of portfolio with PIK provisions	4.1%	0.1%

(1)	At par/principal amount.

(2)
Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of September 30, 2019 and December 31, 2018. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.

(3)	Floating rate debt investments are primarily subject to interest rate floors.

Consolidated Schedule of Investments as of September 30, 2019
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
First Lien Debt (98.28% of fair value)
Achilles Acquisition, LLC	+\	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.00%	6.06%	10/11/2025	$17,910	$17,817	$17,860
Acrisure, LLC	+\	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.25%	6.35%	11/22/2023	20,727	20,690	20,598
Acrisure, LLC	\	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 3.75%	5.85%	11/22/2023	11,850	11,840	11,658
Advanced Instruments, LLC	^+*\	(2) (3) (8)	Healthcare & Pharmaceuticals	L + 5.25%	7.29%	10/31/2022	35,825	35,746	35,706
Ahead, LLC	^+\	(2) (3) (8)	High Tech Industries	L + 4.25%	6.34%	5/8/2024	25,944	25,751	25,731
Alpha Packaging Holdings, Inc.	+*\	(2) (3)	Containers, Packaging & Glass	L + 4.25%	6.35%	5/12/2020	16,728	16,714	16,693
AmeriLife Group, LLC	^	(2) (3) (8)	Banking, Finance, Insurance & Real Estate	L + 4.50%	6.54%	6/5/2026	14,875	14,802	14,772
Anchor Packaging, LLC		(2) (3) (8)	Durable Consumer Goods	L + 4.00%	6.04%	7/11/2026	20,513	20,411	20,453
API Technologies Corp.	+\	(2) (3)	Aerospace & Defense	L + 4.25%	6.29%	5/9/2026	14,963	14,888	14,823
Aptean, Inc.	+\	(2) (3)	Software	L + 4.25%	6.35%	4/23/2026	12,438	12,375	12,367
AQA Acquisition Holding, Inc.	^*\	(2) (3) (8)	High Tech Industries	L + 4.25%	6.35%	5/24/2023	19,002	18,962	18,895
Avalign Technologies, Inc.	^+\	(2) (3) (8)	Healthcare & Pharmaceuticals	L + 4.50%	6.70%	12/22/2025	14,778	14,642	14,725
Big Ass Fans, LLC	+*\	(2) (3)	Capital Equipment	L + 3.75%	5.85%	5/21/2024	13,945	13,873	13,888
Borchers, Inc.	^+*\	(2) (3) (8)	Chemicals, Plastics & Rubber	L + 4.50%	6.60%	11/1/2024	15,116	15,069	15,113
Brooks Equipment Company, LLC	+*	(2) (3)	Construction & Building	L + 5.00%	7.12%	8/29/2020	5,439	5,434	5,435
Clarity Telecom LLC.	+	(2) (3)	Media: Broadcasting & Subscription	L + 4.50%	6.54%	6/20/2026	15,000	14,852	14,900
Clearent Newco, LLC	^+\	(2) (3) (8)	High Tech Industries	L + 5.50%	7.51%	3/20/2024	29,783	29,469	29,416
Datto, Inc.	+\	(2) (3)	High Tech Industries	L + 4.25%	6.29%	4/2/2026	12,469	12,407	12,485
DecoPac, Inc.	^+*\	(2) (3) (8)	Non-durable Consumer Goods	L + 4.25%	6.33%	9/29/2024	12,636	12,528	12,597
Dent Wizard International Corporation	+\	(2) (3)	Automotive	L + 4.00%	6.05%	4/7/2022	36,973	36,901	36,836
DTI Holdco, Inc.	+*\	(2) (3)	High Tech Industries	L + 4.75%	7.01%	9/30/2023	18,934	18,813	17,277
EIP Merger Sub, LLC (Evolve IP)	+*	(2) (3) (4)	Telecommunications	L + 5.75%	7.79%	6/7/2022	1,500	1,473	1,490
EIP Merger Sub, LLC (Evolve IP)	*	(2) (3) (7)	Telecommunications	L + 5.75%	7.79%	6/7/2022	22,131	21,784	21,943
Eliassen Group, LLC	+\	(2) (3)	Business Services	L + 4.50%	6.54%	11/5/2024	7,590	7,556	7,590
Exactech, Inc.	+\	(2) (3)	Healthcare & Pharmaceuticals	L + 3.75%	5.79%	2/14/2025	12,802	12,753	12,723
Executive Consulting Group, LLC, Inc.	^+\	(2) (3) (8)	Business Services	L + 4.50%	6.54%	6/20/2024	15,202	15,060	15,202
Golden West Packaging Group LLC	+*\	(2) (3)	Containers, Packaging & Glass	L + 5.25%	7.29%	6/20/2023	29,939	29,765	29,595
HMT Holding Inc.	^+*\	(2) (3) (8)	Energy: Oil & Gas	L + 4.50%	6.50%	11/17/2023	36,939	36,431	36,643
Jensen Hughes, Inc.	^+*\	(2) (3) (8)	Utilities: Electric	L + 4.50%	6.57%	3/22/2024	33,356	33,189	32,846
KAMC Holdings, Inc.		(2) (3)	Energy: Electricity	L + 4.00%	6.18%	8/14/2026	14,000	13,931	13,940
MAG DS Corp.	^+\	(2) (3) (8)	Aerospace & Defense	L + 4.75%	6.79%	6/6/2025	27,529	27,291	27,367
Maravai Intermediate Holdings, LLC	+\	(2) (3)	Healthcare & Pharmaceuticals	L + 4.25%	6.31%	8/2/2025	29,700	29,443	29,424

Consolidated Schedule of Investments as of September 30, 2019
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
First Lien Debt (98.36% of fair value) (continued)
Marco Technologies, LLC	^+\	(2) (3) (8)	Media: Advertising, Printing & Publishing	L + 4.25%	6.51%	10/30/2023	$7,481	$7,425	$7,481
Mold-Rite Plastics, LLC	+\	(2) (3)	Chemicals, Plastics & Rubber	L + 4.25%	6.29%	12/14/2021	14,557	14,514	14,525
MSHC, Inc.	^+*\	(2) (3) (8)	Construction & Building	L + 4.25%	6.29%	7/31/2023	34,315	34,196	33,969
Newport Group Holdings II, Inc.	+\	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 3.75%	5.90%	9/13/2025	23,775	23,538	23,659
North American Dental Management, LLC	^+*\	(3) (8)	Healthcare & Pharmaceuticals	P + 4.25%	9.25%	7/7/2023	39,160	38,586	39,160
Odyssey Logistics & Technology Corporation	+*\	(2) (3)	Transportation: Cargo	L + 4.00%	6.04%	10/12/2024	39,013	38,852	38,743
Output Services Group	^+\	(2) (3) (8)	Media: Advertising, Printing & Publishing	L + 4.50%	6.54%	3/27/2024	17,268	17,215	17,053
PAI Holdco, Inc.	+*\	(2) (3)	Automotive	L + 4.25%	6.35%	1/5/2025	19,579	19,501	19,558
Park Place Technologies, Inc.	+\	(2) (3)	High Tech Industries	L + 4.00%	6.04%	3/29/2025	19,792	19,712	19,729
Pasternack Enterprises, Inc.	+\	(2) (3)	Capital Equipment	L + 4.00%	6.04%	7/2/2025	22,813	22,798	22,697
Pharmalogic Holdings Corp.	+\	(2) (3)	Healthcare & Pharmaceuticals	L + 4.00%	6.04%	6/11/2023	11,349	11,323	11,349
Ping Identity Corporation	+\	(2) (3)	High Tech Industries	L + 3.75%	5.79%	1/25/2025	1,540	1,535	1,535
Premise Health Holding Corp.	^+\	(2) (3) (8)	Healthcare & Pharmaceuticals	L + 3.50%	5.60%	7/10/2025	13,758	13,697	13,666
Propel Insurance Agency, LLC	^+\	(2) (3) (8)	Banking, Finance, Insurance & Real Estate	L + 4.25%	6.60%	6/1/2024	22,589	22,088	22,493
PSI Services, LLC	^+*\	(2) (3) (8)	Business Services	L + 5.00%	7.08%	1/20/2023	30,219	29,842	30,219
Q Holding Company	+*\	(2) (3)	Automotive	L + 5.00%	7.04%	12/18/2021	22,010	21,948	21,850
QW Holding Corporation (Quala)	^+*	(2) (3) (8)	Environmental Industries	L + 5.75%	7.77%	8/31/2022	10,522	10,322	10,437
Radiology Partners, Inc.	+\	(2) (3)	Healthcare & Pharmaceuticals	L + 4.75%	7.19%	7/9/2025	28,792	28,658	28,254
RevSpring Inc.	+*\	(2) (3)	Media: Advertising, Printing & Publishing	L + 4.25%	6.29%	10/11/2025	24,813	24,724	24,599
Situs Group Holdings Corporation	^+\	(2) (3) (8)	Banking, Finance, Insurance & Real Estate	L + 4.75%	6.79%	2/26/2023	13,749	13,644	13,667
Surgical Information Systems, LLC	+*\	(2) (3) (7)	High Tech Industries	L + 4.85%	6.89%	4/24/2023	26,168	25,994	25,984
Systems Maintenance Services Holding, Inc.	+*	(2) (3)	High Tech Industries	L + 5.00%	7.04%	10/28/2023	23,841	23,725	19,243
T2 Systems Canada, Inc.	+	(2) (3) (8)	Transportation: Consumer	L + 6.75%	8.92%	9/28/2022	2,626	2,586	2,617
T2 Systems, Inc.	^+*	(2) (3) (8)	Transportation: Consumer	L + 6.75%	8.92%	9/28/2022	15,953	15,715	15,899
The Original Cakerie, Ltd. (Canada)	+*	(2) (3) (8)	Beverage, Food & Tobacco	L + 4.50%	6.65%	7/20/2022	6,576	6,547	6,548
The Original Cakerie, Co. (Canada)	^+\	(2) (3)	Beverage, Food & Tobacco	L + 5.00%	7.15%	7/20/2022	8,951	8,914	8,919
ThoughtWorks, Inc.	+*\	(2) (3)	Business Services	L + 4.00%	6.04%	10/12/2024	11,854	11,823	11,859
U.S. Acute Care Solutions, LLC	+*\	(2) (3)	Healthcare & Pharmaceuticals	L + 5.00% , 1.00% PIK	8.20%	5/15/2021	31,461	31,344	30,492

Consolidated Schedule of Investments as of September 30, 2019
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
First Lien Debt (98.36% of fair value) (continued)
U.S. TelePacific Holdings Corp.	+*\	(2) (3)	Telecommunications	L + 5.00%	7.10%	5/2/2023	$26,660	$26,488	$26,029
Upstream Intermediate, LLC	^+\	(2) (3) (8)	Healthcare & Pharmaceuticals	L + 4.00%	6.04%	1/3/2024	18,032	17,967	17,924
Valet Waste Holdings, Inc.	+\	(2) (3)	Construction & Building	L + 4.00%	6.04%	9/28/2025	11,880	11,854	11,832
WIRB - Copernicus Group, Inc.	^+*\	(2) (3) (8)	Healthcare & Pharmaceuticals	L + 4.25%	6.35%	8/15/2022	20,943	20,872	20,845
WRE Holding Corp.	^+*	(2) (3) (8)	Environmental Industries	L + 5.00%	7.25%	1/3/2023	7,350	7,288	7,173
Zywave, Inc.	^+*\	(2) (3) (8)	High Tech Industries	L + 5.00%	7.26%	11/17/2022	17,521	17,409	17,514
First Lien Debt Total								$1,255,304	$1,248,512
Second Lien Debt (1.72% of fair value)
DBI Holding, LLC	^*	(9)	Transportation: Cargo	8.00% (100% PIK)	8.00%	2/1/2026	$21,150	$20,697	$21,150
Zywave, Inc.	*	(2) (3)	High Tech Industries	L + 9.00%	11.28%	11/17/2023	666	659	666
Second Lien Debt Total								$21,364	$21,764

Investments (1)		Footnotes	Industry	Type	Shares/Units	Cost	Fair Value (6)
Equity Investments (0.0% of fair value)
DBI Holding, LLC	^		Transportation: Cargo	Preferred stock	13,996	$5,364	$—
DBI Holding, LLC	^		Transportation: Cargo	Common stock	2,961	$—	$—
Equity Investments Total						$5,364	$—
Total Investments						$1,282,024	$1,270,328

^ Denotes that all or a portion of the assets are owned by Credit Fund. Credit Fund has entered into a revolving credit facility with the Company. The lenders of the Credit Fund Facility have a first lien security interest in substantially all of the assets of Credit Fund. Accordingly, such assets are not available to creditors of Credit Fund Sub, the 2017-1 Issuer, the 2019-2 Issuer or Credit Fund Warehouse II.
+ Denotes that all or a portion of the assets are owned by Credit Fund Sub. Credit Fund Sub has entered into a revolving credit facility (the “Credit Fund Sub Facility”). The lenders of the Credit Fund Sub Facility have a first lien security interest in substantially all of the assets of Credit Fund Sub. Accordingly, such assets are not available to creditors of Credit Fund, the 2017-1 Issuer, the 2019-2 Issuer or Credit Fund Warehouse II.
* Denotes that all or a portion of the assets are owned by the 2017-1 Issuer and secure the notes issued in connection with a $399,900 term debt securitization completed by Credit Fund on December 19, 2017 (the “2017-1 Debt Securitization”). Accordingly, such assets are not available to creditors of Credit Fund, Credit Fund Sub, the 2019-2 Issuer or Credit Fund Warehouse II.
\ Denotes that all or a portion of the assets are owned by the 2019-2 Issuer and secure the notes issued in connection with a $399,900 term debt securitization completed by Credit Fund on May 21, 2019 (the “2019-2 Debt Securitization”). Accordingly, such assets are not available to creditors of Credit Fund, Accordingly, such assets are not available to creditors of Credit Fund, Credit Fund Sub, the 2017-1 Issuer or Credit Fund Warehouse II.

(1)
Unless otherwise indicated, issuers of investments held by Credit Fund are domiciled in the United States. As of September 30, 2019, the geographical composition of investments as a percentage of fair value was 1.22% in Canada and 98.77% in the United States. Certain portfolio company investments are subject to contractual restrictions on sales.

(2)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, Credit Fund has indicated the reference rate used and provided the spread and the interest rate in effect as of September 30, 2019. As of September 30, 2019, the reference rates for Credit Fund’s variable rate loans were the 30-day LIBOR at 2.03%, the 90-day LIBOR at 2.09% and the 180-day LIBOR at 2.06%.

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

(8)	As of September 30, 2019, Credit Fund and Credit Fund Sub had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

First Lien Debt – unfunded delayed draw and revolving term loans commitments	Type	Unused Fee	Par/ Principal Amount	Fair Value
Advanced Instruments, LLC	Revolver	0.50%	$1,467	$(5)
Ahead, LLC	Delayed Draw	1.00	79	(1)
Ahead, LLC	Revolver	0.50	2,344	(18)
AmeriLife Group, LLC	Delayed Draw	1.00	2,088	(13)
Anchor Packaging Inc.	Delayed Draw	1.00	4,487	(11)
AQA Acquisition Holding, Inc.	Revolver	1.00	2,459	(12)
Borchers Americas, Inc.	Revolver	0.50	1,935	—
Clearent Newco, LLC	Delayed Draw	1.00	6,636	(67)
DecoPac, Inc.	Revolver	0.50	1,843	(5)
Executive Consulting Group, LLC	Revolver	0.50	2,368	—
HMT Holding Inc.	Revolver	1.00	2,469	(19)
Jensen Hughes, Inc.	Delayed Draw	1.00	2,365	(32)
Jensen Hughes, Inc.	Revolver	1.00	1,773	(24)
MAG DS Corp.	Revolver	0.50	3,191	(17)
Marco Technologies, LLC	Delayed Draw	1.00	7,500	—
MSHC, Inc.	Delayed Draw	1.00	5,946	(50)
North American Dental Management, LLC	Revolver	1.00	343	—
Output Services Group	Delayed Draw	4.25	2,518	(27)
Premise Health Holding Corp.	Delayed Draw	1.00	1,103	(7)
Propel Insurance Agency, LLC	Delayed Draw	0.50	7,143	(21)
Propel Insurance Agency, LLC	Revolver	0.50	2,381	(7)
PSI Services LLC	Revolver	0.50	226	—
QW Holding Corporation (Quala)	Delayed Draw	1.00	1,355	(7)
QW Holding Corporation (Quala)	Revolver	1.00	5,498	(27)
Situs Group Holdings Corporation	Delayed Draw	1.00	1,216	(7)
T2 Systems, Inc.	Revolver	0.50	880	(3)
The Original Cakerie, Ltd. (Canada)	Revolver	0.50	1,465	(5)
Upstream Intermediate, LLC	Revolver	0.50	1,606	(9)
WIRB - Copernicus Group, Inc.	Delayed Draw	1.00	2,592	(10)
WIRB - Copernicus Group, Inc.	Revolver	1.00	1,000	(4)
WRE Holding Corp.	Delayed Draw	0.89	1,981	(36)
WRE Holding Corp.	Revolver	0.50	538	(10)
Zywave, Inc.	Revolver	0.50	998	—
WRE Holding Corp.	Delayed Draw	1.00	2,069	(46)
WRE Holding Corp.	Revolver	0.50	377	(8)
Zywave, Inc.	Revolver	0.50	998	—
Total unfunded commitments			$85,237	$(508)

(9)	Loan was on non-accrual status as of September 30, 2019.

Consolidated Schedule of Investments as of December 31, 2018
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
First Lien Debt (99.91% of fair value)
Achilles Acquisition, LLC	+\	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.00%	6.56%	10/11/2025	$18,000	$17,906	$17,716
Acrisure, LLC	+	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.25%	6.77%	11/22/2023	20,886	20,843	19,981
Acrisure, LLC	+\	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 3.75%	6.27%	11/22/2023	11,940	11,928	11,333
Advanced Instruments, LLC	^+*	(2) (3) (8)	Healthcare & Pharmaceuticals	L + 5.25%	7.63%	10/31/2022	11,791	11,695	11,690
Ahead, LLC	^+	(2) (3) (8)	High Tech Industries	L + 4.25%	6.87%	5/8/2024	20,059	19,959	19,856
Alpha Packaging Holdings, Inc.	+*	(2) (3)	Containers, Packaging & Glass	L + 4.25%	7.05%	5/12/2020	16,860	16,830	16,813
AM Conservation Holding Corporation	+*	(2) (3)	Energy: Electricity	L + 4.50%	7.30%	10/31/2022	38,310	38,079	38,027
AQA Acquisition Holding, Inc.	^+*	(2) (3) (8)	High Tech Industries	L + 4.25%	7.05%	5/24/2023	19,148	19,111	18,978
Avalign Technologies, Inc.	+\	(2) (3)	Healthcare & Pharmaceuticals	L + 4.50%	7.00%	12/22/2025	13,000	12,874	12,848
Big Ass Fans, LLC	+*\	(2) (3)	Capital Equipment	L + 3.75%	6.55%	5/21/2024	14,052	13,973	13,840
Borchers, Inc.	^+*	(2) (3) (8)	Chemicals, Plastics & Rubber	L + 4.50%	7.30%	11/1/2024	15,589	15,533	15,545
Brooks Equipment Company, LLC	+*	(2) (3)	Construction & Building	L + 5.00%	7.71%	8/29/2020	5,948	5,940	5,935
Clearent Newco, LLC	^+	(2) (3) (8)	High Tech Industries	L + 4.00%	6.52%	3/20/2024	23,093	22,702	22,819
DBI Holding, LLC	+*	(2) (3) (9)	Transportation: Cargo	L + 5.25%	7.76%	8/1/2021	34,494	34,276	25,400
DBI Holding, LLC	^		Transportation: Cargo	15% (100% PIK)	7.76%	2/1/2020	1,119	1,119	1,119
DecoPac, Inc.	^+*	(2) (3) (8)	Non-durable Consumer Goods	L + 4.25%	7.05%	9/29/2024	12,696	12,571	12,619
Dent Wizard International Corporation	+	(2) (3)	Automotive	L + 4.00%	6.51%	4/7/2022	24,256	24,183	24,110
DTI Holdco, Inc.	+*\	(2) (3)	High Tech Industries	L + 4.75%	7.28%	9/30/2023	19,081	18,941	17,793
EIP Merger Sub, LLC (Evolve IP)	+*	(2) (3) (4)	Telecommunications	L + 5.75%	8.27%	6/7/2022	22,358	21,923	21,788
EIP Merger Sub, LLC (Evolve IP)	*	(2) (3) (7)	Telecommunications	L + 5.75%	8.27%	6/7/2022	1,500	1,469	1,462
Eliassen Group, LLC	+	(2) (3)	Business Services	L + 4.50%	7.00%	11/5/2024	6,250	6,226	6,202
Exactech, Inc.	+\	(2) (3)	Healthcare & Pharmaceuticals	L + 3.75%	6.27%	2/14/2025	12,903	12,849	12,741
Executive Consulting Group, LLC, Inc.	^+	(2) (3) (8)	Business Services	L + 4.50%	7.30%	6/20/2024	15,318	15,168	15,132
Golden West Packaging Group LLC	+*	(2) (3)	Containers, Packaging & Glass	L + 5.25%	7.77%	6/20/2023	30,180	29,978	29,760
HMT Holding Inc.	^+*	(2) (3) (8)	Energy: Oil & Gas	L + 4.50%	7.02%	11/17/2023	33,490	32,902	33,172
J.S. Held, LLC	+*	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.50%	7.30%	9/25/2024	20,309	20,137	19,998
Jensen Hughes, Inc.	^+*	(2) (3) (8)	Utilities: Electric	L + 4.50%	7.30%	3/22/2024	27,978	27,896	27,382
Kestra Financial, Inc.	+*	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.25%	6.76%	6/24/2022	21,744	21,547	21,690
MAG DS Corp.	^+	(2) (3) (8)	Aerospace & Defense	L + 4.75%	7.27%	6/6/2025	22,885	22,679	22,665
Maravai Intermediate Holdings, LLC	+\	(2)	Healthcare & Pharmaceuticals	L + 4.25%	6.81%	8/2/2025	29,925	29,640	29,578

Consolidated Schedule of Investments as of December 31, 2018
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
First Lien Debt (99.91% of fair value)
Mold-Rite Plastics, LLC	+	(2) (3)	Chemicals, Plastics & Rubber	L + 4.50%	7.30%	12/14/2021	$14,850	$14,793	$14,762
MSHC, Inc.	^+*	(2) (3) (8)	Construction & Building	L + 4.25%	6.89%	7/31/2023	23,579	23,514	23,088
Newport Group Holdings II, Inc.	+\	(2)	Banking, Finance, Insurance & Real Estate	L + 3.75%	6.54%	9/13/2025	17,790	17,666	17,564
North American Dental Management, LLC	^+*	(2) (3) (8)	Healthcare & Pharmaceuticals	L + 5.25%	8.04%	7/7/2023	37,781	37,329	37,093
North Haven CA Holdings, Inc.	^+*	(2) (3) (8)	Business Services	L + 4.50%	7.02%	10/2/2023	35,139	34,789	34,401
Odyssey Logistics & Technology Corporation	+*\	(2) (3)	Transportation: Cargo	L + 4.00%	6.52%	10/12/2024	39,680	39,496	39,149
Output Services Group	^+\	(2) (3) (8)	Media: Advertising, Printing & Publishing	L + 4.25%	6.77%	3/27/2024	17,400	17,338	16,663
PAI Holdco, Inc.	+*	(2) (3)	Automotive	L + 4.25%	7.05%	1/5/2025	19,727	19,637	19,459
Park Place Technologies, Inc.	+\	(2) (3)	High Tech Industries	L + 4.00%	6.52%	3/29/2025	15,922	15,856	15,639
Pasternack Enterprises, Inc.	+	(2) (3)	Capital Equipment	L + 4.00%	6.52%	7/2/2025	20,076	20,076	19,745
Pharmalogic Holdings Corp.	^+	(2) (3) (8)	Healthcare & Pharmaceuticals	L + 4.00%	6.52%	6/11/2023	7,017	6,995	6,949
Ping Identity Corporation	+\	(2) (3)	High Tech Industries	L + 3.75%	6.27%	1/25/2025	4,975	4,956	4,915
Premier Senior Marketing, LLC	*	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.25%	6.75%	11/30/2025	4,953	4,953	4,875
Premise Health Holding Corp.	^+\	(2) (3) (8)	Healthcare & Pharmaceuticals	L + 3.75%	6.55%	7/10/2025	13,862	13,805	13,717
Propel Insurance Agency, LLC	^+	(2) (3) (8)	Banking, Finance, Insurance & Real Estate	L + 4.25%	6.75%	6/1/2024	21,088	20,535	20,628
PSI Services, LLC	^+*	(2) (3) (8)	Business Services	L + 5.00%	7.52%	1/20/2023	29,919	29,469	29,239
Q Holding Company	+*	(2) (3)	Automotive	L + 5.00%	7.52%	12/18/2021	17,099	17,058	16,969
QW Holding Corporation (Quala)	^+*	(2) (3) (8)	Environmental Industries	L + 6.75%	9.22%	8/31/2022	9,704	9,338	9,489
RevSpring, Inc.	+*\	(2) (3)	Media: Advertising, Printing & Publishing	L + 4.25%	7.05%	10/11/2025	20,000	19,953	19,680
Situs Group Holdings Corporation	+	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.50%	7.02%	2/26/2023	8,915	8,892	8,887
Surgical Information Systems, LLC	+*	(2) (3) (7)	High Tech Industries	L + 4.85%	7.37%	4/24/2023	27,708	27,494	27,171
Systems Maintenance Services Holding, Inc.	+*	(2) (3)	High Tech Industries	L + 5.00%	7.52%	10/28/2023	24,010	23,907	17,842
T2 Systems Canada, Inc.	+	(2) (3)	Transportation: Consumer	L + 6.75%	9.34%	9/28/2022	2,646	2,598	2,630
T2 Systems, Inc.	^+*	(2) (3) (8)	Transportation: Consumer	L + 6.75%	9.34%	9/28/2022	15,775	15,484	15,677
The Original Cakerie, Co. (Canada)	+*	(2) (3)	Beverage, Food & Tobacco	L + 5.00%	7.50%	7/20/2022	9,019	8,968	8,932
The Original Cakerie, Ltd. (Canada)	+	(2) (3) (8)	Beverage, Food & Tobacco	L + 4.50%	7.02%	7/20/2022	6,957	6,917	6,883
ThoughtWorks, Inc.	+*\	(2) (3)	Business Services	L + 4.00%	6.52%	10/12/2024	11,944	11,909	11,770
U.S. Acute Care Solutions, LLC	+*	(2) (3)	Healthcare & Pharmaceuticals	L + 5.00%	7.52%	5/15/2021	31,705	31,540	31,395
U.S. TelePacific Holdings Corp.	+*\	(2) (3)	Telecommunications	L + 5.00%	7.80%	5/2/2023	26,660	26,459	24,768

Consolidated Schedule of Investments as of December 31, 2018
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
First Lien Debt (99.91% of fair value)
Upstream Intermediate, LLC	^+	(2) (3) (8)	Healthcare & Pharmaceuticals	L + 4.25%	6.77%	1/3/2024	$17,939	$17,863	$17,677
Valet Waste Holdings, Inc.	+\	(2) (3)	Construction & Building	L + 4.00%	6.52%	9/28/2025	11,970	11,947	11,902
Valicor Environmental Services, LLC	^+*	(2) (3) (8)	Environmental Industries	L + 4.75%	7.27%	6/1/2023	33,410	32,914	32,995
WIRB - Copernicus Group, Inc.	^+*	(2) (3) (8)	Healthcare & Pharmaceuticals	L + 4.25%	6.77%	8/15/2022	17,194	17,098	16,931
WRE Holding Corp.	^+*	(2) (3) (8)	Environmental Industries	L + 5.00%	7.52%	1/3/2023	7,238	7,162	6,993
Zywave, Inc.	^+*	(2) (3) (8)	High Tech Industries	L + 5.00%	7.52%	11/17/2022	18,050	17,914	17,991
First Lien Debt Total								$1,197,499	$1,172,460
Second Lien Debt (0.09% of fair value)
Zywave, Inc.	*	(2) (3)	High Tech Industries	L + 9.00%	11.65%	11/17/2023	$1,050	$1,038	$1,048
Second Lien Debt Total								$1,038	$1,048
Total Investments								$1,198,537	$1,173,508

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

Credit Fund Facilities
Credit Fund, Credit Fund Sub and Credit Fund Warehouse II are party to separate credit facilities as described below. In addition, until May 15, 2019, the 2019-2 Issuer (formerly know as Credit Fund Warehouse) was a party to the Credit Warehouse Facility. As of September 30, 2019, Credit Fund, Credit Fund Sub and Credit Fund Warehouse II were in compliance with all covenants and other requirements of their respective credit facility agreements. As of December 31, 2018, Credit Fund, Credit Fund Sub and Credit Fund Warehouse were in compliance with all covenants and other requirements of their respective credit facility agreements. Below is a summary of the borrowings and repayments under the credit facilities for the three month and nine month periods ended 2019 and 2018, and the outstanding balances under the credit facilities for the respective periods.

	Credit Fund Facility		Credit Fund Sub Facility		Credit Fund Warehouse Facility		Credit Fund Warehouse II Facility
	2019	2018	2019	2018	2019	2018	2019	2018
Three Month Period Ended September 30,
Outstanding balance, beginning of period	$80,000	$114,000	$384,493	$450,950	$—	N/A	$—	N/A
Borrowings	32,500	27,000	35,500	101,300	—	N/A	77,935	N/A
Repayments	(18,500)	(19,000)	(76,987)	—	—	N/A	—	N/A
Outstanding balance, end of period	$94,000	$122,000	$343,006	$552,250	$—	N/A	$77,935	N/A

Nine month periods ended September 30,
Outstanding Borrowing, beginning of period	$112,000	$85,750	$471,134	$377,686	$101,044	N/A	$—	N/A
Borrowings	83,200	74,150	144,370	210,565	34,544	N/A	77,935	N/A
Repayments	(101,200)	(37,900)	(272,498)	(36,001)	(135,588)	N/A	—	N/A
Outstanding balance, end of period	$94,000	$122,000	$343,006	$552,250	$—	N/A	$77,935	N/A
Credit Fund Facility. On June 24, 2016, Credit Fund entered into the Credit Fund Facility with the Company, which was subsequently amended on June 5, 2017, October 2, 2017, November 3, 2017, June 22, 2018 and June 29, 2018, pursuant to which Credit Fund may from time to time request mezzanine loans from the Company. The maximum principal amount of the Credit Fund Facility is $175,000. The maturity date of the Credit Fund Facility is March 22, 2020. Amounts borrowed under the Credit Fund Facility bear interest at a rate of LIBOR plus 9.00%.
Credit Fund Sub Facility. On June 24, 2016, Credit Fund Sub closed on the Credit Fund Sub Facility with lenders, which was subsequently amended on May 31, 2017, October 27, 2017 and August 24, 2018. The Credit Fund Sub Facility provides for secured borrowings during the applicable revolving period up to an amount equal to $640,000. The facility is secured by a first lien security interest in substantially all of the portfolio investments held by Credit Fund Sub. The maturity date of the Credit Fund Sub Facility is May 22, 2024. Amounts borrowed under the Credit Fund Sub Facility bear interest at a rate of LIBOR plus 2.25%.
Credit Fund Warehouse Facility. On November 26, 2018, Credit Fund Warehouse closed on the Credit Fund Warehouse Facility with lenders. The Credit Fund Warehouse Facility provided for secured borrowings during the applicable revolving period up to an amount equal to $150,000. The Credit Fund Warehouse Facility was secured by a first lien security interest in substantially all of the portfolio investments held by the Credit Fund Warehouse. The maturity date of the Credit Fund Warehouse Facility was November 26, 2019. Amounts borrowed under the Credit Fund Warehouse Facility bore interest at a rate of LIBOR plus 1.05%. Effective May 15, 2019, the Warehouse Facility changed its name from “MMCF Warehouse, LLC” to “MMCF CLO 2019-2, LLC” and secured borrowings outstanding were repaid in connection with the 2019-2 Debt Securitization.
Credit Fund Warehouse II Facility. On August 16, 2019, Credit Fund Warehouse II closed on a revolving credit facility (the "Credit Fund Warehouse II Facility") with lenders. The Credit Fund Warehouse II Facility provides for secured borrowings during the applicable revolving period up to an amount equal to $150,000. The Credit Fund Warehouse II Facility is secured by a first lien security interest in substantially all of the portfolio investments held by the Credit Fund Warehouse II Facility. The maturity date of the Credit Fund Warehouse II Facility is August 16, 2022. Amounts borrowed under the Credit Fund Warehouse II Facility bear interest at a rate of LIBOR plus 1.05% for the first 12 months and LIBOR plus 1.15% for the next 12 months.
2017-1 Notes
On December 19, 2017, Credit Fund completed the 2017-1 Debt Securitization. The notes offered in the 2017-1 Debt Securitization (the “2017-1 Notes”) were issued by the 2017-1 Issuer, a wholly owned and consolidated subsidiary of Credit Fund, and are secured by a diversified portfolio of the 2017-1 Issuer consisting primarily of first and second lien senior secured loans. The 2017-1 Debt Securitization was executed through a private placement of the 2017-1 Notes, consisting of:

•	$231,700 of Aaa/AAA Class A-1 Notes, which bear interest at the three-month LIBOR plus 1.17%;

•	$48,300 of Aa2/AA Class A-2 Notes, which bear interest at the three-month LIBOR plus 1.50%;

•	$15,000 of A2/A Class B-1 Notes, which bear interest at the three-month LIBOR plus 2.25%;

•	$9,000 of A2/A Class B-2 Notes which bear interest at 4.30%;

•	$22,900 of Baa2/BBB Class C Notes which bear interest at the three-month LIBOR plus 3.20%; and

•	$25,100 of Ba2/BB Class D Notes which bear interest at the three-month LIBOR plus 6.38%.
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
As of September 30, 2019 and December 31, 2018, the 2017-1 Issuer was in compliance with all covenants and other requirements of the indenture.
2019-2 Notes
On May 21, 2019, Credit Fund completed the 2019-2 Debt Securitization. The notes offered in the 2019-2 Debt Securitization (the “2019-2 Notes”) were issued by the 2019-2 Issuer, a wholly owned and consolidated subsidiary of Credit Fund, and are secured by a diversified portfolio of the 2019-2 Issuer consisting primarily of first and second lien senior secured loans. The 2019-2 Debt Securitization was executed through a private placement of the 2019-2 Notes, consisting of:

•	$233,000 of Aaa/AAA Class A-1 Notes, which bear interest at the three-month LIBOR plus 1.50%;

•	$48,000 of Aa2/AA Class A-2 Notes, which bear interest at the three-month LIBOR plus 2.40%;

•	$23,000 of A2/A Class B Notes, which bear interest at the three-month LIBOR plus 3.45%;

•	$27,000 of Baa2/BBB- Class C Notes which bear interest at the three-month LIBOR plus 4.55%; and

•	$21,000 of Ba2/BB- Class D Notes which bear interest at the three-month LIBOR plus 8.03%.
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
As of September 30, 2019, the 2019-2 Issuer was in compliance with all covenants and other requirements of the indenture.
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
On June 26, 2015, we completed the 2015-1 Debt Securitization. The 2015-1 Notes were issued by Carlyle Direct Lending CLO 2015-1R LLC (formerly known as Carlyle GMS Finance MM CLO 2015-1 LLC) (the “2015-1 Issuer”), a wholly owned and consolidated subsidiary of us. On August 30, 2018, the 2015-1 Issuer refinanced the 2015-1 Debt Securitization (the “2015-1 Debt Securitization Refinancing”) by redeeming in full the 2015-1 Notes and issuing new notes (the “2015-1R Notes”). The 2015-1R Notes are secured by a diversified portfolio of the 2015-1 Issuer consisting primarily of first and second lien senior secured loans. On the closing date of the 2015-1 Debt Securitization Refinancing, the 2015-1 Issuer, among other things:
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

As of September 30, 2019 and December 31, 2018, we had $70,281 and $87,186, respectively, in cash and cash equivalents. The Facilities consisted of the following as of September 30, 2019 and December 31, 2018:

	September 30, 2019
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
SPV Credit Facility	$400,000	$254,281	$145,719	$20,685
Credit Facility	593,000	502,230	90,770	90,770
Total	$993,000	$756,511	$236,489	$111,455

	December 31, 2018
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
SPV Credit Facility	$400,000	$224,135	$175,865	$2,547
Credit Facility	413,000	290,500	122,500	122,500
Total	$813,000	$514,635	$298,365	$125,047

(1)	The unused portion is the amount upon which commitment fees are based.

(2)	Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.

The following were the carrying values (before debt issuance costs) and fair values of the Company’s 2015-1R Notes as of September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Aaa/AAA Class A-1-1-R Notes	$234,800	$232,945	$234,800	$229,632
Aaa/AAA Class A-1-2-R Notes	50,000	49,885	50,000	49,442
Aaa/AAA Class A-1-3-R Notes	25,000	25,283	25,000	24,990
AA Class A-2-R Notes	66,000	66,000	66,000	66,000
A Class B Notes	46,400	46,400	46,400	44,242
BBB- Class C Notes	27,000	27,000	27,000	24,809
Total	$449,200	$447,513	$449,200	$439,115

As of September 30, 2019 and December 31, 2018, we had a combined $1,205,711 and $963,835, respectively, of outstanding consolidated indebtedness under our Facilities and notes. Our annualized interest cost as of September 30, 2019 and December 31, 2018, was 4.21% and 4.55%, excluding fees (such as fees on undrawn amounts and amortization of upfront fees).
Equity Activity
Shares issued and outstanding as of September 30, 2019 and December 31, 2018 were 59,013,476 and 62,230,251, respectively.
The following table summarizes activity in the number of shares of our common stock outstanding during the nine month periods ended September 30, 2019 and 2018:

	For the nine month periods ended
	September 30, 2019	September 30, 2018
Shares outstanding, beginning of period	62,230,251	62,207,603
Reinvestment of dividends	—	361,048
Repurchase of common stock	(3,216,775)	—
Shares outstanding, end of period	59,013,476	62,568,651

Contractual Obligations
A summary of our significant contractual payment obligations was as follows as of September 30, 2019 and December 31, 2018:

	SPV Credit Facility and Credit Facility		2015-1R Notes
Payment Due by Period	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Less than 1 Year	$—	$—	$—	$—
1-3 Years	—	—	—	—
3-5 Years	756,511	514,635	—	—
More than 5 Years	—	—	449,200	449,200
Total	$756,511	$514,635	$449,200	$449,200
As of September 30, 2019 and December 31, 2018, $254,281 and $224,135, respectively, of secured borrowings were outstanding under the SPV Credit Facility, $502,230 and $290,500, respectively, were outstanding under the Credit Facility. As of September 30, 2019 and December 31, 2018, $449,200 and $449,200 of 2015-1R Notes, respectively, were outstanding. For the three month and nine month periods ended September 30, 2019, we incurred $13,538 and $38,561, respectively, of interest expense and $271 and $870, respectively, of unused commitment fees. For the three month and nine month periods ended September 30, 2018, we incurred $10,372 and $26,896, respectively, of interest expense and $341 and $923, respectively, of unused commitment fees.
OFF BALANCE SHEET ARRANGEMENTS
In the ordinary course of our business, we enter into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in these consolidated financial statements as of September 30, 2019 and December 31, 2018 in Part I, Item 1 of this Form 10-Q for any such exposure.
We have in the past, currently are and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments.
We had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Principal Amount as of
	September 30, 2019	December 31, 2018
Unfunded delayed draw commitments	$98,541	$97,261
Unfunded revolving term loan commitments	75,312	59,856
Total unfunded commitments	$173,853	$157,117
Pursuant to an undertaking by us in connection with the 2015-1 Debt Securitization, we agreed to hold on an ongoing basis the 2015-1 Issuer Preferred Interests with an aggregate dollar purchase price at least equal to 5% of the aggregate outstanding amount of all collateral obligations by the 2015-1 Issuer for so long as any securities of the 2015-1 Issuer remains outstanding. As of September 30, 2019 and December 31, 2018, we were in compliance with this undertaking.
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
The following table summarizes the Company's dividends declared during the two most recent fiscal years and the current fiscal year to date:

Date Declared	Record Date	Payment Date	Per Share Amount
2017
March 20, 2017	March 20, 2017	April 24, 2017	$0.41
June 20, 2017	June 30, 2017	July 18, 2017	$0.37
August 7, 2017	September 29, 2017	October 18, 2017	$0.37
November 7, 2017	December 29, 2017	January 17, 2018	$0.37
December 13, 2017	December 29, 2017	January 17, 2018	$0.12	(1)
Total			$1.64
2018
February 26, 2018	March 29, 2018	April 17, 2018	$0.37
May 2, 2018	June 29, 2018	July 17, 2018	$0.37
August 6, 2018	September 28, 2018	October 17, 2018	$0.37
November 5, 2018	December 28, 2018	January 17, 2019	$0.37
December 12, 2018	December 28, 2018	January 17, 2019	$0.20	(1)
Total			$1.68
2019
February 22, 2019	March 29, 2019	April 17, 2019	$0.37
May 6, 2019	June 28, 2019	July 17, 2019	$0.37
June 17, 2019	June 28, 2019	July 17, 2019	$0.08	(1)
August 5, 2019	September 30, 2019	October 17, 2019	$0.37
Total			$1.19

(1)	Represents a special dividend.
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
As of September 30, 2019 and December 31, 2018, the Company had total senior securities of $1,205,711 and $963,835, respectively, consisting of secured borrowings under the Facilities and the Notes Payable, and had asset coverage ratios of 181.16% and 210.31%, respectively.
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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of September 30, 2019 and December 31, 2018.
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
For further information on the definition of the fair value hierarchies, our framework for determining fair value and the composition of our portfolio, see Note 3 to the consolidated financial statements in Part I, Item 1 of this Form 10-Q.
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
Interest Rate Risk
As of September 30, 2019, on a fair value basis, approximately 0.3% of our debt investments bear interest at a fixed rate and approximately 99.7% of our debt investments bear interest at a floating rate, which primarily are subject to interest rate floors. Additionally, our Facilities are also subject to floating interest rates and are currently paid based on floating LIBOR rates.
Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our income in the future.
The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. These hypothetical interest income calculations are based on a model of the settled debt investments in our portfolio, excluding our investment in Credit Fund, held as of September 30, 2019 and December 31, 2018, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. Interest expense is calculated based on outstanding secured borrowings and notes payable as of September 30, 2019 and December 31, 2018 and based on the terms of our Facilities and notes payable. Interest expense on our Facilities and notes payable is calculated using the stated interest rate as of September 30, 2019 and December 31, 2018, adjusted for the hypothetical changes in rates, as shown below. We intend to continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may impact significantly our net interest income.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.
Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2019 and December 31, 2018, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled debt investments (considering interest rate floors for variable rate instruments), excluding our investment in Credit Fund, and outstanding secured borrowings and notes payable assuming no changes in our investment and borrowing structure:

	As of September 30, 2019			As of December 31, 2018
Basis Point Change	Interest Income	Interest Expense	Net Investment Income	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$58,043	$(35,436)	$22,607	$52,554	$(28,165)	$24,389
Up 200 basis points	$38,695	$(23,624)	$15,071	$35,036	$(18,777)	$16,259
Up 100 basis points	$19,348	$(11,812)	$7,536	$17,518	$(9,388)	$8,130
Down 100 basis points	$(19,107)	$11,812	$(7,295)	$(17,477)	$9,388	$(8,089)
Down 200 basis points	$(23,003)	$23,624	$621	$(28,103)	$18,777	$(9,326)
Down 300 basis points	$(23,318)	$25,384	$2,066	$(28,741)	$22,953	$(5,788)

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
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting during the three month period ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information regarding purchases of our common stock made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the three months ended September 30, 2019 for the periods indicated.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)(2)	Maximum (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2019 through July 31, 2019	361,009	$15.24	361,009	$59,279
August 1, 2019 through August 31, 2019	456,401	14.24	456,401	52,778
September 1, 2019 through September 30, 2019	350,968	14.67	350,968	47,628
Total	1,168,378		1,168,378

(1)	On trade date basis.

(2)
Shares purchased by the Company pursuant to the Company Stock Repurchase Program, which was entered into on November 5, 2018. Pursuant to the program, the Company is authorized to repurchase up to $100 million in the aggregate of its outstanding common stock in the open market and/or through privately negotiated transactions at prices not to exceed the Company’s net asset value per share as reported in its most recent financial statements, in accordance with the guidelines specified in Rule 10b-18 of the Exchange Act. The timing, manner, price and amount of any repurchases will be determined by the Company, in its discretion, based upon the evaluation of economic and market conditions, stock price, available cash, applicable legal and regulatory requirements and other factors, and may include purchases pursuant to Rule 10b5-1 of the Exchange Act. The program was to be in effect until the earlier of November 5, 2019 and the date the approved dollar amount has been used to repurchase shares. On November 4, 2019, the Company's Board of Directors authorized a 12-month extension of the program, Under such authorization, the Company Stock Repurchase Program will be in effect until the earlier of November 5, 2020 and the date the approved dollar amount of $100,000 has been used to repurchase shares (including amounts already used). The program does not require the Company to repurchase any specific number of shares and there can be no assurance as to the amount of shares repurchased under the program. The program may be suspended, extended, modified or discontinued by the Company at any time, subject to applicable law. Pursuant to the authorization described above, the Company adopted a Rule 10b5-1 plan (the “Company 10b5-1 Plan” ). The Company 10b5-1 Plan provides that purchases will be conducted on the open market in accordance with Rule 10b5-1 and 10b-18 under the Exchange Act and will otherwise be subject to applicable law, which may prohibit purchases under certain circumstances. The amount of purchases made under the Company 10b5-1 Plan or otherwise and how much will be purchased at any time is uncertain, dependent on prevailing market prices and trading volumes, all of which we cannot predict. O

Item 3. Defaults Upon Senior Securities.
Not applicable.

Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
On November 4, 2019, the Board of Directors of the Company appointed Linda Pace, the Company’s President, to the additional positions of the Company’s Chief Executive Officer and the Chair of the Board of Directors, in each case effective December 31, 2019.  Ms. Pace will fill the vacancies created by the resignation of Michael A. Hart effective that date and be a Class I Director of the Company.

Ms. Pace, 57, is also a Managing Director and Partner of Carlyle, the Global Head of Loans and Structured Credit as well as the President of Carlyle Direct Lending. In addition, she serves as a member of the Investment Adviser’s investment committee and President of TCG BDC II, Inc. Ms. Pace was previously responsible for portfolio management for Carlyle High Yield Partners, deploying capital into the U.S. market in cash and synthetic form.
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

TCG BDC, INC.

Dated: November 5, 2019	By	/s/ Thomas M. Hennigan
Thomas M. Hennigan Chief Financial Officer (principal financial officer)