Form 10-K
period 2019-12-31
TCG BDC, INC.
filed 2020-02-25
CIK 1544206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
(212) 813-4900
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	CGBD	The Nasdaq Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock at June 30, 2019, based on the closing price of the common stock on that date of $15.24 on The Nasdaq Global Select Market, held by those persons deemed by the registrant to be non-affiliates was approximately $932,411,482.
The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding at February 25, 2020 was 57,181,623.
Documents Incorporated by Reference: Portions of the registrant’s Proxy Statement for its 2019 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

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

•
the term “Carlyle” refers to The Carlyle Group Inc. (formerly, The Carlyle Group L.P.) (NASDAQ: CG) and its affiliates and its consolidated subsidiaries (other than portfolio companies of its affiliated funds);

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

•	references to “this Form 10-K” are to our Annual Report on Form 10-K for the year ended December 31, 2019.
Item 1. Business
We are an externally managed specialty finance company whose primary focus is making directly originated loans to middle market companies. We are managed by our Investment Adviser, a wholly owned subsidiary of The Carlyle Group Inc. We have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). In addition, we have elected to be treated, and intend to continue to comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (together with the rules and regulations promulgated thereunder, the “Code”). We commenced investment operations in May 2013 and closed our initial public offering in June 2017.
Our investment objective is to generate current income and capital appreciation primarily through debt investments in U.S. middle market companies. Our core investment strategy focuses on lending to U.S. middle market companies, which we define as companies with approximately $25 million to $100 million of earnings before interest, taxes, depreciation and amortization (“EBITDA”), which we believe is a useful proxy for cash flow. We complement this core strategy with additive, diversifying assets including, but not limited to, specialty lending investments. We seek to achieve our investment objective primarily through direct origination of secured debt instruments, including first lien senior secured loans (which may include stand-alone first lien loans, first lien/last out loans and “unitranche” loans) and second lien senior secured loans (collectively, “Middle Market Senior Loans”), with the balance of our assets invested in higher yielding investments (which may include unsecured debt, mezzanine debt and investments in equities).
We invest primarily in loans to middle market companies whose debt, if rated, is rated below investment grade, and, if not rated, would likely be rated below investment grade if it were rated (that is, below BBB- or Baa3, which is often referred to as “junk”). Exposure to below investment grade instruments involves certain risks, including speculation with respect to the borrower’s capacity to pay interest and repay principal. See Item 1A of this Form 10-K “Risk Factors—Risks Related to Our Investments—Our investments are risky and speculative”.
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
Our Investment Adviser
Our investment activities are managed by our Investment Adviser. The principal executive offices of our Investment Adviser are located at 520 Madison Avenue, 40th Floor, New York, NY 10022, with additional offices in Chicago, Boston and Los Angeles. Our Investment Adviser is responsible for sourcing potential investments, conducting research and due diligence on prospective investments, analyzing and structuring investments and monitoring investments on an ongoing basis.
Our Investment Adviser is served by origination, capital markets, underwriting and portfolio management teams comprised of experienced investment professionals across Carlyle's Global Credit segment, as defined below. Our investment approach is focused on long-term credit performance and principal preservation. Our Investment Adviser’s investment team utilizes a rigorous, systematic, and consistent investment process, refined over Carlyle’s 32-year history investing in private markets across multiple cycles, designed to achieve enhanced risk-adjusted returns.
Our Investment Adviser’s five-person investment committee is responsible for reviewing and approving our investment opportunities. The members of the investment committee have experience investing through different credit cycles. The investment committee is led by Mark Jenkins, a Managing Director and Head of Global Credit at Carlyle.
Our Investment Adviser also serves, and may serve in the future, as investment adviser to other existing and future affiliated BDCs that have investment objectives similar to our investment objectives.
Our Investment Adviser entered into a personnel agreement with The Carlyle Group Employee Co., L.L.C. (“Carlyle Employee Co.”), an affiliate of our Investment Adviser, pursuant to which Carlyle Employee Co. provides our Investment Adviser with access to investment professionals that comprise our Investment Adviser’s investment team. As of December 31, 2019, our Investment Adviser’s investment team included a team of 125 investment professionals across the Global Credit segment. The five members of our Investment Adviser’s investment committee have an average of over 25 years of industry experience. In addition, our Investment Adviser and its investment team are supported by a team of finance, operations and administrative professionals currently employed by Carlyle Employee Co., a wholly owned subsidiary of Carlyle.
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
Carlyle
Our Investment Adviser and Administrator are affiliates of Carlyle. Carlyle is a global investment firm with deep industry expertise that deploys private capital across four business segments: Corporate Private Equity, Real Assets, Global Credit and Investment Solutions. With $224 billion of assets under management (“AUM”) as of December 31, 2019, Carlyle’s purpose is to invest wisely and create value on behalf of its investors, portfolio companies and the communities in which we live and invest. Carlyle employs more than 1,775 employees, including 671 investment professionals in 32 offices across six continents, and serves more than 2,600 active carry fund investors from 94 countries.
Established in 1999 with its first high yield fund, Carlyle’s Global Credit segment advises a group of 64 active funds that span the credit spectrum: liquid credit, illiquid credit, and real assets credit. Taken together, these various capital sources provide the opportunity for Carlyle to offer highly customizable and creative financing solutions to borrowers to meet their specific capital needs. In 2019, Carlyle hired several new senior investment professionals to expand Global Credit’s investment breadth and geographical presence.
Primary areas of focus for Carlyle’s Global Credit segment include:

•
Loans and Structured Credit. The structured credit funds invest primarily in performing senior secured bank loans through structured vehicles and other investment vehicles. In 2019, in addition to multiple resets and refinancings, Carlyle closed three new U.S. CLOs and two CLOs in Europe with a total of $1.8 billion and $0.9 billion, respectively, or AUM at December 31, 2019. As of December 31, 2019, Carlyle’s loans and structured credit team advised 49 structured credit funds and two carry funds in the United States, Europe, and Asia totaling, in the aggregate, approximately $27 billion in AUM.

•
Direct Lending. Carlyle’s direct lending business includes Carlyle’s BDCs, which invest primarily in first lien loans (which include unitranche, “first out” and “last out” loans) and second lien loans of middle market companies, typically defined as companies with annual EBITDA ranging from $25 million to $100 million, which often lack access to the broadly syndicated loan and bond markets. In 2019, Carlyle expanded its direct lending capabilities by adding personnel to bolster its underwriting capabilities. As of December 31, 2019, Carlyle’s direct lending investment team advised six funds consisting of two BDCs (including CGBD) and four separately managed accounts, totaling, in the aggregate, approximately more than $5 billion in AUM.

•
Opportunistic Credit. Carlyle’s opportunistic credit team invests primarily in highly-structured and privately-negotiated capital solutions supporting corporate borrowers through secured loans, senior subordinated debt, mezzanine debt, convertible notes, and other debt like instruments, as well as preferred and common equity in such borrowers. The team will also look to invest in special situations (i.e., event-driven opportunities that exhibit hybrid credit and equity features) as well as market dislocations (i.e., primary and secondary market investments in liquid debt instruments that arise as a result of temporary market volatility). As of December 31, 2019, Carlyle’s opportunistic credit team advised one fund and one separately managed account totaling, in the aggregate, more than $3 billion in AUM.

•
Distressed Credit. The distressed credit funds generally invest in liquid and illiquid securities and obligations, including secured debt, senior and subordinated unsecured debt, convertible debt obligations, preferred stock and public and private equity of financially distressed companies in defensive and asset-rich industries. In certain investments, these funds may seek to restructure pre-reorganization debt claims into controlling positions in the equity of the reorganized companies. As of December 31, 2019, Carlyle’s distressed credit team advised three funds totaling, in the aggregate, approximately $3 billion in AUM.

•
Aircraft Financing and Servicing. Carlyle Aviation Partners, Ltd. (“Carlyle Aviation Partners”) is Carlyle's multi-strategy investment platform that is engaged in commercial aviation aircraft financing and investment and providing investment management services related to the commercial aviation industry. As of December 31, 2019, Carlyle Aviation Partners had approximately $7 billion in AUM across four active carry funds, securitization vehicles and liquid strategies.

•
Energy Credit. Carlyle’s energy credit team invests primarily in privately-negotiated mezzanine debt investments in North American energy and power projects and companies. As of December 31, 2019, Carlyle’s energy credit team advised two funds with approximately $3 billion in AUM.

•
Capital Solutions. Carlyle Capital Solutions (“CCS”) is Carlyle's loan syndication and capital markets business that launched in 2018. The primary focus of Carlyle Capital Solutions is to originate and syndicate loans and underwrite securities of both third parties and Carlyle portfolio companies.

Strategic Relationships
From time to time, we may establish strategic relationships that may diversify our product offering, increase our scale, enhance our origination capabilities or provide other benefits. To this end, in early 2016, we agreed to co-invest with Credit Partners USA LLC (“Credit Partners”), a wholly owned subsidiary of PSP Investments Holding USA LLC, an affiliate of a large Canadian pension fund, to form Credit Fund, a joint venture primarily focused on investing in first lien loans to middle market companies. Since its inception and through December 31, 2019, Credit Fund has invested in over $2.2 billion (before any repayments or exits) of senior secured loans. We and Credit Partners each have 50% economic ownership of Credit Fund and have commitments to fund, from time to time, capital of up to $400 million each. See “—Competitive Strengths—Strategic Relationships.”
Competitive Strengths
Carlyle Global Credit’s key competitive strengths are based on Carlyle’s integrated platform, which allows it to mitigate competition and thereby improve our ability to deliver on the expectations of shareholders. The following characteristics distinguish Carlyle’s capabilities:
Market Leading Direct Origination Platform. We have access to Carlyle Global Credit’s large direct origination platform, including a dedicated financial sponsor coverage team and the sourcing capabilities of other investment professionals on the platform who regularly generate attractive investment opportunities for the Company. Through these integrated efforts the origination team generates, and expects to continue to generate, a significant amount of differentiated, directly originated deal flow from which to select attractive investment opportunities.
Broad Product Capabilities. Carlyle Global Credit offers a broad range of leveraged finance products to the marketplace, which allows us to invest across the entire capital structure, as well as via specialty products such as asset-based loans. These integrated and differentiated capabilities make our investment highly relevant to borrowers, as Carlyle Global Credit can construct comprehensive, tailored financing solutions. By doing so, Carlyle Global Credit is able to more frequently assert greater control over structure, price and terms of investments, which we can leverage in seeking to generate attractive risk-adjusted returns for our stockholders.
Scaled Capital Base. With $49 billion of AUM, we believe Carlyle Global Credit’s hold sizes are among the largest in the market. Carlyle Global Credit's ability to deploy comparatively larger amounts of capital delivers certainty of execution for borrowers and mitigates the threat of competition, resulting in the ability to drive terms and generate attractive investment opportunities. In addition, scaled capital deployment allows Carlyle Global Credit to establish leadership positions in financing transactions, which results in improved informational access and incremental influence and control in debt financings.
Depth of Expertise. We benefit from our Investment Adviser’s utilization of the broader resources of Carlyle, which includes access to Carlyle’s relationships and institutional knowledge from over three decades of private market investing. Our Investment Adviser's dedicated, sector aligned underwriting teams have significant experience and tenure. These teams leverage Carlyle’s broader resources – over 670 investment professionals, 45 operating executives, information obtained through direct ownership of over 265 companies, lending relationships with over 700 companies, and in-house government affairs and economic research teams – to generate differentiated diligence insights and inform fundamental credit selection. As a firm, Carlyle seeks to bring the collective power of the global platform with respect to individual investments. We believe this integrated and collaborative approach allows us to move faster, and with higher conviction, than many of our competitors.
Rigorous Investment Process Conducted by Experienced Investment Team. Carlyle employs a robust, iterative and heavily documented underwriting process. Our Investment Adviser’s investment team comprises investment professionals who have extensive middle market lending experience. As of December 31, 2019, the investment team included a team of 125 investment professionals across the Global Credit segment. The five members of our Investment Adviser’s investment committee have an average of over 25 years of industry experience. We believe the breadth and depth of the investment team's experience in sourcing, structuring, executing, and monitoring a broad range of investments provides us with a significant competitive advantage in building a high quality portfolio of investments.

Defensive Investment Approach. Our portfolio has been defensively constructed, and is highly diversified by borrower, industry sector, sponsor relationships and other metrics. As of December 31, 2019, we had a portfolio of 136 investments in 112 portfolio companies across 28 industries and 63 unique sponsors. As of December 31, 2019, approximately 99.7% of our debt investments bore interest at floating rates, primarily subject to interest rate floors, and 78.3% of our portfolio was invested in first lien debt investments (including 3.7% first lien/last out loans).
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
Large and Growing U.S. Middle Market. The U.S. middle market is the largest market by many measures, which is expected to enable us to invest selectively as approximately 70% of middle market loan volume is sponsor-backed. According to S&P Capital IQ, as of December 31, 2019, there are over 70,000 U.S. middle market companies generating between $20 million and $1 billion in annual revenue, compared with approximately 3,500 companies with revenue greater than $1 billion. We believe these middle market companies, both sponsored and non-sponsored, represent a significant growth segment of the U.S. economy and often require substantial capital investments to grow.
Benefits of Traditional Middle Market Focus – Leverage, Pricing and Risk. According to the S&P Global Market Intelligence LCD Quarterly Leveraged Lending Review (Q4 2018) and Fitch U.S. Leveraged Loan Default Insight (January 25, 2019), middle market companies, which we primarily categorize as borrowers with EBITDA between $25 million and $100 million, are generally less levered, have larger equity contributions, and experience lower rates of default versus large cap broadly syndicated loans, which we define as loans to borrowers with greater than $100 million of EBITDA. Middle market loans relative to broadly syndicated loans also tend to achieve more attractive economics in the form of upfront fees, spreads, and prepayment penalties, and benefit from stronger defensive structures through terms including, but not limited to documentation, asset security, priority in payments, covenants, and information/governance, all of which potentially provide more favorable protection against credit deterioration. Middle market lenders like us are also often able to complete more thorough due diligence investigations prior to investment than lenders in the broadly syndicated space. We believe the confluence of these factors have resulted in, over the three-year period from 2017 to 2019, middle market loans driving an approximate 150 to 200 basis points spread premium over broadly syndicated loans according to the S&P Global Market Intelligence LCD Leveraged Loan Index, without taking incremental credit risk as evidenced by lower default rates and higher recovery rates as compared to broadly syndicated loans.
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
Favorable Capital Markets Trends. Current and future demand for middle market financings, driven by private equity investment and upcoming maturities are expected to provide us with ample deal flow. Current data from the Refinitiv LPC Middle Market Quarterly Report (as of December 31, 2019) suggests that approximately $597 billion of upcoming loan maturities for middle market companies are due between 2020 and 2026, and the Preqin PE North American Report suggests that there is approximately $700 billion of uninvested private equity capital as of December 31, 2019. We believe these refinancings and uninvested capital will provide a steady flow of attractive opportunities for well-positioned lenders with deep and longstanding sponsor and market relationships, particularly for providers of full capital structure financing solutions.
Investment Strategy
We primarily target loans to U.S.-based middle market companies that require capital for growth, acquisitions, recapitalizations, and refinancings, with a focus on companies controlled by private equity investment firms. In addition, we may also make investments in non-private equity owned public or private companies of various sizes; as well as invest in certain non-U.S.-based borrowers. We seek to partner with strong management teams executing long-term, value-maximizing strategies. Target investments typically exhibit some or all of the following characteristics:

•	Borrowers with EBITDA of $25—$100 million;

•	Leading market positions;

•	Defensible business strategies with significant barriers to entry;

•	Diversified product offerings, customer bases and supplier profiles;

•	Experienced management teams with successful track records;

•	Significant valuation cushion, typically expressed as a significant equity investment from a financial sponsor;

•	Demonstrated stability and/or growth of revenue;

•	Predictable cash flows with limited risks of disruption;

•	Low capital expenditures requirements; and

•	A North American base of operations.
While we believe that the criteria listed above are important in identifying and investing in prospective portfolio companies, not all of these criteria will be necessarily met by each prospective portfolio company. In addition, we may change our investment objective and/or investment criteria over time without notice to or consent from our investors.
Investment Approach and Risk Monitoring of Investments
Our Investment Adviser utilizes a rigorous, systematic and consistent due diligence underwriting process to evaluate all investment opportunities. Our Investment Adviser’s investment teams primarily consist of origination professionals, underwriters and portfolio management professionals. An investment team works on a particular transaction from initial screening through closing, and the same team continues to monitor the credit for the life cycle of the investment.
We view our investment process as consisting of the phases described below:
Origination. Our Investment Adviser has built a strong direct origination platform. Our Investment Adviser’s origination team sources approximately 1,000 opportunities per year with an ultimate investment rate by us of less than 5% annually. The scale of our Investment Adviser’s origination platform allows us to maximize access to investment opportunities, enhance overall investment selectivity and diversify risks in our portfolio. We further seek to reduce risk by partnering with experienced sponsors with strong track records. We believe lending to companies owned by leading private equity firms (versus non-sponsored companies) has several important and potentially defensive characteristics.
Carlyle's financial sponsor origination team covers over 200 private equity firms, generally organized on a regional basis with offices in Boston, Chicago, Los Angeles and New York. It is their responsibility to source specific opportunities, identify potential loan candidates, and apply creative and flexible solutions to solve clients’ financing needs. Each originator maintains long-standing relationships with potential sources of deal flow and is responsible for covering a specified target market. We believe those originators’ strength and breadth of relationships, combined with our platform's capabilities, allow us to source investments across a wide range of markets enabling our Investment Adviser to be highly selective in recommending investments.
Transaction Screening. After the senior originator has completed an initial screen, the investment team will prepare and present a screening memo that includes, but is not limited to, a business description, proposed transaction financing structures, preliminary financial analysis (including a cash flow forecast incorporating downside scenarios), debt and equity comparables, and the team's initial assessment of investment merits and key risks and market/industry considerations to a screening committee of senior members of the Direct Lending team (the "Screening Committee"). Based on feedback from the committee, the deal team will prepare and disseminate an outcome email that documents the takeaways from the meeting, including preferred financing structure as well as terms, key diligence items, and next steps.
Underwriting. Following an indication from the Screening Committee to move forward in the diligence process, the investment team will compile a detailed diligence list and prepare for in-depth credit analysis. During the investment process, the investment team works closely with the private equity sponsor / borrower in all aspects of due diligence. Formal due diligence includes meeting with the management team, reviewing the data room and performing key financial analysis, creating a more detailed financial model with sensitivities across various market environments, reviewing sell-side and third party research including industry reports and financial diligence, following up with industry experts within the Carlyle network for additional feedback and drafting the commitment papers and term sheet. As part of the extensive due diligence process, the investment team fully leverages all internal Carlyle resources to aid in investment decisions. This includes, as needed, speaking to Carlyle Private Equity investment professionals (in accordance with information barrier restrictions), Carlyle operating executives, Carlyle’s Chief Economist & Director of Research, Carlyle’s government affairs professionals, and any executive within Carlyle’s private equity portfolio, which includes over 275 companies worldwide. In addition, the investment team may utilize third party expert networks to supplement its work to gain further insight into company and industry factors from various thought leaders across the company’s markets. This part of the process is iterative and involves re-screening with members of the Investment Adviser's investment committee before seeking final investment committee approval. Over the course of the underwriting process, the investment team crafts a fulsome memo, with diligence completed on a variety of industry, company-specific, financial and legal topics that includes, but is not limited to, the following:

•	Overview of the opportunity, investment team recommendation, and risks and mitigants

•	Structure, terms and pricing of the proposed facilities

•	Sources and uses and capitalization table

•
Industry diligence, including growth, key trends, risk of disruption, competitive landscape, borrower's market position, fragmentation and consolidation, M&A trends / multiples, barriers to entry and regulatory framework

•
Details on core product and service offering, including revenue visibility and quality, revenue and gross profit build-up by key products / services (including price and volume trends, if applicable), and other relevant sector-specific metrics

•	Customer diligence, including concentration, wallet share, tenure, health of customer base, contract details (if applicable), and sales and marketing strategy

•	Supply chain diligence, including supplier concentration, raw material exposure and logistics

•	Details on operations, including IT and technology, operating footprint (including real estate and leases, if applicable), distribution, and employee base

•
Financial diligence, including cyclicality, seasonality, fixed and variable costs, EBITDA adjustments, capital expenditures, working capital, taxes, foreign exchange exposure, and off-balance sheet liabilities

•	Financial model, including detailed, bottom-up cash flow model with sensitivities for key business risks

•	Debt and equity comparables

•	Details on management team and private equity sponsor (if applicable)

•
Details on legal documentation, including construction of EBITDA, affirmative and negative covenants (including financial covenants), events of default, enforcement of remedies, security and collateral package (including protections around material IP or other key collateral), voting provisions, and other key terms

•	Environmental, regulatory, or legal issues and insurance coverage

•	Adherence with environmental, social and governance policies

•	Items as to which approval is conditional and which require further due diligence and/or subsequent resolution
Monitoring. We view proactive portfolio monitoring as a vital part of the investment process, which includes the continuous review by the portfolio management, underwriting and workout teams, with multiple layers of risk review and oversight. Our Investment Adviser utilizes a proprietary credit surveillance dashboard, an objective rules-based Internal Risk Rating system and proprietary valuation model to assess risk in the portfolio. The portfolio management process involves a variety of ongoing and scheduled reviews that allow for early detection of issues and escalation to the Investment Committee and workout team to avoid credit losses. This process includes detailed weekly portfolio dashboard updates, monthly reviews of watch list credits, quarterly meetings to conduct formal portfolio reviews, focused on technical analysis of financial performance, and portfolio diversification, and ongoing ad-hoc meetings to handle borrower-specific requests, including follow-on transactions and amendments. Our Investment Adviser supplements these processes with additional analyses and projections, including stress scenarios, to assess the potential exposure of our portfolio to variable macroeconomic factors and market conditions. For more information on the Internal Risk Ratings of our portfolio, see Part II, Item 7 of this Form 10-K “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio and Investment Activity.”

Portfolio Composition
As of December 31, 2019 and 2018, the fair value of our investments was approximately $2,124 million and $1,972 million, respectively, in 112 and 96 portfolio companies/investment fund, respectively. The type, geography and industry composition of our investments, each as a percentage of the fair value of our investments as of December 31, 2019 and 2018, were as follows:

	As of December 31,
Type—% of Fair Value	2019	2018
First Lien Debt (excluding First Lien/Last Out)	74.63%	68.12%
First Lien/Last Out Unitranche	3.68	10.29
Second Lien Debt	11.04	9.07
Equity Investments	1.02	1.25
Investment Fund	9.63	11.27
Total	100.00%	100.00%

	As of December 31,
Type—% of Fair Value of First and Second Lien Debt	2019	2018
Floating Rate	99.73%	99.20%
Fixed Rate	0.27	0.80
Total	100.00%	100.00%

	As of December 31,
Geography—% of Fair Value	2019	2018
Canada	1.93%	0.79%
Cyprus	0.23	—
Jamaica	0.01	—
Luxembourg	1.72	—
United Kingdom	1.25	0.49
United States	94.86	98.72
Total	100.00%	100.00%

	As of December 31,
Industry—% of Fair Value	2019	2018
Aerospace & Defense	5.17%	1.42%
Automotive	1.87	0.33
Banking, Finance, Insurance & Real Estate	5.42	6.49
Beverage, Food & Tobacco	3.82	3.77
Business Services	7.89	8.24
Capital Equipment	2.12	—
Chemicals, Plastics & Rubber	1.27	1.13
Construction & Building	0.66	0.13
Consumer Services	1.81	1.51
Containers, Packaging & Glass	3.21	2.40
Durable Consumer Goods	0.55	0.05
Energy: Electricity	1.46	2.18
Energy: Oil & Gas	0.56	0.61
Environmental Industries	2.03	1.82
Forest Products & Paper	—	2.51
Healthcare & Pharmaceuticals	9.07	11.82
High Tech Industries	10.13	12.24
Hotel, Gaming & Leisure	4.48	3.89
Investment Fund	9.63	11.27
Media: Broadcast & Subscription	2.19	1.08
Media: Advertising, Printing & Publishing	1.76	2.98
Non-durable Consumer Goods	0.09	2.53
Retail	2.03	—
Software	10.63	6.30
Sovereign & Public Finance	1.76	1.95
Telecommunications	5.47	5.78
Transportation: Cargo	1.99	3.62
Transportation: Consumer	1.71	1.85
Wholesale	1.22	2.10
Total	100.00%	100.00%
See the Consolidated Schedules of Investments as of December 31, 2019 and 2018 in our consolidated financial statements in Part II, Item 8 of this Form 10-K for more information on these investments, including a list of companies and type, cost and fair value of investments.
Allocation of Investment Opportunities and Potential Conflicts of Interest
An affiliated investment fund, account or other similar arrangement currently formed or formed in the future and managed by our Investment Adviser or its affiliates may have overlapping investment objectives and strategies with our own and, accordingly, may invest in asset classes similar to those targeted by us. This creates potential conflicts in allocating investment opportunities among us and such other investment funds, accounts and similar arrangements, particularly in circumstances where the availability or liquidity of such investment opportunities is limited or where co-investments by us and other funds, accounts or arrangements are not permitted under applicable law, as discussed below.
For example, Carlyle sponsors several investment funds, accounts and other similar arrangements, including, without limitation, structured credit funds, future closed-end registered investment companies, BDCs, carry funds, and managed accounts. The SEC has granted us exemptive relief that permits us and certain of our affiliates to co-invest in suitable negotiated investments (the “Exemptive Relief”). If Carlyle is presented with investment opportunities that generally fall within our investment objective and other board-established criteria and those of other Carlyle funds, accounts or other similar arrangements (including other existing and future affiliated BDCs) whether focused on a debt strategy or otherwise, Carlyle allocates such opportunities among us and such other Carlyle funds, accounts or other similar arrangements in a manner consistent with the Exemptive Relief, our Investment Adviser’s allocation policies and procedures and Carlyle’s other allocation policies and procedures, where applicable, as discussed below. More specifically, investment opportunities in suitable negotiated investments for investment funds, accounts and other similar arrangements managed by our Investment Adviser, and other funds, accounts or similar arrangements managed by affiliated investment advisers that seek to co-invest with us or other Carlyle BDCs, are allocated in accordance with the Exemptive Relief. Investment opportunities for all other investment funds, accounts and other similar arrangements not managed by our Investment Adviser are allocated in accordance with their respective investment advisers’ and Carlyle’s other allocation policies and procedures. Such policies and procedures may result in certain investment opportunities that are attractive to us being allocated to other funds that are not managed by our Investment Adviser. Carlyle’s, including our Investment Adviser’s, allocation policies and procedures are designed to allocate investment opportunities fairly and equitably among its clients over time, taking into account a variety of factors which may include the sourcing of the transaction, the nature of the investment focus of each such other Carlyle fund, accounts or other similar arrangements, each fund’s, account’s or similar arrangement’s desired level of investment, the relative amounts of capital available for investment, the nature and extent of involvement in the transaction on the part of the respective teams of investment professionals, any requirements contained in the governing agreements of the Carlyle funds, accounts or other similar arrangements and other considerations deemed relevant by Carlyle in good faith, including suitability considerations and reputational matters. The application of these considerations may cause differences in the performance of different Carlyle funds, accounts and similar arrangements that have similar strategies.
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
While Carlyle and our Investment Adviser seek to implement their respective allocation processes in a fair and equitable manner under the particular circumstances, there can be no assurance that it will result in equivalent allocation of or participation in investment opportunities or equivalent performance of investments allocated to us as compared to the other entities. In some cases, due to information barriers that are in place, we and other Carlyle investment funds, accounts or other similar arrangements may compete with each other for specific investment opportunities without being aware that they are competing with each other. Carlyle has a conflict system in place above these information barriers to identify potential conflicts early in the process and determine if an allocation decision needs to be made or if an investment is precluded. If the conflicts system detects a potential conflict, the legal and compliance departments of Carlyle assess investment opportunities to determine whether a particular investment opportunity is required to be allocated to a particular investment fund, account or other similar arrangement (including us) or is prohibited from being allocated to a particular investment fund, account or similar arrangement. Subject to a determination by the legal and compliance departments (if applicable), portfolio management teams and, as applicable, the Investment Adviser's allocation committees, are then charged with ensuring that investment opportunities are allocated to the appropriate investment fund, account or similar arrangement in accordance with our Investment Adviser's allocation policies and procedures. In addition, in some cases Carlyle and our Investment Adviser may make investment recommendations to investment funds, accounts and other similar arrangements where the investment funds, accounts and other similar arrangements make the investment independently of Carlyle and our Investment Adviser. As a result, there are circumstances where investments appropriate for us are instead allocated, in whole or in part, to such other investment funds, accounts or other similar arrangements irrespective of our Investment Adviser’s and Carlyle’s other policies and procedures regarding allocation of investments. Where Carlyle otherwise has discretion to allocate investment opportunities among various funds, accounts and other similar arrangements, it should be noted that Carlyle may determine to allocate such investment opportunities away from us.
During periods of unusual market conditions, our Investment Adviser may deviate from its normal trade allocation practices. For example, this may occur with respect to the management of unlevered and/or long-only investment funds, accounts or similar arrangements that are typically managed on a side-by-side basis with levered and/or long-short investment funds, accounts or similar arrangements.

Election to be Taxed as a RIC
We have elected to be treated, and intend to continue to qualify annually, as a RIC for U.S. federal income tax purposes under Subchapter M of the Code. As a RIC, we generally will not pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our stockholders as dividends. Instead, dividends we distribute generally will be taxable to the holders of our common stock, and any net operating losses, foreign tax credits and other tax attributes may not pass through to the holders of our common stock. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, we must distribute to our stockholders on an annual basis at least 90% of our investment company taxable income (generally, our net ordinary income plus the excess of our realized net short-term capital gains over realized net long-term capital losses, determined without regard to the dividends paid deduction) for any taxable year (the “Annual Distribution Requirement”). The following discussion assumes that we qualify as a RIC and have satisfied the Annual Distribution Requirement. If we (1) qualify as a RIC, and (2) satisfy the Annual Distribution Requirement, then we are not subject to U.S. federal income tax on the portion of our net taxable income we distribute (or are deemed to distribute) to stockholders. We are subject to U.S. federal income tax at regular corporate rates on any income or capital gains not distributed (or deemed distributed) to our stockholders.
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
As a BDC, we are generally required to meet a minimum “asset coverage” ratio after each issuance of senior securities. “Asset coverage” generally refers to a company’s total assets, less all liabilities and indebtedness not represented by “senior securities,” as defined in the Investment Company Act, divided by total senior securities representing indebtedness and, if applicable, preferred stock. “Senior securities” for this purpose includes borrowings from banks or other lenders, debt securities and preferred stock. On April 9, 2018 and June 6, 2018, our Board of Directors, including a “required majority” (as such term is defined in Section 57(o) of the Investment Company Act), and our stockholders, respectively, approved the application to us of the 150% minimum asset coverage ratio set forth in Section 61(a)(2) of the 1940 Act. As a result, the minimum asset coverage ratio applicable to us was reduced from 200% to 150%, effective as of June 7, 2018, the first day after our 2018 annual meeting of stockholders. See Part I, Item 1A of this Form 10-K “Risk Factors—Risks Related to Our Business and Structure—New legislation allows us to incur additional leverage.”
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
Qualifying Assets
As a BDC, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities and indebtedness of private U.S. companies and certain public U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We also may invest up to 30% of our portfolio in non-qualifying assets, as permitted by the Investment Company Act. Specifically, as part of this 30% basket, we may invest in entities that are not considered “eligible portfolio companies” (as defined in the Investment Company Act), including companies located outside of the United States, entities that are operating pursuant to certain exceptions under the Investment Company Act, and publicly traded entities whose public equity market capitalization exceeds the levels provided for under the Investment Company Act.
Managerial Assistance to Portfolio Companies
As a BDC, we must offer, and must provide upon request, significant managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. Our Investment Adviser may provide all or a portion of this assistance pursuant to our administration agreement, the costs of which will be reimbursed by us. We may receive fees for these services.
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
Compliance Policies and Procedures
We and our Investment Adviser have each adopted and implemented written policies and procedures reasonably designed to detect and prevent violation of the federal securities laws and are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation. Our Chief Compliance Officer is responsible for administering these policies and procedures.
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
We expect to use the expertise of the members of our Investment Adviser’s investment committee and its investment team to assess investment risks and determine appropriate pricing for our investments. In addition, we expect that extensive direct origination resources, broad product capabilities, ability to commit capital in scale and the depth of expertise of our Investment Adviser’s investment team will enable us to learn about and compete effectively for, financing opportunities with attractive middle market companies in the industries in which we seek to invest. For additional information concerning the competitive risks we face, see Part I, Item 1A of this Form 10-K “Risk Factors—Risks Related to Our Investments—We operate in a highly competitive market for investment opportunities, and compete with investment vehicles sponsored or advised by our affiliates”.
Staffing
We do not currently have any employees. Our interim Treasurer and principal accounting officer, a Managing Director of Carlyle, and our Chief Compliance Officer and Secretary, a Vice President of Carlyle, are retained by our Administrator pursuant to the Carlyle Sub-Administration Agreement. Each of these professionals performs their respective functions for us under the terms of our Administration Agreement.
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

Item 1A. Risk Factors
An investment in the Company involves a high degree of risk. You should carefully consider these risk factors, together with all of the other information included in this report, before you decide whether to make an investment in the Company. There can be no assurance that the Company’s investment objective will be achieved or that an investor will receive a return of its capital. In addition, there will be occasions when the Investment Adviser and its affiliates may encounter potential conflicts of interest in connection with the Company. The risks set out below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. The following considerations, in addition to the considerations set forth elsewhere herein, should be carefully evaluated before making an investment in the Company. If any of the following events occur, our business, financial condition and operating result could be materially and adversely affected. In such case, the NAV and the trading price of our common stock and the trading price, if any, of any other securities that we may issue could decline, and you may lose all or part of your investment.
Risks Related to Our Business and Structure
Capital markets may experience periods of disruption and instability. These market conditions may materially and adversely affect debt and equity capital markets in the United States and abroad, which may have a negative impact on our business and operations.
The U.S. and global capital markets have in the past, and may in the future, experience periods of extreme volatility and disruption during economic downturns and recessions. Increases to budget deficits or direct and contingent sovereign debt may create concerns about the ability of certain nations to service their sovereign debt obligations and any risks resulting from any such debt crisis in Europe, the U.S. or elsewhere could have a detrimental impact on the global economy, sovereign and non-sovereign debt in certain countries and the financial condition of financial institutions generally. Austerity measures that certain countries may agree to as part of any debt crisis or disruptions to major financial trading markets may adversely affect world economic conditions, our business and the businesses of our portfolio companies. In June 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union (“Brexit”). The UK officially left the EU on January 31, 2020 and an 11-month transition period commenced to obtain a new trade agreement. The implications of the withdrawal and the pending trade agreement are unclear. Disruptions in the capital markets, which may be caused by political trends and government actions in the U.S. and elsewhere, could adversely affect our business, the businesses of our portfolio companies, and the broader financial and credit markets. Disruptions may also reduce the availability of debt and equity capital for the market as a whole and to financial firms in particular. At various times, such disruptions have resulted in, and may in the future result in, a lack of liquidity in parts of the debt capital markets, significant write-offs in the financial services sector and the repricing of credit risk. Such conditions may occur for a prolonged period of time again, and may materially worsen in the future, including as a result of U.S. government shutdowns, or future downgrades to the U.S. government's sovereign credit rating or the perceived credit worthiness of the U.S. or other large global economies. Unfavorable economic conditions, including future recessions, could also increase our funding costs, limit our access to the capital markets, or result in a decision by lenders no to extend credit to us. These conditions may cause us to reduce the volume of loans we originate and/or fund, adversely affect the value of our portfolio investments or otherwise have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
We do not have any employees. We depend on the diligence, skill and network of business contacts of our Investment Adviser’s investment professionals and CDL to source appropriate investments for us. We depend on members of our Investment Adviser’s investment team to appropriately analyze our investments and our Investment Adviser’s investment committee to approve and monitor our middle market portfolio investments. Our Investment Adviser’s investment committee, together with the other members of its investment team, evaluate, negotiate, structure, close and monitor our investments. Our future success will depend on the continued availability of the members of our Investment Adviser’s investment committee and the other investment professionals available to our Investment Adviser. Neither we nor our Investment Adviser has employment agreements with these individuals or other key personnel, and we cannot provide any assurance that unforeseen business, medical, personal or other circumstances would not lead any such individual to terminate his or her relationship with us. The loss of any senior investment professionals to which our Investment Adviser has access, including members of our Investment Adviser's investment committee, or a significant number of the investment professionals of our Investment Adviser, could have a material adverse effect on our ability to achieve our investment objective as well as on our financial condition and results of operations. In addition, we cannot assure you that CGCIM will remain our investment adviser or that we will continue to have access to Carlyle’s investment professionals or its information and deal flow. If, due to extraordinary market conditions or other reasons, we and other funds managed by our Investment Adviser or its affiliates were to incur substantial losses, the revenues of our Investment Adviser and its affiliates may decline substantially. Such losses may hamper our Investment Adviser's and its affiliates' ability to provide the same level of service to us as it would have. Further, there can be no assurance that CGCIM will replicate its own or Carlyle’s historical success, and we caution you that our investment returns could be substantially lower than the returns achieved by other Carlyle-managed funds.

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
We have borrowed under the credit facilities and through the issuance of debt securities and in the future may borrow under additional debt facilities from financial institutions. On May 24, 2013, our wholly owned subsidiary, the SPV, entered into a senior secured revolving credit facility (as amended, the “SPV Credit Facility”) with a maximum principal amount of $400 million. In addition, on March 21, 2014, we entered into a senior secured revolving credit facility (as amended, the “Credit Facility” and, together with the SPV Credit Facility, the “Facilities”) with a maximum principal amount of $593 million. Further, on June 26, 2015, we completed a $400 million term debt securitization (the “2015-1 Debt Securitization”). The notes offered in the 2015-1 Debt Securitization (the “2015-1 Notes”) were issued by the 2015-1 Issuer, our wholly owned and consolidated subsidiary. On August 30, 2018, the 2015-1 Issuer refinanced the 2015-1 Debt Securitization (the “2015-1 Debt Securitization Refinancing”) by redeeming in full the 2015-1 Notes and issuing new notes (the “2015-1R Notes”) for $449.2 million as wart of a $550 million securitization. On December 30, 2019, we closed a private offering of $115 million in aggregate principal amount of 4.750% senior unsecured notes due December 31, 2024 (the “Senior Notes”).
We expect to issue additional debt and equity securities to fund our growth. If we fail to obtain funds from such sources or from other sources to fund our investments, it could limit our ability to grow, which may have an adverse effect on the value of our securities. We may pursue growth through acquisitions or strategic investments in new businesses. Completion and timing of any such acquisitions or strategic investments may be subject to a number of contingencies and risks. There can be no assurance that the integration of an acquired business will be successful or that an acquired business will prove to be profitable or sustainable.
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
We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the Investment Company Act. In addition, we may seek to securitize certain of our loans. Under the provisions of the Investment Company Act, we are permitted, as a BDC, to issue senior securities only in amounts such that our asset coverage ratio, as defined in the Investment Company Act, equals at least 150% of total assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test, which may prohibit us from paying dividends and could prevent us from maintaining our status as a RIC or may prohibit us from repurchasing shares of our common stock. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Accordingly, any failure to satisfy this test could have a material adverse effect on our business, financial condition or results of operations. As of December 31, 2019, our asset coverage calculated in accordance with the Investment Company Act was 181.01%. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. Furthermore, as a result of issuing senior securities, our common stockholders would also be exposed to typical risks associated with increased leverage, including an increased risk of loss resulting from increased indebtedness.
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
As part of our business strategy, we, including through our wholly owned subsidiaries, borrow from and issue senior debt securities to banks, insurance companies and other lenders. Holders of these loans or senior securities would have fixed-dollar claims on our assets that are superior to the claims of our stockholders. If the value of our assets decreases, leverage will cause our NAV to decline more sharply than it otherwise would have without leverage. Similarly, any decrease in our income would cause our net income to decline more sharply than it would have if we had not borrowed. This decline could negatively affect our ability to make dividend payments on our common stock.
Our ability to service our borrowings depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. In addition, our management fees are payable based on our gross assets, including assets acquired through the use of leverage (but excluding cash and any temporary investments in cash-equivalents), which may give our Investment Adviser an incentive to use leverage to make additional investments. See “—We may be obligated to pay our Investment Adviser incentive compensation even if we incur a loss.” The amount of leverage that we employ will depend on our Investment Adviser’s and our Board of Directors’ assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to continue to obtain credit at all or on terms acceptable to us.
In addition to having fixed-dollar claims on our assets that are superior to the claims of our common stockholders, obligations to lenders may be secured by a first priority security interest in our portfolio of investments and cash. In the case of a liquidation event, those lenders would receive proceeds to the extent of their security interest before any distributions are made to our stockholders under certain circumstances. In addition, as the holder of the preferred interests issued by the 2015-1 Issuer (the “2015-1 Issuer Preferred Interests”) on the closing date of the 2015-1 Debt Securitization in exchange for our contribution to the 2015-1 Issuer of the initial closing date loan portfolio (i.e., the subordinated class of the 2015-1 Securitization), we may be required to absorb losses with respect to the 2015-1 Debt Securitization.
Our Facilities, the Senior Notes and the 2015-1R Notes impose financial and operating covenants that restrict our business activities, remedies on default and similar matters. As of December 31, 2019, we were in material compliance with the operating and financial covenants of our Facilities, the Senior Notes and the 2015-1 Notes. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. Accordingly, although we believe we will continue to be in compliance, we cannot assure you that we will continue to comply with the covenants in our Facilities, the Senior Notes and the 2015-1R Notes. Failure to comply with these covenants could result in a default. If we were unable to obtain a waiver of a default from the lenders or holders of that indebtedness, as applicable, those lenders or holders could accelerate repayment under that indebtedness, which may result in cross-acceleration of other indebtedness. An acceleration could have a material adverse impact on our business, financial condition and results of operations. Lastly, we may be unable to obtain additional leverage, which would, in turn, affect our return on capital.
As of December 31, 2019, we had a combined $1,181 million of outstanding consolidated indebtedness under our Facilities, Senior Notes and 2015-1R Notes. Our annualized interest cost as of December 31, 2019, was 4.01%, excluding fees (such as fees on undrawn amounts and amortization of upfront fees). Since we generally pay interest at a floating rate on our Facilities and 2015-1R Notes, an increase in interest rates will generally increase our borrowing costs.
The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns on our portfolio, net of expenses. The calculations in the table below are hypothetical, and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
Assumed annual returns on the Company's portfolio (net of expenses)	(10)%	(5)%	0%	5%	10%
Corresponding return to common stockholder (1)	(27.83)%	(16.39)%	(4.95)%	6.48%	17.92%

(1)
Assumes, as of December 31, 2019, (i) $2,187.5 million in total assets, (ii) $1,181 million in outstanding indebtedness, (iii) $956 million in net assets and (iv) weighted average effective annual interest rate, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 4.01%.

Based on an outstanding indebtedness of $1,181 million as of December 31, 2019, and the weighted average effective annual interest rate, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 4.01% as of that date, our investment portfolio at fair value would have had to produce an annual return of approximately 2.17% to cover annual interest payments on the outstanding debt. For more information on our indebtedness, see Part II, Item 7 of this Form 10-K “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources.”
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
General interest rate fluctuations and changes in credit spreads on floating rate loans may have a substantial negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our rate of return on invested capital, our net investment income and our NAV. Substantially all of our debt investments have variable interest rates that reset periodically based on benchmarks such as the London Interbank Offered Rate (“LIBOR” or “L”) and the U.S. Prime Rate (“Prime Rate” or “P”), so an increase in interest rates from their historically low present levels may make it more difficult for our portfolio companies to service their obligations under the debt investments that we hold. Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. Furthermore, because we typically borrow money to make investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income to the extent we use debt to finance our investments. In periods of rising interest rates, our cost of funds would increase, which could reduce our net investment income.
In general, rising interest rates will negatively impact the price of a fixed rate debt instrument and falling interest rates will have a positive impact on price. Adjustable rate instruments also react to interest rate changes in a similar manner, although generally to a lesser degree (depending, however, on the characteristics of the reset terms, including the index chosen, frequency of reset and reset caps or floors, among other factors). Interest rate sensitivity is generally more pronounced and less predictable in instruments with uncertain payment or prepayment schedules.
In addition, a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the incentive fee hurdle rate in our Investment Advisory Agreement and may result in a substantial increase in the amount of incentive fees payable to our Investment Adviser with respect to our pre-incentive fee net investment income. Also, an increase in interest rates available to investors could make an investment in our common stock less attractive if we are not able to increase our distribution rate, which could reduce the value of our common stock.
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
To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee ("ARRC"), a U.S.-based group convened by the Federal Reserve and the Federal Reserve Bank of New York, was formed. Financial regulators in the United Kingdom, the European Union, Japan and Switzerland also formed working groups with the aim of recommending alternatives to LIBOR denominated in their local currencies. The ARRC has identified the Secured Overnight Financing Rate ("SOFR") as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, it is unclear if other benchmarks may emerge or if other rates will be adopted outside the U.S.
The expected discontinuance of LIBOR may require us to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our ability to receive attractive returns.
In addition, if LIBOR ceases to exist, we may need to renegotiate certain terms of our Facilities and 2015-R Notes. If we are unable to do so, amounts outstanding under the Facilities and 2015-R Notes may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our return on capital.
Depending on several factors, including those set forth above, and the related costs of negotiating and documenting necessary changes to documentation, our business, financial condition and results of operations could be materially adversely impacted by the market transition or reform of certain reference rates and benchmarks. Other factors include the pace of the transition to replacement or reformed rates, the specific terms and parameters for and market acceptance of any alternative reference rates, prices and liquidity of trading markets for products based on alternative reference rates, and our ability to transition and develop appropriate systems and analytics for one or more alternative reference rates.
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
Our executive officers and directors, other current and future principals of our Investment Adviser and certain members of our Investment Adviser’s investment committee currently serve, and may continue to service, as officers, directors or principals of other entities and affiliates of our Investment Adviser and funds managed by our affiliates that operate in the same or a related line of business as we do. Currently, our executive officers, as well as the other principals of our Investment

Adviser manage other funds affiliated with Carlyle, including other existing and future affiliated BDCs, including TCG BDC II, Inc. (“BDC II”). In addition, our Investment Adviser’s investment team has responsibilities for sourcing and managing U.S. middle market debt investments for certain other investment funds and accounts. Accordingly, they have obligations to investors in those entities, the fulfillment of which may not be in the best interests of, or may be adverse to the interests of, us or our stockholders. Although the professional staff of our Investment Adviser will devote as much time to our management as appropriate to enable our Investment Adviser to perform its duties in accordance with the Investment Advisory Agreement, the investment professionals of our Investment Adviser may have conflicts in allocating their time and services among us, on the one hand, and investment vehicles managed by Carlyle or one or more of its affiliates on the other hand.
Our Investment Adviser and its affiliated investment managers may face conflicts in allocating investment opportunities between us and affiliated investment vehicles that have overlapping objectives with ours. For example, certain affiliated investment vehicles may have arrangements that provide for higher management or incentive fees, greater expense reimbursements or overhead allocations, or permit the Investment Adviser and its affiliates to receive transaction fees not permitted under the Investment Company Act, all of which may contribute to this conflict of interest and create an incentive for our Investment Adviser or its affiliated managers to favor such other accounts. Furthermore, our Investment Adviser and its affiliated investment managers may form vehicles for the benefit of third-party investors that will be entitled to a portion of the allocation with respect to an investment. Such co-investment rights could result in us being allocated a smaller share of an investment than would otherwise be the case in the absence of such co-investment rights. Although our Investment Adviser will endeavor to allocate investment opportunities in a fair and equitable manner in accordance with its allocation policies and procedures, it is possible that, in the future, we may not be given the opportunity to participate in investments made by investment funds managed by our Investment Adviser or an investment manager affiliated with our Investment Adviser, including Carlyle.
We and our affiliates own, and may continue to own, investments at different levels of a portfolio company’s capital structure or otherwise own different classes of a portfolio company’s securities, which may give rise to conflicts of interest or perceived conflicts of interest. Conflicts may also arise because portfolio decisions regarding our portfolio may benefit our affiliates. Our affiliates may pursue or enforce rights with respect to one of our portfolio companies, and those activities may have an adverse effect on us.
It is possible that Carlyle or an affiliated investment vehicle will invest in a company that is or becomes a competitor of a portfolio company of ours. Such investment could create a conflict between us, on the one hand, and Carlyle or the affiliated investment vehicle, on the other hand. In such a situation, Carlyle or our Investment Adviser may also have a conflict in the allocation of its own resources to our portfolio company. In addition, certain affiliated investment vehicles will be focused primarily on investing in other funds that may have strategies that overlap and/or directly conflict and compete with us.
As a result of the expansion of Carlyle’s platform into various lines of business in the alternative asset management industry, Carlyle is subject to a number of actual and potential conflicts of interest and subject to greater regulatory oversight than that to which it would otherwise be subject if it had just one line of business. In addition, as Carlyle expands its platform, the allocation of investment opportunities among its investment funds, including us, is expected to become more complex. In addressing these conflicts and regulatory requirements across Carlyle’s various businesses, Carlyle has implemented, and may continue to implement, certain policies and procedures. For example, Carlyle has established an information barrier between Carlyle Global Credit, on the one hand, and the rest of Carlyle, on the other, which restricts the communications of Carlyle Global Credit with other Carlyle investment professionals pursuant to the information barrier policy. In addition, we may come into possession of material non-public information with respect to issuers in which we may be considering making an investment. As a consequence, we may be precluded from providing such information or other ideas to other funds affiliated with Carlyle that may benefit from such information or we may be precluded from otherwise consummating a contemplated investment. To the extent we or any other funds affiliated with Carlyle fail to appropriately deal with any such conflicts, it could negatively impact our reputation or Carlyle’s reputation and our ability to raise additional funds and the willingness of counterparties to do business with us or result in potential litigation against us.
In the ordinary course of business, we enter, and may continue to enter, into transactions with affiliates and portfolio companies that may be considered related party transactions. We have implemented certain policies and procedures whereby certain of our executive officers screen each of our transactions for any possible affiliations between the proposed portfolio investment, us and other affiliated persons, including our Investment Adviser, stockholders that own more than 5% of us, employees, officers and directors of us and our Investment Adviser and certain persons directly or indirectly controlling, controlled by or under common control with the foregoing persons. We will not enter into any agreements unless and until we are satisfied that doing so will not raise concerns under the Investment Company Act or, if such concerns exist, we have taken appropriate actions to seek Board of Directors review and approval or SEC exemptive relief for such transaction.

In the course of our investing activities, we pay management and incentive fees to our Investment Adviser and reimburse our Investment Adviser for certain expenses it incurs in accordance with our Investment Advisory Agreement. The base management fee is based on our gross assets and the incentive fee is paid on income, both of which include leverage. As a result, investors in our common stock invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than an investor might achieve through direct investments. Because these fees are based on gross assets, our Investment Adviser benefits to the extent we incur debt or use leverage. Accordingly, there may be times when the senior management team of our Investment Adviser has interests that differ from those of our stockholders, giving rise to a conflict.
In addition, we pay our Administrator, an affiliate of our Investment Adviser, its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including, compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and their respective staff who provide services to us, operations staff who provide services to us, and internal audit staff in their role of performing our Sarbanes-Oxley Act internal control assessment. These arrangements create conflicts of interest that our Board of Directors monitors. Despite Carlyle’s good faith judgment to arrive at a fair and reasonable expense allocation methodology, the use of any particular methodology may lead us to bear relatively more expense in certain instances and relatively less in other instances compared to what we would have borne if a different methodology had been used. However, Carlyle seeks to make allocations that are equitable on an overall basis in its good faith judgment.
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
Under certain circumstances, the use of leverage may increase the likelihood of default, which would impair the value of our securities. In addition, our Investment Adviser receives the incentive fees based, in part, upon net capital gains realized on our investments. Unlike that portion of the incentive fees based on income, there is no hurdle rate applicable to the portion of the incentive fees based on net capital gains. As a result, our Investment Adviser may have incentive to invest more capital in investments that are likely to result in capital gains as compared to income producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.
The “catch-up” portion of the incentive fees may encourage our Investment Adviser to accelerate or defer interest payable by portfolio companies from one calendar quarter to another, potentially resulting in fluctuations in timing and dividend amounts.
Additionally, the incentive fees payable by us to our Investment Adviser may create an incentive for our Investment Adviser to cause us to realize capital gains or losses that may not be in the best interest of us or our stockholders. Under the incentive fee structure, our Investment Adviser benefits when we recognize capital gains and, because our Investment Adviser determines when an investment is sold, our Investment Adviser controls the timing of the recognition of such capital gains. Our Board of Directors is charged with protecting our stockholders’ interests by monitoring how our Investment Adviser addresses these and other conflicts of interest associated with its management services and compensation.
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
If we fail to maintain the adequacy of our internal controls over financial reporting, we may not be able to accurately report our financial results, which may adversely affect investor confidence in us and, as a result, the value of our securities.
Effective internal controls over financial reporting are necessary for us to provide reliable financial reports. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of applicable stock exchange listing rules, and result in a breach of the covenants under the agreements governing any of our financing arrangements. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Additionally, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm were to report a material weakness in our internal controls over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports. This could materially adversely affect us and lead to a decline in the price of our securities.
Our internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our operations, financial reporting or financial results could be harmed and we could fail to meet our financial reporting obligations.
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
On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act, which significantly revised the Internal Revenue Code, including, a reduction in the corporate income tax rate, a new limitation on the deductibility of interest expense, and significant changes to the taxation of income earned from foreign sources and foreign subsidiaries. The Tax Cuts and Jobs Act also authorizes the IRS to issue regulations with respect to the new provisions. Among other things, Tax Reform limits the ability of borrowers to fully deduct interest expense. This could potentially affect the loan market, for example by impacting the demand for loans available from us or the terms of such loans.  The changes to interest deductibility, utility of net operating losses and other provisions of Tax Reform could also in certain circumstances increase the U.S. tax burden on our portfolio assets which, in turn, could negatively impact their ability to service their interest expense obligations to us.
On May 24, 2018, President Trump signed into law the Economic Growth, Regulatory Relief, and Consumer Protection Act, which leaves the architecture and core features of the Dodd-Frank Act intact but significantly recalibrates applicability thresholds, revises various post-crisis regulatory requirements, and provides targeted regulatory relief to certain financial institutions. Among the most significant of its amendments to the Dodd-Frank Act are a substantial increase in the $50 billion asset threshold for automatic regulation of bank holding companies as “systemically important financial institutions” (“SIFIs”) an exemption from the Volcker Rule for insured depository institutions with less than $10 billion in consolidated assets and lower levels of trading assets and liabilities, as well as amendments to the liquidity leverage ratio and supplementary leverage ratio requirements.  The effect of this change and any further rules or regulations are and could be complex and far-reaching, and the change and any future laws or regulations or changes thereto could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business, financial condition and results of operations.
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
We invest primarily in loans to middle market companies whose debt, if rated, is rated below investment grade and, if not rated, would likely be rated below investment grade if it were rated. Investments rated below investment grade are generally considered higher risk than investment grade instruments. Bonds that are rated below investment grade are sometimes referred to as “high yield bonds” or “junk bonds.” Exposure to below investment grade instruments involves certain risks, including speculation with respect to the borrower’s capacity to pay interest and repay principal. In our first lien senior secured loans, the fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the loan’s terms, or at all, or that we will be able to collect on the loan should we be forced to enforce our remedies. To the extent we hold second lien senior secured loans and junior debt investments, holders of first lien loans may be repaid before us in the event of a bankruptcy or other insolvency proceeding. This may result in an above average amount of risk and loss of principal. Unitranche loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a heightened risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. When we invest in loans, we have acquired and may in the future acquire equity securities as well. However, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.
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
Our portfolio securities are generally illiquid and typically do not have a readily available market price and, in such a case, we will value these securities at fair value as determined in good faith under procedures adopted by our Board of Directors, which valuation is inherently subjective and may not reflect what we may actually realize from the sale of the investment.
Substantially all of our portfolio investments are in the form of debt investments that are not publicly traded and are illiquid compared to publicly traded securities, and there can be no assurance that we will be able to realize returns on such investments in a timely manner. The fair value of these illiquid portfolio securities is not readily determinable, and the due diligence process that our Investment Adviser undertakes in connection with our investments may not reveal all the facts that may be relevant in connection with such investment. We value these investments on at least a quarterly basis in accordance with our valuation policy, which is at all times consistent with accounting principles generally accepted in the United States (“US GAAP”). Our Board of Directors utilizes the services of a third-party valuation firm to aid it in determining the fair value of these investments as well as the recommendations of our Investment Adviser’s investment professionals, which are based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. The Board of Directors discusses valuations and determines the fair value in good faith based on the input of our Investment Adviser and the third-party valuation firm. The participation of our Investment Adviser in our valuation process, and the indirect pecuniary interest in our Investment Adviser by the Interested Directors on our Board of Directors, could result in a conflict of interest, since the management fee is based on our gross assets and also because our Investment Adviser is receiving performance-based incentive fees.
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
The activity of identifying, completing and realizing attractive investments is highly competitive and involves a high degree of uncertainty. The availability of investment opportunities generally will be subject to market conditions. In particular, in light of changes in such conditions, including changes in long-term interest rates, certain types of investments may not be available to us on terms that are as attractive as the terms on which opportunities were available to previous investment programs sponsored by Carlyle. A number of entities compete with us to make the types of investments that we target in middle market companies. We compete with other BDCs, public and private funds, commercial and investment banks, commercial finance companies, and, to the extent they provide an alternative form of financing, private equity funds, some of which are affiliates of us. Furthermore, over the past several years, an ever-increasing number of debt and credit opportunities funds have been formed and many such existing funds have grown substantially in size. Additional funds with similar objectives may be formed in the future by Carlyle or by other unrelated parties. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. Consequently, it is possible that competition for appropriate investment opportunities may increase, thus reducing the number of investment opportunities available to us and adversely affecting the terms upon which investments can be made. Furthermore, many of our competitors are not subject to the regulatory restrictions that the Investment Company Act and the Code impose on us. The competitive pressures we face may have a material adverse effect on our business, financial condition and results of operations. As a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and, accordingly, we may incur legal, due diligence and other costs on investments which may not be successful and we may not recover all of our costs, which would adversely affect returns. We can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective.
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
Our portfolio companies may be highly leveraged.
Some of our portfolio companies are highly leveraged, which may have adverse consequences to these companies and to us as an investor. These companies may be subject to restrictive financial and operating covenants and the leverage may impair these companies’ ability to finance their future operations and capital needs. As a result, these companies’ flexibility to respond to changing business and economic conditions and to take advantage of business opportunities may be limited. Further, a leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used. Moreover, rising interest rates may significantly increase a company's or project's interest expense, or a significant industry downturn may affect a company's ability to generate positive cash flow, in either case causing an inability of a leveraged company to service outstanding debt. In the event such leveraged company cannot generate adequate cash flow to meet debt obligations, the company may default on its loan agreements or be forced into bankruptcy resulting in a restructuring or liquidation of the company. Leveraged companies may enter into bankruptcy proceedings at higher rates than companies that are not leveraged.
Depending on the facts and circumstances of our investments and the extent of our involvement in the management of a portfolio company, upon the bankruptcy of a portfolio company, a bankruptcy court may recharacterize our debt investments as equity interests and subordinate all or a portion of our claim to that of other creditors. This could occur even though we may have structured our investment as senior debt.
Our portfolio companies may incur debt that ranks equally with, or senior to, some of our investments in such companies and if there is a default, we may experience a loss on our investment.
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
We are classified as a non-diversified investment company within the meaning of the Investment Company Act, which means that we are not limited by the Investment Company Act with respect to the proportion of our assets that we may invest in securities of a single issuer, excluding limitations on investments in other investment companies. Although we do not intend to focus our investments in any specific industries, our portfolio may be concentrated in a limited number of portfolio companies and industries. Beyond the asset diversification requirements associated with our qualification as a RIC under Subchapter M of the Code and under the Facilities, Senior Notes and 2015-1 Notes, we do not have fixed guidelines for diversification, and while we do not target any specific industries, our investments may be concentrated in relatively few industries. As a result, the aggregate returns we will realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of one or more investments. Additionally, a downturn in any particular industry in which we are invested could also significantly impact our aggregate returns.
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
In addition, when sourcing debt investments, we expect to rely significantly upon representations made to us by the borrower. There can be no assurance that such representations are accurate or complete, or that any due diligence undertaken would identify any misrepresentation or omission.
The due diligence investigation that our Investor Adviser carries out with respect to an investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity, and will not result in the investment being successful.
Before we make investments, our Investment Adviser will typically conduct due diligence that it deems reasonable and appropriate based on the facts and circumstances applicable to each investment. Due diligence may entail evaluation of important and complex business, financial, tax, accounting, environmental and legal issues. Outside consultants, legal advisors, accountants, credit rating agencies, investment banks and other third parties may be involved in the due diligence process to varying degrees depending on the type of investment. When conducting due diligence and making an assessment regarding an investment, our Investment Adviser will rely on the resources available to it, including information provided by the portfolio companies and, in some circumstances, third-party investigations. In addition, investment analyses and decisions by our Investment Adviser may be required to be undertaken on an expedited basis to take advantage of certain investment opportunities. In such cases, the information available to our Investment Adviser at the time of making an investment decision may be limited. The due diligence investigation that our Investment Adviser carries out with respect to an investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity. Moreover, the due diligence investigation does not ensure that such investment will be successful. In addition, Carlyle's Environmental, Social and Governance program may cause us not to make an investment we otherwise would have made or impact other action taken or refrained from.
Our portfolio companies prepay loans from time to time, which may have the effect of reducing our investment income if the returned capital cannot be invested in transactions with equal or greater yields.
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
We invest through joint ventures, partnerships or other special purpose vehicles and our investments through these vehicles may entail greater risks, or risks that we otherwise would not incur, if we otherwise made such investments directly.
We make indirect investments in portfolio companies through joint ventures, partnerships or other special purpose vehicles (“Investment Vehicles”) including Credit Fund. In general, the risks associated with indirect investments in portfolio companies through an Investment Vehicle are similar to those associated with a direct investment in a portfolio company. While we intend to analyze the credit and business of a potential portfolio company in determining whether to make an investment through an Investment Vehicle, we will nonetheless be exposed to the creditworthiness of the Investment Vehicle. In the event of a bankruptcy proceeding against the portfolio company, the assets of the portfolio company would typically be used to satisfy its obligations prior to the satisfaction of our investment in the Investment Vehicle (i.e., our investment in the Investment Vehicle would be structurally subordinated to the obligations of the portfolio company). In addition, if we are to invest in an Investment Vehicle, we may be required to rely on our partners in the Investment Vehicle when making decisions regarding such Investment Vehicle’s investments, accordingly, the value of the investment could be adversely affected if our interests diverge from those of our partners in the Investment Vehicle.

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
Following an initial investment in a portfolio company, we have made, and may continue to make, additional investments in that portfolio company as “follow-on” investments to:

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
The disposition of our investments may result in contingent liabilities.
A significant portion of our investments involve private securities. In connection with the disposition of an investment in private securities, we may be required to make representations about the business and financial affairs of the portfolio company typical of those made in connection with the sale of a business. We may also be required to indemnify the purchasers of such investment to the extent that any such representations turn out to be inaccurate or with respect to potential liabilities. These arrangements may result in contingent liabilities that ultimately result in funding obligations that we must satisfy through our return of distributions previously made to us.
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
OID may arise if we hold securities issued at a discount or in certain other circumstances. OID and PIK create the risk that incentive fees will be paid to the Investment Adviser based on non-cash accruals that ultimately may not be realized, while the Investment Adviser will be under no obligation to reimburse us for these fees. We hold investments that result in OID interest and PIK interest.
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
Our investments may be affected by force majeure events.
Our investments may be affected by force majeure events (e.g. events beyond the control of the party claiming that the event has occurred, including, without limitation, acts of God, fire, flood, earthquakes, outbreaks of infectious disease, pandemic or any other serious public health concern, war, trade war, cyber security breaches, terrorism and labor strikes). Some force majeure events may adversely affect the ability of a party (including a portfolio company or a counterparty to us or a portfolio company) to perform its obligations until it is able to remedy the force majeure event. In addition, the cost to a portfolio company or us of repairing or replacing damaged assets resulting from such force majeure event could be considerable. Certain force majeure events (such as war or an outbreak of an infectious disease) could have a broader negative impact on the world economy and international business activity generally, or in any of the countries in which we may invest specifically.
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
The market price and liquidity of the market for our common stock and any other securities that we may issue may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•
changes or perceived changes in the value of our portfolio investments as a result of changes in market factors, such as interest rate shifts, and also portfolio specific performance, such as portfolio company defaults, among others reasons;

•	significant volatility in the market price and trading volume of securities of BDCs or other companies in our sector, which are not necessarily related to the operating performance of these companies;

•	price and volume fluctuations in the overall stock market from time to time;

•	the inclusion or exclusion of our securities from certain indices;

•	changes in law, regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;

•	any loss of RIC status;

•	changes in our earnings or perceived changes or variations in our operating results;

•	changes in accounting guidelines governing valuation of our investments;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•	the inability of our Investment Adviser to employ additional experienced investment professionals or the departure of any of our Investment Adviser’s key personnel;

•	short-selling pressure with respect to shares of our common stock or BDCs generally;

•	future sales of our securities convertible into or exchangeable or exercisable for our common stock or the conversion of such securities;

•	uncertainty surrounding the strength of the U.S. economy and where the debt market is in the credit cycle;

•	uncertainty between the U.S. and other countries with respect to trade policies, treaties, and tariffs;

•	the social, geopolitical, financial, trade and legal implications of Brexit;

•	fluctuations in base interest rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate, and the uncertainties regarding the future of LIBOR;

•	operating performance of companies comparable to us;

•	general economic trends and other external factors; and

•	loss of a major funding source.
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
We cannot assure you that a trading market for our common stock can be sustained. In addition, we cannot predict the prices at which our common stock will trade. Shares of closed-end investment companies, including BDCs, frequently trade at a discount from NAV and our common stock may also be discounted in the market. This characteristic of closed-end investment companies is separate and distinct from the risk that our NAV per share may decline. We cannot predict whether our common stock will trade at, above or below NAV. The risk of loss associated with this characteristic of closed-end management investment companies may be greater for investors expecting to sell shares of common stock purchased in the offering soon after the offering. Recently, the stocks of BDCs as an industry, including from time to time shares of our common stock, have traded below NAV and during much of 2009 traded at near historic lows as a result of concerns over liquidity, leverage restrictions and distribution requirements. See “Risk Factors—Risks Related to Our Business and Structure—Capital markets may experience periods of disruption and instability. These market conditions may materially and adversely affect debt and equity capital markets in the United States and abroad, which may have a negative impact on our business and operations.”
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
On November 4, 2019, the Company’s Board of Directors authorized a 12-month extension of a previously approved $100 million stock repurchase program (the “Company Stock Repurchase Program”). Under such authorization, the Company Stock Repurchase Program will continue in effect until the earlier of November 5, 2020 and the date $100 million has been used to repurchase shares (including amounts already used to repurchase common stock prior to the extension of the Program. Pursuant to the Program, the Company is authorized to repurchase its outstanding common stock in the open market and/or through privately negotiated transactions at prices not to exceed the Company’s net asset value per share as reported in its most recent financial statements, in accordance with the guidelines specified in Rule 10b-18 of the Exchange Act, and the Company is authorized to determine, in its discretion, the timing, manner, price and amount of any repurchases, based upon the evaluation of economic and market conditions, stock price, available cash, applicable legal and regulatory requirements and other factors, which may include purchases pursuant to Rule 10b5-1 of the Exchange Act. The Program does not require the Company to repurchase any specific number of shares and there can be no assurance as to the amount of shares repurchased under the Program. The Program may be suspended, extended, modified or discontinued by the Company at any time, subject to applicable law.
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
As of February 25, 2020, we had 57,181,623 shares of common stock outstanding. Sales of substantial amounts of our common stock, or the availability of such shares for sale, could adversely affect the prevailing market prices for our common stock. If this occurs and continues, it could impair our ability to raise additional capital through the sale of equity securities should we desire to do so.
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
Item 3. Legal Proceedings
The Company may become party to certain lawsuits in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. The Company is not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against the Company. See also Note 11 to the consolidated financial statements in Part II, Item 8 of this Form 10-K.
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
On February 24, 2020, the last reported closing sales price of our common stock on The Nasdaq Global Select Market was $13.32 per share, which represented a discount of approximately 19.6% to the NAV per share reported by us as of December 31, 2019.
Holders
As of February 24, 2020, there were approximately 27 holders of record of our common stock (including Cede & Co.).
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
Stock Performance Graph
This graph compares the stockholder return on our common stock from June 14, 2017 (the date our common stock commenced trading on The Nasdaq Global Select Market) to December 31, 2019 with that of the Standard & Poor’s BDC Index (the “S&P BDC Index”) and the Standard & Poor’s 500 Stock Index (the “S&P 500 Index”). This graph assumes that on June 14, 2017, $100 was invested in our common stock, the S&P BDC Index and the S&P 500 Index. The graph also assumes the reinvestment of all cash dividends prior to any tax effect. The graph and other information furnished under this Part II, Item 5 of this Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information regarding purchases of our common stock made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the fourth quarter of 2019.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)(2)	Maximum (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2019 through October 31, 2019	—	$—	—	$47,628
November 1, 2019 through November 30, 2019	91,000	13.50	91,000	46,400
December 1, 2019 through December 31, 2019	1,233,432	13.78	1,233,432	29,406
Total	1,324,432		1,324,432

(1)	On trade date basis.

(2)
Shares purchased by the Company pursuant to the Company's Stock Repurchase Program, which was entered into on November 5, 2018, and announced on November 6, 2018. Pursuant to the program, the Company is authorized to repurchase up to $100 million in the aggregate of its outstanding common stock in the open market and/or through privately negotiated transactions at prices not to exceed the Company’s net asset value per share as reported in its most recent financial statements, in accordance with the guidelines specified in Rule 10b-18 of the Exchange Act. The timing, manner, price and amount of any repurchases will be determined by the Company, in its discretion, based upon the evaluation of economic and market conditions, stock price, available cash, applicable legal and regulatory requirements and other factors, and may include purchases pursuant to Rule 10b5-1 of the Exchange Act. The program was expected to be in effect until November 5, 2019, or until the approved dollar amount has been used to repurchase shares. On November 4, 2019, the Company's Board of Directors approved the continuation of the Company Stock Repurchase Program until November 5, 2020, or until the approved dollar amount has been used to repurchase shares. The continuation of the program was announced on November 5, 2019. The program does not require the Company to repurchase any specific number of shares and there can be no assurance as to the amount of shares repurchased under the program. The program may be suspended, extended, modified or discontinued by the Company at any time, subject to applicable law. Pursuant to the authorization described above, the Company adopted the Company 10b5-1 Plan. The Company 10b5-1 Plan provides that purchases will be conducted on the open market in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act and will otherwise be subject to applicable law, which may prohibit purchases under certain circumstances. The amount of purchases made under the Company 10b5-1 Plan or otherwise and how much will be purchased at any time is uncertain, dependent on prevailing market prices and trading volumes, all of which we cannot predict.

Item 6. Selected Financial Data
The tables below set forth our selected consolidated historical financial data for the periods indicated. The selected consolidated historical financial data as of and for the years ended December 31, 2019, 2018, 2017, 2016 and 2015 have been derived from our audited consolidated financial statements, which are included in “Financial Statements and Supplementary Data” in Part II, Item 8 of this Form 10-K. Our historical results are not necessarily indicative of future results. The selected financial data in this section is not intended to replace the financial statements and is qualified in its entirety by the financial statements and related notes included in this filing.
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

	For the years ended December 31,
	2019	2018	2017	2016	2015
(dollar amounts in thousands, except per share data)
Consolidated Statements of Operations Data
Income
Total investment income	$221,298	$207,526	$165,001	$110,971	$69,190
Expenses
Net expenses (including excise tax expense)	113,633	99,090	72,850	51,350	33,666
Net investment income (loss)	107,665	108,436	92,151	59,621	35,524
Net realized gain (loss) on investments and non-investment assets and liabilities	(38,343)	(1,368)	(11,692)	(9,644)	1,164
Net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	(7,992)	(67,953)	3,741	19,832	(18,015)
Net increase (decrease) in net assets resulting from operations	61,330	39,115	84,200	69,809	18,673
Per Share Data
Basic and diluted net investment income	$1.79	$1.73	$1.74	$1.65	$1.43
Basic and diluted earnings	$1.02	$0.63	$1.59	$1.93	$0.75
Dividends declared (1)	$1.74	$1.68	$1.64	$1.68	$1.74

(1)
Cumulative per share dividends declared by the Company’s Board of Directors for the years ended December 31, 2019, 2018, 2017, 2016 and 2015, which are inclusive of special dividends of $0.26, $0.20, $0.12, $0.07, and $0.18 per share, respectively.

	As of and for the years ended December 31,
	2019	2018	2017	2016	2015
(dollar amounts in thousands, except per share data)
Consolidated Statements of Assets and Liabilities Data
Investments—non-controlled/non-affiliated, at fair value	$1,897,057	$1,731,319	$1,779,584	$1,323,102	$1,052,666
Investments—non-controlled/affiliated, at fair value	—	18,543	15,431	—	—
Investments—controlled/affiliated, at fair value	226,907	222,295	172,516	99,657	—
Cash and cash equivalents	36,751	87,186	32,039	38,489	41,837
Total assets	2,187,533	2,084,743	2,021,383	1,490,155	1,104,032
Secured borrowings	616,543	514,635	562,893	421,885	234,313
2015-1 Notes	446,289	446,043	271,053	270,849	270,644
Senior Notes	115,000	—	—	—	—
Total liabilities	1,231,062	1,021,525	894,079	726,018	532,306
Total net assets	956,471	1,063,218	1,127,304	764,137	571,726
Net assets per share	$16.56	$17.09	$18.12	$18.32	$18.14
Other Data:
Number of portfolio companies/structured finance obligations/investment fund at year end	112	96	90	86	85
Average funded investments in new portfolio companies/structured finance obligations/investment fund (1)	$19,617	$20,218	$26,816	$12,188	$12,996
Total return based on NAV (2)	7.08%	3.59%	7.86%	10.25%	5.41%

(1)
Average is calculated per portfolio company based on the total amount funded during the period divided by the number of investments made in portfolio companies/structured finance obligations/investment fund during the year.

(2)
Total return is based on the change in NAV per share during the year plus the declared dividends, assuming reinvestment of dividends in accordance with the dividend reinvestment plan, divided by the beginning NAV for the year. Total return for the years ended December 31, 2017, 2016 and 2015 was inclusive of $(0.11) and $0.01 and $0.11, respectively, per share increase in NAV related to the offering price of the Company’s common stock. Excluding the effects of the higher offering price of the Company’s common stock, total return would have been 8.46%, 10.20% and 4.83%, respectively (refer to Note 9 in Part II, Item 8 of this Form 10-K for additional information).

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
Our investment objective is to generate current income and capital appreciation primarily through debt investments in U.S. middle market companies. Our core investment strategy focuses on lending to U.S. middle market companies, which we define as companies with approximately $25 million to $100 million of EBITDA, which we believe is a useful proxy for cash flow. We complement this core strategy with additive, diversifying assets including, but not limited to, specialty lending investments. We seek to achieve our investment objective primarily through direct originations of Middle Market Senior Loans, with the balance of our assets invested in higher yielding investments (which may include unsecured debt, mezzanine debt and investments in equities). We generally make Middle Market Senior Loans to private U.S. middle market companies that are, in many cases, controlled by private equity firms. Depending on market conditions, we expect that between 70% and 80% of the value of our assets will be invested in Middle Market Senior Loans. We expect that the composition of our portfolio will change over time given our Investment Adviser’s view on, among other things, the economic and credit environment (including with respect to interest rates) in which we are operating.
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

PORTFOLIO AND INVESTMENT ACTIVITY
Below is a summary of certain characteristics of our investment portfolio as of December 31, 2019, 2018 and 2017.

	As of December 31,
	2019	2018	2017
Count of investments	136	119	107
Count of portfolio companies / investment fund	112	96	90
Count of industries	28	27	28
Count of sponsors	63	57	57
Percentage of total investment fair value:
First lien debt	74.6%	68.1%	65.7%
First lien / last out loans	3.7%	10.3%	12.1%
Second lien debt	11.0%	9.1%	12.5%
Total secured debt	89.3%	87.5%	90.3%
Credit Fund	9.6%	11.3%	8.8%
Equity investments	1.0%	1.3%	0.9%
Percentage of debt investment fair value:
Floating rate (1)	99.7%	99.2%	99.0%
Fixed interest rate	0.3%	0.8%	1.0%
(1) Primarily subject to interest rate floors.

Our investment activity for the years ended December 31, 2019, 2018 and 2017 is presented below (information presented herein is at amortized cost unless otherwise indicated):

	For the years ended December 31,
	2019	2018	2017
Investments:
Total investments, beginning of year	$2,043,591	$1,971,012	$1,429,981
New investments purchased	1,000,467	950,255	1,340,824
Net accretion of discount on investments	12,955	12,814	11,747
Net realized gain (loss) on investments	(38,376)	(1,368)	(11,692)
Investments sold or repaid	(817,186)	(889,122)	(799,848)
Total investments, end of year	$2,201,451	$2,043,591	$1,971,012
Principal amount of investments funded:
First Lien Debt (excluding First Lien/Last Out)	$653,217	$648,034	$837,732
First Lien/Last Out Unitranche	73,272	23,507	153,674
Second Lien Debt	144,217	135,587	179,162
Equity Investments	5,436	5,302	8,887
Investment Fund	131,699	151,650	187,460
Total	$1,007,841	$964,080	$1,366,915
Principal amount of investments sold or repaid:
First Lien Debt (excluding First Lien/Last Out)	$(419,151)	$(566,490)	$(498,475)
First Lien/Last Out Unitranche	(204,702)	(29,682)	(86,939)
Second Lien Debt	(88,695)	(200,465)	(107,748)
Structured Finance Obligations	—	—	(27,000)
Investment Fund	(145,200)	(93,900)	(112,594)
Total	$(860,818)	$(891,537)	$(832,756)
Number of new funded investments	51	47	50
Average amount of new funded investments	$19,617	$20,218	$26,816
Percentage of new funded debt investments at floating interest rates	99%	100%	99%
Percentage of new funded debt investments at fixed interest rates	1%	—%	1%
As of December 31, 2019 and 2018, investments consisted of the following:

	December 31, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt (excluding First Lien/Last Out)	$1,649,721	$1,585,042	1,375,437	1,343,422
First Lien/Last Out Unitranche	78,951	78,096	241,263	202,849
Second Lien Debt	234,006	234,532	179,434	178,958
Equity Investments	22,272	21,698	17,456	24,633
Investment Fund	216,501	204,596	230,001	222,295
Total	$2,201,451	$2,123,964	2,043,591	1,972,157

The weighted average yields(1) for our first and second lien debt, based on the amortized cost and fair value as of December 31, 2019 and 2018, were as follows:

	December 31, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt (excluding First Lien/Last Out)	8.00%	8.17%	9.16%	9.38%
First Lien/Last Out Unitranche	6.63%	9.53%	10.62%	12.63%
First Lien Debt Total	7.91%	8.23%	9.38%	9.80%
Second Lien Debt	10.44%	10.42%	11.04%	11.07%
First and Second Lien Debt Total	8.22%	8.50%	9.54%	9.94%

(1)
Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of December 31, 2019 and 2018. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.

Total weighted average yields (which includes the effect of accretion of discount and amortization of premiums) of our first and second lien debt investments as measured on an amortized cost basis decreased from 9.54% to 8.22% from December 31, 2018 to December 31, 2019. The decrease in weighted average yields was primarily due to a decrease in the effective LIBOR rate applicable to loans in the portfolio and the impact of loans on non-accrual status.
The following table summarizes the fair value of our performing and non-accrual/non-performing investments as of December 31, 2019 and 2018:

	December 31, 2019		December 31, 2018
	Fair Value	Percentage	Fair Value	Percentage
Performing	$2,071,535	97.53%	$1,957,830	99.27%
Non-accrual (1)	52,429	2.47	14,327	0.73
Total	$2,123,964	100.00%	$1,972,157	100.00%

(1)	For information regarding our non-accrual policy, see Note 2 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.
See the Consolidated Schedules of Investments as of December 31, 2019 and 2018 in our consolidated financial statements in Part II, Item 8 of this Form 10-K “Financial Statements and Supplementary Data” for more information on these investments, including a list of companies and type and amount of investments.
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
Our Investment Adviser monitors and, when appropriate, changes the investment ratings assigned to each debt investment in our portfolio. In connection with our quarterly valuation process, our Investment Adviser reviews our investment ratings on a regular basis. The following table summarizes the Internal Risk Ratings as of December 31, 2019 and 2018:

	December 31, 2019		December 31, 2018
(dollar amounts in millions)	Fair Value	% of Fair Value	Fair Value	% of Fair Value
Internal Risk Rating 1	$39.2	2.06%	$71.0	4.12%
Internal Risk Rating 2	1,501.4	79.12	1,302.9	75.52
Internal Risk Rating 3	132.9	7.00	208.4	12.08
Internal Risk Rating 4	159.0	8.38	105.1	6.09
Internal Risk Rating 5	65.2	3.44	23.5	1.36
Internal Risk Rating 6	—	—	14.3	0.83
Total	$1,897.7	100.00%	$1,725.2	100.00%
As of December 31, 2019 and 2018, the weighted average Internal Risk Rating of our debt investment portfolio was 2.3 and 2.3 respectively. As of December 31, 2019 and 2018, 18 and 12 of our debt investments, with an aggregate fair value of $224.3 million and $142.9 million, respectively, were assigned an Internal Risk Rating of 4-6. As of December 31, 2019 and 2018, five and two first lien debt investments in the portfolio with a fair value of $52.4 million and $14.3 million, respectively, were on non-accrual status, which represented approximately 2.47% and 0.73%, respectively, of total investments at fair value. The remaining first and second lien debt investments were performing and current on their interest payments as of December 31, 2019 and 2018.
During the year ended December 31, 2019, 11 investments with fair value of $210.4 million were downgraded to an Internal Risk Rating of 4 due to changes in financial condition and performance of the respective portfolio companies and 4 investments with fair value of $74.6 million were upgraded and removed from the Watch List due to improved performance of the respective portfolio companies and one investment on Watch List with fair value of $9.5 million was sold.

CONSOLIDATED RESULTS OF OPERATIONS
For the years ended December 31, 2019, 2018 and 2017
The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and losses and net change in unrealized appreciation and depreciation. As a result, quarterly comparisons may not be meaningful.
Investment Income
Investment income for the years ended December 31, 2019, 2018 and 2017, was as follows:

	For the years ended December 31,
	2019	2018	2017
Investment income:
First Lien Debt	$168,750	$151,000	$119,222
Second Lien Debt	24,203	27,678	26,057
Equity Investments	63	63	95
Investment Fund	27,931	28,490	19,453
Cash	351	295	174
Total investment income	$221,298	$207,526	$165,001
The increase in investment income for the year ended December 31, 2019 from the comparable period in 2018 was primarily driven by our increasing invested balance. As of December 31, 2019, the size of our portfolio increased to $2,201,451 from $2,043,591 as of December 31, 2018 at amortized cost, and total principal amount of investments outstanding increased to $2,207,949 from $2,073,835 as of December 31, 2018. As of December 31, 2019, the weighted average yield of our first and second lien debt decreased to 8.22% from 9.54% as of December 31, 2018, on amortized cost, primarily due to the decrease in LIBOR and loans placed on non-accrual status.
The increase in investment income for the year ended December 31, 2018 from the comparable period in 2017 was primarily driven by our deployment of capital, increasing invested balance, an increase in LIBOR, and increased interest and dividend income from Credit Fund. The size of our portfolio increased to $2,043,591 as of December 31, 2018 from $1,971,012 as of December 31, 2017, at amortized cost, and total principal amount of investments outstanding increased to $2,073,835 as of December 31, 2018 from $2,000,315 as of December 31, 2017. As of December 31, 2018, the weighted average yield of our first and second lien debt increased to 9.54% from 8.86% as of December 31, 2017, on amortized cost, primarily due to the increase in LIBOR, partially offset by generally lower yields on new investments compared to the yields on exited investments and loans placed on non-accrual status.
Interest income on our first and second lien debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of December 31, 2019 and 2018, five and two first lien debt investments in the portfolio were on non-accrual with the fair value of $52,429 and $14,327, which represents approximately 2.47% and 0.73% of total investments at fair value, respectively. The remaining first and second lien debt investments were performing and current on their interest payments as of December 31, 2019 and 2018. As of December 31, 2017, one first lien debt investment in the portfolio was non-performing. The fair value of the loans in the portfolio on non-accrual status was $19,487, which represents approximately 0.99% of total investments at fair value. The remaining first and second lien debt investments were performing and current on their interest payments as of December 31, 2017 and for the year then ended.
Net investment income (loss) for the years ended December 31, 2019, 2018 and 2017 was as follows:

	For the years ended December 31,
	2019	2018	2017
Total investment income	$221,298	$207,526	$165,001
Net expenses (including Excise tax expense)	(113,633)	(99,090)	(72,850)
Net investment income (loss)	$107,665	$108,436	$92,151

Expenses

	For the years ended December 31,
	2019	2018	2017
Base management fees	$31,316	$29,626	$25,254
Incentive fees	22,872	23,002	21,084
Professional fees	2,745	3,404	2,895
Administrative service fees	539	701	661
Interest expense	50,587	37,801	24,510
Credit facility fees	3,079	2,295	1,983
Directors’ fees and expenses	353	370	443
Other general and administrative	1,738	1,661	1,683
Excise tax expense	404	230	264
Waiver of base management fees	—	—	(5,927)
Net expenses	$113,633	$99,090	$72,850

Interest expense and credit facility fees for the years ended December 31, 2019, 2018 and 2017 were comprised of the following:

	For the years ended December 31,
	2019	2018	2017
Interest expense	50,587	$37,801	$24,510
Facility unused commitment fee	1,263	1,260	1,117
Amortization of deferred financing costs	1,618	901	745
Other fees	198	134	121
Total interest expense and credit facility fees	$53,666	$40,096	$26,493
Cash paid for interest expense	$49,981	$34,676	$22,519

Average principal debt outstanding	1,125,547	$864,734	$728,144
Weighted average interest rate	4.41%	4.32%	3.32%
The increase in interest expense for the year ended December 31, 2019 compared to the comparable period in 2018 was primarily driven by increased drawings under the Facilities related to increased deployment of capital for investments.
The increase in interest expense for the year ended December 31, 2018 compared to the comparable period in 2017 was driven by increased drawings under the Facilities related to increased deployment of capital for investments, an increase in LIBOR, and a one-time acceleration of $652 of amortization of debt issuance costs related to the 2015-1 Debt Securitization Refinancing.
The increase in credit facility fees for the year ended December 31, 2019 compared to the comparable period in 2018 was driven by a one-time acceleration of $628 of amortization of debt issuance costs related to the commitment reduction of the SPV Credit Facility.

Below is a summary of the base management fees and incentive fees incurred during the years ended December 31, 2019, 2018 and 2017:

	For the years ended December 31,
	2019	2018	2017
Base management fees	$31,316	$29,626	$25,254
Waiver of base management fees	—	—	5,927
Base management fees, net of waiver	31,316	29,626	19,327
Incentive fees on pre-incentive fee net investment income	22,872	23,002	21,084
Realized capital gains incentive fees	—	—	—
Accrued capital gains incentive fees	—	—	—
Total capital gains incentive fees	—	—	—
Total incentive fees	22,872	23,002	21,084
Total base management fees and incentive fees	$54,188	$52,628	$40,411
The increase in base management fees for the year ended December 31, 2019 from the comparable period in 2018 and for the year ended December 31, 2018 from the comparable period in 2017 were driven by our deployment of capital and our increasing invested balance.
For the years ended December 31, 2019, 2018 and 2017, we recorded no accrued capital gains incentive fees based upon our cumulative net realized and unrealized appreciation (depreciation) as of December 31, 2019, 2018 and 2017, respectively. The accrual for any capital gains incentive fee under accounting principles generally accepted in the United States (“U.S. GAAP”) in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. See Note 4 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for more information on our incentive and base management fees.
Professional fees include legal, rating agencies, audit, tax, valuation, technology and other professional fees incurred related to the management of us. Administrative service fees represent fees paid to the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including our allocable portion of the cost of certain of our executive officers and their respective staff. Other general and administrative expenses include insurance, filing, research, subscriptions and other costs. The decrease in professional fees for the year ended December 31, 2019 from the comparable period in 2018 was driven by a decrease in non-recurring professional fees.
Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) on Investments
During the years ended December 31, 2019, 2018 and 2017, we had realized gains on 15, 4, and 15 investments, respectively, totaling approximately $14,719, $3,534, and $684, respectively, which was offset by realized losses on 13, 6, and 12 investments, respectively, totaling approximately $53,062, $4,902, and $12,376, respectively. During the years ended December 31, 2019, 2018 and 2017, we had a change in unrealized appreciation on 91, 40, and 64 investments, respectively, totaling approximately $70,167, $14,680, and $38,290, respectively, which was offset by a change in unrealized depreciation on 71, 105, and 71 investments, respectively, totaling approximately $76,220, $82,633, and $34,549, respectively.
During April 2019, SolAero Technologies Corp. ("SolAero") completed a restructuring whereby a portion of the first lien debt held by us was exchanged into common equity. As a result, $9,460 of unrealized depreciation was reversed and we realized a loss of $9,102 during the year ended December 31, 2019. On December 31, 2019, we wrote off our remaining balance in the Product Quest Manufacturing, LLC ("Product Quest") first lien/last out, given our expectation of zero recovery. As a result, $32,270 of unrealized depreciation was reversed and we realized a loss of $32,270 during the year ended December 31, 2019. Additionally, during October 2019, we exited our equity investment in Twenty-Eighty, Inc. ("Twenty-Eighty"). As a result, $4,391 of unrealized appreciation was reversed and we realized a gain of $7,990 during the year ended December 31, 2019.

During September 2018, Tweddle Group, Inc. completed a restructuring whereby a portion of the first lien debt held by us was exchanged into common equity. As a result, $3,832 of unrealized depreciation was reversed and we realized a loss of $4,087 during the year ended December 31, 2018.
Net realized gain (loss) and net change in unrealized appreciation (depreciation) by the type of investments for the years ended December 31, 2019, 2018 and 2017 were as follows:

	For the years ended December 31,
	2019	2018	2017
Net realized gain (loss) on investments	$(38,376)	$(1,368)	$(11,692)
Net change in unrealized appreciation (depreciation) on investments	(6,053)	(67,953)	3,741
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	$(44,429)	$(69,321)	$(7,951)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) by the type of investments for the years ended December 31, 2019, 2018 and 2017 were as follows:

	For the years ended December 31,
	2019		2018		2017
Type	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)
First Lien Debt	$(52,633)	$4,894	$(4,903)	$(59,374)	$(8,240)	$(5,277)
Second Lien Debt	—	1,003	2	(3,822)	(360)	4,442
Structured Finance Obligations	—	—	—	—	(3,092)	4,023
Equity Investments	14,257	(7,751)	3,533	3,214	—	2,560
Investment Fund	—	(4,199)	—	(7,971)	—	(2,007)
Total	$(38,376)	$(6,053)	$(1,368)	$(67,953)	$(11,692)	$3,741
Net change in unrealized depreciation in our investments for the year ended December 31, 2019 compared to the comparable period in 2018 was primarily driven by the unrealized depreciation in Dimensional Dental Management,
LLC and Dermatology Associates, offset by the reversal of prior period unrealized depreciation on Product Quest Manufacturing, LLC and SolAero Technologies Corp., as well as due to changes in various inputs utilized under our valuation methodology, including, but not limited to, market spreads, enterprise value multiples, borrower leverage multiples and borrower ratings, and the impact of exits. Net change in unrealized depreciation in our investments for the year ended December 31, 2018 compared to the comparable period in 2017 was primarily due to the unrealized depreciation in Product Quest Manufacturing, LLC which filed for bankruptcy protection in 2018, as well as changes in various inputs utilized under our valuation methodology, including, but not limited to, market spreads, borrower leverage multiples and borrower ratings, and the impact of exits.
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

Together with Credit Partners, the Company co-invests through Credit Fund. Investment opportunities for Credit Fund are sourced primarily by the Company and its affiliates. Portfolio and investment decisions with respect to Credit Fund must be unanimously approved by a quorum of Credit Fund’s investment committee consisting of an equal number of representatives of the Company and Credit Partners. Therefore, although the Company owns more than 25% of the voting securities of Credit Fund, the Company does not believe that it has control over Credit Fund (other than for purposes of the Investment Company Act). Middle Market Credit Fund SPV, LLC (the “Credit Fund Sub”), MMCF CLO 2017-1 LLC (the “2017-1 Issuer”), MMCF CLO 2019-2, LLC (the "2019-2 Issuer", formerly known as MMCF Warehouse, LLC (the "Credit Fund Warehouse")) and MMCF Warehouse II, LLC (the "Credit Fund Warehouse II"), each a Delaware limited liability company, were formed on April 5, 2016 and October 6, 2017, November 26, 2018 and August 16, 2019, respectively. Credit Fund Sub, the 2017-1 Issuer, the 2019-2 Issuer, and Credit Fund Warehouse II are wholly owned subsidiaries of Credit Fund and are consolidated in Credit Fund’s consolidated financial statements commencing from the date of their respective formations. Credit Fund Sub, the 2017-1 Issuer, the 2019-2 Issuer and Credit Fund Warehouse II primarily invest in first lien loans of middle market companies. Credit Fund and its wholly owned subsidiaries follow the same Internal Risk Rating System as the Company. Refer to "Debt" below for discussions regarding the credit facilities entered into and the notes issued by such wholly-owned subsidiaries.
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
Selected Financial Data
Since inception of Credit Fund and through December 31, 2019 and 2018, the Company and Credit Partners each made capital contributions of $1 and $1 in members’ equity, respectively, and $123,500 and $118,000 in subordinated loans, respectively, to Credit Fund. Below is certain summarized consolidated information for Credit Fund as of December 31, 2019 and 2018.

	As of December 31,
	2019	2018
ASSETS
Investments, at fair value (amortized cost of $1,258,157 and $1,198,537,respectively)	$1,246,839	$1,173,508
Cash and cash equivalents	64,787	55,698
Other assets	9,369	6,849
Total assets	$1,320,995	$1,236,055
LIABILITIES AND MEMBERS’ EQUITY
Secured borrowings	$441,077	$572,178
Notes payable, net of unamortized debt issuance costs of $3,441 and $1,849, respectively)	528,407	309,114
Mezzanine loans (1)	93,000	112,000
Other liabilities	32,383	34,195
Subordinated loans and members’ equity (1)	226,128	208,568
Total liabilities and members’ equity	$1,320,995	$1,236,055
(1) As of December 31, 2019 and 2018, the Company's ownership interest in the subordinated loans and members' equity was $111,596 and $110,295, respectively, and $93,000 and $112,000, respectively in the mezzanine loans.

	For the Years Ended December 31,
	2019	2018
Total investment income	$94,092	$82,560
Expenses
Interest and credit facility expenses	59,228	51,936
Other expenses	2,230	1,988
Total expenses	61,458	53,924
Net investment income (loss)	32,634	28,636
Net realized gain (loss) on investments	(8,285)	33
Net change in unrealized appreciation (depreciation) on investments	13,711	(26,133)
Net increase (decrease) resulting from operations	$38,060	$2,536
Below is a summary of Credit Fund’s portfolio, followed by a listing of the loans in Credit Fund’s portfolio as of December 31, 2019 and 2018:

	As of December 31,
	2019	2018
Senior secured loans (1)	$1,260,582	$1,207,913
Weighted average yields of senior secured loans based on amortized cost (2)	6.51%	7.16%
Weighted average yields of senior secured loans based on fair value (2)	6.55%	7.32%
Number of portfolio companies in Credit Fund	61	60
Average amount per portfolio company (1)	$20,665	$20,132
Number of loans on non-accrual status	1	1
Fair value of loans on non-accrual status	$21,150	$25,400
Percentage of portfolio at floating interest rates (3) (4)	98.3%	99.9%
Percentage of portfolio at fixed interest rates (4)	1.7%	0.1%
Fair value of loans with PIK provisions	$21,150	$1,119
Percentage of portfolio with PIK provisions (4)	1.7%	0.1%

(1)	At par/principal amount.

(2)
Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of December 31, 2019 and 2018. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.

(3)	Floating rate debt investments are generally subject to interest rate floors.

(4)	Percentages based on fair value.

Consolidated Schedule of Investments as of December 31, 2019
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
First Lien Debt (98.11% of fair value)
Achilles Acquisition, LLC	\+#	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.00%	5.75%	10/13/2025	$17,865	$17,776	$17,763
Acrisure, LLC	+\	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 3.75%	5.85%	11/22/2023	11,820	11,810	11,805
Acrisure, LLC	+\#	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.25%	6.35%	11/22/2023	20,674	20,639	20,674
Advanced Instruments, LLC	^+\*	(2) (3) (7)	Healthcare & Pharmaceuticals	L + 5.25%	6.99%	10/31/2022	35,610	35,536	35,466
Alku, LLC	+#	(2) (3)	Business Services	L + 5.50%	7.44%	7/29/2026	25,000	24,754	24,624
Alpha Packaging Holdings, Inc.	+*\	(2) (3)	Containers, Packaging & Glass	L + 4.25%	6.35%	5/12/2020	16,684	16,676	16,601
AmeriLife Group, LLC	^#	(2) (3) (7)	Banking, Finance, Insurance & Real Estate	L + 4.50%	6.20%	6/5/2026	16,627	16,557	16,558
Anchor Packaging, Inc.	^#	(2) (3) (7)	Containers, Packaging & Glass	L + 4.00%	5.70%	7/18/2026	20,462	20,363	20,457
API Technologies Corp.	\+	(2) (3)	Aerospace & Defense	L + 4.25%	5.95%	5/9/2026	14,925	14,853	14,807
Aptean, Inc.	+\	(2) (3)	Software	L + 4.25%	6.34%	4/23/2026	12,406	12,344	12,385
AQA Acquisition Holding, Inc.	^*\	(2) (3) (7)	High Tech Industries	L + 4.25%	6.16%	5/24/2023	18,954	18,922	18,860
Avalign Technologies, Inc.	+\	(2) (3)	Healthcare & Pharmaceuticals	L + 4.50%	6.70%	12/22/2025	14,741	14,610	14,626
Big Ass Fans, LLC	+*\	(2) (3)	Capital Equipment	L + 3.75%	5.85%	5/21/2024	13,909	13,841	13,903
Borchers, Inc.	+*\	(2) (3) (7)	Chemicals, Plastics & Rubber	L + 4.50%	6.60%	11/1/2024	15,116	15,072	15,085
Brooks Equipment Company, LLC	*	(2) (3)	Construction & Building	L + 5.00%	6.91%	8/29/2020	5,144	5,141	5,141
Clarity Telecom LLC.	+	(2) (3)	Media: Broadcasting & Subscription	L + 4.50%	6.20%	8/30/2026	14,963	14,915	14,902
Clearent Newco, LLC	^+\	(2) (3) (7)	High Tech Industries	L + 5.50%	7.44%	3/20/2025	29,738	29,436	29,134
Datto, Inc.	+\	(2) (3)	High Tech Industries	L + 4.25%	5.95%	4/2/2026	12,438	12,375	12,420
DecoPac, Inc.	+*\	(2) (3) (7)	Non-durable Consumer Goods	L + 4.25%	6.01%	9/29/2024	12,336	12,233	12,292
Dent Wizard International Corporation	+\	(2) (3)	Automotive	L + 4.00%	5.70%	4/7/2020	36,880	36,843	36,717
DTI Holdco, Inc.	+*\	(2) (3)	High Tech Industries	L + 4.75%	6.68%	9/30/2023	18,885	18,771	17,611
Eliassen Group, LLC	+\	(2) (3)	Business Services	L + 4.50%	6.20%	11/5/2024	7,581	7,548	7,579
EIP Merger Sub, LLC (Evolve IP)	+^	(2) (3) (7)	Telecommunications	L + 5.75%	7.45%	6/7/2023	19,661	19,605	19,661
Exactech, Inc.	+\#	(2) (3)	Healthcare & Pharmaceuticals	L + 3.75%	5.45%	2/14/2025	21,772	21,634	21,751
Excel Fitness Holdings, Inc.	+#	(2) (3)	Hotel, Gaming & Leisure	L + 5.25%	6.95%	10/7/2025	25,000	24,758	24,875
Golden West Packaging Group LLC	+*\	(2) (3)	Containers, Packaging & Glass	L + 5.75%	7.45%	6/20/2023	29,464	29,303	29,072
HMT Holding Inc.	^+*\	(2) (3) (7)	Energy: Oil & Gas	L + 5.00%	6.74%	11/17/2023	33,157	32,678	32,972
Jensen Hughes, Inc.	\+^*	(2) (3) (7)	Utilities: Electric	L + 4.50%	6.24%	3/22/2024	33,909	33,757	33,550
KAMC Holdings, Inc.	+#	(2) (3)	Energy: Electricity	L + 4.00%	5.91%	8/14/2026	13,965	13,899	13,881
MAG DS Corp.	^+\	(2) (3) (7)	Aerospace & Defense	L + 4.75%	6.46%	6/6/2025	28,471	28,242	28,286
Maravai Intermediate Holdings, LLC	+\#	(2) (3)	Healthcare & Pharmaceuticals	L + 4.25%	6.00%	8/2/2025	$29,625	$29,378	$29,400
Marco Technologies, LLC	^+\	(2) (3) (7)	Media: Advertising, Printing & Publishing	L + 4.25%	6.16%	10/30/2023	7,463	7,410	7,463

Consolidated Schedule of Investments as of December 31, 2019
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
First Lien Debt (98.11% of fair value) (continued)
Mold-Rite Plastics, LLC	+\	(2) (3)	Chemicals, Plastics & Rubber	L + 4.25%	5.95%	12/14/2021	14,557	14,519	14,524
MSHC, Inc.	^+*\	(2) (3) (7)	Construction & Building	L + 4.25%	5.95%	12/31/2024	38,251	38,138	38,166
Newport Group Holdings II, Inc.	\+#	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 3.75%	5.65%	9/13/2025	23,715	23,487	23,663
Odyssey Logistics & Technology Corp.	+*\#	(2) (3)	Transportation: Cargo	L + 4.00%	5.70%	10/12/2024	39,013	38,859	38,763
Output Services Group	^+\	(2) (3) (7)	Media: Advertising, Printing & Publishing	L + 4.50%	6.20%	3/27/2024	19,621	19,570	19,469
PAI Holdco, Inc.	+*\	(2) (3)	Automotive	L + 4.25%	6.35%	1/5/2025	19,532	19,458	19,532
Park Place Technologies, Inc.	+\#	(2) (3)	High Tech Industries	L + 4.00%	5.70%	3/28/2025	22,566	22,489	22,566
Pasternack Enterprises, Inc.	+\	(2) (3)	Capital Equipment	L + 4.00%	5.70%	7/2/2025	22,755	22,742	22,653
Pathway Vet Alliance LLC	+\	(2) (3) (7)	Consumer Services	L + 4.50%	6.21%	12/20/2024	19,085	18,708	19,217
Pharmalogic Holdings Corp.	+\	(2) (3)	Healthcare & Pharmaceuticals	L + 4.00%	5.70%	6/11/2023	11,320	11,296	11,302
Premise Health Holding Corp.	^+\#	(2) (3) (7)	Healthcare & Pharmaceuticals	L + 3.50%	5.60%	7/10/2025	13,723	13,665	13,501
Propel Insurance Agency, LLC	^+\	(2) (3) (7)	Banking, Finance, Insurance & Real Estate	L + 4.25%	6.35%	6/1/2024	22,532	22,056	22,395
Q Holding Company	+*\#	(2) (3)	Automotive	L + 5.00%	6.70%	12/31/2023	21,955	21,777	21,922
QW Holding Corporation (Quala)	^+*	(2) (3) (7)	Environmental Industries	L + 5.75%	7.73%	8/31/2022	11,630	11,449	11,531
Radiology Partners, Inc.	+\#	(2) (3)	Healthcare & Pharmaceuticals	L + 4.75%	6.66%	7/9/2025	28,719	28,590	28,768
RevSpring Inc.	+*\#	(2) (3)	Media: Advertising, Printing & Publishing	L + 4.00%	5.95%	10/11/2025	24,750	24,631	24,608
Situs Group Holdings Corporation	\+^	(2) (3) (7)	Banking, Finance, Insurance & Real Estate	L + 4.75%	6.45%	6/28/2025	13,715	13,621	13,697
Systems Maintenance Services Holding, Inc.	+*	(2) (3)	High Tech Industries	L + 5.00%	6.70%	10/30/2023	23,765	23,672	18,180
Surgical Information Systems, LLC	+*\	(2) (3) (6)	High Tech Industries	L + 4.75%	7.47%	4/24/2023	26,168	26,005	25,715
T2 Systems, Inc.	^+*	(2) (3) (7)	Transportation: Consumer	L + 6.75%	8.85%	9/28/2022	18,045	17,789	18,045
The Original Cakerie, Ltd. (Canada)	+*	(2) (3) (7)	Beverage, Food & Tobacco	L + 5.00%	6.84%	7/20/2022	8,928	8,897	8,887
The Original Cakerie, Ltd. (Canada)	^*	(2) (3) (7)	Beverage, Food & Tobacco	L + 4.50%	6.34%	7/20/2022	6,826	6,801	6,790
ThoughtWorks, Inc.	+*\	(2) (3)	Business Services	L + 4.00%	5.70%	10/11/2024	11,824	11,794	11,824
U.S. Acute Care Solutions, LLC	+\*	(2) (3)	Healthcare & Pharmaceuticals	L + 5.00%	6.91%	5/15/2021	31,431	31,331	29,869
U.S. TelePacific Holdings Corp.	+*\	(2) (3)	Telecommunications	L + 5.00%	7.10%	5/2/2023	26,660	26,499	25,430
Valet Waste Holdings, Inc.	+\	(2) (3)	Construction & Building	L + 3.75%	5.70%	9/28/2025	11,850	11,825	11,688
Welocalize, Inc.	+^	(2) (3) (7)	Business Services	L + 4.50%	6.21%	12/2/2024	$23,038	$22,788	$22,787
WIRB - Copernicus Group, Inc.	+*\	(2) (3) (7)	Healthcare & Pharmaceuticals	L + 4.25%	5.95%	8/15/2022	20,888	20,822	20,887

Consolidated Schedule of Investments as of December 31, 2019
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
First Lien Debt (98.11% of fair value) (continued)
WRE Holding Corp.	^+*	(2) (3) (7)	Environmental Industries	L + 5.00%	6.91%	1/3/2023	$7,431	$7,372	$7,304
Zywave, Inc.	+*\	(2) (3) (7)	High Tech Industries	L + 5.00%	6.93%	11/17/2022	19,228	19,107	19,211
First Lien Debt Total								$1,231,436	$1,223,215
Second Lien Debt (1.75% of fair value)
DBI Holding, LLC	^*	(2) (3) (8)	Transportation: Cargo	8.00% PIK	8.00%	2/1/2026	$21,150	$20,697	$21,150
Zywave, Inc.	*	(2) (3)	High Tech Industries	L + 9.00%	10.94%	11/17/2023	666	660	664
Second Lien Debt Total								$21,357	$21,814
Equity Investments (0.15% of fair value)
DBI Holding, LLC	^		Transportation: Cargo				16,957	$5,364	$1,810
Equity Investments Total								$5,364	$1,810
Total Investments								$1,258,157	$1,246,839

^ Denotes that all or a portion of the assets are owned by Credit Fund. Credit Fund has entered into a revolving credit facility (the "Credit Fund Facility"). Accordingly, such assets are not available to creditors of Credit Fund Sub, the 2017-1 Issuer, the 2019-2 Issuer or Credit Fund Warehouse II.
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
# Denotes that all or a portion of the assets are owned by the Credit Fund Warehouse II. Credit Fund Warehouse II has entered into a revolving credit facility (the "Credit Fund Warehouse II"). The lenders of the Credit Fund Warehouse II Facility have a first lien security interest in substantially all of the assets of the Credit Fund Warehouse II. Accordingly, such assets are not available to creditors of Credit Fund, Credit Fund Sub, 2017-1 Issuer or 2019-2 Issuer.

(1)
Unless otherwise indicated, issuers of investments held by Credit Fund are domiciled in the United States. As of December 31, 2019, the geographical composition of investments as a percentage of fair value was 1.26% in Canada and 98.60% in the United States. Certain portfolio company investments are subject to contractual restrictions on sales.

(2)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, Credit Fund has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2019. As of December 31, 2019, the reference rates for Credit Fund's variable rate loans were the 30-day LIBOR at 1.75%, the 90-day LIBOR at 1.91% and the 180-day LIBOR at 1.91%.

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

(6)
In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, Credit Fund is entitled to receive additional interest as a result of an agreement among lenders as follows: Surgical Information Systems, LLC (0.89%). Pursuant to the agreement among lenders in respect of these loans, these investments represent a first lien/last out loan, which has a secondary priority behind the first lien/first out loan with respect to principal, interest and other payment.

(7)	As of December 31, 2019, Credit Fund and Credit Fund Sub had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

First Lien Debt – unfunded delayed draw and revolving term loans commitments	Type	Unused Fee	Par/ Principal Amount	Fair Value
Advanced Instruments, LLC	Revolver	0.50%	$563	$(2)
AmeriLife Group, LLC	Delayed Draw	1.00	298	(1)
Anchor Packaging, Inc.	Delayed Draw	1.00	4,487	(1)
AQA Acquisition Holding, Inc.	Revolver	0.50	2,459	(11)
Borchers, Inc.	Revolver	0.50	1,935	(3)
Clearent Newco, LLC	Delayed Draw	1.00	6,636	(110)
DecoPac, Inc.	Revolver	0.50	2,143	(7)
EIP Merger Sub, LLC (Evolve IP)	Revolver	0.50	1,680	—
EIP Merger Sub, LLC (Evolve IP)	Delayed Draw	1.00	2,240	—
HMT Holding Inc.	Revolver	0.50	6,173	(29)
Jensen Hughes, Inc.	Revolver	0.50	1,136	(11)
Jensen Hughes, Inc.	Delayed Draw	1.00	2,365	(23)
MAG DS Corp.	Revolver	0.50	2,188	(13)
Marco Technologies, LLC	Delayed Draw	1.00	7,500	—
MSHC, Inc.	Delayed Draw	1.00	1,913	(4)
Output Services Group	Delayed Draw	4.25	116	(1)
Pathway Vet Alliance LLC	Delayed Draw	1.00	19,867	68
Premise Health Holding Corp.	Delayed Draw	1.00	1,103	(17)
Propel Insurance Agency, LLC	Revolver	0.50	2,381	(10)
Propel Insurance Agency, LLC	Delayed Draw	0.50	7,143	(31)
QW Holding Corporation (Quala)	Revolver	0.50	5,498	(31)
QW Holding Corporation (Quala)	Delayed Draw	1.00	217	(1)
Situs Group Holdings Corporation	Delayed Draw	1.00	1,216	(1)
T2 Systems, Inc.	Revolver	0.50	1,369	—
The Original Cakerie, Ltd. (Canada)	Revolver	0.50	1,199	(5)
Welocalize, Inc.	Revolver	0.50	2,057	(21)
WIRB - Copernicus Group, Inc.	Revolver	0.50	1,000	—
WIRB - Copernicus Group, Inc.	Delayed Draw	1.00	2,592	—
WRE Holding Corp.	Revolver	0.50	441	(6)
WRE Holding Corp.	Delayed Draw	1.00	1,981	(25)
Zywave, Inc.	Revolver	0.50	998	(1)
Total unfunded commitments			$92,894	$(297)

(8) Loan was on non-accrual status as of December 31, 2019.

Consolidated Schedule of Investments as of December 31, 2018
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
First Lien Debt (99.91% of fair value)
Achilles Acquisition, LLC	+\	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.00%	6.56%	10/11/2025	$18,000	$17,906	$17,716
Acrisure, LLC	+	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.25%	6.77%	11/22/2023	20,886	20,843	19,981
Acrisure, LLC	+\	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 3.75%	6.27%	11/22/2023	11,940	11,928	11,333
Advanced Instruments, LLC	^+*	(2) (3) (8)	Healthcare & Pharmaceuticals	L + 5.25%	7.63%	10/31/2022	11,791	11,695	11,690
Ahead, LLC	^+	(2) (3) (8)	High Tech Industries	L + 4.25%	6.87%	6/29/2023	20,059	19,959	19,856
Alpha Packaging Holdings, Inc.	+*	(2) (3)	Containers, Packaging & Glass	L + 4.25%	7.05%	5/12/2020	16,860	16,830	16,813
AM Conservation Holding Corporation	+*	(2) (3)	Energy: Electricity	L + 4.50%	7.30%	10/31/2022	38,310	38,079	38,027
AQA Acquisition Holding, Inc.	^+*	(2) (3) (8)	High Tech Industries	L + 4.25%	7.05%	5/24/2023	19,148	19,111	18,978
Avalign Technologies, Inc.	+\	(2) (3)	Healthcare & Pharmaceuticals	L + 4.50%	7.00%	12/22/2025	13,000	12,874	12,848
Big Ass Fans, LLC	+*\	(2) (3)	Capital Equipment	L + 3.75%	6.55%	5/21/2024	14,052	13,973	13,840
Borchers, Inc.	^+*	(2) (3) (8)	Chemicals, Plastics & Rubber	L + 4.50%	7.30%	11/1/2024	15,589	15,533	15,545
Brooks Equipment Company, LLC	+*	(2) (3)	Construction & Building	L + 5.00%	7.71%	8/29/2020	5,948	5,940	5,935
Clearent Newco, LLC	^+	(2) (3) (8)	High Tech Industries	L + 4.00%	6.52%	3/20/2024	23,093	22,702	22,819
DBI Holding, LLC	+*	(2) (3) (9)	Transportation: Cargo	L + 5.25%	7.76%	8/1/2021	34,494	34,276	25,400
DBI Holding, LLC	^		Transportation: Cargo	15% (100% PIK)	7.76%	2/1/2020	1,119	1,119	1,119
DecoPac, Inc.	^+*	(2) (3) (8)	Non-durable Consumer Goods	L + 4.25%	7.05%	9/29/2024	12,696	12,571	12,619
Dent Wizard International Corporation	+	(2) (3)	Automotive	L + 4.00%	6.51%	4/7/2020	24,256	24,183	24,110
DTI Holdco, Inc.	+*\	(2) (3)	High Tech Industries	L + 4.75%	7.28%	9/30/2023	19,081	18,941	17,793
EIP Merger Sub, LLC (Evolve IP)	+*	(2) (3) (4)	Telecommunications	L + 5.75%	8.27%	6/7/2022	22,358	21,923	21,788
EIP Merger Sub, LLC (Evolve IP)	*	(2) (3) (7)	Telecommunications	L + 5.75%	8.27%	6/7/2022	1,500	1,469	1,462
Eliassen Group, LLC	+	(2) (3)	Business Services	L + 4.50%	7.00%	11/5/2024	6,250	6,226	6,202
Exactech, Inc.	+\	(2) (3)	Healthcare & Pharmaceuticals	L + 3.75%	6.27%	2/14/2025	12,903	12,849	12,741
Executive Consulting Group, LLC, Inc.	^+	(2) (3) (8)	Business Services	L + 4.50%	7.30%	6/20/2024	15,318	15,168	15,132
Golden West Packaging Group LLC	+*	(2) (3)	Containers, Packaging & Glass	L + 5.25%	7.77%	6/20/2023	30,180	29,978	29,760
HMT Holding Inc.	^+*	(2) (3) (8)	Energy: Oil & Gas	L + 4.50%	7.02%	11/17/2023	33,490	32,902	33,172
J.S. Held, LLC	+*	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.50%	7.30%	9/25/2024	20,309	20,137	19,998
Jensen Hughes, Inc.	^+*	(2) (3) (8)	Utilities: Electric	L + 4.50%	7.30%	3/22/2024	27,978	27,896	27,382
Kestra Financial, Inc.	+*	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.25%	6.76%	6/24/2022	21,744	21,547	21,690
MAG DS Corp.	^+	(2) (3) (8)	Aerospace & Defense	L + 4.75%	7.27%	6/6/2025	22,885	22,679	22,665
Maravai Intermediate Holdings, LLC	+\	(2)	Healthcare & Pharmaceuticals	L + 4.25%	6.81%	8/2/2025	29,925	29,640	29,578

Consolidated Schedule of Investments as of December 31, 2018
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
First Lien Debt (99.91% of fair value)
Mold-Rite Plastics, LLC	+	(2) (3)	Chemicals, Plastics & Rubber	L + 4.50%	7.30%	12/14/2021	$14,850	$14,793	$14,762
MSHC, Inc.	^+*	(2) (3) (8)	Construction & Building	L + 4.25%	6.89%	7/31/2023	23,579	23,514	23,088
Newport Group Holdings II, Inc.	+\	(2)	Banking, Finance, Insurance & Real Estate	L + 3.75%	6.54%	9/13/2025	17,790	17,666	17,564
North American Dental Management, LLC	^+*	(2) (3) (8)	Healthcare & Pharmaceuticals	L + 5.25%	8.04%	7/7/2023	37,781	37,329	37,093
North Haven CA Holdings, Inc.	^+*	(2) (3) (8)	Business Services	L + 4.50%	7.02%	10/2/2023	35,139	34,789	34,401
Odyssey Logistics & Technology Corporation	+*\	(2) (3)	Transportation: Cargo	L + 4.00%	6.52%	10/12/2024	39,680	39,496	39,149
Output Services Group	^+\	(2) (3) (8)	Media: Advertising, Printing & Publishing	L + 4.25%	6.77%	3/27/2024	17,400	17,338	16,663
PAI Holdco, Inc.	+*	(2) (3)	Automotive	L + 4.25%	7.05%	1/5/2025	19,727	19,637	19,459
Park Place Technologies, Inc.	+\	(2) (3)	High Tech Industries	L + 4.00%	6.52%	3/29/2025	15,922	15,856	15,639
Pasternack Enterprises, Inc.	+	(2) (3)	Capital Equipment	L + 4.00%	6.52%	7/2/2025	20,076	20,076	19,745
Pharmalogic Holdings Corp.	^+	(2) (3) (8)	Healthcare & Pharmaceuticals	L + 4.00%	6.52%	6/11/2023	7,017	6,995	6,949
Ping Identity Corporation	+\	(2) (3)	High Tech Industries	L + 3.75%	6.27%	1/25/2025	4,975	4,956	4,915
Premier Senior Marketing, LLC	*	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.25%	6.75%	11/30/2025	4,953	4,953	4,875
Premise Health Holding Corp.	^+\	(2) (3) (8)	Healthcare & Pharmaceuticals	L + 3.75%	6.55%	7/10/2025	13,862	13,805	13,717
Propel Insurance Agency, LLC	^+	(2) (3) (8)	Banking, Finance, Insurance & Real Estate	L + 4.25%	6.75%	6/1/2024	21,088	20,535	20,628
PSI Services, LLC	^+*	(2) (3) (8)	Business Services	L + 5.00%	7.52%	1/20/2023	29,919	29,469	29,239
Q Holding Company	+*	(2) (3)	Automotive	L + 5.00%	7.52%	12/18/2021	17,099	17,058	16,969
QW Holding Corporation (Quala)	^+*	(2) (3) (8)	Environmental Industries	L + 6.75%	9.22%	8/31/2022	9,704	9,338	9,489
RevSpring, Inc.	+*\	(2) (3)	Media: Advertising, Printing & Publishing	L + 4.25%	7.05%	10/11/2025	20,000	19,953	19,680
Situs Group Holdings Corporation	+	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.50%	7.02%	2/26/2023	8,915	8,892	8,887
Surgical Information Systems, LLC	+*	(2) (3) (7)	High Tech Industries	L + 4.85%	7.37%	4/24/2023	27,708	27,494	27,171
Systems Maintenance Services Holding, Inc.	+*	(2) (3)	High Tech Industries	L + 5.00%	7.52%	10/28/2023	24,010	23,907	17,842
T2 Systems Canada, Inc.	+	(2) (3)	Transportation: Consumer	L + 6.75%	9.34%	9/28/2022	2,646	2,598	2,630
T2 Systems, Inc.	^+*	(2) (3) (8)	Transportation: Consumer	L + 6.75%	9.34%	9/28/2022	15,775	15,484	15,677
The Original Cakerie, Co. (Canada)	+*	(2) (3)	Beverage, Food & Tobacco	L + 5.00%	7.50%	7/20/2022	9,019	8,968	8,932
The Original Cakerie, Ltd. (Canada)	+	(2) (3) (8)	Beverage, Food & Tobacco	L + 4.50%	7.02%	7/20/2022	6,957	6,917	6,883
ThoughtWorks, Inc.	+*\	(2) (3)	Business Services	L + 4.00%	6.52%	10/12/2024	11,944	11,909	11,770
U.S. Acute Care Solutions, LLC	+*	(2) (3)	Healthcare & Pharmaceuticals	L + 5.00%	7.52%	5/15/2021	31,705	31,540	31,395
U.S. TelePacific Holdings Corp.	+*\	(2) (3)	Telecommunications	L + 5.00%	7.80%	5/2/2023	26,660	26,459	24,768
Upstream Intermediate, LLC	^+	(2) (3) (8)	Healthcare & Pharmaceuticals	L + 4.25%	6.77%	1/3/2024	17,939	17,863	17,677

Consolidated Schedule of Investments as of December 31, 2018
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
First Lien Debt (99.91% of fair value)
Valet Waste Holdings, Inc.	+\	(2) (3)	Construction & Building	L + 4.00%	6.52%	9/28/2025	$11,970	$11,947	$11,902
Valicor Environmental Services, LLC	^+*	(2) (3) (8)	Environmental Industries	L + 4.75%	7.27%	6/1/2023	33,410	32,914	32,995
WIRB - Copernicus Group, Inc.	^+*	(2) (3) (8)	Healthcare & Pharmaceuticals	L + 4.25%	6.77%	8/15/2022	17,194	17,098	16,931
WRE Holding Corp.	^+*	(2) (3) (8)	Environmental Industries	L + 5.00%	7.52%	1/3/2023	7,238	7,162	6,993
Zywave, Inc.	^+*	(2) (3) (8)	High Tech Industries	L + 5.00%	7.52%	11/17/2022	18,050	17,914	17,991
First Lien Debt Total								$1,197,499	$1,172,460
Second Lien Debt (0.09% of fair value)
Zywave, Inc.	*	(2) (3)	High Tech Industries	L + 9.00%	11.65%	11/17/2023	$1,050	$1,038	$1,048
Second Lien Debt Total								$1,038	$1,048
Total Investments								$1,198,537	$1,173,508

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

(2)
Variable rate loans to the portfolio companies bear interest at a rate that may be determined by reference to either LIBOR or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, Credit Fund has provided the interest rate in effect as of December 31, 2018. As of December 31, 2018, all of Credit Fund’s LIBOR loans were indexed to the 30-day LIBOR at 2.50%, the 90-day LIBOR at 2.81% and the 180-day LIBOR at 2.88%.

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

(8) As of December 31, 2018, Credit Fund had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

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
Debt
The Credit Fund, Credit Fund Sub and Credit Fund Warehouse II are party to separate credit facilities as described below. In addition, until May 15, 2019, the 2019-2 Issuer (formerly known as the Credit Fund Warehouse) was party to the Credit Fund Warehouse Facility. As of December 31, 2019, Credit Fund, Credit Fund Sub, and Credit Fund Warehouse II were in compliance with all covenants and other requirements of their respective credit facility agreements. As of December 31, 2018, Credit Fund, Credit Fund Sub and the 2019-2 Issuer were in compliance with all covenants and other requirements of their respective credit facility agreements. Below is a summary of the borrowings and repayments under the credit facilities for the respective periods.

	Credit Fund Facility	Credit Fund Sub Facility	Credit Fund Warehouse Facility	Credit Fund Warehouse II Facility

Outstanding balance as of December 31, 2017	$85,750	$377,686	$—	N/A
Borrowings	120,150	239,235	101,044	N/A
Repayments	(93,900)	(145,787)	—	N/A
Outstanding balance as of December 31, 2018	112,000	471,134	101,044	—
Borrowings	126,200	223,870	34,544	97,571
Repayments	(145,200)	(351,498)	(135,588)	—
Outstanding balance as of December 31, 2019	$93,000	$343,506	$—	$97,571
Credit Fund Facility. On June 24, 2016, Credit Fund entered into the Credit Fund Facility with the Company, which was subsequently amended on June 5, 2017, October 2, 2017, November 3, 2017, June 22, 2018, June 29, 2018 and February 21, 2019, pursuant to which Credit Fund may from time to time request mezzanine loans from the Company. The maximum principal amount of the Credit Fund Facility is $175,000. The maturity date of the Credit Fund Facility is March 22, 2020. Amounts borrowed under the Credit Fund Facility bear interest at a rate of LIBOR plus 9.00%.
Credit Fund Sub Facility. On June 24, 2016, Credit Fund Sub closed on the Credit Fund Sub Facility with lenders, which was subsequently amended on May 31, 2017, October 27, 2017, August 24, 2018 and December 12, 2019. The Credit Fund Sub Facility provides for secured borrowings during the applicable revolving period up to an amount equal to $640,000. The facility is secured by a first lien security interest in substantially all of the portfolio investments held by Credit Fund Sub. The maturity date of the Credit Fund Sub Facility is May 22, 2024. Amounts borrowed under the Credit Fund Sub Facility bear interest at a rate of LIBOR plus 2.25%.
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
Credit Fund Warehouse II Facility. On August 16, 2019, Credit Fund Warehouse II closed on a revolving credit facility (the "Credit Fund Warehouse II Facility") with lenders. The Credit Fund Warehouse II Facility provides for secured borrowings during the applicable revolving period up to an amount equal to $150,000. The Credit Fund Warehouse II Facility is secured by a first lien security interest in substantially all of the portfolio investments held by the Credit Fund Warehouse II Facility. The maturity date of the Credit Fund Warehouse II Facility is August 16, 2022. Amounts borrowed under the Credit Fund Warehouse II Facility bear interest at a rate of LIBOR plus 1.05% for the first 12 months, LIBOR plus 1.15% for the next 12 months and LIBOR plus 1.50% in the final 12 months.
2017-1 Notes
On December 19, 2017, Credit Fund completed the 2017-1 Debt Securitization. The notes offered in the 2017-1 Debt Securitization (the “2017-1 Notes”) were issued by the 2017-1 Issuer, a wholly owned and consolidated subsidiary of Credit Fund, and are secured by a diversified portfolio of the 2017-1 Issuer consisting primarily of first and second lien senior secured loans. The 2017-1 Debt Securitization was executed through a private placement of the 2017-1 Notes, consisting of:
•$231,700 of Aaa/AAA Class A-1 Notes, which bear interest at the three-month LIBOR plus 1.17%;
•$48,300 of Aa2/AA Class A-2 Notes, which bear interest at the three-month LIBOR plus 1.50%;
•$15,000 of A2/A Class B-1 Notes, which bear interest at the three-month LIBOR plus 2.25%;
•$9,000 of A2/A Class B-2 Notes which bear interest at 4.30%;
•$22,900 of Baa2/BBB Class C Notes which bear interest at the three-month LIBOR plus 3.20%; and
•$25,100 of Ba2/BB Class D Notes which bear interest at the three-month LIBOR plus 6.38%.

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
As of December 31, 2019 and 2018, the 2017-1 Issuer was in compliance with all covenants and other requirements of the indenture.
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
As of December 31, 2019, the 2019-2 Issuer was in compliance with all covenants and other requirements of the indenture.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
We generate cash from the net proceeds of offerings of our common stock and through cash flows from operations, including investment sales and repayments as well as income earned on investments and cash equivalents. We may also fund a portion of our investments through borrowings under the Facilities, the issuance of debt, and through securitization of a portion of our existing investments. The primary use of existing funds and any funds raised in the future is expected to be for investments in portfolio companies, repayment of indebtedness, cash distributions to our stockholders and for other general corporate purposes.
The SPV closed on May 24, 2013 on the SPV Credit Facility, which was subsequently amended on June 30, 2014, June 19, 2015, June 9, 2016, May 26, 2017 and August 9, 2018. The SPV Credit Facility provides for secured borrowings during the applicable revolving period up to an amount equal to the lesser of $275,000 (the borrowing base as calculated pursuant to the terms of the SPV Credit Facility) and the amount of net cash proceeds and unpledged capital commitments the Company has received, with an accordion feature that can, subject to certain conditions, increase the aggregate maximum credit commitment up to an amount not to exceed $750,000, subject to restrictions imposed on borrowings under the Investment Company Act and certain restrictions and conditions set forth in the SPV Credit Facility, including adequate collateral to support such borrowings. The SPV Credit Facility imposes financial and operating covenants on us and the SPV that restrict our and its business activities. Continued compliance with these covenants will depend on many factors, some of which are beyond our control.
We closed on March 21, 2014 on the Credit Facility, which was subsequently amended on January 8, 2015, May 25, 2016, March 22, 2017, September 25, 2018 and June 14, 2019. The maximum principal amount of the Credit Facility is $688,000, subject to availability under the Credit Facility, which is based on certain advance rates multiplied by the value of the Company’s portfolio investments (subject to certain concentration limitations) net of certain other indebtedness that the Company may incur in accordance with the terms of the Credit Facility. Proceeds of the Credit Facility may be used for general corporate purposes, including the funding of portfolio investments. Maximum capacity under the Credit Facility may be increased, subject to certain conditions, to $900,000 through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Credit Facility includes a $50,000 limit for swingline loans and a $20,000 limit for letters of credit. Subject to certain exceptions, the Credit Facility is secured by a first lien security interest in substantially all of the portfolio investments held by the Company. The Credit Facility includes customary covenants, including certain financial covenants related to asset coverage, shareholders’ equity and liquidity, certain limitations on the incurrence of additional indebtedness and liens, and other maintenance covenants, as well as usual and customary events of default for senior secured revolving credit facilities of this nature.
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
On December 30, 2019, the Company closed a private offering of $115.0 million in aggregate principal amount of 4.750% Senior Unsecured Notes due December 31, 2024 (the "Senior Notes"). Interest is payable quarterly, beginning March 31, 2020. This interest rate is subject to increase (up to 5.75%) in the event that, subject to certain exceptions, the Senior Notes cease to have an investment grade rating. The note purchase agreement for the Senior Notes contains customary terms and conditions for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a business development company within the meaning of the Investment Company Act and a regulated investment company under the Code, minimum asset coverage ratio and interest coverage ratio, and prohibitions on certain fundamental changes at the Company or any subsidiary guarantor. Continued compliance with these covenants will depend on many factors, some of which are beyond our control. In particular, the Company is obligated to offer to repay the notes at par if certain change in control events occur. The note purchase agreement also contains customary events of default with customary cure and notice, including, without limitation, nonpayment, breach of covenant, material breach of representation or warranty under the note purchase agreement, cross-acceleration under other indebtedness of the Company or certain significant subsidiaries, certain judgments and orders, and certain events of bankruptcy. The Senior Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.
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
For more information on the Senior Notes and the 2015-1R Notes, see Note 7 to the consolidated financial statements in Part II, Item 8 of this Form 10-K.
As of December 31, 2019 and 2018, we had $36,751 and $87,186, respectively, in cash and cash equivalents. The Facilities consisted of the following as of December 31, 2019 and 2018:

	December 31, 2019
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amounts Available (2)
SPV Credit Facility	$275,000	$232,469	$42,531	$4,225
Credit Facility	688,000	384,074	303,926	264,198
Total	$963,000	$616,543	$346,457	$268,423

	December 31, 2018
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amounts Available (2)
SPV Credit Facility	$400,000	$224,135	$175,865	$2,547
Credit Facility	413,000	290,500	122,500	122,500
Total	$813,000	$514,635	$298,365	$125,047

(1)	The unused portion is the amount upon which commitment fees are based.

(2)	Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
As the Senior Notes were issued on December 30, 2019, their fair value approximates carrying value as of December 31, 2019. The following were the carrying values (before debt issuance costs) and fair values of the Company's 2015-1R Notes disclosed but not carried at fair value as of December 31, 2019 and 2018:

	December 31, 2019		December 31, 2018
2015-1R Notes	Carrying Value	Fair Value	Carrying Value	Fair Value
Aaa/AAA Class A-1-1-R Notes	$234,800	$233,053	$234,800	$229,632
Aaa/AAA Class A-1-2-R Notes	50,000	49,908	50,000	49,442
Aaa/AAA Class A-1-3-R Notes	25,000	25,163	25,000	24,990
AA Class A-2-R Notes	66,000	66,000	66,000	66,000
A Class B Notes	46,400	46,400	46,400	44,242
BBB- Class C Notes	27,000	27,000	27,000	24,809
Total	$449,200	$447,524	$449,200	$439,115

As of December 31, 2019 and 2018, we had a combined $1,180,743 and $963,835, respectively, of outstanding consolidated indebtedness under our Facilities, the 2015-1R Notes and the Senior Notes. Our annualized interest cost as of December 31, 2019 and 2018, was 4.01% and 4.55%, excluding fees (such as fees on undrawn amounts and amortization of upfront fees). For the years ended December 31, 2019, 2018 and 2017, we incurred $50,587, $37,801 and $24,510, respectively, of interest expense and $1,263, $1,260 and $1,117, respectively, of unused commitment fees.

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
Shares issued and outstanding as of December 31, 2019 and 2018 were 57,763,811 and 62,230,251, respectively.
The following table summarizes activity in the number of shares of our common stock outstanding during the years ended December 31, 2019, 2018 and 2017:

	For the years ended December 31,
	2019	2018	2017
Shares outstanding, beginning of year	62,230,251	62,207,603	41,702,318
Common stock issued	—	—	20,146,561
Reinvestment of dividends	—	361,056	358,724
Repurchase of common stock	(4,466,440)	(338,408)	—
Shares outstanding, end of year	57,763,811	62,230,251	62,207,603
Contractual Obligations
A summary of our significant contractual payment obligations was as follows as of December 31, 2019 and 2018:

	As of December 31,
Payment Due by Period	2019	2018
Less than 1 Year	$—	$—
1-3 Years	—	—
3-5 Years (1)	731,543	514,635
More than 5 Years (2)	449,200	449,200
Total	$1,180,743	$963,835
(1) Includes amounts outstanding under the Facilities and the Senior Notes.
(2) Includes amounts outstanding under the 2015-1R Notes.
OFF BALANCE SHEET ARRANGEMENTS
In the ordinary course of our business, we enter into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in these consolidated financial statements as of December 31, 2019 and 2018, in Part II, Item 8 of this Form 10-K, for any such exposure.
We have in the past and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments.
We had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Principal Amount as of December 31,
	2019	2018
Unfunded delayed draw commitments	$75,874	$97,261
Unfunded revolving term loan commitments	74,016	59,856
Total unfunded commitments	$149,890	$157,117
Pursuant to an undertaking by us in connection with the 2015-1 Debt Securitization, we agreed to hold on an ongoing basis the 2015-1 Issuer Preferred Interests with an aggregate dollar purchase price at least equal to 5% of the aggregate outstanding amount of all collateral obligations by the 2015-1 Issuer for so long as any securities of the 2015-1 Issuer remains outstanding. As of December 31, 2019 and 2018, we were in compliance with this undertaking.

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
The following table summarizes the Company’s dividends declared during the three most recent fiscal years:

Date Declared	Record Date	Payment Date	Per Share Amount
2017
March 20, 2017	March 20, 2017	April 24, 2017	$0.41
June 20, 2017	June 30, 2017	July 18, 2017	0.37
August 7, 2017	September 29, 2017	October 18, 2017	0.37
November 7, 2017	December 29, 2017	January 17, 2018	0.37
December 13, 2017	December 29, 2017	January 17, 2018	0.12	(1)
Total			$1.64
2018
February 26, 2018	March 29, 2018	April 17, 2018	$0.37
May 2, 2018	June 29, 2018	July 17, 2018	0.37
August 6, 2018	September 28, 2018	October 17, 2018	0.37
November 5, 2018	December 28, 2018	January 17, 2019	0.37
December 12, 2018	December 28, 2018	January 17, 2019	0.20	(1)
Total			$1.68
2019
February 22, 2019	March 29, 2019	April 17, 2019	$0.37
May 6, 2019	June 28, 2019	July 17, 2019	0.37
June 17, 2019	June 28, 2019	July 17, 2019	0.08	(1)
August 5, 2019	September 30, 2019	October 17, 2019	0.37
November 4, 2019	December 31, 2019	January 17, 2020	0.37
December 12, 2019	December 31, 2019	January 17, 2020	0.18	(1)
Total			$1.74

(1)	Represents a special dividend.
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
On April 9, 2018 and June 6, 2018, the Board of Directors, including a “required majority” (as such term is defined in Section 57(o) of the Investment Company Act), and the stockholders of the Company, respectively, approved the application to the Company of the 150% minimum asset coverage ratio set forth in Section 61(a)(2) of the 1940 Act. As a result, the minimum asset coverage ratio applicable to the Company was reduced from 200% to 150%, effective as of June 7, 2018.
As of December 31, 2019 and 2018, the Company had total senior securities of $1,180,743 and $963,835, respectively, consisting of secured borrowings under the Facilities, the Senior Notes and the 2015-1R Notes, and had asset coverage ratios of 181.01% and 210.31%, respectively. For a discussion of the principal risk factors associated with these senior securities, see Part I, Item 1A of this Form 10‑K.
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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of December 31, 2019 and 2018.
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
For further information on the fair value hierarchies, our framework for determining fair value, and the composition of our portfolio, see Note 3 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for further information on fair value measurements.
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
Interest Rate Risk
As of December 31, 2019, on a fair value basis, approximately 0.3% of our debt investments bear interest at a fixed rate and approximately 99.7% of our debt investments bear interest at a floating rate, which primarily are subject to interest rate floors. Interest rates on the investments held within our portfolio of investments are typically based on floating LIBOR, with many of these investments also having a LIBOR floor. Additionally, our Facilities are also subject to floating interest rates and are currently paid based on floating LIBOR rates.
Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our income in the future.
The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. Interest income is calculated as revenue from interest generated from our settled portfolio of debt investments held as of December 31, 2019 and 2018, excluding structured finance obligations and our investment in Credit Fund. These hypothetical calculations are based on a model of the settled debt investments in our portfolio, excluding structured finance obligations and our investment in Credit Fund, held as of December 31, 2019 and 2018, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. Interest expense is calculated based on outstanding secured borrowings and notes payable as of December 31, 2019 and 2018 and based on the terms of our Facilities and notes payable. Interest expense on our Facilities and notes payable is calculated using the stated interest rate as of December 31, 2019 and 2018, adjusted for the hypothetical changes in rates, as shown below. We intend to continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may impact significantly our net interest income.

We regularly measure exposure to interest rate risk. We assess interest rate risk and manage interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

Based on our Consolidated Statements of Assets and Liabilities as of December 31, 2019 and 2018, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled debt investments (considering interest rate floors for variable rate instruments), excluding our investment in Credit Fund, and outstanding secured borrowings and notes payable assuming no changes in our investment and borrowing structure:

	As of December 31, 2019			As of December 31, 2018
Basis Point Change	Interest Income	Interest Expense	Net Investment Income	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$57,441	$(31,167)	$26,274	$52,554	$(28,165)	$24,389
Up 200 basis points	$38,294	$(20,778)	$17,516	$35,036	$(18,777)	$16,259
Up 100 basis points	$19,147	$(10,389)	$8,758	$17,518	$(9,388)	$8,130
Down 100 basis points	$(16,433)	$10,389	$(6,044)	$(17,477)	$9,388	$(8,089)
Down 200 basis points	$(18,678)	$20,225	$1,547	$(28,103)	$18,777	$(9,326)
Down 300 basis points	$(19,053)	$20,823	$1,770	$(28,741)	$22,953	$(5,788)

Item 8. Financial Statements and Supplementary Data
TCG BDC, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of TCG BDC, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of TCG BDC, Inc. (the “Company”), including the consolidated schedules of investments, as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations, changes in its net assets, and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2020 expressed an unqualified opinion thereon.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2019 and 2018, by correspondence with the custodians and debt agents. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

Valuation of investments using significant unobservable inputs
Description of the Matter
At December 31, 2019, the fair value of the Company's investments categorized in Level III of the fair value hierarchy (Level III investments) totaled $2.124 billion. As discussed in Note 3 to the consolidated financial statements (Note 3), management determined the fair value of the Company’s Level III investments by using valuation techniques such as comparable public market valuations, comparable precedent transaction valuations and/or discounted cash flow analyses and using inputs which were significant to the valuation of these investments, such as observable market inputs, updated credit statistics, and significant unobservable inputs (significant inputs). The significant unobservable inputs used to determine fair value required significant management judgment or estimation and, as disclosed in Note 3, included discount rates, comparable multiples, recovery rates, default rates, and indicative quotes.

Auditing the fair value of the Company's Level III investments was complex and judgmental due to the valuation techniques and significant unobservable inputs used by the Company to determine fair value.

How We Addressed the Matter in our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company's investment valuation process. This included controls over management’s assessment of the valuation techniques and significant inputs used by management to determine the fair value measurements.

To test the valuation of the Company’s Level III investments, our audit procedures included, among others, evaluating the valuation techniques and significant inputs used by the Company. For each Level III investment, we gained an understanding of the valuation technique(s) and significant inputs used to value the investment and reviewed the information considered by the Board of Directors relating to the valuation. Our procedures also included testing, for a sample of Level III investments, significant inputs and the mathematical accuracy of the Company's valuation models. For example, we compared market spreads, market value (EBITDA) multiples of publicly traded comparable companies, available precedent sales transactions of comparable companies, default rates and recovery rates to information available from third-party market research providers. We also compared certain of the significant inputs to underlying sources like public and private credit ratings and the most recently available portfolio company financial statements and compliance certificates provided by management. To evaluate the reasonableness of the unobservable inputs, we assessed whether these inputs were developed in a manner consistent with the Company’s valuation policies and in some instances, with the assistance of our valuation specialists, we independently developed fair value estimates using portfolio company and market information and compared them to the Company's estimates. We searched for and evaluated information that corroborated or contradicted the Company's significant inputs. We also evaluated subsequent events and transactions and considered whether they corroborated or contradicted the Company's year-end valuations.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2012.

New York, NY
February 25, 2020

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
TCG BDC, Inc.

Opinion on Internal Control over Financial Reporting

We have audited TCG BDC, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, TCG BDC, Inc. (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of assets and liabilities of the Company, including the consolidated schedules of investments, as of December 31, 2019 and 2018, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 25, 2020 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
New York, NY
February 25, 2020

TCG BDC, INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollar amounts in thousands, except per share data)

	December 31, 2019	December 31, 2018
ASSETS
Investments, at fair value
Investments—non-controlled/non-affiliated, at fair value (amortized cost of $1,960,755 and $1,799,751, respectively)	$1,897,057	$1,731,319
Investments—non-controlled/affiliated, at fair value (amortized cost of $0 and $13,839, respectively)	—	18,543
Investments—controlled/affiliated, at fair value (amortized cost of $240,696 and $230,001, respectively)	226,907	222,295
Total investments, at fair value (amortized cost of $2,201,451 and $2,043,591, respectively)	2,123,964	1,972,157
Cash and cash equivalents	36,751	87,186
Receivable for investment sold	6,162	8,060
Deferred financing costs	4,032	3,950
Interest receivable from non-controlled/non-affiliated investments	9,462	5,853
Interest receivable from non-controlled/affiliated investments	—	3
Interest and dividend receivable from controlled/affiliated investments	6,845	7,405
Prepaid expenses and other assets	317	129
Total assets	$2,187,533	$2,084,743
LIABILITIES
Secured borrowings (Note 6)	$616,543	$514,635
2015-1R Notes, net of unamortized debt issuance costs of $2,911 and $3,157, respectively (Note 7)	446,289	446,043
Senior Notes	115,000	—
Payable for investments purchased	—	1,870
Due to Investment Adviser	—	236
Interest and credit facility fees payable (Notes 6 and 7)	6,764	7,500
Dividend payable (Note 9)	31,760	35,497
Base management and incentive fees payable (Note 4)	13,236	13,834
Administrative service fees payable (Note 4)	77	94
Other accrued expenses and liabilities	1,393	1,816
Total liabilities	1,231,062	1,021,525
Commitments and contingencies (Notes 8 and 11)
NET ASSETS
Common stock, $0.01 par value; 200,000,000 shares authorized; 57,763,811 and 62,230,251 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	578	622
Paid-in capital in excess of par value	1,109,238	1,174,334
Offering costs	(1,633)	(1,633)
Total distributable earnings (loss)	(151,712)	(110,105)
Total net assets	$956,471	$1,063,218
NET ASSETS PER SHARE	$16.56	$17.09

The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollar amounts in thousands, except per share data)

	For the years ended December 31,
	2019	2018	2017
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$184,529	$168,222	$133,807
Other income	7,329	9,134	10,526
Total investment income from non-controlled/non-affiliated investments	191,858	177,356	144,333
From non-controlled/affiliated investments:
Interest income	1,209	1,680	1,215
Total investment income from non-controlled/affiliated investments	1,209	1,680	1,215
From controlled/affiliated investments:
Interest income	12,481	13,240	10,753
Dividend income	15,750	15,250	8,700
Total investment income from controlled/affiliated investments	28,231	28,490	19,453
Total investment income	221,298	207,526	165,001
Expenses:
Base management fees (Note 4)	31,316	29,626	25,254
Incentive fees (Note 4)	22,872	23,002	21,084
Professional fees	2,745	3,404	2,895
Administrative service fees (Note 4)	539	701	661
Interest expense (Notes 6 and 7)	50,587	37,801	24,510
Credit facility fees (Note 6)	3,079	2,295	1,983
Directors’ fees and expenses	353	370	443
Other general and administrative	1,738	1,661	1,683
Total expenses	113,229	98,860	78,513
Waiver of base management fees (Note 4)	—	—	5,927
Net expenses	113,229	98,860	72,586
Net investment income (loss) before taxes	108,069	108,666	92,415
Excise tax expense	404	230	264
Net investment income (loss)	107,665	108,436	92,151
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments:
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	(29,285)	(1,368)	(11,692)
Controlled/affiliated investments	(9,091)	—	—
Currency gains (losses) on non-investment assets and liabilities	33	—	—
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliated investments	4,734	(65,528)	6,590
Non-controlled/affiliated investments	(4,704)	5,546	(842)
Controlled/affiliated investments	(6,083)	(7,971)	(2,007)
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	(1,939)	—	—
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	(46,335)	(69,321)	(7,951)
Net increase (decrease) in net assets resulting from operations	$61,330	$39,115	$84,200
Basic and diluted earnings per common share (Note 9)	$1.02	$0.63	$1.59
Weighted-average shares of common stock outstanding—Basic and Diluted (Note 9)	60,189,502	62,533,614	52,997,450
The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollar amounts in thousands)

	For the years ended December 31,
	2019	2018	2017
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$107,665	$108,436	$92,151
Net realized gain (loss) on investments and non-investment assets and liabilities	(38,343)	(1,368)	(11,692)
Net change in unrealized appreciation (depreciation) on investments	(6,053)	(67,953)	3,741
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	(1,939)	—	—
Net increase (decrease) in net assets resulting from operations	61,330	39,115	84,200
Capital transactions:
Common stock issued, net of offering and underwriting costs	—	(15)	365,475
Reinvestment of dividends	—	6,629	6,681
Repurchase of common stock	(64,717)	(4,867)	—
Dividends declared (Note 12)	(103,360)	(104,948)	(93,189)
Net increase (decrease) in net assets resulting from capital share transactions	(168,077)	(103,201)	278,967
Net increase (decrease) in net assets	(106,747)	(64,086)	363,167
Net assets at beginning of year	1,063,218	1,127,304	764,137
Net assets at end of year	$956,471	$1,063,218	$1,127,304

The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollar amounts in thousands)

	For the years ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$61,330	$39,115	$84,200
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	1,864	1,896	949
Net accretion of discount on investments	(12,955)	(12,814)	(11,747)
Paid-in-kind interest	(7,958)	(4,676)	(1,057)
Net realized (gain) loss on investments	38,343	1,368	11,692
Net change in unrealized (appreciation) depreciation on investments	6,053	67,953	(3,741)
Net change in unrealized currency (gains) losses on non-investment assets and liabilities	1,939	—	—
Cost of investments purchased and change in payable for investments purchased	(994,374)	(953,163)	(1,280,124)
Proceeds from sales and repayments of investments and change in receivable for investments sold	819,084	888,069	812,576
Changes in operating assets:
Interest receivable	(3,606)	(1,312)	(3,767)
Dividend receivable	560	(860)	(1,515)
Prepaid expenses and other assets	(188)	(53)	(34)
Changes in operating liabilities:
Due to Investment Adviser	(236)	167	(146)
Interest and credit facility fees payable	(736)	2,147	1,754
Base management and incentive fees payable	(598)	736	4,941
Administrative service fees payable	(17)	(1)	(42)
Other accrued expenses and liabilities	(397)	223	410
Net cash provided by (used in) operating activities	(91,892)	28,795	(385,651)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering and underwriting costs	—	(15)	357,429
Repurchase of common stock	(64,717)	(4,867)	—
Borrowings on SPV Credit Facility and Credit Facility	755,179	812,650	816,216
Repayments of SPV Credit Facility and Credit Facility	(655,209)	(860,908)	(675,208)
Proceeds from issuance of Senior Unsecured Notes	115,000	—	—
Repayments of debt assumed from NFIC Acquisition	—	—	(42,128)
Proceeds from issuance of 2015-1R Notes	—	449,200	—
Redemption of 2015-1 Notes	—	(273,000)	—
Debt issuance costs paid	(1,699)	(3,405)	(1,063)
Dividends paid in cash	(107,097)	(93,303)	(76,045)
Net cash provided by (used in) financing activities	41,457	26,352	379,201
Net increase (decrease) in cash and cash equivalents	(50,435)	55,147	(6,450)
Cash and cash equivalents, beginning of year	87,186	32,039	38,489
Cash and cash equivalents, end of year	$36,751	$87,186	$32,039
Supplemental disclosures:
Offering expenses and debt issuance costs due	$—	$25	$—
Interest paid during the year	$49,981	$34,676	$22,519
Taxes, including excise tax, paid during year	$225	$105	$179
Dividends declared during the year	$103,360	$104,948	$93,189
Reinvestment of dividends	$—	$6,629	$6,681
Cost of investments received in the NFIC Acquisition from shares issued (Note 13)	$—	$—	$(8,046)
Shares issued in consideration of NFIC Acquisition (Note 13)	$—	$—	$8,046
Debt assumed from NFIC Acquisition (Note 13)	$—	$—	$42,128
The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2019
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value(5)	% of Net Assets
First Lien Debt (77.29%)
Aero Operating, LLC (Dejana Industries, Inc.)	^+*	(2) (3) (13)	Business Services	L + 7.25%	9.16%	1/5/2018	12/29/2022	$3,517	$3,491	$3,449	0.36%
Airnov, Inc.	^	(2) (3) (13)	Containers, Packaging & Glass	L + 5.25%	7.16%	12/20/2019	12/19/2025	12,813	12,602	12,601	1.32
Alpha Packaging Holdings, Inc.	+*	(2) (3)	Containers, Packaging & Glass	L + 4.25%	6.35%	6/26/2015	5/12/2020	2,836	2,836	2,822	0.30
Alpine SG, LLC	^*	(2) (3)	High Tech Industries	L + 6.50%	8.43%	2/2/2018	11/16/2022	15,301	15,187	15,244	1.59
American Physician Partners, LLC	^+*	(2) (3) (13)	Healthcare & Pharmaceuticals	L + 6.50%	8.58%	1/7/2019	12/21/2021	38,235	37,868	38,110	3.98
AMS Group HoldCo, LLC	^+*	(2) (3) (13)	Transportation: Cargo	L + 6.00%	8.07%	9/29/2017	9/29/2023	30,808	30,361	30,457	3.18
Analogic Corporation	^+*	(2) (3) (13)	Healthcare & Pharmaceuticals	L + 6.00%	7.70%	6/22/2018	6/22/2024	34,784	34,190	34,784	3.64
Anchor Hocking, LLC	^	(2) (3)	Durable Consumer Goods	L + 8.75%	10.66%	1/25/2019	1/25/2024	10,707	10,410	10,359	1.08
Apptio, Inc.	^	(2) (3) (13)	Software	L + 7.25%	8.96%	1/10/2019	1/10/2025	35,541	34,874	35,237	3.68
Aurora Lux FinCo S.Á.R.L. (Luxembourg)	^	(2) (3) (7)	Software	L + 6.00%	7.93%	12/24/2019	12/24/2026	37,500	36,563	36,563	3.82
Avenu Holdings, LLC	+*	(2) (3)	Sovereign & Public Finance	L + 5.25%	7.35%	9/28/2018	9/28/2024	38,665	38,125	37,227	3.89
Barnes & Noble, Inc.	^	(2) (3) (11)	Retail	L + 5.50%	9.07%	8/7/2019	8/7/2024	17,637	17,225	17,196	1.80
BMS Holdings III Corp.	^*	(2) (3) (13)	Construction & Building	L + 5.25%	7.35%	9/30/2019	9/30/2026	11,638	11,274	11,591	1.21
Brooks Equipment Company, LLC	+*	(2) (3)	Construction & Building	L + 5.00%	6.91%	6/26/2015	8/29/2020	2,443	2,439	2,441	0.26
Capstone Logistics Acquisition, Inc.	+*	(2) (3)	Transportation: Cargo	L + 4.50%	6.20%	6/26/2015	10/7/2021	3,976	3,962	3,894	0.41
Captive Resources Midco, LLC	^*	(2) (3) (13)	Banking, Finance, Insurance & Real Estate	L + 6.00%	8.18%	6/30/2015	5/31/2025	30,301	29,814	30,158	3.15
Central Security Group, Inc.	+*	(2) (3)	Consumer Services	L + 5.63%	7.33%	6/26/2015	10/6/2021	22,634	22,531	19,466	2.04
Chartis Holding, LLC	^	(2) (3) (13)	Business Services	L + 5.25%	7.28%	5/1/2019	5/1/2025	15,926	15,538	15,723	1.64
Chemical Computing Group ULC (Canada)	^*	(2) (3) (7) (13)	Software	L + 5.25%	6.95%	8/30/2018	8/30/2023	14,674	14,567	14,539	1.52
CircusTrix Holdings, LLC	^+*	(2) (3) (13)	Hotel, Gaming & Leisure	L + 5.50%	7.20%	2/2/2018	12/6/2021	9,397	9,342	9,242	0.97
Comar Holding Company, LLC	^+*	(2) (3) (13)	Containers, Packaging & Glass	L + 5.25%	6.96%	6/18/2018	6/18/2024	27,783	27,254	27,101	2.83
Cority Software Inc. (Canada)	^	(2) (3) (7) (13)	Software	L + 5.50%	7.57%	7/2/2019	7/2/2026	27,000	26,435	26,400	2.76
Dent Wizard International Corporation	+	(2) (3)	Automotive	L + 4.00%	5.70%	4/28/2015	4/7/2022	877	877	873	0.09
Derm Growth Partners III, LLC (Dermatology Associates)	^	(2) (3) (9)	Healthcare & Pharmaceuticals	L + 6.25% (100% PIK)	8.16%	5/31/2016	5/31/2022	56,310	56,026	39,716	4.15
DermaRite Industries, LLC	^*	(2) (3) (13)	Healthcare & Pharmaceuticals	L + 7.00%	8.70%	3/3/2017	3/3/2022	22,647	22,481	21,690	2.27
Digicel Limited (Jamaica)	^	(7)	Telecommunications	6.00%	6.00%	7/23/2019	4/15/2021	250	202	195	0.02
Dimensional Dental Management, LLC	^	(2) (3) (11) (13)	Healthcare & Pharmaceuticals	L + 5.75%	10.00%	2/12/2016	2/12/2021	1,224	1,199	1,224	0.13
Dimensional Dental Management, LLC	^	(2) (3) (9) (11)	Healthcare & Pharmaceuticals	L + 5.75%	8.66%	2/12/2016	7/22/2020	33,674	33,301	—	—

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2019
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value(5)	% of Net Assets
First Lien Debt (77.29%) (continued)
Direct Travel, Inc.	^+*	(2) (3)	Hotel, Gaming & Leisure	L + 6.50%	8.41%	10/14/2016	12/1/2021	$36,805	$36,515	$36,757	3.84%
DTI Holdco, Inc.	*	(2) (3)	High Tech Industries	L + 4.75%	6.68%	12/18/2018	9/30/2023	1,974	1,871	1,841	0.19
Emergency Communications Network, LLC	^+*	(2) (3)	Telecommunications	L + 6.25%	8.14%	6/1/2017	6/1/2023	24,375	24,233	22,323	2.33
Ensono, LP	*	(2) (3)	Telecommunications	L + 5.25%	6.95%	4/30/2018	6/27/2025	8,537	8,452	8,537	0.89
Ethos Veterinary Health LLC	^+	(2) (3) (13)	Consumer Services	L + 4.75%	6.45%	5/17/2019	5/15/2026	10,869	10,744	10,807	1.13
EvolveIP, LLC	^+*	(2) (3)	Telecommunications	L + 5.75%	7.45%	11/26/2019	6/7/2023	34,420	33,923	34,420	3.60
Frontline Technologies Holdings, LLC	^*	(2) (3)	Software	L + 5.75%	7.85%	9/18/2017	9/18/2023	48,242	47,949	48,705	5.09
FWR Holding Corporation	^+*	(2) (3) (13)	Beverage, Food & Tobacco	L + 5.50%	7.29%	8/21/2017	8/21/2023	48,630	47,950	48,393	5.06
Green Energy Partners/Stonewall, LLC	+*	(2) (3)	Energy: Electricity	L + 5.50%	7.60%	6/26/2015	11/10/2021	19,550	19,374	18,034	1.89
GRO Sub Holdco, LLC (Grand Rapids)	^+*	(2) (3) (13)	Healthcare & Pharmaceuticals	L + 6.00%	8.10%	2/28/2018	2/22/2023	6,465	6,380	6,085	0.64
Hummel Station, LLC	+*	(2) (3)	Energy: Electricity	L + 6.00%	7.70%	2/3/2016	10/27/2022	14,641	14,169	12,896	1.35
Hydrofarm, LLC	^	(2) (3)	Wholesale	L+10.00% (30% Cash / 70% PIK)	11.91%	5/15/2017	5/12/2022	21,556	21,254	13,647	1.43
iCIMS, Inc.	^	(2) (3) (13)	Software	L + 6.50%	8.29%	9/12/2018	9/12/2024	23,930	23,507	23,927	2.50
Innovative Business Services, LLC	^*	(2) (3) (13)	High Tech Industries	L + 5.50%	7.53%	4/5/2018	4/5/2023	16,143	15,782	15,880	1.66
K2 Insurance Services, LLC	^+*	(2) (3) (13)	Banking, Finance, Insurance & Real Estate	L + 5.00%	7.19%	7/3/2019	7/1/2024	22,027	21,487	22,062	2.31
Kaseya Inc.	^	(2) (3) (13)	High Tech Industries	L + 5.50%, 1.00% PIK	8.41%	5/3/2019	5/2/2025	19,545	19,145	19,590	2.05
Legacy.com, Inc.	^	(2) (3) (11)	High Tech Industries	L + 9.98%	11.77%	3/20/2017	3/20/2023	17,080	16,832	16,325	1.71
Lifelong Learner Holdings, LLC	^*	(2) (3) (13)	Business Services	L + 5.75%	7.51%	10/18/2019	10/18/2026	23,523	22,971	23,240	2.43
Liqui-Box Holdings, Inc.	^	(2) (3)	Containers, Packaging & Glass	L + 4.50%	6.41%	6/3/2019	6/3/2024	—	(26)	(37)	—
Mailgun Technologies, Inc.	^	(2) (3) (13)	High Tech Industries	L + 5.00%	7.10%	3/26/2019	3/26/2025	11,853	11,607	11,655	1.22
National Carwash Solutions, Inc.	^+	(2) (3) (13)	Automotive	L + 6.00%	7.69%	8/7/2018	4/28/2023	9,511	9,342	9,428	0.99
National Technical Systems, Inc.	^+*	(2) (3) (13)	Aerospace & Defense	L + 6.25%	7.94%	6/26/2015	6/12/2021	27,950	27,801	27,920	2.92
NES Global Talent Finance US, LLC (United Kingdom)	+*	(2) (3) (7)	Energy: Oil & Gas	L + 5.50%	7.43%	5/9/2018	5/11/2023	9,890	9,762	9,763	1.02
Nexus Technologies, LLC	*	(2) (3)	High Tech Industries	L + 5.50%, 1.50% PIK	8.91%	12/11/2018	12/5/2023	6,172	6,119	5,621	0.59
NMI AcquisitionCo, Inc.	^+*	(2) (3) (13)	High Tech Industries	L + 5.75%	7.45%	9/6/2017	9/6/2022	50,067	49,471	49,888	5.22

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2019
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value(5)	% of Net Assets
First Lien Debt (77.29%) (continued)
Northland Telecommunications Corporation	^*	(2) (3) (13)	Media: Broadcast & Subscription	L + 5.75%	7.46%	10/1/2018	10/1/2025	$46,603	$45,916	$46,529	4.86%
Paramit Corporation	+*	(2) (3)	Capital Equipment	L + 4.50%	6.22%	5/3/2019	5/3/2025	6,298	6,241	6,268	0.66
PF Growth Partners, LLC	^+*	(2) (3) (13)	Hotel, Gaming & Leisure	L + 5.00%	6.70%	7/1/2019	7/11/2025	7,161	7,045	7,135	0.75
Plano Molding Company, LLC	^	(2) (3)	Hotel, Gaming & Leisure	L + 7.50%	9.20%	5/1/2015	5/12/2021	14,752	14,645	14,085	1.47
PPC Flexible Packaging, LLC	+*	(2) (3) (13)	Containers, Packaging & Glass	L + 5.50%	7.19%	11/23/2018	11/23/2024	13,591	13,404	13,464	1.41
PPT Management Holdings, LLC	^	(2) (3)	Healthcare & Pharmaceuticals	L + 6.00%, 0.75% PIK	8.66%	12/15/2016	12/16/2022	27,744	27,627	23,155	2.42
Pretium Packaging, LLC	^	(2) (3)	Containers, Packaging & Glass	L + 5.00%	6.91%	8/15/2019	11/14/2023	7,700	7,631	7,700	0.81
PricewaterhouseCoopers Public Sector LLP	^	(2) (3) (13)	Aerospace & Defense	L + 3.25%	5.16%	5/1/2018	5/1/2023	—	(105)	(46)	—
Product Quest Manufacturing, LLC	^	(2) (3) (9) (13)	Containers, Packaging & Glass	L + 6.75%	5.75%	9/21/2017	3/31/2020	840	840	840	0.09
Propel Insurance Agency, LLC	^	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.25%	6.35%	6/1/2018	6/1/2024	2,363	2,347	2,353	0.25
QW Holding Corporation (Quala)	^+*	(2) (3) (13)	Environmental Industries	L + 5.75%	7.73%	8/31/2016	8/31/2022	43,358	42,802	43,106	4.51
Redwood Services Group, LLC	^	(2) (3)	High Tech Industries	L + 6.00%	7.91%	11/13/2018	6/6/2023	8,427	8,363	8,342	0.87
Riveron Acquisition Holdings, Inc.	^+*	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 6.00%	7.91%	5/22/2019	5/22/2025	19,968	19,605	19,587	2.05
RSC Acquisition, Inc.	^	(2) (3) (13)	Banking, Finance, Insurance & Real Estate	L + 5.50%	7.41%	11/1/2019	11/1/2026	11,594	11,222	11,449	1.20
Sapphire Convention, Inc. (Smart City)	*+^	(2) (3) (13)	Telecommunications	L + 5.25%	7.27%	11/20/2018	11/20/2025	28,577	28,009	28,329	2.96
Smile Doctors, LLC	^*+	(2) (3) (13)	Healthcare & Pharmaceuticals	L + 6.00%	8.07%	10/6/2017	10/6/2022	22,227	22,136	21,996	2.30
Sovos Brands Intermediate, Inc.	+*	(2) (3)	Beverage, Food & Tobacco	L + 5.00%	7.20%	11/16/2018	11/20/2025	19,899	19,714	19,750	2.06
SPay, Inc.	^+*	(2) (3) (13)	Hotel, Gaming & Leisure	L + 5.75%	7.46%	6/15/2018	6/17/2024	20,512	20,179	18,694	1.95
Superior Health Linens, LLC	^+*	(2) (3) (13)	Business Services	L + 7.50%, 0.50% PIK	9.91%	9/30/2016	9/30/2021	21,805	21,666	19,933	2.08
Surgical Information Systems, LLC	^+*	(2) (3) (11)	High Tech Industries	L + 4.50%	7.47%	4/24/2017	4/24/2023	26,168	26,007	25,715	2.69
T2 Systems, Inc.	^+*	(2) (3) (13)	Transportation: Consumer	L + 6.75%	8.85%	9/28/2016	9/28/2022	35,648	35,159	35,648	3.73
Tank Holding Corp.	^	(2) (3) (13)	Capital Equipment	L + 4.00%	5.76%	3/26/2019	3/26/2024	—	—	—	—
The Leaders Romans Bidco Limited (United Kingdom)	^	(2) (3) (7)	Banking, Finance, Insurance & Real Estate	L + 6.75%, 3.50% PIK	11.01%	7/23/2019	6/30/2024	£19,577	24,865	26,531	2.77
Transform SR Holdings, LLC	^	(2) (3)	Retail	L + 7.25%	9.18%	2/11/2019	2/12/2024	19,050	18,887	18,860	1.97
Trump Card, LLC	^+*	(2) (3) (13)	Transportation: Cargo	L + 5.50%	7.63%	6/26/2018	4/21/2022	7,918	7,881	7,869	0.82

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2019
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value(5)	% of Net Assets
First Lien Debt (77.29%) (continued)
TSB Purchaser, Inc. (Teaching Strategies, LLC)	^+*	(2) (3) (13)	Media: Advertising, Printing & Publishing	L + 6.00%	8.10%	5/14/2018	5/14/2024	$28,294	$27,726	$28,105	2.94
Turbo Buyer, Inc.	^	(2) (3) (13)	Automotive	L + 6.00%	7.69%	12/2/2019	12/2/2025	27,897	27,033	27,439	2.87
Tweddle Group, Inc.	^	(2) (3)	Media: Advertising, Printing & Publishing	L + 4.50%	6.20%	9/17/2018	9/17/2023	1,908	1,885	1,859	0.19
U.S. Acute Care Solutions, LLC	+*	(2) (3)	Healthcare & Pharmaceuticals	L + 5.00%	6.91%	2/21/2019	5/15/2021	4,265	4,230	4,053	0.42
Unifrutti Financing PLC (Cyprus)	^	(2) (3) (7)	Beverage, Food & Tobacco	7.50%, 1.00% PIK	8.50%	9/15/2019	9/15/2026	€4,530	4,746	4,836	0.51
USLS Acquisition, Inc.	^*	(2) (3) (13)	Business Services	L + 5.75%	7.85%	11/30/2018	11/30/2024	22,139	21,741	21,674	2.27
VRC Companies, LLC	^+*	(2) (3) (13)	Business Services	L + 6.50%	8.21%	3/31/2017	3/31/2023	57,164	56,674	57,106	5.97
Westfall Technik, Inc.	^	(2) (3) (13)	Chemicals, Plastics & Rubber	L + 5.75%	7.66%	9/13/2018	9/13/2024	27,973	27,432	26,962	2.82
WP CPP Holdings, LLC (CPP)	^	(2) (3)	Aerospace & Defense	L + 3.75%	5.66%	7/18/2019	4/30/2025	20,000	19,817	19,826	2.07
Zemax Software Holdings, LLC	^*	(2) (3) (13)	Software	L + 5.75%	7.85%	6/25/2018	6/25/2024	10,146	10,013	10,087	1.05
Zenith Merger Sub, Inc.	^	(2) (3) (13)	Business Services	L + 5.25%	7.35%	12/13/2017	12/13/2023	16,530	16,321	16,405	1.72
First Lien Debt Total								$1,725,479	$1,707,292	$1,641,653	171.66%
Second Lien Debt (11.04%)
Access CIG, LLC	*	(2) (3)	Business Services	L + 7.75%	9.44%	2/14/2018	2/27/2026	$2,700	$2,687	$2,681	0.28%
Aimbridge Acquisition Co., Inc.	^*	(2) (3)	Hotel, Gaming & Leisure	L + 7.50%	9.19%	2/1/2019	2/1/2027	9,241	9,089	9,160	0.96
AQA Acquisition Holding, Inc.	^	(2) (3)	High Tech Industries	L + 8.00%	10.09%	10/1/2018	5/24/2024	40,000	39,670	39,740	4.15
Brave Parent Holdings, Inc.	^*	(2) (3)	Software	L + 7.50%	9.43%	10/3/2018	4/19/2026	19,062	18,660	18,261	1.91
Higginbotham Insurance Agency, Inc.	^	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 7.50%	9.20%	12/3/2019	12/19/2025	2,500	2,475	2,493	0.26
Jazz Acquisition, Inc.	^	(2) (3)	Aerospace & Defense	L + 8.00%	10.10%	6/13/2019	6/18/2027	23,450	23,117	23,225	2.43
Le Tote, Inc.	^	(2) (3)	Retail	L + 6.75%	8.66%	11/8/2019	11/8/2024	7,143	6,969	6,964	0.73
Outcomes Group Holdings, Inc.	^*	(2) (3)	Business Services	L + 7.50%	9.41%	10/23/2018	10/26/2026	4,500	4,490	4,487	0.47
Pathway Vet Alliance, LLC	^	(2) (3) (13)	Consumer Services	L + 8.50%	10.22%	11/14/2019	12/23/2025	8,050	7,814	8,074	0.84
Pharmalogic Holdings Corp.	^	(2) (3)	Healthcare & Pharmaceuticals	L + 8.00%	9.70%	6/7/2018	12/11/2023	800	797	796	0.08
Quartz Holding Company (QuickBase, Inc.)	^	(2) (3)	Software	L + 8.00%	9.71%	4/2/2019	4/2/2027	11,900	11,677	11,662	1.22
Reladyne, Inc.	^+*	(2) (3) (13)	Wholesale	L + 9.50%	11.60%	4/19/2018	1/21/2023	12,242	12,080	12,234	1.28
Tank Holding Corp.	^*	(2) (3)	Capital Equipment	L + 8.25%	11.04%	3/26/2019	3/26/2027	37,380	36,771	37,223	3.89
Ultimate Baked Goods MIDCO, LLC (Rise Baking)	^	(2) (3)	Beverage, Food & Tobacco	L + 8.00%	9.70%	8/9/2018	8/9/2026	8,333	8,187	8,243	0.86
Watchfire Enterprises, Inc.	^	(2) (3)	Media: Advertising, Printing & Publishing	L + 8.00%	9.95%	10/2/2013	10/2/2021	7,000	6,966	6,998	0.73
WP CPP Holdings, LLC (CPP)	^*	(2) (3)	Aerospace & Defense	L + 7.75%	9.68%	7/18/2019	4/30/2026	39,500	39,125	38,833	4.06

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2019
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value(5)	% of Net Assets
Second Lien Debt (11.04%) (continued)
Zywave, Inc.	^	(2) (3)	High Tech Industries	L + 9.00%	10.94%	11/18/2016	11/17/2023	$3,468	$3,432	$3,458	0.36
Second Lien Debt Total								$237,269	$234,006	$234,532	24.51%

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	Percentage of Net Assets
Equity Investments (0.98%)
ANLG Holdings, LLC	^	(6)	Healthcare & Pharmaceuticals	6/22/2018	880	$880	$973	0.10%
Avenu Holdings, LLC	^	(6)	Sovereign & Public Finance	9/28/2018	172	172	154	0.02
Chartis Holding, LLC	^	(6)	Business Services	5/1/2019	433	433	589	0.06
CIP Revolution Holdings, LLC	^	(6)	Media: Advertising, Printing & Publishing	8/19/2016	318	318	444	0.05
Cority Software Inc. (Canada)	^	(6)	Software	7/2/2019	250	250	306	0.03
DecoPac, Inc.	^	(6)	Non-durable Consumer Goods	9/29/2017	1,500	1,500	1,999	0.21
Derm Growth Partners III, LLC (Dermatology Associates)	^	(6)	Healthcare & Pharmaceuticals	5/31/2016	1,000	1,000	—	—
GRO Sub Holdco, LLC (Grand Rapids)	^	(6)	Healthcare & Pharmaceuticals	3/29/2018	500	500	137	0.01
K2 Insurance Services, LLC	^	(6)	Banking, Finance, Insurance & Real Estate	7/3/2019	433	433	486	0.05
Legacy.com, Inc.	^	(6)	High Tech Industries	3/20/2017	1,500	1,500	783	0.08
Mailgun Technologies, Inc.	^	(6)	High Tech Industries	3/26/2019	424	424	605	0.06
North Haven Goldfinch Topco, LLC	^	(6)	Containers, Packaging & Glass	6/18/2018	2,315	$2,315	$2,542	0.27%
Paramit Corporation	^	(6)	Capital Equipment	6/17/2019	150	500	501	0.05
PPC Flexible Packaging, LLC	^	(6)	Containers, Packaging & Glass	2/1/2019	965	965	1,174	0.12
Rough Country, LLC	^	(6)	Durable Consumer Goods	5/25/2017	755	755	1,225	0.13
SiteLock Group Holdings, LLC	^	(6)	High Tech Industries	4/5/2018	446	446	587	0.06
T2 Systems Parent Corporation	^	(6)	Transportation: Consumer	9/28/2016	556	556	628	0.07
Tailwind HMT Holdings Corp.	^	(6)	Energy: Oil & Gas	11/17/2017	20	2,000	2,211	0.23
Tank Holding Corp.	^	(6)	Capital Equipment	3/26/2019	850	850	1,035	0.11
Turbo Buyer, Inc.	^	(6)	Automotive	12/2/2019	1,925	1,925	1,925	0.20
Tweddle Holdings, Inc.	^*	(6)	Media: Advertising, Printing & Publishing	9/17/2018	17	—	—	—
USLS Acquisition, Inc.	^	(6)	Business Services	11/30/2018	641	641	720	0.08
Zenith American Holding, Inc.	^	(6)	Business Services	12/13/2017	1,564	782	1,490	0.16
Zillow Topco LP	^	(6)	Software	6/25/2018	313	312	358	0.04
Equity Investments Total						$19,457	$20,872	2.19%
Total investments—non-controlled/non-affiliated						$1,960,755	$1,897,057	198.36%

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2019
(dollar amounts in thousands)

Investments—controlled/affiliated		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (1.01%)
SolAero Technologies Corp. (A1 Term Loan)	^	(2) (3) (9) (10)	Telecommunications	L + 8.00% (100% PIK)	9.91%	4/12/2019	10/12/2022	$3,166	$3,166	$3,166	0.33%
SolAero Technologies Corp. (A2 Term Loan)	^	(2) (3) (9) (10)	Telecommunications	L + 8.00% (100% PIK)	9.91%	4/12/2019	10/12/2022	8,707	8,707	8,707	0.91
SolAero Technologies Corp. (Priority Term Loan)	^	(2) (3) (10) (13)	Telecommunications	L + 6.00%	7.91%	4/12/2019	10/12/2022	9,612	9,507	9,612	1.00
First Lien Debt Total								$21,485	$21,380	$21,485	2.24%

Investments—controlled/affiliated		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
—%
SolAero Technologies Corp.	^	(6) (10)	Telecommunications	4/12/2019	3	$2,815	$826	0.09%
Equity Investments Total						$2,815	$826	0.41%

Investments—controlled/affiliated			Industry	Reference Rate & Spread(2)	Interest Rate(2)	Acquisition Date	Maturity Date	Par Amount/ LLC Interest	Cost	Fair Value(7)	% of Net Assets

Investment Fund (9.63%)
Middle Market Credit Fund, Mezzanine Loan	^	(2) (7) (8) (10)	Investment Fund	L + 9.00%	10.97%	6/30/2016	5/18/2021	$93,000	$93,000	$93,000	9.72%
Middle Market Credit Fund, LLC, Subordinated Loan and Member's Interest	^	(7) (10)	Investment Fund	N/A	0.001%	2/29/2016	3/1/2021	123,500	123,501	111,596	11.67%
Investment Fund Total								$216,500	$216,501	$204,596	21.39%
Total investments—controlled/affiliated								$237,988	$240,696	$226,907	24.04%
Total investments								$2,201,002	$2,201,451	$2,123,964	222.4%
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
** Par amount is denominated in USD ("$") unless otherwise noted, as denominated in Euro (“€”) or British Pound (“£”)

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company are domiciled in the United States. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of December 31, 2019, the Company does not “control” any of these portfolio companies.

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2019
(dollar amounts in thousands)

Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2019, the Company is not an “affiliated person” of any of these portfolio companies. Certain portfolio company investments are subject to contractual restrictions on sales.

(2)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2019. As of December 31, 2019, the reference rates for our variable rate loans were the 30-day LIBOR at 1.75%, the 90-day LIBOR at 1.91% and the 180-day LIBOR at 1.91%.

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

(6)
Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act, unless otherwise noted. As of December 31, 2019, the aggregate fair value of these securities is $21,698, or 2.60% of the Company’s net assets.

(7)
The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.

(8)	Represents a corporate mezzanine loan, which is subordinated to senior secured term loans of the portfolio company/investment fund.

(9)	Loan was on non-accrual status as of December 31, 2019.

(10)
Under the Investment Company Act, the Company is deemed to be an “affiliated person” of and “control” this investment fund because the Company owns more than 25% of the investment fund’s outstanding voting securities and/or has the power to exercise control over management or policies of such investment fund. See Note 5, Middle Market Credit Fund, LLC, for more details. Transactions related to investments in controlled affiliates for the year ended December 31, 2019, were as follows:

Investments—controlled/affiliated	Fair Value as of December 31, 2018	Additions/Purchases	Reductions/Sales/ Paydowns	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of December 31, 2019	Dividend and Interest Income
Middle Market Credit Fund, LLC, Mezzanine Loan	$112,000	$126,200	$(145,200)	$—	$—	$93,000	$12,181
Middle Market Credit Fund, LLC, Subordinated Loan and Member’s Interest	110,295	5,500	—	—	(4,199)	111,596	15,750
Total investments—controlled/affiliated	$222,295	$131,700	$(145,200)	$—	$(4,199)	$204,596	$27,931

Investments—controlled/affiliated	Fair Value as of December 31, 2018	Additions/Purchases	Reductions/Sales/ Paydowns	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of December 31, 2019	Dividend and Interest Income
SolAero Technologies Corp.	$17,968	$—	$(18,319)	$(9,091)	$9,442	$—	$—
SolAero Technologies Corp. (Priority Term Loan)	—	9,630	—	—	—	9,630	226
SolAero Technologies Corp. (A1 Term Loan)	—	3,166	—	—	—	3,166	—
SolAero Technologies Corp. (A2 Term Loan)	—	8,707	—	—	—	8,707	—
Solaero Technology Corp. (Equity)	—	2,815	—	—	(554)	2,261	—
Total investments—controlled/affiliated	$17,968	$24,318	$(18,319)	$(9,091)	$8,888	$23,764	$226

(11)
In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company is entitled to receive additional interest as a result of an agreement among lenders as follows: Barnes & Noble, Inc. (1.83%), Dimensional Dental Management, LLC (4.87%), Legacy.com Inc. (3.73%) and Surgical Information Systems, LLC (1.13%) . Pursuant to the agreement among lenders in respect of this loan, this investment represents a first lien/last out loan, which has a secondary priority behind the first lien/first out loan with respect to principal, interest and other payments.

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2019
(dollar amounts in thousands)

(12)
Under the Investment Company Act, the Company is deemed an “affiliated person” of this portfolio company because the Company owns 5% or more of the portfolio company’s outstanding voting securities. Transactions related to investments in non-controlled affiliates for the year ended December 31, 2019, were as follows:

Investments—non-controlled/affiliated	Fair Value as of December 31, 2018	Purchases/ Paid-in-kind interest	Sales/ Paydowns	Net Accretion of Discount	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of December 31, 2019	Interest Income
TwentyEighty, Inc. - Revolver	$—	$—	$—	$1	$—	$(1)	$—	$—
TwentyEighty, Inc. - (Term A Loans)	316	—	(415)	1	101	(1)	—	19
TwentyEighty, Inc. - (Term B Loans)	6,855	230	(7,102)	76	—	(59)	—	498
TwentyEighty, Inc. - (Term C Loans)	6,981	489	(7,397)	179	—	(252)	—	692
TwentyEighty Investors LLC (Equity)	4,391	—	—	—	7,990	(4,391)	—	—
Total investments—non-controlled/affiliated	$18,543	$719	$(14,914)	$257	$8,091	$(4,704)	$—	$1,209

(13)	As of December 31, 2019, the Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
First and Second Lien Debt—unfunded delayed draw and revolving term loans commitments
Aero Operating, LLC (Dejana Industries, Inc.)	Revolver	1.00%	$159	$(3)
Airnov, Inc.	Revolver	0.50	1,250	(19)
American Physician Partners, LLC	Revolver	0.50	1,500	(5)
AMS Group HoldCo, LLC	Revolver	0.50	2,315	(25)
Analogic Corporation	Revolver	0.50	3,029	—
Apptio, Inc.	Revolver	0.50	2,367	(19)
BMS Holdings III Corp.	Delayed Draw	1.00	3,333	(10)
Captive Resources Midco, LLC	Revolver	0.50	2,143	(9)
Chartis Group, LLC	Revolver	0.50	2,401	(20)
Chartis Group, LLC	Delayed Draw	0.50	6,402	(52)
Chemical Computing Group ULC (Canada)	Revolver	0.50	903	(8)
Comar Holding Company, LLC	Delayed Draw	1.00	5,136	(103)
Comar Holding Company, LLC	Revolver	0.50	1,168	(23)
Cority Software, Inc. (Canada)	Revolver	0.50	3,000	(60)
DermaRite Industries, LLC	Revolver	0.50	807	(33)
Dimensional Dental Management, LLC	Revolver	0.50	48	—
Ethos Veterinary Health, LLC	Delayed Draw	1.00	2,696	(12)
Evolve IP	Revolver	0.50	2,941	—
Evolve IP	Delayed Draw	1.00	3,922	—
FWR Holding Corporation	Delayed Draw	1.00	87	—
FWR Holding Corporation	Revolver	0.50	667	(3)
GRO Sub Holdco, LLC (Grand Rapids)	Revolver	0.50	$1,071	$(54)

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2019
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
iCIMS, Inc.	Revolver	0.50%	$1,252	—
Innovative Business Services, LLC	Revolver	0.50	2,232	(32)
K2 Insurance Services, LLC	Revolver	0.50	2,290	3
K2 Insurance Services, LLC	Delayed Draw	1.00	5,344	6
Kaseya Inc.	Revolver	0.50	661	1
Kaseya Inc.	Delayed Draw	0.50	1,918	4
Lifelong Learner Holdings, LLC	Revolver	0.50	1,901	(19)
Lifelong Learner Holdings, LLC	Delayed Draw	—	2,878	(29)
Liqui-Box Holdings, Inc.	Revolver	0.50	2,630	(37)
Mailgun Technologies, Inc.	Revolver	0.50	1,342	(20)
National Car Wash Solutions, LP	Revolver	0.50	310	(2)
National Car Wash Solutions, LP	Delayed Draw	1.00	1,111	(8)
National Technical Systems, Inc.	Revolver	0.50	2,500	(2)
NMI AcquisitionCo, Inc.	Revolver	0.50	1,280	(4)
Northland Telecommunications Corporation	Revolver	0.50	2,960	(4)
Pathway Vet Alliance, LLC	Delayed Draw	1.00	7,950	12
PF Growth Partners, LLC	Delayed Draw	1.00	1,028	(3)
PPC Flexible Packaging, LLC	Revolver	0.50	1,957	(16)
PricewaterhouseCoopers Public Sector LLP	Revolver	0.50	6,250	(46)
QW Holding Corporation (Quala)	Delayed Draw	1.00	809	(5)
RSC Acquisition, Inc.	Revolver	0.50	608	(4)
RSC Acquisition, Inc.	Delayed Draw	1.00	7,757	(57)
Sapphire Convention, Inc. (Smart City	Revolver	0.50	4,528	(34)
Smile Doctors, LLC	Revolver	0.50	707	(7)
Smile Doctors, LLC	Delayed Draw	1.00	1,477	(14)
SolAero Technologies Corp. (Priority Term Loan)	Revolver	1.00	542	—
SPay, Inc.	Revolver	0.50	682	(58)
Superior Health Linens, LLC	Revolver	0.50	693	(58)
T2 Systems, Inc.	Revolver	0.50	2,053	—
Tank Holding Corp.	Revolver	0.50	47	—
TSB Purchaser, Inc. (Teaching Strategies, LLC)	Revolver	0.50	1,342	(9)
The Leaders Romans Bidco Limited (United Kingdom)	Delayed Draw	1.69	£3,533	(94)
Trump Card, LLC	Revolver	0.50	369	(2)
Turbo Buyer, Inc.	Revolver	0.50	2,151	(28)
Turbo Buyer, Inc.	Delayed Draw	1.00	4,904	(64)
USLS Acquisition, Inc.	Revolver	0.50	946	(19)
VRC Companies, LLC	Delayed Draw	0.75	210	—
VRC Companies, LLC	Revolver	0.50	1,119	(1)
Westfall Technik, Inc.	Revolver	0.50%	431	$(11)

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2019
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
Westfall Technik, Inc.	Delayed Draw	1.00	$12,190	(304)
Zemax Software Holdings, LLC	Revolver	0.50	1,284	(7)
Zenith American Holding, Inc.	Delayed Draw	1.00	3,189	(18)
Zenith American Holding, Inc.	Revolver	0.50	3,180	(17)
Total unfunded commitments			$149,890	$(1,465)

As of December 31, 2019, investments at fair value consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt (excluding First Lien/Last Out)	$1,649,721	$1,585,042	74.63%
First Lien/Last Out Unitranche	78,951	78,096	3.68
Second Lien Debt	234,006	234,532	11.04
Equity Investments	22,272	21,698	1.02
Investment Fund	216,501	204,596	9.63
Total	$2,201,451	$2,123,964	100.00%

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2019
(dollar amounts in thousands)

The rate type of debt investments at fair value as of December 31, 2019 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value of First and Second Lien Debt
Floating Rate	$1,957,730	$1,892,639	99.73%
Fixed Rate	4,948	5,031	0.27
Total	$1,962,678	$1,897,670	100.00%

The industry composition of investments at fair value as of December 31, 2019 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$109,755	$109,758	5.17%
Automotive	39,177	39,665	1.87
Banking, Finance, Insurance & Real Estate	112,248	115,119	5.42
Beverage, Food & Tobacco	80,597	81,222	3.82
Business Services	167,435	167,497	7.89
Capital Equipment	44,362	45,027	2.12
Chemicals, Plastics & Rubber	27,432	26,962	1.27
Construction & Building	13,713	14,032	0.66
Consumer Services	41,089	38,347	1.81
Containers, Packaging & Glass	67,821	68,207	3.21
Durable Consumer Goods	11,165	11,584	0.55
Energy: Electricity	33,543	30,930	1.46
Energy: Oil & Gas	11,762	11,974	0.56
Environmental Industries	42,802	43,106	2.03
Healthcare & Pharmaceuticals	248,615	192,719	9.07
High Tech Industries	215,856	215,274	10.13
Hotel, Gaming & Leisure	96,815	95,073	4.48
Investment Fund	216,501	204,596	9.63
Media: Broadcast & Subscription	45,916	46,529	2.19
Media: Advertising, Printing & Publishing	36,895	37,406	1.76
Non-durable Consumer Goods	1,500	1,999	0.09
Retail	43,081	43,020	2.03
Software	224,807	226,045	10.63
Sovereign & Public Finance	38,297	37,381	1.76
Telecommunications	119,014	116,115	5.47
Transportation: Cargo	42,204	42,220	1.99
Transportation: Consumer	35,715	36,276	1.71
Wholesale	33,334	25,881	1.22
Total	$2,201,451	$2,123,964	100.00%

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2019
(dollar amounts in thousands)

The geographical composition of investments at fair value as of December 31, 2019 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Canada	$41,002	$40,939	1.93%
Cyprus	4,746	4,836	0.23
Jamaica	202	195	0.01
Luxembourg	36,563	36,563	1.72
United Kingdom	24,865	26,531	1.25
United States	2,094,073	2,014,900	94.86
Total	$2,201,451	$2,123,964	100.00%

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

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2018
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value(5)	% of Net Assets
Second Lien Debt (9.07%)
Access CIG, LLC	^	(2)	Business Services	L + 7.75%	10.46%	2/14/2018	2/27/2026	$2,701	$2,678	$2,650	0.25%
AmeriLife Group, LLC	^*	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 8.75%	11.27%	7/9/2015	1/10/2023	22,000	21,712	21,910	2.06
AQA Acquisition Holding, Inc.	^	(2) (3)	High Tech Industries	L + 8.00%	10.40%	10/1/2018	5/24/2024	40,000	39,623	39,336	3.69
Argon Medical Devices Holdings, Inc.	^*	(2) (3)	Healthcare & Pharmaceuticals	L + 8.00%	10.52%	11/2/2017	1/23/2026	7,500	7,468	7,446	0.70
Brave Parent Holdings, Inc.	^*	(2) (3)	Software	L + 7.50%	10.02%	10/3/2018	4/19/2026	19,062	18,616	18,301	1.72
Drew Marine Group Inc.	^+*	(2) (3)	Chemicals, Plastics & Rubber	L + 7.00%	9.52%	11/19/2013	5/19/2021	12,500	12,487	12,396	1.16
Outcomes Group Holdings, Inc.	^*	(2)	Business Services	L + 7.50%	10.28%	10/23/2018	10/26/2026	4,500	4,500	4,447	0.42
Pharmalogic Holdings Corp.	^	(2) (3) (14)	Healthcare & Pharmaceuticals	L + 8.00%	10.52%	6/7/2018	12/11/2023	563	560	563	0.05
Project Accelerate Parent, LLC	^*	(2) (3)	Software	L + 8.50%	10.89%	1/2/2018	1/2/2026	22,500	21,986	22,109	2.08
Prowler Acquisition Corp. (Pipeline Supply and Service, LLC)	^	(2) (3)	Wholesale	L + 8.50%	11.30%	1/24/2014	7/28/2020	3,000	2,972	2,939	0.28
Reladyne, Inc.	^+*	(2) (3)	Wholesale	L + 9.50%	12.30%	4/19/2018	1/21/2023	10,000	9,830	9,915	0.93
Santa Cruz Holdco, Inc.	^	(2) (3)	Non-durable Consumer Goods	L + 8.25%	10.69%	12/15/2017	12/13/2024	17,138	16,984	16,903	1.59
Ultimate Baked Goods MIDCO, LLC (Rise Baking)	^	(2) (3)	Beverage, Food & Tobacco	L + 8.00%	10.52%	8/9/2018	8/9/2026	8,333	8,176	8,108	0.76
Watchfire Enterprises, Inc.	^	(2) (3)	Media: Advertising, Printing & Publishing	L + 8.00%	10.80%	10/2/2013	10/2/2021	7,000	6,950	6,996	0.66
Zywave, Inc.	^	(2) (3)	High Tech Industries	L + 9.00%	11.65%	11/18/2016	11/17/2023	4,950	4,892	4,939	0.46
Second Lien Debt Total								$181,747	$179,434	$178,958	16.81%

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	Percentage of Net Assets
Equity Investments (1.03%)
ANLG Holdings, LLC	^	(7)	Healthcare & Pharmaceuticals	43,273	879,689	$880	$880	0.08%
Avenu Holdings, LLC	^	(7)	Sovereign & Public Finance	43,371	172,413	172	172	0.02
CIP Revolution Holdings, LLC	^	(7)	Media: Advertising, Printing & Publishing	42,601	31,825	318	262	0.03
Dade Paper & Bag, LLC	^	(7)	Forest Products & Paper	42,895	1,500,000	1,500	1,639	0.15
DecoPac, Inc.	^	(7)	Non-durable Consumer Goods	43,007	1,500,000	1,500	1,434	0.13
Derm Growth Partners III, LLC (Dermatology Associates)	^	(7)	Healthcare & Pharmaceuticals	42,521	1,000,000	1,000	1,415	0.13
GRO Sub Holdco, LLC (Grand Rapids)	^	(7)	Healthcare & Pharmaceuticals	43,188	500,000	500	219	0.02
Legacy.com, Inc.	^	(7)	High Tech Industries	42,814	1,500,000	1,500	1,227	0.12
North Haven Goldfinch Topco, LLC	^	(7)	Containers, Packaging & Glass	43,269	2,314,815	2,315	2,103	0.20
Power Stop Intermediate Holdings, LLC	^	(7)	Automotive	42,153	7,150	—	34	—
Rough Country, LLC	^	(7)	Durable Consumer Goods	42,880	754,775	755	988	0.09

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2018
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (1.03%) (continued)
SiteLock Group Holdings, LLC	^	(7)	High Tech Industries	43,195	446,429	$446	$446	0.04%
T2 Systems Parent Corporation	^	(7)	Transportation: Consumer	42,641	555,556	555	483	0.05
Tailwind HMT Holdings Corp.	^	(7)	Energy: Oil & Gas	43,056	20,000	2,000	2,373	0.22
THG Acquisition, LLC (The Hilb Group, LLC)	^	(7)	Banking, Finance, Insurance & Real Estate	42,179	1,500,000	1,500	3,100	0.29
Tweddle Holdings, Inc.	^	(7)	Media: Advertising, Printing & Publishing	43,360	17,208	—	—	—
USLS Acquisition, Inc.	^	(7)	Business Services	43,434	640,569	640	641	0.06
Zenith American Holding, Inc.	^	(7)	Business Services	43,082	1,561,644	1,562	2,513	0.24
Zillow Topco LP	^	(7)	Software	43,276	312,500	313	313	0.03
Equity Investments Total						$17,456	$20,242	1.90%
Total investments—non-controlled/non-affiliated						$1,799,751	$1,731,319	162.59%

Investments—non-controlled/affiliated		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (0.72%)
TwentyEighty, Inc. - Revolver	^	(2) (3) (13) (14)	Business Services	L + 8.00%	10.90%	1/31/2017	3/21/2020	$—	$(3)	$—	—%
TwentyEighty, Inc. - (Term A Loans)	^	(2) (3) (13)	Business Services	L + 8.00%	11.06%	1/31/2017	3/21/2020	316	315	316	0.03
TwentyEighty, Inc. - (Term B Loans)	^	(13)	Business Services	N/A	8.00% (4.00% cash, 4.00% PIK)	1/31/2017	3/21/2020	6,995	6,853	6,855	0.72
TwentyEighty, Inc. - (Term C Loans)	^	(13)	Business Services	N/A	9.00% (0.25% cash, 8.75% PIK)	1/31/2017	3/21/2020	7,123	6,674	6,981	0.73
First Lien Debt Total								$14,434	$13,839	$14,152	1.48%

Investments—non-controlled/affiliated		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (0.22%)
TwentyEighty Investors LLC	^	(7) (13)	Business Services	1/31/2017	69,786	$—	$4,391	0.46%
Equity Investments Total						$—	$4,391	0.41%
Total investments—non-controlled/affiliated						$13,839	$18,543	1.89%

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2018
(dollar amounts in thousands)

Investments—controlled/affiliated			Industry	Reference Rate & Spread(2)	Interest Rate(2)	Acquisition Date	Maturity Date	Par Amount/ LLC Interest	Cost	Fair Value(7)	% of Net Assets

Investment Fund (11.34%)
Middle Market Credit Fund, LLC, Mezzanine Loan	^	(2) (8) (9) (11)	Investment Fund	L+9.00%	11.47%	6/30/2016	3/22/2019	$112,000	$112,000	$112,000	11.71%
Middle Market Credit Fund, LLC, Subordinated Loan and Member’s Interest	^	(8) (11)	Investment Fund	N/A	0.001%	2/29/2016	3/1/2021	118,001	118,001	110,295	11.53%
Investment Fund Total								$230,001	$230,001	$222,295	23.24%
Total investments—controlled/affiliated								$230,001	$230,001	$222,295	23.24%
Total investments								$2,073,835	$2,043,591	$1,972,157	187.72%

^ Denotes that all or a portion of the assets are owned by TCG BDC, Inc. (together with its consolidated subsidiaries, “we,” “us,” “our,” “TCG BDC” or the “Company”). The Company has entered into a senior secured revolving credit facility (as amended, the “Credit Facility” and, together with the SPV Credit Facility, the “Facilities”). The lenders of the Credit Facility have a first lien security interest in substantially all of the portfolio investments held by the Company (see Note 6, Borrowings, to these consolidated financial statements). Accordingly, such assets are not available to creditors of the SPV or the 2015-1 Issuer.
+ Denotes that all or a portion of the assets are owned by the Company’s wholly owned subsidiary, TCG BDC SPV LLC (the “SPV”). The SPV has entered into a senior secured revolving credit facility (as amended, the “SPV Credit Facility”). The lenders of the SPV Credit Facility have a first lien security interest in substantially all of the assets of the SPV (see Note 6, Borrowings, to these consolidated financial statements). Accordingly, such assets are not available to creditors of the Company or Carlyle Direct Lending CLO 2015-1R LLC (formerly known as Carlyle GMS Finance MM CLO 2015-1 LLC) (the “2015-1 Issuer”).
* Denotes that all or a portion of the assets are owned by the 2015-1 Issuer and secure the notes issued in connection with a term debt securitization completed by the Company on June 26, 2015 (see Note 7, Notes Payable, to these consolidated financial statements). Accordingly, such assets are not available to the creditors of the SPV or the Company.

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

(5)
Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (see Note 2, Significant Accounting Policies, and Note 3, Fair Value Measurements, to these consolidated financial statements), pursuant to the Company’s valuation policy. The fair value of all first lien and second lien debt investments, equity investments and the investment fund mezzanine loan was determined using significant unobservable inputs.

(6)
Amortized cost represents original cost, including origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion/amortization of discounts/premiums, as applicable, on debt investments using the effective interest method.

(7)
Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act, unless otherwise noted. As of December 31, 2018, the aggregate fair value of these securities is $24,633, or 2.58% of the Company’s net assets.

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

(11)
Under the Investment Company Act, the Company is deemed to be an “affiliated person” of and “control” this investment fund because the Company owns more than 25% of the investment fund’s outstanding voting securities and/or has the power to exercise control over management or policies of such investment fund. See Note 5, Middle Market Credit Fund, LLC, to these consolidated financial statements for more details. Transactions related to investments in controlled affiliates for the year ended December 31, 2018 were as follows:

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2018
(dollar amounts in thousands)

Investments—controlled/affiliated	Fair Value as of December 31, 2017	Additions/ Purchases	Reductions/ Sales/ Paydowns	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of December 31, 2018	Dividend and Interest Income
Middle Market Credit Fund, LLC, Mezzanine Loan	$85,750	$120,150	$(93,900)	$—	$—	$112,000	$12,481
Middle Market Credit Fund, LLC, Subordinated Loan and Member’s Interest	86,766	31,500	—	—	(6,083)	110,295	15,750
Total investments—controlled/affiliated	$172,516	$151,650	$(93,900)	$—	$(6,083)	$222,295	$28,231

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

(13)
Under the Investment Company Act, the Company is deemed an “affiliated person” of this portfolio company because the Company owns 5% or more of the portfolio company’s outstanding voting securities. Transactions related to investments in non-controlled affiliates for the year ended December 31, 2018 were as follows:

Investments—non-controlled/affiliated	Fair Value as of December 31, 2017	Purchases/ Paid-in-kind interest	Sales/ Paydowns	Net Accretion of Discount	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair value as of December 31, 2018	Interest Income
TwentyEighty, Inc. - Revolver	$(20)	$—	$—	$3	$—	$17	$—	$3
TwentyEighty, Inc. - (Term A Loans)	3,760	—	(3,574)	18	—	112	316	264
TwentyEighty, Inc. - (Term B Loans)	6,360	240	—	119	—	136	6,855	654
TwentyEighty, Inc. - (Term C Loans)	5,331	602	—	158	—	890	6,981	759
TwentyEighty Investors LLC (Equity)	—	—	—	—	—	4,391	4,391	—
Total investments—non-controlled/affiliated	$15,431	$842	$(3,574)	$298	$—	$5,546	$18,543	$1,680

(14)	As of December 31, 2018, the Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value

First and Second Lien Debt—unfunded delayed draw and revolving term loans commitments
Advanced Instruments, LLC	Revolver	0.50%	$1,167	$(9)
Aero Operating LLC (Dejana Industries, Inc.)	Revolver	1.00	202	(2)
AMS Group HoldCo, LLC	Delayed Draw	1.00	4,009	(95)
AMS Group HoldCo, LLC	Revolver	0.50	810	(19)
Analogic Corporation	Revolver	0.50	3,365	(73)
Captive Resources Midco, LLC	Delayed Draw	1.25	3,572	(31)
Captive Resources Midco, LLC	Revolver	0.50	2,143	(18)
Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2018
(dollar amounts in thousands)

Chemical Computing Group ULC	Revolver	0.50%	$903	$(10)
CIP Revolution Holdings, LLC	Revolver	0.50	532	(6)
CircusTrix Holdings, LLC	Delayed Draw	1.00	1,115	(26)
Comar Holding Company, LLC	Delayed Draw	1.00	5,136	(87)
Comar Holding Company, LLC	Revolver	0.50	2,129	(36)
Continuum Managed Services HoldCo, LLC	Revolver	0.50	2,500	(43)
Datto, Inc.	Revolver	0.50	726	(7)
DermaRite Industries LLC	Revolver	0.50	1,324	(52)
Derm Growth Partners III, LLC (Dermatology Associates)	Revolver	0.50	968	(12)
Direct Travel, Inc.	Delayed Draw	1.00	1,872	(16)
FWR Holding Corporation	Revolver	0.50	2,778	(20)
Frontline Technologies Holdings, LLC	Delayed Draw	1.00	7,705	(59)
GRO Sub Holdco, LLC (Grand Rapids)	Delayed Draw	1.00	7,000	(85)
GRO Sub Holdco, LLC (Grand Rapids)	Revolver	0.50	1,071	(13)
iCIMS, Inc.	Revolver	0.50	1,252	(43)
Innovative Business Services, LLC	Delayed Draw	1.00	3,886	(62)
Innovative Business Services, LLC	Revolver	0.50	2,232	(36)
National Carwash Solutions, Inc.	Delayed Draw	1.00	3,817	(57)
National Carwash Solutions, Inc.	Revolver	0.50	632	(9)
National Technical Systems, Inc.	Revolver	0.50	2,500	(6)
NMI AcquisitionCo, Inc.	Revolver	0.50	435	(16)
North American Dental Management, LLC	Delayed Draw	1.00	3,002	(52)
Northland Telecommunications Corporation	Revolver	0.50	1,702	(24)
Pharmalogic Holdings Corp.	Delayed Draw	1.00	237	—
PPC Flexible Packaging, LLC	Revolver	0.50	1,737	(16)
Prime Risk Partners, Inc.	Delayed Draw	0.50	457	(10)
Prime Risk Partners, Inc.	Delayed Draw	0.50	5,694	(175)
Product Quest Manufacturing, LLC	Revolver	0.50	1,906	—
PricewaterhouseCoopers Public Sector LLP	Revolver	0.50	6,250	(160)
SPay, Inc.	Delayed Draw	1.00	10,227	(197)
SPay, Inc.	Revolver	0.50	546	(19)
Sapphire Convention, Inc.	Revolver	0.50	4,528	(81)
Smile Doctors, LLC	Delayed Draw	1.00	6,394	(97)
Smile Doctors, LLC	Revolver	0.50	51	(1)
Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value

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
As of December 31, 2019
(dollar amounts in thousands, except per share data)

1. ORGANIZATION
TCG BDC, Inc. (together with its consolidated subsidiaries, “we,” “us,” “our,” “TCG BDC” or the “Company”) is a Maryland corporation formed on February 8, 2012, and structured as an externally managed, non-diversified closed-end investment company. The Company is managed by its investment adviser, Carlyle Global Credit Investment Management L.L.C. (“CGCIM” or “Investment Adviser”), a wholly owned subsidiary of The Carlyle Group Inc. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). In addition, the Company has elected to be treated, and intends to continue to comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (together with the rules and regulations promulgated thereunder, the “Code”).
The Company’s investment objective is to generate current income and capital appreciation primarily through debt investments in U.S. middle market companies. The Company's core investment strategy focuses on lending to U.S. middle market companies, which the Company defines as companies with approximately $25 million to $100 million of earnings before interest, taxes, depreciation and amortization (“EBITDA”), which the Company believes is a useful proxy for cash flow. The Company complements this core strategy with additive, diversifying assets including, but not limited to, specialty lending investments. The Company seeks to achieve its investment objective primarily through direct origination of secured debt instruments, including first lien senior secured loans (which may include stand-alone first lien loans, first lien/last out loans and “unitranche” loans) and second lien senior secured loans (collectively, “Middle Market Senior Loans”), with the balance of its assets invested in higher yielding investments (which may include unsecured debt, mezzanine debt and investments in equities). The Middle Market Senior Loans are generally made to private U.S. middle market companies that are, in many cases, controlled by private equity firms. Depending on market conditions, the Company expects that between 70% and 80% of the value of its assets will be invested in Middle Market Senior Loans. The Company expects that the composition of its portfolio will change over time given the Investment Adviser’s view on, among other things, the economic and credit environment (including with respect to interest rates) in which the Company is operating.
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
The Company is externally managed by the Investment Adviser, an investment adviser registered under the Investment Advisers Act of 1940, as amended. Carlyle Global Credit Administration L.L.C. (“CGCA” or the “Administrator”) provides the administrative services necessary for the Company to operate. Both the Investment Adviser and the Administrator are wholly owned subsidiaries of Carlyle Investment Management L.L.C., a subsidiary of The Carlyle Group Inc. “Carlyle” refers to The Carlyle Group Inc. and its affiliates and its consolidated subsidiaries (other than portfolio companies of its affiliated funds), a global alternative asset manager publicly traded on the Nasdaq Global Select Market under the symbol “CG”. Refer to the sec.gov website for further information on Carlyle.

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
On June 26, 2015, the Company completed a $400,000 term debt securitization (the “2015-1 Debt Securitization”). The notes offered in the 2015-1 Debt Securitization (the “2015-1 Notes”) were issued by Carlyle Direct Lending CLO 2015-1R LLC (formerly known as Carlyle GMS Finance MM CLO 2015-1 LLC) (the “2015-1 Issuer”), a wholly owned and consolidated subsidiary of the Company. On August 30, 2018, the 2015-1 Issuer refinanced the 2015-1 Debt Securitization (the “2015-1 Debt Securitization Refinancing”) by redeeming in full the 2015-1 Notes and issuing new notes (the “2015-1R Notes”). The 2015-1R Notes are secured by a diversified portfolio of the 2015-1 Issuer consisting primarily of first and second lien senior secured loans. Refer to Note 7 to these consolidated financial statements for details. The 2015-1 Issuer is consolidated in these consolidated financial statements commencing from the date of its formation, May 8, 2015.
On February 29, 2016, the Company and Credit Partners USA LLC (“Credit Partners”) entered into an amended and restated limited liability company agreement, which was subsequently amended on June 24, 2016 (as amended, the “Limited Liability Company Agreement”) to co-manage Middle Market Credit Fund, LLC (“Credit Fund”). Credit Fund primarily invests in first lien loans of middle market companies. Credit Fund is managed by a six-member board of managers, on which the Company and Credit Partners each have equal representation. The Company and Credit Partners each have 50% economic ownership of Credit Fund and have commitments to fund, from time to time, capital of up to $400,000 each. Refer to Note 5, Middle Market Credit Fund, LLC, to these consolidated financial statements for details.
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

The annual financial statements have been prepared in accordance with U.S. GAAP for annual financial information and pursuant to the requirements for reporting on Form 10-K and Article 6 of Regulation S-X. In the opinion of management, all adjustments considered necessary for the fair presentation of consolidated financial statements for the years presented have been included.

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
Investments
Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment using the specific identification method without regard to unrealized appreciation or depreciation previously recognized, and includes investments charged off during the period, net of recoveries. Net change in unrealized appreciation or depreciation on investments as presented in the accompanying Consolidated Statements of Operations reflects the net change in the fair value of investments, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized. See Note 3 to these consolidated financial statements for further information about fair value measurements.
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
The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Consolidated Statements of Operations. As of December 31, 2019 and 2018, the fair value of the loans in the portfolio with PIK provisions was $164,902 and $15,451, respectively. For the years ended December 31, 2019, 2018 and 2017, the Company earned $6,596, $3,239, and $1,057 in PIK income included in interest income in the accompanying Consolidated Statements of Operations.
Dividend Income
Dividend income from the investment fund is recorded on the record date for the investment fund to the extent that such amounts are payable by the investment fund and are expected to be collected.
Other Income
Other income may include income such as consent, waiver, amendment, unused, underwriting and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive fees for guaranteeing the outstanding debt of a portfolio company. Such fees are amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in other assets in the accompanying

Consolidated Statements of Assets and Liabilities. For the years ended December 31, 2019, 2018 and 2017, the Company earned $7,329, $9,134 and $10,526, respectively, in other income, primarily from syndication and prepayment fees.
Non-Accrual Income
Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid current and, in management’s judgment, are likely to remain current. Management may not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2019 and 2018, the fair value of the loans in the portfolio on non-accrual status was $52,429 and $14,327, respectively. The remaining first and second lien debt investments were performing and current on their interest payments as of December 31, 2019 and 2018.
The Facilities, Senior Notes, 2015-1R Notes and 2015-1 Notes – Related Costs, Expenses and Deferred Financing Costs
Interest expense and unused commitment fees on the Facilities are recorded on an accrual basis. Unused commitment fees are included in credit facility fees in the accompanying Consolidated Statements of Operations.
The Facilities and the Senior Notes are recorded at carrying value, which approximates fair value.
Deferred financing costs include capitalized expenses related to the closing or amendments of the Facilities. Amortization of deferred financing costs for each credit facility is computed on the straight-line basis over the respective term of each credit facility. The unamortized balance of such costs is included in deferred financing costs in the accompanying Consolidated Statements of Assets and Liabilities. The amortization of such costs is included in credit facility fees in the accompanying Consolidated Statements of Operations.
Debt issuance costs include capitalized expenses including structuring and arrangement fees related to the offering of the 2015-1R Notes, 2015-1 Notes and Senior Notes. Amortization of debt issuance costs for the notes is computed on the effective yield method over the term of the notes, except for a portion that was accelerated in connection with the 2015-1 Debt Securitization Refinancing as described in Note 7 to these consolidated financial statements. The unamortized balance of such costs is presented as a direct deduction to the carrying amount of the notes in the accompanying Consolidated Statements of Assets and Liabilities. The amortization of such costs is included in interest expense in the accompanying Consolidated Statements of Operations.
The notes are recorded at carrying value, which approximates fair value.
Offering Costs
Offering costs consist primarily of fees and expenses incurred in connection with the offering of shares, including legal, underwriting, printing and other costs, as well as costs associated with the preparation and filing of applicable registration statements. Offering costs are charged against equity when incurred. During the year ended December 31, 2017, $3,088 of offering costs were incurred, 50% of which were paid by the Investment Adviser.
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
The minimum distribution requirements applicable to RICs require the Company to distribute to its stockholders at least 90% of its investment company taxable income (“ICTI”), as defined by the Code, each year, although depending on the level of ICTI earned in a tax year, the Company may choose to carry forward ICTI in excess of the current year 90% distribution requirement into the next tax year. Any such carryover ICTI must be distributed before the end of that next tax year through a dividend declared prior to filing the final tax return related to the year which generated such ICTI.

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
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely than not” to be sustained by the applicable tax authority. The SPV and the 2015-1 Issuer are disregarded entities for tax purposes and are consolidated with the tax return of the Company. All penalties and interest associated with income taxes, if any, are included in income tax expense. For the years ended December 31, 2019, 2018 and 2017, the Company incurred $404, $230 and $264, respectively, in excise tax expense.

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
Functional Currency
The functional currency of the Company is the U.S. Dollar. Investments are generally made in the local currency of the country in which the investment is domiciled and are translated into U.S. Dollars with foreign currency translation gains or losses recorded within net change in unrealized appreciation (depreciation) on investments in the accompanying consolidated statements of operations. Foreign currency translation gains and losses on non-investment assets and liabilities are separately reflected in the accompanying consolidated statements of operations.
Recent Accounting Standards Updates

In August 2018, the Securities and Exchange Commission (the "SEC") adopted amendments to certain disclosure requirements intended to eliminate redundant, duplicative, overlapping, outdated, or superseded disclosures, in light of other SEC disclosure requirements, U.S. GAAP requirements, or changes in the information environment in its Disclosure Update and Simplification release (the “DUS Release”). The Company adopted the DUS Release on November 5, 2018, which did not have a material impact on the Company’s consolidated financial statements.

In September 2018, related to the DUS Release, the FASB issued Compliance and Disclosure Interpretation 105.09 guidance (“CDI 105.09”) on compliance with the new requirement to present changes in shareholders’ equity in interim financial statements within Form 10-Q filings. The DUS Release requires disclosure of changes in shareholders’ equity within a registrant’s Form 10-Q filing on a quarter-to-date and year-to-date basis for both the current year and prior year comparative periods. CDI 105.09 notes that the SEC would not object if a registrant first discloses the changes in shareholders’ equity in its Form 10-Q for the quarter that begins after November 5, 2018. The Company adopted the new requirement to present changes in shareholders’ equity in interim financial statements within Form 10-Q filings starting with the quarter that began on January 1, 2019. The adoption of the new requirement did not have a material impact on the Company’s consolidated financial statements.
On June 16, 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU is intended to introduce new guidance for the accounting for credit losses on instruments within scope based on an estimate of current expected credit losses. The guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company does not expect the adoption of ASU 2016-13 to have a material impact on its financial statements.
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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of December 31, 2019, 2018 and 2017.
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
Transfers between levels, if any, are recognized at the beginning of the year in which the transfers occur. For the year ended December 31, 2019, there were no transfers between levels. For the year ended December 31, 2018, the investment in the subordinated loan and member’s interest of the investment fund transferred from investments measured at net asset value to Level 3 as a result of the change in valuation approach under practical expedient to discounted cash flow analysis.

The following tables summarize the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of December 31, 2019 and 2018:

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$1,663,138	$1,663,138
Second Lien Debt	—	—	234,532	234,532
Equity Investments	—	—	21,698	21,698
Investment Fund
Mezzanine Loan	—	—	93,000	93,000
Subordinated Loan and Member's Interest	—	—	111,596	111,596
Total	$—	$—	$2,123,964	$2,123,964

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$1,546,271	$1,546,271
Second Lien Debt	—	—	178,958	178,958
Equity Investments	—	—	24,633	24,633
Investment Fund
Mezzanine Loan	—	—	112,000	112,000
Subordinated Loan and Member's Interest	—	—	110,295	110,295
Total	$—	$—	$1,972,157	$1,972,157

The changes in the Company’s investments at fair value for which the Company has used Level 3 inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level 3 investments still held are as follows:

	Financial Assets
	For the year ended December 31, 2019
	First Lien Debt	Second Lien Debt	Equity Investments	Investment Fund - Mezzanine Loan	Investment Fund - Subordinated Loan and Member's Interest	Total
Balance, beginning of year	$1,546,271	$178,958	$24,633	$112,000	$110,295	$1,972,157
Purchases	718,358	141,814	8,595	126,200	5,500	1,000,467
Sales	(79,741)	—	(18,036)	—	—	(97,777)
Paydowns	(485,514)	(88,695)	—	(145,200)	—	(719,409)
Accretion of discount	11,503	1,452	—	—	—	12,955
Net realized gains (losses)	(52,633)	—	14,257	—	—	(38,376)
Net change in unrealized appreciation (depreciation)	4,894	1,003	(7,751)	—	(4,199)	(6,053)
Balance, end of year	$1,663,138	$234,532	$21,698	$93,000	$111,596	$2,123,964
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held at the reporting date included in net change in unrealized appreciation (depreciation) on investments on the Consolidated Statements of Operations	$(45,731)	$1,096	$(1,587)	—	$(4,199)	$(50,421)

	Financial Assets
	For the year ended December 31, 2018
	First Lien Debt	Second Lien Debt	Equity Investments	Investment Fund - Mezzanine Loan	Investment Fund - Subordinated Loan	Total
Balance, beginning of year	$1,531,276	$246,233	$17,506	85,750	—	$1,880,765
Purchases	660,409	132,913	5,283	120,150	31,500	950,255
Transfers in	—	—	—	—	86,766	86,766
Sales	(103,841)	(3,960)	(4,903)	—	—	(112,704)
Paydowns	(486,947)	(195,571)	—	(93,900)	—	(776,418)
Accretion of discount	9,651	3,163	—	—	—	12,814
Net realized gains (losses)	(4,903)	2	3,533	—	—	(1,368)
Net change in unrealized appreciation (depreciation)	(59,374)	(3,822)	3,214	—	(7,971)	(67,953)
Balance, end of year	$1,546,271	$178,958	$24,633	112,000	110,295	$1,972,157
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held at the reporting date included in net change in unrealized appreciation (depreciation) on investments on the Consolidated Statements of Operations	$(56,061)	$(516)	$3,763	—	(7,971)	$(60,785)

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
The following tables summarize the quantitative information related to the significant unobservable inputs for Level 3 instruments which are carried at fair value as of December 31, 2019 and 2018:

	Fair Value as of	Valuation Techniques	Significant Unobservable Inputs	Range		Weighted Average
	of December 31, 2019				Low	High
Investments in First Lien Debt	$1,332,584	Discounted Cash Flow	Discount Rate	3.64%	24.45%	8.13%
	318,681	Consensus Pricing	Indicative Quotes	77.94	100.00	96.96
	11,873	Income Approach	Discount Rate	12.22%	19.32%	13.16%
		Market Approach	Comparable Multiple	7.89x	8.38x	8.49x
Total First Lien Debt	1,663,138
Investments in Second Lien Debt	188,736	Discounted Cash Flow	Discount Rate	7.40%	10.66%	8.85%
	45,796	Consensus Pricing	Indicative Quotes	97.50	98.31	98.19
Total Second Lien Debt	234,532
Investments in Equity	21,698	Income Approach	Discount Rate	7.76%	15.31%	8.84%
		Market Approach	Comparable Multiple	6.37x	16.65x	9.24x
Total Equity Investments	21,698
Investments in Investment Fund
Mezzanine Loan	93,000	Collateral Analysis	Recovery Rate	100.00%	100.00%	100.00%
Subordinated Loan and Member's Interest	111,596	Discounted Cash Flow	Discount Rate	10.00%	10.00%	10.00%
		Discounted Cash Flow	Default Rate	2.00%	2.00%	2.00%
		Discounted Cash Flow	Recovery Rate	75.00%	75.00%	75.00%
Total Investments in Investment Fund	204,596
Total Level 3 Investments	$2,123,964

	Fair Value as of	Valuation Techniques	Significant Unobservable Inputs	Range		Weighted Average
	of December 31, 2018			Low	High
Investments in First Lien Debt	$1,457,170	Discounted Cash Flow	Discount Rate	6.45%	26.48%	10.49%
	74,774	Consensus Pricing	Indicative Quotes	50.00	100.00	92.04
	14,327	Income Approach	Discount Rate	15.12%	15.12%	15.12%
		Market Approach	Comparable Multiple	6.76x	6.76x	6.76x
Total First Lien Debt	1,546,271
Investments in Second Lien Debt	176,307	Discounted Cash Flow	Discount Rate	9.34%	13.22%	11.31%
	2,651	Consensus Pricing	Indicative Quotes	98.17	98.17	98.17
Total Second Lien Debt	178,958
Investments in Equities	24,633	Income Approach	Discount Rate	8.51%	12.84%	10.49%
		Market Approach	Comparable Multiple	7.22x	14.70x	9.74x
Total Equity Investments	24,633
Investments in Investment Fund
Mezzanine Loan	112,000	Collateral Analysis	Recovery Rate	100.00%	100.00%	100.00%
Subordinated Loan	110,295	Discounted Cash Flow	Discount Rate	10.00%	10.00%	10.00%
		Discounted Cash Flow	Default Rate	2.00%	2.00%	2.00%
		Discounted Cash Flow	Recovery Rate	75.00%	75.00%	75.00%
Total Investment Fund	$222,295
Total Level 3 Investments	$1,972,157
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
Financial instruments disclosed but not carried at fair value
The following table presents the carrying value and fair value of the Company’s secured borrowings disclosed but not carried at fair value as of December 31, 2019 and 2018:

	December 31, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured borrowings	$616,543	$616,543	$514,635	$514,635
Total	$616,543	$616,543	$514,635	$514,635
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

The following table represents the carrying values (before debt issuance costs) and fair values of the Company’s 2015-1R Notes disclosed but not carried at fair value as of December 31, 2019 and 2018:

	December 31, 2019		December 31, 2018
2015-1R Notes	Carrying Value	Fair Value	Carrying Value	Fair Value
Aaa/AAA Class A-1-1-R Notes	$234,800	$233,053	$234,800	$229,632
Aaa/AAA Class A-1-2-R Notes	50,000	49,908	50,000	49,442
Aaa/AAA Class A-1-3-R Notes	25,000	25,163	25,000	24,990
AA Class A-2-R Notes	66,000	66,000	66,000	66,000
A Class B Notes	46,400	46,400	46,400	44,242
BBB- Class C Notes	27,000	27,000	27,000	24,809
Total	$449,200	$447,524	$449,200	$439,115
The fair value determination of the Company’s notes payable was based on the market quotation(s) received from broker/dealer(s). These fair value measurements were based on significant inputs not observable and thus represent Level 3 measurements as defined in the accounting guidance for fair value measurement.
As the Senior Notes were issued on December 30, 2019, their fair value as of December 31, 2019 approximates their carrying value.
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

Effective September 15, 2017, the base management fee has been calculated and payable quarterly in arrears at an annual rate of 1.50% of the average value of the gross assets at the end of the two most recently completed fiscal quarters; provided, however, effective July 1, 2018, the base management fee has been calculated at an annual rate of 1.00% of the average value of the gross assets as of the end of the two most recently completed calendar quarters that exceeds the product of (A) 200% and (B) the average value of the Company’s net asset value at the end of the two most recently completed calendar quarters. The base management fee will be appropriately adjusted for any share issuances or repurchases during such fiscal quarter and the base management fees for any partial month or quarter will be pro-rated. The Company’s gross assets exclude any cash and cash equivalents and include assets acquired through the incurrence of debt from use of the SPV Credit Facility, Credit Facility, 2015-1R Notes and 2015-1 Notes (see Note 6, Borrowings, and Note 7, Notes Payable, to these consolidated financial statements). For purposes of this calculation, cash and cash equivalents include any temporary investments in cash-equivalents, U.S. government securities and other high quality investment grade debt investments that mature in 12 months or less from the date of investment.
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
Below is a summary of the base management fees and incentive fees incurred during the years ended December 31, 2019, 2018 and 2017.

	For the years ended December 31,
	2019	2018	2017
Base management fees	$31,316	$29,626	$25,254
Waiver of base management fees	—	—	5,927
Base management fees, net of waiver	31,316	29,626	19,327
Incentive fees on pre-incentive fee net investment income	22,872	23,002	21,084
Realized capital gains incentive fees	—	—	—
Accrued capital gains incentive fees	—	—	—
Total capital gains incentive fees	—	—	—
Total incentive fees	22,872	23,002	21,084
Total base management fees and incentive fees	$54,188	$52,628	$40,411
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

As of December 31, 2019 and 2018, $13,236 and $13,834, respectively, was included in base management and incentive fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
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
For the years ended December 31, 2019, 2018 and 2017, the Company incurred $539, $701 and $661, respectively, in fees under the Administrative Agreement, which were included in administrative service fees in the accompanying Consolidated Statements of Operations. As of December 31, 2019 and 2018, $77 and $94, respectively, was unpaid and included in administrative service fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
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
For the years ended December 31, 2019, 2018 and 2017, fees incurred in connection with the State Street Sub-Administration Agreement, which amounted to $755, $764 and $725, respectively, were included in other general and administrative in the accompanying Consolidated Statements of Operations. As of December 31, 2019 and 2018, $380 and $383, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.

Placement Fees
On April 3, 2013, the Company entered into a placement fee arrangement with TCG Securities, L.L.C. (“TCG”), a licensed broker-dealer and an affiliate of the Investment Adviser, which may require stockholders to pay a placement fee to TCG for TCG’s services. At the time of the IPO, the placement fee arrangement with TCG was automatically terminated.
For the year ended December 31, 2017, TCG earned placement fees of $19 from the Company’s stockholders in connection with the issuance or sale of the Company’s common stock prior to the IPO. TCG did not earn placement fees during the years ended December 31, 2018 and 2019.
Board of Directors
The Company’s Board of Directors currently consists of five members, three of whom are Independent Directors. On April 3, 2013, the Board of Directors established an Audit Committee consisting of its Independent Directors. The Board of Directors also established a Pricing Committee of the Board of Directors, a Nominating and Governance Committee of the Board of Directors and a Compensation Committee of the Board of Directors, and may establish additional committees in the future. For the years ended December 31, 2019, 2018 and 2017, the Company incurred $353, $370 and $443, respectively, in fees and expenses associated with its Independent Directors' services on the Company's Board of Directors and the Audit Committee. As of December 31, 2019 and 2018, $0 and $0, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.
Transactions with Credit Fund
During the years ended December 31, 2019, 2018 and 2017, the Company sold 2, 4 and 17 investments, respectively, to Credit Fund for proceeds of $34,728, $85,002 and $135,466, respectively, and realized gains of $208, $0 and $190, respectively. See Note 5, Middle Market Credit Fund, LLC, to these consolidated financial statements.
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
Together with Credit Partners, the Company co-invests through Credit Fund. Investment opportunities for Credit Fund are sourced primarily by the Company and its affiliates. Portfolio and investment decisions with respect to Credit Fund must be unanimously approved by a quorum of Credit Fund’s investment committee consisting of an equal number of representatives of the Company and Credit Partners. Therefore, although the Company owns more than 25% of the voting securities of Credit Fund, the Company does not believe that it has control over Credit Fund (other than for purposes of the Investment Company Act). Middle Market Credit Fund SPV, LLC (the “Credit Fund Sub”), MMCF CLO 2017-1 LLC (the “2017-1 Issuer”), MMCF CLO 2019-2, LLC (the "2019-2 Issuer", formerly known as MMCF Warehouse, LLC (the "Credit Fund Warehouse")) and MMCF Warehouse II, LLC (the "Credit Fund Warehouse II), each a Delaware limited liability company, were formed on April 5, 2016, October 6, 2017, November 26, 2018 and August 16, 2019, respectively. Credit Fund Sub, the 2017-1 Issuer, the 2019-2 Issuer and the Credit Fund Warehouse II are wholly owned subsidiaries of Credit Fund and are consolidated in Credit Fund’s consolidated financial statements commencing from the date of their respective formations. Credit Fund Sub, the 2017-1 Issuer, the 2019-2 Issuer and Credit Fund Warehouse II primarily invest in first lien loans of middle market companies. Credit Fund and its wholly owned subsidiaries follow the same Internal Risk Rating System as the Company. Refer to "Debt" below for discussion regarding the credit facilities entered into and the notes issued by such wholly-owned subsidiaries.
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
Selected Financial Data
Since inception of Credit Fund and through December 31, 2019 and 2018, the Company and Credit Partners each made capital contributions of $1 and $1 in members’ equity, respectively, and $123,500 and $118,000 in subordinated loans, respectively, to Credit Fund. Below is certain summarized consolidated information for Credit Fund as of December 31, 2019 and 2018.

	As of December 31,
	2019	2018
ASSETS
Investments, at fair value (amortized cost of $1,258,157 and $1,198,537,respectively)	$1,246,839	$1,173,508
Cash and cash equivalents	64,787	55,698
Other assets	9,369	6,849
Total assets	$1,320,995	$1,236,055
LIABILITIES AND MEMBERS’ EQUITY
Secured borrowings	$441,077	$572,178
Notes payable, net of unamortized debt issuance costs of $3,441 and $1,849, respectively)	528,407	309,114
Mezzanine loans (1)	93,000	112,000
Other liabilities	32,383	34,195
Subordinated loans and members’ equity (1)	226,128	208,568
Total liabilities and members’ equity	$1,320,995	$1,236,055
(1) As of December 31, 2019 and 2018, the Company's ownership interest in the subordinated loans and members' equity was $111,596 and $110,295, respectively, and $93,000 and $112,000, respectively, in the mezzanine loans.

	For the Years Ended December 31,
	2019	2018

Total investment income	$94,092	$82,560
Expenses
Interest and credit facility expenses	59,228	51,936
Other expenses	2,230	1,988
Total expenses	61,458	53,924
Net investment income (loss)	32,634	28,636
Net realized gain (loss) on investments	(8,285)	33
Net change in unrealized appreciation (depreciation) on investments	13,711	(26,133)
Net increase (decrease) resulting from operations	$38,060	$2,536

Below is a summary of Credit Fund’s portfolio, followed by a listing of the loans in Credit Fund’s portfolio as of December 31, 2019 and 2018:

	As of December 31,
	2019	2018
Senior secured loans (1)	$1,260,582	$1,207,913
Weighted average yields of senior secured loans based on amortized cost (2)	6.51%	7.16%
Weighted average yields of senior secured loans based on fair value (2)	6.55%	7.32%
Number of portfolio companies in Credit Fund	61	60
Average amount per portfolio company (1)	$20,665	$20,132
Number of loans on non-accrual status	1	1
Fair value of loans on non-accrual status	$21,150	$25,400
Percentage of portfolio at floating interest rates (3) (4)	98.3%	99.9%
Percentage of portfolio at fixed interest rates (4)	1.7%	0.1%
Fair value of loans with PIK provisions	$21,150	$1,119
Percentage of portfolio with PIK provisions (4)	1.7%	0.1%

(1)	At par/principal amount.

(2)
Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of December 31, 2019 and 2018. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.

(3)	Floating rate debt investments are generally subject to interest rate floors.

(4)	Percentages based on fair value.

Consolidated Schedule of Investments as of December 31, 2019
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
First Lien Debt (98.11% of fair value)
Achilles Acquisition, LLC	\+#	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.00%	5.75%	10/13/2025	$17,865	$17,776	$17,763
Acrisure, LLC	+\	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 3.75%	5.85%	11/22/2023	11,820	11,810	11,805
Acrisure, LLC	+\#	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.25%	6.35%	11/22/2023	20,674	20,639	20,674
Advanced Instruments, LLC	^+\*	(2) (3) (7)	Healthcare & Pharmaceuticals	L + 5.25%	6.99%	10/31/2022	35,610	35,536	35,466
Alku, LLC	+#	(2) (3)	Business Services	L + 5.50%	7.44%	7/29/2026	25,000	24,754	24,624
Alpha Packaging Holdings, Inc.	+*\	(2) (3)	Containers, Packaging & Glass	L + 4.25%	6.35%	5/12/2020	16,684	16,676	16,601
AmeriLife Group, LLC	^#	(2) (3) (7)	Banking, Finance, Insurance & Real Estate	L + 4.50%	6.20%	6/5/2026	16,627	16,557	16,558
Anchor Packaging, Inc.	^#	(2) (3) (7)	Containers, Packaging & Glass	L + 4.00%	5.70%	7/18/2026	20,462	20,363	20,457
API Technologies Corp.	\+	(2) (3)	Aerospace & Defense	L + 4.25%	5.95%	5/9/2026	14,925	14,853	14,807
Aptean, Inc.	+\	(2) (3)	Software	L + 4.25%	6.34%	4/23/2026	12,406	12,344	12,385
AQA Acquisition Holding, Inc.	^*\	(2) (3) (7)	High Tech Industries	L + 4.25%	6.16%	5/24/2023	18,954	18,922	18,860
Avalign Technologies, Inc.	+\	(2) (3)	Healthcare & Pharmaceuticals	L + 4.50%	6.70%	12/22/2025	14,741	14,610	14,626
Big Ass Fans, LLC	+*\	(2) (3)	Capital Equipment	L + 3.75%	5.85%	5/21/2024	13,909	13,841	13,903
Borchers, Inc.	+*\	(2) (3) (7)	Chemicals, Plastics & Rubber	L + 4.50%	6.60%	11/1/2024	15,116	15,072	15,085
Brooks Equipment Company, LLC	*	(2) (3)	Construction & Building	L + 5.00%	6.91%	8/29/2020	5,144	5,141	5,141
Clarity Telecom LLC.	+	(2) (3)	Media: Broadcasting & Subscription	L + 4.50%	6.20%	8/30/2026	14,963	14,915	14,902
Clearent Newco, LLC	^+\	(2) (3) (7)	High Tech Industries	L + 5.50%	7.44%	3/20/2025	29,738	29,436	29,134
Datto, Inc.	+\	(2) (3)	High Tech Industries	L + 4.25%	5.95%	4/2/2026	12,438	12,375	12,420
DecoPac, Inc.	+*\	(2) (3) (7)	Non-durable Consumer Goods	L + 4.25%	6.01%	9/29/2024	12,336	12,233	12,292
Dent Wizard International Corporation	+\	(2) (3)	Automotive	L + 4.00%	5.70%	4/7/2020	36,880	36,843	36,717
DTI Holdco, Inc.	+*\	(2) (3)	High Tech Industries	L + 4.75%	6.68%	9/30/2023	18,885	18,771	17,611
Eliassen Group, LLC	+\	(2) (3)	Business Services	L + 4.50%	6.20%	11/5/2024	7,581	7,548	7,579
EIP Merger Sub, LLC (Evolve IP)	+^	(2) (3) (7)	Telecommunications	L + 5.75%	7.45%	6/7/2023	19,661	19,605	19,661
Exactech, Inc.	+\#	(2) (3)	Healthcare & Pharmaceuticals	L + 3.75%	5.45%	2/14/2025	21,772	21,634	21,751
Excel Fitness Holdings, Inc.	+#	(2) (3)	Hotel, Gaming & Leisure	L + 5.25%	6.95%	10/7/2025	25,000	24,758	24,875
Golden West Packaging Group LLC	+*\	(2) (3)	Containers, Packaging & Glass	L + 5.75%	7.45%	6/20/2023	29,464	29,303	29,072
HMT Holding Inc.	^+*\	(2) (3) (7)	Energy: Oil & Gas	L + 5.00%	6.74%	11/17/2023	33,157	32,678	32,972
Jensen Hughes, Inc.	\+^*	(2) (3) (7)	Utilities: Electric	L + 4.50%	6.24%	3/22/2024	33,909	33,757	33,550
KAMC Holdings, Inc.	+#	(2) (3)	Energy: Electricity	L + 4.00%	5.91%	8/14/2026	13,965	13,899	13,881
MAG DS Corp.	^+\	(2) (3) (7)	Aerospace & Defense	L + 4.75%	6.46%	6/6/2025	28,471	28,242	28,286

Consolidated Schedule of Investments as of December 31, 2019
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
First Lien Debt (98.11% of fair value) (continued)
Maravai Intermediate Holdings, LLC	+\#	(2) (3)	Healthcare & Pharmaceuticals	L + 4.25%	6.00%	8/2/2025	$29,625	$29,378	$29,400
Marco Technologies, LLC	^+\	(2) (3) (7)	Media: Advertising, Printing & Publishing	L + 4.25%	6.16%	10/30/2023	7,463	7,410	7,463
Mold-Rite Plastics, LLC	+\	(2) (3)	Chemicals, Plastics & Rubber	L + 4.25%	5.95%	12/14/2021	14,557	14,519	14,524
MSHC, Inc.	^+*\	(2) (3) (7)	Construction & Building	L + 4.25%	5.95%	12/31/2024	38,251	38,138	38,166
Newport Group Holdings II, Inc.	\+#	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 3.75%	5.65%	9/13/2025	23,715	23,487	23,663
Odyssey Logistics & Technology Corp.	+*\#	(2) (3)	Transportation: Cargo	L + 4.00%	5.70%	10/12/2024	39,013	38,859	38,763
Output Services Group	^+\	(2) (3) (7)	Media: Advertising, Printing & Publishing	L + 4.50%	6.20%	3/27/2024	19,621	19,570	19,469
PAI Holdco, Inc.	+*\	(2) (3)	Automotive	L + 4.25%	6.35%	1/5/2025	19,532	19,458	19,532
Park Place Technologies, Inc.	+\#	(2) (3)	High Tech Industries	L + 4.00%	5.70%	3/28/2025	22,566	22,489	22,566
Pasternack Enterprises, Inc.	+\	(2) (3)	Capital Equipment	L + 4.00%	5.70%	7/2/2025	22,755	22,742	22,653
Pathway Vet Alliance LLC	+\	(2) (3) (7)	Consumer Services	L + 4.50%	6.21%	12/20/2024	19,085	18,708	19,217
Pharmalogic Holdings Corp.	+\	(2) (3)	Healthcare & Pharmaceuticals	L + 4.00%	5.70%	6/11/2023	11,320	11,296	11,302
Premise Health Holding Corp.	^+\#	(2) (3) (7)	Healthcare & Pharmaceuticals	L + 3.50%	5.60%	7/10/2025	13,723	13,665	13,501
Propel Insurance Agency, LLC	^+\	(2) (3) (7)	Banking, Finance, Insurance & Real Estate	L + 4.25%	6.35%	6/1/2024	22,532	22,056	22,395
Q Holding Company	+*\#	(2) (3)	Automotive	L + 5.00%	6.70%	12/31/2023	21,955	21,777	21,922
QW Holding Corporation (Quala)	^+*	(2) (3) (7)	Environmental Industries	L + 5.75%	7.73%	8/31/2022	11,630	11,449	11,531
Radiology Partners, Inc.	+\#	(2) (3)	Healthcare & Pharmaceuticals	L + 4.75%	6.66%	7/9/2025	28,719	28,590	28,768
RevSpring Inc.	+*\#	(2) (3)	Media: Advertising, Printing & Publishing	L + 4.00%	5.95%	10/11/2025	24,750	24,631	24,608
Situs Group Holdings Corporation	\+^	(2) (3) (7)	Banking, Finance, Insurance & Real Estate	L + 4.75%	6.45%	6/28/2025	13,715	13,621	13,697
Systems Maintenance Services Holding, Inc.	+*	(2) (3)	High Tech Industries	L + 5.00%	6.70%	10/30/2023	23,765	23,672	18,180
Surgical Information Systems, LLC	+*\	(2) (3) (6)	High Tech Industries	L + 4.75%	7.47%	4/24/2023	26,168	26,005	25,715
T2 Systems, Inc.	^+*	(2) (3) (7)	Transportation: Consumer	L + 6.75%	8.85%	9/28/2022	18,045	17,789	18,045
The Original Cakerie, Ltd. (Canada)	+*	(2) (3) (7)	Beverage, Food & Tobacco	L + 5.00%	6.84%	7/20/2022	8,928	8,897	8,887
The Original Cakerie, Ltd. (Canada)	^*	(2) (3) (7)	Beverage, Food & Tobacco	L + 4.50%	6.34%	7/20/2022	6,826	6,801	6,790
ThoughtWorks, Inc.	+*\	(2) (3)	Business Services	L + 4.00%	5.70%	10/11/2024	11,824	11,794	11,824
U.S. Acute Care Solutions, LLC	+\*	(2) (3)	Healthcare & Pharmaceuticals	L + 5.00%	6.91%	5/15/2021	31,431	31,331	29,869
U.S. TelePacific Holdings Corp.	+*\	(2) (3)	Telecommunications	L + 5.00%	7.10%	5/2/2023	26,660	26,499	25,430
Valet Waste Holdings, Inc.	+\	(2) (3)	Construction & Building	L + 3.75%	5.70%	9/28/2025	11,850	11,825	11,688
Welocalize, Inc.	+^	(2) (3) (7)	Business Services	L + 4.50%	6.21%	12/2/2024	23,038	22,788	22,787
WIRB - Copernicus Group, Inc.	+*\	(2) (3) (7)	Healthcare & Pharmaceuticals	L + 4.25%	5.95%	8/15/2022	20,888	20,822	20,887

Consolidated Schedule of Investments as of December 31, 2019
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
First Lien Debt (98.11% of fair value) (continued)
WRE Holding Corp.	^+*	(2) (3) (7)	Environmental Industries	L + 5.00%	6.91%	1/3/2023	$7,431	$7,372	$7,304
Zywave, Inc.	+*\	(2) (3) (7)	High Tech Industries	L + 5.00%	6.93%	11/17/2022	19,228	19,107	19,211
First Lien Debt Total								$1,231,436	$1,223,215
Second Lien Debt (1.75% of fair value)
DBI Holding, LLC	^*	(2) (3) (8)	Transportation: Cargo	8.00% PIK	8.00%	2/1/2026	$21,150	$20,697	$21,150
Zywave, Inc.	*	(2) (3)	High Tech Industries	L + 9.00%	10.94%	11/17/2023	$666	$660	$664
Second Lien Debt Total								$21,357	$21,814
Equity Investments (0.15% of fair value)
DBI Holding, LLC	^		Transportation: Cargo				$16,957	$5,364	$1,810
Equity Investments Total								$5,364	$1,810
Total Investments								$1,258,157	$1,246,839
^ Denotes that all or a portion of the assets are owned by Credit Fund. Credit Fund has entered into a revolving credit facility (the "Credit Fund Facility"). Accordingly, such assets are not available to creditors of Credit Fund Sub, the 2017-1 Issuer, the 2019-2 Issuer or Credit Fund Warehouse II.
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
# Denotes that all or a portion of the assets are owned by the Credit Fund Warehouse II. Credit Fund Warehouse II has entered into a revolving credit facility (the "Credit Fund Warehouse II"). The lenders of the Credit Fund Warehouse II Facility have a first lien security interest in substantially all of the assets of the Credit Fund Warehouse II. Accordingly, such assets are not available to creditors of Credit Fund, Credit Fund Sub, 2017-1 Issuer or 2019-2 Issuer.

(1)
Unless otherwise indicated, issuers of investments held by Credit Fund are domiciled in the United States. As of December 31, 2019, the geographical composition of investments as a percentage of fair value was 1.26% in Canada and 98.74% in the United States. Certain portfolio company investments are subject to contractual restrictions on sales.

(2)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, Credit Fund has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2019. As of December 31, 2019, the reference rates for Credit Fund's variable rate loans were the 30-day LIBOR at 1.75%, the 90-day LIBOR at 1.91% and the 180-day LIBOR at 1.91%.

(3)	Loan includes interest rate floor feature, which is generally 1.00%.

(4)
Amortized cost represents original cost, including origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion/amortization of discounts/premiums, as applicable, on debt investments using the effective interest method.

(5)
Fair value is determined in good faith by or under the direction of the board of managers of Credit Fund, pursuant to Credit Fund’s valuation policy, with the fair value of all investments determined using significant unobservable inputs, which is substantially similar to the valuation policy of the Company provided in Note 3, Fair Value Measurements, to these consolidated financial statements.

(6)
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

(7)	As of December 31, 2019, Credit Fund and Credit Fund Sub had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

First Lien Debt – unfunded delayed draw and revolving term loans commitments	Type	Unused Fee	Par/ Principal Amount	Fair Value
Advanced Instruments, LLC	Revolver	0.50%	$563	$(2)
AmeriLife Group, LLC	Delayed Draw	1.00	298	(1)
Anchor Packaging, Inc.	Delayed Draw	1.00	4,487	(1)
AQA Acquisition Holding, Inc.	Revolver	0.50	2,459	(11)
Borchers, Inc.	Revolver	0.50	1,935	(3)
Clearent Newco, LLC	Delayed Draw	1.00	6,636	(110)
DecoPac, Inc.	Revolver	0.50	2,143	(7)
EIP Merger Sub, LLC (Evolve IP)	Revolver	0.50	1,680	—
EIP Merger Sub, LLC (Evolve IP)	Delayed Draw	1.00	2,240	—
HMT Holding Inc.	Revolver	0.50	6,173	(29)
Jensen Hughes, Inc.	Revolver	0.50	1,136	(11)
Jensen Hughes, Inc.	Delayed Draw	1.00	2,365	(23)
MAG DS Corp.	Revolver	0.50	2,188	(13)
Marco Technologies, LLC	Delayed Draw	1.00	7,500	—
MSHC, Inc.	Delayed Draw	1.00	1,913	(4)
Output Services Group	Delayed Draw	4.25	116	(1)
Pathway Vet Alliance LLC	Delayed Draw	1.00	19,867	68
Premise Health Holding Corp.	Delayed Draw	1.00	1,103	(17)
Propel Insurance Agency, LLC	Revolver	0.50	2,381	(10)
Propel Insurance Agency, LLC	Delayed Draw	0.50	7,143	(31)
QW Holding Corporation (Quala)	Revolver	0.50	5,498	(31)
QW Holding Corporation (Quala)	Delayed Draw	1.00	217	(1)
Situs Group Holdings Corporation	Delayed Draw	1.00	1,216	(1)
T2 Systems, Inc.	Revolver	0.50	1,369	—
The Original Cakerie, Ltd. (Canada)	Revolver	0.50	1,199	(5)
Welocalize, Inc.	Revolver	0.50	2,057	(21)
WIRB - Copernicus Group, Inc.	Revolver	0.50	1,000	—
WIRB - Copernicus Group, Inc.	Delayed Draw	1.00	2,592	—
WRE Holding Corp.	Revolver	0.50	441	(6)
WRE Holding Corp.	Delayed Draw	1.00	1,981	(25)
Zywave, Inc.	Revolver	0.50	998	(1)
Total unfunded commitments			$92,894	$(297)

(8)	Loan was on non-accrual status as of December 31, 2019.

Consolidated Schedule of Investments as of December 31, 2018
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
First Lien Debt (99.91% of fair value)
Achilles Acquisition, LLC	+\	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.00%	6.56%	10/11/2025	$18,000	$17,906	$17,716
Acrisure, LLC	+	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.25%	6.77%	11/22/2023	20,886	20,843	19,981
Acrisure, LLC	+\	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 3.75%	6.27%	11/22/2023	11,940	11,928	11,333
Advanced Instruments, LLC	^+*	(2) (3) (8)	Healthcare & Pharmaceuticals	L + 5.25%	7.63%	10/31/2022	11,791	11,695	11,690
Ahead, LLC	^+	(2) (3) (8)	High Tech Industries	L + 4.25%	6.87%	6/29/2023	20,059	19,959	19,856
Alpha Packaging Holdings, Inc.	+*	(2) (3)	Containers, Packaging & Glass	L + 4.25%	7.05%	5/12/2020	16,860	16,830	16,813
AM Conservation Holding Corporation	+*	(2) (3)	Energy: Electricity	L + 4.50%	7.30%	10/31/2022	38,310	38,079	38,027
AQA Acquisition Holding, Inc.	^+*	(2) (3) (8)	High Tech Industries	L + 4.25%	7.05%	5/24/2023	19,148	19,111	18,978
Avalign Technologies, Inc.	+\	(2) (3)	Healthcare & Pharmaceuticals	L + 4.50%	7.00%	12/22/2025	13,000	12,874	12,848
Big Ass Fans, LLC	+*\	(2) (3)	Capital Equipment	L + 3.75%	6.55%	5/21/2024	14,052	13,973	13,840
Borchers, Inc.	^+*	(2) (3) (8)	Chemicals, Plastics & Rubber	L + 4.50%	7.30%	11/1/2024	15,589	15,533	15,545
Brooks Equipment Company, LLC	+*	(2) (3)	Construction & Building	L + 5.00%	7.71%	8/29/2020	5,948	5,940	5,935
Clearent Newco, LLC	^+	(2) (3) (8)	High Tech Industries	L + 4.00%	6.52%	3/20/2024	23,093	22,702	22,819
DBI Holding, LLC	+*	(2) (3) (9)	Transportation: Cargo	L + 5.25%	7.76%	8/1/2021	34,494	34,276	25,400
DBI Holding, LLC	^		Transportation: Cargo	15% (100% PIK)	7.76%	2/1/2020	1,119	1,119	1,119
DecoPac, Inc.	^+*	(2) (3) (8)	Non-durable Consumer Goods	L + 4.25%	7.05%	9/29/2024	12,696	12,571	12,619
Dent Wizard International Corporation	+	(2) (3)	Automotive	L + 4.00%	6.51%	4/7/2020	24,256	24,183	24,110
DTI Holdco, Inc.	+*\	(2) (3)	High Tech Industries	L + 4.75%	7.28%	9/30/2023	19,081	18,941	17,793
EIP Merger Sub, LLC (Evolve IP)	+*	(2) (3) (4)	Telecommunications	L + 5.75%	8.27%	6/7/2022	22,358	21,923	21,788
EIP Merger Sub, LLC (Evolve IP)	*	(2) (3) (7)	Telecommunications	L + 5.75%	8.27%	6/7/2022	1,500	1,469	1,462
Eliassen Group, LLC	+	(2) (3)	Business Services	L + 4.50%	7.00%	11/5/2024	6,250	6,226	6,202
Exactech, Inc.	+\	(2) (3)	Healthcare & Pharmaceuticals	L + 3.75%	6.27%	2/14/2025	12,903	12,849	12,741
Executive Consulting Group, LLC, Inc.	^+	(2) (3) (8)	Business Services	L + 4.50%	7.30%	6/20/2024	15,318	15,168	15,132
Golden West Packaging Group LLC	+*	(2) (3)	Containers, Packaging & Glass	L + 5.25%	7.77%	6/20/2023	30,180	29,978	29,760
HMT Holding Inc.	^+*	(2) (3) (8)	Energy: Oil & Gas	L + 4.50%	7.02%	11/17/2023	33,490	32,902	33,172
J.S. Held, LLC	+*	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.50%	7.30%	9/25/2024	20,309	20,137	19,998
Jensen Hughes, Inc.	^+*	(2) (3) (8)	Utilities: Electric	L + 4.50%	7.30%	3/22/2024	27,978	27,896	27,382
Kestra Financial, Inc.	+*	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.25%	6.76%	6/24/2022	21,744	21,547	21,690
MAG DS Corp.	^+	(2) (3) (8)	Aerospace & Defense	L + 4.75%	7.27%	6/6/2025	22,885	22,679	22,665
Maravai Intermediate Holdings, LLC	+\	(2)	Healthcare & Pharmaceuticals	L + 4.25%	6.81%	8/2/2025	29,925	29,640	29,578

Consolidated Schedule of Investments as of December 31, 2018
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
First Lien Debt (99.91% of fair value)
Mold-Rite Plastics, LLC	+	(2) (3)	Chemicals, Plastics & Rubber	L + 4.50%	7.30%	12/14/2021	$14,850	$14,793	$14,762
MSHC, Inc.	^+*	(2) (3) (8)	Construction & Building	L + 4.25%	6.89%	7/31/2023	23,579	23,514	23,088
Newport Group Holdings II, Inc.	+\	(2)	Banking, Finance, Insurance & Real Estate	L + 3.75%	6.54%	9/13/2025	17,790	17,666	17,564
North American Dental Management, LLC	^+*	(2) (3) (8)	Healthcare & Pharmaceuticals	L + 5.25%	8.04%	7/7/2023	37,781	37,329	37,093
North Haven CA Holdings, Inc.	^+*	(2) (3) (8)	Business Services	L + 4.50%	7.02%	10/2/2023	35,139	34,789	34,401
Odyssey Logistics & Technology Corporation	+*\	(2) (3)	Transportation: Cargo	L + 4.00%	6.52%	10/12/2024	39,680	39,496	39,149
Output Services Group	^+\	(2) (3) (8)	Media: Advertising, Printing & Publishing	L + 4.25%	6.77%	3/27/2024	17,400	17,338	16,663
PAI Holdco, Inc.	+*	(2) (3)	Automotive	L + 4.25%	7.05%	1/5/2025	19,727	19,637	19,459
Park Place Technologies, Inc.	+\	(2) (3)	High Tech Industries	L + 4.00%	6.52%	3/29/2025	15,922	15,856	15,639
Pasternack Enterprises, Inc.	+	(2) (3)	Capital Equipment	L + 4.00%	6.52%	7/2/2025	20,076	20,076	19,745
Pharmalogic Holdings Corp.	^+	(2) (3) (8)	Healthcare & Pharmaceuticals	L + 4.00%	6.52%	6/11/2023	7,017	6,995	6,949
Ping Identity Corporation	+\	(2) (3)	High Tech Industries	L + 3.75%	6.27%	1/25/2025	4,975	4,956	4,915
Premier Senior Marketing, LLC	*	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.25%	6.75%	11/30/2025	4,953	4,953	4,875
Premise Health Holding Corp.	^+\	(2) (3) (8)	Healthcare & Pharmaceuticals	L + 3.75%	6.55%	7/10/2025	13,862	13,805	13,717
Propel Insurance Agency, LLC	^+	(2) (3) (8)	Banking, Finance, Insurance & Real Estate	L + 4.25%	6.75%	6/1/2024	21,088	20,535	20,628
PSI Services, LLC	^+*	(2) (3) (8)	Business Services	L + 5.00%	7.52%	1/20/2023	29,919	29,469	29,239
Q Holding Company	+*	(2) (3)	Automotive	L + 5.00%	7.52%	12/18/2021	17,099	17,058	16,969
QW Holding Corporation (Quala)	^+*	(2) (3) (8)	Environmental Industries	L + 6.75%	9.22%	8/31/2022	9,704	9,338	9,489
RevSpring, Inc.	+*\	(2) (3)	Media: Advertising, Printing & Publishing	L + 4.25%	7.05%	10/11/2025	20,000	19,953	19,680
Situs Group Holdings Corporation	+	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.50%	7.02%	2/26/2023	8,915	8,892	8,887
Surgical Information Systems, LLC	+*	(2) (3) (7)	High Tech Industries	L + 4.85%	7.37%	4/24/2023	27,708	27,494	27,171
Systems Maintenance Services Holding, Inc.	+*	(2) (3)	High Tech Industries	L + 5.00%	7.52%	10/28/2023	24,010	23,907	17,842
T2 Systems Canada, Inc.	+	(2) (3)	Transportation: Consumer	L + 6.75%	9.34%	9/28/2022	2,646	2,598	2,630
T2 Systems, Inc.	^+*	(2) (3) (8)	Transportation: Consumer	L + 6.75%	9.34%	9/28/2022	15,775	15,484	15,677
The Original Cakerie, Co. (Canada)	+*	(2) (3)	Beverage, Food & Tobacco	L + 5.00%	7.50%	7/20/2022	9,019	8,968	8,932
The Original Cakerie, Ltd. (Canada)	+	(2) (3) (8)	Beverage, Food & Tobacco	L + 4.50%	7.02%	7/20/2022	6,957	6,917	6,883
ThoughtWorks, Inc.	+*\	(2) (3)	Business Services	L + 4.00%	6.52%	10/12/2024	11,944	11,909	11,770
U.S. Acute Care Solutions, LLC	+*	(2) (3)	Healthcare & Pharmaceuticals	L + 5.00%	7.52%	5/15/2021	31,705	31,540	31,395
U.S. TelePacific Holdings Corp.	+*\	(2) (3)	Telecommunications	L + 5.00%	7.80%	5/2/2023	26,660	26,459	24,768
Upstream Intermediate, LLC	^+	(2) (3) (8)	Healthcare & Pharmaceuticals	L + 4.25%	6.77%	1/3/2024	17,939	17,863	17,677

Consolidated Schedule of Investments as of December 31, 2018
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
First Lien Debt (99.91% of fair value)
Valet Waste Holdings, Inc.	+\	(2) (3)	Construction & Building	L + 4.00%	6.52%	9/28/2025	$11,970	$11,947	$11,902
Valicor Environmental Services, LLC	^+*	(2) (3) (8)	Environmental Industries	L + 4.75%	7.27%	6/1/2023	33,410	32,914	32,995
WIRB - Copernicus Group, Inc.	^+*	(2) (3) (8)	Healthcare & Pharmaceuticals	L + 4.25%	6.77%	8/15/2022	17,194	17,098	16,931
WRE Holding Corp.	^+*	(2) (3) (8)	Environmental Industries	L + 5.00%	7.52%	1/3/2023	7,238	7,162	6,993
Zywave, Inc.	^+*	(2) (3) (8)	High Tech Industries	L + 5.00%	7.52%	11/17/2022	18,050	17,914	17,991
First Lien Debt Total								$1,197,499	$1,172,460
Second Lien Debt (0.09% of fair value)
Zywave, Inc.	*	(2) (3)	High Tech Industries	L + 9.00%	11.65%	11/17/2023	$1,050	$1,038	$1,048
Second Lien Debt Total								$1,038	$1,048
Total Investments								$1,198,537	$1,173,508

^ Denotes that all or a portion of the assets are owned by Credit Fund. Credit Fund has entered into the Credit Fund Facility. Accordingly, such assets are not available to creditors of Credit Fund Sub, the 2017-1 Issuer or the Credit Fund Warehouse.
+ Denotes that all or a portion of the assets are owned by Credit Fund Sub. Credit Fund Sub has entered into the “Credit Fund Sub Facility. The lenders of the Credit Fund Sub Facility have a first lien security interest in substantially all of the assets of Credit Fund Sub. Accordingly, such assets are not available to creditors of Credit Fund, the 2017-1 Issuer or the Credit Fund Warehouse.
* Denotes that all or a portion of the assets are owned by the 2017-1 Issuer and secure the notes issued in connection with a $399,900 term debt securitization completed by Credit Fund on December 19, 2017 (the “2017-1 Debt Securitization”). Accordingly, such assets are not available to creditors of Credit Fund, Credit Fund Sub or the Credit Fund Warehouse.
\ Denotes that all or a portion of the assets are owned by the Credit Fund Warehouse. Credit Fund Warehouse has entered into the Credit Fund Warehouse Facility. The lenders of the Credit Fund Warehouse Facility have a first lien security interest in substantially all of the assets of the Credit Fund Warehouse. Accordingly, such assets are not available to creditors of Credit Fund, Credit Fund Sub or the 2017-1 Issuer.

(1)
Unless otherwise indicated, issuers of investments held by Credit Fund are domiciled in the United States. As of December 31, 2018, the geographical composition of investments as a percentage of fair value was 1.35% in Canada and 98.65% in the United States. Certain portfolio company investments are subject to contractual restrictions on sales.

(2)
Variable rate loans to the portfolio companies bear interest at a rate that may be determined by reference to either LIBOR or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, Credit Fund has provided the interest rate in effect as of December 31, 2018. As of December 31, 2018, all of Credit Fund’s LIBOR loans were indexed to the 30-day LIBOR at 2.50%, the 90-day LIBOR at 2.81% and the 180-day LIBOR at 2.88%.

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

(8) As of December 31, 2018, Credit Fund had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

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

Debt
Credit Fund Facilities
The Credit Fund, Credit Fund Sub and Credit Fund Warehouse II are party to separate credit facilities as described below. In addition, until May 15, 2019, the 2019-2 Issuer (formerly known as the Credit Fund Warehouse) was party to the Credit Fund Warehouse Facility. As of December 31, 2019, Credit Fund, Credit Fund Sub, and Credit Fund Warehouse II were in compliance with all covenants and other requirements of their respective credit facility agreements. As of December 31, 2018, Credit Fund, Credit Fund Sub and the 2019-2 Issuer were in compliance with all covenants and other requirements of their respective credit facility agreements. Below is a summary of the borrowings and repayments under the credit facilities for the respective periods.

	Credit Fund Facility	Credit Fund Sub Facility	Credit Fund Warehouse Facility	Credit Fund Warehouse II Facility

Outstanding balance as of December 31, 2017	$85,750	$377,686	$—	N/A
Borrowings	120,150	239,235	101,044	N/A
Repayments	(93,900)	(145,787)	—	N/A
Outstanding balance as of December 31, 2018	112,000	471,134	101,044	—
Borrowings	126,200	223,870	34,544	97,571
Repayments	(145,200)	(351,498)	(135,588)	—
Outstanding balance as of December 31, 2019	$93,000	$343,506	$—	$97,571
Credit Fund Facility. On June 24, 2016, Credit Fund entered into the Credit Fund Facility with the Company, which was subsequently amended on June 5, 2017, October 2, 2017, November 3, 2017, June 22, 2018, June 29, 2018 and February 21, 2019, pursuant to which Credit Fund may from time to time request mezzanine loans from the Company. The maximum principal amount of the Credit Fund Facility is $175,000. The maturity date of the Credit Fund Facility is March 22, 2020. Amounts borrowed under the Credit Fund Facility bear interest at a rate of LIBOR plus 9.00%.
Credit Fund Sub Facility. On June 24, 2016, Credit Fund Sub closed on the Credit Fund Sub Facility with lenders, which was subsequently amended on May 31, 2017, October 27, 2017, August 24, 2018 and December 12, 2019. The Credit Fund Sub Facility provides for secured borrowings during the applicable revolving period up to an amount equal to $640,000. The facility is secured by a first lien security interest in substantially all of the portfolio investments held by Credit Fund Sub. The maturity date of the Credit Fund Sub Facility is May 22, 2024. Amounts borrowed under the Credit Fund Sub Facility bear interest at a rate of LIBOR plus 2.25%.
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
Credit Fund Warehouse II Facility. On August 16, 2019, Credit Fund Warehouse II closed on a revolving credit facility (the "Credit Fund Warehouse II Facility") with lenders. The Credit Fund Warehouse II Facility provides for secured borrowings during the applicable revolving period up to an amount equal to $150,000. The Credit Fund Warehouse II Facility is secured by a first lien security interest in substantially all of the portfolio investments held by the Credit Fund Warehouse II Facility. The maturity date of the Credit Fund Warehouse II Facility is August 16, 2022. Amounts borrowed under the Credit Fund Warehouse II Facility bear interest at a rate of LIBOR plus 1.05% for the first 12 months, LIBOR plus 1.15% for the next 12 months and LIBOR plus 1.50% in the final 12 months.
2017-1 Notes
On December 19, 2017, Credit Fund completed the 2017-1 Debt Securitization. The notes offered in the 2017-1 Debt Securitization (the “2017-1 Notes”) were issued by the 2017-1 Issuer, a wholly owned and consolidated subsidiary of Credit Fund, and are secured by a diversified portfolio of the 2017-1 Issuer consisting primarily of first and second lien senior secured loans. The 2017-1 Debt Securitization was executed through a private placement of the 2017-1 Notes, consisting of:
•$231,700 of Aaa/AAA Class A-1 Notes, which bear interest at the three-month LIBOR plus 1.17%;
•$48,300 of Aa2/AA Class A-2 Notes, which bear interest at the three-month LIBOR plus 1.50%;
•$15,000 of A2/A Class B-1 Notes, which bear interest at the three-month LIBOR plus 2.25%;
•$9,000 of A2/A Class B-2 Notes which bear interest at 4.30%;
•$22,900 of Baa2/BBB Class C Notes which bear interest at the three-month LIBOR plus 3.20%; and
•$25,100 of Ba2/BB Class D Notes which bear interest at the three-month LIBOR plus 6.38%.

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
As of December 31, 2019 and 2018, the 2017-1 Issuer was in compliance with all covenants and other requirements of the indenture.
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
As of December 31, 2019, the 2019-2 Issuer was in compliance with all covenants and other requirements of the indenture.
6. BORROWINGS
The Company and the SPV are party to credit facilities as described below. In accordance with the Investment Company Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 150% after such borrowing. As of December 31, 2019 and 2018, asset coverage was 181.01% and 210.31%, respectively, and the Company and the SPV were in compliance with all covenants and other requirements of their respective credit facility agreements. Below is a summary of the borrowings and repayments under the credit facilities for the years ended December 31, 2019, 2018 and 2017, and the outstanding balances under the credit facilities for the respective periods.

	For the Year Ended and as of December 31,
	2019	2018	2017

Outstanding borrowing, beginning of period	$514,635	$562,893	$421,885
Borrowings	755,179	812,650	816,216
Repayments	(655,209)	(860,908)	(675,208)
Foreign currency translation	1,938	—	—
Outstanding borrowing, end of period	$616,543	$514,635	$562,893
SPV Credit Facility
The SPV closed on the SPV Credit Facility on May 24, 2013, which was subsequently amended on June 30, 2014, June 19, 2015, June 9, 2016, May 26, 2017 and August 9, 2018. The SPV Credit Facility provides for secured borrowings during the applicable revolving period up to an amount equal to the lesser of $275,000 (the borrowing base as calculated pursuant to the terms of the SPV Credit Facility) and the amount of net cash proceeds and unpledged capital commitments the Company has received, with an accordion feature that can, subject to certain conditions, increase the aggregate maximum credit commitment up to an amount not to exceed $750,000, subject to restrictions imposed on borrowings under the Investment

Company Act and certain restrictions and conditions set forth in the SPV Credit Facility, including adequate collateral to support such borrowings. On December 31, 2019, the Company irrevocably reduced its commitments under the SPV Credit Facility to $275,000. The SPV Credit Facility has a revolving period through May 21, 2021 and a maturity date of May 23, 2023. Borrowings under the SPV Credit Facility bear interest initially at the applicable commercial paper rate (if the lender is a conduit lender) or LIBOR (or, if applicable, a rate based on the prime rate or federal funds rate) plus 2.00% per year through May 21, 2021, with pre-determined future interest rate increases of 0.875%-1.75% following the end of the revolving period. The SPV is also required to pay an undrawn commitment fee of between 0.50% and 0.75% per year depending on the drawings under the SPV Credit Facility. Payments under the SPV Credit Facility are made quarterly. The lenders have a first lien security interest on substantially all of the assets of the SPV.
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
Credit Facility
The Company closed on the Credit Facility on March 21, 2014, which was subsequently amended on January 8, 2015, May 25, 2016, March 22, 2017, September 25, 2018 and June 14, 2019. The maximum principal amount of the Credit Facility is $688,000, subject to availability under the Credit Facility, which is based on certain advance rates multiplied by the value of the Company’s portfolio investments (subject to certain concentration limitations) net of certain other indebtedness that the Company may incur in accordance with the terms of the Credit Facility. Proceeds of the Credit Facility may be used for general corporate purposes, including the funding of portfolio investments. Maximum capacity under the Credit Facility may be increased to $900,000 through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Credit Facility includes a $50,000 limit for swingline loans and a $20,000 limit for letters of credit. The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Credit Facility, including amounts drawn in respect of letters of credit, bear interest at either LIBOR plus an applicable spread of 2.25%, or an “alternative base rate” (which is the highest of a prime rate, the federal funds effective rate plus 0.50%, or one month LIBOR plus 1.00%) plus an applicable spread of 1.25%. The Company may elect either the LIBOR or the “alternative base rate” at the time of drawdown, and loans may be converted from one rate to another at any time, subject to certain conditions. The Company also pays a fee of 0.375% on undrawn amounts under the Credit Facility and, in respect of each undrawn letter of credit, a fee and interest rate equal to the then-applicable margin under the Credit Facility while the letter of credit is outstanding. The availability period under the Credit Facility will terminate on June 14, 2023 and the Credit Facility will mature on June 14, 2024. During the period from June 14, 2023 to June 14, 2024, the Company will be obligated to make mandatory prepayments under the Credit Facility out of the proceeds of certain asset sales, other recovery events and equity and debt issuances.
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

Summary of Facilities
The Facilities consisted of the following as of December 31, 2019 and 2018:

	December 31, 2019
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
SPV Credit Facility	$275,000	$232,469	$42,531	$4,225
Credit Facility	688,000	384,074	303,926	264,198
Total	$963,000	$616,543	$346,457	$268,423

	December 31, 2018
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
SPV Credit Facility	$400,000	$224,135	$175,865	$2,547
Credit Facility	413,000	290,500	122,500	122,500
Total	$813,000	$514,635	$298,365	$125,047

(1)	The unused portion is the amount upon which commitment fees are based.

(2)	Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
For the years ended December 31, 2019, 2018 and 2017, the components of interest expense and credit facility fees were as follows:

	For the years ended December 31,
	2019	2018	2017
Interest expense	$30,221	$37,801	$24,510
Facility unused commitment fee	1,263	1,260	1,117
Amortization of deferred financing costs	1,618	901	745
Other fees	198	134	121
Total interest expense and credit facility fees	$33,300	$40,096	$26,493
Cash paid for interest expense	$30,312	$34,676	$22,519

Average principal debt outstanding	$676,347	$864,734	$728,144
Weighted average interest rate	4.41%	4.32%	3.32%

As of December 31, 2019 and 2018, the components of interest and credit facility fees payable were as follows:

	As of December 31,
	2019	2018

Interest expense payable	$2,201	$2,978
Unused commitment fees payable	187	205
Other credit facility fees payable	30	23
Interest and credit facility fees payable	$2,418	$3,206

Weighted average interest rate (based on floating LIBOR rates)	3.88%	4.67%
7. NOTES PAYABLE
4.750% Senior Unsecured Notes
On December 30, 2019, the Company closed a private offering of $115.0 million in aggregate principal amount of 4.750% Senior Unsecured Notes due December 31, 2024 (the "Senior Notes"). Interest is payable quarterly, beginning March

31, 2020. This interest rate is subject to increase (up to 5.75%) in the event that, subject to certain exceptions, the Senior Notes cease to have an investment grade rating. The Company is obligated to offer to repay the notes at par if certain change in control events occur. The Senior Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. Interest expense on the Senior Notes was not significant for the year ended December 31, 2019.
The note purchase agreement for the Senior Notes contains customary terms and conditions for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a business development company within the meaning of the Investment Company Act and a regulated investment company under the Code, minimum asset coverage ratio and interest coverage ratio, and prohibitions on certain fundamental changes at the Company or any subsidiary guarantor, as well as customary events of default with customary cure and notice, including, without limitation, nonpayment, breach of covenant, material breach of representation or warranty under the note purchase agreement, cross-acceleration under other indebtedness of the Company or certain significant subsidiaries, certain judgments and orders, and certain events of bankruptcy. As of December 31, 2019, the Company was in compliance with these terms and conditions.
2015-1R Notes
On June 26, 2015, the Company completed the 2015-1 Debt Securitization. The 2015-1 Notes were issued by the 2015-1 Issuer, a wholly-owned and consolidated subsidiary of the Company. The 2015-1 Debt Securitization was executed through a private placement of the 2015-1 Notes, consisting of:
•$160,000 of Aaa/AAA Class A-1A Notes;
•$40,000 of Aaa/AAA Class A-1B Notes;
•$27,000 of Aaa/AAA Class A-1C Notes; and
•$46,000 of Aa2 Class A-2 Notes.
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
The Investment Adviser serves as collateral manager to the 2015-1 Issuer under a collateral management agreement (the “Collateral Management Agreement”). Pursuant to the Collateral Management Agreement, the 2015-1 Issuer pays management fees (comprised of base management fees, subordinated management fees and incentive management fees) to the Investment Adviser for rendering collateral management services. As per the Collateral Management Agreement, for the period the Company retains all of the 2015-1 Issuer Preferred Interests, the Investment Adviser does not earn management fees for providing such collateral management services. The Company currently retains all of the 2015-1 Issuer Preferred Interests, thus the Investment Adviser did not earn any management fees from the 2015-1 Issuer for the year ended December 31, 2019 and 2018. Any such waived fees may not be recaptured by the Investment Adviser.
Pursuant to an undertaking by the Company in connection with the 2015-1 Debt Securitization Refinancing, the Company has agreed to hold on an ongoing basis the 2015-1 Issuer Preferred Interests with an aggregate dollar purchase price at least equal to 5% of the aggregate outstanding amount of all collateral obligations by the 2015-1 Issuer for so long as any securities of the 2015-1 Issuer remain outstanding. As of December 31, 2019, the Company was in compliance with its undertaking.
The 2015-1 Issuer pays ongoing administrative expenses to the trustee, independent accountants, legal counsel, rating agencies and independent managers in connection with developing and maintaining reports, and providing required services in connection with the administration of the 2015-1 Issuer.
As of December 31, 2019, there were 59 first lien and second lien senior secured loans with a total fair value of approximately $538,923 and cash of $6,378 securing the 2015-1R Notes. The pool of loans in the securitization must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture governing the 2015-1R Notes.
For the years ended December 31, 2019 and 2018, the effective annualized weighted average interest rates, which include amortization of debt issuance costs on the 2015-1R Notes and 2015-1 Notes, were 4.47% and 4.24%, respectively based on floating LIBOR rates, excluding the one-time impact of the 2015-1 Debt Securitization Refinancing. As of December 31, 2019 and 2018, the weighted average interest rates were 4.01% and 4.42%, respectively, based on floating LIBOR rates.

As of December 31, 2019 and 2018, $3,891 and $4,294, respectively, of interest expense was included in interest and credit facility fees payable. For the years ended December 31, 2019, 2018 and 2017, the components of interest expense on the 2015-1R and 2015-1 Notes were as follows:

	For the years ended December 31,
	2019	2018	2017
Interest expense	$20,104	$14,079	$9,010
Amortization of deferred financing costs	247	995	204
Total interest expense	$20,351	$15,074	$9,214
Cash paid for interest expense	$19,669	$11,787	$8,713

Related to the 2015-1 Debt Securitization Refinancing, $652 of debt issuance costs were immediately expensed on August 30, 2018 in lieu of continuing to amortize over the term of the notes.
8. COMMMITMENTS AND CONTINGENCIES
A summary of significant contractual payment obligations was as follows as of December 31, 2019 and 2018:

Payment Due by Period	December 31, 2019	December 31, 2018
Less than 1 Year	$—	$—
1-3 Years	—	—
3-5 Years	731,543	514,635
More than 5 Years	449,200	449,200
Total	$1,180,743	$963,835

In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of December 31, 2019 and 2018 for any such exposure.
The Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par Value as of
	December 31, 2019	December 31, 2018
Unfunded delayed draw commitments	$75,874	$97,261
Unfunded revolving term loan commitments	74,016	59,856
Total unfunded commitments	$149,890	$157,117
9. NET ASSETS
The Company has the authority to issue 200,000,000 shares of common stock, $0.01 per share par value. On November 5, 2018, the Company’s Board of Directors approved a $100 million stock repurchase program (the “Company Stock Repurchase Program”). The Company Stock Repurchase Program was to be in effect until November 5, 2019, or until the approved dollar amount had been used to repurchase shares. On November 4, 2019, the Company's Board of Directors approved the continuation of the Company Stock Repurchase Program until November 5, 2020, or until the approved dollar amount has been used to repurchase shares.

During the year ended December 31, 2019, the Company repurchased and extinguished 4,466,440 shares for $64,717. The following table summarizes capital activity during the year ended December 31, 2019:

	Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss) on Investments	Accumulated Net Unrealized Appreciation (Depreciation) on Investments	Total Net Assets
	Shares	Amount
Balance, beginning of year	62,230,251	$622	$1,174,334	$(1,633)	$5,901	$(44,572)	$(71,434)	$1,063,218
Offering costs	—	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	—	107,665	—	—	107,665
Net realized gain (loss) on investments	—	—	—	—	—	(38,343)	—	(38,343)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	—	(7,992)	(7,992)
Dividends declared	—	—	—	—	(103,360)	—	—	(103,360)
Repurchase of common stock	(4,466,440)	(44)	(64,673)	—	—	—	—	(64,717)
Tax reclassification of stockholders’ equity in accordance with U.S. GAAP	—	—	(423)	—	162	261	—	—
Balance, end of year	57,763,811	$578	$1,109,238	$(1,633)	$10,368	$(82,654)	$(79,426)	$956,471

During the year ended December 31, 2018, the Company issued 361,056 shares for $6,629 in connection with the reinvestment of dividends. The following table summarizes capital activity during the year ended December 31, 2018:

	Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss) on Investments	Accumulated Net Unrealized Appreciation (Depreciation) on Investments	Total Net Assets
	Shares	Amount
Balance, beginning of year	62,207,603	$622	$1,172,807	$(1,618)	$2,522	$(43,548)	$(3,481)	$1,127,304
Reinvestment of dividends	361,056	4	6,625	—	—	—	—	6,629
Offering costs	—	—	—	(15)	—	—	—	(15)
Net investment income (loss)	—	—	—	—	108,436	—	—	108,436
Net realized gain (loss) on investments	—	—	—	—	—	(1,368)	—	(1,368)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	—	(67,953)	(67,953)
Dividends declared	—	—	—	—	(104,948)	—	—	(104,948)
Repurchase of common stock	(338,408)	(4)	(4,863)	—	—	—	—	(4,867)
Tax reclassification of stockholders’ equity in accordance with U.S. GAAP	—	—	(235)	—	(109)	344	—	—
Balance, end of year	62,230,251	$622	$1,174,334	$(1,633)	$5,901	$(44,572)	$(71,434)	$1,063,218

During the year ended December 31, 2017, the Company issued 20,505,285 shares for $373,700 including reinvestment of dividends. In connection with the NFIC Acquisition, the Company issued 434,233 shares of common stock valued at approximately $8,046. See Note 14 to these consolidated financial statements for additional information regarding the NFIC Acquisition. In connection with the Company’s IPO, the Company issued 9,454,200 shares of common stock (including shares issued pursuant to the exercise of the underwriters’ over-allotment option) at a public offering price of $18.50 per share. Net of underwriting costs, the Company received cash proceeds of $169,488. The following table summarizes capital activity during the year ended December 31, 2017:

	Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss) on Investments	Accumulated Net Unrealized Appreciation (Depreciation) on Investments	Total Net Assets
	Shares	Amount
Balance, beginning of year	41,702,318	$417	$799,580	$(74)	$(3,207)	$(25,357)	$(7,222)	$764,137
Common stock issued	20,146,561	201	366,818	—	—	—	—	367,019
Reinvestment of dividends	358,724	4	6,677	—	—	—	—	6,681
Offering costs	—	—	—	(1,544)	—	—	—	(1,544)
Net investment income (loss)	—	—	—	—	92,151	—	—	92,151
Net realized gain (loss) on investments	—	—	—	—	—	(11,692)	—	(11,692)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	—	3,741	3,741
Dividends declared	—	—	—	—	(93,189)	—	—	(93,189)
Tax reclassification of stockholders’ equity in accordance with U.S. GAAP	—	—	(268)	—	6,767	(6,499)	—	—
Balance, end of year	62,207,603	$622	$1,172,807	$(1,618)	$2,522	$(43,548)	$(3,481)	$1,127,304

There were no shares issued related to capital activity during the year ended December 31, 2019. The following table summarizes total shares issued and proceeds received related to capital activity during the years ended December 31, 2018 and December 31, 2017:

Year Ended December 31, 2018	Shares Issued	Proceeds Received
January 17, 2018*	361,056	$6,629
Total	361,056	$6,629

Year Ended December 31, 2017	Shares Issued	Proceeds Received
January 24, 2017*	5,837	$108
April 24, 2017*	5,133	94
May 19, 2017	2,141,417	39,488
June 9, 2017	8,116,711	149,997
June 9, 2017**	434,233	8,046
June 19, 2017***	9,000,000	161,505
July 5, 2017	454,200	7,983
October 18, 2017*	347,754	6,479
Total	20,505,285	$373,700
* Represents shares issued upon the reinvestment of dividends.
** Represents shares issued in accordance with the elections of the NFIC stockholders pursuant to the NFIC Acquisition (see Note 14, NFIC Acquisition, to these consolidated financial statements).
*** Represents shares issued and net proceeds received in connection with the Company’s IPO.

On June 19, 2017, the Company closed its IPO, issuing 9,454,200 shares of its common stock (including the exercise of the underwriters’ over-allotment option on July 5, 2017) at a public offering price of $18.50 per share. Net of underwriting costs, the common stock issued in the IPO and net asset value experienced dilution during the period, and such subscription and IPO transactions decreased net asset value by $0.11 per share for the year ended December 31, 2017.
The Company computes earnings per common share in accordance with ASC 260, Earnings Per Share. Basic earnings per common share were calculated by dividing net increase (decrease) in net assets resulting from operations attributable to the Company by the weighted-average number of common shares outstanding for the year.

Basic and diluted earnings per common share were as follows:

	For the years ended December 31,
	2019	2018	2017
Net increase (decrease) in net assets resulting from operations	$61,330	$39,115	$84,200
Weighted-average common shares outstanding	60,189,502	62,533,614	52,997,450
Basic and diluted earnings per common share	$1.02	$0.63	$1.59
The following table summarizes the Company’s dividends declared during the three most recent fiscal years:

Date Declared	Record Date	Payment Date	Per Share Amount
March 20, 2017	March 20, 2017	April 24, 2017	$0.41
June 20, 2017	June 30, 2017	July 18, 2017	$0.37
August 7, 2017	September 29, 2017	October 18, 2017	$0.37
November 7, 2017	December 29, 2017	January 17, 2018	$0.37
December 13, 2017	December 29, 2017	January 17, 2018	$0.12	(1)
February 26, 2018	March 29, 2018	April 17, 2018	$0.37
May 2, 2018	June 29, 2018	July 17, 2018	$0.37
August 6, 2018	September 28, 2018	October 17, 2018	$0.37
November 5, 2018	December 28, 2018	January 17, 2019	$0.37
December 12, 2018	December 28, 2018	January 17, 2019	$0.20	(1)
February 22, 2019	March 29, 2019	April 17, 2019	$0.37
May 6, 2019	June 28, 2019	July 17, 2019	$0.37
June 17, 2019	June 28, 2019	July 17, 2019	$0.08	(1)
August 5, 2019	September 30, 2019	October 17, 2019	$0.37
November 4, 2019	December 31, 2019	January 17, 2020	$0.37
December 12, 2019	December 31, 2019	January 17, 2020	$0.18	(1)

(1)	Represents a special dividend.

10. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of consolidated financial highlights for the years ended December 31, 2019, 2018, 2017, 2016 and 2015:

	For the years ended December 31,
	2019	2018	2017	2016	2015
Per Share Data:
Net asset value per share, beginning of year	$17.09	$18.12	$18.32	$18.14	$18.86
Net investment income (loss) (1)	1.79	1.73	1.74	1.65	1.43
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	(0.75)	(1.10)	(0.19)	0.20	(0.52)
Net increase (decrease) in net assets resulting from operations	1.04	0.63	1.55	1.85	0.91
Dividends declared (2)	(1.74)	(1.68)	(1.64)	(1.68)	(1.74)
Accretion due to share repurchases	0.17	0.02	—	—	—
Effect of offering price of subscriptions and the offering price of common stock in the IPO, net of underwriting and offering costs (3)	—	—	(0.11)	0.01	0.11
Net asset value per share, end of year	$16.56	$17.09	$18.12	$18.32	$18.14
Market price per share, end of year	$13.38	12.40	20.04	n/a	n/a
Number of shares outstanding, end of year	57,763,811	62,230,251	62,207,603	41,702,318	31,524,803
Total return based on net asset value (4)	7.08%	3.59%	7.86%	10.25%	5.41%
Total return based on market price (5)	21.94%	(29.74)%	14.97%	n/a	n/a
Net assets, end of year	$956,471	$1,063,218	$1,127,304	$764,137	$571,726
Ratio to average net assets:
Expenses net of waiver, before incentive fees	8.79%	6.77%	5.25%	5.46%	5.11%
Expenses net of waiver, after incentive fees	11.05%	8.81%	7.39%	7.69%	6.94%
Expenses gross of waiver, after incentive fees	11.05%	8.81%	7.97%	8.62%	7.86%
Net investment income (loss) (6)	10.47%	9.64%	9.35%	8.93%	7.33%
Interest expense and credit facility fees	5.22%	3.57%	2.69%	2.85%	2.37%
Ratios/Supplemental Data:
Asset coverage, end of period	181.01%	210.31%	234.86%	209.97%	212.70%
Portfolio turnover	38.97%	45.88%	49.18%	32.39%	26.04%
Weighted-average shares outstanding	60,189,502	62,533,614	52,997,450	36,152,390	24,830,200

(1)
For the years ended December 31, 2019, 2018, 2017, 2016 and 2015, net investment income (loss) per share was calculated as net investment income (loss) for the year divided by the weighted-average number of shares outstanding for the year.

(2)
For the years ended December 31, 2019, 2018, 2017, 2016 and 2015, dividends declared per share was calculated as the sum of dividends declared during the year divided by the number of shares outstanding at each respective quarter-end date (refer to Note 9 to these consolidated financial statements).

(3)
Increase (decrease) is due to the offering price of subscriptions and the issuance of common stock in the IPO, net of underwriting and offering costs during the period (refer to Note 9 to these consolidated financial statements).

(4)
Total return is based on the change in net asset value per share during the year plus the declared dividends, assuming reinvestment of dividends in accordance with the dividend reinvestment plan, divided by the beginning net asset value for the year. Total return for the years ended December 31, 2017, 2016, and 2015 was inclusive of $(0.11), $0.01, and $0.11 respectively, per share increase (decrease) in net asset value for the years related to the offering price of subscriptions and the offering price of common stock in the IPO, net of underwriting and offering costs during the year. Excluding the effects of these common stock issuances, total return would have been 8.46%, 10.20%, and 4.83%, respectively (refer to Note 9 to these consolidated financial statements).

(5)
Total return based on market value (not annualized) is calculated as the change in market value per share during the period plus the declared dividends, assuming reinvestment of dividends in accordance with the dividend reinvestment plan, divided by the beginning market price for the period.

(6)	The net investment income ratio is net of the waiver of base management fees.

11. LITIGATION
The Company may become party to certain lawsuits in the ordinary course of business. The Company does not believe that the outcome of current matters, if any, will materially impact the Company or its consolidated financial statements. As of December 31, 2019 and 2018, the Company was not subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company.
In addition, portfolio investments of the Company could be the subject of litigation or regulatory investigations in the ordinary course of business. The Company does not believe that the outcome of any current contingent liabilities of its portfolio investments, if any, will materially affect the Company or these consolidated financial statements.
12. TAX
The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of December 31, 2019 and 2018.
In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. As of December 31, 2019 and 2018, the Company had filed tax returns and therefore is subject to examination.
Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are reclassified among the Company’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from U.S. GAAP. As of December 31, 2019 and 2018, permanent differences primarily due to non-deductible excise tax and non-deductible expenses from investments in partnerships resulted in a net decrease in distributable earnings (loss) by $423 and $235, respectively, and net decrease in additional paid-in capital in excess of par by $423 and $235, respectively, on the Consolidated Statements of Assets and Liabilities. Total earnings and NAV were not affected.
The tax character of the distributions paid for the fiscal years ended December 31, 2019, 2018 and 2017 was as follows:

	For the years ended December 31,
	2019	2018	2017
Ordinary income	$103,360	$104,948	$93,189
Tax return of capital	$—	$—	$—

Income Tax Information and Distributions to Stockholders
As of December 31, 2019 and 2018, the components of accumulated earnings (deficit) on a tax basis were as follows:

	2019	2018
Undistributed ordinary income	$11,639	$7,625
Other book/tax temporary differences(1)	(1,271)	(1,725)
Capital loss carryforwards	(83,433)	(45,151)
Net unrealized appreciation (depreciation) on investments(2)	(78,646)	(70,854)
Total accumulated earnings (deficit)	$(151,711)	$(110,105)

(1)	Consists of the unamortized portion of organization costs as of December 31, 2019 and 2018, respectively.

(2)
The difference between the book-basis and tax-basis unrealized appreciation (depreciation) on investments is attributable primarily to the tax deferral of losses on wash sales, the tax treatment of partnership investments, the tax treatment of passive foreign investment companies, which include the structured finance obligations. Also, consists of book to tax difference on interest income on CLO equity investments recognized using the effective yield method for financial statement purposes.

As of December 31, 2019 and 2018, the cost of investments for federal income tax purposes and gross unrealized appreciation and depreciation on investments were as follows:

	2019	2018
Cost of investments	$2,200,671	$2,043,012
Gross unrealized appreciation on investments	17,094	81,038
Gross unrealized depreciation on investments	(95,740)	(151,892)
Net unrealized appreciation (depreciation) on investments	$(78,646)	$(70,854)
On December 22, 2010, the Regulated Investment Company Modernization Act of 2010 (the “RIC Modernization Act”) was enacted which changed various technical rules governing the tax treatment of RICs. The changes are generally effective for taxable years beginning after the date of enactment. Under the RIC Modernization Act, the fund will be permitted to carry forward capital losses incurred in taxable years beginning after the date of enactment for an unlimited period. However, any losses incurred during those future taxable years will be required to be utilized prior to the losses incurred in pre-enactment taxable years, which carry an expiration date. As a result of this ordering rule, pre-enactment capital loss carryforwards may be more likely to expire unused. Additionally, post-enactment capital losses that are carried forward will retain their character as either short-term or long-term losses rather than being considered all short-term as under previous law. As of December 31, 2019 and 2018, the Company did not have any pre-enactment capital loss carryforwards, and had $83,433 and $45,151, respectively, of post enactment capital loss carryforwards, $11,142 and $6,364 of which were post-enactment short-term capital loss carryforwards, respectively, and $72,291 and $38,787, of which were post-enactment long-term capital loss carryforwards, respectively.
13. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2019
	Q4	Q3	Q2	Q1
Total investment income	$53,465	$55,779	$56,867	$55,187
Net expenses	27,853	29,024	28,896	27,625
Net investment income (loss)	25,377	26,755	27,971	27,652
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	1,459	(35,744)	(18,214)	6,164
Net increase (decrease) in net assets resulting from operations	26,836	(8,989)	9,757	33,726
NAV per share	16.56	16.58	17.06	17.30
Basic and diluted earnings per common share	$0.46	$(0.15)	$0.16	$0.55

	2018
	Q4	Q3	Q2	Q1
Total investment income	$56,311	$51,280	$52,452	$47,483
Net expenses	26,900	25,595	24,242	22,353
Net investment income (loss)	29,411	25,685	28,210	25,130
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	(30,571)	(19,605)	(15,104)	(4,041)
Net increase (decrease) in net assets resulting from operations	(1,160)	6,080	13,106	21,089
NAV per share	16.59	17.66	17.93	18.09
Basic and diluted earnings per common share	$(0.02)	$0.10	$0.21	$0.34

	2017
	Q4	Q3	Q2	Q1
Total investment income	$49,510	$42,648	$38,744	$34,099
Net expenses	22,994	17,568	17,296	14,992
Net investment income (loss)	26,516	25,080	21,448	19,107
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	467	463	(5,947)	(2,934)
Net increase (decrease) in net assets resulting from operations	26,983	25,543	15,501	16,173
NAV per share	18.12	18.18	18.14	18.30
Basic and diluted earnings per common share	$0.44	$0.41	$0.34	$0.39
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
Subsequent to December 31, 2019, the Company borrowed $97,500 under the Facilities to fund investment acquisitions. The Company also voluntarily repaid $28,994 under the Facilities.
On February 24, 2020, the Board of Directors declared a quarterly dividend of $0.37, which is payable on April 17, 2020 to stockholders of record on March 31, 2020.

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
Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting as of December 31, 2019 was effective.
Attestation Report of the Registered Public Accounting Firm

Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting, which is contained in Part II, Item 8 of this Form 10-K, “Financial Statements and Supplementary Data.”
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
On February 24, 2020, the Board of Directors of the Company appointed Peter Gaunt as the Company’s Treasurer and principal accounting officer, effective March 31, 2020.  Mr. Gaunt will succeed Michele Reing, who has acted in these roles on an interim basis since September 23, 2019. Mr. Gaunt, 38, joined The Carlyle Group, Inc. as a Principal in Carlyle Global Credit in December 2019. Prior to joining Carlyle, Mr. Gaunt was Corporate Controller at Hercules Capital, where he led the accounting, FP&A, Treasury and Capital Markets teams. Prior to Hercules Capital, Mr. Gaunt was a Senior Manager in Ernst & Young’s Wealth and Asset Management Practice servicing Business Development Companies, Mortgage REITs, Mutual Funds and Private Equity Funds. Mr. Gaunt also spent time with Credit Suisse in its Asset Management division.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2020 annual meeting of stockholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.
Information relating to our codes of ethics, which apply to, among others, our Chief Executive Officer and Chief Financial Officer, is included in Part I, Item 1 of this Form 10-K “Business-Regulation-Code of Ethics.”
Item 11. Executive Compensation
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2020 annual meeting of stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2020 annual meeting of stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2020 annual meeting of stockholders.
Item 14. Principal Accountant Fees and Services
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2020 annual meeting of stockholders.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Documents filed as part of this annual report
The following reports and consolidated financial statements are set forth in Part II, Item 8 of this Form 10-K:
(b) Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously field with the SEC:

3.1	Articles of Amendment and Restatement(1)

3.2	Articles of Amendment(2)

3.3	Amended and Restated Bylaws(3)

3.4	First Amendment to the Amended and Restated Bylaws(4)

4.1	Form of Subscription Agreement for Private Offerings(5)

4.2	Description of Registered Securities*

10.1	Indenture, dated as of June 26, 2015, between Carlyle GMS Finance MM CLO 2015-1 LLC, as issuer, and State Street Bank and Trust Company, as trustee(6)

10.2	Dividend Reinvestment Plan for TCG BDC, Inc.(7)

10.3	Second Amended and Restated Investment Advisory Agreement, dated August 6, 2018, by and between the Company and Carlyle Global Credit Investment Management L.L.C.(8)

10.4	Custodian Agreement, dated March 21, 2012, between Carlyle GMS Finance, Inc. and State Street Bank and Trust Company, as custodian(9)

10.5	Administration Agreement, dated as of April 3, 2013 by and between Carlyle GMS Finance, Inc. and Carlyle GMS Finance Administration L.L.C., as administrator(10)

10.6	Form of Indemnification Agreement(11)

10.7
Loan and Servicing Agreement, dated as of May 24, 2013, among Carlyle GMS Finance SPV LLC, as borrower, Carlyle GMS Finance, Inc., as servicer and transferor, each of the Conduit Lenders, Liquidity Banks, Lender Agent and Institutional Lenders party thereto, Citibank, N.A. as collateral and administrative agent, Wells Fargo Bank, National Association, as account bank, backup servicer and collateral administrator, and Citibank, N.A. and Suntrust Robinson Humphrey, Inc., as joint lead arrangers(12)

10.8
Senior Secured Revolving Credit Agreement, dated as of March 21, 2014 and Conformed through Amendment No. 5 dated as of June 14, 2019, among Carlyle GMS Finance, Inc., as borrower, the Lenders party thereto, Suntrust Bank, as administrative agent, and JPMorgan Chase Bank, N.A., as syndication agent(13)

10.9
First Amendment to the Loan and Servicing Agreement, dated as of June 30, 2014, among Carlyle GMS Finance SPV LLC, as borrower, Carlyle GMS Finance, Inc., as servicer and transferor, each of the Conduit Lenders, Liquidity Banks, Lender Agent and Institutional Lenders party thereto, Citibank, N.A. as collateral and administrative agent, Wells Fargo Bank, National Association, as account bank, backup servicer and collateral administrator, and Citibank, N.A. and Suntrust Robinson Humphrey, Inc., as joint lead arrangers(14)

10.10
Second Amendment to the Loan and Servicing Agreement, dated as of June 19, 2015, among Carlyle GMS Finance SPV LLC, as borrower, Carlyle GMS Finance, Inc., as servicer and transferor, each of the Conduit Lenders, Liquidity Banks, Lender Agent and Institutional Lenders party thereto, Citibank, N.A. as collateral and administrative agent, Wells Fargo Bank, National Association, as account bank, backup servicer and collateral administrator, and Citibank, N.A. and Suntrust Robinson Humphrey, Inc., as joint lead arrangers(15)

10.11	Collateral Management Agreement, dated as of June 26, 2015, by and between Carlyle GMS Finance MM CLO 2015-1 LLC, as issuer, and Carlyle GMS Investment Management L.L.C., as collateral manager(16)

10.12	Contribution Agreement, dated as of June 26, 2015, by and between Carlyle GMS Finance, Inc., as the contributor, and Carlyle GMS Finance MM CLO 2015-1 LLC, as the contributee(17)

10.13
Third Amendment to the Loan and Servicing Agreement, dated as of June 9, 2016, among Carlyle GMS Finance SPV LLC, as borrower, Carlyle GMS Finance, Inc., as servicer and transferor, each of the Conduit Lenders, Liquidity Banks, Lender Agent and Institutional Lenders party thereto, Citibank, N.A. as collateral and administrative agent, Wells Fargo Bank, National Association, as account bank, backup servicer and collateral administrator, and Citibank, N.A., as lead arranger(18)

10.14
Fourth Amendment to the Loan and Servicing Agreement, dated as of May 26, 2017, among TCG BDC SPV LLC, as borrower, TCG BDC, Inc., as servicer and transferor, each of the Conduit Lenders, Liquidity Banks, Lender Agents and Institutional Lenders party thereto, Citibank, N.A. as collateral and administrative agent, Wells Fargo Bank, National Association, as account bank, backup servicer and collateral administrator, and Citibank, N.A., as lead arranger(19)

10.15	Second Amended and Restated Limited Liability Company Agreement, dated as of June 24, 2016, between Carlyle GMS Finance, Inc. and Credit Partners USA LLC, as members(20)

10.16	Agreement and Plan of Merger, dated as of May 3, 2017, between TCG BDC, Inc. and NF Investment Corp.(21)

10.17
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

10.18	First Supplemental Indenture, dated as of August 30, 2018, between Carlyle Direct Lending CLO 2015-1R LLC, as issuer, and State Street Bank and Trust Company, as trustee(23)

10.19	Note Purchase Agreement, dated December 30, 2019, by and between TCG BDC, Inc. and the purchasers party thereto(24)

14.1	Code of Ethics for TCG BDC, Inc.(25)

14.2	Code of Ethics for Carlyle Global Credit Investment Management L.L.C.*

21.1	List of Subsidiaries*

31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Consolidated Financial Statements of Middle Market Credit Fund, LLC for the years ended December 31, 2019 and 2018.*

*	Filed herewith.

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-12G/A filed by the Company on April 11, 2013 (File No. 000-54899)

(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K filed by the Company on March 22, 2017 (File No. 000-54899)

(3)	Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-12G/A filed by the Company on April 11, 2013 (File No. 000-54899)

(4)	Incorporated by reference to Exhibit 3.4 to the Company’s Form 10-K filed by the Company on March 22, 2017 (File No. 000-54899)

(5)	Incorporated by reference to Exhibit 4.1 to the Company’s Form 10-12G/A filed by the Company on April 11, 2013 (File No. 000-54899)

(6)	Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed by the Company on August 12, 2015 (File No. 814-00995)

(7)	Incorporated by reference to Exhibit (e)(1) to the Company’s Form N-2 filed by the Company on June 5, 2017 (File No. 333-218114)

(7)	Incorporated by reference to Exhibit (e)(2) to the Company’s Form N-2 filed by the Company on June 5, 2017 (File No. 333-218114)

(8)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed by the Company on November 6, 2018 (File No. 814-00995)

(9)	Incorporated by reference to Exhibit (j) to the Company’s Registration Statement on Form N-2 filed by the Company on May 19, 2017 (File No. 333-218114)

(10)	Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-12G/A filed by the Company on April 11, 2013 (File No. 000-54899)

(11)	Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-12G/A filed by the Company on April 11, 2013 (File No. 000-54899)

(12)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed by the Company on July 31, 2013 (File No. 814-00995)

(13)	Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed by the Company on August 6, 2019 (File No. 814-00995)

(14)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed by the Company on August 13, 2014 (File No. 814-00995)

(15)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed by the Company on August 12, 2015 (File No. 814-00995)

(16)	Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed by the Company on August 12, 2015 (File No. 814-00995)

(17)	Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed by the Company on August 12, 2015 (File No. 814-00995)

(18)	Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed by the Company on August 8, 2016 (File No. 814-00995)

(19)	Incorporated by reference to Exhibit (k)(13) to the Company’s Form N-2 filed by the Company on June 5, 2017 (File No. 333-218114)

(20)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed by the Company on November 10, 2016 (File No. 814-00995)

(21)	Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed by the Company on May 9, 2017 (File No. 814-00995)

(22)	Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed by the Company on November 6, 2018 (File No. 814-00995)

(23)	Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed by the Company on November 6, 2018 (File No. 814-00995)

(24)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed by the Company on December 30, 2019 (File No. 814-00995)

(25)	Incorporated by reference to Exhibit 14.1 to the Company’s Form 10-K filed by the Company on February 26, 2019 (File No. 814-00995)

(c) Consolidated Financial Statement Schedules
Separate financial statements of subsidiaries not consolidated:
Consolidated Financial Statements of Middle Market Credit Fund, LLC for the years ended December 31, 2019 and 2018 are filed as Exhibit 99.1 hereto.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TCG BDC, INC.

Dated: February 25, 2020	By	/s/ Linda Pace
Linda Pace
Director and Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: February 25, 2020	By	/s/ Linda Pace
Linda Pace
Director and Chief Executive Officer (principal executive officer)

Dated: February 25, 2020	By	/s/ Thomas M. Hennigan
Thomas M. Hennigan
Chief Financial Officer (principal financial officer)

Dated: February 25, 2020	By	/s/ Michele Reing
Michele Reing
Treasurer (principal accounting officer)

Dated: February 25, 2020	By	/s/ Nigel D.T. Andrews
Nigel D.T. Andrews
Director

Dated: February 25, 2020	By	/s/ Leslie E. Bradford
Leslie E. Bradford
Director

Dated: February 25, 2020	By	/s/ Eliot P.S. Merrill
Eliot P.S. Merrill
Director

Dated: February 25, 2020	By	/s/ John G. Nestor
John G. Nestor
Director