Form 10-Q
period 2020-03-31
TCG BDC, INC.
filed 2020-05-05
CIK 1544206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☐    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding at May 5, 2020 was 56,308,616.

TCG BDC, INC.

TCG BDC, INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollar amounts in thousands, except per share data)

	March 31, 2020	December 31, 2019
ASSETS	(unaudited)
Investments, at fair value
Investments—non-controlled/non-affiliated, at fair value (amortized cost of $2,007,160 and $1,960,755, respectively)	$1,826,422	$1,897,057
Investments—controlled/affiliated, at fair value (amortized cost of $240,167 and $240,696, respectively)	197,855	226,907
Total investments, at fair value (amortized cost of $2,247,327 and $2,201,451, respectively)	2,024,277	2,123,964
Cash and cash equivalents	65,525	36,751
Receivable for investment sold	15,655	6,162
Deferred financing costs	4,026	4,032
Interest receivable from non-controlled/non-affiliated investments	10,406	9,462
Interest and dividend receivable from controlled/affiliated investments	6,350	6,845
Prepaid expenses and other assets	587	317
Total assets	$2,126,826	$2,187,533
LIABILITIES
Secured borrowings (Note 6)	$701,609	$616,543
2015-1 Notes payable, net of unamortized debt issuance costs of $2,849 and $2,911, respectively (Note 7)	446,351	446,289
Senior Notes (Note 7)	115,000	115,000
Payable for investments purchased	24,345	—
Interest and credit facility fees payable (Notes 6 and 7)	6,100	6,764
Dividend payable (Note 9)	20,824	31,760
Base management and incentive fees payable (Note 4)	12,333	13,236
Administrative service fees payable (Note 4)	98	77
Other accrued expenses and liabilities	1,632	1,393
Total liabilities	1,328,292	1,231,062
Commitments and contingencies (Notes 8 and 11)
EQUITY
NET ASSETS
Common stock, $0.01 par value; 200,000,000 shares authorized; 56,308,616 and 57,763,811 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively)	563	578
Paid-in capital in excess of par value	1,093,250	1,109,238
Offering costs	(1,633)	(1,633)
Total distributable earnings (loss)	(293,646)	(151,712)
Total net assets	$798,534	$956,471
NET ASSETS PER SHARE	$14.18	$16.56
The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollar amounts in thousands, except per share data)
(unaudited)

	For the three month periods ended
	March 31, 2020	March 31, 2019
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$41,465	$45,242
Other income	2,344	2,028
Total investment income from non-controlled/non-affiliated investments	43,809	47,270
From non-controlled/affiliated investments:
Interest income	—	379
Total investment income from non-controlled/affiliated investments	—	379
From controlled/affiliated investments:
Interest income	3,236	3,538
Dividend income	3,500	4,000
Total investment income from controlled/affiliated investments	6,736	7,538
Total investment income	50,545	55,187
Expenses:
Base management fees (Note 4)	7,386	7,685
Incentive fees (Note 4)	5,086	5,846
Professional fees	667	745
Administrative service fees (Note 4)	106	216
Interest expense (Notes 6 and 7)	12,179	11,991
Credit facility fees (Note 6)	590	568
Directors’ fees and expenses	96	93
Other general and administrative	411	421
Total expenses	26,521	27,565
Net investment income (loss) before taxes	24,024	27,622
Excise tax expense	52	60
Net investment income (loss)	23,972	27,562
Net realized gain (loss) and net change in unrealized appreciation (depreciation):
Net realized gain (loss) on investments:
Non-controlled/non-affiliated investments	(1,697)	899
Controlled/affiliated investments	—	—
Currency gains (losses) on non-investment assets and liabilities	(150)	—
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliated investments	(117,042)	2,473
Non-controlled/affiliated investments	—	2,296
Controlled/affiliated investments	(28,521)	496
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	2,338	—
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	(145,072)	6,164
Net increase (decrease) in net assets resulting from operations	$(121,100)	$33,726
Basic and diluted earnings per common share (Note 9)	$(2.12)	$0.55
Weighted-average shares of common stock outstanding—Basic and Diluted (Note 9)	57,112,193	61,772,774
The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollar amounts in thousands)
(unaudited)

	For the three month periods ended
	March 31, 2020	March 31, 2019
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$23,972	$27,562
Net realized gain (loss)	(1,847)	899
Net change in unrealized appreciation (depreciation) on investments	(145,563)	5,265
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	2,338	—
Net increase (decrease) in net assets resulting from operations	(121,100)	33,726
Capital transactions:
Repurchase of common stock	(16,003)	(14,085)
Dividends declared (Note 12)	(20,834)	(22,672)
Net increase (decrease) in net assets resulting from capital share transactions	(36,837)	(36,757)
Net increase (decrease) in net assets	(157,937)	(3,031)
Net Assets at beginning of period	956,471	1,063,218
Net Assets at end of period	$798,534	$1,060,187

The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollar amounts in thousands)
(unaudited)

	For the three month periods ended
	March 31, 2020	March 31, 2019
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(121,100)	$33,726
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	305	298
Net accretion of discount on investments	(2,586)	(2,161)
Paid-in-kind interest	(179)	(1,052)
Net realized (gain) loss on investments	1,697	(899)
Net realized currency (gain) loss on non-investment assets and liabilities	150	—
Net change in unrealized (appreciation) depreciation on investments	145,563	(5,265)
Net change in unrealized currency (gains) losses on non-investment assets and liabilities	(2,338)	—
Cost of investments purchased and change in payable for investments purchased	(307,148)	(247,039)
Proceeds from sales and repayments of investments and change in receivable for investments sold	277,451	79,554
Changes in operating assets:
Interest receivable	(949)	(1,361)
Dividend receivable	500	(300)
Prepaid expenses and other assets	(270)	121
Changes in operating liabilities:
Due to Investment Adviser	—	(67)
Interest and credit facility fees payable	(664)	494
Base management and incentive fees payable	(903)	(303)
Administrative service fees payable	21	45
Other accrued expenses and liabilities	239	698
Net cash provided by (used in) operating activities	(10,211)	(143,511)
Cash flows from financing activities:
Repurchase of common stock	(16,003)	(14,085)
Borrowings on SPV Credit Facility and Credit Facility	226,500	253,950
Repayments of SPV Credit Facility and Credit Facility	(139,443)	(107,626)
Debt issuance costs paid	(299)	(355)
Dividends paid in cash	(31,770)	(35,488)
Net cash provided by (used in) financing activities	38,985	96,396
Net increase (decrease) in cash and cash equivalents	28,774	(47,115)
Cash and cash equivalents, beginning of period	36,751	87,186
Cash and cash equivalents, end of period	$65,525	$40,071
Supplemental disclosures:
Interest paid during the period	$12,647	$11,515
Taxes, including excise tax, paid during the period	$387	$225
Dividends declared during the period	$20,834	$22,672

The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2020
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets

First Lien Debt (75.19% of fair value)
Airnov, Inc. (Clariant)	^*	(2) (3) (12)	Containers, Packaging & Glass	L + 5.25%	6.37%	12/20/2019	12/19/2025	$12,813	$12,610	$12,396	1.55%
Alpha Packaging Holdings, Inc.	+*	(2) (3)	Containers, Packaging & Glass	L + 6.00%	7.13%	6/26/2015	11/12/2021	2,829	2,828	2,770	0.35
Alpine SG, LLC	^*	(2) (3)	High Tech Industries	L + 5.75%	7.20%	2/2/2018	11/16/2022	15,301	15,196	14,996	1.88
American Physician Partners, LLC	^+*	(2) (3) (12)	Healthcare & Pharmaceuticals	L + 6.50%	7.95%	1/7/2019	12/21/2021	38,753	38,435	37,555	4.70
AMS Group HoldCo, LLC	^+*	(2) (3) (12)	Transportation: Cargo	L + 6.00%	7.77%	9/29/2017	9/29/2023	32,603	32,183	31,998	4.01
Analogic Corporation	^+*	(2) (3) (12)	Capital Equipment	L + 5.25%	6.25%	6/22/2018	6/22/2024	2,393	2,358	2,269	0.28
Anchor Hocking, LLC	^	(2) (3)	Durable Consumer Goods	L + 8.75%	10.51%	1/25/2019	1/25/2024	10,418	10,143	9,872	1.24
Apptio, Inc.	^	(2) (3) (12)	Software	L + 7.25%	8.25%	1/10/2019	1/10/2025	35,541	34,901	33,468	4.19
Aurora Lux FinCo S.Á.R.L. (Accelya) (Luxembourg)	^	(2) (3) (7)	Software	L + 6.00%	7.00%	12/24/2019	12/24/2026	37,500	36,589	35,104	4.40
Avenu Holdings, LLC	+*	(2) (3)	Sovereign & Public Finance	L + 5.25%	6.70%	9/28/2018	9/28/2024	38,567	38,060	35,293	4.42
Barnes & Noble, Inc.	^	(2) (3) (11)	Retail	L + 5.50%	9.18%	8/7/2019	8/7/2024	17,414	17,025	15,634	1.96
BMS Holdings III Corp.	^*	(2) (3) (12)	Construction & Building	L + 5.25%	6.70%	9/30/2019	9/30/2026	11,608	11,256	10,919	1.37
Brooks Equipment Company, LLC	+*	(2) (3)	Construction & Building	L + 5.00%	6.60%	6/26/2015	8/29/2020	2,406	2,403	2,383	0.30
Captive Resources Midco, LLC	^*	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 6.00%	7.00%	6/30/2015	5/31/2025	32,368	32,046	30,733	3.85
Central Security Group, Inc.	^*	(2) (3) (8)	Consumer Services	L + 5.63%	6.63%	6/26/2015	10/6/2021	18,449	18,012	8,117	1.02
Chartis Holding, LLC	^*	(2) (3) (12)	Business Services	L + 5.25%	6.63%	5/1/2019	5/1/2025	18,287	17,916	17,541	2.20
Chemical Computing Group ULC (Canada)	^*	(2) (3) (7) (12)	Software	L + 5.00%	6.00%	8/30/2018	8/30/2023	14,637	14,537	14,157	1.77
CircusTrix Holdings, LLC	^+*	(2) (3)	Hotel, Gaming & Leisure	L + 5.50% (100% PIK)	6.50%	2/2/2018	12/6/2021	9,397	9,346	7,800	0.98
Cobblestone Intermediate Holdco LLC	^	(2) (3) (12)	Consumer Services	L + 5.00%	6.77%	1/29/2020	1/29/2026	463	455	452	0.06
Comar Holding Company, LLC	^+*	(2) (3) (12)	Containers, Packaging & Glass	L + 5.75%	6.75%	6/18/2018	6/18/2024	31,807	31,304	31,157	3.90
Cority Software Inc. (Canada)	^	(2) (3) (7) (12)	Software	L + 5.75%	7.64%	7/2/2019	7/2/2026	31,970	31,325	31,271	3.92
Derm Growth Partners III, LLC (Dermatology Associates)	^	(2) (3) (8)	Healthcare & Pharmaceuticals	L + 6.25% (100% PIK)	7.70%	5/31/2016	5/31/2022	56,310	56,055	31,266	3.92
DermaRite Industries, LLC	^*	(2) (3) (12)	Healthcare & Pharmaceuticals	L + 7.00%	8.07%	3/3/2017	3/3/2022	21,788	21,648	19,769	2.48
Digicel Limited (Jamaica)	^	(7)	Telecommunications	6.00%	6.00%	7/23/2019	4/15/2021	250	210	134	0.02
Dimensional Dental Management, LLC	^	(2) (3) (8)	Healthcare & Pharmaceuticals	L + 5.75%	10.00%	2/12/2016	2/12/2021	1,272	1,247	1,272	0.16
Dimensional Dental Management, LLC	^	(2) (3) (8) (11)	Healthcare & Pharmaceuticals	L + 5.75%	8.20%	2/12/2016	7/22/2020	33,674	33,301	—	—
Direct Travel, Inc.	^+*	(2) (3)	Hotel, Gaming & Leisure	L + 6.50%	7.54%	10/14/2016	12/1/2021	36,711	36,458	33,653	4.21

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2020
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets

DTI Holdco, Inc.	*	(2) (3)	High Tech Industries	L + 4.75%	6.53%	12/18/2018	9/30/2023	$1,969	$1,872	$1,383	0.17%
Emergency Communications Network, LLC	^+*	(2) (3)	Telecommunications	L + 6.25%	7.25%	6/1/2017	6/1/2023	24,313	24,180	20,418	2.56
Ensono, LP	*	(2) (3)	Telecommunications	L + 5.25%	6.24%	4/30/2018	6/27/2025	8,515	8,434	7,215	0.90
Ethos Veterinary Health LLC	^+	(2) (3) (12)	Consumer Services	L + 4.75%	5.74%	5/17/2019	5/15/2026	10,850	10,730	10,298	1.29
EvolveIP, LLC	^+*	(2) (3) (12)	Telecommunications	L + 5.75%	6.75%	11/26/2019	6/7/2023	34,922	34,836	34,035	4.26
Frontline Technologies Holdings, LLC	^+*	(2) (3)	Software	L + 5.75%	6.85%	9/18/2017	9/18/2023	48,125	47,851	47,378	5.93
FWR Holding Corporation	^+*	(2) (3) (12)	Beverage, Food & Tobacco	L + 5.50%	6.76%	8/21/2017	8/21/2023	47,823	47,185	43,878	5.49
Green Energy Partners/Stonewall, LLC	+*	(2) (3)	Energy: Electricity	L + 5.50%	6.95%	6/26/2015	11/10/2021	19,500	19,347	14,066	1.76
Hydrofarm, LLC	^	(2) (3)	Wholesale	L + 8.50%	9.50%	5/15/2017	5/12/2022	19,446	19,164	11,749	1.47
iCIMS, Inc.	^	(2) (3) (12)	Software	L + 6.50%	7.50%	9/12/2018	9/12/2024	23,930	23,525	22,762	2.85
Individual FoodService Holdings, LLC	^	(2) (3) (12)	Wholesale	L + 5.75%	6.75%	2/21/2020	11/22/2025	3,847	3,748	3,682	0.46
Innovative Business Services, LLC	^*	(2) (3)	High Tech Industries	L + 5.50%	7.25%	4/5/2018	4/5/2023	18,334	17,989	17,791	2.23
Integrity Marketing Acquisition, LLC	^	(2) (3) (12)	Banking, Finance, Insurance & Real Estate	L + 5.75%	7.26%	1/15/2020	8/27/2025	710	635	428	0.05
K2 Insurance Services, LLC	^+*	(2) (3) (12)	Banking, Finance, Insurance & Real Estate	L + 5.00%	6.42%	7/3/2019	7/1/2024	23,116	22,605	22,492	2.82
Kaseya Inc.	^	(2) (3) (12)	High Tech Industries	L + 5.50%, 1.00% PIK	7.95%	5/3/2019	5/2/2025	21,561	21,139	20,261	2.54
Legacy.com, Inc.	^	(2) (3) (11)	High Tech Industries	L + 6.00%	11.43%	3/20/2017	3/20/2023	17,066	16,834	15,357	1.92
Lifelong Learner Holdings, LLC	^*	(2) (3) (12)	Business Services	L + 5.75%	6.76%	10/18/2019	10/18/2026	24,943	24,409	23,073	2.89
Liqui-Box Holdings, Inc.	^	(2) (3) (12)	Containers, Packaging & Glass	L + 4.50%	5.69%	6/3/2019	6/3/2024	2,279	2,254	2,147	0.27
Mailgun Technologies, Inc.	^	(2) (3) (12)	High Tech Industries	L + 6.00%	7.19%	3/26/2019	3/26/2025	11,824	11,588	11,367	1.42
National Carwash Solutions, Inc.	^+	(2) (3) (12)	Automotive	L + 6.00%	7.54%	8/7/2018	4/28/2023	9,792	9,642	9,523	1.19
National Technical Systems, Inc.	^+*	(2) (3) (12)	Aerospace & Defense	L + 6.25%	7.78%	6/26/2015	6/12/2021	30,359	30,237	29,927	3.75
NES Global Talent Finance US, LLC (United Kingdom)	+*	(2) (3) (7)	Energy: Oil & Gas	L + 5.50%	7.28%	5/9/2018	5/11/2023	9,865	9,746	9,253	1.16
Nexus Technologies, LLC	*	(2) (3)	High Tech Industries	L + 5.50%, 1.50% PIK	8.45%	12/11/2018	12/5/2023	6,188	6,139	5,053	0.63
NMI AcquisitionCo, Inc.	^+*	(2) (3)	High Tech Industries	L + 5.50%	6.50%	9/6/2017	9/6/2022	51,219	50,676	50,718	6.35
Northland Telecommunications Corporation	^*	(2) (3) (12)	Media: Broadcasting & Subscription	L + 5.75%	6.96%	10/1/2018	10/1/2025	47,262	46,601	45,510	5.70
Paramit Corporation	+*	(2) (3)	Capital Equipment	L + 4.50%	5.50%	5/3/2019	5/3/2025	6,298	6,243	6,040	0.76
PF Growth Partners, LLC	^+*	(2) (3) (12)	Hotel, Gaming & Leisure	L + 5.00%	6.00%	7/1/2019	7/11/2025	7,349	7,238	6,865	0.86

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2020
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets

Plano Molding Company, LLC	^	(2) (3)	Hotel, Gaming & Leisure	L + 7.50%	8.50%	5/1/2015	5/12/2021	$14,715	$14,626	$12,881	1.61%
PPC Flexible Packaging, LLC	^+*	(2) (3) (12)	Containers, Packaging & Glass	L + 5.25%	6.25%	11/23/2018	11/23/2024	15,025	14,878	14,640	1.83
PPT Management Holdings, LLC	^	(2) (3)	Healthcare & Pharmaceuticals	L + 1.00%, 5.75% PIK	8.20%	12/15/2016	12/16/2022	27,735	27,627	20,523	2.57
PricewaterhouseCoopers Public Sector LLP	^	(2) (3) (12)	Aerospace & Defense	L + 3.25%	4.70%	5/1/2018	5/1/2023	2,000	1,903	1,734	0.22
Product Quest Manufacturing, LLC	^	(2) (3) (8)	Containers, Packaging & Glass	L + 6.75%	9.00%	9/21/2017	3/31/2020	840	840	334	0.04
Propel Insurance Agency, LLC	^	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.25%	5.70%	6/1/2018	6/1/2024	2,357	2,342	2,298	0.29
QW Holding Corporation (Quala)	^+*	(2) (3) (12)	Environmental Industries	L + 6.25%	7.70%	8/31/2016	8/31/2022	43,467	42,969	42,423	5.31
Redwood Services Group, LLC	^*	(2) (3)	High Tech Industries	L + 6.00%	7.00%	11/13/2018	6/6/2023	8,406	8,347	8,217	1.03
Riveron Acquisition Holdings, Inc.	^+*	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 6.00%	7.45%	5/22/2019	5/22/2025	19,918	19,571	19,379	2.43
RSC Acquisition, Inc.	^	(2) (3) (12)	Banking, Finance, Insurance & Real Estate	L + 5.50%	7.26%	11/1/2019	11/1/2026	12,729	12,369	11,707	1.47
Sapphire Convention, Inc. (Smart City)	^+*	(2) (3) (12)	Telecommunications	L + 5.25%	6.92%	11/20/2018	11/20/2025	30,769	30,224	29,612	3.71
Smile Doctors, LLC	^+*	(2) (3) (12)	Healthcare & Pharmaceuticals	L + 6.25%	7.69%	10/6/2017	10/6/2022	23,541	23,457	22,645	2.84
Sovos Brands Intermediate, Inc.	+*	(2) (3)	Beverage, Food & Tobacco	L + 5.00%	6.59%	11/16/2018	11/20/2025	19,849	19,671	18,916	2.37
SPay, Inc.	^+*	(2) (3) (12)	Hotel, Gaming & Leisure	L + 5.75%	6.84%	6/15/2018	6/17/2024	20,512	20,194	15,558	1.95
Superior Health Linens, LLC	^+*	(2) (3) (12)	Business Services	L + 7.50%	8.95%	9/30/2016	9/30/2021	21,700	21,580	20,746	2.60
Surgical Information Systems, LLC	^+*	(2) (3) (11)	High Tech Industries	L + 4.50%	7.21%	4/24/2017	4/24/2023	26,168	26,018	25,417	3.18
T2 Systems, Inc.	^+*	(2) (3) (12)	Transportation: Consumer	L + 6.75%	8.34%	9/28/2016	9/28/2022	35,265	34,818	34,926	4.37
Tank Holding Corp.	^	(2) (3) (12)	Capital Equipment	L + 4.00%	5.45%	3/26/2019	3/26/2024	45	45	43	0.01
TCFI Aevex LLC	^	(2) (3) (12)	Aerospace & Defense	L + 6.00%	7.00%	3/18/2020	3/18/2026	8,325	8,126	8,125	1.02
The Leaders Romans Bidco Limited (United Kingdom) Term Loan B	^	(2) (3) (7)	Banking, Finance, Insurance & Real Estate	L + 6.75%, 3.50% PIK	11.02%	7/23/2019	6/30/2024	£20,074	24,420	23,465	2.94
The Leaders Romans Bidco Limited (United Kingdom) Term Loan C	^	(2) (3) (7)	Banking, Finance, Insurance & Real Estate	L + 6.75%, 3.50% PIK	11.02%	7/23/2019	6/30/2024	£3,922	4,809	4,617	0.58
Trump Card, LLC	^+*	(2) (3)	Transportation: Cargo	L + 5.50%	6.92%	6/26/2018	4/21/2022	8,287	8,254	8,064	1.01
TSB Purchaser, Inc. (Teaching Strategies, LLC)	^+*	(2) (3) (12)	Media: Advertising, Printing & Publishing	L + 6.00%	7.45%	5/14/2018	5/14/2024	28,224	27,685	27,465	3.44
Turbo Buyer, Inc. (Portfolio Holdings, Inc.)	^	(2) (3) (12)	Automotive	L + 6.00%	7.48%	12/2/2019	12/2/2025	29,978	29,146	29,105	3.64
Tweddle Group, Inc.	^	(2) (3)	Media: Advertising, Printing & Publishing	L + 4.50%	5.50%	9/17/2018	9/17/2023	1,825	1,804	1,730	0.22

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2020
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets

U.S. Acute Care Solutions, LLC	*	(2) (3)	Healthcare & Pharmaceuticals	L + 5.00%	6.45%	2/21/2019	5/15/2021	$4,258	$4,232	$3,755	0.47%
USLS Acquisition, Inc.	^*	(2) (3) (12)	Business Services	L + 5.75%	6.82%	11/30/2018	11/30/2024	22,954	22,575	22,166	2.78
Unifrutti Financing PLC (Cyprus)	^	(7)	Beverage, Food & Tobacco	7.50%, 1.00% PIK	8.50%	9/15/2019	9/15/2026	€4,553	4,778	4,571	0.57
VRC Companies, LLC	^+*	(2) (3) (12)	Business Services	L + 6.50%	7.99%	3/31/2017	3/31/2023	58,916	58,440	57,624	7.22
Westfall Technik, Inc.	^*	(2) (3) (12)	Chemicals, Plastics & Rubber	L + 5.75%	7.20%	9/13/2018	9/13/2024	28,341	27,824	25,520	3.20
WP CPP Holdings, LLC (CPP)	^	(2) (3)	Aerospace & Defense	L + 3.75%	5.53%	7/18/2019	4/30/2025	14,952	14,826	11,214	1.40
Zemax Software Holdings, LLC	^*	(2) (3) (12)	Software	L + 5.75%	7.20%	6/25/2018	6/25/2024	10,762	10,636	10,492	1.31
Zenith Merger Sub, Inc.	^+*	(2) (3) (12)	Business Services	L + 5.25%	6.70%	12/13/2017	12/13/2023	18,076	17,879	17,484	2.19
First Lien Debt Total									$1,669,607	$1,522,044	190.60%

Second Lien Debt (13.59% of fair value)
Access CIG, LLC	*	(2) (3)	Business Services	L + 7.75%	9.53%	2/14/2018	2/27/2026	$2,700	$2,687	$2,196	0.28%
AI Convoy S.A.R.L (Cobham) (United Kingdom)	^	(2) (3) (7)	Aerospace & Defense	L + 8.25%	10.09%	1/17/2020	1/17/2028	30,327	29,659	27,470	3.44
Aimbridge Acquisition Co., Inc.	^*	(2) (3)	Hotel, Gaming & Leisure	L + 7.50%	9.08%	2/1/2019	2/1/2027	9,241	9,092	7,907	0.99
AQA Acquisition Holding, Inc.	^	(2) (3)	High Tech Industries	L + 8.00%	9.91%	10/1/2018	5/24/2024	40,000	39,685	37,440	4.69
Brave Parent Holdings, Inc.	^*	(2) (3)	Software	L + 7.50%	9.28%	10/3/2018	4/19/2026	19,062	18,672	17,323	2.17
Drilling Info Holdings, Inc.	^	(2) (3)	Energy: Oil & Gas	L + 8.25%	9.24%	2/11/2020	7/30/2026	18,600	18,098	17,307	2.17
Higginbotham Insurance Agency, Inc.	^	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 7.50%	8.50%	12/3/2019	12/19/2025	2,500	2,476	2,344	0.29
Jazz Acquisition, Inc.	^	(2) (3)	Aerospace & Defense	L + 8.00%	8.99%	6/13/2019	6/18/2027	23,450	23,124	18,760	2.35
Le Tote, Inc.	^	(2) (3)	Retail	L + 6.75%	8.33%	11/8/2019	11/8/2024	7,143	6,977	6,456	0.81
Outcomes Group Holdings, Inc.	^*	(2) (3)	Business Services	L + 7.50%	9.11%	10/23/2018	10/26/2026	4,500	4,490	4,184	0.52
Pharmalogic Holdings Corp.	^	(2) (3)	Healthcare & Pharmaceuticals	L + 8.00%	9.00%	6/7/2018	12/11/2023	800	797	777	0.10
Quartz Holding Company (QuickBase, Inc.)	^	(2) (3)	Software	L + 8.00%	8.86%	4/2/2019	4/2/2027	11,900	11,683	10,900	1.37
Reladyne, Inc.	^+*	(2) (3)	Wholesale	L + 9.50%	10.95%	4/19/2018	1/21/2023	12,242	12,092	11,643	1.46
Stonegate Pub Company Limited (United Kingdom)	^	(2) (3) (7)	Beverage, Food & Tobacco	L + 8.50%	9.23%	3/12/2020	3/12/2028	£20,000	24,692	22,467	2.81
Tank Holding Corp.	^*	(2) (3)	Capital Equipment	L + 8.25%	9.17%	3/26/2019	3/26/2027	37,380	36,799	34,420	4.31
Ultimate Baked Goods MIDCO, LLC (Rise Baking)	^	(2) (3)	Beverage, Food & Tobacco	L + 8.00%	9.00%	8/9/2018	8/9/2026	8,333	8,191	7,913	0.99
Watchfire Enterprises, Inc.	^	(2) (3)	Media: Advertising, Printing & Publishing	L + 8.00%	9.06%	10/2/2013	10/2/2021	7,000	6,970	6,929	0.87
World 50, Inc.	^	(9)	Business Services	11.50%	11.50%	1/10/2020	1/9/2027	10,000	9,807	9,335	1.17

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2020
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets

WP CPP Holdings, LLC (CPP)	^*	(2) (3)	Aerospace & Defense	L + 7.75%	9.53%	7/18/2019	4/30/2026	$39,500	$39,137	$25,940	3.25%
Zywave, Inc.	^	(2) (3)	High Tech Industries	L + 9.00%	10.80%	11/18/2016	11/17/2023	3,468	3,435	3,344	0.42
Second Lien Debt Total									$308,563	$275,055	34.44%

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (1.45% of fair value)
ANLG Holdings, LLC	^	(6)	Healthcare & Pharmaceuticals	6/22/2018	880	$880	$757	0.09%
Avenu Holdings, LLC	^	(6)	Sovereign & Public Finance	9/28/2018	172	172	74	0.01
Chartis Holding, LLC	^	(6)	Business Services	5/1/2019	433	433	599	0.08
CIP Revolution Holdings, LLC	^	(6)	Media: Advertising, Printing & Publishing	8/19/2016	318	318	344	0.04
Cority Software Inc. (Canada)	^	(6)	Software	7/2/2019	250	250	306	0.04
DecoPac, Inc.	^	(6)	Non-durable Consumer Goods	9/29/2017	1,500	1,500	2,800	0.35
Derm Growth Partners III, LLC (Dermatology Associates)	^	(6)	Healthcare & Pharmaceuticals	5/31/2016	1,000	1,000	0	—
GRO Sub Holdco, LLC (Grand Rapids)	^	(6)	Healthcare & Pharmaceuticals	3/29/2018	500	500	108	0.01
K2 Insurance Services, LLC	^	(6)	Banking, Finance, Insurance & Real Estate	7/3/2019	433	433	465	0.06
Legacy.com, Inc.	^	(6)	High Tech Industries	3/20/2017	1,500	1,500	615	0.08
Mailgun Technologies, Inc.	^	(6)	High Tech Industries	3/26/2019	424	424	447	0.06
North Haven Goldfinch Topco, LLC	^	(6)	Containers, Packaging & Glass	6/18/2018	2,315	2,315	2,359	0.30
Paramit Corporation	^	(6)	Capital Equipment	6/17/2019	150	500	202	0.03
PPC Flexible Packaging, LLC	^	(6)	Containers, Packaging & Glass	2/1/2019	965	965	1,112	0.14
Rough Country, LLC	^	(6)	Durable Consumer Goods	5/25/2017	755	755	1,278	0.16
SiteLock Group Holdings, LLC	^	(6)	High Tech Industries	4/5/2018	446	446	506	0.06
T2 Systems Parent Corporation	^	(6)	Transportation: Consumer	9/28/2016	556	555	706	0.09
Tailwind HMT Holdings Corp.	^	(6)	Energy: Oil & Gas	11/17/2017	20	1,334	2,173	0.27
Tank Holding Corp.	^	(6)	Capital Equipment	3/26/2019	850	850	944	0.12
Titan DI Preferred Holdings, Inc. (Drilling Info)	^	(6)	Energy: Oil & Gas	2/11/2020	10,000	9,700	9,100	1.14
Turbo Buyer, Inc. (Portfolio Holdings, Inc.)	^	(6)	Automotive	12/2/2019	1,925	1,925	1,925	0.24
Tweddle Holdings, Inc.	^	(6)	Media: Advertising, Printing & Publishing	9/17/2018	17	0	0	—

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2020
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
USLS Acquisition, Inc.	^	(6)	Business Services	11/30/2018	641	$641	$588	0.07%
W50 Parent LLC	^	(6)	Business Services	1/10/2020	500	500	500	0.06
Zenith American Holding, Inc.	^	(6)	Business Services	12/13/2017	1,564	782	1,170	0.15
Zillow Topco LP	^	(6)	Software	6/25/2018	313	312	245	0.03
Equity Investments Total						$28,990	$29,323	3.67%

Total investments—non-controlled/non-affiliated						$2,007,160	$1,826,422	228.7%

Investments—controlled/affiliated		Footnotes	Industry	Reference Rate & Spread(2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (5)	% of Net Assets
First Lien Debt (0.63% of fair value)
SolAero Technologies Corp. (A1 Term Loan)	^	(2) (3) (8) (10)	Telecommunications	L + 8.00% (100% PIK)	9.45%	4/12/2019	44,846	$3,166	$3,166	$834	0.10%
SolAero Technologies Corp. (A2 Term Loan)	^	(2) (3) (8) (10)	Telecommunications	L + 8.00% (100% PIK)	9.45%	4/12/2019	44,846	8,707	8,707	2,293	0.29
SolAero Technologies Corp. (Priority Term Loan)	^	(2) (3) (10) (12)	Telecommunications	L + 6.00%	7.45%	4/12/2019	44,846	9,594	9,478	9,594	1.20
First Lien Debt Total									$21,351	$12,721	1.59%

Investments—controlled/affiliated		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (0.00% of fair value)
SolAero Technologies Corp.	^	(6) (10)	Telecommunications	4/12/2019	3	$2,815	$—	—%
Equity Investments Total						$2,815	$—	—%

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2020
(dollar amounts in thousands)
(unaudited)

Investments—controlled/affiliated		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par Amount/ LLC Interest	Cost	Fair Value (7)	% of Net Assets
Investment Fund (9.15% of fair value)
Middle Market Credit Fund, Mezzanine Loan	^	(2) (7) (9) (10)	Investment Fund	L + 9.00%	10.97%	6/30/2016	3/22/2021	$—	$—	$—	—%
Middle Market Credit Fund, LLC, Subordinated Loan and Member's Interest	^	(7) (10)	Investment Fund	N/A		2/29/2016	3/1/2021	216,001	216,001	185,134	23.18
Investment Fund Total									$216,001	$185,134	23.18%
Total investments—controlled/affiliated									$240,167	$197,855	24.78%

Total Investments									$2,247,327	$2,024,277	253.50%
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
** Par amount is denominated in USD ("$") unless otherwise noted, as denominated in Euro (“€”) or British Pound (“£”)

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company are domiciled in the United States. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of March 31, 2020, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of March 31, 2020, the Company is not an “affiliated person” of any of these portfolio companies. Certain portfolio company investments are subject to contractual restrictions on sales.

(2)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of March 31, 2020. As of March 31, 2020, the reference rates for our variable rate loans were the 30-day LIBOR at 0.99%, the 90-day LIBOR at 1.45% and the 180-day LIBOR at 1.18%.

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

(6)
Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act, unless otherwise noted. As of March 31, 2020, the aggregate fair value of these securities is $29,323, or 1.45% of the Company’s net assets .

(7)
The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.

(8)	Loan was on non-accrual status as of March 31, 2020.

(9)	Represents a corporate mezzanine loan, which is subordinated to senior secured term loans of the portfolio company.

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2020
(dollar amounts in thousands)
(unaudited)

(10)
Under the Investment Company Act, the Company is deemed to be an “affiliated person” of and “control” this investment fund because the Company owns more than 25% of the investment fund’s outstanding voting securities and/or has the power to exercise control over management or policies of such investment fund. See Note 5, Middle Market Credit Fund, LLC, for more details. Transactions related to investments in controlled affiliates for the three month period ended March 31, 2020, were as follows:

Investments—controlled/affiliated	Fair Value as of December 31, 2019	Additions/Purchases	Reductions/Sales/ Paydowns	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of March 31, 2020	Dividend and Interest Income
Middle Market Credit Fund, LLC, Mezzanine Loan	$93,000	$63,500	$(156,500)	$—	$—	$—	$3,049
Middle Market Credit Fund, LLC, Subordinated Loan and Member’s Interest	111,596	92,500	—	—	(18,962)	185,134	3,500
Total investments—controlled/affiliated	$204,596	$156,000	$(156,500)	$—	$(18,962)	$185,134	$6,549

Investments—controlled/affiliated	Fair Value as of December 31, 2019	Additions/Purchases	Reductions/Sales/ Paydowns	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of March 31, 2020	Dividend and Interest Income
SolAero Technologies Corp. (Priority Term Loan)	$9,612	$—	$(18)	$—	$—	$9,594	$202
SolAero Technologies Corp. (A1 Term Loan)	3,166	—	—	—	(2,332)	834	—
SolAero Technologies Corp. (A2 Term Loan)	8,707	—	—	—	(6,414)	2,293	—
Solaero Technology Corp. (Equity)	826	—	—	—	(826)	—	—
Total investments—controlled/affiliated	$22,311	$—	$(18)	$—	$(9,572)	$12,721	$202

(11)
In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company is entitled to receive additional interest as a result of an agreement among lenders as follows: Barnes & Noble, Inc. (1.83%), Dimensional Dental Management, LLC (4.87%), Legacy.com Inc. (3.93%), and Surgical Information Systems, LLC (1.13%). Pursuant to the agreement among lenders in respect of this loan, this investment represents a first lien/last out loan, which has a secondary priority behind the first lien/first out loan with respect to principal, interest and other payments.

(12)	As of March 31, 2020, the Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
First and Second Lien Debt—unfunded delayed draw and revolving term loans commitments
Airnov, Inc.	Revolver	0.50%	$1,250	$(37)
American Physician Partners, LLC	Revolver	0.50	550	(17)
AMS Group HoldCo, LLC	Revolver	0.50	475	(9)
Analogic Corporation	Revolver	0.50	154	(8)
Apptio, Inc.	Revolver	0.50	2,367	(129)
BMS Holdings III Corp.	Delayed Draw	2.63	3,333	(154)
Chartis Holdings, LLC	Delayed Draw	0.50	6,402	(193)
Chemical Computing Group ULC (Canada)	Revolver	0.50	903	(28)

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2020
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
Cobblestone Intermediate Holdco LLC	Delayed Draw	1.00%	$271	$(4)
Comar Holding Company, LLC	Revolver	0.50	2,201	(42)
Cority Software Inc. (Canada)	Revolver	0.50	3,000	(60)
DermaRite Industries, LLC	Revolver	0.50	393	(36)
Ethos Veterinary Health LLC	Delayed Draw	1.00	2,696	(110)
EvolveIP, LLC	Delayed Draw	1.00	3,922	(93)
EvolveIP, LLC	Revolver	0.50	2,353	(56)
FWR Holding Corporation	Revolver	0.50	1,444	(116)
iCIMS, Inc.	Revolver	0.50	1,252	(58)
Individual FoodService Holdings, LLC	Delayed Draw	1.00	745	(24)
Individual FoodService Holdings, LLC	Revolver	0.50	400	(13)
Integrity Marketing Acquisition, LLC	Delayed Draw	1.00	4,289	(242)
K2 Insurance Services, LLC	Delayed Draw	1.00	5,344	(113)
K2 Insurance Services, LLC	Revolver	0.50	1,145	(24)
Kaseya Inc.	Delayed Draw	0.75	2,800	(149)
Kaseya Inc.	Revolver	0.50	15	(1)
Lifelong Learner Holdings, LLC	Delayed Draw	—	2,878	(191)
Lifelong Learner Holdings, LLC	Revolver	0.50	422	(28)
Liqui-Box Holdings, Inc.	Revolver	0.50	351	(18)
Mailgun Technologies, Inc.	Revolver	0.50	1,342	(47)
National Carwash Solutions, Inc.	Delayed Draw	1.00	1,111	(28)
National Carwash Solutions, Inc.	Revolver	0.50	5	—
National Technical Systems, Inc.	Revolver	0.50	19	—
Northland Telecommunications Corporation	Revolver	0.50	2,199	(78)
PF Growth Partners, LLC	Delayed Draw	1.00	823	(49)
PPC Flexible Packaging, LLC	Revolver	0.50	489	(12)
PricewaterhouseCoopers Public Sector LLP	Revolver	0.50	4,250	(181)
QW Holding Corporation (Quala)	Delayed Draw	1.00	600	(14)
RSC Acquisition, Inc.	Delayed Draw	1.00	6,593	(338)
RSC Acquisition, Inc.	Revolver	0.50	608	(31)
Sapphire Convention, Inc. (Smart City)	Revolver	0.50	2,264	(79)
Smile Doctors, LLC	Delayed Draw	1.00	813	(30)
Smile Doctors, LLC	Revolver	0.50	1	—
SolAero Technologies Corp. (Priority Term Loan)	Revolver	0.50	1,526	—
SPay, Inc.	Revolver	0.50	682	(159)
Superior Health Linens, LLC	Revolver	0.50	693	(30)
T2 Systems, Inc.	Revolver	0.50	2,346	(21)
Tank Holding Corp.	Revolver	0.50	2	—

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2020
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
TCFI Aevex LLC	Delayed Draw	1.00%	$1,722	$(34)
TSB Purchaser, Inc. (Teaching Strategies, LLC)	Revolver	0.50	1,342	(34)
Turbo Buyer, Inc. (Portfolio Holdings, Inc.)	Delayed Draw	1.00	4,904	(123)
USLS Acquisition, Inc.	Revolver	0.50	76	(3)
VRC Companies, LLC	Delayed Draw	0.75	612	(13)
Westfall Technik, Inc.	Delayed Draw	1.00	12,190	(848)
Zemax Software Holdings, LLC	Revolver	0.50	642	(15)
Zenith American Holding, Inc.	Delayed Draw	1.00	3,189	(83)
Zenith American Holding, Inc.	Revolver	0.50	1,590	(41)
Total unfunded commitments			$103,988	$(4,244)

As of March 31, 2020, investments at fair value consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt (excluding First Lien/Last Out)	$1,597,780	$1,478,357	73.02%
First Lien/Last Out Unitranche	93,178	56,408	2.79
Second Lien Debt	308,563	275,055	13.59
Equity Investments	31,805	29,323	1.45
Investment Fund	216,001	185,134	9.15
Total	$2,247,327	$2,024,277	100.00%

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2020
(dollar amounts in thousands)
(unaudited)

The rate type of debt investments at fair value as of March 31, 2020 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value of First and Second Lien Debt
Floating Rate	$1,984,726	$1,795,780	99.22%
Fixed Rate	14,795	14,040	0.78
Total	$1,999,521	$1,809,820	100.00%

The industry composition of investments at fair value as of March 31, 2020 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$147,012	$123,170	6.08%
Automotive	40,713	40,553	2.00
Banking, Finance, Insurance & Real Estate	121,706	117,928	5.83
Beverage, Food & Tobacco	104,517	97,745	4.83
Business Services	182,139	177,206	8.75
Capital Equipment	46,795	43,918	2.17
Chemicals, Plastics & Rubber	27,824	25,520	1.26
Construction & Building	13,659	13,302	0.66
Consumer Services	29,197	18,867	0.93
Containers, Packaging & Glass	67,994	66,915	3.31
Durable Consumer Goods	10,898	11,150	0.55
Energy: Electricity	19,347	14,066	0.69
Energy: Oil & Gas	38,878	37,833	1.87
Environmental Industries	42,969	42,423	2.10
Healthcare & Pharmaceuticals	209,179	138,427	6.84
High Tech Industries	221,288	212,912	10.52
Hotel, Gaming & Leisure	96,954	84,664	4.18
Investment Fund	216,001	185,134	9.15
Media: Advertising, Printing & Publishing	36,777	36,468	1.80
Media: Broadcasting & Subscription	46,601	45,510	2.25
Non-durable Consumer Goods	1,500	2,800	0.14
Retail	24,002	22,090	1.09
Software	230,281	223,406	11.03
Sovereign & Public Finance	38,232	35,367	1.75
Telecommunications	122,050	104,135	5.14
Transportation: Cargo	40,437	40,062	1.98
Transportation: Consumer	35,373	35,632	1.76
Wholesale	35,004	27,074	1.34
Total	$2,247,327	$2,024,277	100.00%

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2020
(dollar amounts in thousands)
(unaudited)

The geographical composition of investments at fair value as of March 31, 2020 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Canada	$46,112	$45,734	2.26%
Cyprus	4,778	4,571	0.23
Jamaica	210	134	0.01
Luxembourg	36,589	35,104	1.73
United Kingdom	93,326	87,272	4.31
United States	2,066,312	1,851,462	91.46
Total	$2,247,327	$2,024,277	100.00%

The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2019
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value(5)	% of Net Assets
First Lien Debt (77.29%)
Aero Operating, LLC (Dejana Industries, Inc.)	^+*	(2) (3) (13)	Business Services	L + 7.25%	9.16%	1/5/2018	12/29/2022	$3,517	$3,491	$3,449	0.36%
Airnov, Inc.	^	(2) (3) (13)	Containers, Packaging & Glass	L + 5.25%	7.16%	12/20/2019	12/19/2025	12,813	12,602	12,601	1.32
Alpha Packaging Holdings, Inc.	+*	(2) (3)	Containers, Packaging & Glass	L + 4.25%	6.35%	6/26/2015	5/12/2020	2,836	2,836	2,822	0.30
Alpine SG, LLC	^*	(2) (3)	High Tech Industries	L + 6.50%	8.43%	2/2/2018	11/16/2022	15,301	15,187	15,244	1.59
American Physician Partners, LLC	^+*	(2) (3) (13)	Healthcare & Pharmaceuticals	L + 6.50%	8.58%	1/7/2019	12/21/2021	38,235	37,868	38,110	3.98
AMS Group HoldCo, LLC	^+*	(2) (3) (13)	Transportation: Cargo	L + 6.00%	8.07%	9/29/2017	9/29/2023	30,808	30,361	30,457	3.18
Analogic Corporation	^+*	(2) (3) (13)	Healthcare & Pharmaceuticals	L + 6.00%	7.70%	6/22/2018	6/22/2024	34,784	34,190	34,784	3.64
Anchor Hocking, LLC	^	(2) (3)	Durable Consumer Goods	L + 8.75%	10.66%	1/25/2019	1/25/2024	10,707	10,410	10,359	1.08
Apptio, Inc.	^	(2) (3) (13)	Software	L + 7.25%	8.96%	1/10/2019	1/10/2025	35,541	34,874	35,237	3.68
Aurora Lux FinCo S.Á.R.L. (Luxembourg)	^	(2) (3) (7)	Software	L + 6.00%	7.93%	12/24/2019	12/24/2026	37,500	36,563	36,563	3.82
Avenu Holdings, LLC	+*	(2) (3)	Sovereign & Public Finance	L + 5.25%	7.35%	9/28/2018	9/28/2024	38,665	38,125	37,227	3.89
Barnes & Noble, Inc.	^	(2) (3) (11)	Retail	L + 5.50%	9.07%	8/7/2019	8/7/2024	17,637	17,225	17,196	1.80
BMS Holdings III Corp.	^*	(2) (3) (13)	Construction & Building	L + 5.25%	7.35%	9/30/2019	9/30/2026	11,638	11,274	11,591	1.21
Brooks Equipment Company, LLC	+*	(2) (3)	Construction & Building	L + 5.00%	6.91%	6/26/2015	8/29/2020	2,443	2,439	2,441	0.26
Capstone Logistics Acquisition, Inc.	+*	(2) (3)	Transportation: Cargo	L + 4.50%	6.20%	6/26/2015	10/7/2021	3,976	3,962	3,894	0.41
Captive Resources Midco, LLC	^*	(2) (3) (13)	Banking, Finance, Insurance & Real Estate	L + 6.00%	8.18%	6/30/2015	5/31/2025	30,301	29,814	30,158	3.15
Central Security Group, Inc.	+*	(2) (3)	Consumer Services	L + 5.63%	7.33%	6/26/2015	10/6/2021	22,634	22,531	19,466	2.04
Chartis Holding, LLC	^	(2) (3) (13)	Business Services	L + 5.25%	7.28%	5/1/2019	5/1/2025	15,926	15,538	15,723	1.64
Chemical Computing Group ULC (Canada)	^*	(2) (3) (7) (13)	Software	L + 5.25%	6.95%	8/30/2018	8/30/2023	14,674	14,567	14,539	1.52
CircusTrix Holdings, LLC	^+*	(2) (3)	Hotel, Gaming & Leisure	L + 5.50%	7.20%	2/2/2018	12/6/2021	9,397	9,342	9,242	0.97
Comar Holding Company, LLC	^+*	(2) (3) (13)	Containers, Packaging & Glass	L + 5.25%	6.96%	6/18/2018	6/18/2024	27,783	27,254	27,101	2.83
Cority Software Inc. (Canada)	^	(2) (3) (7) (13)	Software	L + 5.50%	7.57%	7/2/2019	7/2/2026	27,000	26,435	26,400	2.76
Dent Wizard International Corporation	+	(2) (3)	Automotive	L + 4.00%	5.70%	4/28/2015	4/7/2022	877	877	873	0.09
Derm Growth Partners III, LLC (Dermatology Associates)	^	(2) (3) (9)	Healthcare & Pharmaceuticals	L + 6.25% (100% PIK)	8.16%	5/31/2016	5/31/2022	56,310	56,026	39,716	4.15
DermaRite Industries, LLC	^*	(2) (3) (13)	Healthcare & Pharmaceuticals	L + 7.00%	8.70%	3/3/2017	3/3/2022	22,647	22,481	21,690	2.27
Digicel Limited (Jamaica)	^	(7)	Telecommunications	6.00%	6.00%	7/23/2019	4/15/2021	250	202	195	0.02
Dimensional Dental Management, LLC	^	(2) (3) (11) (13)	Healthcare & Pharmaceuticals	L + 5.75%	10.00%	2/12/2016	2/12/2021	1,224	1,199	1,224	0.13

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2019
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value(5)	% of Net Assets
Dimensional Dental Management, LLC	^	(2) (3) (9) (11)	Healthcare & Pharmaceuticals	L + 5.75%	8.66%	2/12/2016	7/22/2020	$33,674	$33,301	$—	—%
Direct Travel, Inc.	^+*	(2) (3)	Hotel, Gaming & Leisure	L + 6.50%	8.41%	10/14/2016	12/1/2021	36,805	36,515	36,757	3.84
DTI Holdco, Inc.	*	(2) (3)	High Tech Industries	L + 4.75%	6.68%	12/18/2018	9/30/2023	1,974	1,871	1,841	0.19
Emergency Communications Network, LLC	^+*	(2) (3)	Telecommunications	L + 6.25%	8.14%	6/1/2017	6/1/2023	24,375	24,233	22,323	2.33
Ensono, LP	*	(2) (3)	Telecommunications	L + 5.25%	6.95%	4/30/2018	6/27/2025	8,537	8,452	8,537	0.89
Ethos Veterinary Health LLC	^+	(2) (3) (13)	Consumer Services	L + 4.75%	6.45%	5/17/2019	5/15/2026	10,869	10,744	10,807	1.13
EvolveIP, LLC	^+*	(2) (3)	Telecommunications	L + 5.75%	7.45%	11/26/2019	6/7/2023	34,420	33,923	34,420	3.60
Frontline Technologies Holdings, LLC	^*	(2) (3)	Software	L + 5.75%	7.85%	9/18/2017	9/18/2023	48,242	47,949	48,705	5.09
FWR Holding Corporation	^+*	(2) (3) (13)	Beverage, Food & Tobacco	L + 5.50%	7.29%	8/21/2017	8/21/2023	48,630	47,950	48,393	5.06
Green Energy Partners/Stonewall, LLC	+*	(2) (3)	Energy: Electricity	L + 5.50%	7.60%	6/26/2015	11/10/2021	19,550	19,374	18,034	1.89
GRO Sub Holdco, LLC (Grand Rapids)	^+*	(2) (3) (13)	Healthcare & Pharmaceuticals	L + 6.00%	8.10%	2/28/2018	2/22/2023	6,465	6,380	6,085	0.64
Hummel Station, LLC	+*	(2) (3)	Energy: Electricity	L + 6.00%	7.70%	2/3/2016	10/27/2022	14,641	14,169	12,896	1.35
Hydrofarm, LLC	^	(2) (3)	Wholesale	L+10.00% (30% Cash / 70% PIK)	11.91%	5/15/2017	5/12/2022	21,556	21,254	13,647	1.43
iCIMS, Inc.	^	(2) (3) (13)	Software	L + 6.50%	8.29%	9/12/2018	9/12/2024	23,930	23,507	23,927	2.50
Innovative Business Services, LLC	^*	(2) (3) (13)	High Tech Industries	L + 5.50%	7.53%	4/5/2018	4/5/2023	16,143	15,782	15,880	1.66
K2 Insurance Services, LLC	^+*	(2) (3) (13)	Banking, Finance, Insurance & Real Estate	L + 5.00%	7.19%	7/3/2019	7/1/2024	22,027	21,487	22,062	2.31
Kaseya Inc.	^	(2) (3) (13)	High Tech Industries	L + 5.50%, 1.00% PIK	8.41%	5/3/2019	5/2/2025	19,545	19,145	19,590	2.05
Legacy.com, Inc.	^	(2) (3) (11)	High Tech Industries	L + 9.98%	11.77%	3/20/2017	3/20/2023	17,080	16,832	16,325	1.71
Lifelong Learner Holdings, LLC	^*	(2) (3) (13)	Business Services	L + 5.75%	7.51%	10/18/2019	10/18/2026	23,523	22,971	23,240	2.43
Liqui-Box Holdings, Inc.	^	(2) (3) (13)	Containers, Packaging & Glass	L + 4.50%	6.41%	6/3/2019	6/3/2024	—	(26)	(37)	—
Mailgun Technologies, Inc.	^	(2) (3) (13)	High Tech Industries	L + 5.00%	7.10%	3/26/2019	3/26/2025	11,853	11,607	11,655	1.22
National Carwash Solutions, Inc.	^+	(2) (3) (13)	Automotive	L + 6.00%	7.69%	8/7/2018	4/28/2023	9,511	9,342	9,428	0.99
National Technical Systems, Inc.	^+*	(2) (3) (13)	Aerospace & Defense	L + 6.25%	7.94%	6/26/2015	6/12/2021	27,950	27,801	27,920	2.92
NES Global Talent Finance US, LLC (United Kingdom)	+*	(2) (3) (7)	Energy: Oil & Gas	L + 5.50%	7.43%	5/9/2018	5/11/2023	9,890	9,762	9,763	1.02
Nexus Technologies, LLC	*	(2) (3)	High Tech Industries	L + 5.50%, 1.50% PIK	8.91%	12/11/2018	12/5/2023	6,172	6,119	5,621	0.59
NMI AcquisitionCo, Inc.	^+*	(2) (3) (13)	High Tech Industries	L + 5.75%	7.45%	9/6/2017	9/6/2022	50,067	49,471	49,888	5.22

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2019
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value(5)	% of Net Assets
Northland Telecommunications Corporation	^*	(2) (3) (13)	Media: Broadcast & Subscription	L + 5.75%	7.46%	10/1/2018	10/1/2025	$46,603	$45,916	$46,529	4.86%
Paramit Corporation	+*	(2) (3)	Capital Equipment	L + 4.50%	6.22%	5/3/2019	5/3/2025	6,298	6,241	6,268	0.66
PF Growth Partners, LLC	^+*	(2) (3) (13)	Hotel, Gaming & Leisure	L + 5.00%	6.70%	7/1/2019	7/11/2025	7,161	7,045	7,135	0.75
Plano Molding Company, LLC	^	(2) (3)	Hotel, Gaming & Leisure	L + 7.50%	9.20%	5/1/2015	5/12/2021	14,752	14,645	14,085	1.47
PPC Flexible Packaging, LLC	+*	(2) (3) (13)	Containers, Packaging & Glass	L + 5.50%	7.19%	11/23/2018	11/23/2024	13,591	13,404	13,464	1.41
PPT Management Holdings, LLC	^	(2) (3)	Healthcare & Pharmaceuticals	L + 6.00%, 0.75% PIK	8.66%	12/15/2016	12/16/2022	27,744	27,627	23,155	2.42
Pretium Packaging, LLC	^	(2) (3)	Containers, Packaging & Glass	L + 5.00%	6.91%	8/15/2019	11/14/2023	7,700	7,631	7,700	0.81
PricewaterhouseCoopers Public Sector LLP	^	(2) (3) (13)	Aerospace & Defense	L + 3.25%	5.16%	5/1/2018	5/1/2023	—	(105)	(46)	—
Product Quest Manufacturing, LLC	^	(2) (3) (9)	Containers, Packaging & Glass	L + 6.75%	5.75%	9/21/2017	3/31/2020	840	840	840	0.09
Propel Insurance Agency, LLC	^	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.25%	6.35%	6/1/2018	6/1/2024	2,363	2,347	2,353	0.25
QW Holding Corporation (Quala)	^+*	(2) (3) (13)	Environmental Industries	L + 5.75%	7.73%	8/31/2016	8/31/2022	43,358	42,802	43,106	4.51
Redwood Services Group, LLC	^	(2) (3)	High Tech Industries	L + 6.00%	7.91%	11/13/2018	6/6/2023	8,427	8,363	8,342	0.87
Riveron Acquisition Holdings, Inc.	^+*	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 6.00%	7.91%	5/22/2019	5/22/2025	19,968	19,605	19,587	2.05
RSC Acquisition, Inc.	^	(2) (3) (13)	Banking, Finance, Insurance & Real Estate	L + 5.50%	7.41%	11/1/2019	11/1/2026	11,594	11,222	11,449	1.20
Sapphire Convention, Inc. (Smart City)	*+^	(2) (3) (13)	Telecommunications	L + 5.25%	7.27%	11/20/2018	11/20/2025	28,577	28,009	28,329	2.96
Smile Doctors, LLC	^*+	(2) (3) (13)	Healthcare & Pharmaceuticals	L + 6.00%	8.07%	10/6/2017	10/6/2022	22,227	22,136	21,996	2.30
Sovos Brands Intermediate, Inc.	+*	(2) (3)	Beverage, Food & Tobacco	L + 5.00%	7.20%	11/16/2018	11/20/2025	19,899	19,714	19,750	2.06
SPay, Inc.	^+*	(2) (3) (13)	Hotel, Gaming & Leisure	L + 5.75%	7.46%	6/15/2018	6/17/2024	20,512	20,179	18,694	1.95
Superior Health Linens, LLC	^+*	(2) (3) (13)	Business Services	L + 7.50%, 0.50% PIK	9.91%	9/30/2016	9/30/2021	21,805	21,666	19,933	2.08
Surgical Information Systems, LLC	^+*	(2) (3) (11)	High Tech Industries	L + 4.50%	7.47%	4/24/2017	4/24/2023	26,168	26,007	25,715	2.69
T2 Systems, Inc.	^+*	(2) (3) (13)	Transportation: Consumer	L + 6.75%	8.85%	9/28/2016	9/28/2022	35,648	35,159	35,648	3.73
Tank Holding Corp.	^	(2) (3) (13)	Capital Equipment	L + 4.00%	5.76%	3/26/2019	3/26/2024	—	—	—	—
The Leaders Romans Bidco Limited (United Kingdom)	^	(2) (3) (7) (13)	Banking, Finance, Insurance & Real Estate	L + 6.75%, 3.50% PIK	11.01%	7/23/2019	6/30/2024	£19,577	24,865	26,531	2.77
Transform SR Holdings, LLC	^	(2) (3)	Retail	L + 7.25%	9.18%	2/11/2019	2/12/2024	19,050	18,887	18,860	1.97
Trump Card, LLC	^+*	(2) (3) (13)	Transportation: Cargo	L + 5.50%	7.63%	6/26/2018	4/21/2022	7,918	7,881	7,869	0.82
TSB Purchaser, Inc. (Teaching Strategies, LLC)	^+*	(2) (3) (13)	Media: Advertising, Printing & Publishing	L + 6.00%	8.10%	5/14/2018	5/14/2024	28,294	27,726	28,105	2.94

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2019
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value(5)	% of Net Assets
Turbo Buyer, Inc.	^	(2) (3) (13)	Automotive	L + 6.00%	7.69%	12/2/2019	12/2/2025	$27,897	$27,033	$27,439	2.87%
Tweddle Group, Inc.	^	(2) (3)	Media: Advertising, Printing & Publishing	L + 4.50%	6.20%	9/17/2018	9/17/2023	1,908	1,885	1,859	0.19
U.S. Acute Care Solutions, LLC	+*	(2) (3)	Healthcare & Pharmaceuticals	L + 5.00%	6.91%	2/21/2019	5/15/2021	4,265	4,230	4,053	0.42
Unifrutti Financing PLC (Cyprus)	^	(2) (3) (7)	Beverage, Food & Tobacco	7.50%, 1.00% PIK	8.50%	9/15/2019	9/15/2026	€4,530	4,746	4,836	0.51
USLS Acquisition, Inc.	^*	(2) (3) (13)	Business Services	L + 5.75%	7.85%	11/30/2018	11/30/2024	22,139	21,741	21,674	2.27
VRC Companies, LLC	^+*	(2) (3) (13)	Business Services	L + 6.50%	8.21%	3/31/2017	3/31/2023	57,164	56,674	57,106	5.97
Westfall Technik, Inc.	^	(2) (3) (13)	Chemicals, Plastics & Rubber	L + 5.75%	7.66%	9/13/2018	9/13/2024	27,973	27,432	26,962	2.82
WP CPP Holdings, LLC (CPP)	^	(2) (3)	Aerospace & Defense	L + 3.75%	5.66%	7/18/2019	4/30/2025	20,000	19,817	19,826	2.07
Zemax Software Holdings, LLC	^*	(2) (3) (13)	Software	L + 5.75%	7.85%	6/25/2018	6/25/2024	10,146	10,013	10,087	1.05
Zenith Merger Sub, Inc.	^	(2) (3) (13)	Business Services	L + 5.25%	7.35%	12/13/2017	12/13/2023	16,530	16,321	16,405	1.72
First Lien Debt Total								$1,725,479	$1,707,292	$1,641,653	171.66%
Second Lien Debt (11.04%)
Access CIG, LLC	*	(2) (3)	Business Services	L + 7.75%	9.44%	2/14/2018	2/27/2026	$2,700	$2,687	$2,681	0.28%
Aimbridge Acquisition Co., Inc.	^*	(2) (3)	Hotel, Gaming & Leisure	L + 7.50%	9.19%	2/1/2019	2/1/2027	9,241	9,089	9,160	0.96
AQA Acquisition Holding, Inc.	^	(2) (3)	High Tech Industries	L + 8.00%	10.09%	10/1/2018	5/24/2024	40,000	39,670	39,740	4.15
Brave Parent Holdings, Inc.	^*	(2) (3)	Software	L + 7.50%	9.43%	10/3/2018	4/19/2026	19,062	18,660	18,261	1.91
Higginbotham Insurance Agency, Inc.	^	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 7.50%	9.20%	12/3/2019	12/19/2025	2,500	2,475	2,493	0.26
Jazz Acquisition, Inc.	^	(2) (3)	Aerospace & Defense	L + 8.00%	10.10%	6/13/2019	6/18/2027	23,450	23,117	23,225	2.43
Le Tote, Inc.	^	(2) (3)	Retail	L + 6.75%	8.66%	11/8/2019	11/8/2024	7,143	6,969	6,964	0.73
Outcomes Group Holdings, Inc.	^*	(2) (3)	Business Services	L + 7.50%	9.41%	10/23/2018	10/26/2026	4,500	4,490	4,487	0.47
Pathway Vet Alliance, LLC	^	(2) (3) (13)	Consumer Services	L + 8.50%	10.22%	11/14/2019	12/23/2025	8,050	7,814	8,074	0.84
Pharmalogic Holdings Corp.	^	(2) (3)	Healthcare & Pharmaceuticals	L + 8.00%	9.70%	6/7/2018	12/11/2023	800	797	796	0.08
Quartz Holding Company (QuickBase, Inc.)	^	(2) (3)	Software	L + 8.00%	9.71%	4/2/2019	4/2/2027	11,900	11,677	11,662	1.22
Reladyne, Inc.	^+*	(2) (3) (13)	Wholesale	L + 9.50%	11.60%	4/19/2018	1/21/2023	12,242	12,080	12,234	1.28
Tank Holding Corp.	^*	(2) (3)	Capital Equipment	L + 8.25%	11.04%	3/26/2019	3/26/2027	37,380	36,771	37,223	3.89
Ultimate Baked Goods MIDCO, LLC (Rise Baking)	^	(2) (3)	Beverage, Food & Tobacco	L + 8.00%	9.70%	8/9/2018	8/9/2026	8,333	8,187	8,243	0.86
Watchfire Enterprises, Inc.	^	(2) (3)	Media: Advertising, Printing & Publishing	L + 8.00%	9.95%	10/2/2013	10/2/2021	7,000	6,966	6,998	0.73
WP CPP Holdings, LLC (CPP)	^*	(2) (3)	Aerospace & Defense	L + 7.75%	9.68%	7/18/2019	4/30/2026	39,500	39,125	38,833	4.06
Zywave, Inc.	^	(2) (3)	High Tech Industries	L + 9.00%	10.94%	11/18/2016	11/17/2023	3,468	3,432	3,458	0.36
Second Lien Debt Total								$237,269	$234,006	$234,532	24.51%

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2019
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (0.98%)
ANLG Holdings, LLC	^	(6)	Healthcare & Pharmaceuticals	6/22/2018	880	$880	$973	0.10%
Avenu Holdings, LLC	^	(6)	Sovereign & Public Finance	9/28/2018	172	172	154	0.02
Chartis Holding, LLC	^	(6)	Business Services	5/1/2019	433	433	589	0.06
CIP Revolution Holdings, LLC	^	(6)	Media: Advertising, Printing & Publishing	8/19/2016	318	318	444	0.05
Cority Software Inc. (Canada)	^	(6)	Software	7/2/2019	250	250	306	0.03
DecoPac, Inc.	^	(6)	Non-durable Consumer Goods	9/29/2017	1,500	1,500	1,999	0.21
Derm Growth Partners III, LLC (Dermatology Associates)	^	(6)	Healthcare & Pharmaceuticals	5/31/2016	1,000	1,000	—	—
GRO Sub Holdco, LLC (Grand Rapids)	^	(6)	Healthcare & Pharmaceuticals	3/29/2018	500	500	137	0.01
K2 Insurance Services, LLC	^	(6)	Banking, Finance, Insurance & Real Estate	7/3/2019	433	433	486	0.05
Legacy.com, Inc.	^	(6)	High Tech Industries	3/20/2017	1,500	1,500	783	0.08
Mailgun Technologies, Inc.	^	(6)	High Tech Industries	3/26/2019	424	424	605	0.06
North Haven Goldfinch Topco, LLC	^	(6)	Containers, Packaging & Glass	6/18/2018	2,315	2,315	2,542	0.27
Paramit Corporation	^	(6)	Capital Equipment	6/17/2019	150	500	501	0.05
PPC Flexible Packaging, LLC	^	(6)	Containers, Packaging & Glass	2/1/2019	965	965	1,174	0.12
Rough Country, LLC	^	(6)	Durable Consumer Goods	5/25/2017	755	755	1,225	0.13
SiteLock Group Holdings, LLC	^	(6)	High Tech Industries	4/5/2018	446	446	587	0.06
T2 Systems Parent Corporation	^	(6)	Transportation: Consumer	9/28/2016	556	556	628	0.07
Tailwind HMT Holdings Corp.	^	(6)	Energy: Oil & Gas	11/17/2017	20	2,000	2,211	0.23
Tank Holding Corp.	^	(6)	Capital Equipment	3/26/2019	850	850	1,035	0.11
Turbo Buyer, Inc.	^	(6)	Automotive	12/2/2019	1,925	1,925	1,925	0.20
Tweddle Holdings, Inc.	^*	(6)	Media: Advertising, Printing & Publishing	9/17/2018	17	—	—	—
USLS Acquisition, Inc.	^	(6)	Business Services	11/30/2018	641	641	720	0.08
Zenith American Holding, Inc.	^	(6)	Business Services	12/13/2017	1,564	782	1,490	0.16
Zillow Topco LP	^	(6)	Software	6/25/2018	313	312	358	0.04
Equity Investments Total						$19,457	$20,872	2.19%
Total investments—non-controlled/non-affiliated						$1,960,755	$1,897,057	198.36%

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
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
Equity Investments (—%)
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

(6)
Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act, unless otherwise noted. As of December 31, 2019, the aggregate fair value of these securities is $21,698, or 2.60% of the Company’s net assets .

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

(11)
In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company is entitled to receive additional interest as a result of an agreement among lenders as follows: Barnes & Noble, Inc. (1.83%), Dimensional Dental Management, LLC (4.87%), Legacy.com Inc. (3.73%) and Surgical Information Systems, LLC (1.13%). Pursuant to the agreement among lenders in respect of this loan, this investment represents a first lien/last out loan, which has a secondary priority behind the first lien/first out loan with respect to principal, interest and other payments.

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

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2019
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
iCIMS, Inc.	Revolver	0.50%	$1,252	—
Innovative Business Services, LLC	Revolver	0.50	2,232	(32)
K2 Insurance Services, LLC	Revolver	0.50	2,290	3
K2 Insurance Services, LLC	Delayed Draw	1.00	5,344	6
Kaseya Inc.	Revolver	0.50	661	1
Kaseya Inc.	Delayed Draw	0.50	1,918	4
Lifelong Learner Holdings, LLC	Revolver	0.50	1,901	(19)
Lifelong Learner Holdings, LLC	Delayed Draw	—	2,878	(29)
Liqui-Box Holdings, Inc.	Revolver	0.50	2,630	(37)
Mailgun Technologies, Inc.	Revolver	0.50	1,342	(20)
National Car Wash Solutions, LP	Revolver	0.50	310	(2)
National Car Wash Solutions, LP	Delayed Draw	1.00	1,111	(8)
National Technical Systems, Inc.	Revolver	0.50	2,500	(2)
NMI AcquisitionCo, Inc.	Revolver	0.50	1,280	(4)
Northland Telecommunications Corporation	Revolver	0.50	2,960	(4)
Pathway Vet Alliance, LLC	Delayed Draw	1.00	7,950	12
PF Growth Partners, LLC	Delayed Draw	1.00	1,028	(3)
PPC Flexible Packaging, LLC	Revolver	0.50	1,957	(16)
PricewaterhouseCoopers Public Sector LLP	Revolver	0.50	6,250	(46)
QW Holding Corporation (Quala)	Delayed Draw	1.00	809	(5)
RSC Acquisition, Inc.	Revolver	0.50	608	(4)
RSC Acquisition, Inc.	Delayed Draw	1.00	7,757	(57)
Sapphire Convention, Inc. (Smart City	Revolver	0.50	4,528	(34)
Smile Doctors, LLC	Revolver	0.50	707	(7)
Smile Doctors, LLC	Delayed Draw	1.00	1,477	(14)
SolAero Technologies Corp. (Priority Term Loan)	Revolver	1.00	542	—
SPay, Inc.	Revolver	0.50	682	(58)
Superior Health Linens, LLC	Revolver	0.50	693	(58)
T2 Systems, Inc.	Revolver	0.50	2,053	—
Tank Holding Corp.	Revolver	0.50	47	—
TSB Purchaser, Inc. (Teaching Strategies, LLC)	Revolver	0.50	1,342	(9)
The Leaders Romans Bidco Limited (United Kingdom)	Delayed Draw	1.69	£3,533	(94)
Trump Card, LLC	Revolver	0.50	369	(2)
Turbo Buyer, Inc.	Revolver	0.50	2,151	(28)
Turbo Buyer, Inc.	Delayed Draw	1.00	4,904	(64)
USLS Acquisition, Inc.	Revolver	0.50	946	(19)
VRC Companies, LLC	Delayed Draw	0.75	210	—
VRC Companies, LLC	Revolver	0.50	1,119	(1)
Westfall Technik, Inc.	Revolver	0.50	431	(11)

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2019
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
Westfall Technik, Inc.	Delayed Draw	1.00%	$12,190	$(304)
Zemax Software Holdings, LLC	Revolver	0.50	1,284	(7)
Zenith American Holding, Inc.	Delayed Draw	1.00	3,189	(18)
Zenith American Holding, Inc.	Revolver	0.50	3,180	(17)
Total unfunded commitments			$149,890	$(1,465)

As of December 31, 2019, investments at fair value consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt (excluding First Lien/Last Out)	$1,649,721	$1,585,042	74.63%
First Lien/Last Out Unitranche	78,951	78,096	3.68
Second Lien Debt	234,006	234,532	11.04
Equity Investments	22,272	21,698	1.02
Investment Fund	216,501	204,596	9.63
Total	$2,201,451	$2,123,964	100.00%

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
As of March 31, 2020
(dollar amounts in thousands, except per share data)
1. ORGANIZATION
TCG BDC, Inc. (together with its consolidated subsidiaries, “we,” “us,” “our,” “TCG BDC” or the “Company”) is a Maryland corporation formed on February 8, 2012, and structured as an externally managed, non-diversified closed-end investment company. The Company is managed by its investment adviser, Carlyle Global Credit Investment Management L.L.C. (“CGCIM” or “Investment Adviser”), a wholly owned subsidiary of The Carlyle Group Inc. (formerly, The Carlyle Group L.P.). The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). In addition, the Company has elected to be treated, and intends to continue to comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (together with the rules and regulations promulgated thereunder, the “Code”).
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
The Company is externally managed by the Investment Adviser, an investment adviser registered under the Investment Advisers Act of 1940, as amended. Carlyle Global Credit Administration L.L.C. (the “Administrator”) provides the administrative services necessary for the Company to operate. Both the Investment Adviser and the Administrator are wholly owned subsidiaries of Carlyle Investment Management L.L.C. (“CIM”), a subsidiary of The Carlyle Group Inc. “Carlyle” refers to The Carlyle Group Inc. and its affiliates and its consolidated subsidiaries (other than portfolio companies of its affiliated funds), a global investment firm publicly traded on the Nasdaq Global Select Market under the symbol “CG”. Refer to the sec.gov website for further information on Carlyle.
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
The interim financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of consolidated financial statements for the interim periods presented have been included. These adjustments are of a normal, recurring nature. This Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2019. The results of operations for the three month period ended March 31, 2020 are not necessarily indicative of the operating results to be expected for the full year.

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
The Company has loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Consolidated Statements of Operations. As of March 31, 2020 and December 31, 2019, the fair value of the loans in the portfolio with PIK provisions was $120,683 and $164,902, respectively, which represents approximately 6.0% and 7.8% of total investments at fair value, respectively. For the three month period ended March 31, 2020, the Company earned $643 in PIK income. For the three month period ended March 31, 2019, the Company earned $1,150 in PIK income.
Dividend Income
Dividend income from the investment fund is recorded on the record date for the investment fund to the extent that such amounts are payable by the investment fund and are expected to be collected.
Other Income
Other income may include income such as consent, waiver, amendment, unused, underwriting, arranger and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive fees for guaranteeing the outstanding debt of a portfolio company. Such fees are amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in other assets in the accompanying Consolidated Statements of Assets and Liabilities.For the three month period ended March 31, 2020, the Company earned $2,344 in other income, primarily from underwriting and prepayment fees. For the three month period ended March 31, 2019, the Company earned $2,028 in other income, primarily from amendment and arranger fees.
Non-Accrual Income
Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid current and, in management’s judgment, are likely to remain current. Management may determine not to place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2020 and December 31, 2019, the fair value of the loans in the portfolio on non-accrual status was $44,116 and $52,429, respectively. The remaining first and second lien debt investments were performing and current on their interest payments as of March 31, 2020 and December 31, 2019.
The Facilities, Senior Notes, and 2015-1R Notes – Related Costs, Expenses and Deferred Financing Costs
Interest expense and unused commitment fees on the Facilities are recorded on an accrual basis. Unused commitment fees are included in credit facility fees in the accompanying Consolidated Statements of Operations.
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
Debt issuance costs include capitalized expenses including structuring and arrangement fees related to the offering of the 2015-1R Notes and Senior Notes. Amortization of debt issuance costs for the notes is computed on the effective yield method over the term of the notes. The unamortized balance of such costs is presented as a direct deduction to the carrying amount of the notes in the accompanying Consolidated Statements of Assets and Liabilities. The amortization of such costs is included in interest expense in the accompanying Consolidated Statements of Operations.
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

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more likely than not” to be sustained by the applicable tax authority. The SPVs and the 2015-1 Issuer are disregarded entities for tax purposes and are consolidated with the tax return of the Company. All penalties and interest associated with income taxes, if any, are included in income tax expense. For the three month period ended March 31, 2020, the Company incurred $52 in excise tax expense. For the three month period ended March 31, 2019, the Company incurred $60 in excise tax expense.
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

Functional Translations

The functional currency of the Company is the U.S. Dollar. Investments are generally made in the local currency of the country in which the investments are domiciled and are translated into U.S. Dollars with foreign currency translation gains or losses recorded within net change in unrealized appreciation (depreciation) on investments in the accompanying Consolidated Statements of Operations. Foreign currency translation gains and losses on non-investment assets and liabilities are separately reflected in the accompanying Consolidated Statements of Operations.
Recent Accounting Standards Updates

On June 16, 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU is intended to introduce new guidance for the accounting for credit losses on instruments within scope based on an estimate of current expected credit losses. The guidance was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company adopted the new requirement within Form 10-Q filings starting with the quarter that began January 1, 2020, which did not have a material impact on the Company's consolidated financial statements.
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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of March 31, 2020 and December 31, 2019.
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
Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the three month periods ended March 31, 2020 and 2019, there were no transfers between levels.
The following tables summarize the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of March 31, 2020 and December 31, 2019:

	March 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$1,534,765	$1,534,765
Second Lien Debt	—	—	275,055	275,055
Equity Investments	—	—	29,323	29,323
Investment Fund
Mezzanine Loan	—	—	—	—
Subordinated Loan and Member's Interest	—	—	185,134	185,134
Total	$—	$—	$2,024,277	$2,024,277

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$1,663,138	$1,663,138
Second Lien Debt	—	—	234,532	234,532
Equity Investments	—	—	21,698	21,698
Investment Fund
Mezzanine Loan	—	—	93,000	93,000
Subordinated Loan and Member's Interest	—	—	111,596	111,596
Total	$—	$—	$2,123,964	$2,123,964

The changes in the Company’s investments at fair value for which the Company has used Level 3 inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level 3 investments still held are as follows:

	Financial Assets
	For the three month period ended March 31, 2020
	First Lien Debt	Second Lien Debt	Equity Investments	Investment Fund - Mezzanine Loan	Investment Fund - Subordinated Loan and Member's Interest	Total
Balance, beginning of period	$1,663,138	$234,532	$21,698	$93,000	$111,596	$2,123,964
Purchases	76,323	89,409	10,200	63,500	92,500	331,932
Sales	(44,060)	—	—	(156,500)	—	(200,560)
Paydowns	(70,129)	(15,232)	(1,024)	—	—	(86,385)
Accretion of discount	2,206	380	—	—	—	2,586
Net realized gains (losses)	(2,054)	—	357	—	—	(1,697)
Net change in unrealized appreciation (depreciation)	(90,659)	(34,034)	(1,908)	—	(18,962)	(145,563)
Balance, end of period	$1,534,765	$275,055	$29,323	$—	$185,134	$2,024,277
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held at the reporting date included in net change in unrealized appreciation (depreciation) on investments on the Consolidated Statements of Operations	$(92,299)	$(33,774)	$(1,908)	$—	$(18,962)	$(146,943)

	Financial Assets
	For the three month period ended March 31, 2019
	First Lien Debt	Second Lien Debt	Equity Investments	Investment Fund - Mezzanine Loan	Investment Fund - Subordinated Loan and Member's Interest	Total
Balance, beginning of period	$1,546,271	$178,958	$24,633	$112,000	$110,295	$1,972,157
Purchases	165,076	48,405	2,240	30,500	—	246,221
Sales	(6,815)	—	(1,738)	—	—	(8,553)
Paydowns	(44,241)	—	—	(18,700)	—	(62,941)
Accretion of discount	2,092	69	—	—	—	2,161
Net realized gains (losses)	(60)	—	959	—	—	899
Net change in unrealized appreciation (depreciation)	978	1,419	2,372	—	496	5,265
Balance, end of period	$1,663,301	$228,851	$28,466	$123,800	$110,791	$2,155,209
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held at the reporting date included in net change in unrealized appreciation (depreciation) on investments on the Consolidated Statements of Operations	$1,242	$1,419	$2,648	$—	$496	$5,805

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
The following tables summarize the quantitative information related to the significant unobservable inputs for Level 3 instruments which are carried at fair value as of March 31, 2020 and December 31, 2019:

	Fair Value as of March 31, 2020	Valuation Techniques	Significant Unobservable Inputs	Range
				Low	High	Weighted Average
Investments in First Lien Debt	$1,384,548	Discounted Cash Flow	Discount Rate	6.24%	25.03%	9.77%
	115,824	Consensus Pricing	Indicative Quotes	44.00	100.00	86.37
	34,393	Income Approach	Discount Rate	12.22%	19.32%	16.06%
		Market Approach	Comparable Multiple	7.89x	8.55x	8.49x
Total First Lien Debt	1,534,765
Investments in Second Lien Debt	221,704	Discounted Cash Flow	Discount Rate	9.52%	13.87%	11.64%
	53,351	Consensus Pricing	Indicative Quotes	65.67	90.38	74.34
Total Second Lien Debt	275,055
Investments in Equity	29,323	Income Approach	Discount Rate	7.93%	16.28%	9.71%
		Market Approach	Comparable Multiple	6.05x	16.40x	9.49x
Total Equity Investments	29,323
Investments in Investment Fund
Mezzanine Loan	—	Collateral Analysis	Recovery Rate	100.00%	100.00%	100.00%
Subordinated Loan and Member's Interest	185,134	Discounted Cash Flow	Discount Rate	11.00%	11.00%	11.00%
		Discounted Cash Flow	Default Rate	3.00%	3.00%	3.00%
		Discounted Cash Flow	Recovery Rate	65.00%	65.00%	65.00%
Total Investments in Investment Fund	185,134
Total Level 3 Investments	$2,024,277

	Fair Value as of December 31, 2019	Valuation Techniques	Significant Unobservable Inputs	Range
				Low	High	Weighted Average
Investments in First Lien Debt	$1,332,584	Discounted Cash Flow	Discount Rate	3.64%	24.45%	8.13%
	318,681	Consensus Pricing	Indicative Quotes	77.94	100.00	96.96
	11,873	Income Approach	Discount Rate	12.22%	19.32%	13.16%
		Market Approach	Comparable Multiple	7.89x	8.38x	8.49x
Total First Lien Debt	1,663,138
Investments in Second Lien Debt	188,736	Discounted Cash Flow	Discount Rate	7.40%	10.66%	8.85%
	45,796	Consensus Pricing	Indicative Quotes	97.50	98.31	98.19
Total Second Lien Debt	234,532
Investments in Equity	21,698	Income Approach	Discount Rate	7.76%	15.31%	8.84%
		Market Approach	Comparable Multiple	6.37x	16.65x	9.24x
Total Equity Investments	21,698
Investment in Investment Fund
Mezzanine Loan	93,000	Collateral Analysis	Recovery Rate	100.00%	100.00%	100.00%
Subordinated Loan and Member's Interest	111,596	Discounted Cash Flow	Discount Rate	10.00%	10.00%	10.00%
		Discounted Cash Flow	Default Rate	2.00%	2.00%	2.00%
		Discounted Cash Flow	Recovery Rate	75.00%	75.00%	75.00%
Total Investments in Investment Fund	204,596
Total Level 3 Investments	$2,123,964
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
Financial instruments disclosed but not carried at fair value
The following table presents the carrying value and fair value of the Company’s secured borrowings and senior unsecured notes disclosed but not carried at fair value as of March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured borrowings	$701,609	$701,609	$616,543	$616,543
Senior unsecured notes	$115,000	$115,000	$115,000	$115,000
Total	$816,609	$816,609	$731,543	$731,543
The carrying values of the secured borrowings and senior unsecured notes approximate their respective fair values and are categorized as Level 3 within the hierarchy. Secured borrowings are valued generally using discounted cash flow analysis. The significant unobservable inputs used in the fair value measurement of the Company’s secured borrowings and senior unsecured notes are discount rates. Significant increases in discount rates would result in a significantly lower fair value measurement.
The following table represents the carrying values (before debt issuance costs) and fair values of the Company’s 2015-1R Notes disclosed but not carried at fair value as of March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Aaa/AAA Class A-1-1-R Notes	$234,800	$212,996	$234,800	$233,053
Aaa/AAA Class A-1-2-R Notes	50,000	45,773	50,000	49,908
Aaa/AAA Class A-1-3-R Notes	25,000	24,045	25,000	25,163
AA Class A-2-R Notes	66,000	66,000	66,000	66,000
A Class B Notes	46,400	37,370	46,400	46,400
BBB- Class C Notes	27,000	27,000	27,000	27,000
Total	$449,200	$413,184	$449,200	$447,524
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
Below is a summary of the base management fees and incentive fees incurred during the three month periods ended March 31, 2020 and 2019.

	For the three month periods ended
	March 31, 2020	March 31, 2019
Base management fees	$7,386	$7,685
Incentive fees on pre-incentive fee net investment income	5,086	5,846
Realized capital gains incentive fees	—	—
Accrued capital gains incentive fees	—	—
Total capital gains incentive fees	—	—
Total incentive fees	5,086	5,846
Total base management fees and incentive fees	$12,472	$13,531
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
As of March 31, 2020 and December 31, 2019, $12,333 and $13,236, respectively, was included in base management and incentive fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
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
Unless terminated earlier, the Administration Agreement will renew automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (i) the vote of the Board of Directors or by a majority vote of the outstanding voting securities of the Company and (ii) the vote of a majority of the Company’s Independent Directors. On May 6, 2019, the Company's Board of Directors, including a majority of the Independent Directors, approved the continuance of the Administration Agreement for a one-year period. The Administration Agreement may not be assigned by a party without the consent of the other party and may be terminated by either party without penalty upon at least 60 days’ written notice to the other party.
For the three month period ended March 31, 2020, the Company incurred $106 in fees under the Administration Agreement. For the three month period ended March 31, 2019, the Company incurred $216 in fees under the Administration Agreement. These fees are included in administrative service fees in the accompanying Consolidated Statements of Operations. As of March 31, 2020 and December 31, 2019, $98 and $77, respectively, was unpaid and included in administrative service fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
Sub-Administration Agreements
On April 3, 2013, the Administrator entered into a sub-administration agreement with Carlyle Employee Co. (the “Carlyle Sub-Administration Agreement”). Pursuant to the Carlyle Sub-Administration Agreement, Carlyle Employee Co. provides the Administrator with access to personnel.
On April 3, 2013, the Administrator entered into a sub-administration agreement with State Street Bank and Trust Company (“State Street” and, such agreement, the “State Street Sub-Administration Agreement” and, together with the Carlyle Sub-Administration Agreement, the “Sub-Administration Agreements”). On March 11, 2015, the Company's Board of Directors, including a majority of the Independent Directors, approved an amendment to the State Street Sub-Administration Agreement. The initial term of the State Street Sub-Administration Agreement ends on April 1, 2017, and unless terminated earlier, the State Street Sub-Administration Agreement will renew automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (i) the vote of the Board of Directors or by the vote of a majority of the outstanding voting securities of the Company and (ii) the vote of a majority of the Company’s Independent Directors. On May 6, 2019, the Company's Board of Directors, including a majority of the Independent Directors, approved the continuance of the State Street Sub-Administration Agreement for a one-year period. The State Street Sub-Administration Agreement may be terminated upon at least 60 days’ written notice and without penalty by the vote of a majority of the outstanding securities of the Company, or by the vote of the Board of Directors or by either party to the State Street Sub-Administration Agreement.
For the three month period ended March 31, 2020, fees incurred in connection with the State Street Sub-Administration Agreement, which amounted to $193 were included in other general and administrative in the accompanying Consolidated Statements of Operations. For the three month period ended March 31, 2019, fees incurred in connection with the State Street Sub-Administration Agreement, which amounted to $189 were included in other general and administrative in the accompanying Consolidated Statements of Operations. As of March 31, 2020 and December 31, 2019, $572 and $380, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.
License Agreement
The Company has entered into a royalty free license agreement with CIM, which wholly owns our Adviser and is a wholly owned subsidiary of Carlyle, pursuant to which CIM has granted the Company a non-exclusive, revocable and non-transferable license to use the name and mark “Carlyle.”

Board of Directors
The Company’s Board of Directors currently consists of five members, three of whom are Independent Directors. The Board of Directors has established an Audit Committee, a Pricing Committee, a Nominating and Governance Committee and a Compensation Committee, the members of each of which consist entirely of the Company’s Independent Directors. The Board of Directors may establish additional committees in the future. For the three month period ended March 31, 2020, the Company incurred $96, and for the three month period ended March 31, 2019, the Company incurred $93 in fees and expenses associated with its Independent Directors' services on the Company's Board of Directors and its committees. As of March 31, 2020 and December 31, 2019, $10 and $0, respectively, in fees or expenses associated with its Independent Directors were payable.
Transactions with Credit Fund
For the three month period ended March 31, 2020, the Company sold 1 investment to Credit Fund for proceeds of $19,119 and realized gains (losses) of $264. For the three month period ended March 31, 2019, the Company sold no investments to Credit Fund. See Note 5, Middle Market Credit Fund, LLC, for further information about Credit Fund.
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

Selected Financial Data
Since inception of Credit Fund and through March 31, 2020 and December 31, 2019, the Company and Credit Partners each made capital contributions of $1 and $1 in members’ equity, respectively, and $216,000 and $123,500 in subordinated loans, respectively, to Credit Fund. Below is certain summarized consolidated financial information for Credit Fund as of March 31, 2020 and December 31, 2019.

	As of
	March 31, 2020	December 31, 2019
	(unaudited)
Selected Consolidated Balance Sheet Information
ASSETS
Investments, at fair value (amortized cost of $1,296,794 and $1,258,157, respectively)	$1,199,183	$1,246,839
Cash and cash equivalents	79,802	64,787
Other assets	47,437	9,369
Total assets	$1,326,422	$1,320,995
LIABILITIES AND MEMBERS’ EQUITY
Secured borrowings	$462,421	$441,077
Notes payable, net of unamortized debt issuance costs of $3,320 and $3,441, respectively	487,066	528,407
Mezzanine loans (1)	—	93,000
Other Short-Term Borrowings	8,802	—
Other liabilities	43,135	32,383
Subordinated loans and members’ equity (1)	324,998	226,128
Liabilities and members’ equity	$1,326,422	$1,320,995
(1) As of March 31, 2020 and December 31, 2019, the Company's ownership interest in the subordinated loans and members’ equity was $185,134 and $111,596, respectively, and $0 and $93,000, respectively, in the mezzanine loans.

	For the three month periods ended
	March 31, 2020	March 31, 2019
	(unaudited)
Selected Consolidated Statement of Operations Information:
Total investment income	$21,592	$22,606
Expenses
Interest and credit facility expenses	13,927	14,730
Other expenses	503	441
Total expenses	14,430	15,171
Net investment income (loss)	7,162	7,435
Net realized gain (loss) on investments	—	(8,285)
Net change in unrealized appreciation (depreciation) on investments	(86,293)	17,778
Net increase (decrease) resulting from operations	$(79,131)	$16,928

Below is a summary of Credit Fund’s portfolio, followed by a listing of the loans in Credit Fund’s portfolio as of March 31, 2020 and December 31, 2019:

	As of
	March 31, 2020	December 31, 2019
Senior secured loans (1)	$1,299,438	$1,260,582
Weighted average yields of senior secured loans based on amortized cost (2)	6.01%	6.51%
Weighted average yields of senior secured loans based on fair value (2)	6.48%	6.55%
Number of portfolio companies in Credit Fund	63	61
Average amount per portfolio company (1)	$20,626	$20,665
Number of loans on non-accrual status	1	1
Fair value of loans on non-accrual status	$21,150	$21,150
Percentage of portfolio at floating interest rates (3)(4)	98.2%	98.3%
Percentage of portfolio at fixed interest rates (4)	1.8%	1.7%
Fair value of loans with PIK provisions	$21,150	$21,150
Percentage of portfolio with PIK provisions (4)	1.8%	1.7%

(1)	At par/principal amount.

(2)
Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of March 31, 2020 and December 31, 2019. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount ("OID") and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.

(3)	Floating rate debt investments are generally subject to interest rate floors.

(4)	Percentages based on fair value.

Consolidated Schedule of Investments as of March 31, 2020
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
First Lien Debt (98.17% of fair value)
Achilles Acquisition, LLC	+\#	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.00%	5.00%	10/13/2025	$29,805	$29,690	$25,931
Acrisure, LLC	+\	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 3.50%	5.21%	2/15/2027	25,828	25,796	22,486
Advanced Instruments, LLC	+*\	(2) (3)	Healthcare & Pharmaceuticals	L + 5.25%	6.26%	10/31/2022	36,087	36,019	35,405
Alku, LLC	+#	(2) (3)	Business Services	L + 5.50%	7.31%	7/29/2026	25,000	24,758	23,900
Alpha Packaging Holdings, Inc.	+*\	(2) (3)	Containers, Packaging & Glass	L + 6.00%	7.13%	11/12/2021	16,639	16,637	16,296
AmeriLife Holdings LLC	#	(2) (3) (7)	Banking, Finance, Insurance & Real Estate	L + 4.00%	5.45%	3/18/2027	8,864	8,839	8,286
Analogic Corporation	^+	(2) (3) (7)	Capital Equipment	L + 5.25%	6.25%	6/22/2024	19,169	19,144	18,143
Anchor Packaging, Inc.	^+#	(2) (3) (7)	Containers, Packaging & Glass	L + 4.00%	4.99%	7/18/2026	20,410	20,315	19,056
API Technologies Corp.	+\	(2) (3)	Aerospace & Defense	L + 4.25%	5.24%	5/9/2026	14,888	14,818	12,887
Aptean, Inc.	+ \	(2) (3)	Software	L + 4.25%	5.24%	4/23/2026	12,375	12,313	10,271
AQA Acquisition Holding, Inc.	^*\	(2) (3) (7)	High Tech Industries	L + 4.25%	5.65%	5/24/2023	21,323	21,299	20,741
Astra Acquisition Corp.	+#	(2) (3)	Software	L + 5.50%	6.50%	3/1/2027	29,000	28,567	26,822
Avalign Technologies, Inc.	+\	(2) (3)	Healthcare & Pharmaceuticals	L + 4.50%	5.57%	12/22/2025	14,704	14,578	13,893
Big Ass Fans, LLC	+*\	(2) (3)	Capital Equipment	L + 3.75%	5.20%	5/21/2024	13,873	13,809	13,515
BK Medical Holding Company, Inc.	^+	(2) (3) (7)	Healthcare & Pharmaceuticals	L + 5.25%	6.25%	6/22/2024	24,348	24,089	23,456
Brooks Equipment Company, LLC	+*	(2) (3)	Construction & Building	L + 5.00%	6.60%	8/29/2020	5,066	5,064	5,019
Clarity Telecom LLC.	+	(2) (3)	Media: Broadcasting & Subscription	L + 4.25%	5.24%	8/30/2026	14,925	14,880	14,058
Clearent Newco, LLC	^+\	(2) (3) (7)	High Tech Industries	L + 5.50%	6.87%	3/20/2025	29,675	29,386	27,402
Datto, Inc.	+\	(2) (3)	High Tech Industries	L + 4.25%	5.24%	4/2/2026	12,406	12,345	11,720
DecoPac, Inc.	^+ *\	(2) (3) (7)	Non-durable Consumer Goods	L + 4.25%	5.27%	9/29/2024	13,622	13,524	13,622
DTI Holdco, Inc.	+*\	(2) (3)	High Tech Industries	L + 4.75%	6.53%	9/30/2023	18,836	18,729	13,233
Eliassen Group, LLC	+\	(2) (3)	Business Services	L + 4.50%	5.49%	11/5/2024	7,571	7,540	7,376
EvolveIP, LLC	^+	(2) (3) (7)	Telecommunications	L + 5.75%	6.75%	6/7/2023	19,948	19,895	19,388
Exactech, Inc.	+\#	(2) (3)	Healthcare & Pharmaceuticals	L + 3.75%	4.75%	2/14/2025	21,694	21,563	17,084
Excel Fitness Holdings, Inc.	+#	(2) (3)	Hotel, Gaming & Leisure	L + 5.25%	6.25%	10/7/2025	24,938	24,705	22,539
Golden West Packaging Group LLC	+*\	(2) (3)	Containers, Packaging & Glass	L + 5.75%	6.75%	6/20/2023	29,252	29,103	28,333
HMT Holding Inc.	^ +*\	(2) (3) (7)	Energy: Oil & Gas	L + 5.00%	6.02%	11/17/2023	37,305	36,855	36,630
Jensen Hughes, Inc.	^+*\	(2) (3) (7)	Utilities: Electric	L + 4.50%	5.57%	3/22/2024	34,871	34,726	33,326
KAMC Holdings, Inc.	+#	(2) (3)	Energy: Electricity	L + 4.00%	5.61%	8/14/2026	13,930	13,866	13,083
Lionbridge Technologies, Inc.	+	(2) (3)	Business Services	L + 6.25%	7.32%	12/29/2025	24,938	24,938	23,583
MAG DS Corp.	+\	(2) (3) (7)	Aerospace & Defense	L + 4.75%	6.20%	6/6/2025	27,632	27,413	27,632
Maravai Intermediate Holdings, LLC	+\#	(2) (3)	Healthcare & Pharmaceuticals	L + 4.25%	5.75%	8/2/2025	29,550	29,313	28,040
Marco Technologies, LLC	^+\	(2) (3) (7)	Media: Advertising, Printing & Publishing	L + 4.25%	5.78%	10/30/2023	7,444	7,394	6,979

Consolidated Schedule of Investments as of March 31, 2020
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
Mold-Rite Plastics, LLC	+\	(2) (3)	Chemicals, Plastics & Rubber	L + 4.25%	5.32%	12/14/2021	$14,557	$14,524	$14,288
MSHC, Inc.	^+*\	(2) (3) (7)	Construction & Building	L + 4.25%	5.25%	12/31/2024	42,477	42,340	40,467
Newport Group Holdings II, Inc.	+\#	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 3.75%	5.20%	9/13/2025	23,655	23,436	22,626
Odyssey Logistics & Technology Corp.	+*\#	(2) (3)	Transportation: Cargo	L + 4.00%	5.07%	10/12/2024	39,013	38,866	27,309
Output Services Group	^+\	(2) (3)	Media: Advertising, Printing & Publishing	L + 4.50%	6.11%	3/27/2024	19,571	19,523	18,432
PAI Holdco, Inc.	+*\	(2) (3)	Automotive	L + 4.25%	5.39%	1/5/2025	19,486	19,415	18,956
Park Place Technologies, Inc.	+\#	(2) (3)	High Tech Industries	L + 4.00%	5.00%	3/28/2025	22,502	22,429	21,827
Pasternack Enterprises, Inc.	+\	(2) (3)	Capital Equipment	L + 4.00%	5.00%	7/2/2025	22,697	22,684	21,955
Pharmalogic Holdings Corp.	+\	(2) (3)	Healthcare & Pharmaceuticals	L + 4.00%	5.00%	6/11/2023	11,292	11,269	11,091
Premise Health Holding Corp.	^+\#	(2) (3) (7)	Healthcare & Pharmaceuticals	L + 3.50%	4.95%	7/10/2025	13,689	13,632	13,081
Propel Insurance Agency, LLC	^+\	(2) (3) (7)	Banking, Finance, Insurance & Real Estate	L + 4.25%	5.70%	6/1/2024	22,475	22,024	21,678
Q Holding Company	+*\#	(2) (3)	Automotive	L + 5.00%	6.45%	12/31/2023	21,900	21,732	20,560
QW Holding Corporation (Quala)	^+*	(2) (3) (7)	Environmental Industries	L + 6.25%	7.70%	8/31/2022	16,305	16,144	15,895
Radiology Partners, Inc.	+\#	(2) (3)	Healthcare & Pharmaceuticals	L + 4.25%	5.98%	7/9/2025	27,686	27,566	22,149
RevSpring Inc.	*\#	(2) (3)	Media: Advertising, Printing & Publishing	L + 4.00%	5.45%	10/11/2025	29,688	29,476	25,012
Situs Group Holdings Corporation	^+\	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.75%	5.81%	6/28/2025	14,897	14,790	13,954
Surgical Information Systems, LLC	+*\	(2) (3) (6)	High Tech Industries	L + 4.75%	7.21%	4/24/2023	26,168	26,016	25,417
Systems Maintenance Services Holding, Inc.	^*	(2) (3) (9)	High Tech Industries	L + 5.00%	6.45%	10/30/2023	23,735	23,647	16,837
T2 Systems, Inc.	^+*	(2) (3) (7)	Transportation: Consumer	L + 6.75%	8.34%	9/28/2022	17,804	17,570	17,630
The Original Cakerie, Ltd. (Canada)	^+*\	(2) (3)	Beverage, Food & Tobacco	L + 5.00%	6.62%	7/20/2022	8,906	8,879	8,723
The Original Cakerie, Ltd. (Canada)	^+*\	(2) (3)	Beverage, Food & Tobacco	L + 4.50%	5.95%	7/20/2022	8,009	7,988	7,858
Thoughtworks, Inc.	*\#	(2) (3)	Business Services	L + 3.75%	5.20%	10/11/2024	11,794	11,769	10,202
U.S. Acute Care Solutions, LLC	+*\	(2) (3)	Healthcare & Pharmaceuticals	L + 5.00%	6.45%	5/15/2021	31,299	31,217	27,624
U.S. TelePacific Holdings Corp.	+*\	(2) (3)	Telecommunications	L + 5.00%	6.07%	5/2/2023	26,660	26,510	20,195
Valet Waste Holdings, Inc.	+\#	(2) (3)	Construction & Building	L + 3.75%	4.74%	9/28/2025	18,058	17,967	17,383
VRC Companies, LLC	^+	(2) (3) (7)	Business Services	L + 6.50%	7.99%	3/31/2023	5,548	5,321	5,295
Welocalize, Inc.	^+	(2) (3) (7)	Business Services	L + 4.50%	5.50%	12/2/2024	23,804	23,563	23,113
WRE Holding Corp.	^+*	(2) (3) (7)	Environmental Industries	L + 5.00%	6.45%	1/3/2023	7,854	7,800	7,718
Zywave, Inc.	^+*\	(2) (3)	High Tech Industries	L + 5.00%	6.72%	11/17/2022	20,177	20,066	19,870
First Lien Debt Total								$1,270,073	$1,177,280
Second Lien Debt (1.82% of fair value)
DBI Holding, LLC	^*	(8)	Transportation: Cargo	8.00% PIK	8.00%	2/1/2026	$21,150	$20,697	$21,150
Zywave, Inc.	*	(2) (3)	High Tech Industries	L + 9.00%	10.8%	11/17/2023	666	660	642
Second Lien Debt Total								$21,357	$21,792

Investments (1)		Footnotes	Industry	Type	Shares/Units	Cost	Fair Value (6)
Equity Investments (0.01% of fair value)
DBI Holding, LLC	^*		Transportation: Cargo	Common stock	16,957	$5,364	$111
Equity Investments Total						$5,364	$111
Total Investments						$1,296,794	$1,199,183

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
# Denotes that all or a portion of the assets are owned by the Credit Fund Warehouse II. Credit Fund Warehouse II has entered into a revolving credit facility (the "Credit Fund Warehouse II Facility"). The lenders of the Credit Fund Warehouse II Facility have a first lien security interest in substantially all of the assets of the Credit Fund Warehouse II. Accordingly, such assets are not available to creditors of Credit Fund, Credit Fund Sub, the 2017-1 Issuer or the 2019-2 Issuer.

(1)
Unless otherwise indicated, issuers of investments held by Credit Fund are domiciled in the United States. As of March 31, 2020, the geographical composition of investments as a percentage of fair value was 1.40% in Canada and 98.60% in the United States. Certain portfolio company investments are subject to contractual restrictions on sales.

(2)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, Credit Fund has indicated the reference rate used and provided the spread and the interest rate in effect as of March 31, 2020. As of March 31, 2020, the reference rates for Credit Fund’s variable rate loans were the 30-day LIBOR at 0.99%, the 90-day LIBOR at 1.45% and the 180-day LIBOR at 1.18%.

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

(7)	As of March 31, 2020, Credit Fund and Credit Fund Sub had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

First Lien Debt – unfunded delayed draw and revolving term loans commitments	Type	Unused Fee	Par/ Principal Amount	Fair Value
AmeriLife Holdings LLC	Delayed Draw	1.00%	$1,136	$(66)
Analogic Corporation	Revolver	0.50	1,806	(88)
Anchor Packaging, Inc.	Delayed Draw	1.00	4,487	(244)
AQA Acquisition Holding, Inc.	Revolver	0.50	42	(1)
BK Medical Holding Company, Inc.	Revolver	0.50	2,609	(86)
Clearent Newco, LLC	Delayed Draw	1.00	6,636	(415)
DecoPac, Inc.	Revolver	0.50	857	—
EvolveIP, LLC	Delayed Draw	1.00	2,240	(53)
EvolveIP, LLC	Revolver	0.50	1,344	(32)
HMT Holding Inc.	Revolver	0.50	1,940	(33)
Jensen Hughes, Inc.	Revolver	0.50	91	(4)
Jensen Hughes, Inc.	Delayed Draw	1.00	2,365	(98)
MAG DS Corp.	Revolver	0.50	2,965	—
Marco Technologies, LLC	Delayed Draw	1.00	7,500	(233)
MSHC, Inc.	Delayed Draw	1.00	747	(35)
Premise Health Holding Corp.	Delayed Draw	1.00	1,103	(45)
Propel Insurance Agency, LLC	Revolver	0.50	2,381	(59)
Propel Insurance Agency, LLC	Delayed Draw	0.50	7,143	(178)
QW Holding Corporation (Quala)	Revolver	0.50	852	(20)
QW Holding Corporation (Quala)	Delayed Draw	1.00	161	(4)
T2 Systems, Inc.	Revolver	0.50	1,564	(14)
VRC Companies, LLC	Delayed Draw	0.75	6,091	(132)
Welocalize, Inc.	Revolver	0.50	1,238	(34)
WRE Holding Corp.	Delayed Draw	1.00	1,981	(27)
Total unfunded commitments			$59,279	$(1,901)

(8)	Loan was on non-accrual status as of March 31, 2020.

(9)
The sale of a portion of this loan does not qualify for sale accounting under ASC Topic 860 - Transfers and Servicing ("ASC Topic 860"), and therefore, the asset remains in the Consolidated Schedule of Investments

Consolidated Schedule of Investments as of December 31, 2019
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
First Lien Debt (98.11% of fair value)
Achilles Acquisition, LLC	+\#	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.00%	5.75%	10/13/2025	$17,865	$17,776	$17,763
Acrisure, LLC	+\	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 3.75%	5.85%	11/22/2023	11,820	11,810	11,805
Acrisure, LLC	+\#	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.25%	6.35%	11/22/2023	20,674	20,639	20,674
Advanced Instruments, LLC	^+*\	(2) (3) (7)	Healthcare & Pharmaceuticals	L + 5.25%	6.99%	10/31/2022	35,610	35,536	35,466
Alku, LLC	+#	(2) (3)	Business Services	L + 5.50%	7.44%	7/29/2026	25,000	24,754	24,624
Alpha Packaging Holdings, Inc.	+*\	(2) (3)	Containers, Packaging & Glass	L + 4.25%	6.35%	5/12/2020	16,684	16,676	16,601
AmeriLife Group, LLC	^#	(2) (3) (7)	Banking, Finance, Insurance & Real Estate	L + 4.50%	6.20%	6/5/2026	16,627	16,557	16,558
Anchor Packaging, Inc.	^#	(2) (3) (7)	Containers, Packaging & Glass	L + 4.00%	5.70%	7/18/2026	20,462	20,363	20,457
API Technologies Corp.	+\	(2) (3)	Aerospace & Defense	L + 4.25%	5.95%	5/9/2026	14,925	14,853	14,807
Aptean, Inc.	+\	(2) (3)	Software	L + 4.25%	6.34%	4/23/2026	12,406	12,344	12,385
AQA Acquisition Holding, Inc.	^*\	(2) (3) (7)	High Tech Industries	L + 4.25%	6.16%	5/24/2023	18,954	18,922	18,860
Avalign Technologies, Inc.	+\	(2) (3)	Healthcare & Pharmaceuticals	L + 4.50%	6.70%	12/22/2025	14,741	14,610	14,626
Big Ass Fans, LLC	+*\	(2) (3)	Capital Equipment	L + 3.75%	5.85%	5/21/2024	13,909	13,841	13,903
Borchers, Inc.	+*\	(2) (3) (7)	Chemicals, Plastics & Rubber	L + 4.50%	6.60%	11/1/2024	15,116	15,072	15,085
Brooks Equipment Company, LLC	*		Construction & Building	L + 5.00%	6.91%	8/29/2020	5,144	5,141	5,141
Clarity Telecom LLC.	+	(2) (3)	Media: Broadcasting & Subscription	L + 4.50%	6.20%	8/30/2026	14,963	14,915	14,902
Clearent Newco, LLC	^+\	(2) (3) (7)	High Tech Industries	L + 5.50%	7.44%	3/20/2025	29,738	29,436	29,134
Datto, Inc.	+\	(2) (3)	High Tech Industries	L + 4.25%	5.95%	4/2/2026	12,438	12,375	12,420
DecoPac, Inc.	+*\	(2) (3) (7)	Non-durable Consumer Goods	L + 4.25%	6.01%	9/29/2024	12,336	12,233	12,292
Dent Wizard International Corporation	+\	(2) (3)	Automotive	L + 4.00%	5.70%	4/7/2020	36,880	36,843	36,717
DTI Holdco, Inc.	+*\	(2) (3)	High Tech Industries	L + 4.75%	6.68%	9/30/2023	18,885	18,771	17,611
Eliassen Group, LLC	+\	(2) (3)	Business Services	L + 4.50%	6.20%	11/5/2024	7,581	7,548	7,579
EIP Merger Sub, LLC (Evolve IP)	^+	(2) (3) (7)	Telecommunications	L + 5.75%	7.45%	6/7/2023	19,661	19,605	19,661
Exactech, Inc.	+\#	(2) (3)	Healthcare & Pharmaceuticals	L + 3.75%	5.45%	2/14/2025	21,772	21,634	21,751
Excel Fitness Holdings, Inc.	+#	(2) (3)	Hotel, Gaming & Leisure	L + 5.25%	6.95%	10/7/2025	25,000	24,758	24,875
Golden West Packaging Group LLC	+*\	(2) (3)	Containers, Packaging & Glass	L + 5.75%	7.45%	6/20/2023	29,464	29,303	29,072
HMT Holding Inc.	^+*\	(2) (3) (7)	Energy: Oil & Gas	L + 5.00%	6.74%	11/17/2023	33,157	32,678	32,972
Jensen Hughes, Inc.	^+*\	(2) (3) (7)	Utilities: Electric	L + 4.50%	6.24%	3/22/2024	33,909	33,757	33,550
KAMC Holdings, Inc.	+#	(2) (3)	Energy: Electricity	L + 4.00%	5.91%	8/14/2026	13,965	13,899	13,881
MAG DS Corp.	^+\	(2) (3) (7)	Aerospace & Defense	L + 4.75%	6.46%	6/6/2025	28,471	28,242	28,286
Maravai Intermediate Holdings, LLC	+\#	(2) (3)	Healthcare & Pharmaceuticals	L + 4.25%	6.00%	8/2/2025	29,625	29,378	29,400
Marco Technologies, LLC	^+\	(2) (3) (7)	Media: Advertising, Printing & Publishing	L + 4.25%	6.16%	10/30/2023	7,463	7,410	7,463

Consolidated Schedule of Investments as of December 31, 2019
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
Mold-Rite Plastics, LLC	+\	(2) (3)	Chemicals, Plastics & Rubber	L + 4.25%	5.95%	12/14/2021	$14,557	$14,519	$14,524
MSHC, Inc.	^+*\	(2) (3) (7)	Construction & Building	L + 4.25%	5.95%	12/31/2024	38,251	38,138	38,166
Newport Group Holdings II, Inc.	+\#	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 3.75%	5.65%	9/13/2025	23,715	23,487	23,663
Odyssey Logistics & Technology Corp.	+*\#	(2) (3)	Transportation: Cargo	L + 4.00%	5.70%	10/12/2024	39,013	38,859	38,763
Output Services Group	^+\	(2) (3) (7)	Media: Advertising, Printing & Publishing	L + 4.50%	6.20%	3/27/2024	19,621	19,570	19,469
PAI Holdco, Inc.	+*\	(2) (3)	Automotive	L + 4.25%	6.35%	1/5/2025	19,532	19,458	19,532
Park Place Technologies, Inc.	+\#	(2) (3)	High Tech Industries	L + 4.00%	5.70%	3/28/2025	22,566	22,489	22,566
Pasternack Enterprises, Inc.	+\	(2) (3)	Capital Equipment	L + 4.00%	5.70%	7/2/2025	22,755	22,742	22,653
Pathway Vet Alliance LLC	+\	(2) (3) (7)	Consumer Services	L + 4.50%	6.21%	12/20/2024	19,085	18,708	19,217
Pharmalogic Holdings Corp.	+\	(2) (3)	Healthcare & Pharmaceuticals	L + 4.00%	5.70%	6/11/2023	11,320	11,296	11,302
Premise Health Holding Corp.	^+\#	(2) (3) (7)	Healthcare & Pharmaceuticals	L + 3.50%	5.60%	7/10/2025	13,723	13,665	13,501
Propel Insurance Agency, LLC	^+\	(2) (3) (7)	Banking, Finance, Insurance & Real Estate	L + 4.25%	6.35%	6/1/2024	22,532	22,056	22,395
Q Holding Company	+*\#	(2) (3)	Automotive	L + 5.00%	6.70%	12/31/2023	21,955	21,777	21,922
QW Holding Corporation (Quala)	^+*	(2) (3) (7)	Environmental Industries	L + 5.75%	7.73%	8/31/2022	11,630	11,449	11,531
Radiology Partners, Inc.	+\#	(2) (3)	Healthcare & Pharmaceuticals	L + 4.75%	6.66%	7/9/2025	28,719	28,590	28,768
RevSpring Inc.	+*\#	(2) (3)	Media: Advertising, Printing & Publishing	L + 4.00%	5.95%	10/11/2025	24,750	24,631	24,608
Situs Group Holdings Corporation	^+\	(2) (3) (7)	Banking, Finance, Insurance & Real Estate	L + 4.75%	6.45%	6/28/2025	13,715	13,621	13,697
Systems Maintenance Services Holding, Inc.	+*	(2) (3)	High Tech Industries	L + 5.00%	6.70%	10/30/2023	23,765	23,672	18,180
Surgical Information Systems, LLC	+*\	(2) (3) (6)	High Tech Industries	L + 4.75%	7.47%	4/24/2023	26,168	26,005	25,715
T2 Systems, Inc.	^+*	(2) (3) (7)	Transportation: Consumer	L + 6.75%	8.85%	9/28/2022	18,045	17,789	18,045
The Original Cakerie, Ltd. (Canada)	+*	(2) (3) (7)	Beverage, Food & Tobacco	L + 5.00%	6.84%	7/20/2022	8,928	8,897	8,887
The Original Cakerie, Ltd. (Canada)	^*	(2) (3) (7)	Beverage, Food & Tobacco	L + 4.50%	6.34%	7/20/2022	6,826	6,801	6,790
ThoughtWorks, Inc.	+*\	(2) (3)	Business Services	L + 4.00%	5.70%	10/11/2024	11,824	11,794	11,824
U.S. Acute Care Solutions, LLC	+*\	(2) (3)	Healthcare & Pharmaceuticals	L + 5.00%	6.91%	5/15/2021	31,431	31,331	29,869
U.S. TelePacific Holdings Corp.	+*\	(2) (3)	Telecommunications	L + 5.00%	7.10%	5/2/2023	26,660	26,499	25,430
Valet Waste Holdings, Inc.	+\	(2) (3)	Construction & Building	L + 3.75%	5.70%	9/28/2025	11,850	11,825	11,688
Welocalize, Inc.	+^	(2) (3) (7)	Business Services	L + 4.50%	6.21%	12/2/2024	23,038	22,788	22,787
WIRB - Copernicus Group, Inc.	+*\	(2) (3) (7)	Healthcare & Pharmaceuticals	L + 4.25%	5.95%	8/15/2022	20,888	20,822	20,887
WRE Holding Corp.	^+*	(2) (3) (7)	Environmental Industries	L + 5.00%	6.91%	1/3/2023	7,431	7,372	7,304
Zywave, Inc.	+*\	(2) (3) (7)	High Tech Industries	L + 5.00%	6.93%	11/17/2022	19,228	19,107	19,211
First Lien Debt Total								$1,231,436	$1,223,215
Second Lien Debt (1.75% of fair value)
DBI Holding, LLC	^*	(2) (3) (8)	Transportation: Cargo	8.00% PIK	8.00%	2/1/2026	$21,150	$20,697	$21,150

Consolidated Schedule of Investments as of December 31, 2019
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
Zywave, Inc.	*	(2) (3)	High Tech Industries	L + 9.00%	10.94%	11/17/2023	$666	660	664
Second Lien Debt Total								$21,357	$21,814
Equity Investments (0.15%of fair value)
DBI Holding, LLC	^		Transportation: Cargo				$16,957	$5,364	$1,810
Equity Investments Total								$5,364	$1,810
Total Investments								$1,258,157	$1,246,839

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
\ Denotes that all or a portion of the assets are owned by the 2019-2 Issuer and secure the notes issued in connection with the 2019-2 Debt Securitization. Accordingly, such assets are not available to creditors of Credit Fund, Credit Fund Sub, the 2017-1 Issuer or Credit Fund Warehouse II.
# Denotes that all or a portion of the assets are owned by the Credit Fund Warehouse II. Credit Fund Warehouse II has entered into the Credit Fund Warehouse II Facility. The lenders of the Credit Fund Warehouse II Facility have a first lien security interest in substantially all of the assets of the Credit Fund Warehouse II. Accordingly, such assets are not available to creditors of Credit Fund, Credit Fund Sub, the 2017-1 Issuer or the 2019-2 Issuer.

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
Debt
Credit Fund Facilities
The Credit Fund, Credit Fund Sub and Credit Fund Warehouse II are party to separate credit facilities as described below. In addition, until May 15, 2019, the 2019-2 Issuer (formerly known as the Credit Fund Warehouse) was party to the Credit Fund Warehouse Facility. As of March 31, 2020 and December 31, 2019, Credit Fund, Credit Fund Sub and Credit Fund Warehouse II were in compliance with all covenants and other requirements of their respective credit facility agreements. Below is a summary of the borrowings and repayments under the credit facilities for the three month periods ended 2020 and 2019, and the outstanding balances under the credit facilities for the respective periods.

	Credit Fund Facility		Credit Fund Sub Facility		Credit Fund Warehouse Facility		Credit Fund Warehouse II Facility
	2020	2019	2020	2019	2020	2019	2020	2019
Three Month Periods Ended March 31,
Outstanding balance, beginning of period	$93,000	$112,000	$343,506	$471,134	N/A	$101,044	$97,571	N/A
Borrowings	63,500	30,500	57,000	60,020	N/A	12,873	19,794	N/A
Repayments	(156,500)	(18,700)	(33,500)	(20,404)	N/A	—	(21,950)	N/A
Outstanding balance, end of period	$—	$123,800	$367,006	$510,750	N/A	$113,917	$95,415	N/A

Credit Fund Facility. On June 24, 2016, Credit Fund entered into the Credit Fund Facility with the Company, which was subsequently amended on June 5, 2017, October 2, 2017, November 3, 2017, June 22, 2018, June 29, 2018, February 21, 2019 and March 20, 2020, pursuant to which Credit Fund may from time to time request mezzanine loans from the Company. The maximum principal amount of the Credit Fund Facility is $175,000. The maturity date of the Credit Fund Facility is March 22, 2021. Amounts borrowed under the Credit Fund Facility bear interest at a rate of LIBOR plus 9.00%.
Credit Fund Sub Facility. On June 24, 2016, Credit Fund Sub closed on the Credit Fund Sub Facility with lenders, which was subsequently amended on May 31, 2017, October 27, 2017, August 24, 2018, December 12, 2019 and March 11, 2020. The Credit Fund Sub Facility provides for secured borrowings during the applicable revolving period up to an amount equal to $640,000. The facility is secured by a first lien security interest in substantially all of the portfolio investments held by Credit Fund Sub. The maturity date of the Credit Fund Sub Facility is May 22, 2024. Amounts borrowed under the Credit Fund Sub Facility bear interest at a rate of LIBOR plus 2.25%.
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
Credit Fund Warehouse II Facility. On August 16, 2019, Credit Fund Warehouse II closed on a revolving credit facility (the "Credit Fund Warehouse II Facility") with lenders. The Credit Fund Warehouse II Facility provides for secured borrowings during the applicable revolving period up to an amount equal to $150,000. The Credit Fund Warehouse II Facility is secured by a first lien security interest in substantially all of the portfolio investments held by the Credit Fund Warehouse II Facility. The maturity date of the Credit Fund Warehouse II Facility is August 16, 2022. Amounts borrowed under the Credit Fund Warehouse II Facility bear interest at a rate of LIBOR plus 1.05% for the first 12 months, LIBOR plus 1.15% for the next 12 months, and LIBOR plus 1.50% in the final 12 months.
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
As of March 31, 2020 and December 31, 2019, the 2017-1 Issuer was in compliance with all covenants and other requirements of the indenture.
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
As of March 31, 2020 and December 31, 2019, the 2019-2 Issuer was in compliance with all covenants and other requirements of the indenture.
Other Short-Term Borrowings
Borrowings with original maturities of less than one year are classified as short-term.  Credit Fund’s short-term borrowings are the result of investments that were sold under repurchase agreements.  Investments sold under repurchase agreements are accounted for as collateralized borrowings as the sale of the investment does not qualify for sale accounting under ASC Topic 860 and remains as an investment on the Consolidated Statements of Financial Condition.

6. BORROWINGS
The Company and the SPV are party to facilities as described below. In accordance with the Investment Company Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 150% after such borrowing. As of March 31, 2020 and December 31, 2019, asset coverage was 163.08% and 181.01%, respectively. As of March 31, 2020 and December 31, 2019, the Company and the SPV were in compliance with all covenants and other requirements of their respective credit facility agreements. Below is a summary of the borrowings and repayments under the credit facilities for the three month periods ended 2020 and 2019, and the outstanding balances under the Facilities for the respective periods.

	For the three month periods ended
	March 31, 2020	March 31, 2019
Outstanding Borrowing, beginning of period	$616,543	$514,635
Borrowings	226,500	253,950
Repayments	(139,443)	(107,626)
Foreign currency translation	(1,991)	—
Outstanding balance, end of period	$701,609	$660,959

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

Summary of Facilities
The Facilities consisted of the following as of March 31, 2020 and December 31, 2019:

	March 31, 2020
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
SPV Credit Facility	$275,000	$201,026	$73,974	$4,497
Credit Facility	688,000	500,583	187,417	122,832
Total	$963,000	$701,609	$261,391	$127,329

	December 31, 2019
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
SPV Credit Facility	$275,000	$232,469	$42,531	$4,225
Credit Facility	688,000	384,074	303,926	264,198
Total	$963,000	$616,543	$346,457	$268,423

(1)	The unused portion is the amount upon which commitment fees are based.

(2)	Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
For the three month periods ended March 31, 2020 and 2019, the components of interest expense and credit facility fees were as follows:

	For the three month periods ended
	March 31, 2020	March 31, 2019
Interest expense	$6,373	$6,653
Facility unused commitment fee	318	303
Amortization of deferred financing costs	244	236
Other fees	29	29
Total interest expense and credit facility fees	$6,964	$7,221
Cash paid for interest expense	$6,688	$6,449

Average principal debt outstanding	$672,263	$568,519
Weighted average interest rate	3.75%	4.68%

As of March 31, 2020 and December 31, 2019, the components of interest and credit facilities payable were as follows:

	As of
	March 31, 2020	December 31, 2019
Interest expense payable	$2,093	$2,201
Unused commitment fees payable	295	187
Other credit facility fees payable	22	30
Interest and credit facilities payable	$2,410	$2,418

Weighted average interest rate (based on floating LIBOR rates)	3.11%	3.88%

7. NOTES PAYABLE
4.750% Senior Unsecured Notes
On December 30, 2019, the Company closed a private offering of $115.0 million in aggregate principal amount of 4.750% Senior Unsecured Notes due December 31, 2024 (the "Senior Notes"). Interest is payable quarterly, beginning March

31, 2020. This interest rate is subject to increase (up to 5.75%) in the event that, subject to certain exceptions, the Senior Notes cease to have an investment grade rating. The Company is obligated to offer to repay the notes at par if certain change in control events occur. The Senior Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. Interest expense incurred and paid on the Senior Notes was $1.4 million for the three months ended March 31, 2020.
The note purchase agreement for the Senior Notes contains customary terms and conditions for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a business development company within the meaning of the Investment Company Act and a regulated investment company under the Code, minimum asset coverage ratio and interest coverage ratio, and prohibitions on certain fundamental changes at the Company or any subsidiary guarantor, as well as customary events of default with customary cure and notice, including, without limitation, nonpayment, breach of covenant, material breach of representation or warranty under the note purchase agreement, cross-acceleration under other indebtedness of the Company or certain significant subsidiaries, certain judgments and orders, and certain events of bankruptcy. As of March 31, 2020, the Company was in compliance with these terms and conditions.

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
The Investment Adviser serves as collateral manager to the 2015-1 Issuer under a collateral management agreement (the “Collateral Management Agreement”). Pursuant to the Collateral Management Agreement, the 2015-1 Issuer pays management fees (comprised of base management fees, subordinated management fees and incentive management fees) to the Investment Adviser for rendering collateral management services. As per the Collateral Management Agreement, for the period the Company retains all of the 2015-1 Issuer Preferred Interests, the Investment Adviser does not earn management fees for providing such collateral management services. The Company currently retains all of the 2015-1 Issuer Preferred Interests, thus the Investment Adviser did not earn any management fees from the 2015-1 Issuer for the three month periods ended March 31, 2020 and 2019. Any such waived fees may not be recaptured by the Investment Adviser.
Pursuant to an undertaking by the Company in connection with the 2015-1 Debt Securitization Refinancing, the Company has agreed to hold on an ongoing basis the 2015-1 Issuer Preferred Interests with an aggregate dollar purchase price at least equal to 5% of the aggregate outstanding amount of all collateral obligations by the 2015-1 Issuer for so long as any securities of the 2015-1 Issuer remain outstanding. As of March 31, 2020, the Company was in compliance with its undertaking.
The 2015-1 Issuer pays ongoing administrative expenses to the trustee, independent accountants, legal counsel, rating agencies and independent managers in connection with developing and maintaining reports, and providing required services in connection with the administration of the 2015-1 Issuer.
As of March 31, 2020, the 2015-1R Notes were secured by 60 first lien and second lien senior secured loans with a total fair value of approximately $513,314 and cash of $5,724. The pool of loans in the securitization must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture governing the 2015-1R Notes.
For the three month periods ended March 31, 2020 and 2019, the weighted average interest rate, the effective annualized weighted average interest rates, which include amortization of debt issuance costs on the 2015-1R Notes, were 3.92% and 4.75%, respectively, based on floating LIBOR rates. As of March 31, 2020 and December 31, 2019 the weighted average interest rates were 3.85% and 4.75% respectively, based on floating LIBOR rates.

For the for the three month periods ended March 31, 2020 and 2019, the components of interest expense on the 2015-1R Notes were as follows:

	For the three month periods ended
	March 31, 2020	March 31, 2019
Interest expense	$4,393	$5,276
Amortization of deferred financing costs	62	62
Total interest expense and credit facility fees	$4,455	$5,338
Cash paid for interest expense	$4,594	$5,066

As of March 31, 2020 and December 31, 2019, $3,690 and $3,891, respectively, of interest expense was included in interest and credit facility fees payable.
8. COMMITMENTS AND CONTINGENCIES
A summary of significant contractual payment obligations was as follows as of March 31, 2020 and December 31, 2019:

Payment Due by Period	March 31, 2020	December 31, 2019
Less than 1 Year	$—	$—
1-3 Years	—	—
3-5 Years	816,609	731,543
More than 5 Years	449,200	449,200
Total	$1,265,809	$1,180,743
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of March 31, 2020 and December 31, 2019 for any such exposure.
We have in the past, currently are and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments.
The Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par Value as of
	March 31, 2020	December 31, 2019
Unfunded delayed draw commitments	$65,237	$75,874
Unfunded revolving term loan commitments	38,751	74,016
Total unfunded commitments	$103,988	$149,890
9. NET ASSETS
The Company has the authority to issue 200,000,000 shares of common stock, $0.01 per share par value.
On November 5, 2018, the Company’s Board of Directors approved a $100,000 stock repurchase program (the “Company Stock Repurchase Program”). The Company Stock Repurchase Program was to be in effect until November 5, 2019, or until the approved dollar amount had been used to repurchase shares. On November 4, 2019, the Company's Board of Directors approved the continuation of the Company Stock Repurchase Program until November 5, 2020, or until the approved dollar amount has been used to repurchase shares. This program, which is temporarily suspended, may be resumed, extended, modified or discontinued by the Company at any time, subject to applicable law. Since the inception of the Company Stock Repurchase Program through March 31, 2020, the Company has repurchased 6,260,043 shares of the Company's common stock at an average cost of $13.67 per share, or $85,597 in the aggregate, resulting in accretion to net assets per share of $0.34.

For the three month period ended March 31, 2020, the Company repurchased and extinguished 1,455,195 shares for $16,003. The following table summarizes capital activity during the for the three month period ended March 31, 2020:

	Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, beginning of period	57,763,811	$578	$1,109,238	$(1,633)	$10,368	$(82,654)	$(79,426)	$956,471
Repurchase of common stock	(1,455,195)	(15)	(15,988)	—	—	—	—	(16,003)
Net investment income (loss)	—	—	—	—	23,972	—	—	23,972
Net realized gain (loss)	—	—	—	—	—	(1,847)	—	(1,847)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	—	(143,225)	(143,225)
Dividends declared	—	—	—	—	(20,834)	—	—	(20,834)
Balance, end of period	56,308,616	$563	$1,093,250	$(1,633)	$13,506	$(84,501)	$(222,651)	$798,534

For the three month period ended March 31, 2019, the Company repurchased and extinguished 958,182 shares for $14,085. The following table summarizes capital activity for the three month period ended March 31, 2019:

	Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, beginning of period	62,230,251	$622	$1,174,334	$(1,633)	$5,901	$(44,572)	$(71,434)	$1,063,218
Repurchase of common stock	(958,182)	(9)	(14,076)	—	—	—	—	(14,085)
Net investment income (loss)	—	—	—	—	27,562	—	—	27,562
Net realized gain (loss)	—	—	—	—	—	899	—	899
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	—	5,265	5,265
Dividends declared	—	—	—	—	(22,672)	—	—	(22,672)
Balance, end of period	61,272,069	$613	$1,160,258	$(1,633)	$10,791	$(43,673)	$(66,169)	$1,060,187

The Company computes earnings per common share in accordance with ASC 260, Earnings Per Share. Basic earnings per common share were calculated by dividing net increase (decrease) in net assets resulting from operations attributable to the Company by the weighted-average number of common shares outstanding for the period.

Basic and diluted earnings per common share were as follows:

	For the three month periods ended
	March 31, 2020	March 31, 2019
Net increase (decrease) in net assets resulting from operations	$(121,100)	$33,726
Weighted-average common shares outstanding	57,112,193	61,772,774
Basic and diluted earnings per common share	$(2.12)	$0.55
The following table summarizes the Company’s dividends declared during the two most recent fiscal years and the current fiscal year to-date:

Date Declared	Record Date	Payment Date	Per Share Amount
February 26, 2018	March 29, 2018	April 17, 2018	$0.37
May 2, 2018	June 29, 2018	July 17, 2018	$0.37
August 6, 2018	September 28, 2018	October 17, 2018	$0.37
November 5, 2018	December 28, 2018	January 17, 2019	$0.37
December 12, 2018	December 28, 2018	January 17, 2019	$0.20	(1)
February 22, 2019	March 29, 2019	April 17, 2019	$0.37
May 6, 2019	June 28, 2019	July 17, 2019	$0.37
June 17, 2019	June 28, 2019	July 17, 2019	$0.08	(1)
August 5, 2019	September 30, 2019	October 17, 2019	$0.37
November 4, 2019	December 31, 2019	January 17, 2020	$0.37
December 12, 2019	December 31, 2019	January 17, 2020	$0.18	(1)
February 24, 2020	March 31, 2020	April 17, 2020	$0.37

(1)	Represents a special dividend.

10. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of consolidated financial highlights for the three month periods ended March 31, 2020 and 2019:

	For the three month periods ended
	March 31, 2020	March 31, 2019
Per Share Data:
Net asset value per share, beginning of period	$16.56	$17.09
Net investment income (loss) (1)	0.42	0.45
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	(2.57)	0.09
Net increase (decrease) in net assets resulting from operations	(2.15)	0.54
Dividends declared (2)	(0.37)	(0.37)
Accretion due to share repurchases	0.14	0.04
Net asset value per share, end of period	$14.18	$17.30
Market price per share, end of period	$5.22	$14.48

Number of shares outstanding, end of period	56,308,616	61,272,069
Total return based on net asset value (3)	(12.14)%	3.39%
Total return based on market price (4)	(58.22)%	19.76%
Net assets, end of period	$798,534	$1,060,187
Ratio to average net assets (5):
Expenses before incentive fees	2.38%	2.03%
Expenses after incentive fees	2.94%	2.58%
Net investment income (loss)	2.66%	2.58%
Interest expense and credit facility fees	1.41%	1.18%
Ratios/Supplemental Data:
Asset coverage, end of period	163.08%	195.50%
Portfolio turnover	3.11%	3.45%
Weighted-average shares outstanding	57,112,193	61,772,774

(1)	Net investment income (loss) per share was calculated as net investment income (loss) for the period divided by the weighted average number of shares outstanding for the period.

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

11. LITIGATION
The Company may become party to certain lawsuits in the ordinary course of business. The Company does not believe that the outcome of current matters, if any, will materially impact the Company or its consolidated financial statements. As of March 31, 2020 and December 31, 2019, the Company was not subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company.
In addition, portfolio investments of the Company could be the subject of litigation or regulatory investigations in the ordinary course of business. The Company does not believe that the outcome of any current contingent liabilities of its portfolio investments, if any, will materially affect the Company or these consolidated financial statements.

12. TAX
The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of March 31, 2020 and December 31, 2019.
In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. As of March 31, 2020 and December 31, 2019, the Company had filed tax returns and therefore is subject to examination.
The Company’s taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate. The estimated tax character of dividends declared for three month periods ended March 31, 2020 and 2019 was as follows:

	For the three month periods ended
	March 31, 2020	March 31, 2019
Ordinary income	$20,834	$22,672
Tax return of capital	$—	$—
13. SUBSEQUENT EVENTS
Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed below.
Subsequent to March 31, 2020, the Company borrowed $24,792 under the Credit Facility and the SPV Credit Facility. The Company also voluntarily repaid $86,000 under the Credit Facility and SPV Credit Facility.
On May 4, 2020, the Board of Directors declared a quarterly dividend of $0.37, which is payable on July 17, 2020 to stockholders of record on June 30, 2020.
On May 5, 2020, the Company issued and sold 2,000,000 shares of cumulative convertible preferred stock, par value $0.01, to Carlyle in a private placement at a price of $25 per share (the “Preferred Stock”). The Company intends to use the total proceeds to the Company of $50.0 million from the offering to repay certain indebtedness under the Facilities and for general corporate purposes, which includes investing in portfolio companies in accordance with its investment objective.
The Preferred Stock ranks senior to the Company’s common stock with respect to the payment of dividends and distribution of assets upon liquidation. The Preferred Stock has a liquidation preference equal to $25 per share (the “Liquidation Preference”) plus any accumulated but unpaid dividends up to but excluding the date of distribution. Additional information regarding the terms of the Preferred Stock is included under "Other" in Part II, Item 5 of this Form 10-Q.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(dollar amounts in thousands, except per share data, unless otherwise indicated)
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
We have included or incorporated by reference in this Form 10-Q, and from time to time our management may make, “forward-looking statements”. These forward-looking statements are not historical facts, but instead relate to future events or the future performance or financial condition of TCG BDC, Inc. (together with its consolidated subsidiaries, “we,” “us,” “our,” “TCG BDC” or the “Company”). These statements are based on current expectations, estimates and projections about us, our current or prospective portfolio investments, our industry, our beliefs, and our assumptions. The forward-looking statements contained in this Form 10-Q involve a number of risks and uncertainties, including statements concerning:

•
our, or our portfolio companies’, future business, operations, operating results or prospects, including our and their ability to achieve our respective objectives as a result of the current COVID-19 pandemic;

•	the return or impact of current and future investments;

•	the general economy and its impact on the industries in which we invest and the impact of the COVID-19 pandemic thereon;

•	the impact of any protracted decline in the liquidity of credit markets on our business and the impact of the COVID-19 pandemic thereon;

•	the impact of fluctuations in interest rates on our business;

•	our future operating results and the impact of the COVID-19 pandemic thereon;

•	the impact of changes in laws, policies or regulations (including the interpretation thereof) affecting our operations or the operations of our portfolio companies;

•	the valuation of our investments in portfolio companies, particularly those having no liquid trading market, and the impact of the COVID-19 pandemic thereon;

•	our ability to recover unrealized losses;

•	market conditions and our ability to access alternative debt markets and additional debt and equity capital, and the impact of the COVID-19 pandemic thereon;

•	our contractual arrangements and relationships with third parties;

•	uncertainty surrounding the financial stability of the United States, Europe and China;

•	the social, geopolitical, financial, trade and legal implications of Brexit;

•	the financial condition of and ability of our current and prospective portfolio companies to achieve their objectives and the impact of the COVID-19 pandemic thereon;

•	competition with other entities and our affiliates for investment opportunities;

•	the speculative and illiquid nature of our investments;

•	the use of borrowed money to finance a portion of our investments;

•	our expected financings and investments;

•	the adequacy of our cash resources and working capital;

•	the timing, form and amount of any dividend distributions;

•	the timing of cash flows, if any, from the operations of our portfolio companies and the impact of the COVID-19 pandemic thereon;

•	the ability to consummate acquisitions;

•	the ability of our investment adviser to locate suitable investments for us and to monitor and administer our investments;

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
OVERVIEW
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Part I, Item 1 of this Form 10-Q “Financial Statements.” This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to those described in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2019 and Part II, Item 1A of this Form 10-Q. Our actual results could differ materially from those anticipated by such forward-looking statements due to factors discussed under “Risk Factors” and “Cautionary Statements Regarding Forward-Looking Statements” appearing elsewhere in this Form 10-Q.
We are a Maryland corporation formed on February 8, 2012, and structured as an externally managed, non-diversified closed-end investment company. We have elected to be regulated as a BDC under the Investment Company Act. We have elected to be treated, and intend to continue to comply with the requirements to qualify annually, as a RIC under Subchapter M of the Code.
Our investment objective is to generate current income and capital appreciation primarily through debt investments in U.S. middle market companies. Our core investment strategy focuses on lending to U.S. middle market companies, which we define as companies with approximately $25 million to $100 million of EBITDA, which we believe is a useful proxy for cash flow. We complement this core strategy with additive, diversifying assets including, but not limited to, specialty lending investments. We seek to achieve our investment objective primarily through direct origination of Middle Market Senior Loans, with the balance of our assets invested in higher yielding investments (which may include unsecured debt, mezzanine debt and investments in equities). We generally make Middle Market Senior Loans to private U.S. middle market companies that are, in many cases, controlled by private equity firms. Depending on market conditions, we expect that between 70% and 80% of the value of our assets will be invested in Middle Market Senior Loans. We expect that the composition of our portfolio will change over time given our Investment Adviser’s view on, among other things, the economic and credit environment (including with respect to interest rates) in which we are operating.
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
We are externally managed by our Investment Adviser, an investment adviser registered under the Advisers Act. Our Administrator provides the administrative services necessary for us to operate. Both our Investment Adviser and our Administrator are wholly owned subsidiaries of Carlyle Investment Management L.L.C., a subsidiary of Carlyle. Our Investment Adviser’s five-person investment committee is responsible for reviewing and approving our investment opportunities. The members of the investment committee have experience investing through different credit cycles. As of March 31, 2020, our Investment Adviser’s investment team included a team of more than 150 investment professionals across the Carlyle Global Credit segment. The five members of our Investment Adviser’s investment committee have an average of over 25 years of industry experience. In addition, our Investment Adviser and its investment team are supported by a team of finance, operations and administrative professionals currently employed by Carlyle Employee Co., a wholly owned subsidiary of Carlyle.
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
PORTFOLIO AND INVESTMENT ACTIVITY
Below is a summary of certain characteristics of our investment portfolio as of March 31, 2020 and December 31, 2019.

	As of
	March 31, 2020	December 31, 2019
Fair value of investments	$2,024,277	$2,123,964
Count of investments	138	136
Count of portfolio companies / investment fund	110	112
Count of industries	28	28
Count of sponsors	63	63
Percentage of total investment fair value:
First lien debt	73.0%	74.6%
First lien/last out loans	2.8%	3.7%
Second lien debt	13.6%	11.0%
Total secured debt	89.4%	89.3%
Credit Fund	9.2%	9.6%
Equity investments	1.5%	1.0%

Percentage of debt investment fair value:
Floating rate (1)	99.2%	99.7%
Fixed interest rate	0.8%	0.3%
(1) Primarily subject to interest rate floors.

Our investment activity for the three month periods ended March 31, 2020 and 2019 is presented below (information presented herein is at amortized cost unless otherwise indicated):

	For the three month periods ended
	March 31, 2020	March 31, 2019
Investments:
Total investments, beginning of period	$2,201,451	$2,043,591
New investments purchased	331,932	246,221
Net accretion of discount on investments	2,586	2,161
Net realized gain (loss) on investments	(1,697)	899
Investments sold or repaid	(286,945)	(71,494)
Total Investments, end of period	$2,247,327	$2,221,378
Principal amount of investments funded:
First Lien Debt (excluding First Lien/Last Out)	$75,510	$143,749
First Lien/Last Out Unitranche	—	23,879
Second Lien Debt	86,109	49,344
Equity Investments	10,500	2,241
Investment Fund	156,000	30,500
Total	$328,119	$249,713
Principal amount of investments sold or repaid:
First Lien Debt (excluding First Lien/Last Out)	$(97,185)	$(25,902)
First Lien/Last Out Unitranche	(19,273)	(25,264)
Second Lien Debt	(15,232)	—
Equity Investments	—	—
Investment Fund	(156,500)	(18,700)
Total	$(288,190)	$(69,866)
Number of new funded investments	10	12
Average amount of new funded investments	$10,277	$20,518
Percentage of new funded debt investments at floating interest rates	90%	100%
Percentage of new funded debt investments at fixed interest rates	10%	—%
As of March 31, 2020 and December 31, 2019, investments consisted of the following:

	March 31, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt (excluding First Lien/Last Out)	$1,597,780	$1,478,357	$1,649,721	$1,585,042
First Lien/Last Out Unitranche	93,178	56,408	78,951	78,096
Second Lien Debt	308,563	275,055	234,006	234,532
Equity Investments	31,805	29,323	22,272	21,698
Investment Fund	216,001	185,134	216,501	204,596
Total	$2,247,327	$2,024,277	$2,201,451	$2,123,964

The weighted average yields (1) for our first and second lien debt, based on the amortized cost and fair value as of March 31, 2020 and December 31, 2019, were as follows:

	March 31, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt (excluding First Lien/Last Out)	7.42%	8.02%	8.00%	8.17%
First Lien/Last Out Unitranche	6.06%	10.02%	6.63%	9.53%
First Lien Debt Total	7.35%	8.10%	7.91%	8.23%
Second Lien Debt	9.92%	11.13%	10.44%	10.42%
First and Second Lien Debt Total	7.74%	8.56%	8.22%	8.50%

(1)
Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of March 31, 2020 and December 31, 2019. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.

Total weighted average yields (which includes the effect of accretion of discount and amortization of premiums) of our first and second lien debt investments as measured on an amortized cost basis decreased from 8.22% to 7.74% from December 31, 2019 to March 31, 2020. The decrease in weighted average yields was primarily due to a decrease in the effective LIBOR rate applicable to loans in the portfolio.
The following table summarizes the fair value of our performing and non-accrual/non-performing investments as of March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
	Fair Value	Percentage	Fair Value	Percentage
Performing	$1,980,161	97.82%	$2,071,535	97.53%
Non-accrual (1)	44,116	2.18	52,429	2.47
Total	$2,024,277	100.00%	$2,123,964	100.00%

(1)	For information regarding our non-accrual policy, see Note 2 to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
See the Consolidated Schedules of Investments as of March 31, 2020 and December 31, 2019 in our consolidated financial statements in Part I, Item 1 of this Form 10-Q for more information on these investments, including a list of companies and type and amount of investments.

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
Our Investment Adviser monitors and, when appropriate, changes the investment ratings assigned to each debt investment in our portfolio. In connection with our quarterly valuation process, our Investment Adviser reviews our investment ratings on a regular basis. The following table summarizes the Internal Risk Ratings as of March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
	Fair Value	% of Fair Value	Fair Value	% of Fair Value
(dollar amounts in millions)
Internal Risk Rating 1	$38.6	2.13%	$39.2	2.06%
Internal Risk Rating 2	1,392.5	76.94	1,501.4	79.12
Internal Risk Rating 3	205.8	11.37	132.9	7.00
Internal Risk Rating 4	96.6	5.34	159.0	8.38
Internal Risk Rating 5	32.6	1.80	65.2	3.44
Internal Risk Rating 6	43.8	2.42	—	—
Total	$1,809.8	100.00%	$1,897.7	100.00%

As of March 31, 2020 and December 31, 2019, the weighted average Internal Risk Rating of our debt investment portfolio was 2.3 and 2.3, respectively. As of March 31, 2020 and December 31, 2019, 18 and 18 of our debt investments, with an aggregate fair value of $172.9 million and $224.3 million, respectively, were assigned an Internal Risk Rating of 4-6 (“Watch List”). As of March 31, 2020 and December 31, 2019, seven and five first lien debt investments, respectively, were on non-accrual status. The fair values of debt investments in the portfolio on non-accrual status were $44.1 million and $52.4 million, respectively, which represented approximately 2.18% and 2.47%, respectively, of total investments at fair value. The remaining first and second lien debt investments were performing and current on their interest payments as of March 31, 2020 and December 31, 2019.

During the three month period ended March 31, 2020, two investments with fair value of $17.4 million were downgraded to the Watch List due to changes in financial condition and performance of the respective portfolio companies, one investment with fair value of $20.7 million was upgraded and removed from the Watch List due to improved performance of the portfolio company and one investment on the Watch List with fair value of $6.1 million was repaid in full.
CONSOLIDATED RESULTS OF OPERATIONS
For the three month periods ended March 31, 2020 and 2019
The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and losses and net change in unrealized appreciation and depreciation. As a result, quarterly comparisons may not be meaningful.
Investment Income
Investment income for the three month periods ended March 31, 2020 and 2019 was as follows:

	For the three month periods ended
	March 31, 2020	March 31, 2019
Investment income
First Lien Debt	$35,650	$41,574
Second Lien Debt	8,126	5,746
Equity Investments	185	247
Investment Fund	6,549	7,538
Cash	35	82
Total investment income	$50,545	$55,187
The decrease in investment income for the three month period ended March 31, 2020 from the comparable period in 2019 was primarily driven by the decrease in LIBOR, loans placed on non-accrual, and lower interest and dividend income from Credit Fund. As of March 31, 2020, the size of our portfolio increased to $2,247,327 from $2,221,378 as of March 31, 2019, at amortized cost, and total principal amount of investments outstanding increased to 2,259,466 from $2,253,682 as of March 31, 2019. As of March 31, 2020, the weighted average yield of our first and second lien debt investments decreased to 7.74% from 9.51% as of March 31, 2019 on amortized cost, primarily due to the decrease in LIBOR and loans placed on non-accrual status.
Interest income on our first and second lien debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of March 31, 2020 and 2019, seven and three first lien debt investments, respectively, were on non-accrual status. Non-accrual investments had a fair value of $44,116 and $17,482 respectively, which represented approximately 2.18% and 0.81% of total investments at fair value, respectively. The remaining first and second lien debt investments were performing and current on their interest payments as of March 31, 2020 and 2019.
For the three month periods ended March 31, 2020 and 2019, the Company earned $2,344 and $2,028, respectively, in other income.
Our total dividend and interest income from investments in Credit Fund totaled $6,736 and $7,538 for the three month periods ended March 31, 2020 and 2019, respectively. The decrease for the three month period ended March 31, 2020 from the comparable period in 2019, was primarily driven by the lower dividend from Credit Fund and the decrease in LIBOR on the Mezzanine Loan.
Net investment income (loss) for the three month periods ended March 31, 2020 and 2019 was as follows:

	For the three month periods ended
	March 31, 2020	March 31, 2019
Total investment income	$50,545	$55,187
Net expenses (including excise tax expense)	(26,573)	(27,625)
Net investment income (loss)	$23,972	$27,562

Expenses

	For the three month periods ended
	March 31, 2020	March 31, 2019
Base management fees	$7,386	$7,685
Incentive fees	5,086	5,846
Professional fees	667	745
Administrative service fees	106	216
Interest expense	12,179	11,991
Credit facility fees	590	568
Directors’ fees and expenses	96	93
Other general and administrative	411	421
Excise tax expense	52	60
Net expenses	$26,573	$27,625

Interest expense and credit facility fees for the three month periods ended March 31, 2020 and 2019 were comprised of the following:

	For the three month periods ended
	March 31, 2020	March 31, 2019
Interest expense	$12,179	$11,991
Facility unused commitment fee	318	303
Amortization of deferred financing costs	243	236
Other fees	29	29
Total interest expense and credit facility fees	$12,769	$12,559
Cash paid for interest expense	$12,647	$11,515

Average principal debt outstanding	$1,236,463	$1,017,719
Weighted average interest rate	3.91%	4.71%
The increase in interest expense for the three month periods ended March 31, 2020 compared to the comparable period in 2019 was primarily driven by higher borrowings outstanding, partially offset by lower LIBOR.
Below is a summary of the base management fees and incentive fees incurred during the three month periods ended March 31, 2020 and 2019.

	For the three month periods ended
	March 31, 2020	March 31, 2019
Base management fees	$7,386	$7,685
Incentive fees on pre-incentive fee net investment income	5,086	5,846
Realized capital gains incentive fees	—	—
Accrued capital gains incentive fees	—	—
Total capital gains incentive fees	—	—
Total incentive fees	5,086	5,846
Total base management fees and incentive fees	$12,472	$13,531
The decrease in base management fees and incentive fees related to pre-incentive fee net investment income for the three month period ended March 31, 2020 from the comparable period in 2019 was driven by lower investment fair value and lower pre-incentive fee net investment income, respectively.
For the three month periods ended March 31, 2020 and 2019, there were no accrued capital gains incentive fees based upon the cumulative net realized and unrealized appreciation (depreciation) as of March 31, 2020 and 2019. The accrual for any capital gains incentive fee under accounting principles generally accepted in the United States (“U.S. GAAP”) in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. See Note 4 to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q for more information on the incentive and base management fees.
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
Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) on Investments
During the three month periods ended March 31, 2020 and 2019, we had realized gains on 4 and 2 investments, respectively, totaling approximately $627 and $959, respectively, which was offset by realized losses on 3 and 1 investments, respectively, totaling approximately $2,324 and $60, respectively. During the three month periods ended March 31, 2020 and 2019, we had unrealized appreciation on 15 and 70 investments, respectively, totaling approximately $4,389 and $16,195, respectively, which was offset by unrealized depreciation on 122 and 37 investments, respectively, totaling approximately $149,952 and $10,930, respectively.
Net realized gain (loss) and net change in unrealized appreciation (depreciation) by the type of investments for the three month periods ended March 31, 2020 and 2019 were as follows:

	For the three month periods ended
	March 31, 2020	March 31, 2019
Net realized gain (loss) on investments	$(1,697)	$899
Net change in unrealized appreciation (depreciation) on investments	(145,563)	5,265
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	$(147,260)	$6,164
Net realized gain (loss) and net change in unrealized appreciation (depreciation) by the type of investments for the three month periods ended March 31, 2020 and 2019 were as follows:

	For the three month periods ended
	March 31, 2020		March 31, 2019
Type	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)
First Lien Debt	$(2,054)	$(90,659)	$(60)	$978
Second Lien Debt	—	(34,034)	—	1,419
Equity Investments	357	(1,908)	959	2,372
Investment Fund	—	(18,962)	—	496
Total	$(1,697)	$(145,563)	$899	$5,265
Net change in unrealized appreciation in our investments for the three month periods ended March 31, 2020 compared to the comparable period in 2019 was primarily due to higher market spreads related to the COVID-19 pandemic, as well as to changes in other inputs utilized under our valuation methodology, including, but not limited to, enterprise value multiples, leverage multiples and borrower ratings, and the impact of exits.
MIDDLE MARKET CREDIT FUND, LLC
Overview
On February 29, 2016, the Company and Credit Partners entered into the Limited Liability Company Agreement to co-manage Credit Fund, a Delaware limited liability company that is not consolidated in the Company’s consolidated financial statements. Credit Fund primarily invests in first lien loans of middle market companies. Credit Fund is managed by a six-

member board of managers, on which the Company and Credit Partners each have equal representation. Establishing a quorum for Credit Fund’s board of managers requires at least four members to be present at a meeting, including at least two of the Company’s representatives and two of Credit Partners’ representatives. The Company and Credit Partners each have 50% economic ownership of Credit Fund and have commitments to fund, from time to time, capital of up to $400,000 each. Funding of such commitments generally requires the approval of the board of Credit Fund, including the board members appointed by the Company. By virtue of its membership interest, the Company and Credit Partners each indirectly bear an allocable share of all expenses and other obligations of Credit Fund.
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
Selected Financial Data
Since inception of Credit Fund and through March 31, 2020 and December 31, 2019, the Company and Credit Partners each made capital contributions of $1 and $1 in members’ equity, respectively, and $216,000 and $123,500 in subordinated loans, respectively, to Credit Fund. Below is certain summarized consolidated financial information for Credit Fund as of March 31, 2020 and December 31, 2019.

	March 31, 2020	December 31, 2019
	(unaudited)
Selected Consolidated Balance Sheet Information
ASSETS
Investments, at fair value (amortized cost of $1,296,794 and $1,258,157, respectively)	$1,199,183	$1,246,839
Cash and cash equivalents	79,802	64,787
Other assets	47,437	9,369
Total assets	$1,326,422	$1,320,995
LIABILITIES AND MEMBERS’ EQUITY
Secured borrowings	$462,421	$441,077
Notes payable, net of unamortized debt issuance costs of $3,320 and $3,441, respectively	487,066	528,407
Mezzanine loans (1)	—	93,000
Other Short-Term Borrowings	8,802	—
Other liabilities	43,135	32,383
Subordinated loans and members’ equity (1)	324,998	226,128
Liabilities and members’ equity	$1,326,422	$1,320,995
(1) As of March 31, 2020 and December 31, 2019, the Company’s ownership interest in the subordinated loans and members’ equity was $185,134 and $111,596, respectively, and $0 and $93,000, respectively, in the mezzanine loans.

	For the three month periods ended
	March 31, 2020	March 31, 2019
	(unaudited)
Selected Consolidated Statement of Operations Information:
Total investment income	$21,592	$22,606
Expenses
Interest and credit facility expenses	13,927	14,730
Other expenses	503	441
Total expenses	14,430	15,171
Net investment income (loss)	7,162	7,435
Net realized gain (loss) on investments	—	(8,285)
Net change in unrealized appreciation (depreciation) on investments	(86,293)	17,778
Net increase (decrease) resulting from operations	$(79,131)	$16,928

Below is a summary of Credit Fund’s portfolio, followed by a listing of the loans in Credit Fund's portfolio, as of March 31, 2020 and December 31, 2019:

	As of
	March 31, 2020	December 31, 2019
Senior secured loans (1)	$1,299,438	$1,260,582
Weighted average yields of senior secured loans based on amortized cost (2)	6.01%	6.51%
Weighted average yields of senior secured loans based on fair value (2)	6.48%	6.55%
Number of portfolio companies in Credit Fund	63	61
Average amount per portfolio company (1)	$20,626	$20,665
Number of loans on non-accrual status	1	1
Fair value of loans on non-accrual status	$21,150	$21,150
Percentage of portfolio at floating interest rates (3)(4)	98.2%	98.3%
Percentage of portfolio at fixed interest rates (4)	1.8%	1.7%
Fair value of loans with PIK provisions	$21,150	$21,150
Percentage of portfolio with PIK provisions (4)	1.8%	1.7%

(1)	At par/principal amount.

(2)
Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of March 31, 2020 and December 31, 2019. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.

(3)	Floating rate debt investments are primarily subject to interest rate floors.

(4)	Percentages based on fair value.

Consolidated Schedule of Investments as of March 31, 2020
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
First Lien Debt (98.17% of fair value)
Achilles Acquisition, LLC	+\#	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.00%	5.00%	10/13/2025	$29,805	$29,690	$25,931
Acrisure, LLC	+\	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 3.50%	5.21%	2/15/2027	25,828	25,796	22,486
Advanced Instruments, LLC	+*\	(2) (3)	Healthcare & Pharmaceuticals	L + 5.25%	6.26%	10/31/2022	36,087	36,019	35,405
Alku, LLC	+#	(2) (3)	Business Services	L + 5.50%	7.31%	7/29/2026	25,000	24,758	23,900
Alpha Packaging Holdings, Inc.	+*\	(2) (3)	Containers, Packaging & Glass	L + 6.00%	7.13%	11/12/2021	16,639	16,637	16,296
AmeriLife Holdings LLC	#	(2) (3) (7)	Banking, Finance, Insurance & Real Estate	L + 4.00%	5.45%	3/18/2027	8,864	8,839	8,286
Analogic Corporation	^+	(2) (3) (7)	Capital Equipment	L + 5.25%	6.25%	6/22/2024	19,169	19,144	18,143
Anchor Packaging, Inc.		(2) (3) (7)	Containers, Packaging & Glass	L + 4.00%	4.99%	7/18/2026	20,410	20,315	19,056
API Technologies Corp.	+\	(2) (3)	Aerospace & Defense	L + 4.25%	5.24%	5/9/2026	14,888	14,818	12,887
Aptean, Inc.	+ \	(2) (3)	Software	L + 4.25%	5.24%	4/23/2026	12,375	12,313	10,271
AQA Acquisition Holding, Inc.	^*\	(2) (3) (7)	High Tech Industries	L + 4.25%	5.65%	5/24/2023	21,323	21,299	20,741
Astra Acquisition Corp.	+#	(2) (3)	Software	L + 5.50%	6.50%	3/1/2027	29,000	28,567	26,822
Avalign Technologies, Inc.	+\	(2) (3)	Healthcare & Pharmaceuticals	L + 4.50%	5.57%	12/22/2025	14,704	14,578	13,893
Big Ass Fans, LLC	+*\	(2) (3)	Capital Equipment	L + 3.75%	5.20%	5/21/2024	13,873	13,809	13,515
BK Medical Holding Company, Inc.	^+	(2) (3) (7)	Healthcare & Pharmaceuticals	L + 5.25%	6.25%	6/22/2024	24,348	24,089	23,456
Brooks Equipment Company, LLC	+*	(2) (3)	Construction & Building	L + 5.00%	6.60%	8/29/2020	5,066	5,064	5,019
Clarity Telecom LLC.	+	(2) (3)	Media: Broadcasting & Subscription	L + 4.25%	5.24%	8/30/2026	14,925	14,880	14,058
Clearent Newco, LLC	^+\	(2) (3) (7)	High Tech Industries	L + 5.50%	6.87%	3/20/2025	29,675	29,386	27,402
Datto, Inc.	+\	(2) (3)	High Tech Industries	L + 4.25%	5.24%	4/2/2026	12,406	12,345	11,720
DecoPac, Inc.	^+ *\	(2) (3) (7)	Non-durable Consumer Goods	L + 4.25%	5.27%	9/29/2024	13,622	13,524	13,622
DTI Holdco, Inc.	+*\	(2) (3)	High Tech Industries	L + 4.75%	6.53%	9/30/2023	18,836	18,729	13,233
Eliassen Group, LLC	+\	(2) (3)	Business Services	L + 4.50%	5.49%	11/5/2024	7,571	7,540	7,376
EvolveIP, LLC	^+	(2) (3) (7)	Telecommunications	L + 5.75%	6.75%	6/7/2023	19,948	19,895	19,388
Exactech, Inc.	+\#	(2) (3)	Healthcare & Pharmaceuticals	L + 3.75%	4.75%	2/14/2025	21,694	21,563	17,084
Excel Fitness Holdings, Inc.	+#	(2) (3)	Hotel, Gaming & Leisure	L + 5.25%	6.25%	10/7/2025	24,938	24,705	22,539
Golden West Packaging Group LLC	+*\	(2) (3)	Containers, Packaging & Glass	L + 5.75%	6.75%	6/20/2023	29,252	29,103	28,333
HMT Holding Inc.	^ +*\	(2) (3) (7)	Energy: Oil & Gas	L + 5.00%	6.02%	11/17/2023	37,305	36,855	36,630
Jensen Hughes, Inc.	^+*\	(2) (3) (7)	Utilities: Electric	L + 4.50%	5.57%	3/22/2024	34,871	34,726	33,326
KAMC Holdings, Inc.	+#	(2) (3)	Energy: Electricity	L + 4.00%	5.61%	8/14/2026	13,930	13,866	13,083
Lionbridge Technologies, Inc.		(2) (3)	Business Services	L + 6.25%	7.32%	12/29/2025	24,938	24,938	23,583
MAG DS Corp.	+\	(2) (3) (7)	Aerospace & Defense	L + 4.75%	6.20%	6/6/2025	27,632	27,413	27,632
Maravai Intermediate Holdings, LLC	+\#	(2) (3)	Healthcare & Pharmaceuticals	L + 4.25%	5.75%	8/2/2025	29,550	29,313	28,040
Marco Technologies, LLC	^+\	(2) (3) (7)	Media: Advertising, Printing & Publishing	L + 4.25%	5.78%	10/30/2023	7,444	7,394	6,979

Consolidated Schedule of Investments as of March 31, 2020
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
Mold-Rite Plastics, LLC	+\	(2) (3)	Chemicals, Plastics & Rubber	L + 4.25%	5.32%	12/14/2021	$14,557	$14,524	$14,288
MSHC, Inc.	^+*\	(2) (3) (7)	Construction & Building	L + 4.25%	5.25%	12/31/2024	42,477	42,340	40,467
Newport Group Holdings II, Inc.	+\#	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 3.75%	5.20%	9/13/2025	23,655	23,436	22,626
Odyssey Logistics & Technology Corp.	+*\#	(2) (3)	Transportation: Cargo	L + 4.00%	5.07%	10/12/2024	39,013	38,866	27,309
Output Services Group	^+\	(2) (3)	Media: Advertising, Printing & Publishing	L + 4.50%	6.11%	3/27/2024	19,571	19,523	18,432
PAI Holdco, Inc.	+*\	(2) (3)	Automotive	L + 4.25%	5.39%	1/5/2025	19,486	19,415	18,956
Park Place Technologies, Inc.	+\#	(2) (3)	High Tech Industries	L + 4.00%	5.00%	3/28/2025	22,502	22,429	21,827
Pasternack Enterprises, Inc.	+\	(2) (3)	Capital Equipment	L + 4.00%	5.00%	7/2/2025	22,697	22,684	21,955
Pharmalogic Holdings Corp.	+\	(2) (3)	Healthcare & Pharmaceuticals	L + 4.00%	5.00%	6/11/2023	11,292	11,269	11,091
Premise Health Holding Corp.	^+\#	(2) (3) (7)	Healthcare & Pharmaceuticals	L + 3.50%	4.95%	7/10/2025	13,689	13,632	13,081
Propel Insurance Agency, LLC	^+\	(2) (3) (7)	Banking, Finance, Insurance & Real Estate	L + 4.25%	5.70%	6/1/2024	22,475	22,024	21,678
Q Holding Company	+*\#	(2) (3)	Automotive	L + 5.00%	6.45%	12/31/2023	21,900	21,732	20,560
QW Holding Corporation (Quala)	^+*	(2) (3) (7)	Environmental Industries	L + 6.25%	7.70%	8/31/2022	16,305	16,144	15,895
Radiology Partners, Inc.	+\#	(2) (3)	Healthcare & Pharmaceuticals	L + 4.25%	5.98%	7/9/2025	27,686	27,566	22,149
RevSpring Inc.	*\#	(2) (3)	Media: Advertising, Printing & Publishing	L + 4.00%	5.45%	10/11/2025	29,688	29,476	25,012
Situs Group Holdings Corporation	^+\	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.75%	5.81%	6/28/2025	14,897	14,790	13,954
Surgical Information Systems, LLC	+*\	(2) (3) (6)	High Tech Industries	L + 4.75%	7.21%	4/24/2023	26,168	26,016	25,417
Systems Maintenance Services Holding, Inc.	^*	(2) (3) (9)	High Tech Industries	L + 5.00%	6.45%	10/30/2023	23,735	23,647	16,837
T2 Systems, Inc.	^+*	(2) (3) (7)	Transportation: Consumer	L + 6.75%	8.34%	9/28/2022	17,804	17,570	17,630
The Original Cakerie, Ltd. (Canada)	^+*\	(2) (3)	Beverage, Food & Tobacco	L + 5.00%	6.62%	7/20/2022	8,906	8,879	8,723
The Original Cakerie, Ltd. (Canada)	^+*\	(2) (3)	Beverage, Food & Tobacco	L + 4.50%	5.95%	7/20/2022	8,009	7,988	7,858
Thoughtworks, Inc.	*\#	(2) (3)	Business Services	L + 3.75%	5.20%	10/11/2024	11,794	11,769	10,202
U.S. Acute Care Solutions, LLC	+*\	(2) (3)	Healthcare & Pharmaceuticals	L + 5.00%	6.45%	5/15/2021	31,299	31,217	27,624
U.S. TelePacific Holdings Corp.	+*\	(2) (3)	Telecommunications	L + 5.00%	6.07%	5/2/2023	26,660	26,510	20,195
Valet Waste Holdings, Inc.	+\#	(2) (3)	Construction & Building	L + 3.75%	4.74%	9/28/2025	18,058	17,967	17,383
VRC Companies, LLC	^+	(2) (3) (7)	Business Services	L + 6.50%	7.99%	3/31/2023	5,548	5,321	5,295
Welocalize, Inc.	^+	(2) (3) (7)	Business Services	L + 4.50%	5.50%	12/2/2024	23,804	23,563	23,113
WRE Holding Corp.	^+*	(2) (3) (7)	Environmental Industries	L + 5.00%	6.45%	1/3/2023	7,854	7,800	7,718
Zywave, Inc.	^+*\	(2) (3)	High Tech Industries	L + 5.00%	6.72%	11/17/2022	20,177	20,066	19,870
First Lien Debt Total								$1,270,073	$1,177,280
Second Lien Debt (1.82% of fair value)
DBI Holding, LLC	^*	(8)	Transportation: Cargo	8.00% PIK	8.00%	2/1/2026	$21,150	$20,697	$21,150
Zywave, Inc.	*	(2) (3)	High Tech Industries	L + 9.00%	10.8%	11/17/2023	666	660	642
Second Lien Debt Total								$21,364	$21,764

Investments (1)		Footnotes	Industry	Type	Shares/Units	Cost	Fair Value (6)
Equity Investments (0.01% of fair value)
DBI Holding, LLC	^*		Transportation: Cargo	Common stock	16,957	$5,364	$111
Equity Investments Total						$5,364	$111
Total Investments						$1,296,794	$1,199,183

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
# Denotes that all or a portion of the assets are owned by the Credit Fund Warehouse II. Credit Fund Warehouse II has entered into a revolving credit facility (the "Credit Fund Warehouse II Facility"). The lenders of the Credit Fund Warehouse II Facility have a first lien security interest in substantially all of the assets of the Credit Fund Warehouse II. Accordingly, such assets are not available to creditors of Credit Fund, Credit Fund Sub, the 2017-1 Issuer or the 2019-2 Issuer.

(1)
Unless otherwise indicated, issuers of investments held by Credit Fund are domiciled in the United States. As of March 31, 2020, the geographical composition of investments as a percentage of fair value was 1.40% in Canada and 98.60% in the United States. Certain portfolio company investments are subject to contractual restrictions on sales.

(2)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, Credit Fund has indicated the reference rate used and provided the spread and the interest rate in effect as of March 31, 2020. As of March 31, 2020, the reference rates for Credit Fund’s variable rate loans were the 30-day LIBOR at 0.99%, the 90-day LIBOR at 1.45% and the 180-day LIBOR at 1.18%.

(3)	Loan includes interest rate floor feature, which is generally 1.00%.

(4)
Amortized cost represents original cost, including origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion/amortization of discounts/premiums, as applicable, on debt investments using the effective interest method.

(5)
Fair value is determined in good faith by or under the direction of the board of managers of Credit Fund, pursuant to Credit Fund’s valuation policy, with the fair value of all investments determined using significant unobservable inputs, which is substantially similar to the valuation policy of the Company provided in Note 3, Fair Value Measurements to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

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

(7)	As of March 31, 2020, Credit Fund and Credit Fund Sub had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

First Lien Debt – unfunded delayed draw and revolving term loans commitments	Type	Unused Fee	Par/ Principal Amount	Fair Value
AmeriLife Holdings LLC	Delayed Draw	1.00%	$1,136	$(66)
Analogic Corporation	Revolver	0.50	1,806	(88)
Anchor Packaging, Inc.	Delayed Draw	1.00	4,487	(244)
AQA Acquisition Holding, Inc.	Revolver	0.50	42	(1)
BK Medical Holding Company, Inc.	Revolver	0.50	2,609	(86)
Clearent Newco, LLC	Delayed Draw	1.00	6,636	(415)
DecoPac, Inc.	Revolver	0.50	857	—
EvolveIP, LLC	Delayed Draw	1.00	2,240	(53)
EvolveIP, LLC	Revolver	0.50	1,344	(32)
HMT Holding Inc.	Revolver	0.50	1,940	(33)
Jensen Hughes, Inc.	Revolver	0.50	91	(4)
Jensen Hughes, Inc.	Delayed Draw	1.00	2,365	(98)
MAG DS Corp.	Revolver	0.50	2,965	—
Marco Technologies, LLC	Delayed Draw	1.00	7,500	(233)
MSHC, Inc.	Delayed Draw	1.00	747	(35)
Premise Health Holding Corp.	Delayed Draw	1.00	1,103	(45)
Propel Insurance Agency, LLC	Revolver	0.50	2,381	(59)
Propel Insurance Agency, LLC	Delayed Draw	0.50	7,143	(178)
QW Holding Corporation (Quala)	Revolver	0.50	852	(20)
QW Holding Corporation (Quala)	Delayed Draw	1.00	161	(4)
T2 Systems, Inc.	Revolver	0.50	1,564	(14)
VRC Companies, LLC	Delayed Draw	0.75	6,091	(132)
Welocalize, Inc.	Revolver	0.50	1,238	(34)
WRE Holding Corp.	Delayed Draw	1.00	1,981	(27)
Total unfunded commitments			$59,279	$(1,901)

(8)	Loan was on non-accrual status as of March 31, 2020.

(9)
The sale of a portion of this loan does not qualify for sale accounting under ASC Topic 860 - Transfers and Servicing ("ASC Topic 860"), and therefore, the asset remains in the Consolidated Schedule of Investments.

Consolidated Schedule of Investments as of December 31, 2019
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
First Lien Debt (98.11% of fair value)
Achilles Acquisition, LLC	+\#	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.00%	5.75%	10/13/2025	$17,865	$17,776	$17,763
Acrisure, LLC	+\	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 3.75%	5.85%	11/22/2023	11,820	11,810	11,805
Acrisure, LLC	+\#	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.25%	6.35%	11/22/2023	20,674	20,639	20,674
Advanced Instruments, LLC	^+*\	(2) (3) (7)	Healthcare & Pharmaceuticals	L + 5.25%	6.99%	10/31/2022	35,610	35,536	35,466
Alku, LLC	+#	(2) (3)	Business Services	L + 5.50%	7.44%	7/29/2026	25,000	24,754	24,624
Alpha Packaging Holdings, Inc.	+*\	(2) (3)	Containers, Packaging & Glass	L + 4.25%	6.35%	5/12/2020	16,684	16,676	16,601
AmeriLife Group, LLC	^#	(2) (3) (7)	Banking, Finance, Insurance & Real Estate	L + 4.50%	6.20%	6/5/2026	16,627	16,557	16,558
Anchor Packaging, Inc.	^#	(2) (3) (7)	Containers, Packaging & Glass	L + 4.00%	5.70%	7/18/2026	20,462	20,363	20,457
API Technologies Corp.	+\	(2) (3)	Aerospace & Defense	L + 4.25%	5.95%	5/9/2026	14,925	14,853	14,807
Aptean, Inc.	+\	(2) (3)	Software	L + 4.25%	6.34%	4/23/2026	12,406	12,344	12,385
AQA Acquisition Holding, Inc.	^*\	(2) (3) (7)	High Tech Industries	L + 4.25%	6.16%	5/24/2023	18,954	18,922	18,860
Avalign Technologies, Inc.	+\	(2) (3)	Healthcare & Pharmaceuticals	L + 4.50%	6.70%	12/22/2025	14,741	14,610	14,626
Big Ass Fans, LLC	+*\	(2) (3)	Capital Equipment	L + 3.75%	5.85%	5/21/2024	13,909	13,841	13,903
Borchers, Inc.	+*\	(2) (3) (7)	Chemicals, Plastics & Rubber	L + 4.50%	6.60%	11/1/2024	15,116	15,072	15,085
Brooks Equipment Company, LLC	*		Construction & Building	L + 5.00%	6.91%	8/29/2020	5,144	5,141	5,141
Clarity Telecom LLC.	+	(2) (3)	Media: Broadcasting & Subscription	L + 4.50%	6.20%	8/30/2026	14,963	14,915	14,902
Clearent Newco, LLC	^+\	(2) (3) (7)	High Tech Industries	L + 5.50%	7.44%	3/20/2025	29,738	29,436	29,134
Datto, Inc.	+\	(2) (3)	High Tech Industries	L + 4.25%	5.95%	4/2/2026	12,438	12,375	12,420
DecoPac, Inc.	+*\	(2) (3) (7)	Non-durable Consumer Goods	L + 4.25%	6.01%	9/29/2024	12,336	12,233	12,292
Dent Wizard International Corporation	+\	(2) (3)	Automotive	L + 4.00%	5.70%	4/7/2020	36,880	36,843	36,717
DTI Holdco, Inc.	+*\	(2) (3)	High Tech Industries	L + 4.75%	6.68%	9/30/2023	18,885	18,771	17,611
Eliassen Group, LLC	+\	(2) (3)	Business Services	L + 4.50%	6.20%	11/5/2024	7,581	7,548	7,579
EIP Merger Sub, LLC (Evolve IP)	^+	(2) (3) (7)	Telecommunications	L + 5.75%	7.45%	6/7/2023	19,661	19,605	19,661
Exactech, Inc.	+\#	(2) (3)	Healthcare & Pharmaceuticals	L + 3.75%	5.45%	2/14/2025	21,772	21,634	21,751
Excel Fitness Holdings, Inc.	+#	(2) (3)	Hotel, Gaming & Leisure	L + 5.25%	6.95%	10/7/2025	25,000	24,758	24,875
Golden West Packaging Group LLC	+*\	(2) (3)	Containers, Packaging & Glass	L + 5.75%	7.45%	6/20/2023	29,464	29,303	29,072
HMT Holding Inc.	^+*\	(2) (3) (7)	Energy: Oil & Gas	L + 5.00%	6.74%	11/17/2023	33,157	32,678	32,972
Jensen Hughes, Inc.	^+*\	(2) (3) (7)	Utilities: Electric	L + 4.50%	6.24%	3/22/2024	33,909	33,757	33,550
KAMC Holdings, Inc.	+#	(2) (3)	Energy: Electricity	L + 4.00%	5.91%	8/14/2026	13,965	13,899	13,881
MAG DS Corp.	^+\	(2) (3) (7)	Aerospace & Defense	L + 4.75%	6.46%	6/6/2025	28,471	28,242	28,286
Maravai Intermediate Holdings, LLC	+\#	(2) (3)	Healthcare & Pharmaceuticals	L + 4.25%	6.00%	8/2/2025	29,625	29,378	29,400
Marco Technologies, LLC	^+\	(2) (3) (7)	Media: Advertising, Printing & Publishing	L + 4.25%	6.16%	10/30/2023	7,463	7,410	7,463

Consolidated Schedule of Investments as of December 31, 2019
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
Mold-Rite Plastics, LLC	+\	(2) (3)	Chemicals, Plastics & Rubber	L + 4.25%	5.95%	12/14/2021	$14,557	$14,519	$14,524
MSHC, Inc.	^+*\	(2) (3) (7)	Construction & Building	L + 4.25%	5.95%	12/31/2024	38,251	38,138	38,166
Newport Group Holdings II, Inc.	+\#	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 3.75%	5.65%	9/13/2025	23,715	23,487	23,663
Odyssey Logistics & Technology Corp.	+*\#	(2) (3)	Transportation: Cargo	L + 4.00%	5.70%	10/12/2024	39,013	38,859	38,763
Output Services Group	^+\	(2) (3) (7)	Media: Advertising, Printing & Publishing	L + 4.50%	6.20%	3/27/2024	19,621	19,570	19,469
PAI Holdco, Inc.	+*\	(2) (3)	Automotive	L + 4.25%	6.35%	1/5/2025	19,532	19,458	19,532
Park Place Technologies, Inc.	+\#	(2) (3)	High Tech Industries	L + 4.00%	5.70%	3/28/2025	22,566	22,489	22,566
Pasternack Enterprises, Inc.	+\	(2) (3)	Capital Equipment	L + 4.00%	5.70%	7/2/2025	22,755	22,742	22,653
Pathway Vet Alliance LLC	+\	(2) (3) (7)	Consumer Services	L + 4.50%	6.21%	12/20/2024	19,085	18,708	19,217
Pharmalogic Holdings Corp.	+\	(2) (3)	Healthcare & Pharmaceuticals	L + 4.00%	5.70%	6/11/2023	11,320	11,296	11,302
Premise Health Holding Corp.	^+\#	(2) (3) (7)	Healthcare & Pharmaceuticals	L + 3.50%	5.60%	7/10/2025	13,723	13,665	13,501
Propel Insurance Agency, LLC	^+\	(2) (3) (7)	Banking, Finance, Insurance & Real Estate	L + 4.25%	6.35%	6/1/2024	22,532	22,056	22,395
Q Holding Company	+*\#	(2) (3)	Automotive	L + 5.00%	6.70%	12/31/2023	21,955	21,777	21,922
QW Holding Corporation (Quala)	^+*	(2) (3) (7)	Environmental Industries	L + 5.75%	7.73%	8/31/2022	11,630	11,449	11,531
Radiology Partners, Inc.	+\#	(2) (3)	Healthcare & Pharmaceuticals	L + 4.75%	6.66%	7/9/2025	28,719	28,590	28,768
RevSpring Inc.	+*\#	(2) (3)	Media: Advertising, Printing & Publishing	L + 4.00%	5.95%	10/11/2025	24,750	24,631	24,608
Situs Group Holdings Corporation	^+\	(2) (3) (7)	Banking, Finance, Insurance & Real Estate	L + 4.75%	6.45%	6/28/2025	13,715	13,621	13,697
Systems Maintenance Services Holding, Inc.	+*	(2) (3)	High Tech Industries	L + 5.00%	6.70%	10/30/2023	23,765	23,672	18,180
Surgical Information Systems, LLC	+*\	(2) (3) (6)	High Tech Industries	L + 4.75%	7.47%	4/24/2023	26,168	26,005	25,715
T2 Systems, Inc.	^+*	(2) (3) (7)	Transportation: Consumer	L + 6.75%	8.85%	9/28/2022	18,045	17,789	18,045
The Original Cakerie, Ltd. (Canada)	+*	(2) (3) (7)	Beverage, Food & Tobacco	L + 5.00%	6.84%	7/20/2022	8,928	8,897	8,887
The Original Cakerie, Ltd. (Canada)	^*	(2) (3) (7)	Beverage, Food & Tobacco	L + 4.50%	6.34%	7/20/2022	6,826	6,801	6,790
ThoughtWorks, Inc.	+*\	(2) (3)	Business Services	L + 4.00%	5.70%	10/11/2024	11,824	11,794	11,824
U.S. Acute Care Solutions, LLC	+*\	(2) (3)	Healthcare & Pharmaceuticals	L + 5.00%	6.91%	5/15/2021	31,431	31,331	29,869
U.S. TelePacific Holdings Corp.	+*\	(2) (3)	Telecommunications	L + 5.00%	7.10%	5/2/2023	26,660	26,499	25,430
Valet Waste Holdings, Inc.	+\	(2) (3)	Construction & Building	L + 3.75%	5.70%	9/28/2025	11,850	11,825	11,688
Welocalize, Inc.	+^	(2) (3) (7)	Business Services	L + 4.50%	6.21%	12/2/2024	23,038	22,788	22,787
WIRB - Copernicus Group, Inc.	+*\	(2) (3) (7)	Healthcare & Pharmaceuticals	L + 4.25%	5.95%	8/15/2022	20,888	20,822	20,887
WRE Holding Corp.	^+*	(2) (3) (7)	Environmental Industries	L + 5.00%	6.91%	1/3/2023	7,431	7,372	7,304
Zywave, Inc.	+*\	(2) (3) (7)	High Tech Industries	L + 5.00%	6.93%	11/17/2022	19,228	19,107	19,211
First Lien Debt Total								$1,231,436	$1,223,215
Second Lien Debt (1.75% of fair value)

Consolidated Schedule of Investments as of December 31, 2019
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
DBI Holding, LLC	^*	(2) (3) (8)	Transportation: Cargo	8.00% PIK	8.00%	2/1/2026	$21,150	$20,697	$21,150
Zywave, Inc.	*	(2) (3)	High Tech Industries	L + 9.00%	10.94%	11/17/2023	666	660	664
Second Lien Debt Total								$21,357	$21,814
Equity Investments (0.15% of fair value)
DBI Holding, LLC	^		Transportation: Cargo				$16,957	$5,364	$1,810
Equity Investments Total								$5,364	$1,810
Total Investments								$1,258,157	$1,246,839

^ Denotes that all or a portion of the assets are owned by Credit Fund. Credit Fund has entered into the Credit Fund Facility. Accordingly, such assets are not available to creditors of Credit Fund Sub, the 2017-1 Issuer, the 2019-2 Issuer or Credit Fund Warehouse II.
+ Denotes that all or a portion of the assets are owned by Credit Fund Sub. Credit Fund Sub has entered into a revolving credit facility the Credit Fund Sub Facility. The lenders of the Credit Fund Sub Facility have a first lien security interest in substantially all of the assets of Credit Fund Sub. Accordingly, such assets are not available to creditors of Credit Fund, the 2017-1 Issuer, the 2019-2 Issuer or Credit Fund Warehouse II.
* Denotes that all or a portion of the assets are owned by the 2017-1 Issuer and secure the notes issued in connection with the 2017-1 Debt Securitization. Accordingly, such assets are not available to creditors of Credit Fund, Credit Fund Sub, the 2019-2 Issuer or Credit Fund Warehouse II.
\ Denotes that all or a portion of the assets are owned by the 2019-2 Issuer and secure the notes issued in connection with the 2019-2 Debt Securitization. Accordingly, such assets are not available to creditors of Credit Fund, Credit Fund Sub, the 2017-1 Issuer or Credit Fund Warehouse II.
# Denotes that all or a portion of the assets are owned by the Credit Fund Warehouse II. Credit Fund Warehouse II has entered into the Credit Fund Warehouse II Facility. The lenders of the Credit Fund Warehouse II Facility have a first lien security interest in substantially all of the assets of the Credit Fund Warehouse II. Accordingly, such assets are not available to creditors of Credit Fund, Credit Fund Sub, the 2017-1 Issuer or the 2019-2 Issuer.

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

(7)	As of December 31, 2019, Credit Fund and Credit Fund Sub had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

First Lien Debt—unfunded delayed draw and revolving term loans commitments	Type	Unused Fee	Par/ Principal Amount	Fair Value
Advanced Instruments, LLC	Revolver	0.50%	$563	$(2)
AmeriLife Group, LLC	Delayed Draw	0.01	298	(1)
Anchor Packaging, Inc.	Delayed Draw	0.01	4,487	(1)
AQA Acquisition Holding, Inc.	Revolver	0.01	2,459	(11)
Borchers, Inc.	Revolver	0.01	1,935	(3)
Clearent Newco, LLC	Delayed Draw	0.01	6,636	(110)
DecoPac, Inc.	Revolver	0.01	2,143	(7)
EIP Merger Sub, LLC (Evolve IP)	Revolver	0.01	1,680	—
EIP Merger Sub, LLC (Evolve IP)	Delayed Draw	0.01	2,240	—
HMT Holding Inc.	Revolver	0.01	6,173	(29)
Jensen Hughes, Inc.	Revolver	0.01	1,136	(11)
Jensen Hughes, Inc.	Delayed Draw	0.01	2,365	(23)
MAG DS Corp.	Revolver	0.01	2,188	(13)
Marco Technologies, LLC	Delayed Draw	0.01	7,500	—
MSHC, Inc.	Delayed Draw	0.01	1,913	(4)
Output Services Group	Delayed Draw	0.04	116	(1)
Pathway Vet Alliance LLC	Delayed Draw	0.01	19,867	68
Premise Health Holding Corp.	Delayed Draw	0.01	1,103	(17)
Propel Insurance Agency, LLC	Revolver	0.01	2,381	(10)
Propel Insurance Agency, LLC	Delayed Draw	0.01	7,143	(31)
QW Holding Corporation (Quala)	Revolver	0.01	5,498	(31)
QW Holding Corporation (Quala)	Delayed Draw	0.01	217	(1)
Situs Group Holdings Corporation	Delayed Draw	0.01	1,216	(1)
T2 Systems, Inc.	Revolver	0.01	1,369	—
The Original Cakerie, Ltd. (Canada)	Revolver	0.01	1,199	(5)
Welocalize, Inc.	Revolver	0.01	2,057	(21)
WIRB - Copernicus Group, Inc.	Revolver	0.01	1,000	—
WIRB - Copernicus Group, Inc.	Delayed Draw	0.01	2,592	—
WRE Holding Corp.	Revolver	0.01	441	(6)
WRE Holding Corp.	Delayed Draw	0.01	1,981	(25)
Zywave, Inc.	Revolver	0.01	998	(1)
Total unfunded commitments			$92,894	$(297)

(8)	Loan was on non-accrual status as of December 31, 2019.

Debt
Credit Fund, Credit Fund Sub and Credit Fund Warehouse II are party to separate credit facilities as described below. In addition, until May 15, 2019, the 2019-2 Issuer (formerly known as Credit Fund Warehouse) was a party to the Credit Warehouse Facility. As of March 31, 2020 and December 31, 2019, Credit Fund, Credit Fund Sub and Credit Fund Warehouse II were in compliance with all covenants and other requirements of their respective credit facility agreements. Below is a summary of the borrowings and repayments under the credit facilities for the three month periods ended 2020 and 2019, and the outstanding balances under the credit facilities for the respective periods.

	Credit Fund Facility		Credit Fund Sub Facility		Credit Fund Warehouse Facility		Credit Fund Warehouse II Facility
	2020	2019	2020	2019	2020	2019	2020	2019
Three Month Periods Ended March 31,
Outstanding balance, beginning of period	$93,000	$112,000	$343,506	$471,134	N/A	$101,044	$97,571	N/A
Borrowings	63,500	30,500	57,000	60,020	N/A	12,873	19,794	N/A
Repayments	(156,500)	(18,700)	(33,500)	(20,404)	N/A	—	(21,950)	N/A
Outstanding balance, end of period	$—	$123,800	$367,006	$510,750	N/A	$113,917	$95,415	N/A

Credit Fund Facility. On June 24, 2016, Credit Fund entered into the Credit Fund Facility with the Company, which was subsequently amended on June 5, 2017, October 2, 2017, November 3, 2017, June 22, 2018, June 29, 2018, February 21, 2019 and March 20, 2020, pursuant to which Credit Fund may from time to time request mezzanine loans from the Company. The maximum principal amount of the Credit Fund Facility is $175,000. The maturity date of the Credit Fund Facility is March 22, 2021. Amounts borrowed under the Credit Fund Facility bear interest at a rate of LIBOR plus 9.00%.
Credit Fund Sub Facility. On June 24, 2016, Credit Fund Sub closed on the Credit Fund Sub Facility with lenders, which was subsequently amended on May 31, 2017, October 27, 2017, August 24, 2018, December 12, 2019 and March 11, 2020. The Credit Fund Sub Facility provides for secured borrowings during the applicable revolving period up to an amount equal to $640,000. The facility is secured by a first lien security interest in substantially all of the portfolio investments held by Credit Fund Sub. The maturity date of the Credit Fund Sub Facility is May 22, 2024. Amounts borrowed under the Credit Fund Sub Facility bear interest at a rate of LIBOR plus 2.25%.
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
Credit Fund Warehouse II Facility. On August 16, 2019, Credit Fund Warehouse II closed on a revolving credit facility (the "Credit Fund Warehouse II Facility") with lenders. The Credit Fund Warehouse II Facility provides for secured borrowings during the applicable revolving period up to an amount equal to $150,000. The Credit Fund Warehouse II Facility is secured by a first lien security interest in substantially all of the portfolio investments held by the Credit Fund Warehouse II Facility. The maturity date of the Credit Fund Warehouse II Facility is August 16, 2022. Amounts borrowed under the Credit Fund Warehouse II Facility bear interest at a rate of LIBOR plus 1.05% for the first 12 months, LIBOR plus 1.15% for the next 12 months, and LIBOR plus 1.50% in the final 12 months.
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
As of March 31, 2020 and December 31, 2019, the 2017-1 Issuer was in compliance with all covenants and other requirements of the indenture.
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
As of March 31, 2020 and December 31, 2019, the 2019-2 Issuer was in compliance with all covenants and other requirements of the indenture.
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
We expect that the market and business disruption created by the COVID-19 pandemic will impact certain aspects of our liquidity, and we are therefore continuously and critically monitoring our operating results, liquidity and anticipated capital requirements. For example, we saw an unprecedented level of calls for revolver fundings and a slowing in our expected repayments in March. High market spreads and other economic volatility resulted in significant depreciation in the valuations of our investments, which may adversely impact collateral eligibility, which would reduce the availability under the Facilities. However, our capacity under the Facilities as of March 31, 2020 is well in excess of our unfunded commitments. We believe our current cash position, available capacity on our revolving credit facilities and net cash provided by operating activities will provide us with sufficient resources to meet our obligations and continue to support our investment objectives, including reserving for the capital needs which may arise at our portfolio companies. In addition, on May 5, 2020, we sold 2,000,000 newly issued shares of cumulative convertible preferred stock in a private placement for total proceeds to the Company of $50.0 million (see "Other" in Part II, Item 5 of this Form 10-Q). See "Risk Factors" in Part II, Item 1A of this Form 10-Q for a discussion of certain risks we face as a result of the COVID-19 pandemic.
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
Although we believe that we and the SPV will remain in compliance, there are no assurances that we or the SPV will continue to comply with the covenants in the Credit Facility and SPV Credit Facility, as applicable. Failure to comply with these covenants could result in a default under the Credit Facility and/or the SPV Credit Facility that, if we or the SPV were unable to obtain a waiver from the applicable lenders, could result in the immediate acceleration of the amounts due under the Credit Facility and/or the SPV Credit Facility, and thereby have a material adverse impact on our business, financial condition and results of operations. Moreover, to the extent that we cannot meet our financing obligations, we risk the loss of some or all of our assets to liquidation or sale to satisfy the obligations. In such an event, we may be forced to sell assets at significantly depressed prices due to market conditions or otherwise, which may result in losses.
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
As of March 31, 2020 and December 31, 2019, we had $65,525 and $36,751, respectively, in cash and cash equivalents. The Facilities consisted of the following as of March 31, 2020 and December 31, 2019:

	March 31, 2020
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
SPV Credit Facility	$275,000	$201,026	$73,974	$4,497
Credit Facility	688,000	500,583	187,417	122,832
Total	$963,000	$701,609	$261,391	$127,329

	December 31, 2019
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
SPV Credit Facility	$275,000	$232,469	$42,531	$4,225
Credit Facility	688,000	384,074	303,926	264,198
Total	$963,000	$616,543	$346,457	$268,423

(1)	The unused portion is the amount upon which commitment fees are based.

(2)	Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.

The following were the carrying values (before debt issuance costs) and fair values of the Company’s 2015-1R Notes as of March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Aaa/AAA Class A-1-1-R Notes	$234,800	$212,996	$234,800	$233,053
Aaa/AAA Class A-1-2-R Notes	50,000	45,773	50,000	49,908
Aaa/AAA Class A-1-3-R Notes	25,000	24,045	25,000	25,163
AA Class A-2-R Notes	66,000	66,000	66,000	66,000
A Class B Notes	46,400	37,370	46,400	46,400
BBB- Class C Notes	27,000	27,000	27,000	27,000
Total	$449,200	$413,184	$449,200	$447,524
As of March 31, 2020 and December 31, 2019, we had a combined $1,265,809 and $1,180,743, respectively, of outstanding consolidated indebtedness under our Facilities, the 2015-1R Notes and the Senior Notes. Our annualized interest cost as of March 31, 2020 and December 31, 2019, was 3.52% and 4.01%, excluding fees (such as fees on undrawn amounts and amortization of upfront fees). For the three month periods ended March 31, 2020 and 2019, we incurred $12,179 and $11,991, respectively, of interest expense and $590 and $568, respectively, of unused commitment fees.
Equity Activity
Shares issued and outstanding as of March 31, 2020 and December 31, 2019 were 56,308,616 and 57,763,811, respectively.
The following table summarizes activity in the number of shares of our common stock outstanding during the three month periods ended March 31, 2020 and 2019:

	For the three month periods ended
	March 31, 2020	March 31, 2019
Shares outstanding, beginning of period	57,763,811	62,230,251
Repurchase of common stock (1)	(1,455,195)	(958,182)
Shares outstanding, end of period	56,308,616	61,272,069
(1) In order to preserve capital, we have temporarily suspended the Company Stock Repurchase Program. See Note 9 to the consolidated financial statements in Part I, Item 1 of this Form 10-Q for additional information regarding the Company Stock Repurchase Program.

Contractual Obligations
A summary of our significant contractual payment obligations was as follows as of March 31, 2020 and December 31, 2019:

	As of
Payment Due by Period	March 31, 2020	December 31, 2019
Less than 1 Year	$—	$—
1-3 Years	—	—
3-5 Years (1)	816,609	731,543
More than 5 Years (2)	449,200	449,200
Total	$1,265,809	$1,180,743
(1) Includes amounts outstanding under the Facilities and Senior Notes.
(2) Includes amounts outstanding under the 2015-1R Notes.
OFF BALANCE SHEET ARRANGEMENTS
In the ordinary course of our business, we enter into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in these consolidated financial statements as of March 31, 2020 and December 31, 2019 in Part I, Item 1 of this Form 10-Q for any such exposure.
We have in the past, currently are and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments.
We had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Principal Amount as of
	March 31, 2020	December 31, 2019
Unfunded delayed draw commitments	$65,237	$75,874
Unfunded revolving term loan commitments	38,751	74,016
Total unfunded commitments	$103,988	$149,890
Pursuant to an undertaking by us in connection with the 2015-1 Debt Securitization, we agreed to hold on an ongoing basis the 2015-1 Issuer Preferred Interests with an aggregate dollar purchase price at least equal to 5% of the aggregate outstanding amount of all collateral obligations by the 2015-1 Issuer for so long as any securities of the 2015-1 Issuer remains outstanding. As of March 31, 2020 and December 31, 2019, we were in compliance with this undertaking.
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

The following table summarizes the Company's dividends declared during the two most recent fiscal years and the current fiscal year to date:

Date Declared	Record Date	Payment Date	Per Share Amount
2018
February 26, 2018	March 29, 2018	April 17, 2018	$0.37
May 2, 2018	June 29, 2018	July 17, 2018	0.37
August 6, 2018	September 28, 2018	October 17, 2018	0.37
November 5, 2018	December 28, 2018	January 17, 2019	0.37
December 12, 2018	December 28, 2018	January 17, 2019	0.20	(1)
Total			$1.68
2019
February 22, 2019	March 29, 2019	April 17, 2019	$0.37
May 6, 2019	June 28, 2019	July 17, 2019	0.37
June 17, 2019	June 28, 2019	July 17, 2019	0.08	(1)
August 5, 2019	September 30, 2019	October 17, 2019	0.37
November 4, 2019	December 31, 2019	January 17, 2020	0.37
December 12, 2019	December 31, 2019	January 17, 2020	0.18	(1)
Total			$1.74
2020
February 24, 2020	March 31, 2020	April 17, 2020	$0.37

(1)	Represents a special dividend.
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
On April 8, 2020, the SEC issued an order (Release No. 33837) providing temporary, conditional exemptive relief from certain Investment Company Act provisions for BDCs, including relief permitting BDCs to issue additional senior securities to meet liquidity needs subject to compliance with a reduced asset coverage ratio. The relief is subject to investor protection conditions, including specific requirements for obtaining an independent evaluation of the terms of the senior securities, limits on new investments and approval by a majority of a BDC’s independent board members as well as public disclosure in the case of the issuance of senior securities pursuant to the reduced asset coverage ratio. These exemptions are in effect through the earlier of December 31, 2020 or the date by which a BDC ceases to rely on the order. The Company does not currently anticipate utilizing this relief.

As of March 31, 2020 and December 31, 2019, the Company had total senior securities of $1,265,809 and $1,180,743, respectively, consisting of secured borrowings under the Facilities and the Notes Payable, and had asset coverage ratios of 163.08% and 181.01%, respectively.
CRITICAL ACCOUNTING POLICIES
The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies, including those relating to the valuation of our investment portfolio, are described below. The critical accounting policies should be read in connection with our consolidated financial statements in Part I, Item 1 of this Form 10-Q and in Part II, Item 8 of the Company’s annual report on Form 10-K for the year ended December 31, 2019.
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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of March 31, 2020 and December 31, 2019.
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
For further information on the fair value hierarchies, our framework for determining fair value and the composition of our portfolio, see Note 3 to the consolidated financial statements in Part I, Item 1 of this Form 10-Q.
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
Non-Accrual Income
Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid current and, in management’s judgment, are likely to remain current. Management may determine not to place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.
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
Valuation Risk
Our investments generally do not have a readily available market price, and we value these investments at fair value as determined in good faith by our Board of Directors in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. In addition, because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and it is possible that the difference could be material.
Interest Rate Risk
As of March 31, 2020, on a fair value basis, approximately 0.8% of our debt investments bear interest at a fixed rate and approximately 99.2% of our debt investments bear interest at a floating rate, which primarily are subject to interest rate floors. Additionally, our Facilities are also subject to floating interest rates and are currently paid based on floating LIBOR rates.
Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our income in the future.
The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. These hypothetical interest income calculations are based on a model of the settled debt investments in our portfolio, excluding our investment in Credit Fund, held as of March 31, 2020 and December 31, 2019, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. Interest expense is calculated based on outstanding secured borrowings and notes payable as of March 31, 2020 and December 31, 2019 and based on the terms of our Facilities and notes payable. Interest expense on our Facilities and notes payable is calculated using the stated interest rate as of March 31, 2020 and December 31, 2019, adjusted for the hypothetical changes in rates, as shown below. We intend to continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may impact significantly our net interest income.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.
Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2020 and December 31, 2019, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled debt investments (considering interest rate floors for variable rate instruments), excluding our investment in Credit Fund, and outstanding secured borrowings and notes payable assuming no changes in our investment and borrowing structure:

	March 31, 2020			December 31, 2019
Basis Point Change	Interest Income	Interest Expense	Net Investment Income	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$57,263	$(33,774)	$23,489	$57,441	$(31,167)	$26,274
Up 200 basis points	$38,175	$(22,516)	$15,659	$38,294	$(20,778)	$17,516
Up 100 basis points	$19,088	$(11,258)	$7,830	$19,147	$(10,389)	$8,758
Down 100 basis points	$(7,697)	$11,258	$3,561	$(16,433)	$10,389	$(6,044)
Down 200 basis points	$(7,926)	$14,817	$6,891	$(18,678)	$20,225	$1,547
Down 300 basis points	$(7,926)	$14,817	$6,891	$(19,053)	$20,823	$1,770
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
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting during the three month period ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
The Company may become party to certain lawsuits in the ordinary course of business. The Company is not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against the Company. See also Note 11 to the consolidated financial statements in Part I, Item 1 of this Form 10-Q.
Item 1A. Risk Factors.
In addition to the other information set forth within this Form 10-Q, consideration should be given to the information disclosed in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2019 and the following risk factors we have added regarding the impacts of the COVID-19 pandemic, which reemphasizes and in some cases updates certain risk factors we have previously disclosed and provides specific context under the current environment.
The COVID-19 pandemic could materially and adversely affect our portfolio companies and the results of our operations.
In late 2019 and early 2020, SARS-CoV-2 and COVID-19 emerged in China and spread rapidly across the world, including the U.S. This outbreak has led and for an unknown period of time will continue to lead to disruptions in local, regional, national and global markets and economies affected thereby. With respect to the U.S. credit markets (in particular for middle market loans), this outbreak has resulted in, and until fully resolved is likely to continue to result in, the following among other things: (i) government imposition of various forms of “stay at home” orders and the closing of “non-essential” businesses, resulting in significant disruption to the businesses of many middle-market loan borrowers including supply chains, demand and practical aspects of their operations, as well as in lay-offs of employees, and, while these effects are hoped to be temporary, some effects could be persistent or even permanent; (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iv) volatility and disruption of these markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (v) rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced by the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle market businesses. This outbreak is having, and any future outbreaks could have, an adverse impact on our portfolio companies and us and on the markets and the economy in general, and that impact could be material.
Further, from an operational perspective, our Investment Adviser’s investment professionals are currently working remotely. An extended period of remote work arrangements could strain our business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, and impair our ability to manage our business. In addition, we are highly dependent on third party service providers for certain communication and information systems. As a result, we rely upon the successful implementation and execution of the business continuity planning of such providers in the current environment. If one or more of these third parties to whom we outsource certain critical business activities experience operational failures as a result of the impacts from the spread of COVID-19, or claim that they cannot perform due to a force majeure, it may have a material adverse effect on our business, financial condition, results of operations, liquidity and cash flows.
We are currently operating in a period of capital markets disruption and economic uncertainty.
The U.S. capital markets have experienced extreme volatility and disruption following the spread of COVID-19 in the United States. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events have limited and could continue to limit our investment originations, and limit our ability to grow and could have a material negative impact on our operating results and the fair values of our debt and equity investments.
Our shares of common stock have traded at a discount from NAV and may do so again, which could limit our ability to raise additional equity capital.
We cannot assure you that a trading market for our common stock can be sustained. In addition, we cannot predict the prices at which our common stock will trade. Shares of closed-end investment companies, including BDCs, frequently trade at a discount from NAV and our common stock may also be discounted in the market. This characteristic of closed-end investment companies is separate and distinct from the risk that our NAV per share may decline. We cannot predict whether our common stock will trade at, above or below NAV. The risk of loss associated with this characteristic of closed-end management investment companies may be greater for investors expecting to sell shares of common stock purchased in the offering soon after the offering. Recently, as a result of the COVID-19 pandemic, the stocks of BDCs as an industry, including shares of our common stock, have traded below or significantly below NAV and during much of 2009 the industry traded at or near historic lows as a result of concerns over liquidity, leverage restrictions and distribution requirements.
In addition, when our common stock is trading below its NAV, we will generally not be able to sell additional shares of our common stock to the public at its market price without, among other things, first obtaining the requisite approval of our stockholders or as otherwise permitted by the Investment Company Act.
If the current period of capital market disruption and instability continues for an extended period of time, there is a risk that our stockholders may not receive distributions or that our distributions may not grow over time and a portion of our distributions to you may be a return of capital for U.S. federal income tax purposes.
We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this prospectus or incorporated herein by reference, including the COVID-19 pandemic described above. For example, if the temporary closure of many corporate offices, retail stores, and manufacturing facilities and factories in the jurisdictions, including the United States, affected by the COVID-19 pandemic were to continue for an extended period of time it could result in reduced cash flows to us from our existing portfolio companies, which could reduce cash available for distribution to our stockholders. If we declare a dividend and if enough stockholders opt to receive cash distributions rather than participate in our dividend reinvestment plan, we may be forced to sell some of our investments in order to make cash dividend payments. In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions. The Facilities may also limit our ability to declare dividends if we default under certain provisions. Further, if we invest a greater amount of assets in equity securities that do not pay current dividends, it could reduce the amount available for distribution. The above referenced restrictions on distributions may also inhibit our ability to make required interest payments to holders of our debt, which may cause a default under the terms of our debt agreements. Such a default could materially increase our cost of raising capital, as well as cause us to incur penalties under the terms of our debt agreements.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information regarding purchases of our common stock made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the three months ended March 31, 2020 for the periods indicated.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)(2)	Maximum (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2020 through January 31, 2020	582,188	$13.74	582,188	$22,406
February 1, 2020 through February 29, 2020	40,861	12.24	40,861	21,906
March 1, 2020 through March 31, 2020	832,146	9.02	832,146	14,403
Total	1,455,195		1,455,195

(1)	On trade date basis.

(2)
Shares purchased by the Company pursuant to the Company Stock Repurchase Program, which was entered into on November 5, 2018. Pursuant to the program, the Company is authorized to repurchase up to $100 million in the aggregate of its outstanding common stock in the open market and/or through privately negotiated transactions at prices not to exceed the Company’s net asset value per share as reported in its most recent financial statements, in accordance with the guidelines specified in Rule 10b-18 of the Exchange Act. The timing, manner, price and amount of any repurchases will be determined by the Company, in its discretion, based upon the evaluation of economic and market conditions, stock price, available cash, applicable legal and regulatory requirements and other factors, and may include purchases pursuant to Rule 10b5-1 of the Exchange Act. The Program was expected to be in effect until the earlier of November 5, 2019 and the date the approved dollar amount has been used to repurchase shares. On November 4, 2019, the Company's Board of Directors approved the continuation of the Company Stock Repurchase Program until November 5, 2020, or until the date the approved dollar amount has been used to repurchase shares. The program does not require the Company to repurchase any specific number of shares and there can be no assurance as to the amount of shares repurchased under the Program. This Program, which is temporarily suspended, may be resumed, extended, modified or discontinued by the Company at any time, subject to applicable law.

Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Sale of Series A Convertible Preferred Stock

On May 5, 2020, the Company issued and sold 2,000,000 shares of cumulative convertible preferred stock, par value $0.01, to an affiliate of Carlyle in a private placement at a price of $25 per share (the “Preferred Stock”). The Company intends to use the total proceeds to the Company of $50.0 million from the offering to repay certain indebtedness under the Facilities and for general corporate purposes. In connection with this transaction, the Company filed Articles Supplementary (the “Articles Supplementary”) with the State Department of Assessments and Taxation of the State of Maryland. The Preferred Stock ranks senior to the Company’s common stock with respect to the payment of dividends and distribution of assets upon liquidation. The Preferred Stock has a liquidation preference equal to $25 per share (the “Liquidation Preference”) plus any accumulated but unpaid dividends up to but excluding the date of distribution. Dividends will be payable on a quarterly basis in an initial amount equal to 7.00% per annum of the Liquidation Preference per share, payable in cash, or at the Company’s option, 9.00% per annum of the Liquidation Preference payable in additional shares of Preferred Stock. After May 5, 2027, the dividend rate will increase annually, in each case by 1.00% per annum.
After November 5, 2020, the Preferred Stock will be convertible, in whole or in part, at the option of the holder of the Preferred Stock into the number of shares of common stock equal to the Liquidation Preference plus any accumulated but unpaid dividends, divided by an initial conversion price of $9.50, subject to certain adjustments to prevent dilution as set forth in the Articles Supplementary. At any time after May 5, 2023, the Company, with the approval of the Board of Directors, including a majority of the Independent Directors, will have the option to redeem all of the Preferred Stock for cash consideration equal to the Liquidation Preference plus any accumulated but unpaid dividends. The holders of the Preferred Stock will have the right to convert all or a portion of their shares of Preferred Stock prior to the date fixed for such redemption. At any time after May 5, 2027, the holders of the Preferred Stock will have the option to require the Company to redeem any or all of the then-outstanding Preferred Stock upon 90 days’ notice. The form of consideration used in any such redemption is at the option of the Board of Directors, including a majority of the Independent Directors, and may be cash consideration equal to the Liquidation Preference plus any accumulated but unpaid dividends, or shares of common stock. Holders also have the right to redeem the Preferred Stock upon a Change in Control (as defined in the Article Supplementary).
    Each holder of Preferred Stock is entitled to one vote on each matter submitted to a vote of stockholders of the Company. In addition, for so long as the Company is subject to the Investment Company Act, the holders of Preferred Stock, voting separately as a single class, have the right to elect two members of the Board of Directors at all times, and the balance of the directors will be elected by the holders of the common stock and the Preferred Stock voting together. The Company will designate Linda Pace and Mark Jenkins for election by the holders of the Preferred Stock As required by the Investment Company Act, the Preferred Stock has certain additional voting rights, as set forth in the Articles Supplementary.
Concurrent with the sale of the Preferred Stock to an affiliate of Carlyle, the affiliate and the Company entered into an agreement (the “Registration Rights Agreement”) providing the affiliate with the right to require the Company to register with the SEC the resale of Common Stock issuable upon conversion of the Preferred Stock. The Registration Rights Agreement is subject to customary representations, warranties, conditions and limitations on the resale of such Common Stock.
The above summary of the material terms of the Articles Supplementary and the Registration Rights Agreement is qualified by reference to the Articles Supplementary and the Registration Rights Agreement, which are filed as Exhibits 3.1 and 4.1 hereto, respectively, and are incorporated herein by reference.
Item 6. Exhibits.

3.1	Articles Supplementary of TCG BDC, Inc.*

4.1	Registration Rights Agreement, dated as of May 5, 2020, by and between TCG BDC, Inc. and Carlyle Investment Management L.L.C.*

31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
* Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TCG BDC, INC.

Dated: May 5, 2020	By	/s/ Thomas M. Hennigan
Thomas M. Hennigan Chief Financial Officer (principal financial officer)