Form 10-Q
period 2020-06-30
TCG BDC, INC.
filed 2020-08-05
CIK 1544206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding at August 4, 2020 was 56,308,616.

TCG BDC, INC.

TCG BDC, INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollar amounts in thousands, except per share data)

	June 30, 2020	December 31, 2019
ASSETS	(unaudited)
Investments, at fair value
Investments—non-controlled/non-affiliated, at fair value (amortized cost of $1,808,731 and $1,960,755, respectively)	$1,692,073	$1,897,057
Investments—controlled/affiliated, at fair value (amortized cost of $239,618 and $240,696, respectively)	215,482	226,907
Total investments, at fair value (amortized cost of $2,048,349 and $2,201,451, respectively)	1,907,555	2,123,964
Cash and cash equivalents	29,916	36,751
Receivable for investment sold	53	6,162
Deferred financing costs	3,749	4,032
Interest receivable from non-controlled/non-affiliated investments	10,873	9,462
Interest and dividend receivable from controlled/affiliated investments	5,589	6,845
Prepaid expenses and other assets	899	317
Total assets	$1,958,634	$2,187,533
LIABILITIES
Secured borrowings (Note 6)	$474,386	$616,543
2015-1 Notes payable, net of unamortized debt issuance costs of $2,788 and $2,911, respectively (Note 7)	446,413	446,289
Senior Notes (Note 7)	115,000	115,000
Payable for investments purchased	61	—
Interest and credit facility fees payable (Notes 6 and 7)	4,532	6,764
Dividend payable (Note 9)	21,379	31,760
Base management and incentive fees payable (Note 4)	11,572	13,236
Administrative service fees payable (Note 4)	129	77
Other accrued expenses and liabilities	1,858	1,393
Total liabilities	1,075,330	1,231,062
Commitments and contingencies (Notes 8 and 11)
EQUITY
NET ASSETS
Cumulative convertible preferred stock, $0.01 par value; 2,000,000 and 0 shares authorized; 2,000,000 and 0 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	50,000	—
Common stock, $0.01 par value; 198,000,000 and 200,000,000 shares authorized; 56,308,616 and 57,763,811 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	563	578
Paid-in capital in excess of par value	1,093,250	1,109,238
Offering costs	(1,633)	(1,633)
Total distributable earnings (loss)	(258,876)	(151,712)
Total net assets	$883,304	$956,471
NET ASSETS PER COMMON SHARE	$14.80	$16.56
The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollar amounts in thousands, except per share data)
(unaudited)

	For the three month periods ended		For the six month periods ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$36,036	$47,224	$77,501	$92,466
Other income	3,547	2,266	5,891	4,294
Total investment income from non-controlled/non-affiliated investments	39,583	49,490	83,392	96,760
From non-controlled/affiliated investments:
Interest income	—	384	—	763
Total investment income from non-controlled/affiliated investments	—	384	—	763
From controlled/affiliated investments:
Interest income	192	3,243	3,428	6,781
Dividend income	5,500	3,750	9,000	7,750
Total investment income from controlled/affiliated investments	5,692	6,993	12,428	14,531
Total investment income	45,275	56,867	95,820	112,054
Expenses:
Base management fees (Note 4)	7,065	7,913	14,451	15,598
Incentive fees (Note 4)	4,667	5,933	9,753	11,779
Professional fees	678	600	1,345	1,345
Administrative service fees (Note 4)	266	165	372	381
Interest expense (Notes 6 and 7)	9,443	13,032	21,622	25,023
Credit facility fees (Note 6)	788	671	1,378	1,239
Directors’ fees and expenses	121	88	217	181
Other general and administrative	455	434	866	855
Total expenses	23,483	28,836	50,004	56,401
Net investment income (loss) before taxes	21,792	28,031	45,816	55,653
Excise tax expense	100	60	152	120
Net investment income (loss)	21,692	27,971	45,664	55,533
Net realized gain (loss) and net change in unrealized appreciation (depreciation):
Net realized gain (loss) on investments:
Non-controlled/non-affiliated investments	(47,784)	1,410	(49,481)	2,309
Controlled/affiliated investments	—	(9,091)	—	(9,091)
Currency gains (losses) on non-investment assets and liabilities	635	—	485	—
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliated investments	64,082	(14,204)	(52,960)	(11,731)
Non-controlled/affiliated investments	—	(345)	—	1,951
Controlled/affiliated investments	18,174	4,016	(10,347)	4,512
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	(641)	—	1,697	—
Net realized and unrealized gain (loss) on investments and non-investment assets and liabilities	34,466	(18,214)	(110,606)	(12,050)
Net increase (decrease) in net assets resulting from operations	56,158	9,757	(64,942)	43,483
Preferred stock dividend	554	—	554	—
Net increase (decrease) in net assets resulting from operations attributable to Common Stockholders	$55,604	$9,757	$(65,496)	$43,483
Basic and diluted earnings per common share (Note 9)
Basic	$0.99	$0.16	$(1.15)	$0.71
Diluted	$0.94	$0.16	$(1.15)	$0.71
Weighted-average shares of common stock outstanding (Note 9)
Basic	56,308,616	60,596,402	56,710,405	61,191,926
Diluted	59,547,482	60,596,402	56,710,405	61,191,926
The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollar amounts in thousands)
(unaudited)

	For the six month periods ended
	June 30, 2020	June 30, 2019
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$45,664	$55,533
Net realized gain (loss)	(48,996)	(6,782)
Net change in unrealized appreciation (depreciation) on investments	(63,307)	(5,268)
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	1,697	—
Net increase (decrease) in net assets resulting from operations	(64,942)	43,483
Capital transactions:
Preferred stock issued	50,000	—
Repurchase of common stock	(16,003)	(30,354)
Dividends declared on preferred stock and common stock (Note 9)	(42,222)	(49,755)
Net increase (decrease) in net assets resulting from capital share transactions	(8,225)	(80,109)
Net increase (decrease) in net assets	(73,167)	(36,626)
Net Assets at beginning of period	956,471	1,063,218
Net Assets at end of period	$883,304	$1,026,592

The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollar amounts in thousands)
(unaudited)

	For the six month periods ended
	June 30, 2020	June 30, 2019
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(64,942)	$43,483
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	718	625
Net accretion of discount on investments	(4,059)	(6,146)
Paid-in-kind interest	(1,988)	(2,520)
Net realized (gain) loss on investments	49,481	6,782
Net realized currency (gain) loss on non-investment assets and liabilities	(485)	—
Net change in unrealized (appreciation) depreciation on investments	63,307	5,268
Net change in unrealized currency (gains) losses on non-investment assets and liabilities	(1,697)	—
Cost of investments purchased and change in payable for investments purchased	(391,624)	(476,873)
Proceeds from sales and repayments of investments and change in receivable for investments sold	507,316	361,368
Changes in operating assets:
Interest receivable	(1,411)	(1,641)
Dividend receivable	1,256	(50)
Prepaid expenses and other assets	(218)	(14)
Changes in operating liabilities:
Due to Investment Adviser	—	(8)
Interest and credit facility fees payable	(2,232)	63
Base management and incentive fees payable	(1,664)	12
Administrative service fees payable	52	34
Other accrued expenses and liabilities	465	(62)
Net cash provided by (used in) operating activities	152,275	(67,679)
Cash flows from financing activities:
Proceeds from issuance of preferred stock	50,000	—
Repurchase of common stock	(16,003)	(30,354)
Borrowings on SPV Credit Facility and Credit Facility	257,292	402,950
Repayments of SPV Credit Facility and Credit Facility	(397,484)	(268,188)
Debt issuance costs paid	(312)	(1,421)
Dividends paid in cash	(52,603)	(58,170)
Net cash provided by (used in) financing activities	(159,110)	44,817
Net increase (decrease) in cash and cash equivalents	(6,835)	(24,862)
Cash and cash equivalents, beginning of period	36,751	87,186
Cash and cash equivalents, end of period	$29,916	$62,324
Supplemental disclosures:
Interest paid during the period	$23,347	$24,860
Taxes, including excise tax, paid during the period	$391	$11
Dividends declared on preferred stock and common stock during the period	$42,222	$49,755

The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2020
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (72.44% of fair value)
Airnov, Inc. (Clariant)	^*	(2) (3) (12)	Containers, Packaging & Glass	L + 5.25%	6.25%	12/20/2019	12/19/2025	$12,748	$12,554	$12,539	1.42%
Alpha Packaging Holdings, Inc.	+*	(2) (3)	Containers, Packaging & Glass	L + 6.00%	7.00%	6/26/2015	11/12/2021	2,821	2,821	2,803	0.32
Alpine SG, LLC	^*	(2) (3)	High Tech Industries	L + 5.75%	6.75%	2/2/2018	11/16/2022	15,301	15,206	15,128	1.71
American Physician Partners, LLC	^+*	(2) (3) (12)	Healthcare & Pharmaceuticals	L + 6.50%	7.50%	1/7/2019	12/21/2021	38,360	38,087	36,980	4.19
AMS Group HoldCo, LLC	^+	(2) (3) (12)	Transportation: Cargo	L + 6.00%	7.00%	9/29/2017	9/29/2023	32,366	31,976	31,966	3.62
Analogic Corporation	^+*	(2) (3) (12)	Capital Equipment	L + 5.25%	6.25%	6/22/2018	6/22/2024	2,373	2,339	2,344	0.27
Anchor Hocking, LLC	^	(2) (3)	Durable Consumer Goods	L + 10.75%	11.75%	1/25/2019	1/25/2024	10,336	10,086	9,749	1.10
Apptio, Inc.	^	(2) (3) (12)	Software	L + 7.25%	8.25%	1/10/2019	1/10/2025	10,541	10,330	10,148	1.15
At Home Holding III, Inc.	^	(2) (3) (7)	Retail	L+ 9.00%	10.00%	6/12/2020	7/27/2022	921	898	898	0.10
Aurora Lux FinCo S.Á.R.L. (Accelya) (Luxembourg)	^*	(2) (3) (7)	Software	L + 6.00%	7.00%	12/24/2019	12/24/2026	37,406	36,524	34,459	3.90
Avenu Holdings, LLC	+*	(2) (3)	Sovereign & Public Finance	L + 5.25%	6.25%	9/28/2018	9/28/2024	38,469	37,996	36,034	4.08
Barnes & Noble, Inc.	^	(2) (3) (11)	Retail	L + 5.50%	6.50%	8/7/2019	8/7/2024	17,190	16,825	15,815	1.79
BMS Holdings III Corp.	^*	(2) (3)	Construction & Building	L + 5.25%	6.25%	9/30/2019	9/30/2026	4,929	4,794	4,799	0.54
Brooks Equipment Company, LLC	+	(2) (3)	Construction & Building	L + 5.00%	6.00%	6/26/2015	5/1/2021	406	405	405	0.05
Captive Resources Midco, LLC	^*	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 6.00%	7.00%	6/30/2015	5/31/2025	22,316	22,005	22,113	2.50
Central Security Group, Inc.	^*	(2) (3) (8)	Consumer Services	L + 5.63%	6.63%	6/26/2015	10/6/2021	18,400	17,863	7,378	0.84
Chartis Holding, LLC	^*	(2) (3) (12)	Business Services	L + 5.50%	6.50%	5/1/2019	5/1/2025	15,846	15,491	15,594	1.77
Chemical Computing Group ULC (Canada)	^*	(2) (3) (7) (12)	Software	L + 5.00%	6.00%	8/30/2018	8/30/2023	473	472	463	0.05
CircusTrix Holdings, LLC	^*	(2) (3) (12)	Hotel, Gaming & Leisure	L + 6.00% (100% PIK)	7.00%	2/2/2018	12/6/2021	9,623	9,576	7,681	0.87
Cobblestone Intermediate Holdco LLC	^	(2) (3) (12)	Consumer Services	L + 5.00%	6.00%	1/29/2020	1/29/2026	461	454	459	0.05
Comar Holding Company, LLC	^+*	(2) (3) (12)	Containers, Packaging & Glass	L + 5.50%	6.50%	6/18/2018	6/18/2024	31,728	31,252	31,517	3.57
Cority Software Inc. (Canada)	^*	(2) (3) (7) (12)	Software	L + 5.75%	6.75%	7/2/2019	7/2/2026	19,470	18,552	19,308	2.19
Derm Growth Partners III, LLC (Dermatology Associates)	^	(2) (3) (8)	Healthcare & Pharmaceuticals	L + 6.25% (100% PIK)	7.25%	5/31/2016	5/31/2022	56,310	56,055	29,726	3.37
DermaRite Industries, LLC	^*	(2) (3)	Healthcare & Pharmaceuticals	L + 7.00%	8.06%	3/3/2017	3/3/2022	21,966	21,844	20,973	2.37
Digicel Limited (Jamaica)	^	(7)	Telecommunications	8.75%	8.75%	5/15/2020	5/25/2024	121	116	117	0.01
Digicel Limited (Jamaica)	^	(7)	Telecommunications	13.00%	13.00%	4/15/2020	12/31/2025	61	54	52	0.01
Digicel Limited (Jamaica)	^	(7)	Telecommunications	8.00%	8.00%	4/15/2020	12/31/2026	48	26	29	—
Direct Travel, Inc.	^*	(2) (3) (8)	Hotel, Gaming & Leisure	L + 6.50%	7.50%	10/14/2016	12/1/2021	36,711	36,475	29,578	3.35
DTI Holdco, Inc.	*	(2) (3)	High Tech Industries	L + 4.75%	5.75%	12/18/2018	9/30/2023	1,964	1,873	1,570	0.18

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2020
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Emergency Communications Network, LLC	^+*	(2) (3)	Telecommunications	L + 2.625%, 5.125% PIK	8.75%	6/1/2017	6/1/2023	$23,979	$23,858	$21,025	2.38%
Ensono, LP	*	(2) (3)	Telecommunications	L + 5.25%	5.43%	4/30/2018	6/27/2025	8,493	8,424	8,290	0.94
Ensono, LP	^	(2) (3)	Telecommunications	L + 5.75%	6.05%	6/25/2020	6/27/2025	18,222	18,086	18,086	2.05
Ethos Veterinary Health LLC	^+	(2) (3) (12)	Consumer Services	L + 4.75%	4.93%	5/17/2019	5/15/2026	10,832	10,715	10,417	1.18
EvolveIP, LLC	^+*	(2) (3) (12)	Telecommunications	L + 5.75%	6.75%	11/26/2019	6/7/2023	34,835	34,748	34,313	3.88
Frontline Technologies Holdings, LLC	*+	(2) (3)	Software	L + 5.75%	6.75%	9/18/2017	9/18/2023	3,115	3,094	3,131	0.35
FWR Holding Corporation	^+*	(2) (3) (12)	Beverage, Food & Tobacco	L + 5.50%	6.50%	8/21/2017	8/21/2023	36,898	36,451	33,213	3.76
Hydrofarm, LLC	^	(2) (3)	Wholesale	L + 8.50%	9.50%	5/15/2017	5/12/2022	19,446	19,172	14,165	1.60
iCIMS, Inc.	^	(2) (3) (12)	Software	L + 6.50%	7.50%	9/12/2018	9/12/2024	—	(18)	(34)	—
Individual FoodService Holdings, LLC	^+	(2) (3) (12)	Wholesale	L + 5.75%	6.75%	2/21/2020	11/22/2025	3,837	3,744	3,614	0.41
Innovative Business Services, LLC	^*	(2) (3)	High Tech Industries	L + 5.50%	6.79%	4/5/2018	4/5/2023	18,293	17,965	17,922	2.03
Integrity Marketing Acquisition, LLC	^	(2) (3) (12)	Banking, Finance, Insurance & Real Estate	L + 5.75%	6.75%	1/15/2020	8/27/2025	1,296	1,221	1,275	0.14
K2 Insurance Services, LLC	^+*	(2) (3) (12)	Banking, Finance, Insurance & Real Estate	L + 5.00%	6.00%	7/3/2019	7/1/2024	24,314	23,830	24,027	2.72
Kaseya, Inc.	^	(2) (3) (12)	High Tech Industries	L + 5.50%, 1.00% PIK	7.50%	5/3/2019	5/2/2025	21,703	21,299	21,396	2.42
Legacy.com, Inc.	^	(2) (3) (11)	High Tech Industries	L + 6.00%	7.00%	3/20/2017	3/20/2023	17,066	16,851	16,091	1.82
Lifelong Learner Holdings, LLC	^*	(2) (3) (12)	Business Services	L + 5.75%	6.75%	10/18/2019	10/18/2026	23,931	23,437	21,153	2.39
Liqui-Box Holdings, Inc.	^	(2) (3) (12)	Containers, Packaging & Glass	L + 4.50%	5.50%	6/3/2019	6/3/2024	1,578	1,554	1,496	0.17
Mailgun Technologies, Inc.	^	(2) (3) (12)	High Tech Industries	L + 5.50%	6.56%	3/26/2019	3/26/2025	11,794	11,569	11,227	1.27
National Carwash Solutions, Inc.	^+*	(2) (3) (12)	Automotive	L + 6.00%	7.00%	8/7/2018	4/28/2023	10,269	10,131	9,907	1.12
National Technical Systems, Inc.	^+*	(2) (3) (12)	Aerospace & Defense	L + 6.25%	7.68%	6/26/2015	6/12/2021	28,882	28,788	28,686	3.25
NES Global Talent Finance US, LLC (United Kingdom)	+*	(2) (3) (7)	Energy: Oil & Gas	L + 5.50%	6.50%	5/9/2018	5/11/2023	9,840	9,730	9,602	1.09
Nexus Technologies, LLC	*	(2) (3)	High Tech Industries	L + 5.50%, 1.50% PIK	8.00%	12/11/2018	12/5/2023	6,219	6,173	5,115	0.58
NMI AcquisitionCo, Inc.	^+*	(2) (3)	High Tech Industries	L + 5.50%	6.50%	9/6/2017	9/6/2022	51,091	50,601	51,025	5.78
Northland Telecommunications Corporation	^*	(2) (3) (12)	Media: Broadcasting & Subscription	L + 5.75%	6.75%	10/1/2018	10/1/2025	46,383	45,749	46,146	5.22
Paramit Corporation	+*	(2) (3)	Capital Equipment	L + 4.50%	5.50%	5/3/2019	5/3/2025	6,298	6,246	6,199	0.70
PF Growth Partners, LLC	^+*	(2) (3) (12)	Hotel, Gaming & Leisure	L + 5.00%	5.32%	7/1/2019	7/11/2025	7,331	7,225	6,260	0.71
Plano Molding Company, LLC	^	(2) (3)	Hotel, Gaming & Leisure	L + 7.50%	8.50%	5/1/2015	5/12/2021	14,677	14,608	13,060	1.48
PPC Flexible Packaging, LLC	^+*	(2) (3) (12)	Containers, Packaging & Glass	L + 5.25%	6.25%	11/23/2018	11/23/2024	14,991	14,855	14,762	1.67

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2020
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
PPT Management Holdings, LLC	^	(2) (3)	Healthcare & Pharmaceuticals	L + 6.00%, 0.75% PIK	7.75%	12/15/2016	12/16/2022	$27,902	$27,804	$22,151	2.51%
PricewaterhouseCoopers Public Sector LLP	^	(2) (3) (12)	Aerospace & Defense	L + 3.25%	3.40%	5/1/2018	5/1/2023	2,000	1,910	1,906	0.22
Product Quest Manufacturing, LLC	^	(2) (3) (8)	Containers, Packaging & Glass	L + 6.75%	10.00%	9/21/2017	3/31/2020	840	840	441	0.05
Propel Insurance Agency, LLC	^	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.25%	5.25%	6/1/2018	6/1/2024	2,351	2,337	2,315	0.26
QW Holding Corporation (Quala)	^+*	(2) (3) (12)	Environmental Industries	L + 6.25%	7.25%	8/31/2016	8/31/2022	43,343	42,894	41,115	4.65
Redwood Services Group, LLC	^*	(2) (3)	High Tech Industries	L + 6.00%	7.00%	11/13/2018	6/6/2023	8,385	8,329	8,149	0.92
Regency Entertainment, Inc.	^+	(2) (3)	Media: Diversified & Production	L+ 6.75%	7.75%	5/22/2020	10/22/2025	20,000	19,606	19,600	2.22
Riveron Acquisition Holdings, Inc.	^+*	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 6.00%	7.00%	5/22/2019	5/22/2025	19,868	19,535	19,735	2.23
RSC Acquisition, Inc.	^	(2) (3) (12)	Banking, Finance, Insurance & Real Estate	L + 5.50%	6.50%	11/1/2019	11/1/2026	13,085	12,738	13,139	1.49
Sapphire Convention, Inc. (Smart City)	^+*	(2) (3)	Telecommunications	L + 5.25%	6.25%	11/20/2018	11/20/2025	32,467	31,953	28,233	3.20
Smile Doctors, LLC	^+*	(2) (3) (12)	Healthcare & Pharmaceuticals	L + 6.00%	7.00%	10/6/2017	10/6/2022	23,754	23,678	22,785	2.58
Sovos Brands Intermediate, Inc.	+*	(2) (3)	Beverage, Food & Tobacco	L + 4.75%	5.05%	11/16/2018	11/20/2025	19,799	19,628	19,353	2.19
SPay, Inc.	^*	(2) (3) (12)	Hotel, Gaming & Leisure	L + 2.30%, 5.45% PIK	8.75%	6/15/2018	6/17/2024	20,668	20,367	16,847	1.91
Superior Health Linens, LLC	^+*	(2) (3) (12)	Business Services	L + 6.50%	7.50%	9/30/2016	9/30/2021	21,739	21,640	21,345	2.42
Surgical Information Systems, LLC	^+*	(2) (3) (11)	High Tech Industries	L + 5.00%	6.00%	4/24/2017	4/24/2023	26,168	26,029	25,723	2.91
T2 Systems, Inc.	^+*	(2) (3) (12)	Transportation: Consumer	L + 6.75%	7.75%	9/28/2016	9/28/2022	34,589	34,184	34,408	3.90
Tank Holding Corp.	^	(2) (3) (12)	Capital Equipment	L + 4.00%	4.18%	3/26/2019	3/26/2024	20	20	17	—
TCFI Aevex LLC	^*	(2) (3) (12)	Aerospace & Defense	L + 6.00%	7.00%	3/18/2020	3/18/2026	8,305	8,133	8,094	0.92
The Leaders Romans Bidco Limited (United Kingdom) Term Loan B	^	(2) (3) (7)	Banking, Finance, Insurance & Real Estate	L + 6.75%, 3.50% PIK	11.00%	7/23/2019	6/30/2024	£20,074	24,453	23,939	2.71
The Leaders Romans Bidco Limited (United Kingdom) Term Loan C	^	(2) (3) (7) (12)	Banking, Finance, Insurance & Real Estate	L + 6.75%, 3.50% PIK	11.00%	7/23/2019	6/30/2024	£3,335	4,227	4,090	0.46
Trump Card, LLC	^+*	(2) (3) (12)	Transportation: Cargo	L + 5.50%	6.50%	6/26/2018	4/21/2022	7,632	7,603	7,328	0.83
TSB Purchaser, Inc. (Teaching Strategies, LLC)	^+*	(2) (3) (12)	Media: Advertising, Printing & Publishing	L + 6.00%	7.00%	5/14/2018	5/14/2024	28,154	27,644	27,564	3.12
Turbo Buyer, Inc. (Portfolio Holdings, Inc.)	^+*	(2) (3)	Automotive	L + 5.75%	6.75%	12/2/2019	12/2/2025	34,812	34,005	34,371	3.89
Tweddle Group, Inc.	^	(2) (3)	Media: Advertising, Printing & Publishing	L + 4.50%	5.50%	9/17/2018	9/17/2023	1,825	1,805	1,777	0.20

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2020
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
U.S. Acute Care Solutions, LLC	*	(2) (3)	Healthcare & Pharmaceuticals	L + 5.00%, 1.00% PIK	7.00%	2/21/2019	5/15/2021	$4,243	$4,227	$3,752	0.42%
US INFRA SVCS Buyer, LLC (AIMS Companies)	^	(2) (3) (12)	Environmental Industries	L+ 6.00%	7.00%	4/13/2020	4/13/2026	3,850	3,174	3,336	0.38
Unifrutti Financing PLC (Cyprus)	^	(7)	Beverage, Food & Tobacco	7.50%, 1.00% PIK	8.50%	9/15/2019	9/15/2026	€4,553	4,784	4,863	0.55
USLS Acquisition, Inc.	^*	(2) (3) (12)	Business Services	L + 5.75%	6.82%	11/30/2018	11/30/2024	22,900	22,539	21,211	2.40
VRC Companies, LLC	^+*	(2) (3) (12)	Business Services	L + 6.50%	7.50%	3/31/2017	3/31/2023	37,227	36,887	37,046	4.19
Westfall Technik, Inc.	^*	(2) (3)	Chemicals, Plastics & Rubber	L + 5.75%	6.75%	9/13/2018	9/13/2024	28,277	27,982	26,040	2.95
Zemax Software Holdings, LLC	^*	(2) (3) (12)	Software	L + 5.75%	6.75%	6/25/2018	6/25/2024	10,736	10,617	10,526	1.19
Zenith Merger Sub, Inc.	^+*	(2) (3) (12)	Business Services	L + 5.25%	6.25%	12/13/2017	12/13/2023	18,651	18,465	18,301	2.07
First Lien Debt Total									$1,473,092	$1,381,694	156.42%

Second Lien Debt (14.61% of fair value)
Access CIG, LLC	*	(2) (3)	Business Services	L + 7.75%	7.92%	2/14/2018	2/27/2026	$2,700	$2,687	$2,308	0.26%
AI Convoy S.A.R.L (Cobham) (United Kingdom)	^	(2) (3) (7)	Aerospace & Defense	L + 8.25%	9.40%	1/17/2020	1/17/2028	30,327	29,674	29,563	3.35
Aimbridge Acquisition Co., Inc.	^	(2) (3)	Hotel, Gaming & Leisure	L + 7.50%	8.93%	2/1/2019	2/1/2027	9,241	9,096	8,523	0.96
AQA Acquisition Holding, Inc.	^	(2) (3)	High Tech Industries	L + 8.00%	9.00%	10/1/2018	5/24/2024	40,000	39,701	39,384	4.46
Brave Parent Holdings, Inc.	^*	(2) (3)	Software	L + 7.50%	8.50%	10/3/2018	4/19/2026	19,062	18,684	17,809	2.02
Drilling Info Holdings, Inc.	^	(2) (3)	Energy: Oil & Gas	L + 8.25%	8.43%	2/11/2020	7/30/2026	18,600	18,113	17,646	2.00
Higginbotham Insurance Agency, Inc.	^	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 7.50%	8.50%	12/3/2019	12/19/2025	2,500	2,477	2,484	0.28
Jazz Acquisition, Inc.	^	(2) (3)	Aerospace & Defense	L + 8.00%	8.18%	6/13/2019	6/18/2027	23,450	23,133	16,642	1.88
Le Tote, Inc.	^	(2) (3)	Retail	L + 8.75%	10.25%	11/8/2019	11/8/2024	7,511	7,352	7,034	0.80
Outcomes Group Holdings, Inc.	^*	(2) (3)	Business Services	L + 7.50%	7.81%	10/23/2018	10/26/2026	4,500	4,490	4,207	0.48
Pharmalogic Holdings Corp.	^	(2) (3)	Healthcare & Pharmaceuticals	L + 8.00%	9.00%	6/7/2018	12/11/2023	800	797	784	0.09
Quartz Holding Company (QuickBase, Inc.)	^	(2) (3)	Software	L + 8.00%	8.18%	4/2/2019	4/2/2027	11,900	11,688	11,107	1.26
Reladyne, Inc.	^+	(2) (3)	Wholesale	L + 9.50%	10.50%	4/19/2018	1/21/2023	12,242	12,104	11,796	1.33
Stonegate Pub Company Bidco Limited (United Kingdom)	^	(2) (3) (7)	Beverage, Food & Tobacco	L + 8.50%	8.86%	3/12/2020	3/12/2028	£20,000	24,704	19,922	2.25
Tank Holding Corp.	^*	(2) (3)	Capital Equipment	L + 8.25%	8.43%	3/26/2019	3/26/2027	37,380	36,830	35,489	4.02
Ultimate Baked Goods MIDCO, LLC (Rise Baking)	^	(2) (3)	Beverage, Food & Tobacco	L + 8.00%	9.00%	8/9/2018	8/9/2026	8,333	8,195	7,832	0.89
Watchfire Enterprises, Inc.	^	(2) (3)	Media: Advertising, Printing & Publishing	L + 8.00%	9.00%	10/2/2013	10/2/2021	7,000	6,975	6,956	0.79
World 50, Inc.	^	(9)	Business Services	11.50%	11.50%	1/10/2020	1/9/2027	10,000	9,812	9,470	1.07

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2020
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
WP CPP Holdings, LLC (CPP)	^*	(2) (3)	Aerospace & Defense	L + 7.75%	8.75%	7/18/2019	4/30/2026	$39,500	$39,148	$29,202	3.30%
Zywave, Inc.	^	(2) (3)	High Tech Industries	L + 9.00%	10.00%	11/18/2016	11/17/2023	468	463	465	0.05
Second Lien Debt Total									$306,123	$278,623	31.54%

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (1.66% of fair value)
ANLG Holdings, LLC	^	(6)	Capital Equipment	6/22/2018	592	$592	$818	0.09%
Avenu Holdings, LLC	^	(6)	Sovereign & Public Finance	9/28/2018	172	172	195	0.02
BK Intermediate Company, LLC	^	(6)	Healthcare & Pharmaceuticals	5/27/2020	288	288	319	0.04
Chartis Holding, LLC	^	(6)	Business Services	5/1/2019	433	433	667	0.08
CIP Revolution Holdings, LLC	^	(6)	Media: Advertising, Printing & Publishing	8/19/2016	318	318	217	0.02
Cority Software Inc. (Canada)	^	(6)	Software	7/2/2019	250	250	231	0.03
DecoPac, Inc.	^	(6)	Non-durable Consumer Goods	9/29/2017	1,500	1,500	2,336	0.26
Derm Growth Partners III, LLC (Dermatology Associates)	^	(6)	Healthcare & Pharmaceuticals	5/31/2016	1,000	1,000	—	—
GRO Sub Holdco, LLC (Grand Rapids)	^	(6)	Healthcare & Pharmaceuticals	3/29/2018	500	500	—	—
K2 Insurance Services, LLC	^	(6)	Banking, Finance, Insurance & Real Estate	7/3/2019	433	433	495	0.06
Legacy.com, Inc.	^	(6)	High Tech Industries	3/20/2017	1,500	1,500	673	0.08
Mailgun Technologies, Inc.	^	(6)	High Tech Industries	3/26/2019	424	424	547	0.06
North Haven Goldfinch Topco, LLC	^	(6)	Containers, Packaging & Glass	6/18/2018	2,315	2,315	2,590	0.29
Paramit Corporation	^	(6)	Capital Equipment	6/17/2019	150	500	722	0.08
PPC Flexible Packaging, LLC	^	(6)	Containers, Packaging & Glass	2/1/2019	965	965	1,216	0.14
Rough Country, LLC	^	(6)	Durable Consumer Goods	5/25/2017	755	755	1,397	0.16
SiteLock Group Holdings, LLC	^	(6)	High Tech Industries	4/5/2018	446	446	524	0.06
T2 Systems Parent Corporation	^	(6)	Transportation: Consumer	9/28/2016	556	555	752	0.09
Tailwind HMT Holdings Corp.	^	(6)	Energy: Oil & Gas	11/17/2017	20	1,334	2,201	0.25
Tank Holding Corp.	^	(6)	Capital Equipment	3/26/2019	850	850	943	0.11
Titan DI Preferred Holdings, Inc. (Drilling Info)	^	(6)	Energy: Oil & Gas	2/11/2020	10,518	10,226	10,097	1.14
Turbo Buyer, Inc. (Portfolio Holdings, Inc.)	^	(6)	Automotive	12/2/2019	1,925	1,925	2,368	0.27
Tweddle Holdings, Inc.	*^	(6)	Media: Advertising, Printing & Publishing	9/17/2018	17	—	—	—

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2020
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
USLS Acquisition, Inc.	^	(6)	Business Services	11/30/2018	641	641	542	0.06
W50 Parent LLC	^	(6)	Business Services	1/10/2020	500	$500	$478	0.05%
Zenith American Holding, Inc.	^	(6)	Business Services	12/13/2017	1,564	782	1,247	0.14
Zillow Topco LP	^	(6)	Software	6/25/2018	313	312	181	0.02
Equity Investments Total						$29,516	$31,756	3.60%

Total investments—non-controlled/non-affiliated						$1,808,731	$1,692,073	191.56%

Investments—controlled/affiliated		Footnotes	Industry	Reference Rate & Spread(2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (5)	% of Net Assets
First Lien Debt (0.69% of fair value)
SolAero Technologies Corp. (A1 Term Loan)	^	(2) (3) (8) (10)	Telecommunications	L + 8.00% (100% PIK)	9.00%	4/12/2019	10/12/2022	$3,166	$3,166	$1,116	0.13%
SolAero Technologies Corp. (A2 Term Loan)	^	(2) (3) (8) (10)	Telecommunications	L + 8.00% (100% PIK)	9.00%	4/12/2019	10/12/2022	8,707	8,706	3,069	0.35
SolAero Technologies Corp. (Priority Facilities)	^	(2) (3) (10) (12)	Telecommunications	L + 6.00%	7.00%	4/12/2019	10/12/2022	9,034	8,930	9,034	1.02
First Lien Debt Total									$20,802	$13,219	1.50%

Investments—controlled/affiliated		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (0.00% of fair value)
SolAero Technologies Corp.	^	(6) (10)	Telecommunications	4/12/2019	3	$2,815	$—	—%
Equity Investments Total						$2,815	$—	—%

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2020
(dollar amounts in thousands)
(unaudited)

Investments—controlled/affiliated		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par Amount/ LLC Interest	Cost	Fair Value (7)	% of Net Assets
Investment Fund (10.60% of fair value)
Middle Market Credit Fund, Mezzanine Loan	^	(2) (7) (9) (10)	Investment Fund	L + 9.00%	9.3%	6/30/2016	3/22/2021	$—	$—	$—	—%
Middle Market Credit Fund, LLC, Subordinated Loan and Member's Interest	^	(7) (10)	Investment Fund	N/A		2/29/2016	3/1/2021	216,000	216,001	202,263	22.90
Investment Fund Total									$216,001	$202,263	22.90%
Total investments—controlled/affiliated									$239,618	$215,482	24.40%

Total Investments									$2,048,349	$1,907,555	215.96%

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
** Par amount is denominated in USD ("$") unless otherwise noted, as denominated in Euro (“€”) or British Pound (“£”).
(1)Unless otherwise indicated, issuers of debt and equity investments held by the Company are domiciled in the United States. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of June 30, 2020, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of June 30, 2020, the Company is not an “affiliated person” of any of these portfolio companies. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of June 30, 2020. As of June 30, 2020, the reference rates for our variable rate loans were the 30-day LIBOR at 0.17%, the 90-day LIBOR at 0.30% and the 180-day LIBOR at 0.37%.
(3)Loan includes interest rate floor feature, which is generally 1.00%.
(4)Amortized cost represents original cost, including origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion/amortization of discounts/premiums, as applicable, on debt investments using the effective interest method.
(5)Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (see Note 2, Significant Accounting Policies, and Note 3, Fair Value Measurements), pursuant to the Company’s valuation policy. The fair value of all first lien and second lien debt investments, equity investments and the investment fund was determined using significant unobservable inputs.
(6)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2020, the aggregate fair value of these securities is $31,756, or 3.60% of the Company’s net assets.
(7)The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(8)Loan was on non-accrual status as of June 30, 2020.
(9)Represents a corporate mezzanine loan, which is subordinated to senior secured term loans of the portfolio company.

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2020
(dollar amounts in thousands)
(unaudited)
(10)Under the Investment Company Act, the Company is deemed to be an “affiliated person” of and “control” this investment fund because the Company owns more than 25% of the investment fund’s outstanding voting securities and/or has the power to exercise control over management or policies of such investment fund. See Note 5, Middle Market Credit Fund, LLC, for more details. Transactions related to investments in controlled affiliates for the six month period ended June 30, 2020, were as follows:

Investments—controlled/affiliated	Fair Value as of December 31, 2019	Additions/Purchases	Reductions/Sales/ Paydowns	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of June 30, 2020	Dividend and Interest Income
Middle Market Credit Fund, LLC, Mezzanine Loan	$93,000	$63,500	$(156,500)	$—	$—	$—	$3,049
Middle Market Credit Fund, LLC, Subordinated Loan and Member’s Interest	111,596	92,500	—	—	(1,833)	202,263	9,000
Total investments—controlled/affiliated	$204,596	$156,000	$(156,500)	$—	$(1,833)	$202,263	$12,049

Investments—controlled/affiliated	Fair Value as of December 31, 2019	Additions/Purchases	Reductions/Sales/ Paydowns	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of June 30, 2020	Dividend and Interest Income
SolAero Technologies Corp. (Priority Term Loan)	$9,612	$—	$(578)	$—	$—	$9,034	$202
SolAero Technologies Corp. (A1 Term Loan)	3,166	—	—	—	(2,050)	1,116	—
SolAero Technologies Corp. (A2 Term Loan)	8,707	—	—	—	(5,638)	3,069	—
Solaero Technology Corp. (Equity)	826	—	—	—	(826)	—	—
Total investments—controlled/affiliated	$22,311	$—	$(578)	$—	$(8,514)	$13,219	$202

(11)  In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company is entitled to receive additional interest as a result of an agreement among lenders as follows: Barnes & Noble, Inc. (1.83%), Legacy.com Inc. (3.93%), and Surgical Information Systems, LLC (1.01%). Pursuant to the agreement among lenders in respect of this loan, this investment represents a first lien/last out loan, which has a secondary priority behind the first lien/first out loan with respect to principal, interest and other payments.

(12)As of June 30, 2020, the Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
First and Second Lien Debt—unfunded delayed draw and revolving term loans commitments
Airnov, Inc. (Clariant)	Revolver	0.50%	$1,250	$(19)
American Physician Partners, LLC	Revolver	0.50	550	(20)
AMS Group HoldCo, LLC	Revolver	0.50	475	(6)
Analogic Corporation	Revolver	0.50	168	(2)
Apptio, Inc.	Revolver	0.50	2,367	(72)
Chartis Holding, LLC	Delayed Draw	1.00	6,402	(65)
Chartis Holding, LLC	Revolver	0.50	2,401	(24)
Chemical Computing Group ULC (Canada)	Revolver	0.50	29	(1)
CircusTrix Holdings, LLC	Delayed Draw	1.00	836	(155)

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2020
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
Cobblestone Intermediate Holdco LLC	Delayed Draw	1.00%	$271	$(1)
Comar Holding Company, LLC	Revolver	0.50	2,201	(14)
Cority Software Inc. (Canada)	Revolver	0.50	3,000	(22)
Ethos Veterinary Health LLC	Delayed Draw	2.00	2,695	(83)
EvolveIP, LLC	Delayed Draw	1.00	3,922	(50)
EvolveIP, LLC	Revolver	0.50	2,353	(30)
FWR Holding Corporation	Revolver	0.50	2,111	(199)
iCIMS, Inc.	Revolver	0.50	1,252	(34)
Individual FoodService Holdings, LLC	Delayed Draw	1.00	745	(33)
Individual FoodService Holdings, LLC	Revolver	0.50	400	(18)
Integrity Marketing Acquisition, LLC	Delayed Draw	1.00	3,698	(16)
K2 Insurance Services, LLC	Delayed Draw	1.00	2,945	(29)
K2 Insurance Services, LLC	Revolver	0.50	2,290	(22)
Kaseya, Inc.	Delayed Draw	—	882	(11)
Kaseya, Inc.	Delayed Draw	1.00	1,918	(24)
Kaseya, Inc.	Revolver	0.50	15	—
Lifelong Learner Holdings, LLC	Delayed Draw	1.00	1,690	(175)
Lifelong Learner Holdings, LLC	Revolver	0.50	1,377	(142)
Liqui-Box Holdings, Inc.	Revolver	0.50	1,052	(33)
Mailgun Technologies, Inc.	Revolver	0.50	1,342	(58)
National Carwash Solutions, Inc.	Delayed Draw	1.00	611	(20)
National Carwash Solutions, Inc.	Revolver	0.50	5	—
National Technical Systems, Inc.	Revolver	0.50	1,269	(8)
Northland Telecommunications Corporation	Revolver	0.50	2,960	(14)
PF Growth Partners, LLC	Delayed Draw	1.00	823	(108)
PPC Flexible Packaging, LLC	Revolver	0.50	489	(7)
PricewaterhouseCoopers Public Sector LLP	Revolver	0.50	4,250	(64)
QW Holding Corporation (Quala)	Delayed Draw	1.00	600	(30)
RSC Acquisition, Inc.	Delayed Draw	1.00	6,205	17
RSC Acquisition, Inc.	Revolver	0.50	608	2
Smile Doctors, LLC	Delayed Draw	1.00	543	(22)
SolAero Technologies Corp. (Priority Facilities)	Revolver	0.50	2,068	—
SPay, Inc.	Revolver	0.50	682	(122)
Superior Health Linens, LLC	Revolver	0.50	500	(9)
T2 Systems, Inc.	Revolver	0.50	2,933	(14)
Tank Holding Corp.	Revolver	0.50	28	(1)
TCFI Aevex LLC	Delayed Draw	1.00	1,722	(36)
The Leaders Romans Bidco Limited (United Kingdom) Term Loan C	Delayed Draw	1.69	471	(22)

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2020
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
Trump Card, LLC	Revolver	0.50%	$635	$(23)
TSB Purchaser, Inc. (Teaching Strategies, LLC)	Revolver	0.50	1,342	(27)
US INFRA SVCS BUYER, LLC (AIMS Companies)	Delayed Draw	0.50	28,875	(454)
US INFRA SVCS BUYER, LLC (AIMS Companies)	Revolver	1.00	2,275	(33)
USLS Acquisition, Inc.	Revolver	0.50	76	(6)
VRC Companies, LLC	Delayed Draw	0.75	560	(3)
VRC Companies, LLC	Revolver	0.50	1,646	(8)
Zemax Software Holdings, LLC	Revolver	0.50	642	(12)
Zenith American Holding, Inc.	Delayed Draw	1.00	2,573	(39)
Zenith American Holding, Inc.	Revolver	0.50	1,590	(24)

Total unfunded commitments			$117,618	$(2,445)

As of June 30, 2020, investments at fair value consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt (excluding First Lien/Last Out Debt)	$1,413,685	$1,316,786	69.03%
First Lien/Last Out Debt	80,209	78,127	4.10
Second Lien Debt	306,123	278,623	14.61
Equity Investments	32,331	31,756	1.66
Investment Fund	216,001	202,263	10.60
Total	$2,048,349	$1,907,555	100.00%

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2020
(dollar amounts in thousands)
(unaudited)
The rate type of debt investments at fair value as of June 30, 2020 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value of First and Second Lien Debt
Floating Rate	$1,785,225	$1,659,005	99.13%
Fixed Rate	14,792	14,531	0.87
Total	$1,800,017	$1,673,536	100.00%

The industry composition of investments at fair value as of June 30, 2020 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$130,786	$114,093	5.98%
Automotive	46,061	46,646	2.45
Banking, Finance, Insurance & Real Estate	113,256	113,612	5.96
Beverage, Food & Tobacco	93,762	85,183	4.47
Business Services	157,804	153,569	8.05
Capital Equipment	47,377	46,532	2.44
Chemicals, Plastics & Rubber	27,982	26,040	1.37
Construction & Building	5,199	5,204	0.27
Consumer Services	29,032	18,254	0.96
Containers, Packaging & Glass	67,156	67,364	3.53
Durable Consumer Goods	10,841	11,146	0.58
Energy: Oil & Gas	39,403	39,546	2.07
Environmental Industries	46,068	44,451	2.33
Healthcare & Pharmaceuticals	174,280	137,470	7.21
High Tech Industries	218,429	214,939	11.26
Hotel, Gaming & Leisure	97,347	81,949	4.30
Investment Fund	216,001	202,263	10.60
Media: Advertising, Printing & Publishing	36,742	36,514	1.91
Media: Broadcasting & Subscription	45,749	46,146	2.42
Media: Diversified & Production	19,606	19,600	1.03
Non-durable Consumer Goods	1,500	2,336	0.12
Retail	25,075	23,747	1.24
Software	110,505	107,329	5.63
Sovereign & Public Finance	38,168	36,229	1.90
Telecommunications	140,882	123,364	6.47
Transportation: Cargo	39,579	39,294	2.06
Transportation: Consumer	34,739	35,160	1.84
Wholesale	35,020	29,575	1.55
Total	$2,048,349	$1,907,555	100.00%

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2020
(dollar amounts in thousands)
(unaudited)
The geographical composition of investments at fair value as of June 30, 2020 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Canada	$19,274	$20,002	1.05%
Cyprus	4,784	4,863	0.25
Jamaica	196	198	0.01
Luxembourg	36,524	34,459	1.81
United Kingdom	92,788	87,116	4.57
United States	1,894,783	1,760,917	92.31
Total	$2,048,349	$1,907,555	100.00%

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

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2019
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value(5)	% of Net Assets
Dimensional Dental Management, LLC	^	(2) (3) (11) (13)	Healthcare & Pharmaceuticals	L + 5.75%	10.00%	2/12/2016	2/12/2021	$1,224	$1,199	$1,224	0.13%
Dimensional Dental Management, LLC	^	(2) (3) (9) (11)	Healthcare & Pharmaceuticals	L + 5.75%	8.66%	2/12/2016	7/22/2020	33,674	33,301	—	—
Direct Travel, Inc.	^+*	(2) (3)	Hotel, Gaming & Leisure	L + 6.50%	8.41%	10/14/2016	12/1/2021	36,805	36,515	36,757	3.84
DTI Holdco, Inc.	*	(2) (3)	High Tech Industries	L + 4.75%	6.68%	12/18/2018	9/30/2023	1,974	1,871	1,841	0.19
Emergency Communications Network, LLC	^+*	(2) (3)	Telecommunications	L + 6.25%	8.14%	6/1/2017	6/1/2023	24,375	24,233	22,323	2.33
Ensono, LP	*	(2) (3)	Telecommunications	L + 5.25%	6.95%	4/30/2018	6/27/2025	8,537	8,452	8,537	0.89
Ethos Veterinary Health LLC	^+	(2) (3) (13)	Consumer Services	L + 4.75%	6.45%	5/17/2019	5/15/2026	10,869	10,744	10,807	1.13
EvolveIP, LLC	^+*	(2) (3)	Telecommunications	L + 5.75%	7.45%	11/26/2019	6/7/2023	34,420	33,923	34,420	3.60
Frontline Technologies Holdings, LLC	^*	(2) (3)	Software	L + 5.75%	7.85%	9/18/2017	9/18/2023	48,242	47,949	48,705	5.09
FWR Holding Corporation	^+*	(2) (3) (13)	Beverage, Food & Tobacco	L + 5.50%	7.29%	8/21/2017	8/21/2023	48,630	47,950	48,393	5.06
Green Energy Partners/Stonewall, LLC	+*	(2) (3)	Energy: Electricity	L + 5.50%	7.60%	6/26/2015	11/10/2021	19,550	19,374	18,034	1.89
GRO Sub Holdco, LLC (Grand Rapids)	^+*	(2) (3) (13)	Healthcare & Pharmaceuticals	L + 6.00%	8.10%	2/28/2018	2/22/2023	6,465	6,380	6,085	0.64
Hummel Station, LLC	+*	(2) (3)	Energy: Electricity	L + 6.00%	7.70%	2/3/2016	10/27/2022	14,641	14,169	12,896	1.35
Hydrofarm, LLC	^	(2) (3)	Wholesale	L+10.00% (30% Cash / 70% PIK)	11.91%	5/15/2017	5/12/2022	21,556	21,254	13,647	1.43
iCIMS, Inc.	^	(2) (3) (13)	Software	L + 6.50%	8.29%	9/12/2018	9/12/2024	23,930	23,507	23,927	2.50
Innovative Business Services, LLC	^*	(2) (3) (13)	High Tech Industries	L + 5.50%	7.53%	4/5/2018	4/5/2023	16,143	15,782	15,880	1.66
K2 Insurance Services, LLC	^+*	(2) (3) (13)	Banking, Finance, Insurance & Real Estate	L + 5.00%	7.19%	7/3/2019	7/1/2024	22,027	21,487	22,062	2.31
Kaseya Inc.	^	(2) (3) (13)	High Tech Industries	L + 5.50%, 1.00% PIK	8.41%	5/3/2019	5/2/2025	19,545	19,145	19,590	2.05
Legacy.com, Inc.	^	(2) (3) (11)	High Tech Industries	L + 9.98%	11.77%	3/20/2017	3/20/2023	17,080	16,832	16,325	1.71
Lifelong Learner Holdings, LLC	^*	(2) (3) (13)	Business Services	L + 5.75%	7.51%	10/18/2019	10/18/2026	23,523	22,971	23,240	2.43
Liqui-Box Holdings, Inc.	^	(2) (3) (13)	Containers, Packaging & Glass	L + 4.50%	6.41%	6/3/2019	6/3/2024	—	(26)	(37)	—
Mailgun Technologies, Inc.	^	(2) (3) (13)	High Tech Industries	L + 5.00%	7.10%	3/26/2019	3/26/2025	11,853	11,607	11,655	1.22
National Carwash Solutions, Inc.	^+	(2) (3) (13)	Automotive	L + 6.00%	7.69%	8/7/2018	4/28/2023	9,511	9,342	9,428	0.99
National Technical Systems, Inc.	^+*	(2) (3) (13)	Aerospace & Defense	L + 6.25%	7.94%	6/26/2015	6/12/2021	27,950	27,801	27,920	2.92
NES Global Talent Finance US, LLC (United Kingdom)	+*	(2) (3) (7)	Energy: Oil & Gas	L + 5.50%	7.43%	5/9/2018	5/11/2023	9,890	9,762	9,763	1.02

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2019
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value(5)	% of Net Assets
Nexus Technologies, LLC	*	(2) (3)	High Tech Industries	L + 5.50%, 1.50% PIK	8.91%	12/11/2018	12/5/2023	$6,172	$6,119	$5,621	0.59%
NMI AcquisitionCo, Inc.	^+*	(2) (3) (13)	High Tech Industries	L + 5.75%	7.45%	9/6/2017	9/6/2022	50,067	49,471	49,888	5.22
Northland Telecommunications Corporation	^*	(2) (3) (13)	Media: Broadcast & Subscription	L + 5.75%	7.46%	10/1/2018	10/1/2025	46,603	45,916	46,529	4.86
Paramit Corporation	+*	(2) (3)	Capital Equipment	L + 4.50%	6.22%	5/3/2019	5/3/2025	6,298	6,241	6,268	0.66
PF Growth Partners, LLC	^+*	(2) (3) (13)	Hotel, Gaming & Leisure	L + 5.00%	6.70%	7/1/2019	7/11/2025	7,161	7,045	7,135	0.75
Plano Molding Company, LLC	^	(2) (3)	Hotel, Gaming & Leisure	L + 7.50%	9.20%	5/1/2015	5/12/2021	14,752	14,645	14,085	1.47
PPC Flexible Packaging, LLC	+*	(2) (3) (13)	Containers, Packaging & Glass	L + 5.50%	7.19%	11/23/2018	11/23/2024	13,591	13,404	13,464	1.41
PPT Management Holdings, LLC	^	(2) (3)	Healthcare & Pharmaceuticals	L + 6.00%, 0.75% PIK	8.66%	12/15/2016	12/16/2022	27,744	27,627	23,155	2.42
Pretium Packaging, LLC	^	(2) (3)	Containers, Packaging & Glass	L + 5.00%	6.91%	8/15/2019	11/14/2023	7,700	7,631	7,700	0.81
PricewaterhouseCoopers Public Sector LLP	^	(2) (3) (13)	Aerospace & Defense	L + 3.25%	5.16%	5/1/2018	5/1/2023	—	(105)	(46)	—
Product Quest Manufacturing, LLC	^	(2) (3) (9)	Containers, Packaging & Glass	L + 6.75%	5.75%	9/21/2017	3/31/2020	840	840	840	0.09
Propel Insurance Agency, LLC	^	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.25%	6.35%	6/1/2018	6/1/2024	2,363	2,347	2,353	0.25
QW Holding Corporation (Quala)	^+*	(2) (3) (13)	Environmental Industries	L + 5.75%	7.73%	8/31/2016	8/31/2022	43,358	42,802	43,106	4.51
Redwood Services Group, LLC	^	(2) (3)	High Tech Industries	L + 6.00%	7.91%	11/13/2018	6/6/2023	8,427	8,363	8,342	0.87
Riveron Acquisition Holdings, Inc.	^+*	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 6.00%	7.91%	5/22/2019	5/22/2025	19,968	19,605	19,587	2.05
RSC Acquisition, Inc.	^	(2) (3) (13)	Banking, Finance, Insurance & Real Estate	L + 5.50%	7.41%	11/1/2019	11/1/2026	11,594	11,222	11,449	1.20
Sapphire Convention, Inc. (Smart City)	*+^	(2) (3) (13)	Telecommunications	L + 5.25%	7.27%	11/20/2018	11/20/2025	28,577	28,009	28,329	2.96
Smile Doctors, LLC	^*+	(2) (3) (13)	Healthcare & Pharmaceuticals	L + 6.00%	8.07%	10/6/2017	10/6/2022	22,227	22,136	21,996	2.30
Sovos Brands Intermediate, Inc.	+*	(2) (3)	Beverage, Food & Tobacco	L + 5.00%	7.20%	11/16/2018	11/20/2025	19,899	19,714	19,750	2.06
SPay, Inc.	^+*	(2) (3) (13)	Hotel, Gaming & Leisure	L + 5.75%	7.46%	6/15/2018	6/17/2024	20,512	20,179	18,694	1.95
Superior Health Linens, LLC	^+*	(2) (3) (13)	Business Services	L + 7.50%, 0.50% PIK	9.91%	9/30/2016	9/30/2021	21,805	21,666	19,933	2.08
Surgical Information Systems, LLC	^+*	(2) (3) (11)	High Tech Industries	L + 4.50%	7.47%	4/24/2017	4/24/2023	26,168	26,007	25,715	2.69
T2 Systems, Inc.	^+*	(2) (3) (13)	Transportation: Consumer	L + 6.75%	8.85%	9/28/2016	9/28/2022	35,648	35,159	35,648	3.73
Tank Holding Corp.	^	(2) (3) (13)	Capital Equipment	L + 4.00%	5.76%	3/26/2019	3/26/2024	—	—	—	—
The Leaders Romans Bidco Limited (United Kingdom)	^	(2) (3) (7) (13)	Banking, Finance, Insurance & Real Estate	L + 6.75%, 3.50% PIK	11.01%	7/23/2019	6/30/2024	£19,577	24,865	26,531	2.77

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2019
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value(5)	% of Net Assets
Transform SR Holdings, LLC	^	(2) (3)	Retail	L + 7.25%	9.18%	2/11/2019	2/12/2024	$19,050	$18,887	$18,860	1.97%
Trump Card, LLC	^+*	(2) (3) (13)	Transportation: Cargo	L + 5.50%	7.63%	6/26/2018	4/21/2022	7,918	7,881	7,869	0.82
TSB Purchaser, Inc. (Teaching Strategies, LLC)	^+*	(2) (3) (13)	Media: Advertising, Printing & Publishing	L + 6.00%	8.10%	5/14/2018	5/14/2024	28,294	27,726	28,105	2.94
Turbo Buyer, Inc.	^	(2) (3) (13)	Automotive	L + 6.00%	7.69%	12/2/2019	12/2/2025	27,897	27,033	27,439	2.87
Tweddle Group, Inc.	^	(2) (3)	Media: Advertising, Printing & Publishing	L + 4.50%	6.20%	9/17/2018	9/17/2023	1,908	1,885	1,859	0.19
U.S. Acute Care Solutions, LLC	+*	(2) (3)	Healthcare & Pharmaceuticals	L + 5.00%	6.91%	2/21/2019	5/15/2021	4,265	4,230	4,053	0.42
Unifrutti Financing PLC (Cyprus)	^	(2) (3) (7)	Beverage, Food & Tobacco	7.50%, 1.00% PIK	8.50%	9/15/2019	9/15/2026	€4,530	4,746	4,836	0.51
USLS Acquisition, Inc.	^*	(2) (3) (13)	Business Services	L + 5.75%	7.85%	11/30/2018	11/30/2024	22,139	21,741	21,674	2.27
VRC Companies, LLC	^+*	(2) (3) (13)	Business Services	L + 6.50%	8.21%	3/31/2017	3/31/2023	57,164	56,674	57,106	5.97
Westfall Technik, Inc.	^	(2) (3) (13)	Chemicals, Plastics & Rubber	L + 5.75%	7.66%	9/13/2018	9/13/2024	27,973	27,432	26,962	2.82
WP CPP Holdings, LLC (CPP)	^	(2) (3)	Aerospace & Defense	L + 3.75%	5.66%	7/18/2019	4/30/2025	20,000	19,817	19,826	2.07
Zemax Software Holdings, LLC	^*	(2) (3) (13)	Software	L + 5.75%	7.85%	6/25/2018	6/25/2024	10,146	10,013	10,087	1.05
Zenith Merger Sub, Inc.	^	(2) (3) (13)	Business Services	L + 5.25%	7.35%	12/13/2017	12/13/2023	16,530	16,321	16,405	1.72
First Lien Debt Total								$1,725,479	$1,707,292	$1,641,653	171.66%
Second Lien Debt (11.04%)
Access CIG, LLC	*	(2) (3)	Business Services	L + 7.75%	9.44%	2/14/2018	2/27/2026	$2,700	$2,687	$2,681	0.28%
Aimbridge Acquisition Co., Inc.	^*	(2) (3)	Hotel, Gaming & Leisure	L + 7.50%	9.19%	2/1/2019	2/1/2027	9,241	9,089	9,160	0.96
AQA Acquisition Holding, Inc.	^	(2) (3)	High Tech Industries	L + 8.00%	10.09%	10/1/2018	5/24/2024	40,000	39,670	39,740	4.15
Brave Parent Holdings, Inc.	^*	(2) (3)	Software	L + 7.50%	9.43%	10/3/2018	4/19/2026	19,062	18,660	18,261	1.91
Higginbotham Insurance Agency, Inc.	^	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 7.50%	9.20%	12/3/2019	12/19/2025	2,500	2,475	2,493	0.26
Jazz Acquisition, Inc.	^	(2) (3)	Aerospace & Defense	L + 8.00%	10.10%	6/13/2019	6/18/2027	23,450	23,117	23,225	2.43
Le Tote, Inc.	^	(2) (3)	Retail	L + 6.75%	8.66%	11/8/2019	11/8/2024	7,143	6,969	6,964	0.73
Outcomes Group Holdings, Inc.	^*	(2) (3)	Business Services	L + 7.50%	9.41%	10/23/2018	10/26/2026	4,500	4,490	4,487	0.47
Pathway Vet Alliance, LLC	^	(2) (3) (13)	Consumer Services	L + 8.50%	10.22%	11/14/2019	12/23/2025	8,050	7,814	8,074	0.84
Pharmalogic Holdings Corp.	^	(2) (3)	Healthcare & Pharmaceuticals	L + 8.00%	9.70%	6/7/2018	12/11/2023	800	797	796	0.08
Quartz Holding Company (QuickBase, Inc.)	^	(2) (3)	Software	L + 8.00%	9.71%	4/2/2019	4/2/2027	11,900	11,677	11,662	1.22
Reladyne, Inc.	^+*	(2) (3) (13)	Wholesale	L + 9.50%	11.60%	4/19/2018	1/21/2023	12,242	12,080	12,234	1.28
Tank Holding Corp.	^*	(2) (3)	Capital Equipment	L + 8.25%	11.04%	3/26/2019	3/26/2027	37,380	36,771	37,223	3.89
Ultimate Baked Goods MIDCO, LLC (Rise Baking)	^	(2) (3)	Beverage, Food & Tobacco	L + 8.00%	9.70%	8/9/2018	8/9/2026	8,333	8,187	8,243	0.86
Watchfire Enterprises, Inc.	^	(2) (3)	Media: Advertising, Printing & Publishing	L + 8.00%	9.95%	10/2/2013	10/2/2021	7,000	6,966	6,998	0.73
WP CPP Holdings, LLC (CPP)	^*	(2) (3)	Aerospace & Defense	L + 7.75%	9.68%	7/18/2019	4/30/2026	39,500	39,125	38,833	4.06

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2019
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value(5)	% of Net Assets
Zywave, Inc.	^	(2) (3)	High Tech Industries	L + 9.00%	10.94%	11/18/2016	11/17/2023	$3,468	$3,432	$3,458	0.36%
Second Lien Debt Total								$237,269	$234,006	$234,532	24.51%

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (0.98%)
ANLG Holdings, LLC	^	(6)	Healthcare & Pharmaceuticals	6/22/2018	880	$880	$973	0.10%
Avenu Holdings, LLC	^	(6)	Sovereign & Public Finance	9/28/2018	172	172	154	0.02
Chartis Holding, LLC	^	(6)	Business Services	5/1/2019	433	433	589	0.06
CIP Revolution Holdings, LLC	^	(6)	Media: Advertising, Printing & Publishing	8/19/2016	318	318	444	0.05
Cority Software Inc. (Canada)	^	(6)	Software	7/2/2019	250	250	306	0.03
DecoPac, Inc.	^	(6)	Non-durable Consumer Goods	9/29/2017	1,500	1,500	1,999	0.21
Derm Growth Partners III, LLC (Dermatology Associates)	^	(6)	Healthcare & Pharmaceuticals	5/31/2016	1,000	1,000	—	—
GRO Sub Holdco, LLC (Grand Rapids)	^	(6)	Healthcare & Pharmaceuticals	3/29/2018	500	500	137	0.01
K2 Insurance Services, LLC	^	(6)	Banking, Finance, Insurance & Real Estate	7/3/2019	433	433	486	0.05
Legacy.com, Inc.	^	(6)	High Tech Industries	3/20/2017	1,500	1,500	783	0.08
Mailgun Technologies, Inc.	^	(6)	High Tech Industries	3/26/2019	424	424	605	0.06
North Haven Goldfinch Topco, LLC	^	(6)	Containers, Packaging & Glass	6/18/2018	2,315	2,315	2,542	0.27
Paramit Corporation	^	(6)	Capital Equipment	6/17/2019	150	500	501	0.05
PPC Flexible Packaging, LLC	^	(6)	Containers, Packaging & Glass	2/1/2019	965	965	1,174	0.12
Rough Country, LLC	^	(6)	Durable Consumer Goods	5/25/2017	755	755	1,225	0.13
SiteLock Group Holdings, LLC	^	(6)	High Tech Industries	4/5/2018	446	446	587	0.06
T2 Systems Parent Corporation	^	(6)	Transportation: Consumer	9/28/2016	556	556	628	0.07
Tailwind HMT Holdings Corp.	^	(6)	Energy: Oil & Gas	11/17/2017	20	2,000	2,211	0.23
Tank Holding Corp.	^	(6)	Capital Equipment	3/26/2019	850	850	1,035	0.11
Turbo Buyer, Inc.	^	(6)	Automotive	12/2/2019	1,925	1,925	1,925	0.20
Tweddle Holdings, Inc.	^*	(6)	Media: Advertising, Printing & Publishing	9/17/2018	17	—	—	—
USLS Acquisition, Inc.	^	(6)	Business Services	11/30/2018	641	641	720	0.08
Zenith American Holding, Inc.	^	(6)	Business Services	12/13/2017	1,564	782	1,490	0.16
Zillow Topco LP	^	(6)	Software	6/25/2018	313	312	358	0.04
Equity Investments Total						$19,457	$20,872	2.19%
Total investments—non-controlled/non-affiliated						$1,960,755	$1,897,057	198.36%

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2019
(dollar amounts in thousands)

Investments—controlled/affiliated		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (1.01%)
SolAero Technologies Corp. (A1 Term Loan)	^	(2) (3) (9) (10)	Telecommunications	L + 8.00% (100% PIK)	9.91%	4/12/2019	10/12/2022	$3,166	$3,166	$3,166	0.33%
SolAero Technologies Corp. (A2 Term Loan)	^	(2) (3) (9) (10)	Telecommunications	L + 8.00% (100% PIK)	9.91%	4/12/2019	10/12/2022	8,707	8,707	8,707	0.91
SolAero Technologies Corp. (Priority Term Loan)	^	(2) (3) (10) (13)	Telecommunications	L + 6.00%	7.91%	4/12/2019	10/12/2022	9,612	9,507	9,612	1.00
First Lien Debt Total								$21,485	$21,380	$21,485	2.24%

Investments—controlled/affiliated		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (—)
SolAero Technologies Corp.	^	(6) (10)	Telecommunications	4/12/2019	3	$2,815	$826	0.09%
Equity Investments Total						$2,815	$826	0.09%

Investments—controlled/affiliated			Industry	Reference Rate & Spread(2)	Interest Rate(2)	Acquisition Date	Maturity Date	Par Amount/ LLC Interest	Cost	Fair Value(7)	% of Net Assets
Investment Fund (9.63%)
Middle Market Credit Fund, Mezzanine Loan	^	(2) (7) (8) (10)	Investment Fund	L + 9.00%	10.97%	6/30/2016	5/18/2021	$93,000	$93,000	$93,000	9.72%
Middle Market Credit Fund, LLC, Subordinated Loan and Member's Interest	^	(7) (10)	Investment Fund	N/A	0.001%	2/29/2016	3/1/2021	123,500	123,501	111,596	11.67%
Investment Fund Total								$216,500	$216,501	$204,596	21.39%
Total investments—controlled/affiliated								$237,985	$240,696	$226,907	23.72%
Total investments								$2,200,733	$2,201,451	$2,123,964	222.08%
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
** Par amount is denominated in USD ("$") unless otherwise noted, as denominated in Euro (“€”) or British Pound (“£”).
(1)Unless otherwise indicated, issuers of debt and equity investments held by the Company are domiciled in the United States. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of December 31, 2019, the Company does not “control” any of these portfolio companies.

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
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2019. As of December 31, 2019, the reference rates for our variable rate loans were the 30-day LIBOR at 1.75%, the 90-day LIBOR at 1.91% and the 180-day LIBOR at 1.91%.
(3)Loan includes interest rate floor feature, which is generally 1.00%.
(4)Amortized cost represents original cost, including origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion/amortization of discounts/premiums, as applicable, on debt investments using the effective interest method.
(5)Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (see Note 2, Significant Accounting Policies, and Note 3, Fair Value Measurements), pursuant to the Company’s valuation policy. The fair value of all first lien and second lien debt investments, equity investments and the investment fund was determined using significant unobservable inputs.
(6)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2019, the aggregate fair value of these securities is $21,698, or 2.60% of the Company’s net assets.
(7)The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(8)Represents a corporate mezzanine loan, which is subordinated to senior secured term loans of the portfolio company/investment fund.
(9)Loan was on non-accrual status as of December 31, 2019.
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

(11)In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company is entitled to receive additional interest as a result of an agreement among lenders as follows: Barnes & Noble, Inc. (1.83%), Dimensional Dental Management, LLC (4.87%), Legacy.com Inc. (3.73%) and Surgical Information Systems, LLC (1.13%). Pursuant to the agreement among lenders in respect of this loan, this investment represents a first lien/last out loan, which has a secondary priority behind the first lien/first out loan with respect to principal, interest and other payments.

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2019
(dollar amounts in thousands)
(12)Under the Investment Company Act, the Company is deemed an “affiliated person” of this portfolio company because the Company owns 5% or more of the portfolio company’s outstanding voting securities. Transactions related to investments in non-controlled affiliates for the year ended December 31, 2019, were as follows:

Investments—non-controlled/affiliated	Fair Value as of December 31, 2018	Purchases/ Paid-in-kind interest	Sales/ Paydowns	Net Accretion of Discount	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of December 31, 2019	Interest Income
TwentyEighty, Inc. - Revolver	$—	$—	$—	$1	$—	$(1)	$—	$—
TwentyEighty, Inc. - (Term A Loans)	316	—	(415)	1	101	(1)	—	19
TwentyEighty, Inc. - (Term B Loans)	6,855	230	(7,102)	76	—	(59)	—	498
TwentyEighty, Inc. - (Term C Loans)	6,981	489	(7,397)	179	—	(252)	—	692
TwentyEighty Investors LLC (Equity)	4,391	—	—	—	7,990	(4,391)	—	—
Total investments—non-controlled/affiliated	$18,543	$719	$(14,914)	$257	$8,091	$(4,704)	$—	$1,209

(13)As of December 31, 2019, the Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
First and Second Lien Debt—unfunded delayed draw and revolving term loans commitments
Aero Operating, LLC (Dejana Industries, Inc.)	Revolver	1.00%	$159	$(3)
Airnov, Inc.	Revolver	0.50	1,250	(19)
American Physician Partners, LLC	Revolver	0.50	1,500	(5)
AMS Group HoldCo, LLC	Revolver	0.50	2,315	(25)
Analogic Corporation	Revolver	0.50	3,029	—
Apptio, Inc.	Revolver	0.50	2,367	(19)
BMS Holdings III Corp.	Delayed Draw	1.00	3,333	(10)
Captive Resources Midco, LLC	Revolver	0.50	2,143	(9)
Chartis Group, LLC	Revolver	0.50	2,401	(20)
Chartis Group, LLC	Delayed Draw	0.50	6,402	(52)
Chemical Computing Group ULC (Canada)	Revolver	0.50	903	(8)
Comar Holding Company, LLC	Delayed Draw	1.00	5,136	(103)
Comar Holding Company, LLC	Revolver	0.50	1,168	(23)
Cority Software, Inc. (Canada)	Revolver	0.50	3,000	(60)
DermaRite Industries, LLC	Revolver	0.50	807	(33)
Dimensional Dental Management, LLC	Revolver	0.50	48	—
Ethos Veterinary Health, LLC	Delayed Draw	1.00	2,696	(12)
Evolve IP	Revolver	0.50	2,941	—
Evolve IP	Delayed Draw	1.00	3,922	—
FWR Holding Corporation	Delayed Draw	1.00	87	—
FWR Holding Corporation	Revolver	0.50	667	(3)
GRO Sub Holdco, LLC (Grand Rapids)	Revolver	0.50	1,071	(54)

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2019
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
iCIMS, Inc.	Revolver	0.50%	$1,252	$—
Innovative Business Services, LLC	Revolver	0.50	2,232	(32)
K2 Insurance Services, LLC	Revolver	0.50	2,290	3
K2 Insurance Services, LLC	Delayed Draw	1.00	5,344	6
Kaseya Inc.	Revolver	0.50	661	1
Kaseya Inc.	Delayed Draw	0.50	1,918	4
Lifelong Learner Holdings, LLC	Revolver	0.50	1,901	(19)
Lifelong Learner Holdings, LLC	Delayed Draw	—	2,878	(29)
Liqui-Box Holdings, Inc.	Revolver	0.50	2,630	(37)
Mailgun Technologies, Inc.	Revolver	0.50	1,342	(20)
National Car Wash Solutions, LP	Revolver	0.50	310	(2)
National Car Wash Solutions, LP	Delayed Draw	1.00	1,111	(8)
National Technical Systems, Inc.	Revolver	0.50	2,500	(2)
NMI AcquisitionCo, Inc.	Revolver	0.50	1,280	(4)
Northland Telecommunications Corporation	Revolver	0.50	2,960	(4)
Pathway Vet Alliance, LLC	Delayed Draw	1.00	7,950	12
PF Growth Partners, LLC	Delayed Draw	1.00	1,028	(3)
PPC Flexible Packaging, LLC	Revolver	0.50	1,957	(16)
PricewaterhouseCoopers Public Sector LLP	Revolver	0.50	6,250	(46)
QW Holding Corporation (Quala)	Delayed Draw	1.00	809	(5)
RSC Acquisition, Inc.	Revolver	0.50	608	(4)
RSC Acquisition, Inc.	Delayed Draw	1.00	7,757	(57)
Sapphire Convention, Inc. (Smart City	Revolver	0.50	4,528	(34)
Smile Doctors, LLC	Revolver	0.50	707	(7)
Smile Doctors, LLC	Delayed Draw	1.00	1,477	(14)
SolAero Technologies Corp. (Priority Term Loan)	Revolver	1.00	542	—
SPay, Inc.	Revolver	0.50	682	(58)
Superior Health Linens, LLC	Revolver	0.50	693	(58)
T2 Systems, Inc.	Revolver	0.50	2,053	—
Tank Holding Corp.	Revolver	0.50	47	—
TSB Purchaser, Inc. (Teaching Strategies, LLC)	Revolver	0.50	1,342	(9)
The Leaders Romans Bidco Limited (United Kingdom)	Delayed Draw	1.69	£3,533	(94)
Trump Card, LLC	Revolver	0.50	369	(2)
Turbo Buyer, Inc.	Revolver	0.50	2,151	(28)
Turbo Buyer, Inc.	Delayed Draw	1.00	4,904	(64)
USLS Acquisition, Inc.	Revolver	0.50	946	(19)
VRC Companies, LLC	Delayed Draw	0.75	210	—
VRC Companies, LLC	Revolver	0.50	1,119	(1)
Westfall Technik, Inc.	Revolver	0.50	431	(11)

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2019
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
Westfall Technik, Inc.	Delayed Draw	1.00%	$12,190	$(304)
Zemax Software Holdings, LLC	Revolver	0.50	1,284	(7)
Zenith American Holding, Inc.	Delayed Draw	1.00	3,189	(18)
Zenith American Holding, Inc.	Revolver	0.50	3,180	(17)
Total unfunded commitments			$149,890	$(1,465)
As of December 31, 2019, investments at fair value consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt (excluding First Lien/Last Out Debt)	$1,649,721	$1,585,042	74.63%
First Lien/Last Out Debt	78,951	78,096	3.68
Second Lien Debt	234,006	234,532	11.04
Equity Investments	22,272	21,698	1.02
Investment Fund	216,501	204,596	9.63
Total	$2,201,451	$2,123,964	100.00%

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
As of June 30, 2020
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
On June 26, 2015, the Company completed a $400,000 term debt securitization (the “2015-1 Debt Securitization”). The notes offered in the 2015-1 Debt Securitization (the “2015-1 Notes”) were issued by Carlyle Direct Lending CLO 2015-1R LLC (formerly known as Carlyle GMS Finance MM CLO 2015-1 LLC) (the “2015-1 Issuer”), a wholly owned and consolidated subsidiary of the Company. On August 30, 2018, the 2015-1 Issuer refinanced the 2015-1 Debt Securitization (the “2015-1 Debt Securitization Refinancing”) by redeeming in full the 2015-1 Notes and issuing new notes (the “2015-1R Notes”). The 2015-1R Notes are secured by a diversified portfolio of the 2015-1 Issuer consisting primarily of first and second lien senior secured loans. Refer to Note 7, Notes Payable, for details. The 2015-1 Issuer is consolidated in these consolidated financial statements commencing from the date of its formation, May 8, 2015.
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
On May 5, 2020, the Company issued and sold 2,000,000 shares of cumulative convertible preferred stock, par value $0.01 per share (the "Preferred Stock"), to an affiliate of Carlyle in a private placement at a price of $25 per share. See Note 9, Net Assets, for further information about the Preferred Stock.
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
The interim financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of consolidated financial statements for the interim periods presented have been included. These adjustments are of a normal, recurring nature. This Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2019. The results of operations for the three and six month periods ended June 30, 2020 are not necessarily indicative of the operating results to be expected for the full year.
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
The Company has loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Consolidated Statements of Operations. As of June 30, 2020 and December 31, 2019, the fair value of the loans in the portfolio with PIK provisions was $164,770 and $164,902, respectively, which represents approximately 8.6% and 7.8% of total investments at fair value, respectively. For the three and six month periods ended June 30, 2020, the Company earned $1,202 and $1,845 in PIK income, respectively. For the three and six month periods ended June 30, 2019, the Company earned $2,140 and $3,290 in PIK income, respectively.
Dividend Income
Dividend income from the investment fund, Credit Fund, is recorded on the record date for the investment fund to the extent that such amounts are payable by the investment fund and are expected to be collected.

Other Income
Other income may include income such as consent, waiver, amendment, unused, underwriting, arranger and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive fees for guaranteeing the outstanding debt of a portfolio company. Such fees are amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in other assets in the accompanying Consolidated Statements of Assets and Liabilities. For the three and six month periods ended June 30, 2020, the Company earned $3,547 and $5,891 in other income, respectively, primarily from amendment and underwriting fees. For the three and six month periods ended June 30, 2019, the Company earned $2,266 and $4,294 in other income, respectively, primarily from prepayment and underwriting fees.
Non-Accrual Income
Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid current and, in management’s judgment, are likely to remain current. Management may determine not to place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2020 and December 31, 2019, the fair value of the loans in the portfolio on non-accrual status was $71,308 and $52,429, respectively. The remaining first and second lien debt investments were performing and current on their interest payments as of June 30, 2020 and December 31, 2019.
The Facilities, Senior Notes, and 2015-1R Notes – Related Costs, Expenses and Deferred Financing Costs
The Company has entered into a senior secured revolving credit facility (as amended, the "Credit Facility") and the SPV has entered into a senior secured credit facility (as amended, the "SPV Credit Facility", and together with the Credit Facility, the "Facilities"). Interest expense and unused commitment fees on the Facilities are recorded on an accrual basis. Unused commitment fees are included in credit facility fees in the accompanying Consolidated Statements of Operations.
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
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more likely than not” to be sustained by the applicable tax authority. The SPVs and the 2015-1 Issuer are disregarded entities for tax purposes and are consolidated with the tax return of the Company. All penalties and interest associated with income taxes, if any, are included in income tax expense. For the three and six month periods ended June 30, 2020, the Company incurred $100 and $152 in excise tax expense, respectively. For the three and six month periods ended June 30, 2019, the Company incurred $60 and $120 in excise tax expense, respectively.
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

Earnings Per Common Share
The Company computes earnings per common share in accordance with ASC 260, Earnings Per Share ("ASC 260"). Basic earnings per common share is calculated by dividing the net increase (decrease) in net assets resulting from operations attributable to common stock by the weighted average number of shares of common stock outstanding. Diluted earnings per common share reflects the assumed conversion of all dilutive securities.

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
All factors that might materially impact the value of an investment are considered, including, but not limited to the assessment of the following factors, as relevant:

•the nature and realizable value of any collateral;
•call features, put features and other relevant terms of debt;
•the portfolio company’s leverage and ability to make payments;
•the portfolio company’s public or private credit rating;
•the portfolio company’s actual and expected earnings and discounted cash flow;
•prevailing interest rates and spreads for similar securities and expected volatility in future interest rates;
•the markets in which the portfolio company does business and recent economic and/or market events; and
•comparisons to comparable transactions and publicly traded securities.
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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of June 30, 2020 and December 31, 2019.
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
Investments measured and reported at fair value are classified and disclosed based on the observability of inputs used in determination of fair values, as follows:

•Level 1—inputs to the valuation methodology are quoted prices available in active markets for identical investments as of the reporting date. Financial instruments in in this category generally include unrestricted securities, including equities and derivatives, listed in active markets. The Company does not adjust the quoted price for these investments, even in situations where the Company holds a large position and a sale could reasonably impact the quoted price.
•Level 2—inputs to the valuation methodology are either directly or indirectly observable as of the reporting date and are those other than quoted prices in active markets. Financial instruments in this category generally include less liquid and restricted securities listed in active markets, securities traded in other than active markets, government and agency securities, and certain over-the-counter derivatives where the fair value is based on observable inputs.
•Level 3—inputs to the valuation methodology are unobservable and significant to overall fair value measurement. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments in this category generally include investments in privately-held entities, collateralized loan obligations, and certain over-the-counter derivatives where the fair value is based on unobservable inputs.
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
Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the three month and six month periods ended June 30, 2020 and 2019, there were no transfers between levels.
The following tables summarize the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of June 30, 2020 and December 31, 2019:

	June 30, 2020
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$1,394,913	$1,394,913
Second Lien Debt	—	—	278,623	278,623
Equity Investments	—	—	31,756	31,756
Investment Fund
Subordinated Loan and Member's Interest	—	—	202,263	202,263
Total	$—	$—	$1,907,555	$1,907,555

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$1,663,138	$1,663,138
Second Lien Debt	—	—	234,532	234,532
Equity Investments	—	—	21,698	21,698
Investment Fund
Mezzanine Loan	—	—	93,000	93,000
Subordinated Loan and Member's Interest	—	—	111,596	111,596
Total	$—	$—	$2,123,964	$2,123,964
The changes in the Company’s investments at fair value for which the Company has used Level 3 inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level 3 investments still held are as follows:

	Financial Assets
	For the three month period ended June 30, 2020
	First Lien Debt	Second Lien Debt	Equity Investments	Investment Fund - Mezzanine Loan	Investment Fund - Subordinated Loan and Member's Interest	Total
Balance, beginning of period	$1,534,765	$275,055	$29,323	$—	$185,134	$2,024,277
Purchases	60,710	367	518	—	—	61,595
Sales	(192,219)	(2,760)	—	—	—	(194,979)
Paydowns	(19,283)	—	—	—	—	(19,283)
Accretion of discount	1,299	166	8	—	—	1,473
Net realized gains (losses)	(47,571)	(213)	—	—	—	(47,784)
Net change in unrealized appreciation (depreciation)	57,212	6,008	1,907	—	17,129	82,256
Balance, end of period	$1,394,913	$278,623	$31,756	$—	$202,263	$1,907,555
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held at the reporting date included in net change in unrealized appreciation (depreciation) on investments on the Consolidated Statements of Operations	$14,967	$6,008	$1,907	$—	$17,129	$40,011

	Financial Assets
	For the six month period ended June 30, 2020
	First Lien Debt	Second Lien Debt	Equity Investments	Investment Fund - Mezzanine Loan	Investment Fund - Subordinated Loan and Member's Interest	Total
Balance, beginning of period	$1,663,138	$234,532	$21,698	$93,000	$111,596	$2,123,964
Purchases	137,033	89,776	10,718	63,500	92,500	393,527
Sales	(236,279)	(2,760)	—	(156,500)	—	(395,539)
Paydowns	(89,412)	(15,232)	(1,024)	—	—	(105,668)
Accretion of discount	3,505	546	8	—	—	4,059
Net realized gains (losses)	(49,625)	(213)	357	—	—	(49,481)
Net change in unrealized appreciation (depreciation)	(33,447)	(28,026)	(1)	—	(1,833)	(63,307)
Balance, end of period	$1,394,913	$278,623	$31,756	$—	$202,263	$1,907,555
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held at the reporting date included in net change in unrealized appreciation (depreciation) on investments on the Consolidated Statements of Operations	$(69,701)	$(27,766)	$(1)	$—	$(1,834)	$(99,302)

	Financial Assets
	For the three month period ended June 30, 2019
	First Lien Debt	Second Lien Debt	Equity Investments	Investment Fund - Mezzanine Loan	Investment Fund - Subordinated Loan and Member's Interest	Total
Balance, beginning of period	$1,663,301	$228,851	$28,466	$123,800	$110,791	$2,155,209
Purchases	166,198	35,247	3,748	20,200	5,500	230,893
Sales	(8,986)	—	(3,198)	—	—	(12,184)
Paydowns	(157,981)	(62,059)	—	(64,000)	—	(284,040)
Accretion of discount	3,070	914	—	—	—	3,984
Net realized gains (losses)	(9,413)	—	1,698	—	—	(7,715)
Net change in unrealized appreciation (depreciation)	(4,290)	234	(1,572)	—	(4,905)	(10,533)
Balance, end of period	$1,651,899	$203,187	$29,142	$80,000	$111,386	$2,075,614
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held at the reporting date included in net change in unrealized appreciation (depreciation) on investments on the Consolidated Statements of Operations	$(12,009)	$637	$(169)	$—	$(4,905)	$(16,446)

	Financial Assets
	For the six month period ended June 30, 2019
	First Lien Debt	Second Lien Debt	Equity Investments	Investment Fund - Mezzanine Loan	Investment Fund - Subordinated Loan and Member's Interest	Total
Balance, beginning of period	$1,546,271	$178,958	$24,633	$112,000	$110,295	$1,972,157
Purchases	331,274	83,652	5,988	50,700	5,500	477,114
Sales	(15,801)	—	(4,936)	—	—	(20,737)
Paydowns	(202,222)	(62,059)	—	(82,700)	—	(346,981)
Accretion of discount	5,162	983	—	—	—	6,145
Net realized gains (losses)	(9,473)	—	2,657	—	—	(6,816)
Net change in unrealized appreciation (depreciation)	(3,312)	1,653	800	—	(4,409)	(5,268)
Balance, end of period	$1,651,899	$203,187	$29,142	$80,000	$111,386	$2,075,614
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held as of the reporting date included in net change in unrealized appreciation (depreciation) on investments on the Consolidated Statements of Operations	$(13,051)	$1,850	$1,172	$—	$(4,409)	$(14,438)
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

The following tables summarize the quantitative information related to the significant unobservable inputs for Level 3 instruments which are carried at fair value as of June 30, 2020 and December 31, 2019:

	Fair Value as of June 30, 2020	Valuation Techniques	Significant Unobservable Inputs	Range
				Low	High	Weighted Average
Investments in First Lien Debt	$1,249,095	Discounted Cash Flow	Discount Rate	4.93%	19.39%	9.25%
	82,330	Consensus Pricing	Indicative Quotes	40.10	100.00	91.34
	63,488	Income Approach	Discount Rate	12.22%	13.33%	13.35%
		Market Approach	Comparable Multiple	6.82x	8.29x	7.58x
Total First Lien Debt	1,394,913
Investments in Second Lien Debt	240,078	Discounted Cash Flow	Discount Rate	9.07%	14.75%	10.79%
	38,545	Consensus Pricing	Indicative Quotes	73.93	93.65	78.22
Total Second Lien Debt	278,623
Investments in Equity	31,756	Income Approach	Discount Rate	7.93%	14.13%	9.31%
		Market Approach	Comparable Multiple	6.75x	16.40x	9.84x
Total Equity Investments	31,756
Investments in Investment Fund
Mezzanine Loan		Collateral Analysis	Recovery Rate	100.00%	100.00%	100.00%
Subordinated Loan and Member's Interest	202,263	Discounted Cash Flow	Discount Rate	9.00%	9.00%	9.00%
		Discounted Cash Flow	Default Rate	3.00%	3.00%	3.00%
Total Investments in Investment Fund	202,263	Discounted Cash Flow	Recovery Rate	65.00%	65.00%	65.00%
Total Level 3 Investments	$1,907,555

	Fair Value as of December 31, 2019	Valuation Techniques	Significant Unobservable Inputs	Range
				Low	High	Weighted Average
Investments in First Lien Debt	$1,332,584	Discounted Cash Flow	Discount Rate	3.64%	24.45%	8.13%
	318,681	Consensus Pricing	Indicative Quotes	77.94	100.00	96.96
	11,873	Income Approach	Discount Rate	12.22%	19.32%	13.16%
		Market Approach	Comparable Multiple	7.89x	8.38x	8.49x
Total First Lien Debt	1,663,138
Investments in Second Lien Debt	188,736	Discounted Cash Flow	Discount Rate	7.40%	10.66%	8.85%
	45,796	Consensus Pricing	Indicative Quotes	97.50	98.31	98.19
Total Second Lien Debt	234,532
Investments in Equity	21,698	Income Approach	Discount Rate	7.76%	15.31%	8.84%
		Market Approach	Comparable Multiple	6.37x	16.65x	9.24x
Total Equity Investments	21,698
Investment in Investment Fund
Mezzanine Loan	93,000	Collateral Analysis	Recovery Rate	100.00%	100.00%	100.00%
Subordinated Loan and Member's Interest	111,596	Discounted Cash Flow	Discount Rate	10.00%	10.00%	10.00%
		Discounted Cash Flow	Default Rate	2.00%	2.00%	2.00%
		Discounted Cash Flow	Recovery Rate	75.00%	75.00%	75.00%
Total Investments in Investment Fund	204,596
Total Level 3 Investments	$2,123,964
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
Financial instruments disclosed but not carried at fair value
The following table presents the carrying value and fair value of the Company’s secured borrowings and senior unsecured notes disclosed but not carried at fair value as of June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured borrowings	$474,386	$474,386	$616,543	$616,543
Senior unsecured notes	115,000	115,000	115,000	115,000
Total	$589,386	$589,386	$731,543	$731,543
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
The following table represents the carrying values (before debt issuance costs) and fair values of the Company’s 2015-1R Notes disclosed but not carried at fair value as of June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Aaa/AAA Class A-1-1-R Notes	$234,800	$222,600	$234,800	$233,053
Aaa/AAA Class A-1-2-R Notes	50,000	47,856	50,000	49,908
Aaa/AAA Class A-1-3-R Notes	25,000	25,075	25,000	25,163
AA Class A-2-R Notes	66,000	66,000	66,000	66,000
A Class B Notes	46,400	43,829	46,400	46,400
BBB- Class C Notes	27,000	27,000	27,000	27,000
Total	$449,200	$432,360	$449,200	$447,524
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
The Original Investment Advisory Agreement was amended on September 15, 2017 (as amended, the “First Amended and Restated Investment Advisory Agreement”) after the approval of the Company’s Board of Directors, including a majority of the Independent Directors, at an in-person meeting of the Board of Directors held on May 30, 2017 and the approval of the Company’s stockholders at a special meeting of stockholders held on September 15, 2017. On August 6, 2018, the First Amended and Restated Investment Advisory Agreement was further amended (as amended, the “Investment Advisory Agreement”) after the approval of the Company’s Board of Directors, including a majority of the Independent Directors, at an in-person meeting of the Board of Directors held on August 6, 2018. On May 29, 2020, the Company’s Board of Directors, including a majority of the Independent Directors, approved the continuance of the Company’s Investment Advisory Agreement with the Adviser for an additional one year term.
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
Pursuant to the Investment Advisory Agreement, the Company pays its Investment Adviser an incentive fee with respect to its pre-incentive fee net investment income in each calendar quarter as follows:

•no incentive fee based on pre-incentive fee net investment income in any calendar quarter in which its pre-incentive fee net investment income does not exceed the hurdle rate of 1.50%;
•100% of pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 1.82% in any calendar quarter (7.28% annualized). The Company refers to this portion of the pre-incentive fee net investment income (which exceeds the hurdle rate but is less than 1.82%) as the “catch-up.” The “catch-up” is meant to provide the Investment Adviser with approximately 17.5% of the Company’s pre-incentive fee net investment income as if a hurdle rate did not apply if this net investment income exceeds 1.82% in any calendar quarter; and
•17.5% of the amount of pre-incentive fee net investment income, if any, that exceeds 1.82% in any calendar quarter (7.28% annualized) will be payable to the Investment Adviser. This reflects that once the hurdle rate is reached and the catch-up is achieved, 17.5% of all pre-incentive fee net investment income thereafter is allocated to the Investment Adviser.
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
Below is a summary of the base management fees and incentive fees incurred during the three month and six month periods ended June 30, 2020 and 2019.

	For the three month periods ended		For the six month periods ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Base management fees	$7,065	$7,913	$14,451	$15,598
Incentive fees on pre-incentive fee net investment income	4,667	5,933	9,753	11,779
Realized capital gains incentive fees	—	—	—	—
Accrued capital gains incentive fees	—	—	—	—
Total capital gains incentive fees	—	—	—	—
Total incentive fees	4,667	5,933	9,753	11,779
Total base management fees and incentive fees	$11,732	$13,846	$24,204	$27,377
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
As of June 30, 2020 and December 31, 2019, $11,572 and $13,236, respectively, was included in base management and incentive fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
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
Unless terminated earlier, the Administration Agreement will renew automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (i) the vote of the Board of Directors or by a majority vote of the outstanding voting securities of the Company and (ii) the vote of a majority of the Company’s Independent Directors. On May 29, 2020, the Company's Board of Directors, including a majority of the Independent Directors, approved the continuance of the Administration Agreement for a one-year period. The Administration Agreement may not be assigned by a party without the consent of the other party and may be terminated by either party without penalty upon at least 60 days’ written notice to the other party.
For the three and six month periods ended June 30, 2020, the Company incurred $266 and $372, respectively, in fees under the Administration Agreement. For the three and six month periods ended June 30, 2019, the Company incurred $165 and $381, respectively, in fees under the Administration Agreement. These fees are included in administrative service fees in the accompanying Consolidated Statements of Operations. As of June 30, 2020 and December 31, 2019, $129 and $77,

respectively, was unpaid and included in administrative service fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
Sub-Administration Agreements
On April 3, 2013, the Administrator entered into a sub-administration agreement with Carlyle Employee Co. (the “Carlyle Sub-Administration Agreement”). Pursuant to the Carlyle Sub-Administration Agreement, Carlyle Employee Co. provides the Administrator with access to personnel.
On April 3, 2013, the Administrator entered into a sub-administration agreement with State Street Bank and Trust Company (“State Street” and, such agreement, the “State Street Sub-Administration Agreement” and, together with the Carlyle Sub-Administration Agreement, the “Sub-Administration Agreements”). On March 11, 2015, the Company's Board of Directors, including a majority of the Independent Directors, approved an amendment to the State Street Sub-Administration Agreement. The initial term of the State Street Sub-Administration Agreement ends on April 1, 2017, and unless terminated earlier, the State Street Sub-Administration Agreement will renew automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (i) the vote of the Board of Directors or by the vote of a majority of the outstanding voting securities of the Company and (ii) the vote of a majority of the Company’s Independent Directors. On May 29, 2020, the Company's Board of Directors, including a majority of the Independent Directors, approved the continuance of the State Street Sub-Administration Agreement for a one-year period. The State Street Sub-Administration Agreement may be terminated upon at least 60 days’ written notice and without penalty by the vote of a majority of the outstanding securities of the Company, or by the vote of the Board of Directors or by either party to the State Street Sub-Administration Agreement.
For the three and six month periods ended June 30, 2020, fees incurred in connection with the State Street Sub-Administration Agreement, which amounted to $266 and $372, respectively, were included in other general and administrative in the accompanying Consolidated Statements of Operations. For the three and six month periods ended June 30, 2019, fees incurred in connection with the State Street Sub-Administration Agreement, which amounted to $186 and $375, respectively, were included in other general and administrative in the accompanying Consolidated Statements of Operations. As of June 30, 2020 and December 31, 2019, $129 and $380, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.
License Agreement
The Company has entered into a royalty free license agreement with CIM, which wholly owns our Adviser and is a wholly owned subsidiary of Carlyle, pursuant to which CIM has granted the Company a non-exclusive, revocable and non-transferable license to use the name and mark “Carlyle.”
Board of Directors
The Company’s Board of Directors currently consists of five members, three of whom are Independent Directors. The Board of Directors has established an Audit Committee, a Pricing Committee, a Nominating and Governance Committee and a Compensation Committee, the members of each of which consist entirely of the Company’s Independent Directors. The Board of Directors may establish additional committees in the future. For the three and six month periods ended June 30, 2020, the Company incurred $121 and $217, respectively, and for the three and six month periods ended June 30, 2019, the Company incurred $88 and $181, respectively, in fees and expenses associated with its Independent Directors' services on the Company's Board of Directors and its committees. As of June 30, 2020 and December 31, 2019, no fees or expenses associated with its Independent Directors were payable.
Transactions with Credit Fund
For the three and six month periods ended June 30, 2020, the Company sold 3 and 4 investments, respectively, to Credit Fund for proceeds of $43,635 and $62,754, respectively, and realized gain (loss) of $(2,553) and $(2,289), respectively. For the three and six month periods ended June 30, 2019, the Company sold 1 and 1 investments, respectively, to Credit Fund for proceeds of $14,912 and $14,912, respectively, and did not realize a gain or loss on the sale. See Note 5, Middle Market Credit Fund, LLC, for further information about Credit Fund.
Issuance and Sale of Cumulative Convertible Preferred Stock
On May 5, 2020, the Company issued and sold 2,000,000 shares of the Preferred Stock to an affiliate of Carlyle in a private placement at a price of $25 per share. See Note 9, Net Assets, for further information about the Preferred Stock.

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

Selected Financial Data
Since inception of Credit Fund and through June 30, 2020 and December 31, 2019, the Company and Credit Partners each made capital contributions of $1 and $1 in members’ equity, respectively, and $216,000 and $123,500 in subordinated loans, respectively, to Credit Fund. Below is certain summarized consolidated financial information for Credit Fund as of June 30, 2020 and December 31, 2019.

	As of
	June 30, 2020	December 31, 2019
	(unaudited)
Selected Consolidated Balance Sheet Information
ASSETS
Investments, at fair value (amortized cost of $1,310,783 and $1,258,157, respectively)	$1,258,000	$1,246,839
Cash and cash equivalents	38,900	64,787
Other assets	9,324	9,369
Total assets	$1,306,224	$1,320,995
LIABILITIES AND MEMBERS’ EQUITY
Secured borrowings	$462,000	$441,077
Notes payable, net of unamortized debt issuance costs of $3,198 and $3,441, respectively	445,206	528,407
Mezzanine loans (1)	—	93,000
Other Short-Term Borrowings	11,119	—
Other liabilities	19,395	32,383
Subordinated loans and members’ equity (1)	368,504	226,128
Liabilities and members’ equity	$1,306,224	$1,320,995
(1) As of June 30, 2020 and December 31, 2019, the Company's ownership interest in the subordinated loans and members’ equity was $202,263 and $111,596, respectively, and $0 and $93,000, respectively, in the mezzanine loans.

	For the three month periods ended		For the six month periods ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(unaudited)
Selected Consolidated Statement of Operations Information:
Total investment income	$19,821	$23,734	$41,413	$46,340
Expenses
Interest and credit facility expenses	9,552	15,671	23,479	30,401
Other expenses	590	472	1,093	913
Total expenses	10,142	16,143	24,572	31,314
Net investment income (loss)	9,679	7,591	16,841	15,026
Net realized gain (loss) on investments	—	(68)	—	(8,353)
Net change in unrealized appreciation (depreciation) on investments	44,828	(7,552)	(41,465)	10,226
Net increase (decrease) resulting from operations	$54,507	$(29)	$(24,624)	$16,899

Below is a summary of Credit Fund’s portfolio, followed by a listing of the loans in Credit Fund’s portfolio as of June 30, 2020 and December 31, 2019:

	As of
	June 30, 2020	December 31, 2019
Senior secured loans (1)	$1,315,517	$1,260,582
Weighted average yields of senior secured loans based on amortized cost (2)	5.56%	6.51%
Weighted average yields of senior secured loans based on fair value (2)	5.79%	6.55%
Number of portfolio companies in Credit Fund	63	61
Average amount per portfolio company (1)	$20,881	$20,665
Number of loans on non-accrual status	1	1
Fair value of loans on non-accrual status	$21,151	$21,150
Percentage of portfolio at floating interest rates (3)(4)	98.3%	98.3%
Percentage of portfolio at fixed interest rates (4)	1.7%	1.7%
Fair value of loans with PIK provisions	$48,750	$21,150
Percentage of portfolio with PIK provisions (4)	3.9%	1.7%
(1)At par/principal amount.
(2)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of June 30, 2020 and December 31, 2019. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount ("OID") and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.
(3)Floating rate debt investments are generally subject to interest rate floors.
(4)Percentages based on fair value.

Consolidated Schedule of Investments as of June 30, 2020
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
First Lien Debt (97.84% of fair value)
Achilles Acquisition, LLC	+\#	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.00%	4.19%	10/13/2025	$29,715	$29,605	$28,229
Acrisure, LLC	\#	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 3.50%	3.68%	2/15/2027	25,763	25,733	24,282
Advanced Instruments, LLC	+*\	(2) (3) (7)	Healthcare & Pharmaceuticals	L + 5.25%	6.25%	10/31/2022	33,502	33,441	33,041
Alku, LLC	+#	(2) (3)	Business Services	L + 5.50%	6.38%	7/29/2026	24,938	24,701	24,496
Alpha Packaging Holdings, Inc.	+*\	(2) (3)	Containers, Packaging & Glass	L + 6.00%	7.00%	11/12/2021	16,597	16,597	16,490
AmeriLife Holdings LLC	#	(2) (3) (7)	Banking, Finance, Insurance & Real Estate	L + 4.00%	4.17%	3/18/2027	8,864	8,839	8,720
Analogic Corporation	^+	(2) (3) (7)	Capital Equipment	L + 5.25%	6.25%	6/22/2024	18,952	18,929	18,713
Anchor Packaging, Inc.	^+#	(2) (3)	Containers, Packaging & Glass	L + 3.75%	3.93%	7/18/2026	24,846	24,754	24,456
API Technologies Corp.	+\	(2) (3)	Aerospace & Defense	L + 4.25%	4.43%	5/9/2026	14,850	14,783	13,583
Aptean, Inc.	+\	(2) (3)	Software	L + 4.25%	4.43%	4/23/2026	12,344	12,285	11,993
AQA Acquisition Holding, Inc.	+*\	(2) (3) (7)	High Tech Industries	L + 4.25%	5.25%	5/24/2023	18,857	18,840	18,720
Astra Acquisition Corp.	+#	(2) (3)	Software	L + 5.50%	6.50%	3/1/2027	28,928	28,504	28,508
Avalign Technologies, Inc.	+\	(2) (3)	Healthcare & Pharmaceuticals	L + 4.50%	5.57%	12/22/2025	14,666	14,545	13,822
Big Ass Fans, LLC	+*\	(2) (3)	Capital Equipment	L + 3.75%	4.75%	5/21/2024	13,837	13,776	13,240
BK Medical Holding Company, Inc.	^+	(2) (3) (7)	Healthcare & Pharmaceuticals	L + 5.25%	6.25%	6/22/2024	24,287	24,043	23,410
Brooks Equipment Company, LLC	+*	(2) (3)	Construction & Building	L + 5.00%	6.00%	5/1/2021	5,066	5,063	5,053
Chemical Computing Group ULC (Canada)	^+	(2) (3) (7)	Software	L + 5.00%	6.00%	8/30/2023	14,127	13,332	13,839
Clarity Telecom LLC.	+	(2) (3)	Media: Broadcasting & Subscription	L + 4.25%	4.43%	8/30/2026	14,888	14,844	14,566
Clearent Newco, LLC	^+\	(2) (3) (7)	High Tech Industries	L + 5.50%	6.50%	3/20/2025	31,271	30,995	29,445
Datto, Inc.	+\	(2) (3)	High Tech Industries	L + 4.25%	4.43%	4/2/2026	12,375	12,316	12,004
DecoPac, Inc.	^+*\	(2) (3) (7)	Non-durable Consumer Goods	L + 4.25%	5.25%	9/29/2024	12,765	12,672	12,672
DTI Holdco, Inc.	+*\	(2) (3)	High Tech Industries	L + 4.75%	5.75%	9/30/2023	18,788	18,688	15,019
Eliassen Group, LLC	+\	(2) (3)	Business Services	L + 4.50%	4.68%	11/5/2024	7,562	7,532	7,432
EvolveIP, LLC	^+	(2) (3) (7)	Telecommunications	L + 5.75%	6.75%	6/7/2023	19,899	19,850	19,601
Exactech, Inc.	+\#	(2) (3)	Healthcare & Pharmaceuticals	L + 3.75%	4.75%	2/14/2025	21,639	21,514	18,538
Excel Fitness Holdings, Inc.	+#	(2) (3)	Hotel, Gaming & Leisure	L + 5.25%	6.25%	10/7/2025	24,875	24,652	21,723
Frontline Technologies Holdings, LLC	+	(2) (3)	Software	L + 5.75%	6.75%	9/18/2023	14,962	14,167	15,040
Golden West Packaging Group LLC	+*\	(2) (3)	Containers, Packaging & Glass	L + 5.75%	6.75%	6/20/2023	29,172	29,034	28,877
HMT Holding Inc.	+*\	(2) (3) (7)	Energy: Oil & Gas	L + 4.75%	5.74%	11/17/2023	37,222	36,800	36,869
Jensen Hughes, Inc.	+	(2) (3) (7)	Utilities: Electric	L + 4.50%	5.50%	3/22/2024	33,178	33,048	31,732
KAMC Holdings, Inc.	+#	(2) (3)	Energy: Electricity	L + 4.00%	4.36%	8/14/2026	13,895	13,833	12,128
Lionbridge Technologies, Inc.	+	(2) (3)	Business Services	L + 6.25%	7.25%	12/29/2025	24,875	24,875	24,865
Maravai Intermediate Holdings, LLC	+\#	(2) (3)	Healthcare & Pharmaceuticals	L + 4.25%	5.25%	8/2/2025	29,475	29,248	29,051
Marco Technologies, LLC	^+\	(2) (3) (7)	Media: Advertising, Printing & Publishing	L + 4.00%	5.00%	10/30/2023	7,332	7,286	7,332

Consolidated Schedule of Investments as of June 30, 2020
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
Mold-Rite Plastics, LLC	+\	(2) (3)	Chemicals, Plastics & Rubber	L + 4.25%	5.32%	12/14/2021	$14,557	$14,528	$14,488
MSHC, Inc.	^+*\	(2) (3) (7)	Construction & Building	L + 4.25%	5.25%	12/31/2024	44,315	44,187	43,345
Newport Group Holdings II, Inc.	+\#	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 3.50%	3.81%	9/13/2025	23,595	23,385	22,415
Odyssey Logistics & Technology Corp.	+*\#	(2) (3)	Transportation: Cargo	L + 4.00%	5.00%	10/12/2024	38,955	38,816	34,962
Output Services Group	^+\	(2) (3)	Media: Advertising, Printing & Publishing	L + 4.50%	5.50%	3/27/2024	19,521	19,476	13,665
PAI Holdco, Inc.	+*\	(2) (3)	Automotive	L + 4.25%	5.32%	1/5/2025	19,439	19,372	19,377
Park Place Technologies, Inc.	+\#	(2) (3)	High Tech Industries	L + 4.00%	5.00%	3/28/2025	22,445	22,374	22,360
Pasternack Enterprises, Inc.	+\	(2) (3)	Capital Equipment	L + 4.00%	5.00%	7/2/2025	22,640	22,627	22,117
Pharmalogic Holdings Corp.	+\	(2) (3)	Healthcare & Pharmaceuticals	L + 4.00%	5.00%	6/11/2023	11,264	11,241	11,155
Premise Health Holding Corp.	^ +\#	(2) (3) (7)	Healthcare & Pharmaceuticals	L + 3.50%	3.81%	7/10/2025	13,654	13,600	13,423
Propel Insurance Agency, LLC	^+\	(2) (3) (7)	Banking, Finance, Insurance & Real Estate	L + 4.25%	5.25%	6/1/2024	22,418	21,992	21,925
Q Holding Company	+*\#	(2) (3)	Automotive	L + 5.00%	6.00%	12/31/2023	21,845	21,688	21,046
QW Holding Corporation (Quala)	^+*	(2) (3) (7)	Environmental Industries	L + 6.25%	7.25%	8/31/2022	16,272	16,130	15,395
Radiology Partners, Inc.	+\#	(2) (3)	Healthcare & Pharmaceuticals	L + 4.25%	5.29%	7/9/2025	27,686	27,571	25,679
RevSpring Inc.	*\#	(2) (3)	Media: Advertising, Printing & Publishing	L + 4.25%	4.56%	10/11/2025	29,600	29,397	28,972
Situs Group Holdings Corporation	+\	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.75%	5.75%	6/28/2025	14,862	14,761	14,403
Surgical Information Systems, LLC	+*\	(2) (3) (6)	High Tech Industries	L + 5.00%	6.00%	4/24/2023	26,168	26,027	25,723
Systems Maintenance Services Holding, Inc.	^*	(2) (3) (9)	High Tech Industries	L + 5.00%	6.00%	10/30/2023	23,643	23,561	18,583
T2 Systems, Inc.	^+*	(2) (3) (7)	Transportation: Consumer	L + 6.75%	7.75%	9/28/2022	17,368	17,156	17,276
The Original Cakerie, Ltd. (Canada)	+\	(2) (3)	Beverage, Food & Tobacco	L + 5.00%	6.00%	7/20/2022	8,883	8,861	8,818
The Original Cakerie, Ltd. (Canada)	+*	(2) (3)	Beverage, Food & Tobacco	L + 4.50%	6.00%	7/20/2022	7,992	7,976	7,940
Thoughtworks, Inc.	*\#	(2) (3)	Business Services	L + 3.75%	4.75%	10/11/2024	11,764	11,740	11,235
U.S. Acute Care Solutions, LLC	+*\	(2) (3)	Healthcare & Pharmaceuticals	L + 5.00%, 1.00% PIK	7.00%	5/15/2021	31,218	31,154	27,599
U.S. TelePacific Holdings Corp.	+*\	(2) (3)	Telecommunications	L + 5.50%	6.50%	5/2/2023	26,660	26,521	20,769
Valet Waste Holdings, Inc.	+\#	(2) (3)	Construction & Building	L + 3.75%	3.93%	9/28/2025	18,012	17,925	16,796
VRC Companies, LLC	^+	(2) (3) (7)	Business Services	L + 6.50%	7.50%	3/31/2023	25,145	23,788	24,998
Welocalize, Inc.	+	(2) (3) (7)	Business Services	L + 4.50%	5.50%	12/2/2024	22,626	22,392	22,250
WRE Holding Corp.	^+*	(2) (3) (7)	Environmental Industries	L + 5.00%	5.30%	1/3/2023	7,837	7,788	7,638
Zywave, Inc.	+*\	(2) (3)	High Tech Industries	L + 5.00%	6.00	11/17/2022	19,004	18,903	18,939
First Lien Debt Total								$1,284,061	$1,230,780
Second Lien Debt (1.73% of fair value)
DBI Holding, LLC	^*	(8)	Transportation: Cargo	9.00% PIK	9.00%	2/1/2026	$21,151	$20,697	$21,151
Zywave, Inc.	*	(2) (3) (7)	High Tech Industries	L + 9.00%	10%	11/17/2023	666	661	661
Second Lien Debt Total								$21,358	$21,812

Investments (1)		Footnotes	Industry	Type	Shares/Units	Cost	Fair Value (6)
Equity Investments (0.43% of fair value)
DBI Holding, LLC	^*	(8)	Transportation: Cargo	Preferred Equity	13,996	$5,364	$5,408
DBI Holding, LLC	^*	(8)	Transportation: Cargo	Common Stock	2,911	$—	$—
Equity Investments Total						$5,364	$5,408
Total Investments						$1,310,783	$1,258,000

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
(1)Unless otherwise indicated, issuers of investments held by Credit Fund are domiciled in the United States. As of June 30, 2020, the geographical composition of investments as a percentage of fair value was 2.44% in Canada and 97.56% in the United States. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, Credit Fund has indicated the reference rate used and provided the spread and the interest rate in effect as of June 30, 2020. As of June 30, 2020, the reference rates for Credit Fund’s variable rate loans were the 30-day LIBOR at 0.17%, the 90-day LIBOR at 0.30% and the 180-day LIBOR at 0.37%.
(3)Loan includes interest rate floor feature, which is generally 1.00%.
(4)Amortized cost represents original cost, including origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion/amortization of discounts/premiums, as applicable, on debt investments using the effective interest method.
(5)Fair value is determined in good faith by or under the direction of the board of managers of Credit Fund, pursuant to Credit Fund’s valuation policy, with the fair value of all investments determined using significant unobservable inputs, which is substantially similar to the valuation policy of the Company provided in Note 3, Fair Value Measurements.
(6)In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, Credit Fund Sub and the 2017-1 Issuer is entitled to receive additional interest as a result of an agreement among lenders as follows: Surgical Information Systems, LLC (1.01%). Pursuant to the agreement among lenders in respect of these loans, these investments represent a first lien/last out loan, which has a secondary priority behind the first lien/first out loan with respect to principal, interest and other payments.

(7)As of June 30, 2020, Credit Fund and Credit Fund Sub had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

First Lien Debt – unfunded delayed draw and revolving term loans commitments	Type	Unused Fee	Par/ Principal Amount	Fair Value
Advanced Instruments, LLC	Revolver	0.50%	$2,500	$(32)
AmeriLife Holdings LLC	Delayed Draw	1.00	1,136	(16)
Analogic Corporation	Revolver	0.50	1,975	(23)
AQA Acquisition Holding, Inc.	Revolver	0.50	2,459	(16)
BK Medical Holding Company, Inc.	Revolver	0.50	2,609	(85)
Chemical Computing Group ULC (Canada)	Revolver	0.50	873	(17)
Clearent Newco, LLC	Delayed Draw	1.00	4,977	(251)
DecoPac, Inc.	Revolver	0.50	1,714	(11)
EvolveIP, LLC	Delayed Draw	1.00	2,240	(28)
EvolveIP, LLC	Revolver	0.50	1,344	(17)
HMT Holding Inc.	Revolver	0.50	1,940	(17)
Jensen Hughes, Inc.	Delayed Draw	1.00	2,068	(80)
Jensen Hughes, Inc.	Revolver	0.50	2,000	(78)
Marco Technologies, LLC	Delayed Draw	1.00	7,500	—
MSHC, Inc.	Delayed Draw	1.00	5,130	(101)
Premise Health Holding Corp.	Delayed Draw	1.00	1,103	(17)
Propel Insurance Agency, LLC	Delayed Draw	0.50	7,143	(110)
Propel Insurance Agency, LLC	Revolver	0.50	2,381	(37)
QW Holding Corporation (Quala)	Delayed Draw	1.00	161	(8)
QW Holding Corporation (Quala)	Revolver	0.50	852	(43)
T2 Systems, Inc.	Revolver	0.50	1,955	(9)
VRC Companies, LLC	Delayed Draw	0.75	5,574	(26)
VRC Companies, LLC	Revolver	0.50	858	(4)
Welocalize, Inc.	Revolver	0.50	2,363	(35)
WRE Holding Corp.	Delayed Draw	1.00	1,981	(40)
Zywave, Inc.	Revolver	0.50	1,125	(4)
Total unfunded commitments			$65,961	$(1,105)
(8)Loan was on non-accrual status as of June 30, 2020.
(9)The sale of a portion of this loan does not qualify for sale accounting under ASC Topic 860 - Transfers and Servicing ("ASC Topic 860"), and therefore, the asset remains in the Consolidated Schedule of Investments

Consolidated Schedule of Investments as of December 31, 2019
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
First Lien Debt (98.11% of fair value)
Achilles Acquisition, LLC	+\#	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.00%	5.75%	10/13/2025	$17,865	$17,776	$17,763
Acrisure, LLC	+\	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 3.75%	5.85%	11/22/2023	11,820	11,810	11,805
Acrisure, LLC	+\#	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.25%	6.35%	11/22/2023	20,674	20,639	20,674
Advanced Instruments, LLC	^+*\	(2) (3) (7)	Healthcare & Pharmaceuticals	L + 5.25%	6.99%	10/31/2022	35,610	35,536	35,466
Alku, LLC	+#	(2) (3)	Business Services	L + 5.50%	7.44%	7/29/2026	25,000	24,754	24,624
Alpha Packaging Holdings, Inc.	+*\	(2) (3)	Containers, Packaging & Glass	L + 4.25%	6.35%	5/12/2020	16,684	16,676	16,601
AmeriLife Group, LLC	^#	(2) (3) (7)	Banking, Finance, Insurance & Real Estate	L + 4.50%	6.20%	6/5/2026	16,627	16,557	16,558
Anchor Packaging, Inc.	^#	(2) (3) (7)	Containers, Packaging & Glass	L + 4.00%	5.70%	7/18/2026	20,462	20,363	20,457
API Technologies Corp.	+\	(2) (3)	Aerospace & Defense	L + 4.25%	5.95%	5/9/2026	14,925	14,853	14,807
Aptean, Inc.	+\	(2) (3)	Software	L + 4.25%	6.34%	4/23/2026	12,406	12,344	12,385
AQA Acquisition Holding, Inc.	^*\	(2) (3) (7)	High Tech Industries	L + 4.25%	6.16%	5/24/2023	18,954	18,922	18,860
Avalign Technologies, Inc.	+\	(2) (3)	Healthcare & Pharmaceuticals	L + 4.50%	6.70%	12/22/2025	14,741	14,610	14,626
Big Ass Fans, LLC	+*\	(2) (3)	Capital Equipment	L + 3.75%	5.85%	5/21/2024	13,909	13,841	13,903
Borchers, Inc.	+*\	(2) (3) (7)	Chemicals, Plastics & Rubber	L + 4.50%	6.60%	11/1/2024	15,116	15,072	15,085
Brooks Equipment Company, LLC	*		Construction & Building	L + 5.00%	6.91%	8/29/2020	5,144	5,141	5,141
Clarity Telecom LLC.	+	(2) (3)	Media: Broadcasting & Subscription	L + 4.50%	6.20%	8/30/2026	14,963	14,915	14,902
Clearent Newco, LLC	^+\	(2) (3) (7)	High Tech Industries	L + 5.50%	7.44%	3/20/2025	29,738	29,436	29,134
Datto, Inc.	+\	(2) (3)	High Tech Industries	L + 4.25%	5.95%	4/2/2026	12,438	12,375	12,420
DecoPac, Inc.	+*\	(2) (3) (7)	Non-durable Consumer Goods	L + 4.25%	6.01%	9/29/2024	12,336	12,233	12,292
Dent Wizard International Corporation	+\	(2) (3)	Automotive	L + 4.00%	5.70%	4/7/2020	36,880	36,843	36,717
DTI Holdco, Inc.	+*\	(2) (3)	High Tech Industries	L + 4.75%	6.68%	9/30/2023	18,885	18,771	17,611
Eliassen Group, LLC	+\	(2) (3)	Business Services	L + 4.50%	6.20%	11/5/2024	7,581	7,548	7,579
EIP Merger Sub, LLC (Evolve IP)	^+	(2) (3) (7)	Telecommunications	L + 5.75%	7.45%	6/7/2023	19,661	19,605	19,661
Exactech, Inc.	+\#	(2) (3)	Healthcare & Pharmaceuticals	L + 3.75%	5.45%	2/14/2025	21,772	21,634	21,751
Excel Fitness Holdings, Inc.	+#	(2) (3)	Hotel, Gaming & Leisure	L + 5.25%	6.95%	10/7/2025	25,000	24,758	24,875
Golden West Packaging Group LLC	+*\	(2) (3)	Containers, Packaging & Glass	L + 5.75%	7.45%	6/20/2023	29,464	29,303	29,072
HMT Holding Inc.	^+*\	(2) (3) (7)	Energy: Oil & Gas	L + 5.00%	6.74%	11/17/2023	33,157	32,678	32,972
Jensen Hughes, Inc.	^+*\	(2) (3) (7)	Utilities: Electric	L + 4.50%	6.24%	3/22/2024	33,909	33,757	33,550
KAMC Holdings, Inc.	+#	(2) (3)	Energy: Electricity	L + 4.00%	5.91%	8/14/2026	13,965	13,899	13,881
MAG DS Corp.	^+\	(2) (3) (7)	Aerospace & Defense	L + 4.75%	6.46%	6/6/2025	28,471	28,242	28,286
Maravai Intermediate Holdings, LLC	+\#	(2) (3)	Healthcare & Pharmaceuticals	L + 4.25%	6.00%	8/2/2025	29,625	29,378	29,400
Marco Technologies, LLC	^+\	(2) (3) (7)	Media: Advertising, Printing & Publishing	L + 4.25%	6.16%	10/30/2023	7,463	7,410	7,463

Consolidated Schedule of Investments as of December 31, 2019
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
Mold-Rite Plastics, LLC	+\	(2) (3)	Chemicals, Plastics & Rubber	L + 4.25%	5.95%	12/14/2021	$14,557	$14,519	$14,524
MSHC, Inc.	^+*\	(2) (3) (7)	Construction & Building	L + 4.25%	5.95%	12/31/2024	38,251	38,138	38,166
Newport Group Holdings II, Inc.	+\#	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 3.75%	5.65%	9/13/2025	23,715	23,487	23,663
Odyssey Logistics & Technology Corp.	+*\#	(2) (3)	Transportation: Cargo	L + 4.00%	5.70%	10/12/2024	39,013	38,859	38,763
Output Services Group	^+\	(2) (3) (7)	Media: Advertising, Printing & Publishing	L + 4.50%	6.20%	3/27/2024	19,621	19,570	19,469
PAI Holdco, Inc.	+*\	(2) (3)	Automotive	L + 4.25%	6.35%	1/5/2025	19,532	19,458	19,532
Park Place Technologies, Inc.	+\#	(2) (3)	High Tech Industries	L + 4.00%	5.70%	3/28/2025	22,566	22,489	22,566
Pasternack Enterprises, Inc.	+\	(2) (3)	Capital Equipment	L + 4.00%	5.70%	7/2/2025	22,755	22,742	22,653
Pathway Vet Alliance LLC	+\	(2) (3) (7)	Consumer Services	L + 4.50%	6.21%	12/20/2024	19,085	18,708	19,217
Pharmalogic Holdings Corp.	+\	(2) (3)	Healthcare & Pharmaceuticals	L + 4.00%	5.70%	6/11/2023	11,320	11,296	11,302
Premise Health Holding Corp.	^+\#	(2) (3) (7)	Healthcare & Pharmaceuticals	L + 3.50%	5.60%	7/10/2025	13,723	13,665	13,501
Propel Insurance Agency, LLC	^+\	(2) (3) (7)	Banking, Finance, Insurance & Real Estate	L + 4.25%	6.35%	6/1/2024	22,532	22,056	22,395
Q Holding Company	+*\#	(2) (3)	Automotive	L + 5.00%	6.70%	12/31/2023	21,955	21,777	21,922
QW Holding Corporation (Quala)	^+*	(2) (3) (7)	Environmental Industries	L + 5.75%	7.73%	8/31/2022	11,630	11,449	11,531
Radiology Partners, Inc.	+\#	(2) (3)	Healthcare & Pharmaceuticals	L + 4.75%	6.66%	7/9/2025	28,719	28,590	28,768
RevSpring Inc.	+*\#	(2) (3)	Media: Advertising, Printing & Publishing	L + 4.00%	5.95%	10/11/2025	24,750	24,631	24,608
Situs Group Holdings Corporation	^+\	(2) (3) (7)	Banking, Finance, Insurance & Real Estate	L + 4.75%	6.45%	6/28/2025	13,715	13,621	13,697
Systems Maintenance Services Holding, Inc.	+*	(2) (3)	High Tech Industries	L + 5.00%	6.70%	10/30/2023	23,765	23,672	18,180
Surgical Information Systems, LLC	+*\	(2) (3) (6)	High Tech Industries	L + 4.75%	7.47%	4/24/2023	26,168	26,005	25,715
T2 Systems, Inc.	^+*	(2) (3) (7)	Transportation: Consumer	L + 6.75%	8.85%	9/28/2022	18,045	17,789	18,045
The Original Cakerie, Ltd. (Canada)	+*	(2) (3) (7)	Beverage, Food & Tobacco	L + 5.00%	6.84%	7/20/2022	8,928	8,897	8,887
The Original Cakerie, Ltd. (Canada)	^*	(2) (3) (7)	Beverage, Food & Tobacco	L + 4.50%	6.34%	7/20/2022	6,826	6,801	6,790
ThoughtWorks, Inc.	+*\	(2) (3)	Business Services	L + 4.00%	5.70%	10/11/2024	11,824	11,794	11,824
U.S. Acute Care Solutions, LLC	+*\	(2) (3)	Healthcare & Pharmaceuticals	L + 5.00%	6.91%	5/15/2021	31,431	31,331	29,869
U.S. TelePacific Holdings Corp.	+*\	(2) (3)	Telecommunications	L + 5.00%	7.10%	5/2/2023	26,660	26,499	25,430
Valet Waste Holdings, Inc.	+\	(2) (3)	Construction & Building	L + 3.75%	5.70%	9/28/2025	11,850	11,825	11,688
Welocalize, Inc.	+^	(2) (3) (7)	Business Services	L + 4.50%	6.21%	12/2/2024	23,038	22,788	22,787
WIRB - Copernicus Group, Inc.	+*\	(2) (3) (7)	Healthcare & Pharmaceuticals	L + 4.25%	5.95%	8/15/2022	20,888	20,822	20,887
WRE Holding Corp.	^+*	(2) (3) (7)	Environmental Industries	L + 5.00%	6.91%	1/3/2023	7,431	7,372	7,304
Zywave, Inc.	+*\	(2) (3) (7)	High Tech Industries	L + 5.00%	6.93%	11/17/2022	19,228	19,107	19,211
First Lien Debt Total								$1,231,436	$1,223,215
Second Lien Debt (1.75% of fair value)
DBI Holding, LLC	^*	(2) (3) (8)	Transportation: Cargo	9.00% PIK	8.00%	2/1/2026	$21,150	$20,697	$21,150
Zywave, Inc.	*	(2) (3)	High Tech Industries	L + 9.00%	10.94%	11/17/2023	$666	660	664

Consolidated Schedule of Investments as of December 31, 2019
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
Second Lien Debt Total								$21,357	$21,814
Equity Investments (0.15%of fair value)
DBI Holding, LLC	^		Transportation: Cargo				$16,957	$5,364	$1,810

Equity Investments Total								$5,364	$1,810
Total Investments								$1,258,157	$1,246,839

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

(1)Unless otherwise indicated, issuers of investments held by Credit Fund are domiciled in the United States. As of December 31, 2019, the geographical composition of investments as a percentage of fair value was 1.26% in Canada and 98.74% in the United States. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, Credit Fund has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2019. As of December 31, 2019, the reference rates for Credit Fund's variable rate loans were the 30-day LIBOR at 1.75%, the 90-day LIBOR at 1.91% and the 180-day LIBOR at 1.91%.
(3)Loan includes interest rate floor feature, which is generally 1.00%.
(4)Amortized cost represents original cost, including origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion/amortization of discounts/premiums, as applicable, on debt investments using the effective interest method.
(5)Fair value is determined in good faith by or under the direction of the board of managers of Credit Fund, pursuant to Credit Fund’s valuation policy, with the fair value of all investments determined using significant unobservable inputs, which is substantially similar to the valuation policy of the Company provided in Note 3, Fair Value Measurements, to these consolidated financial statements.
(6)In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, Credit Fund is entitled to receive additional interest as a result of an agreement among lenders as follows: Surgical Information Systems, LLC (0.89%). Pursuant to the agreement among lenders in respect of these loans, these investments represent a first lien/last out loan, which has a secondary priority behind the first lien/first out loan with respect to principal, interest and other payments.

(7)As of December 31, 2019, Credit Fund and Credit Fund Sub had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

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
(8)Loan was on non-accrual status as of December 31, 2019.
Debt
Credit Fund Facilities
The Credit Fund, Credit Fund Sub and Credit Fund Warehouse II are party to separate credit facilities as described below. In addition, until May 15, 2019, the 2019-2 Issuer (formerly known as the Credit Fund Warehouse) was party to the Credit Fund Warehouse Facility. As of June 30, 2020 and December 31, 2019, Credit Fund, Credit Fund Sub and Credit Fund Warehouse II were in compliance with all covenants and other requirements of their respective credit facility agreements.

Below is a summary of the borrowings and repayments under the credit facilities for the three month and six month periods ended 2020 and 2019, and the outstanding balances under the credit facilities for the respective periods.

	Credit Fund Facility		Credit Fund Sub Facility		Credit Fund Warehouse Facility		Credit Fund Warehouse II Facility
	2020	2019	2020	2019	2020	2019	2020	2019
Three Month Periods Ended June 30,
Outstanding balance, beginning of period	$—	$123,800	$367,006	$510,750	N/A	$113,917	$95,415	N/A
Borrowings	—	20,200	43,000	48,850	N/A	21,672	13,579	N/A
Repayments	—	(64,000)	(57,000)	(175,107)	N/A	(135,589)	—	N/A
Outstanding balance, end of period	$—	$80,000	$353,006	$384,493	N/A	$—	$108,994	N/A

Six Month Periods Ended June 30,
Outstanding Borrowing, beginning of period	$93,000	$112,000	$343,506	$471,134	N/A	$101,045	$97,571	N/A
Borrowings	63,500	50,700	100,000	108,870	N/A	34,544	33,373	N/A
Repayments	(156,500)	(82,700)	(90,500)	(195,511)	N/A	(135,589)	(21,950)	N/A
Outstanding balance, end of period	$—	$80,000	$353,006	$384,493	N/A	$—	$108,994	N/A
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
As of June 30, 2020 and December 31, 2019, the 2017-1 Issuer was in compliance with all covenants and other requirements of the indenture.
2019-2 Notes
On May 21, 2019, Credit Fund completed the 2019-2 Debt Securitization. The notes offered in the 2019-2 Debt Securitization (the “2019-2 Notes”) were issued by the 2019-2 Issuer, a wholly owned and consolidated subsidiary of Credit Fund, and are secured by a diversified portfolio of the 2019-2 Issuer consisting primarily of first and second lien senior secured loans. The 2019-2 Debt Securitization was executed through a private placement of the 2019-2 Notes, consisting of:
•$233,000 of Aaa/AAA Class A-1 Notes, which bear interest at the three-month LIBOR plus 1.50%;
•$48,000 of Aa2/AA Class A-2 Notes, which bear interest at the three-month LIBOR plus 2.40%;
•$23,000 of A2/A Class B Notes, which bear interest at the three-month LIBOR plus 3.45%;
•$27,000 of Baa2/BBB- Class C Notes which bear interest at the three-month LIBOR plus 4.55%; and
•$21,000 of Ba2/BB- Class D Notes which bear interest at the three-month LIBOR plus 8.03%.
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
As of June 30, 2020 and December 31, 2019, the 2019-2 Issuer was in compliance with all covenants and other requirements of the indenture.
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
6. BORROWINGS
The Company and the SPV are party to facilities as described below. In accordance with the Investment Company Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 150% after such borrowing. For the purposes of the asset coverage ratio under the Investment Company Act, the Preferred Stock, as defined in Note 1, is considered a senior security and is included in the denominator of the calculation. As of June 30, 2020 and December 31, 2019, asset coverage was 176.55% and 181.01%, respectively. As of June 30, 2020 and December 31, 2019, the Company and the SPV were in compliance with all covenants and other requirements of their respective credit facility agreements. Below is a summary of the borrowings and repayments under the credit facilities for the three month and six month periods ended June 30, 2020 and 2019, and the outstanding balances under the Facilities for the respective periods.

	For the three month periods ended		For the six month periods ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Outstanding Borrowing, beginning of period	$701,609	$660,959	$616,543	$514,635
Borrowings	30,792	149,000	257,292	402,950
Repayments	(258,041)	(160,562)	(397,484)	(268,188)
Foreign currency translation	26	—	(1,965)	—
Outstanding balance, end of period	$474,386	$649,397	$474,386	$649,397
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
Summary of Facilities
The Facilities consisted of the following as of June 30, 2020 and December 31, 2019:

	June 30, 2020
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
SPV Credit Facility	$275,000	$149,986	$125,014	$19,765
Credit Facility	688,000	324,400	363,600	221,254
Total	$963,000	$474,386	$488,614	$241,019

	December 31, 2019
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
SPV Credit Facility	$275,000	$232,469	$42,531	$4,225
Credit Facility	688,000	384,074	303,926	264,198
Total	$963,000	$616,543	$346,457	$268,423

(1)The unused portion is the amount upon which commitment fees are based.
(2)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.

For the three month and six month periods ended June 30, 2020 and 2019, the components of interest expense and credit facility fees were as follows:

	For the three month periods ended		For the six month periods ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Interest expense	$4,206	$7,753	$10,579	$14,406
Facility unused commitment fee	409	296	727	599
Amortization of deferred financing costs	351	266	595	502
Other fees	27	109	56	138
Total interest expense and credit facility fees	$4,993	$8,424	$11,957	$15,645
Cash paid for interest expense	$4,984	$8,011	$11,672	$14,460

Average principal debt outstanding	$585,336	$665,693	$628,800	$617,374
Weighted average interest rate	2.84%	4.61%	3.33%	4.64%

As of June 30, 2020 and December 31, 2019, the components of interest and credit facilities payable were as follows:

	As of
	June 30, 2020	December 31, 2019
Interest expense payable	$1,242	$2,201
Unused commitment fees payable	134	187
Other credit facility fees payable	22	30
Interest and credit facilities payable	$1,398	$2,418

Weighted average interest rate (based on floating LIBOR rates)	2.36%	3.88%

7. NOTES PAYABLE
4.750% Senior Unsecured Notes
On December 30, 2019, the Company closed a private offering of the Senior Notes. Interest is payable quarterly, beginning March 31, 2020. This interest rate is subject to increase (up to 5.75%) in the event that, subject to certain exceptions, the Senior Notes cease to have an investment grade rating. The Company is obligated to offer to repay the notes at par if certain change in control events occur. The Senior Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. For the three month and six month periods ended June 30, 2020, the Company incurred and paid $1,366 and $2,716, respectively, in interest expense on the Senior Notes.
The note purchase agreement for the Senior Notes contains customary terms and conditions for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a business development company within the meaning of the Investment Company Act and a regulated investment company under the Code, minimum asset coverage ratio and interest coverage ratio, and prohibitions on certain fundamental changes at the Company or any subsidiary guarantor, as well as customary events of default with customary cure and notice, including, without limitation, nonpayment, breach of covenant, material breach of representation or warranty under the note purchase agreement, cross-acceleration under other indebtedness of the Company or certain significant subsidiaries, certain judgments and orders, and certain events of bankruptcy. As of June 30, 2020, the Company was in compliance with these terms and conditions.

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
The Investment Adviser serves as collateral manager to the 2015-1 Issuer under a collateral management agreement (the “Collateral Management Agreement”). Pursuant to the Collateral Management Agreement, the 2015-1 Issuer pays management fees (comprised of base management fees, subordinated management fees and incentive management fees) to the Investment Adviser for rendering collateral management services. As per the Collateral Management Agreement, for the period the Company retains all of the 2015-1 Issuer Preferred Interests, the Investment Adviser does not earn management fees for providing such collateral management services. The Company currently retains all of the 2015-1 Issuer Preferred Interests, thus the Investment Adviser did not earn any management fees from the 2015-1 Issuer for the three and six month periods ended June 30, 2020 and 2019. Any such waived fees may not be recaptured by the Investment Adviser.
Pursuant to an undertaking by the Company in connection with the 2015-1 Debt Securitization Refinancing, the Company has agreed to hold on an ongoing basis the 2015-1 Issuer Preferred Interests with an aggregate dollar purchase price at least equal to 5% of the aggregate outstanding amount of all collateral obligations by the 2015-1 Issuer for so long as any securities of the 2015-1 Issuer remain outstanding. As of June 30, 2020, the Company was in compliance with its undertaking.

The 2015-1 Issuer pays ongoing administrative expenses to the trustee, independent accountants, legal counsel, rating agencies and independent managers in connection with developing and maintaining reports, and providing required services in connection with the administration of the 2015-1 Issuer.
As of June 30, 2020, the 2015-1R Notes were secured by 60 first lien and second lien senior secured loans with a total fair value of approximately $519,184 and cash of $5,617. The pool of loans in the securitization must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture governing the 2015-1R Notes.
For the six month periods ended June 30, 2020 and 2019, the effective annualized weighted average interest rates, which include amortization of debt issuance costs on the 2015-1R Notes, were 3.41% and 4.65%, respectively, based on floating LIBOR rates. As of June 30, 2020 and December 31, 2019 the weighted average interest rates were 3.27% and 4.75% respectively, based on floating LIBOR rates.
For the for the three and six month periods ended June 30, 2020 and 2019, the components of interest expense on the 2015-1R Notes were as follows:

	For the three month periods ended		For the six month periods ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Interest expense	$3,810	$5,217	$8,203	$10,494
Amortization of deferred financing costs	61	62	123	123
Total interest expense and credit facility fees	$3,871	$5,279	$8,326	$10,617
Cash paid for interest expense	$4,365	$5,334	$8,959	$10,400

As of June 30, 2020 and December 31, 2019, $3,134 and $3,891, respectively, of interest expense was included in interest and credit facility fees payable.
8. COMMITMENTS AND CONTINGENCIES
A summary of significant contractual payment obligations was as follows as of June 30, 2020 and December 31, 2019:

Payment Due by Period	June 30, 2020	December 31, 2019
Less than one year	$—	$—
1-3 years	149,986	—
3-5 years	439,400	731,543
More than 5 years	449,200	449,200
Total	$1,038,586	$1,180,743
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of June 30, 2020 and December 31, 2019 for any such exposure.
We have in the past, currently are and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments.
The Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par Value as of
	June 30, 2020	December 31, 2019
Unfunded delayed draw commitments	$68,987	$75,874
Unfunded revolving term loan commitments	48,631	74,016
Total unfunded commitments	$117,618	$149,890

9. NET ASSETS
The Company has the authority to issue 200,000,000 shares of common stock, $0.01 per share par value.
Cumulative Convertible Preferred Stock
On May 5, 2020, the Company issued and sold 2,000,000 shares of Preferred Stock to an affiliate of Carlyle in a private placement at a price of $25 per share. The Preferred Stock has a liquidation preference equal to $25 per share (the “Liquidation Preference”) plus any accumulated but unpaid dividends up to but excluding the date of distribution. Dividends are payable on a quarterly basis in an initial amount equal to 7.00% per annum of the Liquidation Preference per share, payable in cash, or at the Company’s option, 9.00% per annum of the Liquidation Preference payable in additional shares of Preferred Stock. After May 5, 2027, the dividend rate will increase annually, in each case by 1.00% per annum.
        After November 5, 2020, the Preferred Stock will be convertible, in whole or in part, at the option of the holder of the Preferred Stock into the number of shares of common stock equal to the Liquidation Preference plus any accumulated but unpaid dividends, divided by an initial conversion price of $9.50, subject to certain adjustments to prevent dilution as set forth in the Company's Articles Supplementary. At any time after May 5, 2023, the Company, with the approval of the Board of Directors, including a majority of the Independent Directors, will have the option to redeem all of the Preferred Stock for cash consideration equal to the Liquidation Preference plus any accumulated but unpaid dividends. The holders of the Preferred Stock will have the right to convert all or a portion of their shares of Preferred Stock prior to the date fixed for such redemption. At any time after May 5, 2027, the holders of the Preferred Stock will have the option to require the Company to redeem any or all of the then-outstanding Preferred Stock upon 90 days’ notice. The form of consideration used in any such redemption is at the option of the Board of Directors, including a majority of the Independent Directors, and may be cash consideration equal to the Liquidation Preference plus any accumulated but unpaid dividends, or shares of common stock. Holders also have the right to redeem the Preferred Stock upon a Change in Control (as defined in the Article Supplementary).
On June 30, 2020, the Company declared a cash dividend on the Preferred Stock for the period from May 5, 2020 through June 30, 2020 in the amount of $0.277 per share, or $554 in the aggregate, to the holders of record of the Preferred Stock on June 30, 2020, which is payable on September 30, 2020.
Company Stock Repurchase Program
On November 5, 2018, the Company’s Board of Directors approved a $100,000 common stock repurchase program (the “Company Stock Repurchase Program”). The Company Stock Repurchase Program was to be in effect until November 5, 2019, or until the approved dollar amount had been used to repurchase shares of common stock. On November 4, 2019, the Company's Board of Directors approved the continuation of the Company Stock Repurchase Program until November 5, 2020, or until the approved dollar amount has been used to repurchase shares of common stock. This program, which is temporarily suspended, may be resumed, extended, modified or discontinued by the Company at any time, subject to applicable law. Since the inception of the Company Stock Repurchase Program through June 30, 2020, the Company has repurchased 6,260,043 shares of the Company's common stock at an average cost of $13.67 per share, or $85,597 in the aggregate, resulting in accretion to net assets per share of $0.34.

Changes in Net Assets
For the three and six month periods ended June 30, 2020, the Company repurchased and extinguished 0 and 1,455,195 shares, respectively, for $0 and $16,003, respectively. The following tables summarize capital activity during the for the three and six month periods ended June 30, 2020:

	Preferred Stock		Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount	Shares	Amount
Balance, beginning of period	—	$—	56,308,616	$563	$1,093,250	$(1,633)	$13,506	$(84,501)	$(222,651)	$798,534
Issuance of Preferred Stock	2,000,000	50,000	—	—	—	—	—	—	—	50,000
Net investment income (loss)	—	—	—	—	—	—	21,692	—	—	21,692
Net realized gain (loss)	—	—	—	—	—	—	—	(47,149)	—	(47,149)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	—	—	—	81,615	81,615
Dividends declared	—	—	—	—	—	—	(21,388)	—	—	(21,388)
Balance, end of period	2,000,000	$50,000	56,308,616	$563	$1,093,250	$(1,633)	$13,810	$(131,650)	$(141,036)	$883,304

	Preferred Stock		Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss) on Investments	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount	Shares	Amount
Balance, beginning of period	—	$—	57,763,811	$578	$1,109,238	$(1,633)	$10,368	$(82,654)	$(79,426)	$956,471
Repurchase of common stock	—	—	(1,455,195)	(15)	(15,988)	—	—	—	—	(16,003)
Issuance of Preferred Stock	2,000,000	50,000	—	—	—	—	—	—	—	50,000
Net investment income (loss)	—	—	—	—	—	—	45,664	—	—	45,664
Net realized gain (loss) on investments	—	—	—	—	—	—	—	(48,996)	—	(48,996)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	—	—	—	(61,610)	(61,610)
Dividends declared	—	—	—	—	—	—	(42,222)	—	—	(42,222)
Balance, end of period	2,000,000	$50,000	56,308,616	$563	$1,093,250	$(1,633)	$13,810	$(131,650)	$(141,036)	$883,304

For the three and six month periods ended June 30, 2019, the Company repurchased and extinguished 1,090,210 and 2,048,392 shares, respectively, for $16,269 and $30,354, respectively. The following tables summarize capital activity for the three and six month periods ended June 30, 2019:

	Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, beginning of period	61,272,069	$613	$1,160,258	$(1,633)	$10,791	$(43,673)	$(66,169)	$1,060,187
Repurchase of common stock	(1,090,210)	(11)	(16,258)	—	—	—	—	(16,269)
Net investment income (loss)	—	—	—	—	27,971	—	—	27,971
Net realized gain (loss)	—	—	—	—	—	(7,681)	—	(7,681)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	—	(10,533)	(10,533)
Dividends declared	—	—	—	—	(27,083)	—	—	(27,083)
Balance, end of period	60,181,859	$602	$1,144,000	$(1,633)	$11,679	$(51,354)	$(76,702)	$1,026,592

	Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss) on Investments	Accumulated Net Unrealized Appreciation (Depreciation) on Investments	Total Net Assets
	Shares	Amount
Balance, beginning of period	62,230,251	$622	$1,174,334	$(1,633)	$5,901	$(44,572)	$(71,434)	$1,063,218
Repurchase of common stock	(2,048,392)	(20)	(30,334)	—	—	—	—	(30,354)
Reinvestment of dividends	—	—	—	—	—	—	—	—
Offering costs	—	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	—	55,533	—	—	55,533
Net realized gain (loss) on investments	—	—	—	—	—	(6,782)	—	(6,782)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	—	(5,268)	(5,268)
Dividends declared	—	—	—	—	(49,755)	—	—	(49,755)
Balance, end of period	60,181,859	$602	$1,144,000	$(1,633)	$11,679	$(51,354)	$(76,702)	$1,026,592
Earnings Per Share
The Company calculates earnings per share in accordance with ASC 260, "Earnings per Share." Basic earnings per share is calculated by dividing the net increase (decrease) in net assets resulting from operations, less preferred dividends, by the weighted average number of common shares outstanding. Diluted earnings per share gives effect to all dilutive potential common shares outstanding using the if-converted method for the convertible Preferred Stock. Diluted earnings per share excludes all dilutive potential common shares if their effect is anti-dilutive. Potential common shares for the six months ended

June 30, 2020 would be antidilutive due to the net loss in the period. Basic and diluted earnings per common share were as follows:

	For the three month period ended June 30, 2020		For the six month period ended June 30, 2020
	Basic	Diluted	Basic	Diluted
Net increase (decrease) in net assets resulting from operations attributable to Common Stockholders	$55,604	$56,158	$(65,496)	$(65,496)
Weighted-average common shares outstanding	56,308,616	59,547,482	56,710,405	56,710,405
Basic and diluted earnings per share	$0.99	$0.94	$(1.15)	$(1.15)

	For the three month period ended June 30, 2019		For the six month period ended June 30, 2019
	Basic	Diluted	Basic	Diluted
Net increase (decrease) in net assets resulting from operations attributable to Common Stockholders	$9,757	$9,757	$43,483	$43,483
Weighted-average common shares outstanding	60,596,402	60,596,402	61,191,926	61,191,926
Basic and diluted earnings per share	$0.16	$0.16	$0.71	$0.71
Common Stock Dividends
The following table summarizes the Company’s dividends declared on its common stock during the two most recent fiscal years and the current fiscal year to-date:

Date Declared	Record Date	Payment Date	Per Common Share Amount
February 26, 2018	March 29, 2018	April 17, 2018	$0.37
May 2, 2018	June 29, 2018	July 17, 2018	$0.37
August 6, 2018	September 28, 2018	October 17, 2018	$0.37
November 5, 2018	December 28, 2018	January 17, 2019	$0.37
December 12, 2018	December 28, 2018	January 17, 2019	$0.20	(1)
February 22, 2019	March 29, 2019	April 17, 2019	$0.37
May 6, 2019	June 28, 2019	July 17, 2019	$0.37
June 17, 2019	June 28, 2019	July 17, 2019	$0.08	(1)
August 5, 2019	September 30, 2019	October 17, 2019	$0.37
November 4, 2019	December 31, 2019	January 17, 2020	$0.37
December 12, 2019	December 31, 2019	January 17, 2020	$0.18	(1)
February 24, 2020	March 31, 2020	April 17, 2020	$0.37
May 4, 2020	June 30, 2020	July 17, 2020	$0.37
(1)Represents a special dividend.

10. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of consolidated financial highlights for the six month periods ended June 30, 2020 and 2019:

	For the six month periods ended
	June 30, 2020	June 30, 2019
Per Common Share Data:
Net asset value per common share, beginning of period	$16.56	$17.09
Net investment income (loss) (1)	0.80	0.91
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	(1.96)	(0.20)
Net increase (decrease) in net assets resulting from operations	(1.16)	0.71
Dividends declared (2)	(0.74)	(0.82)
Accretion due to share repurchases	0.14	0.08
Net asset value per common share, end of period	$14.80	$17.06
Market price per common share, end of period	$8.57	$15.24

Number of common shares outstanding, end of period	56,308,616	60,181,859
Total return based on net asset value (3)	(6.16)%	4.62%
Total return based on market price (4)	(30.42)%	29.52%
Net assets attributable to Common Stockholders, end of period	$833,304	$1,026,592
Ratio to average net assets attributable to Common Stockholders(5):
Expenses before incentive fees	4.72%	4.22%
Expenses after incentive fees	5.86%	5.33%
Net investment income (loss)	5.33%	5.24%
Interest expense and credit facility fees	2.69%	2.48%
Ratios/Supplemental Data:
Asset coverage, end of period	176.55%	193.45%
Portfolio turnover	19.08%	18.15%
Weighted-average shares outstanding	56,710,405	61,191,926
(1)Net investment income (loss) per common share was calculated as net investment income (loss) less the preferred dividend for the period divided by the weighted average number of common shares outstanding for the period.
(2)Dividends declared per common share was calculated as the sum of dividends on common stock declared during the period divided by the number of common shares outstanding at each respective quarter-end date (refer to Note 9, Net Assets).
(3)Total return based on net asset value (not annualized) is based on the change in net asset value per common share during the period plus the declared dividends on common stock, assuming reinvestment of dividends in accordance with the dividend reinvestment plan, divided by the beginning net asset value for the period.
(4)Total return based on market value (not annualized) is calculated as the change in market value per common share during the period plus the declared dividends on common stock, assuming reinvestment of dividends in accordance with the dividend reinvestment plan, divided by the beginning market price for the period.
(5)These ratios to average net assets attributable to Common Stockholders have not been annualized.

11. LITIGATION
The Company may become party to certain lawsuits in the ordinary course of business. The Company does not believe that the outcome of current matters, if any, will materially impact the Company or its consolidated financial statements. As of June 30, 2020 and December 31, 2019, the Company was not subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company.
In addition, portfolio investments of the Company could be the subject of litigation or regulatory investigations in the ordinary course of business. The Company does not believe that the outcome of any current contingent liabilities of its portfolio investments, if any, will materially affect the Company or these consolidated financial statements.

12. TAX
The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of June 30, 2020 and December 31, 2019.
In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. As of June 30, 2020 and December 31, 2019, the Company had filed tax returns and therefore is subject to examination.
The Company’s taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate. The estimated tax character of dividends declared on preferred stock and common stock for six month periods ended June 30, 2020 and 2019 was as follows:

	For the six month periods ended
	June 30, 2020	June 30, 2019
Ordinary income	$42,222	$49,755
Tax return of capital	$—	$—
13. SUBSEQUENT EVENTS
Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed below.
On August 3, 2020, the Board of Directors declared a regular quarterly common dividend of $0.32 plus a special dividend of $0.05, which are payable on October 16, 2020 to common stockholders of record on September 30, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(dollar amounts in thousands, except per share data, unless otherwise indicated)
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
We have included or incorporated by reference in this Form 10-Q, and from time to time our management may make, “forward-looking statements”. These forward-looking statements are not historical facts, but instead relate to future events or the future performance or financial condition of TCG BDC, Inc. (together with its consolidated subsidiaries, “we,” “us,” “our,” “TCG BDC” or the “Company”). These statements are based on current expectations, estimates and projections about us, our current or prospective portfolio investments, our industry, our beliefs, and our assumptions. The forward-looking statements contained in this Form 10-Q involve a number of risks and uncertainties, including statements concerning:

•our, or our portfolio companies’, future business, operations, operating results or prospects, including our and their ability to achieve our respective objectives as a result of the current COVID-19 pandemic;
•the return or impact of current and future investments;
•the general economy and its impact on the industries in which we invest and the impact of the COVID-19 pandemic thereon;
•the impact of any protracted decline in the liquidity of credit markets on our business and the impact of the COVID-19 pandemic thereon;
•the impact of fluctuations in interest rates on our business;
•our future operating results and the impact of the COVID-19 pandemic thereon;
•the impact of changes in laws, policies or regulations (including the interpretation thereof) affecting our operations or the operations of our portfolio companies;
•the valuation of our investments in portfolio companies, particularly those having no liquid trading market, and the impact of the COVID-19 pandemic thereon;
•our ability to recover unrealized losses;
•market conditions and our ability to access alternative debt markets and additional debt and equity capital, and the impact of the COVID-19 pandemic thereon;
•our contractual arrangements and relationships with third parties;
•uncertainty surrounding the financial stability of the United States, Europe and China;
•the social, geopolitical, financial, trade and legal implications of the exit of the United Kingdom from the European Union, or Brexit;
•the financial condition of and ability of our current and prospective portfolio companies to achieve their objectives and the impact of the COVID-19 pandemic thereon;
•competition with other entities and our affiliates for investment opportunities;
•the speculative and illiquid nature of our investments;
•the use of borrowed money to finance a portion of our investments;
•our expected financings and investments;
•the adequacy of our cash resources and working capital;
•the timing, form and amount of any dividend distributions;
•the timing of cash flows, if any, from the operations of our portfolio companies and the impact of the COVID-19 pandemic thereon;
•the ability to consummate acquisitions;
•the ability of our investment adviser to locate suitable investments for us and to monitor and administer our investments;
•the impact of currency fluctuations on the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars;

•the ability of The Carlyle Group Employee Co., L.L.C. to attract and retain highly talented professionals that can provide services to our investment adviser and administrator;
•our ability to maintain our status as a business development company; and
•our intent to satisfy the requirements of a regulated investment company under Subchapter M of the Internal Revenue Code of 1986, as amended.
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

OVERVIEW
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Part I, Item 1 of this Form 10-Q “Financial Statements.” This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to those described in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2019 and Part II, Item 1A of our Form 10-Q for the quarter ended March 31, 2020. Our actual results could differ materially from those anticipated by such forward-looking statements due to factors discussed under “Risk Factors” and “Cautionary Statements Regarding Forward-Looking Statements” appearing elsewhere in this Form 10-Q.
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
We are externally managed by our Investment Adviser, an investment adviser registered under the Advisers Act. Our Administrator provides the administrative services necessary for us to operate. Both our Investment Adviser and our

Administrator are wholly owned subsidiaries of Carlyle Investment Management L.L.C., a subsidiary of Carlyle. Our Investment Adviser’s five-person investment committee is responsible for reviewing and approving our investment opportunities. The members of the investment committee have experience investing through different credit cycles. As of June 30, 2020, our Investment Adviser’s investment team included a team of more than 150 investment professionals across the Carlyle Global Credit segment. The five members of our Investment Adviser’s investment committee have an average of over 25 years of industry experience. In addition, our Investment Adviser and its investment team are supported by a team of finance, operations and administrative professionals currently employed by Carlyle Employee Co., a wholly owned subsidiary of Carlyle.
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
Expenses
Our primary operating expenses include the payment of: (i) investment advisory fees, including base management fees and incentive fees, to our Investment Adviser pursuant to the Investment Advisory Agreement between us and our Investment Adviser; (ii) costs and other expenses and our allocable portion of overhead incurred by our Administrator in performing its administrative obligations under the Administration Agreement between us and our Administrator; and (iii) other operating expenses as detailed below:

•administration fees payable under our Administration Agreement and Sub-Administration Agreements, including related expenses;
•the costs of any offerings of our common stock and other securities, if any;
•calculating individual asset values and our net asset value (including the cost and expenses of any independent valuation firms);
•expenses, including travel expenses, incurred by our Investment Adviser, or members of our Investment Adviser team managing our investments, or payable to third parties, performing due diligence on prospective portfolio companies and, if necessary, expenses of enforcing our rights;
•certain costs and expenses relating to distributions paid on our shares;
•debt service and other costs of borrowings or other financing arrangements;
•the allocated costs incurred by our Investment Adviser in providing managerial assistance to those portfolio companies that request it;
•amounts payable to third parties relating to, or associated with, making or holding investments;

•the costs associated with subscriptions to data service, research-related subscriptions and expenses and quotation equipment and services used in making or holding investments;
•transfer agent and custodial fees;
•costs of hedging;
•commissions and other compensation payable to brokers or dealers;
•federal and state registration fees;
•any U.S. federal, state and local taxes, including any excise taxes;
•independent director fees and expenses;
•costs of preparing financial statements and maintaining books and records, costs of preparing tax returns, costs of Sarbanes-Oxley Act compliance and attestation and costs of filing reports or other documents with the SEC (or other regulatory bodies), and other reporting and compliance costs, including registration and listing fees, and the compensation of professionals responsible for the preparation or review of the foregoing;
•the costs of any reports, proxy statements or other notices to our stockholders (including printing and mailing costs), the costs of any stockholders’ meetings and the compensation of investor relations personnel responsible for the preparation of the foregoing and related matters;
•the costs of specialty and custom software for monitoring risk, compliance and overall portfolio, including any development costs incurred prior to the filing of our election to be regulated as a BDC;
•our fidelity bond;
•directors and officers/errors and omissions liability insurance, and any other insurance premiums;
•indemnification payments;
•direct fees and expenses associated with independent audits, agency, consulting and legal costs; and
•all other expenses incurred by us or our Administrator in connection with administering our business, including our allocable share of certain officers and their staff compensation.
We expect our general and administrative expenses to be relatively stable or to decline as a percentage of total assets during periods of asset growth and to increase during periods of asset declines.
PORTFOLIO AND INVESTMENT ACTIVITY
Below is a summary of certain characteristics of our investment portfolio as of June 30, 2020 and December 31, 2019.

	As of
	June 30, 2020	December 31, 2019
Fair value of investments	$1,907,555	$2,123,964
Count of investments	142	136
Count of portfolio companies / investment fund	111	112
Count of industries	28	28
Count of sponsors	63	63
Percentage of total investment fair value:
First lien debt (excluding first lien/last out debt)	69.0%	74.6%
First lien/last out debt	4.1%	3.7%
Second lien debt	14.6%	11.0%
Total secured debt	87.7%	89.3%
Credit Fund	10.6%	9.6%
Equity investments	1.7%	1.0%

Percentage of debt investment fair value:
Floating rate (1)	99.1%	99.7%
Fixed interest rate	0.9%	0.3%

(1) Primarily subject to interest rate floors.

Our investment activity for the three month periods ended June 30, 2020 and 2019 is presented below (information presented herein is at amortized cost unless otherwise indicated):

	For the three month periods ended
	June 30, 2020	June 30, 2019
Investments:
Total investments, beginning of period	$2,247,327	$2,221,378
New investments purchased	61,595	230,893
Net accretion of discount on investments	1,473	3,984
Net realized gain (loss) on investments	(47,784)	(7,714)
Investments sold or repaid	(214,262)	(296,224)
Total Investments, end of period	$2,048,349	$2,152,317
Principal amount of investments funded:
First Lien Debt (excluding First Lien/Last Out Debt)	$41,273	$153,525
First Lien/Last Out Debt	20,921	15,711
Second Lien Debt	368	35,839
Equity Investments	518	587
Investment Fund	—	25,699
Total	$63,080	$231,361
Principal amount of investments sold or repaid:
First Lien Debt (excluding First Lien/Last Out Debt)	$(227,302)	$(176,210)
First Lien/Last Out Debt	(33,898)	(1,629)
Second Lien Debt	(3,000)	(62,059)
Equity Investments	—	(1,500)
Investment Fund	—	(64,000)
Total	$(264,200)	$(305,398)
Number of new funded investments	5	12
Average amount of new funded investments	$8,656	$19,241
Percentage of new funded debt investments at floating interest rates	100%	100%
Percentage of new funded debt investments at fixed interest rates	—%	—%
As of June 30, 2020 and December 31, 2019, investments consisted of the following:

	June 30, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt (excluding First Lien/Last Out Debt)	$1,413,685	$1,316,786	$1,649,721	$1,585,042
First Lien/Last Out Debt	80,209	78,127	78,951	78,096
Second Lien Debt	306,123	278,623	234,006	234,532
Equity Investments	32,331	31,756	22,272	21,698
Investment Fund	216,001	202,263	216,501	204,596
Total	$2,048,349	$1,907,555	$2,201,451	$2,123,964

The weighted average yields (1) for our first and second lien debt, based on the amortized cost and fair value as of June 30, 2020 and December 31, 2019, were as follows:

	June 30, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt (excluding First Lien/Last Out Debt)	6.84%	7.34%	8.00%	8.17%
First Lien/Last Out Debt	8.76%	8.99%	6.63%	9.53%
First Lien Debt Total	6.94%	7.43%	7.91%	8.23%
Second Lien Debt	9.29%	10.21%	10.44%	10.42%
First and Second Lien Debt Total	7.34%	7.90%	8.22%	8.50%

(1)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of June 30, 2020 and December 31, 2019. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount "OID") and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.
Total weighted average yields (which includes the effect of accretion of discount and amortization of premiums) of our first and second lien debt investments as measured on an amortized cost basis decreased from 8.22% to 7.34% from December 31, 2019 to June 30, 2020. The decrease in weighted average yields was primarily due to a decrease in the effective LIBOR rate applicable to loans in the portfolio.
The following table summarizes the fair value of our performing and non-accrual/non-performing investments as of June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
	Fair Value	Percentage	Fair Value	Percentage
Performing	$1,836,247	96.26%	$2,071,535	97.53%
Non-accrual (1)	71,308	3.74	52,429	2.47
Total	$1,907,555	100.00%	$2,123,964	100.00%

(1)For information regarding our non-accrual policy, see Note 2 to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
See the Consolidated Schedules of Investments as of June 30, 2020 and December 31, 2019 in our consolidated financial statements in Part I, Item 1 of this Form 10-Q for more information on these investments, including a list of companies and type and amount of investments.

As part of the monitoring process, our Investment Adviser has developed risk policies pursuant to which it regularly assesses the risk profile of each of our debt investments and rates each of them based on categories, which we refer to as “Internal Risk Ratings”. During the second quarter of 2020, our Investment Advisor reevaluated and revised its Internal Risk Ratings and policies across the Carlyle Direct Lending platform to more appropriately assess portfolio risk across all market conditions, including the current COVID-19 environment. The revised methodology incorporates greater focus on expectations for future company performance and industry outlook, and creates greater consistency in risk rating assignment across all investments by removing from the ratings methodology the direct tie of historical financial results to the "base case" projections derived at the time of our initial investment. Under the revised methodology, an Internal Risk Rating of 1 – 5, which are defined below, is assigned to each debt investment in our portfolio, compared to Internal Risk Ratings of 1 – 6 under the legacy methodology. Key drivers of internal risk rating used in the revised methodology are substantially the same as the legacy methodology, including financial metrics, financial covenants, liquidity and enterprise value coverage.
Internal Risk Ratings Definitions

Rating	Definition
1	Borrower is operating above expectations, and the trends and risk factors are generally favorable.

2
Borrower is operating generally as expected or at an acceptable level of performance. The level of risk to our initial cost bases is similar to the risk to our initial cost basis at the time of origination. This is the initial risk rating assigned to all new borrowers.

3
Borrower is operating below expectations and level of risk to our cost basis has increased since the time of origination. The borrower may be out of compliance with debt covenants. Payments are generally current although there may be higher risk of payment default.

4
Borrower is operating materially below expectations and the loan’s risk has increased materially since origination. In addition to the borrower being generally out of compliance with debt covenants, loan payments may be past due, but generally not by more than 120 days. It is anticipated that we may not recoup our initial cost basis and may realize a loss of our initial cost basis upon exit.

5
Borrower is operating substantially below expectations and the loan’s risk has increased substantially since origination. Most or all of the debt covenants are out of compliance and payments are substantially delinquent. It is anticipated that we will not recoup our initial cost basis and may realize a substantial loss of our initial cost basis upon exit.

Our Investment Adviser monitors and, when appropriate, changes the investment ratings assigned to each debt investment in our portfolio. Our Investment Adviser reviews our investment ratings in connection with our quarterly valuation process. The below table summarizes the Internal Risk Ratings as of June 30, 2020. Given the forward-looking nature of certain elements of the revised methodology, it is impracticable to recast the risk ratings for the portfolio using the revised methodology as of December 31, 2019.

	June 30, 2020
	Fair Value	% of Fair Value
(dollar amounts in millions)
Internal Risk Rating 1	$37.3	2.23%
Internal Risk Rating 2	1,145.7	68.45
Internal Risk Rating 3	412.4	24.65
Internal Risk Rating 4	36.8	2.20
Internal Risk Rating 5	41.3	2.47
Total	$1,673.5	100.00%

As of June 30, 2020, the weighted average Internal Risk Rating of our debt investment portfolio was 2.3. As of June 30, 2020, seven of our debt investments, with an aggregate fair value of $78.0 million were assigned an Internal Risk Rating of 4-5. As of June 30, 2020 and December 31, 2019, six and five debt investments were on non-accrual status. The fair values of debt investments in the portfolio on non-accrual status were $71.3 million and $52.4 million, respectively, which represented approximately 3.74% and 2.47%, respectively, of total investments at fair value. The remaining first and second lien debt investments were performing and current on their interest payments as of June 30, 2020 and December 31, 2019.

CONSOLIDATED RESULTS OF OPERATIONS
For the three month and six month periods ended June 30, 2020 and 2019
The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and losses and net change in unrealized appreciation and depreciation. As a result, quarterly comparisons may not be meaningful.
Investment Income
Investment income for the three month and six month periods ended June 30, 2020 and 2019 was as follows:

	For the three month periods ended		For the six month periods ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Investment income
First Lien Debt	$31,821	$43,546	$67,471	$85,120
Second Lien Debt	7,604	6,246	15,730	11,992
Equity Investments	333	—	518	247
Investment Fund	5,500	6,993	12,049	14,531
Cash	17	82	52	164
Total investment income	$45,275	$56,867	$95,820	$112,054
The decrease in investment income for the three month period ended June 30, 2020 from the comparable period in 2019 was primarily driven by the decrease in LIBOR, loans placed on non-accrual, and lower interest and dividend income from Credit Fund. As of June 30, 2020, the size of our portfolio decreased to $2,048,349 from $2,152,317 as of June 30, 2019, at amortized cost. As of June 30, 2020, the weighted average yield of our first and second lien debt investments decreased to 7.34% from 8.97% as of June 30, 2019 on amortized cost, primarily due to the decrease in LIBOR and loans placed on non-accrual status.
Interest income on our first and second lien debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of June 30, 2020 and 2019, six and six first lien debt investments, respectively, were on non-accrual status. Non-accrual investments had a fair value of $71,308 and $42,182 respectively, which represented approximately 3.7% and 2.0% of total investments at fair value, respectively. The remaining first and second lien debt investments were performing and current on their interest payments as of June 30, 2020 and 2019.
For the three month periods ended June 30, 2020 and 2019, the Company earned $3,547 and $2,266, respectively, in other income. For the six month periods ended June 30, 2020 and 2019, the Company earned $5,891 and $4,294, respectively, in other income. The increase in other income for the three month and six month periods ended June 30, 2020 from the comparable periods in 2019 was primarily driven by higher amendment fees, offset partially by lower prepayment fees.
For the three month periods ended June 30, 2020 and 2019, the Company earned $5,500 and $6,993, respectively, in dividend and interest income from Credit Fund. For the six month periods ended June 30, 2020 and 2019, the Company earned $12,049 and $14,531, respectively, in dividend and interest income from Credit Fund. The decrease for the three month period ended June 30, 2020 from the comparable period in 2019 was driven by the lower interest income on the Mezzanine Loan due to a decrease in the invested balance offset by a higher dividend from the Credit Fund. The decrease for the six month period ended June 30, 2020 from the comparable period in 2019 was driven by the lower interest income on the Mezzanine Loan due to a decrease in the invested balance and lower LIBOR, as well as a lower dividend from the Credit Fund.
Net investment income (loss) for the three month and six month periods ended June 30, 2020 and 2019 was as follows:

	For the three month periods ended		For the six month periods ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Total investment income	$45,275	$56,867	$95,820	$112,054
Net expenses (including excise tax expense)	(23,583)	(28,896)	(50,156)	(56,521)
Net investment income (loss)	$21,692	$27,971	$45,664	$55,533

Expenses

	For the three month periods ended		For the six month periods ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Base management fees	$7,065	$7,913	$14,451	$15,598
Incentive fees	4,667	5,933	9,753	11,779
Professional fees	678	600	1,345	1,345
Administrative service fees	266	165	372	381
Interest expense	9,443	13,032	21,622	25,023
Credit facility fees	788	671	1,378	1,239
Directors’ fees and expenses	121	88	217	181
Other general and administrative	455	434	866	855
Excise tax expense	100	60	152	120
Net expenses	$23,583	$28,896	$50,156	$56,521

Interest expense and credit facility fees for the three month and six month periods ended June 30, 2020 and 2019 were comprised of the following:

	For the three month periods ended		For the six month periods ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Interest expense	$9,443	$13,032	$21,622	$25,023
Facility unused commitment fee	409	296	727	599
Amortization of deferred financing costs	352	266	595	502
Other fees	27	109	56	138
Total interest expense and credit facility fees	$10,231	$13,703	$23,000	$26,262
Cash paid for interest expense	$10,700	$13,345	$23,347	$24,860

Average principal debt outstanding	$1,149,536	$1,114,893	$1,193,000	$1,066,574
Weighted average interest rate	3.25%	4.62%	3.57%	4.67%
The decrease in interest expense for the three month and six month periods ended June 30, 2020 compared to the comparable periods in 2019 was primarily driven by lower LIBOR, partially offset by higher average principal balances outstanding.
Below is a summary of the base management fees and incentive fees incurred during the three month and six month periods ended June 30, 2020 and 2019.

	For the three month periods ended		For the six month periods ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Base management fees	$7,065	$7,913	$14,451	$15,598
Incentive fees on pre-incentive fee net investment income	4,667	5,933	9,753	11,779
Realized capital gains incentive fees	—	—	—	—
Accrued capital gains incentive fees	—	—	—	—
Total capital gains incentive fees	—	—	—	—
Total incentive fees	4,667	5,933	9,753	11,779
Total base management fees and incentive fees	$11,732	$13,846	$24,204	$27,377
The decrease in base management fees and incentive fees related to pre-incentive fee net investment income for the three month and six month periods ended June 30, 2020 from the comparable periods in 2019 was driven by lower investment fair value and lower pre-incentive fee net investment income, respectively.
For the three month and six month periods ended June 30, 2020 and 2019, there were no accrued capital gains incentive fees based upon the cumulative net realized and unrealized appreciation (depreciation) as of June 30, 2020 and 2019. The accrual for any capital gains incentive fee under accounting principles generally accepted in the United States (“U.S. GAAP”) in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. See Note 4 to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q for more information on the incentive and base management fees.
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
Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) on Investments
During both the three month and six month periods ended June 30, 2020, we had realized gains on 2 and 6 investments, respectively, totaling approximately $130 and $757, respectively, which were offset by realized losses on 14 and 17 investments, respectively, totaling approximately $47,914 and $50,238, respectively. During the three month and six month periods ended June 30, 2019, we had realized gains on 2 and 4 investments, respectively, totaling approximately $1,732 and $2,691, respectively, which were offset by realized losses on 2 and 3 investments, respectively, totaling approximately $9,413 and $9,473, respectively. During the three month and six month periods ended June 30, 2020, we had unrealized appreciation on 105 and 35 investments, respectively, totaling approximately $102,766 and $44,593, respectively, which was offset by unrealized depreciation on 33 and 116 investments, respectively, totaling approximately $20,510 and $107,900, respectively. During the three month and six month periods ended June 30, 2019, we had unrealized appreciation on 71 and 141 investments, respectively, totaling approximately $18,150 and $34,345, respectively, which was offset by unrealized depreciation on 61 and 98 investments, respectively, totaling approximately $28,683 and $39,613, respectively.
Net realized gain (loss) and net change in unrealized appreciation (depreciation) by the type of investments for the three month and six month periods ended June 30, 2020 and 2019 were as follows:

	For the three month periods ended		For the six month periods ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net realized gain (loss) on investments	$(47,784)	$(7,681)	$(49,481)	$(6,782)
Net change in unrealized appreciation (depreciation) on investments	82,256	(10,533)	(63,307)	(5,268)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	$34,472	$(18,214)	$(112,788)	$(12,050)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) by the type of investments for the three month and six month periods ended June 30, 2020 and 2019 were as follows:

	For the three month periods ended				For the six month periods ended
	June 30, 2020		June 30, 2019		June 30, 2020		June 30, 2019
Type	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)
First Lien Debt	$(47,571)	$57,212	$(9,413)	$(4,290)	$(49,625)	$(33,447)	$(9,473)	$(3,312)
Second Lien Debt	(213)	6,008	—	234	(213)	(28,026)	—	1,653
Equity Investments	—	1,907	1,732	(1,572)	357	(1)	2,691	800
Investment Fund	—	17,129	—	(4,905)	—	(1,833)	—	(4,409)
Total	$(47,784)	$82,256	$(7,681)	$(10,533)	$(49,481)	$(63,307)	$(6,782)	$(5,268)
Net change in unrealized appreciation in our investments for the three month period ended June 30, 2020 compared to the comparable period in 2019 was primarily due to lower market yields. Net change in unrealized depreciation in our investments for the six month period ended June 30, 2020 compared to the comparable period in 2019 was primarily due to higher market yields related to the COVID-19 pandemic. Net change in unrealized appreciation (depreciation) is also driven by changes in other inputs utilized under our valuation methodology, including, but not limited to, enterprise value multiples, leverage multiples and borrower ratings, and the impact of exits.

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

Selected Financial Data
Since inception of Credit Fund and through June 30, 2020 and December 31, 2019, the Company and Credit Partners each made capital contributions of $1 and $1 in members’ equity, respectively, and $216,000 and $123,500 in subordinated loans, respectively, to Credit Fund. Below is certain summarized consolidated financial information for Credit Fund as of June 30, 2020 and December 31, 2019.

	June 30, 2020	December 31, 2019
	(unaudited)
Selected Consolidated Balance Sheet Information
ASSETS
Investments, at fair value (amortized cost of $1,310,783 and $1,258,157, respectively)	$1,258,000	$1,246,839
Cash and cash equivalents	38,900	64,787
Other assets	9,324	9,369
Total assets	$1,306,224	$1,320,995
LIABILITIES AND MEMBERS’ EQUITY
Secured borrowings	$462,000	$441,077
Notes payable, net of unamortized debt issuance costs of $3,198 and $3,441, respectively	445,206	528,407
Mezzanine loans (1)	—	93,000
Other Short-Term Borrowings	11,119	—
Other liabilities	19,395	32,383
Subordinated loans and members’ equity (1)	368,504	226,128
Liabilities and members’ equity	$1,306,224	$1,320,995
(1) As of June 30, 2020 and December 31, 2019, the Company’s ownership interest in the subordinated loans and members’ equity was $202,263 and $111,596, respectively, and $0 and $93,000, respectively, in the mezzanine loans.

	For the three month periods ended		For the six month periods ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(unaudited)
Selected Consolidated Statement of Operations Information:
Total investment income	$19,821	$23,734	$41,413	$46,340
Expenses
Interest and credit facility expenses	9,552	15,671	23,479	30,401
Other expenses	590	472	1,093	913
Total expenses	10,142	16,143	24,572	31,314
Net investment income (loss)	9,679	7,591	16,841	15,026
Net realized gain (loss) on investments	—	(68)	—	(8,353)
Net change in unrealized appreciation (depreciation) on investments	44,828	(7,552)	(41,465)	10,226
Net increase (decrease) resulting from operations	$54,507	$(29)	$(24,624)	$16,899

Below is a summary of Credit Fund’s portfolio, followed by a listing of the loans in Credit Fund's portfolio, as of June 30, 2020 and December 31, 2019:

	As of
	June 30, 2020	December 31, 2019
Senior secured loans (1)	$1,315,517	$1,260,582
Weighted average yields of senior secured loans based on amortized cost (2)	5.56%	6.51%
Weighted average yields of senior secured loans based on fair value (2)	5.79%	6.55%
Number of portfolio companies in Credit Fund	63	61
Average amount per portfolio company (1)	$20,881	$20,665
Number of loans on non-accrual status	1	1
Fair value of loans on non-accrual status	$21,151	$21,150
Percentage of portfolio at floating interest rates (3)(4)	98.3%	98.3%
Percentage of portfolio at fixed interest rates (4)	1.7%	1.7%
Fair value of loans with PIK provisions	$48,750	$21,150
Percentage of portfolio with PIK provisions (4)	3.9%	1.7%
(1)At par/principal amount.
(2)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of June 30, 2020 and December 31, 2019. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.
(3)Floating rate debt investments are primarily subject to interest rate floors.
(4)Percentages based on fair value.

Consolidated Schedule of Investments as of June 30, 2020
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
First Lien Debt (97.84% of fair value)
Achilles Acquisition, LLC	+\#	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.00%	4.19%	10/13/2025	$29,715	$29,605	$28,229
Acrisure, LLC	\#	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 3.50%	3.68%	2/15/2027	25,763	25,733	24,282
Advanced Instruments, LLC	+*\	(2) (3) (7)	Healthcare & Pharmaceuticals	L + 5.25%	6.25%	10/31/2022	33,502	33,441	33,041
Alku, LLC	+#	(2) (3)	Business Services	L + 5.50%	6.38%	7/29/2026	24,938	24,701	24,496
Alpha Packaging Holdings, Inc.	+*\	(2) (3)	Containers, Packaging & Glass	L + 6.00%	7.00%	11/12/2021	16,597	16,597	16,490
AmeriLife Holdings LLC	#	(2) (3) (7)	Banking, Finance, Insurance & Real Estate	L + 4.00%	4.17%	3/18/2027	8,864	8,839	8,720
Analogic Corporation	^+	(2) (3) (7)	Capital Equipment	L + 5.25%	6.25%	6/22/2024	18,952	18,929	18,713
Anchor Packaging, Inc.		(2) (3)	Containers, Packaging & Glass	L + 3.75%	3.93%	7/18/2026	24,846	24,754	24,456
API Technologies Corp.	+\	(2) (3)	Aerospace & Defense	L + 4.25%	4.43%	5/9/2026	14,850	14,783	13,583
Aptean, Inc.	+\	(2) (3)	Software	L + 4.25%	4.43%	4/23/2026	12,344	12,285	11,993
AQA Acquisition Holding, Inc.	+*\	(2) (3) (7)	High Tech Industries	L + 4.25%	5.25%	5/24/2023	18,857	18,840	18,720
Astra Acquisition Corp.	+#	(2) (3)	Software	L + 5.50%	6.50%	3/1/2027	28,928	28,504	28,508
Avalign Technologies, Inc.	+\	(2) (3)	Healthcare & Pharmaceuticals	L + 4.50%	5.57%	12/22/2025	14,666	14,545	13,822
Big Ass Fans, LLC	+*\	(2) (3)	Capital Equipment	L + 3.75%	4.75%	5/21/2024	13,837	13,776	13,240
BK Medical Holding Company, Inc.	^+	(2) (3) (7)	Healthcare & Pharmaceuticals	L + 5.25%	6.25%	6/22/2024	24,287	24,043	23,410
Brooks Equipment Company, LLC	+*	(2) (3)	Construction & Building	L + 5.00%	6.00%	5/1/2021	5,066	5,063	5,053
Chemical Computing Group ULC (Canada)	^+	(2) (3) (7)	Software	L + 5.00%	6.00%	8/30/2023	14,127	13,332	13,839
Clarity Telecom LLC.	+	(2) (3)	Media: Broadcasting & Subscription	L + 4.25%	4.43%	8/30/2026	14,888	14,844	14,566
Clearent Newco, LLC	^+\	(2) (3) (7)	High Tech Industries	L + 5.50%	6.50%	3/20/2025	31,271	30,995	29,445
Datto, Inc.	+\	(2) (3)	High Tech Industries	L + 4.25%	4.43%	4/2/2026	12,375	12,316	12,004
DecoPac, Inc.	^+*\	(2) (3) (7)	Non-durable Consumer Goods	L + 4.25%	5.25%	9/29/2024	12,765	12,672	12,672
DTI Holdco, Inc.	+*\	(2) (3)	High Tech Industries	L + 4.75%	5.75%	9/30/2023	18,788	18,688	15,019
Eliassen Group, LLC	+\	(2) (3)	Business Services	L + 4.50%	4.68%	11/5/2024	7,562	7,532	7,432
EvolveIP, LLC	^+	(2) (3) (7)	Telecommunications	L + 5.75%	6.75%	6/7/2023	19,899	19,850	19,601
Exactech, Inc.	+\#	(2) (3)	Healthcare & Pharmaceuticals	L + 3.75%	4.75%	2/14/2025	21,639	21,514	18,538
Excel Fitness Holdings, Inc.	+#	(2) (3)	Hotel, Gaming & Leisure	L + 5.25%	6.25%	10/7/2025	24,875	24,652	21,723
Frontline Technologies Holdings, LLC	+	(2) (3)	Software	L + 5.75%	6.75%	9/18/2023	14,962	14,167	15,040
Golden West Packaging Group LLC	+*\	(2) (3)	Containers, Packaging & Glass	L + 5.75%	6.75%	6/20/2023	29,172	29,034	28,877
HMT Holding Inc.	+*\	(2) (3) (7)	Energy: Oil & Gas	L + 4.75%	5.74%	11/17/2023	37,222	36,800	36,869
Jensen Hughes, Inc.		(2) (3) (7)	Utilities: Electric	L + 4.50%	5.50%	3/22/2024	33,178	33,048	31,732
KAMC Holdings, Inc.	+#	(2) (3)	Energy: Electricity	L + 4.00%	4.36%	8/14/2026	13,895	13,833	12,128
Lionbridge Technologies, Inc.	+	(2) (3)	Business Services	L + 6.25%	7.25%	12/29/2025	24,875	24,875	24,865
Maravai Intermediate Holdings, LLC	+\#	(2) (3)	Healthcare & Pharmaceuticals	L + 4.25%	5.25%	8/2/2025	29,475	29,248	29,051
Marco Technologies, LLC	^+\	(2) (3) (7)	Media: Advertising, Printing & Publishing	L + 4.00%	5.00%	10/30/2023	7,332	7,286	7,332

Consolidated Schedule of Investments as of June 30, 2020
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
Mold-Rite Plastics, LLC	+\	(2) (3)	Chemicals, Plastics & Rubber	L + 4.25%	5.32%	12/14/2021	$14,557	$14,528	$14,488
MSHC, Inc.	^+*\	(2) (3) (7)	Construction & Building	L + 4.25%	5.25%	12/31/2024	44,315	44,187	43,345
Newport Group Holdings II, Inc.	+\#	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 3.50%	3.81%	9/13/2025	23,595	23,385	22,415
Odyssey Logistics & Technology Corp.	+*\#	(2) (3)	Transportation: Cargo	L + 4.00%	5.00%	10/12/2024	38,955	38,816	34,962
Output Services Group	^+\	(2) (3)	Media: Advertising, Printing & Publishing	L + 4.50%	5.50%	3/27/2024	19,521	19,476	13,665
PAI Holdco, Inc.	+*\	(2) (3)	Automotive	L + 4.25%	5.32%	1/5/2025	19,439	19,372	19,377
Park Place Technologies, Inc.	+\#	(2) (3)	High Tech Industries	L + 4.00%	5.00%	3/28/2025	22,445	22,374	22,360
Pasternack Enterprises, Inc.	+\	(2) (3)	Capital Equipment	L + 4.00%	5.00%	7/2/2025	22,640	22,627	22,117
Pharmalogic Holdings Corp.	+\	(2) (3)	Healthcare & Pharmaceuticals	L + 4.00%	5.00%	6/11/2023	11,264	11,241	11,155
Premise Health Holding Corp.	^ +\#	(2) (3) (7)	Healthcare & Pharmaceuticals	L + 3.50%	3.81%	7/10/2025	13,654	13,600	13,423
Propel Insurance Agency, LLC	^+\	(2) (3) (7)	Banking, Finance, Insurance & Real Estate	L + 4.25%	5.25%	6/1/2024	22,418	21,992	21,925
Q Holding Company	+*\#	(2) (3)	Automotive	L + 5.00%	6.00%	12/31/2023	21,845	21,688	21,046
QW Holding Corporation (Quala)	^+*	(2) (3) (7)	Environmental Industries	L + 6.25%	7.25%	8/31/2022	16,272	16,130	15,395
Radiology Partners, Inc.	+\#	(2) (3)	Healthcare & Pharmaceuticals	L + 4.25%	5.29%	7/9/2025	27,686	27,571	25,679
RevSpring Inc.	*\#	(2) (3)	Media: Advertising, Printing & Publishing	L + 4.25%	4.56%	10/11/2025	29,600	29,397	28,972
Situs Group Holdings Corporation	+\	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.75%	5.75%	6/28/2025	14,862	14,761	14,403
Surgical Information Systems, LLC	+*\	(2) (3) (6)	High Tech Industries	L + 5.00%	6.00%	4/24/2023	26,168	26,027	25,723
Systems Maintenance Services Holding, Inc.	^*	(2) (3) (9)	High Tech Industries	L + 5.00%	6.00%	10/30/2023	23,643	23,561	18,583
T2 Systems, Inc.	^+*	(2) (3) (7)	Transportation: Consumer	L + 6.75%	7.75%	9/28/2022	17,368	17,156	17,276
The Original Cakerie, Ltd. (Canada)	+\	(2) (3)	Beverage, Food & Tobacco	L + 5.00%	6.00%	7/20/2022	8,883	8,861	8,818
The Original Cakerie, Ltd. (Canada)	+*	(2) (3)	Beverage, Food & Tobacco	L + 4.50%	6.00%	7/20/2022	7,992	7,976	7,940
Thoughtworks, Inc.	*\#	(2) (3)	Business Services	L + 3.75%	4.75%	10/11/2024	11,764	11,740	11,235
U.S. Acute Care Solutions, LLC	+*\	(2) (3)	Healthcare & Pharmaceuticals	L + 5.00%, 1.00% PIK	7.00%	5/15/2021	31,218	31,154	27,599
U.S. TelePacific Holdings Corp.	+*\	(2) (3)	Telecommunications	L + 5.50%	6.50%	5/2/2023	26,660	26,521	20,769
Valet Waste Holdings, Inc.	+\#	(2) (3)	Construction & Building	L + 3.75%	3.93%	9/28/2025	18,012	17,925	16,796
VRC Companies, LLC	^+	(2) (3) (7)	Business Services	L + 6.50%	7.50%	3/31/2023	25,145	23,788	24,998
Welocalize, Inc.	+	(2) (3) (7)	Business Services	L + 4.50%	5.50%	12/2/2024	22,626	22,392	22,250
WRE Holding Corp.	^+*	(2) (3) (7)	Environmental Industries	L + 5.00%	5.30%	1/3/2023	7,837	7,788	7,638
Zywave, Inc.	+*\	(2) (3)	High Tech Industries	L + 5.00%	6.00	11/17/2022	19,004	18,903	18,939
First Lien Debt Total								$1,284,061	$1,230,780
Second Lien Debt (1.73% of fair value)
DBI Holding, LLC	^*	(8)	Transportation: Cargo	9.00% PIK	9.00%	2/1/2026	$21,151	$20,697	$21,151
Zywave, Inc.	*	(2) (3) (7)	High Tech Industries	L + 9.00%	10%	11/17/2023	666	661	661
Second Lien Debt Total								$21,364	$21,764

Investments (1)		Footnotes	Industry	Type	Shares/Units	Cost	Fair Value (6)
Equity Investments (0.43% of fair value)
DBI Holding, LLC	^*		Transportation: Cargo	Preferred Equity	13,996	$5,364	$5,408
DBI Holding, LLC	^*		Transportation: Cargo	Common Stock	2,911	$—	$—
Equity Investments Total						$5,364	$5,408
Total Investments						$1,310,783	$1,258,000

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
(1)Unless otherwise indicated, issuers of investments held by Credit Fund are domiciled in the United States. As of June 30, 2020, the geographical composition of investments as a percentage of fair value was 2.44% in Canada and 97.56% in the United States. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, Credit Fund has indicated the reference rate used and provided the spread and the interest rate in effect as of June 30, 2020. As of June 30, 2020, the reference rates for Credit Fund’s variable rate loans were the 30-day LIBOR at 0.17%, the 90-day LIBOR at 0.30% and the 180-day LIBOR at 0.37%.
(3)Loan includes interest rate floor feature, which is generally 1.00%.
(4)Amortized cost represents original cost, including origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion/amortization of discounts/premiums, as applicable, on debt investments using the effective interest method.
(5)Fair value is determined in good faith by or under the direction of the board of managers of Credit Fund, pursuant to Credit Fund’s valuation policy, with the fair value of all investments determined using significant unobservable inputs, which is substantially similar to the valuation policy of the Company provided in Note 3, Fair Value Measurements to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.
(6)In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, Credit Fund Sub and the 2017-1 Issuer is entitled to receive additional interest as a result of an agreement among lenders as follows: Surgical Information Systems, LLC (1.01%). Pursuant to the agreement among lenders in respect of these loans, these investments represent a first lien/last out loan, which has a secondary priority behind the first lien/first out loan with respect to principal, interest and other payments.

(7)As of June 30, 2020, Credit Fund and Credit Fund Sub had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

First Lien Debt – unfunded delayed draw and revolving term loans commitments	Type	Unused Fee	Par/ Principal Amount	Fair Value
Advanced Instruments, LLC	Revolver	0.50%	$2,500	$(32)
AmeriLife Holdings LLC	Delayed Draw	1.00	1,136	(16)
Analogic Corporation	Revolver	0.50	1,975	(23)
AQA Acquisition Holding, Inc.	Revolver	0.50	2,459	(16)
BK Medical Holding Company, Inc.	Revolver	0.50	2,609	(85)
Chemical Computing Group ULC (Canada)	Revolver	0.50	873	(17)
Clearent Newco, LLC	Delayed Draw	1.00	4,977	(251)
DecoPac, Inc.	Revolver	0.50	1,714	(11)
EvolveIP, LLC	Delayed Draw	1.00	2,240	(28)
EvolveIP, LLC	Revolver	0.50	1,344	(17)
HMT Holding Inc.	Revolver	0.50	1,940	(17)
Jensen Hughes, Inc.	Delayed Draw	1.00	2,068	(80)
Jensen Hughes, Inc.	Revolver	0.50	2,000	(78)
Marco Technologies, LLC	Delayed Draw	1.00	7,500	—
MSHC, Inc.	Delayed Draw	1.00	5,130	(101)
Premise Health Holding Corp.	Delayed Draw	1.00	1,103	(17)
Propel Insurance Agency, LLC	Delayed Draw	0.50	7,143	(110)
Propel Insurance Agency, LLC	Revolver	0.50	2,381	(37)
QW Holding Corporation (Quala)	Delayed Draw	1.00	161	(8)
QW Holding Corporation (Quala)	Revolver	0.50	852	(43)
T2 Systems, Inc.	Revolver	0.50	1,955	(9)
VRC Companies, LLC	Delayed Draw	0.75	5,574	(26)
VRC Companies, LLC	Revolver	0.50	858	(4)
Welocalize, Inc.	Revolver	0.50	2,363	(35)
WRE Holding Corp.	Delayed Draw	1.00	1,981	(40)
Zywave, Inc.	Revolver	0.50	1,125	(4)
Total unfunded commitments			$65,961	$(1,105)
(8)Loan was on non-accrual status as of June 30, 2020.
(9)The sale of a portion of this loan does not qualify for sale accounting under ASC Topic 860 - Transfers and Servicing ("ASC Topic 860"), and therefore, the asset remains in the Consolidated Schedule of Investments.

Consolidated Schedule of Investments as of December 31, 2019
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
First Lien Debt (98.11% of fair value)
Achilles Acquisition, LLC	+\#	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.00%	5.75%	10/13/2025	$17,865	$17,776	$17,763
Acrisure, LLC	+\	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 3.75%	5.85%	11/22/2023	11,820	11,810	11,805
Acrisure, LLC	+\#	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.25%	6.35%	11/22/2023	20,674	20,639	20,674
Advanced Instruments, LLC	^+*\	(2) (3) (7)	Healthcare & Pharmaceuticals	L + 5.25%	6.99%	10/31/2022	35,610	35,536	35,466
Alku, LLC	+#	(2) (3)	Business Services	L + 5.50%	7.44%	7/29/2026	25,000	24,754	24,624
Alpha Packaging Holdings, Inc.	+*\	(2) (3)	Containers, Packaging & Glass	L + 4.25%	6.35%	5/12/2020	16,684	16,676	16,601
AmeriLife Group, LLC	^#	(2) (3) (7)	Banking, Finance, Insurance & Real Estate	L + 4.50%	6.20%	6/5/2026	16,627	16,557	16,558
Anchor Packaging, Inc.	^#	(2) (3) (7)	Containers, Packaging & Glass	L + 4.00%	5.70%	7/18/2026	20,462	20,363	20,457
API Technologies Corp.	+\	(2) (3)	Aerospace & Defense	L + 4.25%	5.95%	5/9/2026	14,925	14,853	14,807
Aptean, Inc.	+\	(2) (3)	Software	L + 4.25%	6.34%	4/23/2026	12,406	12,344	12,385
AQA Acquisition Holding, Inc.	^*\	(2) (3) (7)	High Tech Industries	L + 4.25%	6.16%	5/24/2023	18,954	18,922	18,860
Avalign Technologies, Inc.	+\	(2) (3)	Healthcare & Pharmaceuticals	L + 4.50%	6.70%	12/22/2025	14,741	14,610	14,626
Big Ass Fans, LLC	+*\	(2) (3)	Capital Equipment	L + 3.75%	5.85%	5/21/2024	13,909	13,841	13,903
Borchers, Inc.	+*\	(2) (3) (7)	Chemicals, Plastics & Rubber	L + 4.50%	6.60%	11/1/2024	15,116	15,072	15,085
Brooks Equipment Company, LLC	*		Construction & Building	L + 5.00%	6.91%	8/29/2020	5,144	5,141	5,141
Clarity Telecom LLC.	+	(2) (3)	Media: Broadcasting & Subscription	L + 4.50%	6.20%	8/30/2026	14,963	14,915	14,902
Clearent Newco, LLC	^+\	(2) (3) (7)	High Tech Industries	L + 5.50%	7.44%	3/20/2025	29,738	29,436	29,134
Datto, Inc.	+\	(2) (3)	High Tech Industries	L + 4.25%	5.95%	4/2/2026	12,438	12,375	12,420
DecoPac, Inc.	+*\	(2) (3) (7)	Non-durable Consumer Goods	L + 4.25%	6.01%	9/29/2024	12,336	12,233	12,292
Dent Wizard International Corporation	+\	(2) (3)	Automotive	L + 4.00%	5.70%	4/7/2020	36,880	36,843	36,717
DTI Holdco, Inc.	+*\	(2) (3)	High Tech Industries	L + 4.75%	6.68%	9/30/2023	18,885	18,771	17,611
Eliassen Group, LLC	+\	(2) (3)	Business Services	L + 4.50%	6.20%	11/5/2024	7,581	7,548	7,579
EIP Merger Sub, LLC (Evolve IP)	^+	(2) (3) (7)	Telecommunications	L + 5.75%	7.45%	6/7/2023	19,661	19,605	19,661
Exactech, Inc.	+\#	(2) (3)	Healthcare & Pharmaceuticals	L + 3.75%	5.45%	2/14/2025	21,772	21,634	21,751
Excel Fitness Holdings, Inc.	+#	(2) (3)	Hotel, Gaming & Leisure	L + 5.25%	6.95%	10/7/2025	25,000	24,758	24,875
Golden West Packaging Group LLC	+*\	(2) (3)	Containers, Packaging & Glass	L + 5.75%	7.45%	6/20/2023	29,464	29,303	29,072
HMT Holding Inc.	^+*\	(2) (3) (7)	Energy: Oil & Gas	L + 5.00%	6.74%	11/17/2023	33,157	32,678	32,972
Jensen Hughes, Inc.	^+*\	(2) (3) (7)	Utilities: Electric	L + 4.50%	6.24%	3/22/2024	33,909	33,757	33,550
KAMC Holdings, Inc.	+#	(2) (3)	Energy: Electricity	L + 4.00%	5.91%	8/14/2026	13,965	13,899	13,881
MAG DS Corp.	^+\	(2) (3) (7)	Aerospace & Defense	L + 4.75%	6.46%	6/6/2025	28,471	28,242	28,286
Maravai Intermediate Holdings, LLC	+\#	(2) (3)	Healthcare & Pharmaceuticals	L + 4.25%	6.00%	8/2/2025	29,625	29,378	29,400
Marco Technologies, LLC	^+\	(2) (3) (7)	Media: Advertising, Printing & Publishing	L + 4.25%	6.16%	10/30/2023	7,463	7,410	7,463
Mold-Rite Plastics, LLC	+\	(2) (3)	Chemicals, Plastics & Rubber	L + 4.25%	5.95%	12/14/2021	$14,557	$14,519	$14,524

Consolidated Schedule of Investments as of December 31, 2019
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
MSHC, Inc.	^+*\	(2) (3) (7)	Construction & Building	L + 4.25%	5.95%	12/31/2024	38,251	38,138	38,166
Newport Group Holdings II, Inc.	+\#	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 3.75%	5.65%	9/13/2025	23,715	23,487	23,663
Odyssey Logistics & Technology Corp.	+*\#	(2) (3)	Transportation: Cargo	L + 4.00%	5.70%	10/12/2024	39,013	38,859	38,763
Output Services Group	^+\	(2) (3) (7)	Media: Advertising, Printing & Publishing	L + 4.50%	6.20%	3/27/2024	19,621	19,570	19,469
PAI Holdco, Inc.	+*\	(2) (3)	Automotive	L + 4.25%	6.35%	1/5/2025	19,532	19,458	19,532
Park Place Technologies, Inc.	+\#	(2) (3)	High Tech Industries	L + 4.00%	5.70%	3/28/2025	22,566	22,489	22,566
Pasternack Enterprises, Inc.	+\	(2) (3)	Capital Equipment	L + 4.00%	5.70%	7/2/2025	22,755	22,742	22,653
Pathway Vet Alliance LLC	+\	(2) (3) (7)	Consumer Services	L + 4.50%	6.21%	12/20/2024	19,085	18,708	19,217
Pharmalogic Holdings Corp.	+\	(2) (3)	Healthcare & Pharmaceuticals	L + 4.00%	5.70%	6/11/2023	11,320	11,296	11,302
Premise Health Holding Corp.	^+\#	(2) (3) (7)	Healthcare & Pharmaceuticals	L + 3.50%	5.60%	7/10/2025	13,723	13,665	13,501
Propel Insurance Agency, LLC	^+\	(2) (3) (7)	Banking, Finance, Insurance & Real Estate	L + 4.25%	6.35%	6/1/2024	22,532	22,056	22,395
Q Holding Company	+*\#	(2) (3)	Automotive	L + 5.00%	6.70%	12/31/2023	21,955	21,777	21,922
QW Holding Corporation (Quala)	^+*	(2) (3) (7)	Environmental Industries	L + 5.75%	7.73%	8/31/2022	11,630	11,449	11,531
Radiology Partners, Inc.	+\#	(2) (3)	Healthcare & Pharmaceuticals	L + 4.75%	6.66%	7/9/2025	28,719	28,590	28,768
RevSpring Inc.	+*\#	(2) (3)	Media: Advertising, Printing & Publishing	L + 4.00%	5.95%	10/11/2025	24,750	24,631	24,608
Situs Group Holdings Corporation	^+\	(2) (3) (7)	Banking, Finance, Insurance & Real Estate	L + 4.75%	6.45%	6/28/2025	13,715	13,621	13,697
Systems Maintenance Services Holding, Inc.	+*	(2) (3)	High Tech Industries	L + 5.00%	6.70%	10/30/2023	23,765	23,672	18,180
Surgical Information Systems, LLC	+*\	(2) (3) (6)	High Tech Industries	L + 4.75%	7.47%	4/24/2023	26,168	26,005	25,715
T2 Systems, Inc.	^+*	(2) (3) (7)	Transportation: Consumer	L + 6.75%	8.85%	9/28/2022	18,045	17,789	18,045
The Original Cakerie, Ltd. (Canada)	+*	(2) (3) (7)	Beverage, Food & Tobacco	L + 5.00%	6.84%	7/20/2022	8,928	8,897	8,887
The Original Cakerie, Ltd. (Canada)	^*	(2) (3) (7)	Beverage, Food & Tobacco	L + 4.50%	6.34%	7/20/2022	6,826	6,801	6,790
ThoughtWorks, Inc.	+*\	(2) (3)	Business Services	L + 4.00%	5.70%	10/11/2024	11,824	11,794	11,824
U.S. Acute Care Solutions, LLC	+*\	(2) (3)	Healthcare & Pharmaceuticals	L + 5.00%	6.91%	5/15/2021	31,431	31,331	29,869
U.S. TelePacific Holdings Corp.	+*\	(2) (3)	Telecommunications	L + 5.00%	7.10%	5/2/2023	26,660	26,499	25,430
Valet Waste Holdings, Inc.	+\	(2) (3)	Construction & Building	L + 3.75%	5.70%	9/28/2025	11,850	11,825	11,688
Welocalize, Inc.	+^	(2) (3) (7)	Business Services	L + 4.50%	6.21%	12/2/2024	23,038	22,788	22,787
WIRB - Copernicus Group, Inc.	+*\	(2) (3) (7)	Healthcare & Pharmaceuticals	L + 4.25%	5.95%	8/15/2022	20,888	20,822	20,887
WRE Holding Corp.	^+*	(2) (3) (7)	Environmental Industries	L + 5.00%	6.91%	1/3/2023	7,431	7,372	7,304
Zywave, Inc.	+*\	(2) (3) (7)	High Tech Industries	L + 5.00%	6.93%	11/17/2022	19,228	19,107	19,211
First Lien Debt Total								$1,231,436	$1,223,215
Second Lien Debt (1.75% of fair value)
DBI Holding, LLC	^*	(2) (3) (8)	Transportation: Cargo	9.00% PIK	8.00%	2/1/2026	$21,150	$20,697	$21,150
Zywave, Inc.	*	(2) (3)	High Tech Industries	L + 9.00%	10.94%	11/17/2023	666	660	664

Consolidated Schedule of Investments as of December 31, 2019
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
Second Lien Debt Total								$21,357	$21,814
Equity Investments (0.15% of fair value)
DBI Holding, LLC	^		Transportation: Cargo				$16,957	$5,364	$1,810
Equity Investments Total								$5,364	$1,810
Total Investments								$1,258,157	$1,246,839

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
(1)Unless otherwise indicated, issuers of investments held by Credit Fund are domiciled in the United States. As of December 31, 2019, the geographical composition of investments as a percentage of fair value was 1.26% in Canada and 98.74% in the United States. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, Credit Fund has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2019. As of December 31, 2019, the reference rates for Credit Fund's variable rate loans were the 30-day LIBOR at 1.75%, the 90-day LIBOR at 1.91% and the 180-day LIBOR at 1.91%.
(3)Loan includes interest rate floor feature, which is generally 1.00%.
(4)Amortized cost represents original cost, including origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion/amortization of discounts/premiums, as applicable, on debt investments using the effective interest method.
(5)Fair value is determined in good faith by or under the direction of the board of managers of Credit Fund, pursuant to Credit Fund’s valuation policy, with the fair value of all investments determined using significant unobservable inputs, which is substantially similar to the valuation policy of the Company provided in Note 3, Fair Value Measurements.
(6)In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, Credit Fund is entitled to receive additional interest as a result of an agreement among lenders as follows: Surgical Information Systems, LLC (0.89%). Pursuant to the agreement among lenders in respect of these loans, these investments represent a first lien/last out loan, which has a secondary priority behind the first lien/first out loan with respect to principal, interest and other payments.

(7)As of December 31, 2019, Credit Fund and Credit Fund Sub had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

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
(8)Loan was on non-accrual status as of December 31, 2019.

Debt
Credit Fund, Credit Fund Sub and Credit Fund Warehouse II are party to separate credit facilities as described below. In addition, until May 15, 2019, the 2019-2 Issuer (formerly known as Credit Fund Warehouse) was a party to the Credit Warehouse Facility. As of June 30, 2020 and December 31, 2019, Credit Fund, Credit Fund Sub and Credit Fund Warehouse II were in compliance with all covenants and other requirements of their respective credit facility agreements. Below is a summary of the borrowings and repayments under the credit facilities for the three month and six month periods ended 2020 and 2019, and the outstanding balances under the credit facilities for the respective periods.

	Credit Fund Facility		Credit Fund Sub Facility		Credit Fund Warehouse Facility		Credit Fund Warehouse II Facility
	2020	2019	2020	2019	2020	2019	2020	2019
Three Month Periods Ended June 30,
Outstanding balance, beginning of period	$—	$123,800	$367,006	$510,750	N/A	$113,917	$95,415	N/A
Borrowings	—	20,200	43,000	48,850	N/A	21,672	13,579	N/A
Repayments	—	(64,000)	(57,000)	(175,107)	N/A	(135,589)	—	N/A
Outstanding balance, end of period	$—	$80,000	$353,006	$384,493	N/A	$—	$108,994	N/A

Six Month Periods Ended June 30,
Outstanding Borrowing, beginning of period	$93,000	$112,000	$343,506	$471,134	N/A	$101,045	$97,571	N/A
Borrowings	63,500	50,700	100,000	108,870	N/A	34,544	33,373	N/A
Repayments	(156,500)	(82,700)	(90,500)	(195,511)	N/A	(135,589)	(21,950)	N/A
Outstanding balance, end of period	$—	$80,000	$353,006	$384,493	N/A	$—	$108,994	N/A
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
As of June 30, 2020 and December 31, 2019, the 2017-1 Issuer was in compliance with all covenants and other requirements of the indenture.
2019-2 Notes
On May 21, 2019, Credit Fund completed the 2019-2 Debt Securitization. The notes offered in the 2019-2 Debt Securitization (the “2019-2 Notes”) were issued by the 2019-2 Issuer, a wholly owned and consolidated subsidiary of Credit Fund, and are secured by a diversified portfolio of the 2019-2 Issuer consisting primarily of first and second lien senior secured loans. The 2019-2 Debt Securitization was executed through a private placement of the 2019-2 Notes, consisting of:
•$233,000 of Aaa/AAA Class A-1 Notes, which bear interest at the three-month LIBOR plus 1.50%;
•$48,000 of Aa2/AA Class A-2 Notes, which bear interest at the three-month LIBOR plus 2.40%;
•$23,000 of A2/A Class B Notes, which bear interest at the three-month LIBOR plus 3.45%;
•$27,000 of Baa2/BBB- Class C Notes which bear interest at the three-month LIBOR plus 4.55%; and
•$21,000 of Ba2/BB- Class D Notes which bear interest at the three-month LIBOR plus 8.03%.
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
As of June 30, 2020 and December 31, 2019, the 2019-2 Issuer was in compliance with all covenants and other requirements of the indenture.
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
While economic activity improved into June 2020, we expect that the pace and magnitude of economic recovery will be uneven, and continued market and business disruption created by the COVID-19 pandemic may impact certain aspects of our liquidity. We saw an unprecedented level of calls for revolver fundings and a slowing in our expected repayments in March, though this activity has moderated during the second quarter and into July. Additionally, we saw credit markets rebound in the second quarter following volatility during March, which resulted in appreciation in the valuations of our investments relative to March 31, 2020. However, the resurgence of coronavirus, record high levels of unemployment and suppressed business activity in the U.S. creates uncertainty in the pace of economic recovery, which may impact the performance of our portfolio companies. Depreciation in the valuations of our investments may adversely impact collateral eligibility, which would reduce the availability under the Facilities. We are therefore continuously and critically monitoring our operating results, liquidity and anticipated capital requirements. Our capacity under the Facilities as of June 30, 2020 was well in excess of our unfunded commitments. We believe our current cash position, available capacity on our revolving credit facilities and net cash provided by operating activities will provide us with sufficient resources to meet our obligations and continue to support our investment objectives, including reserving for the capital needs which may arise at our portfolio companies. In addition, on May 5, 2020, we sold 2,000,000 newly issued shares of cumulative convertible preferred stock, par value $0.01 per share (the "Preferred Stock"), in a private placement to an affiliate of Carlyle for total proceeds to the Company of $50.0 million.
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
As of June 30, 2020 and December 31, 2019, we had $29,916 and $36,751, respectively, in cash and cash equivalents. The Facilities consisted of the following as of June 30, 2020 and December 31, 2019:

	June 30, 2020
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
SPV Credit Facility	$275,000	$149,986	$125,014	$19,765
Credit Facility	688,000	324,400	363,600	221,254
Total	$963,000	$474,386	$488,614	$241,019

	December 31, 2019
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
SPV Credit Facility	$275,000	$232,469	$42,531	$4,225
Credit Facility	688,000	384,074	303,926	264,198
Total	$963,000	$616,543	$346,457	$268,423
(1)The unused portion is the amount upon which commitment fees are based.
(2)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.

The following were the carrying values (before debt issuance costs) and fair values of the Company’s 2015-1R Notes as of June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Aaa/AAA Class A-1-1-R Notes	$234,800	$222,600	$234,800	$233,053
Aaa/AAA Class A-1-2-R Notes	50,000	47,856	50,000	49,908
Aaa/AAA Class A-1-3-R Notes	25,000	25,075	25,000	25,163
AA Class A-2-R Notes	66,000	66,000	66,000	66,000
A Class B Notes	46,400	43,829	46,400	46,400
BBB- Class C Notes	27,000	27,000	27,000	27,000
Total	$449,200	$432,360	$449,200	$447,524

As of June 30, 2020 and December 31, 2019, we had a combined $1,038,586 and $1,180,743, respectively, of outstanding consolidated indebtedness under our Facilities, the 2015-1R Notes and the Senior Notes. Our annualized interest cost as of June 30, 2020 and December 31, 2019, was 3.02% and 4.01%, excluding fees (such as fees on undrawn amounts and amortization of upfront fees). For the three months ended June 30, 2020 and 2019, we incurred $9,443 and $13,032, respectively, of interest expense and $788 and $671, respectively, of unused commitment fees. For the six month periods ended June 30, 2020 and 2019, we incurred $21,622 and $25,023, respectively, of interest expense and $1,378 and $1,239, respectively, of unused commitment fees.
Equity Activity
Common shares issued and outstanding as of June 30, 2020 and December 31, 2019 were 56,308,616 and 57,763,811, respectively.

The following table summarizes activity in the number of shares of our common stock outstanding during the six month periods ended June 30, 2020 and 2019:

	For the six month periods ended
	June 30, 2020	June 30, 2019
Common shares outstanding, beginning of period	57,763,811	62,230,251
Repurchase of common stock (1)	(1,455,195)	(2,048,392)
Common shares outstanding, end of period	56,308,616	60,181,859
(1) In order to preserve capital, we have temporarily suspended the Company Stock Repurchase Program. See Note 9 to the consolidated financial statements in Part I, Item 1 of this Form 10-Q for additional information regarding the Company Stock Repurchase Program.
On May 5, 2020, we issued and sold 2,000,000 shares of Preferred Stock, par value $0.01, to an affiliate of Carlyle in a private placement at a price of $25 per share. Shares of Preferred Stock issued and outstanding as of June 30, 2020 and December 31, 2019 were 2,000,000 and 0, respectively.
Contractual Obligations
A summary of our significant contractual payment obligations was as follows as of June 30, 2020 and December 31, 2019:

	As of
Payment Due by Period	June 30, 2020	December 31, 2019
Less than 1 Year	$—	$—
1-3 Years	149,986	—
3-5 Years (1)	439,400	731,543
More than 5 Years (2)	449,200	449,200
Total	$1,038,586	$1,180,743
(1) Includes amounts outstanding under the Facilities and Senior Notes.
(2) Includes amounts outstanding under the 2015-1R Notes.
OFF BALANCE SHEET ARRANGEMENTS
In the ordinary course of our business, we enter into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in these consolidated financial statements as of June 30, 2020 and December 31, 2019 in Part I, Item 1 of this Form 10-Q for any such exposure.
We have in the past, currently are and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments.
We had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Principal Amount as of
	June 30, 2020	December 31, 2019
Unfunded delayed draw commitments	$68,987	$75,874
Unfunded revolving term loan commitments	48,631	74,016
Total unfunded commitments	$117,618	$149,890
Pursuant to an undertaking by us in connection with the 2015-1 Debt Securitization, we agreed to hold on an ongoing basis the 2015-1 Issuer Preferred Interests with an aggregate dollar purchase price at least equal to 5% of the aggregate outstanding amount of all collateral obligations by the 2015-1 Issuer for so long as any securities of the 2015-1 Issuer remains outstanding. As of June 30, 2020 and December 31, 2019, we were in compliance with this undertaking.

DIVIDENDS AND DISTRIBUTIONS
Prior to July 5, 2017, we had an “opt in” dividend reinvestment plan in respect of our common stock. Effective on July 5, 2017, we converted our “opt in” dividend reinvestment plan to an “opt out” dividend reinvestment plan that provides for reinvestment of our dividends and other distributions on behalf of our common stockholders, other than those common stockholders who have “opted out” of the plan. As a result of adopting the plan, if our Board of Directors authorizes, and we declare, a cash dividend or distribution on our common stock, our common stockholders who have not elected to “opt out” of our dividend reinvestment plan will have their cash dividends or distributions automatically reinvested in additional shares of our common stock, rather than receiving cash. Each registered common stockholder may elect to have such common stockholder’s dividends and distributions distributed in cash rather than participate in the plan. For any registered common stockholder that does not so elect, distributions on such common stockholder’s shares will be reinvested by State Street Bank and Trust Company, our plan administrator, in additional common shares. The number of common shares to be issued to the common stockholder will be determined based on the total dollar amount of the cash distribution payable, net of applicable withholding taxes. We intend to use primarily newly issued common shares to implement the plan so long as the market value per share is equal to or greater than the net asset value per share on the relevant valuation date. If the market value per share is less than the net asset value per share on the relevant valuation date, the plan administrator would implement the plan through the purchase of common stock on behalf of participants in the open market, unless we instruct the plan administrator otherwise.
The following table summarizes the Company's dividends declared per share of common stock during the two most recent fiscal years and the current fiscal year to date:

Date Declared	Record Date	Payment Date	Per Share Amount
2018
February 26, 2018	March 29, 2018	April 17, 2018	$0.37
May 2, 2018	June 29, 2018	July 17, 2018	0.37
August 6, 2018	September 28, 2018	October 17, 2018	0.37
November 5, 2018	December 28, 2018	January 17, 2019	0.37
December 12, 2018	December 28, 2018	January 17, 2019	0.20	(1)
Total			$1.68
2019
February 22, 2019	March 29, 2019	April 17, 2019	$0.37
May 6, 2019	June 28, 2019	July 17, 2019	0.37
June 17, 2019	June 28, 2019	July 17, 2019	0.08	(1)
August 5, 2019	September 30, 2019	October 17, 2019	0.37
November 4, 2019	December 31, 2019	January 17, 2020	0.37
December 12, 2019	December 31, 2019	January 17, 2020	0.18	(1)
Total			$1.74
2020
February 24, 2020	March 31, 2020	April 17, 2020	$0.37
May 4, 2020	June 30, 2020	July 17, 2020	$0.37
Total			$0.74
(1)Represents a special dividend.

Our Preferred Stock has a liquidation preference equal to $25 per share (the "Liquidation Preference") plus any accumulated but unpaid dividends up to but excluding the date of distribution. Dividends on our Preferred Stock are payable on a quarterly basis in an initial amount equal to 7.00% per annum of the Liquidation Preference per share, payable in cash, or at our option, 9.00% per annum of the Liquidation Preference payable in additional shares of Preferred Stock. On June 30, 2020, the Company declared a cash dividend on the Preferred Stock for the period from May 5, 2020 through June 30, 2020 in the amount of $0.277 per preferred share to the holder of record on June 30, 2020, which is payable September 30, 2020.

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
As of June 30, 2020 and December 31, 2019, the Company had total senior securities of $1,088,586 and $1,180,743, respectively, consisting of secured borrowings under the Facilities, the Notes Payable, and, only as of June 30, 2020, the Preferred Stock, and had asset coverage ratios of 176.55% and 181.01%, respectively.
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
All factors that might materially impact the value of an investment are considered, including, but not limited to the assessment of the following factors, as relevant:

•the nature and realizable value of any collateral;
•call features, put features and other relevant terms of debt;
•the portfolio company’s leverage and ability to make payments;
•the portfolio company’s public or private credit rating;
•the portfolio company’s actual and expected earnings and discounted cash flow;
•prevailing interest rates and spreads for similar securities and expected volatility in future interest rates;
•the markets in which the portfolio company does business and recent economic and/or market events; and
•comparisons to comparable transactions and publicly traded securities.
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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of June 30, 2020 and December 31, 2019.
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
Dividend Income
Dividend income from the investment fund, Credit Fund, is recorded on the record date for the investment fund to the extent that such amounts are payable by the investment fund and are expected to be collected.
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
Interest Rate Risk
As of June 30, 2020, on a fair value basis, approximately 0.9% of our debt investments bear interest at a fixed rate and approximately 99.1% of our debt investments bear interest at a floating rate, which primarily are subject to interest rate floors. Additionally, our Facilities are also subject to floating interest rates and are currently paid based on floating LIBOR rates.
Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our income in the future.
The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. These hypothetical interest income calculations are based on a model of the settled debt investments in our portfolio, excluding our investment in Credit Fund, held as of June 30, 2020 and December 31, 2019, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. Interest expense is calculated based on outstanding secured borrowings and notes payable as of June 30, 2020 and December 31, 2019 and based on the terms of our Facilities and notes payable. Interest expense on our Facilities and notes payable is calculated using the stated interest rate as of June 30, 2020 and December 31, 2019, adjusted for the hypothetical changes in rates, as shown below. We intend to continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may impact significantly our net interest income.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.
Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2020 and December 31, 2019, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled debt investments (considering interest rate floors for variable rate instruments), excluding our investment in Credit Fund, and outstanding secured borrowings and notes payable assuming no changes in our investment and borrowing structure:

	June 30, 2020			December 31, 2019
Basis Point Change	Interest Income	Interest Expense	Net Investment Income	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$40,002	$(26,958)	$13,044	$57,441	$(31,167)	$26,274
Up 200 basis points	$23,147	$(17,972)	$5,175	$38,294	$(20,778)	$17,516
Up 100 basis points	$6,356	$(8,986)	$(2,630)	$19,147	$(10,389)	$8,758
Down 100 basis points	$(835)	$5,111	$4,276	$(16,433)	$10,389	$(6,044)
Down 200 basis points	$(875)	$6,039	$5,164	$(18,678)	$20,225	$1,547
Down 300 basis points	$(875)	$6,039	$5,164	$(19,053)	$20,823	$1,770

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
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting during the three month period ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
The Company may become party to certain lawsuits in the ordinary course of business. The Company is not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against the Company. See also Note 11 to the consolidated financial statements in Part I, Item 1 of this Form 10-Q.
Item 1A. Risk Factors.
In addition to the other information set forth within this Form 10-Q, consideration should be given to the information disclosed in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2019 and our quarterly report on Form 10-Q for the period ended March 31, 2020.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Except as previously reported, we did not sell any equity securities during the period covered in this report that were not registered under the Securities Act of 1933, as amended.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We did not repurchase any shares of our common stock during the three months ended June 30, 2020.

The Company entered into the Company Stock Repurchase Program on November 5, 2018. Pursuant to the program, the Company is authorized to repurchase up to $100 million in the aggregate of its outstanding common stock in the open market and/or through privately negotiated transactions at prices not to exceed the Company’s net asset value per share as reported in its most recent financial statements, in accordance with the guidelines specified in Rule 10b-18 of the Exchange Act. The timing, manner, price and amount of any repurchases will be determined by the Company, in its discretion, based upon the evaluation of economic and market conditions, stock price, available cash, applicable legal and regulatory requirements and other factors, and may include purchases pursuant to Rule 10b5-1 of the Exchange Act. The Program was expected to be in effect until the earlier of November 5, 2019 and the date the approved dollar amount has been used to repurchase shares. On November 4, 2019, the Company's Board of Directors approved the continuation of the Company Stock Repurchase Program until November 5, 2020, or until the date the approved dollar amount has been used to repurchase shares. The program does not require the Company to repurchase any specific number of shares and there can be no assurance as to the amount of shares repurchased under the Program. This Program, which is temporarily suspended, may be resumed, extended, modified or discontinued by the Company at any time, subject to applicable law.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
On August 3, 2020, the Board of Directors of the Company appointed Taylor Boswell as the Company’s Chief Investment Officer, effective immediately.
Mr. Boswell, 41, is the Chief Investment Officer of Carlyle Direct Lending and a Managing Director and Partner of Carlyle. Prior to joining Carlyle, Mr. Boswell was employed by Apollo Global Management ("Apollo") from 2013 to 2017. At Apollo, Mr. Boswell served as a Managing Director and Investment Committee Member in the Illiquid Opportunistic Credit Business, where his primary responsibilities included the sourcing, execution and management of complex, credit-oriented investments across a wide variety of sectors and geographies. Before joining Apollo in 2013, Mr. Boswell was a Director at Perella Weinberg Partners, where he spent seven years focused on special situations corporate investing, as well as helped to grow that firm's investment management business from inception to over $10 billion in assets under management. Earlier in his career, Mr. Boswell served as a private equity associate at Providence Equity Partners as well as an investment banking analyst at Deutsche Bank.

Item 6. Exhibits.

3.1	Articles of Amendment and Restatement (1)

3.2	Articles of Amendment (2)

3.3	Articles Supplementary of TCG BDC, Inc. (3)

31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
* Filed herewith
(1)Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-12G/A filed by the Company on April 11, 2013 (File No. 000-54899)
(2)Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K filed by the Company on March 22, 2017 (File No. 000-54899)
(3)Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed by the Company on May 5, 2020 (File No. 814-00995)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TCG BDC, INC.

Dated: August 4, 2020	By	/s/ Thomas M. Hennigan
Thomas M. Hennigan Chief Financial Officer (principal financial officer)