Form 10-Q
period 2020-09-30
TCG BDC, INC.
filed 2020-11-04
CIK 1544206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding at November 4, 2020 was 56,308,616.

TCG BDC, INC.

TCG BDC, INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollar amounts in thousands, except per share data)

	September 30, 2020	December 31, 2019
ASSETS	(unaudited)
Investments, at fair value
Investments—non-controlled/non-affiliated, at fair value (amortized cost of $1,840,796 and $1,960,755, respectively)	$1,737,044	$1,897,057
Investments—controlled/affiliated, at fair value (amortized cost of $233,131 and $240,696, respectively)	211,129	226,907
Total investments, at fair value (amortized cost of $2,073,927 and $2,201,451, respectively)	1,948,173	2,123,964
Cash and cash equivalents	37,088	36,751
Receivable for investment sold	74	6,162
Deferred financing costs	3,651	4,032
Interest receivable from non-controlled/non-affiliated investments	12,791	9,462
Interest and dividend receivable from controlled/affiliated investments	5,754	6,845
Prepaid expenses and other assets	856	317
Total assets	$2,008,387	$2,187,533
LIABILITIES
Secured borrowings (Note 6)	$513,332	$616,543
2015-1 Notes payable, net of unamortized debt issuance costs of $2,726 and $2,911, respectively (Note 7)	446,474	446,289
Senior Notes (Note 7)	115,000	115,000
Interest and credit facility fees payable (Notes 6 and 7)	3,405	6,764
Dividend payable (Note 9)	20,830	31,760
Base management and incentive fees payable (Note 4)	11,473	13,236
Administrative service fees payable (Note 4)	85	77
Other accrued expenses and liabilities	2,566	1,393
Total liabilities	1,113,165	1,231,062
Commitments and contingencies (Notes 8 and 11)
EQUITY
NET ASSETS
Cumulative convertible preferred stock, $0.01 par value; 2,000,000 and 0 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	50,000	—
Common stock, $0.01 par value; 198,000,000 and 200,000,000 shares authorized; 56,308,616 and 57,763,811 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	563	578
Paid-in capital in excess of par value	1,093,250	1,109,238
Offering costs	(1,633)	(1,633)
Total distributable earnings (loss)	(246,958)	(151,712)
Total net assets	$895,222	$956,471
NET ASSETS PER COMMON SHARE	$15.01	$16.56
The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollar amounts in thousands, except per share data)
(unaudited)

	For the three month periods ended		For the nine month periods ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$34,789	$47,118	$112,290	$139,584
Other income	2,110	1,756	8,001	6,050
Total investment income from non-controlled/non-affiliated investments	36,899	48,874	120,291	145,634
From non-controlled/affiliated investments:
Interest income	—	446	—	1,209
Total investment income from non-controlled/affiliated investments	—	446	—	1,209
From controlled/affiliated investments:
Interest income	135	2,459	3,563	9,240
Dividend income	5,750	4,000	14,750	11,750
Total investment income from controlled/affiliated investments	5,885	6,459	18,313	20,990
Total investment income	42,784	55,779	138,604	167,833
Expenses:
Base management fees (Note 4)	7,134	8,016	21,585	23,614
Incentive fees (Note 4)	4,322	5,710	14,075	17,489
Professional fees	937	534	2,282	1,879
Administrative service fees (Note 4)	167	61	539	442
Interest expense (Notes 6 and 7)	7,291	13,538	28,913	38,561
Credit facility fees (Note 6)	728	545	2,106	1,784
Directors’ fees and expenses	86	88	303	269
Other general and administrative	498	483	1,364	1,338
Total expenses	21,163	28,975	71,167	85,376
Net investment income (loss) before taxes	21,621	26,804	67,437	82,457
Excise tax expense	387	49	539	169
Net investment income (loss)	21,234	26,755	66,898	82,288
Net realized gain (loss) and net change in unrealized appreciation (depreciation):
Net realized gain (loss) on investments:
Non-controlled/non-affiliated investments	(209)	(10,909)	(49,690)	(8,600)
Controlled/affiliated investments	—	—	—	(9,091)
Currency gains (losses) on non-investment assets and liabilities	(11)	—	474	—
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliated investments	12,906	(22,343)	(40,054)	(34,074)
Non-controlled/affiliated investments	—	(48)	—	1,903
Controlled/affiliated investments	2,134	(2,850)	(8,213)	1,662
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	(2,446)	406	(749)	406
Net realized and unrealized gain (loss) on investments and non-investment assets and liabilities	12,374	(35,744)	(98,232)	(47,794)
Net increase (decrease) in net assets resulting from operations	33,608	(8,989)	(31,334)	34,494
Preferred stock dividend	856	—	1,410	—
Net increase (decrease) in net assets resulting from operations attributable to Common Stockholders	$32,752	$(8,989)	$(32,744)	$34,494
Basic and diluted earnings per common share (Note 9)
Basic	$0.58	$(0.15)	$(0.58)	$0.57
Diluted	$0.55	$(0.15)	$(0.58)	$0.57
Weighted-average shares of common stock outstanding (Note 9)
Basic	56,308,616	59,587,941	56,575,498	60,644,479
Diluted	61,571,773	59,587,941	56,575,498	60,644,479
The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollar amounts in thousands)
(unaudited)

	For the nine month periods ended
	September 30, 2020	September 30, 2019
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$66,898	$82,288
Net realized gain (loss)	(49,216)	(17,691)
Net change in unrealized appreciation (depreciation) on investments	(48,267)	(30,509)
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	(749)	406
Net increase (decrease) in net assets resulting from operations	(31,334)	34,494
Capital transactions:
Preferred stock issued	50,000	—
Repurchase of common stock	(16,003)	(47,521)
Dividends declared on preferred and common stock (Note 9)	(63,912)	(71,590)
Net increase (decrease) in net assets resulting from capital share transactions	(29,915)	(119,111)
Net increase (decrease) in net assets	(61,249)	(84,617)
Net Assets at beginning of period	956,471	1,063,218
Net Assets at end of period	$895,222	$978,601

The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollar amounts in thousands)
(unaudited)

	For the nine month periods ended
	September 30, 2020	September 30, 2019
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(31,334)	$34,494
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	939	931
Net accretion of discount on investments	(5,510)	(9,012)
Paid-in-kind interest	(3,878)	(6,841)
Net realized (gain) loss on investments	49,690	17,691
Net realized currency (gain) loss on non-investment assets and liabilities	(474)	—
Net change in unrealized (appreciation) depreciation on investments	48,267	30,509
Net change in unrealized currency (gains) losses on non-investment assets and liabilities	749	(406)
Cost of investments purchased and change in payable for investments purchased	(449,658)	(707,910)
Proceeds from sales and repayments of investments and change in receivable for investments sold	542,846	521,508
Changes in operating assets:
Interest receivable	(3,329)	(5,705)
Dividend receivable	1,091	454
Prepaid expenses and other assets	(211)	32
Changes in operating liabilities:
Due to Investment Adviser	—	(94)
Interest and credit facility fees payable	(3,359)	180
Base management and incentive fees payable	(1,763)	(108)
Administrative service fees payable	8	(28)
Other accrued expenses and liabilities	1,173	(616)
Net cash provided by (used in) operating activities	145,247	(124,921)
Cash flows from financing activities:
Proceeds from issuance of preferred stock	50,000	—
Repurchase of common stock	(16,003)	(47,521)
Borrowings on SPV Credit Facility and Credit Facility	293,792	590,179
Repayments of SPV Credit Facility and Credit Facility	(397,484)	(347,897)
Debt issuance costs paid	(373)	(1,483)
Dividends paid in cash	(74,842)	(85,262)
Net cash provided by (used in) financing activities	(144,910)	108,016
Net increase (decrease) in cash and cash equivalents	337	(16,905)
Cash and cash equivalents, beginning of period	36,751	87,186
Cash and cash equivalents, end of period	$37,088	$70,281
Supplemental disclosures:
Interest paid during the period	$31,708	$38,244
Taxes, including excise tax, paid during the period	$387	$169
Dividends declared on preferred stock and common stock during the period	$63,912	$71,590

The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2020
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (72.71% of fair value)
Airnov, Inc. (Clariant)	^*	(2)(3)(12)	Containers, Packaging & Glass	L + 5.25%	6.25%	12/20/2019	12/19/2025	$12,748	$12,562	$12,648	1.41%
Alpha Packaging Holdings, Inc.	+*	(2)(3)	Containers, Packaging & Glass	L + 6.00%	7.00%	6/26/2015	11/12/2021	2,802	2,802	2,799	0.31
Alpine SG, LLC	^*	(2)(3)	High Tech Industries	L + 5.75%	6.75%	2/2/2018	11/16/2022	15,301	15,215	15,229	1.70
Alpine SG, LLC	^	(2)(3)	High Tech Industries	L + 8.50%	9.50%	7/24/2020	11/16/2022	1,618	1,573	1,624	0.18
American Physician Partners, LLC	^+*	(2)(3)(12)	Healthcare & Pharmaceuticals	L + 6.50%	7.50%	1/7/2019	12/21/2021	37,966	37,741	36,391	4.07
AMS Group HoldCo, LLC	^+	(2)(3)(12)	Transportation: Cargo	L + 6.50%	7.50%	9/29/2017	9/29/2023	30,479	30,117	30,238	3.38
Analogic Corporation	^+*	(2)(3)(12)	Capital Equipment	L + 5.25%	6.25%	6/22/2018	6/22/2024	2,367	2,336	2,363	0.26
Anchor Hocking, LLC	^	(2)(3)	Durable Consumer Goods	L + 11.75%	12.75%	1/25/2019	1/25/2024	10,047	9,816	9,623	1.07
Apptio, Inc.	^	(2)(3)(12)	Software	L + 7.25%	8.25%	1/10/2019	1/10/2025	10,541	10,340	10,582	1.18
At Home Holding III, Inc.	^	(2)(3)(7)	Retail	L + 9.00%	10.00%	6/12/2020	7/27/2022	898	878	882	0.10
Aurora Lux FinCo S.Á.R.L. (Accelya) (Luxembourg)	^*	(2)(3)(7)	Software	L + 6.00%	7.00%	12/24/2019	12/24/2026	37,313	36,460	34,051	3.81
Avenu Holdings, LLC	+*	(2)(3)	Sovereign & Public Finance	L + 5.25%	6.25%	9/28/2018	9/28/2024	38,371	37,932	37,815	4.22
Barnes & Noble, Inc.	^	(2)(3)(11)	Retail	L + 5.50%	6.50%	8/7/2019	8/7/2024	16,967	16,626	15,859	1.77
BMS Holdings III Corp.	^*	(2)(3)	Construction & Building	L + 5.25%	6.25%	9/30/2019	9/30/2026	4,917	4,793	4,882	0.55
Brooks Equipment Company, LLC	+	(2)(3)	Construction & Building	L + 5.00%	6.00%	6/26/2015	5/1/2021	367	367	367	0.04
Captive Resources Midco, LLC	^*	(2)(3)(12)	Banking, Finance, Insurance & Real Estate	L + 6.00%	7.00%	6/30/2015	5/31/2025	19,698	19,408	19,777	2.21
Central Security Group, Inc.	^+*	(2)(3)(8)	Consumer Services	L + 5.63%	6.63%	6/26/2015	10/6/2021	18,400	17,863	7,949	0.89
Chartis Holding, LLC	^*	(2)(3)(12)	Business Services	L + 5.50%	6.50%	5/1/2019	5/1/2025	15,806	15,469	15,702	1.75
Chemical Computing Group ULC (Canada)	^*	(2)(3)(7)(12)	Software	L + 5.00%	6.00%	8/30/2018	8/30/2023	472	471	469	0.05
CircusTrix Holdings, LLC	^*	(2)(3)(12)	Hotel, Gaming & Leisure	L + 6.75% (100% PIK)	7.75%	2/2/2018	12/6/2021	9,757	9,714	7,733	0.86
Cobblestone Intermediate Holdco LLC	^	(2)(3)(12)	Consumer Services	L + 5.00%	6.00%	1/29/2020	1/29/2026	615	609	618	0.07
Comar Holding Company, LLC	^+*	(2)(3)(12)	Containers, Packaging & Glass	L + 5.50%	6.50%	6/18/2018	6/18/2024	30,915	30,467	30,902	3.45
Cority Software Inc. (Canada)	^*	(2)(3)(7)(12)	Software	L + 5.25%	6.25%	7/2/2019	7/2/2026	19,470	19,083	19,508	2.18
Cority Software Inc. (Canada)	^	(2)(3)(7)	Software	L + 7.25%	8.25%	9/3/2020	7/2/2026	1,902	1,846	1,931	0.22
Derm Growth Partners III, LLC (Dermatology Associates)	^	(2)(3)(8)	Healthcare & Pharmaceuticals	L + 6.25% (100% PIK)	7.25%	5/31/2016	5/31/2022	56,320	56,046	28,680	3.20
DermaRite Industries, LLC	^*	(2)(3)	Healthcare & Pharmaceuticals	L + 7.00%	8.00%	3/3/2017	3/3/2022	21,966	21,861	21,424	2.39
Designer Brands Inc.	^	(2)(3)(7)	Retail	L + 8.50%	9.75%	8/7/2020	8/7/2025	18,182	17,738	18,037	2.02
Diligent Corporation	^	(2)(3)(12)	Telecommunications	L + 6.25%	7.25%	8/4/2020	8/4/2025	580	562	576	0.06
Direct Travel, Inc.	^*	(2)(3)(8)	Hotel, Gaming & Leisure	L + 8.50%	9.50%	10/14/2016	12/1/2021	36,711	36,476	25,985	2.90
DTI Holdco, Inc.	*	(2)(3)	High Tech Industries	L + 4.75%	5.75%	12/18/2018	9/30/2023	1,959	1,875	1,670	0.19

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2020
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Emergency Communications Network, LLC	^+*	(2)(3)	Telecommunications	L + 2.625%, 5.125% PIK	8.75%	6/1/2017	6/1/2023	$24,218	$24,107	$20,948	2.34%
Ensono, LP	^*	(2)(3)	Telecommunications	L + 5.25%	5.40%	4/30/2018	6/27/2025	8,472	8,406	8,376	0.94
Ensono, LP	^*	(2)(3)	Telecommunications	L + 5.75%	5.89%	6/25/2020	6/27/2025	18,176	18,047	17,964	2.01
Ethos Veterinary Health LLC	^+	(2)(3)(12)	Consumer Services	L + 4.75%	4.90%	5/17/2019	5/15/2026	10,813	10,701	10,502	1.17
EvolveIP, LLC	^+*	(2)(3)(12)	Telecommunications	L + 5.75%	6.75%	11/26/2019	6/7/2023	34,749	34,670	34,470	3.85
Frontline Technologies Holdings, LLC	*+	(2)(3)	Software	L + 5.75%	6.75%	9/18/2017	9/18/2023	3,107	3,087	3,128	0.35
FWR Holding Corporation	^+*	(2)(3)(12)	Beverage, Food & Tobacco	L + 5.50%, 1.50% PIK	8.00%	8/21/2017	8/21/2023	34,537	34,124	30,685	3.43
Hydrofarm, LLC	^	(2)(3)	Wholesale	L + 8.50%	8.65%	5/15/2017	5/12/2022	19,327	19,063	14,697	1.64
iCIMS, Inc.	^	(2)(3)(12)	Software	L + 6.50%	7.50%	9/12/2018	9/12/2024	—	(17)	(10)	—
Individual FoodService Holdings, LLC	^+	(2)(3)(12)	Wholesale	L + 5.75%	6.75%	2/21/2020	11/22/2025	3,928	3,837	3,553	0.40
Innovative Business Services, LLC	^*	(2)(3)(12)	High Tech Industries	L + 5.50%	6.50%	4/5/2018	4/5/2023	16,913	16,601	16,659	1.86
Integrity Marketing Acquisition, LLC	^	(2)(3)(12)	Banking, Finance, Insurance & Real Estate	L + 5.50%	6.50%	1/15/2020	8/27/2025	4,863	4,797	4,911	0.55
K2 Insurance Services, LLC	^+*	(2)(3)(12)	Banking, Finance, Insurance & Real Estate	L + 5.00%	6.00%	7/3/2019	7/1/2024	25,633	25,177	25,415	2.84
Kaseya, Inc.	^	(2)(3)(12)	High Tech Industries	L + 5.50%, 1.00% PIK	7.50%	5/3/2019	5/2/2025	21,217	20,831	21,229	2.37
Legacy.com, Inc.	^	(2)(3)(11)	High Tech Industries	L + 6.00%	7.00%	3/20/2017	3/20/2023	17,066	16,868	16,369	1.83
Lifelong Learner Holdings, LLC	^*	(2)(3)(12)	Business Services	L + 5.75%	6.75%	10/18/2019	10/18/2026	23,872	23,396	20,046	2.24
Liqui-Box Holdings, Inc.	^	(2)(3)(12)	Containers, Packaging & Glass	L + 4.50%	5.50%	6/3/2019	6/3/2024	1,227	1,204	1,189	0.13
Mailgun Technologies, Inc.	^	(2)(3)(12)	High Tech Industries	L + 5.00%	6.00%	3/26/2019	3/26/2025	11,764	11,550	11,419	1.28
National Carwash Solutions, Inc.	^+*	(2)(3)(12)	Automotive	L + 6.00%	7.00%	8/7/2018	4/28/2023	10,245	10,118	10,042	1.12
National Technical Systems, Inc.	^+*	(2)(3)(12)	Aerospace & Defense	L + 6.00%	7.00%	6/26/2015	6/12/2021	27,581	27,511	27,476	3.07
NES Global Talent Finance US, LLC (United Kingdom)	+*	(2)(3)(7)	Energy: Oil & Gas	L + 5.50%	6.50%	5/9/2018	5/11/2023	9,814	9,713	9,712	1.09
NMI AcquisitionCo, Inc.	^+*	(2)(3)(12)	High Tech Industries	L + 5.50%	6.50%	9/6/2017	9/6/2022	49,683	49,246	49,637	5.54
Northland Telecommunications Corporation	^*	(2)(3)(12)	Media: Broadcasting & Subscription	L + 5.75%	6.75%	10/1/2018	10/1/2025	46,266	45,660	46,654	5.21
Paramit Corporation	+*	(2)(3)	Capital Equipment	L + 4.50%	5.50%	5/3/2019	5/3/2025	6,213	6,164	6,162	0.69
PF Growth Partners, LLC	^+*	(2)(3)(12)	Hotel, Gaming & Leisure	L + 5.00%	6.00%	7/1/2019	7/11/2025	7,313	7,211	6,432	0.72
Plano Molding Company, LLC	^	(2)(3)	Hotel, Gaming & Leisure	L + 7.50%, 1.50% PIK	10.00%	5/1/2015	5/12/2022	14,674	14,625	12,759	1.43
Plano Molding Company, LLC	^	(2)(3)	Hotel, Gaming & Leisure	L + 7.50%, 1.50% PIK	10.00%	8/7/2020	5/12/2022	1,077	1,067	937	0.10
PPC Flexible Packaging, LLC	^+*	(2)(3)(12)	Containers, Packaging & Glass	L + 5.50%	6.50%	11/23/2018	11/23/2024	14,565	14,440	14,411	1.61

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2020
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
PPT Management Holdings, LLC	^	(2)(3)	Healthcare & Pharmaceuticals	L + 6.00%, 2.50% PIK	9.50%	12/15/2016	12/16/2022	$27,893	$27,804	$22,505	2.51%
PricewaterhouseCoopers Public Sector LLP	^	(2)(3)(12)	Aerospace & Defense	L + 3.25%	3.48%	5/1/2018	5/1/2023	—	(82)	(46)	(0.01)
Product Quest Manufacturing, LLC	^	(2)(3)(8)	Containers, Packaging & Glass	L + 6.75%	10.00%	9/21/2017	3/31/2020	840	840	441	0.05
Propel Insurance Agency, LLC	^	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 4.25%	5.25%	6/1/2018	6/1/2024	2,345	2,332	2,321	0.26
QW Holding Corporation (Quala)	^+*	(2)(3)(12)	Environmental Industries	L + 6.25%	7.25%	8/31/2016	8/31/2022	43,231	42,831	40,685	4.55
Redwood Services Group, LLC	^*	(2)(3)	High Tech Industries	L + 6.00%	7.00%	11/13/2018	6/6/2023	8,364	8,313	8,252	0.92
Redwood Services Group, LLC	^	(2)(3)(12)	High Tech Industries	L + 8.50%	9.50%	8/14/2020	6/6/2023	977	877	990	0.11
Regency Entertainment, Inc.	^+	(2)(3)	Media: Diversified & Production	L + 6.75%	7.75%	5/22/2020	10/22/2025	20,000	19,621	19,600	2.19
Reladyne, Inc.	^	(2)(3)	Wholesale	L + 5.00%	6.00%	8/21/2020	7/22/2022	16,667	16,510	16,500	1.84
Riveron Acquisition Holdings, Inc.	^+*	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 5.75%	6.75%	5/22/2019	5/22/2025	19,818	19,501	19,838	2.22
RSC Acquisition, Inc.	^	(2)(3)(12)	Banking, Finance, Insurance & Real Estate	L + 5.50%	6.50%	11/1/2019	11/1/2026	17,640	17,304	17,320	1.94
Sapphire Convention, Inc. (Smart City)	^+*	(2)(3)	Telecommunications	L + 5.25%	6.25%	11/20/2018	11/20/2025	32,467	31,975	27,444	3.07
Smile Doctors, LLC	^+*	(2)(3)(12)	Healthcare & Pharmaceuticals	L + 6.00%	7.00%	10/6/2017	10/6/2022	23,401	23,333	22,465	2.51
Sovos Brands Intermediate, Inc.	+*	(2)(3)	Beverage, Food & Tobacco	L + 4.75%	4.90%	11/16/2018	11/20/2025	19,748	19,585	19,523	2.18
SPay, Inc.	^*	(2)(3)(12)	Hotel, Gaming & Leisure	L + 2.30%, 5.45% PIK	8.75%	6/15/2018	6/17/2024	20,983	20,700	17,006	1.90
Superior Health Linens, LLC	^+	(2)(3)(12)	Business Services	L + 6.50%	7.50%	9/30/2016	9/30/2021	21,110	21,030	20,900	2.34
Surgical Information Systems, LLC	^+*	(2)(3)(11)	High Tech Industries	L + 5.00%	6.00%	4/24/2017	4/24/2023	26,168	26,040	25,906	2.89
T2 Systems, Inc.	^+*	(2)(3)(12)	Transportation: Consumer	L + 6.75%	7.75%	9/28/2016	9/28/2022	35,473	35,090	34,705	3.88
Tank Holding Corp.	^	(2)(3)(12)	Capital Equipment	L + 4.00%	4.15%	3/26/2019	3/26/2024	4	4	4	—
TCFI Aevex LLC	^*	(2)(3)	Aerospace & Defense	L + 6.00%	7.00%	3/18/2020	3/18/2026	10,006	9,842	9,843	1.10
The Leaders Romans Bidco Limited (United Kingdom) Term Loan B	^	(2)(3)(7)	Banking, Finance, Insurance & Real Estate	L + 6.75%, 3.50% PIK	11.00%	7/23/2019	6/30/2024	£20,420	24,920	25,822	2.88
The Leaders Romans Bidco Limited (United Kingdom) Term Loan C	^	(2)(3)(7)(12)	Banking, Finance, Insurance & Real Estate	L + 6.75%, 3.50% PIK	11.00%	7/23/2019	6/30/2024	£3,377	4,284	4,426	0.49
Trump Card, LLC	+^*	(2)(3)(12)	Transportation: Cargo	L + 5.50%	6.50%	6/26/2018	4/21/2022	7,613	7,587	7,401	0.83
TSB Purchaser, Inc. (Teaching Strategies, LLC)	^+*	(2)(3)(12)	Media: Advertising, Printing & Publishing	L + 6.00%	7.00%	5/14/2018	5/14/2024	28,083	27,604	27,698	3.09
Turbo Buyer, Inc. (Portfolio Holdings, Inc.)	^+*	(2)(3)(12)	Automotive	L + 5.50%	6.50%	12/2/2019	12/2/2025	32,579	31,814	32,242	3.60

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2020
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Tweddle Group, Inc.	^	(2)(3)	Media: Advertising, Printing & Publishing	L + 4.50%	5.50%	9/17/2018	9/17/2023	$1,825	$1,807	$1,782	0.20%
U.S. Acute Care Solutions, LLC	*	(2)(3)	Healthcare & Pharmaceuticals	L + 6.00%	7.00%	2/21/2019	5/15/2021	4,265	4,252	3,851	0.43
Unifrutti Financing PLC (Cyprus)	^	(7)	Beverage, Food & Tobacco	7.50%, 1.00% PIK	8.50%	9/15/2019	9/15/2026	€4,575	4,825	5,177	0.58
US INFRA SVCS Buyer, LLC (AIMS Companies)	^	(2)(3)(12)	Environmental Industries	L + 6.00%	7.00%	4/13/2020	4/13/2026	6,564	5,915	5,829	0.65
USLS Acquisition, Inc.	^*	(2)(3)(12)	Business Services	L + 5.75%	6.75%	11/30/2018	11/30/2024	21,975	21,633	20,336	2.27
USLS Acquisition, Inc.	^*	(2)(3)(12)	Business Services	L + 5.75%	6.75%	9/3/2020	11/30/2024	—	(23)	(42)	—
VRC Companies, LLC	^+*	(2)(3)(12)	Business Services	L + 6.50%	7.50%	3/31/2017	3/31/2023	37,457	37,147	37,457	4.18
Westfall Technik, Inc.	^*	(2)(3)	Chemicals, Plastics & Rubber	L + 6.25%	7.25%	9/13/2018	9/13/2024	28,254	27,974	26,024	2.91
YLG Holdings, Inc.	^	(2)(3)(12)	Consumer Services	L + 6.25%	7.25%	9/30/2020	11/1/2025	1,210	1,150	1,150	0.13
Zemax Software Holdings, LLC	^*	(2)(3)(12)	Software	L + 5.75%	6.75%	6/25/2018	6/25/2024	10,710	10,598	10,568	1.18
Zenith Merger Sub, Inc.	^+*	(2)(3)(12)	Business Services	L + 5.25%	6.25%	12/13/2017	12/13/2023	18,607	18,434	18,389	2.05
First Lien Debt Total									$1,504,621	$1,416,398	158.22%

Second Lien Debt (14.77% of fair value)
Access CIG, LLC	*	(2)(3)	Business Services	L + 7.75%	7.91%	2/14/2018	2/27/2026	$2,700	$2,688	$2,543	0.28%
AI Convoy S.A.R.L (Cobham) (United Kingdom)	^	(2)(3)(7)	Aerospace & Defense	L + 8.25%	9.25%	1/17/2020	1/17/2028	30,327	29,689	31,213	3.49
Aimbridge Acquisition Co., Inc.	^	(2)(3)	Hotel, Gaming & Leisure	L + 7.50%	7.66%	2/1/2019	2/1/2027	9,241	9,100	8,043	0.90
AQA Acquisition Holding, Inc.	^+	(2)(3)	High Tech Industries	L + 8.00%	9.00%	10/1/2018	5/24/2024	40,000	39,717	39,940	4.46
Brave Parent Holdings, Inc.	^*	(2)(3)	Software	L + 7.50%	8.50%	10/3/2018	4/19/2026	19,062	18,698	18,463	2.06
Drilling Info Holdings, Inc.	^	(2)(3)	Energy: Oil & Gas	L + 8.25%	8.40%	2/11/2020	7/30/2026	18,600	18,129	18,042	2.02
Higginbotham Insurance Agency, Inc.	^	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 7.50%	8.50%	12/3/2019	12/19/2025	2,500	2,478	2,500	0.28
Jazz Acquisition, Inc.	^	(2)(3)	Aerospace & Defense	L + 8.00%	8.15%	6/13/2019	6/18/2027	23,450	23,141	17,278	1.93
Le Tote, Inc.	^	(2)(3)	Retail	L + 8.75%	10.25%	11/8/2019	11/8/2024	7,511	7,359	7,196	0.80
Outcomes Group Holdings, Inc.	^*	(2)(3)	Business Services	L + 7.50%	7.72%	10/23/2018	10/26/2026	4,500	4,491	4,442	0.50
Pharmalogic Holdings Corp.	^	(2)(3)	Healthcare & Pharmaceuticals	L + 8.00%	9.00%	6/7/2018	12/11/2023	800	797	770	0.09
Quartz Holding Company (QuickBase, Inc.)	^	(2)(3)	Software	L + 8.00%	8.15%	4/2/2019	4/2/2027	11,900	11,694	11,547	1.29
Reladyne, Inc.	^+	(2)(3)	Wholesale	L + 9.50%	10.50%	4/19/2018	1/21/2023	12,242	12,121	11,861	1.32
Stonegate Pub Company Bidco Limited (United Kingdom)	^	(2)(3)(7)	Beverage, Food & Tobacco	L + 8.50%	8.86%	3/12/2020	3/12/2028	£20,000	24,716	21,025	2.35
Tank Holding Corp.	^*	(2)(3)	Capital Equipment	L + 8.25%	8.39%	3/26/2019	3/26/2027	37,380	36,862	37,466	4.19
Ultimate Baked Goods MIDCO, LLC (Rise Baking)	^	(2)(3)	Beverage, Food & Tobacco	L + 8.00%	9.00%	8/9/2018	8/9/2026	8,333	8,199	7,808	0.87

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2020
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Watchfire Enterprises, Inc.	^	(2)(3)	Media: Advertising, Printing & Publishing	L + 8.00%	9.00%	10/2/2013	10/2/2021	$7,000	$6,980	$6,969	0.78%
World 50, Inc.	^	(9)	Business Services	11.50%	11.50%	1/10/2020	1/9/2027	10,000	9,817	9,792	1.09
WP CPP Holdings, LLC (CPP)	^*	(2)(3)	Aerospace & Defense	L + 7.75%	8.75%	7/18/2019	4/30/2026	39,500	39,160	30,297	3.38
Zywave, Inc.	^	(2)(3)	High Tech Industries	L + 9.00%	10.00%	11/18/2016	11/17/2023	464	459	464	0.05
Second Lien Debt Total									$306,295	$287,659	32.13%

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (1.69% of fair value)
ANLG Holdings, LLC	^	(6)	Capital Equipment	6/22/2018	592	$592	$978	0.11%
Avenu Holdings, LLC	^	(6)	Sovereign & Public Finance	9/28/2018	172	172	259	0.03
BK Intermediate Company, LLC	^	(6)	Healthcare & Pharmaceuticals	5/27/2020	288	288	271	0.03
Chartis Holding, LLC	^	(6)	Business Services	5/1/2019	433	433	601	0.07
CIP Revolution Holdings, LLC	^	(6)	Media: Advertising, Printing & Publishing	8/19/2016	318	318	154	0.02
Cority Software Inc. (Canada)	^	(6)	Software	7/2/2019	250	250	280	0.03
DecoPac, Inc.	^	(6)	Non-durable Consumer Goods	9/29/2017	1,500	1,500	2,084	0.23
Derm Growth Partners III, LLC (Dermatology Associates)	^	(6)	Healthcare & Pharmaceuticals	5/31/2016	1,000	1,000	—	—
GRO Sub Holdco, LLC (Grand Rapids)	^	(6)	Healthcare & Pharmaceuticals	3/29/2018	500	500	—	—
K2 Insurance Services, LLC	^	(6)	Banking, Finance, Insurance & Real Estate	7/3/2019	433	433	556	0.06
Legacy.com, Inc.	^	(6)	High Tech Industries	3/20/2017	1,500	1,500	665	0.07
Mailgun Technologies, Inc.	^	(6)	High Tech Industries	3/26/2019	424	424	784	0.09
North Haven Goldfinch Topco, LLC	^	(6)	Containers, Packaging & Glass	6/18/2018	2,315	2,315	2,717	0.30
Paramit Corporation	^	(6)	Capital Equipment	6/17/2019	150	500	737	0.08
PPC Flexible Packaging, LLC	^	(6)	Containers, Packaging & Glass	2/1/2019	965	965	1,247	0.14
Rough Country, LLC	^	(6)	Durable Consumer Goods	5/25/2017	755	755	1,830	0.20
SiteLock Group Holdings, LLC	^	(6)	High Tech Industries	4/5/2018	446	446	560	0.06
T2 Systems Parent Corporation	^	(6)	Transportation: Consumer	9/28/2016	556	556	825	0.09
Tailwind HMT Holdings Corp.	^	(6)	Energy: Oil & Gas	11/17/2017	20	1,334	2,025	0.23
Tank Holding Corp.	^	(6)	Capital Equipment	3/26/2019	850	850	943	0.11
Titan DI Preferred Holdings, Inc. (Drilling Info)	^	(6)	Energy: Oil & Gas	2/11/2020	10,876	10,589	10,549	1.18

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2020
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Turbo Buyer, Inc. (Portfolio Holdings, Inc.)	^	(6)	Automotive	12/2/2019	1,925	$1,925	$2,368	0.27%
Tweddle Holdings, Inc.	*^	(6)	Media: Advertising, Printing & Publishing	9/17/2018	17	—	—	—
USLS Acquisition, Inc.	^	(6)	Business Services	11/30/2018	641	641	560	0.06
W50 Parent LLC	^	(6)	Business Services	1/10/2020	500	500	542	0.06
Zenith American Holding, Inc.	^	(6)	Business Services	12/13/2017	1,564	782	1,287	0.14
Zillow Topco LP	^	(6)	Software	6/25/2018	313	312	165	0.02
Equity Investments Total						$29,880	$32,987	3.68%

Total investments—non-controlled/non-affiliated						$1,840,796	$1,737,044	194.03%

Investments—controlled/affiliated		Footnotes	Industry	Reference Rate & Spread(2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (5)	% of Net Assets
First Lien Debt (0.35% of fair value)
SolAero Technologies Corp. (A1 Term Loan)	^	(2)(3)(8)(10)	Telecommunications	L + 8.00% (100% PIK)	9.00%	4/12/2019	10/12/2022	$3,166	$3,166	$1,151	0.13%
SolAero Technologies Corp. (A2 Term Loan)	^	(2)(3)(8)(10)	Telecommunications	L + 8.00% (100% PIK)	9.00%	4/12/2019	10/12/2022	8,707	8,707	3,165	0.35
SolAero Technologies Corp. (Priority Facilities)	^	(2)(3)(10)(12)	Telecommunications	L + 6.00%	7.00%	4/12/2019	10/12/2022	2,477	2,442	2,477	0.28
First Lien Debt Total									$14,315	$6,793	0.76%

Investments—controlled/affiliated		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (0.00% of fair value)
SolAero Technologies Corp.	^	(6)(10)	Telecommunications	4/12/2019	3	$2,815	$—	—%
Equity Investments Total						$2,815	$—	—%

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2020
(dollar amounts in thousands)
(unaudited)

Investments—controlled/affiliated		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par Amount/ LLC Interest	Cost	Fair Value (7)	% of Net Assets
Investment Fund (10.49% of fair value)
Middle Market Credit Fund, LLC, Subordinated Loan and Member's Interest	^	(7)(10)	Investment Fund	N/A	—%	2/29/2016	3/1/2021	$216,000	$216,001	$204,336	22.83%
Middle Market Credit Fund, Mezzanine Loan	^	(2)(7)(9)(10)	Investment Fund	L + 9.00%	9.23%	6/30/2016	3/22/2021	—	—	—	—
Investment Fund Total									$216,001	$204,336	22.83%
Total investments—controlled/affiliated									$233,131	$211,129	23.59%

Total Investments									$2,073,927	$1,948,173	217.62%

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
(1)Unless otherwise indicated, issuers of debt and equity investments held by the Company are domiciled in the United States. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of September 30, 2020, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of September 30, 2020, the Company is not an “affiliated person” of any of these portfolio companies. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of September 30, 2020. As of September 30, 2020, the reference rates for our variable rate loans were the 30-day LIBOR at 0.15%, the 90-day LIBOR at 0.23% and the 180-day LIBOR at 0.26%.
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
(6)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2020, the aggregate fair value of these securities is $32,987, or 3.68% of the Company’s net assets.
(7)The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(8)Loan was on non-accrual status as of September 30, 2020.
(9)Represents a corporate mezzanine loan, which is subordinated to senior secured term loans of the portfolio company.

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2020
(dollar amounts in thousands)
(unaudited)
(10)Under the Investment Company Act, the Company is deemed to be an “affiliated person” of and “control” this investment fund because the Company owns more than 25% of the investment fund’s outstanding voting securities and/or has the power to exercise control over management or policies of such investment fund. See Note 5, Middle Market Credit Fund, LLC, for more details. Transactions related to investments in controlled affiliates for the nine month period ended September 30, 2020, were as follows:

Investments—controlled/affiliated	Fair Value as of December 31, 2019	Additions/Purchases	Reductions/Sales/ Paydowns	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of September 30, 2020	Dividend and Interest Income
Middle Market Credit Fund, LLC, Mezzanine Loan	$93,000	$63,500	$(156,500)	$—	$—	$—	$3,049
Middle Market Credit Fund, LLC, Subordinated Loan and Member’s Interest	111,596	92,500	—	—	240	204,336	14,750
Total investments—controlled/affiliated	$204,596	$156,000	$(156,500)	$—	$240	$204,336	$17,799

Investments—controlled/affiliated	Fair Value as of December 31, 2019	Additions/Purchases	Reductions/Sales/ Paydowns	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of September 30, 2020	Dividend and Interest Income
SolAero Technologies Corp. (Priority Term Loan)	$9,612	$—	$(7,135)	$—	$—	$2,477	$237
SolAero Technologies Corp. (A1 Term Loan)	3,166	—	—	—	(2,015)	1,151	—
SolAero Technologies Corp. (A2 Term Loan)	8,707	—	—	—	(5,542)	3,165	—
Solaero Technology Corp. (Equity)	826	—	—	—	(826)	—	—
Total investments—controlled/affiliated	$22,311	$—	$(7,135)	$—	$(8,383)	$6,793	$237
(11)     In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company is entitled to receive additional interest as a result of an agreement among lenders as follows: Barnes & Noble, Inc. (1.83%), Legacy.com Inc. (4.44%), and Surgical Information Systems, LLC (1.01%). Pursuant to the agreement among lenders in respect of this loan, this investment represents a first lien/last out loan, which has a secondary priority behind the first lien/first out loan with respect to principal, interest and other payments.

(12)As of September 30, 2020, the Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
First and Second Lien Debt—unfunded delayed draw and revolving term loans commitments
Airnov, Inc. (Clariant)	Revolver	0.50%	$1,250	$(9)
American Physician Partners, LLC	Revolver	0.50	550	(22)
AMS Group HoldCo, LLC	Revolver	0.50	2,315	(17)
Analogic Corporation	Revolver	0.50	168	—
Apptio, Inc.	Revolver	0.50	2,367	8
Captive Resources Midco, LLC	Revolver	0.50	2,143	8
Chartis Holding, LLC	Delayed Draw	1.00	6,402	(27)
Chartis Holding, LLC	Revolver	0.50	2,401	(10)
Chemical Computing Group ULC (Canada)	Revolver	0.50	29	—

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2020
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
CircusTrix Holdings, LLC	Delayed Draw	1.00%	$836	$(160)
Cobblestone Intermediate Holdco LLC	Delayed Draw	1.00	117	—
Comar Holding Company, LLC	Revolver	0.50	2,935	(1)
Cority Software Inc. (Canada)	Revolver	0.50	3,000	5
Diligent Corporation	Delayed Draw	1.00	141	(1)
Diligent Corporation	Revolver	0.50	47	—
Ethos Veterinary Health LLC	Delayed Draw	2.00	2,696	(62)
EvolveIP, LLC	Delayed Draw	1.00	3,922	(27)
EvolveIP, LLC	Revolver	0.50	2,353	(16)
FWR Holding Corporation	Revolver	0.50	4,444	(439)
iCIMS, Inc.	Revolver	0.50	1,252	(10)
Individual FoodService Holdings, LLC	Revolver	0.50	400	(30)
Individual FoodService Holdings, LLC	Delayed Draw	1.00	644	(49)
Innovative Business Services, LLC	Revolver	0.50	1,339	(19)
Integrity Marketing Acquisition, LLC	Delayed Draw	1.00	120	1
K2 Insurance Services, LLC	Revolver	0.50	2,290	(17)
K2 Insurance Services, LLC	Delayed Draw	1.00	1,571	(12)
Kaseya, Inc.	Delayed Draw	1.00	1,786	1
Kaseya, Inc.	Delayed Draw	0.50	882	—
Kaseya, Inc.	Revolver	0.50	787	—
Lifelong Learner Holdings, LLC	Delayed Draw	1.00	1,690	(240)
Lifelong Learner Holdings, LLC	Revolver	0.50	1,377	(196)
Liqui-Box Holdings, Inc.	Revolver	0.50	1,403	(20)
Mailgun Technologies, Inc.	Revolver	0.50	1,342	(35)
National Carwash Solutions, Inc.	Delayed Draw	1.00	611	(11)
National Carwash Solutions, Inc.	Revolver	0.50	5	—
National Technical Systems, Inc.	Revolver	0.50	2,500	(9)
NMI AcquisitionCo, Inc.	Revolver	0.50	1,280	(1)
Northland Telecommunications Corporation	Revolver	0.50	1,702	13
Northland Telecommunications Corporation	Revolver	0.50	1,257	10
PF Growth Partners, LLC	Delayed Draw	1.00	823	(89)
PPC Flexible Packaging, LLC	Revolver	0.50	881	(9)
PricewaterhouseCoopers Public Sector LLP	Revolver	0.50	6,250	(46)
QW Holding Corporation (Quala)	Delayed Draw	1.00	600	(35)
Redwood Services Group, LLC	Delayed Draw	4.25	2,500	10
RSC Acquisition, Inc.	Revolver	0.50	608	(10)
RSC Acquisition, Inc.	Delayed Draw	1.00	1,606	(26)
Smile Doctors, LLC	Delayed Draw	1.00	414	(16)

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2020
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
Smile Doctors, LLC	Revolver	0.50%	$424	$(16)
SolAero Technologies Corp. (Priority Facilities)	Revolver	0.50	2,068	—
SPay, Inc.	Revolver	0.50	664	(122)
Superior Health Linens, LLC	Revolver	0.50	1,000	(10)
T2 Systems, Inc.	Revolver	0.50	2,933	(59)
Tank Holding Corp.	Revolver	0.38	43	—
The Leaders Romans Bidco Limited (United Kingdom) Term Loan C	Delayed Draw	1.69	587	(12)
Trump Card, LLC	Revolver	0.50	635	(16)
TSB Purchaser, Inc. (Teaching Strategies, LLC)	Revolver	0.50	1,342	(18)
Turbo Buyer, Inc. (Portfolio Holdings, Inc.)	Revolver	0.50	2,151	(21)
US INFRA SVCS Buyer, LLC (AIMS Companies)	Revolver	0.50	2,275	(48)
US INFRA SVCS Buyer, LLC (AIMS Companies)	Delayed Draw	1.00	26,153	(549)
USLS Acquisition, Inc.	Revolver	0.50	946	(68)
USLS Acquisition, Inc.	Delayed Draw	0.50	591	(42)
VRC Companies, LLC	Revolver	0.50	1,646	—
VRC Companies, LLC	Delayed Draw	0.75	236	—
YLG Holdings, Inc.	Delayed Draw	1.00	790	(24)
Zemax Software Holdings, LLC	Revolver	0.50	642	(8)
Zenith Merger Sub, Inc.	Revolver	0.50	1,590	(15)
Zenith Merger Sub, Inc.	Delayed Draw	1.00	2,572	(25)
Total unfunded commitments			$125,324	$(2,668)

As of September 30, 2020, investments at fair value consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt (excluding First Lien/Last Out Debt)	$1,438,903	$1,344,575	69.01%
First Lien/Last Out Debt	80,033	78,616	4.04
Second Lien Debt	306,295	287,659	14.77
Equity Investments	32,695	32,987	1.69
Investment Fund	216,001	204,336	10.49
Total	$2,073,927	$1,948,173	100.00%

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2020
(dollar amounts in thousands)
(unaudited)
The rate type of debt investments at fair value as of September 30, 2020 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value of First and Second Lien Debt
Floating Rate	$1,810,589	$1,695,881	99.13%
Fixed Rate	14,642	14,969	0.87
Total	$1,825,231	$1,710,850	100.00%

The industry composition of investments at fair value as of September 30, 2020 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$129,261	$116,061	5.96%
Automotive	43,857	44,652	2.29
Banking, Finance, Insurance & Real Estate	120,634	122,886	6.31
Beverage, Food & Tobacco	91,449	84,218	4.32
Business Services	156,438	152,555	7.83
Capital Equipment	47,308	48,653	2.50
Chemicals, Plastics & Rubber	27,974	26,024	1.34
Construction & Building	5,160	5,249	0.27
Consumer Services	30,323	20,219	1.04
Containers, Packaging & Glass	65,595	66,354	3.41
Durable Consumer Goods	10,571	11,453	0.59
Energy: Oil & Gas	39,765	40,328	2.07
Environmental Industries	48,746	46,514	2.39
Healthcare & Pharmaceuticals	173,622	136,357	7.00
High Tech Industries	211,535	211,397	10.85
Hotel, Gaming & Leisure	98,893	78,895	4.05
Investment Fund	216,001	204,336	10.49
Media: Advertising, Printing & Publishing	36,709	36,603	1.88
Media: Broadcasting & Subscription	45,660	46,654	2.39
Media: Diversified & Production	19,621	19,600	1.01
Non-durable Consumer Goods	1,500	2,084	0.11
Retail	42,601	41,974	2.15
Software	112,822	110,682	5.68
Sovereign & Public Finance	38,104	38,074	1.95
Telecommunications	134,897	116,571	5.98
Transportation: Cargo	37,704	37,639	1.93
Transportation: Consumer	35,646	35,530	1.82
Wholesale	51,531	46,611	2.39
	$2,073,927	$1,948,173	100.00%

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2020
(dollar amounts in thousands)
(unaudited)
The geographical composition of investments at fair value as of September 30, 2020 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Canada	$21,650	$22,188	1.14%
Cyprus	4,825	5,177	0.27
Luxembourg	36,460	34,051	1.75
United Kingdom	93,322	92,198	4.73
United States	1,917,670	1,794,559	92.11
Total	$2,073,927	$1,948,173	100.00%

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
As of September 30, 2020
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
The interim financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of consolidated financial statements for the interim periods presented have been included. These adjustments are of a normal, recurring nature. This Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2019. The results of operations for the three and nine month periods ended September 30, 2020 are not necessarily indicative of the operating results to be expected for the full year.
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
The Company has loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Consolidated Statements of Operations. As of September 30, 2020 and December 31, 2019, the fair value of the loans in the portfolio with PIK provisions was $202,223 and $164,902, respectively, which represents approximately 10.4% and 7.8% of total investments at fair value, respectively. For the three and nine month periods ended September 30, 2020, the Company earned $1,810 and $3,655 in PIK income, respectively. For the three and nine month periods ended September 30, 2019, the Company earned $2,397 and $5,687 in PIK income, respectively.
Dividend Income
Dividend income from the investment fund, Credit Fund, is recorded on the record date for the investment fund to the extent that such amounts are payable by the investment fund and are expected to be collected.

Other Income
Other income may include income such as consent, waiver, amendment, unused, underwriting, arranger and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive fees for guaranteeing the outstanding debt of a portfolio company. Such fees are amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in other assets in the accompanying Consolidated Statements of Assets and Liabilities. For the three and nine month periods ended September 30, 2020, the Company earned $2,110 and $8,001 in other income, respectively, primarily from amendment and underwriting fees. For the three and nine month periods ended September 30, 2019, the Company earned $1,756 and $6,050 in other income, respectively, primarily from prepayment and underwriting fees.
Non-Accrual Income
Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid current and, in management’s judgment, are likely to remain current. Management may determine not to place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2020 and December 31, 2019, the fair value of the loans in the portfolio on non-accrual status was $67,371 and $52,429, respectively. The remaining first and second lien debt investments were performing and current on their interest payments as of September 30, 2020 and December 31, 2019.
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
On December 30, 2019, the Company closed a private offering of $115.0 million in aggregate principal amount of 4.750% Senior Unsecured Notes due December 31, 2024 (the "Senior Notes"). The Facilities, the 2015-1R Notes and the Senior Notes are recorded at carrying value, which approximates fair value.
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
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more likely than not” to be sustained by the applicable tax authority. The SPVs and the 2015-1 Issuer are disregarded entities for tax purposes and are consolidated with the tax return of the Company. All penalties and interest associated with income taxes, if any, are included in income tax expense. For the three and nine month periods ended September 30, 2020, the Company incurred $387 and $539 in excise tax expense, respectively. For the three and nine month periods ended September 30, 2019, the Company incurred $49 and $169 in excise tax expense, respectively.
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
In May 2020, the SEC adopted rule amendments that will impact the requirement of investment companies, including BDCs, to disclose the financial statements of certain of their portfolio companies. Under Rules 3-09 and 4-08(g) of Regulation S-X, investment companies are required to include separate financial statements or summary financial information, respectively, in their periodic reports for any portfolio company that meets the definition of "significant subsidiary." The rule amendments adopted in May 2020 create a new definition of "significant subsidiary", as set forth in Rule 1-02(w)(2) of Regulation S-X under the Securities Act, which are applicable only to investment companies. This new definition modifies the investment test and income test, and eliminates the asset test, and is intended to more accurately capture those portfolio companies that are more likely to materially impact the financial condition of an investment company. The rule amendments are effective on January 1, 2021, but voluntary compliance is permitted in advance of the effective date. The Company adopted the rule amendments for the quarter ended September 30, 2020, which did not have a material impact on the Company's consolidated financial statements.
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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of September 30, 2020 and December 31, 2019.
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
Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the three month and nine month periods ended September 30, 2020 and 2019, there were no transfers between levels.

The following tables summarize the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of September 30, 2020 and December 31, 2019:

	September 30, 2020
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$1,423,191	$1,423,191
Second Lien Debt	—	—	287,659	287,659
Equity Investments	—	—	32,987	32,987
Investment Fund
Subordinated Loan and Member's Interest	—	—	204,336	204,336
Total	$—	$—	$1,948,173	$1,948,173

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$1,663,138	$1,663,138
Second Lien Debt	—	—	234,532	234,532
Equity Investments	—	—	21,698	21,698
Investment Fund
Mezzanine Loan	—	—	93,000	93,000
Subordinated Loan and Member's Interest	—	—	111,596	111,596
Total	$—	$—	$2,123,964	$2,123,964
The changes in the Company’s investments at fair value for which the Company has used Level 3 inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level 3 investments still held are as follows:

	Financial Assets
	For the three month period ended September 30, 2020
	First Lien Debt	Second Lien Debt	Equity Investments	Investment Fund - Mezzanine Loan	Investment Fund - Subordinated Loan and Member's Interest	Total
Balance, beginning of period	$1,394,913	$278,623	$31,756	$—	$202,263	$1,907,555
Purchases	59,529	—	358	—	—	59,887
Sales	(6,045)	—	—	—	—	(6,045)
Paydowns	(29,034)	(4)	(468)	—	—	(29,506)
Accretion of discount	1,269	176	6	—	—	1,451
Net realized gains (losses)	(677)	—	468	—	—	(209)
Net change in unrealized appreciation (depreciation)	3,236	8,864	867	—	2,073	15,040
Balance, end of period	$1,423,191	$287,659	$32,987	$—	$204,336	$1,948,173
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held at the reporting date included in net change in unrealized appreciation (depreciation) on investments on the Consolidated Statements of Operations	$2,161	$8,864	$867	$—	$2,073	$13,965

	Financial Assets
	For the nine month period ended September 30, 2020
	First Lien Debt	Second Lien Debt	Equity Investments	Investment Fund - Mezzanine Loan	Investment Fund - Subordinated Loan and Member's Interest	Total
Balance, beginning of period	$1,663,138	$234,532	$21,698	$93,000	$111,596	$2,123,964
Purchases	196,562	89,776	11,076	63,500	92,500	453,414
Sales	(242,324)	(2,760)	—	(156,500)	—	(401,584)
Paydowns	(118,446)	(15,236)	(1,492)	—	—	(135,174)
Accretion of discount	4,774	722	14	—	—	5,510
Net realized gains (losses)	(50,302)	(213)	825	—	—	(49,690)
Net change in unrealized appreciation (depreciation)	(30,211)	(19,162)	866	—	240	(48,267)
Balance, end of period	$1,423,191	$287,659	$32,987	$—	$204,336	$1,948,173
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held at the reporting date included in net change in unrealized appreciation (depreciation) on investments on the Consolidated Statements of Operations	$(66,484)	$(18,905)	$866	$—	$240	$(84,283)

	Financial Assets
	For the three month period ended September 30, 2019
	First Lien Debt	Second Lien Debt	Equity Investments	Investment Fund - Mezzanine Loan	Investment Fund - Subordinated Loan and Member's Interest	Total
Balance, beginning of period	$1,651,899	$203,187	$29,142	$80,000	$111,386	$2,075,614
Purchases	163,807	38,823	682	32,500	—	235,812
Sales	(52,865)	—	—	—	—	(52,865)
Paydowns	(70,592)	(9,498)	—	(18,500)	—	(98,590)
Accretion of discount	2,651	216	—	—	—	2,867
Net realized gains (losses)	(10,909)	—	—	—	—	(10,909)
Net change in unrealized appreciation (depreciation)	(23,196)	(593)	833	—	(2,285)	(25,241)
Balance, end of period	$1,660,795	$232,135	$30,657	$94,000	$109,101	$2,126,688
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held at the reporting date included in net change in unrealized appreciation (depreciation) on investments on the Consolidated Statements of Operations	$(32,745)	$(565)	$867	$—	$(2,285)	$(34,728)

	Financial Assets
	For the nine month period ended September 30, 2019
	First Lien Debt	Second Lien Debt	Equity Investments	Investment Fund - Mezzanine Loan	Investment Fund - Subordinated Loan and Member's Interest	Total
Balance, beginning of period	$1,546,271	$178,958	$24,633	$112,000	$110,295	$1,972,157
Purchases	495,081	122,475	6,670	83,200	5,500	712,926
Sales	(68,666)	—	(4,936)	—	—	(73,602)
Paydowns	(272,814)	(71,557)	—	(101,200)	—	(445,571)
Accretion of discount	7,813	1,199	—	—	—	9,012
Net realized gains (losses)	(20,382)	—	2,657	—	—	(17,725)
Net change in unrealized appreciation (depreciation)	(26,507)	1,059	1,633	—	(6,694)	(30,509)
Balance, end of period	$1,660,796	$232,134	$30,657	$94,000	$109,101	$2,126,688
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held as of the reporting date included in net change in unrealized appreciation (depreciation) on investments on the Consolidated Statements of Operations	$(43,879)	$1,234	$1,806	$—	$(6,694)	$(47,533)
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

The following tables summarize the quantitative information related to the significant unobservable inputs for Level 3 instruments which are carried at fair value as of September 30, 2020 and December 31, 2019:

	Fair Value as of September 30, 2020	Valuation Techniques	Significant Unobservable Inputs	Range
				Low	High	Weighted Average
Investments in First Lien Debt	$1,235,757	Discounted Cash Flow	Discount Rate	4.47%	18.13%	9.08%
	128,452	Consensus Pricing	Indicative Quotes	43.20	100.00	94.05
	58,982	Income Approach	Discount Rate	12.22%	13.33%	13.25%
		Market Approach	Comparable Multiple	6.59x	8.07x	7.40x
Total First Lien Debt	1,423,191
Investments in Second Lien Debt	247,623	Discounted Cash Flow	Discount Rate	8.23%	14.61%	10.44%
	40,036	Consensus Pricing	Indicative Quotes	76.70	95.81	81.24
Total Second Lien Debt	287,659
Investments in Equity	32,987	Income Approach	Discount Rate	7.25%	13.33%	9.06%
		Market Approach	Comparable Multiple	6.66x	16.41x	10.30x
Total Equity Investments	32,987
Investments in Investment Fund
Subordinated Loan and Member's Interest	204,336	Discounted Cash Flow	Discount Rate	9.00%	9.00%	9.00%
		Discounted Cash Flow	Default Rate	3.00%	3.00%	3.00%
		Discounted Cash Flow	Recovery Rate	65.00%	65.00%	65.00%
Total Investments in Investment Fund	204,336
Total Level 3 Investments	$1,948,173

	Fair Value as of December 31, 2019	Valuation Techniques	Significant Unobservable Inputs	Range
				Low	High	Weighted Average
Investments in First Lien Debt	$1,332,584	Discounted Cash Flow	Discount Rate	3.64%	24.45%	8.13%
	318,681	Consensus Pricing	Indicative Quotes	77.94	100.00	96.96
	11,873	Income Approach	Discount Rate	12.22%	19.32%	13.16%
		Market Approach	Comparable Multiple	7.89x	8.38x	8.49x
Total First Lien Debt	1,663,138
Investments in Second Lien Debt	188,736	Discounted Cash Flow	Discount Rate	7.40%	10.66%	8.85%
	45,796	Consensus Pricing	Indicative Quotes	97.50	98.31	98.19
Total Second Lien Debt	234,532
Investments in Equity	21,698	Income Approach	Discount Rate	7.76%	15.31%	8.84%
		Market Approach	Comparable Multiple	6.37x	16.65x	9.24x
Total Equity Investments	21,698
Investment in Investment Fund
Mezzanine Loan	93,000	Collateral Analysis	Recovery Rate	100.00%	100.00%	100.00%
Subordinated Loan and Member's Interest	111,596	Discounted Cash Flow	Discount Rate	10.00%	10.00%	10.00%
		Discounted Cash Flow	Default Rate	2.00%	2.00%	2.00%
		Discounted Cash Flow	Recovery Rate	75.00%	75.00%	75.00%
Total Investments in Investment Fund	204,596
Total Level 3 Investments	$2,123,964
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
Financial instruments disclosed but not carried at fair value
The following table presents the carrying value and fair value of the Company’s secured borrowings and senior unsecured notes disclosed but not carried at fair value as of September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured borrowings	$513,332	$513,332	$616,543	$616,543
Senior unsecured notes	115,000	115,000	115,000	115,000
Total	$628,332	$628,332	$731,543	$731,543
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
The following table represents the carrying values (before debt issuance costs) and fair values of the Company’s 2015-1R Notes disclosed but not carried at fair value as of September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Aaa/AAA Class A-1-1-R Notes	$234,800	$227,026	$234,800	$233,053
Aaa/AAA Class A-1-2-R Notes	50,000	48,814	50,000	49,908
Aaa/AAA Class A-1-3-R Notes	25,000	25,020	25,000	25,163
AA Class A-2-R Notes	66,000	66,000	66,000	66,000
A Class B Notes	46,400	44,153	46,400	46,400
BBB- Class C Notes	27,000	23,031	27,000	27,000
Total	$449,200	$434,044	$449,200	$447,524
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
Below is a summary of the base management fees and incentive fees incurred during the three month and nine month periods ended September 30, 2020 and 2019.

	For the three month periods ended		For the nine month periods ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Base management fees	$7,134	$8,016	$21,585	$23,614
Incentive fees on pre-incentive fee net investment income	4,322	5,710	14,075	17,489
Realized capital gains incentive fees	—	—	—	—
Accrued capital gains incentive fees	—	—	—	—
Total capital gains incentive fees	—	—	—	—
Total incentive fees	4,322	5,710	14,075	17,489
Total base management fees and incentive fees	$11,456	$13,726	$35,660	$41,103
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
As of September 30, 2020 and December 31, 2019, $11,473 and $13,236, respectively, was included in base management and incentive fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
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
For the three and nine month periods ended September 30, 2020, the Company incurred $167 and $539, respectively, in fees under the Administration Agreement. For the three and nine month periods ended September 30, 2019, the Company incurred $61 and $442, respectively, in fees under the Administration Agreement. These fees are included in administrative service fees in the accompanying Consolidated Statements of Operations. As of September 30, 2020 and December 31, 2019,

$85 and $77, respectively, was unpaid and included in administrative service fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
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
For the three and nine month periods ended September 30, 2020, fees incurred in connection with the State Street Sub-Administration Agreement, which amounted to $193 and $578, respectively, were included in other general and administrative in the accompanying Consolidated Statements of Operations. For the three and nine month periods ended September 30, 2019, fees incurred in connection with the State Street Sub-Administration Agreement, which amounted to $188 and $563, respectively, were included in other general and administrative in the accompanying Consolidated Statements of Operations. As of September 30, 2020 and December 31, 2019, $958 and $380, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.
License Agreement
The Company has entered into a royalty free license agreement with CIM, which wholly owns our Adviser and is a wholly owned subsidiary of Carlyle, pursuant to which CIM has granted the Company a non-exclusive, revocable and non-transferable license to use the name and mark “Carlyle.”
Board of Directors
The Company’s Board of Directors currently consists of five members, three of whom are Independent Directors. The Board of Directors has established an Audit Committee, a Pricing Committee, a Nominating and Governance Committee and a Compensation Committee, the members of each of which consist entirely of the Company’s Independent Directors. The Board of Directors may establish additional committees in the future. For the three and nine month periods ended September 30, 2020, the Company incurred $86 and $303, respectively, and for the three and nine month periods ended September 30, 2019, the Company incurred $88 and $269, respectively, in fees and expenses associated with its Independent Directors' services on the Company's Board of Directors and its committees. As of September 30, 2020 and December 31, 2019, no fees or expenses associated with its Independent Directors were payable.
Transactions with Credit Fund
For the three and nine month periods ended September 30, 2020, the Company sold 0 and 4 investments, respectively, to Credit Fund for proceeds of $0 and $62,754, respectively, and realized gain (loss) of $0 and $(2,289), respectively. For the three and nine month periods ended September 30, 2019, the Company sold 1 and 2 investments, respectively, to Credit Fund for proceeds of $20,771 and $35,683, respectively, and realized gains of $208 and $208, respectively. See Note 5, Middle Market Credit Fund, LLC, for further information about Credit Fund.
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

Selected Financial Data
Since inception of Credit Fund and through September 30, 2020 and December 31, 2019, the Company and Credit Partners each made capital contributions of $1 and $1 in members’ equity, respectively, and $216,000 and $123,500 in subordinated loans, respectively, to Credit Fund. Below is certain summarized consolidated financial information for Credit Fund as of September 30, 2020 and December 31, 2019.

	As of
	September 30, 2020	December 31, 2019
	(unaudited)
Selected Consolidated Balance Sheet Information
ASSETS
Investments, at fair value (amortized cost of $1,325,843 and $1,258,157, respectively)	$1,291,412	$1,246,839
Cash and cash equivalents	36,122	64,787
Other assets	10,298	9,369
Total assets	$1,337,832	$1,320,995
LIABILITIES AND MEMBERS’ EQUITY
Secured borrowings	$485,410	$441,077
Notes payable, net of unamortized debt issuance costs of $3,097 and $3,441, respectively	444,113	528,407
Mezzanine loans (1)	—	93,000
Other Short-Term Borrowings	—	—
Other liabilities	18,389	32,383
Subordinated loans and members’ equity (1)	389,920	226,128
Liabilities and members’ equity	$1,337,832	$1,320,995
(1) As of September 30, 2020 and December 31, 2019, the Company's ownership interest in the subordinated loans and members’ equity was $204,336 and $111,596, respectively, and $0 and $93,000, respectively, in the mezzanine loans.

	For the three month periods ended		For the nine month periods ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(unaudited)
Selected Consolidated Statement of Operations Information:
Total investment income	$22,863	$24,659	$64,276	$70,999
Expenses
Interest and credit facility expenses	7,696	15,094	31,175	45,495
Other expenses	602	496	1,695	1,409
Total expenses	8,298	15,590	32,870	46,904
Net investment income (loss)	14,565	9,069	31,406	24,095
Net realized gain (loss) on investments	—	—	—	(8,353)
Net change in unrealized appreciation (depreciation) on investments	18,351	3,107	(23,114)	13,333
Net increase (decrease) resulting from operations	$32,916	$12,176	$8,292	$29,075

Below is a summary of Credit Fund’s portfolio, followed by a listing of the loans in Credit Fund’s portfolio as of September 30, 2020 and December 31, 2019:

	As of
	September 30, 2020	December 31, 2019
Senior secured loans (1)	$1,330,670	$1,260,582
Weighted average yields of senior secured loans based on amortized cost (2)	5.95%	6.51%
Weighted average yields of senior secured loans based on fair value (2)	6.11%	6.55%
Number of portfolio companies in Credit Fund	65	61
Average amount per portfolio company (1)	$20,472	$20,665
Number of loans on non-accrual status	—	1
Fair value of loans on non-accrual status	$—	$21,150
Percentage of portfolio at floating interest rates (3)(4)	98.3%	98.3%
Percentage of portfolio at fixed interest rates (4)	1.7%	1.7%
Fair value of loans with PIK provisions	$22,180	$21,150
Percentage of portfolio with PIK provisions (4)	1.7%	1.7%
(1)At par/principal amount.
(2)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of September 30, 2020 and December 31, 2019. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount ("OID") and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.
(3)Floating rate debt investments are generally subject to interest rate floors.
(4)Percentages based on fair value.

Consolidated Schedule of Investments as of September 30, 2020
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
First Lien Debt (97.67% of fair value)
Achilles Acquisition, LLC	+\#	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 4.00%	4.19%	10/13/2025	$29,640	$29,535	$29,047
Acrisure, LLC	\#	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 3.50%	3.65%	2/15/2027	25,699	25,669	24,769
Advanced Instruments, LLC	+*\	(2)(3)(7)	Healthcare & Pharmaceuticals	L + 5.25%	6.25%	10/31/2022	33,416	33,362	33,150
Alku, LLC	+#	(2)(3)	Business Services	L + 5.50%	5.81%	7/29/2026	24,875	24,657	24,723
Alpha Packaging Holdings, Inc.	+*\	(2)(3)	Containers, Packaging & Glass	L + 6.00%	7.00%	11/12/2021	16,487	16,487	16,471
AmeriLife Holdings LLC	#	(2)(3)(7)	Banking, Finance, Insurance & Real Estate	L + 4.00%	4.16%	3/18/2027	9,446	9,423	9,389
Analogic Corporation	^+	(2)(3)(7)	Capital Equipment	L + 5.25%	6.25%	6/22/2024	18,905	18,883	18,870
Anchor Packaging, Inc.	^+#	(2)(3)	Containers, Packaging & Glass	L + 3.75%	3.90%	7/18/2026	24,786	24,675	24,657
API Technologies Corp.	+\	(2)(3)	Aerospace & Defense	L + 4.25%	4.40%	5/9/2026	14,813	14,748	13,734
Aptean, Inc.	+\	(2)(3)	Software	L + 4.25%	4.40%	4/23/2026	12,313	12,256	12,070
AQA Acquisition Holding, Inc.	+*\	(2)(3)(7)	High Tech Industries	L + 4.25%	5.25%	5/24/2023	18,808	18,800	18,765
Astra Acquisition Corp.	+#	(2)(3)	Software	L + 5.50%	6.50%	3/1/2027	28,855	28,450	28,933
Avalign Technologies, Inc.	+\	(2)(3)	Healthcare & Pharmaceuticals	L + 4.50%	4.65%	12/22/2025	14,629	14,513	13,759
Big Ass Fans, LLC	+*\	(2)(3)	Capital Equipment	L + 3.75%	4.75%	5/21/2024	13,801	13,744	13,401
BK Medical Holding Company, Inc.	^+	(2)(3)(7)	Healthcare & Pharmaceuticals	L + 5.25%	6.25%	6/22/2024	24,226	23,997	22,347
Brooks Equipment Company, LLC	+*	(2)(3)	Construction & Building	L + 5.00%	6.00%	5/1/2021	4,582	4,581	4,579
Chemical Computing Group ULC (Canada)	^+	(2)(3)(7)	Software	L + 5.00%	6.00%	8/30/2023	14,091	13,354	13,971
Clarity Telecom LLC.	+	(2)(3)	Media: Broadcasting & Subscription	L + 4.25%	4.40%	8/30/2026	14,850	14,809	14,711
Clearent Newco, LLC	^+\	(2)(3)(7)	High Tech Industries	L + 5.50%	6.50%	3/20/2025	33,632	33,370	31,819
Datto, Inc.	+\	(2)(3)	High Tech Industries	L + 4.25%	4.40%	4/2/2026	12,344	12,287	12,244
DecoPac, Inc.	^+*\	(2)(3)(7)	Non-durable Consumer Goods	L + 4.25%	5.25%	9/29/2024	12,336	12,248	12,287
Diligent Corporation	^+	(2)(3)(7)	Telecommunications	L + 6.25%	7.25%	8/4/2025	8,705	8,423	8,634
DTI Holdco, Inc.	+*\	(2)(3)	High Tech Industries	L + 4.75%	5.75%	9/30/2023	18,739	18,646	15,975
Eliassen Group, LLC	+\	(2)(3)	Business Services	L + 4.25%	4.40%	11/5/2024	7,552	7,524	7,466
EvolveIP, LLC	^+	(2)(3)(7)	Telecommunications	L + 5.75%	6.75%	6/7/2023	19,850	19,805	19,691
Exactech, Inc.	+\#	(2)(3)	Healthcare & Pharmaceuticals	L + 3.75%	4.75%	2/14/2025	21,584	21,465	18,994
Excel Fitness Holdings, Inc.	+#	(2)(3)	Hotel, Gaming & Leisure	L + 5.25%	6.25%	10/7/2025	24,813	24,599	22,145
Frontline Technologies Holdings, LLC	+	(2)(3)	Software	L + 5.75%	6.75%	9/18/2023	14,925	14,181	15,027
Golden West Packaging Group LLC	+*\	(2)(3)	Containers, Packaging & Glass	L + 5.75%	6.75%	6/20/2023	29,092	28,965	28,969
HMT Holding Inc.	+	(2)(3)(7)	Energy: Oil & Gas	L + 4.75%	5.75%	11/17/2023	35,727	35,335	35,531
Integrity Marketing Acquisition, LLC	^	(2)(3)(7)	Banking, Finance, Insurance & Real Estate	L + 6.25%	7.25%	8/27/2025	—	(162)	240
Jensen Hughes, Inc.	+*\	(2)(3)(7)	Utilities: Electric	L + 4.50%	5.50%	3/22/2024	33,093	32,974	32,469
KAMC Holdings, Inc.	+#	(2)(3)	Energy: Electricity	L + 4.00%	4.26%	8/14/2026	13,860	13,801	12,197
KBP Investments, LLC	^+	(2)(3)(7)	Beverage, Food & Tobacco	L + 5.25%	6.25%	5/15/2023	8,512	8,264	8,263
Lionbridge Technologies, Inc.	+	(2)(3)	Business Services	L + 6.25%	7.25%	12/29/2025	24,813	24,812	25,172

Consolidated Schedule of Investments as of September 30, 2020
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
Maravai Intermediate Holdings, LLC	+\#	(2)(3)	Healthcare & Pharmaceuticals	L + 4.25%	5.25%	8/2/2025	$29,400	$29,184	$29,271
Marco Technologies, LLC	^+\	(2)(3)(7)	Media: Advertising, Printing & Publishing	L + 4.00%	5.00%	10/30/2023	7,332	7,290	7,332
Mold-Rite Plastics, LLC	+\	(2)(3)	Chemicals, Plastics & Rubber	L + 4.25%	5.25%	12/14/2021	14,557	14,533	14,557
MSHC, Inc.	^+*\	(2)(3)(7)	Construction & Building	L + 4.25%	5.25%	12/31/2024	44,202	44,084	43,748
Newport Group Holdings II, Inc.	+\#	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 3.50%	3.72%	9/13/2025	23,535	23,335	22,330
Odyssey Logistics & Technology Corp.	+*\#	(2)(3)	Transportation: Cargo	L + 4.00%	5.00%	10/12/2024	38,955	38,823	36,559
Output Services Group	^+\	(2)(3)	Media: Advertising, Printing & Publishing	L + 4.50%	5.50%	3/27/2024	19,471	19,429	13,955
PAI Holdco, Inc.	+*\	(2)(3)	Automotive	L + 4.00%	5.00%	1/5/2025	19,393	19,328	19,393
Park Place Technologies, Inc.	+\#	(2)(3)	High Tech Industries	L + 4.00%	5.00%	3/28/2025	22,387	22,321	22,387
Pasternack Enterprises, Inc.	+\	(2)(3)	Capital Equipment	L + 4.00%	5.00%	7/2/2025	22,582	22,570	22,200
Pharmalogic Holdings Corp.	+\	(2)(3)	Healthcare & Pharmaceuticals	L + 4.00%	5.00%	6/11/2023	11,234	11,215	11,105
Premise Health Holding Corp.	+\#	(2)(3)	Healthcare & Pharmaceuticals	L + 3.50%	3.72%	7/10/2025	13,619	13,570	13,509
Propel Insurance Agency, LLC	^+\	(2)(3)(7)	Banking, Finance, Insurance & Real Estate	L + 4.25%	5.25%	6/1/2024	30,498	30,098	30,173
Q Holding Company	+*\#	(2)(3)	Automotive	L + 5.00%	6.00%	12/31/2023	21,790	21,643	21,328
QW Holding Corporation (Quala)	+*	(2)(3)(7)	Environmental Industries	L + 6.25%	7.25%	8/31/2022	12,421	12,299	11,418
Radiology Partners, Inc.	+\#	(2)(3)	Healthcare & Pharmaceuticals	L + 4.25%	5.29%	7/9/2025	27,686	27,576	26,614
RevSpring Inc.	*\#	(2)(3)	Media: Advertising, Printing & Publishing	L + 4.25%	4.47%	10/11/2025	29,525	29,331	29,209
Situs Group Holdings Corporation	+\	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 4.75%	5.75%	6/28/2025	14,827	14,730	14,566
Surgical Information Systems, LLC	+*\	(2)(3)(6)	High Tech Industries	L + 5.00%	6.00%	4/24/2023	26,168	26,039	25,906
Systems Maintenance Services Holding, Inc.	^*	(2)(3)(9)	High Tech Industries	L + 5.00%	6.00%	10/30/2023	23,581	23,505	18,389
T2 Systems, Inc.	^+*	(2)(3)(7)	Transportation: Consumer	L + 6.75%	7.75%	9/28/2022	29,193	28,771	28,570
The Original Cakerie, Ltd. (Canada)	+*\	(2)(3)	Beverage, Food & Tobacco	L + 5.00%	6.00%	7/20/2022	8,860	8,834	8,838
The Original Cakerie, Ltd. (Canada)	+*\	(2)(3)(7)	Beverage, Food & Tobacco	L + 4.50%	5.50%	7/20/2022	6,311	6,292	6,294
Thoughtworks, Inc.	*\#	(2)(3)	Business Services	L + 3.75%	4.75%	10/11/2024	11,734	11,712	11,544
U.S. Acute Care Solutions, LLC	+*\	(2)(3)	Healthcare & Pharmaceuticals	L + 6.00%	7.00%	5/15/2021	31,293	31,246	28,257
U.S. TelePacific Holdings Corp.	+*\	(2)(3)	Telecommunications	L + 5.50%	6.50%	5/2/2023	26,660	26,533	22,867
VRC Companies, LLC	^+	(2)(3)(7)	Business Services	L + 6.50%	7.50%	3/31/2023	28,307	27,069	28,307
Welocalize, Inc.	+	(2)(3)(7)	Business Services	L + 4.50%	5.50%	12/2/2024	21,558	21,334	21,349
WRE Holding Corp.	^+*	(2)(3)(7)	Environmental Industries	L + 5.25%	6.25%	1/3/2023	8,384	8,350	8,250
Zywave, Inc.	+*\	(2)(3)(7)	High Tech Industries	L + 5.00%	6.00%	11/17/2022	18,581	18,490	18,581
First Lien Debt Total								$1,298,014	$1,261,275
Second Lien Debt (1.77% of fair value)
DBI Holding, LLC	^*		Transportation: Cargo	9.00% PIK	9.00%	2/1/2026	$22,180	$21,823	$22,180
Zywave, Inc.	+*\	(2)(3)	High Tech Industries	L + 9.00%	10.00%	11/17/2023	647	642	647
Second Lien Debt Total								$22,465	$22,827

Investments (1)		Footnotes	Industry	Type	Shares/Units	Cost	Fair Value (6)
Equity Investments (0.57% of fair value)
DBI Holding, LLC	^*		Transportation: Cargo	Common Stock	2,961	$—	$—
DBI Holding, LLC	^*		Transportation: Cargo	Preferred Equity	13,996	5,364	7,310
Equity Investments Total						$5,364	$7,310
Total Investments						$1,325,843	$1,291,412

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
(1)Unless otherwise indicated, issuers of investments held by Credit Fund are domiciled in the United States. As of September 30, 2020, the geographical composition of investments as a percentage of fair value was 2.26% in Canada and 97.73% in the United States. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, Credit Fund has indicated the reference rate used and provided the spread and the interest rate in effect as of September 30, 2020. As of September 30, 2020, the reference rates for Credit Fund’s variable rate loans were the 30-day LIBOR at 0.15%, the 90-day LIBOR at 0.23% and the 180-day LIBOR at 0.26%.
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

(7)As of September 30, 2020, Credit Fund and Credit Fund Sub had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

First Lien Debt – unfunded delayed draw and revolving term loans commitments	Type	Unused Fee	Par/ Principal Amount	Fair Value
Advanced Instruments, LLC	Revolver	0.50%	$2,500	$(19)
AmeriLife Holdings LLC	Delayed Draw	1.00	530	(3)
Analogic Corporation	Revolver	0.50	1,975	(3)
AQA Acquisition Holding, Inc.	Revolver	0.50	2,459	(5)
BK Medical Holding Company, Inc.	Revolver	0.50	2,609	(183)
Chemical Computing Group ULC (Canada)	Revolver	0.50	873	(7)
Clearent Newco, LLC	Delayed Draw	1.00	2,549	(128)
DecoPac, Inc.	Revolver	0.50	2,143	(7)
Diligent Corporation	Revolver	0.50	703	(4)
Diligent Corporation	Delayed Draw	1.00	2,109	(13)
EvolveIP, LLC	Delayed Draw	1.00	2,240	(15)
EvolveIP, LLC	Revolver	0.50	1,345	(10)
HMT Holding Inc.	Revolver	0.50	3,351	(17)
Integrity Marketing Acquisition, LLC	Delayed Draw	1.00	12,000	240
Jensen Hughes, Inc.	Revolver	0.50	2,000	(35)
Jensen Hughes, Inc.	Delayed Draw	1.00	2,068	(36)
KBP Investments, LLC	Delayed Draw	1.00	10,190	(127)
KBP Investments, LLC	Delayed Draw	1.00	1,297	(16)
Marco Technologies, LLC	Delayed Draw	1.00	7,500	—
MSHC, Inc.	Delayed Draw	1.00	5,130	(47)
Propel Insurance Agency, LLC	Revolver	0.50	1,369	(14)
QW Holding Corporation (Quala)	Revolver	0.50	4,674	(272)
QW Holding Corporation (Quala)	Delayed Draw	1.00	161	(9)
T2 Systems, Inc.	Revolver	0.50	1,955	(39)
The Original Cakerie, Ltd. (Canada)	Revolver	0.50	1,665	(4)
VRC Companies, LLC	Delayed Draw	0.75	2,347	—
VRC Companies, LLC	Revolver	0.50	858	—
Welocalize, Inc.	Revolver	0.50	3,375	(28)
WRE Holding Corp.	Delayed Draw	1.00	563	(8)
WRE Holding Corp.	Revolver	0.50	852	(12)
Zywave, Inc.	Revolver	0.50	1,500	—
Total unfunded commitments			$84,890	$(821)

Consolidated Schedule of Investments as of December 31, 2019
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
First Lien Debt (98.11% of fair value)
Achilles Acquisition, LLC	+\#	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.00%	5.75%	10/13/2025	$17,865	$17,776	$17,763
Acrisure, LLC	+\	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 3.75%	5.85%	11/22/2023	11,820	11,810	11,805
Acrisure, LLC	+\#	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.25%	6.35%	11/22/2023	20,674	20,639	20,674
Advanced Instruments, LLC	^+*\	(2) (3) (7)	Healthcare & Pharmaceuticals	L + 5.25%	6.99%	10/31/2022	35,610	35,536	35,466
Alku, LLC	+#	(2) (3)	Business Services	L + 5.50%	7.44%	7/29/2026	25,000	24,754	24,624
Alpha Packaging Holdings, Inc.	+*\	(2) (3)	Containers, Packaging & Glass	L + 4.25%	6.35%	5/12/2020	16,684	16,676	16,601
AmeriLife Group, LLC	^#	(2) (3) (7)	Banking, Finance, Insurance & Real Estate	L + 4.50%	6.20%	6/5/2026	16,627	16,557	16,558
Anchor Packaging, Inc.	^#	(2) (3) (7)	Containers, Packaging & Glass	L + 4.00%	5.70%	7/18/2026	20,462	20,363	20,457
API Technologies Corp.	+\	(2) (3)	Aerospace & Defense	L + 4.25%	5.95%	5/9/2026	14,925	14,853	14,807
Aptean, Inc.	+\	(2) (3)	Software	L + 4.25%	6.34%	4/23/2026	12,406	12,344	12,385
AQA Acquisition Holding, Inc.	^*\	(2) (3) (7)	High Tech Industries	L + 4.25%	6.16%	5/24/2023	18,954	18,922	18,860
Avalign Technologies, Inc.	+\	(2) (3)	Healthcare & Pharmaceuticals	L + 4.50%	6.70%	12/22/2025	14,741	14,610	14,626
Big Ass Fans, LLC	+*\	(2) (3)	Capital Equipment	L + 3.75%	5.85%	5/21/2024	13,909	13,841	13,903
Borchers, Inc.	+*\	(2) (3) (7)	Chemicals, Plastics & Rubber	L + 4.50%	6.60%	11/1/2024	15,116	15,072	15,085
Brooks Equipment Company, LLC	*		Construction & Building	L + 5.00%	6.91%	8/29/2020	5,144	5,141	5,141
Clarity Telecom LLC.	+	(2) (3)	Media: Broadcasting & Subscription	L + 4.50%	6.20%	8/30/2026	14,963	14,915	14,902
Clearent Newco, LLC	^+\	(2) (3) (7)	High Tech Industries	L + 5.50%	7.44%	3/20/2025	29,738	29,436	29,134
Datto, Inc.	+\	(2) (3)	High Tech Industries	L + 4.25%	5.95%	4/2/2026	12,438	12,375	12,420
DecoPac, Inc.	+*\	(2) (3) (7)	Non-durable Consumer Goods	L + 4.25%	6.01%	9/29/2024	12,336	12,233	12,292
Dent Wizard International Corporation	+\	(2) (3)	Automotive	L + 4.00%	5.70%	4/7/2020	36,880	36,843	36,717
DTI Holdco, Inc.	+*\	(2) (3)	High Tech Industries	L + 4.75%	6.68%	9/30/2023	18,885	18,771	17,611
Eliassen Group, LLC	+\	(2) (3)	Business Services	L + 4.50%	6.20%	11/5/2024	7,581	7,548	7,579
EIP Merger Sub, LLC (Evolve IP)	^+	(2) (3) (7)	Telecommunications	L + 5.75%	7.45%	6/7/2023	19,661	19,605	19,661
Exactech, Inc.	+\#	(2) (3)	Healthcare & Pharmaceuticals	L + 3.75%	5.45%	2/14/2025	21,772	21,634	21,751
Excel Fitness Holdings, Inc.	+#	(2) (3)	Hotel, Gaming & Leisure	L + 5.25%	6.95%	10/7/2025	25,000	24,758	24,875
Golden West Packaging Group LLC	+*\	(2) (3)	Containers, Packaging & Glass	L + 5.75%	7.45%	6/20/2023	29,464	29,303	29,072
HMT Holding Inc.	^+*\	(2) (3) (7)	Energy: Oil & Gas	L + 5.00%	6.74%	11/17/2023	33,157	32,678	32,972
Jensen Hughes, Inc.	^+*\	(2) (3) (7)	Utilities: Electric	L + 4.50%	6.24%	3/22/2024	33,909	33,757	33,550
KAMC Holdings, Inc.	+#	(2) (3)	Energy: Electricity	L + 4.00%	5.91%	8/14/2026	13,965	13,899	13,881
MAG DS Corp.	^+\	(2) (3) (7)	Aerospace & Defense	L + 4.75%	6.46%	6/6/2025	28,471	28,242	28,286
Maravai Intermediate Holdings, LLC	+\#	(2) (3)	Healthcare & Pharmaceuticals	L + 4.25%	6.00%	8/2/2025	29,625	29,378	29,400
Marco Technologies, LLC	^+\	(2) (3) (7)	Media: Advertising, Printing & Publishing	L + 4.25%	6.16%	10/30/2023	7,463	7,410	7,463
Mold-Rite Plastics, LLC	+\	(2) (3)	Chemicals, Plastics & Rubber	L + 4.25%	5.95%	12/14/2021	$14,557	$14,519	$14,524

Consolidated Schedule of Investments as of December 31, 2019
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
MSHC, Inc.	^+*\	(2) (3) (7)	Construction & Building	L + 4.25%	5.95%	12/31/2024	38,251	38,138	38,166
Newport Group Holdings II, Inc.	+\#	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 3.75%	5.65%	9/13/2025	23,715	23,487	23,663
Odyssey Logistics & Technology Corp.	+*\#	(2) (3)	Transportation: Cargo	L + 4.00%	5.70%	10/12/2024	39,013	38,859	38,763
Output Services Group	^+\	(2) (3) (7)	Media: Advertising, Printing & Publishing	L + 4.50%	6.20%	3/27/2024	19,621	19,570	19,469
PAI Holdco, Inc.	+*\	(2) (3)	Automotive	L + 4.25%	6.35%	1/5/2025	19,532	19,458	19,532
Park Place Technologies, Inc.	+\#	(2) (3)	High Tech Industries	L + 4.00%	5.70%	3/28/2025	22,566	22,489	22,566
Pasternack Enterprises, Inc.	+\	(2) (3)	Capital Equipment	L + 4.00%	5.70%	7/2/2025	22,755	22,742	22,653
Pathway Vet Alliance LLC	+\	(2) (3) (7)	Consumer Services	L + 4.50%	6.21%	12/20/2024	19,085	18,708	19,217
Pharmalogic Holdings Corp.	+\	(2) (3)	Healthcare & Pharmaceuticals	L + 4.00%	5.70%	6/11/2023	11,320	11,296	11,302
Premise Health Holding Corp.	^+\#	(2) (3) (7)	Healthcare & Pharmaceuticals	L + 3.50%	5.60%	7/10/2025	13,723	13,665	13,501
Propel Insurance Agency, LLC	^+\	(2) (3) (7)	Banking, Finance, Insurance & Real Estate	L + 4.25%	6.35%	6/1/2024	22,532	22,056	22,395
Q Holding Company	+*\#	(2) (3)	Automotive	L + 5.00%	6.70%	12/31/2023	21,955	21,777	21,922
QW Holding Corporation (Quala)	^+*	(2) (3) (7)	Environmental Industries	L + 5.75%	7.73%	8/31/2022	11,630	11,449	11,531
Radiology Partners, Inc.	+\#	(2) (3)	Healthcare & Pharmaceuticals	L + 4.75%	6.66%	7/9/2025	28,719	28,590	28,768
RevSpring Inc.	+*\#	(2) (3)	Media: Advertising, Printing & Publishing	L + 4.00%	5.95%	10/11/2025	24,750	24,631	24,608
Situs Group Holdings Corporation	^+\	(2) (3) (7)	Banking, Finance, Insurance & Real Estate	L + 4.75%	6.45%	6/28/2025	13,715	13,621	13,697
Systems Maintenance Services Holding, Inc.	+*	(2) (3)	High Tech Industries	L + 5.00%	6.70%	10/30/2023	23,765	23,672	18,180
Surgical Information Systems, LLC	+*\	(2) (3) (6)	High Tech Industries	L + 4.75%	7.47%	4/24/2023	26,168	26,005	25,715
T2 Systems, Inc.	^+*	(2) (3) (7)	Transportation: Consumer	L + 6.75%	8.85%	9/28/2022	18,045	17,789	18,045
The Original Cakerie, Ltd. (Canada)	+*	(2) (3) (7)	Beverage, Food & Tobacco	L + 5.00%	6.84%	7/20/2022	8,928	8,897	8,887
The Original Cakerie, Ltd. (Canada)	^*	(2) (3) (7)	Beverage, Food & Tobacco	L + 4.50%	6.34%	7/20/2022	6,826	6,801	6,790
ThoughtWorks, Inc.	+*\	(2) (3)	Business Services	L + 4.00%	5.70%	10/11/2024	11,824	11,794	11,824
U.S. Acute Care Solutions, LLC	+*\	(2) (3)	Healthcare & Pharmaceuticals	L + 5.00%	6.91%	5/15/2021	31,431	31,331	29,869
U.S. TelePacific Holdings Corp.	+*\	(2) (3)	Telecommunications	L + 5.00%	7.10%	5/2/2023	26,660	26,499	25,430
Valet Waste Holdings, Inc.	+\	(2) (3)	Construction & Building	L + 3.75%	5.70%	9/28/2025	11,850	11,825	11,688
Welocalize, Inc.	+^	(2) (3) (7)	Business Services	L + 4.50%	6.21%	12/2/2024	23,038	22,788	22,787
WIRB - Copernicus Group, Inc.	+*\	(2) (3) (7)	Healthcare & Pharmaceuticals	L + 4.25%	5.95%	8/15/2022	20,888	20,822	20,887
WRE Holding Corp.	^+*	(2) (3) (7)	Environmental Industries	L + 5.00%	6.91%	1/3/2023	7,431	7,372	7,304
Zywave, Inc.	+*\	(2) (3) (7)	High Tech Industries	L + 5.00%	6.93%	11/17/2022	19,228	19,107	19,211
First Lien Debt Total								$1,231,436	$1,223,215
Second Lien Debt (1.75% of fair value)
DBI Holding, LLC	^*	(2) (3) (8)	Transportation: Cargo	9.00% PIK	8.00%	2/1/2026	$21,150	$20,697	$21,150
Zywave, Inc.	*	(2) (3)	High Tech Industries	L + 9.00%	10.94%	11/17/2023	$666	660	664
Second Lien Debt Total								$21,357	$21,814
Equity Investments (0.15%of fair value)

Consolidated Schedule of Investments as of December 31, 2019
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
DBI Holding, LLC	^		Transportation: Cargo				$16,957	$5,364	$1,810

Equity Investments Total								$5,364	$1,810
Total Investments								$1,258,157	$1,246,839

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
Debt
Credit Fund Facilities
The Credit Fund, Credit Fund Sub and Credit Fund Warehouse II are party to separate credit facilities as described below. In addition, until May 15, 2019, the 2019-2 Issuer (formerly known as the Credit Fund Warehouse) was party to the Credit Fund Warehouse Facility. As of September 30, 2020 and December 31, 2019, Credit Fund, Credit Fund Sub and Credit Fund Warehouse II were in compliance with all covenants and other requirements of their respective credit facility agreements.

Below is a summary of the borrowings and repayments under the credit facilities for the three month and nine month periods ended 2020 and 2019, and the outstanding balances under the credit facilities for the respective periods.

	Credit Fund Facility		Credit Fund Sub Facility		Credit Fund Warehouse Facility		Credit Fund Warehouse II Facility
	2020	2019	2020	2019	2020	2019	2020	2019
Three Month Periods Ended September 30,
Outstanding balance, beginning of period	$—	$80,000	$353,006	$384,493	$—	$—	$108,994	$—
Borrowings	—	32,500	25,000	35,500	—	—	5,000	77,935
Repayments	—	(18,500)	—	(76,987)	—	—	(6,590)	—
Outstanding balance, end of period	$—	$94,000	$378,006	$343,006	$—	$—	$107,404	$77,935

Nine Month Periods Ended September 30,
Outstanding Borrowing, beginning of period	$93,000	$112,000	$343,506	$471,134	$—	$101,045	$97,571	$—
Borrowings	63,500	83,200	125,000	144,370	—	34,544	38,373	77,935
Repayments	(156,500)	(101,200)	(90,500)	(272,498)	—	(135,589)	(28,540)	—
Outstanding balance, end of period	$—	$94,000	$378,006	$343,006	$—	$—	$107,404	$77,935
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
As of September 30, 2020 and December 31, 2019, the 2017-1 Issuer was in compliance with all covenants and other requirements of the indenture.
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
As of September 30, 2020 and December 31, 2019, the 2019-2 Issuer was in compliance with all covenants and other requirements of the indenture.
6. BORROWINGS
The Company and the SPV are party to facilities as described below. In accordance with the Investment Company Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 150% after such borrowing. For the purposes of the asset coverage ratio under the Investment Company Act, the Preferred Stock, as defined in Note 1, is considered a senior security and is included in the denominator of the calculation. As of September 30, 2020 and December 31, 2019, asset coverage was 174.96% and 181.01%, respectively. As of September 30, 2020 and December 31, 2019, the Company and the SPV were in compliance with all covenants and other requirements of their respective credit facility agreements.
Below is a summary of the borrowings and repayments under the credit facilities for the three month and nine month periods ended September 30, 2020 and 2019, and the outstanding balances under the Facilities for the respective periods.

	For the three month periods ended		For the nine month periods ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Outstanding Borrowing, beginning of period	$474,386	$649,397	$616,543	$514,635
Borrowings	36,500	187,229	293,792	590,179
Repayments	—	(79,709)	(397,484)	(347,897)
Foreign currency translation	2,446	(406)	481	(406)
Outstanding balance, end of period	$513,332	$756,511	$513,332	$756,511

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
Credit Facility
The Company closed on the Credit Facility on March 21, 2014, which was subsequently amended on January 8, 2015, May 25, 2016, March 22, 2017, September 25, 2018 and June 14, 2019. The maximum principal amount of the Credit Facility is $688,000, subject to availability under the Credit Facility, which is based on certain advance rates multiplied by the value of the Company’s portfolio investments (subject to certain concentration limitations) net of certain other indebtedness that the Company may incur in accordance with the terms of the Credit Facility. Proceeds of the Credit Facility may be used for general corporate purposes, including the funding of portfolio investments. Maximum capacity under the Credit Facility may be increased to $900,000 through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Credit Facility includes a $50,000 limit for swingline loans and a $20,000 limit for letters of credit. The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Credit Facility, including amounts drawn in respect of letters of credit, bear interest at either LIBOR plus an applicable spread of 2.25%, or an “alternative base rate” (which is the highest of a prime rate, the federal funds effective rate plus 0.50%, or one month LIBOR plus 1.00%) plus an applicable spread of 1.25%. The Company may elect either the LIBOR or the “alternative base rate” at the time of drawdown, and loans may be converted from one rate to another at any time, subject to certain conditions. The Company also pays a fee of 0.375% on undrawn amounts under the Credit Facility and, in respect of each undrawn letter of credit, a fee and interest rate equal to the then-applicable margin under the Credit Facility while the letter of credit is outstanding. On October 28, 2020, the Credit Facility was amended to extend the availability period to October 28, 2024 and the maturity date to October 28, 2025. During the period from October 29, 2024 to October 28, 2025, the Company will be obligated to make mandatory prepayments under the Credit Facility out of the proceeds of certain asset sales, other recovery events and equity and debt issuances.
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

Summary of Facilities
The Facilities consisted of the following as of September 30, 2020 and December 31, 2019:

	September 30, 2020
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
SPV Credit Facility	$275,000	$149,985	$125,015	$46,670
Credit Facility	688,000	363,347	324,653	198,282
Total	$963,000	$513,332	$449,668	$244,952

	December 31, 2019
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
SPV Credit Facility	$275,000	$232,469	$42,531	$4,225
Credit Facility	688,000	384,074	303,926	264,198
Total	$963,000	$616,543	$346,457	$268,423

(1)The unused portion is the amount upon which commitment fees are based.
(2)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.

For the three month and nine month periods ended September 30, 2020 and 2019, the components of interest expense and credit facility fees were as follows:

	For the three month periods ended		For the nine month periods ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Interest expense	$2,985	$8,510	$13,564	$22,916
Facility unused commitment fee	542	271	1,269	870
Amortization of deferred financing costs	159	244	754	746
Other fees	27	30	83	168
Total interest expense and credit facility fees	$3,713	$9,055	$15,670	$24,700
Cash paid for interest expense	$3,287	$8,036	$14,959	$22,496

Average principal debt outstanding	$495,469	$755,035	$584,032	$663,766
Weighted average interest rate	2.36%	4.41%	3.05%	4.55%

As of September 30, 2020 and December 31, 2019, the components of interest and credit facilities payable were as follows:

	As of
	September 30, 2020	December 31, 2019
Interest expense payable	$856	$2,201
Unused commitment fees payable	222	187
Other credit facility fees payable	22	30
Interest and credit facilities payable	$1,100	$2,418

Weighted average interest rate (based on floating LIBOR rates)	2.34%	3.88%

7. NOTES PAYABLE
4.750% Senior Unsecured Notes
On December 30, 2019, the Company closed a private offering of the Senior Notes. Interest is payable quarterly, beginning March 31, 2020. This interest rate is subject to increase (up to 5.75%) in the event that, subject to certain exceptions, the Senior Notes cease to have an investment grade rating. The Company is obligated to offer to repay the notes at par if certain change in control events occur. The Senior Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. For the three month and nine month periods ended September 30, 2020, the Company incurred and paid $1,366 and $4,082, respectively, in interest expense on the Senior Notes.
The note purchase agreement for the Senior Notes contains customary terms and conditions for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a business development company within the meaning of the Investment Company Act and a regulated investment company under the Code, minimum asset coverage ratio and interest coverage ratio, and prohibitions on certain fundamental changes at the Company or any subsidiary guarantor, as well as customary events of default with customary cure and notice, including, without limitation, nonpayment, breach of covenant, material breach of representation or warranty under the note purchase agreement, cross-acceleration under other indebtedness of the Company or certain significant subsidiaries, certain judgments and orders, and certain events of bankruptcy. As of September 30, 2020, the Company was in compliance with these terms and conditions.

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
The Investment Adviser serves as collateral manager to the 2015-1 Issuer under a collateral management agreement (the “Collateral Management Agreement”). Pursuant to the Collateral Management Agreement, the 2015-1 Issuer pays management fees (comprised of base management fees, subordinated management fees and incentive management fees) to the Investment Adviser for rendering collateral management services. As per the Collateral Management Agreement, for the period the Company retains all of the 2015-1 Issuer Preferred Interests, the Investment Adviser does not earn management fees for providing such collateral management services. The Company currently retains all of the 2015-1 Issuer Preferred Interests, thus the Investment Adviser did not earn any management fees from the 2015-1 Issuer for the three and nine month periods ended September 30, 2020 and 2019. Any such waived fees may not be recaptured by the Investment Adviser.
Pursuant to an undertaking by the Company in connection with the 2015-1 Debt Securitization Refinancing, the Company has agreed to hold on an ongoing basis the 2015-1 Issuer Preferred Interests with an aggregate dollar purchase price at least equal to 5% of the aggregate outstanding amount of all collateral obligations by the 2015-1 Issuer for so long as any securities of the 2015-1 Issuer remain outstanding. As of September 30, 2020, the Company was in compliance with its undertaking.
The 2015-1 Issuer pays ongoing administrative expenses to the trustee, independent accountants, legal counsel, rating agencies and independent managers in connection with developing and maintaining reports, and providing required services in connection with the administration of the 2015-1 Issuer.
As of September 30, 2020, the 2015-1R Notes were secured by 59 first lien and second lien senior secured loans with a total fair value of approximately $515,169 and cash of $5,231. The pool of loans in the securitization must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture governing the 2015-1R Notes.
For the nine month periods ended September 30, 2020 and 2019, the effective annualized weighted average interest rates, which include amortization of debt issuance costs on the 2015-1R Notes, were 2.56% and 4.59%, respectively, based on floating LIBOR rates. As of September 30, 2020 and December 31, 2019 the weighted average interest rates were 2.38% and 4.75% respectively, based on floating LIBOR rates.
For the for the three and nine month periods ended September 30, 2020 and 2019, the components of interest expense on the 2015-1R Notes were as follows:

	For the three month periods ended		For the nine month periods ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Interest expense	$2,878	$4,966	$11,081	$15,460
Amortization of deferred financing costs	62	62	185	185
Total interest expense and credit facility fees	$2,940	$5,028	$11,266	$15,645
Cash paid for interest expense	$3,708	$5,348	$12,667	$15,748

As of September 30, 2020 and December 31, 2019, $2,305 and $3,891, respectively, of interest expense was included in interest and credit facility fees payable.
8. COMMITMENTS AND CONTINGENCIES
A summary of significant contractual payment obligations was as follows as of September 30, 2020 and December 31, 2019:

Payment Due by Period	September 30, 2020	December 31, 2019
Less than one year	$—	$—
1-3 years	149,985	—
3-5 years	478,347	731,543
More than 5 years	449,200	449,200
Total	$1,077,532	$1,180,743
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of September 30, 2020 and December 31, 2019 for any such exposure.
We have in the past, currently are and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments.
The Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par Value as of
	September 30, 2020	December 31, 2019
Unfunded delayed draw commitments	$58,290	$75,874
Unfunded revolving loan commitments	67,034	74,016
Total unfunded commitments	$125,324	$149,890

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
The following table summarizes the Company’s dividends declared on its preferred stock during the current fiscal year to-date. Unless otherwise noted, dividends were declared and paid, or are payable, in cash.

Date Declared	Record Date	Payment Date	Per Share Amount
June 30, 2020	June 30, 2020	September 30, 2020	$0.277
September 30, 2020	September 30, 2020	September 30, 2020	0.423
Total			$0.700
Company Stock Repurchase Program
On November 5, 2018, the Company’s Board of Directors approved a $100,000 common stock repurchase program (the “Company Stock Repurchase Program”). The Company Stock Repurchase Program was to be in effect until November 5, 2020, or until the approved dollar amount had been used to repurchase shares of common stock. On November 2, 2020, the Company's Board of Directors approved the continuation of the Company Stock Repurchase Program until November 5, 2021, or until the approved dollar amount has been used to repurchase shares of common stock, as well as the expansion of the repurchase authorization to $150 million in the aggregate of the Company's outstanding common stock. This program may be suspended, extended, modified or discontinued by the Company at any time, subject to applicable law. Since the inception of the Company Stock Repurchase Program through September 30, 2020, the Company has repurchased 6,260,043 shares of the Company's common stock at an average cost of $13.67 per share, or $85,597 in the aggregate, resulting in accretion to net assets per share of $0.34.

Changes in Net Assets
For the three and nine month periods ended September 30, 2020, the Company repurchased and extinguished 0 and 1,455,195 shares, respectively, for $0 and $16,003, respectively. The following tables summarize capital activity during the for the three and nine month periods ended September 30, 2020:

	Preferred Stock		Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount	Shares	Amount
Balance, July 1, 2020	2,000,000	$50,000	56,308,616	$563	$1,093,250	$(1,633)	$13,810	$(131,650)	$(141,036)	$883,304
Issuance of Preferred Stock	—	—	—	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	—	—	—	21,234	—	—	21,234
Net realized gain (loss)	—	—	—	—	—	—	—	(220)	—	(220)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	—	—	—	12,594	12,594
Dividends declared on common stock and preferred stock	—	—	—	—	—	—	(21,690)	—	—	(21,690)
Balance, September 30, 2020	2,000,000	$50,000	56,308,616	$563	$1,093,250	$(1,633)	$13,354	$(131,870)	$(128,442)	$895,222

	Preferred Stock		Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss) on Investments	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount	Shares	Amount
Balance, January 1, 2020	—	$—	57,763,811	$578	$1,109,238	$(1,633)	$10,368	$(82,654)	$(79,426)	$956,471
Repurchase of common stock	—	—	(1,455,195)	(15)	(15,988)	—	—	—	—	(16,003)
Issuance of Preferred Stock	2,000,000	50,000	—	—	—	—	—	—	—	50,000
Net investment income (loss)	—	—	—	—	—	—	66,898	—	—	66,898
Net realized gain (loss)	—	—	—	—	—	—	—	(49,216)	—	(49,216)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	—	—	—	(49,016)	(49,016)
Dividends declared on common stock and preferred stock	—	—	—	—	—	—	(63,912)	—	—	(63,912)
Balance, September 30, 2020	2,000,000	$50,000	56,308,616	$563	$1,093,250	$(1,633)	$13,354	$(131,870)	$(128,442)	$895,222

For the three and nine month periods ended September 30, 2019, the Company repurchased and extinguished 1,168,383 and 3,216,775 shares, respectively, for $17,167 and $47,521, respectively. The following tables summarize capital activity for the three and nine month periods ended September 30, 2019:

	Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, July 1, 2019	60,181,859	$602	$1,144,000	$(1,633)	$11,679	$(51,354)	$(76,702)	$1,026,592
Repurchase of common stock	(1,168,383)	(12)	(17,155)	—	—	—	—	(17,167)
Net investment income (loss)	—	—	—	—	26,755	—	—	26,755
Net realized gain (loss)	—	—	—	—	—	(10,909)	—	(10,909)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	—	(24,835)	(24,835)
Dividends declared	—	—	—	—	(21,835)	—	—	(21,835)
Balance, September 30, 2019	59,013,476	$590	$1,126,845	$(1,633)	$16,599	$(62,263)	$(101,537)	$978,601

	Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss) on Investments	Accumulated Net Unrealized Appreciation (Depreciation) on Investments	Total Net Assets
	Shares	Amount
Balance, January 1, 2019	62,230,251	$622	$1,174,334	$(1,633)	$5,901	$(44,572)	$(71,434)	$1,063,218
Repurchase of common stock	(3,216,775)	(32)	(47,489)	—	—	—	—	(47,521)
Net investment income (loss)	—	—	—	—	82,288	—	—	82,288
Net realized gain (loss) on investments	—	—	—	—	—	(17,691)	—	(17,691)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	—	(30,103)	(30,103)
Dividends declared	—	—	—	—	(71,590)	—	—	(71,590)
Balance, September 30, 2019	59,013,476	$590	$1,126,845	$(1,633)	$16,599	$(62,263)	$(101,537)	$978,601
Earnings Per Share
The Company calculates earnings per share in accordance with ASC 260, "Earnings per Share." Basic earnings per share is calculated by dividing the net increase (decrease) in net assets resulting from operations, less preferred dividends, by the weighted average number of common shares outstanding. Diluted earnings per share gives effect to all dilutive potential common shares outstanding using the if-converted method for the convertible Preferred Stock. Diluted earnings per share excludes all dilutive potential common shares if their effect is anti-dilutive. Potential common shares for the nine months ended

September 30, 2020 would be antidilutive due to the net loss in the period. Basic and diluted earnings per common share were as follows:

	For the three month period ended September 30, 2020		For the nine month period ended September 30, 2020
	Basic	Diluted	Basic	Diluted
Net increase (decrease) in net assets resulting from operations attributable to Common Stockholders	$32,752	$33,608	$(32,744)	$(32,744)
Weighted-average common shares outstanding	56,308,616	61,571,773	56,575,498	56,575,498
Basic and diluted earnings per share	$0.58	$0.55	$(0.58)	$(0.58)

	For the three month period ended September 30, 2019		For the nine month period ended September 30, 2019
	Basic	Diluted	Basic	Diluted
Net increase (decrease) in net assets resulting from operations attributable to Common Stockholders	$(8,989)	$(8,989)	$34,494	$34,494
Weighted-average common shares outstanding	59,587,941	59,587,941	60,644,479	60,644,479
Basic and diluted earnings per share	$(0.15)	$(0.15)	$0.57	$0.57
Common Stock Dividends
The following table summarizes the Company’s dividends declared on its common stock during the two most recent fiscal years and the current fiscal year to-date:

Date Declared	Record Date	Payment Date	Per Common Share Amount
February 26, 2018	March 29, 2018	April 17, 2018	$0.37
May 2, 2018	June 29, 2018	July 17, 2018	$0.37
August 6, 2018	September 28, 2018	October 17, 2018	$0.37
November 5, 2018	December 28, 2018	January 17, 2019	$0.37
December 12, 2018	December 28, 2018	January 17, 2019	$0.20	(1)
February 22, 2019	March 29, 2019	April 17, 2019	$0.37
May 6, 2019	June 28, 2019	July 17, 2019	$0.37
June 17, 2019	June 28, 2019	July 17, 2019	$0.08	(1)
August 5, 2019	September 30, 2019	October 17, 2019	$0.37
November 4, 2019	December 31, 2019	January 17, 2020	$0.37
December 12, 2019	December 31, 2019	January 17, 2020	$0.18	(1)
February 24, 2020	March 31, 2020	April 17, 2020	$0.37
May 4, 2020	June 30, 2020	July 17, 2020	$0.37
August 3, 2020	September 30, 2020	October 16, 2020	$0.32	(2)
August 3, 2020	September 30, 2020	October 16, 2020	$0.05	(1)
(1)Represents a special dividend.
(2)The Company updated its dividend policy such that the regular dividend is $0.32 per share of common stock, effective with the third quarter 2020 dividend.

10. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of consolidated financial highlights for the nine month periods ended September 30, 2020 and 2019:

	For the nine month periods ended
	September 30, 2020	September 30, 2019
Per Common Share Data:
Net asset value per common share, beginning of period	$16.56	$17.09
Net investment income (loss) (1)	1.16	1.37
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	(1.74)	(0.81)
Net increase (decrease) in net assets resulting from operations	(0.58)	0.56
Dividends declared (2)	(1.11)	(1.19)
Accretion due to share repurchases	0.14	0.12
Net asset value per common share, end of period	$15.01	$16.58
Market price per common share, end of period	$8.91	$14.40

Number of common shares outstanding, end of period	56,308,616	59,013,476
Total return based on net asset value (3)	(2.66)%	3.98%
Total return based on market price (4)	(25.11)%	25.73%
Net assets attributable to Common Stockholders, end of period	$845,222	$978,601
Ratio to average net assets attributable to Common Stockholders(5):
Expenses before incentive fees	6.87%	6.50%
Expenses after incentive fees	8.51%	8.17%
Net investment income (loss)	7.62%	7.88%
Interest expense and credit facility fees	3.61%	3.86%
Ratios/Supplemental Data:
Asset coverage, end of period	174.96%	181.16%
Portfolio turnover	21.94%	24.35%
Weighted-average shares outstanding	56,575,498	60,644,479
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

11. LITIGATION
The Company may become party to certain lawsuits in the ordinary course of business. The Company does not believe that the outcome of current matters, if any, will materially impact the Company or its consolidated financial statements. As of September 30, 2020 and December 31, 2019, the Company was not subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company.
In addition, portfolio investments of the Company could be the subject of litigation or regulatory investigations in the ordinary course of business. The Company does not believe that the outcome of any current contingent liabilities of its portfolio investments, if any, will materially affect the Company or these consolidated financial statements.

12. TAX
The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of September 30, 2020 and December 31, 2019.
In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. As of September 30, 2020 and December 31, 2019, the Company had filed tax returns and therefore is subject to examination.
The Company’s taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate. The estimated tax character of dividends declared on preferred stock and common stock for nine month periods ended September 30, 2020 and 2019 was as follows:

	For the nine month periods ended
	September 30, 2020	September 30, 2019
Ordinary income	$63,912	$71,590
Tax return of capital	$—	$—
13. SUBSEQUENT EVENTS
Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed below and elsewhere in the consolidated financial statements.
On November 2, 2020, the Board of Directors declared a regular quarterly common dividend of $0.32 plus a special dividend of $0.04, which are payable on January 15, 2021 to common stockholders of record on December 31, 2020.
On November 3, 2020 (the "Closing Date"), pursuant to a contribution agreement, dated as of the Closing Date, by and between the Company and Middle Market Credit Fund II, LLC, a Delaware limited liability company ("MMCF II"), the Company contributed certain senior secured debt investments with an aggregate principal balance of approximately $250 million to MMCF II in exchange for approximately 84% of MMCF II's membership interests and gross cash proceeds of approximately $170 million.
On the Closing Date, the Company and an unaffiliated private credit investment fund entered into a limited liability company agreement to co-manage MMCF II. The Company and the unaffiliated fund have approximately 84% and 16% economic ownership of MMCF II, respectively. MMCF II will be managed by a four-member board of managers, on which the Company and the unaffiliated fund will have equal representation. MMCF II is not consolidated in the Company's financial statements. MMCF II is expected to invest primarily in the senior secured loans of middle market companies. MMCF II's initial portfolio was funded on the Closing Date with existing senior secured debt investments contributed by the Company.

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
We are externally managed by our Investment Adviser, an investment adviser registered under the Advisers Act. Our Administrator provides the administrative services necessary for us to operate. Both our Investment Adviser and our

Administrator are wholly owned subsidiaries of Carlyle Investment Management L.L.C., a subsidiary of Carlyle. Our Investment Adviser’s five-person investment committee is responsible for reviewing and approving our investment opportunities. The members of the investment committee have experience investing through different credit cycles. As of September 30, 2020, our Investment Adviser’s investment team included a team of more than 150 investment professionals across the Carlyle Global Credit segment. The five members of our Investment Adviser’s investment committee have an average of over 25 years of industry experience. In addition, our Investment Adviser and its investment team are supported by a team of finance, operations and administrative professionals currently employed by Carlyle Employee Co., a wholly owned subsidiary of Carlyle.
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

PORTFOLIO AND INVESTMENT ACTIVITY
Below is a summary of certain characteristics of our investment portfolio as of September 30, 2020 and December 31, 2019.

	As of
	September 30, 2020	December 31, 2019
Fair value of investments	$1,948,173	$2,123,964
Count of investments	146	136
Count of portfolio companies / investment fund	114	112
Count of industries	28	28
Count of sponsors	63	63
Percentage of total investment fair value:
First lien debt (excluding first lien/last out debt)	69.0%	74.6%
First lien/last out debt	4.0%	3.7%
Second lien debt	14.8%	11.0%
Total secured debt	87.8%	89.3%
Credit Fund	10.5%	9.6%
Equity investments	1.7%	1.0%

Percentage of debt investment fair value:
Floating rate (1)	99.1%	99.7%
Fixed interest rate	0.9%	0.3%
(1) Primarily subject to interest rate floors.

Our investment activity for the three month periods ended September 30, 2020 and 2019 is presented below (information presented herein is at amortized cost unless otherwise indicated):

	For the three month periods ended
	September 30, 2020	September 30, 2019
Investments:
Total investments, beginning of period	$2,048,349	$2,152,317
New investments purchased	59,887	235,812
Net accretion of discount on investments	1,451	2,867
Net realized gain (loss) on investments	(209)	(10,909)
Investments sold or repaid	(35,551)	(151,456)
Total Investments, end of period	$2,073,927	$2,228,631
Principal amount of investments funded:
First Lien Debt (excluding First Lien/Last Out Debt)	$60,468	$139,276
First Lien/Last Out Debt	—	25,045
Second Lien Debt	—	39,500
Equity Investments	358	683
Investment Fund	—	32,500
Total	$60,826	$237,004
Principal amount of investments sold or repaid:
First Lien Debt (excluding First Lien/Last Out Debt)	$(36,191)	$(137,674)
First Lien/Last Out Debt	(246)	—
Second Lien Debt	(4)	(9,498)
Equity Investments	—	—
Investment Fund	—	(18,500)
Total	$(36,441)	$(165,672)
Number of new funded investments	7	11
Average amount of new funded investments	$5,877	$21,437
Percentage of new funded debt investments at floating interest rates	100%	97%
Percentage of new funded debt investments at fixed interest rates	—%	3%
As of September 30, 2020 and December 31, 2019, investments consisted of the following:

	September 30, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt (excluding First Lien/Last Out Debt)	$1,438,903	$1,344,575	$1,649,721	$1,585,042
First Lien/Last Out Debt	80,033	78,616	78,951	78,096
Second Lien Debt	306,295	287,659	234,006	234,532
Equity Investments	32,695	32,987	22,272	21,698
Investment Fund	216,001	204,336	216,501	204,596
Total	$2,073,927	$1,948,173	$2,201,451	$2,123,964

The weighted average yields (1) for our first and second lien debt, based on the amortized cost and fair value as of September 30, 2020 and December 31, 2019, were as follows:

	September 30, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt (excluding First Lien/Last Out Debt)	6.98%	7.47%	8.00%	8.17%
First Lien/Last Out Debt	8.93%	9.09%	6.63%	9.53%
First Lien Debt Total	7.08%	7.56%	7.91%	8.23%
Second Lien Debt	9.23%	9.82%	10.44%	10.42%
First and Second Lien Debt Total	7.44%	7.94%	8.22%	8.50%

(1)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of September 30, 2020 and December 31, 2019. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount "OID") and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.
Total weighted average yields (which includes the effect of accretion of discount and amortization of premiums) of our first and second lien debt investments as measured on an amortized cost basis decreased from 8.22% to 7.44% from December 31, 2019 to September 30, 2020. The decrease in weighted average yields was primarily due to a decrease in the effective LIBOR rate applicable to loans in the portfolio.
The following table summarizes the fair value of our performing and non-accrual/non-performing investments as of September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
	Fair Value	Percentage	Fair Value	Percentage
Performing	$1,880,802	96.54%	$2,071,535	97.53%
Non-accrual (1)	67,371	3.46	52,429	2.47
Total	$1,948,173	100.00%	$2,123,964	100.00%

(1)For information regarding our non-accrual policy, see Note 2 to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
See the Consolidated Schedules of Investments as of September 30, 2020 and December 31, 2019 in our consolidated financial statements in Part I, Item 1 of this Form 10-Q for more information on these investments, including a list of companies and type and amount of investments.

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

Our Investment Adviser monitors and, when appropriate, changes the investment ratings assigned to each debt investment in our portfolio. Our Investment Adviser reviews our investment ratings in connection with our quarterly valuation process. The below table summarizes the Internal Risk Ratings as of September 30, 2020. Given the forward-looking nature of certain elements of the revised methodology, it is impracticable to recast the risk ratings for the portfolio using the revised methodology as of December 31, 2019.

	September 30, 2020
	Fair Value	% of Fair Value
(dollar amounts in millions)
Internal Risk Rating 1	$38.8	2.27%
Internal Risk Rating 2	1,201.4	70.22
Internal Risk Rating 3	380.8	22.26
Internal Risk Rating 4	48.9	2.86
Internal Risk Rating 5	40.9	2.39
Total	$1,710.9	100.00%

As of September 30, 2020, the weighted average Internal Risk Rating of our debt investment portfolio was 2.3. As of September 30, 2020, seven of our debt investments, with an aggregate fair value of $89.9 million were assigned an Internal Risk Rating of 4-5. As of September 30, 2020 and December 31, 2019, six and five debt investments were on non-accrual status. The fair values of debt investments in the portfolio on non-accrual status were $67.4 million and $52.4 million, respectively, which represented approximately 3.46% and 2.47%, respectively, of total investments at fair value. The remaining first and second lien debt investments were performing and current on their interest payments as of September 30, 2020 and December 31, 2019.

CONSOLIDATED RESULTS OF OPERATIONS
For the three month and nine month periods ended September 30, 2020 and 2019
The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and losses and net change in unrealized appreciation and depreciation. As a result, quarterly comparisons may not be meaningful.
Investment Income
Investment income for the three month and nine month periods ended September 30, 2020 and 2019 was as follows:

	For the three month periods ended		For the nine month periods ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Investment income
First Lien Debt	$29,587	$41,696	$97,058	$126,816
Second Lien Debt	7,084	7,542	22,814	19,534
Equity Investments	362	—	880	247
Investment Fund	5,750	6,459	17,799	20,990
Cash	1	82	53	246
Total investment income	$42,784	$55,779	$138,604	$167,833
The decrease in investment income for the three month period ended September 30, 2020 from the comparable period in 2019 was primarily driven by the decrease in LIBOR, a lower average principal outstanding, loans placed on non-accrual, and lower total income from Credit Fund. As of September 30, 2020, the size of our portfolio decreased to $2,073,927 from $2,228,631 as of September 30, 2019, at amortized cost. As of September 30, 2020, the weighted average yield of our first and second lien debt investments decreased to 7.44% from 8.88% as of September 30, 2019 on amortized cost, primarily due to the decrease in LIBOR.
Interest income on our first and second lien debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of September 30, 2020 and 2019, six and five first lien debt investments, respectively, were on non-accrual status. Non-accrual investments had a fair value of $67,371 and $13,713 respectively, which represented approximately 3.5% and 0.6% of total investments at fair value, respectively. The remaining first and second lien debt investments were performing and current on their interest payments as of September 30, 2020 and 2019.
For the three month periods ended September 30, 2020 and 2019, the Company earned $2,110 and $1,756, respectively, in other income. For the nine month periods ended September 30, 2020 and 2019, the Company earned $8,001 and $6,050, respectively, in other income. The increase in other income for the three month period ended September 30, 2020 from the comparable period in 2019 was primarily driven by higher amendment fees, offset partially by lower underwriting fees. The increase in other income for the nine month period ended September 30, 2020 from the comparable period in 2019 was primarily driven by higher amendment fees, offset partially by lower prepayment fees.
For the three month periods ended September 30, 2020 and 2019, the Company earned $5,750 and $6,459, respectively, in dividend and interest income from Credit Fund. For the nine month periods ended September 30, 2020 and 2019, the Company earned $17,799 and $20,990, respectively, in dividend and interest income from Credit Fund. The decrease for the three month and nine month periods ended September 30, 2020 from the comparable periods in 2019 was driven by the lower interest income on the Mezzanine Loan due to a decrease in the invested balance, offset by a higher dividend from the Credit Fund.

Net investment income (loss) for the three month and nine month periods ended September 30, 2020 and 2019 was as follows:

	For the three month periods ended		For the nine month periods ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Total investment income	$42,784	$55,779	$138,604	$167,833
Net expenses (including excise tax expense)	(21,550)	(29,024)	(71,706)	(85,545)
Net investment income (loss)	$21,234	$26,755	$66,898	$82,288
Expenses

	For the three month periods ended		For the nine month periods ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Base management fees	$7,134	$8,016	$21,585	$23,614
Incentive fees	4,322	5,710	14,075	17,489
Professional fees	937	534	2,282	1,879
Administrative service fees	167	61	539	442
Interest expense	7,291	13,538	28,913	38,561
Credit facility fees	728	545	2,106	1,784
Directors’ fees and expenses	86	88	303	269
Other general and administrative	498	483	1,364	1,338
Excise tax expense	387	49	539	169
Net expenses	$21,550	$29,024	$71,706	$85,545

Interest expense and credit facility fees for the three month and nine month periods ended September 30, 2020 and 2019 were comprised of the following:

	For the three month periods ended		For the nine month periods ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Interest expense	$7,291	$13,538	$28,913	$38,561
Facility unused commitment fee	542	271	1,269	870
Amortization of deferred financing costs	159	243	754	745
Other fees	27	31	83	169
Total interest expense and credit facility fees	$8,019	$14,083	$31,019	$40,345
Cash paid for interest expense	$8,361	$13,384	$31,708	$38,244

Average principal debt outstanding	$1,059,669	$1,204,235	$1,148,232	$1,112,966
Weighted average interest rate	2.70%	4.40%	3.30%	4.55%
The decrease in interest expense for the three month period ended September 30, 2020 compared to the comparable period in 2019 was primarily driven by lower LIBOR and lower average principal balances outstanding. The decrease in interest expense for the nine month period ended September 30, 2020 compared to the comparable period in 2019 was primarily driven by lower LIBOR, partially offset by higher average principal balances outstanding.

Below is a summary of the base management fees and incentive fees incurred during the three month and nine month periods ended September 30, 2020 and 2019.

	For the three month periods ended		For the nine month periods ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Base management fees	$7,134	$8,016	$21,585	$23,614
Incentive fees on pre-incentive fee net investment income	4,322	5,710	14,075	17,489
Realized capital gains incentive fees	—	—	—	—
Accrued capital gains incentive fees	—	—	—	—
Total capital gains incentive fees	—	—	—	—
Total incentive fees	4,322	5,710	14,075	17,489
Total base management fees and incentive fees	$11,456	$13,726	$35,660	$41,103
The decrease in base management fees and incentive fees related to pre-incentive fee net investment income for the three month and nine month periods ended September 30, 2020 from the comparable periods in 2019 was driven by lower investment fair value and lower pre-incentive fee net investment income, respectively.
For the three month and nine month periods ended September 30, 2020 and 2019, there were no accrued capital gains incentive fees based upon the cumulative net realized and unrealized appreciation (depreciation) as of September 30, 2020 and 2019. The accrual for any capital gains incentive fee under accounting principles generally accepted in the United States (“U.S. GAAP”) in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. See Note 4 to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q for more information on the incentive and base management fees.
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
Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) on Investments
During the three month and nine month periods ended September 30, 2020, we had realized gains on 2 and 8 investments, respectively, totaling approximately $1,018 and $1,775, respectively, which was offset by realized losses on 1 and 18 investments, respectively, totaling approximately $1,227 and $51,465, respectively. During the three month and nine month periods ended September 30, 2019, we had realized gains on 1 and 5 investments, respectively, totaling approximately $208 and $2,899, respectively, which was offset by realized losses on 3 and 6 investments, respectively, totaling approximately $11,117 and $20,590, respectively. During the three month and nine month periods ended September 30, 2020, we had unrealized appreciation on 104 and 59 investments, respectively, totaling approximately $26,841 and $51,354, respectively, which was offset by unrealized depreciation on 35 and 95 investments, respectively, totaling approximately $11,801 and $99,621, respectively. During the three month and nine month periods ended September 30, 2019, we had unrealized appreciation on 76 and 99 investments, respectively, totaling approximately $20,081 and $40,426, respectively, which was offset by unrealized depreciation on 56 and 53 investments, respectively, totaling approximately $45,322 and $70,935, respectively.
Net realized gain (loss) and net change in unrealized appreciation (depreciation) by the type of investments for the three month and nine month periods ended September 30, 2020 and 2019 were as follows:

	For the three month periods ended		For the nine month periods ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net realized gain (loss) on investments	$(209)	$(10,909)	$(49,690)	$(17,725)
Net change in unrealized appreciation (depreciation) on investments	15,040	(25,241)	(48,267)	(30,509)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	$14,831	$(36,150)	$(97,957)	$(48,234)

Net realized gain (loss) and net change in unrealized appreciation (depreciation) by the type of investments for the three month and nine month periods ended September 30, 2020 and 2019 were as follows:

	For the three month periods ended				For the nine month periods ended
	September 30, 2020		September 30, 2019		September 30, 2020		September 30, 2019
Type	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)
First Lien Debt	$(677)	$3,236	$(10,909)	$(23,196)	$(50,302)	$(30,211)	$(20,382)	$(26,507)
Second Lien Debt	—	8,864	—	(593)	(213)	(19,162)	—	1,059
Equity Investments	468	867	—	833	825	866	2,657	1,633
Investment Fund	—	2,073	—	(2,285)	—	240	—	(6,694)
Total	$(209)	$15,040	$(10,909)	$(25,241)	$(49,690)	$(48,267)	$(17,725)	$(30,509)
Net change in unrealized appreciation in our investments for the three month period ended September 30, 2020 compared to the comparable period in 2019 was primarily due to lower market yields and unrealized losses reflected on certain positions in 2019. Net change in unrealized depreciation in our investments for the nine month period ended September 30, 2020 compared to the comparable period in 2019 was primarily due to unrealized losses reflected on certain positions in 2020, combined with higher market yields, primarily related to the COVID-19 pandemic. Net change in unrealized appreciation (depreciation) is also driven by changes in other inputs utilized under our valuation methodology, including, but not limited to, enterprise value multiples, leverage multiples and borrower ratings, and the impact of exits.

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

Selected Financial Data
Since inception of Credit Fund and through September 30, 2020 and December 31, 2019, the Company and Credit Partners each made capital contributions of $1 and $1 in members’ equity, respectively, and $216,000 and $123,500 in subordinated loans, respectively, to Credit Fund. Below is certain summarized consolidated financial information for Credit Fund as of September 30, 2020 and December 31, 2019.

	September 30, 2020	December 31, 2019
	(unaudited)
Selected Consolidated Balance Sheet Information
ASSETS
Investments, at fair value (amortized cost of $1,325,843 and $1,258,157, respectively)	$1,291,412	$1,246,839
Cash and cash equivalents	36,122	64,787
Other assets	10,298	9,369
Total assets	$1,337,832	$1,320,995
LIABILITIES AND MEMBERS’ EQUITY
Secured borrowings	$485,410	$441,077
Notes payable, net of unamortized debt issuance costs of $3,097 and $3,441, respectively	444,113	528,407
Mezzanine loans (1)	—	93,000
Other Short-Term Borrowings	—	—
Other liabilities	18,389	32,383
Subordinated loans and members’ equity (1)	389,920	226,128
Liabilities and members’ equity	$1,337,832	$1,320,995
(1) As of September 30, 2020 and December 31, 2019, the Company’s ownership interest in the subordinated loans and members’ equity was $204,336 and $111,596, respectively, and $0 and $93,000, respectively, in the mezzanine loans.

	For the three month periods ended		For the nine month periods ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(unaudited)
Selected Consolidated Statement of Operations Information:
Total investment income	$22,863	$24,659	$64,276	$70,999
Expenses
Interest and credit facility expenses	7,696	15,094	31,175	45,495
Other expenses	602	496	1,695	1,409
Total expenses	8,298	15,590	32,870	46,904
Net investment income (loss)	14,565	9,069	31,406	24,095
Net realized gain (loss) on investments	—	—	—	(8,353)
Net change in unrealized appreciation (depreciation) on investments	18,351	3,107	(23,114)	13,333
Net increase (decrease) resulting from operations	$32,916	$12,176	$8,292	$29,075

Below is a summary of Credit Fund’s portfolio, followed by a listing of the loans in Credit Fund's portfolio, as of September 30, 2020 and December 31, 2019:

	As of
	September 30, 2020	December 31, 2019
Senior secured loans (1)	$1,330,670	$1,260,582
Weighted average yields of senior secured loans based on amortized cost (2)	5.95%	6.51%
Weighted average yields of senior secured loans based on fair value (2)	6.11%	6.55%
Number of portfolio companies in Credit Fund	65	61
Average amount per portfolio company (1)	$20,472	$20,665
Number of loans on non-accrual status	—	1
Fair value of loans on non-accrual status	$—	$21,150
Percentage of portfolio at floating interest rates (3)(4)	98.3%	98.3%
Percentage of portfolio at fixed interest rates (4)	1.7%	1.7%
Fair value of loans with PIK provisions	$22,180	$21,150
Percentage of portfolio with PIK provisions (4)	1.7%	1.7%
(1)At par/principal amount.
(2)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of September 30, 2020 and December 31, 2019. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.
(3)Floating rate debt investments are primarily subject to interest rate floors.
(4)Percentages based on fair value.

Consolidated Schedule of Investments as of September 30, 2020
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
First Lien Debt (97.67% of fair value)
Achilles Acquisition, LLC	+\#	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 4.00%	4.19%	10/13/2025	$29,640	$29,535	$29,047
Acrisure, LLC	\#	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 3.50%	3.65%	2/15/2027	25,699	25,669	24,769
Advanced Instruments, LLC	+*\	(2)(3)(7)	Healthcare & Pharmaceuticals	L + 5.25%	6.25%	10/31/2022	33,416	33,362	33,150
Alku, LLC	+#	(2)(3)	Business Services	L + 5.50%	5.81%	7/29/2026	24,875	24,657	24,723
Alpha Packaging Holdings, Inc.	+*\	(2)(3)	Containers, Packaging & Glass	L + 6.00%	7.00%	11/12/2021	16,487	16,487	16,471
AmeriLife Holdings LLC	#	(2)(3)(7)	Banking, Finance, Insurance & Real Estate	L + 4.00%	4.16%	3/18/2027	9,446	9,423	9,389
Analogic Corporation	^+	(2)(3)(7)	Capital Equipment	L + 5.25%	6.25%	6/22/2024	18,905	18,883	18,870
Anchor Packaging, Inc.		(2)(3)	Containers, Packaging & Glass	L + 3.75%	3.90%	7/18/2026	24,786	24,675	24,657
API Technologies Corp.	+\	(2)(3)	Aerospace & Defense	L + 4.25%	4.40%	5/9/2026	14,813	14,748	13,734
Aptean, Inc.	+\	(2)(3)	Software	L + 4.25%	4.40%	4/23/2026	12,313	12,256	12,070
AQA Acquisition Holding, Inc.	+*\	(2)(3)(7)	High Tech Industries	L + 4.25%	5.25%	5/24/2023	18,808	18,800	18,765
Astra Acquisition Corp.	+#	(2)(3)	Software	L + 5.50%	6.50%	3/1/2027	28,855	28,450	28,933
Avalign Technologies, Inc.	+\	(2)(3)	Healthcare & Pharmaceuticals	L + 4.50%	4.65%	12/22/2025	14,629	14,513	13,759
Big Ass Fans, LLC	+*\	(2)(3)	Capital Equipment	L + 3.75%	4.75%	5/21/2024	13,801	13,744	13,401
BK Medical Holding Company, Inc.	^+	(2)(3)(7)	Healthcare & Pharmaceuticals	L + 5.25%	6.25%	6/22/2024	24,226	23,997	22,347
Brooks Equipment Company, LLC	+*	(2)(3)	Construction & Building	L + 5.00%	6.00%	5/1/2021	4,582	4,581	4,579
Chemical Computing Group ULC (Canada)	^+	(2)(3)(7)	Software	L + 5.00%	6.00%	8/30/2023	14,091	13,354	13,971
Clarity Telecom LLC.	+	(2)(3)	Media: Broadcasting & Subscription	L + 4.25%	4.40%	8/30/2026	14,850	14,809	14,711
Clearent Newco, LLC	^+\	(2)(3)(7)	High Tech Industries	L + 5.50%	6.50%	3/20/2025	33,632	33,370	31,819
Datto, Inc.	+\	(2)(3)	High Tech Industries	L + 4.25%	4.40%	4/2/2026	12,344	12,287	12,244
DecoPac, Inc.	^+*\	(2)(3)(7)	Non-durable Consumer Goods	L + 4.25%	5.25%	9/29/2024	12,336	12,248	12,287
Diligent Corporation	^+	(2)(3)(7)	Telecommunications	L + 6.25%	7.25%	8/4/2025	8,705	8,423	8,634
DTI Holdco, Inc.	+*\	(2)(3)	High Tech Industries	L + 4.75%	5.75%	9/30/2023	18,739	18,646	15,975
Eliassen Group, LLC	+\	(2)(3)	Business Services	L + 4.25%	4.40%	11/5/2024	7,552	7,524	7,466
EvolveIP, LLC	^+	(2)(3)(7)	Telecommunications	L + 5.75%	6.75%	6/7/2023	19,850	19,805	19,691
Exactech, Inc.	+\#	(2)(3)	Healthcare & Pharmaceuticals	L + 3.75%	4.75%	2/14/2025	21,584	21,465	18,994
Excel Fitness Holdings, Inc.	+#	(2)(3)	Hotel, Gaming & Leisure	L + 5.25%	6.25%	10/7/2025	24,813	24,599	22,145
Frontline Technologies Holdings, LLC	+	(2)(3)	Software	L + 5.75%	6.75%	9/18/2023	14,925	14,181	15,027
Golden West Packaging Group LLC	+*\	(2)(3)	Containers, Packaging & Glass	L + 5.75%	6.75%	6/20/2023	29,092	28,965	28,969
HMT Holding Inc.		(2)(3)(7)	Energy: Oil & Gas	L + 4.75%	5.75%	11/17/2023	35,727	35,335	35,531
Integrity Marketing Acquisition, LLC	^	(2)(3)(7)	Banking, Finance, Insurance & Real Estate	L + 6.25%	7.25%	8/27/2025	—	(162)	240
Jensen Hughes, Inc.	+*\	(2)(3)(7)	Utilities: Electric	L + 4.50%	5.50%	3/22/2024	33,093	32,974	32,469
KAMC Holdings, Inc.	+#	(2)(3)	Energy: Electricity	L + 4.00%	4.26%	8/14/2026	13,860	13,801	12,197
KBP Investments, LLC	^+	(2)(3)(7)	Beverage, Food & Tobacco	L + 5.25%	6.25%	5/15/2023	8,512	8,264	8,263
Lionbridge Technologies, Inc.	+	(2)(3)	Business Services	L + 6.25%	7.25%	12/29/2025	$24,813	$24,812	$25,172
Maravai Intermediate Holdings, LLC	+\#	(2)(3)	Healthcare & Pharmaceuticals	L + 4.25%	5.25%	8/2/2025	29,400	29,184	29,271

Consolidated Schedule of Investments as of September 30, 2020
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
Marco Technologies, LLC	^+\	(2)(3)(7)	Media: Advertising, Printing & Publishing	L + 4.00%	5.00%	10/30/2023	7,332	7,290	7,332
Mold-Rite Plastics, LLC	+\	(2)(3)	Chemicals, Plastics & Rubber	L + 4.25%	5.25%	12/14/2021	14,557	14,533	14,557
MSHC, Inc.	^+*\	(2)(3)(7)	Construction & Building	L + 4.25%	5.25%	12/31/2024	44,202	44,084	43,748
Newport Group Holdings II, Inc.	+\#	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 3.50%	3.72%	9/13/2025	23,535	23,335	22,330
Odyssey Logistics & Technology Corp.	+*\#	(2)(3)	Transportation: Cargo	L + 4.00%	5.00%	10/12/2024	38,955	38,823	36,559
Output Services Group	^+\	(2)(3)	Media: Advertising, Printing & Publishing	L + 4.50%	5.50%	3/27/2024	19,471	19,429	13,955
PAI Holdco, Inc.	+*\	(2)(3)	Automotive	L + 4.00%	5.00%	1/5/2025	19,393	19,328	19,393
Park Place Technologies, Inc.	+\#	(2)(3)	High Tech Industries	L + 4.00%	5.00%	3/28/2025	22,387	22,321	22,387
Pasternack Enterprises, Inc.	+\	(2)(3)	Capital Equipment	L + 4.00%	5.00%	7/2/2025	22,582	22,570	22,200
Pharmalogic Holdings Corp.	+\	(2)(3)	Healthcare & Pharmaceuticals	L + 4.00%	5.00%	6/11/2023	11,234	11,215	11,105
Premise Health Holding Corp.	+\#	(2)(3)	Healthcare & Pharmaceuticals	L + 3.50%	3.72%	7/10/2025	13,619	13,570	13,509
Propel Insurance Agency, LLC	^+\	(2)(3)(7)	Banking, Finance, Insurance & Real Estate	L + 4.25%	5.25%	6/1/2024	30,498	30,098	30,173
Q Holding Company	+*\#	(2)(3)	Automotive	L + 5.00%	6.00%	12/31/2023	21,790	21,643	21,328
QW Holding Corporation (Quala)	+*	(2)(3)(7)	Environmental Industries	L + 6.25%	7.25%	8/31/2022	12,421	12,299	11,418
Radiology Partners, Inc.	+\#	(2)(3)	Healthcare & Pharmaceuticals	L + 4.25%	5.29%	7/9/2025	27,686	27,576	26,614
RevSpring Inc.	*\#	(2)(3)	Media: Advertising, Printing & Publishing	L + 4.25%	4.47%	10/11/2025	29,525	29,331	29,209
Situs Group Holdings Corporation	+\	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 4.75%	5.75%	6/28/2025	14,827	14,730	14,566
Surgical Information Systems, LLC	+*\	(2)(3)(6)	High Tech Industries	L + 5.00%	6.00%	4/24/2023	26,168	26,039	25,906
Systems Maintenance Services Holding, Inc.	^*	(2)(3)(9)	High Tech Industries	L + 5.00%	6.00%	10/30/2023	23,581	23,505	18,389
T2 Systems, Inc.	^+*	(2)(3)(7)	Transportation: Consumer	L + 6.75%	7.75%	9/28/2022	29,193	28,771	28,570
The Original Cakerie, Ltd. (Canada)	+*\	(2)(3)	Beverage, Food & Tobacco	L + 5.00%	6.00%	7/20/2022	8,860	8,834	8,838
The Original Cakerie, Ltd. (Canada)	+*\	(2)(3)(7)	Beverage, Food & Tobacco	L + 4.50%	5.50%	7/20/2022	6,311	6,292	6,294
Thoughtworks, Inc.	*\#	(2)(3)	Business Services	L + 3.75%	4.75%	10/11/2024	11,734	11,712	11,544
U.S. Acute Care Solutions, LLC	+*\	(2)(3)	Healthcare & Pharmaceuticals	L + 6.00%	7.00%	5/15/2021	31,293	31,246	28,257
U.S. TelePacific Holdings Corp.	+*\	(2)(3)	Telecommunications	L + 5.50%	6.50%	5/2/2023	26,660	26,533	22,867
VRC Companies, LLC	^+	(2)(3)(7)	Business Services	L + 6.50%	7.50%	3/31/2023	28,307	27,069	28,307
Welocalize, Inc.	+	(2)(3)(7)	Business Services	L + 4.50%	5.50%	12/2/2024	21,558	21,334	21,349
WRE Holding Corp.	^+*	(2)(3)(7)	Environmental Industries	L + 5.25%	6.25	1/3/2023	8,384	8,350	8,250
Zywave, Inc.	+*\	(2)(3)(7)	High Tech Industries	L + 5.00%	6.00	11/17/2022	18,581	18,490	18,581
First Lien Debt Total								$1,298,014	$1,261,275
Second Lien Debt (1.77% of fair value)
DBI Holding, LLC	^*		Transportation: Cargo	9.00% PIK	9.00%	2/1/2026	$22,180	$21,823	$22,180
Zywave, Inc.	+*\	(2)(3)	High Tech Industries	L + 9.00%	10%	11/17/2023	647	642	647
Second Lien Debt Total								$22,465	$22,827

Investments (1)		Footnotes	Industry	Type	Shares/Units	Cost	Fair Value (6)
Equity Investments (0.57% of fair value)
DBI Holding, LLC	^*		Transportation: Cargo	Common Stock	2,961	$—	$—
DBI Holding, LLC	^*		Transportation: Cargo	Preferred Equity	13,996	5,364	7,310
Equity Investments Total						$5,364	$7,310
Total Investments						$1,325,843	$1,291,412

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
(1)Unless otherwise indicated, issuers of investments held by Credit Fund are domiciled in the United States. As of September 30, 2020, the geographical composition of investments as a percentage of fair value was 2.26% in Canada and 97.73% in the United States. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, Credit Fund has indicated the reference rate used and provided the spread and the interest rate in effect as of September 30, 2020. As of September 30, 2020, the reference rates for Credit Fund’s variable rate loans were the 30-day LIBOR at 0.15%, the 90-day LIBOR at 0.23% and the 180-day LIBOR at 0.26%.
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

(7)As of September 30, 2020, Credit Fund and Credit Fund Sub had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

First Lien Debt – unfunded delayed draw and revolving term loans commitments	Type	Unused Fee	Par/ Principal Amount	Fair Value
Advanced Instruments, LLC	Revolver	0.50%	$2,500	$(19)
AmeriLife Holdings LLC	Delayed Draw	1.00	530	(3)
Analogic Corporation	Revolver	0.50	1,975	(3)
AQA Acquisition Holding, Inc.	Revolver	0.50	2,459	(5)
BK Medical Holding Company, Inc.	Revolver	0.50	2,609	(183)
Chemical Computing Group ULC (Canada)	Revolver	0.50	873	(7)
Clearent Newco, LLC	Delayed Draw	1.00	2,549	(128)
DecoPac, Inc.	Revolver	0.50	2,143	(7)
Diligent Corporation	Revolver	0.50	703	(4)
Diligent Corporation	Delayed Draw	1.00	2,109	(13)
EvolveIP, LLC	Delayed Draw	1.00	2,240	(15)
EvolveIP, LLC	Revolver	0.50	1,345	(10)
HMT Holding Inc.	Revolver	0.50	3,351	(17)
Integrity Marketing Acquisition, LLC	Delayed Draw	1.00	12,000	240
Jensen Hughes, Inc.	Revolver	0.50	2,000	(35)
Jensen Hughes, Inc.	Delayed Draw	1.00	2,068	(36)
KBP Investments, LLC	Delayed Draw	1.00	10,190	(127)
KBP Investments, LLC	Delayed Draw	1.00	1,297	(16)
Marco Technologies, LLC	Delayed Draw	1.00	7,500	—
MSHC, Inc.	Delayed Draw	1.00	5,130	(47)
Propel Insurance Agency, LLC	Revolver	0.50	1,369	(14)
QW Holding Corporation (Quala)	Revolver	0.50	4,674	(272)
QW Holding Corporation (Quala)	Delayed Draw	1.00	161	(9)
T2 Systems, Inc.	Revolver	0.50	1,955	(39)
The Original Cakerie, Ltd. (Canada)	Revolver	0.50	1,665	(4)
VRC Companies, LLC	Delayed Draw	0.75	2,347	—
VRC Companies, LLC	Revolver	0.50	858	—
Welocalize, Inc.	Revolver	0.50	3,375	(28)
WRE Holding Corp.	Delayed Draw	1.00	563	(8)
WRE Holding Corp.	Revolver	0.50	852	(12)
Zywave, Inc.	Revolver	0.50	1,500	—
Total unfunded commitments			$84,890	$(821)

Consolidated Schedule of Investments as of December 31, 2019
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
First Lien Debt (98.11% of fair value)
Achilles Acquisition, LLC	+\#	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.00%	5.75%	10/13/2025	$17,865	$17,776	$17,763
Acrisure, LLC	+\	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 3.75%	5.85%	11/22/2023	11,820	11,810	11,805
Acrisure, LLC	+\#	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.25%	6.35%	11/22/2023	20,674	20,639	20,674
Advanced Instruments, LLC	^+*\	(2) (3) (7)	Healthcare & Pharmaceuticals	L + 5.25%	6.99%	10/31/2022	35,610	35,536	35,466
Alku, LLC	+#	(2) (3)	Business Services	L + 5.50%	7.44%	7/29/2026	25,000	24,754	24,624
Alpha Packaging Holdings, Inc.	+*\	(2) (3)	Containers, Packaging & Glass	L + 4.25%	6.35%	5/12/2020	16,684	16,676	16,601
AmeriLife Group, LLC	^#	(2) (3) (7)	Banking, Finance, Insurance & Real Estate	L + 4.50%	6.20%	6/5/2026	16,627	16,557	16,558
Anchor Packaging, Inc.	^#	(2) (3) (7)	Containers, Packaging & Glass	L + 4.00%	5.70%	7/18/2026	20,462	20,363	20,457
API Technologies Corp.	+\	(2) (3)	Aerospace & Defense	L + 4.25%	5.95%	5/9/2026	14,925	14,853	14,807
Aptean, Inc.	+\	(2) (3)	Software	L + 4.25%	6.34%	4/23/2026	12,406	12,344	12,385
AQA Acquisition Holding, Inc.	^*\	(2) (3) (7)	High Tech Industries	L + 4.25%	6.16%	5/24/2023	18,954	18,922	18,860
Avalign Technologies, Inc.	+\	(2) (3)	Healthcare & Pharmaceuticals	L + 4.50%	6.70%	12/22/2025	14,741	14,610	14,626
Big Ass Fans, LLC	+*\	(2) (3)	Capital Equipment	L + 3.75%	5.85%	5/21/2024	13,909	13,841	13,903
Borchers, Inc.	+*\	(2) (3) (7)	Chemicals, Plastics & Rubber	L + 4.50%	6.60%	11/1/2024	15,116	15,072	15,085
Brooks Equipment Company, LLC	*		Construction & Building	L + 5.00%	6.91%	8/29/2020	5,144	5,141	5,141
Clarity Telecom LLC.	+	(2) (3)	Media: Broadcasting & Subscription	L + 4.50%	6.20%	8/30/2026	14,963	14,915	14,902
Clearent Newco, LLC	^+\	(2) (3) (7)	High Tech Industries	L + 5.50%	7.44%	3/20/2025	29,738	29,436	29,134
Datto, Inc.	+\	(2) (3)	High Tech Industries	L + 4.25%	5.95%	4/2/2026	12,438	12,375	12,420
DecoPac, Inc.	+*\	(2) (3) (7)	Non-durable Consumer Goods	L + 4.25%	6.01%	9/29/2024	12,336	12,233	12,292
Dent Wizard International Corporation	+\	(2) (3)	Automotive	L + 4.00%	5.70%	4/7/2020	36,880	36,843	36,717
DTI Holdco, Inc.	+*\	(2) (3)	High Tech Industries	L + 4.75%	6.68%	9/30/2023	18,885	18,771	17,611
Eliassen Group, LLC	+\	(2) (3)	Business Services	L + 4.50%	6.20%	11/5/2024	7,581	7,548	7,579
EIP Merger Sub, LLC (Evolve IP)	^+	(2) (3) (7)	Telecommunications	L + 5.75%	7.45%	6/7/2023	19,661	19,605	19,661
Exactech, Inc.	+\#	(2) (3)	Healthcare & Pharmaceuticals	L + 3.75%	5.45%	2/14/2025	21,772	21,634	21,751
Excel Fitness Holdings, Inc.	+#	(2) (3)	Hotel, Gaming & Leisure	L + 5.25%	6.95%	10/7/2025	25,000	24,758	24,875
Golden West Packaging Group LLC	+*\	(2) (3)	Containers, Packaging & Glass	L + 5.75%	7.45%	6/20/2023	29,464	29,303	29,072
HMT Holding Inc.	^+*\	(2) (3) (7)	Energy: Oil & Gas	L + 5.00%	6.74%	11/17/2023	33,157	32,678	32,972
Jensen Hughes, Inc.	^+*\	(2) (3) (7)	Utilities: Electric	L + 4.50%	6.24%	3/22/2024	33,909	33,757	33,550
KAMC Holdings, Inc.	+#	(2) (3)	Energy: Electricity	L + 4.00%	5.91%	8/14/2026	13,965	13,899	13,881
MAG DS Corp.	^+\	(2) (3) (7)	Aerospace & Defense	L + 4.75%	6.46%	6/6/2025	28,471	28,242	28,286
Maravai Intermediate Holdings, LLC	+\#	(2) (3)	Healthcare & Pharmaceuticals	L + 4.25%	6.00%	8/2/2025	29,625	29,378	29,400
Marco Technologies, LLC	^+\	(2) (3) (7)	Media: Advertising, Printing & Publishing	L + 4.25%	6.16%	10/30/2023	7,463	7,410	7,463
Mold-Rite Plastics, LLC	+\	(2) (3)	Chemicals, Plastics & Rubber	L + 4.25%	5.95%	12/14/2021	$14,557	$14,519	$14,524

Consolidated Schedule of Investments as of December 31, 2019
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
MSHC, Inc.	^+*\	(2) (3) (7)	Construction & Building	L + 4.25%	5.95%	12/31/2024	38,251	38,138	38,166
Newport Group Holdings II, Inc.	+\#	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 3.75%	5.65%	9/13/2025	23,715	23,487	23,663
Odyssey Logistics & Technology Corp.	+*\#	(2) (3)	Transportation: Cargo	L + 4.00%	5.70%	10/12/2024	39,013	38,859	38,763
Output Services Group	^+\	(2) (3) (7)	Media: Advertising, Printing & Publishing	L + 4.50%	6.20%	3/27/2024	19,621	19,570	19,469
PAI Holdco, Inc.	+*\	(2) (3)	Automotive	L + 4.25%	6.35%	1/5/2025	19,532	19,458	19,532
Park Place Technologies, Inc.	+\#	(2) (3)	High Tech Industries	L + 4.00%	5.70%	3/28/2025	22,566	22,489	22,566
Pasternack Enterprises, Inc.	+\	(2) (3)	Capital Equipment	L + 4.00%	5.70%	7/2/2025	22,755	22,742	22,653
Pathway Vet Alliance LLC	+\	(2) (3) (7)	Consumer Services	L + 4.50%	6.21%	12/20/2024	19,085	18,708	19,217
Pharmalogic Holdings Corp.	+\	(2) (3)	Healthcare & Pharmaceuticals	L + 4.00%	5.70%	6/11/2023	11,320	11,296	11,302
Premise Health Holding Corp.	^+\#	(2) (3) (7)	Healthcare & Pharmaceuticals	L + 3.50%	5.60%	7/10/2025	13,723	13,665	13,501
Propel Insurance Agency, LLC	^+\	(2) (3) (7)	Banking, Finance, Insurance & Real Estate	L + 4.25%	6.35%	6/1/2024	22,532	22,056	22,395
Q Holding Company	+*\#	(2) (3)	Automotive	L + 5.00%	6.70%	12/31/2023	21,955	21,777	21,922
QW Holding Corporation (Quala)	^+*	(2) (3) (7)	Environmental Industries	L + 5.75%	7.73%	8/31/2022	11,630	11,449	11,531
Radiology Partners, Inc.	+\#	(2) (3)	Healthcare & Pharmaceuticals	L + 4.75%	6.66%	7/9/2025	28,719	28,590	28,768
RevSpring Inc.	+*\#	(2) (3)	Media: Advertising, Printing & Publishing	L + 4.00%	5.95%	10/11/2025	24,750	24,631	24,608
Situs Group Holdings Corporation	^+\	(2) (3) (7)	Banking, Finance, Insurance & Real Estate	L + 4.75%	6.45%	6/28/2025	13,715	13,621	13,697
Systems Maintenance Services Holding, Inc.	+*	(2) (3)	High Tech Industries	L + 5.00%	6.70%	10/30/2023	23,765	23,672	18,180
Surgical Information Systems, LLC	+*\	(2) (3) (6)	High Tech Industries	L + 4.75%	7.47%	4/24/2023	26,168	26,005	25,715
T2 Systems, Inc.	^+*	(2) (3) (7)	Transportation: Consumer	L + 6.75%	8.85%	9/28/2022	18,045	17,789	18,045
The Original Cakerie, Ltd. (Canada)	+*	(2) (3) (7)	Beverage, Food & Tobacco	L + 5.00%	6.84%	7/20/2022	8,928	8,897	8,887
The Original Cakerie, Ltd. (Canada)	^*	(2) (3) (7)	Beverage, Food & Tobacco	L + 4.50%	6.34%	7/20/2022	6,826	6,801	6,790
ThoughtWorks, Inc.	+*\	(2) (3)	Business Services	L + 4.00%	5.70%	10/11/2024	11,824	11,794	11,824
U.S. Acute Care Solutions, LLC	+*\	(2) (3)	Healthcare & Pharmaceuticals	L + 5.00%	6.91%	5/15/2021	31,431	31,331	29,869
U.S. TelePacific Holdings Corp.	+*\	(2) (3)	Telecommunications	L + 5.00%	7.10%	5/2/2023	26,660	26,499	25,430
Valet Waste Holdings, Inc.	+\	(2) (3)	Construction & Building	L + 3.75%	5.70%	9/28/2025	11,850	11,825	11,688
Welocalize, Inc.	+^	(2) (3) (7)	Business Services	L + 4.50%	6.21%	12/2/2024	23,038	22,788	22,787
WIRB - Copernicus Group, Inc.	+*\	(2) (3) (7)	Healthcare & Pharmaceuticals	L + 4.25%	5.95%	8/15/2022	20,888	20,822	20,887
WRE Holding Corp.	^+*	(2) (3) (7)	Environmental Industries	L + 5.00%	6.91%	1/3/2023	7,431	7,372	7,304
Zywave, Inc.	+*\	(2) (3) (7)	High Tech Industries	L + 5.00%	6.93%	11/17/2022	19,228	19,107	19,211
First Lien Debt Total								$1,231,436	$1,223,215
Second Lien Debt (1.75% of fair value)
DBI Holding, LLC	^*	(2) (3) (8)	Transportation: Cargo	9.00% PIK	8.00%	2/1/2026	$21,150	$20,697	$21,150
Zywave, Inc.	*	(2) (3)	High Tech Industries	L + 9.00%	10.94%	11/17/2023	666	660	664

Consolidated Schedule of Investments as of December 31, 2019
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
Second Lien Debt Total								$21,357	$21,814
Equity Investments (0.15% of fair value)
DBI Holding, LLC	^		Transportation: Cargo				$16,957	$5,364	$1,810
Equity Investments Total								$5,364	$1,810
Total Investments								$1,258,157	$1,246,839

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

Debt
Credit Fund, Credit Fund Sub and Credit Fund Warehouse II are party to separate credit facilities as described below. In addition, until May 15, 2019, the 2019-2 Issuer (formerly known as Credit Fund Warehouse) was a party to the Credit Warehouse Facility. As of September 30, 2020 and December 31, 2019, Credit Fund, Credit Fund Sub and Credit Fund Warehouse II were in compliance with all covenants and other requirements of their respective credit facility agreements. Below is a summary of the borrowings and repayments under the credit facilities for the three month and nine month periods ended 2020 and 2019, and the outstanding balances under the credit facilities for the respective periods.

	Credit Fund Facility		Credit Fund Sub Facility		Credit Fund Warehouse Facility		Credit Fund Warehouse II Facility
	2020	2019	2020	2019	2020	2019	2020	2019
Three Month Periods Ended September 30,
Outstanding balance, beginning of period	$—	$80,000	$353,006	$384,493	$—	$—	$108,994	$—
Borrowings	—	32,500	25,000	35,500	—	—	5,000	77,935
Repayments	—	(18,500)	—	(76,987)	—	—	(6,590)	—
Outstanding balance, end of period	$—	$94,000	$378,006	$343,006	$—	$—	$107,404	$77,935

Nine Month Periods Ended September 30,
Outstanding Borrowing, beginning of period	$93,000	$112,000	$343,506	$471,134	$—	$101,045	$97,571	$—
Borrowings	63,500	83,200	125,000	144,370	—	34,544	38,373	77,935
Repayments	(156,500)	(101,200)	(90,500)	(272,498)	—	(135,589)	(28,540)	—
Outstanding balance, end of period	$—	$94,000	$378,006	$343,006	$—	$—	$107,404	$77,935
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
As of September 30, 2020 and December 31, 2019, the 2017-1 Issuer was in compliance with all covenants and other requirements of the indenture.
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
As of September 30, 2020 and December 31, 2019, the 2019-2 Issuer was in compliance with all covenants and other requirements of the indenture.
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
While aggregate economic activity continued to improve through the third quarter of 2020, the dispersion in performance across industries and geographies has been substantial. However, anxiety over second and third coronavirus infection "waves", seesawing stimulus negotiations, continued pressure from heightened unemployment, and increasing political divisiveness and unrest leading up to the November 2020 elections have created significant uncertainty around the direction of future economic growth. Therefore, we expect that the pace and magnitude of economic recovery will be uneven, and continued market and business disruption created by the COVID-19 pandemic may impact certain aspects of our liquidity. Depreciation in the valuations of our investments may adversely impact collateral eligibility, which would reduce the availability under the Facilities. We are therefore continuously and critically monitoring our operating results, liquidity and anticipated capital requirements, and taking action to fortify our balance sheet and provide capital flexibility. For example, on October 28, 2020, the Company received stockholder approval to sell shares of its common stock below the net asset value per share. In addition, on November 3, 2020, we formed a joint venture with an unaffiliated private credit investment fund to create Middle Market Credit Fund II, LLC ("MMCF II"), as described in Note 13 to the consolidated financial statements. As part of the transaction, we contributed certain senior secured debt investments with an aggregate principal balance of $250 million, in exchange for equity ownership in MMCF II of approximately 84% and gross cash proceeds of $170 million. We expect to use the cash proceeds for repayment of debt, working capital and general corporate purposes, which will provide enhanced balance sheet flexibility and additional capital to deploy into an active origination environment. We believe our current cash position, available capacity on our revolving credit facilities – which is well in excess of our unfunded commitments – and net cash provided by operating activities will provide us with sufficient resources to meet our obligations and continue to support our investment objectives, including reserving for the capital needs which may arise at our portfolio companies.
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
We closed on the Credit Facility on March 21, 2014, which was subsequently amended on January 8, 2015, May 25, 2016, March 22, 2017, September 25, 2018, June 14, 2019 and October 28, 2020. The maximum principal amount of the Credit Facility is $688,000, subject to availability under the Credit Facility, which is based on certain advance rates multiplied by the value of the Company’s portfolio investments (subject to certain concentration limitations) net of certain other indebtedness that the Company may incur in accordance with the terms of the Credit Facility. Proceeds of the Credit Facility may be used for general corporate purposes, including the funding of portfolio investments. Maximum capacity under the Credit Facility may be increased, subject to certain conditions, to $900,000 through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Credit Facility includes a $50,000 limit for swingline loans and a $20,000 limit for letters of credit. Subject to certain exceptions, the Credit Facility is secured by a first lien security interest in substantially all of the portfolio investments held by the Company. The Credit Facility includes customary covenants, including certain financial covenants related to asset coverage, shareholders’ equity and liquidity, certain limitations on the incurrence of additional indebtedness and liens, and other maintenance covenants, as well as usual and customary events of default for senior secured revolving credit facilities of this nature.
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
As of September 30, 2020 and December 31, 2019, we had $37,088 and $36,751, respectively, in cash and cash equivalents. The Facilities consisted of the following as of September 30, 2020 and December 31, 2019:

	September 30, 2020
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
SPV Credit Facility	$275,000	$149,985	$125,015	$46,670
Credit Facility	688,000	363,347	324,653	198,282
Total	$963,000	$513,332	$449,668	$244,952

	December 31, 2019
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
SPV Credit Facility	$275,000	$232,469	$42,531	$4,225
Credit Facility	688,000	384,074	303,926	264,198
Total	$963,000	$616,543	$346,457	$268,423
(1)The unused portion is the amount upon which commitment fees are based.
(2)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.

The following were the carrying values (before debt issuance costs) and fair values of the Company’s 2015-1R Notes as of September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Aaa/AAA Class A-1-1-R Notes	$234,800	$227,026	$234,800	$233,053
Aaa/AAA Class A-1-2-R Notes	50,000	48,814	50,000	49,908
Aaa/AAA Class A-1-3-R Notes	25,000	25,020	25,000	25,163
AA Class A-2-R Notes	66,000	66,000	66,000	66,000
A Class B Notes	46,400	44,153	46,400	46,400
BBB- Class C Notes	27,000	23,031	27,000	27,000
Total	$449,200	$434,044	$449,200	$447,524

As of September 30, 2020 and December 31, 2019, we had a combined $1,077,532 and $1,180,743, respectively, of outstanding consolidated indebtedness under our Facilities, the 2015-1R Notes and the Senior Notes. Our annualized interest cost as of September 30, 2020 and December 31, 2019, was 2.61% and 4.01%, excluding fees (such as fees on undrawn amounts and amortization of upfront fees). For the three months ended September 30, 2020 and 2019, we incurred $7,291 and $13,538, respectively, of interest expense and $728 and $545, respectively, of unused commitment fees. For the nine month periods ended September 30, 2020 and 2019, we incurred $28,913 and $38,561, respectively, of interest expense and $2,106 and $1,784, respectively, of unused commitment fees.

Equity Activity
Common shares issued and outstanding as of September 30, 2020 and December 31, 2019 were 56,308,616 and 57,763,811, respectively.
The following table summarizes activity in the number of shares of our common stock outstanding during the nine month periods ended September 30, 2020 and 2019:

	For the nine month periods ended
	September 30, 2020	September 30, 2019
Common shares outstanding, beginning of period	57,763,811	62,230,251
Repurchase of common stock (1)	(1,455,195)	(3,216,775)
Common shares outstanding, end of period	56,308,616	59,013,476
(1) See Note 9 to the consolidated financial statements in Part I, Item 1 of this Form 10-Q for additional information regarding the Company Stock Repurchase Program.
On May 5, 2020, we issued and sold 2,000,000 shares of Preferred Stock, par value $0.01, to an affiliate of Carlyle in a private placement at a price of $25 per share. Shares of Preferred Stock issued and outstanding as of September 30, 2020 and December 31, 2019 were 2,000,000 and 0, respectively.
Contractual Obligations
A summary of our significant contractual payment obligations was as follows as of September 30, 2020 and December 31, 2019:

	As of
Payment Due by Period	September 30, 2020	December 31, 2019
Less than 1 Year	$—	$—
1-3 Years (1)	149,985	—
3-5 Years (1)	478,347	731,543
More than 5 Years (2)	449,200	449,200
Total	$1,077,532	$1,180,743
(1) Includes amounts outstanding under the Facilities and Senior Notes.
(2) Includes amounts outstanding under the 2015-1R Notes.
OFF BALANCE SHEET ARRANGEMENTS
In the ordinary course of our business, we enter into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in these consolidated financial statements as of September 30, 2020 and December 31, 2019 in Part I, Item 1 of this Form 10-Q for any such exposure.
We have in the past, currently are and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments.
We had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Principal Amount as of
	September 30, 2020	December 31, 2019
Unfunded delayed draw commitments	$58,290	$75,874
Unfunded revolving commitments	67,034	74,016
Total unfunded commitments	$125,324	$149,890
Pursuant to an undertaking by us in connection with the 2015-1 Debt Securitization, we agreed to hold on an ongoing basis the 2015-1 Issuer Preferred Interests with an aggregate dollar purchase price at least equal to 5% of the aggregate outstanding amount of all collateral obligations by the 2015-1 Issuer for so long as any securities of the 2015-1 Issuer remains outstanding. As of September 30, 2020 and December 31, 2019, we were in compliance with this undertaking.
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
The following table summarizes the Company's dividends declared per share of common stock during the two most recent fiscal years and the current fiscal year to date:

Date Declared	Record Date	Payment Date	Per Share Amount
2018
February 26, 2018	March 29, 2018	April 17, 2018	$0.37
May 2, 2018	June 29, 2018	July 17, 2018	0.37
August 6, 2018	September 28, 2018	October 17, 2018	0.37
November 5, 2018	December 28, 2018	January 17, 2019	0.37
December 12, 2018	December 28, 2018	January 17, 2019	0.20	(1)
Total			$1.68
2019
February 22, 2019	March 29, 2019	April 17, 2019	$0.37
May 6, 2019	June 28, 2019	July 17, 2019	0.37
June 17, 2019	June 28, 2019	July 17, 2019	0.08	(1)
August 5, 2019	September 30, 2019	October 17, 2019	0.37
November 4, 2019	December 31, 2019	January 17, 2020	0.37
December 12, 2019	December 31, 2019	January 17, 2020	0.18	(1)
Total			$1.74
2020
February 24, 2020	March 31, 2020	April 17, 2020	$0.37
May 4, 2020	June 30, 2020	July 17, 2020	$0.37
August 3, 2020	September 30, 2020	October 16, 2020	$0.32	(2)
August 3, 2020	September 30, 2020	October 16, 2020	$0.05	(1)
Total			$0.74
(1)Represents a special dividend.
(2)The Company updated its dividend policy such that the regular dividend is $0.32 per share of common stock, effective with the third quarter 2020 dividend.

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
The following table summarizes the Company's dividends declared per share of preferred stock during the current fiscal year to date. Unless otherwise noted, dividends declared were paid in cash.

Date Declared	Record Date	Payment Date	Per Share Amount
2020
June 30, 2020	June 30, 2020	September 30, 2020	$0.277
September 30, 2020	September 30, 2020	September 30, 2020	$0.423
Total			$0.700
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
As of September 30, 2020 and December 31, 2019, the Company had total senior securities of $1,127,532 and $1,180,743, respectively, consisting of secured borrowings under the Facilities, the Notes Payable, and, only as of September 30, 2020, the Preferred Stock, and had asset coverage ratios of 174.96% and 181.01%, respectively.
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

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of September 30, 2020 and December 31, 2019.
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
Interest Rate Risk
As of September 30, 2020, on a fair value basis, approximately 0.9% of our debt investments bear interest at a fixed rate and approximately 99.1% of our debt investments bear interest at a floating rate, which primarily are subject to interest rate floors. Additionally, our Facilities are also subject to floating interest rates and are currently paid based on floating LIBOR rates.
Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our income in the future.
The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. These hypothetical interest income calculations are based on a model of the settled debt investments in our portfolio, excluding our investment in Credit Fund, held as of September 30, 2020 and December 31, 2019, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. Interest expense is calculated based on outstanding secured borrowings and notes payable as of September 30, 2020 and December 31, 2019 and based on the terms of our Facilities and notes payable. Interest expense on our Facilities and notes payable is calculated using the stated interest rate as of September 30, 2020 and December 31, 2019, adjusted for the hypothetical changes in rates, as shown below. We intend to continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may impact significantly our net interest income.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.
Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2020 and December 31, 2019, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled debt investments (considering interest rate floors for variable rate instruments), excluding our investment in Credit Fund, and outstanding secured borrowings and notes payable assuming no changes in our investment and borrowing structure:

	September 30, 2020			December 31, 2019
Basis Point Change	Interest Income	Interest Expense	Net Investment Income	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$39,791	$(28,126)	$11,665	$57,441	$(31,167)	$26,274
Up 200 basis points	$22,693	$(18,751)	$3,942	$38,294	$(20,778)	$17,516
Up 100 basis points	$5,618	$(9,375)	$(3,757)	$19,147	$(10,389)	$8,758
Down 100 basis points	$(366)	$2,005	$1,639	$(16,433)	$10,389	$(6,044)
Down 200 basis points	$(366)	$2,005	$1,639	$(18,678)	$20,225	$1,547
Down 300 basis points	$(366)	$2,005	$1,639	$(19,053)	$20,823	$1,770

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
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting during the three month period ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We did not repurchase any shares of our common stock during the three months ended September 30, 2020.

The Company entered into the Company Stock Repurchase Program on November 5, 2018. Pursuant to the program, the Company is authorized to repurchase up to $100 million in the aggregate of its outstanding common stock in the open market and/or through privately negotiated transactions at prices not to exceed the Company’s net asset value per share as reported in its most recent financial statements, in accordance with the guidelines specified in Rule 10b-18 of the Exchange Act. The timing, manner, price and amount of any repurchases will be determined by the Company, in its discretion, based upon the evaluation of economic and market conditions, stock price, available cash, applicable legal and regulatory requirements and other factors, and may include purchases pursuant to Rule 10b5-1 of the Exchange Act. On November 2, 2020, the Company's Board of Directors approved the continuation of the Company Stock Repurchase Program until November 5, 2021, or until the date the approved dollar amount has been used to repurchase shares, as well as the expansion of the repurchase authorization to $150 million in the aggregate of the Company’s outstanding common stock. The program does not require the Company to repurchase any specific number of shares and there can be no assurance as to the amount of shares repurchased under the Program. This Program may be suspended, extended, modified or discontinued by the Company at any time, subject to applicable law.
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

TCG BDC, INC.

Dated: November 4, 2020	By	/s/ Thomas M. Hennigan
Thomas M. Hennigan Chief Financial Officer (principal financial officer)