Form 10-K
period 2020-12-31
TCG BDC, INC.
filed 2021-02-23
CIK 1544206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to
Commission File No. 000-54899
TCG BDC, INC.
(Exact name of Registrant as specified in its charter)

Maryland	80-0789789
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
One Vanderbilt Avenue, Suite 3400, New York, NY 10017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock at June 30, 2020, based on the closing price of the common stock on that date of $8.57 on The Nasdaq Global Select Market, held by those persons deemed by the registrant to be non-affiliates was approximately $481,028,221.
The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding at February 22, 2021 was 55,048,840.
Documents Incorporated by Reference: Portions of the registrant’s Proxy Statement for its 2021 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

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
•the impact of fluctuations in interest rates, including from changes in or the discontinuation of LIBOR, on our business;
•the valuation of our investments in portfolio companies, particularly those having no liquid trading market, and the impact of the COVID-19 pandemic thereon;
•the impact of changes in laws, policies or regulations (including the interpretation thereof) affecting our operations or the operations of our portfolio companies;
•our ability to recover unrealized losses;
•market conditions and our ability to access alternative debt markets and additional debt and equity capital and the impact of the COVID-19 pandemic thereon;
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
•currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars;
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

PART I
In this annual report, except where the context suggests otherwise:
•the terms “we,” “us,” “our,” “Company” and “TCG BDC” refer to TCG BDC, Inc., a Maryland corporation and its consolidated subsidiaries;
•the term “SPV” refers to TCG BDC SPV LLC, our wholly owned and consolidated subsidiary;
•the term “2015-1 Issuer” refers to Carlyle Direct Lending CLO 2015-1R LLC (formerly known as Carlyle GMS Finance MM CLO 2015-1 LLC), our wholly owned and consolidated subsidiary;
•the term “Carlyle” refers to The Carlyle Group Inc. (formerly, The Carlyle Group L.P.) (NASDAQ: CG) and its affiliates and its consolidated subsidiaries (other than portfolio companies of its affiliated funds);
•the term “CDL” refers to the Carlyle Direct Lending platform, which is Carlyle’s direct lending business unit that operates within the broader Carlyle Global Credit segment;
•the terms “CGCA” and “Administrator” refer to Carlyle Global Credit Administration L.L.C., our administrator, a wholly owned and consolidated subsidiary of Carlyle;
•the terms “CGCIM” and “Investment Adviser” refer to Carlyle Global Credit Investment Management L.L.C., our investment adviser, a wholly owned and consolidated subsidiary of Carlyle;
•the term “Credit Fund” refers to Middle Market Credit Fund, LLC, an unconsolidated limited liability company, in which we own a 50% economic interest and co-manage with Credit Partners USA LLC, and its wholly owned and consolidated subsidiary;
•the term “Credit Fund II” refers to Middle Market Credit Fund II, LLC, an unconsolidated limited liability company, in which we own an 84.13% economic interest and co-manage with Cliffwater Corporate Lending Fund ("CCLF"), and its wholly owned and consolidated subsidiary; and
•references to “this Form 10-K” are to our Annual Report on Form 10-K for the year ended December 31, 2020.
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
Our investment objective is to generate current income and, to a lesser extent, capital appreciation primarily through secured debt investments in U.S. middle market companies. Our core investment strategy focuses on lending to U.S. middle market companies supported by financial sponsors, which we define as companies with approximately $25 million to $100 million of earnings before interest, taxes, depreciation and amortization (“EBITDA”), which we believe is a useful proxy for cash flow. This core strategy is supplemented with complementary specialty lending and opportunistic investing strategies, which take advantage of the broad capabilities of Carlyle's Global Credit platform while offering risk diversifying portfolio benefits. We seek to achieve our investment objective primarily through direct origination of secured debt instruments, including first lien senior secured loans (which may include stand-alone first lien loans, first lien/last out loans and “unitranche” loans) and second lien senior secured loans (collectively, “Middle Market Senior Loans”), with a minority of our assets invested in higher yielding investments (which may include unsecured debt, mezzanine debt and investments in equities).
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
Formation Transactions and Corporate Structure
We were formed in February 2012 as a Maryland corporation structured as an externally managed, non-diversified closed-end investment company. On May 2, 2013, we elected to be regulated as a BDC under the Investment Company Act and commenced substantial investment operations upon the completion of our initial closing of equity capital commitments. In addition, for U.S. federal income tax purposes, we elected to be treated as a RIC under the Code commencing with our taxable year ended December 31, 2013.
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
Our Investment Adviser
Our investment activities are managed by our Investment Adviser. The principal executive offices of our Investment Adviser are located at One Vanderbilt Avenue, Suite 3400, New York, NY 10017, with additional offices in Chicago, Boston and Los Angeles. Our Investment Adviser is responsible for sourcing potential investments, conducting research and due diligence on prospective investments, analyzing and structuring investments and monitoring investments on an ongoing basis.
Our Investment Adviser is served by origination, capital markets, underwriting and portfolio management teams comprised of experienced investment professionals across Carlyle's Global Credit segment, as defined below. Our investment approach is focused on long-term credit performance and principal preservation. Our Investment Adviser’s investment team utilizes a rigorous, systematic, and consistent investment process, refined over Carlyle’s 33-year history investing in private markets across multiple cycles, designed to achieve enhanced risk-adjusted returns.
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
Our Investment Adviser entered into a personnel agreement with The Carlyle Group Employee Co., L.L.C. (“Carlyle Employee Co.”), an affiliate of our Investment Adviser, pursuant to which Carlyle Employee Co. provides our Investment Adviser with access to investment professionals that comprise our Investment Adviser’s investment team. As of December 31, 2020, our Investment Adviser’s investment team included a team of more than 170 investment professionals across the Global Credit segment. Our Investment Adviser’s investment committee comprises five of the most senior credit professionals within the Global Credit segment, with backgrounds and expertise across asset classes and over 26 years of average industry experience and 10 years of average tenure. In addition, our Investment Adviser and its investment team are supported by a team of finance, operations and administrative professionals currently employed by Carlyle Employee Co., a wholly owned subsidiary of Carlyle.
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
Carlyle
Our Investment Adviser and Administrator are affiliates of Carlyle. Carlyle is a global investment firm with deep industry expertise that deploys private capital across three business segments: Global Private Equity, Global Credit and Investment Solutions. With $246 billion of assets under management (“AUM”) as of December 31, 2020, Carlyle’s purpose is to invest wisely and create value on behalf of its investors, portfolio companies and the communities in which we live and invest. Carlyle employs 1,825 employees, including 678 investment professionals in 29 offices across five continents, and serves more than 2,650 active carry fund investors from 95 countries.
Carlyle’s Global Credit segment, which currently has $55.9 billion in assets under management, advises a group of 71 active funds that pursue investment strategies across the credit spectrum, including liquid credit, illiquid credit, and real assets credit. Since the establishment of Global Credit in 1999, these various capital sources provide the opportunity for Carlyle to offer highly customizable and creative financing solutions to borrowers to meet their specific capital needs. In 2020, Carlyle hired several new senior investment professionals to continue to build Global Credit’s investment breadth and geographical presence.
Primary areas of focus for Carlyle’s Global Credit segment include:
Liquid Credit
•Loans and Structured Credit. The structured credit funds invest primarily in performing senior secured bank loans through CLOs and other investment vehicles. In 2020, Carlyle closed three new U.S. CLOs and one CLO in Europe with a total of $1.3 billion and $0.6 billion, respectively, of AUM at December 31, 2020. As of December 31, 2020, Carlyle’s loans and structured credit team advised 52 structured credit funds and two carry funds in the United States, Europe, and Asia totaling, in the aggregate, approximately $29.4 billion in AUM.
Illiquid Credit
•Direct Lending. Carlyle’s direct lending business includes Carlyle’s BDCs, which invest primarily in first lien loans (which include unitranche, “first out” and “last out” loans) and second lien loans of middle market companies, typically defined as companies with annual EBITDA ranging from $25 million to $100 million, that lack access to the broadly syndicated loan and bond markets. In 2020, Carlyle expanded its direct lending capabilities by adding senior personnel to bolster its underwriting capabilities. As of December 31, 2020, Carlyle’s direct lending investment team advised two BDCs (including the Company) and five separately managed accounts, totaling, in the aggregate, $5.0 billion in AUM.
•Opportunistic Credit. Carlyle’s opportunistic credit team invests primarily in highly-structured and privately-negotiated capital solutions supporting corporate borrowers through secured loans, senior subordinated debt, mezzanine debt, convertible notes, and other debt like instruments, as well as preferred and common equity in such borrowers. The team will also look to invest in special situations (i.e., event-driven opportunities that exhibit hybrid credit and equity features) as well as market dislocations (i.e., primary and secondary market investments in liquid debt instruments that arise as a result of temporary market volatility). As of December 31, 2020,

Carlyle’s opportunistic credit team advised two funds and one separately managed account totaling, in the aggregate, $5.0 billion in AUM.
•Distressed Credit. The distressed credit funds generally invest in liquid and illiquid securities and obligations, including secured debt, senior and subordinated unsecured debt, convertible debt obligations, preferred stock and public and private equity of financially distressed companies in defensive and asset-rich industries. In certain investments, these funds may seek to restructure pre-reorganization debt claims into controlling positions in the equity of the reorganized companies. As of December 31, 2020, Carlyle’s distressed credit team advised three funds totaling, in the aggregate, approximately $3.2 billion in AUM.
Real Assets Credit
•Aircraft Financing and Servicing. Carlyle Aviation Partners, Ltd. (“Carlyle Aviation Partners”) is Carlyle's multi-strategy investment platform that is engaged in commercial aviation aircraft financing and investment throughout commercial aviation industry. As of December 31, 2020, Carlyle Aviation Partners had approximately $6.1 billion in AUM across four active carry funds, in addition to securitization vehicles and liquid strategies.
•Infrastructure Debt. Our Infrastructure debt team invests primarily in directly originated and privately negotiated debt instruments related to global infrastructure projects, primarily in the power, energy, transportation, water/waste, telecommunications and social infrastructure sectors. The team focuses primarily on senior, subordinated, and mezzanine debt and seeks to invest primarily in developed markets within the Organization for Economic Cooperation and Development (“OECD”). As of December 31, 2020, our infrastructure debt team managed $1.1 billion in AUM.
Other Credit
•Insurance Solutions. Carlyle Insurance Solutions (“CIS”) combines our deep insurance expertise with portfolio construction capabilities, capital sourcing and asset origination strengths to provide comprehensive liability funding/reinsurance, asset management and advisory solutions for (re)insurance companies and fund investors. The CIS team oversees the investment in Fortitude Holdings. As of December 31, 2020, AUM related to capital raised from third-party investors to acquire a controlling interest in Fortitude Holdings was $2.6 billion, and Fortitude and AIG have committed approximately $4.7 billion of capital to-date to various Carlyle strategies.
•Global Capital Markets. Carlyle Global Capital Markets (“GCM”) is a loan syndication and capital markets business that launched in 2018. The primary focus of GCM is to arrange, place, underwrite, originate and syndicate loans and underwrite securities of third parties and Carlyle portfolio companies through TCG Capital Markets L.L.C. and TCG Senior Funding L.L.C. TCG Capital Markets is a FINRA registered broker dealer. GCM may also act as the initial purchaser of such loans and securities. GCM receives fees, including underwriting, placement, structuring, transaction and syndication fees, commissions, underwriting and original issue discounts, interest payments and other compensation, which may be payable in cash or securities and/or loans, in respect of the activities described above and may elect to waive such fees.

Strategic Relationships
We have established, and may in the future establish, strategic relationships that may diversify our product offering, increase our scale, enhance our origination capabilities or provide other benefits. To this end, in early 2016, we and Credit Partners USA LLC (“Credit Partners”), a wholly owned subsidiary of PSP Investments Holding USA LLC, an affiliate of a large Canadian pension fund, agreed to co-invest through Credit Fund, a joint venture primarily focused on investing in first lien loans to middle market companies. Since its inception and through December 31, 2020, Credit Fund has invested in over $2.6 billion (before any repayments or exits) of senior secured loans. We and Credit Partners each have 50% economic ownership of Credit Fund and have commitments to fund, from time to time, capital of up to $250 million each. Additionally, in November 2020 we and Cliffwater Corporate Lending Fund ("CCLF"), an investment vehicle managed by Cliffwater LLC, agreed to co-invest through Middle Market Credit Fund II, LLC ("Credit Fund II"), a joint venture primarily focused on investing in senior secured loans of middle market companies. The initial portfolio of Credit Fund II was comprised predominantly of senior secured loans contributed by TCG BDC. We and CCLF have 84.13% and 15.87% ownership in Credit Fund II, respectively.
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
Broad Product Capabilities. Carlyle Global Credit offers a broad range of leveraged finance products to the marketplace, which allows us to invest across the entire capital structure, as well as via specialty products such as asset-based and recurring revenue technology loans. These integrated and differentiated capabilities make our investment highly relevant to borrowers, as Carlyle Global Credit can construct comprehensive, tailored financing solutions. By doing so, Carlyle Global Credit is able to more frequently assert greater control over structure, price and terms of investments, which we can leverage in seeking to generate attractive risk-adjusted returns for our stockholders.
Scaled Capital Base. With $55.9 billion of AUM as of December 31, 2020, we believe Carlyle Global Credit’s hold sizes are among the largest in the market. Carlyle Global Credit's ability to deploy comparatively larger amounts of capital delivers certainty of execution for borrowers and mitigates the threat of competition, resulting in the ability to drive terms and generate attractive investment opportunities. In addition, scaled capital deployment allows Carlyle Global Credit to establish leadership positions in financing transactions, which results in improved informational access and incremental influence and control in debt financings.
Depth of Expertise. We benefit from our Investment Adviser’s utilization of the broader resources of Carlyle, which includes access to Carlyle’s relationships and institutional knowledge from over three decades of private market investing. Our Investment Adviser's dedicated, sector aligned underwriting teams have significant experience and tenure. These teams leverage Carlyle’s broader resources – nearly 680 investment professionals, more than 50 operating executives, information obtained through direct ownership of 256 companies, lending relationships with over 700 companies, and in-house government affairs, ESG and economic research teams – to generate differentiated diligence insights and inform fundamental credit selection. We believe our ability to draw on the experience and knowledge of these broader capabilities gives us a significant advantage during the underwriting process. As a firm, Carlyle seeks to bring the collective power of the global platform with respect to individual investments. We believe this integrated and collaborative approach allows us to move faster, and with higher conviction, than many of our competitors.
Rigorous Investment Process Conducted by Experienced Investment Team. Carlyle employs a robust, iterative and heavily documented underwriting process. Our Investment Adviser’s investment team comprises investment professionals who have extensive middle market lending experience. As of December 31, 2020, the investment team included a team of more than 170 investment professionals across the Global Credit segment. Our Investment Adviser’s investment committee comprises five of the most senior credit professionals within the Global Credit segment, with backgrounds and expertise across asset classes and over 26 years of average industry experience and 10 years of average tenure. We believe the breadth and depth of the investment team's experience in sourcing, structuring, executing, and monitoring a broad range of investments provides us with a significant competitive advantage in building a high quality portfolio of investments.
Defensive Investment Approach. Our portfolio has been defensively constructed, and is highly diversified by borrower, industry sector, sponsor relationships and other metrics. As of December 31, 2020, we had a portfolio of 160 investments in 117 portfolio companies across 27 industries and 63 unique sponsors. As of December 31, 2020, approximately 99.1% of our debt investments bore interest at floating rates, primarily subject to interest rate floors, and 67.0% of our portfolio was invested in first lien debt investments (including 3.4% first lien/last out loans).
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
Large and Growing U.S. Middle Market. The U.S. middle market is the largest market by many measures, which is expected to enable us to invest selectively as approximately 70% of middle market loan volume is sponsor-backed. According to S&P Capital IQ, as of December 31, 2020, there are over 77,000 U.S. middle market companies generating between $20 million and $1 billion in annual revenue, compared with approximately 4,000 companies with revenue greater than $1 billion. We believe these middle market companies, both sponsored and non-sponsored, represent a significant growth segment of the U.S. economy and often require substantial capital investments to grow.
Benefits of Traditional Middle Market Focus – Leverage, Pricing and Risk. According to the S&P Global Market Intelligence LCD Quarterly Leveraged Lending Review (Q4 2020) and Fitch U.S. Leveraged Loan Default Insight (January 28, 2021), middle market companies, which we define as borrowers with EBITDA of approximately $25 million and $100 million, are generally less levered, have larger equity contributions, and experience lower rates of default versus large cap broadly syndicated loans, which we define as loans to borrowers with greater than $100 million of EBITDA. Middle market loans relative to broadly syndicated loans also tend to achieve more attractive economics in the form of upfront fees, spreads, and prepayment penalties, and benefit from stronger defensive structures through terms including, but not limited to documentation, asset security, priority in payments, covenants, and information/governance, all of which potentially provide more favorable protection against credit deterioration. Middle market lenders like us are also often able to complete more thorough due diligence investigations prior to investment than lenders in the broadly syndicated space. We believe the confluence of these factors have resulted in, over the four-year period from 2017 to 2020, middle market loans driving an approximate 150 to 200 basis points spread premium over broadly syndicated loans according to the S&P Global Market Intelligence LCD Leveraged Loan Index, without taking incremental credit risk as evidenced by lower default rates and higher recovery rates as compared to broadly syndicated loans.
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
Favorable Capital Markets Trends. Current and future demand for middle market financings, driven by private equity investment and upcoming maturities are expected to provide us with ample deal flow. Current data from the Refinitiv suggests that approximately $553 billion of upcoming loan maturities for middle market companies are due between 2021 and 2027, and the Preqin PE North American Report suggests that there is approximately $865 billion of uninvested private equity capital as of December 31, 2020. We believe these refinancings and uninvested capital will provide a steady flow of attractive opportunities for well-positioned lenders with deep and longstanding sponsor and market relationships, particularly for providers of full capital structure financing solutions.
Investment Strategy
We primarily target loans to U.S.-based middle market companies that require capital for growth, acquisitions, recapitalizations, and refinancings, with a focus on companies controlled by private equity investment firms. In addition, we may also make investments in non-private equity owned public or private companies of various sizes; as well as invest in certain non-U.S.-based borrowers. We seek to partner with strong management teams executing long-term, value-maximizing strategies. Target investments typically exhibit some or all of the following characteristics:
•Borrowers with EBITDA of $25—$100 million;
•Leading market positions;
•Defensible business strategies with significant barriers to entry;
•Diversified product offerings, customer bases and supplier profiles;
•Experienced management teams with successful track records;
•Significant valuation cushion, typically expressed as a significant equity investment from a financial sponsor;
•Demonstrated stability and/or growth of revenue;
•Predictable cash flows with limited risks of disruption;
•Low capital expenditures requirements; and
•A North American base of operations.

While we believe that the criteria listed above are important in identifying and investing in prospective portfolio companies, not all of these criteria will be necessarily met by each prospective portfolio company. In addition, we may change our investment objective and/or investment criteria over time without notice to or consent from our investors.
Investment Criteria and Transactional Structures
We invest primarily in transactions supported by private equity sponsors. We seek to invest in the following types of assets, with an emphasis on senior debt:
•traditional cash flow senior secured debt;
•unitranche senior secured debt financings;
•“last out” unitranche debt;
•second lien senior debt;
•traditional subordinated debt;
•preferred and common equity co-investments; and
•secondary and other opportunistic asset purchases.
As noted above, we may also from time to time participate in traditional subordinated debt financings, preferred and common equity co-investments. We may also make secondary purchases of all of the above types of investments and other securities on an opportunistic basis.
Investment Approach and Risk Monitoring of Investments
Our Investment Adviser utilizes a robust, iterative, and heavily documented due diligence underwriting process to evaluate all investment opportunities. Our Investment Adviser’s investment teams primarily consist of origination professionals, underwriters and portfolio management professionals. An investment team works on a particular transaction from initial screening through closing, and the same team continues to monitor the credit for the life cycle of the investment.
We view our investment process as consisting of the phases described below:
Origination. Our Investment Adviser has built a strong direct origination platform. Our Investment Adviser’s origination team sources approximately 1,400 opportunities per year with an ultimate investment rate by us of less than 5% annually. The scale of our Investment Adviser’s origination platform allows us to maximize access to investment opportunities, enhance overall investment selectivity and diversify risks in our portfolio. We further seek to reduce risk by partnering with experienced sponsors with strong track records. We believe lending to companies owned by leading private equity firms (versus non-sponsored companies) has several important and potentially defensive characteristics.
Carlyle's financial sponsor origination team covers over 200 private equity firms, financial institutions, other middle market lenders, strategic relationships and arrangements, financial advisors, and experienced management teams, generally organized on a regional basis with offices in Boston, Chicago, Los Angeles and New York. It is their responsibility to source specific opportunities, identify potential loan candidates, and apply creative and flexible solutions to solve clients’ financing needs. Each originator maintains long-standing relationships with potential sources of deal flow and is responsible for covering a specified target market. We believe those originators’ strength and breadth of relationships, combined with our platform's capabilities, allow us to source investments across a wide range of markets enabling our Investment Adviser to be highly selective in recommending investments.
Transaction Screening. After the originator and a senior investment team member have completed an initial screen, the investment team will prepare and present a screening memo that includes, but is not limited to, a business description, proposed transaction financing structures, preliminary financial analysis (including a cash flow forecast incorporating downside scenarios), debt and equity comparables, and the team's initial assessment of investment merits and key risks and market/industry considerations to a screening committee of senior members of the Direct Lending team (the "Screening Committee"). Based on feedback from the Screening Committee, the deal team will prepare and disseminate an outcome email that documents the takeaways from the meeting, including preferred financing structure as well as terms, key diligence items, and next steps.
Underwriting. Following an indication from the Screening Committee to move forward in the diligence process, the investment team will compile a detailed diligence list and prepare for in-depth credit analysis. During the investment process, the investment team works closely with the private equity sponsor / borrower in all aspects of due diligence. Formal due diligence includes meeting the management team, reviewing the data room and performing key financial analysis, creating a more detailed financial model with sensitivities across various market environments, reviewing sell-side and third party research including industry reports and financial diligence, following up with industry experts within the Carlyle network for additional feedback and drafting the commitment papers and term sheet. As part of the extensive due diligence process, the investment team fully leverages all internal Carlyle resources to aid in investment decisions. This includes, as needed, speaking to Carlyle Private Equity investment professionals (in accordance with information barrier restrictions), Carlyle operating executives, Carlyle’s Chief Economist & Director of Research, Carlyle’s government affairs professionals, and any executive within Carlyle’s private equity portfolio, which includes over 250 companies worldwide. In addition, the investment team may utilize third party expert networks to supplement its work to gain further insight into company and industry factors from various thought leaders across the company’s markets. Carlyle recently enhanced its due diligence process by incorporating formal ESG reviews. While ESG has always been a component of the screening process, all deals will now be thoroughly vetted using sector and sub-sector specific Sustainability Accounting Standards Board standards. ESG diligence will further incorporate country risk assessments for corruption and anti-money laundering concerns as well. This part of the process is iterative and involves re-screening with members of the Investment Adviser's investment committee before seeking final investment committee approval. Over the course of the underwriting process, the investment team crafts a fulsome memo, with diligence completed on a variety of industry, company-specific, financial and legal topics that includes, but is not limited to, the following:
•Overview of the opportunity, investment team recommendation, and risks and mitigants
•Structure, terms and pricing of the proposed facilities
•Sources and uses and capitalization table
•Industry growth (including total addressable market, penetration and whitespace), key industry trends, risk of disruption (with focus on technological disruption), competitive landscape and side-by-side analysis of key competitors, borrower's market position and reputation, industry fragmentation and consolidation trends, M&A trends and valuation multiples, barriers to entry for new adjacent or substitute players and regulatory framework
•Details on core product and service offering, including revenue visibility and quality, revenue and gross profit build-up by key products / services (including price and volume trends, if applicable), concentration and margins, and other relevant sector-specific metrics
•Customer diligence, including concentration, wallet share, tenure, health of customer base, contract details (if applicable), and sales and marketing team and related strategy
•Contracts, including maturity and termination, renewal waterfalls, ability to pass through costs, exclusivity
•Supply chain diligence, including supplier concentration, raw material exposure, pricing power and logistics
•Details on operations, including IT and technology, operating footprint (including real estate and leases, if applicable), distribution, and employee base
•Financial diligence, including cyclicality, seasonality, fixed and variable costs, EBITDA adjustments, capital expenditures, working capital (including aging and write-offs), detailed, bottom up cash flow modeling with sensitivities for key business risks, tax characteristics and tax shield, accounting policies (including revenue and cost recognition), bonding requirements, foreign exchange exposure, and earn-outs and off-balance sheet liabilities
•Financial model, including detailed, bottom-up cash flow model with sensitivities for key business risks
•Debt and equity comparables
•Details on management team, including quality, depth and reputation, and private equity sponsor (if applicable)
•Details on legal documentation, including construction of EBITDA and indebtedness, financial covenants and equity cures, affirmative covenants (including reporting requirements, audits, budgets, and maintaining good standing), permitted indebtedness, permitted liens and incremental facilities (including most favored nation protection), restricted payments and tax distributions, permitted acquisitions and investments, permitted divestitures and mandatory prepayments, events of default and cure periods, enforcement of remedies, security and collateral package, assignability of key contracts, leases, material IP or other key collateral, limitations on fundamental changes and transferring collateral, voting and assignment provisions, and other key terms
•Environmental, regulatory, or legal issues and insurance coverage
•Adherence with environmental, social and governance policies
•Items as to which approval is conditional and which require further due diligence and/or subsequent resolution
Monitoring. We view proactive portfolio monitoring as a vital part of the investment process, which includes the continuous review by the portfolio management, underwriting and workout teams, with multiple layers of risk review and oversight. Our Investment Adviser utilizes a proprietary credit surveillance dashboard, an Internal Risk Rating system and proprietary valuation model to assess risk in the portfolio. The portfolio management process involves a variety of ongoing and scheduled reviews that allow for early detection of issues and escalation to the Investment Committee and workout team to avoid credit losses. This process includes detailed portfolio dashboard updates, monthly reviews of watch list credits, quarterly meetings to conduct formal portfolio reviews, focused on technical analysis of financial performance, and portfolio diversification, and ongoing ad-hoc meetings to handle borrower-specific requests, including follow-on transactions and amendments. Our Investment Adviser supplements these processes with additional analyses and projections, including stress scenarios, to assess the potential exposure of our portfolio to variable macroeconomic factors and market conditions. For more information on the Internal Risk Ratings of our portfolio, see Part II, Item 7 of this Form 10-K “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio and Investment Activity.”
Portfolio Composition
As of December 31, 2020 and 2019, the fair value of our investments was approximately $1,826 million and $2,124 million, respectively, in 117 and 112 portfolio companies/investment fund, respectively. The type, geography and industry composition of our investments, each as a percentage of the fair value of our investments as of December 31, 2020 and 2019, were as follows:

	As of December 31,
Type—% of Fair Value	2020	2019
First Lien Debt (excluding First Lien/Last Out Debt)	63.63%	74.63%
First Lien/Last Out Debt	3.41	3.68
Second Lien Debt	15.58	11.04
Equity Investments	1.86	1.02
Investment Funds	15.52	9.63
Total	100.00%	100.00%

	As of December 31,
Type—% of Fair Value of First and Second Lien Debt	2020	2019
Floating Rate	99.09%	99.73%
Fixed Rate	0.91	0.27
Total	100.00%	100.00%

	As of December 31,
Geography—% of Fair Value	2020	2019
Canada	1.35%	1.93%
Cyprus	0.37	0.23
Jamaica	—	0.01
Luxembourg	1.64	1.72
United Kingdom	4.94	1.25
United States	91.70	94.86
Total	100.00%	100.00%

	As of December 31,
Industry—% of Fair Value	2020	2019
Aerospace & Defense	4.78%	5.17%
Automotive	3.22	1.87
Banking, Finance, Insurance & Real Estate	5.33	5.42
Beverage, Food & Tobacco	4.38	3.82
Business Services	7.26	7.89
Capital Equipment	2.64	2.12
Chemicals, Plastics & Rubber	1.41	1.27
Construction & Building	0.09	0.66
Consumer Services	1.86	1.81
Containers, Packaging & Glass	3.24	3.21
Durable Consumer Goods	0.60	0.55
Energy: Electricity	—	1.46
Energy: Oil & Gas	2.20	0.56
Environmental Industries	3.41	2.03
Healthcare & Pharmaceuticals	6.49	9.07
High Tech Industries	11.27	10.13
Hotel, Gaming & Leisure	4.40	4.48
Investment Funds	15.52	9.63
Media: Advertising, Printing & Publishing	2.04	1.76
Media: Broadcast & Subscription	—	2.19
Media: Diversified & Production	1.07	—
Non-durable Consumer Goods	0.09	0.09
Retail	1.89	2.03
Software	4.70	10.63
Sovereign & Public Finance	2.06	1.76
Telecommunications	5.41	5.47
Transportation: Cargo	1.61	1.99
Transportation: Consumer	1.50	1.71
Wholesale	1.53	1.22
Total	100.00%	100.00%
See the Consolidated Schedules of Investments as of December 31, 2020 and 2019 in our consolidated financial statements in Part II, Item 8 of this Form 10-K for more information on these investments, including a list of companies and type, cost and fair value of investments.
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
For example, Carlyle sponsors several investment funds, accounts and other similar arrangements, including, without limitation, structured credit funds, closed-end registered investment companies, BDCs, carry funds, and managed accounts and structured credit funds it may sponsor in the future. The SEC has granted us exemptive relief that permits us and certain of our affiliates to co-invest in suitable negotiated investments (the “Exemptive Relief”). If Carlyle is presented with investment opportunities that generally fall within our investment objective and other board-established criteria and those of other Carlyle funds, accounts or other similar arrangements (including other existing and future affiliated BDCs) whether focused on a debt strategy or otherwise, Carlyle allocates such opportunities among us and such other Carlyle funds, accounts or other similar arrangements in a manner consistent with the Exemptive Relief, our Investment Adviser’s allocation policies and procedures and Carlyle’s other allocation policies and procedures, where applicable, as discussed below. More specifically, investment opportunities in suitable negotiated investments for investment funds, accounts and other similar arrangements managed by our Investment Adviser, and other funds, accounts or similar arrangements managed by affiliated investment advisers that seek to co-invest with us or other Carlyle BDCs, are allocated in accordance with the Exemptive Relief. Investment opportunities for all other investment funds, accounts and other similar arrangements not managed by our Investment Adviser are allocated in accordance with their respective investment advisers’ and Carlyle’s other allocation policies and procedures. Such policies and procedures may result in certain investment opportunities that are attractive to us being allocated to other funds that are not managed by our Investment Adviser. Carlyle’s, including our Investment Adviser’s, allocation policies and procedures are designed to allocate investment opportunities fairly and equitably among its clients over time, taking into account a variety of factors which may include the sourcing of the transaction, the nature of the investment focus of each such other Carlyle fund, accounts or other similar arrangements, each fund’s, account’s or similar arrangement’s desired level of investment, the relative amounts of capital available for investment, the nature and extent of involvement in the transaction on the part of the respective teams of investment professionals, any requirements contained in the limited partnership agreements and other governing agreements of the Carlyle funds, accounts or other similar arrangements and other considerations deemed relevant by Carlyle in good faith, including suitability considerations and reputational matters. The application of these considerations may cause differences in the performance of different Carlyle funds, accounts and similar arrangements that have similar strategies.
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
For potential conflicts of interest in allocating investment opportunities among the Company and other investment funds, accounts or similar arrangements advised by Carlyle, see Part I, Item 1A of this Form 10-K “Risk Factors—Risks Related to Our Business and Structure—There are significant potential conflicts of interest, including the management of other investment funds and accounts by our Investment Adviser, which could impact our investment returns.”
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
In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

•continue to qualify as a BDC under the Investment Company Act at all times during each taxable year;
•derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to loans of certain securities, gains from the sale of stock or other securities or foreign currencies, net income from certain “qualified publicly traded partnerships,” or other income derived with respect to our business of investing in such stock or securities or foreign currencies (the “90% Gross Income Test”); and
•diversify our holdings so that at the end of each quarter of the taxable year:
◦at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and
◦no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, or two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses, or of certain “qualified publicly traded partnerships” (the “Diversification Tests”).
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
We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the Investment Company Act. Under these limits, except for registered money market funds, we generally cannot acquire more than 3% of the voting stock of any investment company (unless certain conditions are satisfied), invest more than 5% of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of investment companies in the aggregate. The portion of our portfolio invested in securities issued by investment companies ordinarily will subject our stockholders to additional indirect expenses. Our investment portfolio is also subject to diversification requirements by virtue of our intended status to be a RIC for U.S. tax purposes. See Part I, Item 1A of this Form 10-K “Risk Factors—Risks Related to Our Business and Structure” for more information.
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
We are generally not able to issue and sell our common stock at a price below net asset value ("NAV") per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current NAV of our common stock if our Independent Directors determine that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. In any such case, the price at which our common stock is to be issued and sold may not be less than a price that, in the determination of our Independent Directors, closely approximates the market value of such shares (less any distributing commission or discount). In addition, we may generally issue new shares of our common stock at a price below NAV in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances. Pursuant to approval granted at a special meeting of stockholders held on October 28, 2020, we are authorized, with the approval of the Board of Directors, to sell or otherwise issue shares of our common stock at a price below the then-current NAV per share, subject to certain limitations (including that the number of shares issued does not exceed 25% of our then-outstanding common stock immediately prior to each such offering). Such stockholder approval expires on October 28, 2021. See Part I, Item 1A of this Form 10-K “Risk Factors—Risks Related to Our Business and Structure—Regulations governing our operation as a BDC affect our ability to, and the way in which we will, raise additional capital. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage” and “—The NAV per share of our common stock may be diluted if we sell shares of our common stock in one or more offerings at prices below the then current NAV per share of our common stock.”
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
Codes of Ethics
We have adopted a code of ethics pursuant to Rule 17j-1 under the Investment Company Act and our Investment Adviser has adopted a code of ethics pursuant to Rule 17j-1 under the Investment Company Act and Rule 204A-1 under the Advisers Act, respectively (collectively, the “Rule 17j-1 Codes of Ethics”), which establish procedures for personal investments and restricts certain transactions and apply to, among others, our Chief Executive Officer and Chief Financial Officer. The Rule 17j-1Codes of Ethics generally do not permit investments by personnel subject to them in securities that may be purchased or sold by us. The Rule 17j-1 Code of Ethics are filed with the SEC (www.sec.gov).
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

•pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), our Chief Executive Officer and Chief Financial Officer must certify the accuracy of the financial statements contained in our periodic reports;
•pursuant to Item 307 of Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;
•pursuant to Rule 13a-15 of the Exchange Act, our management must prepare a report regarding its assessment of our internal control over financial reporting and must obtain an audit of the effectiveness of internal control over financial reporting performed by our independent registered public accounting firm; and
•pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to material weaknesses.
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
Stockholders may obtain information regarding how we voted proxies by making a written request for proxy voting information to: TCG BDC, Inc., c/o Carlyle Global Credit Investment Management L.L.C., One Vanderbilt Avenue, Suite 3400, New York, NY 10017.
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

Staffing
We do not currently have any employees. Our Chief Financial Officer, a Managing Director of Carlyle, Treasurer and Principal Accounting Officer, a Principal of Carlyle, and our Chief Compliance Officer and Secretary, a Vice President of Carlyle, are retained by our Administrator pursuant to the Carlyle Sub-Administration Agreement. Each of these professionals performs their respective functions for us under the terms of our Administration Agreement.
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

Item 1A. Risk Factors
Summary of Risk Factors
The following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. The following should be read in conjunction with the complete discussion of risk factors we face, which are set forth below under "—Risk Factors".

Risks Related to Our Business and Structure
•We are currently operating in a period of capital markets disruption and economic uncertainty, and capital markets may experience periods of disruption and instability in the future. These market conditions may materially and adversely affect debt and equity capital markets in the U.S. and abroad, which may have a negative impact on our business and operations. Economic recessions or downturns could impair our portfolio companies and harm our operating results.
•The COVID-19 pandemic has adversely affected, and may continue to adversely affect, our portfolio companies and the results of our operations. Our Investment Adviser's employees are currently working remotely. An extended period of remote work arrangements could strain our business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, and impair our ability to manage our business.
•Changes to U.S. tariff and import/export regulations may have a negative effect on our portfolio companies and, in turn, us.
•We are dependent upon our Investment Adviser for our future success, and there are significant potential conflicts of interest which could impact our investment returns. Our fee structure and the Investment Adviser's limited liability under the Investment Advisory Agreement may lead our Investment Adviser to act in a riskier manner on our behalf than it would when acting for its own account. Our Investment Adviser, Administrator and sub-administrators are able to resign upon 60 days' notice, and we may not be able to find a suitable replacement within that time.
•Our financial condition, results of operations and ability to achieve our investment objective depend on our ability to source investments, access financing and manage future growth effectively. We may experience fluctuations in our quarterly results.
•Any failure on our part to maintain our status as a BDC or RIC would reduce our operating flexibility, may hinder our achievement of our investment objective, may limit our investment choices and may subject us to greater regulation. We will be subject to corporate-level income tax if we are unable to maintain our qualification as a RIC for U.S. federal income tax purposes under Subchapter M of the Code.
•We may need to raise additional capital to grow because we must distribute most of our income. Regulations governing our operation as a BDC affect our ability to, and the way in which we will, raise additional capital.
•Pursuant to approval granted by our stockholders, we are authorized to sell or otherwise issue shares of our common stock at a price below the then-current NAV per share, subject to certain conditions. The NAV per share of our common stock may be diluted if we sell shares of our common stock and prices below the then-current NAV per share.
•We borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us. Our indebtedness could adversely affect our business, financial conditions or results of operations.
•Changes in interest rates may increase our cost of capital, reduce the ability of our portfolio companies to service their debt obligations and decrease our net investment income. Changes in or the discontinuation of LIBOR may adversely affect our business and results of operations.
•We may have difficulty paying our required distributions if we recognize taxable income before or without receiving cash representing such income.
•A portion of our income and fees may not be qualifying income for purposes of the income source requirement.
•If we are not treated as a “publicly offered regulated investment company,” as defined in the Code, certain U.S. stockholders will be taxed as though they received a distribution of some of our expenses.
•If we fail to maintain the adequacy of our internal controls over financial reporting, we may not be able to accurately report our financial results.
•Certain investors are limited in their ability to make significant investments in us.
•Our Board of Directors is authorized to reclassify any unissued shares of common stock into one or more classes of preferred stock, which could convey special rights and privileges to its owners.

•Provisions of the Maryland General Corporation Law (“MGCL”) and of our charter (our “Charter”) and bylaws could deter takeover attempts and have an adverse impact on the price of our common stock.
•Our Board of Directors may change our investment objective, operating policies and strategies without prior notice and without stockholder approval.
•We are highly dependent on information systems, and systems failures could significantly disrupt our business. Cybersecurity risks and cyber incidents may adversely affect our business or those of our portfolio companies.
•Changes in laws or regulations governing our and our portfolio companies' businesses, and any failure by us or our portfolio companies to comply with these laws or regulations may adversely affect our and our portfolio companies' businesses.
•We are subject to certain risks as a result of our direct interest in the 2015-1 Issuer Preferred Interests.
Risks Related to Our Investments
•Our investments are risky and speculative, and may be affected by force majeure events, including the COVID-19 pandemic.
•Our portfolio securities are generally illiquid and typically do not have a readily available market price.
•We operate in a highly competitive market for investment opportunities, and compete with investment vehicles sponsored or advised by our affiliates. Our ability to enter into transactions with Carlyle and our other affiliates is restricted.
•Our portfolio companies may be highly leveraged, may incur debt that ranks equally with, or senior to, some of our investments in such companies, and may be concentrated in a limited number of portfolio companies and industries.
•Declines in the prices of corporate debt securities and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing our NAV through increased net unrealized depreciation.
•To the extent we make investments in restructurings and reorganizations they may be subject to greater regulatory and legal risks than other traditional direct investments in portfolio companies.
•The financial projections of our portfolio companies could prove inaccurate. The due diligence investigation that our Investment Adviser carries out with respect to an investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity.
•Our portfolio companies prepay loans from time to time, which may have the effect of reducing our investment income if the returned capital cannot be invested in transactions with equal or greater yields.
•Our investments through joint ventures or other special purpose vehicles may entail greater risks, or risks that we otherwise would not incur, if we otherwise made such investments directly.
•Our failure to make follow-on investments in our portfolio companies could impair the value of our investments.
•The disposition of our investments may result in contingent liabilities.
•Because we generally do not hold controlling equity interests in our portfolio companies, we may not be in a position to exercise control over our portfolio companies.
•We may expose ourselves to risks if we engage in hedging transactions.
•There are certain risks associated with holding debt obligations that have original issue discount or payment-in-kind interest.
Risks Related to an Investment in Our Common Stock and Other Securities That We May Issue
•Investing in our securities may involve a high degree of risk, and the market price of our securities may fluctuate significantly. Our shares of common stock have traded at a discount to NAV and may do so again.
•We issued cumulative convertible preferred stock, par value $0.01 (the "Preferred Stock"), in May 2020 and we may in the future determine to issue additional preferred stock, which could adversely affect the market value of our common stock. Our stockholders may experience dilution upon the conversion of the Preferred Stock. Holders of the Preferred Stock have the right to elect members of the board of directors and class voting rights on certain matters.
•Our stockholders will experience dilution in their ownership percentage if they opt out of our dividend reinvestment plan.
•There is a risk that our stockholders may not receive distributions or that our distributions may not grow over time.

•Our stockholders may receive shares of our common stock as dividends, which could result in adverse tax consequences to them. Non-U.S. stockholders may be subject to withholding of U.S. federal income tax on dividends we pay.
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

Risks Related to Our Business and Structure
We are currently operating in a period of capital markets disruption and economic uncertainty, and capital markets may experience periods of disruption and instability in the future. These market conditions may materially and adversely affect debt and equity capital markets in the United States and abroad, which may have a negative impact on our business and operations.
The U.S. capital markets have experienced extreme volatility and disruption following the spread of COVID-19 in the United States. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn. Disruptions in the capital markets, which may be caused by political trends and government actions in the United States and elsewhere, have increased and may continue to increase the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows, as well as the businesses of our portfolio companies, and the broader financial and credit markets. Disruptions may also reduce the availability of debt and equity capital for the market as a whole and to financial firms in particular. At various times, such disruptions have resulted in, and may in the future result in, a lack of liquidity in parts of the debt capital markets, significant write-offs in the financial services sector and the repricing of credit risk. Such conditions may occur for a prolonged period of time again, and may materially worsen in the future, including as a result of U.S. government shutdowns, or future downgrades to the U.S. government's sovereign credit rating or the perceived credit worthiness of the U.S. or other large global economies. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events have limited and could continue to limit our investment originations, and limit our ability to grow and could have a material negative impact on our operating results, financial condition, results of operations and cash flows and the fair values of our debt and equity investments.
In addition, the U.S. and global capital markets have in the past, and may in the future, experience periods of extreme volatility and disruption during economic downturns and recessions. Increases to budget deficits, which have been exacerbated by the COVID-19 pandemic, or direct and contingent sovereign debt may create concerns about the ability of certain nations to service their sovereign debt obligations and any risks resulting from any such debt crisis in Europe, the U.S. or elsewhere could have a detrimental impact on the global economy, sovereign and non-sovereign debt in certain countries and the financial condition of financial institutions generally. Austerity measures that certain countries may agree to as part of any debt crisis or disruptions to major financial trading markets may adversely affect world economic conditions, our business and the businesses of our portfolio companies. In June 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union (“Brexit”). The UK officially left the EU on January 31, 2020 and an 11-month transition period commenced to obtain a new trade agreement. On December 30, 2020, the UK and the EU entered into a Trade and Cooperation Agreement, which must be formally ratified by both sides before it becomes effective. The EU-UK Trade and Cooperation Agreement is provisionally effective from January 1, 2021 until February 28, 2021 to give the parties time for ratification. The implications of the withdrawal and the EU-UK Trade and Cooperation Agreement are unclear.

The COVID-19 pandemic has adversely affected, and may continue to adversely affect, our portfolio companies and the results of our operations.
In late 2019 and early 2020, SARS-CoV-2 and COVID-19 emerged in China and spread rapidly across the world, including the U.S. This outbreak has led, and for an unknown period of time will continue to lead, to disruptions in local, regional, national and global markets and economies affected thereby. With respect to the U.S. credit markets (in particular for middle market loans), this outbreak has resulted in, and until fully resolved is likely to continue to result in, the following among other things: (i) government imposition of various forms of “stay at home” orders and the closing of “non-essential” businesses, resulting in significant disruption to the businesses of many middle-market loan borrowers including supply chains, demand and practical aspects of their operations, as well as in lay-offs of employees, and, while these effects are hoped to be temporary, some effects could be persistent or even permanent; (ii) increased draws by borrowers on revolving lines of credit;(iii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iv) volatility and disruption of these markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (v) rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced by the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle market businesses. This outbreak is having, and any future outbreaks could have, an adverse impact on our portfolio companies and us and on the markets and the economy in general, and that impact could be material. Although, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) on March 27, 2020 and the Consolidated Appropriations Act, 2021 (the “Consolidated Appropriations Act”) on December 27, 2020, which contain provisions intended to mitigate the adverse economic effects of the COVID-19 pandemic, it is uncertain whether, or how much, our portfolio companies may benefit from the CARES Act, the Consolidated Appropriations Act or any other subsequent legislation intended to provide financial relief or assistance. It is impossible to determine the scope of this outbreak, or any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on us and our portfolio companies.
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
While several countries, as well as certain states in the United States, have relaxed public health restrictions with a view to partially or fully reopening their economies, recurring COVID-19 outbreaks have led to the re-introduction of such restrictions in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. These continued travel restrictions may prolong the global economic downturn. The absence or delay of viable treatment options or a widely available vaccine could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the U.S. and other major markets. Some economists and major investment banks have expressed concerns that the continued spread of the virus globally could lead to a world-wide economic downturn.

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
We have borrowed under the credit facilities and through the issuance of debt securities and in the future may borrow under additional debt facilities from financial institutions. As of December 31, 2020, we had issued and outstanding $987.15 million aggregate principal amount of indebtedness, and $50.0 million aggregate liquidation preference of the Preferred Stock.
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
In addition, as a BDC, our ability to borrow or issue preferred stock may be restricted if our total assets are less than 150% of our total borrowings and preferred stock. Furthermore, equity capital may be difficult to raise because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price per share less than NAV without first obtaining approval for such issuance from our stockholders and our Independent Directors. Pursuant to approval granted at a special meeting of stockholders held on October 28, 2020, we are authorized, with the approval of the Board of Directors, to sell or otherwise issue shares of our common stock at a price below the then-current NAV per share, subject to certain limitations (including that the number of shares issued does not exceed 25% of our then-outstanding common stock immediately prior to each such offering). Such stockholder approval expires on October 28, 2021.
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
We may issue additional debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the Investment Company Act. In addition, we may continue to securitize certain of our loans. Under the provisions of the Investment Company Act, we are permitted, as a BDC, to issue senior securities only in amounts such that our asset coverage ratio, as defined in the Investment Company Act, equals at least 150% of total assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test, which may prohibit us from paying dividends and could prevent us from maintaining our status as a RIC or may prohibit us from repurchasing shares of our common stock. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Accordingly, any failure to satisfy this test could have a material adverse effect on our business, financial condition or results of operations. As of December 31, 2020, our asset coverage calculated in accordance with the Investment Company Act was 182.09%. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. Furthermore, as a result of issuing senior securities, our common stockholders would also be exposed to typical risks associated with increased leverage, including an increased risk of loss resulting from increased indebtedness.
On May 5, 2020, we issued and sold 2,000,000 shares of Preferred Stock to an affiliate of Carlyle in a private placement at a price of $25 per share. The Preferred Stock ranks “senior” to common stock in our capital structure, and preferred stockholders have separate voting rights on certain matters and have other rights, preferences, or privileges more favorable than those of our common stockholders. The issuance of the Preferred Stock and any additional preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in their best interest.
We are not generally able to issue and sell our common stock at a price below the NAV per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current NAV per share of our common stock if our Independent Directors determine that such sale is in the best interests of us and our stockholders and our stockholders approve such sale. In any such case, the price at which our common stock are to be issued and sold may not be less than a price that, in the determination of our Independent Directors, closely approximates the market value of such shares (less any distributing commission or discount). Pursuant to approval granted at a special meeting of stockholders held on October 28, 2020, we are authorized, with the approval of the Board of Directors, to sell or otherwise issue shares of our common stock at a price below the then-current NAV per share, subject to certain limitations (including that the number of shares issued does not exceed 25% of our then-outstanding common stock immediately prior to each such offering). Such stockholder approval expires on October 28, 2021. See “—The NAV per share of our common stock may be diluted if we sell shares of our common stock in one or more offerings at prices below the then current NAV per share of our common stock.”
If we raise additional funds by issuing more common stock, or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our stockholders at that time will decrease, and holders of our common stock might experience dilution.
The NAV per share of our common stock may be diluted if we sell shares of our common stock in one or more offerings at prices below the then current NAV per share of our common stock.
Pursuant to approval granted at a special meeting of stockholders held on October 28, 2020, we are authorized, with the approval of the Board of Directors, to sell or otherwise issue shares of our common stock at a price below the then-current NAV per share, subject to certain limitations (including that the number of shares issued does not exceed 25% of our then-outstanding common stock immediately prior to each such offering). Such stockholder approval expires on October 28, 2021.
Any sale or other issuance of shares of our common stock at a price below NAV per share, including upon conversion of the Preferred Stock, would result in immediate dilution to our common stock and a reduction of our NAV per share. This dilution would occur as a result of the sale of shares at a price below the then current NAV per share of our common stock and a proportionately greater decrease in the stockholders’ interest in our earnings and assets and their voting interest in us than the increase in our assets resulting from such issuance. Because the number of shares of common stock that could be so issued and the timing of any issuance is not currently known, the actual dilutive effect cannot be predicted.

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
Our Credit Facility, the Senior Notes and the 2015-1R Notes impose financial and operating covenants that restrict our business activities, remedies on default and similar matters. As of December 31, 2020, we were in material compliance with the operating and financial covenants of our Credit Facility, the Senior Notes and the 2015-1R Notes. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. Accordingly, although we believe we will continue to be in compliance, we cannot assure you that we will continue to comply with the covenants in our Credit Facility, the Senior Notes and the 2015-1R Notes. Failure to comply with these covenants could result in a default. If we were unable to obtain a waiver of a default from the lenders or holders of that indebtedness, as applicable, those lenders or holders could accelerate repayment under that indebtedness, which may result in cross-acceleration of other indebtedness. An acceleration could have a material adverse impact on our business, financial condition and results of operations. Lastly, we may be unable to obtain additional leverage, which would, in turn, affect our return on capital.
As of December 31, 2020, we had a combined $987 million of outstanding consolidated indebtedness under our Credit Facility, Senior Notes and 2015-1R Notes. Our annualized interest cost as of December 31, 2020, was 2.89%, excluding fees (such as fees on undrawn amounts and amortization of upfront fees). Since we generally pay interest at a floating rate on our Credit Facility and 2015-1R Notes, an increase in interest rates will generally increase our borrowing costs.
The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns on our portfolio, net of expenses. The calculations in the table below are hypothetical, and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
Assumed annual returns on the Company's portfolio (net of expenses)	(10)%	(5)%	0%	5%	10%
Corresponding return to common stockholder (1)	(24.49)%	(13.83)%	(3.16)%	7.50%	18.17%

(1)    Assumes, as of December 31, 2020, (i) $1,922.6 million in total assets, (ii) $987 million in outstanding indebtedness, (iii) $901 million in net assets and (iv) weighted average effective annual interest rate, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 2.89%.
Based on an outstanding indebtedness of $987.1 million as of December 31, 2020, and the weighted average effective annual interest rate, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 2.89% as of that date, our investment portfolio at fair value would have had to produce an annual return of approximately 1.48% to cover annual interest payments on the outstanding debt. For more information on our indebtedness, see Part II, Item 7 of this Form 10-K “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources.”
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
On July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. The administrator of LIBOR has announced that it will consult on its intention to cease the publication of the one week and two month LIBOR settings immediately following the LIBOR publication on December 31, 2021, and the remaining USD LIBOR settings immediately following the LIBOR publication on June 30, 2023. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted in the United Kingdom or elsewhere. It is possible that banks will not continue to provide submissions for the calculation of LIBOR. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable market benchmark, what rate or rates may become accepted alternatives to LIBOR, or what the effect of any such changes in views or alternatives may have on the financial markets for LIBOR-linked financial instruments.
To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee ("ARRC"), a U.S.-based group convened by the Board of Governors of the Federal Reserve System and the Federal Reserve Bank of New York, was formed. Financial regulators in the United Kingdom, the European Union, Japan and Switzerland also formed working groups with the aim of recommending alternatives to LIBOR denominated in their local currencies. The ARRC has identified the Secured Overnight Financing Rate ("SOFR") as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, it is unclear if other benchmarks may emerge or if other rates will be adopted outside the U.S.
The expected discontinuance of LIBOR may require us to renegotiate credit agreements entered into prior to the discontinuation of LIBOR and extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our ability to receive attractive returns.
In addition, if LIBOR ceases to exist, we may need to renegotiate certain terms of our Credit Facility and 2015-R Notes. If we are unable to do so, amounts outstanding under the Credit Facility and 2015-R Notes may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our return on capital.

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
Our executive officers and directors, other current and future principals of our Investment Adviser and certain members of our Investment Adviser’s investment committee currently serve, and may continue to service, as officers, directors or principals of other entities and affiliates of our Investment Adviser and funds managed by our affiliates that operate in the same or a related line of business as we do. Currently, our executive officers, as well as the other principals of our Investment Adviser manage other funds affiliated with Carlyle, including other existing and future affiliated BDCs, including TCG BDC II, Inc. (“BDC II”) and Carlyle Secured Lending III, a newly formed entity that we expect will elect to be regulated as a BDC. In addition, our Investment Adviser’s investment team has responsibilities for sourcing and managing U.S. middle market debt investments for certain other investment funds and accounts. Accordingly, they have obligations to investors in those entities, the fulfillment of which may not be in the best interests of, or may be adverse to the interests of, us or our stockholders. Although the professional staff of our Investment Adviser will devote as much time to our management as appropriate to enable our Investment Adviser to perform its duties in accordance with the Investment Advisory Agreement, the investment professionals of our Investment Adviser may have conflicts in allocating their time and services among us, on the one hand, and investment vehicles managed by Carlyle or one or more of its affiliates on the other hand.
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

As a result of the expansion of Carlyle’s platform into various lines of business in the alternative asset management industry, Carlyle is subject to a number of actual and potential conflicts of interest and subject to greater regulatory oversight than that to which it would otherwise be subject if it had just one line of business. In addition, as Carlyle expands its platform, the allocation of investment opportunities among its investment funds, including us, is expected to become more complex. In addressing these conflicts and regulatory requirements across Carlyle’s various businesses, Carlyle has implemented, and may continue to implement, certain policies and procedures. For example, Carlyle has established an information barrier between Carlyle Global Credit, on the one hand, and the rest of Carlyle, on the other, which generally restricts the communications of Carlyle Global Credit with other Carlyle investment professionals pursuant to the information barrier policy. In addition, we may come into possession of material non-public information with respect to issuers in which we may be considering making an investment. As a consequence, we may be precluded from providing such information or other ideas to other funds affiliated with Carlyle that may benefit from such information or we may be precluded from otherwise consummating a contemplated investment. To the extent we or any other funds affiliated with Carlyle fail to appropriately deal with any such conflicts, it could negatively impact our reputation or Carlyle’s reputation and our ability to raise additional funds and the willingness of counterparties to do business with us or result in potential litigation against us.
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
In addition, we pay our Administrator, an affiliate of our Investment Adviser, its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including, compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer, Chief Financial Officer and Treasurer) and their respective staff who provide services to us, operations staff who provide services to us, and internal audit staff in their role of performing our Sarbanes-Oxley Act internal control assessment. These arrangements create conflicts of interest that our Board of Directors monitors. Despite Carlyle’s good faith judgment to arrive at a fair and reasonable expense allocation methodology, the use of any particular methodology may lead us to bear relatively more expense in certain instances and relatively less in other instances compared to what we would have borne if a different methodology had been used. However, Carlyle seeks to make allocations that are equitable on an overall basis in its good faith judgment.
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
If we are not treated as a “publicly offered regulated investment company,” as defined in the Code, certain U.S. stockholders will be treated as having received a dividend from us in the amount of such U.S. stockholders’ allocable share of the management and incentive fees paid to our Investment Adviser and certain of our other expenses.
We expect to be treated as a “publicly offered regulated investment company” as a result of shares of our common stock being treated as regularly traded on an established securities market. However, we cannot assure you that we will be treated as a publicly offered regulated investment company for all years. If we are not treated as a publicly offered regulated investment company for any calendar year, each U.S. stockholder that is an individual, trust or estate will be treated as having received a dividend from us in the amount of such U.S. stockholder’s allocable share of the management and incentive fees paid to our Investment Adviser and certain of our other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. stockholder. Miscellaneous itemized deductions generally are deductible by a U.S. stockholder that is an individual, trust or estate only for tax years of such U.S. stockholder beginning after 2025 and only to the extent that the aggregate of such U.S. stockholder’s miscellaneous itemized deductions exceeds 2% of such U.S. stockholder’s adjusted gross income for U.S. federal income tax purposes, are not deductible for purposes of the alternative minimum tax and are subject to the overall limitation on itemized deductions under the Code. See Part I, Item 1 of this Form 10-K “Business—Election to be Taxed as a RIC.”
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
Private funds that are excluded from the definition of “investment company” either pursuant to Section 3(c)(1) or 3(c)(7) of the Investment Company Act are restricted from acquiring directly or through a controlled entity more than 3% of our total outstanding voting stock (measured at the time of the acquisition), unless certain conditions are satisfied. Investment companies registered under the Investment Company Act and BDCs are also subject to this restriction as well as other limitations under the Investment Company Act that would restrict the amount that they are able to invest in our securities. As a result, certain investors will be limited in their ability to make significant investments in us at a time that they might desire to do so.
Our Board of Directors is authorized to reclassify any unissued shares of common stock into one or more classes of preferred stock, which could convey special rights and privileges to its owners.
Under the MGCL and our Charter, our Board of Directors is authorized to classify and reclassify any authorized but unissued shares of stock into one or more classes of stock, including preferred stock. Prior to the issuance of shares of each class or series, the Board of Directors is required by Maryland law and our Charter to set the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption for each class or series. Thus, the Board of Directors could authorize the issuance of shares of preferred stock with terms and conditions which could have the effect of delaying, deferring or preventing a transaction or a change in control that might involve a premium price for holders of our common stock or otherwise be in their best interest. The cost of any such reclassification would be borne by our existing common stockholders. Certain matters under the Investment Company Act require the separate vote of the holders of any issued and outstanding preferred stock. For example, holders of preferred stock would vote separately from the holders of common stock on a proposal to cease operations as a BDC. In addition, the Investment Company Act provides that holders of preferred stock are entitled to vote separately from holders of common stock to elect two preferred stock directors. We currently have no plans to issue additional preferred stock, but may determine to issue additional preferred stock in the future. The issuance of preferred stock convertible into shares of common stock might also reduce the net income per share and NAV per share of our common stock upon conversion, provided, that we will only be permitted to issue such convertible preferred stock to the extent we comply with the requirements of Section 61 of the Investment Company Act. In addition, under the Investment Company Act, participating preferred stock and preferred stock constitutes a “senior security” for purposes of the 150% asset coverage test. These effects, among others, could have an adverse effect on an investment in our common stock.
On May 5, 2020 we issued the Preferred Stock. See “—We issued the Preferred Stock in May 2020 and we may in the future determine to issue additional preferred stock, which could adversely affect the market value of our common stock,” “—Our stockholders may experience dilution upon the conversion of the Preferred Stock,” and “—Holders of the Preferred Stock have the right to elect members of the board of directors and class voting rights on certain matters.”
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
We are highly dependent on information systems, and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to pay dividends.
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
•sudden electrical or telecommunications outages;
•natural disasters such as earthquakes, tornadoes and hurricanes;
•disease pandemics;
•events arising from local or larger scale political or social matters, including terrorist acts; and
•cyber-attacks.
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
Our Investment Adviser, our Administrator and our sub-administrators have the right to resign under the Investment Advisory Agreement, the Administration Agreement and the Sub-Administration Agreements, respectively, upon 60 days’ written notice, whether a replacement has been found or not. If any of them resign, it may be difficult to find a replacement with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If a replacement is not found quickly, our business, results of operation and financial condition as well as our ability to pay distributions are likely to be adversely affected and the value of our shares may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our Investment Adviser, our Administrator and their affiliates, including certain of our sub-administrators. Even if a comparable service provider or individuals performing such services are retained, whether internal or external, their integration into our business and lack of familiarity with our investment objective may result in additional costs and time delays that may materially adversely affect our business, results of operations and financial condition. Moreover, the termination by our Investment Adviser of our Investment Advisory Agreement for any reason will be an event of default under the SPV Credit Facility, which could result in the immediate acceleration of the amounts due under the SPV Credit Facility. Similarly, it will be an event of default under the Credit Facility if our Investment Adviser or an affiliate of our Investment Adviser ceases to manage us, which could result in the immediate acceleration of the amounts due under the Credit Facility.
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
In addition, if the 2015-1 Issuer does not meet the asset coverage tests or the interest coverage test set forth in the documents governing the 2015-1 Debt Securitization Refinancing, cash would be diverted to first pay the 2015-1R Notes in amounts sufficient to cause such tests to be satisfied. Even if we do not receive cash directly from the 2015-1 Issuer, such amount will still be treated as income subject to our requirement to distribute 90% of our net investment income to our stockholders. Therefore, in the event that we fail to receive cash directly from the 2015-1 Issuer, we could be unable to make such distributions in amounts sufficient to maintain our status as a RIC for U.S. federal income tax purposes, or at all.
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
We invest primarily in loans to middle market companies whose debt, if rated, is rated below investment grade and, if not rated, would likely be rated below investment grade if it were rated. Investments rated below investment grade are generally considered higher risk than investment grade instruments. Bonds that are rated below investment grade are sometimes referred to as “high yield bonds” or “junk bonds.” Exposure to below investment grade instruments involves certain risks, including speculation with respect to the borrower’s capacity to pay interest and repay principal. In our first lien loans, the fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the loan’s terms, or at all, or that we will be able to collect on the loan should we be forced to enforce our remedies. To the extent we hold second lien senior secured loans and junior debt investments, holders of first lien loans may be repaid before us in the event of a bankruptcy or other insolvency proceeding. This may result in an above average amount of risk and loss of principal. Unitranche loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a heightened risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. When we invest in loans, we have acquired and may in the future acquire equity securities as well. However, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.
In addition, investing in middle market companies involves a number of significant risks, including:
•these companies may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing on any guarantees or security we may have obtained in connection with our investment;
•they typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;
•they are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on a portfolio company and, in turn, on us;
•there is generally little public information about these companies. These companies and their financial information are usually not subject to the Exchange Act and other regulations that govern public companies, and we may be unable to uncover all material information about these companies, which may prevent us from making a fully informed investment decision and cause us to lose money on our investments;
•they generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers, directors and our Investment Adviser may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies;
•changes in laws and regulations, as well as their interpretations, may adversely affect their business, financial structure or prospects; and
•they may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity.
Our portfolio securities are generally illiquid and typically do not have a readily available market price and, in such a case, we will value these securities at fair value as determined in good faith under procedures adopted by our Board of Directors or its designee, which valuation is inherently subjective and may not reflect what we may actually realize from the sale of the investment.
Substantially all of our portfolio investments are in the form of debt investments that are not publicly traded and are illiquid compared to publicly traded securities, and there can be no assurance that we will be able to realize returns on such investments in a timely manner. The fair value of these illiquid portfolio securities is not readily determinable, and the due diligence process that our Investment Adviser undertakes in connection with our investments may not reveal all the facts that may be relevant in connection with such investment. We value these investments on at least a quarterly basis in accordance with our valuation policy, which is at all times consistent with accounting principles generally accepted in the United States (“US GAAP”). Our Board of Directors utilizes the services of a third-party valuation firm to aid it in determining the fair value of these investments as well as the recommendations of our Investment Adviser’s investment professionals, which are based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. The Board of Directors discusses valuations and determines, or will designate our Investment Adviser to determine, the fair value in good faith based on the input of our Investment Adviser (if not the Board's designee) and the third-party valuation firm. The participation of our Investment Adviser in our valuation process, and the indirect pecuniary interest in our Investment Adviser by the Interested Directors on our Board of Directors, could result in a conflict of interest, because the management fee is based on our gross assets and also because our Investment Adviser is receiving performance-based incentive fees.

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
    We are classified as a non-diversified investment company within the meaning of the Investment Company Act, which means that we are not limited by the Investment Company Act with respect to the proportion of our assets that we may invest in securities of a single issuer, excluding limitations on investments in other investment companies. Although we do not intend to focus our investments in any specific industries, our portfolio may be concentrated in a limited number of portfolio companies and industries. Beyond the asset diversification requirements associated with our qualification as a RIC under Subchapter M of the Code and under the Credit Facility, Senior Notes and 2015-1 Notes, we do not have fixed guidelines for diversification, and while we do not target any specific industries, our investments may be concentrated in relatively few industries. As a result, the aggregate returns we will realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of one or more investments. Additionally, a downturn in any particular industry in which we are invested could also significantly impact our aggregate returns.
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
We make indirect investments in portfolio companies through joint ventures, partnerships or other special purpose vehicles (“Investment Vehicles”) including Credit Fund and Credit Fund II. In general, the risks associated with indirect investments in portfolio companies through an Investment Vehicle are similar to those associated with a direct investment in a portfolio company. While we intend to analyze the credit and business of a potential portfolio company in determining whether to make an investment through an Investment Vehicle, we will nonetheless be exposed to the creditworthiness of the Investment Vehicle. In the event of a bankruptcy proceeding against the portfolio company, the assets of the portfolio company would typically be used to satisfy its obligations prior to the satisfaction of our investment in the Investment Vehicle (i.e., our investment in the Investment Vehicle would be structurally subordinated to the obligations of the portfolio company). In addition, if we are to invest in an Investment Vehicle, we may be required to rely on our partners in the Investment Vehicle when making decisions regarding such Investment Vehicle’s investments, accordingly, the value of the investment could be adversely affected if our interests diverge from those of our partners in the Investment Vehicle.
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
Following an initial investment in a portfolio company, we have made, and may continue to make, additional investments in that portfolio company as “follow-on” investments to:

•increase or maintain in whole or in part our equity ownership percentage;
•exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or
•attempt to preserve or enhance the value of our investment.
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
The market price and liquidity of the market for our common stock and any other securities that we may issue may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:
•changes or perceived changes in the value of our portfolio investments as a result of changes in market factors, such as interest rate shifts, and also portfolio specific performance, such as portfolio company defaults, among others reasons;
•significant volatility in the market price and trading volume of securities of BDCs or other companies in our sector, which are not necessarily related to the operating performance of these companies;
•price and volume fluctuations in the overall stock market from time to time;
•the inclusion or exclusion of our securities from certain indices;
•changes in law, regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;
•any loss of RIC status;
•changes in our earnings or perceived changes or variations in our operating results;
•changes in accounting guidelines governing valuation of our investments;
•any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;
•the inability of our Investment Adviser to employ additional experienced investment professionals or the departure of any of our Investment Adviser’s key personnel;
•short-selling pressure with respect to shares of our common stock or BDCs generally;
•future sales of our securities convertible into or exchangeable or exercisable for our common stock or the conversion of such securities;
•uncertainty surrounding the strength of the U.S. economy and where the debt market is in the credit cycle;
•uncertainty surrounding the policies of the new presidential administration;
•uncertainty between the U.S. and other countries with respect to trade policies, treaties, and tariffs;
•the social, geopolitical, financial, trade and legal implications of Brexit;
•the occurrence of one or more natural disasters, pandemic outbreaks or other health crises (including, but not limited to, the COVID-19 outbreak);
•fluctuations in base interest rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate, and the uncertainties regarding the future of LIBOR;
•operating performance of companies comparable to us;
•general economic trends and other external factors, including the current COVID-19 pandemic; and
•loss of a major funding source.
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
Our shares of common stock have traded at a discount to NAV and may do so again, which could limit our ability to raise additional equity capital.
We cannot assure you that a trading market for our common stock can be sustained. In addition, we cannot predict the prices at which our common stock will trade. Shares of closed-end investment companies, including BDCs, frequently trade at a discount to NAV and our common stock may also be discounted in the market. This characteristic of closed-end investment companies is separate and distinct from the risk that our NAV per share may decline. We cannot predict whether our common stock will trade at, above or below NAV. The risk of loss associated with this characteristic of closed-end management investment companies may be greater for investors expecting to sell shares of common stock purchased in the offering soon after an offering. See “Risk Factors—Risks Related to Our Business and Structure—Capital markets may experience periods of disruption and instability. These market conditions may materially and adversely affect debt and equity capital markets in the United States and abroad, which may have a negative impact on our business and operations.”
In addition, when our common stock is trading below its NAV, we will generally not be able to sell additional shares of our common stock to the public at its market price without, among other things, first obtaining the requisite approval of our stockholders. Pursuant to approval granted at a special meeting of stockholders held on October 28, 2020, we are authorized, with the approval of the Board of Directors, to sell or otherwise issue shares of our common stock at a price below the then-current net asset value per share, subject to certain limitations (including that the number of shares issued does not exceed 25% of our then-outstanding common stock immediately prior to each such offering). Such stockholder approval expires on October 28, 2021.
We issued the Preferred Stock in May 2020 and we may in the future determine to issue additional preferred stock, which could adversely affect the market value of our common stock.
On May 5, 2020 we issued the Preferred Stock. The Preferred Stock ranks senior to our common stock with respect to the payment of dividends and distribution of assets upon liquidation. The Preferred Stock has a liquidation preference equal to $25 per share (the “Liquidation Preference”) plus any accumulated but unpaid dividends up to but excluding the date of distribution.
The Preferred Stock is convertible, in whole or in part, at the option of the holder of the Preferred Stock into the number of shares of common stock equal to the Liquidation Preference plus any accumulated but unpaid dividends, divided by an initial conversion price of $9.50, subject to certain adjustments to prevent dilution as set forth in the articles supplementary (the “Articles Supplementary”) that established the terms of the Preferred Stock. The conversion price as of December 31, 2020 was $ 9.50.
Each holder of Preferred Stock is entitled to one vote on each matter submitted to a vote of our stockholders. In addition, for so long as we are subject to the Investment Company Act, the holders of Preferred Stock, voting separately as a single class, have the right to elect two members of the Board of Directors at all times, and the balance of the directors will be elected by the holders of the common stock and the Preferred Stock voting together.
The issuance of the Preferred Stock and any shares of additional preferred stock with dividend or conversion rights, liquidation preferences or other economic terms favorable to the holders of preferred stock could adversely affect the market price for our common stock by making an investment in the common stock less attractive. In addition, the dividends on the Preferred Stock and on any additional preferred stock we issue must be cumulative. Payment of dividends and repayment of the liquidation preference of the Preferred Stock and any additional preferred stock must take preference over any dividends or other payments to our common stockholders, and holders of the Preferred Stock or any additional preferred stock are not subject to any of our expenses or losses and are not entitled to participate in any income or appreciation in excess of their stated preference (other than convertible preferred stock that converts into common stock). In addition, under the Investment Company Act, the Preferred Stock and any additional preferred stock constitute a “senior security” for purposes of the 150% asset coverage test.
Our stockholders may experience dilution upon the conversion of the Preferred Stock.
If we deliver shares of common stock upon a conversion of the Preferred Stock at a time our NAV per share exceeds the conversion price in effect at such time, our stockholders may incur dilution. Our stockholders will also experience dilution in their ownership percentage of common stock upon our issuance of common stock in connection with the conversion of the Preferred Stock. In addition, any dividends paid on our common stock will also be paid on shares of our common stock issued in connection with a conversion of the Preferred Stock after such issuance.
Holders of the Preferred Stock have the right to elect members of the board of directors and class voting rights on certain matters.
Holders of the Preferred Stock and of any additional preferred stock we might issue, voting separately as a single class, would have the right to elect two members of the board of directors at all times and in the event dividends become two full years in arrears would have the right to elect a majority of the directors until such arrearage is completely eliminated. In addition, preferred stockholders have class voting rights on certain matters, including changes in fundamental investment restrictions and conversion to open-end status, and accordingly can veto any such changes. Restrictions imposed on the declarations and payment of dividends or other distributions to the holders of our common stock and preferred stock, both by the Investment Company Act and by requirements imposed by rating agencies or the terms of our credit facilities, might impair our ability to maintain our qualification as a RIC for federal income tax purposes. While we would intend to redeem our preferred stock to the extent necessary to enable us to distribute our income as required to maintain our qualification as a RIC, there can be no assurance that such actions could be effected in time to meet the tax requirements. See Part I, Item 1 of this Form 10-K, "Business—Election to be Taxed as a RIC."
Purchases of our common stock under our stock repurchase program, including a Company 10b5-1 Plan, may have resulted in the price of our common stock being higher than the price that otherwise might have existed in the open market.
On November 2, 2020, the Company’s Board of Directors authorized a 12-month extension of a previously approved $100 million stock repurchase program (the “Company Stock Repurchase Program”) as well as the expansion of the authorization to $150 million. Under such authorization, the Company Stock Repurchase Program will continue in effect until the earlier of November 3, 2021 and the date on which $150 million has been used to repurchase shares (including amounts already used to repurchase common stock prior to the extension of the Program). Pursuant to the Program, the Company is authorized to repurchase its outstanding common stock in the open market and/or through privately negotiated transactions at prices not to exceed the Company’s net asset value per share as reported in its most recent financial statements, in accordance with the guidelines specified in Rule 10b-18 of the Exchange Act, and the Company is authorized to determine, in its discretion, the timing, manner, price and amount of any repurchases, based upon the evaluation of economic and market conditions, stock price, available cash, applicable legal and regulatory requirements and other factors, which may include purchases pursuant to Rule 10b5-1 of the Exchange Act. The Program does not require the Company to repurchase any specific number of shares and there can be no assurance as to the amount of shares repurchased under the Program. The Program may be suspended, extended, modified or discontinued by the Company at any time, subject to applicable law.
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
As of February 22, 2021, we had 55,048,840 shares of common stock outstanding. Sales of substantial amounts of our common stock, or the availability of such shares for sale, including as a result of the sale of our common stock issued upon conversion of the Preferred Stock, could adversely affect the prevailing market prices for our common stock. If this occurs and continues, it could impair our ability to raise additional capital through the sale of equity securities should we desire to do so.
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
If the current period of capital market disruption and instability continues for an extended period of time, there is a risk that our stockholders may not receive distributions or that our distributions may not grow over time and a portion of our distributions to our stockholders may be a return of capital for U.S. federal income tax purposes.
We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. It is not assured that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this Form 10-K, including the COVID-19 pandemic described in this Form 10-K. For example, if corporate offices, retail stores, and manufacturing facilities and factories in the jurisdictions, including the United States, affected by the COVID-19 pandemic continue to be or are again subject to temporary closures for an extended period of time, it could result in reduced cash flows to us from our existing portfolio companies, which could reduce cash available for distribution to our stockholders. If we declare a dividend and if enough stockholders opt to receive cash distributions rather than participate in our dividend reinvestment plan, we may be forced to sell some of our investments in order to make cash dividend payments. In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions. The Preferred Stock is entitled to be paid dividends in full prior to the declaration or payment of a dividend on our common stock. In addition, the Credit Facility may also limit our ability to declare dividends if we default under certain provisions. Further, if we invest a greater amount of assets in equity securities that do not pay current dividends, it could reduce the amount available for distribution. See Part II, Item 5 of this Form 10-K “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Common Stock.” The above referenced restrictions on distributions may also inhibit our ability to make required interest payments to holders of our debt, which may cause a default under the terms of our debt agreements. Such a default could materially increase our cost of raising capital, as well as cause us to incur penalties under the terms of our debt agreements.
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
For U.S. federal income tax purposes, we will include in our taxable income certain amounts that we have not yet received in cash, such as original issue discount ("OID") or accruals on a contingent payment debt instrument, which may occur if we receive warrants in connection with the origination of a loan or possibly in other circumstances or contracted payment-in-kind ("PIK") interest, which generally represents contractual interest added to the loan balance and due at the end of the loan term. payments. Any such income would be treated as income earned by us and therefore would be subject to the Annual Distribution Requirement (as defined and explained more fully in Part I, Item 1 of this Form 10-K “Business—Election to be Taxed as a RIC.”). We also may be required to include in our taxable income certain other amounts that we will not receive in cash. The credit risk associated with the collectability of deferred payments may be increased as and when a portfolio company increases the amount of interest on which it is deferring cash payment through deferred interest features. Our investments with a deferred interest feature may represent a higher credit risk than loans for which interest must be paid in full in cash on a regular basis. For example, even if the accounting conditions for income accrual are met, the borrower could still default when our actual collection is scheduled to occur upon maturity of the obligation.
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
Alternatively, we may, with the consent of all our stockholders, designate an amount as a consent dividend (i.e., a deemed dividend). In that case, although we would not distribute any actual cash to our stockholders, the consent dividend would be treated like an actual dividend under the Code for all U.S. federal income tax purposes. This would allow us to deduct the amount of the consent dividend and our stockholders would be required to include that amount in income as if it were actually distributed. For additional discussion regarding the tax implications of a RIC, see Part I, Item 1 of this Form 10-K “Business—Election to be Taxed as a RIC.”
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We maintain our principal executive office at One Vanderbilt Avenue, Suite 3400, New York, NY 10017. We do not own any real estate.
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
Our common stock is traded on The Nasdaq Global Select Market under the symbol “CGBD.” Our common stock has historically traded at prices both above and below our NAV per share. It is not possible to predict whether our common stock will trade at, above or below NAV. See Part I, Item 1A of this Form 10-K “Risk Factors—Risks Related to an Investment in Our Securities—Our shares of common stock have traded at a discount to NAV and may do so again, which could limit our ability to raise additional equity capital.”
On February 22, 2021, the last reported closing sales price of our common stock on The Nasdaq Global Select Market was $12.07 per share, which represented a discount of approximately 21.6% to the NAV per share reported by us as of December 31, 2020.
Holders
As of February 22, 2021, there were approximately 26 holders of record of our common stock (including Cede & Co.).
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
Stock Performance Graph
This graph compares the stockholder return on our common stock from June 14, 2017 (the date our common stock commenced trading on The Nasdaq Global Select Market) to December 31, 2020 with that of the Standard & Poor’s BDC Index (the “S&P BDC Index”) and the Standard & Poor’s 500 Stock Index (the “S&P 500 Index”). This graph assumes that on June 14, 2017, $100 was invested in our common stock, the S&P BDC Index and the S&P 500 Index. The graph also assumes the reinvestment of all cash dividends prior to any tax effect. The graph and other information furnished under this Part II, Item 5 of this Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

$180
$160
$140
$120
$100
$80
$60
$40
$20
6/14/2017
6/30/2017
7/31/2017
8/31/2017
9/30/2017
10/31/2017
11/30/2017
12/31/2017
1/31/2018
2/28/2018
3/31/2018
4/30/2018
5/31/2018
6/30/2018
7/31/2018
8/31/2018
9/30/2018
10/31/2018
11/30/2018
12/31/2018
1/31/2019
2/28/2019
3/31/2019
4/30/2019
5/31/2019
6/30/2019
7/31/2019
8/31/2019
9/30/2019
10/31/2019
11/30/2019
12/31/2019
1/31/2020
2/29/2020
3/31/2020
4/30/2020
5/31/2020
6/30/2020
7/31/2020
8/31/2020
9/30/2020
10/31/2020
11/30/2020
12/31/2020
CGBD
S&P BDC Index
S&P 500 Index

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information regarding purchases of our common stock made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the fourth quarter of 2020.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)(2)	Maximum (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2020 through October 31, 2020	—	$—	—	$14,403
November 1, 2020 through November 30, 2020	531,881	10.62	531,881	58,754
December 1, 2020 through December 31, 2020	504,653	11.10	504,653	53,152
Total	1,036,534		1,036,534
(1)On trade date basis.
(2)On November 2, 2020, the Company's Board of Directors approved the continuation of the Company's Stock Repurchase Program until November 5, 2021, or until the date the approved dollar amount has been used to repurchase shares, as well as the expansion of the repurchase authorization from $100 million to $150 million in the aggregate of the Company's outstanding stock. Pursuant to the program, the Company is authorized to repurchase up to $150 million in the aggregate of its outstanding common stock in the open market and/or through privately negotiated transactions at prices not to exceed the Company’s net asset value per share as reported in its most recent financial statements, in accordance with the guidelines specified in Rule 10b-18 of the Exchange Act. The timing, manner, price and amount of any repurchases will be determined by the Company, in its discretion, based upon the evaluation of economic and market conditions, stock price, available cash, applicable legal and regulatory requirements and other factors, and may include purchases pursuant to Rule 10b5-1 of the Exchange Act. The program does not require the Company to repurchase any specific number of shares and there can be no assurance as to the amount of shares repurchased under the program. The program may be suspended, extended, modified or discontinued by the Company at any time, subject to applicable law. Pursuant to the authorization described above, the Company adopted the Company 10b5-1 Plan. The Company 10b5-1 Plan provides that purchases will be conducted on the open market in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act and will otherwise be subject to applicable law, which may prohibit purchases under certain circumstances. The amount of purchases made under the Company 10b5-1 Plan or otherwise and how much will be purchased at any time is uncertain, dependent on prevailing market prices and trading volumes, all of which we cannot predict. The Company's Stock Repurchase Program was originally approved by the Company's Board of Directors on November 5, 2018 and announced on November 6, 2018.
Item 6. Selected Financial Data
Not applicable.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollar amounts in thousands, except per share data, unless otherwise indicated)
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes in Part II, Item 8 of this Form 10-K “Financial Statements and Supplementary Data.” This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to those described in Part I, Item 1A of this Form 10-K “Risk Factors.” Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in this Form 10-K.
OVERVIEW
We are a Maryland corporation formed on February 8, 2012, and structured as an externally managed, non-diversified closed-end investment company. We have elected to be regulated as a BDC under the Investment Company Act. We have elected to be treated, and intend to continue to comply with the requirements to qualify annually, as a RIC under Subchapter M of the Code.

Our investment objective is to generate current income and, to a lesser extent, capital appreciation primarily through secured debt investments in U.S. middle market companies. Our core investment strategy focuses on lending to U.S. middle market companies supported by financial sponsors, which we define as companies with approximately $25 million to $100 million of EBITDA, which we believe is a useful proxy for cash flow. This core strategy is supplemented with complementary specialty lending and opportunistic investing strategies, which take advantage of the broad capabilities of Carlyle's Global Credit platform while offering risk-diversifying portfolio benefits. We seek to achieve our investment objective primarily through direct originations of Middle Market Senior Loans, with a minority of our assets invested in higher yielding investments (which may include unsecured debt, mezzanine debt and investments in equities). We generally make Middle Market Senior Loans to private U.S. middle market companies that are, in many cases, controlled by private equity firms. Depending on market conditions, we expect that between 70% and 80% of the value of our assets will be invested in Middle Market Senior Loans. We expect that the composition of our portfolio will change over time given our Investment Adviser’s view on, among other things, the economic and credit environment (including with respect to interest rates) in which we are operating.
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
We are externally managed by our Investment Adviser, an investment adviser registered under the Advisers Act. Our Administrator provides the administrative services necessary for us to operate. Both our Investment Adviser and our Administrator are wholly owned subsidiaries of Carlyle Investment Management L.L.C., a subsidiary of Carlyle. Our
Investment Adviser’s five-person investment committee is responsible for reviewing and approving our investment opportunities. The members of the investment committee have experience investing through different credit cycles. As of
December 31, 2020, our Investment Adviser’s investment team included a team of 170 investment professionals across the Carlyle Global Credit segment. Our Investment Adviser’s investment committee comprises five of the most senior credit professionals within the Global Credit segment, with backgrounds and expertise across asset classes and over 26 years of average industry experience and 10 years of average tenure. In addition, our Investment Adviser and its investment team are supported by a team of finance, operations and administrative professionals currently employed by Carlyle Employee Co., a wholly owned subsidiary of Carlyle.
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

PORTFOLIO AND INVESTMENT ACTIVITY
    Below is a summary of certain characteristics of our investment portfolio as of December 31, 2020, 2019 and 2018.

	As of December 31,
	2020	2019	2018
Count of investments	160	136	119
Count of portfolio companies / investment funds	117	112	96
Count of industries	27	28	27
Count of sponsors	63	63	57
Percentage of total investment fair value:
First lien debt (excluding first lien / last out debt)	63.6%	74.6%	68.1%
First lien / last out debt	3.4%	3.7%	10.3%
Second lien debt	15.6%	11.0%	9.1%
Total secured debt	82.6%	89.3%	87.5%
Investment Funds	15.5%	9.6%	11.3%
Equity investments	1.9%	1.0%	1.3%
Percentage of debt investment fair value:
Floating rate (1)	99.1%	99.7%	99.2%
Fixed interest rate	0.9%	0.3%	0.8%
(1) Primarily subject to interest rate floors.

Our investment activity for the years ended December 31, 2020, 2019 and 2018 is presented below (information presented herein is at amortized cost unless otherwise indicated):

	For the years ended December 31,
	2020	2019	2018
Investments:
Total investments, beginning of year	$2,201,451	$2,043,591	$1,971,012
New investments purchased	705,743	1,000,467	950,255
Net accretion of discount on investments	8,186	12,955	12,814
Net realized gain (loss) on investments	(58,472)	(38,376)	(1,368)
Investments sold or repaid	(933,942)	(817,186)	(889,122)
Total investments, end of year	$1,922,966	$2,201,451	$2,043,591
Principal amount of investments funded:
First Lien Debt (excluding First Lien/Last Out)	$314,373	$653,217	$648,034
First Lien/Last Out Debt	30,866	73,272	23,507
Second Lien Debt	117,106	144,217	135,587
Equity Investments	12,233	5,436	5,302
Investment Funds	234,122	131,699	151,650
Total	$708,700	$1,007,841	$964,080
Principal amount of investments sold or repaid:
First Lien Debt (excluding First Lien/Last Out)	$(694,027)	$(419,151)	$(566,490)
First Lien/Last Out Debt	(79,831)	(204,702)	(29,682)
Second Lien Debt	(57,207)	(88,695)	(200,465)
Equity Investments	(1,282)	(3,070)	(1,000)
Investment Funds	(156,500)	(145,200)	(93,900)
Total	$(988,847)	$(860,818)	$(891,537)
Number of new funded investments	48	51	47
Average amount of new funded investments	$8,781	$19,617	$20,218
Percentage of new funded debt investments at floating interest rates	99%	99%	100%
Percentage of new funded debt investments at fixed interest rates	1%	1%	—%
As of December 31, 2020 and 2019, investments consisted of the following:

	December 31, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt (excluding First Lien/Last Out)	$1,234,579	$1,161,881	$1,649,721	$1,585,042
First Lien/Last Out Debt	63,575	62,182	78,951	78,096
Second Lien Debt	297,962	284,523	234,006	234,532
Equity Investments	32,754	33,877	22,272	21,698
Investment Funds	294,096	283,286	216,501	204,596
Total	$1,922,966	$1,825,749	$2,201,451	$2,123,964

The weighted average yields(1) for our first and second lien debt, based on the amortized cost and fair value as of December 31, 2020 and 2019, were as follows:

	December 31, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt (excluding First Lien/Last Out)	7.08%	7.53%	8.00%	8.17%
First Lien/Last Out Debt	9.65%	9.87%	6.63%	9.53%
First Lien Debt Total	7.21%	7.65%	7.91%	8.23%
Second Lien Debt	9.15%	9.59%	10.44%	10.42%
First and Second Lien Debt Total	8.12%	8.59%	8.22%	8.50%
(1)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of December 31, 2020 and 2019. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.
Total weighted average yields (which includes the effect of accretion of discount and amortization of premiums) of our first and second lien debt investments as measured on an amortized cost basis decreased from 8.22% to 8.12% from December 31, 2019 to December 31, 2020. The decrease in weighted average yields was primarily due to a decrease in the effective LIBOR rate applicable to loans in the portfolio, partially offset by a higher percentage of second lien debt in the portfolio.
The following table summarizes the fair value of our performing and non-accrual/non-performing investments as of December 31, 2020 and 2019:

	December 31, 2020		December 31, 2019
	Fair Value	Percentage	Fair Value	Percentage
Performing	$1,767,613	96.82%	$2,071,535	97.53%
Non-accrual (1)	58,136	3.18	52,429	2.47
Total	$1,825,749	100.00%	$2,123,964	100.00%

(1)For information regarding our non-accrual policy, see Note 2 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.
See the Consolidated Schedules of Investments as of December 31, 2020 and 2019 in our consolidated financial statements in Part II, Item 8 of this Form 10-K “Financial Statements and Supplementary Data” for more information on these investments, including a list of companies and type and amount of investments.
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
Our Investment Adviser monitors and, when appropriate, changes the investment ratings assigned to each debt investment in our portfolio. Our Investment Adviser reviews our investment ratings in connection with our quarterly valuation process. The below table summarizes the Internal Risk Ratings as of December 31, 2020. Given the forward-looking nature of certain elements of the revised methodology, it is impracticable to recast the risk ratings for the portfolio using the revised methodology as of December 31, 2019.

	December 31, 2020
(dollar amounts in millions)	Fair Value	% of Fair Value
Internal Risk Rating 1	$19.1	1.27%
Internal Risk Rating 2	1,047.5	69.44
Internal Risk Rating 3	361.1	23.93
Internal Risk Rating 4	48.1	3.19
Internal Risk Rating 5	32.8	2.17
Total	$1,508.6	100.00%
As of December 31, 2020, the weighted average Internal Risk Rating of our debt investment portfolio was 2.4. As of December 31, 2020, 6 of our debt investments, with an aggregate fair value of $80.9 million, were assigned an Internal Risk Rating of 4-5. As of December 31, 2020 and 2019, five and five first lien debt investments in the portfolio with a fair value of $58.1 million and $52.4 million, respectively, were on non-accrual status, which represented approximately 3.18% and 2.47%, respectively, of total investments at fair value. The remaining first and second lien debt investments were performing and current on their interest payments as of December 31, 2020 and 2019.
CONSOLIDATED RESULTS OF OPERATIONS
For the years ended December 31, 2020, 2019 and 2018
The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and losses and net change in unrealized appreciation and depreciation. As a result, quarterly comparisons may not be meaningful.

Investment Income
Investment income for the years ended December 31, 2020, 2019 and 2018, was as follows:

	For the years ended December 31,
	2020	2019	2018
Investment income:
First Lien Debt	$125,958	$168,750	$151,000
Second Lien Debt	29,851	24,203	27,678
Equity Investments	1,978	63	63
Investment Funds	24,277	27,931	28,490
Cash	54	351	295
Total investment income	$182,118	$221,298	$207,526
The decrease in investment income for the year ended December 31, 2020 from the comparable period in 2019 was primarily driven by the impact of average LIBOR, lower weighted average loan balance, and the impact of loans on non-accrual status. As of December 31, 2020, the size of our portfolio decreased to $1,922,966 from $2,201,451 as of December 31, 2019 at amortized cost, and total principal amount of investments outstanding decreased to $1,930,782 from $2,207,949 as of December 31, 2019. As of December 31, 2020, the weighted average yield of our first and second lien debt decreased to 8.12% from 8.22% as of December 31, 2019, on amortized cost, primarily due to the decrease in LIBOR.
The increase in investment income for the year ended December 31, 2019 from the comparable period in 2018 was primarily driven by our increasing invested balance. The size of our portfolio increased to $2,201,451 as of December 31, 2019 from $2,043,591 as of December 31, 2018, at amortized cost, and total principal amount of investments outstanding increased to $2,207,949 as of December 31, 2019 from $2,073,835 as of December 31, 2018. As of December 31, 2019, the weighted average yield of our first and second lien debt decreased to 8.22% from 9.54% as of December 31, 2018, on amortized cost, primarily due to the decrease in LIBOR and loans placed on non-accrual status.
Interest income on our first and second lien debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of December 31, 2020 and 2019, five and five first lien debt investments in the portfolio were on non-accrual with the fair value of $58,136 and $52,429, which represents approximately 3.18% and 2.47% of total investments at fair value, respectively. The remaining first and second lien debt investments were performing and current on their interest payments as of December 31, 2020 and 2019. As of December 31, 2018, two first lien debt investments in the portfolio were non-performing. The fair value of the loans in the portfolio on non-accrual status was $14,327, which represented approximately 0.73% of total investments at fair value. The remaining first and second lien debt investments were performing and current on their interest payments as of December 31, 2018 and for the year then ended.
Net investment income (loss) for the years ended December 31, 2020, 2019 and 2018 was as follows:

	For the years ended December 31,
	2020	2019	2018
Total investment income	$182,118	$221,298	$207,526
Net expenses (including Excise tax expense)	(93,311)	(113,633)	(99,090)
Net investment income (loss)	$88,807	$107,665	$108,436

Expenses

	For the years ended December 31,
	2020	2019	2018
Base management fees	$28,648	$31,316	$29,626
Incentive fees	18,555	22,872	23,002
Professional fees	3,082	2,745	3,404
Administrative service fees	679	539	701
Interest expense	35,820	50,587	37,801
Credit facility fees	3,761	3,079	2,295
Directors’ fees and expenses	398	353	370
Other general and administrative	1,795	1,738	1,661
Excise tax expense	573	404	230
Net expenses	$93,311	$113,633	$99,090
Interest expense and credit facility fees for the years ended December 31, 2020, 2019 and 2018 were comprised of the following:

	For the years ended December 31,
	2020	2019	2018
Interest expense	$35,820	$50,587	$37,801
Facility unused commitment fee	1,766	1,263	1,260
Amortization of deferred financing costs	1,886	1,618	901
Other fees	109	198	134
Total interest expense and credit facility fees	$39,581	$53,666	$40,096
Cash paid for interest expense	$33,149	$49,981	$34,676

Average principal debt outstanding	$1,111,397	$1,125.547	$864.734
Weighted average interest rate	3.15%	4.41%	4.32%
The decrease in interest expense for the year ended December 31, 2020 compared to the comparable period in 2019 was primarily driven by lower LIBOR.
The increase in interest expense for the year ended December 31, 2019 compared to the comparable period in 2018 was driven by increased drawings under the Facilities related to increased deployment of capital for investments.
Below is a summary of the base management fees and incentive fees incurred during the years ended December 31, 2020, 2019 and 2018:

	For the years ended December 31,
	2020	2019	2018
Base management fees	$28,648	$31,316	$29,626
Incentive fees on pre-incentive fee net investment income	18,555	22,872	23,002
Realized capital gains incentive fees	—	—	—
Accrued capital gains incentive fees	—	—	—
Total capital gains incentive fees	—	—	—
Total incentive fees	18,555	22,872	23,002
Total base management fees and incentive fees	$47,203	$54,188	$52,628
The decrease in base management fees for the year ended December 31, 2020 from the comparable period in 2019 was driven by lower weighted average loan balance. The decrease in incentive fees for the year ended December 31, 2020 from the comparable period in 2019 was driven by lower pre-incentive fee net investment income. The increase in base management fees for the year ended December 31, 2019 from the comparable period in 2018 was driven by our deployment of capital.

For the years ended December 31, 2020, 2019 and 2018, we recorded no accrued capital gains incentive fees based upon our cumulative net realized and unrealized appreciation (depreciation) as of December 31, 2020, 2019 and 2018, respectively. The accrual for any capital gains incentive fee under accounting principles generally accepted in the United States (“U.S. GAAP”) in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. See Note 4 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for more information on our incentive and base management fees.
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
Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) on Investments
During the years ended December 31, 2020, 2019 and 2018, we had realized gains on 9, 15, and 4 investments, respectively, totaling approximately $1,473, $14,719, and $3,534, respectively, which was offset by realized losses on 20, 13, and 6 investments, respectively, totaling approximately $59,946, $53,062, and $4,902, respectively. During the years ended December 31, 2020, 2019 and 2018, we had a change in unrealized appreciation on 78, 91, and 40 investments, respectively, totaling approximately $65,851, $70,167, and $14,680, respectively, which was offset by a change in unrealized depreciation on 97, 71, and 105 investments, respectively, totaling approximately $85,507, $76,220, and $82,633, respectively.
During October 2020, Direct Travel, Inc. ("Direct Travel") completed a restructuring whereby the lenders received the majority of the equity in Direct Travel, but maintained the principal balance in the existing debt. As part of the transaction, the lenders also provided a delayed draw term loan facility to support ongoing liquidity of the business. As part of the restructuring, we received an approximate 9% ownership stake in Direct Travel.

During October 2020, Central Security Group, Inc. completed a restructuring whereby a portion of the first lien debt held by us was exchanged into common equity. As a result, $8,566 of unrealized depreciation was reversed and we realized a loss of $8,562 during the year ended December 31, 2020.
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
Net realized gain (loss) and net change in unrealized appreciation (depreciation) for the years ended December 31, 2020, 2019 and 2018 were as follows:

	For the years ended December 31,
	2020	2019	2018
Net realized gain (loss) on investments	$(58,473)	$(38,376)	$(1,368)
Net change in unrealized appreciation (depreciation) on investments	(19,656)	(6,053)	(67,953)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	$(78,129)	$(44,429)	$(69,321)

Net realized gain (loss) and net change in unrealized appreciation (depreciation) by the type of investments for the years ended December 31, 2020, 2019 and 2018 were as follows:

	For the years ended December 31,
	2020		2019		2018
Type	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)
First Lien Debt	$(58,766)	$(8,557)	$(52,633)	$4,894	$(4,903)	$(59,374)
Second Lien Debt	(228)	(13,965)	—	1,003	2	(3,822)
Equity Investments	522	1,697	14,257	(7,751)	3,533	3,214
Investment Funds	—	(3,104)	—	(4,199)	—	(7,971)
Total	$(58,472)	$(23,929)	$(38,376)	$(6,053)	$(1,368)	$(67,953)
Net change in unrealized depreciation in our investments for the year ended December 31, 2020 compared to the comparable period in 2019 was primarily driven by unrealized depreciation related to investments more heavily impacted by the COVID-19 pandemic, combined with higher market yields. Net change in unrealized depreciation in our investments for the year ended December 31, 2019 compared to the comparable period in 2018 was primarily due to the unrealized depreciation in Dimensional Dental Management, LLC and Dermatology Associates, offset by the reversal of prior period unrealized depreciation on Product Quest Manufacturing, LLC and SolAero Technologies Corp. Net change in unrealized appreciation (depreciation) is also driven by changes in other inputs utilized under our valuation methodology, including, but not limited to, market spreads, enterprise value multiples, borrower leverage multiples and borrower ratings, and the impact of exits.
MIDDLE MARKET CREDIT FUND, LLC
Overview
On February 29, 2016, the Company and Credit Partners entered into an amended and restated limited liability company agreement, which was subsequently amended and restated on June 24, 2016 and February 22, 2021 (as amended, the “Limited Liability Company Agreement”) to co-manage Credit Fund, a Delaware limited liability company that is not consolidated in the Company’s consolidated financial statements. Credit Fund primarily invests in first lien loans of middle market companies. Credit Fund is managed by a six-member board of managers, on which the Company and Credit Partners each have equal representation. Establishing a quorum for Credit Fund’s board of managers requires at least four members to be present at a meeting, including at least two of the Company’s representatives and two of Credit Partners’ representatives. The Company and Credit Partners each have 50% economic ownership of Credit Fund and have commitments to fund, from time to time, capital of up to $250,000 each. Funding of such commitments generally requires the approval of the board of Credit Fund, including the board members appointed by the Company. By virtue of its membership interest, the Company and Credit Partners each indirectly bear an allocable share of all expenses and other obligations of Credit Fund.
Together with Credit Partners, the Company co-invests through Credit Fund. Investment opportunities for Credit Fund are sourced primarily by the Company and its affiliates. Portfolio and investment decisions with respect to Credit Fund must be unanimously approved by a quorum of Credit Fund’s investment committee consisting of an equal number of representatives of the Company and Credit Partners. Therefore, although the Company owns more than 25% of the voting securities of Credit Fund, the Company does not believe that it has control over Credit Fund (other than for purposes of the Investment Company Act). Middle Market Credit Fund SPV, LLC (the “Credit Fund Sub”), MMCF CLO 2017-1 LLC (the “2017-1 Issuer”), MMCF CLO 2019-2, LLC (the "2019-2 Issuer", formerly known as MMCF Warehouse, LLC (the "Credit Fund Warehouse")) and MMCF Warehouse II, LLC (the "Credit Fund Warehouse II"), each a Delaware limited liability company, were formed on April 5, 2016 and October 6, 2017, November 26, 2018 and August 16, 2019, respectively. Credit Fund Sub, the 2019-2 Issuer, and Credit Fund Warehouse II are wholly owned subsidiaries of Credit Fund and are consolidated in Credit Fund’s consolidated financial statements commencing from the date of their respective formations. In December 2020, the 2017-1 Issuer was redeemed in full and notes outstanding were repaid in full. Credit Fund Sub, the 2019-2 Issuer and Credit Fund Warehouse II primarily invest in first lien loans of middle market companies. Credit Fund and its wholly owned subsidiaries follow the same Internal Risk Rating System as the Company. Refer to "Debt" below for discussions regarding the credit facilities entered into and the notes issued by such wholly-owned subsidiaries.
Credit Fund, the Company and Credit Partners entered into an administration agreement with Carlyle Global Credit Administration L.L.C., the administrative agent of Credit Fund (in such capacity, the “Credit Fund Administrative Agent”), pursuant to which the Credit Fund Administrative Agent is delegated certain administrative and non-discretionary functions, is authorized to enter into sub-administration agreements at the expense of Credit Fund with the approval of the board of managers of Credit Fund, and is reimbursed by Credit Fund for its costs and expenses and Credit Fund’s allocable portion of overhead incurred by the Credit Fund Administrative Agent in performing its obligations thereunder.
Selected Financial Data
Since inception of Credit Fund and through December 31, 2020 and 2019, the Company and Credit Partners each made capital contributions of $1 and $1 in members’ equity, respectively, and $216,000 and $123,500 in subordinated loans, respectively, to Credit Fund. Below is certain summarized consolidated information for Credit Fund as of December 31, 2020 and 2019.

	As of December 31,
	2020	2019
ASSETS
Investments, at fair value (amortized cost of $1,080,538 and $1,258,157,respectively)	$1,056,381	$1,246,839
Cash and cash equivalents	119,796	64,787
Other assets	7,553	9,369
Total assets	$1,183,730	$1,320,995
LIABILITIES AND MEMBERS’ EQUITY
Secured borrowings	$514,261	$441,077
Notes payable, net of unamortized debt issuance costs of $1,559 and $3,441, respectively)	253,933	528,407
Mezzanine loans (1)	—	93,000
Other liabilities	15,543	32,383
Subordinated loans and members’ equity (1)	399,993	226,128
Total liabilities and members’ equity	$1,183,730	$1,320,995
(1) As of December 31, 2020 and 2019, the fair value of the Company's ownership interest in the subordinated loans and members' equity was $205,891 and $111,596, respectively, and $0 and $93,000, respectively in the mezzanine loans.

	For the Years Ended December 31,
	2020	2019
Total investment income	$83,476	$94,092
Expenses
Interest and credit facility expenses	40,238	59,228
Other expenses	2,034	2,230
Total expenses	42,272	61,458
Net investment income (loss)	41,204	32,634
Net realized gain (loss) on investments	—	(8,285)
Net change in unrealized appreciation (depreciation) on investments	(12,839)	13,711
Net increase (decrease) resulting from operations	$28,365	$38,060

Below is a summary of Credit Fund’s portfolio, followed by a listing of the loans in Credit Fund’s portfolio as of December 31, 2020 and 2019:

	As of December 31,
	2020	2019
Senior secured loans (1)	$1,084,491	$1,260,582
Weighted average yields of senior secured loans based on amortized cost (2)	6.03%	6.51%
Weighted average yields of senior secured loans based on fair value (2)	6.15%	6.55%
Number of portfolio companies in Credit Fund	54	61
Average amount per portfolio company (1)	$20,083	$20,665
Number of loans on non-accrual status	—	1
Fair value of loans on non-accrual status	$—	$21,150
Percentage of loans at floating interest rates (3) (4)	97.7%	98.3%
Percentage of loans at fixed interest rates (4)	2.3%	1.7%
Fair value of loans with PIK provisions	$24,113	$21,150
Percentage of portfolio with PIK provisions (4)	2.3%	1.7%
(1)At par/principal amount.
(2)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of December 31, 2020 and 2019. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.
(3)Floating rate debt investments are generally subject to interest rate floors.
(4)Percentages based on fair value.

Consolidated Schedule of Investments as of December 31, 2020
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (55)
First Lien Debt (97.47% of fair value)
Acrisure, LLC	\#	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 3.50%	3.65%	2/15/2027	$25,634	$25,606	$25,104
Alku, LLC	+#	(2)(3)	Business Services	L + 5.50%	5.75%	7/29/2026	23,666	23,466	23,512
Alpha Packaging Holdings, Inc.	+\	(2)(3)	Containers, Packaging & Glass	L + 6.00%	7.00%	11/12/2021	16,378	16,378	16,378
AmeriLife Holdings LLC	#	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 4.00%	4.15%	3/18/2027	9,951	9,929	9,802
Analogic Corporation	^+	(2)(3)(6)	Capital Equipment	L + 5.25%	6.25%	6/22/2024	18,857	18,837	18,857
Anchor Packaging, Inc.	+#	(2)(3)	Containers, Packaging & Glass	L + 4.00%	4.15%	7/18/2026	24,723	24,617	24,656
API Technologies Corp.	+\	(2)(3)	Aerospace & Defense	L + 4.25%	4.49%	5/9/2026	14,775	14,713	13,999
Aptean, Inc.	+\	(2)(3)	Software	L + 4.25%	4.40%	4/23/2026	12,281	12,227	12,077
AQA Acquisition Holding, Inc.	+\	(2)(3)(6)	High Tech Industries	L + 4.25%	5.25%	5/24/2023	18,759	18,752	18,757
Astra Acquisition Corp.	+#	(2)(3)	Software	L + 5.50%	6.50%	3/1/2027	28,783	28,392	28,783
Avalign Technologies, Inc.	+\	(2)(3)	Healthcare & Pharmaceuticals	L + 4.50%	4.73%	12/22/2025	14,592	14,481	14,334
Big Ass Fans, LLC	+\#	(2)(3)	Capital Equipment	L + 3.75%	4.75%	5/21/2024	13,766	13,714	13,766
BK Medical Holding Company, Inc.	^+	(2)(3)(6)	Healthcare & Pharmaceuticals	L + 5.25%	6.25%	6/22/2024	24,165	23,951	22,363
Chemical Computing Group ULC (Canada)	^+	(2)(3)(6)	Software	L + 5.00%	6.00%	8/30/2023	14,055	13,378	14,055
Clarity Telecom LLC.	+	(2)(3)	Media: Broadcasting & Subscription	L + 4.25%	4.40%	8/30/2026	14,813	14,773	14,813
Clearent Newco, LLC	^	(2)(3)(6)	High Tech Industries	L + 6.50%	7.50%	3/20/2025	4,079	4,079	3,907
Clearent Newco, LLC	^+\	(2)(3)	High Tech Industries	L + 5.50%	7.50%	3/20/2025	29,486	29,236	28,722
DecoPac, Inc.	^+\	(2)(3)(6)	Non-durable Consumer Goods	L + 4.25%	5.25%	9/29/2024	12,336	12,253	12,318
Diligent Corporation	^+	(2)(3)(6)	Telecommunications	L + 6.25%	7.25%	8/4/2025	8,683	8,411	8,819
DTI Holdco, Inc.	^+\	(2)(3)	High Tech Industries	L + 4.75%	5.75%	9/30/2023	18,690	18,642	16,655
Eliassen Group, LLC	+\	(2)(3)	Business Services	L + 4.25%	4.40%	11/5/2024	7,543	7,516	7,483
EvolveIP, LLC	^+	(2)(3)(6)	Telecommunications	L + 5.75%	6.75%	6/7/2023	19,800	19,759	19,775
Exactech, Inc.	+\#	(2)(3)	Healthcare & Pharmaceuticals	L + 3.75%	4.75%	2/14/2025	21,528	21,416	20,422
Excel Fitness Holdings, Inc.	+#	(2)(3)	Hotel, Gaming & Leisure	L + 5.25%	6.25%	10/7/2025	24,750	24,546	22,780
Frontline Technologies Holdings, LLC	+	(2)(3)	Software	L + 5.75%	6.75%	9/18/2023	14,886	14,198	14,589
Golden West Packaging Group LLC	+\	(2)(3)	Containers, Packaging & Glass	L + 5.25%	6.25%	6/20/2023	29,012	28,896	28,974
HMT Holding Inc.	+\	(2)(3)(6)	Energy: Oil & Gas	L + 5.00%	6.00%	11/17/2023	32,821	32,458	30,984
Integrity Marketing Acquisition, LLC	^+	(2)(3)(6)	Banking, Finance, Insurance & Real Estate	L + 6.25%	7.25%	8/27/2025	7,836	7,701	7,956
Jensen Hughes, Inc.	+\	(2)(3)(6)	Utilities: Electric	L + 4.50%	5.50%	3/22/2024	34,584	34,489	33,424
KAMC Holdings, Inc.	+#	(2)(3)	Energy: Electricity	L + 4.00%	4.23%	8/14/2026	13,825	13,768	12,531
KBP Investments, LLC	^+	(2)(3)(6)	Beverage, Food & Tobacco	L + 5.00%	6.00%	5/15/2023	9,292	9,059	9,350
Marco Technologies, LLC	^+\	(2)(3)(6)	Media: Advertising, Printing & Publishing	L + 4.00%	5.00%	10/30/2023	7,332	7,293	7,332
Mold-Rite Plastics, LLC	+\	(2)(3)	Chemicals, Plastics & Rubber	L + 4.25%	5.25%	12/14/2021	14,520	14,501	14,520

Consolidated Schedule of Investments as of December 31, 2020
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (55)
Newport Group Holdings II, Inc.	+\#	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 3.50%	3.75%	9/13/2025	23,475	23,285	23,405
Odyssey Logistics & Technology Corp.	+\#	(2)(3)	Transportation: Cargo	L + 4.00%	5.00%	10/12/2024	$38,897	$38,773	$37,766
Output Services Group	^+\	(2)(3)	Media: Advertising, Printing & Publishing	L + 4.50%	5.50%	3/27/2024	19,421	19,382	14,178
Pasternack Enterprises, Inc.	+\	(2)(3)	Capital Equipment	L + 4.00%	5.00%	7/2/2025	22,524	22,513	22,218
Pharmalogic Holdings Corp.	+\	(2)(3)	Healthcare & Pharmaceuticals	L + 4.00%	5.00%	6/11/2023	11,205	11,189	11,158
Premise Health Holding Corp.	+\#	(2)(3)	Healthcare & Pharmaceuticals	L + 3.50%	3.75%	7/10/2025	13,584	13,538	13,503
Propel Insurance Agency, LLC	^+\	(2)(3)(6)	Banking, Finance, Insurance & Real Estate	L + 5.00%	6.00%	6/1/2024	38,134	37,662	37,716
Q Holding Company	+\#	(2)(3)	Automotive	L + 5.00%	6.00%	12/31/2023	21,735	21,604	20,229
QW Holding Corporation	+	(2)(3)(6)	Environmental Industries	L + 6.25%	7.25%	8/31/2022	11,566	11,465	10,727
Radiology Partners, Inc.	+\#	(2)(3)	Healthcare & Pharmaceuticals	L + 4.25%	4.81%	7/9/2025	27,686	27,581	27,193
RevSpring Inc.	+\#	(2)(3)	Media: Advertising, Printing & Publishing	L + 4.25%	4.40%	10/11/2025	29,449	29,265	29,199
Situs Group Holdings Corporation	+\	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 4.75%	5.75%	6/28/2025	14,781	14,689	14,636
T2 Systems, Inc.	^+	(2)(3)(6)	Transportation: Consumer	L + 6.75%	7.75%	9/28/2022	29,119	28,743	29,118
The Original Cakerie, Ltd. (Canada)	+\	(2)(3)(6)	Beverage, Food & Tobacco	L + 4.50%	5.50%	7/20/2022	6,295	6,281	6,289
The Original Cakerie, Ltd. (Canada)	+	(2)(3)	Beverage, Food & Tobacco	L + 5.00%	6.00%	7/20/2022	8,837	8,815	8,829
Thoughtworks, Inc.	\#	(2)(3)	Business Services	L + 3.75%	4.75%	10/11/2024	11,704	11,683	11,704
U.S. Acute Care Solutions, LLC	+\	(2)(3)	Healthcare & Pharmaceuticals	L + 6.00%	7.00%	5/15/2021	31,211	31,184	29,104
U.S. TelePacific Holdings Corp.	+\	(2)(3)	Telecommunications	L + 5.50%	6.50%	5/2/2023	26,660	26,585	23,984
VRC Companies, LLC	+	(2)(3)(6)	Business Services	L + 6.50%	7.50%	3/31/2023	30,582	29,464	30,582
Water Holdings Acquisition LLC	^+	(2)(3)(6)	Utilities: Water	L + 5.25%	6.25%	12/18/2026	26,316	25,520	25,516
Welocalize, Inc.	+	(2)(3)(6)	Business Services	L + 4.50%	5.50%	12/23/2023	22,629	22,414	22,584
WRE Holding Corp.	^+	(2)(3)(6)	Environmental Industries	L + 5.25%	6.25%	1/3/2023	8,367	8,336	8,252
First Lien Debt Total								$1,051,406	$1,029,687
Second Lien Debt (2.28% of fair value)
DBI Holding, LLC	^	(2)	Transportation: Cargo	9.00% PIK	9.00%	2/1/2026	$24,113	$23,768	$24,113
Second Lien Debt Total								$23,768	$24,113
Equity Investments (0.24% of fair value)
DBI Holding, LLC	^		Transportation: Cargo				2,961	$—	$—
DBI Holding, LLC	^		Transportation: Cargo				13,996	5,364	2,581
Equity Investments Total								$5,364	$2,581
Total Investments								$1,080,538	$1,056,381
^ Denotes that all or a portion of the assets are owned by Credit Fund. Credit Fund has entered into a revolving credit facility (the "Credit Fund Facility"). Accordingly, such assets are not available to creditors of Credit Fund Sub, the 2019-2 Issuer or Credit Fund Warehouse II.
+ Denotes that all or a portion of the assets are owned by Credit Fund Sub. Credit Fund Sub has entered into a revolving credit facility (the “Credit Fund Sub Facility”). The lenders of the Credit Fund Sub Facility have a first lien security interest in substantially all of the assets of Credit Fund Sub. Accordingly, such assets are not available to creditors of Credit Fund, the 2019-2 Issuer or Credit Fund Warehouse II.
\ Denotes that all or a portion of the assets are owned by the 2019-2 Issuer and secure the notes issued in connection with a $399,900 term debt securitization completed by Credit Fund on May 21, 2019 (the “2019-2 Debt Securitization”). Accordingly, such assets are not available to creditors of Credit Fund, Credit Fund Sub, or Credit Fund Warehouse II.

# Denotes that all or a portion of the assets are owned by the Credit Fund Warehouse II. Credit Fund Warehouse II has entered into a revolving credit facility (the "Credit Fund Warehouse II"). The lenders of the Credit Fund Warehouse II Facility have a first lien security interest in substantially all of the assets of the Credit Fund Warehouse II. Accordingly, such assets are not available to creditors of Credit Fund, Credit Fund Sub, or 2019-2 Issuer.
(1)Unless otherwise indicated, issuers of investments held by Credit Fund are domiciled in the United States. As of December 31, 2020, the geographical composition of investments as a percentage of fair value was 2.76% in Canada and 97.24% in the United States. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, Credit Fund has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2020. As of December 31, 2020, the reference rates for Credit Fund's variable rate loans were the 30-day LIBOR at 0.15%, the 90-day LIBOR at 0.25% and the 180-day LIBOR at 0.26%.
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
(6)As of December 31, 2020, Credit Fund and Credit Fund Sub had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

First Lien Debt – unfunded delayed draw and revolving term loans commitments	Type	Unused Fee	Par/ Principal Amount	Fair Value
Analogic Corporation	Revolver	0.50%	$1,975	$—
AQA Acquisition Holding, Inc.	Revolver	0.50	2,459	—
BK Medical Holding Company, Inc.	Revolver	0.50	2,609	(176)
Chemical Computing Group ULC (Canada)	Revolver	0.50	873	—
Clearent Newco, LLC	Delayed Draw	1.00	2,549	(66)
DecoPac, Inc.	Revolver	0.50	2,143	(3)
Diligent Corporation	Delayed Draw	1.00	2,109	25
Diligent Corporation	Revolver	0.50	703	8
EvolveIP, LLC	Delayed Draw	1.00	1,904	(2)
EvolveIP, LLC	Revolver	0.50	1,680	(2)
HMT Holding Inc.	Revolver	0.50	6,173	(291)
Integrity Marketing Acquistion, LLC	Delayed Draw	1.00	4,144	41
Jensen Hughes, Inc.	Delayed Draw	1.00	1,127	(35)
Jensen Hughes, Inc.	Revolver	0.50	1,364	(43)
KBP Investments, LLC	Delayed Draw	1.00	503	1
KBP Investments, LLC	Delayed Draw	1.00	10,190	30
Marco Technologies, LLC	Delayed Draw	1.00	7,500	—
Propel Insurance Agency, LLC	Revolver	0.50	1,905	(19)
Propel Insurance Agency, LLC	Delayed Draw	1.00	1,733	(17)
QW Holding Corporation	Revolver	0.50	5,498	(268)
QW Holding Corporation	Delayed Draw	1.00	161	(8)
T2 Systems, Inc.	Revolver	0.50	1,955	—
The Original Cakerie, Ltd. (Canada)	Revolver	0.50	1,665	(1)
VRC Companies, LLC	Revolver	0.50	858	—
Water Holdings Acquisition LLC	Delayed Draw	1.00	8,421	(168)
Water Holdings Acquisition LLC	Revolver	0.50	5,263	(105)
Welocalize, Inc.	Revolver	0.50	2,250	(4)
WRE Holding Corp.	Revolver	0.50	852	(10)
WRE Holding Corp.	Delayed Draw	1.00	563	(7)
Total unfunded commitments			$81,129	$(1,120)

Consolidated Schedule of Investments as of December 31, 2019
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
First Lien Debt (98.11% of fair value)
Achilles Acquisition, LLC	\+#	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.00%	5.75%	10/13/2025	$17,865	$17,776	$17,763
Acrisure, LLC	+\	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 3.75%	5.85%	11/22/2023	11,820	11,810	11,805
Acrisure, LLC	+\#	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.25%	6.35%	11/22/2023	20,674	20,639	20,674
Advanced Instruments, LLC	^+\*	(2) (3) (7)	Healthcare & Pharmaceuticals	L + 5.25%	6.99%	10/31/2022	35,610	35,536	35,466
Alku, LLC	+#	(2) (3)	Business Services	L + 5.50%	7.44%	7/29/2026	25,000	24,754	24,624
Alpha Packaging Holdings, Inc.	+*\	(2) (3)	Containers, Packaging & Glass	L + 4.25%	6.35%	5/12/2020	16,684	16,676	16,601
AmeriLife Group, LLC	^#	(2) (3) (7)	Banking, Finance, Insurance & Real Estate	L + 4.50%	6.20%	6/5/2026	16,627	16,557	16,558
Anchor Packaging, Inc.	^#	(2) (3) (7)	Containers, Packaging & Glass	L + 4.00%	5.70%	7/18/2026	20,462	20,363	20,457
API Technologies Corp.	\+	(2) (3)	Aerospace & Defense	L + 4.25%	5.95%	5/9/2026	14,925	14,853	14,807
Aptean, Inc.	+\	(2) (3)	Software	L + 4.25%	6.34%	4/23/2026	12,406	12,344	12,385
AQA Acquisition Holding, Inc.	^*\	(2) (3) (7)	High Tech Industries	L + 4.25%	6.16%	5/24/2023	18,954	18,922	18,860
Avalign Technologies, Inc.	+\	(2) (3)	Healthcare & Pharmaceuticals	L + 4.50%	6.70%	12/22/2025	14,741	14,610	14,626
Big Ass Fans, LLC	+*\	(2) (3)	Capital Equipment	L + 3.75%	5.85%	5/21/2024	13,909	13,841	13,903
Borchers, Inc.	+*\	(2) (3) (7)	Chemicals, Plastics & Rubber	L + 4.50%	6.60%	11/1/2024	15,116	15,072	15,085
Brooks Equipment Company, LLC	*	(2) (3)	Construction & Building	L + 5.00%	6.91%	8/29/2020	5,144	5,141	5,141
Clarity Telecom LLC.	+	(2) (3)	Media: Broadcasting & Subscription	L + 4.50%	6.20%	8/30/2026	14,963	14,915	14,902
Clearent Newco, LLC	^+\	(2) (3) (7)	High Tech Industries	L + 5.50%	7.44%	3/20/2025	29,738	29,436	29,134
Datto, Inc.	+\	(2) (3)	High Tech Industries	L + 4.25%	5.95%	4/2/2026	12,438	12,375	12,420
DecoPac, Inc.	+*\	(2) (3) (7)	Non-durable Consumer Goods	L + 4.25%	6.01%	9/29/2024	12,336	12,233	12,292
Dent Wizard International Corporation	+\	(2) (3)	Automotive	L + 4.00%	5.70%	4/7/2020	36,880	36,843	36,717
DTI Holdco, Inc.	+*\	(2) (3)	High Tech Industries	L + 4.75%	6.68%	9/30/2023	18,885	18,771	17,611
Eliassen Group, LLC	+\	(2) (3)	Business Services	L + 4.50%	6.20%	11/5/2024	7,581	7,548	7,579
EIP Merger Sub, LLC (Evolve IP)	+^	(2) (3) (7)	Telecommunications	L + 5.75%	7.45%	6/7/2023	19,661	19,605	19,661
Exactech, Inc.	+\#	(2) (3)	Healthcare & Pharmaceuticals	L + 3.75%	5.45%	2/14/2025	21,772	21,634	21,751
Excel Fitness Holdings, Inc.	+#	(2) (3)	Hotel, Gaming & Leisure	L + 5.25%	6.95%	10/7/2025	25,000	24,758	24,875
Golden West Packaging Group LLC	+*\	(2) (3)	Containers, Packaging & Glass	L + 5.75%	7.45%	6/20/2023	29,464	29,303	29,072
HMT Holding Inc.	^+*\	(2) (3) (7)	Energy: Oil & Gas	L + 5.00%	6.74%	11/17/2023	33,157	32,678	32,972
Jensen Hughes, Inc.	\+^*	(2) (3) (7)	Utilities: Electric	L + 4.50%	6.24%	3/22/2024	33,909	33,757	33,550
KAMC Holdings, Inc.	+#	(2) (3)	Energy: Electricity	L + 4.00%	5.91%	8/14/2026	13,965	13,899	13,881
MAG DS Corp.	^+\	(2) (3) (7)	Aerospace & Defense	L + 4.75%	6.46%	6/6/2025	28,471	28,242	28,286
Maravai Intermediate Holdings, LLC	+\#	(2) (3)	Healthcare & Pharmaceuticals	L + 4.25%	6.00%	8/2/2025	29,625	29,378	29,400
Marco Technologies, LLC	^+\	(2) (3) (7)	Media: Advertising, Printing & Publishing	L + 4.25%	6.16%	10/30/2023	7,463	7,410	7,463

Consolidated Schedule of Investments as of December 31, 2019
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
Mold-Rite Plastics, LLC	+\	(2) (3)	Chemicals, Plastics & Rubber	L + 4.25%	5.95%	12/14/2021	$14,557	$14,519	$14,524
MSHC, Inc.	^+*\	(2) (3) (7)	Construction & Building	L + 4.25%	5.95%	12/31/2024	38,251	38,138	38,166
Newport Group Holdings II, Inc.	\+#	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 3.75%	5.65%	9/13/2025	23,715	23,487	23,663
Odyssey Logistics & Technology Corp.	+*\#	(2) (3)	Transportation: Cargo	L + 4.00%	5.70%	10/12/2024	39,013	38,859	38,763
Output Services Group	^+\	(2) (3) (7)	Media: Advertising, Printing & Publishing	L + 4.50%	6.20%	3/27/2024	19,621	19,570	19,469
PAI Holdco, Inc.	+*\	(2) (3)	Automotive	L + 4.25%	6.35%	1/5/2025	19,532	19,458	19,532
Park Place Technologies, Inc.	+\#	(2) (3)	High Tech Industries	L + 4.00%	5.70%	3/28/2025	22,566	22,489	22,566
Pasternack Enterprises, Inc.	+\	(2) (3)	Capital Equipment	L + 4.00%	5.70%	7/2/2025	22,755	22,742	22,653
Pathway Vet Alliance LLC	+\	(2) (3) (7)	Consumer Services	L + 4.50%	6.21%	12/20/2024	19,085	18,708	19,217
Pharmalogic Holdings Corp.	+\	(2) (3)	Healthcare & Pharmaceuticals	L + 4.00%	5.70%	6/11/2023	11,320	11,296	11,302
Premise Health Holding Corp.	^+\#	(2) (3) (7)	Healthcare & Pharmaceuticals	L + 3.50%	5.60%	7/10/2025	13,723	13,665	13,501
Propel Insurance Agency, LLC	^+\	(2) (3) (7)	Banking, Finance, Insurance & Real Estate	L + 4.25%	6.35%	6/1/2024	22,532	22,056	22,395
Q Holding Company	+*\#	(2) (3)	Automotive	L + 5.00%	6.70%	12/31/2023	21,955	21,777	21,922
QW Holding Corporation (Quala)	^+*	(2) (3) (7)	Environmental Industries	L + 5.75%	7.73%	8/31/2022	11,630	11,449	11,531
Radiology Partners, Inc.	+\#	(2) (3)	Healthcare & Pharmaceuticals	L + 4.75%	6.66%	7/9/2025	28,719	28,590	28,768
RevSpring Inc.	+*\#	(2) (3)	Media: Advertising, Printing & Publishing	L + 4.00%	5.95%	10/11/2025	24,750	24,631	24,608
Situs Group Holdings Corporation	\+^	(2) (3) (7)	Banking, Finance, Insurance & Real Estate	L + 4.75%	6.45%	6/28/2025	13,715	13,621	13,697
Systems Maintenance Services Holding, Inc.	+*	(2) (3)	High Tech Industries	L + 5.00%	6.70%	10/30/2023	23,765	23,672	18,180
Surgical Information Systems, LLC	+*\	(2) (3) (6)	High Tech Industries	L + 4.75%	7.47%	4/24/2023	26,168	26,005	25,715
T2 Systems, Inc.	^+*	(2) (3) (7)	Transportation: Consumer	L + 6.75%	8.85%	9/28/2022	18,045	17,789	18,045
The Original Cakerie, Ltd. (Canada)	+*	(2) (3) (7)	Beverage, Food & Tobacco	L + 5.00%	6.84%	7/20/2022	8,928	8,897	8,887
The Original Cakerie, Ltd. (Canada)	^*	(2) (3) (7)	Beverage, Food & Tobacco	L + 4.50%	6.34%	7/20/2022	6,826	6,801	6,790
ThoughtWorks, Inc.	+*\	(2) (3)	Business Services	L + 4.00%	5.70%	10/11/2024	11,824	11,794	11,824
U.S. Acute Care Solutions, LLC	+\*	(2) (3)	Healthcare & Pharmaceuticals	L + 5.00%	6.91%	5/15/2021	31,431	31,331	29,869
U.S. TelePacific Holdings Corp.	+*\	(2) (3)	Telecommunications	L + 5.00%	7.10%	5/2/2023	26,660	26,499	25,430
Valet Waste Holdings, Inc.	+\	(2) (3)	Construction & Building	L + 3.75%	5.70%	9/28/2025	11,850	11,825	11,688
Welocalize, Inc.	+^	(2) (3) (7)	Business Services	L + 4.50%	6.21%	12/2/2024	23,038	22,788	22,787
WIRB - Copernicus Group, Inc.	+*\	(2) (3) (7)	Healthcare & Pharmaceuticals	L + 4.25%	5.95%	8/15/2022	20,888	20,822	20,887
WRE Holding Corp.	^+*	(2) (3) (7)	Environmental Industries	L + 5.00%	6.91%	1/3/2023	7,431	7,372	7,304
Zywave, Inc.	+*\	(2) (3) (7)	High Tech Industries	L + 5.00%	6.93%	11/17/2022	19,228	19,107	19,211
First Lien Debt Total								$1,231,436	$1,223,215

Consolidated Schedule of Investments as of December 31, 2019
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (5)	Fair Value (6)
Second Lien Debt (1.75% of fair value)
DBI Holding, LLC	^*	(2) (3) (8)	Transportation: Cargo	8.00% PIK	8.00%	2/1/2026	$21,150	$20,697	$21,150
Zywave, Inc.	*	(2) (3)	High Tech Industries	L + 9.00%	10.94%	11/17/2023	666	660	664
Second Lien Debt Total								$21,357	$21,814
Equity Investments (0.15% of fair value)
DBI Holding, LLC	^		Transportation: Cargo				16,957	$5,364	$1,810
Equity Investments Total								$5,364	$1,810
Total Investments								$1,258,157	$1,246,839
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
(2)Variable rate loans to the portfolio companies bear interest at a rate that may be determined by reference to either LIBOR or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, Credit Fund has provided the interest rate in effect as of December 31, 2019. As of December 31, 2019, all of Credit Fund’s LIBOR loans were indexed to the 30-day LIBOR at 1.75%, the 90-day LIBOR at 1.91% and the 180-day LIBOR at 1.91%.
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

(7) As of December 31, 2019, Credit Fund had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

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
Debt
The Credit Fund, Credit Fund Sub and Credit Fund Warehouse II are party to separate credit facilities as described below. In addition, until May 15, 2019, the 2019-2 Issuer (formerly known as the Credit Fund Warehouse) was party to the Credit Fund Warehouse Facility. As of December 31, 2020 and 2019, Credit Fund, Credit Fund Sub, and Credit Fund Warehouse II were in compliance with all covenants and other requirements of their respective credit facility agreements. Below is a summary of the borrowings and repayments under the credit facilities for the respective periods.

	Credit Fund Facility	Credit Fund Sub Facility	Credit Fund Warehouse Facility	Credit Fund Warehouse II Facility

Outstanding balance as of December 31, 2018	$112,000	$471,134	$101,044	$—
Borrowings	126,200	223,870	34,544	97,571
Repayments	(145,200)	(351,498)	(135,588)	—
Outstanding balance as of December 31, 2019	93,000	343,506	—	97,571
Borrowings	63,500	269,313	—	54,373
Repayments	(156,500)	(191,960)	—	(58,542)
Outstanding balance as of December 31, 2020	$—	$420,859	$—	$93,402

Credit Fund Facility. On June 24, 2016, Credit Fund entered into the Credit Fund Facility with the Company, which was subsequently amended on June 5, 2017, October 2, 2017, November 3, 2017, June 22, 2018, June 29, 2018, February 21, 2019, March 20, 2020 and February 22, 2021, pursuant to which Credit Fund may from time to time request mezzanine loans from the Company. The maximum principal amount of the Credit Fund Facility is $175,000. The maturity date of the Credit Fund Facility is March 22, 2021 (May 21, 2022 following the February 22, 2021 amendment). Amounts borrowed under the Credit Fund Facility bear interest at a rate of LIBOR plus 9.00%.
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
    Credit Fund Warehouse II Facility. On August 16, 2019, Credit Fund Warehouse II closed on a revolving credit facility (the "Credit Fund Warehouse II Facility") with lenders. The Credit Fund Warehouse II Facility provides for secured borrowings during the applicable revolving period up to an amount equal to $150,000. The Credit Fund Warehouse II Facility is secured by a first lien security interest in substantially all of the portfolio investments held by the Credit Fund Warehouse II Facility. The maturity date of the Credit Fund Warehouse II Facility is August 16, 2022. Amounts borrowed under the Credit Fund Warehouse II Facility bear interest at a rate of LIBOR plus 1.15% until August 2021. Amounts borrowed under the Credit Fund Warehouse II Facility during the first 12 months bore interest at a rate of LIBOR plus 1.05%, and amounts borrowed in the final 12 months will bear interest at LIBOR plus 1.50%.
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
The 2017-1 Notes were scheduled to mature on January 15, 2028. Credit Fund received 100% of the preferred interests issued by the 2017-1 Issuer (the “2017-1 Issuer Preferred Interests”) on the closing date of the 2017-1 Debt Securitization in exchange for Credit Fund’s contribution to the 2017-1 Issuer of the initial closing date loan portfolio. The 2017-1 Issuer Preferred Interests do not bear interest and had a nominal value of $47,900 at closing.
The 2017-1 Notes were fully redeemed during the year ended December 31, 2020.

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
As of December 31, 2020, the 2019-2 Issuer was in compliance with all covenants and other requirements of the indenture.
MIDDLE MARKET CREDIT FUND II, LLC
Overview
On November 3, 2020, the Company and CCLF entered into a limited liability company agreement to co-manage Credit Fund II, a Delaware limited liability company that is not consolidated in the Company's consolidated financial statements. Credit Fund II primarily invests in senior secured loans of middle market companies. Credit Fund II is managed by a four-member board, on which the Company and CCLF have equal representation. Establishing a quorum for Credit Fund II's board requires at least one of the Company's representatives and one of CCLF's representatives. The Company and CCLF have 84.13% and 15.87% economic ownership of Credit Fund II, respectively. By virtue of its membership interest, each of the Company and CCLF indirectly bears an allocable share of all expenses and other obligations of Credit Fund II.
Credit Fund II's initial portfolio consists of 45 senior secured loans of middle market companies with an aggregate principal balance of approximately $250 million. Credit Fund II's initial portfolio was funded on November 3, 2020 with existing senior secured debt investments contributed by the Company and as part of the transaction, the Company determined that the contribution met the requirements under ASC 860, Transfers and Servicing.
Credit Fund II is expected to make only limited new investments in senior secured loans of middle market companies. Portfolio and investment decisions with respect to Credit Fund II must be unanimously approved by a quorum of Credit Fund II’s board members consisting of at least one of the Company's representatives and one of CCLF's representatives. Therefore, although the Company owns more than 25% of the voting securities of Credit Fund II, the Company does not believe that it has control over Credit Fund (other than for purposes of the Investment Company Act).
Middle Market Credit Fund II SPV, LLC (“Credit Fund II Sub”), a Delaware limited liability company, was formed on September 4, 2020. Credit Fund II Sub is a wholly owned subsidiary of Credit Fund II and is consolidated in Credit Fund II’s consolidated financial statements commencing from the date of its formation. Credit Fund II Sub primarily holds investments in first lien loans of middle market companies, which are pledged as security for the Credit Fund II Senior Notes (see below).
Credit Fund II, the Company and CCLF entered into an administration agreement with Carlyle Global Credit Administration L.L.C., the administrative agent of Credit Fund II (in such capacity, the “Credit Fund II Administrative Agent”), pursuant to which the Credit Fund II Administrative Agent is delegated certain administrative and non-discretionary functions, is authorized to enter into sub-administration agreements at the expense of Credit Fund II with the approval of the board of managers of Credit Fund II, and is reimbursed by Credit Fund II for its costs and expenses and Credit Fund II’s allocable portion of overhead incurred by the Credit Fund II Administrative Agent in performing its obligations thereunder.
Credit Fund II Senior Notes
On November 3, 2020, Credit Fund II Sub closed on the Credit Fund II Senior Notes (the “Credit Fund II Senior Notes”) with lenders. The Credit Fund II Senior Notes provides for secured borrowings totaling $157,500 with two tranches,

A-1 and A-2 outstanding. The facility is secured by a first lien security interest in substantially all of the portfolio investments held by Credit Fund II Sub. The maturity date of the Credit Fund II Senior Notes Sub Facility is November 3, 2030. Amounts issued for the Class A-1 notes totaled $147,500 and bear interest at a rate of LIBOR plus 2.70%, and amounts issued for the Class A-2 notes totaled $10,000 and bear interest at LIBOR plus 3.20%. The A-1 Notes were rated AAA, and the A-2 Notes were rated AA by DBRS Morningstar. The terms of the Credit Fund II Senior Notes provide that as loans pay down, up to $50,000 is available from principal proceeds for reinvestment, and then the investment principal proceeds are used to directly pay down the principal balance on the Credit Fund II Senior Notes. As of December 31, 2020, Credit Fund II Sub was in compliance with all covenants and other requirements of its respective credit agreements.
Selected Financial Data
Since inception of Credit Fund II and through December 31, 2020, the Company and CCLF each made capital contributions of $78,096 and $12,709 in members’ equity, respectively, to Credit Fund II. Below is certain summarized consolidated information for Credit Fund II as of December 31, 2020.

As of December 31,
2020
ASSETS
Investments, at fair value (amortized cost of $245,312)	$246,421
Cash and cash equivalents	1,385
Other assets	3,436
Total assets	$251,242
LIABILITIES AND MEMBERS’ EQUITY
Liabilities
Notes payable, net of unamortized debt issuance costs of $875	$156,625
Other liabilities	2,675
Total liabilities	159,300
Members’ equity
Members’ contributions	90,805
Members’ distributions	(1,718)
Accumulated income from operations	2,855
Total members' equity (1)	91,942
Total liabilities and members’ equity	$251,242
(1) As of December 31, 2020, the fair value of the Company's ownership interest in the members' equity was $77,395.

For the Year Ended December 31,
2020

Total investment income	$3,005
Expenses
Interest and credit facility expenses	766
Other expenses	498
Total expenses	1,264
Net investment income (loss)	1,741
Net change in unrealized appreciation (depreciation) on investments	1,114
Net increase (decrease) resulting from operations	$2,855

Below is a summary of Credit Fund II’s portfolio, followed by a listing of the loans in Credit Fund II’s portfolio as of December 31, 2020:

As of December 31,
2020
Senior secured loans (1)	$248,172
Weighted average yields of senior secured loans based on amortized cost (2)	7.32%
Weighted average yields of senior secured loans based on fair value (2)	7.29%
Number of portfolio companies in Credit Fund II	44
Average amount per portfolio company (1)	$5,640
Percentage of portfolio at floating interest rates (3) (4)	99.1%
Percentage of portfolio at fixed interest rates (4)	0.9%
Fair value of loans with PIK provisions	$8,856
Percentage of portfolio with PIK provisions (4)	3.6%
(1)At par/principal amount.
(2)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of December 31, 2020. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.
(3)Floating rate debt investments are generally subject to interest rate floors.
(4)Percentages based on fair value.

Consolidated Schedule of Investments as of December 31, 2020
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
First Lien Debt (90.10%) of fair value)
Airnov, Inc.	^	(2)(3)	Containers, Packaging & Glass	L + 5.25%	6.25%	12/19/2025	$1,500	$1,481	$1,501
Alpine SG, LLC	^	(2)(3)	High Tech Industries	L + 5.75%	6.75%	11/16/2022	4,411	4,390	4,378
American Physician Partners, LLC	^	(2)(3)	Healthcare & Pharmaceuticals	L + 6.75%	7.75%	12/21/2021	8,725	8,679	8,265
AMS Group HoldCo, LLC	^	(2)(3)	Transportation: Cargo	L + 6.50%	7.50%	9/29/2023	8,182	8,096	8,079
Apptio, Inc.	^	(2)(3)	Software	L + 7.25%	8.25%	1/10/2025	5,357	5,278	5,437
Aurora Lux FinCo S.Á.R.L. (Luxembourg)	^	(2)(3)	Software	L + 5.75%	6.75%	12/24/2026	4,400	4,303	4,018
Avenu Holdings, LLC	^	(2)(3)	Sovereign & Public Finance	L + 5.25%	6.25%	9/28/2024	997	987	997
BMS Holdings III Corp.	^	(2)(3)	Construction & Building	L + 5.25%	6.25%	9/30/2026	3,308	3,239	3,270
Captive Resources Midco, LLC	^	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 5.75%	6.75%	5/31/2025	8,406	8,297	8,463
Chartis Holding, LLC	^	(2)(3)	Business Services	L + 5.50%	6.50%	5/1/2025	1,496	1,474	1,497
Comar Holding Company, LLC	^	(2)(3)	Containers, Packaging & Glass	L + 5.50%	6.50%	6/18/2024	8,799	8,692	8,832
Cority Software Inc. (Canada)	^	(2)(3)	Software	L + 5.25%	6.25%	7/2/2026	8,800	8,655	8,862
Ensono, LP	^	(2)(3)	Telecommunications	L + 5.25%	5.40%	6/27/2025	6,292	6,246	6,245
Ethos Veterinary Health LLC	^	(2)(3)	Consumer Services	L + 4.75%	4.90%	5/15/2026	8,182	8,117	8,070
EvolveIP, LLC	^	(2)(3)	Telecommunications	L + 5.75%	6.75%	6/7/2023	8,799	8,784	8,790
Innovative Business Services, LLC	^	(2)(3)	High Tech Industries	L + 5.50%	6.50%	4/5/2023	2,200	2,162	2,159
K2 Insurance Services, LLC	^	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 5.00%	6.00%	7/1/2024	6,927	6,827	6,928
Kaseya, Inc.	^	(2)(3)	High Tech Industries	L + 4.00%, 3.00% PIK	8.00%	5/2/2025	8,822	8,688	8,856
Mailgun Technologies, Inc.	^	(2)(3)	High Tech Industries	L + 5.00%	6.00%	3/26/2025	8,478	8,347	8,330
National Technical Systems, Inc.	^	(2)(3)	Aerospace & Defense	L + 5.50%	6.50%	6/12/2023	8,800	8,778	8,733
NMI AcquisitionCo, Inc.	^	(2)(3)	High Tech Industries	L + 5.00%	6.00%	9/6/2022	8,799	8,732	8,711
Paramit Corporation	^	(2)(3)	Capital Equipment	L + 4.50%	5.50%	5/3/2025	1,000	992	980
PPC Flexible Packaging, LLC	^	(2)(3)	Containers, Packaging & Glass	L + 6.00%	7.00%	11/23/2024	4,400	4,358	4,386
Redwood Services Group, LLC	^	(2)(3)	High Tech Industries	L + 6.00%	7.00%	6/6/2023	3,300	3,279	3,291
Reladyne, Inc.	^	(2)(3)	Wholesale	L + 5.00%	6.00%	7/22/2022	6,484	6,431	6,514
Riveron Acquisition Holdings, Inc.	^	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 5.75%	6.75%	5/22/2025	8,257	8,131	8,312
RSC Acquisition, Inc.	^	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 5.50%	6.50%	11/1/2026	8,487	8,341	8,572
Smile Doctors, LLC	^	(2)(3)	Healthcare & Pharmaceuticals	L + 6.00%	7.00%	10/6/2022	6,509	6,507	6,379
Sovos Brands Intermediate, Inc.	^	(2)(3)	Beverage, Food & Tobacco	L + 4.75%	4.96%	11/20/2025	2,200	2,182	2,181
Superior Health Linens, LLC	^	(2)(3)	Business Services	L + 6.50%	7.50%	9/30/2021	7,199	7,178	7,162
T2 Systems, Inc.	^	(2)(3)	Transportation: Consumer	L + 6.75%	7.75%	9/28/2022	8,799	8,713	8,799
TCFI Aevex LLC	^	(2)(3)	Aerospace & Defense	L + 6.00%	7.00%	3/18/2026	1,718	1,688	1,712
TSB Purchaser, Inc.	^	(2)(3)	Media: Advertising, Printing & Publishing	L + 6.00%	7.00%	5/14/2024	8,799	8,663	8,729
Turbo Buyer, Inc.	^	(2)(3)	Automotive	L + 5.25%	6.25%	12/2/2025	8,174	8,001	8,249

Consolidated Schedule of Investments as of December 31, 2020
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
US INFRA SVCS Buyer, LLC	^	(2)(3)	Environmental Industries	L + 6.00%	7.00%	4/13/2026	$3,300	$3,240	$3,292
VRC Companies, LLC	^	(2)(3)	Business Services	L + 6.50%	7.50%	3/31/2023	4,311	4,271	4,311
Zemax Software Holdings, LLC	^	(2)(3)	Software	L + 5.75%	6.75%	6/25/2024	4,400	4,363	4,294
Zenith Merger Sub, Inc.	^	(2)(3)	Business Services	L + 5.25%	6.25%	12/13/2023	4,399	4,370	4,367
First Lien Debt Total								$220,960	$221,951
Second Lien Debt (9.90%) of fair value
AI Convoy S.A.R.L (United Kingdom)	^	(2)(3)	Aerospace & Defense	L + 8.25%	9.25%	1/17/2028	$5,514	$5,401	$5,676
AQA Acquisition Holding, Inc.	^	(2)(3)	High Tech Industries	L + 8.00%	9.00%	5/24/2024	1,000	993	1,000
Quartz Holding Company	^	(2)(3)	Software	L + 8.00%	8.15%	4/2/2027	4,852	4,771	4,815
Tank Holding Corp.	^	(2)(3)	Capital Equipment	L + 8.25%	8.40%	3/26/2027	5,514	5,436	5,394
Ultimate Baked Goods MIDCO, LLC	^	(2)(3)	Beverage, Food & Tobacco	L + 8.00%	9.00%	8/9/2026	5,514	5,428	5,257
World 50, Inc.		(6)	Business Services	11.50%	11.50%	1/9/2027	2,365	2,323	2,328
Second Lien Debt Total								$24,352	$24,470
Total Investments								$245,312	$246,421
^ Denotes that all or a portion of the assets are owned by Credit Fund II Sub. Credit Fund II Sub has entered into the Credit Fund II Sub Notes. The lenders of the Credit Fund II Sub Notes have a first lien security interest in substantially all of the assets of Credit Fund II Sub. Accordingly, such assets are not available to creditors of Credit Fund II.
(1)    Unless otherwise indicated, issuers of investments held by Credit Fund are domiciled in the United States. As of December 31, 2020, the geographical composition of investments as a percentage of fair value was 3.6% in Canada, 1.6% in Luxembourg, 2.3% in the United Kingdom and 92.5% in the United States. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, Credit Fund II has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2020. As of December 31, 2020, the reference rates for Credit Fund II's variable rate loans were the 30-day LIBOR at 0.15%, the 90-day LIBOR at 0.25% and the 180-day LIBOR at 0.26%.
(3)Loan includes interest rate floor feature, which is generally 1.00%.
(4)Amortized cost represents original cost, including origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion/amortization of discounts/premiums, as applicable, on debt investments using the effective interest method.
(5)Fair value is determined in good faith by or under the direction of the board of managers of Credit Fund II, pursuant to Credit Fund II’s valuation policy, with the fair value of all investments determined using significant unobservable inputs, which is substantially similar to the valuation policy of the Company provided in Note 3, Fair Value Measurements, to these consolidated financial statements.
(6)Represents a corporate mezzanine loan, which is subordinated to senior secured term loans of the portfolio company.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
We generate cash from the net proceeds of offerings of our common stock and through cash flows from operations, including investment sales and repayments as well as income earned on investments and cash equivalents. We may also fund a portion of our investments through borrowings under the Credit Facility, as defined below, the issuance of debt, and through securitization of a portion of our existing investments. The primary use of existing funds and any funds raised in the future is expected to be for investments in portfolio companies, repayment of indebtedness, cash distributions to our stockholders and for other general corporate purposes.
While aggregate economic activity continued to improve through the fourth quarter of 2020, the dispersion in performance across industries and geographies has been substantial. The slower than anticipated global vaccination rollout, combined with uncertainties regarding new variants of the virus, will prolong the risk of continued disruption deeper into the year, and we expect that the pace and magnitude of economic recovery will be uneven. This continued market and business disruption may impact certain aspects of our liquidity. Depreciation in the valuations of our investments may adversely impact collateral eligibility, which would reduce the availability under the Credit Facility. We are therefore continuously and critically monitoring our operating results, liquidity and anticipated capital requirements, and taking action to fortify our balance sheet and provide capital flexibility. For example, in December 2020, we issued an additional $75.0 million aggregate principal amount of senior unsecured notes, and used the proceeds for the repayment of our secured debt, which provides enhanced balance sheet flexibility. We believe our current cash position, available capacity under the Credit Facility – which is well in excess of our unfunded commitments – and net cash provided by operating activities will provide us with sufficient resources to meet our obligations and continue to support our investment objectives, including reserving for the capital needs that may arise at our portfolio companies.
On May 24, 2013, the SPV closed on a senior secured credit facility (the "SPV Credit Facility"), which was subsequently amended on June 30, 2014, June 19, 2015, June 9, 2016, May 26, 2017 and August 9, 2018. On December 11, 2020, the SPV repaid all outstanding amounts under the SPV Credit Facility and the facility was terminated. The SPV Credit Facility provided for secured borrowings during the applicable revolving period up to $275,000, subject to restrictions imposed on borrowings under the Investment Company Act and certain restrictions and conditions set forth in the SPV Credit Facility, including adequate collateral to support such borrowings.
On March 21, 2014, we closed on a senior secured revolving credit facility (the "Credit Facility", and together with the SPV Credit Facility, the "Facilities"), which was subsequently amended on January 8, 2015, May 25, 2016, March 22, 2017, September 25, 2018, June 14, 2019 and October 28, 2020. The maximum principal amount of the Credit Facility is $688,000, subject to availability under the Credit Facility, which is based on certain advance rates multiplied by the value of the Company’s portfolio investments (subject to certain concentration limitations) net of certain other indebtedness that the Company may incur in accordance with the terms of the Credit Facility. Proceeds of the Credit Facility may be used for general corporate purposes, including the funding of portfolio investments. Maximum capacity under the Credit Facility may be increased, subject to certain conditions, to $900,000 through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Credit Facility includes a $50,000 limit for swingline loans and a $20,000 limit for letters of credit. Subject to certain exceptions, the Credit Facility is secured by a first lien security interest in substantially all of the portfolio investments held by the Company. The Credit Facility includes customary covenants, including certain financial covenants related to asset coverage, shareholders’ equity and liquidity, certain limitations on the incurrence of additional indebtedness and liens, and other maintenance covenants, as well as usual and customary events of default for senior secured revolving credit facilities of this nature.
Although we believe that we will remain in compliance, there are no assurances that we will continue to comply with the covenants in the Credit Facility. Failure to comply with these covenants could result in a default under the Credit Facility that, if we were unable to obtain a waiver from the applicable lenders, could result in the immediate acceleration of the amounts due under the Credit Facility, and thereby have a material adverse impact on our business, financial condition and results of operations.
For more information on the SPV Credit Facility and the Credit Facility, see Note 7 to the consolidated financial statements in Part II, Item 8 of this Form 10-K.
On December 30, 2019, the Company closed a private offering of $115.0 million in aggregate principal amount of 4.750% Senior Unsecured Notes due December 31, 2024 (the "2019 Notes"). Interest is payable quarterly, beginning March 31, 2020. On December 11, 2020, the Company issued an additional $75.0 million aggregate principal amount of senior unsecured notes due December 31, 2024 (the "2020 Notes", together with the 2019 Notes, the "Senior Notes"). The 2020 Notes bear interest at an interest rate of 4.500%. The interest rates of the Senior Notes are subject to increase (up to an additional 1.00% over the stated rate of such notes) in the event that, subject to certain exceptions, the Senior Notes cease to have an investment grade rating. The Senior Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.
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
For more information on the Senior Notes and the 2015-1R Notes, see Note 8 to the consolidated financial statements in Part II, Item 8 of this Form 10-K.
As of December 31, 2020 and 2019, we had $68,419 and $36,751, respectively, in cash and cash equivalents. The Facilities consisted of the following as of December 31, 2020 and 2019:

	December 31, 2020
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amounts Available (2)
Credit Facility	$688,000	$347,949	$340,051	$207,365
Total	$688,000	$347,949	$340,051	$207,365

	December 31, 2019
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amounts Available (2)
SPV Credit Facility	$275,000	$232,469	$42,531	$4,225
Credit Facility	688,000	384,074	303,926	264,198
Total	$963,000	$616,543	$346,457	$268,423
(1)The unused portion is the amount upon which commitment fees are based.
(2)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.

The following were the carrying values (before debt issuance costs) and fair values for the Senior Notes disclosed but not carried at fair value as of December 31, 2020 and 2019:

	December 31, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
2019 Notes	$115,000	$116,250	$115,000	$115,000
2020 Notes	75,000	75,000	—	—
Total	$190,000	$191,250	$115,000	$115,000
The following were the carrying values (before debt issuance costs) and fair values of the Company's 2015-1R Notes disclosed but not carried at fair value as of December 31, 2020 and 2019:

	December 31, 2020		December 31, 2019
2015-1R Notes	Carrying Value	Fair Value	Carrying Value	Fair Value
Aaa/AAA Class A-1-1-R Notes	$234,800	$230,996	$234,800	$233,053
Aaa/AAA Class A-1-2-R Notes	50,000	49,645	50,000	49,908
Aaa/AAA Class A-1-3-R Notes	25,000	25,017	25,000	25,163
AA Class A-2-R Notes	66,000	64,895	66,000	66,000
A Class B Notes	46,400	45,291	46,400	46,400
BBB- Class C Notes	27,000	24,592	27,000	27,000
Total	$449,200	$440,436	$449,200	$447,524

As of December 31, 2020 and 2019, we had a combined $987,149 and $1,180,743, respectively, of outstanding consolidated indebtedness under our Facilities, the 2015-1R Notes and the Senior Notes. Our annualized interest cost as of December 31, 2020 and 2019, was 2.89% and 4.01%, excluding fees (such as fees on undrawn amounts and amortization of upfront fees). For the years ended December 31, 2020, 2019 and 2018, we incurred $35,820, $50,587 and $37,801, respectively, of interest expense and $1,766, $1,263 and $1,260, respectively, of unused commitment fees.

Equity Activity
Common stock issued and outstanding as of December 31, 2020 and 2019 was 55,320,309 and 57,763,811, respectively.
The following table summarizes activity in the number of shares of our common stock outstanding during the years ended December 31, 2020, 2019 and 2018:

	For the years ended December 31,
	2020	2019	2018
Common stock outstanding, beginning of year	57,763,811	62,230,251	62,207,603
Reinvestment of dividends on common stock	—	—	361,056
Repurchase of common stock	(2,443,502)	(4,466,440)	(338,408)
Common stock outstanding, end of year	55,320,309	57,763,811	62,230,251

On May 5, 2020, we issued and sold 2,000,000 shares of Preferred Stock to an affiliate of Carlyle in a private placement at a price of $25 per share. Shares of Preferred Stock issued and outstanding as of December 31, 2020 and 2019 were 2,000,000 and 0, respectively.
Contractual Obligations
A summary of our significant contractual payment obligations was as follows as of December 31, 2020 and 2019:

	As of December 31,
Payment Due by Period	2020	2019
Less than 1 Year	$—	$—
1-3 Years	—	—
3-5 Years (1)	537,949	731,543
More than 5 Years (2)	449,200	449,200
Total	$987,149	$1,180,743
(1) Includes amounts outstanding under the Facilities and the Senior Notes.
(2) Includes amounts outstanding under the 2015-1R Notes.
OFF BALANCE SHEET ARRANGEMENTS
In the ordinary course of our business, we enter into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in these consolidated financial statements as of December 31, 2020 and 2019, in Part II, Item 8 of this Form 10-K, for any such exposure.
We have in the past and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments.
We had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Principal Amount as of December 31,
	2020	2019
Unfunded delayed draw commitments	$73,292	$75,874
Unfunded revolving term loan commitments	76,216	74,016
Total unfunded commitments	$149,508	$149,890
Pursuant to an undertaking by us in connection with the 2015-1 Debt Securitization, we agreed to hold on an ongoing basis the 2015-1 Issuer Preferred Interests with an aggregate dollar purchase price at least equal to 5% of the aggregate outstanding amount of all collateral obligations by the 2015-1 Issuer for so long as any securities of the 2015-1 Issuer remains outstanding. As of December 31, 2020 and 2019, we were in compliance with this undertaking.
DIVIDENDS AND DISTRIBUTIONS
Prior to July 5, 2017, we had an “opt in” dividend reinvestment plan in respect of our common stock. Effective on July 5, 2017, we converted our “opt in” dividend reinvestment plan to an “opt out” dividend reinvestment plan that provides for reinvestment of our dividends and other distributions on behalf of our common stockholders, other than those common stockholders who have “opted out” of the plan. As a result of adopting the plan, if our Board of Directors authorizes, and we declare, a cash dividend or distribution, our common stockholders who have not elected to “opt out” of our dividend reinvestment plan will have their cash dividends or distributions automatically reinvested in additional shares of our common stock, rather than receiving cash. Each registered common stockholder may elect to have such common stockholder’s dividends and distributions distributed in cash rather than participate in the plan. For any registered common stockholder that does not so elect, distributions on such common stockholder’s shares will be reinvested by State Street Bank and Trust Company, our plan administrator, in additional shares of common stock. The number of common shares to be issued to the common stockholder will be determined based on the total dollar amount of the cash distribution payable, net of applicable withholding taxes. We intend to use primarily newly issued common shares to implement the plan so long as the market value per common share is equal to or greater than the net asset value per share of common stock on the relevant valuation date. If the market value per share is less than the net asset value per share of common stock on the relevant valuation date, the plan administrator would implement the plan through the purchase of common stock on behalf of participants in the open market, unless we instruct the plan administrator otherwise.
The following table summarizes the Company’s dividends declared per share of common stock during the three most recent fiscal years:

Date Declared	Record Date	Payment Date	Per Share Amount
2018
February 26, 2018	March 29, 2018	April 17, 2018	$0.37
May 2, 2018	June 29, 2018	July 17, 2018	0.37
August 6, 2018	September 28, 2018	October 17, 2018	0.37
November 5, 2018	December 28, 2018	January 17, 2019	0.37
December 12, 2018	December 28, 2018	January 17, 2019	0.20	(1)
Total			$1.68
2019
February 22, 2019	March 29, 2019	April 17, 2019	$0.37
May 6, 2019	June 28, 2019	July 17, 2019	0.37
June 17, 2019	June 28, 2019	July 17, 2019	0.08	(1)
August 5, 2019	September 30, 2019	October 17, 2019	0.37
November 4, 2019	December 31, 2019	January 17, 2020	0.37
December 12, 2019	December 31, 2019	January 17, 2020	0.18	(1)
Total			$1.74
2020
February 24, 2020	March 31, 2020	April 17, 2020	$0.37
May 4, 2020	June 30, 2020	July 17, 2020	0.37
August 3, 2020	September 30, 2020	October 16, 2020	0.32	(2)
August 3, 2020	September 30, 2020	October 16, 2020	0.05	(1)
November 2, 2020	December 31, 2020	January 15, 2021	0.32
November 2, 2020	December 31, 2020	January 15, 2021	0.04	(1)
Total			$1.47
(1)Represents a special/supplemental dividend.
(2)The Company updated its dividend policy such that the regular dividend is $0.32 per share of common stock, effective with the third quarter 2020 dividend.

The Preferred Stock has a Liquidation Preference plus any accumulated but unpaid dividends up to but excluding the date of distribution. Dividends are payable on a quarterly basis in an initial amount equal to 7.00% per annum of the Liquidation Preference per share, payable in cash, or at the Company’s option, 9.00% per annum of the Liquidation Preference payable in additional shares of Preferred Stock.
The following table summarizes the Company’s dividends declared on its Preferred Stock during 2020. Unless otherwise noted, dividends were declared and paid, or are payable, in cash.

Date Declared	Record Date	Payment Date	Per Share Amount
June 30, 2020	June 30, 2020	September 30, 2020	$0.277
September 30, 2020	September 30, 2020	September 30, 2020	0.423
December 31, 2020	December 31, 2020	December 31, 2020	0.438
Total			$1.138

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
On April 8, 2020, the SEC issued an order (Release No. 33837) providing temporary, conditional exemptive relief from certain Investment Company Act provisions for BDCs, including relief permitting BDCs to issue additional senior securities to meet liquidity needs subject to compliance with a reduced asset coverage ratio. The relief is subject to investor protection conditions, including specific requirements for obtaining an independent evaluation of the terms of the senior securities, limits on new investments and approval by a majority of a BDC’s independent board members as well as public disclosure in the case of the issuance of senior securities pursuant to the reduced asset coverage ratio. These exemptions are in effect through the earlier of December 31, 2020 or the date by which a BDC ceases to rely on the order. The Company did not utilize this relief.
As of December 31, 2020 and 2019, the Company had total senior securities of $1,037,149 and $1,180,743, respectively, consisting of secured borrowings under the Facilities, the Senior Notes, the 2015-1R Notes and the Preferred Stock, and had asset coverage ratios of 182.09% and 181.01%, respectively. For a discussion of the principal risk factors associated with these senior securities, see Part I, Item 1A of this Form 10‑K. For purposes of the asset coverage ratio, the Preferred Stock is classified as a senior security.
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

Securities/instruments that are illiquid or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of the Investment Adviser or the Board of Directors, does not represent fair value shall each be valued as of the measurement date using all techniques appropriate under the circumstances and for which sufficient data is available. These valuation techniques may vary by investment and include comparable public market valuations, comparable precedent transaction valuations and/or discounted cash flow analyses. The process generally used to determine the applicable value is as follows: (i) the value of each portfolio company or investment is initially reviewed by the investment professionals responsible for such portfolio company or investment and, for non-traded investments, a standardized template designed to approximate fair market value based on observable market inputs, updated credit statistics and unobservable inputs is used to determine a preliminary value, which is also reviewed alongside consensus pricing, where available; (ii) preliminary valuation conclusions are documented and reviewed by a valuation committee comprised of members of senior management; (iii) the Board of Directors engages a third-party valuation firm to provide positive assurance on portions of the Middle Market Senior Loans and equity investments portfolio each quarter (such that each non-traded investment other than Credit Fund and Credit Fund II is reviewed by a third-party valuation firm at least once on a rolling twelve month basis) including a review of management’s preliminary valuation and conclusion on fair value; (iv) the Audit Committee of the Board of Directors (the “Audit Committee”) reviews the assessments of the Investment Adviser and the third-party valuation firm and provides the Board of Directors with any recommendations with respect to changes to the fair value of each investment in the portfolio; and (v) the Board of Directors discusses the valuation recommendations of the Audit Committee and determines the fair value of each investment in the portfolio in good faith based on the input of the Investment Adviser and, where applicable, the third-party valuation firm.
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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of December 31, 2020 and 2019.
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
The Company may have loans in its portfolio that contain PIK provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Consolidated Statements of Operations included in Part II, Item 8 of this Form 10-K.
Dividend Income
Dividend income from each investment fund is recorded on the record date for the investment fund to the extent that such amounts are payable by the investment fund and are expected to be collected.
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
The Original Investment Advisory Agreement was amended on September 15, 2017 (as amended, the “First Amended and Restated Investment Advisory Agreement”) after the approval of the Company’s Board of Directors, including a majority of the Independent Directors, at an in-person meeting of the Board of Directors held on May 30, 2017 and the approval of the Company’s stockholders at a special meeting of stockholders held on September 15, 2017 and August 6, 2018 (as amended, the “Investment Advisory Agreement”). Unless terminated earlier, the Investment Advisory Agreement renews automatically for successive annual periods, provided that such continuance is specifically approved at least annually by the vote of the Board of Directors and by the vote of a majority of the Independent Directors. On May 29, 2020, the Company's Board of Directors, including a majority of the Independent Directors, approved the continuance of the Company's Investment Advisory Agreement with the Adviser for an additional one-year term. The Investment Advisory Agreement will automatically terminate in the event of an assignment and may be terminated by either party without penalty upon at least 60 days’ written notice to the other party. Subject to the overall supervision of the Board of Directors, the Investment Adviser provides investment advisory services to the Company. For providing these services, the Investment Adviser receives fees from the Company consisting of two components—a base management fee and an incentive fee.
The base management fee has been calculated and payable quarterly in arrears at an annual rate of 1.50% of the average value of the gross assets at the end of the two most recently completed fiscal quarters; provided, however, effective July 1, 2018, the base management fee has been calculated at an annual rate of 1.00% of the average value of the gross assets as of the end of the two most recently completed calendar quarters that exceeds the product of (A) 200% and (B) the average value of the Company’s net asset value at the end of the two most recently completed calendar quarters. The base management fee will be appropriately adjusted for any share issuances or repurchases during such fiscal quarter and the base management fees for any partial month or quarter will be pro-rated. The Company’s gross assets exclude any cash and cash equivalents and include assets acquired through the incurrence of debt (see Note 7, Borrowings, and Note 8, Notes Payable, to the consolidated financial statements in Part II, Item 8 of this Form 10-K). For purposes of this calculation, cash and cash equivalents include any temporary investments in cash-equivalents, U.S. government securities and other high quality investment grade debt investments that mature in 12 months or less from the date of investment.
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
Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, is compared to a “hurdle rate” of 1.50% per quarter (6% annualized) or a “catch-up rate” of 1.82% per quarter (7.28% annualized), as applicable.
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
Unless terminated earlier, the Administration Agreement renews automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (i) the vote of the Board of Directors or by a majority vote of the outstanding voting securities of the Company and (ii) the vote of a majority of the Company’s Independent Directors. On May 29, 2020, the Company’s Board of Directors, including a majority of the Independent Directors, approved the continuance of the Administration Agreement for a one year period. The Administration Agreement may not be assigned by a party without the consent of the other party and may be terminated by either party without penalty upon at least 60 days’ written notice to the other party.
Sub-Administration Agreements
On April 3, 2013, the Administrator entered into a sub-administration agreement with Carlyle Employee Co. (the “Carlyle Sub-Administration Agreement”). Pursuant to the Carlyle Sub-Administration Agreement, Carlyle Employee Co. provides the Administrator with access to personnel.
On April 3, 2013, the Administrator entered into a sub-administration agreement with State Street Bank and Trust Company (“State Street”), which was amended on March 11, 2015 (as amended, the “State Street Sub-Administration Agreement” and, together with the Carlyle Sub-Administration Agreement, the “Sub-Administration Agreements”). Unless terminated earlier, the State Street Sub-Administration Agreement renews automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (i) the vote of the Board of Directors or by the vote of a majority of the outstanding voting securities of the Company and (ii) the vote of a majority of the Company’s Independent Directors. On May 29, 2020, the Company’s Board of Directors, including a majority of the Independent Directors, approved the continuance of the State Street Sub-Administration Agreement for a one year period. The State Street Sub-Administration Agreement may be terminated upon at least 60 days’ written notice and without penalty by the vote of a majority of the outstanding securities of the Company, or by the vote of the Board of Directors or by either party to the State Street Sub-Administration Agreement.
License Agreement
The Company has entered into a royalty free license agreement with Carlyle Investment Management L.L.C. ("CIM"), which wholly owns our Adviser and is a wholly owned subsidiary of Carlyle, pursuant to which CIM has granted the Company a non-exclusive, revocable and non-transferable license to use the name and mark “Carlyle.”
Board of Directors
The Company’s Board of Directors currently consists of six members, four of whom are Independent Directors. The Board of Directors has established an Audit Committee, a Nominating and Governance Committee of the Board of Directors and a Compensation Committee, and may establish additional committees in the future.
Transactions with Investment Funds
During the years ended December 31, 2020, 2019 and 2018, the Company sold 4, 2 and 4 investments, respectively, to Credit Fund for proceeds of $62,754, $34,728 and $85,002, respectively, and realized gains (losses) of $(2,289), $208 and $0, respectively. See Note 5, Middle Market Credit Fund, LLC, to the consolidated financial statements in Part II, Item 8 of this Form 10-K.
On November 3, 2020, pursuant to a contribution agreement by and between the Company and Credit Fund II, the Company contributed 45 senior secured debt investments with an aggregate principal balance of approximately $250 million to

Credit Fund II in exchange for approximately 84.13% of Credit Fund II's membership interests and gross cash proceeds of approximately $170 million. There were no subsequent transfers through December 31, 2020. See Note 6, Middle Market Credit Fund II, LLC, to the consolidated financial statements in Part II, Item 8 of this Form 10-K for further information about Credit Fund II.
Transactions with Carlyle
On May 5, 2020, the Company issued and sold 2,000,000 shares of the Preferred Stock to an affiliate of Carlyle in a private placement at a price of $25 per share. See Note 10, Net Assets, to the consolidated financial statements in Part II, Item 8 of this Form 10-K for further information about the Preferred Stock.
In December 2020, the Company paid an affiliate of Carlyle a fee of $562 for underwriting services rendered in connection with the issuance of the 2020 Notes in the amount of 0.75% of the aggregate principal amount of the 2020 Notes. See Note 8, Notes Payable, to the consolidated financial statements in Part II, Item 8 of this Form 10-K for further information about the 2020 Notes.
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
Interest Rate Risk
As of December 31, 2020, on a fair value basis, approximately 0.9% of our debt investments bear interest at a fixed rate and approximately 99.1% of our debt investments bear interest at a floating rate, which primarily are subject to interest rate floors. Interest rates on the investments held within our portfolio of investments are typically based on floating LIBOR, with many of these investments also having a LIBOR floor. Additionally, the Credit Facility is also subject to floating interest rates and is currently paid based on floating LIBOR rates.
Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our income in the future.
The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. Interest income is calculated as revenue from interest generated from our settled portfolio of debt investments held as of December 31, 2020 and 2019, excluding structured finance obligations and our investments in Credit Fund and Credit Fund II. These hypothetical calculations are based on a model of the settled debt investments in our portfolio, excluding structured finance obligations and our investments in Credit Fund and Credit Fund II, held as of December 31, 2020 and 2019, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. Interest expense is calculated based on outstanding secured borrowings and notes payable as of December 31, 2020 and 2019 and based on the terms of our Facilities and notes payable. Interest expense on our Facilities and notes payable is calculated using the stated interest rate as of December 31, 2020 and 2019, adjusted for the hypothetical changes in rates, as shown below. We intend to continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may impact significantly our net interest income.

We regularly measure exposure to interest rate risk. We assess interest rate risk and manage interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

Based on our Consolidated Statements of Assets and Liabilities as of December 31, 2020 and 2019, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled debt investments (considering interest rate floors for variable rate instruments), excluding our investments in Credit Fund and Credit Fund II, and outstanding secured borrowings and notes payable assuming no changes in our investment and borrowing structure:

	As of December 31, 2020			As of December 31, 2019
Basis Point Change	Interest Income	Interest Expense	Net Investment Income	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$35,024	$(23,164)	$11,860	$57,441	$(31,167)	$26,274
Up 200 basis points	$20,031	$(15,443)	$4,588	$38,294	$(20,778)	$17,516
Up 100 basis points	$5,040	$(7,721)	$(2,681)	$19,147	$(10,389)	$8,758
Down 100 basis points	$(260)	$1,570	$1,310	$(16,433)	$10,389	$(6,044)
Down 200 basis points	$(260)	$1,570	$1,310	$(18,678)	$20,225	$1,547
Down 300 basis points	$(260)	$1,570	$1,310	$(19,053)	$20,823	$1,770

Item 8. Financial Statements and Supplementary Data
TCG BDC, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of TCG BDC, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of TCG BDC, Inc. (the “Company”), including the consolidated schedules of investments, as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations, changes in its net assets, and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2021 expressed an unqualified opinion thereon.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2020 and 2019, by correspondence with the custodian, directly with counterparties and management of the portfolio companies, debt agents and brokers, as applicable, or by other appropriate auditing procedures where replies were not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Valuation of investments using significant unobservable inputs
Description of the Matter
At December 31, 2020, the fair value of the Company's investments categorized in Level III of the fair value hierarchy (Level III investments) totaled $1.748 billion. As discussed in Note 3 to the consolidated financial statements (Note 3), management determined the fair value of the Company’s Level III investments by using valuation techniques such as comparable public market valuations, comparable precedent transaction valuations and/or discounted cash flow analyses and using inputs which were significant to the valuation of these investments, such as observable market inputs, updated credit statistics, and significant unobservable inputs (significant inputs). The significant unobservable inputs used to determine fair value required significant management judgment or estimation and, as disclosed in Note 3, included discount rates, comparable multiples, recovery rates, default rates, and indicative quotes.

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
February 23, 2021

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
TCG BDC, Inc.

Opinion on Internal Control over Financial Reporting

We have audited TCG BDC, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, TCG BDC, Inc. (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of assets and liabilities of the Company, including the consolidated schedules of investments, as of December 31, 2020 and 2019, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 23, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
New York, NY
February 23, 2021

TCG BDC, INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollar amounts in thousands, except per share data)

	December 31, 2020	December 31, 2019
ASSETS
Investments, at fair value
Investments—non-controlled/non-affiliated, at fair value (amortized cost of $1,574,182 and $1,960,755, respectively)	$1,509,271	$1,897,057
Investments—non-controlled/affiliated, at fair value (amortized cost of $37,571 and $0, respectively)	26,180	—
Investments—controlled/affiliated, at fair value (amortized cost of $311,213 and $240,696, respectively)	290,298	226,907
Total investments, at fair value (amortized cost of $1,922,966 and $2,201,451, respectively)	1,825,749	2,123,964
Cash and cash equivalents	68,419	36,751
Receivable for investment sold	4,313	6,162
Deferred financing costs	3,633	4,032
Interest receivable from non-controlled/non-affiliated investments	12,634	9,462
Interest receivable from non-controlled/affiliated investments	569	—
Interest and dividend receivable from controlled/affiliated investments	6,480	6,845
Prepaid expenses and other assets	816	317
Total assets	$1,922,613	$2,187,533
LIABILITIES
Secured borrowings (Note 7)	$347,949	$616,543
2015-1R Notes, net of unamortized debt issuance costs of $2,664 and $2,911, respectively (Note 8)	446,536	446,289
Senior Notes, net of unamortized debt issuance costs of $562 and $0, respectively (Note 8)	189,438	115,000
Payable for investments purchased	809	—
Interest and credit facility fees payable (Notes 7 and 8)	2,439	6,764
Dividend payable (Note 10)	19,892	31,760
Base management and incentive fees payable (Note 4)	11,549	13,236
Administrative service fees payable (Note 4)	85	77
Other accrued expenses and liabilities	2,553	1,393
Total liabilities	1,021,250	1,231,062
Commitments and contingencies (Notes 9 and 12)
NET ASSETS
Cumulative convertible preferred stock, $0.01 par value; 2,000,000 and 0 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	50,000	—
Common stock, $0.01 par value; 198,000,000 and 200,000,000 shares authorized; 55,320,309 and 57,763,811 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	553	578
Paid-in capital in excess of par value	1,081,436	1,109,238
Offering costs	(1,633)	(1,633)
Total distributable earnings (loss)	(228,993)	(151,712)
Total net assets	$901,363	$956,471
NET ASSETS PER COMMON SHARE	$15.39	$16.56
The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollar amounts in thousands, except per share data)

	For the years ended December 31,
	2020	2019	2018
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$146,291	$184,529	$168,222
Other income	10,974	7,329	9,134
Total investment income from non-controlled/non-affiliated investments	157,265	191,858	177,356
From non-controlled/affiliated investments:
Interest income	14	1,209	1,680
Total investment income from non-controlled/affiliated investments	14	1,209	1,680
From controlled/affiliated investments:
Interest income	3,611	12,481	13,240
Dividend income	21,228	15,750	15,250
Total investment income from controlled/affiliated investments	24,839	28,231	28,490
Total investment income	182,118	221,298	207,526
Expenses:
Base management fees (Note 4)	28,648	31,316	29,626
Incentive fees (Note 4)	18,555	22,872	23,002
Professional fees	3,082	2,745	3,404
Administrative service fees (Note 4)	679	539	701
Interest expense (Notes 7 and 8)	35,820	50,587	37,801
Credit facility fees (Note 7)	3,761	3,079	2,295
Directors’ fees and expenses	398	353	370
Other general and administrative	1,795	1,738	1,661
Total expenses	92,738	113,229	98,860
Net investment income (loss) before taxes	89,380	108,069	108,666
Excise tax expense	573	404	230
Net investment income (loss)	88,807	107,665	108,436
Net realized gain (loss) and net change in unrealized appreciation (depreciation):
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	(58,473)	(29,285)	(1,368)
Controlled/affiliated investments	—	(9,091)	—
Currency gains (losses) on non-investment assets and liabilities	497	33	—
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliated investments	(11,629)	4,734	(65,528)
Non-controlled/affiliated investments	(900)	(4,704)	5,546
Controlled/affiliated investments	(7,127)	(6,083)	(7,971)
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	(4,346)	(1,939)	—
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	(81,978)	(46,335)	(69,321)
Net increase (decrease) in net assets resulting from operations	6,829	61,330	39,115
Preferred stock dividend	2,275	—	—
Net increase (decrease) in net assets resulting from operations attributable to Common Stockholders	$4,554	$61,330	$39,115
Basic and diluted earnings per common share (Note 10)
Basic	$0.08	$1.02	$0.63
Diluted	$0.08	$1.02	$0.63
Weighted-average shares of common stock outstanding (Note 10)
Basic	56,421,137	60,189,502	62,533,614
Diluted	56,421,137	60,189,502	62,533,614
The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollar amounts in thousands)

	For the years ended December 31,
	2020	2019	2018
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$88,807	$107,665	$108,436
Net realized gain (loss)	(57,976)	(38,343)	(1,368)
Net change in unrealized appreciation (depreciation) on investments	(19,656)	(6,053)	(67,953)
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	(4,346)	(1,939)	—
Net increase (decrease) in net assets resulting from operations	6,829	61,330	39,115
Capital transactions:
Preferred stock issued	50,000	—	—
Common stock issued, net of offering and underwriting costs	—	—	(15)
Reinvestment of dividends	—	—	6,629
Repurchase of common stock	(27,254)	(64,717)	(4,867)
Dividends declared (Note 10)	(84,683)	(103,360)	(104,948)
Net increase (decrease) in net assets resulting from capital share transactions	(61,937)	(168,077)	(103,201)
Net increase (decrease) in net assets	(55,108)	(106,747)	(64,086)
Net assets at beginning of year	956,471	1,063,218	1,127,304
Net assets at end of year	$901,363	$956,471	$1,063,218
The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollar amounts in thousands)

	For the years ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$6,829	$61,330	$39,115
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	2,133	1,864	1,896
Net accretion of discount on investments	(8,186)	(12,955)	(12,814)
Paid-in-kind interest	(6,145)	(7,958)	(4,676)
Net realized (gain) loss	57,976	38,343	1,368
Net change in unrealized (appreciation) depreciation on investments	19,656	6,053	67,953
Net change in unrealized currency (gains) losses on non-investment assets and liabilities	4,346	1,939	—
Cost of investments purchased and change in payable for investments purchased	(620,829)	(994,374)	(953,163)
Proceeds from contribution of investments to Credit Fund II	168,897	—	—
Proceeds from sales and repayments of investments and change in receivable for investments sold	688,798	819,084	888,069
Changes in operating assets:
Interest receivable	(3,741)	(3,606)	(1,312)
Dividend receivable	365	560	(860)
Prepaid expenses and other assets	(96)	(188)	(53)
Changes in operating liabilities:
Due to Investment Adviser	—	(236)	167
Interest and credit facility fees payable	(4,325)	(736)	2,147
Base management and incentive fees payable	(1,687)	(598)	736
Administrative service fees payable	8	(17)	(1)
Other accrued expenses and liabilities	1,160	(397)	223
Net cash provided by (used in) operating activities	305,159	(91,892)	28,795
Cash flows from financing activities:
Proceeds from issuance of preferred stock	50,000	—	—
Proceeds from issuance of common stock, net of offering and underwriting costs	—	—	(15)
Repurchase of common stock	(27,254)	(64,717)	(4,867)
Borrowings on SPV Credit Facility and Credit Facility	452,833	755,179	812,650
Repayments of SPV Credit Facility and Credit Facility	(725,469)	(655,209)	(860,908)
Proceeds from issuance of Senior Notes, net of unamortized debt issuance costs	74,438	115,000	—
Proceeds from issuance of 2015-1R Notes	—	—	449,200
Redemption of 2015-1 Notes	—	—	(273,000)
Debt issuance costs paid	(1,488)	(1,699)	(3,405)
Dividends paid in cash	(96,551)	(107,097)	(93,303)
Net cash provided by (used in) financing activities	(273,491)	41,457	26,352
Net increase (decrease) in cash and cash equivalents	31,668	(50,435)	55,147
Cash and cash equivalents, beginning of year	36,751	87,186	32,039
Cash and cash equivalents, end of year	$68,419	$36,751	$87,186
Supplemental disclosures:
Offering expenses and debt issuance costs due	$—	$—	$25
Interest paid during the year	$33,149	$49,981	$34,676
Taxes, including excise tax, paid during year	$391	$225	$105
Dividends declared during the year	$84,683	$103,360	$104,948
Reinvestment of dividends	$—	$—	$6,629
Credit Fund II members’ interest received in consideration of contribution of investments (Note 6)	$78,096	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2020
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value(5)	% of Net Assets
First Lien Debt (65.23% of fair value)
Advanced Web Technologies Holding Company	^	(2)(3)(13)	Containers, Packaging & Glass	L + 6.00%	7.00%	12/17/2020	12/17/2026	$6,042	$5,859	$5,858	0.65%
Airnov, Inc.	^*	(2)(3)(13)	Containers, Packaging & Glass	L + 5.25%	6.25%	12/20/2019	12/19/2025	11,216	11,057	11,221	1.24
Alpha Packaging Holdings, Inc.	*	(2)(3)	Containers, Packaging & Glass	L + 6.00%	7.00%	6/26/2015	11/12/2021	2,784	2,784	2,784	0.31
Alpine SG, LLC	*	(2)(3)	High Tech Industries	L + 5.75%	6.75%	2/2/2018	11/16/2022	10,890	10,835	10,808	1.20
Alpine SG, LLC	^	(2)(3)	High Tech Industries	L + 8.50%	9.50%	7/24/2020	11/16/2022	1,618	1,578	1,612	0.18
Alpine SG, LLC	^*	(2)(3)	High Tech Industries	L + 6.50%	7.50%	11/2/2020	11/16/2022	10,750	10,452	10,698	1.19
American Physician Partners, LLC	^*	(2)(3)(13)	Healthcare & Pharmaceuticals	L + 6.75%	7.75%	1/7/2019	12/21/2021	28,848	28,715	27,295	3.03
AMS Group HoldCo, LLC	^	(2)(3)(13)	Transportation: Cargo	L + 6.50%	7.50%	9/29/2017	9/29/2023	22,252	22,004	21,945	2.43
Analogic Corporation	*	(2)(3)(13)	Capital Equipment	L + 5.25%	6.25%	6/22/2018	6/22/2024	2,361	2,332	2,361	0.26
Anchor Hocking, LLC	^	(2)(3)	Durable Consumer Goods	L + 11.75%	12.75%	1/25/2019	1/25/2024	9,758	9,547	9,358	1.04
Applied Technical Services, LLC	^	(2)(3)(13)	Business Services	L + 5.75%	6.75%	12/29/2020	12/29/2026	395	382	382	0.04
Apptio, Inc.	^	(2)(3)(13)	Software	L + 7.25%	8.25%	1/10/2019	1/10/2025	5,184	5,073	5,297	0.59
At Home Holding III, Inc.	^	(2)(3)(7)	Retail	L + 9.00%	10.00%	6/12/2020	7/27/2022	875	858	870	0.10
Aurora Lux FinCo S.Á.R.L. (Luxembourg)	^*	(2)(3)(7)	Software	L + 5.75%	6.75%	12/24/2019	12/24/2026	32,819	32,093	29,970	3.32
Avenu Holdings, LLC	^*	(2)(3)	Sovereign & Public Finance	L + 5.25%	6.25%	9/28/2018	9/28/2024	37,276	36,883	37,276	4.14
Barnes & Noble, Inc.	^	(2)(3)(11)	Retail	L + 5.50%	6.50%	8/7/2019	8/7/2024	16,744	16,426	15,808	1.75
BlueCat Networks, Inc. (Canada)	*	(2)(3)(7)	High Tech Industries	L + 6.25%	7.25%	10/30/2020	10/30/2026	11,468	11,243	11,239	1.25
BMS Holdings III Corp.	*	(2)(3)	Construction & Building	L + 5.25%	6.25%	9/30/2019	9/30/2026	1,596	1,554	1,578	0.18
Captive Resources Midco, LLC	^*	(2)(3)(13)	Banking, Finance, Insurance & Real Estate	L + 5.75%	6.75%	6/30/2015	5/31/2025	10,525	10,370	10,611	1.18
Central Security Group, Inc.	^*	(2)(3)	Consumer Services	L + 6.00%	7.00%	10/16/2020	10/16/2025	9,278	9,278	7,930	0.88
Chartis Holding, LLC	^*	(2)(3)(13)	Business Services	L + 5.50%	6.50%	5/1/2019	5/1/2025	16,266	15,969	16,275	1.81
Chemical Computing Group ULC (Canada)	^*	(2)(3)(7)(13)	Software	L + 5.00%	6.00%	8/30/2018	8/30/2023	471	469	471	0.05
CircusTrix Holdings, LLC	^*	(2)(3)	Hotel, Gaming & Leisure	L + 6.75% (100% PIK)	7.75%	2/2/2018	12/6/2021	10,023	9,987	8,093	0.90
Cobblestone Intermediate Holdco LLC	^	(2)(3)(13)	Consumer Services	L + 4.75%	5.75%	1/29/2020	1/29/2026	720	713	723	0.08
Comar Holding Company, LLC	^*	(2)(3)(13)	Containers, Packaging & Glass	L + 5.50%	6.50%	6/18/2018	6/18/2024	22,037	21,636	22,147	2.46
Cority Software Inc. (Canada)	^*	(2)(3)(7)(13)	Software	L + 5.25%	6.25%	7/2/2019	7/2/2026	10,622	10,401	10,718	1.19
Cority Software Inc. (Canada)	^	(2)(3)(7)	Software	L + 7.25%	8.25%	9/3/2020	7/2/2026	1,898	1,843	1,935	0.21
Derm Growth Partners III, LLC	^	(2)(3)(8)	Healthcare & Pharmaceuticals	L + 6.25% (100% PIK)	7.25%	5/31/2016	5/31/2022	56,320	56,046	28,212	3.13
DermaRite Industries, LLC	^*	(2)(3)(13)	Healthcare & Pharmaceuticals	L + 7.00%	8.00%	3/3/2017	3/3/2022	18,862	18,776	18,656	2.07
Designer Brands Inc.	^	(2)(3)(7)	Retail	L + 8.50%	9.75%	8/7/2020	8/7/2025	17,955	17,534	17,811	1.98

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2020
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value(5)	% of Net Assets
Diligent Corporation	^	(2)(3)(13)	Telecommunications	L + 6.25%	7.25%	8/4/2020	8/4/2025	$579	$561	$588	0.07%
DTI Holdco, Inc.	*	(2)(3)	High Tech Industries	L + 4.75%	5.75%	12/18/2018	9/30/2023	1,954	1,876	1,741	0.19
Emergency Communications Network, LLC	^*	(2)(3)	Telecommunications	L + 2.625%, 5.125% PIK	8.75%	6/1/2017	6/1/2023	24,370	24,269	21,349	2.37
Ensono, LP	*	(2)(3)	Telecommunications	L + 5.25%	5.40%	4/30/2018	6/27/2025	2,158	2,142	2,142	0.24
Ensono, LP	^*	(2)(3)	Telecommunications	L + 5.75%	5.90%	6/25/2020	6/27/2025	18,131	18,008	17,995	2.00
Ethos Veterinary Health LLC	^	(2)(3)(13)	Consumer Services	L + 4.75%	4.90%	5/17/2019	5/15/2026	2,612	2,570	2,540	0.28
EvolveIP, LLC	^	(2)(3)(13)	Telecommunications	L + 5.75%	6.75%	11/26/2019	6/7/2023	25,864	25,806	25,828	2.87
Frontline Technologies Holdings, LLC	*	(2)(3)	Software	L + 5.75%	6.75%	9/18/2017	9/18/2023	3,099	3,081	3,037	0.34
FWR Holding Corporation	^*	(2)(3)(13)	Beverage, Food & Tobacco	L + 5.50%, 1.50% PIK	8.00%	8/21/2017	8/21/2023	34,555	34,175	31,216	3.46
Helios Buyer, Inc.	^	(2)(3)(13)	Consumer Services	L + 6.00%	7.00%	12/15/2020	12/15/2026	8,749	8,456	8,454	0.94
Hercules Borrower LLC	^	(2)(3)(13)	Environmental Industries	L + 6.50%	7.50%	12/14/2020	12/14/2026	18,592	18,077	18,073	2.01
Higginbotham Insurance Agency, Inc.	^	(2)(3)(13)	Banking, Finance, Insurance & Real Estate	L + 5.75%	6.50%	11/25/2020	11/25/2026	3,902	3,828	3,827	0.42
iCIMS, Inc.	^	(2)(3)	Software	L + 6.50%	7.50%	9/12/2018	9/12/2024	1,670	1,646	1,666	0.18
Individual FoodService Holdings, LLC	^	(2)(3)(13)	Wholesale	L + 6.25%	7.25%	2/21/2020	11/22/2025	3,883	3,797	3,759	0.42
Individual FoodService Holdings, LLC	^	(2)(3)(13)	Wholesale	L + 6.25%	7.25%	12/31/2020	11/22/2025	2,197	2,134	2,134	0.24
Innovative Business Services, LLC	^*	(2)(3)	High Tech Industries	L + 5.50%	6.50%	4/5/2018	4/5/2023	13,779	13,523	13,484	1.50
Integrity Marketing Acquisition, LLC	^	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 5.75%	6.75%	1/15/2020	8/27/2025	4,970	4,907	5,011	0.56
K2 Insurance Services, LLC	^*	(2)(3)(13)	Banking, Finance, Insurance & Real Estate	L + 5.00%	6.00%	7/3/2019	7/1/2024	18,651	18,323	18,653	2.07
Kaseya, Inc.	^	(2)(3)(13)	High Tech Industries	L + 4.00%, 3.00% PIK	8.00%	5/3/2019	5/2/2025	14,871	14,610	14,940	1.66
Legacy.com, Inc.	^	(2)(3)(11)	High Tech Industries	L + 6.00%	7.00%	3/20/2017	3/20/2023	17,066	16,886	16,055	1.78
Lifelong Learner Holdings, LLC	^*	(2)(3)(13)	Business Services	L + 5.75%	6.75%	10/18/2019	10/18/2026	23,814	23,355	21,580	2.39
Liqui-Box Holdings, Inc.	^	(2)(3)(13)	Containers, Packaging & Glass	L + 4.50%	5.50%	6/3/2019	6/3/2024	1,368	1,346	1,112	0.12
Mailgun Technologies, Inc.	^	(2)(3)(13)	High Tech Industries	L + 5.00%	6.00%	3/26/2019	3/26/2025	3,256	3,185	3,175	0.35
National Technical Systems, Inc.	^	(2)(3)(13)	Aerospace & Defense	L + 5.50%	6.50%	10/28/2020	6/12/2023	1,175	1,150	1,160	0.13
NES Global Talent Finance US, LLC (United Kingdom)	*	(2)(3)(7)	Energy: Oil & Gas	L + 5.50%	6.50%	5/9/2018	5/11/2023	9,789	9,697	8,859	0.98
NMI AcquisitionCo, Inc.	^*	(2)(3)(13)	High Tech Industries	L + 5.00%	6.00%	9/6/2017	9/6/2022	40,756	40,442	40,336	4.48
Paramit Corporation	*	(2)(3)	Capital Equipment	L + 4.50%	5.50%	5/3/2019	5/3/2025	5,213	5,174	5,109	0.57
Paramit Corporation	^	(2)(3)(13)	Capital Equipment	L + 5.25%	6.25%	11/24/2020	5/3/2025	3,029	2,912	2,909	0.32
Park Place Technologies, LLC	^	(2)(3)	High Tech Industries	L + 5.00%	6.00%	11/19/2020	11/19/2027	20,000	19,211	19,150	2.12

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2020
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value(5)	% of Net Assets
PF Growth Partners, LLC	^*	(2)(3)(13)	Hotel, Gaming & Leisure	L + 7.00%	8.00%	7/1/2019	7/11/2025	$7,294	$7,198	$6,778	0.75%
Plano Molding Company, LLC	^	(2)(3)	Hotel, Gaming & Leisure	L + 7.50%, 1.50% PIK	10.00%	5/1/2015	5/12/2022	14,693	14,664	13,001	1.44
Plano Molding Company, LLC	^	(2)(3)	Hotel, Gaming & Leisure	L + 7.50%, 1.50% PIK	10.00%	8/7/2020	5/12/2022	1,081	1,073	1,081	0.12
PPC Flexible Packaging, LLC	^*	(2)(3)(13)	Containers, Packaging & Glass	L + 6.00%	7.00%	11/23/2018	11/23/2024	11,338	11,234	11,300	1.25
PPT Management Holdings, LLC	^	(2)(3)	Healthcare & Pharmaceuticals	L + 6.00%, 2.50% PIK	9.50%	12/15/2016	12/16/2022	27,896	27,817	22,798	2.53
PricewaterhouseCoopers Public Sector LLP	^	(2)(3)(13)	Aerospace & Defense	L + 3.25%	3.49%	5/1/2018	5/1/2023	—	(74)	(32)	—
Product Quest Manufacturing, LLC	^	(2)(3)(8)	Containers, Packaging & Glass	L + 6.75%	10.00%	9/21/2017	3/31/2021	840	840	423	0.05
Propel Insurance Agency, LLC		(2)(3)	Banking, Finance, Insurance & Real Estate	L + 5.00%	6.00%	6/1/2018	6/1/2024	2,339	2,327	2,316	0.26
QW Holding Corporation	^*	(2)(3)(13)	Environmental Industries	L + 6.25%	7.25%	8/31/2016	8/31/2022	43,119	42,771	40,990	4.55
Redwood Services Group, LLC	*	(2)(3)	High Tech Industries	L + 6.00%	7.00%	11/13/2018	6/6/2023	5,043	5,017	5,030	0.56
Redwood Services Group, LLC	*	(2)(3)	High Tech Industries	L + 8.50%	9.50%	8/14/2020	6/6/2023	3,474	3,378	3,494	0.39
Redwood Services Group, LLC	^*	(2)(3)(13)	High Tech Industries	L + 7.25%	8.25%	10/19/2020	6/6/2023	12,957	12,628	13,024	1.44
Regency Entertainment, Inc.	^	(2)(3)	Media: Diversified & Production	L + 6.75%	7.75%	5/22/2020	10/22/2025	20,000	19,636	19,600	2.17
Reladyne, Inc.	*	(2)(3)	Wholesale	L + 5.00%	6.00%	8/21/2020	7/22/2022	10,100	10,017	10,146	1.13
Riveron Acquisition Holdings, Inc.	*	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 5.75%	6.75%	5/22/2019	5/22/2025	11,517	11,341	11,595	1.29
RSC Acquisition, Inc.	^	(2)(3)(13)	Banking, Finance, Insurance & Real Estate	L + 5.50%	6.50%	11/1/2019	11/1/2026	10,711	10,534	10,824	1.20
Sapphire Convention, Inc.	^*	(2)(3)(13)	Telecommunications	L + 6.25%	7.25%	11/20/2018	11/20/2025	28,812	28,342	24,000	2.66
Smile Doctors, LLC	^*	(2)(3)(13)	Healthcare & Pharmaceuticals	L + 6.00%	7.00%	10/6/2017	10/6/2022	16,930	16,872	16,577	1.84
Southern Graphics, Inc.	^	(2)(3)(11)	Media: Advertising, Printing & Publishing	L + 6.50%	7.50%	10/30/2020	10/23/2023	9,959	9,769	9,849	1.09
Sovos Brands Intermediate, Inc.	*	(2)(3)	Beverage, Food & Tobacco	L + 4.75%	4.96%	11/16/2018	11/20/2025	17,498	17,360	17,348	1.92
SPay, Inc.	^*	(2)(3)(13)	Hotel, Gaming & Leisure	L + 5.75%, 2.00% PIK	8.75%	6/15/2018	6/17/2024	21,365	21,099	17,318	1.92
Superior Health Linens, LLC	^*	(2)(3)(13)	Business Services	L + 6.50%	7.50%	9/30/2016	9/30/2021	13,155	13,116	13,079	1.45
T2 Systems, Inc.	^*	(2)(3)(13)	Transportation: Consumer	L + 6.75%	7.75%	9/28/2016	9/28/2022	26,605	26,356	26,605	2.95
Tank Holding Corp.	^	(2)(3)(13)	Capital Equipment	L + 3.50%	3.74%	3/26/2019	3/26/2024	—	—	(1)	—
TCFI Aevex LLC	^*	(2)(3)(13)	Aerospace & Defense	L + 6.00%	7.00%	3/18/2020	3/18/2026	9,693	9,503	9,650	1.07
The Leaders Romans Bidco Limited (United Kingdom) Term Loan B	^	(2)(3)(7)	Banking, Finance, Insurance & Real Estate	L + 6.50%, 3.00% PIK	10.25%	7/23/2019	6/30/2024	£20,740	25,406	28,078	3.12

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2020
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value(5)	% of Net Assets
The Leaders Romans Bidco Limited (United Kingdom) Term Loan C	^	(2)(3)(7)(13)	Banking, Finance, Insurance & Real Estate	L + 6.50%, 3.00% PIK	10.25%	7/23/2019	6/30/2024	£3,816	$4,748	$5,727	0.64%
Trump Card, LLC	^*	(2)(3)(13)	Transportation: Cargo	L + 5.50%	6.50%	6/26/2018	4/21/2022	7,594	7,572	7,444	0.83
TSB Purchaser, Inc.	^*	(2)(3)(13)	Media: Advertising, Printing & Publishing	L + 6.00%	7.00%	5/14/2018	5/14/2024	18,666	18,354	18,501	2.05
Turbo Buyer, Inc.	^*	(2)(3)(13)	Automotive	L + 5.25%	6.25%	12/2/2019	12/2/2025	24,323	23,766	24,567	2.73
Tweddle Group, Inc.	^	(2)(3)	Media: Advertising, Printing & Publishing	L + 4.50%	5.50%	9/17/2018	9/17/2023	1,825	1,808	1,678	0.19
U.S. Acute Care Solutions, LLC	*	(2)(3)	Healthcare & Pharmaceuticals	L + 6.00%	7.00%	2/21/2019	5/15/2021	4,242	4,235	3,956	0.44
Unifrutti Financing PLC (Cyprus)	^	(7)	Beverage, Food & Tobacco	7.50%, 1.00% PIK	8.50%	9/15/2019	9/15/2026	€4,575	4,832	5,464	0.61
Unifrutti Financing PLC (Cyprus)	^	(7)	Beverage, Food & Tobacco	11.00% PIK	11.00%	10/22/2020	9/15/2026	€647	724	754	0.08
US INFRA SVCS Buyer, LLC	^	(2)(3)(13)	Environmental Industries	L + 6.00%	7.00%	4/13/2020	4/13/2026	3,248	2,688	3,175	0.35
USLS Acquisition, Inc.	^*	(2)(3)(13)	Business Services	L + 5.75%	6.75%	11/30/2018	11/30/2024	21,447	21,124	19,981	2.22
USLS Acquisition, Inc.	^	(2)(3)(13)	Business Services	L + 5.75%	6.75%	9/3/2020	11/30/2024	—	(22)	—	—
VRC Companies, LLC	^*	(2)(3)(13)	Business Services	L + 6.50%	7.50%	3/31/2017	3/31/2023	33,286	33,048	33,286	3.69
Westfall Technik, Inc.	^*	(2)(3)(13)	Chemicals, Plastics & Rubber	L + 6.25%	7.25%	9/13/2018	9/13/2024	27,720	27,457	25,733	2.85
Wheel Pros, LLC	*	(2)(3)	Automotive	L + 5.25%	6.25%	11/18/2020	11/6/2027	18,750	18,286	18,390	2.04
YLG Holdings, Inc.	^	(2)(3)(13)	Consumer Services	L + 6.25%	7.25%	9/30/2020	11/1/2025	1,401	1,343	1,370	0.15
Zemax Software Holdings, LLC	*	(2)(3)(13)	Software	L + 5.75%	6.75%	6/25/2018	6/25/2024	6,285	6,216	6,119	0.68
Zenith Merger Sub, Inc.	^*	(2)(3)(13)	Business Services	L + 5.25%	6.25%	12/13/2017	12/13/2023	14,164	14,034	14,031	1.56
First Lien Debt Total									$1,246,281	$1,190,871	132.16%
Second Lien Debt (15.58% of fair value)
AI Convoy S.A.R.L (United Kingdom)	^	(2)(3)(7)	Aerospace & Defense	L + 8.25%	9.25%	1/17/2020	1/17/2028	$24,814	$24,305	$25,546	2.83%
Aimbridge Acquisition Co., Inc.	^	(2)(3)	Hotel, Gaming & Leisure	L + 7.50%	7.65%	2/1/2019	2/1/2027	9,241	9,104	7,993	0.89
AQA Acquisition Holding, Inc.	^	(2)(3)	High Tech Industries	L + 8.00%	9.00%	10/1/2018	5/24/2024	39,000	38,741	39,000	4.33
Brave Parent Holdings, Inc.	^*	(2)(3)	Software	L + 7.50%	7.64%	10/3/2018	4/19/2026	19,062	18,711	19,062	2.11
Drilling Info Holdings, Inc.	^	(2)(3)	Energy: Oil & Gas	L + 8.25%	8.40%	2/11/2020	7/30/2026	18,600	18,145	18,228	2.02
Jazz Acquisition, Inc.	^	(2)(3)	Aerospace & Defense	L + 8.00%	8.15%	6/13/2019	6/18/2027	23,450	23,150	18,146	2.01
Outcomes Group Holdings, Inc.	^*	(2)(3)	Business Services	L + 7.50%	7.75%	10/23/2018	10/26/2026	3,462	3,455	3,462	0.38
PAI Holdco, Inc.	^	(2)(3)	Automotive	L + 6.25%, 2.00% PIK	9.25%	10/28/2020	10/28/2028	13,530	13,132	13,329	1.48
Pharmalogic Holdings Corp.	^	(2)(3)	Healthcare & Pharmaceuticals	L + 8.00%	9.00%	6/7/2018	12/11/2023	800	798	783	0.09
Quartz Holding Company	^	(2)(3)	Software	L + 8.00%	8.15%	4/2/2019	4/2/2027	7,048	6,930	6,994	0.78
Reladyne, Inc.	^	(2)(3)	Wholesale	L + 9.50%	10.50%	4/19/2018	1/21/2023	12,242	12,133	11,956	1.33
Stonegate Pub Company Bidco Limited (United Kingdom)	^	(2)(3)(7)	Beverage, Food & Tobacco	L + 8.50%	8.54%	3/12/2020	3/12/2028	£20,000	24,729	21,902	2.43

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2020
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value(5)	% of Net Assets
Tank Holding Corp.		(2)(3)	Capital Equipment	L + 8.25%	8.40%	3/26/2019	3/26/2027	$35,965	$35,454	$35,189	3.90%
TruGreen Limited Partnership	^	(2)(3)	Consumer Services	L + 8.50%	9.25%	11/16/2020	11/2/2028	13,000	12,743	13,000	1.44
Ultimate Baked Goods MIDCO, LLC	^	(2)(3)	Beverage, Food & Tobacco	L + 8.00%	9.00%	8/9/2018	8/9/2026	2,820	2,776	2,689	0.30
Watchfire Enterprises, Inc.	^	(2)(3)	Media: Advertising, Printing & Publishing	L + 8.00%	9.00%	10/2/2013	10/2/2021	7,000	6,985	6,988	0.78
World 50, Inc.	^	(9)	Business Services	11.50%	11.50%	1/10/2020	1/9/2027	7,635	7,499	7,518	0.83
WP CPP Holdings, LLC	^*	(2)(3)	Aerospace & Defense	L + 7.75%	8.75%	7/18/2019	4/30/2026	39,500	39,172	32,738	3.63
Second Lien Debt Total									$297,962	$284,523	31.56%

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (1.86% of fair value)
Central Security Group, Inc.	^*	(6)	Consumer Services	10/16/2020	443	$—	$—	—%
ANLG Holdings, LLC	^	(6)	Capital Equipment	6/22/2018	592	592	865	0.10
Avenu Holdings, LLC	^	(6)	Sovereign & Public Finance	9/28/2018	172	172	345	0.04
BK Intermediate Company, LLC	^	(6)	Healthcare & Pharmaceuticals	5/27/2020	288	288	209	0.02
Chartis Holding, LLC	^	(6)	Business Services	5/1/2019	433	433	571	0.06
CIP Revolution Holdings, LLC	^	(6)	Media: Advertising, Printing & Publishing	8/19/2016	318	318	245	0.03
Cority Software Inc. (Canada)	^	(6)	Software	7/2/2019	250	250	295	0.03
DecoPac, Inc.	^	(6)	Non-durable Consumer Goods	9/29/2017	1,500	1,500	1,664	0.18
Derm Growth Partners III, LLC	^	(6)	Healthcare & Pharmaceuticals	5/31/2016	1,000	1,000	—	—
GRO Sub Holdco, LLC	^	(6)	Healthcare & Pharmaceuticals	3/29/2018	500	—	—	—
K2 Insurance Services, LLC	^	(6)	Banking, Finance, Insurance & Real Estate	7/3/2019	433	433	676	0.07
Legacy.com, Inc.	^	(6)	High Tech Industries	3/20/2017	1,500	1,500	613	0.07
Mailgun Technologies, Inc.	^	(6)	High Tech Industries	3/26/2019	424	424	784	0.09
North Haven Goldfinch Topco, LLC	^	(6)	Containers, Packaging & Glass	6/18/2018	2,315	2,315	3,043	0.34
PPC Flexible Packaging, LLC	^	(6)	Containers, Packaging & Glass	2/1/2019	965	965	1,302	0.14
Paramit Corporation	^	(6)	Capital Equipment	6/17/2019	150	500	758	0.08
Rough Country, LLC	^	(6)	Durable Consumer Goods	5/25/2017	755	755	1,634	0.18
SiteLock Group Holdings, LLC	^	(6)	High Tech Industries	4/5/2018	446	446	526	0.06
T2 Systems Parent Corporation	^	(6)	Transportation: Consumer	9/28/2016	556	556	838	0.09
Tailwind HMT Holdings Corp.	^	(6)	Energy: Oil & Gas	11/17/2017	20	1,334	2,001	0.22
Tank Holding Corp.	^	(6)	Capital Equipment	3/26/2019	850	482	944	0.10
Titan DI Preferred Holdings, Inc.	^	(6)	Energy: Oil & Gas	2/11/2020	11,246	10,959	11,021	1.22

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2020
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Turbo Buyer, Inc.	^	(6)	Automotive	12/2/2019	1,925	$1,925	$2,444	0.27%
Tweddle Holdings, Inc.	^*	(6)	Media: Advertising, Printing & Publishing	9/17/2018	17	—	—	—
Unifrutti Financing PLC (Cyprus)	^	(6)	Beverage, Food & Tobacco	10/22/2020	—	556	575	0.06
Unifrutti Financing PLC (Cyprus)	^	(6)	Beverage, Food & Tobacco	10/22/2020	—	—	—	—
USLS Acquisition, Inc.	^	(6)	Business Services	11/30/2018	641	641	565	0.06
W50 Parent LLC	^	(6)	Business Services	1/10/2020	500	500	575	0.06
Zenith American Holding, Inc.	^	(6)	Business Services	12/13/2017	1,565	782	1,221	0.14
Zillow Topco LP	^	(6)	Software	6/25/2018	313	313	163	0.02
Equity Investments Total						$29,939	$33,877	3.73%
Total investments—non-controlled/non-affiliated						$1,574,182	$1,509,271	167.45%

Investments—non-controlled/affiliated		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (1.43% of fair value)
Direct Travel, Inc.	^*	(2)(3)(8)(12)	Hotel, Gaming & Leisure	L + 1.00%, 7.50% PIK	9.50%	10/14/2016	10/1/2023	$36,711	$36,340	$24,949	2.77%
Direct Travel, Inc.	^	(2)(3)(12)(13)	Hotel, Gaming & Leisure	L + 6.00%	7.00%	10/1/2020	10/1/2023	1,231	1,231	1,231	0.14
First Lien Debt Total									$37,571	$26,180	2.91%

Investments—non-controlled/affiliated		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (0.00% of fair value)
Direct Travel, Inc.	^	(6)(12)	Hotel, Gaming & Leisure	10/1/2020	43	$—	$—	—%
Equity Investments Total						$—	$—	—%
Total investments—non-controlled/affiliated						$37,571	$26,180	2.91%

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2020
(dollar amounts in thousands)

Investments—controlled/affiliated		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (0.38% of fair value)
SolAero Technologies Corp. (A1 Term Loan)	^	(2)(3)(8)(10)	Telecommunications	L + 8.00% (100% PIK)	9.00%	4/12/2019	10/12/2022	$3,166	$3,166	$1,214	0.13%
SolAero Technologies Corp. (A2 Term Loan)	^	(2)(3)(8)(10)	Telecommunications	L + 8.00% (100% PIK)	9.00%	4/12/2019	10/12/2022	8,707	8,707	3,338	0.37
SolAero Technologies Corp. (Priority Facilities)	^	(2)(3)(10)(13)	Telecommunications	L + 6.00%	7.00%	4/12/2019	10/12/2022	2,460	2,429	2,460	0.27
First Lien Debt Total									$14,302	$7,012	0.77%

Investments—controlled/affiliated		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (0.00% of fair value)
SolAero Technologies Corp.	^	(6)(10)	Telecommunications	4/12/2019	3	$2,815	$—	—%
Equity Investments Total						$2,815	$—	—%

Investments—controlled/affiliated		Footnotes	Industry	Reference Rate & Spread(2)	Interest Rate(2)	Acquisition Date	Maturity Date	Par Amount/ LLC Interest	Cost	Fair Value(7)	% of Net Assets
Investment Funds (15.52% of fair value)
Middle Market Credit Fund II, LLC, Member's Interest	^	(10)(7)	Investment Funds	N/A	N/A	11/3/2020	12/31/2030	$78,122	$78,096	$77,395	8.59%
Middle Market Credit Fund, LLC, Subordinated Loan and Member's Interest	^	(10)(7)	Investment Funds	N/A	N/A	2/29/2016	3/1/2021	216,000	216,000	205,891	22.84
Middle Market Credit Fund, Mezzanine Loan	^	(2)(10)(7)(9)	Investment Funds	L + 9.00%	9.24%	6/30/2016	3/22/2021	—	—	—	—
Investment Fund Total									$294,096	$283,286	31.43%
Total investments—controlled/affiliated									$311,213	$290,298	32.20%
Total investments									$1,922,966	$1,825,749	202.56%
^ Denotes that all or a portion of the assets are owned by TCG BDC, Inc. (together with its consolidated subsidiaries, “we,” “us,” “our,” “TCG BDC” or the “Company”). The Company has entered into a senior secured revolving credit facility (as amended, the “Credit Facility”). The lenders of the Credit Facility have a first lien security interest in substantially all of the portfolio investments held by the Company (see Note 7, Borrowings). Accordingly, such assets are not available to creditors of Carlyle Direct Lending CLO 2015-1R LLC (formerly known as Carlyle GMS Finance MM CLO 2015-1 LLC) (the “2015-1 Issuer”).
* Denotes that all or a portion of the assets are owned by the Company's wholly owned subsidiary, the 2015-1 Issuer, and secure the notes issued in connection with a term debt securitization completed by the Company on June 26, 2015 (see Note 8, Notes Payable). Accordingly, such assets are not available to the creditors of the Company.
** Par amount is denominated in USD ("$") unless otherwise noted, as denominated in Euro (“€”) or British Pound (“£”)
(1)Unless otherwise indicated, issuers of debt and equity investments held by the Company are domiciled in the United States. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of December 31, 2020, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2020, the Company is not an “affiliated person” of any of these portfolio companies. Certain portfolio company investments are subject to contractual restrictions on sales.

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2020
(dollar amounts in thousands)
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2020. As of December 31, 2020, the reference rates for our variable rate loans were the 30-day LIBOR at 0.15%, the 90-day LIBOR at 0.25% and the 180-day LIBOR at 0.26%.
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
(6)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act, unless otherwise noted. As of December 31, 2020, the aggregate fair value of these securities is $33,877, or 3.73% of the Company’s net assets.
(7)The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(8)Loan was on non-accrual status as of December 31, 2020.
(9)Represents a corporate mezzanine loan, which is subordinated to senior secured term loans of the portfolio company/investment fund.
(10)Under the Investment Company Act, the Company is deemed to be an “affiliated person” of and “control” this investment fund because the Company owns more than 25% of the investment fund’s outstanding voting securities and/or has the power to exercise control over management or policies of such investment fund. See Notes 5, Middle Market Credit Fund, LLC and 6. Middle Market Credit Fund II, LLC, for more details. Transactions related to investments in controlled affiliates for the year ended December 31, 2020, were as follows:

Investments—controlled/affiliated	Fair Value as of December 31, 2019	Additions/Purchases	Reductions/Sales/ Paydowns	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of December 31, 2020	Dividend and Interest Income
Middle Market Credit Fund, LLC, Mezzanine Loan	$93,000	$63,500	$(156,500)	$—	$—	$—	$3,049
Middle Market Credit Fund, LLC, Subordinated Loan and Member’s Interest	111,596	92,500	—	—	1,795	205,891	19,750
Middle Market Credit Fund II, LLC, Member’s Interest	—	78,096	—	—	(701)	77,395	1,446
Total investments—controlled/affiliated	$204,596	$234,096	$(156,500)	$—	$1,094	$283,286	$24,245

Investments—controlled/affiliated	Fair Value as of December 31, 2019	Additions/Purchases	Reductions/Sales/ Paydowns	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of December 31, 2020	Dividend and Interest Income
SolAero Technologies Corp. (Priority Term Loan)	9,612	—	(7,152)	—	—	2,460	52
SolAero Technologies Corp. (A1 Term Loan)	3,166	—	—	—	(1,952)	1,214	—
SolAero Technologies Corp. (A2 Term Loan)	8,707	—	—	—	(5,369)	3,338	—
Solaero Technology Corp. (Equity)	826	—	—	—	(826)	—	—
Total investments—controlled/affiliated	$22.311	$—	$(7,152)	$—	$(8,147)	$7,012	$52
(11)In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company is entitled to receive additional interest as a result of an agreement among lenders as follows: Barnes & Noble, Inc. (1.83%), Southern Graphics, Inc. (1.71%), and Legacy.com, Inc (3.92%). Pursuant to the agreement among lenders in respect of this loan, this investment represents a first lien/last out loan, which has a secondary priority behind the first lien/first out loan with respect to principal, interest and other payments.
(12)Under the Investment Company Act, the Company is deemed an “affiliated person” of this portfolio because the Company owns 5% or more of the portfolio company’s outstanding voting securities. Transactions related the portfolio company during the year ended December 31, 2020 were as follows:

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2020
(dollar amounts in thousands)

Investments—non-controlled/affiliated	Fair Value as of December 31, 2019	Additions/Purchases	Reductions/Sales/ Paydowns	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of December 31, 2020	Dividend and Interest Income
Direct Travel, Inc.	$36,757	$—	$(176)	$1	$(11,633)	$24,949	$—
Direct Travel, Inc.	—	1,231	—	—	—	1,231	18
Direct Travel, Inc. (Equity)	—	—	—	—	—	—	—
Total investments—non-controlled/affiliated	$36.757	$1,231	$(176)	$1	$(11,633)	$26,180	$18
(13)As of December 31, 2020, the Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
First and Second Lien Debt—unfunded delayed draw and revolving term loans commitments
Advanced Web Technologies Holding Company	Delayed Draw	1.00%	$2,299	$(46)
Advanced Web Technologies Holding Company	Revolver	0.50	854	(17)
Airnov, Inc.	Revolver	0.50	1,250	1
American Physician Partners, LLC	Revolver	0.50	550	(29)
AMS Group HoldCo, LLC	Revolver	0.50	2,315	(29)
Analogic Corporation	Revolver	0.50	168	—
Applied Technical Services	Delayed Draw	1.00	132	(3)
Applied Technical Services	Revolver	0.50	53	(1)
Apptio, Inc.	Revolver	0.50	2,367	36
Captive Resources Midco, LLC	Revolver	0.50	2,143	15
Chartis Holding, LLC	Delayed Draw	1.00	4,406	2
Chartis Holding, LLC	Revolver	0.50	2,401	1
Chemical Computing Group ULC (Canada)	Revolver	0.50	29	—
Cobblestone Intermediate Holdco LLC	Delayed Draw	1.00	11	—
Comar Holding Company, LLC	Revolver	0.50	2,935	11
Comar Holding Company, LLC	Delayed Draw	1.00	4,655	17
Cority Software Inc.(Canada)	Revolver	0.50	3,000	21
DermaRite Industries, LLC	Revolver	0.50	3,103	(29)
Diligent Corporation	Delayed Draw	1.00	141	2
Diligent Corporation	Revolver	0.50	47	1
Direct Travel, Inc.	Delayed Draw	0.50	3,029	—
Ethos Veterinary Health LLC	Delayed Draw	1.00	2,696	(37)
EvolveIP, LLC	Delayed Draw	1.00	3,333	(4)
EvolveIP, LLC	Revolver	0.50	2,941	(3)
FWR Holding Corporation	Revolver	0.50	4,444	(380)
Helios Buyer, Inc.	Revolver	0.50	1,326	(27)
Helios Buyer, Inc.	Delayed Draw	—	4,672	(93)
Hercules Borrower LLC	Revolver	0.50	2,160	(54)

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2020
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
Higginbotham Insurance Agency, Inc.	Delayed Draw	1.00%	$1,098	$(16)
Individual FoodService Holdings, LLC	Revolver	0.50	436	(11)
Individual FoodService Holdings, LLC	Delayed Draw	1.00	645	(16)
Individual FoodService Holdings, LLC	Delayed Draw	1.00	165	(4)
Individual FoodService Holdings, LLC	Revolver	0.50	139	(3)
Innovative Business Services, LLC	Revolver	0.50	2,232	(41)
K2 Insurance Services, LLC	Revolver	0.50	2,290	—
K2 Insurance Services, LLC	Delayed Draw	1.00	1,571	—
Kaseya, Inc.	Delayed Draw	1.00	1,852	7
Kaseya, Inc.	Revolver	0.50	787	3
Lifelong Learner Holdings, LLC	Delayed Draw	1.00	1,690	(140)
Lifelong Learner Holdings, LLC	Revolver	0.50	1,377	(114)
Liqui-Box Holdings, Inc.	Revolver	0.50	1,262	(123)
Mailgun Technologies, Inc.	Revolver	0.50	1,342	(23)
National Technical Systems, Inc.	Revolver	0.50	835	(6)
NMI AcquisitionCo, Inc.	Revolver	0.50	1,280	(13)
Paramit Corporation	Delayed Draw	—	2,931	(59)
PF Growth Partners, LLC	Delayed Draw	1.00	823	(52)
PPC Flexible Packaging, LLC	Revolver	0.50	881	(3)
PricewaterhouseCoopers Public Sector LLP	Revolver	0.50	6,250	(32)
QW Holding Corporation	Delayed Draw	1.00	600	(29)
Redwood Services Group, LLC	Delayed Draw	3.63	4,639	18
RSC Acquisition, Inc.	Revolver	0.50	608	6
Sapphire Convention, Inc.	Revolver	0.50	3,655	(542)
Smile Doctors, LLC	Revolver	0.50	707	(14)
SolAero Technologies Corp. (Priority Facilities)	Revolver	0.50	2,068	—
SPay, Inc.	Revolver	0.50	655	(120)
Superior Health Linens, LLC	Revolver	0.50	1,667	(8)
T2 Systems, Inc.	Revolver	0.50	2,933	—
Tank Holding Corp.	Revolver	0.25	47	(1)
TCFI Aevex LLC	Delayed Draw	1.00	1,787	(7)
The Leaders Romans Bidco Limited (United Kingdom)	Delayed Draw	1.63	£204	26
Trump Card, LLC	Revolver	0.50	635	(12)
TSB Purchaser, Inc.	Revolver	0.50	1,891	(15)
Turbo Buyer, Inc.	Revolver	0.50	2,151	20
US INFRA SVCS Buyer, LLC	Revolver	0.50	2,275	(5)
US INFRA SVCS Buyer, LLC	Delayed Draw	1.00	26,153	(60)
USLS Acquisition, Inc.	Revolver	0.50	1,418	(91)
USLS Acquisition, Inc.	Delayed Draw	0.50	591	—

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2020
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
VRC Companies, LLC	Revolver	0.50%	$1,646	$—
Westfall Technik, Inc.	Revolver	0.50	431	(30)
YLG Holdings, Inc.	Delayed Draw	1.00	596	(9)
Zemax Software Holdings, LLC	Revolver	0.50	642	(15)
Zenith Merger Sub, Inc.	Revolver	0.50	1,590	(12)
Zenith Merger Sub, Inc.	Delayed Draw	1.00	2,573	(19)
Total unfunded commitments			$149,508	$(2,210)

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2020
(dollar amounts in thousands)
As of December 31, 2020, investments at fair value consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt (excluding First Lien/Last Out Debt)	$1,234,579	$1,161,881	63.63%
First Lien/Last Out Debt	63,575	62,182	3.41
Second Lien Debt	297,962	284,523	15.58
Equity Investments	32,754	33,877	1.86
Investment Funds	294,096	283,286	15.52
Total	$1,922,966	$1,825,749	100.00%
The rate type of debt investments at fair value as of December 31, 2020 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value of First and Second Lien Debt
Floating Rate	$1,583,061	$1,494,850	99.09%
Fixed Rate	13,055	13,736	0.91
Total	$1,596,116	$1,508,586	100.00%

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2020
(dollar amounts in thousands)
The industry composition of investments at fair value as of December 31, 2020 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$97,206	$87,208	4.78%
Automotive	57,109	58,730	3.22
Banking, Finance, Insurance & Real Estate	92,217	97,318	5.33
Beverage, Food & Tobacco	85,152	79,948	4.38
Business Services	134,316	132,526	7.26
Capital Equipment	47,446	48,134	2.64
Chemicals, Plastics & Rubber	27,457	25,733	1.41
Construction & Building	1,554	1,578	0.09
Consumer Services	35,103	34,017	1.86
Containers, Packaging & Glass	58,036	59,190	3.24
Durable Consumer Goods	10,302	10,992	0.60
Energy: Oil & Gas	40,135	40,109	2.20
Environmental Industries	63,536	62,238	3.41
Healthcare & Pharmaceuticals	154,547	118,486	6.49
High Tech Industries	205,975	205,709	11.27
Hotel, Gaming & Leisure	100,696	80,444	4.40
Investment Funds	294,096	283,286	15.52
Media: Advertising, Printing & Publishing	37,234	37,261	2.04
Media: Diversified & Production	19,636	19,600	1.07
Non-durable Consumer Goods	1,500	1,664	0.09
Retail	34,818	34,489	1.89
Software	87,026	85,727	4.70
Sovereign & Public Finance	37,055	37,621	2.06
Telecommunications	116,245	98,914	5.41
Transportation: Cargo	29,576	29,389	1.61
Transportation: Consumer	26,912	27,443	1.50
Wholesale	28,081	27,995	1.53
Total	$1,922,966	$1,825,749	100.00%

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2020
(dollar amounts in thousands)
The geographical composition of investments at fair value as of December 31, 2020 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Canada	$24,206	$24,658	1.35%
Cyprus	6,112	6,793	0.37
Luxembourg	32,093	29,970	1.64
United Kingdom	88,885	90,112	4.94
United States	1,771,670	1,674,216	91.70
Total	$1,922,966	$1,825,749	100.00%

The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2019
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value(5)	% of Net Assets
First Lien Debt (77.29%)
Aero Operating, LLC (Dejana Industries, Inc.)	^+*	(2) (3) (13)	Business Services	L + 7.25%	9.16%	1/5/2018	12/29/2022	$3,517	$3,491	$3,449	0.34%
Airnov, Inc.	^	(2) (3) (13)	Containers, Packaging & Glass	L + 5.25%	7.16%	12/20/2019	12/19/2025	12,813	12,602	12,601	1.25
Alpha Packaging Holdings, Inc.	+*	(2) (3)	Containers, Packaging & Glass	L + 4.25%	6.35%	6/26/2015	5/12/2020	2,836	2,836	2,822	0.28
Alpine SG, LLC	^*	(2) (3)	High Tech Industries	L + 6.50%	8.43%	2/2/2018	11/16/2022	15,301	15,187	15,244	1.51
American Physician Partners, LLC	^+*	(2) (3) (13)	Healthcare & Pharmaceuticals	L + 6.50%	8.58%	1/7/2019	12/21/2021	38,235	37,868	38,110	3.79
AMS Group HoldCo, LLC	^+*	(2) (3) (13)	Transportation: Cargo	L + 6.00%	8.07%	9/29/2017	9/29/2023	30,808	30,361	30,457	3.03
Analogic Corporation	^+*	(2) (3) (13)	Healthcare & Pharmaceuticals	L + 6.00%	7.70%	6/22/2018	6/22/2024	34,784	34,190	34,784	3.46
Anchor Hocking, LLC	^	(2) (3)	Durable Consumer Goods	L + 8.75%	10.66%	1/25/2019	1/25/2024	10,707	10,410	10,359	1.03
Apptio, Inc.	^	(2) (3) (13)	Software	L + 7.25%	8.96%	1/10/2019	1/10/2025	35,541	34,874	35,237	3.50
Aurora Lux FinCo S.Á.R.L. (Luxembourg)	^	(2) (3) (7)	Software	L + 6.00%	7.93%	12/24/2019	12/24/2026	37,500	36,563	36,563	3.63
Avenu Holdings, LLC	+*	(2) (3)	Sovereign & Public Finance	L + 5.25%	7.35%	9/28/2018	9/28/2024	38,665	38,125	37,227	3.70
Barnes & Noble, Inc.	^	(2) (3) (11)	Retail	L + 5.50%	9.07%	8/7/2019	8/7/2024	17,637	17,225	17,196	1.71
BMS Holdings III Corp.	^*	(2) (3) (13)	Construction & Building	L + 5.25%	7.35%	9/30/2019	9/30/2026	11,638	11,274	11,591	1.15
Brooks Equipment Company, LLC	+*	(2) (3)	Construction & Building	L + 5.00%	6.91%	6/26/2015	8/29/2020	2,443	2,439	2,441	0.24
Capstone Logistics Acquisition, Inc.	+*	(2) (3)	Transportation: Cargo	L + 4.50%	6.20%	6/26/2015	10/7/2021	3,976	3,962	3,894	0.39
Captive Resources Midco, LLC	^*	(2) (3) (13)	Banking, Finance, Insurance & Real Estate	L + 6.00%	8.18%	6/30/2015	5/31/2025	30,301	29,814	30,158	3.00
Central Security Group, Inc.	+*	(2) (3)	Consumer Services	L + 5.63%	7.33%	6/26/2015	10/6/2021	22,634	22,531	19,466	1.93
Chartis Holding, LLC	^	(2) (3) (13)	Business Services	L + 5.25%	7.28%	5/1/2019	5/1/2025	15,926	15,538	15,723	1.56
Chemical Computing Group ULC (Canada)	^*	(2) (3) (7) (13)	Software	L + 5.25%	6.95%	8/30/2018	8/30/2023	14,674	14,567	14,539	1.44
CircusTrix Holdings, LLC	^+*	(2) (3) (13)	Hotel, Gaming & Leisure	L + 5.50%	7.20%	2/2/2018	12/6/2021	9,397	9,342	9,242	0.92
Comar Holding Company, LLC	^+*	(2) (3) (13)	Containers, Packaging & Glass	L + 5.25%	6.96%	6/18/2018	6/18/2024	27,783	27,254	27,101	2.69
Cority Software Inc. (Canada)	^	(2) (3) (7) (13)	Software	L + 5.50%	7.57%	7/2/2019	7/2/2026	27,000	26,435	26,400	2.62
Dent Wizard International Corporation	+	(2) (3)	Automotive	L + 4.00%	5.70%	4/28/2015	4/7/2022	877	877	873	0.09
Derm Growth Partners III, LLC (Dermatology Associates)	^	(2) (3) (9)	Healthcare & Pharmaceuticals	L + 6.25% (100% PIK)	8.16%	5/31/2016	5/31/2022	56,310	56,026	39,716	3.95
DermaRite Industries, LLC	^*	(2) (3) (13)	Healthcare & Pharmaceuticals	L + 7.00%	8.70%	3/3/2017	3/3/2022	22,647	22,481	21,690	2.16
Digicel Limited (Jamaica)	^	(7)	Telecommunications	6.00%	6.00%	7/23/2019	4/15/2021	250	202	195	0.02
Dimensional Dental Management, LLC	^	(2) (3) (11) (13)	Healthcare & Pharmaceuticals	L + 5.75%	10.00%	2/12/2016	2/12/2021	1,224	1,199	1,224	0.12
Dimensional Dental Management, LLC	^	(2) (3) (9) (11)	Healthcare & Pharmaceuticals	L + 5.75%	8.66%	2/12/2016	7/22/2020	33,674	33,301	—	—

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2019
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value(5)	% of Net Assets
First Lien Debt (77.29%) (continued)
Direct Travel, Inc.	^+*	(2) (3)	Hotel, Gaming & Leisure	L + 6.50%	8.41%	10/14/2016	12/1/2021	$36,805	$36,515	$36,757	3.65%
DTI Holdco, Inc.	*	(2) (3)	High Tech Industries	L + 4.75%	6.68%	12/18/2018	9/30/2023	1,974	1,871	1,841	0.18
Emergency Communications Network, LLC	^+*	(2) (3)	Telecommunications	L + 6.25%	8.14%	6/1/2017	6/1/2023	24,375	24,233	22,323	2.22
Ensono, LP	*	(2) (3)	Telecommunications	L + 5.25%	6.95%	4/30/2018	6/27/2025	8,537	8,452	8,537	0.85
Ethos Veterinary Health LLC	^+	(2) (3) (13)	Consumer Services	L + 4.75%	6.45%	5/17/2019	5/15/2026	10,869	10,744	10,807	1.07
EvolveIP, LLC	^+*	(2) (3)	Telecommunications	L + 5.75%	7.45%	11/26/2019	6/7/2023	34,420	33,923	34,420	3.42
Frontline Technologies Holdings, LLC	^*	(2) (3)	Software	L + 5.75%	7.85%	9/18/2017	9/18/2023	48,242	47,949	48,705	4.84
FWR Holding Corporation	^+*	(2) (3) (13)	Beverage, Food & Tobacco	L + 5.50%	7.29%	8/21/2017	8/21/2023	48,630	47,950	48,393	4.81
Green Energy Partners/Stonewall, LLC	+*	(2) (3)	Energy: Electricity	L + 5.50%	7.60%	6/26/2015	11/10/2021	19,550	19,374	18,034	1.79
GRO Sub Holdco, LLC (Grand Rapids)	^+*	(2) (3) (13)	Healthcare & Pharmaceuticals	L + 6.00%	8.10%	2/28/2018	2/22/2023	6,465	6,380	6,085	0.60
Hummel Station, LLC	+*	(2) (3)	Energy: Electricity	L + 6.00%	7.70%	2/3/2016	10/27/2022	14,641	14,169	12,896	1.28
Hydrofarm, LLC	^	(2) (3)	Wholesale	L+10.00% (30% Cash / 70% PIK)	11.91%	5/15/2017	5/12/2022	21,556	21,254	13,647	1.36
iCIMS, Inc.	^	(2) (3) (13)	Software	L + 6.50%	8.29%	9/12/2018	9/12/2024	23,930	23,507	23,927	2.38
Innovative Business Services, LLC	^*	(2) (3) (13)	High Tech Industries	L + 5.50%	7.53%	4/5/2018	4/5/2023	16,143	15,782	15,880	1.58
K2 Insurance Services, LLC	^+*	(2) (3) (13)	Banking, Finance, Insurance & Real Estate	L + 5.00%	7.19%	7/3/2019	7/1/2024	22,027	21,487	22,062	2.19
Kaseya Inc.	^	(2) (3) (13)	High Tech Industries	L + 5.50%, 1.00% PIK	8.41%	5/3/2019	5/2/2025	19,545	19,145	19,590	1.95
Legacy.com, Inc.	^	(2) (3) (11)	High Tech Industries	L + 9.98%	11.77%	3/20/2017	3/20/2023	17,080	16,832	16,325	1.62
Lifelong Learner Holdings, LLC	^*	(2) (3) (13)	Business Services	L + 5.75%	7.51%	10/18/2019	10/18/2026	23,523	22,971	23,240	2.31
Liqui-Box Holdings, Inc.	^	(2) (3)	Containers, Packaging & Glass	L + 4.50%	6.41%	6/3/2019	6/3/2024	—	(26)	(37)	—
Mailgun Technologies, Inc.	^	(2) (3) (13)	High Tech Industries	L + 5.00%	7.10%	3/26/2019	3/26/2025	11,853	11,607	11,655	1.16
National Carwash Solutions, Inc.	^+	(2) (3) (13)	Automotive	L + 6.00%	7.69%	8/7/2018	4/28/2023	9,511	9,342	9,428	0.94
National Technical Systems, Inc.	^+*	(2) (3) (13)	Aerospace & Defense	L + 6.25%	7.94%	6/26/2015	6/12/2021	27,950	27,801	27,920	2.77
NES Global Talent Finance US, LLC (United Kingdom)	+*	(2) (3) (7)	Energy: Oil & Gas	L + 5.50%	7.43%	5/9/2018	5/11/2023	9,890	9,762	9,763	0.97
Nexus Technologies, LLC	*	(2) (3)	High Tech Industries	L + 5.50%, 1.50% PIK	8.91%	12/11/2018	12/5/2023	6,172	6,119	5,621	0.56
NMI AcquisitionCo, Inc.	^+*	(2) (3) (13)	High Tech Industries	L + 5.75%	7.45%	9/6/2017	9/6/2022	50,067	49,471	49,888	4.96

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2019
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value(5)	% of Net Assets
First Lien Debt (77.29%) (continued)
Northland Telecommunications Corporation	^*	(2) (3) (13)	Media: Broadcast & Subscription	L + 5.75%	7.46%	10/1/2018	10/1/2025	$46,603	$45,916	$46,529	4.62%
Paramit Corporation	+*	(2) (3)	Capital Equipment	L + 4.50%	6.22%	5/3/2019	5/3/2025	6,298	6,241	6,268	0.62
PF Growth Partners, LLC	^+*	(2) (3) (13)	Hotel, Gaming & Leisure	L + 5.00%	6.70%	7/1/2019	7/11/2025	7,161	7,045	7,135	0.71
Plano Molding Company, LLC	^	(2) (3)	Hotel, Gaming & Leisure	L + 7.50%	9.20%	5/1/2015	5/12/2021	14,752	14,645	14,085	1.40
PPC Flexible Packaging, LLC	+*	(2) (3) (13)	Containers, Packaging & Glass	L + 5.50%	7.19%	11/23/2018	11/23/2024	13,591	13,404	13,464	1.34
PPT Management Holdings, LLC	^	(2) (3)	Healthcare & Pharmaceuticals	L + 6.00%, 0.75% PIK	8.66%	12/15/2016	12/16/2022	27,744	27,627	23,155	2.30
Pretium Packaging, LLC	^	(2) (3)	Containers, Packaging & Glass	L + 5.00%	6.91%	8/15/2019	11/14/2023	7,700	7,631	7,700	0.77
PricewaterhouseCoopers Public Sector LLP	^	(2) (3) (13)	Aerospace & Defense	L + 3.25%	5.16%	5/1/2018	5/1/2023	—	(105)	(46)	—
Product Quest Manufacturing, LLC	^	(2) (3) (9) (13)	Containers, Packaging & Glass	L + 6.75%	5.75%	9/21/2017	3/31/2020	840	840	840	0.08
Propel Insurance Agency, LLC	^	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.25%	6.35%	6/1/2018	6/1/2024	2,363	2,347	2,353	0.23
QW Holding Corporation (Quala)	^+*	(2) (3) (13)	Environmental Industries	L + 5.75%	7.73%	8/31/2016	8/31/2022	43,358	42,802	43,106	4.28
Redwood Services Group, LLC	^	(2) (3)	High Tech Industries	L + 6.00%	7.91%	11/13/2018	6/6/2023	8,427	8,363	8,342	0.83
Riveron Acquisition Holdings, Inc.	^+*	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 6.00%	7.91%	5/22/2019	5/22/2025	19,968	19,605	19,587	1.95
RSC Acquisition, Inc.	^	(2) (3) (13)	Banking, Finance, Insurance & Real Estate	L + 5.50%	7.41%	11/1/2019	11/1/2026	11,594	11,222	11,449	1.14
Sapphire Convention, Inc. (Smart City)	*+^	(2) (3) (13)	Telecommunications	L + 5.25%	7.27%	11/20/2018	11/20/2025	28,577	28,009	28,329	2.81
Smile Doctors, LLC	^*+	(2) (3) (13)	Healthcare & Pharmaceuticals	L + 6.00%	8.07%	10/6/2017	10/6/2022	22,227	22,136	21,996	2.19
Sovos Brands Intermediate, Inc.	+*	(2) (3)	Beverage, Food & Tobacco	L + 5.00%	7.20%	11/16/2018	11/20/2025	19,899	19,714	19,750	1.96
SPay, Inc.	^+*	(2) (3) (13)	Hotel, Gaming & Leisure	L + 5.75%	7.46%	6/15/2018	6/17/2024	20,512	20,179	18,694	1.86
Superior Health Linens, LLC	^+*	(2) (3) (13)	Business Services	L + 7.50%, 0.50% PIK	9.91%	9/30/2016	9/30/2021	21,805	21,666	19,933	1.98
Surgical Information Systems, LLC	^+*	(2) (3) (11)	High Tech Industries	L + 4.50%	7.47%	4/24/2017	4/24/2023	26,168	26,007	25,715	2.55
T2 Systems, Inc.	^+*	(2) (3) (13)	Transportation: Consumer	L + 6.75%	8.85%	9/28/2016	9/28/2022	35,648	35,159	35,648	3.54
Tank Holding Corp.	^	(2) (3) (13)	Capital Equipment	L + 4.00%	5.76%	3/26/2019	3/26/2024	—	—	—	—
The Leaders Romans Bidco Limited (United Kingdom)	^	(2) (3) (7)	Banking, Finance, Insurance & Real Estate	L + 6.75%, 3.50% PIK	11.01%	7/23/2019	6/30/2024	£19,577	24,865	26,531	2.64
Transform SR Holdings, LLC	^	(2) (3)	Retail	L + 7.25%	9.18%	2/11/2019	2/12/2024	19,050	18,887	18,860	1.87
Trump Card, LLC	^+*	(2) (3) (13)	Transportation: Cargo	L + 5.50%	7.63%	6/26/2018	4/21/2022	7,918	7,881	7,869	0.78

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2019
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value(5)	% of Net Assets
First Lien Debt (77.29%) (continued)
TSB Purchaser, Inc. (Teaching Strategies, LLC)	^+*	(2) (3) (13)	Media: Advertising, Printing & Publishing	L + 6.00%	8.10%	5/14/2018	5/14/2024	$28,294	$27,726	$28,105	2.79
Turbo Buyer, Inc.	^	(2) (3) (13)	Automotive	L + 6.00%	7.69%	12/2/2019	12/2/2025	27,897	27,033	27,439	2.73
Tweddle Group, Inc.	^	(2) (3)	Media: Advertising, Printing & Publishing	L + 4.50%	6.20%	9/17/2018	9/17/2023	1,908	1,885	1,859	0.18
U.S. Acute Care Solutions, LLC	+*	(2) (3)	Healthcare & Pharmaceuticals	L + 5.00%	6.91%	2/21/2019	5/15/2021	4,265	4,230	4,053	0.40
Unifrutti Financing PLC (Cyprus)	^	(2) (3) (7)	Beverage, Food & Tobacco	7.50%, 1.00% PIK	8.50%	9/15/2019	9/15/2026	€4,530	4,746	4,836	0.48
USLS Acquisition, Inc.	^*	(2) (3) (13)	Business Services	L + 5.75%	7.85%	11/30/2018	11/30/2024	22,139	21,741	21,674	2.15
VRC Companies, LLC	^+*	(2) (3) (13)	Business Services	L + 6.50%	8.21%	3/31/2017	3/31/2023	57,164	56,674	57,106	5.67
Westfall Technik, Inc.	^	(2) (3) (13)	Chemicals, Plastics & Rubber	L + 5.75%	7.66%	9/13/2018	9/13/2024	27,973	27,432	26,962	2.68
WP CPP Holdings, LLC (CPP)	^	(2) (3)	Aerospace & Defense	L + 3.75%	5.66%	7/18/2019	4/30/2025	20,000	19,817	19,826	1.97
Zemax Software Holdings, LLC	^*	(2) (3) (13)	Software	L + 5.75%	7.85%	6/25/2018	6/25/2024	10,146	10,013	10,087	1.00
Zenith Merger Sub, Inc.	^	(2) (3) (13)	Business Services	L + 5.25%	7.35%	12/13/2017	12/13/2023	16,530	16,321	16,405	1.63
First Lien Debt Total									$1,707,292	$1,641,653	163.10%
Second Lien Debt (11.04%)
Access CIG, LLC	*	(2) (3)	Business Services	L + 7.75%	9.44%	2/14/2018	2/27/2026	$2,700	$2,687	$2,681	0.27%
Aimbridge Acquisition Co., Inc.	^*	(2) (3)	Hotel, Gaming & Leisure	L + 7.50%	9.19%	2/1/2019	2/1/2027	9,241	9,089	9,160	0.91
AQA Acquisition Holding, Inc.	^	(2) (3)	High Tech Industries	L + 8.00%	10.09%	10/1/2018	5/24/2024	40,000	39,670	39,740	3.95
Brave Parent Holdings, Inc.	^*	(2) (3)	Software	L + 7.50%	9.43%	10/3/2018	4/19/2026	19,062	18,660	18,261	1.81
Higginbotham Insurance Agency, Inc.	^	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 7.50%	9.20%	12/3/2019	12/19/2025	2,500	2,475	2,493	0.25
Jazz Acquisition, Inc.	^	(2) (3)	Aerospace & Defense	L + 8.00%	10.10%	6/13/2019	6/18/2027	23,450	23,117	23,225	2.31
Le Tote, Inc.	^	(2) (3)	Retail	L + 6.75%	8.66%	11/8/2019	11/8/2024	7,143	6,969	6,964	0.69
Outcomes Group Holdings, Inc.	^*	(2) (3)	Business Services	L + 7.50%	9.41%	10/23/2018	10/26/2026	4,500	4,490	4,487	0.45
Pathway Vet Alliance, LLC	^	(2) (3) (13)	Consumer Services	L + 8.50%	10.22%	11/14/2019	12/23/2025	8,050	7,814	8,074	0.80
Pharmalogic Holdings Corp.	^	(2) (3)	Healthcare & Pharmaceuticals	L + 8.00%	9.70%	6/7/2018	12/11/2023	800	797	796	0.08
Quartz Holding Company (QuickBase, Inc.)	^	(2) (3)	Software	L + 8.00%	9.71%	4/2/2019	4/2/2027	11,900	11,677	11,662	1.16
Reladyne, Inc.	^+*	(2) (3) (13)	Wholesale	L + 9.50%	11.60%	4/19/2018	1/21/2023	12,242	12,080	12,234	1.22
Tank Holding Corp.	^*	(2) (3)	Capital Equipment	L + 8.25%	11.04%	3/26/2019	3/26/2027	37,380	36,771	37,223	3.70
Ultimate Baked Goods MIDCO, LLC (Rise Baking)	^	(2) (3)	Beverage, Food & Tobacco	L + 8.00%	9.70%	8/9/2018	8/9/2026	8,333	8,187	8,243	0.82
Watchfire Enterprises, Inc.	^	(2) (3)	Media: Advertising, Printing & Publishing	L + 8.00%	9.95%	10/2/2013	10/2/2021	7,000	6,966	6,998	0.70
WP CPP Holdings, LLC (CPP)	^*	(2) (3)	Aerospace & Defense	L + 7.75%	9.68%	7/18/2019	4/30/2026	39,500	39,125	38,833	3.86

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2019
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value(5)	% of Net Assets
Second Lien Debt (11.04%) (continued)
Zywave, Inc.	^	(2) (3)	High Tech Industries	L + 9.00%	10.94%	11/18/2016	11/17/2023	$3,468	$3,432	$3,458	0.34
Second Lien Debt Total									$234,006	$234,532	23.32%

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	Percentage of Net Assets
Equity Investments (0.98%)
ANLG Holdings, LLC	^	(6)	Healthcare & Pharmaceuticals	6/22/2018	880	$880	$973	0.10%
Avenu Holdings, LLC	^	(6)	Sovereign & Public Finance	9/28/2018	172	172	154	0.02
Chartis Holding, LLC	^	(6)	Business Services	5/1/2019	433	433	589	0.06
CIP Revolution Holdings, LLC	^	(6)	Media: Advertising, Printing & Publishing	8/19/2016	318	318	444	0.04
Cority Software Inc. (Canada)	^	(6)	Software	7/2/2019	250	250	306	0.03
DecoPac, Inc.	^	(6)	Non-durable Consumer Goods	9/29/2017	1,500	1,500	1,999	0.20
Derm Growth Partners III, LLC (Dermatology Associates)	^	(6)	Healthcare & Pharmaceuticals	5/31/2016	1,000	1,000	—	—
GRO Sub Holdco, LLC (Grand Rapids)	^	(6)	Healthcare & Pharmaceuticals	3/29/2018	500	500	137	0.01
K2 Insurance Services, LLC	^	(6)	Banking, Finance, Insurance & Real Estate	7/3/2019	433	433	486	0.05
Legacy.com, Inc.	^	(6)	High Tech Industries	3/20/2017	1,500	1,500	783	0.08
Mailgun Technologies, Inc.	^	(6)	High Tech Industries	3/26/2019	424	424	605	0.06
North Haven Goldfinch Topco, LLC	^	(6)	Containers, Packaging & Glass	6/18/2018	2,315	2,315	2,542	0.25
Paramit Corporation	^	(6)	Capital Equipment	6/17/2019	150	500	501	0.05
PPC Flexible Packaging, LLC	^	(6)	Containers, Packaging & Glass	2/1/2019	965	965	1,174	0.12
Rough Country, LLC	^	(6)	Durable Consumer Goods	5/25/2017	755	755	1,225	0.12
SiteLock Group Holdings, LLC	^	(6)	High Tech Industries	4/5/2018	446	446	587	0.06
T2 Systems Parent Corporation	^	(6)	Transportation: Consumer	9/28/2016	556	556	628	0.06
Tailwind HMT Holdings Corp.	^	(6)	Energy: Oil & Gas	11/17/2017	20	2,000	2,211	0.22
Tank Holding Corp.	^	(6)	Capital Equipment	3/26/2019	850	850	1,035	0.10
Turbo Buyer, Inc.	^	(6)	Automotive	12/2/2019	1,925	1,925	1,925	0.19
Tweddle Holdings, Inc.	^*	(6)	Media: Advertising, Printing & Publishing	9/17/2018	17	—	—	—
USLS Acquisition, Inc.	^	(6)	Business Services	11/30/2018	641	641	720	0.07
Zenith American Holding, Inc.	^	(6)	Business Services	12/13/2017	1,564	782	1,490	0.15
Zillow Topco LP	^	(6)	Software	6/25/2018	313	312	358	0.04
Equity Investments Total						$19,457	$20,872	2.08%
Total investments—non-controlled/non-affiliated						$1,960,755	$1,897,057	188.50%

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2019
(dollar amounts in thousands)

Investments—controlled/affiliated		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (1.01%)
SolAero Technologies Corp. (A1 Term Loan)	^	(2) (3) (9) (10)	Telecommunications	L + 8.00% (100% PIK)	9.91%	4/12/2019	10/12/2022	$3,166	$3,166	$3,166	0.31%
SolAero Technologies Corp. (A2 Term Loan)	^	(2) (3) (9) (10)	Telecommunications	L + 8.00% (100% PIK)	9.91%	4/12/2019	10/12/2022	8,707	8,707	8,707	0.87
SolAero Technologies Corp. (Priority Term Loan)	^	(2) (3) (10) (13)	Telecommunications	L + 6.00%	7.91%	4/12/2019	10/12/2022	9,612	9,507	9,612	0.96
First Lien Debt Total									$21,380	$21,485	2.14%

Investments—controlled/affiliated		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (—)
SolAero Technologies Corp.	^	(6) (10)	Telecommunications	4/12/2019	3	$2,815	$826	0.08%
Equity Investments Total						$2,815	$826	0.41%

Investments—controlled/affiliated			Industry	Reference Rate & Spread(2)	Interest Rate(2)	Acquisition Date	Maturity Date	Par Amount/ LLC Interest	Cost	Fair Value(7)	% of Net Assets
Investment Fund (9.63%)
Middle Market Credit Fund, Mezzanine Loan	^	(2) (7) (8) (10)	Investment Fund	L + 9.00%	10.97%	6/30/2016	5/18/2021	$93,000	$93,000	$93,000	9.24%
Middle Market Credit Fund, LLC, Subordinated Loan and Member's Interest	^	(7) (10)	Investment Fund	N/A	0.001%	2/29/2016	3/1/2021	123,500	123,501	111,596	11.09%
Investment Fund Total									$216,501	$204,596	20.33%
Total investments—controlled/affiliated									$240,696	$226,907	22.88%
Total investments									$2,201,451	$2,123,964	211.38%
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
** Par amount is denominated in USD ("$") unless otherwise noted, as denominated in Euro (“€”) or British Pound (“£”)
(1)Unless otherwise indicated, issuers of debt and equity investments held by the Company are domiciled in the United States. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2019
(dollar amounts in thousands)
securities and/or held the power to exercise control over the management or policies of the portfolio company. As of December 31, 2019, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2020, the Company is not an “affiliated person” of any of these portfolio companies. Certain portfolio company investments are subject to contractual restrictions on sales.
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
(6)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act, unless otherwise noted. As of December 31, 2019, the aggregate fair value of these securities is $21,698, or 2.49% of the Company’s net assets.
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
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2019
(dollar amounts in thousands)
(12)Under the Investment Company Act, the Company is deemed an “affiliated person” of this portfolio company because the Company owns 5% or more of the portfolio company’s outstanding voting securities. Transactions related to investments in non-controlled affiliates for the year ended December 31, 2019, were as follows:

Investments—non-controlled/affiliated	Fair Value as of December 31, 2018	Purchases/ Paid-in-kind interest	Sales/ Paydowns	Net Accretion of Discount	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of December 31, 2019	Interest Income
TwentyEighty, Inc. - Revolver	$—	$—	$—	$1	$—	$(1)	$—	$—
TwentyEighty, Inc. - (Term A Loans)	316	—	(415)	1	101	(1)	—	19
TwentyEighty, Inc. - (Term B Loans)	6,855	230	(7,102)	76	—	(59)	—	498
TwentyEighty, Inc. - (Term C Loans)	6,981	489	(7,397)	179	—	(252)	—	692
TwentyEighty Investors LLC (Equity)	4,391	—	—	—	7,990	(4,391)	—	—
Total investments—non-controlled/affiliated	$18,543	$719	$(14,914)	$257	$8,091	$(4,704)	$—	$1,209
(13)As of December 31, 2019, the Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
First and Second Lien Debt—unfunded delayed draw and revolving term loans commitments
Aero Operating, LLC (Dejana Industries, Inc.)	Revolver	1.00%	$159	$(3)
Airnov, Inc.	Revolver	0.50	1,250	(19)
American Physician Partners, LLC	Revolver	0.50	1,500	(5)
AMS Group HoldCo, LLC	Revolver	0.50	2,315	(25)
Analogic Corporation	Revolver	0.50	3,029	—
Apptio, Inc.	Revolver	0.50	2,367	(19)
BMS Holdings III Corp.	Delayed Draw	1.00	3,333	(10)
Captive Resources Midco, LLC	Revolver	0.50	2,143	(9)
Chartis Group, LLC	Revolver	0.50	2,401	(20)
Chartis Group, LLC	Delayed Draw	0.50	6,402	(52)
Chemical Computing Group ULC (Canada)	Revolver	0.50	903	(8)
Comar Holding Company, LLC	Delayed Draw	1.00	5,136	(103)
Comar Holding Company, LLC	Revolver	0.50	1,168	(23)
Cority Software, Inc. (Canada)	Revolver	0.50	3,000	(60)
DermaRite Industries, LLC	Revolver	0.50	807	(33)
Dimensional Dental Management, LLC	Revolver	0.50	48	—
Ethos Veterinary Health, LLC	Delayed Draw	1.00	2,696	(12)
Evolve IP	Revolver	0.50	2,941	—
Evolve IP	Delayed Draw	1.00	3,922	—
FWR Holding Corporation	Delayed Draw	1.00	87	—
FWR Holding Corporation	Revolver	0.50	667	(3)
GRO Sub Holdco, LLC (Grand Rapids)	Revolver	0.50	1,071	(54)
iCIMS, Inc.	Revolver	0.50%	1,252	—
Innovative Business Services, LLC	Revolver	0.50	2,232	(32)

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2019
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
K2 Insurance Services, LLC	Revolver	0.50%	$2,290	$3
K2 Insurance Services, LLC	Delayed Draw	1.00	5,344	6
Kaseya Inc.	Revolver	0.75	661	1
Kaseya Inc.	Delayed Draw	0.75	1,918	4
Lifelong Learner Holdings, LLC	Revolver	0.50	1,901	(19)
Lifelong Learner Holdings, LLC	Delayed Draw	—	2,878	(29)
Liqui-Box Holdings, Inc.	Revolver	0.50	2,630	(37)
Mailgun Technologies, Inc.	Revolver	0.50	1,342	(20)
National Car Wash Solutions, LP	Revolver	0.50	310	(2)
National Car Wash Solutions, LP	Delayed Draw	1.00	1,111	(8)
National Technical Systems, Inc.	Revolver	0.50	2,500	(2)
NMI AcquisitionCo, Inc.	Revolver	0.50	1,280	(4)
Northland Telecommunications Corporation	Revolver	0.50	2,960	(4)
Pathway Vet Alliance, LLC	Delayed Draw	1.00	7,950	12
PF Growth Partners, LLC	Delayed Draw	1.00	1,028	(3)
PPC Flexible Packaging, LLC	Revolver	0.50	1,957	(16)
PricewaterhouseCoopers Public Sector LLP	Revolver	0.50	6,250	(46)
QW Holding Corporation (Quala)	Delayed Draw	1.00	809	(5)
RSC Acquisition, Inc.	Revolver	0.50	608	(4)
RSC Acquisition, Inc.	Delayed Draw	1.00	7,757	(57)
Sapphire Convention, Inc. (Smart City	Revolver	0.50	4,528	(34)
Smile Doctors, LLC	Revolver	0.50	707	(7)
Smile Doctors, LLC	Delayed Draw	1.00	1,477	(14)
SolAero Technologies Corp. (Priority Term Loan)	Revolver	1.00	542	—
SPay, Inc.	Revolver	0.50	682	(58)
Superior Health Linens, LLC	Revolver	0.50	693	(58)
T2 Systems, Inc.	Revolver	0.50	2,053	—
Tank Holding Corp.	Revolver	0.50	47	—
TSB Purchaser, Inc. (Teaching Strategies, LLC)	Revolver	0.50	1,342	(9)
The Leaders Romans Bidco Limited (United Kingdom)	Delayed Draw	1.69	£3,533	(94)
Trump Card, LLC	Revolver	0.50	369	(2)
Turbo Buyer, Inc.	Revolver	0.50	2,151	(28)
Turbo Buyer, Inc.	Delayed Draw	1.00	4,904	(64)
USLS Acquisition, Inc.	Revolver	0.50	946	(19)
VRC Companies, LLC	Delayed Draw	0.75	210	—
VRC Companies, LLC	Revolver	0.50	1,119	(1)
Westfall Technik, Inc.	Revolver	0.50%	431	(11)
Westfall Technik, Inc.	Delayed Draw	1.00	12,190	(304)
Zemax Software Holdings, LLC	Revolver	0.50	1,284	(7)

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2019
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
Zenith American Holding, Inc.	Delayed Draw	1.00%	$3,189	$(18)
Zenith American Holding, Inc.	Revolver	0.50	3,180	(17)
Total unfunded commitments			$149,890	$(1,465)

As of December 31, 2019, investments at fair value consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt (excluding First Lien/Last Out)	$1,649,721	$1,585,042	74.63%
First Lien/Last Out Unitranche	78,951	78,096	3.68
Second Lien Debt	234,006	234,532	11.04
Equity Investments	22,272	21,698	1.02
Investment Fund	216,501	204,596	9.63
Total	$2,201,451	$2,123,964	100.00%
The rate type of debt investments at fair value as of December 31, 2019 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value of First and Second Lien Debt
Floating Rate	$1,957,730	$1,892,639	99.73%
Fixed Rate	4,948	5,031	0.27
Total	$1,962,678	$1,897,670	100.00%

The industry composition of investments at fair value as of December 31, 2019 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$109,755	$109,758	5.17%
Automotive	39,177	39,665	1.87
Banking, Finance, Insurance & Real Estate	112,248	115,119	5.42
Beverage, Food & Tobacco	80,597	81,222	3.82
Business Services	167,435	167,497	7.89
Capital Equipment	44,362	45,027	2.12
Chemicals, Plastics & Rubber	27,432	26,962	1.27
Construction & Building	13,713	14,032	0.66
Consumer Services	41,089	38,347	1.81
Containers, Packaging & Glass	67,821	68,207	3.21
Durable Consumer Goods	11,165	11,584	0.55
Energy: Electricity	33,543	30,930	1.46
Energy: Oil & Gas	11,762	11,974	0.56

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2019
(dollar amounts in thousands)

Industry	Amortized Cost	Fair Value	% of Fair Value
Environmental Industries	$42,802	$43,106	2.03%
Healthcare & Pharmaceuticals	248,615	192,719	9.07
High Tech Industries	215,856	215,274	10.13
Hotel, Gaming & Leisure	96,815	95,073	4.48
Investment Fund	216,501	204,596	9.63
Media: Broadcast & Subscription	45,916	46,529	2.19
Media: Advertising, Printing & Publishing	36,895	37,406	1.76
Non-durable Consumer Goods	1,500	1,999	0.09
Retail	43,081	43,020	2.03
Software	224,807	226,045	10.63
Sovereign & Public Finance	38,297	37,381	1.76
Telecommunications	119,014	116,115	5.47
Transportation: Cargo	42,204	42,220	1.99
Transportation: Consumer	35,715	36,276	1.71
Wholesale	33,334	25,881	1.22
Total	$2,201,451	$2,123,964	100.00%
The geographical composition of investments at fair value as of December 31, 2019 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Canada	$41,002	$40,939	1.93%
Cyprus	4,746	4,836	0.23
Jamaica	202	195	0.01
Luxembourg	36,563	36,563	1.72
United Kingdom	24,865	26,531	1.25
United States	2,094,073	2,014,900	94.86
Total	$2,201,451	$2,123,964	100.00%

The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2020
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
The Company’s investment objective is to generate current income and, to a lesser extent, capital appreciation primarily through secured debt investments in U.S. middle market companies. The Company's core investment strategy focuses on lending to U.S. middle market companies supported by financial sponsors, which the Company defines as companies with approximately $25 million to $100 million of earnings before interest, taxes, depreciation and amortization (“EBITDA”), which the Company believes is a useful proxy for cash flow. This core strategy is supplemented with complementary specialty lending and opportunistic investing strategies, which take advantage of the broad capabilities of Carlyle's Global Credit platform while offering risk diversifying portfolio benefits. The Company seeks to achieve its investment objective primarily through direct origination of secured debt instruments, including first lien senior secured loans (which may include stand-alone first lien loans, first lien/last out loans and “unitranche” loans) and second lien senior secured loans (collectively, “Middle Market Senior Loans”), with a minority of its assets invested in higher yielding investments (which may include unsecured debt, mezzanine debt and investments in equities). The Middle Market Senior Loans are generally made to private U.S. middle market companies that are, in many cases, controlled by private equity firms. Depending on market conditions, the Company expects that between 70% and 80% of the value of its assets will be invested in Middle Market Senior Loans. The Company expects that the composition of its portfolio will change over time given the Investment Adviser’s view on, among other things, the economic and credit environment (including with respect to interest rates) in which the Company is operating.
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
On June 26, 2015, the Company completed a $400,000 term debt securitization (the “2015-1 Debt Securitization”). The notes offered in the 2015-1 Debt Securitization (the “2015-1 Notes”) were issued by Carlyle Direct Lending CLO 2015-1R LLC (formerly known as Carlyle GMS Finance MM CLO 2015-1 LLC) (the “2015-1 Issuer”), a wholly owned and consolidated subsidiary of the Company. On August 30, 2018, the 2015-1 Issuer refinanced the 2015-1 Debt Securitization (the “2015-1 Debt Securitization Refinancing”) by redeeming in full the 2015-1 Notes and issuing new notes (the “2015-1R Notes”). The 2015-1R Notes are secured by a diversified portfolio of the 2015-1 Issuer consisting primarily of first and second lien senior secured loans. Refer to Note 8 to these consolidated financial statements for details. The 2015-1 Issuer is consolidated in these consolidated financial statements commencing from the date of its formation, May 8, 2015.
On February 29, 2016, the Company and Credit Partners USA LLC (“Credit Partners”) entered into an amended and restated limited liability company agreement, which was subsequently amended on June 24, 2016 and February 22, 2021 (as amended, the “Limited Liability Company Agreement”) to co-manage Middle Market Credit Fund, LLC (“Credit Fund”). Credit Fund primarily invests in first lien loans of middle market companies. Credit Fund is managed by a six-member board of managers, on which the Company and Credit Partners each have equal representation. The Company and Credit Partners each have 50% economic ownership of Credit Fund and have commitments to fund, from time to time, capital of up to $250,000 each. Refer to Note 5, Middle Market Credit Fund, LLC, to these consolidated financial statements for details.
On May 5, 2020, the Company issued and sold 2,000,000 shares of cumulative convertible preferred stock, par value $0.01 per share (the "Preferred Stock"), to an affiliate of Carlyle in a private placement at a price of $25 per share. See Note 10, Net Assets, for further information about the Preferred Stock.
On November 3, 2020, the Company and an investment vehicle managed by Cliffwater Corporate Lending Fund ("CCLF"), an investment vehicle managed by Cliffwater LLC, entered into a limited liability company agreement to co-manage Middle Market Credit Fund II, LLC ("Credit Fund II"). Credit Fund II invests in senior secured loans of middle market companies. Credit Fund II is managed by a four-member board of managers, on which the Company and CCLF each have equal representation. The Company and CCLF have approximately 84.13% and 15.87% economic ownership of Credit Fund II, respectively. The Company contributed certain senior secured debt investments with an aggregate principal balance of approximately $250 million to Credit Fund II in exchange for its 84.13% economic interest and gross cash proceeds of approximately $170 million. See Note 6, Middle Market Credit Fund II, LLC, to these consolidated financial statements for details.
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
The Company may have loans in its portfolio that contain PIK provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Consolidated Statements of Operations. As of December 31, 2020 and 2019, the fair value of the loans in the portfolio with PIK provisions was $240,861 and $164,902, respectively. For the years ended December 31, 2020, 2019 and 2018, the Company earned $5,476, $6,596, and $3,239 in PIK income included in interest income in the accompanying Consolidated Statements of Operations.
Dividend Income
Dividend income from each investment fund is recorded on the record date for the investment fund to the extent that such amounts are payable by the investment fund and are expected to be collected.

Other Income
Other income may include income such as consent, waiver, amendment, unused, underwriting and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive fees for guaranteeing the outstanding debt of a portfolio company. Such fees are amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in other assets in the accompanying Consolidated Statements of Assets and Liabilities. For the years ended December 31, 2020, 2019 and 2018, the Company earned $10,974, $7,329 and $9,134, respectively, in other income, primarily from underwriting, prepayment and amendment fees.
Non-Accrual Income
Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid current and, in management’s judgment, are likely to remain current. Management may not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2020 and 2019, the fair value of the loans in the portfolio on non-accrual status was $58,136 and $52,429, respectively. The remaining first and second lien debt investments were performing and current on their interest payments as of December 31, 2020 and 2019.
The Facilities, Senior Notes, 2015-1R Notes – Related Costs, Expenses and Deferred Financing Costs
The Company has entered into a senior secured revolving credit facility (as amended, the "Credit Facility"), and the SPV had entered into a senior secured credit facility (as amended, the "SPV Credit Facility", and together with the Credit Facility, the "Facilities"), which was terminated on December 11, 2020. Interest expense and unused commitment fees on the Facilities are recorded on an accrual basis. Unused commitment fees are included in credit facility fees in the accompanying Consolidated Statements of Operations.
On December 30, 2019, the Company closed a private offering of $115.0 million in aggregate principal amount of 4.750% Senior Unsecured Notes due December 31, 2024 (the "2019 Notes"). On December 11, 2020, the Company issued $75.0 million in aggregate principal amount of 4.500% Senior Unsecured Notes due December 31, 2024 (the "2020 Notes, and together with the 2019 Notes, the "Senior Notes"). The Facilities, the 2015-1R Notes and the Senior Notes are recorded at carrying value, which approximates fair value.
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
Debt issuance costs include capitalized expenses including structuring and arrangement fees related to the offering of the 2015-1R Notes and Senior Notes. Amortization of debt issuance costs for the notes is computed on the effective yield method over the term of the notes, except for a portion that was accelerated in connection with the 2015-1 Debt Securitization Refinancing as described in Note 8 to these consolidated financial statements. The unamortized balance of such costs is presented as a direct deduction to the carrying amount of the notes in the accompanying Consolidated Statements of Assets and Liabilities. The amortization of such costs is included in interest expense in the accompanying Consolidated Statements of Operations.
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
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely than not” to be sustained by the applicable tax authority. The SPV and the 2015-1 Issuer are disregarded entities for tax purposes and are consolidated with the tax return of the Company. All penalties and interest associated with income taxes, if any, are included in income tax expense. For the years ended December 31, 2020, 2019 and 2018, the Company incurred $573, $404 and $230, respectively, in excise tax expense.

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

Prior to July 5, 2017, the Company had an “opt in” dividend reinvestment plan. Effective on July 5, 2017, the Company converted the “opt in” dividend reinvestment plan to an “opt out” dividend reinvestment plan that provides for reinvestment of dividends and other distributions on behalf of the common stockholders, other than those common stockholders who have “opted out” of the plan. As a result of adopting the plan, if the Board of Directors authorizes, and the Company declares, a cash dividend or distribution, the common stockholders who have not elected to “opt out” of the dividend reinvestment plan will have their cash dividends or distributions automatically reinvested in additional shares of the Company’s common stock, rather than receiving cash. Each registered common stockholder may elect to have such stockholder’s dividends and distributions distributed in cash rather than participate in the plan. For any registered common stockholder that does not so elect, distributions on such stockholder’s shares will be reinvested by State Street Bank and Trust Company, the Company’s plan administrator, in additional shares. The number of shares to be issued to the common stockholder will be determined based on the total dollar amount of the cash distribution payable, net of applicable withholding taxes. The Company intends to use primarily newly issued shares to implement the plan so long as the market value per share is equal to or greater than the net asset value per share on the relevant valuation date. If the market value per share is less than the net asset value per share on the relevant valuation date, the plan administrator would implement the plan through the purchase of common stock on behalf of participants in the open market, unless the Company instructs the plan administrator otherwise.
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
Recent Accounting Standards Updates
On June 16, 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU is intended to introduce new guidance for the accounting for credit losses on instruments within scope based on an estimate of current expected credit losses. The guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company adopted the new requirement starting with the quarter that began January 1, 2020. The adoption of this requirement did not have a material impact on the Company's consolidated financial statements.
In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848),” which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The expedients and exceptions provided by the amendments do not apply to contract modifications and hedging relationships entered into or evaluated after December 31, 2022, except for hedging transactions as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The Company is currently evaluating the impact of adopting
ASU 2020-04 on its consolidated financial statements.
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
Securities/instruments that are illiquid or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of the Investment Adviser or the Company’s Board of Directors, does not represent fair value shall each be valued as of the measurement date using all techniques appropriate under the circumstances and for which sufficient data is available. These valuation techniques may vary by investment and include comparable public market valuations, comparable precedent transaction valuations and/or discounted cash flow analyses. The process generally used to determine the applicable value is as follows: (i) the value of each portfolio company or investment is initially reviewed by the investment professionals responsible for such portfolio company or investment and, for non-traded investments, a standardized template designed to approximate fair market value based on observable market inputs, updated credit statistics and unobservable inputs is used to determine a preliminary value, which is also reviewed alongside consensus pricing, where available; (ii) preliminary valuation conclusions are documented and reviewed by a valuation committee comprised of members of senior management; (iii) the Board of Directors engages a third-party valuation firm to provide positive assurance on portions of the Middle Market Senior Loans and equity investments portfolio each quarter (such that each non-traded investment other than Credit Fund is reviewed by a third-party valuation firm at least once on a rolling twelve month basis) including a review of management’s preliminary valuation and conclusion on fair value; (iv) if applicable, the Audit Committee of the Board of Directors (the “Audit Committee”) reviews the assessments of the Investment Adviser and the third-party valuation firm and provides the Board of Directors with any recommendations with respect to changes to the fair value of each investment in the portfolio; and (v) if applicable, the Board of Directors discusses the valuation recommendations of the Audit Committee and determines the fair value of each investment in the portfolio in good faith based on the input of the Investment Adviser and, where applicable, the third-party valuation firm.

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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of December 31, 2020, 2019 and 2018.
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
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the overall fair value measurement. The Investment Adviser’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment. Investments in Credit Fund and Credit Fund II are valued based on the legal form of investment. For those structured through LLC membership interests, the practical expedient, or net asset value method is used. For those structured through subordinated notes, a discounted cash flow method is used.

Transfers between levels, if any, are recognized at the beginning of the year in which the transfers occur. For the years ended December 31, 2020 and 2019, there were no transfers between levels.
The following tables summarize the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of December 31, 2020 and 2019:

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$1,224,063	$1,224,063
Second Lien Debt	—	—	284,523	284,523
Equity Investments	—	—	33,877	33,877
Investment Fund
Mezzanine Loan	—	—	—	—
Subordinated Loan and Member's Interest	—	—	205,891	205,891
Subtotal	$—	$—	$1,748,354	$1,748,354
Investments measured at net asset value (1)				$77,395
Total				$1,825,749

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$1,663,138	$1,663,138
Second Lien Debt	—	—	234,532	234,532
Equity Investments	—	—	21,698	21,698
Investment Fund
Mezzanine Loan	—	—	93,000	93,000
Subordinated Loan and Member's Interest	—	—	111,596	111,596
Total	$—	$—	$2,123,964	$2,123,964

(1) Amount represents the Company’s investment in Credit Fund II. The Company, as a practical expedient, estimates the fair value of this investment using the net asset value of the Company’s member’s interest in Credit Fund II. As such, the fair value of the Company’s investment in Credit Fund II has not been categorized within the fair value hierarchy.

The changes in the Company’s investments at fair value for which the Company has used Level 3 inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level 3 investments still held are as follows:

	Financial Assets
	For the year ended December 31, 2020
	First Lien Debt	Second Lien Debt	Equity Investments	Investment Fund - Mezzanine Loan	Investment Fund - Subordinated Loan and Member's Interest	Total
Balance, beginning of year	$1,663,138	$234,532	$21,698	$93,000	$111,596	$2,123,964
Purchases	340,007	119,638	12,003	63,500	92,500	627,648
Sales	(465,111)	(29,776)	(54)	(156,500)	—	(651,441)
Paydowns	(253,748)	(26,750)	(2,003)	—	—	(282,501)
Accretion of discount	7,100	1,072	14	—	—	8,186
Net realized gains (losses)	(58,766)	(228)	522	—	—	(58,472)
Net change in unrealized appreciation (depreciation)	(8,557)	(13,965)	1,697	—	1,795	(19,030)
Balance, end of year	$1,224,063	$284,523	$33,877	$—	$205,891	$1,748,354
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held at the reporting date included in net change in unrealized appreciation (depreciation) on investments on the Consolidated Statements of Operations	$(52,388)	$(13,666)	$1,697	—	$1,795	$(62,562)

	Financial Assets
	For the year ended December 31, 2019
	First Lien Debt	Second Lien Debt	Equity Investments	Investment Fund - Mezzanine Loan	Investment Fund - Subordinated Loan	Total
Balance, beginning of year	$1,546,271	$178,958	$24,633	112,000	110,295	$1,972,157
Purchases	718,358	141,814	8,595	126,200	5,500	1,000,467
Sales	(79,741)	—	(18,036)	—	—	(97,777)
Paydowns	(485,514)	(88,695)	—	(145,200)	—	(719,409)
Accretion of discount	11,503	1,452	—	—	—	12,955
Net realized gains (losses)	(52,633)	—	14,257	—	—	(38,376)
Net change in unrealized appreciation (depreciation)	4,894	1,003	(7,751)	—	(4,199)	(6,053)
Balance, end of year	$1,663,138	$234,532	$21,698	93,000	111,596	$2,123,964
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held at the reporting date included in net change in unrealized appreciation (depreciation) on investments on the Consolidated Statements of Operations	$(45,731)	$1,096	$(1,587)	—	(4,199)	$(50,421)

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
Investments in debt securities with sufficient coverage through the enterprise value analysis are generally valued using a discounted cash flow analysis of the underlying security. Projected cash flows in the discounted cash flow typically represent the relevant security’s contractual interest, fees and principal payments plus the assumption of full principal recovery at the security’s expected maturity date. The discount rate to be used is determined using an average of two methodologies that incorporate market spreads. Investments in debt securities may also be valued using consensus pricing.
Investments in equities are generally valued using a market approach and/or an income approach. The market approach utilizes EBITDA multiples of publicly traded comparable companies and available precedent sales transactions of comparable companies. The income approach typically uses a discounted cash flow analysis of the portfolio company.
Investments in the mezzanine loan are valued using collateral analysis with expected recovery rate of principal and interest. Investments in the subordinated loan and member’s interest of Credit Fund are valued using discounted cash flow analysis with expected discount rate, default rate and recovery rate of principal and interest.
The following tables summarize the quantitative information related to the significant unobservable inputs for Level 3 instruments which are carried at fair value as of December 31, 2020 and 2019:

	Fair Value as of	Valuation Techniques	Significant Unobservable Inputs	Range		Weighted Average
	of December 31, 2020			Low	High
Investments in First Lien Debt	$879,159	Discounted Cash Flow	Discount Rate	3.96%	16.60%	8.80%
	287,191	Consensus Pricing	Indicative Quotes	89.11	100.00	97.70
	57,713	Income Approach	Discount Rate	12.80%	14.70%	13.50%
		Market Approach	Comparable Multiple	3.17x	6.99x	6.43x
Total First Lien Debt	1,224,063
Investments in Second Lien Debt	238,785	Discounted Cash Flow	Discount Rate	7.14%	15.27%	9.67%
	45,738	Consensus Pricing	Indicative Quotes	82.88	100.00	87.75
Total Second Lien Debt	284,523
Investments in Equity	33,877	Income Approach	Discount Rate	7.22%	12.80%	8.84%
		Market Approach	Comparable Multiple	6.99x	16.43x	10.50x
Total Equity Investments	33,877
Investments in Credit Fund
Mezzanine Loan	—	Collateral Analysis	Recovery Rate	100.00%	100.00%	100.00%
Subordinated Loan and Member's Interest	205,891	Discounted Cash Flow	Discount Rate	8.50%	8.50%	8.50%
		Discounted Cash Flow	Default Rate	3.00%	3.00%	3.00%
		Discounted Cash Flow	Recovery Rate	65.00%	65.00%	65.00%
Total Investments in Credit Fund	205,891
Total Level 3 Investments	$1,748,354

	Fair Value as of	Valuation Techniques	Significant Unobservable Inputs	Range		Weighted Average
	of December 31, 2019			Low	High
Investments in First Lien Debt	$1,332,584	Discounted Cash Flow	Discount Rate	3.64%	24.45%	8.13%
	318,681	Consensus Pricing	Indicative Quotes	77.94	100.00	96.96
	11,873	Income Approach	Discount Rate	12.22%	19.32%	13.16%
		Market Approach	Comparable Multiple	7.89x	8.38x	8.49x
Total First Lien Debt	1,663,138
Investments in Second Lien Debt	188,736	Discounted Cash Flow	Discount Rate	7.40%	10.66%	8.85%
	45,796	Consensus Pricing	Indicative Quotes	97.50	98.31	98.19
Total Second Lien Debt	234,532
Investments in Equities	21,698	Income Approach	Discount Rate	7.76%	15.31%	8.84%
		Market Approach	Comparable Multiple	6.37x	16.65x	9.24x
Total Equity Investments	21,698
Investments in Investment Fund
Mezzanine Loan	93,000	Collateral Analysis	Recovery Rate	100.00%	100.00%	100.00%
Subordinated Loan	111,596	Discounted Cash Flow	Discount Rate	10.00%	10.00%	10.00%
		Discounted Cash Flow	Default Rate	2.00%	2.00%	2.00%
		Discounted Cash Flow	Recovery Rate	75.00%	75.00%	75.00%
Total Investment Fund	$204,596
Total Level 3 Investments	$2,123,964
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
Financial instruments disclosed but not carried at fair value
The following table presents the carrying value and fair value of the Company’s secured borrowings and senior unsecured notes disclosed but not carried at fair value as of December 31, 2020 and 2019:

	December 31, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured borrowings	$347,949	$347,949	$616,543	$616,543
2019 Notes	115,000	116,250	115,000	115,000
2020 Notes	75,000	75,000	—	—
Total	$537,949	$539,199	$731,543	$731,543
The carrying values of the secured borrowings and senior unsecured notes approximate their respective fair values and are categorized as Level 3 within the hierarchy. Secured borrowings and senior unsecured notes are valued generally using discounted cash flow analysis. The significant unobservable inputs used in the fair value measurement of the Company’s secured borrowings and senior unsecured notes are discount rates. Significant increases in discount rates would result in a significantly lower fair value measurement.
The following table represents the carrying values (before debt issuance costs) and fair values of the Company’s 2015-1R Notes disclosed but not carried at fair value as of December 31, 2020 and 2019:

	December 31, 2020		December 31, 2019
2015-1R Notes	Carrying Value	Fair Value	Carrying Value	Fair Value
Aaa/AAA Class A-1-1-R Notes	$234,800	$230,996	$234,800	$233,053
Aaa/AAA Class A-1-2-R Notes	50,000	49,645	50,000	49,908
Aaa/AAA Class A-1-3-R Notes	25,000	25,017	25,000	25,163
AA Class A-2-R Notes	66,000	64,895	66,000	66,000
A Class B Notes	46,400	45,291	46,400	46,400
BBB- Class C Notes	27,000	24,592	27,000	27,000
Total	$449,200	$440,436	$449,200	$447,524
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
The Original Investment Advisory Agreement was amended on September 15, 2017 (as amended, the “First Amended and Restated Investment Advisory Agreement”) after the approval of the Company’s Board of Directors, including a majority of the Independent Directors, at an in-person meeting of the Board of Directors held on May 30, 2017 and the approval of the Company’s stockholders at a special meeting of stockholders held on September 15, 2017 and August 6, 2018 (as amended, the “Investment Advisory Agreement”). Unless terminated earlier, the Investment Advisory Agreement renews automatically for successive annual periods, provided that such continuance is specifically approved at least annually by the vote of the Board of Directors and by the vote of a majority of the Independent Directors. On May 29, 2020, the Company's Board of Directors, including a majority of the Independent Directors, approved the continuance of the Company's Investment Advisory Agreement with the Adviser for an additional one-year term. The Investment Advisory Agreement will automatically terminate in the event of an assignment and may be terminated by either party without penalty upon at least 60 days’ written notice to the other party. Subject to the overall supervision of the Board of Directors, the Investment Adviser provides investment advisory services to the Company. For providing these services, the Investment Adviser receives fees from the Company consisting of two components—a base management fee and an incentive fee.
The base management fee has been calculated and payable quarterly in arrears at an annual rate of 1.50% of the average value of the gross assets at the end of the two most recently completed fiscal quarters; provided, however, effective July 1, 2018, the base management fee has been calculated at an annual rate of 1.00% of the average value of the gross assets as of the end of the two most recently completed calendar quarters that exceeds the product of (A) 200% and (B) the average value of the Company’s net asset value at the end of the two most recently completed calendar quarters. The base management fee will be appropriately adjusted for any share issuances or repurchases during such fiscal quarter and the base management fees for any partial month or quarter will be pro-rated. The Company’s gross assets exclude any cash and cash equivalents and include assets acquired through the incurrence of debt from use of the Facilities and the 2015-1R Notes (see Note 7, Borrowings, and Note 8, Notes Payable, to these consolidated financial statements). For purposes of this calculation, cash and cash equivalents include any temporary investments in cash-equivalents, U.S. government securities and other high quality investment grade debt investments that mature in 12 months or less from the date of investment.

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
Pre-incentive fee net investment income, expressed as a rate of return on the value of the Company’s net assets at the end of the immediately preceding calendar quarter, is compared to a “hurdle rate” of 1.50% per quarter (6% annualized) or a “catch-up rate” of 1.82% per quarter (7.28% annualized), as applicable.
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
Below is a summary of the base management fees and incentive fees incurred during the years ended December 31, 2020, 2019 and 2018.

	For the years ended December 31,
	2020	2019	2018
Base management fees	$28,648	$31,316	$29,626
Incentive fees on pre-incentive fee net investment income	18,555	22,872	23,002
Realized capital gains incentive fees	—	—	—
Accrued capital gains incentive fees	—	—	—
Total capital gains incentive fees	—	—	—
Total incentive fees	18,555	22,872	23,002
Total base management fees and incentive fees	$47,203	$54,188	$52,628

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

As of December 31, 2020 and 2019, $11,549 and $13,236, respectively, was included in base management and incentive fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
Administration Agreement
On April 3, 2013, the Company’s Board of Directors approved an administration agreement (the “Administration Agreement”) between the Company and the Administrator. Pursuant to the Administration Agreement, the Administrator provides services and receives reimbursements equal to an amount that reimburses the Administrator for its costs and expenses and the Company’s allocable portion of overhead incurred by the Administrator in performing its obligations under the Administration Agreement, including the Company’s allocable portion of the compensation paid to or compensatory distributions received by the Company’s officers (including the Chief Compliance Officer, Chief Financial Officer and Treasurer) and respective staff who provide services to the Company, operations staff who provide services to the Company, and any internal audit staff, to the extent internal audit performs a role in the Company’s Sarbanes-Oxley Act internal control assessment. Reimbursement under the Administration Agreement occurs quarterly in arrears.
Unless terminated earlier, the Administration Agreement renews automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (i) the vote of the Board of Directors or by a majority vote of the outstanding voting securities of the Company and (ii) the vote of a majority of the Company’s Independent Directors. On May 29, 2020, the Company’s Board of Directors, including a majority of the Independent Directors, approved the continuance of the Administration Agreement for a one year period. The Administration Agreement may not be assigned by a party without the consent of the other party and may be terminated by either party without penalty upon at least 60 days’ written notice to the other party.
For the years ended December 31, 2020, 2019 and 2018, the Company incurred $679, $539 and $701, respectively, in fees under the Administrative Agreement, which were included in administrative service fees in the accompanying Consolidated Statements of Operations. As of December 31, 2020 and 2019, $85 and $77, respectively, was unpaid and included in administrative service fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
Sub-Administration Agreements
On April 3, 2013, the Administrator entered into a sub-administration agreement with Carlyle Employee Co. (the “Carlyle Sub-Administration Agreement”). Pursuant to the Carlyle Sub-Administration Agreement, Carlyle Employee Co. provides the Administrator with access to personnel.
On April 3, 2013, the Administrator entered into a sub-administration agreement with State Street Bank and Trust Company (“State Street”), which was amended on March 11, 2015 (as amended, the “State Street Sub-Administration Agreement” and, together with the Carlyle Sub-Administration Agreement, the “Sub-Administration Agreements”). Unless terminated earlier, the State Street Sub-Administration Agreement renews automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (i) the vote of the Board of Directors or by the vote of a majority of the outstanding voting securities of the Company and (ii) the vote of a majority of the Company’s Independent Directors. On May 29, 2020, the Company’s Board of Directors, including a majority of the Independent Directors, approved the continuance of the State Street Sub-Administration Agreement for a one year period. The State Street Sub-Administration Agreement may be terminated upon at least 60 days’ written notice and without penalty by the vote of a majority of the outstanding securities of the Company, or by the vote of the Board of Directors or by either party to the State Street Sub-Administration Agreement.
For the years ended December 31, 2020, 2019 and 2018, fees incurred in connection with the State Street Sub-Administration Agreement, which amounted to $659, $755 and $764, respectively, were included in other general and administrative in the accompanying Consolidated Statements of Operations. As of December 31, 2020 and 2019, $334 and $380, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.

License Agreement
The Company has entered into a royalty free license agreement with CIM, which wholly owns our Adviser and is a wholly owned subsidiary of Carlyle, pursuant to which CIM has granted the Company a non-exclusive, revocable and non-transferable license to use the name and mark “Carlyle.”
Board of Directors
The Company’s Board of Directors currently consists of six members, four of whom are Independent Directors. The Board of Directors has established an Audit Committee, a Nominating and Governance Committee and a Compensation Committee, and may establish additional committees in the future. For the years ended December 31, 2020, 2019 and 2018, the Company incurred $398, $353 and $370, respectively, in fees and expenses associated with its Independent Directors' services on the Company's Board of Directors and the Audit Committee. As of December 31, 2020 and 2019, $96 and $0, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.
Transactions with Investment Funds
During the years ended December 31, 2020, 2019 and 2018, the Company sold 4, 2 and 4 investments, respectively, to Credit Fund for proceeds of $62,754, $34,728 and $85,002, respectively, and realized gains of $(2,289), $208 and $0, respectively. See Note 5, Middle Market Credit Fund, LLC, to these consolidated financial statements.
On November 3, 2020, pursuant to a contribution agreement by and between the Company and Credit Fund II, the Company contributed 45 senior secured debt investments with an aggregate principal balance of approximately $250 million to Credit Fund II in exchange for approximately 84.13% of Credit Fund II's membership interests and gross cash proceeds of approximately $170 million. There were no subsequent transfers through December 31, 2020. See Note 6, Middle Market Credit Fund II, LLC, to these consolidated financial statements.
Transactions with Carlyle
On May 5, 2020, the Company issued and sold 2,000,000 shares of the Preferred Stock to an affiliate of Carlyle in a private placement at a price of $25 per share. See Note 10, Net Assets, for further information about the Preferred Stock.
In December 2020, the Company paid an affiliate of Carlyle a fee for underwriting services rendered in connection with the issuance of the 2020 Notes in the amount of 0.75% of the aggregate principal amount of the 2020 Notes. See Note 8, Notes Payable, to the consolidated financial statements in Part II, Item 8 of this Form 10-K for further information about the 2020 Notes.
5. MIDDLE MARKET CREDIT FUND, LLC
Overview
On February 29, 2016, the Company and Credit Partners entered into an amended and restated limited liability company agreement, which was subsequently amended and restated on June 24, 2016 and February 22, 2021 (as amended, the "Limited Liability Company Agreement") to co-manage Credit Fund, a Delaware limited liability company that is not consolidated in the Company’s consolidated financial statements. Credit Fund primarily invests in first lien loans of middle market companies. Credit Fund is managed by a six-member board of managers, on which the Company and Credit Partners each have equal representation. Establishing a quorum for Credit Fund’s board of managers requires at least four members to be present at a meeting, including at least two of the Company’s representatives and two of Credit Partners’ representatives. The Company and Credit Partners each have 50% economic ownership of Credit Fund and have commitments to fund, from time to time, capital of up to $250,000 each. Funding of such commitments generally requires the approval of the board of Credit Fund, including the board members appointed by the Company. By virtue of its membership interest, the Company and Credit Partners each indirectly bear an allocable share of all expenses and other obligations of Credit Fund.
Together with Credit Partners, the Company co-invests through Credit Fund. Investment opportunities for Credit Fund are sourced primarily by the Company and its affiliates. Portfolio and investment decisions with respect to Credit Fund must be unanimously approved by a quorum of Credit Fund’s investment committee consisting of an equal number of representatives of the Company and Credit Partners. Therefore, although the Company owns more than 25% of the voting securities of Credit Fund, the Company does not believe that it has control over Credit Fund (other than for purposes of the Investment Company

Act). Middle Market Credit Fund SPV, LLC (the “Credit Fund Sub”), MMCF CLO 2017-1 LLC (the “2017-1 Issuer”), MMCF CLO 2019-2, LLC (the "2019-2 Issuer", formerly known as MMCF Warehouse, LLC (the "Credit Fund Warehouse")) and MMCF Warehouse II, LLC (the "Credit Fund Warehouse II), each a Delaware limited liability company, were formed on April 5, 2016, October 6, 2017, November 26, 2018 and August 16, 2019, respectively. Credit Fund Sub, the 2019-2 Issuer and the Credit Fund Warehouse II are wholly owned subsidiaries of Credit Fund and are consolidated in Credit Fund’s consolidated financial statements commencing from the date of their respective formations. In December 2020, the 2017-1 CLO was redeemed in full and notes outstanding were repaid in full. Credit Fund Sub, the 2019-2 Issuer and Credit Fund Warehouse II primarily invest in first lien loans of middle market companies. Credit Fund and its wholly owned subsidiaries follow the same Internal Risk Rating System as the Company. Refer to "Debt" below for discussion regarding the credit facilities entered into and the notes issued by such wholly-owned subsidiaries.
Credit Fund, the Company and Credit Partners entered into an administration agreement with Carlyle Global Credit Administration L.L.C., the administrative agent of Credit Fund (in such capacity, the “Credit Fund Administrative Agent”), pursuant to which the Credit Fund Administrative Agent is delegated certain administrative and non-discretionary functions, is authorized to enter into sub-administration agreements at the expense of Credit Fund with the approval of the board of managers of Credit Fund, and is reimbursed by Credit Fund for its costs and expenses and Credit Fund’s allocable portion of overhead incurred by the Credit Fund Administrative Agent in performing its obligations thereunder.
Selected Financial Data
Since inception of Credit Fund and through December 31, 2020 and 2019, the Company and Credit Partners each made capital contributions of $1 and $1 in members’ equity, respectively, and $216,000 and $123,500 in subordinated loans, respectively, to Credit Fund. Below is certain summarized consolidated information for Credit Fund as of December 31, 2020 and 2019.

	As of December 31,
	2020	2019
ASSETS
Investments, at fair value (amortized cost of $1,080,538 and $1,258,157,respectively)	$1,056,381	$1,246,839
Cash and cash equivalents	119,796	64,787
Other assets	7,553	9,369
Total assets	$1,183,730	$1,320,995
LIABILITIES AND MEMBERS’ EQUITY
Secured borrowings	$514,261	$441,077
Notes payable, net of unamortized debt issuance costs of $1,559 and $3,441, respectively)	253,933	528,407
Mezzanine loans (1)	—	93,000
Other liabilities	15,543	32,383
Subordinated loans and members’ equity (1)	399,993	226,128
Total liabilities and members’ equity	$1,183,730	$1,320,995
(1) As of December 31, 2020 and 2019, the fair value of the Company's ownership interest in the subordinated loans and members' equity was $205,891 and $111,596, respectively, and $0 and $93,000, respectively, in the mezzanine loans.

	For the Years Ended December 31,
	2020	2019

Total investment income	$83,476	$94,092
Expenses
Interest and credit facility expenses	40,238	59,228
Other expenses	2,034	2,230
Total expenses	42,272	61,458
Net investment income (loss)	41,204	32,634
Net realized gain (loss) on investments	—	(8,285)
Net change in unrealized appreciation (depreciation) on investments	(12,839)	13,711
Net increase (decrease) resulting from operations	$28,365	$38,060
Below is a summary of Credit Fund’s portfolio, followed by a listing of the loans in Credit Fund’s portfolio as of December 31, 2020 and 2019:

	As of December 31,
	2020	2019
Senior secured loans (1)	$1,084,491	$1,260,582
Weighted average yields of senior secured loans based on amortized cost (2)	6.03%	6.51%
Weighted average yields of senior secured loans based on fair value (2)	6.15%	6.55%
Number of portfolio companies in Credit Fund	54	61
Average amount per portfolio company (1)	$20,083	$20,665
Number of loans on non-accrual status	—	1
Fair value of loans on non-accrual status	$—	$21,150
Percentage of portfolio at floating interest rates (3) (4)	97.7%	98.3%
Percentage of portfolio at fixed interest rates (4)	2.3%	1.7%
Fair value of loans with PIK provisions	$24,113	$21,150
Percentage of portfolio with PIK provisions (4)	2.3%	1.7%
(1)At par/principal amount.
(2)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of December 31, 2020 and 2019. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.
(3)Floating rate debt investments are generally subject to interest rate floors.
(4)Percentages based on fair value.

Consolidated Schedule of Investments as of December 31, 2020
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
First Lien Debt (97.47% of fair value)
Acrisure, LLC	\#	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 3.50%	3.65%	2/15/2027	$25,634	$25,606	$25,104
Alku, LLC	+#	(2)(3)	Business Services	L + 5.50%	5.75%	7/29/2026	23,666	23,466	23,512
Alpha Packaging Holdings, Inc.	+\	(2)(3)	Containers, Packaging & Glass	L + 6.00%	7.00%	11/12/2021	16,378	16,378	16,378
AmeriLife Holdings LLC	#	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 4.00%	4.15%	3/18/2027	9,951	9,929	9,802
Analogic Corporation	^+	(2)(3)(6)	Capital Equipment	L + 5.25%	6.25%	6/22/2024	18,857	18,837	18,857
Anchor Packaging, Inc.	+#	(2)(3)	Containers, Packaging & Glass	L + 4.00%	4.15%	7/18/2026	24,723	24,617	24,656
API Technologies Corp.	+\	(2)(3)	Aerospace & Defense	L + 4.25%	4.49%	5/9/2026	14,775	14,713	13,999
Aptean, Inc.	+\	(2)(3)	Software	L + 4.25%	4.40%	4/23/2026	12,281	12,227	12,077
AQA Acquisition Holding, Inc.	+\	(2)(3)(6)	High Tech Industries	L + 4.25%	5.25%	5/24/2023	18,759	18,752	18,757
Astra Acquisition Corp.	+#	(2)(3)	Software	L + 5.50%	6.50%	3/1/2027	28,783	28,392	28,783
Avalign Technologies, Inc.	+\	(2)(3)	Healthcare & Pharmaceuticals	L + 4.50%	4.73%	12/22/2025	14,592	14,481	14,334
Big Ass Fans, LLC	+\#	(2)(3)	Capital Equipment	L + 3.75%	4.75%	5/21/2024	13,766	13,714	13,766
BK Medical Holding Company, Inc.	^+	(2)(3)(6)	Healthcare & Pharmaceuticals	L + 5.25%	6.25%	6/22/2024	24,165	23,951	22,363
Chemical Computing Group ULC (Canada)	^+	(2)(3)(6)	Software	L + 5.00%	6.00%	8/30/2023	14,055	13,378	14,055
Clarity Telecom LLC.	+	(2)(3)	Media: Broadcasting & Subscription	L + 4.25%	4.40%	8/30/2026	14,813	14,773	14,813
Clearent Newco, LLC	^	(2)(3)(6)	High Tech Industries	L + 6.50%	7.50%	3/20/2025	4,079	4,079	3,907
Clearent Newco, LLC	^+\	(2)(3)	High Tech Industries	L + 5.50%	6.50%	3/20/2025	29,486	29,236	28,722
DecoPac, Inc.	^+\	(2)(3)(6)	Non-durable Consumer Goods	L + 4.25%	5.25%	9/29/2024	12,336	12,253	12,318
Diligent Corporation	^+	(2)(3)(6)	Telecommunications	L + 6.25%	7.25%	8/4/2025	8,683	8,411	8,819
DTI Holdco, Inc.	^+\	(2)(3)	High Tech Industries	L + 4.75%	5.75%	9/30/2023	18,690	18,642	16,655
Eliassen Group, LLC	+\	(2)(3)	Business Services	L + 4.25%	4.40%	11/5/2024	7,543	7,516	7,483
EvolveIP, LLC	^+	(2)(3)(6)	Telecommunications	L + 5.75%	6.75%	6/7/2023	19,800	19,759	19,775
Exactech, Inc.	+\#	(2)(3)	Healthcare & Pharmaceuticals	L + 3.75%	4.75%	2/14/2025	21,528	21,416	20,422
Excel Fitness Holdings, Inc.	+#	(2)(3)	Hotel, Gaming & Leisure	L + 5.25%	6.25%	10/7/2025	24,750	24,546	22,780
Frontline Technologies Holdings, LLC	+	(2)(3)	Software	L + 5.75%	6.75%	9/18/2023	14,886	14,198	14,589
Golden West Packaging Group LLC	+\	(2)(3)	Containers, Packaging & Glass	L + 5.25%	6.25%	6/20/2023	29,012	28,896	28,974
HMT Holding Inc.	+\	(2)(3)(6)	Energy: Oil & Gas	L + 5.00%	6.00%	11/17/2023	32,821	32,458	30,984
Integrity Marketing Acquisition, LLC	^+	(2)(3)(6)	Banking, Finance, Insurance & Real Estate	L + 6.25%	7.25%	8/27/2025	7,836	7,701	7,956
Jensen Hughes, Inc.	+\	(2)(3)(6)	Utilities: Electric	L + 4.50%	5.50%	3/22/2024	34,584	34,489	33,424
KAMC Holdings, Inc.	+#	(2)(3)	Energy: Electricity	L + 4.00%	4.23%	8/14/2026	13,825	13,768	12,531
KBP Investments, LLC	^+	(2)(3)(6)	Beverage, Food & Tobacco	L + 5.00%	6.00%	5/15/2023	9,292	9,059	9,350
Marco Technologies, LLC	^+\	(2)(3)(6)	Media: Advertising, Printing & Publishing	L + 4.00%	5.00%	10/30/2023	7,332	7,293	7,332
Mold-Rite Plastics, LLC	+\	(2)(3)	Chemicals, Plastics & Rubber	L + 4.25%	5.25%	12/14/2021	14,520	14,501	14,520

Consolidated Schedule of Investments as of December 31, 2020
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
Newport Group Holdings II, Inc.	+\#	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 3.50%	3.75%	9/13/2025	$23,475	$23,285	$23,405
Odyssey Logistics & Technology Corp.	+\#	(2)(3)	Transportation: Cargo	L + 4.00%	5.00%	10/12/2024	38,897	38,773	37,766
Output Services Group	^+\	(2)(3)	Media: Advertising, Printing & Publishing	L + 4.50%	5.50%	3/27/2024	19,421	19,382	14,178
Pasternack Enterprises, Inc.	+\	(2)(3)	Capital Equipment	L + 4.00%	5.00%	7/2/2025	22,524	22,513	22,218
Pharmalogic Holdings Corp.	+\	(2)(3)	Healthcare & Pharmaceuticals	L + 4.00%	5.00%	6/11/2023	11,205	11,189	11,158
Premise Health Holding Corp.	+\#	(2)(3)	Healthcare & Pharmaceuticals	L + 3.50%	3.75%	7/10/2025	13,584	13,538	13,503
Propel Insurance Agency, LLC	^+\	(2)(3)(6)	Banking, Finance, Insurance & Real Estate	L + 5.00%	6.00%	6/1/2024	38,134	37,662	37,716
Q Holding Company	+\#	(2)(3)	Automotive	L + 5.00%	6.00%	12/31/2023	21,735	21,604	20,229
QW Holding Corporation	+	(2)(3)(6)	Environmental Industries	L + 6.25%	7.25%	8/31/2022	11,566	11,465	10,727
Radiology Partners, Inc.	+\#	(2)(3)	Healthcare & Pharmaceuticals	L + 4.25%	4.81%	7/9/2025	27,686	27,581	27,193
RevSpring Inc.	+\#	(2)(3)	Media: Advertising, Printing & Publishing	L + 4.25%	4.40%	10/11/2025	29,449	29,265	29,199
Situs Group Holdings Corporation	+\	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 4.75%	5.75%	6/28/2025	14,781	14,689	14,636
T2 Systems, Inc.	^+	(2)(3)(6)	Transportation: Consumer	L + 6.75%	7.75%	9/28/2022	29,119	28,743	29,118
The Original Cakerie, Ltd. (Canada)	+\	(2)(3)(6)	Beverage, Food & Tobacco	L + 4.50%	5.50%	7/20/2022	6,295	6,281	6,289
The Original Cakerie, Ltd. (Canada)	+	(2)(3)	Beverage, Food & Tobacco	L + 5.00%	6.00%	7/20/2022	8,837	8,815	8,829
Thoughtworks, Inc.	\#	(2)(3)	Business Services	L + 3.75%	4.75%	10/11/2024	11,704	11,683	11,704
U.S. Acute Care Solutions, LLC	+\	(2)(3)	Healthcare & Pharmaceuticals	L + 6.00%	7.00%	5/15/2021	31,211	31,184	29,104
U.S. TelePacific Holdings Corp.	+\	(2)(3)	Telecommunications	L + 5.50%	6.50%	5/2/2023	26,660	26,585	23,984
VRC Companies, LLC	+	(2)(3)(6)	Business Services	L + 6.50%	7.50%	3/31/2023	30,582	29,464	30,582
Water Holdings Acquisition LLC	^+	(2)(3)(6)	Utilities: Water	L + 5.25%	6.25%	12/18/2026	26,316	25,520	25,516
Welocalize, Inc.	+	(2)(3)(6)	Business Services	L + 4.50%	5.50%	12/23/2023	22,629	22,414	22,584
WRE Holding Corp.	^+	(2)(3)(6)	Environmental Industries	L + 5.25%	6.25%	1/3/2023	8,367	8,336	8,252
First Lien Debt Total								$1,051,406	$1,029,687
Second Lien Debt (2.28% of fair value)
DBI Holding, LLC	^	(2)	Transportation: Cargo	9.00% PIK	9.00%	2/1/2026	$24,113	$23,768	$24,113
Second Lien Debt Total								$23,768	$24,113
Equity Investments (0.24% of fair value)
DBI Holding, LLC	^		Transportation: Cargo				2,961	$—	$—
DBI Holding, LLC	^		Transportation: Cargo				13,996	5,364	2,581
Equity Investments Total								$5,364	$2,581
Total Investments								$1,080,538	$1,056,381
^ Denotes that all or a portion of the assets are owned by Credit Fund. Credit Fund has entered into a revolving credit facility (the "Credit Fund Facility"). Accordingly, such assets are not available to creditors of Credit Fund Sub, the 2019-2 Issuer or Credit Fund Warehouse II.
+ Denotes that all or a portion of the assets are owned by Credit Fund Sub. Credit Fund Sub has entered into a revolving credit facility (the “Credit Fund Sub Facility”). The lenders of the Credit Fund Sub Facility have a first lien security interest in substantially all of the assets of Credit Fund Sub. Accordingly, such assets are not available to creditors of Credit Fund, the 2019-2 Issuer or Credit Fund Warehouse II.
\ Denotes that all or a portion of the assets are owned by the 2019-2 Issuer and secure the notes issued in connection with a $399,900 term debt securitization completed by Credit Fund on May 21, 2019 (the “2019-2 Debt Securitization”). Accordingly, such assets are not available to creditors of Credit Fund, Credit Fund Sub, or Credit Fund Warehouse II.

# Denotes that all or a portion of the assets are owned by the Credit Fund Warehouse II. Credit Fund Warehouse II has entered into a revolving credit facility (the "Credit Fund Warehouse II"). The lenders of the Credit Fund Warehouse II Facility have a first lien security interest in substantially all of the assets of the Credit Fund Warehouse II. Accordingly, such assets are not available to creditors of Credit Fund, Credit Fund Sub, or 2019-2 Issuer.

(1)    Unless otherwise indicated, issuers of investments held by Credit Fund are domiciled in the United States. As of December 31, 2020, the geographical composition of investments as a percentage of fair value was 2.76% in Canada and 97.24% in the United States. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, Credit Fund has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2020. As of December 31, 2020, the reference rates for Credit Fund's variable rate loans were the 30-day LIBOR at 0.15%, the 90-day LIBOR at 0.25% and the 180-day LIBOR at 0.26%.
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
(6)As of December 31, 2020, Credit Fund and Credit Fund Sub had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

First Lien Debt – unfunded delayed draw and revolving term loans commitments	Type	Unused Fee	Par/ Principal Amount	Fair Value
Analogic Corporation	Revolver	0.50%	$1,975	$—
AQA Acquisition Holding, Inc.	Revolver	0.50	2,459	—
BK Medical Holding Company, Inc.	Revolver	0.50	2,609	(176)
Chemical Computing Group ULC (Canada)	Revolver	0.50	873	—
Clearent Newco, LLC	Delayed Draw	1.00	2,549	(66)
DecoPac, Inc.	Revolver	0.50	2,143	(3)
Diligent Corporation	Delayed Draw	1.00	2,109	25
Diligent Corporation	Revolver	0.50	703	8
EvolveIP, LLC	Delayed Draw	1.00	1,904	(2)
EvolveIP, LLC	Revolver	0.50	1,680	(2)
HMT Holding Inc.	Revolver	0.50	6,173	(291)
Integrity Marketing Acquistion, LLC	Delayed Draw	1.00	4,144	41
Jensen Hughes, Inc.	Delayed Draw	1.00	1,127	(35)
Jensen Hughes, Inc.	Revolver	0.50	1,364	(43)
KBP Investments, LLC	Delayed Draw	1.00	503	1
KBP Investments, LLC	Delayed Draw	1.00	10,190	30
Marco Technologies, LLC	Delayed Draw	1.00	7,500	—
Propel Insurance Agency, LLC	Revolver	0.50	1,905	(19)
Propel Insurance Agency, LLC	Delayed Draw	1.00	1,733	(17)
QW Holding Corporation	Revolver	0.50	5,498	(268)
QW Holding Corporation	Delayed Draw	1.00	161	(8)
T2 Systems, Inc.	Revolver	0.50	1,955	—
The Original Cakerie, Ltd. (Canada)	Revolver	0.50	1,665	(1)
VRC Companies, LLC	Revolver	0.50	858	—
Water Holdings Acquisition LLC	Delayed Draw	1.00	8,421	(168)
Water Holdings Acquisition LLC	Revolver	0.50	5,263	(105)
Welocalize, Inc.	Revolver	0.50	2,250	(4)
WRE Holding Corp.	Revolver	0.50	852	(10)
WRE Holding Corp.	Delayed Draw	1.00	563	(7)
Total unfunded commitments			$81,129	$(1,120)

Consolidated Schedule of Investments as of December 31, 2019
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
First Lien Debt (98.11% of fair value)
Achilles Acquisition, LLC	\+#	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.00%	5.75%	10/13/2025	$17,865	$17,776	$17,763
Acrisure, LLC	+\	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 3.75%	5.85%	11/22/2023	11,820	11,810	11,805
Acrisure, LLC	+\#	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.25%	6.35%	11/22/2023	20,674	20,639	20,674
Advanced Instruments, LLC	^+\*	(2) (3) (7)	Healthcare & Pharmaceuticals	L + 5.25%	6.99%	10/31/2022	35,610	35,536	35,466
Alku, LLC	+#	(2) (3)	Business Services	L + 5.50%	7.44%	7/29/2026	25,000	24,754	24,624
Alpha Packaging Holdings, Inc.	+*\	(2) (3)	Containers, Packaging & Glass	L + 4.25%	6.35%	5/12/2020	16,684	16,676	16,601
AmeriLife Group, LLC	^#	(2) (3) (7)	Banking, Finance, Insurance & Real Estate	L + 4.50%	6.20%	6/5/2026	16,627	16,557	16,558
Anchor Packaging, Inc.	^#	(2) (3) (7)	Containers, Packaging & Glass	L + 4.00%	5.70%	7/18/2026	20,462	20,363	20,457
API Technologies Corp.	\+	(2) (3)	Aerospace & Defense	L + 4.25%	5.95%	5/9/2026	14,925	14,853	14,807
Aptean, Inc.	+\	(2) (3)	Software	L + 4.25%	6.34%	4/23/2026	12,406	12,344	12,385
AQA Acquisition Holding, Inc.	^*\	(2) (3) (7)	High Tech Industries	L + 4.25%	6.16%	5/24/2023	18,954	18,922	18,860
Avalign Technologies, Inc.	+\	(2) (3)	Healthcare & Pharmaceuticals	L + 4.50%	6.70%	12/22/2025	14,741	14,610	14,626
Big Ass Fans, LLC	+*\	(2) (3)	Capital Equipment	L + 3.75%	5.85%	5/21/2024	13,909	13,841	13,903
Borchers, Inc.	+*\	(2) (3) (7)	Chemicals, Plastics & Rubber	L + 4.50%	6.60%	11/1/2024	15,116	15,072	15,085
Brooks Equipment Company, LLC	*	(2) (3)	Construction & Building	L + 5.00%	6.91%	8/29/2020	5,144	5,141	5,141
Clarity Telecom LLC.	+	(2) (3)	Media: Broadcasting & Subscription	L + 4.50%	6.20%	8/30/2026	14,963	14,915	14,902
Clearent Newco, LLC	^+\	(2) (3) (7)	High Tech Industries	L + 5.50%	7.44%	3/20/2025	29,738	29,436	29,134
Datto, Inc.	+\	(2) (3)	High Tech Industries	L + 4.25%	5.95%	4/2/2026	12,438	12,375	12,420
DecoPac, Inc.	+*\	(2) (3) (7)	Non-durable Consumer Goods	L + 4.25%	6.01%	9/29/2024	12,336	12,233	12,292
Dent Wizard International Corporation	+\	(2) (3)	Automotive	L + 4.00%	5.70%	4/7/2020	36,880	36,843	36,717
DTI Holdco, Inc.	+*\	(2) (3)	High Tech Industries	L + 4.75%	6.68%	9/30/2023	18,885	18,771	17,611
Eliassen Group, LLC	+\	(2) (3)	Business Services	L + 4.50%	6.20%	11/5/2024	7,581	7,548	7,579
EIP Merger Sub, LLC (Evolve IP)	+^	(2) (3) (7)	Telecommunications	L + 5.75%	7.45%	6/7/2023	19,661	19,605	19,661
Exactech, Inc.	+\#	(2) (3)	Healthcare & Pharmaceuticals	L + 3.75%	5.45%	2/14/2025	21,772	21,634	21,751
Excel Fitness Holdings, Inc.	+#	(2) (3)	Hotel, Gaming & Leisure	L + 5.25%	6.95%	10/7/2025	25,000	24,758	24,875
Golden West Packaging Group LLC	+*\	(2) (3)	Containers, Packaging & Glass	L + 5.75%	7.45%	6/20/2023	29,464	29,303	29,072
HMT Holding Inc.	^+*\	(2) (3) (7)	Energy: Oil & Gas	L + 5.00%	6.74%	11/17/2023	33,157	32,678	32,972
Jensen Hughes, Inc.	\+^*	(2) (3) (7)	Utilities: Electric	L + 4.50%	6.24%	3/22/2024	33,909	33,757	33,550
KAMC Holdings, Inc.	+#	(2) (3)	Energy: Electricity	L + 4.00%	5.91%	8/14/2026	13,965	13,899	13,881
MAG DS Corp.	^+\	(2) (3) (7)	Aerospace & Defense	L + 4.75%	6.46%	6/6/2025	28,471	28,242	28,286
Maravai Intermediate Holdings, LLC	+\#	(2) (3)	Healthcare & Pharmaceuticals	L + 4.25%	6.00%	8/2/2025	29,625	29,378	29,400
Marco Technologies, LLC	^+\	(2) (3) (7)	Media: Advertising, Printing & Publishing	L + 4.25%	6.16%	10/30/2023	7,463	7,410	7,463

Consolidated Schedule of Investments as of December 31, 2019
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
Mold-Rite Plastics, LLC	+\	(2) (3)	Chemicals, Plastics & Rubber	L + 4.25%	5.95%	12/14/2021	$14,557	$14,519	$14,524
MSHC, Inc.	^+*\	(2) (3) (7)	Construction & Building	L + 4.25%	5.95%	12/31/2024	38,251	38,138	38,166
Newport Group Holdings II, Inc.	\+#	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 3.75%	5.65%	9/13/2025	23,715	23,487	23,663
Odyssey Logistics & Technology Corp.	+*\#	(2) (3)	Transportation: Cargo	L + 4.00%	5.70%	10/12/2024	39,013	38,859	38,763
Output Services Group	^+\	(2) (3) (7)	Media: Advertising, Printing & Publishing	L + 4.50%	6.20%	3/27/2024	19,621	19,570	19,469
PAI Holdco, Inc.	+*\	(2) (3)	Automotive	L + 4.25%	6.35%	1/5/2025	19,532	19,458	19,532
Park Place Technologies, Inc.	+\#	(2) (3)	High Tech Industries	L + 4.00%	5.70%	3/28/2025	22,566	22,489	22,566
Pasternack Enterprises, Inc.	+\	(2) (3)	Capital Equipment	L + 4.00%	5.70%	7/2/2025	22,755	22,742	22,653
Pathway Vet Alliance LLC	+\	(2) (3) (7)	Consumer Services	L + 4.50%	6.21%	12/20/2024	19,085	18,708	19,217
Pharmalogic Holdings Corp.	+\	(2) (3)	Healthcare & Pharmaceuticals	L + 4.00%	5.70%	6/11/2023	11,320	11,296	11,302
Premise Health Holding Corp.	^+\#	(2) (3) (7)	Healthcare & Pharmaceuticals	L + 3.50%	5.60%	7/10/2025	13,723	13,665	13,501
Propel Insurance Agency, LLC	^+\	(2) (3) (7)	Banking, Finance, Insurance & Real Estate	L + 4.25%	6.35%	6/1/2024	22,532	22,056	22,395
Q Holding Company	+*\#	(2) (3)	Automotive	L + 5.00%	6.70%	12/31/2023	21,955	21,777	21,922
QW Holding Corporation (Quala)	^+*	(2) (3) (7)	Environmental Industries	L + 5.75%	7.73%	8/31/2022	11,630	11,449	11,531
Radiology Partners, Inc.	+\#	(2) (3)	Healthcare & Pharmaceuticals	L + 4.75%	6.66%	7/9/2025	28,719	28,590	28,768
RevSpring Inc.	+*\#	(2) (3)	Media: Advertising, Printing & Publishing	L + 4.00%	5.95%	10/11/2025	24,750	24,631	24,608
Situs Group Holdings Corporation	\+^	(2) (3) (7)	Banking, Finance, Insurance & Real Estate	L + 4.75%	6.45%	6/28/2025	13,715	13,621	13,697
Systems Maintenance Services Holding, Inc.	+*	(2) (3)	High Tech Industries	L + 5.00%	6.70%	10/30/2023	23,765	23,672	18,180
Surgical Information Systems, LLC	+*\	(2) (3) (6)	High Tech Industries	L + 4.75%	7.47%	4/24/2023	26,168	26,005	25,715
T2 Systems, Inc.	^+*	(2) (3) (7)	Transportation: Consumer	L + 6.75%	8.85%	9/28/2022	18,045	17,789	18,045
The Original Cakerie, Ltd. (Canada)	+*	(2) (3) (7)	Beverage, Food & Tobacco	L + 5.00%	6.84%	7/20/2022	8,928	8,897	8,887
The Original Cakerie, Ltd. (Canada)	^*	(2) (3) (7)	Beverage, Food & Tobacco	L + 4.50%	6.34%	7/20/2022	6,826	6,801	6,790
ThoughtWorks, Inc.	+*\	(2) (3)	Business Services	L + 4.00%	5.70%	10/11/2024	11,824	11,794	11,824
U.S. Acute Care Solutions, LLC	+\*	(2) (3)	Healthcare & Pharmaceuticals	L + 5.00%	6.91%	5/15/2021	31,431	31,331	29,869
U.S. TelePacific Holdings Corp.	+*\	(2) (3)	Telecommunications	L + 5.00%	7.10%	5/2/2023	26,660	26,499	25,430
Valet Waste Holdings, Inc.	+\	(2) (3)	Construction & Building	L + 3.75%	5.70%	9/28/2025	11,850	11,825	11,688
Welocalize, Inc.	+^	(2) (3) (7)	Business Services	L + 4.50%	6.21%	12/23/2023	23,038	22,788	22,787
WIRB - Copernicus Group, Inc.	+*\	(2) (3) (7)	Healthcare & Pharmaceuticals	L + 4.25%	5.95%	8/15/2022	20,888	20,822	20,887
WRE Holding Corp.	^+*	(2) (3) (7)	Environmental Industries	L + 5.00%	6.91%	1/3/2023	7,431	7,372	7,304
Zywave, Inc.	+*\	(2) (3) (7)	High Tech Industries	L + 5.00%	6.93%	11/17/2022	19,228	19,107	19,211
First Lien Debt Total								$1,231,436	$1,223,215

Consolidated Schedule of Investments as of December 31, 2019
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
Second Lien Debt (1.75% of fair value)
DBI Holding, LLC	^*	(2) (3) (8)	Transportation: Cargo	8.00% PIK	8.00%	2/1/2026	$21,150	$20,697	$21,150
Zywave, Inc.	*	(2) (3)	High Tech Industries	L + 9.00%	10.94%	11/17/2023	666	660	664
Second Lien Debt Total								$21,357	$21,814
Equity Investments (0.15% of fair value)
DBI Holding, LLC	^		Transportation: Cargo				$16,957	$5,364	$1,810
Equity Investments Total								$5,364	$1,810
Total Investments								$1,258,157	$1,246,839

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
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, Credit Fund has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2019. As of December 31, 20191, the reference rates for Credit Fund's variable rate loans were the 30-day LIBOR at 1.75%, the 90-day LIBOR at 1.91% and the 180-day LIBOR at 1.91%.
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

Debt
Credit Fund Facilities
The Credit Fund, Credit Fund Sub and Credit Fund Warehouse II are party to separate credit facilities as described below. In addition, until May 15, 2019, the 2019-2 Issuer (formerly known as the Credit Fund Warehouse) was party to the Credit Fund Warehouse Facility. As of December 31, 2020 and 2019, Credit Fund, Credit Fund Sub, and Credit Fund Warehouse II were in compliance with all covenants and other requirements of their respective credit facility agreements.

	Credit Fund Facility	Credit Fund Sub Facility	Credit Fund Warehouse Facility	Credit Fund Warehouse II Facility

Outstanding balance as of December 31, 2018	$112,000	$471,134	$101,044	$—
Borrowings	126,200	223,870	34,544	97,571
Repayments	(145,200)	(351,498)	(135,588)	—
Outstanding balance as of December 31, 2019	93,000	343,506	—	97,571
Borrowings	63,500	269,313	—	54,373
Repayments	(156,500)	(191,960)	—	(58,542)
Outstanding balance as of December 31, 2020	$—	$420,859	$—	$93,402

Credit Fund Facility. On June 24, 2016, Credit Fund entered into the Credit Fund Facility with the Company, which was subsequently amended on June 5, 2017, October 2, 2017, November 3, 2017, June 22, 2018, June 29, 2018, February 21, 2019, March 20, 2020 and February 22, 2021, pursuant to which Credit Fund may from time to time request mezzanine loans from the Company. The maximum principal amount of the Credit Fund Facility is $175,000. The maturity date of the Credit Fund Facility is March 21, 2021 (May 21, 2022 following the February 22, 2021 amendment). Amounts borrowed under the Credit Fund Facility bear interest at a rate of LIBOR plus 9.00%.
    Credit Fund Sub Facility. On June 24, 2016, Credit Fund Sub closed on the Credit Fund Sub Facility with lenders, which was subsequently amended on May 31, 2017, October 27, 2017, August 24, 2018, December 12, 2019, and March 11, 2020. The Credit Fund Sub Facility provides for secured borrowings during the applicable revolving period up to an amount equal to $640,000. The facility is secured by a first lien security interest in substantially all of the portfolio investments held by Credit Fund Sub. The maturity date of the Credit Fund Sub Facility is May 22, 2024. Amounts borrowed under the Credit Fund Sub Facility bear interest at a rate of LIBOR plus 2.25%.
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
    Credit Fund Warehouse II Facility. On August 16, 2019, Credit Fund Warehouse II closed on a revolving credit facility (the "Credit Fund Warehouse II Facility") with lenders. The Credit Fund Warehouse II Facility provides for secured borrowings during the applicable revolving period up to an amount equal to $150,000. The Credit Fund Warehouse II Facility is secured by a first lien security interest in substantially all of the portfolio investments held by the Credit Fund Warehouse II Facility. The maturity date of the Credit Fund Warehouse II Facility is August 16, 2022. Amounts borrowed under the Credit Fund Warehouse II Facility during the first 12 months bore interest at a rate of LIBOR + 1.05%, and amounts borrowed in the final 12 months will bear interest at LIBOR plus 1.50%.
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
The 2017-1 Notes were fully redeemed during the year ended December 31, 2020. As of December 31, 2019, the 2017-1 Issuer was in compliance with all covenants and other requirements of the indenture.

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
As of December 31, 2020 and 2019, the 2019-2 Issuer was in compliance with all covenants and other requirements of the indenture.

6. MIDDLE MARKET CREDIT FUND II, LLC
Overview
On November 3, 2020, the Company and CCLF entered into a limited liability company agreement to co-manage Credit Fund II, a Delaware limited liability company that is not consolidated in the Company's consolidated financial statements. Credit Fund II primarily invests in senior secured loans of middle market companies. Credit Fund II is managed by a four-member board, on which the Company and CCLF have equal representation. Establishing a quorum for Credit Fund II's board requires at least one of the Company's representatives and one of CCLF's representatives. The Company and CCLF have 84.13% and 15.87% economic ownership of Credit Fund II, respectively. By virtue of its membership interest, each of the Company and CCLF indirectly bears an allocable share of all expenses and other obligations of Credit Fund II.
Credit Fund II's initial portfolio consists of 45 senior secured loans of middle market companies with an aggregate principal balance of approximately $250 million. Credit Fund II's initial portfolio was funded on November 3, 2020 with existing senior secured debt investments contributed by the Company and as part of the transaction, the Company determined that the contribution met the requirements under ASC 860, Transfers and Servicing.
Credit Fund II is expected to make only limited new investments in senior secured loans of middle market companies. Portfolio and investment decisions with respect to Credit Fund II must be unanimously approved by a quorum of Credit Fund II’s board members consisting of at least one of the Company's representatives and one of CCLF's representatives. Therefore, although the Company owns more than 25% of the voting securities of Credit Fund II, the Company does not believe that it has control over Credit Fund (other than for purposes of the Investment Company Act).
Middle Market Credit Fund II SPV, LLC (“Credit Fund II Sub”), a Delaware limited liability company, was formed on September 4, 2020. Credit Fund II Sub is a wholly owned subsidiary of Credit Fund II and is consolidated in Credit Fund II’s consolidated financial statements commencing from the date of its formation. Credit Fund II Sub primarily holds investments in first lien loans of middle market companies, which are pledged as security for the Credit Fund II Senior Notes (see below).
Credit Fund II, the Company and CCLF entered into an administration agreement with Carlyle Global Credit Administration L.L.C., the administrative agent of Credit Fund II (in such capacity, the “Credit Fund II Administrative Agent”), pursuant to which the Credit Fund II Administrative Agent is delegated certain administrative and non-discretionary functions, is authorized to enter into sub-administration agreements at the expense of Credit Fund II with the approval of the board of managers of Credit Fund II, and is reimbursed by Credit Fund II for its costs and expenses and Credit Fund II’s allocable portion of overhead incurred by the Credit Fund II Administrative Agent in performing its obligations thereunder.

Credit Fund II Senior Notes
On November 3, 2020, Credit Fund II Sub closed on the Credit Fund II Senior Notes (the “Credit Fund II Senior Notes”) with lenders. The Credit Fund II Senior Notes provides for secured borrowings totaling $157,500 with two tranches, A-1 and A-2 outstanding. The facility is secured by a first lien security interest in substantially all of the portfolio investments held by Credit Fund II Sub. The maturity date of the Credit Fund II Senior Notes Sub Facility is November 3, 2030. Amounts issued for the Class A-1 notes totaled $147,500 and bear interest at a rate of LIBOR plus 2.70%, and amounts issued for the Class A-2 notes totaled $10,000 and bear interest at LIBOR plus 3.20%. The A-1 Notes were rated AAA, and the A-2 Notes were rated AA by DBRS Morningstar. The terms of the Credit Fund II Senior Notes provide that as loans pay down, up to $50,000 is available from principal proceeds for reinvestment, and then the investment principal proceeds are used to directly pay down the principal balance on the Credit Fund II Senior Notes. As of December 31, 2020, Credit Fund II Sub was in compliance with all covenants and other requirements of its respective credit agreements.
Selected Financial Data
Since inception of Credit Fund II and through December 31, 2020, the Company and CCLF each made capital contributions of $78,096 and $12,709 in members’ equity, respectively, to Credit Fund II. Below is certain summarized consolidated information for Credit Fund II as of December 31, 2020.

As of December 31,
2020
ASSETS
Investments, at fair value (amortized cost of $245,312)	$246,421
Cash and cash equivalents	1,385
Other assets	3,436
Total assets	$251,242
LIABILITIES AND MEMBERS’ EQUITY
Liabilities
Notes payable, net of unamortized debt issuance costs of $875	$156,625
Other liabilities	2,675
Total liabilities	159,300
Members’ equity
Members’ contributions	90,805
Members’ distributions	(1,718)
Accumulated income from operations	2,855
Total members' equity (1)	91,942
Total liabilities and members’ equity	$251,242

(1) As of December 31, 2020, the fair value of Company's ownership interest in the members' equity was $77,395.

For the Year Ended December 31,
2020

Total investment income	$3,005
Expenses
Interest and credit facility expenses	766
Other expenses	498
Total expenses	1,264
Net investment income (loss)	1,741
Net change in unrealized appreciation (depreciation) on investments	1,114
Net increase (decrease) resulting from operations	$2,855

Below is a summary of Credit Fund II’s portfolio, followed by a listing of the loans in Credit Fund II’s portfolio as of December 31, 2020:

As of December 31,
2020
Senior secured loans (1)	$248,172
Weighted average yields of senior secured loans based on amortized cost (2)	7.32%
Weighted average yields of senior secured loans based on fair value (2)	7.29%
Number of portfolio companies in Credit Fund II	44
Average amount per portfolio company (1)	$5,640
Percentage of portfolio at floating interest rates (3) (4)	99.1%
Percentage of portfolio at fixed interest rates (4)	0.9%
Fair value of loans with PIK provisions	$8,856
Percentage of portfolio with PIK provisions (4)	3.6%
(1)At par/principal amount.
(2)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of December 31, 2020. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.
(3)Floating rate debt investments are generally subject to interest rate floors.
(4)Percentages based on fair value.

Consolidated Schedule of Investments as of December 31, 2020
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
First Lien Debt (90.10%) of fair value)
Airnov, Inc.	^	(2)(3)	Containers, Packaging & Glass	L + 5.25%	6.25%	12/19/2025	$1,500	$1,481	$1,501
Alpine SG, LLC	^	(2)(3)	High Tech Industries	L + 5.75%	6.75%	11/16/2022	4,411	4,390	4,378
American Physician Partners, LLC	^	(2)(3)	Healthcare & Pharmaceuticals	L + 6.75%	7.75%	12/21/2021	8,725	8,679	8,265
AMS Group HoldCo, LLC	^	(2)(3)	Transportation: Cargo	L + 6.50%	7.50%	9/29/2023	8,182	8,096	8,079
Apptio, Inc.	^	(2)(3)	Software	L + 7.25%	8.25%	1/10/2025	5,357	5,278	5,437
Aurora Lux FinCo S.Á.R.L. (Luxembourg)	^	(2)(3)	Software	L + 5.75%	6.75%	12/24/2026	4,400	4,303	4,018
Avenu Holdings, LLC	^	(2)(3)	Sovereign & Public Finance	L + 5.25%	6.25%	9/28/2024	997	987	997
BMS Holdings III Corp.	^	(2)(3)	Construction & Building	L + 5.25%	6.25%	9/30/2026	3,308	3,239	3,270
Captive Resources Midco, LLC	^	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 5.75%	6.75%	5/31/2025	8,406	8,297	8,463
Chartis Holding, LLC	^	(2)(3)	Business Services	L + 5.50%	6.50%	5/1/2025	1,496	1,474	1,497
Comar Holding Company, LLC	^	(2)(3)	Containers, Packaging & Glass	L + 5.50%	6.50%	6/18/2024	8,799	8,692	8,832
Cority Software Inc. (Canada)	^	(2)(3)	Software	L + 5.25%	6.25%	7/2/2026	8,800	8,655	8,862
Ensono, LP	^	(2)(3)	Telecommunications	L + 5.25%	5.40%	6/27/2025	6,292	6,246	6,245
Ethos Veterinary Health LLC	^	(2)(3)	Consumer Services	L + 4.75%	4.90%	5/15/2026	8,182	8,117	8,070
EvolveIP, LLC	^	(2)(3)	Telecommunications	L + 5.75%	6.75%	6/7/2023	8,799	8,784	8,790
Innovative Business Services, LLC	^	(2)(3)	High Tech Industries	L + 5.50%	6.50%	4/5/2023	2,200	2,162	2,159
K2 Insurance Services, LLC	^	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 5.00%	6.00%	7/1/2024	6,927	6,827	6,928
Kaseya, Inc.	^	(2)(3)	High Tech Industries	L + 4.00%, 3.00% PIK	8.00%	5/2/2025	8,822	8,688	8,856
Mailgun Technologies, Inc.	^	(2)(3)	High Tech Industries	L + 5.00%	6.00%	3/26/2025	8,478	8,347	8,330
National Technical Systems, Inc.	^	(2)(3)	Aerospace & Defense	L + 5.50%	6.50%	6/12/2023	8,800	8,778	8,733
NMI AcquisitionCo, Inc.	^	(2)(3)	High Tech Industries	L + 5.00%	6.00%	9/6/2022	8,799	8,732	8,711
Paramit Corporation	^	(2)(3)	Capital Equipment	L + 4.50%	5.50%	5/3/2025	1,000	992	980
PPC Flexible Packaging, LLC	^	(2)(3)	Containers, Packaging & Glass	L + 6.00%	7.00%	11/23/2024	4,400	4,358	4,386
Redwood Services Group, LLC	^	(2)(3)	High Tech Industries	L + 6.00%	7.00%	6/6/2023	3,300	3,279	3,291
Reladyne, Inc.	^	(2)(3)	Wholesale	L + 5.00%	6.00%	7/22/2022	6,484	6,431	6,514
Riveron Acquisition Holdings, Inc.	^	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 5.75%	6.75%	5/22/2025	8,257	8,131	8,312
RSC Acquisition, Inc.	^	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 5.50%	6.50%	11/1/2026	8,487	8,341	8,572
Smile Doctors, LLC	^	(2)(3)	Healthcare & Pharmaceuticals	L + 6.00%	7.00%	10/6/2022	6,509	6,507	6,379
Sovos Brands Intermediate, Inc.	^	(2)(3)	Beverage, Food & Tobacco	L + 4.75%	4.96%	11/20/2025	2,200	2,182	2,181
Superior Health Linens, LLC	^	(2)(3)	Business Services	L + 6.50%	7.50%	9/30/2021	7,199	7,178	7,162
T2 Systems, Inc.	^	(2)(3)	Transportation: Consumer	L + 6.75%	7.75%	9/28/2022	8,799	8,713	8,799
TCFI Aevex LLC	^	(2)(3)	Aerospace & Defense	L + 6.00%	7.00%	3/18/2026	1,718	1,688	1,712
TSB Purchaser, Inc.	^	(2)(3)	Media: Advertising, Printing & Publishing	L + 6.00%	7.00%	5/14/2024	8,799	8,663	8,729
Turbo Buyer, Inc.	^	(2)(3)	Automotive	L + 5.25%	6.25%	12/2/2025	8,174	8,001	8,249

Consolidated Schedule of Investments as of December 31, 2020
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
US INFRA SVCS Buyer, LLC	^	(2)(3)	Environmental Industries	L + 6.00%	7.00%	4/13/2026	$3,300	$3,240	$3,292
VRC Companies, LLC	^	(2)(3)	Business Services	L + 6.50%	7.50%	3/31/2023	4,311	4,271	4,311
Zemax Software Holdings, LLC	^	(2)(3)	Software	L + 5.75%	6.75%	6/25/2024	4,400	4,363	4,294
Zenith Merger Sub, Inc.	^	(2)(3)	Business Services	L + 5.25%	6.25%	12/13/2023	4,399	4,370	4,367
First Lien Debt Total								$220,960	$221,951
Second Lien Debt (9.90%) of fair value
AI Convoy S.A.R.L (United Kingdom)	^	(2)(3)	Aerospace & Defense	L + 8.25%	9.25%	1/17/2028	$5,514	$5,401	$5,676
AQA Acquisition Holding, Inc.	^	(2)(3)	High Tech Industries	L + 8.00%	9.00%	5/24/2024	1,000	993	1,000
Quartz Holding Company	^	(2)(3)	Software	L + 8.00%	8.15%	4/2/2027	4,852	4,771	4,815
Tank Holding Corp.	^	(2)(3)	Capital Equipment	L + 8.25%	8.40%	3/26/2027	5,514	5,436	5,394
Ultimate Baked Goods MIDCO, LLC	^	(2)(3)	Beverage, Food & Tobacco	L + 8.00%	9.00%	8/9/2026	5,514	5,428	5,257
World 50, Inc.		(6)	Business Services	11.50%	11.50%	1/9/2027	2,365	2,323	2,328
Second Lien Debt Total								$24,352	$24,470
Total Investments								$245,312	$246,421
^ Denotes that all or a portion of the assets are owned by Credit Fund II Sub. Credit Fund II Sub has entered into the Credit Fund II Sub Notes. The lenders of the Credit Fund II Sub Notes have a first lien security interest in substantially all of the assets of Credit Fund II Sub. Accordingly, such assets are not available to creditors of Credit Fund II.
(1)    Unless otherwise indicated, issuers of investments held by Credit Fund are domiciled in the United States. As of December 31, 2020, the geographical composition of investments as a percentage of fair value was 3.6% in Canada, 1.6% in Luxembourg, 2.3% in the United Kingdom and 92.5% in the United States. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, Credit Fund II has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2020. As of December 31, 2020, the reference rates for Credit Fund II's variable rate loans were the 30-day LIBOR at 0.15%, the 90-day LIBOR at 0.25% and the 180-day LIBOR at 0.26%.
(3)Loan includes interest rate floor feature, which is generally 1.00%.
(4)Amortized cost represents original cost, including origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion/amortization of discounts/premiums, as applicable, on debt investments using the effective interest method.
(5)Fair value is determined in good faith by or under the direction of the board of managers of Credit Fund II, pursuant to Credit Fund II’s valuation policy, with the fair value of all investments determined using significant unobservable inputs, which is substantially similar to the valuation policy of the Company provided in Note 3, Fair Value Measurements, to these consolidated financial statements.
(6)The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company's total assets.
(7)Represents a corporate mezzanine loan, which is subordinated to senior secured term loans of the portfolio company.

7. BORROWINGS
As of December 31, 2020, the Company is party to the Credit Facility as described below. Through December 11, 2020, the SPV was party to the SPV Credit Facility as described below. In accordance with the Investment Company Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 150% after such borrowing. As of December 31, 2020, asset coverage was 182.09% and the Company was in compliance with all covenants and other requirements of the Credit Facility. As of December 31, 2019, asset coverage was 181.01%, and the Company and the SPV were in compliance with all covenants and other requirements of their respective credit facility agreements. Below is a summary of the borrowings and repayments under the credit facilities for the years ended December 31, 2020, 2019 and 2018, and the outstanding balances under the credit facilities for the respective periods.

	For the Year Ended and as of December 31,
	2020	2019	2018

Outstanding borrowing, beginning of period	$616,543	$514,635	$562,893
Borrowings	452,833	755,179	812,650
Repayments	(725,469)	(655,209)	(860,908)
Foreign currency translation	4,042	1,938	—
Outstanding borrowing, end of period	$347,949	$616,543	$514,635
SPV Credit Facility
On May 24, 2013, the SPV closed on the SPV Credit Facility, which was subsequently amended on June 30, 2014, June 19, 2015, June 9, 2016, May 26, 2017 and August 9, 2018. On December 11, 2020, the SPV repaid all outstanding amounts under the SPV Credit Facility and the facility was terminated. When the facility terminated, there was one-time acceleration of amortization of deferred financing costs in the amount of $971. The SPV Credit Facility provided for secured borrowings during the applicable revolving period up to $275,000, subject to restrictions imposed on borrowings under the Investment Company Act and certain restrictions and conditions set forth in the SPV Credit Facility, including adequate collateral to support such borrowings. On December 31, 2019, the Company irrevocably reduced its commitments under the SPV Credit Facility to $275,000. The SPV Credit Facility had a revolving period through May 21, 2021 and a maturity date of May 23, 2023. Borrowings under the SPV Credit Facility bore interest initially at the applicable commercial paper rate (if the lender is a conduit lender) or LIBOR (or, if applicable, a rate based on the prime rate or federal funds rate) plus 2.00% per year. The SPV was also required to pay an undrawn commitment fee of between 0.50% and 0.75% per year depending on the drawings under the SPV Credit Facility. Payments under the SPV Credit Facility were made quarterly. The lenders had a first lien security interest on substantially all of the assets of the SPV.
Credit Facility
On March 21, 2014, the Company closed on the Credit Facility, which was subsequently amended on January 8, 2015, May 25, 2016, March 22, 2017, September 25, 2018, June 14, 2019 and October 28, 2020. The maximum principal amount of the Credit Facility is $688,000, subject to availability under the Credit Facility, which is based on certain advance rates multiplied by the value of the Company’s portfolio investments (subject to certain concentration limitations) net of certain other indebtedness that the Company may incur in accordance with the terms of the Credit Facility. Proceeds of the Credit Facility may be used for general corporate purposes, including the funding of portfolio investments. Maximum capacity under the Credit Facility may be increased to $900,000 through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Credit Facility includes a $50,000 limit for swingline loans and a $20,000 limit for letters of credit. The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Credit Facility, including amounts drawn in respect of letters of credit, bear interest at either LIBOR plus an applicable spread of 2.25%, or an “alternative base rate” (which is the highest of a prime rate, the federal funds effective rate plus 0.50%, or one month LIBOR plus 1.00%) plus an applicable spread of 1.25%. The Company may elect either the LIBOR or the “alternative base rate” at the time of drawdown, and loans may be converted from one rate to another at any time, subject to certain conditions. The Company also pays a fee of 0.375% on undrawn amounts under the Credit Facility and, in respect of each undrawn letter of credit, a fee and interest rate equal to the then-applicable margin under the Credit Facility while the letter of credit is outstanding. The availability period under the Credit Facility will terminate on October 28, 2024 and the Credit Facility will mature on October 28, 2025. During the period from October 29, 2024 to October 28, 2025, the Company will be obligated to make mandatory prepayments under the Credit Facility out of the proceeds of certain asset sales, other recovery events and equity and debt issuances.
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

Summary of Facilities
The Facilities consisted of the following as of December 31, 2020 and 2019:

	December 31, 2020
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Credit Facility	$688,000	$347,949	$340,051	$207,365
Total	$688,000	$347,949	$340,051	$207,365

	December 31, 2019
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
SPV Credit Facility	$275,000	$232,469	$42,531	$4,225
Credit Facility	688,000	384,074	303,926	264,198
Total	$963,000	$616,543	$346,457	$268,423
(1)The unused portion is the amount upon which commitment fees are based.
(2)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
For the years ended December 31, 2020, 2019 and 2018, the components of interest expense and credit facility fees were as follows:

	For the years ended December 31,
	2020	2019	2018
Interest expense	$16,127	$30,221	$37,801
Facility unused commitment fee	1,766	1,263	1,260
Amortization of deferred financing costs	1,886	1,618	901
Other fees	109	198	134
Total interest expense and credit facility fees	$19,888	$33,300	$40,096
Cash paid for interest expense	$17,759	$30,312	$34,676

Average principal debt outstanding	$543,099	$676,347	$864,734
Weighted average interest rate	2.92%	4.41%	4.32%
    As of December 31, 2020 and 2019, the components of interest and credit facility fees payable were as follows:

	As of December 31,
	2020	2019

Interest expense payable	$119	$2,201
Unused commitment fees payable	4	187
Other credit facility fees payable	14	30
Interest and credit facility fees payable	$137	$2,418

Weighted average interest rate (based on floating LIBOR rates)	2.59%	3.88%
8. NOTES PAYABLE
    Senior Notes
    On December 30, 2019, the Company closed a private offering of $115.0 million in aggregate principal amount of 4.750% Senior Unsecured Notes due December 31, 2024 (the "2019 Notes"). Interest is payable quarterly, beginning March 31, 2020. On December 11, 2020, the Company issued an additional $75.0 million aggregate principal amount of senior unsecured notes due December 31, 2024 (the "2020 Notes", and together with the 2019 Notes, the "Senior Notes"). The 2020 Notes bear interest an interest rate of 4.500% and interest is payable quarterly, beginning December 31, 2020.

The interest rate on the Senior Notes is subject to increase (up to an additional 1.00% over the stated rate of such notes) in the event that, subject to certain exceptions, the Senior Notes cease to have an investment grade rating. The Company is obligated to offer to repay the Senior Notes at par if certain change in control events occur. The Senior Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. Interest expense on the Senior Notes during the year ended December 31, 2020 was $5,644, and was not significant for the year ended December 31, 2019.
    The note purchase agreement, as supplemented by the first supplement, for the Senior Notes contains customary terms and conditions for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a business development company within the meaning of the Investment Company Act and a regulated investment company under the Code, minimum asset coverage ratio and interest coverage ratio, and prohibitions on certain fundamental changes at the Company or any subsidiary guarantor, as well as customary events of default with customary cure and notice, including, without limitation, nonpayment, breach of covenant, material breach of representation or warranty under the note purchase agreement, cross-acceleration under other indebtedness of the Company or certain significant subsidiaries, certain judgments and orders, and certain events of bankruptcy. As of December 31, 2020, the Company was in compliance with these terms and conditions.
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
The Investment Adviser serves as collateral manager to the 2015-1 Issuer under a collateral management agreement (the “Collateral Management Agreement”). Pursuant to the Collateral Management Agreement, the 2015-1 Issuer pays management fees (comprised of base management fees, subordinated management fees and incentive management fees) to the Investment Adviser for rendering collateral management services. As per the Collateral Management Agreement, for the period the Company retains all of the 2015-1 Issuer Preferred Interests, the Investment Adviser does not earn management fees for providing such collateral management services. The Company currently retains all of the 2015-1 Issuer Preferred Interests, thus the Investment Adviser did not earn any management fees from the 2015-1 Issuer for the year ended December 31, 2020 and 2019. Any such waived fees may not be recaptured by the Investment Adviser.
Pursuant to an undertaking by the Company in connection with the 2015-1 Debt Securitization Refinancing, the Company has agreed to hold on an ongoing basis the 2015-1 Issuer Preferred Interests with an aggregate dollar purchase price at least equal to 5% of the aggregate outstanding amount of all collateral obligations by the 2015-1 Issuer for so long as any securities of the 2015-1 Issuer remain outstanding. As of December 31, 2020, the Company was in compliance with its undertaking.
The 2015-1 Issuer pays ongoing administrative expenses to the trustee, independent accountants, legal counsel, rating agencies and independent managers in connection with developing and maintaining reports, and providing required services in connection with the administration of the 2015-1 Issuer.
As of December 31, 2020, there were 61 first lien and second lien senior secured loans with a total fair value of approximately $512,321 and cash of $1,343 securing the 2015-1R Notes. The pool of loans in the securitization must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture governing the 2015-1R Notes.
For the years ended December 31, 2020 and 2019, the effective annualized weighted average interest rates, which include amortization of debt issuance costs on the 2015-1R Notes and 2015-1 Notes, were 2.42% and 4.47%, respectively based on floating LIBOR rates, excluding the one-time impact of the 2015-1 Debt Securitization Refinancing. As of December 31, 2020 and 2019, the weighted average interest rates were 2.37% and 4.01%, respectively, based on floating LIBOR rates.

As of December 31, 2020 and 2019, $2,302 and $3,891, respectively, of interest expense was included in interest and credit facility fees payable. For the years ended December 31, 2020, 2019 and 2018, the components of interest expense on the 2015-1R and 2015-1 Notes were as follows:

	For the years ended December 31,
	2020	2019	2018
Interest expense	$13,802	$20,104	$14,079
Amortization of deferred financing costs	247	247	995
Total interest expense	$14,049	$20,351	$15,074
Cash paid for interest expense	$15,390	$19,669	$11,787
Related to the 2015-1 Debt Securitization Refinancing, $652 of debt issuance costs were immediately expensed on August 30, 2018 in lieu of continuing to amortize over the term of the notes.
9. COMMMITMENTS AND CONTINGENCIES
A summary of significant contractual payment obligations was as follows as of December 31, 2020 and 2019:

	As of December 31,
Payment Due by Period	2020	2019
Less than 1 Year	$—	$—
1-3 Years	—	—
3-5 Years	537,949	731,543
More than 5 Years	449,200	449,200
Total	$987,149	$1,180,743
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of December 31, 2020 and 2019 for any such exposure.
The Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par Value as of December 31,
	2020	2019
Unfunded delayed draw commitments	$73,292	$75,874
Unfunded revolving term loan commitments	76,216	74,016
Total unfunded commitments	$149,508	$149,890
10. NET ASSETS
The Company has the authority to issue 198,000,000 shares of common stock, $0.01 per share par value.
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
    The Preferred Stock is convertible, in whole or in part, at the option of the holder of the Preferred Stock into the number of shares of common stock equal to the Liquidation Preference plus any accumulated but unpaid dividends, divided by an initial conversion price of $9.50, subject to certain adjustments to prevent dilution as set forth in the Company's Articles Supplementary. The conversion price as of December 31, 2020 was $9.50. At any time after May 5, 2023, the Company, with the approval of the Board of Directors, including a majority of the Independent Directors, will have the option to redeem all of the Preferred Stock for cash consideration equal to the Liquidation Preference plus any accumulated but unpaid dividends. The holders of the Preferred Stock will have the right to convert all or a portion of their shares of Preferred Stock prior to the date fixed for such redemption. At any time after May 5, 2027, the holders of the Preferred Stock will have the option to require the Company to redeem any or all of the then-outstanding Preferred Stock upon 90 days’ notice. The form of consideration used in any such redemption is at the option of the Board of Directors, including a majority of the Independent Directors, and may be cash consideration equal to the Liquidation Preference plus any accumulated but unpaid dividends, or shares of common stock. Holders also have the right to redeem the Preferred Stock upon a Change in Control (as defined in the Article Supplementary).
The following table summarizes the Company’s dividends declared on its preferred stock during the current fiscal year to-date. Unless otherwise noted, dividends were declared and paid, or are payable, in cash.

Date Declared	Record Date	Payment Date	Per Share Amount
June 30, 2020	June 30, 2020	September 30, 2020	$0.277
September 30, 2020	September 30, 2020	September 30, 2020	0.423
December 31, 2020	December 31, 2020	December 31, 2020	0.438
Total			$1.138

Company Stock Repurchase Plan
On November 2, 2020, the Company's Board of Directors approved the continuation of the Company's Stock Repurchase Program until November 5, 2021, or until the approved dollar amount has been used to repurchase shares of common stock, as well as the expansion of the repurchase authorization to $150 million in the aggregate of the Company's outstanding common stock. This program may be suspended, extended, modified or discontinued by the Company at any time, subject to applicable law. The Company's Stock Repurchase Program was originally approved by the Company's Board of Directors on November 5, 2018 and announced on November 6, 2018. Since the inception of the Company Stock Repurchase Program through December 31, 2020, the Company has repurchased 7,248,350 shares of the Company's common stock at an average cost of $13.29 per share, or $96,348 in the aggregate, resulting in accretion to net assets per share of $0.41.

During the year ended December 31, 2020, the Company repurchased and extinguished 2,443,502 shares of common stock for an aggregate price of $27,254. The following table summarizes capital activity during the year ended December 31, 2020:

	Preferred Stock		Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount	Shares	Amount
Balance, beginning of year	—	$—	57,763,811	$578	$1,109,238	$(1,633)	$10,368	$(82,654)	$(79,426)	$956,471
Issuance of Preferred Stock	2,000,000	50,000	—	—	—	—	—	—	—	50,000
Net investment income (loss)	—	—	—	—	—	—	88,807	—	—	88,807
Net realized gain (loss)	—	—	—	—	—	—	—	(57,976)	—	(57,976)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	—	—	—	(24,002)	(24,002)
Dividends declared on common stock and preferred stock	—	—	—	—	—	—	(84,683)	—	—	(84,683)
Repurchase of common stock	—	—	(2,443,502)	(25)	(27,229)	—	—	—	—	(27,254)
Tax reclassification of stockholders’ equity in accordance with U.S. GAAP	—	—	—	—	(573)	—	76	497	—	—
Balance, end of year	2,000,000	$50,000	55,320,309	$553	$1,081,436	$(1,633)	$14,568	$(140,133)	$(103,428)	$901,363
During the year ended December 31, 2019, repurchased and extinguished 4,466,440 shares of common stock for an aggregate price of $64,717. The following table summarizes capital activity during the year ended December 31, 2019:

	Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, beginning of year	62,230,251	$622	$1,174,334	$(1,633)	$5,901	$(44,572)	$(71,434)	$1,063,218
Offering costs	—	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	—	107,665	—	—	107,665
Net realized gain (loss)	—	—	—	—	—	(38,343)	—	(38,343)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	—	(7,992)	(7,992)
Dividends declared	—	—	—	—	(103,360)	—	—	(103,360)
Repurchase of common stock	(4,466,440)	(44)	(64,673)	—	—	—	—	(64,717)
Tax reclassification of stockholders’ equity in accordance with U.S. GAAP	—	—	(423)	—	162	261	—	—
Balance, end of year	57,763,811	$578	$1,109,238	$(1,633)	$10,368	$(82,654)	$(79,426)	$956,471

During the year ended December 31, 2018, the Company issued 361,056 shares shares of common stock for an aggregate price of $6,629 in connection with the reinvestment of dividends, and repurchased and extinguished 338,408 shares of common stock for an aggregate price of $4,867. The following table summarizes capital activity during the year ended December 31, 2018:

	Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, beginning of year	62,207,603	$622	$1,172,807	$(1,618)	$2,522	$(43,548)	$(3,481)	$1,127,304
Reinvestment of dividends	361,056	4	6,625	—	—	—	—	6,629
Offering costs	—	—	—	(15)	—	—	—	(15)
Net investment income (loss)	—	—	—	—	108,436	—	—	108,436
Net realized gain (loss)	—	—	—	—	—	(1,368)	—	(1,368)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	—	(67,953)	(67,953)
Dividends declared	—	—	—	—	(104,948)	—	—	(104,948)
Repurchase of common stock	(338,408)	(4)	(4,863)	—	—	—	—	(4,867)
Tax reclassification of stockholders’ equity in accordance with U.S. GAAP	—	—	(235)	—	(109)	344	—	—
Balance, end of year	62,230,251	$622	$1,174,334	$(1,633)	$5,901	$(44,572)	$(71,434)	$1,063,218

There were no shares of common stock issued related to capital activity during the years ended December 31, 2020 and 2019. The following table summarizes total shares issued and proceeds received related to capital activity during the year ended December 31, 2018:

Year Ended December 31, 2018	Shares Issued	Proceeds Received
January 17, 2018*	361,056	$6,629
Total	361,056	$6,629
* Represents shares issued upon the reinvestment of dividends.
The Company computes earnings per common share in accordance with ASC 260, Earnings Per Share. Basic earnings per common share were calculated by dividing net increase (decrease) in net assets resulting from operations, less preferred dividends, by the weighted-average number of common shares outstanding for the year. Diluted earnings per share gives effect to all dilutive potential common shares outstanding using the if-converted method for the convertible Preferred Stock. Diluted earnings per share excludes all dilutive potential common shares if their effect is anti-dilutive. The convertible Preferred Stock was not included in the calculation of diluted earnings per share for the year ended December 31, 2020 because it would have had an anti-dilutive effect.

Basic and diluted earnings per common share were as follows:

	For the years ended December 31,
	2020		2019		2018
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net increase (decrease) in net assets resulting from operations attributable to Common Stockholders	$4,554	$4,554	$61,330	$61,330	$39,115	$39,115
Weighted-average common shares outstanding	56,421,137	56,421,137	60,189,502	60,189,502	62,533,614	62,533,614
Basic and diluted earnings per share	$0.08	$0.08	$1.02	$1.02	$0.63	$0.63
The following table summarizes the Company’s dividends declared during the three most recent fiscal years:

Date Declared	Record Date	Payment Date	Per Share Amount
February 26, 2018	March 29, 2018	April 17, 2018	$0.37
May 2, 2018	June 29, 2018	July 17, 2018	$0.37
August 6, 2018	September 28, 2018	October 17, 2018	$0.37
November 5, 2018	December 28, 2018	January 17, 2019	$0.37
December 12, 2018	December 28, 2018	January 17, 2019	$0.20	(1)
February 22, 2019	March 29, 2019	April 17, 2019	$0.37
May 6, 2019	June 28, 2019	July 17, 2019	$0.37
June 17, 2019	June 28, 2019	July 17, 2019	$0.08	(1)
August 5, 2019	September 30, 2019	October 17, 2019	$0.37
November 4, 2019	December 31, 2019	January 17, 2020	$0.37
December 12, 2019	December 31, 2019	January 17, 2020	$0.18	(1)
February 24, 2020	March 31, 2020	April 17, 2020	$0.37
May 4, 2020	June 30, 2020	July 17, 2020	$0.37
August 3, 2020	September 30, 2020	October 16, 2020	$0.32	(2)
August 3, 2020	September 30, 2020	October 16, 2020	$0.05	(1)
November 2, 2020	December 31, 2020	January 15, 2021	$0.32
November 2, 2020	December 31, 2020	January 15, 2021	$0.04	(1)
(1)Represents a special/supplemental dividend.
(2)The Company updated its dividend policy such that the regular divided is $0.32 per share of common stock, effective with the third quarter 2020 dividend. The Company's dividend policy is subject to change by the Board of Directors in its sole discretion at any time.

11. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of consolidated financial highlights for the years ended December 31, 2020, 2019, 2018, 2017 and 2016:

	For the years ended December 31,
	2020	2019	2018	2017	2016
Per Common Share Data:
Net asset value per common share, beginning of year	$16.56	$17.09	$18.12	$18.32	$18.14
Net investment income (loss) (1)	1.54	1.79	1.73	1.74	1.65
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	(1.46)	(0.75)	(1.10)	(0.19)	0.20
Net increase (decrease) in net assets resulting from operations	0.08	1.04	0.63	1.55	1.85
Dividends declared (2)	(1.47)	(1.74)	(1.68)	(1.64)	(1.68)
Accretion due to share repurchases	0.22	0.17	0.02	—	—
Effect of offering price of subscriptions and the offering price of common stock in the IPO, net of underwriting and offering costs (3)	—	—	—	(0.11)	0.01
Net asset value per common share, end of year	$15.39	$16.56	$17.09	$18.12	$18.32
Market price per common share, end of year	$10.26	$13.38	$12.40	$20.04	n/a
Number of common shares outstanding, end of year	55,320,309	57,763,811	62,230,251	62,207,603	41,702,318
Total return based on net asset value (4)	1.81%	7.08%	3.59%	7.86%	10.25%
Total return based on market price (5)	(12.33)%	21.94%	(29.74)%	14.97%	n/a
Net assets attributable to Common Stockholders, end of year	$851,363	$956,471	$1,063,218	$1,127,304	$764,137
Ratio to average net assets attributable to Common Stockholders:
Expenses net of waiver, before incentive fees	8.48%	8.79%	6.77%	5.25%	5.46%
Expenses net of waiver, after incentive fees	10.59%	11.05%	8.81%	7.39%	7.69%
Expenses gross of waiver, after incentive fees	10.59%	11.05%	8.81%	7.97%	8.62%
Net investment income (loss) (6)	10.08%	10.47%	9.64%	9.35%	8.93%
Interest expense and credit facility fees	4.49%	5.22%	3.57%	2.69%	2.85%
Ratios/Supplemental Data:
Asset coverage, end of period	182.09%	181.01%	210.31%	234.86%	209.97%
Portfolio turnover	33.06%	38.97%	45.88%	49.18%	32.39%
Weighted-average common shares outstanding	56,421,137	60,189,502	62,533,614	52,997,450	36,152,390
(1)Net investment income (loss) per share was calculated as net investment income (loss) less the preferred dividend for the year divided by the weighted-average number of common shares outstanding for the year.
(2)Dividends declared per common share was calculated as the sum of dividends on common stock declared during the year divided by the number of common shares outstanding at each respective quarter-end date (refer to Note 10 to these consolidated financial statements).
(3)Increase (decrease) is due to the offering price of subscriptions and the issuance of common stock in the IPO, net of underwriting and offering costs during the period.
(4)Total return is based on the change in net asset value per common share during the year plus the declared dividends on common stock, assuming reinvestment of dividends in accordance with the dividend reinvestment plan, divided by the beginning net asset value for the year. Total return for the years ended December 31, 2017 and 2016 was inclusive of $(0.11) and $0.01, respectively, per common share increase (decrease) in net asset value for the years related to the offering price of subscriptions and the offering price of common stock in the IPO, net of underwriting and offering costs during the year. Excluding the effects of these common stock issuances, total return would have been 8.46% and 10.20%, respectively.
(5)Total return based on market value (not annualized) is calculated as the change in market value per common share during the period plus the declared dividends on common stock, assuming reinvestment of dividends in accordance with the dividend reinvestment plan, divided by the beginning market price for the period.
(6)The net investment income ratio is net of the waiver of base management fees.

12. LITIGATION
The Company may become party to certain lawsuits in the ordinary course of business. The Company does not believe that the outcome of current matters, if any, will materially impact the Company or its consolidated financial statements. As of December 31, 2020 and 2019, the Company was not subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company.
In addition, portfolio investments of the Company could be the subject of litigation or regulatory investigations in the ordinary course of business. The Company does not believe that the outcome of any current contingent liabilities of its portfolio investments, if any, will materially affect the Company or these consolidated financial statements.
13. TAX
The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of December 31, 2020 and 2019.
In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. As of December 31, 2020 and 2019, the Company had filed tax returns and therefore is subject to examination.
Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are reclassified among the Company’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from U.S. GAAP. As of December 31, 2020 and 2019, permanent differences primarily due to non-deductible excise tax resulted in a net increase in distributable earnings (loss) by $573 and $423, respectively, and net decrease in additional paid-in capital in excess of par by $573 and $423, respectively, on the Consolidated Statements of Assets and Liabilities. Total earnings and NAV were not affected.
The tax character of the distributions paid for the fiscal years ended December 31, 2020, 2019 and 2018 was as follows:

	For the years ended December 31,
	2020	2019	2018
Ordinary income	$84,683	$103,360	$104,948
Tax return of capital	$—	$—	$—
Income Tax Information and Distributions to Stockholders
As of December 31, 2020 and 2019, the components of accumulated earnings (deficit) on a tax basis were as follows:

	2020	2019
Undistributed ordinary income	$16,475	$11,639
Other book/tax temporary differences(1)	(539)	(1,271)
Capital loss carryforwards	(141,850)	(83,433)
Net unrealized appreciation (depreciation) on investments(2)	(103,078)	(78,646)
Total accumulated earnings (deficit)	$(228,992)	$(151,711)

(1)Consists of the unamortized portion of organization costs as of December 31, 2020 and 2019, respectively.
(2)The difference between the book-basis and tax-basis unrealized appreciation (depreciation) on investments is attributable primarily to the tax treatment of partnership investments and material modifications of investments.
As of December 31, 2020 and 2019, the cost of investments for federal income tax purposes and gross unrealized appreciation and depreciation on investments were as follows:

	2020	2019
Cost of investments	$1,922,617	$2,200,671
Gross unrealized appreciation on investments	21,522	17,094
Gross unrealized depreciation on investments	(124,600)	(95,740)
Net unrealized appreciation (depreciation) on investments	$(103,078)	$(78,646)

For tax purposes, net realized capital losses may be carried over to offset future capital gains, if any. Funds are permitted to carry forward capital losses for an indefinite period, and such losses will retain their character as either short-term or long-term capital losses. As of December 31, 2020 and 2019, the Company had $141,850 and $83,433, of capital loss carryforwards, respectively, of which $21,448 and $11,142 were short-term capital loss carryforwards, respectively, and $120,402 and $72,291 were long-term capital loss carryforwards, respectively.
14. SUBSEQUENT EVENTS
Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed below and elsewhere in these consolidated financial statements.
On February 22, 2021, the Board of Directors declared a regular quarterly dividend of $0.32 plus a supplemental dividend of $0.05, which is payable on April 16, 2021 to stockholders of record on March 31, 2021.
On February 22, 2021, the Company and Credit Partners amended and restated the Limited Liability Company Agreement of Credit Fund to, among other amendments: (i) extend the Company’s investment period from March 1, 2021 to May 21, 2022; and (ii) reduce the capital commitment of each of the Company and Credit Partners from $400 million to $250 million. In connection with the foregoing, on February 22, 2021, the Company and Credit Fund entered into an amendment to the Credit Fund Facility to extend the maturity date of the Credit Fund Facility from March 22, 2021 to May 21, 2022.

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
Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting as of December 31, 2020 was effective.
Attestation Report of the Registered Public Accounting Firm

Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting, which is contained in Part II, Item 8 of this Form 10-K, “Financial Statements and Supplementary Data.”
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
    On February 22, 2021, the Company and Credit Partners amended and restated the Limited Liability Company Agreement of Credit Fund to, among other amendments: (i) extend the Company’s investment period from March 1, 2021 to May 21, 2022; and (ii) reduce the capital commitment of each of the Company and Credit Partners from $400 million to $250 million. In connection with the foregoing, on February 22, 2021, the Company and Credit Fund entered into an amendment to the Credit Fund Facility to extend the maturity date of the Credit Fund Facility from March 22, 2021 to May 21, 2022.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2021 annual meeting of stockholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.
Information relating to our codes of ethics, which apply to, among others, our Chief Executive Officer and Chief Financial Officer, is included in Part I, Item 1 of this Form 10-K “Business-Regulation-Code of Ethics.”
Item 11. Executive Compensation
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2021 annual meeting of stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2021 annual meeting of stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2021 annual meeting of stockholders.
Item 14. Principal Accountant Fees and Services
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2021 annual meeting of stockholders.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Documents filed as part of this annual report
The following reports and consolidated financial statements are set forth in Part II, Item 8 of this Form 10-K:
(b) Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously field with the SEC:

2.1	Contribution Agreement, dated November 3, 2020, by and between TCG BDC, Inc. and Middle Market Credit Fund II, LLC.(27)

3.1	Articles of Amendment and Restatement(1)

3.2	Articles of Amendment(2)

3.3	Articles Supplementary of TCG BDC, Inc. (28)

3.4	Amended and Restated Bylaws(3)

3.5	First Amendment to the Amended and Restated Bylaws(4)

4.1	Form of Subscription Agreement for Private Offerings(5)

4.2	Description of Registered Securities *

4.3	Registration Rights Agreement, dated as of May 5, 2020, by and between TCG BDC, Inc. and Carlyle Investment Management L.L.C. (29)

10.1	Indenture, dated as of June 26, 2015, between Carlyle GMS Finance MM CLO 2015-1 LLC, as issuer, and State Street Bank and Trust Company, as trustee(6)

10.2	Dividend Reinvestment Plan for TCG BDC, Inc.(7)

10.3	Second Amended and Restated Investment Advisory Agreement, dated August 6, 2018, by and between the Company and Carlyle Global Credit Investment Management L.L.C.(8)

10.4	Custodian Agreement, dated March 21, 2012, between Carlyle GMS Finance, Inc. and State Street Bank and Trust Company, as custodian(9)

10.5	Administration Agreement, dated as of April 3, 2013 by and between Carlyle GMS Finance, Inc. and Carlyle GMS Finance Administration L.L.C., as administrator(10)

10.6	Form of Indemnification Agreement(11)

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

10.18	First Supplemental Indenture, dated as of August 30, 2018, between Carlyle Direct Lending CLO 2015-1R LLC, as issuer, and State Street Bank and Trust Company, as trustee(23)

10.19	Note Purchase Agreement, dated December 30, 2019, by and between TCG BDC, Inc. and the purchasers party thereto(24)

10.20	First Supplement to Master Note Purchase Agreement dated as of December 8, 2020, by and between TCG BDC, Inc. and the purchasers party thereto (30)

14.1	Code of Ethics for TCG BDC, Inc.(25)

14.2	Code of Ethics for Carlyle Global Credit Investment Management L.L.C. (26)

21.1	List of Subsidiaries*

31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Consolidated Financial Statements of Middle Market Credit Fund, LLC for the years ended December 31, 2020 and 2019.*

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
(22)    Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed by the Company on November 6, 2018 (File No. 814-00995)

(23)    Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed by the Company on November 6, 2018 (File No. 814-00995)
(24)    Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed by the Company on December 30, 2019 (File No. 814-00995)
(25)    Incorporated by reference to Exhibit 14.1 to the Company’s Form 10-K filed by the Company on February 26, 2019 (File No. 814-00995)
(26)     Incorporated by reference to Exhibit 14.2 to the Company’s Form 10-K filed by the Company on February 26, 2019 (File No. 814-00995)
(27)     Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed by the Company on November 4, 2020 (File No. 814-00995)
(28)     Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed by the Company on May 5, 2020 (File No. 814-00995)
(29)     Incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q filed by the Company on May 5, 2020 (File No. 814-00995)
(30)     Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed by the Company on December 11, 2020 (File No. 814-00995)
(c) Consolidated Financial Statement Schedules
Separate financial statements of subsidiaries not consolidated:
Consolidated Financial Statements of Middle Market Credit Fund, LLC for the years ended December 31, 2020 and 2019 are filed as Exhibit 99.1 hereto.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TCG BDC, INC.

Dated: February 23, 2021	By	/s/ Linda Pace
Linda Pace
Director and Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: February 23, 2021	By	/s/ Linda Pace
Linda Pace
Director and Chief Executive Officer (principal executive officer)

Dated: February 23, 2021	By	/s/ Thomas M. Hennigan
Thomas M. Hennigan
Chief Financial Officer (principal financial officer)

Dated: February 23, 2021	By	/s/ Peter Gaunt
Peter Gaunt
Treasurer (principal accounting officer)

Dated: February 23, 2021	By	/s/ Nigel D.T. Andrews
Nigel D.T. Andrews
Director

Dated: February 23, 2021	By	/s/ Leslie E. Bradford
Leslie E. Bradford
Director

Dated: February 23, 2021	By	/s/ Mark Jenkins
Mark Jenkins
Director

Dated: February 23, 2021	By	/s/ John G. Nestor
John G. Nestor
Director

Dated: February 23, 2021	By	/s/ William H. Wright II
William H. Wright II
Director