Form 10-K/A
period 2020-12-31
TCG BDC, INC.
filed 2021-02-25
CIK 1544206

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

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K for TCG BDC, Inc. for the fiscal year ended December 31, 2020, which was filed with the Securities and Exchange Commission (the “SEC”) on February 23, 2021 (the “Original Form 10-K”). Unless the context otherwise requires, all references to the “Company,” “we,” “our” or “us” and other similar terms means TCG BDC, Inc.
We are filing this Amendment solely to correct calculations included on pages 58 and 60 of the Original Form 10-K relating to the Company’s weighted average yields for our total first and second lien debt based on the amortized cost and fair value as of December 31, 2020. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment sets forth the complete text of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as amended.
Pursuant to Rule 12b-15, this Amendment No. 1 also contains new certifications for our Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350, which are attached as exhibits hereto. This Amendment does not include financial statements and accordingly, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.
Except for the amendment and restatement of Part IV, Item 15 of the Original Form 10-K to include the new certifications referred to above and the above-mentioned changes to Item 7 of the Original Form 10-K, no other changes are made to the Original Form 10-K. The Original Form 10-K continues to speak as of the date of the Original Form 10-K and except as described above this Amendment does not reflect events occurring after the filing of the Original Form 10-K, nor does it modify or update in any way the disclosures contained in the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K.

PART II
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

The weighted average yields(1) for our first and second lien debt, based on the amortized cost and fair value as of December 31, 2020 and 2019, were as follows:

	December 31, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt (excluding First Lien/Last Out)	7.08%	7.53%	8.00%	8.17%
First Lien/Last Out Debt	9.65%	9.87%	6.63%	9.53%
First Lien Debt Total	7.21%	7.65%	7.91%	8.23%
Second Lien Debt	9.15%	9.59%	10.44%	10.42%
First and Second Lien Debt Total	7.57%	8.01%	8.22%	8.50%
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
Total weighted average yields (which includes the effect of accretion of discount and amortization of premiums) of our first and second lien debt investments as measured on an amortized cost basis decreased from 8.22% to 7.57% from December 31, 2019 to December 31, 2020. The decrease in weighted average yields was primarily due to a decrease in the effective LIBOR rate applicable to loans in the portfolio, partially offset by a higher percentage of second lien debt in the portfolio.
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
The decrease in investment income for the year ended December 31, 2020 from the comparable period in 2019 was primarily driven by the impact of average LIBOR, lower weighted average loan balance, and the impact of loans on non-accrual status. As of December 31, 2020, the size of our portfolio decreased to $1,922,966 from $2,201,451 as of December 31, 2019 at amortized cost, and total principal amount of investments outstanding decreased to $1,930,782 from $2,207,949 as of December 31, 2019. As of December 31, 2020, the weighted average yield of our first and second lien debt decreased to 7.57% from 8.22% as of December 31, 2019, on amortized cost, primarily due to the decrease in LIBOR.
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

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Documents filed as part of this annual report
The following reports and consolidated financial statements are set forth in Part II, Item 8 of the Original Form 10-K:

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Consolidated Statements of Assets and Liabilities as of December 31, 2020 and 2019

Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018

Consolidated Statements of Changes in Net Assets for the years ended December 31, 2020, 2019 and 2018

Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018

Consolidated Schedules of Investments as of December 31, 2020 and 2019

Notes to Consolidated Financial Statements
(b) Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously field with the SEC:

2.1	Contribution Agreement, dated November 3, 2020, by and between TCG BDC, Inc. and Middle Market Credit Fund II, LLC.(27)

3.1	Articles of Amendment and Restatement(1)

3.2	Articles of Amendment(2)

3.3	Articles Supplementary of TCG BDC, Inc. (28)

3.4	Amended and Restated Bylaws(3)

3.5	First Amendment to the Amended and Restated Bylaws(4)

4.1	Form of Subscription Agreement for Private Offerings(5)

4.2	Description of Registered Securities (31)

4.3	Registration Rights Agreement, dated as of May 5, 2020, by and between TCG BDC, Inc. and Carlyle Investment Management L.L.C. (29)

10.1	Indenture, dated as of June 26, 2015, between Carlyle GMS Finance MM CLO 2015-1 LLC, as issuer, and State Street Bank and Trust Company, as trustee(6)

10.2	Dividend Reinvestment Plan for TCG BDC, Inc.(7)

10.3	Second Amended and Restated Investment Advisory Agreement, dated August 6, 2018, by and between the Company and Carlyle Global Credit Investment Management L.L.C.(8)

10.4	Custodian Agreement, dated March 21, 2012, between Carlyle GMS Finance, Inc. and State Street Bank and Trust Company, as custodian(9)

10.5	Administration Agreement, dated as of April 3, 2013 by and between Carlyle GMS Finance, Inc. and Carlyle GMS Finance Administration L.L.C., as administrator(10)

10.6	Form of Indemnification Agreement(11)

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

10.18	First Supplemental Indenture, dated as of August 30, 2018, between Carlyle Direct Lending CLO 2015-1R LLC, as issuer, and State Street Bank and Trust Company, as trustee(23)

10.19	Note Purchase Agreement, dated December 30, 2019, by and between TCG BDC, Inc. and the purchasers party thereto(24)

10.20	First Supplement to Master Note Purchase Agreement dated as of December 8, 2020, by and between TCG BDC, Inc. and the purchasers party thereto (30)

14.1	Code of Ethics for TCG BDC, Inc.(25)

14.2	Code of Ethics for Carlyle Global Credit Investment Management L.L.C. (26)

21.1	List of Subsidiaries(31)

31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended with respect to the Original Form 10-K.(31)

31.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended with respect to the Original Form 10-K.(31)

31.3	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

31.4	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1
Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 with respect to the Original Form 10-K.(31)

32.2
Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 with respect to the Original Form 10-K.(31)

99.1	Consolidated Financial Statements of Middle Market Credit Fund, LLC for the years ended December 31, 2020 and 2019.(31)

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
(27)     Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed by the Company on November 4, 2020 (File No. 814-00995)
(28)     Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed by the Company on May 5, 2020 (File No. 814-00995)
(29)     Incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q filed by the Company on May 5, 2020 (File No. 814-00995)
(30)     Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed by the Company on December 11, 2020 (File No. 814-00995)
(31)    Incorporated by reference to the Company’s Form 10-K filed by the Company on February 23, 2021.
(c) Consolidated Financial Statement Schedules
Separate financial statements of subsidiaries not consolidated:
Consolidated Financial Statements of Middle Market Credit Fund, LLC for the years ended December 31, 2020 and 2019 are filed as Exhibit 99.1 to the Original Form 10-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TCG BDC, INC.

Dated: February 25, 2021	By	/s/ Linda Pace
Linda Pace
Director and Chief Executive Officer (principal executive officer)

Dated: February 25, 2021	By	/s/ Thomas M. Hennigan
Thomas M. Hennigan
Chief Financial Officer (principal financial officer)