Form 10-Q
period 2021-03-31
TCG BDC, INC.
filed 2021-05-04
CIK 1544206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period                      to
Commission File No. 814-00995

TCG BDC, INC.
(Exact name of Registrant as specified in its charter)

Maryland	80-0789789
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

One Vanderbilt Avenue, Suite 3400, New York, NY 10017	(212) 813-4900
(Address of principal executive office) (Zip Code)	(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common stock, $0.01 par value	CGBD	The Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding at May 3, 2021 was 54,649,010.

TCG BDC, INC.

TCG BDC, INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollar amounts in thousands, except per share data)

	March 31, 2021	December 31, 2020
ASSETS	(unaudited)
Investments, at fair value
Investments—non-controlled/non-affiliated, at fair value (amortized cost of $1,575,395 and $1,574,182, respectively)	$1,528,400	$1,509,271
Investments—non-controlled/affiliated, at fair value (amortized cost of $38,395 and $37,571, respectively)	27,650	26,180
Investments—controlled/affiliated, at fair value (amortized cost of $311,202 and $311,213, respectively)	285,584	290,298
Total investments, at fair value (amortized cost of $1,924,992 and $1,922,966, respectively)	1,841,634	1,825,749
Cash and cash equivalents	35,493	68,419
Receivable for investment sold/repaid	1,192	4,313
Deferred financing costs	3,502	3,633
Interest receivable from non-controlled/non-affiliated investments	12,948	12,634
Interest receivable from non-controlled/affiliated investments	580	569
Interest and dividend receivable from controlled/affiliated investments	7,925	6,480
Prepaid expenses and other assets	813	816
Total assets	$1,904,087	$1,922,613
LIABILITIES
Secured borrowings (Note 7)	$309,397	$347,949
2015-1 Notes payable, net of unamortized debt issuance costs of $2,602 and $2,664, respectively (Note 8)	446,598	446,536
Senior Notes, net of unamortized debt issuance costs of $520 and $562, respectively (Note 8)	189,480	189,438
Payable for investments purchased	12,818	809
Interest and credit facility fees payable (Notes 7 and 8)	2,427	2,439
Dividend payable (Note 10)	20,280	19,892
Base management and incentive fees payable (Note 4)	11,047	11,549
Administrative service fees payable (Note 4)	202	85
Other accrued expenses and liabilities	1,318	2,553
Total liabilities	993,567	1,021,250
Commitments and contingencies (Notes 9 and 12)
EQUITY
NET ASSETS
Cumulative convertible preferred stock, $0.01 par value; 2,000,000 and 2,000,000 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	50,000	50,000
Common stock, $0.01 par value; 198,000,000 shares authorized; 54,809,262 and 55,320,309 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	548	553
Paid-in capital in excess of par value	1,075,871	1,081,436
Offering costs	(1,633)	(1,633)
Total distributable earnings (loss)	(214,266)	(228,993)
Total net assets	$910,520	$901,363
NET ASSETS PER COMMON SHARE	$15.70	$15.39
The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollar amounts in thousands, except per share data)
(unaudited)

	For the three month periods ended
	March 31, 2021	March 31, 2020
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$31,756	$41,465
Other income	1,467	2,344
Total investment income from non-controlled/non-affiliated investments	33,223	43,809
From non-controlled/affiliated investments:
Interest income	38	—
Other income	3	—
Total investment income from non-controlled/affiliated investments	41	—
From controlled/affiliated investments:
Interest income	56	3,236
Dividend income	7,528	3,500
Total investment income from controlled/affiliated investments	7,584	6,736
Total investment income	40,848	50,545
Expenses:
Base management fees (Note 4)	6,800	7,386
Incentive fees (Note 4)	4,257	5,086
Professional fees	691	667
Administrative service fees (Note 4)	282	106
Interest expense (Notes 7 and 8)	6,975	12,179
Credit facility fees (Note 7)	519	590
Directors’ fees and expenses	116	96
Other general and administrative	405	411
Total expenses	20,045	26,521
Net investment income (loss) before taxes	20,803	24,024
Excise tax expense	124	52
Net investment income (loss)	20,679	23,972
Net realized gain (loss) and net change in unrealized appreciation (depreciation):
Net realized gain (loss) on investments:
Non-controlled/non-affiliated investments	1,672	(1,697)
Non-controlled/affiliated investments	1	—
Currency gains (losses) on non-investment assets and liabilities	(82)	(150)
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliated investments	17,916	(117,042)
Non-controlled/affiliated investments	646	—
Controlled/affiliated investments	(4,703)	(28,521)
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	(225)	2,338
Net realized and unrealized gain (loss) on investments and non-investment assets and liabilities	15,225	(145,072)
Net increase (decrease) in net assets resulting from operations	35,904	(121,100)
Preferred stock dividend	875	—
Net increase (decrease) in net assets resulting from operations attributable to Common Stockholders	$35,029	$(121,100)
Basic and diluted earnings per common share (Note 10)
Basic	$0.65	$(2.12)
Diluted	$0.60	$(2.12)
Weighted-average shares of common stock outstanding (Note 10)
Basic	55,039,010	57,112,193
Diluted	60,306,312	57,112,193
The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollar amounts in thousands)
(unaudited)

	For the three month periods ended
	March 31, 2021	March 31, 2020
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$20,679	$23,972
Net realized gain (loss)	1,591	(1,847)
Net change in unrealized appreciation (depreciation) on investments	13,859	(145,563)
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	(225)	2,338
Net increase (decrease) in net assets resulting from operations	35,904	(121,100)
Capital transactions:
Repurchase of common stock	(5,570)	(16,003)
Dividends declared on preferred and common stock (Note 10)	(21,177)	(20,834)
Net increase (decrease) in net assets resulting from capital share transactions	(26,747)	(36,757)
Net increase (decrease) in net assets	9,157	(157,937)
Net Assets at beginning of period	901,363	956,471
Net Assets at end of period	$910,520	$798,534

The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollar amounts in thousands)
(unaudited)

	For the three month periods ended
	March 31, 2021	March 31, 2020
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$35,904	$(121,100)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	253	305
Net accretion of discount on investments	(2,026)	(2,586)
Paid-in-kind interest	(2,025)	(179)
Net realized (gain) loss on investments	(1,673)	1,697
Net realized currency (gain) loss on non-investment assets and liabilities	82	150
Net change in unrealized (appreciation) depreciation on investments	(13,859)	145,563
Net change in unrealized currency (gains) losses on non-investment assets and liabilities	225	(2,338)
Cost of investments purchased and change in payable for investments purchased	(134,935)	(307,148)
Proceeds from sales and repayments of investments and change in receivable for investments sold/repaid	153,722	277,451
Changes in operating assets:
Interest receivable	(726)	(949)
Dividend receivable	(1,044)	500
Prepaid expenses and other assets	3	(270)
Changes in operating liabilities:
Interest and credit facility fees payable	(12)	(664)
Base management and incentive fees payable	(502)	(903)
Administrative service fees payable	117	21
Other accrued expenses and liabilities	(1,235)	239
Net cash provided by (used in) operating activities	32,269	(10,211)
Cash flows from financing activities:
Repurchase of common stock	(5,570)	(16,003)
Borrowings on SPV Credit Facility and Credit Facility	40,286	226,500
Repayments of SPV Credit Facility and Credit Facility	(79,000)	(139,443)
Debt issuance costs paid	(122)	(299)
Dividends paid in cash	(20,789)	(31,770)
Net cash provided by (used in) financing activities	(65,195)	38,985
Net increase (decrease) in cash and cash equivalents	(32,926)	28,774
Cash and cash equivalents, beginning of period	68,419	36,751
Cash and cash equivalents, end of period	$35,493	$65,525
Supplemental disclosures:
Interest paid during the period	$6,915	$12,647
Taxes, including excise tax, paid during the period	$626	$387
Dividends declared on preferred stock and common stock during the period	$21,177	$20,834

The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2021
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (64.8% of fair value)
Advanced Web Technologies Holding Company	^*	(2)(3)(13)	Containers, Packaging & Glass	L + 6.00%	7.00%	12/17/2020	12/17/2026	$6,125	$5,949	$6,152	0.68%
Airnov, Inc.	^*	(2)(3)	Containers, Packaging & Glass	L + 5.25%	6.25%	12/20/2019	12/19/2025	12,438	12,286	12,409	1.36
Allied Universal Holdco LLC	^	(2)(3)	Business Services	L + 4.25%	4.44%	2/17/2021	7/10/2026	500	502	498	0.05
Alpha Packaging Holdings, Inc.	^*	(2)(3)	Containers, Packaging & Glass	L + 6.00%	7.00%	6/26/2015	11/12/2021	2,765	2,765	2,765	0.30
Alpine SG, LLC	*	(2)(3)	High Tech Industries	L + 5.75%	6.75%	2/2/2018	11/16/2022	10,890	10,842	10,722	1.18
Alpine SG, LLC	^	(2)(3)	High Tech Industries	L + 8.50%	9.50%	7/24/2020	11/16/2022	1,618	1,583	1,618	0.18
Alpine SG, LLC	^*	(2)(3)	High Tech Industries	L + 6.50%	7.50%	11/2/2020	11/16/2022	10,749	10,489	10,661	1.17
Alpine SG, LLC	^	(2)(3)	High Tech Industries	L + 7.00%	8.00%	2/10/2021	11/16/2022	3,046	2,964	3,035	0.33
American Physician Partners, LLC	^*	(2)(3)(13)	Healthcare & Pharmaceuticals	L + 6.75%	7.75%	1/7/2019	12/21/2021	28,550	28,485	27,680	3.04
AMS Group HoldCo, LLC	^	(2)(3)(13)	Transportation: Cargo	L + 6.50%	7.50%	9/29/2017	9/29/2023	22,220	21,993	22,184	2.44
Analogic Corporation	^*	(2)(3)(13)	Capital Equipment	L + 5.25%	6.25%	6/22/2018	6/22/2024	2,356	2,328	2,341	0.27
Anchor Hocking, LLC	^	(2)(3)	Durable Consumer Goods	L + 11.75%	12.75%	1/25/2019	1/25/2024	4,190	4,108	4,060	0.45
Applied Technical Services, LLC	^	(2)(3)(13)	Business Services	L + 5.75%	6.75%	12/29/2020	12/29/2026	394	382	392	0.04
Apptio, Inc.	^	(2)(3)(13)	Software	L + 7.25%	8.25%	1/10/2019	1/10/2025	6,131	6,026	6,188	0.68
At Home Holding III, Inc.	^	(2)(3)(7)	Retail	L + 9.00%	10.00%	6/12/2020	7/27/2022	852	838	852	0.09
Aurora Lux FinCo S.Á.R.L. (Luxembourg)	^*	(2)(3)(7)	Software	L + 6.00%	7.00%	12/24/2019	12/24/2026	32,736	32,037	29,620	3.25
Avenu Holdings, LLC	*	(2)(3)	Sovereign & Public Finance	L + 5.25%	6.25%	9/28/2018	9/28/2024	13,650	13,518	13,650	1.50
Barnes & Noble, Inc.	^	(2)(3)(11)	Retail	L + 5.50%	6.50%	8/7/2019	8/7/2024	16,521	16,225	15,615	1.71
BlueCat Networks, Inc. (Canada)	*	(2)(3)(7)	High Tech Industries	L + 6.25%	7.25%	10/30/2020	10/30/2026	11,468	11,250	11,460	1.26
BMS Holdings III Corp.	*	(2)(3)	Construction & Building	L + 5.25%	6.25%	9/30/2019	9/30/2026	1,592	1,559	1,578	0.17
Captive Resources Midco, LLC	^*	(2)(3)(13)	Banking, Finance, Insurance & Real Estate	L + 5.75%	6.75%	6/30/2015	5/31/2025	10,407	10,262	10,515	1.15
Central Security Group, Inc.	^*	(2)(3)	Consumer Services	L + 6.00%	7.00%	10/16/2020	10/16/2025	9,254	9,254	8,589	0.94
Chartis Holding, LLC	^*	(2)(3)(13)	Business Services	L + 5.25%	6.25%	5/1/2019	5/1/2025	16,229	15,948	16,229	1.78
Chemical Computing Group ULC (Canada)	^*	(2)(3)(7)(13)	Software	L + 5.00%	6.00%	8/30/2018	8/30/2023	470	469	470	0.05
CircusTrix Holdings, LLC	^*	(2)(3)	Hotel, Gaming & Leisure	L + 8.00% (100% PIK)	9.00%	2/2/2018	1/16/2024	10,400	10,368	8,597	0.94
CircusTrix Holdings, LLC	^	(2)(3)(13)	Hotel, Gaming & Leisure	L + 8.00% (100% PIK)	9.00%	1/8/2021	7/16/2023	346	289	347	0.04
Cobblestone Intermediate Holdco LLC	^	(2)(3)	Consumer Services	L + 5.50%	6.50%	1/29/2020	1/29/2026	728	722	732	0.09
Comar Holding Company, LLC	^*	(2)(3)(13)	Containers, Packaging & Glass	L + 5.50%	6.50%	6/18/2018	6/18/2024	24,050	23,676	24,050	2.64

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2021
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Cority Software Inc. (Canada)	^*	(2)(3)(7)(13)	Software	L + 5.25%	6.25%	7/2/2019	7/2/2026	$10,595	$10,384	$10,657	1.17%
Cority Software Inc. (Canada)	^	(2)(3)(7)	Software	L + 7.25%	8.25%	9/3/2020	7/2/2026	1,893	1,841	1,934	0.21
DCA Investment Holding, LLC	^	(2)(3)(13)	Healthcare & Pharmaceuticals	L + 6.25%	7.00%	3/11/2021	3/12/2027	9,936	9,752	9,750	1.07
Derm Growth Partners III, LLC	^	(2)(3)(8)	Healthcare & Pharmaceuticals	L + 6.25%	7.25%	5/31/2016	5/31/2022	56,192	54,793	31,967	3.51
DermaRite Industries, LLC	^*	(2)(3)(13)	Healthcare & Pharmaceuticals	L + 6.75%	7.75%	3/3/2017	3/3/2022	18,669	18,604	17,945	1.97
Designer Brands Inc.	^	(2)(3)(7)	Retail	L + 8.50%	9.75%	8/7/2020	8/7/2025	17,728	17,330	17,426	1.91
Diligent Corporation	^	(2)(3)(13)	Telecommunications	L + 6.25%	7.25%	8/4/2020	8/4/2025	577	560	582	0.06
DTI Holdco, Inc.	*	(2)(3)	High Tech Industries	L + 4.75%	5.75%	12/18/2018	9/30/2023	1,949	1,878	1,867	0.21
Emergency Communications Network, LLC	^*	(2)(3)	Telecommunications	L + 2.625%, 5.125% PIK	8.75%	6/1/2017	6/1/2023	24,619	24,529	21,520	2.36
Ensono, LP	*	(2)(3)	Telecommunications	L + 5.25%	5.36%	4/30/2018	6/27/2025	2,152	2,137	2,136	0.23
Ensono, LP	^*	(2)(3)	Telecommunications	L + 5.75%	5.86%	6/25/2020	6/27/2025	18,085	17,968	17,995	1.98
Ethos Veterinary Health LLC	^	(2)(3)(13)	Consumer Services	L + 4.75%	4.86%	5/17/2019	5/15/2026	2,606	2,565	2,572	0.28
EvolveIP, LLC	^*	(2)(3)(13)	Telecommunications	L + 5.75%	6.75%	11/26/2019	6/7/2023	25,798	25,746	25,798	2.83
Frontline Technologies Holdings, LLC	^*	(2)(3)	Software	L + 5.75%	6.75%	9/18/2017	9/18/2023	3,091	3,075	3,118	0.34
FWR Holding Corporation	^*	(2)(3)(13)	Beverage, Food & Tobacco	L + 5.50%, 1.50% PIK	8.00%	8/21/2017	8/21/2023	34,622	34,274	31,628	3.47
Greenhouse Software, Inc.	^	(2)(3)(13)	Software	L + 6.50%	7.50%	3/1/2021	3/1/2027	15,196	14,824	14,821	1.63
Hawkeye AcquisitionCo, LLC	^*	(2)(3)(13)	Aerospace & Defense	L + 6.75%	7.75%	3/1/2021	11/19/2026	6,109	5,890	5,887	0.65
Helios Buyer, Inc.	^*	(2)(3)(13)	Consumer Services	L + 6.00%	7.00%	12/15/2020	12/15/2026	9,364	9,081	9,301	1.02
Hercules Borrower LLC	^	(2)(3)(13)	Environmental Industries	L + 6.50%	7.50%	12/14/2020	12/14/2026	18,592	18,094	18,293	2.01
Higginbotham Insurance Agency, Inc.	^	(2)(3)(13)	Banking, Finance, Insurance & Real Estate	L + 5.75%	6.50%	11/25/2020	11/25/2026	3,902	3,830	3,930	0.43
iCIMS, Inc.	^	(2)(3)	Software	L + 6.50%	7.50%	9/12/2018	9/12/2024	1,671	1,648	1,679	0.18
Individual FoodService Holdings, LLC	^	(2)(3)(13)	Wholesale	L + 6.25%	7.25%	2/21/2020	11/22/2025	3,902	3,817	3,837	0.42
Individual FoodService Holdings, LLC	^	(2)(3)(13)	Wholesale	L + 6.25%	7.25%	12/31/2020	11/22/2025	2,207	2,150	2,177	0.25
Integrity Marketing Acquisition, LLC	^	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 5.75%	6.75%	1/15/2020	8/27/2025	4,958	4,897	5,004	0.55
K2 Insurance Services, LLC	^*	(2)(3)(13)	Banking, Finance, Insurance & Real Estate	L + 5.00%	6.00%	7/3/2019	7/1/2024	18,603	18,298	18,631	2.05
Kaseya, Inc.	^	(2)(3)(13)	High Tech Industries	L + 4.00%, 3.00% PIK	8.00%	5/3/2019	5/2/2025	15,714	15,466	15,714	1.73
Legacy.com, Inc.	^	(2)(3)(11)	High Tech Industries	L + 6.00%	7.00%	3/20/2017	3/20/2023	17,066	16,905	15,992	1.76
Lifelong Learner Holdings, LLC	^*	(2)(3)(13)	Business Services	L + 5.75%	6.75%	10/18/2019	10/18/2026	23,756	23,315	21,927	2.41

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2021
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Liqui-Box Holdings, Inc.	^	(2)(3)(13)	Containers, Packaging & Glass	L + 4.50%	5.50%	6/3/2019	6/3/2024	$1,718	$1,698	$1,492	0.16%
Mailgun Technologies, Inc.	^	(2)(3)(13)	High Tech Industries	L + 5.00%	6.00%	3/26/2019	3/26/2025	3,248	3,180	3,206	0.35
National Technical Systems, Inc.	^	(2)(3)(13)	Aerospace & Defense	L + 5.50%	6.50%	10/28/2020	6/12/2023	1,175	1,152	1,175	0.13
NES Global Talent Finance US, LLC (United Kingdom)	^*	(2)(3)(7)	Energy: Oil & Gas	L + 5.50%	6.50%	5/9/2018	5/11/2023	9,764	9,681	9,507	1.04
NMI AcquisitionCo, Inc.	^*	(2)(3)(13)	High Tech Industries	L + 5.00%	6.00%	9/6/2017	9/6/2023	40,650	40,382	40,814	4.48
Paramit Corporation	^*	(2)(3)	Capital Equipment	L + 4.50%	5.50%	5/3/2019	5/3/2025	5,213	5,176	5,184	0.57
Paramit Corporation	^	(2)(3)(13)	Capital Equipment	L + 5.25%	6.25%	11/24/2020	5/3/2025	3,029	2,918	3,029	0.34
PF Growth Partners, LLC	^*	(2)(3)(13)	Hotel, Gaming & Leisure	L + 7.00%	8.00%	7/1/2019	7/11/2025	7,276	7,185	6,842	0.75
Plano Molding Company, LLC	^	(2)(3)	Hotel, Gaming & Leisure	L + 7.50%, 1.50% PIK	10.00%	5/1/2015	5/12/2022	14,711	14,701	13,655	1.50
Plano Molding Company, LLC	^	(2)(3)	Hotel, Gaming & Leisure	L + 7.50%, 1.50% PIK	10.00%	8/7/2020	5/12/2022	1,082	1,076	1,082	0.12
PPC Flexible Packaging, LLC	^*	(2)(3)(13)	Containers, Packaging & Glass	L + 5.50%	6.50%	11/23/2018	11/23/2024	11,508	11,409	11,508	1.26
PPT Management Holdings, LLC	^	(2)(3)	Healthcare & Pharmaceuticals	L + 6.00%, 2.50% PIK	9.50%	12/15/2016	12/16/2022	28,081	28,011	23,678	2.60
PricewaterhouseCoopers Public Sector LLP	^	(2)(3)(13)	Aerospace & Defense	L + 3.25%	3.44%	5/1/2018	5/1/2023	—	(66)	(19)	0.01
Product Quest Manufacturing, LLC	^	(2)(3)(8)	Containers, Packaging & Glass	L + 6.75%	10.00%	9/21/2017	3/31/2021	840	840	423	0.05
Propel Insurance Agency, LLC	^	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 5.00%	6.00%	6/1/2018	6/1/2024	2,333	2,322	2,324	0.26
Prophix Software Inc. (Canada)	^	(2)(3)(7)(13)	Software	L + 6.50%	7.50%	2/1/2021	2/1/2026	10,963	10,710	10,704	1.18
QW Holding Corporation	^*	(2)(3)	Environmental Industries	L + 5.75%	6.75%	8/31/2016	8/31/2022	43,007	42,711	40,913	4.49
Redwood Services Group, LLC	*	(2)(3)	High Tech Industries	L + 6.00%	7.00%	11/13/2018	6/6/2023	5,030	5,007	5,030	0.56
Redwood Services Group, LLC	*	(2)(3)	High Tech Industries	L + 8.50%	9.50%	8/14/2020	6/6/2023	3,466	3,383	3,515	0.39
Redwood Services Group, LLC	^*	(2)(3)(13)	High Tech Industries	L + 7.25%	8.25%	10/19/2020	6/6/2023	14,566	14,265	14,702	1.61
Regency Entertainment, Inc.	^	(2)(3)	Media: Diversified & Production	L + 6.75%	7.75%	5/22/2020	10/22/2025	20,000	19,652	19,652	2.16
Reladyne, Inc.	*	(2)(3)	Wholesale	L + 5.00%	6.00%	8/21/2020	7/22/2022	10,100	10,030	10,061	1.10
Riveron Acquisition Holdings, Inc.	*	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 5.75%	6.75%	5/22/2019	5/22/2025	11,488	11,321	11,603	1.27
RSC Acquisition, Inc.	^	(2)(3)(13)	Banking, Finance, Insurance & Real Estate	L + 5.50%	6.50%	11/1/2019	11/1/2026	6,068	5,961	6,100	0.67
Sapphire Convention, Inc.	^*	(2)(3)(13)	Telecommunications	L + 6.25%	7.25%	11/20/2018	11/20/2025	29,378	28,930	24,547	2.70
Smile Doctors, LLC	^*	(2)(3)(13)	Healthcare & Pharmaceuticals	L + 6.00%	7.00%	10/6/2017	10/6/2022	16,887	16,838	16,887	1.84
Southern Graphics, Inc.	^	(2)(3)(11)	Media: Advertising, Printing & Publishing	L + 6.50%	7.50%	10/30/2020	10/23/2023	9,959	9,781	9,950	1.09
Sovos Brands Intermediate, Inc.	^*	(2)(3)	Beverage, Food & Tobacco	L + 4.75%	4.98%	11/16/2018	11/20/2025	12,292	12,200	12,226	1.34

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2021
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
SPay, Inc.	^*	(2)(3)(13)	Hotel, Gaming & Leisure	L + 2.30%, 6.95% PIK	10.25%	6/15/2018	6/17/2024	$21,730	$21,480	$18,273	2.01%
Speedstar Holding, LLC	^*	(2)(3)(13)	Automotive	L + 7.00%	8.00%	1/22/2021	1/22/2027	27,432	26,824	26,813	2.94
Superior Health Linens, LLC	^*	(2)(3)(13)	Business Services	L + 6.50%	7.50%	9/30/2016	9/30/2021	12,837	12,812	12,821	1.41
T2 Systems, Inc.	^*	(2)(3)(13)	Transportation: Consumer	L + 6.75%	7.75%	9/28/2016	9/28/2022	26,536	26,321	26,535	2.90
TCFI Aevex LLC	^*	(2)(3)(13)	Aerospace & Defense	L + 6.00%	7.00%	3/18/2020	3/18/2026	9,668	9,487	9,651	1.06
The Leaders Romans Bidco Limited (United Kingdom) Term Loan B	^	(2)(3)(7)	Banking, Finance, Insurance & Real Estate	L + 6.75%, 3.50% PIK	11.00%	7/23/2019	6/30/2024	£20,739	25,444	28,520	3.13
The Leaders Romans Bidco Limited (United Kingdom) Term Loan C	^	(2)(3)(7)(13)	Banking, Finance, Insurance & Real Estate	L + 6.75%, 3.50% PIK	11.00%	7/23/2019	6/30/2024	£4,991	7,363	8,945	0.98
Trump Card, LLC	^*	(2)(3)(13)	Transportation: Cargo	L + 5.50%	6.50%	6/26/2018	4/21/2022	7,734	7,716	7,634	0.84
TSB Purchaser, Inc.	^*	(2)(3)(13)	Media: Advertising, Printing & Publishing	L + 6.00%	7.00%	5/14/2018	5/14/2024	18,618	18,328	18,518	2.03
Turbo Buyer, Inc.	^*	(2)(3)(13)	Automotive	L + 5.50%	6.50%	12/2/2019	12/2/2025	24,262	23,730	24,527	2.69
Tweddle Group, Inc.	^	(2)(3)	Media: Advertising, Printing & Publishing	L + 4.50%	5.50%	9/17/2018	9/17/2023	1,710	1,694	1,536	0.17
Unifrutti Financing PLC (Cyprus)	^	(7)	Beverage, Food & Tobacco	7.50%, 1.00% PIK	8.50%	9/15/2019	9/15/2026	€4,598	4,866	5,325	0.57
Unifrutti Financing PLC (Cyprus)	^	(7)	Beverage, Food & Tobacco	11.00% PIK	11.00%	10/22/2020	9/15/2026	€679	762	786	0.09
US INFRA SVCS Buyer, LLC	^	(2)(3)(13)	Environmental Industries	L + 6.00%	7.00%	4/13/2020	4/13/2026	4,066	3,531	3,658	0.40
USLS Acquisition, Inc.	^*	(2)(3)(13)	Business Services	L + 5.75%	6.75%	11/30/2018	11/30/2024	21,393	21,089	20,124	2.21
USLS Acquisition, Inc.	^	(2)(3)(13)	Business Services	L + 5.75%	6.75%	9/3/2020	11/30/2024	—	(21)	—	—
VRC Companies, LLC	^*	(2)(3)(13)	Business Services	L + 6.50%	7.50%	3/31/2017	3/31/2023	33,201	32,989	32,504	3.57
Westfall Technik, Inc.	^*	(2)(3)(13)	Chemicals, Plastics & Rubber	L + 6.25%	7.25%	9/13/2018	9/13/2024	27,656	27,408	26,389	2.90
Wheel Pros, LLC	*	(2)(3)	Automotive	L + 5.25%	6.25%	11/18/2020	11/6/2027	3,267	3,188	3,251	0.36
YLG Holdings, Inc.	^	(2)(3)(13)	Consumer Services	L + 6.25%	7.25%	9/30/2020	11/1/2025	1,626	1,570	1,613	0.18
Zemax Software Holdings, LLC	^*	(2)(3)(13)	Software	L + 5.75%	6.75%	6/25/2018	6/25/2024	6,271	6,207	6,159	0.68
Zenith Merger Sub, Inc.	^*	(2)(3)(13)	Business Services	L + 5.25%	6.25%	12/13/2017	12/13/2023	13,603	13,499	13,579	1.49
First Lien Debt Total									$1,237,509	$1,194,048	131.14%

Second Lien Debt (16.3% of fair value)
AI Convoy S.A.R.L (United Kingdom)	^	(2)(3)(7)	Aerospace & Defense	L + 8.25%	9.25%	1/17/2020	1/17/2028	$24,814	$24,318	$25,717	2.82%
Aimbridge Acquisition Co., Inc.	^	(2)(3)	Hotel, Gaming & Leisure	L + 7.50%	7.62%	2/1/2019	2/1/2027	9,241	9,109	8,197	0.90
AQA Acquisition Holdings, Inc.	^	(2)(3)	High Tech Industries	L + 7.50%	8.00%	3/3/2021	3/3/2029	40,000	39,007	39,000	4.29
Brave Parent Holdings, Inc.	^*	(2)(3)	Software	L + 7.50%	7.61%	10/3/2018	4/19/2026	19,062	18,725	19,062	2.09

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2021
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Drilling Info Holdings, Inc.	^	(2)(3)	Energy: Oil & Gas	L + 8.25%	8.36%	2/11/2020	7/30/2026	$18,600	$18,161	$18,739	2.06%
Jazz Acquisition, Inc.	^	(2)(3)	Aerospace & Defense	L + 8.00%	8.11%	6/13/2019	6/18/2027	23,450	23,159	18,762	2.06
Outcomes Group Holdings, Inc.	^*	(2)(3)	Business Services	L + 7.50%	7.70%	10/23/2018	10/26/2026	1,731	1,727	1,731	0.19
PAI Holdco, Inc.	^	(2)(3)	Automotive	L + 6.25%, 2.00% PIK	9.25%	10/28/2020	10/28/2028	13,599	13,210	13,480	1.48
Peraton Corp.	^	(2)(3)	Aerospace & Defense	L + 7.75%	8.50%	2/24/2021	2/1/2029	12,300	12,115	12,115	1.33
Quartz Holding Company	^	(2)(3)	Software	L + 8.00%	8.11%	4/2/2019	4/2/2027	7,048	6,934	7,118	0.78
Reladyne, Inc.	^	(2)(3)	Wholesale	L + 9.50%	10.50%	4/19/2018	1/21/2023	12,242	12,145	11,834	1.30
Stonegate Pub Company Bidco Limited (United Kingdom)	^	(2)(3)(7)	Beverage, Food & Tobacco	L + 8.50%	8.54%	3/12/2020	3/12/2028	£20,000	24,743	22,976	2.52
Tank Holding Corp.	^*	(2)(3)	Capital Equipment	L + 8.25%	8.36%	3/26/2019	3/26/2027	35,965	35,489	36,214	3.98
TruGreen Limited Partnership	^	(2)(3)	Consumer Services	L + 8.50%	9.25%	11/16/2020	11/2/2028	13,000	12,752	13,003	1.43
Ultimate Baked Goods MIDCO, LLC	^	(2)(3)	Beverage, Food & Tobacco	L + 8.00%	9.00%	8/9/2018	8/9/2026	2,820	2,777	2,600	0.29
Watchfire Enterprises, Inc.	^	(2)(3)	Media: Advertising, Printing & Publishing	L + 8.00%	9.00%	10/2/2013	10/2/2021	7,000	6,990	6,947	0.76
World 50, Inc.	^	(9)	Business Services	11.50%	11.50%	1/10/2020	1/9/2027	7,635	7,503	7,561	0.83
WP CPP Holdings, LLC	^*	(2)(3)	Aerospace & Defense	L + 7.75%	8.75%	7/18/2019	4/30/2026	39,500	39,184	34,266	3.77
Second Lien Debt Total									$308,048	$299,322	32.87%

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (1.9% of fair value)
ANLG Holdings, LLC	^	(6)	Capital Equipment	6/22/2018	592	$592	$803	0.09%
Avenu Holdings, LLC	^	(6)	Sovereign & Public Finance	9/28/2018	172	172	479	0.05
BK Intermediate Company, LLC	^	(6)	Healthcare & Pharmaceuticals	5/27/2020	288	288	266	0.03
Central Security Group, Inc.	^*	(6)	Consumer Services	10/16/2020	443	—	—	—
Chartis Holding, LLC	^	(6)	Business Services	5/1/2019	433	433	733	0.08
CIP Revolution Holdings, LLC	^	(6)	Media: Advertising, Printing & Publishing	8/19/2016	318	318	250	0.03
Cority Software Inc. (Canada)	^	(6)	Software	7/2/2019	250	250	312	0.03
DecoPac, Inc.	^	(6)	Non-durable Consumer Goods	9/29/2017	1,500	1,500	1,557	0.17
Derm Growth Partners III, LLC	^	(6)	Healthcare & Pharmaceuticals	5/31/2016	1,000	1,000	—	—
GRO Sub Holdco, LLC	^	(6)	Healthcare & Pharmaceuticals	3/29/2018	268	—	290	0.03
K2 Insurance Services, LLC	^	(6)	Banking, Finance, Insurance & Real Estate	7/3/2019	433	433	622	0.07

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2021
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Legacy.com, Inc.	^	(6)	High Tech Industries	3/20/2017	1,500	$1,500	$696	0.08%
Mailgun Technologies, Inc.	^	(6)	High Tech Industries	3/26/2019	424	424	784	0.09
North Haven Goldfinch Topco, LLC	^	(6)	Containers, Packaging & Glass	6/18/2018	2,315	2,315	3,199	0.35
Paramit Corporation	^	(6)	Capital Equipment	6/17/2019	150	500	760	0.08
PPC Flexible Packaging, LLC	^	(6)	Containers, Packaging & Glass	2/1/2019	965	965	1,483	0.16
Rough Country, LLC	^	(6)	Durable Consumer Goods	5/25/2017	755	490	1,511	0.17
T2 Systems Parent Corporation	^	(6)	Transportation: Consumer	9/28/2016	556	556	677	0.07
Tailwind HMT Holdings Corp.	^	(6)	Energy: Oil & Gas	11/17/2017	22	1,558	2,023	0.22
Tank Holding Corp.	^	(6)	Capital Equipment	3/26/2019	850	482	944	0.10
Titan DI Preferred Holdings, Inc.	^	(6)	Energy: Oil & Gas	2/11/2020	11,620	11,345	11,620	1.28
Turbo Buyer, Inc.	^	(6)	Automotive	12/2/2019	1,925	1,925	2,601	0.29
Tweddle Holdings, Inc.	^*	(6)	Media: Advertising, Printing & Publishing	9/17/2018	17	—	—	—
Unifrutti Financing PLC (Cyprus)	^	(6)	Beverage, Food & Tobacco	10/22/2020	—	424	421	0.05
Unifrutti Financing PLC (Cyprus)	^	(6)	Beverage, Food & Tobacco	10/22/2020	—	133	148	0.02
USLS Acquisition, Inc.	^	(6)	Business Services	11/30/2018	641	641	570	0.06
W50 Parent LLC	^	(6)	Business Services	1/10/2020	500	500	672	0.07
Zenith American Holding, Inc.	^	(6)	Business Services	12/13/2017	1,564	782	1,441	0.16
Zillow Topco LP	^	(6)	Software	6/25/2018	313	312	168	0.02
Equity Investments Total						$29,838	$35,030	3.85%
Total investments—non-controlled/non-affiliated						$1,575,395	$1,528,400	167.86%

Investments—non-controlled/affiliated		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (1.5% of fair value)
Direct Travel, Inc.	^*	(2)(3)(8)(12)	Hotel, Gaming & Leisure	L + 1.00%, 7.50% PIK	9.50%	10/14/2016	10/1/2023	$36,839	$36,218	$25,473	2.80%
Direct Travel Inc.	^	(2)(3)(12)(13)	Hotel, Gaming & Leisure	L + 6.00%	7.00%	10/1/2020	10/1/2023	2,177	2,177	2,177	0.24
First Lien Debt Total									$38,395	$27,650	3.04%

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2021
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/affiliated		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (0.0% of fair value)
Direct Travel, Inc.	^	(6)(12)	Hotel, Gaming & Leisure	10/1/2020	43	$—	$—	—%
Equity Investments Total						$—	$—	—%
Total investments—non-controlled/affiliated						$38,395	$27,650	3.04%

Investments—controlled/affiliated		Footnotes	Industry	Reference Rate & Spread(2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (0.3% of fair value)
SolAero Technologies Corp. (A1 Term Loan)	^	(2)(3)(8)(10)	Telecommunications	L + 8.00% (100% PIK)	9.00%	4/12/2019	10/12/2022	$3,166	$3,166	$670	0.07%
SolAero Technologies Corp. (A2 Term Loan)	^	(2)(3)(8)(10)	Telecommunications	L + 8.00% (100% PIK)	9.00%	4/12/2019	10/12/2022	8,707	8,707	1,843	0.20
SolAero Technologies Corp. (Priority Facilities)	^	(2)(3)(10)(13)	Telecommunications	L + 6.00%	7.00%	4/12/2019	10/12/2022	2,442	2,417	2,442	0.27
First Lien Debt Total									$14,290	$4,955	0.54%

Investments—controlled/affiliated		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (0.0% of fair value)
SolAero Technologies Corp.	^	(6)(10)	Telecommunications	4/12/2019	3	$2,815	$—	—%
Equity Investments Total						$2,815	$—	—%

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2021
(dollar amounts in thousands)
(unaudited)

Investments—controlled/affiliated		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par Amount/ LLC Interest **	Cost	Fair Value (5)	% of Net Assets
Investment Funds (15.2% of fair value)
Middle Market Credit Fund II, LLC, Member's Interest	^	(7)(10)	Investment Funds	N/A	—%	11/3/2020	12/31/2030	$78,122	$78,096	$77,934	8.56%
Middle Market Credit Fund, LLC, Subordinated Loan and Member's Interest	^	(7)(10)	Investment Funds	N/A	—%	2/29/2016	12/31/2024	216,000	216,001	202,695	22.26
Middle Market Credit Fund, Mezzanine Loan	^	(2)(7)(9)(10)	Investment Funds	L + 9.00%	9.19%	6/30/2016	5/21/2022	—	—	—	—
Investment Fund Total									$294,097	$280,629	30.82%
Total investments—controlled/affiliated									$311,202	$285,584	31.37%
Total Investments									$1,924,992	$1,841,634	202.26%
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
(1)Unless otherwise indicated, issuers of debt and equity investments held by the Company are domiciled in the United States. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of March 31, 2021, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of March 31, 2021, the Company is not an “affiliated person” of any of these portfolio companies. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of March 31, 2021. As of March 31, 2021, the reference rates for our variable rate loans were the 30-day LIBOR at 0.11%, the 90-day LIBOR at 0.19% and the 180-day LIBOR at 0.21%.
(3)Loan includes interest rate floor feature, which is generally 1.00%.
(4)Amortized cost represents original cost, including origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion/amortization of discounts/premiums, as applicable, on debt investments using the effective interest method.
(5)Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (see Note 2, Significant Accounting Policies, and Note 3, Fair Value Measurements), pursuant to the Company’s valuation policy. The fair value of all first lien and second lien debt investments, equity investments and the investment funds was determined using significant unobservable inputs.
(6)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of March 31, 2021, the aggregate fair value of these securities is $35,030, or 3.85% of the Company’s net assets.
(7)The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(8)Loan was on non-accrual status as of March 31, 2021.
(9)Represents a corporate mezzanine loan, which is subordinated to senior secured term loans of the portfolio company/investment fund.

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2021
(dollar amounts in thousands)
(unaudited)
(10)Under the Investment Company Act, the Company is deemed to be an “affiliated person” of and “control” this investment fund because the Company owns more than 25% of the investment fund’s outstanding voting securities and/or has the power to exercise control over management or policies of such investment fund. See Note 5, Middle Market Credit Fund, LLC, and Note 6, Middle Market Credit Fund II, LLC, for more details. Transactions related to investments in controlled affiliates for the three month period ended March 31, 2021, were as follows:

Investments—controlled/affiliated	Fair Value as of December 31, 2020	Additions/Purchases	Reductions/Sales/ Paydowns	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of March 31, 2021	Dividend and Interest Income
Middle Market Credit Fund, LLC, Mezzanine Loan	$—	$—	$—	$—	$—	$—	$—
Middle Market Credit Fund, LLC, Subordinated Loan and Member’s Interest	205,891	—	—	—	(3,196)	202,695	5,000
Middle Market Credit Fund II LLC, Member's Interest	77,395	—	—	—	539	77,934	2,524
Total investments—controlled/affiliated	$283,286	$—	$—	$—	$(2,657)	$280,629	$7,524

Investments—controlled/affiliated	Fair Value as of December 31, 2020	Additions/Purchases	Reductions/Sales/ Paydowns	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of March 31, 2021	Dividend and Interest Income
SolAero Technologies Corp. (Priority Term Loan)	$2,640	$—	$(18)	$—	$—	$2,622	$56
SolAero Technologies Corp. (A1 Term Loan)	1,214	—	—	—	(544)	670	—
SolAero Technologies Corp. (A2 Term Loan)	3,338	—	—	—	(1,495)	1,843	—
Solaero Technology Corp. (Equity)	—	—	—	—	—	—	—
Total investments—controlled/affiliated	$7,192	$—	$(18)	$—	$(2,039)	$5,135	$56

(11)     In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company is entitled to receive additional interest as a result of an agreement among lenders as follows: Barnes & Noble, Inc. (1.83%), Southern Graphics, Inc. (1.71%), and Legacy.com Inc. (3.90%). Pursuant to the agreement among lenders in respect of this loan, this investment represents a first lien/last out loan, which has a secondary priority behind the first lien/first out loan with respect to principal, interest and other payments.
(12)    Under the Investment Company Act, the Company is deemed an "affiliated person" of this portfolio company because the Company owns 5% or more of the portfolio company's outstanding voting securities. Transactions related to the portfolio company during the three month period ended March 31, 2021were as follows:

Investments—non-controlled/affiliated	Fair Value as of December 31, 2020	Additions/Purchases	Reductions/Sales/ Paydowns	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of March 31, 2021	Dividend and Interest Income
Direct Travel, Inc.	$24,949	$—	$(123)	$1	$646	$25,473	$—
Direct Travel, Inc.	1,231	946	—	—	—	2,177	38
Direct Travel, Inc. (Equity)	—	—	—	—	—	—	—
Total investments—non-controlled/affiliated	$26,180	$946	$(123)	$1	$646	$27,650	$38

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2021
(dollar amounts in thousands)
(unaudited)
(13)As of March 31, 2021, the Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
First and Second Lien Debt—unfunded delayed draw and revolving term loans commitments
Advanced Web Technologies Holding Company	Delayed Draw	1.00%	$2,299	$6
Advanced Web Technologies Holding Company	Revolver	0.50	755	2
American Physician Partners, LLC	Revolver	0.50	550	(16)
AMS Group HoldCo, LLC	Revolver	0.50	2,315	(3)
Analogic Corporation	Revolver	0.50	168	(1)
Applied Technical Services	Delayed Draw	1.00	132	(1)
Applied Technical Services	Revolver	0.50	53	—
Apptio, Inc.	Revolver	0.50	1,420	11
Captive Resources Midco, LLC	Revolver	0.50	2,143	18
Chartis Holding, LLC	Delayed Draw	1.00	4,406	—
Chartis Holding, LLC	Revolver	0.50	2,401	—
Chemical Computing Group ULC (Canada)	Revolver	0.50	29	—
CircusTrix Holdings, LLC	Delayed Draw	1.00	287	—
Comar Holding Company, LLC	Revolver	0.50	2,935	—
Comar Holding Company, LLC	Delayed Draw	1.00	2,586	—
Cority Software Inc.(Canada)	Revolver	0.50	3,000	14
DCA Investment Holding, LLC	Delayed Draw	1.00	2,449	(37)
DermaRite Industries, LLC	Revolver	0.50	2,234	(78)
Diligent Corporation	Delayed Draw	1.00	141	1
Diligent Corporation	Revolver	0.50	47	—
Direct Travel, Inc.	Delayed Draw	0.50	2,083	—
Ethos Veterinary Health LLC	Delayed Draw	1.00	2,696	(17)
EvolveIP, LLC	Delayed Draw	1.00	3,333	—
EvolveIP, LLC	Revolver	0.50	2,941	—
FWR Holding Corporation	Revolver	0.50	4,444	(340)
Greenhouse Software, Inc.	Revolver	0.50	1,471	(33)
Hawkeye AcquisitionCo, LLC	Delayed Draw	1.00	4,454	(89)
Hawkeye AcquisitionCo, LLC	Revolver	0.50	557	(11)
Helios Buyer, Inc.	Revolver	0.50	689	(3)
Helios Buyer, Inc.	Delayed Draw	1.00	4,672	(20)
Hercules Borrower LLC	Revolver	0.50	2,160	(31)
Higginbotham Insurance Agency, Inc.	Delayed Draw	1.00	1,098	6
Individual FoodService Holdings, LLC	Revolver	0.50	607	(8)
Individual FoodService Holdings, LLC	Delayed Draw	1.00	584	(7)
Individual FoodService Holdings, LLC	Delayed Draw	1.00	149	(2)

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2021
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
K2 Insurance Services, LLC	Revolver	0.50	2,290	3
K2 Insurance Services, LLC	Delayed Draw	1.00	1,571	2
Kaseya, Inc.	Delayed Draw	1.00	1,111	—
Kaseya, Inc.	Revolver	0.50	787	—
Lifelong Learner Holdings, LLC	Delayed Draw	1.00	1,690	(115)
Lifelong Learner Holdings, LLC	Revolver	0.50	1,377	(94)
Liqui-Box Holdings, Inc.	Revolver	0.50	912	(79)
Mailgun Technologies, Inc.	Revolver	0.50	1,342	(12)
National Technical Systems, Inc.	Revolver	0.50	836	—
NMI AcquisitionCo, Inc.	Revolver	0.50	1,280	5
Paramit Corporation	Delayed Draw	1.00	2,931	—
PF Growth Partners, LLC	Delayed Draw	1.00	823	(44)
PPC Flexible Packaging, LLC	Revolver	0.50	685	—
PricewaterhouseCoopers Public Sector LLP	Revolver	0.50	6,250	(19)
Redwood Services Group, LLC	Delayed Draw	3.63	2,992	23
RSC Acquisition, Inc.	Revolver	0.50	462	2
Sapphire Convention, Inc.	Revolver	0.50	3,089	(460)
Smile Doctors, LLC	Revolver	0.50	707	—
SolAero Technologies Corp. (Priority Facilities)	Revolver	0.50	984	—
SolAero Technologies Corp. (Priority Facilities)	Revolver	0.50	1,084	—
SPay, Inc.	Revolver	0.50	648	(100)
Speedstar Holding, LLC	Delayed Draw	1.00	3,775	(76)
Superior Health Linens, LLC	Revolver	0.50	1,667	(2)
T2 Systems, Inc.	Revolver	0.50	2,933	—
TCFI Aevex LLC	Delayed Draw	1.00	1,787	(3)
The Leaders Romans Bidco Limited (United Kingdom)	Delayed Draw	1.00	£2,111	252
Trump Card, LLC	Revolver	0.50	477	(6)
TSB Purchaser, Inc.	Revolver	0.50	1,891	(9)
Turbo Buyer, Inc.	Revolver	0.50	2,151	22
US INFRA SVCS Buyer, LLC	Revolver	0.50	2,275	(29)
US INFRA SVCS Buyer, LLC	Delayed Draw	1.00	25,328	(327)
USLS Acquisition, Inc.	Revolver	0.50	1,418	(79)
VRC Companies, LLC	Revolver	0.50	1,646	(33)
Westfall Technik, Inc.	Revolver	0.50	431	(19)
YLG Holdings, Inc.	Delayed Draw	1.00	368	(2)
Zemax Software Holdings, LLC	Revolver	0.50	642	(10)
Zenith Merger Sub, Inc.	Revolver	0.50	2,120	(3)
Total unfunded commitments			$149,152	$(1,891)

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2021
(dollar amounts in thousands)
(unaudited)

As of March 31, 2021, investments at fair value consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt (excluding First Lien/Last Out Debt)	$1,226,793	$1,164,592	63.2%
First Lien/Last Out Debt	63,401	62,061	3.4
Second Lien Debt	308,048	299,322	16.3
Equity Investments	32,653	35,030	1.9
Investment Funds	294,097	280,629	15.2
Total	$1,924,992	$1,841,634	100.0%
The rate type of debt investments at fair value as of March 31, 2021 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value of First and Second Lien Debt
Floating Rate	$1,585,111	$1,512,303	99.1%
Fixed Rate	13,131	13,672	0.9
Total	$1,598,242	$1,525,975	100.0%

The industry composition of investments at fair value as of March 31, 2021 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$115,239	$107,554	5.9%
Automotive	68,877	70,672	3.9
Banking, Finance, Insurance & Real Estate	90,131	96,194	5.2
Beverage, Food & Tobacco	80,179	76,110	4.1
Business Services	132,101	130,782	7.1
Capital Equipment	47,485	49,275	2.7
Chemicals, Plastics & Rubber	27,408	26,389	1.4
Construction & Building	1,559	1,578	0.1
Consumer Services	35,944	35,810	1.9
Containers, Packaging & Glass	61,903	63,481	3.4
Durable Consumer Goods	4,598	5,571	0.3
Energy: Oil & Gas	40,745	41,889	2.3
Environmental Industries	64,336	62,864	3.4
Healthcare & Pharmaceuticals	157,771	128,463	7.0
High Tech Industries	178,525	178,816	9.7
Hotel, Gaming & Leisure	102,603	84,643	4.6
Investment Funds	294,097	280,629	15.2
Media: Advertising, Printing & Publishing	37,111	37,201	2.0

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2021
(dollar amounts in thousands)
(unaudited)

Industry	Amortized Cost	Fair Value	% of Fair Value
Media: Diversified & Production	19,652	19,652	1.1
Non-durable Consumer Goods	1,500	1,557	0.1
Retail	34,393	33,893	1.8
Software	113,442	112,010	6.1
Sovereign & Public Finance	13,690	14,129	0.8
Telecommunications	116,975	97,533	5.3
Transportation: Cargo	29,709	29,818	1.6
Transportation: Consumer	26,877	27,212	1.5
Wholesale	28,142	27,909	1.5
	$1,924,992	$1,841,634	100.0%
The geographical composition of investments at fair value as of March 31, 2021 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Canada	$34,904	$35,537	1.9%
Cyprus	6,185	6,680	0.4
Luxembourg	32,037	29,620	1.6
United Kingdom	91,549	95,665	5.2
United States	1,760,317	1,674,132	90.9
Total	$1,924,992	$1,841,634	100.0%

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
First Lien Debt (65.2% of fair value)
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

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
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

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
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
Second Lien Debt (15.6% of fair value)
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

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
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
Equity Investments (1.9% of fair value)
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

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
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
First Lien Debt (1.4% of fair value)
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

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2020
(dollar amounts in thousands)

Investments—controlled/affiliated		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (0.4% of fair value)
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
Investment Funds (15.5% of fair value)
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
As of December 31, 2020
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
(12)Under the Investment Company Act, the Company is deemed an “affiliated person” of this portfolio company because the Company owns 5% or more of the portfolio company’s outstanding voting securities. Transactions related to the portfolio company during the year ended December 31, 2020 were as follows:

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

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2020
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
Higginbotham Insurance Agency, Inc.	Delayed Draw	1.00	1,098	(16)
Individual FoodService Holdings, LLC	Revolver	0.50	436	(11)
Individual FoodService Holdings, LLC	Delayed Draw	1.00	645	(16)
Individual FoodService Holdings, LLC	Delayed Draw	1.00	165	(4)
Individual FoodService Holdings, LLC	Revolver	0.50	139	(3)
Innovative Business Services, LLC	Revolver	0.50	2,232	(41)
K2 Insurance Services, LLC	Revolver	0.50	2,290	—
K2 Insurance Services, LLC	Delayed Draw	1.00	1,571	—
Kaseya, Inc.	Delayed Draw	1.00	1,852	7
Kaseya, Inc.	Revolver	0.50	787	3
Lifelong Learner Holdings, LLC	Delayed Draw	1.00	1,690	(140)
Lifelong Learner Holdings, LLC	Revolver	0.50	1,377	(114)
Liqui-Box Holdings, Inc.	Revolver	0.50	1,262	(123)
Mailgun Technologies, Inc.	Revolver	0.50	1,342	(23)
National Technical Systems, Inc.	Revolver	0.50	835	(6)
NMI AcquisitionCo, Inc.	Revolver	0.50	1,280	(13)
Paramit Corporation	Delayed Draw	—	2,931	(59)
PF Growth Partners, LLC	Delayed Draw	1.00	823	(52)
PPC Flexible Packaging, LLC	Revolver	0.50	881	(3)
PricewaterhouseCoopers Public Sector LLP	Revolver	0.50	6,250	(32)
QW Holding Corporation	Delayed Draw	1.00	600	(29)
Redwood Services Group, LLC	Delayed Draw	3.63	4,639	18
RSC Acquisition, Inc.	Revolver	0.50	608	6
Sapphire Convention, Inc.	Revolver	0.50	3,655	(542)
Smile Doctors, LLC	Revolver	0.50	707	(14)
SolAero Technologies Corp. (Priority Facilities)	Revolver	0.50	2,068	—
SPay, Inc.	Revolver	0.50	655	(120)
Superior Health Linens, LLC	Revolver	0.50	1,667	(8)
T2 Systems, Inc.	Revolver	0.50	2,933	—
Tank Holding Corp.	Revolver	0.25	47	(1)
TCFI Aevex LLC	Delayed Draw	1.00	1,787	(7)
The Leaders Romans Bidco Limited (United Kingdom)	Delayed Draw	1.63	£204	26
Trump Card, LLC	Revolver	0.50	635	(12)
TSB Purchaser, Inc.	Revolver	0.50	1,891	(15)
Turbo Buyer, Inc.	Revolver	0.50	2,151	20
US INFRA SVCS Buyer, LLC	Revolver	0.50	2,275	(5)
US INFRA SVCS Buyer, LLC	Delayed Draw	1.00	26,153	(60)
USLS Acquisition, Inc.	Revolver	0.50	1,418	(91)
USLS Acquisition, Inc.	Delayed Draw	0.50	591	—

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2020
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
VRC Companies, LLC	Revolver	0.50	1,646	—
Westfall Technik, Inc.	Revolver	0.50	431	(30)
YLG Holdings, Inc.	Delayed Draw	1.00	596	(9)
Zemax Software Holdings, LLC	Revolver	0.50	642	(15)
Zenith Merger Sub, Inc.	Revolver	0.50	1,590	(12)
Zenith Merger Sub, Inc.	Delayed Draw	1.00	2,573	(19)
Total unfunded commitments			$149,508	$(2,210)

As of December 31, 2020, investments at fair value consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt (excluding First Lien/Last Out Debt)	$1,234,579	$1,161,881	63.6%
First Lien/Last Out Debt	63,575	62,182	3.4
Second Lien Debt	297,962	284,523	15.6
Equity Investments	32,754	33,877	1.9
Investment Funds	294,096	283,286	15.5
Total	$1,922,966	$1,825,749	100.0%

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2020
(dollar amounts in thousands)
The rate type of debt investments at fair value as of December 31, 2020 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value of First and Second Lien Debt
Floating Rate	$1,583,061	$1,494,850	99.1%
Fixed Rate	13,055	13,736	0.9
Total	$1,596,116	$1,508,586	100.0%

The industry composition of investments at fair value as of December 31, 2019 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$97,206	$87,208	4.8%
Automotive	57,109	58,730	3.2
Banking, Finance, Insurance & Real Estate	92,217	97,318	5.3
Beverage, Food & Tobacco	85,152	79,948	4.4
Business Services	134,316	132,526	7.3
Capital Equipment	47,446	48,134	2.6
Chemicals, Plastics & Rubber	27,457	25,733	1.4
Construction & Building	1,554	1,578	0.1
Consumer Services	35,103	34,017	1.9
Containers, Packaging & Glass	58,036	59,190	3.2
Durable Consumer Goods	10,302	10,992	0.6
Energy: Oil & Gas	40,135	40,109	2.2
Environmental Industries	63,536	62,238	3.4
Healthcare & Pharmaceuticals	154,547	118,486	6.5
High Tech Industries	205,975	205,709	11.3
Hotel, Gaming & Leisure	100,696	80,444	4.4
Investment Funds	294,096	283,286	15.5
Media: Advertising, Printing & Publishing	37,234	37,261	2.0
Media: Diversified & Production	19,636	19,600	1.1
Non-durable Consumer Goods	1,500	1,664	0.1
Retail	34,818	34,489	1.9
Software	87,026	85,727	4.7
Sovereign & Public Finance	37,055	37,621	2.1
Telecommunications	116,245	98,914	5.4
Transportation: Cargo	29,576	29,389	1.6
Transportation: Consumer	26,912	27,443	1.5
Wholesale	28,081	27,995	1.5
Total	$1,922,966	$1,825,749	100.0%

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2020
(dollar amounts in thousands)
The geographical composition of investments at fair value as of December 31, 2020 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Canada	$24,206	$24,658	1.4%
Cyprus	6,112	6,793	0.4
Luxembourg	32,093	29,970	1.6
United Kingdom	88,885	90,112	4.9
United States	1,771,670	1,674,216	91.7
Total	$1,922,966	$1,825,749	100.0%

The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
As of March 31, 2021
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

TCG BDC SPV LLC (the “SPV”) is a Delaware limited liability company that was formed on January 3, 2013. Prior to the termination of its senior secured credit facility, the SPV invested in first and second lien senior secured loans. The SPV is a wholly owned subsidiary of the Company and is consolidated in these consolidated financial statements commencing from the date of its formation, January 3, 2013. Effective March 15, 2017, the SPV changed its name from “Carlyle GMS Finance SPV LLC” to “TCG BDC SPV LLC”.
On June 26, 2015, the Company completed a $400,000 term debt securitization (the “2015-1 Debt Securitization”). The notes offered in the 2015-1 Debt Securitization (the “2015-1 Notes”) were issued by Carlyle Direct Lending CLO 2015-1R LLC (formerly known as Carlyle GMS Finance MM CLO 2015-1 LLC) (the “2015-1 Issuer”), a wholly owned and consolidated subsidiary of the Company. On August 30, 2018, the 2015-1 Issuer refinanced the 2015-1 Debt Securitization (the “2015-1 Debt Securitization Refinancing”) by redeeming in full the 2015-1 Notes and issuing new notes (the “2015-1R Notes”). The 2015-1R Notes are secured by a diversified portfolio of the 2015-1 Issuer consisting primarily of first and second lien senior secured loans. Refer to Note 8, Notes Payable, for details. The 2015-1 Issuer is consolidated in these consolidated financial statements commencing from the date of its formation, May 8, 2015.
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
On November 3, 2020, the Company and Cliffwater Corporate Lending Fund ("CCLF"), an investment vehicle managed by Cliffwater LLC, entered into a limited liability company agreement to co-manage Middle Market Credit Fund II, LLC ("Credit Fund II"). Credit Fund II invests in senior secured loans of middle market companies. Credit Fund II is managed by a four-member board of managers, on which the Company and CCLF each have equal representation. The Company and CCLF have approximately 84.13% and 15.87% economic ownership of Credit Fund II, respectively. The Company contributed certain senior secured debt investments with an aggregate principal balance of approximately $250 million to Credit Fund II in exchange for its 84.13% economic interest and gross cash proceeds of approximately $170 million. See Note 6, Middle Market Credit Fund II, LLC, to these consolidated financial statements for details.
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

The interim financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of consolidated financial statements for the interim periods presented have been included. These adjustments are of a normal, recurring nature. This Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2020. The results of operations for the three month period ended March 31, 2021 are not necessarily indicative of the operating results to be expected for the full year.
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
The Company has loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Consolidated Statements of Operations. As of March 31, 2021 and December 31, 2020, the fair value of the loans in the portfolio with PIK provisions was $219,536 and $240,861, respectively, which represents approximately 11.9% and 13.2% of total investments at fair value, respectively. For the three months ended March 31, 2021 and 2020, the Company earned $2,125 and $643 in PIK income, respectively. PIK income is included in interest income in the accompanying Consolidated Statements of Operations.
Dividend Income

Dividend income from the investment funds, Credit Fund and Credit Fund II, is recorded on the record date for the investment fund to the extent that such amounts are payable by the investment funds and are expected to be collected.
Other Income
Other income may include income such as consent, waiver, amendment, unused, underwriting, arranger and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive fees for guaranteeing the outstanding debt of a portfolio company. Such fees are amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in other assets in the accompanying Consolidated Statements of Assets and Liabilities. For the three months ended March 31, 2021 and 2020, the Company earned $1,470 and $2,344 in other income, respectively.
Non-Accrual Income
Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid current and, in management’s judgment, are likely to remain current. Management may determine not to place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2021 and December 31, 2020, the fair value of the loans in the portfolio on non-accrual status was $60,376 and $58,136, respectively. The remaining first and second lien debt investments were performing and current on their interest payments as of March 31, 2021 and December 31, 2020.
The Facilities, Senior Notes, and 2015-1R Notes – Related Costs, Expenses and Deferred Financing Costs
The Company entered into a senior secured revolving credit facility (as amended, the "Credit Facility") and the SPV entered into a senior secured credit facility (as amended, the "SPV Credit Facility", and together with the Credit Facility, the "Facilities"), which was terminated on December 11, 2020. Interest expense and unused commitment fees on the Facilities are recorded on an accrual basis. Unused commitment fees are included in credit facility fees in the accompanying Consolidated Statements of Operations.
On December 30, 2019, the Company closed a private offering of $115.0 million in aggregate principal amount of 4.750% Senior Unsecured Notes due December 31, 2024 (the "2019 Notes"). On December 11, 2020, the Company issued $75.0 million in aggregate principal amount of 4.500% Senior Unsecured Notes due December 31, 2024 (the "2020 Notes", and together with the 2019 Notes, the "Senior Notes"). The Facilities, the 2015-1R Notes and the Senior Notes are recorded at carrying value, which approximates fair value.
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
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more likely than not” to be sustained by the applicable tax authority. The SPVs and the 2015-1 Issuer are disregarded entities for tax purposes and are consolidated with the tax return of the Company. All penalties and interest associated with income taxes, if any, are included in income tax expense. For the three months ended March 31, 2021 and 2020, the Company incurred $124 and $52 in excise tax expense, respectively.
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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of March 31, 2021 and December 31, 2020.
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
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the overall fair value measurement. The Investment Adviser’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment. Investments in Credit Fund and Credit Fund II are valued based on the legal form of investment. For those structured through LLC membership interest, the practical expedient, or net asset value method, is used. For those structured through subordinated notes, a discounted cash flow method is used.
Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the three month periods ended March 31, 2021 and 2020, there were no transfers between levels.

The following tables summarize the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of March 31, 2021 and December 31, 2020:

	March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$1,226,653	$1,226,653
Second Lien Debt	—	—	299,322	299,322
Equity Investments	—	—	35,030	35,030
Investment Funds
Mezzanine Loan	—	—	—	—
Subordinated Loan and Member's Interest	—	—	202,695	202,695
Total	$—	$—	$1,763,700	$1,763,700
Investments measured at net asset value (1)				77,934
Total				$1,841,634

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$1,224,063	$1,224,063
Second Lien Debt	—	—	284,523	284,523
Equity Investments	—	—	33,877	33,877
Investment Funds
Mezzanine Loan	—	—	—	—
Subordinated Loan and Member's Interest	—	—	205,891	205,891
Total	$—	$—	$1,748,354	$1,748,354
Investments measured at net asset value (1)				77,395
Total				$1,825,749
(1) Amount represents the Company's investment in Credit Fund II. The Company, as a practical expedient, estimates the fair value of this investment using the net asset value of the Company's member's interest in Credit Fund II. As such, the fair value of the Company's investment in Credit Fund II has not been categorized within the fair value hierarchy.

The changes in the Company’s investments at fair value for which the Company has used Level 3 inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level 3 investments still held are as follows:

	Financial Assets
	For the three month period ended March 31, 2021
	First Lien Debt	Second Lien Debt	Equity Investments	Investment Fund - Subordinated Loan and Member's Interest	Total
Balance, beginning of period	$1,224,063	$284,523	$33,877	$205,891	$1,748,354
Purchases	97,145	51,184	598	—	148,927
Sales	(75,754)	—	(1,392)	—	(77,146)
Paydowns	(31,924)	(41,531)	—	—	(73,455)
Accretion of discount	1,581	433	12	—	2,026
Net realized gains (losses)	992	—	681	—	1,673
Net change in unrealized appreciation (depreciation)	10,550	4,713	1,254	(3,196)	13,321
Balance, end of period	$1,226,653	$299,322	$35,030	$202,695	$1,763,700
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held at the reporting date included in net change in unrealized appreciation (depreciation) on investments on the Consolidated Statements of Operations	$10,170	$4,957	$1,334	$(3,196)	$13,265

	Financial Assets
	For the three month period ended March 31, 2020
	First Lien Debt	Second Lien Debt	Equity Investments	Investment Fund - Mezzanine Loan	Investment Fund - Subordinated Loan and Member's Interest	Total
Balance, beginning of period	$1,663,138	$234,532	$21,698	$93,000	$111,596	$2,123,964
Purchases	76,323	89,409	10,200	63,500	92,500	331,932
Sales	(44,060)	—	—	(156,500)	—	(200,560)
Paydowns	(70,129)	(15,232)	(1,024)		—	(86,385)
Accretion of discount	2,206	380	—	—	—	2,586
Net realized gains (losses)	(2,054)	—	357	—	—	(1,697)
Net change in unrealized appreciation (depreciation)	(90,659)	(34,034)	(1,908)	—	(18,962)	(145,563)
Balance, end of period	$1,534,765	$275,055	$29,323	$—	$185,134	$2,024,277
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held at the reporting date included in net change in unrealized appreciation (depreciation) on investments on the Consolidated Statements of Operations	$(92,299)	$(33,774)	$(1,908)	$—	$(18,962)	$(146,943)

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
The following tables summarize the quantitative information related to the significant unobservable inputs for Level 3 instruments which are carried at fair value as of March 31, 2021 and December 31, 2020:

	Fair Value as of March 31, 2021	Valuation Techniques	Significant Unobservable Inputs	Range
				Low	High	Weighted Average
Investments in First Lien Debt	$1,091,189	Discounted Cash Flow	Discount Rate	3.87%	17.30%	9.08%
	75,638	Consensus Pricing	Indicative Quotes	95.81	100.50	98.39
	59,826	Income Approach	Discount Rate	11.96%	13.35%	12.61%
		Market Approach	Comparable Multiple	3.73x	7.65x	6.99x
Total First Lien Debt	1,226,653
Investments in Second Lien Debt	206,992	Discounted Cash Flow	Discount Rate	7.03%	14.53%	9.74%
	92,330	Consensus Pricing	Indicative Quotes	86.75	99.25	93.77
Total Second Lien Debt	299,322
Investments in Equity	35,030	Income Approach	Discount Rate	7.22%	11.96%	8.74%
		Market Approach	Comparable Multiple	7.55x	16.43x	10.69x
Total Equity Investments	35,030
Investments in Investment Fund
Subordinated Loan and Member's Interest	202,695	Discounted Cash Flow	Discount Rate	8.50%	8.50%	8.50%
		Discounted Cash Flow	Default Rate	3.00%	3.00%	3.00%
		Discounted Cash Flow	Recovery Rate	65.00%	65.00%	65.00%
Total Investments in Investment Fund	202,695
Total Level 3 Investments	$1,763,700

	Fair Value as of December 31, 2020	Valuation Techniques	Significant Unobservable Inputs	Range
				Low	High	Weighted Average
Investments in First Lien Debt	$879,159	Discounted Cash Flow	Discount Rate	3.96%	16.60%	8.80%
	287,191	Consensus Pricing	Indicative Quotes	89.11	100.00	97.70
	57,713	Income Approach	Discount Rate	12.80%	14.70%	13.50%
		Market Approach	Comparable Multiple	3.17x	6.99x	6.43x
Total First Lien Debt	1,224,063
Investments in Second Lien Debt	238,785	Discounted Cash Flow	Discount Rate	7.14%	15.27%	9.67%
	45,738	Consensus Pricing	Indicative Quotes	82.88	100.00	87.75
Total Second Lien Debt	284,523
Investments in Equity	33,877	Income Approach	Discount Rate	7.22%	12.80%	8.84%
		Market Approach	Comparable Multiple	6.99x	16.43x	10.50x
Total Equity Investments	33,877
Investment in Investment Fund
Mezzanine Loan	—	Collateral Analysis	Recovery Rate	100.00%	100.00%	100.00%
Subordinated Loan and Member's Interest	205,891	Discounted Cash Flow	Discount Rate	8.50%	8.50%	8.50%
		Discounted Cash Flow	Default Rate	3.00%	3.00%	3.00%
		Discounted Cash Flow	Recovery Rate	65.00%	65.00%	65.00%
Total Investments in Investment Fund	205,891
Total Level 3 Investments	$1,748,354
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
Financial instruments disclosed but not carried at fair value
The following table presents the carrying value and fair value of the Company’s secured borrowings and senior unsecured notes disclosed but not carried at fair value as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured borrowings	$309,397	$309,397	$347,949	$347,949
2019 Notes	115,000	116,250	115,000	116,250
2020 Notes	75,000	75,000	75,000	75,000
Total	$499,397	$500,647	$537,949	$539,199
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
The following table represents the carrying values (before debt issuance costs) and fair values of the Company’s 2015-1R Notes disclosed but not carried at fair value as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Aaa/AAA Class A-1-1-R Notes	$234,800	$234,283	$234,800	$230,996
Aaa/AAA Class A-1-2-R Notes	50,000	50,000	50,000	49,645
Aaa/AAA Class A-1-3-R Notes	25,000	25,016	25,000	25,017
AA Class A-2-R Notes	66,000	66,000	66,000	64,895
A Class B Notes	46,400	46,400	46,400	45,291
BBB- Class C Notes	27,000	26,411	27,000	24,592
Total	$449,200	$448,110	$449,200	$440,436
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
4. RELATED PARTY TRANSACTIONS
Investment Advisory Agreement
On April 3, 2013, the Company’s Board of Directors, including a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the Investment Company Act (the “Independent Directors”), approved an investment advisory agreement (the “Original Investment Advisory Agreement”) between the Company and the Investment Adviser in accordance with, and on the basis of an evaluation satisfactory to such directors as required by, Section 15(c) of the Investment Company Act. The Original Investment Advisory Agreement was amended on September 15, 2017 and August 6, 2018 after receipt of requisite Board and stockholders' approvals, as applicable (as amended, the “Investment Advisory Agreement”). Unless terminated earlier, the Investment Advisory Agreement renews automatically for successive annual periods, provided that such continuance is specifically approved at least annually by the vote of the Company's Board of Directors and by the vote of a majority of the Independent Directors. On May 29, 2020, the Company’s Board of Directors, including a majority of the Independent Directors, approved the continuance of the Company’s Investment Advisory Agreement with the Adviser for an additional one year term. On May 29, 2020, the Company’s Board of Directors, including a majority of the Independent Directors, approved the continuance of the Company’s Investment Advisory Agreement with the Adviser for an additional one year term. Pursuant to relief granted by the SEC in light of the COVID-19 pandemic (the “Order”) and a determination by the Board that reliance on the Order was appropriate due to circumstances related to the current or potential effects of COVID-19, the May 29 meeting was held by video- and telephone-conference. The Investment Advisory Agreement will automatically terminate in the event of an assignment and may be terminated by either party without penalty upon at least 60 days’ written notice to the other party. Subject to the overall supervision of the Board of Directors, the Adviser provides investment advisory services to the Company. For providing these services, the Adviser receives fees from the Company consisting of two components—a base management fee and an incentive fee.
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
Below is a summary of the base management fees and incentive fees incurred during the three month periods ended March 31, 2021 and 2020.

	For the three month periods ended
	March 31, 2021	March 31, 2020
Base management fees	$6,800	$7,386
Incentive fees on pre-incentive fee net investment income	4,257	5,086
Realized capital gains incentive fees	—	—
Accrued capital gains incentive fees	—	—
Total capital gains incentive fees	—	—
Total incentive fees	4,257	5,086
Total base management fees and incentive fees	$11,057	$12,472

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
As of March 31, 2021 and December 31, 2020, $11,047 and $11,549, respectively, was included in base management and incentive fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
On April 3, 2013, the Investment Adviser entered into a personnel agreement with The Carlyle Group Employee Co., L.L.C. (“Carlyle Employee Co.”), an affiliate of the Investment Adviser, pursuant to which Carlyle Employee Co. provides the Investment Adviser with access to investment professionals.
Administration Agreement
On April 3, 2013, the Company's Board of Directors approved the Administration Agreement. Pursuant to the Administration Agreement, the Administrator provides services and receives reimbursements equal to an amount that reimburses the Administrator for its costs and expenses and the Company’s allocable portion of overhead incurred by the Administrator in performing its obligations under the Administration Agreement, including the Company’s allocable portion of the compensation paid to or compensatory distributions received by the Company’s officers (including the Chief Compliance Officer and Treasurer) and respective staff who provide services to the Company, operations staff who provide services to the Company, and any internal audit staff, to the extent internal audit performs a role in the Company’s Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), internal control assessment. Reimbursement under the Administration Agreement occurs quarterly in arrears.
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
For the three month periods ended March 31, 2021 and 2020, the Company incurred $282 and $106, respectively, in fees under the Administration Agreement. These fees are included in administrative service fees in the accompanying Consolidated Statements of Operations. As of March 31, 2021 and December 31, 2020, $202 and $85, respectively, was unpaid and included in administrative service fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
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
For the three month periods ended March 31, 2021 and 2020, the Company incurred $170 and $193, respectively, in fees under the State Street Sub-Administration Agreement, which are included in other general and administrative expenses in the accompanying Consolidated Statements of Operations. As of March 31, 2021 and December 31, 2020, $510 and $334,

respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.
License Agreement
The Company has entered into a royalty free license agreement with CIM, which wholly owns our Adviser and is a wholly owned subsidiary of Carlyle, pursuant to which CIM has granted the Company a non-exclusive, revocable and non-transferable license to use the name and mark “Carlyle.”
Board of Directors
The Company’s Board of Directors currently consists of six members, four of whom are Independent Directors. The Board of Directors has established an Audit Committee, a Pricing Committee, a Nominating and Governance Committee and a Compensation Committee, the members of each of which consist entirely of the Company’s Independent Directors. The Board of Directors may establish additional committees in the future. For the three month periods ended March 31, 2021 and 2020, the Company incurred $116 and $96, respectively, in fees and expenses associated with its Independent Directors' services on the Company's Board of Directors and its committees. As of March 31, 2021 and December 31, 2020, $117 and $96, respectively, in fees or expenses associated with its Independent Directors were payable, and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.
Transactions with Investment Funds
For the three month period ended March 31, 2021, the Company sold 1 investment to Credit Fund for proceeds of $23,591 and realized gain (loss) of $228. For the three month period ended March 31, 2020, the Company sold 1 investment for proceeds of $19,119 and realized gain (loss) of $264. See Note 5, Middle Market Credit Fund, LLC, for further information about Credit Fund. For the three month period ended March 31, 2021, the Company sold 1 investment for proceeds of $5,119 and realized gains (losses) of $12 to Credit Fund II. See Note 6, Middle Market Credit Fund II, LLC, for further information about Credit Fund II.
Cumulative Convertible Preferred Stock
On May 5, 2020, the Company issued and sold 2,000,000 shares of the Preferred Stock to an affiliate of Carlyle in a private placement at a price of $25 per share. For the three month period ended March 31, 2021, the Company declared and paid a dividend on the Preferred Stock of $875. See Note 10, Net Assets, for further information about the Preferred Stock.
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
Selected Financial Data
Since inception of Credit Fund and through March 31, 2021 and December 31, 2020, the Company and Credit Partners each made capital contributions of $1 and $1 in members’ equity, respectively, and $216,000 and $216,000 in subordinated loans, respectively, to Credit Fund. Below is certain summarized consolidated financial information for Credit Fund as of March 31, 2021 and December 31, 2020.

	As of
	March 31, 2021	December 31, 2020
	(unaudited)
Selected Consolidated Balance Sheet Information
ASSETS
Investments, at fair value (amortized cost of $993,936 and $1,080,538, respectively)	$983,277	$1,056,381
Cash and cash equivalents	63,384	119,796
Other assets	11,344	7,553
Total assets	$1,058,005	$1,183,730
LIABILITIES AND MEMBERS’ EQUITY
Secured borrowings	$446,301	$514,261
Notes payable, net of unamortized debt issuance costs of $1,511 and $1,559, respectively	184,326	253,933
Other liabilities	15,243	15,543
Subordinated loans and members’ equity (1)	412,135	399,993
Liabilities and members’ equity	$1,058,005	$1,183,730
(1) As of March 31, 2021 and December 31, 2020, the fair value of Company's ownership interest in the subordinated loans and members’ equity was $202,695 and $205,891, respectively.

	For the three month periods ended
	March 31, 2021	March 31, 2020
	(unaudited)
Selected Consolidated Statement of Operations Information:
Total investment income	$16,105	$21,592
Expenses
Interest and credit facility expenses	5,415	13,927
Other expenses	468	503
Total expenses	5,883	14,430
Net investment income (loss)	10,222	7,162
Net realized gain (loss) on investments	(1,578)	—
Net change in unrealized appreciation (depreciation) on investments	13,498	(86,293)
Net increase (decrease) resulting from operations	$22,142	$(79,131)
Below is a summary of Credit Fund’s portfolio, followed by a listing of the loans in Credit Fund’s portfolio as of March 31, 2021 and December 31, 2020:

	As of
	March 31, 2021	December 31, 2020
Senior secured loans (1)	$997,657	$1,084,491
Weighted average yields of senior secured loans based on amortized cost (2)	6.06%	6.03%
Weighted average yields of senior secured loans based on fair value (2)	6.11%	6.15%
Number of portfolio companies in Credit Fund	50	54
Average amount per portfolio company (1)	$19,953	$20,083
Number of loans on non-accrual status	—	—
Fair value of loans on non-accrual status	$—	$—
Percentage of portfolio at floating interest rates (3)(4)	97.3%	97.7%
Percentage of portfolio at fixed interest rates (4)	2.7%	2.3%
Fair value of loans with PIK provisions	$26,602	$24,113
Percentage of portfolio with PIK provisions (4)	2.7%	2.3%
(1)At par/principal amount.
(2)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of March 31, 2021 and December 31, 2020. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount ("OID") and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.
(3)Floating rate debt investments are generally subject to interest rate floors.
(4)Percentages based on fair value.

Consolidated Schedule of Investments as of March 31, 2021
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
First Lien Debt (97.3% of fair value)
ACR Group Borrower, LLC	^+	(2)(3)(6)	Aerospace & Defense	L + 4.50%	5.50%	3/31/2028	$34,650	$34,020	$34,020
Acrisure, LLC	\#	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 3.50%	3.70%	2/15/2027	25,570	25,542	25,220
Alpha Packaging Holdings, Inc.	+\	(2)(3)	Containers, Packaging & Glass	L + 6.00%	7.00%	11/12/2021	16,269	16,269	16,269
AmeriLife Holdings LLC	#	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 4.00%	4.11%	3/18/2027	9,926	9,905	9,923
Analogic Corporation	^+	(2)(3)(6)	Capital Equipment	L + 5.25%	6.25%	6/22/2024	18,810	18,790	18,687
Anchor Packaging, Inc.	+#	(2)(3)	Containers, Packaging & Glass	L + 4.00%	4.11%	7/18/2026	24,660	24,559	24,660
API Technologies Corp.	+\	(2)(3)	Aerospace & Defense	L + 4.25%	4.36%	5/9/2026	14,738	14,679	14,516
Aptean, Inc.	^+#	(2)(3)	Software	L + 4.25%	4.36%	4/23/2026	12,250	12,199	12,121
Astra Acquisition Corp.	+#	(2)(3)	Software	L + 4.75%	5.50%	2/28/2027	28,782	28,405	28,443
Avalign Technologies, Inc.	+\	(2)(3)	Healthcare & Pharmaceuticals	L + 4.50%	4.69%	12/22/2025	14,555	14,449	14,485
Avenu Holdings, LLC	+	(2)(3)	Sovereign & Public Finance	L + 5.25%	6.25%	9/28/2024	23,531	23,531	23,531
Big Ass Fans, LLC	+\#	(2)(3)	Capital Equipment	L + 3.75%	4.75%	5/21/2024	13,730	13,680	13,730
BK Medical Holding Company, Inc.	^+	(2)(3)(6)	Healthcare & Pharmaceuticals	L + 5.25%	6.25%	6/22/2024	24,104	23,905	23,650
Chemical Computing Group ULC (Canada)	^+	(2)(3)(6)	Software	L + 5.00%	6.00%	8/30/2023	14,019	13,402	14,019
Clearent Newco, LLC	^	(2)(3)(6)	High Tech Industries	L + 5.50%	6.50%	3/20/2025	29,423	29,187	29,423
Clearent Newco, LLC	+\	(2)(3)	High Tech Industries	L + 6.50%	7.50%	3/20/2025	4,069	4,069	4,069
DBI Holding LLC	^	(2)	Transportation: Cargo	14.00% PIK	14.00%	3/26/2023	2,538	2,538	2,538
DecoPac, Inc.	^+\	(2)(3)(6)	Non-durable Consumer Goods	L + 4.25%	5.25%	9/29/2024	12,336	12,259	12,334
Diligent Corporation	^+	(2)(3)(6)	Telecommunications	L + 6.25%	7.25%	8/4/2025	8,661	8,399	8,738
DTI Holdco, Inc.	^+\	(2)(3)	High Tech Industries	L + 4.75%	5.75%	9/30/2023	18,641	18,566	17,860
Eliassen Group, LLC	+\	(2)(3)	Business Services	L + 4.25%	4.36%	11/5/2024	7,533	7,509	7,496
EvolveIP, LLC	^+	(2)(3)(6)	Telecommunications	L + 5.75%	6.75%	6/7/2023	19,750	19,713	19,750
Exactech, Inc.	+\#	(2)(3)	Healthcare & Pharmaceuticals	L + 3.75%	4.75%	2/14/2025	21,473	21,367	20,749
Excel Fitness Holdings, Inc.	+#	(2)(3)	Hotel, Gaming & Leisure	L + 5.25%	6.25%	10/7/2025	24,688	24,494	23,495
Frontline Technologies Holdings, LLC	+	(2)(3)	Software	L + 5.75%	6.75%	9/18/2023	14,849	14,214	14,980
Golden West Packaging Group LLC	+\	(2)(3)	Containers, Packaging & Glass	L + 5.25%	6.25%	6/20/2023	27,305	27,208	27,259
HMT Holding Inc.	+\	(2)(3)(6)	Energy: Oil & Gas	L + 5.00%	6.00%	11/17/2023	32,737	32,404	32,001
Integrity Marketing Acquisition, LLC	^+	(2)(3)(6)	Banking, Finance, Insurance & Real Estate	L + 6.25%	7.25%	8/27/2025	8,495	8,381	8,615
Jensen Hughes, Inc.	+\	(2)(3)(6)	Utilities: Electric	L + 4.50%	5.50%	3/22/2024	34,863	34,771	34,118
KAMC Holdings, Inc.	+	(2)(3)	Energy: Electricity	L + 4.00%	4.19%	8/14/2026	13,790	13,735	13,208
KBP Investments, LLC	^+	(2)(3)(6)	Beverage, Food & Tobacco	L + 5.00%	6.00%	5/15/2023	9,277	9,058	9,362
Marco Technologies, LLC	+\	(2)(3)	Media: Advertising, Printing & Publishing	L + 4.00%	5.00%	10/30/2023	7,332	7,313	7,332
Mold-Rite Plastics, LLC	+\	(2)(3)	Chemicals, Plastics & Rubber	L + 4.25%	5.25%	12/14/2021	14,483	14,468	14,483
Newport Group Holdings II, Inc.	+\#	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 3.50%	3.70%	9/13/2025	23,415	23,235	23,389

Consolidated Schedule of Investments as of March 31, 2021
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
Odyssey Logistics & Technology Corp.	+\#	(2)(3)	Transportation: Cargo	L + 4.00%	5.00%	10/12/2024	$33,328	$33,229	$32,652
Output Services Group	^+\	(2)(3)	Media: Advertising, Printing & Publishing	L + 4.50%	5.50%	3/27/2024	19,371	19,335	15,128
Premise Health Holding Corp.	+\#	(2)(3)	Healthcare & Pharmaceuticals	L + 3.50%	3.70%	7/10/2025	13,550	13,505	13,498
Propel Insurance Agency, LLC	^+\	(2)(3)(6)	Banking, Finance, Insurance & Real Estate	L + 5.00%	6.00%	6/1/2024	37,562	37,123	37,403
Q Holding Company	+\#	(2)(3)	Automotive	L + 5.00%	6.00%	12/31/2023	21,680	21,554	20,355
QW Holding Corporation	+	(2)(3)(6)	Environmental Industries	L + 5.75%	6.75%	8/31/2022	11,536	11,455	10,706
Radiology Partners, Inc.	+\#	(2)(3)	Healthcare & Pharmaceuticals	L + 4.25%	4.79%	7/9/2025	27,686	27,586	27,439
RevSpring Inc.	+\#	(2)(3)	Media: Advertising, Printing & Publishing	L + 4.25%	4.36%	10/11/2025	29,374	29,199	29,216
Situs Group Holdings Corporation	+\	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 4.75%	4.94%	6/28/2025	14,744	14,656	14,642
Striper Buyer, LLC	+	(2)(3)	Containers, Packaging & Glass	L + 5.50%	6.25%	12/30/2026	14,963	14,815	14,813
T2 Systems, Inc.	^+	(2)(3)(6)	Transportation: Consumer	L + 6.75%	7.75%	9/28/2022	29,044	28,723	29,044
The Original Cakerie, Ltd. (Canada)	+\	(2)(3)(6)	Beverage, Food & Tobacco	L + 4.50%	5.50%	7/20/2022	6,279	6,265	6,279
The Original Cakerie, Ltd. (Canada)	+	(2)(3)	Beverage, Food & Tobacco	L + 5.00%	6.00%	7/20/2022	8,815	8,796	8,815
U.S. TelePacific Holdings Corp.	+\	(2)(3)	Telecommunications	L + 5.50%	6.50%	5/2/2023	6,660	6,625	6,144
VRC Companies, LLC	+	(2)(3)(6)	Business Services	L + 6.50%	7.50%	3/31/2023	30,504	29,503	29,877
Water Holdings Acquisition LLC	^+	(2)(3)(6)	Utilities: Water	L + 5.25%	6.25%	12/18/2026	26,250	25,488	25,627
Welocalize, Inc.	+	(2)(3)(6)	Business Services	L + 4.50%	5.50%	12/23/2023	22,574	22,369	22,571
WRE Holding Corp.	^+	(2)(3)(6)	Environmental Industries	L + 5.50%	6.50%	1/3/2023	8,421	8,394	8,307
First Lien Debt Total								$964,843	$956,989
Second Lien Debt (2.4% of fair value)
DBI Holding, LLC	^	(2)	Transportation: Cargo	10.00% PIK	10.00%	2/1/2026	$24,064	$23,729	$24,064
Second Lien Debt Total								$23,729	$24,064
Equity Investments (0.2% of fair value)
DBI Holding, LLC	^		Transportation: Cargo				2,961	$—	$—
DBI Holding, LLC	^		Transportation: Cargo				13,996	5,364	2,224
Equity Investments Total								$5,364	$2,224
Total Investments								$993,936	$983,277
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
# Denotes that all or a portion of the assets are owned by the Credit Fund Warehouse II. Credit Fund Warehouse II has entered into a revolving credit facility (the "Credit Fund Warehouse II Facility"). The lenders of the Credit Fund Warehouse II Facility have a first lien security interest in substantially all of the assets of the Credit Fund Warehouse II. Accordingly, such assets are not available to creditors of Credit Fund, Credit Fund Sub, or the 2019-2 Issuer.
(1)Unless otherwise indicated, issuers of investments held by Credit Fund are domiciled in the United States. As of March 31, 2021, the geographical composition of investments as a percentage of fair value was 3.0% in Canada and 97.0% in the United States. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, Credit Fund has indicated the reference rate used and provided the spread and the interest rate in effect as of March 31, 2021. As of March 31,

2021, the reference rates for Credit Fund’s variable rate loans were the 30-day LIBOR at 0.11%, the 90-day LIBOR at 0.19% and the 180-day LIBOR at 0.21%.
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
(6)As of March 31, 2021, Credit Fund and Credit Fund Sub had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

First Lien Debt – unfunded delayed draw and revolving term loans commitments	Type	Unused Fee	Par/ Principal Amount	Fair Value
ACR Group Borrower, LLC	Revolver	0.375%	$7,350	$(110)
Analogic Corporation	Revolver	0.50	1,975	—
BK Medical Holding Company, Inc.	Revolver	0.50	2,609	(176)
Chemical Computing Group ULC (Canada)	Revolver	0.50	873	—
Clearent Newco, LLC	Delayed Draw	1.00	2,549	(66)
DecoPac, Inc.	Revolver	0.50	2,143	(3)
Diligent Corporation	Delayed Draw	1.00	2,109	25
Diligent Corporation	Revolver	0.50	703	8
EvolveIP, LLC	Delayed Draw	1.00	1,904	(2)
EvolveIP, LLC	Revolver	0.50	1,680	(2)
HMT Holding Inc.	Revolver	0.50	6,173	(291)
Integrity Marketing Acquisition, LLC	Delayed Draw	1.00	3,464	46
Jensen Hughes, Inc.	Delayed Draw	1.00	1,127	(35)
Jensen Hughes, Inc.	Revolver	0.50	1,000	(31)
KBP Investments, LLC	Delayed Draw	1.00	503	1
KBP Investments, LLC	Delayed Draw	1.00	10,190	30
Propel Insurance Agency, LLC	Revolver	0.50	2,381	(24)
Propel Insurance Agency, LLC	Delayed Draw	1.00	1,733	(17)
QW Holding Corporation	Revolver	0.50	5,498	(268)
QW Holding Corporation	Delayed Draw	1.00	162	(8)
T2 Systems, Inc.	Revolver	0.50	1,955	—
The Original Cakerie, Ltd. (Canada)	Revolver	0.50	1,665	(1)
VRC Companies, LLC	Revolver	0.50	858	—
Water Holdings Acquisition LLC	Delayed Draw	1.00	8,421	(126)
Water Holdings Acquisition LLC	Revolver	0.50	5,263	(79)
Welocalize, Inc.	Revolver	0.50	1,800	(3)
WRE Holding Corp.	Revolver	0.50	778	(9)
WRE Holding Corp.	Delayed Draw	1.00	563	(7)
Total unfunded commitments			$77,429	$(1,148)

Consolidated Schedule of Investments as of December 31, 2020
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
First Lien Debt (97.5% of fair value)
Acrisure, LLC	\#	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 3.50%	3.65%	2/15/2027	$25,634	$25,606	$25,104
Alku, LLC	+#	(2)(3)	Business Services	L + 5.50%	5.75%	7/29/2026	23,666	23,466	23,512
Alpha Packaging Holdings, Inc.	+\	(2)(3)	Containers, Packaging & Glass	L + 6.00%	7.00%	11/12/2021	16,378	16,378	16,378
AmeriLife Holdings LLC	#	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 4.00%	4.15%	3/18/2027	9,951	9,929	9,802
Analogic Corporation	^+	(2)(3)(6)	Capital Equipment	L + 5.25%	6.25%	6/22/2024	18,857	18,837	18,857
Anchor Packaging, Inc.	+#	(2)(3)	Containers, Packaging & Glass	L + 4.00%	4.15%	7/18/2026	24,723	24,617	24,656
API Technologies Corp.	+\	(2)(3)	Aerospace & Defense	L + 4.25%	4.49%	5/9/2026	14,775	14,713	13,999
Aptean, Inc.	+\	(2)(3)	Software	L + 4.25%	4.40%	4/23/2026	12,281	12,227	12,077
AQA Acquisition Holding, Inc.	+\	(2)(3)(6)	High Tech Industries	L + 4.25%	5.25%	5/24/2023	18,759	18,752	18,757
Astra Acquisition Corp.	+#	(2)(3)	Software	L + 5.50%	6.50%	3/1/2027	28,783	28,392	28,783
Avalign Technologies, Inc.	+\	(2)(3)	Healthcare & Pharmaceuticals	L + 4.50%	4.73%	12/22/2025	14,592	14,481	14,334
Big Ass Fans, LLC	+\#	(2)(3)	Capital Equipment	L + 3.75%	4.75%	5/21/2024	13,766	13,714	13,766
BK Medical Holding Company, Inc.	^+	(2)(3)(6)	Healthcare & Pharmaceuticals	L + 5.25%	6.25%	6/22/2024	24,165	23,951	22,363
Chemical Computing Group ULC (Canada)	^+	(2)(3)(6)	Software	L + 5.00%	6.00%	8/30/2023	14,055	13,378	14,055
Clarity Telecom LLC.	+		Media: Broadcasting & Subscription	L + 4.25%	4.40%	8/30/2026	14,813	14,773	14,813
Clearent Newco, LLC	^	(2)(3)(6)	High Tech Industries	L + 6.50%	7.50%	3/20/2025	4,079	4,079	3,907
Clearent Newco, LLC	^+\	(2)(3)	High Tech Industries	L + 5.50%	6.50%	3/20/2025	29,486	29,236	28,722
DecoPac, Inc.	^+\	(2)(3)(6)	Non-durable Consumer Goods	L + 4.25%	5.25%	9/29/2024	12,336	12,253	12,318
Diligent Corporation	^+	(2)(3)(6)	Telecommunications	L + 6.25%	7.25%	8/4/2025	8,683	8,411	8,819
DTI Holdco, Inc.	^+\	(2)(3)	High Tech Industries	L + 4.75%	5.75%	9/30/2023	18,690	18,642	16,655
Eliassen Group, LLC	+\	(2)(3)	Business Services	L + 4.25%	4.40%	11/5/2024	7,543	7,516	7,483
EvolveIP, LLC	^+	(2)(3)(6)	Telecommunications	L + 5.75%	6.75%	6/7/2023	19,800	19,759	19,775
Exactech, Inc.	+\#	(2)(3)	Healthcare & Pharmaceuticals	L + 3.75%	4.75%	2/14/2025	21,528	21,416	20,422
Excel Fitness Holdings, Inc.	+#	(2)(3)	Hotel, Gaming & Leisure	L + 5.25%	6.25%	10/7/2025	24,750	24,546	22,780
Frontline Technologies Holdings, LLC	+	(2)(3)	Software	L + 5.75%	6.75%	9/18/2023	14,886	14,198	14,589
Golden West Packaging Group LLC	+\	(2)(3)	Containers, Packaging & Glass	L + 5.25%	6.25%	6/20/2023	29,012	28,896	28,974
HMT Holding Inc.	+\	(2)(3)(6)	Energy: Oil & Gas	L + 5.00%	6.00%	11/17/2023	32,821	32,458	30,984
Integrity Marketing Acquisition, LLC	^+	(2)(3)(6)	Banking, Finance, Insurance & Real Estate	L + 6.25%	7.25%	8/27/2025	7,836	7,701	7,956
Jensen Hughes, Inc.	+\	(2)(3)(6)	Utilities: Electric	L + 4.50%	5.50%	3/22/2024	34,584	34,489	33,424
KAMC Holdings, Inc.	+#	(2)(3)	Energy: Electricity	L + 4.00%	4.23%	8/14/2026	13,825	13,768	12,531
KBP Investments, LLC	^+	(2)(3)(6)	Beverage, Food & Tobacco	L + 5.00%	6.00%	5/15/2023	9,292	9,059	9,350
Marco Technologies, LLC	^+\	(2)(3)(6)	Media: Advertising, Printing & Publishing	L + 4.00%	5.00%	10/30/2023	7,332	7,293	7,332
Mold-Rite Plastics, LLC	+\	(2)(3)	Chemicals, Plastics & Rubber	L + 4.25%	5.25%	12/14/2021	$14,520	$14,501	$14,520
Newport Group Holdings II, Inc.	+\#	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 3.50%	3.75%	9/13/2025	23,475	23,285	23,405
Odyssey Logistics & Technology Corp.	+\#	(2)(3)	Transportation: Cargo	L + 4.00%	5.00%	10/12/2024	38,897	38,773	37,766
Output Services Group	^+\	(2)(3)	Media: Advertising, Printing & Publishing	L + 4.50%	5.50%	3/27/2024	19,421	19,382	14,178

Consolidated Schedule of Investments as of December 31, 2020
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
Pasternack Enterprises, Inc.	+\	(2)(3)	Capital Equipment	L + 4.00%	5.00%	7/2/2025	$22,524	$22,513	$22,218
Pharmalogic Holdings Corp.	+\	(2)(3)	Healthcare & Pharmaceuticals	L + 4.00%	5.00%	6/11/2023	11,205	11,189	11,158
Premise Health Holding Corp.	+\#	(2)(3)	Healthcare & Pharmaceuticals	L + 3.50%	3.75%	7/10/2025	13,584	13,538	13,503
Propel Insurance Agency, LLC	^+\	(2)(3)(6)	Banking, Finance, Insurance & Real Estate	L + 5.00%	6.00%	6/1/2024	38,134	37,662	37,716
Q Holding Company	+\#	(2)(3)	Automotive	L + 5.00%	6.00%	12/31/2023	21,735	21,604	20,229
QW Holding Corporation	+	(2)(3)(6)	Environmental Industries	L + 6.25%	7.25%	8/31/2022	11,566	11,465	10,727
Radiology Partners, Inc.	+\#	(2)(3)	Healthcare & Pharmaceuticals	L + 4.25%	4.81%	7/9/2025	27,686	27,581	27,193
RevSpring Inc.	+\#	(2)(3)	Media: Advertising, Printing & Publishing	L + 4.25%	4.40%	10/11/2025	29,449	29,265	29,199
Situs Group Holdings Corporation	+\	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 4.75%	5.75%	6/28/2025	14,781	14,689	14,636
T2 Systems, Inc.	^+	(2)(3)(6)	Transportation: Consumer	L + 6.75%	7.75%	9/28/2022	29,119	28,743	29,118
The Original Cakerie, Ltd. (Canada)	+\	(2)(3)(6)	Beverage, Food & Tobacco	L + 4.50%	5.50%	7/20/2022	6,295	6,281	6,289
The Original Cakerie, Ltd. (Canada)	+	(2)(3)	Beverage, Food & Tobacco	L + 5.00%	6.00%	7/20/2022	8,837	8,815	8,829
Thoughtworks, Inc.	\#	(2)(3)	Business Services	L + 3.75%	4.75%	10/11/2024	11,704	11,683	11,704
U.S. Acute Care Solutions, LLC	+\	(2)(3)	Healthcare & Pharmaceuticals	L + 6.00%	7.00%	5/15/2021	31,211	31,184	29,104
U.S. TelePacific Holdings Corp.	+\	(2)(3)	Telecommunications	L + 5.50%	6.50%	5/2/2023	26,660	26,585	23,984
VRC Companies, LLC	+	(2)(3)(6)	Business Services	L + 6.50%	7.50%	3/31/2023	30,582	29,464	30,582
Water Holdings Acquisition LLC	^+	(2)(3)(6)	Utilities: Water	L + 5.25%	6.25%	12/18/2026	26,316	25,520	25,516
Welocalize, Inc.	+	(2)(3)(6)	Business Services	L + 4.50%	5.50%	12/23/2023	22,629	22,414	22,584
WRE Holding Corp.	^+	(2)(3)(6)	Environmental Industries	L + 5.25%	6.25%	1/3/2023	8,367	8,336	8,252
First Lien Debt Total								$1,051,406	$1,029,687
Second Lien Debt (2.3% of fair value)
DBI Holding, LLC	^	(2)	Transportation: Cargo	9.00% PIK	9.00%	2/1/2026	$24,113	$23,768	$24,113
Second Lien Debt Total								$23,768	$24,113
Equity Investments (0.2%of fair value)
DBI Holding, LLC	^		Transportation: Cargo				2,961	$—	$—
DBI Holding, LLC	^		Transportation: Cargo				13,996	5,364	2,581
Equity Investments Total								$5,364	$2,581
Total Investments								$1,080,538	$1,056,381

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

(1)Unless otherwise indicated, issuers of investments held by Credit Fund are domiciled in the United States. As of December 31, 2020, the geographical composition of investments as a percentage of fair value was 2.8% in Canada and 97.2% in the United States. Certain portfolio company investments are subject to contractual restrictions on sales.
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
Debt
Credit Fund Facilities
The Credit Fund, Credit Fund Sub and Credit Fund Warehouse II are party to separate credit facilities as described below. As of March 31, 2021 and December 31, 2020, Credit Fund, Credit Fund Sub and Credit Fund Warehouse II were in compliance with all covenants and other requirements of their respective credit facility agreements.

Below is a summary of the borrowings and repayments under the credit facilities for the three month periods ended 2021 and 2020, and the outstanding balances under the credit facilities for the respective periods.

	Credit Fund Facility		Credit Fund Sub Facility		Credit Fund Warehouse II Facility
	2021	2020	2021	2020	2021	2020
Three Month Periods Ended March 31,
Outstanding balance, beginning of period	$—	$93,000	$420,859	$343,506	$93,402	$97,571
Borrowings	—	63,500	63,000	57,000	—	19,794
Repayments	—	(156,500)	(120,738)	(33,500)	(10,222)	(21,950)
Outstanding balance, end of period	$—	$—	$363,121	$367,006	$83,180	$95,415

Credit Fund Facility. On June 24, 2016, Credit Fund entered into the Credit Fund Facility with the Company, which was subsequently amended on June 5, 2017, October 2, 2017, November 3, 2017, June 22, 2018, June 29, 2018, February 21, 2019, March 20, 2020 and February 22, 2021, pursuant to which Credit Fund may from time to time request mezzanine loans from the Company. The maximum principal amount of the Credit Fund Facility is $175,000. The maturity date of the Credit Fund Facility is May 21, 2022. Amounts borrowed under the Credit Fund Facility bear interest at a rate of LIBOR plus 9.00%.
Credit Fund Sub Facility. On June 24, 2016, Credit Fund Sub closed on the Credit Fund Sub Facility with lenders, which was subsequently amended on May 31, 2017, October 27, 2017, August 24, 2018, December 12, 2019, March 11, 2020 and May 3, 2021. The Credit Fund Sub Facility provides for secured borrowings during the applicable revolving period up to an amount equal to $640,000. The facility is secured by a first lien security interest in substantially all of the portfolio investments held by Credit Fund Sub. The maturity date of the Credit Fund Sub Facility is May 22, 2024. Amounts borrowed under the Credit Fund Sub Facility bear interest at a rate of LIBOR plus 2.25%.
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
The 2017-1 Notes were fully redeemed during the year ended December 31, 2020. As of the redemption date, the 2017-1 Issuer was in compliance with all covenants and other requirements of the indenture.

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
As of March 31, 2021 and December 31, 2020, the 2019-2 Issuer was in compliance with all covenants and other requirements of the indenture.
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
Credit Fund II's initial portfolio consisted of 45 senior secured loans of middle market companies with an aggregate principal balance of approximately $250 million. Credit Fund II's initial portfolio was funded on November 3, 2020 with existing senior secured debt investments contributed by the Company and as part of the transaction, the Company determined that the contribution met the requirements under ASC 860, Transfers and Servicing.
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

Credit Fund II Senior Notes
On November 3, 2020, Credit Fund II Sub closed on the Credit Fund II Senior Notes (the “Credit Fund II Senior Notes”) with lenders. The Credit Fund II Senior Notes provides for secured borrowings totaling $157,500 with two tranches, A-1 and A-2 outstanding. The facility is secured by a first lien security interest in substantially all of the portfolio investments held by Credit Fund II Sub. The maturity date of the Credit Fund II Senior Notes Sub Facility is November 3, 2030. Amounts issued for the Class A-1 notes totaled $147,500 and bear interest at a rate of LIBOR plus 2.70%, and amounts issued for the Class A-2 notes totaled $10,000 and bear interest at LIBOR plus 3.20%. The A-1 Notes were rated AAA, and the A-2 Notes were rated AA by DBRS Morningstar. The terms of the Credit Fund II Senior Notes provide that as loans pay down, up to $50,000 is available from principal proceeds for reinvestment, and then the investment principal proceeds are used to directly pay down the principal balance on the Credit Fund II Senior Notes. As of March 31, 2021 and December 31, 2020, Credit Fund II Sub was in compliance with all covenants and other requirements of its respective credit agreements.
Selected Financial Data
Since inception of Credit Fund II and through March 31, 2021, the Company and CCLF made capital contributions of $78,096 and $12,709 in members’ equity, respectively, to Credit Fund II. Below is certain summarized consolidated information for Credit Fund II as of March 31, 2021 and December 31, 2020.

	As of
	March 31, 2021	December 31, 2020
ASSETS
Investments, at fair value (amortized cost of $246,772 and $245,312, respectively)	$248,375	$246,421
Cash and cash equivalents	3,492	1,385
Other assets	2,238	3,436
Total assets	$254,105	$251,242
LIABILITIES AND MEMBERS’ EQUITY
Notes payable, net of unamortized debt issuance costs of $857 and $875, respectively	$156,643	$156,625
Other liabilities	4,859	2,675
Total members' equity (1)	92,603	91,942
Total liabilities and members’ equity	$254,105	$251,242

(1) As of March 31, 2021 and December 31, 2020, the fair value of Company's ownership interest in the members' equity was $77,934 and $77,395, respectively.

For the three month period ended
March 31, 2021
(unaudited)
Selected Consolidated Statement of Operations Information:
Total investment income	$4,563
Expenses
Interest and credit facility expenses	1,201
Other expenses	191
Total expenses	1,392
Net investment income (loss)	3,171
Net realized gain (loss) on investments	—
Net change in unrealized appreciation (depreciation) on investments	494
Net increase (decrease) resulting from operations	$3,665

Below is a summary of Credit Fund II’s portfolio, followed by a listing of the loans in Credit Fund II’s portfolio as of March 31, 2021 and December 31, 2020:

	As of
	March 31, 2021	December 31, 2020
Senior secured loans (1)	$249,442	$248,172
Weighted average yields of senior secured loans based on amortized cost (2)	7.26%	7.32%
Weighted average yields of senior secured loans based on fair value (2)	7.21%	7.29%
Number of portfolio companies in Credit Fund II	42	44
Average amount per portfolio company (1)	$5,939	$5,640
Percentage of portfolio at floating interest rates (3) (4)	99.1%	99.1%
Percentage of portfolio at fixed interest rates (4)	0.9%	0.9%
Fair value of loans with PIK provisions	$8,892	$8,856
Percentage of portfolio with PIK provisions (4)	3.6%	3.6%
(1)At par/principal amount.
(2)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of March 31, 2021 and December 31, 2020. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.
(3)Floating rate debt investments are generally subject to interest rate floors.
(4)Percentages based on fair value.

Consolidated Schedule of Investments as of March 31, 2021
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
First Lien Debt (90.5% of fair value)
Airnov, Inc.	^	(2)(3)	Containers, Packaging & Glass	L + 5.25%	6.25%	12/19/2025	$1,496	$1,478	$1,493
Alpine SG, LLC	^	(2)(3)	High Tech Industries	L + 5.75%	6.75%	11/16/2022	4,411	4,392	4,342
American Physician Partners, LLC	^	(2)(3)	Healthcare & Pharmaceuticals	L + 6.75%	7.75%	12/21/2021	8,629	8,595	8,371
AMS Group HoldCo, LLC	^	(2)(3)	Transportation: Cargo	L + 6.50%	7.50%	9/29/2023	8,169	8,091	8,157
Apptio, Inc.	^	(2)(3)	Software	L + 7.25%	8.25%	1/10/2025	5,357	5,282	5,397
Aurora Lux FinCo S.Á.R.L. (Luxembourg)	^	(2)(3)	Software	L + 6.00%	7.00%	12/24/2026	$4,389	$4,295	$3,971
Avenu Holdings, LLC	^	(2)(3)	Sovereign & Public Finance	L + 5.25%	6.25%	9/28/2024	995	985	995
BMS Holdings III Corp.	^	(2)(3)	Construction & Building	L + 5.25%	6.25%	9/30/2026	3,300	3,233	3,270
Captive Resources Midco, LLC	^	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 5.75%	6.75%	5/31/2025	8,324	8,220	8,396
Chartis Holding, LLC	^	(2)(3)	Business Services	L + 5.25%	6.25%	5/1/2025	1,492	1,471	1,492
Comar Holding Company, LLC	^	(2)(3)	Containers, Packaging & Glass	L + 5.50%	6.50%	6/18/2024	8,776	8,676	8,776
Cority Software Inc. (Canada)	^	(2)(3)	Software	L + 5.25%	6.25%	7/2/2026	8,777	8,639	8,817
Ensono, LP	^	(2)(3)	Telecommunications	L + 5.25%	5.36%	6/27/2025	6,276	6,232	6,227
Ethos Veterinary Health LLC	^	(2)(3)	Consumer Services	L + 4.75%	4.86%	5/15/2026	8,170	8,108	8,118
EvolveIP, LLC	^	(2)(3)	Telecommunications	L + 5.75%	6.75%	6/7/2023	8,777	8,763	8,777
K2 Insurance Services, LLC	^	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 5.00%	6.00%	7/1/2024	6,894	6,800	6,902
Kaseya, Inc.	^	(2)(3)	High Tech Industries	L + 4.00%, 3.00% PIK	8.00%	5/2/2025	8,892	8,765	8,892

Consolidated Schedule of Investments as of March 31, 2021
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
Mailgun Technologies, Inc.	^	(2)(3)	High Tech Industries	L + 5.00%	6.00%	3/26/2025	8,457	8,332	8,379
National Technical Systems, Inc.	^	(2)(3)	Aerospace & Defense	L + 5.50%	6.50%	6/12/2023	8,800	8,780	8,800
NMI AcquisitionCo, Inc.	^	(2)(3)	High Tech Industries	L + 5.00%	6.00%	9/6/2023	8,776	8,719	8,810
Paramit Corporation	^	(2)(3)	Capital Equipment	L + 4.50%	5.50%	5/3/2025	1,000	993	994
PPC Flexible Packaging, LLC	^	(2)(3)	Containers, Packaging & Glass	L + 5.50%	6.50%	11/23/2024	4,389	4,349	4,389
Redwood Services Group, LLC	^	(2)(3)	High Tech Industries	L + 6.00%	7.00%	6/6/2023	3,291	3,273	3,291
Reladyne, Inc.	^	(2)(3)	Wholesale	L + 5.00%	6.00%	7/22/2022	6,484	6,439	6,458
Riveron Acquisition Holdings, Inc.	^	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 5.75%	6.75%	5/22/2025	8,236	8,117	8,318
RSC Acquisition, Inc.	^	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 5.50%	6.50%	11/1/2026	8,465	8,325	8,508
Smile Doctors, LLC	^	(2)(3)	Healthcare & Pharmaceuticals	L + 6.00%	7.00%	10/6/2022	6,493	6,491	6,493
Sovos Brands Intermediate, Inc.	^	(2)(3)	Beverage, Food & Tobacco	L + 4.75%	4.98%	11/20/2025	7,355	7,311	7,316
Superior Health Linens, LLC	^	(2)(3)	Business Services	L + 6.50%	7.50%	9/30/2021	7,024	7,010	7,016
T2 Systems, Inc.	^	(2)(3)	Transportation: Consumer	L + 6.75%	7.75%	9/28/2022	8,776	8,702	8,776
TCFI Aevex LLC	^	(2)(3)	Aerospace & Defense	L + 6.00%	7.00%	3/18/2026	1,714	1,685	1,711
TSB Purchaser, Inc.	^	(2)(3)	Media: Advertising, Printing & Publishing	L + 6.00%	7.00%	5/14/2024	8,777	8,649	8,734
Turbo Buyer, Inc.	^	(2)(3)	Automotive	L + 5.50%	6.50%	12/2/2025	8,153	7,988	8,235
US INFRA SVCS Buyer, LLC	^	(2)(3)	Environmental Industries	L + 6.00%	7.00%	4/13/2026	3,292	3,235	3,249
VRC Companies, LLC	^	(2)(3)	Business Services	L + 6.50%	7.50%	3/31/2023	4,300	4,264	4,214
Zemax Software Holdings, LLC	^	(2)(3)	Software	L + 5.75%	6.75%	6/25/2024	4,388	4,354	4,318
Zenith Merger Sub, Inc.	^	(2)(3)	Business Services	L + 5.25%	6.25%	12/13/2023	4,389	4,360	4,382
First Lien Debt Total								$223,401	$224,784
Second Lien Debt (9.5% of fair value)
AI Convoy S.A.R.L (United Kingdom)	^	(2)(3)	Aerospace & Defense	L + 8.25%	9.25%	1/17/2028	$5,514	$5,404	$5,714
Quartz Holding Company	^	(2)(3)	Software	L + 8.00%	8.11%	4/2/2027	$4,852	$4,773	$4,900
Tank Holding Corp.	^	(2)(3)	Capital Equipment	L + 8.25%	8.36%	3/26/2027	5,514	5,439	5,552
Ultimate Baked Goods MIDCO, LLC	^	(2)(3)	Beverage, Food & Tobacco	L + 8.00%	9.00%	8/9/2026	5,514	5,431	5,083
World 50, Inc.	^	(6)	Business Services	11.50%	11.50%	1/9/2027	2,365	2,324	2,342
Second Lien Debt Total								$23,371	$23,591
Total Investments								$246,772	$248,375
^ Denotes that all or a portion of the assets are owned by Credit Fund II Sub. Credit Fund II Sub has entered into the Credit Fund II Sub Notes. The lenders of the Credit Fund II Sub Notes have a first lien security interest in substantially all of the assets of Credit Fund II Sub. Accordingly, such assets are not available to creditors of Credit Fund II.
(1)    Unless otherwise indicated, issuers of investments held by Credit Fund II are domiciled in the United States. As of March 31, 2021, the geographical composition of investments as a percentage of fair value was 3.5% in Canada, 1.6% in Luxembourg, 2.3% in the United Kingdom and 92.6% in the United States. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, Credit Fund II has indicated the reference rate used and provided the spread and the interest rate in effect as of March 31, 2021. As of March 31, 2021, the reference rates for Credit Fund II's variable rate loans were the 30-day LIBOR at 0.11%, the 90-day LIBOR at 0.19% and the 180-day LIBOR at 0.21%.
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
First Lien Debt (90.10% of fair value)
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
Second Lien Debt (9.90% of fair value)
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
(1)    Unless otherwise indicated, issuers of investments held by Credit Fund II are domiciled in the United States. As of December 31, 2020, the geographical composition of investments as a percentage of fair value was 3.6% in Canada, 1.6% in Luxembourg, 2.3% in the United Kingdom and 92.5% in the United States. Certain portfolio company investments are subject to contractual restrictions on sales.
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
7. BORROWINGS
The Company is party to the Credit Facility and, until its termination on December 11, 2020, the SPV was party to the SPV Credit Facility as described below. In accordance with the Investment Company Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 150% after such borrowing. For the purposes of the asset coverage ratio under the Investment Company Act, the Preferred Stock, as defined in Note 1, is considered a senior security and is included in the denominator of the calculation. As of March 31, 2021 and December 31, 2020, asset coverage was 186.17% and 182.09%, respectively.

Below is a summary of the borrowings and repayments under the credit facilities for the three month periods ended March 31, 2021 and 2020, and the outstanding balances under the Facilities for the respective periods.

	For the three month periods ended
	March 31, 2021	March 31, 2020
Outstanding Borrowing, beginning of period	$347,949	$616,543
Borrowings	40,286	226,500
Repayments	(79,000)	(139,443)
Foreign currency translation	162	(1,991)
Outstanding balance, end of period	$309,397	$701,609
SPV Credit Facility
The SPV closed on the SPV Credit Facility on May 24, 2013, which was subsequently amended on June 30, 2014, June 19, 2015, June 9, 2016, May 26, 2017 and August 9, 2018. On December 11, 2020, the SPV repaid all outstanding amounts under the SPV Credit Facility and the facility was terminated. The SPV Credit Facility provided for secured borrowings during the applicable revolving period up to an amount equal to the lesser of $275,000, subject to restrictions imposed on borrowings under the Investment Company Act and certain restrictions and conditions set forth in the SPV Credit Facility, including adequate collateral to support such borrowings. The SPV Credit Facility had a revolving period through May 21, 2021 and a maturity date of May 23, 2023. Borrowings under the SPV Credit Facility bore interest initially at the applicable commercial paper rate (if the lender is a conduit lender) or LIBOR (or, if applicable, a rate based on the prime rate or federal funds rate) plus 2.00% per year. The SPV was also required to pay an undrawn commitment fee of between 0.50% and 0.75% per year depending on the drawings under the SPV Credit Facility. Payments under the SPV Credit Facility were made quarterly. The lenders had a first lien security interest on substantially all of the assets of the SPV.
Credit Facility
The Company closed on the Credit Facility on March 21, 2014, which was subsequently amended on January 8, 2015, May 25, 2016, March 22, 2017, September 25, 2018, June 14, 2019, and October 28, 2020. The maximum principal amount of the Credit Facility is $688,000, subject to availability under the Credit Facility, which is based on certain advance rates multiplied by the value of the Company’s portfolio investments (subject to certain concentration limitations) net of certain other indebtedness that the Company may incur in accordance with the terms of the Credit Facility. Proceeds of the Credit Facility may be used for general corporate purposes, including the funding of portfolio investments. Maximum capacity under the Credit Facility may be increased to $900,000 through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Credit Facility includes a $50,000 limit for swingline loans and a $20,000 limit for letters of credit. The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Credit Facility, including amounts drawn in respect of letters of credit, bear interest at either LIBOR plus an applicable spread of 2.25%, or an “alternative base rate” (which is the highest of a prime rate, the federal funds effective rate plus 0.50%, or one month LIBOR plus 1.00%) plus an applicable spread of 1.25%. The Company may elect either the LIBOR or the “alternative base rate” at the time of drawdown, and loans may be converted from one rate to another at any time, subject to certain conditions. The Company also pays a fee of 0.375% on undrawn amounts under the Credit Facility and, in respect of each undrawn letter of credit, a fee and interest rate equal to the then-applicable margin under the Credit Facility while the letter of credit is outstanding. The availability period under the Credit Facility will terminate on October 28, 2024 and the Credit Facility will mature on October 28, 2025. During the period from October 29, 2024 to October 28, 2025, the Company will be obligated to make mandatory prepayments under the Credit Facility out of the proceeds of certain asset sales, other recovery events and equity and debt issuances.
Subject to certain exceptions, the Credit Facility is secured by a first lien security interest in substantially all of the portfolio investments held by the Company. The Credit Facility includes customary covenants, including certain financial covenants related to asset coverage, shareholders’ equity and liquidity, certain limitations on the incurrence of additional indebtedness and liens, and other maintenance covenants, as well as usual and customary events of default for senior secured revolving credit facilities of this nature. As of March 31, 2021 and December 31, 2020, the Company was in compliance with all covenants and other requirements of its credit facility agreements.

Summary of Facilities
The Facilities consisted of the following as of March 31, 2021 and December 31, 2020:

	March 31, 2021
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Credit Facility	$688,000	$309,397	$378,603	$358,091
Total	$688,000	$309,397	$378,603	$358,091

	December 31, 2020
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Credit Facility	$688,000	$347,949	$340,051	$207,365
Total	$688,000	$347,949	$340,051	$207,365
(1)The unused portion is the amount upon which commitment fees are based.
(2)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.

For the three month periods ended March 31, 2021 and 2020, the components of interest expense and credit facility fees were as follows:

	For the three month periods ended
	March 31, 2021	March 31, 2020
Interest expense	$2,033	$6,373
Facility unused commitment fee	328	318
Amortization of deferred financing costs	191	244
Other fees	—	29
Total interest expense and credit facility fees	$2,552	$6,964
Cash paid for interest expense	$1,985	$6,688

Average principal debt outstanding	$340,357	$672,263
Weighted average interest rate	2.39%	3.75%

As of March 31, 2021 and December 31, 2020, the components of interest and credit facilities payable were as follows:

	As of
	March 31, 2021	December 31, 2020
Interest expense payable	$165	$119
Unused commitment fees payable	4	4
Other credit facility fees payable	4	14
Interest and credit facilities payable	$173	$137

Weighted average interest rate (based on floating LIBOR rates)	2.37%	2.59%

8. NOTES PAYABLE
Senior Notes
On December 30, 2019, the Company closed a private offering of $115.0 million in aggregate principal amount of 4.750% Senior Unsecured Notes due December 31, 2024 (the "2019 Notes"). Interest is payable quarterly, beginning March 31, 2020. On December 11, 2020, the Company issued an additional $75.0 million aggregate principal amount of senior unsecured notes due December 31, 2024 (the "2020 Notes", and together with the 2019 Notes, the "Senior Notes"). The 2020 Notes bear interest at an interest rate of 4.500% and the interest is payable quarterly, beginning December 31, 2020.
The interest rate on the Senior Notes is subject to increase (up to an additional 1.00% over the stated rate of such notes) in the event that, subject to certain exceptions, the Senior Notes cease to have an investment grade rating. The Company is obligated to offer to repay the notes at par if certain change in control events occur. The Senior Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. Interest expense on the Senior Notes for the three months ended March 31, 2021 and 2020 was $2,209 and $1,400, respectively.
The note purchase agreement for the Senior Notes contains customary terms and conditions for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a business development company within the meaning of the Investment Company Act and a regulated investment company under the Code, minimum asset coverage ratio and interest coverage ratio, and prohibitions on certain fundamental changes at the Company or any subsidiary guarantor, as well as customary events of default with customary cure and notice, including, without limitation, nonpayment, breach of covenant, material breach of representation or warranty under the note purchase agreement, cross-acceleration under other indebtedness of the Company or certain significant subsidiaries, certain judgments and orders, and certain events of bankruptcy. As of March 31, 2021, the Company was in compliance with these terms and conditions.

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
The Investment Adviser serves as collateral manager to the 2015-1 Issuer under a collateral management agreement (the “Collateral Management Agreement”). Pursuant to the Collateral Management Agreement, the 2015-1 Issuer pays management fees (comprised of base management fees, subordinated management fees and incentive management fees) to the Investment Adviser for rendering collateral management services. As per the Collateral Management Agreement, for the period the Company retains all of the 2015-1 Issuer Preferred Interests, the Investment Adviser does not earn management fees for providing such collateral management services. The Company currently retains all of the 2015-1 Issuer Preferred Interests, thus the Investment Adviser did not earn any management fees from the 2015-1 Issuer for the three month periods ended March 31, 2021 and 2020. Any such waived fees may not be recaptured by the Investment Adviser.
Pursuant to an undertaking by the Company in connection with the 2015-1 Debt Securitization Refinancing, the Company has agreed to hold on an ongoing basis the 2015-1 Issuer Preferred Interests with an aggregate dollar purchase price at least equal to 5% of the aggregate outstanding amount of all collateral obligations by the 2015-1 Issuer for so long as any securities of the 2015-1 Issuer remain outstanding. As of March 31, 2021, the Company was in compliance with its undertaking.
The 2015-1 Issuer pays ongoing administrative expenses to the trustee, independent accountants, legal counsel, rating agencies and independent managers in connection with developing and maintaining reports, and providing required services in connection with the administration of the 2015-1 Issuer.
As of March 31, 2021, the 2015-1R Notes were secured by 63 first lien and second lien senior secured loans with a total fair value of approximately $521,355 and cash of $13,334. The pool of loans in the securitization must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture governing the 2015-1R Notes.
For the three month periods ended March 31, 2021 and 2020, the effective annualized weighted average interest rates, which include amortization of debt issuance costs on the 2015-1R Notes, were 2.43% and 3.92%, respectively, based on floating LIBOR rates. As of March 31, 2021 and December 31, 2020 the weighted average interest rates were 2.38% and 2.42% respectively, based on floating LIBOR rates.

For the for the three month periods ended March 31, 2021 and 2020, the components of interest expense on the 2015-1R Notes were as follows:

	For the three month periods ended
	March 31, 2021	March 31, 2020
Interest expense	$2,671	$4,393
Amortization of deferred financing costs	62	62
Total interest expense and credit facility fees	$2,733	$4,455
Cash paid for interest expense	$2,720	$4,594

As of March 31, 2021 and December 31, 2020, $2,253 and $2,302, respectively, of interest expense was included in interest and credit facility fees payable.
9. COMMMITMENTS AND CONTINGENCIES
A summary of significant contractual payment obligations was as follows as of March 31, 2021 and December 31, 2020:

Payment Due by Period	March 31, 2021	December 31, 2020
Less than one year	$—	$—
1-3 years	—	—
3-5 years	499,397	537,949
More than 5 years	449,200	449,200
Total	$948,597	$987,149
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of March 31, 2021 and December 31, 2020 for any such exposure.
We have in the past, currently are and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments.
The Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par Value as of
	March 31, 2021	December 31, 2020
Unfunded delayed draw commitments	$75,856	$73,292
Unfunded revolving loan commitments	73,296	76,216
Total unfunded commitments	$149,152	$149,508

10. NET ASSETS
The Company has the authority to issue 198,000,000 shares of common stock, par value $0.01 per share, and 2,000,000 shares of preferred stock, par value $0.01 per share.
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

    The Preferred Stock is convertible, in whole or in part, at the option of the holder of the Preferred Stock into the number of shares of common stock equal to the Liquidation Preference plus any accumulated but unpaid dividends, divided by an initial conversion price of $9.50, subject to certain adjustments to prevent dilution as set forth in the Company's Articles Supplementary. The conversion price as of March 31, 2021 was $9.49. At any time after May 5, 2023, the Company, with the approval of the Board of Directors, including a majority of the Independent Directors, will have the option to redeem all of the Preferred Stock for cash consideration equal to the Liquidation Preference plus any accumulated but unpaid dividends. The holders of the Preferred Stock will have the right to convert all or a portion of their shares of Preferred Stock prior to the date fixed for such redemption. At any time after May 5, 2027, the holders of the Preferred Stock will have the option to require the Company to redeem any or all of the then-outstanding Preferred Stock upon 90 days’ notice. The form of consideration used in any such redemption is at the option of the Board of Directors, including a majority of the Independent Directors, and may be cash consideration equal to the Liquidation Preference plus any accumulated but unpaid dividends, or shares of common stock. Holders also have the right to redeem the Preferred Stock upon a Change in Control (as defined in the Article Supplementary).
The following table summarizes the Company’s dividends declared on its preferred stock during the prior year and the current fiscal year to-date. Unless otherwise noted, dividends were declared and paid, or are payable, in cash.

Date Declared	Record Date	Payment Date	Per Share Amount
June 30, 2020	June 30, 2020	September 30, 2020	$0.277
September 30, 2020	September 30, 2020	September 30, 2020	0.423
December 31, 2020	December 31, 2020	December 31, 2020	0.438
March 31, 2021	March 31, 2021	March 31, 2021	0.438
Total			$1.576
Company Stock Repurchase Program
On November 2, 2020, the Company's Board of Directors approved the continuation of the Company's common stock repurchase program (the "Company Stock Repurchase Program") until November 5, 2021, or until the approved dollar amount has been used to repurchase shares of common stock, as well as the expansion of the repurchase authorization to $150 million in the aggregate of the Company's outstanding common stock. This program may be suspended, extended, modified or discontinued by the Company at any time, subject to applicable law. The Company's Stock Repurchase Program was originally approved by the Company's Board of Directors on November 5, 2018 and announced on November 6, 2018. Since the inception of the Company Stock Repurchase Program through March 31, 2021, the Company has repurchased 7,759,397 shares of the Company's common stock at an average cost of $13.20 per share, or $102,418 in the aggregate, resulting in accretion to net assets per share of $0.44.

Changes in Net Assets
For the three month period ended March 31, 2021, the Company repurchased and extinguished 511,047 shares for $5,570. The following table summarizes capital activity during the for the three month period ended March 31, 2021:

	Preferred Stock		Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount	Shares	Amount
Balance, January 1, 2021	2,000,000	$50,000	55,320,309	$553	$1,081,436	$(1,633)	$14,568	$(140,133)	$(103,428)	$901,363
Repurchase of common stock	—	—	(511,047)	(5)	(5,565)	—	—	—	—	(5,570)
Net investment income (loss)	—	—	—	—	—	—	20,679	—	—	20,679
Net realized gain (loss)	—	—	—	—	—	—	—	1,591	—	1,591
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	—	—	—	13,634	13,634
Dividends declared on common stock and preferred stock	—	—	—	—	—	—	(21,177)	—	—	(21,177)
Balance, March 31, 2021	2,000,000	$50,000	54,809,262	$548	$1,075,871	$(1,633)	$14,070	$(138,542)	$(89,794)	$910,520

For the three month period ended March 31, 2020, the Company repurchased and extinguished 1,455,195 shares for $16,003. The following table summarizes capital activity for the three month period ended March 31, 2020:

	Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, January 1, 2020	57,763,811	$578	$1,109,238	$(1,633)	$10,368	$(82,654)	$(79,426)	$956,471
Repurchase of common stock	(1,455,195)	(15)	(15,988)	—	—	—	—	(16,003)
Net investment income (loss)	—	—	—	—	23,972	—	—	23,972
Net realized gain (loss)	—	—	—	—	—	(1,847)	—	(1,847)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	—	(143,225)	(143,225)
Dividends declared	—	—	—	—	(20,834)	—	—	(20,834)
Balance, March 31, 2020	56,308,616	$563	$1,093,250	$(1,633)	$13,506	$(84,501)	$(222,651)	$798,534

Earnings Per Share
The Company calculates earnings per share in accordance with ASC 260, "Earnings per Share." Basic earnings per share is calculated by dividing the net increase (decrease) in net assets resulting from operations, less preferred dividends, by the weighted average number of common shares outstanding. Diluted earnings per share gives effect to all dilutive potential common shares outstanding using the if-converted method for the convertible Preferred Stock. Diluted earnings per share excludes all dilutive potential common shares if their effect is anti-dilutive. Potential common shares for the three months ended

March 31, 2021 would be dilutive because of profit during the period. Basic and diluted earnings per common share were as follows:

	For the three month period ended March 31, 2021
	Basic	Diluted
Net increase (decrease) in net assets resulting from operations attributable to Common Stockholders	$35,029	$35,904
Weighted-average common shares outstanding	55,039,010	60,306,312
Basic and diluted earnings per share	$0.65	$0.60

	For the three month period ended March 31, 2020
	Basic	Diluted
Net increase (decrease) in net assets resulting from operations attributable to Common Stockholders	$(121,100)	$(121,100)
Weighted-average common shares outstanding	57,112,193	57,112,193
Basic and diluted earnings per share	$(2.12)	$(2.12)
Common Stock Dividends
The following table summarizes the Company’s dividends declared on its common stock during the two most recent fiscal years and the current fiscal year to-date:

Date Declared	Record Date	Payment Date	Per Common Share Amount
February 22, 2019	March 29, 2019	April 17, 2019	$0.37
May 6, 2019	June 28, 2019	July 17, 2019	$0.37
June 17, 2019	June 28, 2019	July 17, 2019	$0.08	(1)
August 5, 2019	September 30, 2019	October 17, 2019	$0.37
November 4, 2019	December 31, 2019	January 17, 2020	$0.37
December 12, 2019	December 31, 2019	January 17, 2020	$0.18	(1)
February 24, 2020	March 31, 2020	April 17, 2020	$0.37
May 4, 2020	June 30, 2020	July 17, 2020	$0.37
August 3, 2020	September 30, 2020	October 16, 2020	$0.32	(2)
August 3, 2020	September 30, 2020	October 16, 2020	$0.05	(1)
November 2, 2020	December 31, 2020	January 15, 2021	$0.32
November 2, 2020	December 31, 2020	January 15, 2021	$0.04	(1)
February 22, 2021	March 31, 2021	April 16, 2021	$0.32
February 22, 2021	March 31, 2021	April 16, 2021	$0.05	(1)
(1)Represents a special/supplemental dividend.
(2)The Company updated its dividend policy such that the regular dividend is $0.32 per share of common stock, effective with the third quarter 2020 dividend.

11. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of consolidated financial highlights for the three month periods ended March 31, 2021 and 2020:

	For the three month periods ended
	March 31, 2021	March 31, 2020
Per Common Share Data:
Net asset value per common share, beginning of period	$15.39	$16.56
Net investment income (loss) (1)	0.36	0.42
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	0.29	(2.57)
Net increase (decrease) in net assets resulting from operations	0.65	(2.15)
Dividends declared (2)	(0.37)	(0.37)
Accretion due to share repurchases	0.03	0.14
Net asset value per common share, end of period	$15.70	$14.18
Market price per common share, end of period	$13.20	$5.22

Number of common shares outstanding, end of period	54,809,262	56,308,616
Total return based on net asset value (3)	4.42%	(12.14)%
Total return based on market price (4)	32.26%	(58.22)%
Net assets attributable to Common Stockholders, end of period	$860,520	$798,534
Ratio to average net assets attributable to Common Stockholders(5):
Expenses before incentive fees	1.76%	2.38%
Expenses after incentive fees	2.23%	2.94%
Net investment income (loss)	2.28%	2.66%
Interest expense and credit facility fees	0.83%	1.41%
Ratios/Supplemental Data:
Asset coverage, end of period	186.17%	163.08%
Portfolio turnover	8.05%	3.11%
Weighted-average shares outstanding	55,039,010	57,112,193
(1)Net investment income (loss) per common share was calculated as net investment income (loss) less the preferred dividend for the period divided by the weighted average number of common shares outstanding for the period.
(2)Dividends declared per common share was calculated as the sum of dividends on common stock declared during the period divided by the number of common shares outstanding at each respective quarter-end date (refer to Note 10, Net Assets).
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

12. LITIGATION
The Company may become party to certain lawsuits in the ordinary course of business. The Company does not believe that the outcome of current matters, if any, will materially impact the Company or its consolidated financial statements. As of March 31, 2021 and December 31, 2020, the Company was not subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company.
In addition, portfolio investments of the Company could be the subject of litigation or regulatory investigations in the ordinary course of business. The Company does not believe that the outcome of any current contingent liabilities of its portfolio investments, if any, will materially affect the Company or these consolidated financial statements.

13. TAX
The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of March 31, 2021 and December 31, 2020.
In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. As of March 31, 2021 and December 31, 2020, the Company had filed tax returns and therefore is subject to examination.
The Company’s taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate. The estimated tax character of dividends declared on preferred stock and common stock for three month periods ended March 31, 2021 and 2020 was as follows:

	For the three month periods ended
	March 31, 2021	March 31, 2020
Ordinary income	$21,177	$20,834
Tax return of capital	$—	$—
14. SUBSEQUENT EVENTS
Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed below and elsewhere in the consolidated financial statements.
On May 3, 2021, the Board of Directors declared a regular quarterly common dividend of $0.32 plus a supplemental common dividend of $0.04, which are payable on July 15, 2021 to common stockholders of record on June 30, 2021.

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
•the impact of fluctuations in interest rates on our business, including from changes in or the discontinuation of LIBOR, on our business;
•the valuation of investments in portfolio companies, particularly those having no liquid trading market, and the impact of the COVID-19 pandemic thereon;
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
We use words such as “anticipates,” “believes,” “expects,” “intends,” “will,” “should,” “may,” “plans,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions to identify forward-looking statements, although not all forward-looking statements include these words. Our actual results and condition could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” in Part II, Item 1A of our annual report on Form 10-K for the year ended December 31, 2020 (our "2020 Form 10-K").
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

OVERVIEW
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Part I, Item 1 of this Form 10-Q “Financial Statements.” This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to those described in “Risk Factors” in Part I, Item 1A of our 2020 Form 10-K. Our actual results could differ materially from those anticipated by such forward-looking statements due to factors discussed under “Risk Factors” in our 2020 Form 10-K and “Cautionary Statements Regarding Forward-Looking Statements” appearing elsewhere in this Form 10-Q.
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
We are externally managed by our Investment Adviser, an investment adviser registered under the Advisers Act. Our Administrator provides the administrative services necessary for us to operate. Both our Investment Adviser and our Administrator are wholly owned subsidiaries of Carlyle Investment Management L.L.C., a subsidiary of Carlyle. Our Investment Adviser’s five-person investment committee is responsible for reviewing and approving our investment opportunities. The members of the investment committee have experience investing through different credit cycles. Our Investment Adviser’s investment committee comprises five of the most senior credit professional within the Carlyle Global

Credit segment, with backgrounds and expertise across asset classes and over 26 years of average industry experience and 10 years of average tenure. In addition, our Investment Adviser and its investment team are supported by a team of finance, operations and administrative professionals currently employed by Carlyle Employee Co., a wholly owned subsidiary of Carlyle.
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
PORTFOLIO AND INVESTMENT ACTIVITY
Below is a summary of certain characteristics of our investment portfolio as of March 31, 2021 and December 31, 2020.

	As of
	March 31, 2021	December 31, 2020
Fair value of investments	$1,841,634	$1,825,749
Count of investments	164	160
Count of portfolio companies / investment funds	119	117
Count of industries	27	27
Percentage of total investment fair value:
First lien debt (excluding first lien/last out debt)	63.2%	63.6%
First lien/last out debt	3.4%	3.4%
Second lien debt	16.3%	15.6%
Total secured debt	82.9%	82.6%
Investment Funds	15.2%	15.5%
Equity investments	1.9%	1.9%

Percentage of debt investment fair value:
Floating rate (1)	99.1%	99.1%
Fixed interest rate	0.9%	0.9%
(1) Primarily subject to interest rate floors.

Our investment activity for the three month periods ended March 31, 2021 and 2020 is presented below (information presented herein is at amortized cost unless otherwise indicated):

	For the three month periods ended
	March 31, 2021	March 31, 2020
Investments:
Total investments, beginning of period	$1,922,966	$2,201,451
New investments purchased	148,927	331,932
Net accretion of discount on investments	2,026	2,586
Net realized gain (loss) on investments	1,673	(1,697)
Investments sold or repaid	(150,601)	(286,945)
Total Investments, end of period	$1,924,991	$2,247,327
Principal amount of investments funded:
First Lien Debt (excluding First Lien/Last Out Debt)	$98,408	$75,510
First Lien/Last Out Debt	—	—
Second Lien Debt	52,369	86,109
Equity Investments	645	10,500
Investment Funds	—	156,000
Total	$151,422	$328,119
Principal amount of investments sold or repaid:
First Lien Debt (excluding First Lien/Last Out Debt)	$(106,827)	$(97,185)
First Lien/Last Out Debt	(246)	(19,273)
Second Lien Debt	(41,531)	(15,232)
Equity Investments	(446)	—
Investment Funds	—	(156,500)
Total	$(149,050)	$(288,190)
Number of new funded investments	10	10
Average amount of new funded investments	$12,583	$10,277
Percentage of new funded debt investments at floating interest rates	100%	90%
Percentage of new funded debt investments at fixed interest rates	—%	10%
As of March 31, 2021 and December 31, 2020, investments consisted of the following:

	March 31, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt (excluding First Lien/Last Out Debt)	$1,226,793	$1,164,592	$1,234,579	$1,161,881
First Lien/Last Out Debt	63,401	62,061	63,575	62,182
Second Lien Debt	308,048	299,322	297,962	284,523
Equity Investments	32,653	35,030	32,754	33,877
Investment Funds	294,097	280,629	294,096	283,286
Total	$1,924,992	$1,841,634	$1,922,966	$1,825,749

The weighted average yields (1) for our first and second lien debt, based on the amortized cost and fair value as of March 31, 2021 and December 31, 2020, were as follows:

	March 31, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt (excluding First Lien/Last Out Debt)	7.18%	7.56%	7.08%	7.53%
First Lien/Last Out Debt	9.64%	9.85%	9.65%	9.87%
First Lien Debt Total	7.30%	7.68%	7.21%	7.65%
Second Lien Debt	9.04%	9.30%	9.15%	9.59%
First and Second Lien Debt Total	7.63%	7.99%	7.57%	8.01%

(1)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of March 31, 2021 and December 31, 2020. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount "OID") and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.
Total weighted average yields (which includes the effect of accretion of discount and amortization of premiums) of our first and second lien debt investments as measured on an amortized cost basis increased from 7.57% to 7.63% from December 31, 2020 to March 31, 2021.
The following table summarizes the fair value of our performing and non-accrual/non-performing investments as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
	Fair Value	Percentage	Fair Value	Percentage
Performing	$1,781,258	96.7%	$1,767,613	96.8%
Non-accrual (1)	60,376	3.3	58,136	3.2
Total	$1,841,634	100.0%	$1,825,749	100.0%

(1)For information regarding our non-accrual policy, see Note 2 to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
See the Consolidated Schedules of Investments as of March 31, 2021 and December 31, 2020 in our consolidated financial statements in Part I, Item 1 of this Form 10-Q for more information on these investments, including a list of companies and type and amount of investments.

As part of the monitoring process, our Investment Adviser has developed risk policies pursuant to which it regularly assesses the risk profile of each of our debt investments and rates each of them based on categories, which we refer to as “Internal Risk Ratings”. Pursuant to these risk policies, an Internal Risk Rating of 1 – 5, which are defined below, is assigned to each debt investment in our portfolio. Key drivers of internal risk ratings include financial metrics, financial covenants, liquidity and enterprise value coverage.
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

Our Investment Adviser monitors and, when appropriate, changes the investment ratings assigned to each debt investment in our portfolio. Our Investment Adviser reviews our investment ratings in connection with our quarterly valuation process. The below table summarizes the Internal Risk Ratings as of March 31, 2021 and December 31, 2020.

	March 31, 2021		December 31, 2020
	Fair Value	% of Fair Value	Fair Value	% of Fair Value
(dollar amounts in millions)
Internal Risk Rating 1	$19.1	1.3%	$19.1	1.3%
Internal Risk Rating 2	1,097.9	71.9	1,047.5	69.4
Internal Risk Rating 3	324.9	21.3	361.1	23.9
Internal Risk Rating 4	49.6	3.2	48.2	3.2
Internal Risk Rating 5	34.5	2.3	32.8	2.2
Total	$1,526.0	100.0%	$1,508.6	100.0%

As of March 31, 2021 and December 31, 2020, the weighted average Internal Risk Rating of our debt investment portfolio was 2.3 and 2.4, respectively. As of March 31, 2021, six of our debt investments, with an aggregate fair value of $84.1 million were assigned an Internal Risk Rating of 4-5.  As of December 31, 2020, six of our debt investments, with an aggregate fair value of $80.9 million were assigned an Internal Risk Rating of 4-5. As of March 31, 2021 and December 31, 2020, five and five of our debt investments were on non-accrual status, respectively. Our debt investments non-accrual status had a fair value of $60.4 million and $58.1 million, respectively, which represented approximately 3.3% and 3.2%, respectively, of our total investments at fair value as of March 31, 2021 and December 31, 2020. The remaining first and second lien debt investments were performing and current on their interest payments as of March 31, 2021 and December 31, 2020.

CONSOLIDATED RESULTS OF OPERATIONS
For the three month periods ended March 31, 2021 and 2020
The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and losses and net change in unrealized appreciation and depreciation. As a result, quarterly comparisons may not be meaningful.
Investment Income
Investment income for the three month periods ended March 31, 2021 and 2020 was as follows:

	For the three month periods ended
	March 31, 2021	March 31, 2020
Investment income
First Lien Debt	$25,584	$35,650
Second Lien Debt	6,700	8,126
Equity Investments	1,036	185
Investment Funds	7,528	6,549
Cash	—	35
Total investment income	$40,848	$50,545
The decrease in investment income for the three month period ended March 31, 2021 from the comparable period in 2020 was primarily driven by a lower average loan balance and the decrease in LIBOR. As of March 31, 2021, the size of our portfolio decreased to $1,924,992 from $2,247,327 as of March 31, 2020, at amortized cost. As of March 31, 2021, the weighted average yield of our first and second lien debt investments decreased to 7.63% from 7.74% as of March 31, 2020 on amortized cost, primarily due to the decrease in LIBOR.
Interest income on our first and second lien debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of March 31, 2021 and 2020, five and seven first lien debt investments, respectively, were on non-accrual status. Non-accrual investments had a fair value of $60,376 and $44,116 respectively, which represented approximately 3.3% and 2.2% of total investments at fair value, respectively, as of March 31, 2021 and 2020. The remaining first and second lien debt investments were performing and current on their interest payments as of March 31, 2021 and 2020.
For the three month periods ended March 31, 2021 and 2020, the Company earned $1,470 and $2,344, respectively, in other income. The decrease in other income for the three month period ended March 31, 2021 from the comparable period in 2020 was primarily driven by lower prepayment and underwriting fees.
For the three month periods ended March 31, 2021 and 2020, the Company earned $7,528 and $6,549, respectively, in dividend and interest income from the Investment Funds. The increase for the three month period ended March 31, 2021 from the comparable periods in 2020 was driven by the formation of Credit Fund II during the fourth quarter of 2020 and by a higher dividend from Credit Fund, partially offset by a decrease in interest income on the Mezzanine Loan to Credit Fund.
Net investment income (loss) for the three month periods ended March 31, 2021 and 2020 was as follows:

	For the three month periods ended
	March 31, 2021	March 31, 2020
Total investment income	$40,848	$50,545
Net expenses (including excise tax expense)	(20,169)	(26,573)
Net investment income (loss)	$20,679	$23,972

Expenses

	For the three month periods ended
	March 31, 2021	March 31, 2020
Base management fees	$6,800	$7,386
Incentive fees	4,257	5,086
Professional fees	691	667
Administrative service fees	282	106
Interest expense	6,975	12,179
Credit facility fees	519	590
Directors’ fees and expenses	116	96
Other general and administrative	405	411
Excise tax expense	124	52
Expenses	$20,169	$26,573

Interest expense and credit facility fees for the three month periods ended March 31, 2021 and 2020 were comprised of the following:

	For the three month periods ended
	March 31, 2021	March 31, 2020
Interest expense	$6,975	$12,179
Facility unused commitment fee	328	318
Amortization of deferred financing costs	191	243
Other fees	—	29
Total interest expense and credit facility fees	$7,494	$12,769
Cash paid for interest expense	$6,915	$12,647

Average principal debt outstanding	$979,557	$1,236,463
Weighted average interest rate	2.85%	3.91%
The decrease in interest expense for the three month period ended March 31, 2021 compared to the comparable period in 2020 was primarily driven by lower LIBOR and lower average principal balances outstanding.
Below is a summary of the base management fees and incentive fees incurred during the three month periods ended March 31, 2021 and 2020.

	For the three month periods ended
	March 31, 2021	March 31, 2020
Base management fees	$6,800	$7,386
Incentive fees on pre-incentive fee net investment income	4,257	5,086
Realized capital gains incentive fees	—	—
Accrued capital gains incentive fees	—	—
Total capital gains incentive fees	—	—
Total incentive fees	4,257	5,086
Total base management fees and incentive fees	$11,057	$12,472
The decrease in base management fees and incentive fees related to pre-incentive fee net investment income for the three month periods ended March 31, 2021 from the comparable period in 2020 was driven by lower investment fair value and lower pre-incentive fee net investment income, respectively.

For the three month periods ended March 31, 2021 and 2020, there were no accrued capital gains incentive fees based upon the cumulative net realized and unrealized appreciation (depreciation) as of March 31, 2021 and 2020. The accrual for any capital gains incentive fee under accounting principles generally accepted in the United States (“U.S. GAAP”) in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. See Note 4 to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q for more information on the incentive and base management fees.
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
Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) on Investments
During the three month periods ended March 31, 2021 and 2020, we had realized gains on 8 and 4 investments, respectively, totaling approximately $1,673 and $627, respectively, which was offset by realized losses on 0 and 3 investments, respectively, totaling approximately $0 and $2,324, respectively. During the three month periods ended March 31, 2021 and 2020, we had unrealized appreciation on 99 and 15 investments, respectively, totaling approximately $24,087 and $4,389, respectively, which was offset by unrealized depreciation on 58 and 122 investments, respectively, totaling approximately $10,228 and $149,952, respectively.
Net realized gain (loss) and net change in unrealized appreciation (depreciation) by the type of investments for the three month periods ended March 31, 2021 and 2020 were as follows:

	For the three month periods ended
	March 31, 2021	March 31, 2020
Net realized gain (loss) on investments	$1,673	$(1,697)
Net change in unrealized appreciation (depreciation) on investments	13,859	(145,563)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	$15,532	$(147,260)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) by the type of investments for the three month periods ended March 31, 2021 and 2020 were as follows:

	For the three month periods ended
	March 31, 2021		March 31, 2020
Type	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)
First Lien Debt	$992	$10,550	$(2,054)	$(90,659)
Second Lien Debt	—	4,713	—	(34,034)
Equity Investments	681	1,254	357	(1,908)
Investment Funds	—	(2,691)	—	(18,962)
Total	$1,673	$13,826	$(1,697)	$(145,563)
Net change in unrealized appreciation in our investments for the three month period ended March 31, 2021 improved compared to the comparable period in 2020 primarily due to tightening market yields and improving credit fundamentals in 2021, compared to higher market yields in 2020 related to the COVID-19 pandemic. Net change in unrealized appreciation (depreciation) is also driven by changes in other inputs utilized under our valuation methodology, including, but not limited to, enterprise value multiples, borrower leverage multiples and borrower ratings, and the impact of exits.

MIDDLE MARKET CREDIT FUND, LLC
Overview
On February 29, 2016, the Company and Credit Partners entered into an amended and restated limited liability agreement, which was subsequently amended and restated on June 24, 2016 and February 22, 2021 (as amended, the "Limited Liability Company Agreement") to co-manage Credit Fund, a Delaware limited liability company that is not consolidated in the Company’s consolidated financial statements. Credit Fund primarily invests in first lien loans of middle market companies. Credit Fund is managed by a six-member board of managers, on which the Company and Credit Partners each have equal representation. Establishing a quorum for Credit Fund’s board of managers requires at least four members to be present at a meeting, including at least two of the Company’s representatives and two of Credit Partners’ representatives. The Company and Credit Partners each have 50% economic ownership of Credit Fund and have commitments to fund, from time to time, capital of up to $250,000 each. Funding of such commitments generally requires the approval of the board of Credit Fund, including the board members appointed by the Company. By virtue of its membership interest, the Company and Credit Partners each indirectly bear an allocable share of all expenses and other obligations of Credit Fund.
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

Selected Financial Data
Since inception of Credit Fund and through March 31, 2021 and December 31, 2020, the Company and Credit Partners each made capital contributions of $1 and $1 in members’ equity, respectively, and $216,000 and $216,000 in subordinated loans, respectively, to Credit Fund. Below is certain summarized consolidated financial information for Credit Fund as of March 31, 2021 and December 31, 2020.

	March 31, 2021	December 31, 2020
	(unaudited)
Selected Consolidated Balance Sheet Information
ASSETS
Investments, at fair value (amortized cost of $993,936 and $1,080,538, respectively)	$983,277	$1,056,381
Cash and cash equivalents	63,384	119,796
Other assets	11,344	7,553
Total assets	$1,058,005	$1,183,730
LIABILITIES AND MEMBERS’ EQUITY
Secured borrowings	$446,301	$514,261
Notes payable, net of unamortized debt issuance costs of $1,511 and $1,559, respectively	184,326	253,933
Other liabilities	15,243	15,543
Subordinated loans and members’ equity (1)	412,135	399,993
Liabilities and members’ equity	$1,058,005	$1,183,730
(1) As of March 31, 2021 and December 31, 2020, the fair value of the Company’s ownership interest in the subordinated loans and members’ equity was $202,695 and $205,891, respectively.

	For the three month periods ended
	March 31, 2021	March 31, 2020
	(unaudited)
Selected Consolidated Statement of Operations Information:
Total investment income	$16,105	$21,592
Expenses
Interest and credit facility expenses	5,415	13,927
Other expenses	468	503
Total expenses	5,883	14,430
Net investment income (loss)	10,222	7,162
Net realized gain (loss) on investments	(1,578)	—
Net change in unrealized appreciation (depreciation) on investments	13,498	(86,293)
Net increase (decrease) resulting from operations	$22,142	$(79,131)

Below is a summary of Credit Fund’s portfolio, followed by a listing of the loans in Credit Fund's portfolio, as of March 31, 2021 and December 31, 2020:

	As of
	March 31, 2021	December 31, 2020
Senior secured loans (1)	$997,657	$1,084,491
Weighted average yields of senior secured loans based on amortized cost (2)	6.06%	6.03%
Weighted average yields of senior secured loans based on fair value (2)	6.11%	6.15%
Number of portfolio companies in Credit Fund	50	54
Average amount per portfolio company (1)	$19,953	$20,083
Number of loans on non-accrual status	—	—
Fair value of loans on non-accrual status	$—	$—
Percentage of portfolio at floating interest rates (3)(4)	97.3%	97.7%
Percentage of portfolio at fixed interest rates (4)	2.7%	2.3%
Fair value of loans with PIK provisions	$26,602	$24,113
Percentage of portfolio with PIK provisions (4)	2.7%	2.3%
(1)At par/principal amount.
(2)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of March 31, 2021 and December 31, 2020. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.
(3)Floating rate debt investments are primarily subject to interest rate floors.
(4)Percentages based on fair value.

Consolidated Schedule of Investments as of March 31, 2021
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
First Lien Debt (97.3% of fair value)
ACR Group Borrower, LLC	^+	(2)(3)(6)	Aerospace & Defense	L + 4.50%	5.50%	3/31/2028	$34,650	$34,020	$34,020
Acrisure, LLC	\#	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 3.50%	3.70%	2/15/2027	25,570	25,542	25,220
Alpha Packaging Holdings, Inc.	+\	(2)(3)	Containers, Packaging & Glass	L + 6.00%	7.00%	11/12/2021	16,269	16,269	16,269
AmeriLife Holdings LLC	#	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 4.00%	4.11%	3/18/2027	9,926	9,905	9,923
Analogic Corporation	^+	(2)(3)(6)	Capital Equipment	L + 5.25%	6.25%	6/22/2024	18,810	18,790	18,687
Anchor Packaging, Inc.	+#	(2)(3)	Containers, Packaging & Glass	L + 4.00%	4.11%	7/18/2026	24,660	24,559	24,660
API Technologies Corp.	+\	(2)(3)	Aerospace & Defense	L + 4.25%	4.36%	5/9/2026	14,738	14,679	14,516
Aptean, Inc.		(2)(3)	Software	L + 4.25%	4.36%	4/23/2026	12,250	12,199	12,121
Astra Acquisition Corp.	+#	(2)(3)	Software	L + 4.75%	5.50%	2/28/2027	28,782	28,405	28,443
Avalign Technologies, Inc.	+\	(2)(3)	Healthcare & Pharmaceuticals	L + 4.50%	4.69%	12/22/2025	14,555	14,449	14,485
Avenu Holdings, LLC	+	(2)(3)	Sovereign & Public Finance	L + 5.25%	6.25%	9/28/2024	23,531	23,531	23,531
Big Ass Fans, LLC	+\#	(2)(3)	Capital Equipment	L + 3.75%	4.75%	5/21/2024	13,730	13,680	13,730
BK Medical Holding Company, Inc.	^+	(2)(3)(6)	Healthcare & Pharmaceuticals	L + 5.25%	6.25%	6/22/2024	24,104	23,905	23,650
Chemical Computing Group ULC (Canada)	^+	(2)(3)(6)	Software	L + 5.00%	6.00%	8/30/2023	14,019	13,402	14,019
Clearent Newco, LLC	^	(2)(3)(6)	High Tech Industries	L + 5.50%	6.50%	3/20/2025	29,423	29,187	29,423
Clearent Newco, LLC	+\	(2)(3)	High Tech Industries	L + 6.50%	7.50%	3/20/2025	4,069	4,069	4,069
DBI Holding LLC	^	(2)	Transportation: Cargo	14.00% PIK	14.00%	3/26/2023	2,538	2,538	2,538
DecoPac, Inc.	^+\	(2)(3)(6)	Non-durable Consumer Goods	L + 4.25%	5.25%	9/29/2024	12,336	12,259	12,334
Diligent Corporation	^+	(2)(3)(6)	Telecommunications	L + 6.25%	7.25%	8/4/2025	8,661	8,399	8,738
DTI Holdco, Inc.	^+\	(2)(3)	High Tech Industries	L + 4.75%	5.75%	9/30/2023	18,641	18,566	17,860
Eliassen Group, LLC	+\	(2)(3)	Business Services	L + 4.25%	4.36%	11/5/2024	7,533	7,509	7,496
EvolveIP, LLC	^+	(2)(3)(6)	Telecommunications	L + 5.75%	6.75%	6/7/2023	19,750	19,713	19,750
Exactech, Inc.	+\#	(2)(3)	Healthcare & Pharmaceuticals	L + 3.75%	4.75%	2/14/2025	21,473	21,367	20,749
Excel Fitness Holdings, Inc.	+#	(2)(3)	Hotel, Gaming & Leisure	L + 5.25%	6.25%	10/7/2025	24,688	24,494	23,495
Frontline Technologies Holdings, LLC	+	(2)(3)	Software	L + 5.75%	6.75%	9/18/2023	14,849	14,214	14,980
Golden West Packaging Group LLC	+\	(2)(3)	Containers, Packaging & Glass	L + 5.25%	6.25%	6/20/2023	27,305	27,208	27,259
HMT Holding Inc.	+\	(2)(3)(6)	Energy: Oil & Gas	L + 5.00%	6.00%	11/17/2023	32,737	32,404	32,001
Integrity Marketing Acquisition, LLC	^+	(2)(3)(6)	Banking, Finance, Insurance & Real Estate	L + 6.25%	7.25%	8/27/2025	8,495	8,381	8,615
Jensen Hughes, Inc.	+\	(2)(3)(6)	Utilities: Electric	L + 4.50%	5.50%	3/22/2024	34,863	34,771	34,118
KAMC Holdings, Inc.		(2)(3)	Energy: Electricity	L + 4.00%	4.19%	8/14/2026	13,790	13,735	13,208
KBP Investments, LLC	^+	(2)(3)(6)	Beverage, Food & Tobacco	L + 5.00%	6.00%	5/15/2023	9,277	9,058	9,362
Marco Technologies, LLC	+\	(2)(3)	Media: Advertising, Printing & Publishing	L + 4.00%	5.00%	10/30/2023	7,332	7,313	7,332
Mold-Rite Plastics, LLC	+\	(2)(3)	Chemicals, Plastics & Rubber	L + 4.25%	5.25%	12/14/2021	14,483	14,468	14,483
Newport Group Holdings II, Inc.	+\#	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 3.50%	3.70%	9/13/2025	23,415	23,235	23,389

Consolidated Schedule of Investments as of March 31, 2021
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
Odyssey Logistics & Technology Corp.	+\#	(2)(3)	Transportation: Cargo	L + 4.00%	5.00%	10/12/2024	$33,328	$33,229	$32,652
Output Services Group	^+\	(2)(3)	Media: Advertising, Printing & Publishing	L + 4.50%	5.50%	3/27/2024	19,371	19,335	15,128
Premise Health Holding Corp.	+\#	(2)(3)	Healthcare & Pharmaceuticals	L + 3.50%	3.70%	7/10/2025	13,550	13,505	13,498
Propel Insurance Agency, LLC	^+\	(2)(3)(6)	Banking, Finance, Insurance & Real Estate	L + 5.00%	6.00%	6/1/2024	37,562	37,123	37,403
Q Holding Company	+\#	(2)(3)	Automotive	L + 5.00%	6.00%	12/31/2023	21,680	21,554	20,355
QW Holding Corporation	+	(2)(3)(6)	Environmental Industries	L + 5.75%	6.75%	8/31/2022	11,536	11,455	10,706
Radiology Partners, Inc.	+\#	(2)(3)	Healthcare & Pharmaceuticals	L + 4.25%	4.79%	7/9/2025	27,686	27,586	27,439
RevSpring Inc.	+\#	(2)(3)	Media: Advertising, Printing & Publishing	L + 4.25%	4.36%	10/11/2025	29,374	29,199	29,216
Situs Group Holdings Corporation	+\	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 4.75%	4.94%	6/28/2025	14,744	14,656	14,642
Striper Buyer, LLC	+	(2)(3)	Containers, Packaging & Glass	L + 5.50%	6.25%	12/30/2026	14,963	14,815	14,813
T2 Systems, Inc.	^+	(2)(3)(6)	Transportation: Consumer	L + 6.75%	7.75%	9/28/2022	29,044	28,723	29,044
The Original Cakerie, Ltd. (Canada)	+\	(2)(3)(6)	Beverage, Food & Tobacco	L + 4.50%	5.50%	7/20/2022	6,279	6,265	6,279
The Original Cakerie, Ltd. (Canada)	+	(2)(3)	Beverage, Food & Tobacco	L + 5.00%	6.00%	7/20/2022	8,815	8,796	8,815
U.S. TelePacific Holdings Corp.	+\	(2)(3)	Telecommunications	L + 5.50%	6.50%	5/2/2023	6,660	6,625	6,144
VRC Companies, LLC	+	(2)(3)(6)	Business Services	L + 6.50%	7.50%	3/31/2023	30,504	29,503	29,877
Water Holdings Acquisition LLC	^+	(2)(3)(6)	Utilities: Water	L + 5.25%	6.25%	12/18/2026	26,250	25,488	25,627
Welocalize, Inc.	+	(2)(3)(6)	Business Services	L + 4.50%	5.50%	12/23/2023	22,574	22,369	22,571
WRE Holding Corp.	^+	(2)(3)(6)	Environmental Industries	L + 5.50%	6.50%	1/3/2023	8,421	8,394	8,307
First Lien Debt Total								$964,843	$956,989
Second Lien Debt (2.4% of fair value)
DBI Holding, LLC	^	(2)	Transportation: Cargo	10.00% PIK	10.00%	2/1/2026	$24,064	$23,729	$24,064
Second Lien Debt Total								$23,729	$24,064
Equity Investments (0.2% of fair value)
DBI Holding, LLC	^		Transportation: Cargo				2,961	$—	$—
DBI Holding, LLC	^		Transportation: Cargo				13,996	5,364	2,224
Equity Investments Total								$5,364	$2,224
Total Investments								$993,936	$983,277

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
# Denotes that all or a portion of the assets are owned by the Credit Fund Warehouse II. Credit Fund Warehouse II has entered into a revolving credit facility (the "Credit Fund Warehouse II Facility"). The lenders of the Credit Fund Warehouse II Facility have a first lien security interest in substantially all of the assets of the Credit Fund Warehouse II. Accordingly, such assets are not available to creditors of Credit Fund, Credit Fund Sub, or the 2019-2 Issuer.
(1)Unless otherwise indicated, issuers of investments held by Credit Fund are domiciled in the United States. As of March 31, 2021, the geographical composition of investments as a percentage of fair value was 3.0% in Canada and 97.0% in the United States. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, Credit Fund has indicated the reference rate used and provided the spread and the interest rate in effect as of March 31, 2021. As of March 31,

2021, the reference rates for Credit Fund’s variable rate loans were the 30-day LIBOR at 0.11%, the 90-day LIBOR at 0.19% and the 180-day LIBOR at 0.21%.
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
(6)As of March 31, 2021, Credit Fund and Credit Fund Sub had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

First Lien Debt – unfunded delayed draw and revolving term loans commitments	Type	Unused Fee	Par/ Principal Amount	Fair Value
ACR Group Borrower, LLC	Revolver	0.38%	$7,350	$(110)
Analogic Corporation	Revolver	0.50	1,975	—
BK Medical Holding Company, Inc.	Revolver	0.50	2,609	(176)
Chemical Computing Group ULC (Canada)	Revolver	0.50	873	—
Clearent Newco, LLC	Delayed Draw	1.00	2,549	(66)
DecoPac, Inc.	Revolver	0.50	2,143	(3)
Diligent Corporation	Delayed Draw	1.00	2,109	25
Diligent Corporation	Revolver	0.50	703	8
EvolveIP, LLC	Delayed Draw	1.00	1,904	(2)
EvolveIP, LLC	Revolver	0.50	1,680	(2)
HMT Holding Inc.	Revolver	0.50	6,173	(291)
Integrity Marketing Acquisition, LLC	Delayed Draw	1.00	3,464	46
Jensen Hughes, Inc.	Delayed Draw	1.00	1,127	(35)
Jensen Hughes, Inc.	Revolver	0.50	1,000	(31)
KBP Investments, LLC	Delayed Draw	1.00	503	1
KBP Investments, LLC	Delayed Draw	1.00	10,190	30
Propel Insurance Agency, LLC	Revolver	0.50	2,381	(24)
Propel Insurance Agency, LLC	Delayed Draw	1.00	1,733	(17)
QW Holding Corporation	Revolver	0.50	5,498	(268)
QW Holding Corporation	Delayed Draw	1.00	162	(8)
T2 Systems, Inc.	Revolver	0.50	1,955	—
The Original Cakerie, Ltd. (Canada)	Revolver	0.50	1,665	(1)
VRC Companies, LLC	Revolver	0.50	858	—
Water Holdings Acquisition LLC	Delayed Draw	1.00	8,421	(126)
Water Holdings Acquisition LLC	Revolver	0.50	5,263	(79)
Welocalize, Inc.	Revolver	0.50	1,800	(3)
WRE Holding Corp.	Revolver	0.50	778	(9)
WRE Holding Corp.	Delayed Draw	1.00	563	(7)
Total unfunded commitments			$77,429	$(1,148)

Consolidated Schedule of Investments as of December 31, 2020
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
First Lien Debt (97.5% of fair value)
Acrisure, LLC	\#	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 3.50%	3.65%	2/15/2027	$25,634	$25,606	$25,104
Alku, LLC	+#	(2)(3)	Business Services	L + 5.50%	5.75%	7/29/2026	23,666	23,466	23,512
Alpha Packaging Holdings, Inc.	+\	(2)(3)	Containers, Packaging & Glass	L + 6.00%	7.00%	11/12/2021	16,378	16,378	16,378
AmeriLife Holdings LLC	#	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 4.00%	4.15%	3/18/2027	9,951	9,929	9,802
Analogic Corporation	^+	(2)(3)(6)	Capital Equipment	L + 5.25%	6.25%	6/22/2024	18,857	18,837	18,857
Anchor Packaging, Inc.	+#	(2)(3)	Containers, Packaging & Glass	L + 4.00%	4.15%	7/18/2026	24,723	24,617	24,656
API Technologies Corp.	+\	(2)(3)	Aerospace & Defense	L + 4.25%	4.49%	5/9/2026	14,775	14,713	13,999
Aptean, Inc.	+\	(2)(3)	Software	L + 4.25%	4.40%	4/23/2026	12,281	12,227	12,077
AQA Acquisition Holding, Inc.	+\	(2)(3)(6)	High Tech Industries	L + 4.25%	5.25%	5/24/2023	18,759	18,752	18,757
Astra Acquisition Corp.	+#	(2)(3)	Software	L + 5.50%	6.50%	3/1/2027	28,783	28,392	28,783
Avalign Technologies, Inc.	+\	(2)(3)	Healthcare & Pharmaceuticals	L + 4.50%	4.73%	12/22/2025	14,592	14,481	14,334
Big Ass Fans, LLC	+\#	(2)(3)	Capital Equipment	L + 3.75%	4.75%	5/21/2024	13,766	13,714	13,766
BK Medical Holding Company, Inc.	^+	(2)(3)(6)	Healthcare & Pharmaceuticals	L + 5.25%	6.25%	6/22/2024	24,165	23,951	22,363
Chemical Computing Group ULC (Canada)	^+	(2)(3)(6)	Software	L + 5.00%	6.00%	8/30/2023	14,055	13,378	14,055
Clarity Telecom LLC.	+		Media: Broadcasting & Subscription	L + 4.25%	4.40%	8/30/2026	14,813	14,773	14,813
Clearent Newco, LLC	^	(2)(3)(6)	High Tech Industries	L + 6.50%	7.50%	3/20/2025	4,079	4,079	3,907
Clearent Newco, LLC	^+\	(2)(3)	High Tech Industries	L + 5.50%	6.50%	3/20/2025	29,486	29,236	28,722
DecoPac, Inc.	^+\	(2)(3)(6)	Non-durable Consumer Goods	L + 4.25%	5.25%	9/29/2024	12,336	12,253	12,318
Diligent Corporation	^+	(2)(3)(6)	Telecommunications	L + 6.25%	7.25%	8/4/2025	8,683	8,411	8,819
DTI Holdco, Inc.	^+\	(2)(3)	High Tech Industries	L + 4.75%	5.75%	9/30/2023	18,690	18,642	16,655
Eliassen Group, LLC	+\	(2)(3)	Business Services	L + 4.25%	4.40%	11/5/2024	7,543	7,516	7,483
EvolveIP, LLC	^+	(2)(3)(6)	Telecommunications	L + 5.75%	6.75%	6/7/2023	19,800	19,759	19,775
Exactech, Inc.	+\#	(2)(3)	Healthcare & Pharmaceuticals	L + 3.75%	4.75%	2/14/2025	21,528	21,416	20,422
Excel Fitness Holdings, Inc.	+#	(2)(3)	Hotel, Gaming & Leisure	L + 5.25%	6.25%	10/7/2025	24,750	24,546	22,780
Frontline Technologies Holdings, LLC	+	(2)(3)	Software	L + 5.75%	6.75%	9/18/2023	14,886	14,198	14,589
Golden West Packaging Group LLC	+\	(2)(3)	Containers, Packaging & Glass	L + 5.25%	6.25%	6/20/2023	29,012	28,896	28,974
HMT Holding Inc.	+\	(2)(3)(6)	Energy: Oil & Gas	L + 5.00%	6.00%	11/17/2023	32,821	32,458	30,984
Integrity Marketing Acquisition, LLC	^+	(2)(3)(6)	Banking, Finance, Insurance & Real Estate	L + 6.25%	7.25%	8/27/2025	7,836	7,701	7,956
Jensen Hughes, Inc.	+\	(2)(3)(6)	Utilities: Electric	L + 4.50%	5.50%	3/22/2024	34,584	34,489	33,424
KAMC Holdings, Inc.	+#	(2)(3)	Energy: Electricity	L + 4.00%	4.23%	8/14/2026	13,825	13,768	12,531
KBP Investments, LLC	^+	(2)(3)(6)	Beverage, Food & Tobacco	L + 5.00%	6.00%	5/15/2023	9,292	9,059	9,350
Marco Technologies, LLC	^+\	(2)(3)(6)	Media: Advertising, Printing & Publishing	L + 4.00%	5.00%	10/30/2023	7,332	7,293	7,332
Mold-Rite Plastics, LLC	+\	(2)(3)	Chemicals, Plastics & Rubber	L + 4.25%	5.25%	12/14/2021	14,520	14,501	14,520
Newport Group Holdings II, Inc.	+\#	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 3.50%	3.75%	9/13/2025	23,475	23,285	23,405
Odyssey Logistics & Technology Corp.	+\#	(2)(3)	Transportation: Cargo	L + 4.00%	5.00%	10/12/2024	38,897	38,773	37,766
Output Services Group	^+\	(2)(3)	Media: Advertising, Printing & Publishing	L + 4.50%	5.50%	3/27/2024	19,421	19,382	14,178

Consolidated Schedule of Investments as of December 31, 2020
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
Pasternack Enterprises, Inc.	+\	(2)(3)	Capital Equipment	L + 4.00%	5.00%	7/2/2025	$22,524	$22,513	$22,218
Pharmalogic Holdings Corp.	+\	(2)(3)	Healthcare & Pharmaceuticals	L + 4.00%	5.00%	6/11/2023	11,205	11,189	11,158
Premise Health Holding Corp.	+\#	(2)(3)	Healthcare & Pharmaceuticals	L + 3.50%	3.75%	7/10/2025	13,584	13,538	13,503
Propel Insurance Agency, LLC	^+\	(2)(3)(6)	Banking, Finance, Insurance & Real Estate	L + 5.00%	6.00%	6/1/2024	38,134	37,662	37,716
Q Holding Company	+\#	(2)(3)	Automotive	L + 5.00%	6.00%	12/31/2023	21,735	21,604	20,229
QW Holding Corporation	+	(2)(3)(6)	Environmental Industries	L + 6.25%	7.25%	8/31/2022	11,566	11,465	10,727
Radiology Partners, Inc.	+\#	(2)(3)	Healthcare & Pharmaceuticals	L + 4.25%	4.81%	7/9/2025	27,686	27,581	27,193
RevSpring Inc.	+\#	(2)(3)	Media: Advertising, Printing & Publishing	L + 4.25%	4.40%	10/11/2025	29,449	29,265	29,199
Situs Group Holdings Corporation	+\	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 4.75%	5.75%	6/28/2025	14,781	14,689	14,636
T2 Systems, Inc.	^+	(2)(3)(6)	Transportation: Consumer	L + 6.75%	7.75%	9/28/2022	29,119	28,743	29,118
The Original Cakerie, Ltd. (Canada)	+\	(2)(3)(6)	Beverage, Food & Tobacco	L + 4.50%	5.50%	7/20/2022	6,295	6,281	6,289
The Original Cakerie, Ltd. (Canada)	+	(2)(3)	Beverage, Food & Tobacco	L + 5.00%	6.00%	7/20/2022	8,837	8,815	8,829
Thoughtworks, Inc.	\#	(2)(3)	Business Services	L + 3.75%	4.75%	10/11/2024	11,704	11,683	11,704
U.S. Acute Care Solutions, LLC	+\	(2)(3)	Healthcare & Pharmaceuticals	L + 6.00%	7.00%	5/15/2021	31,211	31,184	29,104
U.S. TelePacific Holdings Corp.	+\	(2)(3)	Telecommunications	L + 5.50%	6.50%	5/2/2023	26,660	26,585	23,984
VRC Companies, LLC	+	(2)(3)(6)	Business Services	L + 6.50%	7.50%	3/31/2023	30,582	29,464	30,582
Water Holdings Acquisition LLC	^+	(2)(3)(6)	Utilities: Water	L + 5.25%	6.25%	12/18/2026	26,316	25,520	25,516
Welocalize, Inc.	+	(2)(3)(6)	Business Services	L + 4.50%	5.50%	12/23/2023	22,629	22,414	22,584
WRE Holding Corp.	^+	(2)(3)(6)	Environmental Industries	L + 5.25%	6.25%	1/3/2023	8,367	8,336	8,252
First Lien Debt Total								$1,051,406	$1,029,687
Second Lien Debt (2.3% of fair value)
DBI Holding, LLC	^	(2)	Transportation: Cargo	9.00% PIK	9.00%	2/1/2026	$24,113	$23,768	$24,113
Second Lien Debt Total								$23,768	$24,113
Equity Investments (0.2%of fair value)
DBI Holding, LLC	^		Transportation: Cargo				$2,961	$—	$—
DBI Holding, LLC	^		Transportation: Cargo				$13,996	$5,364	$2,581
Equity Investments Total								$5,364	$2,581
Total Investments								$1,080,538	$1,056,381

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
# Denotes that all or a portion of the assets are owned by the Credit Fund Warehouse II. Credit Fund Warehouse II has entered into the Credit Fund Warehouse II Facility. The lenders of the Credit Fund Warehouse II Facility have a first lien security interest in substantially all of the assets of the Credit Fund Warehouse II. Accordingly, such assets are not available to creditors of Credit Fund, Credit Fund Sub, or the 2019-2 Issuer.
(1)Unless otherwise indicated, issuers of investments held by Credit Fund are domiciled in the United States. As of December 31, 2020, the geographical composition of investments as a percentage of fair value was 2.8% in Canada and 97.2% in the United States. Certain portfolio company investments are subject to contractual restrictions on sales.
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
(7)Loan was on non-accrual status as of December 31, 2020.

Debt
Credit Fund, Credit Fund Sub and Credit Fund Warehouse II are party to separate credit facilities as described below. In addition, until May 15, 2019, the 2019-2 Issuer (formerly known as Credit Fund Warehouse) was a party to the Credit Warehouse Facility. As of March 31, 2021 and December 31, 2020, Credit Fund, Credit Fund Sub and Credit Fund Warehouse II were in compliance with all covenants and other requirements of their respective credit facility agreements. Below is a summary of the borrowings and repayments under the credit facilities for the three month periods ended 2021 and 2020, and the outstanding balances under the credit facilities for the respective periods.

	Credit Fund Facility		Credit Fund Sub Facility		Credit Fund Warehouse II Facility
	2021	2020	2021	2020	2021	2020
Three Month Periods Ended March 31,
Outstanding balance, beginning of period	$—	$93,000	$420,859	$343,506	$93,402	$97,571
Borrowings	—	63,500	63,000	57,000	—	19,794
Repayments	—	(156,500)	(120,738)	(33,500)	(10,222)	(21,950)
Outstanding balance, end of period	$—	$—	$363,121	$367,006	$83,180	$95,415

Three Month Periods Ended March 31,
Outstanding Borrowing, beginning of period	$—	$93,000	$—	$343,506	$—	$97,571
Borrowings	—	63,500	—	57,000	—	19,794
Repayments	—	(156,500)	—	(33,500)	—	(21,950)
Outstanding balance, end of period	$—	$—	$—	$367,006	$—	$95,415
Credit Fund Facility. On June 24, 2016, Credit Fund entered into the Credit Fund Facility with the Company, which was subsequently amended on June 5, 2017, October 2, 2017, November 3, 2017, June 22, 2018, June 29, 2018, February 21, 2019, March 20, 2020 and February 22, 2021, pursuant to which Credit Fund may from time to time request mezzanine loans from the Company. The maximum principal amount of the Credit Fund Facility is $175,000. The maturity date of the Credit Fund Facility is May 21, 2022. Amounts borrowed under the Credit Fund Facility bear interest at a rate of LIBOR plus 9.00%.
Credit Fund Sub Facility. On June 24, 2016, Credit Fund Sub closed on the Credit Fund Sub Facility with lenders, which was subsequently amended on May 31, 2017, October 27, 2017, August 24, 2018, December 12, 2019, March 11, 2020 and May 3, 2021. The Credit Fund Sub Facility provides for secured borrowings during the applicable revolving period up to an amount equal to $640,000. The facility is secured by a first lien security interest in substantially all of the portfolio investments held by Credit Fund Sub. The maturity date of the Credit Fund Sub Facility is May 22, 2024. Amounts borrowed under the Credit Fund Sub Facility bear interest at a rate of LIBOR plus 2.25%.
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

The 2017-1 Notes were fully redeemed during the year ended December 31, 2020. As of the redemption date, the 2017-1 Issuer was in compliance with all covenants and other requirements of the indenture.
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
As of March 31, 2021 and December 31, 2020, the 2019-2 Issuer was in compliance with all covenants and other requirements of the indenture.
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
Credit Fund II's initial portfolio consisted of 45 senior secured loans of middle market companies with an aggregate principal balance of approximately $250 million. Credit Fund II's initial portfolio was funded on November 3, 2020 with existing senior secured debt investments contributed by the Company and as part of the transaction, the Company determined that the contribution met the requirements under ASC 860, Transfers and Servicing.
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

Credit Fund II Senior Notes
On November 3, 2020, Credit Fund II Sub closed on the Credit Fund II Senior Notes (the “Credit Fund II Senior Notes”) with lenders. The Credit Fund II Senior Notes provides for secured borrowings totaling $157,500 with two tranches, A-1 and A-2 outstanding. The facility is secured by a first lien security interest in substantially all of the portfolio investments held by Credit Fund II Sub. The maturity date of the Credit Fund II Senior Notes Sub Facility is November 3, 2030. Amounts issued for the Class A-1 notes totaled $147,500 and bear interest at a rate of LIBOR plus 2.70%, and amounts issued for the Class A-2 notes totaled $10,000 and bear interest at LIBOR plus 3.20%. The A-1 Notes were rated AAA, and the A-2 Notes were rated AA by DBRS Morningstar. The terms of the Credit Fund II Senior Notes provide that as loans pay down, up to $50,000 is available from principal proceeds for reinvestment, and then the investment principal proceeds are used to directly pay down the principal balance on the Credit Fund II Senior Notes. As of March 31, 2021 and December 31, 2020, Credit Fund II Sub was in compliance with all covenants and other requirements of its respective credit agreements.
Selected Financial Data
Since inception of Credit Fund II and through March 31, 2021, the Company and CCLF made capital contributions of $78,096 and $12,709 in members’ equity, respectively, to Credit Fund II. Below is certain summarized consolidated information for Credit Fund II as of March 31, 2021 and December 31, 2020.

	As of
	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS
Investments, at fair value (amortized cost of $246,772 and $245,312, respectively)	$248,375	$246,421
Cash and cash equivalents	3,492	1,385
Other assets	2,238	3,436
Total assets	$254,105	$251,242
LIABILITIES AND MEMBERS’ EQUITY
Notes payable, net of unamortized debt issuance costs of $857 and $875, respectively	$156,643	$156,625
Other liabilities	4,859	2,675
Total members' equity (1)	92,603	91,942
Total liabilities and members’ equity	$254,105	$251,242

(1) As of March 31, 2021 and December 31, 2020, the fair value of Company's ownership interest in the members' equity was $77,934 and $77,395, respectively.

For the three month period ended
March 31, 2021
(unaudited)
Selected Consolidated Statement of Operations Information:
Total investment income	$4,563
Expenses
Interest and credit facility expenses	1,201
Other expenses	191
Total expenses	1,392
Net investment income (loss)	3,171
Net realized gain (loss) on investments	—
Net change in unrealized appreciation (depreciation) on investments	494
Net increase (decrease) resulting from operations	$3,665

Below is a summary of Credit Fund II’s portfolio, followed by a listing of the loans in Credit Fund II’s portfolio as of March 31, 2021 and December 31, 2020:

	As of
	March 31, 2021	December 31, 2020
Senior secured loans (1)	$249,442	$248,172
Weighted average yields of senior secured loans based on amortized cost (2)	7.26%	7.32%
Weighted average yields of senior secured loans based on fair value (2)	7.21%	7.29%
Number of portfolio companies in Credit Fund II	42	44
Average amount per portfolio company (1)	$5,939	$5,640
Percentage of portfolio at floating interest rates (3) (4)	99.1%	99.1%
Percentage of portfolio at fixed interest rates (4)	0.9%	0.9%
Fair value of loans with PIK provisions	$8,892	$9
Percentage of portfolio with PIK provisions (4)	3.6%	3.6%
(1)At par/principal amount.
(2)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of March 31, 2021 and December 31, 2020. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.
(3)Floating rate debt investments are generally subject to interest rate floors.
(4)Percentages based on fair value.

Consolidated Schedule of Investments as of March 31, 2021
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
First Lien Debt (90.5% of fair value)
Airnov, Inc.	^	(2)(3)	Containers, Packaging & Glass	L + 5.25%	6.25%	12/19/2025	$1,496	$1,478	$1,493
Alpine SG, LLC	^	(2)(3)	High Tech Industries	L + 5.75%	6.75%	11/16/2022	4,411	4,392	4,342
American Physician Partners, LLC	^	(2)(3)	Healthcare & Pharmaceuticals	L + 6.75%	7.75%	12/21/2021	8,629	8,595	8,371
AMS Group HoldCo, LLC	^	(2)(3)	Transportation: Cargo	L + 6.50%	7.50%	9/29/2023	8,169	8,091	8,157
Apptio, Inc.	^	(2)(3)	Software	L + 7.25%	8.25%	1/10/2025	5,357	5,282	5,397
Aurora Lux FinCo S.Á.R.L. (Luxembourg)	^	(2)(3)	Software	L + 6.00%	7.00%	12/24/2026	$4,389	$4,295	$3,971
Avenu Holdings, LLC	^	(2)(3)	Sovereign & Public Finance	L + 5.25%	6.25%	9/28/2024	995	985	995
BMS Holdings III Corp.	^	(2)(3)	Construction & Building	L + 5.25%	6.25%	9/30/2026	3,300	3,233	3,270
Captive Resources Midco, LLC	^	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 5.75%	6.75%	5/31/2025	8,324	8,220	8,396
Chartis Holding, LLC	^	(2)(3)	Business Services	L + 5.25%	6.25%	5/1/2025	1,492	1,471	1,492
Comar Holding Company, LLC	^	(2)(3)	Containers, Packaging & Glass	L + 5.50%	6.50%	6/18/2024	8,776	8,676	8,776
Cority Software Inc. (Canada)	^	(2)(3)	Software	L + 5.25%	6.25%	7/2/2026	8,777	8,639	8,817
Ensono, LP	^	(2)(3)	Telecommunications	L + 5.25%	5.36%	6/27/2025	6,276	6,232	6,227
Ethos Veterinary Health LLC	^	(2)(3)	Consumer Services	L + 4.75%	4.86%	5/15/2026	8,170	8,108	8,118
EvolveIP, LLC	^	(2)(3)	Telecommunications	L + 5.75%	6.75%	6/7/2023	8,777	8,763	8,777
K2 Insurance Services, LLC	^	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 5.00%	6.00%	7/1/2024	6,894	6,800	6,902
Kaseya, Inc.	^	(2)(3)	High Tech Industries	L + 4.00%, 3.00% PIK	8.00%	5/2/2025	8,892	8,765	8,892

Consolidated Schedule of Investments as of March 31, 2021
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
Mailgun Technologies, Inc.	^	(2)(3)	High Tech Industries	L + 5.00%	6.00%	3/26/2025	8,457	8,332	8,379
National Technical Systems, Inc.	^	(2)(3)	Aerospace & Defense	L + 5.50%	6.50%	6/12/2023	8,800	8,780	8,800
NMI AcquisitionCo, Inc.	^	(2)(3)	High Tech Industries	L + 5.00%	6.00%	9/6/2023	8,776	8,719	8,810
Paramit Corporation	^	(2)(3)	Capital Equipment	L + 4.50%	5.50%	5/3/2025	1,000	993	994
PPC Flexible Packaging, LLC	^	(2)(3)	Containers, Packaging & Glass	L + 5.50%	6.50%	11/23/2024	4,389	4,349	4,389
Redwood Services Group, LLC	^	(2)(3)	High Tech Industries	L + 6.00%	7.00%	6/6/2023	3,291	3,273	3,291
Reladyne, Inc.	^	(2)(3)	Wholesale	L + 5.00%	6.00%	7/22/2022	6,484	6,439	6,458
Riveron Acquisition Holdings, Inc.	^	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 5.75%	6.75%	5/22/2025	8,236	8,117	8,318
RSC Acquisition, Inc.	^	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 5.50%	6.50%	11/1/2026	8,465	8,325	8,508
Smile Doctors, LLC	^	(2)(3)	Healthcare & Pharmaceuticals	L + 6.00%	7.00%	10/6/2022	6,493	6,491	6,493
Sovos Brands Intermediate, Inc.	^	(2)(3)	Beverage, Food & Tobacco	L + 4.75%	4.98%	11/20/2025	7,355	7,311	7,316
Superior Health Linens, LLC	^	(2)(3)	Business Services	L + 6.50%	7.50%	9/30/2021	7,024	7,010	7,016
T2 Systems, Inc.	^	(2)(3)	Transportation: Consumer	L + 6.75%	7.75%	9/28/2022	8,776	8,702	8,776
TCFI Aevex LLC	^	(2)(3)	Aerospace & Defense	L + 6.00%	7.00%	3/18/2026	1,714	1,685	1,711
TSB Purchaser, Inc.	^	(2)(3)	Media: Advertising, Printing & Publishing	L + 6.00%	7.00%	5/14/2024	8,777	8,649	8,734
Turbo Buyer, Inc.	^	(2)(3)	Automotive	L + 5.50%	6.50%	12/2/2025	8,153	7,988	8,235
US INFRA SVCS Buyer, LLC	^	(2)(3)	Environmental Industries	L + 6.00%	7.00%	4/13/2026	3,292	3,235	3,249
VRC Companies, LLC	^	(2)(3)	Business Services	L + 6.50%	7.50%	3/31/2023	4,300	4,264	4,214
Zemax Software Holdings, LLC	^	(2)(3)	Software	L + 5.75%	6.75%	6/25/2024	4,388	4,354	4,318
Zenith Merger Sub, Inc.	^	(2)(3)	Business Services	L + 5.25%	6.25%	12/13/2023	4,389	4,360	4,382
First Lien Debt Total								$223,401	$224,784
Second Lien Debt (9.5% of fair value)
AI Convoy S.A.R.L (United Kingdom)	^	(2)(3)	Aerospace & Defense	L + 8.25%	9.25%	1/17/2028	$5,514	$5,404	$5,714
Quartz Holding Company	^	(2)(3)	Software	L + 8.00%	8.11%	4/2/2027	4,852	4,773	4,900
Tank Holding Corp.	^	(2)(3)	Capital Equipment	L + 8.25%	8.36%	3/26/2027	$5,514	$5,439	$5,552
Ultimate Baked Goods MIDCO, LLC	^	(2)(3)	Beverage, Food & Tobacco	L + 8.00%	9.00%	8/9/2026	5,514	5,431	5,083
World 50, Inc.	^	(6)	Business Services	0.115	11.50%	1/9/2027	2,365	2,324	2,342
Second Lien Debt Total								$23,371	$23,591
Total Investments								$246,772	$248,375
^ Denotes that all or a portion of the assets are owned by Credit Fund II Sub. Credit Fund II Sub has entered into the Credit Fund II Sub Notes. The lenders of the Credit Fund II Sub Notes have a first lien security interest in substantially all of the assets of Credit Fund II Sub. Accordingly, such assets are not available to creditors of Credit Fund II.
(1)    Unless otherwise indicated, issuers of investments held by Credit Fund II are domiciled in the United States. As of March 31, 2021, the geographical composition of investments as a percentage of fair value was 3.5% in Canada, 1.6% in Luxembourg, 2.3% in the United Kingdom and 92.6% in the United States. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, Credit Fund II has indicated the reference rate used and provided the spread and the interest rate in effect as of March 31, 2021. As of March 31, 2021, the reference rates for Credit Fund II's variable rate loans were the 30-day LIBOR at 0.11%, the 90-day LIBOR at 0.19% and the 180-day LIBOR at 0.21%.
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
First Lien Debt (90.1% of fair value)
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
Second Lien Debt (9.9% of fair value)
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
(1)    Unless otherwise indicated, issuers of investments held by Credit Fund II are domiciled in the United States. As of December 31, 2020, the geographical composition of investments as a percentage of fair value was 3.6% in Canada, 1.6% in Luxembourg, 2.3% in the United Kingdom and 92.5% in the United States. Certain portfolio company investments are subject to contractual restrictions on sales.
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
Although we believe that we will remain in compliance, there are no assurances that we will continue to comply with the covenants in the Credit Facility. Failure to comply with these covenants could result in a default under the Credit Facility that, if we were unable to obtain a waiver from the applicable lenders, could result in the immediate acceleration of the amounts due under the Credit Facility, and thereby have a material adverse impact on our business, financial condition and results of operations. For more information on the Credit Facility, see Note 7 to the consolidated financial statements in Part I, Item 1 of this Form 10-Q.
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
In connection with the contribution, we have made customary representations, warranties and covenants to the 2015-1 Issuer. The Class A-1-1-R, Class A-1-2-R, Class A-1-3-R, Class A-2-R, Class B and Class C Notes are included in the consolidated financial statements included in Part I, Item 1 of this Form 10-Q. The 2015-1 Issuer Preferred Interests were eliminated in consolidation. For more information on the 2015-1R Notes, see Note 8 to the consolidated financial statements in Part I, Item 1 of this Form 10-Q.

As of March 31, 2021 and December 31, 2020, we had $35,493 and $68,419, respectively, in cash and cash equivalents. The Facilities consisted of the following as of March 31, 2021 and December 31, 2020:

	March 31, 2021
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Credit Facility	$688,000	$309,397	$378,603	$358,091
Total	$688,000	$309,397	$378,603	$358,091

	December 31, 2020
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Credit Facility	688,000	347,949	340,051	207,365
Total	$688,000	$347,949	$340,051	$207,365
(1)The unused portion is the amount upon which commitment fees are based.
(2)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.

The following were the carrying values (before debt issuance costs) and fair values of the Company’s 2015-1R Notes as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Aaa/AAA Class A-1-1-R Notes	$234,800	$234,283	$234,800	$230,996
Aaa/AAA Class A-1-2-R Notes	50,000	50,000	50,000	49,645
Aaa/AAA Class A-1-3-R Notes	25,000	25,016	25,000	25,017
AA Class A-2-R Notes	66,000	66,000	66,000	64,895
A Class B Notes	46,400	46,400	46,400	45,291
BBB- Class C Notes	27,000	26,411	27,000	24,592
Total	$449,200	$448,110	$449,200	$440,436

As of March 31, 2021 and December 31, 2020, we had a combined $948,597 and $987,149, respectively, of outstanding consolidated indebtedness under the Credit Facility, the 2015-1R Notes and the Senior Notes. Our annualized interest cost as of March 31, 2021 and December 31, 2020, was 2.83% and 2.89%, excluding fees (such as fees on undrawn amounts and amortization of upfront fees). For the three months ended March 31, 2021 and 2020, we incurred $6,975 and $12,179, respectively, of interest expense and $519 and $590, respectively, of unused commitment fees.
Equity Activity
Common shares issued and outstanding as of March 31, 2021 and December 31, 2020 were 54,809,262 and 55,320,309, respectively.
The following table summarizes activity in the number of shares of our common stock outstanding during the three month periods ended March 31, 2021 and 2020:

	For the three month periods ended
	March 31, 2021	March 31, 2020
Common shares outstanding, beginning of period	55,320,309	57,763,811
Repurchase of common stock (1)	(511,047)	(1,455,195)
Common shares outstanding, end of period	54,809,262	56,308,616
(1) See Note 10 to the consolidated financial statements in Part I, Item 1 of this Form 10-Q for additional information regarding the Company Stock Repurchase Program.

On May 5, 2020, we issued and sold 2,000,000 shares of Preferred Stock, par value $0.01, to an affiliate of Carlyle in a private placement at a price of $25 per share. Shares of Preferred Stock issued and outstanding were 2,000,000 as of March 31, 2021 and December 31, 2020.
Contractual Obligations
A summary of our significant contractual payment obligations was as follows as of March 31, 2021 and December 31, 2020:

	As of
Payment Due by Period	March 31, 2021	December 31, 2020
Less than 1 Year	$—	$—
1-3 Years (1)	—	—
3-5 Years (1)	499,397	537,949
More than 5 Years (2)	449,200	449,200
Total	$948,597	$987,149
(1) Includes amounts outstanding under the Credit Facility and Senior Notes.
(2) Includes amounts outstanding under the 2015-1R Notes.
OFF BALANCE SHEET ARRANGEMENTS
In the ordinary course of our business, we enter into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in these consolidated financial statements as of March 31, 2021 and December 31, 2020 in Part I, Item 1 of this Form 10-Q for any such exposure.
We have in the past, currently are and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments.
We had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Principal Amount as of
	March 31, 2021	December 31, 2020
Unfunded delayed draw commitments	$75,856	$73,292
Unfunded revolving commitments	73,296	76,216
Total unfunded commitments	$149,152	$149,508
Pursuant to an undertaking by us in connection with the 2015-1 Debt Securitization, we agreed to hold on an ongoing basis the 2015-1 Issuer Preferred Interests with an aggregate dollar purchase price at least equal to 5% of the aggregate outstanding amount of all collateral obligations by the 2015-1 Issuer for so long as any securities of the 2015-1 Issuer remains outstanding. As of March 31, 2021 and December 31, 2020, we were in compliance with this undertaking.
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
The following table summarizes the Company's dividends declared per share of common stock during the two most recent fiscal years and the current fiscal year to date:

Date Declared	Record Date	Payment Date	Per Share Amount
2019
February 22, 2019	March 29, 2019	April 17, 2019	$0.37
May 6, 2019	June 28, 2019	July 17, 2019	0.37
June 17, 2019	June 28, 2019	July 17, 2019	0.08	(1)
August 5, 2019	September 30, 2019	October 17, 2019	0.37
November 4, 2019	December 31, 2019	January 17, 2020	0.37
December 12, 2019	December 31, 2019	January 17, 2020	0.18	(1)
Total			$1.74
2020
February 24, 2020	March 31, 2020	April 17, 2020	$0.37
May 4, 2020	June 30, 2020	July 17, 2020	0.37
August 3, 2020	September 30, 2020	October 16, 2020	0.32	(2)
August 3, 2020	September 30, 2020	October 16, 2020	0.05	(1)
November 2, 2020	December 31, 2020	January 15, 2021	0.32	(2)
November 2, 2020	December 31, 2020	January 15, 2021	0.04	(1)
Total			$1.47
2021
February 22, 2021	March 31, 2021	April 16, 2021	$0.32	(2)
February 22, 2021	March 31, 2021	April 16, 2021	0.05	(1)
Total			$0.37
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
The following table summarizes the Company's dividends declared per share of preferred stock during the prior year and current fiscal year to date. Unless otherwise noted, dividends declared were paid in cash.

Date Declared	Record Date	Payment Date	Per Share Amount
2020
June 30, 2020	June 30, 2020	September 30, 2020	$0.277
September 30, 2020	September 30, 2020	September 30, 2020	0.423
December 31, 2020	December 31, 2020	December 31, 2020	0.438
Total			$1.138
2021
March 31, 2021	March 31, 2021	March 31, 2021	$0.438
Total			$0.438
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
As of March 31, 2021 and December 31, 2020, the Company had total senior securities of $998,597 and $1,037,149, respectively, consisting of secured borrowings under the Credit Facility, the Senior Notes, the 2015-1R Notes, and the Preferred Stock, and had asset coverage ratios of 186.17% and 182.09%, respectively.
CRITICAL ACCOUNTING POLICIES
The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies, including those relating to the valuation of our investment portfolio, are described below. The critical accounting policies should be read in connection with our consolidated financial statements in Part I, Item 1 of this Form 10-Q and in Part II, Item 8 of the Company’s annual report on Form 10-K for the year ended December 31, 2020.

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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of March 31, 2021 and December 31, 2020.

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
Interest Rate Risk
As of March 31, 2021, on a fair value basis, approximately 0.9% of our debt investments bear interest at a fixed rate and approximately 99.1% of our debt investments bear interest at a floating rate, which primarily are subject to interest rate floors. Additionally, our Credit Facility is also subject to floating interest rates and is currently paid based on floating LIBOR rates.
Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our income in the future.
The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. These hypothetical interest income calculations are based on a model of the settled debt investments in our portfolio, excluding our investments in Credit Fund and Credit Fund II, held as of March 31, 2021 and December 31, 2020, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. Interest expense is calculated based on outstanding secured borrowings and notes payable as of March 31, 2021 and December 31, 2020 and based on the terms of our Credit Facility and notes payable. Interest expense on our Credit Facility and notes payable is calculated using the stated interest rate as of March 31, 2021 and December 31, 2020, adjusted for the hypothetical changes in rates, as shown below. We intend to continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may impact significantly our net interest income.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.
Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2021 and December 31, 2020, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled debt investments (considering interest rate floors for variable rate instruments), excluding our investments in Credit Fund and Credit Fund II, and outstanding secured borrowings and notes payable assuming no changes in our investment and borrowing structure:

	March 31, 2021			December 31, 2020
Basis Point Change	Interest Income	Interest Expense	Net Investment Income	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$34,724	$(22,008)	$12,716	$35,024	$(23,164)	$11,860
Up 200 basis points	$19,699	$(14,672)	$5,027	$20,031	$(15,443)	$4,588
Up 100 basis points	$4,684	$(7,336)	$(2,652)	$5,040	$(7,721)	$(2,681)
Down 100 basis points	$(194)	$1,402	$1,208	$(260)	$1,570	$1,310
Down 200 basis points	$(194)	$1,402	$1,208	$(260)	$1,570	$1,310
Down 300 basis points	$(194)	$1,402	$1,208	$(260)	$1,570	$1,310

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
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting during the three month period ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
The Company may become party to certain lawsuits in the ordinary course of business. The Company is not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against the Company. See also Note 12 to the consolidated financial statements in Part I, Item 1 of this Form 10-Q.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information regarding purchases of our common stock made by or on behalf of the Company or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the three months ended March 31, 2021 for the periods indicated.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)(2)	Maximum (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2021 through January 31, 2021	190,888	$10.92	190,888	$51,067
February 1, 2021 through February 28, 2021	88,970	11.61	88,970	50,034
March 1, 2021 through March 31, 2021	182,962	13.40	182,962	47,582
Total	462,820		462,820

(1)On trade date basis.
(2)On November 2, 2020, the Company's Board of Directors approved the continuation of the Company's Stock Repurchase Program until November 5, 2021, or until the date the approved dollar amount has been used to repurchase shares, as well as the expansion of the repurchase authorization from $100 million to $150 million in the aggregate of the Company's outstanding stock. Pursuant to the program, the Company is authorized to repurchase up to $150 million in the aggregate of its outstanding common stock in the open market and/or through privately negotiated transactions at prices not to exceed the Company’s net asset value per share as reported in its most recent financial statements, in accordance with the guidelines specified in Rule 10b-18 of the Exchange Act. The timing, manner, price and amount of any repurchases will be determined by the Company, in its discretion, based upon the evaluation of economic and market conditions, stock price, available cash, applicable legal and regulatory requirements and other factors, and may include purchases pursuant to Rule 10b5-1 of the Exchange Act. The program does not require the Company to repurchase any specific number of shares and there can be no assurance as to the amount of shares repurchased under the program. The program may be suspended, extended, modified or discontinued by the Company at any time, subject to applicable law. Pursuant to the authorization described above, the Company adopted a 10b5-1 plan (the "Company 10b5-1 Plan"). The Company 10b5-1 Plan provides that purchases will be conducted on the open market in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act and will otherwise be subject to applicable law, which may prohibit purchases under certain circumstances. The amount of purchases made under the Company 10b5-1 Plan or otherwise and how much will be purchased at any time is uncertain, dependent on prevailing market prices and trading volumes, all of which we cannot predict. The Company's Stock Repurchase Program was originally approved by the Company's Board of Directors on November 5, 2018 and announced on November 6, 2018.
Item 3. Defaults Upon Senior Securities.
Not applicable.

Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.

10.1	Third Amended and Restated Limited Liability Company Agreement, dated as of February 22, 2021, between TCG BDC, Inc. and Credit Partners USA LLC, as members*

31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
* Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TCG BDC, INC.

Dated: May 4, 2021	By	/s/ Thomas M. Hennigan
Thomas M. Hennigan Chief Financial Officer (principal financial officer)