Form 10-Q
period 2021-06-30
TCG BDC, INC.
filed 2021-08-03
CIK 1544206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding at August 2, 2021 was 54,010,195.

TCG BDC, INC.

TCG BDC, INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollar amounts in thousands, except per share data)

	June 30, 2021	December 31, 2020
ASSETS	(unaudited)
Investments, at fair value
Investments—non-controlled/non-affiliated, at fair value (amortized cost of $1,609,860 and $1,574,182, respectively)	$1,579,256	$1,509,271
Investments—non-controlled/affiliated, at fair value (amortized cost of $38,417 and $37,571, respectively)	28,562	26,180
Investments—controlled/affiliated, at fair value (amortized cost of $288,051 and $311,213, respectively)	264,493	290,298
Total investments, at fair value (amortized cost of $1,936,328 and $1,922,966, respectively)	1,872,311	1,825,749
Cash, cash equivalents and restricted cash	59,404	68,419
Receivable for investment sold/repaid	5,769	4,313
Deferred financing costs	3,386	3,633
Interest receivable from non-controlled/non-affiliated investments	11,388	12,634
Interest receivable from non-controlled/affiliated investments	578	569
Interest and dividend receivable from controlled/affiliated investments	7,961	6,480
Prepaid expenses and other assets	1,369	816
Total assets	$1,962,166	$1,922,613
LIABILITIES
Secured borrowings (Note 7)	$365,060	$347,949
2015-1R Notes payable, net of unamortized debt issuance costs of $2,541 and $2,664, respectively (Note 8)	446,659	446,536
Senior Notes, net of unamortized debt issuance costs of $485 and $562, respectively (Note 8)	189,515	189,438
Payable for investments purchased	875	809
Interest and credit facility fees payable (Notes 7 and 8)	2,463	2,439
Dividend payable (Note 10)	19,502	19,892
Base management and incentive fees payable (Note 4)	11,391	11,549
Administrative service fees payable (Note 4)	373	85
Other accrued expenses and liabilities	1,497	2,553
Total liabilities	1,037,335	1,021,250
Commitments and contingencies (Notes 9 and 12)
EQUITY
NET ASSETS
Cumulative convertible preferred stock, $0.01 par value; 2,000,000 and 2,000,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	50,000	50,000
Common stock, $0.01 par value; 198,000,000 shares authorized; 54,210,315 and 55,320,309 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	542	553
Paid-in capital in excess of par value	1,067,720	1,081,436
Offering costs	(1,633)	(1,633)
Total distributable earnings (loss)	(191,798)	(228,993)
Total net assets	$924,831	$901,363
NET ASSETS PER COMMON SHARE	$16.14	$15.39
The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollar amounts in thousands, except per share data)
(unaudited)

	For the three month periods ended		For the six month periods ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$32,661	$36,036	$64,417	$77,501
Other income	2,401	3,547	3,868	5,891
Total investment income from non-controlled/non-affiliated investments	35,062	39,583	68,285	83,392
From non-controlled/affiliated investments:
Interest income	45	—	83	—
Other income	3	—	6	—
Total investment income from non-controlled/affiliated investments	48	—	89	—
From controlled/affiliated investments:
Interest income	55	192	111	3,428
Dividend income	7,488	5,500	15,016	9,000
Other income	3	—	3	—
Total investment income from controlled/affiliated investments	7,546	5,692	15,130	12,428
Total investment income	42,656	45,275	83,504	95,820
Expenses:
Base management fees (Note 4)	6,991	7,065	13,791	14,451
Incentive fees (Note 4)	4,420	4,667	8,677	9,753
Professional fees	917	678	1,608	1,345
Administrative service fees (Note 4)	375	266	657	372
Interest expense (Notes 7 and 8)	7,055	9,443	14,030	21,622
Credit facility fees (Note 7)	505	788	1,024	1,378
Directors’ fees and expenses	150	121	266	217
Other general and administrative	467	455	872	866
Total expenses	20,880	23,483	40,925	50,004
Net investment income (loss) before taxes	21,776	21,792	42,579	45,816
Excise tax expense	139	100	263	152
Net investment income (loss)	21,637	21,692	42,316	45,664
Net realized gain (loss) and net change in unrealized appreciation (depreciation):
Net realized gain (loss) on investments:
Non-controlled/non-affiliated investments	1,944	(47,784)	3,616	(49,481)
Non-controlled/affiliated investments	1	—	2	—
Currency gains (losses) on non-investment assets and liabilities	(56)	635	(138)	485
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliated investments	16,338	64,082	34,254	(52,960)
Non-controlled/affiliated investments	890	—	1,536	—
Controlled/affiliated investments	2,060	18,174	(2,643)	(10,347)
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	54	(641)	(171)	1,697
Net realized and unrealized gain (loss) on investments and non-investment assets and liabilities	21,231	34,466	36,456	(110,606)
Net increase (decrease) in net assets resulting from operations	42,868	56,158	78,772	(64,942)
Preferred stock dividend	875	554	1,750	554
Net increase (decrease) in net assets resulting from operations attributable to Common Stockholders	$41,993	$55,604	$77,022	$(65,496)
Basic and diluted earnings per common share (Note 10)
Basic	$0.77	$0.99	$1.41	$(1.15)
Diluted	$0.72	$0.94	$1.31	$(1.15)
Weighted-average shares of common stock outstanding (Note 10)
Basic	54,537,840	56,308,616	54,787,041	56,710,405
Diluted	59,805,142	59,547,482	60,054,343	56,710,405
The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollar amounts in thousands)
(unaudited)

	For the six month periods ended
	June 30, 2021	June 30, 2020
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$42,316	$45,664
Net realized gain (loss)	3,480	(48,996)
Net change in unrealized appreciation (depreciation) on investments	33,147	(63,307)
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	(171)	1,697
Net increase (decrease) in net assets resulting from operations	78,772	(64,942)
Capital transactions:
Preferred stock issued	—	50,000
Repurchase of common stock	(13,727)	(16,003)
Dividends declared on preferred and common stock (Note 10)	(41,577)	(42,222)
Net increase (decrease) in net assets resulting from capital share transactions	(55,304)	(8,225)
Net increase (decrease) in net assets	23,468	(73,167)
Net Assets at beginning of period	901,363	956,471
Net Assets at end of period	$924,831	$883,304

The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollar amounts in thousands)
(unaudited)

	For the six month periods ended
	June 30, 2021	June 30, 2020
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$78,772	$(64,942)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	583	718
Net accretion of discount on investments	(4,029)	(4,059)
Paid-in-kind interest	(4,292)	(1,988)
Net realized (gain) loss on investments	(3,618)	49,481
Net realized currency (gain) loss on non-investment assets and liabilities	138	(485)
Net change in unrealized (appreciation) depreciation on investments	(33,147)	63,307
Net change in unrealized currency (gains) losses on non-investment assets and liabilities	171	(1,697)
Cost of investments purchased and change in payable for investments purchased	(357,577)	(391,624)
Proceeds from sales and repayments of investments and change in receivable for investments sold/repaid	354,734	507,316
Changes in operating assets:
Interest receivable	1,237	(1,411)
Dividend receivable	(1,481)	1,256
Prepaid expenses and other assets	(553)	(218)
Changes in operating liabilities:
Interest and credit facility fees payable	24	(2,232)
Base management and incentive fees payable	(158)	(1,664)
Administrative service fees payable	288	52
Other accrued expenses and liabilities	(1,056)	465
Net cash provided by (used in) operating activities	30,036	152,275
Cash flows from financing activities:
Proceeds from issuance of preferred stock	—	50,000
Repurchase of common stock	(13,727)	(16,003)
Borrowings on SPV Credit Facility and Credit Facility	179,479	257,292
Repayments of SPV Credit Facility and Credit Facility	(162,500)	(397,484)
Debt issuance costs paid	(336)	(312)
Dividends paid in cash	(41,967)	(52,603)
Net cash provided by (used in) financing activities	(39,051)	(159,110)
Net increase (decrease) in cash, cash equivalents and restricted cash	(9,015)	(6,835)
Cash, cash equivalents, and restricted cash, beginning of period	68,419	36,751
Cash, cash equivalents, and restricted cash, end of period	$59,404	$29,916
Supplemental disclosures:
Interest paid during the period	$14,174	$23,347
Taxes, including excise tax, paid during the period	$626	$391
Dividends declared on preferred stock and common stock during the period	$41,577	$42,222
The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2021
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (64.7% of fair value)
Advanced Web Technologies Holding Company	^*	(2)(3)(13)	Containers, Packaging & Glass	L + 5.75%	6.75%	12/17/2020	12/17/2026	$6,045	$5,874	$6,139	0.66%
Airnov, Inc.	^*	(2)(3)(13)	Containers, Packaging & Glass	L + 5.25%	6.25%	12/20/2019	12/19/2025	6,790	6,701	6,790	0.73
Allied Universal Holdco LLC	^	(2)(3)	Business Services	L + 4.25%	4.40%	2/17/2021	7/10/2026	500	503	501	0.05
Alpha Packaging Holdings, Inc.	^*	(2)(3)	Containers, Packaging & Glass	L + 6.00%	7.00%	6/26/2015	5/12/2022	2,697	2,697	2,697	0.29
Alpine SG, LLC	*	(2)(3)	High Tech Industries	L + 5.75%	6.75%	2/2/2018	11/16/2022	10,890	10,849	10,779	1.17
Alpine SG, LLC	^	(2)(3)	High Tech Industries	L + 8.50%	9.50%	7/24/2020	11/16/2022	1,618	1,588	1,618	0.17
Alpine SG, LLC	^*	(2)(3)	High Tech Industries	L + 6.50%	7.50%	11/2/2020	11/16/2022	13,796	13,502	13,763	1.49
American Physician Partners, LLC	^*	(2)(3)(13)	Healthcare & Pharmaceuticals	L + 6.75%, 1.50% PIK	9.25%	1/7/2019	12/21/2021	28,253	28,189	28,018	3.03
AMS Group HoldCo, LLC	^*	(2)(3)(13)	Transportation: Cargo	L + 6.00%	7.00%	9/29/2017	9/29/2023	20,810	20,615	20,810	2.25
Analogic Corporation	^*	(2)(3)(13)	Capital Equipment	L + 5.25%	6.25%	6/22/2018	6/22/2024	2,350	2,324	2,327	0.25
Applied Technical Services, LLC	^	(2)(3)(13)	Business Services	L + 5.75%	6.75%	12/29/2020	12/29/2026	393	381	383	0.05
Appriss Health, LLC	^	(2)(3)(13)	Healthcare & Pharmaceuticals	L + 7.25%	8.25%	5/6/2021	5/6/2027	44,444	43,517	43,496	4.70
Apptio, Inc.	^	(2)(3)(13)	Software	L + 7.25%	8.25%	1/10/2019	1/10/2025	6,131	6,032	6,187	0.67
Aurora Lux FinCo S.Á.R.L. (Luxembourg)	^*	(2)(3)(7)	Software	L + 6.00%	7.00%	12/24/2019	12/24/2026	32,654	31,981	29,454	3.18
Avenu Holdings, LLC	*	(2)(3)	Sovereign & Public Finance	L + 5.25%	6.25%	9/28/2018	9/28/2024	13,615	13,495	13,615	1.47
Barnes & Noble, Inc.	^	(2)(3)(11)	Retail	L + 5.50%	6.50%	8/7/2019	8/7/2024	16,521	16,245	15,708	1.70
BlueCat Networks, Inc. (Canada)	*	(2)(3)(7)	High Tech Industries	L + 6.25%	7.25%	10/30/2020	10/30/2026	11,468	11,256	11,608	1.26
BMS Holdings III Corp.	*	(2)(3)	Construction & Building	L + 5.25%	6.25%	9/30/2019	9/30/2026	1,588	1,557	1,588	0.17
Captive Resources Midco, LLC	^*	(2)(3)(13)	Banking, Finance, Insurance & Real Estate	L + 5.75%	6.75%	6/30/2015	5/31/2025	10,328	10,191	10,328	1.12
Central Security Group, Inc.	^*	(2)(3)	Consumer Services	L + 6.00%	7.00%	10/16/2020	10/16/2025	9,230	9,231	8,539	0.92
Chartis Holding, LLC	^*	(2)(3)(13)	Business Services	L + 5.50%	6.50%	5/1/2019	5/1/2025	14,197	13,946	14,197	1.54
Chemical Computing Group ULC (Canada)	^*	(2)(3)(7)(13)	Software	L + 4.50%	5.50%	8/30/2018	8/30/2024	469	467	464	0.05
Chudy Group, LLC	^	(2)(3)(13)	Healthcare & Pharmaceuticals	L + 5.75%	6.75%	6/30/2021	6/30/2027	828	813	813	0.09
CircusTrix Holdings, LLC	^*	(2)(3)	Hotel, Gaming & Leisure	L + 5.50%, 2.50% PIK	9.00%	2/2/2018	1/16/2024	10,458	10,430	8,792	0.95
CircusTrix Holdings, LLC	^	(2)(3)(13)	Hotel, Gaming & Leisure	L + 5.50%, 2.50% PIK	9.00%	1/8/2021	7/16/2023	627	570	627	0.07
Cobblestone Intermediate Holdco LLC	^	(2)(3)	Consumer Services	L + 5.50%	6.50%	1/29/2020	1/29/2026	727	721	733	0.08
Comar Holding Company, LLC	^*	(2)(3)(13)	Containers, Packaging & Glass	L + 5.50%	6.50%	6/18/2018	6/18/2024	26,579	26,233	26,579	2.88
Cority Software Inc. (Canada)	^*	(2)(3)(7)(13)	Software	L + 5.00%	6.00%	7/2/2019	7/2/2026	10,568	10,367	10,568	1.14
Cority Software Inc. (Canada)	^	(2)(3)(7)	Software	L + 7.00%	8.00%	9/3/2020	7/2/2026	1,888	1,838	1,931	0.21

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2021
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
DCA Investment Holding LLC	^*	(2)(3)(13)	Healthcare & Pharmaceuticals	L + 6.25%	7.00%	3/11/2021	3/12/2027	$9,936	$9,758	$9,932	1.07%
Derm Growth Partners III, LLC	^	(2)(3)(8)	Healthcare & Pharmaceuticals	L + 6.25%	7.25%	5/31/2016	5/31/2022	56,064	53,509	32,731	3.54
DermaRite Industries, LLC	^*	(2)(3)(13)	Healthcare & Pharmaceuticals	L + 7.00%	8.00%	3/3/2017	3/3/2022	20,310	20,261	19,140	2.07
Designer Brands Inc.	^	(2)(3)(7)	Retail	L + 8.50%	9.75%	8/7/2020	8/7/2025	17,500	17,126	17,203	1.86
Diligent Corporation	^	(2)(3)(13)	Telecommunications	L + 6.25%	7.25%	8/4/2020	8/4/2025	576	559	589	0.06
DTI Holdco, Inc.	^	(2)(3)	High Tech Industries	L + 4.75%	5.75%	12/18/2018	9/30/2023	1,944	1,879	1,868	0.20
Emergency Communications Network, LLC	^*	(2)(3)	Telecommunications	L + 2.625%, 5.125% PIK	8.75%	6/1/2017	6/1/2023	24,880	24,799	22,256	2.41
EPS Nass Parent, Inc.	^	(2)(3)(13)	Utilities: Electric	L + 5.75%	6.75%	4/19/2021	4/19/2028	847	828	832	0.09
Ethos Veterinary Health LLC	^	(2)(3)	Consumer Services	L + 4.75%	4.85%	5/17/2019	5/15/2026	2,599	2,561	2,585	0.28
EvolveIP, LLC	^*	(2)(3)(13)	Telecommunications	L + 5.75%	6.75%	11/26/2019	6/7/2023	25,733	25,686	25,733	2.78
Frontline Technologies Holdings, LLC	^*	(2)(3)	Software	L + 5.75%	6.75%	9/18/2017	9/18/2023	3,083	3,069	3,111	0.34
FWR Holding Corporation	^*	(2)(3)(13)	Beverage, Food & Tobacco	L + 5.50%, 1.50% PIK	8.00%	8/21/2017	8/21/2023	34,663	34,353	31,762	3.43
Greenhouse Software, Inc.	^	(2)(3)(13)	Software	L + 6.50%	7.50%	3/1/2021	3/1/2027	15,196	14,836	14,981	1.62
Hawkeye AcquisitionCo, LLC	^*	(2)(3)(13)	Aerospace & Defense	L + 6.75%	7.75%	3/1/2021	11/19/2026	7,189	6,978	7,043	0.76
Helios Buyer, Inc.	^*	(2)(3)(13)	Consumer Services	L + 5.50%	6.50%	12/15/2020	12/15/2026	14,015	13,743	14,160	1.53
Hercules Borrower LLC	^*	(2)(3)(13)	Environmental Industries	L + 6.50%	7.50%	12/14/2020	12/14/2026	18,546	18,066	18,784	2.03
Higginbotham Insurance Agency, Inc.	^	(2)(3)(13)	Banking, Finance, Insurance & Real Estate	L + 5.75%	6.50%	11/25/2020	11/25/2026	3,892	3,824	3,952	0.43
iCIMS, Inc.	^	(2)(3)	Software	L + 6.50%	7.50%	9/12/2018	9/12/2024	1,670	1,649	1,683	0.18
Individual FoodService Holdings, LLC	^	(2)(3)(13)	Wholesale	L + 6.25%	7.25%	2/21/2020	11/22/2025	3,826	3,746	3,814	0.41
Individual FoodService Holdings, LLC	^	(2)(3)(13)	Wholesale	L + 6.25%	7.25%	12/31/2020	11/22/2025	2,201	2,147	2,195	0.24
Infront Luxembourg Finance S.À R.L. (Luxembourg)	^	(2)(3)(7)	Hotel, Gaming & Leisure	L + 9.00%	9.00%	5/28/2021	5/28/2027	€8,250	9,762	9,489	1.03
Integrity Marketing Acquisition, LLC	^	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 5.75%	6.75%	1/15/2020	8/27/2025	4,945	4,888	4,988	0.55
K2 Insurance Services, LLC	^*	(2)(3)(13)	Banking, Finance, Insurance & Real Estate	L + 5.00%	6.00%	7/3/2019	7/1/2024	5,562	5,439	5,543	0.60
Kaseya, Inc.	^	(2)(3)(13)	High Tech Industries	L + 4.00%, 3.00% PIK	8.00%	5/3/2019	5/2/2025	15,820	15,586	15,889	1.72
Legacy.com, Inc.	^	(2)(3)(11)	High Tech Industries	L + 6.00%	7.00%	3/20/2017	3/20/2023	17,066	16,923	16,445	1.78
Lifelong Learner Holdings, LLC	^	(2)(3)(13)	Business Services	L + 5.75%	6.75%	10/18/2019	10/18/2026	24,732	24,309	22,765	2.46
Liqui-Box Holdings, Inc.	^	(2)(3)(13)	Containers, Packaging & Glass	L + 4.50%	5.50%	6/3/2019	6/3/2024	2,297	2,278	2,067	0.22
LVF Holdings, Inc.	^*	(2)(3)(13)	Beverage, Food & Tobacco	L + 6.25%	7.25%	6/10/2021	6/10/2027	20,489	19,547	19,539	2.11

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2021
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Mailgun Technologies, Inc.	^	(2)(3)(13)	High Tech Industries	L + 5.00%	6.00%	3/26/2019	3/26/2025	$3,239	$3,176	$3,228	0.35%
Maverick Acquisition, Inc.	^*	(2)(3)(13)	Aerospace & Defense	L + 6.00%	7.00%	6/1/2021	6/1/2027	35,892	34,930	34,918	3.78
National Technical Systems, Inc.	^	(2)(3)(13)	Aerospace & Defense	L + 5.50%	6.50%	10/28/2020	6/12/2023	1,172	1,152	1,179	0.13
NES Global Talent Finance US, LLC (United Kingdom)	^	(2)(3)(7)	Energy: Oil & Gas	L + 5.50%	6.50%	5/9/2018	5/11/2023	9,738	9,666	9,393	1.02
NMI AcquisitionCo, Inc.	^*	(2)(3)(13)	High Tech Industries	L + 5.50%	6.50%	9/6/2017	9/6/2023	40,545	40,322	40,776	4.41
Paramit Corporation	^*	(2)(3)	Capital Equipment	L + 4.50%	5.50%	5/3/2019	5/3/2025	5,213	5,178	5,213	0.57
Paramit Corporation	^	(2)(3)(13)	Capital Equipment	L + 5.25%	6.25%	11/24/2020	5/3/2025	3,029	2,924	3,029	0.33
PF Growth Partners, LLC	^*	(2)(3)(13)	Hotel, Gaming & Leisure	L + 7.00%	8.00%	7/1/2019	7/11/2025	7,257	7,171	6,861	0.74
PPC Flexible Packaging, LLC	^*	(2)(3)(13)	Containers, Packaging & Glass	L + 5.75%	6.75%	11/23/2018	11/23/2024	11,480	11,387	11,481	1.24
PPT Management Holdings, LLC	^	(2)(3)	Healthcare & Pharmaceuticals	L + 6.00%, 2.00% PIK	9.00%	12/15/2016	12/16/2022	28,188	28,128	24,255	2.62
PricewaterhouseCoopers Public Sector LLP	^	(2)(3)(13)	Aerospace & Defense	L + 3.25%	3.40%	5/1/2018	5/1/2023	—	(58)	(14)	—
Product Quest Manufacturing, LLC	^	(2)(3)(8)	Containers, Packaging & Glass	L + 6.75%	10.00%	9/21/2017	3/31/2021	840	840	423	0.06
Propel Insurance Agency, LLC	*	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 5.00%	6.00%	6/1/2018	6/1/2024	2,327	2,317	2,304	0.25
Prophix Software Inc. (Canada)	^	(2)(3)(7)(13)	Software	L + 6.50%	7.50%	2/1/2021	2/1/2026	10,963	10,718	11,164	1.21
QW Holding Corporation	^*	(2)(3)	Environmental Industries	L + 6.25%	7.25%	8/31/2016	8/31/2024	42,895	42,650	41,886	4.53
Redwood Services Group, LLC	^*	(2)(3)(13)	High Tech Industries	L + 6.00%	7.00%	11/13/2018	6/6/2023	5,018	4,901	4,942	0.53
Redwood Services Group, LLC	*	(2)(3)	High Tech Industries	L + 8.50%	9.50%	8/14/2020	6/6/2023	3,457	3,383	3,491	0.39
Redwood Services Group, LLC	^*	(2)(3)(13)	High Tech Industries	L + 7.25%	8.25%	10/19/2020	6/6/2023	17,255	16,980	17,360	1.88
Regency Entertainment, Inc.	^	(2)(3)	Media: Diversified & Production	L + 6.75%	7.75%	5/22/2020	10/22/2025	20,000	19,667	19,666	2.13
Reladyne, Inc.	*	(2)(3)	Wholesale	L + 5.00%	6.00%	8/21/2020	7/22/2022	10,075	10,018	9,975	1.08
Riveron Acquisition Holdings, Inc.	*	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 5.75%	6.75%	5/22/2019	5/22/2025	11,459	11,301	11,459	1.24
RSC Acquisition, Inc.	^	(2)(3)(13)	Banking, Finance, Insurance & Real Estate	L + 5.50%	6.50%	11/1/2019	11/1/2026	6,214	6,112	6,279	0.68
Sapphire Convention, Inc.	^*	(2)(3)(13)	Telecommunications	L + 6.25%	7.25%	11/20/2018	11/20/2025	30,057	29,633	25,700	2.78
Smile Doctors, LLC	^*	(2)(3)(13)	Healthcare & Pharmaceuticals	L + 6.00%	7.00%	10/6/2017	10/6/2022	16,845	16,803	16,845	1.82
Southern Graphics, Inc.	^	(2)(3)(11)	Media: Advertising, Printing & Publishing	L + 6.50%	7.50%	10/30/2020	10/23/2023	9,959	9,793	9,768	1.05
SPay, Inc.	^*	(2)(3)(13)	Hotel, Gaming & Leisure	L + 2.30%, 6.95% PIK	10.25%	6/15/2018	6/17/2024	22,143	21,911	18,846	2.04
Speedstar Holding LLC	^*	(2)(3)(13)	Automotive	L + 7.00%	8.00%	1/22/2021	1/22/2027	27,363	26,778	27,421	2.96
Superior Health Linens, LLC	^*	(2)(3)(13)	Business Services	L + 6.50%	7.50%	9/30/2016	9/30/2021	14,486	14,459	14,486	1.57
T2 Systems, Inc.	^*	(2)(3)(13)	Transportation: Consumer	L + 6.75%	7.75%	9/28/2016	9/28/2022	26,466	26,286	26,466	2.86

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2021
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
TCFI Aevex LLC	^*	(2)(3)(13)	Aerospace & Defense	L + 6.00%	7.00%	3/18/2020	3/18/2026	$11,217	$11,006	$10,978	1.19%
The Leaders Romans Bidco Limited (United Kingdom) Term Loan B	^	(2)(3)(7)	Banking, Finance, Insurance & Real Estate	L + 6.25%, 2.50% PIK	9.50%	7/23/2019	6/30/2024	£21,034	25,891	29,024	3.13
The Leaders Romans Bidco Limited (United Kingdom) Term Loan C	^	(2)(3)(7)(13)	Banking, Finance, Insurance & Real Estate	L + 6.25%, 2.50% PIK	9.50%	7/23/2019	6/30/2024	£5,064	7,478	9,457	1.02
Trump Card, LLC	^*	(2)(3)(13)	Transportation: Cargo	L + 5.50%	6.50%	6/26/2018	4/21/2022	7,715	7,701	7,652	0.83
TSB Purchaser, Inc.	^*	(2)(3)(13)	Media: Advertising, Printing & Publishing	L + 6.00%	7.00%	5/14/2018	5/14/2024	18,570	18,301	18,533	2.00
Turbo Buyer, Inc.	^*	(2)(3)(13)	Automotive	L + 6.00%	7.00%	12/2/2019	12/2/2025	20,480	20,061	20,046	2.17
Tweddle Group, Inc.	^	(2)(3)	Media: Advertising, Printing & Publishing	L + 4.50%	5.50%	9/17/2018	9/17/2023	1,629	1,615	1,554	0.17
Unifrutti Financing PLC (Cyprus)	^	(7)	Beverage, Food & Tobacco	7.50%, 1.00% PIK	8.50%	9/15/2019	9/15/2026	€4,598	4,874	5,384	0.58
Unifrutti Financing PLC (Cyprus)	^	(7)	Beverage, Food & Tobacco	11.00% PIK	11.00%	10/22/2020	9/15/2026	€717	809	839	0.09
US INFRA SVCS Buyer, LLC	^*	(2)(3)(13)	Environmental Industries	L + 6.00%	7.00%	4/13/2020	4/13/2026	5,632	5,121	4,780	0.51
USLS Acquisition, Inc.	^	(2)(3)(13)	Business Services	L + 6.50%	7.50%	11/30/2018	11/30/2024	21,338	21,053	20,241	2.19
Westfall Technik, Inc.	^*	(2)(3)(13)	Chemicals, Plastics & Rubber	L + 5.75%	6.75%	9/13/2018	9/13/2024	27,807	27,577	26,975	2.92
YLG Holdings, Inc.	^	(2)(3)(13)	Consumer Services	L + 6.00%	7.00%	9/30/2020	11/1/2025	1,622	1,567	1,637	0.18
Zemax Software Holdings, LLC	^	(2)(3)(13)	Software	L + 5.75%	6.75%	6/25/2018	6/25/2024	6,241	6,179	6,172	0.67
Zenith Merger Sub, Inc.	^*	(2)(3)(13)	Business Services	L + 5.25%	6.25%	12/13/2017	12/13/2023	10,544	10,466	10,544	1.14
First Lien Debt Total									$1,248,447	$1,212,747	131.13%

Second Lien Debt (16.7% of fair value)
AI Convoy S.A.R.L (United Kingdom)	^	(2)(3)(7)	Aerospace & Defense	L + 8.25%	9.25%	1/17/2020	1/17/2028	$24,813	$24,330	$25,744	2.78%
Aimbridge Acquisition Co., Inc.	^	(2)(3)	Hotel, Gaming & Leisure	L + 7.50%	7.59%	2/1/2019	2/1/2027	9,240	9,113	8,500	0.92
AQA Acquisition Holdings, Inc.	^*	(2)(3)	High Tech Industries	L + 7.50%	8.00%	3/3/2021	3/3/2029	35,000	34,146	34,126	3.70
Brave Parent Holdings, Inc.	^*	(2)(3)	Software	L + 7.50%	7.60%	10/3/2018	4/19/2026	18,197	17,888	18,197	1.97
Drilling Info Holdings, Inc.	^	(2)(3)	Energy: Oil & Gas	L + 8.25%	8.35%	2/11/2020	7/30/2026	18,600	18,178	18,786	2.03
Jazz Acquisition, Inc.	^*	(2)(3)	Aerospace & Defense	L + 8.00%	8.10%	6/13/2019	6/18/2027	23,450	23,168	20,413	2.21
Outcomes Group Holdings, Inc.	^*	(2)(3)	Business Services	L + 7.50%	7.65%	10/23/2018	10/26/2026	1,731	1,728	1,731	0.19
PAI Holdco, Inc.	^	(2)(3)	Automotive	L + 6.25%, 2.00% PIK	9.25%	10/28/2020	10/28/2028	13,667	13,288	13,585	1.47
Peraton Corp.	^*	(2)(3)	Aerospace & Defense	L + 7.75%	8.50%	2/24/2021	2/1/2029	12,300	12,117	12,189	1.32
Quartz Holding Company	^	(2)(3)	Software	L + 8.00%	8.09%	4/2/2019	4/2/2027	7,048	6,937	7,048	0.76
Reladyne, Inc.	^	(2)(3)	Wholesale	L + 9.50%	10.50%	4/19/2018	1/21/2023	12,242	12,157	12,068	1.30

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2021
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Sovos Brands Intermediate Inc	^*	(2)(3)	Beverage, Food & Tobacco	L + 8.00%	8.75%	6/8/2021	6/8/2029	$12,310	$12,065	$12,064	1.30%
Stonegate Pub Company Bidco Limited (United Kingdom)	^	(2)(3)(7)	Beverage, Food & Tobacco	L + 8.50%	8.61%	3/12/2020	3/12/2028	£20,000	24,758	23,322	2.52
Tank Holding Corp.	^*	(2)(3)	Capital Equipment	L + 8.25%	8.45%	3/26/2019	3/26/2027	35,965	35,525	36,315	3.93
TruGreen Limited Partnership	^	(2)(3)	Consumer Services	L + 8.50%	9.25%	11/16/2020	11/2/2028	13,000	12,757	13,109	1.42
Ultimate Baked Goods MIDCO, LLC	^	(2)(3)	Beverage, Food & Tobacco	L + 8.00%	9.00%	8/9/2018	8/9/2026	2,820	2,779	2,820	0.30
Watchfire Enterprises, Inc.	^	(2)(3)	Media: Advertising, Printing & Publishing	L + 8.25%	9.25%	10/2/2013	10/2/2024	7,000	6,995	6,987	0.76
World 50, Inc.	^	(9)	Business Services	11.50%	11.50%	1/10/2020	1/9/2027	7,635	7,507	7,594	0.83
WP CPP Holdings, LLC	^	(2)(3)	Aerospace & Defense	L + 7.75%	8.75%	7/18/2019	4/30/2026	39,500	39,196	38,532	4.17
Second Lien Debt Total									$314,632	$313,130	33.86%

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (2.9% of fair value)
ANLG Holdings, LLC	^	(6)	Capital Equipment	6/22/2018	592	$592	$748	0.08%
Appriss Health, LLC	^	(6)	Healthcare & Pharmaceuticals	5/6/2021	4	4,146	4,146	0.45
Atlas Ontario LP (Canada)	^	(6)(7)	Business Services	4/7/2021	5,114	5,114	5,114	0.55
Avenu Holdings, LLC	^	(6)	Sovereign & Public Finance	9/28/2018	172	172	576	0.06
BK Intermediate Company, LLC	^	(6)	Healthcare & Pharmaceuticals	5/27/2020	288	288	324	0.04
Central Security Group, Inc.	^*	(6)	Consumer Services	10/16/2020	443	—	—	—
Chartis Holding, LLC	^	(6)	Business Services	5/1/2019	433	433	696	0.08
CIP Revolution Holdings, LLC	^	(6)	Media: Advertising, Printing & Publishing	8/19/2016	318	318	206	0.02
Cority Software Inc. (Canada)	^	(6)	Software	7/2/2019	250	250	369	0.04
Derm Growth Partners III, LLC	^	(6)	Healthcare & Pharmaceuticals	5/31/2016	1,000	1,000	—	—
Diligent Corporation	^	(6)	Telecommunications	4/5/2021	10	9,750	9,750	1.05
ECP Parent, LLC	^	(6)	Healthcare & Pharmaceuticals	3/29/2018	268	—	290	0.03
K2 Insurance Services, LLC	^	(6)	Banking, Finance, Insurance & Real Estate	7/3/2019	433	433	654	0.07
Legacy.com, Inc.	^	(6)	High Tech Industries	3/20/2017	1,500	1,500	844	0.09
Mailgun Technologies, Inc.	^	(6)	High Tech Industries	3/26/2019	424	424	783	0.08
North Haven Goldfinch Topco, LLC	^	(6)	Containers, Packaging & Glass	6/18/2018	2,315	2,315	3,074	0.33
Paramit Corporation	^	(6)	Capital Equipment	6/17/2019	150	500	748	0.08
PPC Flexible Packaging, LLC	^	(6)	Containers, Packaging & Glass	2/1/2019	965	965	1,567	0.17

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2021
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Rough Country, LLC	^	(6)	Durable Consumer Goods	5/25/2017	755	490	1,511	0.16
T2 Systems Parent Corporation	^	(6)	Transportation: Consumer	9/28/2016	556	$556	$708	0.08%
Tailwind HMT Holdings Corp.	^	(6)	Energy: Oil & Gas	11/17/2017	22	1,558	2,023	0.22
Tank Holding Corp.	^	(6)	Capital Equipment	3/26/2019	850	482	1,027	0.11
Titan DI Preferred Holdings, Inc.	^	(6)	Energy: Oil & Gas	2/11/2020	12,011	11,736	12,131	1.31
Turbo Buyer, Inc.	^	(6)	Automotive	12/2/2019	1,925	933	2,342	0.25
Tweddle Holdings, Inc.	^*	(6)	Media: Advertising, Printing & Publishing	9/17/2018	17	—	—	—
Unifrutti Financing PLC (Cyprus)	^	(6)	Beverage, Food & Tobacco	10/22/2020	—	457	465	0.05
Unifrutti Financing PLC (Cyprus)	^	(6)	Beverage, Food & Tobacco	10/22/2020	1	133	110	0.01
USLS Acquisition, Inc.	^	(6)	Business Services	11/30/2018	641	641	631	0.07
W50 Parent LLC	^	(6)	Business Services	1/10/2020	500	500	825	0.09
Zenith American Holding, Inc.	^	(6)	Business Services	12/13/2017	1,564	782	1,546	0.17
Zillow Topco LP	^	(6)	Software	6/25/2018	313	313	171	0.02
Equity Investments Total						$46,781	$53,379	5.77%
Total investments—non-controlled/non-affiliated						$1,609,860	$1,579,256	170.76%

Investments—non-controlled/affiliated		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (1.5% of fair value)
Direct Travel, Inc.	^*	(2)(3)(8)(12)	Hotel, Gaming & Leisure	L + 1.00%, 7.50% PIK	9.50%	10/14/2016	10/1/2023	$36,711	$36,098	$26,115	2.82%
Direct Travel Inc.	^	(2)(3)(12)(13)	Hotel, Gaming & Leisure	L + 6.00%	7.00%	10/1/2020	10/1/2023	2,447	2,319	2,447	0.26
First Lien Debt Total									$38,417	$28,562	3.09%

Investments—non-controlled/affiliated		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (0.0% of fair value)
Direct Travel, Inc.	^	(6)(12)	Hotel, Gaming & Leisure	10/1/2020	43	$—	$—	—%
Equity Investments Total						$—	$—	—%
Total investments—non-controlled/affiliated						$38,417	$28,562	3.09%

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2021
(dollar amounts in thousands)
(unaudited)

Investments—controlled/affiliated		Footnotes	Industry	Reference Rate & Spread(2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (0.3% of fair value)
SolAero Technologies Corp. (A1 Term Loan)	^	(2)(3)(8)(10)	Telecommunications	L + 8.00% (100% PIK)	9.00%	4/12/2019	10/12/2022	$3,167	$3,166	$646	0.07%
SolAero Technologies Corp. (A2 Term Loan)	^	(2)(3)(8)(10)	Telecommunications	L + 8.00% (100% PIK)	9.00%	4/12/2019	10/12/2022	8,707	8,707	1,776	0.19
SolAero Technologies Corp. (Priority Facilities)	^	(2)(3)(10)(13)	Telecommunications	L + 6.00%	7.00%	4/12/2019	10/12/2022	2,287	2,267	2,287	0.25
First Lien Debt Total									$14,140	$4,709	0.51%

Investments—controlled/affiliated		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (0.0% of fair value)
SolAero Technologies Corp.	^	(6)(10)	Telecommunications	4/12/2019	3	$2,815	$—	—%
Equity Investments Total						$2,815	$—	—%

Investments—controlled/affiliated		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par Amount/ LLC Interest **	Cost	Fair Value (5)	% of Net Assets
Investment Funds (13.9% of fair value)
Middle Market Credit Fund II, LLC, Member's Interest	^	(7)(10)	Investment Funds	N/A	—%	11/3/2020	12/31/2030	$78,122	$78,096	$78,441	8.48%
Middle Market Credit Fund, LLC, Subordinated Loan and Member's Interest	^	(7)(10)	Investment Funds	N/A	—%	2/29/2016	12/31/2024	193,000	193,000	181,343	19.61
Middle Market Credit Fund, Mezzanine Loan	^	(2)(7)(9)(10)	Investment Funds	L + 9.00%	9.19%	6/30/2016	5/21/2022	—	—	—	—
Investment Fund Total									$271,096	$259,784	28.09%
Total investments—controlled/affiliated									$288,051	$264,493	28.61%
Total Investments									$1,936,328	$1,872,311	202.45%

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
(1)Unless otherwise indicated, issuers of debt and equity investments held by the Company are domiciled in the United States. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2021
(dollar amounts in thousands)
(unaudited)
securities and/or held the power to exercise control over the management or policies of the portfolio company. As of June 30, 2021, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of June 30, 2021, the Company is not an “affiliated person” of any of these portfolio companies. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of June 30, 2021. As of June 30, 2021, the reference rates for our variable rate loans were the 30-day LIBOR at 0.10%, the 90-day LIBOR at 0.15% and the 180-day LIBOR at 0.16%.
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
(6)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2021, the aggregate fair value of these securities is $53,379, or 5.77% of the Company’s net assets.
(7)The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(8)Loan was on non-accrual status as of June 30, 2021.
(9)Represents a corporate mezzanine loan, which is subordinated to senior secured term loans of the portfolio company/investment fund.
(10)Under the Investment Company Act, the Company is deemed to be an “affiliated person” of and “control” this investment fund because the Company owns more than 25% of the investment fund’s outstanding voting securities and/or has the power to exercise control over management or policies of such investment fund. See Note 5, Middle Market Credit Fund, LLC, and Note 6, Middle Market Credit Fund II, LLC, for more details. Transactions related to investments in controlled affiliates for the six month period ended June 30, 2021, were as follows:

Investments—controlled/affiliated	Fair Value as of December 31, 2020	Additions/Purchases	Reductions/Sales/ Paydowns	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of June 30, 2021	Dividend and Interest Income
Middle Market Credit Fund, LLC, Mezzanine Loan	$—	$—	$—	$—	$—	$—	$—
Middle Market Credit Fund, LLC, Subordinated Loan and Member’s Interest	205,891	—	(23,000)	—	(1,548)	181,343	10,000
Middle Market Credit Fund II LLC, Member's Interest	77,395	—	—	—	1,046	78,441	5,016
Total investments—controlled/affiliated	$283,286	$—	$(23,000)	$—	$(502)	$259,784	$15,016

Investments—controlled/affiliated	Fair Value as of December 31, 2020	Additions/Purchases	Reductions/Sales/ Paydowns	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of June 30, 2021	Dividend and Interest Income
SolAero Technologies Corp. (Priority Term Loan)	$2,460	$—	$(173)	$—	$—	$2,287	$106
SolAero Technologies Corp. (A1 Term Loan)	1,214	—	—	—	(568)	646	—
SolAero Technologies Corp. (A2 Term Loan)	3,338	—	—	—	(1,562)	1,776	—
Solaero Technology Corp. (Equity)	—	—	—	—	—	—	—
Total investments—controlled/affiliated	$7,012	$—	$(173)	$—	$(2,130)	$4,709	$106

(11)     In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company is entitled to receive additional interest as a result of an agreement among lenders as follows: Barnes & Noble, Inc. (1.83%), Southern Graphics, Inc. (1.71%), and Legacy.com Inc. (3.89%). Pursuant to the agreement among lenders in respect of this loan, this investment represents a first lien/last out loan, which has a secondary priority behind the first lien/first out loan with respect to principal, interest and other payments.

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2021
(dollar amounts in thousands)
(unaudited)
(12)    Under the Investment Company Act, the Company is deemed an "affiliated person" of this portfolio company because the Company owns 5% or more of the portfolio company's outstanding voting securities. Transactions related to the portfolio company during the six month period ended June 30, 2021 were as follows:

Investments—non-controlled/affiliated	Fair Value as of December 31, 2020	Additions/Purchases	Reductions/Sales/ Paydowns	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of June 30, 2021	Dividend and Interest Income
Direct Travel, Inc.	$24,949	$—	$(245)	$2	$1,409	$26,115	$—
Direct Travel, Inc.	1,231	1,088	—	—	128	2,447	83
Direct Travel, Inc. (Equity)	—	—	—	—	—	—	—
Total investments—non-controlled/affiliated	$26,180	$1,088	$(245)	$2	$1,537	$28,562	$83

(13)As of June 30, 2021, the Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
First and Second Lien Debt—unfunded delayed draw and revolving term loans commitments
Advanced Web Technologies Holding Company	Delayed Draw	1.00%	$2,299	$23
Advanced Web Technologies Holding Company	Revolver	0.50	821	8
Airnov, Inc.	Revolver	0.50	875	—
American Physician Partners, LLC	Revolver	0.50	550	(4)
AMS Group HoldCo, LLC	Revolver	0.50	2,315	—
Analogic Corporation	Revolver	0.50	168	(2)
Applied Technical Services	Delayed Draw	1.00	132	(2)
Applied Technical Services	Revolver	0.50	53	(1)
Appriss Health, LLC	Revolver	0.50	2,963	(59)
Apptio, Inc.	Revolver	0.50	1,420	11
Captive Resources Midco, LLC	Revolver	0.50	2,143	—
Chartis Holding, LLC	Revolver	0.50	2,401	—
Chemical Computing Group ULC (Canada)	Revolver	0.50	29	—
Chudy Group, LLC	Revolver	0.50	34	(1)
Chudy Group, LLC	Delayed Draw	1.00	138	(2)
CircusTrix Holdings, LLC	Delayed Draw	1.00	6	—
Comar Holding Company, LLC	Revolver	0.50	2,935	—
Cority Software Inc.(Canada)	Revolver	0.50	3,000	—
DCA Investment Holding, LLC	Delayed Draw	1.00	2,449	(1)
DermaRite Industries, LLC	Revolver	0.50	579	(32)
Diligent Corporation	Delayed Draw	1.00	141	2
Diligent Corporation	Revolver	0.50	47	1

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2021
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
Direct Travel, Inc.	Delayed Draw	0.50	$1,941	$—
EPS Nass Parent, Inc.	Revolver	0.50	68	(1)
EPS Nass Parent, Inc.	Delayed Draw	1.00	85	(1)
EvolveIP, LLC	Delayed Draw	1.00	3,333	—
EvolveIP, LLC	Revolver	0.50	2,941	—
FWR Holding Corporation	Revolver	0.50	4,444	(330)
Greenhouse Software, Inc.	Revolver	0.50	1,471	(19)
Hawkeye AcquisitionCo, LLC	Delayed Draw	1.00	3,360	(44)
Hawkeye AcquisitionCo, LLC	Revolver	0.50	557	(7)
Helios Buyer, Inc.	Revolver	0.38	689	7
Hercules Borrower LLC	Revolver	0.50	2,160	25
Higginbotham Insurance Agency, Inc.	Delayed Draw	1.00	1,098	13
Individual FoodService Holdings, LLC	Revolver	0.50	673	(2)
Individual FoodService Holdings, LLC	Delayed Draw	1.00	584	(1)
Individual FoodService Holdings, LLC	Delayed Draw	1.00	149	—
K2 Insurance Services, LLC	Revolver	0.50	1,120	(3)
K2 Insurance Services, LLC	Delayed Draw	1.00	769	(2)
Kaseya, Inc.	Delayed Draw	1.00	1,111	4
Kaseya, Inc.	Revolver	0.50	787	3
Lifelong Learner Holdings, LLC	Delayed Draw	1.00	1,690	(124)
Lifelong Learner Holdings, LLC	Revolver	0.50	342	(25)
Liqui-Box Holdings, Inc.	Revolver	0.50	333	(29)
LVF Holdings, Inc.	Delayed Draw	1.00	19,496	(390)
LVF Holdings, Inc.	Revolver	0.50	2,802	(56)
LVF Holdings, Inc.	Delayed Draw	1.00	4,670	(93)
Mailgun Technologies, Inc.	Revolver	0.50	1,342	(3)
Maverick Acquisition, Inc.	Delayed Draw	1.00	12,818	(256)
National Technical Systems, Inc.	Revolver	0.50	835	3
NMI AcquisitionCo, Inc.	Revolver	0.50	1,280	7
Paramit Corporation	Delayed Draw	1.00	2,931	—
PF Growth Partners, LLC	Delayed Draw	1.00	823	(40)
PPC Flexible Packaging, LLC	Revolver	0.50	685	—
PricewaterhouseCoopers Public Sector LLP	Revolver	0.50	6,250	(14)
Prophix Software Inc. (Canada)	Revolver	0.50	1,993	31
Redwood Services Group, LLC	Delayed Draw	3.63	268	2
Redwood Services Group, LLC	Delayed Draw	1.00	10,501	(51)
RSC Acquisition, Inc.	Revolver	0.50	301	3
Sapphire Convention, Inc.	Revolver	0.50	2,410	(323)

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2021
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
Smile Doctors, LLC	Revolver	0.50	$707	$—
SolAero Technologies Corp. (Priority Facilities)	Revolver	0.50	984	—
SolAero Technologies Corp. (Priority Facilities)	Revolver	0.50	1,084	—
SPay, Inc.	Revolver	0.50	648	(94)
Speedstar Holding, LLC	Delayed Draw	1.00	3,775	7
Superior Health Linens, LLC	Revolver	0.50	2,333	—
T2 Systems, Inc.	Revolver	0.50	2,933	—
TCFI Aevex LLC	Delayed Draw	1.00	214	(4)
TCFI Aevex LLC	Delayed Draw	1.00	1,835	(33)
The Leaders Romans Bidco Limited (United Kingdom)	Delayed Draw	1.00	£2,111	348
Trump Card, LLC	Revolver	0.50	477	(4)
TSB Purchaser, Inc.	Revolver	0.50	1,891	(3)
Turbo Buyer, Inc.	Revolver	0.50	1,217	(24)
US INFRA SVCS Buyer, LLC	Revolver	0.50	700	(19)
US INFRA SVCS Buyer, LLC	Delayed Draw	1.00	25,324	(687)
USLS Acquisition, Inc.	Revolver	0.50	1,418	(68)
Westfall Technik, Inc.	Revolver	0.50	216	(6)
YLG Holdings, Inc.	Delayed Draw	1.00	368	3
Zemax Software Holdings, LLC	Revolver	0.50	642	(6)
Zenith Merger Sub, Inc.	Revolver	0.50	2,120	—
Total unfunded commitments			$176,407	$(2,365)

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2021
(dollar amounts in thousands)
(unaudited)
As of June 30, 2021, investments at fair value consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$1,301,004	$1,246,018	66.5%
Second Lien Debt	314,632	313,130	16.7
Equity Investments	49,596	53,379	2.9
Investment Funds	271,096	259,784	13.9
Total	$1,936,328	$1,872,311	100.0%
The rate type of debt investments at fair value as of June 30, 2021 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value of First and Second Lien Debt
Floating Rate	$1,602,446	$1,545,331	99.1%
Fixed Rate	13,190	13,817	0.9
Total	$1,615,636	$1,559,148	100.0%

The industry composition of investments at fair value as of June 30, 2021 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$152,819	$150,982	8.1%
Automotive	61,060	63,394	3.4
Banking, Finance, Insurance & Real Estate	77,874	83,988	4.5
Beverage, Food & Tobacco	99,775	96,305	5.1
Business Services	101,822	101,254	5.4
Capital Equipment	47,525	49,407	2.6
Chemicals, Plastics & Rubber	27,577	26,975	1.4
Construction & Building	1,557	1,588	0.1
Consumer Services	40,580	40,763	2.2
Containers, Packaging & Glass	59,290	60,817	3.2
Durable Consumer Goods	490	1,511	0.1
Energy: Oil & Gas	41,138	42,333	2.2
Environmental Industries	65,837	65,450	3.5
Healthcare & Pharmaceuticals	206,412	179,990	9.6
High Tech Industries	176,415	177,520	9.5
Hotel, Gaming & Leisure	97,374	81,677	4.4
Investment Funds	271,096	259,784	13.9
Media: Advertising, Printing & Publishing	37,022	37,048	2.0
Media: Diversified & Production	19,667	19,666	1.1
Retail	33,371	32,911	1.8
Software	112,524	111,500	6.0

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2021
(dollar amounts in thousands)
(unaudited)

Industry	Amortized Cost	Fair Value	% of Fair Value
Sovereign & Public Finance	$13,667	$14,191	0.8%
Telecommunications	107,382	88,737	4.7
Transportation: Cargo	28,316	28,462	1.5
Transportation: Consumer	26,842	27,174	1.4
Utilities: Electric	828	832	—
Wholesale	28,068	28,052	1.50
	$1,936,328	$1,872,311	100.0%
The geographical composition of investments at fair value as of June 30, 2021 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Canada	$40,010	$41,218	2.2%
Cyprus	6,273	6,798	0.4
Luxembourg	41,743	38,943	2.1
United Kingdom	92,123	96,940	5.2
United States	1,756,179	1,688,412	90.1
Total	$1,936,328	$1,872,311	100.0%

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

Investments—controlled/affiliated	Fair Value as of December 31, 2019	Additions/Purchases	Reductions/Sales/ Paydowns	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of December 31, 2020	Dividend and Interest Income
Middle Market Credit Fund, LLC, Mezzanine Loan	$93,000	$63,500	$(156,500)	$—	$—	$—	$3,049
Middle Market Credit Fund, LLC, Subordinated Loan and Member’s Interest	111,596	92,500	—	—	1,795	205,891	19,750
Middle Market Credit Fund II, LLC, Member’s Interest	—	78,096	—	—	(701)	77,395	1,446
Total investments—controlled/affiliated	$204,596	$234,096	$(156,500)	$—	$1,094	$283,286	$24,245

Investments—controlled/affiliated	Fair Value as of December 31, 2019	Additions/Purchases	Reductions/Sales/ Paydowns	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of December 31, 2020	Dividend and Interest Income
SolAero Technologies Corp. (Priority Term Loan)	9,612	—	(7,152)	—	—	2,460	52
SolAero Technologies Corp. (A1 Term Loan)	3,166	—	—	—	(1,952)	1,214	—
SolAero Technologies Corp. (A2 Term Loan)	8,707	—	—	—	(5,369)	3,338	—
Solaero Technology Corp. (Equity)	826	—	—	—	(826)	—	—
Total investments—controlled/affiliated	$22,311	$—	$(7,152)	$—	$(8,147)	$7,012	$52

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

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2020
(dollar amounts in thousands)

Investments—non-controlled/affiliated	Fair Value as of December 31, 2019	Additions/Purchases	Reductions/Sales/ Paydowns	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of December 31, 2020	Dividend and Interest Income
Direct Travel, Inc.	$36,757	$—	$(176)	$1	$(11,633)	$24,949	$—
Direct Travel, Inc.	—	1,231	—	—	—	1,231	18
Direct Travel, Inc. (Equity)	—	—	—	—	—	—	—
Total investments—non-controlled/affiliated	$36,757	$1,231	$(176)	$1	$(11,633)	$26,180	$18

(13)As of December 31, 2020, the Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
First and Second Lien Debt—unfunded delayed draw and revolving term loans commitments
Advanced Web Technologies Holding Company	Delayed Draw	1.00%	$2,299	$(46)
Advanced Web Technologies Holding Company	Revolver	0.50	854	(17)
Airnov, Inc.	Revolver	0.50	1,250	1
American Physician Partners, LLC	Revolver	0.50	550	(29)
AMS Group HoldCo, LLC	Revolver	0.50	2,315	(29)
Analogic Corporation	Revolver	0.50	168	—
Applied Technical Services	Delayed Draw	1.00	132	(3)
Applied Technical Services	Revolver	0.50	53	(1)
Apptio, Inc.	Revolver	0.50	2,367	36
Captive Resources Midco, LLC	Revolver	0.50	2,143	15
Chartis Holding, LLC	Delayed Draw	1.00	4,406	2
Chartis Holding, LLC	Revolver	0.50	2,401	1
Chemical Computing Group ULC (Canada)	Revolver	0.50	29	—
Cobblestone Intermediate Holdco LLC	Delayed Draw	1.00	11	—
Comar Holding Company, LLC	Revolver	0.50	2,935	11
Comar Holding Company, LLC	Delayed Draw	1.00	4,655	17
Cority Software Inc.(Canada)	Revolver	0.50	3,000	21
DermaRite Industries, LLC	Revolver	0.50	3,103	(29)
Diligent Corporation	Delayed Draw	1.00	141	2
Diligent Corporation	Revolver	0.50	47	1
Direct Travel, Inc.	Delayed Draw	0.50	3,029	—
Ethos Veterinary Health LLC	Delayed Draw	1.00	2,696	(37)
EvolveIP, LLC	Delayed Draw	1.00	3,333	(4)
EvolveIP, LLC	Revolver	0.50	2,941	(3)
FWR Holding Corporation	Revolver	0.50	4,444	(380)
Helios Buyer, Inc.	Revolver	0.50	1,326	(27)
Helios Buyer, Inc.	Delayed Draw	—	4,672	(93)
Hercules Borrower LLC	Revolver	0.50	2,160	(54)

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

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2020
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
VRC Companies, LLC	Revolver	0.50	1,646	—
Westfall Technik, Inc.	Revolver	0.50	431	(30)
YLG Holdings, Inc.	Delayed Draw	1.00	596	(9)
Zemax Software Holdings, LLC	Revolver	0.50	642	(15)
Zenith Merger Sub, Inc.	Revolver	0.50	1,590	(12)
Zenith Merger Sub, Inc.	Delayed Draw	1.00	2,573	(19)
Total unfunded commitments			$149,508	$(2,210)

As of December 31, 2020, investments at fair value consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$1,298,154	$1,224,063	67.0%
Second Lien Debt	297,962	284,523	15.6
Equity Investments	32,754	33,877	1.9
Investment Funds	294,096	283,286	15.5
Total	$1,922,966	$1,825,749	100.0%

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
As of June 30, 2021
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

The interim financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of consolidated financial statements for the interim periods presented have been included. These adjustments are of a normal, recurring nature. This Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2020. The results of operations for the three and six month periods ended June 30, 2021 are not necessarily indicative of the operating results to be expected for the full year.
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
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash consist of demand deposits and highly liquid investments (e.g., money market funds, U.S. treasury notes) with original maturities of three months or less. Cash equivalents are carried at amortized cost, which approximates fair value. The Company’s cash, cash equivalents and restricted cash are held with two large financial institutions and cash held in such financial institutions may, at times, exceed the Federal Deposit Insurance Corporation insured limit. As of June 30, 2021 and December 31, 2020, the Company had restricted cash balances of $25,434 and $16,184, respectively, which represent amounts that are collected by trustees who have been appointed as custodians of the assets securing certain of the Company's financing transactions, and held for payment of interest expense and principal on the outstanding borrowings, or reinvestment into new assets.
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
The Company has loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Consolidated Statements of Operations. As of June 30, 2021 and December 31, 2020, the fair value of the loans in the portfolio with PIK provisions was $237,271 and $240,861, respectively, which represents approximately 12.7% and 13.2% of total investments at fair value, respectively. For the three month and six month periods ended June 30, 2021, the Company earned $2,318 and $4,443 in PIK income, respectively. For the three month and six month periods ended June 30, 2020, the Company earned $1,202 and $1,845 in PIK income, respectively. PIK income is included in interest income in the accompanying Consolidated Statements of Operations.
Dividend Income
Dividend income from the investment funds, Credit Fund and Credit Fund II, is recorded on the record date for the investment fund to the extent that such amounts are payable by the investment funds and are expected to be collected.
Other Income
Other income may include income such as consent, waiver, amendment, unused, underwriting, arranger and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive fees for guaranteeing the outstanding debt of a portfolio company. Such fees are amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in other assets in the accompanying Consolidated Statements of Assets and Liabilities. For the three month and six month periods ended June 30, 2021, the Company earned $2,407 and $3,877 in other income, respectively. For the three month and six month periods ended June 30, 2020, the Company earned $3,547 and $5,891 in other income, respectively.
Non-Accrual Income
Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid current and, in management’s judgment, are likely to remain current. Management may determine not to place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2021 and December 31, 2020, the fair value of the loans in the portfolio on non-accrual status was $61,691 and $58,136, respectively. The remaining first and second lien debt investments were performing and current on their interest payments as of June 30, 2021 and December 31, 2020.
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
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more likely than not” to be sustained by the applicable tax authority. The SPVs and the 2015-1 Issuer are disregarded entities for tax purposes and are consolidated with the tax return of the Company. All penalties and interest associated with income taxes, if any, are included in income tax expense. For the three month and six month periods ended June 30, 2021, the Company incurred $139 and $263 in excise tax expense, respectively. For the three month and six month periods ended June 30, 2020, the Company incurred $100 and $152 in excise tax expense, respectively.
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
In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848),” which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848), which expanded the scope of Topic 848 to include derivative instruments impacted by discounting transition. ASU 2020-04 and ASU 2021-01 are effective for all entities through December 31, 2022. The expedients and exceptions provided by the amendments do not apply to contract modifications and hedging relationships entered into or evaluated after December 31, 2022, except for hedging transactions as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The Company is currently evaluating the impact of the adoption of ASU 2020-04 and 2021-01 on its consolidated financial statements.
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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of June 30, 2021 and December 31, 2020.
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
Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the three month and six month periods ended June 30, 2021 and 2020, there were no transfers between levels.
The following tables summarize the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of June 30, 2021 and December 31, 2020:

	June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$1,246,018	$1,246,018
Second Lien Debt	—	—	313,130	313,130
Equity Investments	—	—	53,379	53,379
Investment Funds
Mezzanine Loan	—	—	—	—
Subordinated Loan and Member's Interest	—	—	181,343	181,343
Total	$—	$—	$1,793,870	$1,793,870
Investments measured at net asset value (1)				78,441
Total				$1,872,311

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$1,224,063	$1,224,063
Second Lien Debt	—	—	284,523	284,523
Equity Investments	—	—	33,877	33,877
Investment Funds
Mezzanine Loan	—	—	—	—
Subordinated Loan and Member's Interest	—	—	205,891	205,891
Total	$—	$—	$1,748,354	$1,748,354
Investments measured at net asset value (1)				77,395
Total				$1,825,749
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

The changes in the Company’s investments at fair value for which the Company has used Level 3 inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level 3 investments still held are as follows:

	Financial Assets
	For the three month period ended June 30, 2021
	First Lien Debt	Second Lien Debt	Equity Investments	Investment Fund - Subordinated Loan and Member's Interest	Total
Balance, beginning of period	$1,226,653	$299,322	$35,030	$202,695	$1,763,700
Purchases	181,413	12,129	19,435	—	212,977
Sales	(78,641)	(4,875)	(3,817)	—	(87,333)
Paydowns	(94,391)	(865)	—	(23,000)	(118,256)
Accretion of discount	1,792	211	—	—	2,003
Net realized gains (losses)	636	(16)	1,325	—	1,945
Net change in unrealized appreciation (depreciation)	8,556	7,224	1,406	1,648	18,834
Balance, end of period	$1,246,018	$313,130	$53,379	$181,343	$1,793,870
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held at the reporting date included in net change in unrealized appreciation (depreciation) on investments on the Consolidated Statements of Operations	$7,204	$7,224	$1,463	$1,648	$17,539

	Financial Assets
	For the six month period ended June 30, 2021
	First Lien Debt	Second Lien Debt	Equity Investments	Investment Fund - Subordinated Loan and Member's Interest	Total
Balance, beginning of period	$1,224,063	$284,523	$33,877	$205,891	$1,748,354
Purchases	278,558	63,313	20,033	—	361,904
Sales	(154,395)	(4,875)	(5,209)	—	(164,479)
Paydowns	(126,315)	(42,396)	—	(23,000)	(191,711)
Accretion of discount	3,373	644	12	—	4,029
Net realized gains (losses)	1,628	(16)	2,006	—	3,618
Net change in unrealized appreciation (depreciation)	19,106	11,937	2,660	(1,548)	32,155
Balance, end of period	$1,246,018	$313,130	$53,379	$181,343	$1,793,870
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held at the reporting date included in net change in unrealized appreciation (depreciation) on investments on the Consolidated Statements of Operations	$17,233	$12,181	$2,904	$(1,548)	$30,770

	Financial Assets
	For the three month period ended June 30, 2020
	First Lien Debt	Second Lien Debt	Equity Investments	Investment Fund - Mezzanine Loan	Investment Fund - Subordinated Loan and Member's Interest	Total
Balance, beginning of period	$1,534,765	$275,055	$29,323	$—	$185,134	$2,024,277
Purchases	60,710	367	518	—	—	61,595
Sales	(192,219)	(2,760)	—	—	—	(194,979)
Paydowns	(19,283)	—	—	—	—	(19,283)
Accretion of discount	1,299	166	8	—	—	1,473
Net realized gains (losses)	(47,571)	(213)	—	—	—	(47,784)
Net change in unrealized appreciation (depreciation)	57,212	6,008	1,907	—	17,129	82,256
Balance, end of period	$1,394,913	$278,623	$31,756	$—	$202,263	$1,907,555
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held at the reporting date included in net change in unrealized appreciation (depreciation) on investments on the Consolidated Statements of Operations	$14,967	$6,008	$1,907	$—	$17,129	$40,011

	Financial Assets
	For the six month period ended June 30, 2020
	First Lien Debt	Second Lien Debt	Equity Investments	Investment Fund - Mezzanine Loan	Investment Fund - Subordinated Loan and Member's Interest	Total
Balance, beginning of period	$1,663,138	$234,532	$21,698	$93,000	$111,596	$2,123,964
Purchases	137,033	89,776	10,718	63,500	92,500	393,527
Sales	(236,279)	(2,760)	—	(156,500)	—	(395,539)
Paydowns	(89,412)	(15,232)	(1,024)	—	—	(105,668)
Accretion of discount	3,505	546	8	—	—	4,059
Net realized gains (losses)	(49,625)	(213)	357	—	—	(49,481)
Net change in unrealized appreciation (depreciation)	(33,447)	(28,026)	(1)	—	(1,833)	(63,307)
Balance, end of period	$1,394,913	$278,623	$31,756	$—	$202,263	$1,907,555
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held as of the reporting date included in net change in unrealized appreciation (depreciation) on investments on the Consolidated Statements of Operations	$(69,701)	$(27,766)	$(1)	$—	$(1,834)	$(99,302)
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
The following tables summarize the quantitative information related to the significant unobservable inputs for Level 3 instruments which are carried at fair value as of June 30, 2021 and December 31, 2020:

	Fair Value as of June 30, 2021	Valuation Techniques	Significant Unobservable Inputs	Range
				Low	High	Weighted Average
Investments in First Lien Debt	$1,020,998	Discounted Cash Flow	Discount Rate	3.79%	15.27%	7.87%
	163,752	Consensus Pricing	Indicative Quotes	92.50	100.00	97.73
	61,268	Income Approach	Discount Rate	11.44%	12.79%	12.06%
		Market Approach	Comparable Multiple	3.87x	7.78x	7.14x
Total First Lien Debt	1,246,018
Investments in Second Lien Debt	228,409	Discounted Cash Flow	Discount Rate	6.31%	14.41%	9.50%
	84,721	Consensus Pricing	Indicative Quotes	97.50	98.00	97.59
Total Second Lien Debt	313,130
Investments in Equity	53,379	Income Approach	Discount Rate	7.22%	11.44%	8.66%
		Market Approach	Comparable Multiple	7.46x	16.43x	10.72x
Total Equity Investments	53,379
Investments in Investment Fund
Subordinated Loan and Member's Interest	181,343	Discounted Cash Flow	Discount Rate	8.50%	8.50%	8.50%
		Discounted Cash Flow	Default Rate	3.00%	3.00%	3.00%
		Discounted Cash Flow	Recovery Rate	65.00%	65.00%	65.00%
Total Investments in Investment Fund	181,343
Total Level 3 Investments	$1,793,870

	Fair Value as of December 31, 2020	Valuation Techniques	Significant Unobservable Inputs	Range
				Low	High	Weighted Average
Investments in First Lien Debt	$879,159	Discounted Cash Flow	Discount Rate	3.96%	16.60%	8.80%
	287,191	Consensus Pricing	Indicative Quotes	89.11	100.00	97.70
	57,713	Income Approach	Discount Rate	12.80%	14.70%	13.50%
		Market Approach	Comparable Multiple	3.17x	6.99x	6.43x
Total First Lien Debt	1,224,063
Investments in Second Lien Debt	238,785	Discounted Cash Flow	Discount Rate	7.14%	15.27%	9.67%
	45,738	Consensus Pricing	Indicative Quotes	82.88	100.00	87.75
Total Second Lien Debt	284,523
Investments in Equity	33,877	Income Approach	Discount Rate	7.22%	12.80%	8.84%
		Market Approach	Comparable Multiple	6.99x	16.43x	10.50x
Total Equity Investments	33,877
Investment in Investment Fund
Mezzanine Loan	—	Collateral Analysis	Recovery Rate	100.00%	100.00%	100.00%
Subordinated Loan and Member's Interest	205,891	Discounted Cash Flow	Discount Rate	8.50%	8.50%	8.50%
		Discounted Cash Flow	Default Rate	3.00%	3.00%	3.00%
		Discounted Cash Flow	Recovery Rate	65.00%	65.00%	65.00%
Total Investments in Investment Fund	205,891
Total Level 3 Investments	$1,748,354
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
Financial instruments disclosed but not carried at fair value
The following table presents the carrying value and fair value of the Company’s secured borrowings and senior unsecured notes disclosed but not carried at fair value as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured borrowings	$365,060	$365,060	$347,949	$347,949
2019 Notes	115,000	116,250	115,000	116,250
2020 Notes	75,000	75,000	75,000	75,000
Total	$555,060	$556,310	$537,949	$539,199
The carrying values of the secured borrowings and Senior Notes approximate their respective fair values and are categorized as Level 3 within the hierarchy. Secured borrowings are valued generally using discounted cash flow analysis. The significant unobservable inputs used in the fair value measurement of the Company’s secured borrowings and senior unsecured notes are discount rates. Significant increases in discount rates would result in a significantly lower fair value measurement.
The following table represents the carrying values (before debt issuance costs) and fair values of the Company’s 2015-1R Notes disclosed but not carried at fair value as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Aaa/AAA Class A-1-1-R Notes	$234,800	$234,823	$234,800	$230,996
Aaa/AAA Class A-1-2-R Notes	50,000	50,005	50,000	49,645
Aaa/AAA Class A-1-3-R Notes	25,000	25,015	25,000	25,017
AA Class A-2-R Notes	66,000	66,000	66,000	64,895
A Class B Notes	46,400	46,400	46,400	45,291
BBB- Class C Notes	27,000	26,843	27,000	24,592
Total	$449,200	$449,086	$449,200	$440,436
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
4. RELATED PARTY TRANSACTIONS
Investment Advisory Agreement
On April 3, 2013, the Company’s Board of Directors, including a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the Investment Company Act (the “Independent Directors”), approved an investment advisory agreement (the “Original Investment Advisory Agreement”) between the Company and the Investment Adviser in accordance with, and on the basis of an evaluation satisfactory to such directors as required by, Section 15(c) of the Investment Company Act. The Original Investment Advisory Agreement was amended on September 15, 2017 and August 6, 2018 after receipt of requisite Board and stockholders' approvals, as applicable (as amended, the “Investment Advisory Agreement”). Unless terminated earlier, the Investment Advisory Agreement renews automatically for successive annual periods, provided that such continuance is specifically approved at least annually by the vote of the Company's Board of Directors and by the vote of a majority of the Independent Directors. On May 26, 2021, the Company’s Board of Directors, including a majority of the Independent Directors, approved the continuance of the Company’s Investment Advisory Agreement with the Adviser for an additional one year term. Pursuant to relief granted by the SEC in light of the COVID-19 pandemic (the "Order") and a determination by the Board of Directors that reliance on the order was appropriate due to circumstances related to the current or potential side-effects of COVID-19, the May 26 meeting was held by video- and telephone-conference. The Investment Advisory Agreement will automatically terminate in the event of an assignment and may be terminated by either party without penalty upon at least 60 days’ written notice to the other party. Subject to the overall supervision of the Board of Directors, the Adviser provides investment advisory services to the Company. For providing these services, the Adviser receives fees from the Company consisting of two components—a base management fee and an incentive fee.
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

Below is a summary of the base management fees and incentive fees incurred during the three month and six month periods ended June 30, 2021 and 2020.

	For the three month periods ended		For the six month periods ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Base management fees	$6,991	$7,065	$13,791	$14,451
Incentive fees on pre-incentive fee net investment income	4,420	4,667	8,677	9,753
Realized capital gains incentive fees	—	—	—	—
Accrued capital gains incentive fees	—	—	—	—
Total capital gains incentive fees	—	—	—	—
Total incentive fees	4,420	4,667	8,677	9,753
Total base management fees and incentive fees	$11,411	$11,732	$22,468	$24,204
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
As of June 30, 2021 and December 31, 2020, $11,391 and $11,549, respectively, was included in base management and incentive fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
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
Unless terminated earlier, the Administration Agreement will renew automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (i) the vote of the Board of Directors or by a majority vote of the outstanding voting securities of the Company and (ii) the vote of a majority of the Company’s Independent Directors. On May 26, 2021, the Company's Board of Directors, including a majority of the Independent Directors, approved the continuance of the Administration Agreement for a one-year period. The Administration Agreement may not be assigned by a party without the consent of the other party and may be terminated by either party without penalty upon at least 60 days’ written notice to the other party.
For the three month periods ended June 30, 2021 and 2020, the Company incurred $375 and $266, respectively, in fees under the Administration Agreement. For the six month periods ended June 30, 2021 and 2020, the Company incurred $657 and $372, respectively, in fees under the Administration Agreement. These fees are included in administrative service fees in the accompanying Consolidated Statements of Operations. As of June 30, 2021 and December 31, 2020, $373 and $85, respectively, was unpaid and included in administrative service fees payable in the accompanying Consolidated Statements of Assets and Liabilities.

Sub-Administration Agreements
On April 3, 2013, the Administrator entered into a sub-administration agreement with Carlyle Employee Co. (the “Carlyle Sub-Administration Agreement”). Pursuant to the Carlyle Sub-Administration Agreement, Carlyle Employee Co. provides the Administrator with access to personnel.
On April 3, 2013, the Administrator entered into a sub-administration agreement with State Street Bank and Trust Company (“State Street” and, such agreement, the “State Street Sub-Administration Agreement” and, together with the Carlyle Sub-Administration Agreement, the “Sub-Administration Agreements”). Unless terminated earlier, the State Street Sub-Administration Agreement will renew automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (i) the vote of the Board of Directors or by the vote of a majority of the outstanding voting securities of the Company and (ii) the vote of a majority of the Company’s Independent Directors. On May 26, 2021, the Company's Board of Directors, including a majority of the Independent Directors, approved the continuance of the State Street Sub-Administration Agreement for a one-year period. The State Street Sub-Administration Agreement may be terminated upon at least 60 days’ written notice and without penalty by the vote of a majority of the outstanding securities of the Company, or by the vote of the Board of Directors or by either party to the State Street Sub-Administration Agreement.
For the three month periods ended June 30, 2021 and 2020, the Company incurred $165 and $266, respectively, in fees under the State Street Sub-Administration Agreement. For the six month periods ended June 30, 2021 and 2020, the Company incurred $335 and $372, respectively, in fees under the Administration Agreement. These fees are included in other general and administrative expenses in the accompanying Consolidated Statements of Operations. As of June 30, 2021 and December 31, 2020, $669 and $334, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.
License Agreement
The Company has entered into a royalty free license agreement with CIM, which wholly owns our Adviser and is a wholly owned subsidiary of Carlyle, pursuant to which CIM has granted the Company a non-exclusive, revocable and non-transferable license to use the name and mark “Carlyle.”
Board of Directors
The Company’s Board of Directors currently consists of seven members, five of whom are Independent Directors. The Board of Directors has established an Audit Committee, a Pricing Committee, a Nominating and Governance Committee and a Compensation Committee, the members of each of which consist entirely of the Company’s Independent Directors. The Board of Directors may establish additional committees in the future. For the three month periods ended June 30, 2021 and 2020, the Company incurred $150 and $121, respectively, in fees and expenses associated with its Independent Directors' services on the Company's Board of Directors and its committees. For the six month periods ended June 30, 2021 and 2020, the Company incurred $266 and $217, respectively, in fees and expenses associated with its Independent Directors' services on the Company's Board of Directors and its committees. As of June 30, 2021 and December 31, 2020, $143 and $96, respectively, in fees or expenses associated with its Independent Directors were payable, and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.
Transactions with Investment Funds
For the three and six month periods ended June 30, 2021, the Company sold 2 and 3 investments, respectively, to Credit Fund for proceeds of $27,094 and $50,685, respectively, and realized gain (loss) of $459 and $687, respectively. For the three and six month periods ended June 30, 2020, the Company sold 3 and 4 investments, respectively, to Credit Fund for proceeds of $43,635 and $62,754, respectively, and realized gain (loss) of $(2,553) and $(2,289), respectively. See Note 5, Middle Market Credit Fund, LLC, for further information about Credit Fund. For the three and six month periods ended June 30, 2021, the Company sold 4 and 5 investments, respectively, to Credit Fund II for proceeds of $14,645 and $19,764, respectively, and realized gain (loss) of $69 and $81, respectively.
Cumulative Convertible Preferred Stock
On May 5, 2020, the Company issued and sold 2,000,000 shares of the Preferred Stock to an affiliate of Carlyle in a private placement at a price of $25 per share. For the three and six month periods ended June 30, 2021, the Company declared and paid a dividend on the Preferred Stock of $875 and $1,750, respectively. For the period from May 5, 2020 through June 30,

2020, the Company declared and paid a dividend on the Preferred Stock of $554. See Note 10, Net Assets, for further information about the Preferred Stock.
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
Together with Credit Partners, the Company co-invests through Credit Fund. Investment opportunities for Credit Fund are sourced primarily by the Company and its affiliates. Portfolio and investment decisions with respect to Credit Fund must be unanimously approved by a quorum of Credit Fund’s investment committee consisting of an equal number of representatives of the Company and Credit Partners. Therefore, although the Company owns more than 25% of the voting securities of Credit Fund, the Company does not believe that it has control over Credit Fund (other than for purposes of the Investment Company Act). Middle Market Credit Fund SPV, LLC (the “Credit Fund Sub”), MMCF CLO 2017-1 LLC (the “2017-1 Issuer”), MMCF CLO 2019-2, LLC (the "2019-2 Issuer", formerly known as MMCF Warehouse, LLC (the "Credit Fund Warehouse")) and MMCF Warehouse II, LLC (the "Credit Fund Warehouse II"), each a Delaware limited liability company, were formed on April 5, 2016, October 6, 2017, November 26, 2018 and August 16, 2019, respectively. Credit Fund Sub, the 2017-1 Issuer, the 2019-2 Issuer and Credit Fund Warehouse II are wholly owned subsidiaries of Credit Fund and are consolidated in Credit Fund’s consolidated financial statements commencing from the date of their respective formations. In December 2020, the 2017-1 Notes, as defined below, were redeemed in full and notes outstanding were repaid in full. Credit Fund Sub, the 2019-2 Issuer and Credit Fund Warehouse II primarily invest in first lien loans of middle market companies. Credit Fund and its wholly owned subsidiaries follow the same Internal Risk Rating System as the Company. Refer to "Debt" below for discussions regarding the credit facilities entered into and then notes issued by such wholly-owned subsidiaries.
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

Selected Financial Data
Since inception of Credit Fund and through June 30, 2021 and December 31, 2020, the Company and Credit Partners each made capital contributions of $1 and $1 in members’ equity, respectively, and $216,000 and $216,000 in subordinated loans, respectively, to Credit Fund. On May 25, 2021, the Company and Credit Partners received a return of capital of $46,000, of which the Company received $23,000. Below is certain summarized consolidated financial information for Credit Fund as of June 30, 2021 and December 31, 2020.

	As of
	June 30, 2021	December 31, 2020
	(unaudited)
Selected Consolidated Balance Sheet Information
ASSETS
Investments, at fair value (amortized cost of $1,107,222 and $1,080,538, respectively)	$1,097,258	$1,056,381
Cash, cash equivalents and restricted cash (1)	61,112	119,796
Other assets	10,722	7,553
Total assets	$1,169,092	$1,183,730
LIABILITIES AND MEMBERS’ EQUITY
Secured borrowings	$597,284	$514,261
Notes payable, net of unamortized debt issuance costs of $1,463 and $1,559, respectively	154,358	253,933
Other liabilities	48,888	15,543
Subordinated loans and members’ equity (2)	368,562	399,993
Liabilities and members’ equity	$1,169,092	$1,183,730
(1) As of June 30, 2021 and December 31, 2020, $19,099 and $83,574, respectively, of Credit Fund's cash and cash equivalents was restricted.
(2) As of June 30, 2021 and December 31, 2020, the fair value of Company's ownership interest in the subordinated loans and members’ equity was $181,343 and $205,891, respectively.

	For the three month periods ended		For the six month periods ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(unaudited)		(unaudited)
Selected Consolidated Statement of Operations Information:
Total investment income	$17,722	$19,821	$33,827	$41,413
Expenses
Interest and credit facility expenses	5,321	9,552	10,736	23,479
Other expenses	554	590	1,022	1,093
Total expenses	5,875	10,142	11,758	24,572
Net investment income (loss)	11,847	9,679	22,069	16,841
Net realized gain (loss) on investments	(115)	—	(1,693)	—
Net change in unrealized appreciation (depreciation) on investments	695	44,828	14,193	(41,465)
Net increase (decrease) resulting from operations	$12,427	$54,507	$34,569	$(24,624)

Below is a summary of Credit Fund’s portfolio, followed by a listing of the loans in Credit Fund’s portfolio as of June 30, 2021 and December 31, 2020:

	As of
	June 30, 2021	December 31, 2020
Senior secured loans (1)	$1,111,965	$1,084,491
Weighted average yields of senior secured loans based on amortized cost (2)	6.09%	6.03%
Weighted average yields of senior secured loans based on fair value (2)	6.12%	6.15%
Number of portfolio companies in Credit Fund	53	54
Average amount per portfolio company (1)	$20,980	$20,083
Number of loans on non-accrual status	—	—
Fair value of loans on non-accrual status	$—	$—
Percentage of portfolio at floating interest rates (3)(4)	97.6%	97.7%
Percentage of portfolio at fixed interest rates (4)	2.4%	2.3%
Fair value of loans with PIK provisions	$26,602	$24,113
Percentage of portfolio with PIK provisions (4)	2.4%	2.3%
(1)At par/principal amount.
(2)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of June 30, 2021 and December 31, 2020. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount ("OID") and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.
(3)Floating rate debt investments are generally subject to interest rate floors.
(4)Percentages based on fair value.

Consolidated Schedule of Investments as of June 30, 2021
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
First Lien Debt (97.8% of fair value)
ACR Group Borrower, LLC	^+	(2)(3)(6)	Aerospace & Defense	L + 4.50%	5.50%	3/31/2028	$34,650	$34,041	$34,020
Acrisure, LLC	\#	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 3.50%	3.60%	2/15/2027	25,505	25,479	25,207
Alpha Packaging Holdings, Inc.	+\	(2)(3)	Containers, Packaging & Glass	L + 6.00%	7.00%	5/12/2022	15,867	15,866	15,866
AmeriLife Holdings LLC	#	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 4.00%	4.10%	3/18/2027	9,902	9,881	9,902
Analogic Corporation	^+	(2)(3)(6)	Capital Equipment	L + 5.25%	6.25%	6/22/2024	18,762	18,745	18,575
Anchor Packaging, Inc.	+#	(2)(3)	Containers, Packaging & Glass	L + 4.00%	4.10%	7/18/2026	24,597	24,501	24,597
API Technologies Corp.	+\	(2)(3)	Aerospace & Defense	L + 4.25%	4.35%	5/9/2026	14,700	14,644	14,556
Aptean, Inc.	^+#	(2)(3)	Software	L + 4.25%	4.35%	4/23/2026	12,219	12,170	12,132
Astra Acquisition Corp.	+#	(2)(3)	Software	L + 4.75%	5.50%	2/28/2027	28,711	28,347	28,343
Avalign Technologies, Inc.	+\	(2)(3)	Healthcare & Pharmaceuticals	L + 4.50%	4.65%	12/22/2025	14,517	14,417	14,419
Avenu Holdings, LLC	+	(2)(3)	Sovereign & Public Finance	L + 5.25%	6.25%	9/28/2024	23,470	23,470	23,470
Big Ass Fans, LLC	+\#	(2)(3)	Capital Equipment	L + 3.75%	4.75%	5/21/2024	13,694	13,648	13,698
BK Medical Holding Company, Inc.	^+	(2)(3)(6)	Healthcare & Pharmaceuticals	L + 5.25%	6.25%	6/22/2024	24,043	23,859	23,950
Chemical Computing Group ULC (Canada)	^+	(2)(3)(7)(6)	Software	L + 4.50%	5.50%	8/30/2024	13,983	13,426	13,849
Chudy Group, LLC	^+	(2)(3)(6)	Healthcare & Pharmaceuticals	L + 5.75%	6.75%	6/30/2027	33,103	32,503	32,503
Clearent Newco, LLC	^+	(2)(3)(6)	High Tech Industries	L + 6.50%	7.50%	3/20/2025	4,059	4,059	4,059
Clearent Newco, LLC	+\	(2)(3)	High Tech Industries	L + 5.50%	6.50%	3/20/2025	29,360	29,138	29,360
DBI Holding LLC	^		Transportation: Cargo	14.00% PIK	14.00%	3/26/2023	2,538	2,538	2,538
Diligent Corporation	^+	(2)(3)(6)	Telecommunications	L + 6.25%	7.25%	8/4/2025	8,639	8,386	8,836
Divisions Holding Corporation	+	(2)(3)	Business Services	L + 4.75%	5.50%	5/27/2028	25,000	24,752	24,750
DTI Holdco, Inc.	+\	(2)(3)	High Tech Industries	L + 4.75%	5.75%	9/30/2023	18,592	18,525	17,863
Eliassen Group, LLC	+\	(2)(3)	Business Services	L + 4.25%	4.35%	11/5/2024	9,939	9,905	9,890
EPS Nass Parent, Inc.	^+	(2)(3)(6)	Utilities: Electric	L + 5.75%	6.75%	4/19/2028	31,356	30,634	30,761
EvolveIP, LLC	^+	(2)(3)(6)	Telecommunications	L + 5.75%	6.75%	6/7/2023	19,700	19,667	19,700
Exactech, Inc.	+\#	(2)(3)	Healthcare & Pharmaceuticals	L + 3.75%	4.75%	2/14/2025	21,418	21,318	21,107
Excel Fitness Holdings, Inc.	+#	(2)(3)	Hotel, Gaming & Leisure	L + 5.25%	6.25%	10/7/2025	24,625	24,441	23,867
Frontline Technologies Holdings, LLC	+	(2)(3)	Software	L + 5.75%	6.75%	9/18/2023	14,812	14,231	14,945
Golden West Packaging Group LLC	+\	(2)(3)	Containers, Packaging & Glass	L + 5.25%	6.25%	6/20/2023	27,305	27,218	27,273
HMT Holding Inc.	^+\	(2)(3)(6)	Energy: Oil & Gas	L + 5.00%	6.00%	11/17/2023	32,653	32,351	32,047
Integrity Marketing Acquisition, LLC	+	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 6.25%	7.25%	8/27/2025	11,929	11,822	11,750
Jensen Hughes, Inc.	+\	(2)(3)(6)	Utilities: Electric	L + 4.50%	5.50%	3/22/2024	35,950	35,873	35,314
K2 Insurance Services, LLC	+	(2)(3)(6)	Banking, Finance, Insurance & Real Estate	L + 5.00%	6.00%	7/1/2024	12,994	12,994	12,955
KAMC Holdings, Inc.	+#	(2)(3)	Energy: Electricity	L + 4.00%	4.14%	8/14/2026	13,755	13,703	13,205
KBP Investments, LLC	^+	(2)(3)(6)	Beverage, Food & Tobacco	L + 5.00%	5.75%	5/25/2027	19,277	18,830	18,778
Marco Technologies, LLC	+\	(2)(3)	Media: Advertising, Printing & Publishing	L + 4.00%	5.00%	10/30/2023	7,333	7,315	7,333

Consolidated Schedule of Investments as of June 30, 2021
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
Mold-Rite Plastics, LLC	+\	(2)(3)	Chemicals, Plastics & Rubber	L + 4.25%	5.25%	6/14/2022	$14,445	$14,436	$14,445
Newport Group Holdings II, Inc.	+\#	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 3.50%	3.65%	9/13/2025	23,355	23,184	23,341
Odyssey Logistics & Technology Corp.	+\#	(2)(3)	Transportation: Cargo	L + 4.00%	5.00%	10/12/2024	25,016	24,946	24,779
Output Services Group	^+\	(2)(3)	Media: Advertising, Printing & Publishing	L + 4.50%	5.50%	3/27/2024	19,322	19,288	16,423
Premise Health Holding Corp.	+\#	(2)(3)	Healthcare & Pharmaceuticals	L + 3.50%	3.70%	7/10/2025	13,515	13,473	13,476
Propel Insurance Agency, LLC	^+\	(2)(3)(6)	Banking, Finance, Insurance & Real Estate	L + 5.00%	6.00%	6/1/2024	43,409	42,944	42,934
Q Holding Company	+\#	(2)(3)	Automotive	L + 5.00%	6.00%	12/31/2023	21,625	21,509	21,221
QW Holding Corporation	^+	(2)(3)(6)	Environmental Industries	L + 6.25%	7.25%	8/31/2024	13,631	13,377	12,989
Radiology Partners, Inc.	+\#	(2)(3)	Healthcare & Pharmaceuticals	L + 4.25%	4.33%	7/9/2025	27,686	27,592	27,664
RevSpring Inc.	+\#	(2)(3)	Media: Advertising, Printing & Publishing	L + 4.00%	4.15%	10/11/2025	29,299	29,133	29,197
Situs Group Holdings Corporation	+\	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 4.75%	4.85%	6/28/2025	14,706	14,624	14,597
Striper Buyer, LLC	+	(2)(3)	Containers, Packaging & Glass	L + 5.50%	6.25%	12/30/2026	14,925	14,783	14,925
T2 Systems, Inc.	^+	(2)(3)(6)	Transportation: Consumer	L + 6.75%	7.75%	9/28/2022	28,969	28,700	28,969
Turbo Buyer, Inc.	+	(2)(3)(6)	Automotive	L + 6.00%	7.00%	12/2/2025	14,031	14,031	13,732
U.S. TelePacific Holdings Corp.	+\	(2)(3)	Telecommunications	L + 6.00%	7.00%	5/2/2023	6,660	6,637	6,157
VRC Companies, LLC	^+	(2)(3)	Business Services	L + 5.50%	6.25%	6/29/2027	25,000	24,550	24,550
Water Holdings Acquisition LLC	^+	(2)(3)(6)	Utilities: Water	L + 5.25%	6.25%	12/18/2026	29,280	28,547	28,845
Welocalize, Inc.	+	(2)(3)(6)	Business Services	L + 4.75%	5.75%	12/23/2024	35,500	35,121	35,052
WRE Holding Corp.	^+	(2)(3)(6)	Environmental Industries	L + 5.50%	6.50%	1/3/2023	8,570	8,547	8,480
First Lien Debt Total								$1,078,119	$1,073,194
Second Lien Debt (2.2% of fair value)
DBI Holding, LLC	^		Transportation: Cargo	10.00% PIK	10.00%	2/1/2026	$24,064	$23,739	$24,064
Second Lien Debt Total								$23,739	$24,064
Equity Investments (0.0% of fair value)
DBI Holding, LLC	^		Transportation: Cargo				2,961	$—	$—
DBI Holding, LLC	^		Transportation: Cargo				13,996	5,364	—
Equity Investments Total								$5,364	$—
Total Investments								$1,107,222	$1,097,258

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
(1)Unless otherwise indicated, issuers of investments held by Credit Fund are domiciled in the United States. As of June 30, 2021, the geographical composition of investments as a percentage of fair value was 1.3% in Canada and 98.7% in the United States. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, Credit

Fund has indicated the reference rate used and provided the spread and the interest rate in effect as of June 30, 2021. As of June 30, 2021, the reference rates for Credit Fund’s variable rate loans were the 30-day LIBOR at 0.10%, the 90-day LIBOR at 0.15% and the 180-day LIBOR at 0.16%.
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
(6)As of June 30, 2021, Credit Fund and Credit Fund Sub had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

First Lien Debt – unfunded delayed draw and revolving term loans commitments	Type	Unused Fee	Par/ Principal Amount	Fair Value
ACR Group Borrower, LLC	Revolver	0.38%	$7,350	$(110)
Analogic Corporation	Revolver	0.50	1,975	(18)
BK Medical Holding Company, Inc.	Revolver	0.50	2,609	(9)
Chemical Computing Group ULC (Canada)	Revolver	0.50	873	(8)
Chudy Group, LLC	Delayed Draw	1.00	5,517	(83)
Chudy Group, LLC	Revolver	0.50	1,379	(21)
Clearent Newco, LLC	Delayed Draw	1.00	2,543	—
Diligent Corporation	Revolver	0.50	703	12
Diligent Corporation	Delayed Draw	1.00	2,109	36
EPS Nass Parent, Inc.	Revolver	0.50	2,508	(40)
EPS Nass Parent, Inc.	Delayed Draw	1.00	3,136	(50)
EvolveIP, LLC	Delayed Draw	1.00	1,904	—
EvolveIP, LLC	Revolver	0.50	1,680	—
HMT Holding Inc.	Revolver	0.50	6,173	(96)
Jensen Hughes, Inc.	Revolver	0.50	409	(7)
Jensen Hughes, Inc.	Delayed Draw	1.00	544	(9)
K2 Insurance Services, LLC	Revolver	0.50	1,170	(3)
K2 Insurance Services, LLC	Delayed Draw	1.00	803	(2)
KBP Investments, LLC	Delayed Draw	1.00	20,190	(252)
KBP Investments, LLC	Delayed Draw	1.00	503	(6)
Propel Insurance Agency, LLC	Revolver	0.50	2,381	(24)
Propel Insurance Agency, LLC	Delayed Draw	1.00	1,733	(17)
QW Holding Corporation	Delayed Draw	1.00	9,338	(219)
QW Holding Corporation	Revolver	0.50	4,344	(102)
T2 Systems, Inc.	Revolver	0.50	1,955	—
Turbo Buyer, Inc.	Revolver	0.50	933	(19)
Water Holdings Acquisition LLC	Revolver	0.50	5,263	(57)
Water Holdings Acquisition LLC	Delayed Draw	1.00	5,326	(58)
Welocalize, Inc.	Revolver	0.50	2,250	(25)
Welocalize, Inc.	Revolver	0.50	2,250	(25)
WRE Holding Corp.	Delayed Draw	1.00	563	(5)
WRE Holding Corp.	Revolver	0.50	609	(6)
Total unfunded commitments			$101,023	$(1,223)

Consolidated Schedule of Investments as of December 31, 2020
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
First Lien Debt (97.5% of fair value)
Acrisure, LLC	\#	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 3.50%	3.65%	2/15/2027	$25,634	$25,606	$25,104
Alku, LLC	+#	(2)(3)	Business Services	L + 5.50%	5.75%	7/29/2026	23,666	23,466	23,512
Alpha Packaging Holdings, Inc.	+\	(2)(3)	Containers, Packaging & Glass	L + 6.00%	7.00%	11/12/2021	16,378	16,378	16,378
AmeriLife Holdings LLC	#	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 4.00%	4.15%	3/18/2027	9,951	9,929	9,802
Analogic Corporation	^+	(2)(3)(6)	Capital Equipment	L + 5.25%	6.25%	6/22/2024	18,857	18,837	18,857
Anchor Packaging, Inc.	+#	(2)(3)	Containers, Packaging & Glass	L + 4.00%	4.15%	7/18/2026	24,723	24,617	24,656
API Technologies Corp.	+\	(2)(3)	Aerospace & Defense	L + 4.25%	4.49%	5/9/2026	14,775	14,713	13,999
Aptean, Inc.	+\	(2)(3)	Software	L + 4.25%	4.40%	4/23/2026	12,281	12,227	12,077
AQA Acquisition Holding, Inc.	+\	(2)(3)(6)	High Tech Industries	L + 4.25%	5.25%	5/24/2023	18,759	18,752	18,757
Astra Acquisition Corp.	+#	(2)(3)	Software	L + 5.50%	6.50%	3/1/2027	28,783	28,392	28,783
Avalign Technologies, Inc.	+\	(2)(3)	Healthcare & Pharmaceuticals	L + 4.50%	4.73%	12/22/2025	14,592	14,481	14,334
Big Ass Fans, LLC	+\#	(2)(3)	Capital Equipment	L + 3.75%	4.75%	5/21/2024	13,766	13,714	13,766
BK Medical Holding Company, Inc.	^+	(2)(3)(6)	Healthcare & Pharmaceuticals	L + 5.25%	6.25%	6/22/2024	24,165	23,951	22,363
Chemical Computing Group ULC (Canada)	^+	(2)(3)(6)	Software	L + 5.00%	6.00%	8/30/2023	14,055	13,378	14,055
Clarity Telecom LLC.	+		Media: Broadcasting & Subscription	L + 4.25%	4.40%	8/30/2026	14,813	14,773	14,813
Clearent Newco, LLC	^	(2)(3)(6)	High Tech Industries	L + 6.50%	7.50%	3/20/2025	4,079	4,079	3,907
Clearent Newco, LLC	^+\	(2)(3)	High Tech Industries	L + 5.50%	6.50%	3/20/2025	29,486	29,236	28,722
DecoPac, Inc.	^+\	(2)(3)(6)	Non-durable Consumer Goods	L + 4.25%	5.25%	9/29/2024	12,336	12,253	12,318
Diligent Corporation	^+	(2)(3)(6)	Telecommunications	L + 6.25%	7.25%	8/4/2025	8,683	8,411	8,819
DTI Holdco, Inc.	^+\	(2)(3)	High Tech Industries	L + 4.75%	5.75%	9/30/2023	18,690	18,642	16,655
Eliassen Group, LLC	+\	(2)(3)	Business Services	L + 4.25%	4.40%	11/5/2024	7,543	7,516	7,483
EvolveIP, LLC	^+	(2)(3)(6)	Telecommunications	L + 5.75%	6.75%	6/7/2023	19,800	19,759	19,775
Exactech, Inc.	+\#	(2)(3)	Healthcare & Pharmaceuticals	L + 3.75%	4.75%	2/14/2025	21,528	21,416	20,422
Excel Fitness Holdings, Inc.	+#	(2)(3)	Hotel, Gaming & Leisure	L + 5.25%	6.25%	10/7/2025	24,750	24,546	22,780
Frontline Technologies Holdings, LLC	+	(2)(3)	Software	L + 5.75%	6.75%	9/18/2023	14,886	14,198	14,589
Golden West Packaging Group LLC	+\	(2)(3)	Containers, Packaging & Glass	L + 5.25%	6.25%	6/20/2023	29,012	28,896	28,974
HMT Holding Inc.	+\	(2)(3)(6)	Energy: Oil & Gas	L + 5.00%	6.00%	11/17/2023	32,821	32,458	30,984
Integrity Marketing Acquisition, LLC	^+	(2)(3)(6)	Banking, Finance, Insurance & Real Estate	L + 6.25%	7.25%	8/27/2025	7,836	7,701	7,956
Jensen Hughes, Inc.	+\	(2)(3)(6)	Utilities: Electric	L + 4.50%	5.50%	3/22/2024	34,584	34,489	33,424
KAMC Holdings, Inc.	+#	(2)(3)	Energy: Electricity	L + 4.00%	4.23%	8/14/2026	13,825	13,768	12,531
KBP Investments, LLC	^+	(2)(3)(6)	Beverage, Food & Tobacco	L + 5.00%	6.00%	5/15/2023	9,292	9,059	9,350
Marco Technologies, LLC	^+\	(2)(3)(6)	Media: Advertising, Printing & Publishing	L + 4.00%	5.00%	10/30/2023	7,332	7,293	7,332
Mold-Rite Plastics, LLC	+\	(2)(3)	Chemicals, Plastics & Rubber	L + 4.25%	5.25%	12/14/2021	$14,520	$14,501	$14,520
Newport Group Holdings II, Inc.	+\#	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 3.50%	3.75%	9/13/2025	23,475	23,285	23,405
Odyssey Logistics & Technology Corp.	+\#	(2)(3)	Transportation: Cargo	L + 4.00%	5.00%	10/12/2024	38,897	38,773	37,766

Consolidated Schedule of Investments as of December 31, 2020
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
Output Services Group	^+\	(2)(3)	Media: Advertising, Printing & Publishing	L + 4.50%	5.50%	3/27/2024	19,421	19,382	14,178
Pasternack Enterprises, Inc.	+\	(2)(3)	Capital Equipment	L + 4.00%	5.00%	7/2/2025	$22,524	$22,513	$22,218
Pharmalogic Holdings Corp.	+\	(2)(3)	Healthcare & Pharmaceuticals	L + 4.00%	5.00%	6/11/2023	11,205	11,189	11,158
Premise Health Holding Corp.	+\#	(2)(3)	Healthcare & Pharmaceuticals	L + 3.50%	3.75%	7/10/2025	13,584	13,538	13,503
Propel Insurance Agency, LLC	^+\	(2)(3)(6)	Banking, Finance, Insurance & Real Estate	L + 5.00%	6.00%	6/1/2024	38,134	37,662	37,716
Q Holding Company	+\#	(2)(3)	Automotive	L + 5.00%	6.00%	12/31/2023	21,735	21,604	20,229
QW Holding Corporation	+	(2)(3)(6)	Environmental Industries	L + 6.25%	7.25%	8/31/2022	11,566	11,465	10,727
Radiology Partners, Inc.	+\#	(2)(3)	Healthcare & Pharmaceuticals	L + 4.25%	4.81%	7/9/2025	27,686	27,581	27,193
RevSpring Inc.	+\#	(2)(3)	Media: Advertising, Printing & Publishing	L + 4.25%	4.40%	10/11/2025	29,449	29,265	29,199
Situs Group Holdings Corporation	+\	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 4.75%	5.75%	6/28/2025	14,781	14,689	14,636
T2 Systems, Inc.	^+	(2)(3)(6)	Transportation: Consumer	L + 6.75%	7.75%	9/28/2022	29,119	28,743	29,118
The Original Cakerie, Ltd. (Canada)	+\	(2)(3)(6)	Beverage, Food & Tobacco	L + 4.50%	5.50%	7/20/2022	6,295	6,281	6,289
The Original Cakerie, Ltd. (Canada)	+	(2)(3)	Beverage, Food & Tobacco	L + 5.00%	6.00%	7/20/2022	8,837	8,815	8,829
Thoughtworks, Inc.	\#	(2)(3)	Business Services	L + 3.75%	4.75%	10/11/2024	11,704	11,683	11,704
U.S. Acute Care Solutions, LLC	+\	(2)(3)	Healthcare & Pharmaceuticals	L + 6.00%	7.00%	5/15/2021	31,211	31,184	29,104
U.S. TelePacific Holdings Corp.	+\	(2)(3)	Telecommunications	L + 5.50%	6.50%	5/2/2023	26,660	26,585	23,984
VRC Companies, LLC	+	(2)(3)(6)	Business Services	L + 6.50%	7.50%	3/31/2023	30,582	29,464	30,582
Water Holdings Acquisition LLC	^+	(2)(3)(6)	Utilities: Water	L + 5.25%	6.25%	12/18/2026	26,316	25,520	25,516
Welocalize, Inc.	+	(2)(3)(6)	Business Services	L + 4.50%	5.50%	12/23/2023	22,629	22,414	22,584
WRE Holding Corp.	^+	(2)(3)(6)	Environmental Industries	L + 5.25%	6.25%	1/3/2023	8,367	8,336	8,252
First Lien Debt Total								$1,051,406	$1,029,687
Second Lien Debt (2.3% of fair value)
DBI Holding, LLC	^	(2)	Transportation: Cargo	9.00% PIK	9.00%	2/1/2026	$24,113	$23,768	$24,113
Second Lien Debt Total								$23,768	$24,113
Equity Investments (0.2%of fair value)
DBI Holding, LLC	^		Transportation: Cargo				2,961	$—	$—
DBI Holding, LLC	^		Transportation: Cargo				13,996	5,364	2,581
Equity Investments Total								$5,364	$2,581
Total Investments								$1,080,538	$1,056,381

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
Debt
Credit Fund Facilities
The Credit Fund, Credit Fund Sub and Credit Fund Warehouse II are party to separate credit facilities as described below. As of June 30, 2021 and December 31, 2020, Credit Fund, Credit Fund Sub and Credit Fund Warehouse II were in compliance with all covenants and other requirements of their respective credit facility agreements.

Below is a summary of the borrowings and repayments under the credit facilities for the three month and six month periods ended 2021 and 2020, and the outstanding balances under the credit facilities for the respective periods.

	Credit Fund Facility		Credit Fund Sub Facility		Credit Fund Warehouse II Facility
	2021	2020	2021	2020	2021	2020
Three Month Periods Ended June 30,
Outstanding balance, beginning of period	$—	$—	$363,121	$367,006	$83,180	$95,415
Borrowings	—	—	162,500	43,000	8,000	13,579
Repayments	—	—	(10,500)	(57,000)	(9,017)	—
Outstanding balance, end of period	$—	$—	$515,121	$353,006	$82,163	$108,994

Six Month Periods Ended June 30,
Outstanding Borrowing, beginning of period	$—	$93,000	$420,859	$343,506	$93,402	$97,571
Borrowings	—	63,500	225,500	100,000	8,000	33,373
Repayments	—	(156,500)	(131,238)	(90,500)	(19,239)	(21,950)
Outstanding balance, end of period	$—	$—	$515,121	$353,006	$82,163	$108,994
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
2017-1 Notes
On December 19, 2017, Credit Fund completed the 2017-1 Debt Securitization. The notes offered in the 2017-1 Debt Securitization (the “2017-1 Notes”) were issued by the 2017-1 Issuer, a wholly owned and consolidated subsidiary of Credit Fund, and are secured by a diversified portfolio of the 2017-1 Issuer consisting primarily of first and second lien senior secured loans. The 2017-1 Debt Securitization was executed through a private placement of the 2017-1 Notes, consisting of:
•$231,700 of Aaa/AAA Class A-1 Notes, which bore interest at the three-month LIBOR plus 1.17%;
•$48,300 of Aa2/AA Class A-2 Notes, which bore interest at the three-month LIBOR plus 1.50%;
•$15,000 of A2/A Class B-1 Notes, which bore interest at the three-month LIBOR plus 2.25%;
•$9,000 of A2/A Class B-2 Notes which bore interest at 4.30%;
•$22,900 of Baa2/BBB Class C Notes which bore interest at the three-month LIBOR plus 3.20%; and
•$25,100 of Ba2/BB Class D Notes which bore interest at the three-month LIBOR plus 6.38%.
The 2017-1 Notes were scheduled to mature on January 15, 2028. Credit Fund received 100% of the preferred interests issued by the 2017-1 Issuer (the “2017-1 Issuer Preferred Interests”) on the closing date of the 2017-1 Debt Securitization in exchange for Credit Fund’s contribution to the 2017-1 Issuer of the initial closing date loan portfolio. The 2017-1 Issuer Preferred Interests did not bear interest and had a nominal value of $47,900 at closing.
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
As of June 30, 2021 and December 31, 2020, the outstanding balance of the 2019-2 Notes was 156,140,862 and 255,832,457, respectively. As of June 30, 2021 and December 31, 2020, the 2019-2 Issuer was in compliance with all covenants and other requirements of the indenture.
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
Credit Fund II is expected to make only limited new investments in senior secured loans of middle market companies. Portfolio and investment decisions with respect to Credit Fund II must be unanimously approved by a quorum of Credit Fund II’s board members consisting of at least one of the Company's representatives and one of CCLF's representatives. Therefore, although the Company owns more than 25% of the voting securities of Credit Fund II, the Company does not believe that it has control over Credit Fund II (other than for purposes of the Investment Company Act).
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
Credit Fund II Senior Notes
On November 3, 2020, Credit Fund II Sub closed on the Credit Fund II Senior Notes (the “Credit Fund II Senior Notes”) with lenders. The Credit Fund II Senior Notes provides for secured borrowings totaling $157,500 with two tranches, A-1 and A-2 outstanding. The facility is secured by a first lien security interest in substantially all of the portfolio investments held by Credit Fund II Sub. The maturity date of the Credit Fund II Senior Notes is November 3, 2030. Amounts issued for the Class A-1 notes (the "A-1 Notes") totaled $147,500 and bear interest at a rate of LIBOR plus 2.70%, and amounts issued for the Class A-2 notes (the "A-2 Notes") totaled $10,000 and bear interest at LIBOR plus 3.20%. The A-1 Notes were rated AAA, and the A-2 Notes were rated AA by DBRS Morningstar. The terms of the Credit Fund II Senior Notes provide that as loans pay down, up to $50,000 is available from principal proceeds for reinvestment, and then the investment principal proceeds are used to directly pay down the principal balance on the Credit Fund II Senior Notes. As of June 30, 2021 and December 31, 2020, Credit Fund II Sub was in compliance with all covenants and other requirements of its respective credit agreements.
Selected Financial Data
Since inception of Credit Fund II and through June 30, 2021, the Company and CCLF made capital contributions of $78,096 and $12,709 in members’ equity, respectively, to Credit Fund II. Below is certain summarized consolidated information for Credit Fund II as of June 30, 2021 and December 31, 2020.

	As of
	June 30, 2021	December 31, 2020
ASSETS
Investments, at fair value (amortized cost of $242,728 and $245,312, respectively)	$244,554	$246,421
Cash, cash equivalents and restricted cash (1)	12,755	1,385
Other assets	2,532	3,436
Total assets	$259,841	$251,242
LIABILITIES AND MEMBERS’ EQUITY
Notes payable, net of unamortized debt issuance costs of $839 and $875, respectively	$156,661	$156,625
Other liabilities	9,938	2,675
Total members' equity (2)	93,242	91,942
Total liabilities and members’ equity	$259,841	$251,242
(1) As of June 30, 2021 and December 31, 2020, all of Credit Fund II's cash and cash equivalents was restricted.
(2) As of June 30, 2021 and December 31, 2020, the fair value of Company's ownership interest in the members' equity was $78,441 and $77,395, respectively.

	For the three month period ended	For the six month period ended
	June 30, 2021	June 30, 2021
	(unaudited)	(unaudited)
Selected Consolidated Statement of Operations Information:
Total investment income	$4,804	9,367
Expenses
Interest and credit facility expenses	1,197	2,398
Other expenses	190	381
Total expenses	1,387	2,779
Net investment income (loss)	3,417	6,588
Net realized gain (loss) on investments	—	—
Net change in unrealized appreciation (depreciation) on investments	218	712
Net increase (decrease) resulting from operations	$3,635	7,300

Below is a summary of Credit Fund II’s portfolio, followed by a listing of the loans in Credit Fund II’s portfolio as of June 30, 2021 and December 31, 2020:

	As of
	June 30, 2021	December 31, 2020
Senior secured loans (1)	$245,218	$248,172
Weighted average yields of senior secured loans based on amortized cost (2)	7.41%	7.32%
Weighted average yields of senior secured loans based on fair value (2)	7.35%	7.29%
Number of portfolio companies in Credit Fund II	40	44
Average amount per portfolio company (1)	$6,130	$5,640
Percentage of portfolio at floating interest rates (3) (4)	99.0%	99.1%
Percentage of portfolio at fixed interest rates (4)	1.0%	0.9%
Fair value of loans with PIK provisions	$17,453	$8,856
Percentage of portfolio with PIK provisions (4)	7.1%	3.6%
(1)At par/principal amount.
(2)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of June 30, 2021 and December 31, 2020. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.
(3)Floating rate debt investments are generally subject to interest rate floors.
(4)Percentages based on fair value.

Consolidated Schedule of Investments as of June 30, 2021
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
First Lien Debt (88.2% of fair value)
Airnov, Inc.	^	(2)(3)	Containers, Packaging & Glass	L + 5.25%	6.25%	12/19/2025	$6,237	$6,219	$6,237
Alpine SG, LLC	^	(2)(3)	High Tech Industries	L + 5.75%	6.75%	11/16/2022	4,411	4,395	4,366
American Physician Partners, LLC	^	(2)(3)	Healthcare & Pharmaceuticals	L + 6.75%, 1.50% PIK	9.25%	12/21/2021	8,532	8,510	8,463
AMS Group HoldCo, LLC	^	(2)(3)	Transportation: Cargo	L + 6.00%	7.00%	9/29/2023	7,650	7,583	7,650
Apptio, Inc.	^	(2)(3)	Software	L + 7.25%	8.25%	1/10/2025	5,357	5,286	5,397
Aurora Lux FinCo S.Á.R.L. (Luxembourg)	^	(2)(3)	Software	L + 6.00%	7.00%	12/24/2026	4,378	4,288	3,949
Avenu Holdings, LLC	^	(2)(3)	Sovereign & Public Finance	L + 5.25%	6.25%	9/28/2024	992	984	992
BMS Holdings III Corp.	^	(2)(3)	Construction & Building	L + 5.25%	6.25%	9/30/2026	3,291	3,227	3,291
Captive Resources Midco, LLC	^	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 5.75%	6.75%	5/31/2025	8,267	8,170	8,268
Chartis Holding, LLC	^	(2)(3)	Business Services	L + 5.50%	6.50%	5/1/2025	3,475	3,454	3,475
Comar Holding Company, LLC	^	(2)(3)	Containers, Packaging & Glass	L + 5.50%	6.50%	6/18/2024	8,755	8,662	8,755
Cority Software Inc. (Canada)	^	(2)(3)	Software	L + 5.00%	6.00%	7/2/2026	8,756	8,623	8,756
Ethos Veterinary Health LLC	^	(2)(3)	Consumer Services	L + 4.75%	4.85%	5/15/2026	8,158	8,098	8,137
EvolveIP, LLC	^	(2)(3)	Telecommunications	L + 5.75%	6.75%	6/7/2023	8,755	8,742	8,755
K2 Insurance Services, LLC	^	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 5.00%	6.00%	7/1/2024	6,876	6,790	6,858
Kaseya, Inc.	^	(2)(3)	High Tech Industries	L + 4.00%, 3.00% PIK	8.00%	5/2/2025	8,955	8,835	8,990

Consolidated Schedule of Investments as of June 30, 2021
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
Mailgun Technologies, Inc.	^	(2)(3)	High Tech Industries	L + 5.00%	6.00%	3/26/2025	$8,435	$8,318	$8,415
National Technical Systems, Inc.	^	(2)(3)	Aerospace & Defense	L + 5.50%	6.50%	6/12/2023	8,778	8,760	8,807
NMI AcquisitionCo, Inc.	^	(2)(3)	High Tech Industries	L + 5.50%	6.50%	9/6/2023	8,754	8,706	8,802
Paramit Corporation	^	(2)(3)	Capital Equipment	L + 4.50%	5.50%	5/3/2025	1,000	993	1,000
PPC Flexible Packaging, LLC	^	(2)(3)	Containers, Packaging & Glass	L + 5.75%	6.75%	11/23/2024	4,377	4,340	4,377
Redwood Services Group, LLC	^	(2)(3)	High Tech Industries	L + 6.00%	7.00%	6/6/2023	3,283	3,267	3,267
Reladyne, Inc.	^	(2)(3)	Wholesale	L + 5.00%	6.00%	7/22/2022	6,467	6,431	6,403
Riveron Acquisition Holdings, Inc.	^	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 5.75%	6.75%	5/22/2025	8,215	8,102	8,215
RSC Acquisition, Inc.	^	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 5.50%	6.50%	11/1/2026	8,444	8,309	8,528
Smile Doctors, LLC	^	(2)(3)	Healthcare & Pharmaceuticals	L + 6.00%	7.00%	10/6/2022	6,476	6,475	6,476
Superior Health Linens, LLC	^	(2)(3)	Business Services	L + 6.50%	7.50%	9/30/2021	6,974	6,967	6,974
T2 Systems, Inc.	^	(2)(3)	Transportation: Consumer	L + 6.75%	7.75%	9/28/2022	8,753	8,691	8,753
TCFI Aevex LLC	^	(2)(3)	Aerospace & Defense	L + 6.00%	7.00%	3/18/2026	1,710	1,682	1,679
TSB Purchaser, Inc.	^	(2)(3)	Media: Advertising, Printing & Publishing	L + 6.00%	7.00%	5/14/2024	8,754	8,636	8,738
Turbo Buyer, Inc.	^	(2)(3)	Automotive	L + 6.00%	7.00%	12/2/2025	8,132	7,975	7,970
US INFRA SVCS Buyer, LLC	^	(2)(3)	Environmental Industries	L + 6.00%	7.00%	4/13/2026	3,283	3,229	3,195
Zemax Software Holdings, LLC	^	(2)(3)	Software	L + 5.75%	6.75%	6/25/2024	4,376	4,344	4,333
Zenith Merger Sub, Inc.	^	(2)(3)	Business Services	L + 5.25%	6.25%	12/13/2023	7,403	7,379	7,403
First Lien Debt Total								$214,470	$215,674
Second Lien Debt (11.8% of fair value)
AI Convoy S.A.R.L (United Kingdom)	^	(2)(3)	Aerospace & Defense	L + 8.25%	9.25%	1/17/2028	$5,514	$5,407	$5,720
AQA Acquisition Holdings, Inc.	^	(2)(3)	High Tech Industries	L + 7.50%	8.00%	3/3/2029	$5,000	$4,875	$4,875
Quartz Holding Company	^	(2)(3)	Software	L + 8.00%	8.09%	4/2/2027	4,852	4,776	4,852
Tank Holding Corp.	^	(2)(3)	Capital Equipment	L + 8.25%	8.45%	3/26/2027	5,514	5,441	5,567
Ultimate Baked Goods MIDCO, LLC	^	(2)(3)	Beverage, Food & Tobacco	L + 8.00%	9.00%	8/9/2026	5,514	5,434	5,514
World 50, Inc.	^	(6)	Business Services	11.50%	11.50%	1/9/2027	2,365	2,325	2,352
Second Lien Debt Total								$28,258	$28,880
Total Investments								$242,728	$244,554
^ Denotes that all or a portion of the assets are owned by Credit Fund II Sub. Credit Fund II Sub has entered into the Credit Fund II Sub Notes. The lenders of the Credit Fund II Sub Notes have a first lien security interest in substantially all of the assets of Credit Fund II Sub. Accordingly, such assets are not available to creditors of Credit Fund II.
(1)    Unless otherwise indicated, issuers of investments held by Credit Fund II are domiciled in the United States. As of June 30, 2021, the geographical composition of investments as a percentage of fair value was 3.6% in Canada, 1.6% in Luxembourg, 2.3% in the United Kingdom and 92.5% in the United States. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, Credit Fund II has indicated the reference rate used and provided the spread and the interest rate in effect as of June 30, 2021. As of June 30, 2021, the reference rates for Credit Fund II's variable rate loans were the 30-day LIBOR at 0.10%, the 90-day LIBOR at 0.15% and the 180-day LIBOR at 0.16%.
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
7. BORROWINGS
The Company is party to the Credit Facility and, until its termination on December 11, 2020, the SPV was party to the SPV Credit Facility as described below. In accordance with the Investment Company Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 150% after such borrowing. For the purposes of the asset coverage ratio under the Investment Company Act, the Preferred Stock, as defined in Note 1, is considered a senior security and is included in the denominator of the calculation. As of June 30, 2021 and December 31, 2020, asset coverage was 182.98% and 182.09%, respectively.

Below is a summary of the borrowings and repayments under the Facilities for the three month and six month periods ended June 30, 2021 and 2020, and the outstanding balances under the Facilities for the respective periods.

	For the three month periods ended		For the six month periods ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Outstanding Borrowing, beginning of period	$309,397	$701,609	$347,949	$616,543
Borrowings	139,193	30,792	179,479	257,292
Repayments	(83,500)	(258,041)	(162,500)	(397,484)
Foreign currency translation	(30)	26	132	(1,965)
Outstanding balance, end of period	$365,060	$474,386	$365,060	$474,386
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
Subject to certain exceptions, the Credit Facility is secured by a first lien security interest in substantially all of the portfolio investments held by the Company. The Credit Facility includes customary covenants, including certain financial covenants related to asset coverage, shareholders’ equity and liquidity, certain limitations on the incurrence of additional indebtedness and liens, and other maintenance covenants, as well as usual and customary events of default for senior secured revolving credit facilities of this nature. As of June 30, 2021 and December 31, 2020, the Company was in compliance with all covenants and other requirements of its credit facility agreements.

Summary of Borrowings
The Credit Facility consisted of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Credit Facility	$688,000	$365,060	$322,940	$322,878
Total	$688,000	$365,060	$322,940	$322,878

	December 31, 2020
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Credit Facility	$688,000	$347,949	$340,051	$207,365
Total	$688,000	$347,949	$340,051	$207,365
(1)The unused portion is the amount upon which commitment fees are based.
(2)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.

For the three month and six month periods ended June 30, 2021 and 2020, the components of interest expense and credit facility fees were as follows:

	For the three month periods ended		For the six month periods ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Interest expense	$2,138	$4,206	$4,171	$10,579
Facility unused commitment fee	314	409	642	727
Amortization of deferred financing costs	191	351	382	595
Other fees	—	27	—	56
Total interest expense and credit facility fees	$2,643	$4,993	$5,195	$11,957
Cash paid for interest expense	$2,379	$4,984	$4,364	$11,672

Average principal debt outstanding	$355,860	$585,336	$348,151	$628,800
Weighted average interest rate	2.38%	2.84%	2.38%	3.33%
As of June 30, 2021 and December 31, 2020, the components of interest and credit facilities payable were as follows:

	As of
	June 30, 2021	December 31, 2020
Interest expense payable	$232	$119
Unused commitment fees payable	4	4
Other credit facility fees payable	—	14
Interest and credit facilities payable	$236	$137

Weighted average interest rate (based on floating LIBOR rates)	2.37%	2.59%

8. NOTES PAYABLE
Senior Notes
On December 30, 2019, the Company closed a private offering of $115.0 million in aggregate principal amount of 4.750% Senior Unsecured Notes due December 31, 2024. Interest is payable quarterly, beginning March 31, 2020. On December 11, 2020, the Company issued an additional $75.0 million aggregate principal amount of senior unsecured notes due December 31, 2024. The 2020 Notes bear interest at an interest rate of 4.500% and the interest is payable quarterly, beginning December 31, 2020.

The interest rate on the Senior Notes is subject to increase (up to an additional 1.00% over the stated rate of such notes) in the event that, subject to certain exceptions, the Senior Notes cease to have an investment grade rating. The Company is obligated to offer to repay the notes at par if certain change in control events occur. The Senior Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. Interest expense on the Senior Notes for the three month periods ended June 30, 2021 and 2020 was $2,210 and $1,366, respectively. Interest expense on the Senior Notes for the six month periods ended June 30, 2021 and 2020 was $4,419 and $2,716, respectively.
The note purchase agreement for the Senior Notes contains customary terms and conditions for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a business development company within the meaning of the Investment Company Act and a regulated investment company under the Code, minimum asset coverage ratio and interest coverage ratio, and prohibitions on certain fundamental changes at the Company or any subsidiary guarantor, as well as customary events of default with customary cure and notice, including, without limitation, nonpayment, breach of covenant, material breach of representation or warranty under the note purchase agreement, cross-acceleration under other indebtedness of the Company or certain significant subsidiaries, certain judgments and orders, and certain events of bankruptcy. As of June 30, 2021, the Company was in compliance with these terms and conditions.

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
The Investment Adviser serves as collateral manager to the 2015-1 Issuer under a collateral management agreement (the “Collateral Management Agreement”). Pursuant to the Collateral Management Agreement, the 2015-1 Issuer pays management fees (comprised of base management fees, subordinated management fees and incentive management fees) to the Investment Adviser for rendering collateral management services. As per the Collateral Management Agreement, for the period the Company retains all of the 2015-1 Issuer Preferred Interests, the Investment Adviser does not earn management fees for providing such collateral management services. The Company currently retains all of the 2015-1 Issuer Preferred Interests, thus the Investment Adviser did not earn any management fees from the 2015-1 Issuer for the three and six month periods ended June 30, 2021 and 2020. Any such waived fees may not be recaptured by the Investment Adviser.
Pursuant to an undertaking by the Company in connection with the 2015-1 Debt Securitization Refinancing, the Company has agreed to hold on an ongoing basis the 2015-1 Issuer Preferred Interests with an aggregate dollar purchase price at least equal to 5% of the aggregate outstanding amount of all collateral obligations by the 2015-1 Issuer for so long as any securities of the 2015-1 Issuer remain outstanding. As of June 30, 2021, the Company was in compliance with its undertaking.
The 2015-1 Issuer pays ongoing administrative expenses to the trustee, independent accountants, legal counsel, rating agencies and independent managers in connection with developing and maintaining reports, and providing required services in connection with the administration of the 2015-1 Issuer.
As of June 30, 2021, the 2015-1R Notes were secured by 63 first lien and second lien senior secured loans with a total fair value of approximately $532,559 and cash of $25,434. The pool of loans in the securitization must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture governing the 2015-1R Notes.
For the six month periods ended June 30, 2021 and 2020, the effective annualized weighted average interest rates, which include amortization of debt issuance costs on the 2015-1R Notes, were 2.38% and 3.41%, respectively, based on floating LIBOR rates. As of June 30, 2021 and December 31, 2020 the weighted average interest rates were 2.32% and 2.42% respectively, based on floating LIBOR rates.

For the for the three and six month periods ended June 30, 2021 and 2020, the components of interest expense on the 2015-1R Notes were as follows:

	For the three month periods ended		For the six month periods ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Interest expense	$2,646	$3,810	$5,317	$8,203
Amortization of deferred financing costs	61	61	123	123
Total interest expense and credit facility fees	$2,707	$3,871	$5,440	$8,326
Cash paid for interest expense	$2,671	$4,365	$5,391	$8,959

As of June 30, 2021 and December 31, 2020, $2,227 and $2,302, respectively, of interest expense was included in interest and credit facility fees payable.
9. COMMMITMENTS AND CONTINGENCIES
A summary of significant contractual payment obligations was as follows as of June 30, 2021 and December 31, 2020:

Payment Due by Period	June 30, 2021	December 31, 2020
Less than one year	$—	$—
1-3 years	—	—
3-5 years	555,060	537,949
More than 5 years	449,200	449,200
Total	$1,004,260	$987,149
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of June 30, 2021 and December 31, 2020 for any such exposure.
We have in the past, currently are and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments.
The Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par Value as of
	June 30, 2021	December 31, 2020
Unfunded delayed draw commitments	$105,221	$73,292
Unfunded revolving loan commitments	71,186	76,216
Total unfunded commitments	$176,407	$149,508

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
    The Preferred Stock is convertible, in whole or in part, at the option of the holder of the Preferred Stock into the number of shares of common stock equal to the Liquidation Preference plus any accumulated but unpaid dividends, divided by an initial conversion price of $9.50, subject to certain adjustments to prevent dilution as set forth in the Company's Articles Supplementary. The conversion price as of June 30, 2021 was $9.49. At any time after May 5, 2023, the Company, with the approval of the Board of Directors, including a majority of the Independent Directors, will have the option to redeem all of the Preferred Stock for cash consideration equal to the Liquidation Preference plus any accumulated but unpaid dividends. The holders of the Preferred Stock will have the right to convert all or a portion of their shares of Preferred Stock prior to the date fixed for such redemption. At any time after May 5, 2027, the holders of the Preferred Stock will have the option to require the Company to redeem any or all of the then-outstanding Preferred Stock upon 90 days’ notice. The form of consideration used in any such redemption is at the option of the Board of Directors, including a majority of the Independent Directors, and may be cash consideration equal to the Liquidation Preference plus any accumulated but unpaid dividends, or shares of common stock. Holders also have the right to redeem the Preferred Stock upon a Change in Control (as defined in the Article Supplementary).
The following table summarizes the Company’s dividends declared on its preferred stock during the prior year and the current fiscal year to-date. Unless otherwise noted, dividends were declared and paid, or are payable, in cash.

Date Declared	Record Date	Payment Date	Per Share Amount
June 30, 2020	June 30, 2020	September 30, 2020	$0.277
September 30, 2020	September 30, 2020	September 30, 2020	0.423
December 31, 2020	December 31, 2020	December 31, 2020	0.438
Total			$1.138
March 31, 2021	March 31, 2021	March 31, 2021	0.438
June 30, 2021	June 30, 2021	June 30, 2021	0.438
Total			$0.876
Company Stock Repurchase Program
On November 2, 2020, the Company's Board of Directors approved the continuation of the Company's common stock repurchase program (the "Company Stock Repurchase Program") until November 5, 2021, or until the approved dollar amount has been used to repurchase shares of common stock, as well as the expansion of the repurchase authorization to $150 million in the aggregate of the Company's outstanding common stock. This program may be suspended, extended, modified or discontinued by the Company at any time, subject to applicable law. The Company's Stock Repurchase Program was originally approved by the Company's Board of Directors on November 5, 2018 and announced on November 6, 2018. Since the inception of the Company Stock Repurchase Program through June 30, 2021, the Company has repurchased 8,358,344 shares of the Company's common stock at an average cost of $13.23 per share, or $110,575 in the aggregate, resulting in accretion to net assets per share of $0.46.

Changes in Net Assets
For the three and six month periods ended June 30, 2021, the Company repurchased and extinguished 598,947 and 1,109,994 shares, respectively, for $8,157 and $13,727, respectively. The following tables summarize capital activity for the three and six month periods ended June 30, 2021:

	Preferred Stock		Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount	Shares	Amount
Balance, April 1, 2021	2,000,000	$50,000	54,809,262	$548	$1,075,871	$(1,633)	$14,070	$(138,542)	$(89,794)	$910,520
Repurchase of common stock	—	—	(598,947)	(6)	(8,151)	—	—	—	—	(8,157)
Net investment income (loss)	—	—	—	—	—	—	21,637	—	—	21,637
Net realized gain (loss)	—	—	—	—	—	—	—	1,889	—	1,889
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	—	—	—	19,342	19,342
Dividends declared on common stock and preferred stock	—	—	—	—	—	—	(20,400)	—	—	(20,400)
Balance, June 30, 2021	2,000,000	$50,000	54,210,315	$542	$1,067,720	$(1,633)	$15,307	$(136,653)	$(70,452)	$924,831

	Preferred Stock		Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss) on Investments	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount	Shares	Amount
Balance, January 1, 2021	2,000,000	$50,000	55,320,309	$553	$1,081,436	$(1,633)	$14,568	$(140,133)	$(103,428)	$901,363
Repurchase of common stock	—	—	(1,109,994)	(11)	(13,716)	—	—	—	—	(13,727)
Issuance of Preferred Stock	—	—	—	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	—	—	—	42,316	—	—	42,316
Net realized gain (loss)	—	—	—	—	—	—	—	3,480	—	3,480
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	—	—	—	32,976	32,976
Dividends declared on common stock and preferred stock	—	—	—	—	—	—	(41,577)	—	—	(41,577)
Balance, June 30, 2021	2,000,000	$50,000	54,210,315	$542	$1,067,720	$(1,633)	$15,307	$(136,653)	$(70,452)	$924,831

For the three and six month periods ended June 30, 2020, the Company repurchased and extinguished 0 and 1,455,195 shares, respectively, for $0 and $16,003, respectively. The following tables summarize capital activity for the three and six month periods ended June 30, 2020:

	Preferred Stock		Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount	Shares	Amount
Balance, April 1, 2020	—	$—	56,308,616	$563	$1,093,250	$(1,633)	$13,506	$(84,501)	$(222,651)	$798,534
Issuance of Preferred Stock	2,000,000	50,000	—	—	—	—	—	—	—	50,000
Net investment income (loss)	—	—	—	—	—	—	21,692	—	—	21,692
Net realized gain (loss)	—	—	—	—	—	—	—	(47,149)	—	(47,149)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	—	—	—	81,615	81,615
Dividends declared	—	—	—	—	—	—	(21,388)	—	—	(21,388)
Balance, June 30, 2020	2,000,000	$50,000	56,308,616	$563	$1,093,250	$(1,633)	$13,810	$(131,650)	$(141,036)	$883,304

	Preferred Stock		Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount	Shares	Amount
Balance, January 1, 2020	—	$—	57,763,811	$578	$1,109,238	$(1,633)	$10,368	$(82,654)	$(79,426)	$956,471
Repurchase of common stock	—	—	(1,455,195)	(15)	(15,988)	—	—	—	—	(16,003)
Issuance of Preferred Stock	2,000,000	50,000	—	—	—	—	—	—	—	50,000
Net investment income (loss)	—	—	—	—	—	—	45,664	—	—	45,664
Net realized gain (loss) on investments	—	—	—	—	—	—	—	(48,996)	—	(48,996)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	—	—	—	(61,610)	(61,610)
Dividends declared	—	—	—	—	—	—	(42,222)	—	—	(42,222)
Balance, June 30, 2020	2,000,000	$50,000	56,308,616	$563	$1,093,250	$(1,633)	$13,810	$(131,650)	$(141,036)	$883,304
Earnings Per Share
The Company calculates earnings per share in accordance with ASC 260. Basic earnings per share is calculated by dividing the net increase (decrease) in net assets resulting from operations, less preferred dividends, by the weighted average number of common shares outstanding. Diluted earnings per share gives effect to all dilutive potential common shares outstanding using the if-converted method for the convertible Preferred Stock. Diluted earnings per share excludes all dilutive potential common shares if their effect is anti-dilutive. Basic and diluted earnings per common share were as follows:

	For the three month period ended June 30, 2021		For the six month period ended June 30, 2021
	Basic	Diluted	Basic	Diluted
Net increase (decrease) in net assets resulting from operations attributable to Common Stockholders	$41,993	$42,868	$77,022	$78,772
Weighted-average common shares outstanding	54,537,840	59,805,142	54,787,041	60,054,343
Basic and diluted earnings per share	$0.77	$0.72	$1.41	$1.31

	For the three month period ended June 30, 2020		For the six month period ended June 30, 2020
	Basic	Diluted	Basic	Diluted
Net increase (decrease) in net assets resulting from operations attributable to Common Stockholders	$55,604	$56,158	$(65,496)	$(65,496)
Weighted-average common shares outstanding	56,308,616	59,547,482	56,710,405	56,710,405
Basic and diluted earnings per share	$0.99	$0.94	$(1.15)	$(1.15)
Common Stock Dividends
The following table summarizes the Company’s dividends declared on its common stock during the two most recent fiscal years and the current fiscal year to-date:

Date Declared	Record Date	Payment Date	Per Common Share Amount
February 22, 2019	March 29, 2019	April 17, 2019	$0.37
May 6, 2019	June 28, 2019	July 17, 2019	$0.37
June 17, 2019	June 28, 2019	July 17, 2019	$0.08	(1)
August 5, 2019	September 30, 2019	October 17, 2019	$0.37
November 4, 2019	December 31, 2019	January 17, 2020	$0.37
December 12, 2019	December 31, 2019	January 17, 2020	$0.18	(1)
February 24, 2020	March 31, 2020	April 17, 2020	$0.37
May 4, 2020	June 30, 2020	July 17, 2020	$0.37
August 3, 2020	September 30, 2020	October 16, 2020	$0.32	(2)
August 3, 2020	September 30, 2020	October 16, 2020	$0.05	(1)
November 2, 2020	December 31, 2020	January 15, 2021	$0.32
November 2, 2020	December 31, 2020	January 15, 2021	$0.04	(1)
February 22, 2021	March 31, 2021	April 16, 2021	$0.32
February 22, 2021	March 31, 2021	April 16, 2021	$0.05	(1)
May 3, 2021	June 30, 2021	July 15, 2021	$0.32
May 3, 2021	June 30, 2021	July 15, 2021	$0.04	(1)
(1)Represents a special/supplemental dividend.
(2)The Company updated its dividend policy such that the base dividend is $0.32 per share of common stock, effective with the third quarter 2020 dividend.

11. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of consolidated financial highlights for the six month periods ended June 30, 2021 and 2020:

	For the six month periods ended
	June 30, 2021	June 30, 2020
Per Common Share Data:
Net asset value per common share, beginning of period	$15.39	$16.56
Net investment income (loss) (1)	0.74	0.80
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	0.67	(1.96)
Net increase (decrease) in net assets resulting from operations	1.41	(1.16)
Dividends declared (2)	(0.73)	(0.74)
Other	0.02	—
Accretion due to share repurchases	0.05	0.14
Net asset value per common share, end of period	$16.14	$14.80
Market price per common share, end of period	$13.21	$8.57

Number of common shares outstanding, end of period	54,210,315	56,308,616
Total return based on net asset value (3)	9.62%	(6.16)%
Total return based on market price (4)	35.87%	(30.42)%
Net assets attributable to Common Stockholders, end of period	$874,831	$833,304
Ratio to average net assets attributable to Common Stockholders(5):
Expenses before incentive fees	3.77%	4.72%
Expenses after incentive fees	4.78%	5.86%
Net investment income (loss)	4.91%	5.33%
Interest expense and credit facility fees	1.75%	2.69%
Ratios/Supplemental Data:
Asset coverage, end of period	182.98%	176.55%
Portfolio turnover	19.29%	19.08%
Weighted-average shares outstanding	54,787,041	56,710,405
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

12. LITIGATION
The Company may become party to certain lawsuits in the ordinary course of business. The Company does not believe that the outcome of current matters, if any, will materially impact the Company or its consolidated financial statements. As of June 30, 2021 and December 31, 2020, the Company was not subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company.

In addition, portfolio investments of the Company could be the subject of litigation or regulatory investigations in the ordinary course of business. The Company does not believe that the outcome of any current contingent liabilities of its portfolio investments, if any, will materially affect the Company or these consolidated financial statements.

13. TAX
The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of June 30, 2021 and December 31, 2020.
In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. As of June 30, 2021 and December 31, 2020, the Company had filed tax returns and therefore is subject to examination.
The Company’s taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate. The estimated tax character of dividends declared on preferred stock and common stock for six month periods ended June 30, 2021 and 2020 was as follows:

	For the six month periods ended
	June 30, 2021	June 30, 2020
Ordinary income	$41,577	$42,222
Tax return of capital	$—	$—
14. SUBSEQUENT EVENTS
Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed below and elsewhere in the consolidated financial statements.
On August 2, 2021, the Board of Directors declared a base quarterly common dividend of $0.32 plus a supplemental common dividend of $0.06, which are payable on October 15, 2021 to common stockholders of record on September 30, 2021.

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
PORTFOLIO AND INVESTMENT ACTIVITY
Below is a summary of certain characteristics of our investment portfolio as of June 30, 2021 and December 31, 2020.

	As of
	June 30, 2021	December 31, 2020
Fair value of investments	$1,872,311	$1,825,749
Count of investments	161	160
Count of portfolio companies / investment funds	118	117
Count of industries	27	27
Percentage of total investment fair value:
First lien debt	66.5%	67.0%
Second lien debt	16.7%	15.6%
Total secured debt	83.2%	82.6%
Investment Funds	13.9%	15.5%
Equity investments	2.9%	1.9%

Percentage of debt investment fair value:
Floating rate (1)	99.1%	99.1%
Fixed interest rate	0.9%	0.9%
(1) Primarily subject to interest rate floors.

Our investment activity for the three month periods ended June 30, 2021 and 2020 is presented below (information presented herein is at amortized cost unless otherwise indicated):

	For the three month periods ended
	June 30, 2021	June 30, 2020
Investments:
Total investments, beginning of period	$1,924,992	$2,247,327
New investments purchased	212,977	61,595
Net accretion of discount on investments	2,003	1,473
Net realized gain (loss) on investments	1,945	(47,784)
Investments sold or repaid	(205,589)	(214,262)
Total Investments, end of period	$1,936,328	$2,048,349
Principal amount of investments funded:
First Lien Debt	$183,647	$62,194
Second Lien Debt	12,378	368
Equity Investments	19,401	518
Investment Funds	—	—
Total	$215,426	$63,080
Principal amount of investments sold or repaid:
First Lien Debt	$(172,259)	$(261,200)
Second Lien Debt	(5,865)	(3,000)
Equity Investments	(1,500)	—
Investment Funds	(23,000)	—
Total	$(202,624)	$(264,200)
Number of new funded investments	10	5
Average amount of new funded investments	$12,819	$8,656
Percentage of new funded debt investments at floating interest rates	100%	100%
Percentage of new funded debt investments at fixed interest rates	—%	—%
As of June 30, 2021 and December 31, 2020, investments consisted of the following:

	June 30, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt	$1,301,004	$1,246,018	$1,298,154	$1,224,063
Second Lien Debt	314,632	313,130	297,962	284,523
Equity Investments	49,596	53,379	32,754	33,877
Investment Funds	271,096	259,784	294,096	283,286
Total	$1,936,328	$1,872,311	$1,922,966	$1,825,749

The weighted average yields (1) for our first and second lien debt, based on the amortized cost and fair value as of June 30, 2021 and December 31, 2020, were as follows:

	June 30, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt	7.41%	7.73%	7.21%	7.65%
Second Lien Debt	9.07%	9.11%	9.15%	9.59%
First and Second Lien Debt Total	7.73%	8.01%	7.57%	8.01%

(1)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of June 30, 2021 and December 31, 2020. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount "OID") and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.
Total weighted average yields (which includes the effect of accretion of discount and amortization of premiums) of our first and second lien debt investments as measured on an amortized cost basis increased from 7.57% to 7.73% from December 31, 2020 to June 30, 2021.
The following table summarizes the fair value of our performing and non-accrual/non-performing investments as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
	Fair Value	Percentage	Fair Value	Percentage
Performing	$1,810,620	96.7%	$1,767,613	96.8%
Non-accrual (1)	61,691	3.3	58,136	3.2
Total	$1,872,311	100.0%	$1,825,749	100.0%

(1)For information regarding our non-accrual policy, see Note 2 to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
See the Consolidated Schedules of Investments as of June 30, 2021 and December 31, 2020 in our consolidated financial statements in Part I, Item 1 of this Form 10-Q for more information on these investments, including a list of companies and type and amount of investments.
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

Our Investment Adviser monitors and, when appropriate, changes the investment ratings assigned to each debt investment in our portfolio. Our Investment Adviser reviews our investment ratings in connection with our quarterly valuation process. The below table summarizes the Internal Risk Ratings as of June 30, 2021 and December 31, 2020.

	June 30, 2021		December 31, 2020
	Fair Value	% of Fair Value	Fair Value	% of Fair Value
(dollar amounts in millions)
Internal Risk Rating 1	$6.0	0.4%	$19.1	1.3%
Internal Risk Rating 2	1,157.7	74.2	1,047.5	69.4
Internal Risk Rating 3	333.7	21.4	361.1	23.9
Internal Risk Rating 4	26.5	1.7	48.2	3.2
Internal Risk Rating 5	35.2	2.3	32.8	2.2
Total	$1,559.1	100.0%	$1,508.6	100.0%

As of June 30, 2021 and December 31, 2020, the weighted average Internal Risk Rating of our debt investment portfolio was 2.3 and 2.4, respectively. As of June 30, 2021, five of our debt investments, with an aggregate fair value of $61.7 million were assigned an Internal Risk Rating of 4-5.  As of December 31, 2020, six of our debt investments, with an aggregate fair value of $80.9 million were assigned an Internal Risk Rating of 4-5. As of June 30, 2021 and December 31, 2020, five and five of our debt investments were on non-accrual status, respectively. Our debt investments non-accrual status had a fair value of $61.7 million and $58.1 million, respectively, which represented approximately 3.3% and 3.2%, respectively, of our total investments at fair value as of June 30, 2021 and December 31, 2020. The remaining first and second lien debt investments were performing and current on their interest payments as of June 30, 2021 and December 31, 2020.

CONSOLIDATED RESULTS OF OPERATIONS
For the three month and six month periods ended June 30, 2021 and 2020
The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and losses and net change in unrealized appreciation and depreciation. As a result, quarterly comparisons may not be meaningful.
Investment Income
Investment income for the three month and six month periods ended June 30, 2021 and 2020 was as follows:

	For the three month periods ended		For the six month periods ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Investment income
First Lien Debt	$27,598	$31,821	$53,182	$67,471
Second Lien Debt	6,829	7,604	13,529	15,730
Equity Investments	741	333	1,777	518
Investment Funds	7,488	5,500	15,016	12,049
Cash	—	17	—	52
Total investment income	$42,656	$45,275	$83,504	$95,820
The decrease in investment income for the three and six month periods ended June 30, 2021 from the comparable periods in 2020 was primarily driven by a lower average loan balance. As of June 30, 2021, the size of our portfolio decreased to $1,936,328 from $2,048,349 as of June 30, 2020, at amortized cost. As of June 30, 2021, the weighted average yield of our first and second lien debt investments increased to 7.73% from 7.34% as of June 30, 2020 on amortized cost, primarily due to new fundings being originated at a higher weighted average yield than the yield of positions being repaid.
Interest income on our first and second lien debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of June 30, 2021 and 2020, five and six first lien debt investments, respectively, were on non-accrual status. Non-accrual investments had a fair value of $61,691 and $71,308 respectively, which represented approximately 3.3% and 3.7% of total investments at fair value, respectively, as of June 30, 2021 and 2020. The remaining first and second lien debt investments were performing and current on their interest payments as of June 30, 2021 and 2020.

For the three month periods ended June 30, 2021 and 2020, the Company earned $2,407 and $3,547, respectively, in other income. For the six month periods ended June 30, 2021 and 2020, the Company earned $3,877 and $5,891, respectively, in other income. The decrease in other income for the three and six month periods ended June 30, 2021 from the comparable period in 2020 was primarily driven by lower prepayment and underwriting fees.
For the three month periods ended June 30, 2021 and 2020, the Company earned $7,488 and $5,500, respectively, in dividend and interest income from the Investment Funds. For the six month periods ended June 30, 2021 and 2020, the Company earned $15,016 and $12,049, respectively, in dividend and interest income from the Investment Funds. The increase for the three and six month periods ended June 30, 2021 from the comparable periods in 2020 was driven by the formation of Credit Fund II during the fourth quarter of 2020 and by a higher dividend from Credit Fund, partially offset by a decrease in interest income on the Mezzanine Loan to Credit Fund.
Net investment income (loss) for the three month and six month periods ended June 30, 2021 and 2020 was as follows:

	For the three month periods ended		For the six month periods ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Total investment income	$42,656	$45,275	$83,504	$95,820
Net expenses (including excise tax expense)	(21,019)	(23,583)	(41,188)	(50,156)
Net investment income (loss)	$21,637	$21,692	$42,316	$45,664
Expenses

	For the three month periods ended		For the six month periods ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Base management fees	$6,991	$7,065	$13,791	$14,451
Incentive fees	4,420	4,667	8,677	9,753
Professional fees	917	678	1,608	1,345
Administrative service fees	375	266	657	372
Interest expense	7,055	9,443	14,030	21,622
Credit facility fees	505	788	1,024	1,378
Directors’ fees and expenses	150	121	266	217
Other general and administrative	467	455	872	866
Excise tax expense	139	100	263	152
Expenses	$21,019	$23,583	$41,188	$50,156

Interest expense and credit facility fees for the three month and six month periods ended June 30, 2021 and 2020 comprised the following:

	For the three month periods ended		For the six month periods ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Interest expense	$7,055	$9,443	$14,030	$21,622
Facility unused commitment fee	314	409	642	727
Amortization of deferred financing costs	191	352	382	595
Other fees	—	27	—	56
Total interest expense and credit facility fees	$7,560	$10,231	$15,054	$23,000
Cash paid for interest expense	$7,259	$10,700	$14,174	$23,347

Average principal debt outstanding	$995,060	$1,149,536	$987,351	$1,193,000
Weighted average interest rate	2.80%	3.25%	2.80%	3.57%
The decrease in interest expense for the three and six month periods ended June 30, 2021 compared to the comparable periods in 2020 was primarily driven by lower average principal balances outstanding and lower LIBOR.

Below is a summary of the base management fees and incentive fees incurred during the three month and six month periods ended June 30, 2021 and 2020.

	For the three month periods ended		For the six month periods ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Base management fees	$6,991	$7,065	$13,791	$14,451
Incentive fees on pre-incentive fee net investment income	4,420	4,667	8,677	9,753
Realized capital gains incentive fees	—	—	—	—
Accrued capital gains incentive fees	—	—	—	—
Total capital gains incentive fees	—	—	—	—
Total incentive fees	4,420	4,667	8,677	9,753
Total base management fees and incentive fees	$11,411	$11,732	$22,468	$24,204
The decrease in base management fees and incentive fees related to pre-incentive fee net investment income for the three month and six month periods ended June 30, 2021 from the comparable periods in 2020 was driven by lower investment fair value and lower pre-incentive fee net investment income, respectively.
For the three month and six month periods ended June 30, 2021 and 2020, there were no accrued capital gains incentive fees based upon the cumulative net realized and unrealized appreciation (depreciation) as of June 30, 2021 and 2020. The accrual for any capital gains incentive fee under accounting principles generally accepted in the United States (“U.S. GAAP”) in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. See Note 4 to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q for more information on the incentive and base management fees.
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
Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) on Investments
During the three month and six month periods ended June 30, 2021, we had realized gains on 8 and 16 investments, respectively, totaling approximately $1,965 and $3,638, respectively, which was offset by realized losses on 2 and 2 investments, respectively, totaling approximately $20 and $20, respectively. During the three month and six month periods ended June 30, 2020, we had realized gains on 2 and 6 investments, respectively, totaling approximately $130 and $757, respectively, which was offset by realized losses on 14 and 17 investments, respectively, totaling approximately $47,914 and $50,238, respectively. During the three month and six month periods ended June 30, 2021, we had unrealized appreciation on 90 and 105 investments, respectively, totaling approximately $24,334 and $44,000, respectively, which was offset by unrealized depreciation on 66 and 60 investments, respectively, totaling approximately $5,046 and $10,853, respectively. During the three month and six month periods ended June 30, 2020, we had unrealized appreciation on 105 and 35 investments, respectively, totaling approximately $102,766 and $44,593, respectively, which was offset by unrealized depreciation on 33 and 116 investments, respectively, totaling approximately $20,510 and $107,900, respectively.
Net realized gain (loss) and net change in unrealized appreciation (depreciation) by the type of investments for the three month and six month periods ended June 30, 2021 and 2020 were as follows:

	For the three month periods ended		For the six month periods ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net realized gain (loss) on investments	$1,945	$(47,784)	$3,618	$(49,481)
Net change in unrealized appreciation (depreciation) on investments	19,288	82,256	33,147	(63,307)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	$21,233	$34,472	$36,765	$(112,788)

Net realized gain (loss) and net change in unrealized appreciation (depreciation) by the type of investments for the three month and six month periods ended June 30, 2021 and 2020 were as follows:

	For the three month periods ended				For the six month periods ended
	June 30, 2021		June 30, 2020		June 30, 2021		June 30, 2020
Type	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)
First Lien Debt	$636	$8,556	$(47,571)	$57,212	$1,628	$19,106	$(49,625)	$(33,447)
Second Lien Debt	(16)	7,224	(213)	6,008	(16)	11,937	(213)	(28,026)
Equity Investments	1,325	1,406	—	1,907	2,006	2,660	357	(1)
Investment Funds	—	1,648	—	17,129	—	(1,548)	—	(1,833)
Total	$1,945	$18,834	$(47,784)	$82,256	$3,618	$32,155	$(49,481)	$(63,307)
Net change in unrealized appreciation in our investments for the three and six month periods ended June 30, 2021 improved compared to the comparable periods in 2020 primarily due to tightening market yields and improving credit fundamentals in 2021, compared to higher market yields in 2020 related to the COVID-19 pandemic. Net change in unrealized appreciation (depreciation) is also driven by changes in other inputs utilized under our valuation methodology, including, but not limited to, enterprise value multiples, borrower leverage multiples and borrower ratings, and the impact of exits.

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

Selected Financial Data
Since inception of Credit Fund and through June 30, 2021 and December 31, 2020, the Company and Credit Partners each made capital contributions of $1 and $1 in members’ equity, respectively, and $216,000 and $216,000 in subordinated loans, respectively, to Credit Fund. On May 25, 2021, the Company and Credit Partners received a return of capital on the subordinated loans of $46,000, of which the Company received $23,000. Below is certain summarized consolidated financial information for Credit Fund as of June 30, 2021 and December 31, 2020.

	June 30, 2021	December 31, 2020
	(unaudited)
Selected Consolidated Balance Sheet Information
ASSETS
Investments, at fair value (amortized cost of $1,107,222 and $1,080,538, respectively)	$1,097,258	$1,056,381
Cash, cash equivalents and restricted cash (1)	61,112	119,796
Other assets	10,722	7,553
Total assets	$1,169,092	$1,183,730
LIABILITIES AND MEMBERS’ EQUITY
Secured borrowings	$597,284	$514,261
Notes payable, net of unamortized debt issuance costs of $1,463 and $1,559, respectively	154,358	253,933
Other liabilities	48,888	15,543
Subordinated loans and members’ equity (2)	368,562	399,993
Liabilities and members’ equity	$1,169,092	$1,183,730
(1) As of June 30, 2021 and December 31, 2020, $19,099 and $83,574, respectively, of Credit Fund's cash and cash equivalents was restricted.
(2) As of June 30, 2021 and December 31, 2020, the fair value of the Company’s ownership interest in the subordinated loans and members’ equity was $181,343 and $205,891, respectively.

	For the three month periods ended		For the six month periods ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(unaudited)		(unaudited)
Selected Consolidated Statement of Operations Information:
Total investment income	$17,722	$19,821	$33,827	$41,413
Expenses
Interest and credit facility expenses	5,321	9,552	10,736	23,479
Other expenses	554	590	1,022	1,093
Total expenses	5,875	10,142	11,758	24,572
Net investment income (loss)	11,847	9,679	22,069	16,841
Net realized gain (loss) on investments	(115)	—	(1,693)	—
Net change in unrealized appreciation (depreciation) on investments	695	44,828	14,193	(41,465)
Net increase (decrease) resulting from operations	$12,427	$54,507	$34,569	$(24,624)

Below is a summary of Credit Fund’s portfolio, followed by a listing of the loans in Credit Fund's portfolio, as of June 30, 2021 and December 31, 2020:

	As of
	June 30, 2021	December 31, 2020
Senior secured loans (1)	$1,111,965	$1,084,491
Weighted average yields of senior secured loans based on amortized cost (2)	6.09%	6.03%
Weighted average yields of senior secured loans based on fair value (2)	6.12%	6.15%
Number of portfolio companies in Credit Fund	53	54
Average amount per portfolio company (1)	$20,980	$20,083
Number of loans on non-accrual status	—	—
Fair value of loans on non-accrual status	$—	$—
Percentage of portfolio at floating interest rates (3)(4)	97.6%	97.7%
Percentage of portfolio at fixed interest rates (4)	2.4%	2.3%
Fair value of loans with PIK provisions	$26,602	$24,113
Percentage of portfolio with PIK provisions (4)	2.4%	2.3%
(1)At par/principal amount.
(2)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of June 30, 2021 and December 31, 2020. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.
(3)Floating rate debt investments are primarily subject to interest rate floors.
(4)Percentages based on fair value.

Consolidated Schedule of Investments as of June 30, 2021
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
First Lien Debt (97.8% of fair value)
ACR Group Borrower, LLC	^+	(2)(3)(6)	Aerospace & Defense	L + 4.50%	5.50%	3/31/2028	$34,650	$34,041	$34,020
Acrisure, LLC	\#	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 3.50%	3.60%	2/15/2027	25,505	25,479	25,207
Alpha Packaging Holdings, Inc.	+\	(2)(3)	Containers, Packaging & Glass	L + 6.00%	7.00%	5/12/2022	15,867	15,866	15,866
AmeriLife Holdings LLC	#	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 4.00%	4.10%	3/18/2027	9,902	9,881	9,902
Analogic Corporation	^+	(2)(3)(6)	Capital Equipment	L + 5.25%	6.25%	6/22/2024	18,762	18,745	18,575
Anchor Packaging, Inc.	+#	(2)(3)	Containers, Packaging & Glass	L + 4.00%	4.10%	7/18/2026	24,597	24,501	24,597
API Technologies Corp.	+\	(2)(3)	Aerospace & Defense	L + 4.25%	4.35%	5/9/2026	14,700	14,644	14,556
Aptean, Inc.		(2)(3)	Software	L + 4.25%	4.35%	4/23/2026	12,219	12,170	12,132
Astra Acquisition Corp.	+#	(2)(3)	Software	L + 4.75%	5.50%	2/28/2027	28,711	28,347	28,343
Avalign Technologies, Inc.	+\	(2)(3)	Healthcare & Pharmaceuticals	L + 4.50%	4.65%	12/22/2025	14,517	14,417	14,419
Avenu Holdings, LLC	+	(2)(3)	Sovereign & Public Finance	L + 5.25%	6.25%	9/28/2024	23,470	23,470	23,470
Big Ass Fans, LLC	+\#	(2)(3)	Capital Equipment	L + 3.75%	4.75%	5/21/2024	13,694	13,648	13,698
BK Medical Holding Company, Inc.	^+	(2)(3)(6)	Healthcare & Pharmaceuticals	L + 5.25%	6.25%	6/22/2024	24,043	23,859	23,950
Chemical Computing Group ULC (Canada)	^+	(2)(3)(7)(6)	Software	L + 4.50%	5.50%	8/30/2024	13,983	13,426	13,849
Chudy Group, LLC	^+	(2)(3)(6)	Healthcare & Pharmaceuticals	L + 5.75%	6.75%	6/30/2027	33,103	32,503	32,503
Clearent Newco, LLC	^+	(2)(3)(6)	High Tech Industries	L + 6.50%	7.50%	3/20/2025	4,059	4,059	4,059
Clearent Newco, LLC	+\	(2)(3)	High Tech Industries	L + 5.50%	6.50%	3/20/2025	29,360	29,138	29,360
DBI Holding LLC	^		Transportation: Cargo	14.00% PIK	14.00%	3/26/2023	2,538	2,538	2,538
Diligent Corporation	^+	(2)(3)(6)	Telecommunications	L + 6.25%	7.25%	8/4/2025	8,639	8,386	8,836
Divisions Holding Corporation	+	(2)(3)	Business Services	L + 4.75%	5.50%	5/27/2028	25,000	24,752	24,750
DTI Holdco, Inc.	+\	(2)(3)	High Tech Industries	L + 4.75%	5.75%	9/30/2023	18,592	18,525	17,863
Eliassen Group, LLC	+\	(2)(3)	Business Services	L + 4.25%	4.35%	11/5/2024	9,939	9,905	9,890
EPS Nass Parent, Inc.	^+	(2)(3)(6)	Utilities: Electric	L + 5.75%	6.75%	4/19/2028	31,356	30,634	30,761
EvolveIP, LLC	^+	(2)(3)(6)	Telecommunications	L + 5.75%	6.75%	6/7/2023	19,700	19,667	19,700
Exactech, Inc.	+\#	(2)(3)	Healthcare & Pharmaceuticals	L + 3.75%	4.75%	2/14/2025	21,418	21,318	21,107
Excel Fitness Holdings, Inc.	+#	(2)(3)	Hotel, Gaming & Leisure	L + 5.25%	6.25%	10/7/2025	24,625	24,441	23,867
Frontline Technologies Holdings, LLC	+	(2)(3)	Software	L + 5.75%	6.75%	9/18/2023	14,812	14,231	14,945
Golden West Packaging Group LLC	+\	(2)(3)	Containers, Packaging & Glass	L + 5.25%	6.25%	6/20/2023	27,305	27,218	27,273
HMT Holding Inc.	^+\	(2)(3)(6)	Energy: Oil & Gas	L + 5.00%	6.00%	11/17/2023	32,653	32,351	32,047
Integrity Marketing Acquisition, LLC		(2)(3)	Banking, Finance, Insurance & Real Estate	L + 6.25%	7.25%	8/27/2025	11,929	11,822	11,750
Jensen Hughes, Inc.	+\	(2)(3)(6)	Utilities: Electric	L + 4.50%	5.50%	3/22/2024	35,950	35,873	35,314
K2 Insurance Services, LLC	+	(2)(3)(6)	Banking, Finance, Insurance & Real Estate	L + 5.00%	6.00%	7/1/2024	12,994	12,994	12,955
KAMC Holdings, Inc.	+#	(2)(3)	Energy: Electricity	L + 4.00%	4.14%	8/14/2026	13,755	13,703	13,205
KBP Investments, LLC	^+	(2)(3)(6)	Beverage, Food & Tobacco	L + 5.00%	5.75%	5/25/2027	19,277	18,830	18,778
Marco Technologies, LLC	+\	(2)(3)	Media: Advertising, Printing & Publishing	L + 4.00%	5.00%	10/30/2023	7,333	7,315	7,333

Consolidated Schedule of Investments as of June 30, 2021
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
Mold-Rite Plastics, LLC	+\	(2)(3)	Chemicals, Plastics & Rubber	L + 4.25%	5.25%	6/14/2022	$14,445	$14,436	$14,445
Newport Group Holdings II, Inc.	+\#	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 3.50%	3.65%	9/13/2025	23,355	23,184	23,341
Odyssey Logistics & Technology Corp.	+\#	(2)(3)	Transportation: Cargo	L + 4.00%	5.00%	10/12/2024	25,016	24,946	24,779
Output Services Group	^+\	(2)(3)	Media: Advertising, Printing & Publishing	L + 4.50%	5.50%	3/27/2024	19,322	19,288	16,423
Premise Health Holding Corp.	+\#	(2)(3)	Healthcare & Pharmaceuticals	L + 3.50%	3.70%	7/10/2025	13,515	13,473	13,476
Propel Insurance Agency, LLC	^+\	(2)(3)(6)	Banking, Finance, Insurance & Real Estate	L + 5.00%	6.00%	6/1/2024	43,409	42,944	42,934
Q Holding Company	+\#	(2)(3)	Automotive	L + 5.00%	6.00%	12/31/2023	21,625	21,509	21,221
QW Holding Corporation	^+	(2)(3)(6)	Environmental Industries	L + 6.25%	7.25%	8/31/2024	13,631	13,377	12,989
Radiology Partners, Inc.	+\#	(2)(3)	Healthcare & Pharmaceuticals	L + 4.25%	4.33%	7/9/2025	27,686	27,592	27,664
RevSpring Inc.	+\#	(2)(3)	Media: Advertising, Printing & Publishing	L + 4.00%	4.15%	10/11/2025	29,299	29,133	29,197
Situs Group Holdings Corporation	+\	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 4.75%	4.85%	6/28/2025	14,706	14,624	14,597
Striper Buyer, LLC	+	(2)(3)	Containers, Packaging & Glass	L + 5.50%	6.25%	12/30/2026	14,925	14,783	14,925
T2 Systems, Inc.	^+	(2)(3)(6)	Transportation: Consumer	L + 6.75%	7.75%	9/28/2022	28,969	28,700	28,969
Turbo Buyer, Inc.	+	(2)(3)(6)	Automotive	L + 6.00%	7.00%	12/2/2025	14,031	14,031	13,732
U.S. TelePacific Holdings Corp.	+\	(2)(3)	Telecommunications	L + 6.00%	7.00%	5/2/2023	6,660	6,637	6,157
VRC Companies, LLC	^+	(2)(3)	Business Services	L + 5.50%	6.25%	6/29/2027	25,000	24,550	24,550
Water Holdings Acquisition LLC	^+	(2)(3)(6)	Utilities: Water	L + 5.25%	6.25%	12/18/2026	29,280	28,547	28,845
Welocalize, Inc.	+	(2)(3)(6)	Business Services	L + 4.75%	5.75%	12/23/2024	35,500	35,121	35,052
WRE Holding Corp.	^+	(2)(3)(6)	Environmental Industries	L + 5.50%	6.50%	1/3/2023	8,570	8,547	8,480
First Lien Debt Total								$1,078,119	$1,073,194
Second Lien Debt (2.2% of fair value)
DBI Holding, LLC	^		Transportation: Cargo	10.00% PIK	10.00%	2/1/2026	$24,064	$23,739	$24,064
Second Lien Debt Total								$23,739	$24,064
Equity Investments (0.0% of fair value)
DBI Holding, LLC	^		Transportation: Cargo				2,961	$—	$—
DBI Holding, LLC	^		Transportation: Cargo				13,996	5,364	—
Equity Investments Total								$5,364	$—
Total Investments								$1,107,222	$1,097,258
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
(1)Unless otherwise indicated, issuers of investments held by Credit Fund are domiciled in the United States. As of June 30, 2021, the geographical composition of investments as a percentage of fair value was 1.3% in Canada and 98.7% in the United States. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, Credit

Fund has indicated the reference rate used and provided the spread and the interest rate in effect as of June 30, 2021. As of June 30, 2021, the reference rates for Credit Fund’s variable rate loans were the 30-day LIBOR at 0.10%, the 90-day LIBOR at 0.15% and the 180-day LIBOR at 0.16%.
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
(6)As of June 30, 2021, Credit Fund and Credit Fund Sub had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

First Lien Debt – unfunded delayed draw and revolving term loans commitments	Type	Unused Fee	Par/ Principal Amount	Fair Value
ACR Group Borrower, LLC	Revolver	0.38%	$7,350	$(110)
Analogic Corporation	Revolver	0.50	1,975	(18)
BK Medical Holding Company, Inc.	Revolver	0.50	2,609	(9)
Chemical Computing Group ULC (Canada)	Revolver	0.50	873	(8)
Chudy Group, LLC	Delayed Draw	1.00	5,517	(83)
Chudy Group, LLC	Revolver	0.50	1,379	(21)
Clearent Newco, LLC	Delayed Draw	1.00	2,543	—
Diligent Corporation	Revolver	0.50	703	12
Diligent Corporation	Delayed Draw	1.00	2,109	36
EPS Nass Parent, Inc.	Revolver	0.50	2,508	(40)
EPS Nass Parent, Inc.	Delayed Draw	1.00	3,136	(50)
EvolveIP, LLC	Delayed Draw	1.00	1,904	—
EvolveIP, LLC	Revolver	0.50	1,680	—
HMT Holding Inc.	Revolver	0.50	6,173	(96)
Jensen Hughes, Inc.	Revolver	0.50	409	(7)
Jensen Hughes, Inc.	Delayed Draw	1.00	544	(9)
K2 Insurance Services, LLC	Revolver	0.50	1,170	(3)
K2 Insurance Services, LLC	Delayed Draw	1.00	803	(2)
KBP Investments, LLC	Delayed Draw	1.00	20,190	(252)
KBP Investments, LLC	Delayed Draw	1.00	503	(6)
Propel Insurance Agency, LLC	Revolver	0.50	2,381	(24)
Propel Insurance Agency, LLC	Delayed Draw	1.00	1,733	(17)
QW Holding Corporation	Delayed Draw	1.00	9,338	(219)
QW Holding Corporation	Revolver	0.50	4,344	(102)
T2 Systems, Inc.	Revolver	0.50	1,955	—
Turbo Buyer, Inc.	Revolver	0.50	933	(19)
Water Holdings Acquisition LLC	Revolver	0.50	5,263	(57)
Water Holdings Acquisition LLC	Delayed Draw	1.00	5,326	(58)
Welocalize, Inc.	Revolver	0.50	2,250	(25)
Welocalize, Inc.	Revolver	0.50	2,250	(25)
WRE Holding Corp.	Delayed Draw	1.00	563	(5)
WRE Holding Corp.	Revolver	0.50	609	(6)
Total unfunded commitments			$101,023	$(1,223)

Consolidated Schedule of Investments as of December 31, 2020
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
First Lien Debt (97.5% of fair value)
Acrisure, LLC	\#	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 3.50%	3.65%	2/15/2027	$25,634	$25,606	$25,104
Alku, LLC	+#	(2)(3)	Business Services	L + 5.50%	5.75%	7/29/2026	23,666	23,466	23,512
Alpha Packaging Holdings, Inc.	+\	(2)(3)	Containers, Packaging & Glass	L + 6.00%	7.00%	11/12/2021	16,378	16,378	16,378
AmeriLife Holdings LLC	#	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 4.00%	4.15%	3/18/2027	9,951	9,929	9,802
Analogic Corporation	^+	(2)(3)(6)	Capital Equipment	L + 5.25%	6.25%	6/22/2024	18,857	18,837	18,857
Anchor Packaging, Inc.	+#	(2)(3)	Containers, Packaging & Glass	L + 4.00%	4.15%	7/18/2026	24,723	24,617	24,656
API Technologies Corp.	+\	(2)(3)	Aerospace & Defense	L + 4.25%	4.49%	5/9/2026	14,775	14,713	13,999
Aptean, Inc.	+\	(2)(3)	Software	L + 4.25%	4.40%	4/23/2026	12,281	12,227	12,077
AQA Acquisition Holding, Inc.	+\	(2)(3)(6)	High Tech Industries	L + 4.25%	5.25%	5/24/2023	18,759	18,752	18,757
Astra Acquisition Corp.	+#	(2)(3)	Software	L + 5.50%	6.50%	3/1/2027	28,783	28,392	28,783
Avalign Technologies, Inc.	+\	(2)(3)	Healthcare & Pharmaceuticals	L + 4.50%	4.73%	12/22/2025	14,592	14,481	14,334
Big Ass Fans, LLC	+\#	(2)(3)	Capital Equipment	L + 3.75%	4.75%	5/21/2024	13,766	13,714	13,766
BK Medical Holding Company, Inc.	^+	(2)(3)(6)	Healthcare & Pharmaceuticals	L + 5.25%	6.25%	6/22/2024	24,165	23,951	22,363
Chemical Computing Group ULC (Canada)	^+	(2)(3)(6)	Software	L + 5.00%	6.00%	8/30/2023	14,055	13,378	14,055
Clarity Telecom LLC.	+		Media: Broadcasting & Subscription	L + 4.25%	4.40%	8/30/2026	14,813	14,773	14,813
Clearent Newco, LLC	^	(2)(3)(6)	High Tech Industries	L + 6.50%	7.50%	3/20/2025	4,079	4,079	3,907
Clearent Newco, LLC	^+\	(2)(3)	High Tech Industries	L + 5.50%	6.50%	3/20/2025	29,486	29,236	28,722
DecoPac, Inc.	^+\	(2)(3)(6)	Non-durable Consumer Goods	L + 4.25%	5.25%	9/29/2024	12,336	12,253	12,318
Diligent Corporation	^+	(2)(3)(6)	Telecommunications	L + 6.25%	7.25%	8/4/2025	8,683	8,411	8,819
DTI Holdco, Inc.	^+\	(2)(3)	High Tech Industries	L + 4.75%	5.75%	9/30/2023	18,690	18,642	16,655
Eliassen Group, LLC	+\	(2)(3)	Business Services	L + 4.25%	4.40%	11/5/2024	7,543	7,516	7,483
EvolveIP, LLC	^+	(2)(3)(6)	Telecommunications	L + 5.75%	6.75%	6/7/2023	19,800	19,759	19,775
Exactech, Inc.	+\#	(2)(3)	Healthcare & Pharmaceuticals	L + 3.75%	4.75%	2/14/2025	21,528	21,416	20,422
Excel Fitness Holdings, Inc.	+#	(2)(3)	Hotel, Gaming & Leisure	L + 5.25%	6.25%	10/7/2025	24,750	24,546	22,780
Frontline Technologies Holdings, LLC	+	(2)(3)	Software	L + 5.75%	6.75%	9/18/2023	14,886	14,198	14,589
Golden West Packaging Group LLC	+\	(2)(3)	Containers, Packaging & Glass	L + 5.25%	6.25%	6/20/2023	29,012	28,896	28,974
HMT Holding Inc.	+\	(2)(3)(6)	Energy: Oil & Gas	L + 5.00%	6.00%	11/17/2023	32,821	32,458	30,984
Integrity Marketing Acquisition, LLC	^+	(2)(3)(6)	Banking, Finance, Insurance & Real Estate	L + 6.25%	7.25%	8/27/2025	7,836	7,701	7,956
Jensen Hughes, Inc.	+\	(2)(3)(6)	Utilities: Electric	L + 4.50%	5.50%	3/22/2024	34,584	34,489	33,424
KAMC Holdings, Inc.	+#	(2)(3)	Energy: Electricity	L + 4.00%	4.23%	8/14/2026	13,825	13,768	12,531
KBP Investments, LLC	^+	(2)(3)(6)	Beverage, Food & Tobacco	L + 5.00%	6.00%	5/15/2023	9,292	9,059	9,350
Marco Technologies, LLC	^+\	(2)(3)(6)	Media: Advertising, Printing & Publishing	L + 4.00%	5.00%	10/30/2023	7,332	7,293	7,332
Mold-Rite Plastics, LLC	+\	(2)(3)	Chemicals, Plastics & Rubber	L + 4.25%	5.25%	12/14/2021	14,520	14,501	14,520
Newport Group Holdings II, Inc.	+\#	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 3.50%	3.75%	9/13/2025	23,475	23,285	23,405
Odyssey Logistics & Technology Corp.	+\#	(2)(3)	Transportation: Cargo	L + 4.00%	5.00%	10/12/2024	38,897	38,773	37,766
Output Services Group	^+\	(2)(3)	Media: Advertising, Printing & Publishing	L + 4.50%	5.50%	3/27/2024	19,421	19,382	14,178

Consolidated Schedule of Investments as of December 31, 2020
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
Pasternack Enterprises, Inc.	+\	(2)(3)	Capital Equipment	L + 4.00%	5.00%	7/2/2025	$22,524	$22,513	$22,218
Pharmalogic Holdings Corp.	+\	(2)(3)	Healthcare & Pharmaceuticals	L + 4.00%	5.00%	6/11/2023	11,205	11,189	11,158
Premise Health Holding Corp.	+\#	(2)(3)	Healthcare & Pharmaceuticals	L + 3.50%	3.75%	7/10/2025	13,584	13,538	13,503
Propel Insurance Agency, LLC	^+\	(2)(3)(6)	Banking, Finance, Insurance & Real Estate	L + 5.00%	6.00%	6/1/2024	38,134	37,662	37,716
Q Holding Company	+\#	(2)(3)	Automotive	L + 5.00%	6.00%	12/31/2023	21,735	21,604	20,229
QW Holding Corporation	+	(2)(3)(6)	Environmental Industries	L + 6.25%	7.25%	8/31/2022	11,566	11,465	10,727
Radiology Partners, Inc.	+\#	(2)(3)	Healthcare & Pharmaceuticals	L + 4.25%	4.81%	7/9/2025	27,686	27,581	27,193
RevSpring Inc.	+\#	(2)(3)	Media: Advertising, Printing & Publishing	L + 4.25%	4.40%	10/11/2025	29,449	29,265	29,199
Situs Group Holdings Corporation	+\	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 4.75%	5.75%	6/28/2025	14,781	14,689	14,636
T2 Systems, Inc.	^+	(2)(3)(6)	Transportation: Consumer	L + 6.75%	7.75%	9/28/2022	29,119	28,743	29,118
The Original Cakerie, Ltd. (Canada)	+\	(2)(3)(6)	Beverage, Food & Tobacco	L + 4.50%	5.50%	7/20/2022	6,295	6,281	6,289
The Original Cakerie, Ltd. (Canada)	+	(2)(3)	Beverage, Food & Tobacco	L + 5.00%	6.00%	7/20/2022	8,837	8,815	8,829
Thoughtworks, Inc.	\#	(2)(3)	Business Services	L + 3.75%	4.75%	10/11/2024	11,704	11,683	11,704
U.S. Acute Care Solutions, LLC	+\	(2)(3)	Healthcare & Pharmaceuticals	L + 6.00%	7.00%	5/15/2021	31,211	31,184	29,104
U.S. TelePacific Holdings Corp.	+\	(2)(3)	Telecommunications	L + 5.50%	6.50%	5/2/2023	26,660	26,585	23,984
VRC Companies, LLC	+	(2)(3)(6)	Business Services	L + 6.50%	7.50%	3/31/2023	30,582	29,464	30,582
Water Holdings Acquisition LLC	^+	(2)(3)(6)	Utilities: Water	L + 5.25%	6.25%	12/18/2026	26,316	25,520	25,516
Welocalize, Inc.	+	(2)(3)(6)	Business Services	L + 4.50%	5.50%	12/23/2023	22,629	22,414	22,584
WRE Holding Corp.	^+	(2)(3)(6)	Environmental Industries	L + 5.25%	6.25%	1/3/2023	8,367	8,336	8,252
First Lien Debt Total								$1,051,406	$1,029,687
Second Lien Debt (2.3% of fair value)
DBI Holding, LLC	^	(2)	Transportation: Cargo	9.00% PIK	9.00%	2/1/2026	$24,113	$23,768	$24,113
Second Lien Debt Total								$23,768	$24,113
Equity Investments (0.2%of fair value)
DBI Holding, LLC	^		Transportation: Cargo				$2,961	$—	$—
DBI Holding, LLC	^		Transportation: Cargo				$13,996	$5,364	$2,581
Equity Investments Total								$5,364	$2,581
Total Investments								$1,080,538	$1,056,381

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

Debt
Credit Fund, Credit Fund Sub and Credit Fund Warehouse II are party to separate credit facilities as described below. In addition, until May 15, 2019, the 2019-2 Issuer (formerly known as Credit Fund Warehouse) was a party to the Credit Warehouse Facility. As of June 30, 2021 and December 31, 2020, Credit Fund, Credit Fund Sub and Credit Fund Warehouse II were in compliance with all covenants and other requirements of their respective credit facility agreements. Below is a summary of the borrowings and repayments under the credit facilities for the three month and six month periods ended 2021 and 2020, and the outstanding balances under the credit facilities for the respective periods.

	Credit Fund Facility		Credit Fund Sub Facility		Credit Fund Warehouse II Facility
	2021	2020	2021	2020	2021	2020
Three Month Periods Ended June 30,
Outstanding balance, beginning of period	$—	$—	$363,121	$367,006	$83,180	$95,415
Borrowings	—	—	162,500	43,000	8,000	13,579
Repayments	—	—	(10,500)	(57,000)	(9,017)	—
Outstanding balance, end of period	$—	$—	$515,121	$353,006	$82,163	$108,994

Six Month Periods Ended June 30,
Outstanding Borrowing, beginning of period	$—	$93,000	$420,859	$343,506	$93,402	$97,571
Borrowings	—	63,500	225,500	100,000	8,000	33,373
Repayments	—	(156,500)	(131,238)	(90,500)	(19,239)	(21,950)
Outstanding balance, end of period	$—	$—	$515,121	$353,006	$82,163	$108,994
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
2017-1 Notes
On December 19, 2017, Credit Fund completed the 2017-1 Debt Securitization. The notes offered in the 2017-1 Debt Securitization (the “2017-1 Notes”) were issued by the 2017-1 Issuer, a wholly owned and consolidated subsidiary of Credit Fund, and are secured by a diversified portfolio of the 2017-1 Issuer consisting primarily of first and second lien senior secured loans. The 2017-1 Debt Securitization was executed through a private placement of the 2017-1 Notes, consisting of:
•$231,700 of Aaa/AAA Class A-1 Notes, which bore interest at the three-month LIBOR plus 1.17%;
•$48,300 of Aa2/AA Class A-2 Notes, which bore interest at the three-month LIBOR plus 1.50%;
•$15,000 of A2/A Class B-1 Notes, which bore interest at the three-month LIBOR plus 2.25%;
•$9,000 of A2/A Class B-2 Notes which bore interest at 4.30%;
•$22,900 of Baa2/BBB Class C Notes which bore interest at the three-month LIBOR plus 3.20%; and
•$25,100 of Ba2/BB Class D Notes which bore interest at the three-month LIBOR plus 6.38%.
The 2017-1 Notes were scheduled to mature on January 15, 2028. Credit Fund received 100% of the preferred interests issued by the 2017-1 Issuer (the “2017-1 Issuer Preferred Interests”) on the closing date of the 2017-1 Debt Securitization in exchange for Credit Fund’s contribution to the 2017-1 Issuer of the initial closing date loan portfolio. The 2017-1 Issuer Preferred Interests did not bear interest and had a nominal value of $47,900 at closing.

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
As of June 30, 2021 and December 31, 2020, the outstanding balance of the 2019-2 Notes was 156,140,862 and 255,832,457, respectively. As of June 30, 2021 and December 31, 2020, the 2019-2 Issuer was in compliance with all covenants and other requirements of the indenture.
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
Credit Fund II Senior Notes
On November 3, 2020, Credit Fund II Sub closed on the Credit Fund II Senior Notes (the “Credit Fund II Senior Notes”) with lenders. The Credit Fund II Senior Notes provides for secured borrowings totaling $157,500 with two tranches, A-1 and A-2 outstanding. The facility is secured by a first lien security interest in substantially all of the portfolio investments held by Credit Fund II Sub. The maturity date of the Credit Fund II Senior Notes is November 3, 2030. Amounts issued for the Class A-1 notes (the "A-1 Notes") totaled $147,500 and bear interest at a rate of LIBOR plus 2.70%, and amounts issued for the Class A-2 notes (the "A-2 Notes") totaled $10,000 and bear interest at LIBOR plus 3.20%. The A-1 Notes were rated AAA, and the A-2 Notes were rated AA by DBRS Morningstar. The terms of the Credit Fund II Senior Notes provide that as loans pay down, up to $50,000 is available from principal proceeds for reinvestment, and then the investment principal proceeds are used to directly pay down the principal balance on the Credit Fund II Senior Notes. As of June 30, 2021 and December 31, 2020, Credit Fund II Sub was in compliance with all covenants and other requirements of its respective credit agreements.
Selected Financial Data
Since inception of Credit Fund II and through June 30, 2021, the Company and CCLF made capital contributions of $78,096 and $12,709 in members’ equity, respectively, to Credit Fund II. Below is certain summarized consolidated information for Credit Fund II as of June 30, 2021 and December 31, 2020.

	As of
	June 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Investments, at fair value (amortized cost of $242,728 and $245,312, respectively)	$244,554	$246,421
Cash, cash equivalents and restricted cash (1)	12,755	1,385
Other assets	2,532	3,436
Total assets	$259,841	$251,242
LIABILITIES AND MEMBERS’ EQUITY
Notes payable, net of unamortized debt issuance costs of $839 and $875, respectively	$156,661	$156,625
Other liabilities	9,938	2,675
Total members' equity (2)	93,242	91,942
Total liabilities and members’ equity	$259,841	$251,242
(1) As of June 30, 2021 and December 31, 2020, all of Credit Fund II's cash and cash equivalents was restricted.
(2) As of June 30, 2021 and December 31, 2020, the fair value of Company's ownership interest in the members' equity was $78,441 and $77,395, respectively.

	For the three month period ended	For the six month period ended
	June 30, 2021	June 30, 2021
	(unaudited)	(unaudited)
Selected Consolidated Statement of Operations Information:
Total investment income	$4,804	9,367
Expenses
Interest and credit facility expenses	1,197	2,398
Other expenses	190	381
Total expenses	1,387	2,779
Net investment income (loss)	3,417	6,588
Net realized gain (loss) on investments	—	—
Net change in unrealized appreciation (depreciation) on investments	218	712
Net increase (decrease) resulting from operations	$3,635	7,300

Below is a summary of Credit Fund II’s portfolio, followed by a listing of the loans in Credit Fund II’s portfolio as of June 30, 2021 and December 31, 2020:

	As of
	June 30, 2021	December 31, 2020
Senior secured loans (1)	$245,218	$248,172
Weighted average yields of senior secured loans based on amortized cost (2)	7.41%	7.32%
Weighted average yields of senior secured loans based on fair value (2)	7.35%	7.29%
Number of portfolio companies in Credit Fund II	40	44
Average amount per portfolio company (1)	$6,130	$5,640
Percentage of portfolio at floating interest rates (3) (4)	99.0%	99.1%
Percentage of portfolio at fixed interest rates (4)	1.0%	0.9%
Fair value of loans with PIK provisions	$17,453	$9
Percentage of portfolio with PIK provisions (4)	7.1%	3.6%
(1)At par/principal amount.
(2)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of June 30, 2021 and December 31, 2020. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.
(3)Floating rate debt investments are generally subject to interest rate floors.
(4)Percentages based on fair value.

Consolidated Schedule of Investments as of June 30, 2021
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
First Lien Debt (88.2% of fair value)
Airnov, Inc.	^	(2)(3)	Containers, Packaging & Glass	L + 5.25%	6.25%	12/19/2025	$6,237	$6,219	$6,237
Alpine SG, LLC	^	(2)(3)	High Tech Industries	L + 5.75%	6.75%	11/16/2022	4,411	4,395	4,366
American Physician Partners, LLC	^	(2)(3)	Healthcare & Pharmaceuticals	L + 6.75%, 1.50% PIK	9.25%	12/21/2021	8,532	8,510	8,463
AMS Group HoldCo, LLC	^	(2)(3)	Transportation: Cargo	L + 6.00%	7.00%	9/29/2023	7,650	7,583	7,650
Apptio, Inc.	^	(2)(3)	Software	L + 7.25%	8.25%	1/10/2025	5,357	5,286	5,397
Aurora Lux FinCo S.Á.R.L. (Luxembourg)	^	(2)(3)	Software	L + 6.00%	7.00%	12/24/2026	$4,378	$4,288	$3,949
Avenu Holdings, LLC	^	(2)(3)	Sovereign & Public Finance	L + 5.25%	6.25%	9/28/2024	992	984	992
BMS Holdings III Corp.	^	(2)(3)	Construction & Building	L + 5.25%	6.25%	9/30/2026	3,291	3,227	3,291
Captive Resources Midco, LLC	^	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 5.75%	6.75%	5/31/2025	8,267	8,170	8,268
Chartis Holding, LLC	^	(2)(3)	Business Services	L + 5.50%	6.50%	5/1/2025	3,475	3,454	3,475
Comar Holding Company, LLC	^	(2)(3)	Containers, Packaging & Glass	L + 5.50%	6.50%	6/18/2024	8,755	8,662	8,755
Cority Software Inc. (Canada)	^	(2)(3)	Software	L + 5.00%	6.00%	7/2/2026	8,756	8,623	8,756
Ethos Veterinary Health LLC	^	(2)(3)	Consumer Services	L + 4.75%	4.85%	5/15/2026	8,158	8,098	8,137
EvolveIP, LLC	^	(2)(3)	Telecommunications	L + 5.75%	6.75%	6/7/2023	8,755	8,742	8,755
K2 Insurance Services, LLC	^	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 5.00%	6.00%	7/1/2024	6,876	6,790	6,858
Kaseya, Inc.	^	(2)(3)	High Tech Industries	L + 4.00%, 3.00% PIK	8.00%	5/2/2025	8,955	8,835	8,990

Consolidated Schedule of Investments as of June 30, 2021
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
Mailgun Technologies, Inc.	^	(2)(3)	High Tech Industries	L + 5.00%	6.00%	3/26/2025	$8,435	$8,318	$8,415
National Technical Systems, Inc.	^	(2)(3)	Aerospace & Defense	L + 5.50%	6.50%	6/12/2023	8,778	8,760	8,807
NMI AcquisitionCo, Inc.	^	(2)(3)	High Tech Industries	L + 5.50%	6.50%	9/6/2023	8,754	8,706	8,802
Paramit Corporation	^	(2)(3)	Capital Equipment	L + 4.50%	5.50%	5/3/2025	1,000	993	1,000
PPC Flexible Packaging, LLC	^	(2)(3)	Containers, Packaging & Glass	L + 5.75%	6.75%	11/23/2024	4,377	4,340	4,377
Redwood Services Group, LLC	^	(2)(3)	High Tech Industries	L + 6.00%	7.00%	6/6/2023	3,283	3,267	3,267
Reladyne, Inc.	^	(2)(3)	Wholesale	L + 5.00%	6.00%	7/22/2022	6,467	6,431	6,403
Riveron Acquisition Holdings, Inc.	^	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 5.75%	6.75%	5/22/2025	8,215	8,102	8,215
RSC Acquisition, Inc.	^	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 5.50%	6.50%	11/1/2026	8,444	8,309	8,528
Smile Doctors, LLC	^	(2)(3)	Healthcare & Pharmaceuticals	L + 6.00%	7.00%	10/6/2022	6,476	6,475	6,476
Superior Health Linens, LLC	^	(2)(3)	Business Services	L + 6.50%	7.50%	9/30/2021	6,974	6,967	6,974
T2 Systems, Inc.	^	(2)(3)	Transportation: Consumer	L + 6.75%	7.75%	9/28/2022	8,753	8,691	8,753
TCFI Aevex LLC	^	(2)(3)	Aerospace & Defense	L + 6.00%	7.00%	3/18/2026	1,710	1,682	1,679
TSB Purchaser, Inc.	^	(2)(3)	Media: Advertising, Printing & Publishing	L + 6.00%	7.00%	5/14/2024	8,754	8,636	8,738
Turbo Buyer, Inc.	^	(2)(3)	Automotive	L + 6.00%	7.00%	12/2/2025	8,132	7,975	7,970
US INFRA SVCS Buyer, LLC	^	(2)(3)	Environmental Industries	L + 6.00%	7.00%	4/13/2026	3,283	3,229	3,195
Zemax Software Holdings, LLC	^	(2)(3)	Software	L + 5.75%	6.75%	6/25/2024	4,376	4,344	4,333
Zenith Merger Sub, Inc.	^	(2)(3)	Business Services	L + 5.25%	6.25%	12/13/2023	7,403	7,379	7,403
First Lien Debt Total								$214,470	$215,674
Second Lien Debt (11.8% of fair value)
AI Convoy S.A.R.L (United Kingdom)	^	(2)(3)	Aerospace & Defense	L + 8.25%	9.25%	1/17/2028	$5,514	$5,407	$5,720
AQA Acquisition Holdings, Inc.	^	(2)(3)	High Tech Industries	L + 7.50%	8.00%	3/3/2029	5,000	4,875	4,875
Quartz Holding Company	^	(2)(3)	Software	L + 8.00%	8.09%	4/2/2027	$4,852	$4,776	$4,852
Tank Holding Corp.	^	(2)(3)	Capital Equipment	L + 8.25%	8.45%	3/26/2027	5,514	5,441	5,567
Ultimate Baked Goods MIDCO, LLC	^	(2)(3)	Beverage, Food & Tobacco	L + 8.00%	9.00%	8/9/2026	5,514	5,434	5,514
World 50, Inc.	^	(6)	Business Services	11.50%	11.50%	1/9/2027	2,365	2,325	2,352
Second Lien Debt Total								$28,258	$28,880
Total Investments								$242,728	$244,554
^ Denotes that all or a portion of the assets are owned by Credit Fund II Sub. Credit Fund II Sub has entered into the Credit Fund II Sub Notes. The lenders of the Credit Fund II Sub Notes have a first lien security interest in substantially all of the assets of Credit Fund II Sub. Accordingly, such assets are not available to creditors of Credit Fund II.
(1)    Unless otherwise indicated, issuers of investments held by Credit Fund II are domiciled in the United States. As of June 30, 2021, the geographical composition of investments as a percentage of fair value was 3.6% in Canada, 1.6% in Luxembourg, 2.3% in the United Kingdom and 92.5% in the United States. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, Credit Fund II has indicated the reference rate used and provided the spread and the interest rate in effect as of June 30, 2021. As of June 30, 2021, the reference rates for Credit Fund II's variable rate loans were the 30-day LIBOR at 0.10%, the 90-day LIBOR at 0.15% and the 180-day LIBOR at 0.16%.
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

As of June 30, 2021 and December 31, 2020, we had $59,404 and $68,419, respectively, in cash, cash equivalents and restricted cash. The Credit Facility consisted of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Credit Facility	$688,000	$365,060	$322,940	$322,878
Total	$688,000	$365,060	$322,940	$322,878

	December 31, 2020
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Credit Facility	688,000	347,949	340,051	207,365
Total	$688,000	$347,949	$340,051	$207,365
(1)The unused portion is the amount upon which commitment fees are based.
(2)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.

The following were the carrying values (before debt issuance costs) and fair values of the Company’s 2015-1R Notes as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Aaa/AAA Class A-1-1-R Notes	$234,800	$234,823	$234,800	$230,996
Aaa/AAA Class A-1-2-R Notes	50,000	50,005	50,000	49,645
Aaa/AAA Class A-1-3-R Notes	25,000	25,015	25,000	25,017
AA Class A-2-R Notes	66,000	66,000	66,000	64,895
A Class B Notes	46,400	46,400	46,400	45,291
BBB- Class C Notes	27,000	26,843	27,000	24,592
Total	$449,200	$449,086	$449,200	$440,436

As of June 30, 2021 and December 31, 2020, we had a combined $1,004,260 and $987,149, respectively, of outstanding consolidated indebtedness under the Credit Facility, the 2015-1R Notes and the Senior Notes. Our annualized interest cost as of June 30, 2021 and December 31, 2020, was 2.78% and 2.89%, excluding fees (such as fees on undrawn amounts and amortization of upfront fees). For the three months ended June 30, 2021 and 2020, we incurred $7,055 and $9,443, respectively, of interest expense and $505 and $788, respectively, of unused commitment fees. For the six month periods ended June 30, 2021 and 2020, we incurred $14,030 and $21,622, respectively, of interest expense and $1,024 and $1,378, respectively, of unused commitment fees.
Equity Activity
Common shares issued and outstanding as of June 30, 2021 and December 31, 2020 were 54,210,315 and 55,320,309, respectively.
The following table summarizes activity in the number of shares of our common stock outstanding during the six month periods ended June 30, 2021 and 2020:

	For the six month periods ended
	June 30, 2021	June 30, 2020
Common shares outstanding, beginning of period	55,320,309	57,763,811
Repurchase of common stock (1)	(1,109,994)	(1,455,195)
Common shares outstanding, end of period	54,210,315	56,308,616
(1) See Note 10 to the consolidated financial statements in Part I, Item 1 of this Form 10-Q for additional information regarding the Company Stock Repurchase Program.

On May 5, 2020, we issued and sold 2,000,000 shares of Preferred Stock, par value $0.01, to an affiliate of Carlyle in a private placement at a price of $25 per share. Shares of Preferred Stock issued and outstanding were 2,000,000 as of June 30, 2021 and December 31, 2020.
Contractual Obligations
A summary of our significant contractual payment obligations was as follows as of June 30, 2021 and December 31, 2020:

	As of
Payment Due by Period	June 30, 2021	December 31, 2020
Less than 1 Year	$—	$—
1-3 Years (1)	—	—
3-5 Years (1)	555,060	537,949
More than 5 Years (2)	449,200	449,200
Total	$1,004,260	$987,149
(1) Includes amounts outstanding under the Credit Facility and Senior Notes.
(2) Includes amounts outstanding under the 2015-1R Notes.
OFF BALANCE SHEET ARRANGEMENTS
In the ordinary course of our business, we enter into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in these consolidated financial statements as of June 30, 2021 and December 31, 2020 in Part I, Item 1 of this Form 10-Q for any such exposure.
We have in the past, currently are and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments.
We had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Principal Amount as of
	June 30, 2021	December 31, 2020
Unfunded delayed draw commitments	$105,221	$73,292
Unfunded revolving commitments	71,186	76,216
Total unfunded commitments	$176,407	$149,508
Pursuant to an undertaking by us in connection with the 2015-1 Debt Securitization, we agreed to hold on an ongoing basis the 2015-1 Issuer Preferred Interests with an aggregate dollar purchase price at least equal to 5% of the aggregate outstanding amount of all collateral obligations by the 2015-1 Issuer for so long as any securities of the 2015-1 Issuer remains outstanding. As of June 30, 2021 and December 31, 2020, we were in compliance with this undertaking.
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
The following table summarizes the Company's dividends declared per share of common stock during the two most recent fiscal years and the current fiscal year to date:

Date Declared	Record Date	Payment Date	Per Share Amount
2019
February 22, 2019	March 29, 2019	April 17, 2019	$0.37
May 6, 2019	June 28, 2019	July 17, 2019	0.37
June 17, 2019	June 28, 2019	July 17, 2019	0.08	(1)
August 5, 2019	September 30, 2019	October 17, 2019	0.37
November 4, 2019	December 31, 2019	January 17, 2020	0.37
December 12, 2019	December 31, 2019	January 17, 2020	0.18	(1)
Total			$1.74
2020
February 24, 2020	March 31, 2020	April 17, 2020	$0.37
May 4, 2020	June 30, 2020	July 17, 2020	0.37
August 3, 2020	September 30, 2020	October 16, 2020	0.32	(2)
August 3, 2020	September 30, 2020	October 16, 2020	0.05	(1)
November 2, 2020	December 31, 2020	January 15, 2021	0.32
November 2, 2020	December 31, 2020	January 15, 2021	0.04	(1)
Total			$1.47
2021
February 22, 2021	March 31, 2021	April 16, 2021	$0.32
February 22, 2021	March 31, 2021	April 16, 2021	0.05	(1)
May 3, 2021	June 30, 2021	July 15, 2021	$0.32
May 3, 2021	June 30, 2021	July 15, 2021	$0.04	(1)
Total			$0.73
(1)Represents a special/supplemental dividend.
(2)The Company updated its dividend policy such that the base dividend is $0.32 per share of common stock, effective with the third quarter 2020 dividend.

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

Date Declared	Record Date	Payment Date	Per Share Amount
2020
June 30, 2020	June 30, 2020	September 30, 2020	$0.277
September 30, 2020	September 30, 2020	September 30, 2020	0.423
December 31, 2020	December 31, 2020	December 31, 2020	0.438
Total			$1.138
2021
March 31, 2021	March 31, 2021	March 31, 2021	$0.438
June 30, 2021	June 30, 2021	June 30, 2021	0.438
Total			$0.876
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
As of June 30, 2021 and December 31, 2020, the Company had total senior securities of $1,054,260 and $1,037,149, respectively, consisting of secured borrowings under the Credit Facility, the Senior Notes, the 2015-1R Notes, and the Preferred Stock, and had asset coverage ratios of 182.98% and 182.09%, respectively.
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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of June 30, 2021 and December 31, 2020.

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
Dividend Income
Dividend income from the investment fund, Credit Fund and Credit Fund II, is recorded on the record date for the investment fund to the extent that such amounts are payable by the investment fund and are expected to be collected.
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
Interest Rate Risk
As of June 30, 2021, on a fair value basis, approximately 0.9% of our debt investments bear interest at a fixed rate and approximately 99.1% of our debt investments bear interest at a floating rate, which primarily are subject to interest rate floors. Additionally, our Credit Facility is also subject to floating interest rates and is currently paid based on floating LIBOR rates.
Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our income in the future.
The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. These hypothetical interest income calculations are based on a model of the settled debt investments in our portfolio, excluding our investments in Credit Fund and Credit Fund II, held as of June 30, 2021 and December 31, 2020, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. Interest expense is calculated based on outstanding secured borrowings and notes payable as of June 30, 2021 and December 31, 2020 and based on the terms of our Credit Facility and notes payable. Interest expense on our Credit Facility and notes payable is calculated using the stated interest rate as of June 30, 2021 and December 31, 2020, adjusted for the hypothetical changes in rates, as shown below. We intend to continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may impact significantly our net interest income.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.
Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2021 and December 31, 2020, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled debt investments (considering interest rate floors for variable rate instruments), excluding our investments in Credit Fund and Credit Fund II, and outstanding secured borrowings and notes payable assuming no changes in our investment and borrowing structure:

	June 30, 2021			December 31, 2020
Basis Point Change	Interest Income	Interest Expense	Net Investment Income	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$34,319	$(23,678)	$10,641	$35,024	$(23,164)	$11,860
Up 200 basis points	$19,093	$(15,785)	$3,308	$20,031	$(15,443)	$4,588
Up 100 basis points	$3,886	$(7,893)	$(4,007)	$5,040	$(7,721)	$(2,681)
Down 100 basis points	$(181)	$1,214	$1,033	$(260)	$1,570	$1,310
Down 200 basis points	$(181)	$1,214	$1,033	$(260)	$1,570	$1,310
Down 300 basis points	$(181)	$1,214	$1,033	$(260)	$1,570	$1,310

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
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting during the three month period ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information regarding purchases of our common stock made by or on behalf of the Company or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the three months ended June 30, 2021 for the periods indicated.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)(2)	Maximum (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2021 through April 30, 2021	153,053	$13.74	153,053	$45,479
May 1, 2021 through May 31, 2021	230,432	13.46	230,432	42,377
June 1, 2021 through June 30, 2021	215,462	13.71	215,462	39,425
Total	598,947		598,947

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

TCG BDC, INC.

Dated: August 3, 2021	By	/s/ Thomas M. Hennigan
Thomas M. Hennigan Chief Financial Officer (principal financial officer)