Form 10-Q
period 2021-09-30
TCG BDC, INC.
filed 2021-11-02
CIK 1544206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding at November 1, 2021 was 53,548,646.

TCG BDC, INC.

TCG BDC, INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollar amounts in thousands, except per share data)

	September 30, 2021	December 31, 2020
ASSETS	(unaudited)
Investments, at fair value
Investments—non-controlled/non-affiliated, at fair value (amortized cost of $1,669,617 and $1,574,182, respectively)	$1,643,584	$1,509,271
Investments—non-controlled/affiliated, at fair value (amortized cost of $38,582 and $37,571, respectively)	30,410	26,180
Investments—controlled/affiliated, at fair value (amortized cost of $288,056 and $311,213, respectively)	274,212	290,298
Total investments, at fair value (amortized cost of $1,996,255 and $1,922,966, respectively)	1,948,206	1,825,749
Cash, cash equivalents and restricted cash	46,164	68,419
Receivable for investment sold/repaid	23,235	4,313
Deferred financing costs	3,256	3,633
Interest receivable from non-controlled/non-affiliated investments	13,486	12,634
Interest receivable from non-controlled/affiliated investments	581	569
Interest and dividend receivable from controlled/affiliated investments	7,866	6,480
Prepaid expenses and other assets	1,376	816
Total assets	$2,044,170	$1,922,613
LIABILITIES
Secured borrowings (Note 7)	$425,545	$347,949
2015-1R Notes payable, net of unamortized debt issuance costs of $2,479 and $2,664, respectively (Note 8)	446,721	446,536
Senior Notes, net of unamortized debt issuance costs of $451 and $562, respectively (Note 8)	189,549	189,438
Payable for investments purchased	68	809
Interest and credit facility fees payable (Notes 7 and 8)	3,045	2,439
Dividend payable (Note 10)	20,388	19,892
Base management and incentive fees payable (Note 4)	11,752	11,549
Administrative service fees payable (Note 4)	661	85
Other accrued expenses and liabilities	2,047	2,553
Total liabilities	1,099,776	1,021,250
Commitments and contingencies (Notes 9 and 12)
EQUITY
NET ASSETS
Cumulative convertible preferred stock, $0.01 par value; 2,000,000 and 2,000,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	50,000	50,000
Common stock, $0.01 par value; 198,000,000 shares authorized; 53,714,444 and 55,320,309 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	537	553
Paid-in capital in excess of par value	1,060,955	1,081,436
Offering costs	(1,633)	(1,633)
Total distributable earnings (loss)	(165,465)	(228,993)
Total net assets	$944,394	$901,363
NET ASSETS PER COMMON SHARE	$16.65	$15.39
The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollar amounts in thousands, except per share data)
(unaudited)

	For the three month periods ended		For the nine month periods ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$35,387	$34,789	$99,804	$112,290
Other income	750	2,110	4,618	8,001
Total investment income from non-controlled/non-affiliated investments	36,137	36,899	104,422	120,291
From non-controlled/affiliated investments:
Interest income	47	—	130	—
Other income	2	—	8	—
Total investment income from non-controlled/affiliated investments	49	—	138	—
From controlled/affiliated investments:
Interest income	46	135	157	3,563
Dividend income	7,523	5,750	22,539	14,750
Other income	7	—	10	—
Total investment income from controlled/affiliated investments	7,576	5,885	22,706	18,313
Total investment income	43,762	42,784	127,266	138,604
Expenses:
Base management fees (Note 4)	7,233	7,134	21,024	21,585
Incentive fees (Note 4)	4,516	4,322	13,193	14,075
Professional fees	836	937	2,444	2,282
Administrative service fees (Note 4)	400	167	1,057	539
Interest expense (Notes 7 and 8)	7,519	7,291	21,549	28,913
Credit facility fees (Note 7)	435	728	1,459	2,106
Directors’ fees and expenses	154	86	420	303
Other general and administrative	420	498	1,292	1,364
Total expenses	21,513	21,163	62,438	71,167
Net investment income (loss) before taxes	22,249	21,621	64,828	67,437
Excise tax expense	163	387	426	539
Net investment income (loss)	22,086	21,234	64,402	66,898
Net realized gain (loss) and net change in unrealized appreciation (depreciation):
Net realized gain (loss) on investments:
Non-controlled/non-affiliated investments	7,565	(209)	11,181	(49,690)
Non-controlled/affiliated investments	—	—	2	—
Currency gains (losses) on non-investment assets and liabilities	(9)	(11)	(147)	474
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliated investments	4,574	12,906	38,828	(40,054)
Non-controlled/affiliated investments	1,683	—	3,219	—
Controlled/affiliated investments	9,730	2,134	7,087	(8,213)
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	1,991	(2,446)	1,820	(749)
Net realized and unrealized gain (loss) on investments and non-investment assets and liabilities	25,534	12,374	61,990	(98,232)
Net increase (decrease) in net assets resulting from operations	47,620	33,608	126,392	(31,334)
Preferred stock dividend	875	856	2,625	1,410
Net increase (decrease) in net assets resulting from operations attributable to Common Stockholders	$46,745	$32,752	$123,767	$(32,744)
Basic and diluted earnings per common share (Note 10)
Basic	$0.87	$0.58	$2.27	$(0.58)
Diluted	$0.80	$0.55	$2.11	$(0.58)
Weighted-average shares of common stock outstanding (Note 10)
Basic	53,955,338	56,308,616	54,506,760	56,575,498
Diluted	59,230,725	61,571,773	59,782,147	56,575,498
The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollar amounts in thousands)
(unaudited)

	For the nine month periods ended
	September 30, 2021	September 30, 2020
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$64,402	$66,898
Net realized gain (loss)	11,036	(49,216)
Net change in unrealized appreciation (depreciation) on investments	49,134	(48,267)
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	1,820	(749)
Net increase (decrease) in net assets resulting from operations	126,392	(31,334)
Capital transactions:
Preferred stock issued	—	50,000
Repurchase of common stock	(20,497)	(16,003)
Dividends declared on preferred and common stock (Note 10)	(62,864)	(63,912)
Net increase (decrease) in net assets resulting from capital share transactions	(83,361)	(29,915)
Net increase (decrease) in net assets	43,031	(61,249)
Net Assets at beginning of period	901,363	956,471
Net Assets at end of period	$944,394	$895,222

The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollar amounts in thousands)
(unaudited)

	For the nine month periods ended
	September 30, 2021	September 30, 2020
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$126,392	$(31,334)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	759	939
Net accretion of discount on investments	(6,530)	(5,510)
Paid-in-kind interest	(6,958)	(3,878)
Net realized (gain) loss on investments	(11,183)	49,690
Net realized currency (gain) loss on non-investment assets and liabilities	147	(474)
Net change in unrealized (appreciation) depreciation on investments	(49,134)	48,267
Net change in unrealized currency (gains) losses on non-investment assets and liabilities	(1,820)	749
Cost of investments purchased and change in payable for investments purchased	(628,333)	(449,658)
Proceeds from sales and repayments of investments and change in receivable for investments sold/repaid	560,052	542,846
Changes in operating assets:
Interest receivable	(864)	(3,329)
Dividend receivable	(1,386)	1,091
Prepaid expenses and other assets	(560)	(211)
Changes in operating liabilities:
Interest and credit facility fees payable	606	(3,359)
Base management and incentive fees payable	203	(1,763)
Administrative service fees payable	576	8
Other accrued expenses and liabilities	(506)	1,173
Net cash provided by (used in) operating activities	(18,539)	145,247
Cash flows from financing activities:
Proceeds from issuance of preferred stock	—	50,000
Repurchase of common stock	(20,497)	(16,003)
Borrowings on SPV Credit Facility and Credit Facility	337,031	293,792
Repayments of SPV Credit Facility and Credit Facility	(257,500)	(397,484)
Debt issuance costs paid	(382)	(373)
Dividends paid in cash	(62,368)	(74,842)
Net cash provided by (used in) financing activities	(3,716)	(144,910)
Net increase (decrease) in cash, cash equivalents and restricted cash	(22,255)	337
Cash, cash equivalents, and restricted cash, beginning of period	68,419	36,751
Cash, cash equivalents, and restricted cash, end of period	$46,164	$37,088
Supplemental disclosures:
Interest paid during the period	$21,750	$31,708
Taxes, including excise tax, paid during the period	$641	$387
Dividends declared on preferred stock and common stock during the period	$62,864	$63,912
The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2021
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (63.6% of fair value)
Advanced Web Technologies Holding Company	^*	(2)(3)(14)	Containers, Packaging & Glass	L + 5.75%	6.75%	12/17/2020	12/17/2026	$5,945	$5,784	$6,037	0.64%
Airnov, Inc.	^*	(2)(3)(14)	Containers, Packaging & Glass	L + 5.00%	6.00%	12/20/2019	12/19/2025	3,024	2,982	3,024	0.32
Allied Universal Holdco LLC	^	(2)(3)	Business Services	L + 4.25%	4.38%	2/17/2021	7/10/2026	499	501	499	0.05
Alpha Packaging Holdings, Inc.	^*	(2)(3)	Containers, Packaging & Glass	L + 6.00%	7.00%	6/26/2015	5/12/2022	2,697	2,697	2,697	0.29
Alpine SG, LLC	*	(2)(3)	High Tech Industries	L + 8.50%	9.50%	7/24/2020	11/16/2022	1,618	1,593	1,618	0.17
Alpine SG, LLC	*	(2)(3)	High Tech Industries	L + 6.50%	7.50%	11/2/2020	11/16/2022	13,796	13,555	13,756	1.46
American Physician Partners, LLC	^*	(2)(3)(14)	Healthcare & Pharmaceuticals	L + 6.75%, 1.50% PIK	9.25%	1/7/2019	12/21/2021	28,336	28,296	28,336	3.00
AMS Group HoldCo, LLC	^*	(2)(3)(14)	Transportation: Cargo	L + 6.00%	7.00%	9/29/2017	9/29/2023	19,229	19,063	19,229	2.04
Analogic Corporation	^*	(2)(3)(14)	Capital Equipment	L + 5.25%	6.25%	6/22/2018	6/22/2024	2,344	2,320	2,322	0.25
Applied Technical Services, LLC	^	(2)(3)(14)	Business Services	L + 5.75%	6.75%	12/29/2020	12/29/2026	392	381	392	0.04
Appriss Health, LLC	^	(2)(3)(14)	Healthcare & Pharmaceuticals	L + 7.25%	8.25%	5/6/2021	5/6/2027	44,444	43,549	43,722	4.64
Apptio, Inc.	^	(2)(3)(14)	Software	L + 7.25%	8.25%	1/10/2019	1/10/2025	6,132	6,037	6,188	0.66
Ascend Buyer, LLC	^	(2)(3)(14)	Containers, Packaging & Glass	L + 5.75%	6.50%	9/30/2021	9/30/2028	12,624	12,345	12,345	1.31
Associations, Inc.	^	(2)(3)(14)	Construction & Building	L + 4.00%, 2.50% PIK	7.50%	7/2/2021	7/2/2027	7,301	7,183	7,346	0.78
Aurora Lux FinCo S.Á.R.L. (Luxembourg)	^*	(2)(3)(7)	Software	L + 6.00%	7.00%	12/24/2019	12/24/2026	32,571	31,925	29,584	3.13
Avenu Holdings, LLC	*	(2)(3)	Sovereign & Public Finance	L + 5.25%	6.25%	9/28/2018	9/28/2024	13,580	13,473	13,580	1.44
Barnes & Noble, Inc.	^	(2)(3)(11)	Retail	L + 5.50%	6.50%	8/7/2019	8/7/2024	16,074	15,825	15,881	1.68
BlueCat Networks, Inc. (Canada)	*	(2)(3)(7)	High Tech Industries	L + 6.25%	7.25%	10/30/2020	10/30/2026	11,468	11,263	11,430	1.21
BMS Holdings III Corp.	^	(2)(3)(14)	Construction & Building	L + 5.50%	6.50%	9/30/2019	9/30/2026	—	(189)	(100)	(0.01)
Captive Resources Midco, LLC	^*	(2)(3)(14)	Banking, Finance, Insurance & Real Estate	L + 5.75%	6.75%	6/30/2015	5/31/2025	10,223	10,096	10,223	1.08
Central Security Group, Inc.	^*	(2)(3)	Consumer Services	L + 6.00%	7.00%	10/16/2020	10/16/2025	9,208	9,208	8,816	0.93
Chartis Holding, LLC	^*	(2)(3)(14)	Business Services	L + 5.50%	6.50%	5/1/2019	5/1/2025	695	684	695	0.07
Chemical Computing Group ULC (Canada)	^*	(2)(3)(7)(14)	Software	L + 4.50%	5.50%	8/30/2018	8/30/2024	467	467	465	0.05
Chudy Group, LLC	^	(2)(3)(14)	Healthcare & Pharmaceuticals	L + 5.75%	6.75%	6/30/2021	6/30/2027	828	814	823	0.09
CircusTrix Holdings, LLC	^*	(2)(3)	Hotel, Gaming & Leisure	L + 5.50%, 2.50% PIK	9.00%	2/2/2018	1/16/2024	10,485	10,460	9,037	0.96
CircusTrix Holdings, LLC	^	(2)(3)	Hotel, Gaming & Leisure	L + 5.50%, 2.50% PIK	9.00%	1/8/2021	7/16/2023	694	637	694	0.07
Cobblestone Intermediate Holdco LLC	^	(2)(3)	Consumer Services	L + 5.25%	6.25%	1/29/2020	1/29/2026	725	719	714	0.09
Comar Holding Company, LLC	^*	(2)(3)(14)	Containers, Packaging & Glass	L + 5.75%	6.75%	6/18/2018	6/18/2024	27,978	27,660	27,958	2.96

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2021
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Cority Software Inc. (Canada)	^*	(2)(3)(7)(14)	Software	L + 5.00%	6.00%	7/2/2019	7/2/2026	$10,542	$10,350	$10,542	1.12%
Cority Software Inc. (Canada)	^	(2)(3)(7)	Software	L + 7.00%	8.00%	9/3/2020	7/2/2026	1,883	1,835	1,912	0.20
DCA Investment Holding, LLC	^*	(2)(3)(14)	Healthcare & Pharmaceuticals	L + 6.25%	7.00%	3/11/2021	3/12/2027	10,390	10,220	10,387	1.10
Derm Growth Partners III, LLC	^	(2)(3)(8)	Healthcare & Pharmaceuticals	L + 6.25%	7.25%	5/31/2016	5/31/2022	55,936	52,257	34,856	3.69
DermaRite Industries, LLC	^*	(2)(3)(14)	Healthcare & Pharmaceuticals	L + 7.00%	8.00%	3/3/2017	3/3/2022	19,558	19,529	16,573	1.75
Designer Brands Inc.	^	(2)(3)(7)	Retail	L + 8.50%	9.75%	8/7/2020	8/7/2025	17,273	16,922	16,975	1.80
Diligent Corporation	^	(2)(3)(14)	Telecommunications	L + 6.25%	7.25%	8/4/2020	8/4/2025	605	588	620	0.07
DTI Holdco, Inc.	^	(2)(3)	High Tech Industries	L + 4.75%	5.75%	12/18/2018	9/30/2023	1,939	1,879	1,896	0.20
Dwyer Instruments, Inc	^*	(2)(3)(14)	Capital Equipment	L + 5.50%	6.25%	7/21/2021	7/21/2027	12,248	11,979	12,127	1.28
Ellkay, LLC	^	(2)(3)(14)	Healthcare & Pharmaceuticals	L + 5.75%	6.75%	9/14/2021	9/14/2027	14,285	13,967	13,964	1.48
Emergency Communications Network, LLC	^*	(2)(3)	Telecommunications	L + 2.625%, 5.125% PIK	8.75%	6/1/2017	6/1/2023	25,219	25,149	22,074	2.34
EPS Nass Parent, Inc.	^	(2)(3)(14)	Utilities: Electric	L + 5.75%	6.75%	4/19/2021	4/19/2028	855	836	846	0.09
Ethos Veterinary Health LLC	^	(2)(3)	Consumer Services	L + 4.75%	4.83%	5/17/2019	5/15/2026	2,593	2,574	2,593	0.27
EvolveIP, LLC	^*	(2)(3)(14)	Telecommunications	L + 5.75%	6.75%	11/26/2019	6/7/2023	5,393	5,381	5,393	0.57
Frontline Technologies Holdings, LLC	^*	(2)(3)	Software	L + 5.75%	6.75%	9/18/2017	9/18/2023	3,076	3,062	3,076	0.33
FWR Holding Corporation	^*	(2)(3)(14)	Beverage, Food & Tobacco	L + 5.50%, 0.25% PIK	6.75%	8/21/2017	8/21/2023	34,678	34,403	34,678	3.67
Greenhouse Software, Inc.	^	(2)(3)(14)	Software	L + 6.50%	7.50%	3/1/2021	3/1/2027	15,196	14,847	14,992	1.59
Heartland Home Services, Inc	^	(2)(3)(14)	Consumer Services	L + 6.00%	7.00%	12/15/2020	12/15/2026	546	397	591	0.06
Hercules Borrower LLC	^*	(2)(3)(14)	Environmental Industries	L + 6.50%	7.50%	12/14/2020	12/14/2026	18,499	18,023	18,912	2.00
Higginbotham Insurance Agency, Inc.	^	(2)(3)(14)	Banking, Finance, Insurance & Real Estate	L + 5.50%	6.25%	11/25/2020	11/25/2026	4,776	4,711	4,826	0.51
iCIMS, Inc.	^	(2)(3)	Software	L + 6.50%	7.50%	9/12/2018	9/12/2024	1,671	1,650	1,683	0.18
Individual FoodService Holdings, LLC	^	(2)(3)(14)	Wholesale	L + 6.25%	7.25%	2/21/2020	11/22/2025	6,206	6,079	6,251	0.66
Infront Luxembourg Finance S.À R.L. (Luxembourg)	^	(2)(3)(7)	Hotel, Gaming & Leisure	L + 9.00%	9.00%	5/28/2021	5/28/2027	€8,250	9,769	9,270	0.99
Integrity Marketing Acquisition, LLC	^	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 5.50%	6.50%	1/15/2020	8/27/2025	4,933	4,878	4,953	0.52
K2 Insurance Services, LLC	^*	(2)(3)(14)	Banking, Finance, Insurance & Real Estate	L + 5.00%	6.00%	7/3/2019	7/1/2026	3,373	3,299	3,312	0.35
Kaseya, Inc.	^	(2)(3)(14)	High Tech Industries	L + 4.00%, 3.00% PIK	8.00%	5/3/2019	5/3/2025	18,426	18,152	18,059	1.91
Lifelong Learner Holdings, LLC	^	(2)(3)(14)	Business Services	L + 5.75%	6.75%	10/18/2019	10/18/2026	25,014	24,635	23,227	2.46
LinQuest Corporation	*	(2)(3)	Aerospace & Defense	L + 5.75%	6.50%	7/28/2021	7/28/2028	10,000	9,804	9,908	1.05
Liqui-Box Holdings, Inc.	^	(2)(3)(14)	Containers, Packaging & Glass	L + 4.50%	5.50%	6/3/2019	6/3/2024	2,507	2,490	2,282	0.24

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2021
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
LVF Holdings, Inc.	^*	(2)(3)(14)	Beverage, Food & Tobacco	L + 6.25%	7.25%	6/10/2021	6/10/2027	$40,218	$39,312	$39,666	4.20%
Mailgun Technologies, Inc.	^*	(2)(3)(14)	High Tech Industries	L + 5.00%	6.00%	3/26/2019	3/26/2025	3,231	3,171	3,231	0.34
Material Holdings, LLC	^*	(2)(3)(14)	Business Services	L + 5.75%	6.50%	8/19/2021	8/19/2027	14,770	14,421	14,417	1.53
Maverick Acquisition, Inc.	^*	(2)(3)(14)	Aerospace & Defense	L + 6.00%	7.00%	6/1/2021	6/1/2027	35,892	34,964	35,287	3.74
MMIT Holdings, LLC	^	(2)(3)(14)	High Tech Industries	L + 6.25%	7.25%	9/15/2021	9/15/2027	10,992	10,755	10,752	1.14
National Technical Systems, Inc.	^	(2)(3)(14)	Aerospace & Defense	L + 5.50%	6.50%	10/28/2020	6/12/2023	1,169	1,151	1,184	0.14
NES Global Talent Finance US, LLC (United Kingdom)	^	(2)(3)(7)	Energy: Oil & Gas	L + 5.50%	6.50%	5/9/2018	5/11/2023	9,713	9,649	9,389	0.99
NMI AcquisitionCo, Inc.	^*	(2)(3)(14)	High Tech Industries	L + 5.00%	6.00%	9/6/2017	9/6/2023	40,440	40,264	39,814	4.22
Performance Health Holdings, Inc.	*	(2)(3)	Healthcare & Pharmaceuticals	L + 6.00%	7.00%	7/12/2021	7/12/2027	7,200	7,060	7,099	0.75
PF Growth Partners, LLC	^*	(2)(3)	Hotel, Gaming & Leisure	L + 5.00%	6.00%	7/1/2019	7/11/2025	8,060	7,978	7,874	0.83
PPT Management Holdings, LLC	^	(2)(3)	Healthcare & Pharmaceuticals	L + 6.00%, 2.00% PIK	9.00%	12/15/2016	12/16/2022	28,285	28,235	24,569	2.60
PricewaterhouseCoopers Public Sector LLP	^	(2)(3)(14)	Aerospace & Defense	L + 3.25%	3.38%	5/1/2018	5/1/2023	—	(50)	(16)	0.01
Product Quest Manufacturing, LLC	^	(2)(3)(8)	Containers, Packaging & Glass	L + 6.75%	10.00%	9/21/2017	3/31/2021	840	840	423	0.04
Prophix Software Inc. (Canada)	^	(2)(3)(7)(14)	Software	L + 6.50%	7.50%	2/1/2021	2/1/2026	10,963	10,727	11,352	1.20
Quantic Electronics, LLC	^*	(2)(3)(14)	Aerospace & Defense	L + 6.25%	7.25%	11/19/2020	11/19/2026	14,661	14,356	14,463	1.53
Quantic Electronics, LLC	^*	(2)(3)(14)	Aerospace & Defense	L + 6.25%	7.25%	3/1/2021	3/1/2027	8,916	8,686	8,767	0.93
QW Holding Corporation	^*	(2)(3)	Environmental Industries	L + 6.25%	7.25%	8/31/2016	8/31/2024	42,783	42,583	41,962	4.45
Redwood Services Group, LLC	^*	(2)(3)(14)	High Tech Industries	L + 6.00%	7.00%	11/13/2018	6/6/2023	6,116	6,058	6,116	0.65
Redwood Services Group, LLC	*	(2)(3)	High Tech Industries	L + 8.50%	9.50%	8/14/2020	6/6/2023	3,448	3,383	3,448	0.37
Redwood Services Group, LLC	^*	(2)(3)	High Tech Industries	L + 7.25%	8.25%	10/19/2020	6/6/2023	17,486	17,240	17,486	1.85
Regency Entertainment, Inc.	^	(2)(3)	Media: Diversified & Production	L + 6.75%	7.75%	5/22/2020	10/22/2025	20,000	19,683	19,666	2.08
Reladyne, Inc.	*	(2)(3)	Wholesale	L + 5.00%	6.00%	8/21/2020	7/22/2024	10,049	10,006	9,902	1.05
Riveron Acquisition Holdings, Inc.	*	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 5.75%	6.75%	5/22/2019	5/22/2025	11,430	11,282	11,430	1.21
RSC Acquisition, Inc.	^	(2)(3)(14)	Banking, Finance, Insurance & Real Estate	L + 5.50%	6.50%	11/1/2019	11/1/2026	6,037	5,939	6,037	0.64
Sapphire Convention, Inc.	^*	(2)(3)(14)	Telecommunications	L + 6.25%	7.25%	11/20/2018	11/20/2025	30,045	29,645	26,209	2.77
Smile Doctors, LLC	^*	(2)(3)(14)	Healthcare & Pharmaceuticals	L + 6.00%	7.00%	10/6/2017	10/6/2022	16,802	16,769	16,802	1.78
Southern Graphics, Inc.	^	(2)(3)(11)	Media: Advertising, Printing & Publishing	L + 6.50%	7.50%	10/30/2020	10/23/2023	9,959	9,806	9,690	1.03
SPay, Inc.	^*	(2)(3)(14)	Hotel, Gaming & Leisure	L + 2.30%, 6.95% PIK	10.25%	6/15/2018	6/17/2024	22,569	22,356	19,848	2.10
Speedstar Holding LLC	^*	(2)(3)(14)	Automotive	L + 7.00%	8.00%	1/22/2021	1/22/2027	27,294	26,731	27,679	2.93
Superior Health Linens, LLC	^*	(2)(3)(14)	Business Services	L + 6.50%	7.50%	9/30/2016	12/31/2021	14,889	14,889	14,889	1.58

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2021
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
T2 Systems, Inc.	^*	(2)(3)(14)	Transportation: Consumer	L + 6.75%	7.75%	9/28/2016	9/28/2022	$26,397	$26,252	$26,397	2.79%
TCFI Aevex LLC	^*	(2)(3)(14)	Aerospace & Defense	L + 6.00%	7.00%	3/18/2020	3/18/2026	11,192	10,993	9,903	1.05
The Leaders Romans Bidco Limited (United Kingdom) Term Loan B	^	(2)(3)(7)	Banking, Finance, Insurance & Real Estate	L + 6.25%, 2.50% PIK	9.50%	7/23/2019	6/30/2024	£21,034	25,930	28,271	2.99
The Leaders Romans Bidco Limited (United Kingdom) Term Loan C	^	(2)(3)(7)(14)	Banking, Finance, Insurance & Real Estate	L + 6.25%, 2.50% PIK	9.50%	7/23/2019	6/30/2024	£6,089	7,739	9,331	0.99
Trafigura Trading LLC	^	(2)(3)(13) (14)	Metals & Mining	L + 8.40%	8.75%	7/26/2021	7/18/2022	6,223	6,074	6,073	0.64
Trump Card, LLC	^*	(2)(3)(14)	Transportation: Cargo	L + 4.50%	5.50%	6/26/2018	4/21/2022	8,519	8,507	8,431	0.89
Turbo Buyer, Inc.	^*	(2)(3)(14)	Automotive	L + 5.75%	6.75%	12/2/2019	12/2/2025	20,429	20,032	19,996	2.12
Tweddle Group, Inc.	^	(2)(3)	Media: Advertising, Printing & Publishing	L + 4.50%	5.50%	9/17/2018	9/17/2023	1,515	1,503	1,450	0.15
Unifrutti Financing PLC (Cyprus)	^	(7)	Beverage, Food & Tobacco	7.50%, 1.00% PIK	8.50%	9/15/2019	9/15/2026	€4,621	4,909	5,286	0.55
Unifrutti Financing PLC (Cyprus)	^	(7)	Beverage, Food & Tobacco	11.00% PIK	11.00%	10/22/2020	9/15/2026	€736	832	842	0.09
US INFRA SVCS Buyer, LLC	^*	(2)(3)(14)	Environmental Industries	L + 6.50%	7.50%	4/13/2020	4/13/2026	7,929	7,441	7,277	0.77
USLS Acquisition, Inc.	^	(2)(3)(14)	Business Services	L + 5.75%	6.75%	11/30/2018	11/30/2024	21,283	21,017	20,634	2.18
Westfall Technik, Inc.	^*	(2)(3)(14)	Chemicals, Plastics & Rubber	L + 5.75%	6.75%	9/13/2018	9/13/2024	27,743	27,530	27,002	2.86
Westfall Technik, Inc.	^	(2)(3)	Chemicals, Plastics & Rubber	L + 6.25%	7.25%	7/1/2021	9/13/2024	4,970	4,874	4,842	0.51
Yellowstone Buyer Acquisition, LLC	^	(2)(3)	Durable Consumer Goods	L + 5.75%	6.75%	9/13/2021	9/13/2027	450	441	441	0.05
YLG Holdings, Inc.	^	(2)(3)(14)	Consumer Services	L + 6.00%	7.00%	9/30/2020	11/1/2025	1,883	1,831	1,903	0.20
Zemax Software Holdings, LLC	^	(2)(3)(14)	Software	L + 5.75%	6.75%	6/25/2018	6/25/2024	6,226	6,170	6,226	0.66
Zenith Merger Sub, Inc.	^*	(2)(3)(14)	Business Services	L + 5.25%	6.25%	12/13/2017	12/13/2024	10,520	10,449	10,520	1.11
First Lien Debt Total									$1,269,406	$1,238,349	131.13%

Second Lien Debt (18.1% of fair value)
11852604 Canada Inc. (Canada)	^	(2)(3)(7)	Healthcare & Pharmaceuticals	L + 9.50%	10.50%	9/30/2021	9/30/2028	$6,590	$6,425	$6,425	0.68%
AI Convoy S.A.R.L (United Kingdom)	^	(2)(3)(7)	Aerospace & Defense	L + 8.25%	9.25%	1/17/2020	1/17/2028	24,814	24,345	25,744	2.73
Aimbridge Acquisition Co., Inc.	^	(2)(3)	Hotel, Gaming & Leisure	L + 7.50%	7.59%	2/1/2019	2/1/2027	9,241	9,118	8,567	0.91
AP Plastics Acquisition Holdings, LLC	^	(2)(3)	Chemicals, Plastics & Rubber	L + 7.50%	8.25%	8/10/2021	8/10/2029	38,180	37,143	37,130	3.93
AQA Acquisition Holdings, Inc.	^*	(2)(3)	High Tech Industries	L + 7.50%	8.00%	3/3/2021	3/3/2029	35,000	34,168	34,539	3.66
Brave Parent Holdings, Inc.	^*	(2)(3)	Software	L + 7.50%	7.58%	10/3/2018	4/19/2026	18,197	17,902	18,197	1.93
Drilling Info Holdings, Inc.	^	(2)(3)	Energy: Oil & Gas	L + 8.25%	8.33%	2/11/2020	7/30/2026	18,600	18,195	18,786	1.99

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2021
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Jazz Acquisition, Inc.	^*	(2)(3)	Aerospace & Defense	L + 8.00%	8.08%	6/13/2019	6/18/2027	$23,450	$23,178	$20,046	2.12%
Outcomes Group Holdings, Inc.	^*	(2)(3)	Business Services	L + 7.50%	7.63%	10/23/2018	10/26/2026	1,731	1,728	1,731	0.18
PAI Holdco, Inc.	^	(2)(3)	Automotive	L + 6.00%, 2.00% PIK	9.00%	10/28/2020	10/28/2028	13,738	13,368	13,738	1.45
Peraton Corp.	^*	(2)(3)	Aerospace & Defense	L + 7.75%	8.50%	2/24/2021	2/1/2029	12,300	12,120	12,272	1.30
Quartz Holding Company	^	(2)(3)	Software	L + 8.00%	8.09%	4/2/2019	4/2/2027	7,048	6,941	7,048	0.75
Reladyne, Inc.	^	(2)(3)	Wholesale	L + 9.50%	10.50%	4/19/2018	1/21/2025	12,242	12,170	11,963	1.27
Stonegate Pub Company Bidco Limited (United Kingdom)	^	(2)(3)(7)	Beverage, Food & Tobacco	L + 8.50%	8.61%	3/12/2020	3/12/2028	£20,000	24,773	22,849	2.42
Tank Holding Corp.	^*	(2)(3)	Capital Equipment	L + 8.25%	8.33%	3/26/2019	3/26/2027	35,965	35,561	36,325	3.85
TruGreen Limited Partnership	^	(2)(3)	Consumer Services	L + 8.50%	9.25%	11/16/2020	11/2/2028	13,000	12,763	13,197	1.40
Watchfire Enterprises, Inc.	^	(2)(3)	Media: Advertising, Printing & Publishing	L + 8.25%	9.25%	10/2/2013	10/2/2024	7,000	7,000	7,000	0.74
World 50, Inc.	^	(9)	Business Services	11.50%	11.50%	1/10/2020	1/9/2027	18,552	18,203	18,181	1.93
WP CPP Holdings, LLC	^	(2)(3)	Aerospace & Defense	L + 7.75%	8.75%	7/18/2019	4/30/2026	39,500	39,218	38,832	4.11
Second Lien Debt Total									$354,319	$352,570	37.33%

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2021
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (2.7% of fair value)
ANLG Holdings, LLC	^	(6)	Capital Equipment	6/22/2018	592	$592	$758	0.08%
Appriss Health, LLC	^	(6)	Healthcare & Pharmaceuticals	5/6/2021	4	4,333	4,354	0.46
Atlas Ontario LP (Canada)	^	(6)(7)	Business Services	4/7/2021	5,114	5,114	5,114	0.54
Avenu Holdings, LLC	^	(6)	Sovereign & Public Finance	9/28/2018	172	172	534	0.06
BK Intermediate Company, LLC	^	(6)	Healthcare & Pharmaceuticals	5/27/2020	288	288	390	0.04
Central Security Group, Inc.	^*	(6)	Consumer Services	10/16/2020	443	—	—	—
Chartis Holding, LLC	^	(6)	Business Services	5/1/2019	433	433	738	0.08
CIP Revolution Holdings, LLC	^	(6)	Media: Advertising, Printing & Publishing	8/19/2016	318	318	209	0.02
Cority Software Inc. (Canada)	^	(6)	Software	7/2/2019	250	250	406	0.04
Derm Growth Partners III, LLC	^	(6)	Healthcare & Pharmaceuticals	5/31/2016	1,000	1,000	—	—
Diligent Corporation	^	(6)	Telecommunications	4/5/2021	11	10,269	10,257	1.09
ECP Parent, LLC	^	(6)	Healthcare & Pharmaceuticals	3/29/2018	268	—	290	0.03
K2 Insurance Services, LLC	^	(6)	Banking, Finance, Insurance & Real Estate	7/3/2019	433	306	575	0.06
Legacy.com, Inc.	^	(6)	High Tech Industries	3/20/2017	1,500	1,500	1,162	0.12
Mailgun Technologies, Inc.	^	(6)	High Tech Industries	3/26/2019	424	424	1,258	0.13
North Haven Goldfinch Topco, LLC	^	(6)	Containers, Packaging & Glass	6/18/2018	2,315	2,315	2,639	0.28
Pascal Ultimate Holdings, L.P	^	(6)	Capital Equipment	7/21/2021	36	364	364	0.04
T2 Systems Parent Corporation	^	(6)	Transportation: Consumer	9/28/2016	556	556	734	0.08
Tailwind HMT Holdings Corp.	^	(6)	Energy: Oil & Gas	11/17/2017	22	1,558	2,023	0.21
Tank Holding Corp.	^	(6)	Capital Equipment	3/26/2019	850	482	1,027	0.11
Titan DI Preferred Holdings, Inc.	^	(6)	Energy: Oil & Gas	2/11/2020	12,420	12,158	12,544	1.33
Turbo Buyer, Inc.	^	(6)	Automotive	12/2/2019	1,925	933	2,977	0.32
Tweddle Holdings, Inc.	^*	(6)	Media: Advertising, Printing & Publishing	9/17/2018	17	—	—	—
Unifrutti Financing PLC (Cyprus)	^	(6)	Beverage, Food & Tobacco	10/22/2020	—	469	467	0.05
Unifrutti Financing PLC (Cyprus)	^	(6)	Beverage, Food & Tobacco	10/22/2020	1	133	91	0.01
USLS Acquisition, Inc.	^	(6)	Business Services	11/30/2018	641	641	796	0.08
W50 Parent LLC	^	(6)	Business Services	1/10/2020	500	190	720	0.08
Zenith American Holding, Inc.	^	(6)	Business Services	12/13/2017	1,564	782	1,550	0.16
Zillow Topco LP	^	(6)	Software	6/25/2018	313	312	688	0.07
Equity Investments Total						$45,892	$52,665	5.58%
Total investments—non-controlled/non-affiliated						$1,669,617	$1,643,584	174.04%

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2021
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/affiliated		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (1.6% of fair value)
Direct Travel, Inc.	^*	(2)(3)(8)(12)	Hotel, Gaming & Leisure	L + 1.00%, 8.35% PIK	9.50%	10/14/2016	10/1/2023	$36,711	$35,979	$27,679	2.93%
Direct Travel Inc.	^	(2)(3)(12)(14)	Hotel, Gaming & Leisure	L + 6.00%	7.00%	10/1/2020	10/1/2023	2,731	2,603	2,731	0.29
First Lien Debt Total									$38,582	$30,410	3.22%

Investments—non-controlled/affiliated		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (0.0% of fair value)
Direct Travel, Inc.	^	(6)(12)	Hotel, Gaming & Leisure	10/1/2020	43	$—	$—	—%
Equity Investments Total						$—	$—	—%
Total investments—non-controlled/affiliated						$38,582	$30,410	3.22%

Investments—controlled/affiliated		Footnotes	Industry	Reference Rate & Spread(2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (0.3% of fair value)
SolAero Technologies Corp. (A1 Term Loan)	^	(2)(3)(8)(10)	Telecommunications	L + 8.00% (100% PIK)	9.00%	4/12/2019	10/12/2022	$3,166	$3,166	$1,202	0.13%
SolAero Technologies Corp. (A2 Term Loan)	^	(2)(3)(8)(10)	Telecommunications	L + 8.00% (100% PIK)	9.00%	4/12/2019	10/12/2022	8,707	8,707	3,305	0.35
SolAero Technologies Corp. (Priority Facilities)	^	(2)(3)(10)(14)	Telecommunications	L + 6.00%	7.00%	4/12/2019	10/12/2022	2,287	2,272	2,287	0.24
First Lien Debt Total									$14,145	$6,794	0.72%

Investments—controlled/affiliated		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (0.0% of fair value)
SolAero Technologies Corp.	^	(6)(10)	Telecommunications	4/12/2019	3	$2,815	$—	—%
Equity Investments Total						$2,815	$—	—%

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2021
(dollar amounts in thousands)
(unaudited)

Investments—controlled/affiliated		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par Amount/ LLC Interest **	Cost	Fair Value (5)	% of Net Assets
Investment Funds (13.7% of fair value)
Middle Market Credit Fund II, LLC, Member's Interest	^	(7)(10)	Investment Funds	N/A	—%	11/3/2020	12/31/2030	$78,122	$78,096	$78,143	8.27%
Middle Market Credit Fund, LLC, Subordinated Loan and Member's Interest	^	(7)(10)	Investment Funds	N/A	—%	2/29/2016	12/31/2024	193,000	193,000	189,275	20.04
Middle Market Credit Fund, Mezzanine Loan	^	(2)(7)(9)(10)	Investment Funds	L + 9.00%	9.13%	6/30/2016	5/21/2022	—	—	—	—
Investment Funds Total									$271,096	$267,418	28.32%
Total investments—controlled/affiliated									$288,056	$274,212	29.05%
Total Investments									$1,996,255	$1,948,206	206.29%

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
(1)Unless otherwise indicated, issuers of debt and equity investments held by the Company are domiciled in the United States. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of September 30, 2021, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of September 30, 2021, the Company is not an “affiliated person” of any of these portfolio companies. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of September 30, 2021. As of September 30, 2021, the reference rates for our variable rate loans were the 30-day LIBOR at 0.08%, the 90-day LIBOR at 0.13% and the 180-day LIBOR at 0.16%.
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
(6)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2021, the aggregate fair value of these securities is $52,665, or 5.58% of the Company’s net assets.
(7)The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(8)Loan was on non-accrual status as of September 30, 2021.
(9)Represents a corporate mezzanine loan, which is subordinated to senior secured term loans of the portfolio company/investment fund.

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2021
(dollar amounts in thousands)
(unaudited)
(10)Under the Investment Company Act, the Company is deemed to be an “affiliated person” of and “control” this investment fund because the Company owns more than 25% of the investment fund’s outstanding voting securities and/or has the power to exercise control over management or policies of such investment fund. See Note 5, Middle Market Credit Fund, LLC, and Note 6, Middle Market Credit Fund II, LLC, for more details. Transactions related to investments in controlled affiliates for the nine month period ended September 30, 2021, were as follows:

Investments—controlled/affiliated	Fair Value as of December 31, 2020	Additions/Purchases	Reductions/Sales/ Paydowns	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of September 30, 2021	Dividend and Interest Income
Middle Market Credit Fund, LLC, Mezzanine Loan	$—	$—	$—	$—	$—	$—	$—
Middle Market Credit Fund, LLC, Subordinated Loan and Member’s Interest	205,891	—	(23,000)	—	6,384	189,275	15,000
Middle Market Credit Fund II LLC, Member's Interest	77,395	—	—	—	748	78,143	7,539
Total investments—controlled/affiliated	$283,286	$—	$(23,000)	$—	$7,132	$267,418	$22,539

Investments—controlled/affiliated	Fair Value as of December 31, 2020	Additions/Purchases	Reductions/Sales/ Paydowns	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of September 30, 2021	Dividend and Interest Income
SolAero Technologies Corp. (Priority Term Loan)	$2,460	$—	$(173)	$—	$—	$2,287	$157
SolAero Technologies Corp. (A1 Term Loan)	1,214	—	—	—	(12)	1,202	—
SolAero Technologies Corp. (A2 Term Loan)	3,338	—	—	—	(33)	3,305	—
Solaero Technology Corp. (Equity)	—	—	—	—	—	—	—
Total investments—controlled/affiliated	$7,012	$—	$(173)	$—	$(45)	$6,794	$157

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
(12)    Under the Investment Company Act, the Company is deemed an "affiliated person" of this portfolio company because the Company owns 5% or more of the portfolio company's outstanding voting securities. Transactions related to the portfolio company during the nine month period ended September 30, 2021 were as follows:

Investments—non-controlled/affiliated	Fair Value as of December 31, 2020	Additions/Purchases	Reductions/Sales/ Paydowns	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of September 30, 2021	Dividend and Interest Income
Direct Travel, Inc.	$24,949	$—	$(363)	$2	$3,091	$27,679	$—
Direct Travel, Inc.	1,231	1,372	—	—	128	2,731	130
Direct Travel, Inc. (Equity)	—	—	—	—	—	—	—
Total investments—non-controlled/affiliated	$26,180	$1,372	$(363)	$2	$3,219	$30,410	$130

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2021
(dollar amounts in thousands)
(unaudited)
(13)The investment is secured by receivables purchased from the portfolio company, with an implied discount of 8.75%. The investment was made via a tranched participation arrangement between the purchaser of such receivables and the Company. The investment has a secondary priority behind the rights of such purchaser.
(14)As of September 30, 2021, the Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
First and Second Lien Debt—unfunded delayed draw and revolving term loans commitments
Advanced Web Technologies Holding Company	Delayed Draw	1.00%	$2,299	$23
Advanced Web Technologies Holding Company	Revolver	0.50	906	9
Airnov, Inc.	Revolver	0.50	875	—
American Physician Partners, LLC	Revolver	0.50	550	—
AMS Group HoldCo, LLC	Revolver	0.50	2,315	—
Analogic Corporation	Revolver	0.50	168	(1)
Applied Technical Services, LLC	Delayed Draw	1.00	132	—
Applied Technical Services, LLC	Revolver	0.50	53	—
Appriss Health, LLC	Revolver	0.50	2,963	(45)
Apptio, Inc.	Revolver	0.50	1,420	11
Ascend Buyer,LLC	Revolver	0.50	1,284	(26)
Associations, Inc.	Revolver	0.50	723	3
Associations, Inc.	Delayed Draw	1.00	1,753	6
Associations, Inc.	Delayed Draw	1.00	1,753	6
Associations, Inc.	Delayed Draw	2.50	715	3
BMS Holdings III Corp.	Delayed Draw	1.00	9,688	(100)
Captive Resources Midco, LLC	Revolver	0.50	2,143	—
Chartis Holding, LLC	Revolver	0.50	217	—
Chemical Computing Group ULC (Canada)	Revolver	0.50	29	—
Chudy Group, LLC	Delayed Draw	1.00	138	(1)
Chudy Group, LLC	Revolver	0.50	34	—
Comar Holding Company, LLC	Revolver	0.50	1,467	(1)
Cority Software Inc. (Canada)	Revolver	0.50	3,000	—
DCA Investment Holding, LLC	Delayed Draw	1.00	1,970	—
DermaRite Industries, LLC	Revolver	0.50	579	(86)
Diligent Corporation	Revolver	0.50	47	1
Diligent Corporation	Delayed Draw	1.00	110	2
Direct Travel Inc.	Delayed Draw	0.50	1,657	—
Dwyer Instruments, Inc	Revolver	0.50	626	(5)
Dwyer Instruments, Inc	Delayed Draw	1.00	1,003	(9)
Ellkay, LLC	Revolver	0.50	1,786	(36)
EPS Nass Parent, Inc.	Revolver	0.50	59	(1)
EPS Nass Parent, Inc.	Delayed Draw	1.00	85	(1)
EvolveIP, LLC	Delayed Draw	1.00	3,333	—

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2021
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
EvolveIP, LLC	Revolver	0.50%	$887	$—
FWR Holding Corporation	Revolver	0.50	4,444	—
Greenhouse Software, Inc.	Revolver	0.50	1,471	(18)
Quantic Electronics, LLC	Revolver	0.50	557	(7)
Heartland Home Services, Inc	Delayed Draw	—	14,181	43
Heartland Home Services, Inc	Revolver	0.50	104	—
Hercules Borrower LLC	Revolver	0.50	2,160	43
Higginbotham Insurance Agency, Inc.	Delayed Draw	1.00	202	2
Individual FoodService Holdings, LLC	Delayed Draw	1.00	103	1
Individual FoodService Holdings, LLC	Delayed Draw	1.00	403	2
Individual FoodService Holdings, LLC	Revolver	0.50	706	4
K2 Insurance Services, LLC	Revolver	0.50	1,120	(15)
Kaseya Inc.	Delayed Draw	1.00	1,008	(18)
Kaseya Inc.	Revolver	0.50	1,543	(27)
Lifelong Learner Holdings, LLC	Revolver	0.50	2	—
Lifelong Learner Holdings, LLC	Delayed Draw	1.00	1,690	(113)
Liqui-Box Holdings, Inc.	Revolver	0.50	123	(11)
LVF Holdings, Inc.	Delayed Draw	1.00	4,670	(54)
LVF Holdings, Inc.	Revolver	0.50	2,568	(30)
Mailgun Technologies, Inc.	Revolver	0.50	1,342	—
Material Holdings, LLC	Revolver	1.00	959	(19)
Material Holdings, LLC	Delayed Draw	—	1,916	(38)
Maverick Acquisition, Inc.	Delayed Draw	1.00	12,818	(159)
MMIT Holdings, LLC	Revolver	0.50	980	(20)
National Technical Systems, Inc.	Revolver	0.50	835	6
NMI AcquisitionCo, Inc.	Revolver	0.50	1,280	(19)
Prophix Software Inc. (Canada)	Revolver	0.50	1,993	60
PricewaterhouseCoopers Public Sector LLP	Revolver	0.50	6,250	(16)
Quantic Electronics, LLC	Delayed Draw	1.00	3,164	(39)
Quantic Electronics, LLC	Revolver	0.50	824	(10)
Quantic Electronics, LLC	Revolver	0.50	557	(7)
Redwood Services Group, LLC	Delayed Draw	1.00	3,905	—
RSC Acquisition, Inc.	Revolver	0.50	462	—
Sapphire Convention, Inc.	Revolver	0.50	2,422	(286)
Smile Doctors, LLC	Revolver	0.50	707	—
SolAero Technologies Corp. (Priority Facilities)	Revolver	0.50	1,084	—
SolAero Technologies Corp. (Priority Facilities)	Revolver	0.50	984	—
SPay, Inc.	Revolver	0.50	648	(76)

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2021
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
Speedstar Holding, LLC	Delayed Draw	1.00%	$3,775	$47
Superior Health Linens, LLC	Revolver	0.50	1,833	—
T2 Systems, Inc.	Revolver	0.50	2,933	—
TCFI Aevex LLC	Delayed Draw	1.00	1,835	(179)
TCFI Aevex LLC	Delayed Draw	1.00	214	(21)
The Leaders Romans Bidco Limited (United Kingdom)	Delayed Draw	1.56	£1,927	322
Trafigura Trading LLC	Revolver	0.50	13,774	(103)
Trump Card, LLC	Revolver	0.50	199	(2)
Turbo Buyer, Inc.	Revolver	0.50	1,217	(24)
US INFRA SVCS Buyer, LLC	Revolver	0.50	1,488	(31)
US INFRA SVCS Buyer, LLC	Delayed Draw	1.00	22,234	(458)
USLS Acquisition, Inc.	Revolver	0.50	1,418	(41)
Westfall Technik, Inc.	Revolver	0.50	216	(6)
YLG Holdings, Inc.	Delayed Draw	1.00	102	1
Zemax Software Holdings, LLC	Revolver	0.50	642	—
Zenith Merger Sub, Inc.	Revolver	0.50	2,120	—
Total unfunded commitments			$182,989	$(1,557)

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2021
(dollar amounts in thousands)
(unaudited)
As of September 30, 2021, investments at fair value consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$1,322,133	$1,275,553	65.5%
Second Lien Debt	354,319	352,570	18.1
Equity Investments	48,707	52,665	2.7
Investment Funds	271,096	267,418	13.7
Total	$1,996,255	$1,948,206	100.0%
The rate type of debt investments at fair value as of September 30, 2021 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value of First and Second Lien Debt
Floating Rate	$1,652,508	$1,603,814	98.5%
Fixed Rate	23,944	24,309	1.5
Total	$1,676,452	$1,628,123	100.0%

The industry composition of investments at fair value as of September 30, 2021 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$178,765	$176,390	9.1%
Automotive	61,064	64,390	3.3
Banking, Finance, Insurance & Real Estate	74,180	78,958	4.1
Beverage, Food & Tobacco	104,831	103,879	5.4
Business Services	114,068	114,103	5.9
Capital Equipment	51,298	52,923	2.7
Chemicals, Plastics & Rubber	69,547	68,974	3.5
Construction & Building	6,994	7,246	0.4
Consumer Services	27,492	27,814	1.4
Containers, Packaging & Glass	57,113	57,405	2.9
Durable Consumer Goods	441	441	—
Energy: Oil & Gas	41,560	42,742	2.2
Environmental Industries	68,047	68,151	3.5
Healthcare & Pharmaceuticals	232,742	208,590	10.7
High Tech Industries	163,405	164,565	8.5
Hotel, Gaming & Leisure	98,900	85,700	4.4
Investment Funds	271,096	267,418	13.7
Media: Advertising, Printing & Publishing	18,627	18,349	0.9
Media: Diversified & Production	19,683	19,666	1.0
Metals & Mining	6,074	6,073	0.3
Retail	32,747	32,856	1.7

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2021
(dollar amounts in thousands)
(unaudited)

Industry	Amortized Cost	Fair Value	% of Fair Value
Software	$112,475	$112,359	5.8%
Sovereign & Public Finance	13,645	14,114	0.7
Telecommunications	87,992	71,347	3.7
Transportation: Cargo	27,570	27,660	1.4
Transportation: Consumer	26,808	27,131	1.4
Utilities: Electric	836	846	—
Wholesale	28,255	28,116	1.4
	$1,996,255	$1,948,206	100.0%
The geographical composition of investments at fair value as of September 30, 2021 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Canada	$46,431	$47,646	2.4%
Cyprus	6,343	6,686	0.3
Luxembourg	41,694	38,854	2.0
United Kingdom	92,436	95,584	4.9
United States	1,809,351	1,759,436	90.4
Total	$1,996,255	$1,948,206	100.0%

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
As of September 30, 2021
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

The interim financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of consolidated financial statements for the interim periods presented have been included. These adjustments are of a normal, recurring nature. This Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2020. The results of operations for the three and nine month periods ended September 30, 2021 are not necessarily indicative of the operating results to be expected for the full year.
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
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash consist of demand deposits and highly liquid investments (e.g., money market funds, U.S. treasury notes) with original maturities of three months or less. Cash equivalents are carried at amortized cost, which approximates fair value. The Company’s cash, cash equivalents and restricted cash are held with two large financial institutions and cash held in such financial institutions may, at times, exceed the Federal Deposit Insurance Corporation insured limit. As of September 30, 2021 and December 31, 2020, the Company had restricted cash balances of $21,787 and $16,184, respectively, which represent amounts that are collected by trustees who have been appointed as custodians of the assets securing certain of the Company's financing transactions, and held for payment of interest expense and principal on the outstanding borrowings, or reinvestment into new assets.
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
The Company has loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Consolidated Statements of Operations. As of September 30, 2021 and December 31, 2020, the fair value of the loans in the portfolio with PIK provisions was $254,295 and $240,861, respectively, which represents approximately 13.1% and 13.2% of total investments at fair value, respectively. For the three month and nine month periods ended September 30, 2021, the Company earned $2,441 and $6,884 in PIK income, respectively. For the three month and nine month periods ended September 30, 2020, the Company earned $1,810 and $3,655 in PIK income, respectively. PIK income is included in interest income in the accompanying Consolidated Statements of Operations.
Dividend Income
Dividend income from the investment funds, Credit Fund and Credit Fund II, is recorded on the record date for the investment fund to the extent that such amounts are payable by the investment funds and are expected to be collected.
Other Income
Other income may include income such as consent, waiver, amendment, unused, underwriting, arranger and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive fees for guaranteeing the outstanding debt of a portfolio company. Such fees are amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in other assets in the accompanying Consolidated Statements of Assets and Liabilities. For the three month and nine month periods ended September 30, 2021, the Company earned $759 and $4,636 in other income, respectively. For the three month and nine month periods ended September 30, 2020, the Company earned $2,110 and $8,001 in other income, respectively.
Non-Accrual Income
Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid current and, in management’s judgment, are likely to remain current. Management may determine not to place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2021 and December 31, 2020, the fair value of the loans in the portfolio on non-accrual status was $67,465 and $58,136, respectively. The remaining first and second lien debt investments were performing and current on their interest payments as of September 30, 2021 and December 31, 2020.
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
In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. For the three month and nine month periods ended September 30, 2021, the Company incurred $163 and $426 in excise tax expense, respectively. For the three month and nine month periods ended September 30, 2020, the Company incurred $387 and $539 in excise tax expense, respectively.
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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of September 30, 2021 and December 31, 2020.
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
Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the three month and nine month periods ended September 30, 2021 and 2020, there were no transfers between levels.
The following tables summarize the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of September 30, 2021 and December 31, 2020:

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$1,275,553	$1,275,553
Second Lien Debt	—	—	352,570	352,570
Equity Investments	—	—	52,665	52,665
Investment Funds
Mezzanine Loan	—	—	—	—
Subordinated Loan and Member's Interest	—	—	189,275	189,275
Total	$—	$—	$1,870,063	$1,870,063
Investments measured at net asset value (1)				78,143
Total				$1,948,206

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$1,224,063	$1,224,063
Second Lien Debt	—	—	284,523	284,523
Equity Investments	—	—	33,877	33,877
Investment Funds
Mezzanine Loan	—	—	—	—
Subordinated Loan and Member's Interest	—	—	205,891	205,891
Total	$—	$—	$1,748,354	$1,748,354
Investments measured at net asset value (1)				77,395
Total				$1,825,749
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

The changes in the Company’s investments at fair value for which the Company has used Level 3 inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level 3 investments still held are as follows:

	Financial Assets
	For the three month period ended September 30, 2021
	First Lien Debt	Second Lien Debt	Equity Investments	Investment Fund - Subordinated Loan and Member's Interest	Total
Balance, beginning of period	$1,246,018	$313,130	$53,379	$181,343	$1,793,870
Purchases	213,790	57,365	1,490	—	272,645
Sales	(122,671)	(3,038)	(8,942)	—	(134,651)
Paydowns	(72,567)	(15,130)	(436)	—	(88,133)
Accretion of discount	1,987	502	12	—	2,501
Net realized gains (losses)	590	(12)	6,987	—	7,565
Net change in unrealized appreciation (depreciation)	8,406	(247)	175	7,932	16,266
Balance, end of period	$1,275,553	$352,570	$52,665	$189,275	$1,870,063
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held at the reporting date included in net change in unrealized appreciation (depreciation) on investments on the Consolidated Statements of Operations	$8,359	$(207)	$2,046	$7,932	$18,130

	Financial Assets
	For the nine month period ended September 30, 2021
	First Lien Debt	Second Lien Debt	Equity Investments	Investment Fund - Subordinated Loan and Member's Interest	Total
Balance, beginning of period	$1,224,063	$284,523	$33,877	$205,891	$1,748,354
Purchases	492,348	120,678	21,523	—	634,549
Sales	(277,066)	(7,913)	(14,151)	—	(299,130)
Paydowns	(198,882)	(57,526)	(436)	(23,000)	(279,844)
Accretion of discount	5,360	1,146	24	—	6,530
Net realized gains (losses)	2,218	(28)	8,993	—	11,183
Net change in unrealized appreciation (depreciation)	27,512	11,690	2,835	6,384	48,421
Balance, end of period	$1,275,553	$352,570	$52,665	$189,275	$1,870,063
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held at the reporting date included in net change in unrealized appreciation (depreciation) on investments on the Consolidated Statements of Operations	$24,914	$11,847	$4,553	$6,384	$47,698

	Financial Assets
	For the three month period ended September 30, 2020
	First Lien Debt	Second Lien Debt	Equity Investments	Investment Fund - Mezzanine Loan	Investment Fund - Subordinated Loan and Member's Interest	Total
Balance, beginning of period	$1,394,913	$278,623	$31,756	$—	$202,263	$1,907,555
Purchases	59,529	—	358	—	—	59,887
Sales	(6,045)	—	—	—	—	(6,045)
Paydowns	(29,034)	(4)	(468)	—	—	(29,506)
Accretion of discount	1,269	176	6	—	—	1,451
Net realized gains (losses)	(677)	—	468	—	—	(209)
Net change in unrealized appreciation (depreciation)	3,236	8,864	867	—	2,073	15,040
Balance, end of period	$1,423,191	$287,659	$32,987	$—	$204,336	$1,948,173
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held at the reporting date included in net change in unrealized appreciation (depreciation) on investments on the Consolidated Statements of Operations	$2,161	$8,864	$867	$—	$2,073	$13,965

	Financial Assets
	For the nine month period ended September 30, 2020
	First Lien Debt	Second Lien Debt	Equity Investments	Investment Fund - Mezzanine Loan	Investment Fund - Subordinated Loan and Member's Interest	Total
Balance, beginning of period	$1,663,138	$234,532	$21,698	$93,000	$111,596	$2,123,964
Purchases	196,562	89,776	11,076	63,500	92,500	453,414
Sales	(242,324)	(2,760)	—	(156,500)	—	(401,584)
Paydowns	(118,446)	(15,236)	(1,492)	—	—	(135,174)
Accretion of discount	4,774	722	14	—	—	5,510
Net realized gains (losses)	(50,302)	(213)	825	—	—	(49,690)
Net change in unrealized appreciation (depreciation)	(30,211)	(19,162)	866	—	240	(48,267)
Balance, end of period	$1,423,191	$287,659	$32,987	$—	$204,336	$1,948,173
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held as of the reporting date included in net change in unrealized appreciation (depreciation) on investments on the Consolidated Statements of Operations	$(66,484)	$(18,905)	$866	$—	$240	$(84,283)
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
The following tables summarize the quantitative information related to the significant unobservable inputs for Level 3 instruments which are carried at fair value as of September 30, 2021 and December 31, 2020:

	Fair Value as of September 30, 2021	Valuation Techniques	Significant Unobservable Inputs	Range
				Low	High	Weighted Average
Investments in First Lien Debt	$1,034,819	Discounted Cash Flow	Discount Rate	3.68%	14.29%	7.95%
	173,692	Consensus Pricing	Indicative Quotes	95.75	100.00	98.16
	67,042	Income Approach	Discount Rate	11.27%	12.63%	11.92%
		Market Approach	Comparable Multiple	3.15x	8.32x	7.30x
Total First Lien Debt	1,275,553
Investments in Second Lien Debt	252,002	Discounted Cash Flow	Discount Rate	7.18%	14.44%	9.30%
	100,568	Consensus Pricing	Indicative Quotes	97.25	98.31	97.81
Total Second Lien Debt	352,570
Investments in Equity	52,665	Income Approach	Discount Rate	7.22%	11.27%	8.67%
		Market Approach	Comparable Multiple	8.32x	16.43x	11.11x
Total Equity Investments	52,665
Investments in Investment Fund
Subordinated Loan and Member's Interest	189,275	Discounted Cash Flow	Discount Rate	8.50%	8.50%	8.50%
		Discounted Cash Flow	Default Rate	3.00%	3.00%	3.00%
		Discounted Cash Flow	Recovery Rate	65.00%	65.00%	65.00%
Total Investments in Investment Fund	189,275
Total Level 3 Investments	$1,870,063

	Fair Value as of December 31, 2020	Valuation Techniques	Significant Unobservable Inputs	Range
				Low	High	Weighted Average
Investments in First Lien Debt	$879,159	Discounted Cash Flow	Discount Rate	3.96%	16.60%	8.80%
	287,191	Consensus Pricing	Indicative Quotes	89.11	100.00	97.70
	57,713	Income Approach	Discount Rate	12.80%	14.70%	13.50%
		Market Approach	Comparable Multiple	3.17x	6.99x	6.43x
Total First Lien Debt	1,224,063
Investments in Second Lien Debt	238,785	Discounted Cash Flow	Discount Rate	7.14%	15.27%	9.67%
	45,738	Consensus Pricing	Indicative Quotes	82.88	100.00	87.75
Total Second Lien Debt	284,523
Investments in Equity	33,877	Income Approach	Discount Rate	7.22%	12.80%	8.84%
		Market Approach	Comparable Multiple	6.99x	16.43x	10.50x
Total Equity Investments	33,877
Investment in Investment Fund
Mezzanine Loan	—	Collateral Analysis	Recovery Rate	100.00%	100.00%	100.00%
Subordinated Loan and Member's Interest	205,891	Discounted Cash Flow	Discount Rate	8.50%	8.50%	8.50%
		Discounted Cash Flow	Default Rate	3.00%	3.00%	3.00%
		Discounted Cash Flow	Recovery Rate	65.00%	65.00%	65.00%
Total Investments in Investment Fund	205,891
Total Level 3 Investments	$1,748,354
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
Financial instruments disclosed but not carried at fair value
The following table presents the carrying value and fair value of the Company’s secured borrowings and senior unsecured notes disclosed but not carried at fair value as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured borrowings	$425,545	$425,545	$347,949	$347,949
2019 Notes	115,000	116,250	115,000	116,250
2020 Notes	75,000	75,000	75,000	75,000
Total	$615,545	$616,795	$537,949	$539,199
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
The following table represents the carrying values (before debt issuance costs) and fair values of the Company’s 2015-1R Notes disclosed but not carried at fair value as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Aaa/AAA Class A-1-1-R Notes	$234,800	$234,917	$234,800	$230,996
Aaa/AAA Class A-1-2-R Notes	50,000	50,000	50,000	49,645
Aaa/AAA Class A-1-3-R Notes	25,000	25,038	25,000	25,017
AA Class A-2-R Notes	66,000	66,007	66,000	64,895
A Class B Notes	46,400	46,405	46,400	45,291
BBB- Class C Notes	27,000	26,849	27,000	24,592
Total	$449,200	$449,216	$449,200	$440,436
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

Below is a summary of the base management fees and incentive fees incurred during the three month and nine month periods ended September 30, 2021 and 2020.

	For the three month periods ended		For the nine month periods ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Base management fees	$7,233	$7,134	$21,024	$21,585
Incentive fees on pre-incentive fee net investment income	4,516	4,322	13,193	14,075
Realized capital gains incentive fees	—	—	—	—
Accrued capital gains incentive fees	—	—	—	—
Total capital gains incentive fees	—	—	—	—
Total incentive fees	4,516	4,322	13,193	14,075
Total base management fees and incentive fees	$11,749	$11,456	$34,217	$35,660
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
As of September 30, 2021 and December 31, 2020, $11,752 and $11,549, respectively, was included in base management and incentive fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
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
For the three month periods ended September 30, 2021 and 2020, the Company incurred $400 and $167, respectively, in fees under the Administration Agreement. For the nine month periods ended September 30, 2021 and 2020, the Company incurred $1,057 and $539, respectively, in fees under the Administration Agreement. These fees are included in administrative service fees in the accompanying Consolidated Statements of Operations. As of September 30, 2021 and December 31, 2020, $661 and $85, respectively, was unpaid and included in administrative service fees payable in the accompanying Consolidated Statements of Assets and Liabilities.

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
For the three month periods ended September 30, 2021 and 2020, the Company incurred $169 and $193, respectively, in fees under the State Street Sub-Administration Agreement. For the nine month periods ended September 30, 2021 and 2020, the Company incurred $504 and $578, respectively, in fees under the Administration Agreement. These fees are included in other general and administrative expenses in the accompanying Consolidated Statements of Operations. As of September 30, 2021 and December 31, 2020, $502 and $334, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.
License Agreement
The Company has entered into a royalty free license agreement with CIM, which wholly owns our Adviser and is a wholly owned subsidiary of Carlyle, pursuant to which CIM has granted the Company a non-exclusive, revocable and non-transferable license to use the name and mark “Carlyle.”
Board of Directors
The Company’s Board of Directors currently consists of seven members, five of whom are Independent Directors. The Board of Directors has established an Audit Committee, a Pricing Committee, a Nominating and Governance Committee and a Compensation Committee, the members of each of which consist entirely of the Company’s Independent Directors. The Board of Directors may establish additional committees in the future. For the three month periods ended September 30, 2021 and 2020, the Company incurred $154 and $86, respectively, in fees and expenses associated with its Independent Directors' services on the Company's Board of Directors and its committees. For the nine month periods ended September 30, 2021 and 2020, the Company incurred $420 and $303, respectively, in fees and expenses associated with its Independent Directors' services on the Company's Board of Directors and its committees. As of September 30, 2021 and December 31, 2020, $147 and $96, respectively, in fees or expenses associated with its Independent Directors were payable, and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.
Transactions with Investment Funds
For the three and nine month periods ended September 30, 2021, the Company sold 5 and 8 investments, respectively, to Credit Fund for proceeds of $67,519 and $118,204, respectively, and realized gain (loss) of $388 and $1,075, respectively. For the three and nine month periods ended September 30, 2020, the Company sold 0 and 4 investments, respectively, to Credit Fund for proceeds of $0 and $62,754, respectively, and realized gain (loss) of $0 and $(2,289), respectively. See Note 5, Middle Market Credit Fund, LLC, for further information about Credit Fund. For the three and nine month periods ended September 30, 2021, the Company sold 5 and 10 investments, respectively, to Credit Fund II for proceeds of $20,923 and $40,687, respectively, and realized gain (loss) of $155 and $237, respectively. See Note 6, Middle Market Credit Fund II, LLC, for further information about Credit Fund II.
Cumulative Convertible Preferred Stock
On May 5, 2020, the Company issued and sold 2,000,000 shares of the Preferred Stock to an affiliate of Carlyle in a private placement at a price of $25 per share. For the three and nine month periods ended September 30, 2021, the Company declared and paid a dividend on the Preferred Stock of $875 and $2,625, respectively. For the three month period ended

September 30, 2020 and for the period from May 5, 2020 through September 30, 2020, the Company declared and paid a dividend on the Preferred Stock of $856 and $1,410, respectively. See Note 10, Net Assets, for further information about the Preferred Stock.
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
Together with Credit Partners, the Company co-invests through Credit Fund. Investment opportunities for Credit Fund are sourced primarily by the Company and its affiliates. Portfolio and investment decisions with respect to Credit Fund must be unanimously approved by a quorum of Credit Fund’s investment committee consisting of an equal number of representatives of the Company and Credit Partners. Therefore, although the Company owns more than 25% of the voting securities of Credit Fund, the Company does not believe that it has control over Credit Fund (other than for purposes of the Investment Company Act). Middle Market Credit Fund SPV, LLC (the “Credit Fund Sub”), MMCF CLO 2017-1 LLC (the “2017-1 Issuer”), MMCF CLO 2019-2, LLC (the "2019-2 Issuer", formerly known as MMCF Warehouse, LLC (the "Credit Fund Warehouse")) and MMCF Warehouse II, LLC (the "Credit Fund Warehouse II"), each a Delaware limited liability company, were formed on April 5, 2016, October 6, 2017, November 26, 2018 and August 16, 2019, respectively. Credit Fund Sub, the 2017-1 Issuer, the 2019-2 Issuer and Credit Fund Warehouse II are wholly owned subsidiaries of Credit Fund and are consolidated in Credit Fund’s consolidated financial statements commencing from the date of their respective formations. In December 2020, the 2017-1 Notes, as defined below, were redeemed in full and notes outstanding were repaid in full. In August 2021, the 2019-2 Notes, as defined below, were redeemed in full and the notes outstanding were repaid in full. Credit Fund Sub and Credit Fund Warehouse II primarily invest in first lien loans of middle market companies. Credit Fund and its wholly owned subsidiaries follow the same Internal Risk Rating System as the Company. Refer to "Debt" below for discussions regarding the credit facilities entered into and the notes issued by such wholly-owned subsidiaries.
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

Selected Financial Data
Since inception of Credit Fund and through September 30, 2021 and December 31, 2020, the Company and Credit Partners each made capital contributions of $1 and $1 in members’ equity, respectively, and $216,000 and $216,000 in subordinated loans, respectively, to Credit Fund. On May 25, 2021, the Company and Credit Partners received a return of capital of $46,000, of which the Company received $23,000. Below is certain summarized consolidated financial information for Credit Fund as of September 30, 2021 and December 31, 2020.

	As of
	September 30, 2021	December 31, 2020
	(unaudited)
Selected Consolidated Balance Sheet Information
ASSETS
Investments, at fair value (amortized cost of $1,086,729 and $1,080,538, respectively)	$1,078,265	$1,056,381
Cash, cash equivalents and restricted cash (1)	62,544	119,796
Other assets	13,489	7,553
Total assets	$1,154,298	$1,183,730
LIABILITIES AND MEMBERS’ EQUITY
Secured borrowings	$757,034	$514,261
Notes payable, net of unamortized debt issuance costs of $0 and $1,559, respectively	—	253,933
Other liabilities	27,069	15,543
Subordinated loans and members’ equity (2)	370,195	399,993
Liabilities and members’ equity	$1,154,298	$1,183,730
(1) As of September 30, 2021 and December 31, 2020, $9,121 and $83,574, respectively, of Credit Fund's cash and cash equivalents was restricted.
(2) As of September 30, 2021 and December 31, 2020, the fair value of Company's ownership interest in the subordinated loans and members’ equity was $189,275 and $205,891, respectively.

	For the three month periods ended		For the nine month periods ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(unaudited)		(unaudited)
Selected Consolidated Statement of Operations Information:
Total investment income	$17,124	$22,863	$50,951	$64,276
Expenses
Interest and credit facility expenses	6,701	7,696	17,437	31,175
Other expenses	510	602	1,532	1,695
Total expenses	7,211	8,298	18,969	32,870
Net investment income (loss)	9,913	14,565	31,982	31,406
Net realized gain (loss) on investments	220	—	(1,473)	—
Net change in unrealized appreciation (depreciation) on investments	1,500	18,351	15,693	(23,114)
Net increase (decrease) resulting from operations	$11,633	$32,916	$46,202	$8,292

Below is a summary of Credit Fund’s portfolio, followed by a listing of the loans in Credit Fund’s portfolio as of September 30, 2021 and December 31, 2020:

	As of
	September 30, 2021	December 31, 2020
Senior secured loans (1)	$1,091,142	$1,084,491
Weighted average yields of senior secured loans based on amortized cost (2)	6.07%	6.03%
Weighted average yields of senior secured loans based on fair value (2)	6.09%	6.15%
Number of portfolio companies in Credit Fund	55	54
Average amount per portfolio company (1)	$19,839	$20,083
Number of loans on non-accrual status	—	—
Fair value of loans on non-accrual status	$—	$—
Percentage of portfolio at floating interest rates (3)(4)	100.0%	97.7%
Percentage of portfolio at fixed interest rates (4)	—%	2.3%
Fair value of loans with PIK provisions	$—	$24,113
Percentage of portfolio with PIK provisions (4)	—%	2.3%
(1)At par/principal amount.
(2)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of September 30, 2021 and December 31, 2020. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount ("OID") and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.
(3)Floating rate debt investments are generally subject to interest rate floors.
(4)Percentages based on fair value.

Consolidated Schedule of Investments as of September 30, 2021
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
First Lien Debt (100.0% of fair value)
ACR Group Borrower, LLC	^+	(2)(3)(6)	Aerospace & Defense	L + 4.50%	5.50%	3/31/2028	$34,563	$33,977	$34,547
Acrisure, LLC	+#	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 3.50%	3.63%	2/15/2027	25,441	25,422	25,171
Alpha Packaging Holdings, Inc.	+	(2)(3)	Containers, Packaging & Glass	L + 6.00%	7.00%	5/12/2022	15,866	15,866	15,866
Alpine SG, LLC	+	(2)(3)	High Tech Industries	L + 5.75%	6.75%	11/16/2022	10,890	10,772	10,773
AmeriLife Holdings LLC	#	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 4.00%	4.08%	3/18/2027	9,877	9,857	9,877
Analogic Corporation	^+	(2)(3)(6)	Capital Equipment	L + 5.25%	6.25%	6/22/2024	18,714	18,698	18,534
Anchor Packaging, Inc.	+#	(2)(3)	Containers, Packaging & Glass	L + 4.00%	4.08%	7/18/2026	24,535	24,443	24,483
API Technologies Corp.	^+#	(2)(3)	Aerospace & Defense	L + 4.25%	4.33%	5/9/2026	14,663	14,614	14,223
Aptean, Inc.	+#	(2)(3)	Software	L + 4.25%	4.33%	4/23/2026	12,188	12,141	12,084
Astra Acquisition Corp.	+#	(2)(3)	Software	L + 4.75%	5.50%	2/28/2027	28,639	28,290	28,639
Avalign Technologies, Inc.	+#	(2)(3)	Healthcare & Pharmaceuticals	L + 4.50%	4.63%	12/22/2025	14,480	14,390	14,364
Avenu Holdings, LLC	+	(2)(3)	Sovereign & Public Finance	L + 5.25%	6.25%	9/28/2024	23,410	23,410	23,410
BK Medical Holding Company, Inc.	^+	(2)(3)(6)	Healthcare & Pharmaceuticals	L + 5.25%	6.25%	6/22/2024	23,983	23,814	23,983
BMS Holdings III Corp.	+	(2)(3)	Construction & Building	L + 5.50%	6.50%	9/30/2026	11,272	11,166	11,157
Chartis Holding, LLC	+	(2)(3)(6)	Business Services	L + 5.50%	6.50%	5/1/2025	6,982	6,982	6,982
Chemical Computing Group ULC (Canada)	^+	(2)(3)(6)	Software	L + 4.50%	5.50%	8/30/2024	13,948	13,453	13,883
Chudy Group, LLC	^+	(2)(3)(6)	Healthcare & Pharmaceuticals	L + 5.75%	6.75%	6/30/2027	33,103	32,526	32,912
Diligent Corporation	^+	(2)(3)(6)	Telecommunications	L + 6.25%	7.25%	8/4/2025	9,072	8,828	9,301
Divisions Holding Corporation	+#	(2)(3)	Business Services	L + 4.75%	5.50%	5/27/2028	25,000	24,759	25,077
DTI Holdco, Inc.	+	(2)(3)	High Tech Industries	L + 4.75%	5.75%	9/30/2023	18,543	18,491	18,130
Eliassen Group, LLC	+	(2)(3)	Business Services	L + 4.25%	4.33%	11/5/2024	9,927	9,895	9,877
EPS Nass Parent, Inc.	^+	(2)(3)(6)	Utilities: Electric	L + 5.75%	6.75%	4/19/2028	31,670	30,970	31,316
EvolveIP, LLC	^+	(2)(3)(6)	Telecommunications	L + 5.75%	6.75%	6/7/2023	39,925	39,840	39,924
Exactech, Inc.	+#	(2)(3)	Healthcare & Pharmaceuticals	L + 3.75%	4.75%	2/14/2025	21,362	21,274	21,050
Excel Fitness Holdings, Inc.	+#	(2)(3)	Hotel, Gaming & Leisure	L + 5.25%	6.25%	10/7/2025	24,563	24,388	24,359
Frontline Technologies Holdings, LLC	+	(2)(3)	Software	L + 5.75%	6.75%	9/18/2023	14,773	14,249	14,773
Golden West Packaging Group LLC	+	(2)(3)	Containers, Packaging & Glass	L + 5.75%	6.75%	6/20/2023	27,305	27,228	27,237
Heartland Home Services, Inc	+	(2)(3)(6)	Consumer Services	L + 6.00%	7.00%	12/15/2026	18,325	18,325	18,380
HMT Holding Inc.	^+	(2)(3)(6)	Energy: Oil & Gas	L + 5.75%	6.75%	11/17/2023	32,568	32,301	31,623
Integrity Marketing Acquisition, LLC	+	(2)(3)(6)	Banking, Finance, Insurance & Real Estate	L + 5.50%	6.25%	8/27/2025	15,574	15,111	15,479
Jensen Hughes, Inc.	+	(2)(3)(6)	Utilities: Electric	L + 4.50%	5.50%	3/22/2024	34,480	34,442	33,818
K2 Insurance Services, LLC	+	(2)(3)(6)	Banking, Finance, Insurance & Real Estate	L + 5.00%	6.00%	7/1/2026	12,961	12,961	12,772
KAMC Holdings, Inc.	+#	(2)(3)	Energy: Electricity	L + 4.00%	4.12%	8/14/2026	13,720	13,670	12,982
KBP Investments, LLC	^+	(2)(3)(6)	Beverage, Food & Tobacco	L + 5.00%	5.75%	5/25/2027	19,238	18,828	18,926

Consolidated Schedule of Investments as of September 30, 2021
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
Marco Technologies, LLC	+	(2)(3)	Media: Advertising, Printing & Publishing	L + 4.00%	5.00%	10/30/2023	$7,314	$7,298	$7,314
Mold-Rite Plastics, LLC	+	(2)(3)	Chemicals, Plastics & Rubber	L + 4.25%	5.25%	6/14/2022	14,408	14,402	14,408
Newport Group Holdings II, Inc.	+#	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 3.50%	3.63%	9/13/2025	23,295	23,136	23,272
Odyssey Logistics & Technology Corp.	+#	(2)(3)	Transportation: Cargo	L + 4.00%	5.00%	10/12/2024	11,210	11,228	11,098
Output Services Group	^+	(2)(3)	Media: Advertising, Printing & Publishing	L + 4.50%	5.50%	3/27/2024	19,272	19,241	16,537
Premise Health Holding Corp.	+#	(2)(3)	Healthcare & Pharmaceuticals	L + 3.50%	3.63%	7/10/2025	13,480	13,443	13,442
Q Holding Company	+#	(2)(3)	Automotive	L + 5.00%	6.00%	12/31/2023	21,570	21,466	21,167
QW Holding Corporation	^+	(2)(3)(6)	Environmental Industries	L + 6.25%	7.25%	8/31/2024	13,324	13,064	12,800
Radiology Partners, Inc.	+#	(2)(3)	Healthcare & Pharmaceuticals	L + 4.25%	4.33%	7/9/2025	27,686	27,597	27,655
RevSpring Inc.	+#	(2)(3)	Media: Advertising, Printing & Publishing	L + 4.25%	4.38%	10/11/2025	29,224	29,068	29,125
Situs Group Holdings Corporation	+	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 4.75%	5.75%	6/28/2025	14,669	14,591	14,638
Striper Buyer, LLC	+	(2)(3)	Containers, Packaging & Glass	L + 5.50%	6.25%	12/30/2026	14,887	14,751	14,887
T2 Systems, Inc.	^+	(2)(3)(6)	Transportation: Consumer	L + 6.75%	7.75%	9/28/2022	28,893	28,678	28,893
Turbo Buyer, Inc.	+	(2)(3)(6)	Automotive	L + 5.75%	6.75%	12/2/2025	13,995	13,995	13,697
U.S. TelePacific Holdings Corp.	+	(2)(3)	Telecommunications	L + 5.50%	6.50%	5/2/2023	6,660	6,640	5,448
VRC Companies, LLC	^+	(2)(3)(6)	Business Services	L + 5.50%	6.25%	6/29/2027	25,249	24,814	24,799
Water Holdings Acquisition LLC	^+	(2)(3)(6)	Utilities: Water	L + 5.00%	6.00%	12/18/2026	30,047	29,345	30,047
Welocalize, Inc.	+	(2)(3)(6)	Business Services	L + 4.75%	5.75%	12/23/2024	35,638	35,282	35,255
WRE Holding Corp.	^+	(2)(3)(6)	Environmental Industries	L + 5.50%	6.50%	1/3/2023	8,761	8,739	8,671
Yellowstone Buyer Acquisition, LLC	+	(2)(3)	Durable Consumer Goods	L + 5.75%	6.75%	9/13/2027	40,000	39,206	39,200
First Lien Debt Total								$1,081,365	$1,078,265
Equity Investments (0.0% of fair value)
DBI Holding, LLC	^		Transportation: Cargo				2,961	$—	$—
DBI Holding, LLC	^		Transportation: Cargo				13,996	5,364	—
Equity Investments Total								$5,364	$—
Total Investments								$1,086,729	$1,078,265

^ Denotes that all or a portion of the assets are owned by Credit Fund. Credit Fund has entered into a revolving credit facility with the Company (the "Credit Fund Facility"). Accordingly, such assets are not available to creditors of Credit Fund Sub or Credit Fund Warehouse II.
+ Denotes that all or a portion of the assets are owned by Credit Fund Sub. Credit Fund Sub has entered into a revolving credit facility (the “Credit Fund Sub Facility”). The lenders of the Credit Fund Sub Facility have a first lien security interest in substantially all of the assets of Credit Fund Sub. Accordingly, such assets are not available to creditors of Credit Fund or Credit Fund Warehouse II.
# Denotes that all or a portion of the assets are owned by the Credit Fund Warehouse II. Credit Fund Warehouse II has entered into a revolving credit facility (the "Credit Fund Warehouse II Facility"). The lenders of the Credit Fund Warehouse II Facility have a first lien security interest in substantially all of the assets of the Credit Fund Warehouse II. Accordingly, such assets are not available to creditors of Credit Fund, or the Credit Fund Sub.
(1)Unless otherwise indicated, issuers of investments held by Credit Fund are domiciled in the United States. As of September 30, 2021, the geographical composition of investments as a percentage of fair value was 1.3% in Canada and 98.7% in the United States. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, Credit Fund has indicated the reference rate used and provided the spread and the interest rate in effect as of September 30, 2021. As of September 30, 2021, the reference rates for Credit Fund’s variable rate loans were the 30-day LIBOR at 0.08%, the 90-day LIBOR at 0.13% and the 180-day LIBOR at 0.16%.
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
(6)As of September 30, 2021, Credit Fund and Credit Fund Sub had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

First Lien Debt – unfunded delayed draw and revolving term loans commitments	Type	Unused Fee	Par/ Principal Amount	Fair Value
ACR Group Borrower, LLC	Revolver	0.38%	$7,350	$(3)
Analogic Corporation	Revolver	0.50	1,975	(17)
BK Medical Holding Company, INC.	Revolver	0.50	2,609	—
Chartis Holding, LLC	Revolver	0.50	2,183	—
Chemical Computing Group ULC (Canada)	Revolver	0.50	873	(4)
Chudy Group, LLC	Delayed Draw	1.00	5,517	(26)
Chudy Group, LLC	Revolver	0.50	1,379	(7)
Diligent Corporation	Delayed Draw	1.00	1,653	33
Diligent Corporation	Revolver	0.50	703	14
EPS Nass Parent, Inc.	Delayed Draw	1.00	3,136	(30)
EPS Nass Parent, Inc.	Revolver	0.50	2,195	(21)
EvolveIP, LLC	Delayed Draw	1.00	1,904	—
EvolveIP, LLC	Revolver	0.50	3,734	—
Helios Buyer, Inc.	Revolver	0.50	130	—
HMT Holding Inc.	Revolver	0.50	6,173	(151)
Integrity Marketing Acquisition, LLC	Delayed Draw	1.00	21,816	(56)
Jensen Hughes, Inc.	Revolver	0.50	2,000	(36)
K2 Insurance Services, LLC	Revolver	0.50	1,170	(16)
KBP Investments, LLC	Delayed Draw	1.00	20,190	(157)
KBP Investments, LLC	Delayed Draw	1.00	503	(4)
QW Holding Corporation	Delayed Draw	1.00	9,338	(179)
QW Holding Corporation	Revolver	0.50	4,619	(89)
T2 Systems, Inc.	Revolver	0.50	1,955	—
Turbo Buyer, Inc.	Revolver	0.50	933	(19)
VRC Companies, LLC	Delayed Draw	0.75	3,856	(58)
VRC Companies, LLC	Revolver	0.50	833	(12)
Water Holdings Acquisition LLC	Delayed Draw	1.00	5,326	—
Water Holdings Acquisition LLC	Revolver	0.50	4,421	—
Welocalize, Inc.	Revolver	0.50	2,025	(19)
Welocalize, Inc.	Revolver	0.50	2,250	(22)
WRE Holding Corp.	Delayed Draw	1.00	337	(3)
WRE Holding Corp.	Revolver	0.50	624	(6)
Total unfunded commitments			$123,710	$(888)

Consolidated Schedule of Investments as of December 31, 2020
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
First Lien Debt (97.5% of fair value)
Acrisure, LLC	\#	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 3.50%	3.65%	2/15/2027	$25,634	$25,606	$25,104
Alku, LLC	+#	(2)(3)	Business Services	L + 5.50%	5.75%	7/29/2026	23,666	23,466	23,512
Alpha Packaging Holdings, Inc.	+\	(2)(3)	Containers, Packaging & Glass	L + 6.00%	7.00%	11/12/2021	16,378	16,378	16,378
AmeriLife Holdings LLC	#	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 4.00%	4.15%	3/18/2027	9,951	9,929	9,802
Analogic Corporation	^+	(2)(3)(6)	Capital Equipment	L + 5.25%	6.25%	6/22/2024	18,857	18,837	18,857
Anchor Packaging, Inc.	+#	(2)(3)	Containers, Packaging & Glass	L + 4.00%	4.15%	7/18/2026	24,723	24,617	24,656
API Technologies Corp.	+\	(2)(3)	Aerospace & Defense	L + 4.25%	4.49%	5/9/2026	14,775	14,713	13,999
Aptean, Inc.	+\	(2)(3)	Software	L + 4.25%	4.40%	4/23/2026	12,281	12,227	12,077
AQA Acquisition Holding, Inc.	+\	(2)(3)(6)	High Tech Industries	L + 4.25%	5.25%	5/24/2023	18,759	18,752	18,757
Astra Acquisition Corp.	+#	(2)(3)	Software	L + 5.50%	6.50%	3/1/2027	28,783	28,392	28,783
Avalign Technologies, Inc.	+\	(2)(3)	Healthcare & Pharmaceuticals	L + 4.50%	4.73%	12/22/2025	14,592	14,481	14,334
Big Ass Fans, LLC	+\#	(2)(3)	Capital Equipment	L + 3.75%	4.75%	5/21/2024	13,766	13,714	13,766
BK Medical Holding Company, Inc.	^+	(2)(3)(6)	Healthcare & Pharmaceuticals	L + 5.25%	6.25%	6/22/2024	24,165	23,951	22,363
Chemical Computing Group ULC (Canada)	^+	(2)(3)(6)	Software	L + 5.00%	6.00%	8/30/2023	14,055	13,378	14,055
Clarity Telecom LLC.	+		Media: Broadcasting & Subscription	L + 4.25%	4.40%	8/30/2026	14,813	14,773	14,813
Clearent Newco, LLC	^	(2)(3)(6)	High Tech Industries	L + 6.50%	7.50%	3/20/2025	4,079	4,079	3,907
Clearent Newco, LLC	^+\	(2)(3)	High Tech Industries	L + 5.50%	6.50%	3/20/2025	29,486	29,236	28,722
DecoPac, Inc.	^+\	(2)(3)(6)	Non-durable Consumer Goods	L + 4.25%	5.25%	9/29/2024	12,336	12,253	12,318
Diligent Corporation	^+	(2)(3)(6)	Telecommunications	L + 6.25%	7.25%	8/4/2025	8,683	8,411	8,819
DTI Holdco, Inc.	^+\	(2)(3)	High Tech Industries	L + 4.75%	5.75%	9/30/2023	18,690	18,642	16,655
Eliassen Group, LLC	+\	(2)(3)	Business Services	L + 4.25%	4.40%	11/5/2024	7,543	7,516	7,483
EvolveIP, LLC	^+	(2)(3)(6)	Telecommunications	L + 5.75%	6.75%	6/7/2023	19,800	19,759	19,775
Exactech, Inc.	+\#	(2)(3)	Healthcare & Pharmaceuticals	L + 3.75%	4.75%	2/14/2025	21,528	21,416	20,422
Excel Fitness Holdings, Inc.	+#	(2)(3)	Hotel, Gaming & Leisure	L + 5.25%	6.25%	10/7/2025	24,750	24,546	22,780
Frontline Technologies Holdings, LLC	+	(2)(3)	Software	L + 5.75%	6.75%	9/18/2023	14,886	14,198	14,589
Golden West Packaging Group LLC	+\	(2)(3)	Containers, Packaging & Glass	L + 5.25%	6.25%	6/20/2023	29,012	28,896	28,974
HMT Holding Inc.	+\	(2)(3)(6)	Energy: Oil & Gas	L + 5.00%	6.00%	11/17/2023	32,821	32,458	30,984
Integrity Marketing Acquisition, LLC	^+	(2)(3)(6)	Banking, Finance, Insurance & Real Estate	L + 6.25%	7.25%	8/27/2025	7,836	7,701	7,956
Jensen Hughes, Inc.	+\	(2)(3)(6)	Utilities: Electric	L + 4.50%	5.50%	3/22/2024	34,584	34,489	33,424
KAMC Holdings, Inc.	+#	(2)(3)	Energy: Electricity	L + 4.00%	4.23%	8/14/2026	13,825	13,768	12,531
KBP Investments, LLC	^+	(2)(3)(6)	Beverage, Food & Tobacco	L + 5.00%	6.00%	5/15/2023	9,292	9,059	9,350
Marco Technologies, LLC	^+\	(2)(3)(6)	Media: Advertising, Printing & Publishing	L + 4.00%	5.00%	10/30/2023	7,332	7,293	7,332
Mold-Rite Plastics, LLC	+\	(2)(3)	Chemicals, Plastics & Rubber	L + 4.25%	5.25%	12/14/2021	$14,520	$14,501	$14,520
Newport Group Holdings II, Inc.	+\#	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 3.50%	3.75%	9/13/2025	23,475	23,285	23,405
Odyssey Logistics & Technology Corp.	+\#	(2)(3)	Transportation: Cargo	L + 4.00%	5.00%	10/12/2024	38,897	38,773	37,766
Output Services Group	^+\	(2)(3)	Media: Advertising, Printing & Publishing	L + 4.50%	5.50%	3/27/2024	19,421	19,382	14,178

Consolidated Schedule of Investments as of December 31, 2020
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
Pasternack Enterprises, Inc.	+\	(2)(3)	Capital Equipment	L + 4.00%	5.00%	7/2/2025	$22,524	$22,513	$22,218
Pharmalogic Holdings Corp.	+\	(2)(3)	Healthcare & Pharmaceuticals	L + 4.00%	5.00%	6/11/2023	11,205	11,189	11,158
Premise Health Holding Corp.	+\#	(2)(3)	Healthcare & Pharmaceuticals	L + 3.50%	3.75%	7/10/2025	13,584	13,538	13,503
Propel Insurance Agency, LLC	^+\	(2)(3)(6)	Banking, Finance, Insurance & Real Estate	L + 5.00%	6.00%	6/1/2024	38,134	37,662	37,716
Q Holding Company	+\#	(2)(3)	Automotive	L + 5.00%	6.00%	12/31/2023	21,735	21,604	20,229
QW Holding Corporation	+	(2)(3)(6)	Environmental Industries	L + 6.25%	7.25%	8/31/2022	11,566	11,465	10,727
Radiology Partners, Inc.	+\#	(2)(3)	Healthcare & Pharmaceuticals	L + 4.25%	4.81%	7/9/2025	27,686	27,581	27,193
RevSpring Inc.	+\#	(2)(3)	Media: Advertising, Printing & Publishing	L + 4.25%	4.40%	10/11/2025	29,449	29,265	29,199
Situs Group Holdings Corporation	+\	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 4.75%	5.75%	6/28/2025	14,781	14,689	14,636
T2 Systems, Inc.	^+	(2)(3)(6)	Transportation: Consumer	L + 6.75%	7.75%	9/28/2022	29,119	28,743	29,118
The Original Cakerie, Ltd. (Canada)	+\	(2)(3)(6)	Beverage, Food & Tobacco	L + 4.50%	5.50%	7/20/2022	6,295	6,281	6,289
The Original Cakerie, Ltd. (Canada)	+	(2)(3)	Beverage, Food & Tobacco	L + 5.00%	6.00%	7/20/2022	8,837	8,815	8,829
Thoughtworks, Inc.	\#	(2)(3)	Business Services	L + 3.75%	4.75%	10/11/2024	11,704	11,683	11,704
U.S. Acute Care Solutions, LLC	+\	(2)(3)	Healthcare & Pharmaceuticals	L + 6.00%	7.00%	5/15/2021	31,211	31,184	29,104
U.S. TelePacific Holdings Corp.	+\	(2)(3)	Telecommunications	L + 5.50%	6.50%	5/2/2023	26,660	26,585	23,984
VRC Companies, LLC	+	(2)(3)(6)	Business Services	L + 6.50%	7.50%	3/31/2023	30,582	29,464	30,582
Water Holdings Acquisition LLC	^+	(2)(3)(6)	Utilities: Water	L + 5.25%	6.25%	12/18/2026	26,316	25,520	25,516
Welocalize, Inc.	+	(2)(3)(6)	Business Services	L + 4.50%	5.50%	12/23/2023	22,629	22,414	22,584
WRE Holding Corp.	^+	(2)(3)(6)	Environmental Industries	L + 5.25%	6.25%	1/3/2023	8,367	8,336	8,252
First Lien Debt Total								$1,051,406	$1,029,687
Second Lien Debt (2.3% of fair value)
DBI Holding, LLC	^	(2)	Transportation: Cargo	9.00% PIK	9.00%	2/1/2026	$24,113	$23,768	$24,113
Second Lien Debt Total								$23,768	$24,113
Equity Investments (0.2%of fair value)
DBI Holding, LLC	^		Transportation: Cargo				2,961	$—	$—
DBI Holding, LLC	^		Transportation: Cargo				13,996	5,364	2,581
Equity Investments Total								$5,364	$2,581
Total Investments								$1,080,538	$1,056,381

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
Debt
Credit Fund Facilities
The Credit Fund, Credit Fund Sub and Credit Fund Warehouse II are party to separate credit facilities as described below. As of September 30, 2021 and December 31, 2020, Credit Fund, Credit Fund Sub and Credit Fund Warehouse II were in compliance with all covenants and other requirements of their respective credit facility agreements.

Below is a summary of the borrowings and repayments under the credit facilities for the three month and nine month periods ended 2021 and 2020, and the outstanding balances under the credit facilities for the respective periods.

	Credit Fund Facility		Credit Fund Sub Facility		Credit Fund Warehouse II Facility
	2021	2020	2021	2020	2021	2020
Three Month Periods Ended September 30,
Outstanding Borrowing, beginning of period	$—	$—	$515,121	$353,006	$82,163	$108,994
Borrowings	—	—	167,500	25,000	44,250	5,000
Repayments	—	—	(52,000)	—	—	(6,590)
Outstanding Borrowing, end of period	$—	$—	$630,621	$378,006	$126,413	$107,404

Nine Month Periods Ended September 30,
Outstanding Borrowing, beginning of period	$—	$93,000	$420,859	$343,506	$93,402	$97,571
Borrowings	—	63,500	393,000	125,000	52,250	38,373
Repayments	—	(156,500)	(183,238)	(90,500)	(19,239)	(28,540)
Outstanding Borrowing, end of period	$—	$—	$630,621	$378,006	$126,413	$107,404
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
Credit Fund Warehouse II Facility. On August 16, 2019, Credit Fund Warehouse II closed on a revolving credit facility (the "Credit Fund Warehouse II Facility") with lenders. The Credit Fund Warehouse II Facility provides for secured borrowings during the applicable revolving period up to an amount equal to $150,000. The Credit Fund Warehouse II Facility is secured by a first lien security interest in substantially all of the portfolio investments held by Credit Fund Warehouse II. The maturity date of the Credit Fund Warehouse II Facility is August 16, 2022. Amounts borrowed under the Credit Fund Warehouse II Facility bear interest at a rate of LIBOR plus 1.05% for the first 12 months, LIBOR plus 1.15% for the next 12 months, and LIBOR plus 1.50% in the final 12 months.
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
2019-2 Notes
On May 21, 2019, Credit Fund completed the 2019-2 Debt Securitization. The notes offered in the 2019-2 Debt Securitization (the “2019-2 Notes”) were issued by the 2019-2 Issuer, a wholly owned and consolidated subsidiary of Credit Fund, and were secured by a diversified portfolio of the 2019-2 Issuer consisting primarily of first and second lien senior secured loans. The 2019-2 Debt Securitization was executed through a private placement of the 2019-2 Notes, consisting of:
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
The 2019-2 Notes were scheduled to mature on April 15, 2029. Credit Fund received 100% of the preferred interests issued by the 2019-2 Issuer (the “2019-2 Issuer Preferred Interests”) on the closing date of the 2019-2 Debt Securitization in exchange for Credit Fund’s contribution to the 2019-2 Issuer of the initial closing date loan portfolio. The 2019-2 Issuer Preferred Interests did not bear interest and had a nominal value of $48,300 at closing.
The 2019-2 Notes were fully redeemed during the three months ended September 30, 2021. As of December 31, 2020, the outstanding balance of the 2019-2 Notes was $255,832. As of the redemption date and as of December 31, 2020, the 2019-2 Issuer was in compliance with all covenants and other requirements of the indenture.
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
Credit Fund II Senior Notes
On November 3, 2020, Credit Fund II Sub closed on the Credit Fund II Senior Notes (the “Credit Fund II Senior Notes”) with lenders. The Credit Fund II Senior Notes provides for secured borrowings totaling $157,500 with two tranches, A-1 and A-2 outstanding. The facility is secured by a first lien security interest in substantially all of the portfolio investments held by Credit Fund II Sub. The maturity date of the Credit Fund II Senior Notes is November 3, 2030. Amounts issued for the Class A-1 notes (the "A-1 Notes") totaled $147,500 and bear interest at a rate of LIBOR plus 2.70%, and amounts issued for the Class A-2 notes (the "A-2 Notes") totaled $10,000 and bear interest at LIBOR plus 3.20%. The A-1 Notes were rated AAA, and the A-2 Notes were rated AA by DBRS Morningstar. The terms of the Credit Fund II Senior Notes provide that as loans pay down, up to $50,000 is available from principal proceeds for reinvestment, and then the investment principal proceeds are used to directly pay down the principal balance on the Credit Fund II Senior Notes. As of September 30, 2021 and December 31, 2020, Credit Fund II Sub was in compliance with all covenants and other requirements of its respective credit agreements.
Selected Financial Data
Since inception of Credit Fund II and through September 30, 2021, the Company and CCLF made capital contributions of $78,096 and $12,709 in members’ equity, respectively, to Credit Fund II. Below is certain summarized consolidated information for Credit Fund II as of September 30, 2021 and December 31, 2020.

	As of
	September 30, 2021	December 31, 2020
ASSETS
Investments, at fair value (amortized cost of $243,412 and $245,312, respectively)	$244,388	$246,421
Cash, cash equivalents and restricted cash (1)	3,139	1,385
Other assets	7,003	3,436
Total assets	$254,530	$251,242
LIABILITIES AND MEMBERS’ EQUITY
Notes payable, net of unamortized debt issuance costs of $820 and $875, respectively	$156,679	$156,625
Other liabilities	4,999	2,675
Total members' equity (2)	92,852	91,942
Total liabilities and members’ equity	$254,530	$251,242
(1) As of September 30, 2021 and December 31, 2020, all of Credit Fund II's cash and cash equivalents was restricted.
(2) As of September 30, 2021 and December 31, 2020, the fair value of Company's ownership interest in the members' equity was $78,143 and $77,395, respectively.

	For the three month period ended	For the nine month period ended
	September 30, 2021	September 30, 2021
	(unaudited)	(unaudited)
Selected Consolidated Statement of Operations Information:
Total investment income	$4,838	14,205
Expenses
Interest and credit facility expenses	1,190	3,588
Other expenses	177	558
Total expenses	1,367	4,146
Net investment income (loss)	3,471	10,059
Net realized gain (loss) on investments	—	—
Net change in unrealized appreciation (depreciation) on investments	(850)	(138)
Net increase (decrease) resulting from operations	$2,621	9,921

Below is a summary of Credit Fund II’s portfolio, followed by a listing of the loans in Credit Fund II’s portfolio as of September 30, 2021 and December 31, 2020:

	As of
	September 30, 2021	December 31, 2020
Senior secured loans (1)	$245,584	$248,172
Weighted average yields of senior secured loans based on amortized cost (2)	7.32%	7.32%
Weighted average yields of senior secured loans based on fair value (2)	7.29%	7.29%
Number of portfolio companies in Credit Fund II	36	44
Average amount per portfolio company (1)	$6,822	$5,640
Percentage of portfolio at floating interest rates (3) (4)	97.8%	99.1%
Percentage of portfolio at fixed interest rates (4)	2.2%	0.9%
Fair value of loans with PIK provisions	$17,440	$8,856
Percentage of portfolio with PIK provisions (4)	7.1%	3.6%
(1)At par/principal amount.
(2)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of September 30, 2021 and December 31, 2020. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.
(3)Floating rate debt investments are generally subject to interest rate floors.
(4)Percentages based on fair value.

Consolidated Schedule of Investments as of September 30, 2021
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
First Lien Debt (89.2% of fair value)
Airnov, Inc.	^	(2)(3)	Containers, Packaging & Glass	L + 5.00%	6.00%	12/19/2025	$9,971	$9,955	$9,971
Alpine SG, LLC	^	(2)(3)	High Tech Industries	L + 5.75%	6.75%	11/16/2022	4,411	4,398	4,364
American Physician Partners, LLC	^	(2)(3)	Healthcare & Pharmaceuticals	L + 6.75%, 1.50% PIK	9.25%	12/21/2021	8,575	8,565	8,575
AMS Group HoldCo, LLC	^	(2)(3)	Transportation: Cargo	L + 6.00%	7.00%	9/29/2023	7,068	7,013	7,068
Apptio, Inc.	^	(2)(3)	Software	L + 7.25%	8.25%	1/10/2025	5,357	5,290	5,397
Aurora Lux FinCo S.Á.R.L. (Luxembourg)	^	(2)(3)	Software	L + 6.00%	7.00%	12/24/2026	4,367	4,280	3,966
Avenu Holdings, LLC	^	(2)(3)	Sovereign & Public Finance	L + 5.25%	6.25%	9/28/2024	990	982	990
BMS Holdings III Corp.	^	(2)(3)	Construction & Building	L + 5.50%	6.50%	9/30/2026	3,283	3,222	3,249
Captive Resources Midco, LLC	^	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 5.75%	6.75%	5/31/2025	8,192	8,103	8,194
Chartis Holding, LLC	^	(2)(3)	Business Services	L + 5.50%	6.50%	5/1/2025	9,949	9,931	9,949
Comar Holding Company, LLC	^	(2)(3)	Containers, Packaging & Glass	L + 5.75%	6.75%	6/18/2024	8,732	8,646	8,726
Cority Software Inc. (Canada)	^	(2)(3)	Software	L + 5.00%	6.00%	7/2/2026	8,733	8,607	8,733
Ethos Veterinary Health LLC	^	(2)(3)	Consumer Services	L + 4.75%	4.83%	5/15/2026	8,146	8,089	8,146
EvolveIP, LLC	^	(2)(3)	Telecommunications	L + 5.75%	6.75%	6/7/2023	8,733	8,721	8,733
K2 Insurance Services, LLC	^	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 5.00%	6.00%	7/1/2026	9,034	8,926	8,913
Kaseya, Inc.	^	(2)(3)	High Tech Industries	L + 4.00%, 3.00% PIK	8.00%	5/3/2025	9,023	8,910	8,865

Consolidated Schedule of Investments as of September 30, 2021
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
Mailgun Technologies, Inc.	^	(2)(3)	High Tech Industries	L + 5.00%	6.00%	3/26/2025	$8,414	$8,304	$8,414
National Technical Systems, Inc.	^	(2)(3)	Aerospace & Defense	L + 5.50%	6.50%	6/12/2023	8,756	8,740	8,822
NMI AcquisitionCo, Inc.	^	(2)(3)	High Tech Industries	L + 5.00%	6.00%	9/6/2023	8,731	8,693	8,600
Redwood Services Group, LLC	^	(2)(3)	High Tech Industries	L + 6.00%	7.00%	6/6/2023	8,760	8,744	8,760
Reladyne, Inc.	^	(2)(3)	Wholesale	L + 5.00%	6.00%	7/22/2024	6,451	6,423	6,356
Riveron Acquisition Holdings, Inc.	^	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 5.75%	6.75%	5/22/2025	8,194	8,088	8,194
RSC Acquisition, Inc.	^	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 5.50%	6.50%	11/1/2026	8,422	8,293	8,422
Smile Doctors, LLC	^	(2)(3)	Healthcare & Pharmaceuticals	L + 6.00%	7.00%	10/6/2022	6,460	6,459	6,460
Superior Health Linens, LLC	^	(2)(3)	Business Services	L + 6.50%	7.50%	12/31/2021	6,924	6,924	6,924
T2 Systems, Inc.	^	(2)(3)	Transportation: Consumer	L + 6.75%	7.75%	9/28/2022	8,731	8,681	8,731
TCFI Aevex LLC	^	(2)(3)	Aerospace & Defense	L + 6.00%	7.00%	3/18/2026	1,705	1,679	1,539
Turbo Buyer, Inc.	^	(2)(3)	Automotive	L + 5.75%	6.75%	12/2/2025	8,113	7,962	7,950
US INFRA SVCS Buyer, LLC	^	(2)(3)	Environmental Industries	L + 6.50%	7.50%	4/13/2026	3,275	3,223	3,208
Zemax Software Holdings, LLC	^	(2)(3)	Software	L + 5.75%	6.75%	6/25/2024	4,353	4,324	4,353
Zenith Merger Sub, Inc.	^	(2)(3)	Business Services	L + 5.25%	6.25%	12/13/2023	7,386	7,361	7,386
First Lien Debt Total								$217,536	$217,958
Second Lien Debt (10.8% of fair value)
AI Convoy S.A.R.L (United Kingdom)	^	(2)(3)	Aerospace & Defense	L + 8.25%	9.25%	1/17/2028	$5,514	$5,410	$5,720
AQA Acquisition Holdings, Inc.	^	(2)(3)	High Tech Industries	L + 7.50%	8.00%	3/3/2029	5,000	4,878	4,934
Quartz Holding Company	^	(2)(3)	Software	L + 8.00%	8.09%	4/2/2027	4,852	4,779	4,852
Tank Holding Corp.	^	(2)(3)	Capital Equipment	L + 8.25%	8.45%	3/26/2027	5,514	5,444	5,569
World 50, Inc.	^	(6)	Business Services	11.50%	11.50%	1/9/2027	5,465	5,365	5,355
Second Lien Debt Total								$25,876	$26,430
Total Investments								$243,412	$244,388
^ Denotes that all or a portion of the assets are owned by Credit Fund II Sub. Credit Fund II Sub has entered into the Credit Fund II Sub Notes. The lenders of the Credit Fund II Sub Notes have a first lien security interest in substantially all of the assets of Credit Fund II Sub. Accordingly, such assets are not available to creditors of Credit Fund II.
(1)    Unless otherwise indicated, issuers of investments held by Credit Fund II are domiciled in the United States. As of September 30, 2021, the geographical composition of investments as a percentage of fair value was 3.6% in Canada, 1.6% in Luxembourg, 2.3% in the United Kingdom and 92.5% in the United States. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, Credit Fund II has indicated the reference rate used and provided the spread and the interest rate in effect as of September 30, 2021. As of September 30, 2021, the reference rates for Credit Fund II's variable rate loans were the 30-day LIBOR at 0.08%, the 90-day LIBOR at 0.13% and the 180-day LIBOR at 0.16%.
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
7. BORROWINGS
The Company is party to the Credit Facility and, until its termination on December 11, 2020, the SPV was party to the SPV Credit Facility as described below. In accordance with the Investment Company Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 150% after such borrowing. For the purposes of the asset coverage ratio under the Investment Company Act, the Preferred Stock, as defined in Note 1, is considered a senior security and is included in the denominator of the calculation. As of September 30, 2021 and December 31, 2020, asset coverage was 180.23% and 182.09%, respectively.

Below is a summary of the borrowings and repayments under the Facilities for the three month and nine month periods ended September 30, 2021 and 2020, and the outstanding balances under the Facilities for the respective periods.

	For the three month periods ended		For the nine month periods ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Outstanding Borrowing, beginning of period	$365,060	$474,386	$347,949	$616,543
Borrowings	157,552	36,500	337,031	293,792
Repayments	(95,000)	—	(257,500)	(397,484)
Foreign currency translation	(2,067)	2,446	(1,935)	481
Outstanding Borrowing, end of period	$425,545	$513,332	$425,545	$513,332
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
Subject to certain exceptions, the Credit Facility is secured by a first lien security interest in substantially all of the portfolio investments held by the Company. The Credit Facility includes customary covenants, including certain financial covenants related to asset coverage, shareholders’ equity and liquidity, certain limitations on the incurrence of additional indebtedness and liens, and other maintenance covenants, as well as usual and customary events of default for senior secured revolving credit facilities of this nature. As of September 30, 2021 and December 31, 2020, the Company was in compliance with all covenants and other requirements of its credit facility agreements.

Summary of Borrowings
The Credit Facility consisted of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Credit Facility	$688,000	$425,545	$262,455	$261,252
Total	$688,000	$425,545	$262,455	$261,252

	December 31, 2020
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Credit Facility	$688,000	$347,949	$340,051	$207,365
Total	$688,000	$347,949	$340,051	$207,365
(1)The unused portion is the amount upon which commitment fees are based.
(2)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.

For the three month and nine month periods ended September 30, 2021 and 2020, the components of interest expense and credit facility fees were as follows:

	For the three month periods ended		For the nine month periods ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Interest expense	$2,638	$2,985	$6,809	$13,564
Facility unused commitment fee	243	542	885	1,269
Amortization of deferred financing costs	192	159	574	754
Other fees	—	27	—	83
Total interest expense and credit facility fees	$3,073	$3,713	$8,268	$15,670
Cash paid for interest expense	$2,730	$3,287	$7,094	$14,959

Average principal debt outstanding	$432,039	$495,469	$376,421	$584,032
Weighted average interest rate	2.39%	2.36%	2.39%	3.05%

As of September 30, 2021 and December 31, 2020, the components of interest and credit facilities payable were as follows:

	As of
	September 30, 2021	December 31, 2020
Interest expense payable	$790	$119
Unused commitment fees payable	55	4
Other credit facility fees payable	—	14
Interest and credit facilities payable	$845	$137

Weighted average interest rate (based on floating LIBOR rates)	2.36%	2.59%

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
The interest rate on the Senior Notes is subject to increase (up to an additional 1.00% over the stated rate of such notes) in the event that, subject to certain exceptions, the Senior Notes cease to have an investment grade rating. The Company is obligated to offer to repay the notes at par if certain change in control events occur. The Senior Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. Interest expense on the Senior Notes for the three month periods ended September 30, 2021 and 2020 was $2,209 and $1,366, respectively. Interest expense on the Senior Notes for the nine month periods ended September 30, 2021 and 2020 was $6,628 and $4,082, respectively.
The note purchase agreement for the Senior Notes contains customary terms and conditions for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a business development company within the meaning of the Investment Company Act and a regulated investment company under the Code, minimum asset coverage ratio and interest coverage ratio, and prohibitions on certain fundamental changes at the Company or any subsidiary guarantor, as well as customary events of default with customary cure and notice, including, without limitation, nonpayment, breach of covenant, material breach of representation or warranty under the note purchase agreement, cross-acceleration under other indebtedness of the Company or certain significant subsidiaries, certain judgments and orders, and certain events of bankruptcy. As of September 30, 2021, the Company was in compliance with these terms and conditions.
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
The Investment Adviser serves as collateral manager to the 2015-1 Issuer under a collateral management agreement (the “Collateral Management Agreement”). Pursuant to the Collateral Management Agreement, the 2015-1 Issuer pays management fees (comprised of base management fees, subordinated management fees and incentive management fees) to the Investment Adviser for rendering collateral management services. As per the Collateral Management Agreement, for the period the Company retains all of the 2015-1 Issuer Preferred Interests, the Investment Adviser does not earn management fees for providing such collateral management services. The Company currently retains all of the 2015-1 Issuer Preferred Interests, thus the Investment Adviser did not earn any management fees from the 2015-1 Issuer for the three and nine month periods ended September 30, 2021 and 2020. Any such waived fees may not be recaptured by the Investment Adviser.
Pursuant to an undertaking by the Company in connection with the 2015-1 Debt Securitization Refinancing, the Company has agreed to hold on an ongoing basis the 2015-1 Issuer Preferred Interests with an aggregate dollar purchase price at least equal to 5% of the aggregate outstanding amount of all collateral obligations by the 2015-1 Issuer for so long as any securities of the 2015-1 Issuer remain outstanding. As of September 30, 2021, the Company was in compliance with its undertaking.
The 2015-1 Issuer pays ongoing administrative expenses to the trustee, independent accountants, legal counsel, rating agencies and independent managers in connection with developing and maintaining reports, and providing required services in connection with the administration of the 2015-1 Issuer.
As of September 30, 2021, the 2015-1R Notes were secured by 62 first lien and second lien senior secured loans with a total fair value of approximately $523,848 and cash of $21,787. The pool of loans in the securitization must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture governing the 2015-1R Notes.
For the nine month periods ended September 30, 2021 and 2020, the effective annualized weighted average interest rates, which include amortization of debt issuance costs on the 2015-1R Notes, were 2.33% and 2.56%, respectively, based on floating LIBOR rates. As of September 30, 2021 and December 31, 2020 the weighted average interest rates were 2.27% and 2.42% respectively, based on floating LIBOR rates.

For the for the three and nine month periods ended September 30, 2021 and 2020, the components of interest expense on the 2015-1R Notes were as follows:

	For the three month periods ended		For the nine month periods ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Interest expense	$2,609	$2,878	$7,926	$11,081
Amortization of deferred financing costs	63	62	186	185
Total interest expense and credit facility fees	$2,672	$2,940	$8,112	$11,266
Cash paid for interest expense	$2,637	$3,708	$8,028	$12,667

As of September 30, 2021 and December 31, 2020, $2,200 and $2,302, respectively, of interest expense was included in interest and credit facility fees payable.
9. COMMMITMENTS AND CONTINGENCIES
A summary of significant contractual payment obligations was as follows as of September 30, 2021 and December 31, 2020:

Payment Due by Period	September 30, 2021	December 31, 2020
Less than one year	$—	$—
1-3 years	—	—
3-5 years	615,545	537,949
More than 5 years	449,200	449,200
Total	$1,064,745	$987,149
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of September 30, 2021 and December 31, 2020 for any such exposure.
We have in the past, currently are and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments.
The Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par Value as of
	September 30, 2021	December 31, 2020
Unfunded delayed draw commitments	$99,450	$73,292
Unfunded revolving loan commitments	83,539	76,216
Total unfunded commitments	$182,989	$149,508

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

    The Preferred Stock is convertible, in whole or in part, at the option of the holder of the Preferred Stock into the number of shares of common stock equal to the Liquidation Preference plus any accumulated but unpaid dividends, divided by an initial conversion price of $9.50, subject to certain adjustments to prevent dilution as set forth in the Company's Articles Supplementary. The conversion price as of September 30, 2021 was $9.48. At any time after May 5, 2023, the Company, with the approval of the Board of Directors, including a majority of the Independent Directors, will have the option to redeem all of the Preferred Stock for cash consideration equal to the Liquidation Preference plus any accumulated but unpaid dividends. The holders of the Preferred Stock will have the right to convert all or a portion of their shares of Preferred Stock prior to the date fixed for such redemption. At any time after May 5, 2027, the holders of the Preferred Stock will have the option to require the Company to redeem any or all of the then-outstanding Preferred Stock upon 90 days’ notice. The form of consideration used in any such redemption is at the option of the Board of Directors, including a majority of the Independent Directors, and may be cash consideration equal to the Liquidation Preference plus any accumulated but unpaid dividends, or shares of common stock. Holders also have the right to redeem the Preferred Stock upon a Change in Control (as defined in the Article Supplementary).
The following table summarizes the Company’s dividends declared on its preferred stock during the prior year and the current fiscal year to-date. Unless otherwise noted, dividends were declared and paid, or are payable, in cash.

Date Declared	Record Date	Payment Date	Per Share Amount
June 30, 2020	June 30, 2020	September 30, 2020	$0.277
September 30, 2020	September 30, 2020	September 30, 2020	0.423
December 31, 2020	December 31, 2020	December 31, 2020	0.438
Total			$1.138
March 31, 2021	March 31, 2021	March 31, 2021	0.438
June 30, 2021	June 30, 2021	June 30, 2021	0.438
September 30, 2021	September 30, 2021	September 30, 2021	0.438
Total			$1.314
Company Stock Repurchase Program
On November 1, 2021, the Company's Board of Directors approved the continuation of the Company's $150 million common stock repurchase program (the "Company Stock Repurchase Program") until November 5, 2022, or until the approved dollar amount has been used to repurchase shares of common stock. This program may be suspended, extended, modified or discontinued by the Company at any time, subject to applicable law. The Company's Stock Repurchase Program was originally approved by the Company's Board of Directors on November 5, 2018 and announced on November 6, 2018. Since the inception of the Company Stock Repurchase Program through September 30, 2021, the Company has repurchased 8,854,215 shares of the Company's common stock at an average cost of $13.25 per share, or $117,345 in the aggregate, resulting in accretion to net assets per share of $0.48.

Changes in Net Assets
For the three and nine month periods ended September 30, 2021, the Company repurchased and extinguished 495,871 and 1,605,865 shares, respectively, for $6,770 and $20,497, respectively. The following tables summarize capital activity for the three and nine month periods ended September 30, 2021:

	Preferred Stock		Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount	Shares	Amount
Balance, July 1, 2021	2,000,000	$50,000	54,210,315	$542	$1,067,720	$(1,633)	$15,307	$(136,653)	$(70,452)	$924,831
Repurchase of common stock	—	—	(495,871)	(5)	(6,765)	—	—	—	—	(6,770)
Net investment income (loss)	—	—	—	—	—	—	22,086	—	—	22,086
Net realized gain (loss)	—	—	—	—	—	—	—	7,556	—	7,556
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	—	—	—	17,978	17,978
Dividends declared on common stock and preferred stock	—	—	—	—	—	—	(21,287)	—	—	(21,287)
Balance, September 30, 2021	2,000,000	$50,000	53,714,444	$537	$1,060,955	$(1,633)	$16,106	$(129,097)	$(52,474)	$944,394

	Preferred Stock		Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss) on Investments	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount	Shares	Amount
Balance, January 1, 2021	2,000,000	$50,000	55,320,309	$553	$1,081,436	$(1,633)	$14,568	$(140,133)	$(103,428)	$901,363
Repurchase of common stock	—	—	(1,605,865)	(16)	(20,481)	—	—	—	—	(20,497)
Issuance of Preferred Stock	—	—	—	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	—	—	—	64,402	—	—	64,402
Net realized gain (loss)	—	—	—	—	—	—	—	11,036	—	11,036
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	—	—	—	50,954	50,954
Dividends declared on common stock and preferred stock	—	—	—	—	—	—	(62,864)	—	—	(62,864)
Balance, September 30, 2021	2,000,000	$50,000	53,714,444	$537	$1,060,955	$(1,633)	$16,106	$(129,097)	$(52,474)	$944,394

For the three and nine month periods ended September 30, 2020, the Company repurchased and extinguished 0 and 1,455,195 shares, respectively, for $0 and $16,003, respectively. The following tables summarize capital activity for the three and nine month periods ended September 30, 2020:

	Preferred Stock		Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount	Shares	Amount
Balance, July 1, 2020	2,000,000	$50,000	56,308,616	$563	$1,093,250	$(1,633)	$13,810	$(131,650)	$(141,036)	$883,304
Issuance of Preferred Stock	—	—	—	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	—	—	—	21,234	—	—	21,234
Net realized gain (loss)	—	—	—	—	—	—	—	(220)	—	(220)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	—	—	—	12,594	12,594
Dividends declared	—	—	—	—	—	—	(21,690)	—	—	(21,690)
Balance, September 30, 2020	2,000,000	$50,000	56,308,616	$563	$1,093,250	$(1,633)	$13,354	$(131,870)	$(128,442)	$895,222

	Preferred Stock		Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount	Shares	Amount
Balance, January 1, 2020	—	$—	57,763,811	$578	$1,109,238	$(1,633)	$10,368	$(82,654)	$(79,426)	$956,471
Repurchase of common stock	—	—	(1,455,195)	(15)	(15,988)	—	—	—	—	(16,003)
Issuance of Preferred Stock	2,000,000	50,000	—	—	—	—	—	—	—	50,000
Net investment income (loss)	—	—	—	—	—	—	66,898	—	—	66,898
Net realized gain (loss) on investments	—	—	—	—	—	—	—	(49,216)	—	(49,216)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	—	—	—	(49,016)	(49,016)
Dividends declared	—	—	—	—	—	—	(63,912)	—	—	(63,912)
Balance, September 30, 2020	2,000,000	$50,000	56,308,616	$563	$1,093,250	$(1,633)	$13,354	$(131,870)	$(128,442)	$895,222
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

	For the three month period ended September 30, 2021		For the nine month period ended September 30, 2021
	Basic	Diluted	Basic	Diluted
Net increase (decrease) in net assets resulting from operations attributable to Common Stockholders	$46,745	$47,620	$123,767	$126,392
Weighted-average common shares outstanding	53,955,338	59,230,725	54,506,760	59,782,147
Basic and diluted earnings per share	$0.87	$0.80	$2.27	$2.11

	For the three month period ended September 30, 2020		For the nine month period ended September 30, 2020
	Basic	Diluted	Basic	Diluted
Net increase (decrease) in net assets resulting from operations attributable to Common Stockholders	$32,752	$33,608	$(32,744)	$(32,744)
Weighted-average common shares outstanding	56,308,616	61,571,773	56,575,498	56,575,498
Basic and diluted earnings per share	$0.58	$0.55	$(0.58)	$(0.58)
Common Stock Dividends
The following table summarizes the Company’s dividends declared on its common stock during the two most recent fiscal years and the current fiscal year to-date:

Date Declared	Record Date	Payment Date	Per Common Share Amount
February 22, 2019	March 29, 2019	April 17, 2019	$0.37
May 6, 2019	June 28, 2019	July 17, 2019	$0.37
June 17, 2019	June 28, 2019	July 17, 2019	$0.08	(1)
August 5, 2019	September 30, 2019	October 17, 2019	$0.37
November 4, 2019	December 31, 2019	January 17, 2020	$0.37
December 12, 2019	December 31, 2019	January 17, 2020	$0.18	(1)
February 24, 2020	March 31, 2020	April 17, 2020	$0.37
May 4, 2020	June 30, 2020	July 17, 2020	$0.37
August 3, 2020	September 30, 2020	October 16, 2020	$0.32	(2)
August 3, 2020	September 30, 2020	October 16, 2020	$0.05	(1)
November 2, 2020	December 31, 2020	January 15, 2021	$0.32
November 2, 2020	December 31, 2020	January 15, 2021	$0.04	(1)
February 22, 2021	March 31, 2021	April 16, 2021	$0.32
February 22, 2021	March 31, 2021	April 16, 2021	$0.05	(1)
May 3, 2021	June 30, 2021	July 15, 2021	$0.32
May 3, 2021	June 30, 2021	July 15, 2021	$0.04	(1)
August 2, 2021	September 30, 2021	October 15, 2021	$0.32
August 2, 2021	September 30, 2021	October 15, 2021	$0.06	(1)
(1)Represents a special/supplemental dividend.
(2)The Company updated its dividend policy such that the base dividend is $0.32 per share of common stock, effective with the third quarter 2020 dividend.

11. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of consolidated financial highlights for the nine month periods ended September 30, 2021 and 2020:

	For the nine month periods ended
	September 30, 2021	September 30, 2020
Per Common Share Data:
Net asset value per common share, beginning of period	$15.39	$16.56
Net investment income (loss) (1)	1.13	1.16
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	1.14	(1.74)
Net increase (decrease) in net assets resulting from operations	2.27	(0.58)
Dividends declared (2)	(1.11)	(1.11)
Other	0.03	—
Accretion due to share repurchases	0.07	0.14
Net asset value per common share, end of period	$16.65	$15.01
Market price per common share, end of period	$13.41	$8.91

Number of common shares outstanding, end of period	53,714,444	56,308,616
Total return based on net asset value (3)	15.40%	(2.66)%
Total return based on market price (4)	41.52%	(25.11)%
Net assets attributable to Common Stockholders, end of period	$894,394	$845,222
Ratio to average net assets attributable to Common Stockholders(5):
Expenses before incentive fees	5.71%	6.87%
Expenses after incentive fees	7.22%	8.51%
Net investment income (loss)	7.40%	7.62%
Interest expense and credit facility fees	2.64%	3.61%
Ratios/Supplemental Data:
Asset coverage, end of period	180.23%	174.96%
Portfolio turnover	30.72%	21.94%
Weighted-average shares outstanding	54,506,760	56,575,498
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

12. LITIGATION
The Company may become party to certain lawsuits in the ordinary course of business. The Company does not believe that the outcome of current matters, if any, will materially impact the Company or its consolidated financial statements. As of September 30, 2021 and December 31, 2020, the Company was not subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company.

In addition, portfolio investments of the Company could be the subject of litigation or regulatory investigations in the ordinary course of business. The Company does not believe that the outcome of any current contingent liabilities of its portfolio investments, if any, will materially affect the Company or these consolidated financial statements.

13. TAX
The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of September 30, 2021 and December 31, 2020.
In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. As of September 30, 2021 and December 31, 2020, the Company had filed tax returns and therefore is subject to examination.
The Company’s taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate. The estimated tax character of dividends declared on preferred stock and common stock for nine month periods ended September 30, 2021 and 2020 was as follows:

	For the nine month periods ended
	September 30, 2021	September 30, 2020
Ordinary income	$62,864	$63,912
Tax return of capital	$—	$—
14. SUBSEQUENT EVENTS
Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed below and elsewhere in the consolidated financial statements.
On November 1, 2021, the Board of Directors declared a base quarterly common dividend of $0.32 plus a supplemental common dividend of $0.07, which are payable on January 14, 2022 to common stockholders of record on December 31, 2021.

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
PORTFOLIO AND INVESTMENT ACTIVITY
Below is a summary of certain characteristics of our investment portfolio as of September 30, 2021 and December 31, 2020.

	As of
	September 30, 2021	December 31, 2020
Fair value of investments	$1,948,206	$1,825,749
Count of investments	163	160
Count of portfolio companies / investment funds	123	117
Count of industries	28	27
Percentage of total investment fair value:
First lien debt	65.5%	67.0%
Second lien debt	18.1%	15.6%
Total secured debt	83.6%	82.6%
Investment Funds	13.7%	15.5%
Equity investments	2.7%	1.9%

Percentage of debt investment fair value:
Floating rate (1)	98.5%	99.1%
Fixed interest rate	1.5%	0.9%
(1) Primarily subject to interest rate floors.

Our investment activity for the three month periods ended September 30, 2021 and 2020 is presented below (information presented herein is at amortized cost unless otherwise indicated):

	For the three month periods ended
	September 30, 2021	September 30, 2020
Investments:
Total investments, beginning of period	$1,936,328	$2,048,349
New investments purchased	272,645	59,887
Net accretion of discount on investments	2,501	1,451
Net realized gain (loss) on investments	7,565	(209)
Investments sold or repaid	(222,784)	(35,551)
Total Investments, end of period	$1,996,255	$2,073,927
Principal amount of investments funded:
First Lien Debt	$217,652	$60,468
Second Lien Debt	58,857	—
Equity Investments	446	358
Investment Funds	—	—
Total	$276,955	$60,826
Principal amount of investments sold or repaid:
First Lien Debt	$(195,020)	$(36,437)
Second Lien Debt	(18,230)	(4)
Equity Investments	(1,870)	—
Investment Funds	—	—
Total	$(215,120)	$(36,441)
Number of new funded investments	15	7
Average amount of new funded investments	$10,319	$5,877
Percentage of new funded debt investments at floating interest rates	100%	100%
Percentage of new funded debt investments at fixed interest rates	—%	—%
As of September 30, 2021 and December 31, 2020, investments consisted of the following:

	September 30, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt	$1,322,133	$1,275,553	$1,298,154	$1,224,063
Second Lien Debt	354,319	352,570	297,962	284,523
Equity Investments	48,707	52,665	32,754	33,877
Investment Funds	271,096	267,418	294,096	283,286
Total	$1,996,255	$1,948,206	$1,922,966	$1,825,749

The weighted average yields (1) for our first and second lien debt, based on the amortized cost and fair value as of September 30, 2021 and December 31, 2020, were as follows:

	September 30, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt	7.31%	7.58%	7.21%	7.65%
Second Lien Debt	9.12%	9.17%	9.15%	9.59%
First and Second Lien Debt Total	7.69%	7.92%	7.57%	8.01%

(1)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of September 30, 2021 and December 31, 2020. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount "OID") and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.
Total weighted average yields (which includes the effect of accretion of discount and amortization of premiums) of our first and second lien debt investments as measured on an amortized cost basis increased from 7.57% to 7.69% from December 31, 2020 to September 30, 2021.
The following table summarizes the fair value of our performing and non-accrual/non-performing investments as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
	Fair Value	Percentage	Fair Value	Percentage
Performing	$1,880,741	96.5%	$1,767,613	96.8%
Non-accrual (1)	67,465	3.5	58,136	3.2
Total	$1,948,206	100.0%	$1,825,749	100.0%

(1)For information regarding our non-accrual policy, see Note 2 to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
See the Consolidated Schedules of Investments as of September 30, 2021 and December 31, 2020 in our consolidated financial statements in Part I, Item 1 of this Form 10-Q for more information on these investments, including a list of companies and type and amount of investments.
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

Our Investment Adviser monitors and, when appropriate, changes the investment ratings assigned to each debt investment in our portfolio. Our Investment Adviser reviews our investment ratings in connection with our quarterly valuation process. The below table summarizes the Internal Risk Ratings as of September 30, 2021 and December 31, 2020.

	September 30, 2021		December 31, 2020
	Fair Value	% of Fair Value	Fair Value	% of Fair Value
(dollar amounts in millions)
Internal Risk Rating 1	$3.8	0.2%	$19.1	1.3%
Internal Risk Rating 2	1,245.1	76.5	1,047.5	69.4
Internal Risk Rating 3	311.8	19.2	361.1	23.9
Internal Risk Rating 4	28.1	1.7	48.2	3.2
Internal Risk Rating 5	39.4	2.4	32.8	2.2
Total	$1,628.1	100.0%	$1,508.6	100.0%

As of September 30, 2021 and December 31, 2020, the weighted average Internal Risk Rating of our debt investment portfolio was 2.3 and 2.4, respectively. As of September 30, 2021, five of our debt investments, with an aggregate fair value of $67.5 million were assigned an Internal Risk Rating of 4-5.  As of December 31, 2020, six of our debt investments, with an aggregate fair value of $80.9 million were assigned an Internal Risk Rating of 4-5. As of September 30, 2021 and December 31, 2020, five and five of our debt investments were on non-accrual status, respectively. Our debt investments non-accrual status had a fair value of $67.5 million and $58.1 million, respectively, which represented approximately 3.5% and 3.2%, respectively, of our total investments at fair value as of September 30, 2021 and December 31, 2020. The remaining first and second lien debt investments were performing and current on their interest payments as of September 30, 2021 and December 31, 2020.

CONSOLIDATED RESULTS OF OPERATIONS
For the three month and nine month periods ended September 30, 2021 and 2020
The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and losses and net change in unrealized appreciation and depreciation. As a result, quarterly comparisons may not be meaningful.
Investment Income
Investment income for the three month and nine month periods ended September 30, 2021 and 2020 was as follows:

	For the three month periods ended		For the nine month periods ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Investment income
First Lien Debt	$27,524	$29,587	$80,706	$97,058
Second Lien Debt	7,790	7,084	21,319	22,814
Equity Investments	925	362	2,702	880
Investment Funds	7,523	5,750	22,539	17,799
Cash	—	1	—	53
Total investment income	$43,762	$42,784	$127,266	$138,604
The increase in investment income for the three month period ended September 30, 2021 from the comparable period in 2020 was primarily driven by higher income from Investment Funds. The decrease in investment income for the nine month period ended September 30, 2021 from the comparable period in 2020 was primarily driven by a lower average loan balance. As of September 30, 2021, the size of our portfolio decreased to $1,996,255 from $2,073,927 as of September 30, 2020, at amortized cost. As of September 30, 2021, the weighted average yield of our first and second lien debt investments increased to 7.69% from 7.44% as of September 30, 2020 on amortized cost, primarily due to new fundings being originated at a higher weighted average yield than the yield of positions being repaid or sold.
Interest income on our first and second lien debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of September 30, 2021 and 2020, five and six first lien debt investments, respectively, were on non-accrual status. Non-accrual investments had a fair value of $67,465 and $67,371 respectively, which represented approximately

3.5% and 3.5% of total investments at fair value, respectively, as of September 30, 2021 and 2020. The remaining first and second lien debt investments were performing and current on their interest payments as of September 30, 2021 and 2020.
For the three month periods ended September 30, 2021 and 2020, the Company earned $759 and $2,110, respectively, in other income. For the nine month periods ended September 30, 2021 and 2020, the Company earned $4,636 and $8,001, respectively, in other income. The decrease in other income for the three month period ended September 30, 2021 from the comparable period in 2020 was primarily driven by lower amendment and underwriting fees. The decrease in other income for the nine month period ended September 30, 2021 from the comparable period in 2020 was primarily driven by lower underwriting, amendment and prepayment fees.
For the three month periods ended September 30, 2021 and 2020, the Company earned $7,523 and $5,750, respectively, in dividend and interest income from the Investment Funds. For the nine month periods ended September 30, 2021 and 2020, the Company earned $22,539 and $17,799, respectively, in dividend and interest income from the Investment Funds. The increase for the three month period ended September 30, 2021 from the comparable period in 2020 was driven by the formation of Credit Fund II during the fourth quarter of 2020 and by a higher dividend from Credit Fund. The increase for the nine month period ended September 30, 2021 from the comparable period in 2020 was driven by the formation of Credit Fund II during the fourth quarter of 2020 and by a higher dividend from Credit Fund, partially offset by a decrease in interest income on the Mezzanine Loan to Credit Fund.
Net investment income (loss) for the three month and nine month periods ended September 30, 2021 and 2020 was as follows:

	For the three month periods ended		For the nine month periods ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Total investment income	$43,762	$42,784	$127,266	$138,604
Net expenses (including excise tax expense)	(21,676)	(21,550)	(62,864)	(71,706)
Net investment income (loss)	$22,086	$21,234	$64,402	$66,898
Expenses

	For the three month periods ended		For the nine month periods ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Base management fees	$7,233	$7,134	$21,024	$21,585
Incentive fees	4,516	4,322	13,193	14,075
Professional fees	836	937	2,444	2,282
Administrative service fees	400	167	1,057	539
Interest expense	7,519	7,291	21,549	28,913
Credit facility fees	435	728	1,459	2,106
Directors’ fees and expenses	154	86	420	303
Other general and administrative	420	498	1,292	1,364
Excise tax expense	163	387	426	539
Expenses	$21,676	$21,550	$62,864	$71,706

Interest expense and credit facility fees for the three month and nine month periods ended September 30, 2021 and 2020 comprised the following:

	For the three month periods ended		For the nine month periods ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Interest expense	$7,519	$7,291	$21,549	$28,913
Facility unused commitment fee	243	542	885	1,269
Amortization of deferred financing costs	192	159	574	754
Other fees	—	27	—	83
Total interest expense and credit facility fees	$7,954	$8,019	$23,008	$31,019
Cash paid for interest expense	$7,575	$8,361	$21,750	$31,708

Average principal debt outstanding	$1,071,239	$1,059,669	$1,015,621	$1,148,232
Weighted average interest rate	2.75%	2.70%	2.77%	3.30%
The decrease in interest expense and credit facility fees for the three month period ended September 30, 2021 compared to the comparable period in 2020 was primarily driven by lower unused commitment fees, largely offset by higher average principal balances outstanding and higher weighted average interest rates. The decrease in interest expense and credit facility fees for the nine month period ended September 30, 2021 compared to the comparable period in 2020 was primarily driven by lower average principal balances outstanding and lower weighted average interest rates.
Below is a summary of the base management fees and incentive fees incurred during the three month and nine month periods ended September 30, 2021 and 2020.

	For the three month periods ended		For the nine month periods ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Base management fees	$7,233	$7,134	$21,024	$21,585
Incentive fees on pre-incentive fee net investment income	4,516	4,322	13,193	14,075
Realized capital gains incentive fees	—	—	—	—
Accrued capital gains incentive fees	—	—	—	—
Total capital gains incentive fees	—	—	—	—
Total incentive fees	4,516	4,322	13,193	14,075
Total base management fees and incentive fees	$11,749	$11,456	$34,217	$35,660
The increase in base management fees and incentive fees related to pre-incentive fee net investment income for the three month period ended September 30, 2021 from the comparable period in 2020 was driven by higher investment fair value and higher pre-incentive fee net investment income. The decrease in base management fees and incentive fees related to pre-incentive fee net investment income for the nine month period ended September 30, 2021 from the comparable period in 2020 was driven by lower investment fair value and lower pre-incentive fee net investment income.
For the three month and nine month periods ended September 30, 2021 and 2020, there were no accrued capital gains incentive fees based upon the cumulative net realized and unrealized appreciation (depreciation) as of September 30, 2021 and 2020. The accrual for any capital gains incentive fee under accounting principles generally accepted in the United States (“U.S. GAAP”) in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. See Note 4 to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q for more information on the incentive and base management fees.
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

Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) on Investments
During the three month and nine month periods ended September 30, 2021, we had realized gains on 9 and 25 investments, respectively, totaling approximately $7,692 and $11,330, respectively, which was offset by realized losses on 4 and 6 investments, respectively, totaling approximately $127 and $147, respectively. During the three month and nine month periods ended September 30, 2020, we had realized gains on 2 and 8 investments, respectively, totaling approximately $1,018 and $1,775, respectively, which was offset by realized losses on 1 and 18 investments, respectively, totaling approximately $1,227 and $51,465, respectively. During the three month and nine month periods ended September 30, 2021, we had unrealized appreciation on 74 and 105 investments, respectively, totaling approximately $28,462 and $63,658, respectively, which was offset by unrealized depreciation on 81 and 73 investments, respectively, totaling approximately $12,475 and $14,524, respectively. During the three month and nine month periods ended September 30, 2020, we had unrealized appreciation on 104 and 59 investments, respectively, totaling approximately $26,841 and $51,354, respectively, which was offset by unrealized depreciation on 35 and 95 investments, respectively, totaling approximately $11,801 and $99,621, respectively.
Net realized gain (loss) and net change in unrealized appreciation (depreciation) by the type of investments for the three month and nine month periods ended September 30, 2021 and 2020 were as follows:

	For the three month periods ended		For the nine month periods ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net realized gain (loss) on investments	$7,565	$(209)	$11,183	$(49,690)
Net change in unrealized appreciation (depreciation) on investments	15,987	15,040	49,134	(48,267)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	$23,552	$14,831	$60,317	$(97,957)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) by the type of investments for the three month and nine month periods ended September 30, 2021 and 2020 were as follows:

	For the three month periods ended				For the nine month periods ended
	September 30, 2021		September 30, 2020		September 30, 2021		September 30, 2020
Type	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)
First Lien Debt	$590	$8,406	$(677)	$3,236	$2,218	$27,512	$(50,302)	$(30,211)
Second Lien Debt	(12)	(247)	—	8,864	(28)	11,690	(213)	(19,162)
Equity Investments	6,987	175	468	867	8,993	2,835	825	866
Investment Funds	—	7,653	—	2,073	—	7,132	—	240
Total	$7,565	$15,987	$(209)	$15,040	$11,183	$49,169	$(49,690)	$(48,267)
Net change in unrealized appreciation in our investments for the three month period ended September 30, 2021 improved compared to the comparable period in 2020 primarily due to improving credit fundamentals of underlying borrowers and an increase in the value of the investment in Credit Fund. Net change in unrealized appreciation in our investments for the nine month period ended September 30, 2021 improved compared to the comparable period in 2020 primarily due to improving credit fundamentals and tightening market yields in 2021, as well as an increase in the value of the investment in Credit Fund. Net change in unrealized appreciation (depreciation) is also driven by changes in other inputs utilized under our valuation methodology, including, but not limited to, enterprise value multiples, borrower leverage multiples and borrower ratings, and the impact of exits.

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
Together with Credit Partners, the Company co-invests through Credit Fund. Investment opportunities for Credit Fund are sourced primarily by the Company and its affiliates. Portfolio and investment decisions with respect to Credit Fund must be unanimously approved by a quorum of Credit Fund’s investment committee consisting of an equal number of representatives of the Company and Credit Partners. Therefore, although the Company owns more than 25% of the voting securities of Credit Fund, the Company does not believe that it has control over Credit Fund (other than for purposes of the Investment Company Act). Middle Market Credit Fund SPV, LLC (the “Credit Fund Sub”), MMCF CLO 2017-1 LLC (the “2017-1 Issuer”), MMCF CLO 2019-2, LLC (the "2019-2 Issuer", formerly known as MMCF Warehouse, LLC (the "Credit Fund Warehouse")) and MMCF Warehouse II, LLC (the "Credit Fund Warehouse II"), each a Delaware limited liability company, were formed on April 5, 2016, October 6, 2017, November 26, 2018 and August 16, 2019, respectively. Credit Fund Sub, the 2017-1 Issuer, the 2019-2 Issuer and Credit Fund Warehouse II are wholly owned subsidiaries of Credit Fund and are consolidated in Credit Fund’s consolidated financial statements commencing from the date of their respective formations. In December 2020, the 2017-1 Notes, as defined below, were redeemed in full and notes outstanding were repaid in full. In August 2021, the 2019-2 Notes, as defined below, were redeemed in full and the notes outstanding were repaid in full. Credit Fund Sub and Credit Fund Warehouse II primarily invest in first lien loans of middle market companies. Credit Fund and its wholly owned subsidiaries follow the same Internal Risk Rating System as the Company. Refer to "Debt" below for discussions regarding the credit facilities entered into and the notes issued by such wholly-owned subsidiaries.
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

Selected Financial Data
Since inception of Credit Fund and through September 30, 2021 and December 31, 2020, the Company and Credit Partners each made capital contributions of $1 and $1 in members’ equity, respectively, and $216,000 and $216,000 in subordinated loans, respectively, to Credit Fund. On May 25, 2021, the Company and Credit Partners received a return of capital on the subordinated loans of $46,000, of which the Company received $23,000. Below is certain summarized consolidated financial information for Credit Fund as of September 30, 2021 and December 31, 2020.

	September 30, 2021	December 31, 2020
	(unaudited)
Selected Consolidated Balance Sheet Information
ASSETS
Investments, at fair value (amortized cost of $1,086,729 and $1,080,538, respectively)	$1,078,265	$1,056,381
Cash, cash equivalents and restricted cash (1)	62,544	119,796
Other assets	13,489	7,553
Total assets	$1,154,298	$1,183,730
LIABILITIES AND MEMBERS’ EQUITY
Secured borrowings	$757,034	$514,261
Notes payable, net of unamortized debt issuance costs of $0 and $1,559, respectively	—	253,933
Other liabilities	27,069	15,543
Subordinated loans and members’ equity (2)	370,195	399,993
Liabilities and members’ equity	$1,154,298	$1,183,730
(1) As of September 30, 2021 and December 31, 2020, $9,121 and $83,574, respectively, of Credit Fund's cash and cash equivalents was restricted.
(2) As of September 30, 2021 and December 31, 2020, the fair value of the Company’s ownership interest in the subordinated loans and members’ equity was $189,275 and $205,891, respectively.

	For the three month periods ended		For the nine month periods ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(unaudited)		(unaudited)
Selected Consolidated Statement of Operations Information:
Total investment income	$17,124	$22,863	$50,951	$64,276
Expenses
Interest and credit facility expenses	6,701	7,696	17,437	31,175
Other expenses	510	602	1,532	1,695
Total expenses	7,211	8,298	18,969	32,870
Net investment income (loss)	9,913	14,565	31,982	31,406
Net realized gain (loss) on investments	220	—	(1,473)	—
Net change in unrealized appreciation (depreciation) on investments	1,500	18,351	15,693	(23,114)
Net increase (decrease) resulting from operations	$11,633	$32,916	$46,202	$8,292

Below is a summary of Credit Fund’s portfolio, followed by a listing of the loans in Credit Fund's portfolio, as of September 30, 2021 and December 31, 2020:

	As of
	September 30, 2021	December 31, 2020
Senior secured loans (1)	$1,091,142	$1,084,491
Weighted average yields of senior secured loans based on amortized cost (2)	6.07%	6.03%
Weighted average yields of senior secured loans based on fair value (2)	6.09%	6.15%
Number of portfolio companies in Credit Fund	55	54
Average amount per portfolio company (1)	$19,839	$20,083
Number of loans on non-accrual status	—	—
Fair value of loans on non-accrual status	$—	$—
Percentage of portfolio at floating interest rates (3)(4)	100.0%	97.7%
Percentage of portfolio at fixed interest rates (4)	—%	2.3%
Fair value of loans with PIK provisions	$—	$24,113
Percentage of portfolio with PIK provisions (4)	—%	2.3%
(1)At par/principal amount.
(2)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of September 30, 2021 and December 31, 2020. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.
(3)Floating rate debt investments are primarily subject to interest rate floors.
(4)Percentages based on fair value.

Consolidated Schedule of Investments as of September 30, 2021
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
First Lien Debt (100.0% of fair value)
ACR Group Borrower, LLC	^+	(2)(3)(6)	Aerospace & Defense	L + 4.50%	5.50%	3/31/2028	$34,563	$33,977	$34,547
Acrisure, LLC	+#	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 3.50%	3.63%	2/15/2027	25,441	25,422	25,171
Alpha Packaging Holdings, Inc.	+	(2)(3)	Containers, Packaging & Glass	L + 6.00%	7.00%	5/12/2022	15,866	15,866	15,866
Alpine SG, LLC	+	(2)(3)	High Tech Industries	L + 5.75%	6.75%	11/16/2022	10,890	10,772	10,773
AmeriLife Holdings LLC	#	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 4.00%	4.08%	3/18/2027	9,877	9,857	9,877
Analogic Corporation	^+	(2)(3)(6)	Capital Equipment	L + 5.25%	6.25%	6/22/2024	18,714	18,698	18,534
Anchor Packaging, Inc.	+#	(2)(3)	Containers, Packaging & Glass	L + 4.00%	4.08%	7/18/2026	24,535	24,443	24,483
API Technologies Corp.		(2)(3)	Aerospace & Defense	L + 4.25%	4.33%	5/9/2026	14,663	14,614	14,223
Aptean, Inc.	+#	(2)(3)	Software	L + 4.25%	4.33%	4/23/2026	12,188	12,141	12,084
Astra Acquisition Corp.	+#	(2)(3)	Software	L + 4.75%	5.50%	2/28/2027	28,639	28,290	28,639
Avalign Technologies, Inc.	+#	(2)(3)	Healthcare & Pharmaceuticals	L + 4.50%	4.63%	12/22/2025	14,480	14,390	14,364
Avenu Holdings, LLC	+	(2)(3)	Sovereign & Public Finance	L + 5.25%	6.25%	9/28/2024	23,410	23,410	23,410
BK Medical Holding Company, Inc.	^+	(2)(3)(6)	Healthcare & Pharmaceuticals	L + 5.25%	6.25%	6/22/2024	23,983	23,814	23,983
BMS Holdings III Corp.	+	(2)(3)	Construction & Building	L + 5.50%	6.50%	9/30/2026	11,272	11,166	11,157
Chartis Holding, LLC	+	(2)(3)(6)	Business Services	L + 5.50%	6.50%	5/1/2025	6,982	6,982	6,982
Chemical Computing Group ULC (Canada)	^+	(2)(3)(6)	Software	L + 4.50%	5.50%	8/30/2024	13,948	13,453	13,883
Chudy Group, LLC	^+	(2)(3)(6)	Healthcare & Pharmaceuticals	L + 5.75%	6.75%	6/30/2027	33,103	32,526	32,912
Diligent Corporation	^+	(2)(3)(6)	Telecommunications	L + 6.25%	7.25%	8/4/2025	9,072	8,828	9,301
Divisions Holding Corporation	+#	(2)(3)	Business Services	L + 4.75%	5.50%	5/27/2028	25,000	24,759	25,077
DTI Holdco, Inc.	+	(2)(3)	High Tech Industries	L + 4.75%	5.75%	9/30/2023	18,543	18,491	18,130
Eliassen Group, LLC	+	(2)(3)	Business Services	L + 4.25%	4.33%	11/5/2024	9,927	9,895	9,877
EPS Nass Parent, Inc.	^+	(2)(3)(6)	Utilities: Electric	L + 5.75%	6.75%	4/19/2028	31,670	30,970	31,316
EvolveIP, LLC	^+	(2)(3)(6)	Telecommunications	L + 5.75%	6.75%	6/7/2023	39,925	39,840	39,924
Exactech, Inc.	+#	(2)(3)	Healthcare & Pharmaceuticals	L + 3.75%	4.75%	2/14/2025	21,362	21,274	21,050
Excel Fitness Holdings, Inc.	+#	(2)(3)	Hotel, Gaming & Leisure	L + 5.25%	6.25%	10/7/2025	24,563	24,388	24,359
Frontline Technologies Holdings, LLC	+	(2)(3)	Software	L + 5.75%	6.75%	9/18/2023	14,773	14,249	14,773
Golden West Packaging Group LLC	+	(2)(3)	Containers, Packaging & Glass	L + 5.75%	6.75%	6/20/2023	27,305	27,228	27,237
Heartland Home Services, Inc	+	(2)(3)(6)	Consumer Services	L + 6.00%	7.00%	12/15/2026	18,325	18,325	18,380
HMT Holding Inc.	^+	(2)(3)(6)	Energy: Oil & Gas	L + 5.75%	6.75%	11/17/2023	32,568	32,301	31,623
Integrity Marketing Acquisition, LLC		(2)(3)(6)	Banking, Finance, Insurance & Real Estate	L + 5.50%	6.25%	8/27/2025	15,574	15,111	15,479
Jensen Hughes, Inc.	+	(2)(3)(6)	Utilities: Electric	L + 4.50%	5.50%	3/22/2024	34,480	34,442	33,818
K2 Insurance Services, LLC	+	(2)(3)(6)	Banking, Finance, Insurance & Real Estate	L + 5.00%	6.00%	7/1/2026	12,961	12,961	12,772
KAMC Holdings, Inc.	+#	(2)(3)	Energy: Electricity	L + 4.00%	4.12%	8/14/2026	13,720	13,670	12,982
KBP Investments, LLC	^+	(2)(3)(6)	Beverage, Food & Tobacco	L + 5.00%	5.75%	5/25/2027	19,238	18,828	18,926

Consolidated Schedule of Investments as of September 30, 2021
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
Marco Technologies, LLC	+	(2)(3)	Media: Advertising, Printing & Publishing	L + 4.00%	5.00%	10/30/2023	$7,314	$7,298	$7,314
Mold-Rite Plastics, LLC	+	(2)(3)	Chemicals, Plastics & Rubber	L + 4.25%	5.25%	6/14/2022	14,408	14,402	14,408
Newport Group Holdings II, Inc.	+#	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 3.50%	3.63%	9/13/2025	23,295	23,136	23,272
Odyssey Logistics & Technology Corp.	+#	(2)(3)	Transportation: Cargo	L + 4.00%	5.00%	10/12/2024	11,210	11,228	11,098
Output Services Group	^+	(2)(3)	Media: Advertising, Printing & Publishing	L + 4.50%	5.50%	3/27/2024	19,272	19,241	16,537
Premise Health Holding Corp.	+#	(2)(3)	Healthcare & Pharmaceuticals	L + 3.50%	3.63%	7/10/2025	13,480	13,443	13,442
Q Holding Company	+#	(2)(3)	Automotive	L + 5.00%	6.00%	12/31/2023	21,570	21,466	21,167
QW Holding Corporation	^+	(2)(3)(6)	Environmental Industries	L + 6.25%	7.25%	8/31/2024	13,324	13,064	12,800
Radiology Partners, Inc.	+#	(2)(3)	Healthcare & Pharmaceuticals	L + 4.25%	4.33%	7/9/2025	27,686	27,597	27,655
RevSpring Inc.	+#	(2)(3)	Media: Advertising, Printing & Publishing	L + 4.25%	4.38%	10/11/2025	29,224	29,068	29,125
Situs Group Holdings Corporation	+	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 4.75%	5.75%	6/28/2025	14,669	14,591	14,638
Striper Buyer, LLC	+	(2)(3)	Containers, Packaging & Glass	L + 5.50%	6.25%	12/30/2026	14,887	14,751	14,887
T2 Systems, Inc.	^+	(2)(3)(6)	Transportation: Consumer	L + 6.75%	7.75%	9/28/2022	28,893	28,678	28,893
Turbo Buyer, Inc.	+	(2)(3)(6)	Automotive	L + 5.75%	6.75%	12/2/2025	13,995	13,995	13,697
U.S. TelePacific Holdings Corp.	+	(2)(3)	Telecommunications	L + 5.50%	6.50%	5/2/2023	6,660	6,640	5,448
VRC Companies, LLC	^+	(2)(3)(6)	Business Services	L + 5.50%	6.25%	6/29/2027	25,249	24,814	24,799
Water Holdings Acquisition LLC	^+	(2)(3)(6)	Utilities: Water	L + 5.00%	6.00%	12/18/2026	30,047	29,345	30,047
Welocalize, Inc.	+	(2)(3)(6)	Business Services	L + 4.75%	5.75%	12/23/2024	35,638	35,282	35,255
WRE Holding Corp.	^+	(2)(3)(6)	Environmental Industries	L + 5.50%	6.50%	1/3/2023	8,761	8,739	8,671
Yellowstone Buyer Acquisition, LLC	+	(2)(3)	Durable Consumer Goods	L + 5.75%	6.75%	9/13/2027	40,000	39,206	39,200
First Lien Debt Total								$1,081,365	$1,078,265
Equity Investments (0.0% of fair value)
DBI Holding, LLC	^		Transportation: Cargo				2,961	$—	$—
DBI Holding, LLC	^		Transportation: Cargo				13,996	5,364	—
Equity Investments Total								$5,364	$—
Total Investments								$1,086,729	$1,078,265

^ Denotes that all or a portion of the assets are owned by Credit Fund. Credit Fund has entered into a revolving credit facility with the Company (the "Credit Fund Facility"). Accordingly, such assets are not available to creditors of Credit Fund Sub or Credit Fund Warehouse II.
+ Denotes that all or a portion of the assets are owned by Credit Fund Sub. Credit Fund Sub has entered into a revolving credit facility (the “Credit Fund Sub Facility”). The lenders of the Credit Fund Sub Facility have a first lien security interest in substantially all of the assets of Credit Fund Sub. Accordingly, such assets are not available to creditors of Credit Fund or Credit Fund Warehouse II.
# Denotes that all or a portion of the assets are owned by the Credit Fund Warehouse II. Credit Fund Warehouse II has entered into a revolving credit facility (the "Credit Fund Warehouse II Facility"). The lenders of the Credit Fund Warehouse II Facility have a first lien security interest in substantially all of the assets of the Credit Fund Warehouse II. Accordingly, such assets are not available to creditors of Credit Fund, or the Credit Fund Sub.
(1)Unless otherwise indicated, issuers of investments held by Credit Fund are domiciled in the United States. As of September 30, 2021, the geographical composition of investments as a percentage of fair value was 1.3% in Canada and 98.7% in the United States. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, Credit Fund has indicated the reference rate used and provided the spread and the interest rate in effect as of September 30, 2021. As of September 30, 2021, the reference rates for Credit Fund’s variable rate loans were the 30-day LIBOR at 0.08%, the 90-day LIBOR at 0.13% and the 180-day LIBOR at 0.16%.
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
(6)As of September 30, 2021, Credit Fund and Credit Fund Sub had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

First Lien Debt – unfunded delayed draw and revolving term loans commitments	Type	Unused Fee	Par/ Principal Amount	Fair Value
ACR Group Borrower, LLC	Revolver	0.38%	$7,350	$(3)
Analogic Corporation	Revolver	0.50	1,975	(17)
BK Medical Holding Company, INC.	Revolver	0.50	2,609	—
Chartis Holding, LLC	Revolver	0.50	2,183	—
Chemical Computing Group ULC (Canada)	Revolver	0.50	873	(4)
Chudy Group, LLC	Delayed Draw	1.00	5,517	(26)
Chudy Group, LLC	Revolver	0.50	1,379	(7)
Diligent Corporation	Delayed Draw	1.00	1,653	33
Diligent Corporation	Revolver	0.50	703	14
EPS Nass Parent, Inc.	Delayed Draw	1.00	3,136	(30)
EPS Nass Parent, Inc.	Revolver	0.50	2,195	(21)
EvolveIP, LLC	Delayed Draw	1.00	1,904	—
EvolveIP, LLC	Revolver	0.50	3,734	—
Helios Buyer, Inc.	Revolver	0.50	130	—
HMT Holding Inc.	Revolver	0.50	6,173	(151)
Integrity Marketing Acquisition, LLC	Delayed Draw	1.00	21,816	(56)
Jensen Hughes, Inc.	Revolver	0.50	2,000	(36)
K2 Insurance Services, LLC	Revolver	0.50	1,170	(16)
KBP Investments, LLC	Delayed Draw	1.00	20,190	(157)
KBP Investments, LLC	Delayed Draw	1.00	503	(4)
QW Holding Corporation	Delayed Draw	1.00	9,338	(179)
QW Holding Corporation	Revolver	0.50	4,619	(89)
T2 Systems, Inc.	Revolver	0.50	1,955	—
Turbo Buyer, Inc.	Revolver	0.50	933	(19)
VRC Companies, LLC	Delayed Draw	0.75	3,856	(58)
VRC Companies, LLC	Revolver	0.50	833	(12)
Water Holdings Acquisition LLC	Delayed Draw	1.00	5,326	—
Water Holdings Acquisition LLC	Revolver	0.50	4,421	—
Welocalize, Inc.	Revolver	0.50	2,025	(19)
Welocalize, Inc.	Revolver	0.50	2,250	(22)
WRE Holding Corp.	Delayed Draw	1.00	337	(3)
WRE Holding Corp.	Revolver	0.50	624	(6)
Total unfunded commitments			$123,710	$(888)

Consolidated Schedule of Investments as of December 31, 2020
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
First Lien Debt (97.5% of fair value)
Acrisure, LLC	\#	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 3.50%	3.65%	2/15/2027	$25,634	$25,606	$25,104
Alku, LLC	+#	(2)(3)	Business Services	L + 5.50%	5.75%	7/29/2026	23,666	23,466	23,512
Alpha Packaging Holdings, Inc.	+\	(2)(3)	Containers, Packaging & Glass	L + 6.00%	7.00%	11/12/2021	16,378	16,378	16,378
AmeriLife Holdings LLC	#	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 4.00%	4.15%	3/18/2027	9,951	9,929	9,802
Analogic Corporation	^+	(2)(3)(6)	Capital Equipment	L + 5.25%	6.25%	6/22/2024	18,857	18,837	18,857
Anchor Packaging, Inc.	+#	(2)(3)	Containers, Packaging & Glass	L + 4.00%	4.15%	7/18/2026	24,723	24,617	24,656
API Technologies Corp.	+\	(2)(3)	Aerospace & Defense	L + 4.25%	4.49%	5/9/2026	14,775	14,713	13,999
Aptean, Inc.	+\	(2)(3)	Software	L + 4.25%	4.40%	4/23/2026	12,281	12,227	12,077
AQA Acquisition Holding, Inc.	+\	(2)(3)(6)	High Tech Industries	L + 4.25%	5.25%	5/24/2023	18,759	18,752	18,757
Astra Acquisition Corp.	+#	(2)(3)	Software	L + 5.50%	6.50%	3/1/2027	28,783	28,392	28,783
Avalign Technologies, Inc.	+\	(2)(3)	Healthcare & Pharmaceuticals	L + 4.50%	4.73%	12/22/2025	14,592	14,481	14,334
Big Ass Fans, LLC	+\#	(2)(3)	Capital Equipment	L + 3.75%	4.75%	5/21/2024	13,766	13,714	13,766
BK Medical Holding Company, Inc.	^+	(2)(3)(6)	Healthcare & Pharmaceuticals	L + 5.25%	6.25%	6/22/2024	24,165	23,951	22,363
Chemical Computing Group ULC (Canada)	^+	(2)(3)(6)	Software	L + 5.00%	6.00%	8/30/2023	14,055	13,378	14,055
Clarity Telecom LLC.	+		Media: Broadcasting & Subscription	L + 4.25%	4.40%	8/30/2026	14,813	14,773	14,813
Clearent Newco, LLC	^	(2)(3)(6)	High Tech Industries	L + 6.50%	7.50%	3/20/2025	4,079	4,079	3,907
Clearent Newco, LLC	^+\	(2)(3)	High Tech Industries	L + 5.50%	6.50%	3/20/2025	29,486	29,236	28,722
DecoPac, Inc.	^+\	(2)(3)(6)	Non-durable Consumer Goods	L + 4.25%	5.25%	9/29/2024	12,336	12,253	12,318
Diligent Corporation	^+	(2)(3)(6)	Telecommunications	L + 6.25%	7.25%	8/4/2025	8,683	8,411	8,819
DTI Holdco, Inc.	^+\	(2)(3)	High Tech Industries	L + 4.75%	5.75%	9/30/2023	18,690	18,642	16,655
Eliassen Group, LLC	+\	(2)(3)	Business Services	L + 4.25%	4.40%	11/5/2024	7,543	7,516	7,483
EvolveIP, LLC	^+	(2)(3)(6)	Telecommunications	L + 5.75%	6.75%	6/7/2023	19,800	19,759	19,775
Exactech, Inc.	+\#	(2)(3)	Healthcare & Pharmaceuticals	L + 3.75%	4.75%	2/14/2025	21,528	21,416	20,422
Excel Fitness Holdings, Inc.	+#	(2)(3)	Hotel, Gaming & Leisure	L + 5.25%	6.25%	10/7/2025	24,750	24,546	22,780
Frontline Technologies Holdings, LLC	+	(2)(3)	Software	L + 5.75%	6.75%	9/18/2023	14,886	14,198	14,589
Golden West Packaging Group LLC	+\	(2)(3)	Containers, Packaging & Glass	L + 5.25%	6.25%	6/20/2023	29,012	28,896	28,974
HMT Holding Inc.	+\	(2)(3)(6)	Energy: Oil & Gas	L + 5.00%	6.00%	11/17/2023	32,821	32,458	30,984
Integrity Marketing Acquisition, LLC	^+	(2)(3)(6)	Banking, Finance, Insurance & Real Estate	L + 6.25%	7.25%	8/27/2025	7,836	7,701	7,956
Jensen Hughes, Inc.	+\	(2)(3)(6)	Utilities: Electric	L + 4.50%	5.50%	3/22/2024	34,584	34,489	33,424
KAMC Holdings, Inc.	+#	(2)(3)	Energy: Electricity	L + 4.00%	4.23%	8/14/2026	13,825	13,768	12,531
KBP Investments, LLC	^+	(2)(3)(6)	Beverage, Food & Tobacco	L + 5.00%	6.00%	5/15/2023	9,292	9,059	9,350
Marco Technologies, LLC	^+\	(2)(3)(6)	Media: Advertising, Printing & Publishing	L + 4.00%	5.00%	10/30/2023	7,332	7,293	7,332
Mold-Rite Plastics, LLC	+\	(2)(3)	Chemicals, Plastics & Rubber	L + 4.25%	5.25%	12/14/2021	14,520	14,501	14,520
Newport Group Holdings II, Inc.	+\#	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 3.50%	3.75%	9/13/2025	23,475	23,285	23,405
Odyssey Logistics & Technology Corp.	+\#	(2)(3)	Transportation: Cargo	L + 4.00%	5.00%	10/12/2024	38,897	38,773	37,766
Output Services Group	^+\	(2)(3)	Media: Advertising, Printing & Publishing	L + 4.50%	5.50%	3/27/2024	19,421	19,382	14,178

Consolidated Schedule of Investments as of December 31, 2020
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
Pasternack Enterprises, Inc.	+\	(2)(3)	Capital Equipment	L + 4.00%	5.00%	7/2/2025	$22,524	$22,513	$22,218
Pharmalogic Holdings Corp.	+\	(2)(3)	Healthcare & Pharmaceuticals	L + 4.00%	5.00%	6/11/2023	11,205	11,189	11,158
Premise Health Holding Corp.	+\#	(2)(3)	Healthcare & Pharmaceuticals	L + 3.50%	3.75%	7/10/2025	13,584	13,538	13,503
Propel Insurance Agency, LLC	^+\	(2)(3)(6)	Banking, Finance, Insurance & Real Estate	L + 5.00%	6.00%	6/1/2024	38,134	37,662	37,716
Q Holding Company	+\#	(2)(3)	Automotive	L + 5.00%	6.00%	12/31/2023	21,735	21,604	20,229
QW Holding Corporation	+	(2)(3)(6)	Environmental Industries	L + 6.25%	7.25%	8/31/2022	11,566	11,465	10,727
Radiology Partners, Inc.	+\#	(2)(3)	Healthcare & Pharmaceuticals	L + 4.25%	4.81%	7/9/2025	27,686	27,581	27,193
RevSpring Inc.	+\#	(2)(3)	Media: Advertising, Printing & Publishing	L + 4.25%	4.40%	10/11/2025	29,449	29,265	29,199
Situs Group Holdings Corporation	+\	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 4.75%	5.75%	6/28/2025	14,781	14,689	14,636
T2 Systems, Inc.	^+	(2)(3)(6)	Transportation: Consumer	L + 6.75%	7.75%	9/28/2022	29,119	28,743	29,118
The Original Cakerie, Ltd. (Canada)	+\	(2)(3)(6)	Beverage, Food & Tobacco	L + 4.50%	5.50%	7/20/2022	6,295	6,281	6,289
The Original Cakerie, Ltd. (Canada)	+	(2)(3)	Beverage, Food & Tobacco	L + 5.00%	6.00%	7/20/2022	8,837	8,815	8,829
Thoughtworks, Inc.	\#	(2)(3)	Business Services	L + 3.75%	4.75%	10/11/2024	11,704	11,683	11,704
U.S. Acute Care Solutions, LLC	+\	(2)(3)	Healthcare & Pharmaceuticals	L + 6.00%	7.00%	5/15/2021	31,211	31,184	29,104
U.S. TelePacific Holdings Corp.	+\	(2)(3)	Telecommunications	L + 5.50%	6.50%	5/2/2023	26,660	26,585	23,984
VRC Companies, LLC	+	(2)(3)(6)	Business Services	L + 6.50%	7.50%	3/31/2023	30,582	29,464	30,582
Water Holdings Acquisition LLC	^+	(2)(3)(6)	Utilities: Water	L + 5.25%	6.25%	12/18/2026	26,316	25,520	25,516
Welocalize, Inc.	+	(2)(3)(6)	Business Services	L + 4.50%	5.50%	12/23/2023	22,629	22,414	22,584
WRE Holding Corp.	^+	(2)(3)(6)	Environmental Industries	L + 5.25%	6.25%	1/3/2023	8,367	8,336	8,252
First Lien Debt Total								$1,051,406	$1,029,687
Second Lien Debt (2.3% of fair value)
DBI Holding, LLC	^	(2)	Transportation: Cargo	9.00% PIK	9.00%	2/1/2026	$24,113	$23,768	$24,113
Second Lien Debt Total								$23,768	$24,113
Equity Investments (0.2%of fair value)
DBI Holding, LLC	^		Transportation: Cargo				$2,961	$—	$—
DBI Holding, LLC	^		Transportation: Cargo				13,996	5,364	2,581
Equity Investments Total								$5,364	$2,581
Total Investments								$1,080,538	$1,056,381

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

Debt
Credit Fund, Credit Fund Sub and Credit Fund Warehouse II are party to separate credit facilities as described below. In addition, until May 15, 2019, the 2019-2 Issuer (formerly known as Credit Fund Warehouse) was a party to the Credit Warehouse Facility. As of September 30, 2021 and December 31, 2020, Credit Fund, Credit Fund Sub and Credit Fund Warehouse II were in compliance with all covenants and other requirements of their respective credit facility agreements. Below is a summary of the borrowings and repayments under the credit facilities for the three month and nine month periods ended 2021 and 2020, and the outstanding balances under the credit facilities for the respective periods.

	Credit Fund Facility		Credit Fund Sub Facility		Credit Fund Warehouse II Facility
	2021	2020	2021	2020	2021	2020
Three Month Periods Ended September 30,
Outstanding Borrowing, beginning of period	$—	$—	$515,121	$353,006	$82,163	$108,994
Borrowings	—	—	167,500	25,000	44,250	5,000
Repayments	—	—	(52,000)	—	—	(6,590)
Outstanding Borrowing, end of period	$—	$—	$630,621	$378,006	$126,413	$107,404

Nine Month Periods Ended September 30,
Outstanding Borrowing, beginning of period	$—	$93,000	$420,859	$343,506	$93,402	$97,571
Borrowings	—	63,500	393,000	125,000	52,250	38,373
Repayments	—	(156,500)	(183,238)	(90,500)	(19,239)	(28,540)
Outstanding Borrowing, end of period	$—	$—	$630,621	$378,006	$126,413	$107,404
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
Credit Fund Warehouse II Facility. On August 16, 2019, Credit Fund Warehouse II closed on a revolving credit facility (the "Credit Fund Warehouse II Facility") with lenders. The Credit Fund Warehouse II Facility provides for secured borrowings during the applicable revolving period up to an amount equal to $150,000. The Credit Fund Warehouse II Facility is secured by a first lien security interest in substantially all of the portfolio investments held by Credit Fund Warehouse II. The maturity date of the Credit Fund Warehouse II Facility is August 16, 2022. Amounts borrowed under the Credit Fund Warehouse II Facility bear interest at a rate of LIBOR plus 1.05% for the first 12 months, LIBOR plus 1.15% for the next 12 months, and LIBOR plus 1.50% in the final 12 months.
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
2019-2 Notes
On May 21, 2019, Credit Fund completed the 2019-2 Debt Securitization. The notes offered in the 2019-2 Debt Securitization (the “2019-2 Notes”) were issued by the 2019-2 Issuer, a wholly owned and consolidated subsidiary of Credit Fund, and were secured by a diversified portfolio of the 2019-2 Issuer consisting primarily of first and second lien senior secured loans. The 2019-2 Debt Securitization was executed through a private placement of the 2019-2 Notes, consisting of:
•$233,000 of Aaa/AAA Class A-1 Notes, which bore interest at the three-month LIBOR plus 1.50%;
•$48,000 of Aa2/AA Class A-2 Notes, which bore interest at the three-month LIBOR plus 2.40%;
•$23,000 of A2/A Class B Notes, which bore interest at the three-month LIBOR plus 3.45%;
•$27,000 of Baa2/BBB- Class C Notes which bore interest at the three-month LIBOR plus 4.55%; and
•$21,000 of Ba2/BB- Class D Notes which bore interest at the three-month LIBOR plus 8.03%.
The 2019-2 Notes were scheduled to mature on April 15, 2029. Credit Fund received 100% of the preferred interests issued by the 2019-2 Issuer (the “2019-2 Issuer Preferred Interests”) on the closing date of the 2019-2 Debt Securitization in exchange for Credit Fund’s contribution to the 2019-2 Issuer of the initial closing date loan portfolio. The 2019-2 Issuer Preferred Interests did not bear interest and had a nominal value of $48,300 at closing.
The 2019-2 Notes were fully redeemed during the three months ended September 30, 2021. As of December 31, 2020, the outstanding balance of the 2019-2 Notes was $255,832. As of the redemption date and as of December 31, 2020, the 2019-2 Issuer was in compliance with all covenants and other requirements of the indenture.
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
Credit Fund II Senior Notes
On November 3, 2020, Credit Fund II Sub closed on the Credit Fund II Senior Notes (the “Credit Fund II Senior Notes”) with lenders. The Credit Fund II Senior Notes provides for secured borrowings totaling $157,500 with two tranches, A-1 and A-2 outstanding. The facility is secured by a first lien security interest in substantially all of the portfolio investments held by Credit Fund II Sub. The maturity date of the Credit Fund II Senior Notes is November 3, 2030. Amounts issued for the Class A-1 notes (the "A-1 Notes") totaled $147,500 and bear interest at a rate of LIBOR plus 2.70%, and amounts issued for the Class A-2 notes (the "A-2 Notes") totaled $10,000 and bear interest at LIBOR plus 3.20%. The A-1 Notes were rated AAA, and the A-2 Notes were rated AA by DBRS Morningstar. The terms of the Credit Fund II Senior Notes provide that as loans pay down, up to $50,000 is available from principal proceeds for reinvestment, and then the investment principal proceeds are used to directly pay down the principal balance on the Credit Fund II Senior Notes. As of September 30, 2021 and December 31, 2020, Credit Fund II Sub was in compliance with all covenants and other requirements of its respective credit agreements.
Selected Financial Data
Since inception of Credit Fund II and through September 30, 2021, the Company and CCLF made capital contributions of $78,096 and $12,709 in members’ equity, respectively, to Credit Fund II. Below is certain summarized consolidated information for Credit Fund II as of September 30, 2021 and December 31, 2020.

	As of
	September 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Investments, at fair value (amortized cost of $243,412 and $245,312, respectively)	$244,388	$246,421
Cash, cash equivalents and restricted cash (1)	3,139	1,385
Other assets	7,003	3,436
Total assets	$254,530	$251,242
LIABILITIES AND MEMBERS’ EQUITY
Notes payable, net of unamortized debt issuance costs of $820 and $875, respectively	$156,679	$156,625
Other liabilities	4,999	2,675
Total members' equity (2)	92,852	91,942
Total liabilities and members’ equity	$254,530	$251,242
(1) As of September 30, 2021 and December 31, 2020, all of Credit Fund II's cash and cash equivalents was restricted.
(2) As of September 30, 2021 and December 31, 2020, the fair value of Company's ownership interest in the members' equity was $78,143 and $77,395, respectively.

	For the three month period ended	For the nine month period ended
	September 30, 2021	September 30, 2021
	(unaudited)	(unaudited)
Selected Consolidated Statement of Operations Information:
Total investment income	$4,838	14,205
Expenses
Interest and credit facility expenses	1,190	3,588
Other expenses	177	558
Total expenses	1,367	4,146
Net investment income (loss)	3,471	10,059
Net realized gain (loss) on investments	—	—
Net change in unrealized appreciation (depreciation) on investments	(850)	(138)
Net increase (decrease) resulting from operations	$2,621	9,921

Below is a summary of Credit Fund II’s portfolio, followed by a listing of the loans in Credit Fund II’s portfolio as of September 30, 2021 and December 31, 2020:

	As of
	September 30, 2021	December 31, 2020
Senior secured loans (1)	$245,584	$248,172
Weighted average yields of senior secured loans based on amortized cost (2)	7.32%	7.32%
Weighted average yields of senior secured loans based on fair value (2)	7.29%	7.29%
Number of portfolio companies in Credit Fund II	36	44
Average amount per portfolio company (1)	$6,822	$5,640
Percentage of portfolio at floating interest rates (3) (4)	97.8%	99.1%
Percentage of portfolio at fixed interest rates (4)	2.2%	0.9%
Fair value of loans with PIK provisions	$17,440	$9
Percentage of portfolio with PIK provisions (4)	7.1%	3.6%
(1)At par/principal amount.
(2)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of September 30, 2021 and December 31, 2020. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.
(3)Floating rate debt investments are generally subject to interest rate floors.
(4)Percentages based on fair value.

Consolidated Schedule of Investments as of September 30, 2021
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
First Lien Debt (89.2% of fair value)
Airnov, Inc.	^	(2)(3)	Containers, Packaging & Glass	L + 5.00%	6.00%	12/19/2025	$9,971	$9,955	$9,971
Alpine SG, LLC	^	(2)(3)	High Tech Industries	L + 5.75%	6.75%	11/16/2022	4,411	4,398	4,364
American Physician Partners, LLC	^	(2)(3)	Healthcare & Pharmaceuticals	L + 6.75%, 1.50% PIK	9.25%	12/21/2021	8,575	8,565	8,575
AMS Group HoldCo, LLC	^	(2)(3)	Transportation: Cargo	L + 6.00%	7.00%	9/29/2023	7,068	7,013	7,068
Apptio, Inc.	^	(2)(3)	Software	L + 7.25%	8.25%	1/10/2025	5,357	5,290	5,397
Aurora Lux FinCo S.Á.R.L. (Luxembourg)	^	(2)(3)	Software	L + 6.00%	7.00%	12/24/2026	$4,367	$4,280	$3,966
Avenu Holdings, LLC	^	(2)(3)	Sovereign & Public Finance	L + 5.25%	6.25%	9/28/2024	990	982	990
BMS Holdings III Corp.	^	(2)(3)	Construction & Building	L + 5.50%	6.50%	9/30/2026	3,283	3,222	3,249
Captive Resources Midco, LLC	^	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 5.75%	6.75%	5/31/2025	8,192	8,103	8,194
Chartis Holding, LLC	^	(2)(3)	Business Services	L + 5.50%	6.50%	5/1/2025	9,949	9,931	9,949
Comar Holding Company, LLC	^	(2)(3)	Containers, Packaging & Glass	L + 5.75%	6.75%	6/18/2024	8,732	8,646	8,726
Cority Software Inc. (Canada)	^	(2)(3)	Software	L + 5.00%	6.00%	7/2/2026	8,733	8,607	8,733
Ethos Veterinary Health LLC	^	(2)(3)	Consumer Services	L + 4.75%	4.83%	5/15/2026	8,146	8,089	8,146
EvolveIP, LLC	^	(2)(3)	Telecommunications	L + 5.75%	6.75%	6/7/2023	8,733	8,721	8,733
K2 Insurance Services, LLC	^	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 5.00%	6.00%	7/1/2026	9,034	8,926	8,913
Kaseya, Inc.	^	(2)(3)	High Tech Industries	L + 4.00%, 3.00% PIK	8.00%	5/3/2025	9,023	8,910	8,865

Consolidated Schedule of Investments as of September 30, 2021
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
Mailgun Technologies, Inc.	^	(2)(3)	High Tech Industries	L + 5.00%	6.00%	3/26/2025	$8,414	$8,304	$8,414
National Technical Systems, Inc.	^	(2)(3)	Aerospace & Defense	L + 5.50%	6.50%	6/12/2023	8,756	8,740	8,822
NMI AcquisitionCo, Inc.	^	(2)(3)	High Tech Industries	L + 5.00%	6.00%	9/6/2023	8,731	8,693	8,600
Redwood Services Group, LLC	^	(2)(3)	High Tech Industries	L + 6.00%	7.00%	6/6/2023	8,760	8,744	8,760
Reladyne, Inc.	^	(2)(3)	Wholesale	L + 5.00%	6.00%	7/22/2024	6,451	6,423	6,356
Riveron Acquisition Holdings, Inc.	^	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 5.75%	6.75%	5/22/2025	8,194	8,088	8,194
RSC Acquisition, Inc.	^	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 5.50%	6.50%	11/1/2026	8,422	8,293	8,422
Smile Doctors, LLC	^	(2)(3)	Healthcare & Pharmaceuticals	L + 6.00%	7.00%	10/6/2022	6,460	6,459	6,460
Superior Health Linens, LLC	^	(2)(3)	Business Services	L + 6.50%	7.50%	12/31/2021	6,924	6,924	6,924
T2 Systems, Inc.	^	(2)(3)	Transportation: Consumer	L + 6.75%	7.75%	9/28/2022	8,731	8,681	8,731
TCFI Aevex LLC	^	(2)(3)	Aerospace & Defense	L + 6.00%	7.00%	3/18/2026	1,705	1,679	1,539
Turbo Buyer, Inc.	^	(2)(3)	Automotive	L + 5.75%	6.75%	12/2/2025	8,113	7,962	7,950
US INFRA SVCS Buyer, LLC	^	(2)(3)	Environmental Industries	L + 6.50%	7.50%	4/13/2026	3,275	3,223	3,208
Zemax Software Holdings, LLC	^	(2)(3)	Software	L + 5.75%	6.75%	6/25/2024	4,353	4,324	4,353
Zenith Merger Sub, Inc.	^	(2)(3)	Business Services	L + 5.25%	6.25%	12/13/2023	7,386	7,361	7,386
First Lien Debt Total								$217,536	$217,958
Second Lien Debt (10.8% of fair value)
AI Convoy S.A.R.L (United Kingdom)	^	(2)(3)	Aerospace & Defense	L + 8.25%	9.25%	1/17/2028	$5,514	$5,410	$5,720
AQA Acquisition Holdings, Inc.	^	(2)(3)	High Tech Industries	L + 7.50%	8.00%	3/3/2029	5,000	4,878	4,934
Quartz Holding Company	^	(2)(3)	Software	L + 8.00%	8.09%	4/2/2027	4,852	4,779	4,852
Tank Holding Corp.	^	(2)(3)	Capital Equipment	L + 8.25%	8.45%	3/26/2027	5,514	5,444	5,569
World 50, Inc.	^	(6)	Business Services	0.115	11.50%	1/9/2027	5,465	5,365	5,355
Second Lien Debt Total								$25,876	$26,430
Total Investments								$243,412	$244,388
^ Denotes that all or a portion of the assets are owned by Credit Fund II Sub. Credit Fund II Sub has entered into the Credit Fund II Sub Notes. The lenders of the Credit Fund II Sub Notes have a first lien security interest in substantially all of the assets of Credit Fund II Sub. Accordingly, such assets are not available to creditors of Credit Fund II.
(1)    Unless otherwise indicated, issuers of investments held by Credit Fund II are domiciled in the United States. As of September 30, 2021, the geographical composition of investments as a percentage of fair value was 3.6% in Canada, 1.6% in Luxembourg, 2.3% in the United Kingdom and 92.5% in the United States. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, Credit Fund II has indicated the reference rate used and provided the spread and the interest rate in effect as of September 30, 2021. As of September 30, 2021, the reference rates for Credit Fund II's variable rate loans were the 30-day LIBOR at 0.08%, the 90-day LIBOR at 0.13% and the 180-day LIBOR at 0.16%.
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

As of September 30, 2021 and December 31, 2020, we had $46,164 and $68,419, respectively, in cash, cash equivalents and restricted cash. The Credit Facility consisted of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Credit Facility	$688,000	$425,545	$262,455	$261,252
Total	$688,000	$425,545	$262,455	$261,252

	December 31, 2020
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Credit Facility	688,000	347,949	340,051	207,365
Total	$688,000	$347,949	$340,051	$207,365
(1)The unused portion is the amount upon which commitment fees are based.
(2)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.

The following were the carrying values (before debt issuance costs) and fair values of the Company’s 2015-1R Notes as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Aaa/AAA Class A-1-1-R Notes	$234,800	$234,917	$234,800	$230,996
Aaa/AAA Class A-1-2-R Notes	50,000	50,000	50,000	49,645
Aaa/AAA Class A-1-3-R Notes	25,000	25,038	25,000	25,017
AA Class A-2-R Notes	66,000	66,007	66,000	64,895
A Class B Notes	46,400	46,405	46,400	45,291
BBB- Class C Notes	27,000	26,849	27,000	24,592
Total	$449,200	$449,216	$449,200	$440,436

As of September 30, 2021 and December 31, 2020, we had a combined $1,064,745 and $987,149, respectively, of outstanding consolidated indebtedness under the Credit Facility, the 2015-1R Notes and the Senior Notes. Our annualized interest cost as of September 30, 2021 and December 31, 2020, was 2.73% and 2.89%, excluding fees (such as fees on undrawn amounts and amortization of upfront fees). For the three months ended September 30, 2021 and 2020, we incurred $7,519 and $7,291, respectively, of interest expense and $435 and $728, respectively, of unused commitment fees. For the nine month periods ended September 30, 2021 and 2020, we incurred $21,549 and $28,913, respectively, of interest expense and $1,459 and $2,106, respectively, of unused commitment fees.
Equity Activity
Common shares issued and outstanding as of September 30, 2021 and December 31, 2020 were 53,714,444 and 55,320,309, respectively.
The following table summarizes activity in the number of shares of our common stock outstanding during the nine month periods ended September 30, 2021 and 2020:

	For the nine month periods ended
	September 30, 2021	September 30, 2020
Common shares outstanding, beginning of period	55,320,309	57,763,811
Repurchase of common stock (1)	(1,605,865)	(1,455,195)
Common shares outstanding, end of period	53,714,444	56,308,616
(1) See Note 10 to the consolidated financial statements in Part I, Item 1 of this Form 10-Q for additional information regarding the Company Stock Repurchase Program.

On May 5, 2020, we issued and sold 2,000,000 shares of Preferred Stock, par value $0.01, to an affiliate of Carlyle in a private placement at a price of $25 per share. Shares of Preferred Stock issued and outstanding were 2,000,000 as of September 30, 2021 and December 31, 2020.
Contractual Obligations
A summary of our significant contractual payment obligations was as follows as of September 30, 2021 and December 31, 2020:

	As of
Payment Due by Period	September 30, 2021	December 31, 2020
Less than 1 Year	$—	$—
1-3 Years (1)	—	—
3-5 Years (1)	615,545	537,949
More than 5 Years (2)	449,200	449,200
Total	$1,064,745	$987,149
(1) Includes amounts outstanding under the Credit Facility and Senior Notes.
(2) Includes amounts outstanding under the 2015-1R Notes.
OFF BALANCE SHEET ARRANGEMENTS
In the ordinary course of our business, we enter into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in these consolidated financial statements as of September 30, 2021 and December 31, 2020 in Part I, Item 1 of this Form 10-Q for any such exposure.
We have in the past, currently are and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments.
We had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Principal Amount as of
	September 30, 2021	December 31, 2020
Unfunded delayed draw commitments	$99,450	$73,292
Unfunded revolving commitments	83,539	76,216
Total unfunded commitments	$182,989	$149,508
Pursuant to an undertaking by us in connection with the 2015-1 Debt Securitization, we agreed to hold on an ongoing basis the 2015-1 Issuer Preferred Interests with an aggregate dollar purchase price at least equal to 5% of the aggregate outstanding amount of all collateral obligations by the 2015-1 Issuer for so long as any securities of the 2015-1 Issuer remains outstanding. As of September 30, 2021 and December 31, 2020, we were in compliance with this undertaking.
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
The following table summarizes the Company's dividends declared per share of common stock during the two most recent fiscal years and the current fiscal year to date:

Date Declared	Record Date	Payment Date	Per Share Amount
2019
February 22, 2019	March 29, 2019	April 17, 2019	$0.37
May 6, 2019	June 28, 2019	July 17, 2019	0.37
June 17, 2019	June 28, 2019	July 17, 2019	0.08	(1)
August 5, 2019	September 30, 2019	October 17, 2019	0.37
November 4, 2019	December 31, 2019	January 17, 2020	0.37
December 12, 2019	December 31, 2019	January 17, 2020	0.18	(1)
Total			$1.74
2020
February 24, 2020	March 31, 2020	April 17, 2020	$0.37
May 4, 2020	June 30, 2020	July 17, 2020	0.37
August 3, 2020	September 30, 2020	October 16, 2020	0.32	(2)
August 3, 2020	September 30, 2020	October 16, 2020	0.05	(1)
November 2, 2020	December 31, 2020	January 15, 2021	0.32
November 2, 2020	December 31, 2020	January 15, 2021	0.04	(1)
Total			$1.47
2021
February 22, 2021	March 31, 2021	April 16, 2021	$0.32
February 22, 2021	March 31, 2021	April 16, 2021	0.05	(1)
May 3, 2021	June 30, 2021	July 15, 2021	$0.32
May 3, 2021	June 30, 2021	July 15, 2021	$0.04	(1)
August 2, 2021	September 30, 2021	October 15, 2021	$0.32
August 2, 2021	September 30, 2021	October 15, 2021	$0.06	(1)
Total			$1.11
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

Date Declared	Record Date	Payment Date	Per Share Amount
2020
June 30, 2020	June 30, 2020	September 30, 2020	$0.277
September 30, 2020	September 30, 2020	September 30, 2020	0.423
December 31, 2020	December 31, 2020	December 31, 2020	0.438
Total			$1.138
2021
March 31, 2021	March 31, 2021	March 31, 2021	$0.438
June 30, 2021	June 30, 2021	June 30, 2021	0.438
September 30, 2021	September 30, 2021	September 30, 2021	0.438
Total			$1.314
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
As of September 30, 2021 and December 31, 2020, the Company had total senior securities of $1,114,745 and $1,037,149, respectively, consisting of secured borrowings under the Credit Facility, the Senior Notes, the 2015-1R Notes, and the Preferred Stock, and had asset coverage ratios of 180.23% and 182.09%, respectively.
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

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of September 30, 2021 and December 31, 2020.
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
Interest Rate Risk
As of September 30, 2021, on a fair value basis, approximately 1.5% of our debt investments bear interest at a fixed rate and approximately 98.5% of our debt investments bear interest at a floating rate, which primarily are subject to interest rate floors. Additionally, our Credit Facility is also subject to floating interest rates and is currently paid based on floating LIBOR rates.
Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our income in the future.
The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. These hypothetical interest income calculations are based on a model of the settled debt investments in our portfolio, excluding our investments in Credit Fund and Credit Fund II, held as of September 30, 2021 and December 31, 2020, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. Interest expense is calculated based on outstanding secured borrowings and notes payable as of September 30, 2021 and December 31, 2020 and based on the terms of our Credit Facility and notes payable. Interest expense on our Credit Facility and notes payable is calculated using the stated interest rate as of September 30, 2021 and December 31, 2020, adjusted for the hypothetical changes in rates, as shown below. We intend to continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may impact significantly our net interest income.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.
Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2021 and December 31, 2020, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled debt investments (considering interest rate floors for variable rate instruments), excluding our investments in Credit Fund and Credit Fund II, and outstanding secured borrowings and notes payable assuming no changes in our investment and borrowing structure:

	September 30, 2021			December 31, 2020
Basis Point Change	Interest Income	Interest Expense	Net Investment Income	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$35,169	$(23,673)	$11,496	$35,024	$(23,164)	$11,860
Up 200 basis points	$19,519	$(15,782)	$3,737	$20,031	$(15,443)	$4,588
Up 100 basis points	$3,890	$(7,891)	$(4,001)	$5,040	$(7,721)	$(2,681)
Down 100 basis points	$(146)	$991	$845	$(260)	$1,570	$1,310
Down 200 basis points	$(146)	$991	$845	$(260)	$1,570	$1,310
Down 300 basis points	$(146)	$991	$845	$(260)	$1,570	$1,310

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
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting during the three month period ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information regarding purchases of our common stock made by or on behalf of the Company or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the three months ended September 30, 2021 for the periods indicated.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)(2)	Maximum (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2021 through July 31, 2021	192,616	$13.32	192,616	$36,859
August 1, 2021 through August 31, 2021	150,826	13.93	150,826	34,758
September 1, 2021 through September 30, 2021	152,429	13.80	152,429	32,655
Total	495,871		495,871

(1)On trade date basis.
(2)On November 1, 2021, the Company's Board of Directors approved the continuation of the Company's Stock Repurchase Program until November 5, 2022, or until the date the approved dollar amount has been used to repurchase shares. Pursuant to the program, the Company is authorized to repurchase up to $150 million in the aggregate of the Company's outstanding stock in the open market and/or through privately negotiated transactions at prices not to exceed the Company’s net asset value per share as reported in its most recent financial statements, in accordance with the guidelines specified in Rule 10b-18 of the Exchange Act. The timing, manner, price and amount of any repurchases will be determined by the Company, in its discretion, based upon the evaluation of economic and market conditions, stock price, available cash, applicable legal and regulatory requirements and other factors, and may include purchases pursuant to Rule 10b5-1 of the Exchange Act. The program does not require the Company to repurchase any specific number of shares and there can be no assurance as to the amount of shares repurchased under the program. The program may be suspended, extended, modified or discontinued by the Company at any time, subject to applicable law. Pursuant to the authorization described above, the Company adopted a 10b5-1 plan (the "Company 10b5-1 Plan"). The Company 10b5-1 Plan provides that purchases will be conducted on the open market in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act and will otherwise be subject to applicable law, which may prohibit purchases under certain circumstances. The amount of purchases made under the Company 10b5-1 Plan or otherwise and how much will be purchased at any time is uncertain, dependent on prevailing market prices and trading volumes, all of which we cannot predict. The Company's Stock Repurchase Program was originally approved by the Company's Board of Directors on November 5, 2018 and announced on November 6, 2018.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
On October 28, 2021, TCG BDC, Inc. held a special meeting of stockholders (the “Meeting”) virtually. Stockholders considered one proposal, as described in the Company’s proxy statement filed on September 13, 2021.
At the meeting, holders of the outstanding shares of the Company's common stock and the outstanding shares of the Company's convertible preferred stock, series A ("preferred stock"), voting together as a single class, voted upon the proposal described below. As of August 17, 2021, the record date for the Meeting, there were 54,073,293 shares of common stock of the Company and 2,000,000 shares of preferred stock of the Company outstanding and entitled to vote at the Meeting. There were 27,637,394 shares of common stock of the Company and 2,000,000 shares of preferred stock of the Company present or represented at the Meeting, constituting a quorum.
The final voting results for the proposal submitted to a vote of stockholders at the Meeting are set forth below. The proposal was approved by the requisite vote.
Proposal 1. The proposal to authorize the Company, with the approval of the Company’s board of directors, to sell or otherwise issue shares of the Company’s common stock, during the next 12 months following stockholder approval, at a price below the then-current net asset value per share, subject to certain limitations described in the proxy statement (including that the number of shares issued does not exceed 25% of the Company’s then-outstanding common stock immediately prior to each such offering).

The vote on the proposal, including affiliated and unaffiliated shares, was as follows:

For	Against	Abstain	Broker Non-Votes
25,651,889	3,632,405	353,100	0

The vote on the proposal, adjusted for 2,934,505 affiliated shares, was as follows:

For	Against	Abstain	Broker Non-Votes
22,717,384	3,632,405	353,100	0
Item 6. Exhibits.

31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
* Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TCG BDC, INC.

Dated: November 2, 2021	By	/s/ Thomas M. Hennigan
Thomas M. Hennigan Chief Financial Officer (principal financial officer)