Form 10-K
period 2021-12-31
TCG BDC, INC.
filed 2022-02-22
CIK 1544206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock at June 30, 2021, based on the closing price of the common stock on that date of $13.21 on The Nasdaq Global Select Market, held by those persons deemed by the registrant to be non-affiliates was approximately $741,468,238.
The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding at February 18, 2022 was 52,842,456.
Documents Incorporated by Reference: Portions of the registrant’s Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

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
•the impact of fluctuations in interest rates on our business, including from the discontinuation of LIBOR and the implementation of alternatives to LIBOR;
•the valuation of our investments in portfolio companies, particularly those having no liquid trading market, and the impact of the COVID-19 pandemic thereon;
•the impact of supply chain constraints on our portfolio companies and the global economy;
•the elevating levels of inflation, and its impact on our portfolio companies and on the industries in which we invest;
•the impact on our business of changes in laws, policies or regulations (including the interpretation thereof) affecting our operations or the operations of our portfolio companies;
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
•the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks;

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
We have based the forward-looking statements included in this Form 10-K on information available to us on the date of this Form 10-K, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the Securities and Exchange Commission (the “SEC”), including our annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K.

PART I
In this annual report, except where the context suggests otherwise:
•the terms “we,” “us,” “our,” “Company” and “TCG BDC” refer to TCG BDC, Inc., a Maryland corporation and its consolidated subsidiaries;
•the term “SPV” refers to TCG BDC SPV LLC, a wholly owned and consolidated subsidiary;
•the term “2015-1 Issuer” refers to Carlyle Direct Lending CLO 2015-1R LLC (formerly known as Carlyle GMS Finance MM CLO 2015-1 LLC), a wholly owned and consolidated subsidiary;
•the term “Carlyle” refers to The Carlyle Group Inc. (formerly known as The Carlyle Group L.P.) (NASDAQ: CG) and its affiliates and its consolidated subsidiaries (other than portfolio companies of its affiliated funds);
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
•the term “Credit Fund II” refers to Middle Market Credit Fund II, LLC, an unconsolidated limited liability company, in which we own an 84.13% economic interest and co-manage with Cliffwater Corporate Lending Fund ("CCLF"), and its wholly owned and consolidated subsidiary; and
•references to “this Form 10-K” are to our Annual Report on Form 10-K for the year ended December 31, 2021.
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
Our investment objective is to generate current income and, to a lesser extent, capital appreciation primarily through secured debt investments in U.S. middle market companies supported by financial sponsors. Our core investment strategy focuses on lending to U.S. middle market companies, which we define as companies with approximately $25 million to $100 million of earnings before interest, taxes, depreciation and amortization (“EBITDA”), which we believe is a useful proxy for cash flow. This core strategy is supplemented with complementary specialty lending and opportunistic investing strategies, which take advantage of the broad capabilities of Carlyle's Global Credit platform while offering risk-diversifying portfolio benefits. We seek to achieve our investment objective primarily through direct origination of secured debt instruments, including first lien senior secured loans (which may include stand-alone first lien loans, first lien/last out loans and “unitranche” loans) and second lien senior secured loans (collectively, “Middle Market Senior Loans”), with a minority of our assets invested in higher yielding investments (which may include unsecured debt, mezzanine debt and investments in equities).
We invest primarily in loans to middle market companies whose debt, if rated, is rated below investment grade, and, if not rated, would likely be rated below investment grade if it were rated (that is, below BBB- or Baa3, which is often referred to as “junk”). Exposure to below investment grade instruments involves certain risks, including speculation with respect to the borrower’s capacity to pay interest and repay principal. See Item 1A of this Form 10-K “Risk Factors— Risks Related to Our Investments— Our investments are risky and speculative”.

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
Our Investment Adviser
Our investment activities are managed by our Investment Adviser, a Delaware limited liability company and an investment adviser registered with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The principal executive offices of our Investment Adviser are located at One Vanderbilt Avenue, Suite 3400, New York, NY 10017, with additional offices in Chicago, Boston and Los Angeles. Our Investment Adviser is responsible for sourcing potential investments, conducting research and due diligence on prospective investments, analyzing and structuring investments and monitoring investments on an ongoing basis.
Our Investment Adviser is served by origination, capital markets, underwriting and portfolio management teams comprised of experienced investment professionals across Carlyle's Global Credit segment, as defined below. Our investment approach is focused on long-term credit performance and principal preservation. Our Investment Adviser’s investment team utilizes a rigorous, systematic, and consistent investment process, refined over Carlyle’s 34-year history investing in private markets across multiple cycles, designed to achieve enhanced risk-adjusted returns.
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
Our Investment Adviser entered into a personnel agreement with The Carlyle Group Employee Co., L.L.C. (“Carlyle Employee Co.”), an affiliate of our Investment Adviser, pursuant to which Carlyle Employee Co. provides our Investment Adviser with access to investment professionals that comprise our Investment Adviser’s investment team. As of December 31, 2021, our Investment Adviser’s investment team included a team of more than 180 investment professionals across the Global Credit segment. Our Investment Adviser’s investment committee comprises five of the most senior credit professionals within the Global Credit segment, with backgrounds and expertise across asset classes and over 26 years of average industry experience and 10 years of average tenure. In addition, our Investment Adviser and its investment team are supported by a team of finance, operations and administrative professionals currently employed by Carlyle Employee Co., a wholly owned subsidiary of Carlyle.
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
Carlyle
Our Investment Adviser and Administrator are affiliates of Carlyle. Carlyle is a global investment firm with deep industry expertise that deploys private capital across three business segments: Global Private Equity, Global Credit and Investment Solutions. With $301 billion of assets under management (“AUM”) as of December 31, 2021, Carlyle’s purpose is to invest wisely and create value on behalf of its investors, portfolio companies and the communities in which we live and invest. Carlyle employs nearly 1,850 employees, including more than 690 investment professionals in 26 offices across five continents, and serves more than 2,850 active carry fund investors from 89 countries.
Carlyle’s Global Credit segment, which currently has $73.4 billion in assets under management, advises a group of 87 active funds that pursue investment strategies across the credit spectrum, including: liquid credit, illiquid credit, and real assets credit, a well as cross-platform vehicles. Global Credit has been Carlyle’s fastest-growing segment in total AUM over the past three years, and Carlyle continues to expand its reach into additional areas of focus, such as real estate credit. Since the establishment of Global Credit in 1999, these various capital sources provide the opportunity for Carlyle to offer highly customizable and creative financing solutions to borrowers to meet their specific capital needs.
Primary areas of focus for Carlyle’s Global Credit segment include:
Liquid Credit
•Loans and Structured Credit. The structured credit funds invest primarily in performing senior secured bank loans through CLOs and other investment vehicles. In 2021, Carlyle closed eleven new U.S. CLOs and three CLOs in Europe with a total of $5.9 billion and $1.5 billion, respectively, of AUM at December 31, 2021. As of December 31, 2021, Carlyle’s loans and structured credit team advised 67 structured credit funds and two other structured credit funds in the United States and Europe totaling, in the aggregate, approximately $34.1 billion in AUM.
Illiquid Credit
•Direct Lending. Carlyle’s direct lending business includes Carlyle’s BDCs, which invest primarily in first lien loans (which include unitranche, “first out” and “last out” loans) and second lien loans of middle market companies, typically defined as companies with annual EBITDA ranging from $25 million to $100 million, that lack access to the broadly syndicated loan and bond markets. As of December 31, 2021, Carlyle’s direct lending investment team advised three BDCs (including the Company) and six separately managed accounts, totaling, in the aggregate, $6.6 billion in AUM.
•Opportunistic Credit. Carlyle’s opportunistic credit team invests primarily in highly-structured and privately-negotiated capital solutions supporting corporate borrowers through secured loans, senior subordinated debt, mezzanine debt, convertible notes, and other debt like instruments, as well as preferred and common equity in such borrowers. The team will also look to invest in special situations (i.e., event-driven opportunities that exhibit hybrid credit and equity features) as well as market dislocations (i.e., primary and secondary market investments in liquid debt instruments that arise as a result of temporary market volatility). As of December 31, 2021, Carlyle’s opportunistic credit team advised two funds and one separately managed account totaling, in the aggregate, $7.8 billion in AUM.
•Distressed Credit. The distressed credit funds generally invest in liquid and illiquid securities and obligations, including secured debt, senior and subordinated unsecured debt, convertible debt obligations, preferred stock and public and private equity of financially distressed companies in defensive and asset-rich industries. In certain investments, these funds may seek to restructure pre-reorganization debt claims into controlling positions in the equity of the reorganized companies. As of December 31, 2021, Carlyle’s distressed credit team advised three funds totaling, in the aggregate, approximately $3.0 billion in AUM.
Real Assets Credit
•Aircraft Financing and Servicing. Carlyle Aviation Partners, Ltd. (“Carlyle Aviation Partners”) is Carlyle's multi-strategy investment platform that is engaged in commercial aviation aircraft financing and investment throughout commercial aviation industry. As of December 31, 2021, Carlyle Aviation Partners had approximately $10.2 billion in AUM across five active carry funds, in addition to securitization vehicles, liquid strategies and other vehicles.
•Infrastructure Debt. Our Infrastructure debt team invests primarily in directly originated and privately negotiated debt instruments related to global infrastructure projects, primarily in the power, energy, transportation, water/waste, telecommunications and social infrastructure sectors. The team focuses primarily on senior, subordinated, and mezzanine debt and seeks to invest primarily in developed markets within the Organization for Economic Cooperation and Development (“OECD”). As of December 31, 2021, Carlyle’s infrastructure debt team managed $2.0 billion in AUM.
Other Credit
•Insurance Solutions. Carlyle Insurance Solutions (“CIS”) combines our deep insurance expertise with portfolio construction capabilities, capital sourcing and asset origination strengths to provide comprehensive liability funding/reinsurance, asset management and advisory solutions for (re)insurance companies and fund investors. The CIS team oversees the investment in Fortitude. As of December 31, 2021, AUM related to capital raised from third-party investors to acquire a controlling interest in Fortitude was $3.2 billion, and Fortitude and AIG have committed approximately $7.0 billion of capital to-date to various Carlyle strategies.
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

Strategic Relationships
We have established, and may in the future establish, strategic relationships that may diversify our product offering, increase our scale, enhance our origination capabilities or provide other benefits. To this end, in early 2016, we and Credit Partners USA LLC (“Credit Partners”), a wholly owned subsidiary of PSP Investments Holding USA LLC, an affiliate of a large Canadian pension fund, agreed to co-invest through Credit Fund, a joint venture primarily focused on investing in first lien loans to middle market companies. Since its inception and through December 31, 2021, Credit Fund has invested in over $3.1 billion (before any repayments or exits) of senior secured loans. We and Credit Partners each have 50% economic ownership of Credit Fund and have commitments to fund, from time to time, capital of up to $250 million each. Additionally, in November 2020, we and Cliffwater Corporate Lending Fund (“CCLF”), an investment vehicle managed by Cliffwater LLC, agreed to co-invest through Middle Market Credit Fund II, LLC (“Credit Fund II”), a joint venture primarily focused on investing in senior secured loans of middle market companies. The initial portfolio of Credit Fund II was comprised predominantly of senior secured loans contributed by TCG BDC. We and CCLF have 84.13% and 15.87% ownership in Credit Fund II, respectively.

Competitive Strengths
Carlyle Global Credit’s key competitive strengths are based on Carlyle’s integrated platform – with a breadth of capabilities, scale of capital and depth of expertise – which Carlyle believes allows it to mitigate competition and thereby improve our ability to deliver on the expectations of shareholders. We believe the following characteristics distinguish Carlyle’s capabilities in private credit:
•Proven Direct Origination Approach. Carlyle Direct Lending’s business directly originates nearly 100% of its investments, sourced from both the dedicated direct lending origination team as well as from the many adjacent capabilities across the Carlyle Credit platform. This origination approach has resulted in a strong and diversified flow of opportunities, approximately 1,850 per annum, from which Carlyle believes it can select investments with the best potential risk/reward characteristics.
•Breadth of Capabilities. Carlyle believes it has one of the broadest credit investment capabilities in the market today. As a global private credit platform, Carlyle has the ability to invest across the capital structure in first lien, unitranche, second lien, junior debt and preferred equity. Carlyle Credit can potentially serve as a one-stop shop, providing creative and holistic solutions for borrowers across the capital structure, which allows it to pursue investment opportunities with limited competition.
•Scale of Capital. With $73.4 billion of AUM as of December 31, 2021 across its platform, Carlyle Global Credit maintains a significant capital base that can provide a full capital solution, delivering certainty of execution for borrowers and mitigating opportunities for competitive disintermediation.
•Depth of Expertise. Carlyle is a market leading global platform with $301 billion of AUM, an experienced and tenured bench of more than 690 investment professionals with well-established, long-standing relationships with sponsors, management teams, and industry experts, as of December 31, 2021. Carlyle believes that it brings differentiated diligence insights and extensive experience to inform credit selection. As a firm, Carlyle seeks to bring the collective power of the global platform with respect to individual investments, including sector credit analysts, Carlyle Private Equity’s deep knowledge and relationships with potential customers, suppliers or competitors of a given company, and internal dedicated diligence groups (e.g., government affairs and environment, social and corporate governance (“ESG”)). Carlyle believes this integrated and collaborative approach allows it to move faster and with higher conviction than its competitors in many scenarios.
•Rigorous Credit Selection. Carlyle employs a robust, iterative and heavily documented underwriting process for its Direct Lending business, which consists of four “gates” where a credit is reviewed and requires sign-off, including (i) at the point of origination, (ii) by the underwriting team, (iii) by Carlyle Direct Lending’s screening committee (the “Direct Lending Screening Committee” or the “Screening Committee”) and finally (iv) by Carlyle Direct Lending’s investment committee at our Investment Adviser (“Direct Lending Investment Committee” or “Investment Committee”). This rigorous diligence approach has allowed for a less than 3% closing rate on the approximately 1,850 transactions that were reviewed by the deal team over the past 12 months.
•Defensive Approach. Carlyle approaches the direct lending business with a defensive mindset that permeates all aspects of investment selection. On a strategic level, Carlyle seeks to construct well diversified portfolios, heavily weighted towards non-cyclical industries, and applies only moderate leverage at the portfolio level. In addition, in individual asset selection, Carlyle favors sponsored over non-sponsored borrowers, seeks to transact with sponsors it knows well (approximately 80% of Carlyle Direct Lending’s business is with repeat sponsors), works with companies it knows well via its significant incumbencies, and primarily invests in transactions where Carlyle maintains leadership or roles with significant influence (approximately 85% of originations having a titled role in recent years).
Market Opportunity
We believe the middle market lending environment provides attractive investment opportunities as a result of a combination of the following factors:
•Favorable Market Environment. We believe the middle market remains one of the most attractive investment areas due to its large size, superior value relative to the broadly syndicated loan market, and supply-demand imbalance that continues to favor non-bank lenders. We believe market yields remain attractive and leverage levels at middle market companies are stable, creating a favorable investment environment.

•Large and Growing U.S. Middle Market. The middle market direct lending asset class has undergone tremendous growth and maturation over the past decade and is one of the largest sub-segments of private credit, a now $800+ billion market. Carlyle believes this growth has been driven by fundamentally sound, secular drivers, including the expansion of private market activity, increased bank regulation and consolidation and structural changes in liquid credit markets, all of which create a significant opportunity for private credit investing.
•Benefits of Traditional Middle Market Focus. Carlyle believes that there are meaningful benefits to investing in middle market directly originated assets, which allows the strategy to generate excess return as compared to traditional fixed income asset classes, with comparable risk performance. The excess return is generated by prudently taking incremental complexity and illiquidity risk. Traditional middle market companies offer more attractive economics in the form of upfront fees, spreads and prepayment penalties. In addition, senior secured middle market loans typically have strong defensive characteristics and structural protections, including priority in the capital structure and covenants, with a majority of middle market loans structured with financial covenants relative to the broadly syndicated markets. Additional protection may be gained through better credit documentation and control, enhanced management and diligence access, monitoring of assets, and significantly more influence in the instance of a workout scenario.
•Market Environment Favors Non-Traditional Lenders. The direct lending asset class has also benefited from an ongoing secular trend in the banking industry. Post Great Financial Crisis (“GFC”) in 2008, as tougher regulations have reshaped the landscape, traditional banks have reduced their lending capabilities by nearly 50% over the past ten years. As banks have retreated due to a number of new laws, regulations and regulatory guidance, including the Dodd-Frank Wall Street Reform and Consumer Protection Act, the federal bank regulatory agencies’ leveraged lending guidelines and Basel III regulatory capital framework, institutional investors have increased their lending capabilities to fill the void. Post-GFC, institutional investors now originate over 80% of primary leveraged loan issuances in the U.S., generating an incremental capital opportunity for the asset class.
•Favorable Capital Markets Trends. Over the past two decades, Carlyle has witnessed a secular trend with respect to the shift in economic activity from public to privately owned businesses due to less appetite for public market exposure. The number of public companies in the U.S. has dropped by over 50% from its peak, with a mirror image increase in the rise of private equity-backed companies. Overall public listing activity has declined by approximately two-thirds over the past forty years. These privately owned companies often prefer to finance themselves through the private markets, which has allowed for a natural expansion of the market opportunity for direct lenders on a secular basis for over a decade. Given current market dynamics, Carlyle believes that the asset class will continue to expand.
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
Investment Process
Origination
The direct lending investment team’s multi-channel origination model generates attractive investment opportunities through a variety of sources, including over 250 private equity firms, financial institutions, other middle market lenders, strategic relationships and arrangements, financial advisors, and experienced management teams. The origination team supplements these relationships through personal visits and marketing campaigns focused on maximizing investment deal flow. It is their responsibility to identify specific opportunities, refine opportunities through candid exploration of the underlying facts and circumstances and to apply creative and flexible solutions to solve a borrower or sponsor’s financing needs. The eight origination professionals are located in New York, Chicago, Boston and Los Angeles. Each originator maintains long-standing relationships with potential sources of deal flow and is responsible for covering a specified target market, organized by geography and secondarily by sector. Carlyle believes the originators’ strengths and breadth of relationships across a wide range of markets generate numerous financing opportunities, which enable it to be highly selective through its diligence and investment process, with less than 3% of total deals screened over the past 12 months closing. The direct lending investment team has cultivated very strong relationships with private equity sponsors with whom it works closely in sourcing and executing transactions. Carlyle believes that borrowers benefit from full financing solutions, access to the vast Carlyle network, and reliable execution.
Underwriting
The underwriting process is led by an experienced team of senior underwriters with an average of 14 years of experience that are organized by sector and benefit from a deep base of shared information enabled by platform integration, as well as OneCarlyle resources. The typical deal timeline is sixty to ninety days and follows a multi-faceted four-step process:
1.Screening. The deal team reviews marketing materials and industry reports, compiles debt and equity comparables, reaches out to industry experts within the Carlyle network, builds an initial cash flow model incorporating downside scenarios, identifies key credit strengths and risks and formulates a view on structure. The deal team then presents an initial analysis through a screening memo to the Screening Committee for high-level feedback and a decision to move forward with additional credit work. Based on feedback from the committee, the deal team will prepare and disseminate an outcomes email that documents the takeaways from the meeting, including preferred financing structure as well as terms, key diligence items and next steps.
2.Formal Review. Following an indication from the Screening Committee to move forward in the diligence process, the deal team will compile a detailed diligence list and prepare for in-depth credit analysis. During this process, the deal team works closely with the private equity sponsor / borrower in all aspects of due diligence. Formal due diligence includes meeting with the management team, reviewing the data room and performing key financial analyses, creating a more detailed financial model with sensitivities assuming various market environments, reviewing sell-side and third-party research, which includes industry reports and financial diligence, following up with industry experts within the Carlyle network for additional feedback, and drafting the commitment papers and term sheet.
As part of the extensive due diligence process, the deal team fully leverages all internal Carlyle resources to aid in investment decisions. This includes speaking to Carlyle Private Equity investment professionals to discuss broad industry trends, as well as Carlyle operating executives, Carlyle’s chief economist and director of research, Carlyle’s government affairs professionals and senior executive officers within Carlyle’s private equity portfolio, including over 270 companies worldwide. In addition, the deal team may utilize third-party expert networks to supplement their work to gain further insight into company and industry factors from various thought leaders across the company’s markets.
Carlyle enhanced its diligence process by incorporating formal ESG reviews, and our Investment Adviser utilizes this process as it seeks to achieve our investment objective. While ESG has always been a piece of the screening process, all deals will now be thoroughly vetted leveraging sector- and sub-sector-specific Sustainability Accounting Standards Board standards. ESG diligence incorporates country risk assessments for corruption and anti-money laundering concerns as well. The underwriters are responsible for assessing these ESG risks and including their assessment in the deal memo that the Screening and Investment Committees will review.
The formal review part of the process is iterative and involves re-screening with members of the Screening Committee, typically two to four times over the course of the deal, to produce a fulsome investment memo and provide a full term sheet and commitment papers, subject to outstanding diligence items.
3.Final Investment Committee Approval. After the Screening Committee has signed off on the investment memo, which consists of approval by the Investment Adviser’s Chief Investment Officer, Head of Underwriting, Chief Risk Officer, and a senior Managing Director, the deal team prepares for the Investment Committee approval process. The deal team reviews and summarizes final third-party industry work, the final quality of earnings report, and tax, legal, IT, HR and insurance diligence packets, conducts relevant background checks, performs outstanding ESG and regulatory due diligence, and begins drafting the definitive legal documentation for the transaction. Once the credit work for the transaction has been finalized, the deal team will finalize the investment memo and present the investment to the Investment Committee, where approval by a majority of the committee is required to approve a transaction.
4.Closing. Once the investment has been approved and prior to funding, the deal team will prepare a closing memo for the Investment Committee documenting any updates since approval, changes to key legal terms, and the final financial covenant analysis. Once the sponsor / borrower legal diligence, and the know your customer, anti-money laundering and legal documentation have been finalized, the transaction will close and fund.
The deal team focuses on lending to companies that it believes are performing, high quality businesses with a focus on strong fundamentals, market leadership with unique competitive advantages and high barriers to entry, positive cash flow generation on a historical and pro-forma basis including downside scenarios, and modest loan-to-value across economic cycles. The deal team crafts a fulsome memo with pages including, but not limited to, diligence completed on a variety of industry, company-specific, financial and legal topics. Topics may include:
Industry
•Industry growth, including total potential market opportunity, current market share and potential new business development
•Key industry trends and risk of disruption (with focus on technological disruption)
•Competitive landscape and side-by-side analysis of key competitors
•Market position and company reputation
•Industry fragmentation and consolidation trends
•M&A trends and valuation multiples
•Barriers to entry for new adjacent or substitute players
•Regulatory framework
Company
•Revenue visibility and quality

•Price and volume trends
•Details on products and services, including concentration and margins
•Customers, including customer concentration
•Contracts, including maturity / termination provisions, renewal waterfalls, ability to pass through costs and exclusivity
•Supply chain, including supplier concentration, raw material exposure, pricing power and logistics
•Management team, including quality, depth and reputation
•Sales and marketing team
•IT and technology platform
•Details on real estate and leases
•Environmental, regulatory, or legal issues and insurance coverage
Financial
•Cyclicality
•Seasonality
•Fixed and variable costs
•EBITDA adjustments
•Capital expenditures, including breakdown between maintenance and growth
•Working capital requirements, including aging and write-offs
•Detailed, bottom up cash flow modeling with sensitivities for key business risks
•Foreign exchange exposure
•Accounting policies, including revenue and costs recognition
•Bonding requirements
•Claims on income streams and off-balance sheet liabilities
•Tax characteristics and tax shield
Legal
•Definitions of EBITDA and indebtedness
•Financial covenants and ability of a sponsor to invest incremental capital into the borrower
•Affirmative covenants, including but not limited to reporting requirements, audits, budgets, and maintaining good standing
•Permitted indebtedness, permitted liens and incremental facilities (including most favored nation protection)
•Restricted payments and tax distributions
•Permitted acquisitions and investments
•Permitted divestures and mandatory prepayments
•Events of defaults and cure periods
•Security and collateral packages
•Assignability of key contracts, leases, material IP and other key collateral
•Limitations on fundamental changes and transferring collateral
•Enforcement of remedies
•Voting and assignment provisions
•Other debt agreements and relevant intercreditor and subordination agreements
Portfolio and Risk Management
The investment team views proactive portfolio monitoring as a vital part of its investment process, which includes the continuous review of a borrower by portfolio management, underwriting and workout professionals, with multiple layers of risk review and oversight. The investment team follows a rigorous monitoring strategy that utilizes a proprietary dashboard template for each transaction, which tracks financial performance, covenant compliance, follow-on transactions and amendments, and real-time updates to internal risk ratings based on qualitative and quantitative factors. The portfolio management process involves a variety of ongoing and scheduled reviews that allow for early detection of issues and escalation to the Investment Committee and workout team to avoid credit losses. This process includes detailed portfolio dashboard updates, monthly reviews of watch list credits, quarterly meetings to conduct formal portfolio reviews, focused on technical analysis of financial performance and portfolio diversification, and ongoing ad-hoc meetings to handle borrower-specific requests, including follow-on transactions and amendments.
In connection with the quarterly portfolio reviews, the investment team also compiles a quarterly risk report that examines, among other things, migration in the portfolio and loan level investment mix, industry diversification, internal risk ratings, revenue and EBITDA and leverage.
Frequency of review of individual loans is determined on a case-by-case basis, based on internal risk ratings as laid out below, total exposure and other criteria set forth by the Investment Committee. The direct lending team has developed an internal risk policy which regularly assesses the risk profile of each investment and rates them based on the following categories, which are referred to as internal risk ratings.

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

Beyond the policies detailed above, our Investment Adviser’s investment team performs analyses and projections to assess potential exposure of the portfolio to variable macroeconomic factors and market conditions. Sample analysis includes impact from falling energy prices, volatility in foreign exchange rates, Brexit, interest rate sensitivity and quite notably, the COVID-19 pandemic. These analyses can take the form of periodic (weekly/monthly/quarterly) reports as well as ad hoc analysis based on current market conditions.
Portfolio Composition
As of December 31, 2021 and 2020, the fair value of our investments was approximately $1,913 million and $1,826 million, respectively, in 117 and 117 portfolio companies/investment funds, respectively. The type, geography and industry composition of our investments, each as a percentage of the fair value of our investments as of December 31, 2021 and 2020, were as follows:

	As of December 31,
Type—% of Fair Value	2021	2020
First Lien Debt	64.4%	67.0%
Second Lien Debt	17.9	15.6
Equity Investments	4.0	1.9
Investment Funds	13.7	15.5
Total	100.0%	100.0%

	As of December 31,
Type—% of Fair Value of First and Second Lien Debt	2021	2020
Floating Rate	98.4%	99.1%
Fixed Rate	1.6	0.9
Total	100.0%	100.0%

	As of December 31,
Geography—% of Fair Value	2021	2020
Canada	2.5%	1.4%
Cyprus	0.4	0.4
Italy	0.3	—
Luxembourg	2.0	1.6
United Kingdom	5.0	4.9
United States	89.8	91.7
Total	100.0%	100.0%

	As of December 31,
Industry—% of Fair Value	2021	2020
Aerospace & Defense	8.7%	4.8%
Automotive	4.9	3.2
Banking, Finance, Insurance & Real Estate	5.1	5.3
Beverage, Food & Tobacco	4.4	4.4
Business Services	5.4	7.3
Capital Equipment	3.5	2.6
Chemicals, Plastics & Rubber	3.2	1.4
Construction & Building	0.6	0.1
Consumer Goods: Durable	—	0.6
Consumer Goods: Non-Durable	0.3	0.1
Consumer Services	1.4	1.9
Containers, Packaging & Glass	2.7	3.2
Energy: Oil & Gas	2.2	2.2
Environmental Industries	3.6	3.4
Healthcare & Pharmaceuticals	12.0	6.5
High Tech Industries	7.9	11.3
Hotel, Gaming & Leisure	5.9	4.4
Investment Funds	13.7	15.5
Media: Advertising, Printing & Publishing	0.4	2.0
Media: Diversified & Production	1.0	1.1
Metals & Mining	0.1	—
Retail	2.4	1.9
Software	5.5	4.7
Sovereign & Public Finance	0.7	2.1
Telecommunications	4.0	5.4
Transportation: Cargo	—	1.6
Transportation: Consumer	—	1.5
Utilities: Electric	—	—
Wholesale	0.4	1.5
Total	100.0%	100.0%
See the Consolidated Schedules of Investments as of December 31, 2021 and 2020 in our consolidated financial statements in Part II, Item 8 of this Form 10-K for more information on these investments, including a list of companies and type, cost and fair value of investments.
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
We are generally not able to issue and sell our common stock at a price below net asset value ("NAV") per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current NAV of our common stock if our Independent Directors determine that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. In any such case, the price at which our common stock is to be issued and sold may not be less than a price that, in the determination of our Independent Directors, closely approximates the market value of such shares (less any distributing commission or discount). In addition, we may generally issue new shares of our common stock at a price below NAV in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances. Pursuant to approval granted at a special meeting of stockholders held on October 28, 2021, we are authorized, with the approval of the Board of Directors, to sell or otherwise issue shares of our common stock at a price below the then-current NAV per share, subject to certain limitations (including that the number of shares issued does not exceed 25% of our then-outstanding common stock immediately prior to each such offering). Such stockholder approval expires on October 28, 2022. See Part I, Item 1A of this Form 10-K “Risk Factors—Risks Related to Our Business and Structure—Regulations governing our operation as a BDC affect our ability to, and the way in which we will, raise additional capital. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage” and “—The NAV per share of our common stock may be diluted if we sell shares of our common stock in one or more offerings at prices below the then current NAV per share of our common stock.”
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
We expect to use the expertise of the members of our Investment Adviser’s investment committee and its investment team to assess investment risks and determine appropriate pricing for our investments. In addition, we expect that extensive direct origination resources, broad product capabilities, ability to commit capital in scale and the depth of expertise of our Investment Adviser’s investment team will enable us to learn about and compete effectively for, financing opportunities with attractive middle market companies in the industries in which we seek to invest. For additional information concerning the competitive risks we face, see Part I, Item 1A of this Form 10-K “Risk Factors—Risks Related to Our Investments—We operate in a highly competitive market for investment opportunities, and compete with investment vehicles sponsored or advised by our affiliates .”

Staffing
We do not currently have any employees. Our Chief Financial Officer, a Managing Director of Carlyle, Treasurer and Principal Accounting Officer, a Managing Director of Carlyle, and our Chief Compliance Officer and Secretary, a Managing Director of Carlyle, are retained by our Administrator pursuant to the Carlyle Sub-Administration Agreement. Each of these professionals performs their respective functions for us under the terms of our Administration Agreement.
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
•Economic recessions or downturns could impair our portfolio companies and harm our operating results.
•Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.
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
•Pursuant to approval granted by our stockholders, we are authorized to sell or issue shares of our common stock at a price below the then current NAV per share. The NAV per share of our common stock may be diluted if we sell shares of our common stock at prices below the then-current NAV per share of our common stock.
•We borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us. Our indebtedness could adversely affect our business, financial conditions or results of operations.
•Changes in interest rates may increase our cost of capital, reduce the ability of our portfolio companies to service their debt obligations and decrease our net investment income. The discontinuation of LIBOR and adoption of alternative reference rates may adversely affect our business and results of operations.
•The impact of Brexit on our investments is uncertain and could adversely affect our business.
•We will be subject to corporate-level income tax if we are unable to maintain our qualification as a RIC for U.S. federal income tax purposes under Subchapter M of the Code.
•If we are not treated as a “publicly offered regulated investment company,” as defined in the Code, certain U.S. stockholders will be treated as having received a dividend from us.
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
•Cybersecurity risks and cyber incidents may adversely affect our business, results of operations or financial condition or those of our portfolio companies.
•Changes in laws or regulations governing our business or the businesses of our portfolio companies, changes in the interpretation thereof or newly enacted laws or regulations, and any failure by us or our portfolio companies to comply with these laws or regulations may adversely affect our business and the businesses of our portfolio companies.

•We are subject to certain risks as a result of our direct interest in the 2015-1 Issuer Preferred Interests.
Risks Related to Our Investments
•Our investments are risky and speculative, generally illiquid and typically do not have a readily available market price.
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
•The due diligence investigation that our Investment Adviser carries out with respect to an investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity. The financial projections of our portfolio companies could prove inaccurate.
•Our portfolio companies prepay loans from time to time, which may have the effect of reducing our investment income if the returned capital cannot be invested in transactions with equal or greater yields.
•We invest through joint ventures, partnerships or other special purpose vehicles and our investments through these vehicles may entail greater risks, or risks that we otherwise would not incur, if we otherwise made such investments directly.
•Our ability to enter into transactions with Carlyle and our other affiliates is restricted.
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
Risks Related to an Investment in Our Common Stock and Other Securities That We May Issue
•Investing in our securities involves a high degree of risk. The market price of our securities may fluctuate significantly. Our shares of common stock have traded at a discount to NAV and may do so again.
•We issued the Preferred Stock in May 2020 and we may in the future determine to issue additional preferred stock, which could adversely affect the market value of our common stock.
•Purchases of our common stock under our stock repurchase program, and sales of substantial amounts of our common stock in the public market, may have affected, or could in the future affect, the public price of our common stock.
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
U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19 that began in December 2019, as evidenced by the volatility in global stock markets as a result of, among other things, uncertainty surrounding the COVID-19 pandemic and the impact of supply chain disruptions. Despite actions of the U.S. federal government and foreign governments, these events have contributed to unpredictable general economic conditions that are materially and adversely impacting the broader financial and credit markets. These and future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows, as well as the businesses of our portfolio companies, and the broader financial and credit markets.
At various times, such disruptions have resulted in, and may in the future result in, a lack of liquidity in parts of the debt capital markets, significant write-offs in the financial services sector and the repricing of credit risk. Such conditions may occur for a prolonged period of time again, and may materially worsen in the future, including as a result of U.S. government shutdowns, or future downgrades to the U.S. government's sovereign credit rating or the perceived credit worthiness of the U.S. or other large global economies. In addition, the current U.S. political environment and the resulting uncertainties regarding actual and potential shifts in U.S. foreign investment, trade, taxation, economic, environmental and other policies under the current Administration, as well as the impact of geopolitical tension, such as a deterioration in the bilateral relationship between the U.S. and China or an escalation in conflict between Russia and Ukraine, could lead to disruption, instability and volatility in the global markets. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events have limited and could continue to limit our investment originations, and limit our ability to grow and could have a material negative impact on our operating results, financial condition, results of operations and cash flows and the fair values of our debt and equity investments.
In addition, the U.S. and global capital markets have in the past, and may in the future, experience periods of extreme volatility and disruption during economic downturns and recessions. Trade wars and volatility in the U.S. repo market, the U.S. high yield bond markets, the Chinese stock markets and global markets for commodities may affect other financial markets worldwide. In addition, while recent government stimulus measures worldwide have reduced volatility in the financial markets, volatility may return as such measures are phased out, and the long-term impacts of such stimulus on fiscal policy and inflation remain unknown. Increases to budget deficits, which have been exacerbated by the COVID-19 pandemic, or direct and contingent sovereign debt may create concerns about the ability of certain nations to service their sovereign debt obligations and any risks resulting from any such debt crisis in Europe, the U.S. or elsewhere could have a detrimental impact on the global economy, sovereign and non-sovereign debt in certain countries and the financial condition of financial institutions generally. Austerity measures that certain countries may agree to as part of any debt crisis or disruptions to major financial trading markets may adversely affect world economic conditions, our business and the businesses of our portfolio companies.
Additionally, the Federal Reserve is expected to raise the Federal Funds Rate in 2022. These developments, along with the United States government’s credit and deficit concerns, global economic uncertainties and market volatility and the impacts of COVID-19, could cause interest rates to be volatile, which may negatively impact our ability to access the capital markets on favorable terms.
The COVID-19 pandemic has adversely affected, and may continue to adversely affect, our portfolio companies and the results of our operations.
In late 2019 and early 2020, SARS-CoV-2 and COVID-19 emerged in China and spread rapidly across the world, including the U.S. This outbreak has led, and for an unknown period of time will continue to lead, to disruptions in local, regional, national and global economic activity, adversely affected the functioning of financial markets, impacted market interest rates, increased economic and market uncertainty, and disrupted trade and supply chains. While economic activity has improved, disruptions to supply chains continue and significant inflation has been seen in many segments of the global economy. With respect to the U.S. credit markets (in particular for middle market loans), this outbreak has resulted in, and until fully resolved is likely to continue to result in, the following among other things: (i) government imposition of various forms of “stay at home” orders and the closing of “non-essential” businesses, resulting in significant disruption to the businesses of many middle-market loan borrowers including supply chains, demand and practical aspects of their operations, as well as in lay-offs of employees, and, while these effects are hoped to be temporary, some effects could be persistent or even permanent; (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iv) volatility and disruption of these markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (v) rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced by the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle market businesses. Such conditions have required and may in the future require us to modify the payment terms of our investments, including changes in PIK interest provisions and/or cash interest rates. The performance of certain of our portfolio companies has been, and in the future may be, negatively impacted by these economic or other conditions, which can result in our receipt of reduced interest income from our portfolio companies and/or realized and unrealized losses related to our investments, and, in turn, may adversely affect distributable income and have a material adverse effect on our results of operations. In addition, as governments continue to respond to changing COVID-19 related conditions and impose certain COVID-19 mitigation measures, certain of our portfolio companies may experience increases in health and safety expenses, payroll costs and other operating expenses. It is impossible to determine the scope of this outbreak, or any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on us and our portfolio companies.
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
While several countries, as well as certain states in the United States, have relaxed public health restrictions with a view to partially or fully reopening their economies, recurring COVID-19 outbreaks and the spread of new COVID-19 variants have led to the re-introduction of such restrictions in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. These or new travel restrictions may result in a global economic downturn. Ineffectual treatment options could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may experience an economic downturn, and we anticipate our business and operations could be materially adversely affected by a prolonged economic downturn and uncertainty in the U.S. and other major markets. Some economists and major investment banks have expressed concerns that the continued spread of the virus globally could lead to a world-wide economic downturn.
Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.
Certain of our portfolio companies are in industries that may be impacted by inflation. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations.
Economic recessions or downturns could impair our portfolio companies and harm our operating results.
Many of the portfolio companies in which we make investments may be susceptible to economic slowdowns or recessions and may be unable to repay the loans we made to them during these periods. The ongoing effects of the COVID-19 pandemic, supply chain disruptions and inflation heighten these risks. Therefore, our non-performing assets may increase and the value of our portfolio may decrease during these periods as we are required to record our investments at their current fair value. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our and our portfolio companies’ funding costs, limit our and our portfolio companies’ access to the capital markets or result in a decision by lenders not to extend credit to us or our portfolio companies. These events could prevent us from increasing investments and harm our operating results.
Any deterioration of general economic conditions may lead to significant declines in corporate earnings or loan performance, and the ability of corporate borrowers to service their debt, any of which could trigger a period of global economic slowdown, and have an adverse impact on our performance and financial results, and the value and the liquidity of our investments. In an economic downturn, we could have non-performing assets or an increase in non-performing assets, and we would anticipate that the value of our portfolio would decrease during these periods.
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
We do not have any employees. We depend on the diligence, skill, judgment and network of business contacts of our Investment Adviser’s investment professionals and CDL to source appropriate investments for us. We depend on members of our Investment Adviser’s investment team to appropriately analyze our investments and our Investment Adviser’s investment committee to approve and monitor our middle market portfolio investments. Our Investment Adviser’s investment committee, together with the other members of its investment team, evaluate, negotiate, structure, close and monitor our investments. Our future success will depend on the continued availability of the members of our Investment Adviser’s investment committee and the other investment professionals available to our Investment Adviser. Neither we nor our Investment Adviser has employment agreements with these individuals or other key personnel, and we cannot provide any assurance that unforeseen business, medical, personal or other circumstances would not lead any such individual to terminate his or her relationship with us. The loss of any senior investment professionals to which our Investment Adviser has access, including members of our Investment Adviser's investment committee, or a significant number of the investment professionals of our Investment Adviser, could have a material adverse effect on our ability to achieve our investment objective as well as on our financial condition and results of operations. The market for qualified professionals is extremely competitive across levels and areas of expertise, and our Investment Adviser may not be successful in its efforts to recruit, retain and motivate these professionals. In connection with the COVID-19 pandemic, there has been a shift to a hybrid work model and, in recruiting efforts, our Investment Adviser has seen increased focus by prospective candidates on remote and hybrid work arrangements and arrangements providing more flexibility, including around location. If there is a further shift to a longer-term fully remote model that does not require maintaining close proximity to a company’s offices in the markets in which our Investment Adviser competes for talent, it may experience an even further increase in competition for talent and it may be difficult to recruit and retain investment professionals.
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
We may need to raise additional capital to fund growth in our investments, and a reduction in the availability of new capital could limit our ability to grow. If we fail to obtain funds from such sources or from other sources to fund our investments, it could limit our ability to grow, which may have an adverse effect on the value of our securities. We have elected to be treated, and intend to qualify annually, as a RIC for U.S. federal income tax purposes under Subchapter M of the Code. To maintain our status as a RIC, among other requirements, we must distribute on a timely basis at least 90% of our investment company taxable income to our stockholders to maintain our RIC status. As a result, any such cash earnings may not be available to fund investment originations or repay maturing debt.
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
We have borrowed under the credit facilities and through the issuance of debt securities and in the future may borrow under additional debt facilities from financial institutions. As of December 31, 2021, we had issued and outstanding $1,046.9 million aggregate principal amount of indebtedness, and $50.0 million aggregate liquidation preference of the Preferred Stock. In addition, as a BDC, our ability to borrow or issue preferred stock may be restricted if our total assets are less than 150% of our total borrowings and preferred stock. Furthermore, equity capital may be difficult to raise because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price per share less than NAV without first obtaining approval for such issuance from our stockholders and our Independent Directors. Pursuant to approval granted at a special meeting of stockholders held on October 28, 2021, we are authorized, with the approval of the Board of Directors, to sell or otherwise issue shares of our common stock at a price below the then-current NAV per share, subject to certain limitations (including that the number of shares issued does not exceed 25% of our then-outstanding common stock immediately prior to each such offering). Such stockholder approval expires on October 28, 2022.
Any failure on our part to maintain our status as a BDC or RIC would reduce our operating flexibility, may hinder our achievement of our investment objective, may limit our investment choices and may subject us to greater regulation.
The Investment Company Act imposes numerous constraints on the operations of BDCs and RICs that do not apply to other types of investment vehicles. For example, under the Investment Company Act, we are required as a BDC to invest at least 70% of our total assets in specified types of “qualifying assets,” primarily in private U.S. companies or thinly-traded U.S. public companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. In addition, in order to continue to qualify as a RIC for U.S. federal income tax purposes, we are required to satisfy certain source-of-income, diversification and distribution requirements. These constraints, among others, may hinder our ability to take advantage of attractive investment opportunities and to achieve our investment objective. See Part I, Item 1 of this Form 10-K “Business—Election to be Taxed as a RIC” for additional information.
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
We may issue additional debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the Investment Company Act. In addition, we may continue to securitize certain of our loans. Under the provisions of the Investment Company Act, we are permitted, as a BDC, to issue senior securities only in amounts such that our asset coverage ratio, as defined in the Investment Company Act, equals at least 150% of total assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test, which may prohibit us from paying dividends and could prevent us from maintaining our status as a RIC or may prohibit us from repurchasing shares of our common stock. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Accordingly, any failure to satisfy this test could have a material adverse effect on our business, financial condition or results of operations. As of December 31, 2021, our asset coverage calculated in accordance with the Investment Company Act was 181.94%. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. Furthermore, as a result of issuing senior securities, our common stockholders would also be exposed to typical risks associated with increased leverage, including an increased risk of loss resulting from increased indebtedness.
On May 5, 2020, we issued and sold 2,000,000 shares of preferred stock to an affiliate of Carlyle in a private placement at a price of $25 per share (“Preferred Stock”). The Preferred Stock ranks “senior” to common stock in our capital structure, and preferred stockholders have separate voting rights on certain matters and have other rights, preferences, or privileges more favorable than those of our common stockholders. The issuance of the Preferred Stock and any additional preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in their best interest.
We are not generally able to issue and sell our common stock at a price below the NAV per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current NAV per share of our common stock if our Independent Directors determine that such sale is in the best interests of us and our stockholders and our stockholders approve such sale. In any such case, the price at which our common stock are to be issued and sold may not be less than a price that, in the determination of our Independent Directors, closely approximates the market value of such shares (less any distributing commission or discount). Pursuant to approval granted at a special meeting of stockholders held on October 28, 2021, we are authorized, with the approval of the Board of Directors, to sell or otherwise issue shares of our common stock at a price below the then-current NAV per share, subject to certain limitations (including that the number of shares issued does not exceed 25% of our then-outstanding common stock immediately prior to each such offering). Such stockholder approval expires on October 28, 2022. See “—The NAV per share of our common stock may be diluted if we sell shares of our common stock in one or more offerings at prices below the then current NAV per share of our common stock.”
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
Pursuant to approval granted at a special meeting of stockholders held on October 28, 2021, we are authorized, with the approval of the Board of Directors, to sell or otherwise issue shares of our common stock at a price below the then-current NAV per share, subject to certain limitations (including that the number of shares issued does not exceed 25% of our then-outstanding common stock immediately prior to each such offering). Such stockholder approval expires on October 28, 2022.
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
Our Credit Facility, the Senior Notes and the 2015-1R Notes impose financial and operating covenants that restrict our business activities, remedies on default and similar matters. As of December 31, 2021, we were in material compliance with the operating and financial covenants of our Credit Facility, the Senior Notes and the 2015-1R Notes. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. Accordingly, although we believe we will continue to be in compliance, we cannot assure you that we will continue to comply with the covenants in our Credit Facility, the Senior Notes and the 2015-1R Notes. Failure to comply with these covenants could result in a default. If we were unable to obtain a waiver of a default from the lenders or holders of that indebtedness, as applicable, those lenders or holders could accelerate repayment under that indebtedness, which may result in cross-acceleration of other indebtedness. An acceleration could have a material adverse impact on our business, financial condition and results of operations. Lastly, we may be unable to obtain additional leverage, which would, in turn, affect our return on capital.
As of December 31, 2021, we had a combined $1,046.9 million of outstanding consolidated indebtedness under our Credit Facility, Senior Notes and 2015-1R Notes. Our annualized interest cost as of December 31, 2021, was 2.75%, excluding fees (such as fees on undrawn amounts and amortization of upfront fees). Since we generally pay interest at a floating rate on our Credit Facility and 2015-1R Notes, an increase in interest rates will generally increase our borrowing costs.
The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns on our portfolio, net of expenses. The calculations in the table below are hypothetical, and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
Assumed annual returns on the Company's portfolio (net of expenses)	(10)%	(5)%	0%	5%	10%
Corresponding return to common stockholder (1)	(24.44)%	(13.74)%	(3.03)%	7.67%	18.38%

(1)    Assumes, as of December 31, 2021, (i) $2,031.4 million in total assets, (ii) $1,046.9 million in outstanding indebtedness, (iii) $948.8 million in net assets and (iv) weighted average effective annual interest rate, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 2.75%.
Based on an outstanding indebtedness of $1,046.9 million as of December 31, 2021, and the weighted average effective annual interest rate, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 2.75% as of that date, our investment portfolio at fair value would have had to produce an annual return of approximately 1.42% to cover annual interest payments on the outstanding debt. For more information on our indebtedness, see Part II, Item 7 of this Form 10-K “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources.”
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
General interest rate fluctuations and changes in credit spreads on floating rate loans may have a substantial negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our rate of return on invested capital, our net investment income and our NAV. Substantially all of our debt investments have variable interest rates that reset periodically based on benchmarks such as the London Interbank Offered Rate (“LIBOR” or “L”) and the U.S. Prime Rate (“Prime Rate” or “P”), so an increase in interest rates from their historically low present levels may make it more difficult for our portfolio companies to service their obligations under the debt investments that we hold. Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. Recent concerns about inflation have prompted officials from the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) to signal a policy shift that is currently expected to result in increases in interest rates over the course of 2022 and 2023.
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
The discontinuation of LIBOR and the adoption of alternative reference rates may adversely affect our business and results of operations.

On July 27, 2017, the UK Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. On March 5, 2021, ICE Benchmark Administration Limited (“ICE”) announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative: (a) immediately after December 31, 2021, in the case of the 1-week and 2-month U.S. dollar LIBOR settings; and (b) immediately after June 30, 2023, in the case of the remaining U.S. dollar LIBOR settings. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted in the United Kingdom or elsewhere. It is possible that banks will not continue to provide submissions for the calculation of LIBOR. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable market benchmark, what rate or rates may become accepted alternatives to LIBOR, or what the effect of any such changes in views or alternatives may have on the financial markets for LIBOR-linked financial instruments.
To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee (the “ARRC"), a U.S.-based group convened by the Federal Reserve Board and the Federal Reserve Bank of New York, was formed. Financial regulators in the United Kingdom, or the UK, the European Union, Japan and Switzerland also formed working groups with the aim of recommending alternatives to LIBOR denominated in their local currencies. On July 22, 2021, the ARRC formally recommended the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, it is unclear if other benchmarks may emerge or if other rates will be adopted outside the U.S. The Bank of England’s current nominated replacement for GBP-LIBOR is the Sterling Overnight Interbank Average Rate (“SONIA”). Given the inherent differences between LIBOR and SOFR, or any other alternative benchmark rate that may be established, including SONIA, there remains uncertainty regarding the future utilization of LIBOR and the nature of any replacement rate.

In any event, LIBOR, to the extent it is published, is likely to perform differently than in the past and, ultimately, cease to exist as a global benchmark going forward. Until an alternative benchmark rate(s) becomes generally accepted and regularly implemented in the market, the uncertainty as to the future of LIBOR, its eventual phase-out, the transition to one or more alternate benchmark rate(s), and the implementation of such new benchmark rate(s) may impact a number of factors, which, either alone or in the aggregate, may cause a material adverse effect on our performance and our ability to achieve its investment objective. The Investment Adviser does not have prior experience in investing during a period of benchmark rate transition and there can be no assurance that the Investment Adviser will be able to manage our business in a profitable manner before, during or after such transition.
The discontinuance of LIBOR may require us to renegotiate credit agreements entered into prior to the discontinuation of LIBOR with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our ability to receive attractive returns.
If we are unable to do so, amounts outstanding under the Credit Facility may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our return on capital.
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

The impact of Brexit on our investments is uncertain and could adversely affect our business.
On January 31, 2020, the UK ended its membership in the European Union, or the EU, referred to as Brexit. Following the termination of a transition period, the UK and the EU entered into a trade and cooperation agreement to govern the future relationship between the parties, which was provisionally applied as of January 1, 2021 and entered into force on May 1, 2021 following ratification by the EU. With respect to financial services, the agreement leaves decisions on equivalence and adequacy to be determined by each of the UK and EU unilaterally in due course. As a result, certain UK licensed entities are unable to provide regulated services in a number of EU jurisdictions from the end of December 2020, absent regulatory relief or other measures implemented by individual countries. Such agreement is untested and may lead to ongoing political and economic uncertainty and periods of exacerbated volatility in both the United Kingdom and in wider European and global markets for some time. The longer term economic, legal, political and social implications of Brexit are unclear at this stage. Brexit has led to ongoing political and economic uncertainty and periods of increased volatility in both the UK and in wider European markets for some time. Brexit could lead to calls for similar referendums in other European jurisdictions, which could cause increased economic volatility in the European and global markets. This mid- to long-term uncertainty could have adverse effects on the economy generally and on our ability to earn attractive returns. In particular, currency volatility could mean that our returns are adversely affected by market movements and could make it more difficult, or more expensive, for us to execute prudent currency hedging policies. Potential decline in the value of the British Pound and/or the Euro against other currencies, along with the potential further downgrading of the UK’s sovereign credit rating, could also have an impact on the performance of certain investments made in the UK or Europe.
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
Our executive officers and directors, other current and future principals of our Investment Adviser and certain members of our Investment Adviser’s investment committee currently serve, and may continue to service, as officers, directors or principals of other entities and affiliates of our Investment Adviser and funds managed by our affiliates that operate in the same or a related line of business as we do. Currently, our executive officers, as well as the other principals of our Investment Adviser manage other funds affiliated with Carlyle, including other existing and future affiliated BDCs, including TCG BDC II,

Inc. and Carlyle Secured Lending III. In addition, our Investment Adviser’s investment team has responsibilities for sourcing and managing U.S. middle market debt investments for certain other investment funds and accounts. Accordingly, they have obligations to investors in those entities, the fulfillment of which may not be in the best interests of, or may be adverse to the interests of, us or our stockholders. Although the professional staff of our Investment Adviser will devote as much time to our management as appropriate to enable our Investment Adviser to perform its duties in accordance with the Investment Advisory Agreement, the investment professionals of our Investment Adviser may have conflicts in allocating their time and services among us, on the one hand, and investment vehicles managed by Carlyle or one or more of its affiliates on the other hand.
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

If we fail to maintain the adequacy of our internal controls over financial reporting, we may not be able to accurately report our financial results, which may adversely affect investor confidence in us and, as a result, the value of the securities we issue.
Effective internal controls over financial reporting are necessary for us to provide reliable financial reports. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of applicable stock exchange listing rules, and result in a breach of the covenants under the agreements governing any of our financing arrangements. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Additionally, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm were to report a material weakness in our internal controls over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports. This could materially adversely affect us and lead to a decline in the price of the securities we issue.
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
Cyber incidents and cyber-attacks have been occurring globally at a more frequent and severe level and are expected to continue to increase in frequency and severity in the future. A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to, use, alteration or destruction of our information systems for purposes of misappropriating assets, obtaining ransom payments, stealing confidential information, corrupting data or causing operational disruption, or may involve phishing. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen information, misappropriation of assets, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships. This could result in significant losses, reputational damage, litigation, regulatory fines or penalties, or otherwise adversely affect our business, financial condition or results of operations. In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks. The costs related to cybersecurity incidents may not be fully insured or indemnified. As our and our portfolio companies’ reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by our Investment Adviser and third-party service providers, and the information systems of our portfolio companies. We, our Investment Adviser and its affiliates have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, may be ineffective and do not guarantee that a cyber incident will not occur or that our financial results, operations or confidential information will not be negatively impacted by such an incident.
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
Our Investment Adviser, our Administrator and our sub-administrators have the right to resign under the Investment Advisory Agreement, the Administration Agreement and the Sub-Administration Agreements, respectively, upon 60 days’ written notice, whether a replacement has been found or not. If any of them resign, it may be difficult to find a replacement with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If a replacement is not found quickly, our business, results of operation and financial condition as well as our ability to pay distributions are likely to be adversely affected and the value of our shares may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our Investment Adviser, our Administrator and their affiliates, including certain of our sub-administrators. Even if a comparable service provider or individuals performing such services are retained, whether internal or external, their integration into our business and lack of familiarity with our investment objective may result in additional costs and time delays that may materially adversely affect our business, results of operations and financial condition. Moreover, it will be an event of default under the Credit Facility if our Investment Adviser or an affiliate of our Investment Adviser ceases to manage us, which could result in the immediate acceleration of the amounts due under the Credit Facility.
Our Investment Adviser’s liability is limited under the Investment Advisory Agreement, and we are required to indemnify our Investment Adviser against certain liabilities, which may lead our Investment Adviser to act in a riskier manner on our behalf than it would when acting for its own account.
Our Investment Adviser has not assumed any responsibility to us other than to render the services described in the Investment Advisory Agreement, and it will not be responsible for any action of our Board of Directors in declining to follow our Investment Adviser’s advice or recommendations. Pursuant to the Investment Advisory Agreement, our Investment Adviser and its members and their respective officers, managers, partners, agents, employees, controlling persons and members and any other person or entities affiliated with it will not be liable to us for their acts under the Investment Advisory Agreement, absent willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties. We have agreed to indemnify, defend and protect our Investment Adviser and its members and their respective officers, managers, partners, agents, employees, controlling persons and members and any other person or entities affiliated with it with respect to all damages, liabilities, costs and expenses arising out of or otherwise based upon the performance of any of our Investment Adviser’s duties or obligations under the Investment Advisory Agreement or otherwise as an Investment Adviser for us, and not arising out of willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties under the Investment Advisory and Agreement. These protections may lead our Investment Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account. See “Risks Related to Our Business and Structure—Our fee structure may induce our Investment Adviser to pursue speculative investments and incur leverage, and investors may bear the cost of multiple levels of fees and expenses.” for additional information.
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
Some of the loans in which we may invest may be “covenant-lite” loans, which means the loans contain fewer covenants than other loans (in some cases, none) and may not include terms which allow the lender to monitor the performance of the borrower and declare a default if certain criteria are breached. An investment by us in a covenant-lite loan may potentially hinder the ability to reprice credit risk associated with the issuer and reduce the ability to restructure a problematic loan and mitigate potential loss. We may also experience delays in enforcing our rights under covenant-lite loans. As a result of these risks, our exposure to losses may be increased, which could result in an adverse impact on our net income and net asset value.
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
Substantially all of our portfolio investments are in the form of debt investments that are not publicly traded and are illiquid compared to publicly traded securities, and there can be no assurance that we will be able to realize returns on such investments in a timely manner. The fair value of these illiquid portfolio securities is not readily determinable, and the due diligence process that our Investment Adviser undertakes in connection with our investments may not reveal all the facts that may be relevant in connection with such investment. We value these investments on at least a quarterly basis in accordance with our valuation policy, which is at all times consistent with accounting principles generally accepted in the United States (“U.S. GAAP”). Our Board of Directors utilizes the services of a third-party valuation firm to aid it in determining the fair value of these investments as well as the recommendations of our Investment Adviser’s investment professionals, which are based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. The Board of Directors discusses valuations and determines, or will designate our Investment Adviser to determine, the fair value in good faith based on the input of our Investment Adviser (if not the Board's designee) and the third-party valuation firm. The participation of our Investment Adviser in our valuation process, and the indirect pecuniary interest in our Investment Adviser by the Interested Directors on our Board of Directors, could result in a conflict of interest, because the management fee is based on our gross assets and also because our Investment Adviser is receiving performance-based incentive fees.
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
The activity of identifying, completing and realizing attractive investments is highly competitive and involves a high degree of uncertainty. The availability of investment opportunities generally will be subject to market conditions. In particular, in light of changes in such conditions, including changes in long-term interest rates, certain types of investments may not be available to us on terms that are as attractive as the terms on which opportunities were available to previous investment programs sponsored by Carlyle. A number of entities, including BDCs managed by our Investment Adviser or an affiliate, compete with us to make the types of investments that we target in middle market companies. We compete with other BDCs, public and private funds, commercial and investment banks, commercial finance companies, and, to the extent they provide an alternative form of financing, private equity funds, some of which are affiliates of us. Furthermore, over the past several years, an ever-increasing number of debt and credit opportunities funds have been formed and many such existing funds have grown substantially in size. Additional funds with similar objectives may be formed in the future by Carlyle or by other unrelated parties. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. Consequently, it is possible that competition for appropriate investment opportunities may increase, thus reducing the number of investment opportunities available to us and adversely affecting the terms upon which investments can be made. Furthermore, many of our competitors are not subject to the regulatory restrictions that the Investment Company Act and the Code impose on us. The competitive pressures we face may have a material adverse effect on our business, financial condition and results of operations. As a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and, accordingly, we may incur legal, due diligence and other costs on investments which may not be successful and we may not recover all of our costs, which would adversely affect returns. We can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective.
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
    We are classified as a non-diversified investment company within the meaning of the Investment Company Act, which means that we are not limited by the Investment Company Act with respect to the proportion of our assets that we may invest in securities of a single issuer, excluding limitations on investments in other investment companies. Although we do not intend to focus our investments in any specific industries, our portfolio may be concentrated in a limited number of portfolio companies and industries. Beyond the asset diversification requirements associated with our qualification as a RIC under Subchapter M of the Code and under the Credit Facility, Senior Notes and 2015-1R Notes, we do not have fixed guidelines for diversification, and while we do not target any specific industries, our investments may be concentrated in relatively few industries. As a result, the aggregate returns we will realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of one or more investments. Additionally, a downturn in any particular industry in which we are invested could also significantly impact our aggregate returns.

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
Our investment strategy contemplates that a portion of our investments may be in securities of foreign companies. Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. These risks are likely to be more pronounced for investments in companies located in emerging markets and particularly for middle-market companies in these economies.
Although most of our investments are denominated in U.S. dollars, our investments that are denominated in a foreign currency are subject to the risk that the value of a particular currency may change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation, and political developments. We may employ hedging techniques to minimize these risks, but we can offer no assurance that we will, in fact, hedge currency risk or, that if we do, such strategies will be effective.

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
Original issue discount (“OID”) may arise if we hold securities issued at a discount or in certain other circumstances. OID and payment-in-kind (“PIK”) interest create the risk that incentive fees will be paid to the Investment Adviser based on non-cash accruals that ultimately may not be realized, while the Investment Adviser will be under no obligation to reimburse us for these fees. We hold investments that result in OID interest and PIK interest.
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
Risks Related to an Investment in Our Common Stock and Other Securities That We May Issue
Investing in our securities involves a high degree of risk.
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
We cannot assure you that a trading market for our common stock can be sustained. In addition, we cannot predict the prices at which our common stock will trade. Shares of closed-end investment companies, including BDCs, frequently trade at a discount to NAV and our common stock may also be discounted in the market. This characteristic of closed-end investment companies is separate and distinct from the risk that our NAV per share may decline. We cannot predict whether our common stock will trade at, above or below NAV. The risk of loss associated with this characteristic of closed-end management investment companies may be greater for investors expecting to sell shares of common stock purchased in the offering soon after an offering. See “Risk Factors—Risks Related to Our Business and Structure—We are currently operating in a period of capital markets disruption and economic uncertainty, and capital markets may experience periods of disruption and instability in the future. These market conditions may materially and adversely affect debt and equity capital markets in the United States and abroad, which may have a negative impact on our business and operations.”
In addition, when our common stock is trading below its NAV, we will generally not be able to sell additional shares of our common stock to the public at its market price without, among other things, first obtaining the requisite approval of our stockholders. Pursuant to approval granted at a special meeting of stockholders held on October 28, 2021, we are authorized, with the approval of the Board of Directors, to sell or otherwise issue shares of our common stock at a price below the then-current net asset value per share, subject to certain limitations (including that the number of shares issued does not exceed 25% of our then-outstanding common stock immediately prior to each such offering). Such stockholder approval expires on October 28, 2022.
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
The Preferred Stock is convertible, in whole or in part, at the option of the holder of the Preferred Stock into the number of shares of common stock equal to the Liquidation Preference plus any accumulated but unpaid dividends, divided by an initial conversion price of $9.50, subject to certain adjustments to prevent dilution as set forth in the articles supplementary (the “Articles Supplementary”) that established the terms of the Preferred Stock. The conversion price as of December 31, 2021 was $9.46.
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
On November 1, 2021, the Company’s Board of Directors authorized the continuation of a previously approved $150 million stock repurchase program (the “Company Stock Repurchase Program”). Under such authorization, the Company Stock Repurchase Program will continue in effect until the earlier of November 5, 2022 and the date on which $150 million has been used to repurchase shares (including amounts already used to repurchase common stock prior to the extension of the Program). Pursuant to the Program, the Company is authorized to repurchase its outstanding common stock in the open market and/or through privately negotiated transactions at prices not to exceed the Company’s net asset value per share as reported in its most recent financial statements, in accordance with the guidelines specified in Rule 10b-18 of the Exchange Act, and the Company is authorized to determine, in its discretion, the timing, manner, price and amount of any repurchases, based upon the evaluation of economic and market conditions, stock price, available cash, applicable legal and regulatory requirements and other factors, which may include purchases pursuant to Rule 10b5-1 of the Exchange Act. The Program does not require the Company to repurchase any specific number of shares and there can be no assurance as to the amount of shares repurchased under the Program. The Program may be suspended, extended, modified or discontinued by the Company at any time, subject to applicable law.
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
As of February 18, 2022, we had 53,142,454 shares of common stock outstanding. Sales of substantial amounts of our common stock, or the availability of such shares for sale, including as a result of the sale of our common stock issued upon conversion of the Preferred Stock, could adversely affect the prevailing market prices for our common stock. If this occurs and continues, it could impair our ability to raise additional capital through the sale of equity securities should we desire to do so.
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
Distributions of our “investment company taxable income” to a non-U.S. stockholder that are not effectively connected with the non-U.S. stockholder’s conduct of a trade or business within the United States may be subject to withholding of U.S. federal income tax at a 30% rate (or lower rate provided by an applicable income tax treaty) to the extent of our current or accumulated earnings and profits. Certain properly designated dividends are generally exempt from withholding of U.S. federal income tax, including certain dividends that are paid in respect of our (i) “qualified net interest income” (generally, our U.S.-source interest income, other than certain contingent interest and interest from obligations of a corporation or partnership in which we or the non-U.S. stockholder are at least a 10% shareholder, reduced by expenses that are allocable to such income) or (ii) “qualified short-term capital gains” (generally, the excess of our net short-term capital gain over our long-term capital loss for such taxable year), and certain other requirements were satisfied. No assurance can be given as to whether any of our distributions will be eligible for this exemption from withholding of U.S. federal income tax or, if eligible, will be designated as such by us. See Part I, Item 1 of this Form 10-K “Business—Election to be Taxed as a RIC.” for additional information.

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
On February 18, 2022, the last reported closing sales price of our common stock on The Nasdaq Global Select Market was $13.75 per share, which represented a discount of approximately 18.7% to the NAV per share reported by us as of December 31, 2021.
Holders
As of February 18, 2022, there were approximately 22 holders of record of our common stock (including Cede & Co.).
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
Dividend Reinvestment Plan
Prior to July 5, 2017, we had an “opt in” dividend reinvestment plan. Effective on July 5, 2017, we converted our “opt in” dividend reinvestment plan to an “opt out” dividend reinvestment plan that provides for reinvestment of our dividends and other distributions on behalf of our common stockholders, other than those stockholders who have “opted out” of the plan. As a result of adopting the plan, if our Board of Directors authorizes, and we declare, a cash dividend or distribution, our common stockholders who have not elected to “opt out” of our dividend reinvestment plan will have their cash dividends or distributions automatically reinvested in additional shares of our common stock, rather than receiving cash. Each registered stockholder may elect to have such stockholder’s dividends and distributions distributed in cash rather than participate in the plan. For any registered stockholder that does not so elect, distributions on such stockholder’s shares will be reinvested by State Street Bank and Trust Company, our plan administrator, in additional shares. The number of shares to be issued to the stockholder will be determined based on the total dollar amount of the cash distribution payable, net of applicable withholding taxes. We intend to use primarily newly issued shares to implement the plan so long as the market value per share is equal to or greater than the net asset value per share on the relevant valuation date. If the market value per share is less than the net asset value per share on the relevant valuation date, the plan administrator would implement the plan through the purchase of common stock on behalf of participants in the open market, unless we instruct the plan administrator otherwise.
Recent Sales of Unregistered Securities and Use of Proceeds
The Company did not sell any securities during the period covered by this Form 10-K that were not registered under the Securities Act.
Stock Performance Graph
This graph depicts the stockholder return on our common stock from June 14, 2017 (the date our common stock commenced trading on The Nasdaq Global Select Market) to December 31, 2021 relative to that of the Standard & Poor’s BDC Index (the “S&P BDC Index”) and the Standard & Poor’s 500 Stock Index (the “S&P 500 Index”). This graph assumes that on June 14, 2017, $100 was invested in our common stock, the S&P BDC Index and the S&P 500 Index. The graph also assumes the reinvestment of all cash dividends prior to any tax effect.
The graph and other information furnished under this Part II, Item 5 of this Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information regarding purchases of our common stock made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the fourth quarter of 2021.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)(2)	Maximum (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
(Dollars in millions, except share and per share data)
October 1, 2021 through October 31, 2021	158,751	$13.83	158,751	$30.5
November 1, 2021 through November 30, 2021	114,098	$14.03	114,098	$28.9
December 1, 2021 through December 31, 2021	299,141	$13.86	299,141	$24.7
Total	571,990		571,990
(1)On trade date basis.
(2)On November 1, 2021, the Company's Board of Directors approved the continuation of the Company's Stock Repurchase Program until November 5, 2022, or until the date the approved dollar amount has been used to repurchase shares. Pursuant to the program, the Company is authorized to repurchase up to $150 million in the aggregate of its outstanding common stock in the open market and/or through privately negotiated transactions at prices not to exceed the Company’s net asset value per share as reported in its most recent financial statements, in accordance with the guidelines specified in Rule 10b-18 of the Exchange Act. The timing, manner, price and amount of any repurchases will be determined by the Company, in its discretion, based upon the evaluation of economic and market conditions, stock price, available cash, applicable legal and regulatory requirements and other factors, and may include purchases pursuant to Rule 10b5-1 of the Exchange Act. The program does not require the Company to repurchase any specific number of shares and there can be no assurance as to the amount of shares repurchased under the program. The program may be suspended, extended, modified or discontinued by the Company at any time, subject to applicable law. As of December 31, 2021, the Company has repurchased an aggregate of $125.3 million pursuant to the Company Stock Repurchase Program. Pursuant to the authorization described above, the Company adopted the Company 10b5-1 Plan. The Company 10b5-1 Plan provides that purchases will be conducted on the open market in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act and will otherwise be subject to applicable law, which may prohibit purchases under certain circumstances. The amount of purchases made under the Company 10b5-1 Plan or otherwise and how much will be purchased at any time is uncertain, dependent on prevailing market prices and trading volumes, all of which we cannot predict. The Company's Stock Repurchase Program was originally approved by the Company's Board of Directors on November 5, 2018 and announced on November 6, 2018.
Item 6. [Reserved]
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
Our investment objective is to generate current income and, to a lesser extent, capital appreciation primarily through secured debt investments in U.S. middle market companies. Our core investment strategy focuses on lending to U.S. middle market companies supported by financial sponsors, which we define as companies with approximately $25 million to

$100 million of EBITDA, which we believe is a useful proxy for cash flow. This core strategy is supplemented with complementary specialty lending and opportunistic investing strategies, which take advantage of the broad capabilities of Carlyle’s Global Credit platform while offering risk diversifying portfolio benefits. We seek to achieve our investment objective primarily through direct originations of Middle Market Senior Loans, with a minority of our assets invested in higher yielding investments (which may include unsecured debt, mezzanine debt and investments in equities). We generally make Middle Market Senior Loans to private U.S. middle market companies that are, in many cases, controlled by private equity firms. Depending on market conditions, we expect that between 70% and 80% of the value of our assets will be invested in Middle Market Senior Loans. We expect that the composition of our portfolio will change over time given our Investment Adviser’s view on, among other things, the economic and credit environment (including with respect to interest rates) in which we are operating.
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
We are externally managed by our Investment Adviser, an investment adviser registered under the Advisers Act. Our Administrator provides the administrative services necessary for us to operate. Both our Investment Adviser and our Administrator are wholly owned subsidiaries of Carlyle Investment Management L.L.C., a subsidiary of Carlyle. Our Investment Adviser’s five-person investment committee is responsible for reviewing and approving our investment opportunities. The members of the investment committee have experience investing through different credit cycles. As of December 31, 2021, our Investment Adviser’s investment team included a team of more than 180 investment professionals across the Carlyle Global Credit segment. Our Investment Adviser’s investment committee comprises five of the most senior credit professionals within the Global Credit segment, with backgrounds and expertise across asset classes and over 26 years of average industry experience and 10 years of average tenure. In addition, our Investment Adviser and its investment team are supported by a team of finance, operations and administrative professionals currently employed by Carlyle Employee Co., a wholly owned subsidiary of Carlyle.
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

PORTFOLIO AND INVESTMENT ACTIVITY
    Below is a summary of certain characteristics of our investment portfolio as of December 31, 2021, 2020 and 2019.

	As of December 31,
	2021	2020	2019
Count of investments	154	160	136
Count of portfolio companies / investment funds	117	117	112
Count of industries	27	27	28
Percentage of total investment fair value:
First lien debt	64.4%	67.0%	78.3%
Second lien debt	17.9%	15.6%	11.0%
Total secured debt	82.3%	82.6%	89.3%
Investment Funds	13.7%	15.5%	9.6%
Equity investments	4.0%	1.9%	1.0%
Percentage of debt investment fair value:
Floating rate (1)	98.4%	99.1%	99.7%
Fixed interest rate	1.6%	0.9%	0.3%
(1) Primarily subject to interest rate floors.

Our investment activity for the years ended December 31, 2021, 2020 and 2019 is presented below (information presented herein is at amortized cost unless otherwise indicated):

	For the years ended December 31,
	2021	2020	2019
Investments:
Total investments, beginning of year	$1,922,966	$2,201,451	$2,043,591
New investments purchased	851,422	705,743	1,000,467
Net accretion of discount on investments	9,383	8,186	12,955
Net realized gain (loss) on investments	19,038	(58,472)	(38,376)
Investments sold or repaid	(845,256)	(933,942)	(817,186)
Total investments, end of year	$1,957,553	$1,922,966	$2,201,451
Principal amount of investments funded:
First Lien Debt	$696,018	$345,239	$726,489
Second Lien Debt	137,465	117,106	144,217
Equity Investments	46,600	12,233	5,436
Investment Funds	—	234,122	131,699
Total	$880,083	$708,700	$1,007,841
Principal amount of investments sold or repaid:
First Lien Debt	$(718,114)	$(773,858)	$(623,853)
Second Lien Debt	(92,370)	(57,207)	(88,695)
Equity Investments	(5,839)	(1,282)	(3,070)
Investment Funds	(23,000)	(156,500)	(145,200)
Total	$(839,323)	$(988,847)	$(860,818)
Number of new funded investments	48	48	51
Average amount of new funded investments	$11,278	$8,781	$19,617
Percentage of new funded debt investments at floating interest rates	98%	99%	99%
Percentage of new funded debt investments at fixed interest rates	2%	1%	1%
As of December 31, 2021 and 2020, investments consisted of the following:

	December 31, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt	$1,271,794	$1,232,084	$1,298,154	$1,224,063
Second Lien Debt	341,538	341,776	297,962	284,523
Equity Investments	73,125	77,093	32,754	33,877
Investment Funds	271,096	262,099	294,096	283,286
Total	$1,957,553	$1,913,052	$1,922,966	$1,825,749
The weighted average yields(1) for our first and second lien debt, based on the amortized cost and fair value as of December 31, 2021 and 2020, were as follows:

	December 31, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt	7.31%	7.55%	7.21%	7.65%
Second Lien Debt	9.04	9.04	9.15	9.59
First and Second Lien Debt Total	7.68%	7.87%	7.57%	8.01%
(1)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of December 31, 2021 and 2020. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.
Total weighted average yields (which includes the effect of accretion of discount and amortization of premiums) of our first and second lien debt investments as measured on an amortized cost basis increased from 7.57% to 7.68% from December 31, 2020 to December 31, 2021. The increase in weighted average yields was primarily due to new fundings being originated at a higher weighted average yield than the yield of positions that repaid or were sold.
The following table summarizes the fair value of our performing and non-accrual/non-performing investments as of December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
	Fair Value	Percentage	Fair Value	Percentage
Performing	$1,836,501	96.0%	$1,767,613	96.8%
Non-accrual (1)	76,551	4.0	58,136	3.2
Total	$1,913,052	100.0%	$1,825,749	100.0%

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
Our Investment Adviser monitors and, when appropriate, changes the risk ratings assigned to each debt investment in our portfolio. Our Investment Adviser reviews our investment ratings in connection with our quarterly valuation process. The below table summarizes the Internal Risk Ratings assigned as of December 31, 2021 and 2020.

	December 31, 2021		December 31, 2020
(dollar amounts in millions)	Fair Value	% of Fair Value	Fair Value	% of Fair Value
Internal Risk Rating 1	$3.8	0.2%	$19.1	1.3%
Internal Risk Rating 2	1,205.5	76.6	1,047.5	69.4
Internal Risk Rating 3	299.5	19.0	361.1	23.9
Internal Risk Rating 4	27.6	1.8	48.1	3.2
Internal Risk Rating 5	37.5	2.4	32.8	2.2
Total	$1,573.9	100.0%	$1,508.6	100.0%
As of December 31, 2021 and 2020, the weighted average Internal Risk Rating of our debt investment portfolio was 2.3 and 2.4, respectively. As of December 31, 2021 and 2020, two and six of our debt investments with an aggregate fair value of $65.1 million and $80.9 million, respectively, were assigned an Internal Risk Rating of 4-5. As of December 31, 2021 and 2020, five and five first lien debt investments in the portfolio with a fair value of $76.6 million and $58.1 million, respectively, were on non-accrual status, which represented approximately 4.0% and 3.2%, respectively, of total investments at fair value. The remaining first and second lien debt investments were performing and current on their interest payments as of December 31, 2021 and 2020.
See the Consolidated Schedules of Investments as of December 31, 2021 and 2020, in our consolidated financial statements in Part II, Item 8 of this Form 10-K “Financial Statements and Supplementary Data” for more information on our investments, including a list of companies and type and amount of investments.
CONSOLIDATED RESULTS OF OPERATIONS
For the years ended December 31, 2021, 2020 and 2019
The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and losses and net change in unrealized appreciation and depreciation. As a result, quarterly comparisons may not be meaningful.
Investment Income
Investment income for the years ended December 31, 2021, 2020 and 2019, was as follows:

	For the years ended December 31,
	2021	2020	2019
Investment income:
First Lien Debt	$108,345	$125,958	$168,750
Second Lien Debt	29,189	29,851	24,203
Equity Investments	3,640	1,978	63
Investment Funds	30,064	24,277	27,931
Cash	—	54	351
Total investment income	$171,238	$182,118	$221,298
The decrease in investment income for the year ended December 31, 2021 from the comparable period in 2020 was primarily driven by a lower average investment balance, partially offset by higher dividend income from the Investment Funds. As of December 31, 2021, the size of our portfolio increased to $1,957,553 from $1,922,966 as of December 31, 2020 at amortized cost. As of December 31, 2021, the weighted average yield of our first and second lien debt increased to 7.68% from 7.57% as of December 31, 2020, on amortized cost, primarily due to new fundings being originated at a higher weighted average yield than the yield of positions that repaid or were sold.
The decrease in investment income for the year ended December 31, 2020 from the comparable period in 2019 was primarily driven the impact of average LIBOR, lower average investment balance, and the impact of loans on non-accrual status. The size of our portfolio decreased to $1,922,966 as of December 31, 2020 from $2,201,451 as of December 31, 2019, at amortized cost. As of December 31, 2020, the weighted average yield of our first and second lien debt decreased to 7.57% from 8.22% as of December 31, 2019, on amortized cost, primarily due to the decrease in LIBOR.

Interest income on our first and second lien debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of December 31, 2021 and 2020, five and five first lien debt investments in the portfolio were on non-accrual with the fair value of $76,551 and $58,136, which represents approximately 4.0% and 3.2% of total investments at fair value, respectively. The remaining first and second lien debt investments were performing and current on their interest payments as of December 31, 2021 and 2020.
Net investment income (loss) for the years ended December 31, 2021, 2020 and 2019 was as follows:

	For the years ended December 31,
	2021	2020	2019
Total investment income	$171,238	$182,118	$221,298
Net expenses (including Excise tax expense)	(84,387)	(93,311)	(113,633)
Net investment income (loss)	$86,851	$88,807	$107,665
Expenses

	For the years ended December 31,
	2021	2020	2019
Base management fees	$28,343	$28,648	$31,316
Incentive fees	17,680	18,555	22,872
Professional fees	3,165	3,082	2,745
Administrative service fees	1,338	679	539
Interest expense	28,829	35,820	50,587
Credit facility fees	1,924	3,761	3,079
Directors’ fees and expenses	561	398	353
Other general and administrative	1,765	1,795	1,738
Excise tax expense	782	573	404
Net expenses	$84,387	$93,311	$113,633
Interest expense and credit facility fees for the years ended December 31, 2021, 2020 and 2019 were comprised of the following:

	For the years ended December 31,
	2021	2020	2019
Interest expense	$28,829	$35,820	$50,587
Facility unused commitment fee	1,161	1,766	1,263
Amortization of deferred financing costs	763	1,886	1,618
Other fees	—	109	198
Total interest expense and credit facility fees	$30,753	$39,581	$53,666
Cash paid for interest expense	$29,355	$33,149	$49,981

Average principal debt outstanding	$1,021,326	$1,111,397	$1,125,547
Weighted average interest rate	2.76%	3.15%	4.41%
The decrease in interest expense for the year ended December 31, 2021 compared to the comparable period in 2020 was primarily driven by lower weighted average interest rates and lower average debt outstanding. The decrease in interest expense for the year ended December 31, 2020 compared to the comparable period in 2019 was driven by lower LIBOR.

Below is a summary of the base management fees and incentive fees incurred during the years ended December 31, 2021, 2020 and 2019:

	For the years ended December 31,
	2021	2020	2019
Base management fees	$28,343	$28,648	$31,316
Incentive fees on pre-incentive fee net investment income	17,680	18,555	22,872
Realized capital gains incentive fees	—	—	—
Accrued capital gains incentive fees	—	—	—
Total capital gains incentive fees	—	—	—
Total incentive fees	17,680	18,555	22,872
Total base management fees and incentive fees	$46,023	$47,203	$54,188
The decrease in base management fees for the year ended December 31, 2021 from the comparable period in 2020 was driven by lower average fair value of investments during the year. The decrease in incentive fees for the year ended December 31, 2021 from the comparable period in 2020 was driven by lower pre-incentive fee net investment income. The decrease in base management fees for the year ended December 31, 2020 from the comparable period in 2019 was driven by lower average fair value of investments. The decrease in incentive fees for the year ended December 31, 2020 from the comparable period in 2019 was driven by lower pre-incentive fee net investment income.
For the years ended December 31, 2021, 2020 and 2019, we recorded no accrued capital gains incentive fees based upon our cumulative net realized and unrealized appreciation (depreciation) as of December 31, 2021, 2020 and 2019, respectively. The accrual for any capital gains incentive fee under accounting principles generally accepted in the United States (“U.S. GAAP”) in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. See Note 4 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for more information on our incentive and base management fees.
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
Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) on Investments
During the years ended December 31, 2021, 2020 and 2019, we had realized gains on 34, 9, and 15 investments, respectively, totaling approximately $19,381, $1,473, and $14,719, respectively, which was offset by realized losses on 9, 20, and 13 investments, respectively, totaling approximately $343, $59,946, and $53,062, respectively. During the years ended December 31, 2021, 2020 and 2019, we had a change in unrealized appreciation on 110, 78, and 91 investments, respectively, totaling approximately $71,264, $65,851, and $70,167, respectively, which was offset by a change in unrealized depreciation on 76, 97, and 71 investments, respectively, totaling approximately $18,583, $85,507, and $76,220, respectively.
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
Net realized gain (loss) and net change in unrealized appreciation (depreciation) for the years ended December 31, 2021, 2020 and 2019 were as follows:

	For the years ended December 31,
	2021	2020	2019
Net realized gain (loss) on investments	$19,038	$(58,473)	$(38,376)
Net change in unrealized appreciation (depreciation) on investments	52,681	(19,656)	(6,053)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	$71,719	$(78,129)	$(44,429)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) by the type of investments for the years ended December 31, 2021, 2020 and 2019 were as follows:

	For the years ended December 31,
	2021		2020		2019
Type	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)
First Lien Debt	$2,413	$34,383	$(58,766)	$(8,557)	$(52,633)	$4,894
Second Lien Debt	(125)	13,677	(228)	(13,965)	—	1,003
Equity Investments	16,750	2,845	522	1,697	14,257	(7,751)
Investment Funds	—	1,813	—	(3,104)	—	(4,199)
Total	$19,038	$52,718	$(58,472)	$(23,929)	$(38,376)	$(6,053)
Net change in unrealized appreciation in our investments for the year ended December 31, 2021 compared to the comparable period in 2020 was primarily driven by improving credit fundamentals and tightening market yields in 2021. Net change in unrealized depreciation in our investments for the year ended December 31, 2020 compared to the comparable period in 2019 was primarily driven by unrealized depreciation related to investments more heavily impacted by the COVID-19 pandemic, combined with higher market yields. Net change in unrealized appreciation (depreciation) is also driven by changes in other inputs utilized under our valuation methodology, including, but not limited to, enterprise value multiples, borrower leverage multiples and borrower ratings, and the impact of exits.
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
Together with Credit Partners, the Company co-invests through Credit Fund. Investment opportunities for Credit Fund are sourced primarily by the Company and its affiliates. Portfolio and investment decisions with respect to Credit Fund must be unanimously approved by a quorum of Credit Fund’s investment committee consisting of an equal number of representatives of the Company and Credit Partners. Therefore, although the Company owns more than 25% of the voting securities of Credit Fund, the Company does not believe that it has control over Credit Fund (other than for purposes of the Investment Company

Act). Middle Market Credit Fund SPV, LLC (“Credit Fund Sub”), MMCF CLO 2017-1 LLC (the “2017-1 Issuer”), MMCF CLO 2019-2, LLC (the "2019-2 Issuer") and MMCF Warehouse II, LLC (“Credit Fund Warehouse II”), each a Delaware limited liability company, were formed on April 5, 2016 and October 6, 2017, November 26, 2018 and August 16, 2019, respectively. Credit Fund Sub, the 2019-2 Issuer, and Credit Fund Warehouse II are wholly owned subsidiaries of Credit Fund and are consolidated in Credit Fund’s consolidated financial statements commencing from the date of their respective formations. In December 2020, the 2017-1 Notes, as defined below, were redeemed in full and repaid in full. In August 2021, the 2019-2 Notes, as defined below, were redeemed and repaid in full. Credit Fund Sub and Credit Fund Warehouse II primarily invest in first lien loans of middle market companies. Credit Fund and its wholly owned subsidiaries follow the same Internal Risk Rating System as the Company. Refer to “Debt” below for discussions regarding the credit facilities entered into and the notes issued by such wholly-owned subsidiaries.
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
Selected Financial Data
Since inception of Credit Fund and through December 31, 2021 and 2020, the Company and Credit Partners each made capital contributions of $1 and $1 in members’ equity, respectively, and $216,000 and $216,000 in subordinated loans, respectively, to Credit Fund. On May 25, 2021, the Company and Credit Partners received an aggregate return of capital on the subordinated loans of $46,000, of which the Company received $23,000. Below is certain summarized consolidated information for Credit Fund as of December 31, 2021 and 2020.

	As of December 31,
	2021	2020
ASSETS
Investments, at fair value (amortized cost of $940,092 and $1,080,538, respectively)	$926,959	$1,056,381
Cash and cash equivalents (1)	54,041	119,796
Other assets	7,698	7,553
Total assets	$988,698	$1,183,730
LIABILITIES AND MEMBERS’ EQUITY
Secured borrowings	$600,651	$514,261
Notes payable, net of unamortized debt issuance costs of $0 and $1,559, respectively)	—	253,933
Other liabilities	19,828	15,543
Subordinated loans and members’ equity (2)	368,219	399,993
Total liabilities and members’ equity	$988,698	$1,183,730
(1) As of December 31, 2021 and 2020, $10,816 and $83,574, respectively, of Credit Fund’s cash and cash equivalents was restricted.
(2) As of December 31, 2021 and 2020, the fair value of the Company's ownership interest in the subordinated loans and members' equity was $184,141 and $205,891, respectively.

	For the Years Ended December 31,
	2021	2020
Total investment income	$68,397	$83,476
Expenses
Interest and credit facility expenses	21,763	40,238
Other expenses	1,992	2,034
Total expenses	23,755	42,272
Net investment income (loss)	44,642	41,204
Net realized gain (loss) on investments	(1,440)	—
Net change in unrealized appreciation (depreciation) on investments	11,024	(12,839)
Net increase in members’ equity resulting from operations	$54,226	$28,365
Below is a summary of Credit Fund’s portfolio, followed by a listing of the loans in Credit Fund’s portfolio as of December 31, 2021 and 2020:

	As of December 31,
	2021	2020
Senior secured loans (1)	$942,930	$1,084,491
Weighted average yields of senior secured loans based on amortized cost (2)	6.04%	6.03%
Weighted average yields of senior secured loans based on fair value (2)	6.09%	6.15%
Number of portfolio companies in Credit Fund	45	54
Average amount per portfolio company (1)	$20,954	$20,083
Number of loans on non-accrual status	—	—
Fair value of loans on non-accrual status	$—	$—
Percentage of loans at floating interest rates (3) (4)	100.0%	97.7%
Percentage of loans at fixed interest rates (4)	—%	2.3%
Fair value of loans with PIK provisions	$—	$24,113
Percentage of portfolio with PIK provisions (4)	—%	2.3%
(1)At par/principal amount.
(2)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of December 31, 2021 and 2020. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.
(3)Floating rate debt investments are generally subject to interest rate floors.
(4)Percentages based on fair value.

Consolidated Schedule of Investments as of December 31, 2021
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
First Lien Debt (100.0% of fair value)
ACR Group Borrower, LLC	^+	(2)(3)(6)	Aerospace & Defense	L + 4.25%	5.50%	3/31/2028	$34,477	$33,913	$34,477
Acrisure, LLC	+#	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 3.50%	3.78%	2/13/2027	25,376	25,353	25,203
Acrisure, LLC	+	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 4.25%	4.75%	2/13/2027	6,700	6,650	6,687
Analogic Corporation	^+	(2)(3)(6)	Capital Equipment	L + 5.25%	6.25%	6/22/2024	19,796	19,781	19,587
Anchor Packaging, Inc.	+#	(2)(3)	Containers, Packaging & Glass	L + 4.00%	4.10%	7/18/2026	24,472	24,385	24,215
API Technologies Corp.	+#	(2)(3)	Aerospace & Defense	L + 4.25%	4.35%	5/9/2026	14,625	14,575	14,251
Aptean, Inc.	+#	(2)(3)	Software	L + 4.25%	4.35%	4/23/2026	12,157	12,113	12,087
Avalign Technologies, Inc.	+#	(2)(3)	Healthcare & Pharmaceuticals	L + 4.50%	4.63%	12/22/2025	14,443	14,354	14,320
Avenu Holdings, LLC	+	(2)(3)	Sovereign & Public Finance	L + 5.25%	6.25%	9/28/2024	23,350	23,350	23,350
BMS Holdings III Corp.	+	(2)(3)	Construction & Building	L + 5.50%	6.50%	9/30/2026	11,244	11,143	11,071
Chartis Holding, LLC	+	(2)(3)(6)	Business Services	L + 5.50%	6.50%	5/1/2025	6,964	6,964	6,964
Chemical Computing Group ULC (Canada)	^+	(2)(3)(6)	Software	L + 4.50%	5.50%	8/30/2024	13,912	13,480	13,845
Chudy Group, LLC	^+	(2)(3)(6)	Healthcare & Pharmaceuticals	L + 5.75%	6.75%	6/30/2027	33,021	32,465	33,657
Diligent Corporation	^+	(2)(3)(6)	Telecommunications	L + 6.25%	7.25%	8/4/2025	9,049	8,816	9,228
Divisions Holding Corporation	+#	(2)(3)	Business Services	L + 4.75%	5.50%	5/27/2028	24,938	24,706	24,953
DTI Holdco, Inc.	+	(2)(3)	High Tech Industries	L + 4.75%	5.75%	9/30/2023	18,495	18,442	18,237
Eliassen Group, LLC	+	(2)(3)	Business Services	L + 4.50%	4.60%	11/5/2024	15,159	15,103	15,152
EPS Nass Parent, Inc.	^+	(2)(3)(6)	Utilities: Electric	L + 5.75%	6.75%	4/19/2028	32,846	32,169	32,507
EvolveIP, LLC	^+	(2)(3)(6)	Telecommunications	L + 5.50%	6.50%	6/7/2025	40,196	40,126	39,973
Exactech, Inc.	+#	(2)(3)	Healthcare & Pharmaceuticals	L + 3.75%	4.75%	2/14/2025	21,307	21,221	21,073
Excel Fitness Holdings, Inc.	+#	(2)(3)	Hotel, Gaming & Leisure	L + 5.25%	6.25%	10/7/2025	24,500	24,336	24,500
Frontline Technologies Holdings, LLC	+	(2)(3)	Software	L + 5.25%	6.25%	9/18/2023	14,736	14,269	14,736
GSM Acquisition Corp.	^+	(2)(3)(6)	Hotel, Gaming & Leisure	L + 5.00%	6.00%	11/16/2026	25,623	25,331	25,396
Heartland Home Services, Inc	+	(2)(3)(6)	Consumer Services	L + 6.00%	7.00%	12/15/2026	17,664	17,664	17,735
HMT Holding Inc.	^+	(2)(3)(6)	Energy: Oil & Gas	L + 5.75%	6.75%	11/17/2023	32,484	32,245	31,086
Integrity Marketing Acquisition, LLC	^+	(2)(3)(6)	Banking, Finance, Insurance & Real Estate	L + 5.50%	6.25%	8/27/2025	32,853	32,309	32,403
Jensen Hughes, Inc.	+	(2)(3)(6)	Utilities: Electric	L + 4.50%	5.50%	3/22/2024	34,392	34,347	33,395
K2 Insurance Services, LLC	+	(2)(3)(6)	Banking, Finance, Insurance & Real Estate	L + 5.00%	6.00%	7/1/2026	12,929	12,929	12,906
KAMC Holdings, Inc.	+#	(2)(3)	Energy: Electricity	L + 4.00%	4.18%	8/14/2026	13,685	13,638	11,450
KBP Investments, LLC	+	(2)(3)(6)	Beverage, Food & Tobacco	L + 5.00%	5.75%	5/25/2027	36,973	36,599	36,570
Odyssey Logistics & Technology Corp.	+#	(2)(3)	Transportation: Cargo	L + 4.00%	5.00%	10/12/2024	9,605	9,580	9,509
Output Services Group	^+	(2)(3)	Media: Advertising, Printing & Publishing	L + 4.50%	5.50%	3/27/2024	19,222	19,194	16,467
Premise Health Holding Corp.	+#	(2)(3)	Healthcare & Pharmaceuticals	L + 3.50%	3.72%	7/10/2025	13,445	13,409	13,419

Consolidated Schedule of Investments as of December 31, 2021
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
Q Holding Company	+#	(2)(3)	Automotive	L + 5.00%	6.00%	12/31/2023	$21,515	$21,421	$21,098
QW Holding Corporation	^+	(2)(3)(6)	Environmental Industries	L + 6.25%	7.25%	8/31/2024	14,116	13,887	13,645
Radiology Partners, Inc.	+#	(2)(3)	Healthcare & Pharmaceuticals	L + 4.25%	4.36%	7/9/2025	27,686	27,603	27,245
RevSpring Inc.	+#	(2)(3)	Media: Advertising, Printing & Publishing	L + 4.25%	4.47%	10/11/2025	29,149	29,001	29,067
Striper Buyer, LLC	+	(2)(3)	Containers, Packaging & Glass	L + 5.50%	6.25%	12/30/2026	14,850	14,720	14,850
Turbo Buyer, Inc.	+	(2)(3)(6)	Automotive	L + 6.00%	7.00%	12/2/2025	13,960	13,960	13,661
U.S. TelePacific Holdings Corp.	+	(2)(3)	Telecommunications	L + 5.50%	6.50%	5/2/2023	6,660	6,643	4,995
USALCO, LLC	+	(2)(3)	Chemicals, Plastics & Rubber	L + 6.00%	7.00%	10/19/2027	14,995	14,704	14,704
VRC Companies, LLC	^+	(2)(3)(6)	Business Services	L + 5.50%	6.25%	6/29/2027	26,520	26,103	26,162
Welocalize, Inc.	+	(2)(3)(6)	Business Services	L + 4.75%	5.75%	12/23/2024	34,201	33,868	33,444
WRE Holding Corp.	^+	(2)(3)(6)	Environmental Industries	SOFR + 5.50%	6.50%	1/3/2025	8,740	8,724	8,584
Yellowstone Buyer Acquisition, LLC	+	(2)(3)	Consumer Goods: Durable	L + 5.75%	6.75%	9/13/2027	39,900	39,135	39,095
First Lien Debt Total								$934,728	$926,959
Equity Investments (0.00% of fair value)
DBI Holding, LLC	^		Transportation: Cargo				2,961	$—	$—
DBI Holding, LLC	^		Transportation: Cargo				13,996	5,364	—
Equity Investments Total								$5,364	$—
Total Investments								$940,092	$926,959
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
(1)Unless otherwise indicated, issuers of investments held by Credit Fund are domiciled in the United States. As of December 31, 2021, the geographical composition of investments as a percentage of fair value was 1.5% in Canada and 98.5% in the United States. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, Credit Fund has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2021. As of December 31, 2021, the reference rates for Credit Fund's variable rate loans were the 30-day LIBOR at 0.10%, the 90-day LIBOR at 0.22% and the 180-day LIBOR at 0.33%.
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

(6)As of December 31, 2021, Credit Fund and Credit Fund Sub had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

First Lien Debt – unfunded delayed draw and revolving term loans commitments	Type	Unused Fee	Par/ Principal Amount	Fair Value
ACR Group Borrower, LLC	Revolver	0.38%	$7,350	$—
Analogic Corporation	Revolver	0.50	847	(9)
Chartis Holding, LLC	Revolver	0.50	2,183	—
Chemical Computing Group ULC (Canada)	Revolver	0.50	873	(4)
Chudy Group, LLC	Delayed Draw	1.00	5,517	88
Chudy Group, LLC	Revolver	0.50	1,379	22
Diligent Corporation	Delayed Draw	1.00	1,653	26
Diligent Corporation	Revolver	0.50	703	11
EPS Nass Parent, Inc.	Delayed Draw	1.00	3,136	(29)
EPS Nass Parent, Inc.	Revolver	0.50	941	(9)
EvolveIP, LLC	Revolver	0.50	3,360	(17)
GSM Acquisition Corp.	Delayed Draw	1.00	4,313	(33)
Heartland Home Services, Inc	Revolver	0.50	746	3
HMT Holding Inc.	Revolver	0.50	6,173	(223)
Integrity Marketing Acquisition, LLC	Delayed Draw	—	7,000	(71)
Integrity Marketing Acquisition, LLC	Delayed Draw	1.00	4,453	(45)
Jensen Hughes, Inc.	Revolver	0.50	2,000	(55)
K2 Insurance Services, LLC	Revolver	0.50	1,170	(2)
KBP Investments, LLC	Delayed Draw	1.00	503	(5)
KBP Investments, LLC	Delayed Draw	1.00	2,415	(24)
QW Holding Corporation	Delayed Draw	1.00	9,338	(162)
QW Holding Corporation	Revolver	0.50	3,794	(66)
Turbo Buyer, Inc.	Revolver	0.50	933	(19)
VRC Companies, LLC	Delayed Draw	0.75	2,521	(30)
VRC Companies, LLC	Revolver	0.50	833	(10)
Welocalize, Inc.	Revolver	0.50	3,375	(64)
Welocalize, Inc.	Revolver	0.50	2,250	(43)
WRE Holding Corp.	Revolver	0.50	624	(10)
Total unfunded commitments			$80,383	$(780)

Consolidated Schedule of Investments as of December 31, 2020
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
First Lien Debt (97.5% of fair value)
Acrisure, LLC	\#	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 3.50%	3.65%	2/15/2027	$25,634	$25,606	$25,104
Alku, LLC	+#	(2)(3)	Business Services	L + 5.50%	5.75%	7/29/2026	23,666	23,466	23,512
Alpha Packaging Holdings, Inc.	+\	(2)(3)	Containers, Packaging & Glass	L + 6.00%	7.00%	11/12/2021	16,378	16,378	16,378
AmeriLife Holdings LLC	#	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 4.00%	4.15%	3/18/2027	9,951	9,929	9,802
Analogic Corporation	^+	(2)(3)(6)	Capital Equipment	L + 5.25%	6.25%	6/22/2024	18,857	18,837	18,857
Anchor Packaging, Inc.	+#	(2)(3)	Containers, Packaging & Glass	L + 4.00%	4.15%	7/18/2026	24,723	24,617	24,656
API Technologies Corp.	+\	(2)(3)	Aerospace & Defense	L + 4.25%	4.49%	5/9/2026	14,775	14,713	13,999
Aptean, Inc.	+\	(2)(3)	Software	L + 4.25%	4.40%	4/23/2026	12,281	12,227	12,077
AQA Acquisition Holding, Inc.	+\	(2)(3)(6)	High Tech Industries	L + 4.25%	5.25%	5/24/2023	18,759	18,752	18,757
Astra Acquisition Corp.	+#	(2)(3)	Software	L + 5.50%	6.50%	3/1/2027	28,783	28,392	28,783
Avalign Technologies, Inc.	+\	(2)(3)	Healthcare & Pharmaceuticals	L + 4.50%	4.73%	12/22/2025	14,592	14,481	14,334
Big Ass Fans, LLC	+\#	(2)(3)	Capital Equipment	L + 3.75%	4.75%	5/21/2024	13,766	13,714	13,766
BK Medical Holding Company, Inc.	^+	(2)(3)(6)	Healthcare & Pharmaceuticals	L + 5.25%	6.25%	6/22/2024	24,165	23,951	22,363
Chemical Computing Group ULC (Canada)	^+	(2)(3)(6)	Software	L + 5.00%	6.00%	8/30/2023	14,055	13,378	14,055
Clarity Telecom LLC.	+	(2)(3)	Media: Broadcasting & Subscription	L + 4.25%	4.40%	8/30/2026	14,813	14,773	14,813
Clearent Newco, LLC	^	(2)(3)(6)	High Tech Industries	L + 6.50%	7.50%	3/20/2025	4,079	4,079	3,907
Clearent Newco, LLC	^+\	(2)(3)	High Tech Industries	L + 5.50%	7.50%	3/20/2025	29,486	29,236	28,722
DecoPac, Inc.	^+\	(2)(3)(6)	Non-durable Consumer Goods	L + 4.25%	5.25%	9/29/2024	12,336	12,253	12,318
Diligent Corporation	^+	(2)(3)(6)	Telecommunications	L + 6.25%	7.25%	8/4/2025	8,683	8,411	8,819
DTI Holdco, Inc.	^+\	(2)(3)	High Tech Industries	L + 4.75%	5.75%	9/30/2023	18,690	18,642	16,655
Eliassen Group, LLC	+\	(2)(3)	Business Services	L + 4.25%	4.40%	11/5/2024	7,543	7,516	7,483
EvolveIP, LLC	^+	(2)(3)(6)	Telecommunications	L + 5.75%	6.75%	6/7/2023	19,800	19,759	19,775
Exactech, Inc.	+\#	(2)(3)	Healthcare & Pharmaceuticals	L + 3.75%	4.75%	2/14/2025	21,528	21,416	20,422
Excel Fitness Holdings, Inc.	+#	(2)(3)	Hotel, Gaming & Leisure	L + 5.25%	6.25%	10/7/2025	24,750	24,546	22,780
Frontline Technologies Holdings, LLC	+	(2)(3)	Software	L + 5.75%	6.75%	9/18/2023	14,886	14,198	14,589
Golden West Packaging Group LLC	+\	(2)(3)	Containers, Packaging & Glass	L + 5.25%	6.25%	6/20/2023	29,012	28,896	28,974
HMT Holding Inc.	+\	(2)(3)(6)	Energy: Oil & Gas	L + 5.00%	6.00%	11/17/2023	32,821	32,458	30,984
Integrity Marketing Acquisition, LLC	^+	(2)(3)(6)	Banking, Finance, Insurance & Real Estate	L + 6.25%	7.25%	8/27/2025	7,836	7,701	7,956
Jensen Hughes, Inc.	+\	(2)(3)(6)	Utilities: Electric	L + 4.50%	5.50%	3/22/2024	34,584	34,489	33,424
KAMC Holdings, Inc.	+#	(2)(3)	Energy: Electricity	L + 4.00%	4.23%	8/14/2026	13,825	13,768	12,531
KBP Investments, LLC	^+	(2)(3)(6)	Beverage, Food & Tobacco	L + 5.00%	6.00%	5/15/2023	9,292	9,059	9,350
Marco Technologies, LLC	^+\	(2)(3)(6)	Media: Advertising, Printing & Publishing	L + 4.00%	5.00%	10/30/2023	7,332	7,293	7,332
Mold-Rite Plastics, LLC	+\	(2)(3)	Chemicals, Plastics & Rubber	L + 4.25%	5.25%	12/14/2021	14,520	14,501	14,520

Newport Group Holdings II, Inc.	+\#	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 3.50%	3.75%	9/13/2025	23,475	23,285	23,405
Odyssey Logistics & Technology Corp.	+\#	(2)(3)	Transportation: Cargo	L + 4.00%	5.00%	10/12/2024	$38,897	$38,773	$37,766
Output Services Group	^+\	(2)(3)	Media: Advertising, Printing & Publishing	L + 4.50%	5.50%	3/27/2024	19,421	19,382	14,178
Pasternack Enterprises, Inc.	+\	(2)(3)	Capital Equipment	L + 4.00%	5.00%	7/2/2025	22,524	22,513	22,218
Pharmalogic Holdings Corp.	+\	(2)(3)	Healthcare & Pharmaceuticals	L + 4.00%	5.00%	6/11/2023	11,205	11,189	11,158
Premise Health Holding Corp.	+\#	(2)(3)	Healthcare & Pharmaceuticals	L + 3.50%	3.75%	7/10/2025	13,584	13,538	13,503
Propel Insurance Agency, LLC	^+\	(2)(3)(6)	Banking, Finance, Insurance & Real Estate	L + 5.00%	6.00%	6/1/2024	38,134	37,662	37,716
Q Holding Company	+\#	(2)(3)	Automotive	L + 5.00%	6.00%	12/31/2023	21,735	21,604	20,229
QW Holding Corporation	+	(2)(3)(6)	Environmental Industries	L + 6.25%	7.25%	8/31/2022	11,566	11,465	10,727
Radiology Partners, Inc.	+\#	(2)(3)	Healthcare & Pharmaceuticals	L + 4.25%	4.81%	7/9/2025	27,686	27,581	27,193
RevSpring Inc.	+\#	(2)(3)	Media: Advertising, Printing & Publishing	L + 4.25%	4.40%	10/11/2025	29,449	29,265	29,199
Situs Group Holdings Corporation	+\	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 4.75%	5.75%	6/28/2025	14,781	14,689	14,636
T2 Systems, Inc.	^+	(2)(3)(6)	Transportation: Consumer	L + 6.75%	7.75%	9/28/2022	29,119	28,743	29,118
The Original Cakerie, Ltd. (Canada)	+\	(2)(3)(6)	Beverage, Food & Tobacco	L + 4.50%	5.50%	7/20/2022	6,295	6,281	6,289
The Original Cakerie, Ltd. (Canada)	+	(2)(3)	Beverage, Food & Tobacco	L + 5.00%	6.00%	7/20/2022	8,837	8,815	8,829
Thoughtworks, Inc.	\#	(2)(3)	Business Services	L + 3.75%	4.75%	10/11/2024	11,704	11,683	11,704
U.S. Acute Care Solutions, LLC	+\	(2)(3)	Healthcare & Pharmaceuticals	L + 6.00%	7.00%	5/15/2021	31,211	31,184	29,104
U.S. TelePacific Holdings Corp.	+\	(2)(3)	Telecommunications	L + 5.50%	6.50%	5/2/2023	26,660	26,585	23,984
VRC Companies, LLC	+	(2)(3)(6)	Business Services	L + 6.50%	7.50%	3/31/2023	30,582	29,464	30,582
Water Holdings Acquisition LLC	^+	(2)(3)(6)	Utilities: Water	L + 5.25%	6.25%	12/18/2026	26,316	25,520	25,516
Welocalize, Inc.	+	(2)(3)(6)	Business Services	L + 4.50%	5.50%	12/23/2023	22,629	22,414	22,584
WRE Holding Corp.	^+	(2)(3)(6)	Environmental Industries	L + 5.25%	6.25%	1/3/2023	8,367	8,336	8,252
First Lien Debt Total								$1,051,406	$1,029,687
Second Lien Debt (2.3% of fair value)
DBI Holding, LLC	^	(2)	Transportation: Cargo	9.00% PIK	9.00%	2/1/2026	$24,113	$23,768	$24,113
Second Lien Debt Total								$23,768	$24,113
Equity Investments (0.2% of fair value)
DBI Holding, LLC	^		Transportation: Cargo				2,961	$—	$—
DBI Holding, LLC	^		Transportation: Cargo				13,996	5,364	2,581
Equity Investments Total								$5,364	$2,581
Total Investments								$1,080,538	$1,056,381

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
Debt
The Credit Fund, Credit Fund Sub and Credit Fund Warehouse II are party to separate credit facilities as described below. As of December 31, 2021 and 2020, Credit Fund, Credit Fund Sub, and Credit Fund Warehouse II were in compliance with all covenants and other requirements of their respective credit facility agreements. Below is a summary of the borrowings and repayments under the credit facilities for the respective periods.

	Credit Fund Facility	Credit Fund Sub Facility	Credit Fund Warehouse II Facility

Outstanding balance as of December 31, 2019	$93,000	$343,506	$97,571
Borrowings	63,500	269,313	54,373
Repayments	(156,500)	(191,960)	(58,542)
Outstanding balance as of December 31, 2020	—	420,859	93,402
Borrowings	—	444,000	52,250
Repayments	—	(350,238)	(59,622)
Outstanding balance as of December 31, 2021	$—	$514,621	$86,030
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
    Credit Fund Warehouse II Facility. On August 16, 2019, Credit Fund Warehouse II closed on a revolving credit facility (the "Credit Fund Warehouse II Facility") with lenders. The Credit Fund Warehouse II Facility provides for secured borrowings during the applicable revolving period up to an amount equal to $150,000. The Credit Fund Warehouse II Facility is secured by a first lien security interest in substantially all of the portfolio investments held by the Credit Fund Warehouse II Facility. The maturity date of the Credit Fund Warehouse II Facility is August 16, 2022. Amounts borrowed under the Credit Fund Warehouse II Facility bear interest at a rate of LIBOR plus 1.50%. Amounts borrowed under the Credit Fund Warehouse II Facility during the first 12 months bore interest at a rate of LIBOR plus 1.05%, and amounts borrowed in the second 12 months bore interest at LIBOR plus 1.15%.
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
The 2019-2 Notes were fully redeemed during the year ended December 31, 2021. As of the redemption date and December 31, 2020, the 2019-2 Issuer was in compliance with all covenants and other requirements of the indenture.
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
Credit Fund II Senior Notes
On November 3, 2020 and as amended on December 29, 2021, Credit Fund II Sub closed on the Credit Fund II Senior Notes (the “Credit Fund II Senior Notes”) with lenders. The Credit Fund II Senior Notes provides for secured borrowings totaling $157,500 with two tranches, A-1 and A-2 outstanding. The facility is secured by a first lien security interest in substantially all of the portfolio investments held by Credit Fund II Sub. The maturity date of the Credit Fund II Senior Notes Sub Facility is November 3, 2030. Amounts issued for the Class A-1 notes totaled $147,500 and bear interest at a rate of LIBOR plus 2.70%, and amounts issued for the Class A-2 notes totaled $10,000 and bear interest at LIBOR plus 3.20%. The A-1 Notes were rated AAA, and the A-2 Notes were rated AA by DBRS Morningstar. The terms of the Credit Fund II Senior Notes provide that as loans pay down, up to $50,000 is available from principal proceeds for reinvestment, and then the investment principal proceeds are used to directly pay down the principal balance on the Credit Fund II Senior Notes. As of December 31, 2021 and 2020, Credit Fund II Sub was in compliance with all covenants and other requirements of its respective credit agreements.
Selected Financial Data
Since inception of Credit Fund II and through December 31, 2021, the Company and CCLF each made capital contributions of $78,096 and $12,709 in members’ equity, respectively, to Credit Fund II. Below is certain summarized consolidated information for Credit Fund II as of December 31, 2021 and 2020.

	As of December 31,
	2021	2020
ASSETS
Investments, at fair value (amortized cost of $238,615 and $245,312, respectively)	$239,289	$246,421
Cash and cash equivalents (1)	10,092	1,385
Other assets	5,606	3,436
Total assets	$254,987	$251,242
LIABILITIES AND MEMBERS’ EQUITY
Liabilities
Notes payable, net of unamortized debt issuance costs of $802 and $875, respectively	$156,698	$156,625
Other liabilities	5,557	2,675
Total members' equity (2)	92,732	91,942
Total liabilities and members’ equity	$254,987	$251,242
(1) As of December 31, 2021 and 2020, all of Credit Fund II’s cash and cash equivalents was restricted.
(2) As of December 31, 2021 and 2020, the fair value of Company's ownership interest in the members' equity was $77,958 and $77,395, respectively.

	For the Year Ended December 31,
	2021	2020
Total investment income	$18,822	$3,005
Expenses
Interest and credit facility expenses	4,695	766
Other expenses	897	498
Total expenses	5,592	1,264
Net investment income (loss)	13,230	1,741
Net change in unrealized appreciation (depreciation) on investments	(440)	1,114
Net increase (decrease) resulting from operations	$12,790	$2,855

Below is a summary of Credit Fund II’s portfolio, followed by a listing of the loans in Credit Fund II’s portfolio as of December 31, 2021 and 2020:

	As of December 31,
	2021	2020
Senior secured loans (1)	$240,878	$248,172
Weighted average yields of senior secured loans based on amortized cost (2)	7.26%	7.32%
Weighted average yields of senior secured loans based on fair value (2)	7.24%	7.29%
Number of portfolio companies in Credit Fund II	36	44
Average amount per portfolio company (1)	$6,691	$5,640
Percentage of portfolio at floating interest rates (3) (4)	97.7%	99.1%
Percentage of portfolio at fixed interest rates (4)	2.3%	0.9%
Fair value of loans with PIK provisions	$17,453	$8,856
Percentage of portfolio with PIK provisions (4)	7.3%	3.6%
(1)At par/principal amount.
(2)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of December 31, 2021 and 2020. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.
(3)Floating rate debt investments are generally subject to interest rate floors.
(4)Percentages based on fair value.

Consolidated Schedule of Investments as of December 31, 2021
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
First Lien Debt (87.0%) of fair value)
Airnov, Inc.	^	(2)(3)	Containers, Packaging & Glass	L + 5.00%	6.00%	12/19/2025	$9,946	$9,930	$9,946
American Physician Partners, LLC	^	(2)(3)	Healthcare & Pharmaceuticals	L + 6.75%, 1.50% PIK	9.25%	2/21/2022	8,415	8,415	8,415
Appriss Health, LLC	^	(2)(3)	Healthcare & Pharmaceuticals	L + 7.25%	8.25%	5/6/2027	1,197	1,178	1,198
Apptio, Inc.	^	(2)(3)	Software	L + 7.25%	8.25%	1/10/2025	5,357	5,295	5,357
Aurora Lux FinCo S.Á.R.L. (Luxembourg)	^	(2)(3)	Software	L + 6.00%	7.00%	12/24/2026	4,355	4,273	3,924
Avenu Holdings, LLC	^	(2)(3)	Sovereign & Public Finance	L + 5.25%	6.25%	9/28/2024	987	980	987
BMS Holdings III Corp.	^	(2)(3)	Construction & Building	L + 5.50%	6.50%	9/30/2026	3,275	3,216	3,224
Captive Resources Midco, LLC	^	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 5.50%	6.25%	5/31/2027	8,193	8,108	8,147
Chartis Holding, LLC	^	(2)(3)	Business Services	L + 5.50%	6.50%	5/1/2025	9,924	9,907	9,924
Comar Holding Company, LLC	^	(2)(3)	Containers, Packaging & Glass	L + 5.75%	6.75%	6/18/2024	8,710	8,632	8,536
Cority Software Inc. (Canada)	^	(2)(3)	Software	L + 5.00%	6.00%	7/2/2026	8,712	8,591	8,707
Dwyer Instruments, Inc	^	(2)(3)	Capital Equipment	L + 5.50%	6.25%	7/21/2027	10,000	9,939	9,974
Ethos Veterinary Health LLC	^	(2)(3)	Consumer Services	L + 4.75%	4.85%	5/15/2026	8,134	8,080	8,134
EvolveIP, LLC	^	(2)(3)	Telecommunications	L + 5.50%	6.50%	6/7/2025	8,710	8,701	8,666
Harbour Benefit Holdings, Inc.	^	(2)(3)	Business Services	L + 5.25%	6.25%	12/13/2024	4,717	4,707	4,669
K2 Insurance Services, LLC	^	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 5.00%	6.00%	7/1/2026	9,012	8,914	8,998
Kaseya, Inc.	^	(2)(3)	High Tech Industries	L + 5.50%, 1.00% PIK	7.50%	5/3/2025	9,092	8,987	9,038
Material Holdings, LLC	^	(2)(3)	Business Services	L + 5.75%	6.50%	8/19/2027	7,980	7,896	7,891
Maverick Acquisition, Inc.	^	(2)(3)	Aerospace & Defense	L + 6.00%	7.00%	6/1/2027	7,980	7,814	7,808
National Technical Systems, Inc.	^	(2)(3)	Aerospace & Defense	L + 5.50%	6.50%	6/12/2023	8,733	8,720	8,733
NMI AcquisitionCo, Inc.	^	(2)(3)	High Tech Industries	L + 5.75%	6.50%	9/6/2025	8,708	8,680	8,601
Redwood Services Group, LLC	^	(2)(3)	High Tech Industries	L + 6.00%	7.00%	6/6/2024	8,736	8,724	8,737
Riveron Acquisition Holdings, Inc.	^	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 5.75%	6.75%	5/22/2025	8,173	8,074	8,173
RSC Acquisition, Inc.	^	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 5.50%	6.25%	11/1/2026	8,401	8,277	8,434
Superior Health Linens, LLC	^	(2)(3)	Business Services	L + 6.50%	7.50%	3/31/2022	6,875	6,875	6,875
TCFI Aevex LLC	^	(2)(3)	Aerospace & Defense	L + 6.00%	7.00%	3/18/2026	1,701	1,676	1,458
Turbo Buyer, Inc.	^	(2)(3)	Automotive	L + 6.00%	7.00%	12/2/2025	8,091	7,950	7,929
US INFRA SVCS Buyer, LLC	^	(2)(3)	Environmental Industries	L + 6.50%	7.50%	4/13/2026	3,267	3,217	3,189
USLS Acquisition, Inc.	^	(2)(3)	Business Services	L + 5.50%	6.50%	11/30/2024	6,234	6,223	6,165
Westfall Technik, Inc.	^	(2)(3)	Chemicals, Plastics & Rubber	L + 5.75%	6.75%	9/13/2024	6,418	6,337	6,359
First Lien Debt Total								$208,316	$208,196
Second Lien Debt (13.0%) of fair value
AI Convoy S.A.R.L (United Kingdom)	^	(2)(3)	Aerospace & Defense	L + 8.25%	9.25%	1/17/2028	5,514	5,413	5,720
AP Plastics Acquisition Holdings, LLC	^	(2)(3)	Chemicals, Plastics & Rubber	L + 7.50%	8.25%	8/10/2029	4,500	4,410	4,526

Consolidated Schedule of Investments as of December 31, 2021
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
AQA Acquisition Holdings, Inc.	^	(2)(3)	High Tech Industries	L + 7.50%	8.00%	3/3/2029	$5,000	$4,881	$5,004
Quartz Holding Company	^	(2)(3)	Software	L + 8.00%	8.10%	4/2/2027	4,852	4,781	4,852
Tank Holding Corp.	^	(2)(3)	Capital Equipment	L + 8.25%	8.35%	3/26/2027	5,514	5,446	5,569
World 50, Inc.	^	(6)	Business Services	11.50%	11.50%	1/9/2027	5,465	5,368	5,422
Second Lien Debt Total								$30,299	$31,093
Total Investments								$238,615	$239,289
^ Denotes that all or a portion of the assets are owned by Credit Fund II Sub. Credit Fund II Sub has entered into the Credit Fund II Sub Notes. The lenders of the Credit Fund II Sub Notes have a first lien security interest in substantially all of the assets of Credit Fund II Sub. Accordingly, such assets are not available to creditors of Credit Fund II.
(1)    Unless otherwise indicated, issuers of investments held by Credit Fund are domiciled in the United States. As of December 31, 2021, the geographical composition of investments as a percentage of fair value was 3.6% in Canada, 1.6% in Luxembourg, 2.4% in the United Kingdom and 92.4% in the United States. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, Credit Fund II has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2021. As of December 31, 2021, the reference rates for Credit Fund II's variable rate loans were the 30-day LIBOR at 0.10%, the 90-day LIBOR at 0.22% and the 180-day LIBOR at 0.33%.
(3)Loan includes interest rate floor feature, which is generally 1.00%.
(4)Amortized cost represents original cost, including origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion/amortization of discounts/premiums, as applicable, on debt investments using the effective interest method.
(5)Fair value is determined in good faith by or under the direction of the board of managers of Credit Fund II, pursuant to Credit Fund II’s valuation policy, with the fair value of all investments determined using significant unobservable inputs, which is substantially similar to the valuation policy of the Company provided in Note 3, Fair Value Measurements, to the consolidated financial statements included in Part II, Item 8 of the Form 10-K.
(6)Represents a corporate mezzanine loan, which is subordinated to senior secured term loans of the portfolio company.

Consolidated Schedule of Investments as of December 31, 2020
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
First Lien Debt (90.1%) of fair value)
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
Second Lien Debt (9.9%) of fair value
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
(5)Fair value is determined in good faith by or under the direction of the board of managers of Credit Fund II, pursuant to Credit Fund II’s valuation policy, with the fair value of all investments determined using significant unobservable inputs, which is substantially similar to the valuation policy of the Company provided in Note 3, Fair Value Measurements, to the consolidated financial statements included in Part II, Item 8 of this form 10-K.
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
On March 21, 2014, the Company closed on a senior secured revolving credit facility (“the Credit Facility”), which was subsequently amended on January 8, 2015, May 25, 2016, March 22, 2017, September 25, 2018, June 14, 2019 and October 28, 2020. The maximum principal amount of the Credit Facility is $688,000, subject to availability under the Credit Facility, which is based on certain advance rates multiplied by the value of the Company’s portfolio investments (subject to certain concentration limitations) net of certain other indebtedness that the Company may incur in accordance with the terms of the Credit Facility. Proceeds of the Credit Facility may be used for general corporate purposes, including the funding of portfolio investments. Maximum capacity under the Credit Facility may be increased, subject to certain conditions, to $900,000 through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Credit Facility includes a $50,000 limit for swingline loans and a

$20,000 limit for letters of credit. Subject to certain exceptions, the Credit Facility is secured by a first lien security interest in substantially all of the portfolio investments held by the Company. The Credit Facility includes customary covenants, including certain financial covenants related to asset coverage, shareholders’ equity and liquidity, certain limitations on the incurrence of additional indebtedness and liens, and other maintenance covenants, as well as usual and customary events of default for senior secured revolving credit facilities of this nature.
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
On December 30, 2019, the Company closed a private offering of $115.0 million in aggregate principal amount of 4.750% Senior Unsecured Notes due December 31, 2024 (the “2019 Notes”). Interest is payable quarterly, beginning March 31, 2020. On December 11, 2020, the Company issued an additional $75.0 million aggregate principal amount of senior unsecured notes due December 31, 2024 (the "2020 Notes", together with the 2019 Notes, the “Senior Notes”). The 2020 Notes bear interest at an interest rate of 4.500%. The interest rates of the Senior Notes are subject to increase (up to an additional 1.00% over the stated rate of such notes) in the event that, subject to certain exceptions, the Senior Notes cease to have an investment grade rating. The Senior Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.
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
As of December 31, 2021 and 2020, we had $93,074 and $68,419, respectively, in cash, cash equivalents and restricted cash. The Credit Facility consisted of the following as of December 31, 2021 and 2020:

	December 31, 2021
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amounts Available (2)
Credit Facility	$688,000	$407,655	$280,345	$280,706
Total	$688,000	$407,655	$280,345	$280,706

	December 31, 2020
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amounts Available (2)
Credit Facility	$688,000	$347,949	$340,051	$207,365
Total	$688,000	$347,949	$340,051	$207,365
(1)The unused portion is the amount upon which commitment fees are based.
(2)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
The following were the carrying values (before debt issuance costs) and fair values for the Senior Notes disclosed but not carried at fair value as of December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
2019 Notes	$115,000	$117,300	$115,000	$116,250
2020 Notes	75,000	75,530	75,000	75,000
Total	$190,000	$192,830	$190,000	$191,250
The following were the carrying values (before debt issuance costs) and fair values of the Company's 2015-1R Notes disclosed but not carried at fair value as of December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
2015-1R Notes	Carrying Value	Fair Value	Carrying Value	Fair Value
Aaa/AAA Class A-1-1-R Notes	$234,800	$234,941	$234,800	$230,996
Aaa/AAA Class A-1-2-R Notes	50,000	50,075	50,000	49,645
Aaa/AAA Class A-1-3-R Notes	25,000	24,680	25,000	25,017
AA Class A-2-R Notes	66,000	66,003	66,000	64,895
A Class B Notes	46,400	46,430	46,400	45,291
BBB- Class C Notes	27,000	26,714	27,000	24,592
Total	$449,200	$448,843	$449,200	$440,436

As of December 31, 2021 and 2020, we had a combined $1,046,855 and $987,149, respectively, of outstanding consolidated indebtedness under the Credit Facility, the 2015-1R Notes and the Senior Notes. Our annualized interest cost as of December 31, 2021 and 2020, was 2.75% and 2.89%, excluding fees (such as fees on undrawn amounts and amortization of upfront fees). For the years ended December 31, 2021, 2020 and 2019, we incurred $28,829, $35,820 and $50,587, respectively, of interest expense and $1,161, $1,766 and $1,263, respectively, of unused commitment fees.

Equity Activity
Common stock issued and outstanding as of December 31, 2021 and 2020 was 53,142,454 and 55,320,309, respectively.

The following table summarizes activity in the number of shares of our common stock outstanding during the years ended December 31, 2021, 2020 and 2019:

	For the years ended December 31,
	2021	2020	2019
Common stock outstanding, beginning of year	55,320,309	57,763,811	62,230,251
Repurchase of common stock	(2,177,855)	(2,443,502)	(4,466,440)
Common stock outstanding, end of year	53,142,454	55,320,309	57,763,811
On May 5, 2020, we issued and sold 2,000,000 shares of Preferred Stock to an affiliate of Carlyle in a private placement at a price of $25 per share. Shares of Preferred Stock issued and outstanding as of both December 31, 2021 and 2020 were 2,000,000.
OFF BALANCE SHEET ARRANGEMENTS
In the ordinary course of our business, we enter into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in these consolidated financial statements as of December 31, 2021 and 2020, in Part II, Item 8 of this Form 10-K, for any such exposure.
We have in the past and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments.
We had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Principal Amount as of December 31,
	2021	2020
Unfunded delayed draw commitments	$112,985	$73,292
Unfunded revolving term loan commitments	67,513	76,216
Total unfunded commitments	$180,498	$149,508
Pursuant to an undertaking by us in connection with the 2015-1 Debt Securitization, we agreed to hold on an ongoing basis the 2015-1 Issuer Preferred Interests with an aggregate dollar purchase price at least equal to 5% of the aggregate outstanding amount of all collateral obligations by the 2015-1 Issuer for so long as any securities of the 2015-1 Issuer remains outstanding. As of December 31, 2021 and 2020, we were in compliance with this undertaking.
DIVIDENDS AND DISTRIBUTIONS
Prior to July 5, 2017, we had an “opt in” dividend reinvestment plan in respect of our common stock. Effective on July 5, 2017, we converted our “opt in” dividend reinvestment plan to an “opt out” dividend reinvestment plan that provides for reinvestment of our dividends and other distributions on behalf of our common stockholders, other than those common stockholders who have “opted out” of the plan. As a result of adopting the plan, if our Board of Directors authorizes, and we declare, a cash dividend or distribution on our common stock, our common stockholders who have not elected to “opt out” of our dividend reinvestment plan will have their cash dividends or distributions automatically reinvested in additional shares of our common stock, rather than receiving cash. Each registered common stockholder may elect to have such common stockholder’s dividends and distributions distributed in cash rather than participate in the plan. For any registered common stockholder that does not so elect, distributions on such common stockholder’s shares will be reinvested by State Street Bank and Trust Company, our plan administrator, in additional shares of common stock. The number of shares to be issued to the common stockholder will be determined based on the total dollar amount of the cash distribution payable, net of applicable withholding taxes. We intend to use primarily newly issued shares of common stock to implement the plan so long as the market value per share is equal to or greater than the net asset value per share on the relevant valuation date. If the market value per share is less than the net asset value per share on the relevant valuation date, the plan administrator would implement the plan through the purchase of common stock on behalf of participants in the open market, unless we instruct the plan administrator otherwise.

The following table summarizes the Company’s dividends declared per share of common stock during the three most recent fiscal years:

Date Declared	Record Date	Payment Date	Per Share Amount
2019
February 22, 2019	March 29, 2019	April 17, 2019	$0.37
May 6, 2019	June 28, 2019	July 17, 2019	0.37
June 17, 2019	June 28, 2019	July 17, 2019	0.08	(1)
August 5, 2019	September 30, 2019	October 17, 2019	0.37
November 4, 2019	December 31, 2019	January 17, 2020	0.37
December 12, 2019	December 31, 2019	January 17, 2020	0.18	(1)
Total			$1.74
2020
February 24, 2020	March 31, 2020	April 17, 2020	0.37
May 4, 2020	June 30, 2020	July 17, 2020	0.37
August 3, 2020	September 30, 2020	October 16, 2020	0.32	(2)
August 3, 2020	September 30, 2020	October 16, 2020	0.05	(1)
November 2, 2020	December 31, 2020	January 15, 2021	0.32
November 2, 2020	December 31, 2020	January 15, 2021	0.04	(1)
Total			$1.47
2021
February 22, 2021	March 31, 2021	April 16, 2021	$0.32
February 22, 2021	March 31, 2021	April 16, 2021	0.05	(1)
May 3, 2021	June 30, 2021	July 15, 2021	0.32
May 3, 2021	June 30, 2021	July 15, 2021	0.04	(1)
August 2, 2021	September 30, 2021	October 15, 2021	0.32
August 2, 2021	September 30, 2021	October 15, 2021	0.06	(1)
November 1, 2021	December 31, 2021	January 14, 2022	0.32
November 1, 2021	December 31, 2021	January 14, 2022	0.07	(1)
Total			$1.50
(1)Represents a special/supplemental dividend.
(2)The Company updated its dividend policy such that the base dividend is $0.32 per share of common stock, effective with the third quarter 2020 dividend.

Our Preferred Stock has a liquidation preference equal to $25 per share (the “Liquidation Preference) plus any accumulated but unpaid dividends up to but excluding the date of distribution. Dividends on our Preferred Stock are payable on a quarterly basis in an initial amount equal to 7.00% per annum of the Liquidation Preference per share, payable in cash, or at our option, 9.00% per annum of the Liquidation Preference payable in additional shares of Preferred Stock.

The following table summarizes the Company’s dividends declared per share of Preferred Stock during the prior year and current fiscal year to date. Unless otherwise noted, dividends declared were paid in cash.

Date Declared	Record Date	Payment Date	Per Share Amount
2020
June 30, 2020	June 30, 2020	September 30, 2020	$0.277
September 30, 2020	September 30, 2020	September 30, 2020	0.423
December 31, 2020	December 31, 2020	December 31, 2020	0.438
Total			$1.138
2021
March 31, 2021	March 31, 2021	March 31, 2021	$0.438
June 30, 2021	June 30, 2021	June 30, 2021	0.438
September 30, 2021	September 30, 2021	September 30, 2021	0.438
December 29, 2021	December 31, 2021	December 31, 2021	0.438
Total			$1.752
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
As of December 31, 2021 and 2020, the Company had total senior securities of $1,096,855 and $1,037,149, respectively, consisting of secured borrowings under the Credit Facility, the Senior Notes, the 2015-1R Notes and the Preferred Stock, and had asset coverage ratios of 181.94% and 182.09%, respectively. For a discussion of the principal risk factors associated with these senior securities, see Part I, Item 1A of this Form 10‑K. For purposes of the asset coverage ratio, the Preferred Stock is classified as a senior security.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. These estimates and judgments are based on historical information, information currently available to us and on various other assumptions management believes to be reasonable under the circumstances. Actual results could vary from those estimates and we may change our estimates and assumptions in future evaluations. Changes in these estimates and assumptions may have a material effect on our results of operations and financial condition. We believe the critical accounting policies discussed below affect our more significant judgments and estimates used in the preparation of our consolidated financial statements and should be read in conjunction with our consolidated financial statements and related notes in Part II, Item 8, as well as with our “Risk Factors” in Part I, Item 1A of this Form 10-K.
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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of December 31, 2021 and 2020.
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
The Original Investment Advisory Agreement was amended on September 15, 2017 (as amended, the “First Amended and Restated Investment Advisory Agreement”) after the approval of the Company’s Board of Directors, including a majority of the Independent Directors, at an in-person meeting of the Board of Directors held on May 30, 2017 and the approval of the Company’s stockholders at a special meeting of stockholders held on September 15, 2017 and August 6, 2018 (as amended, the “Investment Advisory Agreement”). Unless terminated earlier, the Investment Advisory Agreement renews automatically for successive annual periods, provided that such continuance is specifically approved at least annually by the vote of the Board of Directors and by the vote of a majority of the Independent Directors. On May 26, 2021, the Company's Board of Directors, including a majority of the Independent Directors, approved the continuance of the Company's Investment Advisory Agreement with the Adviser for an additional one-year term. Pursuant to relief granted by the SEC in light of the COVID-19 pandemic (the "Order") and a determination by the Board of Directors that reliance on the order was appropriate due to circumstances related to the current or potential side-effects of COVID-19, the May 26, 2021 meeting was held by video- and telephone-conference. The Investment Advisory Agreement will automatically terminate in the event of an assignment and may be terminated by either party without penalty upon at least 60 days’ written notice to the other party. Subject to the overall supervision of the Board of Directors, the Investment Adviser provides investment advisory services to the Company. For providing these services, the Investment Adviser receives fees from the Company consisting of two components—a base management fee and an incentive fee.
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
License Agreement
The Company has entered into a royalty free license agreement with Carlyle Investment Management L.L.C. (“CIM”), which wholly owns our Adviser and is a wholly owned subsidiary of Carlyle, pursuant to which CIM has granted the Company a non-exclusive, revocable and non-transferable license to use the name and mark “Carlyle.”
Board of Directors
The Company’s Board of Directors currently consists of seven members, five of whom are Independent Directors. The Board of Directors has established an Audit Committee, a Nominating and Governance Committee of the Board of Directors and a Compensation Committee, and may establish additional committees in the future.
Transactions with Investment Funds
During the years ended December 31, 2021, 2020 and 2019, the Company sold 8, 4 and 2 investments, respectively, to Credit Fund for proceeds of $118,204, $62,754 and $34,728, respectively, and realized gains (losses) of $1,075, $(2,289) and $208, respectively. See Note 5, Middle Market Credit Fund, LLC, to the consolidated financial statements in Part II, Item 8 of this Form 10-K.
During the year ended December 31, 2021, the Company sold 17 investments to Credit Fund II for proceeds of $84,554 and realized gains (losses) of $468. The Company did not sell any investments to Credit Fund II during the years ended December 31, 2020 and 2019. On November 3, 2020, pursuant to a contribution agreement by and between the Company and Credit Fund II, the Company contributed 45 senior secured debt investments with an aggregate principal balance of approximately $250 million to Credit Fund II in exchange for approximately 84.13% of Credit Fund II’s membership interests and gross cash proceeds of approximately $170 million. There were no subsequent transfers through December 31, 2020. See Note 6, Middle Market Credit Fund II, LLC, to the consolidated financial statements in Part II, Item 8 of this Form 10-K for further information about Credit Fund II.
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
Interest Rate Risk
As of December 31, 2021, on a fair value basis, approximately 1.6% of our debt investments bear interest at a fixed rate and approximately 98.4% of our debt investments bear interest at a floating rate, which primarily are subject to interest rate floors. Additionally, the Credit Facility is also subject to floating interest rates and is currently paid based on floating LIBOR rates.
Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our income in the future.
The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. These hypothetical interest income calculations are based on a model of the settled debt investments in our portfolio, excluding structured finance obligations and our investments in Credit Fund and Credit Fund II, held as of December 31, 2021 and 2020, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. Interest expense is calculated based on outstanding secured borrowings and notes payable as of December 31, 2021 and 2020 and based on the terms of our Facilities and notes payable. Interest expense on our Credit Facility and notes payable is calculated using the stated interest rate as of December 31, 2021 and 2020, adjusted for the hypothetical changes in rates, as shown below. We intend to continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may impact significantly our net interest income.

We regularly measure exposure to interest rate risk. We assess interest rate risk and manage interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.
Based on our Consolidated Statements of Assets and Liabilities as of December 31, 2021 and 2020, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled debt investments (considering interest rate floors for variable rate instruments), excluding our investments in Credit Fund and Credit Fund II, and outstanding secured borrowings and notes payable assuming no changes in our investment and borrowing structure:

	As of December 31, 2021			As of December 31, 2020
Basis Point Change	Interest Income	Interest Expense	Net Investment Income	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$34,923	$(24,832)	$10,091	$35,024	$(23,164)	$11,860
Up 200 basis points	$19,935	$(16,513)	$3,422	$20,031	$(15,443)	$4,588
Up 100 basis points	$4,954	$(8,195)	$(3,241)	$5,040	$(7,721)	$(2,681)
Down 100 basis points	$(147)	$1,083	$936	$(260)	$1,570	$1,310
Down 200 basis points	$(147)	$1,083	$936	$(260)	$1,570	$1,310
Down 300 basis points	$(147)	$1,083	$936	$(260)	$1,570	$1,310

Item 8. Financial Statements and Supplementary Data
TCG BDC, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
TCG BDC, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of TCG BDC, Inc. (the “Company”), including the consolidated schedules of investments, as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations, changes in its net assets, and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2022 expressed an unqualified opinion thereon.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2021 and 2020, by correspondence with the custodian, directly with counterparties and management of the portfolio companies, debt agents and brokers, as applicable, or by other appropriate auditing procedures where replies were not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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
At December 31, 2021, the fair value of the Company's investments categorized in Level III of the fair value hierarchy (Level III investments) totaled $1.835 billion. As discussed in Note 3 to the consolidated financial statements (Note 3), management determined the fair value of the Company’s Level III investments by using valuation techniques such as comparable public market valuations, comparable precedent transaction valuations and/or discounted cash flow analyses and using inputs which were significant to the valuation of these investments, such as observable market inputs, updated credit statistics, and significant unobservable inputs (significant inputs). The significant unobservable inputs used to determine fair value required significant management judgment or estimation and, as disclosed in Note 3, included discount rates, comparable multiples, recovery rates, default rates, and indicative quotes.

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
February 22, 2022

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
TCG BDC, Inc.

Opinion on Internal Control over Financial Reporting

We have audited TCG BDC, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, TCG BDC, Inc. (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of assets and liabilities of the Company, including the consolidated schedules of investments, as of December 31, 2021 and 2020, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 22, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
New York, NY
February 22, 2022

TCG BDC, INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollar amounts in thousands, except per share data)

	December 31, 2021	December 31, 2020
ASSETS
Investments, at fair value
Investments—non-controlled/non-affiliated, at fair value (amortized cost of $1,631,067 and $1,574,182, respectively)	$1,607,731	$1,509,271
Investments—non-controlled/affiliated, at fair value (amortized cost of $38,462 and $37,571, respectively)	30,286	26,180
Investments—controlled/affiliated, at fair value (amortized cost of $288,024 and $311,213, respectively)	275,035	290,298
Total investments, at fair value (amortized cost of $1,957,553 and $1,922,966, respectively)	1,913,052	1,825,749
Cash, cash equivalents and restricted cash	93,074	68,419
Receivable for investment sold	530	4,313
Deferred financing costs	3,066	3,633
Interest receivable from non-controlled/non-affiliated investments	11,011	12,634
Interest receivable from non-controlled/affiliated investments	611	569
Interest and dividend receivable from controlled/affiliated investments	8,522	6,480
Prepaid expenses and other assets	1,484	816
Total assets	$2,031,350	$1,922,613
LIABILITIES
Secured borrowings (Note 7)	$407,655	$347,949
2015-1R Notes payable, net of unamortized debt issuance costs of $2,417 and $2,664, respectively (Note 8)	446,783	446,536
Senior Notes, net of unamortized debt issuance costs of $416 and $562, respectively (Note 8)	189,584	189,438
Payable for investments purchased	323	809
Interest and credit facility fees payable (Notes 7 and 8)	2,467	2,439
Dividend payable (Note 10)	20,705	19,892
Base management and incentive fees payable (Note 4)	11,819	11,549
Administrative service fees payable (Note 4)	482	85
Other accrued expenses and liabilities	2,728	2,553
Total liabilities	1,082,546	1,021,250
Commitments and contingencies (Notes 9 and 12)
NET ASSETS
Cumulative convertible preferred stock, $0.01 par value; 2,000,000 shares issued and outstanding as of December 31, 2021 and December 31, 2020	50,000	50,000
Common stock, $0.01 par value; 198,000,000 shares authorized; 53,142,454 and 55,320,309 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	532	553
Paid-in capital in excess of par value	1,052,427	1,081,436
Offering costs	(1,633)	(1,633)
Total distributable earnings (loss)	(152,522)	(228,993)
Total net assets	$948,804	$901,363
NET ASSETS PER COMMON SHARE	$16.91	$15.39
The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollar amounts in thousands, except per share data)

	For the years ended December 31,
	2021	2020	2019
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$134,420	$146,291	$184,529
Other income	6,366	10,974	7,329
Total investment income from non-controlled/non-affiliated investments	140,786	157,265	191,858
From non-controlled/affiliated investments:
Interest income	173	14	1,209
Other income	10	—	—
Total investment income from non-controlled/affiliated investments	183	14	1,209
From controlled/affiliated investments:
Interest income	185	3,611	12,481
Dividend income	30,063	21,228	15,750
Other income	21	—	—
Total investment income from controlled/affiliated investments	30,269	24,839	28,231
Total investment income	171,238	182,118	221,298
Expenses:
Base management fees (Note 4)	28,343	28,648	31,316
Incentive fees (Note 4)	17,680	18,555	22,872
Professional fees	3,165	3,082	2,745
Administrative service fees (Note 4)	1,338	679	539
Interest expense (Notes 7 and 8)	28,829	35,820	50,587
Credit facility fees (Note 7)	1,924	3,761	3,079
Directors’ fees and expenses	561	398	353
Other general and administrative	1,765	1,795	1,738
Total expenses	83,605	92,738	113,229
Net investment income (loss) before taxes	87,633	89,380	108,069
Excise tax expense	782	573	404
Net investment income (loss)	86,851	88,807	107,665
Net realized gain (loss) and net change in unrealized appreciation (depreciation):
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	19,035	(58,473)	(29,285)
Non-controlled/affiliated investments	3	—	—
Controlled/affiliated investments	—	—	(9,091)
Currency gains (losses) on non-investment assets and liabilities	(177)	497	33
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliated investments	41,541	(11,629)	4,734
Non-controlled/affiliated investments	3,215	(900)	(4,704)
Controlled/affiliated investments	7,925	(7,127)	(6,083)
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	1,960	(4,346)	(1,939)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	73,502	(81,978)	(46,335)
Net increase (decrease) in net assets resulting from operations	160,353	6,829	61,330
Preferred stock dividend	3,500	2,275	—
Net increase (decrease) in net assets resulting from operations attributable to Common Stockholders	$156,853	$4,554	$61,330
Basic and diluted earnings per common share (Note 10)
Basic	$2.89	$0.08	$1.02
Diluted	$2.69	$0.08	$1.02
Weighted-average shares of common stock outstanding (Note 10)
Basic	54,244,432	56,421,137	60,189,502
Diluted	59,531,683	56,421,137	60,189,502
The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollar amounts in thousands)

	For the years ended December 31,
	2021	2020	2019
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$86,851	$88,807	$107,665
Net realized gain (loss)	18,861	(57,976)	(38,343)
Net change in unrealized appreciation (depreciation) on investments	52,681	(19,656)	(6,053)
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	1,960	(4,346)	(1,939)
Net increase (decrease) in net assets resulting from operations	160,353	6,829	61,330
Capital transactions:
Preferred stock issued	—	50,000	—
Repurchase of common stock	(28,439)	(27,254)	(64,717)
Dividends declared (Note 10)	(84,473)	(84,683)	(103,360)
Net increase (decrease) in net assets resulting from capital share transactions	(112,912)	(61,937)	(168,077)
Net increase (decrease) in net assets	47,441	(55,108)	(106,747)
Net assets at beginning of year	901,363	956,471	1,063,218
Net assets at end of year	$948,804	$901,363	$956,471
The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollar amounts in thousands)

	For the years ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$160,353	$6,829	$61,330
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	1,342	2,133	1,864
Net accretion of discount on investments	(9,383)	(8,186)	(12,955)
Paid-in-kind interest	(9,178)	(6,145)	(7,958)
Net realized (gain) loss	(19,038)	57,976	38,343
Net realized currency (gain) loss on non-investment assets and liabilities	177	—	—
Net change in unrealized (appreciation) depreciation on investments	(52,681)	19,656	6,053
Net change in unrealized currency (gains) losses on non-investment assets and liabilities	(1,960)	4,346	1,939
Cost of investments purchased and change in payable for investments purchased	(842,981)	(620,829)	(994,374)
Proceeds from contribution of investments to Credit Fund II	—	168,897	—
Proceeds from sales and repayments of investments and change in receivable for investments sold	849,039	688,798	819,084
Changes in operating assets:
Interest receivable	1,581	(3,741)	(3,606)
Dividend receivable	(2,042)	365	560
Prepaid expenses and other assets	(668)	(96)	(188)
Changes in operating liabilities:
Due to Investment Adviser	—	—	(236)
Interest and credit facility fees payable	28	(4,325)	(736)
Base management and incentive fees payable	270	(1,687)	(598)
Administrative service fees payable	397	8	(17)
Other accrued expenses and liabilities	175	1,160	(397)
Net cash provided by (used in) operating activities	75,431	305,159	(91,892)
Cash flows from financing activities:
Proceeds from issuance of preferred stock	—	50,000	—
Repurchase of common stock	(28,439)	(27,254)	(64,717)
Borrowings on SPV Credit Facility and Credit Facility	419,205	452,833	755,179
Repayments of SPV Credit Facility and Credit Facility	(357,500)	(725,469)	(655,209)
Proceeds from issuance of Senior Notes, net of unamortized debt issuance costs	—	74,438	115,000
Debt issuance costs paid	(382)	(1,488)	(1,699)
Dividends paid in cash	(83,660)	(96,551)	(107,097)
Net cash provided by (used in) financing activities	(50,776)	(273,491)	41,457
Net increase (decrease) in cash and cash equivalents	24,655	31,668	(50,435)
Cash, cash equivalents and restricted cash, beginning of year	68,419	36,751	87,186
Cash, cash equivalents and restricted cash, end of year	$93,074	$68,419	$36,751
Supplemental disclosures:
Interest paid during the year	$29,355	$33,149	$49,981
Taxes, including excise tax, paid during year	$641	$391	$225
Dividends declared during the year	$84,473	$84,683	$103,360
Credit Fund II members’ interest received in consideration of contribution of investments (Note 6)	$—	$78,096	$—
The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2021
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value(5)	% of Net Assets
First Lien Debt (62.1% of fair value)
Advanced Web Technologies Holding Company	^*	(2)(3)(14)	Containers, Packaging & Glass	L + 5.75%	6.75%	12/17/2020	12/17/2026	$7,177	$6,970	$7,297	0.77%
Airnov, Inc.	^*	(2)(3)(14)	Containers, Packaging & Glass	L + 5.00%	6.00%	12/20/2019	12/19/2025	1,862	1,833	1,862	0.20
Allied Universal Holdco LLC	^	(2)(3)	Business Services	L + 4.25%	4.46%	2/17/2021	7/10/2026	497	500	498	0.04
American Physician Partners, LLC	^*	(2)(3)(14)	Healthcare & Pharmaceuticals	L + 6.75%, 1.50% PIK	9.25%	1/7/2019	2/21/2022	27,908	27,886	27,908	2.94
Analogic Corporation	^*	(2)(3)(14)	Capital Equipment	L + 5.25%	6.25%	6/22/2018	6/22/2024	2,434	2,412	2,408	0.25
Applied Technical Services, LLC	^	(2)(3)(14)	Business Services	L + 5.75%	6.75%	12/29/2020	12/29/2026	536	525	536	0.06
Appriss Health, LLC	^	(2)(3)(14)	Healthcare & Pharmaceuticals	L + 7.25%	8.25%	5/6/2021	5/6/2027	43,247	42,406	43,295	4.56
Apptio, Inc.	^	(2)(3)(14)	Software	L + 7.25%	8.25%	1/10/2019	1/10/2025	6,131	6,044	6,130	0.65
Ascend Buyer, LLC	^	(2)(3)(14)	Containers, Packaging & Glass	L + 5.75%	6.50%	9/30/2021	9/30/2028	12,838	12,569	12,618	1.33
Associations, Inc.	^	(2)(3)(14)	Construction & Building	L + 4.00%, 2.50% PIK	7.50%	7/2/2021	7/2/2027	11,570	11,457	11,599	1.22
Aurora Lux FinCo S.Á.R.L. (Luxembourg)	^*	(2)(3)(7)	Software	L + 6.00%	7.00%	12/24/2019	12/24/2026	32,488	31,870	29,269	3.08
Avenu Holdings, LLC	*	(2)(3)	Sovereign & Public Finance	L + 5.25%	6.25%	9/28/2018	9/28/2024	13,545	13,451	13,545	1.43
Barnes & Noble, Inc.	^	(2)(3)(11)	Retail	L + 6.50%	7.50%	8/7/2019	12/20/2026	28,932	27,926	28,146	2.97
BlueCat Networks, Inc. (Canada)	*	(2)(3)(7)	High Tech Industries	L + 6.25%	7.25%	10/30/2020	10/30/2026	11,468	11,270	11,583	1.22
BMS Holdings III Corp.	^	(2)(3)(14)	Construction & Building	L + 5.50%	6.50%	9/30/2019	9/30/2026	—	(180)	(149)	(0.02)
Bubbles Bidco S.P.A. (Italy)	^	(2)(3)(7)(14)	Consumer Goods: Non-Durable	L + 9.25% (100% PIK)	9.25%	10/20/2021	10/20/2028	€4,700	5,312	5,167	0.54
Bubbles Bidco S.P.A. (Italy)	^	(2)(3)(7)(14)	Consumer Goods: Non-Durable	L + 6.25%	6.25%	10/20/2021	10/20/2028	€—	(9)	(9)	—
Captive Resources Midco, LLC	^*	(2)(3)(14)	Banking, Finance, Insurance & Real Estate	L + 5.50%	6.25%	6/30/2015	5/31/2027	10,223	10,104	10,152	1.07
Chartis Holding, LLC	^*	(2)(3)(14)	Business Services	L + 5.50%	6.50%	5/1/2019	5/1/2025	694	686	694	0.07
Chemical Computing Group ULC (Canada)	^*	(2)(3)(7)(14)	Software	L + 4.50%	5.50%	8/30/2018	8/30/2024	466	465	464	0.05
Chudy Group, LLC	^	(2)(3)(14)	Healthcare & Pharmaceuticals	L + 5.75%	6.75%	6/30/2021	6/30/2027	826	812	841	0.09
CircusTrix Holdings, LLC	^*	(2)(3)	Hotel, Gaming & Leisure	L + 5.50%, 2.50% PIK	9.00%	2/2/2018	1/16/2024	10,544	10,523	9,415	0.99
CircusTrix Holdings, LLC	^	(2)(3)	Hotel, Gaming & Leisure	L + 5.50%, 2.50% PIK	9.00%	1/8/2021	7/16/2023	697	640	697	0.07
Cobblestone Intermediate Holdco LLC	^	(2)(3)	Consumer Services	L + 5.50%	6.25%	1/29/2020	1/29/2026	723	718	712	0.08
Comar Holding Company, LLC	^*	(2)(3)(14)	Containers, Packaging & Glass	L + 5.75%	6.75%	6/18/2018	6/18/2024	26,443	26,152	25,855	2.73
Cority Software Inc. (Canada)	^*	(2)(3)(7)(14)	Software	L + 5.00%	6.00%	7/2/2019	7/2/2026	10,515	10,334	10,510	1.11
Cority Software Inc. (Canada)	^	(2)(3)(7)	Software	L + 7.00%	8.00%	9/3/2020	7/2/2026	1,879	1,833	1,900	0.20
DCA Investment Holding, LLC	^*	(2)(3)(14)	Healthcare & Pharmaceuticals	L + 6.25%	7.00%	3/11/2021	3/12/2027	10,841	10,680	10,777	1.14

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2021
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value(5)	% of Net Assets
Derm Growth Partners III, LLC	^	(2)(3)(8)	Healthcare & Pharmaceuticals	L + 6.25%	7.25%	5/31/2016	5/31/2022	$55,808	$50,996	$37,471	3.95%
DermaRite Industries, LLC	^*	(2)(3)(14)	Healthcare & Pharmaceuticals	L + 7.00%	8.00%	3/3/2017	3/3/2022	19,558	19,546	15,961	1.68
Designer Brands Inc.	^	(2)(3)(7)	Retail	L + 8.50%	9.75%	8/7/2020	8/7/2025	17,046	16,718	16,846	1.78
Diligent Corporation	^	(2)(3)(14)	Telecommunications	L + 6.25%	7.25%	8/4/2020	8/4/2025	603	588	615	0.06
DTI Holdco, Inc.	^	(2)(3)	High Tech Industries	L + 4.75%	5.75%	12/18/2018	9/30/2023	1,934	1,883	1,907	0.20
Dwyer Instruments, Inc	^*	(2)(3)(14)	Capital Equipment	L + 5.50%	6.25%	7/21/2021	7/21/2027	2,463	2,383	2,452	0.26
Ellkay, LLC	^	(2)(3)(14)	Healthcare & Pharmaceuticals	L + 5.75%	6.75%	9/14/2021	9/14/2027	14,249	13,943	13,923	1.47
Emergency Communications Network, LLC	^*	(2)(3)	Telecommunications	L + 2.625%, 5.125% PIK	8.75%	6/1/2017	6/1/2023	25,261	25,201	21,814	2.30
EPS Nass Parent, Inc.	^	(2)(3)(14)	Utilities: Electric	L + 5.75%	6.75%	4/19/2021	4/19/2028	887	869	878	0.09
Ethos Veterinary Health LLC	^	(2)(3)	Consumer Services	L + 4.75%	4.85%	5/17/2019	5/15/2026	2,586	2,569	2,586	0.27
EvolveIP, LLC	^*	(2)(3)(14)	Telecommunications	L + 5.50%	6.50%	11/26/2019	6/7/2025	5,468	5,461	5,436	0.57
Frontline Technologies Holdings, LLC	^*	(2)(3)	Software	L + 5.25%	6.25%	9/18/2017	9/18/2023	3,068	3,056	3,068	0.32
Greenhouse Software, Inc.	^	(2)(3)(14)	Software	L + 6.50%	7.50%	3/1/2021	3/1/2027	15,196	14,858	14,870	1.57
Harbour Benefit Holdings, Inc.	^*	(2)(3)(14)	Business Services	L + 5.25%	6.25%	12/13/2017	12/13/2024	9,451	9,377	9,336	0.98
Heartland Home Services, Inc	^*	(2)(3)(14)	Consumer Services	L + 6.00%	7.00%	12/15/2020	12/15/2026	7,314	7,169	7,371	0.78
Hercules Borrower LLC	^*	(2)(3)(14)	Environmental Industries	L + 6.50%	7.50%	12/14/2020	12/14/2026	18,453	17,987	18,865	1.99
Higginbotham Insurance Agency, Inc.	^	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 5.50%	6.25%	11/25/2020	11/25/2026	4,978	4,916	4,978	0.52
Hoosier Intermediate, LLC	^*	(2)(3)(14)	Healthcare & Pharmaceuticals	L + 5.50%	6.50%	11/15/2021	11/15/2028	16,479	16,108	16,101	1.70
iCIMS, Inc.	^	(2)(3)	Software	L + 6.50%	7.50%	9/12/2018	9/12/2024	1,671	1,652	1,670	0.18
Individual FoodService Holdings, LLC	^*	(2)(3)(14)	Wholesale	L + 6.25%	7.25%	2/21/2020	11/22/2025	8,129	7,958	8,143	0.86
Infront Luxembourg Finance S.À R.L. (Luxembourg)	^	(2)(3)(7)	Hotel, Gaming & Leisure	L + 9.00%	9.00%	5/28/2021	5/28/2027	€8,250	9,777	9,134	0.96
Integrity Marketing Acquisition, LLC	*	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 5.75%	6.75%	1/15/2020	8/27/2025	4,920	4,864	4,896	0.52
Integrity Marketing Acquisition, LLC	^	(2)(3)(14)	Banking, Finance, Insurance & Real Estate	L + 5.50%	6.25%	12/3/2021	8/27/2025	—	(75)	(51)	(0.01)
Jeg's Automotive, LLC	^*	(2)(3)(14)	Automotive	L + 5.75%	6.75%	12/22/2021	12/22/2027	30,000	29,203	29,200	3.08
K2 Insurance Services, LLC	^*	(2)(3)(14)	Banking, Finance, Insurance & Real Estate	L + 5.00%	6.00%	7/3/2019	7/1/2026	3,364	3,305	3,357	0.35
Kaseya, Inc.	^	(2)(3)(14)	High Tech Industries	L + 5.50%, 1.00% PIK	7.50%	5/3/2019	5/3/2025	18,972	18,716	18,848	1.99
Lifelong Learner Holdings, LLC	^	(2)(3)(14)	Business Services	L + 5.75%	6.75%	10/18/2019	10/18/2026	26,210	25,830	24,035	2.53
LinQuest Corporation	*	(2)(3)	Aerospace & Defense	L + 5.75%	6.50%	7/28/2021	7/28/2028	9,975	9,785	9,816	1.03
Liqui-Box Holdings, Inc.	^	(2)(3)(14)	Containers, Packaging & Glass	L + 4.50%	5.50%	6/3/2019	6/3/2024	1,490	1,475	1,229	0.13
LVF Holdings, Inc.	^*	(2)(3)(14)	Beverage, Food & Tobacco	L + 6.25%	7.25%	6/10/2021	6/10/2027	41,227	40,356	40,056	4.22

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2021
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value(5)	% of Net Assets
Material Holdings, LLC	^*	(2)(3)(14)	Business Services	L + 5.75%	6.50%	8/19/2021	8/19/2027	$6,906	$6,741	$6,800	0.72%
Maverick Acquisition, Inc.	^*	(2)(3)(14)	Aerospace & Defense	L + 6.00%	7.00%	6/1/2021	6/1/2027	35,962	35,192	35,061	3.70
Medical Manufacturing Technologies, LLC	^	(2)(3)(14)	Healthcare & Pharmaceuticals	SOFR + 6.00%	7.00%	12/23/2021	12/23/2027	21,280	20,654	20,652	2.18
MMIT Holdings, LLC	^	(2)(3)(14)	High Tech Industries	L + 6.25%	7.25%	9/15/2021	9/15/2027	11,087	10,858	10,853	1.14
National Technical Systems, Inc.	^	(2)(3)(14)	Aerospace & Defense	L + 5.50%	6.50%	10/28/2020	6/12/2023	1,167	1,151	1,167	0.12
NES Global Talent Finance US, LLC (United Kingdom)	^	(2)(3)(7)	Energy: Oil & Gas	L + 5.50%	6.50%	5/9/2018	5/11/2023	9,688	9,634	9,424	0.99
NMI AcquisitionCo, Inc.	^*	(2)(3)(14)	High Tech Industries	L + 5.75%	6.50%	9/6/2017	9/6/2025	40,335	40,206	39,822	4.20
Performance Health Holdings, Inc.	*	(2)(3)	Healthcare & Pharmaceuticals	L + 6.00%	7.00%	7/12/2021	7/12/2027	7,182	7,048	7,083	0.75
PF Atlantic Holdco 2, LLC	^*	(2)(3)(14)	Hotel, Gaming & Leisure	L + 6.00%	7.00%	11/12/2021	11/12/2027	27,723	26,941	26,923	2.84
PF Growth Partners, LLC	^*	(2)(3)	Hotel, Gaming & Leisure	L + 5.50%	6.50%	7/1/2019	7/11/2025	8,039	7,962	7,922	0.83
PPT Management Holdings, LLC	^	(2)(3)	Healthcare & Pharmaceuticals	L + 6.00%, 2.00% PIK	9.00%	12/15/2016	12/16/2022	28,366	28,326	24,166	2.55
Product Quest Manufacturing, LLC	^	(2)(3)(8)	Containers, Packaging & Glass	L + 6.75%	10.00%	9/21/2017	3/31/2021	840	840	840	0.09
Prophix Software Inc. (Canada)	^	(2)(3)(7)(14)	Software	L + 6.50%	7.50%	2/1/2021	2/1/2026	10,963	10,735	11,093	1.17
Quantic Electronics, LLC	^*	(2)(3)(14)	Aerospace & Defense	L + 6.25%	7.25%	11/19/2020	11/19/2026	14,625	14,333	14,418	1.52
Quantic Electronics, LLC	^*	(2)(3)(14)	Aerospace & Defense	L + 6.25%	7.25%	3/1/2021	3/1/2027	8,882	8,662	8,727	0.92
QW Holding Corporation	^*	(2)(3)	Environmental Industries	L + 6.25%	7.25%	8/31/2016	8/31/2024	42,671	42,530	41,933	4.42
Redwood Services Group, LLC	^*	(2)(3)	High Tech Industries	L + 6.00%	7.00%	11/13/2018	6/6/2024	30,885	30,562	30,884	3.26
Regency Entertainment, Inc.	^	(2)(3)	Media: Diversified & Production	L + 6.75%	7.75%	5/22/2020	10/22/2025	20,000	19,700	19,666	2.07
Riveron Acquisition Holdings, Inc.	*	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 5.75%	6.75%	5/22/2019	5/22/2025	11,401	11,262	11,401	1.20
RSC Acquisition, Inc.	^	(2)(3)(14)	Banking, Finance, Insurance & Real Estate	L + 5.50%	6.25%	11/1/2019	11/1/2026	8,533	8,395	8,577	0.90
Sapphire Convention, Inc.	^*	(2)(3)(14)	Telecommunications	L + 6.25%	7.25%	11/20/2018	11/20/2025	29,906	29,530	25,528	2.69
SPay, Inc.	^*	(2)(3)(14)	Hotel, Gaming & Leisure	L + 2.30%, 6.95% PIK	10.25%	6/15/2018	6/17/2024	23,005	22,809	20,218	2.13
Speedstar Holding, LLC	^*	(2)(3)(14)	Automotive	L + 7.00%	8.00%	1/22/2021	1/22/2027	27,225	26,686	27,535	2.90
Superior Health Linens, LLC	^*	(2)(3)(14)	Business Services	L + 6.50%	7.50%	9/30/2016	3/31/2022	16,211	16,205	16,211	1.71
TCFI Aevex LLC	^*	(2)(3)(14)	Aerospace & Defense	L + 6.00%	7.00%	3/18/2020	3/18/2026	11,168	10,979	9,276	0.98
The Leaders Romans Bidco Limited (United Kingdom) Term Loan B	^	(2)(3)(7)	Banking, Finance, Insurance & Real Estate	SONIA + 6.25%, 2.50% PIK	9.50%	7/23/2019	6/30/2024	£21,299	26,328	28,830	3.04
The Leaders Romans Bidco Limited (United Kingdom) Term Loan C	^	(2)(3)(7)(14)	Banking, Finance, Insurance & Real Estate	SONIA + 6.25%, 2.50% PIK	9.50%	7/23/2019	6/30/2024	£6,164	7,855	9,847	1.04
Trafigura Trading LLC	^	(2)(3)(13)(14)	Metals & Mining	L + 8.40%	8.75%	7/26/2021	7/18/2022	2,236	2,237	2,086	0.22

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2021
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value(5)	% of Net Assets
Turbo Buyer, Inc.	^*	(2)(3)(14)	Automotive	L + 6.00%	7.00%	12/2/2019	12/2/2025	$20,377	$20,002	$19,945	2.10%
Unifrutti Financing PLC (Cyprus)	^	(7)	Beverage, Food & Tobacco	7.50%, 1.00% PIK	8.50%	9/15/2019	9/15/2026	€4,621	4,917	5,353	0.56
Unifrutti Financing PLC (Cyprus)	^	(7)	Beverage, Food & Tobacco	11.00% PIK	11.00%	10/22/2020	9/15/2026	€756	858	887	0.09
US INFRA SVCS Buyer, LLC	^*	(2)(3)(14)	Environmental Industries	L + 6.50%	7.50%	4/13/2020	4/13/2026	9,137	8,677	8,387	0.88
USALCO, LLC	*	(2)(3)	Chemicals, Plastics & Rubber	L + 6.00%	7.00%	10/19/2021	10/19/2027	1,000	981	981	0.10
USLS Acquisition, Inc.	^	(2)(3)(14)	Business Services	L + 5.50%	6.50%	11/30/2018	11/30/2024	15,279	15,101	15,098	1.59
Westfall Technik, Inc.	^*	(2)(3)	Chemicals, Plastics & Rubber	L + 5.75%	6.75%	9/13/2018	9/13/2024	21,477	21,313	21,277	2.24
Westfall Technik, Inc.	^	(2)(3)	Chemicals, Plastics & Rubber	L + 6.25%	7.25%	7/1/2021	9/13/2024	4,958	4,865	4,929	0.52
Wineshipping.com LLC	^*	(2)(3)(14)	Beverage, Food & Tobacco	L + 5.75%	6.75%	10/29/2021	10/29/2027	14,459	14,111	14,111	1.49
Yellowstone Buyer Acquisition, LLC	^	(2)(3)	Consumer Goods: Durable	L + 5.75%	6.75%	9/13/2021	9/13/2027	449	440	440	0.05
YLG Holdings, Inc.	^	(2)(3)	Consumer Services	L + 5.25%	6.25%	9/30/2020	11/1/2025	1,980	1,930	1,980	0.21
First Lien Debt Total									$1,219,219	$1,188,862	125.30%

Second Lien Debt (17.9% of fair value)
11852604 Canada Inc. (Canada)	^	(2)(3)(7)	Healthcare & Pharmaceuticals	L+9.50% (100% PIK)	10.50%	9/30/2021	9/30/2028	$6,590	$6,432	$6,425	0.68%
AI Convoy S.A.R.L (United Kingdom)	^	(2)(3)(7)	Aerospace & Defense	L + 8.25%	9.25%	1/17/2020	1/17/2028	24,814	24,359	25,744	2.71
Aimbridge Acquisition Co., Inc.	^	(2)(3)	Hotel, Gaming & Leisure	L + 7.50%	7.60%	2/1/2019	2/1/2027	9,241	9,123	8,606	0.92
AP Plastics Acquisition Holdings, LLC	^	(2)(3)	Chemicals, Plastics & Rubber	L + 7.50%	8.25%	8/10/2021	8/10/2029	33,680	32,786	33,868	3.57
AQA Acquisition Holdings, Inc.	^*	(2)(3)	High Tech Industries	L + 7.50%	8.00%	3/3/2021	3/3/2029	35,000	34,190	35,027	3.69
Blackbird Purchaser, Inc.	^	(2)(3)(14)	Capital Equipment	L + 7.50%	8.25%	12/14/2021	4/8/2027	13,790	13,423	13,423	1.41
Brave Parent Holdings, Inc.	^*	(2)(3)	Software	L + 7.50%	7.60%	10/3/2018	4/19/2026	18,197	17,916	18,197	1.92
Drilling Info Holdings, Inc.	^	(2)(3)	Energy: Oil & Gas	L + 8.25%	8.35%	2/11/2020	7/30/2026	18,600	18,212	18,786	1.98
Jazz Acquisition, Inc.	^*	(2)(3)	Aerospace & Defense	L + 8.00%	8.10%	6/13/2019	6/18/2027	23,450	23,188	20,828	2.20
Outcomes Group Holdings, Inc.	^*	(2)(3)	Business Services	L + 7.50%	7.85%	10/23/2018	10/26/2026	1,731	1,728	1,731	0.18
PAI Holdco, Inc.	^	(2)(3)	Automotive	L + 5.50%, 2.00% PIK	8.50%	10/28/2020	10/28/2028	13,806	13,446	13,806	1.46
Peraton Corp.	^*	(2)(3)	Aerospace & Defense	L + 7.75%	8.50%	2/24/2021	2/1/2029	12,300	12,126	12,345	1.30
Quartz Holding Company	^	(2)(3)	Software	L + 8.00%	8.10%	4/2/2019	4/2/2027	7,048	6,945	7,048	0.74
Stonegate Pub Company Bidco Limited (United Kingdom)	^	(2)(3)(7)	Beverage, Food & Tobacco	SONIA + 8.50%	8.60%	3/12/2020	3/12/2028	£20,000	24,787	22,263	2.35
Tank Holding Corp.	^*	(2)(3)	Capital Equipment	L + 8.25%	8.35%	3/26/2019	3/26/2027	35,965	35,600	36,325	3.83
TruGreen Limited Partnership	^	(2)(3)	Consumer Services	L + 8.50%	9.25%	11/16/2020	11/2/2028	13,000	12,769	13,260	1.40

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2021
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value(5)	% of Net Assets
Watchfire Enterprises, Inc.	^	(2)(3)	Media: Advertising, Printing & Publishing	L + 8.25%	9.25%	10/2/2013	10/2/2024	7,000	7,000	7,000	0.74
World 50, Inc.	^	(9)	Business Services	11.50%	11.50%	1/10/2020	1/9/2027	$18,552	$18,215	$18,405	1.94%
WP CPP Holdings, LLC	^	(2)(3)	Aerospace & Defense	L + 7.75%	8.75%	7/18/2019	4/30/2026	29,500	29,293	28,689	3.02
Second Lien Debt Total									$341,538	$341,776	36.02%

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (4.0% of fair value)
ANLG Holdings, LLC	^	(6)	Capital Equipment	6/22/2018	592	$592	$821	0.09%
Appriss Health, LLC	^	(6)	Healthcare & Pharmaceuticals	5/6/2021	5	4,457	4,662	0.49
Atlas Ontario LP (Canada)	^	(6)(7)	Business Services	4/7/2021	5,114	5,114	5,114	0.54
Avenu Holdings, LLC	^	(6)	Sovereign & Public Finance	9/28/2018	172	172	491	0.05
Blackbird Holdco, Inc.	^	(6)	Capital Equipment	12/14/2021	10	9,461	9,461	1.00
Buckeye Parent, LLC	^	(6)	Automotive	12/22/2021	885	885	885	0.09
Chartis Holding, LLC	^	(6)	Business Services	5/1/2019	433	430	691	0.07
CIP Revolution Holdings, LLC	^	(6)	Media: Advertising, Printing & Publishing	8/19/2016	318	318	205	0.02
Cority Software Inc. (Canada)	^	(6)	Software	7/2/2019	250	250	454	0.05
Derm Growth Partners III, LLC	^	(6)	Healthcare & Pharmaceuticals	5/31/2016	1,000	1,000	—	—
Diligent Corporation	^	(6)	Telecommunications	4/5/2021	11	10,269	10,256	1.08
ECP Parent, LLC	^	(6)	Healthcare & Pharmaceuticals	3/29/2018	268	—	290	0.03
GB Vino Parent, L.P.	^	(6)	Beverage, Food & Tobacco	10/29/2021	4	351	351	0.04
Integrity Marketing Group, LLC	^	(6)	Banking, Finance, Insurance & Real Estate	12/21/2021	15,039	14,739	14,738	1.55
K2 Insurance Services, LLC	^	(6)	Banking, Finance, Insurance & Real Estate	7/3/2019	433	306	652	0.07
Legacy.com, Inc.	^	(6)	High Tech Industries	3/20/2017	1,500	1,500	1,178	0.12
Mailgun Technologies, Inc.	^	(6)	High Tech Industries	3/26/2019	104	—	1,328	0.14
North Haven Goldfinch Topco, LLC	^	(6)	Containers, Packaging & Glass	6/18/2018	2,315	2,315	2,412	0.25
Pascal Ultimate Holdings, L.P	^	(6)	Capital Equipment	7/21/2021	36	364	364	0.04
Tailwind HMT Holdings Corp.	^	(6)	Energy: Oil & Gas	11/17/2017	22	1,558	1,719	0.18
Tank Holding Corp.	^	(6)	Capital Equipment	3/26/2019	850	482	1,261	0.13
Titan DI Preferred Holdings, Inc.	^	(6)	Energy: Oil & Gas	2/11/2020	12,843	12,587	12,971	1.37
Turbo Buyer, Inc.	^	(6)	Automotive	12/2/2019	1,925	933	2,773	0.29
Unifrutti Financing PLC (Cyprus)	^	(6)	Beverage, Food & Tobacco	10/22/2020	—	481	648	0.07
Unifrutti Financing PLC (Cyprus)	^	(6)	Beverage, Food & Tobacco	10/22/2020	1	133	209	0.02

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2021
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
USLS Acquisition, Inc.	^	(6)	Business Services	11/30/2018	641	641	940	0.10
W50 Parent LLC	^	(6)	Business Services	1/10/2020	500	$190	$763	0.08%
Zenith American Holding, Inc.	^	(6)	Business Services	12/13/2017	1,564	782	1,456	0.15
Equity Investments Total						$70,310	$77,093	8.13%
Total investments—non-controlled/non-affiliated						$1,631,067	$1,607,731	169.45%

Investments—non-controlled/affiliated		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (1.6% of fair value)
Direct Travel, Inc.	^*	(2)(3)(8)(12)	Hotel, Gaming & Leisure	L + 1.00%, 7.50% PIK	9.50%	10/14/2016	10/1/2023	$36,711	$35,859	$27,555	2.9%
Direct Travel, Inc.	^	(2)(3)(12)(14)	Hotel, Gaming & Leisure	L + 6.00%	7.00%	10/1/2020	10/1/2023	2,731	2,603	2,731	0.29
First Lien Debt Total									$38,462	$30,286	3.19%

Investments—non-controlled/affiliated		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (0.0% of fair value)
Direct Travel, Inc.	^	(6)(12)	Hotel, Gaming & Leisure	10/1/2020	43	$—	$—	—%
Equity Investments Total					43	$—	$—	—%
Total investments—non-controlled/affiliated						$38,462	$30,286	3.19%

Investments—controlled/affiliated		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (0.7% of fair value)
SolAero Technologies Corp. (A1 Term Loan)	^	(2)(3)(8)(10)	Telecommunications	L + 8.00% (100% PIK)	9.00%	4/12/2019	10/12/2022	$3,166	$3,166	$2,850	0.30%
SolAero Technologies Corp. (A2 Term Loan)	^	(2)(3)(8)(10)	Telecommunications	L + 8.00% (100% PIK)	9.00%	4/12/2019	10/12/2022	8,707	8,707	7,835	0.83
SolAero Technologies Corp. (Priority Facilities)	^	(2)(3)(10)(14)	Telecommunications	L + 6.00%	7.00%	4/12/2019	10/12/2022	2,251	2,240	2,251	0.24
First Lien Debt Total									$14,113	$12,936	1.36%

First Lien Debt Total	0	0	0	#DIV/0!

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2021
(dollar amounts in thousands)

Investments—controlled/affiliated		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (0.0% of fair value)
SolAero Technologies Corp.	^	(6)(10)	Telecommunications	4/12/2019	3	$2,815	$—	—%
Equity Investments Total						$2,815	$—	—%

Investments—controlled/affiliated		Footnotes	Industry	Reference Rate & Spread(2)	Interest Rate(2)	Acquisition Date	Maturity Date	Par Amount/ LLC Interest	Cost	Fair Value(7)	% of Net Assets
Investment Funds (13.7% of fair value)
Middle Market Credit Fund II, LLC, Member's Interest	^	(7)(10)	Investment Funds	N/A	—%	11/3/2020	12/31/2030	$78,122	$78,096	$77,958	8.22%
Middle Market Credit Fund, LLC, Subordinated Loan and Member's Interest	^	(7)(10)	Investment Funds	N/A	—%	2/29/2016	12/31/2024	193,000	193,000	184,141	19.41
Middle Market Credit Fund, Mezzanine Loan	^	(2)(7)(9)(10)	Investment Funds	L + 9.00%	9.210%	6/30/2016	5/21/2022	—	—	—	—
Investment Funds Total									$271,096	$262,099	27.62%
Total investments—controlled/affiliated									$288,024	$275,035	29.00%
Total investments									$1,957,553	$1,913,052	201.63%
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
** Par amount is denominated in USD ("$") unless otherwise noted, as denominated in Euro (“€”) or British Pound (“£”)
(1)Unless otherwise indicated, issuers of debt and equity investments held by the Company are domiciled in the United States. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of December 31, 2021, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2021, the Company is not an “affiliated person” of any of these portfolio companies. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2021. As of December 31, 2021, the reference rates for our variable rate loans were the 30-day LIBOR at 0.10%, the 90-day LIBOR at 0.22% and the 180-day LIBOR at 0.33%.
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
(6)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act, unless otherwise noted. As of December 31, 2021, the aggregate fair value of these securities is $77,093, or 8.13% of the Company’s net assets.
(7)The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(8)Loan was on non-accrual status as of December 31, 2021.
(9)Represents a corporate mezzanine loan, which is subordinated to senior secured term loans of the portfolio company/investment fund.

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2021
(dollar amounts in thousands)
(10)Under the Investment Company Act, the Company is deemed to be an “affiliated person” of and “control” this investment fund because the Company owns more than 25% of the investment fund’s outstanding voting securities and/or has the power to exercise control over management or policies of such investment fund. See Notes 5, Middle Market Credit Fund, LLC and 6. Middle Market Credit Fund II, LLC, for more details. Transactions related to investments in controlled affiliates for the year ended December 31, 2021, were as follows:

Investments—controlled/affiliated	Fair Value as of December 31, 2020	Additions/Purchases	Reductions/Sales/ Paydowns	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of December 31, 2021	Dividend and Interest Income
Middle Market Credit Fund, LLC, Mezzanine Loan	$—	$—	$—	$—	$—	$—	$—
Middle Market Credit Fund, LLC, Subordinated Loan and Member’s Interest	205,891	—	(23,000)	—	1,250	184,141	20,000
Middle Market Credit Fund II, LLC, Member’s Interest	77,395	—	—	—	563	77,958	10,063
Total investments—controlled/affiliated	$283,286	$—	$(23,000)	$—	$1,813	$262,099	$30,063

Investments—controlled/affiliated	Fair Value as of December 31, 2020	Additions/Purchases	Reductions/Sales/ Paydowns	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of December 31, 2021	Dividend and Interest Income
SolAero Technologies Corp. (Priority Term Loan)	2,460	—	(189)	—	(20)	2,251	185
SolAero Technologies Corp. (A1 Term Loan)	1,214	—	—	—	1,636	2,850	—
SolAero Technologies Corp. (A2 Term Loan)	3,338	—	—	—	4,497	7,835	—
Solaero Technology Corp. (Equity)	—	—	—	—	—	—	—
Total investments—controlled/affiliated	$7,012	$—	$(189)	$—	$6,113	$12,936	$185
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
(12)Under the Investment Company Act, the Company is deemed an “affiliated person” of this portfolio because the Company owns 5% or more of the portfolio company’s outstanding voting securities. Transactions related the portfolio company during the year ended December 31, 2021 were as follows:

Investments—non-controlled/affiliated	Fair Value as of December 31, 2020	Additions/Purchases	Reductions/Sales/ Paydowns	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of December 31, 2021	Dividend and Interest Income
Direct Travel, Inc.	$24,949	$—	$(484)	$3	$3,087	$27,555	$—
Direct Travel, Inc.	1,231	1,372	—	—	128	2,731	173
Direct Travel, Inc. (Equity)	—	—	—	—	—	—	—
Total investments—non-controlled/affiliated	$26,180	$1,372	$(484)	$3	$3,215	$30,286	$173

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2021
(dollar amounts in thousands)
(13)The investment is secured by receivables purchased from the portfolio company, with an implied discount of 8.75%. The investment was made via a tranched participation arrangement between the purchaser of such receivables and the Company. The investment has a secondary priority behind the rights of such purchaser.
(14)As of December 31, 2021, the Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
First and Second Lien Debt—unfunded delayed draw and revolving term loans commitments
Advanced Web Technologies Holding Company	Delayed Draw	1.00%	$2,723	$27
Advanced Web Technologies Holding Company	Delayed Draw	1.00%	$1,051	$11
Advanced Web Technologies Holding Company	Revolver	0.50	906	9
Airnov, Inc.	Revolver	0.50	875	—
American Physician Partners, LLC	Revolver	0.50	550	—
Analogic Corporation	Revolver	0.50	72	(1)
Applied Technical Services, LLC	Revolver	0.50	40	—
Appriss Health, LLC	Revolver	0.50	2,963	3
Apptio, Inc.	Revolver	0.50	1,420	—
Ascend Buyer, LLC	Revolver	0.50	1,070	(17)
Associations, Inc.	Revolver	0.50	723	2
Blackbird Purchaser, Inc.	Delayed Draw	1.00	4,597	(92)
BMS Holdings III Corp.	Delayed Draw	1.00	9,688	(149)
Bubbles Bidco S.P.A. (Italy)	Delayed Draw	2.80	€873	(30)
Bubbles Bidco S.P.A. (Italy)	Delayed Draw	—	€537	(9)
Captive Resources Midco, LLC	Revolver	0.50	2,143	(12)
Chartis Holding, LLC	Revolver	0.50	217	—
Chemical Computing Group ULC (Canada)	Revolver	0.50	29	—
Chudy Group, LLC	Delayed Draw	1.00	138	2
Chudy Group, LLC	Revolver	0.50	34	1
Comar Holding Company, LLC	Revolver	0.50	2,935	(59)
Cority Software Inc. (Canada)	Revolver	0.50	3,000	(1)
DCA Investment Holding, LLC	Delayed Draw	1.00	1,495	(8)
DermaRite Industries, LLC	Revolver	0.50	579	(103)
Diligent Corporation	Delayed Draw	1.00	110	2
Diligent Corporation	Revolver	0.50	47	1
Direct Travel, Inc.	Delayed Draw	0.50	1,657	—
Dwyer Instruments, Inc	Delayed Draw	1.00	1,003	(3)
Dwyer Instruments, Inc	Revolver	0.50	411	(1)
Ellkay, LLC	Revolver	0.50	1,786	(36)
EPS Nass Parent, Inc.	Delayed Draw	1.00	85	(1)
EPS Nass Parent, Inc.	Revolver	0.50	25	—
EvolveIP, LLC	Revolver	0.50	798	(4)

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2021
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
Greenhouse Software, Inc.	Revolver	0.50	1,471	(29)
Harbour Benefit Holdings, Inc.	Revolver	0.50	2,120	(21)
Heartland Home Services, Inc	Delayed Draw	1.00	6,902	27
Heartland Home Services, Inc	Revolver	0.50	598	2
Hercules Borrower LLC	Revolver	0.50	2,160	43
Hoosier Intermediate, LLC	Revolver	0.50%	$2,400	$(48)
Individual FoodService Holdings, LLC	Delayed Draw	1.00	48	—
Individual Foodservice Holdings, LLC	Delayed Draw	1.00	890	3
Individual FoodService Holdings, LLC	Delayed Draw	1.00	188	—
Individual FoodService Holdings, LLC	Revolver	0.50	706	—
Integrity Marketing Acquisition, LLC	Delayed Draw	—	5,000	(51)
Jeg's Automotive, LLC	Delayed Draw	1.00	6,667	(133)
Jeg's Automotive, LLC	Revolver	0.50	3,333	(67)
K2 Insurance Services, LLC	Revolver	0.50	1,120	(2)
Kaseya, Inc.	Delayed Draw	1.00	585	(3)
Kaseya, Inc.	Revolver	0.50	1,543	(9)
Lifelong Learner Holdings, LLC	Revolver	0.50	2	—
Liqui-Box Holdings, Inc.	Revolver	0.50	1,140	(113)
LVF Holdings, Inc.	Delayed Draw	1.00	4,670	(116)
LVF Holdings, Inc.	Revolver	0.50	1,459	(36)
Material Holdings, LLC	Delayed Draw	—	1,916	(21)
Material Holdings, LLC	Revolver	1.00	806	(9)
Maverick Acquisition, Inc.	Delayed Draw	1.00	4,679	(101)
Maverick Acquisition, Inc.	Delayed Draw	1.00	1,290	(28)
Medical Manufacturing Technologies, LLC	Delayed Draw	1.00	8,264	(165)
Medical Manufacturing Technologies, LLC	Revolver	0.50	1,859	(37)
MMIT Holdings, LLC	Revolver	0.50	857	(17)
National Technical Systems, Inc.	Revolver	0.50	835	—
NMI AcquisitionCo, Inc.	Revolver	0.50	1,280	(16)
PF Atlantic HoldCo 2, LLC	Delayed Draw	0.75	9,517	(190)
PF Atlantic HoldCo 2, LLC	Revolver	0.50	2,759	(55)
Prophix Software Inc. (Canada)	Revolver	0.50	1,993	20
Quantic Electronics, LLC	Revolver	0.50	557	(7)
Quantic Electronics, LLC	Delayed Draw	1.00	3,164	(41)
Quantic Electronics, LLC	Revolver	0.50	824	(11)
RSC Acquisition, Inc.	Delayed Draw	0.50	2,435	9
RSC Acquisition, Inc.	Revolver	0.50	215	1

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2021
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
Sapphire Convention, Inc.	Revolver	0.50	2,561	(345)
SolAero Technologies Corp. (Priority Facilities)	Revolver	0.50	984	—
SolAero Technologies Corp. (Priority Facilities)	Revolver	0.50	1,084	—
Speedstar Holding, LLC	Delayed Draw	1.00	3,775	38
Superior Health Linens, LLC	Revolver	0.50	417	—
TCFI Aevex LLC	Delayed Draw	1.00%	$1,835	$(263)
TCFI Aevex LLC	Delayed Draw	1.00	214	(31)
The Leaders Romans Bidco Limited (United Kingdom)	Delayed Draw	1.60	£1,902	399
Trafigura Trading LLC	Revolver	0.50	7,762	(133)
Turbo Buyer, Inc.	Revolver	0.50	1,217	(24)
US INFRA SVCS Buyer, LLC	Delayed Draw	1.00	22,234	(527)
US INFRA SVCS Buyer, LLC	Revolver	0.50	263	(6)
USLS Acquisition, Inc.	Revolver	0.50	1,135	(12)
Wineshipping.com LLC	Delayed Draw	1.00	1,986	(39)
Wineshipping.com LLC	Revolver	0.50	1,430	(28)
Total unfunded commitments			$180,498	$(2,660)

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2021
(dollar amounts in thousands)
As of December 31, 2021, investments at fair value consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$1,271,794	$1,232,084	64.4%
Second Lien Debt	341,538	341,776	17.9
Equity Investments	73,125	77,093	4.0
Investment Funds	271,096	262,099	13.7
Total	$1,957,553	$1,913,052	100.0%
The rate type of debt investments at fair value as of December 31, 2021 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value of First and Second Lien Debt
Floating Rate	$1,589,342	$1,549,215	98.4%
Fixed Rate	23,990	24,645	1.6
Total	$1,613,332	$1,573,860	100.0%

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2021
(dollar amounts in thousands)
The industry composition of investments at fair value as of December 31, 2021 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$169,068	$166,071	8.7%
Automotive	91,155	94,144	4.9
Banking, Finance, Insurance & Real Estate	91,999	97,377	5.1
Beverage, Food & Tobacco	85,994	83,878	4.4
Business Services	102,065	102,308	5.4
Capital Equipment	64,717	66,515	3.5
Chemicals, Plastics & Rubber	59,945	61,055	3.2
Construction & Building	11,277	11,450	0.6
Consumer Goods: Durable	440	440	—
Consumer Goods: Non-Durable	5,303	5,158	0.3
Consumer Services	25,155	25,909	1.4
Containers, Packaging & Glass	52,154	52,113	2.7
Energy: Oil & Gas	41,991	42,900	2.2
Environmental Industries	69,194	69,185	3.6
Healthcare & Pharmaceuticals	250,294	229,555	12.0
High Tech Industries	149,185	151,430	7.9
Hotel, Gaming & Leisure	126,237	113,201	5.9
Investment Funds	271,096	262,099	13.7
Media: Advertising, Printing & Publishing	7,318	7,205	0.4
Media: Diversified & Production	19,700	19,666	1.0
Metals & Mining	2,237	2,086	0.1
Retail	44,644	44,992	2.4
Software	105,958	104,673	5.5
Sovereign & Public Finance	13,623	14,036	0.7
Telecommunications	87,977	76,585	4.0
Utilities: Electric	869	878	—
Wholesale	7,958	8,143	0.4
Total	$1,957,553	$1,913,052	100.0%

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2021
(dollar amounts in thousands)
The geographical composition of investments at fair value as of December 31, 2021 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Canada	$46,433	$47,543	2.5%
Cyprus	6,389	7,097	0.4
Italy	5,303	5,158	0.3
Luxembourg	41,647	38,403	2.0
United Kingdom	92,963	96,108	5.0
United States	1,764,818	1,718,743	89.8
Total	$1,957,553	$1,913,052	100.0%

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

TCG BDC, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2020
(dollar amounts in thousands)
The geographical composition of investments at fair value as of December 31, 2020 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Canada	$24,206	$24,658	1.4%
Cyprus	6,112	6,793	40.0
Luxembourg	32,093	29,970	1.6
United Kingdom	88,885	90,112	4.9
United States	1,771,670	1,674,216	91.7
Total	$1,922,966	$1,825,749	100.0%

The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2021
(dollar amounts in thousands, except per share data)

1. ORGANIZATION
TCG BDC, Inc. (together with its consolidated subsidiaries, “we,” “us,” “our,” “TCG BDC” or the “Company”) is a Maryland corporation formed on February 8, 2012, and structured as an externally managed, non-diversified closed-end investment company. The Company is managed by its investment adviser, Carlyle Global Credit Investment Management L.L.C. (“CGCIM” or “Investment Adviser”), a wholly owned subsidiary of The Carlyle Group Inc. (formerly, The Carlyle Group L.P). The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). In addition, the Company has elected to be treated, and intends to continue to comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (together with the rules and regulations promulgated thereunder, the “Code”).
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
The Company is externally managed by the Investment Adviser, an investment adviser registered under the Investment Advisers Act of 1940 (“Advisers Act”), as amended. Carlyle Global Credit Administration L.L.C. (“CGCA” or the “Administrator”) provides the administrative services necessary for the Company to operate. Both the Investment Adviser and the Administrator are wholly owned subsidiaries of Carlyle Investment Management L.L.C. (“CIM”), a subsidiary of The Carlyle Group Inc. “Carlyle” refers to The Carlyle Group Inc. and its affiliates and its consolidated subsidiaries (other than portfolio companies of its affiliated funds), a global alternative asset manager publicly traded on the Nasdaq Global Select Market under the symbol “CG”. Refer to the sec.gov website for further information on Carlyle.

TCG BDC SPV LLC (the “SPV”) is a Delaware limited liability company that was formed on January 3, 2013. Prior to the termination of its senior secured credit facility on December 11, 2020, the SPV invested in first and second lien senior secured loans. The SPV is a wholly owned subsidiary of the Company and is consolidated in these consolidated financial statements commencing from the date of its formation, January 3, 2013. Effective March 15, 2017, the SPV changed its name from “Carlyle GMS Finance SPV LLC” to “TCG BDC SPV LLC”.
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
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash consist of demand deposits and highly liquid investments (e.g., money market funds, U.S. treasury notes) with original maturities of three months or less. Cash equivalents are carried at amortized cost, which approximates fair value. The Company’s cash, cash equivalents and restricted cash are held with two large financial institutions and cash held in such financial institutions may, at times, exceed the Federal Deposit Insurance Corporation insured limit. As of December 31, 2021 and 2020, the Company had restricted cash balances of $70,081 and $16,184 respectively, which represent amounts that are collected by trustees who have been appointed as custodians of the assets securing certain of the Company's financing transactions, and held for payment of interest expense and principal on the outstanding borrowings, or reinvestment into new assets.
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
The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Consolidated Statements of Operations. As of December 31, 2021 and 2020, the fair value of the loans in the portfolio with PIK provisions was $243,220 and $240,861, respectively. For the years ended December 31, 2021, 2020 and 2019, the Company earned $9,346, $5,476, and $6,596 in PIK income included in interest income in the accompanying Consolidated Statements of Operations.
Dividend Income
Dividend income from each investment fund, Credit Fund and Credit Fund II, is recorded on the record date for the investment fund to the extent that such amounts are payable by the investment fund and are expected to be collected.

Other Income
Other income may include income such as consent, waiver, amendment, unused, underwriting, arranger and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive fees for guaranteeing the outstanding debt of a portfolio company. Such fees are amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in other assets in the accompanying Consolidated Statements of Assets and Liabilities. For the years ended December 31, 2021, 2020 and 2019, the Company earned $6,397, $10,974 and $7,329, respectively, in other income, primarily from amendment, underwriting, and prepayment fees.
Non-Accrual Income
Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid current and, in management’s judgment, are likely to remain current. Management may not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2021 and 2020, the fair value of the loans in the portfolio on non-accrual status was $76,551 and $58,136, respectively. The remaining first and second lien debt investments were performing and current on their interest payments as of December 31, 2021 and 2020.
The Facilities, Senior Notes, 2015-1R Notes – Related Costs, Expenses and Deferred Financing Costs
The Company entered into a senior secured revolving credit facility (as amended, the “Credit Facility”), and the SPV entered into a senior secured credit facility (as amended, the "SPV Credit Facility", and together with the Credit Facility, the “Facilities”), which was terminated on December 11, 2020. Interest expense and unused commitment fees on the Facilities are recorded on an accrual basis. Unused commitment fees are included in credit facility fees in the accompanying Consolidated Statements of Operations.
On December 30, 2019, the Company closed a private offering of $115.0 million in aggregate principal amount of 4.750% Senior Unsecured Notes due December 31, 2024 (the “2019 Notes”. On December 11, 2020, the Company issued $75.0 million in aggregate principal amount of 4.500% Senior Unsecured Notes due December 31, 2024 (the "2020 Notes, and together with the 2019 Notes, the “Senior Notes”). The Credit Facility, the 2015-1R Notes and the Senior Notes are recorded at carrying value, which approximates fair value.
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
The minimum distribution requirements applicable to RICs require the Company to distribute to its stockholders at least 90% of its investment company taxable income (“ICTI”), as defined by the Code, each year, although depending on the level of ICTI earned in a tax year, the Company may choose to carry forward ICTI in excess of the current year distribution into the next tax year. Any such carryover ICTI must be distributed before the end of that next tax year through a dividend declared prior to filing the final tax return related to the year which generated such ICTI.
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
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely than not” to be sustained by the applicable tax authority. The SPV and the 2015-1 Issuer are disregarded entities for tax purposes and are consolidated with the tax return of the Company. All penalties and interest associated with income taxes, if any, are included in income tax expense. For the years ended December 31, 2021, 2020 and 2019, the Company incurred $782, $573 and $404, respectively, in excise tax expense.

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

Prior to July 5, 2017, the Company had an “opt in” dividend reinvestment plan. Effective on July 5, 2017, the Company converted the “opt in” dividend reinvestment plan to an “opt out” dividend reinvestment plan that provides for reinvestment of dividends and other distributions on behalf of the common stockholders, other than those stockholders who have “opted out” of the plan. As a result of adopting the plan, if the Board of Directors authorizes, and the Company declares, a cash dividend or distribution, the common stockholders who have not elected to “opt out” of the dividend reinvestment plan will have their cash dividends or distributions automatically reinvested in additional shares of the Company’s common stock, rather than receiving cash. Each registered stockholder may elect to have such stockholder’s dividends and distributions distributed in cash rather than participate in the plan. For any registered stockholder that does not so elect, distributions on such stockholder’s shares will be reinvested by State Street Bank and Trust Company, the Company’s plan administrator, in additional shares. The number of shares to be issued to the stockholder will be determined based on the total dollar amount of the cash distribution payable, net of applicable withholding taxes. The Company intends to use primarily newly issued shares to implement the plan so long as the market value per share is equal to or greater than the net asset value per share on the relevant valuation date. If the market value per share is less than the net asset value per share on the relevant valuation date, the plan administrator would implement the plan through the purchase of common stock on behalf of participants in the open market, unless the Company instructs the plan administrator otherwise.
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
Earnings Per Common Share
The Company computes earnings per common share in accordance with ASC 260, Earnings Per Share (“ASC 260”). Basic earnings per common share is calculated by dividing the net increase (decrease) in net assets resulting from operations attributable to common stock by the weighted average number of shares of common stock outstanding. Diluted earnings per common share reflects the assumed conversion of all dilutive securities.
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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of December 31, 2021, 2020 and 2019.
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
Transfers between levels, if any, are recognized at the beginning of the year in which the transfers occur. For the years ended December 31, 2021 and 2020, there were no transfers between levels.

The following tables summarize the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of December 31, 2021 and 2020:

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$1,232,084	$1,232,084
Second Lien Debt	—	—	341,776	341,776
Equity Investments	—	—	77,093	77,093
Investment Fund
Mezzanine Loan	—	—	—	—
Subordinated Loan and Member's Interest	—	—	184,141	184,141
Subtotal	$—	$—	$1,835,094	$1,835,094
Investments measured at net asset value (1)				$77,958
Total				$1,913,052

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$1,224,063	$1,224,063
Second Lien Debt	—	—	284,523	284,523
Equity Investments	—	—	33,877	33,877
Investment Fund
Mezzanine Loan	—	—	—	—
Subordinated Loan and Member's Interest	—	—	205,891	205,891
Subtotal	$—	$—	$1,748,354	$1,748,354
Investments measured at net asset value (1)				$77,395
Total				$1,825,749

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

The changes in the Company’s investments at fair value for which the Company has used Level 3 inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level 3 investments still held are as follows:

	Financial Assets
	For the year ended December 31, 2021
	First Lien Debt	Second Lien Debt	Equity Investments	Investment Fund - Mezzanine Loan	Investment Fund - Subordinated Loan and Member's Interest	Total
Balance, beginning of year	$1,224,063	$284,523	$33,877	$—	$205,891	$1,748,354
Purchases	669,737	134,170	47,513	—	—	851,420
Sales	(322,486)	(22,123)	(23,338)	—	—	(367,947)
Paydowns	(383,954)	(69,770)	(585)	—	(23,000)	(477,309)
Accretion of discount	7,928	1,424	31	—	—	9,383
Net realized gains (losses)	2,413	(125)	16,750	—	—	19,038
Net change in unrealized appreciation (depreciation)	34,383	13,677	2,845	—	1,250	52,155
Balance, end of year	$1,232,084	$341,776	$77,093	$—	$184,141	$1,835,094
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held at the reporting date included in net change in unrealized appreciation (depreciation) on investments on the Consolidated Statements of Operations	$28,184	$13,657	$4,539	$—	$1,250	$47,630

	Financial Assets
	For the year ended December 31, 2020
	First Lien Debt	Second Lien Debt	Equity Investments	Investment Fund - Mezzanine Loan	Investment Fund - Subordinated Loan	Total
Balance, beginning of year	$1,663,138	$234,532	$21,698	93,000	111,596	$2,123,964
Purchases	340,007	119,638	12,003	63,500	92,500	627,648
Sales	(465,111)	(29,776)	(54)	(156,500)	—	(651,441)
Paydowns	(253,748)	(26,750)	(2,003)	—	—	(282,501)
Accretion of discount	7,100	1,072	14	—	—	8,186
Net realized gains (losses)	(58,766)	(228)	522	—	—	(58,472)
Net change in unrealized appreciation (depreciation)	(8,557)	(13,965)	1,697	—	1,795	(19,030)
Balance, end of year	$1,224,063	$284,523	$33,877	$—	$205,891	$1,748,354
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held at the reporting date included in net change in unrealized appreciation (depreciation) on investments on the Consolidated Statements of Operations	$(52,388)	$(13,666)	$1,697	$—	$1,795	$(62,562)

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
Investments in Credit Fund’s mezzanine loan are valued using collateral analysis with expected recovery rate of principal and interest. Investments in Credit Fund’s subordinated loan and member’s interest are valued using discounted cash flow analysis with expected discount rate, default rate and recovery rate of principal and interest.
The following tables summarize the quantitative information related to the significant unobservable inputs for Level 3 instruments which are carried at fair value as of December 31, 2021 and 2020:

	Fair Value as	Valuation Techniques	Significant Unobservable Inputs	Range		Weighted Average
	of December 31, 2021			Low	High
Investments in First Lien Debt	$981,627	Discounted Cash Flow	Discount Rate	3.90%	14.21%	7.70%
	185,432	Consensus Pricing	Indicative Quotes	90.00	100.00	97.69
	65,025	Income Approach	Discount Rate	11.55%	13.18%	12.24%
		Market Approach	Comparable Multiple	6.68x	8.16x	7.53x
Total First Lien Debt	1,232,084
Investments in Second Lien Debt	299,664	Discounted Cash Flow	Discount Rate	7.11%	15.83%	9.46%
	42,112	Consensus Pricing	Indicative Quotes	97.25	98.00	97.49
Total Second Lien Debt	341,776
Investments in Equity	77,093	Income Approach	Discount Rate	7.22%	11.55%	8.38%
		Market Approach	Comparable Multiple	8.16x	16.43x	11.26x
Total Equity Investments	77,093
Investments in Credit Fund
Mezzanine Loan	—	Collateral Analysis	Recovery Rate	—%	—%	—%
Subordinated Loan and Member's Interest	184,141	Discounted Cash Flow	Discount Rate	8.50%	8.50%	8.50%
		Discounted Cash Flow	Default Rate	3.00%	3.00%	3.00%
		Discounted Cash Flow	Recovery Rate	65.00%	65.00%	65.00%
Total Investments in Credit Fund	184,141
Total Level 3 Investments	$1,835,094

	Fair Value as	Valuation Techniques	Significant Unobservable Inputs	Range		Weighted Average
	of December 31, 2020			Low	High
Investments in First Lien Debt	$879,159	Discounted Cash Flow	Discount Rate	3.96%	16.60%	8.80%
	287,191	Consensus Pricing	Indicative Quotes	89.11	100.00	97.70
	57,713	Income Approach	Discount Rate	12.80%	14.70%	13.50%
		Market Approach	Comparable Multiple	3.17x	6.99x	6.43x
Total First Lien Debt	1,224,063
Investments in Second Lien Debt	238,785	Discounted Cash Flow	Discount Rate	7.14%	15.27%	9.67%
	45,738	Consensus Pricing	Indicative Quotes	82.88	100.00	87.75
Total Second Lien Debt	284,523
Investments in Equities	33,877	Income Approach	Discount Rate	7.22%	12.80%	8.84%
		Market Approach	Comparable Multiple	6.99x	16.43x	10.50x
Total Equity Investments	33,877
Investments in Investment Fund
Mezzanine Loan	—	Collateral Analysis	Recovery Rate	100.00%	100.00%	100.00%
Subordinated Loan	205,891.3	Discounted Cash Flow	Discount Rate	8.50%	8.50%	8.50%
		Discounted Cash Flow	Default Rate	3.00%	3.00%	3.00%
		Discounted Cash Flow	Recovery Rate	65.00%	65.00%	65.00%
Total Investment Fund	205,891
Total Level 3 Investments	$1,748,354
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
The significant unobservable input used in the fair value measurement of the Company’s investments in the mezzanine loan of Credit Fund are recovery rates of principal and interest. Significant decreases in recovery rates would result in a significantly lower fair value measurement.
The significant unobservable inputs used in the fair value measurement of the Company’s investments in the subordinated loan and member’s interest of Credit Fund are discount rates, default rates and recovery rates. Significant increases in the discount rates or default rates in isolation would result in a significantly lower fair value measurement. A significant decreases in recovery rates in isolation would result in a significantly lower fair value measurement.
Financial instruments disclosed but not carried at fair value
The following table presents the carrying value and fair value of the Company’s secured borrowings and senior unsecured notes disclosed but not carried at fair value as of December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured borrowings	$407,655	$407,655	$347,949	$347,949
2019 Notes	115,000	117,300	115,000	116,250
2020 Notes	75,000	75,530	75,000	75,000
Total	$597,655	$600,485	$537,949	$539,199
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
The following table represents the carrying values (before debt issuance costs) and fair values of the Company’s 2015-1R Notes disclosed but not carried at fair value as of December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
2015-1R Notes	Carrying Value	Fair Value	Carrying Value	Fair Value
Aaa/AAA Class A-1-1-R Notes	$234,800	$234,941	$234,800	$230,996
Aaa/AAA Class A-1-2-R Notes	50,000	50,075	50,000	49,645
Aaa/AAA Class A-1-3-R Notes	25,000	24,680	25,000	25,017
AA Class A-2-R Notes	66,000	66,003	66,000	64,895
A Class B Notes	46,400	46,430	46,400	45,291
BBB- Class C Notes	27,000	26,714	27,000	24,592
Total	$449,200	$448,843	$449,200	$440,436
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
The base management fee has been calculated and payable quarterly in arrears at an annual rate of 1.50% of the average value of the gross assets at the end of the two most recently completed fiscal quarters; provided, however, effective July 1, 2018, the base management fee is calculated at an annual rate of 1.00% of the average value of the gross assets as of the end of the two most recently completed calendar quarters that exceeds the product of (A) 200% and (B) the average value of the Company’s net asset value at the end of the two most recently completed calendar quarters. The base management fee will be appropriately adjusted for any share issuances or repurchases during such fiscal quarter and the base management fees for any partial month or quarter will be pro-rated. The Company’s gross assets exclude any cash and cash equivalents and include assets acquired through the incurrence of debt from the use of leverage.For purposes of this calculation, cash and cash equivalents include any temporary investments in cash-equivalents, U.S. government securities and other high quality investment grade debt investments that mature in 12 months or less from the date of investment.

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
Below is a summary of the base management fees and incentive fees incurred during the years ended December 31, 2021, 2020 and 2019.

	For the years ended December 31,
	2021	2020	2019
Base management fees	$28,343	$28,648	$31,316
Incentive fees on pre-incentive fee net investment income	17,680	18,555	22,872
Realized capital gains incentive fees	—	—	—
Accrued capital gains incentive fees	—	—	—
Total capital gains incentive fees	—	—	—
Total incentive fees	17,680	18,555	22,872
Total base management fees and incentive fees	$46,023	$47,203	$54,188

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

As of December 31, 2021 and 2020, $11,819 and $11,549, respectively, was included in base management and incentive fees payable in the accompanying Consolidated Statements of Assets and Liabilities.

On April 3, 2013, the Investment Adviser entered into a personnel agreement with The Carlyle Group Employee Co., L.L.C. (“Carlyle Employee Co.”), an affiliate of the Investment Adviser, pursuant to which Carlyle Employee Co. provides the Investment Adviser with access to investment professionals.
Administration Agreement
On April 3, 2013, the Company’s Board of Directors approved the Administration Agreement. Pursuant to the Administration Agreement, the Administrator provides services and receives reimbursements equal to an amount that reimburses the Administrator for its costs and expenses and the Company’s allocable portion of overhead incurred by the Administrator in performing its obligations under the Administration Agreement, including the Company’s allocable portion of the compensation paid to or compensatory distributions received by the Company’s officers (including the Chief Financial Officer, Chief Compliance Officer and Treasurer) and respective staff who provide services to the Company, operations staff who provide services to the Company, and any internal audit staff, to the extent internal audit performs a role in the Company’s Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), internal control assessment. Reimbursement under the Administration Agreement occurs quarterly in arrears.
Unless terminated earlier, the Administration Agreement will renews automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (i) the vote of the Board of Directors or by a majority vote of the outstanding voting securities of the Company and (ii) the vote of a majority of the Company’s Independent Directors. On May 26, 2021, the Company’s Board of Directors, including a majority of the Independent Directors, approved the continuance of the Administration Agreement for a one year period. The Administration Agreement may not be assigned by a party without the consent of the other party and may be terminated by either party without penalty upon at least 60 days’ written notice to the other party.
For the years ended December 31, 2021, 2020 and 2019, the Company incurred $1,338, $679 and $539, respectively, in fees under the Administrative Agreement, which were included in administrative service fees in the accompanying Consolidated Statements of Operations. As of December 31, 2021 and 2020, $482 and $85, respectively, was unpaid and included in administrative service fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
Sub-Administration Agreements
On April 3, 2013, the Administrator entered into a sub-administration agreement with Carlyle Employee Co. (the “Carlyle Sub-Administration Agreement”). Pursuant to the Carlyle Sub-Administration Agreement, Carlyle Employee Co. provides the Administrator with access to personnel.
On April 3, 2013, the Administrator entered into a sub-administration agreement with State Street Bank and Trust Company (“State Street and, such agreement, the "State Street Sub-Administration Agreement” and, together with the Carlyle Sub-Administration Agreement, the “Sub-Administration Agreements”). Unless terminated earlier, the State Street Sub-Administration Agreement renew automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (i) the vote of the Board of Directors or by the vote of a majority of the outstanding voting securities of the Company and (ii) the vote of a majority of the Company’s Independent Directors. On May 26, 2021, the Company’s Board of Directors, including a majority of the Independent Directors, approved the continuance of the State Street Sub-Administration Agreement for a one year period. The State Street Sub-Administration Agreement may be terminated upon at least 60 days’ written notice and without penalty by the vote of a majority of the outstanding securities of the Company, or by the vote of the Board of Directors or by either party to the State Street Sub-Administration Agreement.
For the years ended December 31, 2021, 2020 and 2019, fees incurred in connection with the State Street Sub-Administration Agreement, which amounted to $684, $659 and $755, respectively, were included in other general and administrative in the accompanying Consolidated Statements of Operations. As of December 31, 2021 and 2020, $682 and

$334, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.
License Agreement
The Company has entered into a royalty free license agreement with CIM, which wholly owns our Adviser and is a wholly owned subsidiary of Carlyle, pursuant to which CIM has granted the Company a non-exclusive, revocable and non-transferable license to use the name and mark “Carlyle.”
Board of Directors
The Company’s Board of Directors currently consists of seven members, five of whom are Independent Directors. The Board of Directors has established an Audit Committee, a Pricing Committee, a Nominating and Governance Committee and a Compensation Committee, the members of each of which consist entirely of the Company’s Independent Directors. The Board of Directors may establish additional committees in the future. For the years ended December 31, 2021, 2020 and 2019, the Company incurred $561, $398 and $353, respectively, in fees and expenses associated with its Independent Directors' services on the Company's Board of Directors and the it’s committees. As of December 31, 2021 and 2020, $142 and $96, respectively, in fees or expenses associated with its Independent Directors were payable, and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.
Transactions with Investment Funds
During the years ended December 31, 2021, 2020 and 2019, the Company sold 8, 4 and 2 investments, respectively, to Credit Fund for proceeds of $118,204, $62,754 and $34,728, respectively, and realized gains of $1,075, $(2,289) and $208, respectively. See Note 5, Middle Market Credit Fund, LLC, to these consolidated financial statements.
During the year ended December 31, 2021, the Company sold 17 investments to Credit Fund II for proceeds of $84,554 and realized gains (losses) of $468. The Company did not sell any investments to Credit Fund II during the years ended December 31, 2020 and 2019. On November 3, 2020, pursuant to a contribution agreement by and between the Company and Credit Fund II, the Company contributed 45 senior secured debt investments with an aggregate principal balance of approximately $250 million to Credit Fund II in exchange for approximately 84.13% of Credit Fund II’s membership interests and gross cash proceeds of approximately $170 million. There were no subsequent transfers through December 31, 2020. See Note 6, Middle Market Credit Fund II, LLC, for further information about Credit Fund II.
Transactions with Carlyle
On May 5, 2020, the Company issued and sold 2,000,000 shares of the Preferred Stock to an affiliate of Carlyle in a private placement at a price of $25 per share. See Note 10, Net Assets, for further information about the Preferred Stock.
In December 2020, the Company paid an affiliate of Carlyle a fee for underwriting services rendered in connection with the issuance of the 2020 Notes in the amount of 0.75% of the aggregate principal amount of the 2020 Notes. See Note 8, Notes Payable, for further information about the 2020 Notes.
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

Together with Credit Partners, the Company co-invests through Credit Fund. Investment opportunities for Credit Fund are sourced primarily by the Company and its affiliates. Portfolio and investment decisions with respect to Credit Fund must be unanimously approved by a quorum of Credit Fund’s investment committee consisting of an equal number of representatives of the Company and Credit Partners. Therefore, although the Company owns more than 25% of the voting securities of Credit Fund, the Company does not believe that it has control over Credit Fund (other than for purposes of the Investment Company Act). Middle Market Credit Fund SPV, LLC (“Credit Fund Sub”), MMCF CLO 2017-1 LLC (the “2017-1 Issuer”), MMCF CLO 2019-2, LLC (the “2019-2 Issuer”) and MMCF Warehouse II, LLC (“Credit Fund Warehouse II”), each a Delaware limited liability company, were formed on April 5, 2016, October 6, 2017, November 26, 2018 and August 16, 2019, respectively. Credit Fund Sub, the 2019-2 Issuer, and Credit Fund Warehouse II are wholly owned subsidiaries of Credit Fund and are consolidated in Credit Fund’s consolidated financial statements commencing from the date of their respective formations. In December 2020, the 2017-1 Notes, as defined below, were redeemed in full and notes outstanding were repaid in full. In August 2021, the 2019-2 Notes, as defined below, were redeemed in full and notes outstanding were repaid in full. Credit Fund Sub and Credit Fund Warehouse II primarily invest in first lien loans of middle market companies. Credit Fund and its wholly owned subsidiaries follow the same Internal Risk Rating System as the Company. Refer to “Debt” below in this Note 5 for discussion regarding the credit facilities entered into and the notes issued by such wholly-owned subsidiaries.
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
Selected Financial Data
Since inception of Credit Fund and through December 31, 2021 and 2020, the Company and Credit Partners each made capital contributions of $1 and $1 in members’ equity, respectively, and $216,000 and $216,000 in subordinated loans, respectively, to Credit Fund. On May 25, 2021, the Company and Credit Partners received an aggregate return of capital on the subordinated loans of $46,000, of which the Company received $23,000. Below is certain summarized consolidated information for Credit Fund as of December 31, 2021 and 2020.

	As of December 31,
	2021	2020
ASSETS
Investments, at fair value (amortized cost of $940,092 and $1,080,538, respectively)	$926,959	$1,056,381
Cash and cash equivalents(1)	54,041	119,796
Other assets	7,698	7,553
Total assets	$988,698	$1,183,730
LIABILITIES AND MEMBERS’ EQUITY
Secured borrowings	$600,651	$514,261
Notes payable, net of unamortized debt issuance costs of $0 and $1,559, respectively)	—	253,933
Other liabilities	19,828	15,543
Subordinated loans and members’ equity (2)	368,219	399,993
Total liabilities and members’ equity	$988,698	$1,183,730
(1) As of December 31, 2021 and 2020, $10,816 and $83,574, respectively, of Credit Fund’s cash and cash equivalents was restricted.
(2) As of December 31, 2021 and 2020, the fair value of the Company's ownership interest in the subordinated loans and members' equity was $184,141 and $205,891, respectively.

	For the Years Ended December 31,
	2021	2020
Total investment income	$68,397	$83,476
Expenses
Interest and credit facility expenses	21,763	40,238
Other expenses	1,992	2,034
Total expenses	23,755	42,272
Net investment income (loss)	44,642	41,204
Net realized gain (loss) on investments	(1,440)	—
Net change in unrealized appreciation (depreciation) on investments	11,024	(12,839)
Net increase in members’ equity resulting from operations	$54,226	$28,365
Below is a summary of Credit Fund’s portfolio, followed by a listing of the loans in Credit Fund’s portfolio as of December 31, 2021 and 2020:

	As of December 31,
	2021	2020
Senior secured loans (1)	$942,930	$1,084,491
Weighted average yields of senior secured loans based on amortized cost (2)	6.04%	6.03%
Weighted average yields of senior secured loans based on fair value (2)	6.09%	6.15%
Number of portfolio companies in Credit Fund	45	54
Average amount per portfolio company (1)	$20,954	$20,083
Number of loans on non-accrual status	—	—
Fair value of loans on non-accrual status	$—	$—
Percentage of portfolio at floating interest rates (3) (4)	100.0%	97.7%
Percentage of portfolio at fixed interest rates (4)	—%	2.3%
Fair value of loans with PIK provisions	$—	$24,113
Percentage of portfolio with PIK provisions (4)	—%	2.3%
(1)At par/principal amount.
(2)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of December 31, 2021 and 2020. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.
(3)Floating rate debt investments are generally subject to interest rate floors.
(4)Percentages based on fair value.

Consolidated Schedule of Investments as of December 31, 2021
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
First Lien Debt (100.% of fair value)
ACR Group Borrower, LLC	^+	(2)(3)(6)	Aerospace & Defense	L + 4.25%	5.50%	3/31/2028	$34,477	$33,913	$34,477
Acrisure, LLC	+#	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 3.50%	3.78%	2/13/2027	25,376	25,353	25,203
Acrisure, LLC	+	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 4.25%	4.75%	2/13/2027	6,700	6,650	6,687
Analogic Corporation	^+	(2)(3)(6)	Capital Equipment	L + 5.25%	6.25%	6/22/2024	19,796	19,781	19,587
Anchor Packaging, Inc.	+#	(2)(3)	Containers, Packaging & Glass	L + 4.00%	4.10%	7/18/2026	24,472	24,385	24,215
API Technologies Corp.	+#	(2)(3)	Aerospace & Defense	L + 4.25%	4.35%	5/9/2026	14,625	14,575	14,251
Aptean, Inc.	+#	(2)(3)	Software	L + 4.25%	4.35%	4/23/2026	12,157	12,113	12,087
Avalign Technologies, Inc.	+#	(2)(3)	Healthcare & Pharmaceuticals	L + 4.50%	4.63%	12/22/2025	14,443	14,354	14,320
Avenu Holdings, LLC	+	(2)(3)	Sovereign & Public Finance	L + 5.25%	6.25%	9/28/2024	23,350	23,350	23,350
BMS Holdings III Corp.	+	(2)(3)	Construction & Building	L + 5.50%	6.50%	9/30/2026	11,244	11,143	11,071
Chartis Holding, LLC	+	(2)(3)(6)	Business Services	L + 5.50%	6.50%	5/1/2025	6,964	6,964	6,964
Chemical Computing Group ULC (Canada)	^+	(2)(3)(6)	Software	L + 4.50%	5.50%	8/30/2024	13,912	13,480	13,845
Chudy Group, LLC	^+	(2)(3)(6)	Healthcare & Pharmaceuticals	L + 5.75%	6.75%	6/30/2027	33,021	32,465	33,657
Diligent Corporation	^+	(2)(3)(6)	Telecommunications	L + 6.25%	7.25%	8/4/2025	9,049	8,816	9,228
Divisions Holding Corporation	+#	(2)(3)	Business Services	L + 4.75%	5.50%	5/27/2028	24,938	24,706	24,953
DTI Holdco, Inc.	+	(2)(3)	High Tech Industries	L + 4.75%	5.75%	9/30/2023	18,495	18,442	18,237
Eliassen Group, LLC	+	(2)(3)	Business Services	L + 4.50%	4.60%	11/5/2024	15,159	15,103	15,152
EPS Nass Parent, Inc.	^+	(2)(3)(6)	Utilities: Electric	L + 5.75%	6.75%	4/19/2028	32,846	32,169	32,507
EvolveIP, LLC	^+	(2)(3)(6)	Telecommunications	L + 5.50%	6.50%	6/7/2025	40,196	40,126	39,973
Exactech, Inc.	+#	(2)(3)	Healthcare & Pharmaceuticals	L + 3.75%	4.75%	2/14/2025	21,307	21,221	21,073
Excel Fitness Holdings, Inc.	+#	(2)(3)	Hotel, Gaming & Leisure	L + 5.25%	6.25%	10/7/2025	24,500	24,336	24,500
Frontline Technologies Holdings, LLC	+	(2)(3)	Software	L + 5.25%	6.25%	9/18/2023	14,736	14,269	14,736
GSM Acquisition Corp.	^+	(2)(3)(6)	Hotel, Gaming & Leisure	L + 5.00%	6.00%	11/16/2026	25,623	25,331	25,396
Heartland Home Services, Inc	+	(2)(3)(6)	Consumer Services	L + 6.00%	7.00%	12/15/2026	17,664	17,664	17,735
HMT Holding Inc.	^+	(2)(3)(6)	Energy: Oil & Gas	L + 5.75%	6.75%	11/17/2023	32,484	32,245	31,086
Integrity Marketing Acquisition, LLC	^+	(2)(3)(6)	Banking, Finance, Insurance & Real Estate	L + 5.50%	6.25%	8/27/2025	32,853	32,309	32,403
Jensen Hughes, Inc.	+	(2)(3)(6)	Utilities: Electric	L + 4.50%	5.50%	3/22/2024	34,392	34,347	33,395
K2 Insurance Services, LLC	+	(2)(3)(6)	Banking, Finance, Insurance & Real Estate	L + 5.00%	6.00%	7/1/2026	12,929	12,929	12,906
KAMC Holdings, Inc.	+#	(2)(3)	Energy: Electricity	L + 4.00%	4.18%	8/14/2026	13,685	13,638	11,450
KBP Investments, LLC	+	(2)(3)(6)	Beverage, Food & Tobacco	L + 5.00%	5.75%	5/25/2027	36,973	36,599	36,570
Odyssey Logistics & Technology Corp.	+#	(2)(3)	Transportation: Cargo	L + 4.00%	5.00%	10/12/2024	9,605	9,580	9,509
Output Services Group	^+	(2)(3)	Media: Advertising, Printing & Publishing	L + 4.50%	5.50%	3/27/2024	19,222	19,194	16,467
Premise Health Holding Corp.	+#	(2)(3)	Healthcare & Pharmaceuticals	L + 3.50%	3.72%	7/10/2025	13,445	13,409	13,419

Consolidated Schedule of Investments as of December 31, 2021
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
Q Holding Company	+#	(2)(3)	Automotive	L + 5.00%	6.00%	12/31/2023	$21,515	$21,421	$21,098
QW Holding Corporation	^+	(2)(3)(6)	Environmental Industries	L + 6.25%	7.25%	8/31/2024	14,116	13,887	13,645
Radiology Partners, Inc.	+#	(2)(3)	Healthcare & Pharmaceuticals	L + 4.25%	4.36%	7/9/2025	27,686	27,603	27,245
RevSpring Inc.	+#	(2)(3)	Media: Advertising, Printing & Publishing	L + 4.25%	4.47%	10/11/2025	29,149	29,001	29,067
Striper Buyer, LLC	+	(2)(3)	Containers, Packaging & Glass	L + 5.50%	6.25%	12/30/2026	14,850	14,720	14,850
Turbo Buyer, Inc.	+	(2)(3)(6)	Automotive	L + 6.00%	7.00%	12/2/2025	13,960	13,960	13,661
U.S. TelePacific Holdings Corp.	+	(2)(3)	Telecommunications	L + 5.50%	6.50%	5/2/2023	6,660	6,643	4,995
USALCO, LLC	+	(2)(3)	Chemicals, Plastics & Rubber	L + 6.00%	7.00%	10/19/2027	14,995	14,704	14,704
VRC Companies, LLC	^+	(2)(3)(6)	Business Services	L + 5.50%	6.25%	6/29/2027	26,520	26,103	26,162
Welocalize, Inc.	+	(2)(3)(6)	Business Services	L + 4.75%	5.75%	12/23/2024	34,201	33,868	33,444
WRE Holding Corp.	^+	(2)(3)(6)	Environmental Industries	SOFR + 5.50%	6.50%	1/3/2025	8,740	8,724	8,584
Yellowstone Buyer Acquisition, LLC	+	(2)(3)	Consumer Goods: Durable	L + 5.75%	6.75%	9/13/2027	39,900	39,135	39,095
First Lien Debt Total								$934,728	$926,959
Equity Investments (0.00% of fair value)
DBI Holding, LLC	^		Transportation: Cargo				2,961	$—	$—
DBI Holding, LLC	^		Transportation: Cargo				13,996	5,364	—
Equity Investments Total								$5,364	$—
Total Investments								$940,092	$926,959
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

(1)    Unless otherwise indicated, issuers of investments held by Credit Fund are domiciled in the United States. As of December 31, 2021, the geographical composition of investments as a percentage of fair value was 1.5% in Canada and 98.5% in the United States. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, Credit Fund has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2021. As of December 31, 2021, the reference rates for Credit Fund's variable rate loans were the 30-day LIBOR at 0.10%, the 90-day LIBOR at 0.22% and the 180-day LIBOR at 0.33%.
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

(6)As of December 31, 2021, Credit Fund and Credit Fund Sub had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

First Lien Debt – unfunded delayed draw and revolving term loans commitments	Type	Unused Fee	Par/ Principal Amount	Fair Value
ACR Group Borrower, LLC	Revolver	0.38%	$7,350	$—
Analogic Corporation	Revolver	0.50	847	(9)
Chartis Holding, LLC	Revolver	0.50	2,183	—
Chemical Computing Group ULC (Canada)	Revolver	0.50	873	(4)
Chudy Group, LLC	Delayed Draw	1.00	5,517	88
Chudy Group, LLC	Revolver	0.50	1,379	22
Diligent Corporation	Delayed Draw	1.00	1,653	26
Diligent Corporation	Revolver	0.50	703	11
EPS Nass Parent, Inc.	Delayed Draw	1.00	3,136	(29)
EPS Nass Parent, Inc.	Revolver	0.50	941	(9)
EvolveIP, LLC	Revolver	0.50	3,360	(17)
GSM Acquisition Corp.	Delayed Draw	1.00	4,313	(33)
Heartland Home Services, Inc	Revolver	0.50	746	3
HMT Holding Inc.	Revolver	0.50	6,173	(223)
Integrity Marketing Acquisition, LLC	Delayed Draw	0.00	7,000	(71)
Integrity Marketing Acquisition, LLC	Delayed Draw	1.00	4,453	(45)
Jensen Hughes, Inc.	Revolver	0.50	2,000	(55)
K2 Insurance Services, LLC	Revolver	0.50	1,170	(2)
KBP Investments, LLC	Delayed Draw	1.00	503	(5)
KBP Investments, LLC	Delayed Draw	1.00	2,415	(24)
QW Holding Corporation	Delayed Draw	1.00	9,338	(162)
QW Holding Corporation	Revolver	0.50	3,794	(66)
Turbo Buyer, Inc.	Revolver	0.50	933	(19)
VRC Companies, LLC	Delayed Draw	0.75	2,521	(30)
VRC Companies, LLC	Revolver	0.50	833	(10)
Welocalize, Inc.	Revolver	0.50	3,375	(64)
Welocalize, Inc.	Revolver	0.50	2,250	(43)
WRE Holding Corp.	Revolver	0.50	624	(10)
Total unfunded commitments			$80,383	$(780)

Consolidated Schedule of Investments as of December 31, 2020
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
First Lien Debt (97.5% of fair value)
Acrisure, LLC	\#	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 3.50%	3.65%	2/15/2027	$25,634	$25,606	$25,104
Alku, LLC	+#	(2)(3)	Business Services	L + 5.50%	5.75%	7/29/2026	23,666	23,466	23,512
Alpha Packaging Holdings, Inc.	+\	(2)(3)	Containers, Packaging & Glass	L + 6.00%	7.00%	11/12/2021	16,378	16,378	16,378
AmeriLife Holdings LLC	#	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 4.00%	4.15%	3/18/2027	9,951	9,929	9,802
Analogic Corporation	^+	(2)(3)(6)	Capital Equipment	L + 5.25%	6.25%	6/22/2024	18,857	18,837	18,857
Anchor Packaging, Inc.	+#	(2)(3)	Containers, Packaging & Glass	L + 4.00%	4.15%	7/18/2026	24,723	24,617	24,656
API Technologies Corp.	+\	(2)(3)	Aerospace & Defense	L + 4.25%	4.49%	5/9/2026	14,775	14,713	13,999
Aptean, Inc.	+\	(2)(3)	Software	L + 4.25%	4.40%	4/23/2026	12,281	12,227	12,077
AQA Acquisition Holding, Inc.	+\	(2)(3)(6)	High Tech Industries	L + 4.25%	5.25%	5/24/2023	18,759	18,752	18,757
Astra Acquisition Corp.	+#	(2)(3)	Software	L + 5.50%	6.50%	3/1/2027	28,783	28,392	28,783
Avalign Technologies, Inc.	+\	(2)(3)	Healthcare & Pharmaceuticals	L + 4.50%	4.73%	12/22/2025	14,592	14,481	14,334
Big Ass Fans, LLC	+\#	(2)(3)	Capital Equipment	L + 3.75%	4.75%	5/21/2024	13,766	13,714	13,766
BK Medical Holding Company, Inc.	^+	(2)(3)(6)	Healthcare & Pharmaceuticals	L + 5.25%	6.25%	6/22/2024	24,165	23,951	22,363
Chemical Computing Group ULC (Canada)	^+	(2)(3)(6)	Software	L + 5.00%	6.00%	8/30/2023	14,055	13,378	14,055
Clarity Telecom LLC.	+	(2)(3)	Media: Broadcasting & Subscription	L + 4.25%	4.40%	8/30/2026	14,813	14,773	14,813
Clearent Newco, LLC	^	(2)(3)(6)	High Tech Industries	L + 6.50%	7.50%	3/20/2025	4,079	4,079	3,907
Clearent Newco, LLC	^+\	(2)(3)	High Tech Industries	L + 5.50%	7.50%	3/20/2025	29,486	29,236	28,722
DecoPac, Inc.	^+\	(2)(3)(6)	Non-durable Consumer Goods	L + 4.25%	5.25%	9/29/2024	12,336	12,253	12,318
Diligent Corporation	^+	(2)(3)(6)	Telecommunications	L + 6.25%	7.25%	8/4/2025	8,683	8,411	8,819
DTI Holdco, Inc.	^+\	(2)(3)	High Tech Industries	L + 4.75%	5.75%	9/30/2023	18,690	18,642	16,655
Eliassen Group, LLC	+\	(2)(3)	Business Services	L + 4.25%	4.40%	11/5/2024	7,543	7,516	7,483
EvolveIP, LLC	^+	(2)(3)(6)	Telecommunications	L + 5.75%	6.75%	6/7/2023	19,800	19,759	19,775
Exactech, Inc.	+\#	(2)(3)	Healthcare & Pharmaceuticals	L + 3.75%	4.75%	2/14/2025	21,528	21,416	20,422
Excel Fitness Holdings, Inc.	+#	(2)(3)	Hotel, Gaming & Leisure	L + 5.25%	6.25%	10/7/2025	24,750	24,546	22,780
Frontline Technologies Holdings, LLC	+	(2)(3)	Software	L + 5.75%	6.75%	9/18/2023	14,886	14,198	14,589
Golden West Packaging Group LLC	+\	(2)(3)	Containers, Packaging & Glass	L + 5.25%	6.25%	6/20/2023	29,012	28,896	28,974
HMT Holding Inc.	+\	(2)(3)(6)	Energy: Oil & Gas	L + 5.00%	6.00%	11/17/2023	32,821	32,458	30,984
Integrity Marketing Acquisition, LLC	^+	(2)(3)(6)	Banking, Finance, Insurance & Real Estate	L + 6.25%	7.25%	8/27/2025	7,836	7,701	7,956
Jensen Hughes, Inc.	+\	(2)(3)(6)	Utilities: Electric	L + 4.50%	5.50%	3/22/2024	34,584	34,489	33,424
KAMC Holdings, Inc.	+#	(2)(3)	Energy: Electricity	L + 4.00%	4.23%	8/14/2026	13,825	13,768	12,531
KBP Investments, LLC	^+	(2)(3)(6)	Beverage, Food & Tobacco	L + 5.00%	6.00%	5/15/2023	9,292	9,059	9,350
Marco Technologies, LLC	^+\	(2)(3)(6)	Media: Advertising, Printing & Publishing	L + 4.00%	5.00%	10/30/2023	7,332	7,293	7,332
Mold-Rite Plastics, LLC	+\	(2)(3)	Chemicals, Plastics & Rubber	L + 4.25%	5.25%	12/14/2021	14,520	14,501	14,520

Consolidated Schedule of Investments as of December 31, 2020
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
Newport Group Holdings II, Inc.	+\#	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 3.50%	3.75%	9/13/2025	23,475	23,285	23,405
Odyssey Logistics & Technology Corp.	+\#	(2)(3)	Transportation: Cargo	L + 4.00%	5.00%	10/12/2024	$38,897	$38,773	$37,766
Output Services Group	^+\	(2)(3)	Media: Advertising, Printing & Publishing	L + 4.50%	5.50%	3/27/2024	19,421	19,382	14,178
Pasternack Enterprises, Inc.	+\	(2)(3)	Capital Equipment	L + 4.00%	5.00%	7/2/2025	22,524	22,513	22,218
Pharmalogic Holdings Corp.	+\	(2)(3)	Healthcare & Pharmaceuticals	L + 4.00%	5.00%	6/11/2023	11,205	11,189	11,158
Premise Health Holding Corp.	+\#	(2)(3)	Healthcare & Pharmaceuticals	L + 3.50%	3.75%	7/10/2025	13,584	13,538	13,503
Propel Insurance Agency, LLC	^+\	(2)(3)(6)	Banking, Finance, Insurance & Real Estate	L + 5.00%	6.00%	6/1/2024	38,134	37,662	37,716
Q Holding Company	+\#	(2)(3)	Automotive	L + 5.00%	6.00%	12/31/2023	21,735	21,604	20,229
QW Holding Corporation	+	(2)(3)(6)	Environmental Industries	L + 6.25%	7.25%	8/31/2022	11,566	11,465	10,727
Radiology Partners, Inc.	+\#	(2)(3)	Healthcare & Pharmaceuticals	L + 4.25%	4.81%	7/9/2025	27,686	27,581	27,193
RevSpring Inc.	+\#	(2)(3)	Media: Advertising, Printing & Publishing	L + 4.25%	4.40%	10/11/2025	29,449	29,265	29,199
Situs Group Holdings Corporation	+\	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 4.75%	5.75%	6/28/2025	14,781	14,689	14,636
T2 Systems, Inc.	^+	(2)(3)(6)	Transportation: Consumer	L + 6.75%	7.75%	9/28/2022	29,119	28,743	29,118
The Original Cakerie, Ltd. (Canada)	+\	(2)(3)(6)	Beverage, Food & Tobacco	L + 4.50%	5.50%	7/20/2022	6,295	6,281	6,289
The Original Cakerie, Ltd. (Canada)	+	(2)(3)	Beverage, Food & Tobacco	L + 5.00%	6.00%	7/20/2022	8,837	8,815	8,829
Thoughtworks, Inc.	\#	(2)(3)	Business Services	L + 3.75%	4.75%	10/11/2024	11,704	11,683	11,704
U.S. Acute Care Solutions, LLC	+\	(2)(3)	Healthcare & Pharmaceuticals	L + 6.00%	7.00%	5/15/2021	31,211	31,184	29,104
U.S. TelePacific Holdings Corp.	+\	(2)(3)	Telecommunications	L + 5.50%	6.50%	5/2/2023	26,660	26,585	23,984
VRC Companies, LLC	+	(2)(3)(6)	Business Services	L + 6.50%	7.50%	3/31/2023	30,582	29,464	30,582
Water Holdings Acquisition LLC	^+	(2)(3)(6)	Utilities: Water	L + 5.25%	6.25%	12/18/2026	26,316	25,520	25,516
Welocalize, Inc.	+	(2)(3)(6)	Business Services	L + 4.50%	5.50%	12/23/2023	22,629	22,414	22,584
WRE Holding Corp.	^+	(2)(3)(6)	Environmental Industries	L + 5.25%	6.25%	1/3/2023	8,367	8,336	8,252
First Lien Debt Total								$1,051,406	$1,029,687
Second Lien Debt (2.3% of fair value)
DBI Holding, LLC	^	(2)	Transportation: Cargo	9.00% PIK	9.00%	2/1/2026	$24,113	$23,768	$24,113
Second Lien Debt Total								$23,768	$24,113
Equity Investments (0.2% of fair value)
DBI Holding, LLC	^		Transportation: Cargo				2,961	$—	$—
DBI Holding, LLC	^		Transportation: Cargo				13,996	5,364	2,581
Equity Investments Total								$5,364	$2,581
Total Investments								$1,080,538	$1,056,381
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

Debt
The Credit Fund, Credit Fund Sub and Credit Fund Warehouse II are party to separate credit facilities as described below. As of December 31, 2021 and 2020, Credit Fund, Credit Fund Sub, and Credit Fund Warehouse II were in compliance with all covenants and other requirements of their respective credit facility agreements. Below is a summary of the borrowings and repayments under the credit facilities for the respective periods.

	Credit Fund Facility	Credit Fund Sub Facility	Credit Fund Warehouse II Facility
Outstanding balance as of December 31, 2019	$93,000	$343,506	$97,571
Borrowings	63,500	269,313	54,373
Repayments	(156,500)	(191,960)	(58,542)
Outstanding balance as of December 31, 2020	—	420,859	93,402
Borrowings	—	444,000	52,250
Repayments	—	(350,238)	(59,622)
Outstanding balance as of December 31, 2021	$—	$514,621	$86,030
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
    Credit Fund Sub Facility. On June 24, 2016, Credit Fund Sub closed on the Credit Fund Sub Facility with lenders, which was subsequently amended on May 31, 2017, October 27, 2017, August 24, 2018, December 12, 2019, March 11, 2020, and May 3, 2021. The Credit Fund Sub Facility provides for secured borrowings during the applicable revolving period up to an amount equal to $640,000. The facility is secured by a first lien security interest in substantially all of the portfolio investments held by Credit Fund Sub. The maturity date of the Credit Fund Sub Facility is May 22, 2024. Amounts borrowed under the Credit Fund Sub Facility bear interest at a rate of LIBOR plus 2.25%.
    Credit Fund Warehouse II Facility. On August 16, 2019, Credit Fund Warehouse II closed on a revolving credit facility (the "Credit Fund Warehouse II Facility") with lenders. The Credit Fund Warehouse II Facility provides for secured borrowings during the applicable revolving period up to an amount equal to $150,000. The Credit Fund Warehouse II Facility is secured by a first lien security interest in substantially all of the portfolio investments held by the Credit Fund Warehouse II Facility. The maturity date of the Credit Fund Warehouse II Facility is August 16, 2022. Amounts borrowed under the Credit Fund Warehouse II Facility bear interest at a rate of LIBOR plus 1.50%. Amounts borrowed under the Credit Fund Warehouse II Facility during the first 12 months bore interest at a rate of LIBOR plus 1.05%, and amounts borrowed in the second 12 months bore interest at LIBOR plus 1.15%.
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
The 2019-2 Notes were fully redeemed during the year ended December 31, 2021. As of the redemption date and December 31, 2020, the 2019-2 Issuer was in compliance with all covenants and other requirements of the indenture.

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

Credit Fund II Senior Notes
On November 3, 2020 and as amended on December 29, 2021, Credit Fund II Sub closed on the Credit Fund II Senior Notes (the “Credit Fund II Senior Notes”) with lenders. The Credit Fund II Senior Notes provides for secured borrowings totaling $157,500 with two tranches, A-1 and A-2 outstanding. The facility is secured by a first lien security interest in substantially all of the portfolio investments held by Credit Fund II Sub. The maturity date of the Credit Fund II Senior Notes Sub Facility is November 3, 2030. Amounts issued for the Class A-1 notes totaled $147,500 and bear interest at a rate of LIBOR plus 2.70%, and amounts issued for the Class A-2 notes totaled $10,000 and bear interest at LIBOR plus 3.20%. The A-1 Notes were rated AAA, and the A-2 Notes were rated AA by DBRS Morningstar. The terms of the Credit Fund II Senior Notes provide that as loans pay down, up to $50,000 is available from principal proceeds for reinvestment, and then the investment principal proceeds are used to directly pay down the principal balance on the Credit Fund II Senior Notes. As of December 31, 2021 and 2020, Credit Fund II Sub was in compliance with all covenants and other requirements of its respective credit agreements.
Selected Financial Data
Since inception of Credit Fund II and through December 31, 2021, the Company and CCLF each made capital contributions of $78,096 and $12,709 in members’ equity, respectively, to Credit Fund II. Below is certain summarized consolidated information for Credit Fund II as of December 31, 2021 and 2020.

	As of December 31,
	2021	2020
ASSETS
Investments, at fair value (amortized cost of $238,615 and $245,312, respectively)	$239,289	$246,421
Cash and cash equivalents (1)	10,092	1,385
Other assets	5,606	3,436
Total assets	$254,987	$251,242
LIABILITIES AND MEMBERS’ EQUITY
Notes payable, net of unamortized debt issuance costs of $802 and $875, respectively	$156,698	$156,625
Other liabilities	5,557	2,675
Total members' equity (2)	92,732	91,942
Total liabilities and members’ equity	$254,987	$251,242
(1) As of December 31, 2021 and 2020, all of Credit Fund II’s cash and cash equivalents was restricted.
(2) As of December 31, 2021 and 2020, the fair value of Company's ownership interest in the members' equity was $77,958 and $77,395, respectively.

	For the Year Ended December 31,
	2021	2020
Total investment income	$18,822	$3,005
Expenses
Interest and credit facility expenses	4,695	766
Other expenses	897	498
Total expenses	5,592	1,264
Net investment income (loss)	13,230	1,741
Net change in unrealized appreciation (depreciation) on investments	(440)	1,114
Net increase in members’ equity resulting from operations	$12,790	$2,855

Below is a summary of Credit Fund II’s portfolio, followed by a listing of the loans in Credit Fund II’s portfolio as of December 31, 2021 and 2020:

	As of December 31,
	2021	2020
Senior secured loans (1)	$240,878	$248,172
Weighted average yields of senior secured loans based on amortized cost (2)	7.26%	7.32%
Weighted average yields of senior secured loans based on fair value (2)	7.24%	7.29%
Number of portfolio companies in Credit Fund II	36	44
Average amount per portfolio company (1)	$6,691	$5,640
Percentage of portfolio at floating interest rates (3) (4)	97.7%	99.1%
Percentage of portfolio at fixed interest rates (4)	2.3%	0.9%
Fair value of loans with PIK provisions	$17,453	$8,856
Percentage of portfolio with PIK provisions (4)	7.3%	3.6%
(1)At par/principal amount.
(2)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of December 31, 2021 and 2020. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.
(3)Floating rate debt investments are generally subject to interest rate floors.
(4)Percentages based on fair value.

Consolidated Schedule of Investments as of December 31, 2021
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
First Lien Debt (87.0%) of fair value)
Airnov, Inc.	^	(2)(3)	Containers, Packaging & Glass	L + 5.00%	6.00%	12/19/2025	$9,946	$9,930	$9,946
American Physician Partners, LLC	^	(2)(3)	Healthcare & Pharmaceuticals	L + 6.75%, 1.50% PIK	9.25%	2/21/2022	8,415	8,415	8,415
Appriss Health, LLC	^	(2)(3)	Healthcare & Pharmaceuticals	L + 7.25%	8.25%	5/6/2027	1,197	1,178	1,198
Apptio, Inc.	^	(2)(3)	Software	L + 7.25%	8.25%	1/10/2025	5,357	5,295	5,357
Aurora Lux FinCo S.Á.R.L. (Luxembourg)	^	(2)(3)	Software	L + 6.00%	7.00%	12/24/2026	4,355	4,273	3,924
Avenu Holdings, LLC	^	(2)(3)	Sovereign & Public Finance	L + 5.25%	6.25%	9/28/2024	987	980	987
BMS Holdings III Corp.	^	(2)(3)	Construction & Building	L + 5.50%	6.50%	9/30/2026	3,275	3,216	3,224
Captive Resources Midco, LLC	^	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 5.50%	6.25%	5/31/2027	8,193	8,108	8,147
Chartis Holding, LLC	^	(2)(3)	Business Services	L + 5.50%	6.50%	5/1/2025	9,924	9,907	9,924
Comar Holding Company, LLC	^	(2)(3)	Containers, Packaging & Glass	L + 5.75%	6.75%	6/18/2024	8,710	8,632	8,536
Cority Software Inc. (Canada)	^	(2)(3)	Software	L + 5.00%	6.00%	7/2/2026	8,712	8,591	8,707
Dwyer Instruments, Inc	^	(2)(3)	Capital Equipment	L + 5.50%	6.25%	7/21/2027	10,000	9,939	9,974
Ethos Veterinary Health LLC	^	(2)(3)	Consumer Services	L + 4.75%	4.85%	5/15/2026	8,134	8,080	8,134
EvolveIP, LLC	^	(2)(3)	Telecommunications	L + 5.50%	6.50%	6/7/2025	8,710	8,701	8,666
Harbour Benefit Holdings, Inc.	^	(2)(3)	Business Services	L + 5.25%	6.25%	12/13/2024	4,717	4,707	4,669
K2 Insurance Services, LLC	^	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 5.00%	6.00%	7/1/2026	9,012	8,914	8,998
Kaseya, Inc.	^	(2)(3)	High Tech Industries	L + 5.50%, 1.00% PIK	7.50%	5/3/2025	9,092	8,987	9,038
Material Holdings, LLC	^	(2)(3)	Business Services	L + 5.75%	6.50%	8/19/2027	7,980	7,896	7,891
Maverick Acquisition, Inc.	^	(2)(3)	Aerospace & Defense	L + 6.00%	7.00%	6/1/2027	7,980	7,814	7,808
National Technical Systems, Inc.	^	(2)(3)	Aerospace & Defense	L + 5.50%	6.50%	6/12/2023	8,733	8,720	8,733
NMI AcquisitionCo, Inc.	^	(2)(3)	High Tech Industries	L + 5.75%	6.50%	9/6/2025	8,708	8,680	8,601
Redwood Services Group, LLC	^	(2)(3)	High Tech Industries	L + 6.00%	7.00%	6/6/2024	8,736	8,724	8,737
Riveron Acquisition Holdings, Inc.	^	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 5.75%	6.75%	5/22/2025	8,173	8,074	8,173
RSC Acquisition, Inc.	^	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 5.50%	6.25%	11/1/2026	8,401	8,277	8,434
Superior Health Linens, LLC	^	(2)(3)	Business Services	L + 6.50%	7.50%	3/31/2022	6,875	6,875	6,875
TCFI Aevex LLC	^	(2)(3)	Aerospace & Defense	L + 6.00%	7.00%	3/18/2026	1,701	1,676	1,458
Turbo Buyer, Inc.	^	(2)(3)	Automotive	L + 6.00%	7.00%	12/2/2025	8,091	7,950	7,929
US INFRA SVCS Buyer, LLC	^	(2)(3)	Environmental Industries	L + 6.50%	7.50%	4/13/2026	3,267	3,217	3,189
USLS Acquisition, Inc.	^	(2)(3)	Business Services	L + 5.50%	6.50%	11/30/2024	6,234	6,223	6,165
Westfall Technik, Inc.	^	(2)(3)	Chemicals, Plastics & Rubber	L + 5.75%	6.75%	9/13/2024	6,418	6,337	6,359
First Lien Debt Total								$208,316	$208,196
Second Lien Debt (13.0%) of fair value
AI Convoy S.A.R.L (United Kingdom)	^	(2)(3)	Aerospace & Defense	L + 8.25%	9.25%	1/17/2028	$5,514	$5,413	$5,720
AP Plastics Acquisition Holdings, LLC	^	(2)(3)	Chemicals, Plastics & Rubber	L + 7.50%	8.25%	8/10/2029	4,500	4,410	4,526

Consolidated Schedule of Investments as of December 31, 2021
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
AQA Acquisition Holdings, Inc.	^	(2)(3)	High Tech Industries	L + 7.50%	8.00%	3/3/2029	$5,000	$4,881	$5,004
Quartz Holding Company	^	(2)(3)	Software	L + 8.00%	8.10%	4/2/2027	4,852	4,781	4,852
Tank Holding Corp.	^	(2)(3)	Capital Equipment	L + 8.25%	8.35%	3/26/2027	5,514	5,446	5,569
World 50, Inc.	^	(6)	Business Services	11.50%	11.50%	1/9/2027	5,465	5,368	5,422
Second Lien Debt Total								$30,299	$31,093
Total Investments								$238,615	$239,289
^ Denotes that all or a portion of the assets are owned by Credit Fund II Sub. Credit Fund II Sub has entered into the Credit Fund II Sub Notes. The lenders of the Credit Fund II Sub Notes have a first lien security interest in substantially all of the assets of Credit Fund II Sub. Accordingly, such assets are not available to creditors of Credit Fund II.
(1)    Unless otherwise indicated, issuers of investments held by Credit Fund are domiciled in the United States. As of December 31, 2021, the geographical composition of investments as a percentage of fair value was 3.6% in Canada, 1.6% in Luxembourg, 2.4% in the United Kingdom and 92.4% in the United States. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, Credit Fund II has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2021. As of December 31, 2021, the reference rates for Credit Fund II's variable rate loans were the 30-day LIBOR at 0.10%, the 90-day LIBOR at 0.22% and the 180-day LIBOR at 0.33%.
(3)Loan includes interest rate floor feature, which is generally 1.00%.
(4)Amortized cost represents original cost, including origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion/amortization of discounts/premiums, as applicable, on debt investments using the effective interest method.
(5)Fair value is determined in good faith by or under the direction of the board of managers of Credit Fund II, pursuant to Credit Fund II’s valuation policy, with the fair value of all investments determined using significant unobservable inputs, which is substantially similar to the valuation policy of the Company provided in Note 3, Fair Value Measurements, to the consolidated financial statements.
(6)Represents a corporate mezzanine loan, which is subordinated to senior secured term loans of the portfolio company.

7. BORROWINGS
The Company is party to the Credit Facility and, until its termination on December 11, 2020, the SPV was party to the SPV Credit Facility as described below. In accordance with the Investment Company Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 150% after such borrowing. For the purposes of the asset coverage ratio under the Investment Company Act, the Preferred Stock, as defined in Note 1, is considered a senior security and is included in the denominator of the calculation. As of December 31, 2021, asset coverage was 181.94% and the Company was in compliance with all covenants and other requirements of the Credit Facility. As of December 31, 2020, asset coverage was 182.09%, and the Company and the SPV were in compliance with all covenants and other requirements of their respective credit facility agreements.
Below is a summary of the borrowings and repayments under the credit facilities for the years ended December 31, 2021, 2020 and 2019, and the outstanding balances under the credit facilities for the respective periods.

	For the Year Ended and as of December 31,
	2021	2020	2019

Outstanding borrowing, beginning of period	$347,949	$616,543	$514,635
Borrowings	419,205	452,833	755,179
Repayments	(357,500)	(725,469)	(655,209)
Foreign currency translation	(1,999)	4,042	1,938
Outstanding borrowing, end of period	$407,655	$347,949	$616,543
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
Subject to certain exceptions, the Credit Facility is secured by a first lien security interest in substantially all of the portfolio investments held by the Company. The Credit Facility includes customary covenants, including certain financial covenants related to asset coverage, shareholders’ equity and liquidity, certain limitations on the incurrence of additional indebtedness and liens, and other maintenance covenants, as well as usual and customary events of default for senior secured revolving credit facilities of this nature. As of December 31, 2021 and December 31, 2020, the Company was in compliance with all covenants and other requirements of the Credit Facility.
Summary of the Credit Facility
The Credit Facility consisted of the following as of December 31, 2021 and 2020:

	December 31, 2021
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Credit Facility	$688,000	$407,655	$280,345	$280,706
Total	$688,000	$407,655	$280,345	$280,706

	December 31, 2020
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Credit Facility	$688,000	$347,949	$340,051	$207,365
Total	$688,000	$347,949	$340,051	$207,365
(1)The unused portion is the amount upon which commitment fees are based.
(2)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.

For the years ended December 31, 2021, 2020 and 2019, the components of interest expense and credit facility fees were as follows:

	For the years ended December 31,
	2021	2020	2019
Interest expense	$9,219	$16,127	$30,221
Facility unused commitment fee	1,161	1,766	1,263
Amortization of deferred financing costs	763	1,886	1,618
Other fees	—	109	198
Total interest expense and credit facility fees	$11,143	$19,888	$33,300
Cash paid for interest expense	$9,890	$17,759	$30,312

Average principal debt outstanding	$382,126	$543,099	$676,347
Weighted average interest rate	2.38%	2.92%	4.41%
    As of December 31, 2021 and 2020, the components of interest and credit facility fees payable were as follows:

	As of December 31,
	2021	2020
Interest expense payable	$264	$119
Unused commitment fees payable	3	4
Other credit facility fees payable	—	14
Interest and credit facility fees payable	$267	$137

Weighted average interest rate (based on floating LIBOR rates)	2.39%	2.59%
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
The interest rate on the Senior Notes is subject to increase (up to an additional 1.00% over the stated rate of such notes) in the event that, subject to certain exceptions, the Senior Notes cease to have an investment grade rating. The Company is obligated to offer to repay the notes at par if certain change in control events occur. The Senior Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. Interest expense on the Senior Notes during the years ended December 31, 2021 and 2020 was $8,837 and $5,644 respectively.
    The note purchase agreement, as supplemented by the first supplement, for the Senior Notes contains customary terms and conditions for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a business development company within the meaning of the Investment Company Act and a regulated investment company under the Code, minimum asset coverage ratio and interest coverage ratio, and prohibitions on certain fundamental changes at the Company or any subsidiary guarantor, as well as customary events of default with customary cure and notice, including, without limitation, nonpayment, breach of covenant, material breach of representation or warranty under the note purchase agreement, cross-acceleration under other indebtedness of the Company or certain significant subsidiaries, certain judgments and orders, and certain events of bankruptcy. As of December 31, 2021 and 2020, the Company was in compliance with these terms and conditions.

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
The Investment Adviser serves as collateral manager to the 2015-1 Issuer under a collateral management agreement (the “Collateral Management Agreement”). Pursuant to the Collateral Management Agreement, the 2015-1 Issuer pays management fees (comprised of base management fees, subordinated management fees and incentive management fees) to the Investment Adviser for rendering collateral management services. As per the Collateral Management Agreement, for the period the Company retains all of the 2015-1 Issuer Preferred Interests, the Investment Adviser does not earn management fees for providing such collateral management services. The Company currently retains all of the 2015-1 Issuer Preferred Interests, thus the Investment Adviser did not earn any management fees from the 2015-1 Issuer for the year ended December 31, 2021 and 2020. Any such waived fees may not be recaptured by the Investment Adviser.
Pursuant to an undertaking by the Company in connection with the 2015-1 Debt Securitization Refinancing, the Company has agreed to hold on an ongoing basis the 2015-1 Issuer Preferred Interests with an aggregate dollar purchase price at least equal to 5% of the aggregate outstanding amount of all collateral obligations by the 2015-1 Issuer for so long as any securities of the 2015-1 Issuer remain outstanding. As of December 31, 2021, the Company was in compliance with its undertaking.
The 2015-1 Issuer pays ongoing administrative expenses to the trustee, independent accountants, legal counsel, rating agencies and independent managers in connection with developing and maintaining reports, and providing required services in connection with the administration of the 2015-1 Issuer.
As of December 31, 2021, there were 60 first lien and second lien senior secured loans with a total fair value of approximately $473,930 and cash of $70,081 securing the 2015-1R Notes. The pool of loans in the securitization must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture governing the 2015-1R Notes.
For the years ended December 31, 2021 and 2020, the effective annualized weighted average interest rates, which include amortization of debt issuance costs, were 2.37% and 2.42%, respectively based on floating LIBOR rates, excluding the one-time impact of the 2015-1 Debt Securitization Refinancing. As of December 31, 2021 and 2020, the weighted average interest rates were 2.27% and 2.37%, respectively, based on floating LIBOR rates.
As of December 31, 2021 and 2020, $2,200 and $2,302, respectively, of interest expense was included in interest and credit facility fees payable. For the years ended December 31, 2021, 2020 and 2019, the components of interest expense on the 2015-1R Notes were as follows:

	For the years ended December 31,
	2021	2020	2019
Interest expense	$10,526	$13,802	$20,104
Amortization of deferred financing costs	247	247	247
Total interest expense	$10,773	$14,049	$20,351
Cash paid for interest expense	$10,628	$15,390	$19,669

9. COMMMITMENTS AND CONTINGENCIES
A summary of significant contractual payment obligations was as follows as of December 31, 2021 and 2020:

	As of December 31,
Payment Due by Period	2021	2020
Less than 1 Year	$—	$—
1-3 Years	190,000	—
3-5 Years	407,655	537,949
More than 5 Years	449,200	449,200
Total	$1,046,855	$987,149
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of December 31, 2021 and 2020 for any such exposure.
The Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par Value as of December 31,
	2021	2020
Unfunded delayed draw commitments	$112,985	$73,292
Unfunded revolving term loan commitments	67,513	76,216
Total unfunded commitments	$180,498	$149,508
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
    The Preferred Stock is convertible, in whole or in part, at the option of the holder of the Preferred Stock into the number of shares of common stock equal to the Liquidation Preference plus any accumulated but unpaid dividends, divided by an initial conversion price of $9.50, subject to certain adjustments to prevent dilution as set forth in the Company's Articles Supplementary. The conversion price as of December 31, 2021 was $9.46. At any time after May 5, 2023, the Company, with the approval of the Board of Directors, including a majority of the Independent Directors, will have the option to redeem all of the Preferred Stock for cash consideration equal to the Liquidation Preference plus any accumulated but unpaid dividends. The holders of the Preferred Stock will have the right to convert all or a portion of their shares of Preferred Stock prior to the date fixed for such redemption. At any time after May 5, 2027, the holders of the Preferred Stock will have the option to require the Company to redeem any or all of the then-outstanding Preferred Stock upon 90 days’ notice. The form of consideration used in any such redemption is at the option of the Board of Directors, including a majority of the Independent Directors, and may be cash consideration equal to the Liquidation Preference plus any accumulated but unpaid dividends, or shares of common stock. Holders also have the right to redeem the Preferred Stock upon a Change in Control (as defined in the Article Supplementary).

The following table summarizes the Company’s dividends declared on its preferred stock from issuance through December 31, 2021. Unless otherwise noted, dividends were declared and paid, or are payable, in cash.

Date Declared	Record Date	Payment Date	Per Share Amount
June 30, 2020	June 30, 2020	June 30, 2020	$0.277
September 30, 2020	September 30, 2020	September 30, 2020	0.423
December 31, 2020	December 31, 2020	December 31, 2020	0.438
Total			$1.138
March 31, 2021	March 31, 2021	March 31, 2021	$0.438
June 30, 2021	June 30, 2021	June 30, 2021	0.438
September 30, 2021	September 30, 2021	September 30, 2021	0.438
December 29, 2021	December 31, 2021	December 31, 2021	0.438
Total			$1.752

Company Stock Repurchase Plan
On November 1, 2021, the Company's Board of Directors approved the continuation of the Company's $150 million stock repurchase program (the “Company Stock Repurchase Program”) until November 5, 2022, or until the approved dollar amount has been used to repurchase shares of common stock. This program may be suspended, extended, modified or discontinued by the Company at any time, subject to applicable law. The Company's Stock Repurchase Program was originally approved by the Company's Board of Directors on November 5, 2018 and announced on November 6, 2018. Since the inception of the Company Stock Repurchase Program through December 31, 2021, the Company has repurchased 9,426,205 shares of the Company's common stock at an average cost of $13.29 per share, or $125,287 in the aggregate, resulting in accretion to net assets per share of $0.51.
The following table summarizes capital activity during the year ended December 31, 2021:

	Preferred Stock		Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount	Shares	Amount
Balance, January 1, 2021	2,000,000	$50,000	55,320,309	$553	$1,081,436	$(1,633)	$14,568	$(140,133)	$(103,428)	$901,363
Repurchase of common stock	—	—	(2,177,855)	(21)	(28,418)	—	—	—	—	(28,439)
Net investment income (loss)	—	—	—	—	—	—	86,851	—	—	86,851
Net realized gain (loss)	—	—	—	—	—	—	—	18,861	—	18,861
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	—	—	—	54,641	54,641
Dividends declared on common stock and preferred stock	—	—	—	—	—	—	(84,473)	—	—	(84,473)
Tax reclassification of stockholders’ equity in accordance with U.S. GAAP	—	—	—	—	(591)	—	2,616	(2,025)	—	—
Balance, December 31, 2021	2,000,000	$50,000	53,142,454	$532	$1,052,427	$(1,633)	$19,562	$(123,297)	$(48,787)	$948,804

The following table summarizes capital activity during the year ended December 31, 2020:

	Preferred Stock		Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount	Shares	Amount
Balance, beginning of year	—	$—	57,763,811	$578	$1,109,238	$(1,633)	$10,368	$(82,654)	$(79,426)	$956,471
Issuance of Preferred Stock	2,000,000	50,000	—	—	—	—	—	—	—	50,000
Net investment income (loss)	—	—	—	—	—	—	88,807	—	—	88,807
Net realized gain (loss)	—	—	—	—	—	—	—	(57,976)	—	(57,976)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	—	—	—	(24,002)	(24,002)
Dividends declared on common stock and preferred stock	—	—	—	—	—	—	(84,683)	—	—	(84,683)
Repurchase of common stock	—	—	(2,443,502)	(25)	(27,229)	—	—	—	—	(27,254)
Tax reclassification of stockholders’ equity in accordance with U.S. GAAP	—	—	—	—	(573)	—	76	497	—	—
Balance, end of year	2,000,000	$50,000	55,320,309	$553	$1,081,436	$(1,633)	$14,568	$(140,133)	$(103,428)	$901,363

The following table summarizes capital activity during the year ended December 31, 2019:

	Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, beginning of year	62,230,251	$622	$1,174,334	$(1,633)	$5,901	$(44,572)	$(71,434)	$1,063,218
Net investment income (loss)	—	—	—	—	107,665	—	—	107,665
Net realized gain (loss)	—	—	—	—	—	(38,343)	—	(38,343)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	—	(7,992)	(7,992)
Dividends declared	—	—	—	—	(103,360)	—	—	(103,360)
Repurchase of common stock	(4,466,440)	(44)	(64,673)	—	—	—	—	(64,717)
Tax reclassification of stockholders’ equity in accordance with U.S. GAAP	—	—	(423)	—	162	261	—	—
Balance, end of year	57,763,811	$578	$1,109,238	$(1,633)	$10,368	$(82,654)	$(79,426)	$956,471

There were no shares of common stock issued related to capital activity during the years ended December 31, 2021, 2020 and 2019.
The Company computes earnings per common share in accordance with ASC 260, Earnings Per Share. Basic earnings per common share were calculated by dividing net increase (decrease) in net assets resulting from operations, less preferred dividends, by the weighted-average number of shares of common stock outstanding for the year. Diluted earnings per share gives effect to all dilutive potential shares of common stock outstanding using the if-converted method for the convertible Preferred Stock. Diluted earnings per share excludes all dilutive potential shares of common stock if their effect is anti-dilutive. The convertible Preferred Stock was not included in the calculation of diluted earnings per share for the year ended December 31, 2021 or for the year ended December 31, 2020 because it would have had an anti-dilutive effect.

Basic and diluted earnings per common share were as follows:

	For the years ended December 31,
	2021		2020		2019
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net increase (decrease) in net assets resulting from operations attributable to Common Stockholders	$156,853	$160,353	$4,554	$4,554	$61,330	$61,330
Weighted-average shares of common stock outstanding	54,244,432	59,531,683	56,421,137	56,421,137	60,189,502	60,189,502
Basic and diluted earnings per share	$2.89	$2.69	$0.08	$0.08	$1.02	$1.02
The following table summarizes the Company’s dividends declared during the three most recent fiscal years:

Date Declared	Record Date	Payment Date	Per Share Amount
February 22, 2019	March 29, 2019	April 17, 2019	$0.37
May 6, 2019	June 28, 2019	July 17, 2019	$0.37
June 17, 2019	June 28, 2019	July 17, 2019	$0.08	(1)
August 5, 2019	September 30, 2019	October 17, 2019	$0.37
November 4, 2019	December 31, 2019	January 17, 2020	$0.37
December 12, 2019	December 31, 2019	January 17, 2020	$0.18	(1)
February 24, 2020	March 31, 2020	April 17, 2020	$0.37
May 4, 2020	June 30, 2020	July 17, 2020	$0.37
August 3, 2020	September 30, 2020	October 16, 2020	$0.32	(2)
August 3, 2020	September 30, 2020	October 16, 2020	$0.05	(1)
November 2, 2020	December 31, 2020	January 15, 2021	$0.32
November 2, 2020	December 31, 2020	January 15, 2021	$0.04	(1)
February 22, 2021	March 31, 2021	April 16, 2021	$0.32
February 22, 2021	March 31, 2021	April 16, 2021	$0.05	(1)
May 3, 2021	June 30, 2021	July 15, 2021	$0.32
May 3, 2021	June 30, 2021	July 15, 2021	$0.04	(1)
August 2, 2021	September 30, 2021	October 15, 2021	$0.32
August 2, 2021	September 30, 2021	October 15, 2021	$0.06	(1)
November 1, 2021	December 31, 2021	January 14, 2022	$0.32
November 1, 2021	December 31, 2021	January 14, 2022	$0.07	(1)
(1)Represents a special/supplemental dividend.
(2)The Company updated its dividend policy such that the base dividend is $0.32 per share of common stock, effective with the third quarter 2020 dividend. The Company's dividend policy is subject to change by the Board of Directors in its sole discretion at any time.

11. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of consolidated financial highlights for the years ended December 31, 2021, 2020, 2019, 2018 and 2017:

	For the years ended December 31,
	2021	2020	2019	2018	2017
Per Common Share Data:
Net asset value per common share, beginning of year	$15.39	$16.56	$17.09	$18.12	$18.32
Net investment income (loss) (1)	1.53	1.54	1.79	1.73	1.74
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	1.36	(1.46)	(0.75)	(1.10)	(0.19)
Net increase (decrease) in net assets resulting from operations	2.89	0.08	1.04	0.63	1.55
Dividends declared (2)	(1.50)	(1.47)	(1.74)	(1.68)	(1.64)
Other	0.03	—	—	—	—
Accretion due to share repurchases	0.10	0.22	0.17	0.02	—
Effect of offering price of subscriptions and the offering price of common stock in the IPO, net of underwriting and offering costs (3)	—	—	—	—	(0.11)
Net asset value per common share, end of year	$16.91	$15.39	$16.56	$17.09	$18.12
Market price per common share, end of year	$13.73	$10.26	$13.38	$12.40	$20.04
Number of shares of common stock outstanding, end of year	53,142,454	55,320,309	57,763,811	62,230,251	62,207,603
Total return based on net asset value (4)	19.62%	1.81%	7.08%	3.59%	7.86%
Total return based on market price (5)	48.44%	(12.33)%	21.94%	(29.74)%	14.97%
Net assets attributable to Common Stockholders, end of year	$898,804	$851,363	$956,471	$1,063,218	$1,127,304
Ratio to average net assets attributable to Common Stockholders:
Expenses net of waiver, before incentive fees	7.62%	8.48%	8.79%	6.77%	5.25%
Expenses net of waiver, after incentive fees	9.63%	10.59%	11.05%	8.81%	7.39%
Expenses gross of waiver, after incentive fees	9.63%	10.59%	11.05%	8.81%	7.97%
Net investment income (loss) (6)	9.91%	10.08%	10.47%	9.64%	9.35%
Interest expense and credit facility fees	3.51%	4.49%	5.22%	3.57%	2.69%
Ratios/Supplemental Data:
Asset coverage, end of period	181.94%	182.09%	181.01%	210.31%	234.86%
Portfolio turnover	45.44%	33.06%	38.97%	45.88%	49.18%
Weighted-average shares of common shares outstanding	54,244,432	56,421,137	60,189,502	62,533,614	52,997,450
(1)Net investment income (loss) per share was calculated as net investment income (loss) less the preferred dividend for the year divided by the weighted-average number of shares of common stock outstanding for the year.
(2)Dividends declared per common share was calculated as the sum of dividends on common stock declared during the year divided by the number of shares of common stock outstanding at each respective quarter-end date (refer to Note 10 to these consolidated financial statements).
(3)Increase (decrease) is due to the offering price of subscriptions and the issuance of common stock in the IPO, net of underwriting and offering costs during the period.
(4)Total return is based on the change in net asset value per common share during the year plus the declared dividends on common stock, assuming reinvestment of dividends in accordance with the dividend reinvestment plan, divided by the beginning net asset value for the year. Total return for the year ended December 31, 2017 was inclusive of $(0.11) per common share increase (decrease) in net asset value for the years related to the offering price of subscriptions and the offering price of common stock in the IPO, net of underwriting and offering costs during the year. Excluding the effects of these common stock issuances, total return would have been 8.46%.
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

Senior Securities
Information about our senior securities is shown in the following table as of the end of each fiscal year ended December 31 since we commenced operations on May 2, 2013.

Class and Year/Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Total Senior Securities
December 31, 2021	$1,096.9	$1,819.0	—	N/A
December 31, 2020	$1,037.1	$1,821.0	—	N/A
December 31, 2019	$1,180.8	$1,810.0	—	N/A
December 31, 2018	$963.8	$2,103.0	—	N/A
December 31, 2017	$835.9	$2,349.0	—	N/A
December 31, 2016	$694.9	$2,100.0	—	N/A
December 31, 2015	$507.3	$2,127.0	—	N/A
December 31, 2014	$308.4	$2,097.0	—	N/A
December 31, 2013	$66.8	$3,784.0	—	N/A
SPV Credit Facility(5)
December 31, 2020	$—	$—	—	N/A
December 31, 2019	$232.5	$356.0	—	N/A
December 31, 2018	$224.1	$489.0	—	N/A
December 31, 2017	$287.4	$808.0	—	N/A
December 31, 2016	$252.9	$764.0	—	N/A
December 31, 2015	$170.3	$714.0	—	N/A
December 31, 2014	$246.4	$1,675.0	—	N/A
December 31, 2013	$66.8	$3,784.0	—	N/A
Credit Facility(6)
December 31, 2021	$407.7	$676.0	—	N/A
December 31, 2020	$347.9	$611.0	—	N/A
December 31, 2019	$384.1	$589.0	—	N/A
December 31, 2018	$290.5	$634.0	—	N/A
December 31, 2017	$275.5	$774.0	—	N/A
December 31, 2016	$169.0	$511.0	—	N/A
December 31, 2015	$64.0	$268.0	—	N/A
December 31, 2014	$62.0	$421.0	—	N/A
2015-1 Notes(7)
December 31, 2017	$273.0	$767.0	—	N/A
December 31, 2016	$273.0	$825.0	—	N/A
December 31, 2015	$273.0	$1,145.0	—	N/A
2015-1R Notes(7)
December 31, 2021	$449.2	$745.0	—	N/A
December 31, 2020	$449.2	$789.0	—	N/A
December 31, 2019	$449.2	$689.0	—	N/A
December 31, 2018	$449.2	$980.0	—	N/A
2019 Notes(8)
December 31, 2021	$115.0	$191.0	—	N/A
December 31, 2020	$115.0	$202.0	—	N/A
December 31, 2019	$115.0	$176.0	—	N/A
2020 Notes(9)
December 31, 2021	$75.0	$124.0	—	N/A
December 31, 2020	$75.0	$132.0	—	N/A
Preferred Stock(10)
December 31, 2021	$50.0	$83.0	—	N/A
December 31, 2020	$50.0	$88.0	—	N/A
(1)    Total amount of each class of senior securities outstanding at the end of the period presented.

(2)    Asset coverage per unit is the ratio of the carrying value of our total assets, less all liabilities excluding indebtedness represented by senior securities in this table, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness and is calculated on a consolidated basis.
(3)    The amount to which such class of senior security would be entitled upon our involuntary liquidation in preference to any security junior to it. The “—” in this column indicates information that the SEC expressly does not require to be disclosed for certain types of senior securities.
(4)    Not applicable because the senior securities are not registered for public trading.
(5)    On May 24, 2013, the SPV closed on a senior secured credit facility (the “SPV Credit Facility”). On December 11, 2020, the SPV repaid all outstanding amounts under the SPV Credit Facility and the facility was terminated.
(6)    On March 21, 2014, we closed on the Credit Facility.
(7)    On June 26, 2015, we completed a $400 million term debt securitization (the “2015-1 Debt Securitization”). The notes offered in the 2015-1 Debt Securitization (the “2015-1 Notes”) were issued by the 2015-1 Issuer. On August 30, 2018, the 2015-1 Issuer refinanced the 2015-1 Debt Securitization (the “2015-1 Debt Securitization Refinancing”) by redeeming in full the 2015-1 Notes and issuing the 2015-1R Notes.
(8)    On December 30, 2019, we closed a private offering of the 2019 Notes.
(9)    On December 11, 2020, we closed a private offering of the 2020 Notes.
(10)    On May 5, 2020, we issued the Preferred Stock.
12. LITIGATION
The Company may become party to certain lawsuits in the ordinary course of business. The Company does not believe that the outcome of current matters, if any, will materially impact the Company or its consolidated financial statements. As of December 31, 2021 and 2020, the Company was not subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company.
In addition, portfolio investments of the Company could be the subject of litigation or regulatory investigations in the ordinary course of business. The Company does not believe that the outcome of any current contingent liabilities of its portfolio investments, if any, will materially affect the Company or these consolidated financial statements.
13. TAX
The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of December 31, 2021 and 2020.
In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. As of December 31, 2021 and 2020, the Company had filed tax returns and therefore is subject to examination.
Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are reclassified among the Company’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from U.S. GAAP. As of December 31, 2021 and 2020, permanent differences primarily due to non-deductible excise tax and the tax treatment of partnership investments resulted in a net increase in distributable earnings (loss) by $591 and $573, respectively, and net decrease in additional paid-in capital in excess of par by $591 and $573, respectively, on the Consolidated Statements of Assets and Liabilities. Total earnings and NAV were not affected.
The tax character of the distributions paid for the fiscal years ended December 31, 2021, 2020 and 2019 was as follows:

	For the years ended December 31,
	2021	2020	2019
Ordinary income	$84,473	$84,683	$103,360
Tax return of capital	$—	$—	$—

Income Tax Information and Distributions to Stockholders
As of December 31, 2021 and 2020, the components of accumulated earnings (deficit) on a tax basis were as follows:

	2021	2020
Undistributed ordinary income	$21,197	$16,475
Other book/tax temporary differences(1)	(641)	(539)
Capital loss carryforwards	(121,046)	(141,850)
Net unrealized appreciation (depreciation) on investments and currency unrealized appreciation (depreciation) on non-investment assets and liabilities(2)	(52,032)	(103,078)
Total accumulated earnings (deficit)	$(152,522)	$(228,992)

(1)Consists of the unamortized portion of organization costs as of December 31, 2021 and 2020, respectively.
(2)The difference between the book-basis and tax-basis unrealized appreciation (depreciation) on investments is attributable primarily to the tax treatment of partnership investments and material modifications of investments.
As of December 31, 2021 and 2020, the cost of investments for federal income tax purposes and gross unrealized appreciation and depreciation on investments and currency unrealized appreciation (depreciation) on non-investment assets and liabilities were as follows:

	2021	2020
Cost of investments	$1,960,798	$1,922,617
Gross unrealized appreciation	26,534	21,522
Gross unrealized depreciation	(78,566)	(124,600)
Net unrealized appreciation (depreciation)	$(52,032)	$(103,078)
For tax purposes, net realized capital losses may be carried over to offset future capital gains, if any. Funds are permitted to carry forward capital losses for an indefinite period, and such losses will retain their character as either short-term or long-term capital losses. As of December 31, 2021 and 2020, the Company had $121,046 and $141,850, of capital loss carryforwards, respectively, of which $19,470 and $21,448 were short-term capital loss carryforwards, respectively, and $101,576 and $120,402 were long-term capital loss carryforwards, respectively.
During the year ended December 31, 2021, the Company utilized $19,088 of capital loss carryforwards to offset current year net realized gains. During the year ended 2020, there was no capital loss carryforward utilized.
14. SUBSEQUENT EVENTS
Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed below and elsewhere in these consolidated financial statements.
On February 18, 2022, the Board of Directors declared a base quarterly common dividend of $0.32 plus a supplemental common dividend of $0.08, which are payable on April 15, 2022 to common stockholders of record on March 31, 2022.

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
Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting as of December 31, 2021 was effective.
Attestation Report of the Registered Public Accounting Firm

Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting, which is contained in Part II, Item 8 of this Form 10-K, “Financial Statements and Supplementary Data.”
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
    None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2022 annual meeting of stockholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.
Information relating to our codes of ethics, which apply to, among others, our Chief Executive Officer and Chief Financial Officer, is included in Part I, Item 1 of this Form 10-K “Business-Regulation-Code of Ethics.”
Item 11. Executive Compensation
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2022 annual meeting of stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2022 annual meeting of stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2022 annual meeting of stockholders.
Item 14. Principal Accountant Fees and Services
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2022 annual meeting of stockholders.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Documents filed as part of this annual report
The following reports and consolidated financial statements are set forth in Part II, Item 8 of this Form 10-K:
(b) Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously field with the SEC:

2.1	Contribution Agreement, dated November 3, 2020, by and between TCG BDC, Inc. and Middle Market Credit Fund II, LLC.(26)

3.1	Articles of Amendment and Restatement(1)

3.2	Articles of Amendment(2)

3.3	Articles Supplementary of TCG BDC, Inc. (27)

3.4	Amended and Restated Bylaws(3)

3.5	First Amendment to the Amended and Restated Bylaws(4)

4.1	Form of Subscription Agreement for Private Offerings(5)

4.2	Description of Registered Securities *

4.3	Registration Rights Agreement, dated as of May 5, 2020, by and between TCG BDC, Inc. and Carlyle Investment Management L.L.C. (28)

10.1	Indenture, dated as of June 26, 2015, between Carlyle GMS Finance MM CLO 2015-1 LLC, as issuer, and State Street Bank and Trust Company, as trustee(6)

10.2	Dividend Reinvestment Plan for TCG BDC, Inc.(7)

10.3	Second Amended and Restated Investment Advisory Agreement, dated August 6, 2018, by and between the Company and Carlyle Global Credit Investment Management L.L.C.(8)

10.4	Custodian Agreement, dated March 21, 2012, between Carlyle GMS Finance, Inc. and State Street Bank and Trust Company, as custodian(9)

10.5	Administration Agreement, dated as of April 3, 2013 by and between Carlyle GMS Finance, Inc. and Carlyle GMS Finance Administration L.L.C., as administrator(10)

10.6	Form of Indemnification Agreement(11)

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

10.15	Third Amended and Restated Limited Liability Company Agreement, dated as of June 24, 2016, between Carlyle GMS Finance, Inc. and Credit Partners USA LLC, as members(30)

10.16	Agreement and Plan of Merger, dated as of May 3, 2017, between TCG BDC, Inc. and NF Investment Corp.(20)

10.17
Fifth Amendment to the Loan and Servicing Agreement, dated as of August 9, 2018, among TCG BDC SPV LLC, as borrower, TCG BDC, Inc., as servicer and transferor, each of the Conduit Lenders, Liquidity Banks, Lender Agents and Institutional Lenders party thereto, Citibank, N.A. as collateral and administrative agent, Wells Fargo Bank, National Association, as account bank, backup servicer and collateral administrator, and Citibank, N.A., as lead arranger(21)

10.18	First Supplemental Indenture, dated as of August 30, 2018, between Carlyle Direct Lending CLO 2015-1R LLC, as issuer, and State Street Bank and Trust Company, as trustee(22)

10.19	Note Purchase Agreement, dated December 30, 2019, by and between TCG BDC, Inc. and the purchasers party thereto(23)

10.20	First Supplement to Master Note Purchase Agreement dated as of December 8, 2020, by and between TCG BDC, Inc. and the purchasers party thereto (29)

14.1	Code of Ethics for TCG BDC, Inc.(24)

14.2	Code of Ethics for Carlyle Global Credit Investment Management L.L.C. (25)

21.1	List of Subsidiaries*

31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Consolidated Financial Statements of Middle Market Credit Fund, LLC for the years ended December 31, 2021 and 2020.*

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
(16)    Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed by the Company on August 12, 2015 (File No. 814-00995)
(17)    Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed by the Company on August 12, 2015 (File No. 814-00995)
(18)    Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed by the Company on August 8, 2016 (File No. 814-00995)
(19)    Incorporated by reference to Exhibit (k)(13) to the Company’s Form N-2 filed by the Company on June 5, 2017 (File No. 333-218114)
(20)    Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed by the Company on May 9, 2017 (File No. 814-00995)
(21)    Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed by the Company on November 6, 2018 (File No. 814-00995)
(22)    Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed by the Company on November 6, 2018 (File No. 814-00995)

(23)    Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed by the Company on December 30, 2019 (File No. 814-00995)
(24)    Incorporated by reference to Exhibit 14.1 to the Company’s Form 10-K filed by the Company on February 26, 2019 (File No. 814-00995)
(25)     Incorporated by reference to Exhibit 14.2 to the Company’s Form 10-K filed by the Company on February 26, 2019 (File No. 814-00995)
(26)     Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed by the Company on November 4, 2020 (File No. 814-00995)
(27)     Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed by the Company on May 5, 2020 (File No. 814-00995)
(28)     Incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q filed by the Company on May 5, 2020 (File No. 814-00995)
(29)     Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed by the Company on December 11, 2020 (File No. 814-00995)
(30)     Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed by the Company on May 4, 2021 (File No. 814-00995)
(c) Consolidated Financial Statement Schedules
Separate financial statements of subsidiaries not consolidated:
Consolidated Financial Statements of Middle Market Credit Fund, LLC for the years ended December 31, 2021 and 2020 are filed as Exhibit 99.1 hereto.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TCG BDC, INC.
Dated: February 22, 2022	By	/s/ Linda Pace
Linda Pace
Director and Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: February 22, 2022	By	/s/ Linda Pace
Linda Pace
Director and Chief Executive Officer (principal executive officer)

Dated: February 22, 2022	By	/s/ Thomas M. Hennigan
Thomas M. Hennigan
Chief Financial Officer (principal financial officer)

Dated: February 22, 2022	By	/s/ Peter Gaunt
Peter Gaunt
Treasurer (principal accounting officer)

Dated: February 22, 2022	By	/s/ Nigel D.T. Andrews
Nigel D.T. Andrews
Director

Dated: February 22, 2022	By	/s/ Leslie E. Bradford
Leslie E. Bradford
Director

Dated: February 22, 2022	By	/s/ Aren C. LeeKong
Aren C. LeeKong
Director

Dated: February 22, 2022	By	/s/ Mark Jenkins
Mark Jenkins
Director

Dated: February 22, 2022	By	/s/ John G. Nestor
John G. Nestor
Director

Dated: February 22, 2022	By	/s/ William H. Wright II
William H. Wright II
Director