Form 10-Q
period 2022-03-31
Carlyle Secured Lending, Inc.
filed 2022-05-03
CIK 1544206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period                      to
Commission File No. 814-00995

Carlyle Secured Lending, Inc.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding at May 2, 2022 was 52,486,356.

Carlyle Secured Lending, Inc.

CARLYLE SECURED LENDING, INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollar amounts in thousands, except per share data)

	March 31, 2022	December 31, 2021
ASSETS	(unaudited)
Investments, at fair value
Investments—non-controlled/non-affiliated, at fair value (amortized cost of $1,610,824 and $1,631,067, respectively)	$1,576,247	$1,607,731
Investments—non-controlled/affiliated, at fair value (amortized cost of $38,332 and $38,462, respectively)	30,771	30,286
Investments—controlled/affiliated, at fair value (amortized cost of $271,097 and $288,024, respectively)	266,165	275,035
Total investments, at fair value (amortized cost of $1,920,253 and $1,957,553, respectively)	1,873,183	1,913,052
Cash, cash equivalents and restricted cash	69,512	93,074
Receivable for investment sold/repaid	13,060	530
Deferred financing costs	2,882	3,066
Interest receivable from non-controlled/non-affiliated investments	15,284	11,011
Interest receivable from non-controlled/affiliated investments	611	611
Interest and dividend receivable from controlled/affiliated investments	9,212	8,522
Prepaid expenses and other assets	2,214	1,484
Total assets	$1,985,958	$2,031,350
LIABILITIES
Secured borrowings (Note 7)	$359,679	$407,655
2015-1R Notes payable, net of unamortized debt issuance costs of $2,356 and $2,417, respectively (Note 8)	446,844	446,783
Senior Notes, net of unamortized debt issuance costs of $382 and $416, respectively (Note 8)	189,618	189,584
Payable for investments purchased	328	323
Interest and credit facility fees payable (Notes 7 and 8)	2,727	2,467
Dividend payable (Note 10)	21,035	20,705
Base management and incentive fees payable (Note 4)	12,304	11,819
Administrative service fees payable (Note 4)	825	482
Other accrued expenses and liabilities	2,058	2,728
Total liabilities	1,035,418	1,082,546
Commitments and contingencies (Notes 9 and 12)
EQUITY
NET ASSETS
Cumulative convertible preferred stock, $0.01 par value; 2,000,000 and 2,000,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	50,000	50,000
Common stock, $0.01 par value; 198,000,000 shares authorized; 52,647,158 and 53,142,454 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	527	532
Paid-in capital in excess of par value	1,045,424	1,052,427
Offering costs	(1,633)	(1,633)
Total distributable earnings (loss)	(143,778)	(152,522)
Total net assets	$950,540	$948,804
NET ASSETS PER COMMON SHARE	$17.11	$16.91
The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE SECURED LENDING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollar amounts in thousands, except per share data)
(unaudited)

	For the three month periods ended
	March 31, 2022	March 31, 2021
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$33,828	$31,756
Other income	1,962	1,467
Total investment income from non-controlled/non-affiliated investments	35,790	33,223
From non-controlled/affiliated investments:
Interest income	48	38
Other income	2	3
Total investment income from non-controlled/affiliated investments	50	41
From controlled/affiliated investments:
Interest income	3,873	56
Dividend income	7,524	7,528
Other income	272	—
Total investment income from controlled/affiliated investments	11,669	7,584
Total investment income	47,509	40,848
Expenses:
Base management fees (Note 4)	7,050	6,800
Incentive fees (Note 4)	5,228	4,257
Professional fees	783	691
Administrative service fees (Note 4)	406	282
Interest expense (Notes 7 and 8)	7,099	6,975
Credit facility fees (Note 7)	517	519
Directors’ fees and expenses	160	116
Other general and administrative	394	405
Total expenses	21,637	20,045
Net investment income (loss) before taxes	25,872	20,803
Excise tax expense	353	124
Net investment income (loss)	25,519	20,679
Net realized gain (loss) and net change in unrealized appreciation (depreciation):
Net realized gain (loss) on investments:
Non-controlled/non-affiliated investments	4,575	1,672
Non-controlled/affiliated investments	—	1
Controlled/affiliated investments	1,264	—
Currency gains (losses) on non-investment assets and liabilities	(368)	(82)
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliated investments	(11,243)	17,916
Non-controlled/affiliated investments	614	646
Controlled/affiliated investments	8,057	(4,703)
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	2,265	(225)
Net realized and unrealized gain (loss) on investments and non-investment assets and liabilities	5,164	15,225
Net increase (decrease) in net assets resulting from operations	30,683	35,904
Preferred stock dividend	875	875
Net increase (decrease) in net assets resulting from operations attributable to Common Stockholders	$29,808	$35,029
Basic and diluted earnings per common share (Note 10)
Basic	$0.56	$0.64
Diluted	$0.53	$0.60
Weighted-average shares of common stock outstanding (Note 10)
Basic	52,892,054	55,039,010
Diluted	58,194,422	60,306,312
The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE SECURED LENDING, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollar amounts in thousands)
(unaudited)

	For the three month periods ended
	March 31, 2022	March 31, 2021
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$25,519	$20,679
Net realized gain (loss)	5,471	1,591
Net change in unrealized appreciation (depreciation) on investments	(2,572)	13,859
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	2,265	(225)
Net increase (decrease) in net assets resulting from operations	30,683	35,904
Capital transactions:
Repurchase of common stock	(7,008)	(5,570)
Dividends declared on preferred and common stock (Note 10)	(21,939)	(21,177)
Net increase (decrease) in net assets resulting from capital share transactions	(28,947)	(26,747)
Net increase (decrease) in net assets	1,736	9,157
Net Assets at beginning of period	948,804	901,363
Net Assets at end of period	$950,540	$910,520

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE SECURED LENDING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollar amounts in thousands)
(unaudited)

	For the three month periods ended
	March 31, 2022	March 31, 2021
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$30,683	$35,904
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	279	253
Net accretion of discount on investments	(2,338)	(2,026)
Paid-in-kind interest	(4,217)	(2,025)
Net realized (gain) loss on investments	(5,839)	(1,673)
Net realized currency (gain) loss on non-investment assets and liabilities	368	82
Net change in unrealized (appreciation) depreciation on investments	2,572	(13,859)
Net change in unrealized currency (gains) losses on non-investment assets and liabilities	(2,265)	225
Cost of investments purchased and change in payable for investments purchased	(110,079)	(134,935)
Proceeds from sales and repayments of investments and change in receivable for investments sold/repaid	146,912	153,722
Changes in operating assets:
Interest receivable	(4,273)	(726)
Dividend receivable	(690)	(1,044)
Prepaid expenses and other assets	(730)	3
Changes in operating liabilities:
Interest and credit facility fees payable	260	(12)
Base management and incentive fees payable	485	(502)
Administrative service fees payable	343	117
Other accrued expenses and liabilities	(670)	(1,235)
Net cash provided by (used in) operating activities	50,801	32,269
Cash flows from financing activities:
Repurchase of common stock	(7,008)	(5,570)
Borrowings on SPV Credit Facility and Credit Facility	58,500	40,286
Repayments of SPV Credit Facility and Credit Facility	(104,246)	(79,000)
Debt issuance costs paid	—	(122)
Dividends paid in cash	(21,609)	(20,789)
Net cash provided by (used in) financing activities	(74,363)	(65,195)
Net increase (decrease) in cash, cash equivalents and restricted cash	(23,562)	(32,926)
Cash, cash equivalents, and restricted cash, beginning of period	93,074	68,419
Cash, cash equivalents, and restricted cash, end of period	$69,512	$35,493
Supplemental disclosures:
Interest paid during the period	$7,106	$6,915
Taxes, including excise tax, paid during the period	$794	$626
Dividends declared on preferred stock and common stock during the period	$21,939	$21,177
The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE SECURED LENDING INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2022
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (63.8% of fair value)
Advanced Web Technologies Holding Company	^*	(2)(3)(14)	Containers, Packaging & Glass	L + 5.75%	6.75%	12/17/2020	12/17/2026	$9,383	$9,184	$9,428	0.99%
Airnov, Inc.	^*	(2)(3)(14)	Containers, Packaging & Glass	L + 5.00%	6.00%	12/20/2019	12/19/2025	2,047	2,019	2,045	0.21
Allied Universal Holdco LLC	^	(2)(3)	Business Services	L + 4.25%	4.75%	2/17/2021	7/10/2026	496	498	488	0.05
American Physician Partners, LLC	^*	(2)(3)(14)	Healthcare & Pharmaceuticals	L + 8.75%, 1.50% PIK	10.75%	1/7/2019	4/8/2022	28,012	28,013	28,013	2.95
Analogic Corporation	^*	(2)(3)(14)	Capital Equipment	L + 5.25%	6.25%	6/22/2018	6/22/2024	2,452	2,432	2,403	0.25
Applied Technical Services, LLC	^	(2)(3)(14)	Business Services	L + 5.75%	6.75%	12/29/2020	12/29/2026	529	519	529	0.06
Appriss Health, LLC	^	(2)(3)(14)	Healthcare & Pharmaceuticals	L + 7.25%	8.25%	5/6/2021	5/6/2027	43,247	42,437	42,448	4.47
Apptio, Inc.	^	(2)(3)(14)	Software	L + 7.25%	8.25%	1/10/2019	1/10/2025	6,131	6,051	6,131	0.64
Ascend Buyer, LLC	^*	(2)(3)(14)	Containers, Packaging & Glass	L + 5.75%	6.50%	9/30/2021	9/30/2028	12,806	12,546	12,506	1.32
Associations, Inc.	^	(2)(3)(14)	Construction & Building	L + 4.00%, 2.50% PIK	7.50%	7/2/2021	7/2/2027	12,612	12,499	12,284	1.29
Aurora Lux FinCo S.Á.R.L. (Luxembourg)	^*	(2)(3)(7)	Software	L + 6.00%	7.00%	12/24/2019	12/24/2026	32,406	31,814	29,408	3.09
Barnes & Noble, Inc.	^	(2)(3)(11)	Retail	L + 6.50%	9.31%	8/7/2019	12/20/2026	28,572	27,563	28,214	2.97
BlueCat Networks, Inc. (Canada)	*	(2)(3)(7)	High Tech Industries	L + 6.25%	7.25%	10/30/2020	10/30/2026	11,439	11,248	11,526	1.21
BMS Holdings III Corp.	^	(2)(3)(14)	Construction & Building	L + 5.50%	6.50%	9/30/2019	9/30/2026	—	(171)	(140)	(0.01)
Bubbles Bidco S.P.A. (Italy)	^	(2)(3)(7)(14)	Consumer Goods: Non-Durable	L + 9.25% (100% PIK)	9.25%	10/20/2021	10/20/2028	€4,700	5,307	4,996	0.53
Bubbles Bidco S.P.A. (Italy)	^	(2)(3)(7)(14)	Consumer Goods: Non-Durable	L + 6.25%	6.25%	10/20/2021	10/20/2028	€—	—	(30)	—
Captive Resources Midco, LLC	^*	(2)(3)(14)	Banking, Finance, Insurance & Real Estate	L + 5.50%	6.25%	6/30/2015	5/31/2027	10,223	10,111	10,102	1.06
Chartis Holding, LLC	^*	(2)(3)(14)	Business Services	L + 5.50%	6.60%	5/1/2019	5/1/2025	692	682	689	0.07
Chemical Computing Group ULC (Canada)	^*	(2)(3)(7)(14)	Software	L + 4.50%	5.50%	8/30/2018	8/30/2024	465	464	460	0.05
Chudy Group, LLC	^	(2)(3)(14)	Healthcare & Pharmaceuticals	L + 5.75%	6.75%	6/30/2021	6/30/2027	823	810	828	0.09
CircusTrix Holdings, LLC	^*	(2)(3)	Hotel, Gaming & Leisure	L + 5.50%, 2.50% PIK	9.00%	2/2/2018	1/16/2024	10,570	10,550	9,719	1.02
CircusTrix Holdings, LLC	^	(2)(3)	Hotel, Gaming & Leisure	L + 5.50%, 2.50% PIK	9.00%	1/8/2021	7/16/2023	700	643	701	0.07
Cobblestone Intermediate Holdco LLC	^	(2)(3)	Consumer Services	L + 5.50%	6.50%	1/29/2020	1/29/2026	721	716	718	0.07
Comar Holding Company, LLC	^*	(2)(3)(14)	Containers, Packaging & Glass	L + 5.75%	6.75%	6/18/2018	6/18/2024	26,375	26,112	25,510	2.68
Cority Software Inc. (Canada)	^*	(2)(3)(7)(14)	Software	L + 5.00%	6.00%	7/2/2019	7/2/2026	10,489	10,309	10,447	1.10
Cority Software Inc. (Canada)	^	(2)(3)(7)	Software	L + 7.00%	8.00%	9/3/2020	7/2/2026	1,874	1,830	1,890	0.20
DCA Investment Holding LLC	^*	(2)(3)(14)	Healthcare & Pharmaceuticals	SOFR + 6.00%	6.75%	3/11/2021	4/3/2028	13,328	13,153	13,136	1.38

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2022
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Derm Growth Partners III, LLC	^	(2)(3)(8)	Healthcare & Pharmaceuticals	L + 6.25%	7.25%	5/31/2016	5/31/2022	$55,807	$50,994	$41,077	4.32%
DermaRite Industries, LLC	^*	(2)(3)	Healthcare & Pharmaceuticals	L + 7.00% (100% PIK)	8.00%	3/3/2017	6/30/2023	20,357	20,357	16,894	1.78
Diligent Corporation	^	(2)(3)(14)	Telecommunications	L + 6.25%	7.25%	8/4/2020	8/4/2025	650	636	647	0.07
DTI Holdco, Inc.	^	(2)(3)	High Tech Industries	L + 4.75%	5.75%	12/18/2018	9/30/2023	1,928	1,885	1,896	0.20
Dwyer Instruments, Inc	^*	(2)(3)(14)	Capital Equipment	L + 5.50%	6.50%	7/21/2021	7/21/2027	2,271	2,207	2,260	0.24
Ellkay, LLC	^	(2)(3)(14)	Healthcare & Pharmaceuticals	L + 5.75%	6.75%	9/14/2021	9/14/2027	14,214	13,922	13,883	1.46
Emergency Communications Network, LLC	^*	(2)(3)	Telecommunications	L + 2.625%, 5.125% PIK	8.75%	6/1/2017	6/1/2023	25,537	25,487	22,144	2.33
EPS Nass Parent, Inc.	^	(2)(3)(14)	Utilities: Electric	L + 5.75%	6.75%	4/19/2021	4/19/2028	890	873	878	0.09
Ethos Veterinary Health LLC	^	(2)(3)	Consumer Services	L + 4.75%	5.21%	5/17/2019	5/15/2026	2,579	2,563	2,579	0.27
EvolveIP, LLC	^*	(2)(3)(14)(15)	Telecommunications	SOFR + 5.50%	6.50%	11/26/2019	6/7/2025	5,455	5,447	5,441	0.57
Flagship Intermediate Holdco, LLC	^*	(2)(3)(14)(15)	Consumer Services	SOFR + 5.50%	6.50%	2/18/2022	2/18/2028	12,155	11,445	11,432	1.20
Frontline Technologies Holdings, LLC	^*	(2)(3)	Software	L + 5.25%	6.25%	9/18/2017	9/18/2023	3,060	3,050	3,057	0.32
Greenhouse Software, Inc.	^	(2)(3)(14)	Software	L + 6.50%	7.50%	3/1/2021	3/1/2027	15,196	14,870	14,740	1.55
Hadrian Acquisition Limited (United Kingdom)	^	(2)(3)	Banking, Finance, Insurance & Real Estate	SONIA + 5.26%, 3.47% PIK	9.48%	2/28/2022	2/28/2029	£14,259	18,559	17,790	1.87
Hadrian Acquisition Limited (United Kingdom)	^	(2)(3)(14)	Banking, Finance, Insurance & Real Estate	SONIA + 5.00%, 2.75% PIK	8.50%	2/28/2022	2/28/2029	£413	330	407	0.04
Harbour Benefit Holdings, Inc.	^*	(2)(3)(14)	Business Services	L + 5.25%	6.25%	12/13/2017	12/13/2024	8,358	8,293	8,342	0.88
Heartland Home Services, Inc	^*	(2)(3)(14)	Consumer Services	L + 6.00%	7.00%	12/15/2020	12/15/2026	13,904	13,549	13,624	1.43
Hercules Borrower LLC	^*	(2)(3)(14)	Environmental Industries	L + 6.50%	7.50%	12/14/2020	12/14/2026	18,636	18,177	18,806	1.98
Higginbotham Insurance Agency, Inc.	^	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 5.50%	6.25%	11/25/2020	11/25/2026	4,966	4,906	4,925	0.52
Hoosier Intermediate, LLC	^*	(2)(3)(14)	Healthcare & Pharmaceuticals	L + 5.50%	6.50%	11/15/2021	11/15/2028	16,479	16,119	16,187	1.70
iCIMS, Inc.	^	(2)(3)	Software	L + 6.50%	7.50%	9/12/2018	9/12/2024	1,671	1,653	1,671	0.18
Individual FoodService Holdings, LLC	^*	(2)(3)(14)	Wholesale	L + 6.25%	7.56%	2/21/2020	11/22/2025	9,704	9,525	9,679	1.02
Infront Luxembourg Finance S.À R.L. (Luxembourg)	^	(2)(3)(7)	Hotel, Gaming & Leisure	L + 9.00%	9.00%	5/28/2021	5/28/2027	€8,250	9,785	8,876	0.93
Integrity Marketing Acquisition, LLC	*	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 5.75%	6.75%	1/15/2020	8/27/2025	4,908	4,860	4,800	0.50
Integrity Marketing Acquisition, LLC	^	(2)(3)(14)	Banking, Finance, Insurance & Real Estate	L + 5.50%	6.25%	1/15/2020	8/27/2025	—	(69)	(127)	(0.01)
Jeg's Automotive, LLC	^*	(2)(3)(14)	Automotive	L + 5.75%	6.75%	12/22/2021	12/22/2027	19,146	18,666	18,783	1.98

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2022
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
K2 Insurance Services, LLC	^*	(2)(3)(14)	Banking, Finance, Insurance & Real Estate	L + 5.00%	6.00%	7/3/2019	7/1/2026	$3,356	$3,299	$3,351	0.35%
Kaseya, Inc.	^	(2)(3)(14)	High Tech Industries	L + 5.50%, 1.00% PIK	7.50%	5/3/2019	5/3/2025	19,123	18,882	18,942	1.99
Lifelong Learner Holdings, LLC	^	(2)(3)(14)	Business Services	L + 5.75%	6.75%	10/18/2019	10/18/2026	26,149	25,787	24,107	2.54
LinQuest Corporation	*	(2)(3)	Aerospace & Defense	L + 5.75%	6.50%	7/28/2021	7/28/2028	9,950	9,767	9,701	1.02
Liqui-Box Holdings, Inc.	^	(2)(3)(14)	Containers, Packaging & Glass	L + 4.50%	5.50%	6/3/2019	6/3/2024	1,504	1,490	1,240	0.13
LVF Holdings, Inc.	^*	(2)(3)(14)	Beverage, Food & Tobacco	L + 6.25%	7.82%	6/10/2021	6/10/2027	41,524	40,689	39,359	4.14
Material Holdings, LLC	^*	(2)(3)(14)	Business Services	L + 5.75%	6.75%	8/19/2021	8/19/2027	7,043	6,886	6,753	0.71
Maverick Acquisition, Inc.	^*	(2)(3)(14)	Aerospace & Defense	L + 6.00%	7.00%	6/1/2021	6/1/2027	35,892	35,153	34,140	3.59
Medical Manufacturing Technologies, LLC	^*	(2)(3)(14)(15)	Healthcare & Pharmaceuticals	SOFR + 6.00%	7.00%	12/23/2021	12/23/2027	21,477	20,874	21,013	2.21
MMIT Holdings, LLC	^*	(2)(3)(14)	High Tech Industries	L + 6.25%	7.25%	9/15/2021	9/15/2027	10,937	10,717	10,697	1.13
National Technical Systems, Inc.	^	(2)(3)(14)	Aerospace & Defense	L + 5.50%	6.50%	10/28/2020	6/12/2023	1,164	1,151	1,158	0.12
NES Global Talent Finance US, LLC (United Kingdom)	^	(2)(3)(7)	Energy: Oil & Gas	L + 5.50%	6.50%	5/9/2018	5/11/2023	9,662	9,618	9,414	0.99
NMI AcquisitionCo, Inc.	^*	(2)(3)(14)	High Tech Industries	L + 5.75%	6.50%	9/6/2017	9/6/2025	40,229	40,004	39,672	4.17
Performance Health Holdings, Inc.	*	(2)(3)	Healthcare & Pharmaceuticals	L + 6.00%	7.00%	7/12/2021	7/12/2027	6,444	6,324	6,286	0.66
PF Atlantic Holdco 2, LLC	^*	(2)(3)(14)	Hotel, Gaming & Leisure	L + 6.00%	7.00%	11/12/2021	11/12/2027	27,654	26,900	27,037	2.84
PF Growth Partners, LLC	^*	(2)(3)	Hotel, Gaming & Leisure	L + 5.00%	6.00%	7/1/2019	7/11/2025	8,019	7,947	7,885	0.83
PPT Management Holdings, LLC	^	(2)(3)	Healthcare & Pharmaceuticals	L + 6.00%, 2.50% PIK	9.50%	12/15/2016	12/16/2022	28,454	28,424	23,576	2.48
Product Quest Manufacturing, LLC	^	(2)(3)(8)	Containers, Packaging & Glass	L + 6.75%	10.00%	9/21/2017	3/31/2021	840	840	840	0.09
Prophix Software Inc. (Canada)	^	(2)(3)(7)(14)	Software	L + 6.50%	7.50%	2/1/2021	2/1/2026	10,963	10,743	11,093	1.17
PXO Holdings I Corp.	^*	(2)(3)(14)(15)	Chemicals, Plastics & Rubber	SOFR + 5.50%	6.25%	3/8/2022	3/8/2028	14,790	14,406	14,402	1.52
Quantic Electronics, LLC	^*	(2)(3)(14)	Aerospace & Defense	L + 6.00%	7.00%	11/19/2020	11/19/2026	14,588	14,301	14,248	1.50
Quantic Electronics, LLC	^*	(2)(3)(14)	Aerospace & Defense	L + 6.00%	7.00%	3/1/2021	3/1/2027	8,860	8,647	8,604	0.91
QW Holding Corporation	^*	(2)(3)	Environmental Industries	L + 5.75%	6.75%	8/31/2016	8/31/2026	42,559	42,361	42,151	4.43
Redwood Services Group, LLC	^*	(2)(3)(14)	High Tech Industries	L + 6.00%	7.00%	11/13/2018	6/6/2024	30,814	30,388	30,429	3.20
Regency Entertainment, Inc.	^	(2)(3)	Media: Diversified & Production	L + 6.75%	7.75%	5/22/2020	10/22/2025	20,000	19,716	19,716	2.07
Riveron Acquisition Holdings, Inc.	*	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 5.75%	6.75%	5/22/2019	5/22/2025	11,372	11,240	11,372	1.20
RSC Acquisition, Inc.	^	(2)(3)(14)	Banking, Finance, Insurance & Real Estate	L + 5.50%	6.28%	11/1/2019	11/1/2026	8,407	8,274	8,042	0.85
Sapphire Convention, Inc.	^*	(2)(3)(14)	Telecommunications	L + 6.25%	7.25%	11/20/2018	11/20/2025	29,803	29,451	25,461	2.68

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2022
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Smarsh Inc.	^	(2)(3)(14)	Software	SOFR + 6.50%	7.25%	2/18/2022	2/18/2029	$6,530	$6,362	$6,359	0.67%
SPay, Inc.	^*	(2)(3)	Hotel, Gaming & Leisure	L + 2.30%, 6.95% PIK	10.25%	6/15/2018	6/17/2024	23,440	23,269	20,445	2.15
Speedstar Holding, LLC	^*	(2)(3)(14)	Automotive	L + 7.00%	8.00%	1/22/2021	1/22/2027	27,157	26,640	27,164	2.86
Tank Holding Corp.	^*	(2)(3)(14)(15)	Capital Equipment	SOFR + 6.00%	6.75%	3/31/2022	3/31/2028	37,931	37,140	37,139	3.90
TCFI Aevex LLC	^*	(2)(3)(14)	Aerospace & Defense	L + 6.00%	7.00%	3/18/2020	3/18/2026	11,132	10,953	9,015	0.95
Trafigura Trading LLC	^	(2)(3)(13)(14)	Metals & Mining	L + 8.40%	9.37%	7/26/2021	7/18/2022	4,174	4,213	4,250	0.45
Turbo Buyer, Inc.	^*	(2)(3)(14)	Automotive	L + 6.00%	7.00%	12/2/2019	12/2/2025	20,325	19,872	19,918	2.10
Unifrutti Financing PLC (Cyprus)	^	(7)	Beverage, Food & Tobacco	7.50%, 1.00% PIK	8.50%	9/15/2019	9/15/2026	€4,644	4,950	5,138	0.54
Unifrutti Financing PLC (Cyprus)	^	(7)	Beverage, Food & Tobacco	11.00% PIK	11.00%	10/22/2020	9/15/2026	€776	881	912	0.10
US INFRA SVCS Buyer, LLC	^	(2)(3)(14)	Environmental Industries	L + 6.50%	7.50%	4/13/2020	4/13/2026	9,382	8,949	8,436	0.89
USALCO, LLC	*	(2)(3)	Chemicals, Plastics & Rubber	L + 6.00%	7.00%	10/19/2021	10/19/2027	998	979	967	0.10
U.S. Legal Support, Inc.	^*	(2)(3)(14)(15)	Business Services	SOFR + 5.75%	6.75%	11/30/2018	11/30/2024	15,657	15,448	15,276	1.61
Westfall Technik, Inc.	^*	(2)(3)	Chemicals, Plastics & Rubber	L + 5.75%	6.75%	9/13/2018	9/13/2024	21,468	21,309	21,125	2.22
Westfall Technik, Inc.	^	(2)(3)	Chemicals, Plastics & Rubber	L + 6.25%	7.25%	7/1/2021	9/13/2024	4,945	4,857	4,888	0.51
Wineshipping.com LLC	^*	(2)(3)(14)	Beverage, Food & Tobacco	L + 5.75%	6.75%	10/29/2021	10/29/2027	14,425	14,090	14,074	1.48
Yellowstone Buyer Acquisition, LLC	^	(2)(3)	Consumer Goods: Durable	L + 5.75%	6.75%	9/13/2021	9/13/2027	448	439	435	0.05
YLG Holdings, Inc.	^	(2)(3)	Consumer Services	L + 5.25%	6.32%	9/30/2020	11/1/2025	1,976	1,927	1,976	0.21
First Lien Debt Total									$1,231,985	$1,193,346	125.54%

Second Lien Debt (16.2% of fair value)
11852604 Canada Inc. (Canada)	^	(2)(3)(7)	Healthcare & Pharmaceuticals	L + 9.50% (100% PIK)	10.50%	9/30/2021	9/30/2028	$6,767	$6,616	$6,597	0.69%
AI Convoy S.A.R.L (United Kingdom)	^	(2)(3)(7)	Aerospace & Defense	L + 8.25%	9.25%	1/17/2020	1/17/2028	24,814	24,372	25,806	2.71
Aimbridge Acquisition Co., Inc.	^	(2)(3)	Hotel, Gaming & Leisure	L + 7.50%	7.73%	2/1/2019	2/1/2027	9,241	9,128	8,575	0.90
AP Plastics Acquisition Holdings, LLC	^	(2)(3)	Chemicals, Plastics & Rubber	L + 7.50%	8.25%	8/10/2021	8/10/2029	33,680	32,807	33,714	3.55
AQA Acquisition Holdings, Inc.	^*	(2)(3)	High Tech Industries	L + 7.50%	8.50%	3/3/2021	3/3/2029	35,000	34,212	34,973	3.68
Blackbird Purchaser, Inc.	^	(2)(3)(14)	Capital Equipment	L + 7.50%	8.25%	12/14/2021	4/8/2027	13,791	13,441	13,109	1.38
Brave Parent Holdings, Inc.	^*	(2)(3)	Software	L + 7.50%	7.96%	10/3/2018	4/19/2026	18,197	17,930	18,197	1.91
Drilling Info Holdings, Inc.	^	(2)(3)	Energy: Oil & Gas	L + 8.25%	8.71%	2/11/2020	7/30/2026	18,600	18,230	18,786	1.98
Jazz Acquisition, Inc.	^	(2)(3)	Aerospace & Defense	L + 8.00%	8.46%	6/13/2019	6/18/2027	23,450	23,197	20,947	2.20

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2022
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Outcomes Group Holdings, Inc.	^*	(2)(3)	Business Services	L + 7.50%	7.85%	10/23/2018	10/26/2026	$1,731	$1,728	$1,731	0.18%
PAI Holdco, Inc.	^	(2)(3)	Automotive	L + 5.50%, 2.00% PIK	8.50%	10/28/2020	10/28/2028	13,878	13,529	13,945	1.47
Peraton Corp.	^*	(2)(3)	Aerospace & Defense	L + 7.75%	8.50%	2/24/2021	2/1/2029	11,941	11,776	11,798	1.24
Quartz Holding Company	^*	(2)(3)	Software	L + 8.00%	8.46%	4/2/2019	4/2/2027	7,048	6,948	7,048	0.74
Stonegate Pub Company Bidco Limited (United Kingdom)	^	(2)(3)(7)	Beverage, Food & Tobacco	SONIA + 8.50%	9.19%	3/12/2020	3/12/2028	£20,000	24,802	22,445	2.36
TruGreen Limited Partnership	^	(2)(3)	Consumer Services	L + 8.50%	9.25%	11/16/2020	11/2/2028	13,000	12,775	13,088	1.38
Watchfire Enterprises, Inc.	^	(2)(3)	Media: Advertising, Printing & Publishing	L + 8.00%	9.00%	10/2/2013	10/2/2024	7,000	7,000	7,000	0.74
World 50, Inc.	^	(9)	Business Services	11.50%	11.50%	1/10/2020	1/9/2027	18,552	18,228	17,784	1.87
WP CPP Holdings, LLC	^	(2)(3)	Aerospace & Defense	L + 7.75%	8.75%	7/18/2019	4/30/2026	29,500	29,303	28,659	3.02
Second Lien Debt Total									$306,022	$304,202	32.00%

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (4.2% of fair value)
ANLG Holdings, LLC	^	(6)	Capital Equipment	6/22/2018	592	$592	$729	0.08%
Appriss Health, LLC	^	(6)	Healthcare & Pharmaceuticals	5/6/2021	5	4,579	4,581	0.48
Atlas Ontario LP (Canada)	^	(6)(7)	Business Services	4/7/2021	5,114	5,114	5,114	0.54
Avenu Holdings, LLC	^	(6)	Sovereign & Public Finance	9/28/2018	172	173	558	0.06
Blackbird Holdco, Inc.	^	(6)	Capital Equipment	12/14/2021	10	9,813	9,822	1.03
Buckeye Parent, LLC	^	(6)	Automotive	12/22/2021	885	885	885	0.09
Chartis Holding, LLC	^	(6)	Business Services	5/1/2019	433	433	683	0.07
CIP Revolution Holdings, LLC	^	(6)	Media: Advertising, Printing & Publishing	8/19/2016	318	318	192	0.02
Cority Software Inc. (Canada)	^	(6)	Software	7/2/2019	250	250	579	0.06
Derm Growth Partners III, LLC	^	(6)	Healthcare & Pharmaceuticals	5/31/2016	1,000	1,000	—	—
Diligent Corporation	^	(6)	Telecommunications	4/5/2021	11	10,830	10,741	1.13
ECP Parent, LLC	^	(6)	Healthcare & Pharmaceuticals	3/29/2018	268	—	290	0.03
GB Vino Parent, L.P.	^	(6)	Beverage, Food & Tobacco	10/29/2021	4	351	351	0.04
Integrity Marketing Group, LLC	^	(6)	Banking, Finance, Insurance & Real Estate	12/21/2021	15,425	15,126	15,173	1.60
K2 Insurance Services, LLC	^	(6)	Banking, Finance, Insurance & Real Estate	7/3/2019	433	306	690	0.07
Legacy.com, Inc.	^	(6)	High Tech Industries	3/20/2017	1,500	1,500	1,178	0.12
Mailgun Technologies, Inc.	^	(6)	High Tech Industries	3/26/2019	51	—	367	0.04

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2022
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
North Haven Goldfinch Topco, LLC	^	(6)	Containers, Packaging & Glass	6/18/2018	2,315	$2,315	$1,881	0.20%
Pascal Ultimate Holdings, L.P	^	(6)	Capital Equipment	7/21/2021	36	364	364	0.04
Profile Holdings I, LP	^	(6)	Chemicals, Plastics & Rubber	3/8/2022	5	523	523	0.06
Sinch AB (Sweden)	^	(6)	High Tech Industries	3/26/2019	53	593	364	0.04
Tailwind HMT Holdings Corp.	^	(6)	Energy: Oil & Gas	11/17/2017	22	1,558	1,362	0.14
Tank Holding Corp.	^	(6)	Capital Equipment	3/26/2019	850	—	1,982	0.21
Titan DI Preferred Holdings, Inc.	^	(6)	Energy: Oil & Gas	2/11/2020	13,270	13,021	13,403	1.41
Turbo Buyer, Inc.	^	(6)	Automotive	12/2/2019	1,925	933	2,872	0.30
Unifrutti Financing PLC (Cyprus)	^	(6)	Beverage, Food & Tobacco	10/22/2020	1	494	666	0.07
Unifrutti Financing PLC (Cyprus)	^	(6)	Beverage, Food & Tobacco	10/22/2020	—	133	218	0.02
U.S. Legal Support Investment Holdings, LLC	^	(6)	Business Services	11/30/2018	641	641	942	0.10
W50 Parent LLC	^	(6)	Business Services	1/10/2020	500	190	752	0.08
Zenith American Holding, Inc.	^	(6)	Business Services	12/13/2017	1,564	782	1,437	0.15
Equity Investments Total						$72,817	$78,699	8.28%
Total investments—non-controlled/non-affiliated						$1,610,824	$1,576,247	165.83%

Investments—non-controlled/affiliated		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (1.6% of fair value)
Direct Travel, Inc.	^*	(2)(3)(8)(12)	Hotel, Gaming & Leisure	L + 1.00%, 7.50% PIK	9.50%	10/14/2016	10/1/2023	$36,711	$35,729	$28,040	2.95%
Direct Travel, Inc.	^	(2)(3)(12)(14)	Hotel, Gaming & Leisure	L + 6.00%	7.00%	10/1/2020	10/1/2023	2,731	2,603	2,731	0.29
First Lien Debt Total									$38,332	$30,771	3.24%

Investments—non-controlled/affiliated		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (0.0% of fair value)
Direct Travel, Inc.	^	(6)(12)	Hotel, Gaming & Leisure	10/1/2020	43	$—	$—	—%
Equity Investments Total						$—	$—	—%
Total investments—non-controlled/affiliated						$38,332	$30,771	3.24%

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2022
(dollar amounts in thousands)
(unaudited)

Investments—controlled/affiliated		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par Amount/ LLC Interest **	Cost	Fair Value (5)	% of Net Assets
Investment Funds (14.2% of fair value)
Middle Market Credit Fund II, LLC, Member's Interest	^	(7)(10)	Investment Funds	N/A	—%	11/3/2020	12/31/2030	$78,121	$78,096	$76,880	8.09%
Middle Market Credit Fund, LLC, Subordinated Loan and Member's Interest	^	(7)(10)	Investment Funds	N/A	—%	2/29/2016	12/31/2024	193,000	193,001	189,285	19.92
Middle Market Credit Fund, Mezzanine Loan	^	(2)(7)(9)(10)	Investment Funds	L + 9.00%	9.21%	6/30/2016	5/21/2022	—	—	—	—
Investment Funds Total									$271,097	$266,165	28.01%
Total investments—controlled/affiliated									$271,097	$266,165	28.01%
Total Investments									$1,920,253	$1,873,183	197.07%

^ Denotes that all or a portion of the assets are owned by Carlyle Secured Lending, Inc. (together with its consolidated subsidiaries, “we,” “us,” “our,” “CSL” or the “Company”). The Company has entered into a senior secured revolving credit facility (as amended, the “Credit Facility”). The lenders of the Credit Facility have a first lien security interest in substantially all of the portfolio investments held by the Company (see Note 7, Borrowings, to these consolidated financial statements). Accordingly, such assets are not available to creditors of Carlyle Direct Lending CLO 2015-1R LLC (formerly known as Carlyle GMS Finance MM CLO 2015-1 LLC) (the “2015-1 Issuer”).
* Denotes that all or a portion of the assets are owned by the Company's wholly owned subsidiary, the 2015-1 Issuer, and secure the notes issued in connection with a term debt securitization completed by the Company on June 26, 2015 (see Note 8, Notes Payable, to these consolidated financial statements). Accordingly, such assets are not available to the creditors of the Company.
** Par amount is denominated in USD (“$”) unless otherwise noted, as denominated in Euro (“€”) or British Pound (“£”).
(1)Unless otherwise indicated, issuers of debt and equity investments held by the Company are domiciled in the United States. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of March 31, 2022, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of March 31, 2022, the Company is not an “affiliated person” of any of these portfolio companies. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”), the Secured Overnight Financing Rate (“SOFR”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of March 31, 2022. As of March 31, 2022, the reference rates for our variable rate loans were the 30-day LIBOR at 0.45%, the 90-day LIBOR at 0.96%, the 180-day LIBOR at 1.47%, the 30-day SOFR at 0.30%, and the 90-day SOFR at 0.68%.
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
(6)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of March 31, 2022, the aggregate fair value of these securities is $78,699, or 8.28% of the Company’s net assets.
(7)The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(8)Loan was on non-accrual status as of March 31, 2022.
(9)Represents a corporate mezzanine loan, which is subordinated to senior secured term loans of the portfolio company/investment fund.

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2022
(dollar amounts in thousands)
(unaudited)
(10)Under the Investment Company Act, the Company is deemed to be an “affiliated person” of and “control” this investment fund because the Company owns more than 25% of the investment fund’s outstanding voting securities and/or has the power to exercise control over management or policies of such investment fund. See Note 5, Middle Market Credit Fund, LLC, and Note 6, Middle Market Credit Fund II, LLC, to these consolidated financial statements for more details. Transactions related to investments in controlled affiliates for the three month period ended March 31, 2022, were as follows:

Investments—controlled/affiliated	Fair Value as of December 31, 2021	Additions/Purchases	Reductions/Sales/ Paydowns	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of March 31, 2022	Dividend and Interest Income
Middle Market Credit Fund, LLC, Mezzanine Loan	$—	$—	$—	$—	$—	$—	$—
Middle Market Credit Fund, LLC, Subordinated Loan and Member’s Interest	184,141	—	—	—	5,144	189,285	5,000
Middle Market Credit Fund II LLC, Member's Interest	77,958	—	—	—	(1,078)	76,880	2,524
Total investments—controlled/affiliated	$262,099	$—	$—	$—	$4,066	$266,165	$7,524

Investments—controlled/affiliated	Fair Value as of December 31, 2021	Additions/Purchases	Reductions/Sales/ Paydowns	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of March 31, 2022	Dividend and Interest Income
SolAero Technologies Corp. (Priority Term Loan)	$2,251	$—	$(2,251)	$—	$—	$—	$8
SolAero Technologies Corp. (A1 Term Loan)	2,850	—	(3,166)	—	316	—	1,031
SolAero Technologies Corp. (A2 Term Loan)	7,835	—	(8,707)	—	872	—	2,834
Solaero Technology Corp. (Equity)	—	—	(4,003)	1,189	2,814	—	—
Total investments—controlled/affiliated	$12,936	$—	$(18,127)	$1,189	$4,002	$—	$3,873
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
(12)    Under the Investment Company Act, the Company is deemed an “affiliated person” of this portfolio company because the Company owns 5% or more of the portfolio company's outstanding voting securities. Transactions related to the portfolio company during the three month period ended March 31, 2022 were as follows:

Investments—non-controlled/affiliated	Fair Value as of December 31, 2021	Additions/Purchases	Reductions/Sales/ Paydowns	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of March 31, 2022	Dividend and Interest Income
Direct Travel, Inc.	$27,555	$—	$(131)	$—	$616	$28,040	$—
Direct Travel, Inc.	2,731	—	—	—	—	2,731	48
Direct Travel, Inc. (Equity)	—	—	—	—	—	—	—
Total investments—non-controlled/affiliated	$30,286	$—	$(131)	$—	$616	$30,771	$48

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2022
(dollar amounts in thousands)
(unaudited)
(13)The investment is secured by receivables purchased from the portfolio company, with an implied discount of 9.37%. The investment was made via a tranched participation arrangement between the purchaser of such receivables and the Company. The investment has a secondary priority behind the rights of such purchaser.
(14)As of March 31, 2022, the Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
First and Second Lien Debt—unfunded delayed draw and revolving term loans commitments
Advanced Web Technologies Holding Company	Delayed Draw	1.00%	$1,602	$6
Advanced Web Technologies Holding Company	Revolver	0.50	854	3
Airnov, Inc.	Revolver	0.50	688	—
American Physician Partners, LLC	Revolver	0.50	550	—
Analogic Corporation	Revolver	0.50	48	(1)
Applied Technical Services, LLC	Revolver	0.50	45	—
Appriss Health, LLC	Revolver	0.50	2,963	(51)
Apptio, Inc.	Revolver	0.50	1,420	—
Ascend Buyer, LLC	Revolver	0.50	1,070	(25)
Associations, Inc.	Revolver	0.50	723	(18)
Blackbird Purchaser, Inc.	Delayed Draw	1.00	4,597	(171)
BMS Holdings III Corp.	Delayed Draw	1.00	9,688	(140)
Bubbles Bidco S.P.A. (Italy)	Delayed Draw	2.80	€873	(24)
Bubbles Bidco S.P.A. (Italy)	Revolver	—	€537	(7)
Captive Resources Midco, LLC	Revolver	0.50	2,143	(21)
Chartis Holding, LLC	Revolver	0.50	217	(1)
Chemical Computing Group ULC (Canada)	Revolver	0.50	29	—
Chudy Group, LLC	Delayed Draw	1.00	138	1
Chudy Group, LLC	Revolver	0.50	34	—
Comar Holding Company, LLC	Revolver	0.50	2,935	(87)
Cority Software Inc. (Canada)	Revolver	0.50	3,000	(9)
DCA Investment Holding, LLC	Delayed Draw	1.00	809	(11)
DCA Investment Holding, LLC	Delayed Draw	1.00	428	(6)
Diligent Corporation	Revolver	0.50	47	—
Direct Travel, Inc.	Delayed Draw	0.50	1,657	—
Dwyer Instruments, Inc	Delayed Draw	1.00	1,003	(3)
Dwyer Instruments, Inc	Revolver	0.50	599	(2)
Ellkay, LLC	Revolver	0.50	1,786	(37)
EPS Nass Parent, Inc.	Delayed Draw	1.00	85	(1)
EPS Nass Parent, Inc.	Revolver	0.50	20	—
EvolveIP, LLC	Revolver	0.50	798	(2)
Flagship Intermediate Holdco, LLC	Delayed Draw	1.00	23,999	(480)

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2022
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
Greenhouse Software, Inc.	Revolver	0.50%	$1,471	$(40)
Hadrian Acquisition Limited	Delayed Draw	2.30	£5,216	(119)
Harbour Benefit Holdings, Inc.	Revolver	0.50	3,180	(4)
Heartland Home Services, Inc	Delayed Draw	1.00	303	(1)
Heartland Home Services, Inc	Delayed Draw	—	22,349	(253)
Heartland Home Services, Inc	Revolver	0.50	572	(1)
Hercules Borrower LLC	Revolver	0.50	1,929	16
Hoosier Intermediate, LLC	Revolver	0.50	2,400	(37)
Individual FoodService Holdings, LLC	Delayed Draw	1.00	791	(3)
Individual FoodService Holdings, LLC	Revolver	0.50	607	—
Integrity Marketing Acquisition, LLC	Delayed Draw	1.00	5,000	(127)
Jeg's Automotive, LLC	Delayed Draw	1.00	4,167	(61)
Jeg's Automotive, LLC	Revolver	0.50	1,615	(23)
K2 Insurance Services, LLC	Revolver	0.50	1,120	(1)
Kaseya, Inc.	Delayed Draw	1.00	484	(4)
Kaseya, Inc.	Revolver	0.50	1,543	(13)
Lifelong Learner Holdings, LLC	Revolver	0.50	2	—
Liqui-Box Holdings, Inc.	Revolver	0.50	1,126	(113)
LVF Holdings, Inc.	Delayed Draw	1.00	4,670	(214)
LVF Holdings, Inc.	Revolver	0.50	1,109	(51)
Material Holdings, LLC	Delayed Draw	—	1,916	(58)
Material Holdings, LLC	Revolver	1.00	652	(20)
Maverick Acquisition, Inc.	Delayed Draw	1.00	4,679	(196)
Maverick Acquisition, Inc.	Delayed Draw	1.00	1,290	(54)
Medical Manufacturing Technologies, LLC	Delayed Draw	1.00	8,264	(122)
Medical Manufacturing Technologies, LLC	Revolver	0.50	1,612	(24)
MMIT Holdings, LLC	Revolver	0.50	980	(20)
National Technical Systems, Inc.	Revolver	0.50	835	(2)
NMI AcquisitionCo, Inc.	Revolver	0.50	1,280	(18)
PF Atlantic HoldCo 2, LLC	Delayed Draw	0.80	9,517	(147)
PF Atlantic HoldCo 2, LLC	Revolver	0.50	2,759	(43)
Prophix Software Inc. (Canada)	Revolver	0.50	1,993	20
PXO Holdings I Corp.	Delayed Draw	1.00	3,287	(66)
PXO Holdings I Corp.	Revolver	0.50	1,315	(26)
Quantic Electronics, LLC	Delayed Draw	1.00	3,164	(67)
Quantic Electronics, LLC	Revolver	0.50	557	(12)

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2022
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
Quantic Electronics, LLC	Revolver	0.50%	$824	$(18)
Redwood Services Group, LLC	Delayed Draw	1.00	10,364	(97)
RSC Acquisition, Inc.	Delayed Draw	0.50	2,288	(75)
RSC Acquisition, Inc.	Revolver	0.50	462	(15)
Sapphire Convention, Inc.	Revolver	0.50	2,652	(355)
Smarsh Inc.	Delayed Draw	1.00	1,633	(33)
Smarsh Inc.	Revolver	0.50	408	(8)
Speedstar Holding, LLC	Delayed Draw	1.00	3,775	1
Tank Holding Corp.	Revolver	0.50	1,655	(33)
TCFI Aevex LLC	Delayed Draw	1.00	1,835	(295)
TCFI Aevex LLC	Delayed Draw	1.00	214	(34)
Trafigura Trading LLC	Revolver	0.50	5,722	(43)
Turbo Buyer, Inc.	Delayed Draw	1.00	4,944	(76)
Turbo Buyer, Inc.	Revolver	0.50	1,217	(19)
US INFRA SVCS Buyer, LLC	Delayed Draw	1.00	22,234	(665)
U.S. Legal Support, Inc.	Delayed Draw	0.50	2,139	(43)
U.S. Legal Support, Inc.	Revolver	0.50	214	(4)
U.S. Legal Support, Inc.	Revolver	0.50	970	(19)
Wineshipping.com LLC	Delayed Draw	1.00	1,986	(39)
Wineshipping.com LLC	Revolver	0.50	1,430	(28)
Total unfunded commitments			$237,896	$(4,889)

(15)Loans include a credit spread adjustment that ranges from 0.10% to 0.43%

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2022
(dollar amounts in thousands)
(unaudited)
As of March 31, 2022, investments at fair value consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$1,270,317	$1,224,117	65.4%
Second Lien Debt	306,022	304,202	16.2
Equity Investments	72,817	78,699	4.2
Investment Funds	271,097	266,165	14.2
Total	$1,920,253	$1,873,183	100.0%
The rate type of debt investments at fair value as of March 31, 2022 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value of First and Second Lien Debt
Floating Rate	$1,552,280	$1,504,485	98.4%
Fixed Rate	24,059	23,834	1.6
Total	$1,576,339	$1,528,319	100.0%

The industry composition of investments at fair value as of March 31, 2022 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$168,620	$164,076	8.8%
Automotive	80,525	83,567	4.5
Banking, Finance, Insurance & Real Estate	76,942	76,525	4.1
Beverage, Food & Tobacco	86,390	83,163	4.5
Business Services	85,229	84,627	4.6
Capital Equipment	65,989	67,808	3.6
Chemicals, Plastics & Rubber	74,881	75,619	4.0
Construction & Building	12,328	12,144	0.6
Consumer Goods: Durable	439	435	—
Consumer Goods: Non-Durable	5,307	4,966	0.3
Consumer Services	42,975	43,417	2.3
Containers, Packaging & Glass	54,506	53,450	2.9
Energy: Oil & Gas	42,427	42,965	2.3
Environmental Industries	69,487	69,393	3.7
Healthcare & Pharmaceuticals	253,622	234,809	12.5
High Tech Industries	149,429	150,044	8.0
Hotel, Gaming & Leisure	126,554	114,009	6.1
Investment Funds	271,097	266,165	14.2
Media: Advertising, Printing & Publishing	7,318	7,192	0.4
Media: Diversified & Production	19,716	19,716	1.1
Metals & Mining	4,213	4,250	0.2

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2022
(dollar amounts in thousands)
(unaudited)

Industry	Amortized Cost	Fair Value	% of Fair Value
Retail	$27,563	$28,214	1.5%
Software	112,274	111,080	5.9
Sovereign & Public Finance	173	558	—
Telecommunications	71,851	64,434	3.4
Utilities: Electric	873	878	—
Wholesale	9,525	9,679	0.5
	$1,920,253	$1,873,183	100.0%
The geographical composition of investments at fair value as of March 31, 2022 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Canada	$46,574	$47,706	2.5%
Cyprus	6,458	6,934	0.4
Italy	5,307	4,966	0.3
Luxembourg	41,599	38,284	2.0
Sweden	593	364	—
United Kingdom	77,681	75,862	4.0
United States	1,742,041	1,699,067	90.8
Total	$1,920,253	$1,873,183	100.0%

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE SECURED LENDING, INC.
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

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
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

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
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

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
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

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2021
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value(5)	% of Net Assets
Watchfire Enterprises, Inc.	^	(2)(3)	Media: Advertising, Printing & Publishing	L + 8.25%	9.25%	10/2/2013	10/2/2024	$7,000	$7,000	$7,000	0.74%
World 50, Inc.	^	(9)	Business Services	11.50%	11.50%	1/10/2020	1/9/2027	18,552	18,215	18,405	1.94
WP CPP Holdings, LLC	^	(2)(3)	Aerospace & Defense	L + 7.75%	8.75%	7/18/2019	4/30/2026	29,500	29,293	28,689	3.02
Second Lien Debt Total									$341,538	$341,776	36.02%

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (4.0% of fair value)
ANLG Holdings, LLC	^	(6)	Capital Equipment	6/22/2018	592	$592	$821	0.09%
Appriss Health, LLC	^	(6)	Healthcare & Pharmaceuticals	5/6/2021	5	4,457	4,662	0.49
Atlas Ontario LP (Canada)	^	(6)(7)	Business Services	4/7/2021	5,114	5,114	5,114	0.54
Avenu Holdings, LLC	^	(6)	Sovereign & Public Finance	9/28/2018	172	172	491	0.05
Blackbird Holdco, Inc.	^	(6)	Capital Equipment	12/14/2021	10	9,461	9,461	1.00
Buckeye Parent, LLC	^	(6)	Automotive	12/22/2021	885	885	885	0.09
Chartis Holding, LLC	^	(6)	Business Services	5/1/2019	433	430	691	0.07
CIP Revolution Holdings, LLC	^	(6)	Media: Advertising, Printing & Publishing	8/19/2016	318	318	205	0.02
Cority Software Inc. (Canada)	^	(6)	Software	7/2/2019	250	250	454	0.05
Derm Growth Partners III, LLC	^	(6)	Healthcare & Pharmaceuticals	5/31/2016	1,000	1,000	—	—
Diligent Corporation	^	(6)	Telecommunications	4/5/2021	11	10,269	10,256	1.08
ECP Parent, LLC	^	(6)	Healthcare & Pharmaceuticals	3/29/2018	268	—	290	0.03
GB Vino Parent, L.P.	^	(6)	Beverage, Food & Tobacco	10/29/2021	4	351	351	0.04
Integrity Marketing Group, LLC	^	(6)	Banking, Finance, Insurance & Real Estate	12/21/2021	15,039	14,739	14,738	1.55
K2 Insurance Services, LLC	^	(6)	Banking, Finance, Insurance & Real Estate	7/3/2019	433	306	652	0.07
Legacy.com, Inc.	^	(6)	High Tech Industries	3/20/2017	1,500	1,500	1,178	0.12
Mailgun Technologies, Inc.	^	(6)	High Tech Industries	3/26/2019	104	—	1,328	0.14
North Haven Goldfinch Topco, LLC	^	(6)	Containers, Packaging & Glass	6/18/2018	2,315	2,315	2,412	0.25
Pascal Ultimate Holdings, L.P	^	(6)	Capital Equipment	7/21/2021	36	364	364	0.04
Tailwind HMT Holdings Corp.	^	(6)	Energy: Oil & Gas	11/17/2017	22	1,558	1,719	0.18
Tank Holding Corp.	^	(6)	Capital Equipment	3/26/2019	850	482	1,261	0.13
Titan DI Preferred Holdings, Inc.	^	(6)	Energy: Oil & Gas	2/11/2020	12,843	12,587	12,971	1.37
Turbo Buyer, Inc.	^	(6)	Automotive	12/2/2019	1,925	933	2,773	0.29
Unifrutti Financing PLC (Cyprus)	^	(6)	Beverage, Food & Tobacco	10/22/2020	—	481	648	0.07
Unifrutti Financing PLC (Cyprus)	^	(6)	Beverage, Food & Tobacco	10/22/2020	1	133	209	0.02

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2021
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
USLS Acquisition, Inc.	^	(6)	Business Services	11/30/2018	641	$641	$940	0.10%
W50 Parent LLC	^	(6)	Business Services	1/10/2020	500	190	763	0.08
Zenith American Holding, Inc.	^	(6)	Business Services	12/13/2017	1,564	782	1,456	0.15
Equity Investments Total						$70,310	$77,093	8.13%
Total investments—non-controlled/non-affiliated						$1,631,067	$1,607,731	169.45%

Investments—non-controlled/affiliated		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (1.6% of fair value)
Direct Travel, Inc.	^*	(2)(3)(8)(12)	Hotel, Gaming & Leisure	L + 1.00%, 7.50% PIK	9.50%	10/14/2016	10/1/2023	$36,711	$35,859	$27,555	2.9%
Direct Travel, Inc.	^	(2)(3)(12)(14)	Hotel, Gaming & Leisure	L + 6.00%	7.00%	10/1/2020	10/1/2023	2,731	2,603	2,731	0.29
First Lien Debt Total									$38,462	$30,286	3.19%

Investments—non-controlled/affiliated		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (0.0% of fair value)
Direct Travel, Inc.	^	(6)(12)	Hotel, Gaming & Leisure	10/1/2020	43	$—	$—	—%
Equity Investments Total					43	$—	$—	—%
Total investments—non-controlled/affiliated						$38,462	$30,286	3.19%

Investments—controlled/affiliated		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (0.7% of fair value)
SolAero Technologies Corp. (A1 Term Loan)	^	(2)(3)(8)(10)	Telecommunications	L + 8.00% (100% PIK)	9.00%	4/12/2019	10/12/2022	$3,166	$3,166	$2,850	0.30%
SolAero Technologies Corp. (A2 Term Loan)	^	(2)(3)(8)(10)	Telecommunications	L + 8.00% (100% PIK)	9.00%	4/12/2019	10/12/2022	8,707	8,707	7,835	0.83
SolAero Technologies Corp. (Priority Facilities)	^	(2)(3)(10)(14)	Telecommunications	L + 6.00%	7.00%	4/12/2019	10/12/2022	2,251	2,240	2,251	0.24
First Lien Debt Total									$14,113	$12,936	1.36%

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
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

^ Denotes that all or a portion of the assets are owned by Carlyle Secured Lending, Inc. (together with its consolidated subsidiaries, “we,” “us,” “our,” “CSL” or the “Company”). The Company has entered into a senior secured revolving credit facility (as amended, the “Credit Facility”). The lenders of the Credit Facility have a first lien security interest in substantially all of the portfolio investments held by the Company (see Note 7, Borrowings, to these consolidated financial statements). Accordingly, such assets are not available to creditors of Carlyle Direct Lending CLO 2015-1R LLC (formerly known as Carlyle GMS Finance MM CLO 2015-1 LLC) (the “2015-1 Issuer”).
* Denotes that all or a portion of the assets are owned by the Company's wholly owned subsidiary, the 2015-1 Issuer, and secure the notes issued in connection with a term debt securitization completed by the Company on June 26, 2015 (see Note 8, Notes Payable, to these consolidated financial statements). Accordingly, such assets are not available to the creditors of the Company.
** Par amount is denominated in USD (“$”) unless otherwise noted, as denominated in Euro (“€”) or British Pound (“£”)
(1)Unless otherwise indicated, issuers of debt and equity investments held by the Company are domiciled in the United States. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of December 31, 2021, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2021, the Company is not an “affiliated person” of any of these portfolio companies. Certain portfolio company investments are subject to contractual restrictions on sales.
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

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2021
(dollar amounts in thousands)
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
(10)Under the Investment Company Act, the Company is deemed to be an “affiliated person” of and “control” this investment fund because the Company owns more than 25% of the investment fund’s outstanding voting securities and/or has the power to exercise control over management or policies of such investment fund. See Notes 5, Middle Market Credit Fund, LLC and 6, Middle Market Credit Fund II, LLC, to these consolidated financial statements for more details. Transactions related to investments in controlled affiliates for the year ended December 31, 2021, were as follows:

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
(12)Under the Investment Company Act, the Company is deemed an “affiliated person” of this portfolio company because the Company owns 5% or more of the portfolio company’s outstanding voting securities. Transactions related to the portfolio company during the year ended December 31, 2021 were as follows:

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

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2021
(dollar amounts in thousands)

(13)The investment is secured by receivables purchased from the portfolio company, with an implied discount of 8.75%. The investment was made via a tranched participation arrangement between the purchaser of such receivables and the Company. The investment has a secondary priority behind the rights of such purchaser.
(14)As of December 31, 2021, the Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
First and Second Lien Debt—unfunded delayed draw and revolving term loans commitments
Advanced Web Technologies Holding Company	Delayed Draw	1.00%	$2,723	$27
Advanced Web Technologies Holding Company	Delayed Draw	1.00	1,051	11
Advanced Web Technologies Holding Company	Revolver	0.50	906	9
Airnov, Inc.	Revolver	0.50	875	—
American Physician Partners, LLC	Revolver	0.50	550	—
Analogic Corporation	Revolver	0.50	72	(1)
Applied Technical Services, LLC	Revolver	0.50	40	—
Appriss Health, LLC	Revolver	0.50	2,963	3
Apptio, Inc.	Revolver	0.50	1,420	—
Ascend Buyer, LLC	Revolver	0.50	1,070	(17)
Associations, Inc.	Revolver	0.50	723	2
Blackbird Purchaser, Inc.	Delayed Draw	1.00	4,597	(92)
BMS Holdings III Corp.	Delayed Draw	1.00	9,688	(149)
Bubbles Bidco S.P.A. (Italy)	Delayed Draw	2.80	€873	(30)
Bubbles Bidco S.P.A. (Italy)	Delayed Draw	—	€537	(9)
Captive Resources Midco, LLC	Revolver	0.50	2,143	(12)
Chartis Holding, LLC	Revolver	0.50	217	—
Chemical Computing Group ULC (Canada)	Revolver	0.50	29	—
Chudy Group, LLC	Delayed Draw	1.00	138	2
Chudy Group, LLC	Revolver	0.50	34	1
Comar Holding Company, LLC	Revolver	0.50	2,935	(59)
Cority Software Inc. (Canada)	Revolver	0.50	3,000	(1)
DCA Investment Holding, LLC	Delayed Draw	1.00	1,495	(8)
DermaRite Industries, LLC	Revolver	0.50	579	(103)
Diligent Corporation	Delayed Draw	1.00	110	2
Diligent Corporation	Revolver	0.50	47	1
Direct Travel, Inc.	Delayed Draw	0.50	1,657	—
Dwyer Instruments, Inc	Delayed Draw	1.00	1,003	(3)
Dwyer Instruments, Inc	Revolver	0.50	411	(1)
Ellkay, LLC	Revolver	0.50	1,786	(36)
EPS Nass Parent, Inc.	Delayed Draw	1.00	85	(1)
EPS Nass Parent, Inc.	Revolver	0.50	25	—

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2021
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
EvolveIP, LLC	Revolver	0.50	798	(4)
Greenhouse Software, Inc.	Revolver	0.50	1,471	(29)
Harbour Benefit Holdings, Inc.	Revolver	0.50	2,120	(21)
Heartland Home Services, Inc	Delayed Draw	1.00	6,902	27
Heartland Home Services, Inc	Revolver	0.50%	598	2
Hercules Borrower LLC	Revolver	0.50	2,160	43
Hoosier Intermediate, LLC	Revolver	0.50	2,400	(48)
Individual FoodService Holdings, LLC	Delayed Draw	1.00	48	—
Individual Foodservice Holdings, LLC	Delayed Draw	1.00	890	3
Individual FoodService Holdings, LLC	Delayed Draw	1.00	188	—
Individual FoodService Holdings, LLC	Revolver	0.50	706	—
Integrity Marketing Acquisition, LLC	Delayed Draw	—	5,000	(51)
Jeg's Automotive, LLC	Delayed Draw	1.00	6,667	(133)
Jeg's Automotive, LLC	Revolver	0.50	3,333	(67)
K2 Insurance Services, LLC	Revolver	0.50	1,120	(2)
Kaseya, Inc.	Delayed Draw	1.00	585	(3)
Kaseya, Inc.	Revolver	0.50	1,543	(9)
Lifelong Learner Holdings, LLC	Revolver	0.50	2	—
Liqui-Box Holdings, Inc.	Revolver	0.50	1,140	(113)
LVF Holdings, Inc.	Delayed Draw	1.00	4,670	(116)
LVF Holdings, Inc.	Revolver	0.50	1,459	(36)
Material Holdings, LLC	Delayed Draw	—	1,916	(21)
Material Holdings, LLC	Revolver	1.00	806	(9)
Maverick Acquisition, Inc.	Delayed Draw	1.00	4,679	(101)
Maverick Acquisition, Inc.	Delayed Draw	1.00	1,290	(28)
Medical Manufacturing Technologies, LLC	Delayed Draw	1.00	8,264	(165)
Medical Manufacturing Technologies, LLC	Revolver	0.50	1,859	(37)
MMIT Holdings, LLC	Revolver	0.50	857	(17)
National Technical Systems, Inc.	Revolver	0.50	835	—
NMI AcquisitionCo, Inc.	Revolver	0.50	1,280	(16)
PF Atlantic HoldCo 2, LLC	Delayed Draw	0.75	9,517	(190)
PF Atlantic HoldCo 2, LLC	Revolver	0.50	2,759	(55)
Prophix Software Inc. (Canada)	Revolver	0.50	1,993	20
Quantic Electronics, LLC	Revolver	0.50	557	(7)
Quantic Electronics, LLC	Delayed Draw	1.00	3,164	(41)
Quantic Electronics, LLC	Revolver	0.50	824	(11)
RSC Acquisition, Inc.	Delayed Draw	0.50	2,435	9

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2021
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
RSC Acquisition, Inc.	Revolver	0.50	215	1
Sapphire Convention, Inc.	Revolver	0.50	2,561	(345)
SolAero Technologies Corp. (Priority Facilities)	Revolver	0.50	984	—
SolAero Technologies Corp. (Priority Facilities)	Revolver	0.50	1,084	—
Speedstar Holding, LLC	Delayed Draw	1.00%	3,775	38
Superior Health Linens, LLC	Revolver	0.50	417	—
TCFI Aevex LLC	Delayed Draw	1.00	1,835	(263)
TCFI Aevex LLC	Delayed Draw	1.00	214	(31)
The Leaders Romans Bidco Limited (United Kingdom)	Delayed Draw	1.60	£1,902	399
Trafigura Trading LLC	Revolver	0.50	7,762	(133)
Turbo Buyer, Inc.	Revolver	0.50	1,217	(24)
US INFRA SVCS Buyer, LLC	Delayed Draw	1.00	22,234	(527)
US INFRA SVCS Buyer, LLC	Revolver	0.50	263	(6)
USLS Acquisition, Inc.	Revolver	0.50	1,135	(12)
Wineshipping.com LLC	Delayed Draw	1.00	1,986	(39)
Wineshipping.com LLC	Revolver	0.50	1,430	(28)
Total unfunded commitments			$180,498	$(2,660)

As of December 31, 2021, investments at fair value consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$1,271,794	$1,232,084	64.4%
Second Lien Debt	341,538	341,776	17.9
Equity Investments	73,125	77,093	4.0
Investment Funds	271,096	262,099	13.7
Total	$1,957,553	$1,913,052	100.0%

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2021
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

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
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

CARLYLE SECURED LENDING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
As of March 31, 2022
(dollar amounts in thousands, except per share data)
1. ORGANIZATION
Carlyle Secured Lending, Inc. (together with its consolidated subsidiaries, “we,” “us,” “our,” “CSL” or the “Company”) is a Maryland corporation formed on February 8, 2012, and structured as an externally managed, non-diversified closed-end investment company. The Company is managed by its investment adviser, Carlyle Global Credit Investment Management L.L.C. (“CGCIM” or “Investment Adviser”), a wholly owned subsidiary of The Carlyle Group Inc. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). In addition, the Company has elected to be treated, and intends to continue to comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (together with the rules and regulations promulgated thereunder, the “Code”).
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
On May 2, 2013, the Company completed its initial closing of capital commitments (the “Initial Closing”) and subsequently commenced substantial investment operations. Effective March 15, 2017, the Company changed its name from “Carlyle GMS Finance, Inc.” to “TCG BDC, Inc.” On June 19, 2017, the Company closed its initial public offering, issuing 9,454,200 shares of its common stock (including shares issued pursuant to the exercise of the underwriters’ over-allotment option on July 5, 2017) at a public offering price of $18.50 per share. Net of underwriting costs, the Company received cash proceeds of $169,488. Shares of common stock of the Company began trading on the Nasdaq Global Select Market under the symbol “CGBD” on June 14, 2017.
Effective April 12, 2022, the Company changed its name from “TCG BDC, Inc.” to “Carlyle Secured Lending, Inc,.”
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
On May 5, 2020, the Company issued and sold 2,000,000 shares of cumulative convertible preferred stock, par value $0.01 per share (the “Preferred Stock”), to an affiliate of Carlyle in a private placement at a price of $25 per share. See Note 10, Net Assets, for further information about the Preferred Stock.
On November 3, 2020, the Company and Cliffwater Corporate Lending Fund (“CCLF”), an investment vehicle managed by Cliffwater LLC, entered into a limited liability company agreement to co-manage Middle Market Credit Fund II, LLC (“Credit Fund II”). Credit Fund II invests in senior secured loans of middle market companies. Credit Fund II is managed by a four-member board of managers, on which the Company and CCLF each have equal representation. The Company and CCLF have approximately 84.13% and 15.87% economic ownership of Credit Fund II, respectively. The Company contributed certain senior secured debt investments with an aggregate principal balance of approximately $250 million to Credit Fund II in exchange for its 84.13% economic interest and gross cash proceeds of approximately $170 million. See Note 6, Middle Market Credit Fund II, LLC, to these consolidated financial statements for details.
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
2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The Company is an investment company for the purposes of accounting and financial reporting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC 946”). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, the SPV and the 2015-1 Issuer. All significant intercompany balances and transactions have been eliminated. U.S. GAAP for an investment company requires investments to be recorded at fair value. The carrying value for all other assets and liabilities approximates their fair value.

The interim financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of consolidated financial statements for the interim periods presented have been included. These adjustments are of a normal, recurring nature. This Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2021. The results of operations for the three month period ended March 31, 2022 are not necessarily indicative of the operating results to be expected for the full year.
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
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash consist of demand deposits and highly liquid investments (e.g., money market funds, U.S. treasury notes) with original maturities of three months or less. Cash equivalents are carried at amortized cost, which approximates fair value. The Company’s cash, cash equivalents and restricted cash are held with two large financial institutions and cash held in such financial institutions may, at times, exceed the Federal Deposit Insurance Corporation insured limit. As of March 31, 2022 and December 31, 2021, the Company had restricted cash balances of $21,226 and $70,081, respectively, which represent amounts that are collected by trustees who have been appointed as custodians of the assets securing certain of the Company's financing transactions, and held for payment of interest expense and principal on the outstanding borrowings, or reinvestment into new assets.
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
The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Consolidated Statements of Operations. As of March 31, 2022 and December 31, 2021, the fair value of the loans in the portfolio with PIK provisions was $230,543 and $243,220, respectively, which represents approximately 12.3% and 12.7% of total investments at fair value, respectively. For the three month periods ended March 31, 2022 and 2021, the Company earned $3,721 and $2,125 in PIK income, respectively. PIK income is included in interest income in the accompanying Consolidated Statements of Operations.

Dividend Income
Dividend income from the investment funds, Credit Fund and Credit Fund II, is recorded on the record date for the investment fund to the extent that such amounts are payable by the investment funds and are expected to be collected.
Other Income
Other income may include income such as consent, waiver, amendment, unused, underwriting, arranger and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive fees for guaranteeing the outstanding debt of a portfolio company. Such fees are amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in other assets in the accompanying Consolidated Statements of Assets and Liabilities. For the three month periods ended March 31, 2022 and 2021, the Company earned $2,236 and $1,470, respectively, in other income, primarily from prepayment, amendment, and underwriting fees.
Non-Accrual Income
Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid current and, in management’s judgment, are likely to remain current. Management may not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2022 and December 31, 2021, the fair value of the loans in the portfolio on non-accrual status was $69,957 and $76,551, respectively. The remaining first and second lien debt investments were performing and current on their interest payments as of March 31, 2022 and December 31, 2021.
The Credit Facility, Senior Notes, and 2015-1R Notes – Related Costs, Expenses and Deferred Financing Costs
The Company entered into a senior secured revolving credit facility (as amended, the “Credit Facility”). Interest expense and unused commitment fees on the Credit Facility are recorded on an accrual basis. Unused commitment fees are included in credit facility fees in the accompanying Consolidated Statements of Operations.
On December 30, 2019, the Company closed a private offering of $115.0 million in aggregate principal amount of 4.750% Senior Unsecured Notes due December 31, 2024 (the “2019 Notes”). On December 11, 2020, the Company issued $75.0 million in aggregate principal amount of 4.500% Senior Unsecured Notes due December 31, 2024 (the “2020 Notes”, and together with the 2019 Notes, the “Senior Notes”). The Credit Facility, the 2015-1R Notes and the Senior Notes are recorded at carrying value, which approximates fair value.
Deferred financing costs include capitalized expenses related to the closing or amendments of the Credit Facility. Amortization of deferred financing costs for the Credit Facility is computed on the straight-line basis over its term. The unamortized balance of such costs is included in deferred financing costs in the accompanying Consolidated Statements of Assets and Liabilities. The amortization of such costs is included in credit facility fees in the accompanying Consolidated Statements of Operations.
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
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more likely than not” to be sustained by the applicable tax authority. The SPV and the 2015-1 Issuer are disregarded entities for tax purposes and are consolidated with the tax return of the Company. All penalties and interest associated with income taxes, if any, are included in income tax expense. For the three month periods ended March 31, 2022 and 2021, the Company incurred $353 and $124 in excise tax expense, respectively.
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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of March 31, 2022 and December 31, 2021.
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
Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the three month periods ended March 31, 2022 and 2021, there were no transfers between levels.

The following tables summarize the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of March 31, 2022 and December 31, 2021:

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$1,224,117	$1,224,117
Second Lien Debt	—	—	304,202	304,202
Equity Investments	—	—	78,699	78,699
Investment Funds
Mezzanine Loan	—	—	—	—
Subordinated Loan and Member's Interest	—	—	189,285	189,285
Total	$—	$—	$1,796,303	$1,796,303
Investments measured at net asset value (1)				76,880
Total				$1,873,183

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$1,232,084	$1,232,084
Second Lien Debt	—	—	341,776	341,776
Equity Investments	—	—	77,093	77,093
Investment Funds
Mezzanine Loan	—	—	—	—
Subordinated Loan and Member's Interest	—	—	184,141	184,141
Total	$—	$—	$1,835,094	$1,835,094
Investments measured at net asset value (1)				77,958
Total				$1,913,052
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

The changes in the Company’s investments at fair value for which the Company has used Level 3 inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level 3 investments still held are as follows:

	Financial Assets
	For the three month period ended March 31, 2022
	First Lien Debt	Second Lien Debt	Equity Investments	Investment Fund - Subordinated Loan and Member's Interest	Total
Balance, beginning of period	$1,232,084	$341,776	$77,093	$184,141	$1,835,094
Purchases	111,329	250	2,387	—	113,966
Sales	(12,059)	—	(4,003)	—	(16,062)
Paydowns	(105,973)	(36,325)	(1,083)	—	(143,381)
Accretion of discount	1,772	559	7	—	2,338
Net realized gains (losses)	3,455	—	2,384	—	5,839
Net change in unrealized appreciation (depreciation)	(6,491)	(2,058)	1,914	5,144	(1,491)
Balance, end of period	$1,224,117	$304,202	$78,699	$189,285	$1,796,303
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held at the reporting date included in net change in unrealized appreciation (depreciation) on investments on the Consolidated Statements of Operations	$(2,944)	$(1,333)	$(901)	$5,144	$(34)

	Financial Assets
	For the three month period ended March 31, 2021
	First Lien Debt	Second Lien Debt	Equity Investments	Investment Fund - Subordinated Loan and Member's Interest	Total
Balance, beginning of period	$1,224,063	$284,523	$33,877	$205,891	$1,748,354
Purchases	97,145	51,184	598	—	148,927
Sales	(75,754)	—	(1,392)	—	(77,146)
Paydowns	(31,924)	(41,531)	—	—	(73,455)
Accretion of discount	1,581	433	12	—	2,026
Net realized gains (losses)	992	—	681	—	1,673
Net change in unrealized appreciation (depreciation)	10,550	4,713	1,254	(3,196)	13,321
Balance, end of period	$1,226,653	$299,322	$35,030	$202,695	$1,763,700
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held at the reporting date included in net change in unrealized appreciation (depreciation) on investments on the Consolidated Statements of Operations	$10,170	$4,957	$1,334	$(3,196)	$13,265

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
The following tables summarize the quantitative information related to the significant unobservable inputs for Level 3 instruments which are carried at fair value as of March 31, 2022 and December 31, 2021:

	Fair Value as of March 31, 2022	Valuation Techniques	Significant Unobservable Inputs	Range
				Low	High	Weighted Average
Investments in First Lien Debt	$1,023,730	Discounted Cash Flow	Discount Rate	4.07%	15.63%	8.23%
	131,271	Consensus Pricing	Indicative Quotes	97.00	100.00	98.05
	69,116	Income Approach	Discount Rate	11.56%	13.07%	12.17%
		Market Approach	Comparable Multiple	6.78x	8.45x	7.77x
Total First Lien Debt	1,224,117
Investments in Second Lien Debt	275,543	Discounted Cash Flow	Discount Rate	7.26%	14.69%	9.53%
	28,659	Consensus Pricing	Indicative Quotes	97.15	97.15	97.15
Total Second Lien Debt	304,202
Investments in Equity	78,699	Income Approach	Discount Rate	7.22%	11.56%	8.36%
		Market Approach	Comparable Multiple	8.45x	17.79x	10.97x
Total Equity Investments	78,699
Investments in Investment Fund
Subordinated Loan and Member's Interest	189,285	Discounted Cash Flow	Discount Rate	8.50%	8.50%	8.50%
		Discounted Cash Flow	Default Rate	3.00%	3.00%	3.00%
		Discounted Cash Flow	Recovery Rate	65.00%	65.00%	65.00%
Total Investments in Investment Fund	189,285
Total Level 3 Investments	$1,796,303

	Fair Value as of December 31, 2021	Valuation Techniques	Significant Unobservable Inputs	Range
				Low	High	Weighted Average
Investments in First Lien Debt	$981,627	Discounted Cash Flow	Discount Rate	3.90%	14.21%	7.70%
	185,432	Consensus Pricing	Indicative Quotes	90.00	100.00	97.69
	65,025	Income Approach	Discount Rate	11.55%	13.18%	12.24%
		Market Approach	Comparable Multiple	6.68x	8.16x	7.53x
Total First Lien Debt	1,232,084
Investments in Second Lien Debt	299,664	Discounted Cash Flow	Discount Rate	7.11%	15.83%	9.46%
	42,112	Consensus Pricing	Indicative Quotes	97.25	98.00	97.49
Total Second Lien Debt	341,776
Investments in Equity	77,093	Income Approach	Discount Rate	7.22%	11.55%	8.38%
		Market Approach	Comparable Multiple	8.16x	16.43x	11.26x
Total Equity Investments	77,093
Investment in Investment Fund
Subordinated Loan and Member's Interest	184,141	Discounted Cash Flow	Discount Rate	8.50%	8.50%	8.50%
		Discounted Cash Flow	Default Rate	3.00%	3.00%	3.00%
		Discounted Cash Flow	Recovery Rate	65.00%	65.00%	65.00%
Total Investments in Investment Fund	184,141
Total Level 3 Investments	$1,835,094
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
Financial instruments disclosed but not carried at fair value
The following table presents the carrying value and fair value of the Company’s secured borrowings and senior unsecured notes disclosed but not carried at fair value as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured borrowings	$359,679	$359,679	$407,655	$407,655
2019 Notes	115,000	112,685	115,000	117,300
2020 Notes	75,000	73,084	75,000	75,530
Total	$549,679	$545,448	$597,655	$600,485
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
The following table represents the carrying values (before debt issuance costs) and fair values of the Company’s 2015-1R Notes disclosed but not carried at fair value as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Aaa/AAA Class A-1-1-R Notes	$234,800	$234,190	$234,800	$234,941
Aaa/AAA Class A-1-2-R Notes	50,000	49,870	50,000	50,075
Aaa/AAA Class A-1-3-R Notes	25,000	23,773	25,000	24,680
AA Class A-2-R Notes	66,000	65,597	66,000	66,003
A Class B Notes	46,400	46,401	46,400	46,430
BBB- Class C Notes	27,000	26,106	27,000	26,714
Total	$449,200	$445,937	$449,200	$448,843
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
4. RELATED PARTY TRANSACTIONS
Investment Advisory Agreement
On April 3, 2013, the Company’s Board of Directors, including a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the Investment Company Act (the “Independent Directors”), approved an investment advisory agreement (the “Original Investment Advisory Agreement”) between the Company and the Investment Adviser in accordance with, and on the basis of an evaluation satisfactory to such directors as required by, Section 15(c) of the Investment Company Act. The Original Investment Advisory Agreement was amended on September 15, 2017 and August 6, 2018 after receipt of requisite Board and stockholders' approvals, as applicable (as amended, the “Investment Advisory Agreement”). Unless terminated earlier, the Investment Advisory Agreement renews automatically for successive annual periods, provided that such continuance is specifically approved at least annually by the vote of the Board of Directors and by the vote of a majority of the Independent Directors. On May 26, 2021, the Company’s Board of Directors, including a majority of the Independent Directors, approved the continuance of the Company’s Investment Advisory Agreement with the Adviser for an additional one year term. Pursuant to relief granted by the SEC in light of the COVID-19 pandemic (the “Order”) and a determination by the Board of Directors that reliance on the order was appropriate due to circumstances related to the current or potential side-effects of COVID-19, the May 26 meeting was held by video- and telephone-conference. The Investment Advisory Agreement will automatically terminate in the event of an assignment and may be terminated by either party without penalty upon at least 60 days’ written notice to the other party. Subject to the overall supervision of the Board of Directors, the Adviser provides investment advisory services to the Company. For providing these services, the Adviser receives fees from the Company consisting of two components—a base management fee and an incentive fee.
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

Below is a summary of the base management fees and incentive fees incurred during the three month periods ended March 31, 2022 and 2021.

	For the three month periods ended
	March 31, 2022	March 31, 2021
Base management fees	$7,050	$6,800
Incentive fees on pre-incentive fee net investment income	5,228	4,257
Realized capital gains incentive fees	—	—
Accrued capital gains incentive fees	—	—
Total capital gains incentive fees	—	—
Total incentive fees	5,228	4,257
Total base management fees and incentive fees	$12,278	$11,057
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
As of March 31, 2022 and December 31, 2021, $12,304 and $11,819, respectively, was included in base management and incentive fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
On April 3, 2013, the Investment Adviser entered into a personnel agreement with The Carlyle Group Employee Co., L.L.C. (“Carlyle Employee Co.”), an affiliate of the Investment Adviser, pursuant to which Carlyle Employee Co. provides the Investment Adviser with access to investment professionals.
Administration Agreement
On April 3, 2013, the Company's Board of Directors approved the Administration Agreement. Pursuant to the Administration Agreement, the Administrator provides services and receives reimbursements equal to an amount that reimburses the Administrator for its costs and expenses and the Company’s allocable portion of overhead incurred by the Administrator in performing its obligations under the Administration Agreement, including the Company’s allocable portion of the compensation paid to or compensatory distributions received by the Company’s officers (including the Chief Financial Officer, Chief Compliance Officer, and Treasurer) and respective staff who provide services to the Company, operations staff who provide services to the Company, and any internal audit staff, to the extent internal audit performs a role in the Company’s Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), internal control assessment. Reimbursement under the Administration Agreement occurs quarterly in arrears.
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
For the three month periods ended March 31, 2022 and 2021, the Company incurred $406 and $282, respectively, in fees under the Administration Agreement. These fees are included in administrative service fees in the accompanying Consolidated Statements of Operations. As of March 31, 2022 and December 31, 2021, $825 and $482, respectively, was unpaid and included in administrative service fees payable in the accompanying Consolidated Statements of Assets and Liabilities.

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
For the three month periods ended March 31, 2022 and 2021, the Company incurred $175 and $170, respectively, in fees under the State Street Sub-Administration Agreement, which are included in other general and administrative expenses in the accompanying Consolidated Statements of Operations. As of March 31, 2022 and December 31, 2021, $169 and $682, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.
License Agreement
The Company has entered into a royalty free license agreement with CIM, which wholly owns our Adviser and is a wholly owned subsidiary of Carlyle, pursuant to which CIM has granted the Company a non-exclusive, revocable and non-transferable license to use the name and mark “Carlyle.”
Board of Directors
The Company’s Board of Directors currently consists of eight members, five of whom are Independent Directors. The Board of Directors has established an Audit Committee, a Pricing Committee, a Nominating and Governance Committee and a Compensation Committee, the members of each of which consist entirely of the Company’s Independent Directors. The Board of Directors may establish additional committees in the future. For the three month periods ended March 31, 2022 and 2021, the Company incurred $160 and $116, respectively, in fees and expenses associated with its Independent Directors' services on the Company's Board of Directors and its committees. As of March 31, 2022 and December 31, 2021, $1 and $142, respectively, in fees or expenses associated with its Independent Directors were payable, and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.
Transactions with Investment Funds
For the three month period ended March 31, 2022, the Company sold no investments to Credit Fund. For the three month period ended March 31, 2021, the Company sold 1 investment to Credit Fund for proceeds of $23,591 and realized gain (loss) of $228. See Note 5, Middle Market Credit Fund, LLC, for further information about Credit Fund. For the three month period ended March 31, 2022, the Company sold no investments to Credit Fund II. For the three month period ended March 31, 2021, the Company sold 1 investment to Credit Fund II for proceeds of $5,119 and realized gain (loss) of $12. See Note 6, Middle Market Credit Fund II, LLC, for further information about Credit Fund II.
Cumulative Convertible Preferred Stock
On May 5, 2020, the Company issued and sold 2,000,000 shares of the Preferred Stock to an affiliate of Carlyle in a private placement at a price of $25 per share. For the three month period ended March 31, 2022, the Company declared and paid a dividend on the Preferred Stock of $875, respectively. For the three month period ended March 31, 2021, the Company declared and paid a dividend on the Preferred Stock of $875. See Note 10, Net Assets, for further information about the Preferred Stock.

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
Together with Credit Partners, the Company co-invests through Credit Fund. Investment opportunities for Credit Fund are sourced primarily by the Company and its affiliates. Portfolio and investment decisions with respect to Credit Fund must be unanimously approved by a quorum of Credit Fund’s investment committee consisting of an equal number of representatives of the Company and Credit Partners. Therefore, although the Company owns more than 25% of the voting securities of Credit Fund, the Company does not believe that it has control over Credit Fund (other than for purposes of the Investment Company Act). Middle Market Credit Fund SPV, LLC (the “Credit Fund Sub”), MMCF CLO 2019-2, LLC (the “2019-2 Issuer”) and MMCF Warehouse II, LLC (the “Credit Fund Warehouse II”), each a Delaware limited liability company, were formed on April 5, 2016, November 26, 2018 and August 16, 2019, respectively. Credit Fund Sub, the 2019-2 Issuer, and Credit Fund Warehouse II are wholly owned subsidiaries of Credit Fund and are consolidated in Credit Fund’s consolidated financial statements commencing from the date of their respective formations. In August 2021, the 2019-2 Notes, as defined below, were redeemed and repaid in full. Credit Fund Sub and Credit Fund Warehouse II primarily invest in first lien loans of middle market companies. Credit Fund and its wholly owned subsidiaries follow the same Internal Risk Rating System as the Company. Refer to “Debt” below for discussions regarding the credit facilities entered into and the notes issued by such wholly-owned subsidiaries.
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

Selected Financial Data
Since inception of Credit Fund and through March 31, 2022 and December 31, 2021, the Company and Credit Partners each made capital contributions of $1 and $1 in members’ equity, respectively, and $216,000 and $216,000 in subordinated loans, respectively, to Credit Fund. On May 25, 2021, the Company and Credit Partners received an aggregate return of capital on the subordinated loans of $46,000, of which the Company received $23,000. Below is certain summarized consolidated financial information for Credit Fund as of March 31, 2022 and December 31, 2021.

	As of
	March 31, 2022	December 31, 2021
	(unaudited)
Selected Consolidated Balance Sheet Information
ASSETS
Investments, at fair value (amortized cost of $920,819 and $940,092, respectively)	$897,817	$926,959
Cash, cash equivalents and restricted cash (1)	20,268	54,041
Other assets	8,264	7,698
Total assets	$926,349	$988,698
LIABILITIES AND MEMBERS’ EQUITY
Secured borrowings	$554,329	$600,651
Other liabilities	13,534	19,828
Subordinated loans and members’ equity (2)	358,486	368,219
Liabilities and members’ equity	$926,349	$988,698
(1) As of March 31, 2022 and December 31, 2021, $10,072 and $10,816, respectively, of Credit Fund's cash and cash equivalents was restricted.
(2) As of March 31, 2022 and December 31, 2021, the fair value of Company's ownership interest in the subordinated loans and members’ equity was $189,285 and $205,891, respectively.

	For the three month periods ended
	March 31, 2022	March 31, 2021
	(unaudited)
Selected Consolidated Statement of Operations Information:
Total investment income	$14,679	$16,105
Expenses
Interest and credit facility expenses	4,046	5,415
Other expenses	497	468
Total expenses	4,543	5,883
Net investment income (loss)	10,136	10,222
Net realized gain (loss) on investments	—	(1,578)
Net change in unrealized appreciation (depreciation) on investments	(9,869)	13,498
Net increase (decrease) resulting from operations	$267	$22,142

Below is a summary of Credit Fund’s portfolio, followed by a listing of the loans in Credit Fund’s portfolio as of March 31, 2022 and December 31, 2021:

	As of
	March 31, 2022	December 31, 2021
Senior secured loans (1)	$923,100	$942,930
Weighted average yields of senior secured loans based on amortized cost (2)	6.13%	6.04%
Weighted average yields of senior secured loans based on fair value (2)	6.25%	6.09%
Number of portfolio companies in Credit Fund	44	45
Average amount per portfolio company (1)	$20,980	$20,954
Number of loans on non-accrual status	—	—
Fair value of loans on non-accrual status	$—	$—
Percentage of portfolio at floating interest rates (3)(4)	100.0%	100.0%
Percentage of portfolio at fixed interest rates (4)	—%	—%
Fair value of loans with PIK provisions	$4,576	$—
Percentage of portfolio with PIK provisions (4)	0.5%	—%
(1)At par/principal amount.
(2)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of March 31, 2022 and December 31, 2021. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount (“OID”) and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.
(3)Floating rate debt investments are generally subject to interest rate floors.
(4)Percentages based on fair value.

Consolidated Schedule of Investments as of March 31, 2022
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
First Lien Debt (100.0% of fair value)
ACR Group Borrower, LLC	^+	(2)(3)(6)	Aerospace & Defense	L + 4.25%	5.25%	3/31/2028	$36,070	$35,529	$36,070
Acrisure, LLC	+#	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 3.50%	3.72%	2/13/2027	25,311	25,289	24,884
Acrisure, LLC	+	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 4.25%	4.75%	2/13/2027	6,683	6,636	6,646
Analogic Corporation	^+	(2)(3)(6)	Capital Equipment	L + 5.25%	6.25%	6/22/2024	20,030	20,017	19,626
Anchor Packaging, Inc.	+#	(2)(3)	Containers, Packaging & Glass	L + 4.00%	4.10%	7/18/2026	24,409	24,327	24,167
API Technologies Corp.	+#	(2)(3)	Aerospace & Defense	L + 4.25%	4.35%	5/9/2026	14,588	14,540	14,262
Aptean, Inc.	+#	(2)(3)	Software	L + 4.25%	4.35%	4/23/2026	12,125	12,084	12,051
Avalign Technologies, Inc.	^+#	(2)(3)	Healthcare & Pharmaceuticals	L + 4.50%	4.63%	12/22/2025	14,406	14,322	13,938
BMS Holdings III Corp.	+	(2)(3)	Construction & Building	L + 5.50%	6.50%	9/30/2026	11,216	11,119	11,054
Chartis Holding, LLC	^+	(2)(3)(6)	Business Services	L + 5.50%	6.50%	5/1/2025	6,946	6,946	6,917
Chemical Computing Group ULC (Canada)	^+	(2)(3)(6)	Software	L + 4.50%	5.50%	8/30/2024	13,876	13,507	13,713
Chudy Group, LLC	^+	(2)(3)(6)	Healthcare & Pharmaceuticals	L + 5.75%	6.75%	6/30/2027	32,938	32,405	33,098
Diligent Corporation	^+	(2)(3)(6)	Telecommunications	L + 6.25%	7.25%	8/4/2025	9,743	9,537	9,705
Divisions Holding Corporation	+#	(2)(3)	Business Services	L + 4.75%	5.50%	5/27/2028	24,875	24,651	24,676
DTI Holdco, Inc.	+	(2)(3)	High Tech Industries	L + 4.75%	5.75%	9/30/2023	18,446	18,400	18,130
Eliassen Group, LLC	+	(2)(3)	Business Services	L + 5.25%	5.35%	11/5/2024	15,140	15,089	15,117
EPS Nass Parent, Inc.	^+	(2)(3)(6)	Utilities: Electric	L + 5.75%	6.75%	4/19/2028	32,955	32,304	32,482
EvolveIP, LLC	^+	(2)(3)(6)(7)	Telecommunications	SOFR + 5.50%	6.50%	6/7/2025	40,094	40,036	39,994
Exactech, Inc.	+#	(2)(3)	Healthcare & Pharmaceuticals	L + 3.75%	4.75%	2/14/2025	21,251	21,171	20,312
Excel Fitness Holdings, Inc.	+#	(2)(3)	Hotel, Gaming & Leisure	L + 5.25%	6.25%	10/7/2025	24,437	24,283	23,989
Frontline Technologies Holdings, LLC	+	(2)(3)	Software	L + 5.25%	6.25%	9/18/2023	14,698	14,288	14,683
GSM Acquisition Corp.	^+	(2)(3)(6)(7)	Hotel, Gaming & Leisure	SOFR + 5.00%	6.00%	11/16/2026	26,868	26,579	26,542
Heartland Home Services, Inc	+	(2)(3)(6)	Consumer Services	L + 6.00%	7.00%	12/15/2026	17,651	17,651	17,619
HMT Holding Inc.	^+	(2)(3)(6)(7)	Energy: Oil & Gas	SOFR + 6.25%	7.25%	11/17/2025	32,400	32,191	30,097
Integrity Marketing Acquisition, LLC	^+	(2)(3)(6)	Banking, Finance, Insurance & Real Estate	L + 5.50%	6.25%	8/27/2025	32,772	32,269	31,647
Jensen Hughes, Inc.	^+	(2)(3)(6)	Utilities: Electric	L + 4.50%	5.50%	3/22/2024	34,305	34,264	33,375
K2 Insurance Services, LLC	^+	(2)(3)(6)	Banking, Finance, Insurance & Real Estate	L + 5.00%	6.00%	7/1/2026	12,896	12,896	12,880
KAMC Holdings, Inc.	+#	(2)(3)	Energy: Electricity	L + 4.00%	4.18%	8/14/2026	13,650	13,605	11,511
KBP Investments, LLC	+	(2)(3)(6)	Beverage, Food & Tobacco	L + 5.00%	5.75%	5/25/2027	36,934	36,594	35,307
Odyssey Logistics & Technology Corp.	+	(2)(3)	Transportation: Cargo	L + 4.00%	5.00%	10/12/2024	9,580	9,557	9,382
Output Services Group	^+	(2)(3)	Media: Advertising, Printing & Publishing	L + 4.50%	5.50%	3/27/2024	19,172	19,146	14,666
Premise Health Holding Corp.	+#	(2)(3)	Healthcare & Pharmaceuticals	L + 3.50%	3.72%	7/10/2025	13,411	13,377	13,369
Q Holding Company	+#	(2)(3)	Automotive	L + 5.00%	6.00%	12/31/2023	21,460	21,377	20,589
QW Holding Corporation	^+	(2)(3)(6)	Environmental Industries	L + 5.75%	6.75%	8/31/2026	15,184	14,984	14,923

Consolidated Schedule of Investments as of March 31, 2022
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
Radiology Partners, Inc.	+#	(2)(3)	Healthcare & Pharmaceuticals	L + 4.25%	4.36%	7/9/2025	$27,686	$27,608	$27,291
RevSpring Inc.	+#	(2)(3)	Media: Advertising, Printing & Publishing	L + 4.25%	4.47%	10/11/2025	29,074	28,936	28,529
Striper Buyer, LLC	+	(2)(3)	Containers, Packaging & Glass	L + 5.50%	6.25%	12/30/2026	14,812	14,688	14,813
Turbo Buyer, Inc.	+	(2)(3)(6)	Automotive	L + 6.00%	7.00%	12/2/2025	13,924	13,924	13,696
U.S. TelePacific Holdings Corp.	+	(2)(3)(7)	Telecommunications	SOFR + 8.25% (1.00%, 7.25% PIK)	9.25%	5/2/2026	6,660	6,646	4,576
USALCO, LLC	+	(2)(3)	Chemicals, Plastics & Rubber	L + 6.00%	7.00%	10/19/2027	14,958	14,678	14,505
VRC Companies, LLC	^+	(2)(3)(6)	Business Services	L + 5.50%	6.25%	6/29/2027	26,608	26,208	26,155
Welocalize, Inc.	^+	(2)(3)(6)	Business Services	L + 4.75%	5.75%	12/23/2024	34,115	33,801	33,387
WRE Holding Corp.	^+	(2)(3)(6)(7)	Environmental Industries	SOFR + 5.25%	6.25%	1/3/2025	8,943	8,931	8,817
Yellowstone Buyer Acquisition, LLC	+	(2)(3)	Consumer Goods: Durable	L + 5.75%	6.75%	9/13/2027	39,800	39,065	38,627
First Lien Debt Total								$915,455	$897,817
Equity Investments (0.0% of fair value)
DBI Holding, LLC	^		Transportation: Cargo				2,961	$—	$—
DBI Holding, LLC	^		Transportation: Cargo				13,996	5,364	—
Equity Investments Total								$5,364	$—
Total Investments								$920,819	$897,817
^ Denotes that all or a portion of the assets are owned by Credit Fund. Credit Fund has entered into a revolving credit facility with the Company (the “Credit Fund Facility”). Accordingly, such assets are not available to creditors of Credit Fund Sub or Credit Fund Warehouse II.
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
# Denotes that all or a portion of the assets are owned by the Credit Fund Warehouse II. Credit Fund Warehouse II has entered into a revolving credit facility (the “Credit Fund Warehouse II Facility”). The lenders of the Credit Fund Warehouse II Facility have a first lien security interest in substantially all of the assets of the Credit Fund Warehouse II. Accordingly, such assets are not available to creditors of Credit Fund, or the Credit Fund Sub.
(1)Unless otherwise indicated, issuers of investments held by Credit Fund are domiciled in the United States. As of March 31, 2022, the geographical composition of investments as a percentage of fair value was 1.5% in Canada and 98.5% in the United States. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR, the Secured Overnight Financing Rate (“SOFR”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, Credit Fund has indicated the reference rate used and provided the spread and the interest rate in effect as of March 31, 2022. As of March 31, 2022, the reference rates for Credit Fund’s variable rate loans were the 30-day LIBOR at 0.45%, the 90-day LIBOR at 0.96%, the 180-day LIBOR at 1.47%, the 30-day SOFR at 0.30%, and the 90-day SOFR at 0.68%.
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

(6)As of March 31, 2022, Credit Fund and Credit Fund Sub had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

First Lien Debt – unfunded delayed draw and revolving term loans commitments	Type	Unused Fee	Par/ Principal Amount	Fair Value
ACR Group Borrower, LLC	Revolver	0.40%	$5,670	$—
Analogic Corporation	Revolver	0.50	564	(11)
Chartis Holding, LLC	Revolver	0.50	2,183	(7)
Chemical Computing Group ULC (Canada)	Revolver	0.50	873	(10)
Chudy Group, LLC	Delayed Draw	1.00	5,517	22
Chudy Group, LLC	Revolver	0.50	1,379	6
Diligent Corporation	Revolver	0.50	703	(3)
EPS Nass Parent, Inc.	Delayed Draw	1.00	3,136	(40)
EPS Nass Parent, Inc.	Revolver	0.50	753	(10)
EvolveIP, LLC	Revolver	0.50	3,361	(8)
GSM Acquisition Corp.	Delayed Draw	1.00	4,313	(45)
Heartland Home Services, Inc	Revolver	0.50	713	(1)
HMT Holding Inc.	Revolver	0.50	6,173	(369)
Integrity Marketing Acquisition, LLC	Delayed Draw	1.00	4,453	(113)
Integrity Marketing Acquisition, LLC	Delayed Draw	1.00	7,000	(178)
Jensen Hughes, Inc.	Revolver	0.50	2,000	(51)
K2 Insurance Services, LLC	Revolver	0.50	1,170	(1)
KBP Investments, LLC	Delayed Draw	1.00	2,415	(99)
KBP Investments, LLC	Delayed Draw	1.00	503	(21)
QW Holding Corporation	Delayed Draw	1.00	9,338	(90)
QW Holding Corporation	Revolver	0.50	2,694	(26)
Turbo Buyer, Inc.	Revolver	0.50	933	(14)
VRC Companies, LLC	Delayed Draw	0.80	2,450	(37)
VRC Companies, LLC	Revolver	0.50	750	(11)
Welocalize, Inc.	Revolver	0.50	2,250	(41)
Welocalize, Inc.	Revolver	0.50	3,375	(62)
WRE Holding Corp.	Revolver	0.50	399	(5)
Total unfunded commitments			$75,068	$(1,225)

(7)Loans include a credit spread adjustment that ranges from 0.10% to 0.43%

Consolidated Schedule of Investments as of December 31, 2021
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
First Lien Debt (97.5% of fair value)
ACR Group Borrower, LLC	^+	(2)(3)(6)	Aerospace & Defense	L + 4.25%	5.50%	3/31/2028	$34,477	$33,913	$34,477
Acrisure, LLC	+#	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 3.50%	3.78%	2/13/2027	25,376	25,353	25,203
Acrisure, LLC	+	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 4.25%	4.75%	2/13/2027	6,700	6,650	6,687
Analogic Corporation	^+	(2)(3)(6)	Capital Equipment	L + 5.25%	6.25%	6/22/2024	19,796	19,781	19,587
Anchor Packaging, Inc.	+#	(2)(3)	Containers, Packaging & Glass	L + 4.00%	4.10%	7/18/2026	24,472	24,385	24,215
API Technologies Corp.	+#	(2)(3)	Aerospace & Defense	L + 4.25%	4.35%	5/9/2026	14,625	14,575	14,251
Aptean, Inc.	+#	(2)(3)	Software	L + 4.25%	4.35%	4/23/2026	12,157	12,113	12,087
Avalign Technologies, Inc.	+#	(2)(3)	Healthcare & Pharmaceuticals	L + 4.50%	4.63%	12/22/2025	14,443	14,354	14,320
Avenu Holdings, LLC	+	(2)(3)	Sovereign & Public Finance	L + 5.25%	6.25%	9/28/2024	23,350	23,350	23,350
BMS Holdings III Corp.	+	(2)(3)	Construction & Building	L + 5.50%	6.50%	9/30/2026	11,244	11,143	11,071
Chartis Holding, LLC	+	(2)(3)(6)	Business Services	L + 5.50%	6.50%	5/1/2025	6,964	6,964	6,964
Chemical Computing Group ULC (Canada)	^+	(2)(3)(6)	Software	L + 4.50%	5.50%	8/30/2024	13,912	13,480	13,845
Chudy Group, LLC	^+	(2)(3)(6)	Healthcare & Pharmaceuticals	L + 5.75%	6.75%	6/30/2027	33,021	32,465	33,657
Diligent Corporation	^+	(2)(3)(6)	Telecommunications	L + 6.25%	7.25%	8/4/2025	9,049	8,816	9,228
Divisions Holding Corporation	+#	(2)(3)	Business Services	L + 4.75%	5.50%	5/27/2028	24,938	24,706	24,953
DTI Holdco, Inc.	+	(2)(3)	High Tech Industries	L + 4.75%	5.75%	9/30/2023	18,495	18,442	18,237
Eliassen Group, LLC	+	(2)(3)	Business Services	L + 4.50%	4.60%	11/5/2024	15,159	15,103	15,152
EPS Nass Parent, Inc.	^+	(2)(3)(6)	Utilities: Electric	L + 5.75%	6.75%	4/19/2028	32,846	32,169	32,507
EvolveIP, LLC	^+	(2)(3)(6)	Telecommunications	L + 5.50%	6.50%	6/7/2025	40,196	40,126	39,973
Exactech, Inc.	+#	(2)(3)	Healthcare & Pharmaceuticals	L + 3.75%	4.75%	2/14/2025	21,307	21,221	21,073
Excel Fitness Holdings, Inc.	+#	(2)(3)	Hotel, Gaming & Leisure	L + 5.25%	6.25%	10/7/2025	24,500	24,336	24,500
Frontline Technologies Holdings, LLC	+	(2)(3)	Software	L + 5.25%	6.25%	9/18/2023	14,736	14,269	14,736
GSM Acquisition Corp.	^+	(2)(3)(6)	Hotel, Gaming & Leisure	L + 5.00%	6.00%	11/16/2026	25,623	25,331	25,396
Heartland Home Services, Inc	+	(2)(3)(6)	Consumer Services	L + 6.00%	7.00%	12/15/2026	17,664	17,664	17,735
HMT Holding Inc.	^+	(2)(3)(6)	Energy: Oil & Gas	L + 5.75%	6.75%	11/17/2023	32,484	32,245	31,086
Integrity Marketing Acquisition, LLC	^+	(2)(3)(6)	Banking, Finance, Insurance & Real Estate	L + 5.50%	6.25%	8/27/2025	32,853	32,309	32,403
Jensen Hughes, Inc.	+	(2)(3)(6)	Utilities: Electric	L + 4.50%	5.50%	3/22/2024	34,392	34,347	33,395
K2 Insurance Services, LLC	+	(2)(3)(6)	Banking, Finance, Insurance & Real Estate	L + 5.00%	6.00%	7/1/2026	12,929	12,929	12,906
KAMC Holdings, Inc.	+#	(2)(3)	Energy: Electricity	L + 4.00%	4.18%	8/14/2026	13,685	13,638	11,450
KBP Investments, LLC	+	(2)(3)(6)	Beverage, Food & Tobacco	L + 5.00%	5.75%	5/25/2027	36,973	36,599	36,570
Odyssey Logistics & Technology Corp.	+#	(2)(3)	Transportation: Cargo	L + 4.00%	5.00%	10/12/2024	9,605	9,580	9,509
Output Services Group	^+	(2)(3)	Media: Advertising, Printing & Publishing	L + 4.50%	5.50%	3/27/2024	19,222	19,194	16,467
Premise Health Holding Corp.	+#	(2)(3)	Healthcare & Pharmaceuticals	L + 3.50%	3.72%	7/10/2025	13,445	13,409	13,419
Q Holding Company	+#	(2)(3)	Automotive	L + 5.00%	6.00%	12/31/2023	21,515	21,421	21,098
QW Holding Corporation	^+	(2)(3)(6)	Environmental Industries	L + 6.25%	7.25%	8/31/2024	14,116	13,887	13,645

Consolidated Schedule of Investments as of December 31, 2021
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
Radiology Partners, Inc.	+#	(2)(3)	Healthcare & Pharmaceuticals	L + 4.25%	4.36%	7/9/2025	$27,686	$27,603	$27,245
RevSpring Inc.	+#	(2)(3)	Media: Advertising, Printing & Publishing	L + 4.25%	4.47%	10/11/2025	29,149	29,001	29,067
Striper Buyer, LLC	+	(2)(3)	Containers, Packaging & Glass	L + 5.50%	6.25%	12/30/2026	14,850	14,720	14,850
Turbo Buyer, Inc.	+	(2)(3)(6)	Automotive	L + 6.00%	7.00%	12/2/2025	13,960	13,960	13,661
U.S. TelePacific Holdings Corp.	+	(2)(3)	Telecommunications	L + 5.50%	6.50%	5/2/2023	6,660	6,643	4,995
USALCO, LLC	+	(2)(3)	Chemicals, Plastics & Rubber	L + 6.00%	7.00%	10/19/2027	14,995	14,704	14,704
VRC Companies, LLC	^+	(2)(3)(6)	Business Services	L + 5.50%	6.25%	6/29/2027	26,520	26,103	26,162
Welocalize, Inc.	+	(2)(3)(6)	Business Services	L + 4.75%	5.75%	12/23/2024	34,201	33,868	33,444
WRE Holding Corp.	^+	(2)(3)(6)	Environmental Industries	SOFR + 5.50%	6.50%	1/3/2025	8,740	8,724	8,584
Yellowstone Buyer Acquisition, LLC	+	(2)(3)	Consumer Goods: Durable	L + 5.75%	6.75%	9/13/2027	39,900	39,135	39,095
First Lien Debt Total								$934,728	$926,959
Equity Investments (0.2%of fair value)
DBI Holding, LLC	^		Transportation: Cargo				2,961	$—	$—
DBI Holding, LLC	^		Transportation: Cargo				13,996	5,364	—
Equity Investments Total								$5,364	$—
Total Investments								$940,092	$926,959
^ Denotes that all or a portion of the assets are owned by Credit Fund. Credit Fund has entered into a revolving credit facility (the “Credit Fund Facility”). Accordingly, such assets are not available to creditors of Credit Fund Sub, the 2019-2 Issuer or Credit Fund Warehouse II.
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
# Denotes that all or a portion of the assets are owned by the Credit Fund Warehouse II. Credit Fund Warehouse II has entered into a revolving credit facility (the “Credit Fund Warehouse II”). The lenders of the Credit Fund Warehouse II Facility have a first lien security interest in substantially all of the assets of the Credit Fund Warehouse II. Accordingly, such assets are not available to creditors of Credit Fund, Credit Fund Sub, or 2019-2 Issuer.

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
Debt
The Credit Fund, Credit Fund Sub and Credit Fund Warehouse II are party to separate credit facilities as described below. As of March 31, 2022 and December 31, 2021, Credit Fund, Credit Fund Sub and Credit Fund Warehouse II were in compliance with all covenants and other requirements of their respective credit facility agreements. Below is a summary of the borrowings and repayments under the credit facilities for the three month periods ended March 31, 2022 and 2021, and the outstanding balances under the credit facilities for the respective periods.

	Credit Fund Facility		Credit Fund Sub Facility		Credit Fund Warehouse II Facility
	2022	2021	2022	2021	2022	2021
Three Month Periods Ended March 31,
Outstanding Borrowing, beginning of period	$—	$—	$514,621	$420,859	$86,030	$93,402
Borrowings	—	—	—	63,000		—
Repayments	—	—	(37,000)	(120,738)	(9,322)	(10,222)
Outstanding Borrowing, end of period	$—	$—	$477,621	$363,121	$76,708	$83,180

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
Credit Fund Warehouse II Facility. On August 16, 2019, Credit Fund Warehouse II closed on a revolving credit facility (the “Credit Fund Warehouse II Facility”) with lenders. The Credit Fund Warehouse II Facility provides for secured borrowings during the applicable revolving period up to an amount equal to $150,000. The Credit Fund Warehouse II Facility is secured by a first lien security interest in substantially all of the portfolio investments held by Credit Fund Warehouse II Facility. The maturity date of the Credit Fund Warehouse II Facility is August 16, 2022. Amounts borrowed under the Credit Fund Warehouse II Facility bear interest at a rate of LIBOR plus 1.50%. Amounts borrowed under the Credit Fund Warehouse II Facility during the first 12 months bore interest at a rate of LIBOR plus 1.05%, and amounts borrowed in the second 12 months bore interest at LIBOR plus 1.15%.
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
Credit Fund II Senior Notes
On November 3, 2020 and as amended on December 29, 2021, Credit Fund II Sub closed on the Credit Fund II Senior Notes (the “Credit Fund II Senior Notes”) with lenders. The Credit Fund II Senior Notes provides for secured borrowings totaling $157,500 with two tranches, A-1 and A-2 outstanding. The facility is secured by a first lien security interest in substantially all of the portfolio investments held by Credit Fund II Sub. The maturity date of the Credit Fund II Senior Notes Sub Facility is November 3, 2030. Amounts issued for the Class A-1 notes totaled $147,500 and bear interest at a rate of LIBOR plus 2.70%, and amounts issued for the Class A-2 notes totaled $10,000 and bear interest at LIBOR plus 3.20%. The A-1 Notes were rated AAA, and the A-2 Notes were rated AA by DBRS Morningstar. The terms of the Credit Fund II Senior Notes provide that as loans pay down, up to $50,000 is available from principal proceeds for reinvestment, and then the investment principal proceeds are used to directly pay down the principal balance on the Credit Fund II Senior Notes. As of March 31, 2022 and December 31, 2021, Credit Fund II Sub was in compliance with all covenants and other requirements of its respective credit agreements.
Selected Financial Data
Since inception of Credit Fund II and through March 31, 2022, the Company and CCLF made capital contributions of $78,096 and $12,709 in members’ equity, respectively, to Credit Fund II. Below is certain summarized consolidated information for Credit Fund II as of March 31, 2022 and December 31, 2021.

	As of
	March 31, 2022	December 31, 2021
ASSETS
Investments, at fair value (amortized cost of $225,068 and $238,615, respectively)	$224,313	$239,289
Cash and cash equivalents(1)	21,800	10,092
Other assets	8,374	5,606
Total assets	$254,487	$254,987
LIABILITIES AND MEMBERS’ EQUITY
Notes payable, net of unamortized debt issuance costs of $782 and $802, respectively	$156,717	$156,698
Other liabilities	6,386	5,557
Total members' equity (2)	91,384	92,732
Total liabilities and members’ equity	$254,487	$254,987
(1) As of March 31, 2022 and December 31, 2021, all of Credit Fund II's cash and cash equivalents was restricted.
(2) As of March 31, 2022 and December 31, 2021, the fair value of Company's ownership interest in the members' equity was $76,880 and $77,958, respectively.

	For the three month period ended
	March 31, 2022	March 31, 2021
	(unaudited)
Selected Consolidated Statement of Operations Information:
Total investment income	4,486	$4,563
Expenses
Interest and credit facility expenses	1,219	1,201
Other expenses	186	191
Total expenses	1,405	1,392
Net investment income (loss)	3,081	3,171
Net change in unrealized appreciation (depreciation) on investments	(1,429)	494
Net increase (decrease) resulting from operations	1,652	$3,665

Below is a summary of Credit Fund II’s portfolio, followed by a listing of the loans in Credit Fund II’s portfolio as of March 31, 2022 and December 31, 2021:

	As of
	March 31, 2022	December 31, 2021
Senior secured loans (1)	$227,129	$240,878
Weighted average yields of senior secured loans based on amortized cost (2)	7.35%	7.26%
Weighted average yields of senior secured loans based on fair value (2)	7.37%	7.24%
Number of portfolio companies in Credit Fund II	33	36
Average amount per portfolio company (1)	$6,883	$6,691
Percentage of portfolio at floating interest rates (3) (4)	97.7%	97.7%
Percentage of portfolio at fixed interest rates (4)	2.3%	2.3%
Fair value of loans with PIK provisions	$17,486	$17,453
Percentage of portfolio with PIK provisions (4)	7.8%	7.3%
(1)At par/principal amount.
(2)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of March 31, 2022 and December 31, 2021. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.
(3)Floating rate debt investments are generally subject to interest rate floors.
(4)Percentages based on fair value.

Consolidated Schedule of Investments as of March 31, 2022
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
First Lien Debt (88.7% of fair value)
Airnov, Inc.	^	(2)(3)	Containers, Packaging & Glass	L + 5.00%	6.00%	12/19/2025	$9,920	$9,906	$9,913
American Physician Partners, LLC	^	(2)(3)	Healthcare & Pharmaceuticals	L + 10.25% (8.75%, 1.50% PIK)	11.25%	4/8/2022	8,447	8,447	8,447

Consolidated Schedule of Investments as of March 31, 2022
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
Appriss Health, LLC	^	(2)(3)	Healthcare & Pharmaceuticals	L + 7.25%	8.25%	5/6/2027	1,197	1,178	1,176
Apptio, Inc.	^	(2)(3)	Software	L + 7.25%	8.25%	1/10/2025	5,357	5,299	5,357
Aurora Lux FinCo S.Á.R.L. (Luxembourg)	^	(2)(3)	Software	L + 6.00%	7.00%	12/24/2026	4,344	4,265	3,943
BMS Holdings III Corp.	^	(2)(3)	Construction & Building	L + 5.50%	6.50%	9/30/2026	3,266	3,211	3,219
Captive Resources Midco, LLC	^	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 5.50%	6.25%	5/31/2027	8,193	8,114	8,113
Chartis Holding, LLC	^	(2)(3)	Business Services	L + 5.50%	6.50%	5/1/2025	9,899	9,883	9,866
Comar Holding Company, LLC	^	(2)(3)	Containers, Packaging & Glass	L + 5.75%	6.75%	6/18/2024	8,687	8,616	8,431
Cority Software Inc. (Canada)	^	(2)(3)	Software	L + 5.00%	6.00%	7/2/2026	8,689	8,574	8,662
Dwyer Instruments, Inc	^	(2)(3)	Capital Equipment	L + 5.50%	6.25%	7/21/2027	9,975	9,916	9,948
Ethos Veterinary Health LLC	^	(2)(3)	Consumer Services	L + 4.75%	4.85%	5/15/2026	8,122	8,071	8,122
EvolveIP, LLC	^	(2)(3)(7)	Telecommunications	SOFR + 5.50%	6.50%	6/7/2025	8,688	8,680	8,668
Harbour Benefit Holdings, Inc.	^	(2)(3)	Business Services	L + 5.25%	6.25%	12/13/2024	4,698	4,690	4,692
K2 Insurance Services, LLC	^	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 5.00%	6.00%	7/1/2026	8,990	8,900	8,979
Kaseya, Inc.	^	(2)(3)	High Tech Industries	L + 6.50% (5.50%, 1.00% PIK)	7.50%	5/3/2025	9,116	9,018	9,039
Material Holdings, LLC	^	(2)(3)	Business Services	L + 5.75%	6.50%	8/19/2027	$7,960	$7,879	$7,720
Maverick Acquisition, Inc.	^	(2)(3)	Aerospace & Defense	L + 6.00%	7.00%	6/1/2027	7,960	7,800	7,627
National Technical Systems, Inc.	^	(2)(3)	Aerospace & Defense	L + 5.50%	6.50%	6/12/2023	8,711	8,700	8,688
NMI AcquisitionCo, Inc.	^	(2)(3)	High Tech Industries	L + 5.75%	6.50%	9/6/2025	8,685	8,668	8,563
Redwood Services Group, LLC	^	(2)(3)	High Tech Industries	L + 6.00%	7.00%	6/6/2024	8,715	8,704	8,634
Riveron Acquisition Holdings, Inc.	^	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 5.75%	6.75%	5/22/2025	8,153	8,060	8,152
RSC Acquisition, Inc.	^	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 5.50%	6.25%	11/1/2026	8,380	8,262	8,106
TCFI Aevex LLC	^	(2)(3)	Aerospace & Defense	L + 6.00%	7.00%	3/18/2026	1,697	1,673	1,424
Turbo Buyer, Inc.	^	(2)(3)	Automotive	L + 6.00%	7.00%	12/2/2025	8,071	7,938	7,946
US INFRA SVCS Buyer, LLC	^	(2)(3)	Environmental Industries	L + 6.50%	7.50%	4/13/2026	3,258	3,212	3,161
U.S. Legal Support, Inc.	^	(2)(3)(7)	Business Services	SOFR + 5.25%	6.25%	11/30/2024	6,218	6,208	6,093
Westfall Technik, Inc.	^	(2)(3)	Chemicals, Plastics & Rubber	L + 5.75%	6.75%	9/13/2024	6,402	6,328	6,300
First Lien Debt Total								$200,200	$198,989
Second Lien Debt (11.3% of fair value)
AI Convoy S.A.R.L (United Kingdom)	^	(2)(3)	Aerospace & Defense	L + 8.25%	9.25%	1/17/2028	$5,514	$5,416	$5,734
AP Plastics Acquisition Holdings, LLC	^	(2)(3)	High Tech Industries	L + 7.50%	8.25%	8/10/2029	4,500	4,412	4,504
AQA Acquisition Holdings, Inc.	^	(2)(3)	Software	L + 7.50%	8.00%	3/3/2029	5,000	4,884	4,996
Quartz Holding Company	^	(2)(3)	Capital Equipment	L + 8.00%	8.10%	4/2/2027	4,852	4,784	4,852
World 50, Inc.	^	(6)	Business Services	11.50%	11.50%	1/9/2027	5,465	5,372	5,238
Second Lien Debt Total								$24,868	$25,324
Total Investments								$225,068	$224,313

^ Denotes that all or a portion of the assets are owned by Credit Fund II Sub. Credit Fund II Sub has entered into the Credit Fund II Sub Notes. The lenders of the Credit Fund II Sub Notes have a first lien security interest in substantially all of the assets of Credit Fund II Sub. Accordingly, such assets are not available to creditors of Credit Fund II.
(1)    Unless otherwise indicated, issuers of investments held by Credit Fund II are domiciled in the United States. As of March 31, 2022, the geographical composition of investments as a percentage of fair value was 3.9% in Canada, 1.8% in Luxembourg, 2.6% in the United Kingdom and 91.7% in the United States. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR, the Secured Overnight Financing Rate (“SOFR”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, Credit Fund II has indicated the reference rate used and provided the spread and the interest rate in effect as of March 31, 2022. As of March 31, 2022, the reference rates for Credit Fund II's variable rate loans were the 30-day LIBOR at 0.45%, the 90-day LIBOR at 0.96%, the 180-day LIBOR at 1.47%, the 30-day SOFR at 0.30%, and the 90-day SOFR at 0.68%.
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
(6)Represents a corporate mezzanine loan, which is subordinated to senior secured term loans of the portfolio company.
(7)Loans include a credit spread adjustment that ranges from 0.10% to 0.25%

Consolidated Schedule of Investments as of December 31, 2021
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
First Lien Debt (87.0%) of fair value)
Airnov, Inc.	^	(2)(3)	Containers, Packaging & Glass	L + 5.00%	6.00%	12/19/2025	$9,946	$9,930	$9,946
American Physician Partners, LLC	^	(2)(3)	Healthcare & Pharmaceuticals	L + 6.75%, 1.50% PIK	9.25%	2/21/2022	8,415	8,415	8,415
Appriss Health, LLC	^	(2)(3)	Healthcare & Pharmaceuticals	L + 7.25%	8.25%	5/6/2027	1,197	1,178	1,198
Apptio, Inc.	^	(2)(3)	Software	L + 7.25%	8.25%	1/10/2025	5,357	5,295	5,357
Aurora Lux FinCo S.Á.R.L. (Luxembourg)	^	(2)(3)	Software	L + 6.00%	7.00%	12/24/2026	4,355	4,273	3,924
Avenu Holdings, LLC	^	(2)(3)	Sovereign & Public Finance	L + 5.25%	6.25%	9/28/2024	987	980	987
BMS Holdings III Corp.	^	(2)(3)	Construction & Building	L + 5.50%	6.50%	9/30/2026	3,275	3,216	3,224
Captive Resources Midco, LLC	^	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 5.50%	6.25%	5/31/2027	8,193	8,108	8,147
Chartis Holding, LLC	^	(2)(3)	Business Services	L + 5.50%	6.50%	5/1/2025	9,924	9,907	9,924
Comar Holding Company, LLC	^	(2)(3)	Containers, Packaging & Glass	L + 5.75%	6.75%	6/18/2024	8,710	8,632	8,536
Cority Software Inc. (Canada)	^	(2)(3)	Software	L + 5.00%	6.00%	7/2/2026	8,712	8,591	8,707
Dwyer Instruments, Inc	^	(2)(3)	Capital Equipment	L + 5.50%	6.25%	7/21/2027	10,000	9,939	9,974
Ethos Veterinary Health LLC	^	(2)(3)	Consumer Services	L + 4.75%	4.85%	5/15/2026	8,134	8,080	8,134
EvolveIP, LLC	^	(2)(3)	Telecommunications	L + 5.50%	6.50%	6/7/2025	8,710	8,701	8,666
Harbour Benefit Holdings, Inc.	^	(2)(3)	Business Services	L + 5.25%	6.25%	12/13/2024	4,717	4,707	4,669
K2 Insurance Services, LLC	^	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 5.00%	6.00%	7/1/2026	9,012	8,914	8,998
Kaseya, Inc.	^	(2)(3)	High Tech Industries	L + 5.50%, 1.00% PIK	7.50%	5/3/2025	9,092	8,987	9,038
Material Holdings, LLC	^	(2)(3)	Business Services	L + 5.75%	6.50%	8/19/2027	7,980	7,896	7,891
Maverick Acquisition, Inc.	^	(2)(3)	Aerospace & Defense	L + 6.00%	7.00%	6/1/2027	7,980	7,814	7,808
National Technical Systems, Inc.	^	(2)(3)	Aerospace & Defense	L + 5.50%	6.50%	6/12/2023	8,733	8,720	8,733
NMI AcquisitionCo, Inc.	^	(2)(3)	High Tech Industries	L + 5.75%	6.50%	9/6/2025	8,708	8,680	8,601
Redwood Services Group, LLC	^	(2)(3)	High Tech Industries	L + 6.00%	7.00%	6/6/2024	8,736	8,724	8,737
Riveron Acquisition Holdings, Inc.	^	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 5.75%	6.75%	5/22/2025	8,173	8,074	8,173
RSC Acquisition, Inc.	^	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 5.50%	6.25%	11/1/2026	8,401	8,277	8,434
Superior Health Linens, LLC	^	(2)(3)	Business Services	L + 6.50%	7.50%	3/31/2022	6,875	6,875	6,875
TCFI Aevex LLC	^	(2)(3)	Aerospace & Defense	L + 6.00%	7.00%	3/18/2026	1,701	1,676	1,458
Turbo Buyer, Inc.	^	(2)(3)	Automotive	L + 6.00%	7.00%	12/2/2025	8,091	7,950	7,929
US INFRA SVCS Buyer, LLC	^	(2)(3)	Environmental Industries	L + 6.50%	7.50%	4/13/2026	3,267	3,217	3,189
U.S. Legal Support, Inc.	^	(2)(3)	Business Services	L + 5.50%	6.50%	11/30/2024	6,234	6,223	6,165
Westfall Technik, Inc.	^	(2)(3)	Chemicals, Plastics & Rubber	L + 5.75%	6.75%	9/13/2024	6,418	6,337	6,359
First Lien Debt Total								$208,316	$208,196
Second Lien Debt (13.0%) of fair value
AI Convoy S.A.R.L (United Kingdom)	^	(2)(3)	Aerospace & Defense	L + 8.25%	9.25%	1/17/2028	$5,514	$5,413	$5,720
AP Plastics Acquisition Holdings, LLC	^	(2)(3)	Chemicals, Plastics & Rubber	L + 7.50%	8.25%	8/10/2029	4,500	4,410	4,526

Consolidated Schedule of Investments as of December 31, 2021
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
AQA Acquisition Holdings, Inc.	^	(2)(3)	High Tech Industries	L + 7.50%	8.00%	3/3/2029	$5,000	$4,881	$5,004
Quartz Holding Company	^	(2)(3)	Software	L + 8.00%	8.10%	4/2/2027	4,852	4,781	4,852
Tank Holding Corp.	^	(2)(3)	Capital Equipment	L + 8.25%	8.35%	3/26/2027	5,514	5,446	5,569
World 50, Inc.	^	(6)	Business Services	11.50%	11.50%	1/9/2027	5,465	5,368	5,422
Second Lien Debt Total								$30,299	$31,093
Total Investments								$238,615	$239,289
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
7. BORROWINGS
The Company is party to the Credit Facility as described below. In accordance with the Investment Company Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 150% after such borrowing. For the purposes of the asset coverage ratio under the Investment Company Act, the Preferred Stock, as defined in Note 1, is considered a senior security and is included in the denominator of the calculation. As of March 31, 2022 and December 31, 2021, asset coverage was 185.86% and 181.94%, respectively.
Below is a summary of the borrowings and repayments under the Credit Facility for the three month periods ended March 31, 2022 and 2021, and the outstanding balances under the Facilities for the respective periods.

	For the three month periods ended
	March 31, 2022	March 31, 2021
Outstanding Borrowing, beginning of period	$407,655	$347,949
Borrowings	58,500	40,286
Repayments	(104,246)	(79,000)
Foreign currency translation	(2,230)	162
Outstanding Borrowing, end of period	$359,679	$309,397
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
Subject to certain exceptions, the Credit Facility is secured by a first lien security interest in substantially all of the portfolio investments held by the Company. The Credit Facility includes customary covenants, including certain financial covenants related to asset coverage, shareholders’ equity and liquidity, certain limitations on the incurrence of additional indebtedness and liens, and other maintenance covenants, as well as usual and customary events of default for senior secured revolving credit facilities of this nature. As of March 31, 2022 and December 31, 2021, the Company was in compliance with all covenants and other requirements of the Credit Facility.
Summary of the Credit Facility
The Credit Facility consisted of the following as of March 31, 2022 and December 31, 2021:

	March 31, 2022
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Credit Facility	$688,000	$359,679	$328,321	$328,518
Total	$688,000	$359,679	$328,321	$328,518

	December 31, 2021
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Credit Facility	$688,000	$407,655	$280,345	$280,706
Total	$688,000	$407,655	$280,345	$280,706
(1)The unused portion is the amount upon which commitment fees are based.
(2)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.

For the three month periods ended March 31, 2022 and 2021, the components of interest expense and credit facility fees were as follows:

	For the three month periods ended
	March 31, 2022	March 31, 2021
Interest expense	$2,209	$2,033
Facility unused commitment fee	333	328
Amortization of deferred financing costs	184	191
Other fees	—	—
Total interest expense and credit facility fees	$2,726	$2,552
Cash paid for interest expense	$2,224	$1,985

Average principal debt outstanding	$348,452	$340,357
Weighted average interest rate	2.54%	2.39%

As of March 31, 2022 and December 31, 2021, the components of interest and credit facilities payable were as follows:

	As of
	March 31, 2022	December 31, 2021
Interest expense payable	$560	$264
Unused commitment fees payable	20	3
Other credit facility fees payable	—	—
Interest and credit facilities payable	$580	$267

Weighted average interest rate (based on floating LIBOR rates)	2.95%	2.37%

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
The interest rate on the Senior Notes is subject to increase (up to an additional 1.00% over the stated rate of such notes) in the event that, subject to certain exceptions, the Senior Notes cease to have an investment grade rating. The Company is obligated to offer to repay the notes at par if certain change in control events occur. The Senior Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. Interest expense on the Senior Notes for the three month periods ended March 31, 2022 and 2021 was $2,209 and $2,209, respectively.
The note purchase agreement, as supplemented by the first supplement, for the Senior Notes contains customary terms and conditions for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a business development company within the meaning of the Investment Company Act and a regulated investment company under the Code, minimum asset coverage ratio and interest coverage ratio, and prohibitions on certain fundamental changes at the Company or any subsidiary guarantor, as well as customary events of default with customary cure and notice, including, without limitation, nonpayment, breach of covenant, material breach of representation or warranty under the note purchase agreement, cross-acceleration under other indebtedness of the Company or certain significant subsidiaries, certain judgments and orders, and certain events of bankruptcy. As of March 31, 2022, the Company was in compliance with these terms and conditions.

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

On the closing date of the 2015-1 Debt Securitization, the 2015-1 Issuer effected a one-time distribution to the Company of a substantial portion of the proceeds of the private placement of the 2015-1 Notes, net of expenses, which distribution was used to repay a portion of certain amounts outstanding under the SPV Credit Facility (which terminated on December 11, 2020) and the Credit Facility. As part of the 2015-1 Debt Securitization, certain first and second lien senior secured loans were distributed by the SPV to the Company pursuant to a distribution and contribution agreement.
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
The Investment Adviser serves as collateral manager to the 2015-1 Issuer under a collateral management agreement (the “Collateral Management Agreement”). Pursuant to the Collateral Management Agreement, the 2015-1 Issuer pays management fees (comprised of base management fees, subordinated management fees and incentive management fees) to the Investment Adviser for rendering collateral management services. As per the Collateral Management Agreement, for the period the Company retains all of the 2015-1 Issuer Preferred Interests, the Investment Adviser does not earn management fees for providing such collateral management services. The Company currently retains all of the 2015-1 Issuer Preferred Interests, thus the Investment Adviser did not earn any management fees from the 2015-1 Issuer for the three month periods ended March 31, 2022 and 2021. Any such waived fees may not be recaptured by the Investment Adviser.

Pursuant to an undertaking by the Company in connection with the 2015-1 Debt Securitization Refinancing, the Company has agreed to hold on an ongoing basis the 2015-1 Issuer Preferred Interests with an aggregate dollar purchase price at least equal to 5% of the aggregate outstanding amount of all collateral obligations by the 2015-1 Issuer for so long as any securities of the 2015-1 Issuer remain outstanding. As of March 31, 2022, the Company was in compliance with its undertaking.
The 2015-1 Issuer pays ongoing administrative expenses to the trustee, independent accountants, legal counsel, rating agencies and independent managers in connection with developing and maintaining reports, and providing required services in connection with the administration of the 2015-1 Issuer.
As of March 31, 2022, the 2015-1R Notes were secured by 64 first lien and second lien senior secured loans with a total fair value of approximately $520,588 and cash of $21,226. The pool of loans in the securitization must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture governing the 2015-1R Notes.
For the three month periods ended March 31, 2022 and 2021, the effective annualized weighted average interest rates, which include amortization of debt issuance costs on the 2015-1R Notes, were 2.39% and 2.43%, respectively, based on floating LIBOR rates. As of March 31, 2022 and December 31, 2021 the weighted average interest rates were 2.38% and 2.37% respectively, based on floating LIBOR rates.
For the for the three month periods ended March 31, 2022 and 2021, the components of interest expense on the 2015-1R Notes were as follows:

	For the three month periods ended
	March 31, 2022	March 31, 2021
Interest expense	$2,619	$2,671
Amortization of deferred financing costs	62	62
Total interest expense and credit facility fees	$2,681	$2,733
Cash paid for interest expense	$2,673	$2,720

As of March 31, 2022 and December 31, 2021, $2,147 and $2,200, respectively, of interest expense was included in interest and credit facility fees payable.
9. COMMMITMENTS AND CONTINGENCIES
A summary of significant contractual payment obligations was as follows as of March 31, 2022 and December 31, 2021:

Payment Due by Period	March 31, 2022	December 31, 2021
Less than one year	$—	$—
1-3 years	190,000	190,000
3-5 years	359,679	407,655
More than 5 years	449,200	449,200
Total	$998,879	$1,046,855
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of March 31, 2022 and December 31, 2021 for any such exposure.
The company has in the past, currently is and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments.

The Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par Value as of
	March 31, 2022	December 31, 2021
Unfunded delayed draw commitments	$173,121	$112,985
Unfunded revolving loan commitments	64,775	67,513
Total unfunded commitments	$237,896	$180,498

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
    The Preferred Stock is convertible, in whole or in part, at the option of the holder of the Preferred Stock into the number of shares of common stock equal to the Liquidation Preference plus any accumulated but unpaid dividends, divided by an initial conversion price of $9.50, subject to certain adjustments to prevent dilution as set forth in the Company's Articles Supplementary. The conversion price as of March 31, 2022 was $9.43. At any time after May 5, 2023, the Company, with the approval of the Board of Directors, including a majority of the Independent Directors, will have the option to redeem all of the Preferred Stock for cash consideration equal to the Liquidation Preference plus any accumulated but unpaid dividends. The holders of the Preferred Stock will have the right to convert all or a portion of their shares of Preferred Stock prior to the date fixed for such redemption. At any time after May 5, 2027, the holders of the Preferred Stock will have the option to require the Company to redeem any or all of the then-outstanding Preferred Stock upon 90 days’ notice. The form of consideration used in any such redemption is at the option of the Board of Directors, including a majority of the Independent Directors, and may be cash consideration equal to the Liquidation Preference plus any accumulated but unpaid dividends, or shares of common stock. Holders also have the right to redeem the Preferred Stock upon a Change in Control (as defined in the Article Supplementary).
The following table summarizes the Company’s dividends declared on its preferred stock during the prior year and the current fiscal year to-date. Unless otherwise noted, dividends were declared and paid, or are payable, in cash.

Date Declared	Record Date	Payment Date	Per Share Amount
March 31, 2021	March 31, 2021	March 31, 2021	0.438
June 30, 2021	June 30, 2021	June 30, 2021	0.438
September 30, 2021	September 30, 2021	September 30, 2021	0.438
December 29, 2021	December 31, 2021	December 31, 2021	0.438
March 25, 2022	March 31, 2022	March 31, 2022	0.438
Total			$2.190
Company Stock Repurchase Program
On November 1, 2021, the Company's Board of Directors approved the continuation of the Company's $150 million stock repurchase program (the “Company Stock Repurchase Program”) until November 5, 2022, or until the approved dollar amount has been used to repurchase shares of common stock. This program may be suspended, extended, modified or discontinued by the Company at any time, subject to applicable law. The Company's Stock Repurchase Program was originally approved by the Company's Board of Directors on November 5, 2018 and announced on November 6, 2018. Since the inception of the Company Stock Repurchase Program through March 31, 2022, the Company has repurchased 9,921,501 shares of the Company's common stock at an average cost of $13.33 per share, or $132,295 in the aggregate, resulting in accretion to net assets per share of $0.54.

Changes in Net Assets
For the three month period ended March 31, 2022, the Company repurchased and extinguished 495,296 shares for $7,008. The following table summarizes capital activity for the three month period ended March 31, 2022:

	Preferred Stock		Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount	Shares	Amount
Balance, January 1, 2022	2,000,000	$50,000	53,142,454	$532	$1,052,427	$(1,633)	$19,562	$(123,297)	$(48,787)	$948,804
Repurchase of common stock	—	—	(495,296)	(5)	(7,003)	—	—	—	—	(7,008)
Net investment income (loss)	—	—	—	—	—	—	25,519	—	—	25,519
Net realized gain (loss)	—	—	—	—	—	—	—	5,471	—	5,471
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	—	—	—	(307)	(307)
Dividends declared on common stock and preferred stock	—	—	—	—	—	—	(21,939)	—	—	(21,939)
Balance, March 31, 2022	2,000,000	$50,000	52,647,158	$527	$1,045,424	$(1,633)	$23,142	$(117,826)	$(49,094)	$950,540

For the three month period ended March 31, 2021, the Company repurchased and extinguished 511,047 shares for $5,570. The following table summarizes capital activity for the three month period ended March 31, 2021:

	Preferred Stock		Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount	Shares	Amount
Balance, January 1, 2021	2,000,000	$50,000	55,320,309	$553	$1,081,436	$(1,633)	$14,568	$(140,133)	$(103,428)	$901,363
Repurchase of common stock	—	—	(511,047)	(5)	(5,565)	—	—	—	—	(5,570)
Issuance of Preferred Stock	—	—	—	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	—	—	—	20,679	—	—	20,679
Net realized gain (loss)	—	—	—	—	—	—	—	1,591	—	1,591
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	—	—	—	13,634	13,634
Dividends declared	—	—	—	—	—	—	(21,177)	—	—	(21,177)
Balance, March 31, 2021	2,000,000	$50,000	54,809,262	$548	$1,075,871	$(1,633)	$14,070	$(138,542)	$(89,794)	$910,520

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

	For the three month period ended March 31, 2022
	Basic	Diluted
Net increase (decrease) in net assets resulting from operations attributable to Common Stockholders	$29,808	$30,683
Weighted-average common shares outstanding	52,892,054	58,194,422
Basic and diluted earnings per share	$0.56	$0.53

	For the three month period ended March 31, 2021
	Basic	Diluted
Net increase (decrease) in net assets resulting from operations attributable to Common Stockholders	$35,029	$35,904
Weighted-average common shares outstanding	55,039,010	60,306,312
Basic and diluted earnings per share	$0.64	$0.60
Common Stock Dividends
The following table summarizes the Company’s dividends declared on its common stock during the two most recent fiscal years and the current fiscal year to-date:

Date Declared	Record Date	Payment Date	Per Common Share Amount
February 24, 2020	March 31, 2020	April 17, 2020	$0.37
May 4, 2020	June 30, 2020	July 17, 2020	$0.37
August 3, 2020	September 30, 2020	October 16, 2020	$0.32	(2)
August 3, 2020	September 30, 2020	October 16, 2020	$0.05	(1)
November 2, 2020	December 31, 2020	January 15, 2021	$0.32
November 2, 2020	December 31, 2020	January 15, 2021	$0.04	(1)
February 22, 2021	March 31, 2021	April 16, 2021	$0.32
February 22, 2021	March 31, 2021	April 16, 2021	$0.05	(1)
May 3, 2021	June 30, 2021	July 15, 2021	$0.32
May 3, 2021	June 30, 2021	July 15, 2021	$0.04	(1)
August 2, 2021	September 30, 2021	October 15, 2021	$0.32
August 2, 2021	September 30, 2021	October 15, 2021	$0.06	(1)
November 1, 2021	December 31, 2021	January 14, 2022	$0.32
November 1, 2021	December 31, 2021	January 14, 2022	$0.07	(1)
February 18, 2022	March 31, 2022	April 15, 2022	$0.32
February 18, 2022	March 31, 2022	April 15, 2022	$0.08	(1)
(1)Represents a special/supplemental dividend.
(2)The Company updated its dividend policy such that the base dividend is $0.32 per share of common stock, effective with the third quarter 2020 dividend.

11. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of consolidated financial highlights for the three month periods ended March 31, 2022 and 2021:

	For the three month periods ended
	March 31, 2022	March 31, 2021
Per Common Share Data:
Net asset value per common share, beginning of period	$16.91	$15.39
Net investment income (loss) (1)	0.47	0.36
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	0.09	0.29
Net increase (decrease) in net assets resulting from operations	0.56	0.65
Dividends declared (2)	(0.40)	(0.37)
Other	0.01	—
Accretion due to share repurchases	0.03	0.03
Net asset value per common share, end of period	$17.11	$15.70
Market price per common share, end of period	$14.39	$13.20

Number of common shares outstanding, end of period	52,647,158	54,809,262
Total return based on net asset value (3)	3.55%	4.42%
Total return based on market price (4)	7.72%	32.26%
Net assets attributable to Common Stockholders, end of period	$900,540	$860,520
Ratio to average net assets attributable to Common Stockholders(5):
Expenses before incentive fees	1.86%	1.76%
Expenses after incentive fees	2.44%	2.23%
Net investment income (loss)	2.84%	2.28%
Interest expense and credit facility fees	0.85%	0.83%
Ratios/Supplemental Data:
Asset coverage, end of period	185.86%	186.17%
Portfolio turnover	6.00%	8.05%
Weighted-average shares outstanding	52,892,054	55,039,010
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

12. LITIGATION
The Company may become party to certain lawsuits in the ordinary course of business. The Company does not believe that the outcome of current matters, if any, will materially impact the Company or its consolidated financial statements. As of March 31, 2022 and December 31, 2021, the Company was not subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company.

In addition, portfolio investments of the Company could be the subject of litigation or regulatory investigations in the ordinary course of business. The Company does not believe that the outcome of any current contingent liabilities of its portfolio investments, if any, will materially affect the Company or these consolidated financial statements.

13. TAX
The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of March 31, 2022 and December 31, 2021.
In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. As of March 31, 2022 and December 31, 2021, the Company had filed tax returns and therefore is subject to examination.
The Company’s taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate. The estimated tax character of dividends declared on preferred stock and common stock for three month periods ended March 31, 2022 and 2021 was as follows:

	For the three month periods ended
	March 31, 2022	March 31, 2021
Ordinary income	$21,939	$21,177
Tax return of capital	$—	$—
14. SUBSEQUENT EVENTS
Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed below and elsewhere in the consolidated financial statements.
On May 2, 2022, the Board of Directors declared a base quarterly common dividend of $0.32 plus a supplemental common dividend of $0.08, which are payable on July 15, 2022 to common stockholders of record on June 30, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(dollar amounts in thousands, except per share data, unless otherwise indicated)
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
We have included or incorporated by reference in this Form 10-Q, and from time to time our management may make, “forward-looking statements”. These forward-looking statements are not historical facts, but instead relate to future events or the future performance or financial condition of Carlyle Secured Lending, Inc. (together with its consolidated subsidiaries, “we,” “us,” “our,” “CSL” or the “Company”). These statements are based on current expectations, estimates and projections about us, our current or prospective portfolio investments, our industry, our beliefs, and our assumptions. The forward-looking statements contained in this Form 10-Q involve a number of risks and uncertainties, including statements concerning:

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
•the ability of Carlyle Global Credit Investment Management L.L.C., our investment adviser (the “Investment Adviser”), to locate suitable investments for us and to monitor and administer our investments;
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
•our ability to maintain our status as a business development company (“BDC”); and
•our intent to satisfy the requirements of a regulated investment company under Subchapter M of the Internal Revenue Code of 1986, as amended.
We use words such as “anticipates,” “believes,” “expects,” “intends,” “will,” “should,” “may,” “plans,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions to identify forward-looking statements, although not all forward-looking statements include these words. Our actual results and condition could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” in Part II, Item 1A of our annual report on Form 10-K for the year ended December 31, 2021 (our “2021 Form 10-K”).
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

OVERVIEW
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Part I, Item 1 of this Form 10-Q “Financial Statements.” This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to those described in “Risk Factors” in Part I, Item 1A of our 2021 Form 10-K. Our actual results could differ materially from those anticipated by such forward-looking statements due to factors discussed under “Risk Factors” in our 2021 Form 10-K and “Cautionary Statements Regarding Forward-Looking Statements” appearing elsewhere in this Form 10-Q.
We are a Maryland corporation formed on February 8, 2012, and structured as an externally managed, non-diversified closed-end investment company. We have elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). We have elected to be treated, and intend to continue to comply with the requirements to qualify annually, as a RIC under Subchapter M of the Internal Revenue Code (the “Code”).
Our investment objective is to generate current income and, to a lesser extent, capital appreciation primarily through secured debt investments in U.S. middle market companies. Our core investment strategy focuses on lending to U.S. middle market companies supported by financial sponsors, which we define as companies with approximately $25 million to $100 million of earnings before interest, taxes, depreciation and amortization, which we believe is a useful proxy for cash flow. This core strategy is supplemented with complementary specialty lending and opportunistic investing strategies, which take advantage of the broad capabilities of Carlyle’s Global Credit platform while offering risk diversifying portfolio benefits. We seek to achieve our investment objective primarily through direct origination of secured debt instruments, including first lien senior secured loans (which may include stand-alone first lien loans, first lien/last out loans and “unitranche” loans) and second lien senior secured loans (collectively, “Middle Market Senior Loans”), with the balance of our assets invested in higher yielding investments (which may include unsecured debt, mezzanine debt and investments in equities). We generally make Middle Market Senior Loans to private U.S. middle market companies that are, in many cases, controlled by private equity firms. Depending on market conditions, we expect that between 70% and 80% of the value of our assets will be invested in Middle Market Senior Loans. We expect that the composition of our portfolio will change over time given our Investment Adviser’s view on, among other things, the economic and credit environment (including with respect to interest rates) in which we are operating.
On June 19, 2017, we closed our initial public offering, issuing 9,454,200 shares of our common stock (including shares issued pursuant to the exercise of the underwriters’ over-allotment option on July 5, 2017) at a public offering price of $18.50 per share. Net of underwriting costs, we received cash proceeds of $169,488. Shares of common stock of CSL began trading on the Nasdaq Global Select Market under the symbol “CGBD” on June 14, 2017.

On June 9, 2017, we acquired NF Investment Corp. (“NFIC”), a BDC managed by our Investment Adviser (the “NFIC Acquisition”). As a result, we issued 434,233 shares of common stock to the NFIC stockholders and approximately $145,602 in cash, and acquired approximately $153,648 in net assets.
We are externally managed by our Investment Adviser, an investment adviser registered under the Investment Advisers Act of 1940 (the “Advisers Act”), as amended. Our Administrator provides the administrative services necessary for us to operate. Both our Investment Adviser and our Administrator are wholly owned subsidiaries of Carlyle Investment Management L.L.C., a subsidiary of Carlyle. Our Investment Adviser’s five-person investment committee is responsible for reviewing and approving our investment opportunities. The members of the investment committee have experience investing through different credit cycles. Our Investment Adviser’s investment committee comprises five of the most senior credit professional within the Carlyle Global Credit segment, with backgrounds and expertise across asset classes and over 26 years of average industry experience and 10 years of average tenure. In addition, our Investment Adviser and its investment team are supported by a team of finance, operations and administrative professionals currently employed by Carlyle Employee Co., a wholly owned subsidiary of Carlyle.
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
Expenses
Our primary operating expenses include the payment of: (i) investment advisory fees, including base management fees and incentive fees, to our Investment Adviser pursuant to the investment advisory agreement between us and our Investment Adviser (as amended, the “Investment Advisory Agreement”); (ii) costs and other expenses and our allocable portion of overhead incurred by our Administrator in performing its administrative obligations under the Administration Agreement between us and our Administrator; and (iii) other operating expenses as detailed below:

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
•indemnification payments;
•direct fees and expenses associated with independent audits, agency, consulting and legal costs; and
•all other expenses incurred by us or Carlyle Global Credit Administration L.L.C. (the “Administrator”) in connection with administering our business, including our allocable share of certain officers and their staff compensation.
We expect our general and administrative expenses to be relatively stable or to decline as a percentage of total assets during periods of asset growth and to increase during periods of asset declines.

PORTFOLIO AND INVESTMENT ACTIVITY
Below is a summary of certain characteristics of our investment portfolio as of March 31, 2022 and December 31, 2021.

	As of
	March 31, 2022	December 31, 2021
Fair value of investments	$1,873,183	$1,913,052
Count of investments	156	154
Count of portfolio companies / investment funds	117	117
Count of industries	27	27
Percentage of total investment fair value:
First lien debt	65.4%	64.4%
Second lien debt	16.2%	17.9%
Total secured debt	81.6%	82.3%
Investment Funds	14.2%	13.7%
Equity investments	4.2%	4.0%

Percentage of debt investment fair value:
Floating rate (1)	98.4%	98.4%
Fixed interest rate	1.6%	1.6%
(1) Primarily subject to interest rate floors.
Our investment activity for the three month periods ended March 31, 2022 and 2021 is presented below (information presented herein is at amortized cost unless otherwise indicated):

	For the three month periods ended
	March 31, 2022	March 31, 2021
Investments:
Total investments, beginning of period	$1,957,553	$1,922,966
New investments purchased	113,966	148,927
Net accretion of discount on investments	2,338	2,026
Net realized gain (loss) on investments	5,839	1,673
Investments sold or repaid	(159,443)	(150,601)
Total Investments, end of period	$1,920,253	$1,924,991
Principal amount of investments funded:
First Lien Debt	$110,594	$98,408
Second Lien Debt	249	52,369
Equity Investments	820	645
Total	$111,663	$151,422
Principal amount of investments sold or repaid:
First Lien Debt	$(108,253)	$(107,073)
Second Lien Debt	(36,325)	(41,531)
Equity Investments	(3)	(446)
Total	$(144,581)	$(149,050)
Number of new funded investments	8	10
Average amount of new funded investments	$10,771	$12,583
Percentage of new funded debt investments at floating interest rates	100%	100%
Percentage of new funded debt investments at fixed interest rates	—%	—%

As of March 31, 2022 and December 31, 2021, investments consisted of the following:

	March 31, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt	$1,270,317	$1,224,117	$1,271,794	$1,232,084
Second Lien Debt	306,022	304,202	341,538	341,776
Equity Investments	72,817	78,699	73,125	77,093
Investment Funds	271,097	266,165	271,096	262,099
Total	$1,920,253	$1,873,183	$1,957,553	$1,913,052

The weighted average yields (1) for our first and second lien debt, based on the amortized cost and fair value as of March 31, 2022 and December 31, 2021, were as follows:

	March 31, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt	7.35%	7.62%	7.31%	7.55%
Second Lien Debt	9.27%	9.33%	9.04%	9.04%
First and Second Lien Debt Total	7.72%	7.96%	7.68%	7.87%

(1)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of March 31, 2022 and December 31, 2021. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount “OID”) and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.
Total weighted average yields (which includes the effect of accretion of discount and amortization of premiums) of our first and second lien debt investments as measured on an amortized cost basis increased from 7.68% to 7.72% from December 31, 2021 to March 31, 2022.
The following table summarizes the fair value of our performing and non-accrual/non-performing investments as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
	Fair Value	Percentage	Fair Value	Percentage
Performing	$1,803,226	96.3%	$1,836,501	96.0%
Non-accrual (1)	69,957	3.7	76,551	4.0
Total	$1,873,183	100.0%	$1,913,052	100.0%

(1)For information regarding our non-accrual policy, see Note 2 to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
See the Consolidated Schedules of Investments as of March 31, 2022 and December 31, 2021 in our consolidated financial statements in Part I, Item 1 of this Form 10-Q for more information on these investments, including a list of companies and type and amount of investments.

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

Our Investment Adviser monitors and, when appropriate, changes the risk ratings assigned to each debt investment in our portfolio. Our Investment Adviser reviews our investment ratings in connection with our quarterly valuation process. The below table summarizes the Internal Risk Ratings assigned as of March 31, 2022 and December 31, 2021.

	March 31, 2022		December 31, 2021
	Fair Value	% of Fair Value	Fair Value	% of Fair Value
(dollar amounts in millions)
Internal Risk Rating 1	$16.9	1.1%	$3.8	0.2%
Internal Risk Rating 2	1,152.0	75.4	1,205.5	76.6
Internal Risk Rating 3	290.3	19.0	299.5	19.0
Internal Risk Rating 4	28.0	1.8	27.6	1.8
Internal Risk Rating 5	41.1	2.7	37.5	2.4
Total	$1,528.3	100.0%	$1,573.9	100.0%

As of March 31, 2022 and December 31, 2021, the weighted average Internal Risk Rating of our debt investment portfolio was 2.3 and 2.3, respectively. As of March 31, 2022, two of our debt investments, with an aggregate fair value of $69.1 million were assigned an Internal Risk Rating of 4-5.  As of December 31, 2021, two of our debt investments, with an aggregate fair value of $65.1 million were assigned an Internal Risk Rating of 4-5. As of March 31, 2022 and December 31, 2021, three and five of our debt investments were on non-accrual status, respectively. Our debt investments non-accrual status had a fair value of $70.0 million and $76.6 million, respectively, which represented approximately 3.7% and 4.0%, respectively, of our total investments at fair value as of March 31, 2022 and December 31, 2021. The remaining first and second lien debt investments were performing and current on their interest payments as of March 31, 2022 and December 31, 2021.

CONSOLIDATED RESULTS OF OPERATIONS
For the three month periods ended March 31, 2022 and 2021
The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and losses and net change in unrealized appreciation and depreciation. As a result, quarterly comparisons may not be meaningful.
Investment Income
Investment income for the three month periods ended March 31, 2022 and 2021 was as follows:

	For the three month periods ended
	March 31, 2022	March 31, 2021
Investment income
First Lien Debt	$31,833	$25,584
Second Lien Debt	7,865	6,700
Equity Investments	287	1,036
Investment Funds	7,524	7,528
Total investment income	$47,509	$40,848
The increase in investment income for the three month period ended March 31, 2022 from the comparable period in 2021 was primarily driven by due to previously unrecognized income of $3.8 million from the exit of the investment in SolAero, higher other income and an increase in accelerations of amortization from the repayment of loans. As of March 31, 2022, the size of our portfolio decreased to $1,920,253 from $1,924,992 as of March 31, 2021, at amortized cost. As of March 31, 2022, the weighted average yield of our first and second lien debt investments increased to 7.72% from 7.63% as of March 31, 2021 on amortized cost, primarily due to new fundings being originated at a higher weighted average yield than the yield of positions being repaid or sold.
Interest income on our first and second lien debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of March 31, 2022 and 2021, three and five first lien debt investments, respectively, were on non-accrual status. Non-accrual investments had a fair value of $69,957 and $60,376 respectively, which represented approximately 3.7% and 3.3% of total investments at fair value, respectively, as of March 31, 2022 and 2021. The remaining first and second lien debt investments were performing and current on their interest payments as of March 31, 2022 and 2021.
For the three month periods ended March 31, 2022 and 2021, the Company earned $2,236 and $1,470, respectively, in other income. The increase in other income for the three month period ended March 31, 2022 from the comparable period in 2021 was primarily driven by higher prepayment fees.
For the three month periods ended March 31, 2022 and 2021, the Company earned $7,524 and $7,528, respectively, in dividend and interest income from the investment funds.
Net investment income (loss) for the three month periods ended March 31, 2022 and 2021 was as follows:

	For the three month periods ended
	March 31, 2022	March 31, 2021
Total investment income	$47,509	$40,848
Net expenses (including excise tax expense)	(21,990)	(20,169)
Net investment income (loss)	$25,519	$20,679

Expenses

	For the three month periods ended
	March 31, 2022	March 31, 2021
Base management fees	$7,050	$6,800
Incentive fees	5,228	4,257
Professional fees	783	691
Administrative service fees	406	282
Interest expense	7,099	6,975
Credit facility fees	517	519
Directors’ fees and expenses	160	116
Other general and administrative	394	405
Excise tax expense	353	124
Expenses	$21,990	$20,169

Interest expense and credit facility fees for the three month periods ended March 31, 2022 and 2021 comprised the following:

	For the three month periods ended
	March 31, 2022	March 31, 2021
Interest expense	$7,099	$6,975
Facility unused commitment fee	333	328
Amortization of deferred financing costs	184	191
Other fees	—	—
Total interest expense and credit facility fees	$7,616	$7,494
Cash paid for interest expense	$7,106	$6,915

Average principal debt outstanding	$987,652	$979,557
Weighted average interest rate	2.88%	2.85%
The increase in interest expense and credit facility fees for the three month period ended March 31, 2022 compared to the comparable period in 2021 was primarily driven by higher average principal balances outstanding and higher weighted average interest rates.
Below is a summary of the base management fees and incentive fees incurred during the three month periods ended March 31, 2022 and 2021.

	For the three month periods ended
	March 31, 2022	March 31, 2021
Base management fees	$7,050	$6,800
Incentive fees on pre-incentive fee net investment income	5,228	4,257
Realized capital gains incentive fees	—	—
Accrued capital gains incentive fees	—	—
Total capital gains incentive fees	—	—
Total incentive fees	5,228	4,257
Total base management fees and incentive fees	$12,278	$11,057
The increase in base management fees and incentive fees related to pre-incentive fee net investment income for the three month period ended March 31, 2022 from the comparable period in 2021 was driven by higher investment fair value and higher pre-incentive fee net investment income.

For the three month periods ended March 31, 2022 and 2021, there were no accrued capital gains incentive fees based upon the cumulative net realized and unrealized appreciation (depreciation) as of March 31, 2022 and 2021. The accrual for any capital gains incentive fee under accounting principles generally accepted in the United States (“U.S. GAAP”) in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. See Note 4 to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q for more information on the incentive and base management fees.
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
Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) on Investments
During the three month periods ended March 31, 2022 and 2021, we had realized gains on 7 and 8 investments, respectively, totaling approximately $5,839 and $1,673, respectively. There were no realized losses for the three month periods ended March 31, 2022 and 2021. During the three month periods ended March 31, 2022 and 2021, we had unrealized appreciation on 45 and 99 investments, respectively, totaling approximately $19,498 and $24,087, respectively, which was offset by unrealized depreciation on 102 and 58 investments, respectively, totaling approximately $22,070 and $10,228, respectively.
Net realized gain (loss) and net change in unrealized appreciation (depreciation) by the type of investments for the three month periods ended March 31, 2022 and 2021 were as follows:

	For the three month periods ended
	March 31, 2022	March 31, 2021
Net realized gain (loss) on investments	$5,839	$1,673
Net change in unrealized appreciation (depreciation) on investments	(2,572)	13,859
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	$3,267	$15,532
Net realized gain (loss) and net change in unrealized appreciation (depreciation) by the type of investments for the three month periods ended March 31, 2022 and 2021 were as follows:

	For the three month periods ended
	March 31, 2022		March 31, 2021
Type	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)
First Lien Debt	$3,455	$(6,491)	$992	$10,550
Second Lien Debt	—	(2,058)	—	4,713
Equity Investments	2,384	1,914	681	1,254
Investment Funds	—	4,063	—	(2,691)
Total	$5,839	$(2,572)	$1,673	$13,826
Net change in unrealized appreciation in our investments for the three month period ended March 31, 2022 decreased compared to the comparable period in 2021 primarily due to negative impact of widening market yields partially offset by an increase in the value of the investment in Middle Market Credit Fund, LLC (“Credit Fund”). Net change in unrealized appreciation (depreciation) is also driven by changes in other inputs utilized under our valuation methodology, including, but not limited to, enterprise value multiples, borrower leverage multiples and borrower ratings, and the impact of exits.

MIDDLE MARKET CREDIT FUND, LLC
Overview
On February 29, 2016, the Company and Credit Partners USA LLC (“Credit Partners”) entered into an amended and restated limited liability agreement, which was subsequently amended and restated on June 24, 2016 and February 22, 2021 (as amended, the “Limited Liability Company Agreement”) to co-manage Credit Fund, a Delaware limited liability company that is not consolidated in the Company’s consolidated financial statements. Credit Fund primarily invests in first lien loans of middle market companies. Credit Fund is managed by a six-member board of managers, on which the Company and Credit Partners each have equal representation. Establishing a quorum for Credit Fund’s board of managers requires at least four members to be present at a meeting, including at least two of the Company’s representatives and two of Credit Partners’ representatives. The Company and Credit Partners each have 50% economic ownership of Credit Fund and have commitments to fund, from time to time, capital of up to $250,000 each. Funding of such commitments generally requires the approval of the board of Credit Fund, including the board members appointed by the Company. By virtue of its membership interest, the Company and Credit Partners each indirectly bear an allocable share of all expenses and other obligations of Credit Fund.
Together with Credit Partners, the Company co-invests through Credit Fund. Investment opportunities for Credit Fund are sourced primarily by the Company and its affiliates. Portfolio and investment decisions with respect to Credit Fund must be unanimously approved by a quorum of Credit Fund’s investment committee consisting of an equal number of representatives of the Company and Credit Partners. Therefore, although the Company owns more than 25% of the voting securities of Credit Fund, the Company does not believe that it has control over Credit Fund (other than for purposes of the Investment Company Act). Middle Market Credit Fund SPV, LLC (the “Credit Fund Sub”), MMCF CLO 2019-2, LLC (the “2019-2 Issuer”) and MMCF Warehouse II, LLC (the “Credit Fund Warehouse II”), each a Delaware limited liability company, were formed on April 5, 2016, November 26, 2018 and August 16, 2019, respectively. Credit Fund Sub, the 2019-2 Issuer, and Credit Fund Warehouse II are wholly owned subsidiaries of Credit Fund and are consolidated in Credit Fund’s consolidated financial statements commencing from the date of their respective formations. In August 2021, the 2019-2 Notes, as defined below, were redeemed and repaid in full. Credit Fund Sub and Credit Fund Warehouse II primarily invest in first lien loans of middle market companies. Credit Fund and its wholly owned subsidiaries follow the same Internal Risk Rating System as the Company. Refer to “Debt” below for discussions regarding the credit facilities entered into and the notes issued by such wholly-owned subsidiaries.
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

Selected Financial Data
Since inception of Credit Fund and through March 31, 2022 and December 31, 2021, the Company and Credit Partners each made capital contributions of $1 and $1 in members’ equity, respectively, and $216,000 and $216,000 in subordinated loans, respectively, to Credit Fund. On May 25, 2021, the Company and Credit Partners received an aggregate return of capital on the subordinated loans of $46,000, of which the Company received $23,000. Below is certain summarized consolidated financial information for Credit Fund as of March 31, 2022 and December 31, 2021.

	March 31, 2022	December 31, 2021
	(unaudited)
Selected Consolidated Balance Sheet Information
ASSETS
Investments, at fair value (amortized cost of $920,819 and $940,092, respectively)	$897,817	$926,959
Cash, cash equivalents and restricted cash (1)	20,268	54,041
Other assets	8,264	7,698
Total assets	$926,349	$988,698
LIABILITIES AND MEMBERS’ EQUITY
Secured borrowings	$554,329	$600,651
Notes payable, net of unamortized debt issuance costs of $0 and $, respectively	—	—
Other liabilities	13,534	19,828
Subordinated loans and members’ equity (2)	358,486	368,219
Liabilities and members’ equity	$926,349	$988,698
(1) As of March 31, 2022 and December 31, 2021, $10,072 and $10,816, respectively, of Credit Fund's cash and cash equivalents was restricted.
(2) As of March 31, 2022 and December 31, 2021, the fair value of the Company’s ownership interest in the subordinated loans and members’ equity was $189,285 and $205,891, respectively.

	For the three month periods ended
	March 31, 2022	March 31, 2021
	(unaudited)
Selected Consolidated Statement of Operations Information:
Total investment income	$14,679	$16,105
Expenses
Interest and credit facility expenses	4,046	5,415
Other expenses	497	468
Total expenses	4,543	5,883
Net investment income (loss)	10,136	10,222
Net realized gain (loss) on investments	—	(1,578)
Net change in unrealized appreciation (depreciation) on investments	(9,869)	13,498
Net increase (decrease) resulting from operations	$267	$22,142

Below is a summary of Credit Fund’s portfolio, followed by a listing of the loans in Credit Fund's portfolio, as of March 31, 2022 and December 31, 2021:

	As of
	March 31, 2022	December 31, 2021
Senior secured loans (1)	$923,100	$942,930
Weighted average yields of senior secured loans based on amortized cost (2)	6.13%	6.04%
Weighted average yields of senior secured loans based on fair value (2)	6.25%	6.09%
Number of portfolio companies in Credit Fund	44	45
Average amount per portfolio company (1)	$20,980	$20,954
Number of loans on non-accrual status	—	—
Fair value of loans on non-accrual status	$—	$—
Percentage of portfolio at floating interest rates (3)(4)	100.0%	100.0%
Percentage of portfolio at fixed interest rates (4)	—%	—%
Fair value of loans with PIK provisions	$4,576	$—
Percentage of portfolio with PIK provisions (4)	0.5%	—%
(1)At par/principal amount.
(2)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of March 31, 2022 and December 31, 2021. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.
(3)Floating rate debt investments are primarily subject to interest rate floors.
(4)Percentages based on fair value.

Consolidated Schedule of Investments as of March 31, 2022
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
First Lien Debt (100.0% of fair value)
ACR Group Borrower, LLC	^+	(2)(3)(6)	Aerospace & Defense	L + 4.25%	5.25%	3/31/2028	$36,070	$35,529	$36,070
Acrisure, LLC	+#	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 3.50%	3.72%	2/13/2027	25,311	25,289	24,884
Acrisure, LLC	+	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 4.25%	4.75%	2/13/2027	6,683	6,636	6,646
Analogic Corporation	^+	(2)(3)(6)	Capital Equipment	L + 5.25%	6.25%	6/22/2024	20,030	20,017	19,626
Anchor Packaging, Inc.	+#	(2)(3)	Containers, Packaging & Glass	L + 4.00%	4.10%	7/18/2026	24,409	24,327	24,167
API Technologies Corp.	+#	(2)(3)	Aerospace & Defense	L + 4.25%	4.35%	5/9/2026	14,588	14,540	14,262
Aptean, Inc.	+#	(2)(3)	Software	L + 4.25%	4.35%	4/23/2026	12,125	12,084	12,051
Avalign Technologies, Inc.	+#	(2)(3)	Healthcare & Pharmaceuticals	L + 4.50%	4.63%	12/22/2025	14,406	14,322	13,938
BMS Holdings III Corp.	+	(2)(3)	Construction & Building	L + 5.50%	6.50%	9/30/2026	11,216	11,119	11,054
Chartis Holding, LLC	^+	(2)(3)(6)	Business Services	L + 5.50%	6.50%	5/1/2025	6,946	6,946	6,917
Chemical Computing Group ULC (Canada)	^+	(2)(3)(6)	Software	L + 4.50%	5.50%	8/30/2024	13,876	13,507	13,713
Chudy Group, LLC	^+	(2)(3)(6)	Healthcare & Pharmaceuticals	L + 5.75%	6.75%	6/30/2027	32,938	32,405	33,098
Diligent Corporation	^+	(2)(3)(6)	Telecommunications	L + 6.25%	7.25%	8/4/2025	9,743	9,537	9,705
Divisions Holding Corporation	+#	(2)(3)	Business Services	L + 4.75%	5.50%	5/27/2028	24,875	24,651	24,676
DTI Holdco, Inc.	+	(2)(3)	High Tech Industries	L + 4.75%	5.75%	9/30/2023	18,446	18,400	18,130
Eliassen Group, LLC	+	(2)(3)	Business Services	L + 5.25%	5.35%	11/5/2024	15,140	15,089	15,117
EPS Nass Parent, Inc.	^+	(2)(3)(6)	Utilities: Electric	L + 5.75%	6.75%	4/19/2028	32,955	32,304	32,482
EvolveIP, LLC	^+	(2)(3)(6)(7)	Telecommunications	SOFR + 5.50%	6.50%	6/7/2025	40,094	40,036	39,994
Exactech, Inc.	+#	(2)(3)	Healthcare & Pharmaceuticals	L + 3.75%	4.75%	2/14/2025	21,251	21,171	20,312
Excel Fitness Holdings, Inc.	+#	(2)(3)	Hotel, Gaming & Leisure	L + 5.25%	6.25%	10/7/2025	24,437	24,283	23,989
Frontline Technologies Holdings, LLC	+	(2)(3)	Software	L + 5.25%	6.25%	9/18/2023	14,698	14,288	14,683
GSM Acquisition Corp.	^+	(2)(3)(6)(7)	Hotel, Gaming & Leisure	SOFR + 5.00%	6.00%	11/16/2026	26,868	26,579	26,542
Heartland Home Services, Inc	+	(2)(3)(6)	Consumer Services	L + 6.00%	7.00%	12/15/2026	17,651	17,651	17,619
HMT Holding Inc.	^+	(2)(3)(6)(7)	Energy: Oil & Gas	SOFR + 6.25%	7.25%	11/17/2025	32,400	32,191	30,097
Integrity Marketing Acquisition, LLC	^+	(2)(3)(6)	Banking, Finance, Insurance & Real Estate	L + 5.50%	6.25%	8/27/2025	32,772	32,269	31,647
Jensen Hughes, Inc.	^+	(2)(3)(6)	Utilities: Electric	L + 4.50%	5.50%	3/22/2024	34,305	34,264	33,375
K2 Insurance Services, LLC	^+	(2)(3)(6)	Banking, Finance, Insurance & Real Estate	L + 5.00%	6.00%	7/1/2026	12,896	12,896	12,880
KAMC Holdings, Inc.	+#	(2)(3)	Energy: Electricity	L + 4.00%	4.18%	8/14/2026	13,650	13,605	11,511
KBP Investments, LLC	+	(2)(3)(6)	Beverage, Food & Tobacco	L + 5.00%	5.75%	5/25/2027	36,934	36,594	35,307
Odyssey Logistics & Technology Corp.	+#	(2)(3)	Transportation: Cargo	L + 4.00%	5.00%	10/12/2024	9,580	9,557	9,382
Output Services Group	^+	(2)(3)	Media: Advertising, Printing & Publishing	L + 4.50%	5.50%	3/27/2024	19,172	19,146	14,666
Premise Health Holding Corp.	+#	(2)(3)	Healthcare & Pharmaceuticals	L + 3.50%	3.72%	7/10/2025	13,411	13,377	13,369
Q Holding Company	+#	(2)(3)	Automotive	L + 5.00%	6.00%	12/31/2023	21,460	21,377	20,589
QW Holding Corporation	^+	(2)(3)(6)	Environmental Industries	L + 5.75%	6.75%	8/31/2026	15,184	14,984	14,923

Consolidated Schedule of Investments as of March 31, 2022
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
Radiology Partners, Inc.	+#	(2)(3)	Healthcare & Pharmaceuticals	L + 4.25%	4.36%	7/9/2025	$27,686	$27,608	$27,291
RevSpring Inc.	+#	(2)(3)	Media: Advertising, Printing & Publishing	L + 4.25%	4.47%	10/11/2025	29,074	28,936	28,529
Striper Buyer, LLC	+	(2)(3)	Containers, Packaging & Glass	L + 5.50%	6.25%	12/30/2026	14,812	14,688	14,813
Turbo Buyer, Inc.	+	(2)(3)(6)	Automotive	L + 6.00%	7.00%	12/2/2025	13,924	13,924	13,696
U.S. TelePacific Holdings Corp.	+	(2)(3)(7)	Telecommunications	SOFR + 8.25% (1.00%, 7.25% PIK)	9.25%	5/2/2026	6,660	6,646	4,576
USALCO, LLC	+	(2)(3)	Chemicals, Plastics & Rubber	L + 6.00%	7.00%	10/19/2027	14,958	14,678	14,505
VRC Companies, LLC	^+	(2)(3)(6)	Business Services	L + 5.50%	6.25%	6/29/2027	26,608	26,208	26,155
Welocalize, Inc.	^+	(2)(3)(6)	Business Services	L + 4.75%	5.75%	12/23/2024	34,115	33,801	33,387
WRE Holding Corp.	^+	(2)(3)(6)(7)	Environmental Industries	SOFR + 5.25%	6.25%	1/3/2025	8,943	8,931	8,817
Yellowstone Buyer Acquisition, LLC	+	(2)(3)	Consumer Goods: Durable	L + 5.75%	6.75%	9/13/2027	39,800	39,065	38,627
First Lien Debt Total								$915,455	$897,817
Equity Investments (0.0% of fair value)
DBI Holding, LLC	^		Transportation: Cargo				2,961	$—	$—
DBI Holding, LLC	^		Transportation: Cargo				13,996	5,364	—
Equity Investments Total								$5,364	$—
Total Investments								$920,819	$897,817

^ Denotes that all or a portion of the assets are owned by Credit Fund. Credit Fund has entered into a revolving credit facility with the Company (the “Credit Fund Facility”). Accordingly, such assets are not available to creditors of Credit Fund Sub or Credit Fund Warehouse II.
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
# Denotes that all or a portion of the assets are owned by the Credit Fund Warehouse II. Credit Fund Warehouse II has entered into a revolving credit facility (the “Credit Fund Warehouse II Facility”). The lenders of the Credit Fund Warehouse II Facility have a first lien security interest in substantially all of the assets of the Credit Fund Warehouse II. Accordingly, such assets are not available to creditors of Credit Fund, or the Credit Fund Sub.
(1)Unless otherwise indicated, issuers of investments held by Credit Fund are domiciled in the United States. As of March 31, 2022, the geographical composition of investments as a percentage of fair value was 1.5% in Canada and 98.5% in the United States. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR, the Secured Overnight Financing Rate (“SOFR”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, Credit Fund has indicated the reference rate used and provided the spread and the interest rate in effect as of March 31, 2022. As of March 31, 2022, the reference rates for Credit Fund’s variable rate loans were the 30-day LIBOR at 0.45%, the 90-day LIBOR at 0.96%, the 180-day LIBOR at 1.47%, the 30-day SOFR at 0.30%, and the 90-day SOFR at 0.68%.
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

(6)As of March 31, 2022, Credit Fund and Credit Fund Sub had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

First Lien Debt – unfunded delayed draw and revolving term loans commitments	Type	Unused Fee	Par/ Principal Amount	Fair Value
ACR Group Borrower, LLC	Revolver	0.40%	$5,670	$—
Analogic Corporation	Revolver	0.50	564	(11)
Chartis Holding, LLC	Revolver	0.50	2,183	(7)
Chemical Computing Group ULC (Canada)	Revolver	0.50	873	(10)
Chudy Group, LLC	Delayed Draw	1.00	5,517	22
Chudy Group, LLC	Revolver	0.50	1,379	6
Diligent Corporation	Revolver	0.50	703	(3)
EPS Nass Parent, Inc.	Delayed Draw	1.00	3,136	(40)
EPS Nass Parent, Inc.	Revolver	0.50	753	(10)
EvolveIP, LLC	Revolver	0.50	3,361	(8)
GSM Acquisition Corp.	Delayed Draw	1.00	4,313	(45)
Heartland Home Services, Inc	Revolver	0.50	713	(1)
HMT Holding Inc.	Revolver	0.50	6,173	(369)
Integrity Marketing Acquisition, LLC	Delayed Draw	1.00	4,453	(113)
Integrity Marketing Acquisition, LLC	Delayed Draw	1.00	7,000	(178)
Jensen Hughes, Inc.	Revolver	0.50	2,000	(51)
K2 Insurance Services, LLC	Revolver	0.50	1,170	(1)
KBP Investments, LLC	Delayed Draw	1.00	2,415	(99)
KBP Investments, LLC	Delayed Draw	1.00	503	(21)
QW Holding Corporation	Delayed Draw	1.00	9,338	(90)
QW Holding Corporation	Revolver	0.50	2,694	(26)
Turbo Buyer, Inc.	Revolver	0.50	933	(14)
VRC Companies, LLC	Delayed Draw	0.80	2,450	(37)
VRC Companies, LLC	Revolver	0.50	750	(11)
Welocalize, Inc.	Revolver	0.50	2,250	(41)
Welocalize, Inc.	Revolver	0.50	3,375	(62)
WRE Holding Corp.	Revolver	0.50	399	(5)
Total unfunded commitments			$75,068	$(1,225)

Consolidated Schedule of Investments as of December 31, 2021
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
First Lien Debt (97.5% of fair value)
ACR Group Borrower, LLC	^+	(2)(3)(6)	Aerospace & Defense	L + 4.25%	5.50%	3/31/2028	$34,477	$33,913	$34,477
Acrisure, LLC	+#	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 3.50%	3.78%	2/13/2027	25,376	25,353	25,203
Acrisure, LLC	+	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 4.25%	4.75%	2/13/2027	6,700	6,650	6,687
Analogic Corporation	^+	(2)(3)(6)	Capital Equipment	L + 5.25%	6.25%	6/22/2024	19,796	19,781	19,587
Anchor Packaging, Inc.	+#	(2)(3)	Containers, Packaging & Glass	L + 4.00%	4.10%	7/18/2026	24,472	24,385	24,215
API Technologies Corp.	+#	(2)(3)	Aerospace & Defense	L + 4.25%	4.35%	5/9/2026	14,625	14,575	14,251
Aptean, Inc.	+#	(2)(3)	Software	L + 4.25%	4.35%	4/23/2026	12,157	12,113	12,087
Avalign Technologies, Inc.	+#	(2)(3)	Healthcare & Pharmaceuticals	L + 4.50%	4.63%	12/22/2025	14,443	14,354	14,320
Avenu Holdings, LLC	+	(2)(3)	Sovereign & Public Finance	L + 5.25%	6.25%	9/28/2024	23,350	23,350	23,350
BMS Holdings III Corp.	+	(2)(3)	Construction & Building	L + 5.50%	6.50%	9/30/2026	11,244	11,143	11,071
Chartis Holding, LLC	+	(2)(3)(6)	Business Services	L + 5.50%	6.50%	5/1/2025	6,964	6,964	6,964
Chemical Computing Group ULC (Canada)	^+	(2)(3)(6)	Software	L + 4.50%	5.50%	8/30/2024	13,912	13,480	13,845
Chudy Group, LLC	^+	(2)(3)(6)	Healthcare & Pharmaceuticals	L + 5.75%	6.75%	6/30/2027	33,021	32,465	33,657
Diligent Corporation	^+	(2)(3)(6)	Telecommunications	L + 6.25%	7.25%	8/4/2025	9,049	8,816	9,228
Divisions Holding Corporation	+#	(2)(3)	Business Services	L + 4.75%	5.50%	5/27/2028	24,938	24,706	24,953
DTI Holdco, Inc.	+	(2)(3)	High Tech Industries	L + 4.75%	5.75%	9/30/2023	18,495	18,442	18,237
Eliassen Group, LLC	+	(2)(3)	Business Services	L + 4.50%	4.60%	11/5/2024	15,159	15,103	15,152
EPS Nass Parent, Inc.	^+	(2)(3)(6)	Utilities: Electric	L + 5.75%	6.75%	4/19/2028	32,846	32,169	32,507
EvolveIP, LLC	^+	(2)(3)(6)	Telecommunications	L + 5.50%	6.50%	6/7/2025	40,196	40,126	39,973
Exactech, Inc.	+#	(2)(3)	Healthcare & Pharmaceuticals	L + 3.75%	4.75%	2/14/2025	21,307	21,221	21,073
Excel Fitness Holdings, Inc.	+#	(2)(3)	Hotel, Gaming & Leisure	L + 5.25%	6.25%	10/7/2025	24,500	24,336	24,500
Frontline Technologies Holdings, LLC	+	(2)(3)	Software	L + 5.25%	6.25%	9/18/2023	14,736	14,269	14,736
GSM Acquisition Corp.	^+	(2)(3)(6)	Hotel, Gaming & Leisure	L + 5.00%	6.00%	11/16/2026	25,623	25,331	25,396
Heartland Home Services, Inc	+	(2)(3)(6)	Consumer Services	L + 6.00%	7.00%	12/15/2026	17,664	17,664	17,735
HMT Holding Inc.	^+	(2)(3)(6)	Energy: Oil & Gas	L + 5.75%	6.75%	11/17/2023	32,484	32,245	31,086
Integrity Marketing Acquisition, LLC	^+	(2)(3)(6)	Banking, Finance, Insurance & Real Estate	L + 5.50%	6.25%	8/27/2025	32,853	32,309	32,403
Jensen Hughes, Inc.	+	(2)(3)(6)	Utilities: Electric	L + 4.50%	5.50%	3/22/2024	34,392	34,347	33,395
K2 Insurance Services, LLC	+	(2)(3)(6)	Banking, Finance, Insurance & Real Estate	L + 5.00%	6.00%	7/1/2026	12,929	12,929	12,906
KAMC Holdings, Inc.	+#	(2)(3)	Energy: Electricity	L + 4.00%	4.18%	8/14/2026	13,685	13,638	11,450
KBP Investments, LLC	+	(2)(3)(6)	Beverage, Food & Tobacco	L + 5.00%	5.75%	5/25/2027	36,973	36,599	36,570
Odyssey Logistics & Technology Corp.	+#	(2)(3)	Transportation: Cargo	L + 4.00%	5.00%	10/12/2024	9,605	9,580	9,509
Output Services Group	^+	(2)(3)	Media: Advertising, Printing & Publishing	L + 4.50%	5.50%	3/27/2024	19,222	19,194	16,467
Premise Health Holding Corp.	+#	(2)(3)	Healthcare & Pharmaceuticals	L + 3.50%	3.72%	7/10/2025	13,445	13,409	13,419
Q Holding Company	+#	(2)(3)	Automotive	L + 5.00%	6.00%	12/31/2023	21,515	21,421	21,098
QW Holding Corporation	^+	(2)(3)(6)	Environmental Industries	L + 6.25%	7.25%	8/31/2024	14,116	13,887	13,645

Consolidated Schedule of Investments as of December 31, 2021
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
Radiology Partners, Inc.	+#	(2)(3)	Healthcare & Pharmaceuticals	L + 4.25%	4.36%	7/9/2025	$27,686	$27,603	$27,245
RevSpring Inc.	+#	(2)(3)	Media: Advertising, Printing & Publishing	L + 4.25%	4.47%	10/11/2025	29,149	29,001	29,067
Striper Buyer, LLC	+	(2)(3)	Containers, Packaging & Glass	L + 5.50%	6.25%	12/30/2026	14,850	14,720	14,850
Turbo Buyer, Inc.	+	(2)(3)(6)	Automotive	L + 6.00%	7.00%	12/2/2025	13,960	13,960	13,661
U.S. TelePacific Holdings Corp.	+	(2)(3)	Telecommunications	L + 5.50%	6.50%	5/2/2023	6,660	6,643	4,995
USALCO, LLC	+	(2)(3)	Chemicals, Plastics & Rubber	L + 6.00%	7.00%	10/19/2027	14,995	14,704	14,704
VRC Companies, LLC	^+	(2)(3)(6)	Business Services	L + 5.50%	6.25%	6/29/2027	26,520	26,103	26,162
Welocalize, Inc.	+	(2)(3)(6)	Business Services	L + 4.75%	5.75%	12/23/2024	34,201	33,868	33,444
WRE Holding Corp.	^+	(2)(3)(6)	Environmental Industries	SOFR + 5.50%	6.50%	1/3/2025	8,740	8,724	8,584
Yellowstone Buyer Acquisition, LLC	+	(2)(3)	Consumer Goods: Durable	L + 5.75%	6.75%	9/13/2027	39,900	39,135	39,095
First Lien Debt Total								$934,728	$926,959
Equity Investments (0.2%of fair value)
DBI Holding, LLC	^		Transportation: Cargo				$2,961	$—	$—
DBI Holding, LLC	^		Transportation: Cargo				13,996	5,364	—
Equity Investments Total								$5,364	$—
Total Investments								$940,092	$926,959

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
# Denotes that all or a portion of the assets are owned by the Credit Fund Warehouse II. Credit Fund Warehouse II has entered into a revolving credit facility (the “Credit Fund Warehouse II”). The lenders of the Credit Fund Warehouse II Facility have a first lien security interest in substantially all of the assets of the Credit Fund Warehouse II. Accordingly, such assets are not available to creditors of Credit Fund or Credit Fund Sub.
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

(7)Loans include a credit spread adjustment that ranges from 0.10% to 0.43%

Debt
The Credit Fund, Credit Fund Sub and Credit Fund Warehouse II are party to separate credit facilities as described below. As of March 31, 2022 and December 31, 2021, Credit Fund, Credit Fund Sub and Credit Fund Warehouse II were in compliance with all covenants and other requirements of their respective credit facility agreements. Below is a summary of the borrowings and repayments under the credit facilities for the three month periods ended 2022 and 2021, and the outstanding balances under the credit facilities for the respective periods.

	Credit Fund Facility		Credit Fund Sub Facility		Credit Fund Warehouse II Facility
	2022	2021	2022	2021	2022	2021
Three Month Periods Ended March 31,
Outstanding Borrowing, beginning of period	$—	$—	$514,621	$420,859	$86,030	$93,402
Borrowings	—	—	—	63,000		—
Repayments	—	—	(37,000)	(120,738)	(9,322)	(10,222)
Outstanding Borrowing, end of period	$—	$—	$477,621	$363,121	$76,708	$83,180

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
Credit Fund Warehouse II Facility. On August 16, 2019, Credit Fund Warehouse II closed on a revolving credit facility (the “Credit Fund Warehouse II Facility”) with lenders. The Credit Fund Warehouse II Facility provides for secured borrowings during the applicable revolving period up to an amount equal to $150,000. The Credit Fund Warehouse II Facility is secured by a first lien security interest in substantially all of the portfolio investments held by Credit Fund Warehouse II Facility. The maturity date of the Credit Fund Warehouse II Facility is August 16, 2022. Amounts borrowed under the Credit Fund Warehouse II Facility bear interest at a rate of LIBOR plus 1.50%. Amounts borrowed under the Credit Fund Warehouse II Facility during the first 12 months bore interest at a rate of LIBOR plus 1.05%, and amounts borrowed in the second 12 months bore interest at LIBOR plus 1.15%.
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
The 2019-2 Notes were fully redeemed during the year ended December 31, 2021. As of the redemption date and as of December 31, 2021, the 2019-2 Issuer was in compliance with all covenants and other requirements of the indenture.
MIDDLE MARKET CREDIT FUND II, LLC
Overview
On November 3, 2020, the Company and CCLF entered into a limited liability company agreement to co-manage Credit Fund II, a Delaware limited liability company that is not consolidated in the Company's consolidated financial statements. Middle Market Credit Fund II, LLC (“Credit Fund II”) primarily invests in senior secured loans of middle market companies. Credit Fund II is managed by a four-member board, on which the Company and CCLF have equal representation. Establishing a quorum for Credit Fund II's board requires at least one of the Company's representatives and one of CCLF's representatives. The Company and CCLF have 84.13% and 15.87% economic ownership of Credit Fund II, respectively. By virtue of its membership interest, each of the Company and CCLF indirectly bears an allocable share of all expenses and other obligations of Credit Fund II.

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
Credit Fund II Senior Notes
On November 3, 2020 and as amended on December 29, 2021, Credit Fund II Sub closed on the Credit Fund II Senior Notes (the “Credit Fund II Senior Notes”) with lenders. The Credit Fund II Senior Notes provides for secured borrowings totaling $157,500 with two tranches, A-1 and A-2 outstanding. The facility is secured by a first lien security interest in substantially all of the portfolio investments held by Credit Fund II Sub. The maturity date of the Credit Fund II Senior Notes Sub Facility is November 3, 2030. Amounts issued for the Class A-1 notes totaled $147,500 and bear interest at a rate of LIBOR plus 2.70%, and amounts issued for the Class A-2 notes totaled $10,000 and bear interest at LIBOR plus 3.20%. The A-1 Notes were rated AAA, and the A-2 Notes were rated AA by DBRS Morningstar. The terms of the Credit Fund II Senior Notes provide that as loans pay down, up to $50,000 is available from principal proceeds for reinvestment, and then the investment principal proceeds are used to directly pay down the principal balance on the Credit Fund II Senior Notes. As of March 31, 2022 and December 31, 2021, Credit Fund II Sub was in compliance with all covenants and other requirements of its respective credit agreements.
Selected Financial Data
Since inception of Credit Fund II and through March 31, 2022, the Company and CCLF made capital contributions of $78,096 and $12,709 in members’ equity, respectively, to Credit Fund II. Below is certain summarized consolidated information for Credit Fund II as of March 31, 2022 and December 31, 2021.

	As of
	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS
Investments, at fair value (amortized cost of $225,068 and $238,615, respectively)	$224,313	$239,289
Cash, cash equivalents and restricted cash (1)	21,800	10,092
Other assets	8,374	5,606
Total assets	$254,487	$254,987
LIABILITIES AND MEMBERS’ EQUITY
Notes payable, net of unamortized debt issuance costs of $782 and $802, respectively	$156,717	$156,698
Other liabilities	6,386	5,557
Total members' equity (2)	91,384	92,732
Total liabilities and members’ equity	$254,487	$254,987
(1) As of March 31, 2022 and December 31, 2021, all of Credit Fund II's cash and cash equivalents was restricted.

(2) As of March 31, 2022 and December 31, 2021, the fair value of Company's ownership interest in the members' equity was $76,880 and $77,958, respectively.

	For the three month period ended
	March 31, 2022	March 31, 2021
	(unaudited)
Selected Consolidated Statement of Operations Information:
Total investment income	$4,486	$4,563
Expenses
Interest and credit facility expenses	1,219	1,201
Other expenses	186	191
Total expenses	1,405	1,392
Net investment income (loss)	3,081	3,171
Net realized gain (loss) on investments	—	—
Net change in unrealized appreciation (depreciation) on investments	(1,429)	494
Net increase (decrease) resulting from operations	$1,652	$3,665

Below is a summary of Credit Fund II’s portfolio, followed by a listing of the loans in Credit Fund II’s portfolio as of March 31, 2022 and December 31, 2021:

	As of
	March 31, 2022	December 31, 2021
Senior secured loans (1)	$227,129	$240,878
Weighted average yields of senior secured loans based on amortized cost (2)	7.35%	7.26%
Weighted average yields of senior secured loans based on fair value (2)	7.37%	7.24%
Number of portfolio companies in Credit Fund II	33	36
Average amount per portfolio company (1)	$6,883	$6,691
Percentage of portfolio at floating interest rates (3) (4)	97.7%	97.7%
Percentage of portfolio at fixed interest rates (4)	2.3%	2.3%
Fair value of loans with PIK provisions	$17,486	$17,453
Percentage of portfolio with PIK provisions (4)	7.8%	7.3%
(1)At par/principal amount.
(2)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of March 31, 2022 and December 31, 2021. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.
(3)Floating rate debt investments are generally subject to interest rate floors.
(4)Percentages based on fair value.

Consolidated Schedule of Investments as of March 31, 2022
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
First Lien Debt (88.7% of fair value)
Airnov, Inc.	^	(2)(3)	Containers, Packaging & Glass	L + 5.00%	6.00%	12/19/2025	$9,920	$9,906	$9,913

Consolidated Schedule of Investments as of March 31, 2022
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
American Physician Partners, LLC	^	(2)(3)	Healthcare & Pharmaceuticals	L + 10.25% (8.75%, 1.50% PIK)	11.25%	4/8/2022	$8,447	$8,447	$8,447
Appriss Health, LLC	^	(2)(3)	Healthcare & Pharmaceuticals	L + 7.25%	8.25%	5/6/2027	1,197	1,178	1,176
Apptio, Inc.	^	(2)(3)	Software	L + 7.25%	8.25%	1/10/2025	5,357	5,299	5,357
Aurora Lux FinCo S.Á.R.L. (Luxembourg)	^	(2)(3)	Software	L + 6.00%	7.00%	12/24/2026	4,344	4,265	3,943
BMS Holdings III Corp.	^	(2)(3)	Construction & Building	L + 5.50%	6.50%	9/30/2026	3,266	3,211	3,219
Captive Resources Midco, LLC	^	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 5.50%	6.25%	5/31/2027	8,193	8,114	8,113
Chartis Holding, LLC	^	(2)(3)	Business Services	L + 5.50%	6.50%	5/1/2025	9,899	9,883	9,866
Comar Holding Company, LLC	^	(2)(3)	Containers, Packaging & Glass	L + 5.75%	6.75%	6/18/2024	8,687	8,616	8,431
Cority Software Inc. (Canada)	^	(2)(3)	Software	L + 5.00%	6.00%	7/2/2026	8,689	8,574	8,662
Dwyer Instruments, Inc	^	(2)(3)	Capital Equipment	L + 5.50%	6.25%	7/21/2027	9,975	9,916	9,948
Ethos Veterinary Health LLC	^	(2)(3)	Consumer Services	L + 4.75%	4.85%	5/15/2026	8,122	8,071	8,122
EvolveIP, LLC	^	(2)(3)(7)	Telecommunications	SOFR + 5.50%	6.50%	6/7/2025	8,688	8,680	8,668
Harbour Benefit Holdings, Inc.	^	(2)(3)	Business Services	L + 5.25%	6.25%	12/13/2024	4,698	4,690	4,692
K2 Insurance Services, LLC	^	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 5.00%	6.00%	7/1/2026	8,990	8,900	8,979
Kaseya, Inc.	^	(2)(3)	High Tech Industries	L + 6.50% (5.50%, 1.00% PIK)	7.50%	5/3/2025	9,116	9,018	9,039
Material Holdings, LLC	^	(2)(3)	Business Services	L + 5.75%	6.50%	8/19/2027	7,960	7,879	7,720
Maverick Acquisition, Inc.	^	(2)(3)	Aerospace & Defense	L + 6.00%	7.00%	6/1/2027	7,960	7,800	7,627
National Technical Systems, Inc.	^	(2)(3)	Aerospace & Defense	L + 5.50%	6.50%	6/12/2023	8,711	8,700	8,688
NMI AcquisitionCo, Inc.	^	(2)(3)	High Tech Industries	L + 5.75%	6.50%	9/6/2025	8,685	8,668	8,563
Redwood Services Group, LLC	^	(2)(3)	High Tech Industries	L + 6.00%	7.00%	6/6/2024	8,715	8,704	8,634
Riveron Acquisition Holdings, Inc.	^	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 5.75%	6.75%	5/22/2025	8,153	8,060	8,152
RSC Acquisition, Inc.	^	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 5.50%	6.25%	11/1/2026	8,380	8,262	8,106
TCFI Aevex LLC	^	(2)(3)	Aerospace & Defense	L + 6.00%	7.00%	3/18/2026	1,697	1,673	1,424
Turbo Buyer, Inc.	^	(2)(3)	Automotive	L + 6.00%	7.00%	12/2/2025	8,071	7,938	7,946
US INFRA SVCS Buyer, LLC	^	(2)(3)	Environmental Industries	L + 6.50%	7.50%	4/13/2026	3,258	3,212	3,161
U.S. Legal Support, Inc.	^	(2)(3)(7)	Business Services	SOFR + 5.25%	6.25%	11/30/2024	6,218	6,208	6,093
Westfall Technik, Inc.	^	(2)(3)	Chemicals, Plastics & Rubber	L + 5.75%	6.75%	9/13/2024	6,402	6,328	6,300
First Lien Debt Total								$200,200	$198,989
Second Lien Debt (11.3% of fair value)
AI Convoy S.A.R.L (United Kingdom)	^	(2)(3)	Aerospace & Defense	L + 8.25%	9.25%	1/17/2028	$5,514	$5,416	$5,734
AP Plastics Acquisition Holdings, LLC	^	(2)(3)	High Tech Industries	L + 7.50%	8.25%	8/10/2029	4,500	4,412	4,504
AQA Acquisition Holdings, Inc.	^	(2)(3)	Software	L + 7.50%	8.00%	3/3/2029	5,000	4,884	4,996
Quartz Holding Company	^	(2)(3)	Capital Equipment	L + 8.00%	8.10%	4/2/2027	4,852	4,784	4,852

Consolidated Schedule of Investments as of March 31, 2022
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
World 50, Inc.	^	(6)	Business Services	11.50%	11.50%	1/9/2027	$5,465	$5,372	$5,238
Second Lien Debt Total								$24,868	$25,324
Total Investments								$225,068	$224,313
^ Denotes that all or a portion of the assets are owned by Credit Fund II Sub. Credit Fund II Sub has entered into the Credit Fund II Sub Notes. The lenders of the Credit Fund II Sub Notes have a first lien security interest in substantially all of the assets of Credit Fund II Sub. Accordingly, such assets are not available to creditors of Credit Fund II.
(1)    Unless otherwise indicated, issuers of investments held by Credit Fund II are domiciled in the United States. As of March 31, 2022, the geographical composition of investments as a percentage of fair value was 3.9% in Canada, 1.8% in Luxembourg, 2.6% in the United Kingdom and 91.7% in the United States. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR, the Secured Overnight Financing Rate (“SOFR”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, Credit Fund II has indicated the reference rate used and provided the spread and the interest rate in effect as of March 31, 2022. As of March 31, 2022, the reference rates for Credit Fund II's variable rate loans were the 30-day LIBOR at 0.45%, the 90-day LIBOR at 0.96%, the 180-day LIBOR at 1.47%, the 30-day SOFR at 0.30%, and the 90-day SOFR at 0.68%.
(3)Loan includes interest rate floor feature, which is generally 1.00%.
(4)Amortized cost represents original cost, including origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion/amortization of discounts/premiums, as applicable, on debt investments using the effective interest method.
(5)Fair value is determined in good faith by or under the direction of the board of managers of Credit Fund II, pursuant to Credit Fund II’s valuation policy, with the fair value of all investments determined using significant unobservable inputs, which is substantially similar to the valuation policy of the Company provided in Note 3, Fair Value Measurements, to these consolidated financial statements included in Part I, Item 1 of this Form 10-Q..
(6)Represents a corporate mezzanine loan, which is subordinated to senior secured term loans of the portfolio company.
(7)Loans include a credit spread adjustment that ranges from 0.10% to 0.25%

Consolidated Schedule of Investments as of December 31, 2021
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
First Lien Debt (87.0%) of fair value)
Airnov, Inc.	^	(2)(3)	Containers, Packaging & Glass	L + 5.00%	6.00%	12/19/2025	$9,946	$9,930	$9,946
American Physician Partners, LLC	^	(2)(3)	Healthcare & Pharmaceuticals	L + 6.75%, 1.50% PIK	9.25%	2/21/2022	8,415	8,415	8,415
Appriss Health, LLC	^	(2)(3)	Healthcare & Pharmaceuticals	L + 7.25%	8.25%	5/6/2027	1,197	1,178	1,198
Apptio, Inc.	^	(2)(3)	Software	L + 7.25%	8.25%	1/10/2025	5,357	5,295	5,357
Aurora Lux FinCo S.Á.R.L. (Luxembourg)	^	(2)(3)	Software	L + 6.00%	7.00%	12/24/2026	4,355	4,273	3,924
Avenu Holdings, LLC	^	(2)(3)	Sovereign & Public Finance	L + 5.25%	6.25%	9/28/2024	987	980	987
BMS Holdings III Corp.	^	(2)(3)	Construction & Building	L + 5.50%	6.50%	9/30/2026	3,275	3,216	3,224
Captive Resources Midco, LLC	^	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 5.50%	6.25%	5/31/2027	8,193	8,108	8,147
Chartis Holding, LLC	^	(2)(3)	Business Services	L + 5.50%	6.50%	5/1/2025	9,924	9,907	9,924
Comar Holding Company, LLC	^	(2)(3)	Containers, Packaging & Glass	L + 5.75%	6.75%	6/18/2024	8,710	8,632	8,536
Cority Software Inc. (Canada)	^	(2)(3)	Software	L + 5.00%	6.00%	7/2/2026	8,712	8,591	8,707
Dwyer Instruments, Inc	^	(2)(3)	Capital Equipment	L + 5.50%	6.25%	7/21/2027	10,000	9,939	9,974
Ethos Veterinary Health LLC	^	(2)(3)	Consumer Services	L + 4.75%	4.85%	5/15/2026	8,134	8,080	8,134
EvolveIP, LLC	^	(2)(3)	Telecommunications	L + 5.50%	6.50%	6/7/2025	8,710	8,701	8,666
Harbour Benefit Holdings, Inc.	^	(2)(3)	Business Services	L + 5.25%	6.25%	12/13/2024	4,717	4,707	4,669
K2 Insurance Services, LLC	^	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 5.00%	6.00%	7/1/2026	9,012	8,914	8,998
Kaseya, Inc.	^	(2)(3)	High Tech Industries	L + 5.50%, 1.00% PIK	7.50%	5/3/2025	9,092	8,987	9,038
Material Holdings, LLC	^	(2)(3)	Business Services	L + 5.75%	6.50%	8/19/2027	7,980	7,896	7,891
Maverick Acquisition, Inc.	^	(2)(3)	Aerospace & Defense	L + 6.00%	7.00%	6/1/2027	7,980	7,814	7,808
National Technical Systems, Inc.	^	(2)(3)	Aerospace & Defense	L + 5.50%	6.50%	6/12/2023	8,733	8,720	8,733
NMI AcquisitionCo, Inc.	^	(2)(3)	High Tech Industries	L + 5.75%	6.50%	9/6/2025	8,708	8,680	8,601
Redwood Services Group, LLC	^	(2)(3)	High Tech Industries	L + 6.00%	7.00%	6/6/2024	8,736	8,724	8,737
Riveron Acquisition Holdings, Inc.	^	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 5.75%	6.75%	5/22/2025	8,173	8,074	8,173
RSC Acquisition, Inc.	^	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 5.50%	6.25%	11/1/2026	8,401	8,277	8,434
Superior Health Linens, LLC	^	(2)(3)	Business Services	L + 6.50%	7.50%	3/31/2022	6,875	6,875	6,875
TCFI Aevex LLC	^	(2)(3)	Aerospace & Defense	L + 6.00%	7.00%	3/18/2026	1,701	1,676	1,458
Turbo Buyer, Inc.	^	(2)(3)	Automotive	L + 6.00%	7.00%	12/2/2025	8,091	7,950	7,929
US INFRA SVCS Buyer, LLC	^	(2)(3)	Environmental Industries	L + 6.50%	7.50%	4/13/2026	3,267	3,217	3,189
USLS Acquisition, Inc.	^	(2)(3)	Business Services	L + 5.50%	6.50%	11/30/2024	6,234	6,223	6,165
Westfall Technik, Inc.	^	(2)(3)	Chemicals, Plastics & Rubber	L + 5.75%	6.75%	9/13/2024	6,418	6,337	6,359
								$208,316	$208,196
Second Lien Debt (9.9% of fair value)
AI Convoy S.A.R.L (United Kingdom)	^	(2)(3)	Aerospace & Defense	L + 8.25%	9.25%	1/17/2028	$5,514	$5,413	$5,720
AP Plastics Acquisition Holdings, LLC	^	(2)(3)	Chemicals, Plastics & Rubber	L + 7.50%	8.25%	8/10/2029	4,500	4,410	4,526

Consolidated Schedule of Investments as of December 31, 2021
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
AQA Acquisition Holdings, Inc.	^	(2)(3)	High Tech Industries	L + 7.50%	8.00%	3/3/2029	5,000	4,881	5,004
Quartz Holding Company	^	(2)(3)	Software	L + 8.00%	8.10%	4/2/2027	4,852	4,781	4,852
Tank Holding Corp.	^	(2)(3)	Capital Equipment	L + 8.25%	8.35%	3/26/2027	5,514	5,446	5,569
World 50, Inc.	^	(6)	Business Services	11.50%	11.50%	1/9/2027	5,465	5,368	5,422
Second Lien Debt Total								$30,299	$31,093
Total Investments								$238,615	$239,289
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
(5)Fair value is determined in good faith by or under the direction of the board of managers of Credit Fund II, pursuant to Credit Fund II’s valuation policy, with the fair value of all investments determined using significant unobservable inputs, which is substantially similar to the valuation policy of the Company provided in Note 3, Fair Value Measurements, to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
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
On March 21, 2014, the Company closed on a senior secured revolving credit facility (the “Credit Facility”), which was subsequently amended on January 8, 2015, May 25, 2016, March 22, 2017, September 25, 2018, June 14, 2019 and October 28, 2020. The maximum principal amount of the Credit Facility is $688,000, subject to availability under the Credit Facility, which is based on certain advance rates multiplied by the value of the Company’s portfolio investments (subject to certain concentration limitations) net of certain other indebtedness that the Company may incur in accordance with the terms of the Credit Facility. Proceeds of the Credit Facility may be used for general corporate purposes, including the funding of portfolio investments. Maximum capacity under the Credit Facility may be increased, subject to certain conditions, to $900,000 through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Credit Facility includes a $50,000 limit for swingline loans and a $20,000 limit for letters of credit. Subject to certain exceptions, the Credit Facility is secured by a first lien security interest in substantially all of the portfolio investments held by the Company. The Credit Facility includes customary covenants, including certain financial covenants related to asset coverage, shareholders’ equity and liquidity, certain limitations on the incurrence of additional indebtedness and liens, and other maintenance covenants, as well as usual and customary events of default for senior secured revolving credit facilities of this nature.
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
On December 30, 2019, the Company closed a private offering of $115.0 million in aggregate principal amount of 4.750% Senior Unsecured Notes due December 31, 2024 (the “2019 Notes”). Interest is payable quarterly, beginning March 31, 2020. On December 11, 2020, the Company issued an additional $75.0 million aggregate principal amount of senior unsecured notes due December 31, 2024 (the “2020 Notes”, together with the 2019 Notes, the “Senior Notes”). The 2020 Notes bear interest at an interest rate of 4.500%. The interest rates of the Senior Notes are subject to increase (up to an additional 1.00% over the stated rate of such notes) in the event that, subject to certain exceptions, the Senior Notes cease to have an investment grade rating. The Senior Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.
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
As of March 31, 2022 and December 31, 2021, we had $69,512 and $93,074, respectively, in cash, cash equivalents and restricted cash. The Credit Facility consisted of the following as of March 31, 2022 and December 31, 2021:

	March 31, 2022
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Credit Facility	$688,000	$359,679	$328,321	$328,518
Total	$688,000	$359,679	$328,321	$328,518

	December 31, 2021
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Credit Facility	688,000	407,655	280,345	280,706
Total	$688,000	$407,655	$280,345	$280,706
(1)The unused portion is the amount upon which commitment fees are based.
(2)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.

The following were the carrying values (before debt issuance costs) and fair values of the Company’s 2015-1R Notes as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
2015-1R Notes	Carrying Value	Fair Value	Carrying Value	Fair Value
Aaa/AAA Class A-1-1-R Notes	$234,800	$234,190	$234,800	$234,941
Aaa/AAA Class A-1-2-R Notes	50,000	49,870	50,000	50,075
Aaa/AAA Class A-1-3-R Notes	25,000	23,773	25,000	24,680
AA Class A-2-R Notes	66,000	65,597	66,000	66,003
A Class B Notes	46,400	46,401	46,400	46,430
BBB- Class C Notes	27,000	26,106	27,000	26,714
Total	$449,200	$445,937	$449,200	$448,843

As of March 31, 2022 and December 31, 2021, we had a combined $998,879 and $1,046,855, respectively, of outstanding consolidated indebtedness under the Credit Facility, the 2015-1R Notes and the Senior Notes. Our annualized interest cost as of March 31, 2022 and December 31, 2021, was 3.01% and 2.83%, excluding fees (such as fees on undrawn amounts and amortization of upfront fees). For the three months ended March 31, 2022 and 2021, we incurred $7,099 and $6,975, respectively, of interest expense and $517 and $519, respectively, of unused commitment fees.
Equity Activity
Common shares issued and outstanding as of March 31, 2022 and December 31, 2021 were 52,647,158 and 53,142,454, respectively.
The following table summarizes activity in the number of shares of our common stock outstanding during the three month periods ended March 31, 2022 and 2021:

	For the three month periods ended
	March 31, 2022	March 31, 2021
Common shares outstanding, beginning of period	53,142,454	55,320,309
Repurchase of common stock (1)	(495,296)	(511,047)
Common shares outstanding, end of period	52,647,158	54,809,262
(1) See Note 10 to the consolidated financial statements in Part I, Item 1 of this Form 10-Q for additional information regarding the Company Stock Repurchase Program.
On May 5, 2020, we issued and sold 2,000,000 shares of Preferred Stock, par value $0.01, to an affiliate of Carlyle in a private placement at a price of $25 per share. Shares of Preferred Stock issued and outstanding were 2,000,000 as of both March 31, 2022 and December 31, 2021.
OFF BALANCE SHEET ARRANGEMENTS
In the ordinary course of our business, we enter into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in these consolidated financial statements as of March 31, 2022 and December 31, 2021 in Part I, Item 1 of this Form 10-Q for any such exposure.

We have in the past, currently are and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments.
We had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Principal Amount as of
	March 31, 2022	December 31, 2021
Unfunded delayed draw commitments	$173,121	$112,985
Unfunded revolving commitments	64,775	67,513
Total unfunded commitments	$237,896	$180,498
Pursuant to an undertaking by us in connection with the 2015-1 Debt Securitization, we agreed to hold on an ongoing basis the 2015-1 Issuer Preferred Interests with an aggregate dollar purchase price at least equal to 5% of the aggregate outstanding amount of all collateral obligations by the 2015-1 Issuer for so long as any securities of the 2015-1 Issuer remains outstanding. As of March 31, 2022 and December 31, 2021, we were in compliance with this undertaking.
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

The following table summarizes the Company's dividends declared per share of common stock during the two most recent fiscal years and the current fiscal year to date:

Date Declared	Record Date	Payment Date	Per Share Amount
2020
February 24, 2020	March 31, 2020	April 17, 2020	$0.37
May 4, 2020	June 30, 2020	July 17, 2020	0.37
August 3, 2020	September 30, 2020	October 16, 2020	0.32	(2)
August 3, 2020	September 30, 2020	October 16, 2020	0.05	(1)
November 2, 2020	December 31, 2020	January 15, 2021	0.32
November 2, 2020	December 31, 2020	January 15, 2021	0.04	(1)
Total			$1.47
2021
February 22, 2021	March 31, 2021	April 16, 2021	$0.32
February 22, 2021	March 31, 2021	April 16, 2021	0.05	(1)
May 3, 2021	June 30, 2021	July 15, 2021	$0.32
May 3, 2021	June 30, 2021	July 15, 2021	$0.04	(1)
August 2, 2021	September 30, 2021	October 15, 2021	$0.32
August 2, 2021	September 30, 2021	October 15, 2021	$0.06	(1)
November 1, 2021	December 31, 2021	January 14, 2022	$0.32
November 1, 2021	December 31, 2021	January 14, 2022	$0.07	(1)
Total			$1.50
2022
February 18, 2022	March 31, 2022	April 15, 2022	$0.32
February 18, 2022	March 31, 2022	April 15, 2022	$0.08	(1)
Total			$0.40
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
The following table summarizes the Company's dividends declared per share of preferred stock during the two most recent fiscal years and the current fiscal year to date. Unless otherwise noted, dividends declared were paid in cash.

Date Declared	Record Date	Payment Date	Per Share Amount
2020
June 30, 2020	June 30, 2020	September 30, 2020	$0.277
September 30, 2020	September 30, 2020	September 30, 2020	0.423
December 31, 2020	December 31, 2020	December 31, 2020	0.438
Total			$1.138
2021
March 31, 2021	March 31, 2021	March 31, 2021	$0.438
June 30, 2021	June 30, 2021	June 30, 2021	0.438
September 30, 2021	September 30, 2021	September 30, 2021	0.438
December 29, 2021	December 31, 2021	December 31, 2021	0.438
Total			$1.752
2022
March 25, 2022	March 31, 2022	March 31, 2022	0.438
Total			$0.438
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
As of March 31, 2022 and December 31, 2021, the Company had total senior securities of $1,048,879 and $1,096,855, respectively, consisting of secured borrowings under the Credit Facility, the Senior Notes, the 2015-1R Notes, and the Preferred Stock, and had asset coverage ratios of 185.86% and 181.94%, respectively.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. These estimates and judgments are based on historical information, information currently available to us and on various other assumptions management believes to be reasonable under the circumstances. Actual results could vary from those estimates and we may change our estimates and assumptions in future evaluations. Changes in these estimates and assumptions may have a material effect on our results of operations and financial condition. We believe the critical accounting policies discussed below affect our more significant judgments and estimates used in the preparation of our consolidated financial statements and should be read in conjunction with our consolidated financial statements and related notes in Part II, Item 8, as well as with our “Risk Factors” in Part I, Item 1A of the Company's annual report on Form 10-K for the year ended December 31, 2021.
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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of March 31, 2022 and December 31, 2021.
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
Interest Rate Risk
As of March 31, 2022, on a fair value basis, approximately 1.6% of our debt investments bear interest at a fixed rate and approximately 98.4% of our debt investments bear interest at a floating rate, which primarily are subject to interest rate floors. Additionally, our Credit Facility is also subject to floating interest rates and is currently paid based on floating LIBOR rates.
Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our income in the future.
The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. These hypothetical interest income calculations are based on a model of the settled debt investments in our portfolio, excluding structured finance obligations and our investments in Credit Fund and Credit Fund II, held as of March 31, 2022 and December 31, 2021, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. Interest expense is calculated based on outstanding secured borrowings and notes payable as of March 31, 2022 and December 31, 2021 and based on the terms of our Credit Facility and notes payable. Interest expense on our Credit Facility and notes payable is calculated using the stated interest rate as of March 31, 2022 and December 31, 2021, adjusted for the hypothetical changes in rates, as shown below. We intend to continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may impact significantly our net interest income.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.
Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2022 and December 31, 2021, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled debt investments (considering interest rate floors for variable rate instruments), excluding our investments in Credit Fund and Credit Fund II, and outstanding secured borrowings and notes payable assuming no changes in our investment and borrowing structure:

	March 31, 2022			December 31, 2021
Basis Point Change	Interest Income	Interest Expense	Net Investment Income	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$44,247	$(23,419)	$20,828	$34,923	$(24,832)	$10,091
Up 200 basis points	$29,503	$(15,580)	$13,923	$19,935	$(16,513)	$3,422
Up 100 basis points	$14,758	$(7,741)	$7,017	$4,954	$(8,195)	$(3,241)
Down 100 basis points	$(1,030)	$3,077	$2,047	$(147)	$1,083	$936
Down 200 basis points	$(1,030)	$3,077	$2,047	$(147)	$1,083	$936
Down 300 basis points	$(1,030)	$3,077	$2,047	$(147)	$1,083	$936

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
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting during the three month period ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information regarding purchases of our common stock made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the three months ended March 31, 2022 for the periods indicated.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)(2)	Maximum (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2022 through January 31, 2022	171,415	$14.01	171,415	$22,311
February 1, 2022 through February 28, 2022	164,367	14.02	164,367	20,007
March 1, 2022 through March 31, 2022	159,514	14.44	159,514	17,705
Total	495,296		495,296

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

CARLYLE SECURED LENDING, INC.

Dated: May 3, 2022	By	/s/ Thomas M. Hennigan
Thomas M. Hennigan Chief Financial Officer (principal financial officer)