Form 10-Q
period 2022-06-30
Carlyle Secured Lending, Inc.
filed 2022-08-09
CIK 1544206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding at August 8, 2022 was 51,854,262.

Carlyle Secured Lending, Inc.

CARLYLE SECURED LENDING, INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollar amounts in thousands, except per share data)

	June 30, 2022	December 31, 2021
ASSETS	(unaudited)
Investments, at fair value
Investments—non-controlled/non-affiliated, at fair value (amortized cost of $1,649,919 and $1,631,067, respectively)	$1,593,901	$1,607,731
Investments—non-controlled/affiliated, at fair value (amortized cost of $37,285 and $38,462, respectively)	32,697	30,286
Investments—controlled/affiliated, at fair value (amortized cost of $271,097 and $288,024, respectively)	262,678	275,035
Total investments, at fair value (amortized cost of $1,958,301 and $1,957,553, respectively)	1,889,276	1,913,052
Cash, cash equivalents and restricted cash	39,291	93,074
Receivable for investment sold/repaid	89,445	530
Deferred financing costs	4,044	3,066
Interest receivable from non-controlled/non-affiliated investments	12,875	11,011
Interest receivable from non-controlled/affiliated investments	615	611
Interest and dividend receivable from controlled/affiliated investments	8,565	8,522
Prepaid expenses and other assets	1,842	1,484
Total assets	$2,045,953	$2,031,350
LIABILITIES
Secured borrowings (Note 7)	$443,395	$407,655
2015-1R Notes payable, net of unamortized debt issuance costs of $2,294 and $2,417, respectively (Note 8)	446,906	446,783
Senior Notes, net of unamortized debt issuance costs of $347 and $416, respectively (Note 8)	189,653	189,584
Payable for investments purchased	322	323
Interest and credit facility fees payable (Notes 7 and 8)	3,198	2,467
Dividend payable (Note 10)	20,840	20,705
Base management and incentive fees payable (Note 4)	11,581	11,819
Administrative service fees payable (Note 4)	938	482
Other accrued expenses and liabilities	2,627	2,728
Total liabilities	1,119,460	1,082,546
Commitments and contingencies (Notes 9 and 12)
EQUITY
NET ASSETS
Cumulative convertible preferred stock, $0.01 par value; 2,000,000 and 2,000,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	50,000	50,000
Common stock, $0.01 par value; 198,000,000 shares authorized; 52,148,211 and 53,142,454 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	521	532
Paid-in capital in excess of par value	1,038,462	1,052,427
Offering costs	(1,633)	(1,633)
Total distributable earnings (loss)	(160,857)	(152,522)
Total net assets	$926,493	$948,804
NET ASSETS PER COMMON SHARE	$16.81	$16.91
The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE SECURED LENDING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollar amounts in thousands, except per share data)
(unaudited)

	For the three month periods ended		For the six month periods ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$35,362	$32,661	$69,190	$64,417
Other income	1,632	2,401	3,594	3,868
Total investment income from non-controlled/non-affiliated investments	36,994	35,062	72,784	68,285
From non-controlled/affiliated investments:
Interest income	48	45	96	83
Other income	2	3	4	6
Total investment income from non-controlled/affiliated investments	50	48	100	89
From controlled/affiliated investments:
Interest income	—	55	3,873	111
Dividend income	7,524	7,488	15,048	15,016
Other income	—	3	272	3
Total investment income from controlled/affiliated investments	7,524	7,546	19,193	15,130
Total investment income	44,568	42,656	92,077	83,504
Expenses:
Base management fees (Note 4)	7,113	6,991	14,163	13,791
Incentive fees (Note 4)	4,458	4,420	9,686	8,677
Professional fees	752	917	1,535	1,608
Administrative service fees (Note 4)	461	375	867	657
Interest expense (Notes 7 and 8)	8,582	7,055	15,681	14,030
Credit facility fees (Note 7)	588	505	1,105	1,024
Directors’ fees and expenses	186	150	346	266
Other general and administrative	382	467	776	872
Total expenses	22,522	20,880	44,159	40,925
Net investment income (loss) before taxes	22,046	21,776	47,918	42,579
Excise tax expense	176	139	529	263
Net investment income (loss)	21,870	21,637	47,389	42,316
Net realized gain (loss) and net change in unrealized appreciation (depreciation):
Net realized gain (loss) on investments:
Non-controlled/non-affiliated investments	(653)	1,944	3,922	3,616
Non-controlled/affiliated investments	—	1	—	2
Controlled/affiliated investments	707	—	1,971	—
Currency gains (losses) on non-investment assets and liabilities	(39)	(56)	(407)	(138)
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliated investments	(21,439)	16,338	(32,682)	34,254
Non-controlled/affiliated investments	2,974	890	3,588	1,536
Controlled/affiliated investments	(3,487)	2,060	4,570	(2,643)
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	4,732	54	6,997	(171)
Net realized and unrealized gain (loss) on investments and non-investment assets and liabilities	(17,205)	21,231	(12,041)	36,456
Net increase (decrease) in net assets resulting from operations	4,665	42,868	35,348	78,772
Preferred stock dividend	875	875	1,750	1,750
Net increase (decrease) in net assets resulting from operations attributable to Common Stockholders	$3,790	$41,993	$33,598	$77,022
Basic and diluted earnings per common share (Note 10)
Basic	$0.07	$0.77	$0.64	$1.41
Diluted	$0.07	$0.72	$0.61	$1.31
Weighted-average shares of common stock outstanding (Note 10)
Basic	52,421,296	54,537,840	52,655,375	54,787,041
Diluted	52,421,296	59,805,142	57,974,987	60,054,343
The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE SECURED LENDING, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollar amounts in thousands)
(unaudited)

	For the six month periods ended
	June 30, 2022	June 30, 2021
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$47,389	$42,316
Net realized gain (loss)	5,486	3,480
Net change in unrealized appreciation (depreciation) on investments	(24,524)	33,147
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	6,997	(171)
Net increase (decrease) in net assets resulting from operations	35,348	78,772
Capital transactions:
Repurchase of common stock	(13,976)	(13,727)
Dividends declared on preferred and common stock (Note 10)	(43,683)	(41,577)
Net increase (decrease) in net assets resulting from capital share transactions	(57,659)	(55,304)
Net increase (decrease) in net assets	(22,311)	23,468
Net Assets at beginning of period	948,804	901,363
Net Assets at end of period	$926,493	$924,831

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE SECURED LENDING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollar amounts in thousands)
(unaudited)

	For the six month periods ended
	June 30, 2022	June 30, 2021
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$35,348	$78,772
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	504	583
Net accretion of discount on investments	(5,099)	(4,029)
Paid-in-kind interest	(8,836)	(4,292)
Net realized (gain) loss on investments	(5,893)	(3,618)
Net realized currency (gain) loss on non-investment assets and liabilities	407	138
Net change in unrealized (appreciation) depreciation on investments	24,524	(33,147)
Net change in unrealized currency (gains) losses on non-investment assets and liabilities	(6,997)	171
Cost of investments purchased and change in payable for investments purchased	(301,586)	(357,577)
Proceeds from sales and repayments of investments and change in receivable for investments sold/repaid	231,326	354,734
Changes in operating assets:
Interest receivable	(1,868)	1,237
Dividend receivable	(43)	(1,481)
Prepaid expenses and other assets	(358)	(553)
Changes in operating liabilities:
Interest and credit facility fees payable	731	24
Base management and incentive fees payable	(238)	(158)
Administrative service fees payable	456	288
Other accrued expenses and liabilities	(101)	(1,056)
Net cash provided by (used in) operating activities	(37,723)	30,036
Cash flows from financing activities:
Repurchase of common stock	(13,976)	(13,727)
Borrowings on SPV Credit Facility and Credit Facility	202,500	179,479
Repayments of SPV Credit Facility and Credit Facility	(159,746)	(162,500)
Debt issuance costs paid	(1,290)	(336)
Dividends paid in cash	(43,548)	(41,967)
Net cash provided by (used in) financing activities	(16,060)	(39,051)
Net increase (decrease) in cash, cash equivalents and restricted cash	(53,783)	(9,015)
Cash, cash equivalents, and restricted cash, beginning of period	93,074	68,419
Cash, cash equivalents, and restricted cash, end of period	$39,291	$59,404
Supplemental disclosures:
Interest paid during the period	$15,442	$14,174
Taxes, including excise tax, paid during the period	$774	$626
Dividends declared on preferred stock and common stock during the period	$43,683	$41,577
The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2022
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (64.8% of fair value)
Advanced Web Technologies Holding Company	^*	(2)(3)(14)	Containers, Packaging & Glass	L + 6.00%	7.52%	12/17/2020	12/17/2026	$9,394	$9,200	$9,247	1.00%
Airnov, Inc.	^*	(2)(3)(14)	Containers, Packaging & Glass	L + 5.00%	7.07%	12/20/2019	12/19/2025	2,042	2,016	2,036	0.22
Allied Universal Holdco LLC	^	(2)(3)	Business Services	L + 4.25%	5.92%	2/17/2021	7/10/2026	495	497	461	0.05
Alpine Acquisition Corp II	^*	(2)(3)(14)(15)	Transportation: Cargo	SOFR + 6.00%	7.22%	4/19/2022	11/30/2026	20,401	19,931	19,603	2.12
American Physician Partners, LLC	^*	(2)(3)(14)	Healthcare & Pharmaceuticals	L + 6.75%, 3.50% PIK	12.04%	1/7/2019	8/5/2022	29,587	29,587	29,587	3.19
Analogic Corporation	^*	(2)(3)(14)	Capital Equipment	L + 5.25%	6.49%	6/22/2018	6/22/2024	2,422	2,404	2,362	0.25
Applied Technical Services, LLC	^	(2)(3)(14)	Business Services	L + 5.75%	8.10%	12/29/2020	12/29/2026	541	531	536	0.05
Appriss Health, LLC	^	(2)(3)(14)	Healthcare & Pharmaceuticals	L + 7.25%	8.25%	5/6/2021	5/6/2027	36,923	36,253	35,955	3.88
Apptio, Inc.	^	(2)(3)(14)	Software	L + 6.00%	7.25%	1/10/2019	1/10/2025	6,131	6,057	6,131	0.65
Ascend Buyer, LLC	^*	(2)(3)(14)	Containers, Packaging & Glass	L + 5.75%	7.99%	9/30/2021	9/30/2028	12,732	12,481	12,326	1.33
Associations, Inc.	^	(2)(3)(14)	Construction & Building	L + 4.00%, 2.50% PIK	8.99%	7/2/2021	7/2/2027	12,692	12,583	12,525	1.35
Aurora Lux FinCo S.Á.R.L. (Luxembourg)	^*	(2)(3)(7)	Software	L + 6.00%	7.63%	12/24/2019	12/24/2026	32,323	31,759	29,763	3.21
Barnes & Noble, Inc.	^	(2)(3)(11)	Retail	L + 6.50%	9.36%	8/7/2019	12/20/2026	28,572	27,700	27,784	3.00
BlueCat Networks, Inc. (Canada)	*	(2)(3)(7)	High Tech Industries	L + 6.25%	8.50%	10/30/2020	10/30/2026	11,411	11,227	11,464	1.24
BMS Holdings III Corp.	^	(2)(3)(14)	Construction & Building	L + 5.50%	6.78%	9/30/2019	9/30/2026	—	(162)	(216)	(0.02)
Bubbles Bidco S.P.A. (Italy)	^	(2)(3)(7)(14)	Consumer Goods: Non-Durable	L + 9.25% (100% PIK)	9.25%	10/20/2021	10/20/2028	€4,700	5,311	4,827	0.51
Bubbles Bidco S.P.A. (Italy)	^	(2)(3)(7)(14)	Consumer Goods: Non-Durable	L + 6.25%	6.25%	10/20/2021	10/20/2028	€—	—	(55)	(0.01)
Captive Resources Midco, LLC	^*	(2)(3)(14)	Banking, Finance, Insurance & Real Estate	L + 5.50%	7.17%	6/30/2015	5/31/2027	10,223	10,120	10,223	1.10
Chartis Holding, LLC	^*	(2)(3)(14)	Business Services	L + 5.00%	6.11%	5/1/2019	5/1/2025	690	681	686	0.07
Chemical Computing Group ULC (Canada)	^*	(2)(3)(7)(14)	Software	L + 4.50%	6.17%	8/30/2018	8/30/2024	464	463	455	0.05
Chudy Group, LLC	^	(2)(3)(14)	Healthcare & Pharmaceuticals	L + 5.75%	6.75%	6/30/2021	6/30/2027	844	832	837	0.09
CircusTrix Holdings, LLC	^*	(2)(3)	Hotel, Gaming & Leisure	L + 5.50%, 1.50% PIK	8.67%	2/2/2018	1/16/2024	10,592	10,575	10,282	1.11
CircusTrix Holdings, LLC	^	(2)(3)	Hotel, Gaming & Leisure	L + 5.50%, 1.50% PIK	8.67%	1/8/2021	7/16/2023	559	501	559	0.06
Cobblestone Intermediate Holdco LLC	^	(2)(3)	Consumer Services	L + 5.50%	7.17%	1/29/2020	1/29/2026	719	715	713	0.07
Comar Holding Company, LLC	^*	(2)(3)(14)	Containers, Packaging & Glass	L + 5.75%	8.00%	6/18/2018	6/18/2024	26,307	26,072	25,238	2.72
Cority Software Inc. (Canada)	^*	(2)(3)(7)(14)	Software	L + 5.00%	6.00%	7/2/2019	7/2/2026	10,462	10,286	10,357	1.12
Cority Software Inc. (Canada)	^	(2)(3)(7)	Software	L + 7.00%	8.00%	9/3/2020	7/2/2026	1,869	1,828	1,871	0.20

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2022
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
DCA Investment Holding LLC	^*	(2)(3)(14)	Healthcare & Pharmaceuticals	SOFR + 6.00%	6.75%	3/11/2021	4/3/2028	$13,408	$13,241	$13,043	1.41%
Derm Growth Partners III, LLC	^	(2)(3)(8)	Healthcare & Pharmaceuticals	L + 6.25%	7.25%	5/31/2016	7/29/2022	55,807	50,995	45,013	4.86
DermaRite Industries, LLC	^*	(2)(3)	Healthcare & Pharmaceuticals	L + 7.00% (100% PIK)	10.25%	3/3/2017	6/30/2023	20,357	20,360	16,091	1.74
Diligent Corporation	^	(2)(3)(14)	Telecommunications	L + 6.25%	9.10%	8/4/2020	8/4/2025	671	658	659	0.07
Dwyer Instruments, Inc	^*	(2)(3)(14)	Capital Equipment	L + 5.50%	8.38%	7/21/2021	7/21/2027	2,239	2,180	2,189	0.24
Eliassen Group, LLC	^*	(2)(3)(14)	Business Services	SOFR + 5.75%	7.80%	4/14/2022	4/14/2028	1,000	888	884	0.10
Ellkay, LLC	^	(2)(3)(14)	Healthcare & Pharmaceuticals	L + 5.75%	6.85%	9/14/2021	9/14/2027	14,178	13,896	13,531	1.45
Emergency Communications Network, LLC	^*	(2)(3)	Telecommunications	L + 4.19%, 3.56% PIK	8.75%	6/1/2017	6/1/2023	25,795	25,755	21,871	2.36
EPS Nass Parent, Inc.	^	(2)(3)(14)	Utilities: Electric	L + 5.75%	7.99%	4/19/2021	4/19/2028	896	879	867	0.09
Ethos Veterinary Health LLC	^	(2)(3)	Consumer Services	L + 4.75%	6.42%	5/17/2019	5/15/2026	2,573	2,557	2,573	0.28
EvolveIP, LLC	^*	(2)(3)(14)(15)	Telecommunications	SOFR + 5.50%	7.11%	11/26/2019	6/7/2025	5,529	5,523	5,471	0.59
Excel Fitness Holdings, Inc.	^	(2)(3)(14)(15)	Hotel, Gaming & Leisure	SOFR + 5.25%	7.83%	4/29/2022	4/29/2029	6,234	6,095	6,092	0.66
Flagship Intermediate Holdco, LLC	^*	(2)(3)(14)(15)	Consumer Services	SOFR + 5.75%	7.28%	2/18/2022	2/18/2028	21,719	21,039	20,423	2.20
Frontline Technologies Holdings, LLC	^*	(2)(3)	Software	L + 5.25%	6.49%	9/18/2017	9/18/2023	3,029	3,021	3,012	0.33
Greenhouse Software, Inc.	^	(2)(3)(14)	Software	L + 6.50%	8.10%	3/1/2021	3/1/2027	15,196	14,881	14,508	1.57
Hadrian Acquisition Limited (United Kingdom)	^	(2)(3)(7)	Banking, Finance, Insurance & Real Estate	SONIA + 5.26%, 3.47% PIK	9.92%	2/28/2022	2/28/2029	£14,424	18,763	16,924	1.83
Hadrian Acquisition Limited (United Kingdom)	^	(2)(3)(7)(14)	Banking, Finance, Insurance & Real Estate	SONIA + 5.00%, 2.75% PIK	8.94%	2/28/2022	2/28/2029	£529	494	487	0.05
Harbour Benefit Holdings, Inc.	^*	(2)(3)(14)	Business Services	L + 5.25%	7.43%	12/13/2017	12/13/2024	8,324	8,268	8,299	0.90
Heartland Home Services, Inc	^	(2)(3)(14)	Consumer Services	L + 5.75%	7.33%	2/10/2022	12/15/2026	3,361	3,209	3,018	0.33
Heartland Home Services, Inc	^*	(2)(3)(14)	Consumer Services	L + 6.00%	7.64%	12/15/2020	12/15/2026	7,290	7,208	7,181	0.78
Hercules Borrower LLC	^*	(2)(3)(14)	Environmental Industries	L + 6.50%	8.72%	12/14/2020	12/14/2026	18,590	18,146	18,318	1.98
Higginbotham Insurance Agency, Inc.	^	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 5.50%	7.17%	11/25/2020	11/25/2026	4,953	4,896	4,835	0.52
Hoosier Intermediate, LLC	^*	(2)(3)(14)	Healthcare & Pharmaceuticals	L + 5.50%	6.96%	11/15/2021	11/15/2028	10,199	9,972	9,559	1.03
HS Spa Holdings Inc.	^	(2)(3)(14)	Consumer Services	SOFR + 5.75%	7.56%	6/2/2022	6/2/2029	8,648	8,452	8,451	0.91
iCIMS, Inc.	^	(2)(3)	Software	L + 5.50%	6.72%	9/12/2018	9/12/2024	1,670	1,654	1,670	0.18

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2022
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Individual FoodService Holdings, LLC	^*	(2)(3)(14)	Wholesale	L + 6.25%	7.66%	2/21/2020	11/22/2025	$10,455	$10,181	$10,219	1.10%
Infront Luxembourg Finance S.À R.L. (Luxembourg)	^	(2)(3)(7)	Hotel, Gaming & Leisure	L + 9.00%	9.00%	5/28/2021	5/28/2027	€8,250	9,793	8,408	0.90
Integrity Marketing Acquisition, LLC	*	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 5.75%	7.07%	1/15/2020	8/27/2025	4,895	4,850	4,665	0.50
Integrity Marketing Acquisition, LLC	^	(2)(3)(14)	Banking, Finance, Insurance & Real Estate	L + 5.50%	7.42%	1/15/2020	8/27/2025	4,557	4,494	4,308	0.46
IQN Holding Corp.	^	(2)(3)(14)	Business Services	SOFR + 5.50%	6.65%	5/2/2022	5/2/2029	6,783	6,705	6,703	0.72
Jeg's Automotive, LLC	^*	(2)(3)(14)	Automotive	L + 5.75%	7.84%	12/22/2021	12/22/2027	19,621	19,161	19,078	2.06
K2 Insurance Services, LLC	^*	(2)(3)(14)	Banking, Finance, Insurance & Real Estate	L + 5.00%	7.23%	7/3/2019	7/1/2026	3,347	3,295	3,326	0.36
Kaseya, Inc.	^	(2)(3)(14)	High Tech Industries	SOFR + 5.75%	8.29%	6/23/2022	6/23/2029	35,453	34,682	34,680	3.74
Lifelong Learner Holdings, LLC	^	(2)(3)(14)	Business Services	L + 5.75%	6.99%	10/18/2019	10/18/2026	26,087	25,744	24,446	2.64
LinQuest Corporation	*	(2)(3)	Aerospace & Defense	L + 5.75%	8.04%	7/28/2021	7/28/2028	9,925	9,742	9,446	1.02
Liqui-Box Holdings, Inc.	^	(2)(3)(14)	Containers, Packaging & Glass	L + 4.50%	8.14%	6/3/2019	6/3/2024	1,774	1,762	1,582	0.17
LVF Holdings, Inc.	^*	(2)(3)(14)	Beverage, Food & Tobacco	L + 6.25%	8.49%	6/10/2021	6/10/2027	41,828	41,026	38,707	4.18
Material Holdings, LLC	^*	(2)(3)(14)	Business Services	L + 5.75%	7.98%	8/19/2021	8/19/2027	7,064	6,913	6,617	0.71
Maverick Acquisition, Inc.	^*	(2)(3)(14)	Aerospace & Defense	L + 6.25%	8.50%	6/1/2021	6/1/2027	35,802	35,095	32,909	3.55
Medical Manufacturing Technologies, LLC	^*	(2)(3)(14)(15)	Healthcare & Pharmaceuticals	SOFR + 5.75%	7.69%	12/23/2021	12/23/2027	22,744	22,166	21,790	2.35
MMIT Holdings, LLC	^*	(2)(3)(14)	High Tech Industries	L + 6.25%	8.50%	9/15/2021	9/15/2027	10,909	10,698	10,537	1.14
National Technical Systems, Inc.	^	(2)(3)(14)	Aerospace & Defense	L + 5.50%	6.55%	10/28/2020	6/12/2023	1,284	1,274	1,275	0.14
NES Global Talent Finance US, LLC (United Kingdom)	^	(2)(3)(7)	Energy: Oil & Gas	L + 5.50%	6.74%	5/9/2018	5/11/2023	9,637	9,602	9,413	1.02
NMI AcquisitionCo, Inc.	^*	(2)(3)(14)	High Tech Industries	L + 5.75%	7.42%	9/6/2017	9/6/2025	40,124	40,049	39,089	4.22
North Haven Fairway Buyer, LLC	^	(2)(3)(14)	Consumer Services	L + 5.75%	7.20%	5/17/2022	5/17/2026	12,834	12,359	12,350	1.33
Oak Purchaser, Inc.	^	(2)(3)(14)	Business Services	SOFR + 5.50%	7.55%	4/28/2022	4/28/2028	5,030	4,952	4,961	0.54
Performance Health Holdings, Inc.	*	(2)(3)	Healthcare & Pharmaceuticals	L + 6.00%	8.88%	7/12/2021	7/12/2027	6,444	6,324	6,438	0.69
PF Atlantic Holdco 2, LLC	^*	(2)(3)(14)	Hotel, Gaming & Leisure	L + 6.00%	7.30%	11/12/2021	11/12/2027	17,585	17,043	16,571	1.79
PF Growth Partners, LLC	^*	(2)(3)	Hotel, Gaming & Leisure	L + 5.00%	6.57%	7/1/2019	7/11/2025	7,998	7,931	7,938	0.86
PPT Management Holdings, LLC	^	(2)(3)	Healthcare & Pharmaceuticals	L + 6.00%, 2.50% PIK	9.50%	12/15/2016	12/16/2022	28,547	28,528	22,936	2.48
Product Quest Manufacturing, LLC	^	(2)(3)(8)	Containers, Packaging & Glass	L + 6.75%	10.00%	9/21/2017	3/31/2021	840	840	840	0.09
Project Castle, Inc.	^	(2)(3)	Capital Equipment	SOFR + 5.50%	6.90%	6/24/2022	6/1/2029	7,500	6,719	6,713	0.72

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2022
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Prophix Software Inc. (Canada)	^	(2)(3)(7)(14)	Software	L + 6.50%	7.50%	2/1/2021	2/1/2026	$10,963	$10,752	$11,079	1.20%
PXO Holdings I Corp.	^*	(2)(3)(14)(15)	Chemicals, Plastics & Rubber	SOFR + 5.50%	7.01%	3/8/2022	3/8/2028	14,753	14,383	14,118	1.52
Quantic Electronics, LLC	^*	(2)(3)(14)	Aerospace & Defense	L + 6.25%	8.48%	11/19/2020	11/19/2026	14,850	14,585	14,349	1.55
Quantic Electronics, LLC	^*	(2)(3)(14)	Aerospace & Defense	L + 6.25%	8.43%	3/1/2021	3/1/2027	9,571	9,371	9,193	0.99
QW Holding Corporation	^*	(2)(3)	Environmental Industries	L + 5.75%	6.87%	8/31/2016	8/31/2026	42,447	42,365	41,619	4.49
Regency Entertainment, Inc.	^	(2)(3)	Media: Diversified & Production	L + 6.75%	8.25%	5/22/2020	10/22/2025	20,000	19,733	19,733	2.13
Riveron Acquisition Holdings, Inc.	*	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 5.75%	7.95%	5/22/2019	5/22/2025	13,027	12,870	13,027	1.41
RSC Acquisition, Inc.	^	(2)(3)(14)(15)	Banking, Finance, Insurance & Real Estate	SOFR + 5.50%	6.86%	11/1/2019	11/1/2026	9,378	9,239	8,911	0.96
Sapphire Convention, Inc.	^*	(2)(3)(14)	Telecommunications	L + 6.25%	7.26%	11/20/2018	11/20/2025	29,100	28,769	25,797	2.78
Smarsh Inc.	^	(2)(3)(14)	Software	SOFR + 6.50%	8.62%	2/18/2022	2/18/2029	6,530	6,366	6,178	0.67
SPay, Inc.	^*	(2)(3)	Hotel, Gaming & Leisure	L + 2.30%, 6.95% PIK	10.91%	6/15/2018	6/17/2024	23,887	23,733	20,333	2.19
Speedstar Holding, LLC	^*	(2)(3)(14)	Automotive	L + 7.00%	8.24%	1/22/2021	1/22/2027	26,832	26,343	27,050	2.92
Spotless Brands, LLC	^	(2)(3)(14)(15)	Consumer Services	SOFR + 5.75%	7.40%	6/21/2022	6/21/2028	18,138	17,556	17,554	1.89
Tank Holding Corp.	^*	(2)(3)(14)(15)	Capital Equipment	SOFR + 6.00%	7.62%	3/31/2022	3/31/2028	38,621	37,848	37,046	4.00
TCFI Aevex LLC	^*	(2)(3)(14)	Aerospace & Defense	L + 6.00%	7.00%	3/18/2020	3/18/2026	11,104	10,935	8,585	0.93
Trafigura Trading LLC	^	(2)(3)(13)(14)	Metals & Mining	L + 8.40%	10.64%	7/26/2021	7/18/2022	6,114	6,038	6,039	0.65
Turbo Buyer, Inc.	^	(2)(3)(14)	Automotive	L + 6.00%	8.88%	12/2/2019	12/2/2025	—	(207)	(89)	(0.01)
U.S. Legal Support, Inc.	^*	(2)(3)(14)(15)	Business Services	SOFR + 5.50%	7.69%	11/30/2018	11/30/2024	15,325	15,135	15,208	1.64
Unifrutti Financing PLC (Cyprus)	^	(7)	Beverage, Food & Tobacco	7.50%, 1.00% PIK	8.50%	9/15/2019	9/15/2026	€4,644	4,958	4,831	0.52
Unifrutti Financing PLC (Cyprus)	^	(7)	Beverage, Food & Tobacco	11.00% PIK	11.00%	10/22/2020	9/15/2026	€799	905	871	0.09
US INFRA SVCS Buyer, LLC	^	(2)(3)	Environmental Industries	L + 6.50%	8.20%	4/13/2020	4/13/2026	9,365	9,242	8,841	0.95
USALCO, LLC	*	(2)(3)	Chemicals, Plastics & Rubber	L + 6.00%	8.25%	10/19/2021	10/19/2027	995	977	950	0.10
USR Parent Inc.	^	(2)(3)	Retail	SOFR + 7.60%	8.65%	4/22/2022	4/25/2027	4,444	4,401	4,268	0.46
Westfall Technik, Inc.	^*	(2)(3)	Chemicals, Plastics & Rubber	L + 6.00%	8.25%	9/13/2018	9/13/2024	21,383	21,230	21,015	2.27
Westfall Technik, Inc.	^	(2)(3)	Chemicals, Plastics & Rubber	L + 6.25%	8.50%	7/1/2021	9/13/2024	4,933	4,848	4,870	0.53
Wineshipping.com LLC	^*	(2)(3)(14)	Beverage, Food & Tobacco	L + 5.75%	7.54%	10/29/2021	10/29/2027	4,529	4,389	4,339	0.47
Yellowstone Buyer Acquisition, LLC	^	(2)(3)	Consumer Goods: Durable	L + 5.75%	7.36%	9/13/2021	9/13/2027	447	439	429	0.05

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2022
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
YLG Holdings, Inc.	^	(2)(3)	Consumer Services	L + 5.00%	6.56%	9/30/2020	11/1/2025	$1,970	$1,924	$1,970	0.21%
First Lien Debt Total									$1,273,533	$1,224,585	132.17%

Second Lien Debt (15.4% of fair value)
11852604 Canada Inc. (Canada)	^	(2)(3)(7)	Healthcare & Pharmaceuticals	L + 9.50% (100% PIK)	10.51%	9/30/2021	9/30/2028	$7,129	$6,981	$6,897	0.74%
AI Convoy S.A.R.L (United Kingdom)	^	(2)(3)(7)	Aerospace & Defense	L + 8.25%	9.80%	1/17/2020	1/17/2028	24,814	24,387	25,806	2.79
Aimbridge Acquisition Co., Inc.	^	(2)(3)	Hotel, Gaming & Leisure	L + 7.50%	8.56%	2/1/2019	2/1/2027	9,241	9,133	8,036	0.87
AP Plastics Acquisition Holdings, LLC	^	(2)(3)	Chemicals, Plastics & Rubber	L + 7.50%	9.01%	8/10/2021	8/10/2029	33,680	32,829	32,787	3.53
AQA Acquisition Holdings, Inc.	^*	(2)(3)	High Tech Industries	L + 7.50%	9.17%	3/3/2021	3/3/2029	35,000	34,234	34,053	3.68
Blackbird Purchaser, Inc.	^	(2)(3)(14)	Capital Equipment	L + 7.50%	9.17%	12/14/2021	4/8/2027	13,791	13,456	12,934	1.40
Brave Parent Holdings, Inc.	^*	(2)(3)	Software	L + 7.50%	9.17%	10/3/2018	4/19/2026	18,197	17,944	17,901	1.93
Drilling Info Holdings, Inc.	^	(2)(3)	Energy: Oil & Gas	L + 8.25%	9.92%	2/11/2020	7/30/2026	18,600	18,248	18,647	2.00
Jazz Acquisition, Inc.	^	(2)(3)	Aerospace & Defense	L + 8.00%	9.67%	6/13/2019	6/18/2027	23,450	23,207	20,909	2.26
Outcomes Group Holdings, Inc.	^*	(2)(3)	Business Services	L + 7.50%	9.17%	10/23/2018	10/26/2026	1,731	1,728	1,731	0.19
PAI Holdco, Inc.	^	(2)(3)	Automotive	L + 5.50%, 2.00% PIK	8.74%	10/28/2020	10/28/2028	13,946	13,607	13,925	1.50
Peraton Corp.	^*	(2)(3)	Aerospace & Defense	L + 7.75%	9.00%	2/24/2021	2/1/2029	11,941	11,781	11,300	1.22
Quartz Holding Company	^*	(2)(3)	Software	L + 8.00%	9.67%	4/2/2019	4/2/2027	7,048	6,948	7,048	0.76
Stonegate Pub Company Bidco Limited (United Kingdom)	^	(2)(3)(7)	Beverage, Food & Tobacco	SONIA + 8.50%	9.69%	3/12/2020	3/12/2028	£20,000	24,816	21,332	2.30
TruGreen Limited Partnership	^	(2)(3)	Consumer Services	L + 8.50%	10.17%	11/16/2020	11/2/2028	13,000	12,782	12,590	1.36
Watchfire Enterprises, Inc.	^	(2)(3)	Media: Advertising, Printing & Publishing	L + 8.00%	9.67%	10/2/2013	10/2/2024	7,000	7,000	7,000	0.76
World 50, Inc.	^	(9)	Business Services	11.50%	11.50%	1/10/2020	1/9/2027	18,552	18,240	17,697	1.91
WP CPP Holdings, LLC	^	(2)(3)	Aerospace & Defense	L + 7.75%	8.99%	7/18/2019	4/30/2026	24,500	24,345	20,090	2.17
Second Lien Debt Total									$301,666	$290,683	31.37%

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2022
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (4.2% of fair value)
ANLG Holdings, LLC	^	(6)	Capital Equipment	6/22/2018	592	$592	$655	0.07%
Appriss Health, LLC	^	(6)	Healthcare & Pharmaceuticals	5/6/2021	5	4,724	4,710	0.51
Atlas Ontario LP (Canada)	^	(6)(7)	Business Services	4/7/2021	5,114	5,114	5,114	0.55
Avenu Holdings, LLC	^	(6)	Sovereign & Public Finance	9/28/2018	172	104	553	0.06
Blackbird Holdco, Inc.	^	(6)	Capital Equipment	12/14/2021	10	10,127	10,142	1.09
Buckeye Parent, LLC	^	(6)	Automotive	12/22/2021	885	885	885	0.10
Chartis Holding, LLC	^	(6)	Business Services	5/1/2019	433	433	684	0.07
CIP Revolution Holdings, LLC	^	(6)	Media: Advertising, Printing & Publishing	8/19/2016	318	318	187	0.02
Cority Software Inc. (Canada)	^	(6)(7)	Software	7/2/2019	250	250	624	0.07
Derm Growth Partners III, LLC	^	(6)	Healthcare & Pharmaceuticals	5/31/2016	1,000	1,000	—	—
Diligent Corporation	^	(6)	Telecommunications	4/5/2021	11	10,891	10,489	1.12
ECP Parent, LLC	^	(6)	Healthcare & Pharmaceuticals	3/29/2018	268	—	290	0.03
GB Vino Parent, L.P.	^	(6)	Beverage, Food & Tobacco	10/29/2021	4	351	379	0.04
Integrity Marketing Group, LLC	^	(6)	Banking, Finance, Insurance & Real Estate	12/21/2021	15,826	15,560	15,620	1.69
K2 Insurance Services, LLC	^	(6)	Banking, Finance, Insurance & Real Estate	7/3/2019	433	306	662	0.07
Legacy.com, Inc.	^	(6)	High Tech Industries	3/20/2017	1,500	1,500	1,147	0.12
North Haven Goldfinch Topco, LLC	^	(6)	Containers, Packaging & Glass	6/18/2018	2,315	2,315	1,885	0.20
Pascal Ultimate Holdings, L.P	^	(6)	Capital Equipment	7/21/2021	36	363	383	0.04
Profile Holdings I, LP	^	(6)	Chemicals, Plastics & Rubber	3/8/2022	5	523	523	0.06
Sinch AB (Sweden)	^	(6)(7)	High Tech Industries	3/26/2019	104	1,168	340	0.04
Tailwind HMT Holdings Corp.	^	(6)	Energy: Oil & Gas	11/17/2017	22	1,558	1,315	0.14
Tank Holding Corp.	^	(6)	Capital Equipment	3/26/2019	850	—	1,982	0.21
Titan DI Preferred Holdings, Inc.	^	(6)	Energy: Oil & Gas	2/11/2020	13,716	13,475	13,580	1.47
Turbo Buyer, Inc.	^	(6)	Automotive	12/2/2019	1,925	933	2,764	0.30
U.S. Legal Support Investment Holdings, LLC	^	(6)	Business Services	11/30/2018	641	641	933	0.10
Unifrutti Financing PLC (Cyprus)	^	(6)(7)	Beverage, Food & Tobacco	10/22/2020	1	506	636	0.07
Unifrutti Financing PLC (Cyprus)	^	(6)(7)	Beverage, Food & Tobacco	10/22/2020	—	133	206	0.02
W50 Parent LLC	^	(6)	Business Services	1/10/2020	500	190	756	0.08
Zenith American Holding, Inc.	^	(6)	Business Services	12/13/2017	1,565	760	1,189	0.13
Equity Investments Total						$74,720	$78,633	8.49%
Total investments—non-controlled/non-affiliated						$1,649,919	$1,593,901	172.04%

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2022
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/affiliated		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (1.7% of fair value)
Direct Travel, Inc.	^*	(2)(3)(8)(12)	Hotel, Gaming & Leisure	L + 8.50%	9.50%	10/14/2016	10/1/2023	$36,711	$34,682	$29,966	3.23%
Direct Travel, Inc.	^	(2)(3)(12)(14)	Hotel, Gaming & Leisure	L + 6.00%	7.06%	10/1/2020	10/1/2023	2,731	2,603	2,731	0.29
First Lien Debt Total									$37,285	$32,697	3.53%

Investments—non-controlled/affiliated		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (0.0% of fair value)
Direct Travel, Inc.	^	(6)(12)	Hotel, Gaming & Leisure	10/1/2020	43	$—	$—	—%
Equity Investments Total						$—	$—	—%
Total investments—non-controlled/affiliated						$37,285	$32,697	3.53%

Investments—controlled/affiliated		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par Amount/ LLC Interest **	Cost	Fair Value (5)	% of Net Assets
Investment Funds (13.9% of fair value)
Middle Market Credit Fund II, LLC, Member's Interest	^	(7)(10)	Investment Funds	N/A	—%	11/3/2020	12/31/2030	$78,122	$78,096	$75,911	8.19%
Middle Market Credit Fund, LLC, Subordinated Loan and Member's Interest	^	(7)(10)	Investment Funds	N/A	—%	2/29/2016	12/31/2024	193,000	193,001	186,767	20.17
Middle Market Credit Fund, Mezzanine Loan	^	(2)(7)(9)(10)	Investment Funds	L + 9.00%	11.29%	6/30/2016	5/21/2023	—	—	—	—
Investment Funds Total									$271,097	$262,678	28.36%
Total investments—controlled/affiliated									$271,097	$262,678	28.36%
Total Investments									$1,958,301	$1,889,276	203.92%
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

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2022
(dollar amounts in thousands)
(unaudited)
(1)Unless otherwise indicated, issuers of debt and equity investments held by the Company are domiciled in the United States. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of June 30, 2022, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of June 30, 2022, the Company is not an “affiliated person” of any of these portfolio companies. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”), the Secured Overnight Financing Rate (“SOFR”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of June 30, 2022. As of June 30, 2022, the reference rates for our variable rate loans were the 30-day LIBOR at 1.80%, the 90-day LIBOR at 2.30%, the 180-day LIBOR at 2.90%, the 30-day SOFR at 1.70%, and the 90-day SOFR at 2.10%.
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
(6)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2022, the aggregate fair value of these securities is $78,633, or 8.49% of the Company’s net assets.
(7)The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(8)Loan was on non-accrual status as of June 30, 2022.
(9)Represents a corporate mezzanine loan, which is subordinated to senior secured term loans of the portfolio company/investment fund.
(10)Under the Investment Company Act, the Company is deemed to be an “affiliated person” of and “control” this investment fund because the Company owns more than 25% of the investment fund’s outstanding voting securities and/or has the power to exercise control over management or policies of such investment fund. See Note 5, Middle Market Credit Fund, LLC, and Note 6, Middle Market Credit Fund II, LLC, to these consolidated financial statements for more details. Transactions related to investments in controlled affiliates for the six month period ended June 30, 2022, were as follows:

Investments—controlled/affiliated	Fair Value as of December 31, 2021	Additions/Purchases	Reductions/Sales/ Paydowns	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of June 30, 2022	Dividend and Interest Income
Middle Market Credit Fund, LLC, Mezzanine Loan	$—	$—	$—	$—	$—	$—	$—
Middle Market Credit Fund, LLC, Subordinated Loan and Member’s Interest	184,141	—	—	—	2,626	186,767	10,000
Middle Market Credit Fund II LLC, Member's Interest	77,958	—	—	—	(2,047)	75,911	5,048
Total investments—controlled/affiliated	$262,099	$—	$—	$—	$579	$262,678	$15,048

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2022
(dollar amounts in thousands)
(unaudited)

Investments—controlled/affiliated	Fair Value as of December 31, 2021	Additions/Purchases	Reductions/Sales/ Paydowns	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of June 30, 2022	Dividend and Interest Income
SolAero Technologies Corp. (Priority Term Loan)	$2,251	$—	$(2,251)	$—	$—	$—	$8
SolAero Technologies Corp. (A1 Term Loan)	2,850	—	(3,166)	—	316	—	1,031
SolAero Technologies Corp. (A2 Term Loan)	7,835	—	(8,707)	—	872	—	2,834
Solaero Technology Corp. (Equity)	—	—	(4,786)	1,972	2,814	—	—
Total investments—controlled/affiliated	$12,936	$—	$(18,910)	$1,972	$4,002	$—	$3,873

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
(12)    Under the Investment Company Act, the Company is deemed an “affiliated person” of this portfolio company because the Company owns 5% or more of the portfolio company's outstanding voting securities. Transactions related to the portfolio company during the six month period ended June 30, 2022 were as follows:

Investments—non-controlled/affiliated	Fair Value as of December 31, 2021	Additions/Purchases	Reductions/Sales/ Paydowns	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of June 30, 2022	Dividend and Interest Income
Direct Travel, Inc.	$27,555	$—	$(1,177)	$—	$3,588	$29,966	$—
Direct Travel, Inc.	2,731	—	—	—	—	2,731	100
Direct Travel, Inc. (Equity)	—	—	—	—	—	—	—
Total investments—non-controlled/affiliated	$30,286	$—	$(1,177)	$—	$3,588	$32,697	$100

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2022
(dollar amounts in thousands)
(unaudited)
(13)The investment is secured by receivables purchased from the portfolio company, with an implied discount of 10.64%. The investment was made via a tranched participation arrangement between the purchaser of such receivables and the Company. The investment has a secondary priority behind the rights of such purchaser.
(14)As of June 30, 2022, the Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
First and Second Lien Debt—unfunded delayed draw and revolving term loans commitments
Advanced Web Technologies Holding Company	Delayed Draw	1.00%	$1,602	$(20)
Advanced Web Technologies Holding Company	Revolver	0.50	821	(10)
Airnov, Inc.	Revolver	0.50	688	(2)
Alpine Acquisition Corp II	Delayed Draw	1.00	592	(19)
Alpine Acquisition Corp II	Revolver	0.50	3,447	(113)
American Physician Partners, LLC	Revolver	0.50	550	—
Analogic Corporation	Revolver	0.50	72	(2)
Applied Technical Services, LLC	Revolver	0.50	32	—
Appriss Health, LLC	Revolver	0.50	2,963	(72)
Apptio, Inc.	Revolver	0.50	1,420	—
Ascend Buyer, LLC	Revolver	0.50	1,113	(33)
Associations, Inc.	Revolver	0.50	723	(9)
Blackbird Purchaser, Inc.	Delayed Draw	1.00	4,597	(214)
BMS Holdings III Corp.	Delayed Draw	2.65	9,688	(216)
Bubbles Bidco S.P.A. (Italy)	Delayed Draw	2.80	€873	(4)
Bubbles Bidco S.P.A. (Italy)	Revolver	—	€537	(3)
Captive Resources Midco, LLC	Revolver	0.50	2,143	—
Chartis Holding, LLC	Revolver	0.50	217	(1)
Chemical Computing Group ULC (Canada)	Revolver	0.50	29	(1)
Chudy Group, LLC	Delayed Draw	1.00	115	(1)
Chudy Group, LLC	Revolver	0.50	34	—
Comar Holding Company, LLC	Revolver	0.50	2,935	(107)
Cority Software Inc. (Canada)	Revolver	0.50	3,000	(23)
DCA Investment Holding LLC	Delayed Draw	1.00	1,121	(28)
Diligent Corporation	Revolver	0.50	23	—
Direct Travel, Inc.	Delayed Draw	0.50	1,657	—
Dwyer Instruments, Inc	Delayed Draw	1.00	1,003	(13)
Dwyer Instruments, Inc	Revolver	0.50	626	(8)
Eliassen Group, LLC	Delayed Draw	1.00	3,895	(93)
Ellkay, LLC	Revolver	0.50	1,786	(72)
EPS Nass Parent, Inc.	Delayed Draw	1.00	37	(1)
EPS Nass Parent, Inc.	Revolver	0.50	61	(2)

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2022
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
EvolveIP, LLC	Revolver	0.50%	$710	$(7)
Excel Fitness Holdings, Inc.	Revolver	0.50	891	(18)
Flagship Intermediate Holdco, LLC	Delayed Draw	1.00	14,399	(517)
Greenhouse Software, Inc.	Revolver	0.50	1,471	(61)
Hadrian Acquisition Limited (United Kingdom)	Delayed Draw	2.33	£5,103	(138)
Harbour Benefit Holdings, Inc.	Revolver	0.50	3,180	(7)
Heartland Home Services, Inc	Delayed Draw	0.75	11,665	(266)
Heartland Home Services, Inc	Revolver	0.50	554	(8)
Hercules Borrower LLC	Revolver	0.50	1,929	(26)
Hoosier Intermediate, LLC	Revolver	0.50	2,160	(112)
HS Spa Holdings Inc.	Revolver	0.50	1,235	(25)
Individual FoodService Holdings, LLC	Delayed Draw	1.00	382	(6)
Individual FoodService Holdings, LLC	Delayed Draw	1.00	4,745	(69)
Individual FoodService Holdings, LLC	Revolver	0.50	739	(11)
Integrity Marketing Acquisition, LLC	Delayed Draw	1.00	432	(22)
IQN Holding Corp.	Delayed Draw	1.00	753	(8)
IQN Holding Corp.	Revolver	0.50	489	(5)
Jeg's Automotive, LLC	Delayed Draw	1.00	4,167	(91)
Jeg's Automotive, LLC	Revolver	0.50	1,094	(24)
K2 Insurance Services, LLC	Revolver	0.50	1,120	(5)
Kaseya, Inc.	Delayed Draw	0.50	1,146	(23)
Kaseya, Inc.	Revolver	0.50	2,054	(41)
Lifelong Learner Holdings, LLC	Revolver	0.50	2	—
Liqui-Box Holdings, Inc.	Revolver	0.50	856	(62)
LVF Holdings, Inc.	Delayed Draw	1.00	4,670	(308)
LVF Holdings, Inc.	Revolver	0.50	759	(50)
Material Holdings, LLC	Delayed Draw	—	1,916	(89)
Material Holdings, LLC	Revolver	1.00	614	(29)
Maverick Acquisition, Inc.	Delayed Draw	1.00	4,679	(324)
Maverick Acquisition, Inc.	Delayed Draw	1.00	1,290	(89)
Medical Manufacturing Technologies, LLC	Delayed Draw	1.00	7,107	(217)
Medical Manufacturing Technologies, LLC	Revolver	0.50	1,446	(44)
MMIT Holdings, LLC	Revolver	0.50	980	(31)
National Technical Systems, Inc.	Revolver	0.50	711	(3)
NMI AcquisitionCo, Inc.	Revolver	0.50	1,280	(32)
North Haven Fairway Buyer, LLC	Delayed Draw	0.50	5,348	(107)

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2022
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
North Haven Fairway Buyer, LLC	Delayed Draw	0.50%	$3,602	$(72)
North Haven Fairway Buyer, LLC	Revolver	0.50	2,404	(48)
Oak Purchaser, Inc.	Delayed Draw	0.50	2,445	(21)
Oak Purchaser, Inc.	Revolver	0.50	584	(5)
PF Atlantic HoldCo 2, LLC	Delayed Draw	0.75	9,517	(323)
PF Atlantic HoldCo 2, LLC	Revolver	0.50	2,759	(94)
Prophix Software Inc. (Canada)	Revolver	0.50	1,993	18
PXO Holdings I Corp.	Delayed Draw	1.00	3,287	(108)
PXO Holdings I Corp.	Revolver	0.50	1,315	(43)
Quantic Electronics, LLC	Delayed Draw	1.00	2,431	(77)
Quantic Electronics, LLC	Revolver	0.50	1,082	(34)
RSC Acquisition, Inc.	Delayed Draw	0.50	1,292	(48)
RSC Acquisition, Inc.	Delayed Draw	0.50	1,343	(50)
RSC Acquisition, Inc.	Revolver	0.50	462	(17)
Sapphire Convention, Inc.	Revolver	0.50	3,283	(335)
Smarsh Inc.	Delayed Draw	1.00	1,633	(67)
Smarsh Inc.	Revolver	0.50	408	(17)
Speedstar Holding, LLC	Delayed Draw	1.00	3,775	27
Spotless Brands, LLC	Delayed Draw	1.00	9,984	(200)
Spotless Brands, LLC	Revolver	0.50	1,081	(22)
Tank Holding Corp.	Revolver	0.50	966	(38)
TCFI Aevex LLC	Delayed Draw	1.00	1,835	(351)
Trafigura Trading LLC	Revolver	0.50	3,885	(29)
Turbo Buyer, Inc.	Delayed Draw	1.00	4,681	(71)
Turbo Buyer, Inc.	Revolver	0.50	1,217	(18)
US Legal Support, Inc.	Delayed Draw	0.50	2,139	(13)
U.S. Legal Support, Inc.	Revolver	0.50	1,224	(8)
Wineshipping.com LLC	Delayed Draw	1.00	1,609	(39)
Wineshipping.com LLC	Revolver	0.50	1,668	(41)
Total unfunded commitments			$215,555	$(6,086)

(15)Loans include a credit spread adjustment that ranges from 0.10% to 0.43%.

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2022
(dollar amounts in thousands)
(unaudited)
As of June 30, 2022, investments at fair value consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$1,310,818	$1,257,282	66.5%
Second Lien Debt	301,666	290,683	15.4
Equity Investments	74,720	78,633	4.2
Investment Funds	271,097	262,678	13.9
Total	$1,958,301	$1,889,276	100.0%
The rate type of debt investments at fair value as of June 30, 2022 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value of First and Second Lien Debt
Floating Rate	$1,588,381	$1,524,566	98.5%
Fixed Rate	24,103	23,399	1.5
Total	$1,612,484	$1,547,965	100.0%

The industry composition of investments at fair value as of June 30, 2022 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$164,722	$153,862	8.1%
Automotive	60,722	63,613	3.4
Banking, Finance, Insurance & Real Estate	84,887	82,988	4.4
Beverage, Food & Tobacco	77,084	71,301	3.8
Business Services	97,420	96,905	5.1
Capital Equipment	73,689	74,406	3.9
Chemicals, Plastics & Rubber	74,790	74,263	3.9
Construction & Building	12,421	12,309	0.7
Consumer Goods: Durable	439	429	—
Consumer Goods: Non-Durable	5,311	4,772	0.3
Consumer Services	87,801	86,823	4.6
Containers, Packaging & Glass	54,686	53,154	2.8
Energy: Oil & Gas	42,883	42,955	2.3
Environmental Industries	69,753	68,778	3.7
Healthcare & Pharmaceuticals	244,859	226,677	12.0
High Tech Industries	133,558	131,310	7.0
Hotel, Gaming & Leisure	122,089	110,916	5.9
Investment Funds	271,097	262,678	13.9
Media: Advertising, Printing & Publishing	7,318	7,187	0.4
Media: Diversified & Production	19,733	19,733	1.0
Metals & Mining	6,038	6,039	0.3

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2022
(dollar amounts in thousands)
(unaudited)

Industry	Amortized Cost	Fair Value	% of Fair Value
Retail	$32,101	$32,052	1.7%
Software	112,209	110,597	5.9
Sovereign & Public Finance	104	553	—
Telecommunications	71,596	64,287	3.4
Transportation: Cargo	19,931	19,603	1.0
Utilities: Electric	879	867	—
Wholesale	10,181	10,219	0.5
	$1,958,301	$1,889,276	100.0%
The geographical composition of investments at fair value as of June 30, 2022 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Canada	$46,901	$47,861	2.5%
Cyprus	6,502	6,544	0.3
Italy	5,311	4,772	0.3
Luxembourg	41,552	38,171	2.0
Sweden	1,168	340	—
United Kingdom	78,062	73,962	3.9
United States	1,778,805	1,717,626	91.0
Total	$1,958,301	$1,889,276	100.0%

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
As of June 30, 2022
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
Effective April 12, 2022, the Company changed its name from “TCG BDC, Inc.” to “Carlyle Secured Lending, Inc.”
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
On February 29, 2016, the Company and Credit Partners USA LLC (“Credit Partners”) entered into an amended and restated limited liability company agreement, which was subsequently amended on June 24, 2016, February 22, 2021 and May 16, 2022 (as amended, the “Limited Liability Company Agreement”) to co-manage Middle Market Credit Fund, LLC (“Credit Fund”). Credit Fund primarily invests in first lien loans of middle market companies. Credit Fund is managed by a six-member board of managers, on which the Company and Credit Partners each have equal representation. The Company and Credit Partners each have 50% economic ownership of Credit Fund and have commitments to fund, from time to time, capital of up to $250,000 each. Refer to Note 5, Middle Market Credit Fund, LLC, for details.
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

The interim financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of consolidated financial statements for the interim periods presented have been included. These adjustments are of a normal, recurring nature. This Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2021. The results of operations for the three and six month periods ended June 30, 2022 are not necessarily indicative of the operating results to be expected for the full year.
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
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash consist of demand deposits and highly liquid investments (e.g., money market funds, U.S. treasury notes) with original maturities of three months or less. Cash equivalents are carried at amortized cost, which approximates fair value. The Company’s cash, cash equivalents and restricted cash are held with two large financial institutions and cash held in such financial institutions may, at times, exceed the Federal Deposit Insurance Corporation insured limit. As of June 30, 2022 and December 31, 2021, the Company had restricted cash balances of $24,526 and $70,081, respectively, which represent amounts that are collected by trustees who have been appointed as custodians of the assets securing certain of the Company's financing transactions, and held for payment of interest expense and principal on the outstanding borrowings, or reinvestment into new assets.
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
The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Consolidated Statements of Operations. As of June 30, 2022 and December 31, 2021, the fair value of the loans in the portfolio with PIK provisions was $182,946 and $243,220, respectively, which represents approximately 9.7% and 12.7% of total investments at fair value, respectively. For the three month and six month periods ended June 30, 2022, the Company earned $3,728 and $7,449 in PIK income, respectively. For the three month and six month periods ended June 30, 2021, the Company earned $2,318 and $4,443 in PIK income, respectively. PIK income is included in interest income in the accompanying Consolidated Statements of Operations.
Dividend Income
Dividend income from the investment funds, Credit Fund and Credit Fund II, and other investments funds, if any, is recorded on the record date for the investment fund to the extent that such amounts are payable by the investment funds and are expected to be collected.
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
Non-Accrual Income
Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid current and, in management’s judgment, are likely to remain current. Management may not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2022 and December 31, 2021, the fair value of the loans in the portfolio on non-accrual status was $75,819 and $76,551, respectively. The remaining first and second lien debt investments were performing and current on their interest payments as of June 30, 2022 and December 31, 2021.
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
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more likely than not” to be sustained by the applicable tax authority. The SPV and the 2015-1 Issuer are disregarded entities for tax purposes and are consolidated with the tax return of the Company. All penalties and interest associated with income taxes, if any, are included in income tax expense. For the three month and six month periods ended June 30, 2022, the Company incurred $176 and $529 in excise tax expense, respectively. For the three month and six month periods ended June 30, 2021, the Company incurred $139 and $263 in excise tax expense, respectively.
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

Earnings Per Common Share
The Company computes earnings p    er common share in accordance with ASC 260, Earnings Per Share (“ASC 260”). Basic earnings per common share is calculated by dividing the net increase (decrease) in net assets resulting from operations attributable to common stock by the weighted average number of shares of common stock outstanding. Diluted earnings per common share reflects the assumed conversion of all dilutive securities.
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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of June 30, 2022 and December 31, 2021.
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
Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the three month and six month periods ended June 30, 2022 and 2021, there were no transfers between levels.

The following tables summarize the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of June 30, 2022 and December 31, 2021:

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$1,257,282	$1,257,282
Second Lien Debt	—	—	290,683	290,683
Equity Investments	—	—	78,633	78,633
Investment Funds
Mezzanine Loan	—	—	—	—
Subordinated Loan and Member's Interest	—	—	186,767	186,767
Total	$—	$—	$1,813,365	$1,813,365
Investments measured at net asset value (1)				75,911
Total				$1,889,276

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$1,232,084	$1,232,084
Second Lien Debt	—	—	341,776	341,776
Equity Investments	—	—	77,093	77,093
Investment Funds
Mezzanine Loan	—	—	—	—
Subordinated Loan and Member's Interest	—	—	184,141	184,141
Total	$—	$—	$1,835,094	$1,835,094
Investments measured at net asset value (1)				77,958
Total				$1,913,052
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

The changes in the Company’s investments at fair value for which the Company has used Level 3 inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level 3 investments still held are as follows:

	Financial Assets
	For the three month period ended June 30, 2022
	First Lien Debt	Second Lien Debt	Equity Investments	Investment Fund - Subordinated Loan and Member's Interest	Total
Balance, beginning of period	$1,224,117	$304,202	$78,699	$189,285	$1,796,303
Purchases	194,313	431	1,287	—	196,031
Sales	(86,311)	(4,013)	(1,031)	—	(91,355)
Paydowns	(69,443)	—	—	—	(69,443)
Accretion of discount	2,446	182	133	—	2,761
Net realized gains (losses)	(504)	(956)	1,514	—	54
Net change in unrealized appreciation (depreciation)	(7,336)	(9,163)	(1,969)	(2,518)	(20,986)
Balance, end of period	$1,257,282	$290,683	$78,633	$186,767	$1,813,365
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held at the reporting date included in net change in unrealized appreciation (depreciation) on investments on the Consolidated Statements of Operations	$(8,529)	$(9,163)	$(1,970)	$(2,519)	$(22,181)

	Financial Assets
	For the six month period ended June 30, 2022
	First Lien Debt	Second Lien Debt	Equity Investments	Investment Fund - Subordinated Loan and Member's Interest	Total
Balance, beginning of period	$1,232,084	$341,776	$77,093	$184,141	$1,835,094
Purchases	305,642	681	3,674	—	309,997
Sales	(98,370)	(4,013)	(5,034)	—	(107,417)
Paydowns	(175,416)	(36,325)	(1,083)	—	(212,824)
Accretion of discount	4,218	741	140	—	5,099
Net realized gains (losses)	2,951	(956)	3,898	—	5,893
Net change in unrealized appreciation (depreciation)	(13,827)	(11,221)	(55)	2,626	(22,477)
Balance, end of period	$1,257,282	$290,683	$78,633	$186,767	$1,813,365
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held at the reporting date included in net change in unrealized appreciation (depreciation) on investments on the Consolidated Statements of Operations	$(11,587)	$(10,496)	$(2,871)	$2,625	$(22,329)

	Financial Assets
	For the three month period ended June 30, 2021
	First Lien Debt	Second Lien Debt	Equity Investments	Investment Fund - Subordinated Loan and Member's Interest	Total
Balance, beginning of period	$1,226,653	$299,322	$35,030	$202,695	$1,763,700
Purchases	181,413	12,129	19,435	—	212,977
Sales	(78,641)	(4,875)	(3,817)	—	(87,333)
Paydowns	(94,391)	(865)	—	(23,000)	(118,256)
Accretion of discount	1,792	211	—	—	2,003
Net realized gains (losses)	636	(16)	1,325	—	1,945
Net change in unrealized appreciation (depreciation)	8,556	7,224	1,406	1,648	18,834
Balance, end of period	$1,246,018	$313,130	$53,379	$181,343	$1,793,870
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held at the reporting date included in net change in unrealized appreciation (depreciation) on investments on the Consolidated Statements of Operations	$7,204	$7,224	$1,463	$1,648	$17,539

	Financial Assets
	For the six month period ended June 30, 2021
	First Lien Debt	Second Lien Debt	Equity Investments	Investment Fund - Subordinated Loan and Member's Interest	Total
Balance, beginning of period	$1,224,063	$284,523	$33,877	$205,891	$1,748,354
Purchases	278,558	63,313	20,033	—	361,904
Sales	(154,395)	(4,875)	(5,209)	—	(164,479)
Paydowns	(126,315)	(42,396)	—	(23,000)	(191,711)
Accretion of discount	3,373	644	12	—	4,029
Net realized gains (losses)	1,628	(16)	2,006	—	3,618
Net change in unrealized appreciation (depreciation)	19,106	11,937	2,660	(1,548)	32,155
Balance, end of period	$1,246,018	$313,130	$53,379	$181,343	$1,793,870
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held as of the reporting date included in net change in unrealized appreciation (depreciation) on investments on the Consolidated Statements of Operations	$17,233	$12,181	$2,904	$(1,548)	$30,770
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
The following tables summarize the quantitative information related to the significant unobservable inputs for Level 3 instruments which are carried at fair value as of June 30, 2022 and December 31, 2021:

	Fair Value as of June 30, 2022	Valuation Techniques	Significant Unobservable Inputs	Range
				Low	High	Weighted Average
Investments in First Lien Debt	$1,059,859	Discounted Cash Flow	Discount Rate	4.36%	16.61%	8.34%
	122,444	Consensus Pricing	Indicative Quotes	89.50	100.00	97.83
	74,979	Income Approach	Discount Rate	11.56%	13.07%	12.16%
		Market Approach	Comparable Multiple	6.78x	8.45x	7.78x
Total First Lien Debt	1,257,282
Investments in Second Lien Debt	245,896	Discounted Cash Flow	Discount Rate	8.91%	12.28%	9.95%
	44,787	Income Approach	Discount Rate	7.78%	14.08%	12.76%
Total Second Lien Debt	290,683
Investments in Equity	78,633	Income Approach	Discount Rate	7.22%	12.30%	8.40%
		Market Approach	Comparable Multiple	8.81x	16.91x	10.80x
Total Equity Investments	78,633
Investments in Investment Fund
Subordinated Loan and Member's Interest	186,767	Discounted Cash Flow	Discount Rate	9.50%	9.50%	9.50%
		Discounted Cash Flow	Default Rate	3.00%	3.00%	3.00%
		Discounted Cash Flow	Recovery Rate	65.00%	65.00%	65.00%
Total Investments in Investment Fund	186,767
Total Level 3 Investments	$1,813,365

	Fair Value as of December 31, 2021	Valuation Techniques	Significant Unobservable Inputs	Range
				Low	High	Weighted Average
Investments in First Lien Debt	$981,627	Discounted Cash Flow	Discount Rate	3.90%	14.21%	7.70%
	185,432	Consensus Pricing	Indicative Quotes	90.00	100.00	97.69
	65,025	Income Approach	Discount Rate	11.55%	13.18%	12.24%
		Market Approach	Comparable Multiple	6.68x	8.16x	7.53x
Total First Lien Debt	1,232,084
Investments in Second Lien Debt	299,664	Discounted Cash Flow	Discount Rate	7.11%	15.83%	9.46%
	42,112	Consensus Pricing	Indicative Quotes	97.25	98.00	97.49
Total Second Lien Debt	341,776
Investments in Equity	77,093	Income Approach	Discount Rate	7.22%	11.55%	8.38%
		Market Approach	Comparable Multiple	8.16x	16.43x	11.26x
Total Equity Investments	77,093
Investment in Investment Fund
Subordinated Loan and Member's Interest	184,141	Discounted Cash Flow	Discount Rate	8.50%	8.50%	8.50%
		Discounted Cash Flow	Default Rate	3.00%	3.00%	3.00%
		Discounted Cash Flow	Recovery Rate	65.00%	65.00%	65.00%
Total Investments in Investment Fund	184,141
Total Level 3 Investments	$1,835,094
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
Financial instruments disclosed but not carried at fair value
The following table presents the carrying value and fair value of the Company’s secured borrowings and senior unsecured notes disclosed but not carried at fair value as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured borrowings	$443,395	$443,395	$407,655	$407,655
2019 Notes	115,000	109,887	115,000	117,300
2020 Notes	75,000	71,574	75,000	75,530
Total	$633,395	$624,856	$597,655	$600,485
The carrying values of the secured borrowings generally approximate their respective fair values due to their variable interest rates and are categorized as Level 3 within the hierarchy.

The carrying values of the Senior Notes approximate their respective fair values and are categorized as Level 3 within the hierarchy. Senior Notes are valued generally using discounted cash flow analysis. The significant unobservable inputs used in the fair value measurement of the Company’s Senior Notes are discount rates. Significant increases in discount rates in isolation would result in a significantly lower fair value measurement.
The following table represents the carrying values (before debt issuance costs) and fair values of the Company’s 2015-1R Notes disclosed but not carried at fair value as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Aaa/AAA Class A-1-1-R Notes	$234,800	$230,057	$234,800	$234,941
Aaa/AAA Class A-1-2-R Notes	50,000	49,265	50,000	50,075
Aaa/AAA Class A-1-3-R Notes	25,000	24,430	25,000	24,680
AA Class A-2-R Notes	66,000	64,984	66,000	66,003
A Class B Notes	46,400	44,289	46,400	46,430
BBB- Class C Notes	27,000	26,106	27,000	26,714
Total	$449,200	$439,131	$449,200	$448,843
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
4. RELATED PARTY TRANSACTIONS
Investment Advisory Agreement
On April 3, 2013, the Company’s Board of Directors, including a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the Investment Company Act (the “Independent Directors”), approved an investment advisory agreement (the “Original Investment Advisory Agreement”) between the Company and the Investment Adviser in accordance with, and on the basis of an evaluation satisfactory to such directors as required by, Section 15(c) of the Investment Company Act. The Original Investment Advisory Agreement was amended on September 15, 2017 and August 6, 2018 after receipt of requisite Board and stockholders' approvals, as applicable (as amended, the “Investment Advisory Agreement”). Unless terminated earlier, the Investment Advisory Agreement renews automatically for successive annual periods, provided that such continuance is specifically approved at least annually by the vote of the Board of Directors and by the vote of a majority of the Independent Directors. On May 9, 2022, the Company’s Board of Directors, including a majority of the Independent Directors, approved at an in-person meeting the continuance of the Company’s Investment Advisory Agreement with the Adviser for an additional one year term. The Investment Advisory Agreement will automatically terminate in the event of an assignment and may be terminated by either party without penalty upon at least 60 days’ written notice to the other party. Subject to the overall supervision of the Board of Directors, the Adviser provides investment advisory services to the Company. For providing these services, the Adviser receives fees from the Company consisting of two components—a base management fee and an incentive fee.
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

Below is a summary of the base management fees and incentive fees incurred during the three month and six month periods ended June 30, 2022 and 2021.

	For the three month periods ended		For the six month periods ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Base management fees	$7,113	$6,991	$14,163	$13,791
Incentive fees on pre-incentive fee net investment income	4,458	4,420	9,686	8,677
Realized capital gains incentive fees	—	—	—	—
Accrued capital gains incentive fees	—	—	—	—
Total capital gains incentive fees	—	—	—	—
Total incentive fees	4,458	4,420	9,686	8,677
Total base management fees and incentive fees	$11,571	$11,411	$23,849	$22,468
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
As of June 30, 2022 and December 31, 2021, $11,581 and $11,819, respectively, was included in base management and incentive fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
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
Unless terminated earlier, the Administration Agreement will renew automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (i) the vote of the Board of Directors or by a majority vote of the outstanding voting securities of the Company and (ii) the vote of a majority of the Company’s Independent Directors. On May 9, 2022, the Company's Board of Directors, including a majority of the Independent Directors, approved the continuance of the Administration Agreement for a one-year period. The Administration Agreement may not be assigned by a party without the consent of the other party and may be terminated by either party without penalty upon at least 60 days’ written notice to the other party.
For the three month periods ended June 30, 2022 and 2021, the Company incurred $461 and $375, respectively, in fees under the Administration Agreement. For the six month periods ended June 30, 2022 and 2021, the Company incurred $867 and $657, respectively, in fees under the Administration Agreement. These fees are included in administrative service fees in the accompanying Consolidated Statements of Operations. As of June 30, 2022 and December 31, 2021, $938 and $482, respectively, was unpaid and included in administrative service fees payable in the accompanying Consolidated Statements of Assets and Liabilities.

Sub-Administration Agreements
On April 3, 2013, the Administrator entered into a sub-administration agreement with Carlyle Employee Co. (the “Carlyle Sub-Administration Agreement”). Pursuant to the Carlyle Sub-Administration Agreement, Carlyle Employee Co. provides the Administrator with access to personnel.
On April 3, 2013, the Administrator entered into a sub-administration agreement with State Street Bank and Trust Company (“State Street” and, such agreement, the “State Street Sub-Administration Agreement” and, together with the Carlyle Sub-Administration Agreement, the “Sub-Administration Agreements”). Unless terminated earlier, the State Street Sub-Administration Agreement renew automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (i) the vote of the Board of Directors or by the vote of a majority of the outstanding voting securities of the Company and (ii) the vote of a majority of the Company’s Independent Directors. On May 9, 2022, the Company's Board of Directors, including a majority of the Independent Directors, approved the continuance of the State Street Sub-Administration Agreement for a one-year period. The State Street Sub-Administration Agreement may be terminated upon at least 60 days’ written notice and without penalty by the vote of a majority of the outstanding securities of the Company, or by the vote of the Board of Directors or by either party to the State Street Sub-Administration Agreement.
For the three month periods ended June 30, 2022 and 2021, the Company incurred $174 and $165, respectively, in fees under the State Street Sub-Administration Agreement. For the six month periods ended June 30, 2022 and 2021, the Company incurred $349 and $335, respectively, in fees under the Administration Agreement. These fees are included in other general and administrative expenses in the accompanying Consolidated Statements of Operations. As of June 30, 2022 and December 31, 2021, $342 and $682, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.
License Agreement
The Company has entered into a royalty free license agreement with CIM, which wholly owns our Adviser and is a wholly owned subsidiary of Carlyle, pursuant to which CIM has granted the Company a non-exclusive, revocable and non-transferable license to use the name and mark “Carlyle.”
Board of Directors
The Company’s Board of Directors currently consists of eight members, five of whom are Independent Directors. The Board of Directors has established an Audit Committee, a Pricing Committee, a Nominating and Governance Committee and a Compensation Committee, the members of each of which consist entirely of the Company’s Independent Directors. The Board of Directors may establish additional committees in the future. For the three month periods ended June 30, 2022 and 2021, the Company incurred $186 and $150, respectively, in fees and expenses associated with its Independent Directors' services on the Company's Board of Directors and its committees. For the six month periods ended June 30, 2022 and 2021, the Company incurred $346 and $266, respectively, in fees and expenses associated with its Independent Directors' services on the Company's Board of Directors and its committees. As of June 30, 2022 and December 31, 2021, $0 and $142, respectively, in fees or expenses associated with its Independent Directors were payable, and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.
Transactions with Investment Funds
For the three and six month periods ended June 30, 2022, the Company sold 3 and 3 investments, respectively, to Credit Fund for proceeds of $53,520 and $53,520, respectively, and realized gain (loss) of $(73) and $(73), respectively. For the three and six month periods ended June 30, 2021, the Company sold 2 and 3 investments, respectively, to Credit Fund for proceeds of $27,094 and $50,685, respectively, and realized gain (loss) of $459 and $687, respectively. See Note 5, Middle Market Credit Fund, LLC, for further information about Credit Fund. For the three and six month periods ended June 30, 2022, the Company sold 4 and 4 investments, respectively, to Credit Fund II for proceeds of $31,793 and $31,793, respectively, and realized gain (loss) of $(421) and $(421), respectively. For the three and six month periods ended June 30, 2021, the Company sold 4 and 5 investments, respectively, to Credit Fund II for proceeds of $14,645 and $19,764, respectively, and realized gain (loss) of $69 and $81, respectively. See Note 6, Middle Market Credit Fund II, LLC, for further information about Credit Fund II.
Cumulative Convertible Preferred Stock

On May 5, 2020, the Company issued and sold 2,000,000 shares of the Preferred Stock to an affiliate of Carlyle in a private placement at a price of $25 per share. For the three and six month periods ended June 30, 2022, the Company declared and paid a dividend on the Preferred Stock of $875 and $1,750, respectively. For the three and six month periods ended June 30, 2021, the Company declared and paid a dividend on the Preferred Stock of $875 and $1,750. See Note 10, Net Assets, for further information about the Preferred Stock.
5. MIDDLE MARKET CREDIT FUND, LLC
Overview
On February 29, 2016, the Company and Credit Partners entered into an amended and restated limited liability company agreement, which was subsequently amended and restated on June 24, 2016, February 22, 2021 and May 16, 2022 (as amended, the “Limited Liability Company Agreement”) to co-manage Credit Fund, a Delaware limited liability company that is not consolidated in the Company’s consolidated financial statements. Credit Fund primarily invests in first lien loans of middle market companies. Credit Fund is managed by a six-member board of managers, on which the Company and Credit Partners each have equal representation. Establishing a quorum for Credit Fund’s board of managers requires at least four members to be present at a meeting, including at least two of the Company’s representatives and two of Credit Partners’ representatives. The Company and Credit Partners each have 50% economic ownership of Credit Fund and have commitments to fund, from time to time, capital of up to $250,000 each. Funding of such commitments generally requires the approval of the board of Credit Fund, including the board members appointed by the Company. By virtue of its membership interest, the Company and Credit Partners each indirectly bear an allocable share of all expenses and other obligations of Credit Fund.
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

Selected Financial Data
Since inception of Credit Fund and through June 30, 2022 and December 31, 2021, the Company and Credit Partners each made capital contributions of $1 and $1 in members’ equity, respectively, and $216,000 and $216,000 in subordinated loans, respectively, to Credit Fund. On May 25, 2021, the Company and Credit Partners received an aggregate return of capital on the subordinated loans of $46,000, of which the Company received $23,000. Below is certain summarized consolidated financial information for Credit Fund as of June 30, 2022 and December 31, 2021.

	As of
	June 30, 2022	December 31, 2021
	(unaudited)
Selected Consolidated Balance Sheet Information
ASSETS
Investments, at fair value (amortized cost of $951,868 and $940,092, respectively)	$911,698	$926,959
Cash, cash equivalents and restricted cash (1)	22,550	54,041
Other assets	7,147	7,698
Total assets	$941,395	$988,698
LIABILITIES AND MEMBERS’ EQUITY
Secured borrowings	$532,621	$600,651
Other liabilities	68,331	19,828
Subordinated loans and members’ equity (2)	340,443	368,219
Liabilities and members’ equity	$941,395	$988,698
(1) As of June 30, 2022 and December 31, 2021, $9,904 and $10,816, respectively, of Credit Fund's cash and cash equivalents was restricted.
(2) As of June 30, 2022 and December 31, 2021, the fair value of Company's ownership interest in the subordinated loans and members’ equity was $186,767 and $184,141, respectively.

	For the three month periods ended		For the six month periods ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(unaudited)		(unaudited)
Selected Consolidated Statement of Operations Information:
Total investment income	$14,807	$17,722	$29,486	$33,827
Expenses
Interest and credit facility expenses	5,079	5,321	9,125	10,736
Other expenses	600	554	1,097	1,022
Total expenses	5,679	5,875	10,222	11,758
Net investment income (loss)	9,128	11,847	19,264	22,069
Net realized gain (loss) on investments	—	(115)	—	(1,693)
Net change in unrealized appreciation (depreciation) on investments	(17,169)	695	(27,038)	14,193
Net increase (decrease) resulting from operations	$(8,041)	$12,427	$(7,774)	$34,569

Below is a summary of Credit Fund’s portfolio, followed by a listing of the loans in Credit Fund’s portfolio as of June 30, 2022 and December 31, 2021:

	As of
	June 30, 2022	December 31, 2021
Senior secured loans (1)	$954,515	$942,930
Weighted average yields of senior secured loans based on amortized cost (2)	7.10%	6.04%
Weighted average yields of senior secured loans based on fair value (2)	7.37%	6.09%
Number of portfolio companies in Credit Fund	42	45
Average amount per portfolio company (1)	$22,727	$20,954
Number of loans on non-accrual status	—	—
Fair value of loans on non-accrual status	$—	$—
Percentage of portfolio at floating interest rates (3)(4)	100.0%	100.0%
Percentage of portfolio at fixed interest rates (4)	—%	—%
Fair value of loans with PIK provisions	$2,733	$—
Percentage of portfolio with PIK provisions (4)	0.3%	—%
(1)At par/principal amount.
(2)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of June 30, 2022 and December 31, 2021. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount (“OID”) and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.
(3)Floating rate debt investments are generally subject to interest rate floors.
(4)Percentages based on fair value.

Consolidated Schedule of Investments as of June 30, 2022
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
First Lien Debt (100.0% of fair value)
ACR Group Borrower, LLC	^+	(2)(3)(6)	Aerospace & Defense	L + 4.50%	7.08%	3/31/2028	$41,443	$40,925	$41,019
Acrisure, LLC	+	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 3.50%	5.17%	2/13/2027	25,247	25,226	23,462
Acrisure, LLC	+	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 4.25%	5.92%	2/13/2027	6,667	6,621	6,250
Analogic Corporation	^+	(2)(3)(6)	Capital Equipment	L + 5.25%	6.49%	6/22/2024	19,700	19,688	19,207
Anchor Packaging, Inc.	+	(2)(3)	Containers, Packaging & Glass	L + 4.00%	5.67%	7/18/2026	24,346	24,268	23,068
API Technologies Corp.	+	(2)(3)	Aerospace & Defense	L + 4.25%	5.92%	5/9/2026	14,550	14,505	13,270
Aptean, Inc.	+	(2)(3)	Software	L + 4.25%	5.92%	4/23/2026	12,094	12,055	11,620
Avalign Technologies, Inc.	^+#	(2)(3)	Healthcare & Pharmaceuticals	L + 4.50%	6.07%	12/22/2025	14,369	14,290	13,686
BMS Holdings III Corp.	+	(2)(3)	Construction & Building	L + 5.50%	6.78%	9/30/2026	11,187	11,096	10,938
Chartis Holding, LLC	^+	(2)(3)(6)	Business Services	L + 5.00%	6.11%	5/1/2025	6,929	6,929	6,891
Chemical Computing Group ULC (Canada)	^+	(2)(3)(6)	Software	L + 4.50%	6.17%	8/30/2024	13,841	13,535	13,588
Chudy Group, LLC	^+	(2)(3)(6)	Healthcare & Pharmaceuticals	L + 5.75%	6.75%	6/30/2027	33,775	33,265	33,496
Diligent Corporation	^+	(2)(3)(6)	Telecommunications	L + 6.25%	9.10%	8/4/2025	10,069	9,872	9,889
Divisions Holding Corporation	+	(2)(3)	Business Services	L + 4.75%	6.42%	5/27/2028	24,813	24,597	24,329
DTI Holdco, Inc.	+	(2)(3)	High Tech Industries	SOFR + 4.75%	6.28%	4/26/2029	30,000	29,414	27,913
Eliassen Group, LLC	+	(2)(3)	Business Services	SOFR + 5.75%	7.80%	4/14/2028	19,424	19,183	18,962
EPS Nass Parent, Inc.	^+	(2)(3)(6)	Utilities: Electric	L + 5.75%	7.99%	4/19/2028	33,141	32,514	32,096
EvolveIP, LLC	^+	(2)(3)(6)(7)	Telecommunications	SOFR + 5.50%	7.11%	6/7/2025	40,366	40,319	39,963
Exactech, Inc.	+#	(2)(3)	Healthcare & Pharmaceuticals	L + 3.75%	5.32%	2/14/2025	21,194	21,121	20,527
Frontline Technologies Holdings, LLC	+	(2)(3)	Software	L + 5.25%	6.49%	9/18/2023	14,552	14,209	14,471
GSM Acquisition Corp.	^+	(2)(3)(6)(7)	Hotel, Gaming & Leisure	SOFR + 5.00%	6.54%	11/16/2026	29,608	29,331	28,562
Heartland Home Services, Inc	+	(2)(3)	Consumer Services	L + 5.75%	7.33%	12/15/2026	7,295	7,203	7,129
Heartland Home Services, Inc	+	(2)(3)(6)	Consumer Services	L + 6.00%	7.64%	12/15/2026	24,460	24,373	24,109
HMT Holding Inc.	^+	(2)(3)(6)(7)	Energy: Oil & Gas	SOFR + 6.25%	8.37%	11/17/2025	32,316	32,139	30,276
Integrity Marketing Acquisition, LLC	^+	(2)(3)(6)	Banking, Finance, Insurance & Real Estate	L + 5.50%	7.42%	8/27/2025	43,511	43,043	41,305
Jensen Hughes, Inc.	^+	(2)(3)(6)	Utilities: Electric	L + 4.50%	5.77%	3/22/2024	35,215	35,182	34,115
K2 Insurance Services, LLC	^+	(2)(3)(6)	Banking, Finance, Insurance & Real Estate	L + 5.00%	7.23%	7/1/2026	12,864	12,864	12,797
KAMC Holdings, Inc.	+#	(2)(3)	Energy: Electricity	L + 4.00%	5.57%	8/14/2026	13,615	13,573	11,514
KBP Investments, LLC	+	(2)(3)(6)	Beverage, Food & Tobacco	L + 5.00%	6.77%	5/25/2027	37,213	36,925	35,800
Odyssey Logistics & Technology Corp.	+	(2)(3)	Transportation: Cargo	L + 4.00%	5.24%	10/12/2024	9,555	9,535	9,062
Output Services Group	^+	(2)(3)	Media: Advertising, Printing & Publishing	L + 4.50%	6.01%	3/27/2024	19,122	19,096	14,112
Premise Health Holding Corp.	+	(2)(3)	Healthcare & Pharmaceuticals	L + 3.50%	5.75%	7/10/2025	13,376	13,344	13,108
QW Holding Corporation	^+	(2)(3)(6)	Environmental Industries	L + 5.75%	6.87%	8/31/2026	21,685	21,515	21,155

Consolidated Schedule of Investments as of June 30, 2022
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
Radiology Partners, Inc.	+	(2)(3)	Healthcare & Pharmaceuticals	L + 4.25%	5.87%	7/9/2025	$27,686	$27,614	$24,836
RevSpring Inc.	+	(2)(3)	Media: Advertising, Printing & Publishing	L + 4.00%	5.67%	10/11/2025	28,999	28,869	27,645
Striper Buyer, LLC	+	(2)(3)	Containers, Packaging & Glass	L + 5.50%	7.17%	12/30/2026	14,775	14,656	14,775
Turbo Buyer, Inc.	+	(2)(3)(6)	Automotive	L + 6.00%	8.88%	12/2/2025	34,426	34,193	33,893
U.S. TelePacific Holdings Corp.	+	(2)(3)(7)	Telecommunications	SOFR + 1.00%, 7.25% PIK	9.25%	5/2/2026	6,832	6,818	2,733
USALCO, LLC	+	(2)(3)	Chemicals, Plastics & Rubber	L + 6.00%	8.25%	10/19/2027	14,920	14,651	14,240
VRC Companies, LLC	^+	(2)(3)(6)	Business Services	L + 5.50%	8.39%	6/29/2027	27,109	26,728	26,146
Welocalize, Inc.	^+	(2)(3)(6)	Business Services	L + 4.75%	6.42%	12/23/2024	33,885	33,596	33,143
WRE Holding Corp.	^+	(2)(3)(6)(7)	Environmental Industries	SOFR + 5.25%	6.44%	1/3/2025	8,641	8,631	8,484
Yellowstone Buyer Acquisition, LLC	+	(2)(3)	Consumer Goods: Durable	L + 5.75%	7.36%	9/13/2027	39,700	38,994	38,114
First Lien Debt Total								$946,505	$911,698
Equity Investments (0.0% of fair value)
DBI Holding, LLC	^		Transportation: Cargo				2,961	$—	$—
DBI Holding, LLC	^		Transportation: Cargo				13,996	5,364	—
Equity Investments Total								$5,364	$—
Total Investments								$951,869	$911,698

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
(1)Unless otherwise indicated, issuers of investments held by Credit Fund are domiciled in the United States. As of June 30, 2022, the geographical composition of investments as a percentage of fair value was 1.5% in Canada and 98.5% in the United States. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR, the Secured Overnight Financing Rate (“SOFR”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, Credit Fund has indicated the reference rate used and provided the spread and the interest rate in effect as of June 30, 2022. As of June 30, 2022, the reference rates for Credit Fund’s variable rate loans were the 30-day LIBOR at 1.80%, the 90-day LIBOR at 2.30%, the 180-day LIBOR at 2.90%, the 30-day SOFR at 1.70%, and the 90-day SOFR at 2.10%.
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

(6)As of June 30, 2022, Credit Fund and Credit Fund Sub had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

First Lien Debt – unfunded delayed draw and revolving term loans commitments	Type	Unused Fee	Par/ Principal Amount	Fair Value
ACR Group Borrower, LLC	Revolver	0.38%	$210	$(2)
Analogic Corporation	Revolver	0.50	847	(20)
Chartis Holding, LLC	Revolver	0.50	2,183	(9)
Chemical Computing Group ULC (Canada)	Revolver	0.50	873	(15)
Chudy Group, LLC	Delayed Draw	1.00	4,598	(32)
Chudy Group, LLC	Revolver	0.50	1,379	(10)
Diligent Corporation	Revolver	0.50	351	(6)
EPS Nass Parent, Inc.	Delayed Draw	1.00	1,380	(39)
EPS Nass Parent, Inc.	Revolver	0.50	2,240	(64)
EvolveIP, LLC	Revolver	0.50	2,987	(28)
GSM Acquisition Corp.	Delayed Draw	1.00	1,500	(50)
Heartland Home Services, Inc	Revolver	0.50	690	(10)
HMT Holding Inc.	Revolver	0.50	6,173	(327)
Integrity Marketing Acquisition, LLC	Delayed Draw	1.00	604	(30)
Jensen Hughes, Inc.	Revolver	0.50	1,000	(30)
K2 Insurance Services, LLC	Revolver	0.50	1,170	(6)
KBP Investments, LLC	Delayed Draw	1.00	2,598	(92)
QW Holding Corporation	Revolver	0.50	5,498	(107)
Turbo Buyer, Inc.	Revolver	0.50	933	(14)
VRC Companies, LLC	Delayed Draw	0.75	2,006	(65)
VRC Companies, LLC	Revolver	0.50	625	(20)
Welocalize, Inc.	Revolver	0.50	2,250	(42)
Welocalize, Inc.	Revolver	0.50	3,375	(63)
WRE Holding Corp.	Revolver	0.50	680	(11)
Total unfunded commitments			$46,150	$(1,092)

(7)Loans include a credit spread adjustment that ranges from 0.10% to 0.43%.

Consolidated Schedule of Investments as of December 31, 2021
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
First Lien Debt (97.5% of fair value)
ACR Group Borrower, LLC	^+	(2)(3)(6)	Aerospace & Defense	L + 4.25%	5.50%	3/31/2028	$34,477	$33,913	$34,477
Acrisure, LLC	+#	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 3.50%	3.78%	2/13/2027	25,376	25,353	25,203
Acrisure, LLC	+	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 4.25%	4.75%	2/13/2027	6,700	6,650	6,687
Analogic Corporation	^+	(2)(3)(6)	Capital Equipment	L + 5.25%	6.25%	6/22/2024	19,796	19,781	19,587
Anchor Packaging, Inc.	+#	(2)(3)	Containers, Packaging & Glass	L + 4.00%	4.10%	7/18/2026	24,472	24,385	24,215
API Technologies Corp.	+#	(2)(3)	Aerospace & Defense	L + 4.25%	4.35%	5/9/2026	14,625	14,575	14,251
Aptean, Inc.	+#	(2)(3)	Software	L + 4.25%	4.35%	4/23/2026	12,157	12,113	12,087
Avalign Technologies, Inc.	+#	(2)(3)	Healthcare & Pharmaceuticals	L + 4.50%	4.63%	12/22/2025	14,443	14,354	14,320
Avenu Holdings, LLC	+	(2)(3)	Sovereign & Public Finance	L + 5.25%	6.25%	9/28/2024	23,350	23,350	23,350
BMS Holdings III Corp.	+	(2)(3)	Construction & Building	L + 5.50%	6.50%	9/30/2026	11,244	11,143	11,071
Chartis Holding, LLC	+	(2)(3)(6)	Business Services	L + 5.50%	6.50%	5/1/2025	6,964	6,964	6,964
Chemical Computing Group ULC (Canada)	^+	(2)(3)(6)	Software	L + 4.50%	5.50%	8/30/2024	13,912	13,480	13,845
Chudy Group, LLC	^+	(2)(3)(6)	Healthcare & Pharmaceuticals	L + 5.75%	6.75%	6/30/2027	33,021	32,465	33,657
Diligent Corporation	^+	(2)(3)(6)	Telecommunications	L + 6.25%	7.25%	8/4/2025	9,049	8,816	9,228
Divisions Holding Corporation	+#	(2)(3)	Business Services	L + 4.75%	5.50%	5/27/2028	24,938	24,706	24,953
DTI Holdco, Inc.	+	(2)(3)	High Tech Industries	L + 4.75%	5.75%	9/30/2023	18,495	18,442	18,237
Eliassen Group, LLC	+	(2)(3)	Business Services	L + 4.50%	4.60%	11/5/2024	15,159	15,103	15,152
EPS Nass Parent, Inc.	^+	(2)(3)(6)	Utilities: Electric	L + 5.75%	6.75%	4/19/2028	32,846	32,169	32,507
EvolveIP, LLC	^+	(2)(3)(6)	Telecommunications	L + 5.50%	6.50%	6/7/2025	40,196	40,126	39,973
Exactech, Inc.	+#	(2)(3)	Healthcare & Pharmaceuticals	L + 3.75%	4.75%	2/14/2025	21,307	21,221	21,073
Excel Fitness Holdings, Inc.	+#	(2)(3)	Hotel, Gaming & Leisure	L + 5.25%	6.25%	10/7/2025	24,500	24,336	24,500
Frontline Technologies Holdings, LLC	+	(2)(3)	Software	L + 5.25%	6.25%	9/18/2023	14,736	14,269	14,736
GSM Acquisition Corp.	^+	(2)(3)(6)	Hotel, Gaming & Leisure	L + 5.00%	6.00%	11/16/2026	25,623	25,331	25,396
Heartland Home Services, Inc	+	(2)(3)(6)	Consumer Services	L + 6.00%	7.00%	12/15/2026	17,664	17,664	17,735
HMT Holding Inc.	^+	(2)(3)(6)	Energy: Oil & Gas	L + 5.75%	6.75%	11/17/2023	32,484	32,245	31,086
Integrity Marketing Acquisition, LLC	^+	(2)(3)(6)	Banking, Finance, Insurance & Real Estate	L + 5.50%	6.25%	8/27/2025	32,853	32,309	32,403
Jensen Hughes, Inc.	+	(2)(3)(6)	Utilities: Electric	L + 4.50%	5.50%	3/22/2024	34,392	34,347	33,395
K2 Insurance Services, LLC	+	(2)(3)(6)	Banking, Finance, Insurance & Real Estate	L + 5.00%	6.00%	7/1/2026	12,929	12,929	12,906
KAMC Holdings, Inc.	+#	(2)(3)	Energy: Electricity	L + 4.00%	4.18%	8/14/2026	13,685	13,638	11,450
KBP Investments, LLC	+	(2)(3)(6)	Beverage, Food & Tobacco	L + 5.00%	5.75%	5/25/2027	36,973	36,599	36,570
Odyssey Logistics & Technology Corp.	+#	(2)(3)	Transportation: Cargo	L + 4.00%	5.00%	10/12/2024	9,605	9,580	9,509
Output Services Group	^+	(2)(3)	Media: Advertising, Printing & Publishing	L + 4.50%	5.50%	3/27/2024	19,222	19,194	16,467
Premise Health Holding Corp.	+#	(2)(3)	Healthcare & Pharmaceuticals	L + 3.50%	3.72%	7/10/2025	13,445	13,409	13,419
Q Holding Company	+#	(2)(3)	Automotive	L + 5.00%	6.00%	12/31/2023	21,515	21,421	21,098
QW Holding Corporation	^+	(2)(3)(6)	Environmental Industries	L + 6.25%	7.25%	8/31/2024	14,116	13,887	13,645

Consolidated Schedule of Investments as of December 31, 2021
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
Radiology Partners, Inc.	+#	(2)(3)	Healthcare & Pharmaceuticals	L + 4.25%	4.36%	7/9/2025	$27,686	$27,603	$27,245
RevSpring Inc.	+#	(2)(3)	Media: Advertising, Printing & Publishing	L + 4.25%	4.47%	10/11/2025	29,149	29,001	29,067
Striper Buyer, LLC	+	(2)(3)	Containers, Packaging & Glass	L + 5.50%	6.25%	12/30/2026	14,850	14,720	14,850
Turbo Buyer, Inc.	+	(2)(3)(6)	Automotive	L + 6.00%	7.00%	12/2/2025	13,960	13,960	13,661
U.S. TelePacific Holdings Corp.	+	(2)(3)	Telecommunications	L + 5.50%	6.50%	5/2/2023	6,660	6,643	4,995
USALCO, LLC	+	(2)(3)	Chemicals, Plastics & Rubber	L + 6.00%	7.00%	10/19/2027	14,995	14,704	14,704
VRC Companies, LLC	^+	(2)(3)(6)	Business Services	L + 5.50%	6.25%	6/29/2027	26,520	26,103	26,162
Welocalize, Inc.	+	(2)(3)(6)	Business Services	L + 4.75%	5.75%	12/23/2024	34,201	33,868	33,444
WRE Holding Corp.	^+	(2)(3)(6)	Environmental Industries	SOFR + 5.50%	6.50%	1/3/2025	8,740	8,724	8,584
Yellowstone Buyer Acquisition, LLC	+	(2)(3)	Consumer Goods: Durable	L + 5.75%	6.75%	9/13/2027	39,900	39,135	39,095
First Lien Debt Total								$934,728	$926,959
Equity Investments (0.2%of fair value)
DBI Holding, LLC	^		Transportation: Cargo				2,961	$—	$—
DBI Holding, LLC	^		Transportation: Cargo				13,996	5,364	—
Equity Investments Total								$5,364	$—
Total Investments								$940,092	$926,959
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
Debt
The Credit Fund, Credit Fund Sub and Credit Fund Warehouse II are party to separate credit facilities as described below. As of June 30, 2022 and December 31, 2021, Credit Fund, Credit Fund Sub and Credit Fund Warehouse II were in compliance with all covenants and other requirements of their respective credit facility agreements. Below is a summary of the borrowings and repayments under the credit facilities for the three month and six month periods ended June 30, 2022 and 2021, and the outstanding balances under the credit facilities for the respective periods.

	Credit Fund Facility		Credit Fund Sub Facility		Credit Fund Warehouse II Facility
	2022	2021	2022	2021	2022	2021
Three Month Periods Ended June 30,
Outstanding Borrowing, beginning of period	$—	$—	$477,621	$363,121	$76,708	$83,180
Borrowings	—	—	87,000	162,500	—	8,000
Repayments	—	—	(32,000)	(10,500)	(76,708)	(9,017)
Outstanding Borrowing, end of period	$—	$—	$532,621	$515,121	$—	$82,163

Six Month Periods Ended June 30,
Outstanding Borrowing, beginning of period	$—	$—	$514,621	$420,859	$86,030	$93,402
Borrowings	—	—	87,000	225,500	—	8,000
Repayments	—	—	(69,000)	(131,238)	(86,030)	(19,239)
Outstanding Borrowing, end of period	$—	$—	$532,621	$515,121	$—	$82,163

Credit Fund Facility. On June 24, 2016, Credit Fund entered into the Credit Fund Facility with the Company, which was subsequently amended on June 5, 2017, October 2, 2017, November 3, 2017, June 22, 2018, June 29, 2018, February 21, 2019, March 20, 2020, February 22, 2021 and May 19, 2022, pursuant to which Credit Fund may from time to time request mezzanine loans from the Company. The maximum principal amount of the Credit Fund Facility is $175,000. The maturity date of the Credit Fund Facility is May 21, 2023. Amounts borrowed under the Credit Fund Facility bear interest at a rate of LIBOR plus 9.00%.
Credit Fund Sub Facility. On June 24, 2016, Credit Fund Sub closed on the Credit Fund Sub Facility with lenders, which was subsequently amended on May 31, 2017, October 27, 2017, August 24, 2018, December 12, 2019, March 11, 2020, May 3, 2021 and May 3, 2022. The Credit Fund Sub Facility provides for secured borrowings during the applicable revolving period up to an amount equal to $640,000. The facility is secured by a first lien security interest in substantially all of the portfolio investments held by Credit Fund Sub. The maturity date of the Credit Fund Sub Facility is May 22, 2025. Amounts borrowed under the Credit Fund Sub Facility bear interest at a rate of SOFR plus 2.35%.
Credit Fund Warehouse II Facility. On August 16, 2019, Credit Fund Warehouse II closed on a revolving credit facility (the “Credit Fund Warehouse II Facility”) with lenders. The Credit Fund Warehouse II Facility provides for secured borrowings during the applicable revolving period up to an amount equal to $150,000. The Credit Fund Warehouse II Facility is secured by a first lien security interest in substantially all of the portfolio investments held by Credit Fund Warehouse II Facility. The maturity date of the Credit Fund Warehouse II Facility is August 16, 2022. On July 28, 2022 Credit Fund Warehouse II repaid all outstanding amounts. Amounts borrowed under the Credit Fund Warehouse II Facility bear interest at a rate of LIBOR plus 1.50%. Amounts borrowed under the Credit Fund Warehouse II Facility during the first 12 months bore interest at a rate of LIBOR plus 1.05%, and amounts borrowed in the second 12 months bore interest at LIBOR plus 1.15%.
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
The 2019-2 Notes were fully redeemed during the year ended December 31, 2021. As of the redemption date, the 2019-2 Issuer was in compliance with all covenants and other requirements of the indenture.
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
Credit Fund II Senior Notes
On November 3, 2020 and as amended on December 29, 2021 and June 30, 2022, Credit Fund II Sub closed on the Credit Fund II Senior Notes (the “Credit Fund II Senior Notes”) with lenders. The Credit Fund II Senior Notes provides for secured borrowings totaling $157,500 with two tranches, A-1 and A-2 outstanding. The facility is secured by a first lien security interest in substantially all of the portfolio investments held by Credit Fund II Sub. The maturity date of the Credit Fund II Senior Notes Sub Facility is November 3, 2030. Amounts issued for the Class A-1 notes totaled $147,500 and bear interest at a rate of Term SOFR plus 2.85% (LIBOR plus 2.70% prior to the June 30, 2022 amendment), and amounts issued for the Class A-2 notes totaled $10,000 and bear interest at Term SOFR (as defined in the Credit Fund II Senior Notes Sub Facility) plus 3.35% (LIBOR plus 3.20% prior to the June 30, 2022 amendment). The A-1 Notes were rated AAA, and the A-2 Notes were rated AA by DBRS Morningstar. The terms of the Credit Fund II Senior Notes provide that as loans pay down, up to $100,000 is available from principal proceeds for reinvestment ($50,000 prior to the June 30, 2022 amendment), and then the investment principal proceeds are used to directly pay down the principal balance on the Credit Fund II Senior Notes. As of June 30, 2022 and December 31, 2021, Credit Fund II Sub was in compliance with all covenants and other requirements of its respective credit agreements.
Selected Financial Data
Since inception of Credit Fund II and through June 30, 2022, the Company and CCLF made capital contributions of $78,096 and $12,709 in members’ equity, respectively, to Credit Fund II. Below is certain summarized consolidated information for Credit Fund II as of June 30, 2022 and December 31, 2021.

	As of
	June 30, 2022	December 31, 2021
ASSETS
Investments, at fair value (amortized cost of $239,286 and $238,615, respectively)	$237,360	$239,289
Cash and cash equivalents(1)	43,737	10,092
Other assets	3,458	5,606
Total assets	$284,555	$254,987
LIABILITIES AND MEMBERS’ EQUITY
Notes payable, net of unamortized debt issuance costs of $760 and $802, respectively	$156,740	$156,698
Other liabilities	37,629	5,557
Total members' equity (2)	90,186	92,732
Total liabilities and members’ equity	$284,555	$254,987
(1) As of June 30, 2022 and December 31, 2021, all of Credit Fund II's cash and cash equivalents was restricted.

(2) As of June 30, 2022 and December 31, 2021, the fair value of Company's ownership interest in the members' equity was $75,911 and $77,958, respectively.

	For the three month period ended		For the six month period ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(unaudited)		(unaudited)
Selected Consolidated Statement of Operations Information:
Total investment income	4,594	$4,804	9,080	$9,367
Expenses
Interest and credit facility expenses	1,461	1,197	2,680	2,398
Other expenses	160	190	346	381
Total expenses	1,621	1,387	3,026	2,779
Net investment income (loss)	2,973	3,417	6,054	6,588
Net change in unrealized appreciation (depreciation) on investments	(1,171)	218	(2,600)	712
Net increase (decrease) resulting from operations	1,802	$3,635	3,454	$7,300

Below is a summary of Credit Fund II’s portfolio, followed by a listing of the loans in Credit Fund II’s portfolio as of June 30, 2022 and December 31, 2021:

	As of
	June 30, 2022	December 31, 2021
Senior secured loans (1)	$242,141	$240,878
Weighted average yields of senior secured loans based on amortized cost (2)	8.21%	7.26%
Weighted average yields of senior secured loans based on fair value (2)	8.27%	7.24%
Number of portfolio companies in Credit Fund II	34	36
Average amount per portfolio company (1)	$7,122	$6,691
Percentage of portfolio at floating interest rates (3) (4)	97.8%	97.7%
Percentage of portfolio at fixed interest rates (4)	2.2%	2.3%
Fair value of loans with PIK provisions	$8,914	$17,453
Percentage of portfolio with PIK provisions (4)	3.8%	7.3%
(1)At par/principal amount.
(2)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of June 30, 2022 and December 31, 2021. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.
(3)Floating rate debt investments are generally subject to interest rate floors.
(4)Percentages based on fair value.

Consolidated Schedule of Investments as of June 30, 2022
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
First Lien Debt (89.5% of fair value)
Airnov, Inc.	^	(2)(3)	Containers, Packaging & Glass	L + 5.00%	7.07%	12/19/2025	$9,895	$9,882	$9,872
American Physician Partners, LLC	^	(2)(3)	Healthcare & Pharmaceuticals	L + 6.75%, 3.50% PIK	12.04%	8/5/2022	8,914	8,914	8,914

Consolidated Schedule of Investments as of June 30, 2022
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
Appriss Health, LLC	^	(2)(3)	Healthcare & Pharmaceuticals	L + 7.25%	8.25%	5/6/2027	$7,521	$7,382	$7,338
Apptio, Inc.	^	(2)(3)	Software	L + 6.00%	7.25%	1/10/2025	5,357	5,304	5,357
Aurora Lux FinCo S.Á.R.L. (Luxembourg)	^	(2)(3)	Software	L + 6.00%	7.63%	12/24/2026	4,333	4,258	3,990
BMS Holdings III Corp.	^	(2)(3)	Construction & Building	L + 5.50%	6.78%	9/30/2026	3,258	3,205	3,185
Captive Resources Midco, LLC	^	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 5.50%	7.17%	5/31/2027	8,193	8,120	8,194
Chartis Holding, LLC	^	(2)(3)	Business Services	L + 5.00%	6.11%	5/1/2025	9,873	9,859	9,833
Comar Holding Company, LLC	^	(2)(3)	Containers, Packaging & Glass	L + 5.75%	8.00%	6/18/2024	8,665	8,602	8,348
Cority Software Inc. (Canada)	^	(2)(3)	Software	L + 5.00%	6.00%	7/2/2026	8,667	8,559	8,600
Dwyer Instruments, Inc	^	(2)(3)	Capital Equipment	L + 5.50%	8.38%	7/21/2027	9,950	9,894	9,820
Ethos Veterinary Health LLC	^	(2)(3)	Consumer Services	L + 4.75%	6.42%	5/15/2026	8,110	8,062	8,110
EvolveIP, LLC	^	(2)(3)(7)	Telecommunications	SOFR + 5.50%	7.11%	6/7/2025	8,666	8,659	8,585
Harbour Benefit Holdings, Inc.	^	(2)(3)	Business Services	L + 5.25%	7.43%	12/13/2024	4,662	4,655	4,652
Hoosier Intermediate, LLC	^	(2)(3)	Healthcare & Pharmaceuticals	L + 5.50%	6.96%	11/15/2028	6,479	6,280	6,144
K2 Insurance Services, LLC	^	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 5.00%	7.23%	7/1/2026	8,966	8,869	8,924
Material Holdings, LLC	^	(2)(3)	Business Services	L + 5.75%	7.98%	8/19/2027	$7,940	$7,862	$7,570
Maverick Acquisition, Inc.	^	(2)(3)	Aerospace & Defense	L + 6.25%	8.50%	6/1/2027	7,940	7,787	7,390
National Technical Systems, Inc.	^	(2)(3)	Aerospace & Defense	L + 5.50%	6.55%	6/12/2023	8,689	8,681	8,647
NMI AcquisitionCo, Inc.	^	(2)(3)	High Tech Industries	L + 5.75%	7.42%	9/6/2025	8,663	8,655	8,446
PF Atlantic Holdco 2, LLC	^	(2)(3)	Hotel, Gaming & Leisure	L + 6.00%	7.30%	11/12/2027	10,000	9,682	9,661
Riveron Acquisition Holdings, Inc.	^	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 5.75%	7.95%	5/22/2025	8,132	8,046	8,132
RSC Acquisition, Inc.	^	(2)(3)(7)	Banking, Finance, Insurance & Real Estate	SOFR + 5.50%	6.86%	11/1/2026	8,358	8,246	8,045
TCFI Aevex LLC	^	(2)(3)	Aerospace & Defense	L + 6.00%	7.00%	3/18/2026	1,692	1,670	1,368
Turbo Buyer, Inc.	^	(2)(3)	Automotive	L + 6.00%	8.88%	12/2/2025	8,050	7,925	7,928
U.S. Legal Support, Inc.	^	(2)(3)(7)	Business Services	SOFR + 5.50%	7.69%	11/30/2024	6,202	6,193	6,163
US INFRA SVCS Buyer, LLC	^	(2)(3)	Environmental Industries	L + 6.50%	8.20%	4/13/2026	3,250	3,206	3,068
Westfall Technik, Inc.	^	(2)(3)	Chemicals, Plastics & Rubber	L + 6.00%	8.25%	9/13/2024	6,385	6,318	6,275
Wineshipping.com LLC	^	(2)(3)	Beverage, Food & Tobacco	L + 5.75%	7.54%	10/29/2027	10,000	9,628	9,756
First Lien Debt Total								$214,403	$212,315
Second Lien Debt (10.5% of fair value)
AI Convoy S.A.R.L (United Kingdom)	^	(2)(3)	Aerospace & Defense	L + 8.25%	9.80%	1/17/2028	$5,514	$5,419	$5,734
AP Plastics Acquisition Holdings, LLC	^	(2)(3)	Chemicals, Plastics & Rubber	L + 7.50%	9.01%	8/10/2029	4,500	4,414	4,381
AQA Acquisition Holdings, Inc.	^	(2)(3)	High Tech Industries	L + 7.50%	9.17%	3/3/2029	5,000	4,887	4,865
Quartz Holding Company	^	(2)(3)	Software	L + 8.00%	9.67%	4/2/2027	4,852	4,787	4,852
World 50, Inc.	^	(6)	Business Services	11.50%	11.50%	1/9/2027	5,465	5,376	5,213

Consolidated Schedule of Investments as of June 30, 2022
Investments (1)	Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
Second Lien Debt Total							$24,883	$25,045
Total Investments							$239,286	$237,360
^ Denotes that all or a portion of the assets are owned by Credit Fund II Sub. Credit Fund II Sub has entered into the Credit Fund II Sub Notes. The lenders of the Credit Fund II Sub Notes have a first lien security interest in substantially all of the assets of Credit Fund II Sub. Accordingly, such assets are not available to creditors of Credit Fund II.
(1)    Unless otherwise indicated, issuers of investments held by Credit Fund II are domiciled in the United States. As of June 30, 2022, the geographical composition of investments as a percentage of fair value was 3.6% in Canada, 1.7% in Luxembourg, 2.4% in the United Kingdom and 92.3% in the United States. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR, the Secured Overnight Financing Rate (“SOFR”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, Credit Fund II has indicated the reference rate used and provided the spread and the interest rate in effect as of June 30, 2022. As of June 30, 2022, the reference rates for Credit Fund II's variable rate loans were the 30-day LIBOR at 1.80%, the 90-day LIBOR at 2.30%, the 180-day LIBOR at 2.90%, the 30-day SOFR at 1.70%, and the 90-day SOFR at 2.10%.
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
(7)Loans include a credit spread adjustment that ranges from 0.10% to 0.25%.

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
7. BORROWINGS
The Company is party to the Credit Facility as described below. In accordance with the Investment Company Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 150% after such borrowing. For the purposes of the asset coverage ratio under the Investment Company Act, the Preferred Stock, as defined in Note 1, is considered a senior security and is included in the denominator of the calculation. As of June 30, 2022 and December 31, 2021, asset coverage was 177.39% and 181.94%, respectively.
Below is a summary of the borrowings and repayments under the Credit Facility for the three month and six month periods ended June 30, 2022 and 2021, and the outstanding balances under the Facilities for the respective periods.

	For the three month periods ended		For the six month periods ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Outstanding Borrowing, beginning of period	$359,679	$309,397	$407,655	$347,949
Borrowings	144,000	139,193	202,500	179,479
Repayments	(55,500)	(83,500)	(159,746)	(162,500)
Foreign currency translation	(4,784)	(30)	(7,014)	132
Outstanding Borrowing, end of period	$443,395	$365,060	$443,395	$365,060
Credit Facility
The Company closed on the Credit Facility on March 21, 2014, which was subsequently amended on January 8, 2015, May 25, 2016, March 22, 2017, September 25, 2018, June 14, 2019, November 8, 2019, October 28, 2020, October 11, 2021 and May 25, 2022. The maximum principal amount of the Credit Facility is $688,000, subject to availability under the Credit Facility, which is based on certain advance rates multiplied by the value of the Company’s portfolio investments (subject to certain concentration limitations) net of certain other indebtedness that the Company may incur in accordance with the terms of the Credit Facility. Proceeds of the Credit Facility may be used for general corporate purposes, including the funding of portfolio investments. Maximum capacity under the Credit Facility may be increased to $900,000 through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Credit Facility includes a $50,000 limit for swingline loans and a $20,000 limit for letters of credit.

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Credit Facility, including amounts drawn in respect of letters of credit, bear interest at either (i) a term benchmark rate of the Adjusted Term SOFR Rate, the Adjusted Euribor Rate, or the applicable Local Rate, as the case may be, or (ii) an Alternate Base Rate (which is the highest of (a) the Prime Rate, (b) the NYFRB Rate plus 0.50%, or (c) the Adjusted Term SOFR Rate for one month plus 1.00%) plus an applicable margin, each capitalized term as defined in the Credit Facility. The applicable margin for a term benchmark rate loan will be up to 1.875% and for an Alternate Base Rate loan will be up to 0.875%, in each case depending on the level of the Gross Borrowing Base compared to the Combined Debt Amount. Prior to the May 25, 2022 amendment, amounts drawn under the Credit Facility bore interest at either LIBOR plus an applicable spread of 2.25%, or an alternative base rate (which was the highest of a prime rate, the federal funds effective rate plus 0.50%, or one month LIBOR plus 1.00%) plus an applicable spread of 1.25%. The Company may elect either the term benchmark rate or the Alternative Base Rate at the time of drawdown, and loans may be converted from one rate to another at any time, subject to certain conditions. The Company also pays a fee of 0.375% on undrawn amounts under the Credit Facility and, in respect of each undrawn letter of credit, a fee and interest rate equal to the then-applicable margin under the Credit Facility while the letter of credit is outstanding. The availability period under the Credit Facility will terminate on May 25, 2026 (October 28, 2024 prior to the May 25, 2022 amendment) and the Credit Facility will mature on May 25, 2027 (October 28, 2025 prior to the May 25, 2022 amendment). During the period from May 25, 2026 to May 25, 2027, the Company will be obligated to make mandatory prepayments under the Credit Facility out of the proceeds of certain asset sales, other recovery events and equity and debt issuances.
Subject to certain exceptions, the Credit Facility is secured by a first lien security interest in substantially all of the portfolio investments held by the Company. The Credit Facility includes customary covenants, including certain financial covenants related to asset coverage, shareholders’ equity and liquidity, certain limitations on the incurrence of additional indebtedness and liens, and other maintenance covenants, as well as usual and customary events of default for senior secured revolving credit facilities of this nature. As of June 30, 2022 and December 31, 2021, the Company was in compliance with all covenants and other requirements of the Credit Facility.
Summary of the Credit Facility
The Credit Facility consisted of the following as of June 30, 2022 and December 31, 2021:

	June 30, 2022
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Credit Facility	$688,000	$443,395	$244,605	$244,464
Total	$688,000	$443,395	$244,605	$244,464

	December 31, 2021
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Credit Facility	$688,000	$407,655	$280,345	$280,706
Total	$688,000	$407,655	$280,345	$280,706
(1)The unused portion is the amount upon which commitment fees are based.
(2)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.

For the three month and six month periods ended June 30, 2022 and 2021, the components of interest expense and credit facility fees were as follows:

	For the three month periods ended		For the six month periods ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Interest expense	$2,894	$2,138	$5,103	$4,171
Facility unused commitment fee	297	314	630	642
Amortization of deferred financing costs	291	191	475	382
Other fees	—	—	—	—
Total interest expense and credit facility fees	$3,482	$2,643	$6,208	$5,195
Cash paid for interest expense	$3,251	$2,379	$5,475	$4,364

Average principal debt outstanding	$383,763	$355,860	$366,205	$348,151
Weighted average interest rate	2.98%	2.38%	2.77%	2.38%

As of June 30, 2022 and December 31, 2021, the components of interest and credit facilities payable were as follows:

	As of
	June 30, 2022	December 31, 2021
Interest expense payable	$194	$264
Unused commitment fees payable	32	3
Other credit facility fees payable	—	—
Interest and credit facilities payable	$226	$267

Weighted average interest rate (based on floating benchmark rates)	3.55%	2.39%

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
The interest rate on the Senior Notes is subject to increase (up to an additional 1.00% over the stated rate of such notes) in the event that, subject to certain exceptions, the Senior Notes cease to have an investment grade rating. The Company is obligated to offer to repay the notes at par if certain change in control events occur. The Senior Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. Interest expense on the Senior Notes for the three month periods ended June 30, 2022 and 2021 was $2,209 and $2,210, respectively. Interest expense on the Senior Notes for the six month periods ended June 30, 2022 and 2021 was $4,418 and $4,419, respectively.
The note purchase agreement, as supplemented by the first supplement, for the Senior Notes contains customary terms and conditions for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a business development company within the meaning of the Investment Company Act and a regulated investment company under the Code, minimum asset coverage ratio and interest coverage ratio, and prohibitions on certain fundamental changes at the Company or any subsidiary guarantor, as well as customary events of default with customary cure and notice, including, without limitation, nonpayment, breach of covenant, material breach of representation or warranty under the note purchase agreement, cross-acceleration under other indebtedness of the Company or certain significant subsidiaries, certain judgments and orders, and certain events of bankruptcy. As of June 30, 2022, the Company was in compliance with these terms and conditions.

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
The Investment Adviser serves as collateral manager to the 2015-1 Issuer under a collateral management agreement (the “Collateral Management Agreement”). Pursuant to the Collateral Management Agreement, the 2015-1 Issuer pays management fees (comprised of base management fees, subordinated management fees and incentive management fees) to the Investment Adviser for rendering collateral management services. As per the Collateral Management Agreement, for the period the Company retains all of the 2015-1 Issuer Preferred Interests, the Investment Adviser does not earn management fees for providing such collateral management services. The Company currently retains all of the 2015-1 Issuer Preferred Interests, thus the Investment Adviser did not earn any management fees from the 2015-1 Issuer for the three and six month periods ended June 30, 2022 and 2021. Any such waived fees may not be recaptured by the Investment Adviser.
Pursuant to an undertaking by the Company in connection with the 2015-1 Debt Securitization Refinancing, the Company has agreed to hold on an ongoing basis the 2015-1 Issuer Preferred Interests with an aggregate dollar purchase price at least equal to 5% of the aggregate outstanding amount of all collateral obligations by the 2015-1 Issuer for so long as any securities of the 2015-1 Issuer remain outstanding. As of June 30, 2022, the Company was in compliance with its undertaking.
The 2015-1 Issuer pays ongoing administrative expenses to the trustee, independent accountants, legal counsel, rating agencies and independent managers in connection with developing and maintaining reports, and providing required services in connection with the administration of the 2015-1 Issuer.
As of June 30, 2022, the 2015-1R Notes were secured by 63 first lien and second lien senior secured loans with a total fair value of approximately $484,116 and cash of $24,526. The pool of loans in the securitization must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture governing the 2015-1R Notes.
For the six month periods ended June 30, 2022 and 2021, the effective annualized weighted average interest rates, which include amortization of debt issuance costs on the 2015-1R Notes, were 2.73% and 2.38%, respectively, based on floating LIBOR rates. As of June 30, 2022 and December 31, 2021 the weighted average interest rates were 3.14% and 2.37% respectively, based on floating LIBOR rates.
For the for the three and six month periods ended June 30, 2022 and 2021, the components of interest expense on the 2015-1R Notes were as follows:

	For the three month periods ended		For the six month periods ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Interest expense	$3,418	$2,646	$6,037	$5,317
Amortization of deferred financing costs	61	61	123	123
Total interest expense and credit facility fees	$3,479	$2,707	$6,160	$5,440
Cash paid for interest expense	$2,592	$2,671	$5,265	$5,391

As of June 30, 2022 and December 31, 2021, $2,972 and $2,200, respectively, of interest expense was included in interest and credit facility fees payable.

9. COMMMITMENTS AND CONTINGENCIES
A summary of significant contractual payment obligations was as follows as of June 30, 2022 and December 31, 2021:

Payment Due by Period	June 30, 2022	December 31, 2021
Less than one year	$—	$—
1-3 years	190,000	190,000
3-5 years	443,395	407,655
More than 5 years	449,200	449,200
Total	$1,082,595	$1,046,855
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of June 30, 2022 and December 31, 2021 for any such exposure.
The company has in the past, currently is and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments.
The Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par Value as of
	June 30, 2022	December 31, 2021
Unfunded delayed draw commitments	$143,704	$112,985
Unfunded revolving loan commitments	71,851	67,513
Total unfunded commitments	$215,555	$180,498

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
    The Preferred Stock is convertible, in whole or in part, at the option of the holder of the Preferred Stock into the number of shares of common stock equal to the Liquidation Preference plus any accumulated but unpaid dividends, divided by an initial conversion price of $9.50, subject to certain adjustments to prevent dilution as set forth in the Company's Articles Supplementary. The conversion price as of June 30, 2022 was $9.40. At any time after May 5, 2023, the Company, with the approval of the Board of Directors, including a majority of the Independent Directors, will have the option to redeem all of the Preferred Stock for cash consideration equal to the Liquidation Preference plus any accumulated but unpaid dividends. The holders of the Preferred Stock will have the right to convert all or a portion of their shares of Preferred Stock prior to the date fixed for such redemption. At any time after May 5, 2027, the holders of the Preferred Stock will have the option to require the Company to redeem any or all of the then-outstanding Preferred Stock upon 90 days’ notice. The form of consideration used in any such redemption is at the option of the Board of Directors, including a majority of the Independent Directors, and may be cash consideration equal to the Liquidation Preference plus any accumulated but unpaid dividends, or shares of common stock. Holders also have the right to redeem the Preferred Stock upon a Change in Control (as defined in the Article Supplementary).

The following table summarizes the Company’s dividends declared on its preferred stock during the prior year and the current fiscal year to-date. Unless otherwise noted, dividends were declared and paid, or are payable, in cash.

Date Declared	Record Date	Payment Date	Per Share Amount
March 31, 2021	March 31, 2021	March 31, 2021	0.438
June 30, 2021	June 30, 2021	June 30, 2021	0.438
September 30, 2021	September 30, 2021	September 30, 2021	0.438
December 29, 2021	December 31, 2021	December 31, 2021	0.438
March 25, 2022	March 31, 2022	March 31, 2022	0.438
June 27, 2022	June 30, 2022	June 30, 2022	0.438
Total			$2.628
Company Stock Repurchase Program
On August 1, 2022, the Company's Board of Directors approved the continuation of the Company's stock repurchase program (the “Company Stock Repurchase Program”) until November 5, 2023, or until the approved dollar amount has been used to repurchase shares of common stock, and increased the size of the Company Stock Repurchase Program by $50 million to an aggregate amount of $200 million. This program may be suspended, extended, modified or discontinued by the Company at any time, subject to applicable law. The Company's Stock Repurchase Program was originally approved by the Company's Board of Directors on November 5, 2018 and announced on November 6, 2018. Since the inception of the Company Stock Repurchase Program through June 30, 2022, the Company has repurchased 10,420,448 shares of the Company's common stock at an average cost of $13.36 per share, or $139,263 in the aggregate, resulting in accretion to net assets per share of $0.57.
Changes in Net Assets
For the three and six month periods ended June 30, 2022, the Company repurchased and extinguished 498,947 and 994,243 shares, respectively, for $6,968 and $13,976, respectively. The following tables summarize capital activity for the three and six month periods ended June 30, 2022:

	Preferred Stock		Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount	Shares	Amount
Balance, April 1, 2022	2,000,000	$50,000	52,647,158	$527	$1,045,424	$(1,633)	$23,142	$(117,826)	$(49,094)	$950,540
Repurchase of common stock	—	—	(498,947)	(6)	(6,962)	—	—	—	—	(6,968)
Net investment income (loss)	—	—	—	—	—	—	21,870	—	—	21,870
Net realized gain (loss)	—	—	—	—	—	—	—	15	—	15
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	—	—	—	(17,220)	(17,220)
Dividends declared on common stock and preferred stock	—	—	—	—	—	—	(21,744)	—	—	(21,744)
Balance, June 30, 2022	2,000,000	$50,000	52,148,211	$521	$1,038,462	$(1,633)	$23,268	$(117,811)	$(66,314)	$926,493

	Preferred Stock		Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount	Shares	Amount
Balance, January 1, 2022	2,000,000	$50,000	53,142,454	$532	$1,052,427	$(1,633)	$19,562	$(123,297)	$(48,787)	$948,804
Repurchase of common stock	—	—	(994,243)	(11)	(13,965)	—	—	—	—	(13,976)
Net investment income (loss)	—	—	—	—	—	—	47,389	—	—	47,389
Net realized gain (loss)	—	—	—	—	—	—	—	5,486	—	5,486
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	—	—	—	(17,527)	(17,527)
Dividends declared on common stock and preferred stock	—	—	—	—	—	—	(43,683)	—	—	(43,683)
Balance, June 30, 2022	2,000,000	$50,000	52,148,211	$521	$1,038,462	$(1,633)	$23,268	$(117,811)	$(66,314)	$926,493
For the three and six month periods ended June 30, 2021, the Company repurchased and extinguished 598,947 and 1,109,994 shares, respectively, for $8,157 and $13,727, respectively. The following tables summarize capital activity for the three and six month periods ended June 30, 2021:

	Preferred Stock		Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount	Shares	Amount
Balance, April 1, 2021	2,000,000	$50,000	54,809,262	$548	$1,075,871	$(1,633)	$14,070	$(138,542)	$(89,794)	$910,520
Repurchase of common stock	—	—	(598,947)	(6)	(8,151)	—	—	—	—	(8,157)
Net investment income (loss)	—	—	—	—	—	—	21,637	—	—	21,637
Net realized gain (loss)	—	—	—	—	—	—	—	1,889	—	1,889
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	—	—	—	19,342	19,342
Dividends declared	—	—	—	—	—	—	(20,400)	—	—	(20,400)
Balance, June 30, 2021	2,000,000	$50,000	54,210,315	$542	$1,067,720	$(1,633)	$15,307	$(136,653)	$(70,452)	$924,831

	Preferred Stock		Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount	Shares	Amount
Balance, January 1, 2021	2,000,000	$50,000	55,320,309	$553	$1,081,436	$(1,633)	$14,568	$(140,133)	$(103,428)	$901,363
Repurchase of common stock	—	—	(1,109,994)	(11)	(13,716)	—	—	—	—	(13,727)
Net investment income (loss)	—	—	—	—	—	—	42,316	—	—	42,316
Net realized gain (loss) on investments	—	—	—	—	—	—	—	3,480	—	3,480
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	—	—	—	32,976	32,976
Dividends declared	—	—	—	—	—	—	(41,577)	—	—	(41,577)
Balance, June 30, 2021	2,000,000	$50,000	54,210,315	$542	$1,067,720	$(1,633)	$15,307	$(136,653)	$(70,452)	$924,831
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

	For the three month period ended June 30, 2022		For the six month period ended June 30, 2022
	Basic	Diluted	Basic	Diluted
Net increase (decrease) in net assets resulting from operations attributable to Common Stockholders	$3,790	$3,790	$33,598	$35,348
Weighted-average common shares outstanding	52,421,296	52,421,296	52,655,375	57,974,987
Basic and diluted earnings per share	$0.07	$0.07	$0.64	$0.61

	For the three month period ended June 30, 2021		For the six month period ended June 30, 2021
	Basic	Diluted	Basic	Diluted
Net increase (decrease) in net assets resulting from operations attributable to Common Stockholders	$41,993	$42,868	$77,022	$78,772
Weighted-average common shares outstanding	54,537,840	59,805,142	54,787,041	60,054,343
Basic and diluted earnings per share	$0.77	$0.72	$1.41	$1.31

Common Stock Dividends
The following table summarizes the Company’s dividends declared on its common stock during the two most recent fiscal years and the current fiscal year to-date:

Date Declared	Record Date	Payment Date	Per Common Share Amount
February 24, 2020	March 31, 2020	April 17, 2020	$0.37
May 4, 2020	June 30, 2020	July 17, 2020	$0.37
August 3, 2020	September 30, 2020	October 16, 2020	$0.32	(2)
August 3, 2020	September 30, 2020	October 16, 2020	$0.05	(1)
November 2, 2020	December 31, 2020	January 15, 2021	$0.32
November 2, 2020	December 31, 2020	January 15, 2021	$0.04	(1)
February 22, 2021	March 31, 2021	April 16, 2021	$0.32
February 22, 2021	March 31, 2021	April 16, 2021	$0.05	(1)
May 3, 2021	June 30, 2021	July 15, 2021	$0.32
May 3, 2021	June 30, 2021	July 15, 2021	$0.04	(1)
August 2, 2021	September 30, 2021	October 15, 2021	$0.32
August 2, 2021	September 30, 2021	October 15, 2021	$0.06	(1)
November 1, 2021	December 31, 2021	January 14, 2022	$0.32
November 1, 2021	December 31, 2021	January 14, 2022	$0.07	(1)
February 18, 2022	March 31, 2022	April 15, 2022	$0.32
February 18, 2022	March 31, 2022	April 15, 2022	$0.08	(1)
May 2, 2022	June 30, 2022	July 15, 2022	$0.32
May 2, 2022	June 30, 2022	July 15, 2022	$0.08	(1)
(1)Represents a special/supplemental dividend.
(2)The Company updated its dividend policy such that the base dividend was $0.32 per share of common stock, effective with the third quarter 2020 dividend through the second quarter 2022 dividend. The Company further updated its dividend policy such that the base dividend will be $0.34 per share of common stock, effective with the third quarter 2022 dividend.

11. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of consolidated financial highlights for the six month periods ended June 30, 2022 and 2021:

	For the six month periods ended
	June 30, 2022	June 30, 2021
Per Common Share Data:
Net asset value per common share, beginning of period	$16.91	$15.39
Net investment income (loss) (1)	0.87	0.74
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	(0.23)	0.67
Net increase (decrease) in net assets resulting from operations	0.64	1.41
Dividends declared (2)	(0.80)	(0.73)
Other	—	0.02
Accretion due to share repurchases	0.06	0.05
Net asset value per common share, end of period	$16.81	$16.14
Market price per common share, end of period	$12.70	$13.21

Number of common shares outstanding, end of period	52,148,211	54,210,315
Total return based on net asset value (3)	4.14%	9.62%
Total return based on market price (4)	(1.68)%	35.87%
Net assets attributable to Common Stockholders, end of period	$876,493	$874,831
Ratio to average net assets attributable to Common Stockholders(5):
Expenses before incentive fees	3.92%	3.77%
Expenses after incentive fees	5.01%	4.78%
Net investment income (loss)	5.31%	4.91%
Interest expense and credit facility fees	1.88%	1.75%
Ratios/Supplemental Data:
Asset coverage, end of period	177.39%	182.98%
Portfolio turnover	16.20%	19.29%
Weighted-average shares outstanding	52,655,375	54,787,041
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

12. LITIGATION
The Company may become party to certain lawsuits in the ordinary course of business. The Company does not believe that the outcome of current matters, if any, will materially impact the Company or its consolidated financial statements. As of June 30, 2022 and December 31, 2021, the Company was not subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company.

In addition, portfolio investments of the Company could be the subject of litigation or regulatory investigations in the ordinary course of business. The Company does not believe that the outcome of any current contingent liabilities of its portfolio investments, if any, will materially affect the Company or these consolidated financial statements.

13. TAX
The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of June 30, 2022 and December 31, 2021.
In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. As of June 30, 2022 and December 31, 2021, the Company had filed tax returns and therefore is subject to examination.
The Company’s taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate. The estimated tax character of dividends declared on preferred stock and common stock for six month periods ended June 30, 2022 and 2021 was as follows:

	For the six month periods ended
	June 30, 2022	June 30, 2021
Ordinary income	$43,683	$41,577
Tax return of capital	$—	$—
14. SUBSEQUENT EVENTS
Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed below and elsewhere in the consolidated financial statements.
On August 1, 2022, the Company's Board of Directors approved the continuation of the Company Stock Repurchase Program until November 5, 2023, or until the approved dollar amount has been used to repurchase shares of common stock, and increased the size of the Company Stock Repurchase Program by $50 million to an aggregate amount of $200 million. The Company Stock Repurchase Program may be suspended, extended, modified or discontinued by the Company at any time, subject to applicable law. The Company's Stock Repurchase Program was originally approved by the Company's Board of Directors on November 5, 2018 and announced on November 6, 2018.
On August 8, 2022, the Board of Directors declared a base quarterly common dividend of $0.34 plus a supplemental common dividend of $0.06, which are payable on October 14, 2022 to common stockholders of record on September 30, 2022.

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
We are externally managed by our Investment Adviser, an investment adviser registered under the Investment Advisers Act of 1940, as amended. Our Administrator provides the administrative services necessary for us to operate. Both our Investment Adviser and our Administrator are wholly owned subsidiaries of Carlyle Investment Management L.L.C., a subsidiary of Carlyle. As of June 30, 2022, our Investment Adviser’s investment team included a team of more than 180 investment professionals across the Carlyle Global Credit segment. Subject to certain delegated authorities, our Investment Adviser’s investment committee is responsible for reviewing and approving our investment opportunities. The members of the investment committee have experience investing through different credit cycles. Our Investment Adviser’s investment committee comprises several of the most senior credit professionals within the Carlyle Global Credit segment, with backgrounds and expertise across asset classes and over 26 years of average industry experience and 10 years of average tenure. The Investment Committee has delegated approval of certain amendments, follow-on investments with existing borrowers, investments below certain size thresholds (existing or new platforms), and other matters as determined by the Investment Committee to a screening committee. In addition, our Investment Adviser and its investment team are supported by a team of finance, operations and administrative professionals currently employed by Carlyle Employee Co., a wholly owned subsidiary of Carlyle.
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
Revenue
We generate revenue primarily in the form of interest income on debt investments we hold. In addition, we generate income from dividends on direct equity investments, capital gains on the sales of loans and debt and equity securities and various loan origination and other fees. Our debt investments generally have a stated term of five to eight years and generally bear interest at a floating rate usually determined on the basis of a benchmark such as LIBOR or SOFR. Interest on these debt investments is generally paid quarterly. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity also reflects the proceeds of sales of securities. We may also generate revenue in the form of commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance and consulting fees.
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

PORTFOLIO AND INVESTMENT ACTIVITY
Below is a summary of certain characteristics of our investment portfolio as of June 30, 2022 and December 31, 2021.

	As of
	June 30, 2022	December 31, 2021
Fair value of investments	$1,889,276	$1,913,052
Count of investments	161	154
Count of portfolio companies / investment funds	125	117
Count of industries	28	27
Percentage of total investment fair value:
First lien debt	66.5%	64.4%
Second lien debt	15.4%	17.9%
Total secured debt	81.9%	82.3%
Investment Funds	13.9%	13.7%
Equity investments	4.2%	4.0%

Percentage of debt investment fair value:
Floating rate (1)	98.5%	98.4%
Fixed interest rate	1.5%	1.6%
(1) Primarily subject to interest rate floors.
Our investment activity for the three month periods ended June 30, 2022 and 2021 is presented below (information presented herein is at amortized cost unless otherwise indicated):

	For the three month periods ended
	June 30, 2022	June 30, 2021
Investments:
Total investments, beginning of period	$1,920,253	$1,924,992
New investments purchased	196,031	212,977
Net accretion of discount on investments	2,761	2,003
Net realized gain (loss) on investments	54	1,945
Investments sold or repaid	(160,798)	(205,589)
Total Investments, end of period	$1,958,301	$1,936,328
Principal amount of investments funded:
First Lien Debt	$198,625	$183,647
Second Lien Debt	430	12,378
Equity Investments	51	19,401
Total	$199,106	$215,426
Principal amount of investments sold or repaid:
First Lien Debt	$(156,301)	$(172,259)
Second Lien Debt	(5,000)	(5,865)
Equity Investments	(51)	(1,500)
Investment Funds	—	(23,000)
Total	$(161,352)	$(202,624)
Number of new funded investments	11	10
Average amount of new funded investments	$11,497	$12,819
Percentage of new funded debt investments at floating interest rates	100%	100%
Percentage of new funded debt investments at fixed interest rates	—%	—%

As of June 30, 2022 and December 31, 2021, investments consisted of the following:

	June 30, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt	$1,310,818	$1,257,282	$1,271,794	$1,232,084
Second Lien Debt	301,666	290,683	341,538	341,776
Equity Investments	74,720	78,633	73,125	77,093
Investment Funds	271,097	262,678	271,096	262,099
Total	$1,958,301	$1,889,276	$1,957,553	$1,913,052

The weighted average yields (1) for our first and second lien debt, based on the amortized cost and fair value as of June 30, 2022 and December 31, 2021, were as follows:

	June 30, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt	8.00%	8.33%	7.31%	7.55%
Second Lien Debt	9.98%	10.35%	9.04%	9.04%
First and Second Lien Debt Total	8.37%	8.71%	7.68%	7.87%

(1)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of June 30, 2022 and December 31, 2021. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount “OID”) and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.
Total weighted average yields (which includes the effect of accretion of discount and amortization of premiums) of our first and second lien debt investments as measured on an amortized cost basis increased from 7.68% to 8.37% from December 31, 2021 to June 30, 2022.
The following table summarizes the fair value of our performing and non-accrual/non-performing investments as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
	Fair Value	Percentage	Fair Value	Percentage
Performing	$1,813,457	96.0%	$1,836,501	96.0%
Non-accrual (1)	75,819	4.0	76,551	4.0
Total	$1,889,276	100.0%	$1,913,052	100.0%

(1)For information regarding our non-accrual policy, see Note 2 to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
See the Consolidated Schedules of Investments as of June 30, 2022 and December 31, 2021 in our consolidated financial statements in Part I, Item 1 of this Form 10-Q for more information on these investments, including a list of companies and type and amount of investments.

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

Our Investment Adviser monitors and, when appropriate, changes the risk ratings assigned to each debt investment in our portfolio. Our Investment Adviser reviews our investment ratings in connection with our quarterly valuation process. The below table summarizes the Internal Risk Ratings assigned as of June 30, 2022 and December 31, 2021.

	June 30, 2022		December 31, 2021
	Fair Value	% of Fair Value	Fair Value	% of Fair Value
(dollar amounts in millions)
Internal Risk Rating 1	$60.1	3.9%	$3.8	0.2%
Internal Risk Rating 2	1,124.5	72.7	1,205.5	76.6
Internal Risk Rating 3	288.5	18.6	299.5	19.0
Internal Risk Rating 4	30.0	1.9	27.6	1.8
Internal Risk Rating 5	45.0	2.9	37.5	2.4
Total	$1,548.0	100.0%	$1,573.9	100.0%

As of June 30, 2022 and December 31, 2021, the weighted average Internal Risk Rating of our debt investment portfolio was 2.3 and 2.3, respectively. As of June 30, 2022, two of our debt investments, with an aggregate fair value of $75.0 million were assigned an Internal Risk Rating of 4-5.  As of December 31, 2021, two of our debt investments, with an aggregate fair value of $65.1 million were assigned an Internal Risk Rating of 4-5. As of June 30, 2022 and December 31, 2021, three and five of our debt investments were on non-accrual status, respectively. Our debt investments non-accrual status had a fair value of $75.8 million and $76.6 million, respectively, which represented approximately 4.0% and 4.0%, respectively, of our total investments at fair value as of June 30, 2022 and December 31, 2021. The remaining first and second lien debt investments were performing and current on their interest payments as of June 30, 2022 and December 31, 2021.

CONSOLIDATED RESULTS OF OPERATIONS
For the three month and six month periods ended June 30, 2022 and 2021
The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and losses and net change in unrealized appreciation and depreciation. As a result, quarterly comparisons may not be meaningful.
Investment Income
Investment income for the three month and six month periods ended June 30, 2022 and 2021 was as follows:

	For the three month periods ended		For the six month periods ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Investment income
First Lien Debt	$28,040	$27,598	$59,873	$53,182
Second Lien Debt	7,205	6,829	15,070	13,529
Equity Investments	1,799	741	2,086	1,777
Investment Funds	7,524	7,488	15,048	15,016
Total investment income	$44,568	$42,656	$92,077	$83,504
The increase in investment income for the three month period ended June 30, 2022 from the comparable period in 2021 was primarily driven by higher core interest income from a higher average investment balance and higher weighted average interest rates. As of June 30, 2022, the size of our portfolio increased to $1,958,301 from $1,936,328 as of June 30, 2021, at amortized cost. As of June 30, 2022, the weighted average yield of our first and second lien debt investments increased to 8.37% from 7.73% as of June 30, 2021 on amortized cost, primarily due to the increase in benchmark interest rates.
Interest income on our first and second lien debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of June 30, 2022 and 2021, three and five first lien debt investments, respectively, were on non-accrual status. Non-accrual investments had a fair value of $75,819 and $61,691 respectively, which represented approximately 4.0% and 3.3% of total investments at fair value, respectively, as of June 30, 2022 and 2021. The remaining first and second lien debt investments were performing and current on their interest payments as of June 30, 2022 and 2021.
For the three month periods ended June 30, 2022 and 2021, the Company earned $1,634 and $2,407, respectively, in other income. For the six month periods ended June 30, 2022 and 2021, the Company earned $3,870 and $3,877, respectively, in other income. The decrease in other income for the three and six month period ended June 30, 2022 from the comparable period in 2021 was primarily driven by lower underwriting fees, partially offset by higher prepayment fees.
For the three month periods ended June 30, 2022 and 2021, the Company earned $7,524 and $7,488, respectively, in dividend and interest income from the investment funds. For the six month periods ended June 30, 2022 and 2021, the Company earned $15,048 and $15,016, respectively, in dividend and interest income from the investment funds.
Net investment income (loss) for the three month and six month periods ended June 30, 2022 and 2021 was as follows:

	For the three month periods ended		For the six month periods ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Total investment income	$44,568	$42,656	$92,077	$83,504
Net expenses (including excise tax expense)	(22,698)	(21,019)	(44,688)	(41,188)
Net investment income (loss)	$21,870	$21,637	$47,389	$42,316

Expenses

	For the three month periods ended		For the six month periods ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Base management fees	$7,113	$6,991	$14,163	$13,791
Incentive fees	4,458	4,420	9,686	8,677
Professional fees	752	917	1,535	1,608
Administrative service fees	461	375	867	657
Interest expense	8,582	7,055	15,681	14,030
Credit facility fees	588	505	1,105	1,024
Directors’ fees and expenses	186	150	346	266
Other general and administrative	382	467	776	872
Excise tax expense	176	139	529	263
Expenses	$22,698	$21,019	$44,688	$41,188

Interest expense and credit facility fees for the three month and six month periods ended June 30, 2022 and 2021 comprised the following:

	For the three month periods ended		For the six month periods ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Interest expense	$8,582	$7,055	$15,681	$14,030
Facility unused commitment fee	297	314	630	642
Amortization of deferred financing costs	291	191	475	382
Other fees	—	—	—	—
Total interest expense and credit facility fees	$9,170	$7,560	$16,786	$15,054
Cash paid for interest expense	$8,052	$7,259	$15,442	$14,174

Average principal debt outstanding	$1,022,963	$995,060	$1,005,405	$987,351
Weighted average interest rate	3.32%	2.80%	3.08%	2.80%
The increase in interest expense and credit facility fees for the three month and six month period ended June 30, 2022 compared to the comparable period in 2021 was primarily driven by higher weighted average interest rates and higher average principal balances outstanding.
Below is a summary of the base management fees and incentive fees incurred during the three month and six month periods ended June 30, 2022 and 2021.

	For the three month periods ended		For the six month periods ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Base management fees	$7,113	$6,991	$14,163	$13,791
Incentive fees on pre-incentive fee net investment income	4,458	4,420	9,686	8,677
Realized capital gains incentive fees	—	—	—	—
Accrued capital gains incentive fees	—	—	—	—
Total capital gains incentive fees	—	—	—	—
Total incentive fees	4,458	4,420	9,686	8,677
Total base management fees and incentive fees	$11,571	$11,411	$23,849	$22,468
The increase in base management fees and incentive fees related to pre-incentive fee net investment income for the three and six month period ended June 30, 2022 from the comparable period in 2021 was driven by higher gross assets and higher pre-incentive fee net investment income.

For the three month and six month periods ended June 30, 2022 and 2021, there were no accrued capital gains incentive fees based upon the cumulative net realized and unrealized appreciation (depreciation) as of June 30, 2022 and 2021. The accrual for any capital gains incentive fee under accounting principles generally accepted in the United States (“U.S. GAAP”) in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. See Note 4 to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q for more information on the incentive and base management fees.
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
Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) on Investments
During the three month and six month periods ended June 30, 2022, we had realized gains on 4 and 11 investments, respectively, totaling approximately $1,515 and $7,354, respectively, which were partially offset by realized losses on 7 and 7 investments, respectively, totaling approximately $1,461 and $1,461, respectively. During the three month and six month periods ended June 30, 2021, we had realized gains on 8 and 16 investments, respectively, totaling approximately $1,965 and $3,638, respectively, which were partially offset by realized losses on 2 and 2 investments, respectively, totaling approximately $20 and $20, respectively. During the three month and six month periods ended June 30, 2022, we had unrealized appreciation on 28 and 37 investments, respectively, totaling approximately $13,158 and $25,628, respectively, which was offset by unrealized depreciation on 124 and 135 investments, respectively, totaling approximately $35,110 and $50,152, respectively. During the three month and six month periods ended June 30, 2021, we had unrealized appreciation on 90 and 105 investments, respectively, totaling approximately $24,334 and $44,000, respectively, which was offset by unrealized depreciation on 66 and 60 investments, respectively, totaling approximately $5,046 and $10,853, respectively.
Net realized gain (loss) and net change in unrealized appreciation (depreciation) by the type of investments for the three month and six month periods ended June 30, 2022 and 2021 were as follows:

	For the three month periods ended		For the six month periods ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net realized gain (loss) on investments	$54	$1,945	$5,893	$3,618
Net change in unrealized appreciation (depreciation) on investments	(21,952)	19,288	(24,524)	33,147
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	$(21,898)	$21,233	$(18,631)	$36,765
Net realized gain (loss) and net change in unrealized appreciation (depreciation) by the type of investments for the three month and six month periods ended June 30, 2022 and 2021 were as follows:

	For the three month periods ended				For the six month periods ended
	June 30, 2022		June 30, 2021		June 30, 2022		June 30, 2021
Type	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)
First Lien Debt	$(504)	$(7,336)	$636	$8,556	$2,951	$(13,827)	$1,628	$19,106
Second Lien Debt	(956)	(9,163)	(16)	7,224	(956)	(11,221)	(16)	11,937
Equity Investments	1,514	(1,969)	1,325	1,406	3,898	(55)	2,006	2,660
Investment Funds	—	(3,487)	—	1,648	—	579	—	(1,548)
Total	$54	$(21,955)	$1,945	$18,834	$5,893	$(24,524)	$3,618	$32,155
We recorded net change in unrealized depreciation in our investments for the three and six month period ended June 30, 2022 compared to net change in unrealized appreciation in our investments for the comparable period in 2021 reflecting the negative impact of widening market yields partially offset by an increase in the value of borrowers on non accrual status. Net change in unrealized appreciation (depreciation) is also driven by changes in other inputs utilized under our valuation methodology, including, but not limited to, enterprise value multiples, borrower leverage multiples and borrower ratings, and the impact of exits.
MIDDLE MARKET CREDIT FUND, LLC
Overview
On February 29, 2016, the Company and Credit Partners USA LLC (“Credit Partners”) entered into an amended and restated limited liability agreement, which was subsequently amended and restated on June 24, 2016, February 22, 2021 and May 16, 2022 (as amended, the “Limited Liability Company Agreement”) to co-manage Credit Fund, a Delaware limited liability company that is not consolidated in the Company’s consolidated financial statements. Credit Fund primarily invests in first lien loans of middle market companies. Credit Fund is managed by a six-member board of managers, on which the Company and Credit Partners each have equal representation. Establishing a quorum for Credit Fund’s board of managers requires at least four members to be present at a meeting, including at least two of the Company’s representatives and two of Credit Partners’ representatives. The Company and Credit Partners each have 50% economic ownership of Credit Fund and have commitments to fund, from time to time, capital of up to $250,000 each. Funding of such commitments generally requires the approval of the board of Credit Fund, including the board members appointed by the Company. By virtue of its membership interest, the Company and Credit Partners each indirectly bear an allocable share of all expenses and other obligations of Credit Fund.
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

Selected Financial Data
Since inception of Credit Fund and through June 30, 2022 and December 31, 2021, the Company and Credit Partners each made capital contributions of $1 and $1 in members’ equity, respectively, and $216,000 and $216,000 in subordinated loans, respectively, to Credit Fund. On May 25, 2021, the Company and Credit Partners received an aggregate return of capital on the subordinated loans of $46,000, of which the Company received $23,000. Below is certain summarized consolidated financial information for Credit Fund as of June 30, 2022 and December 31, 2021.

	June 30, 2022	December 31, 2021
	(unaudited)
Selected Consolidated Balance Sheet Information
ASSETS
Investments, at fair value (amortized cost of $951,868 and $940,092, respectively)	$911,698	$926,959
Cash, cash equivalents and restricted cash (1)	22,550	54,041
Other assets	7,147	7,698
Total assets	$941,395	$988,698
LIABILITIES AND MEMBERS’ EQUITY
Secured borrowings	$532,621	$600,651
Other liabilities	68,331	19,828
Subordinated loans and members’ equity (2)	340,443	368,219
Liabilities and members’ equity	$941,395	$988,698
(1) As of June 30, 2022 and December 31, 2021, $9,904 and $10,816, respectively, of Credit Fund's cash and cash equivalents was restricted.
(2) As of June 30, 2022 and December 31, 2021, the fair value of the Company’s ownership interest in the subordinated loans and members’ equity was $186,767 and $184,141, respectively.

	For the three month periods ended		For the six month periods ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(unaudited)		(unaudited)
Selected Consolidated Statement of Operations Information:
Total investment income	$14,807	$17,722	$29,486	$33,827
Expenses
Interest and credit facility expenses	5,079	5,321	9,125	10,736
Other expenses	600	554	1,097	1,022
Total expenses	5,679	5,875	10,222	11,758
Net investment income (loss)	9,128	11,847	19,264	22,069
Net realized gain (loss) on investments	—	(115)	—	(1,693)
Net change in unrealized appreciation (depreciation) on investments	(17,169)	695	(27,038)	14,193
Net increase (decrease) resulting from operations	$(8,041)	$12,427	$(7,774)	$34,569

Below is a summary of Credit Fund’s portfolio, followed by a listing of the loans in Credit Fund's portfolio, as of June 30, 2022 and December 31, 2021:

	As of
	June 30, 2022	December 31, 2021
Senior secured loans (1)	$954,515	$942,930
Weighted average yields of senior secured loans based on amortized cost (2)	7.10%	6.04%
Weighted average yields of senior secured loans based on fair value (2)	7.37%	6.09%
Number of portfolio companies in Credit Fund	42	45
Average amount per portfolio company (1)	$22,727	$20,954
Number of loans on non-accrual status	—	—
Fair value of loans on non-accrual status	$—	$—
Percentage of portfolio at floating interest rates (3)(4)	100.0%	100.0%
Percentage of portfolio at fixed interest rates (4)	—%	—%
Fair value of loans with PIK provisions	$2,733	$—
Percentage of portfolio with PIK provisions (4)	0.3%	—%
(1)At par/principal amount.
(2)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of June 30, 2022 and December 31, 2021. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.
(3)Floating rate debt investments are primarily subject to interest rate floors.
(4)Percentages based on fair value.

Consolidated Schedule of Investments as of June 30, 2022
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
First Lien Debt (100.0% of fair value)
ACR Group Borrower, LLC	^+	(2)(3)(6)	Aerospace & Defense	L + 4.50%	7.08%	3/31/2028	$41,443	$40,925	$41,019
Acrisure, LLC	+	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 3.50%	5.17%	2/13/2027	25,247	25,226	23,462
Acrisure, LLC	+	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 4.25%	5.92%	2/13/2027	6,667	6,621	6,250
Analogic Corporation	^+	(2)(3)(6)	Capital Equipment	L + 5.25%	6.49%	6/22/2024	19,700	19,688	19,207
Anchor Packaging, Inc.	+	(2)(3)	Containers, Packaging & Glass	L + 4.00%	5.67%	7/18/2026	24,346	24,268	23,068
API Technologies Corp.	+	(2)(3)	Aerospace & Defense	L + 4.25%	5.92%	5/9/2026	14,550	14,505	13,270
Aptean, Inc.	+	(2)(3)	Software	L + 4.25%	5.92%	4/23/2026	12,094	12,055	11,620
Avalign Technologies, Inc.	+	(2)(3)	Healthcare & Pharmaceuticals	L + 4.50%	6.07%	12/22/2025	14,369	14,290	13,686
BMS Holdings III Corp.	+	(2)(3)	Construction & Building	L + 5.50%	6.78%	9/30/2026	11,187	11,096	10,938
Chartis Holding, LLC	^+	(2)(3)(6)	Business Services	L + 5.00%	6.11%	5/1/2025	6,929	6,929	6,891
Chemical Computing Group ULC (Canada)	^+	(2)(3)(6)	Software	L + 4.50%	6.17%	8/30/2024	13,841	13,535	13,588
Chudy Group, LLC	^+	(2)(3)(6)	Healthcare & Pharmaceuticals	L + 5.75%	6.75%	6/30/2027	33,775	33,265	33,496
Diligent Corporation	^+	(2)(3)(6)	Telecommunications	L + 6.25%	9.10%	8/4/2025	10,069	9,872	9,889
Divisions Holding Corporation	+	(2)(3)	Business Services	L + 4.75%	6.42%	5/27/2028	24,813	24,597	24,329
DTI Holdco, Inc.	+	(2)(3)	High Tech Industries	SOFR + 4.75%	6.28%	4/26/2029	30,000	29,414	27,913
Eliassen Group, LLC	+	(2)(3)	Business Services	SOFR + 5.75%	7.80%	4/14/2028	19,424	19,183	18,962
EPS Nass Parent, Inc.	^+	(2)(3)(6)	Utilities: Electric	L + 5.75%	7.99%	4/19/2028	33,141	32,514	32,096
EvolveIP, LLC	^+	(2)(3)(6)(7)	Telecommunications	SOFR + 5.50%	7.11%	6/7/2025	40,366	40,319	39,963
Exactech, Inc.	+#	(2)(3)	Healthcare & Pharmaceuticals	L + 3.75%	5.32%	2/14/2025	21,194	21,121	20,527
Frontline Technologies Holdings, LLC	+	(2)(3)	Software	L + 5.25%	6.49%	9/18/2023	14,552	14,209	14,471
GSM Acquisition Corp.	^+	(2)(3)(6)(7)	Hotel, Gaming & Leisure	SOFR + 5.00%	6.54%	11/16/2026	29,608	29,331	28,562
Heartland Home Services, Inc	+	(2)(3)	Consumer Services	L + 5.75%	7.33%	12/15/2026	7,295	7,203	7,129
Heartland Home Services, Inc	+	(2)(3)(6)	Consumer Services	L + 6.00%	7.64%	12/15/2026	24,460	24,373	24,109
HMT Holding Inc.	^+	(2)(3)(6)(7)	Energy: Oil & Gas	SOFR + 6.25%	8.37%	11/17/2025	32,316	32,139	30,276
Integrity Marketing Acquisition, LLC	^+	(2)(3)(6)	Banking, Finance, Insurance & Real Estate	L + 5.50%	7.42%	8/27/2025	43,511	43,043	41,305
Jensen Hughes, Inc.	^+	(2)(3)(6)	Utilities: Electric	L + 4.50%	5.77%	3/22/2024	35,215	35,182	34,115
K2 Insurance Services, LLC	^+	(2)(3)(6)	Banking, Finance, Insurance & Real Estate	L + 5.00%	7.23%	7/1/2026	12,864	12,864	12,797
KAMC Holdings, Inc.	+#	(2)(3)	Energy: Electricity	L + 4.00%	5.57%	8/14/2026	13,615	13,573	11,514
KBP Investments, LLC	+	(2)(3)(6)	Beverage, Food & Tobacco	L + 5.00%	6.77%	5/25/2027	37,213	36,925	35,800
Odyssey Logistics & Technology Corp.	^+	(2)(3)	Transportation: Cargo	L + 4.00%	5.24%	10/12/2024	9,555	9,535	9,062
Output Services Group	^+	(2)(3)	Media: Advertising, Printing & Publishing	L + 4.50%	6.01%	3/27/2024	19,122	19,096	14,112
Premise Health Holding Corp.	+	(2)(3)	Healthcare & Pharmaceuticals	L + 3.50%	5.75%	7/10/2025	13,376	13,344	13,108
QW Holding Corporation	^+	(2)(3)(6)	Environmental Industries	L + 5.75%	6.87%	8/31/2026	21,685	21,515	21,155

Consolidated Schedule of Investments as of June 30, 2022
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
Radiology Partners, Inc.	+	(2)(3)	Healthcare & Pharmaceuticals	L + 4.25%	5.87%	7/9/2025	$27,686	$27,614	$24,836
RevSpring Inc.	+	(2)(3)	Media: Advertising, Printing & Publishing	L + 4.00%	5.67%	10/11/2025	28,999	28,869	27,645
Striper Buyer, LLC	+	(2)(3)	Containers, Packaging & Glass	L + 5.50%	7.17%	12/30/2026	14,775	14,656	14,775
Turbo Buyer, Inc.	+	(2)(3)(6)	Automotive	L + 6.00%	8.88%	12/2/2025	34,426	34,193	33,893
U.S. TelePacific Holdings Corp.	+	(2)(3)(7)	Telecommunications	SOFR + 1.00%, 7.25% PIK	9.25%	5/2/2026	6,832	6,818	2,733
USALCO, LLC	+	(2)(3)	Chemicals, Plastics & Rubber	L + 6.00%	8.25%	10/19/2027	14,920	14,651	14,240
VRC Companies, LLC	^+	(2)(3)(6)	Business Services	L + 5.50%	8.39%	6/29/2027	27,109	26,728	26,146
Welocalize, Inc.	^+	(2)(3)(6)	Business Services	L + 4.75%	6.42%	12/23/2024	33,885	33,596	33,143
WRE Holding Corp.	^+	(2)(3)(6)(7)	Environmental Industries	SOFR + 5.25%	6.44%	1/3/2025	8,641	8,631	8,484
Yellowstone Buyer Acquisition, LLC	+	(2)(3)	Consumer Goods: Durable	L + 5.75%	7.36%	9/13/2027	39,700	38,994	38,114

First Lien Debt Total								$946,505	$911,698
Equity Investments (0.0% of fair value)
DBI Holding, LLC	^		Transportation: Cargo				2,961	$—	$—
DBI Holding, LLC	^		Transportation: Cargo				13,996	5,364	—
Equity Investments Total								$5,364	$—
Total Investments								$951,869	$911,698

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
(1)Unless otherwise indicated, issuers of investments held by Credit Fund are domiciled in the United States. As of June 30, 2022, the geographical composition of investments as a percentage of fair value was 1.5% in Canada and 98.5% in the United States. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR, the Secured Overnight Financing Rate (“SOFR”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, Credit Fund has indicated the reference rate used and provided the spread and the interest rate in effect as of June 30, 2022. As of June 30, 2022, the reference rates for Credit Fund’s variable rate loans were the 30-day LIBOR at 1.80%, the 90-day LIBOR at 2.30%, the 180-day LIBOR at 2.90%, the 30-day SOFR at 1.70%, and the 90-day SOFR at 2.10%.
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

(6)As of June 30, 2022, Credit Fund and Credit Fund Sub had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

First Lien Debt – unfunded delayed draw and revolving term loans commitments	Type	Unused Fee	Par/ Principal Amount	Fair Value
ACR Group Borrower, LLC	Revolver	0.38%	$210	$(2)
Analogic Corporation	Revolver	0.50	847	(20)
Chartis Holding, LLC	Revolver	0.50	2,183	(9)
Chemical Computing Group ULC (Canada)	Revolver	0.50	873	(15)
Chudy Group, LLC	Delayed Draw	1.00	4,598	(32)
Chudy Group, LLC	Revolver	0.50	1,379	(10)
Diligent Corporation	Revolver	0.50	351	(6)
EPS Nass Parent, Inc.	Delayed Draw	1.00	1,380	(39)
EPS Nass Parent, Inc.	Revolver	0.50	2,240	(64)
EvolveIP, LLC	Revolver	0.50	2,987	(28)
GSM Acquisition Corp.	Delayed Draw	1.00	1,500	(50)
Heartland Home Services, Inc	Revolver	0.50	690	(10)
HMT Holding Inc.	Revolver	0.50	6,173	(327)
Integrity Marketing Acquisition, LLC	Delayed Draw	1.00	604	(30)
Jensen Hughes, Inc.	Revolver	0.50	1,000	(30)
K2 Insurance Services, LLC	Revolver	0.50	1,170	(6)
KBP Investments, LLC	Delayed Draw	1.00	2,598	(92)
QW Holding Corporation	Revolver	0.50	5,498	(107)
Turbo Buyer, Inc.	Revolver	0.50	933	(14)
VRC Companies, LLC	Delayed Draw	0.75	2,006	(65)
VRC Companies, LLC	Revolver	0.50	625	(20)
Welocalize, Inc.	Revolver	0.50	2,250	(42)
Welocalize, Inc.	Revolver	0.50	3,375	(63)
WRE Holding Corp.	Revolver	0.50	680	(11)
Total unfunded commitments			$46,150	$(1,092)

(7)Loans include a credit spread adjustment that ranges from 0.10% to 0.43%.

Consolidated Schedule of Investments as of December 31, 2021
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
First Lien Debt (97.5% of fair value)
ACR Group Borrower, LLC	^+	(2)(3)(6)	Aerospace & Defense	L + 4.25%	5.50%	3/31/2028	$34,477	$33,913	$34,477
Acrisure, LLC	+#	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 3.50%	3.78%	2/13/2027	25,376	25,353	25,203
Acrisure, LLC	+	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 4.25%	4.75%	2/13/2027	6,700	6,650	6,687
Analogic Corporation	^+	(2)(3)(6)	Capital Equipment	L + 5.25%	6.25%	6/22/2024	19,796	19,781	19,587
Anchor Packaging, Inc.	+#	(2)(3)	Containers, Packaging & Glass	L + 4.00%	4.10%	7/18/2026	24,472	24,385	24,215
API Technologies Corp.	+#	(2)(3)	Aerospace & Defense	L + 4.25%	4.35%	5/9/2026	14,625	14,575	14,251
Aptean, Inc.	+#	(2)(3)	Software	L + 4.25%	4.35%	4/23/2026	12,157	12,113	12,087
Avalign Technologies, Inc.	+#	(2)(3)	Healthcare & Pharmaceuticals	L + 4.50%	4.63%	12/22/2025	14,443	14,354	14,320
Avenu Holdings, LLC	+	(2)(3)	Sovereign & Public Finance	L + 5.25%	6.25%	9/28/2024	23,350	23,350	23,350
BMS Holdings III Corp.	+	(2)(3)	Construction & Building	L + 5.50%	6.50%	9/30/2026	11,244	11,143	11,071
Chartis Holding, LLC	+	(2)(3)(6)	Business Services	L + 5.50%	6.50%	5/1/2025	6,964	6,964	6,964
Chemical Computing Group ULC (Canada)	^+	(2)(3)(6)	Software	L + 4.50%	5.50%	8/30/2024	13,912	13,480	13,845
Chudy Group, LLC	^+	(2)(3)(6)	Healthcare & Pharmaceuticals	L + 5.75%	6.75%	6/30/2027	33,021	32,465	33,657
Diligent Corporation	^+	(2)(3)(6)	Telecommunications	L + 6.25%	7.25%	8/4/2025	9,049	8,816	9,228
Divisions Holding Corporation	+#	(2)(3)	Business Services	L + 4.75%	5.50%	5/27/2028	24,938	24,706	24,953
DTI Holdco, Inc.	+	(2)(3)	High Tech Industries	L + 4.75%	5.75%	9/30/2023	18,495	18,442	18,237
Eliassen Group, LLC	+	(2)(3)	Business Services	L + 4.50%	4.60%	11/5/2024	15,159	15,103	15,152
EPS Nass Parent, Inc.	^+	(2)(3)(6)	Utilities: Electric	L + 5.75%	6.75%	4/19/2028	32,846	32,169	32,507
EvolveIP, LLC	^+	(2)(3)(6)	Telecommunications	L + 5.50%	6.50%	6/7/2025	40,196	40,126	39,973
Exactech, Inc.	+#	(2)(3)	Healthcare & Pharmaceuticals	L + 3.75%	4.75%	2/14/2025	21,307	21,221	21,073
Excel Fitness Holdings, Inc.	+#	(2)(3)	Hotel, Gaming & Leisure	L + 5.25%	6.25%	10/7/2025	24,500	24,336	24,500
Frontline Technologies Holdings, LLC	+	(2)(3)	Software	L + 5.25%	6.25%	9/18/2023	14,736	14,269	14,736
GSM Acquisition Corp.	^+	(2)(3)(6)	Hotel, Gaming & Leisure	L + 5.00%	6.00%	11/16/2026	25,623	25,331	25,396
Heartland Home Services, Inc	+	(2)(3)(6)	Consumer Services	L + 6.00%	7.00%	12/15/2026	17,664	17,664	17,735
HMT Holding Inc.	^+	(2)(3)(6)	Energy: Oil & Gas	L + 5.75%	6.75%	11/17/2023	32,484	32,245	31,086
Integrity Marketing Acquisition, LLC	^+	(2)(3)(6)	Banking, Finance, Insurance & Real Estate	L + 5.50%	6.25%	8/27/2025	32,853	32,309	32,403
Jensen Hughes, Inc.	+	(2)(3)(6)	Utilities: Electric	L + 4.50%	5.50%	3/22/2024	34,392	34,347	33,395
K2 Insurance Services, LLC	+	(2)(3)(6)	Banking, Finance, Insurance & Real Estate	L + 5.00%	6.00%	7/1/2026	12,929	12,929	12,906
KAMC Holdings, Inc.	+#	(2)(3)	Energy: Electricity	L + 4.00%	4.18%	8/14/2026	13,685	13,638	11,450
KBP Investments, LLC	+	(2)(3)(6)	Beverage, Food & Tobacco	L + 5.00%	5.75%	5/25/2027	36,973	36,599	36,570
Odyssey Logistics & Technology Corp.	+#	(2)(3)	Transportation: Cargo	L + 4.00%	5.00%	10/12/2024	9,605	9,580	9,509
Output Services Group	^+	(2)(3)	Media: Advertising, Printing & Publishing	L + 4.50%	5.50%	3/27/2024	19,222	19,194	16,467
Premise Health Holding Corp.	+#	(2)(3)	Healthcare & Pharmaceuticals	L + 3.50%	3.72%	7/10/2025	13,445	13,409	13,419
Q Holding Company	+#	(2)(3)	Automotive	L + 5.00%	6.00%	12/31/2023	21,515	21,421	21,098
QW Holding Corporation	^+	(2)(3)(6)	Environmental Industries	L + 6.25%	7.25%	8/31/2024	14,116	13,887	13,645

Consolidated Schedule of Investments as of December 31, 2021
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
Radiology Partners, Inc.	+#	(2)(3)	Healthcare & Pharmaceuticals	L + 4.25%	4.36%	7/9/2025	$27,686	$27,603	$27,245
RevSpring Inc.	+#	(2)(3)	Media: Advertising, Printing & Publishing	L + 4.25%	4.47%	10/11/2025	29,149	29,001	29,067
Striper Buyer, LLC	+	(2)(3)	Containers, Packaging & Glass	L + 5.50%	6.25%	12/30/2026	14,850	14,720	14,850
Turbo Buyer, Inc.	+	(2)(3)(6)	Automotive	L + 6.00%	7.00%	12/2/2025	13,960	13,960	13,661
U.S. TelePacific Holdings Corp.	+	(2)(3)	Telecommunications	L + 5.50%	6.50%	5/2/2023	6,660	6,643	4,995
USALCO, LLC	+	(2)(3)	Chemicals, Plastics & Rubber	L + 6.00%	7.00%	10/19/2027	14,995	14,704	14,704
VRC Companies, LLC	^+	(2)(3)(6)	Business Services	L + 5.50%	6.25%	6/29/2027	26,520	26,103	26,162
Welocalize, Inc.	+	(2)(3)(6)	Business Services	L + 4.75%	5.75%	12/23/2024	34,201	33,868	33,444
WRE Holding Corp.	^+	(2)(3)(6)	Environmental Industries	SOFR + 5.50%	6.50%	1/3/2025	8,740	8,724	8,584
Yellowstone Buyer Acquisition, LLC	+	(2)(3)	Consumer Goods: Durable	L + 5.75%	6.75%	9/13/2027	39,900	39,135	39,095
First Lien Debt Total								$934,728	$926,959
Equity Investments (0.2%of fair value)
DBI Holding, LLC	^		Transportation: Cargo				$2,961	$—	$—
DBI Holding, LLC	^		Transportation: Cargo				13,996	5,364	—
Equity Investments Total								$5,364	$—
Total Investments								$940,092	$926,959
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

Debt
The Credit Fund, Credit Fund Sub and Credit Fund Warehouse II are party to separate credit facilities as described below. As of June 30, 2022 and December 31, 2021, Credit Fund, Credit Fund Sub and Credit Fund Warehouse II were in compliance with all covenants and other requirements of their respective credit facility agreements. Below is a summary of the borrowings and repayments under the credit facilities for the three month and six month periods ended 2022 and 2021, and the outstanding balances under the credit facilities for the respective periods.

	Credit Fund Facility		Credit Fund Sub Facility		Credit Fund Warehouse II Facility
	2022	2021	2022	2021	2022	2021
Three Month Periods Ended June 30,
Outstanding Borrowing, beginning of period	$—	$—	$477,621	$363,121	$76,708	$83,180
Borrowings	—	—	87,000	162,500	—	8,000
Repayments	—	—	(32,000)	(10,500)	(76,708)	(9,017)
Outstanding Borrowing, end of period	$—	$—	$532,621	$515,121	$—	$82,163

Six Month Periods Ended June 30,
Outstanding Borrowing, beginning of period	$—	$—	$514,621	$420,859	$86,030	$93,402
Borrowings	—	—	87,000	225,500	—	8,000
Repayments	—	—	(69,000)	(131,238)	(86,030)	(19,239)
Outstanding Borrowing, end of period	$—	$—	$532,621	$515,121	$—	$82,163
Credit Fund Facility. On June 24, 2016, Credit Fund entered into the Credit Fund Facility with the Company, which was subsequently amended on June 5, 2017, October 2, 2017, November 3, 2017, June 22, 2018, June 29, 2018, February 21, 2019, March 20, 2020, February 22, 2021 and May 19, 2022, pursuant to which Credit Fund may from time to time request mezzanine loans from the Company. The maximum principal amount of the Credit Fund Facility is $175,000. The maturity date of the Credit Fund Facility is May 21, 2023. Amounts borrowed under the Credit Fund Facility bear interest at a rate of LIBOR plus 9.00%.
Credit Fund Sub Facility. On June 24, 2016, Credit Fund Sub closed on the Credit Fund Sub Facility with lenders, which was subsequently amended on May 31, 2017, October 27, 2017, August 24, 2018, December 12, 2019, March 11, 2020, May 3, 2021 and May 3, 2022. The Credit Fund Sub Facility provides for secured borrowings during the applicable revolving period up to an amount equal to $640,000. The facility is secured by a first lien security interest in substantially all of the portfolio investments held by Credit Fund Sub. The maturity date of the Credit Fund Sub Facility is May 22, 2025. Amounts borrowed under the Credit Fund Sub Facility bear interest at a rate of SOFR plus 2.35%.
Credit Fund Warehouse II Facility. On August 16, 2019, Credit Fund Warehouse II closed on a revolving credit facility (the “Credit Fund Warehouse II Facility”) with lenders. The Credit Fund Warehouse II Facility provides for secured borrowings during the applicable revolving period up to an amount equal to $150,000. The Credit Fund Warehouse II Facility is secured by a first lien security interest in substantially all of the portfolio investments held by Credit Fund Warehouse II Facility. The maturity date of the Credit Fund Warehouse II Facility is August 16, 2022. On July 28, 2022 Credit Fund Warehouse II repaid all outstanding amounts. Amounts borrowed under the Credit Fund Warehouse II Facility bear interest at a rate of LIBOR plus 1.50%. Amounts borrowed under the Credit Fund Warehouse II Facility during the first 12 months bore interest at a rate of LIBOR plus 1.05%, and amounts borrowed in the second 12 months bore interest at LIBOR plus 1.15%.
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
Credit Fund II Senior Notes
On November 3, 2020 and as amended on December 29, 2021, Credit Fund II Sub closed on the Credit Fund II Senior Notes (the “Credit Fund II Senior Notes”) with lenders. The Credit Fund II Senior Notes provides for secured borrowings totaling $157,500 with two tranches, A-1 and A-2 outstanding. The facility is secured by a first lien security interest in substantially all of the portfolio investments held by Credit Fund II Sub. The maturity date of the Credit Fund II Senior Notes Sub Facility is November 3, 2030. Amounts issued for the Class A-1 notes totaled $147,500 and bear interest at a rate of Term SOFR plus 2.85% (LIBOR plus 2.70% prior to the June 30, 2022 amendment), and amounts issued for the Class A-2 notes totaled $10,000 and bear interest at LIBOR plus 3.20% Term SOFR plus 3.35% (LIBOR plus 3.20% prior to the June 30, 2022 amendment). The A-1 Notes were rated AAA, and the A-2 Notes were rated AA by DBRS Morningstar. The terms of the Credit Fund II Senior Notes provide that as loans pay down, up to $100,000 is available from principal proceeds for reinvestment ($50,000 prior to the June 30, 2022 amendment), and then the investment principal proceeds are used to directly pay down the principal balance on the Credit Fund II Senior Notes. As of June 30, 2022 and December 31, 2021, Credit Fund II Sub was in compliance with all covenants and other requirements of its respective credit agreements.
Selected Financial Data
Since inception of Credit Fund II and through June 30, 2022, the Company and CCLF made capital contributions of $78,096 and $12,709 in members’ equity, respectively, to Credit Fund II. Below is certain summarized consolidated information for Credit Fund II as of June 30, 2022 and December 31, 2021.

	As of
	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Investments, at fair value (amortized cost of $239,286 and $238,615, respectively)	$237,360	$239,289
Cash, cash equivalents and restricted cash (1)	43,737	10,092
Other assets	3,458	5,606
Total assets	$284,555	$254,987
LIABILITIES AND MEMBERS’ EQUITY
Notes payable, net of unamortized debt issuance costs of $760 and $802, respectively	$156,740	$156,698
Other liabilities	37,629	5,557
Total members' equity (2)	90,186	92,732
Total liabilities and members’ equity	$284,555	$254,987
(1) As of June 30, 2022 and December 31, 2021, all of Credit Fund II's cash and cash equivalents was restricted.
(2) As of June 30, 2022 and December 31, 2021, the fair value of Company's ownership interest in the members' equity was $75,911 and $77,958, respectively.

	For the three month periods ended		For the six month periods ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(unaudited)		(unaudited)
Selected Consolidated Statement of Operations Information:
Total investment income	$4,594	$4,804	9,080	$9,367
Expenses
Interest and credit facility expenses	1,461	1,197	2,680	2,398
Other expenses	160	190	346	381
Total expenses	1,621	1,387	3,026	2,779
Net investment income (loss)	2,973	3,417	6,054	6,588
Net realized gain (loss) on investments	—	—	—	—
Net change in unrealized appreciation (depreciation) on investments	(1,171)	218	(2,600)	712
Net increase (decrease) resulting from operations	$1,802	$3,635	3,454	$7,300

Below is a summary of Credit Fund II’s portfolio, followed by a listing of the loans in Credit Fund II’s portfolio as of June 30, 2022 and December 31, 2021:

	As of
	June 30, 2022	December 31, 2021
Senior secured loans (1)	$242,141	$240,878
Weighted average yields of senior secured loans based on amortized cost (2)	8.21%	7.26%
Weighted average yields of senior secured loans based on fair value (2)	8.27%	7.24%
Number of portfolio companies in Credit Fund II	34	36
Average amount per portfolio company (1)	$7,122	$6,691
Percentage of portfolio at floating interest rates (3) (4)	97.8%	97.7%
Percentage of portfolio at fixed interest rates (4)	2.2%	2.3%
Fair value of loans with PIK provisions	$8,914	$17,453
Percentage of portfolio with PIK provisions (4)	3.8%	7.3%
(1)At par/principal amount.
(2)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of June 30, 2022 and December 31, 2021. Weighted average yield on debt and income producing securities at fair value is computed as (a)

the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.
(3)Floating rate debt investments are generally subject to interest rate floors.
(4)Percentages based on fair value.

Consolidated Schedule of Investments as of June 30, 2022
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
First Lien Debt (89.5% of fair value)
Airnov, Inc.	^	(2)(3)	Containers, Packaging & Glass	L + 5.00%	7.07%	12/19/2025	$9,895	$9,882	$9,872
American Physician Partners, LLC	^	(2)(3)	Healthcare & Pharmaceuticals	L + 6.75%, 3.50% PIK	12.04%	8/5/2022	8,914	8,914	8,914
Appriss Health, LLC	^	(2)(3)	Healthcare & Pharmaceuticals	L + 7.25%	8.25%	5/6/2027	7,521	7,382	7,338
Apptio, Inc.	^	(2)(3)	Software	L + 6.00%	7.25%	1/10/2025	5,357	5,304	5,357
Aurora Lux FinCo S.Á.R.L. (Luxembourg)	^	(2)(3)	Software	L + 6.00%	7.63%	12/24/2026	4,333	4,258	3,990
BMS Holdings III Corp.	^	(2)(3)	Construction & Building	L + 5.50%	6.78%	9/30/2026	3,258	3,205	3,185
Captive Resources Midco, LLC	^	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 5.50%	7.17%	5/31/2027	8,193	8,120	8,194
Chartis Holding, LLC	^	(2)(3)	Business Services	L + 5.00%	6.11%	5/1/2025	9,873	9,859	9,833
Comar Holding Company, LLC	^	(2)(3)	Containers, Packaging & Glass	L + 5.75%	8.00%	6/18/2024	8,665	8,602	8,348
Cority Software Inc. (Canada)	^	(2)(3)	Software	L + 5.00%	6.00%	7/2/2026	8,667	8,559	8,600
Dwyer Instruments, Inc	^	(2)(3)	Capital Equipment	L + 5.50%	8.38%	7/21/2027	9,950	9,894	9,820
Ethos Veterinary Health LLC	^	(2)(3)	Consumer Services	L + 4.75%	6.42%	5/15/2026	8,110	8,062	8,110
EvolveIP, LLC	^	(2)(3)(7)	Telecommunications	SOFR + 5.50%	7.11%	6/7/2025	8,666	8,659	8,585
Harbour Benefit Holdings, Inc.	^	(2)(3)	Business Services	L + 5.25%	7.43%	12/13/2024	4,662	4,655	4,652
Hoosier Intermediate, LLC	^	(2)(3)	Healthcare & Pharmaceuticals	L + 5.50%	6.96%	11/15/2028	6,479	6,280	6,144
K2 Insurance Services, LLC	^	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 5.00%	7.23%	7/1/2026	8,966	8,869	8,924
Material Holdings, LLC	^	(2)(3)	Business Services	L + 5.75%	7.98%	8/19/2027	7,940	7,862	7,570
Maverick Acquisition, Inc.	^	(2)(3)	Aerospace & Defense	L + 6.25%	8.50%	6/1/2027	7,940	7,787	7,390
National Technical Systems, Inc.	^	(2)(3)	Aerospace & Defense	L + 5.50%	6.55%	6/12/2023	8,689	8,681	8,647
NMI AcquisitionCo, Inc.	^	(2)(3)	High Tech Industries	L + 5.75%	7.42%	9/6/2025	8,663	8,655	8,446
PF Atlantic Holdco 2, LLC	^	(2)(3)	Hotel, Gaming & Leisure	L + 6.00%	7.30%	11/12/2027	10,000	9,682	9,661
Riveron Acquisition Holdings, Inc.	^	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 5.75%	7.95%	5/22/2025	8,132	8,046	8,132
RSC Acquisition, Inc.	^	(2)(3)(7)	Banking, Finance, Insurance & Real Estate	SOFR + 5.50%	6.86%	11/1/2026	8,358	8,246	8,045
TCFI Aevex LLC	^	(2)(3)	Aerospace & Defense	L + 6.00%	7.00%	3/18/2026	1,692	1,670	1,368
Turbo Buyer, Inc.	^	(2)(3)	Automotive	L + 6.00%	8.88%	12/2/2025	8,050	7,925	7,928
U.S. Legal Support, Inc.	^	(2)(3)(7)	Business Services	SOFR + 5.50%	7.69%	11/30/2024	6,202	6,193	6,163
US INFRA SVCS Buyer, LLC	^	(2)(3)	Environmental Industries	L + 6.50%	8.20%	4/13/2026	3,250	3,206	3,068
Westfall Technik, Inc.	^	(2)(3)	Chemicals, Plastics & Rubber	L + 6.00%	8.25%	9/13/2024	6,385	6,318	6,275
First Lien Debt Total								$214,403	$212,315

Consolidated Schedule of Investments as of June 30, 2022
Investments (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
Second Lien Debt (10.5% of fair value)
AI Convoy S.A.R.L (United Kingdom)	^	(2)(3)	Aerospace & Defense	L + 8.25%	9.80%	1/17/2028	$5,514	$5,419	$5,734
AP Plastics Acquisition Holdings, LLC	^	(2)(3)	Chemicals, Plastics & Rubber	L + 7.50%	9.01%	8/10/2029	4,500	4,414	4,381
AQA Acquisition Holdings, Inc.	^	(2)(3)	High Tech Industries	L + 7.50%	9.17%	3/3/2029	5,000	4,887	4,865
Quartz Holding Company	^	(2)(3)	Software	L + 8.00%	9.67%	4/2/2027	4,852	4,787	4,852
World 50, Inc.	^	(6)	Business Services	11.50%	11.50%	1/9/2027	5,465	5,376	5,213
Second Lien Debt Total								$24,883	$25,045
Total Investments								$239,286	$237,360
^ Denotes that all or a portion of the assets are owned by Credit Fund II Sub. Credit Fund II Sub has entered into the Credit Fund II Sub Notes. The lenders of the Credit Fund II Sub Notes have a first lien security interest in substantially all of the assets of Credit Fund II Sub. Accordingly, such assets are not available to creditors of Credit Fund II.
(1)    Unless otherwise indicated, issuers of investments held by Credit Fund II are domiciled in the United States. As of June 30, 2022, the geographical composition of investments as a percentage of fair value was 3.6% in Canada, 1.7% in Luxembourg, 2.4% in the United Kingdom and 92.3% in the United States. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR, the Secured Overnight Financing Rate (“SOFR”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, Credit Fund II has indicated the reference rate used and provided the spread and the interest rate in effect as of June 30, 2022. As of June 30, 2022, the reference rates for Credit Fund II's variable rate loans were the 30-day LIBOR at 1.80%, the 90-day LIBOR at 2.30%, the 180-day LIBOR at 2.90%, the 30-day SOFR at 1.70%, and the 90-day SOFR at 2.10%.
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
(7)Loans include a credit spread adjustment that ranges from 0.10% to 0.25%.

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
On March 21, 2014, the Company closed on a senior secured revolving credit facility (the “Credit Facility”), which was subsequently amended on January 8, 2015, May 25, 2016, March 22, 2017, September 25, 2018, June 14, 2019, November 8, 2019, October 28, 2020, October 11, 2021 and May 25, 2022. The maximum principal amount of the Credit Facility is $688,000, subject to availability under the Credit Facility, which is based on certain advance rates multiplied by the value of the Company’s portfolio investments (subject to certain concentration limitations) net of certain other indebtedness that the Company may incur in accordance with the terms of the Credit Facility. Proceeds of the Credit Facility may be used for general corporate purposes, including the funding of portfolio investments. Maximum capacity under the Credit Facility may be increased, subject to certain conditions, to $900,000 through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Credit Facility includes a $50,000 limit for swingline loans and a $20,000 limit for letters of credit. Subject to certain exceptions, the Credit Facility is secured by a first lien security interest in substantially all of the portfolio investments held by the Company. The Credit Facility includes customary covenants, including certain financial covenants related to asset coverage, shareholders’ equity and liquidity, certain limitations on the incurrence of additional indebtedness and liens, and other maintenance covenants, as well as usual and customary events of default for senior secured revolving credit facilities of this nature.
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
As of June 30, 2022 and December 31, 2021, we had $39,291 and $93,074, respectively, in cash, cash equivalents and restricted cash. The Credit Facility consisted of the following as of June 30, 2022 and December 31, 2021:

	June 30, 2022
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Credit Facility	$688,000	$443,395	$244,605	$244,464
Total	$688,000	$443,395	$244,605	$244,464

	December 31, 2021
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Credit Facility	688,000	407,655	280,345	280,706
Total	$688,000	$407,655	$280,345	$280,706
(1)The unused portion is the amount upon which commitment fees are based.
(2)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.

The following were the carrying values (before debt issuance costs) and fair values of the Company’s 2015-1R Notes as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
2015-1R Notes	Carrying Value	Fair Value	Carrying Value	Fair Value
Aaa/AAA Class A-1-1-R Notes	$234,800	$230,057	$234,800	$234,941
Aaa/AAA Class A-1-2-R Notes	50,000	49,265	50,000	50,075
Aaa/AAA Class A-1-3-R Notes	25,000	24,430	25,000	24,680
AA Class A-2-R Notes	66,000	64,984	66,000	66,003
A Class B Notes	46,400	44,289	46,400	46,430
BBB- Class C Notes	27,000	26,106	27,000	26,714
Total	$449,200	$439,131	$449,200	$448,843

As of June 30, 2022 and December 31, 2021, we had a combined $1,082,595 and $1,046,855, respectively, of outstanding consolidated indebtedness under the Credit Facility, the 2015-1R Notes and the Senior Notes. Our annualized interest cost as of June 30, 2022 and December 31, 2021, was 3.23% and 2.75%, excluding fees (such as fees on undrawn amounts and amortization of upfront fees). For the three months ended June 30, 2022 and 2021, we incurred $8,582 and $7,055, respectively, of interest expense and $588 and $505, respectively, of credit facilty fees. For the six month periods ended June 30, 2022 and 2021, we incurred $15,681 and $14,030, respectively, of interest expense and $1,105 and $1,024, respectively, of credit facility fees.
Equity Activity
Common shares issued and outstanding as of June 30, 2022 and December 31, 2021 were 52,148,211 and 53,142,454, respectively.
The following table summarizes activity in the number of shares of our common stock outstanding during the six month periods ended June 30, 2022 and 2021:

	For the six month periods ended
	June 30, 2022	June 30, 2021
Common shares outstanding, beginning of period	53,142,454	55,320,309
Repurchase of common stock (1)	(994,243)	(1,109,994)
Common shares outstanding, end of period	52,148,211	54,210,315
(1) See Note 10 to the consolidated financial statements in Part I, Item 1 of this Form 10-Q for additional information regarding the Company Stock Repurchase Program.
On May 5, 2020, we issued and sold 2,000,000 shares of Preferred Stock, par value $0.01, to an affiliate of Carlyle in a private placement at a price of $25 per share. Shares of Preferred Stock issued and outstanding were 2,000,000 as of both June 30, 2022 and December 31, 2021.
OFF BALANCE SHEET ARRANGEMENTS
In the ordinary course of our business, we enter into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in these consolidated financial statements as of June 30, 2022 and December 31, 2021 in Part I, Item 1 of this Form 10-Q for any such exposure.
We have in the past, currently are and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments.
We had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Principal Amount as of
	June 30, 2022	December 31, 2021
Unfunded delayed draw commitments	$143,704	$112,985
Unfunded revolving commitments	71,851	67,513
Total unfunded commitments	$215,555	$180,498
Pursuant to an undertaking by us in connection with the 2015-1 Debt Securitization, we agreed to hold on an ongoing basis the 2015-1 Issuer Preferred Interests with an aggregate dollar purchase price at least equal to 5% of the aggregate outstanding amount of all collateral obligations by the 2015-1 Issuer for so long as any securities of the 2015-1 Issuer remains outstanding. As of June 30, 2022 and December 31, 2021, we were in compliance with this undertaking.
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

The following table summarizes the Company's dividends declared per share of common stock during the two most recent fiscal years and the current fiscal year to date:

Date Declared	Record Date	Payment Date	Per Share Amount
2020
February 24, 2020	March 31, 2020	April 17, 2020	$0.37
May 4, 2020	June 30, 2020	July 17, 2020	0.37
August 3, 2020	September 30, 2020	October 16, 2020	0.32	(2)
August 3, 2020	September 30, 2020	October 16, 2020	0.05	(1)
November 2, 2020	December 31, 2020	January 15, 2021	0.32
November 2, 2020	December 31, 2020	January 15, 2021	0.04	(1)
Total			$1.47
2021
February 22, 2021	March 31, 2021	April 16, 2021	$0.32
February 22, 2021	March 31, 2021	April 16, 2021	0.05	(1)
May 3, 2021	June 30, 2021	July 15, 2021	$0.32
May 3, 2021	June 30, 2021	July 15, 2021	$0.04	(1)
August 2, 2021	September 30, 2021	October 15, 2021	$0.32
August 2, 2021	September 30, 2021	October 15, 2021	$0.06	(1)
November 1, 2021	December 31, 2021	January 14, 2022	$0.32
November 1, 2021	December 31, 2021	January 14, 2022	$0.07	(1)
Total			$1.50
2022
February 18, 2022	March 31, 2022	April 15, 2022	$0.32
February 18, 2022	March 31, 2022	April 15, 2022	$0.08	(1)
May 2, 2022	June 30, 2022	July 15, 2022	$0.32
May 2, 2022	June 30, 2022	July 15, 2022	$0.08	(1)
Total			$0.80
(1)Represents a special/supplemental dividend.
(2)The Company updated its dividend policy such that the base dividend was $0.32 per share of common stock, effective with the third quarter 2020 dividend through the second quarter 2022 dividend. The Company further updated its dividend policy such that the base dividend will be $0.34 per share of common stock, effective with the third quarter 2022 dividend.

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

Date Declared	Record Date	Payment Date	Per Share Amount
2020
June 30, 2020	June 30, 2020	September 30, 2020	$0.277
September 30, 2020	September 30, 2020	September 30, 2020	0.423
December 31, 2020	December 31, 2020	December 31, 2020	0.438
Total			$1.138
2021
March 31, 2021	March 31, 2021	March 31, 2021	$0.438
June 30, 2021	June 30, 2021	June 30, 2021	0.438
September 30, 2021	September 30, 2021	September 30, 2021	0.438
December 29, 2021	December 31, 2021	December 31, 2021	0.438
Total			$1.752
2022
March 25, 2022	March 31, 2022	March 31, 2022	0.438
June 27, 2022	June 30, 2022	June 30, 2022	0.438
Total			$0.876
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
As of June 30, 2022 and December 31, 2021, the Company had total senior securities of $1,132,595 and $1,096,855, respectively, consisting of secured borrowings under the Credit Facility, the Senior Notes, the 2015-1R Notes, and the Preferred Stock, and had asset coverage ratios of 177.39% and 181.94%, respectively.

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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of June 30, 2022 and December 31, 2021.
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
Interest Rate Risk
As of June 30, 2022, on a fair value basis, approximately 1.5% of our debt investments bear interest at a fixed rate and approximately 98.5% of our debt investments bear interest at a floating rate, which primarily are subject to interest rate floors. Additionally, our Credit Facility is also subject to floating interest rates and is currently paid based on floating LIBOR rates.
Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our income in the future.
The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. These hypothetical interest income calculations are based on a model of the settled debt investments in our portfolio, excluding structured finance obligations and our investments in Credit Fund and Credit Fund II, held as of June 30, 2022 and December 31, 2021, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. Interest expense is calculated based on outstanding secured borrowings and notes payable as of June 30, 2022 and December 31, 2021 and based on the terms of our Credit Facility and notes payable. Interest expense on our Credit Facility and notes payable is calculated using the stated interest rate as of June 30, 2022 and December 31, 2021, adjusted for the hypothetical changes in rates, as shown below. We intend to continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may impact significantly our net interest income.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.
Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2022 and December 31, 2021, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled debt investments (considering interest rate floors for variable rate instruments), excluding our investments in Credit Fund and Credit Fund II, and outstanding secured borrowings and notes payable assuming no changes in our investment and borrowing structure:

	June 30, 2022			December 31, 2021
Basis Point Change	Interest Income	Interest Expense	Net Investment Income	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$55,183	$(25,993)	$29,190	$34,923	$(24,832)	$10,091
Up 200 basis points	$39,720	$(17,317)	$22,403	$19,935	$(16,513)	$3,422
Up 100 basis points	$23,944	$(8,641)	$15,303	$4,954	$(8,195)	$(3,241)
Down 100 basis points	$(9,820)	$8,476	$(1,344)	$(147)	$1,083	$936
Down 200 basis points	$(11,964)	$11,473	$(491)	$(147)	$1,083	$936
Down 300 basis points	$(12,029)	$11,641	$(388)	$(147)	$1,083	$936

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
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting during the three month period ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information regarding purchases of our common stock made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the three months ended June 30, 2022 for the periods indicated.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)(2)	Maximum (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2022 through April 30, 2022	146,448	$14.46	146,448	$15,586
May 1, 2022 through May 31, 2022	154,520	14.24	154,520	13,387
June 1, 2022 through June 30, 2022	197,979	13.39	197,979	10,737
Total	498,947		498,947

(1)On trade date basis.
(2)On August 1, 2022, the Company's Board of Directors approved the continuation of the Company's Stock Repurchase Program until November 5, 2023, or until the date the approved dollar amount has been used to repurchase shares, and increased the size of the Company’s Stock Repurchase Program by $50 million, which is not reflected in the table above. Pursuant to the program, the Company is authorized to repurchase up to $200 million in the aggregate of the Company's outstanding stock in the open market and/or through privately negotiated transactions at prices not to exceed the Company’s net asset value per share as reported in its most recent financial statements, in accordance with the guidelines specified in Rule 10b-18 of the Exchange Act. The timing, manner, price and amount of any repurchases will be determined by the Company, in its discretion, based upon the evaluation of economic and market conditions, stock price, available cash, applicable legal and regulatory requirements and other factors, and may include purchases pursuant to Rule 10b5-1 of the Exchange Act. The program does not require the Company to repurchase any specific number of shares and there can be no assurance as to the amount of shares repurchased under the program. The program may be suspended, extended, modified or discontinued by the Company at any time, subject to applicable law. Pursuant to the authorization described above, the Company adopted a 10b5-1 plan (the “Company 10b5-1 Plan”). The Company 10b5-1 Plan provides that purchases will be conducted on the open market in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act and will otherwise be subject to applicable law, which may prohibit purchases under certain circumstances. The amount of purchases made under the Company 10b5-1 Plan or otherwise and how much will be purchased at any time is uncertain, dependent on prevailing market prices and trading volumes, all of which we cannot predict. The Company's Stock Repurchase Program was originally approved by the Company's Board of Directors on November 5, 2018 and announced on November 6, 2018.
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

CARLYLE SECURED LENDING, INC.

Dated: August 9, 2022	By	/s/ Thomas M. Hennigan
Thomas M. Hennigan Chief Financial Officer (principal financial officer)