Form 10-Q
period 2022-09-30
Carlyle Secured Lending, Inc.
filed 2022-11-08
CIK 1544206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding at November 7, 2022 was 51,363,799.

Carlyle Secured Lending, Inc.

CARLYLE SECURED LENDING, INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollar amounts in thousands, except per share data)

	September 30, 2022	December 31, 2021
ASSETS	(unaudited)
Investments, at fair value
Investments—non-controlled/non-affiliated, at fair value (amortized cost of $1,696,613 and $1,631,067, respectively)	$1,642,494	$1,607,731
Investments—non-controlled/affiliated, at fair value (amortized cost of $44,477 and $38,462, respectively)	41,863	30,286
Investments—controlled/affiliated, at fair value (amortized cost of $271,097 and $288,024, respectively)	264,600	275,035
Total investments, at fair value (amortized cost of $2,012,187 and $1,957,553, respectively)	1,948,957	1,913,052
Cash, cash equivalents and restricted cash	68,644	93,074
Receivable for investment sold/repaid	4,884	530
Deferred financing costs	3,558	3,066
Interest receivable from non-controlled/non-affiliated investments	14,311	11,011
Interest receivable from non-controlled/affiliated investments	624	611
Interest and dividend receivable from controlled/affiliated investments	9,393	8,522
Prepaid expenses and other assets	3,661	1,484
Total assets	$2,054,032	$2,031,350
LIABILITIES
Secured borrowings (Note 7)	$423,959	$407,655
2015-1R Notes payable, net of unamortized debt issuance costs of $2,232 and $2,417, respectively (Note 8)	446,968	446,783
Senior Notes, net of unamortized debt issuance costs of $312 and $416, respectively (Note 8)	189,688	189,584
Payable for investments purchased	13,872	323
Interest and credit facility fees payable (Notes 7 and 8)	5,240	2,467
Dividend payable (Note 10)	20,625	20,705
Base management and incentive fees payable (Note 4)	13,748	11,819
Administrative service fees payable (Note 4)	1,409	482
Other accrued expenses and liabilities	2,872	2,728
Total liabilities	1,118,381	1,082,546
Commitments and contingencies (Notes 9 and 12)
EQUITY
NET ASSETS
Cumulative convertible preferred stock, $0.01 par value; 2,000,000 and 2,000,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	50,000	50,000
Common stock, $0.01 par value; 198,000,000 shares authorized; 51,616,772 and 53,142,454 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	517	532
Paid-in capital in excess of par value	1,031,322	1,052,427
Offering costs	(1,633)	(1,633)
Total distributable earnings (loss)	(144,555)	(152,522)
Total net assets	$935,651	$948,804
NET ASSETS PER COMMON SHARE	$17.16	$16.91
The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE SECURED LENDING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollar amounts in thousands, except per share data) (unaudited)

	For the three month periods ended		For the nine month periods ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$36,245	$32,946	$97,986	$92,920
PIK income	4,337	2,441	11,786	6,884
Other income	2,971	750	6,565	4,618
Total investment income from non-controlled/non-affiliated investments	43,553	36,137	116,337	104,422
From non-controlled/affiliated investments:
Interest income	1,254	47	1,350	130
PIK income	6,809	—	6,809	—
Other income	3	2	7	8
Total investment income from non-controlled/affiliated investments	8,066	49	8,166	138
From controlled/affiliated investments:
Interest income	—	46	3,873	157
Dividend income	7,524	7,523	22,572	22,539
Other income	—	7	272	10
Total investment income from controlled/affiliated investments	7,524	7,576	26,717	22,706
Total investment income	59,143	43,762	151,220	127,266
Expenses:
Base management fees (Note 4)	7,262	7,233	21,425	21,024
Incentive fees (Note 4)	6,451	4,516	16,137	13,193
Professional fees	787	836	2,322	2,444
Administrative service fees (Note 4)	470	400	1,337	1,057
Interest expense (Notes 7 and 8)	11,491	7,519	27,172	21,549
Credit facility fees (Note 7)	446	435	1,551	1,459
Directors’ fees and expenses	173	154	519	420
Other general and administrative	461	420	1,237	1,292
Total expenses	27,541	21,513	71,700	62,438
Net investment income (loss) before taxes	31,602	22,249	79,520	64,828
Excise tax expense	449	163	978	426
Net investment income (loss)	31,153	22,086	78,542	64,402
Net realized gain (loss) and net change in unrealized appreciation (depreciation):
Net realized gain (loss) on investments:
Non-controlled/non-affiliated investments	(4,508)	7,565	(586)	11,181
Non-controlled/affiliated investments	—	—	—	2
Controlled/affiliated investments	—	—	1,971	—
Currency gains (losses) on non-investment assets and liabilities	(71)	(9)	(478)	(147)
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliated investments	1,899	4,574	(30,783)	38,828
Non-controlled/affiliated investments	1,974	1,683	5,562	3,219
Controlled/affiliated investments	1,922	9,730	6,492	7,087
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	5,461	1,991	12,458	1,820
Net realized and unrealized gain (loss) on investments and non-investment assets and liabilities	6,677	25,534	(5,364)	61,990
Net increase (decrease) in net assets resulting from operations	37,830	47,620	73,178	126,392
Preferred stock dividend	875	875	2,625	2,625
Net increase (decrease) in net assets resulting from operations attributable to Common Stockholders	$36,955	$46,745	$70,553	$123,767

CARLYLE SECURED LENDING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS(continued)
(dollar amounts in thousands, except per share data) (unaudited)

Basic and diluted earnings per common share (Note 10)
Basic	$0.71	$0.87	$1.35	$2.27
Diluted	$0.66	$0.80	$1.27	$2.11
Weighted-average shares of common stock outstanding (Note 10)
Basic	51,863,022	53,955,338	52,388,355	54,506,760
Diluted	57,182,634	59,230,725	57,707,967	59,782,147

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE SECURED LENDING, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollar amounts in thousands) (unaudited)

	For the nine month periods ended
	September 30, 2022	September 30, 2021
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$78,542	$64,402
Net realized gain (loss)	907	11,036
Net change in unrealized appreciation (depreciation) on investments	(18,729)	49,134
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	12,458	1,820
Net increase (decrease) in net assets resulting from operations	73,178	126,392
Capital transactions:
Repurchase of common stock	(21,120)	(20,497)
Dividends declared on preferred and common stock (Note 10)	(65,211)	(62,864)
Net increase (decrease) in net assets resulting from capital share transactions	(86,331)	(83,361)
Net increase (decrease) in net assets	(13,153)	43,031
Net Assets at beginning of period	948,804	901,363
Net Assets at end of period	$935,651	$944,394

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE SECURED LENDING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollar amounts in thousands) (unaudited)

	For the nine month periods ended
	September 30, 2022	September 30, 2021
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$73,178	$126,392
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	1,087	759
Net accretion of discount on investments	(7,934)	(6,530)
Paid-in-kind interest	(20,842)	(6,958)
Net realized (gain) loss on investments	(1,385)	(11,183)
Net realized currency (gain) loss on non-investment assets and liabilities	478	147
Net change in unrealized (appreciation) depreciation on investments	18,729	(49,134)
Net change in unrealized currency (gains) losses on non-investment assets and liabilities	(12,458)	(1,820)
Cost of investments purchased and change in payable for investments purchased	(503,881)	(628,333)
Proceeds from sales and repayments of investments and change in receivable for investments sold/repaid	488,122	560,052
Changes in operating assets:
Interest receivable	(3,313)	(864)
Dividend receivable	(871)	(1,386)
Prepaid expenses and other assets	(2,177)	(560)
Changes in operating liabilities:
Interest and credit facility fees payable	2,773	606
Base management and incentive fees payable	1,929	203
Administrative service fees payable	927	576
Other accrued expenses and liabilities	144	(506)
Net cash provided by (used in) operating activities	34,506	(18,539)
Cash flows from financing activities:
Repurchase of common stock	(21,120)	(20,497)
Borrowings on SPV Credit Facility and Credit Facility	313,511	337,031
Repayments of SPV Credit Facility and Credit Facility	(284,746)	(257,500)
Debt issuance costs paid	(1,290)	(382)
Dividends paid in cash	(65,291)	(62,368)
Net cash provided by (used in) financing activities	(58,936)	(3,716)
Net increase (decrease) in cash, cash equivalents and restricted cash	(24,430)	(22,255)
Cash, cash equivalents, and restricted cash, beginning of period	93,074	68,419
Cash, cash equivalents, and restricted cash, end of period	$68,644	$46,164
Supplemental disclosures:
Interest paid during the period	$24,902	$21,750
Taxes, including excise tax, paid during the period	$774	$641
Dividends declared on preferred stock and common stock during the period	$65,211	$62,864
The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2022
(dollar amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets

First Lien Debt (66.0% of fair value)
ADPD Holdings, LLC	^*	(2)(3)(14)(15)	Consumer Services	SOFR	6.00%	8.69%	8/16/2022	8/15/2028	$9,937	$9,665	$9,661	1.03%
Advanced Web Technologies Holding Company	^*	(2)(3)(14)	Containers, Packaging & Glass	LIBOR	6.00%	8.99%	12/17/2020	12/17/2026	9,338	9,158	9,214	0.98
Airnov, Inc.	^*	(2)(3)(14)	Containers, Packaging & Glass	LIBOR	5.00%	8.58%	12/20/2019	12/19/2025	2,039	2,015	2,029	0.21
Allied Universal Holdco LLC	^	(2)(3)	Business Services	LIBOR	4.25%	7.37%	2/17/2021	7/10/2026	494	496	433	0.05
Alpine Acquisition Corp II	^*	(2)(3)(14)(15)	Transportation: Cargo	SOFR	5.50%	8.42%	4/19/2022	11/30/2026	20,054	19,668	19,292	2.06
American Physician Partners, LLC	^*	(2)(3)(14)	Healthcare & Pharmaceuticals	LIBOR	6.75%, 3.50% PIK	13.39%	1/7/2019	10/21/2022	29,856	29,855	29,757	3.18
Analogic Corporation	^*	(2)(3)(14)	Capital Equipment	LIBOR	5.25%	8.07%	6/22/2018	6/22/2024	2,459	2,443	2,395	0.25
Applied Technical Services, LLC	^	(2)(3)(14)	Business Services	LIBOR	5.75%	9.50%	12/29/2020	12/29/2026	530	520	526	0.06
Appriss Health, LLC	^	(2)(3)(14)	Healthcare & Pharmaceuticals	LIBOR	7.25%	9.93%	5/6/2021	5/6/2027	36,877	36,234	35,954	3.83
Apptio, Inc.	^	(2)(3)(14)	Software	LIBOR	6.00%	8.46%	1/10/2019	1/10/2025	6,131	6,064	6,131	0.66
Ascend Buyer, LLC	^*	(2)(3)(14)	Containers, Packaging & Glass	LIBOR	5.75%	9.42%	9/30/2021	9/30/2028	12,700	12,458	12,469	1.33
Associations, Inc.	^	(2)(3)(14)	Construction & Building	LIBOR	4.00%, 2.50% PIK	9.88%	7/2/2021	7/2/2027	12,772	12,667	12,449	1.33
Aurora Lux FinCo S.Á.R.L. (Luxembourg)	^*	(2)(3)(7)	Software	LIBOR	6.00%	8.78%	12/24/2019	12/24/2026	32,240	31,704	30,319	3.24
Barnes & Noble, Inc.	^	(2)(3)(11)	Retail	LIBOR	6.50%	11.36%	8/7/2019	12/20/2026	28,210	27,385	27,468	2.94
BlueCat Networks (USA) Inc.	^	(2)(3)(14)	High Tech Industries	SOFR	5.75%	8.77%	8/8/2022	8/8/2028	3,165	3,089	3,087	0.33
BMS Holdings III Corp.	^	(2)(3)(14)	Construction & Building	LIBOR	5.50%	9.17%	9/30/2019	9/30/2026	—	(153)	(137)	(0.02)
Bubbles Bidco S.P.A. (Italy)	^	(2)(3)(7)(14)	Consumer Goods: Non-Durable	LIBOR	9.25% (100% PIK)	10.42%	10/20/2021	10/20/2028	€4,700	5,315	4,451	0.48
Bubbles Bidco S.P.A. (Italy)	^	(2)(3)(7)(14)	Consumer Goods: Non-Durable	LIBOR	6.25%	7.42%	10/20/2021	10/20/2028	€—	—	(91)	(0.01)
Chartis Holding, LLC	^*	(2)(3)(14)	Business Services	LIBOR	5.25%	6.38%	5/1/2019	5/1/2025	688	680	684	0.07
Chemical Computing Group ULC (Canada)	^*	(2)(3)(7)(14)	Software	LIBOR	4.50%	7.64%	8/30/2018	8/30/2024	463	462	455	0.05
CircusTrix Holdings, LLC	^*	(2)(3)	Leisure Products & Services	LIBOR	5.50%	8.62%	2/2/2018	1/16/2024	10,579	10,563	10,454	1.12
CircusTrix Holdings, LLC	^	(2)(3)	Leisure Products & Services	LIBOR	5.50%	8.62%	1/8/2021	7/16/2023	558	501	558	0.06
Comar Holding Company, LLC	^*	(2)(3)(14)	Containers, Packaging & Glass	LIBOR	5.75%	9.39%	6/18/2018	6/18/2024	26,239	26,032	24,978	2.67
Cority Software Inc. (Canada)	^*	(2)(3)(7)(14)	Software	SOFR	5.50%	7.78%	7/2/2019	7/2/2026	10,435	10,283	10,317	1.09
Cority Software Inc. (Canada)	^	(2)(3)(7)	Software	SOFR	7.50%	9.78%	9/3/2020	7/2/2026	1,864	1,825	1,855	0.20

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2022
(dollar amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets

DCA Investment Holding LLC	^*	(2)(3)(14)	Healthcare & Pharmaceuticals	SOFR	6.00%	9.97%	3/11/2021	4/3/2028	$13,876	$13,715	$13,353	1.43%
Denali Midco 2, LLC	^	(2)(3)(14)(15)	Consumer Services	SOFR	6.50%	9.45%	9/15/2022	12/22/2027	7,143	6,845	6,843	0.73
Dermatology Associates	^	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	6.25% (100% PIK)	9.95%	5/31/2016	12/31/2022	26,871	26,909	26,784	2.86
Dermatology Associates	^	(2)(3)(8)(11)	Healthcare & Pharmaceuticals	SOFR	9.50% (100% PIK)	12.77%	5/31/2016	12/31/2022	38,724	24,923	23,870	2.55
DermaRite Industries, LLC	^*	(2)(3)(8)	Healthcare & Pharmaceuticals	LIBOR	7.00% (100% PIK)	8.00%	3/3/2017	6/30/2023	20,766	20,775	13,534	1.45
Diligent Corporation	^	(2)(3)(14)	Telecommunications	LIBOR	6.25%	9.11%	8/4/2020	8/4/2025	670	657	648	0.07
Dwyer Instruments, Inc.	^*	(2)(3)(14)	Capital Equipment	LIBOR	6.00%	9.38%	7/21/2021	7/21/2027	3,860	3,784	3,789	0.40
Eliassen Group, LLC	^*	(2)(3)(14)	Business Services	SOFR	5.75%	9.30%	4/14/2022	4/14/2028	1,584	1,516	1,522	0.16
Ellkay, LLC	^*	(2)(3)(14)	Healthcare & Pharmaceuticals	LIBOR	6.25%	9.52%	9/14/2021	9/14/2027	14,142	13,872	13,157	1.41
Emergency Communications Network, LLC	^*	(2)(3)	Telecommunications	SOFR	2.50%, 5.25% PIK	10.33%	6/1/2017	6/1/2024	26,200	26,162	22,474	2.39
EPS Nass Parent, Inc.	^	(2)(3)(14)	Utilities: Electric	LIBOR	5.75%	9.42%	4/19/2021	4/19/2028	914	898	888	0.09
EvolveIP, LLC	^*	(2)(3)(14)(15)	Telecommunications	SOFR	5.50%	9.20%	11/26/2019	6/7/2025	5,570	5,567	5,472	0.58
Excel Fitness Holdings, Inc.	^*	(2)(3)(14)(15)	Leisure Products & Services	SOFR	5.25%	8.08%	4/29/2022	4/29/2029	6,296	6,162	6,044	0.65
Excelitas Technologies Corp.	^	(2)(3)(14)(15)	Capital Equipment	SOFR	5.75%	8.58%	8/12/2022	8/12/2029	3,117	3,048	3,047	0.33
Excelitas Technologies Corp.	^	(2)(3)	Capital Equipment	EURIBOR	5.75%	6.08%	8/12/2022	8/12/2029	€1,275	1,283	1,225	0.13
FPG Intermediate Holdco, LLC	^	(2)(3)(14)(15)	Consumer Services	SOFR	6.50%	9.20%	8/5/2022	3/5/2027	428	343	341	0.04
Frontline Technologies Holdings, LLC	^*	(2)(3)	Software	LIBOR	5.75%	8.89%	9/18/2017	9/18/2023	3,029	3,023	3,029	0.32
Greenhouse Software, Inc.	^	(2)(3)(14)	Software	SOFR	7.00%	9.95%	3/1/2021	9/1/2028	32,796	32,040	31,815	3.40
Guidehouse LLP	^	(2)(3)	Sovereign & Public Finance	LIBOR	6.25%	9.37%	9/30/2022	10/16/2028	80	78	78	0.01
Hadrian Acquisition Limited (United Kingdom)	^	(2)(3)(7)	Diversified Financial Services	SONIA	5.26%, 3.47% PIK	10.92%	2/28/2022	2/28/2029	£14,550	18,934	15,800	1.69
Hadrian Acquisition Limited (United Kingdom)	^	(2)(3)(7)(14)	Diversified Financial Services	SONIA	5.00%, 2.75% PIK	9.94%	2/28/2022	2/28/2029	£3,317	3,773	3,530	0.38
Harbour Benefit Holdings, Inc.	^*	(2)(3)(14)	Business Services	LIBOR	5.25%	8.79%	12/13/2017	12/13/2024	3,012	2,984	2,990	0.32
Heartland Home Services, Inc	^	(2)(3)(14)	Consumer Services	LIBOR	5.75%	8.80%	2/10/2022	12/15/2026	6,933	6,802	6,691	0.72
Heartland Home Services, Inc	^*	(2)(3)(14)	Consumer Services	LIBOR	6.00%	9.12%	12/15/2020	12/15/2026	7,207	7,140	7,146	0.76
Hercules Borrower LLC	^*	(2)(3)(14)	Environmental Industries	LIBOR	6.50%	10.62%	12/14/2020	12/14/2026	18,543	18,121	18,064	1.93
Higginbotham Insurance Agency, Inc.	^	(2)(3)	Diversified Financial Services	LIBOR	5.25%	8.37%	11/25/2020	11/25/2026	441	426	433	0.05

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2022
(dollar amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets

Hoosier Intermediate, LLC	^*	(2)(3)(14)	Healthcare & Pharmaceuticals	LIBOR	5.50%	8.56%	11/15/2021	11/15/2028	$10,734	$10,514	$10,109	1.08%
HS Spa Holdings Inc.	^	(2)(3)(14)	Consumer Services	SOFR	5.75%	7.51%	6/2/2022	6/2/2029	8,627	8,437	8,348	0.89
iCIMS, Inc.	^	(2)(3)(14)	Software	SOFR	6.75%	9.48%	8/18/2022	8/18/2028	25,540	25,058	24,932	2.66
Individual FoodService Holdings, LLC	^*	(2)(3)(14)	Wholesale	LIBOR	6.25%	9.48%	2/21/2020	11/22/2025	12,261	12,009	12,085	1.28
Infront Luxembourg Finance S.À R.L. (Luxembourg)	^	(2)(3)(7)	Leisure Products & Services	LIBOR	9.00%	9.54%	5/28/2021	5/28/2027	€8,250	9,795	7,924	0.85
Integrity Marketing Acquisition, LLC	^	(2)(3)	Diversified Financial Services	LIBOR	5.50%	8.00%	12/3/2021	8/27/2025	430	425	409	0.04
IQN Holding Corp.	^	(2)(3)(14)	Business Services	SOFR	5.50%	8.41%	5/2/2022	5/2/2029	6,783	6,708	6,733	0.72
Jeg's Automotive, LLC	^*	(2)(3)(14)	Automotive	LIBOR	5.75%	9.34%	12/22/2021	12/22/2027	19,992	19,550	19,195	2.05
K2 Insurance Services, LLC	^*	(2)(3)(14)	Diversified Financial Services	LIBOR	5.00%	8.63%	7/3/2019	7/1/2026	3,339	3,288	3,322	0.36
Kaseya, Inc.	^	(2)(3)(14)	High Tech Industries	SOFR	5.75%	8.28%	6/23/2022	6/23/2029	35,453	34,704	34,594	3.70
Lifelong Learner Holdings, LLC	^*	(2)(3)(14)	Business Services	LIBOR	5.75%	8.56%	10/18/2019	10/18/2026	26,025	25,700	24,563	2.63
LinQuest Corporation	*	(2)(3)	Aerospace & Defense	LIBOR	5.75%	9.10%	7/28/2021	7/28/2028	9,900	9,729	9,219	0.99
Liqui-Box Holdings, Inc.	^	(2)(3)(14)	Containers, Packaging & Glass	LIBOR	4.50%	8.76%	6/3/2019	6/3/2024	2,086	2,076	1,919	0.21
LVF Holdings, Inc.	^*	(2)(3)(14)	Beverage & Food	LIBOR	6.25%	9.91%	6/10/2021	6/10/2027	41,629	40,861	38,542	4.12
Material Holdings, LLC	^*	(2)(3)(14)(15)	Business Services	SOFR	6.00%	9.64%	8/19/2021	8/19/2027	8,101	7,957	7,667	0.82
Maverick Acquisition, Inc.	^*	(2)(3)(14)	Aerospace & Defense	LIBOR	6.25%	9.92%	6/1/2021	6/1/2027	35,712	35,035	31,230	3.34
Medical Manufacturing Technologies, LLC	^*	(2)(3)(14)(15)	Healthcare & Pharmaceuticals	SOFR	5.75%	9.40%	12/23/2021	12/23/2027	22,689	22,135	22,076	2.36
MMIT Holdings, LLC	^*	(2)(3)(14)	High Tech Industries	LIBOR	6.25%	9.92%	9/15/2021	9/15/2027	11,053	10,851	11,005	1.18
NEFCO Holding Company LLC	^*	(2)(3)(14)(15)	Construction & Building	SOFR	6.50%	9.22%	8/5/2022	8/5/2028	5,525	5,384	5,383	0.58
NES Global Talent Finance US, LLC (United Kingdom)	^	(2)(3)(7)	Energy: Oil & Gas	LIBOR	5.50%	8.31%	5/9/2018	5/11/2023	9,612	9,587	9,592	1.03
NMI AcquisitionCo, Inc.	^*	(2)(3)(14)	High Tech Industries	LIBOR	5.75%	8.87%	9/6/2017	9/6/2025	40,019	39,956	39,040	4.17
North Haven Fairway Buyer, LLC	^*	(2)(3)(14)	Consumer Services	LIBOR	5.75%	8.65%	5/17/2022	5/17/2028	21,320	20,863	20,825	2.23
Oak Purchaser, Inc.	^	(2)(3)(14)	Business Services	SOFR	5.50%	9.48%	4/28/2022	4/28/2028	5,851	5,777	5,810	0.62
Performance Health Holdings, Inc.	*	(2)(3)	Healthcare & Pharmaceuticals	LIBOR	6.00%	9.75%	7/12/2021	7/12/2027	6,444	6,337	6,377	0.68
PF Atlantic Holdco 2, LLC	^	(2)(3)(14)	Leisure Products & Services	LIBOR	5.50%	8.77%	11/12/2021	11/12/2027	2,106	1,857	1,856	0.20
PF Growth Partners, LLC	*	(2)(3)	Leisure Products & Services	LIBOR	5.00%	7.71%	7/1/2019	7/11/2025	7,977	7,916	7,900	0.84
PPT Management Holdings, LLC	^	(2)(3)(14)	Healthcare & Pharmaceuticals	LIBOR	8.50% (100.00% PIK)	12.25%	12/15/2016	12/16/2022	28,665	28,656	22,762	2.43

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2022
(dollar amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets

Project Castle, Inc.	^	(2)(3)	Capital Equipment	SOFR	5.50%	9.05%	6/24/2022	6/1/2029	$7,500	$6,739	$6,319	0.68%
Prophix Software Inc. (Canada)	^	(2)(3)(7)(14)	Software	LIBOR	6.50%	9.31%	2/1/2021	2/1/2026	10,963	10,760	11,014	1.18
PXO Holdings I Corp.	^*	(2)(3)(14)(15)	Chemicals, Plastics & Rubber	SOFR	5.25%	8.21%	3/8/2022	3/8/2028	17,111	16,756	16,494	1.76
Quantic Electronics, LLC	^*	(2)(3)(14)	Aerospace & Defense	LIBOR	6.25%	9.91%	11/19/2020	11/19/2026	15,067	14,815	14,481	1.55
Quantic Electronics, LLC	^*	(2)(3)(14)	Aerospace & Defense	LIBOR	6.25%	9.89%	3/1/2021	3/1/2027	9,854	9,664	9,413	1.01
QW Holding Corporation	^*	(2)(3)	Environmental Industries	LIBOR	5.50%	8.05%	8/31/2016	8/31/2026	32,362	32,313	31,785	3.40
Regency Entertainment, Inc.	^	(2)(3)	Media: Diversified & Production	LIBOR	6.75%	9.75%	5/22/2020	10/22/2025	20,000	19,747	19,746	2.11
Riveron Acquisition Holdings, Inc.	*	(2)(3)	Diversified Financial Services	LIBOR	5.75%	9.42%	5/22/2019	5/22/2025	1,680	1,650	1,680	0.18
RSC Acquisition, Inc.	^	(2)(3)(14)(15)	Diversified Financial Services	SOFR	5.50%	8.38%	11/1/2019	11/1/2026	10,905	10,772	10,376	1.11
Sapphire Convention, Inc.	^*	(2)(3)(14)	Telecommunications	LIBOR	6.25%	9.77%	11/20/2018	11/20/2025	28,462	28,160	26,729	2.86
Smarsh Inc.	^	(2)(3)(14)	Software	SOFR	6.50%	10.05%	2/18/2022	2/18/2029	6,530	6,372	6,109	0.65
SPay, Inc.	^*	(2)(3)	Leisure Products & Services	LIBOR	5.75%, 3.50% PIK	12.34%	6/15/2018	6/17/2024	24,252	24,117	21,683	2.32
Speedstar Holding, LLC	^*	(2)(3)	Automotive	LIBOR	7.00%	10.07%	1/22/2021	1/22/2027	26,763	26,353	26,697	2.85
Spotless Brands, LLC	^*	(2)(3)(14)(15)	Consumer Services	SOFR	6.50%	9.09%	6/21/2022	7/25/2028	31,468	30,793	30,465	3.26
Tank Holding Corp.	^*	(2)(3)(14)(15)	Capital Equipment	SOFR	5.75%	8.88%	3/31/2022	3/31/2028	37,836	37,100	36,576	3.91
TCFI Aevex LLC	^*	(2)(3)(14)	Aerospace & Defense	LIBOR	6.00%	8.69%	3/18/2020	3/18/2026	11,075	10,918	8,894	0.95
The Carlstar Group LLC	^*	(2)(3)(14)(15)	Automotive	SOFR	6.50%	9.15%	7/8/2022	7/8/2027	14,629	14,252	14,267	1.52
TIBCO Software Inc.	^	(2)(3)	High Tech Industries	SOFR	4.50%	8.09%	9/30/2022	3/31/2029	15,000	13,650	13,441	1.44
Trafigura Trading LLC	^	(2)(3)(13)(14)(15)	Metals & Mining	SOFR	8.35%	12.11%	7/26/2021	10/5/2022	6,871	6,765	6,796	0.73
Tufin Software North America, Inc.	^	(2)(3)(14)(15)	Software	SOFR	7.00%	10.06%	8/17/2022	8/17/2028	26,851	26,297	26,282	2.81
Turbo Buyer, Inc.	^	(2)(3)(14)	Automotive	LIBOR	6.00%	8.88%	12/2/2019	12/2/2025	—	(93)	(117)	(0.01)
U.S. Legal Support, Inc.	^*	(2)(3)(14)(15)	Business Services	SOFR	5.75%	9.29%	11/30/2018	11/30/2024	15,557	15,385	15,244	1.63
Unifrutti Financing PLC (Cyprus)	^	(7)	Beverage & Food	FIXED	7.50%, 1.00% PIK	8.50%	9/15/2019	9/15/2026	€4,668	4,988	4,517	0.48
Unifrutti Financing PLC (Cyprus)	^	(7)	Beverage & Food	FIXED	11.00% (100% PIK)	11.00%	10/22/2020	9/15/2026	€821	928	835	0.09
US INFRA SVCS Buyer, LLC	^	(2)(3)	Environmental Industries	LIBOR	6.50%, 0.25% PIK	8.78%	4/13/2020	4/13/2026	9,078	8,965	8,622	0.92
USALCO, LLC	*	(2)(3)	Chemicals, Plastics & Rubber	LIBOR	6.00%	9.67%	10/19/2021	10/19/2027	993	975	954	0.10
USR Parent Inc.	^	(2)(3)	Retail	SOFR	7.60%	10.11%	4/22/2022	4/25/2027	4,333	4,293	4,148	0.44

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2022
(dollar amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets

Westfall Technik, Inc.	^*	(2)(3)(15)	Chemicals, Plastics & Rubber	SOFR	6.25%	9.80%	9/13/2018	9/13/2024	$21,549	$21,429	$21,116	2.26%
Westfall Technik, Inc.	^	(2)(3)(15)	Chemicals, Plastics & Rubber	SOFR	6.25%	9.80%	7/1/2021	9/13/2024	4,970	4,888	4,870	0.52
Wineshipping.com LLC	^*	(2)(3)(14)	Beverage & Food	LIBOR	5.75%	7.63%	10/29/2021	10/29/2027	4,598	4,464	4,215	0.45
Yellowstone Buyer Acquisition, LLC	^	(2)(3)	Consumer Goods: Durable	LIBOR	5.75%	8.80%	9/13/2021	9/13/2027	446	438	427	0.05
YLG Holdings, Inc.	^	(2)(3)	Consumer Services	LIBOR	5.00%	7.78%	9/30/2020	11/1/2025	1,966	1,921	1,961	0.21
First Lien Debt Total										$1,336,448	$1,286,731	137.52%

Second Lien Debt (13.5% of fair value)
11852604 Canada Inc. (Canada)	^	(2)(3)(7)	Healthcare & Pharmaceuticals	LIBOR	9.50% (100% PIK)	13.17%	9/30/2021	9/30/2028	$7,343	$7,201	$7,141	0.76%
AI Convoy S.A.R.L (United Kingdom)	^	(2)(3)(7)	Aerospace & Defense	LIBOR	8.25%	9.80%	1/17/2020	1/17/2028	24,814	24,402	25,806	2.76
Aimbridge Acquisition Co., Inc.	^	(2)(3)	Leisure Products & Services	LIBOR	7.50%	10.06%	2/1/2019	2/1/2027	9,241	9,138	8,105	0.87
AP Plastics Acquisition Holdings, LLC	^	(2)(3)	Chemicals, Plastics & Rubber	LIBOR	7.50%	10.49%	8/10/2021	8/10/2029	33,680	32,851	32,974	3.51
AQA Acquisition Holdings, Inc.	^*	(2)(3)	High Tech Industries	LIBOR	7.50%	10.57%	3/3/2021	3/3/2029	35,000	34,250	33,902	3.62
Blackbird Purchaser, Inc.	^	(2)(3)(14)	Capital Equipment	LIBOR	7.50%	10.62%	12/14/2021	4/8/2027	13,791	13,470	13,108	1.40
Brave Parent Holdings, Inc.	^*	(2)(3)	Software	LIBOR	7.50%	10.62%	10/3/2018	4/19/2026	18,197	17,958	17,704	1.89
Drilling Info Holdings, Inc.	^	(2)(3)	Energy: Oil & Gas	LIBOR	8.25%	11.37%	2/11/2020	7/30/2026	18,600	18,266	18,693	1.99
Jazz Acquisition, Inc.	^	(2)(3)	Aerospace & Defense	LIBOR	8.00%	11.12%	6/13/2019	6/18/2027	23,450	23,217	21,544	2.30
Outcomes Group Holdings, Inc.	^*	(2)(3)	Business Services	LIBOR	7.50%	11.17%	10/23/2018	10/26/2026	1,731	1,728	1,731	0.19
PAI Holdco, Inc.	^	(2)(3)	Automotive	LIBOR	5.50%, 2.00% PIK	10.31%	10/28/2020	10/28/2028	14,016	13,688	13,889	1.48
Peraton Corp.	^*	(2)(3)	Aerospace & Defense	LIBOR	7.75%	10.57%	2/24/2021	2/1/2029	11,941	11,785	11,394	1.22
Quartz Holding Company	^*	(2)(3)	Software	LIBOR	8.00%	11.12%	4/2/2019	4/2/2027	7,048	6,949	7,003	0.75
Stonegate Pub Company Bidco Limited (United Kingdom)	^	(2)(3)(7)	Beverage & Food	SONIA	8.50%	9.44%	3/12/2020	3/12/2028	£20,000	24,830	20,377	2.18
TruGreen Limited Partnership	^	(2)(3)	Consumer Services	LIBOR	8.50%	11.62%	11/16/2020	11/2/2028	13,000	12,785	12,117	1.30
World 50, Inc.	^	(9)	Business Services	FIXED	11.50%	11.50%	1/10/2020	1/9/2027	18,552	18,254	17,723	1.89
Second Lien Debt Total										$270,772	$263,211	28.13%

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2022
(dollar amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (4.8% of fair value)
ANLG Holdings, LLC	^	(6)	Capital Equipment	6/22/2018	592	$592	$649	0.07%
Appriss Health, LLC	^	(6)	Healthcare & Pharmaceuticals	5/6/2021	5	4,861	4,843	0.52
Atlas Ontario LP (Canada)	^	(6)(7)	Business Services	4/7/2021	5,114	5,114	5,114	0.55
Avenu Holdings, LLC	^	(6)	Sovereign & Public Finance	9/28/2018	172	104	548	0.06
Blackbird Holdco, Inc.	^	(6)	Capital Equipment	12/14/2021	11	10,436	10,476	1.12
Buckeye Parent, LLC	^	(6)	Automotive	12/22/2021	885	885	812	0.09
Chartis Holding, LLC	^	(6)	Business Services	5/1/2019	433	433	639	0.07
CIP Revolution Holdings, LLC	^	(6)	Media: Advertising, Printing & Publishing	8/19/2016	318	318	181	0.02
Cority Software Inc. (Canada)	^	(6)(7)	Software	7/2/2019	250	250	606	0.06
Derm Growth Partners III, LLC	^	(6)	Healthcare & Pharmaceuticals	5/31/2016	1,000	1,000	—	—
Diligent Corporation	^	(6)	Telecommunications	4/5/2021	12	11,468	10,900	1.15
ECP Parent, LLC	^	(6)	Healthcare & Pharmaceuticals	3/29/2018	268	—	290	0.03
GB Vino Parent, L.P.	^	(6)	Beverage & Food	10/29/2021	4	351	261	0.03
Integrity Marketing Group, LLC	^	(6)	Diversified Financial Services	12/21/2021	16,244	15,993	16,086	1.72
K2 Insurance Services, LLC	^	(6)	Diversified Financial Services	7/3/2019	433	306	903	0.10
Legacy.com, Inc.	^	(6)	High Tech Industries	3/20/2017	1,500	1,500	1,125	0.12
NearU Holdings LLC	^	(6)	Consumer Services	8/16/2022	25	2,470	2,470	0.26
NEFCO Holding Company LLC	^	(6)	Construction & Building	8/5/2022	1	615	615	0.07
North Haven Goldfinch Topco, LLC	^	(6)	Containers, Packaging & Glass	6/18/2018	2,315	2,315	1,523	0.16
Pascal Ultimate Holdings, L.P	^	(6)	Capital Equipment	7/21/2021	36	364	638	0.07
Picard Parent, Inc.	^	(6)	High Tech Industries	9/30/2022	8	8,189	8,189	0.88
Profile Holdings I, LP	^	(6)	Chemicals, Plastics & Rubber	3/8/2022	5	523	523	0.06
Sinch AB (Sweden)	^	(6)(7)	High Tech Industries	3/26/2019	104	1,168	142	0.02
Tailwind HMT Holdings Corp.	^	(6)	Energy: Oil & Gas	11/17/2017	22	1,558	1,296	0.14
Tank Holding Corp.	^	(6)	Capital Equipment	3/26/2019	850	—	2,595	0.28
Titan DI Preferred Holdings, Inc.	^	(6)	Energy: Oil & Gas	2/11/2020	14,183	13,948	13,829	1.48
Talon MidCo 1 Limited	^	(6)	Software	8/17/2022	145,631	1,456	1,456	0.16
Turbo Buyer, Inc.	^	(6)	Automotive	12/2/2019	1,925	933	2,416	0.26
U.S. Legal Support Investment Holdings, LLC	^	(6)	Business Services	11/30/2018	641	641	841	0.09
Unifrutti Financing PLC (Cyprus)	^	(6)(7)	Beverage & Food	10/22/2020	1	518	610	0.07
Unifrutti Financing PLC (Cyprus)	^	(6)(7)	Beverage & Food	10/22/2020	—	133	175	0.02
W50 Parent LLC	^	(6)	Business Services	1/10/2020	500	190	733	0.08
Zenith American Holding, Inc.	^	(6)	Business Services	12/13/2017	1,564	761	1,068	0.11
Equity Investments Total						$89,393	$92,552	9.90%

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2022
(dollar amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)	Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Total investments—non-controlled/non-affiliated					$1,696,613	$1,642,494	175.55%

Investments—non-controlled/affiliated		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (2.1% of fair value)
Direct Travel, Inc.	^*	(2)(3)(12)	Leisure Products & Services	LIBOR	8.50%	12.17%	10/14/2016	10/1/2023	$43,520	$41,874	$39,132	4.18%
Direct Travel, Inc.	^	(2)(3)(12)(14)	Leisure Products & Services	LIBOR	6.00%	8.34%	10/1/2020	10/1/2023	2,731	2,603	2,731	0.29
First Lien Debt Total										$44,477	$41,863	4.47%

Investments—non-controlled/affiliated		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (0.0% of fair value)
Direct Travel, Inc.	^	(6)(12)	Leisure Products & Services	10/1/2020	43	$—	$—	—%
Equity Investments Total						$—	$—	—%
Total investments—non-controlled/affiliated						$44,477	$41,863	4.47%

Investments—controlled/affiliated		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par Amount/ LLC Interest **	Cost	Fair Value (5)	% of Net Assets
Investment Funds (13.6% of fair value)
Middle Market Credit Fund II, LLC, Member's Interest	^	(7)(10)	Investment Funds	N/A		—%	11/3/2020	12/31/2030	$78,122	$78,096	$74,997	8.02%
Middle Market Credit Fund, LLC, Subordinated Loan and Member's Interest	^	(7)(10)	Investment Funds	N/A		—%	2/29/2016	12/31/2024	193,000	193,001	189,603	20.27
Middle Market Credit Fund, Mezzanine Loan		(2)(3)(7)(9)(10)	Investment Funds	LIBOR	9.00%	12.14%	6/30/2016	5/21/2023	—	—	—	—
Investment Funds Total										$271,097	$264,600	28.29%
Total investments—controlled/affiliated										$271,097	$264,600	28.29%
Total Investments										$2,012,187	$1,948,957	208.30%

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

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2022
(dollar amounts in thousands) (unaudited)
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
(1)Unless otherwise indicated, issuers of debt and equity investments held by the Company are domiciled in the United States. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of September 30, 2022, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of September 30, 2022, the Company is not an “affiliated person” of any of these portfolio companies. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”), the Secured Overnight Financing Rate (“SOFR”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of September 30, 2022. As of September 30, 2022, the reference rates for our variable rate loans were the 30-day LIBOR at 3.14%, the 90-day LIBOR at 3.75%, the 180-day LIBOR at 4.23%, the 30-day SOFR at 3.04%, and the 90-day SOFR at 3.59%.
(3)Loan includes interest rate floor feature, which is generally 1.00%.
(4)Amortized cost represents original cost, including origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion/amortization of discounts/premiums, as applicable, on debt investments using the effective interest method.
(5)Fair value is determined in good faith by or under the direction of the Investment Adviser, as the valuation designee pursuant to Rule 2a-5 under the Investment Company Act (see Note 2, Significant Accounting Policies, and Note 3, Fair Value Measurements, to these consolidated financial statements), pursuant to the Company’s valuation policy. The fair value of all first lien and second lien debt investments, equity investments and the investment funds was determined using significant unobservable inputs.
(6)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2022, the aggregate fair value of these securities is $92,552, or 9.89% of the Company’s net assets.
(7)The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(8)Loan was on non-accrual status as of September 30, 2022.
(9)Represents a corporate mezzanine loan, which is subordinated to senior secured term loans of the portfolio company/investment fund.
(10)Under the Investment Company Act, the Company is deemed to be an “affiliated person” of and “control” this investment fund because the Company owns more than 25% of the investment fund’s outstanding voting securities and/or has the power to exercise control over management or policies of such investment fund. See Note 5, Middle Market Credit Fund, LLC, and Note 6, Middle Market Credit Fund II, LLC, to these consolidated financial statements for more details. Transactions related to investments in controlled affiliates for the nine month period ended September 30, 2022, were as follows:

Investments—controlled/affiliated	Fair Value as of December 31, 2021	Additions/Purchases	Reductions/Sales/ Paydowns	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of September 30, 2022	Dividend and Interest Income
Middle Market Credit Fund, LLC, Subordinated Loan and Member’s Interest	$184,141	$—	$—	$—	$5,462	$189,603	$15,000
Middle Market Credit Fund, Mezzanine Loan	—	—	—	—	—	—	—
Middle Market Credit Fund II LLC, Member's Interest	77,958	—	—	—	(2,961)	74,997	7,572
Total investments—controlled/affiliated	$262,099	$—	$—	$—	$2,501	$264,600	$22,572

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2022
(dollar amounts in thousands) (unaudited)

Investments—controlled/affiliated	Fair Value as of December 31, 2021	Additions/Purchases	Reductions/Sales/ Paydowns	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of September 30, 2022	Dividend and Interest Income
SolAero Technologies Corp. (Priority Term Loan)	$2,251	$—	$(2,251)	$—	$—	$—	$8
SolAero Technologies Corp. (A1 Term Loan)	2,850	—	(3,166)	—	316	—	1,031
SolAero Technologies Corp. (A2 Term Loan)	7,835	—	(8,707)	—	872	—	2,834
Solaero Technology Corp. (Equity)	—	—	(4,786)	1,972	2,814	—	—
Total investments—controlled/affiliated	$12,936	$—	$(18,910)	$1,972	$4,002	$—	$3,873

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
(12)    Under the Investment Company Act, the Company is deemed an “affiliated person” of this portfolio company because the Company owns 5% or more of the portfolio company's outstanding voting securities. Transactions related to the portfolio company during the nine month period ended September 30, 2022 were as follows:

Investments—non-controlled/affiliated	Fair Value as of December 31, 2021	Additions/Purchases	Reductions/Sales/ Paydowns	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of September 30, 2022	Dividend and Interest Income
Direct Travel, Inc.	$27,555	$7,193	$(1,177)	$—	$5,561	$39,132	$8,059
Direct Travel, Inc.	2,731	—	—	—	—	2,731	100
Direct Travel, Inc. (Equity)	—	—	—	—	—	—	—
Total investments—non-controlled/affiliated	$30,286	$7,193	$(1,177)	$—	$5,561	$41,863	$8,159

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2022
(dollar amounts in thousands) (unaudited)
(13)The investment is secured by receivables purchased from the portfolio company, with an implied discount of 12.11%. The investment was made via a tranched participation arrangement between the purchaser of such receivables and the Company. The investment has a secondary priority behind the rights of such purchaser.
(14)As of September 30, 2022, the Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
First and Second Lien Debt—unfunded delayed draw and revolving term loans commitments
ADPD Holdings, LLC	Delayed Draw	—%	$1,083	$(22)
ADPD Holdings, LLC	Revolver	0.50	621	(12)
ADPD Holdings, LLC	Delayed Draw	—	299	(6)
ADPD Holdings, LLC	Delayed Draw	—	1,951	(39)
Advanced Web Technologies Holding Company	Revolver	0.50	854	(9)
Advanced Web Technologies Holding Company	Delayed Draw	1.00	1,602	(17)
Airnov, Inc.	Revolver	0.50	688	(3)
Alpine Acquisition Corp II	Revolver	0.50	1,034	(37)
American Physician Partners, LLC	Revolver	0.50	550	(2)
Analogic Corporation	Revolver	0.50	29	(1)
Applied Technical Services, LLC	Revolver	0.50	42	—
Appriss Health, LLC	Revolver	0.50	2,963	(69)
Apptio, Inc.	Revolver	0.50	1,420	—
Ascend Buyer, LLC	Revolver	0.50	1,113	(19)
Associations, Inc.	Revolver	0.50	723	(17)
Blackbird Purchaser, Inc.	Delayed Draw	1.00	4,597	(171)
BlueCat Networks (USA) Inc.	Delayed Draw	0.50	240	(5)
BlueCat Networks (USA) Inc.	Delayed Draw	0.50	446	(9)
BMS Holdings III Corp.	Delayed Draw	2.65	9,688	(137)
Bubbles Bidco S.P.A. (Italy)	Delayed Draw	2.80	855	(4)
Bubbles Bidco S.P.A. (Italy)	Revolver	—	526	(3)
Chartis Holding, LLC	Revolver	0.50	217	(1)
Chemical Computing Group ULC (Canada)	Revolver	0.50	29	—
Comar Holding Company, LLC	Revolver	0.50	2,935	(127)
Cority Software Inc. (Canada)	Revolver	0.50	3,000	(26)
DCA Investment Holding LLC	Delayed Draw	1.00	618	(22)
Denali Midco 2, LLC	Delayed Draw	1.00	2,857	(86)
Diligent Corporation	Revolver	0.50	23	(1)
Direct Travel, Inc.	Delayed Draw	0.50	1,657	—
Dwyer Instruments, Inc.	Revolver	0.50	994	(14)
Dwyer Instruments, Inc.	Delayed Draw	1.00	161	(2)
Eliassen Group, LLC	Delayed Draw	1.00	3,310	(42)

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2022
(dollar amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
Ellkay, LLC	Revolver	0.50%	$1,786	$(110)
EPS Nass Parent, Inc.	Revolver	0.50	40	(1)
EPS Nass Parent, Inc.	Delayed Draw	1.00	37	(1)
EvolveIP, LLC	Revolver	0.50	655	(10)
Excel Fitness Holdings, Inc.	Revolver	0.50	828	(29)
Excelitas Technologies Corp.	Revolver	0.50	217	(4)
Excelitas Technologies Corp.	Delayed Draw	—	152	(3)
FPG Intermediate Holdco, LLC	Delayed Draw	1.00	3,973	(79)
Greenhouse Software, Inc.	Revolver	0.50	1,471	(41)
Greenhouse Software, Inc.	Revolver	0.50	733	(21)
Hadrian Acquisition Limited (United Kingdom)	Delayed Draw	2.33	2,589	(57)
Harbour Benefit Holdings, Inc.	Revolver	0.50	3,180	(11)
Heartland Home Services, Inc	Delayed Draw	0.75	8,098	(130)
Heartland Home Services, Inc	Revolver	0.50	619	(5)
Hercules Borrower LLC	Revolver	0.50	1,929	(45)
Hoosier Intermediate, LLC	Revolver	0.50	1,600	(81)
HS Spa Holdings Inc.	Revolver	0.50	1,235	(35)
iCIMS, Inc.	Revolver	0.50	2,432	(43)
iCIMS, Inc.	Delayed Draw	—	6,784	(119)
Individual FoodService Holdings, LLC	Revolver	0.50	739	(8)
Individual FoodService Holdings, LLC	Delayed Draw	1.00	3,290	(36)
IQN Holding Corp.	Delayed Draw	1.00	753	(5)
IQN Holding Corp.	Revolver	0.50	489	(3)
Jeg's Automotive, LLC	Revolver	0.50	677	(22)
Jeg's Automotive, LLC	Delayed Draw	1.00	4,167	(134)
K2 Insurance Services, LLC	Revolver	0.50	1,120	(4)
Kaseya, Inc.	Revolver	0.50	2,054	(46)
Kaseya, Inc.	Delayed Draw	0.50	1,146	(25)
Lifelong Learner Holdings, LLC	Revolver	0.50	2	—
Liqui-Box Holdings, Inc.	Revolver	0.50	544	(35)
LVF Holdings, Inc.	Revolver	0.50	759	(50)
LVF Holdings, Inc.	Delayed Draw	1.00	4,670	(306)
Material Holdings, LLC	Delayed Draw	—	977	(44)
Material Holdings, LLC	Revolver	1.00	499	(23)
Maverick Acquisition, Inc.	Delayed Draw	1.00	4,679	(503)
Maverick Acquisition, Inc.	Delayed Draw	1.00	1,290	(139)

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2022
(dollar amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
Medical Manufacturing Technologies, LLC	Revolver	0.50%	$1,446	$(28)
Medical Manufacturing Technologies, LLC	Delayed Draw	1.00	7,107	(140)
MMIT Holdings, LLC	Revolver	0.50	808	(3)
NEFCO Holding Company LLC	Delayed Draw	1.00	380	(8)
NEFCO Holding Company LLC	Delayed Draw	1.00	553	(11)
NEFCO Holding Company LLC	Revolver	0.50	763	(15)
NMI AcquisitionCo, Inc.	Revolver	0.50	1,280	(30)
North Haven Fairway Buyer, LLC	Delayed Draw	0.50	432	(9)
North Haven Fairway Buyer, LLC	Revolver	0.50	2,404	(49)
Oak Purchaser, Inc.	Delayed Draw	0.50	1,623	(8)
Oak Purchaser, Inc.	Revolver	0.50	584	(3)
PF Atlantic Holdco 2, LLC	Delayed Draw	0.75	9,517	(165)
PF Atlantic Holdco 2, LLC	Revolver	0.50	2,759	(48)
PPT Management Holdings, LLC	Revolver	0.50	587	—
Prophix Software Inc. (Canada)	Revolver	0.50	1,993	8
PXO Holdings I Corp.	Delayed Draw	1.00	885	(28)
PXO Holdings I Corp.	Revolver	0.50	1,315	(42)
Quantic Electronics, LLC	Revolver	0.50	829	(31)
Quantic Electronics, LLC	Delayed Draw	1.00	2,126	(78)
RSC Acquisition, Inc.	Revolver	0.50	462	(20)
RSC Acquisition, Inc.	Delayed Draw	0.50	1,083	(46)
Sapphire Convention, Inc.	Revolver	0.50	3,849	(206)
Smarsh Inc.	Revolver	0.50	408	(20)
Smarsh Inc.	Delayed Draw	1.00	1,633	(80)
Spotless Brands, LLC	Revolver	0.50	303	(9)
Spotless Brands, LLC	Delayed Draw	1.00	2,214	(64)
Spotless Brands, LLC	Delayed Draw	1.00	944	(27)
Tank Holding Corp.	Revolver	0.38	1,655	(53)
TCFI Aevex LLC	Delayed Draw	1.00	214	(36)
TCFI Aevex LLC	Delayed Draw	1.00	1,835	(305)
The Carlstar Group LLC	Revolver	0.50	3,657	(72)
Trafigura Trading LLC	Revolver	0.50	3,127	(23)
Tufin Software North America, Inc.	Revolver	0.50	1,339	(27)
Tufin Software North America, Inc.	Delayed Draw	—	304	(6)
Turbo Buyer, Inc.	Delayed Draw	1.00	4,681	(93)
Turbo Buyer, Inc.	Revolver	0.50	1,217	(24)

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2022
(dollar amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
U.S. Legal Support, Inc.	Delayed Draw	0.50%	$2,032	$(34)
U.S. Legal Support, Inc.	Revolver	0.50	1,061	(18)
Wineshipping.com LLC	Delayed Draw	1.00	1,609	(79)
Wineshipping.com LLC	Revolver	0.50	1,589	(78)
Total unfunded commitments			$185,945	$(5,119)

(15)Loans include a credit spread adjustment that ranges from 0.10% to 0.26%.

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2022
(dollar amounts in thousands) (unaudited)
As of September 30, 2022, investments at fair value consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$1,380,925	$1,328,594	68.2%
Second Lien Debt	270,772	263,211	13.5
Equity Investments	89,393	92,552	4.7
Investment Funds	271,097	264,600	13.6
Total	$2,012,187	$1,948,957	100.0%
The rate type of debt investments at fair value as of September 30, 2022 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value of First and Second Lien Debt
Floating Rate	$1,627,527	$1,568,730	98.6%
Fixed Rate	24,170	23,075	1.4
Total	$1,651,697	$1,591,805	100.0%

The industry composition of investments at fair value as of September 30, 2022 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$139,565	$131,981	6.8%
Automotive	75,568	77,159	4.0
Beverage & Food	77,073	69,532	3.6
Business Services	94,844	94,021	4.8
Capital Equipment	79,259	80,817	4.1
Chemicals, Plastics & Rubber	77,422	76,931	4.0
Construction & Building	18,513	18,310	0.9
Consumer Goods: Durable	438	427	—
Consumer Goods: Non-Durable	5,315	4,360	0.2
Consumer Services	108,064	106,868	5.5
Containers, Packaging & Glass	54,054	52,132	2.8
Diversified Financial Services	55,567	52,539	2.7
Energy: Oil & Gas	43,359	43,410	2.2
Environmental Industries	59,399	58,471	3.0
Healthcare & Pharmaceuticals	246,987	230,007	11.8
High Tech Industries	147,357	144,525	7.4
Investment Funds	271,097	264,600	13.6
Leisure Products & Services	114,526	106,387	5.5
Media: Advertising, Printing & Publishing	318	181	—
Media: Diversified & Production	19,747	19,746	1.0
Metals & Mining	6,765	6,796	0.3

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2022
(dollar amounts in thousands) (unaudited)

Industry	Amortized Cost	Fair Value	% of Fair Value
Retail	$31,678	$31,616	1.6%
Software	180,501	179,027	9.2
Sovereign & Public Finance	182	626	—
Telecommunications	72,014	66,223	3.4
Transportation: Cargo	19,668	19,292	1.0
Utilities: Electric	898	888	—
Wholesale	12,009	12,085	0.6
	$2,012,187	$1,948,957	100.0%
The geographical composition of investments at fair value as of September 30, 2022 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Canada	$35,895	$36,502	1.9%
Cyprus	6,567	6,137	0.2
Italy	5,315	4,360	0.2
Luxembourg	41,499	38,243	2.0
Sweden	1,168	142	—
United Kingdom	81,526	75,105	3.9
United States	1,840,217	1,788,468	91.8
Total	$2,012,187	$1,948,957	100.0%

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2021
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value(5)	% of Net Assets
First Lien Debt (62.1% of fair value)
Advanced Web Technologies Holding Company	^*	(2)(3)(14)	Containers, Packaging & Glass	LIBOR	5.75%	6.75%	12/17/2020	12/17/2026	$7,177	$6,970	$7,297	0.77%
Airnov, Inc.	^*	(2)(3)(14)	Containers, Packaging & Glass	LIBOR	5.00%	6.00%	12/20/2019	12/19/2025	1,862	1,833	1,862	0.20
Allied Universal Holdco LLC	^	(2)(3)	Business Services	LIBOR	4.25%	4.46%	2/17/2021	7/10/2026	497	500	498	0.04
American Physician Partners, LLC	^*	(2)(3)(14)	Healthcare & Pharmaceuticals	LIBOR	6.75%, 1.50% PIK	9.25%	1/7/2019	2/21/2022	27,908	27,886	27,908	2.94
Analogic Corporation	^*	(2)(3)(14)	Capital Equipment	LIBOR	5.25%	6.25%	6/22/2018	6/22/2024	2,434	2,412	2,408	0.25
Applied Technical Services, LLC	^	(2)(3)(14)	Business Services	LIBOR	5.75%	6.75%	12/29/2020	12/29/2026	536	525	536	0.06
Appriss Health, LLC	^	(2)(3)(14)	Healthcare & Pharmaceuticals	LIBOR	7.25%	8.25%	5/6/2021	5/6/2027	43,247	42,406	43,295	4.56
Apptio, Inc.	^	(2)(3)(14)	Software	LIBOR	7.25%	8.25%	1/10/2019	1/10/2025	6,131	6,044	6,130	0.65
Ascend Buyer, LLC	^	(2)(3)(14)	Containers, Packaging & Glass	LIBOR	5.75%	6.50%	9/30/2021	9/30/2028	12,838	12,569	12,618	1.33
Associations, Inc.	^	(2)(3)(14)	Construction & Building	LIBOR	4.00%, 2.50% PIK	7.50%	7/2/2021	7/2/2027	11,570	11,457	11,599	1.22
Aurora Lux FinCo S.Á.R.L. (Luxembourg)	^*	(2)(3)(7)	Software	LIBOR	6.00%	7.00%	12/24/2019	12/24/2026	32,488	31,870	29,269	3.08
Avenu Holdings, LLC	*	(2)(3)	Sovereign & Public Finance	LIBOR	5.25%	6.25%	9/28/2018	9/28/2024	13,545	13,451	13,545	1.43
Barnes & Noble, Inc.	^	(2)(3)(11)	Retail	LIBOR	6.50%	7.50%	8/7/2019	12/20/2026	28,932	27,926	28,146	2.97
BlueCat Networks, Inc. (Canada)	*	(2)(3)(7)	High Tech Industries	LIBOR	6.25%	7.25%	10/30/2020	10/30/2026	11,468	11,270	11,583	1.22
BMS Holdings III Corp.	^	(2)(3)(14)	Construction & Building	LIBOR	5.50%	6.50%	9/30/2019	9/30/2026	—	(180)	(149)	(0.02)
Bubbles Bidco S.P.A. (Italy)	^	(2)(3)(7)(14)	Consumer Goods: Non-Durable	LIBOR	9.25% (100% PIK)	9.25%	10/20/2021	10/20/2028	€4,700	5,312	5,167	0.54
Bubbles Bidco S.P.A. (Italy)	^	(2)(3)(7)(14)	Consumer Goods: Non-Durable	LIBOR	6.25%	6.25%	10/20/2021	10/20/2028	€—	(9)	(9)	—
Captive Resources Midco, LLC	^*	(2)(3)(14)	Banking, Finance, Insurance & Real Estate	LIBOR	5.50%	6.25%	6/30/2015	5/31/2027	10,223	10,104	10,152	1.07
Chartis Holding, LLC	^*	(2)(3)(14)	Business Services	LIBOR	5.50%	6.50%	5/1/2019	5/1/2025	694	686	694	0.07
Chemical Computing Group ULC (Canada)	^*	(2)(3)(7)(14)	Software	LIBOR	4.50%	5.50%	8/30/2018	8/30/2024	466	465	464	0.05
Chudy Group, LLC	^	(2)(3)(14)	Healthcare & Pharmaceuticals	LIBOR	5.75%	6.75%	6/30/2021	6/30/2027	826	812	841	0.09
CircusTrix Holdings, LLC	^*	(2)(3)	Hotel, Gaming & Leisure	LIBOR	5.50%, 2.50% PIK	9.00%	2/2/2018	1/16/2024	10,544	10,523	9,415	0.99
CircusTrix Holdings, LLC	^	(2)(3)	Hotel, Gaming & Leisure	LIBOR	5.50%, 2.50% PIK	9.00%	1/8/2021	7/16/2023	697	640	697	0.07
Cobblestone Intermediate Holdco LLC	^	(2)(3)	Consumer Services	LIBOR	5.50%	6.25%	1/29/2020	1/29/2026	723	718	712	0.08

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2021
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value(5)	% of Net Assets
Comar Holding Company, LLC	^*	(2)(3)(14)	Containers, Packaging & Glass	LIBOR	5.75%	6.75%	6/18/2018	6/18/2024	$26,443	$26,152	$25,855	2.73%
Cority Software Inc. (Canada)	^*	(2)(3)(7)(14)	Software	LIBOR	5.00%	6.00%	7/2/2019	7/2/2026	10,515	10,334	10,510	1.11
Cority Software Inc. (Canada)	^	(2)(3)(7)	Software	LIBOR	7.00%	8.00%	9/3/2020	7/2/2026	1,879	1,833	1,900	0.20
DCA Investment Holding, LLC	^*	(2)(3)(14)	Healthcare & Pharmaceuticals	LIBOR	6.25%	7.00%	3/11/2021	3/12/2027	10,841	10,680	10,777	1.14
Derm Growth Partners III, LLC	^	(2)(3)(8)	Healthcare & Pharmaceuticals	LIBOR	6.25%	7.25%	5/31/2016	5/31/2022	55,808	50,996	37,471	3.95
DermaRite Industries, LLC	^*	(2)(3)(14)	Healthcare & Pharmaceuticals	LIBOR	7.00%	8.00%	3/3/2017	3/3/2022	19,558	19,546	15,961	1.68
Designer Brands Inc.	^	(2)(3)(7)	Retail	LIBOR	8.50%	9.75%	8/7/2020	8/7/2025	17,046	16,718	16,846	1.78
Diligent Corporation	^	(2)(3)(14)	Telecommunications	LIBOR	6.25%	7.25%	8/4/2020	8/4/2025	603	588	615	0.06
DTI Holdco, Inc.	^	(2)(3)	High Tech Industries	LIBOR	4.75%	5.75%	12/18/2018	9/30/2023	1,934	1,883	1,907	0.20
Dwyer Instruments, Inc	^*	(2)(3)(14)	Capital Equipment	LIBOR	5.50%	6.25%	7/21/2021	7/21/2027	2,463	2,383	2,452	0.26
Ellkay, LLC	^	(2)(3)(14)	Healthcare & Pharmaceuticals	LIBOR	5.75%	6.75%	9/14/2021	9/14/2027	14,249	13,943	13,923	1.47
Emergency Communications Network, LLC	^*	(2)(3)	Telecommunications	LIBOR	2.625%, 5.125% PIK	8.75%	6/1/2017	6/1/2023	25,261	25,201	21,814	2.30
EPS Nass Parent, Inc.	^	(2)(3)(14)	Utilities: Electric	LIBOR	5.75%	6.75%	4/19/2021	4/19/2028	887	869	878	0.09
Ethos Veterinary Health LLC	^	(2)(3)	Consumer Services	LIBOR	4.75%	4.85%	5/17/2019	5/15/2026	2,586	2,569	2,586	0.27
EvolveIP, LLC	^*	(2)(3)(14)	Telecommunications	LIBOR	5.50%	6.50%	11/26/2019	6/7/2025	5,468	5,461	5,436	0.57
Frontline Technologies Holdings, LLC	^*	(2)(3)	Software	LIBOR	5.25%	6.25%	9/18/2017	9/18/2023	3,068	3,056	3,068	0.32
Greenhouse Software, Inc.	^	(2)(3)(14)	Software	LIBOR	6.50%	7.50%	3/1/2021	3/1/2027	15,196	14,858	14,870	1.57
Harbour Benefit Holdings, Inc.	^*	(2)(3)(14)	Business Services	LIBOR	5.25%	6.25%	12/13/2017	12/13/2024	9,451	9,377	9,336	0.98
Heartland Home Services, Inc	^*	(2)(3)(14)	Consumer Services	LIBOR	6.00%	7.00%	12/15/2020	12/15/2026	7,314	7,169	7,371	0.78
Hercules Borrower LLC	^*	(2)(3)(14)	Environmental Industries	LIBOR	6.50%	7.50%	12/14/2020	12/14/2026	18,453	17,987	18,865	1.99
Higginbotham Insurance Agency, Inc.	^	(2)(3)	Banking, Finance, Insurance & Real Estate	LIBOR	5.50%	6.25%	11/25/2020	11/25/2026	4,978	4,916	4,978	0.52
Hoosier Intermediate, LLC	^*	(2)(3)(14)	Healthcare & Pharmaceuticals	LIBOR	5.50%	6.50%	11/15/2021	11/15/2028	16,479	16,108	16,101	1.70
iCIMS, Inc.	^	(2)(3)	Software	LIBOR	6.50%	7.50%	9/12/2018	9/12/2024	1,671	1,652	1,670	0.18
Individual FoodService Holdings, LLC	^*	(2)(3)(14)	Wholesale	LIBOR	6.25%	7.25%	2/21/2020	11/22/2025	8,129	7,958	8,143	0.86
Infront Luxembourg Finance S.À R.L. (Luxembourg)	^	(2)(3)(7)	Hotel, Gaming & Leisure	LIBOR	9.00%	9.00%	5/28/2021	5/28/2027	€8,250	9,777	9,134	0.96
Integrity Marketing Acquisition, LLC	*	(2)(3)	Banking, Finance, Insurance & Real Estate	LIBOR	5.75%	6.75%	1/15/2020	8/27/2025	4,920	4,864	4,896	0.52
Integrity Marketing Acquisition, LLC	^	(2)(3)(14)	Banking, Finance, Insurance & Real Estate	LIBOR	5.50%	6.25%	12/3/2021	8/27/2025	—	(75)	(51)	(0.01)

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2021
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value(5)	% of Net Assets
Jeg's Automotive, LLC	^*	(2)(3)(14)	Automotive	LIBOR	5.75%	6.75%	12/22/2021	12/22/2027	$30,000	$29,203	$29,200	3.08%
K2 Insurance Services, LLC	^*	(2)(3)(14)	Banking, Finance, Insurance & Real Estate	LIBOR	5.00%	6.00%	7/3/2019	7/1/2026	3,364	3,305	3,357	0.35
Kaseya, Inc.	^	(2)(3)(14)	High Tech Industries	LIBOR	5.50%, 1.00% PIK	7.50%	5/3/2019	5/3/2025	18,972	18,716	18,848	1.99
Lifelong Learner Holdings, LLC	^	(2)(3)(14)	Business Services	LIBOR	5.75%	6.75%	10/18/2019	10/18/2026	26,210	25,830	24,035	2.53
LinQuest Corporation	*	(2)(3)	Aerospace & Defense	LIBOR	5.75%	6.50%	7/28/2021	7/28/2028	9,975	9,785	9,816	1.03
Liqui-Box Holdings, Inc.	^	(2)(3)(14)	Containers, Packaging & Glass	LIBOR	4.50%	5.50%	6/3/2019	6/3/2024	1,490	1,475	1,229	0.13
LVF Holdings, Inc.	^*	(2)(3)(14)	Beverage, Food & Tobacco	LIBOR	6.25%	7.25%	6/10/2021	6/10/2027	41,227	40,356	40,056	4.22
Material Holdings, LLC	^*	(2)(3)(14)	Business Services	LIBOR	5.75%	6.50%	8/19/2021	8/19/2027	6,906	6,741	6,800	0.72
Maverick Acquisition, Inc.	^*	(2)(3)(14)	Aerospace & Defense	LIBOR	6.00%	7.00%	6/1/2021	6/1/2027	35,962	35,192	35,061	3.70
Medical Manufacturing Technologies, LLC	^	(2)(3)(14)	Healthcare & Pharmaceuticals	SOFR	6.00%	7.00%	12/23/2021	12/23/2027	21,280	20,654	20,652	2.18
MMIT Holdings, LLC	^	(2)(3)(14)	High Tech Industries	LIBOR	6.25%	7.25%	9/15/2021	9/15/2027	11,087	10,858	10,853	1.14
National Technical Systems, Inc.	^	(2)(3)(14)	Aerospace & Defense	LIBOR	5.50%	6.50%	10/28/2020	6/12/2023	1,167	1,151	1,167	0.12
NES Global Talent Finance US, LLC (United Kingdom)	^	(2)(3)(7)	Energy: Oil & Gas	LIBOR	5.50%	6.50%	5/9/2018	5/11/2023	9,688	9,634	9,424	0.99
NMI AcquisitionCo, Inc.	^*	(2)(3)(14)	High Tech Industries	LIBOR	5.75%	6.50%	9/6/2017	9/6/2025	40,335	40,206	39,822	4.20
Performance Health Holdings, Inc.	*	(2)(3)	Healthcare & Pharmaceuticals	LIBOR	6.00%	7.00%	7/12/2021	7/12/2027	7,182	7,048	7,083	0.75
PF Atlantic Holdco 2, LLC	^*	(2)(3)(14)	Hotel, Gaming & Leisure	LIBOR	6.00%	7.00%	11/12/2021	11/12/2027	27,723	26,941	26,923	2.84
PF Growth Partners, LLC	^*	(2)(3)	Hotel, Gaming & Leisure	LIBOR	5.50%	6.50%	7/1/2019	7/11/2025	8,039	7,962	7,922	0.83
PPT Management Holdings, LLC	^	(2)(3)	Healthcare & Pharmaceuticals	LIBOR	6.00%, 2.00% PIK	9.00%	12/15/2016	12/16/2022	28,366	28,326	24,166	2.55
Product Quest Manufacturing, LLC	^	(2)(3)(8)	Containers, Packaging & Glass	LIBOR	6.75%	10.00%	9/21/2017	3/31/2021	840	840	840	0.09
Prophix Software Inc. (Canada)	^	(2)(3)(7)(14)	Software	LIBOR	6.50%	7.50%	2/1/2021	2/1/2026	10,963	10,735	11,093	1.17
Quantic Electronics, LLC	^*	(2)(3)(14)	Aerospace & Defense	LIBOR	6.25%	7.25%	11/19/2020	11/19/2026	14,625	14,333	14,418	1.52
Quantic Electronics, LLC	^*	(2)(3)(14)	Aerospace & Defense	LIBOR	6.25%	7.25%	3/1/2021	3/1/2027	8,882	8,662	8,727	0.92
QW Holding Corporation	^*	(2)(3)	Environmental Industries	LIBOR	6.25%	7.25%	8/31/2016	8/31/2024	42,671	42,530	41,933	4.42
Redwood Services Group, LLC	^*	(2)(3)	High Tech Industries	LIBOR	6.00%	7.00%	11/13/2018	6/6/2024	30,885	30,562	30,884	3.26
Regency Entertainment, Inc.	^	(2)(3)	Media: Diversified & Production	LIBOR	6.75%	7.75%	5/22/2020	10/22/2025	20,000	19,700	19,666	2.07
Riveron Acquisition Holdings, Inc.	*	(2)(3)	Banking, Finance, Insurance & Real Estate	LIBOR	5.75%	6.75%	5/22/2019	5/22/2025	11,401	11,262	11,401	1.20

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2021
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value(5)	% of Net Assets
RSC Acquisition, Inc.	^	(2)(3)(14)	Banking, Finance, Insurance & Real Estate	LIBOR	5.50%	6.25%	11/1/2019	11/1/2026	$8,533	$8,395	$8,577	0.90%
Sapphire Convention, Inc.	^*	(2)(3)(14)	Telecommunications	LIBOR	6.25%	7.25%	11/20/2018	11/20/2025	29,906	29,530	25,528	2.69
SPay, Inc.	^*	(2)(3)(14)	Hotel, Gaming & Leisure	LIBOR	2.30%, 6.95% PIK	10.25%	6/15/2018	6/17/2024	23,005	22,809	20,218	2.13
Speedstar Holding, LLC	^*	(2)(3)(14)	Automotive	LIBOR	7.00%	8.00%	1/22/2021	1/22/2027	27,225	26,686	27,535	2.90
Superior Health Linens, LLC	^*	(2)(3)(14)	Business Services	LIBOR	6.50%	7.50%	9/30/2016	3/31/2022	16,211	16,205	16,211	1.71
TCFI Aevex LLC	^*	(2)(3)(14)	Aerospace & Defense	LIBOR	6.00%	7.00%	3/18/2020	3/18/2026	11,168	10,979	9,276	0.98
The Leaders Romans Bidco Limited (United Kingdom) Term Loan B	^	(2)(3)(7)	Banking, Finance, Insurance & Real Estate	SONIA	6.25%, 2.50% PIK	9.50%	7/23/2019	6/30/2024	£21,299	26,328	28,830	3.04
The Leaders Romans Bidco Limited (United Kingdom) Term Loan C	^	(2)(3)(7)(14)	Banking, Finance, Insurance & Real Estate	SONIA	6.25%, 2.50% PIK	9.50%	7/23/2019	6/30/2024	£6,164	7,855	9,847	1.04
Trafigura Trading LLC	^	(2)(3)(13)(14)	Metals & Mining	LIBOR	8.40%	8.75%	7/26/2021	7/18/2022	2,236	2,237	2,086	0.22
Turbo Buyer, Inc.	^*	(2)(3)(14)	Automotive	LIBOR	6.00%	7.00%	12/2/2019	12/2/2025	20,377	20,002	19,945	2.10
Unifrutti Financing PLC (Cyprus)	^	(7)	Beverage, Food & Tobacco	FIXED	7.50%, 1.00% PIK	8.50%	9/15/2019	9/15/2026	€4,621	4,917	5,353	0.56
Unifrutti Financing PLC (Cyprus)	^	(7)	Beverage, Food & Tobacco	FIXED	11.00% (100% PIK)	11.00%	10/22/2020	9/15/2026	€756	858	887	0.09
US INFRA SVCS Buyer, LLC	^*	(2)(3)(14)	Environmental Industries	LIBOR	6.50%	7.50%	4/13/2020	4/13/2026	9,137	8,677	8,387	0.88
USALCO, LLC	*	(2)(3)	Chemicals, Plastics & Rubber	LIBOR	6.00%	7.00%	10/19/2021	10/19/2027	1,000	981	981	0.10
USLS Acquisition, Inc.	^	(2)(3)(14)	Business Services	LIBOR	5.50%	6.50%	11/30/2018	11/30/2024	15,279	15,101	15,098	1.59
Westfall Technik, Inc.	^*	(2)(3)	Chemicals, Plastics & Rubber	LIBOR	5.75%	6.75%	9/13/2018	9/13/2024	21,477	21,313	21,277	2.24
Westfall Technik, Inc.	^	(2)(3)	Chemicals, Plastics & Rubber	LIBOR	6.25%	7.25%	7/1/2021	9/13/2024	4,958	4,865	4,929	0.52
Wineshipping.com LLC	^*	(2)(3)(14)	Beverage, Food & Tobacco	LIBOR	5.75%	6.75%	10/29/2021	10/29/2027	14,459	14,111	14,111	1.49
Yellowstone Buyer Acquisition, LLC	^	(2)(3)	Consumer Goods: Durable	LIBOR	5.75%	6.75%	9/13/2021	9/13/2027	449	440	440	0.05
YLG Holdings, Inc.	^	(2)(3)	Consumer Services	LIBOR	5.25%	6.25%	9/30/2020	11/1/2025	1,980	1,930	1,980	0.21
First Lien Debt Total										$1,219,219	$1,188,862	125.30%

Second Lien Debt (17.9% of fair value)
11852604 Canada Inc. (Canada)	^	(2)(3)(7)	Healthcare & Pharmaceuticals	LIBOR	9.50% (100% PIK)	10.50%	9/30/2021	9/30/2028	$6,590	$6,432	$6,425	0.68%
AI Convoy S.A.R.L (United Kingdom)	^	(2)(3)(7)	Aerospace & Defense	LIBOR	8.25%	9.25%	1/17/2020	1/17/2028	24,814	24,359	25,744	2.71
Aimbridge Acquisition Co., Inc.	^	(2)(3)	Hotel, Gaming & Leisure	LIBOR	7.50%	7.60%	2/1/2019	2/1/2027	9,241	9,123	8,606	0.92

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2021
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value(5)	% of Net Assets
AP Plastics Acquisition Holdings, LLC	^	(2)(3)	Chemicals, Plastics & Rubber	LIBOR	7.50%	8.25%	8/10/2021	8/10/2029	$33,680	$32,786	$33,868	3.57%
AQA Acquisition Holdings, Inc.	^*	(2)(3)	High Tech Industries	LIBOR	7.50%	8.00%	3/3/2021	3/3/2029	35,000	34,190	35,027	3.69
Blackbird Purchaser, Inc.	^	(2)(3)(14)	Capital Equipment	LIBOR	7.50%	8.25%	12/14/2021	4/8/2027	13,790	13,423	13,423	1.41
Brave Parent Holdings, Inc.	^*	(2)(3)	Software	LIBOR	7.50%	7.60%	10/3/2018	4/19/2026	18,197	17,916	18,197	1.92
Drilling Info Holdings, Inc.	^	(2)(3)	Energy: Oil & Gas	LIBOR	8.25%	8.35%	2/11/2020	7/30/2026	18,600	18,212	18,786	1.98
Jazz Acquisition, Inc.	^*	(2)(3)	Aerospace & Defense	LIBOR	8.00%	8.10%	6/13/2019	6/18/2027	23,450	23,188	20,828	2.20
Outcomes Group Holdings, Inc.	^*	(2)(3)	Business Services	LIBOR	7.50%	7.85%	10/23/2018	10/26/2026	1,731	1,728	1,731	0.18
PAI Holdco, Inc.	^	(2)(3)	Automotive	LIBOR	5.50%, 2.00% PIK	8.50%	10/28/2020	10/28/2028	13,806	13,446	13,806	1.46
Peraton Corp.	^*	(2)(3)	Aerospace & Defense	LIBOR	7.75%	8.50%	2/24/2021	2/1/2029	12,300	12,126	12,345	1.30
Quartz Holding Company	^	(2)(3)	Software	LIBOR	8.00%	8.10%	4/2/2019	4/2/2027	7,048	6,945	7,048	0.74
Stonegate Pub Company Bidco Limited (United Kingdom)	^	(2)(3)(7)	Beverage, Food & Tobacco	SONIA	8.50%	8.60%	3/12/2020	3/12/2028	£20,000	24,787	22,263	2.35
Tank Holding Corp.	^*	(2)(3)	Capital Equipment	LIBOR	8.25%	8.35%	3/26/2019	3/26/2027	35,965	35,600	36,325	3.83
TruGreen Limited Partnership	^	(2)(3)	Consumer Services	LIBOR	8.50%	9.25%	11/16/2020	11/2/2028	13,000	12,769	13,260	1.40
Watchfire Enterprises, Inc.	^	(2)(3)	Media: Advertising, Printing & Publishing	LIBOR	8.25%	9.25%	10/2/2013	10/2/2024	7,000	7,000	7,000	0.74
World 50, Inc.	^	(9)	Business Services	FIXED	11.50%	11.50%	1/10/2020	1/9/2027	18,552	18,215	18,405	1.94
WP CPP Holdings, LLC	^	(2)(3)	Aerospace & Defense	LIBOR	7.75%	8.75%	7/18/2019	4/30/2026	29,500	29,293	28,689	3.02
Second Lien Debt Total										$341,538	$341,776	36.02%

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (4.0% of fair value)
ANLG Holdings, LLC	^	(6)	Capital Equipment	6/22/2018	592	$592	$821	0.09%
Appriss Health, LLC	^	(6)	Healthcare & Pharmaceuticals	5/6/2021	5	4,457	4,662	0.49
Atlas Ontario LP (Canada)	^	(6)(7)	Business Services	4/7/2021	5,114	5,114	5,114	0.54
Avenu Holdings, LLC	^	(6)	Sovereign & Public Finance	9/28/2018	172	172	491	0.05
Blackbird Holdco, Inc.	^	(6)	Capital Equipment	12/14/2021	10	9,461	9,461	1.00
Buckeye Parent, LLC	^	(6)	Automotive	12/22/2021	885	885	885	0.09
Chartis Holding, LLC	^	(6)	Business Services	5/1/2019	433	430	691	0.07
CIP Revolution Holdings, LLC	^	(6)	Media: Advertising, Printing & Publishing	8/19/2016	318	318	205	0.02
Cority Software Inc. (Canada)	^	(6)	Software	7/2/2019	250	250	454	0.05
Derm Growth Partners III, LLC	^	(6)	Healthcare & Pharmaceuticals	5/31/2016	1,000	1,000	—	—
Diligent Corporation	^	(6)	Telecommunications	4/5/2021	11	10,269	10,256	1.08
ECP Parent, LLC	^	(6)	Healthcare & Pharmaceuticals	3/29/2018	268	—	290	0.03

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2021
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
GB Vino Parent, L.P.	^	(6)	Beverage, Food & Tobacco	10/29/2021	4	$351	$351	0.04%
Integrity Marketing Group, LLC	^	(6)	Banking, Finance, Insurance & Real Estate	12/21/2021	15,039	14,739	14,738	1.55
K2 Insurance Services, LLC	^	(6)	Banking, Finance, Insurance & Real Estate	7/3/2019	433	306	652	0.07
Legacy.com, Inc.	^	(6)	High Tech Industries	3/20/2017	1,500	1,500	1,178	0.12
Mailgun Technologies, Inc.	^	(6)	High Tech Industries	3/26/2019	104	—	1,328	0.14
North Haven Goldfinch Topco, LLC	^	(6)	Containers, Packaging & Glass	6/18/2018	2,315	2,315	2,412	0.25
Pascal Ultimate Holdings, L.P	^	(6)	Capital Equipment	7/21/2021	36	364	364	0.04
Tailwind HMT Holdings Corp.	^	(6)	Energy: Oil & Gas	11/17/2017	22	1,558	1,719	0.18
Tank Holding Corp.	^	(6)	Capital Equipment	3/26/2019	850	482	1,261	0.13
Titan DI Preferred Holdings, Inc.	^	(6)	Energy: Oil & Gas	2/11/2020	12,843	12,587	12,971	1.37
Turbo Buyer, Inc.	^	(6)	Automotive	12/2/2019	1,925	933	2,773	0.29
Unifrutti Financing PLC (Cyprus)	^	(6)	Beverage, Food & Tobacco	10/22/2020	—	481	648	0.07
Unifrutti Financing PLC (Cyprus)	^	(6)	Beverage, Food & Tobacco	10/22/2020	1	133	209	0.02
USLS Acquisition, Inc.	^	(6)	Business Services	11/30/2018	641	641	940	0.10
W50 Parent LLC	^	(6)	Business Services	1/10/2020	500	190	763	0.08
Zenith American Holding, Inc.	^	(6)	Business Services	12/13/2017	1,564	782	1,456	0.15
Equity Investments Total						$70,310	$77,093	8.13%
Total investments—non-controlled/non-affiliated						$1,631,067	$1,607,731	169.45%

Investments—non-controlled/affiliated		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (1.6% of fair value)
Direct Travel, Inc.	^*	(2)(3)(8)(12)	Hotel, Gaming & Leisure	LIBOR	1.00% (7.50% PIK)	9.50%	10/14/2016	10/1/2023	$36,711	$35,859	$27,555	2.9%
Direct Travel, Inc.	^	(2)(3)(12)(14)	Hotel, Gaming & Leisure	LIBOR	6.00%	7.00%	10/1/2020	10/1/2023	2,731	2,603	2,731	0.29
First Lien Debt Total										$38,462	$30,286	3.19%

Investments—non-controlled/affiliated		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (0.0% of fair value)
Direct Travel, Inc.	^	(6)(12)	Hotel, Gaming & Leisure	10/1/2020	43	$—	$—	—%
Equity Investments Total					43	$—	$—	—%
Total investments—non-controlled/affiliated						$38,462	$30,286	3.19%

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2021
(dollar amounts in thousands)

Investments—controlled/affiliated		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (0.7% of fair value)
SolAero Technologies Corp. (A1 Term Loan)	^	(2)(3)(8)(10)	Telecommunications	LIBOR	8.00% (100% PIK)	9.00%	4/12/2019	10/12/2022	$3,166	$3,166	$2,850	0.30%
SolAero Technologies Corp. (A2 Term Loan)	^	(2)(3)(8)(10)	Telecommunications	LIBOR	8.00% (100% PIK)	9.00%	4/12/2019	10/12/2022	8,707	8,707	7,835	0.83
SolAero Technologies Corp. (Priority Facilities)	^	(2)(3)(10)(14)	Telecommunications	LIBOR	6.00%	7.00%	4/12/2019	10/12/2022	2,251	2,240	2,251	0.24
First Lien Debt Total										$14,113	$12,936	1.36%

Investments—controlled/affiliated		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (0.0% of fair value)
SolAero Technologies Corp. (Equity)	^	(6)(10)	Telecommunications	4/12/2019	3	$2,815	$—	—%
Equity Investments Total						$2,815	$—	—%

Investments—controlled/affiliated		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par Amount/ LLC Interest	Cost	Fair Value(7)	% of Net Assets

Investment Funds (13.7% of fair value)
Middle Market Credit Fund II, LLC, Member's Interest	^	(7)(10)	Investment Funds	N/A		—%	11/3/2020	12/31/2030	$78,122	$78,096	$77,958	8.22%
Middle Market Credit Fund, LLC, Subordinated Loan and Member's Interest	^	(7)(10)	Investment Funds	N/A		—%	2/29/2016	12/31/2024	193,000	193,000	184,141	19.41
Middle Market Credit Fund, Mezzanine Loan	^	(2)(7)(9)(10)	Investment Funds	LIBOR	9.00% (1.00% PIK)	9.210%	6/30/2016	5/21/2022	—	—	—	—
Investment Funds Total										$271,096	$262,099	27.62%
Total investments—controlled/affiliated										$288,024	$275,035	29.00%
Total investments										$1,957,553	$1,913,052	201.63%

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

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2021
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
Cority Software Inc. (Canada)	Revolver	0.50%	$3,000	$(1)
DCA Investment Holding, LLC	Delayed Draw	1.00	1,495	(8)
DermaRite Industries, LLC	Revolver	0.50	579	(103)
Diligent Corporation	Delayed Draw	1.00	110	2
Diligent Corporation	Revolver	0.50	47	1
Direct Travel, Inc.	Delayed Draw	0.50	1,657	—
Dwyer Instruments, Inc	Delayed Draw	1.00	1,003	(3)
Dwyer Instruments, Inc	Revolver	0.50	411	(1)
Ellkay, LLC	Revolver	0.50	1,786	(36)
EPS Nass Parent, Inc.	Delayed Draw	1.00	85	(1)
EPS Nass Parent, Inc.	Revolver	0.50	25	—
EvolveIP, LLC	Revolver	0.50	798	(4)
Greenhouse Software, Inc.	Revolver	0.50	1,471	(29)
Harbour Benefit Holdings, Inc.	Revolver	0.50	2,120	(21)
Heartland Home Services, Inc	Delayed Draw	1.00	6,902	27
Heartland Home Services, Inc	Revolver	0.50	598	2
Hercules Borrower LLC	Revolver	0.50	2,160	43
Hoosier Intermediate, LLC	Revolver	0.50	2,400	(48)
Individual FoodService Holdings, LLC	Delayed Draw	1.00	48	—
Individual Foodservice Holdings, LLC	Delayed Draw	1.00	890	3
Individual FoodService Holdings, LLC	Delayed Draw	1.00	188	—
Individual FoodService Holdings, LLC	Revolver	0.50	706	—
Integrity Marketing Acquisition, LLC	Delayed Draw	—	5,000	(51)
Jeg's Automotive, LLC	Delayed Draw	1.00	6,667	(133)
Jeg's Automotive, LLC	Revolver	0.50	3,333	(67)
K2 Insurance Services, LLC	Revolver	0.50	1,120	(2)
Kaseya, Inc.	Delayed Draw	1.00	585	(3)
Kaseya, Inc.	Revolver	0.50	1,543	(9)
Lifelong Learner Holdings, LLC	Revolver	0.50	2	—
Liqui-Box Holdings, Inc.	Revolver	0.50	1,140	(113)
LVF Holdings, Inc.	Delayed Draw	1.00	4,670	(116)
LVF Holdings, Inc.	Revolver	0.50	1,459	(36)
Material Holdings, LLC	Delayed Draw	—	1,916	(21)
Material Holdings, LLC	Revolver	1.00	806	(9)
Maverick Acquisition, Inc.	Delayed Draw	1.00	4,679	(101)
Maverick Acquisition, Inc.	Delayed Draw	1.00	1,290	(28)
Medical Manufacturing Technologies, LLC	Delayed Draw	1.00	8,264	(165)

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2021
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
Medical Manufacturing Technologies, LLC	Revolver	0.50%	$1,859	$(37)
MMIT Holdings, LLC	Revolver	0.50	857	(17)
National Technical Systems, Inc.	Revolver	0.50	835	—
NMI AcquisitionCo, Inc.	Revolver	0.50	1,280	(16)
PF Atlantic HoldCo 2, LLC	Delayed Draw	0.75	9,517	(190)
PF Atlantic HoldCo 2, LLC	Revolver	0.50	2,759	(55)
Prophix Software Inc. (Canada)	Revolver	0.50	1,993	20
Quantic Electronics, LLC	Revolver	0.50	557	(7)
Quantic Electronics, LLC	Delayed Draw	1.00	3,164	(41)
Quantic Electronics, LLC	Revolver	0.50	824	(11)
RSC Acquisition, Inc.	Delayed Draw	0.50	2,435	9
RSC Acquisition, Inc.	Revolver	0.50	215	1
Sapphire Convention, Inc.	Revolver	0.50	2,561	(345)
SolAero Technologies Corp. (Priority Facilities)	Revolver	0.50	984	—
SolAero Technologies Corp. (Priority Facilities)	Revolver	0.50	1,084	—
Speedstar Holding, LLC	Delayed Draw	1.00	3,775	38
Superior Health Linens, LLC	Revolver	0.50	417	—
TCFI Aevex LLC	Delayed Draw	1.00	1,835	(263)
TCFI Aevex LLC	Delayed Draw	1.00	214	(31)
The Leaders Romans Bidco Limited (United Kingdom)	Delayed Draw	1.60	£1,902	399
Trafigura Trading LLC	Revolver	0.50	7,762	(133)
Turbo Buyer, Inc.	Revolver	0.50	1,217	(24)
US INFRA SVCS Buyer, LLC	Delayed Draw	1.00	22,234	(527)
US INFRA SVCS Buyer, LLC	Revolver	0.50	263	(6)
USLS Acquisition, Inc.	Revolver	0.50	1,135	(12)
Wineshipping.com LLC	Delayed Draw	1.00	1,986	(39)
Wineshipping.com LLC	Revolver	0.50	1,430	(28)

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

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2021
(dollar amounts in thousands)
The rate type of debt investments at fair value as of December 31, 2021 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value of First and Second Lien Debt
Floating Rate	$1,589,342	$1,549,215	98.4%
Fixed Rate	23,990	24,645	1.6
Total	$1,613,332	$1,573,860	100.0%

The industry composition of investments at fair value as of December 31, 2021 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$169,068	$166,071	8.7%
Automotive	91,155	94,144	4.9
Beverage & Food	91,999	97,377	5.1
Business Services	85,994	83,878	4.4
Capital Equipment	102,065	102,308	5.4
Chemicals, Plastics & Rubber	64,717	66,515	3.5
Construction & Building	59,945	61,055	3.2
Consumer Goods: Durable	11,277	11,450	0.6
Consumer Goods: Non-Durable	440	440	—
Consumer Services	5,303	5,158	0.3
Containers, Packaging & Glass	25,155	25,909	1.4
Diversified Financial Services	52,154	52,113	2.7
Energy: Oil & Gas	41,991	42,900	2.2
Environmental Industries	69,194	69,185	3.6
Healthcare & Pharmaceuticals	250,294	229,555	12.0
High Tech Industries	149,185	151,430	7.9
Investment Funds	126,237	113,201	5.9
Leisure Products & Services	271,096	262,099	13.7
Media: Advertising, Printing & Publishing	7,318	7,205	0.4
Media: Diversified & Production	19,700	19,666	1.0
Metals & Mining	2,237	2,086	0.1
Retail	44,644	44,992	2.4
Software	105,958	104,673	5.5
Sovereign & Public Finance	13,623	14,036	0.7
Telecommunications	87,977	76,585	4.0
Utilities: Electric	869	878	—
Wholesale	7,958	8,143	0.4
Total	$1,957,553	$1,913,052	100.0%

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
As of September 30, 2022
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
On May 2, 2013, the Company completed its initial closing of capital commitments (the “Initial Closing”) and subsequently commenced substantial investment operations. Effective March 15, 2017, the Company changed its name from “Carlyle GMS Finance, Inc.” to “TCG BDC, Inc.” On June 19, 2017, the Company closed its initial public offering, issuing 9,454,200 shares of its common stock (including shares issued pursuant to the exercise of the underwriters’ over-allotment option on July 5, 2017) at a public offering price of $18.50 per share. Net of underwriting costs, the Company received cash proceeds of $169,488 Shares of common stock of the Company began trading on the Nasdaq Global Select Market under the symbol “CGBD” on June 14, 2017.
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

The interim financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of consolidated financial statements for the interim periods presented have been included. These adjustments are of a normal, recurring nature. This Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2021. The results of operations for the three and nine month periods ended September 30, 2022 are not necessarily indicative of the operating results to be expected for the full year.
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
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash consist of demand deposits and highly liquid investments (e.g., money market funds, U.S. treasury notes) with original maturities of three months or less. Cash equivalents are carried at amortized cost, which approximates fair value. The Company’s cash, cash equivalents and restricted cash are held with two large financial institutions and cash held in such financial institutions may, at times, exceed the Federal Deposit Insurance Corporation insured limit. As of September 30, 2022 and December 31, 2021, the Company had restricted cash balances of $29,643 and $70,081, respectively, which represent amounts that are collected by trustees who have been appointed as custodians of the assets securing certain of the Company's financing transactions, and held for payment of interest expense and principal on the outstanding borrowings, or reinvestment into new assets.
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
The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. As of September 30, 2022 and December 31, 2021, the fair value of the loans in the portfolio with PIK provisions was $194,694 and $243,220, respectively, which represents approximately 10.0% and 12.7% of total investments at fair value, respectively. For the three month and nine month periods ended September 30, 2022, the Company earned $11,146 and $18,595 in PIK income, respectively. For the three month and nine month periods ended

September 30, 2021, the Company earned $2,441 and $6,884 in PIK income, respectively. Prior to September 30, 2022, PIK income was included in interest income in the accompanying Consolidated Statements of Operations. Prior periods have been conformed to the current presentation.
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
Non-Accrual Income
Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid current and, in management’s judgment, are likely to remain current. Management may not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2022 and December 31, 2021, the fair value of the loans in the portfolio on non-accrual status was $37,404 and $76,551, respectively. The remaining first and second lien debt investments were performing and current on their interest payments as of September 30, 2022 and December 31, 2021.
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
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more likely than not” to be sustained by the applicable tax authority. The SPV and the 2015-1 Issuer are disregarded entities for tax purposes and are consolidated with the tax return of the Company. All penalties and interest associated with income taxes, if any, are included in income tax expense. For the three month and nine month periods ended September 30, 2022, the Company incurred $449 and $978 in excise tax expense, respectively. For the three month and nine month periods ended September 30, 2021, the Company incurred $163 and $426 in excise tax expense, respectively.
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
Recent Accounting Standards Updates
In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848),” which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848), which expanded the scope of Topic 848 to include derivative instruments impacted by discounting transition. ASU 2020-04 and ASU 2021-01 are effective for all entities through December 31, 2022. The expedients and exceptions provided by the amendments do not apply to contract modifications and hedging relationships entered into or evaluated after December 31, 2022, except for hedging transactions as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The Company is currently evaluating the impact of the adoption of ASU 2020-04 and 2021-01 on its consolidated financial statements. The Company does not expect this guidance to impact its consolidated financial statements.
3. FAIR VALUE MEASUREMENTS

The Company applies fair value accounting in accordance with the terms of FASB ASC Topic 820, Fair Value Measurement (“ASC 820”). ASC 820 defines fair value as the amount that would be exchanged to sell an asset or transfer a liability in an orderly transfer between market participants at the measurement date. Effective September 8, 2022, the Investment Adviser, as the valuation designee pursuant to Rule 2a-5 under the Investment Company Act, determines in good faith the fair value of the Company’s investment portfolio for which market quotations are not readily available. The Investment Adviser values securities/instruments traded in active markets on the measurement date by multiplying the closing price of such traded securities/instruments by the quantity of shares or amount of the instrument held. The Investment Adviser may also obtain quotes with respect to certain of its investments, such as its securities/instruments traded in active markets and its liquid securities/instruments that are not traded in active markets, from pricing services, brokers, or counterparties (i.e., “consensus pricing”). When doing so, the Investment Adviser determines whether the quote obtained is sufficient according to U.S. GAAP to determine the fair value of the security. The Investment Adviser may use the quote obtained or alternative pricing sources may be utilized including valuation techniques typically utilized for illiquid securities/instruments.

Securities/instruments that are illiquid or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of the Investment Adviser, does not represent fair value shall each be valued as of the measurement date using all techniques appropriate under the circumstances and for which sufficient data is available. These valuation techniques may vary by investment and include comparable public market valuations, comparable precedent transaction valuations and/or discounted cash flow analyses. The process generally used to determine the applicable value is as follows: (i) the value of each portfolio company or investment is initially reviewed by the investment professionals responsible for such portfolio company or investment and, for non-traded investments, a standardized template designed to approximate fair market value based on observable market inputs, updated credit statistics and unobservable inputs is used to determine a preliminary value, which is also reviewed alongside consensus pricing, where available; (ii) preliminary valuation conclusions are documented and reviewed by a valuation committee comprised of members of the Investment Adviser; (iii) the Board of Directors engages a third-party valuation firm to provide positive assurance on portions of the Middle Market Senior Loans and equity investments portfolio each quarter (such that each non-traded investment other than Credit Fund is reviewed by a third-party valuation firm at least once on a rolling twelve month basis) including a review of management’s preliminary valuation and conclusion on fair value; (iv) if applicable, prior to September 8, 2022, the Audit Committee of the Board of Directors (the “Audit Committee”) reviewed the assessments of the Investment Adviser and the third-party valuation firm; and (v) if applicable, prior to September 8, 2022, the Board of Directors discussed the valuation recommendations of the Audit Committee and determined the fair value of each investment in the portfolio in good faith based on the input of the Investment Adviser and, where applicable, the third-party valuation firm.
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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of September 30, 2022 and December 31, 2021.
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
Investments measured and reported at fair value are classified and disclosed based on the observability of inputs used in determination of fair values, as follows:

•Level 1—inputs to the valuation methodology are quoted prices available in active markets for identical investments as of the reporting date. Financial instruments in in this category generally include unrestricted securities, including equities and derivatives, listed in active markets. The Investment Adviser does not adjust the quoted price for these investments, even in situations where the Company holds a large position and a sale could reasonably impact the quoted price.
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

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the three month and nine month periods ended September 30, 2022 and 2021, there were no transfers between levels.
The following tables summarize the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of September 30, 2022 and December 31, 2021:

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$1,328,594	$1,328,594
Second Lien Debt	—	—	263,211	263,211
Equity Investments	—	—	92,552	92,552
Investment Funds
Mezzanine Loan	—	—	—	—
Subordinated Loan and Member's Interest	—	—	189,603	189,603
Total	$—	$—	$1,873,960	$1,873,960
Investments measured at net asset value (1)				74,997
Total				$1,948,957

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$1,232,084	$1,232,084
Second Lien Debt	—	—	341,776	341,776
Equity Investments	—	—	77,093	77,093
Investment Funds
Mezzanine Loan	—	—	—	—
Subordinated Loan and Member's Interest	—	—	184,141	184,141
Total	$—	$—	$1,835,094	$1,835,094
Investments measured at net asset value (1)				77,958
Total				$1,913,052
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

The changes in the Company’s investments at fair value for which the Company has used Level 3 inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level 3 investments still held are as follows:

	Financial Assets
	For the three month period ended September 30, 2022
	First Lien Debt	Second Lien Debt	Equity Investments	Investment Fund - Subordinated Loan and Member's Interest	Total
Balance, beginning of period	$1,257,282	$290,683	$78,633	$186,767	$1,813,365
Purchases	212,886	285	14,623	—	227,794
Sales	(79,406)	(19,690)	—	—	(99,096)
Paydowns	(66,139)	(7,000)	—	—	(73,139)
Accretion of discount	2,615	171	49	—	2,835
Net realized gains (losses)	151	(4,659)	—	—	(4,508)
Net change in unrealized appreciation (depreciation)	1,205	3,421	(753)	2,836	6,709
Balance, end of period	$1,328,594	$263,211	$92,552	$189,603	$1,873,960
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held at the reporting date included in net change in unrealized appreciation (depreciation) on investments on the Consolidated Statements of Operations	$780	$(834)	$(753)	$2,836	$2,029

	Financial Assets
	For the nine month period ended September 30, 2022
	First Lien Debt	Second Lien Debt	Equity Investments	Investment Fund - Subordinated Loan and Member's Interest	Total
Balance, beginning of period	$1,232,084	$341,776	$77,093	$184,141	$1,835,094
Purchases	518,528	966	18,297	—	537,791
Sales	(177,776)	(23,703)	(5,034)	—	(206,513)
Paydowns	(241,555)	(43,325)	(1,083)	—	(285,963)
Accretion of discount	6,833	912	189	—	7,934
Net realized gains (losses)	3,102	(5,615)	3,898	—	1,385
Net change in unrealized appreciation (depreciation)	(12,622)	(7,800)	(808)	5,462	(15,768)
Balance, end of period	$1,328,594	$263,211	$92,552	$189,603	$1,873,960
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held at the reporting date included in net change in unrealized appreciation (depreciation) on investments on the Consolidated Statements of Operations	$(8,132)	$(7,679)	$(2,295)	$5,462	$(12,644)

	Financial Assets
	For the three month period ended September 30, 2021
	First Lien Debt	Second Lien Debt	Equity Investments	Investment Fund - Subordinated Loan and Member's Interest	Total
Balance, beginning of period	$1,246,018	$313,130	$53,379	$181,343	$1,793,870
Purchases	213,790	57,365	1,490	—	272,645
Sales	(122,671)	(3,038)	(8,942)	—	(134,651)
Paydowns	(72,567)	(15,130)	(436)	—	(88,133)
Accretion of discount	1,987	502	12	—	2,501
Net realized gains (losses)	590	(12)	6,987	—	7,565
Net change in unrealized appreciation (depreciation)	8,406	(247)	175	7,932	16,266
Balance, end of period	$1,275,553	$352,570	$52,665	$189,275	$1,870,063
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held at the reporting date included in net change in unrealized appreciation (depreciation) on investments on the Consolidated Statements of Operations	$8,359	$(207)	$2,046	$7,932	$18,130

	Financial Assets
	For the nine month period ended September 30, 2021
	First Lien Debt	Second Lien Debt	Equity Investments	Investment Fund - Subordinated Loan and Member's Interest	Total
Balance, beginning of period	$1,224,063	$284,523	$33,877	$205,891	$1,748,354
Purchases	492,348	120,678	21,523	—	634,549
Sales	(277,066)	(7,913)	(14,151)	—	(299,130)
Paydowns	(198,882)	(57,526)	(436)	(23,000)	(279,844)
Accretion of discount	5,360	1,146	24	—	6,530
Net realized gains (losses)	2,218	(28)	8,993	—	11,183
Net change in unrealized appreciation (depreciation)	27,512	11,690	2,835	6,384	48,421
Balance, end of period	$1,275,553	$352,570	$52,665	$189,275	$1,870,063
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held as of the reporting date included in net change in unrealized appreciation (depreciation) on investments on the Consolidated Statements of Operations	$24,914	$11,847	$4,553	$6,384	$47,698
The Company generally uses the following framework when determining the fair value of investments that are categorized as Level 3:
Investments in debt securities are initially evaluated to determine whether the enterprise value of the portfolio company is greater than the applicable debt. The enterprise value of the portfolio company is estimated using a market approach and an income approach. The market approach utilizes market value (EBITDA) multiples of publicly traded comparable companies and available precedent sales transactions of comparable companies. The Investment Adviser carefully considers numerous factors when selecting the appropriate companies whose multiples are used to value the Company’s portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, relevant risk factors, as well as size, profitability and growth expectations. The income approach typically uses a discounted cash flow analysis of the portfolio company.

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
The following tables summarize the quantitative information related to the significant unobservable inputs for Level 3 instruments which are carried at fair value as of September 30, 2022 and December 31, 2021:

	Fair Value as of September 30, 2022	Valuation Techniques	Significant Unobservable Inputs	Range
				Low	High	Weighted Average
Investments in First Lien Debt	$1,151,132	Discounted Cash Flow	Discount Rate	4.82%	17.13%	8.67%
	111,546	Consensus Pricing	Indicative Quotes	97.00	100.00	98.27
	65,916	Income Approach	Discount Rate	11.85%	15.31%	13.91%
		Market Approach	Comparable Multiple	9.17x	9.34x	9.24x
Total First Lien Debt	1,328,594
Investments in Second Lien Debt	263,211	Discounted Cash Flow	Discount Rate	9.05%	13.25%	9.86%
Total Second Lien Debt	263,211
Investments in Equity	92,552	Income Approach	Discount Rate	7.22%	11.85%	8.76%
		Market Approach	Comparable Multiple	9.07x	18.47x	10.85x
Total Equity Investments	92,552
Investments in Investment Fund
Subordinated Loan and Member's Interest	189,603	Discounted Cash Flow	Discount Rate	10.00%	10.00%	10.00%
		Discounted Cash Flow	Default Rate	3.00%	3.00%	3.00%
		Discounted Cash Flow	Recovery Rate	65.00%	65.00%	65.00%
Total Investments in Investment Fund	189,603
Total Level 3 Investments	$1,873,960

	Fair Value as of December 31, 2021	Valuation Techniques	Significant Unobservable Inputs	Range
				Low	High	Weighted Average
Investments in First Lien Debt	$981,627	Discounted Cash Flow	Discount Rate	3.90%	14.21%	7.70%
	185,432	Consensus Pricing	Indicative Quotes	90.00	100.00	97.69
	65,025	Income Approach	Discount Rate	11.55%	13.18%	12.24%
		Market Approach	Comparable Multiple	6.68x	8.16x	7.53x
Total First Lien Debt	1,232,084
Investments in Second Lien Debt	299,664	Discounted Cash Flow	Discount Rate	7.11%	15.83%	9.46%
	42,112	Consensus Pricing	Indicative Quotes	97.25	98.00	97.49
Total Second Lien Debt	341,776
Investments in Equity	77,093	Income Approach	Discount Rate	7.22%	11.55%	8.38%
		Market Approach	Comparable Multiple	8.16x	16.43x	11.26x
Total Equity Investments	77,093
Investment in Investment Fund
Subordinated Loan and Member's Interest	184,141	Discounted Cash Flow	Discount Rate	8.50%	8.50%	8.50%
		Discounted Cash Flow	Default Rate	3.00%	3.00%	3.00%
		Discounted Cash Flow	Recovery Rate	65.00%	65.00%	65.00%
Total Investments in Investment Fund	184,141
Total Level 3 Investments	$1,835,094
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
Financial instruments disclosed but not carried at fair value
The following table presents the carrying value and fair value of the Company’s secured borrowings and senior unsecured notes disclosed but not carried at fair value as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured borrowings	$423,959	$423,959	$407,655	$407,655
2019 Notes	115,000	105,191	115,000	117,300
2020 Notes	75,000	69,012	75,000	75,530
Total	$613,959	$598,162	$597,655	$600,485
The carrying values of the secured borrowings generally approximate their respective fair values due to their variable interest rates. Secured borrowings are categorized as Level 3 within the hierarchy.

The carrying values of the Senior Notes approximate their respective fair values. The Senior Notes are categorized as Level 3 within the hierarchy and are valued generally using discounted cash flow analysis. The significant unobservable inputs used in the fair value measurement of the Company’s Senior Notes are discount rates. Significant increases in discount rates in isolation would result in a significantly lower fair value measurement.
The following table represents the carrying values (before debt issuance costs) and fair values of the Company’s 2015-1R Notes disclosed but not carried at fair value as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Aaa/AAA Class A-1-1-R Notes	$234,800	$227,592	$234,800	$234,941
Aaa/AAA Class A-1-2-R Notes	50,000	48,710	50,000	50,075
Aaa/AAA Class A-1-3-R Notes	25,000	23,595	25,000	24,680
AA Class A-2-R Notes	66,000	63,327	66,000	66,003
A Class B Notes	46,400	45,296	46,400	46,430
BBB- Class C Notes	27,000	26,123	27,000	26,714
Total	$449,200	$434,643	$449,200	$448,843
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

Below is a summary of the base management fees and incentive fees incurred during the three month and nine month periods ended September 30, 2022 and 2021.

	For the three month periods ended		For the nine month periods ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Base management fees	$7,262	$7,233	$21,425	$21,024
Incentive fees on pre-incentive fee net investment income	6,451	4,516	16,137	13,193
Realized capital gains incentive fees	—	—	—	—
Accrued capital gains incentive fees	—	—	—	—
Total capital gains incentive fees	—	—	—	—
Total incentive fees	6,451	4,516	16,137	13,193
Total base management fees and incentive fees	$13,713	$11,749	$37,562	$34,217
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
As of September 30, 2022 and December 31, 2021, $13,748 and $11,819, respectively, was included in base management and incentive fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
On April 3, 2013, the Investment Adviser entered into a personnel agreement with The Carlyle Group Employee Co., L.L.C. (“Carlyle Employee Co.”), an affiliate of the Investment Adviser, pursuant to which Carlyle Employee Co. provides the Investment Adviser with access to investment professionals.
Administration Agreement
On April 3, 2013, the Company's Board of Directors approved the Administration Agreement (the “Administration Agreement”) between the Company and the Administrator. Pursuant to the Administration Agreement, the Administrator provides services and receives reimbursements equal to an amount that reimburses the Administrator for its costs and expenses and the Company’s allocable portion of overhead incurred by the Administrator in performing its obligations under the Administration Agreement, including the Company’s allocable portion of the compensation paid to or compensatory distributions received by the Company’s officers (including the Chief Financial Officer, Chief Compliance Officer, and Treasurer) and respective staff who provide services to the Company, operations staff who provide services to the Company, and any internal audit staff, to the extent internal audit performs a role in the Company’s Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), internal control assessment. Reimbursement under the Administration Agreement occurs quarterly in arrears.
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
For the three month periods ended September 30, 2022 and 2021, the Company incurred $470 and $400, respectively, in fees under the Administration Agreement. For the nine month periods ended September 30, 2022 and 2021, the Company incurred $1,337 and $1,057, respectively, in fees under the Administration Agreement. These fees are included in administrative service fees in the accompanying Consolidated Statements of Operations. As of September 30, 2022 and December 31, 2021, $1,409 and $482, respectively, was unpaid and included in administrative service fees payable in the accompanying Consolidated Statements of Assets and Liabilities.

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
For the three month periods ended September 30, 2022 and 2021, the Company incurred $271 and $169, respectively, in fees under the State Street Sub-Administration Agreement. For the nine month periods ended September 30, 2022 and 2021, the Company incurred $620 and $504, respectively, in fees under the State Street Sub-Administration Agreement. These fees are included in other general and administrative expenses in the accompanying Consolidated Statements of Operations. As of September 30, 2022 and December 31, 2021, $887 and $682, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.
License Agreement
The Company has entered into a royalty free license agreement with CIM, which wholly owns our Adviser and is a wholly owned subsidiary of Carlyle, pursuant to which CIM has granted the Company a non-exclusive, revocable and non-transferable license to use the name and mark “Carlyle.”
Board of Directors
The Company’s Board of Directors currently consists of seven members, four of whom are Independent Directors. The Board of Directors has established an Audit Committee, a Pricing Committee, a Nominating and Governance Committee and a Compensation Committee, the members of each of which consist entirely of the Company’s Independent Directors. The Board of Directors may establish additional committees in the future. For the three month periods ended September 30, 2022 and 2021, the Company incurred $173 and $154, respectively, in fees and expenses associated with its Independent Directors' services on the Company's Board of Directors and its committees. For the nine month periods ended September 30, 2022 and 2021, the Company incurred $519 and $420, respectively, in fees and expenses associated with its Independent Directors' services on the Company's Board of Directors and its committees. As of September 30, 2022 and December 31, 2021, $1 and $142, respectively, in fees or expenses associated with its Independent Directors were payable, and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.
Transactions with Investment Funds
For the three and nine month periods ended September 30, 2022, the Company sold 3 and 6 investments, respectively, to Credit Fund for proceeds of $31,014 and $84,534, respectively, and realized gain (loss) of $121 and $48, respectively. For the three and nine month periods ended September 30, 2021, the Company sold 5 and 8 investments, respectively, to Credit Fund for proceeds of $67,519 and $118,204, respectively, and realized gain (loss) of $388 and $1,075, respectively. See Note 5, Middle Market Credit Fund, LLC, for further information about Credit Fund.
For the three and nine month periods ended September 30, 2022, the Company sold 5 and 9 investments, respectively, to Credit Fund II for proceeds of $27,429 and $59,222, respectively, and realized gain (loss) of $(421) and $(842), respectively. For the three and nine month periods ended September 30, 2021, the Company sold 5 and 10 investments, respectively, to Credit Fund II for proceeds of $20,923 and $40,687, respectively, and realized gain (loss) of $155 and $237, respectively. See Note 6, Middle Market Credit Fund II, LLC, for further information about Credit Fund II.

Cumulative Convertible Preferred Stock
On May 5, 2020, the Company issued and sold 2,000,000 shares of the Preferred Stock to an affiliate of Carlyle in a private placement at a price of $25 per share. For the three and nine month periods ended September 30, 2022, the Company declared and paid dividends on the Preferred Stock of $875 and $2,625, respectively. For the three and nine month periods ended September 30, 2021, the Company declared and paid dividends on the Preferred Stock of $875 and $2,625. See Note 10, Net Assets, for further information about the Preferred Stock.
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

Selected Financial Data
Since inception of Credit Fund and through September 30, 2022 and December 31, 2021, the Company and Credit Partners each made capital contributions of $1 and $1 in members’ equity, respectively, and $216,000 and $216,000 in subordinated loans, respectively, to Credit Fund. On May 25, 2021, the Company and Credit Partners received an aggregate return of capital on the subordinated loans of $46,000, of which the Company received $23,000. Below is certain summarized consolidated financial information for Credit Fund as of September 30, 2022 and December 31, 2021.

	As of
	September 30, 2022	December 31, 2021
	(unaudited)
Selected Consolidated Balance Sheet Information
ASSETS
Investments, at fair value (amortized cost of $941,134 and $940,092, respectively)	$896,207	$926,959
Cash, cash equivalents and restricted cash (1)	24,991	54,041
Other assets	8,340	7,698
Total assets	$929,538	$988,698
LIABILITIES AND MEMBERS’ EQUITY
Secured borrowings	$571,621	$600,651
Other liabilities	21,122	19,828
Subordinated loans and members’ equity (2)	336,795	368,219
Liabilities and members’ equity	$929,538	$988,698
(1) As of September 30, 2022 and December 31, 2021, $10,950 and $10,816, respectively, of Credit Fund's cash and cash equivalents was restricted.
(2) As of September 30, 2022 and December 31, 2021, the fair value of Company's ownership interest in the subordinated loans and members’ equity was $189,603 and $184,141, respectively.

	For the three month periods ended		For the nine month periods ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(unaudited)		(unaudited)
Selected Consolidated Statement of Operations Information:
Total investment income	$18,563	$17,124	$48,049	$50,951
Expenses
Interest and credit facility expenses	6,858	6,701	15,983	17,437
Other expenses	410	510	1,507	1,532
Total expenses	7,268	7,211	17,490	18,969
Net investment income (loss)	11,295	9,913	30,559	31,982
Net realized gain (loss) on investments	(189)	220	(189)	(1,473)
Net change in unrealized appreciation (depreciation) on investments	(4,757)	1,500	(31,795)	15,693
Net increase (decrease) resulting from operations	$6,349	$11,633	$(1,425)	$46,202

Below is a summary of Credit Fund’s portfolio, followed by a listing of the loans in Credit Fund’s portfolio as of September 30, 2022 and December 31, 2021:

	As of
	September 30, 2022	December 31, 2021
Senior secured loans (1)	$942,952	$942,930
Weighted average yields of senior secured loans based on amortized cost (2)	8.59%	6.04%
Weighted average yields of senior secured loans based on fair value (2)	8.96%	6.09%
Number of portfolio companies in Credit Fund	44	45
Average amount per portfolio company (1)	$21,431	$20,954
Number of loans on non-accrual status	—	—
Fair value of loans on non-accrual status	$—	$—
Percentage of portfolio at floating interest rates (3)(4)	100.0%	100.0%
Percentage of portfolio at fixed interest rates (4)	—%	—%
Fair value of loans with PIK provisions	$16,302	$—
Percentage of portfolio with PIK provisions (4)	1.8%	—%
(1)At par/principal amount.
(2)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of September 30, 2022 and December 31, 2021. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount (“OID”) and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.
(3)Floating rate debt investments are generally subject to interest rate floors.
(4)Percentages based on fair value.

Consolidated Schedule of Investments as of September 30, 2022
Investments (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
First Lien Debt (100.0% of fair value)
ACR Group Borrower, LLC	^+	(2)(3)(7)	Aerospace & Defense	LIBOR	4.50%	8.12%	3/31/2028	$37,278	$36,780	$36,368
Acrisure, LLC	+	(2)(3)	Diversified Financial Services	LIBOR	3.50%	6.62%	2/13/2027	25,182	25,162	23,294
Analogic Corporation	^+	(2)(3)(7)	Capital Equipment	LIBOR	5.25%	8.07%	6/22/2024	20,161	20,150	19,630
Anchor Packaging, Inc.	+	(2)(3)	Containers, Packaging & Glass	LIBOR	4.00%	7.12%	7/18/2026	24,284	24,210	23,464
API Technologies Corp.	+	(2)(3)	Aerospace & Defense	LIBOR	4.25%	7.92%	5/9/2026	14,512	14,471	13,227
Aptean, Inc.	+	(2)(3)	Software	LIBOR	4.25%	7.32%	4/23/2026	12,062	12,026	11,459
Avalign Technologies, Inc.	+	(2)(3)	Healthcare & Pharmaceuticals	LIBOR	4.50%	7.62%	12/22/2025	14,331	14,259	14,003
BMS Holdings III Corp.	+	(2)(3)	Construction & Building	LIBOR	5.50%	9.17%	9/30/2026	11,160	11,073	11,002
Chartis Holding, LLC	^+	(2)(3)(7)	Business Services	LIBOR	5.25%	6.38%	5/1/2025	6,911	6,911	6,862
Chemical Computing Group ULC (Canada)	^+	(2)(3)(7)	Software	LIBOR	4.50%	7.64%	8/30/2024	13,805	13,563	13,576
Diligent Corporation	^+	(2)(3)(7)	Telecommunications	LIBOR	6.25%	9.11%	8/4/2025	10,044	9,855	9,715
Divisions Holding Corporation	+	(2)(3)	Business Services	LIBOR	4.75%	7.87%	5/27/2028	24,750	24,543	23,667
DTI Holdco, Inc.	+	(2)(3)	High Tech Industries	SOFR	4.75%	7.33%	4/26/2029	30,000	29,429	28,450
Eliassen Group, LLC	+	(2)(3)	Business Services	SOFR	5.75%	9.30%	4/14/2028	19,424	19,187	19,178
EPS Nass Parent, Inc.	^+	(2)(3)(7)	Utilities: Electric	LIBOR	5.75%	9.42%	4/19/2028	33,810	33,208	32,851
EvolveIP, LLC	^+	(2)(3)(6)(7)	Telecommunications	SOFR	5.50%	9.20%	6/7/2025	40,494	40,460	39,816
Exactech, Inc.	+	(2)(3)	Healthcare & Pharmaceuticals	LIBOR	3.75%	6.87%	2/14/2025	21,138	21,071	18,882
Frontline Technologies Holdings, LLC	+	(2)(3)	Software	LIBOR	5.75%	8.89%	9/18/2023	14,552	14,277	14,552
GSM Acquisition Corp.	^+	(2)(3)(6)(7)	Leisure Products & Services	SOFR	5.00%	8.73%	11/16/2026	30,207	29,944	28,849
Heartland Home Services, Inc	+	(2)(3)	Consumer Services	LIBOR	5.75%	8.80%	12/15/2026	7,260	7,171	7,143
Heartland Home Services, Inc	+	(2)(3)(7)	Consumer Services	LIBOR	6.00%	9.12%	12/15/2026	24,317	24,233	24,121
Higginbotham Insurance Agency, Inc.	+	(2)(3)	Diversified Financial Services	LIBOR	5.25%	8.37%	11/25/2026	4,500	4,438	4,417
HMT Holding Inc.	^+	(2)(3)(6)(7)	Energy: Oil & Gas	SOFR	6.25%	9.27%	11/17/2025	32,232	32,086	30,289
Integrity Marketing Acquisition, LLC	^+	(2)(3)	Diversified Financial Services	LIBOR	5.50%	8.00%	8/27/2025	44,004	43,572	41,830
Jensen Hughes, Inc.	^+	(2)(3)(7)	Utilities: Electric	LIBOR	4.50%	7.29%	3/22/2024	34,127	34,097	33,105
K2 Insurance Services, LLC	^+	(2)(3)(7)	Diversified Financial Services	LIBOR	5.00%	8.63%	7/1/2026	12,831	12,832	12,780
KAMC Holdings, Inc.	+	(2)(3)	Energy: Electricity	LIBOR	4.00%	7.07%	8/14/2026	13,580	13,540	10,983
KBP Investments, LLC	+	(2)(3)(7)	Beverage & Food	LIBOR	5.50%	8.40%	5/25/2027	37,173	36,966	34,700
Odyssey Logistics & Technology Corp.	^+	(2)(3)	Transportation: Cargo	LIBOR	4.00%	6.81%	10/12/2024	9,530	9,512	9,196
Output Services Group	+	(2)(3)	Media: Advertising, Printing & Publishing	SOFR	5.25%, 1.50% PIK	9.80%	6/27/2026	19,168	19,145	13,519
PF Atlantic Holdco 2, LLC	+	(2)(3)	Leisure Products & Services	LIBOR	5.50%	8.77%	11/12/2027	15,435	15,196	15,167
Premise Health Holding Corp.	+	(2)(3)	Healthcare & Pharmaceuticals	LIBOR	3.75%	7.92%	7/10/2025	13,341	13,312	13,244

Consolidated Schedule of Investments as of September 30, 2022
Investments (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
QW Holding Corporation	^+	(2)(3)(7)	Environmental Industries	LIBOR	5.50%	8.05%	8/31/2026	$21,630	$21,483	$21,147
Radiology Partners, Inc.	+	(2)(3)	Healthcare & Pharmaceuticals	LIBOR	4.25%	7.32%	7/9/2025	27,686	27,619	24,173
RevSpring Inc.	+	(2)(3)	Media: Advertising, Printing & Publishing	LIBOR	4.00%	7.67%	10/11/2025	28,924	28,803	27,694
Riveron Acquisition Holdings, Inc.	+	(2)(3)	Diversified Financial Services	LIBOR	5.75%	9.42%	5/22/2025	11,314	11,314	11,314
Striper Buyer, LLC	+	(2)(3)	Containers, Packaging & Glass	LIBOR	5.50%	8.62%	12/30/2026	14,738	14,625	14,715
Turbo Buyer, Inc.	+	(2)(3)(7)	Automotive	LIBOR	6.00%	8.88%	12/2/2025	34,339	34,115	33,641
U.S. TelePacific Holdings Corp.	+	(2)(3)(6)	Telecommunications	SOFR	1.00%, 7.25% PIK	11.32%	5/2/2026	6,957	6,944	2,783
USALCO, LLC	+	(2)(3)	Chemicals, Plastics & Rubber	LIBOR	6.00%	9.67%	10/19/2027	14,883	14,625	14,300
VRC Companies, LLC	^+	(2)(3)(7)	Business Services	LIBOR	5.50%	9.25%	6/29/2027	28,965	28,599	28,093
Welocalize, Inc.	^+	(2)(3)(7)	Business Services	LIBOR	4.75%	7.87%	12/23/2024	33,885	33,617	32,764
WRE Holding Corp.	^+	(2)(3)(6)(7)	Environmental Industries	SOFR	5.25%	8.79%	1/3/2025	8,428	8,426	8,268
Yellowstone Buyer Acquisition, LLC	+	(2)(3)	Consumer Goods: Durable	LIBOR	5.75%	8.80%	9/13/2027	39,600	38,921	37,976
First Lien Debt Total									$935,770	$896,207
Equity Investments (—% of fair value)
DBI Holding, LLC	^		Transportation: Cargo					2,961	$—	$—
DBI Holding, LLC	^		Transportation: Cargo					13,996	5,364	—
Equity Investments Total									$5,364	$—
Total Investments									$941,134	$896,207

^ Denotes that all or a portion of the assets are owned by Credit Fund. Credit Fund has entered into a revolving credit facility with the Company (the “Credit Fund Facility”). Accordingly, such assets are not available to creditors of Credit Fund Sub.
+ Denotes that all or a portion of the assets are owned by Credit Fund Sub. Credit Fund Sub has entered into a revolving credit facility (the “Credit Fund Sub Facility”). The lenders of the Credit Fund Sub Facility have a first lien security interest in substantially all of the assets of Credit Fund Sub. Accordingly, such assets are not available to creditors of Credit Fund.

(1)Unless otherwise indicated, issuers of investments held by Credit Fund are domiciled in the United States. As of September 30, 2022, the geographical composition of investments as a percentage of fair value was 1.5% in Canada and 98.5% in the United States. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR, the Secured Overnight Financing Rate (“SOFR”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, Credit Fund has indicated the reference rate used and provided the spread and the interest rate in effect as of September 30, 2022. As of September 30, 2022, the reference rates for Credit Fund’s variable rate loans were the 30-day LIBOR at 3.14%, the 90-day LIBOR at 3.75%, the 180-day LIBOR at 4.23%, the 30-day SOFR at 3.04%, and the 90-day SOFR at 3.59%.
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

(6)Loans include a credit spread adjustment that ranges from 0.10% to 0.43%.
(7)As of September 30, 2022, Credit Fund and Credit Fund Sub had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

First Lien Debt – unfunded delayed draw and revolving term loans commitments	Type	Unused Fee	Par/ Principal Amount	Fair Value
ACR Group Borrower, LLC	Revolver	0.38%	$4,289	$(94)
Analogic Corporation	Revolver	0.50	339	(9)
Chartis Holding, LLC	Revolver	0.50	2,183	(12)
Chemical Computing Group ULC (Canada)	Revolver	0.50	873	(14)
Diligent Corporation	Revolver	0.50	351	(11)
EPS Nass Parent, Inc.	Delayed Draw	0.50	1,488	(39)
EPS Nass Parent, Inc.	Revolver	1.00	1,380	(36)
EvolveIP, LLC	Revolver	0.50	2,757	(43)
GSM Acquisition Corp.	Delayed Draw	1.00	825	(36)
Heartland Home Services, Inc	Revolver	0.50	771	(6)
HMT Holding Inc.	Revolver	0.50	6,173	(312)
Jensen Hughes, Inc.	Revolver	0.50	2,000	(57)
K2 Insurance Services, LLC	Revolver	0.50	1,170	(4)
KBP Investments, LLC	Delayed Draw	1.00	2,598	(162)
QW Holding Corporation	Revolver	0.50	5,498	(98)
Turbo Buyer, Inc.	Revolver	0.50	933	(18)
VRC Companies, LLC	Revolver	0.50	708	(21)
Welocalize, Inc.	Revolver	0.50	3,375	(96)
Welocalize, Inc.	Revolver	0.50	2,250	(64)
WRE Holding Corp.	Revolver	0.50	849	(15)
Total unfunded commitments			$40,810	$(1,147)

Consolidated Schedule of Investments as of December 31, 2021
Investments (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
First Lien Debt (100.0% of fair value)
ACR Group Borrower, LLC	^+	(2)(3)(6)	Aerospace & Defense	LIBOR	4.25%	5.50%	3/31/2028	$34,477	$33,913	$34,477
Acrisure, LLC	+#	(2)(3)	Banking, Finance, Insurance & Real Estate	LIBOR	3.50%	3.78%	2/13/2027	25,376	25,353	25,203
Acrisure, LLC	+	(2)(3)	Banking, Finance, Insurance & Real Estate	LIBOR	4.25%	4.75%	2/13/2027	6,700	6,650	6,687
Analogic Corporation	^+	(2)(3)(6)	Capital Equipment	LIBOR	5.25%	6.25%	6/22/2024	19,796	19,781	19,587
Anchor Packaging, Inc.	+#	(2)(3)	Containers, Packaging & Glass	LIBOR	4.00%	4.10%	7/18/2026	24,472	24,385	24,215
API Technologies Corp.	+#	(2)(3)	Aerospace & Defense	LIBOR	4.25%	4.35%	5/9/2026	14,625	14,575	14,251
Aptean, Inc.	+#	(2)(3)	Software	LIBOR	4.25%	4.35%	4/23/2026	12,157	12,113	12,087
Avalign Technologies, Inc.	+#	(2)(3)	Healthcare & Pharmaceuticals	LIBOR	4.50%	4.63%	12/22/2025	14,443	14,354	14,320
Avenu Holdings, LLC	+	(2)(3)	Sovereign & Public Finance	LIBOR	5.25%	6.25%	9/28/2024	23,350	23,350	23,350
BMS Holdings III Corp.	+	(2)(3)	Construction & Building	LIBOR	5.50%	6.50%	9/30/2026	11,244	11,143	11,071
Chartis Holding, LLC	+	(2)(3)(6)	Business Services	LIBOR	5.50%	6.50%	5/1/2025	6,964	6,964	6,964
Chemical Computing Group ULC (Canada)	^+	(2)(3)(6)	Software	LIBOR	4.50%	5.50%	8/30/2024	13,912	13,480	13,845
Chudy Group, LLC	^+	(2)(3)(6)	Healthcare & Pharmaceuticals	LIBOR	5.75%	6.75%	6/30/2027	33,021	32,465	33,657
Diligent Corporation	^+	(2)(3)(6)	Telecommunications	LIBOR	6.25%	7.25%	8/4/2025	9,049	8,816	9,228
Divisions Holding Corporation	+#	(2)(3)	Business Services	LIBOR	4.75%	5.50%	5/27/2028	24,938	24,706	24,953
DTI Holdco, Inc.	+	(2)(3)	High Tech Industries	LIBOR	4.75%	5.75%	9/30/2023	18,495	18,442	18,237
Eliassen Group, LLC	+	(2)(3)	Business Services	LIBOR	4.50%	4.60%	11/5/2024	15,159	15,103	15,152
EPS Nass Parent, Inc.	^+	(2)(3)(6)	Utilities: Electric	LIBOR	5.75%	6.75%	4/19/2028	32,846	32,169	32,507
EvolveIP, LLC	^+	(2)(3)(6)	Telecommunications	LIBOR	5.50%	6.50%	6/7/2025	40,196	40,126	39,973
Exactech, Inc.	+#	(2)(3)	Healthcare & Pharmaceuticals	LIBOR	3.75%	4.75%	2/14/2025	21,307	21,221	21,073
Excel Fitness Holdings, Inc.	+#	(2)(3)	Hotel, Gaming & Leisure	LIBOR	5.25%	6.25%	10/7/2025	24,500	24,336	24,500
Frontline Technologies Holdings, LLC	+	(2)(3)	Software	LIBOR	5.25%	6.25%	9/18/2023	14,736	14,269	14,736
GSM Acquisition Corp.	^+	(2)(3)(6)	Hotel, Gaming & Leisure	LIBOR	5.00%	6.00%	11/16/2026	25,623	25,331	25,396
Heartland Home Services, Inc	+	(2)(3)(6)	Consumer Services	LIBOR	6.00%	7.00%	12/15/2026	17,664	17,664	17,735
HMT Holding Inc.	^+	(2)(3)(6)	Energy: Oil & Gas	LIBOR	5.75%	6.75%	11/17/2023	32,484	32,245	31,086
Integrity Marketing Acquisition, LLC	^+	(2)(3)(6)	Banking, Finance, Insurance & Real Estate	LIBOR	5.50%	6.25%	8/27/2025	32,853	32,309	32,403
Jensen Hughes, Inc.	+	(2)(3)(6)	Utilities: Electric	LIBOR	4.50%	5.50%	3/22/2024	34,392	34,347	33,395
K2 Insurance Services, LLC	+	(2)(3)(6)	Banking, Finance, Insurance & Real Estate	LIBOR	5.00%	6.00%	7/1/2026	12,929	12,929	12,906
KAMC Holdings, Inc.	+#	(2)(3)	Energy: Electricity	LIBOR	4.00%	4.18%	8/14/2026	13,685	13,638	11,450
KBP Investments, LLC	+	(2)(3)(6)	Beverage, Food & Tobacco	LIBOR	5.00%	5.75%	5/25/2027	36,973	36,599	36,570

Consolidated Schedule of Investments as of December 31, 2021
Investments (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
Odyssey Logistics & Technology Corp.	+#	(2)(3)	Transportation: Cargo	LIBOR	4.00%	5.00%	10/12/2024	$9,605	$9,580	$9,509
Output Services Group	^+	(2)(3)	Media: Advertising, Printing & Publishing	LIBOR	4.50%	5.50%	3/27/2024	19,222	19,194	16,467
Premise Health Holding Corp.	+#	(2)(3)	Healthcare & Pharmaceuticals	LIBOR	3.50%	3.72%	7/10/2025	13,445	13,409	13,419
Q Holding Company	+#	(2)(3)	Automotive	LIBOR	5.00%	6.00%	12/31/2023	21,515	21,421	21,098
QW Holding Corporation	^+	(2)(3)(6)	Environmental Industries	LIBOR	6.25%	7.25%	8/31/2024	14,116	13,887	13,645
Radiology Partners, Inc.	+#	(2)(3)	Healthcare & Pharmaceuticals	LIBOR	4.25%	4.36%	7/9/2025	27,686	27,603	27,245
RevSpring Inc.	+#	(2)(3)	Media: Advertising, Printing & Publishing	LIBOR	4.25%	4.47%	10/11/2025	29,149	29,001	29,067
Striper Buyer, LLC	+	(2)(3)	Containers, Packaging & Glass	LIBOR	5.50%	6.25%	12/30/2026	14,850	14,720	14,850
Turbo Buyer, Inc.	+	(2)(3)(6)	Automotive	LIBOR	6.00%	7.00%	12/2/2025	13,960	13,960	13,661
U.S. TelePacific Holdings Corp.	+	(2)(3)	Telecommunications	LIBOR	5.50%	6.50%	5/2/2023	6,660	6,643	4,995
USALCO, LLC	+	(2)(3)	Chemicals, Plastics & Rubber	LIBOR	6.00%	7.00%	10/19/2027	14,995	14,704	14,704
VRC Companies, LLC	^+	(2)(3)(6)	Business Services	LIBOR	5.50%	6.25%	6/29/2027	26,520	26,103	26,162
Welocalize, Inc.	+	(2)(3)(6)	Business Services	LIBOR	4.75%	5.75%	12/23/2024	34,201	33,868	33,444
WRE Holding Corp.	^+	(2)(3)(6)	Environmental Industries	SOFR	5.50%	6.50%	1/3/2025	8,740	8,724	8,584
Yellowstone Buyer Acquisition, LLC	+	(2)(3)	Consumer Goods: Durable	LIBOR	5.75%	6.75%	9/13/2027	39,900	39,135	39,095
First Lien Debt Total									$934,728	$926,959
Equity Investments (0.0% of fair value)
DBI Holding, LLC	^		Transportation: Cargo					2,961	$—	$—
DBI Holding, LLC	^		Transportation: Cargo					13,996	5,364	—
Equity Investments Total									$5,364	$—
Total Investments									$940,092	$926,959
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
Debt
The Credit Fund, Credit Fund Sub and Credit Fund Warehouse II are party to separate credit facilities as described below. As of September 30, 2022 and December 31, 2021, Credit Fund, Credit Fund Sub and Credit Fund Warehouse II were in compliance with all covenants and other requirements of their respective credit facility agreements. Below is a summary of the borrowings and repayments under the credit facilities for the three month and nine month periods ended September 30, 2022 and 2021, and the outstanding balances under the credit facilities for the respective periods.

	Credit Fund Facility		Credit Fund Sub Facility		Credit Fund Warehouse II Facility
	2022	2021	2022	2021	2022	2021
Three Month Periods Ended September 30,
Outstanding Borrowing, beginning of period	$—	$—	$532,621	$515,121	$—	$82,163
Borrowings	—	—	51,000	167,500	—	44,250
Repayments	—	—	(12,000)	(52,000)	—	—
Outstanding Borrowing, end of period	$—	$—	$571,621	$630,621	$—	$126,413

Nine Month Periods Ended September 30,
Outstanding Borrowing, beginning of period	$—	$—	$514,621	$420,859	$86,030	$93,402
Borrowings	—	—	138,000	393,000	—	52,250
Repayments	—	—	(81,000)	(183,238)	(86,030)	(19,239)
Outstanding Borrowing, end of period	$—	$—	$571,621	$630,621	$—	$126,413

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
Credit Fund Warehouse II Facility. On August 16, 2019, Credit Fund Warehouse II closed on a revolving credit facility (the “Credit Fund Warehouse II Facility”) with lenders. The Credit Fund Warehouse II Facility provides for secured borrowings during the applicable revolving period up to an amount equal to $150,000. The Credit Fund Warehouse II Facility is secured by a first lien security interest in substantially all of the portfolio investments held by Credit Fund Warehouse II Facility. The maturity date of the Credit Fund Warehouse II Facility was August 16, 2022 and Credit Fund Warehouse II repaid all outstanding amounts on June 28, 2022. Amounts borrowed under the Credit Fund Warehouse II Facility during the first 12 months bore interest at a rate of LIBOR plus 1.05%, and amounts borrowed in the second 12 months bore interest at LIBOR plus 1.15%. Other amounts borrowed under the Credit Fund Warehouse II Facility bore interest at a rate of LIBOR plus 1.50%.
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
Credit Fund II Senior Notes
On November 3, 2020 and as amended on December 29, 2021 and June 30, 2022, Credit Fund II Sub closed on the Credit Fund II Senior Notes (the “Credit Fund II Senior Notes”) with lenders. The Credit Fund II Senior Notes provides for secured borrowings totaling $157,500 with two tranches, A-1 and A-2 outstanding. The facility is secured by a first lien security interest in substantially all of the portfolio investments held by Credit Fund II Sub. The maturity date of the Credit Fund II Senior Notes Sub Facility is November 3, 2030. Amounts issued for the Class A-1 notes totaled $147,500 and bear interest at a rate of Term SOFR plus 2.85% (LIBOR plus 2.70% prior to the June 30, 2022 amendment), and amounts issued for the Class A-2 notes totaled $10,000 and bear interest at Term SOFR plus 3.35% (LIBOR plus 3.20% prior to the June 30, 2022 amendment). The A-1 Notes were rated AAA, and the A-2 Notes were rated AA by DBRS Morningstar. The terms of the Credit Fund II Senior Notes provide that as loans pay down, up to $100,000 is available from principal proceeds for reinvestment ($50,000 prior to the June 30, 2022 amendment), and then the investment principal proceeds are used to directly pay down the principal balance on the Credit Fund II Senior Notes. As of September 30, 2022 and December 31, 2021, Credit Fund II Sub was in compliance with all covenants and other requirements of its respective credit agreements.
Selected Financial Data
Since inception of Credit Fund II and through September 30, 2022, the Company and CCLF made capital contributions of $78,096 and $12,709 in members’ equity, respectively, to Credit Fund II. Below is certain summarized consolidated information for Credit Fund II as of September 30, 2022 and December 31, 2021.

	As of
	September 30, 2022	December 31, 2021
ASSETS
Investments, at fair value (amortized cost of $241,485 and $238,615, respectively)	$238,651	$239,289
Cash and cash equivalents(1)	10,514	10,092
Other assets	4,125	5,606
Total assets	$253,290	$254,987
LIABILITIES AND MEMBERS’ EQUITY
Notes payable, net of unamortized debt issuance costs of $746 and $802, respectively	$156,754	$156,698
Other liabilities	7,350	5,557
Total members' equity (2)	89,186	92,732
Total liabilities and members’ equity	$253,290	$254,987
(1) As of September 30, 2022 and December 31, 2021, all of Credit Fund II's cash and cash equivalents was restricted.

(2) As of September 30, 2022 and December 31, 2021, the fair value of Company's ownership interest in the members' equity was $74,997 and $77,958, respectively.

	For the three month period ended		For the nine month period ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(unaudited)		(unaudited)
Selected Consolidated Statement of Operations Information:
Total investment income	5,183	$4,838	14,263	$14,205
Expenses
Interest and credit facility expenses	2,076	1,190	4,756	3,588
Other expenses	199	177	545	558
Total expenses	2,275	1,367	5,301	4,146
Net investment income (loss)	2,908	3,471	8,962	10,059
Net change in unrealized appreciation (depreciation) on investments	(908)	(850)	(3,508)	(138)
Net increase (decrease) resulting from operations	2,000	$2,621	5,454	$9,921

Below is a summary of Credit Fund II’s portfolio, followed by a listing of the loans in Credit Fund II’s portfolio as of September 30, 2022 and December 31, 2021:

	As of
	September 30, 2022	December 31, 2021
Senior secured loans (1)	$244,688	$240,878
Weighted average yields of senior secured loans based on amortized cost (2)	9.57%	7.26%
Weighted average yields of senior secured loans based on fair value (2)	9.68%	7.24%
Number of portfolio companies in Credit Fund II	34	36
Average amount per portfolio company (1)	$7,197	$6,691
Percentage of portfolio at floating interest rates (3) (4)	97.8%	97.7%
Percentage of portfolio at fixed interest rates (4)	2.2%	2.3%
Fair value of loans with PIK provisions	$11,894	$17,453
Percentage of portfolio with PIK provisions (4)	5.0%	7.3%
(1)At par/principal amount.
(2)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of September 30, 2022 and December 31, 2021. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.
(3)Floating rate debt investments are generally subject to interest rate floors.
(4)Percentages based on fair value.

Consolidated Schedule of Investments as of September 30, 2022
Investments (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
First Lien Debt (89.5% of fair value)
Airnov, Inc.	^	(2)(3)	Containers, Packaging & Glass	LIBOR	5.00%	8.58%	12/19/2025	$9,870	$9,858	$9,833
Alpine Acquisition Corp II	^	(2)(3)(7)	Transportation: Cargo	SOFR	5.50%	8.42%	11/30/2026	3,300	3,190	3,181
American Physician Partners, LLC	^	(2)(3)	Healthcare & Pharmaceuticals	LIBOR	6.75%, 3.50% PIK	13.39%	10/21/2022	8,968	8,968	8,939
Appriss Health, LLC	^	(2)(3)	Healthcare & Pharmaceuticals	LIBOR	7.25%	9.93%	5/6/2027	7,512	7,379	7,338
Apptio, Inc.	^	(2)(3)	Software	LIBOR	6.00%	8.46%	1/10/2025	5,357	5,309	5,357
Aurora Lux FinCo S.Á.R.L. (Luxembourg)	^	(2)(3)	Software	LIBOR	6.00%	8.78%	12/24/2026	4,322	4,250	4,065
BMS Holdings III Corp.	^	(2)(3)	Construction & Building	LIBOR	5.50%	9.17%	9/30/2026	3,250	3,199	3,204
Chartis Holding, LLC	^	(2)(3)	Business Services	LIBOR	5.25%	6.38%	5/1/2025	9,848	9,835	9,796
Comar Holding Company, LLC	^	(2)(3)	Containers, Packaging & Glass	LIBOR	5.75%	9.39%	6/18/2024	8,642	8,588	8,269
Cority Software Inc. (Canada)	^	(2)(3)	Software	SOFR	5.50%	7.78%	7/2/2026	8,646	8,543	8,569
Dwyer Instruments, Inc.	^	(2)(3)	Capital Equipment	LIBOR	6.00%	9.38%	7/21/2027	9,939	9,885	9,797
EvolveIP, LLC	^	(2)(3)(7)	Telecommunications	SOFR	5.50%	9.20%	6/7/2025	8,643	8,639	8,508
Harbour Benefit Holdings, Inc.	^	(2)(3)	Business Services	LIBOR	5.25%	8.79%	12/13/2024	9,926	9,903	9,891
Hoosier Intermediate, LLC	^	(2)(3)	Healthcare & Pharmaceuticals	LIBOR	5.50%	8.56%	11/15/2028	6,463	6,270	6,135
Integrity Marketing Acquisition, LLC	^	(2)(3)	Diversified Financial Services	LIBOR	5.75%	8.85%	8/27/2025	4,883	4,718	4,655
Integrity Marketing Acquisition, LLC	^	(2)(3)	Diversified Financial Services	LIBOR	5.50%	8.00%	8/27/2025	4,546	4,366	4,321
K2 Insurance Services, LLC	^	(2)(3)	Diversified Financial Services	LIBOR	5.00%	8.63%	7/1/2026	8,944	8,850	8,911
Material Holdings, LLC	^	(2)(3)	Business Services	SOFR	6.00%	9.64%	8/19/2027	7,920	7,846	7,561
Maverick Acquisition, Inc.	^	(2)(3)	Aerospace & Defense	LIBOR	6.25%	9.92%	6/1/2027	7,920	7,774	7,069
NMI AcquisitionCo, Inc.	^	(2)(3)	High Tech Industries	LIBOR	5.75%	8.87%	9/6/2025	8,640	8,640	8,435
PF Atlantic Holdco 2, LLC	^	(2)(3)	Leisure Products & Services	LIBOR	5.50%	8.77%	11/12/2027	9,975	9,669	9,802
QW Holding Corporation	^	(2)(3)	Environmental Industries	LIBOR	5.50%	8.05%	8/31/2026	9,973	9,825	9,796
Riveron Acquisition Holdings, Inc.	^	(2)(3)	Diversified Financial Services	LIBOR	5.75%	9.42%	5/22/2025	8,111	8,032	8,111
RSC Acquisition, Inc.	^	(2)(3)(7)	Diversified Financial Services	SOFR	5.50%	8.38%	11/1/2026	8,337	8,231	7,983
TCFI Aevex LLC	^	(2)(3)	Aerospace & Defense	LIBOR	6.00%	8.69%	3/18/2026	1,688	1,667	1,407
Turbo Buyer, Inc.	^	(2)(3)	Automotive	LIBOR	6.00%	8.88%	12/2/2025	8,029	7,913	7,870
U.S. Legal Support, Inc.	^	(2)(3)(7)	Business Services	SOFR	5.75%	9.29%	11/30/2024	6,186	6,178	6,082
US INFRA SVCS Buyer, LLC	^	(2)(3)	Environmental Industries	LIBOR	6.50%, 0.25% PIK	8.78%	4/13/2026	3,111	3,071	2,955
Westfall Technik, Inc.	^	(2)(3)	Chemicals, Plastics & Rubber	SOFR	6.25%	9.80%	9/13/2024	6,433	6,374	6,304

Consolidated Schedule of Investments as of September 30, 2022
Investments (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
Wineshipping.com LLC	^	(2)(3)	Beverage & Food	LIBOR	5.75%	7.63%	10/29/2027	$9,975	$9,618	$9,483
First Lien Debt Total									$216,588	$213,627
Second Lien Debt (10.5% of fair value)
AI Convoy S.A.R.L (United Kingdom)	^	(2)(3)	Aerospace & Defense	LIBOR	8.25%	9.80%	1/17/2028	$5,514	$5,422	$5,734
AP Plastics Acquisition Holdings, LLC	^	(2)(3)	Chemicals, Plastics & Rubber	LIBOR	7.50%	10.49%	8/10/2029	4,500	4,417	4,406
AQA Acquisition Holdings, Inc.	^	(2)(3)	High Tech Industries	LIBOR	7.50%	10.57%	3/3/2029	5,000	4,890	4,843
Quartz Holding Company	^	(2)(3)	Software	LIBOR	8.00%	11.12%	4/2/2027	4,852	4,789	4,821
World 50, Inc.	^	(6)	Business Services	FIXED	11.50%	11.50%	1/9/2027	5,465	5,379	5,220
Second Lien Debt Total									$24,897	$25,024
Total Investments									$241,485	$238,651
^ Denotes that all or a portion of the assets are owned by Credit Fund II Sub. Credit Fund II Sub has entered into the Credit Fund II Sub Notes. The lenders of the Credit Fund II Sub Notes have a first lien security interest in substantially all of the assets of Credit Fund II Sub. Accordingly, such assets are not available to creditors of Credit Fund II.
(1)    Unless otherwise indicated, issuers of investments held by Credit Fund II are domiciled in the United States. As of September 30, 2022, the geographical composition of investments as a percentage of fair value was 3.6% in Canada, 1.7% in Luxembourg, 2.4% in the United Kingdom and 92.3% in the United States. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR, the Secured Overnight Financing Rate (“SOFR”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, Credit Fund II has indicated the reference rate used and provided the spread and the interest rate in effect as of September 30, 2022. As of September 30, 2022, the reference rates for Credit Fund II's variable rate loans were the 30-day LIBOR at 3.14%, the 90-day LIBOR at 3.75%, the 180-day LIBOR at 4.23%, the 30-day SOFR at 3.04%, and the 90-day SOFR at 3.59%.
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
(6)Represents a corporate mezzanine loan, which is subordinated to senior secured term loans of the portfolio company.
(7)Loans include a credit spread adjustment that ranges from 0.10% to 0.25%.

Consolidated Schedule of Investments as of December 31, 2021
Investments (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
First Lien Debt (87.0% of fair value)
Airnov, Inc.	^	(2)(3)	Containers, Packaging & Glass	LIBOR	5.00%	6.00%	12/19/2025	$9,946	$9,930	$9,946
American Physician Partners, LLC	^	(2)(3)	Healthcare & Pharmaceuticals	LIBOR	6.75%, 1.50% PIK	9.25%	2/21/2022	8,415	8,415	8,415
Appriss Health, LLC	^	(2)(3)	Healthcare & Pharmaceuticals	LIBOR	7.25%	8.25%	5/6/2027	1,197	1,178	1,198
Apptio, Inc.	^	(2)(3)	Software	LIBOR	7.25%	8.25%	1/10/2025	5,357	5,295	5,357
Aurora Lux FinCo S.Á.R.L. (Luxembourg)	^	(2)(3)	Software	LIBOR	6.00%	7.00%	12/24/2026	4,355	4,273	3,924
Avenu Holdings, LLC	^	(2)(3)	Sovereign & Public Finance	LIBOR	5.25%	6.25%	9/28/2024	987	980	987
BMS Holdings III Corp.	^	(2)(3)	Construction & Building	LIBOR	5.50%	6.50%	9/30/2026	3,275	3,216	3,224
Captive Resources Midco, LLC	^	(2)(3)	Banking, Finance, Insurance & Real Estate	LIBOR	5.50%	6.25%	5/31/2027	8,193	8,108	8,147
Chartis Holding, LLC	^	(2)(3)	Business Services	LIBOR	5.50%	6.50%	5/1/2025	9,924	9,907	9,924
Comar Holding Company, LLC	^	(2)(3)	Containers, Packaging & Glass	LIBOR	5.75%	6.75%	6/18/2024	8,710	8,632	8,536
Cority Software Inc. (Canada)	^	(2)(3)	Software	LIBOR	5.00%	6.00%	7/2/2026	8,712	8,591	8,707
Dwyer Instruments, Inc	^	(2)(3)	Capital Equipment	LIBOR	5.50%	6.25%	7/21/2027	10,000	9,939	9,974
Ethos Veterinary Health LLC	^	(2)(3)	Consumer Services	LIBOR	4.75%	4.85%	5/15/2026	8,134	8,080	8,134
EvolveIP, LLC	^	(2)(3)	Telecommunications	LIBOR	5.50%	6.50%	6/7/2025	8,710	8,701	8,666
Harbour Benefit Holdings, Inc.	^	(2)(3)	Business Services	LIBOR	5.25%	6.25%	12/13/2024	4,717	4,707	4,669
K2 Insurance Services, LLC	^	(2)(3)	Banking, Finance, Insurance & Real Estate	LIBOR	5.00%	6.00%	7/1/2026	9,012	8,914	8,998
Kaseya, Inc.	^	(2)(3)	High Tech Industries	LIBOR	5.50%, 1.00% PIK	7.50%	5/3/2025	9,092	8,987	9,038
Material Holdings, LLC	^	(2)(3)	Business Services	LIBOR	5.75%	6.50%	8/19/2027	7,980	7,896	7,891
Maverick Acquisition, Inc.	^	(2)(3)	Aerospace & Defense	LIBOR	6.00%	7.00%	6/1/2027	7,980	7,814	7,808
National Technical Systems, Inc.	^	(2)(3)	Aerospace & Defense	LIBOR	5.50%	6.50%	6/12/2023	8,733	8,720	8,733
NMI AcquisitionCo, Inc.	^	(2)(3)	High Tech Industries	LIBOR	5.75%	6.50%	9/6/2025	8,708	8,680	8,601
Redwood Services Group, LLC	^	(2)(3)	High Tech Industries	LIBOR	6.00%	7.00%	6/6/2024	8,736	8,724	8,737
Riveron Acquisition Holdings, Inc.	^	(2)(3)	Banking, Finance, Insurance & Real Estate	LIBOR	5.75%	6.75%	5/22/2025	8,173	8,074	8,173
RSC Acquisition, Inc.	^	(2)(3)	Banking, Finance, Insurance & Real Estate	LIBOR	5.50%	6.25%	11/1/2026	8,401	8,277	8,434
Superior Health Linens, LLC	^	(2)(3)	Business Services	LIBOR	6.50%	7.50%	3/31/2022	6,875	6,875	6,875
TCFI Aevex LLC	^	(2)(3)	Aerospace & Defense	LIBOR	6.00%	7.00%	3/18/2026	1,701	1,676	1,458
Turbo Buyer, Inc.	^	(2)(3)	Automotive	LIBOR	6.00%	7.00%	12/2/2025	8,091	7,950	7,929
US INFRA SVCS Buyer, LLC	^	(2)(3)	Environmental Industries	LIBOR	6.50%	7.50%	4/13/2026	3,267	3,217	3,189

Consolidated Schedule of Investments as of December 31, 2021
Investments (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
USLS Acquisition, Inc.	^	(2)(3)	Business Services	LIBOR	5.50%	6.50%	11/30/2024	$6,234	$6,223	$6,165
Westfall Technik, Inc.	^	(2)(3)	Chemicals, Plastics & Rubber	LIBOR	5.75%	6.75%	9/13/2024	6,418	6,337	6,359
First Lien Debt Total									$208,316	$208,196
Second Lien Debt (13.0%) of fair value)
AI Convoy S.A.R.L (United Kingdom)	^	(2)(3)	Aerospace & Defense	LIBOR	8.25%	9.25%	1/17/2028	$5,514	$5,413	$5,720
AP Plastics Acquisition Holdings, LLC	^	(2)(3)	Chemicals, Plastics & Rubber	LIBOR	7.50%	8.25%	8/10/2029	4,500	4,410	4,526
AQA Acquisition Holdings, Inc.	^	(2)(3)	High Tech Industries	LIBOR	7.50%	8.00%	3/3/2029	5,000	4,881	5,004
Quartz Holding Company	^	(2)(3)	Software	LIBOR	8.00%	8.10%	4/2/2027	4,852	4,781	4,852
Tank Holding Corp.	^	(2)(3)	Capital Equipment	LIBOR	8.25%	8.35%	3/26/2027	5,514	5,446	5,569
World 50, Inc.	^	(6)	Business Services	FIXED	11.50%	11.50%	1/9/2027	5,465	5,368	5,422
Second Lien Debt Total									$30,299	$31,093
Total Investments									$238,615	$239,289
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
7. BORROWINGS
The Company is party to the Credit Facility as described below. In accordance with the Investment Company Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 150% after such borrowing. For the purposes of the asset coverage ratio under the Investment Company Act, the Preferred Stock, as defined in Note 1, is considered a senior security and is included in the denominator of the calculation. As of September 30, 2022 and December 31, 2021, asset coverage was 179.56% and 181.94%, respectively.
Below is a summary of the borrowings and repayments under the Credit Facility for the three month and nine month periods ended September 30, 2022 and 2021, and the outstanding balances under the Facilities for the respective periods.

	For the three month periods ended		For the nine month periods ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Outstanding Borrowing, beginning of period	$443,395	$365,060	$407,655	$347,949
Borrowings	111,011	157,552	313,511	337,031
Repayments	(125,000)	(95,000)	(284,746)	(257,500)
Foreign currency translation	(5,447)	(2,067)	(12,461)	(1,935)
Outstanding Borrowing, end of period	$423,959	$425,545	$423,959	$425,545

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
Subject to certain exceptions, the Credit Facility is secured by a first lien security interest in substantially all of the portfolio investments held by the Company. The Credit Facility includes customary covenants, including certain financial covenants related to asset coverage, shareholders’ equity and liquidity, certain limitations on the incurrence of additional indebtedness and liens, and other maintenance covenants, as well as usual and customary events of default for senior secured revolving credit facilities of this nature. As of September 30, 2022 and December 31, 2021, the Company was in compliance with all covenants and other requirements of the Credit Facility.
Summary of the Credit Facility
The Credit Facility consisted of the following as of September 30, 2022 and December 31, 2021:

	September 30, 2022
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Credit Facility	$688,000	$423,959	$264,041	$265,350
Total	$688,000	$423,959	$264,041	$265,350

	December 31, 2021
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Credit Facility	$688,000	$407,655	$280,345	$280,706
Total	$688,000	$407,655	$280,345	$280,706
(1)The unused portion is the amount upon which commitment fees are based.
(2)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.

For the three month and nine month periods ended September 30, 2022 and 2021, the components of interest expense and credit facility fees were as follows:

	For the three month periods ended		For the nine month periods ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Interest expense	$4,292	$2,638	$9,395	$6,809
Facility unused commitment fee	175	243	805	885
Amortization of deferred financing costs	271	192	746	574
Total interest expense and credit facility fees	$4,738	$3,073	$10,946	$8,268
Cash paid for interest expense	$2,242	$2,730	$7,717	$7,094

Average principal debt outstanding	$423,487	$432,039	$385,509	$376,421
Weighted average interest rate	3.97%	2.39%	3.21%	2.39%

As of September 30, 2022 and December 31, 2021, the components of interest and credit facilities payable were as follows:

	As of
	September 30, 2022	December 31, 2021
Interest expense payable	$875	$264
Unused commitment fees payable	—	3
Other credit facility fees payable	25	—
Interest and credit facilities payable	$900	$267

Weighted average interest rate (based on floating benchmark rates)	4.28%	2.39%

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
The interest rate on the Senior Notes is subject to increase (up to an additional 1.00% over the stated rate of such notes) in the event that, subject to certain exceptions, the Senior Notes cease to have an investment grade rating. The Company is obligated to offer to repay the notes at par if certain change in control events occur. The Senior Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. Interest expense on the Senior Notes for the three month periods ended September 30, 2022 and 2021 was $2,210 and $2,209, respectively. Interest expense on the Senior Notes for the nine month periods ended September 30, 2022 and 2021 was $6,628 and $6,628, respectively.
The note purchase agreement, as supplemented by the first supplement, for the Senior Notes contains customary terms and conditions for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a business development company within the meaning of the Investment Company Act and a regulated investment company under the Code, minimum asset coverage ratio and interest coverage ratio, and prohibitions on certain fundamental changes at the Company or any subsidiary guarantor, as well as customary events of default with customary cure and notice, including, without limitation, nonpayment, breach of covenant, material breach of representation or warranty under the note purchase agreement, cross-acceleration under other indebtedness of the Company or certain significant subsidiaries, certain judgments and orders, and certain events of bankruptcy. As of September 30, 2022, the Company was in compliance with these terms and conditions.

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
The Investment Adviser serves as collateral manager to the 2015-1 Issuer under a collateral management agreement (the “Collateral Management Agreement”). Pursuant to the Collateral Management Agreement, the 2015-1 Issuer pays management fees (comprised of base management fees, subordinated management fees and incentive management fees) to the Investment Adviser for rendering collateral management services. As per the Collateral Management Agreement, for the period the Company retains all of the 2015-1 Issuer Preferred Interests, the Investment Adviser does not earn management fees for providing such collateral management services. The Company currently retains all of the 2015-1 Issuer Preferred Interests, thus the Investment Adviser did not earn any management fees from the 2015-1 Issuer for the three and nine month periods ended September 30, 2022 and 2021. Any such waived fees may not be recaptured by the Investment Adviser.
Pursuant to an undertaking by the Company in connection with the 2015-1 Debt Securitization Refinancing, the Company has agreed to hold on an ongoing basis the 2015-1 Issuer Preferred Interests with an aggregate dollar purchase price at least equal to 5% of the aggregate outstanding amount of all collateral obligations by the 2015-1 Issuer for so long as any securities of the 2015-1 Issuer remain outstanding. As of September 30, 2022, the Company was in compliance with its undertaking.
The 2015-1 Issuer pays ongoing administrative expenses to the trustee, independent accountants, legal counsel, rating agencies and independent managers in connection with developing and maintaining reports, and providing required services in connection with the administration of the 2015-1 Issuer.
As of September 30, 2022, the 2015-1R Notes were secured by 67 first lien and second lien senior secured loans with a total fair value of approximately $550,981 and cash of $29,643. The pool of loans in the securitization must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture governing the 2015-1R Notes.
For the nine month periods ended September 30, 2022 and 2021, the effective annualized weighted average interest rates, which include amortization of debt issuance costs on the 2015-1R Notes, were 3.27% and 2.33%, respectively, based on floating LIBOR rates. As of September 30, 2022 and December 31, 2021 the weighted average interest rates were 4.52% and 2.27% respectively, based on floating LIBOR rates.
For the for the three and nine month periods ended September 30, 2022 and 2021, the components of interest expense on the 2015-1R Notes were as follows:

	For the three month periods ended		For the nine month periods ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Interest expense	$4,927	$2,609	$10,964	$7,926
Amortization of deferred financing costs	62	63	185	186
Total interest expense and credit facility fees	$4,989	$2,672	$11,149	$8,112
Cash paid for interest expense	$5,293	$2,637	$10,558	$8,028

As of September 30, 2022 and December 31, 2021, $4,340 and $2,200, respectively, of interest expense was included in interest and credit facility fees payable.

9. COMMITMENTS AND CONTINGENCIES
A summary of significant contractual payment obligations was as follows as of September 30, 2022 and December 31, 2021:

Payment Due by Period	September 30, 2022	December 31, 2021
Less than one year	$—	$—
1-3 years	190,000	190,000
3-5 years	423,959	407,655
More than 5 years	449,200	449,200
Total	$1,063,159	$1,046,855
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of September 30, 2022 and December 31, 2021 for any such exposure.
The Company has in the past, currently is and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments.
The Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par Value as of
	September 30, 2022	December 31, 2021
Unfunded delayed draw commitments	$111,141	$112,985
Unfunded revolving loan commitments	74,804	67,513
Total unfunded commitments	$185,945	$180,498

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
    The Preferred Stock is convertible, in whole or in part, at the option of the holder of the Preferred Stock into the number of shares of common stock equal to the Liquidation Preference plus any accumulated but unpaid dividends, divided by an initial conversion price of $9.50, subject to certain adjustments to prevent dilution as set forth in the Company's articles supplementary (the “Articles Supplementary”) that establishes the terms of the Preferred Stock. The conversion price as of September 30, 2022 was $9.37. At any time after May 5, 2023, the Company, with the approval of the Board of Directors, including a majority of the Independent Directors, will have the option to redeem all of the Preferred Stock for cash consideration equal to the Liquidation Preference plus any accumulated but unpaid dividends. The holders of the Preferred Stock will have the right to convert all or a portion of their shares of Preferred Stock prior to the date fixed for such redemption. At any time after May 5, 2027, the holders of the Preferred Stock will have the option to require the Company to redeem any or all of the then-outstanding Preferred Stock upon 90 days’ notice. The form of consideration used in any such redemption is at the option of the Board of Directors, including a majority of the Independent Directors, and may be cash consideration equal to the Liquidation Preference plus any accumulated but unpaid dividends, or shares of common stock. Holders also have the right to redeem the Preferred Stock upon a Change in Control (as defined in the Articles Supplementary).

The following table summarizes the Company’s dividends declared on the Preferred Stock during the prior year and the current fiscal year to-date. Unless otherwise noted, dividends were declared and paid, or are payable, in cash.

Date Declared	Record Date	Payment Date	Per Share Amount
March 31, 2021	March 31, 2021	March 31, 2021	0.438
June 30, 2021	June 30, 2021	June 30, 2021	0.438
September 30, 2021	September 30, 2021	September 30, 2021	0.438
December 29, 2021	December 31, 2021	December 31, 2021	0.438
March 25, 2022	March 31, 2022	March 31, 2022	0.438
June 27, 2022	June 30, 2022	June 30, 2022	0.438
September 22, 2022	September 30, 2022	September 30, 2022	0.438
Total			$3.066
Company Stock Repurchase Program
On August 1, 2022, the Company's Board of Directors approved the continuation of the Company's stock repurchase program (the “Company Stock Repurchase Program”) until November 5, 2023, or until the approved dollar amount has been used to repurchase shares of common stock, and increased the size of the Company Stock Repurchase Program by $50 million to an aggregate amount of $200 million. This program may be suspended, extended, modified or discontinued by the Company at any time, subject to applicable law. The Company's Stock Repurchase Program was originally approved by the Company's Board of Directors on November 5, 2018 and announced on November 6, 2018. Since the inception of the Company Stock Repurchase Program through September 30, 2022, the Company has repurchased 10,951,887 shares of the Company's common stock at an average cost of $13.37 per share, or $146,407 in the aggregate, resulting in accretion to net assets per share of $0.60.
Changes in Net Assets
For the three and nine month periods ended September 30, 2022, the Company repurchased and extinguished 531,439 and 1,525,682 shares, respectively, for $7,144 and $21,120, respectively. The following tables summarize capital activity for the three and nine month periods ended September 30, 2022:

	Preferred Stock		Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount	Shares	Amount
Balance, July 1, 2022	2,000,000	$50,000	52,148,211	$521	$1,038,462	$(1,633)	$23,268	$(117,811)	$(66,314)	$926,493
Repurchase of common stock	—	—	(531,439)	(4)	(7,140)	—	—	—	—	(7,144)
Net investment income (loss)	—	—	—	—	—	—	31,153	—	—	31,153
Net realized gain (loss)	—	—	—	—	—	—	—	(4,579)	—	(4,579)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	—	—	—	11,256	11,256
Dividends declared on common stock and preferred stock	—	—	—	—	—	—	(21,528)	—	—	(21,528)
Balance, September 30, 2022	2,000,000	$50,000	51,616,772	$517	$1,031,322	$(1,633)	$32,893	$(122,390)	$(55,058)	$935,651

	Preferred Stock		Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount	Shares	Amount
Balance, January 1, 2022	2,000,000	$50,000	53,142,454	$532	$1,052,427	$(1,633)	$19,562	$(123,297)	$(48,787)	$948,804
Repurchase of common stock	—	—	(1,525,682)	(15)	(21,105)	—	—	—	—	(21,120)
Net investment income (loss)	—	—	—	—	—	—	78,542	—	—	78,542
Net realized gain (loss)	—	—	—	—	—	—	—	907	—	907
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	—	—	—	(6,271)	(6,271)
Dividends declared on common stock and preferred stock	—	—	—	—	—	—	(65,211)	—	—	(65,211)
Balance, September 30, 2022	2,000,000	$50,000	51,616,772	$517	$1,031,322	$(1,633)	$32,893	$(122,390)	$(55,058)	$935,651
For the three and nine month periods ended September 30, 2021, the Company repurchased and extinguished 495,871 and 1,605,865 shares, respectively, for $6,770 and $20,497 respectively. The following tables summarize capital activity for the three and nine month periods ended September 30, 2021:

	Preferred Stock		Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount	Shares	Amount
Balance, July 1, 2021	2,000,000	$50,000	54,210,315	$542	$1,067,720	$(1,633)	$15,307	$(136,653)	$(70,452)	$924,831
Repurchase of common stock	—	—	(495,871)	(5)	(6,765)	—	—	—	—	(6,770)
Net investment income (loss)	—	—	—	—	—	—	22,086	—	—	22,086
Net realized gain (loss)	—	—	—	—	—	—	—	7,556	—	7,556
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	—	—	—	17,978	17,978
Dividends declared	—	—	—	—	—	—	(21,287)	—	—	(21,287)
Balance, September 30, 2021	2,000,000	$50,000	53,714,444	$537	$1,060,955	$(1,633)	$16,106	$(129,097)	$(52,474)	$944,394

	Preferred Stock		Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount	Shares	Amount
Balance, January 1, 2021	2,000,000	$50,000	55,320,309	$553	$1,081,436	$(1,633)	$14,568	$(140,133)	$(103,428)	$901,363
Repurchase of common stock	—	—	(1,605,865)	(16)	(20,481)	—	—	—	—	(20,497)
Net investment income (loss)	—	—	—	—	—	—	64,402	—	—	64,402
Net realized gain (loss)	—	—	—	—	—	—	—	11,036	—	11,036
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	—	—	—	50,954	50,954
Dividends declared	—	—	—	—	—	—	(62,864)	—	—	(62,864)
Balance, September 30, 2021	2,000,000	$50,000	53,714,444	$537	$1,060,955	$(1,633)	$16,106	$(129,097)	$(52,474)	$944,394
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

	For the three month period ended September 30, 2022		For the nine month period ended September 30, 2022
	Basic	Diluted	Basic	Diluted
Net increase (decrease) in net assets resulting from operations attributable to Common Stockholders	$36,955	$37,830	$70,553	$73,178
Weighted-average common shares outstanding	51,863,022	57,182,634	52,388,355	57,707,967
Basic and diluted earnings per share	$0.71	$0.66	$1.35	$1.27

	For the three month period ended September 30, 2021		For the nine month period ended September 30, 2021
	Basic	Diluted	Basic	Diluted
Net increase (decrease) in net assets resulting from operations attributable to Common Stockholders	$46,745	$47,620	$123,767	$126,392
Weighted-average common shares outstanding	53,955,338	59,230,725	54,506,760	59,782,147
Basic and diluted earnings per share	$0.87	$0.80	$2.27	$2.11

Common Stock Dividends
The following table summarizes the Company’s dividends declared on its common stock during the two most recent fiscal years and the current fiscal year to-date:

Date Declared	Record Date	Payment Date	Per Common Share Amount
February 24, 2020	March 31, 2020	April 17, 2020	$0.37
May 4, 2020	June 30, 2020	July 17, 2020	$0.37
August 3, 2020	September 30, 2020	October 16, 2020	$0.32	(2)
August 3, 2020	September 30, 2020	October 16, 2020	$0.05	(1)
November 2, 2020	December 31, 2020	January 15, 2021	$0.32
November 2, 2020	December 31, 2020	January 15, 2021	$0.04	(1)
February 22, 2021	March 31, 2021	April 16, 2021	$0.32
February 22, 2021	March 31, 2021	April 16, 2021	$0.05	(1)
May 3, 2021	June 30, 2021	July 15, 2021	$0.32
May 3, 2021	June 30, 2021	July 15, 2021	$0.04	(1)
August 2, 2021	September 30, 2021	October 15, 2021	$0.32
August 2, 2021	September 30, 2021	October 15, 2021	$0.06	(1)
November 1, 2021	December 31, 2021	January 14, 2022	$0.32
November 1, 2021	December 31, 2021	January 14, 2022	$0.07	(1)
February 18, 2022	March 31, 2022	April 15, 2022	$0.32
February 18, 2022	March 31, 2022	April 15, 2022	$0.08	(1)
May 2, 2022	June 30, 2022	July 15, 2022	$0.32
May 2, 2022	June 30, 2022	July 15, 2022	$0.08	(1)
August 8, 2022	September 30, 2022	October 14, 2022	$0.34	(2)
August 8, 2022	September 30, 2022	October 14, 2022	$0.06	(1)
(1)Represents a special/supplemental dividend.
(2)The Company updated its dividend policy such that the base dividend was $0.32 per share of common stock, effective with the third quarter 2020 dividend through the second quarter 2022 dividend. The Company further updated its dividend policy such that the base dividend is $0.34 per share of common stock, effective with the third quarter 2022 dividend.

11. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of consolidated financial highlights for the nine month periods ended September 30, 2022 and 2021:

	For the nine month periods ended
	September 30, 2022	September 30, 2021
Per Common Share Data:
Net asset value per common share, beginning of period	$16.91	$15.39
Net investment income (loss) (1)	1.45	1.13
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	(0.10)	1.14
Net increase (decrease) in net assets resulting from operations	1.35	2.27
Dividends declared (2)	(1.20)	(1.11)
Other	0.01	0.03
Accretion due to share repurchases	0.09	0.07
Net asset value per common share, end of period	$17.16	$16.65
Market price per common share, end of period	$11.44	$13.41

Number of common shares outstanding, end of period	51,616,772	53,714,444
Total return based on net asset value (3)	8.57%	15.40%
Total return based on market price (4)	(7.94)%	41.52%
Net assets attributable to Common Stockholders, end of period	$885,651	$894,394
Ratio to average net assets attributable to Common Stockholders(5):
Expenses before incentive fees	6.35%	5.71%
Expenses after incentive fees	8.16%	7.22%
Net investment income (loss)	8.82%	7.40%
Interest expense and credit facility fees	3.23%	2.64%
Ratios/Supplemental Data:
Asset coverage, end of period	179.56%	180.23%
Portfolio turnover	25.70%	30.72%
Weighted-average shares outstanding	52,388,355	54,506,760
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

12. LITIGATION
The Company may become party to certain lawsuits in the ordinary course of business. The Company does not believe that the outcome of current matters, if any, will materially impact the Company or its consolidated financial statements. As of September 30, 2022 and December 31, 2021, the Company was not subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company.

In addition, portfolio investments of the Company could be the subject of litigation or regulatory investigations in the ordinary course of business. The Company does not believe that the outcome of any current contingent liabilities of its portfolio investments, if any, will materially affect the Company or these consolidated financial statements.

13. TAX
The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of September 30, 2022 and December 31, 2021.
In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. As of September 30, 2022 and December 31, 2021, the Company had filed tax returns and therefore is subject to examination.
The Company’s taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate. The estimated tax character of dividends declared on preferred stock and common stock for nine month periods ended September 30, 2022 and 2021 was as follows:

	For the nine month periods ended
	September 30, 2022	September 30, 2021
Ordinary income	$65,211	$62,864
Tax return of capital	$—	$—
14. SUBSEQUENT EVENTS
Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed below and elsewhere in the consolidated financial statements.
On October 31, 2022, the Board of Directors declared a base quarterly common dividend of $0.36 plus a supplemental common dividend of $0.08, which are payable on January 16, 2023 to common stockholders of record on December 30, 2022.

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
•our ability to maintain our status as a business development company (“BDC”); and
•our intent to satisfy the requirements of a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).
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
We are externally managed by our Investment Adviser, an investment adviser registered under the Investment Advisers Act of 1940, as amended. Our Administrator provides the administrative services necessary for us to operate. Both our Investment Adviser and our Administrator are wholly owned subsidiaries of Carlyle Investment Management L.L.C., a subsidiary of Carlyle. As of September 30, 2022, our Investment Adviser’s investment team included a team of more than 220 investment professionals across the Carlyle Global Credit segment. Subject to certain delegated authorities, our Investment Adviser’s investment committee (the “Investment Committee”) is responsible for reviewing and approving our investment opportunities. The members of the Investment Committee have experience investing through different credit cycles. The Investment Committee comprises several of the most senior credit professionals within the Carlyle Global Credit segment, with backgrounds and expertise across multiple asset classes with significant industry experience and tenure. The Investment Committee has delegated approval of certain amendments, follow-on investments with existing borrowers, investments below certain size thresholds (existing or new platforms), and other matters as determined by the Investment Committee to a screening committee. In addition, our Investment Adviser and its investment team are supported by a team of finance, operations and administrative professionals currently employed by Carlyle Employee Co., a wholly owned subsidiary of Carlyle.
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

PORTFOLIO AND INVESTMENT ACTIVITY
Below is a summary of certain characteristics of our investment portfolio as of September 30, 2022 and December 31, 2021.

	As of
	September 30, 2022	December 31, 2021
Fair value of investments	$1,948,957	$1,913,052
Count of investments	165	154
Count of portfolio companies / investment funds	127	117
Count of industries	28	27
Percentage of total investment fair value:
First lien debt	68.2%	64.4%
Second lien debt	13.5%	17.9%
Total secured debt	81.7%	82.3%
Investment Funds	13.6%	13.7%
Equity investments	4.7%	4.0%

Percentage of debt investment fair value:
Floating rate (1)	98.6%	98.4%
Fixed interest rate	1.4%	1.6%
(1) Primarily subject to interest rate floors.
Our investment activity for the three month periods ended September 30, 2022 and 2021 is presented below (information presented herein is at amortized cost unless otherwise indicated):

	For the three month periods ended
	September 30, 2022	September 30, 2021
Investments:
Total investments, beginning of period	$1,958,301	$1,936,328
New investments purchased	227,794	272,645
Net accretion of discount on investments	2,835	2,501
Net realized gain (loss) on investments	(4,508)	7,565
Investments sold or repaid	(172,235)	(222,784)
Total Investments, end of period	$2,012,187	$1,996,255
Principal amount of investments funded:
First Lien Debt	$267,262	$217,652
Second Lien Debt	285	58,857
Equity Investments	918	446
Total	$268,465	$276,955
Principal amount of investments sold or repaid:
First Lien Debt	$(180,937)	$(195,020)
Second Lien Debt	(31,500)	(18,230)
Equity Investments	—	(1,870)
Total	$(212,437)	$(215,120)
Number of new funded investments	16	15
Average amount of new funded investments	$16,147	$10,319
Percentage of new funded debt investments at floating interest rates	100%	100%
Percentage of new funded debt investments at fixed interest rates	—%	—%

As of September 30, 2022 and December 31, 2021, investments consisted of the following:

	September 30, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt	$1,380,925	$1,328,594	$1,271,794	$1,232,084
Second Lien Debt	270,772	263,211	341,538	341,776
Equity Investments	89,393	92,552	73,125	77,093
Investment Funds	271,097	264,600	271,096	262,099
Total	$2,012,187	$1,948,957	$1,957,553	$1,913,052

The weighted average yields (1) for our first and second lien debt, based on the amortized cost and fair value as of September 30, 2022 and December 31, 2021, were as follows:

	September 30, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt	9.91%	10.31%	7.31%	7.55%
Second Lien Debt	11.18%	11.50%	9.04%	9.04%
First and Second Lien Debt Total	10.12%	10.50%	7.68%	7.87%

(1)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of September 30, 2022 and December 31, 2021. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount “OID”) and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.
Total weighted average yields (which includes the effect of accretion of discount and amortization of premiums) of our first and second lien debt investments as measured on an amortized cost basis increased from 7.68% to 10.12% from December 31, 2021 to September 30, 2022.
The following table summarizes the fair value of our performing and non-accrual/non-performing investments as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
	Fair Value	Percentage	Fair Value	Percentage
Performing	$1,911,553	98.1%	$1,836,501	96.0%
Non-accrual (1)	37,404	1.9	76,551	4.0
Total	$1,948,957	100.0%	$1,913,052	100.0%

(1)For information regarding our non-accrual policy, see Note 2 to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
See the Consolidated Schedules of Investments as of September 30, 2022 and December 31, 2021 in our consolidated financial statements in Part I, Item 1 of this Form 10-Q for more information on these investments, including a list of companies and type and amount of investments.

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

Our Investment Adviser monitors and, when appropriate, changes the risk ratings assigned to each debt investment in our portfolio. Our Investment Adviser reviews our investment ratings in connection with our quarterly valuation process. The below table summarizes the Internal Risk Ratings assigned as of September 30, 2022 and December 31, 2021.

	September 30, 2022		December 31, 2021
	Fair Value	% of Fair Value	Fair Value	% of Fair Value
(dollar amounts in millions)
Internal Risk Rating 1	$33.9	2.1%	$3.8	0.2%
Internal Risk Rating 2	1,261.1	79.3	1,205.5	76.6
Internal Risk Rating 3	259.5	16.3	299.5	19.0
Internal Risk Rating 4	37.4	2.3	27.6	1.8
Internal Risk Rating 5	—	—	37.5	2.4
Total	$1,591.8	100.0%	$1,573.9	100.0%

As of September 30, 2022 and December 31, 2021, the weighted average Internal Risk Rating of our debt investment portfolio was 2.2 and 2.3, respectively. As of September 30, 2022, two of our debt investments, with an aggregate fair value of $37.4 million were assigned an Internal Risk Rating of 4-5.  As of December 31, 2021, two of our debt investments, with an aggregate fair value of $65.1 million were assigned an Internal Risk Rating of 4-5. As of September 30, 2022 and December 31, 2021, two and five of our debt investments were on non-accrual status, respectively. Our debt investments non-accrual status had a fair value of $37.4 million and $76.6 million, respectively, which represented approximately 1.9% and 4.0%, respectively, of our total investments at fair value as of September 30, 2022 and December 31, 2021. The remaining first and second lien debt investments were performing and current on their interest payments as of September 30, 2022 and December 31, 2021.

CONSOLIDATED RESULTS OF OPERATIONS
For the three month and nine month periods ended September 30, 2022 and 2021
The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and losses and net change in unrealized appreciation and depreciation. As a result, quarterly comparisons may not be meaningful.
Investment Income
Investment income for the three month and nine month periods ended September 30, 2022 and 2021 was as follows:

	For the three month periods ended		For the nine month periods ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Investment income
First Lien Debt	$42,436	$27,524	$102,309	$80,706
Second Lien Debt	7,322	7,790	22,392	21,319
Equity Investments	1,861	925	3,947	2,702
Investment Funds	7,524	7,523	22,572	22,539
Total investment income	$59,143	$43,762	$151,220	$127,266
The increase in investment income for the three month period ended September 30, 2022 from the comparable period in 2021 was primarily driven by an increase in interest income from higher weighted average interest rates, higher other income and one-time income from restoring our Direct Travel, Inc. debt investments to accrual status. As of September 30, 2022, the size of our portfolio increased to $2,012,187 from $1,996,255 as of September 30, 2021, at amortized cost. As of September 30, 2022, the weighted average yield of our first and second lien debt investments increased to 10.12% from 7.69% as of September 30, 2021 on amortized cost, primarily due to the increase in benchmark interest rates and the reduction in non accruals.
Interest income on our first and second lien debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of September 30, 2022 and 2021, two and five first lien debt investments, respectively, were on non-accrual status. Non-accrual investments had a fair value of $37,404 and $67,465 respectively, which represented approximately 1.9% and 3.5% of total investments at fair value, respectively, as of September 30, 2022 and 2021. The remaining first and second lien debt investments were performing and current on their interest payments as of September 30, 2022 and 2021.
For the three month periods ended September 30, 2022 and 2021, the Company earned $2,974 and $759, respectively, in other income. For the nine month periods ended September 30, 2022 and 2021, the Company earned $6,844 and $4,636, respectively, in other income. The increase in other income for the three and nine month period ended September 30, 2022 from the comparable period in 2021 was primarily driven by higher underwriting, amendment and prepayment fees.
For the three month periods ended September 30, 2022 and 2021, the Company earned $7,524 and $7,523, respectively, in dividend and interest income from the investment funds. For the nine month periods ended September 30, 2022 and 2021, the Company earned $22,572 and $22,539, respectively, in dividend and interest income from the investment funds.
Net investment income (loss) for the three month and nine month periods ended September 30, 2022 and 2021 was as follows:

	For the three month periods ended		For the nine month periods ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Total investment income	$59,143	$43,762	$151,220	$127,266
Net expenses (including excise tax expense)	(27,990)	(21,676)	(72,678)	(62,864)
Net investment income (loss)	$31,153	$22,086	$78,542	$64,402

Expenses

	For the three month periods ended		For the nine month periods ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Base management fees	$7,262	$7,233	$21,425	$21,024
Incentive fees	6,451	4,516	16,137	13,193
Professional fees	787	836	2,322	2,444
Administrative service fees	470	400	1,337	1,057
Interest expense	11,491	7,519	27,172	21,549
Credit facility fees	446	435	1,551	1,459
Directors’ fees and expenses	173	154	519	420
Other general and administrative	461	420	1,237	1,292
Excise tax expense	449	163	978	426
Expenses	$27,990	$21,676	$72,678	$62,864

Interest expense and credit facility fees for the three month and nine month periods ended September 30, 2022 and 2021 comprised the following:

	For the three month periods ended		For the nine month periods ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Interest expense	$11,491	$7,519	$27,172	$21,549
Facility unused commitment fee	175	243	805	885
Amortization of deferred financing costs	271	192	746	574
Other fees	—	—	—	—
Total interest expense and credit facility fees	$11,937	$7,954	$28,723	$23,008
Cash paid for interest expense	$9,460	$7,576	$24,902	$21,750

Average principal debt outstanding	$1,062,687	$1,071,239	$898,738	$1,015,621
Weighted average interest rate	4.23%	2.75%	3.96%	2.77%
The increase in interest expense and credit facility fees for the three month and nine month periods ended September 30, 2022 compared to the comparable period in 2021 was primarily driven by higher weighted average interest rates due to higher benchmark rates.
Below is a summary of the base management fees and incentive fees incurred during the three month and nine month periods ended September 30, 2022 and 2021.

	For the three month periods ended		For the nine month periods ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Base management fees	$7,262	$7,233	$21,425	$21,024
Incentive fees on pre-incentive fee net investment income	6,451	4,516	16,137	13,193
Realized capital gains incentive fees	—	—	—	—
Accrued capital gains incentive fees	—	—	—	—
Total capital gains incentive fees	—	—	—	—
Total incentive fees	6,451	4,516	16,137	13,193
Total base management fees and incentive fees	$13,713	$11,749	$37,562	$34,217
The increase in base management fees and incentive fees related to pre-incentive fee net investment income for the three and nine month period ended September 30, 2022 from the comparable period in 2021 was driven by higher gross assets and higher pre-incentive fee net investment income, respectively.

For the three month and nine month periods ended September 30, 2022 and 2021, there were no accrued capital gains incentive fees based upon the cumulative net realized and unrealized appreciation (depreciation) as of September 30, 2022 and 2021. The accrual for any capital gains incentive fee under accounting principles generally accepted in the United States (“U.S. GAAP”) in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. See Note 4 to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q for more information on the incentive and base management fees.
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
Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) on Investments
During the three month and nine month periods ended September 30, 2022, we had realized gains on 7 and 17 investments, respectively, totaling approximately $598 and $7,953, respectively, which were partially offset by realized losses on 6 and 13 investments, respectively, totaling approximately $5,106 and $6,568, respectively. During the three month and nine month periods ended September 30, 2021, we had realized gains on 9 and 25 investments, respectively, totaling approximately $7,692 and $11,330, respectively, which were partially offset by realized losses on 4 and 6 investments, respectively, totaling approximately $127 and $147, respectively. During the three month and nine month periods ended September 30, 2022, we had unrealized appreciation on 62 and 38 investments, respectively, totaling approximately $25,319 and $39,047, respectively, which was offset by unrealized depreciation on 103 and 141 investments, respectively, totaling approximately $19,524 and $57,776, respectively. During the three month and nine month periods ended September 30, 2021, we had unrealized appreciation on 74 and 105 investments, respectively, totaling approximately $28,462 and $63,658, respectively, which was offset by unrealized depreciation on 81 and 73 investments, respectively, totaling approximately $12,475 and $14,524, respectively.
Net realized gain (loss) and net change in unrealized appreciation (depreciation) by the type of investments for the three month and nine month periods ended September 30, 2022 and 2021 were as follows:

	For the three month periods ended		For the nine month periods ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net realized gain (loss) on investments	$(4,508)	$7,565	$1,385	$11,183
Net change in unrealized appreciation (depreciation) on investments	5,795	15,987	(18,729)	49,134
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	$1,287	$23,552	$(17,344)	$60,317
Net realized gain (loss) and net change in unrealized appreciation (depreciation) by the type of investments for the three month and nine month periods ended September 30, 2022 and 2021 were as follows:

	For the three month periods ended				For the nine month periods ended
	September 30, 2022		September 30, 2021		September 30, 2022		September 30, 2021
Type	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)
First Lien Debt	$151	$1,205	$590	$8,406	$3,102	$(12,622)	$2,218	$27,512
Second Lien Debt	(4,659)	3,421	(12)	(247)	(5,615)	(7,800)	(28)	11,690
Equity Investments	—	(753)	6,987	175	3,898	(808)	8,993	2,835
Investment Funds	—	1,922	—	7,653	—	2,501	—	6,384
Total	$(4,508)	$5,795	$7,565	$15,987	$1,385	$(18,729)	$11,183	$48,421
We recorded net change in unrealized appreciation and net change in unrealized depreciation in our investments for the three and nine month period ended September 30, 2022, respectively, compared to net change in unrealized appreciation in our investments for the comparable period in 2021 reflecting the negative impact of widening market yields partially offset by an increase in the value of borrowers on non-accrual status. Net change in unrealized appreciation (depreciation) is also driven by changes in other inputs utilized under our valuation methodology, including, but not limited to, enterprise value multiples, borrower leverage multiples and borrower ratings, and the impact of exits.
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

Selected Financial Data
Since inception of Credit Fund and through September 30, 2022 and December 31, 2021, the Company and Credit Partners each made capital contributions of $1 and $1 in members’ equity, respectively, and $216,000 and $216,000 in subordinated loans, respectively, to Credit Fund. On May 25, 2021, the Company and Credit Partners received an aggregate return of capital on the subordinated loans of $46,000, of which the Company received $23,000. Below is certain summarized consolidated financial information for Credit Fund as of September 30, 2022 and December 31, 2021.

	September 30, 2022	December 31, 2021
	(unaudited)
Selected Consolidated Balance Sheet Information
ASSETS
Investments, at fair value (amortized cost of $941,134 and $940,092, respectively)	$896,207	$926,959
Cash, cash equivalents and restricted cash (1)	24,991	54,041
Other assets	8,340	7,698
Total assets	$929,538	$988,698
LIABILITIES AND MEMBERS’ EQUITY
Secured borrowings	$571,621	$600,651
Other liabilities	21,122	19,828
Subordinated loans and members’ equity (2)	336,795	368,219
Liabilities and members’ equity	$929,538	$988,698
(1) As of September 30, 2022 and December 31, 2021, $10,950 and $10,816, respectively, of Credit Fund's cash and cash equivalents was restricted.
(2) As of September 30, 2022 and December 31, 2021, the fair value of the Company’s ownership interest in the subordinated loans and members’ equity was $189,603 and $184,141, respectively.

	For the three month periods ended		For the nine month periods ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(unaudited)		(unaudited)
Selected Consolidated Statement of Operations Information:
Total investment income	$18,563	$17,124	$48,049	$50,951
Expenses
Interest and credit facility expenses	6,858	6,701	15,983	17,437
Other expenses	410	510	1,507	1,532
Total expenses	7,268	7,211	17,490	18,969
Net investment income (loss)	11,295	9,913	30,559	31,982
Net realized gain (loss) on investments	(189)	220	(189)	(1,473)
Net change in unrealized appreciation (depreciation) on investments	(4,757)	1,500	(31,795)	15,693
Net increase (decrease) resulting from operations	$6,349	$11,633	$(1,425)	$46,202

Below is a summary of Credit Fund’s portfolio, followed by a listing of the loans in Credit Fund's portfolio, as of September 30, 2022 and December 31, 2021:

	As of
	September 30, 2022	December 31, 2021
Senior secured loans (1)	$942,952	$942,930
Weighted average yields of senior secured loans based on amortized cost (2)	8.59%	6.04%
Weighted average yields of senior secured loans based on fair value (2)	8.96%	6.09%
Number of portfolio companies in Credit Fund	44	45
Average amount per portfolio company (1)	$21,431	$20,954
Number of loans on non-accrual status	—	—
Fair value of loans on non-accrual status	$—	$—
Percentage of portfolio at floating interest rates (3)(4)	100.0%	100.0%
Percentage of portfolio at fixed interest rates (4)	—%	—%
Fair value of loans with PIK provisions	$16,302	$—
Percentage of portfolio with PIK provisions (4)	1.8%	—%
(1)At par/principal amount.
(2)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of September 30, 2022 and December 31, 2021. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.
(3)Floating rate debt investments are primarily subject to interest rate floors.
(4)Percentages based on fair value.

Consolidated Schedule of Investments as of September 30, 2022
Investments (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
First Lien Debt (100.0% of fair value)
ACR Group Borrower, LLC	^+	(2)(3)(7)	Aerospace & Defense	LIBOR	4.50%	8.12%	3/31/2028	$37,278	$36,780	$36,368
Acrisure, LLC	+	(2)(3)	Diversified Financial Services	LIBOR	3.50%	6.62%	2/13/2027	25,182	25,162	23,294
Analogic Corporation	^+	(2)(3)(7)	Capital Equipment	LIBOR	5.25%	8.07%	6/22/2024	20,161	20,150	19,630
Anchor Packaging, Inc.	+	(2)(3)	Containers, Packaging & Glass	LIBOR	4.00%	7.12%	7/18/2026	24,284	24,210	23,464
API Technologies Corp.	+	(2)(3)	Aerospace & Defense	LIBOR	4.25%	7.92%	5/9/2026	14,512	14,471	13,227
Aptean, Inc.	+	(2)(3)	Software	LIBOR	4.25%	7.32%	4/23/2026	12,062	12,026	11,459
Avalign Technologies, Inc.	+	(2)(3)	Healthcare & Pharmaceuticals	LIBOR	4.50%	7.62%	12/22/2025	14,331	14,259	14,003
BMS Holdings III Corp.	+	(2)(3)	Construction & Building	LIBOR	5.50%	9.17%	9/30/2026	11,160	11,073	11,002
Chartis Holding, LLC	^+	(2)(3)(7)	Business Services	LIBOR	5.25%	6.38%	5/1/2025	6,911	6,911	6,862
Chemical Computing Group ULC (Canada)	^+	(2)(3)(7)	Software	LIBOR	4.50%	7.64%	8/30/2024	13,805	13,563	13,576
Diligent Corporation	^+	(2)(3)(7)	Telecommunications	LIBOR	6.25%	9.11%	8/4/2025	10,044	9,855	9,715
Divisions Holding Corporation	+	(2)(3)	Business Services	LIBOR	4.75%	7.87%	5/27/2028	24,750	24,543	23,667
DTI Holdco, Inc.	+	(2)(3)	High Tech Industries	SOFR	4.75%	7.33%	4/26/2029	30,000	29,429	28,450
Eliassen Group, LLC	+	(2)(3)	Business Services	SOFR	5.75%	9.30%	4/14/2028	19,424	19,187	19,178
EPS Nass Parent, Inc.	^+	(2)(3)(7)	Utilities: Electric	LIBOR	5.75%	9.42%	4/19/2028	33,810	33,208	32,851
EvolveIP, LLC	^+	(2)(3)(6)(7)	Telecommunications	SOFR	5.50%	9.20%	6/7/2025	40,494	40,460	39,816
Exactech, Inc.	+	(2)(3)	Healthcare & Pharmaceuticals	LIBOR	3.75%	6.87%	2/14/2025	21,138	21,071	18,882
Frontline Technologies Holdings, LLC	+	(2)(3)	Software	LIBOR	5.75%	8.89%	9/18/2023	14,552	14,277	14,552
GSM Acquisition Corp.	^+	(2)(3)(6)(7)	Leisure Products & Services	SOFR	5.00%	8.73%	11/16/2026	30,207	29,944	28,849
Heartland Home Services, Inc	+	(2)(3)	Consumer Services	LIBOR	5.75%	8.80%	12/15/2026	7,260	7,171	7,143
Heartland Home Services, Inc	+	(2)(3)(7)	Consumer Services	LIBOR	6.00%	9.12%	12/15/2026	24,317	24,233	24,121
Higginbotham Insurance Agency, Inc.	+	(2)(3)	Diversified Financial Services	LIBOR	5.25%	8.37%	11/25/2026	4,500	4,438	4,417
HMT Holding Inc.	^+	(2)(3)(6)(7)	Energy: Oil & Gas	SOFR	6.25%	9.27%	11/17/2025	32,232	32,086	30,289
Integrity Marketing Acquisition, LLC	^+	(2)(3)	Diversified Financial Services	LIBOR	5.50%	8.00%	8/27/2025	44,004	43,572	41,830
Jensen Hughes, Inc.	^+	(2)(3)(7)	Utilities: Electric	LIBOR	4.50%	7.29%	3/22/2024	34,127	34,097	33,105
K2 Insurance Services, LLC	^+	(2)(3)(7)	Diversified Financial Services	LIBOR	5.00%	8.63%	7/1/2026	12,831	12,832	12,780
KAMC Holdings, Inc.	+	(2)(3)	Energy: Electricity	LIBOR	4.00%	7.07%	8/14/2026	13,580	13,540	10,983
KBP Investments, LLC	+	(2)(3)(7)	Beverage & Food	LIBOR	5.50%	8.40%	5/25/2027	37,173	36,966	34,700
Odyssey Logistics & Technology Corp.	^+	(2)(3)	Transportation: Cargo	LIBOR	4.00%	6.81%	10/12/2024	9,530	9,512	9,196
Output Services Group	^+	(2)(3)	Media: Advertising, Printing & Publishing	SOFR	5.25%, 1.50% PIK	9.80%	6/27/2026	19,168	19,145	13,519
PF Atlantic Holdco 2, LLC	+	(2)(3)	Leisure Products & Services	LIBOR	5.50%	8.77%	11/12/2027	15,435	15,196	15,167
Premise Health Holding Corp.	+	(2)(3)	Healthcare & Pharmaceuticals	LIBOR	3.75%	7.92%	7/10/2025	13,341	13,312	13,244

Consolidated Schedule of Investments as of September 30, 2022
Investments (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
QW Holding Corporation	^+	(2)(3)(7)	Environmental Industries	LIBOR	5.50%	8.05%	8/31/2026	$21,630	$21,483	$21,147
Radiology Partners, Inc.	+	(2)(3)	Healthcare & Pharmaceuticals	LIBOR	4.25%	7.32%	7/9/2025	27,686	27,619	24,173
RevSpring Inc.	+	(2)(3)	Media: Advertising, Printing & Publishing	LIBOR	4.00%	7.67%	10/11/2025	28,924	28,803	27,694
Riveron Acquisition Holdings, Inc.	+	(2)(3)	Diversified Financial Services	LIBOR	5.75%	9.42%	5/22/2025	11,314	11,314	11,314
Striper Buyer, LLC	+	(2)(3)	Containers, Packaging & Glass	LIBOR	5.50%	8.62%	12/30/2026	14,738	14,625	14,715
Turbo Buyer, Inc.	+	(2)(3)(7)	Automotive	LIBOR	6.00%	8.88%	12/2/2025	34,339	34,115	33,641
U.S. TelePacific Holdings Corp.	+	(2)(3)(6)	Telecommunications	SOFR	1.00%, 7.25% PIK	11.32%	5/2/2026	6,957	6,944	2,783
USALCO, LLC	+	(2)(3)	Chemicals, Plastics & Rubber	LIBOR	6.00%	9.67%	10/19/2027	14,883	14,625	14,300
VRC Companies, LLC	^+	(2)(3)(7)	Business Services	LIBOR	5.50%	9.25%	6/29/2027	28,965	28,599	28,093
Welocalize, Inc.	^+	(2)(3)(7)	Business Services	LIBOR	4.75%	7.87%	12/23/2024	33,885	33,617	32,764
WRE Holding Corp.	^+	(2)(3)(6)(7)	Environmental Industries	SOFR	5.25%	8.79%	1/3/2025	8,428	8,426	8,268
Yellowstone Buyer Acquisition, LLC	+	(2)(3)	Consumer Goods: Durable	LIBOR	5.75%	8.80%	9/13/2027	39,600	38,921	37,976
First Lien Debt Total									$935,770	$896,207
Equity Investments (0.0% of fair value)
DBI Holding, LLC	^		Transportation: Cargo					2,961	$—	$—
DBI Holding, LLC	^		Transportation: Cargo					13,996	5,364	—
Equity Investments Total									$5,364	$—
Total Investments									$941,134	$896,207

^ Denotes that all or a portion of the assets are owned by Credit Fund. Credit Fund has entered into a revolving credit facility with the Company (the “Credit Fund Facility”). Accordingly, such assets are not available to creditors of Credit Fund Sub.
+ Denotes that all or a portion of the assets are owned by Credit Fund Sub. Credit Fund Sub has entered into a revolving credit facility (the “Credit Fund Sub Facility”). The lenders of the Credit Fund Sub Facility have a first lien security interest in substantially all of the assets of Credit Fund Sub. Accordingly, such assets are not available to creditors of Credit Fund.

(1)Unless otherwise indicated, issuers of investments held by Credit Fund are domiciled in the United States. As of September 30, 2022, the geographical composition of investments as a percentage of fair value was 1.5% in Canada and 98.5% in the United States. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR, the Secured Overnight Financing Rate (“SOFR”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, Credit Fund has indicated the reference rate used and provided the spread and the interest rate in effect as of September 30, 2022. As of September 30, 2022, the reference rates for Credit Fund’s variable rate loans were the 30-day LIBOR at 3.14%, the 90-day LIBOR at 3.75%, the 180-day LIBOR at 4.23%, the 30-day SOFR at 3.04%, and the 90-day SOFR at 3.59%.
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

(6)As of September 30, 2022, Credit Fund and Credit Fund Sub had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

First Lien Debt – unfunded delayed draw and revolving term loans commitments	Type	Unused Fee	Par/ Principal Amount	Fair Value
ACR Group Borrower, LLC	Revolver	0.38%	$4,289	$(94)
Analogic Corporation	Revolver	0.50	339	(9)
Chartis Holding, LLC	Revolver	0.50	2,183	(12)
Chemical Computing Group ULC (Canada)	Revolver	0.50	873	(14)
Diligent Corporation	Revolver	0.50	351	(11)
EPS Nass Parent, Inc.	Delayed Draw	0.50	1,488	(39)
EPS Nass Parent, Inc.	Revolver	1.00	1,380	(36)
EvolveIP, LLC	Revolver	0.50	2,757	(43)
GSM Acquisition Corp.	Delayed Draw	1.00	825	(36)
Heartland Home Services, Inc	Revolver	0.50	771	(6)
HMT Holding Inc.	Revolver	0.50	6,173	(312)
Jensen Hughes, Inc.	Revolver	0.50	2,000	(57)
K2 Insurance Services, LLC	Revolver	0.50	1,170	(4)
KBP Investments, LLC	Delayed Draw	1.00	2,598	(162)
QW Holding Corporation	Revolver	0.50	5,498	(98)
Turbo Buyer, Inc.	Revolver	0.50	933	(18)
VRC Companies, LLC	Revolver	0.50	708	(21)
Welocalize, Inc.	Revolver	0.50	3,375	(96)
Welocalize, Inc.	Revolver	0.50	2,250	(64)
WRE Holding Corp.	Revolver	0.50	849	(15)
Total unfunded commitments			$40,810	$(1,147)

(7)Loans include a credit spread adjustment that ranges from 0.10% to 0.43%.

Consolidated Schedule of Investments as of December 31, 2021
Investments (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
First Lien Debt (100.0% of fair value)
ACR Group Borrower, LLC	^+	(2)(3)(6)	Aerospace & Defense	LIBOR	4.25%	5.50%	3/31/2028	$34,477	$33,913	$34,477
Acrisure, LLC	+#	(2)(3)	Banking, Finance, Insurance & Real Estate	LIBOR	3.50%	3.78%	2/13/2027	25,376	25,353	25,203
Acrisure, LLC	+	(2)(3)	Banking, Finance, Insurance & Real Estate	LIBOR	4.25%	4.75%	2/13/2027	6,700	6,650	6,687
Analogic Corporation	^+	(2)(3)(6)	Capital Equipment	LIBOR	5.25%	6.25%	6/22/2024	19,796	19,781	19,587
Anchor Packaging, Inc.	+#	(2)(3)	Containers, Packaging & Glass	LIBOR	4.00%	4.10%	7/18/2026	24,472	24,385	24,215
API Technologies Corp.	+#	(2)(3)	Aerospace & Defense	LIBOR	4.25%	4.35%	5/9/2026	14,625	14,575	14,251
Aptean, Inc.	+#	(2)(3)	Software	LIBOR	4.25%	4.35%	4/23/2026	12,157	12,113	12,087
Avalign Technologies, Inc.	+#	(2)(3)	Healthcare & Pharmaceuticals	LIBOR	4.50%	4.63%	12/22/2025	14,443	14,354	14,320
Avenu Holdings, LLC	+	(2)(3)	Sovereign & Public Finance	LIBOR	5.25%	6.25%	9/28/2024	23,350	23,350	23,350
BMS Holdings III Corp.	+	(2)(3)	Construction & Building	LIBOR	5.50%	6.50%	9/30/2026	11,244	11,143	11,071
Chartis Holding, LLC	+	(2)(3)(6)	Business Services	LIBOR	5.50%	6.50%	5/1/2025	6,964	6,964	6,964
Chemical Computing Group ULC (Canada)	^+	(2)(3)(6)	Software	LIBOR	4.50%	5.50%	8/30/2024	13,912	13,480	13,845
Chudy Group, LLC	^+	(2)(3)(6)	Healthcare & Pharmaceuticals	LIBOR	5.75%	6.75%	6/30/2027	33,021	32,465	33,657
Diligent Corporation	^+	(2)(3)(6)	Telecommunications	LIBOR	6.25%	7.25%	8/4/2025	9,049	8,816	9,228
Divisions Holding Corporation	+#	(2)(3)	Business Services	LIBOR	4.75%	5.50%	5/27/2028	24,938	24,706	24,953
DTI Holdco, Inc.	+	(2)(3)	High Tech Industries	LIBOR	4.75%	5.75%	9/30/2023	18,495	18,442	18,237
Eliassen Group, LLC	+	(2)(3)	Business Services	LIBOR	4.50%	4.60%	11/5/2024	15,159	15,103	15,152
EPS Nass Parent, Inc.	^+	(2)(3)(6)	Utilities: Electric	LIBOR	5.75%	6.75%	4/19/2028	32,846	32,169	32,507
EvolveIP, LLC	^+	(2)(3)(6)	Telecommunications	LIBOR	5.50%	6.50%	6/7/2025	40,196	40,126	39,973
Exactech, Inc.	+#	(2)(3)	Healthcare & Pharmaceuticals	LIBOR	3.75%	4.75%	2/14/2025	21,307	21,221	21,073
Excel Fitness Holdings, Inc.	+#	(2)(3)	Hotel, Gaming & Leisure	LIBOR	5.25%	6.25%	10/7/2025	24,500	24,336	24,500
Frontline Technologies Holdings, LLC	+	(2)(3)	Software	LIBOR	5.25%	6.25%	9/18/2023	14,736	14,269	14,736
GSM Acquisition Corp.	^+	(2)(3)(6)	Hotel, Gaming & Leisure	LIBOR	5.00%	6.00%	11/16/2026	25,623	25,331	25,396
Heartland Home Services, Inc	+	(2)(3)(6)	Consumer Services	LIBOR	6.00%	7.00%	12/15/2026	17,664	17,664	17,735
HMT Holding Inc.	^+	(2)(3)(6)	Energy: Oil & Gas	LIBOR	5.75%	6.75%	11/17/2023	32,484	32,245	31,086
Integrity Marketing Acquisition, LLC	^+	(2)(3)(6)	Banking, Finance, Insurance & Real Estate	LIBOR	5.50%	6.25%	8/27/2025	32,853	32,309	32,403
Jensen Hughes, Inc.	+	(2)(3)(6)	Utilities: Electric	LIBOR	4.50%	5.50%	3/22/2024	34,392	34,347	33,395
K2 Insurance Services, LLC	+	(2)(3)(6)	Banking, Finance, Insurance & Real Estate	LIBOR	5.00%	6.00%	7/1/2026	12,929	12,929	12,906
KAMC Holdings, Inc.	+#	(2)(3)	Energy: Electricity	LIBOR	4.00%	4.18%	8/14/2026	13,685	13,638	11,450
KBP Investments, LLC	+	(2)(3)(6)	Beverage, Food & Tobacco	LIBOR	5.00%	5.75%	5/25/2027	36,973	36,599	36,570
Odyssey Logistics & Technology Corp.	+#	(2)(3)	Transportation: Cargo	LIBOR	4.00%	5.00%	10/12/2024	9,605	9,580	9,509

Consolidated Schedule of Investments as of December 31, 2021
Investments (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
Output Services Group	^+	(2)(3)	Media: Advertising, Printing & Publishing	LIBOR	4.50%	5.50%	3/27/2024	$19,222	$19,194	$16,467
Premise Health Holding Corp.	+#	(2)(3)	Healthcare & Pharmaceuticals	LIBOR	3.50%	3.72%	7/10/2025	13,445	13,409	13,419
Q Holding Company	+#	(2)(3)	Automotive	LIBOR	5.00%	6.00%	12/31/2023	21,515	21,421	21,098
QW Holding Corporation	^+	(2)(3)(6)	Environmental Industries	LIBOR	6.25%	7.25%	8/31/2024	14,116	13,887	13,645
Radiology Partners, Inc.	+#	(2)(3)	Healthcare & Pharmaceuticals	LIBOR	4.25%	4.36%	7/9/2025	27,686	27,603	27,245
RevSpring Inc.	+#	(2)(3)	Media: Advertising, Printing & Publishing	LIBOR	4.25%	4.47%	10/11/2025	29,149	29,001	29,067
Striper Buyer, LLC	+	(2)(3)	Containers, Packaging & Glass	LIBOR	5.50%	6.25%	12/30/2026	14,850	14,720	14,850
Turbo Buyer, Inc.	+	(2)(3)(6)	Automotive	LIBOR	6.00%	7.00%	12/2/2025	13,960	13,960	13,661
U.S. TelePacific Holdings Corp.	+	(2)(3)	Telecommunications	LIBOR	5.50%	6.50%	5/2/2023	6,660	6,643	4,995
USALCO, LLC	+	(2)(3)	Chemicals, Plastics & Rubber	LIBOR	6.00%	7.00%	10/19/2027	14,995	14,704	14,704
VRC Companies, LLC	^+	(2)(3)(6)	Business Services	LIBOR	5.50%	6.25%	6/29/2027	26,520	26,103	26,162
Welocalize, Inc.	+	(2)(3)(6)	Business Services	LIBOR	4.75%	5.75%	12/23/2024	34,201	33,868	33,444
WRE Holding Corp.	^+	(2)(3)(6)	Environmental Industries	SOFR	5.50%	6.50%	1/3/2025	8,740	8,724	8,584
Yellowstone Buyer Acquisition, LLC	+	(2)(3)	Consumer Goods: Durable	LIBOR	5.75%	6.75%	9/13/2027	39,900	39,135	39,095
First Lien Debt Total									$934,728	$926,959
Equity Investments (0.0% of fair value)
DBI Holding, LLC	^		Transportation: Cargo					2,961	$—	$—
DBI Holding, LLC	^		Transportation: Cargo					13,996	5,364	—
Equity Investments Total									$5,364	$—
Total Investments									$940,092	$926,959

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

Debt
The Credit Fund, Credit Fund Sub and Credit Fund Warehouse II are party to separate credit facilities as described below. As of September 30, 2022 and December 31, 2021, Credit Fund, Credit Fund Sub and Credit Fund Warehouse II were in compliance with all covenants and other requirements of their respective credit facility agreements. Below is a summary of the borrowings and repayments under the credit facilities for the three month and nine month periods ended 2022 and 2021, and the outstanding balances under the credit facilities for the respective periods.

	Credit Fund Facility		Credit Fund Sub Facility		Credit Fund Warehouse II Facility
	2022	2021	2022	2021	2022	2021
Three Month Periods Ended September 30,
Outstanding Borrowing, beginning of period	$—	$—	$532,621	$515,121	$—	$82,163
Borrowings	—	—	51,000	167,500	—	44,250
Repayments	—	—	(12,000)	(52,000)	—	—
Outstanding Borrowing, end of period	$—	$—	$571,621	$630,621	$—	$126,413

Nine Month Periods Ended September 30,
Outstanding Borrowing, beginning of period	$—	$—	$514,621	$420,859	$86,030	$93,402
Borrowings	—	—	138,000	393,000	—	52,250
Repayments	—	—	(81,000)	(183,238)	(86,030)	(19,239)
Outstanding Borrowing, end of period	$—	$—	$571,621	$630,621	$—	$126,413
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
Credit Fund Warehouse II Facility. On August 16, 2019, Credit Fund Warehouse II closed on a revolving credit facility (the “Credit Fund Warehouse II Facility”) with lenders. The Credit Fund Warehouse II Facility provides for secured borrowings during the applicable revolving period up to an amount equal to $150,000. The Credit Fund Warehouse II Facility is secured by a first lien security interest in substantially all of the portfolio investments held by Credit Fund Warehouse II Facility. The maturity date of the Credit Fund Warehouse II Facility was August 16, 2022 and Credit Fund Warehouse II repaid all outstanding amounts on June 28, 2022. Amounts borrowed under the Credit Fund Warehouse II Facility during the first 12 months bore interest at a rate of LIBOR plus 1.05%, and amounts borrowed in the second 12 months bore interest at LIBOR plus 1.15%. Other amounts borrowed under the Credit Fund Warehouse II Facility bore interest at a rate of LIBOR plus 1.50%.
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
Credit Fund II Senior Notes
On November 3, 2020 and as amended on December 29, 2021, Credit Fund II Sub closed on the Credit Fund II Senior Notes (the “Credit Fund II Senior Notes”) with lenders. The Credit Fund II Senior Notes provides for secured borrowings totaling $157,500 with two tranches, A-1 and A-2 outstanding. The facility is secured by a first lien security interest in substantially all of the portfolio investments held by Credit Fund II Sub. The maturity date of the Credit Fund II Senior Notes Sub Facility is November 3, 2030. Amounts issued for the Class A-1 notes totaled $147,500 and bear interest at a rate of Term SOFR plus 2.85% (LIBOR plus 2.70% prior to the June 30, 2022 amendment), and amounts issued for the Class A-2 notes totaled $10,000 and bear interest at LIBOR plus 3.20% Term SOFR plus 3.35% (LIBOR plus 3.20% prior to the June 30, 2022 amendment). The A-1 Notes were rated AAA, and the A-2 Notes were rated AA by DBRS Morningstar. The terms of the Credit Fund II Senior Notes provide that as loans pay down, up to $100,000 is available from principal proceeds for reinvestment ($50,000 prior to the June 30, 2022 amendment), and then the investment principal proceeds are used to directly pay down the principal balance on the Credit Fund II Senior Notes. As of September 30, 2022 and December 31, 2021, Credit Fund II Sub was in compliance with all covenants and other requirements of its respective credit agreements.
Selected Financial Data
Since inception of Credit Fund II and through September 30, 2022, the Company and CCLF made capital contributions of $78,096 and $12,709 in members’ equity, respectively, to Credit Fund II. Below is certain summarized consolidated information for Credit Fund II as of September 30, 2022 and December 31, 2021.

	As of
	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Investments, at fair value (amortized cost of $241,485 and $238,615, respectively)	$238,651	$239,289
Cash, cash equivalents and restricted cash (1)	10,514	10,092
Other assets	4,125	5,606
Total assets	$253,290	$254,987
LIABILITIES AND MEMBERS’ EQUITY
Notes payable, net of unamortized debt issuance costs of $746 and $802, respectively	$156,754	$156,698
Other liabilities	7,350	5,557
Total members' equity (2)	89,186	92,732
Total liabilities and members’ equity	$253,290	$254,987
(1) As of September 30, 2022 and December 31, 2021, all of Credit Fund II's cash and cash equivalents was restricted.
(2) As of September 30, 2022 and December 31, 2021, the fair value of Company's ownership interest in the members' equity was $74,997 and $77,958, respectively.

	For the three month periods ended		For the nine month periods ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(unaudited)		(unaudited)
Selected Consolidated Statement of Operations Information:
Total investment income	$5,183	$4,838	14,263	$14,205
Expenses
Interest and credit facility expenses	2,076	1,190	4,756	3,588
Other expenses	199	177	545	558
Total expenses	2,275	1,367	5,301	4,146
Net investment income (loss)	2,908	3,471	8,962	10,059
Net change in unrealized appreciation (depreciation) on investments	(908)	(850)	(3,508)	(138)
Net increase (decrease) resulting from operations	$2,000	$2,621	5,454	$9,921

Below is a summary of Credit Fund II’s portfolio, followed by a listing of the loans in Credit Fund II’s portfolio as of September 30, 2022 and December 31, 2021:

	As of
	September 30, 2022	December 31, 2021
Senior secured loans (1)	$244,688	$240,878
Weighted average yields of senior secured loans based on amortized cost (2)	9.57%	7.26%
Weighted average yields of senior secured loans based on fair value (2)	9.68%	7.24%
Number of portfolio companies in Credit Fund II	34	36
Average amount per portfolio company (1)	$7,197	$6,691
Percentage of portfolio at floating interest rates (3) (4)	97.8%	97.7%
Percentage of portfolio at fixed interest rates (4)	2.2%	2.3%
Fair value of loans with PIK provisions	$11,894	$17,453
Percentage of portfolio with PIK provisions (4)	5.0%	7.3%
(1)At par/principal amount.
(2)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of September 30, 2022 and December 31, 2021. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.
(3)Floating rate debt investments are generally subject to interest rate floors.
(4)Percentages based on fair value.

Consolidated Schedule of Investments as of September 30, 2022
Investments (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
First Lien Debt (89.5% of fair value)
Airnov, Inc.	^	(2)(3)	Containers, Packaging & Glass	LIBOR	5.00%	8.58%	12/19/2025	$9,870	$9,858	$9,833
Alpine Acquisition Corp II	^	(2)(3)(7)	Transportation: Cargo	SOFR	5.50%	8.42%	11/30/2026	3,300	3,190	3,181
American Physician Partners, LLC	^	(2)(3)	Healthcare & Pharmaceuticals	LIBOR	6.75%, 3.50% PIK	13.39%	10/21/2022	8,968	8,968	8,939
Appriss Health, LLC	^	(2)(3)	Healthcare & Pharmaceuticals	LIBOR	7.25%	9.93%	5/6/2027	7,512	7,379	7,338
Apptio, Inc.	^	(2)(3)	Software	LIBOR	6.00%	8.46%	1/10/2025	5,357	5,309	5,357
Aurora Lux FinCo S.Á.R.L. (Luxembourg)	^	(2)(3)	Software	LIBOR	6.00%	8.78%	12/24/2026	4,322	4,250	4,065
BMS Holdings III Corp.	^	(2)(3)	Construction & Building	LIBOR	5.50%	9.17%	9/30/2026	3,250	3,199	3,204
Chartis Holding, LLC	^	(2)(3)	Business Services	LIBOR	5.25%	6.38%	5/1/2025	9,848	9,835	9,796
Comar Holding Company, LLC	^	(2)(3)	Containers, Packaging & Glass	LIBOR	5.75%	9.39%	6/18/2024	8,642	8,588	8,269
Cority Software Inc. (Canada)	^	(2)(3)	Software	SOFR	5.50%	7.78%	7/2/2026	8,646	8,543	8,569
Dwyer Instruments, Inc.	^	(2)(3)	Capital Equipment	LIBOR	6.00%	9.38%	7/21/2027	9,939	9,885	9,797
EvolveIP, LLC	^	(2)(3)(7)	Telecommunications	SOFR	5.50%	9.20%	6/7/2025	8,643	8,639	8,508
Harbour Benefit Holdings, Inc.	^	(2)(3)	Business Services	LIBOR	5.25%	8.79%	12/13/2024	9,926	9,903	9,891
Hoosier Intermediate, LLC	^	(2)(3)	Healthcare & Pharmaceuticals	LIBOR	5.50%	8.56%	11/15/2028	6,463	6,270	6,135
Integrity Marketing Acquisition, LLC	^	(2)(3)	Diversified Financial Services	LIBOR	5.75%	8.85%	8/27/2025	4,883	4,718	4,655
Integrity Marketing Acquisition, LLC	^	(2)(3)	Diversified Financial Services	LIBOR	5.50%	8.00%	8/27/2025	4,546	4,366	4,321
K2 Insurance Services, LLC	^	(2)(3)	Diversified Financial Services	LIBOR	5.00%	8.63%	7/1/2026	8,944	8,850	8,911
Material Holdings, LLC	^	(2)(3)	Business Services	SOFR	6.00%	9.64%	8/19/2027	7,920	7,846	7,561
Maverick Acquisition, Inc.	^	(2)(3)	Aerospace & Defense	LIBOR	6.25%	9.92%	6/1/2027	7,920	7,774	7,069
NMI AcquisitionCo, Inc.	^	(2)(3)	High Tech Industries	LIBOR	5.75%	8.87%	9/6/2025	8,640	8,640	8,435
PF Atlantic Holdco 2, LLC	^	(2)(3)	Leisure Products & Services	LIBOR	5.50%	8.77%	11/12/2027	9,975	9,669	9,802
QW Holding Corporation	^	(2)(3)	Environmental Industries	LIBOR	5.50%	8.05%	8/31/2026	9,973	9,825	9,796
Riveron Acquisition Holdings, Inc.	^	(2)(3)	Diversified Financial Services	LIBOR	5.75%	9.42%	5/22/2025	8,111	8,032	8,111
RSC Acquisition, Inc.	^	(2)(3)(7)	Diversified Financial Services	SOFR	5.50%	8.38%	11/1/2026	8,337	8,231	7,983
TCFI Aevex LLC	^	(2)(3)	Aerospace & Defense	LIBOR	6.00%	8.69%	3/18/2026	1,688	1,667	1,407
Turbo Buyer, Inc.	^	(2)(3)	Automotive	LIBOR	6.00%	8.88%	12/2/2025	8,029	7,913	7,870

Consolidated Schedule of Investments as of September 30, 2022
Investments (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
U.S. Legal Support, Inc.	^	(2)(3)(7)	Business Services	SOFR	5.75%	9.29%	11/30/2024	$6,186	$6,178	$6,082
US INFRA SVCS Buyer, LLC	^	(2)(3)	Environmental Industries	LIBOR	6.50%, 0.25% PIK	8.78%	4/13/2026	3,111	3,071	2,955
Westfall Technik, Inc.	^	(2)(3)	Chemicals, Plastics & Rubber	SOFR	6.25%	9.80%	9/13/2024	6,433	6,374	6,304
Wineshipping.com LLC	^	(2)(3)	Beverage & Food	LIBOR	5.75%	7.63%	10/29/2027	9,975	9,618	9,483
First Lien Debt Total									$216,588	$213,627
Second Lien Debt (10.5% of fair value)
AI Convoy S.A.R.L (United Kingdom)	^	(2)(3)	Aerospace & Defense	LIBOR	8.25%	9.80%	1/17/2028	$5,514	$5,422	$5,734
AP Plastics Acquisition Holdings, LLC	^	(2)(3)	Chemicals, Plastics & Rubber	LIBOR	7.50%	10.49%	8/10/2029	4,500	4,417	4,406
AQA Acquisition Holdings, Inc.	^	(2)(3)	High Tech Industries	LIBOR	7.50%	10.57%	3/3/2029	5,000	4,890	4,843
Quartz Holding Company	^	(2)(3)	Software	LIBOR	8.00%	11.12%	4/2/2027	4,852	4,789	4,821
World 50, Inc.	^	(6)	Business Services	FIXED	11.50%	11.50%	1/9/2027	5,465	5,379	5,220
Second Lien Debt Total									$24,897	$25,024
Total Investments									$241,485	$238,651
^ Denotes that all or a portion of the assets are owned by Credit Fund II Sub. Credit Fund II Sub has entered into the Credit Fund II Sub Notes. The lenders of the Credit Fund II Sub Notes have a first lien security interest in substantially all of the assets of Credit Fund II Sub. Accordingly, such assets are not available to creditors of Credit Fund II.
(1)    Unless otherwise indicated, issuers of investments held by Credit Fund II are domiciled in the United States. As of September 30, 2022, the geographical composition of investments as a percentage of fair value was 3.6% in Canada, 1.7% in Luxembourg, 2.4% in the United Kingdom and 92.3% in the United States. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR, the Secured Overnight Financing Rate (“SOFR”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, Credit Fund II has indicated the reference rate used and provided the spread and the interest rate in effect as of September 30, 2022. As of September 30, 2022, the reference rates for Credit Fund II's variable rate loans were the 30-day LIBOR at 3.14%, the 90-day LIBOR at 3.75%, the 180-day LIBOR at 4.23%, the 30-day SOFR at 3.04%, and the 90-day SOFR at 3.59%.
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
(6)Represents a corporate mezzanine loan, which is subordinated to senior secured term loans of the portfolio company.
(7)Loans include a credit spread adjustment that ranges from 0.10% to 0.25%.

Consolidated Schedule of Investments as of December 31, 2021
Investments (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
First Lien Debt (87.0% of fair value)
Airnov, Inc.	^	(2)(3)	Containers, Packaging & Glass	LIBOR	5.00%	6.00%	12/19/2025	$9,946	$9,930	$9,946
American Physician Partners, LLC	^	(2)(3)	Healthcare & Pharmaceuticals	LIBOR	6.75%, 1.50% PIK	9.25%	2/21/2022	8,415	8,415	8,415
Appriss Health, LLC	^	(2)(3)	Healthcare & Pharmaceuticals	LIBOR	7.25%	8.25%	5/6/2027	1,197	1,178	1,198
Apptio, Inc.	^	(2)(3)	Software	LIBOR	7.25%	8.25%	1/10/2025	5,357	5,295	5,357
Aurora Lux FinCo S.Á.R.L. (Luxembourg)	^	(2)(3)	Software	LIBOR	6.00%	7.00%	12/24/2026	4,355	4,273	3,924
Avenu Holdings, LLC	^	(2)(3)	Sovereign & Public Finance	LIBOR	5.25%	6.25%	9/28/2024	987	980	987
BMS Holdings III Corp.	^	(2)(3)	Construction & Building	LIBOR	5.50%	6.50%	9/30/2026	3,275	3,216	3,224
Captive Resources Midco, LLC	^	(2)(3)	Banking, Finance, Insurance & Real Estate	LIBOR	5.50%	6.25%	5/31/2027	8,193	8,108	8,147
Chartis Holding, LLC	^	(2)(3)	Business Services	LIBOR	5.50%	6.50%	5/1/2025	9,924	9,907	9,924
Comar Holding Company, LLC	^	(2)(3)	Containers, Packaging & Glass	LIBOR	5.75%	6.75%	6/18/2024	8,710	8,632	8,536
Cority Software Inc. (Canada)	^	(2)(3)	Software	LIBOR	5.00%	6.00%	7/2/2026	8,712	8,591	8,707
Dwyer Instruments, Inc	^	(2)(3)	Capital Equipment	LIBOR	5.50%	6.25%	7/21/2027	10,000	9,939	9,974
Ethos Veterinary Health LLC	^	(2)(3)	Consumer Services	LIBOR	4.75%	4.85%	5/15/2026	8,134	8,080	8,134
EvolveIP, LLC	^	(2)(3)	Telecommunications	LIBOR	5.50%	6.50%	6/7/2025	8,710	8,701	8,666
Harbour Benefit Holdings, Inc.	^	(2)(3)	Business Services	LIBOR	5.25%	6.25%	12/13/2024	4,717	4,707	4,669
K2 Insurance Services, LLC	^	(2)(3)	Banking, Finance, Insurance & Real Estate	LIBOR	5.00%	6.00%	7/1/2026	9,012	8,914	8,998
Kaseya, Inc.	^	(2)(3)	High Tech Industries	LIBOR	5.50%, 1.00% PIK	7.50%	5/3/2025	9,092	8,987	9,038
Material Holdings, LLC	^	(2)(3)	Business Services	LIBOR	5.75%	6.50%	8/19/2027	7,980	7,896	7,891
Maverick Acquisition, Inc.	^	(2)(3)	Aerospace & Defense	LIBOR	6.00%	7.00%	6/1/2027	7,980	7,814	7,808
National Technical Systems, Inc.	^	(2)(3)	Aerospace & Defense	LIBOR	5.50%	6.50%	6/12/2023	8,733	8,720	8,733
NMI AcquisitionCo, Inc.	^	(2)(3)	High Tech Industries	LIBOR	5.75%	6.50%	9/6/2025	8,708	8,680	8,601
Redwood Services Group, LLC	^	(2)(3)	High Tech Industries	LIBOR	6.00%	7.00%	6/6/2024	8,736	8,724	8,737
Riveron Acquisition Holdings, Inc.	^	(2)(3)	Banking, Finance, Insurance & Real Estate	LIBOR	5.75%	6.75%	5/22/2025	8,173	8,074	8,173
RSC Acquisition, Inc.	^	(2)(3)	Banking, Finance, Insurance & Real Estate	LIBOR	5.50%	6.25%	11/1/2026	8,401	8,277	8,434
Superior Health Linens, LLC	^	(2)(3)	Business Services	LIBOR	6.50%	7.50%	3/31/2022	6,875	6,875	6,875
TCFI Aevex LLC	^	(2)(3)	Aerospace & Defense	LIBOR	6.00%	7.00%	3/18/2026	1,701	1,676	1,458
Turbo Buyer, Inc.	^	(2)(3)	Automotive	LIBOR	6.00%	7.00%	12/2/2025	8,091	7,950	7,929
US INFRA SVCS Buyer, LLC	^	(2)(3)	Environmental Industries	LIBOR	6.50%	7.50%	4/13/2026	3,267	3,217	3,189

Consolidated Schedule of Investments as of December 31, 2021
Investments (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
USLS Acquisition, Inc.	^	(2)(3)	Business Services	LIBOR	5.50%	6.50%	11/30/2024	$6,234	$6,223	$6,165
Westfall Technik, Inc.	^	(2)(3)	Chemicals, Plastics & Rubber	LIBOR	5.75%	6.75%	9/13/2024	6,418	6,337	6,359
First Lien Debt Total									$208,316	$208,196
Second Lien Debt (13.0%) of fair value)
AI Convoy S.A.R.L (United Kingdom)	^	(2)(3)	Aerospace & Defense	LIBOR	8.25%	9.25%	1/17/2028	$5,514	$5,413	$5,720
AP Plastics Acquisition Holdings, LLC	^	(2)(3)	Chemicals, Plastics & Rubber	LIBOR	7.50%	8.25%	8/10/2029	4,500	4,410	4,526
AQA Acquisition Holdings, Inc.	^	(2)(3)	High Tech Industries	LIBOR	7.50%	8.00%	3/3/2029	5,000	4,881	5,004
Quartz Holding Company	^	(2)(3)	Software	LIBOR	8.00%	8.10%	4/2/2027	4,852	4,781	4,852
Tank Holding Corp.	^	(2)(3)	Capital Equipment	LIBOR	8.25%	8.35%	3/26/2027	5,514	5,446	5,569
World 50, Inc.	^	(6)	Business Services	FIXED	11.50%	11.50%	1/9/2027	5,465	5,368	5,422
Second Lien Debt Total									$30,299	$31,093
Total Investments									$238,615	$239,289
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

As of September 30, 2022 and December 31, 2021, we had $68,644 and $93,074, respectively, in cash, cash equivalents and restricted cash. The Credit Facility consisted of the following as of September 30, 2022 and December 31, 2021:

	September 30, 2022
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Credit Facility	$688,000	$423,959	$264,041	$265,350
Total	$688,000	$423,959	$264,041	$265,350

	December 31, 2021
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Credit Facility	688,000	407,655	280,345	280,706
Total	$688,000	$407,655	$280,345	$280,706
(1)The unused portion is the amount upon which commitment fees are based.
(2)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.

The following were the carrying values (before debt issuance costs) and fair values of the Company’s 2015-1R Notes as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
2015-1R Notes	Carrying Value	Fair Value	Carrying Value	Fair Value
Aaa/AAA Class A-1-1-R Notes	$234,800	$227,592	$234,800	$234,941
Aaa/AAA Class A-1-2-R Notes	50,000	48,710	50,000	50,075
Aaa/AAA Class A-1-3-R Notes	25,000	23,595	25,000	24,680
AA Class A-2-R Notes	66,000	63,327	66,000	66,003
A Class B Notes	46,400	45,296	46,400	46,430
BBB- Class C Notes	27,000	26,123	27,000	26,714
Total	$449,200	$434,643	$449,200	$448,843

As of September 30, 2022 and December 31, 2021, we had a combined $1,063,159 and $1,046,855, respectively, of outstanding consolidated indebtedness under the Credit Facility, the 2015-1R Notes and the Senior Notes. Our annualized interest cost as of September 30, 2022 and December 31, 2021, was 4.45% and 2.75%, excluding fees (such as fees on undrawn amounts and amortization of upfront fees). For the three months ended September 30, 2022 and 2021, we incurred $11,491 and $7,519, respectively, of interest expense and $446 and $435, respectively, of credit facility fees. For the nine month periods ended September 30, 2022 and 2021, we incurred $27,172 and $21,549, respectively, of interest expense and $1,551 and $1,459, respectively, of credit facility fees.
Equity Activity
Common shares issued and outstanding as of September 30, 2022 and December 31, 2021 were 51,616,772 and 53,142,454, respectively.
The following table summarizes activity in the number of shares of our common stock outstanding during the nine month periods ended September 30, 2022 and 2021:

	For the nine month periods ended
	September 30, 2022	September 30, 2021
Common shares outstanding, beginning of period	53,142,454	55,320,309
Repurchase of common stock (1)	(1,525,682)	(1,605,865)
Common shares outstanding, end of period	51,616,772	53,714,444
(1) See Note 10 to the consolidated financial statements in Part I, Item 1 of this Form 10-Q for additional information regarding the Company Stock Repurchase Program.

On May 5, 2020, we issued and sold 2,000,000 shares of Preferred Stock, par value $0.01, to an affiliate of Carlyle in a private placement at a price of $25 per share. Shares of Preferred Stock issued and outstanding were 2,000,000 as of both September 30, 2022 and December 31, 2021.
OFF BALANCE SHEET ARRANGEMENTS
In the ordinary course of our business, we enter into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in these consolidated financial statements as of September 30, 2022 and December 31, 2021 in Part I, Item 1 of this Form 10-Q for any such exposure.
We have in the past, currently are and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments.
We had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Principal Amount as of
	September 30, 2022	December 31, 2021
Unfunded delayed draw commitments	$111,141	$112,985
Unfunded revolving commitments	74,804	67,513
Total unfunded commitments	$185,945	$180,498
Pursuant to an undertaking by us in connection with the 2015-1 Debt Securitization, we agreed to hold on an ongoing basis the 2015-1 Issuer Preferred Interests with an aggregate dollar purchase price at least equal to 5% of the aggregate outstanding amount of all collateral obligations by the 2015-1 Issuer for so long as any securities of the 2015-1 Issuer remains outstanding. As of September 30, 2022 and December 31, 2021, we were in compliance with this undertaking.
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

The following table summarizes the Company's dividends declared per share of common stock during the two most recent fiscal years and the current fiscal year to date:

Date Declared	Record Date	Payment Date	Per Share Amount
2020
February 24, 2020	March 31, 2020	April 17, 2020	$0.37
May 4, 2020	June 30, 2020	July 17, 2020	0.37
August 3, 2020	September 30, 2020	October 16, 2020	0.32	(2)
August 3, 2020	September 30, 2020	October 16, 2020	0.05	(1)
November 2, 2020	December 31, 2020	January 15, 2021	0.32
November 2, 2020	December 31, 2020	January 15, 2021	0.04	(1)
Total			$1.47
2021
February 22, 2021	March 31, 2021	April 16, 2021	$0.32
February 22, 2021	March 31, 2021	April 16, 2021	0.05	(1)
May 3, 2021	June 30, 2021	July 15, 2021	$0.32
May 3, 2021	June 30, 2021	July 15, 2021	$0.04	(1)
August 2, 2021	September 30, 2021	October 15, 2021	$0.32
August 2, 2021	September 30, 2021	October 15, 2021	$0.06	(1)
November 1, 2021	December 31, 2021	January 14, 2022	$0.32
November 1, 2021	December 31, 2021	January 14, 2022	$0.07	(1)
Total			$1.50
2022
February 18, 2022	March 31, 2022	April 15, 2022	$0.32
February 18, 2022	March 31, 2022	April 15, 2022	$0.08	(1)
May 2, 2022	June 30, 2022	July 15, 2022	$0.32
May 2, 2022	June 30, 2022	July 15, 2022	$0.08	(1)
August 8, 2022	September 30, 2022	October 14, 2022	$0.34	(2)
August 8, 2022	September 30, 2022	October 14, 2022	$0.06	(1)
Total			$1.20
(1)Represents a special/supplemental dividend.
(2)The Company updated its dividend policy such that the base dividend was $0.32 per share of common stock, effective with the third quarter 2020 dividend through the second quarter 2022 dividend. The Company further updated its dividend policy such that the base dividend is $0.34 per share of common stock, effective with the third quarter 2022 dividend.

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

Date Declared	Record Date	Payment Date	Per Share Amount
2020
June 30, 2020	June 30, 2020	September 30, 2020	$0.277
September 30, 2020	September 30, 2020	September 30, 2020	0.423
December 31, 2020	December 31, 2020	December 31, 2020	0.438
Total			$1.138
2021
March 31, 2021	March 31, 2021	March 31, 2021	$0.438
June 30, 2021	June 30, 2021	June 30, 2021	0.438
September 30, 2021	September 30, 2021	September 30, 2021	0.438
December 29, 2021	December 31, 2021	December 31, 2021	0.438
Total			$1.752
2022
March 25, 2022	March 31, 2022	March 31, 2022	0.438
June 27, 2022	June 30, 2022	June 30, 2022	0.438
September 22, 2022	September 30, 2022	September 30, 2022	0.438
Total			$1.314
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
As of September 30, 2022 and December 31, 2021, the Company had total senior securities of $1,113,159 and $1,096,855, respectively, consisting of secured borrowings under the Credit Facility, the Senior Notes, the 2015-1R Notes, and the Preferred Stock, and had asset coverage ratios of 179.56% and 181.94%, respectively.

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
Fair Value Measurements
The Company applies fair value accounting in accordance with the terms of Financial Accounting Standards Board ASC Topic 820, Fair Value Measurement (“ASC 820”). ASC 820 defines fair value as the amount that would be exchanged to sell an asset or transfer a liability in an orderly transfer between market participants at the measurement date. Effective September 8, 2022, the Investment Adviser, as the valuation designee pursuant to Rule 2a-5 under the Investment Company Act, determines in good faith the fair value of the Company’s investment portfolio for which market quotations are not readily available. The Investment Adviser values securities/instruments traded in active markets on the measurement date by multiplying the closing price of such traded securities/instruments by the quantity of shares or amount of the instrument held. The Investment Adviser may also obtain quotes with respect to certain of its investments, such as its securities/instruments traded in active markets and its liquid securities/instruments that are not traded in active markets, from pricing services, brokers, or counterparties (i.e., “consensus pricing”). When doing so, the Investment Adviser determines whether the quote obtained is sufficient according to U.S. GAAP to determine the fair value of the security. The Investment Adviser may use the quote obtained or alternative pricing sources may be utilized including valuation techniques typically utilized for illiquid securities/instruments.
Securities/instruments that are illiquid or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of the Investment Adviser, does not represent fair value shall each be valued as of the measurement date using all techniques appropriate under the circumstances and for which sufficient data is available. These valuation techniques may vary by investment and include comparable public market valuations, comparable precedent transaction valuations and/or discounted cash flow analyses. The process generally used to determine the applicable value is as follows: (i) the value of each portfolio company or investment is initially reviewed by the investment professionals responsible for such portfolio company or investment and, for non-traded investments, a standardized template designed to approximate fair market value based on observable market inputs, updated credit statistics and unobservable inputs is used to determine a preliminary value, which is also reviewed alongside consensus pricing, where available; (ii) preliminary valuation conclusions are documented and reviewed by a valuation committee comprised of members of the Investment Adviser; (iii) the Board of Directors engages a third-party valuation firm to provide positive assurance on portions of the Middle Market Senior Loans and equity investments portfolio each quarter (such that each non-traded investment other than Credit Fund is reviewed by a third-party valuation firm at least once on a rolling twelve month basis) including a review of management’s preliminary valuation and conclusion on fair value; (iv) if applicable, prior to September 8, 2022, the Audit Committee of the Board of Directors (the “Audit Committee”) reviewed the assessments of the Investment Adviser and the third-party valuation firm; and (v) if applicable, prior to September 8, 2022, the Board of Directors discussed the valuation recommendations of the Audit Committee and determined the fair value of each investment in the portfolio in good faith based on the input of the Investment Adviser and, where applicable, the third-party valuation firm.
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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of September 30, 2022 and December 31, 2021.
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
Valuation Risk
Our investments generally do not have a readily available market price, our Investment Adviser, as the valuation designee pursuant to Rule 2a-5 under the Investment Company Act, values our investments for which market quotations are not readily available in good faith at fair value in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. In addition, because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and it is possible that the difference could be material.
Interest Rate Risk
As of September 30, 2022, on a fair value basis, approximately 1.4% of our debt investments bear interest at a fixed rate and approximately 98.6% of our debt investments bear interest at a floating rate, which primarily are subject to interest rate floors. Additionally, our Credit Facility is also subject to floating interest rates and is currently paid based on floating SOFR rates.
Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our income in the future.
The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. These hypothetical interest income calculations are based on a model of the settled debt investments in our portfolio, excluding structured finance obligations and our investments in Credit Fund and Credit Fund II, held as of September 30, 2022 and December 31, 2021, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. Interest expense is calculated based on outstanding secured borrowings and notes payable as of September 30, 2022 and December 31, 2021 and based on the terms of our Credit Facility and notes payable. Interest expense on our Credit Facility and notes payable is calculated using the stated interest rate as of September 30, 2022 and December 31, 2021, adjusted for the hypothetical changes in rates, as shown below. We intend to continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may impact significantly our net interest income.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.
Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2022 and December 31, 2021, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled debt investments (considering interest rate floors for variable rate instruments), excluding our investments in Credit Fund and Credit Fund II, and outstanding secured borrowings and notes payable assuming no changes in our investment and borrowing structure:

	September 30, 2022			December 31, 2021
Basis Point Change	Interest Income	Interest Expense	Net Investment Income	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$48,325	$(25,668)	$22,657	$34,923	$(24,832)	$10,091
Up 200 basis points	$32,217	$(17,112)	$15,105	$19,935	$(16,513)	$3,422
Up 100 basis points	$16,108	$(8,556)	$7,552	$4,954	$(8,195)	$(3,241)
Down 100 basis points	$(15,915)	$8,556	$(7,359)	$(147)	$1,083	$936
Down 200 basis points	$(29,971)	$17,078	$(12,893)	$(147)	$1,083	$936
Down 300 basis points	$(35,283)	$22,515	$(12,768)	$(147)	$1,083	$936

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
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting during the three month period ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information regarding purchases of our common stock made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the three months ended September 30, 2022 for the periods indicated.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)(2)	Maximum (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2022 through July 31, 2022	228,480	$13.11	228,480	$57,742
August 1, 2022 through August 31, 2022	145,999	14.04	145,999	55,693
September 1, 2022 through September 30, 2022	156,960	13.38	156,960	53,593
Total	531,439		531,439

(1)On trade date basis.
(2)On August 1, 2022, the Company's Board of Directors approved the continuation of the Company's Stock Repurchase Program until November 5, 2023, or until the date the approved dollar amount has been used to repurchase shares, and increased the size of the Company’s Stock Repurchase Program by $50 million. Pursuant to the program, the Company is authorized to repurchase up to $200 million in the aggregate of the Company's outstanding stock in the open market and/or through privately negotiated transactions at prices not to exceed the Company’s net asset value per share as reported in its most recent financial statements, in accordance with the guidelines specified in Rule 10b-18 of the Exchange Act. The timing, manner, price and amount of any repurchases will be determined by the Company, in its discretion, based upon the evaluation of economic and market conditions, stock price, available cash, applicable legal and regulatory requirements and other factors, and may include purchases pursuant to Rule 10b5-1 of the Exchange Act. The program does not require the Company to repurchase any specific number of shares and there can be no assurance as to the amount of shares repurchased under the program. The program may be suspended, extended, modified or discontinued by the Company at any time, subject to applicable law. Pursuant to the authorization described above, the Company adopted a 10b5-1 plan (the “Company 10b5-1 Plan”). The Company 10b5-1 Plan provides that purchases will be conducted on the open market in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act and will otherwise be subject to applicable law, which may prohibit purchases under certain circumstances. The amount of purchases made under the Company 10b5-1 Plan or otherwise and how much will be purchased at any time is uncertain, dependent on prevailing market prices and trading volumes, all of which we cannot predict. The Company's Stock Repurchase Program was originally approved by the Company's Board of Directors on November 5, 2018 and announced on November 6, 2018.
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

CARLYLE SECURED LENDING, INC.

Dated: November 8, 2022	By	/s/ Thomas M. Hennigan
Thomas M. Hennigan Chief Financial Officer (principal financial officer)