Form 10-K
period 2022-12-31
Carlyle Secured Lending, Inc.
filed 2023-02-27
CIK 1544206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock at June 30, 2022, based on the closing price of the common stock on that date of $12.70 on The Nasdaq Global Select Market, held by those persons deemed by the registrant to be non-affiliates was approximately $658,013,822.
The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding at February 24, 2023 was 50,820,785.
Documents Incorporated by Reference: Portions of the registrant’s Proxy Statement for its 2023 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

CARLYLE SECURED LENDING, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
We have included or incorporated by reference in this Form 10-K, and from time to time our management may make, “forward-looking statements”. These forward-looking statements are not historical facts, but instead relate to future events or the future performance or financial condition of Carlyle Secured Lending, Inc. (together with its consolidated subsidiaries, “we,” “us,” “our,” “CSL” or the “Company”). These statements are based on current expectations, estimates and projections about us, our current or prospective portfolio investments, our industry, our beliefs, and our assumptions. The forward-looking statements contained in this Form 10-K and the documents incorporated by reference herein involve a number of risks and uncertainties, including statements concerning:
•our, or our portfolio companies’, future business, operations, operating results or prospects, including our and their ability to achieve our respective objectives, including as a result of large scale global events such as the COVID-19 pandemic;
•the return or impact of current and future investments;
•the general economy and its impact on the industries in which we invest;
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
•the current inflationary environment, and its impact on our portfolio companies and on the industries in which we invest;
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
•uncertainty surrounding Russia’s military invasion of Ukraine and the impact of geopolitical tensions, such as between China and the United States;
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
•currency fluctuations and the adverse effect such fluctuations could have on the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars;
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

PART I
In this annual report, except where the context suggests otherwise:
•the terms “we,” “us,” “our,” “Company” and “CSL” refer to Carlyle Secured Lending, Inc. (formerly TCG BDC, Inc.), a Maryland corporation and its consolidated subsidiaries;
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
•the terms “CGCIM” and “Investment Adviser” refer to Carlyle Global Credit Investment Management L.L.C., a Delaware limited liability company and an investment adviser registered with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”) and a wholly owned and consolidated subsidiary of Carlyle, which serves as our investment adviser;
•the term “Credit Fund” refers to Middle Market Credit Fund, LLC, an unconsolidated limited liability company, in which we own a 50% economic interest and co-manage with Credit Partners USA LLC, and its wholly owned and consolidated subsidiary;
•the term “Credit Fund II” refers to Middle Market Credit Fund II, LLC, an unconsolidated limited liability company, in which we own an 84.13% economic interest and co-manage with Cliffwater Corporate Lending Fund ("CCLF"), and its wholly owned and consolidated subsidiary; and
•references to “this Form 10-K” are to our Annual Report on Form 10-K for the year ended December 31, 2022.
Item 1. Business
Carlyle Secured Lending, Inc., a Maryland corporation, is a specialty finance company that is a closed-end, externally managed, non-diversified management investment company. We have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). For U.S. federal income tax purposes, we have elected to be treated as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (together with the rules and regulations promulgated thereunder, the “Code”). We were formed in February 2012, commenced investment operations in May 2013 and began trading on the Nasdaq Global Select Market, under the symbol “CGBD,” upon completion of our initial public offering in June 2017. Our principal executive offices are located at One Vanderbilt Avenue, Suite 3400, New York, New York 10017.
Our investment objective is to generate current income and, to a lesser extent, capital appreciation primarily through assembling a portfolio of secured debt investments in U.S. middle market companies. Our core investment strategy focuses on lending to U.S. middle market companies, which we define as companies with approximately $25 million to $100 million of earnings before interest, taxes, depreciation and amortization (“EBITDA”), supported by financial sponsors. This core strategy is opportunistically supplemented with differentiated and complementary lending and investing strategies, which take advantage of the broad capabilities of Carlyle's Global Credit platform while offering risk-diversifying portfolio benefits. We seek to achieve our investment objective primarily through direct origination of secured debt instruments, including first lien senior secured loans (which may include stand-alone first lien loans, first lien/last out loans and “unitranche” loans) and second lien senior secured loans (collectively, “Middle Market Senior Loans”), with a minority of our assets invested in higher yielding investments (which may include unsecured debt, subordinated debt and investments in equities).
We invest primarily in loans to middle market companies whose debt has been rated below investment grade, or would likely be rated below investment grade if such debt was rated. These securities, which are often referred to as “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. See Item 1A. “Risk Factors— Risks Related to Our Investments— Our investments are risky and speculative.”
Our investment approach is focused on capital preservation based on long-term fundamental credit performance. Our Investment Adviser’s investment team utilizes a rigorous, systematic, and consistent investment process, refined over Carlyle’s 35-year history investing in private markets across multiple cycles, designed to achieve enhanced risk-adjusted returns. In conducting our investment activities, we believe that we benefit from the significant scale and resources of Carlyle, including our Investment Adviser and its affiliates.
Our Investment Adviser
CGCIM, our Investment Adviser, manages our investment activities, including sourcing potential investments, conducting research and due diligence on prospective investments, analyzing and structuring our investments and monitoring our investments on an ongoing basis.
Our Investment Adviser is part of Carlyle’s Global Credit segment, and benefits from the more than 230 experienced investment professionals across the origination, capital markets, underwriting and portfolio management teams. Our Investment Adviser’s investment committee that oversees our investment activities comprises several of the most senior credit professionals within the Global Credit segment, with backgrounds and expertise across multiple asset classes with significant industry experience and tenure. The investment committee is responsible for reviewing and approving our investment opportunities. The members of the investment committee have experience investing through different credit cycles. The investment committee is led by Mark Jenkins, a Managing Director and Head of Global Credit at Carlyle.
Our Investment Adviser also serves, and may in the future serve, as investment adviser to other existing and future affiliated BDCs that have investment objectives similar to our investment objectives.
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
Our base management fee is calculated at an annual rate of 1.50% of the average value of the Company’s gross assets at the end of the two most recently completed fiscal quarters; provided, however, the base management fee is calculated at an annual rate of 1.00% of the Company’s gross assets as of the end of the two most recently completed calendar quarters that exceeds the product of (A) 200% and (B) the average value of the Company’s net asset value at the end of the two most recently completed calendar quarters. “Gross assets” is determined on a consolidated basis in accordance with generally accepted accounting principles in the United States, includes assets acquired through the incurrence of debt (see Note 7, Borrowings, and Note 8, Notes Payable, to the consolidated financial statements in Part II, Item 8 of this Form 10-K), and excludes cash and any temporary investments in cash-equivalents. For purposes of this calculation, cash and cash equivalent includes U.S. government securities and other high-quality investment grade debt investments that mature in 12 months or less from the date of investment. The base management fee is payable quarterly in arrears, will be appropriately adjusted for any share issuances or repurchases during such the applicable fiscal quarters, and will be appropriately pro-rated for any partial month or quarter.

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
Our Administrator
On April 3, 2013, the Company’s Board of Directors approved an administration agreement (the “Administration Agreement”) between the Company and CGCA, a Delaware limited liability company, (the “Administrator”). Pursuant to the Administration Agreement, the Administrator provides services and receives reimbursements equal to an amount that reimburses the Administrator for its costs and expenses and the Company’s allocable portion of overhead incurred by the Administrator in performing its obligations under the Administration Agreement, including the Company’s allocable portion of the compensation paid to or compensatory distributions received by the Company’s officers (including the Chief Compliance Officer and Chief Financial Officer) and respective staff who provide services to the Company, operations staff who provide services to the Company, and any internal audit staff, to the extent internal audit performs a role in the Company’s Sarbanes-Oxley Act internal control assessment. Reimbursement under the Administration Agreement occurs quarterly in arrears.
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
On April 3, 2013, the Administrator entered into a sub-administration agreement with Carlyle Employee Co. (the “Carlyle Sub-Administration Agreement”). Pursuant to the Carlyle Sub-Administration Agreement, Carlyle Employee Co. provides the Administrator ), provides our Administrator with access to Carlyle’s finance, operations, legal, compliance and administrative professionals..
On April 3, 2013, the Administrator entered into a sub-administration agreement with State Street Bank and Trust Company (“State Street”), which was amended on March 11, 2015 (as amended, the “State Street Sub-Administration Agreement” and, together with the Carlyle Sub-Administration Agreement, the “Sub-Administration Agreements”). Pursuant to the State Street Sub-Administration Agreement, State Street provides certain administrative and professional services. State Street also serves as our custodian Unless terminated earlier, the State Street Sub-Administration Agreement renews automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (i) the vote of the Board of Directors or by the vote of a majority of the outstanding voting securities of the Company and (ii) the vote of a majority of the Company’s Independent Directors. On May 9, 2022, the Company’s Board of Directors, including a majority of the Independent Directors, approved the continuance of the State Street Sub-Administration Agreement for a one year period. The State Street Sub-Administration Agreement may be terminated upon at least 60 days’ written notice and without penalty by the vote of a majority of the outstanding securities of the Company, or by the vote of the Board of Directors or by either party to the State Street Sub-Administration Agreement.
Carlyle
Our Investment Adviser and Administrator are affiliates of Carlyle. Carlyle is a global investment firm with deep industry expertise that deploys private capital across three business segments: Global Private Equity, Global Credit and Global Investment Solutions. With $373 billion of assets under management (“AUM”) as of December 31, 2022, Carlyle’s teams invest across a range of strategies that leverage its deep industry expertise, local insights, and global resources to deliver attractive returns throughout an investment cycle. Carlyle employs nearly 2,100 employees, including more than 770 investment professionals in 29 offices across five continents, and serves more than 2,900 active carry fund investors from 88 countries.
Carlyle’s Global Credit segment, which had $146.3 billion in AUM as of December 31, 2022, advises products that pursue investment strategies across the credit spectrum, including: liquid credit, illiquid credit, and real assets credit, as well as platform initiatives such as Carlyle Tactical Private Credit Fund (“CTAC,” or the “Interval Fund”). Global Credit, which also includes Carlyle’s Insurance Solutions and Global Capital Markets businesses, has been Carlyle’s fastest-growing segment in the past four years, with total AUM nearly doubling in 2022 alone. Since the establishment of Global Credit in 1999, these various capital sources provide the opportunity for Carlyle to offer highly customizable and creative financing solutions to borrowers to meet their specific capital needs. Carlyle draws on the expertise and underwriting capabilities of 233 investment professionals dedicated to the Global Credit segment and leverages the resources and industry expertise of Carlyle’s global network to provide creative solutions for borrowers.
Primary areas of focus for Carlyle’s Global Credit segment include:
Liquid Credit
•Loans and Structured Credit. The structured credit funds invest primarily in performing senior secured bank loans through collateralized loan obligations (“CLOs”) and other investment vehicles. In 2022, in addition to the acquisition of the management contracts for the CBAM CLO portfolio, Carlyle closed six new U.S. CLOs and three CLOs in Europe with an aggregate size of $2.7 billion and $1.2 billion, respectively. As of December 31, 2022, Carlyle’s loans and structured credit team advised structured credit funds totaling approximately $50.4 billion in AUM.
Illiquid Credit
•Direct Lending. Carlyle’s direct lending business includes Carlyle’s BDCs that invest primarily in middle market first-lien loans (which include unitranche, “first out” and “last out” loans) and second-lien loans of middle-market companies, typically defined as companies with annual EBITDA ranging from $25 million to $100 million, that lack access to the broadly syndicated loan and bond markets. As of December 31, 2022, Carlyle’s direct lending investment team advised AUM totaling approximately $9.4 billion.

•Opportunistic Credit. Carlyle’s opportunistic credit team invests primarily in highly-structured and privately-negotiated capital solutions supporting corporate borrowers through secured loans, senior subordinated debt, mezzanine debt, convertible notes, and other debt-like instruments, as well as preferred and common equity. The team will also look to invest in real estate and special situations (i.e., event-driven opportunities that exhibit hybrid credit and equity features) as well as market dislocations (i.e., primary and secondary market investments in liquid debt instruments that arise as a result of temporary market volatility). In certain investments, our funds may seek to restructure pre-reorganization debt claims into controlling positions in the equtiy of the reorganized companies. As of December 31, 2022, Carlyle’s opportunistic credit team advised products totaling approximately $12.8 billion in AUM.
Real Assets Credit
•Aircraft Finance. Carlyle Aviation Partners is Carlyle's multi-strategy investment platform that is engaged in commercial aviation aircraft financing and investment throughout commercial aviation industry. As of December 31, 2022, Carlyle Aviation Partners had approximately $11.5 billion in AUM across active carry funds, securitization vehicles, liquid strategies, and other vehicles.
•Infrastructure Debt. Carlyle’s Infrastructure debt team invests primarily in directly originated and privately negotiated debt instruments related to global infrastructure projects, primarily in the power, energy, transportation, water/waste, telecommunications and social infrastructure sectors. The team focuses primarily on senior, subordinated, and mezzanine debt and seeks to invest primarily in developed markets within the Organization for Economic Cooperation and Development (“OECD”). As of December 31, 2022, Carlyle’s infrastructure debt team managed approximately $3.7 billion in AUM.
Other Credit
•Platform Initiatives. Carlyle’s platform initiatives include CTAC, its closed-end interval fund which invests across Carlyle’s entire credit platform, as well as cross-platform separately managed accounts which are tailored to invest across Carlyle’s credit platform based on the specific needs of individual investors. These products also include structured solutions which focus on private, primarily investment-grade investments, backed by assets with contractual cash flows. As of December 31, 2022, the Global Credit platform initiatives represented $6.1 billion in AUM.
•Insurance Solutions. Carlyle Insurance Solutions (“CIS”) combines Carlyle’s deep insurance expertise with portfolio construction capabilities, capital sourcing and asset origination strengths to provide comprehensive liability funding/reinsurance, asset management and advisory solutions for (re)insurance companies and fund investors. The CIS team oversees Carlyle’s investment in Fortitude Re, as well as the strategic advisory services agreement with certain subsidiaries of Fortitude Re. As of December 31, 2022, AUM related to capital raised from third-party investors to acquire a controlling interest in Fortitude Re was $5.7 billion. As of December 31, 2022, AUM related to the strategic advisory services agreement was $45.2 billion, including the net asset value of investments in Carlyle products, which is also reflected in the AUM and fee-earning AUM of the strategy in which they are invested. Fortitude Re and certain Fortitude Re reinsurance counterparties have committed approximately $9.2 billion of capital to-date to various Carlyle strategies.
•Global Capital Markets. Carlyle Global Capital Markets (“GCM”) is a loan syndication and capital markets business that launched in 2018. The primary focus of GCM is to arrange, place, underwrite, originate and syndicate loans and underwrite securities of third parties and Carlyle portfolio companies through TCG Capital Markets L.L.C. and TCG Senior Funding L.L.C.. TCG Capital Markets L.L.C. is a FINRA registered broker dealer. GCM may also act as the initial purchaser of such loans and securities. GCM receives fees, including underwriting, placement, structuring, transaction and syndication fees, commissions, underwriting and original issue discounts, interest payments and other compensation, which may be payable in cash or securities or loans, in respect of the activities described above and may elect to waive such fees.

Strategic Relationships
We have established, and may in the future establish, strategic relationships that may diversify our product offering, increase our scale, enhance our origination capabilities or provide other benefits. To this end, in February 2016, we and Credit Partners USA LLC (“Credit Partners”), a wholly owned subsidiary of PSP Investments Holding USA LLC, an affiliate of a large Canadian pension fund, agreed to co-invest through Credit Fund, a joint venture primarily focused on investing in first lien loans to middle market companies. Since its inception and through December 31, 2022, Credit Fund has invested in over $3.2 billion (before any repayments or exits) of senior secured loans. We and Credit Partners each have 50% economic ownership of Credit Fund and have commitments to fund, from time to time, capital of up to $250 million each. Additionally, in November 2020, we and Cliffwater Corporate Lending Fund (“CCLF”), an investment vehicle managed by Cliffwater LLC, agreed to co-invest through Credit Fund II, a joint venture primarily focused on investing in senior secured loans of middle market companies. Since its inception and through December 31, 2022, Credit Fund II has invested in over $490.9 million (before any repayments or exits) of senior secured loans, including the initial portfolio of senior secured loans contributed by CSL. We and CCLF have 84.13% and 15.87% ownership in Credit Fund II, respectively.

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
Competitive Strengths
Carlyle Global Credit’s key competitive strengths are based on Carlyle’s integrated platform – with a breadth of capabilities, scale of capital and depth of expertise – which Carlyle believes allows it to mitigate competition and thereby improve our ability to deliver on the expectations of shareholders. We believe the following characteristics distinguish Carlyle’s capabilities in private credit:
•Proven Direct Origination Approach. Carlyle Direct Lending’s business directly originates nearly 100% of its investments, sourced from both the dedicated direct lending origination team as well as from the many adjacent capabilities across the Carlyle Global Credit platform. This origination approach has resulted in a strong and diversified flow of opportunities, approximately 1,500 per annum, from which Carlyle believes it can select investments with the best potential risk/reward characteristics.
•Breadth of Capabilities. Carlyle believes it has one of the broadest credit investment capabilities in the market today. As a global private credit platform, Carlyle has the ability to invest across the capital structure in first lien, unitranche, second lien, junior debt and preferred equity. Carlyle Global Credit can potentially serve as a one-stop shop, providing creative and holistic solutions for borrowers across the capital structure, which allows it to pursue investment opportunities with limited competition.
•Scale of Capital. With $146.3 billion of AUM as of December 31, 2022 across its platform, Carlyle Global Credit maintains a significant capital base that can provide a full capital solution, delivering certainty of execution for borrowers and mitigating opportunities for competitive disintermediation.
•Depth of Expertise. Carlyle is a market leading global platform with $373 billion of AUM, an experienced and tenured bench of more than 770 investment professionals with well-established, long-standing relationships with sponsors, management teams, and industry experts, as of December 31, 2022. Carlyle believes that it brings differentiated diligence insights and extensive experience to inform credit selection. As a firm, Carlyle seeks to bring the collective power of the global platform with respect to individual investments, including sector credit analysts, Carlyle Private Equity’s deep knowledge and relationships with potential customers, suppliers or competitors of a given company, and internal dedicated diligence groups (e.g., government affairs and environment, social and corporate governance (“ESG”)). Carlyle believes this integrated and collaborative approach allows it to move faster and with higher conviction than its competitors in many scenarios.
•Rigorous Credit Selection. Carlyle employs a robust, iterative and heavily documented underwriting process for its Direct Lending business, which consists of four “gates” where a credit is reviewed and requires sign-off, including (i) at the point of origination, (ii) by the underwriting team, (iii) by Carlyle Direct Lending’s screening committee (the “Direct Lending Screening Committee” or the “Screening Committee”) and finally (iv) by Carlyle’s illiquid credit investment committee at our Investment Adviser that oversees our investment activities (“Illiquid Credit Investment Committee” or “Investment Committee”). This rigorous diligence approach has allowed for a less than 3% closing rate on the approximately 1,500 transactions that were reviewed by the deal team over the past 12 months.
•Defensive Approach. Carlyle approaches the direct lending business with a defensive mindset that permeates all aspects of investment selection. On a strategic level, Carlyle seeks to construct well diversified portfolios, heavily weighted towards non-cyclical industries, and applies only moderate leverage at the portfolio level in order to seek to generate sustainable income levels. In addition, in individual asset selection, Carlyle favors sponsored over non-sponsored borrowers, seeks to transact with sponsors it knows well (approximately 80% of Carlyle Direct

Lending’s business is with repeat sponsors), works with companies it knows well via its significant incumbencies, seeks opportunities at the top of the capital structure, and primarily invests in transactions where Carlyle maintains leadership or roles with significant influence (approximately 90% of originations having a titled role in recent years).
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
•Large and Growing U.S. Middle Market. The middle market direct lending asset class has undergone tremendous growth and maturation over the past decade and is one of the largest sub-segments of private credit, a now $1,400+ billion market. Carlyle believes this growth has been driven by fundamentally sound, secular drivers, including the expansion of private market activity, increased bank regulation and consolidation and structural changes in liquid credit markets, all of which create a significant opportunity for private credit investing.
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
•Borrowers with EBITDA of $25–$100 million;
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
While we believe that the criteria listed above are important in identifying and investing in prospective portfolio companies, not all of these criteria will be necessarily met by each prospective portfolio company. In addition, we may change our investment objective, investment strategy and/or investment criteria over time without notice to or consent from our investors.
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
Investment Process
Origination
The direct lending investment team’s multi-channel origination model generates attractive investment opportunities through a variety of sources, including over 250 private equity firms, financial institutions, other middle market lenders, strategic relationships and arrangements, financial advisors, and experienced management teams. The origination team supplements these relationships through personal visits and marketing campaigns focused on maximizing investment deal flow. It is their responsibility to identify specific opportunities, refine opportunities through candid exploration of the underlying facts and circumstances and to apply creative and flexible solutions to solve a borrower or sponsor’s financing needs. The team of origination professionals are located in New York, Chicago, Boston and Los Angeles. Each originator maintains long-standing relationships with potential sources of deal flow and is responsible for covering a specified target market, organized by geography and secondarily by sector. Carlyle believes the originators’ strengths and breadth of relationships across a wide range of markets generate numerous financing opportunities, which enable it to be highly selective through its diligence and investment process, with less than 3% of total deals screened over the past 12 months closing. The direct lending investment team has cultivated very strong relationships with private equity sponsors with whom it works closely in sourcing and executing transactions. Carlyle believes that borrowers benefit from full financing solutions, access to the vast Carlyle network, and reliable execution.
Underwriting
The underwriting process is led by an experienced team of senior underwriters that are organized by sector and benefit from a deep base of shared information enabled by platform integration, as well as Carlyle resources. The typical deal timeline is sixty to ninety days and follows a multi-faceted four-step process:

1.Screening. The deal team reviews marketing materials and industry reports, compiles debt and equity comparables, reaches out to industry experts within the Carlyle network, identifies key credit strengths and risks and formulates a view on structure. The deal team then presents an initial analysis through a screening memo to the Screening Committee for high-level feedback and a decision to move forward with additional credit work. The Screening Committee is comprised of the Head of Direct Lending, Chief Investment Officer, Chief Risk Officer, Head of Sponsor Coverage, Deputy Chief Investment Officer, and two additional senior Managing Directors. Based on feedback from the committee, the deal team will prepare and disseminate an outcomes email that documents the takeaways from the meeting, including preferred financing structure as well as terms, key diligence items and next steps.
2.Formal Review. Following an indication from the Screening Committee to move forward in the diligence process, the deal team will compile a detailed diligence list and prepare for in-depth credit analysis. During this process, the deal team works closely with the private equity sponsor / borrower in all aspects of due diligence. Formal due diligence includes meeting with the management team, reviewing the data room and performing key financial analyses, creating a detailed financial model with sensitivities assuming various market environments, reviewing sell-side and third-party research, which includes industry reports and financial diligence, following up with industry experts within the Carlyle network for additional feedback, and drafting the commitment papers and term sheet.
As part of the extensive due diligence process, the deal team fully leverages all internal Carlyle resources to aid in investment decisions. In addition, the deal team may utilize third-party expert networks to supplement their work to gain further insight into company and industry factors from various thought leaders across the company’s markets.
Our Investment Adviser incorporates formal ESG reviews into its investment process. All deals are thoroughly vetted leveraging sector- and sub-sector-specific Sustainability Accounting Standards Board standards. ESG diligence incorporates country risk assessments for corruption and anti-money laundering concerns as well. The underwriters are responsible for assessing these ESG risks and including their assessment in the deal memo that the Screening and Investment Committees will review.
The formal review part of the process is iterative and involves re-screening with members of the Screening Committee, typically two to four times over the course of the deal, to produce a fulsome investment memo and provide a full term sheet and commitment papers, subject to outstanding diligence items.
3.Final Investment Committee Approval. After the Screening Committee has signed off on the investment memo, the deal team prepares for the Investment Committee approval process. The deal team reviews and summarizes final third-party industry work, performs outstanding ESG and regulatory due diligence, and begins drafting the definitive legal documentation for the transaction. Once the credit work for the transaction has been finalized, the deal team will finalize the investment memo and present the investment to the Investment Committee, where approval by a majority of the committee is required to approve a transaction. The Investment Committee has delegated approval of certain amendments, follow-on investments with existing borrowers, investments below certain size thresholds (existing or new platforms), and other matters as determined by the Investment Committee to the Screening Committee.
4.Closing. Once the investment has been approved and prior to funding, the deal team will prepare a closing memo documenting any updates since approval, changes to key legal terms, and the final financial covenant analysis. Once the sponsor / borrower legal diligence, and the know your customer, anti-money laundering and legal documentation have been finalized, the transaction will close and fund.
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
Portfolio and Risk Management
The investment team views proactive portfolio monitoring as a vital part of its investment process, which includes the ongoing review of a borrower by portfolio management, underwriting and workout professionals, with multiple layers of risk review and oversight. The investment team follows a rigorous monitoring strategy that utilizes a proprietary dashboard template for each transaction, which tracks financial performance, covenant compliance, follow-on transactions and amendments, and real-time updates to internal risk ratings based on qualitative and quantitative factors. The portfolio management process involves a variety of ongoing and scheduled reviews that allow for early detection of issues and escalation to the Investment Committee and workout team to avoid credit losses. This process includes detailed portfolio dashboard updates, monthly reviews of certain investments, quarterly meetings to conduct formal portfolio reviews, focused on technical analysis of financial performance and portfolio diversification, and ongoing ad-hoc meetings to handle borrower-specific requests, including follow-on transactions and amendments.
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

2
Borrower is operating generally as expected or at an acceptable level of performance. The level of risk to our initial cost basis is similar to the risk to our initial cost basis at the time of origination. This is the initial risk rating assigned to all new borrowers.

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

Beyond the policies detailed above, our Investment Adviser’s investment team performs analyses and projections to assess potential exposure of the portfolio to variable macroeconomic factors and market conditions. Sample analyses include assessing (i) the impact of rising operating costs on our borrowers and end consumers due to elevated inflation, particularly in food and energy, (ii) volatility in foreign exchange rates, (iii) Russia’s military invasion of Ukraine, (iv) interest rate sensitivity, (v) disruptions in our supply chain and (vi) the ongoing effects of the COVID-19 pandemic. These analyses can take the form of periodic (weekly/monthly/quarterly) reports as well as ad hoc analysis based on current market conditions.
Portfolio Composition
As of December 31, 2022 and 2021, the fair value of our investments was approximately $1,980 million and $1,913 million, respectively, in 134 and 117 portfolio companies/investment funds, respectively. The type, geography and industry composition of our investments, each as a percentage of the fair value of our investments as of December 31, 2022 and 2021, were as follows:

	As of December 31,
Type—% of Fair Value	2022	2021
First Lien Debt	68.6%	64.4%
Second Lien Debt	13.3	17.9
Equity Investments	4.8	4.0
Investment Funds	13.3	13.7
Total	100.0%	100.0%

	As of December 31,
Type—% of Fair Value of First and Second Lien Debt	2022	2021
Floating Rate	98.5%	98.4%
Fixed Rate	1.5	1.6
Total	100.0%	100.0%

	As of December 31,
Geography—% of Fair Value	2022	2021
Australia	0.1%	—%
Canada	2.4	2.5
Cyprus	0.4	0.4
Italy	0.3	0.3
Luxembourg	2.0	2.0
Sweden	—	—
United Kingdom	3.5	5.0
United States	91.3	89.8
Total	100.0%	100.0%

	As of December 31,
Industry—% of Fair Value	2022	2021
Aerospace & Defense	6.9%	8.7%
Automotive	4.4	4.9
Beverage & Food	3.6	4.4
Business Services	4.7	5.4
Capital Equipment	3.1	3.5
Chemicals, Plastics & Rubber	3.9	3.2
Construction & Building	1.2	0.6
Consumer Goods: Durable	—	—
Consumer Goods: Non-Durable	0.5	0.3
Consumer Services	5.7	1.4
Containers, Packaging & Glass	2.2	2.7
Diversified Financial Services	3.9	5.1
Energy: Oil & Gas	1.7	2.2
Environmental Industries	2.9	3.6
Healthcare & Pharmaceuticals	11.9	12.0
High Tech Industries	6.9	7.9
Investment Funds	13.3	13.7
Leisure Products & Services	5.7	5.9
Media: Advertising, Printing & Publishing	—	0.4
Media: Diversified & Production	1.0	1.0
Metals & Mining	0.4	0.1
Retail	1.6	2.4
Software	8.9	5.5
Sovereign & Public Finance	—	0.7
Telecommunications	3.6	4.0
Transportation: Cargo	0.4	—
Utilities: Electric	—	—
Wholesale	1.6	0.4
Total	100.0%	100.0%
See the Consolidated Schedules of Investments as of December 31, 2022 and 2021 in our consolidated financial statements in Part II, Item 8 of this Form 10-K for more information on these investments, including a list of companies and type, cost and fair value of investments.
Allocation of Investment Opportunities and Potential Conflicts of Interest
Our Investment Adviser, its investment professionals, our executive officers and directors, and other current and future principals of our Investment Adviser serve or may serve as investment advisers, officers, directors or principals of entities or investment funds that operate in the same line of business as we do or a related line of business and/or investment funds, accounts and other similar arrangements advised by Carlyle.
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
For example, Carlyle sponsors several investment funds, accounts and other similar arrangements, including, without limitation, structured credit funds, closed-end registered investment companies, BDCs, carry funds, and managed accounts and structured credit funds it may sponsor in the future. The SEC has granted us exemptive relief that permits us and certain of our affiliates to co-invest in suitable negotiated investments (the “Exemptive Relief”). If Carlyle is presented with investment opportunities that generally fall within our investment objective and other board-established criteria and those of other Carlyle funds, accounts or other similar arrangements (including other existing and future affiliated BDCs), whether focused on a debt strategy or otherwise, Carlyle allocates such opportunities among us and such other Carlyle funds, accounts or other similar arrangements in a manner consistent with the Exemptive Relief, our Investment Adviser’s allocation policies and procedures and Carlyle’s other allocation policies and procedures, where applicable, as discussed below. More specifically, investment opportunities in suitable negotiated investments for investment funds, accounts and other similar arrangements managed by our Investment Adviser, and other funds, accounts or similar arrangements managed by affiliated investment advisers that seek to co-invest with us or other Carlyle BDCs, are allocated in accordance with the Exemptive Relief. Investment opportunities for all other investment funds, accounts and other similar arrangements not managed by our Investment Adviser are allocated in accordance with their respective investment advisers’ and Carlyle’s other allocation policies and procedures. Such policies and procedures may result in certain investment opportunities that are attractive to us being allocated to other funds that are not managed by our Investment Adviser. Carlyle’s, including our Investment Adviser’s, allocation policies and procedures are designed to allocate investment opportunities fairly and equitably among its clients over time, taking into account a variety of factors which may include the sourcing of the transaction, the nature of the investment focus of each such other Carlyle fund, accounts or other similar arrangements, each fund’s, account’s or similar arrangement’s desired level of investment, the relative amounts of capital available for investment, the nature and extent of involvement in the transaction on the part of the respective teams of investment professionals, any requirements contained in the limited partnership agreements and other governing agreements of the Carlyle funds, accounts or other similar arrangements and other considerations deemed relevant by Carlyle in good faith, including suitability considerations and reputational matters. The application of these considerations may cause differences in the performance of different Carlyle funds, accounts and similar arrangements that have similar strategies.
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
For potential conflicts of interest in allocating investment opportunities among the Company and other investment funds, accounts or similar arrangements advised by Carlyle, see Item 1A. “Risk Factors—Risks Related to Our Business and Structure—There are significant potential conflicts of interest, including the management of other investment funds and accounts by our Investment Adviser, which could impact our investment returns and the holders of our common stock.”
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
Regulation
General—Regulation as a Business Development Company
We have elected to be regulated as a BDC under the Investment Company Act and have elected to be treated as a RIC under the Code. A BDC must be organized in the United States for the purpose of investing in or lending to primarily private companies and must offer, and must provide upon request, significant managerial assistance available to them. A BDC may use capital provided by public stockholders and from other sources to make long-term, private investments in businesses. A publicly-traded BDC provides stockholders with the ability to retain the liquidity of a publicly traded stock while sharing in the possible benefits, if any, of investing in primarily privately owned companies.
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
We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the Investment Company Act. Under these limits, except for registered money market funds, we generally cannot acquire more than 3% of the voting stock of any investment company (unless certain conditions are satisfied), invest more than 5% of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of investment companies in the aggregate. The portion of our portfolio invested in securities issued by investment companies ordinarily will subject our stockholders to additional indirect expenses. Our investment portfolio is also subject to diversification requirements by virtue of our intended status to be a RIC for U.S. tax purposes. See Item 1A. “Risk Factors—Risks Related to Our Business and Structure” for more information.
On April 12, 2022, we changed our name from TCG BDC, Inc. to Carlyle Secured Lending, Inc. In connection therewith, we have adopted a policy to invest, under normal circumstances, at least 80% of our total assets (net assets plus borrowings for investment purposes) in secured debt investments or instruments that provide investment exposure to secured debt investments, including through investment vehicles that typically invest at least 80% of their total assets in secured debt investments. This policy may be changed with 60 days’ prior notice to our shareholders. None of our investment policies are fundamental, and thus may be changed without shareholder approval.
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
We are generally not able to issue and sell our common stock at a price below net asset value ("NAV") per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current NAV of our common stock if our Independent Directors determine that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. In any such case, the price at which our common stock is to be issued and sold may not be less than a price that, in the determination of our Independent Directors, closely approximates the market value of such shares (less any distributing commission or discount). In addition, we may generally issue new shares of our common stock at a price below NAV in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances. Pursuant to approval granted at a special meeting of stockholders held on August 3, 2022, we are authorized, with the approval of the Board of Directors, to sell or otherwise issue shares of our common stock at a price below the then-current NAV per share, subject to certain limitations (including that the number of shares issued does not exceed 25% of our then-outstanding common stock immediately prior to each such offering). Such stockholder approval expires on August 3, 2023. See Item 1A. “Risk Factors—Risks Related to Our Business and Structure—Regulations governing our operation as a BDC affect our ability to, and the way in which we will, raise additional capital. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage” and “—The NAV per share of our common stock may be diluted if we sell shares of our common stock in one or more offerings at prices below the then current NAV per share of our common stock.”
We are subject to periodic examination by the SEC for compliance with the Investment Company Act.
As a BDC, we are subject to certain risks and uncertainties. See Item 1A. “Risk Factors—Risks Related to Our Business and Structure.”

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
Managerial Assistance to Portfolio Companies
    As a BDC, we must offer, and must provide, upon request from our portfolio companies, significant managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. Our Investment Adviser may provide all or a portion of this assistance pursuant to our administration agreement, the costs of which will be reimbursed by us. We may receive fees for these services.
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
Indebtedness and Senior Securities
We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the Investment Company Act, is at least equal to 150% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see Item 1A. “Risk Factors—Risks Relating to Our Business and Structure—Regulations governing our operation as a BDC affect our ability to, and the way in which we will, raise additional capital. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage” and “—We borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.”
Codes of Ethics
We have adopted a code of ethics pursuant to Rule 17j-1 under the Investment Company Act and our Investment Adviser has adopted a code of ethics pursuant to Rule 17j-1 under the Investment Company Act and Rule 204A-1 under the Advisers Act, respectively (collectively, the “Rule 17j-1 Codes of Ethics”), which establish procedures for personal investments and restricts certain transactions and apply to, among others, our Chief Executive Officer and Chief Financial Officer. The Rule 17j-1Codes of Ethics generally do not permit investments by personnel subject to them in securities that may be purchased or sold by us. The Rule 17j-1 Codes of Ethics are filed with the SEC (www.sec.gov).
We have also adopted a Code of Ethics for Principal Executive and Senior Financial Officers under the Sarbanes-Oxley Act of 2002 (the “SOX Code of Ethics”), which applies to, among others, our Chief Executive Officer and Chief Financial Officer. The SOX Code of Ethics is available free of charge on our website (http://www.tcgbdc.com).

There have been no material changes to the Rule 17j-1 Codes of Ethics or the SOX Code of Ethics or material waivers of the codes that apply to our Chief Executive Officer or Chief Financial Officer.
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
Our Investment Adviser’s proxy voting decisions will be made by its investment committee. To ensure that the vote is not the product of a conflict of interest, our Investment Adviser will require that: (1) anyone involved in the decision making process disclose to the Investment Committee, and Independent Directors, any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (2) employees involved in the decision making process or vote administration are prohibited from revealing how our Investment Adviser intends to vote on a proposal in order to reduce any attempted influence from interested parties.
Stockholders may obtain information regarding how we voted proxies by making a written request for proxy voting information to: Carlyle Secured Lending, Inc., c/o Carlyle Global Credit Investment Management L.L.C., One Vanderbilt Avenue, Suite 3400, New York, New York 10017.
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
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Definitive Proxy Statement on Schedule 14A, as well as reports on Forms 3, 4 and 5 regarding directors, officers or 10% beneficial owners of us, filed or furnished pursuant to section 13(a), 15(d) or 16(a) of the Exchange Act, are available free of charge on our website (http://www.carlylesecuredlending.com).
The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us, which can be accessed at www.sec.gov.
Competition
Our primary competitors in providing financing to middle market companies include public and private funds, other BDCs, commercial and investment banks, CLOs, commercial finance companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our potential competitors are substantially larger and may have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that will not be available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we do, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the Investment Company Act and the Code impose on us. We cannot assure you that the competitive pressures we will face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective.

We expect to use the expertise of the members of the Investment Committee and its investment team to assess investment risks and determine appropriate pricing for our investments. In addition, we expect that extensive direct origination resources, broad product capabilities, ability to commit capital in scale and the depth of expertise of our Investment Adviser’s investment team will enable us to learn about and compete effectively for, financing opportunities with attractive middle market companies in the industries in which we seek to invest. For additional information concerning the competitive risks we face, see Part I, Item 1A of this Form 10-K “Risk Factors—Risks Related to Our Investments—We operate in a highly competitive market for investment opportunities, and compete with investment vehicles sponsored or advised by our affiliates.”
Staffing
We do not currently have any employees. Our Chief Financial Officer, a Managing Director of Carlyle, our Treasurer and Principal Accounting Officer, a Vice President of Carlyle, and our Chief Compliance Officer and Secretary, a Managing Director of Carlyle, are retained by our Administrator pursuant to the Carlyle Sub-Administration Agreement. Each of these professionals performs their respective functions for us under the terms of our Administration Agreement.
Our day-to-day investment operations are managed by our Investment Adviser. Our Investment Adviser has entered into a personnel agreement with Carlyle Employee Co., pursuant to which our Investment Adviser has access to the members of its investment committee, and a team of additional experienced investment professionals who, collectively, comprise the Investment Adviser’s investment team. Our Investment Adviser may hire additional investment professionals to provide services to us.

Item 1A. Risk Factors
Summary of Risk Factors
The following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. The following should be read in conjunction with the complete discussion of risk factors we face, which are set forth below under "—Risk Factors".

Risks Related to Our Business and Structure
•We are currently operating in a period of capital markets disruption and economic uncertainty, and capital markets may experience periods of disruption and instability in the future. These market conditions may materially and adversely affect debt and equity capital markets in the United States and abroad, which have had and may continue to have a negative impact on our business and operations.
•Inflation has adversely affected and may continue to adversely affect the business, results of operations and financial condition of our portfolio companies.
•Economic recessions or downturns could impair our portfolio companies and harm our operating results.
•We are dependent upon our Investment Adviser for our future success, and there are significant potential conflicts of interest that could impact our investment returns.
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
•Regulations governing our operation as a BDC affect our ability to, and the way in which we will, raise additional capital. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.
•The NAV per share of our common stock may be diluted if we sell shares of our common stock in one or more offerings at prices below the then current NAV per share of our common stock.
•We borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.
•Our indebtedness could adversely affect our business, financial conditions or results of operations.
•Changes in interest rates have increased and may in the future increase our cost of capital, reduce the ability of our portfolio companies to service their debt obligations and decrease our net investment income.
•The discontinuation of LIBOR and the adoption of alternative reference rates may adversely affect our business and results of operations.
•We may experience fluctuations in our quarterly results.
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
•Provisions of the Maryland General Corporation Law (“MGCL”) and of our Charter and bylaws could deter takeover attempts and have an adverse impact on the price of our common stock.
•Our Board of Directors may change our investment objective, operating policies and strategies without prior notice and without stockholder approval.
•We are highly dependent on information systems, and systems failures could significantly disrupt our business.
•Cybersecurity risks and cyber incidents may adversely affect our business, results of operations or those of our portfolio companies.

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
•Our portfolio companies may be highly leveraged and may incur debt that ranks equally with, or senior to, some of our investments in such companies, and our investment portfolio may be concentrated in a limited number of portfolio companies and industries.
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
•The financial projections of our portfolio companies could prove inaccurate, and the due diligence investigation that our Investment Adviser carries out with respect to an investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity.
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
•The market price of our securities may fluctuate significantly.
•Our shares of common stock have traded at a discount to NAV and may do so again.
•We issued the Preferred Stock (as defined below) in May 2020 and we may in the future determine to issue additional preferred stock, which could adversely affect the market value of our common stock.
•Holders of the Preferred Stock have the right to elect members of the board of directors and class voting rights on certain matters.
•Purchases of our common stock under our stock repurchase program, including a Company 10b5-1 Plan, may have resulted in the price of our common stock being higher than the price that otherwise might have existed in the open market.
•Sales of substantial amounts of our common stock in the public market may have an adverse effect on the market price of our common stock.
•Our stockholders will experience dilution in their ownership percentage if they opt out of our dividend reinvestment plan.
•If current economic and market conditions continue to contribute to capital market disruption and instability, there is a risk that our stockholders may not receive distributions or that our distributions may not grow over time and a portion of our distributions to our stockholders may be a return of capital for U.S. federal income tax purposes.
•Our stockholders may receive shares of our common stock as dividends, which could result in adverse tax consequences to them. Non-US stockholders may be subject to withholding of U.S. federal income tax on dividends we pay.
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

Risks Related to Our Business and Structure
We are currently operating in a period of capital markets disruption and economic uncertainty, and capital markets may experience periods of disruption and instability in the future. These market conditions may materially and adversely affect debt and equity capital markets in the United States and abroad, which have had and may continue to have a negative impact on our business and operations.
U.S. capital markets continue to experience disruptions and volatility, including as a result of inflation, a rising interest rate environment, Russia’s military invasion of Ukraine and the ongoing effects of the COVID-19 pandemic. In addition, in January 2023, the outstanding debt of the U.S. reached its statutory limit and the U.S. Treasury Department commenced taking extraordinary measures to prevent the U.S. from defaulting on its obligations. These events have contributed to unpredictable general economic conditions that are materially and adversely impacting the broader financial and credit markets. These and future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows, as well as the businesses of our portfolio companies, and the broader financial and credit markets.
At various times, such disruptions have resulted in, and may in the future result in, a lack of liquidity in parts of the debt capital markets, significant write-offs in the financial services sector and the repricing of credit risk. Such conditions may occur for a prolonged period of time again, and may materially worsen in the future, including as a result of U.S. government shutdowns, or future downgrades to the U.S. government's sovereign credit rating, including as a result of a default or the threat of default on its debt, or the perceived credit worthiness of the U.S. or other large global economies. In addition, the current U.S. political environment and the resulting uncertainties regarding actual and potential shifts in U.S. foreign investment, trade, taxation, economic, environmental and other policies under the current Administration, as well as the impact of geopolitical tension, such as a deterioration in the bilateral relationship between the U.S. and China or in the ongoing conflict between Russia and Ukraine, could lead to disruption, instability and volatility in the global markets. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events have limited and could continue to limit our investment originations, and limit our ability to grow and could have a material negative impact on our operating results, financial condition, results of operations and cash flows and the fair values of our debt and equity investments.
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
The COVID-19 outbreak has led, and for an unknown period of time may continue to lead, to disruptions in local, regional, national and global economic activity, adverse effects on the functioning of financial markets, impacts on market interest rates, increases in economic and market uncertainty, and disruptions to trade and supply chains. While economic activity has improved, disruptions to supply chains may continue and significant inflation has been seen in many segments of the global economy. Recurring COVID-19 outbreaks and the spread of new COVID-19 variants may lead to the re-introduction of public health restrictions. Ineffectual vaccines and treatment options could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may experience an economic downturn, and we anticipate our business and operations could be materially adversely affected by a prolonged economic downturn and uncertainty in the U.S. and other major markets.
Additionally, the Federal Reserve raised the Federal Funds Rate several times over the course of 2022 and early 2023 and is expected to continue to do so while inflation remains above historical levels in the United States. These developments, along with the United States government’s credit and deficit concerns, global economic uncertainties and market volatility and the ongoing impacts of COVID-19, have caused and could continue to cause interest rates to be volatile, which may negatively impact our ability to access the capital markets on favorable terms.
Inflation has adversely affected and may continue to adversely affect the business, results of operations and financial condition of our portfolio companies.
Certain of our portfolio companies are in industries that have been impacted by inflation. Recent inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and out portfolio companies’ operations. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations. Additionally, the Federal Reserve has raised, and has indicated its intent to continue raising, certain benchmark interest rates in an effort to combat inflation. See “—Changes in interest rates have increased and may in the future increase our cost of capital, reduce the ability of our portfolio companies to service their debt obligations and decrease our net investment income.”
Economic recessions or downturns could impair our portfolio companies and harm our operating results.
Many of the portfolio companies in which we make investments may be susceptible to economic slowdowns or recessions and may be unable to repay the loans we made to them during these periods or pay interest payments. Rising interest rates, inflation, the ongoing effects of the COVID-19 pandemic, and supply chain disruptions heighten these risks. Therefore, our non-performing assets may increase and the value of our portfolio may decrease during these periods as we are required to record our investments at their current fair value. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our and our portfolio companies’ funding costs, limit our and our portfolio companies’ access to the capital markets or result in a decision by lenders not to extend credit to us or our portfolio companies. These events could prevent us from increasing investments and harm our operating results.
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
We do not have any employees. We depend on the diligence, skill, judgment and network of business contacts of our Investment Adviser’s investment professionals and CDL to source appropriate investments for us. We depend on members of our Investment Adviser’s investment team to appropriately analyze our investments and the Investment Committee to approve and monitor our middle market portfolio investments. The Investment Committee, together with the other members of its investment team, evaluate, negotiate, structure, close and monitor our investments. Our future success will depend on the continued availability of the members of the Investment Committee and the other investment professionals available to the Investment Adviser. Neither we nor the Investment Adviser has employment agreements with these individuals or other key personnel, and we cannot provide any assurance that unforeseen business, medical, personal or other circumstances would not lead any such individual to terminate his or her relationship with us. The loss of any senior investment professionals to which our Investment Adviser has access, including members of the Investment Committee, or a significant number of the investment professionals of our Investment Adviser, could have a material adverse effect on our ability to achieve our investment objective as well as on our financial condition and results of operations. The market for qualified professionals is extremely competitive across levels and areas of expertise, and our Investment Adviser may not be successful in its efforts to recruit, retain and motivate these professionals. In connection with the COVID-19 pandemic, there has been a shift to a hybrid work model and, in recruiting efforts, our Investment Adviser has seen increased focus by prospective candidates on remote and hybrid work arrangements and arrangements providing more flexibility, including around location. If there is a permanent shift to a longer-term fully remote model that does not require maintaining close proximity to a company’s offices in the markets in which our Investment Adviser competes for talent, it may experience an even further increase in competition for talent and it may be difficult to recruit and retain investment professionals.
In addition, we cannot assure you that our Investment Adviser will remain our investment adviser or that we will continue to have access to Carlyle’s investment professionals or its information and deal flow. If, due to extraordinary market conditions or other reasons, we and other funds managed by our Investment Adviser or its affiliates were to incur substantial losses, the revenues of our Investment Adviser and its affiliates may decline substantially. Such losses may hamper our Investment Adviser's and its affiliates' ability to provide the same level of service to us as it would have. Further, there can be no assurance that our Investment Adviser will replicate Carlyle’s historical success, and we caution you that our investment returns could be substantially lower than the returns achieved by other Carlyle-managed funds.
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
Accomplishing this result on a cost-effective basis is largely a function of our Investment Adviser’s structuring of the investment process, its ability to provide competent, attentive and efficient services to us and its ability to access financing for us on acceptable terms. Our Investment Adviser’s investment team has substantial responsibilities under the “Investment Advisory Agreement” and in connection with managing us and certain other investment funds and accounts advised by our Investment Adviser, and may also be called upon to provide managerial assistance to our portfolio companies. These demands on their time, which will increase as the number of investments grow, may distract them or slow the rate of investment. In order for us to grow, Carlyle will need to hire, train, supervise, manage and retain new employees. However, we can offer no assurance that any such investment professionals will contribute effectively to the work of our Investment Adviser. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.
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
We have borrowed under the credit facility and through the issuance of debt securities and in the future may borrow under additional debt facilities from financial institutions. As of December 31, 2022, we had issued and outstanding $1,079.6 million aggregate principal amount of indebtedness, and $50.0 million aggregate liquidation preference of the Preferred Stock. In addition, as a BDC, our ability to borrow or issue preferred stock may be restricted if our total assets are less than 150% of our total borrowings and preferred stock. Furthermore, equity capital may be difficult to raise because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price per share less than NAV without first obtaining approval for such issuance from our stockholders and our Independent Directors. Pursuant to approval granted at a special meeting of stockholders held on August 3, 2022, we are authorized, with the approval of the Board of Directors, to sell or otherwise issue shares of our common stock at a price below the then-current NAV per share, subject to certain limitations (including that the number of shares issued does not exceed 25% of our then-outstanding common stock immediately prior to each such offering). Such stockholder approval expires on August 3, 2023.
Any failure on our part to maintain our status as a BDC or RIC would reduce our operating flexibility, may hinder our achievement of our investment objective, may limit our investment choices and may subject us to greater regulation.
The Investment Company Act imposes numerous constraints on the operations of BDCs and RICs that do not apply to other types of investment vehicles. For example, under the Investment Company Act, we are required as a BDC to invest at least 70% of our total assets in specified types of “qualifying assets,” primarily in private U.S. companies or thinly-traded U.S. public companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. In addition, in order to continue to qualify as a RIC for U.S. federal income tax purposes, we are required to satisfy certain source-of-income, diversification and distribution requirements. These constraints, among others, may hinder our ability to take advantage of attractive investment opportunities and to achieve our investment objective. See Item 1 “Business—Election to be Taxed as a RIC” for additional information.
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
We may issue additional debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the Investment Company Act. In addition, we may continue to securitize certain of our loans. Under the provisions of the Investment Company Act, we are permitted, as a BDC, to issue senior securities only in amounts such that our asset coverage ratio, as defined in the Investment Company Act, equals at least 150% of total assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test, which may prohibit us from paying dividends and could prevent us from maintaining our status as a RIC or may prohibit us from repurchasing shares of our common stock. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Accordingly, any failure to satisfy this test could have a material adverse effect on our business, financial condition or results of operations. As of December 31, 2022, our asset coverage calculated in accordance with the Investment Company Act was 176.79%. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. Furthermore, as a result of issuing senior securities, our common stockholders would also be exposed to typical risks associated with increased leverage, including an increased risk of loss resulting from increased indebtedness.

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
We are not generally able to issue and sell our common stock at a price below the NAV per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current NAV per share of our common stock if our Independent Directors determine that such sale is in the best interests of us and our stockholders and our stockholders approve such sale. In any such case, the price at which our common stock is to be issued and sold may not be less than a price that, in the determination of our Independent Directors, closely approximates the market value of such shares (less any distributing commission or discount). Pursuant to approval granted at a special meeting of stockholders held on August 3, 2022, we are authorized, with the approval of the Board of Directors, to sell or otherwise issue shares of our common stock at a price below the then-current NAV per share, subject to certain limitations (including that the number of shares issued does not exceed 25% of our then-outstanding common stock immediately prior to each such offering). Such stockholder approval expires on August 3, 2023. See “—The NAV per share of our common stock may be diluted if we sell shares of our common stock in one or more offerings at prices below the then current NAV per share of our common stock.”
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
Pursuant to approval granted at a special meeting of stockholders held on August 3, 2022, we are authorized, with the approval of the Board of Directors, to sell or otherwise issue shares of our common stock at a price below the then-current NAV per share, subject to certain limitations (including that the number of shares issued does not exceed 25% of our then-outstanding common stock immediately prior to each such offering). Such stockholder approval expires on August 3, 2023.
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
Our Credit Facility, the Senior Notes and the 2015-1R Notes impose financial and operating covenants that restrict our business activities, remedies on default and similar matters. As of December 31, 2022, we were in material compliance with the operating and financial covenants of our Credit Facility, the Senior Notes and the 2015-1R Notes. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. Accordingly, although we believe we will continue to be in compliance, we cannot assure you that we will continue to comply with the covenants in our Credit Facility, the Senior Notes and the 2015-1R Notes. Failure to comply with these covenants could result in a default. If we were unable to obtain a waiver of a default from the lenders or holders of that indebtedness, as applicable, those lenders or holders could accelerate repayment under that indebtedness, which may result in cross-acceleration of other indebtedness. An acceleration could have a material adverse impact on our business, financial condition and results of operations. Lastly, we may be unable to obtain additional leverage, which would, in turn, affect our return on capital.
As of December 31, 2022, we had a combined $1,079.6 million of outstanding consolidated indebtedness under our Credit Facility, Senior Notes and 2015-1R Notes. For the year ended December 31, 2022, our annualized interest cost was 3.99% excluding fees (such as fees on undrawn amounts and amortization of upfront fees). Since we generally pay interest at a floating rate on our Credit Facility and 2015-1R Notes, an increase in interest rates will generally increase our borrowing costs.
The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns on our portfolio, net of expenses. The calculations in the table below are hypothetical, and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
Assumed annual returns on the Company's portfolio (net of expenses)	(10)%	(5)%	0%	5%	10%
Corresponding return to common stockholder(1)	(29.06)%	(17.93)%	(6.80)%	4.33%	15.45%
(1)    Assumes, as of December 31, 2022, (i) $2,041.7 million in total assets, (ii) $1,079.6 million in outstanding indebtedness, (iii) $917.4 million in net assets and (iv) weighted average effective annual interest rate, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 5.78%.
Based on an outstanding indebtedness of $1,079.6 million as of December 31, 2022, and the weighted average effective annual interest rate, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 5.78% as of that date, our investment portfolio at fair value would have had to produce an annual return of approximately 3.06% to cover annual interest payments on the outstanding debt. For more information on our indebtedness, see Part II, Item 7 of this Form 10-K “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources.”
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

Changes in interest rates have increased and may in the future increase our cost of capital, reduce the ability of our portfolio companies to service their debt obligations and decrease our net investment income.
General interest rate fluctuations and changes in credit spreads on floating rate loans may have a substantial negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our rate of return on invested capital, our net investment income and our NAV. Substantially all of our debt investments have variable interest rates that reset periodically based on benchmarks such as the London Interbank Offered Rate (“LIBOR” or “L”), the Secured Overnight Financing Rate (“SOFR”) and the U.S. Prime Rate (“Prime Rate” or “P”), so an increase in interest rates from their historically low present levels may make it more difficult for our portfolio companies to service their obligations under the debt investments that we hold. Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. To address ongoing concerns about inflation, the Federal Reserve has increased interest rates over the course of 2022 and currently is expected to do so in 2023.
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
In addition, a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, the recent increases in interest rates have made it easier for us to meet or exceed the incentive fee hurdle rate in our Investment Advisory Agreement and have resulted in increases in the amount of incentive fees payable to our Investment Adviser with respect to our pre-incentive fee net investment income. Also, an increase in interest rates available to investors could make an investment in our common stock less attractive if we are not able to increase our distribution rate, which could reduce the value of our common stock.
The discontinuation of LIBOR and the adoption of alternative reference rates may adversely affect our business and results of operations.
The UK Financial Conduct Authority and the administrator of LIBOR have announced that the publication of the most commonly used U.S. dollar LIBOR settings will cease to be provided or cease to be representative after June 30, 2023. The Adjustable Interest Rate (LIBOR) Act enacted in March 2022 provides a statutory framework to replace USD LIBOR with a benchmark rate based on SOFR for contracts governed by U.S. law that have no fallbacks or fallbacks that would require the use of a poll or LIBOR-based rate. As the transition from LIBOR is ongoing, there continues to be uncertainty as to the ultimate effect of the transition on the financial markets for LIBOR-linked financial instruments.
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

The discontinuance of LIBOR will require us to renegotiate credit agreements entered into prior to the discontinuation of LIBOR with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our ability to receive attractive returns.
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
There are significant potential conflicts of interest, including the management of other investment funds and accounts by our Investment Adviser, which could impact our investment returns and the holders of our common stock.
Our executive officers and directors, other current and future principals of our Investment Adviser and certain members of the Investment Committee currently serve, and may continue to serve, as officers, directors or principals of other entities and affiliates of our Investment Adviser and funds managed by our affiliates that operate in the same or a related line of business as we do. Currently, our executive officers, as well as the other principals of our Investment Adviser manage other funds affiliated with Carlyle, including other existing and future affiliated BDCs. In addition, our Investment Adviser’s investment team has responsibilities for sourcing and managing investments for certain other investment funds and accounts. Accordingly, they have obligations to investors in those entities, the fulfillment of which may not be in the best interests of, or may be adverse to the interests of, us or our stockholders. Although the professional staff of our Investment Adviser will devote as much time to our management as appropriate to enable our Investment Adviser to perform its duties in accordance with the Investment Advisory Agreement, the investment professionals of our Investment Adviser may have conflicts in allocating their time and services among us, on the one hand, and investment vehicles managed by Carlyle or one or more of its affiliates on the other hand.
Our Investment Adviser and its affiliated investment managers may face conflicts in allocating investment opportunities between us and affiliated investment vehicles that have overlapping objectives with ours. For example, certain affiliated investment vehicles may have arrangements that provide for higher management or incentive fees, greater expense reimbursements or overhead allocations, or permit the Investment Adviser and its affiliates to receive transaction fees not permitted under the Investment Company Act, all of which may contribute to this conflict of interest and create an incentive for our Investment Adviser or its affiliated investment managers to favor such other accounts. Furthermore, our Investment Adviser and its affiliated investment managers may form vehicles for the benefit of third-party investors that will be entitled to a portion of the allocation with respect to an investment. Such co-investment rights could result in us being allocated a smaller share of an investment than would otherwise be the case in the absence of such co-investment rights. Although our Investment Adviser will endeavor to allocate investment opportunities in a fair and equitable manner in accordance with its allocation policies and procedures, it is possible that, in the future, we may not be given the opportunity to participate in investments made by investment funds managed by our Investment Adviser or an investment manager affiliated with our Investment Adviser, including Carlyle.
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
In the ordinary course of business, we enter, and may continue to enter, into transactions with affiliates and portfolio companies that may be considered related party transactions. We have implemented certain policies and procedures whereby certain of our executive officers screen each of our transactions for any possible affiliations between the proposed portfolio investment, us and other affiliated persons, including our Investment Adviser, stockholders that own more than 5% of us, employees, officers and directors of us and our Investment Adviser and certain persons directly or indirectly controlling, controlled by or under common control with the foregoing persons. We will not enter into any agreements unless and until we are satisfied that doing so will not raise concerns under the Investment Company Act or, if such concerns exist, we have taken appropriate actions to seek Board of Directors review and approval or SEC exemptive relief for such transactions.
In the course of our investing activities, we pay management and incentive fees to our Investment Adviser and reimburse our Investment Adviser for certain expenses it incurs in accordance with our Investment Advisory Agreement. The base management fee is based on our gross assets and the incentive fee is paid on income, both of which include leverage. As a result, investors in our common stock invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than an investor might achieve through direct investments. Because the management fee is based on gross assets, our Investment Adviser benefits to the extent we incur debt or use leverage. Accordingly, there may be times when the senior management team of our Investment Adviser has interests that differ from those of our stockholders, giving rise to a conflict.
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
In May 2020, we issued the Preferred Stock to an affiliate of Carlyle in a private placement. The interests of Carlyle as the holder of the Preferred Stock may conflict with the interests of the holders of our common stock (see “--We issued the Preferred Stock in May 2020 and we may in the future determine to issue additional preferred stock, which could adversely affect the market value of our common stock”).
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
Additionally, the incentive fees payable by us to our Investment Adviser may create an incentive for our Investment Adviser to cause us to realize capital gains or losses that may not be in the best interests of us or our stockholders. Under the incentive fee structure, our Investment Adviser benefits when we recognize capital gains and, because our Investment Adviser determines when an investment is sold, our Investment Adviser controls the timing of the recognition of such capital gains. Our Board of Directors is charged with protecting our stockholders’ interests by monitoring how our Investment Adviser addresses these and other conflicts of interest associated with its management services and compensation.
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
Although we have elected to be treated, and intend to qualify annually, as a RIC for U.S. federal income tax purposes under Subchapter M of the Code, we cannot assure you that we will be able to maintain RIC status. To maintain RIC status and be relieved of U.S. federal income taxes on income and gains distributed to our stockholders, we must, among other things, have in effect an election to be treated, and continue to qualify, as a BDC under the Investment Company Act at all times during each taxable year and meet the Annual Distribution Requirement, the 90% Gross Income Test and the Diversification Tests (each as defined and explained more fully in Item 1. “Business—Election to be Taxed as a RIC.”).

If we fail to maintain our RIC status for any reason, and we do not qualify for certain relief provisions under the Code, we would be subject to corporate-level U.S. federal income tax (and any applicable U.S. state and local taxes) regardless of whether we make any distributions to our stockholders. In this event, the resulting taxes and any resulting penalties could substantially reduce our net assets, the amount of our income available for distribution and the amount of our distributions to our stockholders, which would have a material adverse effect on our financial performance. For additional discussion regarding the tax implications of a RIC, see Item 1. “Business—Election to be Taxed as a RIC” for additional information.
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
Our business is highly dependent on the communications and information systems of our Investment Adviser, its affiliates and third parties. Any failure or interruption of those systems or services, including as a result of the termination or suspension of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:
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
We and our portfolio companies are subject to laws and regulations at the U.S. federal, state and local levels and, in some cases, foreign levels. These laws and regulations, as well as their interpretation, may change from time to time, and new laws, regulations and interpretations may also come into effect. Any such new or changed laws or regulations could have a material adverse effect on our business or the business of our portfolio companies. The legal, tax and regulatory environment for BDCs, investment advisers and the instruments that they utilize (including derivative instruments) is continuously evolving. In addition, there is significant uncertainty regarding recently enacted legislation and the regulations that have recently been adopted and future regulations that may or may not be adopted pursuant to such legislation and, consequently, the full impact that such legislation will ultimately have on us and the markets in which we trade and invest is not fully known. Such uncertainty and any resulting confusion may itself be detrimental to the efficient functioning of the markets and the success of certain investment strategies.
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
Our ability to continue to operate depends on the services provided by our Investment Adviser, Administrator and sub-administrators. Each is able to resign upon 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.
Our ability to continue to operate depends on the services provided by our Investment Adviser, Administrator and sub-administrators. Our Investment Adviser, our Administrator, and our sub-administrators each have the right to resign under the Investment Advisory Agreement, the Administration Agreement and the Sub-Administration Agreements, respectively, upon 60 days’ written notice, whether a replacement has been found or not. If any of them resigns, it may be difficult to find a replacement with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If a replacement is not found quickly, our business, results of operations and financial condition as well as our ability to pay distributions are likely to be adversely affected and the value of our shares may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our Investment Adviser, our Administrator and their affiliates, including certain of our sub-administrators. Even if a comparable service provider or individuals performing such services are retained, whether internal or external, their integration into our business and lack of familiarity with our investment objective may result in additional costs and time delays that may materially adversely affect our business, results of operations and financial condition. Moreover, it will be an event of default under the Credit Facility if our Investment Adviser or an affiliate of our Investment Adviser ceases to manage us, which could result in the immediate acceleration of the amounts due under the Credit Facility.

Our Investment Adviser’s liability is limited under the Investment Advisory Agreement, and we are required to indemnify our Investment Adviser against certain liabilities, which may lead our Investment Adviser to act in a riskier manner on our behalf than it would when acting for its own account.
Our Investment Adviser has not assumed any responsibility to us other than to render the services described in the Investment Advisory Agreement, and it will not be responsible for any action of our Board of Directors in declining to follow our Investment Adviser’s advice or recommendations. Pursuant to the Investment Advisory Agreement, our Investment Adviser and its members and their respective officers, managers, partners, agents, employees, controlling persons and members and any other person or entities affiliated with it will not be liable to us for their acts under the Investment Advisory Agreement, absent willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties. We have agreed to indemnify, defend and protect our Investment Adviser and its members and their respective officers, managers, partners, agents, employees, controlling persons and members and any other person or entities affiliated with it with respect to all damages, liabilities, costs and expenses arising out of or otherwise based upon the performance of any of our Investment Adviser’s duties or obligations under the Investment Advisory Agreement or otherwise as an Investment Adviser for us, and not arising out of willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties under the Investment Advisory Agreement. These protections may lead our Investment Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account. See “Our fee structure may induce our Investment Adviser to pursue speculative investments and incur leverage, and investors may bear the cost of multiple levels of fees and expenses.” for additional information.
We are subject to certain risks as a result of our direct interest in the 2015-1 Issuer Preferred Interests.
Because each of the SPV and the 2015-1 Issuer is disregarded as an entity separate from its owner for U.S. federal income tax purposes, the sale or contribution by the SPV to us, and the sale or contribution by us to the 2015-1 Issuer, as part of the 2015-1 Debt Securitization and 2015-1 Debt Securitization Refinancing, did not constitute a taxable event for U.S. federal income tax purposes. If the U.S. Internal Revenue Service were to take a contrary position, there could be a material adverse effect on our business, financial condition, results of operations or cash flows.
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
Substantially all of our portfolio investments are in the form of debt investments that are not publicly traded and are illiquid compared to publicly traded securities, and there can be no assurance that we will be able to realize returns on such investments in a timely manner. The fair value of these illiquid portfolio securities is not readily determinable, and the due diligence process that our Investment Adviser undertakes in connection with our investments may not reveal all the facts that may be relevant in connection with such investment. Effective September 8, 2022, the Investment Adviser, as the valuation designee pursuant to Rule 2a-5 under the Investment Company Act, determines in good faith the fair value of our investment portfolio for which market quotations are not readily available. The Investment Adviser values these investments on at least a quarterly basis in accordance with our valuation policy, which is at all times consistent with accounting principles generally accepted in the United States (“U.S. GAAP”). Our Board of Directors utilizes the services of a third-party valuation firm to aid it in reviewing the determinations of our Investment Adviser’s investment professionals, which are based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. The participation of our Investment Adviser in our valuation process, and the indirect pecuniary interest in our Investment Adviser by the Interested Directors on our Board of Directors, could result in a conflict of interest, because the management fee is based on our gross assets and also because our Investment Adviser is receiving performance-based incentive fees.
The factors that are considered in the fair value pricing of our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparisons to publicly traded companies, discounted cash flow, relevant credit market indices, and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we consider the pricing indicated by the external event to corroborate our valuation. Because such valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, the Investment Adviser’s determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Also, since these valuations are, to a large extent, based on estimates, comparisons and qualitative evaluations of private information, it could make it more difficult for investors to value accurately our investments and could lead to undervaluation or overvaluation of our securities. In addition, the valuation of these types of securities may result in substantial write-downs and earnings volatility. If our Investment Adviser is unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments. Also, privately held companies frequently have less diverse product lines and smaller market presence than larger competitors.
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
As a BDC, we are required to account for our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by or under the direction of our Board of Directors, which has appointed our Investment Adviser as the valuation designee pursuant to Rule 2a-5 under the Investment Company Act. Decreases in the market values or fair values of our investments are recorded as unrealized depreciation. Depending on market conditions, we could incur substantial realized losses and suffer additional unrealized losses, which would reduce our NAV and have a material adverse impact on our business, financial condition and results of operations.
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
•fluctuations in base interest rates, such as LIBOR, SOFR, EURIBOR, the Federal Funds Rate or the Prime Rate, and the discontinuation of LIBOR;
•operating performance of companies comparable to us;
•general economic trends and other external factors, including inflation, the rising interest rate environment, Russia’s military invasion of Ukraine and the ongoing COVID-19 pandemic; and
•loss of a major funding source.
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
We cannot assure you that a trading market for our common stock can be sustained. In addition, we cannot predict the prices at which our common stock will trade. Shares of closed-end investment companies, including BDCs, frequently trade at a discount to NAV and our common stock may also be discounted in the market. This characteristic of closed-end investment companies is separate and distinct from the risk that our NAV per share may decline. We cannot predict whether our common stock will trade at, above or below NAV. The risk of loss associated with this characteristic of closed-end management investment companies may be greater for investors expecting to sell shares of common stock purchased in the offering soon after an offering. See “Risk Factors—Risks Related to Our Business and Structure—We are currently operating in a period of capital markets disruption and economic uncertainty, and capital markets may experience periods of disruption and instability in the future. These market conditions may materially and adversely affect debt and equity capital markets in the United States and abroad, which have had and may continue to have a negative impact on our business and operations.”
In addition, when our common stock is trading below its NAV, we will generally not be able to sell additional shares of our common stock to the public at its market price without, among other things, first obtaining the requisite approval of our stockholders. Pursuant to approval granted at a special meeting of stockholders held on August 3, 2022, we are authorized, with the approval of the Board of Directors, to sell or otherwise issue shares of our common stock at a price below the then-current net asset value per share, subject to certain limitations (including that the number of shares issued does not exceed 25% of our then-outstanding common stock immediately prior to each such offering). Such stockholder approval expires on August 3, 2023.
We issued the Preferred Stock in May 2020 and we may in the future determine to issue additional preferred stock, which could adversely affect the market value of our common stock.
On May 5, 2020 we issued 2,000,000 shares of the Preferred Stock to an affiliate of Carlyle in a private placement at a price of $25 per share. The Preferred Stock ranks senior to our common stock with respect to the payment of dividends and distribution of assets upon liquidation. The Preferred Stock has a liquidation preference equal to $25 per share (the “Liquidation Preference”) plus any accumulated but unpaid dividends up to but excluding the date of distribution.
The Preferred Stock is convertible, in whole or in part, at the option of the holder of the Preferred Stock into the number of shares of common stock equal to the Liquidation Preference plus any accumulated but unpaid dividends, divided by an initial conversion price of $9.50, subject to certain adjustments to prevent dilution as set forth in the articles supplementary (the “Articles Supplementary”) that established the terms of the Preferred Stock. The conversion price as of December 31, 2022 was $9.31. As a result of the terms of the Preferred Stock, there may be times when Carlyle as the holder of the Preferred Stock has interests that differ from those of the holders of common stock, giving rise to conflict. See Note 10, Net Assets, to the consolidated financial statements in Part II, Item 8 of this Form 10-K for further information about the Preferred Stock.
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
On August 1, 2022, the Company’s Board of Directors authorized the continuation of the Company’s stock repurchase program (the “Company Stock Repurchase Program”) until November 5, 2023, or until the approved dollar amount has been used to repurchase shares of common stock, and increased the size of the Company Stock Repurchase Program by $50 million to an aggregate amount of $200 million. Pursuant to the Program, the Company is authorized to repurchase its outstanding common stock in the open market and/or through privately negotiated transactions at prices not to exceed the Company’s net asset value per share as reported in its most recent financial statements, in accordance with the guidelines specified in Rule 10b-18 of the Exchange Act, and the Company is authorized to determine, in its discretion, the timing, manner, price and amount of any repurchases, based upon the evaluation of economic and market conditions, stock price, available cash, applicable legal and regulatory requirements and other factors, which may include purchases pursuant to Rule 10b5-1 of the Exchange Act. The Program does not require the Company to repurchase any specific number of shares and there can be no assurance as to the amount of shares repurchased under the Program. The Program may be suspended, extended, modified or discontinued by the Company at any time, subject to applicable law.
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
As of February 24, 2023, we had 50,820,785 shares of common stock outstanding. Sales of substantial amounts of our common stock, or the availability of such shares for sale, including as a result of the sale of our common stock issued upon conversion of the Preferred Stock, could adversely affect the prevailing market prices for our common stock. If this occurs and continues, it could impair our ability to raise additional capital through the sale of equity securities should we desire to do so.
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
If current economic and market conditions continue to contribute to capital market disruption and instability, there is a risk that our stockholders may not receive distributions or that our distributions may not grow over time and a portion of our distributions to our stockholders may be a return of capital for U.S. federal income tax purposes.
We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. It is not assured that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this Form 10-K. If we declare a dividend and if enough stockholders opt to receive cash distributions rather than participate in our dividend reinvestment plan, we may be forced to sell some of our investments in order to make cash dividend payments. In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions. The Preferred Stock is entitled to be paid dividends in full prior to the declaration or payment of a dividend on our common stock. In addition, the Credit Facility may also limit our ability to declare dividends if we default under certain provisions or fail to satisfy certain conditions. Further, if we invest a greater amount of assets in equity securities that do not pay current dividends, it could reduce the amount available for distribution. See Part II, Item 5 of this Form 10-K “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Common Stock.” Investing a greater amount of assets in equity securities that do not pay current dividends may also inhibit our ability to make required interest payments to holders of our debt, which may cause a default under the terms of our debt agreements. Such a default could materially increase our cost of raising capital, as well as cause us to incur penalties under the terms of our debt agreements.
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
For U.S. federal income tax purposes, we will include in our taxable income certain amounts that we have not yet received in cash, such as OID or accruals on a contingent payment debt instrument, which may occur if we receive warrants in connection with the origination of a loan or possibly in other circumstances or contracted PIK interest, which generally represents contractual interest added to the loan balance and due at the end of the loan term. Any such income would be treated as income earned by us and therefore would be subject to the Annual Distribution Requirement (as defined and explained more fully in Item 1. “Business—Election to be Taxed as a RIC.”). We also may be required to include in our taxable income certain other amounts that we will not receive in cash. The credit risk associated with the collectability of deferred payments may be increased as and when a portfolio company increases the amount of interest on which it is deferring cash payment through deferred interest features. Our investments with a deferred interest feature may represent a higher credit risk than loans for which interest must be paid in full in cash on a regular basis. For example, even if the accounting conditions for income accrual are met, the borrower could still default when our actual collection is scheduled to occur upon maturity of the obligation.

Because in certain cases we may recognize taxable income before or without receiving cash representing such income, we may have difficulty making distributions to our stockholders that will be sufficient to enable us to meet the Annual Distribution Requirement necessary for us to maintain our status as a RIC. Accordingly, we may need to sell some of our assets at times and/or at prices that we would not consider advantageous, we may need to raise additional equity or debt capital, or we may need to forego new investment opportunities or otherwise take actions that are disadvantageous to our business (or be unable to take actions that are advantageous to our business) to enable us to make distributions to our stockholders that will be sufficient to enable us to meet the Annual Distribution Requirement. However, under the Investment Company Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless an “asset coverage” test is met. See Item 1. “Business—Regulation—Indebtedness and Senior Securities” for additional information.
If we are unable to obtain cash from other sources to meet the Annual Distribution Requirement, we may fail to qualify for the U.S. federal income tax benefits allowable to RICs and, thus, become subject to a corporate-level U.S. federal income tax (and any applicable U.S. state and local taxes). Additionally, we may make investments that result in the recognition of ordinary income rather than capital gain, or that prevent us from accruing a long-term holding period. These investments may prevent us from making capital gain distributions. See Item 1. “Business—Election to be Taxed as a RIC” for additional information.
Alternatively, we may, with the consent of all our stockholders, designate an amount as a consent dividend (i.e., a deemed dividend). In that case, although we would not distribute any actual cash to our stockholders, the consent dividend would be treated like an actual dividend under the Code for all U.S. federal income tax purposes. This would allow us to deduct the amount of the consent dividend and our stockholders would be required to include that amount in income as if it were actually distributed. For additional discussion regarding the tax implications of a RIC, see Item 1. “Business—Election to be Taxed as a RIC.”
Non-U.S. stockholders may be subject to withholding of U.S. federal income tax on dividends we pay.
Distributions of our “investment company taxable income” to a non-U.S. stockholder that are not effectively connected with the non-U.S. stockholder’s conduct of a trade or business within the United States may be subject to withholding of U.S. federal income tax at a 30% rate (or lower rate provided by an applicable income tax treaty) to the extent of our current or accumulated earnings and profits. Certain properly designated dividends are generally exempt from withholding of U.S. federal income tax, including certain dividends that are paid in respect of our (i) “qualified net interest income” (generally, our U.S.-source interest income, other than certain contingent interest and interest from obligations of a corporation or partnership in which we or the non-U.S. stockholder are at least a 10% shareholder, reduced by expenses that are allocable to such income) or (ii) “qualified short-term capital gains” (generally, the excess of our net short-term capital gain over our long-term capital loss for such taxable year), and certain other requirements were satisfied. No assurance can be given as to whether any of our distributions will be eligible for this exemption from withholding of U.S. federal income tax or, if eligible, will be designated as such by us. See Item 1. “Business—Election to be Taxed as a RIC.” for additional information.
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
Our common stock is traded on The Nasdaq Global Select Market under the symbol “CGBD.” Our common stock has historically traded at prices both above and below our NAV per share. It is not possible to predict whether our common stock will trade at, above or below NAV. See Part I, Item 1A of this Form 10-K “Risk Factors—Risks Related to an Investment in Our Common Stock and Other Securities That We May Issue—Our shares of common stock have traded at a discount to NAV and may do so again, which could limit our ability to raise additional equity capital.”
On February 24, 2023, the last reported closing sales price of our common stock on The Nasdaq Global Select Market was $15.67 per share, which represented a discount of approximately 7.8% to the NAV per share reported by us as of December 31, 2022.
Holders
As of February 24, 2023, there were approximately 22 holders of record of our common stock (including Cede & Co.).
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
We have elected to be treated, and intend to continue to qualify annually, as a RIC. To maintain our qualification as a RIC, we must, among other things, distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, to our stockholders on an annual basis. In order to avoid certain excise taxes imposed on RICs and when reasonable, we intend to distribute during each calendar year an amount at least equal to the sum of: (1) 98% of our ordinary income for the calendar year; (2) 98.2% of our capital gain net income (both long-term and short-term) for the one-year period ending on October 31 of the calendar year; and, (3) any undistributed ordinary income and capital gain net income for preceding years that were not distributed during such years and on which we paid no U.S. federal income tax less certain over-distributions in prior years. In addition, although we currently intend to distribute realized net capital gains (i.e., net long term capital gains in excess of short term capital losses), if any, at least annually, we may in the future decide to retain such capital gains for investment, pay U.S. federal income tax on such amounts at regular corporate tax rates, and elect to treat such gains as deemed distributions to stockholders. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, to the extent that we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the Investment Company Act or if distributions are limited by the terms of any of our borrowings.
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
Stock Performance Graph
This graph depicts the stockholder return on our common stock from June 14, 2017 (the date our common stock commenced trading on The Nasdaq Global Select Market) to December 31, 2022 relative to that of the Standard & Poor’s BDC Index (the “S&P BDC Index”) and the Standard & Poor’s 500 Stock Index (the “S&P 500 Index”). This graph assumes that on June 14, 2017, $100 was invested in our common stock, the S&P BDC Index and the S&P 500 Index. The graph also assumes the reinvestment of all cash dividends prior to any tax effect.
The graph and other information furnished under this Part II, Item 5 of this Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
6/14/2017
7/31/2017
9/30/2017
11/30/2017
1/31/2018
3/31/2018
5/31/2018
7/31/2018
9/30/2018
11/30/2018
1/31/2019
3/31/2019
5/31/2019
7/31/2019
9/30/2019
11/30/2019
1/31/2020
3/31/2020
5/31/2020
7/31/2020
9/30/2020
11/30/2020
1/31/2021
3/31/2021
5/31/2021
7/31/2021
9/30/2021
11/30/2021
1/31/2022
3/31/2022
5/31/2022
7/31/2022
9/30/2022
11/30/2022
CGBD
S&P BDC Index
S&P 500 Index

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information regarding purchases of our common stock made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the fourth quarter of 2022.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)(2)	Maximum (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
(Dollars in millions, except share and per share data)
October 1, 2022 through October 31, 2022	252,973	$11.86	252,973	$50.6
November 1, 2022 through November 30, 2022	83,966	$14.29	83,966	$49.4
December 1, 2022 through December 31, 2022	219,697	$14.28	219,697	$46.3
Total	556,636		556,636
(1)On trade date basis.
(2)On August 1, 2022, the Company's Board of Directors approved the continuation of the Company's Stock Repurchase Program until November 5, 2023, or until the date the approved dollar amount has been used to repurchase shares of common stock. Pursuant to the program, the Company is authorized to repurchase up to $200 million in the aggregate of its outstanding common stock in the open market and/or through privately negotiated transactions at prices not to exceed the Company’s net asset value per share as reported in its most recent financial statements, in accordance with the guidelines specified in Rule 10b-18 of the Exchange Act. The timing, manner, price and amount of any repurchases will be determined by the Company, in its discretion, based upon the evaluation of economic and market conditions, stock price, available cash, applicable legal and regulatory requirements and other factors, and may include purchases pursuant to Rule 10b5-1 of the Exchange Act. The program does not require the Company to repurchase any specific number of shares and there can be no assurance as to the amount of shares repurchased under the program. The program may be suspended, extended, modified or discontinued by the Company at any time, subject to applicable law. As of December 31, 2022, the Company has repurchased an aggregate of $153.7 million pursuant to the Company Stock Repurchase Program. Pursuant to the authorization described above, the Company adopted the Company 10b5-1 Plan. The Company 10b5-1 Plan provides that purchases will be conducted on the open market in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act and will otherwise be subject to applicable law, which may prohibit purchases under certain circumstances. The amount of purchases made under the Company 10b5-1 Plan or otherwise and how much will be purchased at any time is uncertain, dependent on prevailing market prices and trading volumes, all of which we cannot predict. The Company's Stock Repurchase Program was originally approved by the Company's Board of Directors on November 5, 2018 and announced on November 6, 2018.
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
OVERVIEW
Carlyle Secured Lending, Inc., a Maryland corporation, is a specialty finance company that is a closed-end, externally managed, non-diversified management investment company. We have elected to be regulated as a BDC under the Investment Company Act and have operated our business as a BDC since we began our investment activities. For U.S. federal income tax purposes, we have elected to be treated as a RIC under Subchapter M of the Code. We were formed in February 2012, commenced investment operations in May 2013 and began trading on the Nasdaq Global Select Market, under the symbol “CGBD,” upon completion of our initial public offering in June 2017. Our principal executive offices are located at One Vanderbilt Avenue, Suite 3400, New York, New York 10017.

Our investment objective is to generate current income and, to a lesser extent, capital appreciation primarily through assembling a portfolio of secured debt investments in U.S. middle market companies. Our core investment strategy focuses on lending to U.S. middle market companies, which we define as companies with approximately $25 million to $100 million of earnings before interest, taxes, depreciation and amortization (“EBITDA”), supported by financial sponsors. This core strategy is opportunistically supplemented with differentiated and complementary lending and investing strategies, which take advantage of the broad capabilities of Carlyle's Global Credit platform while offering risk-diversifying portfolio benefits. We seek to achieve our investment objective primarily through direct origination of secured debt instruments, including first lien senior secured loans (which may include stand-alone first lien loans, first lien/last out loans and “unitranche” loans) and second lien senior secured loans (collectively, “Middle Market Senior Loans”), with a minority of our assets invested in higher yielding investments (which may include unsecured debt, subordinated debt and investments in equities).
We are externally managed by our Investment Adviser, an investment adviser registered under the Advisers Act. Our Administrator provides the administrative services necessary for us to operate. Both our Investment Adviser and our Administrator are wholly owned subsidiaries of Carlyle Investment Management L.L.C., a subsidiary of Carlyle. The Investment Committee is responsible for reviewing and approving our investment opportunities. The members of the Investment Committee include several of the most senior credit professionals within the Global Credit segment, with backgrounds and expertise across multiple asset classes with significant industry experience and tenure. As of December 31, 2022, our Investment Adviser’s investment team included a team of more than 230 investment professionals across the Carlyle Global Credit segment. The Investment Committee has delegated approval of certain amendments, follow-on investments with existing borrowers, investments below certain size thresholds (existing or new platforms), and other matters as determined by the Investment Committee to the Screening Committee. In addition, our Investment Adviser and its investment team are supported by a team of finance, operations and administrative professionals currently employed by Carlyle Employee Co., a wholly owned subsidiary of Carlyle. In conducting our investment activities, we believe that we benefit from the significant scale, relationships and resources of Carlyle, including our Investment Adviser and its affiliates.
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

PORTFOLIO AND INVESTMENT ACTIVITY
    Below is a summary of certain characteristics of our investment portfolio as of December 31, 2022 and 2021.

	As of December 31,
	2022	2021
Count of investments	173	154
Count of portfolio companies / investment funds	134	117
Count of industries	28	27
Percentage of total investments at fair value:
First lien debt	68.6%	64.4%
Second lien debt	13.3%	17.9%
Total secured debt	81.9%	82.3%
Investment Funds	13.3%	13.7%
Equity investments	4.8%	4.0%
Percentage of debt investments at fair value:
Floating rate(1)	98.5%	98.4%
Fixed interest rate	1.5%	1.6%
(1) Primarily subject to interest rate floors.

Our investment activity for the years ended December 31, 2022 and 2021 is presented below (information presented herein is at amortized cost unless otherwise indicated):

	For the years ended December 31,
	2022	2021
Investments:
Total investments, beginning of year	$1,957,553	$1,922,966
New investments purchased	660,786	851,422
Net accretion of discount on investments	9,990	9,383
Net realized gain (loss) on investments	965	19,038
Investments sold or repaid	(579,319)	(845,256)
Total investments, end of year	$2,049,975	$1,957,553
Principal amount of investments funded:
First Lien Debt	$702,881	$696,018
Second Lien Debt	1,282	137,465
Equity Investments(1)	20,165	47,513
Investment Funds	—	—
Total	$724,328	$880,996
Principal amount of investments sold or repaid:
First Lien Debt	$(532,843)	$(718,114)
Second Lien Debt	(72,825)	(92,370)
Equity Investments(1)	(6,177)	(23,923)
Investment Funds	—	(23,000)
Total	$(611,845)	$(857,407)
Number of new funded investments	46	48
Average amount of new funded investments	$11,636	$11,278
Percentage of new funded debt investments at floating interest rates	100.0%	98.0%
Percentage of new funded debt investments at fixed interest rates	—%	2.0%
(1)Based on cost/proceeds of equity activity. The prior period has been conformed to the current presentation.
As of December 31, 2022 and 2021, investments consisted of the following:

	December 31, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt	$1,416,343	$1,359,962	$1,271,794	$1,232,084
Second Lien Debt	271,266	262,703	341,538	341,776
Equity Investments	91,269	94,190	73,125	77,093
Investment Funds	271,097	263,022	271,096	262,099
Total	$2,049,975	$1,979,877	$1,957,553	$1,913,052
The weighted average yields(1) for our first and second lien debt, based on the amortized cost and fair value as of December 31, 2022 and 2021, were as follows:

	December 31, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt	10.9%	11.4%	7.3%	7.6%
Second Lien Debt	12.8	13.2	9.0	9.0
First and Second Lien Debt Total	11.2%	11.7%	7.7%	7.9%
(1)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of December 31, 2022 and 2021. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.
Total weighted average yields (which includes the effect of accretion of discount and amortization of premiums) of our first and second lien debt investments as measured on an amortized cost basis increased from 7.7% to 11.2% from December 31, 2021 to December 31, 2022. The increase in weighted average yields was primarily due to rising benchmark interest rates as well as restoring non-accrual loans to accrual status during the year.
The following table summarizes the fair value of our performing and non-accrual/non-performing investments as of December 31, 2022 and 2021:

	December 31, 2022		December 31, 2021
	Fair Value	Percentage	Fair Value	Percentage
Performing	$1,921,945	97.1%	$1,836,501	96.0%
Non-accrual(1)	57,932	2.9	76,551	4.0
Total	$1,979,877	100.0%	$1,913,052	100.0%

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
Internal Risk Ratings Definitions

Rating	Definition
1	Borrower is operating above expectations, and the trends and risk factors are generally favorable.

2	Borrower is operating generally as expected or at an acceptable level of performance. The level of risk to our initial cost basis is similar to the risk to our initial cost basis at the time of origination. This is the initial risk rating assigned to all new borrowers.

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
Our Investment Adviser monitors and, when appropriate, changes the risk ratings assigned to each debt investment in our portfolio. Our Investment Adviser reviews our investment ratings in connection with our quarterly valuation process. The below table summarizes the Internal Risk Ratings assigned as of December 31, 2022 and 2021.

	December 31, 2022		December 31, 2021
(dollar amounts in millions)	Fair Value	% of Fair Value	Fair Value	% of Fair Value
Internal Risk Rating 1	$30.7	1.9%	$3.8	0.2%
Internal Risk Rating 2	1,280.1	78.8	1,205.5	76.6
Internal Risk Rating 3	254.0	15.7	299.5	19.0
Internal Risk Rating 4	48.6	3.0	27.6	1.8
Internal Risk Rating 5	9.3	0.6	37.5	2.4
Total	$1,622.7	100.0%	$1,573.9	100.0%
As of December 31, 2022 and 2021, the weighted average Internal Risk Rating of our debt investment portfolio was 2.2 and 2.3, respectively. As of December 31, 2022 and 2021, three and two of our debt investments with an aggregate fair value of $57.9 million and $65.1 million, respectively, were assigned an Internal Risk Rating of 4-5. As of December 31, 2022 and 2021, three and five first lien debt investments in the portfolio with a fair value of $57.9 million and $76.6 million, respectively, were on non-accrual status, which represented approximately 2.9% and 4.0%, respectively, of total investments at fair value. The remaining first and second lien debt investments were performing and current on their interest payments as of December 31, 2022 and 2021.
See the Consolidated Schedules of Investments as of December 31, 2022 and 2021, in our consolidated financial statements in Part II, Item 8 of this Form 10-K “Financial Statements and Supplementary Data” for more information on our investments, including a list of companies and type and amount of investments.
CONSOLIDATED RESULTS OF OPERATIONS
For the years ended December 31, 2022, 2021 and 2020
The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and losses and net change in unrealized appreciation and depreciation. As a result, quarterly comparisons may not be meaningful.
Net investment income (loss) for the years ended December 31, 2022, 2021 and 2020 was as follows:

	For the years ended December 31,
	2022	2021	2020
Total investment income	$207,256	$171,238	$182,118
Net expenses (including Excise tax expense)	(103,214)	(84,387)	(93,311)
Net investment income (loss)	$104,042	$86,851	$88,807
Investment Income
Investment income for the years ended December 31, 2022, 2021 and 2020, was as follows:

	For the years ended December 31,
	2022	2021	2020
Investment income:
First Lien Debt	$139,712	$108,345	$125,958
Second Lien Debt	30,605	29,189	29,851
Equity Investments	6,091	3,640	1,978
Investment Funds	30,848	30,064	24,277
Cash	—	—	54
Total investment income	$207,256	$171,238	$182,118
The increase in investment income for the year ended December 31, 2022 from the comparable period in 2021 was primarily driven by an increase in interest income from higher weighted average interest rates, a higher average investment balance, one-time income from restoring our debt investments in Direct Travel, Inc. to accrual status, and income from the exit of our investments in SolAero Technologies Corp. As of December 31, 2022, the size of our portfolio increased to $2,049,975 from $1,957,553 as of December 31, 2021 at amortized cost. As of December 31, 2022, the weighted average yield of our first and second lien debt increased to 11.2% from 7.7% as of December 31, 2021, on amortized cost, primarily due to rising benchmark interest rates on existing investments as well as restoring non-accrual loans to accrual status during the year.
The decrease in investment income for the year ended December 31, 2021 from the comparable period in 2020 was primarily driven by a lower average investment balance, partially offset by higher dividend income from the Investment Funds. The size of our portfolio increased to $1,957,553 as of December 31, 2021 from $1,922,966 as of December 31, 2020, at amortized cost. As of December 31, 2021, the weighted average yield of our first and second lien debt increased to 7.7% from 7.6% as of December 31, 2020, on amortized cost, primarily due to new fundings being originated at a higher weighted average yield than the yield of positions that repaid or were sold.
Interest income on our first and second lien debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement.
Expenses

	For the years ended December 31,
	2022	2021	2020
Base management fees	$28,803	$28,343	$28,648
Incentive fees	21,414	17,680	18,555
Professional fees	3,059	3,165	3,082
Administrative service fees	1,636	1,338	679
Interest expense and credit facility fees	43,961	30,753	39,581
Directors’ fees and expenses	640	561	398
Other general and administrative	1,872	1,765	1,795
Excise tax expense	1,829	782	573
Net expenses	$103,214	$84,387	$93,311
Interest expense and credit facility fees for the years ended December 31, 2022, 2021 and 2020 were comprised of the following:

	For the years ended December 31,
	2022	2021	2020
Interest expense	$41,977	$28,829	$35,820
Facility unused commitment fee	1,129	1,161	1,766
Amortization of deferred financing costs	855	763	1,886
Other fees	—	—	109
Total interest expense and credit facility fees	$43,961	$30,753	$39,581
Cash paid for interest expense	$38,483	$29,355	$33,149

Average principal debt outstanding	$1,039,077	$1,021,326	$1,111,397
Weighted average interest rate	3.99%	2.76%	3.15%
The increase in interest expense for the year ended December 31, 2022 compared to the comparable period in 2021 was primarily driven by higher weighted average interest rates. The decrease in interest expense for the year ended December 31, 2021 compared to the comparable period in 2020 was primarily driven by lower weighted average interest rates and lower average debt outstanding.

Below is a summary of the base management fees and incentive fees incurred during the years ended December 31, 2022, 2021 and 2020:

	For the years ended December 31,
	2022	2021	2020
Base management fees	$28,803	$28,343	$28,648
Incentive fees on pre-incentive fee net investment income	21,414	17,680	18,555
Realized capital gains incentive fees	—	—	—
Accrued capital gains incentive fees	—	—	—
Total capital gains incentive fees	—	—	—
Total incentive fees	21,414	17,680	18,555
Total base management fees and incentive fees	$50,217	$46,023	$47,203
The increase in base management fees for the year ended December 31, 2022 from the comparable period in 2021 was driven by higher average fair value of investments during the year. The increase in incentive fees for the year ended December 31, 2022 from the comparable period in 2021 was driven by higher pre-incentive fee net investment income. The decrease in base management fees for the year ended December 31, 2021 from the comparable period in 2020 was driven by lower average fair value of investments during the year. The decrease in incentive fees for the year ended December 31, 2021 from the comparable period in 2020 was driven by lower pre-incentive fee net investment income.
For the years ended December 31, 2022, 2021 and 2020, we recorded no accrued capital gains incentive fees based upon our cumulative net realized and unrealized appreciation (depreciation) as of December 31, 2022, 2021 and 2020, respectively. The accrual for any capital gains incentive fee under accounting principles generally accepted in the United States (“U.S. GAAP”) in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. See Note 4 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for more information on our incentive and base management fees.
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
Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) on Investments
During the years ended December 31, 2022, 2021 and 2020, we had realized gains on 20, 34, and 9 investments, respectively, totaling approximately $8,022, $19,381, and $1,473, respectively, which were offset by realized losses on 13, 9, and 20 investments, respectively, totaling approximately $7,057, $343, and $59,946, respectively. During the years ended December 31, 2022, 2021 and 2020, we had a change in unrealized appreciation on 43, 110, and 78 investments, respectively, totaling approximately $48,588, $71,264, and $65,851, respectively, which was offset by a change in unrealized depreciation on 144, 76, and 97 investments, respectively, totaling approximately $74,185, $18,583, and $85,507, respectively.
During October 2020, Direct Travel completed a restructuring whereby the lenders received the majority of the equity in Direct Travel, but maintained the principal balance in the existing debt. As part of the transaction, the lenders also provided a delayed draw term loan facility to support ongoing liquidity of the business. As part of the restructuring, we received an approximate 9% ownership stake in Direct Travel.

During October 2020, Central Security Group, Inc. completed a restructuring whereby a portion of the first lien debt held by us was exchanged into common equity. As a result, $8,566 of unrealized depreciation was reversed and we realized a loss of $8,562 during the year ended December 31, 2020.

Net realized gain (loss) and net change in unrealized appreciation (depreciation) for the years ended December 31, 2022, 2021 and 2020 were as follows:

	For the years ended December 31,
	2022	2021	2020
Net realized gain (loss) on investments	$965	$19,038	$(58,473)
Net change in unrealized appreciation (depreciation) on investments	(25,597)	52,681	(19,656)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	$(24,632)	$71,719	$(78,129)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) by the type of investments for the years ended December 31, 2022, 2021 and 2020 were as follows:

	For the years ended December 31,
	2022		2021		2020
Type	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)
First Lien Debt	$2,626	$(16,672)	$2,413	$34,383	$(58,766)	$(8,557)
Second Lien Debt	(5,615)	(8,802)	(125)	13,677	(228)	(13,965)
Equity Investments	3,954	(1,046)	16,750	2,845	522	1,697
Investment Funds	—	923	—	1,813	—	(3,104)
Total	$965	$(25,597)	$19,038	$52,718	$(58,472)	$(23,929)
Net change in unrealized appreciation (depreciation) in our investments for the year ended December 31, 2022 compared to the comparable period in 2021 was primarily driven by wider market yields partially offset by improving credit fundamentals in certain 4 and 5 risk rated investments. Net change in unrealized depreciation in our investments for the year ended December 31, 2021 compared to the comparable period in 2020 was primarily driven by improving credit fundamentals and tightening market yields in 2021. Net change in unrealized appreciation (depreciation) is also driven by changes in other inputs utilized under our valuation methodology, including, but not limited to, enterprise value multiples, borrower leverage multiples and borrower ratings, and the impact of exits.
Middle Market Credit Fund, LLC (“Credit Fund”)
On February 29, 2016, we and Credit Partners entered into an amended and restated limited liability company agreement, which was subsequently amended and restated on June 24, 2016 and February 22, 2021 and May 16, 2022 (as amended, the “Limited Liability Company Agreement”) to co-manage Credit Fund, a Delaware limited liability company that is not consolidated in our consolidated financial statements. Credit Fund is managed by a six-member board of managers, on which we and Credit Partners each have equal representation. We and Credit Partners each have 50% economic ownership of Credit Fund and have commitments to fund, from time to time, capital of up to $250,000 each. Funding of such commitments generally requires the approval of the board of Credit Fund, including the board members appointed by us. By virtue of our respective membership interests, we and Credit Partners each indirectly bear an allocable share of all expenses and other obligations of Credit Fund.
Credit Fund primarily invests in first lien loans of middle market companies sourced primarily by us and our affiliates. Portfolio and investment decisions with respect to Credit Fund must be unanimously approved by a quorum of Credit Fund’s investment committee consisting of an equal number of representatives of us and Credit Partners. Therefore, although we own more than 25% of the voting securities of Credit Fund, we do not believe that we have control over Credit Fund (other than for purposes of the Investment Company Act). Middle Market Credit Fund SPV, LLC (“Credit Fund Sub”), MMCF CLO 2017-1 LLC (the “2017-1 Issuer”), MMCF CLO 2019-2, LLC (the "2019-2 Issuer") and MMCF Warehouse II, LLC (“Credit Fund Warehouse II”), each a Delaware limited liability company are wholly owned subsidiaries of Credit Fund and are consolidated in Credit Fund’s consolidated financial statements
Since inception of Credit Fund and through December 31, 2022 and 2021, we and Credit Partners each made capital contributions of $1 and $1 in members’ equity, respectively, and $216,000 and $216,000 in subordinated loans, respectively, to Credit Fund. On May 25, 2021, the Company and Credit Partners received an aggregate return of capital on the subordinated loans of $46,000, of which the Company received $23,000. The cost and fair value of our investment in Credit Fund was $193,001 and $190,065, respectively, as of December 31, 2022 and $193,000 and $184,141, respectively, as of December 31,

2021. Our portion of the dividend declared by Credit Fund was $20,500, $20,000 and $19,750 for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022 and 2021, our annualized dividend yield from Credit Fund was 11.4% and 10.4%, respectively.
Below is a summary of Credit Fund’s portfolio as of December 31, 2022 and 2021:

	As of December 31,
	2022	2021
Senior secured loans(1)	$955,605	$942,930
Weighted average yields of senior secured loans based on amortized cost (2)	10.0%	6.0%
Weighted average yields of senior secured loans based on fair value (2)	10.5%	6.1%
Number of portfolio companies in Credit Fund	45	45
Average amount per portfolio company(1)	$21,236	$20,954
Number of loans on non-accrual status	—	—
Percentage of loans at floating interest rates(3)(4)	100.0%	100.0%
(1)At par/principal amount.
(2)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of December 31, 2022 and 2021. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.
(3)Floating rate debt investments are generally subject to interest rate floors.
(4)Percentages based on fair value.
During the years ended December 31, 2022, 2021 and 2020, the Company sold 8, 8 and 4 investments, respectively, to Credit Fund for proceeds of $113,509, $118,204 and $62,754, respectively, and realized gains (losses) of $(439), $1,075 and $(2,289), respectively. See Note 5, Middle Market Credit Fund, LLC, to the consolidated financial statements in Part II, Item 8 of this Form 10-K.
Middle Market Credit Fund II, LLC (“Credit Fund II”)
On November 3, 2020, we and Cliffwater Corporate Lending Fund (“CCLF”) entered into a limited liability company agreement to co-manage Credit Fund II, a Delaware limited liability company that is not consolidated in our consolidated financial statements. Credit Fund II is managed by a four-member board, on which we and CCLF have equal representation. We and CCLF have 84.13% and 15.87% economic ownership of Credit Fund II, respectively. By virtue of our respective membership interests, we and CCLF each indirectly bear an allocable share of all expenses and other obligations of Credit Fund II.
Credit Fund II primarily invests in senior secured loans of middle market companies. Credit Fund II's initial portfolio was funded in November 2020 with existing senior secured debt investments contributed by us and as part of the transaction, we determined that the contribution met the requirements under ASC 860, Transfers and Servicing. Credit Fund II is expected to make only limited new investments in senior secured loans of middle market companies. Portfolio and investment decisions with respect to Credit Fund II must be unanimously approved by a quorum of Credit Fund II’s board members consisting of at least one of our representatives and one of CCLF's representatives. Therefore, although we own more than 25% of the voting securities of Credit Fund II, we do not believe that we have control over Credit Fund (other than for purposes of the Investment Company Act). Middle Market Credit Fund II SPV, LLC (“Credit Fund II Sub”), a Delaware limited liability company, is a wholly owned subsidiary of Credit Fund II and is consolidated in Credit Fund II’s consolidated financial statements.
Since inception of Credit Fund II and through December 31, 2022, we and CCLF made capital contributions of $78,096 and $12,709 in members’ equity, respectively, to Credit Fund II. The cost and fair value of our investment in Credit Fund II was $78,096 and $72,957, respectively, as of December 31, 2022 and $78,096 and $77,958, respectively, as of December 31, 2021. Our portion of the dividend declared by Credit Fund II was $10,348, $10,096 and $1,446 for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022 and 2021, our annualized dividend yield from Credit Fund II was 14.2% and 12.9%, respectively.

Below is a summary of Credit Fund II’s portfolio as of December 31, 2022 and 2021:

	As of December 31,
	2022	2021
Senior secured loans(1)	$253,310	$240,878
Weighted average yields of senior secured loans based on amortized cost (2)	11.1%	7.3%
Weighted average yields of senior secured loans based on fair value (2)	11.3%	7.2%
Number of portfolio companies in Credit Fund II	35	36
Average amount per portfolio company(1)	$7,237	$6,691
Number of loans on non-accrual status	—	—
Percentage of portfolio at floating interest rates(3)(4)	97.9%	97.7%
Percentage of portfolio at fixed interest rates(4)	2.1%	2.3%
(1)At par/principal amount.
(2)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of December 31, 2022 and 2021. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.
(3)Floating rate debt investments are generally subject to interest rate floors.
(4)Percentages based on fair value.

During the year ended December 31, 2022, we sold 10 investments to Credit Fund II for proceeds of $68,167 and realized gains (losses) of $(840). During the year ended December 31, 2021, we sold 17 investments to Credit Fund II for proceeds of $84,554 and realized gains (losses) of $468. We did not sell any investments to Credit Fund II during the year ended December 31, 2020. On November 3, 2020, pursuant to a contribution agreement by and between us and Credit Fund II, we contributed 45 senior secured debt investments with an aggregate principal balance of approximately $250 million to Credit Fund II in exchange for approximately 84.13% of Credit Fund II’s membership interests and gross cash proceeds of approximately $170 million. There were no subsequent transfers during December 31, 2020. See Note 6, Middle Market Credit Fund II, LLC, to the consolidated financial statements in Part II, Item 8 of this Form 10-K for further information about Credit Fund II.
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
Credit Facility, Senior Notes, and 2015-1R Notes
On March 21, 2014, we closed on a senior secured revolving credit facility (“the Credit Facility”), as amended from time to time. The maximum principal amount of the Credit Facility is $688,000, subject to availability under the Credit Facility, which is based on certain advance rates multiplied by the value of the Company’s portfolio investments (subject to certain concentration limitations) net of certain other indebtedness that the Company may incur in accordance with the terms of the Credit Facility. Proceeds of the Credit Facility may be used for general corporate purposes, including the funding of portfolio investments. Maximum capacity under the Credit Facility may be increased, subject to certain conditions, to $900,000 through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Credit Facility includes a $50,000 limit for swingline loans and a $20,000 limit for letters of credit. Subject to certain exceptions, the Credit Facility is secured by a first lien security interest in substantially all of the portfolio investments held by the Company. The Credit Facility includes customary covenants, including certain financial covenants related to asset coverage, shareholders’ equity and liquidity, certain limitations on the incurrence of additional indebtedness and liens, and other maintenance covenants, as well as usual and customary events of default for senior secured revolving credit facilities of this nature.
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
On December 30, 2019, we closed a private offering of $115.0 million in aggregate principal amount of 4.750% Senior Unsecured Notes due December 31, 2024 (the “2019 Notes”). On December 11, 2020, we issued an additional $75.0 million aggregate principal amount of senior unsecured notes due December 31, 2024 (the "2020 Notes,” together with the 2019 Notes, the “Senior Notes”). The 2020 Notes bear interest at an interest rate of 4.500%. We paid an affiliate of Carlyle a fee of $562 for underwriting services rendered in connection with the issuance of the 2020 Notes in the amount of 0.75% of the aggregate principal amount of the 2020 Notes. The interest rates of the Senior Notes are subject to increase (up to an additional 1.00% over the stated rate of such notes) in the event, subject to certain exceptions, the Senior Notes cease to have an investment grade rating. The Senior Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. For more information on the Senior Notes, see Note 8 to the consolidated financial statements in Part II, Item 8 of this Form 10-K.
On June 26, 2015, we completed the 2015-1 Debt Securitization, which was refinanced on August 30, 2018 (the “2015-1 Debt Securitization Refinancing”) by redeeming in full the 2015-1 Notes and issuing new notes (the “2015-1R Notes”). The 2015-1R Notes were issued by Carlyle Direct Lending CLO 2015-1R LLC (the “2015-1 Issuer”), a wholly owned and consolidated subsidiary of us. The 2015-1R Notes are secured by a diversified portfolio of the 2015-1 Issuer consisting primarily of first and second lien senior secured loans. The 2015-1R Notes consist of:
(a) $234,800 AAA Class A-1-1-R Notes, which bear interest at the three-month LIBOR plus 1.55%;
(b) $50,000 AAA Class A-1-2-R Notes, which bear interest at the three-month LIBOR plus 1.48% for the first 24 months and the three-month LIBOR plus 1.78% thereafter;
(c) $25,000 AAA Class A-1-3-R Notes, which bear interest at 4.56%;
(d) $66,000 Class A-2-R Notes, which bear interest at the three-month LIBOR plus 2.20%;
(e) $46,400 single-A Class B Notes, which bear interest at the three-month LIBOR plus 3.15%;
(f) $27,000 BBB- Class C Notes , which bear interest at the three-month LIBOR plus 4.00%; and
(g) 2015-1 Issuer Preferred Interests with a nominal value of $104,525 at close of the refinancing.
The 2015-1R Notes have a reinvestment period end date and maturity date of October 15, 2023 and October 15, 2031, respectively. In connection with the initial financing, we made customary representations, warranties and covenants to the 2015-1 Issuer. The Class A-1-1-R, Class A-1-2-R, Class A-1-3-R, Class A-2-R, Class B and Class C Notes are included in the consolidated financial statements included in Part II, Item 8 of this Form 10-K. The 2015-1 Issuer Preferred Interests were eliminated in consolidation.
For more information on the 2015-1R Notes, see Note 8 to the consolidated financial statements in Part II, Item 8 of this Form 10-K.

As of December 31, 2022 and 2021, we had $30,506 and $93,074, respectively, in cash, cash equivalents and restricted cash. The Credit Facility consisted of the following as of December 31, 2022 and 2021:

	December 31, 2022
	Total Facility	Borrowings Outstanding	Unused Portion(1)	Amounts Available(2)
Credit Facility	$688,000	$440,441	$247,559	$247,902
Total	$688,000	$440,441	$247,559	$247,902

	December 31, 2021
	Total Facility	Borrowings Outstanding	Unused Portion(1)	Amounts Available(2)
Credit Facility	$688,000	$407,655	$280,345	$280,706
Total	$688,000	$407,655	$280,345	$280,706
(1)The unused portion is the amount upon which commitment fees are based.
(2)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
The following were the carrying values (before debt issuance costs) for the Senior Notes disclosed but not carried at fair value as of December 31, 2022 and 2021:

	Carrying value as of December 31,
	2022	2021
2019 Notes	$115,000	$115,000
2020 Notes	75,000	75,000
Total	$190,000	$190,000
The following were the carrying values (before debt issuance costs) of the Company's 2015-1R Notes disclosed but not carried at fair value as of December 31, 2022 and 2021:

	Carrying value as of December 31,
2015-1R Notes	2022	2021
Aaa/AAA Class A-1-1-R Notes	$234,800	$234,800
Aaa/AAA Class A-1-2-R Notes	50,000	50,000
Aaa/AAA Class A-1-3-R Notes	25,000	25,000
AA Class A-2-R Notes	66,000	66,000
A Class B Notes	46,400	46,400
BBB- Class C Notes	27,000	27,000
Total	$449,200	$449,200

As of December 31, 2022 and 2021, we had a combined $1,079,641 and $1,046,855, respectively, of outstanding consolidated indebtedness under the Credit Facility, the 2015-1R Notes and the Senior Notes. Our annualized interest cost as of December 31, 2022 and 2021, was 5.78% and 2.75%, excluding fees (such as fees on undrawn amounts and amortization of upfront fees). For the years ended December 31, 2022, 2021 and 2020, we incurred $41,977, $28,829 and $35,820, respectively, of interest expense and $1,129, $1,161 and $1,766, respectively, of unused commitment fees.
Equity Activity
Common stock issued and outstanding as of December 31, 2022 and 2021 was 51,060,136 and 53,142,454, respectively.

The following table summarizes activity in the number of shares of our common stock outstanding during the years ended December 31, 2022, 2021 and 2020:

	For the years ended December 31,
	2022	2021	2020
Common stock outstanding, beginning of year	53,142,454	55,320,309	57,763,811
Repurchase of common stock	(2,082,318)	(2,177,855)	(2,443,502)
Common stock outstanding, end of year	51,060,136	53,142,454	55,320,309
On May 5, 2020, we issued and sold 2,000,000 shares of Preferred Stock, par value $0.01, to an affiliate of Carlyle in a private placement at a price of $25 per share. Shares of Preferred Stock issued and outstanding as of both December 31, 2022 and 2021 were 2,000,000. For more information on the Preferred Stock, see Note 10 to the consolidated financial statements in Part II, Item 8 of this Form 10-K.
Dividends and Distributions
Effective with the third quarter 2020 dividend, we updated our dividend policy such that the base dividend was $0.32 per share of common stock. Effective with the third quarter 2022 dividend, we updated our dividend policy such that the base dividend was $0.34 per share of common stock. Effective with the fourth quarter 2022 dividend, we updated our dividend policy such that the base dividend is $0.36 per share of common stock. Our dividend policy is subject to change by the Board of Directors in its sole discretion at any time.
The following table summarizes our dividends declared per share of common stock during the three most recent fiscal years:

Date Declared	Record Date	Payment Date	Per Share Amount
2020
February 24, 2020	March 31, 2020	April 17, 2020	$0.37
May 4, 2020	June 30, 2020	July 17, 2020	0.37
August 3, 2020	September 30, 2020	October 16, 2020	0.37	(1)
November 2, 2020	December 31, 2020	January 15, 2021	0.36	(1)
Total			$1.47
2021
February 22, 2021	March 31, 2021	April 16, 2021	$0.37	(1)
May 3, 2021	June 30, 2021	July 15, 2021	0.36	(1)
August 2, 2021	September 30, 2021	October 15, 2021	0.38	(1)
November 1, 2021	December 31, 2021	January 14, 2022	0.39	(1)
Total			$1.50
2022
February 18, 2022	March 31, 2022	April 15, 2022	$0.40	(1)
May 2, 2022	June 30, 2022	July 15, 2022	0.40	(1)
August 8, 2022	September 30, 2022	October 14, 2022	0.40	(1)
October 31, 2022	December 30, 2022	January 16, 2023	0.44	(1)
Total			$1.64
(1)Per Share Amount includes the base dividend and a special/supplemental dividend. For more information on the base dividend and special/supplemental dividend, see Note 10 to the consolidated financial statements in Part II, Item 8 of this Form 10-K.
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
The Preferred Stock is convertible, in whole or in part, at the option of the holder of the Preferred Stock into the number of shares of common stock equal to the Liquidation Preference plus any accumulated but unpaid dividends, divided by an initial conversion price of $9.50, subject to certain adjustments to prevent dilution as set forth in the Company's Articles Supplementary. The conversion price as of December 31, 2022 was $9.31.
The following table summarizes the Company’s dividends declared per share of Preferred Stock during the three most recent fiscal years. Unless otherwise noted, dividends declared were paid in cash.

Date Declared	Record Date	Payment Date	Per Share Amount
2020
June 30, 2020	June 30, 2020	September 30, 2020	$0.277
September 30, 2020	September 30, 2020	September 30, 2020	0.423
December 31, 2020	December 31, 2020	December 31, 2020	0.438
Total			$1.138
2021
March 31, 2021	March 31, 2021	March 31, 2021	$0.438
June 30, 2021	June 30, 2021	June 30, 2021	0.438
September 30, 2021	September 30, 2021	September 30, 2021	0.438
December 29, 2021	December 31, 2021	December 31, 2021	0.438
Total			$1.752
2022
March 25, 2022	March 31, 2022	March 31, 2022	$0.438
June 27, 2022	June 30, 2022	June 30, 2022	0.438
September 22, 2022	September 30, 2022	September 30, 2022	0.438
December 16, 2022	December 30, 2022	December 31, 2022	0.438
Total			$1.752
OFF BALANCE SHEET ARRANGEMENTS
In the ordinary course of our business, we enter into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in these consolidated financial statements as of December 31, 2022 and 2021, in Part II, Item 8 of this Form 10-K, for any such exposure.
We have in the past, currently are and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments.
We had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Principal Amount as of December 31,
	2022	2021
Unfunded delayed draw commitments	$83,743	$112,985
Unfunded revolving term loan commitments	74,463	67,513
Total unfunded commitments	$158,206	$180,498
Pursuant to an undertaking by us in connection with the 2015-1 Debt Securitization, we agreed to hold, on an ongoing basis, the 2015-1 Issuer Preferred Interests with an aggregate dollar purchase price at least equal to 5% of the aggregate outstanding amount of all collateral obligations by the 2015-1 Issuer for as long as any securities of the 2015-1 Issuer remains outstanding. As of December 31, 2022 and 2021, we were in compliance with this undertaking.
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
As of December 31, 2022 and 2021, the Company had total senior securities of $1,129,641 and $1,096,855, respectively, consisting of secured borrowings under the Credit Facility, the Senior Notes, the 2015-1R Notes and the Preferred Stock, and had asset coverage ratios of 176.79% and 181.94%, respectively. For a discussion of the principal risk factors associated with these senior securities, see Part I, Item 1A of this Form 10‑K. For purposes of the asset coverage ratio, the Preferred Stock is classified as a senior security.
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
Fair Value Measurements
The Company applies fair value accounting in accordance with the terms of Financial Accounting Standards Board ASC Topic 820, Fair Value Measurement (“ASC 820”). ASC 820 defines fair value as the amount that would be exchanged to sell an asset or transfer a liability in an orderly transfer between market participants at the measurement date. Effective September 8, 2022, the Investment Adviser, as the valuation designee pursuant to Rule 2a-5 under the Investment Company Act, determines in good faith the fair value of the Company’s investment portfolio for which market quotations are not readily available. The Investment Adviser values securities/instruments traded in active markets on the measurement date by multiplying the closing price of such traded securities/instruments by the quantity of shares or amount of the instrument held. The Investment Adviser may also obtain quotes with respect to certain of its investments, such as its securities/instruments traded in active markets and its liquid securities/instruments that are not traded in active markets, from pricing services, brokers, or counterparties (i.e., “consensus pricing”). When doing so, the Investment Adviser determines whether the quote obtained is sufficient according to U.S. GAAP to determine the fair value of the security. The Investment Adviser may use the quote obtained, or alternative pricing sources may be utilized, including valuation techniques typically utilized for illiquid securities/instruments.
Securities/instruments that are illiquid, or for which the pricing source does not provide a valuation or methodology, or provides a valuation or methodology that, in the judgment of the Investment Adviser, does not represent fair value, shall each be valued as of the measurement date using all techniques appropriate under the circumstances and for which sufficient data is available. These valuation techniques may vary by investment and include comparable public market valuations, comparable precedent transaction valuations and/or discounted cash flow analyses. The process generally used to determine the applicable value is as follows: (i) the value of each portfolio company or investment is initially reviewed by the investment professionals responsible for such portfolio company or investment and, for non-traded investments, a standardized template designed to approximate fair market value based on observable market inputs, updated credit statistics and unobservable inputs is used to determine a preliminary value, which is also reviewed alongside consensus pricing, where available; (ii) preliminary valuation conclusions are documented and reviewed by a valuation committee comprised of members of senior management; (iii) the Board of Directors engages a third-party valuation firm to provide positive assurance on portions of the Middle Market Senior Loans and equity investments portfolio each quarter (such that each non-traded investment other than Credit Fund is reviewed by a third-party valuation firm at least once on a rolling twelve month basis) including a review of management’s preliminary valuation and conclusion on fair value; (iv) if applicable, prior to September 8, 2022, the Audit Committee of the Board of Directors (the “Audit Committee”) reviews the assessments of the Investment Adviser and the third-party valuation firm; and (v) if applicable, prior to September 8, 2022, the Board of Directors discusses the valuation recommendations of the Audit Committee and determines the fair value of each investment in the portfolio in good faith based on the input of the Investment Adviser and, where applicable, the third-party valuation firm.
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
Investment performance data utilized are the most recently available financial statements and compliance certificate received from the portfolio companies as of the measurement date which, in many cases, may reflect a lag in information.
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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of December 31, 2022 and 2021.
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

Revenue Recognition
Non-Accrual Income
Loans are generally placed on non-accrual status when principal or interest payments are past due or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are current or there is no longer any reasonable doubt that such principal or interest will be collected in full and, in management’s judgment, are likely to remain current. Management may determine not to place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.
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
Valuation Risk
Our investments generally do not have a readily available market price. Our Investment Adviser, as the valuation designee pursuant to Rule 2a-5 under the Investment Company Act, values our investments for which market quotations are not readily available in good faith at fair value in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. In addition, because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and it is possible that the difference could be material.

Interest Rate Risk
As of December 31, 2022, on a fair value basis, approximately 1.5% of our debt investments bear interest at a fixed rate and approximately 98.5% of our debt investments bear interest at a floating rate, which primarily are subject to interest rate floors. Additionally, the Credit Facility is also subject to floating interest rates and is currently paid based on floating SOFR rates.
Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our income in the future.
The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. These hypothetical interest income calculations are based on a model of the settled debt investments in our portfolio, excluding structured finance obligations and our investments in Credit Fund and Credit Fund II, held as of December 31, 2022 and 2021, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. Interest expense is calculated based on outstanding secured borrowings and notes payable as of December 31, 2022 and 2021 and based on the terms of our Credit Facility and notes payable. Interest expense on our Credit Facility and notes payable is calculated using the stated interest rate as of December 31, 2022 and 2021, adjusted for the hypothetical changes in rates, as shown below. We intend to continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may impact significantly our net interest income.

We regularly measure exposure to interest rate risk. We assess interest rate risk and manage interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.
Based on our Consolidated Statements of Assets and Liabilities as of December 31, 2022 and 2021, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled debt investments (considering interest rate floors for variable rate instruments), excluding our investments in Credit Fund and Credit Fund II, and outstanding secured borrowings and notes payable assuming no changes in our investment and borrowing structure:

	As of December 31, 2022			As of December 31, 2021
Basis Point Change	Interest Income	Interest Expense	Net Investment Income	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$48,535	$(25,939)	$22,596	$34,923	$(24,832)	$10,091
Up 200 basis points	$32,357	$(17,293)	$15,064	$19,935	$(16,513)	$3,422
Up 100 basis points	$16,178	$(8,646)	$7,532	$4,954	$(8,195)	$(3,241)
Down 100 basis points	$(16,178)	$8,646	$(7,532)	$(147)	$1,083	$936
Down 200 basis points	$(32,249)	$17,287	$(14,962)	$(147)	$1,083	$936
Down 300 basis points	$(48,089)	$25,744	$(22,345)	$(147)	$1,083	$936

Item 8. Financial Statements and Supplementary Data
CARLYLE SECURED LENDING, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Carlyle Secured Lending, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Carlyle Secured Lending, Inc. (the “Company”), including the consolidated schedules of investments, as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations, changes in its net assets, and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2023 expressed an unqualified opinion thereon.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2022 and 2021, by correspondence with the custodian, debt agents, and the underlying investees; when replies were not received from the debt agents and the underlying investees, we performed other auditing procedures.

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

Valuation of investments using significant unobservable inputs
Description of the Matter	At December 31, 2022, the fair value of the Company's investments categorized in Level III of the fair value hierarchy (Level III investments) totaled $1.907 billion. As discussed in Note 3 to the consolidated financial statements (Note 3), management determined the fair value of the Company’s Level III investments by using valuation techniques such as comparable public market valuations, comparable precedent transaction valuations and/or discounted cash flow analyses and using inputs which were significant to the valuation of these investments, such as observable market inputs, updated credit statistics, and significant unobservable inputs (significant inputs). The significant unobservable inputs used to determine fair value required significant management judgment or estimation and, as disclosed in Note 3, included discount rates, comparable multiples, recovery rates, default rates, and indicative quotes.

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

To test the valuation of the Company’s Level III investments, our audit procedures included, among others, evaluating the valuation techniques and significant inputs used by the Company. For each Level III investment, we gained an understanding of the valuation technique(s) and significant inputs used to value the investment and reviewed the information considered by the Company’s valuation designee, under the oversight of the Board of Directors, relating to the valuation. Our procedures also included testing, for a sample of Level III investments, significant inputs and the mathematical accuracy of the Company's valuation models.

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

Tysons, VA
February 27, 2023

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Carlyle Secured Lending, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Carlyle Secured Lending, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Carlyle Secured Lending, Inc. (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of assets and liabilities of the Company, including the consolidated schedules of investments, as of December 31, 2022 and 2021, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 27, 2023 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Tysons, VA
February 27, 2023

CARLYLE SECURED LENDING, INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollar amounts in thousands, except per share data)

	December 31, 2022	December 31, 2021
ASSETS
Investments, at fair value
Investments—non-controlled/non-affiliated, at fair value (amortized cost of $1,734,252 and $1,631,067, respectively)	$1,671,488	$1,607,731
Investments—non-controlled/affiliated, at fair value (amortized cost of $44,626 and $38,462, respectively)	45,367	30,286
Investments—controlled/affiliated, at fair value (amortized cost of $271,097 and $288,024, respectively)	263,022	275,035
Total investments, at fair value (amortized cost of $2,049,975 and $1,957,553, respectively)	1,979,877	1,913,052
Cash, cash equivalents and restricted cash	30,506	93,074
Receivable for investments sold	1,528	530
Interest and dividend receivable	24,023	20,144
Prepaid expenses and other assets	5,763	4,550
Total assets	$2,041,697	$2,031,350
LIABILITIES
Debt and Secured Borrowings, net of unamortized debt issuance costs of $2,449 and $2,833, respectively (Notes 7 and 8)	$1,077,192	$1,044,022
Payable for investments purchased	287	323
Interest and credit facility fees payable (Notes 7 and 8)	6,749	2,467
Dividend payable (Note 10)	22,446	20,705
Base management and incentive fees payable (Note 4)	12,681	11,819
Administrative service fees payable (Note 4)	1,711	482
Other accrued expenses and liabilities	3,208	2,728
Total liabilities	1,124,274	1,082,546
Commitments and contingencies (Notes 9 and 12)
NET ASSETS
Cumulative convertible preferred stock, $0.01 par value; 2,000,000 shares issued and outstanding as of December 31, 2022 and December 31, 2021	50,000	50,000
Common stock, $0.01 par value; 198,000,000 shares authorized; 51,060,136 and 53,142,454 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	511	532
Paid-in capital in excess of par value	1,022,224	1,052,427
Offering costs	(1,633)	(1,633)
Total distributable earnings (loss)	(153,679)	(152,522)
Total net assets	$917,423	$948,804
NET ASSETS PER COMMON SHARE	$16.99	$16.91
The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE SECURED LENDING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollar amounts in thousands, except per share data)

	For the years ended December 31,
	2022	2021	2020
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$138,598	$125,074	$140,815
PIK income	16,258	9,346	5,476
Other income	7,302	6,366	10,974
Total investment income from non-controlled/non-affiliated investments	162,158	140,786	157,265
From non-controlled/affiliated investments:
Interest income	3,287	173	14
PIK income	6,809	—	—
Other income	9	10	—
Total investment income from non-controlled/affiliated investments	10,105	183	14
From controlled/affiliated investments:
Interest income	3,873	185	3,611
Dividend income	30,848	30,063	21,228
Other income	272	21	—
Total investment income from controlled/affiliated investments	34,993	30,269	24,839
Total investment income	207,256	171,238	182,118
Expenses:
Base management fees (Note 4)	28,803	28,343	28,648
Incentive fees (Note 4)	21,414	17,680	18,555
Professional fees	3,059	3,165	3,082
Administrative service fees (Note 4)	1,636	1,338	679
Interest expense and credit facility fees (Notes 7 and 8)	43,961	30,753	39,581
Directors’ fees and expenses	640	561	398
Other general and administrative	1,872	1,765	1,795
Total expenses	101,385	83,605	92,738
Net investment income (loss) before taxes	105,871	87,633	89,380
Excise tax expense	1,829	782	573
Net investment income (loss)	104,042	86,851	88,807
Net realized gain (loss) and net change in unrealized appreciation (depreciation):
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	(1,050)	19,035	(58,473)
Non-controlled/affiliated investments	—	3	—
Controlled/affiliated investments	2,015	—	—
Currency gains (losses) on non-investment assets and liabilities	(442)	(177)	497
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliated investments	(39,431)	41,541	(11,629)
Non-controlled/affiliated investments	8,918	3,215	(900)
Controlled/affiliated investments	4,916	7,925	(7,127)
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	6,669	1,960	(4,346)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	(18,405)	73,502	(81,978)
Net increase (decrease) in net assets resulting from operations	85,637	160,353	6,829
Preferred stock dividend	3,500	3,500	2,275
Net increase (decrease) in net assets resulting from operations attributable to Common Stockholders	$82,137	$156,853	$4,554
Basic and diluted earnings per common share (Note 10)
Basic	$1.58	$2.89	$0.08
Diluted	$1.49	$2.69	$0.08
Weighted-average shares of common stock outstanding (Note 10)

	For the years ended December 31,
	2022	2021	2020
Basic	52,112,420	54,244,432	56,421,137
Diluted	57,482,099	59,531,683	56,421,137
The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE SECURED LENDING, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollar amounts in thousands)

	For the years ended December 31,
	2022	2021	2020
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$104,042	$86,851	$88,807
Net realized gain (loss)	523	18,861	(57,976)
Net change in unrealized appreciation (depreciation) on investments	(25,597)	52,681	(19,656)
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	6,669	1,960	(4,346)
Net increase (decrease) in net assets resulting from operations	85,637	160,353	6,829
Capital transactions:
Preferred stock issued	—	—	50,000
Repurchase of common stock	(28,457)	(28,439)	(27,254)
Dividends declared (Note 10)	(88,561)	(84,473)	(84,683)
Net increase (decrease) in net assets resulting from capital share transactions	(117,018)	(112,912)	(61,937)
Net increase (decrease) in net assets	(31,381)	47,441	(55,108)
Net assets at beginning of year	948,804	901,363	956,471
Net assets at end of year	$917,423	$948,804	$901,363
The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE SECURED LENDING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollar amounts in thousands)

	For the years ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$85,637	$160,353	$6,829
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	1,378	1,342	2,133
Net accretion of discount on investments	(9,990)	(9,383)	(8,186)
Paid-in-kind interest	(26,019)	(9,178)	(6,145)
Net realized (gain) loss on investments	(965)	(19,038)	58,473
Net realized currency (gain) loss on non-investment assets and liabilities	442	177	(497)
Net change in unrealized (appreciation) depreciation on investments	25,597	(52,681)	19,656
Net change in unrealized currency (gains) losses on non-investment assets and liabilities	(6,669)	(1,960)	4,346
Cost of investments purchased and change in payable for investments purchased	(635,278)	(842,981)	(620,829)
Proceeds from contribution of investments to Credit Fund II	—	—	168,897
Proceeds from sales and repayments of investments and change in receivable for investments sold	578,321	849,039	688,798
Changes in operating assets:
Interest receivable	(1,465)	1,581	(3,741)
Dividend receivable	(2,414)	(2,042)	365
Prepaid expenses and other assets	(916)	(668)	(96)
Changes in operating liabilities:
Interest and credit facility fees payable	4,282	28	(4,325)
Base management and incentive fees payable	862	270	(1,687)
Administrative service fees payable	1,229	397	8
Other accrued expenses and liabilities	480	175	1,160
Net cash provided by (used in) operating activities	14,512	75,431	305,159
Cash flows from financing activities:
Proceeds from issuance of preferred stock	—	—	50,000
Repurchase of common stock	(28,457)	(28,439)	(27,254)
Borrowings on SPV Credit Facility and Credit Facility	372,246	419,205	452,833
Repayments of SPV Credit Facility and Credit Facility	(332,758)	(357,500)	(725,469)
Proceeds from issuance of Senior Notes, net of unamortized debt issuance costs	—	—	74,438
Debt issuance costs paid	(1,291)	(382)	(1,488)
Dividends paid in cash	(86,820)	(83,660)	(96,551)
Net cash provided by (used in) financing activities	(77,080)	(50,776)	(273,491)
Net increase (decrease) in cash and cash equivalents	(62,568)	24,655	31,668
Cash, cash equivalents and restricted cash, beginning of year	93,074	68,419	36,751
Cash, cash equivalents and restricted cash, end of year	$30,506	$93,074	$68,419
Supplemental disclosures:
Interest paid during the year	$38,483	$29,355	$33,149
Taxes, including excise tax, paid during year	$774	$641	$391
Dividends declared during the year	$88,561	$84,473	$84,683
Credit Fund II members’ interest received in consideration of contribution of investments (Note 6)	$—	$—	$78,096
The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (66.3% of fair value)
ADPD Holdings, LLC	^*	(2)(3)(14)(15)	Consumer Services	SOFR	6.00%	10.37%	8/16/2022	8/15/2028	$9,913	$9,651	$9,571	1.04%
Advanced Web Technologies Holding Company	^*	(2)(3)(14)	Containers, Packaging & Glass	LIBOR	6.25%	10.67%	12/17/2020	12/17/2026	9,315	9,144	9,196	1.00
Airnov, Inc.	^*	(2)(3)(14)	Containers, Packaging & Glass	LIBOR	5.00%	9.75%	12/20/2019	12/19/2025	2,035	2,013	2,019	0.22
Allied Universal Holdco LLC	^	(2)(3)(15)	Business Services	LIBOR	3.75%	8.17%	2/17/2021	5/14/2028	493	494	467	0.05
Alpine Acquisition Corp II	^*	(2)(3)(14)(15)	Transportation: Cargo	SOFR	5.50%	9.76%	4/19/2022	11/30/2026	7,597	7,406	7,188	0.78
American Physician Partners, LLC	^*	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	6.75%, 3.50% PIK	14.67%	1/7/2019	8/5/2022	30,121	30,125	26,002	2.83
American Physician Partners, LLC	^	(2)(3)(14)(15)	Healthcare & Pharmaceuticals	SOFR	6.75%, 3.50% PIK	14.67%	12/16/2022	2/15/2023	799	764	751	0.08
Analogic Corporation	^*	(2)(3)(14)	Capital Equipment	LIBOR	5.25%	9.67%	6/22/2018	6/22/2024	2,462	2,449	2,402	0.26
Applied Technical Services, LLC	^	(2)(3)(14)	Business Services	LIBOR	5.75%	10.52%	12/29/2020	12/29/2026	533	524	531	0.06
Appriss Health, LLC	^	(2)(3)(14)	Healthcare & Pharmaceuticals	LIBOR	7.25%	11.54%	5/6/2021	5/6/2027	36,831	36,218	35,303	3.85
Apptio, Inc.	^	(2)(3)(14)	Software	LIBOR	6.00%	9.94%	1/10/2019	1/10/2025	6,604	6,544	6,604	0.72
Ascend Buyer, LLC	^*	(2)(3)(14)(15)	Containers, Packaging & Glass	SOFR	6.25%	10.67%	9/30/2021	9/30/2028	3,420	3,342	3,338	0.36
Associations, Inc.	^	(2)(3)(14)	Construction & Building	SOFR	4.00%, 2.50% PIK	11.04%	7/2/2021	7/2/2027	12,854	12,754	12,451	1.36
Atlas AU Bidco Pty Ltd (Australia)	^	(2)(3)(7)(14)	High Tech Industries	SOFR	7.25%	11.48%	12/15/2022	12/12/2029	2,890	2,796	2,796	0.31
Aurora Lux FinCo S.Á.R.L. (Luxembourg)	^*	(2)(3)(7)	Software	LIBOR	6.00%	10.32%	12/24/2019	12/24/2026	32,158	31,649	30,389	3.31
Avalara, Inc.	^	(2)(3)(14)	Diversified Financial Services	SOFR	7.25%	11.83%	10/19/2022	10/19/2028	22,500	21,898	21,752	2.37
Barnes & Noble, Inc.	^	(2)(3)(11)(15)	Retail	SOFR	8.31%	12.73%	8/7/2019	12/20/2026	27,848	27,073	26,771	2.92
BlueCat Networks, Inc. (Canada)	^	(2)(3)(7)(14)	High Tech Industries	SOFR	4.00%, 2.00% PIK	10.46%	8/8/2022	8/8/2028	3,198	3,126	3,092	0.34
BMS Holdings III Corp.	^	(2)(3)(14)	Construction & Building	LIBOR	5.50%	10.23%	9/30/2019	9/30/2026	4,832	4,688	4,658	0.51
Bradyifs Holdings, LLC	^*	(2)(3)(14)(15)	Wholesale	SOFR	6.25%	10.83%	2/21/2020	11/22/2025	12,884	12,650	12,720	1.39
Bubbles Bidco S.P.A. (Italy)	^	(2)(7)(14)	Consumer Goods: Non-Durable	LIBOR	9.25% (100% PIK)	11.38%	10/20/2021	10/20/2028	€5,189	5,815	5,505	0.60
Bubbles Bidco S.P.A. (Italy)	^	(2)(7)(14)	Consumer Goods: Non-Durable	LIBOR	6.25%	8.38%	10/20/2021	10/20/2028	€—	—	(40)	—

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Celerion Buyer, Inc.	^*	(2)(3)(14)	Healthcare & Pharmaceuticals	SOFR	6.50%	10.64%	11/3/2022	11/3/2029	$3,152	$3,056	$3,054	0.33%
Chartis Holding, LLC	^*	(2)(3)(14)	Business Services	LIBOR	5.00%	9.77%	5/1/2019	5/1/2025	687	679	680	0.07
Chemical Computing Group ULC (Canada)	^*	(2)(3)(7)(14) (15)	Software	SOFR	4.50%	8.57%	8/30/2018	8/30/2024	462	461	455	0.05
CircusTrix Holdings, LLC	^*	(2)(3)	Leisure Products & Services	LIBOR	5.50%	9.88%	2/2/2018	1/16/2024	10,555	10,542	10,476	1.14
CircusTrix Holdings, LLC	^	(2)(3)	Leisure Products & Services	LIBOR	5.50%	9.88%	1/8/2021	7/16/2023	557	500	557	0.06
Comar Holding Company, LLC	^*	(2)(3)(14)	Containers, Packaging & Glass	LIBOR	5.75%	10.47%	6/18/2018	6/18/2024	27,638	27,461	26,671	2.91
Cority Software Inc. (Canada)	^*	(2)(3)(7)(14)	Software	SOFR	5.50%	9.17%	7/2/2019	7/2/2026	10,409	10,266	10,277	1.12
Cority Software Inc. (Canada)	^	(2)(3)(7)	Software	SOFR	7.50%	11.06%	9/3/2020	7/2/2026	1,860	1,823	1,848	0.20
CPI Intermediate Holdings, Inc.	^*	(2)(3)(14)	Telecommunications	SOFR	5.50%	9.68%	10/6/2022	10/6/2029	3,872	3,790	3,776	0.41
CST Holding Company	^*	(2)(3)(14)(15)	Consumer Goods: Non-Durable	SOFR	6.75%	10.97%	11/1/2022	11/1/2028	5,031	4,871	4,868	0.53
DCA Investment Holding LLC	^*	(2)(3)(14)	Healthcare & Pharmaceuticals	SOFR	6.41%	10.46%	3/11/2021	4/3/2028	14,288	14,137	13,523	1.47
Denali Midco 2, LLC	^	(2)(3)(14)(15)	Consumer Services	SOFR	6.50%	10.92%	9/15/2022	12/22/2027	7,696	7,411	7,317	0.80
DermaRite Industries, LLC	^*	(2)(3)(8)	Healthcare & Pharmaceuticals	LIBOR	7.00%	8.00%	3/3/2017	6/30/2023	20,767	20,202	9,261	1.01
Dermatology Associates	^	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	6.25% (100% PIK)	10.80%	5/31/2016	3/31/2023	27,548	27,548	27,523	3.00
Dermatology Associates	^	(2)(3)(8)(11)	Healthcare & Pharmaceuticals	SOFR	11.40% (100% PIK)	12.77%	5/31/2016	3/31/2023	38,724	24,963	27,526	3.00
Diligent Corporation	^	(2)(3)(14)	Telecommunications	LIBOR	6.25%	10.63%	8/4/2020	8/4/2025	659	647	630	0.07
Dwyer Instruments, Inc.	^*	(2)(3)(14)	Capital Equipment	LIBOR	6.00%	10.74%	7/21/2021	7/21/2027	3,851	3,777	3,774	0.41
Eliassen Group, LLC	^*	(2)(3)(14)	Business Services	SOFR	5.50%	10.07%	4/14/2022	4/14/2028	1,580	1,515	1,523	0.17
Ellkay, LLC	^*	(2)(3)(14)	Healthcare & Pharmaceuticals	LIBOR	6.25%	11.00%	9/14/2021	9/14/2027	14,107	13,849	13,540	1.48
Emergency Communications Network, LLC	^*	(2)(3)	Telecommunications	SOFR	2.50%, 5.25% PIK	11.84%	6/1/2017	6/1/2024	26,559	26,522	22,753	2.48
EPS Nass Parent, Inc.	^	(2)(3)(14)	Utilities: Electric	LIBOR	5.75%	10.48%	4/19/2021	4/19/2028	922	906	877	0.10
EvolveIP, LLC	^*	(2)(3)(14)(15)	Telecommunications	SOFR	5.50%	10.09%	11/26/2019	6/7/2025	5,556	5,554	5,447	0.59
Excel Fitness Holdings, Inc.	^*	(2)(3)(14)(15)	Leisure Products & Services	SOFR	5.25%	10.25%	4/29/2022	4/29/2029	6,671	6,541	6,344	0.69
Excelitas Technologies Corp.	^	(2)(3)(14)(15)	Capital Equipment	SOFR	5.75%	10.12%	8/12/2022	8/12/2029	3,174	3,107	3,046	0.33
Excelitas Technologies Corp.	^	(2)	Capital Equipment	EURIBOR	5.75%	7.55%	8/12/2022	8/12/2029	€1,275	1,284	1,317	0.14

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
FPG Intermediate Holdco, LLC	^	(2)(3)(14)(15)	Consumer Services	SOFR	6.50%	10.92%	8/5/2022	3/5/2027	$427	$347	$235	0.03%
Greenhouse Software, Inc.	^	(2)(3)(14)	Software	SOFR	7.00%	11.58%	3/1/2021	9/1/2028	32,796	32,066	31,504	3.43
Guidehouse LLP	^	(2)(3)	Sovereign & Public Finance	LIBOR	6.25%	10.63%	9/30/2022	10/16/2028	80	78	78	0.01
Hadrian Acquisition Limited (United Kingdom)	^	(2)(3)(7)	Diversified Financial Services	SONIA	5.26%, 3.47% PIK	12.16%	2/28/2022	2/28/2029	£14,676	19,100	17,343	1.89
Hadrian Acquisition Limited (United Kingdom)	^	(2)(3)(7)(14)	Diversified Financial Services	SONIA	5.00%, 2.75% PIK	11.18%	2/28/2022	2/28/2029	£3,580	4,094	4,171	0.45
Harbour Benefit Holdings, Inc.	^*	(2)(3)(14)	Business Services	LIBOR	5.25%	9.95%	12/13/2017	12/13/2024	3,000	2,977	2,963	0.32
Heartland Home Services, Inc.	^*	(2)(3)(14)	Consumer Services	LIBOR	5.75%	10.10%	2/10/2022	12/15/2026	9,538	9,414	9,275	1.01
Heartland Home Services, Inc.	^*	(2)(3)(14)	Consumer Services	LIBOR	6.00%	10.38%	12/15/2020	12/15/2026	7,189	7,125	7,114	0.78
Hercules Borrower LLC	^*	(2)(3)(14)	Environmental Industries	LIBOR	6.50%	10.67%	12/14/2020	12/14/2026	18,497	18,097	17,818	1.94
Higginbotham Insurance Agency, Inc.	^	(2)(3)	Diversified Financial Services	LIBOR	5.25%	9.63%	11/25/2020	11/25/2026	451	446	441	0.05
Hoosier Intermediate, LLC	^*	(2)(3)(14)	Healthcare & Pharmaceuticals	LIBOR	5.50%	10.11%	11/15/2021	11/15/2028	10,709	10,497	10,037	1.09
HS Spa Holdings Inc.	^	(2)(3)(14)	Consumer Services	SOFR	5.75%	10.45%	6/2/2022	6/2/2029	8,605	8,422	8,336	0.91
iCIMS, Inc.	^	(2)(3)(14)	Software	SOFR	7.25%	11.52%	8/18/2022	8/18/2028	25,540	25,075	24,272	2.65
Infront Luxembourg Finance S.À R.L. (Luxembourg)	^	(2)(7)	Leisure Products & Services	LIBOR	9.00%	10.95%	5/28/2021	5/28/2027	€8,250	9,804	8,677	0.95
Integrity Marketing Acquisition, LLC	^	(2)(3)	Diversified Financial Services	LIBOR	6.02%	10.57%	12/3/2021	8/27/2025	429	425	414	0.05
IQN Holding Corp.	^	(2)(3)(14)	Business Services	SOFR	5.25%	9.64%	5/2/2022	5/2/2029	6,823	6,749	6,699	0.73
Jeg's Automotive, LLC	^*	(2)(3)(14)	Automotive	LIBOR	6.00%	10.75%	12/22/2021	12/22/2027	20,624	20,200	19,131	2.09
K2 Insurance Services, LLC	^*	(2)(3)(14)	Diversified Financial Services	LIBOR	5.00%	9.73%	7/3/2019	7/1/2026	3,330	3,283	3,288	0.36
Kaseya, Inc.	^	(2)(3)(14)	High Tech Industries	SOFR	5.75%	10.33%	6/23/2022	6/23/2029	35,453	34,726	34,323	3.74
Lifelong Learner Holdings, LLC	^*	(2)(3)(14)	Business Services	LIBOR	5.75%	10.16%	10/18/2019	10/18/2026	25,965	25,657	24,347	2.65
LinQuest Corporation	*	(2)(3)	Aerospace & Defense	LIBOR	5.75%	9.10%	7/28/2021	7/28/2028	9,875	9,710	8,927	0.97
Liqui-Box Holdings, Inc.	^	(2)(3)(14)	Containers, Packaging & Glass	LIBOR	4.50%	8.35%	6/3/2019	6/3/2024	2,034	2,025	2,034	0.22
LVF Holdings, Inc.	^*	(2)(3)(14)	Beverage & Food	LIBOR	6.25%	10.98%	6/10/2021	6/10/2027	41,295	40,564	38,735	4.22
Material Holdings, LLC	^*	(2)(3)(14)	Business Services	SOFR	6.00%	10.67%	8/19/2021	8/19/2027	8,082	7,944	7,655	0.83
Maverick Acquisition, Inc.	^*	(2)(3)	Aerospace & Defense	LIBOR	6.25%	10.98%	6/1/2021	6/1/2027	35,622	35,069	29,595	3.24
Medical Manufacturing Technologies, LLC	^*	(2)(3)(14)(15)	Healthcare & Pharmaceuticals	SOFR	5.50%	10.18%	12/23/2021	12/23/2027	28,900	28,368	28,308	3.09
NEFCO Holding Company LLC	^*	(2)(3)(14)(15)	Construction & Building	SOFR	6.50%	10.95%	8/5/2022	8/5/2028	5,525	5,389	5,385	0.59

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
NMI AcquisitionCo, Inc.	^*	(2)(3)(14)	High Tech Industries	LIBOR	5.75%	10.13%	9/6/2017	9/6/2025	$39,913	$39,860	$38,845	4.23%
North Haven Fairway Buyer, LLC	^*	(2)(3)(14)	Consumer Services	SOFR	6.50%	11.08%	5/17/2022	5/17/2028	22,970	22,530	22,535	2.46
North Haven Stallone Buyer, LLC	^	(2)(3)(14)	Consumer Services	SOFR	5.75%	10.34%	10/11/2022	5/24/2027	—	(4)	(4)	—
Oak Purchaser, Inc.	^	(2)(3)(14)	Business Services	SOFR	5.50%	9.48%	4/28/2022	4/28/2028	5,851	5,779	5,663	0.62
Performance Health Holdings, Inc.	*	(2)(3)	Healthcare & Pharmaceuticals	LIBOR	6.00%	10.73%	7/12/2021	7/12/2027	6,444	6,342	6,276	0.68
PF Atlantic Holdco 2, LLC	^	(2)(3)(14)	Leisure Products & Services	LIBOR	5.50%	10.25%	11/12/2021	11/12/2027	4,170	3,932	3,918	0.43
PF Growth Partners, LLC	*	(2)(3)	Leisure Products & Services	LIBOR	5.00%	9.48%	7/1/2019	7/11/2025	7,957	7,901	7,902	0.86
PPT Management Holdings, LLC	^	(2)(3)(8)(14)	Healthcare & Pharmaceuticals	LIBOR	8.50% (100% PIK)	9.50%	12/15/2016	1/31/2023	29,446	29,437	21,145	2.30
Project Castle, Inc.	*	(2)(3)	Capital Equipment	SOFR	5.50%	10.08%	6/24/2022	6/1/2029	7,481	6,742	6,013	0.67
Prophix Software Inc. (Canada)	^	(2)(3)(7)(14)	Software	LIBOR	6.50%	10.67%	2/1/2021	2/1/2026	10,963	10,771	10,963	1.19
PXO Holdings I Corp.	^*	(2)(3)(14)(15)	Chemicals, Plastics & Rubber	SOFR	5.50%	9.05%	3/8/2022	3/8/2028	17,068	16,728	16,715	1.82
QNNECT, LLC	^*	(2)(3)(14)	Aerospace & Defense	SOFR	7.00%	11.11%	11/2/2022	11/2/2029	5,281	5,085	5,081	0.55
Quantic Electronics, LLC	^*	(2)(3)(14)	Aerospace & Defense	LIBOR	6.25%	10.97%	11/19/2020	11/19/2026	15,582	15,344	14,768	1.61
Quantic Electronics, LLC	^*	(2)(3)(14)	Aerospace & Defense	LIBOR	6.25%	10.95%	3/1/2021	3/1/2027	9,832	9,652	9,218	1.00
QW Holding Corporation	^*	(2)(3)	Environmental Industries	LIBOR	5.50%	9.64%	8/31/2016	8/31/2026	32,276	32,232	31,718	3.46
Radwell Parent, LLC	^	(2)(3)(14)(15)	Wholesale	SOFR	6.75%	11.33%	12/1/2022	4/1/2029	18,605	18,011	18,005	1.96
Regency Entertainment, Inc.	^	(2)(3)	Media: Diversified & Production	LIBOR	6.75%	11.13%	5/22/2020	10/22/2025	20,000	19,765	19,760	2.15
Riveron Acquisition Holdings, Inc.	*	(2)(3)	Diversified Financial Services	LIBOR	5.75%	10.48%	5/22/2019	5/22/2025	1,676	1,648	1,676	0.18
RSC Acquisition, Inc.	^	(2)(3)(14)(15)	Diversified Financial Services	SOFR	5.50%	9.83%	11/1/2019	11/1/2026	11,010	10,886	10,447	1.14
Sapphire Convention, Inc.	^	(2)(3)(14)	Telecommunications	LIBOR	5.25%	9.80%	11/20/2018	11/20/2025	28,051	27,773	27,341	2.98
SCP Eye Care HoldCo, LLC	^	(2)(3)(14)(15)	Healthcare & Pharmaceuticals	SOFR	5.75%	9.47%	10/7/2022	10/7/2029	122	117	118	0.01
Smarsh Inc.	^	(2)(3)(14)	Software	SOFR	6.50%	11.29%	2/18/2022	2/18/2029	7,347	7,192	6,987	0.76
SPay, Inc.	^*	(2)(3)	Leisure Products & Services	LIBOR	5.75%, 3.50% PIK	13.73%	6/15/2018	6/17/2024	24,292	24,176	21,332	2.33
Speedstar Holding, LLC	^*	(2)(3)	Automotive	LIBOR	7.00%	11.73%	1/22/2021	1/22/2027	26,694	26,305	26,510	2.89
Spotless Brands, LLC	^*	(2)(3)(14)(15)	Consumer Services	SOFR	6.50%	10.80%	6/21/2022	7/25/2028	33,832	33,179	32,779	3.57
Tank Holding Corp.	^*	(2)(3)(14)(15)	Capital Equipment	SOFR	5.75%	10.16%	3/31/2022	3/31/2028	18,067	17,718	17,552	1.91

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **		Amortized Cost (4)	Fair Value (5)	% of Net Assets
TCFI Aevex LLC	^*	(2)(3)	Aerospace & Defense	LIBOR	6.00%	10.38%	3/18/2020	3/18/2026		$11,047	$10,927	$10,096	1.10%
The Carlstar Group LLC	^*	(2)(3)(14)(15)	Automotive	SOFR	6.50%	10.92%	7/8/2022	7/8/2027		14,446	14,087	14,210	1.55
TIBCO Software Inc.	*	(2)(3)	High Tech Industries	SOFR	4.50%	9.18%	9/30/2022	3/31/2029		15,000	13,681	13,369	1.46
Trader Corporation (Canada)	^	(2)(3)(7)(14)	Automotive	CDOR	6.75%	11.61%	12/22/2022	12/22/2029	C$	12,081	8,643	8,686	0.95
Trafigura Trading LLC	^	(2)(3)(13)(14)(15)	Metals & Mining	SOFR	8.35%	12.89%	7/26/2021	1/13/2023		8,250	8,076	8,185	0.89
Tufin Software North America, Inc.	^	(2)(3)(14)(15)	Software	SOFR	7.69%	12.01%	8/17/2022	8/17/2028		27,040	26,502	26,162	2.85
Turbo Buyer, Inc.	^	(2)(3)(14)	Automotive	LIBOR	6.00%	11.15%	12/2/2019	12/2/2025		1,714	1,628	1,609	0.18
U.S. Legal Support, Inc.	^*	(2)(3)(14)(15)	Business Services	SOFR	5.75%	10.33%	11/30/2018	11/30/2024		15,844	15,692	15,504	1.69
Unifrutti Financing PLC (Cyprus)	^	(7)	Beverage & Food	FIXED	7.50%, 1.00% PIK	8.50%	9/15/2019	9/15/2026		€4,611	4,935	4,998	0.55
Unifrutti Financing PLC (Cyprus)	^	(7)	Beverage & Food	FIXED	11.00% (100% PIK)	11.00%	10/22/2020	9/15/2026		€843	953	961	0.10
US INFRA SVCS Buyer, LLC	^	(2)(3)	Environmental Industries	LIBOR	6.50%, 0.25% PIK	11.47%	4/13/2020	4/13/2026		9,083	8,977	8,619	0.94
USALCO, LLC	*	(2)(3)	Chemicals, Plastics & Rubber	LIBOR	6.00%	10.73%	10/19/2021	10/19/2027		990	973	941	0.10
USR Parent Inc.	^	(2)(3)	Retail	SOFR	7.60%	11.72%	4/22/2022	4/25/2027		4,222	4,185	4,025	0.44
Westfall Technik, Inc.	^*	(2)(3)	Chemicals, Plastics & Rubber	SOFR	6.25%	10.83%	9/13/2018	9/13/2024		21,502	21,396	21,046	2.29
Westfall Technik, Inc.	^	(2)(3)	Chemicals, Plastics & Rubber	SOFR	6.25%	10.79%	7/1/2021	9/13/2024		4,957	4,881	4,852	0.53
Wineshipping.com LLC	^*	(2)(3)(14)	Beverage & Food	LIBOR	5.75%	10.15%	10/29/2021	10/29/2027		4,668	4,539	4,051	0.44
Yellowstone Buyer Acquisition, LLC	^	(2)(3)	Consumer Goods: Durable	LIBOR	5.75%	10.07%	9/13/2021	9/13/2027		444	437	427	0.05
YLG Holdings, Inc.	^	(2)(3)	Consumer Services	LIBOR	5.00%	9.53%	9/30/2020	11/1/2025		1,960	1,918	1,957	0.21
First Lien Debt Total											$1,371,717	$1,314,595	143.29%

Second Lien Debt (13.3% of fair value)
11852604 Canada Inc. (Canada)	^	(2)(3)(7)	Healthcare & Pharmaceuticals	LIBOR	9.50% (100% PIK)	13.70%	9/30/2021	9/30/2028		$7,587	$7,452	$7,398	0.81%
AI Convoy S.A.R.L (United Kingdom)	^	(2)(3)(7)	Aerospace & Defense	LIBOR	8.25%	12.92%	1/17/2020	1/17/2028		24,814	24,416	25,558	2.80
Aimbridge Acquisition Co., Inc.	^	(2)	Leisure Products & Services	LIBOR	7.50%	11.62%	2/1/2019	2/1/2027		9,241	9,142	8,353	0.91

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
AP Plastics Acquisition Holdings, LLC	^	(2)(3)	Chemicals, Plastics & Rubber	LIBOR	7.50%	11.85%	8/10/2021	8/10/2029	$33,680	$32,871	$32,320	3.52%
AQA Acquisition Holdings, Inc.	^*	(2)(3)	High Tech Industries	LIBOR	7.50%	12.23%	3/3/2021	3/3/2029	35,000	34,275	33,312	3.63
Blackbird Purchaser, Inc.	^	(2)(3)(14)	Capital Equipment	LIBOR	7.50%	11.88%	12/14/2021	4/8/2027	13,791	13,486	12,736	1.39
Brave Parent Holdings, Inc.	^*	(2)	Software	LIBOR	7.50%	11.88%	10/3/2018	4/19/2026	18,197	17,973	17,504	1.91
Drilling Info Holdings, Inc.	^	(2)	Energy: Oil & Gas	LIBOR	8.25%	12.64%	2/11/2020	7/30/2026	18,600	18,283	18,740	2.04
Jazz Acquisition, Inc.	^	(2)	Aerospace & Defense	LIBOR	8.00%	12.38%	6/13/2019	6/18/2027	23,450	23,227	21,875	2.38
Outcomes Group Holdings, Inc.	^*	(2)	Business Services	LIBOR	7.50%	12.23%	10/23/2018	10/26/2026	1,731	1,728	1,690	0.18
PAI Holdco, Inc.	^	(2)(3)	Automotive	LIBOR	5.50%, 2.00% PIK	11.91%	10/28/2020	10/28/2028	14,089	13,771	13,874	1.51
Peraton Corp.	^*	(2)(3)	Aerospace & Defense	LIBOR	7.75%	12.09%	2/24/2021	2/1/2029	11,941	11,790	11,550	1.26
Quartz Holding Company	^*	(2)	Software	LIBOR	8.00%	12.38%	4/2/2019	4/2/2027	7,048	6,963	6,764	0.74
Stonegate Pub Company Bidco Limited (United Kingdom)	^	(2)(7)	Beverage & Food	SONIA	8.50%	11.74%	3/12/2020	3/12/2028	£20,000	24,831	22,281	2.43
TruGreen Limited Partnership	^	(2)(3)	Consumer Services	LIBOR	8.50%	13.43%	11/16/2020	11/2/2028	13,000	12,791	11,120	1.21
World 50, Inc.	^	(9)	Business Services	FIXED	11.50%	11.50%	1/10/2020	1/9/2027	18,552	18,267	17,628	1.92
Second Lien Debt Total										$271,266	$262,703	28.63%

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (4.8% of fair value)
ANLG Holdings, LLC	^	(6)	Capital Equipment	6/22/2018	592	$592	$675	0.07%
Appriss Health, LLC	^	(6)	Healthcare & Pharmaceuticals	5/6/2021	5	5,002	4,821	0.53
Atlas Ontario LP (Canada)	^	(6)(7)	Business Services	4/7/2021	5,114	5,114	5,114	0.56
Avenu Holdings, LLC	^	(6)	Sovereign & Public Finance	9/28/2018	172	104	545	0.06
Blackbird Holdco, Inc.	^	(6)	Capital Equipment	12/14/2021	11	10,809	10,210	1.11
Buckeye Parent, LLC	^	(6)	Automotive	12/22/2021	885	885	576	0.06
Chartis Holding, LLC	^	(6)	Business Services	5/1/2019	433	428	595	0.07
CIP Revolution Holdings, LLC	^	(6)	Media: Advertising, Printing & Publishing	8/19/2016	318	318	257	0.03
Cority Software Inc. (Canada)	^	(6)(7)	Software	7/2/2019	250	250	641	0.07
Derm Growth Partners III, LLC	^	(6)	Healthcare & Pharmaceuticals	5/31/2016	1,000	1,000	—	—
Diligent Corporation	^	(6)	Telecommunications	4/5/2021	12	11,509	10,960	1.19
ECP Parent, LLC	^	(6)	Healthcare & Pharmaceuticals	3/29/2018	268	—	290	0.03
GB Vino Parent, L.P.	^	(6)	Beverage & Food	10/29/2021	4	351	249	0.03
Integrity Marketing Group, LLC	^	(6)	Diversified Financial Services	12/21/2021	16,705	16,472	16,597	1.81
K2 Insurance Services, LLC	^	(6)	Diversified Financial Services	7/3/2019	433	306	867	0.09

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost		Fair Value (5)	% of Net Assets
Legacy.com, Inc.	^	(6)	High Tech Industries	3/20/2017	1,500		$1,500	$1,079	0.12%
NearU Holdings LLC	^	(6)	Consumer Services	8/16/2022	25		2,470	2,470	0.27
NEFCO Holding Company LLC	^	(6)	Construction & Building	8/5/2022	1		628	628	0.07
North Haven Goldfinch Topco, LLC	^	(6)	Containers, Packaging & Glass	6/18/2018	2,315		2,315	1,300	0.14
Pascal Ultimate Holdings, L.P	^	(6)	Capital Equipment	7/21/2021	36		364	850	0.09
Picard Parent, Inc.	^	(6)	High Tech Industries	9/30/2022	9		8,520	8,520	0.93
Profile Holdings I, LP	^	(6)	Chemicals, Plastics & Rubber	3/8/2022	5		523	673	0.07
Sinch AB (Sweden)	^	(6)(7)	High Tech Industries	3/26/2019	104	kr	1,168	382	0.04
Tailwind HMT Holdings Corp.	^	(6)	Energy: Oil & Gas	11/17/2017	22		1,558	1,454	0.16
Talon MidCo 1 Limited	^	(6)	Software	8/17/2022	145,631		1,456	1,611	0.18
Tank Holding Corp.	^	(6)	Capital Equipment	3/26/2019	850		—	2,687	0.29
Titan DI Preferred Holdings, Inc.	^	(6)	Energy: Oil & Gas	2/11/2020	14,666		14,439	14,263	1.55
Turbo Buyer, Inc.	^	(6)	Automotive	12/2/2019	1,925		933	2,307	0.25
U.S. Legal Support Investment Holdings, LLC	^	(6)	Business Services	11/30/2018	641		641	551	0.06
Unifrutti Financing PLC (Cyprus)	^	(6)(7)	Beverage & Food	10/22/2020	1		€531	702	0.08
Unifrutti Financing PLC (Cyprus)	^	(6)(7)	Beverage & Food	10/22/2020	—		€133	306	0.03
W50 Parent LLC	^	(6)	Business Services	1/10/2020	500		190	698	0.08
Zenith American Holding, Inc.	^	(6)	Business Services	12/13/2017	1,565		760	1,312	0.14
Equity Investments Total							$91,269	$94,190	10.27%
Total investments—non-controlled/non-affiliated							$1,734,252	$1,671,488	182.19%

Investments—non-controlled/affiliated		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (2.3% of fair value)
Direct Travel, Inc.	^*	(2)(3)(12)(15)	Leisure Products & Services	SOFR	8.50%	13.23%	10/14/2016	10/1/2025	$43,520	$42,012	$42,636	4.65%
Direct Travel, Inc.	^	(2)(3)(12)(14)(15)	Leisure Products & Services	SOFR	6.00%	9.79%	10/1/2020	10/1/2025	2,731	2,614	2,731	0.30
First Lien Debt Total										$44,626	$45,367	4.95%

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in thousands)

Investments—non-controlled/affiliated		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (0.0% of fair value)
Direct Travel, Inc.	^	(6)(12)	Leisure Products & Services	10/1/2020	43	$—	$—	—%
Equity Investments Total					43	$—	$—	—%
Total investments—non-controlled/affiliated						$44,626	$45,367	4.95%

First Lien Debt Total	0	0	0	#DIV/0!

Investments—controlled/affiliated		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par Amount/ LLC Interest	Cost	Fair Value (5)	% of Net Assets

Investment Funds (13.3% of fair value)
Middle Market Credit Fund II, LLC, Member's Interest	^	(7)(10)	Investment Funds			13.00%	11/3/2020	12/31/2030	$78,122	$78,096	$72,957	7.96%
Middle Market Credit Fund, LLC, Subordinated Loan and Member's Interest	^	(7)(10)	Investment Funds			10.40%	2/29/2016	12/31/2024	193,000	193,001	190,065	20.72
Middle Market Credit Fund, Mezzanine Loan		(2)(7)(9)(10)	Investment Funds	LIBOR	9.00%	13.77%	6/30/2016	5/21/2023	—	—	—	—
Investment Funds Total										$271,097	$263,022	28.67%
Total investments—controlled/affiliated										$271,097	$263,022	28.67%
Total investments										$2,049,975	$1,979,877	215.81%
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
** Par amount is denominated in USD ("$") unless otherwise noted, as denominated in Euro (“€”) or British Pound (“£”)
(1)Unless otherwise indicated, issuers of debt and equity investments held by the Company are domiciled in the United States. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of December 31, 2022, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2022, the Company is not an “affiliated person” of any of these portfolio companies. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”), the Secured Overnight Financing Rate (“SOFR”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2022. As of December 31, 2022, the reference rates for variable rate loans were the 30-day LIBOR at 4.39%, the 90-day LIBOR at 4.77%, the 180-day LIBOR at 5.14%, the 30-day SOFR at 4.36%, and the 90-day SOFR at 4.59%.
(3)Loan includes interest rate floor feature, which is generally 1.00%.
(4)Amortized cost represents original cost, including origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion/amortization of discounts/premiums, as applicable, on debt investments using the effective interest method.

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in thousands)
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
(6)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2022, the aggregate fair value of these securities is $94,190, or 10.27% of the Company’s net assets.
(7)The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(8)Loan was on non-accrual status as of December 31, 2022.
(9)Represents a corporate mezzanine loan, which is subordinated to senior secured term loans of the portfolio company/investment fund.
(10)Under the Investment Company Act, the Company is deemed to be an “affiliated person” of and “control” this investment fund because the Company owns more than 25% of the investment fund’s outstanding voting securities and/or has the power to exercise control over management or policies of such investment fund. See Notes 5, Middle Market Credit Fund, LLC and 6. Middle Market Credit Fund II, LLC, for more details. Transactions related to investments in controlled affiliates for the year ended December 31, 2022, were as follows:

Investments—controlled/affiliated	Fair Value as of December 31, 2021	Additions/Purchases	Reductions/Sales/ Paydowns	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of December 31, 2022	Dividend and Interest Income
Middle Market Credit Fund, LLC, Subordinated Loan and Member’s Interest	$184,141	$—	$—	$—	$5,924	$190,065	$20,500
Middle Market Credit Fund, LLC, Mezzanine Loan	—	—	—	—	—	—	—
Middle Market Credit Fund II, LLC, Member’s Interest	77,958	—	—	—	(5,001)	72,957	10,348
Total investments—controlled/affiliated	$262,099	$—	$—	$—	$923	$263,022	$30,848

Investments—controlled/affiliated	Fair Value as of December 31, 2021	Additions/Purchases	Reductions/Sales/ Paydowns	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of December 31, 2022	Dividend and Interest Income
SolAero Technologies Corp. (Priority Term Loan)	$2,251	$—	$(2,240)	$—	$(11)	$—	$8
SolAero Technologies Corp. (A1 Term Loan)	2,850	—	(3,166)	—	316	—	1,031
SolAero Technologies Corp. (A2 Term Loan)	7,835	—	(8,707)	—	872	—	2,834
Solaero Technology Corp. (Equity)	—	—	(4,830)	2,015	2,815	—	—
Total investments—controlled/affiliated	$12,936	$—	$(18,943)	$2,015	$3,992	$—	$3,873
(11)In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company is entitled to receive additional interest as a result of an agreement among lenders, which has been included in the spread of each applicable investment. Pursuant to the agreement among lenders in respect of this loan, this investment represents a first lien/last out loan, which has a secondary priority behind the first lien/first out loan with respect to principal, interest and other payments.
(12)Under the Investment Company Act, the Company is deemed an “affiliated person” of this portfolio because the Company owns 5% or more of the portfolio company’s outstanding voting securities. Transactions related the portfolio company during the year ended December 31, 2022 were as follows:

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in thousands)

Investments—non-controlled/affiliated	Fair Value as of December 31, 2021	Additions/Purchases	Reductions/Sales/ Paydowns	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of December 31, 2022	Dividend and Interest Income
Direct Travel, Inc.	$27,555	$7,330	$(1,177)	$—	$8,928	$42,636	$9,864
Direct Travel, Inc.	2,731	11	—	—	(11)	2,731	232
Direct Travel, Inc. (Equity)	—	—	—	—	—	—	—
Total investments—non-controlled/affiliated	$30,286	$7,341	$(1,177)	$—	$8,917	$45,367	$10,096
(13)The investment is secured by receivables purchased from the portfolio company, with an implied discount of 12.10%. The investment was made via a tranched participation arrangement between the purchaser of such receivables and the Company. The investment has a secondary priority behind the rights of such purchaser.
(14)As of December 31, 2022, the Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
First and Second Lien Debt—unfunded delayed draw and revolving term loans commitments
ADPD Holdings, LLC	Delayed Draw	0.50%	$1,083	$(27)
ADPD Holdings, LLC	Revolver	0.50	621	(15)
ADPD Holdings, LLC	Delayed Draw	0.50	299	(7)
ADPD Holdings, LLC	Delayed Draw	0.50	1,951	(48)
Advanced Web Technologies Holding Company	Revolver	0.50	854	(9)
Advanced Web Technologies Holding Company	Delayed Draw	1.00	1,602	(16)
Airnov, Inc.	Revolver	0.50	688	(4)
Alpine Acquisition Corp II	Revolver	0.50	3,447	(128)
American Physician Partners, LLC	Delayed Draw	1.00	1,596	(32)
Analogic Corporation	Revolver	0.50	19	—
Applied Technical Services, LLC	Revolver	0.50	37	—
Appriss Health, LLC	Revolver	0.50	2,963	(114)
Apptio, Inc.	Revolver	0.50	947	—
Ascend Buyer, LLC	Revolver	0.50	1,284	(23)
Associations, Inc.	Revolver	0.50	723	(21)
Atlas AU Bidco Pty Ltd (Australia)	Revolver	0.50	268	(8)
Avalara, Inc.	Revolver	0.50	2,250	(68)
Blackbird Purchaser, Inc.	Delayed Draw	1.00	4,597	(264)
BlueCat Networks, Inc. (Canada)	Delayed Draw	0.50	240	(7)
BlueCat Networks, Inc. (Canada)	Delayed Draw	0.50	405	(11)
BMS Holdings III Corp.	Delayed Draw	2.65	4,844	(87)
Bradyifs Holdings, LLC	Revolver	0.50	739	(7)
Bradyifs Holdings, LLC	Delayed Draw	1.00	2,634	(27)
Bubbles Bidco S.P.A. (Italy)	Delayed Draw	2.80	€873	—
Bubbles Bidco S.P.A. (Italy)	Revolver	—	€537	—

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
Celerion Buyer, Inc.	Revolver	0.50%	$249	$(6)
Celerion Buyer, Inc.	Delayed Draw	1.00	499	(12)
Chartis Holding, LLC	Revolver	0.50	217	(1)
Chemical Computing Group ULC (Canada)	Revolver	0.50	29	—
Comar Holding Company, LLC	Revolver	0.50	1,467	(49)
Cority Software Inc. (Canada)	Revolver	0.50	3,000	(29)
CPI Intermediate Holdings, Inc.	Delayed Draw	—	927	(19)
CST Holding Company	Revolver	0.50	423	(13)
DCA Investment Holding LLC	Delayed Draw	1.00	169	(9)
Denali Midco 2, LLC	Delayed Draw	1.00	2,286	(87)
Diligent Corporation	Revolver	0.50	33	(1)
Direct Travel, Inc.	Delayed Draw	0.50	1,657	—
Dwyer Instruments, Inc.	Revolver	0.50	994	(15)
Dwyer Instruments, Inc.	Delayed Draw	1.00	161	(2)
Eliassen Group, LLC	Delayed Draw	1.00	3,310	(38)
Ellkay, LLC	Revolver	0.50	1,786	(64)
EPS Nass Parent, Inc.	Revolver	0.50	30	(1)
EPS Nass Parent, Inc.	Delayed Draw	1.00	37	(2)
EvolveIP, LLC	Revolver	0.50	655	(12)
Excel Fitness Holdings, Inc.	Revolver	0.50	438	(20)
Excelitas Technologies Corp.	Revolver	0.50	160	(6)
Excelitas Technologies Corp.	Delayed Draw	0.50	152	(6)
FPG Intermediate Holdco, LLC	Delayed Draw	1.00	3,973	(174)
Greenhouse Software, Inc.	Revolver	0.50	1,471	(54)
Greenhouse Software, Inc.	Revolver	0.50	733	(27)
Hadrian Acquisition Limited (United Kingdom)	Delayed Draw	2.33	£2,086	(39)
Harbour Benefit Holdings, Inc.	Revolver	0.50	3,180	(19)
Heartland Home Services, Inc.	Delayed Draw	0.75	5,469	(96)
Heartland Home Services, Inc.	Revolver	0.50	619	(6)
Hercules Borrower LLC	Revolver	0.50	1,929	(64)
Hoosier Intermediate, LLC	Revolver	0.50	1,600	(87)
HS Spa Holdings Inc.	Revolver	0.50	1,235	(34)
iCIMS, Inc.	Revolver	0.50	2,432	(89)
iCIMS, Inc.	Delayed Draw	—	6,784	(247)
IQN Holding Corp.	Delayed Draw	1.00	696	(11)
IQN Holding Corp.	Revolver	0.50	489	(8)

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
Jeg's Automotive, LLC	Delayed Draw	1.00%	$4,167	$(251)
K2 Insurance Services, LLC	Revolver	0.50	1,120	(11)
Kaseya, Inc.	Revolver	0.50	2,054	(60)
Kaseya, Inc.	Delayed Draw	0.50	1,146	(33)
Lifelong Learner Holdings, LLC	Revolver	0.50	2	—
Liqui-Box Holdings, Inc.	Revolver	0.50	596	—
LVF Holdings, Inc.	Revolver	0.50	992	(54)
LVF Holdings, Inc.	Delayed Draw	1.00	4,670	(254)
Material Holdings, LLC	Delayed Draw	—	977	(44)
Material Holdings, LLC	Revolver	1.00	499	(22)
Medical Manufacturing Technologies, LLC	Revolver	0.50	1,446	(27)
Medical Manufacturing Technologies, LLC	Delayed Draw	1.00	826	(16)
NEFCO Holding Company LLC	Delayed Draw	1.00	380	(7)
NEFCO Holding Company LLC	Delayed Draw	1.00	553	(11)
NEFCO Holding Company LLC	Revolver	0.50	763	(15)
NMI AcquisitionCo, Inc.	Revolver	0.50	1,280	(33)
North Haven Fairway Buyer, LLC	Revolver	0.50	1,154	(21)
North Haven Stallone Buyer, LLC	Delayed Draw	1.00	200	(4)
Oak Purchaser, Inc.	Delayed Draw	0.50	1,623	(38)
Oak Purchaser, Inc.	Revolver	0.50	584	(14)
PF Atlantic Holdco 2, LLC	Delayed Draw	1.00	7,448	(130)
PF Atlantic Holdco 2, LLC	Revolver	0.50	2,759	(48)
PPT Management Holdings, LLC	Revolver	0.50	587	(162)
Prophix Software Inc. (Canada)	Revolver	0.50	1,993	—
PXO Holdings I Corp.	Delayed Draw	1.00	885	(16)
PXO Holdings I Corp.	Revolver	0.50	1,315	(24)
QNNECT, LLC	Delayed Draw	1.00	1,386	(42)
Quantic Electronics, LLC	Revolver	0.50	276	(14)
Quantic Electronics, LLC	Delayed Draw	1.00	2,126	(109)
Radwell Parent, LLC	Revolver	0.38	1,395	(42)
RSC Acquisition, Inc.	Revolver	0.50	462	(21)
RSC Acquisition, Inc.	Delayed Draw	1.00	950	(43)
Sapphire Convention, Inc.	Revolver	0.50	4,188	(92)
SCP Eye Care HoldCo, LLC	Revolver	0.50	17	—
SCP Eye Care HoldCo, LLC	Delayed Draw	1.00	39	(1)
Smarsh Inc.	Revolver	0.50	408	(17)

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount		Fair Value
Smarsh Inc.	Delayed Draw	1.00%		$816	$(34)
Spotless Brands, LLC	Revolver	0.50		1,096	(33)
Tank Holding Corp.	Revolver	0.38		1,379	(37)
The Carlstar Group LLC	Revolver	0.50		3,657	(48)
Trader Corporation (Canada)	Revolver	0.50	C$	906	(31)
Trafigura Trading LLC	Revolver	0.50		388	(3)
Tufin Software North America, Inc.	Revolver	0.50		1,339	(41)
Tufin Software North America, Inc.	Delayed Draw	—		115	(4)
Turbo Buyer, Inc.	Delayed Draw	1.00		2,967	(53)
Turbo Buyer, Inc.	Revolver	0.50		1,217	(22)
U.S. Legal Support, Inc.	Delayed Draw	0.50		2,032	(37)
U.S. Legal Support, Inc.	Revolver	0.50		735	(13)
Wineshipping.com LLC	Delayed Draw	1.00		1,609	(127)
Wineshipping.com LLC	Revolver	0.50		1,509	(120)
Total unfunded commitments				$158,206	$(4,549)

(15) Loans include a credit spread adjustment that ranges from 0.10% to 0.26%.

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in thousands)
As of December 31, 2022, investments at fair value consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$1,416,343	$1,359,962	68.6%
Second Lien Debt	271,266	262,703	13.3
Equity Investments	91,269	94,190	4.8
Investment Funds	271,097	263,022	13.3
Total	$2,049,975	$1,979,877	100.0%
The rate type of debt investments at fair value as of December 31, 2022 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value of First and Second Lien Debt
Floating Rate	$1,663,454	$1,599,078	98.5%
Fixed Rate	24,155	23,587	1.5
Total	$1,687,609	$1,622,665	100.0%

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in thousands)
The industry composition of investments at fair value as of December 31, 2022 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$145,220	$136,668	6.9%
Automotive	86,452	86,903	4.4
Beverage & Food	76,837	72,283	3.6
Business Services	95,138	93,620	4.7
Capital Equipment	60,328	61,262	3.1
Chemicals, Plastics & Rubber	77,372	76,547	3.9
Construction & Building	23,459	23,122	1.2
Consumer Goods: Durable	437	427	—
Consumer Goods: Non-Durable	10,686	10,333	0.5
Consumer Services	115,254	112,705	5.7
Containers, Packaging & Glass	46,300	44,558	2.2
Diversified Financial Services	78,558	76,996	3.9
Energy: Oil & Gas	34,280	34,457	1.7
Environmental Industries	59,306	58,155	2.9
Healthcare & Pharmaceuticals	259,077	234,876	11.9
High Tech Industries	139,652	135,718	6.9
Investment Funds	271,097	263,022	13.3
Leisure Products & Services	117,164	112,926	5.7
Media: Advertising, Printing & Publishing	318	257	—
Media: Diversified & Production	19,765	19,760	1.0
Metals & Mining	8,076	8,185	0.4
Retail	31,258	30,796	1.6
Software	178,991	175,981	8.9
Sovereign & Public Finance	182	623	—
Telecommunications	75,795	70,907	3.6
Transportation: Cargo	7,406	7,188	0.4
Utilities: Electric	906	877	—
Wholesale	30,661	30,725	1.6
Total	$2,049,975	$1,979,877	100.0%

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in thousands)
The geographical composition of investments at fair value as of December 31, 2022 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Australia	$2,796	$2,796	0.1%
Canada	47,906	48,474	2.4
Cyprus	6,552	6,967	0.4
Italy	5,815	5,465	0.3
Luxembourg	41,453	39,066	2.0
Sweden	1,168	382	—
United Kingdom	72,441	69,353	3.5
United States	1,871,844	1,807,374	91.3
Total	$2,049,975	$1,979,877	100.0%

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

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2021
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Comar Holding Company, LLC	^*	(2)(3)(14)	Containers, Packaging & Glass	LIBOR	5.75%	6.75%	6/18/2018	6/18/2024	$26,443	$26,152	$25,855	2.73%
Cority Software Inc. (Canada)	^*	(2)(3)(7)(14)	Software	LIBOR	5.00%	6.00%	7/2/2019	7/2/2026	10,515	10,334	10,510	1.11
Cority Software Inc. (Canada)	^	(2)(3)(7)	Software	LIBOR	7.00%	8.00%	9/3/2020	7/2/2026	1,879	1,833	1,900	0.20
DCA Investment Holding, LLC	^*	(2)(3)(14)	Healthcare & Pharmaceuticals	LIBOR	6.25%	7.00%	3/11/2021	3/12/2027	10,841	10,680	10,777	1.14
Derm Growth Partners III, LLC	^	(2)(3)(8)	Healthcare & Pharmaceuticals	LIBOR	6.25%	7.25%	5/31/2016	5/31/2022	55,808	50,996	37,471	3.95
DermaRite Industries, LLC	^*	(2)(3)(14)	Healthcare & Pharmaceuticals	LIBOR	7.00%	8.00%	3/3/2017	3/3/2022	19,558	19,546	15,961	1.68
Designer Brands Inc.	^	(2)(3)(7)	Retail	LIBOR	8.50%	9.75%	8/7/2020	8/7/2025	17,046	16,718	16,846	1.78
Diligent Corporation	^	(2)(3)(14)	Telecommunications	LIBOR	6.25%	7.25%	8/4/2020	8/4/2025	603	588	615	0.06
DTI Holdco, Inc.	^	(2)(3)	High Tech Industries	LIBOR	4.75%	5.75%	12/18/2018	9/30/2023	1,934	1,883	1,907	0.20
Dwyer Instruments, Inc	^*	(2)(3)(14)	Capital Equipment	LIBOR	5.50%	6.25%	7/21/2021	7/21/2027	2,463	2,383	2,452	0.26
Ellkay, LLC	^	(2)(3)(14)	Healthcare & Pharmaceuticals	LIBOR	5.75%	6.75%	9/14/2021	9/14/2027	14,249	13,943	13,923	1.47
Emergency Communications Network, LLC	^*	(2)(3)	Telecommunications	LIBOR	2.63%, 5.13% PIK	8.75%	6/1/2017	6/1/2023	25,261	25,201	21,814	2.30
EPS Nass Parent, Inc.	^	(2)(3)(14)	Utilities: Electric	LIBOR	5.75%	6.75%	4/19/2021	4/19/2028	887	869	878	0.09
Ethos Veterinary Health LLC	^	(2)(3)	Consumer Services	LIBOR	4.75%	4.85%	5/17/2019	5/15/2026	2,586	2,569	2,586	0.27
EvolveIP, LLC	^*	(2)(3)(14)	Telecommunications	LIBOR	5.50%	6.50%	11/26/2019	6/7/2025	5,468	5,461	5,436	0.57
Frontline Technologies Holdings, LLC	^*	(2)(3)	Software	LIBOR	5.25%	6.25%	9/18/2017	9/18/2023	3,068	3,056	3,068	0.32
Greenhouse Software, Inc.	^	(2)(3)(14)	Software	LIBOR	6.50%	7.50%	3/1/2021	3/1/2027	15,196	14,858	14,870	1.57
Harbour Benefit Holdings, Inc.	^*	(2)(3)(14)	Business Services	LIBOR	5.25%	6.25%	12/13/2017	12/13/2024	9,451	9,377	9,336	0.98
Heartland Home Services, Inc	^*	(2)(3)(14)	Consumer Services	LIBOR	6.00%	7.00%	12/15/2020	12/15/2026	7,314	7,169	7,371	0.78
Hercules Borrower LLC	^*	(2)(3)(14)	Environmental Industries	LIBOR	6.50%	7.50%	12/14/2020	12/14/2026	18,453	17,987	18,865	1.99
Higginbotham Insurance Agency, Inc.	^	(2)(3)	Banking, Finance, Insurance & Real Estate	LIBOR	5.50%	6.25%	11/25/2020	11/25/2026	4,978	4,916	4,978	0.52
Hoosier Intermediate, LLC	^*	(2)(3)(14)	Healthcare & Pharmaceuticals	LIBOR	5.50%	6.50%	11/15/2021	11/15/2028	16,479	16,108	16,101	1.70
iCIMS, Inc.	^	(2)(3)	Software	LIBOR	6.50%	7.50%	9/12/2018	9/12/2024	1,671	1,652	1,670	0.18
Individual FoodService Holdings, LLC	^*	(2)(3)(14)	Wholesale	LIBOR	6.25%	7.25%	2/21/2020	11/22/2025	8,129	7,958	8,143	0.86
Infront Luxembourg Finance S.À R.L. (Luxembourg)	^	(2)(3)(7)	Hotel, Gaming & Leisure	LIBOR	9.00%	9.00%	5/28/2021	5/28/2027	€8,250	9,777	9,134	0.96
Integrity Marketing Acquisition, LLC	*	(2)(3)	Banking, Finance, Insurance & Real Estate	LIBOR	5.75%	6.75%	1/15/2020	8/27/2025	4,920	4,864	4,896	0.52
Integrity Marketing Acquisition, LLC	^	(2)(3)(14)	Banking, Finance, Insurance & Real Estate	LIBOR	5.50%	6.25%	12/3/2021	8/27/2025	—	(75)	(51)	(0.01)

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

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2021
(dollar amounts in thousands)

Investments—controlled/affiliated		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (0.7% of fair value)
SolAero Technologies Corp. (A1 Term Loan)	^	(2)(3)(8)(10)	Telecommunications	LIBOR	8.00% (100% PIK)	9.00%	4/12/2019	10/12/2022	$3,166	$3,166	$2,850	0.30%
SolAero Technologies Corp. (A2 Term Loan)	^	(2)(3)(8)(10)	Telecommunications	LIBOR	8.00% (100% PIK)	9.00%	4/12/2019	10/12/2022	8,707	8,707	7,835	0.83
SolAero Technologies Corp. (Priority Facilities)	^	(2)(3)(10)(14)	Telecommunications	LIBOR	6.00%	7.00%	4/12/2019	10/12/2022	2,251	2,240	2,251	0.24
First Lien Debt Total										$14,113	$12,936	1.36%

Investments—controlled/affiliated		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (0.0% of fair value)
SolAero Technologies Corp. (Equity)	^	(6)(10)	Telecommunications	4/12/2019	3	$2,815	$—	—%
Equity Investments Total						$2,815	$—	—%

Investments—controlled/affiliated		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par Amount/ LLC Interest	Cost	Fair Value (7)	% of Net Assets

Investment Funds (13.7% of fair value)
Middle Market Credit Fund II, LLC, Member's Interest	^	(7)(10)	Investment Funds	N/A		—%	11/3/2020	12/31/2030	$78,122	$78,096	$77,958	8.22%
Middle Market Credit Fund, LLC, Subordinated Loan and Member's Interest	^	(7)(10)	Investment Funds	N/A		—%	2/29/2016	12/31/2024	193,000	193,000	184,141	19.41
Middle Market Credit Fund, Mezzanine Loan	^	(2)(7)(9)(10)	Investment Funds	LIBOR	9.00%	9.210%	6/30/2016	5/21/2022	—	—	—	—
Investment Funds Total										$271,096	$262,099	27.62%
Total investments—controlled/affiliated										$288,024	$275,035	29.00%
Total investments										$1,957,553	$1,913,052	201.63%
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
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2021. As of December 31, 2021, the reference rates for variable rate loans were the 30-day LIBOR at 0.10%, the 90-day LIBOR at 0.22% and the 180-day LIBOR at 0.33%.
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
(11)In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company is entitled to receive additional interest as a result of an agreement among lenders, which has been included in the spread of each applicable investment. Pursuant to the agreement among lenders in respect of this loan, this investment represents a first lien/last out loan, which has a secondary priority behind the first lien/first out loan with respect to principal, interest and other payments.

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

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2021
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
DermaRite Industries, LLC	Revolver	0.50%	$579	$(103)
Diligent Corporation	Delayed Draw	1.00	110	2
Diligent Corporation	Revolver	0.50	47	1
Direct Travel, Inc.	Delayed Draw	0.50	1,657	—
Dwyer Instruments, Inc	Delayed Draw	1.00	1,003	(3)
Dwyer Instruments, Inc	Revolver	0.50	411	(1)
Ellkay, LLC	Revolver	0.50	1,786	(36)
EPS Nass Parent, Inc.	Delayed Draw	1.00	85	(1)
EPS Nass Parent, Inc.	Revolver	0.50	25	—
EvolveIP, LLC	Revolver	0.50	798	(4)
Greenhouse Software, Inc.	Revolver	0.50	1,471	(29)
Harbour Benefit Holdings, Inc.	Revolver	0.50	2,120	(21)
Heartland Home Services, Inc	Delayed Draw	1.00	6,902	27
Heartland Home Services, Inc	Revolver	0.50	598	2
Hercules Borrower LLC	Revolver	0.50	2,160	43
Hoosier Intermediate, LLC	Revolver	0.50	2,400	(48)
Individual FoodService Holdings, LLC	Delayed Draw	1.00	48	—
Individual Foodservice Holdings, LLC	Delayed Draw	1.00	890	3
Individual FoodService Holdings, LLC	Delayed Draw	1.00	188	—
Individual FoodService Holdings, LLC	Revolver	0.50	706	—
Integrity Marketing Acquisition, LLC	Delayed Draw	—	5,000	(51)
Jeg's Automotive, LLC	Delayed Draw	1.00	6,667	(133)
Jeg's Automotive, LLC	Revolver	0.50	3,333	(67)
K2 Insurance Services, LLC	Revolver	0.50	1,120	(2)
Kaseya, Inc.	Delayed Draw	1.00	585	(3)
Kaseya, Inc.	Revolver	0.50	1,543	(9)
Lifelong Learner Holdings, LLC	Revolver	0.50	2	—
Liqui-Box Holdings, Inc.	Revolver	0.50	1,140	(113)
LVF Holdings, Inc.	Delayed Draw	1.00	4,670	(116)
LVF Holdings, Inc.	Revolver	0.50	1,459	(36)
Material Holdings, LLC	Delayed Draw	—	1,916	(21)
Material Holdings, LLC	Revolver	1.00	806	(9)
Maverick Acquisition, Inc.	Delayed Draw	1.00	4,679	(101)
Maverick Acquisition, Inc.	Delayed Draw	1.00	1,290	(28)
Medical Manufacturing Technologies, LLC	Delayed Draw	1.00	8,264	(165)
Medical Manufacturing Technologies, LLC	Revolver	0.50	1,859	(37)
MMIT Holdings, LLC	Revolver	0.50	857	(17)

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2021
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
National Technical Systems, Inc.	Revolver	0.50%	$835	$—
NMI AcquisitionCo, Inc.	Revolver	0.50	1,280	(16)
PF Atlantic HoldCo 2, LLC	Delayed Draw	0.75	9,517	(190)
PF Atlantic HoldCo 2, LLC	Revolver	0.50	2,759	(55)
Prophix Software Inc. (Canada)	Revolver	0.50	1,993	20
Quantic Electronics, LLC	Revolver	0.50	557	(7)
Quantic Electronics, LLC	Delayed Draw	1.00	3,164	(41)
Quantic Electronics, LLC	Revolver	0.50	824	(11)
RSC Acquisition, Inc.	Delayed Draw	0.50	2,435	9
RSC Acquisition, Inc.	Revolver	0.50	215	1
Sapphire Convention, Inc.	Revolver	0.50	2,561	(345)
SolAero Technologies Corp. (Priority Facilities)	Revolver	0.50	984	—
SolAero Technologies Corp. (Priority Facilities)	Revolver	0.50	1,084	—
Speedstar Holding, LLC	Delayed Draw	1.00	3,775	38
Superior Health Linens, LLC	Revolver	0.50	417	—
TCFI Aevex LLC	Delayed Draw	1.00	1,835	(263)
TCFI Aevex LLC	Delayed Draw	1.00	214	(31)
The Leaders Romans Bidco Limited (United Kingdom)	Delayed Draw	1.60	£1,902	399
Trafigura Trading LLC	Revolver	0.50	7,762	(133)
Turbo Buyer, Inc.	Revolver	0.50	1,217	(24)
US INFRA SVCS Buyer, LLC	Delayed Draw	1.00	22,234	(527)
US INFRA SVCS Buyer, LLC	Revolver	0.50	263	(6)
USLS Acquisition, Inc.	Revolver	0.50	1,135	(12)
Wineshipping.com LLC	Delayed Draw	1.00	1,986	(39)
Wineshipping.com LLC	Revolver	0.50	1,430	(28)
Total unfunded commitments			$180,498	$(2,660)

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
As of December 31, 2022
(dollar amounts in thousands, except per share data)

1. ORGANIZATION
Carlyle Secured Lending, Inc. (together with its consolidated subsidiaries, “CSL” or the “Company”) is a Maryland corporation formed on February 8, 2012, and structured as an externally managed, non-diversified closed-end investment company. The Company is managed by its investment adviser, Carlyle Global Credit Investment Management L.L.C. (“CGCIM” or “Investment Adviser”), a wholly owned subsidiary of The Carlyle Group Inc. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). In addition, the Company has elected to be treated, and intends to continue to comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (together with the rules and regulations promulgated thereunder, the “Code”).
The Company’s investment objective is to generate current income and, to a lesser extent, capital appreciation primarily through assembling a portfolio of secured debt investments in U.S. middle market companies. The Company's core investment strategy focuses on lending to U.S. middle market companies, which the Company defines as companies with approximately $25 million to $100 million of earnings before interest, taxes, depreciation and amortization (“EBITDA”), supported by financial sponsors. The Company invests primarily through direct origination of secured debt instruments, including first lien senior secured loans (which may include stand-alone first lien loans, first lien/last out loans and “unitranche” loans) and second lien senior secured loans (collectively, “Middle Market Senior Loans”), with a minority of its assets invested in higher yielding investments (which may include unsecured debt, subordinated debt and investments in equities). The Middle Market Senior Loans are generally made to private U.S. middle market companies that are, in many cases, controlled by private equity firms.
The Company invests primarily in loans to middle market companies whose debt has been rated below investment grade, or would likely be rated below investment grade if it was rated. These securities, which are often referred to as “junk,” have predominately speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal.
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
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash consist of demand deposits and highly liquid investments (e.g., money market funds, U.S. treasury notes) with original maturities of three months or less. Cash equivalents are carried at amortized cost, which approximates fair value. The Company’s cash, cash equivalents and restricted cash are held with one large financial institution and cash held in such financial institution may, at times, exceed the Federal Deposit Insurance Corporation insured limit. As of December 31, 2022 and 2021, the Company had restricted cash balances of $14,412 and $70,081, respectively, which represent amounts that are collected by trustees who have been appointed as custodians of the assets securing certain of the Company's financing transactions, and held for payment of interest expense and principal on the outstanding borrowings, or reinvestment into new assets.
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
The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK income represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. As of December 31, 2022 and 2021, the fair value of the loans in the portfolio with PIK provisions was $176,773 and $243,220, respectively. For the years ended December 31, 2022, 2021 and 2020, the Company earned $23,067, $9,346, and $5,476 in PIK income, respectively. In 2022, the Company began presenting PIK income as a separate financial statement line item in the accompanying Consolidated Statements of Operations, which had previously been included in interest income. Prior periods have been conformed to the current presentation.
In 2021, the Company separately presented interest receivable from non-controlled/non-affiliated investments, interest receivable from non-controlled/affiliated investments, and interest and dividend receivable from controlled/affiliated investments on the Consolidated Statements of Assets and Liabilities. In 2022, the amounts are presented collectively on the Consolidated Statements of Assets and Liabilities as interest and dividend receivable. There was no change to total net assets as a result of these reclassifications. Prior periods have been conformed to the current presentation.

Dividend Income
Dividend income from each investment fund, Credit Fund and Credit Fund II, and other investments funds, if any, is recorded on the record date for the investment fund to the extent that such amounts are payable by the investment fund and are expected to be collected.
Other Income
Other income may include income such as consent, waiver, amendment, unused, underwriting, arranger and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive fees for guaranteeing the outstanding debt of a portfolio company. Such fees are amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in other assets in the accompanying Consolidated Statements of Assets and Liabilities. For the years ended December 31, 2022, 2021 and 2020, the Company earned $7,583, $6,397 and $10,974, respectively, in other income, primarily from amendment, underwriting, and prepayment fees.
Non-Accrual Income
Loans are generally placed on non-accrual status when principal or interest payments are past due or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are current or there is no longer any reasonable doubt that such principal or interest will be collected in full and, in management’s judgment, are likely to remain current. Management may determine not to place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2022 and 2021, the fair value of the loans in the portfolio on non-accrual status was $57,932 and $76,551, respectively. The remaining first and second lien debt investments were performing and current on their interest payments as of December 31, 2022 and 2021.
Credit Facility, Senior Notes, 2015-1R Notes – Related Costs, Expenses and Deferred Financing Costs
The Company entered into a senior secured revolving credit facility (as amended, the “Credit Facility,” and the SPV entered into a senior secured credit facility (together with the Credit Facility, the “Facilities”), the latter of which was terminated on December 11, 2020. Interest expense and unused commitment fees on the Credit Facility are recorded on an accrual basis. Unused commitment fees are included in interest expense and credit facility fees in the accompanying Consolidated Statements of Operations.
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
Deferred financing costs include capitalized expenses related to the closing or amendments of the Credit Facility. Amortization of deferred financing costs for the Credit Facility is computed on the straight-line basis over its term. The unamortized balance of such costs is included in prepaid expenses and other assets in the accompanying Consolidated Statements of Assets and Liabilities. The amortization of such costs is included in interest expense and credit facility fees in the accompanying Consolidated Statements of Operations.
Debt issuance costs include capitalized expenses including structuring and arrangement fees related to the offering of the 2015-1R Notes and Senior Notes. Amortization of debt issuance costs for the notes is computed on the effective yield method over the term of the notes. The unamortized balance of such costs is presented as a direct deduction to the carrying amount of the notes in the accompanying Consolidated Statements of Assets and Liabilities. The amortization of such costs is included in interest expense and credit facility fees in the accompanying Consolidated Statements of Operations.
In 2021, the Company separately presented secured borrowings, 2015-1R Notes payable, and Senior Notes on the Consolidated Statements of Assets and Liabilities. In 2022, the amounts are presented collectively in the accompanying Consolidated Statements of Assets and Liabilities as debt and secured borrowings. There was no change to total net assets as a result of these reclassifications. Prior periods have been conformed to the current presentation.

In 2021, the Company separately presented deferred financing costs on the Consolidated Statements of Assets and Liabilities and credit facility fees on the Consolidated Statements of Operations. In 2022, these amounts are presented as a component of prepaid expenses and other assets and interest expense and credit facility fees on their respective statements. Prior periods have been conformed to the current presentation.
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
In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. The Company intends to make sufficient distributions each taxable year to satisfy the excise distribution requirements as reasonable.
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely than not” to be sustained by the applicable tax authority. The SPV and the 2015-1 Issuer are disregarded entities for tax purposes and are consolidated with the tax return of the Company. All penalties and interest associated with income taxes, if any, are included in income tax expense. For the years ended December 31, 2022, 2021 and 2020, the Company incurred $1,829, $782 and $573, respectively, in excise tax expense.

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

Prior to July 5, 2017, the Company had an “opt in” dividend reinvestment plan. Effective on July 5, 2017, the Company converted the “opt in” dividend reinvestment plan to an “opt out” dividend reinvestment plan that provides for reinvestment of dividends and other distributions on behalf of the common stockholders, other than those common stockholders who have “opted out” of the plan. As a result of adopting the plan, if the Board of Directors authorizes, and the Company declares, a cash dividend or distribution, the common stockholders who have not elected to “opt out” of the dividend reinvestment plan will have their cash dividends or distributions automatically reinvested in additional shares of the Company’s common stock, rather than receiving cash. Each registered stockholder may elect to have such stockholder’s dividends and distributions distributed in cash rather than participate in the plan. For any registered stockholder that does not so elect, distributions on such stockholder’s shares will be reinvested by State Street Bank and Trust Company, the Company’s plan administrator, in additional shares. The number of shares to be issued to the stockholder will be determined based on the total dollar amount of the cash distribution payable, net of applicable withholding taxes. The Company intends to use primarily newly issued shares to implement the plan so long as the market value per share is equal to or greater than the NAV per share on the relevant valuation date. If the market value per share is less than the NAV per share on the relevant valuation date, the plan administrator would implement the plan through the purchase of common stock on behalf of participants in the open market, unless the Company instructs the plan administrator otherwise.

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
Recent Accounting Standards Updates
In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848),” which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848), which expanded the scope of Topic 848 to include derivative instruments impacted by discounting transition. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848), which defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. The expedients and exceptions provided by the amendments do not apply to contract modifications and hedging relationships entered into or evaluated after December 31, 2022, except for hedging transactions as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The Company is currently evaluating the impact of the adoption of ASU 2020-04, 2021-01 and 2022-06 on its consolidated financial statements. The Company does not expect this guidance to impact its consolidated financial statements.
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
Securities/instruments that are illiquid or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of the Investment Adviser, does not represent fair value shall each be valued as of the measurement date using all techniques appropriate under the circumstances and for which sufficient data is available. These valuation techniques may vary by investment and include comparable public market valuations, comparable precedent transaction valuations and/or discounted cash flow analyses. The process generally used to determine the applicable value is as follows: (i) the value of each portfolio company or investment is initially reviewed by the investment professionals responsible for such portfolio company or investment and, for non-traded investments, a standardized template designed to approximate fair market value based on observable market inputs, updated credit statistics and unobservable inputs is used to determine a preliminary value, which is also reviewed alongside consensus pricing, where available; (ii) preliminary valuation conclusions are documented and reviewed by a valuation committee comprised of members of senior management; (iii) the Board of Directors engages a third-party valuation firm to provide positive assurance on portions of the Middle Market Senior Loans and equity investments portfolio each quarter (such that each non-traded investment other than Credit Fund is reviewed by a third-party valuation firm at least once on a rolling twelve month basis) including a review of management’s preliminary valuation and conclusion on fair value; (iv) if applicable, prior to September 8, 2022, the Audit Committee of the Board of Directors (the “Audit Committee”) reviewed the assessments of the Investment Adviser and the third-party valuation firm; and (v) if applicable, prior to September 8, 2022, the Board of Directors discusses the valuation recommendations of the Audit Committee and determines the fair value of each investment in the portfolio in good faith based on the input of the Investment Adviser and, where applicable, the third-party valuation firm.
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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of December 31, 2022, 2021 and 2020.
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
Transfers between levels, if any, are recognized at the beginning of the year in which the transfers occur. For the years ended December 31, 2022 and 2021, there were no transfers between levels.
The following tables summarize the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of December 31, 2022 and 2021:

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$1,359,962	$1,359,962
Second Lien Debt	—	—	262,703	262,703
Equity Investments	—	—	94,190	94,190
Investment Fund
Mezzanine Loan	—	—	—	—
Subordinated Loan and Member's Interest	—	—	190,065	190,065
Subtotal	$—	$—	$1,906,920	$1,906,920
Investments measured at net asset value(1)				$72,957
Total				$1,979,877

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$1,232,084	$1,232,084
Second Lien Debt	—	—	341,776	341,776
Equity Investments	—	—	77,093	77,093
Investment Fund
Mezzanine Loan	—	—	—	—
Subordinated Loan and Member's Interest	—	—	184,141	184,141
Subtotal	$—	$—	$1,835,094	$1,835,094
Investments measured at net asset value(1)				$77,958
Total				$1,913,052

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

The changes in the Company’s investments at fair value for which the Company has used Level 3 inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level 3 investments still held are as follows:

	Financial Assets
	For the year ended December 31, 2022
	First Lien Debt	Second Lien Debt	Equity Investments	Investment Fund - Mezzanine Loan	Investment Fund - Subordinated Loan and Member's Interest	Total
Balance, beginning of year	$1,232,084	$341,776	$77,093	$—	$184,141	$1,835,094
Purchases	639,337	1,284	20,165	—	—	660,786
Sales	(216,259)	(23,703)	(5,094)	—	—	(245,056)
Paydowns	(289,855)	(43,325)	(1,083)	—	—	(334,263)
Accretion of discount	8,701	1,088	201	—	—	9,990
Net realized gains (losses)	2,626	(5,615)	3,954	—	—	965
Net change in unrealized appreciation (depreciation)	(16,672)	(8,802)	(1,046)	—	5,924	(20,596)
Balance, end of year	$1,359,962	$262,703	$94,190	$—	$190,065	$1,906,920
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held at the reporting date included in net change in unrealized appreciation (depreciation) on investments on the Consolidated Statements of Operations	$(12,385)	$(8,680)	$(2,534)	$—	$5,924	$(17,675)

	Financial Assets
	For the year ended December 31, 2021
	First Lien Debt	Second Lien Debt	Equity Investments	Investment Fund - Mezzanine Loan	Investment Fund - Subordinated Loan	Total
Balance, beginning of year	$1,224,063	$284,523	$33,877	—	205,891	$1,748,354
Purchases	669,737	134,170	47,513	—	—	851,420
Sales	(322,486)	(22,123)	(23,338)	—	—	(367,947)
Paydowns	(383,954)	(69,770)	(585)	—	(23,000)	(477,309)
Accretion of discount	7,928	1,424	31	—	—	9,383
Net realized gains (losses)	2,413	(125)	16,750	—	—	19,038
Net change in unrealized appreciation (depreciation)	34,383	13,677	2,845	—	1,250	52,155
Balance, end of year	$1,232,084	$341,776	$77,093	$—	$184,141	$1,835,094
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held at the reporting date included in net change in unrealized appreciation (depreciation) on investments on the Consolidated Statements of Operations	$28,184	$13,657	$4,539	$—	$1,250	$47,630

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
The following tables summarize the quantitative information related to the significant unobservable inputs for Level 3 instruments which are carried at fair value as of December 31, 2022 and 2021:

	Fair Value as	Valuation Techniques	Significant Unobservable Inputs	Range		Weighted Average
	of December 31, 2022			Low	High
Investments in First Lien Debt	$1,157,414	Discounted Cash Flow	Discount Rate	4.84%	17.96%	9.09%
	74,457	Consensus Pricing	Indicative Quotes	97.00	100.00	97.95
	128,091	Income Approach	Discount Rate	9.03%	19.31%	13.34%
		Market Approach	Comparable Multiple	5.21x	10.51x	9.81x
Total First Lien Debt	1,359,962
Investments in Second Lien Debt	262,703	Discounted Cash Flow	Discount Rate	8.96%	13.33%	10.12%
Total Second Lien Debt	262,703
Investments in Equity	94,190	Income Approach	Discount Rate	7.22%	12.69%	9.89%
		Market Approach	Comparable Multiple	8.40x	17.24x	10.41x
Total Equity Investments	94,190
Investments in Credit Fund
Mezzanine Loan	—	Collateral Analysis	Recovery Rate	—%	—%	—%
Subordinated Loan and Member's Interest	190,065	Discounted Cash Flow	Discount Rate	10.25%	10.25%	10.25%
		Discounted Cash Flow	Default Rate	3.00%	3.00%	3.00%
		Discounted Cash Flow	Recovery Rate	65.00%	65.00%	65.00%
Total Investments in Credit Fund	190,065
Total Level 3 Investments	$1,906,920

	Fair Value as	Valuation Techniques	Significant Unobservable Inputs	Range		Weighted Average
	of December 31, 2021			Low	High
Investments in First Lien Debt	$981,627	Discounted Cash Flow	Discount Rate	3.90%	14.21%	7.70%
	185,432	Consensus Pricing	Indicative Quotes	90.00	100.00	97.69
	65,025	Income Approach	Discount Rate	11.55%	13.18%	12.24%
		Market Approach	Comparable Multiple	6.68x	8.16x	7.53x
Total First Lien Debt	1,232,084
Investments in Second Lien Debt	299,664	Discounted Cash Flow	Discount Rate	7.11%	15.83%	9.46%
	42,112	Consensus Pricing	Indicative Quotes	97.25	98.00	97.49
Total Second Lien Debt	341,776
Investments in Equities	77,093	Income Approach	Discount Rate	7.22%	11.55%	8.38%
		Market Approach	Comparable Multiple	8.16x	16.43x	11.26x
Total Equity Investments	77,093
Investments in Investment Fund
Mezzanine Loan	—	Collateral Analysis	Recovery Rate	—%	—%	—%
Subordinated Loan	184,141	Discounted Cash Flow	Discount Rate	8.50%	8.50%	8.50%
		Discounted Cash Flow	Default Rate	3.00%	3.00%	3.00%
		Discounted Cash Flow	Recovery Rate	65.00%	65.00%	65.00%
Total Investment Fund	184,141
Total Level 3 Investments	$1,835,094
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
Financial instruments disclosed but not carried at fair value
The following table presents the carrying value and fair value of the Company’s secured borrowings and senior unsecured notes disclosed but not carried at fair value as of December 31, 2022 and 2021:

	December 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured borrowings	$440,441	$440,441	$407,655	$407,655
2019 Notes	115,000	105,496	115,000	117,300
2020 Notes	75,000	69,180	75,000	75,530
Total	$630,441	$615,117	$597,655	$600,485
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
The following table represents the carrying values (before debt issuance costs) and fair values of the Company’s 2015-1R Notes disclosed but not carried at fair value as of December 31, 2022 and 2021:

	December 31, 2022		December 31, 2021
2015-1R Notes	Carrying Value	Fair Value	Carrying Value	Fair Value
Aaa/AAA Class A-1-1-R Notes	$234,800	$232,170	$234,800	$234,941
Aaa/AAA Class A-1-2-R Notes	50,000	49,655	50,000	50,075
Aaa/AAA Class A-1-3-R Notes	25,000	24,013	25,000	24,680
AA Class A-2-R Notes	66,000	63,802	66,000	66,003
A Class B Notes	46,400	44,465	46,400	46,430
BBB- Class C Notes	27,000	25,920	27,000	26,714
Total	$449,200	$440,025	$449,200	$448,843
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
4. RELATED PARTY TRANSACTIONS
Investment Advisory Agreement
On April 3, 2013, the Company’s Board of Directors, including a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the Investment Company Act (the “Independent Directors”), approved an investment advisory agreement (the “Original Investment Advisory Agreement”) between the Company and the Investment Adviser in accordance with, and on the basis of an evaluation satisfactory to such directors as required by, Section 15(c) of the Investment Company Act. The Original Investment Advisory Agreement was amended on September 15, 2017 and August 6, 2018 after receipt of requisite Board and stockholders' approvals, as applicable (as amended, the “Investment Advisory Agreement”). Unless terminated earlier, the Investment Advisory Agreement renews automatically for successive annual periods, provided that such continuance is specifically approved at least annually by the vote of the Board of Directors and by the vote of a majority of the Independent Directors. On May 9, 2022, the Company's Board of Directors, including a majority of the Independent Directors, approved at an in-person meeting the continuance of the Company’s Investment Advisory Agreement with the Adviser for an additional one year term. The Investment Advisory Agreement will automatically terminate in the event of an assignment and may be terminated by either party without penalty upon at least 60 days’ written notice to the other party. Subject to the overall supervision of the Board of Directors, the Adviser provides investment advisory services to the Company. For providing these services, the Adviser receives fees from the Company consisting of two components—a base management fee and an incentive fee.
The Base Management Fee is calculated at an annual rate of 1.50% of the average value of the Company’s gross assets at the end of the two most recently completed fiscal quarters; provided, however, the Base Management Fee is calculated at an annual rate of 1.00% of the Company’s gross assets as of the end of the two most recently completed calendar quarters that exceeds the product of (A) 200% and (B) the average value of the Company’s net asset value at the end of the two most recently completed calendar quarters. “Gross assets” is determined on a consolidated basis in accordance with generally accepted accounting principles in the United States, includes assets acquired through the incurrence of debt (see Note 7, Borrowings, and Note 8, Notes Payable), and excludes cash and any temporary investments in cash-equivalents. For purposes of this calculation, cash and cash equivalent includes U.S. government securities and other high-quality investment grade debt investments that mature in 12 months or less from the date of investment. The Base Management Fee is payable quarterly in arrears, will be appropriately adjusted for any share issuances or repurchases during such the applicable fiscal quarters, and will be appropriately pro-rated for any partial month or quarter.

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
Below is a summary of the base management fees and incentive fees incurred during the years ended December 31, 2022, 2021 and 2020.

	For the years ended December 31,
	2022	2021	2020
Base management fees	$28,803	$28,343	$28,648
Incentive fees on pre-incentive fee net investment income	21,414	17,680	18,555
Realized capital gains incentive fees	—	—	—
Accrued capital gains incentive fees	—	—	—
Total capital gains incentive fees	—	—	—
Total incentive fees	21,414	17,680	18,555
Total base management fees and incentive fees	$50,217	$46,023	$47,203

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

As of December 31, 2022 and 2021, $12,681 and $11,819, respectively, was included in base management and incentive fees payable in the accompanying Consolidated Statements of Assets and Liabilities.

On April 3, 2013, the Investment Adviser entered into a personnel agreement with The Carlyle Group Employee Co., L.L.C. (“Carlyle Employee Co.”), an affiliate of the Investment Adviser, pursuant to which Carlyle Employee Co. provides the Investment Adviser with access to investment professionals.
Administration Agreement
On April 3, 2013, the Company’s Board of Directors approved the Administration Agreement (the “Administration Agreement”) between the Company and the Administrator. Pursuant to the Administration Agreement, the Administrator provides services and receives reimbursements equal to an amount that reimburses the Administrator for its costs and expenses and the Company’s allocable portion of overhead incurred by the Administrator in performing its obligations under the Administration Agreement, including the Company’s allocable portion of the compensation paid to or compensatory distributions received by the Company’s officers (including the Chief Financial Officer, Chief Compliance Officer and Treasurer) and respective staff who provide services to the Company, operations staff who provide services to the Company, and any internal audit staff, to the extent internal audit performs a role in the Company’s Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), internal control assessment. Reimbursement under the Administration Agreement occurs quarterly in arrears.
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
For the years ended December 31, 2022, 2021 and 2020, the Company incurred $1,636, $1,338 and $679, respectively, in fees under the Administrative Agreement, which were included in administrative service fees in the accompanying Consolidated Statements of Operations. As of December 31, 2022 and 2021, $1,711 and $482, respectively, was unpaid and included in administrative service fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
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
For the years ended December 31, 2022, 2021 and 2020, fees incurred in connection with the State Street Sub-Administration Agreement, which amounted to $807, $684 and $659, respectively, were included in other general and administrative in the accompanying Consolidated Statements of Operations. As of December 31, 2022 and 2021, $298 and

$682, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.
License Agreement
The Company has entered into a royalty free license agreement with CIM, which wholly owns the Investment Adviser and is a wholly owned subsidiary of Carlyle, pursuant to which CIM has granted the Company a non-exclusive, revocable and non-transferable license to use the name and mark “Carlyle.”
Board of Directors
The Company’s Board of Directors currently consists of seven members, four of whom are Independent Directors. The Board of Directors has established an Audit Committee, a Pricing Committee, a Nominating and Governance Committee and a Compensation Committee, the members of each of which consist entirely of the Company’s Independent Directors. The Board of Directors may establish additional committees in the future. For the years ended December 31, 2022, 2021 and 2020, the Company incurred $640, $561 and $398, respectively, in fees and expenses associated with its Independent Directors' services on the Company's Board of Directors and its committees. As of December 31, 2022, no fees or expenses associated with its Independent Directors were payable. As of December 31, 2021, $142 in fees or expenses associated with its Independent Directors were payable, and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.
Transactions with Investment Funds
During the years ended December 31, 2022, 2021 and 2020, the Company sold 8, 8 and 4 investments, respectively, to Credit Fund for proceeds of $113,509, $118,204 and $62,754, respectively, and realized gains (losses) of $(439), $1,075 and $(2,289), respectively. See Note 5, Middle Market Credit Fund, LLC, to these consolidated financial statements.
During the year ended December 31, 2022, the Company sold 10 investments to Credit Fund II for proceeds of $68,167 and realized (losses) of $(840). During the year ended December 31, 2021, the Company sold 17 investments to Credit Fund II for proceeds of $84,554 and realized gains of $468. The Company did not sell any investments to Credit Fund II during the years ended December 31, 2020. On November 3, 2020, pursuant to a contribution agreement by and between the Company and Credit Fund II, the Company contributed 45 senior secured debt investments with an aggregate principal balance of approximately $250 million to Credit Fund II in exchange for approximately 84.13% of Credit Fund II’s membership interests and gross cash proceeds of approximately $170 million. There were no subsequent transfers through December 31, 2020. See Note 6, Middle Market Credit Fund II, LLC, for further information about Credit Fund II.
Transactions with Carlyle
On May 5, 2020, the Company issued and sold 2,000,000 shares of the cumulative convertible preferred stock, par value $0.01 per share, to an affiliate of Carlyle in a private placement at a price of $25 per share (the “Preferred Stock”). See Note 10, Net Assets, for further information about the Preferred Stock.
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
Together with Credit Partners, the Company co-invests through Credit Fund. Investment opportunities for Credit Fund are sourced primarily by the Company and its affiliates. Portfolio and investment decisions with respect to Credit Fund must be unanimously approved by a quorum of Credit Fund’s investment committee consisting of an equal number of representatives of the Company and Credit Partners. Therefore, although the Company owns more than 25% of the voting securities of Credit Fund, the Company does not believe that it has control over Credit Fund (other than for purposes of the Investment Company Act). Middle Market Credit Fund SPV, LLC (the “Credit Fund Sub”), MMCF CLO 2019-2, LLC (the “2019-2 Issuer”) and MMCF Warehouse II, LLC (the “Credit Fund Warehouse II”), each a Delaware limited liability company, were formed on April 5, 2016, November 26, 2018 and August 16, 2019, respectively. Credit Fund Sub, the 2019-2 Issuer, and Credit Fund Warehouse II are wholly owned subsidiaries of Credit Fund and are consolidated in Credit Fund’s consolidated financial statements commencing from the date of their respective formations. In August 2021, the 2019-2 Notes, as defined below, were redeemed and repaid in full. Credit Fund Sub and Credit Fund Warehouse II primarily invest in first lien loans of middle market companies. Credit Fund and its wholly owned subsidiaries follow the same Internal Risk Rating System as the Company. Refer to “Debt” below in this Note 5 for discussion regarding the Credit Facility entered into and the notes issued by such wholly-owned subsidiaries.
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
Selected Financial Data
Since inception of Credit Fund and through December 31, 2022 and 2021, the Company and Credit Partners each made capital contributions of $1 and $1 in members’ equity, respectively, and $216,000 and $216,000 in subordinated loans, respectively, to Credit Fund. On May 25, 2021, the Company and Credit Partners received an aggregate return of capital on the subordinated loans of $46,000, of which the Company received $23,000. Below is certain summarized consolidated information for Credit Fund as of December 31, 2022 and 2021.

	As of December 31,
	2022	2021
ASSETS
Investments, at fair value (amortized cost of $953,467 and $940,092, respectively)	$902,720	$926,959
Cash and cash equivalents(1)	28,030	54,041
Other assets	9,681	7,698
Total assets	$940,431	$988,698
LIABILITIES AND MEMBERS’ EQUITY
Secured borrowings	$588,621	$600,651
Other liabilities	19,940	19,828
Subordinated loans and members’ equity (2)	331,870	368,219
Total liabilities and members’ equity	$940,431	$988,698
(1) As of December 31, 2022 and 2021, $14,393 and $10,816, respectively, of Credit Fund’s cash and cash equivalents was restricted.
(2) As of December 31, 2022 and 2021, the fair value of the Company's ownership interest in the subordinated loans and members' equity was $190,065 and $184,141, respectively.

	For the Years Ended December 31,
	2022	2021
Total investment income	$69,779	$68,397
Expenses
Interest and credit facility expenses	25,195	21,763
Other expenses	2,050	1,992
Total expenses	27,245	23,755
Net investment income (loss)	42,534	44,642
Net realized gain (loss) on investments	(269)	(1,440)
Net change in unrealized appreciation (depreciation) on investments	(37,614)	11,024
Net increase in members’ equity resulting from operations	$4,651	$54,226
Below is a summary of Credit Fund’s portfolio, followed by a listing of the loans in Credit Fund’s portfolio as of December 31, 2022 and 2021:

	As of December 31,
	2022	2021
Senior secured loans(1)	$955,605	$942,930
Weighted average yields of senior secured loans based on amortized cost(2)	10.0%	6.0%
Weighted average yields of senior secured loans based on fair value(2)	10.5%	6.1%
Number of portfolio companies in Credit Fund	45	45
Average amount per portfolio company(1)	$21,236	$20,954
Number of loans on non-accrual status	—	—
Percentage of portfolio at floating interest rates(3)(4)	100.0%	100.0%
Fair value of loans with PIK provisions	$49,950	$—
Percentage of portfolio with PIK provisions(4)	5.5%	—%
(1)At par/principal amount.
(2)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of December 31, 2022 and 2021. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.
(3)Floating rate debt investments are generally subject to interest rate floors.
(4)Percentages based on fair value.

Consolidated Schedule of Investments as of December 31, 2022
Investments (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
First Lien Debt (100.0% of fair value)
ACR Group Borrower, LLC	^+	(2)(3)(7)	Aerospace & Defense	LIBOR	4.50%	9.22%	3/31/2028	$36,965	$36,488	$36,015
Acrisure, LLC	+	(2)	Diversified Financial Services	LIBOR	3.50%	7.88%	2/13/2027	25,118	25,099	23,485
Alpine Acquisition Corp II	+	(2)(3)(6)	Transportation: Cargo	SOFR	5.50%	9.76%	11/30/2026	10,000	9,527	9,630
Analogic Corporation	+	(2)(3)(7)	Capital Equipment	LIBOR	5.25%	9.67%	6/22/2024	20,226	20,217	19,725
Anchor Packaging, Inc.	+	(2)	Containers, Packaging & Glass	LIBOR	4.00%	8.38%	7/18/2026	22,221	22,157	21,360
API Technologies Corp.	+	(2)	Aerospace & Defense	LIBOR	4.25%	8.98%	5/9/2026	14,475	14,436	13,127
Aptean, Inc.	+	(2)(6)	Software	SOFR	4.25%	8.98%	4/23/2026	12,031	11,997	11,475
Avalign Technologies, Inc.	+	(2)(6)	Healthcare & Pharmaceuticals	SOFR	4.50%	9.03%	12/22/2025	14,294	14,227	13,382
BMS Holdings III Corp.	+	(2)(3)	Construction & Building	LIBOR	5.50%	10.23%	9/30/2026	11,131	11,049	10,931
Chartis Holding, LLC	^+	(2)(3)(7)	Business Services	LIBOR	5.00%	9.77%	5/1/2025	6,893	6,893	6,832
Chemical Computing Group ULC (Canada)	^+	(2)(3)(6) (7)	Software	SOFR	4.50%	8.57%	8/30/2024	13,769	13,559	13,564
Diligent Corporation	^+	(2)(3)(7)	Telecommunications	LIBOR	6.25%	10.63%	8/4/2025	9,880	9,706	9,449
Divisions Holding Corporation	+	(2)(3)	Business Services	LIBOR	4.75%	9.13%	5/27/2028	24,688	24,488	24,009
DTI Holdco, Inc.	+	(2)(3)	High Tech Industries	SOFR	4.75%	8.84%	4/26/2029	29,925	29,373	27,363
Eliassen Group, LLC	+	(2)(3)	Business Services	SOFR	5.50%	10.07%	4/14/2028	19,375	19,148	19,150
EPS Nass Parent, Inc.	^+	(2)(3)(7)	Utilities: Electric	LIBOR	5.75%	10.48%	4/19/2028	34,104	33,524	32,432
EvolveIP, LLC	^+	(2)(3)(6) (7)	Telecommunications	SOFR	5.50%	10.09%	6/7/2025	40,392	40,361	39,633
Exactech, Inc.	+	(2)(3)	Healthcare & Pharmaceuticals	LIBOR	3.75%	8.13%	2/14/2025	21,081	21,022	17,002
GSM Acquisition Corp.	+	(2)(3)(6)	Leisure Products & Services	SOFR	5.00%	9.83%	11/16/2026	30,958	30,709	29,636
Heartland Home Services, Inc.	+	(2)(3)	Consumer Services	LIBOR	5.75%	10.10%	12/15/2026	7,242	7,158	7,114
Heartland Home Services, Inc.	+	(2)(3)(7)	Consumer Services	LIBOR	6.00%	10.38%	12/15/2026	24,255	24,176	24,014
Higginbotham Insurance Agency, Inc.	+	(2)(3)	Diversified Financial Services	LIBOR	5.25%	9.63%	11/25/2026	4,477	4,418	4,377
HMT Holding Inc.	^+	(2)(3)(6) (7)	Energy: Oil & Gas	SOFR	5.75%	10.15%	11/17/2025	32,148	32,013	30,654
Integrity Marketing Acquisition, LLC	+	(2)(3)	Diversified Financial Services	LIBOR	6.05%	10.57%	8/27/2025	36,943	36,622	35,614
Integrity Marketing Acquisition, LLC	^+	(2)(3)	Diversified Financial Services	LIBOR	6.02%	10.57%	8/27/2025	6,949	6,873	6,699
Jensen Hughes, Inc.	^+	(2)(3)(7)	Utilities: Electric	LIBOR	4.50%	9.43%	3/22/2024	34,584	34,559	33,323
K2 Insurance Services, LLC	^+	(2)(3)(7)	Diversified Financial Services	LIBOR	5.00%	9.73%	7/1/2026	12,799	12,799	12,665
KAMC Holdings, Inc.	+	(2)	Energy: Electricity	LIBOR	4.00%	8.73%	8/14/2026	13,545	13,507	10,881
KBP Investments, LLC	+	(2)(3)(7)	Beverage & Food	SOFR	5.50%,0.50% PIK	10.53%	5/25/2027	37,241	37,055	34,326
Odyssey Logistics & Technology Corp.	^+	(2)(3)	Transportation: Cargo	LIBOR	4.00%	8.38%	10/12/2024	9,505	9,489	9,277
Output Services Group	^+	(2)(3)	Media: Advertising, Printing & Publishing	SOFR	5.25%,1.50% PIK	11.30%	6/27/2026	19,190	19,169	13,097
PF Atlantic Holdco 2, LLC	+	(2)(3)	Leisure Products & Services	LIBOR	5.50%	10.25%	11/12/2027	15,396	15,168	15,126
Premise Health Holding Corp.	+	(2)	Healthcare & Pharmaceuticals	LIBOR	3.75%	7.92%	7/10/2025	13,306	13,280	13,199

Consolidated Schedule of Investments as of December 31, 2022
Investments (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
QW Holding Corporation	^+	(2)(3)(7)	Environmental Industries	LIBOR	5.50%	9.64%	8/31/2026	$21,574	$21,437	$21,105
Radiology Partners, Inc.	+	(2)	Healthcare & Pharmaceuticals	LIBOR	4.25%	8.64%	7/9/2025	27,686	27,625	23,201
RevSpring Inc.	+	(2)	Media: Advertising, Printing & Publishing	LIBOR	4.00%	8.73%	10/11/2025	28,848	28,737	27,719
Riveron Acquisition Holdings, Inc.	+	(2)(3)	Diversified Financial Services	LIBOR	5.75%	10.48%	5/22/2025	11,284	11,284	11,284
Striper Buyer, LLC	+	(2)(3)	Containers, Packaging & Glass	LIBOR	5.50%	9.88%	12/30/2026	14,700	14,593	14,604
Tank Holding Corp.	+	(2)(3)(6)	Capital Equipment	SOFR	5.75%	10.16%	3/31/2028	19,950	19,410	19,421
Turbo Buyer, Inc.	+	(2)(3)(7)	Automotive	LIBOR	6.00%	11.13%	12/2/2025	34,251	34,044	33,625
U.S. TelePacific Holdings Corp.	+	(2)(3)(6)	Telecommunications	SOFR	1.00%,7.25% PIK	11.57%	5/2/2026	7,086	7,073	2,527
USALCO, LLC	+	(2)(3)	Chemicals, Plastics & Rubber	LIBOR	6.00%	10.73%	10/19/2027	14,845	14,598	14,118
VRC Companies, LLC	^+	(2)(3)(7)	Business Services	LIBOR	5.50%	10.59%	6/29/2027	28,767	28,418	28,059
Welocalize, Inc.	^+	(2)(3)(7)	Business Services	LIBOR	4.75%	9.13%	12/23/2024	33,853	33,615	32,677
WRE Holding Corp.	^+	(2)(3)(6) (7)	Environmental Industries	SOFR	5.00%	9.84%	1/3/2025	8,155	8,152	7,892
Yellowstone Buyer Acquisition, LLC	+	(2)(3)	Consumer Goods: Durable	LIBOR	5.75%	10.07%	9/13/2027	39,500	38,851	37,922
First Lien Debt Total									$948,103	$902,720
Equity Investments (0.0% of fair value)
DBI Holding, LLC	^		Transportation: Cargo					2,961	$—	$—
DBI Holding, LLC	^		Transportation: Cargo					13,996	5,364	—
Equity Investments Total									$5,364	$—
Total Investments									$953,467	$902,720
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
(1)    Unless otherwise indicated, issuers of investments held by Credit Fund are domiciled in the United States. As of December 31, 2022, the geographical composition of investments as a percentage of fair value was 1.5% in Canada and 98.5% in the United States. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR, SOFR or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, Credit Fund has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2022. As of December 31, 2022, the reference rates for Credit Fund's variable rate loans were the 30-day LIBOR at 4.39%, the 90-day LIBOR at 4.77%, the 180-day LIBOR at 5.14%, the 30-day SOFR at 4.36%, and the 90-day SOFR at 4.59%.
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
(6)Loans include a credit spread adjustment that ranges from 0.10% to 0.26%.

(7)As of December 31, 2022, Credit Fund and Credit Fund Sub had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

First Lien Debt – unfunded delayed draw and revolving term loans commitments	Type	Unused Fee	Par/ Principal Amount	Fair Value
ACR Group Borrower, LLC	Revolver	0.38%	$4,515	$(103)
Analogic Corporation	Revolver	0.50	226	(6)
Chartis Holding, LLC	Revolver	0.50	2,183	(15)
Chemical Computing Group ULC (Canada)	Revolver	0.50	873	(12)
Diligent Corporation	Revolver	0.50	492	(20)
EPS Nass Parent, Inc.	Delayed Draw	1.00	1,380	(63)
EPS Nass Parent, Inc.	Revolver	0.50	1,111	(51)
EvolveIP, LLC	Revolver	0.50	2,757	(49)
Heartland Home Services, Inc.	Revolver	0.50	771	(7)
HMT Holding Inc.	Revolver	0.50	6,173	(241)
Jensen Hughes, Inc.	Revolver	0.50	1,455	(51)
K2 Insurance Services, LLC	Revolver	0.50	1,170	(11)
KBP Investments, LLC	Delayed Draw	1.00	565	(44)
QW Holding Corporation	Revolver	0.50	5,498	(95)
Turbo Buyer, Inc.	Revolver	0.50	933	(17)
VRC Companies, LLC	Revolver	0.50	833	(20)
Welocalize, Inc.	Revolver	0.50	3,375	(101)
Welocalize, Inc.	Revolver	0.50	2,250	(67)
WRE Holding Corp.	Revolver	0.50	1,123	(32)
Total unfunded commitments			$37,683	$(1,005)

Consolidated Schedule of Investments as of December 31, 2021
Investments (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
First Lien Debt (100.0% of fair value)
ACR Group Borrower, LLC	^+	(2)(3)(6)	Aerospace & Defense	LIBOR	4.25%	5.50%	3/31/2028	$34,477	$33,913	$34,477
Acrisure, LLC	+#	(2)(3)	Banking, Finance, Insurance & Real Estate	LIBOR	3.50%	3.78%	2/13/2027	25,376	25,353	25,203
Acrisure, LLC	+	(2)(3)	Banking, Finance, Insurance & Real Estate	LIBOR	4.25%	4.75%	2/13/2027	6,700	6,650	6,687
Analogic Corporation	^+	(2)(3)(6)	Capital Equipment	LIBOR	5.25%	6.25%	6/22/2024	19,796	19,781	19,587
Anchor Packaging, Inc.	+#	(2)(3)	Containers, Packaging & Glass	LIBOR	4.00%	4.10%	7/18/2026	24,472	24,385	24,215
API Technologies Corp.	+#	(2)(3)	Aerospace & Defense	LIBOR	4.25%	4.35%	5/9/2026	14,625	14,575	14,251
Aptean, Inc.	+#	(2)(3)	Software	LIBOR	4.25%	4.35%	4/23/2026	12,157	12,113	12,087
Avalign Technologies, Inc.	+#	(2)(3)	Healthcare & Pharmaceuticals	LIBOR	4.50%	4.63%	12/22/2025	14,443	14,354	14,320
Avenu Holdings, LLC	+	(2)(3)	Sovereign & Public Finance	LIBOR	5.25%	6.25%	9/28/2024	23,350	23,350	23,350
BMS Holdings III Corp.	+	(2)(3)	Construction & Building	LIBOR	5.50%	6.50%	9/30/2026	11,244	11,143	11,071
Chartis Holding, LLC	+	(2)(3)(6)	Business Services	LIBOR	5.50%	6.50%	5/1/2025	6,964	6,964	6,964
Chemical Computing Group ULC (Canada)	^+	(2)(3)(6)	Software	LIBOR	4.50%	5.50%	8/30/2024	13,912	13,480	13,845
Chudy Group, LLC	^+	(2)(3)(6)	Healthcare & Pharmaceuticals	LIBOR	5.75%	6.75%	6/30/2027	33,021	32,465	33,657
Diligent Corporation	^+	(2)(3)(6)	Telecommunications	LIBOR	6.25%	7.25%	8/4/2025	9,049	8,816	9,228
Divisions Holding Corporation	+#	(2)(3)	Business Services	LIBOR	4.75%	5.50%	5/27/2028	24,938	24,706	24,953
DTI Holdco, Inc.	+	(2)(3)	High Tech Industries	LIBOR	4.75%	5.75%	9/30/2023	18,495	18,442	18,237
Eliassen Group, LLC	+	(2)(3)	Business Services	LIBOR	4.50%	4.60%	11/5/2024	15,159	15,103	15,152
EPS Nass Parent, Inc.	^+	(2)(3)(6)	Utilities: Electric	LIBOR	5.75%	6.75%	4/19/2028	32,846	32,169	32,507
EvolveIP, LLC	^+	(2)(3)(6)	Telecommunications	LIBOR	5.50%	6.50%	6/7/2025	40,196	40,126	39,973
Exactech, Inc.	+#	(2)(3)	Healthcare & Pharmaceuticals	LIBOR	3.75%	4.75%	2/14/2025	21,307	21,221	21,073
Excel Fitness Holdings, Inc.	+#	(2)(3)	Hotel, Gaming & Leisure	LIBOR	5.25%	6.25%	10/7/2025	24,500	24,336	24,500
Frontline Technologies Holdings, LLC	+	(2)(3)	Software	LIBOR	5.25%	6.25%	9/18/2023	14,736	14,269	14,736
GSM Acquisition Corp.	^+	(2)(3)(6)	Hotel, Gaming & Leisure	LIBOR	5.00%	6.00%	11/16/2026	25,623	25,331	25,396
Heartland Home Services, Inc	+	(2)(3)(6)	Consumer Services	LIBOR	6.00%	7.00%	12/15/2026	17,664	17,664	17,735
HMT Holding Inc.	^+	(2)(3)(6)	Energy: Oil & Gas	LIBOR	5.75%	6.75%	11/17/2023	32,484	32,245	31,086
Integrity Marketing Acquisition, LLC	^+	(2)(3)(6)	Banking, Finance, Insurance & Real Estate	LIBOR	5.50%	6.25%	8/27/2025	32,853	32,309	32,403
Jensen Hughes, Inc.	+	(2)(3)(6)	Utilities: Electric	LIBOR	4.50%	5.50%	3/22/2024	34,392	34,347	33,395
K2 Insurance Services, LLC	+	(2)(3)(6)	Banking, Finance, Insurance & Real Estate	LIBOR	5.00%	6.00%	7/1/2026	12,929	12,929	12,906
KAMC Holdings, Inc.	+#	(2)(3)	Energy: Electricity	LIBOR	4.00%	4.18%	8/14/2026	13,685	13,638	11,450
KBP Investments, LLC	+	(2)(3)(6)	Beverage, Food & Tobacco	LIBOR	5.00%	5.75%	5/25/2027	36,973	36,599	36,570
Odyssey Logistics & Technology Corp.	+#	(2)(3)	Transportation: Cargo	LIBOR	4.00%	5.00%	10/12/2024	9,605	9,580	9,509

Consolidated Schedule of Investments as of December 31, 2021
Investments (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
Output Services Group	^+	(2)(3)	Media: Advertising, Printing & Publishing	LIBOR	4.50%	5.50%	3/27/2024	$19,222	$19,194	$16,467
Premise Health Holding Corp.	+#	(2)(3)	Healthcare & Pharmaceuticals	LIBOR	3.50%	3.72%	7/10/2025	13,445	13,409	13,419
Q Holding Company	+#	(2)(3)	Automotive	LIBOR	5.00%	6.00%	12/31/2023	21,515	21,421	21,098
QW Holding Corporation	^+	(2)(3)(6)	Environmental Industries	LIBOR	6.25%	7.25%	8/31/2024	14,116	13,887	13,645
Radiology Partners, Inc.	+#	(2)(3)	Healthcare & Pharmaceuticals	LIBOR	4.25%	4.36%	7/9/2025	27,686	27,603	27,245
RevSpring Inc.	+#	(2)(3)	Media: Advertising, Printing & Publishing	LIBOR	4.25%	4.47%	10/11/2025	29,149	29,001	29,067
Striper Buyer, LLC	+	(2)(3)	Containers, Packaging & Glass	LIBOR	5.50%	6.25%	12/30/2026	14,850	14,720	14,850
Turbo Buyer, Inc.	+	(2)(3)(6)	Automotive	LIBOR	6.00%	7.00%	12/2/2025	13,960	13,960	13,661
U.S. TelePacific Holdings Corp.	+	(2)(3)	Telecommunications	LIBOR	5.50%	6.50%	5/2/2023	6,660	6,643	4,995
USALCO, LLC	+	(2)(3)	Chemicals, Plastics & Rubber	LIBOR	6.00%	7.00%	10/19/2027	14,995	14,704	14,704
VRC Companies, LLC	^+	(2)(3)(6)	Business Services	LIBOR	5.50%	6.25%	6/29/2027	26,520	26,103	26,162
Welocalize, Inc.	+	(2)(3)(6)	Business Services	LIBOR	4.75%	5.75%	12/23/2024	34,201	33,868	33,444
WRE Holding Corp.	^+	(2)(3)(6)	Environmental Industries	SOFR	5.50%	6.50%	1/3/2025	8,740	8,724	8,584
Yellowstone Buyer Acquisition, LLC	+	(2)(3)	Consumer Goods: Durable	LIBOR	5.75%	6.75%	9/13/2027	39,900	39,135	39,095
First Lien Debt Total									$934,728	$926,959
Equity Investments (0.0% of fair value)
DBI Holding, LLC	^		Transportation: Cargo					2,961	$—	$—
DBI Holding, LLC	^		Transportation: Cargo					13,996	5,364	—
Equity Investments Total									$5,364	$—
Total Investments									$940,092	$926,959
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

Debt
The Credit Fund, Credit Fund Sub and Credit Fund Warehouse II are party to separate credit facilities as described below. As of December 31, 2022 and 2021, Credit Fund, Credit Fund Sub, and Credit Fund Warehouse II were in compliance with all covenants and other requirements of their respective credit facility agreements. Below is a summary of the borrowings and repayments under the credit facilities for the respective periods.

	Credit Fund Facility	Credit Fund Sub Facility	Credit Fund Warehouse II Facility
Outstanding balance as of December 31, 2020	$—	$420,859	$93,402
Borrowings	—	444,000	52,250
Repayments	—	(350,238)	(59,622)
Outstanding balance as of December 31, 2021	—	514,621	86,030
Borrowings	—	170,000	—
Repayments	—	(96,000)	(86,030)
Outstanding balance as of December 31, 2022	$—	$588,621	$—
Credit Fund Facility. On June 24, 2016, Credit Fund closed on the Credit Fund Facility, which was subsequently amended on June 5, 2017, October 2, 2017, November 3, 2017, June 22, 2018, June 29, 2018, February 21, 2019, March 20, 2020, February 22, 2021 and May 19, 2022, pursuant to which Credit Fund may from time to time request mezzanine loans from CSL. The maximum principal amount of the Credit Fund Facility is $175,000, subject to availability under the Credit Fund Facility, which is based on certain advance rates multiplied by the value of Credit Fund’s portfolio investments net of certain other indebtedness that Credit Fund may incur in accordance with the terms of the Credit Fund Facility. Proceeds of the

Credit Fund Facility may be used for general corporate purposes, including the funding of portfolio investments. Amounts drawn under the Credit Fund Facility bear interest at the greater of zero and LIBOR plus an applicable spread of 9.00% and such interest payments are made quarterly. The availability period under the Credit Fund Facility will terminate on May 21, 2023, which is also its maturity date upon which Credit Fund is obligated to repay any outstanding borrowings.
    Credit Fund Sub Facility. On June 24, 2016, Credit Fund Sub closed on the Credit Fund Sub Facility with lenders, which was subsequently amended on May 31, 2017, October 27, 2017, August 24, 2018, December 12, 2019, March 11, 2020, May 3, 2021, and May 3, 2022. The Credit Fund Sub Facility provides for secured borrowings during the applicable revolving period up to an amount equal to $640,000 (the borrowing base as calculated pursuant to the terms of the Credit Fund Sub Facility). The aggregate maximum credit commitment can be increased up to an amount not to exceed $1,400,000, subject to certain restrictions and conditions set forth in the Credit Fund Sub Facility, including adequate collateral to support such borrowings. The Credit Fund Sub Facility has a revolving period through May 23, 2023 and a maturity date of May 23, 2025, which may be extended by mutual agreement of the parties to the Credit Fund Sub Facility. Borrowings under the Credit Fund Sub Facility bear interest initially at the applicable commercial paper rate (if the lender is a conduit lender) or SOFR plus 2.35%. The Credit Fund Sub is also required to pay an undrawn commitment fee of between 0.50% and 0.75% per year depending on the usage of the Credit Fund Sub Facility. Payments under the Credit Fund Sub Facility are made quarterly. Subject to certain exceptions, the Facility is secured by a first lien security interest in substantially all of the portfolio investments held by the Credit Fund Sub.
    Credit Fund Warehouse II Facility. On August 16, 2019, Credit Fund Warehouse II closed on a revolving credit facility (the "Credit Fund Warehouse II Facility") with lenders. The Credit Fund Warehouse II Facility provided for secured borrowings during the applicable revolving period up to an amount equal to $150,000. The Credit Fund Warehouse II Facility was secured by a first lien security interest in substantially all of the portfolio investments held by the Credit Fund Warehouse II Facility. The maturity date of the Credit Fund Warehouse II Facility was August 16, 2022 and Credit Fund Warehouse II repaid all outstanding amounts on June 28, 2022. Amounts borrowed under the Credit Fund Warehouse II Facility during the first 12 months bore interest at a rate of LIBOR plus 1.05%, and amounts borrowed in the second 12 months bore interest at LIBOR plus 1.15%. Other amounts borrowed under the Credit Fund Warehouse II Facility bore interest at a rate of LIBOR plus 1.50%.
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
The 2019-2 Notes were fully redeemed during the year ended December 31, 2021. As of the redemption date and December 31, 2021, the 2019-2 Issuer was in compliance with all covenants and other requirements of the indenture.

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
Credit Fund II Senior Notes
On November 3, 2020 and as amended on December 29, 2021 and June 30, 2022, Credit Fund II Sub closed on the Credit Fund II Senior Notes (the “Credit Fund II Senior Notes”) with lenders. The Credit Fund II Senior Notes provides for secured borrowings totaling $157,500 with two tranches, A-1 and A-2 outstanding. The facility is secured by a first lien security interest in substantially all of the portfolio investments held by Credit Fund II Sub. The maturity date of the Credit Fund II Senior Notes Sub Facility is November 3, 2030. Amounts issued for the Class A-1 notes totaled $147,500 and bear interest at a rate of Term SOFR plus 2.85% (LIBOR plus 2.70% prior to the June 30, 2022 amendment), and amounts issued for the Class A-2 notes totaled $10,000 and bear interest at Term SOFR plus 3.35% (LIBOR plus 3.20% prior to the June 30, 2022 amendment). The A-1 Notes were rated AAA, and the A-2 Notes were rated AA by DBRS Morningstar. The terms of the Credit Fund II Senior Notes provide that as loans pay down, up to $100,000 is available from principal proceeds for reinvestment ($50,000 prior to the June 30, 2022 amendment), and then the investment principal proceeds are used to directly pay down the principal balance on the Credit Fund II Senior Notes. As of December 31, 2022 and 2021, Credit Fund II Sub was in compliance with all covenants and other requirements of its respective credit agreements.
Selected Financial Data
Since inception of Credit Fund II and through December 31, 2022, the Company and CCLF each made capital contributions of $78,096 and $12,709 in members’ equity, respectively, to Credit Fund II. Below is certain summarized consolidated information for Credit Fund II as of December 31, 2022 and 2021.

	As of December 31,
	2022	2021
ASSETS
Investments, at fair value (amortized cost of $250,134 and $238,615, respectively)	$244,739	$239,289
Cash and cash equivalents(1)	2,078	10,092
Other assets	5,825	5,606
Total assets	$252,642	$254,987
LIABILITIES AND MEMBERS’ EQUITY
Notes payable, net of unamortized debt issuance costs of $783 and $802, respectively	$156,717	$156,698
Other liabilities	9,212	5,557
Total members' equity (2)	86,713	92,732
Total liabilities and members’ equity	$252,642	$254,987
(1) As of December 31, 2022 and 2021, all of Credit Fund II’s cash and cash equivalents was restricted.
(2) As of December 31, 2022 and 2021, the fair value of Company's ownership interest in the members' equity was $72,957 and $77,958, respectively.

	For the Year Ended December 31,
	2022	2021
Total investment income	$20,595	$18,822
Expenses
Interest and credit facility expenses	7,403	4,695
Other expenses	842	897
Total expenses	8,245	5,592
Net investment income (loss)	12,350	13,230
Net change in unrealized appreciation (depreciation) on investments	(6,069)	(440)
Net increase in members’ equity resulting from operations	$6,281	$12,790
Below is a summary of Credit Fund II’s portfolio, followed by a listing of the loans in Credit Fund II’s portfolio as of December 31, 2022 and 2021:

	As of December 31,
	2022	2021
Senior secured loans(1)	$253,310	$240,878
Weighted average yields of senior secured loans based on amortized cost(2)	11.1%	7.3%
Weighted average yields of senior secured loans based on fair value(2)	11.3%	7.2%
Number of portfolio companies in Credit Fund II	35	36
Average amount per portfolio company(1)	$7,237	$6,691
Number of loans on non-accrual status	$—	$—
Percentage of portfolio at floating interest rates(3)(4)	97.9%	97.7%
Percentage of portfolio at fixed interest rates(4)	2.1%	2.3%
Fair value of loans with PIK provisions	$10,787	$17,453
Percentage of portfolio with PIK provisions(4)	4.4%	7.3%
(1)At par/principal amount.
(2)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of December 31, 2022 and 2021. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.
(3)Floating rate debt investments are generally subject to interest rate floors.
(4)Percentages based on fair value.

Consolidated Schedule of Investments as of December 31, 2022
Investments (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
First Lien Debt (89.9% of fair value)
Airnov, Inc.	^	(2)(3)	Containers, Packaging & Glass	LIBOR	5.00%	9.75%	12/19/2025	$9,844	$9,833	$9,787
Alpine Acquisition Corp II	^	(2)(3)(7)	Transportation: Cargo	SOFR	5.50%	9.76%	11/30/2026	3,292	3,188	3,170
American Physician Partners, LLC	^	(2)(3)	Healthcare & Pharmaceuticals	SOFR	6.75%, 3.50% PIK	14.67%	2/15/2023	9,074	9,074	7,833
Appriss Health, LLC	^	(2)(3)	Healthcare & Pharmaceuticals	LIBOR	7.25%	11.54%	5/6/2027	7,502	7,375	7,214
Apptio, Inc.	^	(2)(3)	Software	LIBOR	6.00%	9.94%	1/10/2025	5,357	5,314	5,357
Ascend Buyer, LLC	^	(2)(3)(7)	Containers, Packaging & Glass	SOFR	6.25%	10.67%	9/30/2028	9,077	8,924	8,917
Aurora Lux FinCo S.Á.R.L. (Luxembourg)	^	(2)(3)	Software	LIBOR	6.00%	10.32%	12/24/2026	4,311	4,243	4,074
BMS Holdings III Corp.	^	(2)(3)	Construction & Building	LIBOR	5.50%	10.23%	9/30/2026	3,241	3,194	3,183
Chartis Holding, LLC	^	(2)(3)	Business Services	LIBOR	5.00%	9.77%	5/1/2025	9,822	9,810	9,757
Comar Holding Company, LLC	^	(2)(3)	Containers, Packaging & Glass	LIBOR	5.75%	10.47%	6/18/2024	8,621	8,573	8,334
Cority Software Inc. (Canada)	^	(2)(3)	Software	SOFR	5.50%	9.17%	7/2/2026	8,623	8,527	8,539
Dwyer Instruments, Inc.	^	(2)(3)	Capital Equipment	LIBOR	6.00%	10.74%	7/21/2027	9,914	9,863	9,761
EvolveIP, LLC	^	(2)(3)(7)	Telecommunications	SOFR	5.50%	10.09%	6/7/2025	8,621	8,617	8,469
Harbour Benefit Holdings, Inc.	^	(2)(3)	Business Services	LIBOR	5.25%	9.95%	12/13/2024	9,848	9,828	9,789
Hoosier Intermediate, LLC	^	(2)(3)	Healthcare & Pharmaceuticals	LIBOR	5.50%	10.11%	11/15/2028	6,447	6,261	6,094
Integrity Marketing Acquisition, LLC	^	(2)(3)	Diversified Financial Services	LIBOR	6.05%	9.95%	8/27/2025	4,870	4,717	4,708
Integrity Marketing Acquisition, LLC	^	(2)(3)	Diversified Financial Services	LIBOR	6.02%	10.57%	8/27/2025	4,534	4,369	4,371
K2 Insurance Services, LLC	^	(2)(3)	Diversified Financial Services	LIBOR	5.00%	9.73%	7/1/2026	8,922	8,833	8,836
Material Holdings, LLC	^	(2)(3)	Business Services	SOFR	6.00%	10.67%	8/19/2027	7,900	7,829	7,547
Maverick Acquisition, Inc.	^	(2)(3)	Aerospace & Defense	LIBOR	6.25%	10.98%	6/1/2027	7,900	7,760	6,563
NMI AcquisitionCo, Inc.	^	(2)(3)	High Tech Industries	LIBOR	5.75%	10.13%	9/6/2025	8,617	8,617	8,394
PF Atlantic Holdco 2, LLC	^	(2)(3)	Leisure Products & Services	LIBOR	5.50%	10.25%	11/12/2027	9,950	9,657	9,776
QW Holding Corporation	^	(2)(3)	Environmental Industries	LIBOR	5.50%	9.64%	8/31/2026	9,947	9,808	9,775
Riveron Acquisition Holdings, Inc.	^	(2)(3)	Diversified Financial Services	LIBOR	5.75%	10.48%	5/22/2025	8,090	8,018	8,090
RSC Acquisition, Inc.	^	(2)(3)(7)	Diversified Financial Services	SOFR	5.50%	9.83%	11/1/2026	8,315	8,215	7,938
TCFI Aevex LLC	^	(2)(3)	Aerospace & Defense	LIBOR	6.00%	10.38%	3/18/2026	1,684	1,664	1,539
Turbo Buyer, Inc.	^	(2)(3)	Automotive	LIBOR	6.00%	11.15%	12/2/2025	8,009	7,901	7,866
U.S. Legal Support, Inc.	^	(2)(3)(7)	Business Services	SOFR	5.75%	10.33%	11/30/2024	6,170	6,163	6,057
US INFRA SVCS Buyer, LLC	^	(2)(3)	Environmental Industries	LIBOR	6.50%, 0.25% PIK	11.47%	4/13/2026	3,113	3,075	2,954
Westfall Technik, Inc.	^	(2)(3)	Chemicals, Plastics & Rubber	SOFR	6.25%	10.83%	9/13/2024	6,416	6,364	6,280
Wineshipping.com LLC	^	(2)(3)	Beverage & Food	LIBOR	5.75%	10.15%	10/29/2027	9,950	9,608	9,161
First Lien Debt Total									$225,222	$220,133
Second Lien Debt (10.1% of fair value)

Consolidated Schedule of Investments as of December 31, 2022
Investments (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
AI Convoy S.A.R.L (United Kingdom)	^	(2)(3)	Aerospace & Defense	LIBOR	8.25%	12.92%	1/17/2028	$5,514	$5,425	$5,679
AP Plastics Acquisition Holdings, LLC	^	(2)(3)	Chemicals, Plastics & Rubber	LIBOR	7.50%	11.85%	8/10/2029	4,500	4,419	4,318
AQA Acquisition Holdings, Inc.	^	(2)(3)	High Tech Industries	LIBOR	7.50%	12.23%	3/3/2029	5,000	4,893	4,760
Quartz Holding Company	^	(2)	Software	LIBOR	8.00%	12.38%	4/2/2027	4,850	4,792	4,656
World 50, Inc.	^	(6)	Business Services	FIXED	11.50%	11.50%	1/9/2027	5,465	5,383	5,193

Second Lien Debt Total									$24,912	$24,606
Total Investments									$250,134	$244,739
^ Denotes that all or a portion of the assets are owned by Credit Fund II Sub. Credit Fund II Sub has entered into the Credit Fund II Sub Notes. The lenders of the Credit Fund II Sub Notes have a first lien security interest in substantially all of the assets of Credit Fund II Sub. Accordingly, such assets are not available to creditors of Credit Fund II.
(1)    Unless otherwise indicated, issuers of investments held by Credit Fund are domiciled in the United States. As of December 31, 2022, the geographical composition of investments as a percentage of fair value was 3.5% in Canada, 1.7% in Luxembourg, 2.3% in the United Kingdom and 92.5% in the United States. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR, SOFR or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, Credit Fund II has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2022. As of December 31, 2022, the reference rates for Credit Fund II's variable rate loans were the 30-day LIBOR at 4.39%, the 90-day LIBOR at 4.77%, the 180-day LIBOR at 5.14%, the 30-day SOFR at 4.36%, and the 90-day SOFR at 4.59%.
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
(7)Loans include a credit spread adjustment that ranges from 0.10% to 0.26%.

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
7. BORROWINGS
The Company is party to the Credit Facility and, until its termination on December 11, 2020, the SPV was party to the SPV Credit Facility, as described below. In accordance with the Investment Company Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 150% after such borrowing. For the purposes of the asset coverage ratio under the Investment Company Act, the Preferred Stock, as defined in Note 1, is considered a senior security and is included in the denominator of the calculation. As of December 31, 2022, asset coverage was 176.79% and the Company was in compliance with all covenants and other requirements of the Credit Facility. As of December 31, 2021, asset coverage was 181.94%, and the Company and the SPV were in compliance with all covenants and other requirements of their respective credit facility agreements.

Below is a summary of the borrowings and repayments under the credit facilities for the years ended December 31, 2022, 2021 and 2020, and the outstanding balances under the credit facilities for the respective periods.

	For the Year Ended and as of December 31,
	2022	2021	2020

Outstanding borrowing, beginning of period	$407,655	$347,949	$616,543
Borrowings	372,246	419,205	452,833
Repayments	(332,758)	(357,500)	(725,469)
Foreign currency translation	(6,702)	(1,999)	4,042
Outstanding borrowing, end of period	$440,441	$407,655	$347,949

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
Credit Facility
The Company closed on the Credit Facility on March 21, 2014, which was subsequently amended on January 8, 2015, May 25, 2016, March 22, 2017, September 25, 2018, June 14, 2019, November 8, 2019, October 28, 2020, October 11, 2021 and May 25, 2022. The maximum principal amount of the Credit Facility is $688,000, subject to availability under the Credit Facility, which is based on certain advance rates multiplied by the value of the Company’s portfolio investments (subject to certain concentration limitations) net of certain other indebtedness that the Company may incur in accordance with the terms of the Credit Facility. Proceeds of the Credit Facility may be used for general corporate purposes, including the funding of portfolio investments. Maximum capacity under the Credit Facility may be increased to $900,000 through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Credit Facility includes a $50,000 limit for swingline loans and a $20,000 limit for letters of credit. The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Credit Facility, including amounts drawn in respect of letters of credit, bear interest at either (i) a term benchmark rate of the Adjusted Term SOFR Rate, the Adjusted Euribor Rate, or the applicable Local Rate, as the case may be, or (ii) an Alternate Base Rate (which is the highest of (a) the Prime Rate, (b) the NYFRB Rate plus 0.50%, or (c) the Adjusted Term SOFR Rate for one month plus 1.00%) plus an applicable margin, each capitalized term as defined in the Credit Facility. The applicable margin for a term benchmark rate loan will be up to 1.875% and for an Alternate Base Rate loan will be up to 0.875%, in each case depending on the level of the Gross Borrowing Base compared to the Combined Debt Amount. Prior to the May 25, 2022 amendment, amounts drawn under the Credit Facility bore interest at either LIBOR plus an applicable spread of 2.25%, or an alternative base rate (which is the highest of a prime rate, the federal funds effective rate plus 0.50%, or one month LIBOR plus plus 1.00%) plus an applicable spread of 1.25%. The Company may elect either the term benchmark rate or the Alternative Base Rate at the time of drawdown, and loans may be converted from one rate to another at any time, subject to certain conditions. The Company also pays a fee of 0.375% on undrawn amounts under the Credit Facility and, in respect of each undrawn letter of credit, a fee and interest rate equal to the then-applicable margin under the Credit Facility while the letter of credit is outstanding. The availability period under the Credit Facility will terminate on May 25, 2026 (October 28, 2024 prior to the May 25, 2022 amendment) and the Credit Facility will mature on May 25, 2027 (October 28, 2025 prior to the May 25, 2022 amendment). During the period from May 25, 2026 to May 25, 2027, the Company will be obligated to make mandatory prepayments under the Credit Facility out of the proceeds of certain asset sales, other recovery events and equity and debt issuances.
Subject to certain exceptions, the Credit Facility is secured by a first lien security interest in substantially all of the portfolio investments held by the Company. The Credit Facility includes customary covenants, including certain financial covenants related to asset coverage, shareholders’ equity and liquidity, certain limitations on the incurrence of additional indebtedness and liens, and other maintenance covenants, as well as usual and customary events of default for senior secured revolving credit facilities of this nature. As of December 31, 2022 and December 31, 2021, the Company was in compliance with all covenants and other requirements of the Credit Facility.
Summary of the Credit Facility
The Credit Facility consisted of the following as of December 31, 2022 and 2021:

	December 31, 2022
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Credit Facility	$688,000	$440,441	$247,559	$247,902
Total	$688,000	$440,441	$247,559	$247,902

	December 31, 2021
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Credit Facility	$688,000	$407,655	$280,345	$280,706
Total	$688,000	$407,655	$280,345	$280,706
(1)The unused portion is the amount upon which commitment fees are based.
(2)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
For the years ended December 31, 2022, 2021 and 2020, the components of interest expense and credit facility fees were as follows:

	For the years ended December 31,
	2022	2021	2020
Interest expense	$15,463	$9,219	$16,127
Facility unused commitment fee	1,129	1,161	1,766
Amortization of deferred financing costs	855	763	1,886
Other fees	—	—	109
Total interest expense and credit facility fees	$17,447	$11,143	$19,888
Cash paid for interest expense	$15,528	$9,890	$17,759

Average principal debt outstanding	$399,877	$382,126	$543,099
Weighted average interest rate	3.81%	2.38%	2.92%
    As of December 31, 2022 and 2021, the components of interest and credit facility fees payable were as follows:

	As of December 31,
	2022	2021
Interest expense payable	$1,131	$264
Unused commitment fees payable	—	3
Other credit facility fees payable	—	—
Interest and credit facility fees payable	$1,131	$267

Weighted average interest rate (based on floating benchmark rates)	6.04%	2.39%

8. NOTES PAYABLE
    Senior Notes
    On December 30, 2019, the Company closed a private offering of $115.0 million in aggregate principal amount of 4.750% Senior Unsecured Notes due December 31, 2024. Interest is payable quarterly, beginning March 31, 2020. On December 11, 2020, the Company issued an additional $75.0 million aggregate principal amount of senior unsecured notes due December 31, 2024. The 2020 Notes bear interest an interest rate of 4.500% and interest is payable quarterly, beginning December 31, 2020. The carrying value of the Senior Notes (after debt issuance costs) as of December 31, 2022 and 2021 are $189,722 and $189,584, respectively. The carrying value is presented net of unamortized debt issuance costs of $278 and $416 as of December 31, 2022 and 2021, respectively.
The interest rate on the Senior Notes is subject to increase (up to an additional 1.00% over the stated rate of such notes) in the event that, subject to certain exceptions, the Senior Notes cease to have an investment grade rating. The Company is obligated to offer to repay the notes at par if certain change in control events occur. The Senior Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. Interest expense on the Senior Notes during the years ended December 31, 2022 and 2021 was $8,838 and $8,837, respectively.
    The note purchase agreement, as supplemented by the first supplement, for the Senior Notes contains customary terms and conditions for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a business development company within the meaning of the Investment Company Act and a regulated investment company under the Code, minimum asset coverage ratio and interest coverage ratio, and prohibitions on certain fundamental changes at the Company or any subsidiary guarantor, as well as customary events of default with customary cure and notice, including, without limitation, nonpayment, breach of covenant, material breach of representation or warranty under the note purchase agreement, cross-acceleration under other indebtedness of the Company or certain significant subsidiaries, certain judgments and orders, and certain events of bankruptcy. As of December 31, 2022 and 2021, the Company was in compliance with these terms and conditions.
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
The Investment Adviser serves as collateral manager to the 2015-1 Issuer under a collateral management agreement (the “Collateral Management Agreement”). Pursuant to the Collateral Management Agreement, the 2015-1 Issuer pays management fees (comprised of base management fees, subordinated management fees and incentive management fees) to the Investment Adviser for rendering collateral management services. As per the Collateral Management Agreement, for the period the Company retains all of the 2015-1 Issuer Preferred Interests, the Investment Adviser does not earn management fees for providing such collateral management services. The Company currently retains all of the 2015-1 Issuer Preferred Interests, thus the Investment Adviser did not earn any management fees from the 2015-1 Issuer for the year ended December 31, 2022 and 2021. Any such waived fees may not be recaptured by the Investment Adviser.
Pursuant to an undertaking by the Company in connection with the 2015-1 Debt Securitization Refinancing, the Company has agreed to hold on an ongoing basis the 2015-1 Issuer Preferred Interests with an aggregate dollar purchase price at least equal to 5% of the aggregate outstanding amount of all collateral obligations by the 2015-1 Issuer for so long as any securities of the 2015-1 Issuer remain outstanding. As of December 31, 2022, the Company was in compliance with its undertaking.
The 2015-1 Issuer pays ongoing administrative expenses to the trustee, independent accountants, legal counsel, rating agencies and independent managers in connection with developing and maintaining reports, and providing required services in connection with the administration of the 2015-1 Issuer.
As of December 31, 2022, there were 78 first lien and second lien senior secured loans with a total fair value of approximately $555,338 and cash of $14,412 securing the 2015-1R Notes. The pool of loans in the securitization must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture governing the 2015-1R Notes.

The carrying value of the 2015-1R Notes as of December 31, 2022 and 2021 are $447,029 and $446,783, respectively. The carrying value is presented net of unamortized debt issuance costs of $2,171 and $2,417 as of December 31, 2022 and 2021, respectively.
For the years ended December 31, 2022 and 2021, the effective annualized weighted average interest rates, which include amortization of debt issuance costs on the 2015-1R Notes, were 3.91% and 2.37%, respectively, based on floating LIBOR rates. As of December 31, 2022 and 2021, the weighted average interest rates were 6.00% and 2.27%, respectively, based on floating LIBOR rates.
As of December 31, 2022 and 2021, $5,618 and $2,200, respectively, of interest expense was included in interest and credit facility fees payable. For the years ended December 31, 2022, 2021 and 2020, the components of interest expense on the 2015-1R Notes were as follows:

	For the years ended December 31,
	2022	2021	2020
Interest expense	$17,535	$10,526	$13,802
Amortization of deferred financing costs	141	247	247
Total interest expense	$17,676	$10,773	$14,049
Cash paid for interest expense	$14,117	$10,628	$15,390
9. COMMMITMENTS AND CONTINGENCIES
A summary of significant contractual payment obligations was as follows as of December 31, 2022 and 2021:

	As of December 31,
Payment Due by Period	2022	2021
Less than 1 Year	$—	$—
1-3 Years	190,000	190,000
3-5 Years	440,441	407,655
More than 5 Years	449,200	449,200
Total	$1,079,641	$1,046,855
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of December 31, 2022 and 2021 for any such exposure.
The Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par Value as of December 31,
	2022	2021
Unfunded delayed draw commitments	$83,743	$112,985
Unfunded revolving term loan commitments	74,463	67,513
Total unfunded commitments	$158,206	$180,498
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
    The Preferred Stock is convertible, in whole or in part, at the option of the holder of the Preferred Stock into the number of shares of common stock equal to the Liquidation Preference plus any accumulated but unpaid dividends, divided by an initial conversion price of $9.50, subject to certain adjustments to prevent dilution as set forth in the Company's Articles Supplementary. The conversion price as of December 31, 2022 was $9.31. At any time after May 5, 2023, the Company, with the approval of the Board of Directors, including a majority of the Independent Directors, will have the option to redeem all of the Preferred Stock for cash consideration equal to the Liquidation Preference plus any accumulated but unpaid dividends. The holders of the Preferred Stock will have the right to convert all or a portion of their shares of Preferred Stock prior to the date fixed for such redemption. At any time after May 5, 2027, the holders of the Preferred Stock will have the option to require the Company to redeem any or all of the then-outstanding Preferred Stock upon 90 days’ notice. The form of consideration used in any such redemption is at the option of the Board of Directors, including a majority of the Independent Directors, and may be cash consideration equal to the Liquidation Preference plus any accumulated but unpaid dividends, or shares of common stock. Holders also have the right to redeem the Preferred Stock upon a Change in Control (as defined in the Article Supplementary).
The following table summarizes the Company’s dividends declared on its preferred stock for the years ended December 31, 2022 and 2021. Unless otherwise noted, dividends were declared and paid, or are payable, in cash.

Date Declared	Record Date	Payment Date	Per Share Amount
March 31, 2021	March 31, 2021	March 31, 2021	$0.438
June 30, 2021	June 30, 2021	June 30, 2021	0.438
September 30, 2021	September 30, 2021	September 30, 2021	0.438
December 29, 2021	December 31, 2021	December 31, 2021	0.438
Total			$1.752
March 25, 2022	March 31, 2022	March 31, 2022	0.438
June 27, 2022	June 30, 2022	June 30, 2022	0.438
September 22, 2022	September 30, 2022	September 30, 2022	0.438
December 16, 2022	December 30, 2022	December 31, 2022	0.438
Total			$1.752

Company Stock Repurchase Plan
On August 1, 2022, the Company's Board of Directors approved the continuation of the Company's stock repurchase program (the “Company Stock Repurchase Program”) until November 5, 2023, or until the approved dollar amount has been used to repurchase shares of common stock, and increased the size of the Company Stock Repurchase Program by $50 million to an aggregate amount of $200 million. This program may be suspended, extended, modified or discontinued by the Company at any time, subject to applicable law. The Company's Stock Repurchase Program was originally approved by the Company's Board of Directors on November 5, 2018 and announced on November 6, 2018. Since the inception of the Company Stock Repurchase Program through December 31, 2022, the Company has repurchased 11,508,523 shares of the Company's common stock at an average cost of $13.36 per share, or $153,744 in the aggregate, resulting in accretion to net assets per share of $0.64.

The following table summarizes capital activity during the year ended December 31, 2022:

	Preferred Stock		Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount	Shares	Amount
Balance, January 1, 2022	2,000,000	$50,000	53,142,454	$532	$1,052,427	$(1,633)	$19,562	$(123,297)	$(48,787)	$948,804
Repurchase of common stock	—	—	(2,082,318)	(21)	(28,436)	—	—	—	—	(28,457)
Net investment income (loss)	—	—	—	—	—	—	104,042	—	—	104,042
Net realized gain (loss)	—	—	—	—	—	—	—	523	—	523
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	—	—	—	(18,928)	(18,928)
Dividends declared on common stock and preferred stock	—	—	—	—	—	—	(88,561)	—	—	(88,561)
Tax reclassification of stockholders’ equity in accordance with U.S. GAAP	—	—	—	—	(1,767)	—	8,054	(6,287)	—	—
Balance, December 31, 2022	2,000,000	$50,000	51,060,136	$511	$1,022,224	$(1,633)	$43,097	$(129,061)	$(67,715)	$917,423
The following table summarizes capital activity during the year ended December 31, 2021:

	Preferred Stock		Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount	Shares	Amount
Balance, January 1, 2021	2,000,000	$50,000	55,320,309	$553	$1,081,436	$(1,633)	$14,568	$(140,133)	$(103,428)	$901,363
Repurchase of common stock	—	—	(2,177,855)	(21)	(28,418)	—	—	—	—	(28,439)
Net investment income (loss)	—	—	—	—	—	—	86,851	—	—	86,851
Net realized gain (loss)	—	—	—	—	—	—	—	18,861	—	18,861
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	—	—	—	54,641	54,641
Dividends declared on common stock and preferred stock	—	—	—	—	—	—	(84,473)	—	—	(84,473)
Tax reclassification of stockholders’ equity in accordance with U.S. GAAP	—	—	—	—	(591)	—	2,616	(2,025)	—	—
Balance, December 31, 2021	2,000,000	$50,000	53,142,454	$532	$1,052,427	$(1,633)	$19,562	$(123,297)	$(48,787)	$948,804

The following table summarizes capital activity during the year ended December 31, 2020:

	Preferred Stock		Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount	Shares	Amount
Balance, January 1, 2020	—	$—	57,763,811	$578	$1,109,238	$(1,633)	$10,368	$(82,654)	$(79,426)	$956,471
Issuance of Preferred Stock	2,000,000	50,000	—	—	—	—	—	—	—	50,000
Net investment income (loss)	—	—	—	—	—	—	88,807	—	—	88,807
Net realized gain (loss)	—	—	—	—	—	—	—	(57,976)	—	(57,976)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	—	—	—	(24,002)	(24,002)
Dividends declared on common stock and preferred stock	—	—	—	—	—	—	(84,683)	—	—	(84,683)
Repurchase of common stock	—	—	(2,443,502)	(25)	(27,229)	—	—	—	—	(27,254)
Tax reclassification of stockholders’ equity in accordance with U.S. GAAP	—	—	—	—	(573)	—	76	497	—	—
Balance, December 31, 2020	2,000,000	$50,000	55,320,309	$553	$1,081,436	$(1,633)	$14,568	$(140,133)	$(103,428)	$901,363

There were no shares of common stock issued related to capital activity during the years ended December 31, 2022, 2021 and 2020.
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

Basic and diluted earnings per common share were as follows:

	For the years ended December 31,
	2022		2021		2020
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net increase (decrease) in net assets resulting from operations attributable to Common Stockholders	$82,137	$85,637	$156,853	$160,353	$4,554	$4,554
Weighted-average shares of common stock outstanding	52,112,420	57,482,099	54,244,432	59,531,683	56,421,137	56,421,137
Basic and diluted earnings per share	$1.58	$1.49	$2.89	$2.69	$0.08	$0.08
Effective with the third quarter 2020 dividend, the Company updated its dividend policy such that the base dividend was $0.32 per share of common stock. Effective with the third quarter 2022 dividend, the Company updated its dividend policy such that the base dividend was $0.34 per share of common stock. Effective with the fourth quarter 2022 dividend, the Company updated its dividend policy such that the base dividend is $0.36 per share of common stock. The Company's dividend policy is subject to change by the Board of Directors in its sole discretion at any time.
The following table summarizes the Company’s dividends declared during the three most recent fiscal years:

Date Declared	Record Date	Payment Date	Per Share Amount
February 24, 2020	March 31, 2020	April 17, 2020	$0.37
May 4, 2020	June 30, 2020	July 17, 2020	$0.37
August 3, 2020	September 30, 2020	October 16, 2020	$0.32
August 3, 2020	September 30, 2020	October 16, 2020	$0.05	(1)
November 2, 2020	December 31, 2020	January 15, 2021	$0.32
November 2, 2020	December 31, 2020	January 15, 2021	$0.04	(1)
February 22, 2021	March 31, 2021	April 16, 2021	$0.32
February 22, 2021	March 31, 2021	April 16, 2021	$0.05	(1)
May 3, 2021	June 30, 2021	July 15, 2021	$0.32
May 3, 2021	June 30, 2021	July 15, 2021	$0.04	(1)
August 2, 2021	September 30, 2021	October 15, 2021	$0.32
August 2, 2021	September 30, 2021	October 15, 2021	$0.06	(1)
November 1, 2021	December 31, 2021	January 14, 2022	$0.32
November 1, 2021	December 31, 2021	January 14, 2022	$0.07	(1)
February 18, 2022	March 31, 2022	April 15, 2022	$0.32
February 18, 2022	March 31, 2022	April 15, 2022	$0.08	(1)
May 2, 2022	June 30, 2022	July 15, 2022	$0.32
May 2, 2022	June 30, 2022	July 15, 2022	$0.08	(1)
August 8, 2022	September 30, 2022	October 14, 2022	$0.34
August 8, 2022	September 30, 2022	October 14, 2022	$0.06	(1)
October 31, 2022	December 30, 2022	January 16, 2023	$0.36
October 31, 2022	December 30, 2022	January 16, 2023	$0.08	(1)
(1)Represents a special/supplemental dividend.

11. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of consolidated financial highlights for the years ended December 31, 2022, 2021, 2020, 2019 and 2018:

	For the years ended December 31,
	2022	2021	2020	2019	2018
Per Common Share Data:
Net asset value per common share, beginning of year	$16.91	$15.39	$16.56	$17.09	$18.12
Net investment income (loss)(1)	1.93	1.53	1.54	1.79	1.73
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	(0.35)	1.36	(1.46)	(0.75)	(1.10)
Net increase (decrease) in net assets resulting from operations	1.58	2.89	0.08	1.04	0.63
Dividends declared(2)	(1.64)	(1.50)	(1.47)	(1.74)	(1.68)
Other(3)	0.01	0.03	—	—	—
Accretion due to share repurchases	0.13	0.10	0.22	0.17	0.02
Net asset value per common share, end of year	$16.99	$16.91	$15.39	$16.56	$17.09
Market price per common share, end of year	$14.31	$13.73	$10.26	$13.38	$12.40
Number of shares of common stock outstanding, end of year	51,060,136	53,142,454	55,320,309	57,763,811	62,230,251
Total return based on net asset value(4)	13.00%	19.62%	1.81%	7.08%	3.59%
Total return based on market price(5)	17.22%	48.44%	(12.33)%	21.94%	(29.74)%
Net assets attributable to Common Stockholders, end of year	$867,423	$898,804	$851,363	$956,471	$1,063,218
Ratio to average net assets attributable to Common Stockholders:
Expenses net of waiver, before incentive fees	9.23%	7.62%	8.48%	8.79%	6.77%
Expenses net of waiver, after incentive fees	11.65%	9.63%	10.59%	11.05%	8.81%
Expenses gross of waiver, after incentive fees	11.65%	9.63%	10.59%	11.05%	8.81%
Net investment income (loss)(6)	11.75%	9.91%	10.08%	10.47%	9.64%
Interest expense and credit facility fees	4.96%	3.51%	4.49%	5.22%	3.57%
Ratios/Supplemental Data:
Asset coverage, end of period	176.79%	181.94%	182.09%	181.01%	210.31%
Portfolio turnover	30.00%	45.44%	33.06%	38.97%	45.88%
Weighted-average shares of common shares outstanding	52,112,420	54,244,432	56,421,137	60,189,502	62,533,614
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
(3)Includes the impact of different share amounts as a result of calculating certain per share data based on the weighted-average basic shares outstanding and certain per share data based on the shares outstanding as of a period end or transaction date
(4)Total return is based on the change in net asset value per common share during the year plus the declared dividends on common stock, assuming reinvestment of dividends in accordance with the dividend reinvestment plan, divided by the beginning net asset value for the year.
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

Senior Securities
Information about the Company’s senior securities is shown in the following table as of the end of each fiscal year ended December 31 since the Company commenced operations on May 2, 2013.

Class and Year/Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Total Senior Securities
December 31, 2022	$1,129.6	$1,768.0	—	N/A
December 31, 2021	$1,096.9	$1,819.0	—	N/A
December 31, 2020	$1,037.1	$1,821.0	—	N/A
December 31, 2019	$1,180.8	$1,810.0	—	N/A
December 31, 2018	$963.8	$2,103.0	—	N/A
December 31, 2017	$835.9	$2,349.0	—	N/A
December 31, 2016	$694.9	$2,100.0	—	N/A
December 31, 2015	$507.3	$2,127.0	—	N/A
December 31, 2014	$308.4	$2,097.0	—	N/A
December 31, 2013	$66.8	$3,784.0	—	N/A
SPV Credit Facility(5)
December 31, 2020	$—	$—	—	N/A
December 31, 2019	$232.5	$356.0	—	N/A
December 31, 2018	$224.1	$489.0	—	N/A
December 31, 2017	$287.4	$808.0	—	N/A
December 31, 2016	$252.9	$764.0	—	N/A
December 31, 2015	$170.3	$714.0	—	N/A
December 31, 2014	$246.4	$1,675.0	—	N/A
December 31, 2013	$66.8	$3,784.0	—	N/A
Credit Facility(6)
December 31, 2022	$440.4	$689.0	—	N/A
December 31, 2021	$407.7	$676.0	—	N/A
December 31, 2020	$347.9	$611.0	—	N/A
December 31, 2019	$384.1	$589.0	—	N/A
December 31, 2018	$290.5	$634.0	—	N/A
December 31, 2017	$275.5	$774.0	—	N/A
December 31, 2016	$169.0	$511.0	—	N/A
December 31, 2015	$64.0	$268.0	—	N/A
December 31, 2014	$62.0	$421.0	—	N/A
2015-1 Notes(7)
December 31, 2017	$273.0	$767.0	—	N/A
December 31, 2016	$273.0	$825.0	—	N/A
December 31, 2015	$273.0	$1,145.0	—	N/A
2015-1R Notes(7)
December 31, 2022	$449.2	$703.0	—	N/A
December 31, 2021	$449.2	$745.0	—	N/A
December 31, 2020	$449.2	$789.0	—	N/A
December 31, 2019	$449.2	$689.0	—	N/A
December 31, 2018	$449.2	$980.0	—	N/A
2019 Notes(8)
December 31, 2022	$115.0	$180.0	—	N/A
December 31, 2021	$115.0	$191.0	—	N/A
December 31, 2020	$115.0	$202.0	—	N/A
December 31, 2019	$115.0	$176.0	—	N/A
2020 Notes(9)
December 31, 2022	$75.0	$117.0	—	N/A
December 31, 2021	$75.0	$124.0	—	N/A
December 31, 2020	$75.0	$132.0	—	N/A

Class and Year/Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Preferred Stock(10)
December 31, 2022	$50.0	$78.0	—	N/A
December 31, 2021	$50.0	$83.0	—	N/A
December 31, 2020	$50.0	$88.0	—	N/A
(1)    Total amount of each class of senior securities outstanding at the end of the period presented.
(2)    Asset coverage per unit is the ratio of the carrying value of the Company’s total assets, less all liabilities excluding indebtedness represented by senior securities in this table, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness and is calculated on a consolidated basis.
(3)    The amount to which such class of senior security would be entitled upon the Company’s involuntary liquidation in preference to any security junior to it. The “—” in this column indicates information that the SEC expressly does not require to be disclosed for certain types of senior securities.
(4)    Not applicable because the senior securities are not registered for public trading.
(5)    On May 24, 2013, the SPV closed on a senior secured credit facility (the “SPV Credit Facility”). On December 11, 2020, the SPV repaid all outstanding amounts under the SPV Credit Facility and the facility was terminated.
(6)    On March 21, 2014, the Company closed on the Credit Facility.
(7)    On June 26, 2015, the Company completed a $400 million term debt securitization (the “2015-1 Debt Securitization”). The notes offered in the 2015-1 Debt Securitization (the “2015-1 Notes”) were issued by the 2015-1 Issuer. On August 30, 2018, the 2015-1 Issuer refinanced the 2015-1 Debt Securitization (the “2015-1 Debt Securitization Refinancing”) by redeeming in full the 2015-1 Notes and issuing the 2015-1R Notes.
(8)    On December 30, 2019, the Company closed a private offering of the 2019 Notes.
(9)    On December 11, 2020, the Company closed a private offering of the 2020 Notes.
(10)    On May 5, 2020, the Company issued the Preferred Stock.
12. LITIGATION
The Company may become party to certain lawsuits in the ordinary course of business. The Company does not believe that the outcome of current matters, if any, will materially impact the Company or its consolidated financial statements. As of December 31, 2022 and 2021, the Company was not subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company.
In addition, portfolio investments of the Company could be the subject of litigation or regulatory investigations in the ordinary course of business. The Company does not believe that the outcome of any current contingent liabilities of its portfolio investments, if any, will materially affect the Company or these consolidated financial statements.
13. TAX
The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of December 31, 2022 and 2021.
In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. As of December 31, 2022 and 2021, the Company had filed tax returns and therefore is subject to examination.
Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are reclassified among the Company’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from U.S. GAAP. As of December 31, 2022 and 2021, permanent differences primarily due to non-deductible excise tax, non-deductible offering costs, and the tax treatment of partnership investments resulted in a net increase in distributable earnings (loss) by $1,767 and $591, respectively, and net decrease in additional paid-in capital in excess of par by $1,767 and $591, respectively, on the Consolidated Statements of Assets and Liabilities. Total earnings and NAV were not affected.

The tax character of the distributions paid for the fiscal years ended December 31, 2022, 2021 and 2020 was as follows:

	For the years ended December 31,
	2022	2021	2020
Ordinary income	$88,561	$84,473	$84,683
Tax return of capital	$—	$—	$—
Income Tax Information and Distributions to Stockholders
As of December 31, 2022 and 2021, the components of accumulated earnings (deficit) on a tax basis were as follows:

	2022	2021
Undistributed ordinary income	$48,149	$21,197
Other book/tax temporary differences(1)	(530)	(641)
Capital loss carryforwards	(130,222)	(121,046)
Net unrealized appreciation (depreciation) on investments and currency unrealized appreciation (depreciation) on non-investment assets and liabilities(2)	(71,076)	(52,032)
Total accumulated earnings (deficit)	$(153,679)	$(152,522)

(1)Consists of the unamortized portion of organization costs as of December 31, 2022 and 2021, respectively.
(2)The difference between the book-basis and tax-basis unrealized appreciation (depreciation) on investments is attributable primarily to the tax treatment of partnership investments, the tax treatment of defaulted securities, the tax treatment of passive foreign investment companies, the tax treatment of earnings from a controlled foreign corporation, and material modifications of investments.
As of December 31, 2022 and 2021, the cost of investments for federal income tax purposes and gross unrealized appreciation and depreciation on investments and currency unrealized appreciation (depreciation) on non-investment assets and liabilities were as follows:

	2022	2021
Cost of investments	$1,979,816	$1,960,798
Gross unrealized appreciation	23,216	26,534
Gross unrealized depreciation	(94,292)	(78,566)
Net unrealized appreciation (depreciation)	$(71,076)	$(52,032)
For tax purposes, net realized capital losses may be carried over to offset future capital gains, if any. Funds are permitted to carry forward capital losses for an indefinite period, and such losses will retain their character as either short-term or long-term capital losses. As of December 31, 2022 and 2021, the Company had $130,222 and $121,046, of capital loss carryforwards, respectively, of which $18,006 and $19,470 were short-term capital loss carryforwards, respectively, and $112,216 and $101,576 were long-term capital loss carryforwards, respectively.

14. SUBSEQUENT EVENTS
Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed below and elsewhere in these consolidated financial statements.
On February 21, 2023, the Board of Directors declared a base quarterly common stock dividend of $0.37 per share plus a supplemental common stock dividend of $0.07, which are payable on April 14, 2023 to common stockholders of record on March 31, 2023.

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
Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting as of December 31, 2022 was effective.
Attestation Report of the Registered Public Accounting Firm

Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting, which is contained in Part II, Item 8 of this Form 10-K, “Financial Statements and Supplementary Data.”
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
    None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2023 annual meeting of stockholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.
Information relating to our codes of ethics, which apply to, among others, our Chief Executive Officer and Chief Financial Officer, is included in Part I, Item 1 of this Form 10-K “Business-Regulation-Code of Ethics.”
Item 11. Executive Compensation
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2023 annual meeting of stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2023 annual meeting of stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2023 annual meeting of stockholders.
Item 14. Principal Accountant Fees and Services
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2023 annual meeting of stockholders.

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

10.21
Omnibus Amendment No. 9, dated as of May 25, 2022, among Carlyle Secured Lending, Inc., as borrower, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, collateral agent and swingline lender. (31)

10.22
Amended and Restated Senior Secured Revolving Credit Agreement, dated as of March 21, 2014 and Conformed through Amendment No. 9 dated as of May 25, 2022, among Carlyle Secured Lending, Inc., as borrower, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent. (32)

21.1	List of Subsidiaries*

31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Consolidated Financial Statements of Middle Market Credit Fund, LLC for the years ended December 31, 2021 and 2020.*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

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
(27)     Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed by the Company on May 5, 2020 (File No. 814-00995)
(28)     Incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q filed by the Company on May 5, 2020 (File No. 814-00995)
(29)     Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed by the Company on December 11, 2020 (File No. 814-00995)
(30)     Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed by the Company on May 4, 2021 (File No. 814-00995)
(31)    Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed by the Company on June 1, 2022 (File No. 814-00995)
(32)    Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed by the Company on June 1, 2022 (File No. 814-00995)
(c) Consolidated Financial Statement Schedules
Separate financial statements of subsidiaries not consolidated:
Consolidated Financial Statements of Middle Market Credit Fund, LLC for the years ended December 31, 2022 and 2021 are filed as Exhibit 99.1 hereto.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARLYLE SECURED LENDING, INC.
Dated: February 27, 2023	By	/s/ Aren C. LeeKong
Aren C. LeeKong
President and Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: February 27, 2023	By	/s/ Aren C. LeeKong
Aren C. LeeKong
President and Chief Executive Officer (principal executive officer)

Dated: February 27, 2023	By	/s/ Thomas M. Hennigan
Thomas M. Hennigan
Chief Financial Officer (principal financial officer)

Dated: February 27, 2023	By	/s/ Desiree Annunziato
Desiree Annunziato
Treasurer (principal accounting officer)

Dated: February 27, 2023	By	/s/ Nigel D.T. Andrews
Nigel D.T. Andrews
Director

Dated: February 27, 2023	By	/s/ Leslie E. Bradford
Leslie E. Bradford
Director

Dated: February 27, 2023	By	/s/ Mark Jenkins
Mark Jenkins
Director

Dated: February 27, 2023	By	/s/ John G. Nestor
John G. Nestor
Director

Dated: February 27, 2023	By	/s/ Linda Pace
Linda Pace
Director and Chair of the Board

Dated: February 27, 2023	By	/s/ William H. Wright II
William H. Wright II
Director