Form 10-Q
period 2023-03-31
Carlyle Secured Lending, Inc.
filed 2023-05-09
CIK 1544206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding at May 8, 2023 was 50,794,941.

Carlyle Secured Lending, Inc.

CARLYLE SECURED LENDING, INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollar amounts in thousands, except per share data)

	March 31, 2023	December 31, 2022
ASSETS	(unaudited)
Investments, at fair value
Investments—non-controlled/non-affiliated, at fair value (amortized cost of $1,711,272 and $1,734,252, respectively)	$1,661,414	$1,671,488
Investments—non-controlled/affiliated, at fair value (amortized cost of $45,279 and $44,626, respectively)	50,996	45,367
Investments—controlled/affiliated, at fair value (amortized cost of $271,097 and $271,097, respectively)	261,155	263,022
Total investments, at fair value (amortized cost of $2,027,648 and $2,049,975, respectively)	1,973,565	1,979,877
Cash, cash equivalents and restricted cash	42,873	30,506
Receivable for investments sold	6,908	1,528
Interest and dividend receivable	26,174	24,023
Prepaid expenses and other assets	5,887	5,763
Total assets	$2,055,407	$2,041,697
LIABILITIES
Debt and Secured Borrowings, net of unamortized debt issuance costs of $2,352 and $2,449, respectively (Note 7)	$1,092,707	$1,077,192
Payable for investments purchased	—	287
Interest and credit facility fees payable (Note 7)	6,782	6,749
Dividend payable (Note 9)	22,321	22,446
Base management and incentive fees payable (Note 4)	12,729	12,681
Administrative service fees payable (Note 4)	1,221	1,711
Other accrued expenses and liabilities	1,454	3,208
Total liabilities	1,137,214	1,124,274
Commitments and contingencies (Notes 8 and 11)
EQUITY
NET ASSETS
Cumulative convertible preferred stock, $0.01 par value; 2,000,000 shares issued and outstanding as of March 31, 2023 and December 31, 2022	50,000	50,000
Common stock, $0.01 par value; 198,000,000 shares authorized; 50,794,941 and 51,060,136 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	508	511
Paid-in capital in excess of par value	1,018,234	1,022,224
Offering costs	(1,633)	(1,633)
Total distributable earnings (loss)	(148,916)	(153,679)
Total net assets	$918,193	$917,423
NET ASSETS PER COMMON SHARE	$17.09	$16.99
The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE SECURED LENDING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollar amounts in thousands, except per share data) (unaudited)

	For the three month periods ended
	March 31, 2023	March 31, 2022
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$43,254	$30,107
PIK income	4,188	3,721
Other income	961	1,962
Total investment income from non-controlled/non-affiliated investments	48,403	35,790
From non-controlled/affiliated investments:
Interest income	1,694	48
Other income	2	2
Total investment income from non-controlled/affiliated investments	1,696	50
From controlled/affiliated investments:
Interest income	—	3,873
Dividend income	8,276	7,524
Other income	—	272
Total investment income from controlled/affiliated investments	8,276	11,669
Total investment income	58,375	47,509
Expenses:
Base management fees (Note 4)	7,236	7,050
Incentive fees (Note 4)	5,472	5,228
Professional fees	689	783
Administrative service fees (Note 4)	28	406
Interest expense and credit facility fees (Note 7)	17,281	7,616
Directors’ fees and expenses	123	160
Other general and administrative	453	394
Total expenses	31,282	21,637
Net investment income (loss) before taxes	27,093	25,872
Excise tax expense	523	353
Net investment income (loss)	26,570	25,519
Net realized gain (loss) and net change in unrealized appreciation (depreciation):
Net realized gain (loss) on investments:
Non-controlled/non-affiliated investments	(13,503)	4,575
Controlled/affiliated investments	188	1,264
Net realized currency gain (loss) on non-investment assets and liabilities	(53)	(368)
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliated investments	12,906	(11,243)
Non-controlled/affiliated investments	4,976	614
Controlled/affiliated investments	(1,867)	8,057
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	(1,230)	2,265
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	1,417	5,164
Net increase (decrease) in net assets resulting from operations	27,987	30,683
Preferred stock dividend	875	875
Net increase (decrease) in net assets resulting from operations attributable to Common Stockholders	$27,112	$29,808

CARLYLE SECURED LENDING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (continued)
(dollar amounts in thousands, except per share data) (unaudited)

Basic and diluted earnings per common share (Note 9)
Basic	$0.53	$0.56
Diluted	$0.50	$0.53
Weighted-average shares of common stock outstanding (Note 9)
Basic	50,887,075	52,892,054
Diluted	56,289,347	58,194,422

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE SECURED LENDING, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollar amounts in thousands) (unaudited)

	For the three month periods ended
	March 31, 2023	March 31, 2022
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$26,570	$25,519
Net realized gain (loss) on investments and non-investment assets and liabilities	(13,368)	5,471
Net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	14,785	(307)
Net increase (decrease) in net assets resulting from operations	27,987	30,683
Capital transactions:
Repurchase of common stock	(3,993)	(7,008)
Dividends declared on preferred and common stock (Note 9)	(23,224)	(21,939)
Net increase (decrease) in net assets resulting from capital transactions	(27,217)	(28,947)
Net increase (decrease) in net assets	770	1,736
Net assets at beginning of period	917,423	948,804
Net assets at end of period	$918,193	$950,540

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE SECURED LENDING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollar amounts in thousands) (unaudited)

	For the three month periods ended
	March 31, 2023	March 31, 2022
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$27,987	$30,683
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	291	279
Net accretion of discount on investments	(1,855)	(2,338)
Paid-in-kind interest	(5,227)	(4,217)
Net realized (gain) loss on investments	13,315	(5,839)
Net realized currency (gain) loss on non-investment assets and liabilities	53	368
Net change in unrealized (appreciation) depreciation on investments	(16,015)	2,572
Net change in unrealized currency (gain) loss on non-investment assets and liabilities	1,230	(2,265)
Cost of investments purchased and change in payable for investments purchased	(52,585)	(110,079)
Proceeds from sales and repayments of investments and change in receivable for investments sold	62,997	146,912
Changes in operating assets:
Interest and dividend receivable	(2,151)	(4,963)
Prepaid expenses and other assets	(319)	(730)
Changes in operating liabilities:
Interest and credit facility fees payable	33	260
Base management and incentive fees payable	48	485
Administrative service fees payable	(490)	343
Other accrued expenses and liabilities	(1,754)	(670)
Net cash provided by (used in) operating activities	25,558	50,801
Cash flows from financing activities:
Repurchase of common stock	(3,993)	(7,008)
Borrowings on Credit Facility	44,792	58,500
Repayments of Credit Facility	(30,641)	(104,246)
Dividends paid in cash	(23,349)	(21,609)
Net cash provided by (used in) financing activities	(13,191)	(74,363)
Net increase (decrease) in cash, cash equivalents and restricted cash	12,367	(23,562)
Cash, cash equivalents, and restricted cash, beginning of period	30,506	93,074
Cash, cash equivalents, and restricted cash, end of period	$42,873	$69,512
Supplemental disclosures:
Interest and credit facility fees paid during the period	$16,712	$7,106
Taxes, including excise tax, paid during the period	$1,843	$794
Dividends declared on preferred stock and common stock during the period	$23,224	$21,939
The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2023
(dollar amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets

First Lien Debt (66.1% of fair value)
ADPD Holdings, LLC	^*	(2)(3)(13)(15)	Consumer Services	SOFR	6.00%	11.24%	8/16/2022	8/15/2028	$10,013	$9,763	$9,769	1.06%
Advanced Web Technologies Holding Company	^*	(2)(3)(15)	Containers, Packaging & Glass	LIBOR	6.00%	11.00%	12/17/2020	12/17/2026	9,740	9,579	9,607	1.05
Alpine Acquisition Corp II	^*	(2)(3)(13)(15)	Transportation: Cargo	SOFR	5.50%	10.27%	4/19/2022	11/30/2026	7,923	7,743	7,514	0.82
American Physician Partners, LLC	^*	(2)(3)(8)(13)(14)	Healthcare & Pharmaceuticals	SOFR	10.25% (100% PIK)	11.25%	1/7/2019	8/5/2022	31,265	30,137	16,866	1.84
American Physician Partners, LLC	^	(2)(3)(13)(14)	Healthcare & Pharmaceuticals	SOFR	10.25% (100% PIK)	15.06%	12/16/2022	2/15/2023	2,468	2,461	2,468	0.27
Analogic Corporation	^*	(2)(3)(13)(15)	Capital Equipment	SOFR	5.25%	10.08%	6/22/2018	6/22/2024	2,428	2,417	2,381	0.26
Apex Companies Holdings, LLC	^*	(2)(3)(15)	Environmental Industries	SOFR	6.25%	10.94%	1/31/2023	1/31/2028	10,014	9,685	9,657	1.05
Applied Technical Services, LLC	^	(2)(3)(15)	Business Services	LIBOR	5.75%	10.94%	12/29/2020	12/29/2026	554	546	551	0.06
Appriss Health, LLC	^	(2)(3)(15)	Healthcare & Pharmaceuticals	LIBOR	7.25%	11.96%	5/6/2021	5/6/2027	38,266	37,681	37,075	4.04
Apptio, Inc.	^	(2)(3)(15)	Software	LIBOR	5.00%	9.81%	1/10/2019	1/10/2025	7,314	7,261	7,314	0.80
Ascend Buyer, LLC	^*	(2)(3)(13)(15)	Containers, Packaging & Glass	SOFR	6.40%	11.45%	9/30/2021	9/30/2028	3,412	3,336	3,286	0.36
Associations, Inc.	^	(2)(3)(15)	Construction & Building	SOFR	4.00%, 2.50% PIK	10.54%	7/2/2021	7/2/2027	12,936	12,840	12,657	1.38
Atlas AU Bidco Pty Ltd (Australia)	^	(2)(3)(7)(15)	High Tech Industries	SOFR	7.25%	11.98%	12/15/2022	12/12/2029	2,890	2,798	2,836	0.31
Aurora Lux FinCo S.Á.R.L. (Luxembourg)	^*	(2)(3)(7)	Software	LIBOR	6.00%	10.82%	12/24/2019	12/24/2026	32,075	31,594	30,340	3.30
Avalara, Inc.	^	(2)(3)(15)	Diversified Financial Services	SOFR	7.25%	12.15%	10/19/2022	10/19/2028	22,500	21,917	22,144	2.41
Barnes & Noble, Inc.	^	(2)(3)(11)(13)	Retail	SOFR	8.31%	13.17%	8/7/2019	12/20/2026	27,487	26,760	26,889	2.93
BlueCat Networks, Inc. (Canada)	^	(2)(3)(7)(15)	High Tech Industries	SOFR	4.00%, 2.00% PIK	10.94%	8/8/2022	8/8/2028	3,206	3,137	3,129	0.34
BMS Holdings III Corp.	^	(2)(3)(15)	Construction & Building	LIBOR	5.50%	10.66%	9/30/2019	9/30/2026	4,820	4,685	4,503	0.49
Bradyifs Holdings, LLC	^*	(2)(3)(13)(15)	Wholesale	SOFR	6.25%	11.23%	2/21/2020	11/22/2025	13,425	13,210	13,001	1.42
Bubbles Bidco S.P.A. (Italy)	^	(2)(7)(15)	Consumer Goods: Non-Durable	EURIBOR	9.25% (100% PIK)	12.29%	10/20/2021	10/20/2028	€5,189	5,835	5,591	0.61
Bubbles Bidco S.P.A. (Italy)	^	(2)(7)(15)	Consumer Goods: Non-Durable	EURIBOR	6.25%	9.29%	10/20/2021	10/20/2028	€—	(9)	2	0.00
CD&R Madison Parent Ltd (United Kingdom)	^	(2)(7)	Business Services	EURIBOR	8.00%	10.70%	2/27/2023	2/27/2030	600	616	631	0.07
CD&R Madison Parent Ltd (United Kingdom)	^	(2)(7)(15)	Business Services	SONIA	8.50%	12.43%	2/27/2023	2/27/2030	1,217	1,411	1,450	0.16
Celerion Buyer, Inc.	^*	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	6.50%	11.18%	11/3/2022	11/3/2029	3,144	3,051	3,066	0.33
Chartis Holding, LLC	^*	(2)(3)(13)(15)	Business Services	SOFR	5.00%	9.65%	5/1/2019	5/1/2025	744	737	738	0.08

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2023
(dollar amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets

Chemical Computing Group ULC (Canada)	^*	(2)(3)(7)(13)(15)	Software	SOFR	4.50%	9.31%	8/30/2018	8/30/2024	$460	$460	$455	0.05%
CircusTrix Holdings, LLC	^*	(2)(3)(13)	Leisure Products & Services	SOFR	5.50%	10.35%	2/2/2018	1/16/2024	10,531	10,521	10,475	1.14
CircusTrix Holdings, LLC	^	(2)(3)(13)	Leisure Products & Services	SOFR	5.50%	10.41%	1/8/2021	7/16/2023	270	213	270	0.03
Comar Holding Company, LLC	^*	(2)(3)	Containers, Packaging & Glass	SOFR	5.75%	10.70%	6/18/2018	6/18/2024	29,037	28,889	27,341	2.98
Cority Software Inc. (Canada)	^*	(2)(3)(7)(15)	Software	SOFR	5.50%	10.09%	7/2/2019	7/2/2026	10,382	10,250	10,259	1.12
Cority Software Inc. (Canada)	^	(2)(3)(7)	Software	SOFR	7.50%	12.09%	9/3/2020	7/2/2026	1,855	1,820	1,844	0.20
Coupa Holdings, LLC	^	(2)(3)(15)	Software	SOFR	7.50%	12.29%	2/27/2023	2/27/2030	8,638	8,390	8,388	0.91
CPI Intermediate Holdings, Inc.	^*	(2)(3)(15)	Telecommunications	SOFR	5.50%	10.19%	10/6/2022	10/6/2029	3,872	3,793	3,763	0.41
CST Holding Company	^*	(2)(3)(13)(15)	Consumer Goods: Non-Durable	SOFR	6.75%	11.66%	11/1/2022	11/1/2028	5,019	4,864	4,885	0.53
DCA Investment Holding LLC	^*	(2)(3)	Healthcare & Pharmaceuticals	SOFR	6.41%	11.39%	3/11/2021	4/3/2028	14,418	14,275	14,041	1.53
Denali Midco 2, LLC	^	(2)(3)(13)(15)	Consumer Services	SOFR	6.50%	11.41%	9/15/2022	12/22/2027	8,325	8,051	7,948	0.87
Dermatology Associates	^	(2)(3)(13)	Healthcare & Pharmaceuticals	SOFR	6.25% (100% PIK)	11.27%	5/31/2016	6/30/2023	28,312	28,312	28,288	3.08
Dermatology Associates	^	(2)(3)(8)(11)	Healthcare & Pharmaceuticals	SOFR	11.40% (100% PIK)	16.13%	5/31/2016	6/30/2023	43,311	24,963	31,490	3.43
Diligent Corporation	^	(2)(3)(15)	Telecommunications	LIBOR	6.25%	11.09%	8/4/2020	8/4/2025	657	646	629	0.07
Dwyer Instruments, Inc.	^*	(2)(3)(15)	Capital Equipment	LIBOR	6.00%	11.16%	7/21/2021	7/21/2027	3,919	3,849	3,872	0.42
Eliassen Group, LLC	^*	(2)(3)(15)	Business Services	SOFR	5.50%	10.41%	4/14/2022	4/14/2028	1,576	1,514	1,538	0.17
Ellkay, LLC	^*	(2)(3)(15)	Healthcare & Pharmaceuticals	LIBOR	6.25%	11.39%	9/14/2021	9/14/2027	14,071	13,825	13,489	1.47
Emergency Communications Network, LLC	^*	(2)(3)	Telecommunications	SOFR	2.50%, 5.25% PIK	12.43%	6/1/2017	6/1/2024	26,916	26,883	23,050	2.51
EPS Nass Parent, Inc.	^	(2)(3)(15)	Utilities: Electric	LIBOR	5.75%	10.91%	4/19/2021	4/19/2028	928	913	888	0.10
EvolveIP, LLC	^*	(2)(3)(13)(15)	Telecommunications	SOFR	5.50%	10.53%	11/26/2019	6/7/2025	5,562	5,561	5,466	0.59
Excel Fitness Holdings, Inc.	^*	(2)(3)(13)(15)	Leisure Products & Services	SOFR	5.25%	10.27%	4/29/2022	4/29/2029	6,727	6,600	6,446	0.70
Excelitas Technologies Corp.	^	(2)(3)(13)(15)	Capital Equipment	SOFR	5.75%	10.63%	8/12/2022	8/12/2029	3,163	3,098	3,061	0.33
Excelitas Technologies Corp.	^	(2)	Capital Equipment	EURIBOR	5.75%	8.36%	8/12/2022	8/12/2029	€1,275	1,284	1,342	0.14
FPG Intermediate Holdco, LLC	^	(2)(3)(13)(15)	Consumer Services	SOFR	6.50%	11.41%	8/5/2022	3/5/2027	426	350	248	0.03
Greenhouse Software, Inc.	^	(2)(3)(15)	Software	SOFR	7.00%	11.90%	3/1/2021	9/1/2028	33,413	32,706	32,462	3.53
Guidehouse LLP	^	(2)(3)	Sovereign & Public Finance	LIBOR	6.25%	11.16%	9/30/2022	10/16/2028	79	78	78	0.01
Hadrian Acquisition Limited (United Kingdom)	^	(2)(3)(7)	Diversified Financial Services	SONIA	5.26%, 3.47% PIK	12.91%	2/28/2022	2/28/2029	£14,802	19,270	17,895	1.95
Hadrian Acquisition Limited (United Kingdom)	^	(2)(3)(7)(15)	Diversified Financial Services	SONIA	5.00%, 2.75% PIK	11.93%	2/28/2022	2/28/2029	£3,758	4,317	4,512	0.49

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2023
(dollar amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets

Harbour Benefit Holdings, Inc.	^*	(2)(3)(15)	Business Services	LIBOR	5.00%	10.13%	12/13/2017	12/13/2024	$2,987	$2,968	$2,952	0.32%
Heartland Home Services, Inc.	^*	(2)(3)(15)	Consumer Services	LIBOR	5.75%	10.59%	2/10/2022	12/15/2026	10,301	10,184	10,005	1.09
Heartland Home Services, Inc.	^*	(2)(3)(15)	Consumer Services	LIBOR	6.00%	10.83%	12/15/2020	12/15/2026	7,171	7,111	7,076	0.77
Hercules Borrower LLC	^*	(2)(3)(15)	Environmental Industries	LIBOR	6.50%	11.34%	12/14/2020	12/14/2026	18,451	18,072	18,172	1.98
Higginbotham Insurance Agency, Inc.	^	(2)(3)	Diversified Financial Services	LIBOR	5.25%	10.09%	11/25/2020	11/25/2026	450	446	440	0.05
Hoosier Intermediate, LLC	^*	(2)(3)(15)	Healthcare & Pharmaceuticals	LIBOR	5.50%	10.36%	11/15/2021	11/15/2028	10,924	10,720	9,871	1.08
HS Spa Holdings Inc.	^	(2)(3)(15)	Consumer Services	SOFR	5.75%	10.45%	6/2/2022	6/2/2029	8,583	8,406	8,386	0.91
iCIMS, Inc.	^	(2)(3)(15)	Software	SOFR	7.25%	12.05%	8/18/2022	8/18/2028	25,801	25,359	24,939	2.72
Infront Luxembourg Finance S.À R.L. (Luxembourg)	^	(2)(7)	Leisure Products & Services	EURIBOR	9.00%	11.70%	5/28/2021	5/28/2027	€8,250	9,814	8,835	0.96
Integrity Marketing Acquisition, LLC	^	(2)(3)	Diversified Financial Services	LIBOR	6.02%	10.97%	12/3/2021	8/27/2025	428	424	418	0.05
IQN Holding Corp.	^	(2)(3)(15)	Business Services	SOFR	5.25%	10.14%	5/2/2022	5/2/2029	6,806	6,735	6,753	0.73
Jeg's Automotive, LLC	^*	(2)(3)(15)	Automotive	LIBOR	6.00%	10.95%	12/22/2021	12/22/2027	20,578	20,173	17,555	1.91
K2 Insurance Services, LLC	^*	(2)(3)(15)	Diversified Financial Services	LIBOR	5.00%	10.16%	7/3/2019	7/1/2026	3,322	3,277	3,322	0.36
Kaseya, Inc.	^	(2)(3)(15)	High Tech Industries	SOFR	5.75%	10.65%	6/23/2022	6/23/2029	35,453	34,746	34,465	3.75
Lifelong Learner Holdings, LLC	^*	(2)(3)(15)	Business Services	LIBOR	5.75%	10.58%	10/18/2019	10/18/2026	25,903	25,614	24,546	2.67
LinQuest Corporation	*	(2)(3)	Aerospace & Defense	LIBOR	5.75%	10.70%	7/28/2021	7/28/2028	9,850	9,691	9,021	0.98
LVF Holdings, Inc.	^*	(2)(3)(13)(15)	Beverage & Food	SOFR	6.25%	11.30%	6/10/2021	6/10/2027	40,962	40,266	38,586	4.20
Material Holdings, LLC	^*	(2)(3)(15)	Business Services	SOFR	5.75%	10.75%	8/19/2021	8/19/2027	8,446	8,314	8,092	0.88
Maverick Acquisition, Inc.	^*	(2)(3)	Aerospace & Defense	LIBOR	6.25%	11.09%	6/1/2021	6/1/2027	35,532	35,005	28,685	3.12
Medical Manufacturing Technologies, LLC	^*	(2)(3)(13)(15)	Healthcare & Pharmaceuticals	SOFR	5.50%	10.42%	12/23/2021	12/23/2027	28,995	28,485	28,374	3.09
NEFCO Holding Company LLC	^*	(2)(3)(13)(15)	Construction & Building	SOFR	6.50%	11.28%	8/5/2022	8/5/2028	6,354	6,223	6,154	0.67
NMI AcquisitionCo, Inc.	^*	(2)(3)(15)	High Tech Industries	LIBOR	5.75%	10.59%	9/6/2017	9/6/2025	39,808	39,763	38,740	4.22
North Haven Fairway Buyer, LLC	^*	(2)(3)(15)	Consumer Services	SOFR	6.50%	11.37%	5/17/2022	5/17/2028	22,913	22,490	22,211	2.42
North Haven Stallone Buyer, LLC	^	(2)(3)(15)	Consumer Services	SOFR	5.75%	11.57%	10/11/2022	5/24/2027	20	16	17	0.00
Oak Purchaser, Inc.	^	(2)(3)(15)	Business Services	SOFR	5.50%	10.36%	4/28/2022	4/28/2028	5,944	5,875	5,752	0.63
Oranje Holdco, Inc.	^	(2)(3)(15)	Business Services	SOFR	7.75%	12.43%	2/1/2023	2/1/2029	8,052	7,830	7,860	0.86
Performance Health Holdings, Inc.	*	(2)(3)(13)	Healthcare & Pharmaceuticals	SOFR	6.00%	11.16%	7/12/2021	7/12/2027	6,444	6,346	6,312	0.69
Pestco Intermediate, LLC	^	(2)(3)(13)(15)	Environmental Industries	SOFR	6.75%	11.86%	2/6/2023	2/17/2028	3,707	3,549	3,547	0.39
PF Atlantic Holdco 2, LLC	^	(2)(3)(13)(15)	Leisure Products & Services	SOFR	5.50%	10.74%	11/12/2021	11/12/2027	4,366	4,140	4,148	0.45
PF Growth Partners, LLC	*	(2)(3)	Leisure Products & Services	LIBOR	5.00%	9.81%	7/1/2019	7/11/2025	7,936	7,885	7,883	0.86
PPT Management Holdings, LLC	^	(2)(3)(8)	Healthcare & Pharmaceuticals	LIBOR	6.00%, 2.50% PIK	9.50%	12/15/2016	5/1/2023	31,371	29,446	20,534	2.24

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2023
(dollar amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets

PPT Management Holdings, LLC	^	(2)(3)(8)(15)	Healthcare & Pharmaceuticals	LIBOR	6.00%, 4.50% PIK	15.34%	12/15/2016	5/1/2023	$128	$128	$128	0.01%
Project Castle, Inc.	*	(2)(3)	Capital Equipment	SOFR	5.50%	10.40%	6/24/2022	6/1/2029	7,463	6,744	6,324	0.69
Prophix Software Inc. (Canada)	^	(2)(3)(7)(15)	Software	LIBOR	6.50%	11.20%	2/1/2021	2/1/2026	10,963	10,785	10,963	1.19
PXO Holdings I Corp.	^*	(2)(3)(13)(15)	Chemicals, Plastics & Rubber	SOFR	5.50%	10.44%	3/8/2022	3/8/2028	7,050	6,894	6,917	0.75
QNNECT, LLC	^*	(2)(3)(15)	Aerospace & Defense	SOFR	7.00%	11.69%	11/2/2022	11/2/2029	5,342	5,151	5,224	0.57
Quantic Electronics, LLC	^*	(2)(3)(13)(15)	Aerospace & Defense	SOFR	6.25%	11.21%	11/19/2020	11/19/2026	15,545	15,320	14,884	1.62
Quantic Electronics, LLC	^*	(2)(3)(13)(15)	Aerospace & Defense	SOFR	6.25%	11.23%	3/1/2021	3/1/2027	9,800	9,629	9,301	1.01
QW Holding Corporation	^*	(2)(3)	Environmental Industries	LIBOR	5.50%	10.35%	8/31/2016	8/31/2026	32,190	32,150	32,190	3.51
Radwell Parent, LLC	^*	(2)(3)(13)(15)	Wholesale	SOFR	6.75%	11.66%	12/1/2022	4/1/2029	18,744	18,169	18,322	2.00
Regency Entertainment, Inc.	^	(2)(3)(13)	Media: Diversified & Production	SOFR	6.75%	11.44%	5/22/2020	10/22/2025	20,000	19,782	19,780	2.15
Riveron Acquisition Holdings, Inc.	*	(2)(3)	Diversified Financial Services	LIBOR	5.75%	10.91%	5/22/2019	5/22/2025	1,672	1,647	1,672	0.18
RSC Acquisition, Inc.	^	(2)(3)(13)(15)	Diversified Financial Services	SOFR	5.50%	10.38%	11/1/2019	11/1/2026	11,582	11,464	11,162	1.22
Sapphire Convention, Inc.	^	(2)(3)(15)	Telecommunications	LIBOR	5.25%	10.17%	11/20/2018	11/20/2025	27,978	27,726	27,262	2.97
SCP Eye Care HoldCo, LLC	^	(2)(3)(13)(15)	Healthcare & Pharmaceuticals	SOFR	5.75%	10.48%	10/7/2022	10/7/2029	128	123	123	0.01
Smarsh Inc.	^	(2)(3)(15)	Software	SOFR	6.50%	11.29%	2/18/2022	2/18/2029	7,428	7,278	7,222	0.79
SPay, Inc.	^*	(2)(3)(13)	Leisure Products & Services	SOFR	5.75%, 3.50% PIK	14.38%	6/15/2018	3/15/2025	24,932	24,830	21,831	2.38
Speedstar Holding, LLC	^*	(2)(3)(13)	Automotive	SOFR	7.25%	12.28%	1/22/2021	1/22/2027	26,625	26,256	26,559	2.89
Spotless Brands, LLC	^*	(2)(3)(13)(15)	Consumer Services	SOFR	6.50%	11.32%	6/21/2022	7/25/2028	18,927	18,571	18,381	2.00
Spotless Brands, LLC	^	(2)(3)(13)(15)	Consumer Services	SOFR	6.75%	11.61%	6/21/2022	7/25/2028	—	(440)	(267)	(0.03)
Tank Holding Corp.	^*	(2)(3)(13)(15)	Capital Equipment	SOFR	5.75%	10.66%	3/31/2022	3/31/2028	18,216	17,880	17,827	1.94
TCFI Aevex LLC	^*	(2)(3)	Aerospace & Defense	LIBOR	6.00%	10.84%	3/18/2020	3/18/2026	11,019	10,907	10,441	1.14
The Carlstar Group LLC	^*	(2)(3)(13)(15)	Automotive	SOFR	6.50%	11.34%	7/8/2022	7/8/2027	14,263	13,924	14,105	1.54
TIBCO Software Inc.	*	(2)(3)	High Tech Industries	SOFR	4.50%	9.50%	9/30/2022	3/31/2029	15,000	13,718	13,600	1.48
Trader Corporation (Canada)	^	(2)(3)(7)(15)	Automotive	CDOR	6.75%	11.68%	12/22/2022	12/22/2029	12,081	8,649	8,708	0.95
Tufin Software North America, Inc.	^	(2)(3)(13)(15)	Software	SOFR	7.69%	12.44%	8/17/2022	8/17/2028	27,226	26,705	26,539	2.89
Turbo Buyer, Inc.	^	(2)(3)(15)	Automotive	LIBOR	6.00%	11.19%	12/2/2019	12/2/2025	1,710	1,631	1,614	0.18
U.S. Legal Support, Inc.	^*	(2)(3)(13)(15)	Business Services	SOFR	5.75%	10.66%	11/30/2018	11/30/2024	15,969	15,835	15,668	1.71
US INFRA SVCS Buyer, LLC	^	(2)(3)	Environmental Industries	LIBOR	6.50%, 0.25% PIK	11.68%	4/13/2020	4/13/2026	9,089	8,990	8,777	0.96
USALCO, LLC	*	(2)(3)	Chemicals, Plastics & Rubber	LIBOR	6.00%	11.16%	10/19/2021	10/19/2027	988	972	967	0.10
USR Parent Inc.	^	(2)(3)	Retail	SOFR	7.60%	12.27%	4/22/2022	4/25/2027	4,111	4,076	3,978	0.43

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2023
(dollar amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets

Westfall Technik, Inc.	^*	(2)(3)	Chemicals, Plastics & Rubber	SOFR	6.25%	11.25%	9/13/2018	9/13/2024	$26,400	$26,243	$25,753	2.80%
Wineshipping.com LLC	^*	(2)(3)(13)(15)	Beverage & Food	SOFR	5.75%	10.77%	10/29/2021	10/29/2027	5,134	5,011	4,841	0.53
Yellowstone Buyer Acquisition, LLC	^	(2)(3)	Consumer Goods: Durable	LIBOR	5.75%	10.57%	9/13/2021	9/13/2027	443	436	426	0.05
YLG Holdings, Inc.	^	(2)(3)(13)	Consumer Services	SOFR	5.00%	9.80%	9/30/2020	11/1/2025	1,955	1,916	1,952	0.21
First Lien Debt Total										$1,353,359	$1,304,713	142.10%

Second Lien Debt (13.1% of fair value)
11852604 Canada Inc. (Canada)	^	(2)(3)(7)	Healthcare & Pharmaceuticals	LIBOR	9.50% (100% PIK)	13.17%	9/30/2021	9/30/2028	$7,840	$7,709	$7,663	0.83%
AI Convoy S.A.R.L (United Kingdom)	^	(2)(3)(7)	Aerospace & Defense	LIBOR	8.25%	12.92%	1/17/2020	1/17/2028	24,814	24,430	25,310	2.76
Aimbridge Acquisition Co., Inc.	^	(2)	Leisure Products & Services	LIBOR	7.50%	12.16%	2/1/2019	2/1/2027	9,241	9,147	8,632	0.94
AP Plastics Acquisition Holdings, LLC	^	(2)(3)	Chemicals, Plastics & Rubber	LIBOR	7.50%	12.28%	8/10/2021	8/10/2029	33,680	32,892	33,077	3.60
AQA Acquisition Holdings, Inc.	^*	(2)(3)	High Tech Industries	LIBOR	7.50%	12.45%	3/3/2021	3/3/2029	35,000	34,294	33,687	3.67
Blackbird Purchaser, Inc.	^	(2)(3)(13)(15)	Capital Equipment	SOFR	7.50%	12.41%	12/14/2021	4/8/2027	13,791	13,501	13,432	1.46
Brave Parent Holdings, Inc.	^*	(2)	Software	LIBOR	7.50%	12.34%	10/3/2018	4/19/2026	18,197	17,987	17,637	1.92
Drilling Info Holdings, Inc.	^	(2)	Energy: Oil & Gas	LIBOR	8.25%	13.09%	2/11/2020	7/30/2026	18,600	18,301	18,600	2.03
Jazz Acquisition, Inc.	^	(2)	Aerospace & Defense	LIBOR	8.00%	12.84%	6/13/2019	6/18/2027	23,450	23,236	22,017	2.40
Outcomes Group Holdings, Inc.	^*	(2)	Business Services	LIBOR	7.50%	12.34%	10/23/2018	10/26/2026	1,731	1,728	1,686	0.18
PAI Holdco, Inc.	^	(2)(3)	Automotive	LIBOR	5.50%, 2.00% PIK	12.33%	10/28/2020	10/28/2028	14,161	13,853	13,630	1.48
Peraton Corp.	^*	(2)(3)	Aerospace & Defense	LIBOR	7.75%	12.65%	2/24/2021	2/1/2029	5,441	5,373	5,300	0.58
Quartz Holding Company	^*	(2)	Software	LIBOR	8.00%	12.84%	4/2/2019	4/2/2027	7,048	6,967	7,029	0.77
Stonegate Pub Company Bidco Limited (United Kingdom)	^	(2)(7)	Beverage & Food	SONIA	8.50%	11.43%	3/12/2020	3/12/2028	£20,000	24,843	23,041	2.51
TruGreen Limited Partnership	^	(2)(3)	Consumer Services	LIBOR	8.50%	13.33%	11/16/2020	11/2/2028	13,000	12,797	11,498	1.25
World 50, Inc.	^	(9)	Business Services	FIXED	11.50%	11.50%	1/10/2020	1/9/2027	18,098	17,834	17,190	1.87
Second Lien Debt Total										$264,892	$259,429	28.25%

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2023
(dollar amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (5.0% of fair value)
ANLG Holdings, LLC	^	(6)	Capital Equipment	6/22/2018	592	$592	$751	0.08%
Appriss Health, LLC	^	(6)	Healthcare & Pharmaceuticals	5/6/2021	5	5,143	4,974	0.54
Atlas Ontario LP (Canada)	^	(6)(7)	Business Services	4/7/2021	5,114	5,114	5,114	0.56
Avenu Holdings, LLC	^	(6)	Sovereign & Public Finance	9/28/2018	172	104	541	0.06
Blackbird Holdco, Inc.	^	(6)	Capital Equipment	12/14/2021	11	11,153	10,785	1.18
Buckeye Parent, LLC	^	(6)	Automotive	12/22/2021	885	885	280	0.03
Chartis Holding, LLC	^	(6)	Business Services	5/1/2019	433	427	668	0.07
CIP Revolution Holdings, LLC	^	(6)	Media: Advertising, Printing & Publishing	8/19/2016	318	318	256	0.03
Cority Software Inc. (Canada)	^	(6)(7)	Software	7/2/2019	250	250	652	0.07
Derm Growth Partners III, LLC	^	(6)	Healthcare & Pharmaceuticals	5/31/2016	1,000	1,000	—	—
Diligent Corporation	^	(6)	Telecommunications	4/5/2021	12	12,158	11,634	1.27
ECP Parent, LLC	^	(6)	Healthcare & Pharmaceuticals	3/29/2018	268	—	290	0.03
GB Vino Parent, L.P.	^	(6)	Beverage & Food	10/29/2021	4	351	381	0.04
Integrity Marketing Group, LLC	^	(6)	Diversified Financial Services	12/21/2021	17,144	16,928	17,093	1.86
K2 Insurance Services, LLC	^	(6)	Diversified Financial Services	7/3/2019	433	306	1,450	0.16
Legacy.com, Inc.	^	(6)	High Tech Industries	3/20/2017	1,500	1,500	1,075	0.12
NearU Holdings LLC	^	(6)	Consumer Services	8/16/2022	25	2,470	2,470	0.27
NEFCO Holding Company LLC	^	(6)	Construction & Building	8/5/2022	1	608	608	0.07
North Haven Goldfinch Topco, LLC	^	(6)	Containers, Packaging & Glass	6/18/2018	2,315	2,315	938	0.10
Pascal Ultimate Holdings, L.P	^	(6)	Capital Equipment	7/21/2021	36	364	850	0.09
Picard Parent, Inc.	^	(6)	High Tech Industries	9/30/2022	9	8,871	8,920	0.97
Profile Holdings I, LP	^	(6)	Chemicals, Plastics & Rubber	3/8/2022	5	523	673	0.07
Sinch AB (Sweden)	^	(6)(7)	High Tech Industries	3/26/2019	106	1,168	285	0.03
Tailwind HMT Holdings Corp.	^	(6)	Energy: Oil & Gas	11/17/2017	22	1,558	1,686	0.18
Talon MidCo 1 Limited	^	(6)	Software	8/17/2022	145,631	1,456	1,725	0.19
Tank Holding Corp.	^	(6)	Capital Equipment	3/26/2019	850	—	2,920	0.32
Titan DI Preferred Holdings, Inc.	^	(6)	Energy: Oil & Gas	2/11/2020	15,154	14,935	14,813	1.61
Turbo Buyer, Inc.	^	(6)	Automotive	12/2/2019	1,925	933	2,554	0.28
U.S. Legal Support Investment Holdings, LLC	^	(6)	Business Services	11/30/2018	641	641	589	0.07
W50 Parent LLC	^	(6)	Business Services	1/10/2020	500	190	708	0.08
Zenith American Holding, Inc.	^	(6)	Business Services	12/13/2017	1,565	760	1,589	0.17
Equity Investments Total						$93,021	$97,272	10.60%
Total investments—non-controlled/non-affiliated						$1,711,272	$1,661,414	180.95%

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2023
(dollar amounts in thousands) (unaudited)

Investments—non-controlled/affiliated		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (2.3% of fair value)
Direct Travel, Inc.	^*	(2)(3)(12)(13)	Leisure Products & Services	SOFR	8.50%	13.41%	10/14/2016	10/1/2025	$43,740	$42,370	$43,012	4.68%
Direct Travel, Inc.	^	(2)(3)(12)(13)(15)	Leisure Products & Services	SOFR	6.00%	10.78%	10/1/2020	10/1/2025	3,015	2,909	3,015	0.33
First Lien Debt Total										$45,279	$46,027	5.01%

Investments—non-controlled/affiliated		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (0.3% of fair value)
Direct Travel, Inc.	^	(6)(12)	Leisure Products & Services	10/1/2020	43	$—	$4,969	0.54%
Equity Investments Total						$—	$4,969	0.54%
Total investments—non-controlled/affiliated						$45,279	$50,996	5.55%

Investments—controlled/affiliated		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par Amount/ LLC Interest **	Cost	Fair Value (5)	% of Net Assets
Investment Funds (13.2% of fair value)
Middle Market Credit Fund II, LLC, Member's Interest	^	(7)(10)	Investment Funds	N/A		14.22%	11/3/2020	12/31/2030	$78,122	$78,096	$71,185	7.75%
Middle Market Credit Fund, LLC, Subordinated Loan and Member's Interest	^	(7)(10)	Investment Funds	N/A		11.40%	2/29/2016	12/31/2024	193,000	193,001	189,970	20.70
Middle Market Credit Fund, Mezzanine Loan		(2)(7)(9)(10)	Investment Funds	LIBOR	9.00%	14.19%	6/30/2016	5/21/2023	—	—	—	—
Investment Funds Total										$271,097	$261,155	28.45%
Total investments—controlled/affiliated										$271,097	$261,155	28.45%
Total Investments										$2,027,648	$1,973,565	214.94%

^ Denotes that all or a portion of the assets are owned by Carlyle Secured Lending, Inc. (together with its consolidated subsidiaries, “we,” “us,” “our,” “CSL” or the “Company”). The Company has entered into a senior secured revolving credit facility (as amended, the “Credit Facility”). The lenders of the Credit Facility have a first lien security interest in substantially all of the portfolio investments held by the Company (see Note 7, Borrowings, to these consolidated financial statements). Accordingly, such assets are not available to creditors of Carlyle Direct Lending CLO 2015-1R LLC (the “2015-1 Issuer”).
* Denotes that all or a portion of the assets are owned by the Company's wholly owned subsidiary, the 2015-1 Issuer, and secure the notes issued in connection with a term debt securitization completed by the Company on June 26, 2015 (see Note 7, Borrowings, to these unaudited consolidated financial statements). Accordingly, such assets are not available to the creditors of the Company.
** Par amount is denominated in USD (“$”) unless otherwise noted, as denominated in Euro (“€”), Canadian Dollar (“C$”) or British Pound (“£”).
(1)Unless otherwise indicated, issuers of debt and equity investments held by the Company are domiciled in the United States. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2023
(dollar amounts in thousands) (unaudited)
held the power to exercise control over the management or policies of the portfolio company. As of March 31, 2023, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of March 31, 2023, the Company is not an “affiliated person” of any of these portfolio companies. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”), the Secured Overnight Financing Rate (“SOFR”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of March 31, 2023. As of March 31, 2023, the reference rates for our variable rate loans were the 30-day LIBOR at 4.86%, the 90-day LIBOR at 5.19%, the 180-day LIBOR at 5.31%, the 30-day SOFR at 4.80%, the 90-day SOFR at 4.91%, the 180-day SOFR at 4.90%, the daily SONIA at 4.18%, the 90-day EURIBOR at 3.04% and the 30-day CDOR at 5.03%.
(3)Loan includes interest rate floor feature, which is generally 1.00%.
(4)Amortized cost represents original cost, including origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion/amortization of discounts/premiums, as applicable, on debt investments using the effective interest method.
(5)Fair value is determined in good faith by the Investment Adviser, as the valuation designee pursuant to Rule 2a-5 under the Investment Company Act (see Note 2, Significant Accounting Policies, and Note 3, Fair Value Measurements, to these unaudited consolidated financial statements), pursuant to the Company’s valuation policy. The fair value of all first lien and second lien debt investments, equity investments and the investment funds was determined using significant unobservable inputs.
(6)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of March 31, 2023, the aggregate fair value of these securities is $102,241, or 11.14% of the Company’s net assets.
(7)The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(8)Loan was on non-accrual status as of March 31, 2023.
(9)Represents a corporate mezzanine loan, which is subordinated to senior secured term loans of the portfolio company/investment fund.
(10)Under the Investment Company Act, the Company is deemed to be an “affiliated person” of and “control” this investment fund because the Company owns more than 25% of the investment fund’s outstanding voting securities and/or has the power to exercise control over management or policies of such investment fund. See Note 5, Middle Market Credit Fund, LLC, and Note 6, Middle Market Credit Fund II, LLC, to these unaudited consolidated financial statements for more details. Transactions related to investments in controlled affiliates for the three month period ended March 31, 2023, were as follows:

Investments—controlled/affiliated	Fair Value as of December 31, 2022	Additions/Purchases	Reductions/Sales/ Paydowns	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of March 31, 2023	Dividend Income
Middle Market Credit Fund II LLC, Member's Interest	$72,957	$—	$—	$—	$(1,772)	$71,185	$2,776
Middle Market Credit Fund, LLC, Subordinated Loan and Member’s Interest	190,065	—	—	—	(95)	189,970	5,500
Middle Market Credit Fund, Mezzanine Loan	—	—	—	—	—	—	—
Total investments—controlled/affiliated	$263,022	$—	$—	$—	$(1,867)	$261,155	$8,276

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
(12)    Under the Investment Company Act, the Company is deemed an “affiliated person” of this portfolio company because the Company owns 5% or more of the portfolio company's outstanding voting securities. Transactions related to the portfolio company during the three month period ended March 31, 2023 were as follows:

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2023
(dollar amounts in thousands) (unaudited)

Investments—non-controlled/affiliated	Fair Value as of December 31, 2022	Additions/Purchases	Reductions/Sales/ Paydowns	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of March 31, 2023	Interest and Other Income
Direct Travel, Inc.	$42,636	$358	$—	$—	$18	$43,012	$1,610
Direct Travel, Inc.	2,731	295	—	—	(11)	3,015	86
Direct Travel, Inc. (Equity)	—	—	—	—	4,969	4,969	—
Total investments—non-controlled/affiliated	$45,367	$653	$—	$—	$4,976	$50,996	$1,696

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2023
(dollar amounts in thousands) (unaudited)
(13)Loans include a credit spread adjustment that ranges from 0.10% to 0.25%.
(14)Loan is in forbearance as of March 31, 2023.
(15)As of March 31, 2023, the Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
First and Second Lien Debt—unfunded delayed draw and revolving term loans commitments
ADPD Holdings, LLC	Delayed Draw	0.50%	$1,951	$(35)
ADPD Holdings, LLC	Delayed Draw	0.50	1,083	(19)
ADPD Holdings, LLC	Revolver	0.50	621	(11)
Advanced Web Technologies Holding Company	Delayed Draw	1.00	1,153	(13)
Advanced Web Technologies Holding Company	Revolver	0.50	854	(10)
Alpine Acquisition Corp II	Revolver	0.50	3,102	(115)
Analogic Corporation	Revolver	0.50	48	(1)
Apex Companies Holdings, LLC	Delayed Draw	1.00	2,305	(67)
Applied Technical Services, LLC	Revolver	0.50	14	—
Appriss Health, LLC	Revolver	0.50	1,481	(44)
Apptio, Inc.	Revolver	0.50	237	—
Ascend Buyer, LLC	Revolver	0.50	1,284	(34)
Associations, Inc.	Revolver	0.50	723	(15)
Atlas AU Bidco Pty Ltd (Australia)	Revolver	0.50	268	(5)
Avalara, Inc.	Revolver	0.50	2,250	(32)
Blackbird Purchaser, Inc.	Delayed Draw	1.00	4,597	(90)
BlueCat Networks, Inc. (Canada)	Delayed Draw	0.50	405	(8)
BlueCat Networks, Inc. (Canada)	Delayed Draw	0.50	240	(5)
BMS Holdings III Corp.	Delayed Draw	2.65	4,844	(159)
Bradyifs Holdings, LLC	Delayed Draw	1.00	2,059	(54)
Bradyifs Holdings, LLC	Revolver	0.50	739	(19)
Bubbles Bidco S.P.A. (Italy)	Delayed Draw	2.80	€873	4
Bubbles Bidco S.P.A. (Italy)	Revolver	—	€537	2
CD&R Madison Parent Ltd (United Kingdom)	Delayed Draw	1.50	£271	(7)
Celerion Buyer, Inc.	Delayed Draw	1.00	499	(10)
Celerion Buyer, Inc.	Revolver	0.50	249	(5)
Chartis Holding, LLC	Revolver	0.50	159	(1)
Chemical Computing Group ULC (Canada)	Revolver	0.50	29	—
Cority Software Inc. (Canada)	Revolver	0.50	3,000	(28)
Coupa Holdings, LLC	Delayed Draw	1.00	771	(19)
Coupa Holdings, LLC	Revolver	0.50	591	(15)
CPI Intermediate Holdings, Inc.	Delayed Draw	1.00	927	(21)

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2023
(dollar amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
CST Holding Company	Revolver	0.50%	$423	$(10)
Denali Midco 2, LLC	Delayed Draw	1.00	1,638	(62)
Diligent Corporation	Revolver	0.50	33	(1)
Direct Travel, Inc.	Delayed Draw	0.50	1,373	—
Dwyer Instruments, Inc.	Delayed Draw	1.00	161	(2)
Dwyer Instruments, Inc.	Revolver	0.50	916	(9)
Eliassen Group, LLC	Delayed Draw	1.00	3,310	(26)
Ellkay, LLC	Revolver	0.50	1,786	(66)
EPS Nass Parent, Inc.	Delayed Draw	1.00	37	(2)
EPS Nass Parent, Inc.	Revolver	0.50	22	(1)
EvolveIP, LLC	Revolver	0.50	636	(10)
Excel Fitness Holdings, Inc.	Revolver	0.50	367	(15)
Excelitas Technologies Corp.	Delayed Draw	0.50	99	(3)
Excelitas Technologies Corp.	Revolver	0.50	224	(7)
FPG Intermediate Holdco, LLC	Delayed Draw	1.00	3,973	(160)
Greenhouse Software, Inc.	Revolver	0.50	1,059	(29)
Greenhouse Software, Inc.	Revolver	0.50	528	(14)
Hadrian Acquisition Limited (United Kingdom)	Delayed Draw	2.33	£1,933	(31)
Harbour Benefit Holdings, Inc.	Revolver	0.50	3,180	(18)
Heartland Home Services, Inc.	Delayed Draw	0.75	4,680	(93)
Heartland Home Services, Inc.	Revolver	0.50	619	(8)
Hercules Borrower LLC	Revolver	0.50	1,929	(26)
Hoosier Intermediate, LLC	Revolver	0.50	1,360	(117)
HS Spa Holdings Inc.	Revolver	0.50	1,235	(25)
iCIMS, Inc.	Delayed Draw	—	6,523	(162)
iCIMS, Inc.	Revolver	0.50	2,432	(60)
IQN Holding Corp.	Delayed Draw	1.00	696	(5)
IQN Holding Corp.	Revolver	0.50	489	(3)
Jeg's Automotive, LLC	Delayed Draw	1.00	4,167	(509)
K2 Insurance Services, LLC	Revolver	0.50	1,120	—
Kaseya, Inc.	Delayed Draw	0.50	1,146	(29)
Kaseya, Inc.	Revolver	0.50	2,054	(53)
Lifelong Learner Holdings, LLC	Revolver	0.50	2	—
LVF Holdings, Inc.	Delayed Draw	1.00	4,670	(237)
LVF Holdings, Inc.	Revolver	0.50	1,226	(62)
Material Holdings, LLC	Delayed Draw	—	977	(36)

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2023
(dollar amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount		Fair Value
Material Holdings, LLC	Revolver	1.00%		$115	$(4)
Medical Manufacturing Technologies, LLC	Delayed Draw	1.00		826	(16)
Medical Manufacturing Technologies, LLC	Revolver	0.50		1,281	(26)
NEFCO Holding Company LLC	Delayed Draw	1.00		369	(10)
NEFCO Holding Company LLC	Revolver	0.50		471	(13)
NMI AcquisitionCo, Inc.	Revolver	0.50		1,280	(33)
North Haven Fairway Buyer, LLC	Revolver	0.50		1,154	(34)
North Haven Stallone Buyer, LLC	Delayed Draw	1.00		180	(3)
Oak Purchaser, Inc.	Delayed Draw	0.50		1,530	(36)
Oak Purchaser, Inc.	Revolver	0.50		584	(14)
Oranje Holdco, Inc.	Revolver	0.50		1,006	(21)
Pestco, LLC	Delayed Draw	2.00		1,387	(42)
Pestco, LLC	Revolver	0.50		238	(7)
PF Atlantic Holdco 2, LLC	Delayed Draw	1.00		7,448	(113)
PF Atlantic Holdco 2, LLC	Revolver	0.50		2,552	(39)
PPT Management Holdings, LLC	Revolver	0.50		461	—
Prophix Software Inc. (Canada)	Revolver	0.50		1,993	—
PXO Holdings I Corp.	Delayed Draw	1.00		885	(13)
PXO Holdings I Corp.	Revolver	0.50		1,315	(19)
QNNECT, LLC	Delayed Draw	1.00		1,325	(23)
Quantic Electronics, LLC	Delayed Draw	1.00		2,126	(89)
Quantic Electronics, LLC	Revolver	0.50		276	(12)
Radwell Parent, LLC	Revolver	0.38		1,209	(26)
RSC Acquisition, Inc.	Delayed Draw	1.00		634	(21)
RSC Acquisition, Inc.	Revolver	0.50		177	(6)
Sapphire Convention, Inc.	Revolver	0.50		4,188	(93)
SCP Eye Care HoldCo, LLC	Delayed Draw	1.00		39	(1)
SCP Eye Care HoldCo, LLC	Revolver	0.50		12	—
Smarsh Inc.	Delayed Draw	1.00		816	(20)
Smarsh Inc.	Revolver	0.50		327	(8)
Spotless Brands, LLC	Delayed Draw	1.00		15,000	(267)
Spotless Brands, LLC	Revolver	0.50		877	(24)
Tank Holding Corp.	Revolver	0.38		1,186	(24)
The Carlstar Group LLC	Revolver	0.50		3,657	(32)
Trader Corporation (Canada)	Revolver	0.50	C$	906	(28)
Tufin Software North America, Inc.	Delayed Draw	—		191	(5)

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2023
(dollar amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
Tufin Software North America, Inc.	Revolver	0.50	1,339	(32)
Turbo Buyer, Inc.	Delayed Draw	1.00	2,967	(48)
Turbo Buyer, Inc.	Revolver	0.50	1,217	(20)
U.S. Legal Support, Inc.	Delayed Draw	0.50	2,032	(33)
U.S. Legal Support, Inc.	Revolver	0.50	571	(9)
Wineshipping.com LLC	Delayed Draw	1.00	1,609	(61)
Wineshipping.com LLC	Revolver	0.50	1,033	(39)
Total unfunded commitments			$164,374	$(4,091)

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2023
(dollar amounts in thousands) (unaudited)
As of March 31, 2023, investments at fair value consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$1,398,638	$1,350,740	68.5%
Second Lien Debt	264,892	259,429	13.1
Equity Investments	93,021	102,241	5.2
Investment Funds	271,097	261,155	13.2
Total	$2,027,648	$1,973,565	100.0%
The rate type of debt investments at fair value as of March 31, 2023 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value of First and Second Lien Debt
Floating Rate	$1,645,696	$1,592,979	98.9%
Fixed Rate	17,834	17,190	1.1
Total	$1,663,530	$1,610,169	100.0%

The industry composition of investments at fair value as of March 31, 2023 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$138,742	$130,183	6.6%
Automotive	86,304	85,005	4.3
Beverage & Food	70,471	66,849	3.4
Business Services	104,689	104,075	5.3
Capital Equipment	60,882	63,545	3.2
Chemicals, Plastics & Rubber	67,524	67,387	3.4
Construction & Building	24,356	23,922	1.2
Consumer Goods: Durable	436	426	0.0
Consumer Goods: Non-Durable	10,690	10,478	0.5
Consumer Services	101,685	99,694	5.1
Containers, Packaging & Glass	44,119	41,172	2.1
Diversified Financial Services	79,996	80,108	4.1
Energy: Oil & Gas	34,794	35,099	1.8
Environmental Industries	72,446	72,343	3.7
Healthcare & Pharmaceuticals	243,805	225,052	11.4
High Tech Industries	139,995	136,737	6.9
Investment Funds	271,097	261,155	13.2
Leisure Products & Services	118,429	119,516	6.1
Media: Advertising, Printing & Publishing	318	256	0.0
Media: Diversified & Production	19,782	19,780	1.0
Retail	30,836	30,867	1.6

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2023
(dollar amounts in thousands) (unaudited)

Industry	Amortized Cost	Fair Value	% of Fair Value
Software	$189,268	$187,768	9.5%
Sovereign & Public Finance	182	619	0.0
Telecommunications	76,767	71,804	3.6
Transportation: Cargo	7,743	7,514	0.4
Utilities: Electric	913	888	0.0
Wholesale	31,379	31,323	1.6
	$2,027,648	$1,973,565	100.0%
The geographical composition of investments at fair value as of March 31, 2023 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Australia	$2,798	$2,836	0.1%
Canada	48,174	48,787	2.5
Italy	5,826	5,593	0.3
Luxembourg	41,408	39,175	2.0
Sweden	1,168	285	0.0
United Kingdom	74,887	72,839	3.7
United States	1,853,387	1,804,050	91.4
Total	$2,027,648	$1,973,565	100.0%

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in thousands)
`

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value(5)	% of Net Assets
First Lien Debt (66.3% of fair value)
ADPD Holdings, LLC	^*	(2)(3)(14)(15)	Consumer Services	SOFR	6.00%	10.37%	8/16/2022	8/15/2028	$9,913	$9,651	$9,571	1.04%
Advanced Web Technologies Holding Company	^*	(2)(3)(14)	Containers, Packaging & Glass	LIBOR	6.25%	10.67%	12/17/2020	12/17/2026	9,315	9,144	9,196	1.00
Airnov, Inc.	^*	(2)(3)(14)	Containers, Packaging & Glass	LIBOR	5.00%	9.75%	12/20/2019	12/19/2025	2,035	2,013	2,019	0.22
Allied Universal Holdco LLC	^	(2)(3)(15)	Business Services	LIBOR	3.75%	8.17%	2/17/2021	5/14/2028	493	494	467	0.05
Alpine Acquisition Corp II	^*	(2)(3)(14)(15)	Transportation: Cargo	SOFR	5.50%	9.76%	4/19/2022	11/30/2026	7,597	7,406	7,188	0.78
American Physician Partners, LLC	^*	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	6.75%, 3.50% PIK	14.67%	1/7/2019	8/5/2022	30,121	30,125	26,002	2.83
American Physician Partners, LLC	^	(2)(3)(14)(15)	Healthcare & Pharmaceuticals	SOFR	6.75%, 3.50% PIK	14.67%	12/16/2022	2/15/2023	799	764	751	0.08
Analogic Corporation	^*	(2)(3)(14)	Capital Equipment	LIBOR	5.25%	9.67%	6/22/2018	6/22/2024	2,462	2,449	2,402	0.26
Applied Technical Services, LLC	^	(2)(3)(14)	Business Services	LIBOR	5.75%	10.52%	12/29/2020	12/29/2026	533	524	531	0.06
Appriss Health, LLC	^	(2)(3)(14)	Healthcare & Pharmaceuticals	LIBOR	7.25%	11.54%	5/6/2021	5/6/2027	36,831	36,218	35,303	3.85
Apptio, Inc.	^	(2)(3)(14)	Software	LIBOR	6.00%	9.94%	1/10/2019	1/10/2025	6,604	6,544	6,604	0.72
Ascend Buyer, LLC	^*	(2)(3)(14)(15)	Containers, Packaging & Glass	SOFR	6.25%	10.67%	9/30/2021	9/30/2028	3,420	3,342	3,338	0.36
Associations, Inc.	^	(2)(3)(14)	Construction & Building	SOFR	4.00%, 2.50% PIK	11.04%	7/2/2021	7/2/2027	12,854	12,754	12,451	1.36
Atlas AU Bidco Pty Ltd (Australia)	^	(2)(3)(7)(14)	High Tech Industries	SOFR	7.25%	11.48%	12/15/2022	12/12/2029	2,890	2,796	2,796	0.31
Aurora Lux FinCo S.Á.R.L. (Luxembourg)	^*	(2)(3)(7)	Software	LIBOR	6.00%	10.32%	12/24/2019	12/24/2026	32,158	31,649	30,389	3.31
Avalara, Inc.	^	(2)(3)(14)	Diversified Financial Services	SOFR	7.25%	11.83%	10/19/2022	10/19/2028	22,500	21,898	21,752	2.37
Barnes & Noble, Inc.	^	(2)(3)(11)(15)	Retail	SOFR	8.31%	12.73%	8/7/2019	12/20/2026	27,848	27,073	26,771	2.92
BlueCat Networks, Inc. (Canada)	^	(2)(3)(7)(14)	High Tech Industries	SOFR	4.00% ,2.00% PIK	10.46%	8/8/2022	8/8/2028	3,198	3,126	3,092	0.34
BMS Holdings III Corp.	^	(2)(3)(14)	Construction & Building	LIBOR	5.50%	10.23%	9/30/2019	9/30/2026	4,832	4,688	4,658	0.51
Bradyifs Holdings, LLC	^*	(2)(3)(14)(15)	Wholesale	SOFR	6.25%	10.83%	2/21/2020	11/22/2025	12,884	12,650	12,720	1.39
Bubbles Bidco S.P.A. (Italy)	^	(2)(7)(14)	Consumer Goods: Non-Durable	LIBOR	9.25% (100% PIK)	11.38%	10/20/2021	10/20/2028	€5,189	5,815	5,505	0.60
Bubbles Bidco S.P.A. (Italy)	^	(2)(7)(14)	Consumer Goods: Non-Durable	LIBOR	6.25%	8.38%	10/20/2021	10/20/2028	€—	—	(40)	0.00
Celerion Buyer, Inc.	^*	(2)(3)(14)	Healthcare & Pharmaceuticals	SOFR	6.50%	10.64%	11/3/2022	11/3/2029	3,152	3,056	3,054	0.33
Chartis Holding, LLC	^*	(2)(3)(14)	Business Services	LIBOR	5.00%	9.77%	5/1/2019	5/1/2025	687	679	680	0.07
Chemical Computing Group ULC (Canada)	^*	(2)(3)(7)(14) (15)	Software	SOFR	4.50%	8.57%	8/30/2018	8/30/2024	462	461	455	0.05

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2022
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value(5)	% of Net Assets
CircusTrix Holdings, LLC	^*	(2)(3)	Leisure Products & Services	LIBOR	5.50%	9.88%	2/2/2018	1/16/2024	$10,555	$10,542	$10,476	1.14%
CircusTrix Holdings, LLC	^	(2)(3)	Leisure Products & Services	LIBOR	5.50%	9.88%	1/8/2021	7/16/2023	557	500	557	0.06
Comar Holding Company, LLC	^*	(2)(3)(14)	Containers, Packaging & Glass	LIBOR	5.75%	10.47%	6/18/2018	6/18/2024	27,638	27,461	26,671	2.91
Cority Software Inc. (Canada)	^*	(2)(3)(7)(14)	Software	SOFR	5.50%	9.17%	7/2/2019	7/2/2026	10,409	10,266	10,277	1.12
Cority Software Inc. (Canada)	^	(2)(3)(7)	Software	SOFR	7.50%	11.06%	9/3/2020	7/2/2026	1,860	1,823	1,848	0.20
CPI Intermediate Holdings, Inc.	^*	(2)(3)(14)	Telecommunications	SOFR	5.50%	9.68%	10/6/2022	10/6/2029	3,872	3,790	3,776	0.41
CST Holding Company	^*	(2)(3)(14)(15)	Consumer Goods: Non-Durable	SOFR	6.75%	10.97%	11/1/2022	11/1/2028	5,031	4,871	4,868	0.53
DCA Investment Holding LLC	^*	(2)(3)(14)	Healthcare & Pharmaceuticals	SOFR	6.41%	10.46%	3/11/2021	4/3/2028	14,288	14,137	13,523	1.47
Denali Midco 2, LLC	^	(2)(3)(14)(15)	Consumer Services	SOFR	6.50%	10.92%	9/15/2022	12/22/2027	7,696	7,411	7,317	0.80
DermaRite Industries, LLC	^*	(2)(3)(8)	Healthcare & Pharmaceuticals	LIBOR	7.00%	8.00%	3/3/2017	6/30/2023	20,767	20,202	9,261	1.01
Dermatology Associates	^	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	6.25% (100% PIK)	10.80%	5/31/2016	3/31/2023	27,548	27,548	27,523	3.00
Dermatology Associates	^	(2)(3)(8)(11)	Healthcare & Pharmaceuticals	SOFR	11.40% (100% PIK)	12.77%	5/31/2016	3/31/2023	38,724	24,963	27,526	3.00
Diligent Corporation	^	(2)(3)(14)	Telecommunications	LIBOR	6.25%	10.63%	8/4/2020	8/4/2025	659	647	630	0.07
Dwyer Instruments, Inc.	^*	(2)(3)(14)	Capital Equipment	LIBOR	6.00%	10.74%	7/21/2021	7/21/2027	3,851	3,777	3,774	0.41
Eliassen Group, LLC	^*	(2)(3)(14)	Business Services	SOFR	5.50%	10.07%	4/14/2022	4/14/2028	1,580	1,515	1,523	0.17
Ellkay, LLC	^*	(2)(3)(14)	Healthcare & Pharmaceuticals	LIBOR	6.25%	11.00%	9/14/2021	9/14/2027	14,107	13,849	13,540	1.48
Emergency Communications Network, LLC	^*	(2)(3)	Telecommunications	SOFR	2.50%, 5.25% PIK	11.84%	6/1/2017	6/1/2024	26,559	26,522	22,753	2.48
EPS Nass Parent, Inc.	^	(2)(3)(14)	Utilities: Electric	LIBOR	5.75%	10.48%	4/19/2021	4/19/2028	922	906	877	0.10
EvolveIP, LLC	^*	(2)(3)(14)(15)	Telecommunications	SOFR	5.50%	10.09%	11/26/2019	6/7/2025	5,556	5,554	5,447	0.59
Excel Fitness Holdings, Inc.	^*	(2)(3)(14)(15)	Leisure Products & Services	SOFR	5.25%	10.25%	4/29/2022	4/29/2029	6,671	6,541	6,344	0.69
Excelitas Technologies Corp.	^	(2)(3)(14)(15)	Capital Equipment	SOFR	5.75%	10.12%	8/12/2022	8/12/2029	3,174	3,107	3,046	0.33
Excelitas Technologies Corp.	^	(2)	Capital Equipment	EURIBOR	5.75%	7.55%	8/12/2022	8/12/2029	€1,275	1,284	1,317	0.14
FPG Intermediate Holdco, LLC	^	(2)(3)(14)(15)	Consumer Services	SOFR	6.50%	10.92%	8/5/2022	3/5/2027	427	347	235	0.03
Greenhouse Software, Inc.	^	(2)(3)(14)	Software	SOFR	7.00%	11.58%	3/1/2021	9/1/2028	32,796	32,066	31,504	3.43

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2022
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value(5)	% of Net Assets
Guidehouse LLP	^	(2)(3)	Sovereign & Public Finance	LIBOR	6.25%	10.63%	9/30/2022	10/16/2028	$80	$78	$78	0.01%
Hadrian Acquisition Limited (United Kingdom)	^	(2)(3)(7)	Diversified Financial Services	SONIA	5.26%, 3.47% PIK	12.16%	2/28/2022	2/28/2029	£14,676	19,100	17,343	1.89
Hadrian Acquisition Limited (United Kingdom)	^	(2)(3)(7)(14)	Diversified Financial Services	SONIA	5.00%, 2.75% PIK	11.18%	2/28/2022	2/28/2029	£3,580	4,094	4,171	0.45
Harbour Benefit Holdings, Inc.	^*	(2)(3)(14)	Business Services	LIBOR	5.25%	9.95%	12/13/2017	12/13/2024	3,000	2,977	2,963	0.32
Heartland Home Services, Inc.	^*	(2)(3)(14)	Consumer Services	LIBOR	5.75%	10.10%	2/10/2022	12/15/2026	9,538	9,414	9,275	1.01
Heartland Home Services, Inc.	^*	(2)(3)(14)	Consumer Services	LIBOR	6.00%	10.38%	12/15/2020	12/15/2026	7,189	7,125	7,114	0.78
Hercules Borrower LLC	^*	(2)(3)(14)	Environmental Industries	LIBOR	6.50%	10.67%	12/14/2020	12/14/2026	18,497	18,097	17,818	1.94
Higginbotham Insurance Agency, Inc.	^	(2)(3)	Diversified Financial Services	LIBOR	5.25%	9.63%	11/25/2020	11/25/2026	451	446	441	0.05
Hoosier Intermediate, LLC	^*	(2)(3)(14)	Healthcare & Pharmaceuticals	LIBOR	5.50%	10.11%	11/15/2021	11/15/2028	10,709	10,497	10,037	1.09
HS Spa Holdings Inc.	^	(2)(3)(14)	Consumer Services	SOFR	5.75%	10.45%	6/2/2022	6/2/2029	8,605	8,422	8,336	0.91
iCIMS, Inc.	^	(2)(3)(14)	Software	SOFR	7.25%	11.52%	8/18/2022	8/18/2028	25,540	25,075	24,272	2.65
Infront Luxembourg Finance S.À R.L. (Luxembourg)	^	(2)(7)	Leisure Products & Services	LIBOR	9.00%	10.95%	5/28/2021	5/28/2027	€8,250	9,804	8,677	0.95
Integrity Marketing Acquisition, LLC	^	(2)(3)	Diversified Financial Services	LIBOR	6.02%	10.57%	12/3/2021	8/27/2025	429	425	414	0.05
IQN Holding Corp.	^	(2)(3)(14)	Business Services	SOFR	5.25%	9.64%	5/2/2022	5/2/2029	6,823	6,749	6,699	0.73
Jeg's Automotive, LLC	^*	(2)(3)(14)	Automotive	LIBOR	6.00%	10.75%	12/22/2021	12/22/2027	20,624	20,200	19,131	2.09
K2 Insurance Services, LLC	^*	(2)(3)(14)	Diversified Financial Services	LIBOR	5.00%	9.73%	7/3/2019	7/1/2026	3,330	3,283	3,288	0.36
Kaseya, Inc.	^	(2)(3)(14)	High Tech Industries	SOFR	5.75%	10.33%	6/23/2022	6/23/2029	35,453	34,726	34,323	3.74
Lifelong Learner Holdings, LLC	^*	(2)(3)(14)	Business Services	LIBOR	5.75%	10.16%	10/18/2019	10/18/2026	25,965	25,657	24,347	2.65
LinQuest Corporation	*	(2)(3)	Aerospace & Defense	LIBOR	5.75%	9.10%	7/28/2021	7/28/2028	9,875	9,710	8,927	0.97
Liqui-Box Holdings, Inc.	^	(2)(3)(14)	Containers, Packaging & Glass	LIBOR	4.50%	8.35%	6/3/2019	6/3/2024	2,034	2,025	2,034	0.22
LVF Holdings, Inc.	^*	(2)(3)(14)	Beverage & Food	LIBOR	6.25%	10.98%	6/10/2021	6/10/2027	41,295	40,564	38,735	4.22
Material Holdings, LLC	^*	(2)(3)(14)	Business Services	SOFR	6.00%	10.67%	8/19/2021	8/19/2027	8,082	7,944	7,655	0.83
Maverick Acquisition, Inc.	^*	(2)(3)	Aerospace & Defense	LIBOR	6.25%	10.98%	6/1/2021	6/1/2027	35,622	35,069	29,595	3.24
Medical Manufacturing Technologies, LLC	^*	(2)(3)(14)(15)	Healthcare & Pharmaceuticals	SOFR	5.50%	10.18%	12/23/2021	12/23/2027	28,900	28,368	28,308	3.09
NEFCO Holding Company LLC	^*	(2)(3)(14)(15)	Construction & Building	SOFR	6.50%	10.95%	8/5/2022	8/5/2028	5,525	5,389	5,385	0.59
NMI AcquisitionCo, Inc.	^*	(2)(3)(14)	High Tech Industries	LIBOR	5.75%	10.13%	9/6/2017	9/6/2025	39,913	39,860	38,845	4.23

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2022
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value(5)	% of Net Assets
North Haven Fairway Buyer, LLC	^*	(2)(3)(14)	Consumer Services	SOFR	6.50%	11.08%	5/17/2022	5/17/2028	$22,970	$22,530	$22,535	2.46%
North Haven Stallone Buyer, LLC	^	(2)(3)(14)	Consumer Services	SOFR	5.75%	10.34%	10/11/2022	5/24/2027	—	(4)	(4)	0.00
Oak Purchaser, Inc.	^	(2)(3)(14)	Business Services	SOFR	5.50%	9.48%	4/28/2022	4/28/2028	5,851	5,779	5,663	0.62
Performance Health Holdings, Inc.	*	(2)(3)	Healthcare & Pharmaceuticals	LIBOR	6.00%	10.73%	7/12/2021	7/12/2027	6,444	6,342	6,276	0.68
PF Atlantic Holdco 2, LLC	^	(2)(3)(14)	Leisure Products & Services	LIBOR	5.50%	10.25%	11/12/2021	11/12/2027	4,170	3,932	3,918	0.43
PF Growth Partners, LLC	*	(2)(3)	Leisure Products & Services	LIBOR	5.00%	9.48%	7/1/2019	7/11/2025	7,957	7,901	7,902	0.86
PPT Management Holdings, LLC	^	(2)(3)(8)(14)	Healthcare & Pharmaceuticals	LIBOR	8.50% (100% PIK)	9.50%	12/15/2016	1/31/2023	29,446	29,437	21,145	2.30
Project Castle, Inc.	*	(2)(3)	Capital Equipment	SOFR	5.50%	10.08%	6/24/2022	6/1/2029	7,481	6,742	6,013	0.67
Prophix Software Inc. (Canada)	^	(2)(3)(7)(14)	Software	LIBOR	6.50%	10.67%	2/1/2021	2/1/2026	10,963	10,771	10,963	1.19
PXO Holdings I Corp.	^*	(2)(3)(14)(15)	Chemicals, Plastics & Rubber	SOFR	5.50%	9.05%	3/8/2022	3/8/2028	17,068	16,728	16,715	1.82
QNNECT, LLC	^*	(2)(3)(14)	Aerospace & Defense	SOFR	7.00%	11.11%	11/2/2022	11/2/2029	5,281	5,085	5,081	0.55
Quantic Electronics, LLC	^*	(2)(3)(14)	Aerospace & Defense	LIBOR	6.25%	10.97%	11/19/2020	11/19/2026	15,582	15,344	14,768	1.61
Quantic Electronics, LLC	^*	(2)(3)(14)	Aerospace & Defense	LIBOR	6.25%	10.95%	3/1/2021	3/1/2027	9,832	9,652	9,218	1.00
QW Holding Corporation	^*	(2)(3)	Environmental Industries	LIBOR	5.50%	9.64%	8/31/2016	8/31/2026	32,276	32,232	31,718	3.46
Radwell Parent, LLC	^	(2)(3)(14)(15)	Wholesale	SOFR	6.75%	11.33%	12/1/2022	4/1/2029	18,605	18,011	18,005	1.96
Regency Entertainment, Inc.	^	(2)(3)	Media: Diversified & Production	LIBOR	6.75%	11.13%	5/22/2020	10/22/2025	20,000	19,765	19,760	2.15
Riveron Acquisition Holdings, Inc.	*	(2)(3)	Diversified Financial Services	LIBOR	5.75%	10.48%	5/22/2019	5/22/2025	1,676	1,648	1,676	0.18
RSC Acquisition, Inc.	^	(2)(3)(14)(15)	Diversified Financial Services	SOFR	5.50%	9.83%	11/1/2019	11/1/2026	11,010	10,886	10,447	1.14
Sapphire Convention, Inc.	^	(2)(3)(14)	Telecommunications	LIBOR	5.25%	9.80%	11/20/2018	11/20/2025	28,051	27,773	27,341	2.98
SCP Eye Care HoldCo, LLC	^	(2)(3)(14)(15)	Healthcare & Pharmaceuticals	SOFR	5.75%	9.47%	10/7/2022	10/7/2029	122	117	118	0.01
Smarsh Inc.	^	(2)(3)(14)	Software	SOFR	6.50%	11.29%	2/18/2022	2/18/2029	7,347	7,192	6,987	0.76
SPay, Inc.	^*	(2)(3)	Leisure Products & Services	LIBOR	5.75%, 3.50% PIK	13.73%	6/15/2018	6/17/2024	24,292	24,176	21,332	2.33
Speedstar Holding, LLC	^*	(2)(3)	Automotive	LIBOR	7.00%	11.73%	1/22/2021	1/22/2027	26,694	26,305	26,510	2.89
Spotless Brands, LLC	^*	(2)(3)(14)(15)	Consumer Services	SOFR	6.50%	10.80%	6/21/2022	7/25/2028	33,832	33,179	32,779	3.57
Tank Holding Corp.	^*	(2)(3)(14)(15)	Capital Equipment	SOFR	5.75%	10.16%	3/31/2022	3/31/2028	18,067	17,718	17,552	1.91
TCFI Aevex LLC	^*	(2)(3)	Aerospace & Defense	LIBOR	6.00%	10.38%	3/18/2020	3/18/2026	11,047	10,927	10,096	1.10

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2022
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **		Amortized Cost (4)	Fair Value(5)	% of Net Assets
The Carlstar Group LLC	^*	(2)(3)(14)(15)	Automotive	SOFR	6.50%	10.92%	7/8/2022	7/8/2027		$14,446	$14,087	$14,210	1.55%
TIBCO Software Inc.	*	(2)(3)	High Tech Industries	SOFR	4.50%	9.18%	9/30/2022	3/31/2029		15,000	13,681	13,369	1.46
Trader Corporation (Canada)	^	(2)(3)(7)(14)	Automotive	CDOR	6.75%	11.61%	12/22/2022	12/22/2029	C$	12,081	8,643	8,686	0.95
Trafigura Trading LLC	^	(2)(3)(13)(14)(15)	Metals & Mining	SOFR	8.35%	12.89%	7/26/2021	1/13/2023		8,250	8,076	8,185	0.89
Tufin Software North America, Inc.	^	(2)(3)(14)(15)	Software	SOFR	7.69%	12.01%	8/17/2022	8/17/2028		27,040	26,502	26,162	2.85
Turbo Buyer, Inc.	^	(2)(3)(14)	Automotive	LIBOR	6.00%	11.15%	12/2/2019	12/2/2025		1,714	1,628	1,609	0.18
U.S. Legal Support, Inc.	^*	(2)(3)(14)(15)	Business Services	SOFR	5.75%	10.33%	11/30/2018	11/30/2024		15,844	15,692	15,504	1.69
Unifrutti Financing PLC (Cyprus)	^	(7)	Beverage & Food	FIXED	7.50%, 1.00% PIK	8.50%	9/15/2019	9/15/2026		€4,611	4,935	4,998	0.55
Unifrutti Financing PLC (Cyprus)	^	(7)	Beverage & Food	FIXED	11.00% (100% PIK)	11.00%	10/22/2020	9/15/2026		€843	953	961	0.10
US INFRA SVCS Buyer, LLC	^	(2)(3)	Environmental Industries	LIBOR	6.50%, 0.25% PIK	11.47%	4/13/2020	4/13/2026		9,083	8,977	8,619	0.94
USALCO, LLC	*	(2)(3)	Chemicals, Plastics & Rubber	LIBOR	6.00%	10.73%	10/19/2021	10/19/2027		990	973	941	0.10
USR Parent Inc.	^	(2)(3)	Retail	SOFR	7.60%	11.72%	4/22/2022	4/25/2027		4,222	4,185	4,025	0.44
Westfall Technik, Inc.	^*	(2)(3)	Chemicals, Plastics & Rubber	SOFR	6.25%	10.83%	9/13/2018	9/13/2024		21,502	21,396	21,046	2.29
Westfall Technik, Inc.	^	(2)(3)	Chemicals, Plastics & Rubber	SOFR	6.25%	10.79%	7/1/2021	9/13/2024		4,957	4,881	4,852	0.53
Wineshipping.com LLC	^*	(2)(3)(14)	Beverage & Food	LIBOR	5.75%	10.15%	10/29/2021	10/29/2027		4,668	4,539	4,051	0.44
Yellowstone Buyer Acquisition, LLC	^	(2)(3)	Consumer Goods: Durable	LIBOR	5.75%	10.07%	9/13/2021	9/13/2027		444	437	427	0.05
YLG Holdings, Inc.	^	(2)(3)	Consumer Services	LIBOR	5.00%	9.53%	9/30/2020	11/1/2025		1,960	1,918	1,957	0.21
First Lien Debt Total											$1,371,717	$1,314,595	143.29

Second Lien Debt (13.3% of fair value)
11852604 Canada Inc. (Canada)	^	(2)(3)(7)	Healthcare & Pharmaceuticals	LIBOR	9.50% (100% PIK)	13.70%	9/30/2021	9/30/2028		$7,587	$7,452	$7,398	0.81%
AI Convoy S.A.R.L (United Kingdom)	^	(2)(3)(7)	Aerospace & Defense	LIBOR	8.25%	12.92%	1/17/2020	1/17/2028		24,814	24,416	25,558	2.80
Aimbridge Acquisition Co., Inc.	^	(2)	Leisure Products & Services	LIBOR	7.50%	11.62%	2/1/2019	2/1/2027		9,241	9,142	8,353	0.91
AP Plastics Acquisition Holdings, LLC	^	(2)(3)	Chemicals, Plastics & Rubber	LIBOR	7.50%	11.85%	8/10/2021	8/10/2029		33,680	32,871	32,320	3.52
AQA Acquisition Holdings, Inc.	^*	(2)(3)	High Tech Industries	LIBOR	7.50%	12.23%	3/3/2021	3/3/2029		35,000	34,275	33,312	3.63
Blackbird Purchaser, Inc.	^	(2)(3)(14)	Capital Equipment	LIBOR	7.50%	11.88%	12/14/2021	4/8/2027		13,791	13,486	12,736	1.39

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2022
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value(5)	% of Net Assets
Brave Parent Holdings, Inc.	^*	(2)	Software	LIBOR	7.50%	11.88%	10/3/2018	4/19/2026	$18,197	$17,973	$17,504	1.91%
Drilling Info Holdings, Inc.	^	(2)	Energy: Oil & Gas	LIBOR	8.25%	12.64%	2/11/2020	7/30/2026	18,600	18,283	18,740	2.04
Jazz Acquisition, Inc.	^	(2)	Aerospace & Defense	LIBOR	8.00%	12.38%	6/13/2019	6/18/2027	23,450	23,227	21,875	2.38
Outcomes Group Holdings, Inc.	^*	(2)	Business Services	LIBOR	7.50%	12.23%	10/23/2018	10/26/2026	1,731	1,728	1,690	0.18
PAI Holdco, Inc.	^	(2)(3)	Automotive	LIBOR	5.50%, 2.00% PIK	11.91%	10/28/2020	10/28/2028	14,089	13,771	13,874	1.51
Peraton Corp.	^*	(2)(3)	Aerospace & Defense	LIBOR	7.75%	12.09%	2/24/2021	2/1/2029	11,941	11,790	11,550	1.26
Quartz Holding Company	^*	(2)	Software	LIBOR	8.00%	12.38%	4/2/2019	4/2/2027	7,048	6,963	6,764	0.74
Stonegate Pub Company Bidco Limited (United Kingdom)	^	(2)(7)	Beverage & Food	SONIA	8.50%	11.74%	3/12/2020	3/12/2028	£20,000	24,831	22,281	2.43
TruGreen Limited Partnership	^	(2)(3)	Consumer Services	LIBOR	8.50%	13.43%	11/16/2020	11/2/2028	13,000	12,791	11,120	1.21
World 50, Inc.	^	(9)	Business Services	FIXED	11.50%	11.50%	1/10/2020	1/9/2027	18,552	18,267	17,628	1.92
Second Lien Debt Total										$271,266	$262,703	28.63

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (4.8% of fair value)
ANLG Holdings, LLC	^	(6)	Capital Equipment	6/22/2018	592	$592	$675	0.07%
Appriss Health, LLC	^	(6)	Healthcare & Pharmaceuticals	5/6/2021	5	5,002	4,821	0.53
Atlas Ontario LP (Canada)	^	(6)(7)	Business Services	4/7/2021	5,114	5,114	5,114	0.56
Avenu Holdings, LLC	^	(6)	Sovereign & Public Finance	9/28/2018	172	104	545	0.06
Blackbird Holdco, Inc.	^	(6)	Capital Equipment	12/14/2021	11	10,809	10,210	1.11
Buckeye Parent, LLC	^	(6)	Automotive	12/22/2021	885	885	576	0.06
Chartis Holding, LLC	^	(6)	Business Services	5/1/2019	433	428	595	0.07
CIP Revolution Holdings, LLC	^	(6)	Media: Advertising, Printing & Publishing	8/19/2016	318	318	257	0.03
Cority Software Inc. (Canada)	^	(6)(7)	Software	7/2/2019	250	250	641	0.07
Derm Growth Partners III, LLC	^	(6)	Healthcare & Pharmaceuticals	5/31/2016	1,000	1,000	—	0.00
Diligent Corporation	^	(6)	Telecommunications	4/5/2021	12	11,509	10,960	1.19
ECP Parent, LLC	^	(6)	Healthcare & Pharmaceuticals	3/29/2018	268	—	290	0.03
GB Vino Parent, L.P.	^	(6)	Beverage & Food	10/29/2021	4	351	249	0.03
Integrity Marketing Group, LLC	^	(6)	Diversified Financial Services	12/21/2021	16,705	16,472	16,597	1.81
K2 Insurance Services, LLC	^	(6)	Diversified Financial Services	7/3/2019	433	306	867	0.09
Legacy.com, Inc.	^	(6)	High Tech Industries	3/20/2017	1,500	1,500	1,079	0.12
NearU Holdings LLC	^	(6)	Consumer Services	8/16/2022	25	2,470	2,470	0.27
NEFCO Holding Company LLC	^	(6)	Construction & Building	8/5/2022	1	628	628	0.07
North Haven Goldfinch Topco, LLC	^	(6)	Containers, Packaging & Glass	6/18/2018	2,315	2,315	1,300	0.14

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2022
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost		Fair Value (5)	% of Net Assets
Pascal Ultimate Holdings, L.P	^	(6)	Capital Equipment	7/21/2021	36		$364	$850	0.09
Picard Parent, Inc.	^	(6)	High Tech Industries	9/30/2022	9		8,520	8,520	0.93
Profile Holdings I, LP	^	(6)	Chemicals, Plastics & Rubber	3/8/2022	5		523	673	0.07
Sinch AB (Sweden)	^	(6)(7)	High Tech Industries	3/26/2019	104	kr	1,168	382	0.04
Tailwind HMT Holdings Corp.	^	(6)	Energy: Oil & Gas	11/17/2017	22		1,558	1,454	0.16
Talon MidCo 1 Limited	^	(6)	Software	8/17/2022	145,631		1,456	1,611	0.18
Tank Holding Corp.	^	(6)	Capital Equipment	3/26/2019	850		—	2,687	0.29
Titan DI Preferred Holdings, Inc.	^	(6)	Energy: Oil & Gas	2/11/2020	14,666		14,439	14,263	1.55
Turbo Buyer, Inc.	^	(6)	Automotive	12/2/2019	1,925		933	2,307	0.25
U.S. Legal Support Investment Holdings, LLC	^	(6)	Business Services	11/30/2018	641		641	551	0.06
Unifrutti Financing PLC (Cyprus)	^	(6)(7)	Beverage & Food	10/22/2020	1		€531	702	0.08
Unifrutti Financing PLC (Cyprus)	^	(6)(7)	Beverage & Food	10/22/2020	—		€133	306	0.03
W50 Parent LLC	^	(6)	Business Services	1/10/2020	500		190	698	0.08
Zenith American Holding, Inc.	^	(6)	Business Services	12/13/2017	1,565		760	1,312	0.14
Equity Investments Total							$91,269	$94,190	10.27%
Total investments—non-controlled/non-affiliated							$1,734,252	$1,671,488	182.19%

Investments—non-controlled/affiliated		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (2.3% of fair value)
Direct Travel, Inc.	^*	(2)(3)(12)(15)	Leisure Products & Services	SOFR	8.50%	13.23%	10/14/2016	10/1/2025	$43,520	$42,012	$42,636	4.65%
Direct Travel, Inc.	^	(2)(3)(12)(14)(15)	Leisure Products & Services	SOFR	6.00%	9.79%	10/1/2020	10/1/2025	2,731	2,614	2,731	0.30
First Lien Debt Total										$44,626	$45,367	4.95%

Investments—non-controlled/affiliated		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (0.0% of fair value)
Direct Travel, Inc.	^	(6)(12)	Leisure Products & Services	10/1/2020	43	$—	$—	—%
Equity Investments Total					43	$—	$—	—%
Total investments—non-controlled/affiliated						$44,626	$45,367	4.95%

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2022
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

^ Denotes that all or a portion of the assets are owned by Carlyle Secured Lending, Inc. (together with its consolidated subsidiaries, “we,” “us,” “our,” “CSL” or the “Company”). The Company has entered into a senior secured revolving credit facility (as amended, the “Credit Facility”). The lenders of the Credit Facility have a first lien security interest in substantially all of the portfolio investments held by the Company (see Note 7, Borrowings, to these unaudited consolidated financial statements). Accordingly, such assets are not available to creditors of Carlyle Direct Lending CLO 2015-1R LLC (formerly known as Carlyle GMS Finance MM CLO 2015-1 LLC) (the “2015-1 Issuer”).
* Denotes that all or a portion of the assets are owned by the Company's wholly owned subsidiary, the 2015-1 Issuer, and secure the notes issued in connection with a term debt securitization completed by the Company on June 26, 2015 (see Note 7, Borrowings, to these unaudited consolidated financial statements). Accordingly, such assets are not available to the creditors of the Company.
** Par amount is denominated in USD (“$”) unless otherwise noted, as denominated in Euro (“€”), Canadian dollar (“C$”) or British Pound (“£”)
(1)Unless otherwise indicated, issuers of debt and equity investments held by the Company are domiciled in the United States. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of December 31, 2022, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2022, the Company is not an “affiliated person” of any of these portfolio companies. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”), the Secured Overnight Financing Rate (“SOFR”), or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2022. As of December 31, 2022, the reference rates for our variable rate loans were the 30-day LIBOR at 4.39%, the 90-day LIBOR at 4.77% and the 180-day LIBOR at 5.14%, the 30-day SOFR at 4.36%, and the 90-day SOFR at 4.59%.
(3)Loan includes interest rate floor feature, which is generally 1.00%.
(4)Amortized cost represents original cost, including origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion/amortization of discounts/premiums, as applicable, on debt investments using the effective interest method.
(5)Fair value is determined in good faith by the Investment Adviser, as the valuation designee pursuant to Rule 2a-5 under the Investment Company Act (see Note 2, Significant Accounting Policies, and Note 3, Fair Value Measurements, to these unaudited consolidated financial statements), pursuant to the Company’s valuation policy. The fair value of all first lien and second lien debt investments, equity investments and the investment fund was determined using significant unobservable inputs.
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

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2022
(dollar amounts in thousands)
(10)Under the Investment Company Act, the Company is deemed to be an “affiliated person” of and “control” this investment fund because the Company owns more than 25% of the investment fund’s outstanding voting securities and/or has the power to exercise control over management or policies of such investment fund. See Notes 5, Middle Market Credit Fund, LLC and 6, Middle Market Credit Fund II, LLC, to these unaudited consolidated financial statements for more details. Transactions related to investments in controlled affiliates for the year ended December 31, 2022, were as follows:

Investments—controlled/affiliated	Fair Value as of December 31, 2021	Additions/Purchases	Reductions/Sales/ Paydowns	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of December 31, 2022	Dividend Income
Middle Market Credit Fund II, LLC, Member’s Interest	$77,958	$—	$—	$—	$(5,001)	$72,957	$10,348
Middle Market Credit Fund, LLC, Subordinated Loan and Member’s Interest	184,141	—	—	—	5,924	190,065	20,500
Middle Market Credit Fund, Mezzanine Loan	—	—	—	—	—	—	—
Total investments—controlled/affiliated	$262,099	$—	$—	$—	$923	$263,022	$30,848

Investments—controlled/affiliated	Fair Value as of December 31, 2021	Additions/Purchases	Reductions/Sales/ Paydowns	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of December 31, 2022	Interest and Other Income
SolAero Technologies Corp. (Priority Term Loan)	$2,251	$—	$(2,240)	$—	$(11)	$—	$8
SolAero Technologies Corp. (A1 Term Loan)	2,850	—	(3,166)	—	316	—	1,031
SolAero Technologies Corp. (A2 Term Loan)	7,835	—	(8,707)	—	872	—	2,834
Solaero Technology Corp. (Equity)	—	—	(4,830)	2,015	2,815	—	—
Total investments—controlled/affiliated	$12,936	$—	$(18,943)	$2,015	$3,992	$—	$3,873

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
(12)Under the Investment Company Act, the Company is deemed an “affiliated person” of this portfolio company because the Company owns 5% or more of the portfolio company’s outstanding voting securities. Transactions related to the portfolio company during the year ended December 31, 2022 were as follows:

Investments—non-controlled/affiliated	Fair Value as of December 31, 2021	Additions/Purchases	Reductions/Sales/ Paydowns	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of December 31, 2022	Interest and Other Income
Direct Travel, Inc.	$27,555	$7,330	$(1,177)	$—	$8,928	$42,636	$9,864
Direct Travel, Inc.	2,731	11	—	—	(11)	2,731	232
Direct Travel, Inc. (Equity)	—	—	—	—	—	—	—
Total investments—non-controlled/affiliated	$30,286	$7,341	$(1,177)	$—	$8,917	$45,367	$10,096

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2022
(dollar amounts in thousands)

(13)The investment is secured by receivables purchased from the portfolio company, with an implied discount of 12.10%. The investment was made via a tranched participation arrangement between the purchaser of such receivables and the Company. The investment has a secondary priority behind the rights of such purchaser.
(14)As of December 31, 2022, the Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
First and Second Lien Debt—unfunded delayed draw and revolving term loans commitments
ADPD Holdings, LLC	Delayed Draw	0.50%	$1,083	$(27)
ADPD Holdings, LLC	Revolver	0.50	621	(15)
ADPD Holdings, LLC	Delayed Draw	0.50	299	(7)
ADPD Holdings, LLC	Delayed Draw	0.50	1,951	(48)
Advanced Web Technologies Holding Company	Revolver	0.50	854	(9)
Advanced Web Technologies Holding Company	Delayed Draw	1.00	1,602	(16)
Airnov, Inc.	Revolver	0.50	688	(4)
Alpine Acquisition Corp II	Revolver	0.50	3,447	(128)
American Physician Partners, LLC	Delayed Draw	1.00	1,596	(32)
Analogic Corporation	Revolver	0.50	19	—
Applied Technical Services, LLC	Revolver	0.50	37	—
Appriss Health, LLC	Revolver	0.50	2,963	(114)
Apptio, Inc.	Revolver	0.50	947	—
Ascend Buyer, LLC	Revolver	0.50	1,284	(23)
Associations, Inc.	Revolver	0.50	723	(21)
Atlas AU Bidco Pty Ltd (Australia)	Revolver	0.50	268	(8)
Avalara, Inc.	Revolver	0.50	2,250	(68)
Blackbird Purchaser, Inc.	Delayed Draw	1.00	4,597	(264)
BlueCat Networks, Inc. (Canada)	Delayed Draw	0.50	240	(7)
BlueCat Networks, Inc. (Canada)	Delayed Draw	0.50	405	(11)
BMS Holdings III Corp.	Delayed Draw	2.65	4,844	(87)
Bradyifs Holdings, LLC	Revolver	0.50	739	(7)
Bradyifs Holdings, LLC	Delayed Draw	1.00	2,634	(27)
Bubbles Bidco S.P.A. (Italy)	Delayed Draw	2.80	€873	—
Bubbles Bidco S.P.A. (Italy)	Revolver	—	€537	—
Celerion Buyer, Inc.	Revolver	0.50	249	(6)
Celerion Buyer, Inc.	Delayed Draw	1.00	499	(12)
Chartis Holding, LLC	Revolver	0.50	217	(1)
Chemical Computing Group ULC (Canada)	Revolver	0.50	29	—
Comar Holding Company, LLC	Revolver	0.50	1,467	(49)
Cority Software Inc. (Canada)	Revolver	0.50	3,000	(29)
CPI Intermediate Holdings, Inc.	Delayed Draw	—	927	(19)

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2022
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
CST Holding Company	Revolver	0.50%	$423	$(13)
DCA Investment Holding LLC	Delayed Draw	1.00	169	(9)
Denali Midco 2, LLC	Delayed Draw	1.00	2,286	(87)
Diligent Corporation	Revolver	0.50	33	(1)
Direct Travel, Inc.	Delayed Draw	0.50	1,657	—
Dwyer Instruments, Inc.	Revolver	0.50	994	(15)
Dwyer Instruments, Inc.	Delayed Draw	1.00	161	(2)
Eliassen Group, LLC	Delayed Draw	1.00	3,310	(38)
Ellkay, LLC	Revolver	0.50	1,786	(64)
EPS Nass Parent, Inc.	Revolver	0.50	30	(1)
EPS Nass Parent, Inc.	Delayed Draw	1.00	37	(2)
EvolveIP, LLC	Revolver	0.50	655	(12)
Excel Fitness Holdings, Inc.	Revolver	0.50	438	(20)
Excelitas Technologies Corp.	Revolver	0.50	160	(6)
Excelitas Technologies Corp.	Delayed Draw	0.50	152	(6)
FPG Intermediate Holdco, LLC	Delayed Draw	1.00	3,973	(174)
Greenhouse Software, Inc.	Revolver	0.50	1,471	(54)
Greenhouse Software, Inc.	Revolver	0.50	733	(27)
Hadrian Acquisition Limited (United Kingdom)	Delayed Draw	2.33	£2,086	(39)
Harbour Benefit Holdings, Inc.	Revolver	0.50	3,180	(19)
Heartland Home Services, Inc.	Delayed Draw	0.75	5,469	(96)
Heartland Home Services, Inc.	Revolver	0.50	619	(6)
Hercules Borrower LLC	Revolver	0.50	1,929	(64)
Hoosier Intermediate, LLC	Revolver	0.50	1,600	(87)
HS Spa Holdings Inc.	Revolver	0.50	1,235	(34)
iCIMS, Inc.	Revolver	0.50	2,432	(89)
iCIMS, Inc.	Delayed Draw	—	6,784	(247)
IQN Holding Corp.	Delayed Draw	1.00	696	(11)
IQN Holding Corp.	Revolver	0.50	489	(8)
Jeg's Automotive, LLC	Delayed Draw	1.00	4,167	(251)
K2 Insurance Services, LLC	Revolver	0.50	1,120	(11)
Kaseya, Inc.	Revolver	0.50	2,054	(60)
Kaseya, Inc.	Delayed Draw	0.50	1,146	(33)
Lifelong Learner Holdings, LLC	Revolver	0.50	2	—
Liqui-Box Holdings, Inc.	Revolver	0.50	596	—
LVF Holdings, Inc.	Revolver	0.50	992	(54)
LVF Holdings, Inc.	Delayed Draw	1.00	4,670	(254)

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2022
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount		Fair Value
Material Holdings, LLC	Delayed Draw	—%		$977	$(44)
Material Holdings, LLC	Revolver	1.00		499	(22)
Medical Manufacturing Technologies, LLC	Revolver	0.50		1,446	(27)
Medical Manufacturing Technologies, LLC	Delayed Draw	1.00		826	(16)
NEFCO Holding Company LLC	Delayed Draw	1.00		380	(7)
NEFCO Holding Company LLC	Delayed Draw	1.00		553	(11)
NEFCO Holding Company LLC	Revolver	0.50		763	(15)
NMI AcquisitionCo, Inc.	Revolver	0.50		1,280	(33)
North Haven Fairway Buyer, LLC	Revolver	0.50		1,154	(21)
North Haven Stallone Buyer, LLC	Delayed Draw	1.00		200	(4)
Oak Purchaser, Inc.	Delayed Draw	0.50		1,623	(38)
Oak Purchaser, Inc.	Revolver	0.50		584	(14)
PF Atlantic Holdco 2, LLC	Delayed Draw	1.00		7,448	(130)
PF Atlantic Holdco 2, LLC	Revolver	0.50		2,759	(48)
PPT Management Holdings, LLC	Revolver	0.50		587	(162)
Prophix Software Inc. (Canada)	Revolver	0.50		1,993	—
PXO Holdings I Corp.	Delayed Draw	1.00		885	(16)
PXO Holdings I Corp.	Revolver	0.50		1,315	(24)
QNNECT, LLC	Delayed Draw	1.00		1,386	(42)
Quantic Electronics, LLC	Revolver	0.50		276	(14)
Quantic Electronics, LLC	Delayed Draw	1.00		2,126	(109)
Radwell Parent, LLC	Revolver	0.38		1,395	(42)
RSC Acquisition, Inc.	Revolver	0.50		462	(21)
RSC Acquisition, Inc.	Delayed Draw	1.00		950	(43)
Sapphire Convention, Inc.	Revolver	0.50		4,188	(92)
SCP Eye Care HoldCo, LLC	Revolver	0.50		17	—
SCP Eye Care HoldCo, LLC	Delayed Draw	1.00		39	(1)
Smarsh Inc.	Revolver	0.50		408	(17)
Smarsh Inc.	Delayed Draw	1.00		816	(34)
Spotless Brands, LLC	Revolver	0.50		1,096	(33)
Tank Holding Corp.	Revolver	0.38		1,379	(37)
The Carlstar Group LLC	Revolver	0.50		3,657	(48)
Trader Corporation (Canada)	Revolver	0.50	C$	906	(31)
Trafigura Trading LLC	Revolver	0.50		388	(3)
Tufin Software North America, Inc.	Revolver	0.50		1,339	(41)
Tufin Software North America, Inc.	Delayed Draw	—		115	(4)
Turbo Buyer, Inc.	Delayed Draw	1.00		2,967	(53)

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2022
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
Turbo Buyer, Inc.	Revolver	0.50%	$1,217	$(22)
U.S. Legal Support, Inc.	Delayed Draw	0.50	2,032	(37)
U.S. Legal Support, Inc.	Revolver	0.50	735	(13)
Wineshipping.com LLC	Delayed Draw	1.00	1,609	(127)
Wineshipping.com LLC	Revolver	0.50	1,509	(120)
Total unfunded commitments			$158,206	$(4,549)

(15) Loans include a credit spread adjustment that ranges from 0.10% to 0.25%.
As of December 31, 2022, investments at fair value consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$1,416,343	$1,359,962	68.6%
Second Lien Debt	271,266	262,703	13.3
Equity Investments	91,269	94,190	4.8
Investment Funds	271,097	263,022	13.3
Total	$2,049,975	$1,979,877	100.0%
The rate type of debt investments at fair value as of December 31, 2022 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value of First and Second Lien Debt
Floating Rate	$1,663,454	$1,599,078	98.5%
Fixed Rate	24,155	23,587	1.5
Total	$1,687,609	$1,622,665	100.0%

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2022
(dollar amounts in thousands)
The industry composition of investments at fair value as of December 31, 2022 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$145,220	$136,668	6.9%
Automotive	86,452	86,903	4.4
Beverage & Food	76,837	72,283	3.6
Business Services	95,138	93,620	4.7
Capital Equipment	60,328	61,262	3.1
Chemicals, Plastics & Rubber	77,372	76,547	3.9
Construction & Building	23,459	23,122	1.2
Consumer Goods: Durable	437	427	0.0
Consumer Goods: Non-Durable	10,686	10,333	0.5
Consumer Services	115,254	112,705	5.7
Containers, Packaging & Glass	46,300	44,558	2.2
Diversified Financial Services	78,558	76,996	3.9
Energy: Oil & Gas	34,280	34,457	1.7
Environmental Industries	59,306	58,155	2.9
Healthcare & Pharmaceuticals	259,077	234,876	11.9
High Tech Industries	139,652	135,718	6.9
Investment Funds	271,097	263,022	13.3
Leisure Products & Services	117,164	112,926	5.7
Media: Advertising, Printing & Publishing	318	257	0.0
Media: Diversified & Production	19,765	19,760	1.0
Metals & Mining	8,076	8,185	0.4
Retail	31,258	30,796	1.6
Software	178,991	175,981	8.9
Sovereign & Public Finance	182	623	0.0
Telecommunications	75,795	70,907	3.6
Transportation: Cargo	7,406	7,188	0.4
Utilities: Electric	906	877	0.0
Wholesale	30,661	30,725	1.6
Total	$2,049,975	$1,979,877	100.0%

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2022
(dollar amounts in thousands)
The geographical composition of investments at fair value as of December 31, 2022 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Australia	$2,796	$2,796	0.1%
Canada	47,906	48,474	2.4
Cyprus	6,552	6,967	0.4
Italy	5,815	5,465	0.3
Luxembourg	41,453	39,066	2.0
Sweden	1,168	382	0.0
United Kingdom	72,441	69,353	3.5
United States	1,871,844	1,807,374	91.3
Total	$2,049,975	$1,979,877	100.0%

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE SECURED LENDING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
As of March 31, 2023
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
The Company’s investment objective is to generate current income and, to a lesser extent, capital appreciation primarily through assembling a portfolio of secured debt investments in U.S. middle market companies. The Company's core investment strategy focuses on lending to U.S. middle market companies, which the Company defines as companies with approximately $25 million to $100 million of earnings before interest, taxes, depreciation and amortization (“EBITDA”), supported by financial sponsors. This core strategy is opportunistically supplemented with differentiated and complementary lending and investing strategies, which take advantage of the broad capabilities of Carlyle's Global Credit platform while offering risk-diversifying portfolio benefits. The Company seeks to achieve its objective primarily through direct origination of secured debt instruments, including first lien senior secured loans (which may include stand-alone first lien loans, first lien/last out loans and “unitranche” loans) and second lien senior secured loans (collectively, “Middle Market Senior Loans”), with a minority of its assets invested in higher yielding investments (which may include unsecured debt, subordinated debt and investments in equities). The Middle Market Senior Loans are generally made to private U.S. middle market companies that are, in many cases, controlled by private equity firms.
The Company invests primarily in loans to middle market companies whose debt has been rated below investment grade, or would likely be rated below investment grade if it was rated. These securities, which are often referred to as “junk” have predominately speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal.
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
On June 26, 2015, the Company completed a $400,000 term debt securitization (the “2015-1 Debt Securitization”). The notes offered in the 2015-1 Debt Securitization (the “2015-1 Notes”) were issued by Carlyle Direct Lending CLO 2015-1R

LLC (formerly known as Carlyle GMS Finance MM CLO 2015-1 LLC) (the “2015-1 Issuer”), a wholly owned and consolidated subsidiary of the Company. On August 30, 2018, the 2015-1 Issuer refinanced the 2015-1 Debt Securitization (the “2015-1 Debt Securitization Refinancing”) by redeeming in full the 2015-1 Notes and issuing new notes (the “2015-1R Notes”). The 2015-1R Notes are secured by a diversified portfolio of the 2015-1 Issuer consisting primarily of first and second lien senior secured loans. Refer to Note 7, Borrowings, for details. The 2015-1 Issuer is consolidated in these consolidated financial statements commencing from the date of its formation, May 8, 2015.
On February 29, 2016, the Company and Credit Partners USA LLC (“Credit Partners”) entered into an amended and restated limited liability company agreement, which was subsequently amended on June 24, 2016, February 22, 2021, May 16, 2022 and April 20, 2023 (as amended, the “Limited Liability Company Agreement”) to co-manage Middle Market Credit Fund, LLC (“Credit Fund”). Credit Fund primarily invests in first lien loans of middle market companies. Credit Fund is managed by a six-member board of managers, on which the Company and Credit Partners each have equal representation. The Company and Credit Partners each have 50% economic ownership of Credit Fund and have commitments to fund, from time to time, capital of up to $250,000 each. Refer to Note 5, Middle Market Credit Fund, LLC, for details.
On May 5, 2020, the Company issued and sold 2,000,000 shares of cumulative convertible preferred stock, par value $0.01 per share (the “Preferred Stock”), to an affiliate of Carlyle in a private placement at a price of $25 per share. See Note 9, Net Assets, to these unaudited consolidated financial statements for further information about the Preferred Stock.
On November 3, 2020, the Company and Cliffwater Corporate Lending Fund (“CCLF”), an investment vehicle managed by Cliffwater LLC, entered into a limited liability company agreement to co-manage Middle Market Credit Fund II, LLC (“Credit Fund II”). Credit Fund II invests in senior secured loans of middle market companies. Credit Fund II is managed by a four-member board of managers, on which the Company and CCLF each have equal representation. The Company and CCLF have approximately 84.13% and 15.87% economic ownership of Credit Fund II, respectively. The Company contributed certain senior secured debt investments with an aggregate principal balance of approximately $250 million to Credit Fund II in exchange for its 84.13% economic interest and gross cash proceeds of approximately $170 million. See Note 6, Middle Market Credit Fund II, LLC, to these unaudited consolidated financial statements for details.
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
The interim consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of consolidated financial statements for the interim periods presented have been included. These adjustments are of a normal, recurring nature. This Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2022. The results of operations for the three month period ended March 31, 2023 are not necessarily indicative of the operating results to be expected for the full year.

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
Investments
Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment at the time of exit using the specific identification method without regard to unrealized appreciation or depreciation previously recognized, and includes investments charged off during the period, net of recoveries. Net change in unrealized appreciation or depreciation on investments as presented in the accompanying Consolidated Statements of Operations reflects the net change in the fair value of investments, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized. See Note 3, Fair Value Measurements, to these unaudited consolidated financial statements, for further information about fair value measurements.
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash consist of demand deposits and highly liquid investments (e.g., money market funds, U.S. treasury notes) with original maturities of three months or less. Cash equivalents are carried at amortized cost, which approximates fair value. The Company’s cash, cash equivalents and restricted cash are held with one large financial institution and cash held in such financial institution may, at times, exceed the Federal Deposit Insurance Corporation insured limit. As of March 31, 2023 and December 31, 2022, the Company had restricted cash balances of $19,400 and $14,412, respectively, which represent amounts that are collected and held by trustees appointed by the Company for payment of interest expense and principal on the outstanding borrowings, or reinvestment into new assets, and as custodians of the assets securing certain of the Company's financing transactions.
Revenue Recognition
Interest from Investments
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
The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK income represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. As of March 31, 2023 and December 31, 2022, the fair value of the loans in the portfolio with PIK provisions was $149,619 and $176,773, respectively, which represents approximately 7.6% and 8.9% of total investments at fair value, respectively. For the three month periods ended March 31, 2023 and 2022, the Company earned $4,188 and $3,721 in PIK income, respectively. In 2022, the Company began presenting PIK income as a separate financial statement line item in the accompanying Consolidated Statements of Operations, which had previously been included in interest income. Prior periods have been conformed to the current presentation.
In 2022, the Company separately presented interest receivable and dividend receivable on the accompanying Consolidated Statements of Cash Flows. In 2023, the amounts are presented collectively on the Consolidated Statements of Cash Flows. Prior periods have been conformed to the current presentation.

Dividend Income
Dividend income from the investment funds, Credit Fund and Credit Fund II, and other investments funds, if any, is recorded on the record date for the investment fund to the extent that such amounts are payable by the investment funds and are expected to be collected.
Other Income
Other income may include income such as consent, waiver, amendment, unused, underwriting, arranger and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive fees for guaranteeing the outstanding debt of a portfolio company. Such fees are amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in prepaid expenses and other assets in the accompanying Consolidated Statements of Assets and Liabilities. For the three month periods ended March 31, 2023 and 2022, the Company earned $963 and $2,236, respectively, in other income, primarily from prepayment fees and amendment fees.
Non-Accrual Income
Loans are generally placed on non-accrual status when principal or interest payments are past due or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are current or there is no longer any reasonable doubt that such principal or interest will be collected in full and, in management’s judgment, are likely to remain current. Management may determine not to place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2023 and December 31, 2022, the fair value of the loans in the portfolio on non-accrual status was $68,890 and $57,932, respectively. The remaining first and second lien debt investments were performing and current on their interest payments as of March 31, 2023 and December 31, 2022 and for the periods then ended.
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
In 2022, the Company began presenting interest expense and credit facility fees together in the accompanying Consolidated Statements of Operations, which had previously been presented as separate financial statement line items. Prior periods have been conformed to the current presentation.

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
The minimum distribution requirements applicable to RICs require the Company to distribute to its stockholders at least 90% of its investment company taxable income (“ICTI”), as defined by the Code, each year. Depending on the level of ICTI earned in a tax year, the Company may choose to carry forward ICTI in excess of current year distributions into the next tax year. Any such carryover ICTI must be distributed before the end of that next tax year through a dividend declared prior to filing the final tax return related to the year which generated such ICTI. For the three month periods ended March 31, 2023 and 2022, the Company incurred $523 and $353 in excise tax expense, respectively.
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

Securities/instruments that are illiquid or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of the Investment Adviser, does not represent fair value shall each be valued as of the measurement date using all techniques appropriate under the circumstances and for which sufficient data is available. These valuation techniques may vary by investment and include comparable public market valuations, comparable precedent transaction valuations and/or discounted cash flow analyses. The process generally used to determine the applicable value is as follows: (i) the value of each portfolio company or investment is initially reviewed by the investment professionals responsible for such portfolio company or investment and, for non-traded investments, a standardized template designed to approximate fair market value based on observable market inputs, updated credit statistics and unobservable inputs is used to determine a preliminary value, which is also reviewed alongside consensus pricing, where available; (ii) preliminary valuation conclusions are documented and reviewed by a valuation committee comprised of personnel of the Investment Adviser; (iii) the Board of Directors engages a third-party valuation firm to provide positive assurance on portions of the Middle Market Senior Loans and equity investments portfolio each quarter (such that each non-traded investment other than Credit Fund is reviewed by a third-party valuation firm at least once on a rolling twelve month basis) including a review of management’s preliminary valuation and conclusion on fair value; (iv) if applicable, prior to September 8, 2022, the Audit Committee of the Board of Directors (the “Audit Committee”) reviewed the assessments of the Investment Adviser and the third-party valuation firm; and (v) if applicable, prior to September 8, 2022, the Board of Directors discussed the valuation recommendations of the Audit Committee and determined the fair value of each investment in the portfolio in good faith based on the input of the Investment Adviser and, where applicable, the third-party valuation firm.

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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of March 31, 2023 and December 31, 2022.
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
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the overall fair value measurement. The Investment Adviser’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment. Investments in Credit Fund and Credit Fund II are valued based on the legal form of investment. For those structured through LLC membership interests, the practical expedient, or net asset value method, is used. For those structured through subordinated notes, a discounted cash flow method is used.

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the three month periods ended March 31, 2023 and 2022, there were no transfers between levels.
The following tables summarize the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of March 31, 2023 and December 31, 2022:

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$1,350,740	$1,350,740
Second Lien Debt	—	—	259,429	259,429
Equity Investments	—	—	102,241	102,241
Investment Funds
Mezzanine Loan	—	—	—	—
Subordinated Loan and Member's Interest	—	—	189,970	189,970
Total	$—	$—	$1,902,380	$1,902,380
Investments measured at net asset value (1)				71,185
Total				$1,973,565

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$1,359,962	$1,359,962
Second Lien Debt	—	—	262,703	262,703
Equity Investments	—	—	94,190	94,190
Investment Funds
Mezzanine Loan	—	—	—	—
Subordinated Loan and Member's Interest	—	—	190,065	190,065
Total	$—	$—	$1,906,920	$1,906,920
Investments measured at net asset value (1)				72,957
Total				$1,979,877
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

The changes in the Company’s investments at fair value for which the Company has used Level 3 inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level 3 investments still held are as follows:

	Financial Assets
	For the three month period ended March 31, 2023
	First Lien Debt	Second Lien Debt	Equity Investments	Investment Fund - Subordinated Loan and Member's Interest	Total
Balance, beginning of period	$1,359,962	$262,703	$94,190	$190,065	$1,906,920
Purchases	54,825	323	2,362	—	57,510
Sales	(32,001)	(6,372)	(222)	—	(38,595)
Paydowns	(28,721)	(454)	(607)	—	(29,782)
Accretion of discount	1,621	178	56	—	1,855
Net realized gains (losses)	(13,429)	(49)	163	—	(13,315)
Net change in unrealized appreciation (depreciation)	8,483	3,100	6,299	(95)	17,787
Balance, end of period	$1,350,740	$259,429	$102,241	$189,970	$1,902,380
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held at the reporting date included in net change in unrealized appreciation (depreciation) on investments on the Consolidated Statements of Operations	$(2,321)	$3,100	$6,643	$(95)	$7,327

	Financial Assets
	For the three month period ended March 31, 2022
	First Lien Debt	Second Lien Debt	Equity Investments	Investment Fund - Subordinated Loan and Member's Interest	Total
Balance, beginning of period	$1,232,084	$341,776	$77,093	$184,141	$1,835,094
Purchases	111,329	250	2,387	—	113,966
Sales	(12,059)	—	(4,003)	—	(16,062)
Paydowns	(105,973)	(36,325)	(1,083)	—	(143,381)
Accretion of discount	1,772	559	7	—	2,338
Net realized gains (losses)	3,455	—	2,384	—	5,839
Net change in unrealized appreciation (depreciation)	(6,491)	(2,058)	1,914	5,144	(1,491)
Balance, end of period	$1,224,117	$304,202	$78,699	$189,285	$1,796,303
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held at the reporting date included in net change in unrealized appreciation (depreciation) on investments on the Consolidated Statements of Operations	$(2,944)	$(1,333)	$(901)	$5,144	$(34)

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
The following tables summarize the quantitative information related to the significant unobservable inputs for Level 3 instruments which are carried at fair value as of March 31, 2023 and December 31, 2022:

	Fair Value as of March 31, 2023	Valuation Techniques	Significant Unobservable Inputs	Range
				Low	High	Weighted Average
Investments in First Lien Debt	$1,173,468	Discounted Cash Flow	Discount Rate	5.53%	27.81%	8.95%
	37,081	Consensus Pricing	Indicative Quotes	97.00%	100.00%	98.39%
	140,191	Income Approach	Discount Rate	9.08%	10.69%	9.93%
		Market Approach	Comparable Multiple	8.50x	10.86x	9.81x
Total First Lien Debt	1,350,740
Investments in Second Lien Debt	259,429	Discounted Cash Flow	Discount Rate	8.73%	13.12%	9.83%
Total Second Lien Debt	259,429
Investments in Equity	102,241	Income Approach	Discount Rate	7.22%	12.76%	9.41%
		Market Approach	Comparable Multiple	8.34x	19.00x	12.91x
Total Equity Investments	102,241
Investments in Credit Fund
Subordinated Loan and Member's Interest	189,970	Discounted Cash Flow	Discount Rate	9.50%	9.50%	9.50%
		Discounted Cash Flow	Default Rate	3.00%	3.00%	3.00%
		Discounted Cash Flow	Recovery Rate	65.00%	65.00%	65.00%
Total Investments in Credit Fund	189,970
Total Level 3 Investments	$1,902,380

	Fair Value as of December 31, 2022	Valuation Techniques	Significant Unobservable Inputs	Range
				Low	High	Weighted Average
Investments in First Lien Debt	$1,157,414	Discounted Cash Flow	Discount Rate	4.84%	17.96%	9.09%
	74,457	Consensus Pricing	Indicative Quotes	97.00	100.00	97.95
	128,091	Income Approach	Discount Rate	9.03%	19.31%	13.34%
		Market Approach	Comparable Multiple	5.21x	10.51x	9.81x
Total First Lien Debt	1,359,962
Investments in Second Lien Debt	262,703	Discounted Cash Flow	Discount Rate	8.96%	13.33%	10.12%
Total Second Lien Debt	262,703
Investments in Equity	94,190	Income Approach	Discount Rate	7.22%	12.69%	9.89%
		Market Approach	Comparable Multiple	8.40x	17.24x	10.41x
Total Equity Investments	94,190
Investment in Credit Fund
Subordinated Loan and Member's Interest	190,065	Discounted Cash Flow	Discount Rate	10.25%	10.25%	10.25%
		Discounted Cash Flow	Default Rate	3.00%	3.00%	3.00%
		Discounted Cash Flow	Recovery Rate	65.00%	65.00%	65.00%
Total Investments in Credit Fund	190,065
Total Level 3 Investments	$1,906,920
The significant unobservable inputs used in the fair value measurement of the Company’s investments in first and second lien debt securities are discount rates, indicative quotes and comparable EBITDA multiples. Significant increases in discount rates in isolation would result in a significantly lower fair value measurement. Significant decreases in indicative quotes or comparable EBITDA multiples in isolation would result in a significantly lower fair value measurement.
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
Financial instruments disclosed but not carried at fair value
The following table presents the carrying value (before debt issuance costs) and fair value of the Credit Facility, Senior Notes, and 2015-1R Notes disclosed but not carried at fair value as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured borrowings	$455,859	$455,859	$440,441	$440,441
2019 Notes	115,000	107,218	115,000	105,496
2020 Notes	75,000	70,121	75,000	69,180
Aaa/AAA Class A-1-1-R Notes	234,800	231,630	234,800	232,170
Aaa/AAA Class A-1-2-R Notes	50,000	49,515	50,000	49,655
Aaa/AAA Class A-1-3-R Notes	25,000	24,413	25,000	24,013
AA Class A-2-R Notes	66,000	64,700	66,000	63,802
A Class B Notes	46,400	44,303	46,400	44,465
BBB- Class C Notes	27,000	25,380	27,000	25,920
Total	$1,095,059	$1,073,139	$1,079,641	$1,055,142
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
The fair value determination of the Company’s 2015-1R Notes was based on the market quotation(s) received from broker/dealer(s). These fair value measurements were based on significant unobservable inputs and thus represent Level 3 measurements as defined in the accounting guidance for fair value measurement.
The carrying value of other financial assets and liabilities approximates their fair value based on the short term nature of these items.
4. RELATED PARTY TRANSACTIONS
Investment Advisory Agreement
On April 3, 2013, the Company’s Board of Directors, including a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the Investment Company Act (the “Independent Directors”), approved an investment advisory agreement (the “Original Investment Advisory Agreement”) between the Company and the Investment Adviser in accordance with, and on the basis of an evaluation satisfactory to such directors as required by, Section 15(c) of the Investment Company Act. The Original Investment Advisory Agreement was amended on September 15, 2017 and August 6, 2018 after receipt of requisite Board and stockholders' approvals, as applicable (as amended, the “Investment Advisory Agreement”). Unless terminated earlier, the Investment Advisory Agreement renews automatically for successive annual periods, provided that such continuance is specifically approved at least annually by the vote of the Board of Directors and by the vote of a majority of the Independent Directors. On May 4, 2023, the Company’s Board of Directors, including a majority of the Independent Directors, approved at an in-person meeting the continuance of the Company’s Investment Advisory Agreement with the Adviser for an additional one year term. The Investment Advisory Agreement will automatically terminate in the event of an assignment and may be terminated by either party without penalty upon at least 60 days’ written notice to the other party. Subject to the overall supervision of the Board of Directors, the Adviser provides investment advisory services to the Company. For providing these services, the Adviser receives fees from the Company consisting of two components—a base management fee and an incentive fee.
The Base Management fee is calculated at an annual rate of 1.50% of the average value of the Company’s gross assets at the end of the two most recently completed fiscal quarters; provided, however, the Base Management fee is calculated at an annual rate of 1.00% of the Company’s gross assets as of the end of the two most recently completed calendar quarters that exceeds the product of (A) 200% and (B) the average value of the Company’s net asset value at the end of the two most recently completed calendar quarters. “Gross assets” is determined on a consolidated basis in accordance with generally accepted accounting principles in the United States, include assets acquired through the incurrence of debt (see Note 7, Borrowings, to these unaudited consolidated financial statements), and excludes cash and any temporary investments in cash-equivalents. For purposes of this calculation, cash and cash equivalents includes U.S. government securities and other high quality investment grade debt investments that mature in 12 months or less from the date of investment. The Base Management

Fee is payable quarterly in arrears, will be appropriately adjusted for any share issuances or repurchases during such the applicable fiscal quarters, and will be appropriately pro-rated for any partial month or quarter.
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

Below is a summary of the base management fees and incentive fees incurred during the three month periods ended March 31, 2023 and 2022.

	For the three month periods ended
	March 31, 2023	March 31, 2022
Base management fees	$7,236	$7,050
Incentive fees on pre-incentive fee net investment income	5,472	5,228
Realized capital gains incentive fees	—	—
Accrued capital gains incentive fees	—	—
Total capital gains incentive fees	—	—
Total incentive fees	5,472	5,228
Total base management fees and incentive fees	$12,708	$12,278
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
As of March 31, 2023 and December 31, 2022, $12,729 and $12,681, respectively, was included in base management and incentive fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
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
Unless terminated earlier, the Administration Agreement will renew automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (i) the vote of the Board of Directors or by a majority vote of the outstanding voting securities of the Company and (ii) the vote of a majority of the Company’s Independent Directors. On May 4, 2023, the Company's Board of Directors, including a majority of the Independent Directors, approved the continuance of the Administration Agreement for a one year period. The Administration Agreement may not be assigned by a party without the consent of the other party and may be terminated by either party without penalty upon at least 60 days’ written notice to the other party.
For the three month periods ended March 31, 2023 and 2022, the Company incurred $28 and $406, respectively, in fees under the Administration Agreement, which are included in administrative service fees in the accompanying Consolidated Statements of Operations. As of March 31, 2023 and December 31, 2022, $1,221 and $1,711, respectively, was unpaid and included in administrative service fees payable in the accompanying Consolidated Statements of Assets and Liabilities.

Sub-Administration Agreements
On April 3, 2013, the Administrator entered into a sub-administration agreement with Carlyle Employee Co. (the “Carlyle Sub-Administration Agreement”). Pursuant to the Carlyle Sub-Administration Agreement, Carlyle Employee Co. provides the Administrator with access to personnel.
On April 3, 2013, the Administrator entered into a sub-administration agreement with State Street Bank and Trust Company (“State Street” and, such agreement, the “State Street Sub-Administration Agreement” and, together with the Carlyle Sub-Administration Agreement, the “Sub-Administration Agreements”). Unless terminated earlier, the State Street Sub-Administration Agreement renew automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (i) the vote of the Board of Directors or by the vote of a majority of the outstanding voting securities of the Company and (ii) the vote of a majority of the Company’s Independent Directors. On May 4, 2023, the Company's Board of Directors, including a majority of the Independent Directors, approved the continuance of the State Street Sub-Administration Agreement for a one year period. The State Street Sub-Administration Agreement may be terminated upon at least 60 days’ written notice and without penalty by the vote of a majority of the outstanding securities of the Company, or by the vote of the Board of Directors or by either party to the State Street Sub-Administration Agreement.
For the three month periods ended March 31, 2023 and 2022, the Company incurred $157 and $175, respectively, in fees under the State Street Sub-Administration Agreement. These fees are included in other general and administrative expenses in the accompanying Consolidated Statements of Operations. As of March 31, 2023 and December 31, 2022, $167 and $298, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.
License Agreement
The Company has entered into a royalty free license agreement with CIM, which wholly owns the Investment Adviser and is a wholly owned subsidiary of Carlyle, pursuant to which CIM has granted the Company a non-exclusive, revocable and non-transferable license to use the name and mark “Carlyle.”
Board of Directors
The Company’s Board of Directors currently consists of seven members, four of whom are Independent Directors. The Board of Directors has established an Audit Committee, a Pricing Committee, a Nominating and Governance Committee and a Compensation Committee, the members of each of which consist of the Company’s Independent Directors. The Board of Directors may establish additional committees in the future. For the three month periods ended March 31, 2023 and 2022, the Company incurred $123 and $160, respectively, in fees and expenses associated with its Independent Directors' services on the Company's Board of Directors and its committees. As of March 31, 2023 and December 31, 2022, no fees or expenses associated with its Independent Directors were payable.
Transactions with Investment Funds
For the three month period ended March 31, 2023 and 2022, the Company did not sell any investments to Credit Fund. See Note 5, Middle Market Credit Fund, LLC, to these unaudited consolidated financial statements for further information about Credit Fund. For the three month period ended March 31, 2023, the Company sold 1 investment to Credit Fund II for proceeds of $9,840 and realized gain of $10. For the three month period ended March 31, 2022, the Company did not sell any investments to Credit Fund II. See Note 6, Middle Market Credit Fund II, LLC, to these unaudited consolidated financial statements for further information about Credit Fund II.
Cumulative Convertible Preferred Stock
On May 5, 2020, the Company issued and sold 2,000,000 shares of the cumulative convertible preferred stock, par value $0.01 per share, to an affiliate of Carlyle in a private placement at a price of $25 per share. For the three month period ended March 31, 2023 and 2022, the Company declared and paid dividends on the Preferred Stock of $875 and $875, respectively. See Note 9, Net Assets, to these unaudited consolidated financial statements for further information about the Preferred Stock.

5. MIDDLE MARKET CREDIT FUND, LLC
Overview
On February 29, 2016, the Company and Credit Partners entered into an amended and restated limited liability company agreement, which was subsequently amended and restated on June 24, 2016, February 22, 2021, May 16, 2022 and April 20, 2023 (as amended, the “Limited Liability Company Agreement”) to co-manage Credit Fund, a Delaware limited liability company that is not consolidated in the Company’s consolidated financial statements. Credit Fund primarily invests in first lien loans of middle market companies. Credit Fund is managed by a six-member board of managers, on which the Company and Credit Partners each have equal representation. Establishing a quorum for Credit Fund’s board of managers requires at least four members to be present at a meeting, including at least two of the Company’s representatives and two of Credit Partners’ representatives. The Company and Credit Partners each have 50% economic ownership of Credit Fund and have commitments to fund, from time to time, capital of up to $250,000 each. Funding of such commitments generally requires the approval of the board of Credit Fund, including the board members appointed by the Company. By virtue of its membership interest, the Company and Credit Partners each indirectly bear an allocable share of all expenses and other obligations of Credit Fund.
Together with Credit Partners, the Company co-invests through Credit Fund. Investment opportunities for Credit Fund are sourced primarily by the Company and its affiliates. Portfolio and investment decisions with respect to Credit Fund must be unanimously approved by a quorum of Credit Fund’s investment committee consisting of an equal number of representatives of the Company and Credit Partners. Therefore, although the Company owns more than 25% of the voting securities of Credit Fund, the Company does not believe that it has control over Credit Fund (other than for purposes of the Investment Company Act). Middle Market Credit Fund SPV, LLC (the “Credit Fund Sub”) and MMCF Warehouse II, LLC (the “Credit Fund Warehouse II”), each a Delaware limited liability company, were formed on April 5, 2016, November 26, 2018 and August 16, 2019, respectively. Credit Fund Sub and Credit Fund Warehouse II are wholly owned subsidiaries of Credit Fund and are consolidated in Credit Fund’s consolidated financial statements commencing from the date of their respective formations. Credit Fund Sub primarily invests in first lien loans of middle market companies. Credit Fund and its wholly owned subsidiaries follow the same Internal Risk Rating System as the Company. Refer to “Debt” below in this Note 5 for discussions regarding the credit facility entered into and the notes issued by such wholly-owned subsidiaries.
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

Selected Financial Data
Since inception of Credit Fund and through March 31, 2023 and December 31, 2022, the Company and Credit Partners each made capital contributions of $1 and $1 in members’ equity, respectively, and $216,000 and $216,000 in subordinated loans, respectively, to Credit Fund. On May 25, 2021, the Company and Credit Partners received an aggregate return of capital on the subordinated loans of $46,000, of which the Company received $23,000. Below is certain summarized consolidated financial information for Credit Fund as of March 31, 2023 and December 31, 2022.

	As of
	March 31, 2023	December 31, 2022
	(unaudited)
Selected Consolidated Balance Sheet Information:
ASSETS
Investments, at fair value (amortized cost of $879,162 and $953,467, respectively)	$825,539	$902,720
Cash, cash equivalents and restricted cash(1)	30,245	28,030
Other assets	9,812	9,681
Total assets	$865,596	$940,431
LIABILITIES AND MEMBERS’ EQUITY
Secured borrowings	$517,221	$588,621
Other liabilities	20,384	19,940
Subordinated loans and members’ equity(2)	327,991	331,870
Total liabilities and members’ equity	$865,596	$940,431
(1) As of March 31, 2023 and December 31, 2022, $14,719 and $14,393, respectively, of Credit Fund's cash and cash equivalents was restricted.
(2) As of March 31, 2023 and December 31, 2022, the fair value of Company's ownership interest in the subordinated loans and members’ equity was $189,970 and $190,065, respectively.

	For the three month periods ended
	March 31, 2023	March 31, 2022
	(unaudited)
Selected Consolidated Statement of Operations Information:
Total investment income	$22,954	$14,679
Expenses
Interest and credit facility expenses	10,272	4,046
Other expenses	453	497
Total expenses	10,725	4,543
Net investment income (loss)	12,229	10,136
Net realized gain (loss) on investments	(2,232)	—
Net change in unrealized appreciation (depreciation) on investments	(2,876)	(9,869)
Net increase (decrease) resulting from operations	$7,121	$267

Below is a summary of Credit Fund’s portfolio, followed by a listing of the loans in Credit Fund’s portfolio as of March 31, 2023 and December 31, 2022:

	As of
	March 31, 2023	December 31, 2022
Senior secured loans (1)	$880,770	$955,605
Number of portfolio companies in Credit Fund	41	45
Average amount per portfolio company (1)	$21,482	$21,236
Number of loans on non-accrual status	1	—
Fair value of loans on non-accrual status	$1,714	$—
Percentage of portfolio at floating interest rates (2)(3)	100.0%	100.0%
Fair value of loans with PIK provisions	$43,984	$49,950
Percentage of portfolio with PIK provisions (3)	5.3%	5.5%
(1)At par/principal amount.
(2)Floating rate debt investments are generally subject to interest rate floors.
(3)Percentages based on fair value.

Consolidated Schedule of Investments as of March 31, 2023
Investments (1)			Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
First Lien Debt (100.0% of fair value)
ACR Group Borrower, LLC	^+		(2)(3)(8)	Aerospace & Defense	LIBOR	4.50%	9.64%	3/31/2028	$38,454	$37,996	$37,609
Alpine Acquisition Corp II	+	(2)(3)(6)	(2)(3)(6)	Transportation: Cargo	SOFR	5.50%	10.27%	11/30/2026	9,975	9,527	9,605
Analogic Corporation	+		(2)(3)(6)(8)	Capital Equipment	SOFR	5.25%	10.08%	6/22/2024	19,840	19,832	19,452
API Technologies Corp.	+		(2)(3)	Aerospace & Defense	LIBOR	4.25%	9.41%	5/9/2026	14,437	14,401	10,614
Avalign Technologies, Inc.	+		(2)(3)(6)	Healthcare & Pharmaceuticals	SOFR	4.50%	9.49%	12/22/2025	14,257	14,195	12,903
BMS Holdings III Corp.	+		(2)(3)	Construction & Building	LIBOR	5.50%	10.66%	9/30/2026	11,103	11,025	10,739
Chartis Holding, LLC	^+		(2)(3)(6)(8)	Business Services	SOFR	5.00%	9.65%	5/1/2025	7,465	7,465	7,408
Chemical Computing Group ULC (Canada)	^+		(2)(3)(6)(8)	Software	SOFR	4.50%	9.31%	8/30/2024	13,733	13,553	13,589
Diligent Corporation	^+		(2)(3)(8)	Telecommunications	LIBOR	6.25%	11.09%	8/4/2025	9,855	9,697	9,434
Divisions Holding Corporation	+		(2)(3)	Business Services	LIBOR	4.75%	9.59%	5/27/2028	14,152	14,042	13,568
DTI Holdco, Inc.	+		(2)(3)	High Tech Industries	SOFR	4.75%	9.43%	4/26/2029	29,850	29,315	27,611
Eliassen Group, LLC	+		(2)(3)	Business Services	SOFR	5.50%	10.41%	4/14/2028	19,327	19,108	19,174
EPS Nass Parent, Inc.	^+		(2)(3)(8)	Utilities: Electric	LIBOR	5.75%	10.91%	4/19/2028	34,335	33,777	32,840
EvolveIP, LLC	^+		(2)(3)(6)(8)	Telecommunications	SOFR	5.50%	10.53%	6/7/2025	40,371	40,343	39,708
Exactech, Inc.	+		(2)(3)(6)	Healthcare & Pharmaceuticals	SOFR	3.75%	8.66%	2/14/2025	21,025	20,972	15,243
GSM Acquisition Corp.	+		(2)(3)(6)	Leisure Products & Services	SOFR	5.00%	10.16%	11/16/2026	30,883	30,648	29,441
Heartland Home Services, Inc.	+		(2)(3)	Consumer Services	LIBOR	5.75%	10.59%	12/15/2026	7,223	7,144	7,080
Heartland Home Services, Inc.	+		(2)(3)(8)	Consumer Services	LIBOR	6.00%	10.83%	12/15/2026	24,193	24,118	23,889
Higginbotham Insurance Agency, Inc.	+		(2)(3)	Diversified Financial Services	LIBOR	5.25%	10.09%	11/25/2026	4,466	4,410	4,370
HMT Holding Inc.	^+		(2)(3)(6)(8)	Energy: Oil & Gas	SOFR	6.00%	11.04%	11/17/2025	34,886	34,762	33,773
Integrity Marketing Acquisition, LLC	+		(2)(3)	Diversified Financial Services	LIBOR	6.05%	11.01%	8/27/2025	36,850	36,555	35,927
Integrity Marketing Acquisition, LLC	^+		(2)(3)	Diversified Financial Services	LIBOR	6.02%	10.97%	8/27/2025	6,932	6,862	6,758
Jensen Hughes, Inc.	^+		(2)(3)(8)	Utilities: Electric	LIBOR	4.50%	9.43%	3/22/2024	34,859	34,839	33,856
K2 Insurance Services, LLC	^+		(2)(3)(8)	Diversified Financial Services	LIBOR	5.00%	10.16%	7/1/2026	12,767	12,767	12,767
KAMC Holdings, Inc.	+		(2)(3)	Energy: Electricity	LIBOR	4.00%	8.95%	8/14/2026	13,510	13,475	11,484
KBP Investments, LLC	+		(2)(3)(8)	Beverage & Food	SOFR	5.50%, 1.00% PIK	12.00%	5/25/2027	37,265	37,088	34,186
Output Services Group	+		(2)(3)	Media: Advertising, Printing & Publishing	SOFR	5.25%, 1.50% PIK	11.79%	6/27/2026	19,213	19,192	9,798
PF Atlantic Holdco 2, LLC	+		(2)(3)(6)	Leisure Products & Services	SOFR	5.50%	10.74%	11/12/2027	15,357	15,138	15,124
Premise Health Holding Corp.	+		(2)(3)	Healthcare & Pharmaceuticals	LIBOR	3.75%	8.91%	7/10/2025	13,272	13,248	13,170
QW Holding Corporation	^+		(2)(3)(8)	Environmental Industries	LIBOR	5.50%	10.35%	8/31/2026	23,374	23,245	23,374
Radiology Partners, Inc.	+		(2)(3)	Healthcare & Pharmaceuticals	LIBOR	4.25%	9.09%	7/9/2025	27,686	27,630	22,276

Consolidated Schedule of Investments as of March 31, 2023
Investments (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
RevSpring Inc.	+	(2)(3)(6)	Media: Advertising, Printing & Publishing	SOFR	4.00%	9.16%	10/11/2025	$28,773	$28,671	$27,682
Riveron Acquisition Holdings, Inc.	+	(2)(3)	Diversified Financial Services	LIBOR	5.75%	10.91%	5/22/2025	11,255	11,255	11,255
Striper Buyer, LLC	+	(2)(3)	Containers, Packaging & Glass	LIBOR	5.50%	10.34%	12/30/2026	14,663	14,562	14,579
Tank Holding Corp.	+	(2)(3)(6)	Capital Equipment	SOFR	5.75%	10.66%	3/31/2028	19,900	19,381	19,501
Turbo Buyer, Inc.	+	(2)(3)(8)	Automotive	LIBOR	6.00%	11.19%	12/2/2025	34,163	33,971	33,595
U.S. TelePacific Holdings Corp.	+	(2)(3)(6)(7)	Telecommunications	SOFR	1.00%, 7.25% PIK	9.25%	5/2/2026	7,217	7,100	1,714
USALCO, LLC	+	(2)(3)	Chemicals, Plastics & Rubber	LIBOR	6.00%	11.16%	10/19/2027	14,808	14,571	14,504
VRC Companies, LLC	^+	(2)(3)(8)	Business Services	LIBOR	5.50%	10.65%	6/29/2027	28,694	28,361	28,083
Welocalize, Inc.	^+	(2)(3)(6)(8)	Business Services	SOFR	4.75%	9.59%	12/23/2024	32,736	32,533	31,790
WRE Holding Corp.	^+	(2)(3)(6)(8)	Environmental Industries	SOFR	5.00%	9.60%	1/3/2025	8,246	8,243	8,189
Yellowstone Buyer Acquisition, LLC	+	(2)(3)	Consumer Goods: Durable	LIBOR	5.75%	10.57%	9/13/2027	39,400	38,781	37,877
First Lien Debt Total									$873,798	$825,539
Equity Investments (0.0% of fair value)
DBI Holding, LLC	^		Transportation: Cargo					2,961	$—	$—
DBI Holding, LLC	^		Transportation: Cargo					13,996	5,364	—
Equity Investments Total									$5,364	$—
Total Investments									$879,162	$825,539

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

(1)Unless otherwise indicated, issuers of investments held by Credit Fund are domiciled in the United States. As of March 31, 2023, the geographical composition of investments as a percentage of fair value was 1.7% in Canada and 98.3% in the United States. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR, the Secured Overnight Financing Rate (“SOFR”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, Credit Fund has indicated the reference rate used and provided the spread and the interest rate in effect as of March 31, 2023. As of March 31, 2023, the reference rates for Credit Fund’s variable rate loans were the 30-day LIBOR at 4.86%, the 90-day LIBOR at 5.19%, the 180-day LIBOR at 5.31%, the 30-day SOFR at 4.80%, the 90-day SOFR at 4.91%, and the 180-day SOFR at 4.90%.
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

(6)Loans include a credit spread adjustment that ranges from 0.10% to 0.25%.
(7)Loan was on non-accrual status as of March 31, 2023.
(8)As of March 31, 2023, Credit Fund had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

First Lien Debt – unfunded delayed draw and revolving term loans commitments	Type	Unused Fee	Par/ Principal Amount	Fair Value
ACR Group Borrower, LLC	Revolver	0.38%	$2,940	$(60)
Analogic Corporation	Revolver	0.50	564	(11)
Chartis Holding, LLC	Revolver	0.50	1,593	(10)
Chemical Computing Group ULC (Canada)	Revolver	0.50	873	(9)
Diligent Corporation	Revolver	0.50	492	(20)
EPS Nass Parent, Inc.	Delayed Draw	0.50	1,380	(56)
EPS Nass Parent, Inc.	Revolver	1.00	798	(33)
EvolveIP, LLC	Revolver	0.50	2,676	(41)
Heartland Home Services, Inc	Revolver	0.50	771	(9)
HMT Holding Inc.	Revolver	0.50	3,351	(98)
Jensen Hughes, Inc.	Revolver	0.50	1,091	(30)
K2 Insurance Services, LLC	Revolver	0.50	1,170	—
KBP Investments, LLC	Delayed Draw	1.00	565	(46)
QW Holding Corporation	Revolver	0.50	3,643	—
Turbo Buyer, Inc.	Revolver	0.50	933	(15)
VRC Companies, LLC	Revolver	0.50	833	(17)
Welocalize, Inc.	Revolver	0.50	3,375	(83)
Welocalize, Inc.	Revolver	0.50	2,250	(55)
WRE Holding Corp.	Revolver	0.50	1,010	(6)
Total unfunded commitments			$30,308	$(599)

Consolidated Schedule of Investments as of December 31, 2022
Investments (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
First Lien Debt (100.0% of fair value)
ACR Group Borrower, LLC	^+	(2)(3)(7)	Aerospace & Defense	LIBOR	4.50%	9.22%	3/31/2028	$36,965	$36,488	$36,015
Acrisure, LLC	+#	(2)	Diversified Financial Services	LIBOR	3.50%	7.88%	2/13/2027	25,118	25,099	23,485
Alpine Acquisition Corp II	+	(2)(3)(6)	Transportation: Cargo	SOFR	5.50%	9.76%	11/30/2026	10,000	9,527	9,630
Analogic Corporation	^+	(2)(3)(7)	Capital Equipment	LIBOR	5.25%	9.67%	6/22/2024	20,226	20,217	19,725
Anchor Packaging, Inc.	+#	(2)	Containers, Packaging & Glass	LIBOR	4.00%	8.38%	7/18/2026	22,221	22,157	21,360
API Technologies Corp.	+#	(2)	Aerospace & Defense	LIBOR	4.25%	8.98%	5/9/2026	14,475	14,436	13,127
Aptean, Inc.	+#	(2)(6)	Software	SOFR	4.25%	8.98%	4/23/2026	12,031	11,997	11,475
Avalign Technologies, Inc.	+#	(2)(6)	Healthcare & Pharmaceuticals	SOFR	4.50%	9.03%	12/22/2025	14,294	14,227	13,382
BMS Holdings III Corp.	+	(2)(3)	Construction & Building	LIBOR	5.50%	10.23%	9/30/2026	11,131	11,049	10,931
Chartis Holding, LLC	+	(2)(3)(7)	Business Services	LIBOR	5.00%	9.77%	5/1/2025	6,893	6,893	6,832
Chemical Computing Group ULC (Canada)	^+	(2)(3)(6) (7)	Software	SOFR	4.50%	8.57%	8/30/2024	13,769	13,559	13,564
Diligent Corporation	^+	(2)(3)(7)	Telecommunications	LIBOR	6.25%	10.63%	8/4/2025	9,880	9,706	9,449
Divisions Holding Corporation	+#	(2)(3)	Business Services	LIBOR	4.75%	9.13%	5/27/2028	24,688	24,488	24,009
DTI Holdco, Inc.	+	(2)(3)	High Tech Industries	SOFR	4.75%	8.84%	4/26/2029	29,925	29,373	27,363
Eliassen Group, LLC	+	(2)(3)	Business Services	SOFR	5.50%	10.07%	4/14/2028	19,375	19,148	19,150
EPS Nass Parent, Inc.	^+	(2)(3)(7)	Utilities: Electric	LIBOR	5.75%	10.48%	4/19/2028	34,104	33,524	32,432
EvolveIP, LLC	^+	(2)(3)(6) (7)	Telecommunications	SOFR	5.50%	10.09%	6/7/2025	40,392	40,361	39,633
Exactech, Inc.	+#	(2)(3)	Healthcare & Pharmaceuticals	LIBOR	3.75%	8.13%	2/14/2025	21,081	21,022	17,002
GSM Acquisition Corp.	^+	(2)(3)(6)	Leisure Products & Services	SOFR	5.00%	9.83%	11/16/2026	30,958	30,709	29,636
Heartland Home Services, Inc.	+	(2)(3)	Consumer Services	LIBOR	5.75%	10.10%	12/15/2026	7,242	7,158	7,114
Heartland Home Services, Inc.	+	(2)(3)(7)	Consumer Services	LIBOR	6.00%	10.38%	12/15/2026	24,255	24,176	24,014
Higginbotham Insurance Agency, Inc.	+	(2)(3)	Diversified Financial Services	LIBOR	5.25%	9.63%	11/25/2026	4,477	4,418	4,377
HMT Holding Inc.	^+	(2)(3)(6) (7)	Energy: Oil & Gas	SOFR	5.75%	10.15%	11/17/2025	32,148	32,013	30,654
Integrity Marketing Acquisition, LLC	^+	(2)(3)	Diversified Financial Services	LIBOR	6.05%	10.57%	8/27/2025	36,943	36,622	35,614
Integrity Marketing Acquisition, LLC	^+	(2)(3)	Diversified Financial Services	LIBOR	6.02%	10.57%	8/27/2025	6,949	6,873	6,699
Jensen Hughes, Inc.	+	(2)(3)(7)	Utilities: Electric	LIBOR	4.50%	9.43%	3/22/2024	34,584	34,559	33,323
K2 Insurance Services, LLC	+	(2)(3)(7)	Diversified Financial Services	LIBOR	5.00%	9.73%	7/1/2026	12,799	12,799	12,665
KAMC Holdings, Inc.	+#	(2)	Energy: Electricity	LIBOR	4.00%	8.73%	8/14/2026	13,545	13,507	10,881
KBP Investments, LLC	+	(2)(3)(7)	Beverage & Food	SOFR	5.50% ,0.50% PIK	10.53%	5/25/2027	37,241	37,055	34,326
Odyssey Logistics & Technology Corp.	+#	(2)(3)	Transportation: Cargo	LIBOR	4.00%	8.38%	10/12/2024	9,505	9,489	9,277

Consolidated Schedule of Investments as of December 31, 2022
Investments (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
Output Services Group	^+	(2)(3)	Media: Advertising, Printing & Publishing	SOFR	5.25% ,1.50% PIK	11.30%	6/27/2026	$19,190	$19,169	$13,097
PF Atlantic Holdco 2, LLC	+	(2)(3)	Leisure Products & Services	LIBOR	5.50%	10.25%	11/12/2027	15,396	15,168	15,126
Premise Health Holding Corp.	+#	(2)	Healthcare & Pharmaceuticals	LIBOR	3.75%	7.92%	7/10/2025	13,306	13,280	13,199
QW Holding Corporation	^+	(2)(3)(7)	Environmental Industries	LIBOR	5.50%	9.64%	8/31/2026	21,574	21,437	21,105
Radiology Partners, Inc.	+#	(2)	Healthcare & Pharmaceuticals	LIBOR	4.25%	8.64%	7/9/2025	27,686	27,625	23,201
RevSpring Inc.	+#	(2)	Media: Advertising, Printing & Publishing	LIBOR	4.00%	8.73%	10/11/2025	28,848	28,737	27,719
Riveron Acquisition Holdings, Inc.	+	(2)(3)	Diversified Financial Services	LIBOR	5.75%	10.48%	5/22/2025	11,284	11,284	11,284
Striper Buyer, LLC	+	(2)(3)	Containers, Packaging & Glass	LIBOR	5.50%	9.88%	12/30/2026	14,700	14,593	14,604
Tank Holding Corp.	+	(2)(3)(6)	Capital Equipment	SOFR	5.75%	10.16%	3/31/2028	19,950	19,410	19,421
Turbo Buyer, Inc.	+	(2)(3)(7)	Automotive	LIBOR	6.00%	11.13%	12/2/2025	34,251	34,044	33,625
U.S. TelePacific Holdings Corp.	+	(2)(3)(6)	Telecommunications	SOFR	1.00% ,7.25% PIK	11.57%	5/2/2026	7,086	7,073	2,527
USALCO, LLC	+	(2)(3)	Chemicals, Plastics & Rubber	LIBOR	6.00%	10.73%	10/19/2027	14,845	14,598	14,118
VRC Companies, LLC	^+	(2)(3)(7)	Business Services	LIBOR	5.50%	10.59%	6/29/2027	28,767	28,418	28,059
Welocalize, Inc.	+	(2)(3)(7)	Business Services	LIBOR	4.75%	9.13%	12/23/2024	33,853	33,615	32,677
WRE Holding Corp.	^+	(2)(3)(6) (7)	Environmental Industries	SOFR	5.00%	9.84%	1/3/2025	8,155	8,152	7,892
Yellowstone Buyer Acquisition, LLC	+	(2)(3)	Consumer Goods: Durable	LIBOR	5.75%	10.07%	9/13/2027	39,500	38,851	37,922
First Lien Debt Total									$948,103	$902,720
Equity Investments (0.0% of fair value)
DBI Holding, LLC	^		Transportation: Cargo					2,961	$—	$—
DBI Holding, LLC	^		Transportation: Cargo					13,996	5,364	—
Equity Investments Total									$5,364	$—
Total Investments									$953,467	$902,720
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

(7)As of December 31, 2022, Credit Fund had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

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
Debt
The Credit Fund and Credit Fund Sub are party to separate credit facilities as described below. Until its termination on June 28, 2022, Credit Fund Warehouse II was party to the Credit Fund Warehouse II Facility, as described below. As of March 31, 2023 and December 31, 2022, Credit Fund and Credit Fund Sub were in compliance with all covenants and other requirements of their respective credit facility agreements. Below is a summary of the borrowings and repayments under the credit facilities for the three month periods ended March 31, 2023 and 2022, and the outstanding balances under the credit facilities for the respective periods.

	Credit Fund Facility		Credit Fund Sub Facility		Credit Fund Warehouse II Facility
	2023	2022	2023	2022	2023	2022
Three Month Periods Ended March 31,
Outstanding Borrowing, beginning of period	$—	$—	$588,621	$514,621	$—	$86,030
Borrowings	—	—	9,000	—	—	—
Repayments	—	—	(80,400)	(37,000)	—	(9,322)
Outstanding Borrowing, end of period	$—	$—	$517,221	$477,621	$—	$76,708
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
Credit Fund Sub Facility. On June 24, 2016, Credit Fund Sub closed on the Credit Fund Sub Facility with lenders, which was subsequently amended on May 31, 2017, October 27, 2017, August 24, 2018, December 12, 2019, March 11, 2020, May 3, 2021, May 3, 2022 and April 20, 2023. The Credit Fund Sub Facility provides for secured borrowings during the applicable revolving period up to an amount equal to $640,000 (the borrowing base as calculated pursuant to the terms of the Credit Fund Sub Facility). The aggregate maximum credit commitment can be increased up to an amount not to exceed $1,400,000, subject to certain restrictions and conditions set forth in the Credit Fund Sub Facility, including adequate collateral to support such borrowings. The Credit Fund Sub Facility has a revolving period through May 23, 2025, (May 23, 2023 prior to the April 20, 2023 amendment) and a maturity date of May 23, 2026, (May 23, 2025 prior to the April 20, 2023 amendment), which may be extended by mutual agreement of the parties to the Credit Fund Sub Facility. Borrowings under the Credit Fund Sub Facility bear interest initially at the applicable commercial paper rate (if the lender is a conduit lender) or SOFR plus 2.70% (2.35% prior to the April 20, 2023 amendment). The Credit Fund Sub is also required to pay an undrawn commitment fee of between 0.50% and 0.75% per year depending on the usage of the Credit Fund Sub Facility. Payments under the Credit Fund Sub Facility are made quarterly. Subject to certain exceptions, the Facility is secured by a first lien security interest in substantially all of the portfolio investments held by the Credit Fund Sub.
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
Middle Market Credit Fund II SPV, LLC (“Credit Fund II Sub”), a Delaware limited liability company, was formed on September 4, 2020. Credit Fund II Sub is a wholly owned subsidiary of Credit Fund II and is consolidated in Credit Fund II’s consolidated financial statements commencing from the date of its formation. Credit Fund II Sub primarily holds investments in first lien loans of middle market companies, which are pledged as security for the Credit Fund II Senior Notes. Refer to “Credit Fund II Senior Notes” in this Note 6 for discussions regarding the notes issued by Credit Fund II Sub.
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

Credit Fund II Senior Notes
On November 3, 2020 and as amended on December 29, 2021 and June 30, 2022, Credit Fund II Sub closed on the Credit Fund II Senior Notes (the “Credit Fund II Senior Notes”) with lenders. The Credit Fund II Senior Notes provides for secured borrowings totaling $157,500 with two tranches, A-1 and A-2 outstanding. The facility is secured by a first lien security interest in substantially all of the portfolio investments held by Credit Fund II Sub. The maturity date of the Credit Fund II Senior Notes Sub Facility is November 3, 2030. Amounts issued for the Class A-1 notes totaled $147,500 and bear interest at a rate of Term SOFR plus 2.85% (LIBOR plus 2.70% prior to the June 30, 2022 amendment), and amounts issued for the Class A-2 notes totaled $10,000 and bear interest at Term SOFR plus 3.35% (LIBOR plus 3.20% prior to the June 30, 2022 amendment). The A-1 Notes were rated AAA, and the A-2 Notes were rated AA by DBRS Morningstar. The terms of the Credit Fund II Senior Notes provide that as loans pay down, up to $100,000 is available from principal proceeds for reinvestment ($50,000 prior to the June 30, 2022 amendment), and then the investment principal proceeds are used to directly pay down the principal balance on the Credit Fund II Senior Notes. As of March 31, 2023 and December 31, 2022, Credit Fund II Sub was in compliance with all covenants and other requirements of its respective credit agreements.
Selected Financial Data
Since inception of Credit Fund II and through March 31, 2023, the Company and CCLF made capital contributions of $78,096 and $12,709 in members’ equity, respectively, to Credit Fund II. Below is certain summarized consolidated information for Credit Fund II as of March 31, 2023 and December 31, 2022.

	As of
	March 31, 2023	December 31, 2022
Selected Consolidated Balance Sheet Information:
ASSETS
Investments, at fair value (amortized cost of $249,244 and $250,134, respectively)	$241,769	$244,739
Cash and cash equivalents(1)	6,584	2,078
Other assets	2,934	5,825
Total assets	$251,287	$252,642
LIABILITIES AND MEMBERS’ EQUITY
Notes payable, net of unamortized debt issuance costs of $759 and $783, respectively	$156,741	$156,717
Other liabilities	9,824	9,212
Total members' equity (2)	84,722	86,713
Total liabilities and members’ equity	$251,287	$252,642
(1) As of March 31, 2023 and December 31, 2022, all of Credit Fund II's cash and cash equivalents was restricted.
(2) As of March 31, 2023 and December 31, 2022, the fair value of Company's ownership interest in the members' equity was $71,185 and $72,957, respectively.

	For the three month period ended
	March 31, 2023	March 31, 2022
	(unaudited)
Selected Consolidated Statement of Operations Information:
Total investment income	$6,607	$4,486
Expenses
Interest and credit facility expenses	2,944	1,219
Other expenses	275	186
Total expenses	3,219	1,405
Net investment income (loss)	3,388	3,081
Net change in unrealized appreciation (depreciation) on investments	(2,080)	(1,429)
Net increase (decrease) resulting from operations	$1,308	$1,652

Below is a summary of Credit Fund II’s portfolio, followed by a listing of the loans in Credit Fund II’s portfolio as of March 31, 2023 and December 31, 2022:

	As of
	March 31, 2023	December 31, 2022
Senior secured loans (1)	$252,738	$253,310
Number of portfolio companies in Credit Fund II	35	35
Average amount per portfolio company (1)	$7,221	$7,237
Number of loans on non-accrual status	1	—
Fair value of loans on non-accrual status	$5,081	$—
Percentage of portfolio at floating interest rates (2) (3)	98.1%	97.9%
Percentage of portfolio at fixed interest rates (3)	1.9%	2.1%
Fair value of loans with PIK provisions	$3,008	$10,787
Percentage of portfolio with PIK provisions (3)	1.2%	4.4%
(1)At par/principal amount.
(2)Floating rate debt investments are generally subject to interest rate floors.
(3)Percentages based on fair value.

Consolidated Schedule of Investments as of March 31, 2023
Investments (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
First Lien Debt (89.9% of fair value)
Alpine Acquisition Corp II	^	(2)(3)(7)	Transportation: Cargo	SOFR	5.50%	10.27%	11/30/2026	$3,283	$3,185	$3,162
American Physician Partners, LLC	^	(2)(3)(7)(8)(9)	Healthcare & Pharmaceuticals	SOFR	10.25% (100% PIK)	11.25%	8/5/2022	9,419	9,078	5,081
Appriss Health, LLC	^	(2)(3)	Healthcare & Pharmaceuticals	LIBOR	7.25%	11.96%	5/6/2027	7,493	7,372	7,268
Apptio, Inc.	^	(2)(3)	Software	LIBOR	5.00%	9.81%	1/10/2025	5,357	5,319	5,357
Ascend Buyer, LLC	^	(2)(3)(7)	Containers, Packaging & Glass	SOFR	6.40%	11.45%	9/30/2028	9,054	8,907	8,812
Aurora Lux FinCo S.Á.R.L. (Luxembourg)	^	(2)(3)	Software	LIBOR	6.00%	10.82%	12/24/2026	4,300	4,236	4,067
BMS Holdings III Corp.	^	(2)(3)	Construction & Building	LIBOR	5.50%	10.66%	9/30/2026	3,233	3,188	3,127
Chartis Holding, LLC	^	(2)(3)(7)	Business Services	SOFR	5.00%	9.65%	5/1/2025	9,797	9,786	9,735
Comar Holding Company, LLC	^	(2)(3)	Containers, Packaging & Glass	LIBOR	5.75%	10.70%	6/18/2024	8,598	8,558	8,096
Cority Software Inc. (Canada)	^	(2)(3)	Software	SOFR	5.50%	10.09%	7/2/2026	8,601	8,511	8,522
Dwyer Instruments, Inc.	^	(2)(3)	Capital Equipment	LIBOR	6.00%	11.16%	7/21/2027	9,889	9,840	9,796
EvolveIP, LLC	^	(2)(3)(7)	Telecommunications	SOFR	5.50%	10.53%	6/7/2025	8,599	8,595	8,467
Harbour Benefit Holdings, Inc.	^	(2)(3)	Business Services	LIBOR	5.00%	10.13%	12/13/2024	9,812	9,794	9,756
Hoosier Intermediate, LLC	^	(2)(3)	Healthcare & Pharmaceuticals	LIBOR	5.50%	10.36%	11/15/2028	6,430	6,251	5,879
Integrity Marketing Acquisition, LLC	^	(2)(3)	Diversified Financial Services	LIBOR	6.05%	11.01%	8/27/2025	4,858	4,716	4,736
Integrity Marketing Acquisition, LLC	^	(2)(3)	Diversified Financial Services	LIBOR	6.02%	10.97%	8/27/2025	4,534	4,371	4,410
K2 Insurance Services, LLC	^	(2)(3)	Diversified Financial Services	LIBOR	5.00%	10.16%	7/1/2026	8,899	8,817	8,899
Material Holdings, LLC	^	(2)(3)	Business Services	SOFR	5.75%	10.75%	8/19/2027	7,880	7,812	7,587
Maverick Acquisition, Inc.	^	(2)(3)	Aerospace & Defense	LIBOR	6.25%	11.09%	6/1/2027	7,880	7,747	6,362
NMI AcquisitionCo, Inc.	^	(2)(3)	High Tech Industries	LIBOR	5.75%	10.59%	9/6/2025	8,594	8,594	8,371
PF Atlantic Holdco 2, LLC	^	(2)(3)(7)	Leisure Products & Services	SOFR	5.50%	10.74%	11/12/2027	9,925	9,644	9,774
PXO Holdings I Corp.	^	(2)(3)	Chemicals, Plastics & Rubber	SOFR	5.50%	10.44%	3/8/2028	9,975	9,814	9,831
QW Holding Corporation	^	(2)(3)	Environmental Industries	LIBOR	5.50%	10.35%	8/31/2026	9,921	9,790	9,921
Riveron Acquisition Holdings, Inc.	^	(2)(3)	Diversified Financial Services	LIBOR	5.75%	10.91%	5/22/2025	8,069	8,004	8,069
RSC Acquisition, Inc.	^	(2)(3)(7)	Diversified Financial Services	SOFR	5.50%	10.38%	11/1/2026	8,294	8,199	8,013
TCFI Aevex LLC	^	(2)(3)	Aerospace & Defense	LIBOR	6.00%	10.84%	3/18/2026	1,679	1,661	1,591
Turbo Buyer, Inc.	^	(2)(3)	Automotive	LIBOR	6.00%	11.19%	12/2/2025	7,988	7,888	7,859
U.S. Legal Support, Inc.	^	(2)(3)(7)	Business Services	SOFR	5.75%	10.66%	11/30/2024	6,154	6,147	6,054
US INFRA SVCS Buyer, LLC	^	(2)(3)	Environmental Industries	LIBOR	6.50%, 0.25% PIK	11.68%	4/13/2026	3,115	3,080	3,008

Consolidated Schedule of Investments as of March 31, 2023
Investments (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
Westfall Technik, Inc.	^	(2)(3)	Chemicals, Plastics & Rubber	SOFR	6.25%	11.25%	9/13/2024	$6,399	$6,354	$6,243
Wineshipping.com LLC	^	(2)(3)(7)	Beverage & Food	SOFR	5.75%	10.77%	10/29/2027	9,925	9,597	9,551
First Lien Debt Total									$224,855	$217,404
Second Lien Debt (10.1% of fair value)
AI Convoy S.A.R.L (United Kingdom)	^	(2)(3)	Aerospace & Defense	LIBOR	8.25%	12.92%	1/17/2028	$5,514	$5,429	$5,624
AP Plastics Acquisition Holdings, LLC	^	(2)(3)	Chemicals, Plastics & Rubber	LIBOR	7.50%	12.28%	8/10/2029	4,500	4,421	4,419
AQA Acquisition Holdings, Inc.	^	(2)(3)	High Tech Industries	LIBOR	7.50%	12.45%	3/3/2029	5,000	4,896	4,812
Quartz Holding Company	^	(2)	Software	LIBOR	8.00%	12.84%	4/2/2027	4,852	4,795	4,839
World 50, Inc.	^	(6)	Business Services	FIXED	11.50%	11.50%	1/9/2027	4,918	4,848	4,671
Second Lien Debt Total									$24,389	$24,365
Total Investments									$249,244	$241,769
^ Denotes that all or a portion of the assets are owned by Credit Fund II Sub. Credit Fund II Sub has entered into the Credit Fund II Sub Notes. The lenders of the Credit Fund II Sub Notes have a first lien security interest in substantially all of the assets of Credit Fund II Sub. Accordingly, such assets are not available to creditors of Credit Fund II.
(1)    Unless otherwise indicated, issuers of investments held by Credit Fund II are domiciled in the United States. As of March 31, 2023, the geographical composition of investments as a percentage of fair value was 3.5% in Canada, 1.7% in Luxembourg, 2.3% in the United Kingdom and 92.5% in the United States. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR, the Secured Overnight Financing Rate (“SOFR”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, Credit Fund II has indicated the reference rate used and provided the spread and the interest rate in effect as of March 31, 2023. As of March 31, 2023, the reference rates for Credit Fund II's variable rate loans were the 30-day LIBOR at 4.86%, the 90-day LIBOR at 5.19%, the 180-day LIBOR at 5.31%, the 30-day SOFR at 4.80%, the 90-day SOFR at 4.91%, and the 180-day SOFR at 4.90%.
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
(8)Loan is in forbearance as of March 31, 2023.
(9)Loan was on non-accrual status as of March 31, 2023.

Consolidated Schedule of Investments as of December 31, 2022
Investments (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
First Lien Debt (90.0% of fair value)
Airnov, Inc.	^	(2)(3)	Containers, Packaging & Glass	LIBOR	5.00%	9.75%	12/19/2025	$9,844	$9,833	$9,787
Alpine Acquisition Corp II	^	(2)(3)(7)	Transportation: Cargo	SOFR	5.50%	9.76%	11/30/2026	3,292	3,188	3,170
American Physician Partners, LLC	^	(2)(3)	Healthcare & Pharmaceuticals	SOFR	6.75%, 3.50% PIK	14.67%	2/15/2023	9,074	9,074	7,833
Appriss Health, LLC	^	(2)(3)	Healthcare & Pharmaceuticals	LIBOR	7.25%	11.54%	5/6/2027	7,502	7,375	7,214
Apptio, Inc.	^	(2)(3)	Software	LIBOR	6.00%	9.94%	1/10/2025	5,357	5,314	5,357
Ascend Buyer, LLC	^	(2)(3)(7)	Containers, Packaging & Glass	SOFR	6.25%	10.67%	9/30/2028	9,077	8,924	8,917
Aurora Lux FinCo S.Á.R.L. (Luxembourg)	^	(2)(3)	Software	LIBOR	6.00%	10.32%	12/24/2026	4,311	4,243	4,074
BMS Holdings III Corp.	^	(2)(3)	Construction & Building	LIBOR	5.50%	10.23%	9/30/2026	3,241	3,194	3,183
Chartis Holding, LLC	^	(2)(3)	Business Services	LIBOR	5.00%	9.77%	5/1/2025	9,822	9,810	9,757
Comar Holding Company, LLC	^	(2)(3)	Containers, Packaging & Glass	LIBOR	5.75%	10.47%	6/18/2024	8,621	8,573	8,334
Cority Software Inc. (Canada)	^	(2)(3)	Software	SOFR	5.50%	9.17%	7/2/2026	8,623	8,527	8,539
Dwyer Instruments, Inc.	^	(2)(3)	Capital Equipment	LIBOR	6.00%	10.74%	7/21/2027	9,914	9,863	9,761
EvolveIP, LLC	^	(2)(3)(7)	Telecommunications	SOFR	5.50%	10.09%	6/7/2025	8,621	8,617	8,469
Harbour Benefit Holdings, Inc.	^	(2)(3)	Business Services	LIBOR	5.25%	9.95%	12/13/2024	9,848	9,828	9,789
Hoosier Intermediate, LLC	^	(2)(3)	Healthcare & Pharmaceuticals	LIBOR	5.50%	10.11%	11/15/2028	6,447	6,261	6,094
Integrity Marketing Acquisition, LLC	^	(2)(3)	Diversified Financial Services	LIBOR	6.05%	9.95%	8/27/2025	4,870	4,717	4,708
Integrity Marketing Acquisition, LLC	^	(2)(3)	Diversified Financial Services	LIBOR	6.02%	10.57%	8/27/2025	4,534	4,369	4,371
K2 Insurance Services, LLC	^	(2)(3)	Diversified Financial Services	LIBOR	5.00%	9.73%	7/1/2026	8,922	8,833	8,836
Material Holdings, LLC	^	(2)(3)	Business Services	SOFR	6.00%	10.67%	8/19/2027	7,900	7,829	7,547
Maverick Acquisition, Inc.	^	(2)(3)	Aerospace & Defense	LIBOR	6.25%	10.98%	6/1/2027	7,900	7,760	6,563
NMI AcquisitionCo, Inc.	^	(2)(3)	High Tech Industries	LIBOR	5.75%	10.13%	9/6/2025	8,617	8,617	8,394
PF Atlantic Holdco 2, LLC	^	(2)(3)	Leisure Products & Services	LIBOR	5.50%	10.25%	11/12/2027	9,950	9,657	9,776
QW Holding Corporation	^	(2)(3)	Environmental Industries	LIBOR	5.50%	9.64%	8/31/2026	9,947	9,808	9,775
Riveron Acquisition Holdings, Inc.	^	(2)(3)	Diversified Financial Services	LIBOR	5.75%	10.48%	5/22/2025	8,090	8,018	8,090
RSC Acquisition, Inc.	^	(2)(3)(7)	Diversified Financial Services	SOFR	5.50%	9.83%	11/1/2026	8,315	8,215	7,938
TCFI Aevex LLC	^	(2)(3)	Aerospace & Defense	LIBOR	6.00%	10.38%	3/18/2026	1,684	1,664	1,539
Turbo Buyer, Inc.	^	(2)(3)	Automotive	LIBOR	6.00%	11.15%	12/2/2025	8,009	7,901	7,866
U.S. Legal Support, Inc.	^	(2)(3)(7)	Business Services	SOFR	5.75%	10.33%	11/30/2024	6,170	6,163	6,057
US INFRA SVCS Buyer, LLC	^	(2)(3)	Environmental Industries	LIBOR	6.50%, 0.25% PIK	11.47%	4/13/2026	3,113	3,075	2,954
Westfall Technik, Inc.	^	(2)(3)	Chemicals, Plastics & Rubber	SOFR	6.25%	10.83%	9/13/2024	6,416	6,364	6,280

Consolidated Schedule of Investments as of December 31, 2022
Investments (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
Wineshipping.com LLC	^	(2)(3)	Beverage & Food	LIBOR	5.75%	10.15%	10/29/2027	$9,950	$9,608	$9,161
First Lien Debt Total									$225,222	$220,133
Second Lien Debt (10.0%) of fair value)
AI Convoy S.A.R.L (United Kingdom)	^	(2)(3)	Aerospace & Defense	LIBOR	8.25%	12.92%	1/17/2028	$5,514	$5,425	$5,679
AP Plastics Acquisition Holdings, LLC	^	(2)(3)	Chemicals, Plastics & Rubber	LIBOR	7.50%	11.85%	8/10/2029	4,500	4,419	4,318
AQA Acquisition Holdings, Inc.	^	(2)(3)	High Tech Industries	LIBOR	7.50%	12.23%	3/3/2029	5,000	4,893	4,760
Quartz Holding Company	^	(2)	Software	LIBOR	8.00%	12.38%	4/2/2027	4,850	4,792	4,656
World 50, Inc.	^	(6)	Business Services	FIXED	11.50%	11.50%	1/9/2027	5,465	5,383	5,193
Second Lien Debt Total									$24,912	$24,606
Total Investments									$250,134	$244,739
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
7. BORROWINGS
The Company is party to the Credit Facility, as described below. In accordance with the Investment Company Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 150% after such borrowing. For the purposes of the asset coverage ratio under the Investment Company Act, the Preferred Stock, as defined in Note 1, is considered a senior security and is included in the denominator of the calculation. As of March 31, 2023 and December 31, 2022, asset coverage was 175.82% and 176.79%, respectively, and the Company is in compliance with all covenants and other requirements of the credit facility agreement.
Credit Facility
The Company closed on the Credit Facility on March 21, 2014, which was subsequently amended on January 8, 2015, May 25, 2016, March 22, 2017, September 25, 2018, June 14, 2019, November 8, 2019, October 28, 2020, October 11, 2021 and May 25, 2022. The maximum principal amount of the Credit Facility is $745,000, which was increased from $688,000 on April 21, 2023 pursuant to the terms of the agreement, subject to availability under the Credit Facility, which is based on certain advance rates multiplied by the value of the Company’s portfolio investments (subject to certain concentration limitations) net of certain other indebtedness that the Company may incur in accordance with the terms of the Credit Facility. Proceeds of the Credit Facility may be used for general corporate purposes, including the funding of portfolio investments. Maximum capacity under the Credit Facility may be increased to $900,000 through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Credit Facility includes a $50,000 limit for swingline loans and a $20,000 limit for letters of credit. The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Credit Facility, including amounts drawn in respect of letters of credit, bear interest at either (i) a term benchmark rate of the Adjusted Term SOFR Rate, the Adjusted Euribor Rate, or

the applicable Local Rate, as the case may be, or (ii) an Alternate Base Rate (which is the highest of (a) the Prime Rate, (b) the NYFRB Rate plus 0.50%, or (c) the Adjusted Term SOFR Rate for one month plus 1.00%) plus an applicable margin, each capitalized term as defined in the Credit Facility. The applicable margin for a term benchmark rate loan will be up to 1.875% and for an Alternate Base Rate loan will be up to 0.875%, in each case depending on the level of the Gross Borrowing Base compared to the Combined Debt Amount. Prior to the May 25, 2022 amendment, amounts drawn under the Credit Facility bore interest at either LIBOR plus an applicable spread of 2.25%, or an alternative base rate (which was the highest of a prime rate, the federal funds effective rate plus 0.50%, or one month LIBOR plus 1.00%) plus an applicable spread of 1.25%. The Company may elect either the term benchmark rate or the Alternative Base Rate at the time of drawdown, and loans may be converted from one rate to another at any time, subject to certain conditions. The Company also pays a fee of 0.375% on undrawn amounts under the Credit Facility and, in respect of each undrawn letter of credit, a fee and interest rate equal to the then-applicable margin under the Credit Facility while the letter of credit is outstanding. The availability period under the Credit Facility will terminate on May 25, 2026 and the Credit Facility will mature on May 25, 2027. During the period from May 25, 2026 to May 25, 2027, the Company will be obligated to make mandatory prepayments under the Credit Facility out of the proceeds of certain asset sales, other recovery events and equity and debt issuances.
Subject to certain exceptions, the Credit Facility is secured by a first lien security interest in substantially all of the portfolio investments held by the Company. The Credit Facility includes customary covenants, including certain financial covenants related to asset coverage, shareholders’ equity and liquidity, certain limitations on the incurrence of additional indebtedness and liens, and other maintenance covenants, as well as usual and customary events of default for senior secured revolving credit facilities of this nature. As of March 31, 2023 and December 31, 2022, the Company was in compliance with all covenants and other requirements of the Credit Facility.
Below is a summary of the borrowings and repayments under the Credit Facility for the three month periods ended March 31, 2023 and 2022, and the outstanding balances under the Credit Facility for the respective periods.

	For the three month periods ended
	March 31, 2023	March 31, 2022
Outstanding Borrowing, beginning of period	$440,441	$407,655
Borrowings	44,792	58,500
Repayments	(30,641)	(104,246)
Foreign currency translation	1,267	(2,230)
Outstanding Borrowing, end of period	$455,859	$359,679

The Credit Facility consisted of the following as of March 31, 2023 and December 31, 2022:

	Total Facility(1)	Borrowings Outstanding	Unused Portion (1)(2)	Amount Available (3)
March 31, 2023	$688,000	$455,859	$232,141	$235,615
December 31, 2022	$688,000	$440,441	$247,559	$247,902
(1)Amounts represent balances prior to the April 21, 2023 commitment increase.
(2)The unused portion is the amount upon which commitment fees are based.
(3)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.

For the three month periods ended March 31, 2023 and 2022, the components of interest expense and credit facility fees were as follows:

	For the three month periods ended
	March 31, 2023	March 31, 2022
Interest expense	$7,216	$2,209
Facility unused commitment fee	230	333
Amortization of deferred financing costs	175	184
Total interest expense and credit facility fees	$7,621	$2,726
Cash paid for interest expense	$7,617	$2,224

Average principal debt outstanding	$453,741	$348,452
Weighted average interest rate	6.36%	2.54%

As of March 31, 2023 and December 31, 2022, the components of interest and credit facilities payable were as follows:

	As of
	March 31, 2023	December 31, 2022
Interest expense payable	$639	$1,131
Unused commitment fees payable	55	—
Interest and credit facilities payable	$694	$1,131

Weighted average interest rate (based on floating benchmark rates)	6.61%	6.04%
Senior Notes
On December 30, 2019, the Company closed a private offering of $115.0 million in aggregate principal amount of 4.75% Senior Unsecured Notes due December 31, 2024. Interest is payable quarterly, beginning March 31, 2020. On December 11, 2020, the Company issued an additional $75.0 million aggregate principal amount of senior unsecured notes due December 31, 2024. The 2020 Notes bear interest at an interest rate of 4.50% and the interest is payable quarterly, beginning December 31, 2020.
The interest rate on the Senior Notes is subject to increase (up to an additional 1.00% over the stated rate of such notes) in the event that, subject to certain exceptions, the Senior Notes cease to have an investment grade rating. The Company is obligated to offer to repay the notes at par if certain change in control events occur. The Senior Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. Interest expense on the Senior Notes for the three month periods ended March 31, 2023 and 2022 was $2,209 and $2,209, respectively.
The note purchase agreement, as supplemented by the first supplement, for the Senior Notes contains customary terms and conditions for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a business development company within the meaning of the Investment Company Act and a regulated investment company under the Code, minimum asset coverage ratio and interest coverage ratio, and prohibitions on certain fundamental changes at the Company or any subsidiary guarantor, as well as customary events of default with customary cure and notice, including, without limitation, nonpayment, breach of covenant, material breach of representation or warranty under the note purchase agreement, cross-acceleration under other indebtedness of the Company or certain significant subsidiaries, certain judgments and orders, and certain events of bankruptcy. As of March 31, 2023 and December 31, 2022, the Company was in compliance with these terms and conditions.
2015-1R Notes
On June 26, 2015, the Company completed the 2015-1 Debt Securitization. The 2015-1 Notes were issued by the 2015-1 Issuer, a wholly-owned and consolidated subsidiary of the Company. The 2015-1 Debt Securitization was executed through a private placement of the 2015-1 Notes, consisting of $273,000 in notes that were issued at par and were scheduled to mature on July 15, 2027. The Company received 100% of the $125,900 in nominal value of the non-interest bearing preferred interests issued by the 2015-1 Issuer (the “2015-1 Issuer Preferred Interests”) on the closing date of the 2015-1 Debt Securitization in exchange for the Company’s contribution to the 2015-1 Issuer of the initial closing date loan portfolio. In connection with the contribution, the Company made customary representations, warranties and covenants to the 2015-1 Issuer in the purchase agreement.
On August 30, 2018, the Company and the 2015-1 Issuer closed the 2015-1 Debt Securitization Refinancing. On the closing date of the 2015-1 Debt Securitization Refinancing, the 2015-1 Issuer, refinanced the 2015-1 Notes to the 2015-1R Notes, reduced the 2015-1 Issuer Preferred Interests by approximately $21,375 to approximately $104,525 and extended the reinvestment period end date and maturity date applicable to the 2015-1 Issuer to October 15, 2023 and October 15, 2031, respectively. The 2015-1R Notes consist of:
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
(e) $46,400 single-A Class B Notes which bear interest at the three-month LIBOR plus 3.15%; and
(f) $27,000 BBB- Class C Notes, which bear interest at the three-month LIBOR plus 4.00%.
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
During the reinvestment period, pursuant to the indenture governing the 2015-1R Notes, all principal collections received on the underlying collateral may be used by the 2015-1 Issuer to purchase new collateral under the direction of Investment Adviser in its capacity as collateral manager under a collateral management agreement (“the Collateral Management Agreement”) of the 2015-1 Issuer and in accordance with the Company’s investment strategy.
Pursuant to the Collateral Management Agreement, the 2015-1 Issuer pays management fees (comprised of base management fees, subordinated management fees and incentive management fees) to the Investment Adviser for rendering collateral management services. As per the Collateral Management Agreement, for the period the Company retains all of the 2015-1 Issuer Preferred Interests, the Investment Adviser does not earn management fees for providing such collateral management services. The Company currently retains all of the 2015-1 Issuer Preferred Interests, thus the Investment Adviser did not earn any management fees from the 2015-1 Issuer for the three month periods ended March 31, 2023 and 2022. Any such waived fees may not be recaptured by the Investment Adviser.
Pursuant to an undertaking by the Company in connection with the 2015-1 Debt Securitization Refinancing, the Company has agreed to hold on an ongoing basis the 2015-1 Issuer Preferred Interests with an aggregate dollar purchase price at least equal to 5% of the aggregate outstanding amount of all collateral obligations by the 2015-1 Issuer for so long as any securities of the 2015-1 Issuer remain outstanding. As of March 31, 2023, the Company was in compliance with its undertaking.
As of March 31, 2023, the 2015-1R Notes were secured by 78 first lien and second lien senior secured loans with a total fair value of approximately $544,044 and cash of $19,400. The pool of loans in the securitization must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture governing the 2015-1R Notes.

The carrying value of the 2015-1R Notes as of March 31, 2023 and December 31, 2022 is $447,091 and $447,029, respectively. The carrying value is presented net of unamortized debt issuance costs of $2,109 and $2,171 as of March 31, 2023 and December 31, 2022, respectively.
For the three month periods ended March 31, 2023 and 2022, the effective annualized weighted average interest rates, which include amortization of debt issuance costs on the 2015-1R Notes, were 6.60% and 2.39%, respectively, based on floating LIBOR rates. As of March 31, 2023 and December 31, 2022 the weighted average interest rates were 6.68% and 6.00% respectively, based on floating LIBOR rates.
For the for the three month periods ended March 31, 2023 and 2022, the components of interest expense on the 2015-1R Notes were as follows:

	For the three month periods ended
	March 31, 2023	March 31, 2022
Interest expense	$7,355	$2,619
Amortization of deferred financing costs	62	62
Total interest expense and credit facility fees	$7,417	$2,681
Cash paid for interest expense	$6,886	$2,673

As of March 31, 2023 and December 31, 2022, $6,088 and $5,618, respectively, of interest expense was included in interest and credit facility fees payable.

8. COMMITMENTS AND CONTINGENCIES
A summary of significant contractual payment obligations was as follows as of March 31, 2023 and December 31, 2022:

Payment Due by Period	March 31, 2023	December 31, 2022
Less than one year	$—	$—
1-3 years	190,000	190,000
3-5 years	455,859	440,441
More than 5 years	449,200	449,200
Total	$1,095,059	$1,079,641
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of March 31, 2023 and December 31, 2022 for any such exposure.
The Company has in the past, currently is and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments. The Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par / Principal Amount as of
	March 31, 2023	December 31, 2022
Unfunded delayed draw commitments	$97,314	$83,743
Unfunded revolving loan commitments	67,060	74,463
Total unfunded commitments	$164,374	$158,206

9. NET ASSETS
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
    The Preferred Stock is convertible, in whole or in part, at the option of the holder of the Preferred Stock into the number of shares of common stock equal to the Liquidation Preference plus any accumulated but unpaid dividends, divided by an initial conversion price of $9.50, subject to certain adjustments to prevent dilution as set forth in the Company's articles supplementary (the “Articles Supplementary”) that establishes the terms of the Preferred Stock. The conversion price as of March 31, 2023 was $9.26. Effective as of May 5, 2023, the Company, with the approval of the Board of Directors, including a majority of the Independent Directors, has the option to redeem all of the Preferred Stock for cash consideration equal to the Liquidation Preference plus any accumulated but unpaid dividends. The holders of the Preferred Stock have the right to convert all or a portion of their shares of Preferred Stock prior to the date fixed for such redemption. Effective as of May 5, 2027, the holders of the Preferred Stock have the option to require the Company to redeem any or all of the then-outstanding Preferred Stock upon 90 days’ notice. The form of consideration used in any such redemption is at the option of the Board of Directors, including a majority of the Independent Directors, and may be cash consideration equal to the Liquidation Preference plus any accumulated but unpaid dividends, or shares of common stock. Holders also have the right to redeem the Preferred Stock upon a Change in Control (as defined in the Articles Supplementary).
The following table summarizes the Company’s dividends declared on the Preferred Stock during the two most recent fiscal years and the current fiscal year to-date. Unless otherwise noted, dividends were declared and paid, or are payable, in cash.

Date Declared	Record Date	Payment Date	Per Share Amount
2021
March 31, 2021	March 31, 2021	March 31, 2021	$0.438
June 30, 2021	June 30, 2021	June 30, 2021	$0.438
September 30, 2021	September 30, 2021	September 30, 2021	$0.438
December 29, 2021	December 31, 2021	December 31, 2021	$0.438
Total			$1.752
2022
March 25, 2022	March 31, 2022	March 31, 2022	$0.438
June 27, 2022	June 30, 2022	June 30, 2022	$0.438
September 22, 2022	September 30, 2022	September 30, 2022	$0.438
December 16, 2022	December 30, 2022	December 30, 2022	$0.438
Total			$1.752
2023
March 23, 2023	March 31, 2023	March 31, 2023	$0.438
Company Stock Repurchase Program
On August 1, 2022, the Company's Board of Directors approved the continuation of the Company's stock repurchase program (the “Company Stock Repurchase Program”) until November 5, 2023, or until the approved dollar amount has been used to repurchase shares of common stock, and increased the size of the Company Stock Repurchase Program by $50 million to an aggregate amount of $200 million. This program may be suspended, extended, modified or discontinued by the Company at any time, subject to applicable law. The Company's Stock Repurchase Program was originally approved by the Company's Board of Directors on November 5, 2018 and announced on November 6, 2018. Since the inception of the Company Stock Repurchase Program through March 31, 2023, the Company has repurchased 11,773,718 shares of the Company's common stock at an average cost of $13.40 per share, or $157,737 in the aggregate, resulting in accretion to net assets per share of $0.65.

Changes in Net Assets
For the three month period ended March 31, 2023, the Company repurchased and extinguished 265,195 shares for $3,993. The following table summarizes capital activity for the three month period ended March 31, 2023:

	Preferred Stock		Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount	Shares	Amount
Balance, January 1, 2023	2,000,000	$50,000	51,060,136	$511	$1,022,224	$(1,633)	$43,097	$(129,061)	$(67,715)	$917,423
Repurchase of common stock	—	—	(265,195)	(3)	(3,990)	—	—	—	—	(3,993)
Net investment income (loss)	—	—	—	—	—	—	26,570	—	—	26,570
Net realized gain (loss)	—	—	—	—	—	—	—	(13,368)	—	(13,368)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	—	—	—	14,785	14,785
Dividends declared on common stock and preferred stock	—	—	—	—	—	—	(23,224)	—	—	(23,224)
Balance, March 31, 2023	2,000,000	$50,000	50,794,941	$508	$1,018,234	$(1,633)	$46,443	$(142,429)	$(52,930)	$918,193

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

	For the three month periods ended
	March 31, 2023		March 31, 2022
	Basic	Diluted	Basic	Diluted
Net increase (decrease) in net assets resulting from operations attributable to Common Stockholders	$27,112	$27,987	$29,808	$30,683
Weighted-average common shares outstanding	50,887,075	56,289,347	52,892,054	58,194,422
Basic and diluted earnings per share	$0.53	$0.50	$0.56	$0.53
Effective with the third quarter 2020 dividend, the Company updated its dividend policy such that the base dividend was $0.32 per share of common stock. Effective with the third quarter 2022 dividend, the Company updated its dividend policy such that the base dividend was $0.34 per share of common stock. Effective with the fourth quarter 2022 dividend, the Company updated its dividend policy such that the base dividend is $0.36 per share of common stock. Effective with the first quarter 2023 dividend, the Company updated its dividend policy such that the base dividend is $0.37 per share of common stock. The Company's dividend policy is subject to change by the Board of Directors in its sole discretion at any time.
The following table summarizes the Company’s dividends declared on its common stock during the two most recent fiscal years and the current fiscal year to-date:

Date Declared	Record Date	Payment Date	Per Common Share Amount
February 22, 2021	March 31, 2021	April 16, 2021	$0.32
February 22, 2021	March 31, 2021	April 16, 2021	$0.05	(1)
May 3, 2021	June 30, 2021	July 15, 2021	$0.32
May 3, 2021	June 30, 2021	July 15, 2021	$0.04	(1)
August 2, 2021	September 30, 2021	October 15, 2021	$0.32
August 2, 2021	September 30, 2021	October 15, 2021	$0.06	(1)
November 1, 2021	December 31, 2021	January 14, 2022	$0.32
November 1, 2021	December 31, 2021	January 14, 2022	$0.07	(1)
February 18, 2022	March 31, 2022	April 15, 2022	$0.32
February 18, 2022	March 31, 2022	April 15, 2022	$0.08	(1)
May 2, 2022	June 30, 2022	July 15, 2022	$0.32
May 2, 2022	June 30, 2022	July 15, 2022	$0.08	(1)
August 8, 2022	September 30, 2022	October 14, 2022	$0.34
August 8, 2022	September 30, 2022	October 14, 2022	$0.06	(1)
October 31, 2022	December 30, 2022	January 16, 2023	$0.36
October 31, 2022	December 30, 2022	January 16, 2023	$0.08	(1)
February 21, 2023	March 31, 2023	April 14, 2023	$0.37
February 21, 2023	March 31, 2023	April 14, 2023	$0.07	(1)
(1)Represents a special/supplemental dividend.

10. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of consolidated financial highlights for the three month periods ended March 31, 2023 and 2022:

	For the three month periods ended
	March 31, 2023	March 31, 2022
Per Common Share Data:
Net asset value per common share, beginning of period	$16.99	$16.91
Net investment income (loss) (1)	0.50	0.47
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	0.03	0.09
Net increase (decrease) in net assets resulting from operations	0.53	0.56
Dividends declared (2)	(0.44)	(0.40)
Other(3)	—	0.01
Accretion due to share repurchases	0.01	0.03
Net asset value per common share, end of period	$17.09	$17.11
Market price per common share, end of period	$13.62	$14.39
Number of common shares outstanding, end of period	50,794,941	52,647,158
Total return based on net asset value (4)	3.54%	3.55%
Total return based on market price (5)	(2.03)%	7.72%
Net assets attributable to Common Stockholders, end of period	$868,193	$900,540
Ratio to average net assets attributable to Common Stockholders(6):
Expenses before incentive fees	3.03%	1.86%
Expenses after incentive fees	3.66%	2.44%
Net investment income (loss)	3.06%	2.84%
Interest expense and credit facility fees	1.99%	0.85%
Ratios/Supplemental Data:
Asset coverage, end of period	175.82%	185.86%
Portfolio turnover	2.90%	6.00%
Weighted-average shares outstanding	50,887,075	52,892,054

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
(3)Includes the impact of different share amounts as a result of calculating certain per share data based on the weighted-average basic shares outstanding and certain per share data based on the shares outstanding as of a period end or transaction date.
(4)Total return based on net asset value (not annualized) is based on the change in net asset value per common share during the period plus the declared dividends on common stock, assuming reinvestment of dividends in accordance with the dividend reinvestment plan, divided by the beginning net asset value for the period.
(5)Total return based on market value (not annualized) is calculated as the change in market value per common share during the period plus the declared dividends on common stock, assuming reinvestment of dividends in accordance with the dividend reinvestment plan, divided by the beginning market price for the period.
(6)These ratios to average net assets attributable to Common Stockholders have not been annualized.

11. LITIGATION
The Company may become party to certain lawsuits in the ordinary course of business. The Company does not believe that the outcome of current matters, if any, will materially impact the Company or its consolidated financial statements. As of March 31, 2023 and December 31, 2022, the Company was not subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company.

In addition, portfolio investments of the Company could be the subject of litigation or regulatory investigations in the ordinary course of business. The Company does not believe that the outcome of any current contingent liabilities of its portfolio investments, if any, will materially affect the Company or these consolidated financial statements.

12. TAX
The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of March 31, 2023 and December 31, 2022.
In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. As of March 31, 2023 and December 31, 2022, the Company had filed tax returns and therefore is subject to examination.
The Company’s taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate. The estimated tax character of dividends declared on preferred stock and common stock for three month periods ended March 31, 2023 and 2022 was as follows:

	For the three month periods ended
	March 31, 2023	March 31, 2022
Ordinary income	$23,224	$21,939
Tax return of capital	$—	$—
13. SUBSEQUENT EVENTS
Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed below and elsewhere in the consolidated financial statements.
On May 4, 2023, the Board of Directors declared a base quarterly common dividend of $0.37 plus a supplemental common dividend of $0.07, which are payable on July 18, 2023 to common stockholders of record on June 30, 2023.

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

•the ability of The Carlyle Group Employee Co., L.L.C. to attract and retain highly talented professionals that can provide services to our Investment Adviser and Carlyle Global Credit Administration L.L.C. (the “Administrator”);
•our ability to maintain our status as a business development company (“BDC”); and
•our intent to satisfy the requirements of a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (together with the rules and regulations promulgated thereunder, the “Code”).
We use words such as “anticipates,” “believes,” “expects,” “intends,” “will,” “should,” “may,” “plans,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions to identify forward-looking statements, although not all forward-looking statements include these words. Our actual results and condition could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” in Part II, Item 1A of our annual report on Form 10-K for the year ended December 31, 2022 (our “2022 Form 10-K”).
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

OVERVIEW
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Part I, Item 1 of this Form 10-Q “Financial Statements.” This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to those described in “Risk Factors” in Part I, Item 1A of our 2022 Form 10-K. Our actual results could differ materially from those anticipated by such forward-looking statements due to factors discussed under “Risk Factors” in our 2022 Form 10-K and “Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in this Form 10-Q.
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
We are externally managed by our Investment Adviser, an investment adviser registered under the Investment Advisers Act of 1940, as amended. Our Administrator provides the administrative services necessary for us to operate. Both our Investment Adviser and our Administrator are wholly owned subsidiaries of Carlyle Investment Management L.L.C., a subsidiary of Carlyle. The Investment Committee is responsible for reviewing and approving our investment opportunities. The members of the Investment Committee include several of the most senior credit professionals within the Global Credit segment, with backgrounds and expertise across multiple asset classes with significant industry experience and tenure. As of March 31, 2023, our Investment Adviser’s investment team included a team of 210 investment professionals across the Carlyle Global Credit segment. The Investment Committee has delegated approval of certain amendments, follow-on investments with existing borrowers, investments below certain size thresholds (existing or new platforms), and other matters as determined by the

Investment Committee to the Screening Committee. In addition, our Investment Adviser and its investment team are supported by a team of finance, operations and administrative professionals currently employed by Carlyle Employee Co., a wholly owned subsidiary of Carlyle. In conducting our investment activities, we believe that we benefit from the significant scale, relationships and resources of Carlyle, including our Investment Adviser and its affiliates.
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
We expect our general and administrative expenses to be relatively stable or to decline as a percentage of total assets during periods of asset growth and to increase during periods of asset decline.
PORTFOLIO AND INVESTMENT ACTIVITY
Below is a summary of certain characteristics of our investment portfolio as of March 31, 2023 and December 31, 2022.

	As of
	March 31, 2023	December 31, 2022
Number of investments	171	173
Number of portfolio companies / investment funds	133	134
Number of industries	27	28
Percentage of total investment fair value:
First lien debt	68.5%	68.6%
Second lien debt	13.1%	13.3%
Total secured debt	81.6%	81.9%
Investment Funds	13.2%	13.3%
Equity investments	5.2%	4.8%
Percentage of debt investment fair value:
Floating rate (1)	98.9%	98.5%
Fixed interest rate	1.1%	1.5%
(1) Primarily subject to interest rate floors.

Our investment activity for the three month periods ended March 31, 2023 and 2022 is presented below (information presented herein is at amortized cost unless otherwise indicated):

	For the three month periods ended
	March 31, 2023	March 31, 2022
Investments:
Total investments, beginning of period	$2,049,975	$1,957,553
New investments purchased	57,510	113,966
Net accretion of discount on investments	1,855	2,338
Net realized gain (loss) on investments	(13,315)	5,839
Investments sold or repaid	(68,377)	(159,443)
Total Investments, end of period	$2,027,648	$1,920,253
Principal amount of investments funded:
First Lien Debt	$53,164	$110,594
Second Lien Debt	325	249
Equity Investments(1)	2,361	820
Total	$55,850	$111,663
Principal amount of investments sold or repaid:
First Lien Debt	$(68,505)	$(108,253)
Second Lien Debt	(6,954)	(36,325)
Equity Investments(1)	(829)	(3)
Total	$(76,288)	$(144,581)
Number of new funded investments	9	8
Average amount of new funded investments	$3,643	$10,771
Percentage of new funded debt investments at floating interest rates	100%	100%
Percentage of new funded debt investments at fixed interest rates	—%	—%
(1) Based on cost/proceeds of equity activity. The prior period has been conformed to the current presentation.
As of March 31, 2023 and December 31, 2022, investments consisted of the following:

	March 31, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt	$1,398,638	$1,350,740	$1,416,343	$1,359,962
Second Lien Debt	264,892	259,429	271,266	262,703
Equity Investments	93,021	102,241	91,269	94,190
Investment Funds	271,097	261,155	271,097	263,022
Total	$2,027,648	$1,973,565	$2,049,975	$1,979,877

The weighted average yields(1) for our first lien debt, second lien debt and income producing investments, based on the amortized cost and fair value as of March 31, 2023 and December 31, 2022, were as follows:

	March 31, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt	11.9%	12.2%	11.5%	11.9%
Second Lien Debt	13.0%	13.2%	12.8	13.2
First and Second Lien Debt Total	12.0%	12.3%	11.7%	12.1%
Total Debt and Income Producing Investments(2)	12.1%	12.4%	11.8%	12.2%
(1)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of March 31, 2023 and December 31, 2022. Weighted average yield on debt and income producing investments at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount (“OID”) and market discount earned, divided by (b) total fair value included in such securities. Weighted average yield on debt and income producing investments at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned, divided by (b) total amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above. Effective March 31, 2023, weighted average yields exclude investments placed on non-accrual status. Prior periods were conformed to the current presentation. Inclusive of all debt and income producing investments and investments on non-accrual status, the weighted average yield on amortized cost was 11.6% and 11.4% as of March 31, 2023 and December 31, 2022, respectively.
(2)Income Producing Investments include Credit Fund and Credit Fund II, as well as income producing equity investments.
Total weighted average yields (which includes the effect of accretion of discount and amortization of premiums) of our first lien debt, second lien debt and income producing investments as measured on an amortized cost basis increased from 11.8% to 12.1% from December 31, 2022 to March 31, 2023. The increase in weighted average yields was primarily due to the impact of rising benchmark interest rates.
As of March 31, 2023 and December 31, 2022, three and three of our debt investments were on non-accrual status, respectively. The remaining first and second lien debt investments were performing and current on their interest payments as of March 31, 2023 and December 31, 2022. The following table summarizes the fair value of our performing and non-accrual/non-performing investments as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
	Fair Value	Percentage	Fair Value	Percentage
Performing	$1,904,675	96.5%	$1,921,945	97.1%
Non-accrual (1)	68,890	3.5	57,932	2.9
Total	$1,973,565	100.0%	$1,979,877	100.0%

(1)For information regarding our non-accrual policy, see Note 2, Significant Accounting Policies, to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.
See the Consolidated Schedules of Investments as of March 31, 2023 and December 31, 2022 in our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on these investments, including a list of companies and type and amount of investments.
As part of the monitoring process, our Investment Adviser has developed risk assessment policies pursuant to which it regularly assesses the risk profile of each of our debt investments and rates each of them based on the following categories, which we refer to as “Internal Risk Ratings”. Pursuant to these risk policies, an Internal Risk Rating of 1 – 5, which are defined below, is assigned to each debt investment in our portfolio. Key drivers of internal risk ratings include financial metrics, financial covenants, liquidity and enterprise value coverage.
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

Our Investment Adviser monitors and, when appropriate, changes the risk ratings assigned to each debt investment in our portfolio. Our Investment Adviser reviews our investment ratings in connection with our quarterly valuation process. The below table summarizes the Internal Risk Ratings as of March 31, 2023 and December 31, 2022.

	March 31, 2023		December 31, 2022
	Fair Value	% of Fair Value	Fair Value	% of Fair Value
(dollar amounts in millions)
Internal Risk Rating 1	$28.7	1.8%	$30.7	1.9%
Internal Risk Rating 2	1,305.2	81.0	1,280.1	78.8
Internal Risk Rating 3	207.4	12.9	254.0	15.7
Internal Risk Rating 4	68.9	4.3	48.6	3.0
Internal Risk Rating 5	—	—	9.3	0.6
Total	$1,610.2	100.0%	$1,622.7	100.0%

As of March 31, 2023 and December 31, 2022, the weighted average Internal Risk Rating of our debt investment portfolio was 2.2 and 2.2, respectively. As of March 31, 2023, three of our debt investments, with an aggregate fair value of $68.9 million were assigned an Internal Risk Rating of 4.  As of December 31, 2022, three of our debt investments, with an aggregate fair value of $57.9 million were assigned an Internal Risk Rating of 4-5.
CONSOLIDATED RESULTS OF OPERATIONS
For the three month periods ended March 31, 2023 and 2022
The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and losses and net change in unrealized appreciation and depreciation. As a result, quarterly comparisons may not be meaningful.
Net investment income (loss) for the three month periods ended March 31, 2023 and 2022 was as follows:

	For the three month periods ended
	March 31, 2023	March 31, 2022
Total investment income	$58,375	$47,509
Net expenses (including Excise tax expense)	(31,805)	(21,990)
Net investment income (loss)	$26,570	$25,519

Investment Income
Investment income for the three month periods ended March 31, 2023 and 2022 was as follows:

	For the three month periods ended
	March 31, 2023	March 31, 2022
Investment income
Interest income	$44,948	$34,028
PIK income	4,188	3,721
Dividend Income	8,276	7,524
Other income	963	2,236
Total investment income	$58,375	$47,509
The increase in investment income for the three month period ended March 31, 2023 from the comparable period in 2022 was primarily driven by an increase in interest income from higher weighted average interest rates, partially offset by a decrease in other income. As of March 31, 2023, the size of our portfolio increased to $2,027,648 from $1,920,253 as of March 31, 2022, at amortized cost. As of March 31, 2023, the weighted average yield of our first and second lien debt investments increased to 12.0% from 8.2% as of March 31, 2022 on amortized cost. As of March 31, 2023 total weighted average yields on debt and income producing investments increased to 12.1% from 8.7% as of March 31, 2022 on amortized cost.
Interest and PIK income on our first and second lien debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of March 31, 2023 and 2022, three and three first lien debt investments, respectively, were on non-accrual status. Non-accrual investments had a fair value of $68,890 and $69,957 respectively, which represented approximately 3.5% and 3.7% of total investments at fair value, respectively, as of March 31, 2023 and 2022. The remaining first and second lien debt investments were performing and current on their interest payments as of March 31, 2023 and 2022.
For the three month periods ended March 31, 2023 and 2022, the Company earned $963 and $2,236, respectively, in other income. The decrease in other income for the three month period ended March 31, 2023 from the comparable period in 2022 was primarily driven by lower amendment and prepayment fees.
For the three month periods ended March 31, 2023 and 2022, the Company earned $8,276 and $7,524, respectively, in dividend income from the investment funds. The increase in dividend income for the three month period ended March 31, 2023 from the comparable period in 2022 was primarily driven by an increase in dividends declared by the investment funds as a result of higher net investment income each investment fund earned.
Expenses

	For the three month periods ended
	March 31, 2023	March 31, 2022
Base management fees	$7,236	$7,050
Incentive fees	5,472	5,228
Professional fees	689	783
Administrative service fees	28	406
Interest expense and credit facility fees	17,281	7,616
Directors’ fees and expenses	123	160
Other general and administrative	453	394
Excise tax expense	523	353
Total Expenses	$31,805	$21,990

Interest expense and credit facility fees for the three month periods ended March 31, 2023 and 2022 comprised the following:

	For the three month periods ended
	March 31, 2023	March 31, 2022
Interest expense	$16,780	$7,099
Facility unused commitment fee	230	333
Amortization of deferred financing costs	271	184
Total interest expense and credit facility fees	$17,281	$7,616
Cash paid for interest expense	16,712	7,106

Average principal debt outstanding	$1,092,941	$987,652
Weighted average interest rate	6.14%	2.88%
The increase in interest expense and credit facility fees for the three month periods ended March 31, 2023 compared to the comparable period in 2022 was primarily driven by higher weighted average interest rates due to higher benchmark rates.

Below is a summary of the base management fees and incentive fees incurred during the three month periods ended March 31, 2023 and 2022.

	For the three month periods ended
	March 31, 2023	March 31, 2022
Base management fees	$7,236	$7,050
Incentive fees on pre-incentive fee net investment income	5,472	5,228
Total base management fees and incentive fees	$12,708	$12,278
The increase in base management fees and incentive fees related to pre-incentive fee net investment income for the three month period ended March 31, 2023 from the comparable period in 2022 was driven by higher gross assets and higher pre-incentive fee net investment income, respectively.
For the three month periods ended March 31, 2023 and 2022, there were no accrued capital gains incentive fees based upon the cumulative net realized and unrealized appreciation (depreciation) as of March 31, 2023 and 2022. The accrual for any capital gains incentive fee under accounting principles generally accepted in the United States (“U.S. GAAP”) in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. See Note 4, Related Party Transactions, to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on the incentive and base management fees.
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
Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) on Investments
During the three month periods ended March 31, 2023, we had realized gains on 4 investments, totaling approximately $238, which was offset by realized losses on 5 investments, totaling approximately $13,553. During the three month periods ended March 31, 2022, we had realized gains on 7 investments, totaling approximately $5,839 and no realized losses on investments.
During the three month periods ended March 31, 2023, we had a change in unrealized appreciation on 107 investments, totaling approximately $34,772, which was offset by a change in unrealized depreciation on 61 investments, totaling approximately $18,757. During the three month periods ended March 31, 2022, we had a change in unrealized appreciation on 45 investments, totaling approximately $19,498, which was offset by a change in unrealized depreciation on 102 investments, totaling approximately $22,070.
Net realized gain (loss) and net change in unrealized appreciation (depreciation) by the type of investments for the three month periods ended March 31, 2023 and 2022 were as follows:

	For the three month periods ended
	March 31, 2023	March 31, 2022
Net realized gain (loss) on investments	$(13,315)	$5,839
Net change in unrealized appreciation (depreciation) on investments	16,015	(2,572)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	$2,700	$3,267
Net realized gain (loss) and net change in unrealized appreciation (depreciation) by the type of investments for the three month periods ended March 31, 2023 and 2022 were as follows:

	For the three month periods ended
	March 31, 2023		March 31, 2022
Type	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)
First Lien Debt	$(13,429)	$8,483	$3,455	$(6,491)
Second Lien Debt	(49)	3,100	—	(2,058)
Equity Investments	163	6,299	2,384	1,914
Investment Funds	—	(1,867)	—	4,063
Total	$(13,315)	$16,015	$5,839	$(2,572)
The net realized loss in our investments for the three month period ended March 31, 2023 was primarily driven by the exit of our investment in DermaRite. Net change in unrealized appreciation in our investments for the three month period ended March 31, 2023 improved compared to the comparable period in 2022 primarily due to tighter market spreads and reversal of prior period unrealized losses on our investment in DermaRite. Net change in unrealized appreciation (depreciation) is also driven by changes in other inputs utilized under our valuation methodology, including, but not limited to, enterprise value multiples, borrower leverage multiples and borrower ratings, and the impact of exits.
Middle Market Credit Fund, LLC (“Credit Fund”)
On February 29, 2016, we and Credit Partners entered into an amended and restated limited liability company agreement, which was subsequently amended and restated on June 24, 2016 and February 22, 2021, May 16, 2022 and April 20, 2023 (as amended, the “Limited Liability Company Agreement”) to co-manage Credit Fund, a Delaware limited liability company that is not consolidated in our consolidated financial statements. Credit Fund is managed by a six-member board of managers, on which we and Credit Partners each have equal representation. We and Credit Partners each have 50% economic ownership of Credit Fund and have commitments to fund, from time to time, capital of up to $250,000 each. Funding of such commitments generally requires the approval of the board of Credit Fund, including the board members appointed by us. By virtue of our respective membership interests, we and Credit Partners each indirectly bear an allocable share of all expenses and other obligations of Credit Fund.
Credit Fund primarily invests in first lien loans of middle market companies sourced primarily by us and our affiliates. Portfolio and investment decisions with respect to Credit Fund must be unanimously approved by a quorum of Credit Fund’s investment committee consisting of an equal number of representatives of us and Credit Partners. Therefore, although we own more than 25% of the voting securities of Credit Fund, we do not believe that we have control over Credit Fund (other than for purposes of the Investment Company Act). Middle Market Credit Fund SPV, LLC (“Credit Fund Sub”), MMCF CLO 2017-1 LLC (the “2017-1 Issuer") and MMCF Warehouse II, LLC (“Credit Fund Warehouse II”), each a Delaware limited liability company are wholly owned subsidiaries of Credit Fund and are consolidated in Credit Fund’s consolidated financial statements.
Since inception of Credit Fund and through March 31, 2023 and December 31, 2022, we and Credit Partners each made capital contributions of $1 and $1 in members’ equity, respectively, and $216,000 and $216,000 in subordinated loans, respectively, to Credit Fund. On May 25, 2021, the Company and Credit Partners received an aggregate return of capital on the subordinated loans of $46,000, of which the Company received $23,000. The cost and fair value of our investment in Credit Fund was $193,001 and $189,970, respectively, as of March 31, 2023 and $193,001 and $190,065, respectively, as of December 31, 2022. Our portion of the dividend declared by Credit Fund was $5,500 and $5,000 for the three month periods ended March 31, 2023 and 2022, respectively. As of March 31, 2023 and December 31, 2022, our annualized dividend yield from Credit Fund was 11.4% and 11.4%, respectively.

Below is a summary of Credit Fund’s portfolio as of March 31, 2023 and December 31, 2022:

	As of
	March 31, 2023	December 31, 2022
Senior secured loans (1)	$880,770	$955,605
Weighted average yields of senior secured loans based on amortized cost (2)	10.6%	10.0%
Weighted average yields of senior secured loans based on fair value (2)	11.1%	10.5%
Number of portfolio companies in Credit Fund	41	45
Average amount per portfolio company (1)	$21,482	$21,236
Number of loans on non-accrual status	1	—
Fair value of loans on non-accrual status	$1,714	$—
Percentage of portfolio at floating interest rates (3)(4)	100.0%	100.0%
Fair value of loans with PIK provisions	$43,984	$49,950
Percentage of portfolio with PIK provisions (4)	5.3%	5.5%
(1)At par/principal amount.
(2)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of March 31, 2023 and December 31, 2022. Weighted average yield on debt at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount (“OID”) and market discount earned, divided by (b) total fair value included in such securities. Weighted average yield on debt at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned, divided by (b) total amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above. Effective March 31, 2023, weighted average yields exclude investments placed on non-accrual status. Prior periods were conformed to the current presentation.
(3)Floating rate debt investments are generally subject to interest rate floors.
(4)Percentages based on fair value.
During the three month periods ended March 31, 2023 and 2022, the Company sold no investments to Credit Fund. See Note 5, Middle Market Credit Fund, LLC, to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
Since inception of Credit Fund II and through March 31, 2023, we and CCLF made capital contributions of $78,096 and $12,709 in members’ equity, respectively, to Credit Fund II. The cost and fair value of our investment in Credit Fund II was $78,096 and $71,185, respectively, as of March 31, 2023 and $78,096 and $72,957, respectively, as of December 31, 2022. Our portion of the dividend declared by Credit Fund II was $2,776 and $2,524 for the three month periods ended March 31, 2023 and 2022, respectively. As of March 31, 2023 and December 31, 2022, our annualized dividend yield from Credit Fund II was 14.2% and 14.2%, respectively.

Below is a summary of Credit Fund II’s portfolio as of March 31, 2023 and December 31, 2022:

	As of
	March 31, 2023	December 31, 2022
Senior secured loans (1)	$252,738	$253,310
Weighted average yields of senior secured loans based on amortized cost (2)	11.4%	11.1%
Weighted average yields of senior secured loans based on fair value (2)	11.5%	11.3%
Number of portfolio companies in Credit Fund II	35	35
Average amount per portfolio company (1)	$7,221	$7,237
Number of loans on non-accrual status	1	—
Fair value of loans on non-accrual status	$5,081	$—
Percentage of portfolio at floating interest rates (3) (4)	98.1%	97.9%
Percentage of portfolio at fixed interest rates (4)	1.9%	2.1%
Fair value of loans with PIK provisions	$3,008	$10,787
Percentage of portfolio with PIK provisions (4)	1.2%	4.4%
(1)At par/principal amount.
(2)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of March 31, 2023 and December 31, 2022. Weighted average yield on debt at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount (“OID”) and market discount earned, divided by (b) total fair value included in such securities. Weighted average yield on debt at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned, divided by (b) total amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above. Effective March 31, 2023, weighted average yields exclude investments placed on non-accrual status. Prior periods were conformed to the current presentation.
(3)Floating rate debt investments are generally subject to interest rate floors.
(4)Percentages based on fair value.

For the three month period ended March 31, 2023, the Company sold 1 investment to Credit Fund II for proceeds of $9,840 and realized gain of $10. For the three month period ended March 31, 2022, the Company sold no investments to Credit Fund II. See Note 6, Middle Market Credit Fund II, LLC, to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
Credit Facility, Senior Notes, and 2015-1R Notes
On March 21, 2014, we closed on a senior secured revolving credit facility (the “Credit Facility”), as amended from time to time. The maximum principal amount of the Credit Facility is $745,000, which was increased from $688,000 on April 21, 2023 pursuant to the terms of the agreement, subject to availability under the Credit Facility, which is based on certain advance rates multiplied by the value of the Company’s portfolio investments (subject to certain concentration limitations) net of certain other indebtedness that the Company may incur in accordance with the terms of the Credit Facility. Proceeds of the Credit Facility may be used for general corporate purposes, including the funding of portfolio investments. Maximum capacity under the Credit Facility may be increased, subject to certain conditions, to $900,000 through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Credit Facility includes a $50,000 limit for swingline loans and a $20,000 limit for letters of credit. Subject to certain exceptions, the Credit Facility is secured by a first lien security interest in substantially all of the portfolio investments held by the Company. The Credit Facility includes customary covenants, including certain financial covenants related to asset coverage, shareholders’ equity and liquidity, certain limitations on the incurrence of additional indebtedness and liens, and other maintenance covenants, as well as usual and customary events of default for senior secured revolving credit facilities of this nature.
Although we believe that we will remain in compliance, there are no assurances that we will continue to comply with the covenants in the Credit Facility. Failure to comply with these covenants could result in a default under the Credit Facility that, if we were unable to obtain a waiver from the applicable lenders, could result in the immediate acceleration of the amounts due under the Credit Facility, and thereby have a material adverse impact on our business, financial condition and results of operations. For more information on the Credit Facility, see Note 7, Borrowings, to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.
On December 30, 2019, we closed a private offering of $115.0 million in aggregate principal amount of 4.750% Senior Unsecured Notes due December 31, 2024 (the “2019 Notes”). On December 11, 2020, we issued an additional $75.0 million aggregate principal amount of senior unsecured notes due December 31, 2024 (the “2020 Notes”, together with the 2019 Notes, the “Senior Notes”). The 2020 Notes bear interest at an interest rate of 4.500%. We paid an affiliate of Carlyle a fee of $562 for underwriting services rendered in connection with the issuance of the 2020 Notes in the amount of 0.75% of the aggregate principal amount of the 2020 Notes. The interest rates of the Senior Notes are subject to increase (up to an additional 1.00% over the stated rate of such notes) in the event, subject to certain exceptions, the Senior Notes cease to have an investment grade rating. The Senior Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. For more information on the Senior Notes, see Note 7, Borrowings, to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
(d) $66,000 Class A-2 Notes, which bear interest at the three-month LIBOR plus 2.20%;
(e) $46,400 single-A Class B Notes, which bear interest at the three-month LIBOR plus 3.15%;
(f) $27,000 BBB- Class C Notes, which bear interest at the three-month LIBOR plus 4.00%; and
(g) 2015-1 Issuer Preferred Interests with a nominal value of $104,525 at close of the refinancing.
The 2015-1R Notes have a reinvestment period end date and maturity date of October 15, 2023 and October 15, 2031, respectively. In connection with the initial financing, we have made customary representations, warranties and covenants to the 2015-1 Issuer. The Class A-1-1-R, Class A-1-2-R, Class A-1-3-R, Class A-2-R, Class B and Class C Notes are included in the consolidated financial statements included in Part I, Item 1 of this Form 10-Q. The 2015-1 Issuer Preferred Interests were eliminated in consolidation. For more information on the 2015-1R Notes, see Note 7, Borrowing, to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.
As of March 31, 2023 and December 31, 2022, we had $42,873 and $30,506, respectively, in cash, cash equivalents and restricted cash. The Credit Facility consisted of the following as of March 31, 2023 and December 31, 2022:

	March 31, 2023
	Total Facility(1)	Borrowings Outstanding	Unused Portion (1)(2)	Amount Available (3)
Credit Facility	$688,000	$455,859	$232,141	$235,615
Total	$688,000	$455,859	$232,141	$235,615

	December 31, 2022
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Credit Facility	688,000	440,441	247,559	247,902
Total	$688,000	$440,441	$247,559	$247,902
(1)Amounts represent balances prior to the April 21, 2023 commitment increase.
(2)The unused portion is the amount upon which commitment fees are based.
(3)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.

The following were the carrying values (before debt issuance costs) and fair values of the Company’s 2015-1R Notes and Senior Notes as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Aaa/AAA Class A-1-1-R Notes	$234,800	$231,630	$234,800	$232,170
Aaa/AAA Class A-1-2-R Notes	50,000	49,515	50,000	49,655
Aaa/AAA Class A-1-3-R Notes	25,000	24,413	25,000	24,013
AA Class A-2-R Notes	66,000	64,700	66,000	63,802
A Class B Notes	46,400	44,303	46,400	44,465
BBB- Class C Notes	27,000	25,380	27,000	25,920
2019 Notes	115,000	107,218	115,000	105,496
2020 Notes	75,000	70,121	75,000	69,180
Total	$639,200	$617,280	$639,200	$614,701

As of March 31, 2023 and December 31, 2022, we had $1,095,059 and $1,079,641, respectively, of outstanding consolidated indebtedness under the Credit Facility, the 2015-1R Notes and the Senior Notes. Our annualized interest cost as of March 31, 2023 and December 31, 2022, was 6.14% and 5.78%, excluding fees (such as fees on undrawn amounts and amortization of upfront fees). For the three months ended March 31, 2023 and 2022, we incurred $17,281 and $7,616, respectively, of interest expense and credit facility fees.
Equity Activity
Common shares issued and outstanding as of March 31, 2023 and December 31, 2022 were 50,794,941 and 51,060,136, respectively.
The following table summarizes activity in the number of shares of our common stock outstanding during the three month periods ended March 31, 2023 and 2022:

	For the three month periods ended
	March 31, 2023	March 31, 2022
Common shares outstanding, beginning of period	51,060,136	53,142,454
Repurchase of common stock (1)	(265,195)	(495,296)
Common shares outstanding, end of period	50,794,941	52,647,158
(1) See Note 9, Net Assets, to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding the Company Stock Repurchase Program.

On May 5, 2020, we issued and sold 2,000,000 shares of Preferred Stock, par value $0.01, to an affiliate of Carlyle in a private placement at a price of $25 per share. Shares of Preferred Stock issued and outstanding were 2,000,000 as of both March 31, 2023 and December 31, 2022.

Dividends and Distributions
Effective with the third quarter 2020 dividend, we updated our dividend policy such that the base dividend was $0.32 per share of common stock. Effective with the third quarter 2022 dividend, we updated our dividend policy such that the base dividend was $0.34 per share of common stock. Effective with the fourth quarter 2022 dividend, we updated our dividend policy such that the base dividend is $0.36 per share of common stock. Effective with the first quarter 2023 dividend, the Company updated its dividend policy such that the base dividend is $0.37 per share of common stock. Our dividend policy is subject to change by the Board of Directors in its sole discretion at any time.
The following table summarizes our dividends declared per share of common stock during the two most recent fiscal years and the current fiscal year to-date:

Date Declared	Record Date	Payment Date	Per Share Amount
2021
February 22, 2021	March 31, 2021	April 16, 2021	$0.37	(1)
May 3, 2021	June 30, 2021	July 15, 2021	$0.36	(1)
August 2, 2021	September 30, 2021	October 15, 2021	$0.38	(1)
November 1, 2021	December 31, 2021	January 14, 2022	$0.39	(1)
Total			$1.50
2022
February 18, 2022	March 31, 2022	April 15, 2022	$0.40	(1)
May 2, 2022	June 30, 2022	July 15, 2022	$0.40	(1)
August 8, 2022	September 30, 2022	October 14, 2022	$0.40	(1)
October 31, 2022	December 30, 2022	January 16, 2023	$0.44	(1)
Total			$1.64
2023
February 21, 2023	March 31, 2023	April 14, 2023	$0.44	(1)
Total			$0.44
(1) Per Share Amount includes the base dividend and a special/supplemental dividend. For more information on the base dividend and special/supplemental dividend, see Note 9, Net Assets, to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

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
The Preferred Stock is convertible, in whole or in part, at the option of the holder of the Preferred Stock into the number of shares of common stock equal to the Liquidation Preference plus any accumulated but unpaid dividends, divided by an initial conversion price of $9.50, subject to certain adjustments to prevent dilution as set forth in the Company's articles supplementary (the “Articles Supplementary”). The conversion price as of March 31, 2023 was $9.26. Effective as of May 5, 2023, the Company, with the approval of the Board of Directors, including a majority of the Independent Directors, has the option to redeem all of the Preferred Stock for cash consideration equal to the Liquidation Preference plus any accumulated but unpaid dividends. The holders of the Preferred Stock have the right to convert all or a portion of their shares of Preferred Stock prior to the date fixed for such redemption. Effective as of May 5, 2027, the holders of the Preferred Stock have the option to require the Company to redeem any or all of the then-outstanding Preferred Stock upon 90 days’ notice. The form of consideration used in any such redemption is at the option of the Board of Directors, including a majority of the Independent Directors, and may be cash consideration equal to the Liquidation Preference plus any accumulated but unpaid dividends, or shares of common stock. Holders also have the right to redeem the Preferred Stock upon a Change in Control (as defined in the Articles Supplementary).

The following table summarizes the Company’s dividends declared on the Preferred Stock during the two most recent fiscal years and the current fiscal year to-date. Unless otherwise noted, dividends were declared and paid, or are payable, in cash.

Date Declared	Record Date	Payment Date	Per Share Amount
2021
March 31, 2021	March 31, 2021	March 31, 2021	$0.438
June 30, 2021	June 30, 2021	June 30, 2021	$0.438
September 30, 2021	September 30, 2021	September 30, 2021	$0.438
December 29, 2021	December 31, 2021	December 31, 2021	$0.438
Total			$1.752
2022
March 25, 2022	March 31, 2022	March 31, 2022	$0.438
June 27, 2022	June 30, 2022	June 30, 2022	$0.438
September 22, 2022	September 30, 2022	September 30, 2022	$0.438
December 16, 2022	December 30, 2022	December 30, 2022	$0.438
Total			$1.752
2023
March 23, 2023	March 31, 2023	March 31, 2023	$0.438
OFF BALANCE SHEET ARRANGEMENTS
In the ordinary course of our business, we enter into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in these consolidated financial statements as of March 31, 2023 and December 31, 2022 in Part I, Item 1 of this Form 10-Q for any such exposure.
We have in the past, currently are and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments.
We had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par / Principal Amount as of
	March 31, 2023	December 31, 2022
Unfunded delayed draw commitments	$97,314	$83,743
Unfunded revolving commitments	67,060	74,463
Total unfunded commitments	$164,374	$158,206
Pursuant to an undertaking by us in connection with the 2015-1 Debt Securitization, we agreed to hold on an ongoing basis the 2015-1 Issuer Preferred Interests with an aggregate dollar purchase price at least equal to 5% of the aggregate outstanding amount of all collateral obligations by the 2015-1 Issuer for so long as any securities of the 2015-1 Issuer remains outstanding. As of March 31, 2023 and December 31, 2022, we were in compliance with this undertaking.
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
As of March 31, 2023 and December 31, 2022, the Company had total senior securities of $1,145,059 and $1,129,641, respectively, consisting of secured borrowings under the Credit Facility, the Senior Notes, the 2015-1R Notes, and the Preferred Stock, and had asset coverage ratios of 175.82% and 176.79%, respectively.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. These estimates and judgments are based on historical information, information currently available to us and on various other assumptions management believes to be reasonable under the circumstances. Actual results could vary from those estimates and we may change our estimates and assumptions in future evaluations. Changes in these estimates and assumptions may have a material effect on our results of operations and financial condition. We believe the critical accounting policies discussed below affect our more significant judgments and estimates used in the preparation of our consolidated financial statements and should be read in conjunction with our consolidated financial statements and related notes in Part II, Item 8, as well as with our “Risk Factors” in Part I, Item 1A of the Company's annual report on Form 10-K for the year ended December 31, 2022.
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
Securities/instruments that are illiquid or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of the Investment Adviser, does not represent fair value shall each be valued as of the measurement date using all techniques appropriate under the circumstances and for which sufficient data is available. These valuation techniques may vary by investment and include comparable public market valuations, comparable precedent transaction valuations and/or discounted cash flow analyses. The process generally used to determine the applicable value is as follows: (i) the value of each portfolio company or investment is initially reviewed by the investment professionals responsible for such portfolio company or investment and, for non-traded investments, a standardized template designed to approximate fair market value based on observable market inputs, updated credit statistics and unobservable inputs is used to determine a preliminary value, which is also reviewed alongside consensus pricing, where available; (ii) preliminary valuation conclusions are documented and reviewed by a valuation committee comprised of personnel of the Investment Adviser; (iii) the Board of Directors engages a third-party valuation firm to provide positive assurance on portions of the Middle Market Senior Loans and equity investments portfolio each quarter (such that each non-traded investment other than Credit Fund is reviewed by a third-party valuation firm at least once on a rolling twelve month basis) including a review of management’s preliminary valuation and conclusion on fair value; (iv) if applicable, prior to September 8, 2022, the Audit Committee of the Board of Directors (the “Audit Committee”) reviewed the assessments of the Investment Adviser and the third-party valuation firm; and (v) if applicable, prior to September 8, 2022, the Board of Directors discussed the valuation recommendations of the Audit Committee and determined the fair value of each investment in the portfolio in good faith based on the input of the Investment Adviser and, where applicable, the third-party valuation firm.
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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of March 31, 2023 and December 31, 2022.
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
For further information on the fair value hierarchies, our framework for determining fair value and the composition of our portfolio, see Note 3, Fair Value Measurements, to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
Valuation Risk
Our investments may not have a readily available market price, Our Investment Adviser, as the valuation designee pursuant to Rule 2a-5 under the Investment Company Act, values our investments for which market quotations are not readily available in good faith at fair value in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. In addition, because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and it is possible that the difference could be material.
Interest Rate Risk
As of March 31, 2023, on a fair value basis, approximately 1.1% of our debt investments bear interest at a fixed rate and approximately 98.9% of our debt investments bear interest at a floating rate, which primarily are subject to interest rate floors. Interest rates on the investments held within our portfolio of investments are typically based on floating LIBOR or SOFR, with many of these investments also having a reference rate floor. Additionally, our Credit Facility is also subject to floating interest rates and is currently paid based on floating SOFR rates.
Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our income in the future.
The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. Interest income is calculated as revenue from interest generated from our settled portfolio of debt investments held as of March 31, 2023. These hypothetical interest income calculations are based on a model of the settled debt investments in our portfolio, excluding structured finance obligations and our investments in Credit Fund and Credit Fund II, held as of March 31, 2023, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. Interest expense is calculated based on outstanding secured borrowings and notes payable as of March 31, 2023 and based on the terms of our Credit Facility and notes payable. Interest expense on our Credit Facility and notes payable is calculated using the stated interest rate as of March 31, 2023, adjusted for the hypothetical changes in rates, as shown below. We intend to continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may impact significantly our net interest income.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.
Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2023, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled debt investments (considering interest rate floors for variable rate instruments), excluding our investments in Credit Fund and Credit Fund II, and outstanding secured borrowings and notes payable assuming no changes in our investment and borrowing structure:

	March 31, 2023
Basis Point Change	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$47,679	$(26,402)	$21,277
Up 200 basis points	$31,786	$(17,601)	$14,185
Up 100 basis points	$15,893	$(8,801)	$7,092
Down 100 basis points	$(15,893)	$8,801	$(7,092)
Down 200 basis points	$(31,458)	$17,601	$(13,857)
Down 300 basis points	$(46,861)	$26,385	$(20,476)

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
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting during the three month period ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information regarding purchases of our common stock made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the three months ended March 31, 2023 for the periods indicated.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)(2)	Maximum (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2023 through January 31, 2023	134,622	$14.84	134,622	$44,258
February 1, 2023 through February 28, 2023	111,321	15.25	111,321	42,561
March 1, 2023 through March 31, 2023	19,252	15.48	19,252	42,263
Total	265,195		265,195

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
Item 3. Defaults Upon Senior Securities.
Not applicable.

Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.

10.1	Commitment Increase Agreement dated April 21, 2023 among Carlyle Secured Lending, Inc., as borrower, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent.*

31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*
* Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARLYLE SECURED LENDING, INC.

Dated: May 9, 2023	By	/s/ Thomas M. Hennigan
Thomas M. Hennigan Chief Financial Officer (principal financial officer)