Form 10-Q
period 2023-06-30
Carlyle Secured Lending, Inc.
filed 2023-08-08
CIK 1544206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding at August 7, 2023 was 50,794,941.

Carlyle Secured Lending, Inc.

CARLYLE SECURED LENDING, INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollar amounts in thousands, except per share data)

	June 30, 2023	December 31, 2022
ASSETS	(unaudited)
Investments, at fair value
Investments—non-controlled/non-affiliated, at fair value (amortized cost of $1,646,416 and $1,734,252, respectively)	$1,588,732	$1,671,488
Investments—non-controlled/affiliated, at fair value (amortized cost of $45,631 and $44,626, respectively)	51,668	45,367
Investments—controlled/affiliated, at fair value (amortized cost of $271,097 and $271,097, respectively)	256,020	263,022
Total investments, at fair value (amortized cost of $1,963,144 and $2,049,975, respectively)	1,896,420	1,979,877
Cash, cash equivalents and restricted cash	54,150	30,506
Receivable for investments sold	1,396	1,528
Interest and dividend receivable	24,703	24,023
Prepaid expenses and other assets	5,928	5,763
Total assets	$1,982,597	$2,041,697
LIABILITIES
Debt and Secured Borrowings, net of unamortized debt issuance costs of $2,256 and $2,449, respectively (Note 7)	$1,037,185	$1,077,192
Payable for investments purchased	—	287
Interest and credit facility fees payable (Note 7)	7,097	6,749
Dividend payable (Note 9)	22,320	22,446
Base management and incentive fees payable (Note 4)	12,804	12,681
Administrative service fees payable (Note 4)	1,439	1,711
Other accrued expenses and liabilities	2,071	3,208
Total liabilities	1,082,916	1,124,274
Commitments and contingencies (Notes 8 and 11)
EQUITY
NET ASSETS
Cumulative convertible preferred stock, $0.01 par value; 2,000,000 shares issued and outstanding as of June 30, 2023 and December 31, 2022	50,000	50,000
Common stock, $0.01 par value; 198,000,000 shares authorized; 50,794,941 and 51,060,136 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	508	511
Paid-in capital in excess of par value	1,018,234	1,022,224
Offering costs	(1,633)	(1,633)
Total distributable earnings (loss)	(167,428)	(153,679)
Total net assets	$899,681	$917,423
NET ASSETS PER COMMON SHARE	$16.73	$16.99
The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE SECURED LENDING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollar amounts in thousands, except per share data) (unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$44,660	$31,634	$87,914	$61,741
PIK income	4,495	3,728	8,683	7,449
Other income	917	1,632	1,878	3,594
Total investment income from non-controlled/non-affiliated investments	50,072	36,994	98,475	72,784
From non-controlled/affiliated investments:
Interest income	1,494	48	3,188	96
PIK income	221	—	221	—
Other income	2	2	4	4
Total investment income from non-controlled/affiliated investments	1,717	50	3,413	100
From controlled/affiliated investments:
Interest income	—	—	—	3,873
Dividend income	8,276	7,524	16,552	15,048
Other income	—	—	—	272
Total investment income from controlled/affiliated investments	8,276	7,524	16,552	19,193
Total investment income	60,065	44,568	118,440	92,077
Expenses:
Base management fees (Note 4)	7,185	7,113	14,421	14,163
Incentive fees (Note 4)	5,593	4,458	11,065	9,686
Professional fees	523	752	1,212	1,535
Administrative service fees (Note 4)	469	461	497	867
Interest expense and credit facility fees (Note 7)	17,873	9,170	35,154	16,786
Directors’ fees and expenses	107	186	230	346
Other general and administrative	490	382	943	776
Total expenses	32,240	22,522	63,522	44,159
Net investment income (loss) before taxes	27,825	22,046	54,918	47,918
Excise tax expense	650	176	1,173	529
Net investment income (loss)	27,175	21,870	53,745	47,389
Net realized gain (loss) and net change in unrealized appreciation (depreciation):
Net realized gain (loss) on investments:
Non-controlled/non-affiliated investments	(7,991)	(653)	(21,494)	3,922
Controlled/affiliated investments	—	707	188	1,971
Net realized currency gain (loss) on non-investment assets and liabilities	45	(39)	(8)	(407)
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliated investments	(7,826)	(21,439)	5,080	(32,682)
Non-controlled/affiliated investments	320	2,974	5,296	3,588
Controlled/affiliated investments	(5,135)	(3,487)	(7,002)	4,570
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	(1,875)	4,732	(3,105)	6,997
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	(22,462)	(17,205)	(21,045)	(12,041)
Net increase (decrease) in net assets resulting from operations	4,713	4,665	32,700	35,348
Preferred stock dividend	875	875	1,750	1,750
Net increase (decrease) in net assets resulting from operations attributable to Common Stockholders	$3,838	$3,790	$30,950	$33,598
Basic and diluted earnings per common share (Note 9)

CARLYLE SECURED LENDING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (continued)
(dollar amounts in thousands, except per share data) (unaudited)

Basic	$0.08	$0.07	$0.61	$0.64
Diluted	$0.08	$0.07	$0.58	$0.61
Weighted-average shares of common stock outstanding (Note 9)
Basic	50,794,941	52,421,296	50,840,753	52,655,375
Diluted	50,794,941	52,421,296	56,273,633	57,974,987

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE SECURED LENDING, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollar amounts in thousands) (unaudited)

	Six months ended June 30,
	2023	2022
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$53,745	$47,389
Net realized gain (loss) on investments and non-investment assets and liabilities	(21,314)	5,486
Net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	269	(17,527)
Net increase (decrease) in net assets resulting from operations	32,700	35,348
Capital transactions:
Repurchase of common stock	(3,993)	(13,976)
Dividends declared on preferred and common stock (Note 9)	(46,449)	(43,683)
Net increase (decrease) in net assets resulting from capital transactions	(50,442)	(57,659)
Net increase (decrease) in net assets	(17,742)	(22,311)
Net assets at beginning of period	917,423	948,804
Net assets at end of period	$899,681	$926,493

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE SECURED LENDING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollar amounts in thousands) (unaudited)

	Six months ended June 30,
	2023	2022
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$32,700	$35,348
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	588	504
Net accretion of discount on investments	(3,784)	(5,099)
Paid-in-kind interest	(9,584)	(8,836)
Net realized (gain) loss on investments	21,306	(5,893)
Net realized currency (gain) loss on non-investment assets and liabilities	8	407
Net change in unrealized (appreciation) depreciation on investments	(3,374)	24,524
Net change in unrealized currency (gain) loss on non-investment assets and liabilities	3,105	(6,997)
Cost of investments purchased and change in payable for investments purchased	(92,471)	(301,586)
Proceeds from sales and repayments of investments and change in receivable for investments sold	171,245	231,326
Changes in operating assets:
Interest and dividend receivable	(680)	(1,911)
Prepaid expenses and other assets	(560)	(358)
Changes in operating liabilities:
Interest and credit facility fees payable	348	731
Base management and incentive fees payable	123	(238)
Administrative service fees payable	(272)	456
Other accrued expenses and liabilities	(1,137)	(101)
Net cash provided by (used in) operating activities	117,561	(37,723)
Cash flows from financing activities:
Repurchase of common stock	(3,993)	(13,976)
Borrowings on Credit Facility	74,792	202,500
Repayments of Credit Facility	(118,141)	(159,746)
Debt issuance costs paid	—	(1,290)
Dividends paid in cash	(46,575)	(43,548)
Net cash provided by (used in) financing activities	(93,917)	(16,060)
Net increase (decrease) in cash, cash equivalents and restricted cash	23,644	(53,783)
Cash, cash equivalents, and restricted cash, beginning of period	30,506	93,074
Cash, cash equivalents, and restricted cash, end of period	$54,150	$39,291
Supplemental disclosures:
Interest and credit facility fees paid during the period	$33,954	$15,442
Taxes, including excise tax, paid during the period	$1,839	$774
Dividends declared on preferred stock and common stock during the period	$46,449	$43,683
The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2023
(dollar amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets

First Lien Debt (64.7% of fair value)
ADPD Holdings, LLC	^*	(2)(3)(13)(15)	Consumer Services	SOFR	6.00%	11.24%	8/16/2022	8/15/2028	$10,144	$9,904	$9,832	1.09%
Advanced Web Technologies Holding Company	^*	(2)(3)(15)	Containers, Packaging & Glass	LIBOR	6.25%	11.31%	12/17/2020	12/17/2026	9,137	9,008	9,110	1.01
Advanced Web Technologies Holding Company	^	(2)(3)	Containers, Packaging & Glass	LIBOR	6.50%	11.80%	12/16/2021	12/17/2026	1,601	1,578	1,607	0.18
Advanced Web Technologies Holding Company	^	(2)(3)(13)	Containers, Packaging & Glass	SOFR	6.75%	12.19%	6/2/2023	12/17/2026	645	626	652	0.07
Alpine Acquisition Corp II	^*	(2)(3)(13)(15)	Transportation: Cargo	SOFR	5.75%	11.01%	4/19/2022	11/30/2026	1,532	1,467	1,417	0.16
American Physician Partners, LLC	^	(2)(3)(8)(13)	Healthcare & Pharmaceuticals	SOFR	10.25% (100% PIK)	15.52%	12/16/2022	6/30/2023	3,209	3,083	—	0.00
American Physician Partners, LLC	^*	(2)(3)(8)(13)(14)	Healthcare & Pharmaceuticals	SOFR	10.25% (100% PIK)	15.52%	1/7/2019	8/5/2022	32,493	30,136	—	0.00
Analogic Corporation	^*	(2)(3)(13)(15)	Capital Equipment	SOFR	5.25%	10.45%	6/22/2018	6/22/2024	2,426	2,417	2,408	0.27
Apex Companies Holdings, LLC	^*	(2)(3)(15)	Environmental Industries	SOFR	6.25%	11.30%	1/31/2023	1/31/2028	10,014	9,698	9,714	1.08
Applied Technical Services, LLC	^	(2)(3)(13)(15)	Business Services	SOFR	5.75%	11.14%	12/29/2020	12/29/2026	560	552	557	0.06
Appriss Health, LLC	^	(2)(3)(15)	Healthcare & Pharmaceuticals	LIBOR	6.75%	11.90%	5/6/2021	5/6/2027	36,739	36,184	35,875	3.99
Apptio, Inc.	^*	(2)(3)(15)	Software	LIBOR	5.00%	10.20%	1/10/2019	1/10/2025	5,894	5,847	5,894	0.66
Ascend Buyer, LLC	^*	(2)(3)(13)(15)	Containers, Packaging & Glass	SOFR	6.40%	11.79%	9/30/2021	9/30/2028	3,403	3,330	3,278	0.36
Associations, Inc.	^	(2)(3)(13)(15)	Construction & Building	SOFR	4.00%, 2.50% PIK	11.76%	7/2/2021	7/2/2027	13,017	12,926	12,764	1.42
Atlas AU Bidco Pty Ltd (Australia)	^	(2)(3)(7)(15)	High Tech Industries	SOFR	7.25%	12.40%	12/15/2022	12/12/2029	2,890	2,801	2,856	0.32
Aurora Lux FinCo S.Á.R.L. (Luxembourg)	^*	(2)(3)(7)	Software	LIBOR	6.00%	11.27%	12/24/2019	12/24/2026	31,992	31,539	30,249	3.36
Avalara, Inc.	^	(2)(3)(15)	Diversified Financial Services	SOFR	7.25%	12.49%	10/19/2022	10/19/2028	22,500	21,936	22,612	2.51
Barnes & Noble, Inc.	^	(2)(3)(11)(13)	Retail	SOFR	8.31%	13.50%	8/7/2019	12/20/2026	27,125	26,432	26,677	2.97
Bayside OPCP, LLC	^	(2)(3)(13)(15)	Healthcare & Pharmaceuticals	SOFR	1.00%, 6.00% PIK	12.17%	5/31/2023	5/31/2026	790	790	790	0.09
Bayside OPCP, LLC	^	(2)(3)(13)	Healthcare & Pharmaceuticals	SOFR	1.00%, 6.25% PIK	12.42%	5/31/2023	5/31/2026	12,567	12,567	12,567	1.40
Bayside OPCP, LLC	^	(2)(3)(13)	Healthcare & Pharmaceuticals	SOFR	1.00%, 6.25% PIK	12.42%	5/31/2023	5/31/2026	4,445	4,445	4,445	0.49
BlueCat Networks, Inc. (Canada)	^	(2)(3)(7)(15)	High Tech Industries	SOFR	4.00%, 2.00% PIK	11.23%	8/8/2022	8/8/2028	3,450	3,383	3,399	0.38
BMS Holdings III Corp.	^	(2)(3)	Construction & Building	SOFR	5.50%	10.89%	9/30/2019	9/30/2026	4,808	4,745	4,693	0.52
Bradyifs Holdings, LLC	^*	(2)(3)(13)(15)	Wholesale	SOFR	6.25%	11.56%	2/21/2020	11/22/2025	9,539	9,425	9,386	1.04

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2023
(dollar amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets

Bubbles Bidco S.P.A. (Italy)	^	(2)(7)(15)	Consumer Goods: Non-Durable	EURIBOR	9.00% (100% PIK)	12.58%	10/20/2021	10/20/2028	€5,189	$5,830	$5,680	0.63%
Bubbles Bidco S.P.A. (Italy)	^	(2)(7)(15)	Consumer Goods: Non-Durable	EURIBOR	6.25%	9.83%	10/20/2021	10/20/2028	€—	—	(24)	0.00
CD&R Madison Parent Ltd (United Kingdom)	^	(2)(7)	Business Services	EURIBOR	8.00%	11.46%	2/27/2023	2/27/2030	€603	619	638	0.07
CD&R Madison Parent Ltd (United Kingdom)	^	(2)(7)(15)	Business Services	SONIA	8.50%	12.93%	2/27/2023	2/27/2030	£1,223	1,418	1,513	0.17
Celerion Buyer, Inc.	^*	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	6.50%	11.59%	11/3/2022	11/3/2029	3,136	3,046	3,093	0.34
Chartis Holding, LLC	^*	(2)(3)(13)(15)	Business Services	SOFR	5.00%	10.22%	5/1/2019	5/1/2025	771	765	766	0.09
Chemical Computing Group ULC (Canada)	^*	(2)(3)(7)(13)(15)	Software	SOFR	4.50%	9.70%	8/30/2018	8/30/2024	387	387	384	0.04
CircusTrix Holdings, LLC	^*	(2)(3)(13)	Leisure Products & Services	SOFR	5.50%	10.70%	2/2/2018	1/16/2024	10,507	10,500	10,507	1.17
CircusTrix Holdings, LLC	^	(2)(3)(13)	Leisure Products & Services	SOFR	5.50%	10.70%	1/8/2021	7/16/2023	269	212	269	0.03
Comar Holding Company, LLC	^*	(2)(3)(13)	Containers, Packaging & Glass	SOFR	5.75%	10.70%	6/18/2018	6/18/2024	28,969	28,850	26,848	2.98
Cority Software Inc. (Canada)	^*	(2)(3)(7)(15)	Software	SOFR	5.00%	9.89%	7/2/2019	7/2/2026	10,355	10,233	10,267	1.14
Cority Software Inc. (Canada)	^	(2)(3)(7)	Software	SOFR	7.50%	11.89%	9/3/2020	7/2/2026	550	540	549	0.06
Coupa Holdings, LLC	^	(2)(3)(15)	Software	SOFR	7.50%	12.60%	2/27/2023	2/27/2030	8,638	8,397	8,549	0.95
CPI Intermediate Holdings, Inc.	^*	(2)(3)(15)	Telecommunications	SOFR	5.50%	10.57%	10/6/2022	10/6/2029	3,863	3,786	3,670	0.41
CST Holding Company	^*	(2)(3)(13)(15)	Consumer Goods: Non-Durable	SOFR	6.75%	11.95%	11/1/2022	11/1/2028	4,959	4,810	4,862	0.54
DCA Investment Holding LLC	^*	(2)(3)	Healthcare & Pharmaceuticals	SOFR	6.41%	11.64%	3/11/2021	4/3/2028	14,380	14,243	13,935	1.55
Denali Midco 2, LLC	^*	(2)(3)(13)(15)	Consumer Services	SOFR	6.50%	11.70%	9/15/2022	12/22/2027	8,304	8,042	7,907	0.88
Dermatology Associates	^	(2)(3)(13)	Healthcare & Pharmaceuticals	SOFR	6.25% (100% PIK)	11.64%	5/31/2016	9/29/2023	29,121	29,121	29,091	3.23
Dermatology Associates	^	(2)(3)(8)(11)	Healthcare & Pharmaceuticals	SOFR	11.36% (100% PIK)	16.65%	5/31/2016	9/29/2023	45,110	24,963	32,789	3.64
Diligent Corporation	^	(2)(3)(13)(15)	Telecommunications	SOFR	6.25%	11.45%	8/4/2020	8/4/2025	664	654	642	0.07
Dwyer Instruments, Inc.	^*	(2)(3)(13)(15)	Capital Equipment	SOFR	5.75%	11.09%	7/21/2021	7/21/2027	3,954	3,887	3,902	0.43
Eliassen Group, LLC	^*	(2)(3)(15)	Business Services	SOFR	5.50%	10.83%	4/14/2022	4/14/2028	1,572	1,513	1,514	0.17
Ellkay, LLC	^*	(2)(3)(15)	Healthcare & Pharmaceuticals	LIBOR	6.25%	11.47%	9/14/2021	9/14/2027	14,035	13,800	12,696	1.41
Emergency Communications Network, LLC	^*	(2)(3)	Telecommunications	SOFR	2.50%, 5.25% PIK	12.80%	6/1/2017	6/1/2024	27,257	27,237	23,187	2.58
EPS Nass Parent, Inc.	^	(2)(3)(13)(15)	Utilities: Electric	SOFR	5.75%	11.14%	4/19/2021	4/19/2028	938	924	904	0.10
EvolveIP, LLC	^*	(2)(3)(13)(15)	Telecommunications	SOFR	5.50%	10.70%	11/26/2019	6/7/2025	6,036	6,035	5,953	0.66
Excel Fitness Holdings, Inc.	^*	(2)(3)(13)(15)	Leisure Products & Services	SOFR	5.25%	10.63%	4/29/2022	4/29/2029	6,782	6,660	6,438	0.72
Excelitas Technologies Corp.	^	(2)(3)(13)(15)	Capital Equipment	SOFR	5.75%	10.94%	8/12/2022	8/12/2029	3,197	3,134	3,133	0.35

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2023
(dollar amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets

Excelitas Technologies Corp.	^	(2)	Capital Equipment	EURIBOR	5.75%	9.05%	8/12/2022	8/12/2029	€1,269	$1,279	$1,362	0.15
FPG Intermediate Holdco, LLC	^	(2)(3)(13)(15)	Consumer Services	SOFR	6.50%	11.91%	8/5/2022	3/5/2027	363	293	240	0.03
Greenhouse Software, Inc.	^	(2)(3)(15)	Software	SOFR	7.00%	12.24%	3/1/2021	9/1/2028	32,796	32,113	32,020	3.56
Guidehouse LLP	^	(2)(3)(13)	Sovereign & Public Finance	SOFR	6.25%	11.45%	9/30/2022	10/16/2028	79	78	78	0.01
Hadrian Acquisition Limited (United Kingdom)	^	(2)(3)(7)(11)	Diversified Financial Services	SONIA	5.26%, 3.47% PIK	13.66%	2/28/2022	2/28/2029	£14,930	19,447	18,676	2.08
Hadrian Acquisition Limited (United Kingdom)	^	(2)(3)(7)(15)	Diversified Financial Services	SONIA	5.00%, 2.75% PIK	12.68%	2/28/2022	2/28/2029	£3,784	4,356	4,736	0.53
Harbour Benefit Holdings, Inc.	^*	(2)(3)(15)	Business Services	LIBOR	5.00%	10.39%	12/13/2017	12/13/2024	2,975	2,958	2,938	0.33
Heartland Home Services, Inc.	^*	(2)(3)(13)(15)	Consumer Services	SOFR	5.75%	10.96%	2/10/2022	12/15/2026	10,275	10,165	10,108	1.12
Heartland Home Services, Inc.	^*	(2)(3)(13)(15)	Consumer Services	SOFR	6.00%	11.16%	12/15/2020	12/15/2026	7,152	7,096	7,121	0.79
Hercules Borrower LLC	^*	(2)(3)(13)(15)	Environmental Industries	SOFR	6.25%	11.59%	12/14/2020	12/14/2026	18,404	18,048	18,211	2.02
Higginbotham Insurance Agency, Inc.	^	(2)(3)(13)	Diversified Financial Services	SOFR	5.25%	10.45%	11/25/2020	11/25/2026	449	445	443	0.05
Hoosier Intermediate, LLC	^*	(2)(3)(15)	Healthcare & Pharmaceuticals	LIBOR	5.50%	10.82%	11/15/2021	11/15/2028	9,939	9,742	9,042	1.01
HS Spa Holdings Inc.	^	(2)(3)(15)	Consumer Services	SOFR	5.75%	11.06%	6/2/2022	6/2/2029	8,747	8,575	8,558	0.95
iCIMS, Inc.	^	(2)(3)(15)	Software	SOFR	7.25%	12.38%	8/18/2022	8/18/2028	26,457	26,036	26,166	2.91
Infront Luxembourg Finance S.À R.L. (Luxembourg)	^	(2)(7)	Leisure Products & Services	EURIBOR	9.00%	12.48%	5/28/2021	5/28/2027	€8,250	9,824	8,935	0.99
Integrity Marketing Acquisition, LLC	^	(2)(3)(13)	Diversified Financial Services	SOFR	6.02%	11.38%	12/3/2021	8/27/2025	427	423	418	0.05
IQN Holding Corp.	^	(2)(3)(15)	Business Services	SOFR	5.25%	10.38%	5/2/2022	5/2/2029	6,871	6,803	6,800	0.76
Jeg's Automotive, LLC	^*	(2)(3)(13)(15)	Automotive	SOFR	6.00%	11.37%	12/22/2021	12/22/2027	20,533	20,145	16,763	1.86
Kaseya, Inc.	^	(2)(3)(15)	High Tech Industries	SOFR	3.75%, 2.50% PIK	11.35%	6/23/2022	6/23/2029	36,036	35,350	35,374	3.93
Lifelong Learner Holdings, LLC	^*	(2)(3)(15)	Business Services	LIBOR	5.75%	11.02%	10/18/2019	10/18/2026	25,842	25,571	23,573	2.62
LinQuest Corporation	*	(2)(3)(13)	Aerospace & Defense	SOFR	5.75%	10.95%	7/28/2021	7/28/2028	9,825	9,672	9,026	1.00
LVF Holdings, Inc.	^*	(2)(3)(13)(15)	Beverage & Food	SOFR	6.25%	11.64%	6/10/2021	6/10/2027	40,863	40,264	39,022	4.34
Material Holdings, LLC	^*	(2)(3)(13)(15)	Business Services	SOFR	6.00%	11.34%	8/19/2021	8/19/2027	7,679	7,554	7,164	0.80
Maverick Acquisition, Inc.	^*	(2)(3)	Aerospace & Defense	LIBOR	6.25%	11.44%	6/1/2021	6/1/2027	35,442	34,942	28,781	3.20
Medical Manufacturing Technologies, LLC	^*	(2)(3)(13)(15)	Healthcare & Pharmaceuticals	SOFR	5.50%	10.44%	12/23/2021	12/23/2027	29,749	29,262	29,188	3.24
NEFCO Holding Company LLC	^*	(2)(3)(13)(15)	Construction & Building	SOFR	6.50%	11.80%	8/5/2022	8/5/2028	6,453	6,327	6,378	0.71
NMI AcquisitionCo, Inc.	^*	(2)(3)(13)(15)	High Tech Industries	SOFR	5.75%	10.95%	9/6/2017	9/6/2025	38,324	38,279	37,690	4.19
North Haven Fairway Buyer, LLC	^*	(2)(3)(15)	Consumer Services	SOFR	6.50%	11.73%	5/17/2022	5/17/2028	16,107	15,814	15,657	1.74
North Haven Stallone Buyer, LLC	^	(2)(3)(15)	Consumer Services	SOFR	5.75%	11.28%	10/11/2022	5/24/2027	49	46	46	0.01
Oak Purchaser, Inc.	^	(2)(3)(15)	Business Services	SOFR	5.50%	10.37%	4/28/2022	4/28/2028	6,013	5,946	5,777	0.64

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2023
(dollar amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **		Amortized Cost (4)	Fair Value (5)	% of Net Assets

Oranje Holdco, Inc.	^	(2)(3)(15)	Business Services	SOFR	7.75%	12.79%	2/1/2023	2/1/2029		$8,052	$7,837	$7,927	0.88
Performance Health Holdings, Inc.	*	(2)(3)(13)	Healthcare & Pharmaceuticals	SOFR	6.00%	10.96%	7/12/2021	7/12/2027		6,444	6,351	6,192	0.69
Pestco Intermediate, LLC	^	(2)(3)(13)(15)	Environmental Industries	SOFR	6.75%	12.14%	2/6/2023	2/17/2028		3,697	3,547	3,526	0.39
PF Atlantic Holdco 2, LLC	^	(2)(3)(13)(15)	Leisure Products & Services	SOFR	5.50%	10.89%	11/12/2021	11/12/2027		4,769	4,554	4,551	0.51
PF Growth Partners, LLC	*	(2)(3)(13)	Leisure Products & Services	SOFR	5.00%	10.21%	7/1/2019	7/11/2025		7,916	7,870	7,864	0.87
Project Castle, Inc.	*	(2)(3)	Capital Equipment	SOFR	5.50%	10.41%	6/24/2022	6/1/2029		7,444	6,747	6,253	0.70
Prophix Software Inc. (Canada)	^	(2)(3)(7)(15)	Software	LIBOR	6.50%	11.66%	2/1/2021	2/1/2026		10,963	10,799	10,963	1.22
Pushpay USA Inc.	^*	(2)(3)(13)(15)	Diversified Financial Services	SOFR	6.75%	11.97%	5/10/2023	5/10/2030		16,049	15,538	15,531	1.73
PXO Holdings I Corp.	^*	(2)(3)(13)(15)	Chemicals, Plastics & Rubber	SOFR	5.50%	10.85%	3/8/2022	3/8/2028		7,032	6,883	6,802	0.76
QNNECT, LLC	^*	(2)(3)(15)	Aerospace & Defense	SOFR	7.00%	12.08%	11/2/2022	11/2/2029		5,329	5,143	5,279	0.59
Quantic Electronics, LLC	^*	(2)(3)(13)	Aerospace & Defense	SOFR	6.25%	11.47%	11/19/2020	11/19/2026		15,785	15,573	15,222	1.69
Quantic Electronics, LLC	^*	(2)(3)(13)(15)	Aerospace & Defense	SOFR	6.25%	11.62%	3/1/2021	3/1/2027		9,775	9,614	9,351	1.04
Radwell Parent, LLC	^*	(2)(3)(15)	Wholesale	SOFR	6.75%	11.99%	12/1/2022	4/1/2029		18,791	18,234	18,454	2.05
Riveron Acquisition Holdings, Inc.	*	(2)(3)	Diversified Financial Services	LIBOR	5.75%	10.83%	5/22/2019	5/22/2025		1,668	1,645	1,668	0.19
RSC Acquisition, Inc.	^	(2)(3)(13)(15)	Diversified Financial Services	SOFR	5.50%	10.76%	11/1/2019	11/1/2026		10,090	9,997	9,864	1.10
Sapphire Convention, Inc.	^	(2)(3)(15)	Telecommunications	LIBOR	5.25%	10.72%	11/20/2018	11/20/2025		27,906	27,679	27,709	3.08
SCP Eye Care HoldCo, LLC	^	(2)(3)(13)(15)	Healthcare & Pharmaceuticals	SOFR	5.75%	10.99%	10/7/2022	10/7/2029		136	131	132	0.01
Smarsh Inc.	^	(2)(3)(15)	Software	SOFR	6.50%	11.84%	2/18/2022	2/18/2029		7,347	7,201	7,218	0.80
SPay, Inc.	^*	(2)(3)(13)	Leisure Products & Services	SOFR	2.88%, 6.38% PIK	14.46%	6/15/2018	3/15/2025		25,463	25,373	22,013	2.44
Speedstar Holding, LLC	^*	(2)(3)(13)	Automotive	SOFR	7.25%	12.65%	1/22/2021	1/22/2027		26,557	26,208	26,546	2.94
Spotless Brands, LLC	^*	(2)(3)(13)(15)	Consumer Services	SOFR	6.50%	11.71%	6/21/2022	7/25/2028		18,661	18,318	18,236	2.03
Spotless Brands, LLC	^	(2)(3)(13)(15)	Consumer Services	SOFR	6.75%	11.97%	6/21/2022	7/25/2028		—	(420)	(182)	(0.02)
Summit Acquisition, Inc.	^	(2)(3)(15)	Diversified Financial Services	SOFR	6.75%	11.99%	5/4/2023	5/1/2030		—	(60)	(62)	(0.01)
Tank Holding Corp.	^*	(2)(3)(13)(15)	Capital Equipment	SOFR	5.75%	10.95%	3/31/2022	3/31/2028		18,750	18,429	18,245	2.03
TCFI Aevex LLC	^*	(2)(3)(13)	Aerospace & Defense	SOFR	6.00%	11.20%	3/18/2020	3/18/2026		10,990	10,887	10,578	1.18
The Carlstar Group LLC	^*	(2)(3)(13)(15)	Automotive	SOFR	6.50%	11.69%	7/8/2022	7/8/2027		14,080	13,761	13,985	1.55
TIBCO Software Inc.	*	(2)(3)	High Tech Industries	SOFR	4.50%	9.84%	9/30/2022	3/31/2029		14,963	13,722	13,971	1.55
Trader Corporation (Canada)	^	(2)(3)(7)(15)	Automotive	CDOR	6.75%	11.96%	12/22/2022	12/22/2029	C$	12,051	8,634	8,989	1.00
Tufin Software North America, Inc.	^	(2)(3)(13)(15)	Software	SOFR	7.69%	13.07%	8/17/2022	8/17/2028		27,417	26,914	26,773	2.97
Turbo Buyer, Inc.	^	(2)(3)(15)	Automotive	LIBOR	6.00%	11.59%	12/2/2019	12/2/2025		1,706	1,634	1,621	0.18
U.S. Legal Support, Inc.	^*	(2)(3)(13)(15)	Business Services	SOFR	5.75%	11.14%	11/30/2018	11/30/2024		15,680	15,566	15,374	1.71

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2023
(dollar amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets

US INFRA SVCS Buyer, LLC	^	(2)(3)	Environmental Industries	LIBOR	6.50%, 0.25% PIK	12.13%	4/13/2020	4/13/2026	$8,908	$8,818	$8,271	0.92%
USALCO, LLC	*	(2)(3)(13)	Chemicals, Plastics & Rubber	SOFR	6.00%	11.22%	10/19/2021	10/19/2027	985	970	966	0.11
USR Parent Inc.	^	(2)(3)(11)	Retail	SOFR	7.60%	12.76%	4/22/2022	4/25/2027	4,000	3,968	3,897	0.43
Westfall Technik, Inc.	^*	(2)(3)	Chemicals, Plastics & Rubber	SOFR	6.75%	12.14%	9/13/2018	9/13/2024	26,340	26,209	24,781	2.74
Wineshipping.com LLC	^*	(2)(3)(13)(15)	Beverage & Food	SOFR	5.75%	11.15%	10/29/2021	10/29/2027	5,044	4,927	4,656	0.52
Yellowstone Buyer Acquisition, LLC	^	(2)(3)	Consumer Goods: Durable	LIBOR	5.75%	11.02%	9/13/2021	9/13/2027	442	435	420	0.05
YLG Holdings, Inc.	^	(2)(3)(13)	Consumer Services	SOFR	5.00%	10.16%	9/30/2020	11/1/2025	1,950	1,915	1,946	0.22
First Lien Debt Total										$1,282,829	$1,226,265	136.30%

Second Lien Debt (14.0% of fair value)
11852604 Canada Inc. (Canada)	^	(2)(3)(7)(13)	Healthcare & Pharmaceuticals	SOFR	9.50% (100% PIK)	14.89%	9/30/2021	9/30/2028	$8,151	$8,026	$7,988	0.89%
AI Convoy S.A.R.L (United Kingdom)	^	(2)(3)(7)	Aerospace & Defense	LIBOR	8.25%	13.64%	1/17/2020	1/17/2028	24,814	24,445	25,186	2.80
Aimbridge Acquisition Co., Inc.	^	(2)	Leisure Products & Services	LIBOR	7.50%	12.67%	2/1/2019	2/1/2027	9,241	9,152	8,787	0.98
AP Plastics Acquisition Holdings, LLC	^	(2)(3)(13)	Chemicals, Plastics & Rubber	SOFR	7.50%	12.69%	8/10/2021	8/10/2029	33,680	32,913	32,720	3.64
AQA Acquisition Holdings, Inc.	^*	(2)(3)(13)	High Tech Industries	SOFR	7.50%	12.70%	3/3/2021	3/3/2029	35,000	34,315	34,811	3.87
Bayside Parent, LLC	^	(2)(3)(8)(9)(13)	Healthcare & Pharmaceuticals	SOFR	10.00% (100% PIK)	15.17%	5/31/2023	5/31/2026	4,445	3,669	1,872	0.21
Blackbird Purchaser, Inc.	^	(2)(3)(13)	Capital Equipment	SOFR	7.50%	12.70%	12/14/2021	4/8/2027	13,791	13,582	13,729	1.53
Brave Parent Holdings, Inc.	^*	(2)	Software	SOFR	7.50%	12.95%	10/3/2018	4/19/2026	18,197	18,001	18,060	2.01
Drilling Info Holdings, Inc.	^	(2)(13)	Energy: Oil & Gas	SOFR	8.25%	13.45%	2/11/2020	7/30/2026	18,600	18,320	18,600	2.07
Jazz Acquisition, Inc.	^	(2)	Aerospace & Defense	LIBOR	8.00%	13.20%	6/13/2019	6/18/2027	23,450	23,246	23,376	2.59
Outcomes Group Holdings, Inc.	^*	(2)	Business Services	LIBOR	7.50%	12.69%	10/23/2018	10/26/2026	1,731	1,729	1,700	0.19
PAI Holdco, Inc.	^	(2)(3)	Automotive	LIBOR	5.50%, 2.00% PIK	12.77%	10/28/2020	10/28/2028	14,230	13,932	13,351	1.48
Peraton Corp.	^*	(2)(3)(13)	Aerospace & Defense	SOFR	7.75%	12.98%	2/24/2021	2/1/2029	5,441	5,376	5,335	0.59
Quartz Holding Company	^*	(2)(13)	Software	SOFR	8.00%	13.20%	4/2/2019	4/2/2027	7,048	6,971	7,016	0.78
Stonegate Pub Company Bidco Limited (United Kingdom)	^	(2)(7)	Beverage & Food	SONIA	8.50%	12.93%	3/12/2020	3/12/2028	£20,000	24,856	23,947	2.65
TruGreen Limited Partnership	^	(2)(3)	Consumer Services	LIBOR	8.50%	13.77%	11/16/2020	11/2/2028	13,000	12,804	11,664	1.30
World 50, Inc.	^	(9)	Business Services	FIXED	11.50%	11.50%	1/10/2020	1/9/2027	18,098	17,848	17,394	1.93
Second Lien Debt Total										$269,185	$265,536	29.51%

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2023
(dollar amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (5.1% of fair value)
ANLG Holdings, LLC	^	(6)	Capital Equipment	6/22/2018	592	$592	$746	0.08%
Appriss Health, LLC	^	(6)	Healthcare & Pharmaceuticals	5/6/2021	5	5,290	5,125	0.57
Atlas Ontario LP (Canada)	^	(6)(7)	Business Services	4/7/2021	5,114	5,114	5,114	0.57
Avenu Holdings, LLC	^	(6)	Sovereign & Public Finance	9/28/2018	172	104	536	0.06
Blackbird Holdco, Inc.	^	(6)	Capital Equipment	12/14/2021	12	11,552	11,293	1.26
Buckeye Parent, LLC	^	(6)	Automotive	12/22/2021	885	885	64	0.01
Chartis Holding, LLC	^	(6)	Business Services	5/1/2019	433	427	586	0.07
CIP Revolution Holdings, LLC	^	(6)	Media: Advertising, Printing & Publishing	8/19/2016	318	318	250	0.03
Cority Software Inc. (Canada)	^	(6)(7)	Software	7/2/2019	250	250	660	0.07
Derm Growth Partners III, LLC	^	(6)	Healthcare & Pharmaceuticals	5/31/2016	1,000	1,000	—	—
Diligent Corporation	^	(6)	Telecommunications	4/5/2021	12	12,173	11,716	1.30
ECP Parent, LLC	^	(6)	Healthcare & Pharmaceuticals	3/29/2018	268	—	290	0.03
GB Vino Parent, L.P.	^	(6)	Beverage & Food	10/29/2021	4	351	387	0.04
Integrity Marketing Group, LLC	^	(6)	Diversified Financial Services	12/21/2021	17,594	17,396	17,601	1.96
Legacy.com, Inc.	^	(6)	High Tech Industries	3/20/2017	1,500	1,500	1,065	0.12
NearU Holdings LLC	^	(6)	Consumer Services	8/16/2022	25	2,470	2,494	0.28
NEFCO Holding Company LLC	^	(6)	Construction & Building	8/5/2022	1	608	608	0.07
North Haven Goldfinch Topco, LLC	^	(6)	Containers, Packaging & Glass	6/18/2018	2,315	2,315	336	0.04
Pascal Ultimate Holdings, L.P	^	(6)	Capital Equipment	7/21/2021	36	364	943	0.10
Picard Parent, Inc.	^	(6)	High Tech Industries	9/30/2022	9	8,890	9,016	1.00
Profile Holdings I, LP	^	(6)	Chemicals, Plastics & Rubber	3/8/2022	5	523	515	0.06
Sinch AB (Sweden)	^	(6)(7)	High Tech Industries	3/26/2019	106	1,168	240	0.03
Summit K2 Midco, Inc.	^	(6)	Diversified Financial Services	4/27/2023	121	121	121	0.01
Tailwind HMT Holdings Corp.	^	(6)	Energy: Oil & Gas	11/17/2017	22	1,558	1,683	0.19
Talon MidCo 1 Limited	^	(6)	Software	8/17/2022	145,631	1,456	1,717	0.19
Tank Holding Corp.	^	(6)	Capital Equipment	3/26/2019	850	—	3,206	0.36
Titan DI Preferred Holdings, Inc.	^	(6)	Energy: Oil & Gas	2/11/2020	15,664	15,453	15,351	1.71
Turbo Buyer, Inc.	^	(6)	Automotive	12/2/2019	1,925	933	2,436	0.27
U.S. Legal Support Investment Holdings, LLC	^	(6)	Business Services	11/30/2018	641	641	578	0.05
W50 Parent LLC	^	(6)	Business Services	1/10/2020	500	190	657	0.07
Zenith American Holding, Inc.	^	(6)	Business Services	12/13/2017	1,565	760	1,597	0.18
Equity Investments Total						$94,402	$96,931	10.78%
Total investments—non-controlled/non-affiliated						$1,646,416	$1,588,732	176.60%

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2023
(dollar amounts in thousands) (unaudited)

Investments—non-controlled/affiliated		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (2.4% of fair value)
Direct Travel, Inc.	^*	(2)(3)(12)(13)	Leisure Products & Services	SOFR	6.50%, 2.00% PIK	13.89%	10/14/2016	10/1/2025	$43,961	$42,713	$43,370	4.82%
Direct Travel, Inc.	^	(2)(3)(12)(13)(15)	Leisure Products & Services	SOFR	6.00%	11.09%	10/1/2020	10/1/2025	3,015	2,918	3,015	0.34
First Lien Debt Total										$45,631	$46,385	5.16%

Investments—non-controlled/affiliated		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (0.3% of fair value)
Direct Travel, Inc.	^	(6)(12)	Leisure Products & Services	10/1/2020	43	$—	$5,283	0.59%
Equity Investments Total						$—	$5,283	0.59%
Total investments—non-controlled/affiliated						$45,631	$51,668	5.74%

Investments—controlled/affiliated		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par Amount/ LLC Interest **	Cost	Fair Value (5)	% of Net Assets
Investment Funds (13.5% of fair value)
Middle Market Credit Fund II, LLC, Member's Interest	^	(7)(10)	Investment Funds	N/A		14.22%	11/3/2020	12/31/2030	$78,122	$78,096	$66,919	7.44%
Middle Market Credit Fund, LLC, Subordinated Loan and Member's Interest	^	(7)(10)	Investment Funds	N/A		11.40%	2/29/2016	12/31/2024	193,000	193,001	189,101	21.03
Middle Market Credit Fund, Mezzanine Loan		(2)(7)(9)(10)	Investment Funds	SOFR	9.00%	14.27%	6/30/2016	5/21/2025	—	—	—	—
Investment Funds Total										$271,097	$256,020	28.47%
Total investments—controlled/affiliated										$271,097	$256,020	28.47%
Total Investments										$1,963,144	$1,896,420	210.79%

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
** Par amount is denominated in USD (“$”) unless otherwise noted, as denominated in Euro (“€”), Canadian Dollar (“C$”) or British Pound (“£”).
(1)Unless otherwise indicated, issuers of debt and equity investments held by the Company are domiciled in the United States. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2023
(dollar amounts in thousands) (unaudited)
held the power to exercise control over the management or policies of the portfolio company. As of June 30, 2023, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of June 30, 2023, the Company is not an “affiliated person” of any of these portfolio companies. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”), the Secured Overnight Financing Rate (“SOFR”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of June 30, 2023. As of June 30, 2023, the reference rates for our variable rate loans were the 30-day LIBOR at 5.22%, the 90-day LIBOR at 5.55%, the 180-day LIBOR at 5.76%, the 30-day SOFR at 5.14%, the 90-day SOFR at 5.27%, the 180-day SOFR at 5.39%, the daily SONIA at 4.93%, the 90-day EURIBOR at 3.58% and the 30-day CDOR at 5.40%.
(3)Loan includes interest rate floor feature, which generally ranges from 0.50% to 1.00%.
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
(6)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2023, the aggregate fair value of these securities is $102,214, or 11.36% of the Company’s net assets.
(7)The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(8)Loan was on non-accrual status as of June 30, 2023.
(9)Represents a corporate mezzanine loan, which is subordinated to senior secured term loans of the portfolio company/investment fund.
(10)Under the Investment Company Act, the Company is deemed to be an “affiliated person” of and “control” this investment fund because the Company owns more than 25% of the investment fund’s outstanding voting securities and/or has the power to exercise control over management or policies of such investment fund. See Note 5, Middle Market Credit Fund, LLC, and Note 6, Middle Market Credit Fund II, LLC, to these unaudited consolidated financial statements for more details. Transactions related to investments in controlled affiliates for the six months ended June 30, 2023, were as follows:

Investments—controlled/affiliated	Fair Value as of December 31, 2022	Additions/Purchases	Reductions/Sales/ Paydowns	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of June 30, 2023	Dividend Income
Middle Market Credit Fund II LLC, Member's Interest	$72,957	$—	$—	$—	$(6,038)	$66,919	$5,552
Middle Market Credit Fund, LLC, Subordinated Loan and Member’s Interest	190,065	—	—	—	(964)	189,101	11,000
Middle Market Credit Fund, Mezzanine Loan	—	—	—	—	—	—	—
Total investments—controlled/affiliated	$263,022	$—	$—	$—	$(7,002)	$256,020	$16,552

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
(12)    Under the Investment Company Act, the Company is deemed an “affiliated person” of this portfolio company because the Company owns 5% or more of the portfolio company's outstanding voting securities. Transactions related to the portfolio company during the six months ended June 30, 2023 were as follows:

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2023
(dollar amounts in thousands) (unaudited)

Investments—non-controlled/affiliated	Fair Value as of December 31, 2022	Additions/Purchases	Reductions/Sales/ Paydowns	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of June 30, 2023	Interest and Other Income
Direct Travel, Inc.	$42,636	$700	$—	$—	$34	$43,370	$3,231
Direct Travel, Inc.	2,731	305	—	—	(21)	3,015	182
Direct Travel, Inc. (Equity)	—	—	—	—	5,283	5,283	—
Total investments—non-controlled/affiliated	$45,367	$1,005	$—	$—	$5,296	$51,668	$3,413

(13)Loans include a credit spread adjustment that ranges from 0.10% to 0.43%.
(14)Loan is in forbearance as of June 30, 2023.
(15)As of June 30, 2023, the Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
First and Second Lien Debt—unfunded delayed draw and revolving term loans commitments
ADPD Holdings, LLC	Delayed Draw	1.00%	$1,795	$(41)
ADPD Holdings, LLC	Delayed Draw	1.00	1,083	(25)
ADPD Holdings, LLC	Revolver	0.50	621	(14)
Advanced Web Technologies Holding Company	Revolver	0.50	985	(3)
Alpine Acquisition Corp II	Revolver	0.50	2,758	(74)
Analogic Corporation	Revolver	0.50	44	—
Apex Companies Holdings, LLC	Delayed Draw	1.00	2,305	(56)
Applied Technical Services, LLC	Revolver	0.50	8	—
Appriss Health, LLC	Revolver	0.50	2,963	(64)
Apptio, Inc.	Revolver	0.50	1,657	—
Ascend Buyer, LLC	Revolver	0.50	1,284	(34)
Associations, Inc.	Revolver	0.50	723	(13)
Atlas AU Bidco Pty Ltd (Australia)	Revolver	0.50	268	(3)
Avalara, Inc.	Revolver	0.50	2,250	10
Bayside OPCP, LLC	Revolver	0.50	1,185	—
BlueCat Networks, Inc. (Canada)	Delayed Draw	0.50	170	(2)
BlueCat Networks, Inc. (Canada)	Delayed Draw	0.50	240	(3)
Bradyifs Holdings, LLC	Revolver	0.50	661	(10)
Bubbles Bidco S.P.A. (Italy)	Revolver	—	€537	4
Bubbles Bidco S.P.A. (Italy)	Delayed Draw	2.80	€873	6
CD&R Madison Parent Ltd (United Kingdom)	Delayed Draw	1.50	£271	(6)
Celerion Buyer, Inc.	Delayed Draw	1.00	499	(6)
Celerion Buyer, Inc.	Revolver	0.50	249	(3)
Chartis Holding, LLC	Revolver	0.50	129	(1)

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2023
(dollar amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
Chemical Computing Group ULC (Canada)	Revolver	0.50%	$29	$—
Cority Software Inc. (Canada)	Revolver	0.50	3,000	(20)
Coupa Holdings, LLC	Delayed Draw	1.00	771	(7)
Coupa Holdings, LLC	Revolver	0.50	591	(5)
CPI Intermediate Holdings, Inc.	Delayed Draw	1.00	927	(37)
CST Holding Company	Revolver	0.50	470	(8)
Denali Midco 2, LLC	Delayed Draw	1.00	1,638	(65)
Diligent Corporation	Revolver	0.50	24	(1)
Direct Travel, Inc.	Delayed Draw	0.50	1,373	—
Dwyer Instruments, Inc.	Delayed Draw	1.00	161	(2)
Dwyer Instruments, Inc.	Revolver	0.50	872	(9)
Eliassen Group, LLC	Delayed Draw	1.00	3,310	(39)
Ellkay, LLC	Revolver	0.50	1,786	(151)
EPS Nass Parent, Inc.	Revolver	0.50	10	—
EvolveIP, LLC	Revolver	0.50	148	(2)
Excel Fitness Holdings, Inc.	Revolver	0.50	296	(14)
Excelitas Technologies Corp.	Delayed Draw	0.50	99	(2)
Excelitas Technologies Corp.	Revolver	0.50	175	(3)
FPG Intermediate Holdco, LLC	Delayed Draw	1.00	3,973	(113)
Greenhouse Software, Inc.	Revolver	0.50	733	(16)
Greenhouse Software, Inc.	Revolver	0.50	1,471	(33)
Hadrian Acquisition Limited (United Kingdom)	Delayed Draw	2.33	£1,933	(23)
Harbour Benefit Holdings, Inc.	Revolver	0.50	3,180	(19)
Heartland Home Services, Inc.	Delayed Draw	0.75	4,680	(52)
Heartland Home Services, Inc.	Revolver	0.50	619	(2)
Hercules Borrower LLC	Revolver	0.50	1,929	(18)
Hoosier Intermediate, LLC	Revolver	0.50	2,320	(171)
HS Spa Holdings Inc.	Revolver	0.50	1,050	(20)
iCIMS, Inc.	Delayed Draw	—	6,273	(52)
iCIMS, Inc.	Revolver	0.50	2,026	(17)
IQN Holding Corp.	Delayed Draw	1.00	545	(5)
IQN Holding Corp.	Revolver	0.50	407	(4)
Jeg's Automotive, LLC	Delayed Draw	1.00	4,167	(637)
Kaseya, Inc.	Delayed Draw	1.00	1,076	(18)
Kaseya, Inc.	Revolver	0.50	1,541	(26)
Lifelong Learner Holdings, LLC	Revolver	0.50	2	—

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2023
(dollar amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
LVF Holdings, Inc.	Revolver	0.50%	$1,226	$(54)
Material Holdings, LLC	Delayed Draw	—	881	(48)
Material Holdings, LLC	Revolver	1.00	959	(52)
Medical Manufacturing Technologies, LLC	Revolver	0.50	1,281	(23)
NEFCO Holding Company LLC	Delayed Draw	1.00	369	(4)
NEFCO Holding Company LLC	Revolver	0.50	356	(4)
NMI AcquisitionCo, Inc.	Revolver	0.50	1,280	(20)
North Haven Fairway Buyer, LLC	Revolver	0.50	1,154	(30)
North Haven Stallone Buyer, LLC	Delayed Draw	1.00	151	(3)
Oak Purchaser, Inc.	Delayed Draw	0.50	1,462	(43)
Oak Purchaser, Inc.	Revolver	0.50	584	(17)
Oranje Holdco, Inc.	Revolver	0.50	1,006	(14)
Pestco Intermediate, LLC	Delayed Draw	2.00	1,387	(45)
Pestco Intermediate, LLC	Revolver	0.50	238	(8)
PF Atlantic Holdco 2, LLC	Delayed Draw	1.00	7,448	(113)
PF Atlantic Holdco 2, LLC	Revolver	0.50	2,138	(32)
Prophix Software Inc. (Canada)	Delayed Draw	—	379	—
Prophix Software Inc. (Canada)	Revolver	0.50	1,993	—
Pushpay USA Inc.	Revolver	0.50	1,235	(37)
PXO Holdings I Corp.	Delayed Draw	1.00	885	(22)
PXO Holdings I Corp.	Revolver	0.50	1,315	(33)
QNNECT, LLC	Delayed Draw	1.00	1,325	(10)
Quantic Electronics, LLC	Delayed Draw	1.00	2,126	(76)
Radwell Parent, LLC	Revolver	0.38	1,116	(19)
RSC Acquisition, Inc.	Revolver	0.50	462	(10)
RSC Acquisition, Inc.	Delayed Draw	1.00	130	(3)
Sapphire Convention, Inc.	Revolver	0.50	4,188	(26)
SCP Eye Care HoldCo, LLC	Delayed Draw	1.00	33	(1)
SCP Eye Care HoldCo, LLC	Revolver	0.50	9	—
Smarsh Inc.	Delayed Draw	1.00	816	(12)
Smarsh Inc.	Revolver	0.50	408	(6)
Spotless Brands, LLC	Delayed Draw	1.00	15,000	(183)
Spotless Brands, LLC	Revolver	0.50	1,096	(24)
Summit Acquisition, Inc.	Delayed Draw	1.00	1,374	(41)
Summit Acquisition, Inc.	Revolver	0.50	687	(21)
Tank Holding Corp.	Revolver	0.38	607	(16)

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2023
(dollar amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount		Fair Value
The Carlstar Group LLC	Revolver	0.50%		$3,657	$(20)
Trader Corporation (Canada)	Revolver	0.50	C$	906	(15)
Tufin Software North America, Inc.	Revolver	0.50		1,339	(30)
Turbo Buyer, Inc.	Delayed Draw	1.00		2,967	(42)
Turbo Buyer, Inc.	Revolver	0.50		1,217	(17)
U.S. Legal Support, Inc.	Delayed Draw	0.50		2,032	(34)
U.S. Legal Support, Inc.	Revolver	0.50		816	(13)
Wineshipping.com LLC	Delayed Draw	1.00		1,609	(80)
Wineshipping.com LLC	Revolver	0.50		1,112	(56)
Total unfunded commitments				$150,424	$(3,286)

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2023
(dollar amounts in thousands) (unaudited)
As of June 30, 2023, investments at fair value consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$1,328,460	$1,272,650	67.1%
Second Lien Debt	269,185	265,536	14.0
Equity Investments	94,402	102,214	5.4
Investment Funds	271,097	256,020	13.5
Total	$1,963,144	$1,896,420	100.0%
The rate type of debt investments at fair value as of June 30, 2023 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value of First and Second Lien Debt
Floating Rate	$1,579,797	$1,520,792	98.9%
Fixed Rate	17,848	17,394	1.1
Total	$1,597,645	$1,538,186	100.0%

The industry composition of investments at fair value as of June 30, 2023 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$138,898	$132,134	7.0%
Automotive	86,132	83,755	4.4
Beverage & Food	70,398	68,012	3.6
Business Services	103,811	102,167	5.5
Capital Equipment	61,983	65,220	3.4
Chemicals, Plastics & Rubber	67,498	65,784	3.5
Construction & Building	24,606	24,443	1.3
Consumer Goods: Durable	435	420	0.0
Consumer Goods: Non-Durable	10,640	10,518	0.6
Consumer Services	95,022	93,627	4.9
Containers, Packaging & Glass	45,707	41,831	2.2
Diversified Financial Services	91,244	91,608	4.8
Energy: Oil & Gas	35,331	35,634	1.9
Environmental Industries	40,111	39,722	2.1
Healthcare & Pharmaceuticals	235,849	205,110	10.8
High Tech Industries	139,408	138,422	7.3
Investment Funds	271,097	256,020	13.5
Leisure Products & Services	119,776	121,032	6.4
Media: Advertising, Printing & Publishing	318	250	0.0
Retail	30,400	30,574	1.6
Software	186,684	186,485	9.8

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2023
(dollar amounts in thousands) (unaudited)

Industry	Amortized Cost	Fair Value	% of Fair Value
Sovereign & Public Finance	$182	$614	0.0%
Telecommunications	77,564	72,877	3.8
Transportation: Cargo	1,467	1,417	0.1
Utilities: Electric	924	904	0.0
Wholesale	27,659	27,840	1.5
	$1,963,144	$1,896,420	100.0%
The geographical composition of investments at fair value as of June 30, 2023 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Australia	$2,801	$2,856	0.2%
Canada	47,366	48,313	2.5
Italy	5,830	5,656	0.3
Luxembourg	41,363	39,184	2.1
Sweden	1,168	240	0.0
United Kingdom	75,141	74,696	3.9
United States	1,789,475	1,725,475	91.0
Total	$1,963,144	$1,896,420	100.0%

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

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2022
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value(5)	% of Net Assets
Chemical Computing Group ULC (Canada)	^*	(2)(3)(7)(14) (15)	Software	SOFR	4.50%	8.57%	8/30/2018	8/30/2024	$462	$461	$455	0.05%
CircusTrix Holdings, LLC	^*	(2)(3)	Leisure Products & Services	LIBOR	5.50%	9.88%	2/2/2018	1/16/2024	10,555	10,542	10,476	1.14
CircusTrix Holdings, LLC	^	(2)(3)	Leisure Products & Services	LIBOR	5.50%	9.88%	1/8/2021	7/16/2023	557	500	557	0.06
Comar Holding Company, LLC	^*	(2)(3)(14)	Containers, Packaging & Glass	LIBOR	5.75%	10.47%	6/18/2018	6/18/2024	27,638	27,461	26,671	2.91
Cority Software Inc. (Canada)	^*	(2)(3)(7)(14)	Software	SOFR	5.50%	9.17%	7/2/2019	7/2/2026	10,409	10,266	10,277	1.12
Cority Software Inc. (Canada)	^	(2)(3)(7)	Software	SOFR	7.50%	11.06%	9/3/2020	7/2/2026	1,860	1,823	1,848	0.20
CPI Intermediate Holdings, Inc.	^*	(2)(3)(14)	Telecommunications	SOFR	5.50%	9.68%	10/6/2022	10/6/2029	3,872	3,790	3,776	0.41
CST Holding Company	^*	(2)(3)(14)(15)	Consumer Goods: Non-Durable	SOFR	6.75%	10.97%	11/1/2022	11/1/2028	5,031	4,871	4,868	0.53
DCA Investment Holding LLC	^*	(2)(3)(14)	Healthcare & Pharmaceuticals	SOFR	6.41%	10.46%	3/11/2021	4/3/2028	14,288	14,137	13,523	1.47
Denali Midco 2, LLC	^	(2)(3)(14)(15)	Consumer Services	SOFR	6.50%	10.92%	9/15/2022	12/22/2027	7,696	7,411	7,317	0.80
DermaRite Industries, LLC	^*	(2)(3)(8)	Healthcare & Pharmaceuticals	LIBOR	7.00%	8.00%	3/3/2017	6/30/2023	20,767	20,202	9,261	1.01
Dermatology Associates	^	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	6.25% (100% PIK)	10.80%	5/31/2016	3/31/2023	27,548	27,548	27,523	3.00
Dermatology Associates	^	(2)(3)(8)(11)	Healthcare & Pharmaceuticals	SOFR	11.40% (100% PIK)	12.77%	5/31/2016	3/31/2023	38,724	24,963	27,526	3.00
Diligent Corporation	^	(2)(3)(14)	Telecommunications	LIBOR	6.25%	10.63%	8/4/2020	8/4/2025	659	647	630	0.07
Dwyer Instruments, Inc.	^*	(2)(3)(14)	Capital Equipment	LIBOR	6.00%	10.74%	7/21/2021	7/21/2027	3,851	3,777	3,774	0.41
Eliassen Group, LLC	^*	(2)(3)(14)	Business Services	SOFR	5.50%	10.07%	4/14/2022	4/14/2028	1,580	1,515	1,523	0.17
Ellkay, LLC	^*	(2)(3)(14)	Healthcare & Pharmaceuticals	LIBOR	6.25%	11.00%	9/14/2021	9/14/2027	14,107	13,849	13,540	1.48
Emergency Communications Network, LLC	^*	(2)(3)	Telecommunications	SOFR	2.50%, 5.25% PIK	11.84%	6/1/2017	6/1/2024	26,559	26,522	22,753	2.48
EPS Nass Parent, Inc.	^	(2)(3)(14)	Utilities: Electric	LIBOR	5.75%	10.48%	4/19/2021	4/19/2028	922	906	877	0.10
EvolveIP, LLC	^*	(2)(3)(14)(15)	Telecommunications	SOFR	5.50%	10.09%	11/26/2019	6/7/2025	5,556	5,554	5,447	0.59
Excel Fitness Holdings, Inc.	^*	(2)(3)(14)(15)	Leisure Products & Services	SOFR	5.25%	10.25%	4/29/2022	4/29/2029	6,671	6,541	6,344	0.69
Excelitas Technologies Corp.	^	(2)(3)(14)(15)	Capital Equipment	SOFR	5.75%	10.12%	8/12/2022	8/12/2029	3,174	3,107	3,046	0.33
Excelitas Technologies Corp.	^	(2)	Capital Equipment	EURIBOR	5.75%	7.55%	8/12/2022	8/12/2029	€1,275	1,284	1,317	0.14
FPG Intermediate Holdco, LLC	^	(2)(3)(14)(15)	Consumer Services	SOFR	6.50%	10.92%	8/5/2022	3/5/2027	427	347	235	0.03

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2022
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value(5)	% of Net Assets
Greenhouse Software, Inc.	^	(2)(3)(14)	Software	SOFR	7.00%	11.58%	3/1/2021	9/1/2028	$32,796	$32,066	$31,504	3.43%
Guidehouse LLP	^	(2)(3)	Sovereign & Public Finance	LIBOR	6.25%	10.63%	9/30/2022	10/16/2028	80	78	78	0.01
Hadrian Acquisition Limited (United Kingdom)	^	(2)(3)(7)	Diversified Financial Services	SONIA	5.26%, 3.47% PIK	12.16%	2/28/2022	2/28/2029	£14,676	19,100	17,343	1.89
Hadrian Acquisition Limited (United Kingdom)	^	(2)(3)(7)(14)	Diversified Financial Services	SONIA	5.00%, 2.75% PIK	11.18%	2/28/2022	2/28/2029	£3,580	4,094	4,171	0.45
Harbour Benefit Holdings, Inc.	^*	(2)(3)(14)	Business Services	LIBOR	5.25%	9.95%	12/13/2017	12/13/2024	3,000	2,977	2,963	0.32
Heartland Home Services, Inc.	^*	(2)(3)(14)	Consumer Services	LIBOR	5.75%	10.10%	2/10/2022	12/15/2026	9,538	9,414	9,275	1.01
Heartland Home Services, Inc.	^*	(2)(3)(14)	Consumer Services	LIBOR	6.00%	10.38%	12/15/2020	12/15/2026	7,189	7,125	7,114	0.78
Hercules Borrower LLC	^*	(2)(3)(14)	Environmental Industries	LIBOR	6.50%	10.67%	12/14/2020	12/14/2026	18,497	18,097	17,818	1.94
Higginbotham Insurance Agency, Inc.	^	(2)(3)	Diversified Financial Services	LIBOR	5.25%	9.63%	11/25/2020	11/25/2026	451	446	441	0.05
Hoosier Intermediate, LLC	^*	(2)(3)(14)	Healthcare & Pharmaceuticals	LIBOR	5.50%	10.11%	11/15/2021	11/15/2028	10,709	10,497	10,037	1.09
HS Spa Holdings Inc.	^	(2)(3)(14)	Consumer Services	SOFR	5.75%	10.45%	6/2/2022	6/2/2029	8,605	8,422	8,336	0.91
iCIMS, Inc.	^	(2)(3)(14)	Software	SOFR	7.25%	11.52%	8/18/2022	8/18/2028	25,540	25,075	24,272	2.65
Infront Luxembourg Finance S.À R.L. (Luxembourg)	^	(2)(7)	Leisure Products & Services	LIBOR	9.00%	10.95%	5/28/2021	5/28/2027	€8,250	9,804	8,677	0.95
Integrity Marketing Acquisition, LLC	^	(2)(3)	Diversified Financial Services	LIBOR	6.02%	10.57%	12/3/2021	8/27/2025	429	425	414	0.05
IQN Holding Corp.	^	(2)(3)(14)	Business Services	SOFR	5.25%	9.64%	5/2/2022	5/2/2029	6,823	6,749	6,699	0.73
Jeg's Automotive, LLC	^*	(2)(3)(14)	Automotive	LIBOR	6.00%	10.75%	12/22/2021	12/22/2027	20,624	20,200	19,131	2.09
K2 Insurance Services, LLC	^*	(2)(3)(14)	Diversified Financial Services	LIBOR	5.00%	9.73%	7/3/2019	7/1/2026	3,330	3,283	3,288	0.36
Kaseya, Inc.	^	(2)(3)(14)	High Tech Industries	SOFR	5.75%	10.33%	6/23/2022	6/23/2029	35,453	34,726	34,323	3.74
Lifelong Learner Holdings, LLC	^*	(2)(3)(14)	Business Services	LIBOR	5.75%	10.16%	10/18/2019	10/18/2026	25,965	25,657	24,347	2.65
LinQuest Corporation	*	(2)(3)	Aerospace & Defense	LIBOR	5.75%	9.10%	7/28/2021	7/28/2028	9,875	9,710	8,927	0.97
Liqui-Box Holdings, Inc.	^	(2)(3)(14)	Containers, Packaging & Glass	LIBOR	4.50%	8.35%	6/3/2019	6/3/2024	2,034	2,025	2,034	0.22
LVF Holdings, Inc.	^*	(2)(3)(14)	Beverage & Food	LIBOR	6.25%	10.98%	6/10/2021	6/10/2027	41,295	40,564	38,735	4.22
Material Holdings, LLC	^*	(2)(3)(14)	Business Services	SOFR	6.00%	10.67%	8/19/2021	8/19/2027	8,082	7,944	7,655	0.83
Maverick Acquisition, Inc.	^*	(2)(3)	Aerospace & Defense	LIBOR	6.25%	10.98%	6/1/2021	6/1/2027	35,622	35,069	29,595	3.24
Medical Manufacturing Technologies, LLC	^*	(2)(3)(14)(15)	Healthcare & Pharmaceuticals	SOFR	5.50%	10.18%	12/23/2021	12/23/2027	28,900	28,368	28,308	3.09
NEFCO Holding Company LLC	^*	(2)(3)(14)(15)	Construction & Building	SOFR	6.50%	10.95%	8/5/2022	8/5/2028	5,525	5,389	5,385	0.59
NMI AcquisitionCo, Inc.	^*	(2)(3)(14)	High Tech Industries	LIBOR	5.75%	10.13%	9/6/2017	9/6/2025	39,913	39,860	38,845	4.23

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

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2022
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value(5)	% of Net Assets
Blackbird Purchaser, Inc.	^	(2)(3)(14)	Capital Equipment	LIBOR	7.50%	11.88%	12/14/2021	4/8/2027	$13,791	$13,486	$12,736	1.39%
Brave Parent Holdings, Inc.	^*	(2)	Software	LIBOR	7.50%	11.88%	10/3/2018	4/19/2026	18,197	17,973	17,504	1.91
Drilling Info Holdings, Inc.	^	(2)	Energy: Oil & Gas	LIBOR	8.25%	12.64%	2/11/2020	7/30/2026	18,600	18,283	18,740	2.04
Jazz Acquisition, Inc.	^	(2)	Aerospace & Defense	LIBOR	8.00%	12.38%	6/13/2019	6/18/2027	23,450	23,227	21,875	2.38
Outcomes Group Holdings, Inc.	^*	(2)	Business Services	LIBOR	7.50%	12.23%	10/23/2018	10/26/2026	1,731	1,728	1,690	0.18
PAI Holdco, Inc.	^	(2)(3)	Automotive	LIBOR	5.50%, 2.00% PIK	11.91%	10/28/2020	10/28/2028	14,089	13,771	13,874	1.51
Peraton Corp.	^*	(2)(3)	Aerospace & Defense	LIBOR	7.75%	12.09%	2/24/2021	2/1/2029	11,941	11,790	11,550	1.26
Quartz Holding Company	^*	(2)	Software	LIBOR	8.00%	12.38%	4/2/2019	4/2/2027	7,048	6,963	6,764	0.74
Stonegate Pub Company Bidco Limited (United Kingdom)	^	(2)(7)	Beverage & Food	SONIA	8.50%	11.74%	3/12/2020	3/12/2028	£20,000	24,831	22,281	2.43
TruGreen Limited Partnership	^	(2)(3)	Consumer Services	LIBOR	8.50%	13.43%	11/16/2020	11/2/2028	13,000	12,791	11,120	1.21
World 50, Inc.	^	(9)	Business Services	FIXED	11.50%	11.50%	1/10/2020	1/9/2027	18,552	18,267	17,628	1.92
Second Lien Debt Total										$271,266	$262,703	28.63

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (4.8% of fair value)
ANLG Holdings, LLC	^	(6)	Capital Equipment	6/22/2018	592	$592	$675	0.07%
Appriss Health, LLC	^	(6)	Healthcare & Pharmaceuticals	5/6/2021	5	5,002	4,821	0.53
Atlas Ontario LP (Canada)	^	(6)(7)	Business Services	4/7/2021	5,114	5,114	5,114	0.56
Avenu Holdings, LLC	^	(6)	Sovereign & Public Finance	9/28/2018	172	104	545	0.06
Blackbird Holdco, Inc.	^	(6)	Capital Equipment	12/14/2021	11	10,809	10,210	1.11
Buckeye Parent, LLC	^	(6)	Automotive	12/22/2021	885	885	576	0.06
Chartis Holding, LLC	^	(6)	Business Services	5/1/2019	433	428	595	0.07
CIP Revolution Holdings, LLC	^	(6)	Media: Advertising, Printing & Publishing	8/19/2016	318	318	257	0.03
Cority Software Inc. (Canada)	^	(6)(7)	Software	7/2/2019	250	250	641	0.07
Derm Growth Partners III, LLC	^	(6)	Healthcare & Pharmaceuticals	5/31/2016	1,000	1,000	—	0.00
Diligent Corporation	^	(6)	Telecommunications	4/5/2021	12	11,509	10,960	1.19
ECP Parent, LLC	^	(6)	Healthcare & Pharmaceuticals	3/29/2018	268	—	290	0.03
GB Vino Parent, L.P.	^	(6)	Beverage & Food	10/29/2021	4	351	249	0.03
Integrity Marketing Group, LLC	^	(6)	Diversified Financial Services	12/21/2021	16,705	16,472	16,597	1.81
K2 Insurance Services, LLC	^	(6)	Diversified Financial Services	7/3/2019	433	306	867	0.09
Legacy.com, Inc.	^	(6)	High Tech Industries	3/20/2017	1,500	1,500	1,079	0.12
NearU Holdings LLC	^	(6)	Consumer Services	8/16/2022	25	2,470	2,470	0.27
NEFCO Holding Company LLC	^	(6)	Construction & Building	8/5/2022	1	628	628	0.07

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2022
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
North Haven Goldfinch Topco, LLC	^	(6)	Containers, Packaging & Glass	6/18/2018	2,315	$2,315	$1,300	0.14%
Pascal Ultimate Holdings, L.P	^	(6)	Capital Equipment	7/21/2021	36	364	850	0.09
Picard Parent, Inc.	^	(6)	High Tech Industries	9/30/2022	9	8,520	8,520	0.93
Profile Holdings I, LP	^	(6)	Chemicals, Plastics & Rubber	3/8/2022	5	523	673	0.07
Sinch AB (Sweden)	^	(6)(7)	High Tech Industries	3/26/2019	104	1,168	382	0.04
Tailwind HMT Holdings Corp.	^	(6)	Energy: Oil & Gas	11/17/2017	22	1,558	1,454	0.16
Talon MidCo 1 Limited	^	(6)	Software	8/17/2022	145,631	1,456	1,611	0.18
Tank Holding Corp.	^	(6)	Capital Equipment	3/26/2019	850	—	2,687	0.29
Titan DI Preferred Holdings, Inc.	^	(6)	Energy: Oil & Gas	2/11/2020	14,666	14,439	14,263	1.55
Turbo Buyer, Inc.	^	(6)	Automotive	12/2/2019	1,925	933	2,307	0.25
U.S. Legal Support Investment Holdings, LLC	^	(6)	Business Services	11/30/2018	641	641	551	0.06
Unifrutti Financing PLC (Cyprus)	^	(6)(7)	Beverage & Food	10/22/2020	1	531	702	0.08
Unifrutti Financing PLC (Cyprus)	^	(6)(7)	Beverage & Food	10/22/2020	—	133	306	0.03
W50 Parent LLC	^	(6)	Business Services	1/10/2020	500	190	698	0.08
Zenith American Holding, Inc.	^	(6)	Business Services	12/13/2017	1,565	760	1,312	0.14
Equity Investments Total						$91,269	$94,190	10.27%
Total investments—non-controlled/non-affiliated						$1,734,252	$1,671,488	182.19%

Investments—non-controlled/affiliated		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (2.3% of fair value)
Direct Travel, Inc.	^*	(2)(3)(12)(15)	Leisure Products & Services	SOFR	8.50%	13.23%	10/14/2016	10/1/2025	$43,520	$42,012	$42,636	4.65%
Direct Travel, Inc.	^	(2)(3)(12)(14)(15)	Leisure Products & Services	SOFR	6.00%	9.79%	10/1/2020	10/1/2025	2,731	2,614	2,731	0.30
First Lien Debt Total										$44,626	$45,367	4.95%

Investments—non-controlled/affiliated		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (0.0% of fair value)
Direct Travel, Inc.	^	(6)(12)	Leisure Products & Services	10/1/2020	43	$—	$—	—%
Equity Investments Total					43	$—	$—	—%
Total investments—non-controlled/affiliated						$44,626	$45,367	4.95%

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
As of June 30, 2023
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
The Company is externally managed by its investment adviser, Carlyle Global Credit Investment Management L.L.C. (“CGCIM or “Investment Adviser”), a wholly-owned subsidiary of The Carlyle Group Inc. and an investment adviser registered under the Investment Advisers Act of 1940, as amended. Carlyle Global Credit Administration L.L.C. (the “Administrator”) provides the administrative services necessary for the Company to operate. Both the Investment Adviser and the Administrator are wholly owned subsidiaries of Carlyle Investment Management L.L.C. (“CIM”), a wholly owned subsidiary of The Carlyle Group Inc. “Carlyle” refers to The Carlyle Group Inc. and its affiliates and its consolidated subsidiaries (other than portfolio companies of its affiliated funds), a global investment firm publicly traded on the Nasdaq Global Select Market under the symbol “CG”. Refer to the sec.gov website for further information on Carlyle.
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
The interim consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of consolidated financial statements for the interim periods presented have been included. These adjustments are of a normal, recurring nature. This Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2022. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the operating results to be expected for the full year.
Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make assumptions and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management’s estimates are based on historical experiences and other factors, including expectations of future events that management believes to be reasonable under the circumstances. It also requires management to exercise judgment in the process of applying the Company’s accounting policies. Assumptions and estimates regarding the valuation of investments and their resulting impact on base management and incentive fees involve a higher degree of judgment and complexity and these assumptions and estimates may be significant to the consolidated financial statements. Actual results could differ from these estimates and such differences could be material.
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
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash consist of demand deposits and highly liquid investments (e.g., money market funds, U.S. treasury notes) with original maturities of three months or less. Cash equivalents are carried at amortized cost, which approximates fair value. The Company’s cash, cash equivalents and restricted cash are held with one large financial institution and cash held in such financial institution may, at times, exceed the Federal Deposit Insurance Corporation insured limit. As of June 30, 2023 and December 31, 2022, the Company had restricted cash balances of $16,382 and $14,412, respectively, which represent amounts that are collected and held by trustees appointed by the Company for payment of interest expense and principal on the outstanding borrowings, or reinvestment into new assets, and as custodians of the assets securing certain of the Company's financing transactions.
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
The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK income represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. As of June 30, 2023 and December 31, 2022, the fair value of the loans in the portfolio with PIK provisions was $245,702 and $176,773, respectively, which represents approximately 13.0% and 8.9% of total investments at fair value, respectively. For the three and six months ended June 30, 2023, the Company earned $4,716 and $8,904 in PIK income, respectively. For the three and six months ended June 30, 2022, the Company earned $3,728 and $7,449 in PIK income, respectively. In 2022, the Company began presenting PIK income as a separate financial statement line item in the accompanying Consolidated Statements of Operations, which had previously been included in interest income. Prior periods have been conformed to the current presentation.
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
Other Income
Other income may include income such as consent, waiver, amendment, unused, underwriting, arranger and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive fees for guaranteeing the outstanding debt of a portfolio company. Such fees are amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in prepaid expenses and other assets in the accompanying Consolidated Statements of Assets and Liabilities. For the three and six months ended June 30, 2023, the Company earned $919 and $1,882, respectively, in other income, primarily from prepayment fees and commitment fees. For the three and six months ended June 30, 2022, the Company earned $1,634 and $3,870, respectively, in other income, primarily from prepayment fees and amendment fees.
Non-Accrual Income
Loans are generally placed on non-accrual status when principal or interest payments are past due or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are current or there is no longer any reasonable doubt that such principal or interest will be collected in full and, in management’s judgment, are likely to remain current. Management may determine not to place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2023 and December 31, 2022, the fair value of the loans in the portfolio on non-accrual status was $34,661 and $57,932, respectively. The remaining first and second lien debt investments were performing and current on their interest payments as of June 30, 2023 and December 31, 2022 and for the periods then ended.
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
On December 30, 2019, the Company closed a private offering of $115.0 million in aggregate principal amount of 4.75% Senior Unsecured Notes due December 31, 2024 (the “2019 Notes”). On December 11, 2020, the Company issued $75.0 million in aggregate principal amount of 4.50% Senior Unsecured Notes due December 31, 2024 (the “2020 Notes”, and together with the 2019 Notes, the “Senior Notes”). The Credit Facility, the 2015-1R Notes and the Senior Notes are recorded at carrying value, which approximates fair value.
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
The minimum distribution requirements applicable to RICs require the Company to distribute to its stockholders at least 90% of its investment company taxable income (“ICTI”), as defined by the Code, each year. Depending on the level of ICTI earned in a tax year, the Company may choose to carry forward ICTI in excess of current year distributions into the next tax year. Any such carryover ICTI must be distributed before the end of that next tax year through a dividend declared prior to filing the final tax return related to the year which generated such ICTI. For the three and six months ended June 30, 2023, the Company incurred $650 and $1,173 in excise tax expense, respectively. For the three and six months ended June 30, 2022, the Company incurred $176 and $529 in excise tax expense, respectively.
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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of June 30, 2023 and December 31, 2022.
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
Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the three and six months ended June 30, 2023 and 2022, there were no transfers between levels.

The following tables summarize the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of June 30, 2023 and December 31, 2022:

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$1,272,650	$1,272,650
Second Lien Debt	—	—	265,536	265,536
Equity Investments	—	—	102,214	102,214
Investment Funds
Mezzanine Loan	—	—	—	—
Subordinated Loan and Member's Interest	—	—	189,101	189,101
Total	$—	$—	$1,829,501	$1,829,501
Investments measured at net asset value(1)				66,919
Total				$1,896,420

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$1,359,962	$1,359,962
Second Lien Debt	—	—	262,703	262,703
Equity Investments	—	—	94,190	94,190
Investment Funds
Mezzanine Loan	—	—	—	—
Subordinated Loan and Member's Interest	—	—	190,065	190,065
Total	$—	$—	$1,906,920	$1,906,920
Investments measured at net asset value(1)				72,957
Total				$1,979,877
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

The changes in the Company’s investments at fair value for which the Company has used Level 3 inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level 3 investments still held are as follows:

	Financial Assets
	For the three months ended June 30, 2023
	First Lien Debt	Second Lien Debt	Equity Investments	Investment Fund - Subordinated Loan and Member's Interest	Total
Balance, beginning of period	$1,350,740	$259,429	$102,241	$189,970	$1,902,380
Purchases	42,282	4,051	1,630	—	47,963
Sales	(32,655)	—	(1,495)	—	(34,150)
Paydowns	(72,255)	—	—	—	(72,255)
Accretion of discount	1,630	241	58	—	1,929
Net realized gains (losses)	(9,180)	1	1,188	—	(7,991)
Net change in unrealized appreciation (depreciation)	(7,912)	1,814	(1,408)	(869)	(8,375)
Balance, end of period	$1,272,650	$265,536	$102,214	$189,101	$1,829,501
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held at the reporting date included in net change in unrealized appreciation (depreciation) on investments on the Consolidated Statements of Operations	$(7,830)	$1,814	$(263)	$(869)	$(7,148)

	Financial Assets
	For the six months ended June 30, 2023
	First Lien Debt	Second Lien Debt	Equity Investments	Investment Fund - Subordinated Loan and Member's Interest	Total
Balance, beginning of period	$1,359,962	$262,703	$94,190	$190,065	$1,906,920
Purchases	97,107	4,374	3,992	—	105,473
Sales	(64,656)	(6,372)	(1,717)	—	(72,745)
Paydowns	(100,976)	(454)	(607)	—	(102,037)
Accretion of discount	3,251	419	114	—	3,784
Net realized gains (losses)	(22,609)	(48)	1,351	—	(21,306)
Net change in unrealized appreciation (depreciation)	571	4,914	4,891	(964)	9,412
Balance, end of period	$1,272,650	$265,536	$102,214	$189,101	$1,829,501
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held at the reporting date included in net change in unrealized appreciation (depreciation) on investments on the Consolidated Statements of Operations	$(10,746)	$1,814	$5,797	$(964)	$(4,099)

	Financial Assets
	For the three months ended June 30, 2022
	First Lien Debt	Second Lien Debt	Equity Investments	Investment Fund - Subordinated Loan and Member's Interest	Total
Balance, beginning of period	$1,224,117	$304,202	$78,699	$189,285	$1,796,303
Purchases	194,313	431	1,287	—	196,031
Sales	(86,311)	(4,013)	(1,031)	—	(91,355)
Paydowns	(69,443)	—	—	—	(69,443)
Accretion of discount	2,446	182	133	—	2,761
Net realized gains (losses)	(504)	(956)	1,514	—	54
Net change in unrealized appreciation (depreciation)	(7,336)	(9,163)	(1,969)	(2,518)	(20,986)
Balance, end of period	$1,257,282	$290,683	$78,633	$186,767	$1,813,365
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held at the reporting date included in net change in unrealized appreciation (depreciation) on investments on the Consolidated Statements of Operations	$(8,529)	$(9,163)	$(1,970)	$(2,519)	$(22,181)

	Financial Assets
	For the six months ended June 30, 2022
	First Lien Debt	Second Lien Debt	Equity Investments	Investment Fund - Subordinated Loan and Member's Interest	Total
Balance, beginning of period	$1,232,084	$341,776	$77,093	$184,141	$1,835,094
Purchases	305,642	681	3,674	—	309,997
Sales	(98,370)	(4,013)	(5,034)	—	(107,417)
Paydowns	(175,416)	(36,325)	(1,083)	—	(212,824)
Accretion of discount	4,218	741	140	—	5,099
Net realized gains (losses)	2,951	(956)	3,898	—	5,893
Net change in unrealized appreciation (depreciation)	(13,827)	(11,221)	(55)	2,626	(22,477)
Balance, end of period	$1,257,282	$290,683	$78,633	$186,767	$1,813,365
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held as of the reporting date included in net change in unrealized appreciation (depreciation) on investments on the Consolidated Statements of Operations	$(11,587)	$(10,496)	$(2,871)	$2,625	$(22,329)
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
The following tables summarize the quantitative information related to the significant unobservable inputs for Level 3 instruments which are carried at fair value as of June 30, 2023 and December 31, 2022:

	Fair Value as of June 30, 2023	Valuation Techniques	Significant Unobservable Inputs	Range
				Low	High	Weighted Average
Investments in First Lien Debt	$1,130,845	Discounted Cash Flow	Discount Rate	5.03%	18.65%	8.92%
	18,753	Consensus Pricing	Indicative Quotes	97.00%	100.00%	97.53%
	123,052	Income Approach	Discount Rate	9.24%	10.80%	9.99%
		Market Approach	Comparable Multiple	8.77x	11.04x	9.96x
Total First Lien Debt	1,272,650
Investments in Second Lien Debt	263,664	Discounted Cash Flow	Discount Rate	8.25%	13.51%	9.86%
	1,872	Income Approach	Discount Rate	13.53%	13.53%	13.53%
Total Second Lien Debt	265,536
Investments in Equity	102,214	Income Approach	Discount Rate	7.22%	12.90%	9.32%
		Market Approach	Comparable Multiple	7.72x	16.50x	10.21x
Total Equity Investments	102,214
Investments in Credit Fund
Subordinated Loan and Member's Interest	189,101	Discounted Cash Flow	Discount Rate	9.50%	9.50%	9.50%
		Discounted Cash Flow	Default Rate	3.00%	3.00%	3.00%
		Discounted Cash Flow	Recovery Rate	65.00%	65.00%	65.00%
Total Investments in Credit Fund	189,101
Total Level 3 Investments	$1,829,501

	Fair Value as of December 31, 2022	Valuation Techniques	Significant Unobservable Inputs	Range
				Low	High	Weighted Average
Investments in First Lien Debt	$1,157,414	Discounted Cash Flow	Discount Rate	4.84%	17.96%	9.09%
	74,457	Consensus Pricing	Indicative Quotes	97.00%	100.00%	97.95%
	128,091	Income Approach	Discount Rate	9.03%	19.31%	13.34%
		Market Approach	Comparable Multiple	5.21x	10.51x	9.81x
Total First Lien Debt	1,359,962
Investments in Second Lien Debt	262,703	Discounted Cash Flow	Discount Rate	8.96%	13.33%	10.12%
Total Second Lien Debt	262,703
Investments in Equity	94,190	Income Approach	Discount Rate	7.22%	12.69%	9.89%
		Market Approach	Comparable Multiple	8.40x	17.24x	10.41x
Total Equity Investments	94,190
Investment in Credit Fund
Subordinated Loan and Member's Interest	190,065	Discounted Cash Flow	Discount Rate	10.25%	10.25%	10.25%
		Discounted Cash Flow	Default Rate	3.00%	3.00%	3.00%
		Discounted Cash Flow	Recovery Rate	65.00%	65.00%	65.00%
Total Investments in Credit Fund	190,065
Total Level 3 Investments	$1,906,920
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
Financial instruments disclosed but not carried at fair value
The following table presents the carrying value (before debt issuance costs) and fair value of the Credit Facility, Senior Notes, and 2015-1R Notes disclosed but not carried at fair value as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured borrowings	$400,241	$400,241	$440,441	$440,441
2019 Notes	115,000	104,864	115,000	105,496
2020 Notes	75,000	68,837	75,000	69,180
Aaa/AAA Class A-1-1-R Notes	234,800	231,865	234,800	232,170
Aaa/AAA Class A-1-2-R Notes	50,000	49,645	50,000	49,655
Aaa/AAA Class A-1-3-R Notes	25,000	24,270	25,000	24,013
AA Class A-2-R Notes	66,000	64,376	66,000	63,802
A Class B Notes	46,400	44,813	46,400	44,465
BBB- Class C Notes	27,000	25,583	27,000	25,920
Total	$1,039,441	$1,014,494	$1,079,641	$1,055,142
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
The carrying value of the 2015-1R Notes approximate their respective fair values. The 2015-1R Notes are categorized as Level 3 within the hierarchy and are valued generally using market quotation(s) received from broker/dealer(s), which are significant unobservable inputs.
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
The Base Management fee is calculated at an annual rate of 1.50% of the average value of the Company’s gross assets at the end of the two most recently completed fiscal quarters; provided, however, the Base Management fee is calculated at an annual rate of 1.00% of the Company’s gross assets as of the end of the two most recently completed calendar quarters that exceeds the product of (A) 200% and (B) the average value of the Company’s net asset value at the end of the two most recently completed calendar quarters. “Gross assets” is determined on a consolidated basis in accordance with U.S. GAAP, include assets acquired through the incurrence of debt (see Note 7, Borrowings, to these unaudited consolidated financial statements), and excludes cash and any temporary investments in cash-equivalents. For purposes of this calculation, cash and cash equivalents includes U.S. government securities and other high quality investment grade debt investments that mature in 12 months or less from the date of investment. The Base Management Fee is payable quarterly in arrears, will be appropriately adjusted for any share issuances or repurchases during such the applicable fiscal quarters, and will be appropriately pro-rated for any partial month or quarter.
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
Below is a summary of the base management fees and incentive fees incurred during the three and six months ended June 30, 2023 and 2022.

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Base management fees	$7,185	$7,113	$14,421	$14,163
Incentive fees on pre-incentive fee net investment income	5,593	4,458	11,065	9,686
Total base management fees and incentive fees	$12,778	$11,571	$25,486	$23,849

Accrued capital gains incentive fees are based upon the cumulative net realized and unrealized appreciation (depreciation) from inception. Accordingly, the accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. During the three and six months ended June 30, 2023 and 2022, there were no accrued or realized capital gains incentive fees.
As of June 30, 2023 and December 31, 2022, $12,804 and $12,681, respectively, was included in base management and incentive fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
On April 3, 2013, the Investment Adviser entered into a personnel agreement with The Carlyle Group Employee Co., L.L.C. (“Carlyle Employee Co.”), an affiliate of the Investment Adviser, pursuant to which Carlyle Employee Co. provides the Investment Adviser with access to investment professionals.
Administration Agreement
On April 3, 2013, the Company's Board of Directors approved the Administration Agreement (the “Administration Agreement”) between the Company and the Administrator. Pursuant to the Administration Agreement, the Administrator provides services and receives reimbursements equal to an amount that reimburses the Administrator for its costs and expenses and the Company’s allocable portion of overhead incurred by the Administrator in performing its obligations under the Administration Agreement, including the Company’s allocable portion of the compensation paid to or compensatory distributions received by the Company’s officers (including the Chief Financial Officer and Chief Compliance Officer) and respective staff who provide services to the Company, operations staff who provide services to the Company, and any internal audit staff, to the extent internal audit performs a role in the Company’s Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), internal control assessment. Reimbursement under the Administration Agreement occurs quarterly in arrears.
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
For the three months ended June 30, 2023 and 2022, the Company incurred $469 and $461, respectively, in fees under the Administration Agreement. For the six months ended June 30, 2023 and 2022, the Company incurred $497 and $867, respectively, in fees under the Administration Agreement. These fees are included in administrative service fees in the accompanying Consolidated Statements of Operations. As of June 30, 2023 and December 31, 2022, $1,439 and $1,711, respectively, was unpaid and included in administrative service fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
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

For the three months ended June 30, 2023 and 2022, the Company incurred $171 and $174, respectively, in fees under the State Street Sub-Administration Agreement. For the six months ended June 30, 2023 and 2022, the Company incurred $329 and $349, respectively, in fees under the State Street Sub-Administration Agreement. These fees are included in other general and administrative expenses in the accompanying Consolidated Statements of Operations. As of June 30, 2023 and December 31, 2022, $338 and $298, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.
License Agreement
The Company has entered into a royalty free license agreement with CIM, which wholly owns the Investment Adviser and is a wholly owned subsidiary of Carlyle, pursuant to which CIM has granted the Company a non-exclusive, revocable and non-transferable license to use the name and mark “Carlyle.”
Board of Directors
The Company’s Board of Directors currently consists of seven members, four of whom are Independent Directors. The Board of Directors has established an Audit Committee, a Pricing Committee, a Nominating and Governance Committee and a Compensation Committee, the members of each of which consist of the Company’s Independent Directors. The Board of Directors may establish additional committees in the future. For the three months ended June 30, 2023 and 2022, the Company incurred $107 and $186, respectively, in fees and expenses associated with its Independent Directors' services on the Company's Board of Directors and its committees. For the six months ended June 30, 2023 and 2022, the Company incurred $230 and $346, respectively, in fees and expenses associated with its Independent Directors' services on the Company's Board of Directors and its committees. As of June 30, 2023 and December 31, 2022, no fees or expenses associated with its Independent Directors were payable.
Transactions with Investment Funds
For both the three and six months ended June 30, 2023, the Company sold 3 investments to Credit Fund for proceeds of $18,237 and a realized loss of $94. For both the three and six months ended June 30, 2022, the Company sold three investments to Credit Fund for proceeds of $53,520 and a realized loss of $73. See Note 5, Middle Market Credit Fund, LLC, to these unaudited consolidated financial statements for further information about Credit Fund.
For the three and six months ended June 30, 2023, the Company sold 4 and 5 investments, respectively, to Credit Fund II for proceeds of $10,749 and $20,589, respectively, and realized losses of $183 and $173, respectively. For both the three and six months ended June 30, 2022, the Company sold four investments to Credit Fund II for proceeds of $31,793 and a realized loss of $421. See Note 6, Middle Market Credit Fund II, LLC, to these unaudited consolidated financial statements for further information about Credit Fund II.
Cumulative Convertible Preferred Stock
On May 5, 2020, the Company issued and sold 2,000,000 shares of the cumulative convertible preferred stock, par value $0.01 per share, to an affiliate of Carlyle in a private placement at a price of $25 per share. For the three and six months ended June 30, 2023, the Company declared and paid dividends on the Preferred Stock of $875 and $1,750, respectively. For the three and six months ended June 30, 2022, the Company declared and paid dividends on the Preferred Stock of $875 and $1,750, respectively. See Note 9, Net Assets, to these unaudited consolidated financial statements for further information about the Preferred Stock.
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
Together with Credit Partners, the Company co-invests through Credit Fund. Investment opportunities for Credit Fund are sourced primarily by the Company and its affiliates. Portfolio and investment decisions with respect to Credit Fund must be unanimously approved by a quorum of Credit Fund’s investment committee consisting of an equal number of representatives of the Company and Credit Partners. Therefore, although the Company owns more than 25% of the voting securities of Credit Fund, the Company does not believe that it has control over Credit Fund (other than for purposes of the Investment Company Act). Middle Market Credit Fund SPV, LLC (the “Credit Fund Sub”) and MMCF Warehouse II, LLC (the “Credit Fund Warehouse II”), each a Delaware limited liability company, were formed on April 5, 2016 and August 16, 2019, respectively. Credit Fund Sub and Credit Fund Warehouse II are wholly owned subsidiaries of Credit Fund and are consolidated in Credit Fund’s consolidated financial statements commencing from the date of their respective formations. Credit Fund Sub primarily invests in first lien loans of middle market companies. Credit Fund and its wholly owned subsidiaries follow the same Internal Risk Rating System as the Company. Refer to “Debt” below in this Note 5 for discussions regarding the credit facility entered into and the notes issued by such wholly-owned subsidiaries.
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
Selected Financial Data
Since inception of Credit Fund and through June 30, 2023 and December 31, 2022, the Company and Credit Partners each made capital contributions of $1 and $1 in members’ equity, respectively, and $216,000 and $216,000 in subordinated loans, respectively, to Credit Fund. On May 25, 2021, the Company and Credit Partners received an aggregate return of capital on the subordinated loans of $46,000, of which the Company received $23,000. Below is certain summarized consolidated financial information for Credit Fund as of June 30, 2023 and December 31, 2022.

	As of
	June 30, 2023	December 31, 2022
	(unaudited)
Selected Consolidated Balance Sheet Information:
ASSETS
Investments, at fair value (amortized cost of $853,096 and $953,467, respectively)	$797,867	$902,720
Cash, cash equivalents and restricted cash(1)	31,504	28,030
Other assets	9,723	9,681
Total assets	$839,094	$940,431
LIABILITIES AND MEMBERS’ EQUITY
Secured borrowings	$499,221	$588,621
Other liabilities	20,462	19,940
Subordinated loans and members’ equity(2)	319,411	331,870
Total liabilities and members’ equity	$839,094	$940,431
(1)As of June 30, 2023 and December 31, 2022, $14,694 and $14,393, respectively, of Credit Fund's cash and cash equivalents was restricted.
(2)As of June 30, 2023 and December 31, 2022, the fair value of Company's ownership interest in the subordinated loans and members’ equity was $189,101 and $190,065, respectively.

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(unaudited)		(unaudited)
Selected Consolidated Statement of Operations Information:
Total investment income	$22,491	$14,807	$45,445	$29,486
Expenses
Interest and credit facility expenses	10,440	5,079	20,712	9,125
Other expenses	548	600	1,001	1,097
Total expenses	10,988	5,679	21,713	10,222
Net investment income (loss)	11,503	9,128	23,732	19,264
Net realized gain (loss) on investments	(7,477)	—	(9,709)	—
Net change in unrealized appreciation (depreciation) on investments	(1,606)	(17,169)	(4,482)	(27,038)
Net increase (decrease) resulting from operations	$2,420	$(8,041)	$9,541	$(7,774)
Below is a summary of Credit Fund’s portfolio, followed by a listing of the loans in Credit Fund’s portfolio as of June 30, 2023 and December 31, 2022:

	As of
	June 30, 2023	December 31, 2022
Senior secured loans(1)	$860,168	$955,605
Number of portfolio companies in Credit Fund	41	45
Average amount per portfolio company(1)	$20,980	$21,236
Number of loans on non-accrual status	2	—
Fair value of loans on non-accrual status	$5,566	$—
Percentage of portfolio at floating interest rates(2)(3)	100.0%	100.0%
Fair value of loans with PIK provisions	$34,774	$49,950
Percentage of portfolio with PIK provisions(3)	4.4%	5.5%

(1)At par/principal amount.
(2)Floating rate debt investments are generally subject to interest rate floors.
(3)Percentages based on fair value.

Consolidated Schedule of Investments as of June 30, 2023
Investments (1)			Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
First Lien Debt (100.0% of fair value)
ACR Group Borrower, LLC	^+		(2)(3)(8)	Aerospace & Defense	SOFR	4.50%	9.87%	3/31/2028	$39,417	$38,979	$38,807
Alpine Acquisition Corp II	+	(2)(3)(6)	(2)(3)(6)	Transportation: Cargo	SOFR	5.75%	11.01%	11/30/2026	9,950	9,528	9,683
Analogic Corporation	+		(2)(3)(6)(8)	Capital Equipment	SOFR	5.25%	10.45%	6/22/2024	19,844	19,838	19,698
API Technologies Corp.	+		(2)	Aerospace & Defense	LIBOR	4.25%	9.75%	5/9/2026	14,400	14,366	9,864
Avalign Technologies, Inc.	+		(2)(6)	Healthcare & Pharmaceuticals	SOFR	4.50%	9.86%	12/22/2025	14,220	14,163	13,011
BMS Holdings III Corp.	+		(2)(3)	Construction & Building	SOFR	5.50%	10.89%	9/30/2026	11,075	11,002	10,811
Bradyifs Holdings, LLC	+		(2)(3)(6)	Wholesale	SOFR	6.25%	11.56%	11/22/2025	5,984	5,858	5,894
Chartis Holding, LLC	^+		(2)(3)(6)(8)	Business Services	SOFR	5.00%	10.22%	5/1/2025	7,742	7,742	7,693
Chemical Computing Group ULC (Canada)	^+		(2)(3)(6)(8)	Software	SOFR	4.50%	9.70%	8/30/2024	11,559	11,432	11,466
Diligent Corporation	^+		(2)(3)(6)(8)	Telecommunications	SOFR	6.25%	11.45%	8/4/2025	9,957	9,814	9,637
Divisions Holding Corporation	+		(2)(3)	Business Services	LIBOR	4.75%	9.85%	5/27/2028	14,116	14,010	13,780
DTI Holdco, Inc.	+		(2)(3)	High Tech Industries	SOFR	4.75%	9.80%	4/26/2029	29,775	29,258	27,588
Eliassen Group, LLC	+		(2)(3)	Business Services	SOFR	5.50%	10.83%	4/14/2028	19,278	19,068	19,049
EPS Nass Parent, Inc.	^+		(2)(3)(6)(8)	Utilities: Electric	SOFR	5.75%	11.14%	4/19/2028	34,691	34,176	33,442
EvolveIP, LLC	^+		(2)(3)(6)(8)	Telecommunications	SOFR	5.50%	10.70%	6/7/2025	42,323	42,299	41,749
Exactech, Inc.	+		(2)(3)(6)	Healthcare & Pharmaceuticals	SOFR	3.75%	8.95%	2/14/2025	20,969	20,922	10,414
GSM Acquisition Corp.	+		(2)(3)(6)	Leisure Products & Services	SOFR	5.00%	10.50%	11/16/2026	30,808	30,588	29,902
Heartland Home Services, Inc.	+		(2)(3)(6)	Consumer Services	SOFR	5.75%	10.96%	12/15/2026	7,205	7,131	7,125
Heartland Home Services, Inc.	+		(2)(3)(6)(8)	Consumer Services	SOFR	6.00%	11.16%	12/15/2026	24,132	24,061	24,032
Higginbotham Insurance Agency, Inc.	+		(2)(3)(6)	Diversified Financial Services	SOFR	5.25%	10.45%	11/25/2026	4,455	4,402	4,392
HMT Holding Inc.	^+		(2)(3)(6)(8)	Energy: Oil & Gas	SOFR	6.00%	11.41%	11/17/2025	34,802	34,689	33,894
Integrity Marketing Acquisition, LLC	+		(2)(3)(6)	Diversified Financial Services	SOFR	6.05%	11.41%	8/27/2025	36,756	36,490	35,951
Integrity Marketing Acquisition, LLC	^+		(2)(3)(6)	Diversified Financial Services	SOFR	6.02%	11.38%	8/27/2025	6,914	6,851	6,762
Jensen Hughes, Inc.	^+		(2)(3)(8)	Utilities: Electric	LIBOR	4.50%	9.77%	3/22/2024	35,180	35,165	34,527
KAMC Holdings, Inc.	+		(2)(6)	Energy: Electricity	SOFR	4.00%	9.73%	8/14/2026	13,475	13,442	11,454
KBP Investments, LLC	+		(2)(3)(8)	Beverage & Food	SOFR	5.50%, 1.50% PIK	12.42%	5/25/2027	37,336	37,168	34,774
North Haven Fairway Buyer, LLC	+		(2)(3)	Consumer Services	SOFR	6.50%	11.73%	5/17/2028	6,734	6,572	6,558
Output Services Group	+		(2)(3)(7)	Media: Advertising, Printing & Publishing	SOFR	5.25%, 1.50% PIK	7.75%	6/27/2026	19,286	19,219	4,339
PF Atlantic Holdco 2, LLC	+		(2)(3)(6)	Leisure Products & Services	SOFR	5.50%	10.89%	11/12/2027	15,318	15,109	15,085
Premise Health Holding Corp.	+		(2)(6)	Healthcare & Pharmaceuticals	SOFR	3.75%	9.34%	7/10/2025	13,237	13,215	12,641
Radiology Partners, Inc.	+		(2)(6)	Healthcare & Pharmaceuticals	SOFR	4.25%	9.47%	7/9/2025	27,686	27,636	20,756
RevSpring Inc.	+		(2)(6)	Media: Advertising, Printing & Publishing	SOFR	4.00%	9.50%	10/11/2025	28,698	28,605	27,514

Consolidated Schedule of Investments as of June 30, 2023
Investments (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
Riveron Acquisition Holdings, Inc.	+	(2)(3)	Diversified Financial Services	LIBOR	5.75%	10.83%	5/22/2025	$11,226	$11,226	$11,226
Striper Buyer, LLC	+	(2)(3)	Containers, Packaging & Glass	LIBOR	5.50%	10.70%	12/30/2026	14,625	14,530	14,543
Summit Acquisition, Inc.	+	(2)(3)	Diversified Financial Services	SOFR	6.75%	11.99%	5/1/2030	5,955	5,778	5,776
Tank Holding Corp.	+	(2)(3)(6)	Capital Equipment	SOFR	5.75%	10.95%	3/31/2028	19,850	19,352	19,332
Turbo Buyer, Inc.	+	(2)(3)(8)	Automotive	LIBOR	6.00%	11.59%	12/2/2025	34,075	33,899	33,575
U.S. TelePacific Holdings Corp.	+	(2)(3)(6)(7)	Telecommunications	SOFR	1.00%, 6.00% PIK	12.57%	5/2/2026	3,686	3,394	1,227
USALCO, LLC	+	(2)(3)(6)	Chemicals, Plastics & Rubber	SOFR	6.00%	11.22%	10/19/2027	14,770	14,544	14,481
VRC Companies, LLC	^+	(2)(3)(8)	Business Services	SOFR	5.50%	10.72%	6/29/2027	28,621	28,305	28,214
Welocalize, Inc.	^+	(2)(3)(6)(8)	Business Services	SOFR	4.75%	10.09%	12/23/2024	32,649	32,473	31,833
WRE Holding Corp.	^+	(2)(3)(6)(8)	Environmental Industries	SOFR	5.00%	10.19%	1/3/2025	8,089	8,086	8,031
Yellowstone Buyer Acquisition, LLC	+	(2)(3)	Consumer Goods: Durable	LIBOR	5.75%	11.02%	9/13/2027	39,300	38,711	37,337
First Lien Debt Total									$853,096	$797,867
Total Investments									$853,096	$797,867

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

(1)Unless otherwise indicated, issuers of investments held by Credit Fund are domiciled in the United States. As of June 30, 2023, the geographical composition of investments as a percentage of fair value was 1.4% in Canada and 98.6% in the United States. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR, the Secured Overnight Financing Rate (“SOFR”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, Credit Fund has indicated the reference rate used and provided the spread and the interest rate in effect as of June 30, 2023. As of June 30, 2023, the reference rates for Credit Fund’s variable rate loans were the 30-day LIBOR at 5.22%, the 90-day LIBOR at 5.55%, the 180-day LIBOR at 5.76%, the 30-day SOFR at 5.14%, the 90-day SOFR at 5.27%, and the 180-day SOFR at 5.39%.
(3)Loan includes interest rate floor feature, which generally ranges from 0.75% to 1.00%.
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

(6)Loans include a credit spread adjustment that ranges from 0.05% to 0.43%.
(7)Loan was on non-accrual status as of June 30, 2023.
(8)As of June 30, 2023, Credit Fund had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

First Lien Debt – unfunded delayed draw and revolving term loans commitments	Type	Unused Fee	Par/ Principal Amount	Fair Value
ACR Group Borrower, LLC	Revolver	0.38%	$1,890	$(28)
Analogic Corporation	Revolver	0.50	512	(4)
Chartis Holding, LLC	Revolver	0.50	1,298	(7)
Chemical Computing Group ULC (Canada)	Revolver	0.50	873	(7)
Diligent Corporation	Revolver	0.50	366	(11)
EPS Nass Parent, Inc.	Revolver	0.50	359	(13)
EvolveIP, LLC	Revolver	0.50	622	(8)
Heartland Home Services, Inc.	Revolver	0.50	772	(3)
HMT Holding Inc.	Revolver	0.50	3,351	(80)
Jensen Hughes, Inc.	Revolver	0.50	682	(12)
KBP Investments, LLC	Delayed Draw	1.00	565	(38)
Turbo Buyer, Inc.	Revolver	0.50	933	(13)
VRC Companies, LLC	Revolver	0.50	833	(11)
Welocalize, Inc.	Revolver	0.50	5,625	(120)
WRE Holding Corp.	Revolver	0.50	1,123	(7)
Total unfunded commitments			$19,804	$(362)

Consolidated Schedule of Investments as of December 31, 2022
Investments (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
First Lien Debt (100.0% of fair value)
ACR Group Borrower, LLC	^+	(2)(3)(7)	Aerospace & Defense	LIBOR	4.50%	9.22%	3/31/2028	$36,965	$36,488	$36,015
Acrisure, LLC	+#	(2)	Diversified Financial Services	LIBOR	3.50%	7.88%	2/13/2027	25,118	25,099	23,485
Alpine Acquisition Corp II	+	(2)(3)(6)	Transportation: Cargo	SOFR	5.50%	9.76%	11/30/2026	10,000	9,527	9,630
Analogic Corporation	^+	(2)(3)(7)	Capital Equipment	LIBOR	5.25%	9.67%	6/22/2024	20,226	20,217	19,725
Anchor Packaging, Inc.	+#	(2)	Containers, Packaging & Glass	LIBOR	4.00%	8.38%	7/18/2026	22,221	22,157	21,360
API Technologies Corp.	+#	(2)	Aerospace & Defense	LIBOR	4.25%	8.98%	5/9/2026	14,475	14,436	13,127
Aptean, Inc.	+#	(2)(6)	Software	SOFR	4.25%	8.98%	4/23/2026	12,031	11,997	11,475
Avalign Technologies, Inc.	+#	(2)(6)	Healthcare & Pharmaceuticals	SOFR	4.50%	9.03%	12/22/2025	14,294	14,227	13,382
BMS Holdings III Corp.	+	(2)(3)	Construction & Building	LIBOR	5.50%	10.23%	9/30/2026	11,131	11,049	10,931
Chartis Holding, LLC	+	(2)(3)(7)	Business Services	LIBOR	5.00%	9.77%	5/1/2025	6,893	6,893	6,832
Chemical Computing Group ULC (Canada)	^+	(2)(3)(6) (7)	Software	SOFR	4.50%	8.57%	8/30/2024	13,769	13,559	13,564
Diligent Corporation	^+	(2)(3)(7)	Telecommunications	LIBOR	6.25%	10.63%	8/4/2025	9,880	9,706	9,449
Divisions Holding Corporation	+#	(2)(3)	Business Services	LIBOR	4.75%	9.13%	5/27/2028	24,688	24,488	24,009
DTI Holdco, Inc.	+	(2)(3)	High Tech Industries	SOFR	4.75%	8.84%	4/26/2029	29,925	29,373	27,363
Eliassen Group, LLC	+	(2)(3)	Business Services	SOFR	5.50%	10.07%	4/14/2028	19,375	19,148	19,150
EPS Nass Parent, Inc.	^+	(2)(3)(7)	Utilities: Electric	LIBOR	5.75%	10.48%	4/19/2028	34,104	33,524	32,432
EvolveIP, LLC	^+	(2)(3)(6) (7)	Telecommunications	SOFR	5.50%	10.09%	6/7/2025	40,392	40,361	39,633
Exactech, Inc.	+#	(2)(3)	Healthcare & Pharmaceuticals	LIBOR	3.75%	8.13%	2/14/2025	21,081	21,022	17,002
GSM Acquisition Corp.	^+	(2)(3)(6)	Leisure Products & Services	SOFR	5.00%	9.83%	11/16/2026	30,958	30,709	29,636
Heartland Home Services, Inc.	+	(2)(3)	Consumer Services	LIBOR	5.75%	10.10%	12/15/2026	7,242	7,158	7,114
Heartland Home Services, Inc.	+	(2)(3)(7)	Consumer Services	LIBOR	6.00%	10.38%	12/15/2026	24,255	24,176	24,014
Higginbotham Insurance Agency, Inc.	+	(2)(3)	Diversified Financial Services	LIBOR	5.25%	9.63%	11/25/2026	4,477	4,418	4,377
HMT Holding Inc.	^+	(2)(3)(6) (7)	Energy: Oil & Gas	SOFR	5.75%	10.15%	11/17/2025	32,148	32,013	30,654
Integrity Marketing Acquisition, LLC	^+	(2)(3)	Diversified Financial Services	LIBOR	6.05%	10.57%	8/27/2025	36,943	36,622	35,614
Integrity Marketing Acquisition, LLC	^+	(2)(3)	Diversified Financial Services	LIBOR	6.02%	10.57%	8/27/2025	6,949	6,873	6,699
Jensen Hughes, Inc.	+	(2)(3)(7)	Utilities: Electric	LIBOR	4.50%	9.43%	3/22/2024	34,584	34,559	33,323
K2 Insurance Services, LLC	+	(2)(3)(7)	Diversified Financial Services	LIBOR	5.00%	9.73%	7/1/2026	12,799	12,799	12,665
KAMC Holdings, Inc.	+#	(2)	Energy: Electricity	LIBOR	4.00%	8.73%	8/14/2026	13,545	13,507	10,881
KBP Investments, LLC	+	(2)(3)(7)	Beverage & Food	SOFR	5.50%, 0.50% PIK	10.53%	5/25/2027	37,241	37,055	34,326
Odyssey Logistics & Technology Corp.	+#	(2)(3)	Transportation: Cargo	LIBOR	4.00%	8.38%	10/12/2024	9,505	9,489	9,277
Output Services Group	^+	(2)(3)	Media: Advertising, Printing & Publishing	SOFR	5.25%, 1.50% PIK	11.30%	6/27/2026	19,190	19,169	13,097
PF Atlantic Holdco 2, LLC	+	(2)(3)	Leisure Products & Services	LIBOR	5.50%	10.25%	11/12/2027	15,396	15,168	15,126
Premise Health Holding Corp.	+#	(2)	Healthcare & Pharmaceuticals	LIBOR	3.75%	7.92%	7/10/2025	13,306	13,280	13,199

Consolidated Schedule of Investments as of December 31, 2022
Investments (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
QW Holding Corporation	^+	(2)(3)(7)	Environmental Industries	LIBOR	5.50%	9.64%	8/31/2026	$21,574	$21,437	$21,105
Radiology Partners, Inc.	+#	(2)	Healthcare & Pharmaceuticals	LIBOR	4.25%	8.64%	7/9/2025	27,686	27,625	23,201
RevSpring Inc.	+#	(2)	Media: Advertising, Printing & Publishing	LIBOR	4.00%	8.73%	10/11/2025	28,848	28,737	27,719
Riveron Acquisition Holdings, Inc.	+	(2)(3)	Diversified Financial Services	LIBOR	5.75%	10.48%	5/22/2025	11,284	11,284	11,284
Striper Buyer, LLC	+	(2)(3)	Containers, Packaging & Glass	LIBOR	5.50%	9.88%	12/30/2026	14,700	14,593	14,604
Tank Holding Corp.	+	(2)(3)(6)	Capital Equipment	SOFR	5.75%	10.16%	3/31/2028	19,950	19,410	19,421
Turbo Buyer, Inc.	+	(2)(3)(7)	Automotive	LIBOR	6.00%	11.13%	12/2/2025	34,251	34,044	33,625
U.S. TelePacific Holdings Corp.	+	(2)(3)(6)	Telecommunications	SOFR	1.00%, 7.25% PIK	11.57%	5/2/2026	7,086	7,073	2,527
USALCO, LLC	+	(2)(3)	Chemicals, Plastics & Rubber	LIBOR	6.00%	10.73%	10/19/2027	14,845	14,598	14,118
VRC Companies, LLC	^+	(2)(3)(7)	Business Services	LIBOR	5.50%	10.59%	6/29/2027	28,767	28,418	28,059
Welocalize, Inc.	+	(2)(3)(7)	Business Services	LIBOR	4.75%	9.13%	12/23/2024	33,853	33,615	32,677
WRE Holding Corp.	^+	(2)(3)(6) (7)	Environmental Industries	SOFR	5.00%	9.84%	1/3/2025	8,155	8,152	7,892
Yellowstone Buyer Acquisition, LLC	+	(2)(3)	Consumer Goods: Durable	LIBOR	5.75%	10.07%	9/13/2027	39,500	38,851	37,922
First Lien Debt Total									$948,103	$902,720
Equity Investments (0.0% of fair value)
DBI Holding, LLC	^		Transportation: Cargo					2,961	$—	$—
DBI Holding, LLC	^		Transportation: Cargo					13,996	5,364	—
Equity Investments Total									$5,364	$—
Total Investments									$953,467	$902,720
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
Debt
The Credit Fund and Credit Fund Sub are party to separate credit facilities as described below. Until its termination on June 28, 2022, Credit Fund Warehouse II was party to the Credit Fund Warehouse II Facility, as described below. As of June 30, 2023 and December 31, 2022, Credit Fund and Credit Fund Sub were in compliance with all covenants and other requirements of their respective credit facility agreements. Below is a summary of the borrowings and repayments under the credit facilities for the three and six months ended June 30, 2023 and 2022, and the outstanding balances under the credit facilities for the respective periods.

	Credit Fund Facility		Credit Fund Sub Facility		Credit Fund Warehouse II Facility
	2023	2022	2023	2022	2023	2022
Three Months Ended June 30,
Outstanding Borrowing, beginning of period	$—	$—	$517,221	$477,621	$—	$76,708
Borrowings	—	—	5,000	87,000	—	—
Repayments	—	—	(23,000)	(32,000)	—	(76,708)
Outstanding Borrowing, end of period	$—	$—	$499,221	$532,621	$—	$—

Six Months Ended June 30,
Outstanding Borrowing, beginning of period	$—	$—	$588,621	$514,621	$—	$86,030
Borrowings	—	—	14,000	87,000	—	—
Repayments	—	—	(103,400)	(69,000)	—	(86,030)
Outstanding Borrowing, end of period	$—	$—	$499,221	$532,621	$—	$—
Credit Fund Facility. On June 24, 2016, Credit Fund closed on the Credit Fund Facility, which was subsequently amended on June 5, 2017, October 2, 2017, November 3, 2017, June 22, 2018, June 29, 2018, February 21, 2019, March 20, 2020, February 22, 2021, May 19, 2022, and May 21, 2023 pursuant to which Credit Fund may from time to time request mezzanine loans from the Company. The maximum principal amount of the Credit Fund Facility is $100,000 ($175,000 prior to the May 21, 2023 amendment), subject to availability under the Credit Fund Facility, which is based on certain advance rates multiplied by the value of Credit Fund’s portfolio investments net of certain other indebtedness that Credit Fund may incur in accordance with the terms of the Credit Fund Facility. Proceeds of the Credit Fund Facility may be used for general corporate purposes, including the funding of portfolio investments. Amounts drawn under the Credit Fund Facility bear interest at the greater of zero and LIBOR plus an applicable spread of 9.00% and such interest payments are made quarterly. The availability period under the Credit Fund Facility will terminate on May 21, 2025, (May 21, 2023 prior to the May 21, 2023 amendment), which is also its maturity date upon which Credit Fund is obligated to repay any outstanding borrowings.

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
Credit Fund II Senior Notes
On November 3, 2020 and as amended on December 29, 2021, June 30, 2022 and August 4, 2023, Credit Fund II Sub closed on the Credit Fund II Senior Notes (the “Credit Fund II Senior Notes”) with lenders. The Credit Fund II Senior Notes provides for secured borrowings totaling $157,500 with two tranches, A-1 and A-2 outstanding. The facility is secured by a first lien security interest in substantially all of the portfolio investments held by Credit Fund II Sub. The maturity date of the Credit Fund II Senior Notes is November 3, 2030. Amounts issued for the Class A-1 notes totaled $147,500 and bear interest at a rate of Term SOFR plus 2.85%, and amounts issued for the Class A-2 notes totaled $10,000 and bear interest at Term SOFR plus 3.35%. The A-1 Notes were rated AAA, and the A-2 Notes were rated AA by DBRS Morningstar. The terms of the Credit Fund II Senior Notes provide that as loans pay down, up to $100,000 is available from principal proceeds for reinvestment, and then the investment principal proceeds are used to directly pay down the principal balance on the Credit Fund II Senior Notes. As of June 30, 2023 and December 31, 2022, Credit Fund II Sub was in compliance with all covenants and other requirements of its respective credit agreements.
Selected Financial Data
Since inception of Credit Fund II and through June 30, 2023, the Company and CCLF made capital contributions of $78,096 and $12,709 in members’ equity, respectively, to Credit Fund II. Below is certain summarized consolidated information for Credit Fund II as of June 30, 2023 and December 31, 2022.

	As of
	June 30, 2023	December 31, 2022
Selected Consolidated Balance Sheet Information:
ASSETS
Investments, at fair value (amortized cost of $240,991 and $250,134, respectively)	$227,985	$244,739
Cash and cash equivalents(1)	17,287	2,078
Other assets	2,538	5,825
Total assets	$247,810	$252,642
LIABILITIES AND MEMBERS’ EQUITY
Notes payable, net of unamortized debt issuance costs of $733 and $783, respectively	$156,765	$156,717
Other liabilities	11,552	9,212
Total members' equity(2)	79,493	86,713
Total liabilities and members’ equity	$247,810	$252,642
(1) As of June 30, 2023 and December 31, 2022, all of Credit Fund II's cash and cash equivalents was restricted.
(2) As of June 30, 2023 and December 31, 2022, the fair value of Company's ownership interest in the members' equity was $66,919 and $72,957, respectively.

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(unaudited)		(unaudited)
Selected Consolidated Statement of Operations Information:
Total investment income	$6,933	$4,594	$13,540	$9,080
Expenses
Interest and credit facility expenses	3,139	1,461	6,083	2,680
Other expenses	192	160	467	346
Total expenses	3,331	1,621	6,550	3,026
Net investment income (loss)	3,602	2,973	6,990	6,054
Net change in unrealized appreciation (depreciation) on investments	(5,531)	(1,171)	(7,611)	(2,600)
Net increase (decrease) resulting from operations	$(1,929)	$1,802	$(621)	$3,454

Below is a summary of Credit Fund II’s portfolio, followed by a listing of the loans in Credit Fund II’s portfolio as of June 30, 2023 and December 31, 2022:

	As of
	June 30, 2023	December 31, 2022
Senior secured loans(1)	$244,773	$253,310
Number of portfolio companies in Credit Fund II	33	35
Average amount per portfolio company(1)	$7,417	$7,237
Number of loans on non-accrual status	1	—
Fair value of loans on non-accrual status	$—	$—
Percentage of portfolio at floating interest rates(2)(3)	97.9%	97.9%
Percentage of portfolio at fixed interest rates(3)	2.1%	2.1%
Fair value of loans with PIK provisions	$2,811	$10,787
Percentage of portfolio with PIK provisions(3)	1.2%	4.4%
(1)At par/principal amount.
(2)Floating rate debt investments are generally subject to interest rate floors.
(3)Percentages based on fair value.

Consolidated Schedule of Investments as of June 30, 2023
Investments (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
First Lien Debt (89.3% of fair value)
Alpine Acquisition Corp II	^	(2)(3)(7)	Transportation: Cargo	SOFR	5.75%	11.01%	11/30/2026	$9,992	$9,657	$9,723
American Physician Partners, LLC	^	(2)(3)(7)(8)(9)	Healthcare & Pharmaceuticals	SOFR	10.25% (100% PIK)	15.52%	8/5/2022	9,789	9,078	—
Appriss Health, LLC	^	(2)(3)	Healthcare & Pharmaceuticals	LIBOR	6.75%	11.90%	5/6/2027	7,483	7,368	7,321
Apptio, Inc.	^	(2)(3)	Software	LIBOR	5.00%	10.20%	1/10/2025	5,357	5,324	5,357
Ascend Buyer, LLC	^	(2)(3)(7)	Containers, Packaging & Glass	SOFR	6.40%	11.79%	9/30/2028	9,031	8,889	8,791
Aurora Lux FinCo S.Á.R.L. (Luxembourg)	^	(2)(3)	Software	LIBOR	6.00%	11.27%	12/24/2026	4,289	4,228	4,055
BMS Holdings III Corp.	^	(2)(3)	Construction & Building	SOFR	5.50%	10.89%	9/30/2026	3,224	3,183	3,148
Chartis Holding, LLC	^	(2)(3)(7)	Business Services	SOFR	5.00%	10.22%	5/1/2025	9,772	9,762	9,719
Comar Holding Company, LLC	^	(2)(3)(7)	Containers, Packaging & Glass	SOFR	5.75%	10.70%	6/18/2024	8,576	8,544	7,948
Cority Software Inc. (Canada)	^	(2)(3)	Software	SOFR	5.00%	9.89%	7/2/2026	8,579	8,495	8,522
Cority Software Inc. (Canada)	^	(2)(3)	Software	SOFR	7.50%	11.89%	7/2/2026	1,300	1,297	1,297
Dwyer Instruments, Inc.	^	(2)(3)(7)	Capital Equipment	SOFR	5.75%	11.09%	7/21/2027	9,864	9,818	9,760
EvolveIP, LLC	^	(2)(3)(7)	Telecommunications	SOFR	5.50%	10.70%	6/7/2025	8,577	8,573	8,462
Harbour Benefit Holdings, Inc.	^	(2)(3)	Business Services	LIBOR	5.00%	10.39%	12/13/2024	9,776	9,760	9,716
Hoosier Intermediate, LLC	^	(2)(3)	Healthcare & Pharmaceuticals	LIBOR	5.50%	10.82%	11/15/2028	6,414	6,241	5,945
Integrity Marketing Acquisition, LLC	^	(2)(3)(7)	Diversified Financial Services	SOFR	6.05%	11.41%	8/27/2025	4,845	4,717	4,739
Integrity Marketing Acquisition, LLC	^	(2)(3)(7)	Diversified Financial Services	SOFR	6.02%	11.38%	8/27/2025	4,511	4,374	4,412
Material Holdings, LLC	^	(2)(3)(7)	Business Services	SOFR	6.00%	11.34%	8/19/2027	7,860	7,795	7,435
Maverick Acquisition, Inc.	^	(2)(3)	Aerospace & Defense	LIBOR	6.25%	11.44%	6/1/2027	7,860	7,734	6,383
NMI AcquisitionCo, Inc.	^	(2)(3)(7)	High Tech Industries	SOFR	5.75%	10.95%	9/6/2025	9,951	9,921	9,792
PF Atlantic Holdco 2, LLC	^	(2)(3)(7)	Leisure Products & Services	SOFR	5.50%	10.89%	11/12/2027	9,899	9,632	9,749
PXO Holdings I Corp.	^	(2)(3)(7)	Chemicals, Plastics & Rubber	SOFR	5.50%	10.85%	3/8/2028	9,950	9,795	9,701
Riveron Acquisition Holdings, Inc.	^	(2)(3)	Diversified Financial Services	LIBOR	5.75%	10.83%	5/22/2025	8,048	7,990	8,048
RSC Acquisition, Inc.	^	(2)(3)(7)	Diversified Financial Services	SOFR	5.50%	10.76%	11/1/2026	9,953	9,819	9,742
TCFI Aevex LLC	^	(2)(3)(7)	Aerospace & Defense	SOFR	6.00%	11.20%	3/18/2026	1,675	1,658	1,612
Turbo Buyer, Inc.	^	(2)(3)	Automotive	LIBOR	6.00%	11.59%	12/2/2025	7,967	7,876	7,853
U.S. Legal Support, Inc.	^	(2)(3)(7)	Business Services	SOFR	5.75%	11.14%	11/30/2024	6,138	6,132	6,036
US INFRA SVCS Buyer, LLC	^	(2)(3)	Environmental Industries	LIBOR	6.50%, 0.25% PIK	12.13%	4/13/2026	3,027	2,996	2,811
Westfall Technik, Inc.	^	(2)(3)	Chemicals, Plastics & Rubber	SOFR	6.75%	12.14%	9/13/2024	6,383	6,345	6,005
Wineshipping.com LLC	^	(2)(3)(7)	Beverage & Food	SOFR	5.75%	11.15%	10/29/2027	9,899	9,587	9,405
First Lien Debt Total									$216,588	$203,487

Consolidated Schedule of Investments as of June 30, 2023
Investments (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
Second Lien Debt (10.7% of fair value)
AI Convoy S.A.R.L (United Kingdom)	^	(2)(3)	Aerospace & Defense	LIBOR	8.25%	13.64%	1/17/2028	$5,514	$5,432	$5,596
AP Plastics Acquisition Holdings, LLC	^	(2)(3)(7)	Chemicals, Plastics & Rubber	SOFR	7.50%	12.69%	8/10/2029	4,500	4,423	4,372
AQA Acquisition Holdings, Inc.	^	(2)(3)(7)	High Tech Industries	SOFR	7.50%	12.70%	3/3/2029	5,000	4,899	4,973
Quartz Holding Company	^	(2)(7)	Software	SOFR	8.00%	13.20%	4/2/2027	4,852	4,798	4,830
World 50, Inc.	^	(6)	Business Services	FIXED	11.50%	11.50%	1/9/2027	4,918	4,851	4,727
Second Lien Debt Total									$24,403	$24,498
Total Investments									$240,991	$227,985
^ Denotes that all or a portion of the assets are owned by Credit Fund II Sub. Credit Fund II Sub has entered into the Credit Fund II Sub Notes. The lenders of the Credit Fund II Sub Notes have a first lien security interest in substantially all of the assets of Credit Fund II Sub. Accordingly, such assets are not available to creditors of Credit Fund II.
(1)    Unless otherwise indicated, issuers of investments held by Credit Fund II are domiciled in the United States. As of June 30, 2023, the geographical composition of investments as a percentage of fair value was 4.3% in Canada, 1.8% in Luxembourg, 2.4% in the United Kingdom and 91.5% in the United States. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR, the Secured Overnight Financing Rate (“SOFR”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, Credit Fund II has indicated the reference rate used and provided the spread and the interest rate in effect as of June 30, 2023. As of June 30, 2023, the reference rates for Credit Fund II's variable rate loans were the 30-day LIBOR at 5.22%, the 90-day LIBOR at 5.55%, the 180-day LIBOR at 5.76%, the 30-day SOFR at 5.14%, the 90-day SOFR at 5.27%, and the 180-day SOFR at 5.39%.
(3)Loan includes interest rate floor feature, which generally ranges from 0.50% to 1.00%.
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
(8)Loan is in forbearance as of June 30, 2023.
(9)Loan was on non-accrual status as of June 30, 2023.

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
7. BORROWINGS
The Company is party to the Credit Facility, as described below. In accordance with the Investment Company Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 150% after such borrowing. For the purposes of the asset coverage ratio under the Investment Company Act, the Preferred Stock, as defined in Note 1, is considered a senior security and is included in the denominator of the calculation. As of June 30, 2023 and December 31, 2022, asset coverage was 177.99% and 176.79%, respectively, and the Company is in compliance with all covenants and other requirements of the credit facility agreement.
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
Subject to certain exceptions, the Credit Facility is secured by a first lien security interest in substantially all of the portfolio investments held by the Company. The Credit Facility includes customary covenants, including certain financial covenants related to asset coverage, shareholders’ equity and liquidity, certain limitations on the incurrence of additional indebtedness and liens, and other maintenance covenants, as well as usual and customary events of default for senior secured revolving credit facilities of this nature. As of June 30, 2023 and December 31, 2022, the Company was in compliance with all covenants and other requirements of the Credit Facility.
Below is a summary of the borrowings and repayments under the Credit Facility for the three and six months ended June 30, 2023 and 2022, and the outstanding balances under the Credit Facility for the respective periods.

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Outstanding Borrowing, beginning of period	$455,859	$359,679	$440,441	$407,655
Borrowings	30,000	144,000	74,792	202,500
Repayments	(87,500)	(55,500)	(118,141)	(159,746)
Foreign currency translation	1,882	(4,784)	3,149	(7,014)
Outstanding Borrowing, end of period	$400,241	$443,395	$400,241	$443,395

The Credit Facility consisted of the following as of June 30, 2023 and December 31, 2022:

	Total Facility	Borrowings Outstanding	Unused Portion(1)	Amount Available(2)
June 30, 2023	$745,000	$400,241	$344,759	$342,783
December 31, 2022	$688,000	$440,441	$247,559	$247,559
(1)The unused portion is the amount upon which commitment fees are based.
(2)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.

For the three and six months ended June 30, 2023 and 2022, the components of interest expense and credit facility fees were as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Interest expense	$7,143	$2,894	$14,359	$5,103
Facility unused commitment fee	258	297	488	630
Amortization of deferred financing costs and debt issuance costs	180	291	355	475
Total interest expense and credit facility fees	$7,581	$3,482	$15,202	$6,208
Cash paid for interest expense	$7,535	$3,251	$15,152	$5,475

Weighted average principal debt outstanding	$411,932	$383,763	$432,053	$366,205
Weighted average interest rate(1)	6.86%	2.98%	6.60%	2.77%
(1)Excludes facility unused commitment fee and amortization of deferred financing costs and debt issuance costs.

As of June 30, 2023 and December 31, 2022, the components of interest and credit facilities payable were as follows:

	As of
	June 30, 2023	December 31, 2022
Interest expense payable	$207	$1,131
Unused commitment fees payable	313	—
Interest and credit facilities payable	$520	$1,131

Weighted average interest rate (based on floating benchmark rates)	6.97%	6.04%
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
The interest rate on the Senior Notes is subject to increase (up to an additional 1.00% over the stated rate of such notes) in the event that, subject to certain exceptions, the Senior Notes cease to have an investment grade rating. The Company is obligated to offer to repay the notes at par if certain change in control events occur. The Senior Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. Interest expense on the Senior Notes for the three and six months ended June 30, 2023 and 2022 was $2,209 and $4,418, respectively.
The note purchase agreement, as supplemented by the first supplement, for the Senior Notes contains customary terms and conditions for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a business development company within the meaning of the Investment Company Act and a regulated investment company under the Code, minimum asset coverage ratio and interest coverage ratio, and prohibitions on certain fundamental changes at the Company or any subsidiary guarantor, as well as customary events of default with customary cure and notice, including, without limitation, nonpayment, breach of covenant, material breach of representation or warranty under the note purchase agreement, cross-acceleration under other indebtedness of the Company or certain significant subsidiaries, certain judgments and orders, and certain events of bankruptcy. As of June 30, 2023 and December 31, 2022, the Company was in compliance with these terms and conditions.
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
Effective June 30, 2023, the 2015-1R Notes were amended to transition the benchmark rate to the Term SOFR Rate plus a Term SOFR adjustment. The amendment is effective at the commencement of the next succeeding interest accrual period following the date of the amendment.
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
Pursuant to the Collateral Management Agreement, the 2015-1 Issuer pays management fees (comprised of base management fees, subordinated management fees and incentive management fees) to the Investment Adviser for rendering collateral management services. As per the Collateral Management Agreement, for the period the Company retains all of the 2015-1 Issuer Preferred Interests, the Investment Adviser does not earn management fees for providing such collateral management services. The Company currently retains all of the 2015-1 Issuer Preferred Interests, thus the Investment Adviser did not earn any management fees from the 2015-1 Issuer for the three and six months ended June 30, 2023 and 2022. Any such waived fees may not be recaptured by the Investment Adviser.
Pursuant to an undertaking by the Company in connection with the 2015-1 Debt Securitization Refinancing, the Company has agreed to hold on an ongoing basis the 2015-1 Issuer Preferred Interests with an aggregate dollar purchase price at least equal to 5% of the aggregate outstanding amount of all collateral obligations by the 2015-1 Issuer for so long as any securities of the 2015-1 Issuer remain outstanding. As of June 30, 2023, the Company was in compliance with its undertaking.
As of June 30, 2023, the 2015-1R Notes were secured by 79 first lien and second lien senior secured loans with a total fair value of approximately $548,838 and cash of $16,382. The pool of loans in the securitization must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture governing the 2015-1R Notes.

The carrying value of the 2015-1R Notes as of June 30, 2023 and December 31, 2022 is $447,152 and $447,029, respectively. The carrying value is presented net of unamortized debt issuance costs of $2,048 and $2,171 as of June 30, 2023 and December 31, 2022, respectively.
For the six months ended June 30, 2023 and 2022, the effective annualized weighted average interest rates, which include amortization of debt issuance costs on the 2015-1R Notes, were 6.85% and 2.73%, respectively, based on floating LIBOR rates. As of June 30, 2023 and December 31, 2022 the weighted average interest rates were 7.12% and 6.00% respectively, based on floating LIBOR rates.
For the three and six months ended June 30, 2023 and 2022, the components of interest expense on the 2015-1R Notes were as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Interest expense	$7,986	$3,418	$15,341	$6,037
Amortization of deferred financing costs and debt issuance costs	62	61	124	123
Total interest expense and credit facility fees	$8,048	$3,479	$15,465	$6,160
Cash paid for interest expense	$7,498	$2,592	$14,384	$5,265

As of June 30, 2023 and December 31, 2022, $6,577 and $5,618, respectively, of interest expense was included in interest and credit facility fees payable.

8. COMMITMENTS AND CONTINGENCIES
A summary of significant contractual payment obligations was as follows as of June 30, 2023 and December 31, 2022:

Payment Due by Period	June 30, 2023	December 31, 2022
Less than one year	$—	$—
1-3 years	190,000	190,000
3-5 years	400,241	440,441
More than 5 years	449,200	449,200
Total	$1,039,441	$1,079,641
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of June 30, 2023 and December 31, 2022 for any such exposure.
The Company has in the past, currently is and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments. The Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par / Principal Amount as of
	June 30, 2023	December 31, 2022
Unfunded delayed draw commitments	$79,211	$83,743
Unfunded revolving loan commitments	71,213	74,463
Total unfunded commitments	$150,424	$158,206

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
The Preferred Stock is convertible, in whole or in part, at the option of the holder of the Preferred Stock into the number of shares of common stock equal to the Liquidation Preference plus any accumulated but unpaid dividends, divided by an initial conversion price of $9.50, subject to certain adjustments to prevent dilution as set forth in the Company's articles supplementary (the “Articles Supplementary”) that establishes the terms of the Preferred Stock. The conversion price as of June 30, 2023 was $9.20. Effective as of May 5, 2023, the Company, with the approval of the Board of Directors, including a majority of the Independent Directors, has the option to redeem all of the Preferred Stock for cash consideration equal to the Liquidation Preference plus any accumulated but unpaid dividends. The holders of the Preferred Stock have the right to convert all or a portion of their shares of Preferred Stock prior to the date fixed for such redemption. Effective as of May 5, 2027, the holders of the Preferred Stock have the option to require the Company to redeem any or all of the then-outstanding Preferred Stock upon 90 days’ notice. The form of consideration used in any such redemption is at the option of the Board of Directors, including a majority of the Independent Directors, and may be cash consideration equal to the Liquidation Preference plus any accumulated but unpaid dividends, or shares of common stock. Holders also have the right to redeem the Preferred Stock upon a Change in Control (as defined in the Articles Supplementary).
The following table summarizes the Company’s dividends declared on the Preferred Stock during the two most recent fiscal years and the current fiscal year to-date. Unless otherwise noted, dividends were declared and paid, or are payable, in cash.

Date Declared	Record Date	Payment Date	Per Share Amount
2021
March 31, 2021	March 31, 2021	March 31, 2021	$0.438
June 30, 2021	June 30, 2021	June 30, 2021	$0.438
September 30, 2021	September 30, 2021	September 30, 2021	$0.438
December 29, 2021	December 31, 2021	December 31, 2021	$0.438
Total			$1.752
2022
March 25, 2022	March 31, 2022	March 31, 2022	$0.438
June 27, 2022	June 30, 2022	June 30, 2022	$0.438
September 22, 2022	September 30, 2022	September 30, 2022	$0.438
December 16, 2022	December 30, 2022	December 30, 2022	$0.438
Total			$1.752
2023
March 23, 2023	March 31, 2023	March 31, 2023	$0.438
June 27, 2023	June 30, 2023	June 30, 2023	$0.438
Total			$0.876
Company Stock Repurchase Program
On August 1, 2022, the Company's Board of Directors approved the continuation of the Company's stock repurchase program (the “Company Stock Repurchase Program”) until November 5, 2023, or until the approved dollar amount has been used to repurchase shares of common stock, and increased the size of the Company Stock Repurchase Program by $50 million to an aggregate amount of $200 million. This program may be suspended, extended, modified or discontinued by the Company at any time, subject to applicable law. The Company's Stock Repurchase Program was originally approved by the Company's Board of Directors on November 5, 2018 and announced on November 6, 2018. Since the inception of the Company Stock Repurchase Program through June 30, 2023, the Company has repurchased 11,773,718 shares of the Company's common stock at an average cost of $13.40 per share, or $157,737 in the aggregate, resulting in accretion to net assets per share of $0.65.

Changes in Net Assets
For the three months ended June 30, 2023, the Company did not repurchase and extinguish shares. For the six months ended June 30, 2023, the Company repurchased and extinguished 265,195 shares for $3,993. The following tables summarize capital activity for the three and six months ended June 30, 2023:

	Preferred Stock		Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount	Shares	Amount
Balance, April 1, 2023	2,000,000	$50,000	50,794,941	$508	$1,018,234	$(1,633)	$46,443	$(142,429)	$(52,930)	$918,193
Repurchase of common stock	—	—	—	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	—	—	—	27,175	—	—	27,175
Net realized gain (loss)	—	—	—	—	—	—	—	(7,946)	—	(7,946)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	—	—	—	(14,516)	(14,516)
Dividends declared on common stock and preferred stock	—	—	—	—	—	—	(23,225)	—	—	(23,225)
Balance, June 30, 2023	2,000,000	$50,000	50,794,941	$508	$1,018,234	$(1,633)	$50,393	$(150,375)	$(67,446)	$899,681

	Preferred Stock		Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount	Shares	Amount
Balance, January 1, 2023	2,000,000	$50,000	51,060,136	$511	$1,022,224	$(1,633)	$43,097	$(129,061)	$(67,715)	$917,423
Repurchase of common stock	—	—	(265,195)	(3)	(3,990)	—	—	—	—	(3,993)
Net investment income (loss)	—	—	—	—	—	—	53,745	—	—	53,745
Net realized gain (loss)	—	—	—	—	—	—	—	(21,314)	—	(21,314)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	—	—	—	269	269
Dividends declared on common stock and preferred stock	—	—	—	—	—	—	(46,449)	—	—	(46,449)
Balance, June 30, 2023	2,000,000	$50,000	50,794,941	$508	$1,018,234	$(1,633)	$50,393	$(150,375)	$(67,446)	$899,681

For the three and six months ended June 30, 2022, the Company repurchased and extinguished 498,947 and 994,243 shares, respectively, for $6,968 and $13,976, respectively. The following tables summarize capital activity for the three and six months ended June 30, 2022:

	Preferred Stock		Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount	Shares	Amount
Balance, April 1, 2022	2,000,000	$50,000	52,647,158	$527	$1,045,424	$(1,633)	$23,142	$(117,826)	$(49,094)	$950,540
Repurchase of common stock	—	—	(498,947)	(6)	(6,962)	—	—	—	—	(6,968)
Net investment income (loss)	—	—	—	—	—	—	21,870	—	—	21,870
Net realized gain (loss)	—	—	—	—	—	—	—	15	—	15
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	—	—	—	(17,220)	(17,220)
Dividends declared on common stock and preferred stock	—	—	—	—	—	—	(21,744)	—	—	(21,744)
Balance, June 30, 2022	2,000,000	$50,000	52,148,211	$521	$1,038,462	$(1,633)	$23,268	$(117,811)	$(66,314)	$926,493

	Preferred Stock		Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount	Shares	Amount
Balance, January 1, 2022	2,000,000	$50,000	53,142,454	$532	$1,052,427	$(1,633)	$19,562	$(123,297)	$(48,787)	$948,804
Repurchase of common stock	—	—	(994,243)	(11)	(13,965)	—	—	—	—	(13,976)
Net investment income (loss)	—	—	—	—	—	—	47,389	—	—	47,389
Net realized gain (loss)	—	—	—	—	—	—	—	5,486	—	5,486
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	—	—	—	(17,527)	(17,527)
Dividends declared	—	—	—	—	—	—	(43,683)	—	—	(43,683)
Balance, June 30, 2022	2,000,000	$50,000	52,148,211	$521	$1,038,462	$(1,633)	$23,268	$(117,811)	$(66,314)	$926,493
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

	Three months ended June 30,
	2023		2022
	Basic	Diluted(1)	Basic	Diluted(1)
Net increase (decrease) in net assets resulting from operations attributable to Common Stockholders	$3,838	$3,838	$3,790	$3,790
Weighted-average common shares outstanding	50,794,941	50,794,941	52,421,296	52,421,296
Basic and diluted earnings per share	$0.08	$0.08	$0.07	$0.07
(1)Diluted earnings per share were anti-dilutive for the period presented.

	Six months ended June 30,
	2023		2022
	Basic	Diluted	Basic	Diluted
Net increase (decrease) in net assets resulting from operations attributable to Common Stockholders	$30,950	$32,700	$33,598	$35,348
Weighted-average common shares outstanding	50,840,753	56,273,633	52,655,375	57,974,987
Basic and diluted earnings per share	$0.61	$0.58	$0.64	$0.61
The following table summarizes our updates to our dividend policy. Our dividend policy is subject to change by the Board of Directors in its sole discretion at any time.

Record Date	Base Dividend Per Share
September 30, 2020	$0.32
September 30, 2022	$0.34
December 30, 2022	$0.36
March 31, 2023	$0.37

The following table summarizes the Company’s dividends declared on its common stock during the two most recent fiscal years and the current fiscal year to-date:

Date Declared	Record Date	Payment Date	Per Common Share Amount
February 22, 2021	March 31, 2021	April 16, 2021	$0.32
February 22, 2021	March 31, 2021	April 16, 2021	$0.05	(1)
May 3, 2021	June 30, 2021	July 15, 2021	$0.32
May 3, 2021	June 30, 2021	July 15, 2021	$0.04	(1)
August 2, 2021	September 30, 2021	October 15, 2021	$0.32
August 2, 2021	September 30, 2021	October 15, 2021	$0.06	(1)
November 1, 2021	December 31, 2021	January 14, 2022	$0.32
November 1, 2021	December 31, 2021	January 14, 2022	$0.07	(1)
February 18, 2022	March 31, 2022	April 15, 2022	$0.32
February 18, 2022	March 31, 2022	April 15, 2022	$0.08	(1)
May 2, 2022	June 30, 2022	July 15, 2022	$0.32
May 2, 2022	June 30, 2022	July 15, 2022	$0.08	(1)
August 8, 2022	September 30, 2022	October 14, 2022	$0.34
August 8, 2022	September 30, 2022	October 14, 2022	$0.06	(1)
October 31, 2022	December 30, 2022	January 16, 2023	$0.36
October 31, 2022	December 30, 2022	January 16, 2023	$0.08	(1)
February 21, 2023	March 31, 2023	April 14, 2023	$0.37
February 21, 2023	March 31, 2023	April 14, 2023	$0.07	(1)
May 4, 2023	June 30, 2023	July 18, 2023	$0.37
May 4, 2023	June 30, 2023	July 18, 2023	$0.07	(1)
(1)Represents a special/supplemental dividend.

10. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of consolidated financial highlights for the six months ended June 30, 2023 and 2022:

	Six months ended June 30,
	2023	2022
Per Common Share Data:
Net asset value per common share, beginning of period	$16.99	$16.91
Net investment income (loss)(1)	1.02	0.87
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	(0.41)	(0.23)
Net increase (decrease) in net assets resulting from operations	0.61	0.64
Dividends declared(2)	(0.88)	(0.80)
Accretion due to share repurchases	0.01	0.06
Net asset value per common share, end of period	$16.73	$16.81
Market price per common share, end of period	$14.56	$12.70
Number of common shares outstanding, end of period	50,794,941	52,148,211
Total return based on net asset value(3)	4.60%	4.14%
Total return based on market price(4)	8.08%	(1.68)%
Net assets attributable to Common Stockholders, end of period	$849,681	$876,493
Ratio to average net assets attributable to Common Stockholders(5):
Expenses before incentive fees	6.22%	3.92%
Expenses after incentive fees	7.51%	5.01%
Net investment income (loss)	6.24%	5.31%
Interest expense and credit facility fees	4.08%	1.88%
Ratios/Supplemental Data:
Asset coverage, end of period	177.99%	177.39%
Portfolio turnover	5.38%	16.20%
Weighted-average shares outstanding	50,840,753	52,655,375

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

11. LITIGATION
The Company may become party to certain lawsuits in the ordinary course of business. The Company does not believe that the outcome of current matters, if any, will materially impact the Company or its consolidated financial statements. As of June 30, 2023 and December 31, 2022, the Company was not subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company.
In addition, portfolio investments of the Company could be the subject of litigation or regulatory investigations in the ordinary course of business. The Company does not believe that the outcome of any current contingent liabilities of its portfolio investments, if any, will materially affect the Company or these consolidated financial statements.

12. TAX

The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of June 30, 2023 and December 31, 2022.
In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. As of June 30, 2023 and December 31, 2022, the Company had filed tax returns and therefore is subject to examination.
The Company’s taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate. The estimated tax character of dividends declared on preferred stock and common stock for six months ended June 30, 2023 and 2022 was as follows:

	Six months ended June 30,
	2023	2022
Ordinary income	$46,449	$43,683
Tax return of capital	$—	$—
13. SUBSEQUENT EVENTS
Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed below and elsewhere in the consolidated financial statements.
On August 3, 2023, the Board of Directors declared a base quarterly common dividend of $0.37 per share plus a supplemental common dividend of $0.07 per share, which are payable on October 17, 2023 to common stockholders of record on September 29, 2023.

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
We are externally managed by our Investment Adviser, an investment adviser registered under the Investment Advisers Act of 1940, as amended. Our Administrator provides the administrative services necessary for us to operate. Both our Investment Adviser and our Administrator are wholly owned subsidiaries of Carlyle Investment Management L.L.C., a subsidiary of Carlyle. The Investment Committee is responsible for reviewing and approving our investment opportunities. The members of the Investment Committee include several of the most senior credit professionals within the Global Credit segment, with backgrounds and expertise across multiple asset classes with significant industry experience and tenure. As of June 30, 2023, our Investment Adviser’s investment team included a team of 211 investment professionals across the Carlyle Global Credit segment. The Investment Committee has delegated approval of certain amendments, follow-on investments with existing borrowers, investments below certain size thresholds (existing or new platforms), and other matters as determined by the

Investment Committee to the Screening Committee. In addition, our Investment Adviser and its investment team are supported by a team of finance, operations and administrative professionals currently employed by Carlyle Employee Co., a wholly owned subsidiary of Carlyle. In conducting our investment activities, we believe that we benefit from the significant scale, relationships and resources of Carlyle, including our Investment Adviser and its affiliates.
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
Expenses
Our primary operating expenses include the payment of: (i) investment advisory fees, including base management fees and incentive fees, to our Investment Adviser pursuant to the investment advisory agreement between us and our Investment Adviser (as amended, the “Investment Advisory Agreement”); (ii) debt service and other costs of borrowings or other financing arrangements; (iii) costs and other expenses and our allocable portion of overhead incurred by our Administrator in performing its administrative obligations under the Administration Agreement between us and our Administrator; and (iv) other operating expenses summarized below:

•administration fees payable under our Administration Agreement and Sub-Administration Agreements, including related expenses;
•the costs of any offerings of our common stock and other securities, if any;
•calculating individual asset values and our net asset value (including the cost and expenses of any independent valuation firms);
•expenses, including travel expenses, incurred by our Investment Adviser, or members of our Investment Adviser team managing our investments, or payable to third parties, performing due diligence on prospective portfolio companies;
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
•transfer agent and custodial fees;
•commissions and other compensation payable to brokers or dealers;
•U.S. federal, state and local taxes;
•independent director fees and expenses;
•costs of preparing financial statements and maintaining books and records, costs of preparing tax returns, costs of Sarbanes-Oxley Act compliance and attestation and costs of filing reports or other documents with the SEC (or other regulatory bodies), and other reporting and compliance costs, including federal and state registration and any applicable listing fees;
•the costs of any reports, proxy statements or other notices to our stockholders and the costs of any stockholders’ meetings;
•the costs of specialty and custom software for monitoring risk, compliance and overall portfolio;
•fidelity bond, liability insurance, and any other insurance premiums;
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
PORTFOLIO AND INVESTMENT ACTIVITY
Below is a summary of certain characteristics of our investment portfolio as of June 30, 2023 and December 31, 2022.

	As of
	June 30, 2023	December 31, 2022
Number of investments	174	173
Number of portfolio companies / investment funds	130	134
Number of industries	26	28
Percentage of total investment fair value:
First lien debt	67.1%	68.6%
Second lien debt	14.0%	13.3%
Total secured debt	81.1%	81.9%
Investment Funds	13.5%	13.3%
Equity investments	5.4%	4.8%
Percentage of debt investment fair value:
Floating rate(1)	98.9%	98.5%
Fixed interest rate	1.1%	1.5%
(1)Primarily subject to interest rate floors.

Our investment activity for the three months ended June 30, 2023 and 2022 is presented below (information presented herein is at amortized cost unless otherwise indicated):

	Three months ended June 30,
	2023	2022
Investments:
Total investments, beginning of period	$2,027,648	$1,920,253
New investments purchased	47,963	196,031
Net accretion of discount on investments	1,929	2,761
Net realized gain (loss) on investments	(7,991)	54
Investments sold or repaid	(106,405)	(160,798)
Total Investments, end of period	$1,963,144	$1,958,301
Principal amount of investments funded:
First Lien Debt	$44,511	$198,625
Second Lien Debt	4,825	430
Equity Investments(1)	1,630	51
Total	$50,966	$199,106
Principal amount of investments sold or repaid:
First Lien Debt	$(106,038)	$(156,301)
Second Lien Debt	—	(5,000)
Equity Investments(1)	(1,495)	(51)
Total	$(107,533)	$(161,352)
Number of new funded debt investments(2)	2	11
Average amount of new funded debt investments	$11,002	$11,497
(1)Based on cost/proceeds of equity activity. The prior period has been conformed to the current presentation.
(2)For the three months ended June 30, 2023 and 2022, 100% of new funded debt investments were at floating interest rates.
As of June 30, 2023 and December 31, 2022, investments consisted of the following:

	June 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt	$1,328,460	$1,272,650	$1,416,343	$1,359,962
Second Lien Debt	269,185	265,536	271,266	262,703
Equity Investments	94,402	102,214	91,269	94,190
Investment Funds	271,097	256,020	271,097	263,022
Total	$1,963,144	$1,896,420	$2,049,975	$1,979,877

The weighted average yields(1) for our first lien debt, second lien debt and income producing investments, based on the amortized cost and fair value as of June 30, 2023 and December 31, 2022, were as follows:

	June 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt	12.4%	12.8%	11.5%	11.9%
Second Lien Debt	13.5%	13.6%	12.8	13.2
First and Second Lien Debt Total	12.6%	12.9%	11.7%	12.1%
Total Debt and Income Producing Investments(2)	12.6%	12.9%	11.8%	12.2%
(1)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of June 30, 2023 and December 31, 2022. Weighted average yield on debt and income producing investments at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount (“OID”) and market discount earned, divided by (b) total fair value included in such securities. Weighted average yield on debt and income producing investments at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned, divided by (b) total amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above. Effective March 31, 2023, weighted average yields exclude investments placed on non-accrual status. Prior periods were conformed to the current presentation. Inclusive of all debt and income producing investments and investments on non-accrual status, the weighted average yield on amortized cost was 12.2% and 11.4% as of June 30, 2023 and December 31, 2022, respectively.
(2)Income Producing Investments include Credit Fund and Credit Fund II, as well as income producing equity investments.
Total weighted average yields (which includes the effect of accretion of discount and amortization of premiums) of our first lien debt, second lien debt and income producing investments as measured on an amortized cost basis increased from 11.8% to 12.6% from December 31, 2022 to June 30, 2023. The increase in weighted average yields was primarily due to the impact of rising benchmark interest rates.
As of June 30, 2023 and December 31, 2022, four and three of our debt investments, respectively, were on non-accrual status. The remaining first and second lien debt investments were performing and current on their interest payments as of June 30, 2023 and December 31, 2022. The following table summarizes the fair value of our performing and non-accrual/non-performing investments as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
	Fair Value	Percentage	Fair Value	Percentage
Performing	$1,861,759	98.2%	$1,921,945	97.1%
Non-accrual(1)	34,661	1.8	57,932	2.9
Total	$1,896,420	100.0%	$1,979,877	100.0%

(1)For information regarding our non-accrual policy, see Note 2, Significant Accounting Policies, to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.
See the Consolidated Schedules of Investments as of June 30, 2023 and December 31, 2022 in our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on these investments, including a list of companies and type and amount of investments.
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

Our Investment Adviser monitors and, when appropriate, changes the risk ratings assigned to each debt investment in our portfolio. Our Investment Adviser reviews our investment ratings in connection with our quarterly valuation process. The below table summarizes the Internal Risk Ratings as of June 30, 2023 and December 31, 2022.

	June 30, 2023		December 31, 2022
	Fair Value	% of Fair Value	Fair Value	% of Fair Value
(dollar amounts in millions)
Internal Risk Rating 1	$28.6	1.9%	$30.7	1.9%
Internal Risk Rating 2	1,248.0	81.1	1,280.1	78.8
Internal Risk Rating 3	226.9	14.7	254.0	15.7
Internal Risk Rating 4	34.7	2.3	48.6	3.0
Internal Risk Rating 5	—	—	9.3	0.6
Total	$1,538.2	100.0%	$1,622.7	100.0%

As of both June 30, 2023 and December 31, 2022, the weighted average Internal Risk Rating of our debt investment portfolio was 2.2, respectively. As of June 30, 2023, four of our debt investments, with an aggregate fair value of $34.7 million were assigned an Internal Risk Rating of 4-5.  As of December 31, 2022, three of our debt investments, with an aggregate fair value of $57.9 million were assigned an Internal Risk Rating of 4-5.
CONSOLIDATED RESULTS OF OPERATIONS
The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and losses and net change in unrealized appreciation and depreciation. As a result, quarterly comparisons may not be meaningful.
Net Investment Income
Net investment income (loss) for the three and six months ended June 30, 2023 and 2022 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Total investment income	$60,065	$44,568	$118,440	$92,077
Total expenses (including Excise tax expense)	(32,890)	(22,698)	(64,695)	(44,688)
Net investment income (loss)	$27,175	$21,870	$53,745	$47,389
The increase in net investment income for the three and six months ended June 30, 2023 from the comparable periods in 2022 was primarily driven by the changes discussed below.
Investment Income
Investment income for the three and six months ended June 30, 2023 and 2022 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Investment income
Interest income	$46,154	$31,682	$91,102	$65,710
PIK income	4,716	3,728	8,904	7,449
Dividend Income	8,276	7,524	16,552	15,048
Other income	919	1,634	1,882	3,870
Total investment income	$60,065	$44,568	$118,440	$92,077
The increase in investment income for the three and six months ended June 30, 2023 from the comparable periods in 2022 was primarily driven by an increase in interest income from higher weighted average interest rates, partially offset by a decrease in other income. As of June 30, 2023, the size of our portfolio increased to $1,963,144 from $1,958,301 as of June 30,

2022, at amortized cost. As of June 30, 2023, the weighted average yield of our first and second lien debt investments increased to 12.6% from 8.8% as of June 30, 2022 on amortized cost.
Interest and PIK income on our first and second lien debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of June 30, 2023 and 2022, four and three of our debt investments, respectively, were on non-accrual status. Non-accrual investments had a fair value of $34,661 and $75,819, respectively, which represented approximately 1.8% and 4.0% of total investments at fair value, respectively, as of June 30, 2023 and 2022. The remaining first and second lien debt investments were performing and current on their interest payments as of June 30, 2023 and 2022.
The decrease in other income for the three and six months ended June 30, 2023 from the comparable periods in 2022 was primarily driven by lower amendment and prepayment fees.
The increase in dividend income for the three and six months ended June 30, 2023 from the comparable periods in 2022 was primarily driven by an increase in dividends declared by the investment funds as a result of higher net investment income each investment fund earned.
Expenses
Expenses for the three and six months ended June 30, 2023 and 2022 comprised the following:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Base management fees	$7,185	$7,113	$14,421	$14,163
Incentive fees	5,593	4,458	11,065	9,686
Professional fees	523	752	1,212	1,535
Administrative service fees	469	461	497	867
Interest expense and credit facility fees	17,873	9,170	35,154	16,786
Directors’ fees and expenses	107	186	230	346
Other general and administrative	490	382	943	776
Excise tax expense	650	176	1,173	529
Total expenses (including Excise tax expense)	$32,890	$22,698	$64,695	$44,688
Below is a summary of the base management fees and incentive fees incurred during the three and six months ended June 30, 2023 and 2022.

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Base management fees	$7,185	$7,113	$14,421	$14,163
Incentive fees on pre-incentive fee net investment income	5,593	4,458	11,065	9,686
Total base management fees and incentive fees	$12,778	$11,571	$25,486	$23,849
The increase in incentive fees related to pre-incentive fee net investment income for the three and six months ended June 30, 2023 from the comparable periods in 2022 was driven by higher pre-incentive fee net investment income. Base management fees for the three and six months ended June 30, 2023 remained consistent with the comparable periods in 2022.
For the three and six months ended June 30, 2023 and 2022, there were no accrued capital gains incentive fees based upon the cumulative net realized and unrealized appreciation (depreciation) as of June 30, 2023 and 2022. The accrual for any capital gains incentive fee under accounting principles generally accepted in the United States (“U.S. GAAP”) in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. See Note 4, Related Party Transactions, to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on the incentive and base management fees.

Interest expense and credit facility fees for the three and six months ended June 30, 2023 and 2022 comprised the following:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Interest expense	$17,339	$8,582	$34,119	$15,681
Facility unused commitment fee	257	297	487	630
Amortization of deferred financing costs and debt issuance costs	277	291	548	475
Total interest expense and credit facility fees	$17,873	$9,170	$35,154	$16,786
Cash paid for interest expense and credit facility fees	17,242	8,052	$33,954	$15,442

Average principal debt outstanding	$1,051,132	$1,022,963	$1,071,253	$1,005,405
Weighted average interest rate	6.53%	3.32%	6.34%	3.08%
The increase in interest expense and credit facility fees for the three and six months ended June 30, 2023 compared to the comparable periods in 2022 was primarily driven by higher weighted average interest rates due to higher benchmark rates.
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
Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation)
During the three months ended June 30, 2023, we had realized gains on 5 investments, totaling approximately $1,209, which was offset by realized losses on 7 investments, totaling approximately $9,200. During the three months ended June 30, 2022, we had realized gains on 4 investments, totaling approximately $1,515, partially offset by realized losses on 7 investments totaling $1,461. During the six months ended June 30, 2023, we had realized gains on 9 investments, totaling approximately $1,447, which was offset by realized losses on 12 investments, totaling approximately $22,753. During the six months ended June 30, 2022, we had realized gains on 11 investments, totaling approximately $7,354 and realized losses on 7 investments, totaling approximately $1,461.
During the three months ended June 30, 2023, we had a change in unrealized appreciation on 97 investments, totaling approximately $23,819, which was offset by a change in unrealized depreciation on 69 investments, totaling approximately $36,460. During the three months ended June 30, 2022, we had a change in unrealized appreciation on 28 investments, totaling approximately $13,158, which was offset by a change in unrealized depreciation on 124 investments, totaling approximately $35,110. During the six months ended June 30, 2023, we had unrealized appreciation on 110 investments, totaling approximately $54,686, which was offset by a change in unrealized depreciation on 66 investments, totaling approximately $51,312. During the six months ended June 30, 2022, we had unrealized appreciation on 37 investments, totaling approximately $25,628, which was offset by a change in unrealized depreciation on 135 investments, totaling approximately $50,152.
Net realized gain (loss) and net change in unrealized appreciation (depreciation) for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net realized gain (loss) on investments	$(7,991)	$54	$(21,306)	$5,893
Net change in unrealized appreciation (depreciation) on investments(1)	(12,641)	(21,952)	3,374	(24,524)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	$(20,632)	$(21,898)	$(17,932)	$(18,631)
Net realized currency gain (loss) on non-investment assets and liabilities	45	(39)	(8)	(407)
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	(1,875)	4,732	(3,105)	6,997
Net realized and unrealized gains (losses)	$(22,462)	$(17,205)	$(21,045)	$(12,041)

(1)For the three and six months ended June 30, 2023, net change in unrealized appreciation (depreciation) on investments included $1,839 and $3,142 related to currency gains (losses), respectively. For the three and six months ended June 30, 2022, net change in unrealized appreciation (depreciation) on investments included $(5,370) and $(7,169) related to currency gains (losses), respectively
Net realized gain (loss) and net change in unrealized appreciation (depreciation) by the type of investments for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three months ended June 30,				Six months ended June 30,
	2023		2022		2023		2022
Type	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)
First Lien Debt	$(9,180)	$(7,912)	$(504)	$(7,336)	$(22,609)	$571	$2,951	$(13,827)
Second Lien Debt	1	1,814	(956)	(9,163)	(48)	4,914	(956)	(11,221)
Equity Investments	1,188	(1,408)	1,514	(1,969)	1,351	4,891	3,898	(55)
Investment Funds	—	(5,135)	—	(3,487)	—	(7,002)	—	579
Total	$(7,991)	$(12,641)	$54	$(21,955)	$(21,306)	$3,374	$5,893	$(24,524)

The net realized loss in our investments for the three and six months ended June 30, 2023 was primarily driven by the exit of our investment in DermaRite and the restructuring of PPT Management Holdings. Net change in unrealized appreciation (depreciation) in our investments for the three and six months ended June 30, 2023 was primarily driven by the performance of our investment in American Physician Partners offset by the reversal of prior period unrealized losses on our investment in DermaRite and Bayside OPCP (formerly PPT Management). Net change in unrealized appreciation (depreciation) is also driven by changes in other inputs utilized under our valuation methodology, including, but not limited to, enterprise value multiples, borrower leverage multiples and borrower ratings, and the impact of exits.
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
Since inception of Credit Fund and through June 30, 2023 and December 31, 2022, we and Credit Partners each made capital contributions of $1 and $1 in members’ equity, respectively, and $216,000 and $216,000 in subordinated loans, respectively, to Credit Fund. On May 25, 2021, the Company and Credit Partners received an aggregate return of capital on the subordinated loans of $46,000, of which the Company received $23,000. The cost and fair value of our investment in Credit Fund was $193,001 and $189,101, respectively, as of June 30, 2023 and $193,001 and $190,065, respectively, as of December 31, 2022.
Our portion of the dividend declared by Credit Fund was $5,500 and $5,000 for the three months ended June 30, 2023 and 2022, respectively. Our portion of the dividend declared by Credit Fund was 11,000 and $10,000 for the six months ended June 30, 2023 and 2022, respectively. As of both June 30, 2023 and December 31, 2022, our annualized dividend yield from Credit Fund was 11.4%.

Below is a summary of Credit Fund’s portfolio as of June 30, 2023 and December 31, 2022:

	As of
	June 30, 2023	December 31, 2022
Senior secured loans(1)	$860,168	$955,605
Weighted average yields of senior secured loans based on amortized cost(2)	10.9%	10.0%
Weighted average yields of senior secured loans based on fair value(2)	11.5%	10.5%
Number of portfolio companies in Credit Fund	41	45
Average amount per portfolio company(1)	$20,980	$21,236
Number of loans on non-accrual status	2	—
Fair value of loans on non-accrual status	$5,566	$—
Percentage of portfolio at floating interest rates(3)(4)	100.0%	100.0%
Fair value of loans with PIK provisions	$34,774	$49,950
Percentage of portfolio with PIK provisions(4)	4.4%	5.5%
(1)At par/principal amount.
(2)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of June 30, 2023 and December 31, 2022. Weighted average yield on debt at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount (“OID”) and market discount earned, divided by (b) total fair value included in such securities. Weighted average yield on debt at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned, divided by (b) total amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above. Effective March 31, 2023, weighted average yields exclude investments placed on non-accrual status. Prior periods were conformed to the current presentation.
(3)Floating rate debt investments are generally subject to interest rate floors.
(4)Percentages based on fair value.
For both the three and six months ended June 30, 2023, the Company sold 3 investments to Credit Fund for proceeds of $18,237 and realized a loss of $94. For both the three and six months ended June 30, 2022, the Company sold three investments to Credit Fund for proceeds of $53,520 and realized a loss of $73. See Note 5, Middle Market Credit Fund, LLC, to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
Since inception of Credit Fund II and through June 30, 2023, we and CCLF made capital contributions of $78,096 and $12,709 in members’ equity, respectively, to Credit Fund II. The cost and fair value of our investment in Credit Fund II was $78,096 and $66,919, respectively, as of June 30, 2023 and $78,096 and $72,957, respectively, as of December 31, 2022.
Our portion of the dividend declared by Credit Fund II was 2,776 and 2,524 for the three months ended June 30, 2023 and 2022, respectively. Our portion of the dividend declared by Credit Fund II was 5,552 and 5,048 for the six months ended June 30, 2023 and 2022, respectively. As of both June 30, 2023 and December 31, 2022, our annualized dividend yield from Credit Fund II was 14.2%.

Below is a summary of Credit Fund II’s portfolio as of June 30, 2023 and December 31, 2022:

	As of
	June 30, 2023	December 31, 2022
Senior secured loans(1)	$244,773	$253,310
Weighted average yields of senior secured loans based on amortized cost(2)	11.8%	11.1%
Weighted average yields of senior secured loans based on fair value(2)	12.0%	11.3%
Number of portfolio companies in Credit Fund II	33	35
Average amount per portfolio company(1)	$7,417	$7,237
Number of loans on non-accrual status	1	—
Fair value of loans on non-accrual status	$—	$—
Percentage of portfolio at floating interest rates(3)(4)	97.9%	97.9%
Percentage of portfolio at fixed interest rates(4)	2.1%	2.1%
Fair value of loans with PIK provisions	$2,811	$10,787
Percentage of portfolio with PIK provisions(4)	1.2%	4.4%
(1)At par/principal amount.
(2)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of June 30, 2023 and December 31, 2022. Weighted average yield on debt at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount (“OID”) and market discount earned, divided by (b) total fair value included in such securities. Weighted average yield on debt at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned, divided by (b) total amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above. Effective March 31, 2023, weighted average yields exclude investments placed on non-accrual status. Prior periods were conformed to the current presentation.
(3)Floating rate debt investments are generally subject to interest rate floors.
(4)Percentages based on fair value.

For the three and six months ended June 30, 2023, the Company sold 4 and 5 investments, respectively, to Credit Fund II for proceeds of $10,749 and $20,589, respectively, and realized losses of $183 and $173, respectively. For both the three and six months ended June 30, 2022, the Company sold four investments to Credit Fund II for proceeds of $31,793 and a realized loss of $421. See Note 6, Middle Market Credit Fund II, LLC, to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
On December 30, 2019, we closed a private offering of $115.0 million in aggregate principal amount of 4.75% Senior Unsecured Notes due December 31, 2024 (the “2019 Notes”). On December 11, 2020, we issued an additional $75.0 million aggregate principal amount of senior unsecured notes due December 31, 2024 (the “2020 Notes”, together with the 2019 Notes, the “Senior Notes”). The 2020 Notes bear interest at an interest rate of 4.50%. We paid an affiliate of Carlyle a fee of $562 for underwriting services rendered in connection with the issuance of the 2020 Notes in the amount of 0.75% of the aggregate principal amount of the 2020 Notes. The interest rates of the Senior Notes are subject to increase (up to an additional 1.00% over the stated rate of such notes) in the event, subject to certain exceptions, the Senior Notes cease to have an investment grade rating. The Senior Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. For more information on the Senior Notes, see Note 7, Borrowings, to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
(f) $27,000 BBB- Class C Notes, which bear interest at the three-month LIBOR plus 4.00%; and
The Company received 100% of the $125,900 in nominal value of the non-interest bearing preferred interests issued by the 2015-1 Issuer (the “2015-1 Issuer Preferred Interests”) on the closing date of the 2015-1 Debt Securitization in exchange for the Company’s contribution to the 2015-1 Issuer of the initial closing date loan portfolio. Following the 2015-1 Debt Securitization Refinancing, the 2015-1 Issuer Preferred Interests were reduced by approximately $21,375 to approximately $104,525.
Effective June 30, 2023, the 2015-1R Notes were amended to transition the benchmark rate to the Term SOFR Rate plus a Term SOFR adjustment. The amendment is effective at the commencement of the next succeeding interest accrual period following the date of the amendment.
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
As of June 30, 2023 and December 31, 2022, we had $54,150 and $30,506, respectively, in cash, cash equivalents and restricted cash. The Credit Facility consisted of the following as of June 30, 2023 and December 31, 2022:

	Total Facility	Borrowings Outstanding	Unused Portion(1)	Amount Available(2)
June 30, 2023	$745,000	$400,241	$344,759	$342,783
December 31, 2022	$688,000	$440,441	$247,559	$247,559
(1)The unused portion is the amount upon which commitment fees are based.
(2)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.

The following were the carrying values (before debt issuance costs) and fair values of the Company’s 2015-1R Notes and Senior Notes as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Aaa/AAA Class A-1-1-R Notes	$234,800	$231,865	$234,800	$232,170
Aaa/AAA Class A-1-2-R Notes	50,000	49,645	50,000	49,655
Aaa/AAA Class A-1-3-R Notes	25,000	24,270	25,000	24,013
AA Class A-2-R Notes	66,000	64,376	66,000	63,802
A Class B Notes	46,400	44,813	46,400	44,465
BBB- Class C Notes	27,000	25,583	27,000	25,920
2019 Notes	115,000	104,864	115,000	105,496
2020 Notes	75,000	68,837	75,000	69,180
Total	$639,200	$614,253	$639,200	$614,701
As of June 30, 2023 and December 31, 2022, we had $1,039,441 and $1,079,641, respectively, of outstanding consolidated indebtedness under the Credit Facility, the 2015-1R Notes and the Senior Notes. Our annualized interest cost as of June 30, 2023 and December 31, 2022, was 6.50% and 5.78%, excluding fees (such as fees on undrawn amounts and amortization of upfront fees). For the three months ended June 30, 2023 and 2022, we incurred $17,873 and $9,170, respectively, of interest expense and credit facility fees. For the six months ended June 30, 2023 and 2022, we incurred $35,154 and $16,786, respectively, of interest expense and credit facility fees.
Our Credit Facility, the Senior Notes and the 2015-1R Notes impose financial and operating covenants that restrict our business activities, and provide for remedies on default and similar matters. As of June 30, 2023, we were in material compliance with the operating and financial covenants of our Credit Facility, the Senior Notes and the 2015-1R Notes. Although we believe we will continue to be in material compliance, we cannot assure you that we will continue to comply with the covenants in our Credit Facility, the Senior Notes and the 2015-1R Notes. Failure to comply with these covenants could result in a default. If we were unable to obtain a waiver of a default from the lenders or holders of that indebtedness, as applicable, those lenders or holders could accelerate repayment under that indebtedness, which may result in cross-acceleration of other indebtedness, and thereby have a material adverse effect on our business, financial condition and results of operations. Moreover, to the extent that we cannot meet our financing obligations, we risk the loss of some or all of our assets to liquidation or sale to satisfy the obligations. In such an event, we may be forced to sell assets at significantly depressed prices due to market conditions or otherwise, which may result in losses.
Equity Activity
Common shares issued and outstanding as of June 30, 2023 and December 31, 2022 were 50,794,941 and 51,060,136, respectively.
The following table summarizes activity in the number of shares of our common stock outstanding during the six months ended June 30, 2023 and 2022:

	Six months ended June 30,
	2023	2022
Common shares outstanding, beginning of period	51,060,136	53,142,454
Repurchase of common stock(1)	(265,195)	(994,243)
Common shares outstanding, end of period	50,794,941	52,148,211
(1) See Note 9, Net Assets, to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding the Company Stock Repurchase Program.

On May 5, 2020, we issued and sold 2,000,000 shares of Preferred Stock, par value $0.01, to an affiliate of Carlyle in a private placement at a price of $25 per share. Shares of Preferred Stock issued and outstanding were 2,000,000 as of both June 30, 2023 and December 31, 2022.

Dividends and Distributions
The following table summarizes our updates to our dividend policy. Our dividend policy is subject to change by the Board of Directors in its sole discretion at any time.

Record Date	Base Dividend Per Share
September 30, 2020	$0.32
September 30, 2022	$0.34
December 30, 2022	$0.36
March 31, 2023	$0.37
The following table summarizes our dividends declared per share of common stock during the two most recent fiscal years and the current fiscal year to-date:

Date Declared	Record Date	Payment Date	Per Share Amount
2021
February 22, 2021	March 31, 2021	April 16, 2021	$0.37	(1)
May 3, 2021	June 30, 2021	July 15, 2021	$0.36	(1)
August 2, 2021	September 30, 2021	October 15, 2021	$0.38	(1)
November 1, 2021	December 31, 2021	January 14, 2022	$0.39	(1)
Total			$1.50
2022
February 18, 2022	March 31, 2022	April 15, 2022	$0.40	(1)
May 2, 2022	June 30, 2022	July 15, 2022	$0.40	(1)
August 8, 2022	September 30, 2022	October 14, 2022	$0.40	(1)
October 31, 2022	December 30, 2022	January 16, 2023	$0.44	(1)
Total			$1.64
2023
February 21, 2023	March 31, 2023	April 14, 2023	$0.44	(1)
May 4, 2023	June 30, 2023	July 18, 2023	$0.44	(1)
Total			$0.88
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
The Preferred Stock is convertible, in whole or in part, at the option of the holder of the Preferred Stock into the number of shares of common stock equal to the Liquidation Preference plus any accumulated but unpaid dividends, divided by an initial conversion price of $9.50, subject to certain adjustments to prevent dilution as set forth in the Company's articles supplementary (the “Articles Supplementary”). The conversion price as of June 30, 2023 was $9.20. Effective as of May 5, 2023, the Company, with the approval of the Board of Directors, including a majority of the Independent Directors, has the option to redeem all of the Preferred Stock for cash consideration equal to the Liquidation Preference plus any accumulated but unpaid dividends. The holders of the Preferred Stock have the right to convert all or a portion of their shares of Preferred Stock prior to the date fixed for such redemption. Effective as of May 5, 2027, the holders of the Preferred Stock have the option to require the Company to redeem any or all of the then-outstanding Preferred Stock upon 90 days’ notice. The form of consideration used in any such redemption is at the option of the Board of Directors, including a majority of the Independent Directors, and may be cash consideration equal to the Liquidation Preference plus any accumulated but unpaid dividends, or shares of common stock. Holders also have the right to redeem the Preferred Stock upon a Change in Control (as defined in the Articles Supplementary).
The following table summarizes the Company’s dividends declared on the Preferred Stock during the two most recent fiscal years and the current fiscal year to-date. Unless otherwise noted, dividends were declared and paid, or are payable, in cash.

Date Declared	Record Date	Payment Date	Per Share Amount
2021
March 31, 2021	March 31, 2021	March 31, 2021	$0.438
June 30, 2021	June 30, 2021	June 30, 2021	$0.438
September 30, 2021	September 30, 2021	September 30, 2021	$0.438
December 29, 2021	December 31, 2021	December 31, 2021	$0.438
Total			$1.752
2022
March 25, 2022	March 31, 2022	March 31, 2022	$0.438
June 27, 2022	June 30, 2022	June 30, 2022	$0.438
September 22, 2022	September 30, 2022	September 30, 2022	$0.438
December 16, 2022	December 30, 2022	December 30, 2022	$0.438
Total			$1.752
2023
March 23, 2023	March 31, 2023	March 31, 2023	$0.438
June 27, 2023	June 30, 2023	June 30, 2023	$0.438
Total			$0.876
OFF BALANCE SHEET ARRANGEMENTS
In the ordinary course of our business, we enter into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in these consolidated financial statements as of June 30, 2023 and December 31, 2022 in Part I, Item 1 of this Form 10-Q for any such exposure.
We have in the past, currently are and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments.
We had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par / Principal Amount as of
	June 30, 2023	December 31, 2022
Unfunded delayed draw commitments	$79,211	$83,743
Unfunded revolving commitments	71,213	74,463
Total unfunded commitments	$150,424	$158,206
Pursuant to an undertaking by us in connection with the 2015-1 Debt Securitization, we agreed to hold on an ongoing basis the 2015-1 Issuer Preferred Interests with an aggregate dollar purchase price at least equal to 5% of the aggregate outstanding amount of all collateral obligations by the 2015-1 Issuer for so long as any securities of the 2015-1 Issuer remains outstanding. As of June 30, 2023 and December 31, 2022, we were in compliance with this undertaking.
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
As of June 30, 2023 and December 31, 2022, the Company had total senior securities of $1,089,441 and $1,129,641, respectively, consisting of secured borrowings under the Credit Facility, the Senior Notes, the 2015-1R Notes, and the Preferred Stock, and had asset coverage ratios of 177.99% and 176.79%, respectively.
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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of June 30, 2023 and December 31, 2022.
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
Interest Rate Risk
As of June 30, 2023, on a fair value basis, approximately 1.1% of our debt investments bear interest at a fixed rate and approximately 98.9% of our debt investments bear interest at a floating rate, which primarily are subject to interest rate floors. Interest rates on the investments held within our portfolio of investments are typically based on floating LIBOR or SOFR, with many of these investments also having a reference rate floor. Additionally, our Credit Facility is also subject to floating interest rates and is currently paid based on floating SOFR rates.
Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our income in the future.
The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. Interest income is calculated as revenue from interest generated from our settled portfolio of debt investments held as of June 30, 2023. These hypothetical interest income calculations are based on a model of the settled debt investments in our portfolio, excluding structured finance obligations and our investments in Credit Fund and Credit Fund II, held as of June 30, 2023, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. Interest expense is calculated based on outstanding secured borrowings and notes payable as of June 30, 2023 and based on the terms of our Credit Facility and notes payable. Interest expense on our Credit Facility and notes payable is calculated using the stated interest rate as of June 30, 2023, adjusted for the hypothetical changes in rates, as shown below. We intend to continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may impact significantly our net interest income.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.
Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2023, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled debt investments (considering interest rate floors for variable rate instruments), excluding our investments in Credit Fund and Credit Fund II, and outstanding secured borrowings and notes payable assuming no changes in our investment and borrowing structure:

	June 30, 2023
Basis Point Change	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$46,341	$(24,733)	$21,608
Up 200 basis points	$30,894	$(16,489)	$14,405
Up 100 basis points	$15,447	$(8,244)	$7,203
Down 100 basis points	$(15,447)	$8,244	$(7,203)
Down 200 basis points	$(30,894)	$16,489	$(14,405)
Down 300 basis points	$(46,341)	$24,733	$(21,608)

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
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information regarding purchases of our common stock made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the three months ended June 30, 2023 for the periods indicated.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)(2)	Maximum (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2023 through April 30, 2023	—	$—	—	$42,263
May 1, 2023 through May 31, 2023	—	—	—	42,263
June 1, 2023 through June 30, 2023	—	—	—	42,263
Total	—		—

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
Item 3. Defaults Upon Senior Securities.
Not applicable.

Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
During the three months ended June 30, 2023, no director or Section 16 officer of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).
Item 6. Exhibits.

10.1	Fifth Amended and Restated Limited Liability Company Agreement, dated as of April 20, 2023, between Carlyle Secured Lending, Inc. and Credit Partners USA LLC, as members*

10.2	Second Supplemental Indenture, dated as of June 30, 2023, between Carlyle Direct Lending CLO 2015-1R LLC, as issuer, and State Street Bank and Trust Company, as trustee*

31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*
* Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARLYLE SECURED LENDING, INC.

Dated: August 8, 2023	By	/s/ Thomas M. Hennigan
Thomas M. Hennigan Chief Financial Officer (principal financial officer)