Form 10-K/A
period 2022-12-31
Carlyle Secured Lending, Inc.
filed 2023-08-10
CIK 1544206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K for Carlyle Secured Lending, Inc. for the fiscal year ended December 31, 2022, which was filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2023 (the “Original Form 10-K”). Unless the context otherwise requires, all references to the “Company,” “we,” “our” or “us” and other similar terms means Carlyle Secured Lending, Inc. The purpose of this Amendment is solely to file Exhibit 23.1, the Consent of Independent Registered Public Accounting Firm (the “Consent”), which was inadvertently omitted from the Original Form 10-K.

Pursuant to Rule 12b-15, this Amendment No. 1 also contains new certifications for our Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached as exhibits hereto. This Amendment does not include financial statements and accordingly, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

Except for the amendment and restatement of Part IV, Item 15 of the Original Form 10-K to include the consent and certifications referred to above, no other changes are made to the Original Form 10-K. The Original Form 10-K continues to speak as of the date of the Original Form 10-K and except as described above this Amendment does not reflect events occurring after the filing of the Original Form 10-K, nor does it modify or update in any way the disclosures contained in the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Documents filed as part of this annual report
The following reports and consolidated financial statements are set forth in Part II, Item 8 of this 10-K:
(b) Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

2.1	Contribution Agreement, dated November 3, 2020, by and between TCG BDC, Inc. and Middle Market Credit Fund II, LLC.(26)

3.1	Articles of Amendment and Restatement(1)

3.2	Articles of Amendment(2)

3.3	Articles Supplementary of TCG BDC, Inc.(27)

3.4	Amended and Restated Bylaws(3)

3.5	First Amendment to the Amended and Restated Bylaws(4)

4.1	Form of Subscription Agreement for Private Offerings(5)

4.2	Description of Registered Securities(33)

4.3	Registration Rights Agreement, dated as of May 5, 2020, by and between TCG BDC, Inc. and Carlyle Investment Management L.L.C.(28)

10.1	Indenture, dated as of June 26, 2015, between Carlyle GMS Finance MM CLO 2015-1 LLC, as issuer, and State Street Bank and Trust Company, as trustee(6)

10.2	Dividend Reinvestment Plan for TCG BDC, Inc.(7)

10.3	Second Amended and Restated Investment Advisory Agreement, dated August 6, 2018, by and between the Company and Carlyle Global Credit Investment Management L.L.C.(8)

10.4	Custodian Agreement, dated March 21, 2012, between Carlyle GMS Finance, Inc. and State Street Bank and Trust Company, as custodian(9)

10.5	Administration Agreement, dated as of April 3, 2013 by and between Carlyle GMS Finance, Inc. and Carlyle GMS Finance Administration L.L.C., as administrator(10)

10.6	Form of Indemnification Agreement(11)

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

21.1	List of Subsidiaries(33)

23.1	Consent of Independent Registered Public Accounting Firm.*

31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.(33)

31.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.(33)

31.3	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

31.4	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(33)

32.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(33)

99.1	Consolidated Financial Statements of Middle Market Credit Fund, LLC for the years ended December 31, 2022 and 2021.(33)

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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
(29)     Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed by the Company on December 11, 2020 (File No. 814-00995)
(30)     Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed by the Company on May 4, 2021 (File No. 814-00995)
(31)    Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed by the Company on June 1, 2022 (File No. 814-00995)
(32)    Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed by the Company on June 1, 2022 (File No. 814-00995)
(33)    Incorporated by reference to the Company’s Form 10-K filed by the Company on February 27, 2023.
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

CARLYLE SECURED LENDING, INC.
Dated: August 10, 2023	By	/s/ Joshua Lefkowitz
Joshua Lefkowitz
Chief Compliance Officer & Secretary