Form 10-Q
period 2023-09-30
Carlyle Secured Lending, Inc.
filed 2023-11-07
CIK 1544206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding at November 6, 2023 was 50,794,941.

Carlyle Secured Lending, Inc.

CARLYLE SECURED LENDING, INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollar amounts in thousands, except per share data)

	September 30, 2023	December 31, 2022
ASSETS	(unaudited)
Investments, at fair value
Investments—non-controlled/non-affiliated, at fair value (amortized cost of $1,609,840 and $1,734,252, respectively)	$1,556,390	$1,671,488
Investments—non-controlled/affiliated, at fair value (amortized cost of $45,947 and $44,626, respectively)	52,670	45,367
Investments—controlled/affiliated, at fair value (amortized cost of $271,097 and $271,097, respectively)	251,415	263,022
Total investments, at fair value (amortized cost of $1,926,884 and $2,049,975, respectively)	1,860,475	1,979,877
Cash, cash equivalents and restricted cash	55,218	30,506
Receivable for investments sold	3	1,528
Interest and dividend receivable	33,539	24,023
Prepaid expenses and other assets	7,515	5,763
Total assets	$1,956,750	$2,041,697
LIABILITIES
Debt and Secured Borrowings, net of unamortized debt issuance costs of $2,160 and $2,449, respectively (Note 7)	$1,003,296	$1,077,192
Payable for investments purchased	—	287
Interest and credit facility fees payable (Note 7)	7,340	6,749
Dividend payable (Note 9)	22,321	22,446
Base management and incentive fees payable (Note 4)	12,636	12,681
Administrative service fees payable (Note 4)	2,577	1,711
Other accrued expenses and liabilities	2,136	3,208
Total liabilities	1,050,306	1,124,274
Commitments and contingencies (Notes 8 and 11)
EQUITY
NET ASSETS
Cumulative convertible preferred stock, $0.01 par value; 2,000,000 shares issued and outstanding as of September 30, 2023 and December 31, 2022	50,000	50,000
Common stock, $0.01 par value; 198,000,000 shares authorized; 50,794,941 and 51,060,136 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	508	511
Paid-in capital in excess of par value	1,018,234	1,022,224
Offering costs	(1,633)	(1,633)
Total distributable earnings (loss)	(160,665)	(153,679)
Total net assets	$906,444	$917,423
NET ASSETS PER COMMON SHARE	$16.86	$16.99

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE SECURED LENDING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollar amounts in thousands, except per share data) (unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$45,074	$36,245	$132,988	$97,986
PIK income	5,192	4,337	13,875	11,786
Other income	766	2,971	2,644	6,565
Total investment income from non-controlled/non-affiliated investments	51,032	43,553	149,507	116,337
From non-controlled/affiliated investments:
Interest income	966	1,254	4,154	1,350
PIK income	225	6,809	446	6,809
Other income	2	3	6	7
Total investment income from non-controlled/affiliated investments	1,193	8,066	4,606	8,166
From controlled/affiliated investments:
Interest income	—	—	—	3,873
Dividend income	8,276	7,524	24,828	22,572
Other income	—	—	—	272
Total investment income from controlled/affiliated investments	8,276	7,524	24,828	26,717
Total investment income	60,501	59,143	178,941	151,220
Expenses:
Base management fees (Note 4)	7,080	7,262	21,501	21,425
Incentive fees (Note 4)	5,530	6,451	16,595	16,137
Professional fees	684	787	1,896	2,322
Administrative service fees (Note 4)	369	470	866	1,337
Interest expense and credit facility fees (Note 7)	18,222	11,937	53,376	28,723
Directors’ fees and expenses	103	173	333	519
Other general and administrative	552	461	1,495	1,237
Total expenses	32,540	27,541	96,062	71,700
Net investment income (loss) before taxes	27,961	31,602	82,879	79,520
Excise tax expense	850	449	2,023	978
Net investment income (loss)	27,111	31,153	80,856	78,542
Net realized gain (loss) and net change in unrealized appreciation (depreciation):
Net realized gain (loss) on investments:
Non-controlled/non-affiliated investments	(142)	(4,508)	(21,636)	(586)
Controlled/affiliated investments	—	—	188	1,971
Net realized currency gain (loss) on non-investment assets and liabilities	406	(71)	398	(478)
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliated investments	4,234	1,899	9,314	(30,783)
Non-controlled/affiliated investments	686	1,974	5,982	5,562
Controlled/affiliated investments	(4,605)	1,922	(11,607)	6,492
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	2,297	5,461	(808)	12,458
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	2,876	6,677	(18,169)	(5,364)
Net increase (decrease) in net assets resulting from operations	29,987	37,830	62,687	73,178
Preferred stock dividend	875	875	2,625	2,625
Net increase (decrease) in net assets resulting from operations attributable to Common Stockholders	$29,112	$36,955	$60,062	$70,553
Basic and diluted earnings per common share (Note 9)

CARLYLE SECURED LENDING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (continued)
(dollar amounts in thousands, except per share data) (unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Basic	$0.57	$0.71	$1.18	$1.35
Diluted	$0.54	$0.66	$1.11	$1.27
Weighted-average shares of common stock outstanding (Note 9)
Basic	50,794,941	51,863,022	50,825,315	52,388,355
Diluted	55,993,539	57,182,634	56,289,108	57,707,967

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARLYLE SECURED LENDING, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollar amounts in thousands) (unaudited)

	Nine months ended September 30,
	2023	2022
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$80,856	$78,542
Net realized gain (loss) on investments and non-investment assets and liabilities	(21,050)	907
Net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	2,881	(6,271)
Net increase (decrease) in net assets resulting from operations	62,687	73,178
Capital transactions:
Repurchase of common stock	(3,993)	(21,120)
Dividends declared on preferred and common stock (Note 9)	(69,673)	(65,211)
Net increase (decrease) in net assets resulting from capital transactions	(73,666)	(86,331)
Net increase (decrease) in net assets	(10,979)	(13,153)
Net assets at beginning of period	917,423	948,804
Net assets at end of period	$906,444	$935,651

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARLYLE SECURED LENDING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollar amounts in thousands) (unaudited)

	Nine months ended September 30,
	2023	2022
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$62,687	$73,178
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	899	1,087
Net accretion of discount on investments	(5,787)	(7,934)
Paid-in-kind interest	(15,215)	(20,842)
Net realized (gain) loss on investments	21,448	(1,385)
Net realized currency (gain) loss on non-investment assets and liabilities	(398)	478
Net change in unrealized (appreciation) depreciation on investments	(3,689)	18,729
Net change in unrealized currency (gain) loss on non-investment assets and liabilities	808	(12,458)
Cost of investments purchased and change in payable for investments purchased	(141,172)	(503,881)
Proceeds from sales and repayments of investments and change in receivable for investments sold	265,076	488,122
Changes in operating assets:
Interest and dividend receivable	(9,516)	(4,184)
Prepaid expenses and other assets	(681)	(2,177)
Changes in operating liabilities:
Interest and credit facility fees payable	591	2,773
Base management and incentive fees payable	(45)	1,929
Administrative service fees payable	866	927
Other accrued expenses and liabilities	(1,072)	144
Net cash provided by (used in) operating activities	174,800	34,506
Cash flows from financing activities:
Repurchase of common stock	(3,993)	(21,120)
Borrowings on Credit Facility	108,792	313,511
Repayments of Credit Facility	(183,408)	(284,746)
Debt issuance costs paid	(1,681)	(1,290)
Dividends paid in cash	(69,798)	(65,291)
Net cash provided by (used in) financing activities	(150,088)	(58,936)
Net increase (decrease) in cash, cash equivalents and restricted cash	24,712	(24,430)
Cash, cash equivalents, and restricted cash, beginning of period	30,506	93,074
Cash, cash equivalents, and restricted cash, end of period	$55,218	$68,644
Supplemental disclosures:
Interest and credit facility fees paid during the period	$51,650	$24,902
Taxes, including excise tax, paid during the period	$1,839	$774
Dividends declared on preferred stock and common stock during the period	$69,673	$65,211
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2023
(dollar amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets

First Lien Debt (65.9% of fair value)
ADPD Holdings, LLC	^*	(2)(3)(13)(16)	Consumer Services	SOFR	6.00%	11.68%	8/16/2022	8/15/2028	$10,144	$9,914	$9,044	1.00%
Advanced Web Technologies Holding Company	^*	(2)(3)(16)	Containers, Packaging & Glass	SOFR	6.25%	11.80%	12/17/2020	12/17/2026	9,114	8,993	9,089	1.00
Advanced Web Technologies Holding Company	^	(2)(3)(13)	Containers, Packaging & Glass	SOFR	6.75%	12.30%	6/2/2023	12/17/2026	643	625	650	0.07
Advanced Web Technologies Holding Company	^	(2)(3)	Containers, Packaging & Glass	SOFR	6.50%	12.05%	12/16/2021	12/17/2026	1,597	1,575	1,603	0.18
Alpine Acquisition Corp II	^*	(2)(3)(13)(16)	Transportation: Cargo	SOFR	6.00%	11.47%	4/19/2022	11/30/2026	8,944	8,746	8,431	0.93
American Physician Partners, LLC	^	(2)(3)(8)(13)(14)	Healthcare & Pharmaceuticals	SOFR	10.25% (100% PIK)	15.65%	12/16/2022	6/30/2023	3,338	3,082	—	—
American Physician Partners, LLC	^*	(2)(3)(8)(13)(14)	Healthcare & Pharmaceuticals	SOFR	10.25% (100% PIK)	15.65%	1/7/2019	8/5/2022	33,791	30,116	—	—
Apex Companies Holdings, LLC	^*	(2)(3)(16)	Environmental Industries	SOFR	6.25%	11.62%	1/31/2023	1/31/2028	10,014	9,712	9,933	1.10
Applied Technical Services, LLC	^	(2)(3)(13)(16)	Business Services	SOFR	6.00%	11.54%	12/29/2020	12/29/2026	775	758	777	0.09
Appriss Health, LLC	^	(2)(3)(13)(16)	Healthcare & Pharmaceuticals	SOFR	6.75%	12.23%	5/6/2021	5/6/2027	36,646	36,123	36,302	4.00
Ascend Buyer, LLC	^*	(2)(3)(13)(16)	Containers, Packaging & Glass	SOFR	6.40%	11.94%	9/30/2021	9/30/2028	3,394	3,325	3,329	0.37
Associations, Inc.	^	(2)(3)(13)(16)	Construction & Building	SOFR	4.00%, 2.50% PIK	12.06%	7/2/2021	7/2/2027	13,100	13,013	13,100	1.45
Atlas AU Bidco Pty Ltd (Australia)	^	(2)(3)(7)(16)	High Tech Industries	SOFR	7.25%	12.58%	12/15/2022	12/12/2029	2,890	2,803	2,922	0.32
Aurora Lux FinCo S.Á.R.L. (Luxembourg)	^*	(2)(3)(7)(13)	Software	SOFR	6.00%	11.58%	12/24/2019	12/24/2026	31,992	31,566	30,652	3.38
Avalara, Inc.	^	(2)(3)(16)	Diversified Financial Services	SOFR	7.25%	12.64%	10/19/2022	10/19/2028	22,500	21,956	22,871	2.52
Barnes & Noble, Inc.	^	(2)(3)(11)(13)	Retail	SOFR	8.81%	14.23%	8/7/2019	12/20/2026	26,763	26,119	26,581	2.93
Bayside OPCP, LLC	^	(2)(3)(13)	Healthcare & Pharmaceuticals	SOFR	7.25% (100% PIK)	12.79%	5/31/2023	5/31/2026	4,635	4,635	4,635	0.51
Bayside OPCP, LLC	^	(2)(3)(13)	Healthcare & Pharmaceuticals	SOFR	7.25% (100% PIK)	12.79%	5/31/2023	5/31/2026	13,104	13,104	13,104	1.45
Bayside OPCP, LLC	^	(2)(3)(13)(16)	Healthcare & Pharmaceuticals	SOFR	7.00% (100% PIK)	12.54%	5/31/2023	5/31/2026	379	379	379	0.04
BlueCat Networks, Inc. (Canada)	^	(2)(3)(7)(16)	High Tech Industries	SOFR	4.00%, 2.00% PIK	11.39%	8/8/2022	8/8/2028	3,683	3,618	3,627	0.40
BMS Holdings III Corp.	^	(2)(3)	Construction & Building	SOFR	5.50%	11.01%	9/30/2019	9/30/2026	4,796	4,737	4,664	0.51
Bradyifs Holdings, LLC	^*	(2)(3)(13)(16)	Wholesale	SOFR	6.25%	11.68%	2/21/2020	11/22/2025	9,518	9,415	9,487	1.05
CD&R Madison Parent Ltd (United Kingdom)	^	(2)(7)	Business Services	EURIBOR	6.00%, 2.00% PIK	11.78%	2/27/2023	2/27/2030	€606	623	650	0.07
CD&R Madison Parent Ltd (United Kingdom)	^	(2)(7)(16)	Business Services	SONIA	6.50%, 2.00% PIK	13.69%	2/27/2023	2/27/2030	£1,229	1,427	1,524	0.17

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2023
(dollar amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets

Celerion Buyer, Inc.	^*	(2)(3)(16)	Healthcare & Pharmaceuticals	SOFR	6.50%	11.93%	11/3/2022	11/3/2029	$3,128	$3,041	$3,167	0.35%
Chartis Holding, LLC	^*	(2)(3)(13)(16)	Business Services	SOFR	5.00%	10.52%	5/1/2019	5/1/2025	728	723	726	0.08
Chemical Computing Group ULC (Canada)	^*	(2)(3)(7)(13)(16)	Software	SOFR	4.50%	9.92%	8/30/2018	8/30/2024	386	386	384	0.04
CircusTrix Holdings, LLC	^*	(2)(3)(16)	Leisure Products & Services	SOFR	6.75%	12.08%	7/18/2023	7/14/2028	12,581	12,213	12,206	1.35
Comar Holding Company, LLC	^*	(2)(3)(13)	Containers, Packaging & Glass	SOFR	5.75%	11.31%	6/18/2018	6/18/2024	28,973	28,885	24,767	2.73
CoreWeave Compute Acquisition Co. II, LLC	^	(2)(3)(16)	High Tech Industries	SOFR	8.75%	14.13%	7/30/2023	7/30/2028	90	55	54	0.01
Cority Software Inc. (Canada)	^*	(2)(3)(7)(16)	Software	SOFR	5.00%	10.25%	7/2/2019	7/2/2026	10,329	10,217	10,282	1.13
Cority Software Inc. (Canada)	^	(2)(3)(7)	Software	SOFR	7.00%	12.25%	9/3/2020	7/2/2026	549	540	548	0.06
Coupa Holdings, LLC	^	(2)(3)(16)	Software	SOFR	7.50%	12.82%	2/27/2023	2/28/2030	8,638	8,403	8,839	0.98
CPI Intermediate Holdings, Inc.	^*	(2)(3)(16)	Telecommunications	SOFR	5.50%	10.87%	10/6/2022	10/6/2029	3,853	3,778	3,789	0.42
CST Holding Company	^*	(2)(3)(13)(16)	Consumer Goods: Non-Durable	SOFR	6.50%	11.92%	11/1/2022	11/1/2028	4,947	4,804	4,969	0.55
DCA Investment Holding LLC	^*	(2)(3)	Healthcare & Pharmaceuticals	SOFR	6.41%	11.80%	3/11/2021	4/3/2028	14,341	14,210	14,132	1.56
Denali Midco 2, LLC	^*	(2)(3)(13)(16)	Consumer Services	SOFR	6.50%	11.92%	9/15/2022	12/22/2027	9,045	8,796	8,840	0.98
Dermatology Associates	^	(2)(3)(13)	Healthcare & Pharmaceuticals	SOFR	6.25% (100% PIK)	11.79%	5/31/2016	11/6/2023	29,978	29,978	29,947	3.30
Dermatology Associates	^	(2)(3)(8)(11)	Healthcare & Pharmaceuticals	SOFR	11.35% (100% PIK)	16.89%	5/31/2016	11/6/2023	47,020	24,963	33,963	3.75
Diligent Corporation	^	(2)(3)(13)(16)	Telecommunications	SOFR	6.25%	11.77%	8/4/2020	8/4/2025	659	650	650	0.07
Dwyer Instruments, Inc.	^*	(2)(3)(13)(16)	Capital Equipment	SOFR	5.75%	11.22%	7/21/2021	7/21/2027	3,941	3,878	3,944	0.44
Eliassen Group, LLC	^*	(2)(3)(16)	Business Services	SOFR	5.50%	10.84%	4/14/2022	4/14/2028	2,211	2,154	2,191	0.24
Ellkay, LLC	^*	(2)(3)(16)	Healthcare & Pharmaceuticals	SOFR	6.25%	11.77%	9/14/2021	9/14/2027	14,000	13,777	12,901	1.42
Emergency Communications Network, LLC	^*	(2)(3)	Telecommunications	SOFR	3.00%, 5.25% PIK	13.62%	6/1/2017	6/1/2024	27,631	27,612	23,668	2.61
EPS Nass Parent, Inc.	^	(2)(3)(13)(16)	Utilities: Electric	SOFR	5.75%	11.29%	4/19/2021	4/19/2028	935	922	917	0.10
EvolveIP, LLC	^*	(2)(3)(13)	Telecommunications	SOFR	5.50%	11.22%	11/26/2019	6/7/2025	6,155	6,155	6,015	0.66
Excel Fitness Holdings, Inc.	^*	(2)(3)(13)(16)	Leisure Products & Services	SOFR	5.25%	10.79%	4/29/2022	4/29/2029	6,172	6,054	6,045	0.67
Excelitas Technologies Corp.	^	(2)(3)(13)(16)	Capital Equipment	SOFR	5.75%	11.21%	8/12/2022	8/12/2029	3,214	3,154	3,176	0.35
Excelitas Technologies Corp.	^	(2)	Capital Equipment	EURIBOR	5.75%	9.54%	8/12/2022	8/12/2029	€1,266	1,276	1,324	0.15
FPG Intermediate Holdco, LLC	^	(2)(3)(13)(16)	Consumer Services	SOFR	6.50%	12.07%	8/5/2022	3/5/2027	361	295	308	0.03
Greenhouse Software, Inc.	^	(2)(3)(16)	Software	SOFR	7.00%	12.39%	3/1/2021	9/1/2028	32,796	32,138	32,544	3.59
Guidehouse LLP	^	(2)(3)(13)	Sovereign & Public Finance	SOFR	6.25%	11.67%	9/30/2022	10/16/2028	79	78	79	0.01
Hadrian Acquisition Limited (United Kingdom)	^	(2)(3)(7)	Diversified Financial Services	SONIA	5.26%, 3.47% PIK	13.92%	2/28/2022	2/28/2029	£15,058	19,618	18,234	2.01

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2023
(dollar amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets

Hadrian Acquisition Limited (United Kingdom)	^	(2)(3)(7)(16)	Diversified Financial Services	SONIA	5.00%, 2.75% PIK	12.94%	2/28/2022	2/28/2029	£3,901	$4,512	$4,713	0.52%
Harbour Benefit Holdings, Inc.	^*	(2)(3)(16)	Business Services	SOFR	5.00%	10.53%	12/13/2017	12/13/2024	2,963	2,949	2,918	0.32
Heartland Home Services, Inc.	^*	(2)(3)(13)	Consumer Services	SOFR	5.75%	11.07%	2/10/2022	12/15/2026	10,249	10,179	10,041	1.11
Heartland Home Services, Inc.	^*	(2)(3)(13)(16)	Consumer Services	SOFR	6.00%	11.32%	12/15/2020	12/15/2026	7,134	7,082	7,028	0.78
Hercules Borrower LLC	^*	(2)(3)(13)(16)	Environmental Industries	SOFR	6.25%	11.74%	12/14/2020	12/14/2026	18,242	17,909	18,242	2.01
Hoosier Intermediate, LLC	^*	(2)(3)(16)	Healthcare & Pharmaceuticals	SOFR	5.00%	10.51%	11/15/2021	11/15/2028	9,834	9,646	8,883	0.98
HS Spa Holdings Inc.	^	(2)(3)(16)	Consumer Services	SOFR	5.75%	11.07%	6/2/2022	6/2/2029	156	137	148	0.02
iCIMS, Inc.	^	(2)(3)(16)	Software	SOFR	7.25%	12.63%	8/18/2022	8/18/2028	26,309	25,943	26,235	2.89
iCIMS, Inc.	^	(2)(3)(16)	Software	SOFR	6.75%	12.14%	8/18/2022	8/18/2028	406	372	401	0.04
Infront Luxembourg Finance S.À R.L. (Luxembourg)	^	(2)(7)	Leisure Products & Services	EURIBOR	9.00%	12.78%	5/28/2021	5/28/2027	€8,250	9,834	8,679	0.96
Integrity Marketing Acquisition, LLC	^	(2)(3)(13)	Diversified Financial Services	SOFR	6.02%	11.54%	12/3/2021	8/27/2026	426	423	421	0.05
IQN Holding Corp.	^	(2)(3)(16)	Business Services	SOFR	5.25%	10.67%	5/2/2022	5/2/2029	6,923	6,858	6,964	0.77
iRobot Corporation	^	(2)(3)(13)	Consumer Goods: Durable	SOFR	6.50%, 2.50% PIK	14.48%	7/25/2023	7/31/2026	4,908	4,908	5,252	0.58
Jeg's Automotive, LLC	^*	(2)(3)(13)(16)	Automotive	SOFR	6.00%	11.55%	12/22/2021	12/22/2027	20,487	20,118	16,834	1.86
Kaseya, Inc.	^	(2)(3)(16)	High Tech Industries	SOFR	3.75%, 2.50% PIK	11.62%	6/23/2022	6/23/2029	36,116	35,453	35,908	3.96
Lifelong Learner Holdings, LLC	^*	(2)(3)(16)	Business Services	SOFR	5.75%	11.27%	10/18/2019	10/18/2026	25,780	25,528	23,803	2.63
LinQuest Corporation	*	(2)(3)(13)	Aerospace & Defense	SOFR	5.75%	11.22%	7/28/2021	7/28/2028	9,800	9,653	9,209	1.02
LVF Holdings, Inc.	^*	(2)(3)(13)(16)	Beverage & Food	SOFR	6.00%	11.54%	6/10/2021	6/10/2027	39,070	38,504	38,394	4.24
Material Holdings, LLC	^*	(2)(3)(13)(16)	Business Services	SOFR	6.00%	11.49%	8/19/2021	8/19/2027	7,966	7,848	7,483	0.83
Maverick Acquisition, Inc.	^*	(2)(3)	Aerospace & Defense	SOFR	6.25%	11.64%	6/1/2021	6/1/2027	35,351	34,879	27,209	3.00
Medical Manufacturing Technologies, LLC	^*	(2)(3)(13)(16)	Healthcare & Pharmaceuticals	SOFR	5.50%	11.05%	12/23/2021	12/23/2027	30,297	29,833	30,057	3.32
NEFCO Holding Company LLC	^*	(2)(3)(13)(16)	Construction & Building	SOFR	6.50%	11.86%	8/5/2022	8/5/2028	6,377	6,255	6,375	0.70
NMI AcquisitionCo, Inc.	^*	(2)(3)(13)(16)	High Tech Industries	SOFR	5.75%	11.17%	9/6/2017	9/6/2025	38,222	38,182	37,878	4.18
North Haven Fairway Buyer, LLC	^*	(2)(3)(16)	Consumer Services	SOFR	6.50%	11.88%	5/17/2022	5/17/2028	16,069	15,789	15,703	1.73
North Haven Stallone Buyer, LLC	^	(2)(3)(16)	Consumer Services	SOFR	5.75%	11.47%	10/11/2022	5/24/2027	112	109	111	0.01
Oak Purchaser, Inc.	^	(2)(3)(16)	Business Services	SOFR	5.50%	10.97%	4/28/2022	4/28/2028	6,120	6,056	5,899	0.65
Oranje Holdco, Inc.	^	(2)(3)(16)	Business Services	SOFR	7.75%	13.12%	2/1/2023	2/1/2029	8,052	7,844	8,082	0.89
Performance Health Holdings, Inc.	*	(2)(3)(13)	Healthcare & Pharmaceuticals	SOFR	6.00%	11.57%	7/12/2021	7/12/2027	6,444	6,356	6,369	0.70
Pestco Intermediate, LLC	^	(2)(3)(13)(16)	Environmental Industries	SOFR	6.50%	11.92%	2/6/2023	2/17/2028	3,688	3,545	3,594	0.40
PF Atlantic Holdco 2, LLC	^	(2)(3)(13)(16)	Leisure Products & Services	SOFR	5.50%	11.06%	11/12/2021	11/12/2027	5,655	5,452	5,625	0.62

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2023
(dollar amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **		Amortized Cost (4)	Fair Value (5)	% of Net Assets

PF Growth Partners, LLC	*	(2)(3)(13)	Leisure Products & Services	SOFR	5.00%	10.48%	7/1/2019	7/11/2025		$7,895	$7,855	$7,845	0.87%
Project Castle, Inc.	*	(2)(3)	Capital Equipment	SOFR	5.50%	10.76%	6/24/2022	6/1/2029		7,425	6,751	6,571	0.72
Prophix Software Inc. (Canada)	^	(2)(3)(7)(16)	Software	SOFR	6.50%	11.93%	2/1/2021	2/1/2026		10,963	10,813	10,963	1.21
Pushpay USA Inc.	^*	(2)(3)(13)(16)	Diversified Financial Services	SOFR	6.75%	12.27%	5/10/2023	5/10/2030		16,049	15,551	15,843	1.75
PXO Holdings I Corp.	^*	(2)(3)(13)(16)	Chemicals, Plastics & Rubber	SOFR	5.50%	11.03%	3/8/2022	3/8/2028		7,015	6,872	6,785	0.75
QNNECT, LLC	^*	(2)(3)(16)	Aerospace & Defense	SOFR	7.00%	12.08%	11/2/2022	11/2/2029		5,315	5,135	5,391	0.59
Quantic Electronics, LLC	^*	(2)(3)(13)	Aerospace & Defense	SOFR	6.25%	11.74%	11/19/2020	11/19/2026		15,748	15,550	15,335	1.69
Quantic Electronics, LLC	^*	(2)(3)(13)	Aerospace & Defense	SOFR	6.25%	11.74%	3/1/2021	3/1/2027		9,750	9,626	9,494	1.05
Radwell Parent, LLC	^*	(2)(3)(16)	Wholesale	SOFR	6.75%	12.14%	12/1/2022	4/1/2029		11,197	10,864	11,237	1.24
Regency Entertainment, Inc.	^	(2)(3)(13)	Media: Advertising, Printing & Publishing	SOFR	8.50%	13.74%	7/5/2023	6/23/2028		15,000	14,647	14,871	1.64
RSC Acquisition, Inc.	^	(2)(3)(13)(16)	Diversified Financial Services	SOFR	5.50%	11.03%	11/1/2019	11/1/2026		10,194	10,108	10,113	1.12
Sapphire Convention, Inc.	^*	(2)(3)(16)	Telecommunications	SOFR	5.25%	10.97%	11/20/2018	11/20/2025		27,834	27,634	27,736	3.06
SCP Eye Care HoldCo, LLC	^	(2)(3)(13)(16)	Healthcare & Pharmaceuticals	SOFR	5.75%	11.18%	10/7/2022	10/7/2029		148	143	146	0.02
Smarsh Inc.	^	(2)(3)(16)	Software	SOFR	6.50%	11.84%	2/18/2022	2/18/2029		7,347	7,206	7,267	0.80
SPay, Inc.	^*	(2)(3)(13)	Leisure Products & Services	SOFR	2.88%, 6.38% PIK	14.96%	6/15/2018	6/15/2026		26,059	25,981	22,931	2.52
Speedstar Holding, LLC	^*	(2)(3)(13)	Automotive	SOFR	7.25%	12.82%	1/22/2021	1/22/2027		26,488	26,160	26,710	2.94
Spotless Brands, LLC	^*	(2)(3)(13)(16)	Consumer Services	SOFR	6.50%	11.99%	6/21/2022	7/25/2028		13,661	13,416	13,619	1.50
Spotless Brands, LLC	^	(2)(3)(13)(16)	Consumer Services	SOFR	6.75%	12.15%	6/21/2022	7/25/2028		—	(400)	92	0.01
Summit Acquisition, Inc.	^	(2)(3)(16)	Diversified Financial Services	SOFR	6.75%	12.14%	5/4/2023	5/1/2030		—	(58)	(19)	0.00
Tank Holding Corp.	^*	(2)(3)(13)(16)	Capital Equipment	SOFR	5.75%	11.17%	3/31/2022	3/31/2028		15,122	14,876	14,658	1.62
TCFI Aevex LLC	^*	(2)(3)(13)	Aerospace & Defense	SOFR	6.00%	11.42%	3/18/2020	3/18/2026		10,962	10,867	10,901	1.20
The Carlstar Group LLC	^*	(2)(3)(13)(16)	Automotive	SOFR	6.50%	11.92%	7/8/2022	7/8/2027		11,237	10,984	11,318	1.25
TIBCO Software Inc.	*	(2)(3)	High Tech Industries	SOFR	4.50%	9.99%	9/30/2022	3/31/2029		14,925	13,727	14,331	1.58
Trader Corporation (Canada)	^	(2)(3)(7)(16)	Automotive	CDOR	6.75%	12.13%	12/22/2022	12/22/2029	C$	12,021	8,619	8,939	0.99
Tufin Software North America, Inc.	^	(2)(3)(13)(16)	Software	SOFR	7.69%	13.23%	8/17/2022	8/17/2028		27,610	27,125	26,994	2.98
Turbo Buyer, Inc.	^	(2)(3)(15)(16)	Automotive	SOFR	6.00%	11.42%	12/2/2019	12/2/2025		1,701	1,637	1,630	0.18
U.S. Legal Support, Inc.	^*	(2)(3)(13)(16)	Business Services	SOFR	5.75%	11.29%	11/30/2018	11/30/2024		16,306	16,211	16,071	1.77
US INFRA SVCS Buyer, LLC	^	(2)(3)(13)	Environmental Industries	SOFR	6.50%, 0.25% PIK	12.20%	4/13/2020	4/13/2026		8,594	8,514	7,960	0.88
USALCO, LLC	*	(2)(3)(13)	Chemicals, Plastics & Rubber	SOFR	6.00%	11.43%	10/19/2021	10/19/2027		983	968	983	0.11
USR Parent Inc.	^	(2)(3)(11)	Retail	SOFR	7.60%	12.93%	4/22/2022	4/25/2027		3,889	3,859	3,838	0.42
Westfall Technik, Inc.	^*	(2)(3)(13)	Chemicals, Plastics & Rubber	SOFR	6.75%	12.29%	9/13/2018	9/13/2024		26,281	26,176	24,147	2.66
Westfall Technik, Inc.	^	(2)(3)(13)	Chemicals, Plastics & Rubber	SOFR	6.75%	12.29%	8/30/2023	9/13/2024		1,087	1,027	1,022	0.11

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2023
(dollar amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets

Wineshipping.com LLC	^*	(2)(3)(13)(16)	Beverage & Food	SOFR	5.75%	11.31%	10/29/2021	10/29/2027	$5,669	$5,558	$5,261	0.58%
Yellowstone Buyer Acquisition, LLC	^	(2)(3)(13)	Consumer Goods: Durable	SOFR	5.75%	11.20%	9/13/2021	9/13/2027	441	435	424	0.05
YLG Holdings, Inc.	^	(2)(3)(13)	Consumer Services	SOFR	5.00%	10.32%	9/30/2020	11/1/2025	1,945	1,913	1,945	0.21
First Lien Debt Total										$1,273,623	$1,223,773	135.01%

Second Lien Debt (12.7% of fair value)
11852604 Canada Inc. (Canada)	^	(2)(3)(7)(13)	Healthcare & Pharmaceuticals	SOFR	9.50% (100% PIK)	15.04%	9/30/2021	9/30/2028	$8,458	$8,338	$8,331	0.92%
AI Convoy S.A.R.L (United Kingdom)	^	(2)(3)(7)(15)	Aerospace & Defense	SOFR	8.25%	13.64%	1/17/2020	1/17/2028	24,814	24,460	25,062	2.76
Aimbridge Acquisition Co., Inc.	^	(2)(13)	Leisure Products & Services	SOFR	7.50%	12.94%	2/1/2019	2/1/2027	9,241	9,157	8,834	0.97
AP Plastics Acquisition Holdings, LLC	^	(2)(3)(13)	Chemicals, Plastics & Rubber	SOFR	7.50%	12.92%	8/10/2021	8/10/2029	33,680	32,934	32,742	3.61
AQA Acquisition Holdings, Inc.	^*	(2)(3)(13)	High Tech Industries	SOFR	7.50%	12.97%	3/3/2021	3/3/2029	35,000	34,336	34,496	3.81
Bayside OPCP, LLC	^	(2)(3)(8)(9)(13)	Healthcare & Pharmaceuticals	SOFR	10.00% (100% PIK)	15.54%	5/31/2023	5/31/2026	4,677	3,653	2,637	0.29
Blackbird Purchaser, Inc.	^	(2)(3)(13)	Capital Equipment	SOFR	7.50%	12.92%	12/14/2021	4/8/2027	13,791	13,593	13,791	1.52
Brave Parent Holdings, Inc.	^*	(2)	Software	SOFR	7.50%	12.97%	10/3/2018	4/19/2026	18,197	18,017	18,197	2.01
Drilling Info Holdings, Inc.	^	(2)(13)	Energy: Oil & Gas	SOFR	8.25%	13.67%	2/11/2020	7/30/2026	18,600	18,339	18,600	2.05
Outcomes Group Holdings, Inc.	^*	(2)	Business Services	SOFR	7.50%	13.02%	10/23/2018	10/26/2026	1,731	1,729	1,717	0.19
PAI Holdco, Inc.	^	(2)(3)	Automotive	SOFR	5.50%, 2.00% PIK	13.02%	10/28/2020	10/28/2028	14,304	14,017	13,713	1.51
Quartz Holding Company	^*	(2)(13)	Software	SOFR	8.00%	13.42%	4/2/2019	4/2/2027	7,048	6,975	6,947	0.77
Stonegate Pub Company Bidco Limited (United Kingdom)	^	(2)(7)	Beverage & Food	SONIA	8.50%	12.93%	3/12/2020	3/12/2028	£20,000	24,870	21,474	2.37
TruGreen Limited Partnership	^	(2)(3)(13)	Consumer Services	SOFR	8.50%	14.13%	11/16/2020	11/2/2028	13,000	12,810	12,336	1.36
World 50, Inc.	^	(9)	Business Services	FIXED	11.50%	11.50%	1/10/2020	1/9/2027	18,098	17,863	18,098	2.00
Second Lien Debt Total										$241,091	$236,975	26.14%

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (5.1% of fair value)
ANLG Holdings, LLC	^	(6)	Capital Equipment	6/22/2018	592	$592	$991	0.11%
Appriss Health, LLC	^	(6)	Healthcare & Pharmaceuticals	5/6/2021	6	5,443	5,275	0.58

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2023
(dollar amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Atlas Ontario LP (Canada)	^	(6)(7)	Business Services	4/7/2021	5,114	$5,114	$5,114	0.56%
Avenu Holdings, LLC	^	(6)	Sovereign & Public Finance	9/28/2018	172	104	522	0.06
Bayside HoldCo, LLC	^	(6)	Healthcare & Pharmaceuticals	5/31/2023	6	—	—	—
Blackbird Holdco, Inc.	^	(6)	Capital Equipment	12/14/2021	12	11,927	11,669	1.29
Buckeye Parent, LLC	^	(6)	Automotive	12/22/2021	885	885	34	0.00
Chartis Holding, LLC	^	(6)	Business Services	5/1/2019	433	421	607	0.07
CIP Revolution Holdings, LLC	^	(6)	Media: Advertising, Printing & Publishing	8/19/2016	318	318	247	0.03
Cority Software Inc. (Canada)	^	(6)(7)	Software	7/2/2019	250	250	659	0.07
Derm Growth Partners III, LLC	^	(6)	Healthcare & Pharmaceuticals	5/31/2016	1,000	1,000	—	—
Diligent Corporation	^	(6)	Telecommunications	4/5/2021	13	12,827	12,691	1.40
ECP Parent, LLC	^	(6)	Healthcare & Pharmaceuticals	3/29/2018	268	—	290	0.03
GB Vino Parent, L.P.	^	(6)	Beverage & Food	10/29/2021	4	351	293	0.03
Integrity Marketing Group, LLC	^	(6)	Diversified Financial Services	12/21/2021	18,056	17,876	17,519	1.93
Legacy.com, Inc.	^	(6)	High Tech Industries	3/20/2017	1,500	1,500	1,060	0.12
NearU Holdings LLC	^	(6)	Consumer Services	8/16/2022	25	2,470	1,582	0.17
NEFCO Holding Company LLC	^	(6)	Construction & Building	8/5/2022	1	608	608	0.07
North Haven Goldfinch Topco, LLC	^	(6)	Containers, Packaging & Glass	6/18/2018	2,315	2,315	—	—
Pascal Ultimate Holdings, L.P	^	(6)	Capital Equipment	7/21/2021	36	364	859	0.09
Picard Parent, Inc.	^	(6)	High Tech Industries	9/30/2022	8	7,417	7,607	0.84
Profile Holdings I, LP	^	(6)	Chemicals, Plastics & Rubber	3/8/2022	5	523	451	0.05
Sinch AB (Sweden)	^	(6)(7)	High Tech Industries	3/26/2019	106	1,168	187	0.02
Summit K2 Midco, Inc.	^	(6)	Diversified Financial Services	4/27/2023	121	121	124	0.01
Tailwind HMT Holdings Corp.	^	(6)	Energy: Oil & Gas	11/17/2017	22	1,558	1,598	0.18
Talon MidCo 1 Limited	^	(6)	Software	8/17/2022	1,018	1,456	1,740	0.19
Tank Holding Corp.	^	(6)	Capital Equipment	3/26/2019	850	—	2,364	0.26
Titan DI Preferred Holdings, Inc.	^	(6)	Energy: Oil & Gas	2/11/2020	16,197	15,994	15,833	1.75
Turbo Buyer, Inc.	^	(6)	Automotive	12/2/2019	1,925	933	2,226	0.25
U.S. Legal Support Investment Holdings, LLC	^	(6)	Business Services	11/30/2018	641	641	698	0.08
W50 Parent LLC	^	(6)	Business Services	1/10/2020	500	190	1,175	0.13
Zenith American Holding, Inc.	^	(6)	Business Services	12/13/2017	1,565	760	1,619	0.18
Equity Investments Total						$95,126	$95,642	10.56%
Total investments—non-controlled/non-affiliated						$1,609,840	$1,556,390	171.71%

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2023
(dollar amounts in thousands) (unaudited)

Investments—non-controlled/affiliated		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (2.5% of fair value)
Direct Travel, Inc.	^*	(2)(3)(12)(13)	Leisure Products & Services	SOFR	6.50%, 2.00% PIK	14.04%	10/14/2016	10/1/2025	$44,184	$43,019	$44,184	4.87%
Direct Travel, Inc.	^	(2)(3)(12)(13)(16)	Leisure Products & Services	SOFR	6.00%	11.42%	10/1/2020	10/1/2025	3,015	2,928	3,015	0.33
First Lien Debt Total										$45,947	$47,199	5.21%

Investments—non-controlled/affiliated		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (0.3% of fair value)
Direct Travel, Inc.	^	(6)(12)	Leisure Products & Services	10/1/2020	43	$—	$5,471	0.60%
Equity Investments Total						$—	$5,471	0.60%
Total investments—non-controlled/affiliated						$45,947	$52,670	5.81%

Investments—controlled/affiliated		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par Amount/ LLC Interest **	Cost	Fair Value (5)	% of Net Assets
Investment Funds (13.5% of fair value)
Middle Market Credit Fund II, LLC, Member's Interest	^	(7)(10)	Investment Funds	FIXED	14.22%	14.22%	11/3/2020	12/31/2030	$78,122	$78,096	$66,888	7.38%
Middle Market Credit Fund, LLC, Subordinated Loan and Member's Interest	^	(7)(10)	Investment Funds	FIXED	11.40%	11.40%	2/29/2016	12/31/2027	193,000	193,001	184,527	20.37
Middle Market Credit Fund, Mezzanine Loan	^	(2)(7)(9)(10)	Investment Funds	SOFR	9.00%	14.27%	6/30/2016	5/21/2025	—	—	—	—
Investment Funds Total										$271,097	$251,415	27.75%
Total investments—controlled/affiliated										$271,097	$251,415	27.75%
Total Investments										$1,926,884	$1,860,475	205.25%

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
** Par amount is denominated in USD (“$”) unless otherwise noted, as denominated in Euro (“€”), Canadian Dollar (“C$”) or British Pound (“£”).
(1)Unless otherwise indicated, issuers of debt and equity investments held by the Company are domiciled in the United States. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2023
(dollar amounts in thousands) (unaudited)
held the power to exercise control over the management or policies of the portfolio company. As of September 30, 2023, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of September 30, 2023, the Company is not an “affiliated person” of any of these portfolio companies. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either the Secured Overnight Financing Rate (“SOFR”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of September 30, 2023. As of September 30, 2023, the reference rates for our variable rate loans were the 30-day SOFR at 5.32%, the 90-day SOFR at 5.40%, the 180-day SOFR at 5.47%, the daily SONIA at 5.19%, the 30-day EURIBOR at 3.85%, the 90-day EURIBOR at 3.95% and the 30-day CDOR at 5.51%.
(3)Loan includes interest rate floor feature, which generally ranges from 0.50% to 3.00%.
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
(6)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2023, the aggregate fair value of these securities is $101,113, or 11.15% of the Company’s net assets.
(7)The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(8)Loan was on non-accrual status as of September 30, 2023.
(9)Represents a corporate mezzanine loan, which is subordinated to senior secured term loans of the portfolio company/investment fund.
(10)Under the Investment Company Act, the Company is deemed to be an “affiliated person” of and “control” this investment fund because the Company owns more than 25% of the investment fund’s outstanding voting securities and/or has the power to exercise control over management or policies of such investment fund. See Note 5, Middle Market Credit Fund, LLC, and Note 6, Middle Market Credit Fund II, LLC, to these unaudited consolidated financial statements for more details. Transactions related to investments in controlled affiliates for the nine months ended September 30, 2023, were as follows:

Investments—controlled/affiliated	Fair Value as of December 31, 2022	Additions/Purchases	Reductions/Sales/ Paydowns	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of September 30, 2023	Dividend Income
Middle Market Credit Fund II LLC, Member's Interest	$72,957	$—	$—	$—	$(6,069)	$66,888	$8,328
Middle Market Credit Fund, LLC, Subordinated Loan and Member’s Interest	190,065	—	—	—	(5,538)	184,527	16,500
Middle Market Credit Fund, Mezzanine Loan	—	—	—	—	—	—	—
Total investments—controlled/affiliated	$263,022	$—	$—	$—	$(11,607)	$251,415	$24,828

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
(12)    Under the Investment Company Act, the Company is deemed an “affiliated person” of this portfolio company because the Company owns 5% or more of the portfolio company's outstanding voting securities. Transactions related to the portfolio company during the nine months ended September 30, 2023 were as follows:

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2023
(dollar amounts in thousands) (unaudited)

Investments—non-controlled/affiliated	Fair Value as of December 31, 2022	Additions/Purchases	Reductions/Sales/ Paydowns	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of September 30, 2023	Interest and Other Income
Direct Travel, Inc.	$42,636	$1,007	$—	$—	$541	$44,184	$4,326
Direct Travel, Inc.	2,731	314	—	—	(30)	3,015	280
Direct Travel, Inc. (Equity)	—	—	—	—	5,471	5,471	—
Total investments—non-controlled/affiliated	$45,367	$1,321	$—	$—	$5,982	$52,670	$4,606

(13)Loans include a credit spread adjustment that ranges from 0.10% to 0.43%.
(14)Loan is in forbearance as of September 30, 2023.
(15)The reference rate will transition from LIBOR to SOFR effective at the commencement of the subsequent interest rate period. As of September 30, 2023, the current reference rate was LIBOR.
(16)As of September 30, 2023, the Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
First and Second Lien Debt—unfunded delayed draw and revolving term loans commitments
ADPD Holdings, LLC	Delayed Draw	1.00%	$2,878	$(232)
ADPD Holdings, LLC	Revolver	0.50	621	(50)
Advanced Web Technologies Holding Company	Revolver	0.50	985	(2)
Alpine Acquisition Corp II	Revolver	0.50	2,068	(96)
Apex Companies Holdings, LLC	Delayed Draw	1.00	2,305	(15)
Applied Technical Services, LLC	Delayed Draw	1.00	240	1
Applied Technical Services, LLC	Revolver	0.50	32	—
Appriss Health, LLC	Revolver	0.50	2,963	(26)
Ascend Buyer, LLC	Revolver	0.50	1,284	(18)
Associations, Inc.	Revolver	0.50	723	—
Atlas AU Bidco Pty Ltd (Australia)	Revolver	0.50	268	3
Avalara, Inc.	Revolver	0.50	2,250	34
Bayside OPCP, LLC	Revolver	0.50	1,623	—
BlueCat Networks, Inc. (Canada)	Delayed Draw	1.00	195	(3)
Bradyifs Holdings, LLC	Revolver	0.50	661	(2)
CD&R Madison Parent Ltd (United Kingdom)	Delayed Draw	1.50	£271	3
Celerion Buyer, Inc.	Delayed Draw	1.00	499	5
Celerion Buyer, Inc.	Revolver	0.50	249	2
Chartis Holding, LLC	Revolver	0.50	170	—
Chemical Computing Group ULC (Canada)	Revolver	0.50	29	—
CircusTrix Holdings, LLC	Delayed Draw	1.00	1,613	(40)
CircusTrix Holdings, LLC	Revolver	0.50	806	(20)
CoreWeave Compute Acquisition Co. II, LLC	Delayed Draw	1.00	1,937	(34)

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2023
(dollar amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
Cority Software Inc. (Canada)	Revolver	0.50%	$3,000	$(10)
Coupa Holdings, LLC	Delayed Draw	1.00	771	16
Coupa Holdings, LLC	Revolver	0.50	591	12
CPI Intermediate Holdings, Inc.	Delayed Draw	1.00	927	(12)
CST Holding Company	Revolver	0.50	470	2
Denali Midco 2, LLC	Delayed Draw	1.00	876	(18)
Diligent Corporation	Revolver	0.50	28	—
Direct Travel, Inc.	Delayed Draw	0.50	1,373	—
Dwyer Instruments, Inc.	Delayed Draw	1.00	161	—
Dwyer Instruments, Inc.	Revolver	0.50	876	1
Eliassen Group, LLC	Delayed Draw	1.00	2,668	(11)
Ellkay, LLC	Revolver	0.50	1,786	(124)
EPS Nass Parent, Inc.	Revolver	0.50	10	—
Excel Fitness Holdings, Inc.	Revolver	0.50	891	(16)
Excelitas Technologies Corp.	Delayed Draw	1.00	99	(1)
Excelitas Technologies Corp.	Revolver	0.50	150	(2)
FPG Intermediate Holdco, LLC	Delayed Draw	1.00	3,973	(49)
Greenhouse Software, Inc.	Revolver	0.50	2,204	(16)
Hadrian Acquisition Limited (United Kingdom)	Delayed Draw	2.33	£1,842	(11)
Harbour Benefit Holdings, Inc.	Revolver	0.50	3,180	(23)
Heartland Home Services, Inc.	Revolver	0.50	619	(8)
Hercules Borrower LLC	Revolver	0.50	2,045	—
Hoosier Intermediate, LLC	Revolver	0.50	2,400	(187)
HS Spa Holdings Inc.	Revolver	0.50	1,079	(7)
iCIMS, Inc.	Delayed Draw	—	6,015	(14)
iCIMS, Inc.	Revolver	0.50	2,026	(5)
IQN Holding Corp.	Delayed Draw	1.00	395	2
IQN Holding Corp.	Revolver	0.50	489	3
Jeg's Automotive, LLC	Delayed Draw	1.00	4,167	(617)
Kaseya, Inc.	Delayed Draw	1.00	1,076	(6)
Kaseya, Inc.	Revolver	0.50	1,541	(8)
Lifelong Learner Holdings, LLC	Revolver	0.50	2	—
LVF Holdings, Inc.	Revolver	0.50	2,919	(47)
Material Holdings, LLC	Delayed Draw	—	881	(45)
Material Holdings, LLC	Revolver	1.00	652	(33)
Medical Manufacturing Technologies, LLC	Revolver	0.50	661	(5)

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2023
(dollar amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount		Fair Value
NEFCO Holding Company LLC	Delayed Draw	1.00%		$369	$—
NEFCO Holding Company LLC	Revolver	0.50		433	—
NMI AcquisitionCo, Inc.	Revolver	0.50		1,280	(11)
North Haven Fairway Buyer, LLC	Revolver	0.50		1,154	(25)
North Haven Stallone Buyer, LLC	Delayed Draw	1.00		87	(1)
Oak Purchaser, Inc.	Delayed Draw	0.50		1,354	(37)
Oak Purchaser, Inc.	Revolver	0.50		584	(16)
Oranje Holdco, Inc.	Revolver	0.50		1,006	3
Pestco Intermediate, LLC	Delayed Draw	2.00		1,387	(24)
Pestco Intermediate, LLC	Revolver	0.50		238	(4)
PF Atlantic Holdco 2, LLC	Delayed Draw	1.00		7,448	(15)
PF Atlantic Holdco 2, LLC	Revolver	0.50		1,241	(3)
Prophix Software Inc. (Canada)	Delayed Draw	—		379	—
Prophix Software Inc. (Canada)	Revolver	0.50		1,993	—
Pushpay USA Inc.	Revolver	0.50		1,235	(15)
PXO Holdings I Corp.	Delayed Draw	1.00		885	(22)
PXO Holdings I Corp.	Revolver	0.50		1,315	(33)
QNNECT, LLC	Delayed Draw	1.00		1,325	15
Radwell Parent, LLC	Revolver	0.38		1,116	4
RSC Acquisition, Inc.	Revolver	0.50		462	(4)
Sapphire Convention, Inc.	Revolver	0.50		4,188	(13)
SCP Eye Care HoldCo, LLC	Delayed Draw	1.00		21	—
SCP Eye Care HoldCo, LLC	Revolver	0.50		9	—
Smarsh Inc.	Delayed Draw	1.00		816	(8)
Smarsh Inc.	Revolver	0.50		408	(4)
Spotless Brands, LLC	Delayed Draw	1.00		15,000	92
Spotless Brands, LLC	Revolver	0.50		1,096	(3)
Summit Acquisition, Inc.	Delayed Draw	1.00		1,374	(13)
Summit Acquisition, Inc.	Revolver	0.50		687	(6)
Tank Holding Corp.	Revolver	0.38		359	(11)
The Carlstar Group LLC	Revolver	0.50		3,657	20
Trader Corporation (Canada)	Revolver	0.50	C$	906	11
Tufin Software North America, Inc.	Delayed Draw	—		324	(7)
Tufin Software North America, Inc.	Revolver	0.50		1,339	(28)
Turbo Buyer, Inc.	Delayed Draw	1.00		2,967	(36)
Turbo Buyer, Inc.	Revolver	0.50		1,217	(15)

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2023
(dollar amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
U.S. Legal Support, Inc.	Delayed Draw	0.50%	$1,449	$(18)
U.S. Legal Support, Inc.	Revolver	0.50	735	(9)
Wineshipping.com LLC	Delayed Draw	1.00	1,609	(85)
Wineshipping.com LLC	Revolver	0.50	477	(25)
Total unfunded commitments			$141,668	$(2,075)

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2023
(dollar amounts in thousands) (unaudited)
As of September 30, 2023, investments at fair value consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$1,319,570	$1,270,972	68.4%
Second Lien Debt	241,091	236,975	12.7
Equity Investments	95,126	101,113	5.4
Investment Funds	271,097	251,415	13.5
Total	$1,926,884	$1,860,475	100.0%
The rate type of debt investments at fair value as of September 30, 2023 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value of First and Second Lien Debt
Floating Rate	$1,542,798	$1,489,849	98.8%
Fixed Rate	17,863	18,098	1.2
Total	$1,560,661	$1,507,947	100.0%

The industry composition of investments at fair value as of September 30, 2023 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$110,170	$102,601	5.5%
Automotive	83,353	81,404	4.4
Beverage & Food	69,283	65,422	3.5
Business Services	105,697	106,116	5.8
Capital Equipment	56,411	59,347	3.2
Chemicals, Plastics & Rubber	68,500	66,130	3.6
Construction & Building	24,613	24,747	1.3
Consumer Goods: Durable	5,343	5,676	0.3
Consumer Goods: Non-Durable	4,804	4,969	0.3
Consumer Services	82,510	80,797	4.4
Containers, Packaging & Glass	45,718	39,438	2.1
Diversified Financial Services	90,107	89,819	4.8
Energy: Oil & Gas	35,891	36,031	1.9
Environmental Industries	39,680	39,729	2.1
Healthcare & Pharmaceuticals	237,820	210,518	11.4
High Tech Industries	138,259	138,070	7.4
Investment Funds	271,097	251,415	13.5
Leisure Products & Services	122,493	124,835	6.7
Media: Advertising, Printing & Publishing	14,965	15,118	0.8
Retail	29,978	30,419	1.6
Software	181,407	182,652	9.8

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2023
(dollar amounts in thousands) (unaudited)

Industry	Amortized Cost	Fair Value	% of Fair Value
Sovereign & Public Finance	$182	$601	0.0%
Telecommunications	78,656	74,549	4.0
Transportation: Cargo	8,746	8,431	0.5
Utilities: Electric	922	917	0.0
Wholesale	20,279	20,724	1.1
	$1,926,884	$1,860,475	100.0%
The geographical composition of investments at fair value as of September 30, 2023 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Australia	$2,803	$2,922	0.2%
Canada	47,895	48,847	2.6
Luxembourg	41,400	39,331	2.1
Sweden	1,168	187	0.0
United Kingdom	75,510	71,657	3.9
United States	1,758,108	1,697,531	91.2
Total	$1,926,884	$1,860,475	100.0%

The accompanying notes are an integral part of these unaudited consolidated financial statements.

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
(14)As of December 31, 2022, the Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
First and Second Lien Debt—unfunded delayed draw and revolving term loans commitments
ADPD Holdings, LLC	Delayed Draw	0.50%	$3,333	$(82)
ADPD Holdings, LLC	Revolver	0.50	621	(15)
Advanced Web Technologies Holding Company	Revolver	0.50	854	(9)
Advanced Web Technologies Holding Company	Delayed Draw	1.00	1,602	(16)
Airnov, Inc.	Revolver	0.50	688	(4)
Alpine Acquisition Corp II	Revolver	0.50	3,447	(128)
American Physician Partners, LLC	Delayed Draw	1.00	1,596	(32)
Analogic Corporation	Revolver	0.50	19	—
Applied Technical Services, LLC	Revolver	0.50	37	—
Appriss Health, LLC	Revolver	0.50	2,963	(114)
Apptio, Inc.	Revolver	0.50	947	—
Ascend Buyer, LLC	Revolver	0.50	1,284	(23)
Associations, Inc.	Revolver	0.50	723	(21)
Atlas AU Bidco Pty Ltd (Australia)	Revolver	0.50	268	(8)
Avalara, Inc.	Revolver	0.50	2,250	(68)
Blackbird Purchaser, Inc.	Delayed Draw	1.00	4,597	(264)
BlueCat Networks, Inc. (Canada)	Delayed Draw	0.50	645	(18)
BMS Holdings III Corp.	Delayed Draw	2.65	4,844	(87)
Bradyifs Holdings, LLC	Revolver	0.50	739	(7)
Bradyifs Holdings, LLC	Delayed Draw	1.00	2,634	(27)
Bubbles Bidco S.P.A. (Italy)	Delayed Draw	2.80	€873	—
Bubbles Bidco S.P.A. (Italy)	Revolver	—	€537	—
Celerion Buyer, Inc.	Revolver	0.50	249	(6)
Celerion Buyer, Inc.	Delayed Draw	1.00	499	(12)
Chartis Holding, LLC	Revolver	0.50	217	(1)
Chemical Computing Group ULC (Canada)	Revolver	0.50	29	—
Comar Holding Company, LLC	Revolver	0.50	1,467	(49)
Cority Software Inc. (Canada)	Revolver	0.50	3,000	(29)
CPI Intermediate Holdings, Inc.	Delayed Draw	—	927	(19)
CST Holding Company	Revolver	0.50	423	(13)
DCA Investment Holding LLC	Delayed Draw	1.00	169	(9)
Denali Midco 2, LLC	Delayed Draw	1.00	2,286	(87)

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2022
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
Diligent Corporation	Revolver	0.50%	$33	$(1)
Direct Travel, Inc.	Delayed Draw	0.50	1,657	—
Dwyer Instruments, Inc.	Revolver	0.50	994	(15)
Dwyer Instruments, Inc.	Delayed Draw	1.00	161	(2)
Eliassen Group, LLC	Delayed Draw	1.00	3,310	(38)
Ellkay, LLC	Revolver	0.50	1,786	(64)
EPS Nass Parent, Inc.	Revolver	0.50	30	(1)
EPS Nass Parent, Inc.	Delayed Draw	1.00	37	(2)
EvolveIP, LLC	Revolver	0.50	655	(12)
Excel Fitness Holdings, Inc.	Revolver	0.50	438	(20)
Excelitas Technologies Corp.	Revolver	0.50	160	(6)
Excelitas Technologies Corp.	Delayed Draw	0.50	152	(6)
FPG Intermediate Holdco, LLC	Delayed Draw	1.00	3,973	(174)
Greenhouse Software, Inc.	Revolver	0.50	2,204	(81)
Hadrian Acquisition Limited (United Kingdom)	Delayed Draw	2.33	£2,086	(39)
Harbour Benefit Holdings, Inc.	Revolver	0.50	3,180	(19)
Heartland Home Services, Inc.	Delayed Draw	0.75	5,469	(96)
Heartland Home Services, Inc.	Revolver	0.50	619	(6)
Hercules Borrower LLC	Revolver	0.50	1,929	(64)
Hoosier Intermediate, LLC	Revolver	0.50	1,600	(87)
HS Spa Holdings Inc.	Revolver	0.50	1,235	(34)
iCIMS, Inc.	Revolver	0.50	2,432	(89)
iCIMS, Inc.	Delayed Draw	—	6,784	(247)
IQN Holding Corp.	Delayed Draw	1.00	696	(11)
IQN Holding Corp.	Revolver	0.50	489	(8)
Jeg's Automotive, LLC	Delayed Draw	1.00	4,167	(251)
K2 Insurance Services, LLC	Revolver	0.50	1,120	(11)
Kaseya, Inc.	Revolver	0.50	2,054	(60)
Kaseya, Inc.	Delayed Draw	0.50	1,146	(33)
Lifelong Learner Holdings, LLC	Revolver	0.50	2	—
Liqui-Box Holdings, Inc.	Revolver	0.50	596	—
LVF Holdings, Inc.	Revolver	0.50	992	(54)
LVF Holdings, Inc.	Delayed Draw	1.00	4,670	(254)
Material Holdings, LLC	Delayed Draw	—	977	(44)
Material Holdings, LLC	Revolver	1.00	499	(22)
Medical Manufacturing Technologies, LLC	Revolver	0.50	1,446	(27)
Medical Manufacturing Technologies, LLC	Delayed Draw	1.00	826	(16)

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2022
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount		Fair Value
NEFCO Holding Company LLC	Delayed Draw	1.00%		$933	$(18)
NEFCO Holding Company LLC	Revolver	0.50		763	(15)
NMI AcquisitionCo, Inc.	Revolver	0.50		1,280	(33)
North Haven Fairway Buyer, LLC	Revolver	0.50		1,154	(21)
North Haven Stallone Buyer, LLC	Delayed Draw	1.00		200	(4)
Oak Purchaser, Inc.	Delayed Draw	0.50		1,623	(38)
Oak Purchaser, Inc.	Revolver	0.50		584	(14)
PF Atlantic Holdco 2, LLC	Delayed Draw	1.00		7,448	(130)
PF Atlantic Holdco 2, LLC	Revolver	0.50		2,759	(48)
PPT Management Holdings, LLC	Revolver	0.50		587	(162)
Prophix Software Inc. (Canada)	Revolver	0.50		1,993	—
PXO Holdings I Corp.	Delayed Draw	1.00		885	(16)
PXO Holdings I Corp.	Revolver	0.50		1,315	(24)
QNNECT, LLC	Delayed Draw	1.00		1,386	(42)
Quantic Electronics, LLC	Revolver	0.50		276	(14)
Quantic Electronics, LLC	Delayed Draw	1.00		2,126	(109)
Radwell Parent, LLC	Revolver	0.38		1,395	(42)
RSC Acquisition, Inc.	Revolver	0.50		462	(21)
RSC Acquisition, Inc.	Delayed Draw	1.00		950	(43)
Sapphire Convention, Inc.	Revolver	0.50		4,188	(92)
SCP Eye Care HoldCo, LLC	Revolver	0.50		17	—
SCP Eye Care HoldCo, LLC	Delayed Draw	1.00		39	(1)
Smarsh Inc.	Revolver	0.50		408	(17)
Smarsh Inc.	Delayed Draw	1.00		816	(34)
Spotless Brands, LLC	Revolver	0.50		1,096	(33)
Tank Holding Corp.	Revolver	0.38		1,379	(37)
The Carlstar Group LLC	Revolver	0.50		3,657	(48)
Trader Corporation (Canada)	Revolver	0.50	C$	906	(31)
Trafigura Trading LLC	Revolver	0.50		388	(3)
Tufin Software North America, Inc.	Revolver	0.50		1,339	(41)
Tufin Software North America, Inc.	Delayed Draw	—		115	(4)
Turbo Buyer, Inc.	Delayed Draw	1.00		2,967	(53)
Turbo Buyer, Inc.	Revolver	0.50		1,217	(22)
U.S. Legal Support, Inc.	Delayed Draw	0.50		2,032	(37)
U.S. Legal Support, Inc.	Revolver	0.50		735	(13)
Wineshipping.com LLC	Delayed Draw	1.00		1,609	(127)
Wineshipping.com LLC	Revolver	0.50		1,509	(120)

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
As of September 30, 2023
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
TCG BDC SPV LLC (the “SPV”) is a Delaware limited liability company that was formed on January 3, 2013. Prior to the termination of its senior secured credit facility on December 11, 2020, the SPV invested in first and second lien senior secured loans. The SPV is a wholly owned subsidiary of the Company and is consolidated in these unaudited consolidated financial statements commencing from the date of its formation, January 3, 2013. Effective March 15, 2017, the SPV changed its name from “Carlyle GMS Finance SPV LLC” to “TCG BDC SPV LLC”.
On June 26, 2015, the Company completed a $400,000 term debt securitization (the “2015-1 Debt Securitization”). The notes offered in the 2015-1 Debt Securitization (the “2015-1 Notes”) were issued by Carlyle Direct Lending CLO 2015-1R LLC (formerly known as Carlyle GMS Finance MM CLO 2015-1 LLC) (the “2015-1 Issuer”), a wholly owned and consolidated subsidiary of the Company. On August 30, 2018, the 2015-1 Issuer refinanced the 2015-1 Debt Securitization (the “2015-1 Debt Securitization Refinancing”) by redeeming in full the 2015-1 Notes and issuing new notes (the “2015-1R Notes”). The 2015-1R Notes are secured by a diversified portfolio of the 2015-1 Issuer consisting primarily of first and second lien senior secured loans. Refer to Note 7, Borrowings, for details. The 2015-1 Issuer is consolidated in these unaudited consolidated financial statements commencing from the date of its formation, May 8, 2015.
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
2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The Company is an investment company for the purposes of accounting and financial reporting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC 946”). The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, the SPV and the 2015-1 Issuer. All significant intercompany balances and transactions have been eliminated. U.S. GAAP for an investment company requires investments to be recorded at fair value. The carrying value for all other assets and liabilities approximates their fair value.
The interim consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of consolidated financial statements for the interim periods presented have been included. These adjustments are of a normal, recurring nature. This Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2022. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the operating results to be expected for the full year.
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
Investments
Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment at the time of exit using the specific identification method without regard to unrealized appreciation or depreciation previously recognized, and includes investments charged off during the period, net of recoveries. Net change in unrealized appreciation or depreciation on investments as presented in the accompanying Consolidated Statements of Operations reflects the net change in the fair value of investments, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized. See Note 3, Fair Value Measurements, to these unaudited consolidated financial statements for further information about fair value measurements.
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash consist of demand deposits and highly liquid investments (e.g., money market funds, U.S. treasury notes) with original maturities of three months or less. Cash equivalents are carried at amortized cost, which approximates fair value. The Company’s cash, cash equivalents and restricted cash are held with one large financial institution and cash held in such financial institution may, at times, exceed the Federal Deposit Insurance Corporation insured limit. As of September 30, 2023 and December 31, 2022, the Company held restricted cash balances of $35,503 and $14,412, respectively, which represent amounts that are collected and held by trustees appointed by the Company for payment of interest expense and principal on the outstanding borrowings, or reinvestment into new assets, and as custodians of the assets securing certain of the Company's financing transactions. There was no restricted cash balances denominated in a foreign currency as of September 30, 2023 and December 31, 2022.
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
The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK income represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. As of September 30, 2023 and December 31, 2022, the fair value of the loans in the portfolio with PIK provisions was $251,860 and $176,773, respectively, which represents approximately 13.5% and 8.9%, respectively, of total investments at fair value. For the three and nine months ended September 30, 2023, the Company earned $5,417 and $14,321 in PIK income, respectively. For the three and nine months ended September 30, 2022, the Company earned $11,146 and $18,595 in PIK income, respectively.
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
Other Income
Other income may include income such as consent, waiver, amendment, unused, underwriting, arranger and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive fees for guaranteeing the outstanding debt of a portfolio company. Such fees are amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in prepaid expenses and other assets in the accompanying Consolidated Statements of Assets and Liabilities. For the three and nine months ended September 30, 2023, the Company earned $768 and $2,650, respectively, in other income, primarily from prepayment fees and commitment fees. For the three and nine months ended September 30, 2022, the Company earned $2,974 and $6,844, respectively, in other income, primarily from underwriting, amendment, and prepayment fees.
Non-Accrual Income
Loans are generally placed on non-accrual status when principal or interest payments are past due or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are current or there is no longer any reasonable doubt that such principal or interest will be collected in full and, in management’s judgment, are likely to remain current. Management may determine not to place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2023 and December 31, 2022, the fair value of the loans in the portfolio on non-accrual status was $36,600 and $57,932, respectively. The remaining first and second lien debt investments were performing and current on their interest payments as of September 30, 2023 and December 31, 2022 and for the periods then ended.
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
On December 30, 2019, the Company closed a private offering of $115.0 million in aggregate principal amount of 4.75% Senior Unsecured Notes due December 31, 2024 (the “2019 Notes”). On December 11, 2020, the Company issued $75.0 million in aggregate principal amount of 4.50% Senior Unsecured Notes due December 31, 2024 (the “2020 Notes,” and together with the 2019 Notes, the “Senior Notes”). The Credit Facility, the 2015-1R Notes and the Senior Notes are recorded at carrying value, which approximates fair value.
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
In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. The Company intends to make sufficient distributions each taxable year to satisfy the excise distribution requirements as reasonable. For the three and nine months ended September 30, 2023, the Company incurred $850 and $2,023 in excise tax expense, respectively. For the three and nine months ended September 30, 2022, the Company incurred $449 and $978 in excise tax expense, respectively.
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
Dividends and Distributions to Common Stockholders
To the extent that the Company has taxable income available, the Company intends to make quarterly distributions to its common stockholders. Dividends and distributions to common stockholders are recorded on the record date. The amount to be distributed, if any, is determined by the Board of Directors each quarter and is generally based upon the taxable earnings estimated by management and available cash. Net realized capital gains, if any, are generally distributed at least annually, although the Company may decide to retain such capital gains for investment.

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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of September 30, 2023 and December 31, 2022.
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
Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the three and nine months ended September 30, 2023 and 2022, there were no transfers between levels.

The following tables summarize the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of September 30, 2023 and December 31, 2022:

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$1,270,972	$1,270,972
Second Lien Debt	—	—	236,975	236,975
Equity Investments	—	—	101,113	101,113
Investment Funds
Mezzanine Loan	—	—	—	—
Subordinated Loan and Member's Interest	—	—	184,527	184,527
Total	$—	$—	$1,793,587	$1,793,587
Investments measured at net asset value(1)				66,888
Total				$1,860,475

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$1,359,962	$1,359,962
Second Lien Debt	—	—	262,703	262,703
Equity Investments	—	—	94,190	94,190
Investment Funds
Mezzanine Loan	—	—	—	—
Subordinated Loan and Member's Interest	—	—	190,065	190,065
Total	$—	$—	$1,906,920	$1,906,920
Investments measured at net asset value(1)				72,957
Total				$1,979,877
(1)Amount represents the Company's investment in Credit Fund II. The Company, as a practical expedient, estimates the fair value of this investment using the net asset value of the Company's member's interest in Credit Fund II. As such, the fair value of the Company's investment in Credit Fund II has not been categorized within the fair value hierarchy.

The changes in the Company’s investments at fair value for which the Company has used Level 3 inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level 3 investments still held are as follows:

	Financial Assets
	For the three months ended September 30, 2023
	First Lien Debt	Second Lien Debt	Equity Investments	Investment Fund - Subordinated Loan and Member's Interest	Total
Balance, beginning of period	$1,272,650	$265,536	$102,214	$189,101	$1,829,501
Purchases	51,786	364	2,166	—	54,316
Sales	(24,601)	(5,332)	(2)	—	(29,935)
Paydowns	(37,511)	(23,450)	(1,541)	—	(62,502)
Accretion of discount	1,533	369	101	—	2,003
Net realized gains (losses)	(97)	(45)	—	—	(142)
Net change in unrealized appreciation (depreciation)	7,212	(467)	(1,825)	(4,574)	346
Balance, end of period	$1,270,972	$236,975	$101,113	$184,527	$1,793,587
Net change in unrealized appreciation (depreciation) relating to Level 3 investments still held at the reporting date and included within the Consolidated Statements of Operations	$7,161	$(378)	$(1,825)	$(4,574)	$384

	Financial Assets
	For the nine months ended September 30, 2023
	First Lien Debt	Second Lien Debt	Equity Investments	Investment Fund - Subordinated Loan and Member's Interest	Total
Balance, beginning of period	$1,359,962	$262,703	$94,190	$190,065	$1,906,920
Purchases	148,893	4,738	6,158	—	159,789
Sales	(89,257)	(11,704)	(1,719)	—	(102,680)
Paydowns	(138,487)	(23,904)	(2,148)	—	(164,539)
Accretion of discount	4,784	788	215	—	5,787
Net realized gains (losses)	(22,706)	(93)	1,351	—	(21,448)
Net change in unrealized appreciation (depreciation)	7,783	4,447	3,066	(5,538)	9,758
Balance, end of period	$1,270,972	$236,975	$101,113	$184,527	$1,793,587
Net change in unrealized appreciation (depreciation) relating to Level 3 investments still held at the reporting date and included within the Consolidated Statements of Operations	$(3,856)	$(378)	$3,971	$(5,538)	$(5,801)

	Financial Assets
	For the three months ended September 30, 2022
	First Lien Debt	Second Lien Debt	Equity Investments	Investment Fund - Subordinated Loan and Member's Interest	Total
Balance, beginning of period	$1,257,282	$290,683	$78,633	$186,767	$1,813,365
Purchases	212,886	285	14,623	—	227,794
Sales	(79,406)	(19,690)	—	—	(99,096)
Paydowns	(66,139)	(7,000)	—	—	(73,139)
Accretion of discount	2,615	171	49	—	2,835
Net realized gains (losses)	151	(4,659)	—	—	(4,508)
Net change in unrealized appreciation (depreciation)	1,205	3,421	(753)	2,836	6,709
Balance, end of period	$1,328,594	$263,211	$92,552	$189,603	$1,873,960
Net change in unrealized appreciation (depreciation) relating to Level 3 investments still held at the reporting date and included within the Consolidated Statements of Operations	$780	$(834)	$(753)	$2,836	$2,029

	Financial Assets
	For the nine months ended September 30, 2022
	First Lien Debt	Second Lien Debt	Equity Investments	Investment Fund - Subordinated Loan and Member's Interest	Total
Balance, beginning of period	$1,232,084	$341,776	$77,093	$184,141	$1,835,094
Purchases	518,528	966	18,297	—	537,791
Sales	(177,776)	(23,703)	(5,034)	—	(206,513)
Paydowns	(241,555)	(43,325)	(1,083)	—	(285,963)
Accretion of discount	6,833	912	189	—	7,934
Net realized gains (losses)	3,102	(5,615)	3,898	—	1,385
Net change in unrealized appreciation (depreciation)	(12,622)	(7,800)	(808)	5,462	(15,768)
Balance, end of period	$1,328,594	$263,211	$92,552	$189,603	$1,873,960
Net change in unrealized appreciation (depreciation) relating to Level 3 investments still held at the reporting date and included within the Consolidated Statements of Operations	$(8,132)	$(7,679)	$(2,295)	$5,462	$(12,644)
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
The following tables summarize the quantitative information related to the significant unobservable inputs for Level 3 instruments which are carried at fair value as of September 30, 2023 and December 31, 2022:

	Fair Value as of September 30, 2023	Valuation Techniques	Significant Unobservable Inputs	Range
				Low	High	Weighted Average
Investments in First Lien Debt	$1,128,465	Discounted Cash Flow	Discount Rate	5.06%	17.64%	8.65%
	16,296	Consensus Pricing	Indicative Quotes	94.00%	100.00%	97.75%
	126,211	Income Approach	Discount Rate	9.40%	11.07%	10.18%
		Market Approach	Comparable Multiple	8.60x	10.89x	9.77x
Total First Lien Debt	1,270,972
Investments in Second Lien Debt	234,339	Discounted Cash Flow	Discount Rate	8.29%	15.06%	9.83%
	2,636	Income Approach	Discount Rate	11.07%	11.07%	11.07%
Total Second Lien Debt	236,975
Investments in Equity	101,113	Income Approach	Discount Rate	7.22%	12.91%	10.39%
		Market Approach	Comparable Multiple	7.93x	16.16x	9.83x
Total Equity Investments	101,113
Investments in Credit Fund
Subordinated Loan and Member's Interest	184,527	Discounted Cash Flow	Discount Rate	10.25%	10.25%	10.25%
		Discounted Cash Flow	Default Rate	3.00%	3.00%	3.00%
		Discounted Cash Flow	Recovery Rate	65.00%	65.00%	65.00%
Total Investments in Credit Fund	184,527
Total Level 3 Investments	$1,793,587

	Fair Value as of December 31, 2022	Valuation Techniques	Significant Unobservable Inputs	Range
				Low	High	Weighted Average
Investments in First Lien Debt	$1,157,414	Discounted Cash Flow	Discount Rate	4.84%	17.96%	9.09%
	74,457	Consensus Pricing	Indicative Quotes	97.00%	100.00%	97.95%
	128,091	Income Approach	Discount Rate	9.03%	19.31%	13.34%
		Market Approach	Comparable Multiple	5.21x	10.51x	9.81x
Total First Lien Debt	1,359,962
Investments in Second Lien Debt	262,703	Discounted Cash Flow	Discount Rate	8.96%	13.33%	10.12%
Total Second Lien Debt	262,703
Investments in Equity	94,190	Income Approach	Discount Rate	7.22%	12.69%	9.89%
		Market Approach	Comparable Multiple	8.40x	17.24x	10.41x
Total Equity Investments	94,190
Investment in Credit Fund
Subordinated Loan and Member's Interest	190,065	Discounted Cash Flow	Discount Rate	10.25%	10.25%	10.25%
		Discounted Cash Flow	Default Rate	3.00%	3.00%	3.00%
		Discounted Cash Flow	Recovery Rate	65.00%	65.00%	65.00%
Total Investments in Credit Fund	190,065
Total Level 3 Investments	$1,906,920
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
Financial instruments disclosed but not carried at fair value
The following table presents the carrying value (before debt issuance costs) and fair value of the Credit Facility, Senior Notes, and 2015-1R Notes disclosed but not carried at fair value as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured borrowings	$366,256	$366,256	$440,441	$440,441
2019 Notes	115,000	102,849	115,000	105,496
2020 Notes	75,000	67,731	75,000	69,180
Aaa/AAA Class A-1-1-R Notes	234,800	233,016	234,800	232,170
Aaa/AAA Class A-1-2-R Notes	50,000	49,770	50,000	49,655
Aaa/AAA Class A-1-3-R Notes	25,000	23,938	25,000	24,013
AA Class A-2-R Notes	66,000	65,340	66,000	63,802
A Class B Notes	46,400	45,078	46,400	44,465
BBB- Class C Notes	27,000	26,393	27,000	25,920
Total	$1,005,456	$980,371	$1,079,641	$1,055,142

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
Below is a summary of the base management fees and incentive fees incurred during the three and nine months ended September 30, 2023 and 2022.

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Base management fees	$7,080	$7,262	$21,501	$21,425
Incentive fees on pre-incentive fee net investment income	5,530	6,451	16,595	16,137
Total base management fees and incentive fees	$12,610	$13,713	$38,096	$37,562
Accrued capital gains incentive fees are based upon the cumulative net realized and unrealized appreciation (depreciation) from inception. Accordingly, the accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. During the three and nine months ended September 30, 2023 and 2022, there were no accrued or realized capital gains incentive fees.
As of September 30, 2023 and December 31, 2022, $12,636 and $12,681, respectively, was included in base management and incentive fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
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
For the three months ended September 30, 2023 and 2022, the Company incurred $369 and $470, respectively, in fees under the Administration Agreement. For the nine months ended September 30, 2023 and 2022, the Company incurred $866 and $1,337, respectively, in fees under the Administration Agreement. These fees are included in administrative service fees in the accompanying Consolidated Statements of Operations. As of September 30, 2023 and December 31, 2022, $2,577 and $1,711, respectively, was unpaid and included in administrative service fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
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
For the three months ended September 30, 2023 and 2022, the Company incurred $170 and $271, respectively, in fees under the State Street Sub-Administration Agreement. For the nine months ended September 30, 2023 and 2022, the Company incurred $499 and $620, respectively, in fees under the State Street Sub-Administration Agreement. These fees are included in other general and administrative expenses in the accompanying Consolidated Statements of Operations. As of September 30, 2023 and December 31, 2022, $223 and $298, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.
License Agreement
The Company has entered into a royalty free license agreement with CIM, which wholly owns the Investment Adviser and is a wholly owned subsidiary of Carlyle, pursuant to which CIM has granted the Company a non-exclusive, revocable and non-transferable license to use the name and mark “Carlyle.”

Board of Directors
The Company’s Board of Directors currently consists of seven members, four of whom are Independent Directors. The Board of Directors has established an Audit Committee, a Pricing Committee, a Nominating and Governance Committee and a Compensation Committee, the members of each of which consist of the Company’s Independent Directors. The Board of Directors may establish additional committees in the future. For the three months ended September 30, 2023 and 2022, the Company incurred $103 and $173, respectively, in fees and expenses associated with its Independent Directors' services on the Company's Board of Directors and its committees. For the nine months ended September 30, 2023 and 2022, the Company incurred $333 and $519, respectively, in fees and expenses associated with its Independent Directors' services on the Company's Board of Directors and its committees. These fees are included in directors’ fees and expenses in the accompanying Consolidated Statements of Operations. As of September 30, 2023 and December 31, 2022, no fees or expenses associated with its Independent Directors were payable.
Transactions with Investment Funds
At times, the Company will engage in purchase and sale transactions with Credit Fund, as detailed below. See Note 5, Middle Market Credit Fund, LLC, to these unaudited consolidated financial statements for further information about Credit Fund.

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Number of investments sold	—	3	3	6
Proceeds from investments	$—	$31,014	$18,237	$84,534
Realized gain (loss) from investments	$—	$121	$(94)	$48

At times, the Company will engage in purchase and sale transactions with Credit Fund II, as detailed below. See Note 6, Middle Market Credit Fund II, LLC, to these unaudited consolidated financial statements for further information about Credit Fund II.

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Number of investments purchased	1	—	1	—
Cost of investments purchased	$6,581	$—	$6,581	$—
Number of investments sold	5	5	10	9
Proceeds from investments	$24,601	$27,429	$45,190	$59,222
Realized gain (loss) from investments	$140	$(421)	$(33)	$(842)

Cumulative Convertible Preferred Stock
On May 5, 2020, the Company issued and sold 2,000,000 shares of the cumulative convertible preferred stock, par value $0.01 per share, to an affiliate of Carlyle in a private placement at a price of $25 per share. For the three and nine months ended September 30, 2023, the Company declared and paid dividends on the Preferred Stock of $875 and $2,625, respectively. For the three and nine months ended September 30, 2022, the Company declared and paid dividends on the Preferred Stock of $875 and $2,625, respectively. See Note 9, Net Assets, to these unaudited consolidated financial statements for further information about the Preferred Stock.
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
Selected Financial Data
Since inception of Credit Fund and through September 30, 2023 and December 31, 2022, the Company and Credit Partners each made capital contributions of $1 in members’ equity and $216,000 in subordinated loans to Credit Fund. On May 25, 2021, the Company and Credit Partners received an aggregate return of capital on the subordinated loans of $46,000, of which the Company received $23,000. Below is certain summarized consolidated financial information for Credit Fund as of September 30, 2023 and December 31, 2022.

	As of
	September 30, 2023	December 31, 2022
	(unaudited)
Selected Consolidated Balance Sheet Information:
ASSETS
Investments, at fair value (amortized cost of $809,730 and $953,467, respectively)	$755,949	$902,720
Cash, cash equivalents and restricted cash(1)	31,011	28,030
Other assets	7,914	9,681
Total assets	$794,874	$940,431
LIABILITIES AND MEMBERS’ EQUITY
Secured borrowings	$441,221	$588,621
Other liabilities	31,950	19,940
Subordinated loans and members’ equity(2)	321,703	331,870
Total liabilities and members’ equity	$794,874	$940,431
(1)As of September 30, 2023 and December 31, 2022, $14,374 and $14,393, respectively, of Credit Fund's cash and cash equivalents was restricted.
(2)As of September 30, 2023 and December 31, 2022, the fair value of Company's ownership interest in the subordinated loans and members’ equity was $184,527 and $190,065, respectively.

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(unaudited)		(unaudited)
Selected Consolidated Statement of Operations Information:
Total investment income	$22,753	$18,563	$68,198	$48,049
Expenses
Interest and credit facility expenses	10,491	6,858	31,203	15,983
Other expenses	434	410	1,435	1,507
Total expenses	10,925	7,268	32,638	17,490
Net investment income (loss)	11,828	11,295	35,560	30,559
Net realized gain (loss) on investments	16	(189)	(9,693)	(189)
Net change in unrealized appreciation (depreciation) on investments	1,448	(4,757)	(3,034)	(31,795)
Net increase (decrease) resulting from operations	$13,292	$6,349	$22,833	$(1,425)
Below is a summary of Credit Fund’s portfolio, followed by a listing of the loans in Credit Fund’s portfolio as of September 30, 2023 and December 31, 2022:

	As of
	September 30, 2023	December 31, 2022
Senior secured loans(1)	$816,447	$955,605
Number of portfolio companies in Credit Fund	38	45
Average amount per portfolio company(1)	$21,485	$21,236
Number of loans on non-accrual status	3	—
Fair value of loans on non-accrual status	$13,591	$—
Percentage of portfolio at floating interest rates(2)(3)	100.0%	100.0%
Fair value of loans with PIK provisions	$35,272	$49,950
Percentage of portfolio with PIK provisions(3)	4.7%	5.5%
(1)At par/principal amount.
(2)Floating rate debt investments are generally subject to interest rate floors.
(3)Percentages based on fair value.

Consolidated Schedule of Investments as of September 30, 2023
Investments (1)			Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
First Lien Debt (100.0% of fair value)
ACR Group Borrower, LLC	^+		(2)(3)(9)	Aerospace & Defense	SOFR	4.50%	9.89%	3/31/2028	$38,385	$37,966	$38,005
Alpine Acquisition Corp II	+	(2)(3)(6)	(2)(3)(6)	Transportation: Cargo	SOFR	6.00%	11.47%	11/30/2026	9,925	9,528	9,463
API Technologies Corp.	+		(2)(6)(7)	Aerospace & Defense	SOFR	4.25%	11.75%	5/9/2026	14,400	14,366	8,878
Avalign Technologies, Inc.	+		(2)(6)	Healthcare & Pharmaceuticals	SOFR	4.50%	9.92%	12/22/2025	14,182	14,131	13,119
BMS Holdings III Corp.	+		(2)(3)	Construction & Building	SOFR	5.50%	11.01%	9/30/2026	11,046	10,979	10,744
Bradyifs Holdings, LLC	+		(2)(3)(6)	Wholesale	SOFR	6.25%	11.68%	11/22/2025	5,966	5,852	5,948
Chartis Holding, LLC	^+		(2)(3)(6)(9)	Business Services	SOFR	5.00%	10.52%	5/1/2025	7,311	7,311	7,290
Chemical Computing Group ULC (Canada)	^+		(2)(3)(6)(9)	Software	SOFR	4.50%	9.92%	8/30/2024	11,523	11,423	11,465
Diligent Corporation	^+		(2)(3)(6)(9)	Telecommunications	SOFR	6.25%	11.77%	8/4/2025	9,883	9,756	9,745
Divisions Holding Corporation	+		(2)(3)(6)	Business Services	SOFR	4.75%	10.18%	5/27/2028	14,080	13,979	13,999
DTI Holdco, Inc.	+		(2)(3)	High Tech Industries	SOFR	4.75%	10.12%	4/26/2029	29,700	29,201	28,802
Eliassen Group, LLC	+		(2)(3)	Business Services	SOFR	5.50%	10.84%	4/14/2028	19,230	19,029	19,153
EPS Nass Parent, Inc.	^+		(2)(3)(6)(9)	Utilities: Electric	SOFR	5.75%	11.29%	4/19/2028	34,608	34,115	33,934
EvolveIP, LLC	^+		(2)(3)(6)	Telecommunications	SOFR	5.50%	11.22%	6/7/2025	42,720	42,698	41,746
Exactech, Inc.	+		(2)(3)(6)	Healthcare & Pharmaceuticals	SOFR	3.75%	9.17%	2/14/2025	20,912	20,873	8,365
GSM Acquisition Corp.	+		(2)(3)(6)	Leisure Products & Services	SOFR	5.00%	10.51%	11/16/2026	30,734	30,528	30,217
Heartland Home Services, Inc.	+		(2)(3)(6)	Consumer Services	SOFR	5.75%	11.07%	12/15/2026	7,187	7,117	7,041
Heartland Home Services, Inc.	+		(2)(3)(6)(9)	Consumer Services	SOFR	6.00%	11.32%	12/15/2026	24,070	24,004	23,730
HMT Holding Inc.	^+		(2)(3)(6)(9)	Energy: Oil & Gas	SOFR	6.00%	11.57%	11/17/2025	34,718	34,616	33,740
Integrity Marketing Acquisition, LLC	+		(2)(3)(6)	Diversified Financial Services	SOFR	6.05%	11.57%	8/27/2026	36,664	36,427	36,246
Integrity Marketing Acquisition, LLC	^+		(2)(3)(6)	Diversified Financial Services	SOFR	6.02%	11.54%	8/27/2026	6,897	6,841	6,813
Jensen Hughes, Inc.	^+		(2)(3)(6)(9)	Utilities: Electric	SOFR	5.75%	11.22%	3/22/2025	33,773	33,763	33,534
KAMC Holdings, Inc.	+		(2)(6)	Energy: Electricity	SOFR	4.00%	9.72%	8/14/2026	13,440	13,410	11,894
KBP Investments, LLC	+		(2)(3)(9)	Beverage & Food	SOFR	5.50%, 1.00% PIK	12.02%	5/25/2027	37,418	37,259	35,272
North Haven Fairway Buyer, LLC	+		(2)(3)	Consumer Services	SOFR	6.50%	11.88%	5/17/2028	6,717	6,562	6,574
Output Services Group	+		(2)(3)(7)	Media: Advertising, Printing & Publishing	SOFR	5.25%, 1.50% PIK	10.82%	6/27/2026	19,360	19,218	3,291
PF Atlantic Holdco 2, LLC	+		(2)(3)(6)	Leisure Products & Services	SOFR	5.50%	11.06%	11/12/2027	15,279	15,081	15,247
Premise Health Holding Corp.	+		(2)(6)	Healthcare & Pharmaceuticals	SOFR	3.75%	9.15%	7/10/2025	13,202	13,183	12,839
Radiology Partners, Inc.	+		(2)(6)	Healthcare & Pharmaceuticals	SOFR	4.25%	10.18%	7/9/2025	27,627	27,583	20,652
RevSpring Inc.	+		(2)(6)	Media: Advertising, Printing & Publishing	SOFR	4.00%	9.65%	10/11/2025	28,623	28,540	28,051
Striper Buyer, LLC	+		(2)(3)	Containers, Packaging & Glass	SOFR	5.50%	10.92%	12/30/2026	14,589	14,499	14,491
Summit Acquisition, Inc.	+		(2)(3)	Diversified Financial Services	SOFR	6.75%	12.14%	5/1/2030	5,955	5,782	5,899
Tank Holding Corp.	+		(2)(3)(6)	Capital Equipment	SOFR	5.75%	11.17%	3/31/2028	19,799	19,324	19,207

Consolidated Schedule of Investments as of September 30, 2023
Investments (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
Turbo Buyer, Inc.	+	(2)(3)(8)(9)	Automotive	SOFR	6.00%	11.42%	12/2/2025	$33,987	$33,828	$33,565
U.S. TelePacific Holdings Corp.	^	(2)(3)(6)(7)	Telecommunications	SOFR	1.25%, 6.00% PIK	12.56%	5/2/2026	3,743	3,338	1,422
USALCO, LLC	+	(2)(3)(6)	Chemicals, Plastics & Rubber	SOFR	6.00%	11.43%	10/19/2027	14,733	14,518	14,733
VRC Companies, LLC	^+	(2)(3)(9)	Business Services	SOFR	5.50%	11.13%	6/29/2027	23,561	23,313	23,361
Welocalize, Inc.	^+	(2)(3)(6)(9)	Business Services	SOFR	4.75%	10.24%	12/23/2024	33,211	33,064	31,722
WRE Holding Corp.	^+	(2)(3)(6)(9)	Environmental Industries	SOFR	5.00%	10.29%	1/3/2025	8,089	8,086	8,033
Yellowstone Buyer Acquisition, LLC	+	(2)(3)(6)	Consumer Goods: Durable	SOFR	5.75%	11.20%	9/13/2027	39,200	38,639	37,719
First Lien Debt Total									$809,730	$755,949
Total Investments									$809,730	$755,949

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

(1)Unless otherwise indicated, issuers of investments held by Credit Fund are domiciled in the United States. As of September 30, 2023, the geographical composition of investments as a percentage of fair value was 1.5% in Canada and 98.5% in the United States. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either the Secured Overnight Financing Rate (“SOFR”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, Credit Fund has indicated the reference rate used and provided the spread and the interest rate in effect as of September 30, 2023. As of September 30, 2023, the reference rates for Credit Fund’s variable rate loans were the 30-day SOFR at 5.32%, the 90-day SOFR at 5.40%, and the 180-day SOFR at 5.47%.
(3)Loan includes interest rate floor feature, which generally ranges from 0.75% to 1.00%.
(4)Amortized cost represents original cost, including origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion/amortization of discounts/premiums, as applicable, on debt investments using the effective interest method.
(5)Fair value is determined in good faith by or under the direction of the board of managers of Credit Fund, pursuant to Credit Fund’s valuation policy, with the fair value of all investments determined using significant unobservable inputs, which is substantially similar to the valuation policy of the Company provided in Note 3, Fair Value Measurements, to these unaudited consolidated financial statements.
(6)Loans include a credit spread adjustment that ranges from 0.10% to 0.43%.
(7)Loan was on non-accrual status as of September 30, 2023.
(8)The reference rate will transition from LIBOR to SOFR effective at the commencement of the subsequent interest rate period. As of September 30, 2023, the current reference rate was LIBOR.
(9)As of September 30, 2023, Credit Fund had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

First Lien Debt – unfunded delayed draw and revolving term loans commitments	Type	Unused Fee	Par/ Principal Amount	Fair Value
ACR Group Borrower, LLC	Revolver	0.38%	$2,835	$(26)
Chartis Holding, LLC	Revolver	0.50	1,711	(4)
Chemical Computing Group ULC (Canada)	Revolver	0.50	873	(4)
Diligent Corporation	Revolver	0.50	415	(6)
EPS Nass Parent, Inc.	Revolver	0.50	359	(7)
Heartland Home Services, Inc.	Revolver	0.50	772	(11)
HMT Holding Inc.	Revolver	0.50	3,351	(86)
Jensen Hughes, Inc.	Revolver	0.50	2,000	(13)
KBP Investments, LLC	Delayed Draw	1.00	565	(32)
Turbo Buyer, Inc.	Revolver	0.50	933	(11)
VRC Companies, LLC	Revolver	0.50	833	(7)
Welocalize, Inc.	Revolver	0.50	5,063	(197)
WRE Holding Corp.	Revolver	0.50	1,123	(7)
Total unfunded commitments			$20,833	$(411)

Consolidated Schedule of Investments as of December 31, 2022
Investments (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
First Lien Debt (100.0% of fair value)
ACR Group Borrower, LLC	^+	(2)(3)(7)	Aerospace & Defense	LIBOR	4.50%	9.22%	3/31/2028	$36,965	$36,488	$36,015
Acrisure, LLC	+#	(2)	Diversified Financial Services	LIBOR	3.50%	7.88%	2/13/2027	25,118	25,099	23,485
Alpine Acquisition Corp II	+	(2)(3)(6)	Transportation: Cargo	SOFR	5.50%	9.76%	11/30/2026	10,000	9,527	9,630
Analogic Corporation	^+	(2)(3)(7)	Capital Equipment	LIBOR	5.25%	9.67%	6/22/2024	20,226	20,217	19,725
Anchor Packaging, Inc.	+#	(2)	Containers, Packaging & Glass	LIBOR	4.00%	8.38%	7/18/2026	22,221	22,157	21,360
API Technologies Corp.	+#	(2)	Aerospace & Defense	LIBOR	4.25%	8.98%	5/9/2026	14,475	14,436	13,127
Aptean, Inc.	+#	(2)(6)	Software	SOFR	4.25%	8.98%	4/23/2026	12,031	11,997	11,475
Avalign Technologies, Inc.	+#	(2)(6)	Healthcare & Pharmaceuticals	SOFR	4.50%	9.03%	12/22/2025	14,294	14,227	13,382
BMS Holdings III Corp.	+	(2)(3)	Construction & Building	LIBOR	5.50%	10.23%	9/30/2026	11,131	11,049	10,931
Chartis Holding, LLC	+	(2)(3)(7)	Business Services	LIBOR	5.00%	9.77%	5/1/2025	6,893	6,893	6,832
Chemical Computing Group ULC (Canada)	^+	(2)(3)(6) (7)	Software	SOFR	4.50%	8.57%	8/30/2024	13,769	13,559	13,564
Diligent Corporation	^+	(2)(3)(7)	Telecommunications	LIBOR	6.25%	10.63%	8/4/2025	9,880	9,706	9,449
Divisions Holding Corporation	+#	(2)(3)	Business Services	LIBOR	4.75%	9.13%	5/27/2028	24,688	24,488	24,009
DTI Holdco, Inc.	+	(2)(3)	High Tech Industries	SOFR	4.75%	8.84%	4/26/2029	29,925	29,373	27,363
Eliassen Group, LLC	+	(2)(3)	Business Services	SOFR	5.50%	10.07%	4/14/2028	19,375	19,148	19,150
EPS Nass Parent, Inc.	^+	(2)(3)(7)	Utilities: Electric	LIBOR	5.75%	10.48%	4/19/2028	34,104	33,524	32,432
EvolveIP, LLC	^+	(2)(3)(6) (7)	Telecommunications	SOFR	5.50%	10.09%	6/7/2025	40,392	40,361	39,633
Exactech, Inc.	+#	(2)(3)	Healthcare & Pharmaceuticals	LIBOR	3.75%	8.13%	2/14/2025	21,081	21,022	17,002
GSM Acquisition Corp.	^+	(2)(3)(6)	Leisure Products & Services	SOFR	5.00%	9.83%	11/16/2026	30,958	30,709	29,636
Heartland Home Services, Inc.	+	(2)(3)	Consumer Services	LIBOR	5.75%	10.10%	12/15/2026	7,242	7,158	7,114
Heartland Home Services, Inc.	+	(2)(3)(7)	Consumer Services	LIBOR	6.00%	10.38%	12/15/2026	24,255	24,176	24,014
Higginbotham Insurance Agency, Inc.	+	(2)(3)	Diversified Financial Services	LIBOR	5.25%	9.63%	11/25/2026	4,477	4,418	4,377
HMT Holding Inc.	^+	(2)(3)(6) (7)	Energy: Oil & Gas	SOFR	5.75%	10.15%	11/17/2025	32,148	32,013	30,654
Integrity Marketing Acquisition, LLC	^+	(2)(3)	Diversified Financial Services	LIBOR	6.05%	10.57%	8/27/2025	36,943	36,622	35,614
Integrity Marketing Acquisition, LLC	^+	(2)(3)	Diversified Financial Services	LIBOR	6.02%	10.57%	8/27/2025	6,949	6,873	6,699
Jensen Hughes, Inc.	+	(2)(3)(7)	Utilities: Electric	LIBOR	4.50%	9.43%	3/22/2024	34,584	34,559	33,323
K2 Insurance Services, LLC	+	(2)(3)(7)	Diversified Financial Services	LIBOR	5.00%	9.73%	7/1/2026	12,799	12,799	12,665
KAMC Holdings, Inc.	+#	(2)	Energy: Electricity	LIBOR	4.00%	8.73%	8/14/2026	13,545	13,507	10,881
KBP Investments, LLC	+	(2)(3)(7)	Beverage & Food	SOFR	5.50%, 0.50% PIK	10.53%	5/25/2027	37,241	37,055	34,326
Odyssey Logistics & Technology Corp.	+#	(2)(3)	Transportation: Cargo	LIBOR	4.00%	8.38%	10/12/2024	9,505	9,489	9,277
Output Services Group	^+	(2)(3)	Media: Advertising, Printing & Publishing	SOFR	5.25%, 1.50% PIK	11.30%	6/27/2026	19,190	19,169	13,097
PF Atlantic Holdco 2, LLC	+	(2)(3)	Leisure Products & Services	LIBOR	5.50%	10.25%	11/12/2027	15,396	15,168	15,126
Premise Health Holding Corp.	+#	(2)	Healthcare & Pharmaceuticals	LIBOR	3.75%	7.92%	7/10/2025	13,306	13,280	13,199

Consolidated Schedule of Investments as of December 31, 2022
Investments (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
QW Holding Corporation	^+	(2)(3)(7)	Environmental Industries	LIBOR	5.50%	9.64%	8/31/2026	$21,574	$21,437	$21,105
Radiology Partners, Inc.	+#	(2)	Healthcare & Pharmaceuticals	LIBOR	4.25%	8.64%	7/9/2025	27,686	27,625	23,201
RevSpring Inc.	+#	(2)	Media: Advertising, Printing & Publishing	LIBOR	4.00%	8.73%	10/11/2025	28,848	28,737	27,719
Riveron Acquisition Holdings, Inc.	+	(2)(3)	Diversified Financial Services	LIBOR	5.75%	10.48%	5/22/2025	11,284	11,284	11,284
Striper Buyer, LLC	+	(2)(3)	Containers, Packaging & Glass	LIBOR	5.50%	9.88%	12/30/2026	14,700	14,593	14,604
Tank Holding Corp.	+	(2)(3)(6)	Capital Equipment	SOFR	5.75%	10.16%	3/31/2028	19,950	19,410	19,421
Turbo Buyer, Inc.	+	(2)(3)(7)	Automotive	LIBOR	6.00%	11.13%	12/2/2025	34,251	34,044	33,625
U.S. TelePacific Holdings Corp.	+	(2)(3)(6)	Telecommunications	SOFR	1.00%, 7.25% PIK	11.57%	5/2/2026	7,086	7,073	2,527
USALCO, LLC	+	(2)(3)	Chemicals, Plastics & Rubber	LIBOR	6.00%	10.73%	10/19/2027	14,845	14,598	14,118
VRC Companies, LLC	^+	(2)(3)(7)	Business Services	LIBOR	5.50%	10.59%	6/29/2027	28,767	28,418	28,059
Welocalize, Inc.	+	(2)(3)(7)	Business Services	LIBOR	4.75%	9.13%	12/23/2024	33,853	33,615	32,677
WRE Holding Corp.	^+	(2)(3)(6) (7)	Environmental Industries	SOFR	5.00%	9.84%	1/3/2025	8,155	8,152	7,892
Yellowstone Buyer Acquisition, LLC	+	(2)(3)	Consumer Goods: Durable	LIBOR	5.75%	10.07%	9/13/2027	39,500	38,851	37,922
First Lien Debt Total									$948,103	$902,720
Equity Investments (0.0% of fair value)
DBI Holding, LLC	^		Transportation: Cargo					2,961	$—	$—
DBI Holding, LLC	^		Transportation: Cargo					13,996	5,364	—
Equity Investments Total									$5,364	$—
Total Investments									$953,467	$902,720
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
(5)Fair value is determined in good faith by or under the direction of the board of managers of Credit Fund, pursuant to Credit Fund’s valuation policy, with the fair value of all investments determined using significant unobservable inputs, which is substantially similar to the valuation policy of the Company provided in Note 3, Fair Value Measurements, to these unaudited consolidated financial statements.
(6)Loans include a credit spread adjustment that ranges from 0.10% to 0.26%.
(7)As of December 31, 2022, Credit Fund had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

First Lien Debt—unfunded delayed draw and revolving term loans commitments	Type	Unused Fee	Par/ Principal Amount	Fair Value
ACR Group Borrower, LLC	Revolver	0.38%	$4,515	$(103)
Analogic Corporation	Revolver	0.50	226	(6)
Chartis Holding, LLC	Revolver	0.50	2,183	(15)
Chemical Computing Group ULC (Canada)	Revolver	0.50	873	(12)
Diligent Corporation	Revolver	0.50	492	(20)
EPS Nass Parent, Inc.	Delayed Draw	1.00	1,380	(63)
EPS Nass Parent, Inc.	Revolver	0.50	1,111	(51)
EvolveIP, LLC	Revolver	0.50	2,757	(49)
Heartland Home Services, Inc.	Revolver	0.50	771	(7)
HMT Holding Inc.	Revolver	0.50	6,173	(241)
Jensen Hughes, Inc.	Revolver	0.50	1,455	(51)
K2 Insurance Services, LLC	Revolver	0.50	1,170	(11)
KBP Investments, LLC	Delayed Draw	1.00	565	(44)
QW Holding Corporation	Revolver	0.50	5,498	(95)
Turbo Buyer, Inc.	Revolver	0.50	933	(17)
VRC Companies, LLC	Revolver	0.50	833	(20)
Welocalize, Inc.	Revolver	0.50	5,625	(168)
WRE Holding Corp.	Revolver	0.50	1,123	(32)
Total unfunded commitments			$37,683	$(1,005)
Debt
The Credit Fund and Credit Fund Sub are party to separate credit facilities as described below. Until its termination on June 28, 2022, Credit Fund Warehouse II was party to the Credit Fund Warehouse II Facility, as described below. As of September 30, 2023 and December 31, 2022, Credit Fund and Credit Fund Sub were in compliance with all covenants and other requirements of their respective credit facility agreements. Below is a summary of the borrowings and repayments under the credit facilities for the three and nine months ended September 30, 2023 and 2022, and the outstanding balances under the credit facilities for the respective periods.

	Credit Fund Facility		Credit Fund Sub Facility		Credit Fund Warehouse II Facility
	2023	2022	2023	2022	2023	2022
Three Months Ended September 30,
Outstanding Borrowing, beginning of period	$—	$—	$499,221	$532,621	$—	$—
Borrowings	—	—	—	51,000	—	—
Repayments	—	—	(58,000)	(12,000)	—	—
Outstanding Borrowing, end of period	$—	$—	$441,221	$571,621	$—	$—

Nine Months Ended September 30,
Outstanding Borrowing, beginning of period	$—	$—	$588,621	$514,621	$—	$86,030
Borrowings	—	—	14,000	138,000	—	—
Repayments	—	—	(161,400)	(81,000)	—	(86,030)
Outstanding Borrowing, end of period	$—	$—	$441,221	$571,621	$—	$—
Credit Fund Facility. On June 24, 2016, Credit Fund closed on the Credit Fund Facility, which was subsequently amended on June 5, 2017, October 2, 2017, November 3, 2017, June 22, 2018, June 29, 2018, February 21, 2019, March 20, 2020, February 22, 2021, May 19, 2022, and May 21, 2023 pursuant to which Credit Fund may from time to time request mezzanine loans from the Company. The maximum principal amount of the Credit Fund Facility is $100,000 ($175,000 prior to the May 21, 2023 amendment), subject to availability under the Credit Fund Facility, which is based on certain advance rates multiplied by the value of Credit Fund’s portfolio investments net of certain other indebtedness that Credit Fund may incur in accordance with the terms of the Credit Fund Facility. Proceeds of the Credit Fund Facility may be used for general corporate purposes, including the funding of portfolio investments. Amounts drawn under the Credit Fund Facility bear interest at the greater of zero and SOFR (LIBOR prior to the May 21, 2023 amendment) plus an applicable spread of 9.00% and such interest payments are made quarterly. The availability period under the Credit Fund Facility will terminate on May 21, 2025, (May 21, 2023 prior to the May 21, 2023 amendment), which is also its maturity date upon which Credit Fund is obligated to repay any outstanding borrowings.

Credit Fund Sub Facility. On June 24, 2016, Credit Fund Sub closed on the Credit Fund Sub Facility with lenders, which was subsequently amended on May 31, 2017, October 27, 2017, August 24, 2018, December 12, 2019, March 11, 2020, May 3, 2021, May 3, 2022, April 20, 2023, and August 28, 2023. The Credit Fund Sub Facility provides for secured borrowings during the applicable revolving period up to an amount equal to $640,000 (the borrowing base as calculated pursuant to the terms of the Credit Fund Sub Facility). The aggregate maximum credit commitment can be increased up to an amount not to exceed $1,400,000, subject to certain restrictions and conditions set forth in the Credit Fund Sub Facility, including adequate collateral to support such borrowings. The Credit Fund Sub Facility has a revolving period through May 23, 2025, (May 23, 2023 prior to the April 20, 2023 amendment) and a maturity date of May 23, 2026, (May 23, 2025 prior to the April 20, 2023 amendment), which may be extended by mutual agreement of the parties to the Credit Fund Sub Facility. Borrowings under the Credit Fund Sub Facility bear interest initially at the applicable commercial paper rate (if the lender is a conduit lender) or SOFR plus 2.70% (2.35% prior to the April 20, 2023 amendment). The Credit Fund Sub is also required to pay an undrawn commitment fee of between 0.50% and 0.75% per year depending on the usage of the Credit Fund Sub Facility. Payments under the Credit Fund Sub Facility are made quarterly. Subject to certain exceptions, the Facility is secured by a first lien security interest in substantially all of the portfolio investments held by the Credit Fund Sub.
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
Selected Financial Data
Since inception of Credit Fund II and through September 30, 2023, the Company and CCLF made capital contributions of $78,096 and $12,709 in members’ equity, respectively, to Credit Fund II. Below is certain summarized consolidated information for Credit Fund II as of September 30, 2023 and December 31, 2022.

	As of
	September 30, 2023	December 31, 2022
Selected Consolidated Balance Sheet Information:
ASSETS
Investments, at fair value (amortized cost of $245,252 and $250,134, respectively)	$231,904	$244,739
Cash and cash equivalents(1)	12,295	2,078
Other assets	2,518	5,825
Total assets	$246,717	$252,642
LIABILITIES AND MEMBERS’ EQUITY
Notes payable, net of unamortized debt issuance costs of $710 and $783, respectively	$156,790	$156,717
Other liabilities	10,425	9,212
Total members' equity(2)	79,502	86,713
Total liabilities and members’ equity	$246,717	$252,642
(1)As of September 30, 2023 and December 31, 2022, all of Credit Fund II's cash and cash equivalents was restricted.
(2)As of September 30, 2023 and December 31, 2022, the fair value of Company's ownership interest in the members' equity was $66,888 and $72,957, respectively.

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(unaudited)		(unaudited)
Selected Consolidated Statement of Operations Information:
Total investment income	$7,123	$5,183	$20,663	$14,263
Expenses
Interest and credit facility expenses	3,300	2,076	9,383	4,756
Other expenses	241	199	708	545
Total expenses	3,541	2,275	10,091	5,301
Net investment income (loss)	3,582	2,908	10,572	8,962
Net realized gain (loss) on investments	69	—	69	—
Net change in unrealized appreciation (depreciation) on investments	(342)	(908)	(7,953)	(3,508)
Net increase (decrease) resulting from operations	$3,309	$2,000	$2,688	$5,454

Below is a summary of Credit Fund II’s portfolio, followed by a listing of the loans in Credit Fund II’s portfolio as of September 30, 2023 and December 31, 2022:

	As of
	September 30, 2023	December 31, 2022
Senior secured loans(1)	$249,300	$253,310
Number of portfolio companies in Credit Fund II	35	35
Average amount per portfolio company(1)	$7,123	$7,237
Number of loans on non-accrual status	1	—
Fair value of loans on non-accrual status	$—	$—
Percentage of portfolio at floating interest rates(2)(3)	97.9%	97.9%
Percentage of portfolio at fixed interest rates(3)	2.1%	2.1%
Fair value of loans with PIK provisions	$2,663	$10,787
Percentage of portfolio with PIK provisions(3)	1.1%	4.4%
(1)At par/principal amount.
(2)Floating rate debt investments are generally subject to interest rate floors.
(3)Percentages based on fair value.

Consolidated Schedule of Investments as of September 30, 2023
Investments (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
First Lien Debt (89.4% of fair value)
Alpine Acquisition Corp II	^	(2)(3)(7)	Transportation: Cargo	SOFR	6.00%	11.47%	11/30/2026	$3,242	$3,132	$3,091
American Physician Partners, LLC	^	(2)(3)(7)(8)(9)	Healthcare & Pharmaceuticals	SOFR	10.25% (100% PIK)	15.65%	8/5/2022	10,181	9,078	—
Appriss Health, LLC	^	(2)(3)(7)	Healthcare & Pharmaceuticals	SOFR	6.75%	12.23%	5/6/2027	7,465	7,356	7,400
Ascend Buyer, LLC	^	(2)(3)(7)	Containers, Packaging & Glass	SOFR	6.40%	11.94%	9/30/2028	9,008	8,871	8,882
Aurora Lux FinCo S.Á.R.L. (Luxembourg)	^	(2)(3)(7)	Software	SOFR	6.00%	11.58%	12/24/2026	4,289	4,232	4,109
BMS Holdings III Corp.	^	(2)(3)	Construction & Building	SOFR	5.50%	11.01%	9/30/2026	3,216	3,177	3,128
Chartis Holding, LLC	^	(2)(3)(7)	Business Services	SOFR	5.00%	10.52%	5/1/2025	9,746	9,738	9,723
Comar Holding Company, LLC	^	(2)(3)(7)	Containers, Packaging & Glass	SOFR	5.75%	11.31%	6/18/2024	8,575	8,551	7,330
Cority Software Inc. (Canada)	^	(2)(3)	Software	SOFR	5.00%	10.25%	7/2/2026	8,557	8,479	8,527
Cority Software Inc. (Canada)	^	(2)(3)	Software	SOFR	7.00%	12.25%	7/2/2026	1,297	1,294	1,295
Dwyer Instruments, Inc.	^	(2)(3)(7)	Capital Equipment	SOFR	5.75%	11.22%	7/21/2027	9,839	9,795	9,845
EvolveIP, LLC	^	(2)(3)(7)	Telecommunications	SOFR	5.50%	11.22%	6/7/2025	8,527	8,524	8,333
Harbour Benefit Holdings, Inc.	^	(2)(3)	Business Services	SOFR	5.00%	10.53%	12/13/2024	9,740	9,727	9,668
Hoosier Intermediate, LLC	^	(2)(3)	Healthcare & Pharmaceuticals	SOFR	5.00%	10.51%	11/15/2028	6,398	6,231	5,900
HS Spa Holdings Inc.	^	(2)(3)	Consumer Services	SOFR	5.75%	11.07%	6/2/2029	8,540	8,400	8,482
Integrity Marketing Acquisition, LLC	^	(2)(3)(7)	Diversified Financial Services	SOFR	6.05%	11.57%	8/27/2026	4,833	4,719	4,778
Integrity Marketing Acquisition, LLC	^	(2)(3)(7)	Diversified Financial Services	SOFR	6.02%	11.54%	8/27/2026	4,500	4,378	4,447
Material Holdings, LLC	^	(2)(3)(7)	Business Services	SOFR	6.00%	11.49%	8/19/2027	7,840	7,779	7,441
Maverick Acquisition, Inc.	^	(2)(3)	Aerospace & Defense	SOFR	6.25%	11.64%	6/1/2027	7,840	7,721	6,034
NMI AcquisitionCo, Inc.	^	(2)(3)(7)	High Tech Industries	SOFR	5.75%	11.17%	9/6/2025	9,924	9,897	9,838
PF Atlantic Holdco 2, LLC	^	(2)(3)(7)	Leisure Products & Services	SOFR	5.50%	11.06%	11/12/2027	9,874	9,620	9,854
PXO Holdings I Corp.	^	(2)(3)(7)	Chemicals, Plastics & Rubber	SOFR	5.50%	11.03%	3/8/2028	9,924	9,777	9,676
Radwell Parent, LLC	^	(2)(3)	Wholesale	SOFR	6.75%	12.14%	4/1/2029	7,548	7,478	7,573
RSC Acquisition, Inc.	^	(2)(3)(7)	Diversified Financial Services	SOFR	5.50%	11.03%	11/1/2026	9,927	9,801	9,851
Spotless Brands, LLC	^	(2)(3)(7)	Consumer Services	SOFR	6.50%	11.99%	7/25/2028	5,000	4,923	4,986
Tank Holding Corp.	^	(2)(3)(7)	Capital Equipment	SOFR	5.75%	11.17%	3/31/2028	3,832	3,759	3,718
TCFI Aevex LLC	^	(2)(3)(7)	Aerospace & Defense	SOFR	6.00%	11.42%	3/18/2026	1,671	1,655	1,661
Turbo Buyer, Inc.	^	(2)(3)(10)	Automotive	SOFR	6.00%	11.42%	12/2/2025	7,947	7,864	7,851
U.S. Legal Support, Inc.	^	(2)(3)(7)	Business Services	SOFR	5.75%	11.29%	11/30/2024	6,121	6,117	6,044
US INFRA SVCS Buyer, LLC	^	(2)(3)(7)	Environmental Industries	SOFR	6.50%, 0.25% PIK	12.20%	4/13/2026	2,875	2,848	2,663

Consolidated Schedule of Investments as of September 30, 2023
Investments (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
Westfall Technik, Inc.	^	(2)(3)(7)	Chemicals, Plastics & Rubber	SOFR	6.75%	12.29%	9/13/2024	$6,366	$6,336	$5,849
Wineshipping.com LLC	^	(2)(3)(7)	Beverage & Food	SOFR	5.75%	11.31%	10/29/2027	9,874	9,577	9,355
First Lien Debt Total									$220,834	$207,332
Second Lien Debt (10.6% of fair value)
AI Convoy S.A.R.L (United Kingdom)	^	(2)(3)(10)	Aerospace & Defense	SOFR	8.25%	13.64%	1/17/2028	$5,514	$5,435	$5,569
AP Plastics Acquisition Holdings, LLC	^	(2)(3)(7)	Chemicals, Plastics & Rubber	SOFR	7.50%	12.92%	8/10/2029	4,500	4,425	4,375
AQA Acquisition Holdings, Inc.	^	(2)(3)(7)	High Tech Industries	SOFR	7.50%	12.97%	3/3/2029	5,000	4,902	4,928
Quartz Holding Company	^	(2)(7)	Software	SOFR	8.00%	13.42%	4/2/2027	4,852	4,801	4,782
World 50, Inc.	^	(6)	Business Services	FIXED	11.50%	11.50%	1/9/2027	4,918	4,855	4,918
Second Lien Debt Total									$24,418	$24,572
Total Investments									$245,252	$231,904
^ Denotes that all or a portion of the assets are owned by Credit Fund II Sub. Credit Fund II Sub has entered into the Credit Fund II Sub Notes. The lenders of the Credit Fund II Sub Notes have a first lien security interest in substantially all of the assets of Credit Fund II Sub. Accordingly, such assets are not available to creditors of Credit Fund II.
(1)Unless otherwise indicated, issuers of investments held by Credit Fund II are domiciled in the United States. As of September 30, 2023, the geographical composition of investments as a percentage of fair value was 4.2% in Canada, 1.8% in Luxembourg, 2.4% in the United Kingdom and 91.6% in the United States. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either the Secured Overnight Financing Rate (“SOFR”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, Credit Fund II has indicated the reference rate used and provided the spread and the interest rate in effect as of September 30, 2023. As of September 30, 2023, the reference rates for Credit Fund II's variable rate loans were the 30-day SOFR at 5.32%, the 90-day SOFR at 5.40%, and the 180-day SOFR at 5.47%.
(3)Loan includes interest rate floor feature, which generally ranges from 0.50% to 1.00%.
(4)Amortized cost represents original cost, including origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion/amortization of discounts/premiums, as applicable, on debt investments using the effective interest method.
(5)Fair value is determined in good faith by or under the direction of the board of managers of Credit Fund II, pursuant to Credit Fund II’s valuation policy, with the fair value of all investments determined using significant unobservable inputs, which is substantially similar to the valuation policy of the Company provided in Note 3, Fair Value Measurements, to these unaudited consolidated financial statements.
(6)Represents a corporate mezzanine loan, which is subordinated to senior secured term loans of the portfolio company.
(7)Loans include a credit spread adjustment that ranges from 0.10% to 0.25%.
(8)Loan is in forbearance as of September 30, 2023.
(9)Loan was on non-accrual status as of September 30, 2023.
(10)The reference rate will transition from LIBOR to SOFR effective at the commencement of the subsequent interest rate period. As of September 30, 2023, the current reference rate was LIBOR.

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
(5)Fair value is determined in good faith by or under the direction of the board of managers of Credit Fund II, pursuant to Credit Fund II’s valuation policy, with the fair value of all investments determined using significant unobservable inputs, which is substantially similar to the valuation policy of the Company provided in Note 3, Fair Value Measurements, to these unaudited consolidated financial statements.
(6)Represents a corporate mezzanine loan, which is subordinated to senior secured term loans of the portfolio company.
(7)Loans include a credit spread adjustment that ranges from 0.10% to 0.26%.

Credit Fund II Senior Notes
On November 3, 2020 and as amended on December 29, 2021, June 30, 2022 and August 4, 2023, Credit Fund II Sub closed on the Credit Fund II Senior Notes (the “Credit Fund II Senior Notes”) with lenders. The Credit Fund II Senior Notes provides for secured borrowings totaling $157,500 with two tranches, A-1 and A-2 outstanding. The facility is secured by a first lien security interest in substantially all of the portfolio investments held by Credit Fund II Sub. The maturity date of the Credit Fund II Senior Notes is November 3, 2030. Amounts issued for the Class A-1 notes totaled $147,500 and bear interest at a rate of Term SOFR plus 2.85%, and amounts issued for the Class A-2 notes totaled $10,000 and bear interest at Term SOFR plus 3.35%. The A-1 Notes were rated AAA, and the A-2 Notes were rated AA by DBRS Morningstar. The terms of the Credit Fund II Senior Notes provide that as loans pay down, up to $100,000 is available from principal proceeds for reinvestment, and then the investment principal proceeds are used to directly pay down the principal balance on the Credit Fund II Senior Notes. As of September 30, 2023 and December 31, 2022, Credit Fund II Sub was in compliance with all covenants and other requirements of its respective credit agreements.
7. BORROWINGS
The Company is party to the Credit Facility, as described below. In accordance with the Investment Company Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 150% after such borrowing. For the purposes of the asset coverage ratio under the Investment Company Act, the Preferred Stock, as defined in Note 1, is considered a senior security and is included in the denominator of the calculation. As of September 30, 2023 and December 31, 2022, asset coverage was 181.14% and 176.79%, respectively, and the Company is in compliance with all covenants and other requirements of the credit facility agreement.

Credit Facility
The Company closed on the Credit Facility on March 21, 2014, which was subsequently amended on January 8, 2015, May 25, 2016, March 22, 2017, September 25, 2018, June 14, 2019, November 8, 2019, October 28, 2020, October 11, 2021, May 25, 2022, and August 31, 2023. The maximum principal amount of the Credit Facility is $790,000, ($745,000 prior to the August 31, 2023 amendment and $688,000 prior to April 21, 2023), pursuant to the terms of the agreement, subject to availability under the Credit Facility, which is based on certain advance rates multiplied by the value of the Company’s portfolio investments (subject to certain concentration limitations) net of certain other indebtedness that the Company may incur in accordance with the terms of the Credit Facility. Proceeds of the Credit Facility may be used for general corporate purposes, including the funding of portfolio investments. Maximum capacity under the Credit Facility may be increased to $1,185,000 ($900,000 prior to the August 31, 2023 amendment), through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Credit Facility includes a $50,000 limit for swingline loans and a $20,000 limit for letters of credit. The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Credit Facility, including amounts drawn in respect of letters of credit, bear interest at either (i) a term benchmark rate of the Adjusted Term SOFR Rate, the Adjusted Euribor Rate, or the applicable Local Rate, as the case may be, or (ii) an Alternate Base Rate (which is the highest of (a) the Prime Rate, (b) the NYFRB Rate plus 0.50%, or (c) the Adjusted Term SOFR Rate for one month plus 1.00%) plus an applicable margin, each capitalized term as defined in the Credit Facility. The applicable margin for a term benchmark rate loan will be up to 1.875% and for an Alternate Base Rate loan will be up to 0.875%, in each case depending on the level of the Gross Borrowing Base compared to the Combined Debt Amount. The Company may elect either the term benchmark rate or the Alternative Base Rate at the time of drawdown, and loans may be converted from one rate to another at any time, subject to certain conditions. The Company also pays a fee of 0.375% on undrawn amounts under the Credit Facility and, in respect of each undrawn letter of credit, a fee and interest rate equal to the then-applicable margin under the Credit Facility while the letter of credit is outstanding. The availability period under the Credit Facility will terminate on August 31, 2027 (May 25, 2026 prior to the August 31, 2023 amendment) and the Credit Facility will mature on August 31, 2028 (May 25, 2027 prior to the August 31, 2023 amendment). On May 25, 2026, $135,000 of the $790,000 principal amount will terminate. During the period from May 25, 2026 to August 31, 2028, the Company will be obligated to make mandatory prepayments under the Credit Facility out of the proceeds of certain asset sales, other recovery events and equity and debt issuances.
Subject to certain exceptions, the Credit Facility is secured by a first lien security interest in substantially all of the portfolio investments held by the Company. The Credit Facility includes customary covenants, including certain financial covenants related to asset coverage, shareholders’ equity and liquidity, certain limitations on the incurrence of additional indebtedness and liens, and other maintenance covenants, as well as usual and customary events of default for senior secured revolving credit facilities of this nature. As of September 30, 2023 and December 31, 2022, the Company was in compliance with all covenants and other requirements of the Credit Facility.
Below is a summary of the borrowings and repayments under the Credit Facility for the three and nine months ended September 30, 2023 and 2022, and the outstanding balances under the Credit Facility for the respective periods.

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Outstanding Borrowing, beginning of period	$400,241	$443,395	$440,441	$407,655
Borrowings	34,000	111,011	108,792	313,511
Repayments	(65,267)	(125,000)	(183,408)	(284,746)
Foreign currency translation	(2,718)	(5,447)	431	(12,461)
Outstanding Borrowing, end of period	$366,256	$423,959	$366,256	$423,959

The Credit Facility consisted of the following as of September 30, 2023 and December 31, 2022:

	Total Facility	Borrowings Outstanding	Unused Portion(1)	Amount Available(2)
September 30, 2023	$790,000	$366,256	$423,744	$337,573
December 31, 2022	$688,000	$440,441	$247,559	$247,559
(1)The unused portion is the amount upon which commitment fees are based.
(2)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.

For the three and nine months ended September 30, 2023 and 2022, the components of interest expense and credit facility fees were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Interest expense	$6,932	$4,292	$21,291	$9,395
Facility unused commitment fee	354	175	842	805
Amortization of deferred financing costs and debt issuance costs	194	271	549	746
Total interest expense and credit facility fees	$7,480	$4,738	$22,682	$10,946
Cash paid for interest expense and credit facility fees	$7,407	$2,242	$22,559	$7,717

Weighted average principal debt outstanding	$377,040	$423,487	$414,993	$385,509
Weighted average interest rate(1)	7.19%	3.97%	6.78%	3.21%
(1)Excludes facility unused commitment fee and amortization of deferred financing costs and debt issuance costs.

As of September 30, 2023 and December 31, 2022, the components of interest and credit facilities payable were as follows:

	As of
	September 30, 2023	December 31, 2022
Interest expense payable	$269	$1,131
Unused commitment fees payable	139	—
Interest and credit facilities payable	$408	$1,131

Weighted average interest rate (based on floating benchmark rates)	7.22%	6.04%
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
The interest rate on the Senior Notes is subject to increase (up to an additional 1.00% over the stated rate of such notes) in the event that, subject to certain exceptions, the Senior Notes cease to have an investment grade rating. The Company is obligated to offer to repay the notes at par if certain change in control events occur. The Senior Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. Interest expense on the Senior Notes for the three and nine months ended September 30, 2023 was $2,209 and $6,627, respectively. Interest expense on the Senior Notes for the three and nine months ended September 30, 2022 was $2,210 and $6,628, respectively.
The note purchase agreement, as supplemented by the first supplement, for the Senior Notes contains customary terms and conditions for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a business development company within the meaning of the Investment Company Act and a regulated investment company under the Code, minimum asset coverage ratio and interest coverage ratio, and prohibitions on certain fundamental changes at the Company or any subsidiary guarantor, as well as customary events of default with customary cure and notice, including, without limitation, nonpayment, breach of covenant, material breach of representation or warranty under the note purchase agreement, cross-acceleration under other indebtedness of the Company or certain significant subsidiaries, certain judgments and orders, and certain events of bankruptcy. As of September 30, 2023 and December 31, 2022, the Company was in compliance with these terms and conditions.

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
On June 30, 2023, the 2015-1R Notes were amended to transition the benchmark rate to the Term SOFR Rate plus a Term SOFR adjustment (LIBOR prior to the 2015-1R Effective Date, as defined). The amendment was effective at the commencement of the next succeeding interest accrual period following the date of the amendment (the “2015-1R Effective Date”).
The 2015-1R Notes consist of:
(a) $234,800 AAA Class A-1-1-R Notes, which bear interest at the three-month SOFR plus a Term SOFR adjustment and 1.55%;
(b) $50,000 AAA Class A-1-2-R Notes, which bear interest at the three-month SOFR plus a Term SOFR adjustment and 1.78%;
(c) $25,000 AAA Class A-1-3-R Notes, which bear interest at 4.56%;
(d) $66,000 Class A-2-R Notes, which bear interest at the three-month SOFR plus a Term SOFR adjustment and 2.20%;
(e) $46,400 single-A Class B Notes which bear interest at the three-month SOFR plus a Term SOFR adjustment and 3.15%; and
(f) $27,000 BBB- Class C Notes, which bear interest at the three-month SOFR plus a Term SOFR adjustment and 4.00%.
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
Pursuant to the Collateral Management Agreement, the 2015-1 Issuer pays management fees (comprised of base management fees, subordinated management fees and incentive management fees) to the Investment Adviser for rendering collateral management services. As per the Collateral Management Agreement, for the period the Company retains all of the 2015-1 Issuer Preferred Interests, the Investment Adviser does not earn management fees for providing such collateral management services. The Company currently retains all of the 2015-1 Issuer Preferred Interests, thus the Investment Adviser did not earn any management fees from the 2015-1 Issuer for the three and nine months ended September 30, 2023 and 2022. Any such waived fees may not be recaptured by the Investment Adviser.
Pursuant to an undertaking by the Company in connection with the 2015-1 Debt Securitization Refinancing, the Company has agreed to hold on an ongoing basis the 2015-1 Issuer Preferred Interests with an aggregate dollar purchase price at least equal to 5% of the aggregate outstanding amount of all collateral obligations by the 2015-1 Issuer for so long as any securities of the 2015-1 Issuer remain outstanding. As of September 30, 2023, the Company was in compliance with its undertaking.
As of September 30, 2023, the 2015-1R Notes were secured by 76 first lien and second lien senior secured loans with a total fair value of approximately $550,607 and cash of $35,503. The pool of loans in the securitization must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture governing the 2015-1R Notes.
The carrying value of the 2015-1R Notes as of September 30, 2023 and December 31, 2022 is $447,214 and $447,029, respectively. The carrying value is presented net of unamortized debt issuance costs of $1,986 and $2,171 as of September 30, 2023 and December 31, 2022, respectively.
For the nine months ended September 30, 2023 and 2022 the effective annualized weighted average interest rates, which include amortization of debt issuance costs on the 2015-1R Notes, were 7.03% and 3.27%, respectively, based on benchmark rates. As of September 30, 2023 and December 31, 2022, the weighted average interest rates were 7.41% and 6.00%, respectively, based on benchmark rates.
For the three and nine months ended September 30, 2023 and 2022, the components of interest expense on the 2015-1R Notes were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Interest expense	$8,436	$4,927	$23,777	$10,964
Amortization of deferred financing costs and debt issuance costs	62	62	186	185
Total interest expense and credit facility fees	$8,498	$4,989	$23,963	$11,149
Cash paid for interest expense	$8,080	$5,293	$22,464	$10,558

As of September 30, 2023 and December 31, 2022, $6,932 and $5,618, respectively, of interest expense was included in interest and credit facility fees payable.

8. COMMITMENTS AND CONTINGENCIES
A summary of significant contractual payment obligations was as follows as of September 30, 2023 and December 31, 2022:

Payment Due by Period	September 30, 2023	December 31, 2022
Less than one year	$—	$—
1-3 years	252,081	190,000
3-5 years	304,175	440,441
More than 5 years	449,200	449,200
Total	$1,005,456	$1,079,641
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of September 30, 2023 and December 31, 2022 for any such exposure.

The Company has in the past, currently is and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments. The Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par / Principal Amount as of
	September 30, 2023	December 31, 2022
Unfunded delayed draw commitments	$72,421	$83,743
Unfunded revolving loan commitments	69,247	74,463
Total unfunded commitments	$141,668	$158,206

9. NET ASSETS
The Company has the authority to issue 198,000,000 shares of common stock, par value $0.01 per share, of which 50,794,941 was issued and outstanding as of September 30, 2023, and 2,000,000 shares of preferred stock, par value $0.01 per share (“Preferred Stock”), which are fully issued and outstanding as of September 30, 2023.
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
The Preferred Stock is convertible, in whole or in part, at the option of the holder of the Preferred Stock into the number of shares of common stock equal to the Liquidation Preference plus any accumulated but unpaid dividends, divided by an initial conversion price of $9.50, subject to certain adjustments to prevent dilution as set forth in the Company's articles supplementary (the “Articles Supplementary”) that establishes the terms of the Preferred Stock. The conversion price as of September 30, 2023 was $9.15. Effective as of May 5, 2023, the Company, with the approval of the Board of Directors, including a majority of the Independent Directors, has the option to redeem all of the Preferred Stock for cash consideration equal to the Liquidation Preference plus any accumulated but unpaid dividends. The holders of the Preferred Stock have the right to convert all or a portion of their shares of Preferred Stock prior to the date fixed for such redemption. Effective as of May 5, 2027, the holders of the Preferred Stock have the option to require the Company to redeem any or all of the then-outstanding Preferred Stock upon 90 days’ notice. The form of consideration used in any such redemption is at the option of the Board of Directors, including a majority of the Independent Directors, and may be cash consideration equal to the Liquidation Preference plus any accumulated but unpaid dividends, or shares of common stock. Holders also have the right to redeem the Preferred Stock upon a Change in Control (as defined in the Articles Supplementary).

The following table summarizes the Company’s dividends declared on the Preferred Stock during the two most recent fiscal years and the current fiscal year to-date. Unless otherwise noted, dividends were declared and paid, or are payable, in cash.

Date Declared	Record Date	Payment Date	Per Share Amount
2021
March 31, 2021	March 31, 2021	March 31, 2021	$0.438
June 30, 2021	June 30, 2021	June 30, 2021	$0.438
September 30, 2021	September 30, 2021	September 30, 2021	$0.438
December 29, 2021	December 31, 2021	December 31, 2021	$0.438
Total			$1.752
2022
March 25, 2022	March 31, 2022	March 31, 2022	$0.438
June 27, 2022	June 30, 2022	June 30, 2022	$0.438
September 22, 2022	September 30, 2022	September 30, 2022	$0.438
December 16, 2022	December 30, 2022	December 30, 2022	$0.438
Total			$1.752
2023
March 23, 2023	March 31, 2023	March 31, 2023	$0.438
June 27, 2023	June 30, 2023	June 30, 2023	$0.438
September 19, 2023	September 29, 2023	September 29, 2023	$0.438
Total			$1.314
Company Stock Repurchase Program
On November 2, 2023, the Company's Board of Directors approved the continuation of the Company's stock repurchase program (the “Company Stock Repurchase Program”) until November 5, 2024, or until the approved dollar amount has been used to repurchase shares of common stock. On August 1, 2022, the Company’s Board of Directors approved to increase the size of the Company Stock Repurchase Program by $50 million to an aggregate amount of $200 million. This program may be suspended, extended, modified or discontinued by the Company at any time, subject to applicable law. The Company's Stock Repurchase Program was originally approved by the Company's Board of Directors on November 5, 2018 and announced on November 6, 2018. Since the inception of the Company Stock Repurchase Program through September 30, 2023, the Company has repurchased 11,773,718 shares of the Company's common stock at an average cost of $13.40 per share, or $157,737 in the aggregate, resulting in accretion to net assets per share of $0.65.

Changes in Net Assets
For the three months ended September 30, 2023, the Company did not repurchase and extinguish shares. For the nine months ended September 30, 2023, the Company repurchased and extinguished 265,195 shares for $3,993. The following tables summarize capital activity for the three and nine months ended September 30, 2023:

	Preferred Stock		Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount	Shares	Amount
Balance, July 1, 2023	2,000,000	$50,000	50,794,941	$508	$1,018,234	$(1,633)	$50,393	$(150,375)	$(67,446)	$899,681
Repurchase of common stock	—	—	—	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	—	—	—	27,111	—	—	27,111
Net realized gain (loss)	—	—	—	—	—	—	—	264	—	264
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	—	—	—	2,612	2,612
Dividends declared on common stock and preferred stock	—	—	—	—	—	—	(23,224)	—	—	(23,224)
Balance, September 30, 2023	2,000,000	$50,000	50,794,941	$508	$1,018,234	$(1,633)	$54,280	$(150,111)	$(64,834)	$906,444

	Preferred Stock		Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount	Shares	Amount
Balance, January 1, 2023	2,000,000	$50,000	51,060,136	$511	$1,022,224	$(1,633)	$43,097	$(129,061)	$(67,715)	$917,423
Repurchase of common stock	—	—	(265,195)	(3)	(3,990)	—	—	—	—	(3,993)
Net investment income (loss)	—	—	—	—	—	—	80,856	—	—	80,856
Net realized gain (loss)	—	—	—	—	—	—	—	(21,050)	—	(21,050)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	—	—	—	2,881	2,881
Dividends declared on common stock and preferred stock	—	—	—	—	—	—	(69,673)	—	—	(69,673)
Balance, September 30, 2023	2,000,000	$50,000	50,794,941	$508	$1,018,234	$(1,633)	$54,280	$(150,111)	$(64,834)	$906,444

For the three and nine months ended September 30, 2022, the Company repurchased and extinguished 531,439 and 1,525,682 shares, respectively, for $7,144 and $21,120, respectively. The following tables summarize capital activity for the three and nine months ended September 30, 2022:

	Preferred Stock		Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount	Shares	Amount
Balance, July 1, 2022	2,000,000	$50,000	52,148,211	$521	$1,038,462	$(1,633)	$23,268	$(117,811)	$(66,314)	$926,493
Repurchase of common stock	—	—	(531,439)	(4)	(7,140)	—	—	—	—	(7,144)
Net investment income (loss)	—	—	—	—	—	—	31,153	—	—	31,153
Net realized gain (loss)	—	—	—	—	—	—	—	(4,579)	—	(4,579)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	—	—	—	11,256	11,256
Dividends declared on common stock and preferred stock	—	—	—	—	—	—	(21,528)	—	—	(21,528)
Balance, September 30, 2022	2,000,000	$50,000	51,616,772	$517	$1,031,322	$(1,633)	$32,893	$(122,390)	$(55,058)	$935,651

	Preferred Stock		Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount	Shares	Amount
Balance, January 1, 2022	2,000,000	$50,000	53,142,454	$532	$1,052,427	$(1,633)	$19,562	$(123,297)	$(48,787)	$948,804
Repurchase of common stock	—	—	(1,525,682)	(15)	(21,105)	—	—	—	—	(21,120)
Net investment income (loss)	—	—	—	—	—	—	78,542	—	—	78,542
Net realized gain (loss)	—	—	—	—	—	—	—	907	—	907
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	—	—	—	(6,271)	(6,271)
Dividends declared	—	—	—	—	—	—	(65,211)	—	—	(65,211)
Balance, September 30, 2022	2,000,000	$50,000	51,616,772	$517	$1,031,322	$(1,633)	$32,893	$(122,390)	$(55,058)	$935,651
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

	Three months ended September 30,
	2023		2022
	Basic	Diluted(1)	Basic	Diluted(1)
Net increase (decrease) in net assets resulting from operations attributable to Common Stockholders	$29,112	$29,987	$36,955	$37,830
Weighted-average common shares outstanding	50,794,941	55,993,539	51,863,022	57,182,634
Basic and diluted earnings per share	$0.57	$0.54	$0.71	$0.66
(1)Diluted earnings per share were anti-dilutive for the period presented.

	Nine months ended September 30,
	2023		2022
	Basic	Diluted	Basic	Diluted
Net increase (decrease) in net assets resulting from operations attributable to Common Stockholders	$60,062	$62,687	$70,553	$73,178
Weighted-average common shares outstanding	50,825,315	56,289,108	52,388,355	57,707,967
Basic and diluted earnings per share	$1.18	$1.11	$1.35	$1.27
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

The following table summarizes the Company’s dividends declared on its common stock during the two most recent fiscal years and the current fiscal year to-date:

Date Declared	Record Date	Payment Date	Per Common Share Amount
February 22, 2021	March 31, 2021	April 16, 2021	$0.32
February 22, 2021	March 31, 2021	April 16, 2021	$0.05	(1)
May 3, 2021	June 30, 2021	July 15, 2021	$0.32
May 3, 2021	June 30, 2021	July 15, 2021	$0.04	(1)
August 2, 2021	September 30, 2021	October 15, 2021	$0.32
August 2, 2021	September 30, 2021	October 15, 2021	$0.06	(1)
November 1, 2021	December 31, 2021	January 14, 2022	$0.32
November 1, 2021	December 31, 2021	January 14, 2022	$0.07	(1)
February 18, 2022	March 31, 2022	April 15, 2022	$0.32
February 18, 2022	March 31, 2022	April 15, 2022	$0.08	(1)
May 2, 2022	June 30, 2022	July 15, 2022	$0.32
May 2, 2022	June 30, 2022	July 15, 2022	$0.08	(1)
August 8, 2022	September 30, 2022	October 14, 2022	$0.34
August 8, 2022	September 30, 2022	October 14, 2022	$0.06	(1)
October 31, 2022	December 30, 2022	January 16, 2023	$0.36
October 31, 2022	December 30, 2022	January 16, 2023	$0.08	(1)
February 21, 2023	March 31, 2023	April 14, 2023	$0.37
February 21, 2023	March 31, 2023	April 14, 2023	$0.07	(1)
May 4, 2023	June 30, 2023	July 18, 2023	$0.37
May 4, 2023	June 30, 2023	July 18, 2023	$0.07	(1)
August 3, 2023	September 29, 2023	October 17, 2023	$0.37
August 3, 2023	September 29, 2023	October 17, 2023	$0.07	(1)
(1)Represents a special/supplemental dividend.

10. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of consolidated financial highlights for the nine months ended September 30, 2023 and 2022:

	Nine months ended September 30,
	2023	2022
Per Common Share Data:
Net asset value per common share, beginning of period	$16.99	$16.91
Net investment income (loss)(1)	1.54	1.45
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	(0.36)	(0.10)
Net increase (decrease) in net assets resulting from operations	1.18	1.35
Dividends declared(2)	(1.32)	(1.20)
Other(3)	—	0.01
Accretion due to share repurchases	0.01	0.09
Net asset value per common share, end of period	$16.86	$17.16
Market price per common share, end of period	$14.50	$11.44
Number of common shares outstanding, end of period	50,794,941	51,616,772
Total return based on net asset value(4)	8.41%	8.57%
Total return based on market price(5)	10.70%	(7.94)%
Net assets attributable to Common Stockholders, end of period	$856,444	$885,651
Ratio to average net assets attributable to Common Stockholders(6):
Expenses before incentive fees	9.47%	6.35%
Expenses after incentive fees	11.40%	8.16%
Net investment income (loss)	9.40%	8.82%
Interest expense and credit facility fees	6.20%	3.23%
Ratios/Supplemental Data:
Asset coverage, end of period	181.14%	179.56%
Portfolio turnover	8.24%	25.70%
Weighted-average common shares outstanding	50,825,315	52,388,355

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

11. LITIGATION
The Company may become party to certain lawsuits in the ordinary course of business. The Company does not believe that the outcome of current matters, if any, will materially impact the Company or its consolidated financial statements. As of September 30, 2023 and December 31, 2022, the Company was not subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company.

In addition, portfolio investments of the Company could be the subject of litigation or regulatory investigations in the ordinary course of business. The Company does not believe that the outcome of any current contingent liabilities of its portfolio investments, if any, will materially affect the Company or these consolidated financial statements.

12. TAX
The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of September 30, 2023 and December 31, 2022.
In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. The Company's federal tax returns are generally subject to examination by the Internal Revenue service for a period of three years after they are filed.
The Company’s taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate. The estimated tax character of dividends declared on preferred stock and common stock for nine months ended September 30, 2023 and 2022 was as follows:

	Nine months ended September 30,
	2023	2022
Ordinary income	$69,673	$65,211
Tax return of capital	$—	$—
13. SUBSEQUENT EVENTS
Subsequent events have been evaluated through the date the unaudited consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the unaudited consolidated financial statements were issued, except as disclosed below and elsewhere in the unaudited consolidated financial statements.
On November 2, 2023, the Board of Directors declared a base quarterly common dividend of $0.37 per share plus a supplemental common dividend of $0.07 per share, which are payable on January 18, 2024 to common stockholders of record on December 29, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(dollar amounts in thousands, except per share data, unless otherwise indicated)
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
We have included or incorporated by reference in this Quarterly Report on Form 10-Q (“Form 10-Q”), and from time to time our management may make, “forward-looking statements”. These forward-looking statements are not historical facts, but instead relate to future events or the future performance or financial condition of Carlyle Secured Lending, Inc. (together with its consolidated subsidiaries, “we,” “us,” “our,” “CSL” or the “Company”). These statements are based on current expectations, estimates and projections about us, our current or prospective portfolio investments, our industry, our beliefs, and our assumptions. The forward-looking statements contained in this Form 10-Q involve a number of risks and uncertainties, including statements concerning:

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
•uncertainty surrounding the financial stability of the United States, Europe and China, including a possible shutdown of the U.S. federal government;
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
We are externally managed by our Investment Adviser, an investment adviser registered under the Investment Advisers Act of 1940, as amended. Our Administrator provides the administrative services necessary for us to operate. Both our Investment Adviser and our Administrator are wholly owned subsidiaries of Carlyle Investment Management L.L.C., a subsidiary of Carlyle. The Investment Committee is responsible for reviewing and approving our investment opportunities. The members of the Investment Committee include several of the most senior credit professionals within the Global Credit segment, with backgrounds and expertise across multiple asset classes with significant industry experience and tenure. As of September 30, 2023, our Investment Adviser’s investment team included a team of 217 investment professionals across the Carlyle Global Credit segment. The Investment Committee has delegated approval of certain amendments, follow-on investments with existing borrowers, investments below certain size thresholds (existing or new platforms), and other matters as determined by the Investment Committee to the Screening Committee. In addition, our Investment Adviser and its investment team are supported by a team of finance, operations and administrative professionals currently employed by Carlyle Employee Co., a wholly owned subsidiary of Carlyle. In conducting our investment activities, we believe that we benefit from the significant scale, relationships and resources of Carlyle, including our Investment Adviser and its affiliates.
KEY COMPONENTS OF OUR RESULTS OF OPERATIONS
Investments
Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt available to middle market companies, the general economic environment and the competitive environment for the type of investments we make.
Revenue
We generate revenue primarily in the form of interest income on debt investments we hold. In addition, we generate income from dividends on direct equity investments, capital gains on the sales of loans and debt and equity securities and various loan origination and other fees. Our debt investments generally have a stated term of five to eight years and generally bear interest at a floating rate usually determined on the basis of a benchmark such as SOFR. Interest on these debt investments is generally paid quarterly. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity also reflects the proceeds of sales of securities. We may also generate revenue in the form of commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance and consulting fees.
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
PORTFOLIO AND INVESTMENT ACTIVITY
Below is a summary of certain characteristics of our investment portfolio as of September 30, 2023 and December 31, 2022.

	As of
	September 30, 2023	December 31, 2022
Number of investments	171	173
Number of portfolio companies / investment funds	124	134
Number of industries	26	28
Percentage of total investment fair value:
First lien debt	68.4%	68.6%
Second lien debt	12.7%	13.3%
Total secured debt	81.1%	81.9%
Investment Funds	13.5%	13.3%
Equity investments	5.4%	4.8%
Percentage of debt investment fair value:
Floating rate(1)	98.8%	98.5%
Fixed interest rate	1.2%	1.5%
(1)Primarily subject to interest rate floors.

Our investment activity for the three months ended September 30, 2023 and 2022 is presented below (information presented herein is at amortized cost unless otherwise indicated):

	Three months ended September 30,
	2023	2022
Investments:
Total investments, beginning of period	$1,963,144	$1,958,301
New investments purchased	54,316	227,794
Net accretion of discount on investments	2,003	2,835
Net realized gain (loss) on investments	(142)	(4,508)
Investments sold or repaid	(92,437)	(172,235)
Total Investments, end of period	$1,926,884	$2,012,187
Principal amount of investments funded:
First Lien Debt	$56,025	$267,262
Second Lien Debt	613	285
Equity Investments(1)	2,166	14,623
Total	$58,804	$282,170
Principal amount of investments sold or repaid:
First Lien Debt	$(57,832)	$(180,937)
Second Lien Debt	(28,891)	(31,500)
Equity Investments(1)	(1,543)	—
Total	$(88,266)	$(212,437)
Number of new funded debt investments(2)	6	16
Average amount of new funded debt investments	$5,651	$16,147
(1)Based on cost/proceeds of equity activity. The prior period has been conformed to the current presentation.
(2)For the three months ended September 30, 2023 and 2022, 100% of new funded debt investments were at floating interest rates.
As of September 30, 2023 and December 31, 2022, investments consisted of the following:

	September 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt	$1,319,570	$1,270,972	$1,416,343	$1,359,962
Second Lien Debt	241,091	236,975	271,266	262,703
Equity Investments	95,126	101,113	91,269	94,190
Investment Funds	271,097	251,415	271,097	263,022
Total	$1,926,884	$1,860,475	$2,049,975	$1,979,877

The weighted average yields(1) for our first lien debt, second lien debt and income producing investments, based on the amortized cost and fair value as of September 30, 2023 and December 31, 2022, were as follows:

	September 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt	12.6%	12.9%	11.5%	11.9%
Second Lien Debt	13.7%	13.9%	12.8%	13.2%
First and Second Lien Debt Total	12.8%	13.1%	11.7%	12.1%
Total Debt and Income Producing Investments(2)	12.7%	13.1%	11.8%	12.2%
(1)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of September 30, 2023 and December 31, 2022. Weighted average yield on debt and income producing investments at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount (“OID”) and market discount earned, divided by (b) total fair value included in such securities. Weighted average yield on debt and income producing investments at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned, divided by (b) total amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above. Effective March 31, 2023, weighted average yields exclude investments placed on non-accrual status. Prior periods were conformed to the current presentation. Inclusive of all debt and income producing investments and investments on non-accrual status, the weighted average yield on amortized cost was 12.3% and 11.4% as of September 30, 2023 and December 31, 2022, respectively.
(2)Income Producing Investments include Credit Fund and Credit Fund II, as well as income producing equity investments.
Total weighted average yields (which includes the effect of accretion of discount and amortization of premiums) of our first lien debt, second lien debt and income producing investments as measured on an amortized cost basis increased from 11.8% as of December 31, 2022 to 12.7% as of September 30, 2023. The increase in weighted average yields was primarily due to the impact of rising benchmark interest rates.
As of September 30, 2023 and December 31, 2022, four and three of our debt investments, respectively, were on non-accrual status. The remaining first and second lien debt investments were performing and current on their interest payments as of September 30, 2023 and December 31, 2022. The following table summarizes the fair value of our performing and non-accrual/non-performing investments as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
	Fair Value	Percentage	Fair Value	Percentage
Performing	$1,823,875	98.0%	$1,921,945	97.1%
Non-accrual(1)	36,600	2.0	57,932	2.9
Total	$1,860,475	100.0%	$1,979,877	100.0%

(1)For information regarding our non-accrual policy, see Note 2, Significant Accounting Policies, to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.
See the Consolidated Schedules of Investments as of September 30, 2023 and December 31, 2022 in our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on these investments, including a list of companies and type and amount of investments.
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

Our Investment Adviser monitors and, when appropriate, changes the risk ratings assigned to each debt investment in our portfolio. Our Investment Adviser reviews our investment ratings in connection with our quarterly valuation process. The below table summarizes the Internal Risk Ratings as of September 30, 2023 and December 31, 2022.

	September 30, 2023		December 31, 2022
	Fair Value	% of Fair Value	Fair Value	% of Fair Value
(dollar amounts in millions)
Internal Risk Rating 1	$27.1	1.8%	$30.7	1.9%
Internal Risk Rating 2	1,187.9	78.8	1,280.1	78.8
Internal Risk Rating 3	256.3	17.0	254.0	15.7
Internal Risk Rating 4	36.6	2.4	48.6	3.0
Internal Risk Rating 5	—	—	9.3	0.6
Total	$1,507.9	100.0%	$1,622.7	100.0%

As of both September 30, 2023 and December 31, 2022, the weighted average Internal Risk Rating of our debt investment portfolio was 2.2. As of September 30, 2023, four of our debt investments, with an aggregate fair value of $36.6 million were assigned an Internal Risk Rating of 4-5.  As of December 31, 2022, three of our debt investments, with an aggregate fair value of $57.9 million were assigned an Internal Risk Rating of 4-5.
CONSOLIDATED RESULTS OF OPERATIONS
The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and losses and net change in unrealized appreciation and depreciation. As a result, quarterly comparisons may not be meaningful.
Net Investment Income
Net investment income (loss) for the three and nine months ended September 30, 2023 and 2022 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Total investment income	$60,501	$59,143	$178,941	$151,220
Total expenses (including Excise tax expense)	(33,390)	(27,990)	(98,085)	(72,678)
Net investment income (loss)	$27,111	$31,153	$80,856	$78,542
The changes in net investment income for the three and nine months ended September 30, 2023 from the comparable periods in 2022 was primarily driven by the changes discussed below.
Investment Income
Investment income for the three and nine months ended September 30, 2023 and 2022 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Investment income
Interest income	$46,040	$37,499	$137,142	$103,209
PIK income	5,417	11,146	14,321	18,595
Dividend Income	8,276	7,524	24,828	22,572
Other income	768	2,974	2,650	6,844
Total investment income	$60,501	$59,143	$178,941	$151,220
The increase in investment income for the three and nine months ended September 30, 2023 from the comparable periods in 2022 was primarily driven by an increase in interest income from higher weighted average interest rates, partially offset by a decrease in PIK income from one-time income from restoring our Direct Travel, Inc. debt investments to accrual status. As of September 30, 2023, the size of our portfolio decreased to $1,926,884 from $2,012,187 as of September 30, 2022, at amortized cost. As of September 30, 2023, the weighted average yield of our first and second lien debt investments increased to 12.8% from 10.4% as of September 30, 2022 on amortized cost.

Interest and PIK income on our first and second lien debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of September 30, 2023 and 2022, four and two of our debt investments, respectively, were on non-accrual status. Non-accrual investments had a fair value of $36,600 and $37,404, respectively, which represented approximately 2.0% and 1.9% of total investments at fair value, respectively, as of September 30, 2023 and 2022. The remaining first and second lien debt investments were performing and current on their interest payments as of September 30, 2023 and 2022.
The decrease in other income for the three and nine months ended September 30, 2023 from the comparable periods in 2022 was primarily driven by lower amendment, underwriting and prepayment fees.
The increase in dividend income for the three and nine months ended September 30, 2023 from the comparable periods in 2022 was primarily driven by an increase in dividends declared by the investment funds as a result of higher net investment income each investment fund earned.
Expenses
Expenses for the three and nine months ended September 30, 2023 and 2022 comprised the following:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Base management fees	$7,080	$7,262	$21,501	$21,425
Incentive fees	5,530	6,451	16,595	16,137
Professional fees	684	787	1,896	2,322
Administrative service fees	369	470	866	1,337
Interest expense and credit facility fees	18,222	11,937	53,376	28,723
Directors’ fees and expenses	103	173	333	519
Other general and administrative	552	461	1,495	1,237
Excise tax expense	850	449	2,023	978
Total expenses (including Excise tax expense)	$33,390	$27,990	$98,085	$72,678
Below is a summary of the base management fees and incentive fees incurred during the three and nine months ended September 30, 2023 and 2022.

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Base management fees	$7,080	$7,262	$21,501	$21,425
Incentive fees on pre-incentive fee net investment income	5,530	6,451	16,595	16,137
Total base management fees and incentive fees	$12,610	$13,713	$38,096	$37,562
The changes in incentive fees related to pre-incentive fee net investment income for the three and nine months ended September 30, 2023 from the comparable periods in 2022 was driven by differences in the pre-incentive fee net investment income. Base management fees for the three and nine months ended September 30, 2023 remained consistent with the comparable periods in 2022.
For the three and nine months ended September 30, 2023 and 2022, there were no accrued capital gains incentive fees based upon the cumulative net realized and unrealized appreciation (depreciation) as of September 30, 2023 and 2022. The accrual for any capital gains incentive fee under accounting principles generally accepted in the United States (“U.S. GAAP”) in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. See Note 4, Related Party Transactions, to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on the incentive and base management fees.

Interest expense and credit facility fees for the three and nine months ended September 30, 2023 and 2022 comprised the following:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Interest expense	$17,578	$11,491	$51,697	$27,172
Facility unused commitment fee	354	175	841	805
Amortization of deferred financing costs and debt issuance costs	290	271	838	746
Total interest expense and credit facility fees	$18,222	$11,937	$53,376	$28,723
Cash paid for interest expense and credit facility fees	17,696	9,460	$51,650	$24,902

Average principal debt outstanding	$1,016,240	$1,062,687	$1,054,193	$898,738
Weighted average interest rate	6.79%	4.23%	6.48%	3.96%
The increase in interest expense and credit facility fees for the three and nine months ended September 30, 2023 compared to the comparable periods in 2022 was primarily driven by higher weighted average interest rates due to higher benchmark rates.
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
Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation)
The amount of and number of realized gain (loss) and change in appreciation (depreciation) for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Realized gain on investments	$153	$598	$1,600	$7,953
Number of investments with realized gains	3	7	12	17
Realized losses on investments	$295	$5,106	$23,048	$6,568
Number of investments with realized losses	2	6	14	13
Change in unrealized appreciation on investments	$18,458	$25,319	$65,642	$39,047
Number of investments with unrealized appreciation	112	62	123	38
Change in unrealized depreciation on investments	$18,143	$19,524	$61,953	$57,776
Number of investments with unrealized depreciation	60	103	65	141

Net realized gain (loss) and net change in unrealized appreciation (depreciation) for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net realized gain (loss) on investments	$(142)	$(4,508)	$(21,448)	$1,385
Net change in unrealized appreciation (depreciation) on investments(1)	315	5,795	3,689	(18,729)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	173	1,287	(17,759)	(17,344)
Net realized currency gain (loss) on non-investment assets and liabilities	406	(71)	398	(478)
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	2,297	5,461	(808)	12,458
Net realized and unrealized gains (losses)	$2,876	$6,677	$(18,169)	$(5,364)
(1)For the three and nine months ended September 30, 2023, net change in unrealized appreciation (depreciation) on investments included $(2,337) and $805 related to currency gains (losses), respectively. For the three and nine months ended September 30, 2022, net change in unrealized appreciation (depreciation) on investments included $(5,464) and $(12,633) related to currency gains (losses), respectively.
Net realized gain (loss) and net change in unrealized appreciation (depreciation) by the type of investments for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three months ended September 30,				Nine months ended September 30,
	2023		2022		2023		2022
Type	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)
First Lien Debt	$(97)	$7,212	$151	$1,205	$(22,706)	$7,783	$3,102	$(12,622)
Second Lien Debt	(45)	(467)	(4,659)	3,421	(93)	4,447	(5,615)	(7,800)
Equity Investments	—	(1,825)	—	(753)	1,351	3,066	3,898	(808)
Investment Funds	—	(4,605)	—	1,922	—	(11,607)	—	2,501
Total	$(142)	$315	$(4,508)	$5,795	$(21,448)	$3,689	$1,385	$(18,729)

The net realized loss on our investments for the three months ended September 30, 2023 was primarily driven by sales to Credit Fund II. The net realized loss on our investments for the nine months ended September 30, 2023 was primarily driven by the exit of our investment in DermaRite and the restructuring of PPT Management Holdings. Net change in unrealized appreciation (depreciation) in our investments for the three months ended September 30, 2023 was primarily driven by the tightening of market yields. Net change in unrealized appreciation (depreciation) in our investments for the nine months ended September 30, 2023 was primarily driven by the performance of our investment in American Physician Partners offset by the reversal of prior period unrealized losses on our investment in DermaRite and Bayside OPCP (formerly PPT Management). Net change in unrealized appreciation (depreciation) is also driven by changes in other inputs utilized under our valuation methodology, including, but not limited to, enterprise value multiples, borrower leverage multiples and borrower ratings, and the impact of exits.
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

Credit Fund primarily invests in first lien loans of middle market companies sourced primarily by us and our affiliates. Portfolio and investment decisions with respect to Credit Fund must be unanimously approved by a quorum of Credit Fund’s investment committee consisting of an equal number of representatives of us and Credit Partners. Therefore, although we own more than 25% of the voting securities of Credit Fund, we do not believe that we have control over Credit Fund (other than for purposes of the Investment Company Act). Middle Market Credit Fund SPV, LLC (“Credit Fund Sub”), MMCF CLO 2017-1 LLC (the “2017-1 Issuer”) and MMCF Warehouse II, LLC (“Credit Fund Warehouse II”), each a Delaware limited liability company are wholly owned subsidiaries of Credit Fund and are consolidated in Credit Fund’s consolidated financial statements.
Since inception of Credit Fund and through September 30, 2023 and December 31, 2022, we and Credit Partners each made capital contributions of $1 in members’ equity and $216,000 in subordinated loans to Credit Fund. On May 25, 2021, the Company and Credit Partners received an aggregate return of capital on the subordinated loans of $46,000, of which the Company received $23,000. The cost and fair value of our investment in Credit Fund was $193,001 and $184,527, respectively, as of September 30, 2023 and $193,001 and $190,065, respectively, as of December 31, 2022.
Our portion of the dividend declared by Credit Fund was $5,500 and $5,000 for the three months ended September 30, 2023 and 2022, respectively. Our portion of the dividend declared by Credit Fund was $16,500 and $15,000 for the nine months ended September 30, 2023 and 2022, respectively. As of both September 30, 2023 and December 31, 2022, our annualized dividend yield from Credit Fund was 11.4%.
Below is a summary of Credit Fund’s portfolio as of September 30, 2023 and December 31, 2022:

	As of
	September 30, 2023	December 31, 2022
Senior secured loans(1)	$816,447	$955,605
Weighted average yields of senior secured loans based on amortized cost(2)	11.2%	10.0%
Weighted average yields of senior secured loans based on fair value(2)	11.6%	10.5%
Number of portfolio companies in Credit Fund	38	45
Average amount per portfolio company(1)	$21,485	$21,236
Number of loans on non-accrual status	3	—
Fair value of loans on non-accrual status	$13,591	$—
Percentage of portfolio at floating interest rates(3)(4)	100.0%	100.0%
Fair value of loans with PIK provisions	$35,272	$49,950
Percentage of portfolio with PIK provisions(4)	4.7%	5.5%
(1)At par/principal amount.
(2)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of September 30, 2023 and December 31, 2022. Weighted average yield on debt at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount (“OID”) and market discount earned, divided by (b) total fair value included in such securities. Weighted average yield on debt at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned, divided by (b) total amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above. Effective March 31, 2023, weighted average yields exclude investments placed on non-accrual status. Prior periods were conformed to the current presentation.
(3)Floating rate debt investments are generally subject to interest rate floors.
(4)Percentages based on fair value.
At times, the Company will engage in purchase and sale transactions with Credit Fund, as detailed below. See Note 5, Middle Market Credit Fund, LLC, to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Number of investments sold	—	3	3	6
Proceeds from investments	$—	$31,014	$18,237	$84,534
Realized gain (loss) from investments	$—	$121	$(94)	$48

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
Since inception of Credit Fund II and through September 30, 2023, we and CCLF made capital contributions of $78,096 and $12,709 in members’ equity, respectively, to Credit Fund II. The cost and fair value of our investment in Credit Fund II was $78,096 and $66,888, respectively, as of September 30, 2023 and $78,096 and $72,957, respectively, as of December 31, 2022.
Our portion of the dividend declared by Credit Fund II was $2,776 and $2,524 for the three months ended September 30, 2023 and 2022, respectively. Our portion of the dividend declared by Credit Fund II was $8,328 and $7,572 for the nine months ended September 30, 2023 and 2022, respectively. As of both September 30, 2023 and December 31, 2022, our annualized dividend yield from Credit Fund II was 14.2%.
Below is a summary of Credit Fund II’s portfolio as of September 30, 2023 and December 31, 2022:

	As of
	September 30, 2023	December 31, 2022
Senior secured loans(1)	$249,300	$253,310
Weighted average yields of senior secured loans based on amortized cost(2)	12.0%	11.1%
Weighted average yields of senior secured loans based on fair value(2)	12.2%	11.3%
Number of portfolio companies in Credit Fund II	35	35
Average amount per portfolio company(1)	$7,123	$7,237
Number of loans on non-accrual status	1	—
Fair value of loans on non-accrual status	$—	$—
Percentage of portfolio at floating interest rates(3)(4)	97.9%	97.9%
Percentage of portfolio at fixed interest rates(4)	2.1%	2.1%
Fair value of loans with PIK provisions	$2,663	$10,787
Percentage of portfolio with PIK provisions(4)	1.1%	4.4%
(1)At par/principal amount.
(2)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of September 30, 2023 and December 31, 2022. Weighted average yield on debt at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount (“OID”) and market discount earned, divided by (b) total fair value included in such securities. Weighted average yield on debt at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned, divided by (b) total amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above. Effective March 31, 2023, weighted average yields exclude investments placed on non-accrual status. Prior periods were conformed to the current presentation.
(3)Floating rate debt investments are generally subject to interest rate floors.
(4)Percentages based on fair value.

At times, the Company will engage in purchase and sale transactions with Credit Fund II, as detailed below. See Note 6, Middle Market Credit Fund II, LLC, to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Number of investments purchased	1	—	1	—
Cost of investments purchased	$6,581	$—	$6,581	$—
Number of investments sold	5	5	10	9
Proceeds from investments	$24,601	$27,429	$45,190	$59,222
Realized gain (loss) from investments	$140	$(421)	$(33)	$(842)

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
We generate cash from the net proceeds of offerings of our common stock and through cash flows from operations, including investment sales and repayments as well as income earned on investments and cash equivalents. We may also fund a portion of our investments through borrowings under the Credit Facility, as defined below, the issuance of debt, and through securitization of a portion of our existing investments. The primary use of existing funds and any funds raised in the future is expected to be for investments in portfolio companies, repayment of indebtedness, cash distributions to our stockholders, repurchases of our common stock and for other general corporate purposes. We believe our current cash position, available capacity on our revolving credit facilities – which is well in excess of our unfunded commitments – and net cash provided by operating activities will provide us with sufficient resources to meet our obligations and continue to support our investment objectives, including reserving for the capital needs which may arise at our portfolio companies.
Credit Facility, Senior Notes, and 2015-1R Notes
On March 21, 2014, we closed on a senior secured revolving credit facility (the “Credit Facility”), as amended from time to time. The maximum principal amount of the Credit Facility is $790,000, ($745,000 prior to the August 31, 2023 amendment, and $688,000 prior to April 21, 2023) pursuant to the terms of the agreement, subject to availability under the Credit Facility, which is based on certain advance rates multiplied by the value of the Company’s portfolio investments (subject to certain concentration limitations) net of certain other indebtedness that the Company may incur in accordance with the terms of the Credit Facility. Proceeds of the Credit Facility may be used for general corporate purposes, including the funding of portfolio investments. Maximum capacity under the Credit Facility may be increased, subject to certain conditions, to $1,185,000 ($900,000 prior to the August 31, 2023 amendment) through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Credit Facility includes a $50,000 limit for swingline loans and a $20,000 limit for letters of credit. Subject to certain exceptions, the Credit Facility is secured by a first lien security interest in substantially all of the portfolio investments held by the Company. The Credit Facility includes customary covenants, including certain financial covenants related to asset coverage, shareholders’ equity and liquidity, certain limitations on the incurrence of additional indebtedness and liens, and other maintenance covenants, as well as usual and customary events of default for senior secured revolving credit facilities of this nature.
On December 30, 2019, we closed a private offering of $115.0 million in aggregate principal amount of 4.75% Senior Unsecured Notes due December 31, 2024 (the “2019 Notes”). On December 11, 2020, we issued an additional $75.0 million aggregate principal amount of senior unsecured notes due December 31, 2024 (the “2020 Notes,” together with the 2019 Notes, the “Senior Notes”). The 2020 Notes bear interest at an interest rate of 4.50%. We paid an affiliate of Carlyle a fee of $562 for underwriting services rendered in connection with the issuance of the 2020 Notes in the amount of 0.75% of the aggregate principal amount of the 2020 Notes. The interest rates of the Senior Notes are subject to increase (up to an additional 1.00% over the stated rate of such notes) in the event, subject to certain exceptions, the Senior Notes cease to have an investment grade rating. The Senior Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. For more information on the Senior Notes, see Note 7, Borrowings, to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.
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

On June 30, 2023, the 2015-1R Notes were amended to transition the benchmark rate to the Term SOFR Rate plus a Term SOFR adjustment (LIBOR prior to the 2015-1R Effective Date, as defined). The amendment is effective at the commencement of the next succeeding interest accrual period following the date of the amendment (the “2015-1R Effective Date”).
The 2015-1R Notes consist of:
(a) $234,800 AAA Class A-1-1-R Notes, which bear interest at the three-month SOFR plus a Term SOFR adjustment and 1.55%;
(b) $50,000 AAA Class A-1-2-R Notes, which bear interest at the three-month SOFR plus a Term SOFR adjustment and 1.78% thereafter;
(c) $25,000 AAA Class A-1-3-R Notes, which bear interest at 4.56%;
(d) $66,000 Class A-2-R Notes, which bear interest at the three-month SOFR plus a Term SOFR adjustment and 2.20%;
(e) $46,400 single-A Class B Notes, which bear interest at the three-month SOFR plus a Term SOFR adjustment and 3.15%;
(f) $27,000 BBB- Class C Notes, which bear interest at the three-month SOFR plus a Term SOFR adjustment and 4.00%.
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
The 2015-1R Notes have a reinvestment period end date and maturity date of October 15, 2023 and October 15, 2031, respectively. In connection with the initial financing, we have made customary representations, warranties and covenants to the 2015-1 Issuer. The Class A-1-1-R, Class A-1-2-R, Class A-1-3-R, Class A-2-R, Class B and Class C Notes are included in the unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q. The 2015-1 Issuer Preferred Interests were eliminated in consolidation. For more information on the 2015-1R Notes, see Note 7, Borrowing, to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.
As of September 30, 2023 and December 31, 2022, we had $55,218 and $30,506, respectively, in cash, cash equivalents and restricted cash. The Credit Facility consisted of the following as of September 30, 2023 and December 31, 2022:

	Total Facility	Borrowings Outstanding	Unused Portion(1)	Amount Available(2)
September 30, 2023	$790,000	$366,256	$423,744	$337,573
December 31, 2022	$688,000	$440,441	$247,559	$247,559
(1)The unused portion is the amount upon which commitment fees are based.
(2)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.

The following were the carrying values (before debt issuance costs) and fair values of the Company’s 2015-1R Notes and Senior Notes as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Aaa/AAA Class A-1-1-R Notes	$234,800	$233,016	$234,800	$232,170
Aaa/AAA Class A-1-2-R Notes	50,000	49,770	50,000	49,655
Aaa/AAA Class A-1-3-R Notes	25,000	23,938	25,000	24,013
AA Class A-2-R Notes	66,000	65,340	66,000	63,802
A Class B Notes	46,400	45,078	46,400	44,465
BBB- Class C Notes	27,000	26,393	27,000	25,920
2019 Notes	115,000	102,849	115,000	105,496
2020 Notes	75,000	67,731	75,000	69,180
Total	$639,200	$614,115	$639,200	$614,701
As of September 30, 2023 and December 31, 2022, we had $1,005,456 and $1,079,641, respectively, of outstanding consolidated indebtedness under the Credit Facility, the 2015-1R Notes and the Senior Notes. Our annualized interest cost as of September 30, 2023 and December 31, 2022, was 6.82% and 5.78%, excluding fees (such as fees on undrawn amounts and amortization of upfront fees). For the three months ended September 30, 2023 and 2022, we incurred $18,222 and $11,937, respectively, of interest expense and credit facility fees. For the nine months ended September 30, 2023 and 2022, we incurred $53,376 and $28,723, respectively, of interest expense and credit facility fees.
Our Credit Facility, the Senior Notes and the 2015-1R Notes impose financial and operating covenants that restrict our business activities, and provide for remedies on default and similar matters. As of September 30, 2023, we were in material compliance with the operating and financial covenants of our Credit Facility, the Senior Notes and the 2015-1R Notes. Although we believe we will continue to be in material compliance, we cannot assure you that we will continue to comply with the covenants in our Credit Facility, the Senior Notes and the 2015-1R Notes. Failure to comply with these covenants could result in a default. If we were unable to obtain a waiver of a default from the lenders or holders of that indebtedness, as applicable, those lenders or holders could accelerate repayment under that indebtedness, which may result in cross-acceleration of other indebtedness, and thereby have a material adverse effect on our business, financial condition and results of operations. Moreover, to the extent that we cannot meet our financing obligations, we risk the loss of some or all of our assets to liquidation or sale to satisfy the obligations. In such an event, we may be forced to sell assets at significantly depressed prices due to market conditions or otherwise, which may result in losses.
Equity Activity
Common shares issued and outstanding as of September 30, 2023 and December 31, 2022 were 50,794,941 and 51,060,136, respectively.
The following table summarizes activity in the number of shares of our common stock outstanding during the nine months ended September 30, 2023 and 2022:

	Nine months ended September 30,
	2023	2022
Common shares outstanding, beginning of period	51,060,136	53,142,454
Repurchase of common stock(1)	(265,195)	(1,525,682)
Common shares outstanding, end of period	50,794,941	51,616,772
(1)See Note 9, Net Assets, to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding the Company Stock Repurchase Program.

On May 5, 2020, we issued and sold 2,000,000 shares of Preferred Stock, par value $0.01, to an affiliate of Carlyle in a private placement at a price of $25 per share. Shares of Preferred Stock issued and outstanding were 2,000,000 as of both September 30, 2023 and December 31, 2022.
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
The following table summarizes our dividends declared per share of common stock during the two most recent fiscal years and the current fiscal year to-date:

Date Declared	Record Date	Payment Date	Per Share Amount(1)
2021
February 22, 2021	March 31, 2021	April 16, 2021	$0.37
May 3, 2021	June 30, 2021	July 15, 2021	$0.36
August 2, 2021	September 30, 2021	October 15, 2021	$0.38
November 1, 2021	December 31, 2021	January 14, 2022	$0.39
Total			$1.50
2022
February 18, 2022	March 31, 2022	April 15, 2022	$0.40
May 2, 2022	June 30, 2022	July 15, 2022	$0.40
August 8, 2022	September 30, 2022	October 14, 2022	$0.40
October 31, 2022	December 30, 2022	January 16, 2023	$0.44
Total			$1.64
2023
February 21, 2023	March 31, 2023	April 14, 2023	$0.44
May 4, 2023	June 30, 2023	July 18, 2023	$0.44
August 3, 2023	September 29, 2023	October 17, 2023	$0.44
Total			$1.32
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
The Preferred Stock is convertible, in whole or in part, at the option of the holder of the Preferred Stock into the number of shares of common stock equal to the Liquidation Preference plus any accumulated but unpaid dividends, divided by an initial conversion price of $9.50, subject to certain adjustments to prevent dilution as set forth in the Company's articles supplementary (the “Articles Supplementary”). The conversion price as of September 30, 2023 was $9.15. Effective as of May 5, 2023, the Company, with the approval of the Board of Directors, including a majority of the Independent Directors, has the option to redeem all of the Preferred Stock for cash consideration equal to the Liquidation Preference plus any accumulated but unpaid dividends. The holders of the Preferred Stock have the right to convert all or a portion of their shares of Preferred Stock prior to the date fixed for such redemption. Effective as of May 5, 2027, the holders of the Preferred Stock have the option to require the Company to redeem any or all of the then-outstanding Preferred Stock upon 90 days’ notice. The form of consideration used in any such redemption is at the option of the Board of Directors, including a majority of the Independent Directors, and may be cash consideration equal to the Liquidation Preference plus any accumulated but unpaid dividends, or shares of common stock. Holders also have the right to redeem the Preferred Stock upon a Change in Control (as defined in the Articles Supplementary).

The following table summarizes the Company’s dividends declared on the Preferred Stock during the two most recent fiscal years and the current fiscal year to-date. Unless otherwise noted, dividends were declared and paid, or are payable, in cash.

Date Declared	Record Date	Payment Date	Per Share Amount
2021
March 31, 2021	March 31, 2021	March 31, 2021	$0.438
June 30, 2021	June 30, 2021	June 30, 2021	$0.438
September 30, 2021	September 30, 2021	September 30, 2021	$0.438
December 29, 2021	December 31, 2021	December 31, 2021	$0.438
Total			$1.752
2022
March 25, 2022	March 31, 2022	March 31, 2022	$0.438
June 27, 2022	June 30, 2022	June 30, 2022	$0.438
September 22, 2022	September 30, 2022	September 30, 2022	$0.438
December 16, 2022	December 30, 2022	December 30, 2022	$0.438
Total			$1.752
2023
March 23, 2023	March 31, 2023	March 31, 2023	$0.438
June 27, 2023	June 30, 2023	June 30, 2023	$0.438
September 19, 2023	September 29, 2023	September 29, 2023	$0.438
Total			$1.314
OFF BALANCE SHEET ARRANGEMENTS
In the ordinary course of our business, we enter into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in these consolidated financial statements as of September 30, 2023 and December 31, 2022 in Part I, Item 1 of this Form 10-Q for any such exposure.
We have in the past, currently are and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments.
We had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of September 30, 2023 and December 31, 2022:

	Par / Principal Amount as of
	September 30, 2023	December 31, 2022
Unfunded delayed draw commitments	$72,421	$83,743
Unfunded revolving commitments	69,247	74,463
Total unfunded commitments	$141,668	$158,206
Pursuant to an undertaking by us in connection with the 2015-1 Debt Securitization, we agreed to hold on an ongoing basis the 2015-1 Issuer Preferred Interests with an aggregate dollar purchase price at least equal to 5% of the aggregate outstanding amount of all collateral obligations by the 2015-1 Issuer for so long as any securities of the 2015-1 Issuer remains outstanding. As of September 30, 2023 and December 31, 2022, we were in compliance with this undertaking.
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
As of September 30, 2023 and December 31, 2022, the Company had total senior securities of $1,055,456 and $1,129,641, respectively, consisting of secured borrowings under the Credit Facility, the Senior Notes, the 2015-1R Notes, and the Preferred Stock, and had asset coverage ratios of 181.14% and 176.79%, respectively.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. These estimates and judgments are based on historical information, information currently available to us and on various other assumptions management believes to be reasonable under the circumstances. Actual results could vary from those estimates and we may change our estimates and assumptions in future evaluations. Changes in these estimates and assumptions may have a material effect on our results of operations and financial condition. There have been no material changes in the critical accounting estimates since those discussed in our Annual Report on Form 10-K for the year ended December 31, 2022.

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
Interest Rate Risk
As of September 30, 2023, on a fair value basis, approximately 1.2% of our debt investments bear interest at a fixed rate and approximately 98.8% of our debt investments bear interest at a floating rate, which primarily are subject to interest rate floors. Interest rates on the investments held within our portfolio of investments are typically based on floating SOFR, with many of these investments also having a reference rate floor. Additionally, our Credit Facility is also subject to floating interest rates and is currently paid based on floating SOFR rates.
Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our income in the future.
The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. Interest income is calculated as revenue from interest generated from our settled portfolio of debt investments held as of September 30, 2023. These hypothetical interest income calculations are based on a model of the settled debt investments in our portfolio, excluding structured finance obligations and our investments in Credit Fund and Credit Fund II, held as of September 30, 2023, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. Interest expense is calculated based on outstanding secured borrowings and notes payable as of September 30, 2023 and based on the terms of our Credit Facility and notes payable. Interest expense on our Credit Facility and notes payable is calculated using the stated interest rate as of September 30, 2023, adjusted for the hypothetical changes in rates, as shown below. We intend to continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may significantly impact our net interest income.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.
Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2023, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled debt investments (considering interest rate floors for variable rate instruments), excluding our investments in Credit Fund and Credit Fund II, and outstanding secured borrowings and notes payable assuming no changes in our investment and borrowing structure:

	September 30, 2023
Basis Point Change	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$45,186	$(23,714)	$21,472
Up 200 basis points	$30,124	$(15,809)	$14,315
Up 100 basis points	$15,062	$(7,905)	$7,157
Down 100 basis points	$(15,062)	$7,905	$(7,157)
Down 200 basis points	$(30,124)	$15,809	$(14,315)
Down 300 basis points	$(45,161)	$23,714	$(21,447)

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
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
We did not sell any equity securities during the period covered in this report that were not registered under the Securities Act of 1933, as amended.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information regarding purchases of our common stock made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the three months ended September 30, 2023 for the periods indicated.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)(2)	Maximum (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2023 through July 31, 2023	—	$—	—	$42,263
August 1, 2023 through August 31, 2023	—	—	—	42,263
September 1, 2023 through September 30, 2023	—	—	—	42,263
Total	—		—

(1)On trade date basis.
(2)On November 2, 2023, the Company's Board of Directors approved the continuation of the Company's Stock Repurchase Program until November 5, 2024, or until the date the approved dollar amount has been used to repurchase shares. On August 1, 2022, the Company’s Board of Directors approved to increase the size of the Company’s Stock Repurchase Program by $50 million to $200 million. Pursuant to the program, the Company is authorized to repurchase up to $200 million in the aggregate of the Company's outstanding stock in the open market and/or through privately negotiated transactions at prices not to exceed the Company’s net asset value per share as reported in its most recent financial statements, in accordance with the guidelines specified in Rule 10b-18 of the Exchange Act. The timing, manner, price and amount of any repurchases will be determined by the Company, in its discretion, based upon the evaluation of economic and market conditions, stock price, available cash, applicable legal and regulatory requirements and other factors, and may include purchases pursuant to Rule 10b5-1 of the Exchange Act. The program does not require the Company to repurchase any specific number of shares and there can be no assurance as to the amount of shares repurchased under the program. The program may be suspended, extended, modified or discontinued by the Company at any time, subject to applicable law. Pursuant to the authorization described above, the Company adopted a 10b5-1 plan (the “Company 10b5-1 Plan”). The Company 10b5-1 Plan provides that purchases will be conducted on the open market in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act and will otherwise be subject to applicable law, which may prohibit purchases under certain circumstances. The amount of purchases made under the Company 10b5-1 Plan or otherwise and how much will be purchased at any time is uncertain, dependent on prevailing market prices and trading volumes, all of which we cannot predict. The Company's Stock Repurchase Program was originally approved by the Company's Board of Directors on November 5, 2018 and announced on November 6, 2018.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
During the three months ended September 30, 2023, no director or Section 16 officer of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item

408(a) of Regulation S-K).
Item 6. Exhibits.

10.1
Senior Secured Revolving Credit Agreement, dated as of March 21, 2014 and Conformed through Amendment No. 10 dated as of August 31, 2023, among Carlyle Secured Lending, Inc., as borrower, the Lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and syndication agent.*

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

CARLYLE SECURED LENDING, INC.

Dated: November 7, 2023	By	/s/ Thomas M. Hennigan
Thomas M. Hennigan Chief Financial Officer (principal financial officer)