Form 10-K
period 2023-12-31
Carlyle Secured Lending, Inc.
filed 2024-02-26
CIK 1544206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
(212) 813-4900
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	CGBD	The Nasdaq Global Select Market
8.20% notes due 2028	CGBDL	The Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock at June 30, 2023, based on the closing price of the common stock on that date of $14.56 on The Nasdaq Global Select Market, held by those persons deemed by the registrant to be non-affiliates was approximately $735,141,345.
The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding at February 23, 2024 was 50,794,941.
Documents Incorporated by Reference: Portions of the registrant’s Proxy Statement for its 2024 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

CARLYLE SECURED LENDING, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
We have included or incorporated by reference in this Form 10-K, and from time to time our management may make, “forward-looking statements”. These forward-looking statements are not historical facts, but instead relate to future events or the future performance or financial condition of Carlyle Secured Lending, Inc. (together with its consolidated subsidiaries, “we,” “us,” “our,” “CSL” or the “Company”). These statements are based on current expectations, estimates and projections about us, our current or prospective portfolio investments, our industry, our beliefs, and our assumptions. The forward-looking statements contained in this Form 10-K and the documents incorporated by reference herein involve a number of risks and uncertainties, including statements concerning:
•our, or our portfolio companies’, future business, operations, operating results or prospects, including our and their ability to achieve our respective objectives;
•the return or impact of current and future investments;
•the general economy and its impact on the industries in which we invest;
•the impact of any protracted decline in the liquidity of credit markets on our business;
•the impact of fluctuations in interest rates on our business;
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
•uncertainty surrounding Russia’s military invasion of Ukraine and the impact of geopolitical tensions in other regions such as the Middle East, and developing tensions between China and the United States;
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

PART I
In this Annual Report on Form 10-K, except where the context suggests otherwise:
•the terms “we,” “us,” “our,” “Company” and “CSL” refer to Carlyle Secured Lending, Inc. (formerly TCG BDC, Inc.), a Maryland corporation, and its consolidated subsidiaries;
•the term “SPV” refers to TCG BDC SPV LLC, a wholly owned and consolidated subsidiary;
•the term “2015-1 Issuer” refers to Carlyle Direct Lending CLO 2015-1R LLC, a wholly owned and consolidated subsidiary;
•the term “Carlyle” refers to The Carlyle Group Inc. (NASDAQ: CG) and its affiliates and its consolidated subsidiaries (other than portfolio companies of its affiliated funds);
•the term “Administrator” refers to Carlyle Global Credit Administration L.L.C., our administrator, a wholly owned and consolidated subsidiary of Carlyle;
•the term “Investment Adviser” refers to Carlyle Global Credit Investment Management L.L.C., a Delaware limited liability company and an investment adviser registered with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”) and a wholly owned and consolidated subsidiary of Carlyle, which serves as our investment adviser;
•the term “Credit Fund” refers to Middle Market Credit Fund, LLC, an unconsolidated limited liability company, in which we own a 50% economic interest and co-manage with Credit Partners USA LLC, and its wholly owned and consolidated subsidiaries;
•the term “Credit Fund II” refers to Middle Market Credit Fund II, LLC, an unconsolidated limited liability company, in which we own an 84.13% economic interest and co-manage with Cliffwater Corporate Lending Fund (“CCLF"), and its wholly owned and consolidated subsidiary; and
•references to “this Form 10-K” are to our Annual Report on Form 10-K for the year ended December 31, 2023.
Item 1. Business
Carlyle Secured Lending, Inc., a Maryland corporation, is a specialty finance company that is a closed-end, externally managed, non-diversified management investment company. We have elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act” or the “1940 Act”). For U.S. federal income tax purposes, we have elected to be treated as a RIC under Subchapter M of the Code. We were formed in February 2012, commenced investment operations in May 2013 and began trading on the Nasdaq Global Select Market, under the symbol “CGBD,” upon completion of our initial public offering in June 2017. Our 8.20% notes due 2028 (the “2028 Notes”) began trading on the Nasdaq Global Select Market, under the symbol “CGBDL” in November 2023. Our principal executive offices are located at One Vanderbilt Avenue, Suite 3400, New York, New York 10017.
Our investment objective is to generate current income and, to a lesser extent, capital appreciation primarily through assembling a portfolio of secured debt investments in U.S. middle market companies. Our core investment strategy focuses on lending to U.S. middle market companies, which we define as companies with approximately $25 million to $100 million of earnings before interest, taxes, depreciation and amortization (“EBITDA”), supported by financial sponsors. This core strategy is opportunistically supplemented with differentiated and complementary lending and investing strategies, which take advantage of the broad capabilities of Carlyle's Global Credit platform while offering risk-diversifying portfolio benefits. We seek to achieve our investment objective primarily through direct origination of secured debt instruments, including first lien senior secured loans (which may include stand-alone first lien loans, first lien/last out loans and “unitranche” loans) and second lien senior secured loans (collectively, “Middle Market Senior Loans”), with a minority of our assets invested in higher yielding investments (which may include unsecured debt, subordinated debt and investments in equities and structured products). The Middle Market Senior Loans are generally made to private U.S. middle market companies that are, in many cases, controlled by private equity firms.
We invest primarily in loans to middle market companies whose debt has been rated below investment grade, or would likely be rated below investment grade if such debt was rated. These securities, which are often referred to as “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. See Part I, Item 1A of this Form 10-K “Risk Factors— Risks Related to Our Investments— Our investments are risky and speculative.”
Our investment approach is focused on capital preservation based on long-term fundamental credit performance. Our Investment Adviser’s investment team utilizes a rigorous, systematic, and consistent investment process, refined over Carlyle’s

36-year history investing in private markets across multiple cycles, designed to achieve enhanced risk-adjusted returns. In conducting our investment activities, we believe that we benefit from the significant scale and resources of Carlyle, including our Investment Adviser and its affiliates.
Our Investment Adviser
Our Investment Adviser manages our investment activities, including sourcing potential investments, conducting research and due diligence on prospective investments, analyzing and structuring our investments and monitoring our investments on an ongoing basis.
Our Investment Adviser is part of Carlyle’s Global Credit segment, and benefits from the more than 200 experienced investment professionals across the origination, capital markets, underwriting and portfolio management teams. Our Investment Adviser’s investment committee that oversees our investment activities comprises several of the most senior credit professionals within the Global Credit segment, with backgrounds and expertise across multiple asset classes with significant industry experience and tenure. The investment committee is responsible for reviewing and approving our investment opportunities. The members of the investment committee have experience investing through different credit cycles. The investment committee is led by Mark Jenkins, a Managing Director and Head of Global Credit at Carlyle.
Our Investment Adviser also serves, and may in the future serve, as investment adviser to other existing and future affiliated BDCs that have investment objectives similar to our investment objectives.
On April 3, 2013, the Company’s Board of Directors, including a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the Investment Company Act (the “Independent Directors”), approved an investment advisory agreement (the “Original Investment Advisory Agreement”) between the Company and the Investment Adviser in accordance with, and on the basis of an evaluation satisfactory to such directors as required by, Section 15(c) of the Investment Company Act. The Original Investment Advisory Agreement was amended on September 15, 2017 and on August 6, 2018, after the approval of the Company’s Board of Directors, including a majority of the Independent Directors, at in-person meetings of the Board of Directors held on May 30, 2017 and on August 6, 2018, and the approval of the Company’s stockholders at special meetings of stockholders held on September 15, 2017 and August 6, 2018 (as amended, the “Investment Advisory Agreement”).
Unless terminated earlier, the Investment Advisory Agreement renews automatically for successive annual periods, provided that such continuance is specifically approved at least annually by the vote of the Board of Directors and by the vote of a majority of the Independent Directors. On May 4, 2023, the Company’s Board of Directors, including a majority of the Independent Directors, approved at an in-person meeting the continuance of the Investment Advisory Agreement with the Investment Adviser for an additional one year term. The Investment Advisory Agreement will automatically terminate in the event of an assignment and may be terminated by either party without penalty upon at least 60 days’ written notice to the other party. Subject to the overall supervision of the Board of Directors, the Investment Adviser provides investment advisory services to the Company. For providing these services, the Investment Adviser receives fees from the Company consisting of two components—a base management fee and an incentive fee.
Our base management fee is calculated at an annual rate of 1.50% of the average value of the Company’s gross assets at the end of the two most recently completed fiscal quarters; provided, however, the base management fee is calculated at an annual rate of 1.00% of the Company’s gross assets as of the end of the two most recently completed calendar quarters that exceeds the product of (A) 200% and (B) the average value of the Company’s net asset value at the end of the two most recently completed calendar quarters. “Gross assets” is determined on a consolidated basis in accordance with generally accepted accounting principles in the United States, includes assets acquired through the incurrence of debt (see Note 8, Borrowings, to the consolidated financial statements in Part II, Item 8 of this Form 10-K), and excludes cash and any temporary investments in cash-equivalents, including U.S. government securities and other high-quality investment grade debt investments that mature in 12 months or less from the date of investment. The base management fee is payable quarterly in arrears, will be appropriately adjusted for any share issuances or repurchases during such applicable fiscal quarters, and will be appropriately pro-rated for any partial month or quarter.
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
Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, is compared to a “hurdle rate” of 1.50% per quarter (6.00% annualized) or a “catch-up rate” of 1.82% per quarter (7.28% annualized), as applicable.
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
The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 17.5% of realized capital gains, if any, on a cumulative basis from inception through the date of determination, computed net of all realized capital losses on a cumulative basis and unrealized capital depreciation, less the aggregate amount of any previously paid capital gain incentive fees, provided that the incentive fee determined at the end of the first calendar year of operations may be calculated for a period of shorter than twelve calendar months to take into account any realized capital gains computed net of all realized capital losses on a cumulative basis and unrealized capital depreciation.
Our Administrator
On April 3, 2013, the Company’s Board of Directors approved an administration agreement (the “Administration Agreement”) between the Company and the Administrator, a Delaware limited liability company. Pursuant to the Administration Agreement, the Administrator provides services and receives reimbursements equal to an amount that reimburses the Administrator for its costs and expenses and the Company’s allocable portion of overhead incurred by the Administrator in performing its obligations under the Administration Agreement, including the Company’s allocable portion of the compensation paid to or compensatory distributions received by the Company’s officers (including its Chief Financial Officer and Chief Compliance Officer) and respective staff who provide services to the Company, operations staff who provide services to the Company, and any internal audit staff, to the extent internal audit performs a role in the Company’s Sarbanes-Oxley Act internal control assessment. Reimbursement under the Administration Agreement occurs quarterly in arrears.
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

On April 3, 2013, the Administrator entered into a sub-administration agreement with Carlyle Employee Co. (the “Carlyle Sub-Administration Agreement”). Pursuant to the Carlyle Sub-Administration Agreement, Carlyle Employee Co. provides our Administrator with access to Carlyle’s finance, operations, legal, compliance and administrative professionals.
On April 3, 2013, the Administrator entered into a sub-administration agreement with State Street Bank and Trust Company (“State Street”), which was amended on March 11, 2015 (as amended, the “State Street Sub-Administration Agreement” and, together with the Carlyle Sub-Administration Agreement, the “Sub-Administration Agreements”). Pursuant to the State Street Sub-Administration Agreement, State Street provides certain administrative and professional services. State Street also serves as our custodian. Unless terminated earlier, the State Street Sub-Administration Agreement renews automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (i) the vote of the Board of Directors or by the vote of a majority of the outstanding voting securities of the Company and (ii) the vote of a majority of the Company’s Independent Directors. On May 4, 2023, the Company’s Board of Directors, including a majority of the Independent Directors, approved the continuance of the State Street Sub-Administration Agreement for a one year period. The State Street Sub-Administration Agreement may be terminated upon at least 60 days’ written notice and without penalty by the vote of a majority of the outstanding securities of the Company, or by the vote of the Board of Directors or by either party to the State Street Sub-Administration Agreement.
Carlyle
Our Investment Adviser and Administrator are affiliates of Carlyle. Carlyle is a global investment firm with deep industry expertise that deploys private capital across three business segments: Global Private Equity, Global Credit and Global Investment Solutions. With $426.0 billion of assets under management (“AUM”) as of December 31, 2023, Carlyle’s teams invest across a range of strategies that leverage its deep industry expertise, local insights, and global resources to deliver attractive returns throughout an investment cycle. Carlyle employs more than 2,200 employees, including more than 720 investment professionals in 28 offices across four continents, and serves more than 3,000 active carry fund investors from 87 countries.
Carlyle’s Global Credit segment, which had $187.8 billion in AUM as of December 31, 2023, advises products that pursue investment strategies across the credit spectrum, including: liquid credit, private credit, and real assets credit, as well as platform initiatives such as Carlyle Tactical Private Credit Fund and Carlyle Credit Solutions. Global Credit, which also includes Carlyle’s Insurance Solutions and Global Capital Markets businesses, has been Carlyle’s fastest-growing segment in the past five years, with total AUM increasing over four times in that period. Since the establishment of Global Credit in 1999, these various capital sources have provided the opportunity for Carlyle to offer highly customizable and creative financing solutions to borrowers to meet their specific capital needs. Carlyle draws on the expertise and underwriting capabilities of the 205 investment professionals dedicated to the Carlyle Global Credit segment and leverages the resources and industry expertise of Carlyle’s global network to provide creative solutions for borrowers. Primary areas of focus for Carlyle’s Global Credit segment include Liquid Credit, consisting of Loans and Structured Credit; Private Credit, consisting of Direct Lending and Opportunistic Credit; Real Asset Credit, consisting of Aircraft Finance and Infrastructure Debt; Platform Initiatives, consisting of Cross-Platform Credit Products and Credit Strategic Solutions; Insurance Solutions; and Global Capital Markets.
Strategic Relationships
We have established, and may in the future establish, strategic relationships that may diversify our product offering, increase our scale, enhance our origination capabilities or provide other benefits.
To this end, in February 2016, we and Credit Partners USA LLC (“Credit Partners”), a wholly owned subsidiary of PSP Investments Holding USA LLC, an affiliate of a large Canadian pension fund, agreed to co-invest through Credit Fund, a joint venture primarily focused on investing in senior secured loans to middle market companies. Since its inception and through December 31, 2023, Credit Fund has invested in over $3.2 billion, before any repayments or exits, of senior secured loans. We and Credit Partners each have 50% economic ownership of Credit Fund and have commitments to fund, from time to time, capital of up to $250 million each.
Additionally, in November 2020, we and Cliffwater Corporate Lending Fund (“CCLF”), an investment vehicle managed by Cliffwater LLC, agreed to co-invest through Credit Fund II, a joint venture primarily focused on investing in senior secured loans of middle market companies. Since its inception and through December 31, 2023, Credit Fund II has invested in over $542.1 million, before any repayments or exits, of senior secured loans, including the initial portfolio of senior secured loans contributed by CSL. We and CCLF have 84.13% and 15.87% ownership in Credit Fund II, respectively.

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
Competitive Strengths
Carlyle Global Credit’s key competitive strengths are based on Carlyle’s integrated platform – with a breadth of capabilities, scale of capital and depth of expertise – which Carlyle believes allows it to mitigate competition and thereby improve our ability to deliver on the expectations of shareholders. We believe the following characteristics distinguish Carlyle’s capabilities in private credit:
•Proven Direct Origination Approach. The Carlyle Direct Lending platform is Carlyle’s direct lending business unit that operates within the broader Carlyle Global Credit Segment. Carlyle Direct Lending’s business directly originates nearly 100% of its investments, sourced from both the dedicated direct lending origination team as well as from the many adjacent capabilities across the Carlyle Global Credit platform. This origination approach has resulted in a strong and diversified flow of opportunities, approximately 1,200 per annum, from which Carlyle believes it can select investments with the best potential risk/reward characteristics.
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
•Scale of Capital. With $187.8 billion of AUM as of December 31, 2023 across its platform, Carlyle Global Credit maintains a significant capital base that can provide a full capital solution, delivering certainty of execution for borrowers and mitigating opportunities for competitive disintermediation.
•Depth of Expertise. Carlyle is a market leading global platform with $426.0 billion of AUM, an experienced and tenured bench of more than 720 investment professionals with well-established, long-standing relationships with sponsors, management teams, and industry experts, as of December 31, 2023. Carlyle believes that it brings differentiated diligence insights and extensive experience to inform credit selection. As a firm, Carlyle seeks to bring the collective power of the global platform with respect to individual investments, including sector credit analysts, Carlyle Private Equity’s deep knowledge and relationships with potential customers, suppliers or competitors of a given company, and internal dedicated diligence groups (e.g., government affairs and environment, social and corporate governance (“ESG”)). Carlyle believes this integrated and collaborative approach allows it to move faster and with higher conviction than its competitors in many scenarios.
•Rigorous Credit Selection. Carlyle employs a robust, iterative and heavily documented underwriting process for its Direct Lending business, which consists of four “gates” where a credit is reviewed and requires sign-off, including (i) at the point of origination, (ii) by the underwriting team, (iii) by Carlyle Direct Lending’s screening committee (the “Direct Lending Screening Committee” or the “Screening Committee”) and finally (iv) by Carlyle’s Private Credit Investment Committee at our Investment Adviser that oversees our investment activities. This rigorous diligence approach has allowed for a less than 3% closing rate on the approximately 1,200 transactions that were reviewed by the deal team over the past 12 months.
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
•Large and Growing U.S. Middle Market. The middle market direct lending asset class has undergone tremendous growth and maturation over the past decade and is one of the largest sub-segments of private credit, a now $1,500+ billion market. Carlyle believes this growth has been driven by fundamentally sound, secular drivers, including the expansion of private market activity, increased bank regulation and consolidation and structural changes in liquid credit markets, all of which create a significant opportunity for private credit investing.
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
•Market Environment Favors Non-Traditional Lenders. The direct lending asset class has also benefited from an ongoing secular trend in the banking industry. Post Great Financial Crisis in 2008, as tougher regulations have reshaped the landscape, traditional banks have reduced their lending capabilities. As banks have retreated due to a number of new laws, regulations and regulatory guidance, including the Dodd-Frank Wall Street Reform and Consumer Protection Act, the federal bank regulatory agencies’ leveraged lending guidelines and Basel III regulatory capital framework, institutional investors have increased their lending capabilities to fill the void. Post Great Financial Crisis, institutional investors on average now originate over 80% of primary leveraged loan issuances in the U.S., generating an incremental capital opportunity for the asset class.
•Favorable Capital Markets Trends. Over the past two decades, Carlyle has witnessed a secular trend with respect to the shift in economic activity from public to privately owned businesses due to less appetite for public market exposure. The number of public companies in the U.S. has dropped by approximately 50% from its peak, with a mirror image increase in the rise of private equity-backed companies. Overall public listing activity has declined by approximately two-thirds over the past forty years. These privately owned companies often prefer to finance themselves through the private markets, which has allowed for a natural expansion of the market opportunity for direct lenders on a secular basis for over a decade. Given current market dynamics, Carlyle believes that the asset class will continue to expand.
Investment Strategy
We primarily target loans to U.S.-based middle market companies that require capital for growth, acquisitions, recapitalizations, and refinancings, with a focus on companies controlled by private equity investment firms. In addition, we may also make investments in non-private equity owned public or private companies of various sizes, as well as invest in certain non-U.S.-based borrowers. We seek to partner with strong management teams executing long-term, value-maximizing strategies. Target investments typically exhibit some or all of the following characteristics:
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
Our Investment Adviser’s investment team intends to use a disciplined, credit-driven investment strategy, including:
•pursuing investments in senior secured loans, and aiming to maintain the appropriate allocation among the various types of senior secured loans, as well as junior debt to allow us to achieve its return while maintaining its desired credit risk profile;
•performing in-depth due diligence on companies, management teams and sponsors and conducting fundamental credit and valuation analyses;
•seeking to structure investments to provide us with security, current cash pay interest and additional upside through original issuance discount or other fees; and
•active management of portfolio investments through ongoing dialogue with equity owners and management, monitoring of operational results, financial reports and compliance with covenants, company visits and periodic evaluation of potential exit alternatives for part or all of each investment.
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
•secondary and other opportunistic asset purchases; and
•structured products.
As noted above, we may also from time to time participate in traditional subordinated debt financings and preferred and common equity co-investments. We may also make secondary purchases of all of the above types of investments and other securities on an opportunistic basis.
Investment Process
Origination
The Carlyle Direct Lending investment team’s multi-channel origination model generates attractive investment opportunities through a variety of sources, including over 250 private equity firms, financial institutions, other middle market lenders, strategic relationships and arrangements, financial advisors, and experienced management teams. The origination team supplements these relationships through personal visits and marketing campaigns focused on maximizing investment deal flow. It is their responsibility to identify specific opportunities, refine opportunities through candid exploration of the underlying facts and circumstances and to apply creative and flexible solutions to solve a borrower or sponsor’s financing needs. The team of origination professionals are located in New York, Chicago, Boston and Los Angeles. Each originator maintains long-standing relationships with potential sources of deal flow and is responsible for covering a specified target market, organized by geography and secondarily by sector. Carlyle believes the originators’ strengths and breadth of relationships across a wide range of markets generate numerous financing opportunities, which enable it to be highly selective through its diligence and investment process, with less than 3% of total deals screened over the past 12 months closing. The investment team of Carlyle Direct Lending has cultivated very strong relationships with private equity sponsors with whom it works closely in sourcing and executing transactions. Carlyle believes that borrowers benefit from full financing solutions, access to the vast Carlyle network, and reliable execution.
Underwriting
The underwriting process is led by an experienced team of senior underwriters that are organized by sector and benefit from a deep base of shared information enabled by platform integration, as well as Carlyle resources. The typical deal timeline is sixty to ninety days and follows a multi-faceted four-step process:
1.Screening. The deal team reviews marketing materials and industry reports, compiles debt and equity comparables, reaches out to industry experts within the Carlyle network, identifies key credit strengths and risks and formulates a view on structure. The deal team then presents an initial analysis through a screening memo to the Screening Committee for high-level feedback and a decision to move forward with additional credit work. The Screening Committee is comprised of the Head of Direct Lending, the Investment Adviser’s Chief Investment Officer, Chief Risk Officer, Head of Sponsor Coverage, Deputy Chief Investment Officer, and two additional senior Managing Directors. Based on feedback from the committee, the deal team will prepare and disseminate an outcomes email that documents the takeaways from the meeting, including preferred financing structure as well as terms, key diligence items and next steps.
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
The deal team focuses on lending to companies that it believes are performing, high quality businesses with a focus on strong fundamentals, market leadership with unique competitive advantages and high barriers to entry, positive cash flow generation on a historical and pro-forma basis including downside scenarios, and modest loan-to-value across economic cycles. The deal team crafts a fulsome memo with pages including diligence completed on a variety of topics. This includes, but is not limited to, information on the industry, financial and legal topics and company-specific considerations.

Portfolio and Risk Management
The investment team views proactive portfolio monitoring as a vital part of its investment process, which includes the ongoing review of a borrower by portfolio management, underwriting and workout professionals, with multiple layers of risk review and oversight. The investment team follows a rigorous monitoring strategy that utilizes a proprietary dashboard template for each transaction, which tracks financial performance, covenant compliance, follow-on transactions and amendments, and real-time updates to internal risk ratings based on qualitative and quantitative factors. The portfolio management process involves a variety of ongoing and scheduled reviews that allow for early detection of issues and escalation to the Investment Committee and workout team to avoid credit losses. This process includes detailed portfolio dashboard updates, weekly credit events meetings, monthly reviews of certain investments, quarterly meetings to conduct formal portfolio reviews, focused on technical analysis of financial performance and portfolio diversification, and ongoing ad-hoc meetings to handle borrower-specific requests, including follow-on transactions and amendments.
In connection with the quarterly portfolio reviews, the investment team also compiles a quarterly risk report that examines, among other things, migration in the portfolio and loan level investment mix, industry diversification, internal risk ratings, revenue, EBITDA, and leverage.
Frequency of review of individual loans is determined on a case-by-case basis, based on internal risk ratings as laid out below, total exposure and other criteria set forth by the Investment Committee. The Carlyle Direct Lending team has developed an internal risk policy which regularly assesses the risk profile of each investment and rates them based on the following categories, which are referred to as internal risk ratings.

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

Beyond the policies detailed above, our Investment Adviser’s investment team performs analyses and projections to assess potential exposure of the portfolio to variable macroeconomic factors and market conditions. Sample analyses include assessing (i) the impact of rising operating costs on our borrowers and end consumers due to inflationary pressures, particularly in food and energy, (ii) volatility in foreign exchange rates, (iii) impact of geopolitical tensions, (iv) interest rate sensitivity and (v) disruptions in our supply chain. These analyses can take the form of periodic (weekly/monthly/quarterly) reports as well as ad hoc analysis based on current market conditions.

Portfolio Composition
As of December 31, 2023, the fair value of our investments was approximately $1,841.9 million in 128 portfolio companies/investment funds. The type, geography and industry composition of our investments, each as a percentage of the fair value of our investments as of December 31, 2023, were as follows:

As of
Type—% of Fair Value	December 31, 2023
First Lien Debt	71.3%
Second Lien Debt	10.2
Equity Investments	5.0
Investment Funds	13.5
Total	100.0%

As of
Type—% of Fair Value of First and Second Lien Debt	December 31, 2023
Floating Rate	98.8%
Fixed Rate	1.2
Total	100.0%

As of
Geography—% of Fair Value	December 31, 2023
Australia	0.3%
Canada	2.8
Luxembourg	2.2
Sweden	0.0
United Kingdom	4.0
United States	90.7
Total	100.0%

As of
Industry—% of Fair Value	December 31, 2023
Aerospace & Defense	5.6%
Automotive	4.0
Beverage & Food	3.3
Business Services	5.9
Capital Equipment	2.5
Chemicals, Plastics & Rubber	3.7
Construction & Building	1.4
Consumer Goods: Durable	0.3
Consumer Goods: Non-Durable	0.4
Consumer Services	4.4
Containers, Packaging & Glass	2.2
Diversified Financial Services	5.0
Energy: Oil & Gas	0.7
Environmental Industries	2.2
Healthcare & Pharmaceuticals	11.6
High Tech Industries	7.5
Investment Funds	13.4
Leisure Products & Services	7.2
Media: Advertising, Printing & Publishing	2.4
Retail	1.6
Software	9.1
Sovereign & Public Finance	0.0
Telecommunications	4.0
Transportation: Cargo	0.5
Utilities: Electric	0.0
Wholesale	1.1
Total	100.0%
See the Consolidated Schedule of Investments as of December 31, 2023 in our consolidated financial statements in Part II, Item 8 of this Form 10-K for more information on these investments, including a list of companies and type, cost and fair value of investments.
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
An affiliated investment fund, account or other similar arrangement currently formed or formed in the future and managed by our Investment Adviser or its affiliates may have overlapping investment objectives and strategies with our own and, accordingly, may invest in asset classes similar to those targeted by us. This creates potential conflicts in allocating investment opportunities among us and such other investment funds, accounts and similar arrangements, particularly in circumstances where the availability or liquidity of such investment opportunities is limited or where co-investments by us and other funds, accounts or similar arrangements are not permitted under applicable law, as discussed below.
For example, Carlyle sponsors several investment funds, accounts and other similar arrangements, including, without limitation, structured credit funds, closed-end registered investment companies, BDCs, carry funds, and managed accounts and it may sponsor others in the future. The SEC has granted us exemptive relief that permits us and certain of our affiliates to co-invest in suitable negotiated investments (the “Exemptive Relief”). If Carlyle is presented with investment opportunities that generally fall within our investment objective and other board-established criteria and those of other Carlyle funds, accounts or other similar arrangements (including other existing and future affiliated BDCs), whether focused on a debt strategy or otherwise, Carlyle allocates such opportunities among us and such other Carlyle funds, accounts or other similar arrangements in a manner consistent with the Exemptive Relief, our Investment Adviser’s allocation policies and procedures and Carlyle’s other allocation policies and procedures, where applicable, as discussed below. More specifically, investment opportunities in suitable negotiated investments for investment funds, accounts and other similar arrangements managed by our Investment Adviser, and other funds, accounts or similar arrangements managed by affiliated investment advisers that seek to co-invest with us or other Carlyle BDCs, are allocated in accordance with the Exemptive Relief. Investment opportunities for all other investment funds, accounts and other similar arrangements not managed by our Investment Adviser are allocated in accordance with their respective investment advisers’ and Carlyle’s other allocation policies and procedures. Such policies and procedures may result in certain investment opportunities that are attractive to us being allocated to other funds that are not managed by our Investment Adviser. Carlyle’s, including our Investment Adviser’s, allocation policies and procedures are designed to allocate investment opportunities fairly and equitably among its clients over time, taking into account a variety of factors which may include the sourcing of the transaction, the nature of the investment focus of each such other Carlyle fund, accounts or other similar arrangements, each fund’s, account’s or similar arrangement’s desired level of investment, the relative amounts of capital available for investment, the nature and extent of involvement in the transaction on the part of the respective teams of investment professionals, any requirements contained in the limited partnership agreements and other governing agreements of the Carlyle funds, accounts or other similar arrangements and other considerations deemed relevant by Carlyle in good faith, including suitability considerations and reputational matters. The application of these considerations may cause differences in the performance of different Carlyle funds, accounts and similar arrangements that have similar strategies.
Because we are a BDC, we are not generally permitted to make loans to companies controlled by Carlyle or other funds managed by Carlyle. We are also not permitted to make any co-investments with clients of our Investment Adviser or its affiliates (including any fund managed by Carlyle) without complying with our Exemptive Relief, subject to certain exceptions, including with respect to our downstream affiliates. Co-investments made under the Exemptive Relief are subject to compliance with the conditions and other requirements contained in the Exemptive Relief, which could limit our ability to participate in a co-investment transaction. We may also co-invest with funds managed by Carlyle or any of its downstream affiliates, subject to compliance with applicable laws and regulations, existing regulatory guidance, and our Investment Adviser’s and Carlyle’s other allocation policies and procedures.
While Carlyle and our Investment Adviser seek to implement their respective allocation processes in a fair and equitable manner under the particular circumstances, there can be no assurance that it will result in equivalent allocation of or participation in investment opportunities or equivalent performance of investments allocated to us as compared to the other entities. In some cases, due to information barriers that are in place, we and other Carlyle investment funds, accounts or other similar arrangements may compete with each other for specific investment opportunities without being aware that they are competing with each other. Carlyle has a conflict system in place above these information barriers to identify potential conflicts early in the process and determine if an allocation decision needs to be made or if an investment is precluded. If the conflict system detects a potential conflict, the legal and compliance departments of Carlyle assess investment opportunities to determine whether a particular investment opportunity is required to be allocated to a particular investment fund, account or other similar arrangement (including us) or is prohibited from being allocated to a particular investment fund, account or similar arrangement. Subject to a determination by the legal and compliance departments (if applicable), portfolio management teams and, as applicable, the Investment Adviser's allocation committees, are then charged with ensuring that investment opportunities are allocated to the appropriate investment fund, account or similar arrangement in accordance with our Investment Adviser's allocation policies and procedures. In addition, in some cases Carlyle and our Investment Adviser may make investment recommendations to investment funds, accounts and other similar arrangements where the investment funds, accounts and other similar arrangements make the investment independently of Carlyle and our Investment Adviser. As a result, there are circumstances where investments appropriate for us are instead allocated, in whole or in part, to such other investment funds, accounts or other similar arrangements irrespective of our Investment Adviser’s and Carlyle’s other policies and procedures regarding allocation of investments. Where Carlyle otherwise has discretion to allocate investment opportunities among various funds, accounts and other similar arrangements, it should be noted that Carlyle may determine to allocate such investment opportunities away from us.
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
Regulation
General - Election to be Taxed as a RIC
We have elected to be treated, and intend to continue to qualify annually, as a RIC for U.S. federal income tax purposes under Subchapter M of the Code. As a RIC, we generally will not pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our stockholders as dividends. Instead, dividends we distribute generally will be taxable to the holders of our common stock, and any net operating losses, foreign tax credits and other tax attributes may not pass through to the holders of our common stock. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, we must distribute to our stockholders on an annual basis at least 90% of our investment company taxable income (generally, our net ordinary income plus the excess of our realized net short-term capital gains over realized net long-term capital losses, determined without regard to the dividends paid deduction) for any taxable year (the “Annual Distribution Requirement”). The following discussion assumes that we qualify as a RIC and have satisfied the Annual Distribution Requirement. If we (1) qualify as a RIC, and (2) satisfy the Annual Distribution Requirement, then we are not subject to U.S. federal income tax on the portion of our net taxable income we distribute (or are deemed to distribute) to stockholders. We are subject to U.S. federal income tax at regular corporate rates on any income or capital gains not distributed (or deemed distributed) to our stockholders.
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
We are generally not able to issue and sell our common stock at a price below net asset value (“NAV”) per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current NAV of our common stock if our Independent Directors determine that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. In any such case, the price at which our common stock is to be issued and sold may not be less than a price that, in the determination of our Independent Directors, closely approximates the market value of such shares (less any distributing commission or discount). In addition, we may generally issue new shares of our common stock at a price below NAV in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances. Pursuant to approval granted at a special meeting of stockholders held on July 26, 2023, we are authorized, with the approval of the Board of Directors, to sell or otherwise issue shares of our common stock at a price below the then-current NAV per share, subject to certain limitations (including that the number of shares issued does not exceed 25% of our then-outstanding common stock immediately prior to each such offering). Such stockholder approval expires on July 26, 2024. See Part I, Item 1A of this Form 10-K “Risk Factors—Risks Related to Our Business and Structure—Regulations governing our operation as a BDC affect our ability to, and the way in which we will, raise additional capital. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage” and “—The NAV per share of our common stock may be diluted if we sell shares of our common stock in one or more offerings at prices below the then current NAV per share of our common stock.”
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
Managerial Assistance to Portfolio Companies
    As a BDC, we must offer, and must provide, upon request from our portfolio companies, significant managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. Our Investment Adviser may provide all or a portion of this assistance pursuant to the Investment Advisory Agreement, the costs of which will be reimbursed by us. We may receive fees for these services.
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
Indebtedness and Senior Securities
We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the Investment Company Act, is at least equal to 150% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see Part I, Item 1A of this Form 10-K “Risk Factors—Risks Relating to Our Business and Structure—Regulations governing our operation as a BDC affect our ability to, and the way in which we will, raise additional capital. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage” and “—We borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.”
Codes of Ethics
We have adopted a code of ethics pursuant to Rule 17j-1 under the Investment Company Act and our Investment Adviser has adopted a code of ethics pursuant to Rule 17j-1 under the Investment Company Act and Rule 204A-1 under the Advisers Act, respectively (collectively, the “Rule 17j-1 Codes of Ethics”), which establish procedures for personal investments and restricts certain transactions and apply to, among others, our Chief Executive Officer and Chief Financial Officer. The Rule 17j-1 Codes of Ethics generally do not permit investments by personnel subject to them in securities that may be purchased or sold by us. The Rule 17j-1 Codes of Ethics are filed with the SEC (www.sec.gov).
We have also adopted a Code of Ethics for Principal Executive and Senior Financial Officers under the Sarbanes-Oxley Act of 2002 (the “SOX Code of Ethics”), which applies to, among others, our Chief Executive Officer and Chief Financial Officer. The SOX Code of Ethics is available free of charge on our website (http://www.carlylesecuredlending.com).
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
Our Investment Adviser’s proxy voting decisions will be made by its investment committee. To ensure that the vote is not the product of a conflict of interest, our Investment Adviser will require that: (1) anyone involved in the decision making process discloses to the Investment Committee, and Independent Directors, any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (2) employees involved in the decision making process or vote administration are prohibited from revealing how our Investment Adviser intends to vote on a proposal in order to reduce any attempted influence from interested parties.
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
Compliance with Listing Requirements
Our shares of common stock and the 2028 Notes are trading on the Nasdaq Global Select Market under the symbols “CGBD” and “CGBDL”, respectively. As a listed company on the Nasdaq Global Select Market, we are subject to various listing standards including corporate governance listing standards. We monitor our compliance with all listing standards and take actions necessary to ensure that we are in compliance therewith.
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

Staffing
We do not currently have any employees. Our Chief Financial Officer, a Managing Director of Carlyle, our Principal Accounting Officer, a Principal of Carlyle, and our Chief Compliance Officer and Secretary, a Managing Director of Carlyle, are retained by our Administrator pursuant to the Carlyle Sub-Administration Agreement. Each of these professionals performs their respective functions for us under the terms of our Administration Agreement.
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

Item 1A. Risk Factors
Summary of Risk Factors
The following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. The following should be read in conjunction with the complete discussion of risk factors we face, which are set forth below under “—Risk Factors”.

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
•Changes in interest rates have increased, and may in the future increase, our cost of capital, reduce the ability of our portfolio companies to service their debt obligations and decrease our net investment income.
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
Risks Related to an Investment in Our Securities
•Investing in our securities involves a high degree of risk and the market price of our securities may fluctuate significantly.
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
•We cannot assure that an active trading market for the 2028 Notes (as defined below) will develop or be maintained.
•We may choose to redeem the 2028 Notes when prevailing interest rates are relatively low.

Risk Factors
An investment in the Company involves a high degree of risk. You should carefully consider these risk factors, together with all of the other information included in this report, before you decide whether to make an investment in the Company. There can be no assurance that the Company’s investment objective will be achieved or that an investor will receive a return of its capital. In addition, there will be occasions when the Investment Adviser and its affiliates may encounter potential conflicts of interest in connection with the Company. The risks set out below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. The following considerations, in addition to the considerations set forth elsewhere herein, should be carefully evaluated before making an investment in the Company. If any of the following events occur, our business, financial condition and operating results could be materially and adversely affected. In such case, the NAV and the trading price of our common stock and the trading price, if any, of any other securities that we have issued could decline, and you may lose all or part of your investment.

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
U.S. capital markets continue to experience disruptions and volatility. Over the last several years, markets have been affected by a rising interest rate environment as a result of inflation and continued geopolitical tensions (including Russia’s military invasion of Ukraine and the war between Israel and Hamas). These events have contributed to unpredictable general economic conditions that are materially and adversely impacting the broader financial and credit markets. These and future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows, as well as the businesses of our portfolio companies, and the broader financial and credit markets.
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
Additionally, the Federal Reserve raised the Federal Funds Rate throughout 2022 and 2023 and could further do so if inflation exceeds certain levels in the United States. These developments, along with the United States government’s credit and deficit concerns, global economic uncertainties and market volatility, have caused and could continue to cause interest rates to be volatile, which may negatively impact our ability to access the capital markets on favorable terms.

Inflation has adversely affected and may continue to adversely affect the business, results of operations and financial condition of our portfolio companies.
Certain of our portfolio companies are in industries that have been impacted by inflation. Inflationary pressures during 2022 and 2023 have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and out portfolio companies’ operations. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay interest and principal on our loans, particularly if interest rates were to continue to rise in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations. Additionally, the Federal Reserve has raised, and could raise again, certain benchmark interest rates in an effort to combat inflation. See “—Changes in interest rates have increased and may in the future increase our cost of capital, reduce the ability of our portfolio companies to service their debt obligations and decrease our net investment income.”
Economic recessions or downturns could impair our portfolio companies and harm our operating results.
Many of the portfolio companies in which we make investments may be susceptible to economic slowdowns or recessions and may be unable to repay the loans we made to them during these periods or pay interest payments. Rising interest rates, inflation and supply chain disruptions heighten these risks. Therefore, our non-performing assets may increase and the value of our portfolio may decrease during these periods as we are required to record our investments at their current fair value. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our and our portfolio companies’ funding costs, limit our and our portfolio companies’ access to the capital markets or result in a decision by lenders not to extend credit to us or our portfolio companies. These events could prevent us from increasing investments and harm our operating results.
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
We do not have any employees. We depend on the diligence, skill, judgment and network of business contacts of our Investment Adviser’s investment professionals and the Carlyle Direct Lending platform to source appropriate investments for us. We depend on members of our Investment Adviser’s investment team to appropriately analyze our investments and the Investment Committee to approve and monitor our middle market portfolio investments. The Investment Committee, together with the other members of its investment team, evaluate, negotiate, structure, close and monitor our investments. Our future success will depend on the continued availability of the members of the Investment Committee and the other investment professionals available to the Investment Adviser. Neither we nor the Investment Adviser has employment agreements with these individuals or other key personnel, and we cannot provide any assurance that unforeseen business, medical, personal or other circumstances would not lead any such individual to terminate his or her relationship with us. The loss of any senior investment professionals to which our Investment Adviser has access, including members of the Investment Committee, or a significant number of the investment professionals of our Investment Adviser, could have a material adverse effect on our ability to achieve our investment objective as well as on our financial condition and results of operations. The market for qualified professionals is extremely competitive across levels and areas of expertise, and our Investment Adviser may not be successful in its efforts to recruit, retain and motivate these professionals. In addition, our Investment Adviser has seen increased focus by prospective candidates on hybrid work arrangements and arrangements providing more flexibility, including location. If our Investment Adviser’s approach to in-office and remote-work arrangements is not perceived as favorable as compared to the arrangements offered by competitors, it may experience an even further increase in competition for talent and it may be difficult to recruit and retain investment professionals.
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
Accomplishing this result on a cost-effective basis is largely a function of our Investment Adviser’s structuring of the investment process, its ability to provide competent, attentive and efficient services to us and its ability to access financing for us on acceptable terms. Our Investment Adviser’s investment team has substantial responsibilities under the Investment Advisory Agreement and in connection with managing us and certain other investment funds and accounts advised by our Investment Adviser or its affiliates, and may also be called upon to provide managerial assistance to our portfolio companies. These demands on their time, which will increase as the number of investments grow, may distract them or slow the rate of investment. In order for us to grow, Carlyle will need to hire, train, supervise, manage and retain new employees. However, we can offer no assurance that any such investment professionals will contribute effectively to the work of our Investment Adviser. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.
We may need to raise additional capital to grow because we must distribute most of our income.
We may need to raise additional capital to fund growth in our investments, and a reduction in the availability of new capital could limit our ability to grow. If we fail to obtain funds from such sources or from other sources to fund our investments, it could limit our ability to grow, which may have an adverse effect on the value of our securities. We have elected to be treated, and intend to qualify annually, as a RIC for U.S. federal income tax purposes under Subchapter M of the Code. To maintain our status as a RIC, among other requirements, we must distribute on a timely basis at least 90% of our investment company taxable income to our stockholders. As a result, any such cash earnings may not be available to fund investment originations or repay maturing debt.
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
We have borrowed under the credit facility and through the issuance of debt securities and in the future may borrow under additional debt facilities from financial institutions. As of December 31, 2023, we had issued and outstanding $984.6 million aggregate principal amount of indebtedness, and $50.0 million aggregate liquidation preference of the Preferred Stock. In addition, as a BDC, our ability to borrow or issue preferred stock may be restricted if our total assets are less than 150% of our total borrowings and preferred stock. Furthermore, equity capital may be difficult to raise because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price per share less than NAV without first obtaining approval for such issuance from our stockholders and our Independent Directors. Pursuant to approval granted at a special meeting of stockholders held on July 26, 2023, we are authorized, with the approval of the Board of Directors, to sell or otherwise issue shares of our common stock at a price below the then-current NAV per share, subject to certain limitations (including that the number of shares issued does not exceed 25% of our then-outstanding common stock immediately prior to each such offering). Such stockholder approval expires on July 26, 2024.

Any failure on our part to maintain our status as a BDC or RIC would reduce our operating flexibility, may hinder our achievement of our investment objective, may limit our investment choices and may subject us to greater regulation.
The Investment Company Act and the Code impose numerous constraints on the operations of BDCs and RICs, respectively, that do not apply to other types of investment vehicles. For example, under the Investment Company Act, we are required as a BDC to invest at least 70% of our total assets in specified types of “qualifying assets,” primarily in private U.S. companies or thinly-traded U.S. public companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. In addition, in order to continue to qualify as a RIC for U.S. federal income tax purposes, we are required to satisfy certain source-of-income, diversification and distribution requirements. These constraints, among others, may hinder our ability to take advantage of attractive investment opportunities and to achieve our investment objective. See Part I, Item 1 of this Form 10-K “Business—Regulation—General—Election to be Taxed as a RIC” for additional information.
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
We may issue additional debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the Investment Company Act. In addition, we may continue to securitize certain of our loans. Under the provisions of the Investment Company Act, we are permitted, as a BDC, to issue senior securities only in amounts such that our asset coverage ratio, as defined in the Investment Company Act, equals at least 150% of total assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test, which may prohibit us from paying dividends and could prevent us from maintaining our status as a RIC or may prohibit us from repurchasing shares of our common stock. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Accordingly, any failure to satisfy this test could have a material adverse effect on our business, financial condition or results of operations. As of December 31, 2023, our asset coverage calculated in accordance with the Investment Company Act was 183.4%. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. Furthermore, as a result of issuing senior securities, our common stockholders would also be exposed to typical risks associated with increased leverage, including an increased risk of loss resulting from increased indebtedness.
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
We are not generally able to issue and sell our common stock at a price below the NAV per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current NAV per share of our common stock if our Independent Directors determine that such sale is in the best interests of us and our stockholders and our stockholders approve such sale. In any such case, the price at which our common stock is to be issued and sold may not be less than a price that, in the determination of our Independent Directors, closely approximates the market value of such shares (less any distributing commission or discount). We are authorized, with the approval of the Board of Directors, to sell or otherwise issue shares of our common stock at a price below the then-current NAV per share, subject to certain limitations. See “—The NAV per share of our common stock may be diluted if we sell shares of our common stock in one or more offerings at prices below the then current NAV per share of our common stock.”

If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our stockholders at that time will decrease, and holders of our common stock might experience dilution.
The NAV per share of our common stock may be diluted if we sell shares of our common stock in one or more offerings at prices below the then current NAV per share of our common stock.
Pursuant to approval granted at a special meeting of stockholders held on July 26, 2023, we are authorized, with the approval of the Board of Directors, to sell or otherwise issue shares of our common stock at a price below the then-current NAV per share, subject to certain limitations (including that the number of shares issued does not exceed 25% of our then-outstanding common stock immediately prior to each such offering). Such stockholder approval expires on July 26, 2024.
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
Our Credit Facility, the Senior Notes and the 2015-1R Notes (each as defined in Note 8, Borrowings, to the consolidated financial statements in Part II, Item 8 of this Form 10-K) impose financial and operating covenants that restrict our business activities, remedies on default and similar matters. As of December 31, 2023, we were in material compliance with the operating and financial covenants of our Credit Facility, the Senior Notes and the 2015-1R Notes. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. Accordingly, although we believe we will continue to be in compliance, we cannot assure you that we will continue to comply with the covenants in our Credit Facility, the Senior Notes and the 2015-1R Notes. Failure to comply with these covenants could result in a default. If we were unable to obtain a waiver of a default from the lenders or holders of that indebtedness, as applicable, those lenders or holders could accelerate repayment under that indebtedness, which may result in cross-acceleration of other indebtedness. An acceleration could have a material adverse impact on our business, financial condition and results of operations. Lastly, we may be unable to obtain additional leverage, which would, in turn, affect our return on capital.

As of December 31, 2023, we had a combined $984.6 million of outstanding consolidated indebtedness under our Credit Facility, Senior Notes and 2015-1R Notes. As of December 31, 2023, our annualized interest cost was 6.95% excluding fees (such as fees on undrawn amounts and amortization of upfront fees). Since we generally pay interest at a floating rate on our Credit Facility and 2015-1R Notes and the effective rate of our 2028 Notes is floating due to our interest rate swap, an increase in interest rates will generally increase our borrowing costs.
The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns on our portfolio, net of expenses. The calculations in the table below are hypothetical, and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
Assumed annual returns on the Company's portfolio (net of expenses)	(10)%	(5)%	0%	5%	10%
Corresponding return to common stockholder(1)	(28.78)%	(18.14)%	(7.50)%	3.14%	13.78%
(1)Assumes, as of December 31, 2023, (i) $1,942.6 million in total assets, (ii) $984.6 million in outstanding indebtedness, (iii) $912.8 million in net assets and (iv) weighted average effective annual interest rate, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 6.95%.
Based on an outstanding indebtedness of $984.6 million as of December 31, 2023, and the weighted average effective annual interest rate, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 6.95% as of that date, our investment portfolio at fair value would have had to produce an annual return of approximately 3.52% to cover annual interest payments on the outstanding debt. For more information on our indebtedness, see Part II, Item 7 of this Form 10-K “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources.”
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
Changes in interest rates have increased, and may in the future increase, our cost of capital, reduce the ability of our portfolio companies to service their debt obligations and decrease our net investment income.
General interest rate fluctuations and changes in credit spreads on floating rate loans may have a substantial negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our rate of return on invested capital, our net investment income and our NAV. Substantially all of our debt investments have variable interest rates that reset periodically based on benchmarks such as the Secured Overnight Financing Rate (“SOFR”) and the U.S. Prime Rate (“Prime Rate” or “P”), so an increase in interest rates from their historically low levels may make it more difficult for our portfolio companies to service their obligations under the debt investments that we hold. Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. To address ongoing concerns about inflation, the Federal Reserve has increased interest rates over the course of 2022 and 2023 and could further do so in 2024 if inflation levels exceed certain levels in the United States.
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
In addition, a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, the recent increases in interest rates have made it easier for us to meet or exceed the incentive fee hurdle rate in our Investment Advisory Agreement and have resulted in increases in the amount of incentive fees payable to our Investment Adviser with respect to our pre-incentive fee net investment income. Also, an increase in interest rates available to investors could make an investment in our common stock less attractive if we are not able to increase our distribution rate, which could reduce the value of our common stock. We have entered and may continue to enter into certain hedging transactions, such as interest rate swap agreements, to mitigate our exposure to adverse fluctuations in interest rates, and we may do so again in the future. However, we cannot assure you that such transactions will be successful in mitigating our exposure to interest rate risk.
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
In addition, we pay our Administrator, an affiliate of our Investment Adviser, its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including, compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer, Chief Financial Officer and Principal Accounting Officer) and their respective staff who provide services to us, operations staff who provide services to us, and internal audit staff in their role of performing our Sarbanes-Oxley Act internal control assessment. These arrangements create conflicts of interest that our Board of Directors monitors. Despite Carlyle’s good faith judgment to arrive at a fair and reasonable expense allocation methodology, the use of any particular methodology may lead us to bear relatively more expense in certain instances and relatively less in other instances compared to what we would have borne if a different methodology had been used. However, Carlyle seeks to make allocations that are equitable on an overall basis in its good faith judgment.
In May 2020, we issued the Preferred Stock to an affiliate of Carlyle in a private placement. The interests of Carlyle as the holder of the Preferred Stock may conflict with the interests of the holders of our common stock (see “—We issued the Preferred Stock in May 2020 and we may in the future determine to issue additional preferred stock, which could adversely affect the market value of our common stock”).
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
The incentive fees payable by us to our Investment Adviser may create an incentive for our Investment Adviser to pursue investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The incentive fees payable to our Investment Adviser are calculated based on a percentage of our return on invested capital. This may encourage our Investment Adviser to use leverage to increase the return on our investments. In particular, a portion of the incentive fees payable to the Investment Adviser is calculated based on the Company’s pre-incentive fee net investment income, expressed as a rate of return on the value of the Company’s net assets at the end of the immediately preceding calendar quarter, subject to a “hurdle rate” of 1.50% per quarter (6.00% annualized) and a “catch-up rate” of 1.82% per quarter (7.28% annualized). See Note 4, Related Party Transactions, to the consolidated financial statements included in Part II, Item 8 of this Form 10-K. Accordingly, an increase in leverage may make it easier for the Company to meet or exceed the hurdle rate applicable to the income-based incentive fee and may result in an increase in the amount of income-based incentive fee payable to the Investment Adviser.
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
Although we have elected to be treated, and intend to qualify annually, as a RIC for U.S. federal income tax purposes under Subchapter M of the Code, we cannot assure you that we will be able to maintain RIC status. To maintain RIC status and be relieved of U.S. federal income taxes on income and gains distributed to our stockholders, we must, among other things, have in effect an election to be treated, and continue to qualify, as a BDC under the Investment Company Act at all times during each taxable year and meet the Annual Distribution Requirement, the 90% Gross Income Test and the Diversification Tests (each as defined and explained more fully in Part I, Item 1 of this Form 10-K “Business—Regulation—General—Election to be Taxed as a RIC.”).

If we fail to maintain our RIC status for any reason, and we do not qualify for certain relief provisions under the Code, we would be subject to corporate-level U.S. federal income tax (and any applicable U.S. state and local taxes) regardless of whether we make any distributions to our stockholders. In this event, the resulting taxes and any resulting penalties could substantially reduce our net assets, the amount of our income available for distribution and the amount of our distributions to our stockholders, which would have a material adverse effect on our financial performance. For additional discussion regarding the tax implications of a RIC, see Part I, Item 1 of this Form 10-K “Business—General—Regulation—Election to be Taxed as a RIC” for additional information.
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
We expect to be treated as a “publicly offered regulated investment company” as a result of shares of our common stock being treated as regularly traded on an established securities market. However, we cannot assure you that we will be treated as a publicly offered regulated investment company for all years. If we are not treated as a publicly offered regulated investment company for any calendar year, each U.S. stockholder that is an individual, trust or estate will be treated as having received a dividend from us in the amount of such U.S. stockholder’s allocable share of the management and incentive fees paid to our Investment Adviser and certain of our other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. stockholder. Miscellaneous itemized deductions generally are deductible by a U.S. stockholder that is an individual, trust or estate only for tax years of such U.S. stockholder beginning after 2025 and only to the extent that the aggregate of such U.S. stockholder’s miscellaneous itemized deductions exceeds 2% of such U.S. stockholder’s adjusted gross income for U.S. federal income tax purposes, are not deductible for purposes of the alternative minimum tax and are subject to the overall limitation on itemized deductions under the Code. See Part I, Item 1 of this Form 10-K “Business—Regulation—General—Election to be Taxed as a RIC” for additional information.
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
Our Investment Adviser has not assumed any responsibility to us other than to render the services described in the Investment Advisory Agreement, and it will not be responsible for any action of our Board of Directors in declining to follow our Investment Adviser’s advice or recommendations. Pursuant to the Investment Advisory Agreement, our Investment Adviser and its members and their respective officers, managers, partners, agents, employees, controlling persons and members and any other person or entities affiliated with it will not be liable to us for their acts under the Investment Advisory Agreement, absent willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties. We have agreed to indemnify, defend and protect our Investment Adviser and its members and their respective officers, managers, partners, agents, employees, controlling persons and members and any other person or entities affiliated with it with respect to all damages, liabilities, costs and expenses arising out of or otherwise based upon the performance of any of our Investment Adviser’s duties or obligations under the Investment Advisory Agreement or otherwise as an Investment Adviser for us, and not arising out of willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties under the Investment Advisory Agreement. These protections may lead our Investment Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account. See — “Our fee structure may induce our Investment Adviser to pursue speculative investments and incur leverage, and investors may bear the cost of multiple levels of fees and expenses.” for additional information.
We are subject to certain risks as a result of our direct interest in the 2015-1 Issuer Preferred Interests.
Because the 2015-1 Issuer is disregarded as an entity separate from its owner for U.S. federal income tax purposes, the sale or contribution by us to the 2015-1 Issuer, as part of the 2015-1 Debt Securitization and 2015-1 Debt Securitization Refinancing, did not constitute a taxable event for U.S. federal income tax purposes. If the U.S. Internal Revenue Service were to take a contrary position, there could be a material adverse effect on our business, financial condition, results of operations or cash flows.
The 2015-1 Issuer Preferred Interests are subordinated obligations and therefore we may not receive cash from the 2015-1 Issuer.
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
The factors that are considered in the fair value pricing of our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparisons to publicly traded companies, discounted cash flow, relevant credit market indices, and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we consider the pricing indicated by the external event to corroborate our valuation. Because such valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our Investment Adviser’s determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Also, since these valuations are, to a large extent, based on estimates, comparisons and qualitative evaluations of private information, it could make it more difficult for investors to value accurately our investments and could lead to undervaluation or overvaluation of our securities. In addition, the valuation of these types of securities may result in substantial write-downs and earnings volatility. If our Investment Adviser is unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments. Also, privately held companies frequently have less diverse product lines and smaller market presence than larger competitors.
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
As a BDC, we are required to comply with certain regulatory requirements. We and any company controlled by us, on the one hand, and our upstream affiliates, or our Investment Adviser and its affiliates, on the other hand, are prohibited under the Investment Company Act from knowingly participating in certain transactions without the prior approval of our Independent Directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities is our upstream affiliate for purposes of the Investment Company Act, and we or a company controlled by us are generally prohibited from buying or selling any security (other than our securities) from or to such affiliate, absent the prior approval of our Independent Directors and so long as such person does not own more than 25% of our outstanding voting securities or otherwise control us. We or a company controlled by us are prohibited from buying or selling any security from or to our Investment Adviser or its affiliates, or any person who owns more than 25% of our voting securities or is otherwise deemed to control, be controlled by, or be under common control with, us, with such persons, absent the prior approval of the SEC.
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
We have and may in the future enter into hedging transactions, which may expose ourselves to risks associated with such transactions. We may utilize instruments such as forward contracts, credit default swaps, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates, credit risk premiums, and market interest rates.
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
The success of our hedging transactions will depend on our ability to correctly predict movements in currencies and interest rates. Therefore, while we may enter into such transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the effect of the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. Income derived from hedging transactions is generally not eligible to be distributed to non-U.S. stockholders free from U.S. withholding tax. We may be unable or determine not to hedge against particular risks, including if we determine that available hedging transactions are not available at an appropriate price.

In August 2022, Rule 18f-4 under the Investment Company Act, regarding the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations (except reverse repurchase agreements and similar financing transactions), became effective. Under the new rule, BDCs that make significant use of derivatives are required to operate subject to a value-at-risk leverage limit, adopt a derivatives risk management program and appoint a derivatives risk manager, and comply with various testing and board reporting requirements. These new requirements apply unless the BDC qualifies as a “limited derivatives user,” as defined under the adopted rules. Under the new rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. We currently operate as a “limited derivatives user” which may limit our ability to use derivatives and/or enter into certain other financial contracts.
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
Risks Related to an Investment in Our Securities
Investing in our securities involves a high degree of risk.
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
The market price and liquidity of the market for our common stock, the 2028 Notes and any other securities that we may issue may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:
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
•the occurrence of one or more natural disasters, pandemic outbreaks or other health crises;
•fluctuations in base interest rates, such as SOFR, EURIBOR, the Federal Funds Rate or the Prime Rate;
•operating performance of companies comparable to us;
•general economic trends and other external factors, including inflation, the current interest rate environment and geopolitical tensions; and
•loss of a major funding source.
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
In addition, when our common stock is trading below its NAV, we will generally not be able to sell additional shares of our common stock to the public at its market price without, among other things, first obtaining the requisite approval of our stockholders. Pursuant to approval granted at a special meeting of stockholders held on July 26, 2023, we are authorized, with the approval of the Board of Directors, to sell or otherwise issue shares of our common stock at a price below the then-current net asset value per share, subject to certain limitations (including that the number of shares issued does not exceed 25% of our then-outstanding common stock immediately prior to each such offering). Such stockholder approval expires on July 26, 2024.
We issued the Preferred Stock in May 2020 and we may in the future determine to issue additional preferred stock, which could adversely affect the market value of our common stock.
On May 5, 2020, we issued 2,000,000 shares of the Preferred Stock to an affiliate of Carlyle in a private placement at a price of $25 per share. The Preferred Stock ranks senior to our common stock with respect to the payment of dividends and distribution of assets upon liquidation. The Preferred Stock has a liquidation preference equal to $25 per share (the “Liquidation Preference”) plus any accumulated but unpaid dividends up to but excluding the date of distribution.
The Preferred Stock is convertible, in whole or in part, at the option of the holder of the Preferred Stock into the number of shares of common stock equal to the Liquidation Preference plus any accumulated but unpaid dividends, divided by an initial conversion price of $9.50, subject to certain adjustments to prevent dilution as set forth in the articles supplementary (the “Articles Supplementary”) that established the terms of the Preferred Stock. The conversion price as of December 31, 2023 was $9.10. As a result of the terms of the Preferred Stock, there may be times when Carlyle as the holder of the Preferred Stock has interests that differ from those of the holders of common stock, giving rise to conflict. See Note 10, Net Assets, to the consolidated financial statements in Part II, Item 8 of this Form 10-K for further information about the Preferred Stock.
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
Holders of the Preferred Stock and of any additional preferred stock we might issue, voting separately as a single class, would have the right to elect two members of the board of directors at all times and in the event dividends become two full years in arrears would have the right to elect a majority of the directors until such arrearage is completely eliminated. In addition, preferred stockholders have class voting rights on certain matters, including changes in fundamental investment restrictions and conversion to open-end status, and accordingly can veto any such changes. Restrictions imposed on the declarations and payment of dividends or other distributions to the holders of our common stock and preferred stock, both by the Investment Company Act and by requirements imposed by rating agencies or the terms of our credit facilities, might impair our ability to maintain our qualification as a RIC for federal income tax purposes. While we would intend to redeem our preferred stock to the extent necessary to enable us to distribute our income as required to maintain our qualification as a RIC, there can be no assurance that such actions could be effected in time to meet the tax requirements. See Part I, Item 1 of this Form 10-K “Business—Regulation—General—Election to be Taxed as a RIC.”
Purchases of our common stock under our stock repurchase program, including a Company 10b5-1 Plan, may have resulted in the price of our common stock being higher than the price that otherwise might have existed in the open market.
On November 2, 2023, the Company’s Board of Directors authorized the continuation of the Company’s $200 million stock repurchase program (the “Company Stock Repurchase Program”) until November 5, 2024, or until the approved dollar amount has been used to repurchase shares of common stock. Pursuant to the Program, the Company is authorized to repurchase its outstanding common stock in the open market and/or through privately negotiated transactions at prices not to exceed the Company’s net asset value per share as reported in its most recent financial statements, in accordance with the guidelines specified in Rule 10b-18 of the Exchange Act, and the Company is authorized to determine, in its discretion, the timing, manner, price and amount of any repurchases, based upon the evaluation of economic and market conditions, stock price, available cash, applicable legal and regulatory requirements and other factors, which may include purchases pursuant to Rule 10b5-1 of the Exchange Act. The Program does not require the Company to repurchase any specific number of shares and there can be no assurance as to the amount of shares repurchased under the Program. The Program may be suspended, extended, modified or discontinued by the Company at any time, subject to applicable law.
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
These activities may have had the effect of maintaining the market price of our common stock or slowing a decline in the market price of the common stock, and, as a result, the price of our common stock may have been higher than the price that otherwise might have existed in the open market.
Sales of substantial amounts of our common stock in the public market may have an adverse effect on the market price of our common stock.
As of February 23, 2024, we had 50,794,941 shares of common stock outstanding. Sales of substantial amounts of our common stock, or the availability of such shares for sale, including as a result of the sale of our common stock issued upon conversion of the Preferred Stock, could adversely affect the prevailing market prices for our common stock. If this occurs and continues, it could impair our ability to raise additional capital through the sale of equity securities should we desire to do so.
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
Distributions of our “investment company taxable income” to a non-U.S. stockholder that are not effectively connected with the non-U.S. stockholder’s conduct of a trade or business within the United States may be subject to withholding of U.S. federal income tax at a 30% rate (or lower rate provided by an applicable income tax treaty) to the extent of our current or accumulated earnings and profits. Certain properly designated dividends are generally exempt from withholding of U.S. federal income tax, including certain dividends that are paid in respect of our (i) “qualified net interest income” (generally, our U.S.-source interest income, other than certain contingent interest and interest from obligations of a corporation or partnership in which we or the non-U.S. stockholder are at least a 10% shareholder, reduced by expenses that are allocable to such income) or (ii) “qualified short-term capital gains” (generally, the excess of our net short-term capital gain over our long-term capital loss for such taxable year), and certain other requirements were satisfied. No assurance can be given as to whether any of our distributions will be eligible for this exemption from withholding of U.S. federal income tax or, if eligible, will be designated as such by us. See Part I, Item 1 of this Form 10-K “Business—Regulation—General—Election to be Taxed as a RIC.” for additional information.
We may have difficulty paying our required distributions if we recognize taxable income before or without receiving cash representing such income.
For U.S. federal income tax purposes, we will include in our taxable income certain amounts that we have not yet received in cash, such as OID or accruals on a contingent payment debt instrument, which may occur if we receive warrants in connection with the origination of a loan or possibly in other circumstances or contracted PIK interest, which generally represents contractual interest added to the loan balance and due at the end of the loan term. Any such income would be treated as income earned by us and therefore would be subject to the Annual Distribution Requirement (as defined and explained more fully in Part I, Item 1 of this Form 10-K “Business—Regulation—General—Election to be Taxed as a RIC”). We also may be required to include in our taxable income certain other amounts that we will not receive in cash. The credit risk associated with the collectability of deferred payments may be increased as and when a portfolio company increases the amount of interest on which it is deferring cash payment through deferred interest features. Our investments with a deferred interest feature may represent a higher credit risk than loans for which interest must be paid in full in cash on a regular basis. For example, even if the accounting conditions for income accrual are met, the borrower could still default when our actual collection is scheduled to occur upon maturity of the obligation.
Because in certain cases we may recognize taxable income before or without receiving cash representing such income, we may have difficulty making distributions to our stockholders that will be sufficient to enable us to meet the Annual Distribution Requirement necessary for us to maintain our status as a RIC. Accordingly, we may need to sell some of our assets at times and/or at prices that we would not consider advantageous, we may need to raise additional equity or debt capital, or we may need to forego new investment opportunities or otherwise take actions that are disadvantageous to our business (or be unable to take actions that are advantageous to our business) to enable us to make distributions to our stockholders that will be sufficient to enable us to meet the Annual Distribution Requirement. However, under the Investment Company Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless an “asset coverage” test is met. See Part I, Item 1 of this Form 10-K “Business—Regulation—General—Indebtedness and Senior Securities” for additional information.
If we are unable to obtain cash from other sources to meet the Annual Distribution Requirement, we may fail to qualify for the U.S. federal income tax benefits allowable to RICs and, thus, become subject to a corporate-level U.S. federal income tax (and any applicable U.S. state and local taxes). Additionally, we may make investments that result in the recognition of ordinary income rather than capital gain, or that prevent us from accruing a long-term holding period. These investments may prevent us from making capital gain distributions. See Part I, Item 1 of this Form 10-K “Business—Regulation—General—Election to be Taxed as a RIC” for additional information.
Alternatively, we may, with the consent of all our stockholders, designate an amount as a consent dividend (i.e., a deemed dividend). In that case, although we would not distribute any actual cash to our stockholders, the consent dividend would be treated like an actual dividend under the Code for all U.S. federal income tax purposes. This would allow us to deduct the amount of the consent dividend and our stockholders would be required to include that amount in income as if it were actually distributed. For additional discussion regarding the tax implications of a RIC, see Part I, Item 1 of this Form 10-K “Business—Regulation—General—Election to be Taxed as a RIC.”
We cannot assure that an active trading market for the 2028 Notes will develop or be maintained.
Our 2028 Notes are listed on the Nasdaq Global Select Market and they may trade at a discount to their purchase price depending on prevailing interest rates, the market for similar securities, our credit ratings, our financial condition, performance and prospects, general economic conditions or other relevant factors. Accordingly, we cannot assure you that a liquid trading market will develop and/or be maintained for any of the 2028 Notes, that a holder will be able to sell its 2028 Notes at a particular time or that the price received when a holder sells its 2028 Notes will be favorable. To the extent an active trading market does not develop or is not maintained, the liquidity and trading price for the 2028 Notes may be adversely affected. Accordingly, the holder of a 2028 Notes may be required to bear the financial risk of an investment in the 2028 Notes for an indefinite period of time.
The indenture under which the 2028 Notes were issued contain limited protection for holders of the 2028 Notes.
The indenture under which the 2028 Notes were issued offers limited protection to holders of the 2028 Notes. The terms of the indenture and the 2028 Notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have a material adverse impact on your investment in the 2028 Notes. In particular, the terms of the indenture and the 2028 Notes do not place any restrictions on our or our subsidiaries’ ability to:
•issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the 2028 Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the 2028 Notes to the extent of the value of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore is structurally senior to the 2028 Notes and (4) securities, indebtedness or obligations issued or incurred by our subsidiaries that would be senior to our equity interests in our subsidiaries and therefore rank structurally senior to the 2028 Notes with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) as modified by Section 61(a)(2) of the 1940 Act or any successor provisions, whether or not we continue to be subject to such provisions of the 1940 Act, which generally prohibit us incurring additional debt or issuing additional debt or preferred securities, unless our asset coverage, as defined in the 1940 Act, equals at least 150% after such incurrence or issuance;
•pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the 2028 Notes, including our Preferred Stock, any preferred stock we may issue in the future and any subordinated indebtedness, in each case other than dividends, purchases, redemptions or payments that would cause our asset coverage to fall below the threshold specified in Section 18(a)(1)(B) as modified by Section 61(a)(2) of the 1940 Act or any successor provisions thereto, whether or not we are subject to such provisions of the 1940 Act, giving effect to any no-action relief granted by the SEC to another BDC and upon which we may reasonably rely (or to us if we determine to seek such similar SEC no-action or other relief) permitting the BDC to declare any cash dividend or distribution notwithstanding the prohibition contained in Section 18(a)(1)(B) as modified by Section 61(a)(2) of the 1940 Act in order to maintain our status as a RIC under Subchapter M of the Code;
•sell assets (other than certain limited restrictions on our ability to consolidate, merge or sell all or substantially all of our assets);
•enter into transactions with affiliates;
•create liens (including liens on the shares of our subsidiaries) or enter into sale and leaseback transactions;
•make investments; or
•create restrictions on the payment of dividends or other amounts to us from our subsidiaries.
In addition, the indenture and the 2028 Notes does not require us to make an offer to purchase the 2028 Notes in connection with a change of control or any other event.
Furthermore, the terms of the indenture and the 2028 Notes do not protect holders of the 2028 Notes in the event that we experience changes (including significant adverse changes) in our financial condition, results of operations or credit ratings, if any, as they do not require that we or our subsidiaries adhere to any financial tests or ratios or specified levels of net worth, revenues, income, cash flow, or liquidity.
Our ability to recapitalize, incur additional debt (including additional debt that matures prior to the maturity of the 2028 Notes) and take a number of other actions that are not limited by the terms of the 2028 Notes may have important consequences for you as a holder of the 2028 Notes, including making it more difficult for us to satisfy our obligations with respect to the 2028 Notes or negatively affecting the trading value of the 2028 Notes.
Other debt we issue or incur in the future could contain more protections for its holders than the indenture and the 2028 Notes, including additional covenants and events of default. The issuance or incurrence of any such debt with incremental protections could affect the market for, trading levels, and prices of the 2028 Notes.
The 2028 Notes are unsecured and therefore are effectively subordinated to any secured indebtedness we have incurred and may incur in the future and rank pari passu with, or equal to, all outstanding and future unsecured indebtedness issued by us, including our 2024 Notes and our general liabilities, including liabilities of our subsidiaries.
The 2028 Notes are not secured by any of our assets or any of the assets of our subsidiaries. As a result, the 2028 Notes are effectively subordinated to any secured indebtedness we have outstanding or that we may incur in the future to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the 2028 Notes. In addition, the 2028 Notes rank pari passu with, or equal to, all outstanding and future unsecured indebtedness issued by us, including our 2024 Notes, and our general liabilities.
The 2028 Notes are obligations exclusively of the Company and not of any of our subsidiaries. None of our subsidiaries is a guarantor of the 2028 Notes and the 2028 Notes are not required to be guaranteed by any subsidiaries we may acquire or create in the future. Any assets of our subsidiaries will not be directly available to satisfy the claims of our creditors, including holders of the 2028 Notes. Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors of our subsidiaries will have priority over our equity interests in such subsidiaries (and therefore the claims of our creditors, including holders of the 2028 Notes) with respect to the assets of such subsidiaries. Even if we are recognized as a creditor of one or more of our subsidiaries, our claims would still be effectively subordinated to any security interests in the assets of any such subsidiary and to any indebtedness or other liabilities of any such subsidiary senior to our claims. Consequently, the 2028 Notes are structurally subordinated to all indebtedness and other liabilities of any of our subsidiaries and any subsidiaries that we may in the future acquire or establish, including the SPV and the 2015-1 Issuer. Borrowings under the 2015-1R Notes are the obligation of 2015-1 Issuer, a wholly-owned subsidiary of ours, and are structurally senior to the 2028 Notes. In addition, our subsidiaries may incur substantial additional indebtedness in the future, all of which would be structurally senior to the 2028 Notes.
If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the 2028 Notes.
Any default under the agreements governing our indebtedness, including a default under the Credit Facility, the terms of our 2024 Notes or other indebtedness to which we may be a party, that is not waived by the required lenders or holders, and the remedies sought by the lenders or holders of such indebtedness, could make us unable to pay principal, premium, if any, and interest on the 2028 Notes and substantially decrease the market value of the 2028 Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, as applicable, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under the Credit Facility or other debt we may incur in the future could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation.
Our ability to generate sufficient cash flow in the future is, to some extent, subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations, or that future borrowings will be available to us under the Credit Facility or otherwise, in an amount sufficient to enable us to meet our payment obligations under the 2028 Notes and our other indebtedness, and to fund other liquidity needs.
If our operating performance declines and we are not able to generate sufficient cash flow to service our debt obligations, we may in the future need to refinance or restructure our debt, including the 2028 Notes, sell assets, reduce or delay capital investments, seek to raise additional capital or seek to obtain waivers from the required lenders under the Credit Facility or the holders of our 2024 Notes or other debt that we may incur in the future to avoid being in default. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations under the 2028 Notes or our other debt. If we breach our covenants under the Credit Facility, the 2024 Notes or other debt and seek a waiver, we may not be able to obtain a waiver from the required lenders or holders. If this occurs, we would be in default under the Credit Facility, the 2024 Notes or other debt, the lenders or holders could exercise their rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders having secured obligations, including the lenders under the Credit Facility, could proceed against the collateral securing the debt. Because the Credit Facility and the Senior Notes have, and any future credit facilities or other indebtedness will likely have, customary cross-default provisions, if the indebtedness under the Senior Notes, the Credit Facility or any future credit facility or other indebtedness is accelerated, we may be unable to repay or finance the amounts due.
We may choose to redeem the 2028 Notes when prevailing interest rates are relatively low.
The 2028 Notes may be redeemed in whole or in part at any time at our option on or after December 1, 2025. If prevailing rates are lower at the time of redemption, and we redeem the 2028 Notes, a holder of the 2028 Notes likely would not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the interest rate on the 2028 Notes being redeemed. Our redemption right also may adversely impact the ability of the holder to sell the 2028 Notes as the optional redemption date or period approaches.
A downgrade, suspension or withdrawal of the credit rating assigned by a rating agency to us or the 2028 Notes or change in the debt markets could cause the liquidity or market value of the 2028 Notes to decline significantly.
Any credit rating assigned to us or the 2028 Notes represents an assessment by the assigning rating agencies of our ability to pay our debts when due. Consequently, real or anticipated changes in any credit ratings will generally affect the market value of the 2028 Notes. These credit ratings may not reflect the potential impact of risks relating to the structure or marketing of the 2028 Notes. Credit ratings are not a recommendation to buy, sell or hold any security, and may be revised or withdrawn at any time by the issuing organization in its sole discretion.

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management, Strategy and Procedures
We, our Investment Adviser and its affiliates regularly assess risks from cybersecurity threats, monitor our information systems for potential vulnerabilities, and test those systems pursuant to our cybersecurity policies, standards, processes, and practices, which are integrated into our overall risk management system. To protect our information systems from cybersecurity threats, we use various security tools that help us identify, protect against, detect, respond to, and recover from security incidents. These efforts are implemented by Carlyle’s Global Technology & Solutions (“GTS”) team in partnership with our business, legal, and compliance teams, and are essential for us to conduct investment activities, manage internal administration activities, and connect our global enterprise. Our systems, data, network, and infrastructure are monitored and administered by formal controls and risk management processes that log events and help protect the our data. In addition, our business continuity plans are designed to allow critical business functions to continue in an orderly manner in the event of an emergency. The GTS team works closely with Carlyle’s business segment teams, including our Investment Adviser, to maintain operational resilience through business continuity planning and annual information technology disaster recovery and incident response plan testing, which collectively support the goal of mitigating risk were an emergency to occur. The GTS team has procedures in place to report cybersecurity threats or incidents on a periodic basis. These efforts are underpinned by the implementation of security best practices, where possible, such as:
•Multi-factor authentication for remote access, privileged access management for system administrators, application whitelisting, laptop encryption, and advanced malware defenses on endpoints;
•Incident preparedness and response planning and risk mitigation;
•Independent and continuous security testing, assessment and vulnerability management;
•Regular security awareness training, including phishing simulations, for Carlyle authorized users;
•Restrictions on access to personal email accounts, cloud storage, social media, risk-based categories of websites and USB storage devices;
•Device and system access management policies and procedures that restrict access upon employee or contractor separation from the company; and
•Compliance attestations by Carlyle personnel on firm policies, such as Carlyle’s acceptable use policy, upon hire and annually.
In addition, Carlyle partners with third parties to assess the effectiveness of its cybersecurity program, which includes the Company. Third party assessments will include audits and assessments performed under the direction of Carlyle’s internal audit team, which co-sources with third-party cybersecurity experts in conducting its reviews. GTS also administers Carlyle’s cyber third-party risk management program, which assesses external service providers before onboarding and provides ongoing monitoring in accordance with certain risk-based cybersecurity criteria.
To our knowledge cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected us, including our business strategy, results of operations, or financial condition. The sophistication of cyber threats continues to increase and there can be no assurance that the various procedures and controls we utilize to mitigate these threats will be sufficient to prevent disruptions to our systems. Consequently, given that the magnitude of cybersecurity incidents or threats are difficult to predict, we are unable to determine at this time whether risks from cybersecurity threats are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. For an additional description of cybersecurity risk and potential related impacts on us, see Part I, Item 1A of this Form 10-K “Risk Factors—Risks Related to Our Business and Structure—Cybersecurity risks and cyber incidents may adversely affect our business or those of our portfolio companies by causing a disruption to our operations, a compromise or corruption of confidential information and/or damage to business relationships, or those of our portfolio companies, all of which could negatively impact our business, results of operations or financial condition.”
Risk Management Oversight and Governance
Our Board of Directors oversees our enterprise risk management strategy, including our strategy on cybersecurity risks, directly and through its committees. In this respect, the Audit Committee of the Board of Directors (the “Audit

Committee”) oversees our risk management program, which focuses on the most significant risks we face in the short-, intermediate-, and long-term timeframe. Audit Committee meetings include discussions of specific risk areas throughout the year, including, among others, those relating to cybersecurity, and reports from Carlyle on our enterprise risk profile on an annual basis. In addition, Carlyle’s Chief Information Security Officer (“CISO”) leads our cybersecurity program, chairs Carlyle’s Information Security Steering Committee (“ISSC”), and provides cybersecurity status reporting to our Audit Committee at least annually. The ISSC meets quarterly and ensures that cybersecurity initiatives are in alignment with Carlyle’s strategic priorities.
We take a risk-based approach to cybersecurity and have implemented cybersecurity policies, standards, processes, and practices throughout our operations that are designed to address cybersecurity threats, events, and incidents. In particular, our cybersecurity program supports security governance, security awareness and training, security engineering and architecture, security risk management, vulnerability management, security monitoring, and incident response capabilities. In addition, our incident response plan contains escalation and reporting protocols, including reporting to our disclosure committee to consider materiality of cybersecurity incidents. Policies and procedures are in place to assist the disclosure committee with these materiality assessments and any resulting reporting requirements.
Carlyle’s CISO, in coordination with our Chief Financial Officer, Chief Compliance Officer, and Principal Accounting Officer, among certain other senior executives of our Investment Adviser, is responsible for leading the assessment and management of cybersecurity risks. The current Carlyle CISO has over 30 years of experience in information security and is a Certified Information Systems Security Professional. As described above, Carlyle’s CISO leads our cybersecurity program, chairs Carlyle’s ISSC that is comprised of senior management and other sector representatives, and provides cybersecurity status reporting to our Audit Committee as necessary and at least annually.
Item 2. Properties
We maintain our principal executive office at One Vanderbilt Avenue, Suite 3400, New York, NY 10017. We do not own any real estate.
Item 3. Legal Proceedings
The Company may become party to certain lawsuits in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. The Company is not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against the Company. See also Note 12, Litigation, to the consolidated financial statements in Part II, Item 8 of this Form 10-K.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities (dollar amounts in thousands, except per share data)
Common Stock
Our common stock is traded on the Nasdaq Global Select Market under the symbol “CGBD.” Our common stock has historically traded at prices both above and below our NAV per share. It is not possible to predict whether our common stock will trade at, above or below NAV. See Part I, Item 1A of this Form 10-K “Risk Factors—Risks Related to an Investment in Our Common Stock, the 2028 Notes and Other Securities That We May Issue— Our shares of common stock have traded at a discount to NAV and may do so again, which could limit our ability to raise additional equity capital.”
On February 23, 2024, the last reported closing sales price of our common stock on the Nasdaq Global Select Market was $15.44 per share, which represented a discount of approximately 9.1% to the NAV per share reported by us as of December 31, 2023.
Holders
As of February 23, 2024, there were approximately 20 holders of record of our common stock (including Cede & Co.).
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
Stock Performance Graph
This graph depicts the stockholder return on our common stock from June 14, 2017 (the date our common stock commenced trading on the Nasdaq Global Select Market) to December 31, 2023 relative to that of the Standard & Poor’s BDC Index (the “S&P BDC Index”) and the Standard & Poor’s 500 Stock Index (the “S&P 500 Index”). This graph assumes that on June 14, 2017, $100 was invested in our common stock, the S&P BDC Index and the S&P 500 Index. The graph also assumes the reinvestment of all cash dividends prior to any tax effect.
The graph and other information furnished under this Part II, Item 5 of this Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
6/14/2017
8/31/2017
11/30/2017
2/28/2018
5/31/2018
8/31/2018
11/30/2018
2/28/2019
5/31/2019
8/31/2019
11/30/2019
2/29/2020
5/31/2020
8/31/2020
11/30/2020
2/28/2021
5/31/2021
8/31/2021
11/30/2021
2/28/2022
5/31/2022
8/31/2022
11/30/2022
2/28/2023
5/31/2023
8/31/2023
11/30/2023
CGBD
S&P BDC Index
S&P 500 Index

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information regarding purchases of our common stock made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the fourth quarter of 2023.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)(2)	Maximum (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2023 through October 31, 2023	—	$—	—	$42,263
November 1, 2023 through November 30, 2023	—	—	—	42,263
December 1, 2023 through December 31, 2023	—	—	—	42,263
Total	—		—
(1)On trade date basis.
(2)On November 2, 2023, the Company's Board of Directors approved the continuation of the Company's $200 million Stock Repurchase Program until November 5, 2024, or until the date the approved dollar amount has been used to repurchase shares. Pursuant to the program, the Company is authorized to repurchase up to $200 million in the aggregate of the Company’s outstanding stock in the open market and/or through privately negotiated transactions at prices not to exceed the Company’s net asset value per share as reported in its most recent financial statements, in accordance with the guidelines specified in Rule 10b-18 of the Exchange Act. The timing, manner, price and amount of any repurchases will be determined by the Company, in its discretion, based upon the evaluation of economic and market conditions, stock price, available cash, applicable legal and regulatory requirements and other factors, and may include purchases pursuant to Rule 10b5-1 of the Exchange Act. The program does not require the Company to repurchase any specific number of shares and there can be no assurance as to the amount of shares repurchased under the program. The program may be suspended, extended, modified or discontinued by the Company at any time, subject to applicable law. Pursuant to the authorization described above, the Company adopted a 10b5-1 plan (the “Company 10b5-1 Plan”). The Company 10b5-1 Plan provides that purchases will be conducted on the open market in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act and will otherwise be subject to applicable law, which may prohibit purchases under certain circumstances. The amount of purchases made under the Company 10b5-1 Plan or otherwise and how much will be purchased at any time is uncertain, dependent on prevailing market prices and trading volumes, all of which we cannot predict. The Company's Stock Repurchase Program was originally approved by the Company's Board of Directors on November 5, 2018 and announced on November 6, 2018.
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
Overview
Carlyle Secured Lending, Inc., a Maryland corporation, is a specialty finance company that is a closed-end, externally managed, non-diversified management investment company. We have elected to be regulated as a business development company (“BDC”) under the Investment Company Act and have operated our business as a BDC since we began our investment activities. For U.S. federal income tax purposes, we have elected to be treated as a registered investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (together with the rules and regulations promulgated thereunder, the “Code”). We were formed in February 2012, commenced investment operations in May 2013 and began trading on the Nasdaq Global Select Market, under the symbol “CGBD,” upon completion of our initial public offering in June 2017. Our principal executive offices are located at One Vanderbilt Avenue, Suite 3400, New York, New York 10017.
Our investment objective is to generate current income and, to a lesser extent, capital appreciation primarily through assembling a portfolio of secured debt investments in U.S. middle market companies. Our core investment strategy focuses on lending to U.S. middle market companies, which we define as companies with approximately $25 million to $100 million of earnings before interest, taxes, depreciation and amortization (“EBITDA”), supported by financial sponsors. This core strategy is opportunistically supplemented with differentiated and complementary lending and investing strategies, which take advantage of the broad capabilities of Carlyle's Global Credit platform while offering risk-diversifying portfolio benefits. We seek to achieve our investment objective primarily through direct origination of secured debt instruments, including first lien senior secured loans (which may include stand-alone first lien loans, first lien/last out loans and “unitranche” loans) and second lien senior secured loans (collectively, “Middle Market Senior Loans”), with a minority of our assets invested in higher yielding investments (which may include unsecured debt, subordinated debt and investments in equities and structured products). The Middle Market Senior Loans are generally made to private U.S. middle market companies that are, in many cases, controlled by private equity firms.
We are externally managed by our Investment Adviser, an investment adviser registered under the Investment Advisers Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”) and a subsidiary of Carlyle. We benefit from our Investment Adviser’s investment team of over 200 investment professionally with the deep knowledge and expertise across multiple asset classes who are supported by a team of finance, operations and administrative professionals currently employed by Carlyle Employee Co., a wholly owned subsidiary of Carlyle. In conducting our investment activities, we believe that we benefit from the significant scale, relationships and resources of Carlyle, including our Investment Adviser and its affiliates.
2023 Highlights
2023 Annual Results
•Net investment income, inclusive of the preferred dividend, was $106.5 million or $2.10 per common share. Dividends declared on common shares were $89.4 million, or $1.76 per share. Net investment income for the year ended December 31, 2023 included a $34.4 million increase in total investment income from the comparable period in 2022.
•The NAV per common share was $16.99 as of December 31, 2023 and $16.99 as of December 31, 2022, as the net investment income in excess of our dividends was offset by net losses on our portfolio.
Portfolio and Investment Activity
•As of December 31, 2023, we held 173 investments across 128 portfolio companies and 26 industries for a total fair value of $1.8 billion.
•During the year ended December 31, 2023, we had investment fundings of $242.6 million and investment repayments of $369.0 million.
Liquidity and Capital Activity
•We completed the issuance and sale of $85.0 million in aggregate principal amount of 8.20% notes due December 1, 2028, listed on the Nasdaq Global Select Market, under the trading symbol “CGBDL”.
•We closed $102.0 million in total upsize on our credit facility bringing total commitments to $790.0 million.
•Total liquidity as of December 31, 2023 was $420.1 million in cash and undrawn debt capacity.
Key Components of Our Results of Operations
As a BDC, we believe that the key components of our results of operations for our business are earnings per share, dividends declared, net investment income and net asset value per common share. For the three months ended December 31, 2023, we recorded basic earnings per common share of $0.57, declared a dividend of $0.44 per common share and earned $0.56 of net investment income per common share. For the year ended December 31, 2023, we recorded basic earnings per common share of $1.75, declared dividends of $1.76 per common share and earned $2.10 of net investment income per common share.
The following table sets forth the calculation of basic and diluted earnings per share (dollar amounts in thousands, except per share data):

	For the years ended December 31,
	2023		2022
	Basic	Diluted	Basic	Diluted
Net increase (decrease) in net assets resulting from operations attributable to Common Stockholders	$88,780	$92,280	$82,137	$85,637
Weighted-average common shares outstanding	50,817,659	56,311,555	52,112,420	57,482,099
Earnings per share	$1.75	$1.64	$1.58	$1.49

For the years ended December 31, 2023, 2022 and 2021, we declared dividends per common share of $1.76, $1.64 and $1.50, respectively. For the years ended December 31, 2023 and 2022, our NAV per share was $16.99 and $16.99, respectively.
Investment Income
We generate investment income primarily in the form of interest income on debt investments we hold. In addition, we generate income from dividends on direct equity investments, capital gains on the sales of loans and debt and equity securities and various loan origination and other fees. Our debt investments generally have a stated term of five to eight years and generally bear interest at a floating rate usually determined on the basis of a benchmark such as SOFR. Interest on these debt investments is generally paid quarterly. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. At times, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity reflects the proceeds of sales of securities. We may also generate investment income in the form of commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance and consulting fees.
Expenses
Our primary operating expenses include: (i) investment advisory fees, including base management fees and incentive fees, to our Investment Adviser pursuant to the Investment Advisory Agreement; (ii) debt service and other costs of borrowings or other financing arrangements; (iii) costs and other expenses and our allocable portion of overhead incurred by our Administrator in performing its administrative obligations under the Administration Agreement; and (iv) other operating expenses summarized below:

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
Net Investment Income
The following table summarizes our net investment income and net investment income per common share:

	For the years ended December 31,
	2023	2022
Total investment income	$241,626	$207,256
Total expenses (including excise tax expense)	131,655	103,214
Net investment income	$109,971	$104,042
Preferred stock dividend	3,500	3,500
Net investment income, net of the preferred stock dividend	$106,471	$100,542
Weighted-average common shares outstanding	50,817,659	52,112,420
Net investment income per common share	$2.10	$1.93
Portfolio and Investment Activity
Portfolio Overview
The following tables summarize certain characteristics of our investment portfolio as of December 31, 2023:

	First Lien Debt	Second Lien Debt	Equity Investments	Investment Funds	Total Investments
Count of investments	126	12	32	3	173
Investments, at amortized cost	$1,356,212	$191,657	$85,929	$271,097	$1,904,895
Investments, at fair value	$1,311,503	$188,175	$92,824	$249,379	$1,841,881
Percentage of total investments at fair value	71.3%	10.2%	5.0%	13.5%	100.0%

	Weighted Average Yields at
	Amortized Cost	Fair Value
First Lien Debt(1)	12.7%	12.9%
Second Lien Debt(1)	13.8%	14.0%
Total Debt and Income Producing Investments(1)(2)	12.7%	13.1%
(1)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of December 31, 2023. Weighted average yield at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount (“OID”) and market discount earned, divided by (b) total fair value included in such securities. Weighted average yield at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned, divided by (b) total amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above. Effective March 31, 2023, weighted average yields exclude investments placed on non-accrual status. Prior periods were conformed to the current presentation. Inclusive of all debt and income producing investments and investments on non-accrual status, the weighted average yield on amortized cost was 12.3% as of December 31, 2023.
(2)Weighted average yield for total investments includes Credit Fund and Credit Fund II, as well as income producing equity investments.
The geographical composition of investments at fair value as of December 31, 2023 were as follows:

As of
Geography—% of Fair Value	December 31, 2023
Australia	0.3%
Canada	2.8
Luxembourg	2.2
Sweden	0.0
United Kingdom	4.0
United States	90.7
Total	100.0%

The industry composition of investments at fair value as of December 31, 2023 were as follows:

As of
Industry—% of Fair Value	December 31, 2023
Aerospace & Defense	5.6%
Automotive	4.0
Beverage & Food	3.3
Business Services	5.9
Capital Equipment	2.5
Chemicals, Plastics & Rubber	3.7
Construction & Building	1.4
Consumer Goods: Durable	0.3
Consumer Goods: Non-Durable	0.4
Consumer Services	4.4
Containers, Packaging & Glass	2.2
Diversified Financial Services	5.0
Energy: Oil & Gas	0.7
Environmental Industries	2.2
Healthcare & Pharmaceuticals	11.6
High Tech Industries	7.5
Investment Funds	13.4
Leisure Products & Services	7.2
Media: Advertising, Printing & Publishing	2.4
Retail	1.6
Software	9.1
Sovereign & Public Finance	0.0
Telecommunications	4.0
Transportation: Cargo	0.5
Utilities: Electric	0.0
Wholesale	1.1
Total	100.0%

Our investment activity for the years ended December 31, 2023 and 2022 is presented below (information presented herein is at amortized cost unless otherwise indicated):

	For the years ended December 31,
	2023	2022
Investments:
Total investments, beginning of year	$2,049,975	$1,957,553
New investments purchased	231,476	660,786
Net accretion of discount on investments	8,435	9,990
Net realized gain (loss) on investments	(21,238)	965
Investments sold or repaid	(363,753)	(579,319)
Total Investments, end of year	$1,904,895	$2,049,975
Principal amount of investments funded:
First Lien Debt	$228,704	$702,881
Second Lien Debt	6,341	1,282
Equity Investments(1)	7,507	20,165
Total	$242,552	$724,328
Principal amount of investments sold or repaid:
First Lien Debt	$(267,667)	$(532,843)
Second Lien Debt	(86,433)	(72,825)
Equity Investments(1)	(14,901)	(6,177)
Total	$(369,001)	$(611,845)
Number of new funded debt investments(2)	24	46
Average amount of new funded debt investments	$5,816	$11,636
(1)Based on cost/proceeds of equity activity.
(2)For the years ended December 31, 2023 and 2022, 100.0% of new funded debt investments were at floating interest rates.
See the Consolidated Schedules of Investments as of December 31, 2023 and 2022 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for more information on these investments, including a list of companies and type and amount of investments.
Portfolio Credit
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
Our Investment Adviser monitors and, when appropriate, changes the risk ratings assigned to each debt investment in our portfolio. Our Investment Adviser reviews our investment ratings in connection with our quarterly valuation process. The below table summarizes the Internal Risk Ratings as of December 31, 2023 and 2022.

	December 31, 2023		December 31, 2022
	Fair Value	% of Fair Value	Fair Value	% of Fair Value
Internal Risk Rating 1	$30,282	2.0%	$30,660	1.9%
Internal Risk Rating 2	1,158,006	77.3	1,280,061	78.8
Internal Risk Rating 3	273,329	18.2	254,012	15.7
Internal Risk Rating 4	38,061	2.5	48,671	3.0
Internal Risk Rating 5	—	—	9,261	0.6
Total	$1,499,678	100.0%	$1,622,665	100.0%
As of December 31, 2023 and 2022, the weighted average Internal Risk Rating of our debt investment portfolio was 2.2. As of December 31, 2023 and 2022, four and three of our debt investments were assigned an Internal Risk Rating of 4-5, respectively.
The following table summarizes the fair value of our performing and non-accrual/non-performing investments as of December 31, 2023 and 2022:

	December 31, 2023			December 31, 2022
	Number of Investments	Fair Value	% of Fair Value	Number of Investments	Fair Value	% of Fair Value
Performing	169	$1,803,820	97.9%	170	$1,921,945	97.1%
Non-accrual(1)	4	38,061	2.1	3	57,932	2.9
Total	173	$1,841,881	100.0%	173	$1,979,877	100.0%
(1)For information regarding our non-accrual policy, see Note 2, Significant Accounting Policies, to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.
Portfolio Financing
Our primary sources of financing consist of Secured Debt, Unsecured Debt, and Securitizations, which are presented on the Consolidated Statements of Assets and Liabilities as Debt and secured borrowings. Refer to Note 8, Borrowings, to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information regarding our financing. The following table details those sources of financing:

	Outstanding Principal Balance, as of
	December 31, 2023	December 31, 2022
Secured Debt
Credit Facility	$260,356	$440,441
Unsecured Debt
2024 Notes	190,000	190,000
2028 Notes	85,000	—
Securitizations
2015-1R Notes	449,200	449,200
Total	$984,556	$1,079,641
Weighted average interest rate	6.95%	5.78%
Credit Facility
On March 21, 2014, we closed on a senior secured revolving credit facility (the “Credit Facility”), as amended from time to time. The maximum principal amount of the Credit Facility is $790,000, pursuant to the terms of the agreement, subject to availability under the Credit Facility, which is based on certain advance rates multiplied by the value of our portfolio investments (subject to certain concentration limitations) net of certain other indebtedness that we may incur in accordance with the terms of the Credit Facility. Proceeds of the Credit Facility may be used for general corporate purposes, including the funding of portfolio investments. Maximum capacity under the Credit Facility may be increased, subject to certain conditions, to $1,185,000 through the exercise by us of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Credit Facility includes a $50,000 limit for swingline loans and a $20,000 limit for letters of credit. Subject to certain exceptions, the Credit Facility is secured by a first lien security interest in substantially all of the portfolio investments held by us. The Credit Facility includes customary covenants, including certain financial covenants related to asset coverage, shareholders’ equity and liquidity, certain limitations on the incurrence of additional indebtedness and liens, and other maintenance covenants, as well as usual and customary events of default for senior secured revolving credit facilities of this nature.
The Credit Facility consisted of the following as of December 31, 2023 and 2022:

	Total Facility	Borrowings Outstanding	Unused Portion(1)	Amount Available(2)	Weighted Average Interest Rate
December 31, 2023	$790,000	$260,356	$529,644	$359,675	7.21%
December 31, 2022	$688,000	$440,441	$247,559	$247,902	6.04%
(1)The unused portion is the amount upon which commitment fees are based.
(2)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
Unsecured Debt
On December 30, 2019, we closed a private offering of $115.0 million in aggregate principal amount of 4.75% senior unsecured notes due December 31, 2024 and on December 11, 2020, we issued an additional $75.0 million aggregate principal amount of 4.50% senior unsecured notes due December 31, 2024 (together the “2024 Notes”). The interest rates of the 2024 Notes are subject to increase (up to an additional 1.00% over the stated rate of such notes) in the event, subject to certain exceptions, the 2024 Notes cease to have an investment grade rating. The 2024 Notes are general unsecured obligations of ours that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us.
On November 20, 2023, we completed a public offering of $85.0 million in aggregate principal of 8.20% senior unsecured notes due December 1, 2028 (the “2028 Notes” and together with the 2024 Notes, the “Senior Notes”). We may redeem the 2028 Notes in whole or in part at our option on our after December 1, 2025. The 2028 Notes are general unsecured obligations of ours that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us.

The following table details the carrying value of our 2024 Notes and 2028 Notes as of December 31, 2023 and 2022:

	As of December 31,
	2023	2022
2024 Notes	$190,000	$190,000
2028 Notes	85,000	—
Total principal amount	$275,000	$190,000
Less: unamortized debt issuance costs	(3,434)	(278)
Effective interest rate swap hedge	985	—
Total carrying value	$272,551	$189,722
Securitizations
On June 26, 2015, we completed the 2015-1 Debt Securitization, which was refinanced on August 30, 2018 (the “2015-1 Debt Securitization Refinancing”) by redeeming in full the previously issued securitized notes and issuing new notes (the “2015-1R Notes”). The 2015-1R Notes were issued by Carlyle Direct Lending CLO 2015-1R LLC (the “2015-1 Issuer”), a wholly owned and consolidated subsidiary of us. The 2015-1R Notes are secured by a diversified portfolio of the 2015-1 Issuer consisting primarily of first and second lien senior secured loans.
We received 100% of the $125,900 in nominal value of the non-interest bearing preferred interests issued by the 2015-1 Issuer (the “2015-1 Issuer Preferred Interests”) on the closing date of the 2015-1 Debt Securitization in exchange for the our contribution to the 2015-1 Issuer of the initial closing date loan portfolio. Following the 2015-1 Debt Securitization Refinancing, the 2015-1 Issuer Preferred Interests were reduced by approximately $21,375 to approximately $104,525.
On June 30, 2023, the 2015-1R Notes were amended to transition the benchmark rate to the Term SOFR Rate plus a Term SOFR adjustment (LIBOR prior to the amendment). The 2015-1R Notes reinvestment period ended October 15, 2023 and have a maturity date of October 15, 2031. In connection with the initial financing, we have made customary representations, warranties and covenants to the 2015-1 Issuer.
The following table details the 2015-1R Notes:

		As of December 31,
	Spread(1)	2023	2022
Aaa/AAA Class A-1-1-R Notes	+ 1.55%	$234,800	$234,800
Aaa/AAA Class A-1-2-R Notes	+ 1.78%	50,000	50,000
Aaa/AAA Class A-1-3-R Notes	4.56%	25,000	25,000
AA Class A-2-R Notes	+ 2.20%	66,000	66,000
A Class B Notes	+ 3.15%	46,400	46,400
BBB- Class C Notes	+ 4.00%	27,000	27,000
Total		$449,200	$449,200
(1)With the exception of the Aaa/AAA Class A-1-3-R Notes, the benchmark rate on the 2015-1R Notes is 3 month SOFR plus a Term SOFR adjustment as of December 31, 2023 and 3 month LIBOR as of December 31, 2022. The Aaa/AAA Class A-1-3-R Notes accrue interest at a fixed rate.
Middle Market Credit Fund, LLC (“Credit Fund”)
On February 29, 2016, we and Credit Partners USA LLC (“Credit Partners”) entered into an amended and restated limited liability company agreement, as amended from time to time, to co-manage Credit Fund, a Delaware limited liability company that is not consolidated in our consolidated financial statements. Credit Fund is managed by a six-member board of managers, on which we and Credit Partners each have equal representation. We and Credit Partners each have 50% economic ownership of Credit Fund and have commitments to fund, from time to time, capital of up to $250,000 each. Funding of such commitments generally requires the approval of the board of Credit Fund, including the board members appointed by us. By virtue of our respective membership interests, we and Credit Partners each indirectly bear an allocable share of all expenses and other obligations of Credit Fund.
Credit Fund primarily invests in first lien loans of middle market companies sourced primarily by us and our affiliates. Portfolio and investment decisions with respect to Credit Fund must be unanimously approved by a quorum of Credit Fund’s investment committee consisting of an equal number of representatives of us and Credit Partners. Therefore, although we own more than 25% of the voting securities of Credit Fund, we do not believe that we have control over Credit Fund (other than for purposes of the Investment Company Act). Middle Market Credit Fund SPV, LLC (“Credit Fund Sub”) and MMCF Warehouse II, LLC (“Credit Fund Warehouse II”), each a Delaware limited liability company are wholly owned subsidiaries of Credit Fund and are consolidated in Credit Fund’s consolidated financial statements.
Since inception of Credit Fund and through December 31, 2023, we and Credit Partners each made capital contributions of $1 in members’ equity and $216,000 in subordinated loans to Credit Fund. On May 25, 2021, we and Credit Partners each received an aggregate return of capital on the subordinated loans of $23,000. The cost and fair value of our investment in Credit Fund was $193,001 and $181,960, respectively, as of December 31, 2023 and $193,001 and $190,065, respectively, as of December 31, 2022.
Our portion of the dividends declared by Credit Fund was $22,000 and $20,500 for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, our annualized dividend yield from Credit Fund was 11.4%.
Below is a summary of Credit Fund’s portfolio as of December 31, 2023 and 2022:

	As of December 31,
	2023	2022
Senior secured loans(1)	$803,541	$955,605
Weighted average yields of senior secured loans based on amortized cost(2)	11.2%	10.0%
Weighted average yields of senior secured loans based on fair value(2)	11.6%	10.5%
Number of portfolio companies in Credit Fund	38	45
Average amount per portfolio company(1)	$21,146	$21,236
Number of loans on non-accrual status	3	—
Fair value of loans on non-accrual status	$13,263	$—
Percentage of portfolio at floating interest rates(3)(4)	100.0%	100.0%
Fair value of loans with PIK provisions	$36,481	$49,950
Percentage of portfolio with PIK provisions(4)	4.8%	5.5%
(1)At par/principal amount.
(2)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of December 31, 2023 and 2022. Weighted average yield on debt at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount (“OID”) and market discount earned, divided by (b) total fair value included in such securities. Weighted average yield on debt at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned, divided by (b) total amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above. Effective March 31, 2023, weighted average yields exclude investments placed on non-accrual status. Prior periods were conformed to the current presentation.
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
Credit Fund II primarily invests in senior secured loans of middle market companies. Credit Fund II's initial portfolio was funded in November 2020 with existing senior secured debt investments contributed by us and as part of the transaction, we determined that the contribution met the requirements under ASC 860, Transfers and Servicing. Credit Fund II is expected to make only limited new investments in senior secured loans of middle market companies. Portfolio and investment decisions with respect to Credit Fund II must be unanimously approved by a quorum of Credit Fund II’s board members consisting of at least one of our representatives and one of CCLF's representatives. Therefore, although we own more than 25% of the voting securities of Credit Fund II, we do not believe that we have control over Credit Fund II (other than for purposes of the Investment Company Act). Middle Market Credit Fund II SPV, LLC (“Credit Fund II Sub”), a Delaware limited liability company, is a wholly owned subsidiary of Credit Fund II and is consolidated in Credit Fund II’s consolidated financial statements.

Since inception of Credit Fund II and through December 31, 2023, we and CCLF made capital contributions of $78,096 and $12,709 in members’ equity, respectively, to Credit Fund II. The cost and fair value of our investment in Credit Fund II was $78,096 and $67,419, respectively, as of December 31, 2023 and $78,096 and $72,957, respectively, as of December 31, 2022. Our portion of the dividends declared by Credit Fund II was $11,105 and $10,348 for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, our annualized dividend yield from Credit Fund II was 14.2%.
Below is a summary of Credit Fund II’s portfolio as of December 31, 2023 and 2022:

	As of December 31,
	2023	2022
Senior secured loans(1)	$255,486	$253,310
Weighted average yields of senior secured loans based on amortized cost(2)	12.0%	11.1%
Weighted average yields of senior secured loans based on fair value(2)	12.2%	11.3%
Number of portfolio companies in Credit Fund II	36	35
Average amount per portfolio company(1)	$7,097	$7,237
Number of loans on non-accrual status	1	—
Fair value of loans on non-accrual status	$—	$—
Percentage of portfolio at floating interest rates(3)(4)	97.9%	97.9%
Percentage of portfolio at fixed interest rates(4)	2.1%	2.1%
Fair value of loans with PIK provisions	$20,117	$10,787
Percentage of portfolio with PIK provisions(4)	8.5%	4.4%
(1)At par/principal amount.
(2)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of December 31, 2023 and 2022. Weighted average yield on debt at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount (“OID”) and market discount earned, divided by (b) total fair value included in such securities. Weighted average yield on debt at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned, divided by (b) total amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above. Effective March 31, 2023, weighted average yields exclude investments placed on non-accrual status. Prior periods were conformed to the current presentation.
(3)Floating rate debt investments are generally subject to interest rate floors.
(4)Percentages based on fair value.

Consolidated Results of Operations
For the years ended December 31, 2023 and 2022
The following table sets forth information regarding our consolidated results of operations for the years ended December 31, 2023 and 2022. For information regarding results of operations for the year ended December 31, 2021, see the Company’s Form 10-K for the fiscal year ended December 31, 2021.

	Year Ended December 31,		2023 vs 2022
	2023	2022	$
Investment income:
Interest income	$183,028	$145,758	$37,270
PIK income	20,491	23,067	(2,576)
Dividend income	33,104	30,848	2,256
Other income	5,003	7,583	(2,580)
Total investment income	241,626	207,256	34,370
Expenses:
Base management fees	28,515	28,803	(288)
Incentive fees	22,622	21,414	1,208
Professional fees	2,688	3,059	(371)
Administrative service fees	1,280	1,636	(356)
Interest expense and credit facility fees	71,711	43,961	27,750
Directors’ fees and expenses	444	640	(196)
Other general and administrative	1,960	1,872	88
Excise tax expense	2,435	1,829	606
Total expenses	131,655	103,214	28,441
Net investment income (loss)	109,971	104,042	5,929
Net realized gain (loss) and net change in unrealized appreciation (depreciation):
Net realized gain (loss) on investments	(21,238)	965	(22,203)
Net realized currency gain (loss) on non-investment assets and liabilities	385	(442)	827
Net change in unrealized appreciation (depreciation) on investments	7,084	(25,597)	32,681
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	(3,922)	6,669	(10,591)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	(17,691)	(18,405)	714
Net increase (decrease) in net assets resulting from operations	$92,280	$85,637	$6,643
Investment Income
The increase in investment income for the year ended December 31, 2023 from the comparable period in 2022 was primarily driven by an increase in interest income from higher weighted average interest rates partially offset by a decrease in other income primarily due to lower underwriting, amendment and prepayment fees. As of December 31, 2023, the size of our portfolio decreased to $1,904,895 from $2,049,975 as of December 31, 2022 at amortized cost. As of December 31, 2023, the weighted average yield of our total debt and income producing assets increased to 12.7% from 11.8% as of December 31, 2022, on amortized cost, primarily due to higher benchmark interest rates.
Interest income and PIK income on our first and second lien debt investments are dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of December 31, 2023 and 2022, four and three of our debt investments, respectively, were on non-accrual status. Non-accrual investments had a fair value of $38,061 and $57,932, respectively, which represented approximately 2.1% and 2.9% of total investments at fair value, respectively, as of December 31, 2023 and 2022. The remaining first and second lien debt investments were performing and current on their interest payments as of December 31, 2023 and 2022.
The increase in dividend income for the year ended December 31, 2023 from the comparable period in 2022 was primarily driven by an increase in dividends declared by the investment funds as a result of higher net investment income earned by each investment fund.
The decrease in other income for the year ended December 31, 2023 from the comparable period in 2022 was primarily driven by lower underwriting, amendment and prepayment fees.

Expenses
The increase in interest expense and credit facility fees for the year ended December 31, 2023 compared to the comparable period in 2022 was primarily driven by higher benchmark interest rates.
The decrease in base management fees for the year ended December 31, 2023 from the comparable period in 2022 was driven by lower average fair value of investments during the year.
The increase in incentive fees for the year ended December 31, 2023 from the comparable period in 2022 was driven by higher pre-incentive fee net investment income.
For the years ended December 31, 2023 and 2022, there were no accrued capital gains incentive fees based upon the cumulative net realized and unrealized appreciation (depreciation) as of December 31, 2023 and 2022, respectively. The accrual for any capital gains incentive fee under accounting principles generally accepted in the United States (“U.S. GAAP”) in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. See Note 4, Related Party Transactions, to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for more information on our incentive and base management fees.
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
Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) on Investments
The amount of and number of investments with realized gain (loss) and change in appreciation (depreciation) for the years ended December 31, 2023 and 2022 were as follows:

	For the years ended December 31,
	2023	2022
Realized gain on investments	$1,843	$8,022
Number of investments with realized gains	14	20
Realized losses on investments	$(23,081)	$(7,057)
Number of investments with realized losses	15	13
Change in unrealized appreciation on investments	$72,261	$48,588
Number of investments with unrealized appreciation	126	43
Change in unrealized depreciation on investments	$(65,177)	$(74,185)
Number of investments with unrealized depreciation	68	144
Net change in unrealized appreciation in our investments for the year ended December 31, 2023 compared to the comparable period in 2022 was primarily driven by improving credit fundamentals in certain 4 and 5 risk rated investments as well as reversals of prior period unrealized losses on our investments in DermaRite Industries, LLC and PPT Management Holdings, LLC. The net change in unrealized depreciation for the year ended December 31, 2023 compared to the comparable period in 2022 was primarily driven by depreciation in the value of our investments in American Physician Partners, LLC.
Net change in unrealized appreciation (depreciation) is driven by changes in other inputs utilized under our valuation methodology, including, but not limited to, enterprise value multiples, borrower leverage multiples and borrower ratings, and the impact of exits.

For the three months ended December 31, 2023 and September 30, 2023
The following table sets forth information regarding our consolidated results of operations for the three month periods ending December 31, 2023 and September 30, 2023, respectively:

	Three Months Ended		Change
	December 31, 2023	September 30, 2023	$
Investment income:
Interest income	$45,886	$46,040	$(154)
PIK income	6,170	5,417	753
Dividend income	8,276	8,276	—
Other income	2,353	768	1,585
Total investment income	62,685	60,501	2,184
Expenses:
Base management fees	7,014	7,080	(66)
Incentive fees	6,027	5,530	497
Professional fees	792	684	108
Administrative service fees	414	369	45
Interest expense and credit facility fees	18,335	18,222	113
Directors’ fees and expenses	111	103	8
Other general and administrative	465	552	(87)
Excise tax expense	412	850	(438)
Total expenses	33,570	33,390	180
Net investment income (loss)	29,115	27,111	2,004
Net realized gain (loss) and net change in unrealized appreciation (depreciation):
Net realized gain (loss) on investments	210	(142)	352
Net realized currency gain (loss) on non-investment assets and liabilities	(13)	406	(419)
Net change in unrealized appreciation (depreciation) on investments	3,395	315	3,080
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	(3,114)	2,297	(5,411)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	478	2,876	(2,398)
Net increase (decrease) in net assets resulting from operations	$29,593	$29,987	$(394)
Investment Income
The increase in investment income for the three months ended December 31, 2023 as compared to the three months ended September 30, 2023 was primarily driven an increase in other income, including increased amendment and prepayment fees. As of December 31, 2023, the size of our portfolio decreased to $1,904,895 from $1,926,884 as of September 30, 2023, at amortized cost. As of December 31, 2023 and September 30, 2023, the weighted average yield of our total debt and income producing investments was 12.7% based on amortized cost.
Interest income and PIK income on our first and second lien debt investments are dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of December 31, 2023 and September 30, 2023, four of our debt investments were on non-accrual status. Non-accrual investments had a fair value of $38,061 and $36,600, respectively, which represented approximately 2.1% and 2.0% of total investments at fair value, respectively, as of December 31, 2023 and September 30, 2023. The remaining first and second lien debt investments were performing and current on their interest payments as of December 31, 2023 and September 30, 2023.
The increase in other income for the three months ended December 31, 2023 from the three months ended September 30, 2023 was primarily driven by higher amendment and prepayment fees.
Expenses
The increase in interest expense and credit facility fees for the three months ended December 31, 2023 from the three months ended September 30, 2023 was primarily driven by the issuance of the 2028 Notes during the three months ended December 31, 2023.

The increase in incentive fees was driven by higher pre-incentive fee net investment income for the three months ended December 31, 2023 compared to the three months ended September 30, 2023.
For the three months ended December 31, 2023 and three months ended September 30, 2023, there were no accrued capital gains incentive fees based upon the cumulative net realized and unrealized appreciation (depreciation) as of December 31, 2023 or September 30, 2023. The accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. See Note 4, Related Party Transactions, to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for more information on the incentive and base management fees.
Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation)
The amount of and number of investments with realized gain (loss) and change in appreciation (depreciation) for the three months ended December 31, 2023 and September 30, 2023 were as follows:

	Three Months Ended
	December 31, 2023	September 30, 2023
Realized gain on investments	$243	$153
Number of investments with realized gains	4	3
Realized losses on investments	$(33)	$(295)
Number of investments with realized losses	1	2
Change in unrealized appreciation on investments	$13,463	$18,458
Number of investments with unrealized appreciation	93	112
Change in unrealized depreciation on investments	$(10,068)	$(18,143)
Number of investments with unrealized depreciation	73	60
Net change in unrealized appreciation (depreciation) in our investments for the three months ended December 31, 2023 was primarily driven by improving credit fundamentals in certain 4 risk rated investments and positive impact of FX rates.
Net change in unrealized appreciation (depreciation) is driven by changes in other inputs utilized under our valuation methodology, including, but not limited to, enterprise value multiples, borrower leverage multiples and borrower ratings, and the impact of exits.
Financial Condition, Liquidity and Capital Resources
Capitalization
We have capitalized our business to date primarily through the issuance and sale of our common stock, asset-level financing, and the issuance of unsecured senior debt. As of December 31, 2023, we had $984,556 of outstanding consolidated indebtedness under the Credit Facility, the 2015-1R Notes and the Senior Notes as previously discussed within Portfolio and Investment Activity - Portfolio Financing. As of December 31, 2023, we had $420,122 of liquidity that can be used to satisfy our short-term cash requirements and working capital for our business. Refer to Note 8, Borrowings to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information regarding our financing.
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
The Preferred Stock is convertible, in whole or in part, at the option of the holder of the Preferred Stock into the number of shares of common stock equal to the Liquidation Preference plus any accumulated but unpaid dividends, divided by an initial conversion price of $9.50, subject to certain adjustments to prevent dilution as set forth in the Company's articles supplementary (the “Articles Supplementary”). The conversion price as of December 31, 2023 was $9.10. Effective as of May 5, 2023, the Company, with the approval of the Board of Directors, including a majority of the Independent Directors, has the option to redeem all of the Preferred Stock for cash consideration equal to the Liquidation Preference plus any accumulated but unpaid dividends. The holders of the Preferred Stock have the right to convert all or a portion of their shares of Preferred Stock prior to the date fixed for such redemption. Effective as of May 5, 2027, the holders of the Preferred Stock have the option to require the Company to redeem any or all of the then-outstanding Preferred Stock upon 90 days’ notice. The form of consideration used in any such redemption is at the option of the Board of Directors, including a majority of the Independent Directors, and may be cash consideration equal to the Liquidation Preference plus any accumulated but unpaid dividends, or shares of common stock. Holders also have the right to redeem the Preferred Stock upon a Change in Control (as defined in the Articles Supplementary).
The following table presents our certain capitalization ratios:

	December 31, 2023	December 31, 2022
Net Financial Leverage	1.02x	1.16x
Statutory Debt to Equity	1.19x	1.30x
Sources of Liquidity
Our primary sources of liquidity include cash and cash equivalents and available borrowings under our Credit Facility.

	December 31, 2023	December 31, 2022
Cash, cash equivalents and restricted cash	$60,447	$30,506
Available borrowings under Credit Facility	359,675	247,902
Total Liquidity	$420,122	$278,408
We generate cash from the net proceeds of offerings of our common stock and through cash flows from operations, including investment sales and repayments as well as income earned on investments and cash equivalents. We may also fund a portion of our investments through borrowings under the Credit Facility, the issuance of debt, and through securitization of a portion of our existing investments. The primary use of existing funds and any funds raised in the future is expected to be for investments in portfolio companies, repayment of indebtedness, cash distributions to our stockholders, repurchases of our common stock and for other general corporate purposes. We believe our current cash position, available capacity on our Credit Facility, which is well in excess of our unfunded commitments, and net cash provided by operating activities will provide us with sufficient resources to meet our obligations and continue to support our investment objectives, including reserving for the capital needs which may arise at our portfolio companies.
Liquidity Needs
Our primary liquidity needs include our funding of new and existing portfolio investments, payment of operating expenses and interest and principal payments under the Credit Facility. From time to time, we may also repurchase our outstanding debt or shares of our common stock.
Contractual Obligations and Contingencies
In the ordinary course of our business, we enter into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in these consolidated financial statements as of December 31, 2023 and December 31, 2022 in Part II, Item 8 of this Form 10-K for any such exposure.
We have in the past, currently are and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments. We had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of December 31, 2023 and December 31, 2022:

	Par / Principal Amount as of December 31,
	2023	2022
Unfunded delayed draw commitments	$68,017	$83,743
Unfunded revolving commitments	66,392	74,463
Total unfunded commitments	$134,409	$158,206
Pursuant to an undertaking by us in connection with the 2015-1 Debt Securitization, we agreed to hold on an ongoing basis the 2015-1 Issuer Preferred Interests with an aggregate dollar purchase price at least equal to 5% of the aggregate outstanding amount of all collateral obligations by the 2015-1 Issuer for so long as any securities of the 2015-1 Issuer remains outstanding. As of December 31, 2023 and December 31, 2022, we were in compliance with this undertaking.

Cash Flows
The following table details the net change in our cash and cash equivalents:

	For the years ended December 31,
	2023	2022
Cash flows provided by (used in) operating activities	$230,609	$14,512
Cash flows provided by (used in) financing activities	(200,668)	(77,080)
Net increase (decrease) in cash, cash equivalents and restricted cash	$29,941	$(62,568)
During the year ended December 31, 2023, we paid $207,198 related to cost of investments purchased and received $361,576 in repayments on our investments. During the year ended December 31, 2023, we had net repayments of $183,616 on the Credit Facility and $82,323 of proceeds from the issuance of the 2028 Notes, net of underwriter discounts and commissions.
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
On April 9, 2018 and June 6, 2018, the Board of Directors, including a “required majority” (as such term is defined in Section 57(o) of the Investment Company Act), and the stockholders of the Company, respectively, approved the application to the Company of the 150% minimum asset coverage ratio set forth in Section 61(a)(2) of the Investment Company Act, as amended. As a result, the minimum asset coverage ratio applicable to the Company was reduced from 200% to 150%, effective as of June 7, 2018.
As of December 31, 2023 and 2022, the Company had total senior securities of $1,034,556 and $1,129,641, respectively, consisting of secured borrowings under the Credit Facility, the Senior Notes, the 2015-1R Notes and the Preferred Stock, and had asset coverage ratios of 183.4% and 176.8%, respectively. For a discussion of the principal risk factors associated with these senior securities, see Part I, Item 1A of this Form 10‑K. For purposes of the asset coverage ratio, the Preferred Stock is classified as a senior security.
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

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of December 31, 2023 and 2022.
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
For further information on the fair value measurements, including the fair value hierarchies, our framework for determining fair value, and the composition of our portfolio, see Note 3, Fair Value Measurements to the consolidated financial statements in Part II, Item 8 of this Form 10-K.
Investments
Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment at the time of exit using the specific identification method without regard to unrealized appreciation or depreciation previously recognized, and includes investments written off during the period, net of recoveries. Net change in unrealized appreciation or depreciation on investments as presented in the Consolidated Statements of Operations in Part II, Item 8 of this Form 10-K reflects the net change in the fair value of investments, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.
Revenue Recognition - Non-Accrual Income
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
Interest Rate Risk
As of December 31, 2023, on a fair value basis, approximately 1.2% of our debt investments bear interest at a fixed rate and approximately 98.8% of our debt investments bear interest at a floating rate, which primarily are subject to interest rate floors. The Credit Facility is also subject to floating interest rates and is primarily paid based on floating SOFR rates. The 2028 Notes, which bear a fixed rate, are hedged by entering into fixed to floating interest rate swaps, in order to align the interest rates of our liabilities in our investment portfolio
Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our income in the future.
The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. These hypothetical interest income calculations are based on a model of the settled debt investments in our portfolio, excluding structured finance obligations and our investments in Credit Fund and Credit Fund II, held as of December 31, 2023 and 2022, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. Interest expense is calculated based on outstanding secured borrowings and notes payable as of December 31, 2023 and 2022 and based on the terms of our Credit Facility and notes payable. Interest expense on our Credit Facility and notes payable is calculated using the stated interest rate as of December 31, 2023 and 2022, adjusted for the hypothetical changes in rates, as shown below. We intend to continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may significantly impact our net interest income.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

Based on our Consolidated Statements of Assets and Liabilities as of December 31, 2023 and 2022, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled debt investments (considering interest rate floors for variable rate instruments), excluding our investments in Credit Fund and Credit Fund II, and outstanding secured borrowings and notes payable assuming no changes in our investment and borrowing structure:

	As of December 31, 2023			As of December 31, 2022
Basis Point Change	Interest Income	Interest Expense	Net Investment Income	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$44,769	$(23,087)	$21,682	$48,535	$(25,939)	$22,596
Up 200 basis points	$29,846	$(15,391)	$14,455	$32,357	$(17,293)	$15,064
Up 100 basis points	$14,923	$(7,696)	$7,227	$16,178	$(8,646)	$7,532
Down 100 basis points	$(14,923)	$7,696	$(7,227)	$(16,178)	$8,646	$(7,532)
Down 200 basis points	$(29,846)	$15,391	$(14,455)	$(32,249)	$17,287	$(14,962)
Down 300 basis points	$(44,740)	$23,087	$(21,653)	$(48,089)	$25,744	$(22,345)

Item 8. Financial Statements and Supplementary Data
CARLYLE SECURED LENDING, INC.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Carlyle Secured Lending, Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Carlyle Secured Lending, Inc. (the “Company”), including the consolidated schedules of investments, as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations, changes in its net assets, and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2024 expressed an unqualified opinion thereon.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2023 and 2022, by correspondence with the custodian, debt agents, and the underlying investees; when replies were not received from the debt agents and the underlying investees, we performed other auditing procedures.

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

Valuation of investments using significant unobservable inputs
Description of the Matter	At December 31, 2023, the fair value of the Company's investments categorized in Level III of the fair value hierarchy (Level III investments) totaled $1.774 billion. As discussed in Note 3 to the consolidated financial statements (Note 3), management determined the fair value of the Company’s Level III investments by using valuation techniques such as comparable public market valuations, comparable precedent transaction valuations and/or discounted cash flow analyses and using inputs which were significant to the valuation of these investments, such as observable market inputs, updated credit statistics, and significant unobservable inputs (significant inputs). The significant unobservable inputs used to determine fair value required significant management judgment or estimation and, as disclosed in Note 3, included discount rates, comparable multiples, recovery rates, default rates, and indicative quotes.

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
February 26, 2024

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Carlyle Secured Lending, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Carlyle Secured Lending, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Carlyle Secured Lending, Inc. (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of assets and liabilities of the Company, including the consolidated schedules of investments, as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 26, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Tysons, VA
February 26, 2024

CARLYLE SECURED LENDING, INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollar amounts in thousands, except per share data)

	December 31, 2023	December 31, 2022
ASSETS
Investments, at fair value
Investments—non-controlled/non-affiliated, at fair value (amortized cost of $1,586,761 and $1,734,252, respectively)	$1,539,120	$1,671,488
Investments—non-controlled/affiliated, at fair value (amortized cost of $47,037 and $44,626, respectively)	53,382	45,367
Investments—controlled/affiliated, at fair value (amortized cost of $271,097 and $271,097, respectively)	249,379	263,022
Total investments, at fair value (amortized cost of $1,904,895 and $2,049,975, respectively)	1,841,881	1,979,877
Cash, cash equivalents and restricted cash	60,447	30,506
Receivable for investments sold	36	1,528
Interest and dividend receivable	33,725	24,023
Prepaid expenses and other assets	6,489	5,763
Total assets	$1,942,578	$2,041,697
LIABILITIES
Debt and secured borrowings (Note 8)	$980,183	$1,077,192
Payable for investments purchased	—	287
Interest and credit facility fees payable (Note 8)	8,591	6,749
Dividend payable (Note 10)	22,321	22,446
Base management and incentive fees payable (Note 4)	13,067	12,681
Administrative service fees payable (Note 4)	2,991	1,711
Other accrued expenses and liabilities	2,613	3,208
Total liabilities	1,029,766	1,124,274
Commitments and contingencies (Notes 9 and 12)
NET ASSETS
Cumulative convertible preferred stock, $0.01 par value; 2,000,000 shares issued and outstanding as of December 31, 2023 and December 31, 2022	50,000	50,000
Common stock, $0.01 par value; 198,000,000 shares authorized; 50,794,941 and 51,060,136 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	508	511
Paid-in capital in excess of par value	1,015,681	1,022,224
Offering costs	(1,633)	(1,633)
Total distributable earnings (loss)	(151,744)	(153,679)
Total net assets	$912,812	$917,423
NET ASSETS PER COMMON SHARE	$16.99	$16.99
The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE SECURED LENDING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollar amounts in thousands, except per share data)

	For the years ended December 31,
	2023	2022	2021
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$177,315	$138,598	$125,074
PIK income	19,819	16,258	9,346
Other income	4,995	7,302	6,366
Total investment income from non-controlled/non-affiliated investments	202,129	162,158	140,786
From non-controlled/affiliated investments:
Interest income	5,713	3,287	173
PIK income	672	6,809	—
Other income	8	9	10
Total investment income from non-controlled/affiliated investments	6,393	10,105	183
From controlled/affiliated investments:
Interest income	—	3,873	185
Dividend income	33,104	30,848	30,063
Other income	—	272	21
Total investment income from controlled/affiliated investments	33,104	34,993	30,269
Total investment income	241,626	207,256	171,238
Expenses:
Base management fees (Note 4)	28,515	28,803	28,343
Incentive fees (Note 4)	22,622	21,414	17,680
Professional fees	2,688	3,059	3,165
Administrative service fees (Note 4)	1,280	1,636	1,338
Interest expense and credit facility fees (Note 8)	71,711	43,961	30,753
Directors’ fees and expenses	444	640	561
Other general and administrative	1,960	1,872	1,765
Total expenses	129,220	101,385	83,605
Net investment income (loss) before taxes	112,406	105,871	87,633
Excise tax expense	2,435	1,829	782
Net investment income (loss)	109,971	104,042	86,851
Net realized gain (loss) and net change in unrealized appreciation (depreciation):
Net realized gain (loss) on investments:
Non-controlled/non-affiliated investments	(21,426)	(1,050)	19,035
Non-controlled/affiliated investments	—	—	3
Controlled/affiliated investments	188	2,015	—
Net realized currency gain (loss) on non-investment assets and liabilities	385	(442)	(177)
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliated investments	15,123	(39,431)	41,541
Non-controlled/affiliated investments	5,604	8,918	3,215
Controlled/affiliated investments	(13,643)	4,916	7,925
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	(3,922)	6,669	1,960
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	(17,691)	(18,405)	73,502
Net increase (decrease) in net assets resulting from operations	92,280	85,637	160,353
Preferred stock dividend	3,500	3,500	3,500
Net increase in net assets resulting from operations attributable to Common Stockholders	$88,780	$82,137	$156,853
Basic and diluted earnings per common share (Note 10)
Basic	$1.75	$1.58	$2.89
Diluted	$1.64	$1.49	$2.69
Weighted-average shares of common stock outstanding (Note 10)

	For the years ended December 31,
	2023	2022	2021
Basic	50,817,659	52,112,420	54,244,432
Diluted	56,311,555	57,482,099	59,531,683
The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE SECURED LENDING, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollar amounts in thousands)

	For the years ended December 31,
	2023	2022	2021
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$109,971	$104,042	$86,851
Net realized gain (loss) on investments and non-investment assets and liabilities	(20,853)	523	18,861
Net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	3,162	(18,928)	54,641
Net increase (decrease) in net assets resulting from operations	92,280	85,637	160,353
Capital transactions:
Repurchase of common stock	(3,993)	(28,457)	(28,439)
Dividends declared on preferred and common stock (Note 10)	(92,898)	(88,561)	(84,473)
Net increase (decrease) in net assets resulting from capital transactions	(96,891)	(117,018)	(112,912)
Net increase (decrease) in net assets	(4,611)	(31,381)	47,441
Net assets at beginning of year	917,423	948,804	901,363
Net assets at end of year	$912,812	$917,423	$948,804
The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE SECURED LENDING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollar amounts in thousands)

	For the years ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$92,280	$85,637	$160,353
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	1,290	1,378	1,342
Net accretion of discount on investments	(8,435)	(9,990)	(9,383)
Paid-in-kind interest	(20,902)	(26,019)	(9,178)
Net realized (gain) loss on investments	21,238	(965)	(19,038)
Net realized currency (gain) loss on non-investment assets and liabilities	(385)	442	177
Net change in unrealized (appreciation) depreciation on investments	(7,084)	25,597	(52,681)
Net change in unrealized currency (gain) loss on non-investment assets and liabilities	3,922	(6,669)	(1,960)
Net unrealized gain (loss) on derivative instruments	985	—	—
Cost of investments purchased and change in payable for investments purchased	(207,198)	(635,278)	(842,981)
Proceeds from sales and repayments of investments and change in receivable for investments sold	361,576	578,321	849,039
Changes in operating assets:
Interest and dividend receivable	(9,702)	(3,879)	(461)
Prepaid expenses and other assets	111	(916)	(668)
Changes in operating liabilities:
Interest and credit facility fees payable	1,842	4,282	28
Base management and incentive fees payable	386	862	270
Administrative service fees payable	1,280	1,229	397
Other accrued expenses and liabilities	(595)	480	175
Net cash provided by (used in) operating activities	230,609	14,512	75,431
Cash flows from financing activities:
Repurchase of common stock	(3,993)	(28,457)	(28,439)
Borrowings on Credit Facility	166,792	372,246	419,205
Repayments of Credit Facility	(350,408)	(332,758)	(357,500)
Proceeds from issuance of 2028 Notes	85,000	—	—
Debt issuance costs paid	(5,036)	(1,291)	(382)
Dividends paid in cash	(93,023)	(86,820)	(83,660)
Net cash provided by (used in) financing activities	(200,668)	(77,080)	(50,776)
Net increase (decrease) in cash, cash equivalents and restricted cash	29,941	(62,568)	24,655
Cash, cash equivalents and restricted cash, beginning of year	30,506	93,074	68,419
Cash, cash equivalents and restricted cash, end of year	$60,447	$30,506	$93,074
Supplemental disclosures:
Interest and credit facility fees paid during the year	$68,357	$38,483	$29,355
Taxes, including excise tax, paid during year	$1,839	$774	$641
Dividends declared on preferred and common stock during the year	$92,898	$88,561	$84,473
The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (68.6% of fair value)
ADPD Holdings, LLC	^*	(2)(3)(11)(15)	Consumer Services	SOFR	6.00%	11.68%	8/16/2022	8/15/2028	$10,119	$9,898	$8,837	0.97%
Advanced Web Technologies Holding Company	^*	(2)(3)(11)(15)	Containers, Packaging & Glass	SOFR	6.25%	11.76%	12/17/2020	12/17/2026	9,090	8,979	9,129	1.00
Advanced Web Technologies Holding Company	^	(2)(3)(11)	Containers, Packaging & Glass	SOFR	6.75%	12.26%	6/2/2023	12/17/2026	641	625	652	0.07
Advanced Web Technologies Holding Company	^*	(2)(3)(11)	Containers, Packaging & Glass	SOFR	6.50%	12.01%	12/16/2021	12/17/2026	1,593	1,573	1,609	0.18
AI Grace AUS Bidco Pty LTD (Australia)	^	(2)(3)(7)	Consumer Goods: Non-Durable	SOFR	6.50%	11.85%	12/5/2023	12/5/2029	2,286	2,218	2,217	0.24
Allied Benefit Systems Intermediate LLC	^	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	5.25%	10.63%	10/31/2023	10/31/2030	—	(23)	(24)	0.00
Alpine Acquisition Corp II	^*	(2)(3)(11)(15)	Transportation: Cargo	SOFR	6.00%	11.46%	4/19/2022	11/30/2026	9,614	9,430	9,128	1.00
American Physician Partners, LLC	^	(2)(3)(8)(11)(12)	Healthcare & Pharmaceuticals	SOFR	10.25% (100% PIK)	15.71%	12/16/2022	6/30/2023	3,472	3,082	—	—
American Physician Partners, LLC	^*	(2)(3)(8)(11)(12)	Healthcare & Pharmaceuticals	SOFR	10.25% (100% PIK)	15.71%	1/7/2019	8/5/2022	35,148	30,117	—	—
Apex Companies Holdings, LLC	^*	(2)(3)(15)	Environmental Industries	SOFR	6.25%	11.63%	1/31/2023	1/31/2028	10,015	9,727	10,040	1.10
Applied Technical Services, LLC	^	(2)(3)(11)	Business Services	SOFR	6.00%	11.43%	9/18/2023	12/29/2026	480	470	484	0.05
Applied Technical Services, LLC	^	(2)(3)(11)(15)	Business Services	SOFR	5.75%	11.11%	12/29/2020	12/29/2026	542	536	542	0.06
Appriss Health, LLC	^	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	6.75%	12.32%	5/6/2021	5/6/2027	36,554	36,062	36,359	3.97
Ascend Buyer, LLC	^*	(2)(3)(11)(15)	Containers, Packaging & Glass	SOFR	6.40%	11.91%	9/30/2021	9/30/2028	3,814	3,748	3,697	0.41
Associations, Inc.	^	(2)(3)(11)(15)	Construction & Building	SOFR	4.00%, 2.50% PIK	12.16%	7/2/2021	7/2/2027	13,440	13,357	13,386	1.47
Atlas AU Bidco Pty Ltd (Australia)	^	(2)(3)(7)(15)	High Tech Industries	SOFR	7.25%	12.58%	12/15/2022	12/12/2029	2,890	2,805	2,922	0.32
Atlas US Finco, Inc.	^	(2)(3)	High Tech Industries	SOFR	6.75%	12.40%	12/18/2023	12/10/2029	1,338	1,311	1,311	0.14
Aurora Lux FinCo S.Á.R.L. (Luxembourg)	^*	(2)(3)(7)(11)	Software	SOFR	3.00%, 4.00% PIK	12.45%	12/24/2019	12/24/2026	32,309	31,911	31,010	3.40
Avalara, Inc.	^	(2)(3)(15)	Diversified Financial Services	SOFR	7.25%	12.60%	10/19/2022	10/19/2028	22,500	21,977	22,872	2.51
Barnes & Noble, Inc.	^	(2)(3)(10)(11)	Retail	SOFR	8.81%	14.27%	8/7/2019	12/20/2026	26,402	25,807	26,253	2.87
Bayside OPCP, LLC	^	(2)(3)(11)	Healthcare & Pharmaceuticals	SOFR	7.25% (100% PIK)	12.77%	5/31/2023	5/31/2026	4,785	4,785	4,785	0.52
Bayside OPCP, LLC	^	(2)(3)(11)	Healthcare & Pharmaceuticals	SOFR	7.25% (100% PIK)	12.75%	5/31/2023	5/31/2026	13,527	13,527	13,527	1.48
Bayside OPCP, LLC	^	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	7.00% (100% PIK)	12.33%	5/31/2023	5/31/2026	—	—	—	—

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
BlueCat Networks, Inc. (Canada)	^	(2)(3)(7)(15)	High Tech Industries	SOFR	4.00%, 2.00% PIK	11.39%	8/8/2022	8/8/2028	$3,692	$3,632	$3,609	0.40%
BMS Holdings III Corp.	^	(2)(3)(11)	Construction & Building	SOFR	5.50%	10.97%	9/30/2019	9/30/2026	4,784	4,729	4,675	0.51
Bradyifs Holdings, LLC	^	(2)(3)(15)	Wholesale	SOFR	6.00%	11.38%	10/31/2023	10/31/2029	8,595	8,399	8,396	0.92
CD&R Madison Parent Ltd (United Kingdom)	^	(2)(7)	Business Services	EURIBOR	5.75%, 2.00% PIK	11.71%	2/27/2023	2/27/2030	€609	627	682	0.07
CD&R Madison Parent Ltd (United Kingdom)	^	(2)(7)(15)	Business Services	SONIA	6.25%, 2.00% PIK	13.44%	2/27/2023	2/27/2030	£1,292	1,508	1,676	0.18
Celerion Buyer, Inc.	^*	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	6.50%	11.93%	11/3/2022	11/3/2029	3,120	3,036	3,159	0.35
Chartis Holding, LLC	^*	(2)(3)(11)(15)	Business Services	SOFR	5.00%	10.52%	5/1/2019	5/1/2025	797	793	795	0.09
Chemical Computing Group ULC (Canada)	^*	(2)(3)(7)(11)(15)	Software	SOFR	4.50%	9.86%	8/30/2018	8/30/2024	385	385	383	0.04
CircusTrix Holdings, LLC	^*	(2)(3)(15)	Leisure Products & Services	SOFR	6.75%	12.11%	7/18/2023	7/14/2028	12,549	12,202	12,585	1.38
Comar Holding Company, LLC	^*	(2)(3)(11)	Containers, Packaging & Glass	SOFR	2.00%, 4.75% PIK	12.28%	6/18/2018	6/18/2026	29,291	29,233	25,198	2.76
CoreWeave Compute Acquisition Co. II, LLC	^	(2)(3)(15)	High Tech Industries	SOFR	8.75%	14.13%	7/30/2023	7/30/2028	1,212	1,179	1,176	0.13
Cority Software Inc. (Canada)	^*	(2)(3)(7)(15)	Software	SOFR	5.00%	10.39%	7/2/2019	7/2/2026	10,302	10,201	10,257	1.12
Cority Software Inc. (Canada)	^	(2)(3)(7)	Software	SOFR	7.00%	12.39%	9/3/2020	7/2/2026	547	539	546	0.06
Coupa Holdings, LLC	^	(2)(3)(15)	Software	SOFR	7.50%	12.86%	2/27/2023	2/28/2030	8,638	8,410	8,838	0.97
CPI Intermediate Holdings, Inc.	^*	(2)(3)(15)	Telecommunications	SOFR	5.50%	10.87%	10/6/2022	10/6/2029	3,843	3,772	3,803	0.42
CST Holding Company	^*	(2)(3)(11)(15)	Consumer Goods: Non-Durable	SOFR	6.50%	11.86%	11/1/2022	11/1/2028	4,981	4,844	5,027	0.55
DCA Investment Holding LLC	^*	(2)(3)	Healthcare & Pharmaceuticals	SOFR	6.41%	11.75%	3/11/2021	4/3/2028	14,301	14,177	14,071	1.54
Denali Midco 2, LLC	^*	(2)(3)(11)(15)	Consumer Services	SOFR	6.50%	11.96%	9/15/2022	12/22/2027	9,023	8,785	9,023	0.99
Dermatology Associates	^	(2)(3)(11)	Healthcare & Pharmaceuticals	SOFR	6.25% (100% PIK)	11.75%	5/31/2016	1/15/2024	30,871	30,871	30,835	3.37
Dermatology Associates	^	(2)(3)(8)(10)	Healthcare & Pharmaceuticals	SOFR	11.31% (100% PIK)	16.81%	5/31/2016	1/15/2024	49,028	24,963	34,990	3.82
Diligent Corporation	^	(2)(3)(11)(15)	Telecommunications	SOFR	6.25%	11.78%	8/4/2020	8/4/2025	663	656	659	0.07
Dwyer Instruments, Inc.	^*	(2)(3)(11)(15)	Capital Equipment	SOFR	5.75%	11.20%	7/21/2021	7/21/2027	3,791	3,731	3,791	0.42
Eliassen Group, LLC	^*	(2)(3)(15)	Business Services	SOFR	5.50%	10.85%	4/14/2022	4/14/2028	2,206	2,151	2,145	0.23
Ellkay, LLC	^*	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	6.00%	11.28%	9/14/2021	9/14/2027	13,964	13,754	11,809	1.29
Emergency Communications Network, LLC	^*	(2)(3)	Telecommunications	SOFR	2.50%, 6.25% PIK	14.13%	6/1/2017	6/1/2024	28,060	28,047	23,896	2.62
EPS Nass Parent, Inc.	^	(2)(3)(11)(15)	Utilities: Electric	SOFR	5.75%	11.25%	4/19/2021	4/19/2028	933	920	902	0.10

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
EvolveIP, LLC	^*	(2)(3)(11)	Telecommunications	SOFR	5.50%	11.19%	11/26/2019	6/7/2025	$6,154	$6,153	$5,901	0.65%
Excel Fitness Holdings, Inc.	^*	(2)(3)(11)(15)	Leisure Products & Services	SOFR	5.25%	10.75%	4/29/2022	4/29/2029	6,157	6,043	6,061	0.66
Excelitas Technologies Corp.	^	(2)(3)(11)(15)	Capital Equipment	SOFR	5.75%	11.23%	8/12/2022	8/12/2029	3,287	3,229	3,238	0.35
Excelitas Technologies Corp.	^	(2)	Capital Equipment	EURIBOR	5.75%	9.74%	8/12/2022	8/12/2029	€1,263	1,274	1,376	0.15
FPG Intermediate Holdco, LLC	^	(2)(3)(11)(15)	Consumer Services	SOFR	6.75%	12.29%	8/5/2022	3/5/2027	359	298	321	0.04
Greenhouse Software, Inc.	^	(2)(3)(15)	Software	SOFR	7.00%	12.35%	3/1/2021	9/1/2028	32,796	32,162	32,593	3.57
Guidehouse LLP	^	(2)(3)	Sovereign & Public Finance	SOFR	3.75%, 2.00% PIK	11.11%	9/30/2022	12/16/2030	79	78	79	0.01
Hadrian Acquisition Limited (United Kingdom)	^	(2)(3)(7)(10)	Diversified Financial Services	SONIA	5.25%, 3.43% PIK	13.87%	2/28/2022	2/28/2029	£15,187	19,798	19,261	2.11
Hadrian Acquisition Limited (United Kingdom)	^	(2)(3)(7)(15)	Diversified Financial Services	SONIA	5.00%, 2.75% PIK	12.94%	2/28/2022	2/28/2029	£3,928	4,552	4,952	0.54
Harbour Benefit Holdings, Inc.	^*	(2)(3)(11)(15)	Business Services	SOFR	5.00%	10.51%	12/13/2017	12/13/2024	2,951	2,939	2,905	0.32
Heartland Home Services, Inc.	^*	(2)(3)(11)	Consumer Services	SOFR	5.75%	11.11%	2/10/2022	12/15/2026	10,223	10,158	9,766	1.07
Heartland Home Services, Inc.	^*	(2)(3)(11)(15)	Consumer Services	SOFR	6.00%	11.36%	12/15/2020	12/15/2026	7,116	7,068	6,818	0.75
Hercules Borrower LLC	^*	(2)(3)(11)(15)	Environmental Industries	SOFR	6.25%	11.70%	12/14/2020	12/14/2026	18,081	17,770	18,081	1.98
Hoosier Intermediate, LLC	^*	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	5.00%	10.53%	11/15/2021	11/15/2028	9,809	9,629	9,415	1.03
HS Spa Holdings Inc.	^	(2)(3)(15)	Consumer Services	SOFR	5.75%	11.12%	6/2/2022	6/2/2029	94	76	95	0.01
iCIMS, Inc.	^	(2)(3)(15)	Software	SOFR	7.25%	12.62%	8/18/2022	8/18/2028	26,975	26,596	26,953	2.95
Infront Luxembourg Finance S.À R.L. (Luxembourg)	^	(2)(7)	Leisure Products & Services	EURIBOR	9.00%	12.96%	5/28/2021	5/28/2027	€8,250	9,844	9,085	1.00
Integrity Marketing Acquisition, LLC	^	(2)(3)(11)	Diversified Financial Services	SOFR	6.02%	11.51%	12/3/2021	8/27/2026	425	422	419	0.05
IQN Holding Corp.	^	(2)(3)(15)	Business Services	SOFR	5.25%	10.64%	5/2/2022	5/2/2029	6,905	6,843	6,936	0.76
iRobot Corporation	^	(2)(3)(11)	Consumer Goods: Durable	SOFR	6.50%, 2.50% PIK	14.42%	7/25/2023	7/31/2026	4,939	4,939	5,125	0.56
Jeg's Automotive, LLC	^*	(2)(3)(11)	Automotive	SOFR	6.00%	11.46%	12/22/2021	12/22/2027	20,487	20,192	17,623	1.93
Kaseya, Inc.	^	(2)(3)(15)	High Tech Industries	SOFR	3.50%, 2.50% PIK	11.38%	6/23/2022	6/23/2029	36,346	35,706	36,352	3.98
Lifelong Learner Holdings, LLC	^*	(2)(3)(11)(15)	Business Services	SOFR	5.75%	11.28%	10/18/2019	10/18/2026	25,718	25,487	23,589	2.58
LinQuest Corporation	*	(2)(3)(11)	Aerospace & Defense	SOFR	5.75%	11.23%	7/28/2021	7/28/2028	9,775	9,635	9,373	1.03
LVF Holdings, Inc.	^*	(2)(3)(11)(15)	Beverage & Food	SOFR	5.75%	11.25%	6/10/2021	6/10/2027	32,833	32,380	32,290	3.54
Material Holdings, LLC	^*	(2)(3)(11)(15)	Business Services	SOFR	6.00%	11.45%	8/19/2021	8/19/2027	8,139	8,039	7,816	0.86
Maverick Acquisition, Inc.	^*	(2)(3)(11)	Aerospace & Defense	SOFR	6.25%	11.60%	6/1/2021	6/1/2027	35,261	34,818	27,632	3.03
Medical Manufacturing Technologies, LLC	^*	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	5.50%	11.01%	12/23/2021	12/23/2027	30,679	30,238	30,679	3.36
NEFCO Holding Company LLC	^*	(2)(3)(11)(15)	Construction & Building	SOFR	6.50%	12.14%	8/5/2022	8/5/2028	6,761	6,643	6,778	0.74

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
NEFCO Holding Company LLC	^	(2)(3)(11)(15)	Construction & Building	SOFR	6.50%	12.03%	12/1/2023	8/5/2028	$558	$488	$567	0.06%
NMI AcquisitionCo, Inc.	^*	(2)(3)(11)(15)	High Tech Industries	SOFR	5.75%	11.21%	9/6/2017	9/6/2025	38,120	38,085	37,848	4.15
North Haven Fairway Buyer, LLC	^*	(2)(3)(15)	Consumer Services	SOFR	6.50%	11.85%	5/17/2022	5/17/2028	16,032	15,764	16,203	1.78
North Haven Stallone Buyer, LLC	^	(2)(3)	Consumer Services	SOFR	5.50%	11.29%	10/11/2022	5/24/2027	199	196	194	0.02
North Haven Stallone Buyer, LLC	^	(2)(3)(11)(15)	Consumer Services	SOFR	6.00%	11.14%	11/3/2023	5/24/2027	323	213	232	0.03
Oak Purchaser, Inc.	^	(2)(3)(15)	Business Services	SOFR	5.50%	10.87%	4/28/2022	4/28/2028	7,309	7,247	7,083	0.78
Oranje Holdco, Inc.	^	(2)(3)(15)	Business Services	SOFR	7.50%	12.88%	2/1/2023	2/1/2029	8,052	7,852	8,123	0.89
Park County Holdings, LLC	^	(2)(3)(10)	Media: Advertising, Printing & Publishing	SOFR	7.11%	12.47%	11/29/2023	11/29/2029	30,000	29,391	29,385	3.22
Performance Health Holdings, Inc.	*	(2)(3)(11)	Healthcare & Pharmaceuticals	SOFR	5.75%	11.32%	7/12/2021	7/12/2027	6,444	6,360	6,419	0.70
Pestco Intermediate, LLC	^	(2)(3)(11)(15)	Environmental Industries	SOFR	6.50%	12.03%	2/6/2023	2/17/2028	3,679	3,542	3,633	0.40
PF Atlantic Holdco 2, LLC	^	(2)(3)(11)(15)	Leisure Products & Services	SOFR	5.50%	11.12%	11/12/2021	11/12/2027	11,576	11,383	11,231	1.23
PF Growth Partners, LLC	*	(2)(3)(11)	Leisure Products & Services	SOFR	5.00%	10.45%	7/1/2019	7/11/2025	7,875	7,840	7,824	0.86
Project Castle, Inc.	*	(2)(3)	Capital Equipment	SOFR	5.50%	10.89%	6/24/2022	6/1/2029	7,406	6,755	6,536	0.72
Prophix Software Inc. (Canada)	^	(2)(3)(7)(11)(15)	Software	SOFR	6.50%	11.96%	2/1/2021	2/1/2026	13,280	13,100	13,280	1.45
Prophix Software Inc. (Canada)	^	(2)(3)(7)(11)(15)	Software	SOFR	6.50%	11.83%	11/21/2023	2/1/2026	—	—	—	—
Pushpay USA Inc.	^*	(2)(3)(11)(15)	Diversified Financial Services	SOFR	6.75%	12.28%	5/10/2023	5/10/2030	16,009	15,525	15,938	1.75
PXO Holdings I Corp.	^*	(2)(3)(11)(15)	Chemicals, Plastics & Rubber	SOFR	5.50%	11.00%	3/8/2022	3/8/2028	6,997	6,862	6,801	0.75
QNNECT, LLC	^*	(2)(3)(15)	Aerospace & Defense	SOFR	7.00%	12.38%	11/2/2022	11/2/2029	5,302	5,127	5,420	0.59
Quantic Electronics, LLC	^*	(2)(3)(11)	Aerospace & Defense	SOFR	6.25%	11.70%	11/19/2020	11/19/2026	15,711	15,528	15,270	1.67
Quantic Electronics, LLC	^*	(2)(3)(11)	Aerospace & Defense	SOFR	6.25%	11.70%	3/1/2021	3/1/2027	9,725	9,609	9,452	1.04
Radwell Parent, LLC	^*	(2)(3)(15)	Wholesale	SOFR	6.75%	12.10%	12/1/2022	4/1/2029	11,169	10,849	11,242	1.23
Regency Entertainment, Inc.	^	(2)(3)(11)	Media: Advertising, Printing & Publishing	SOFR	8.50%	13.95%	7/5/2023	6/23/2028	15,000	14,653	14,891	1.63
RSC Acquisition, Inc.	^	(2)(3)(11)(15)	Diversified Financial Services	SOFR	5.50%	10.93%	11/1/2019	11/1/2029	10,168	10,088	10,099	1.11
Sapphire Convention, Inc.	^*	(2)(3)(11)(15)	Telecommunications	SOFR	6.00%	11.53%	11/20/2018	11/20/2025	27,479	27,302	27,479	3.01
SCP Eye Care HoldCo, LLC	^	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	5.75%	11.21%	10/7/2022	10/7/2029	158	152	156	0.02
Smarsh Inc.	^	(2)(3)(15)	Software	SOFR	5.75%	11.10%	2/18/2022	2/18/2029	7,346	7,211	7,254	0.79
SPay, Inc.	^*	(2)(3)(11)	Leisure Products & Services	SOFR	2.88%, 6.38% PIK	14.96%	6/15/2018	6/15/2026	26,673	26,605	23,068	2.53

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **		Amortized Cost (4)	Fair Value (5)	% of Net Assets
Speedstar Holding, LLC	^*	(2)(3)(11)	Automotive	SOFR	7.25%	12.79%	1/22/2021	1/22/2027		$29,922	$29,512	$29,899	3.28%
Spotless Brands, LLC	^*	(2)(3)(11)(15)	Consumer Services	SOFR	6.50%	12.03%	6/21/2022	7/25/2028		13,864	13,629	13,874	1.52
Spotless Brands, LLC	^	(2)(3)(11)(15)	Consumer Services	SOFR	6.75%	12.08%	6/21/2022	7/25/2028		—	(380)	143	0.02
Summit Acquisition, Inc.	^	(2)(3)(15)	Diversified Financial Services	SOFR	6.75%	12.10%	5/4/2023	5/1/2030		—	(56)	9	0.00
Tank Holding Corp.	^*	(2)(3)(11)(15)	Capital Equipment	SOFR	5.75%	11.21%	3/31/2022	3/31/2028		14,231	13,997	13,873	1.52
TCFI Aevex LLC	^*	(2)(3)(11)	Aerospace & Defense	SOFR	6.00%	11.46%	3/18/2020	3/18/2026		10,934	10,848	10,854	1.19
TIBCO Software Inc.	*	(2)(3)	High Tech Industries	SOFR	4.50%	9.95%	9/30/2022	3/31/2029		14,887	13,733	14,513	1.59
Trader Corporation (Canada)	^	(2)(3)(7)(15)	Automotive	CDOR	6.75%	12.19%	12/22/2022	12/22/2029	C$	11,990	8,604	9,156	1.00
Tufin Software North America, Inc.	^	(2)(3)(11)(15)	Software	SOFR	7.69%	13.20%	8/17/2022	8/17/2028		27,802	27,336	27,554	3.02
Turbo Buyer, Inc.	^	(2)(3)(15)	Automotive	SOFR	6.00%	11.50%	12/2/2019	12/2/2025		1,697	1,640	1,620	0.18
U.S. Legal Support, Inc.	^*	(2)(3)(11)(15)	Business Services	SOFR	5.75%	11.11%	11/30/2018	11/30/2024		16,370	16,296	16,124	1.77
US INFRA SVCS Buyer, LLC	^	(2)(3)(11)	Environmental Industries	SOFR	6.50%, 0.75% PIK	12.95%	4/13/2020	4/13/2026		8,606	8,533	7,928	0.87
USALCO, LLC	^*	(2)(3)(11)	Chemicals, Plastics & Rubber	SOFR	6.00%	11.61%	10/19/2021	10/19/2027		1,681	1,653	1,681	0.18
USR Parent Inc.	^	(2)(3)(10)	Retail	SOFR	7.60%	12.94%	4/22/2022	4/25/2027		3,778	3,751	3,740	0.41
Vensure Employee Services, Inc.	^	(2)(3)(15)	Business Services	SOFR	5.25%	10.63%	12/15/2023	3/26/2027		610	536	535	0.06
Westfall Technik, Inc.	^*	(2)(3)(11)	Chemicals, Plastics & Rubber	SOFR	6.75%, 0.75% PIK	12.96%	9/13/2018	9/13/2024		27,305	27,183	25,166	2.75
Wineshipping.com LLC	^*	(2)(3)(11)(15)	Beverage & Food	SOFR	5.75%	11.29%	10/29/2021	10/29/2027		5,897	5,812	5,486	0.60
Yellowstone Buyer Acquisition, LLC	^	(2)(3)(11)	Consumer Goods: Durable	SOFR	5.75%	11.18%	9/13/2021	9/13/2027		440	434	427	0.05
YLG Holdings, Inc.	^	(2)(3)(11)	Consumer Services	SOFR	5.00%	10.48%	9/30/2020	11/1/2025		1,940	1,912	1,940	0.21
First Lien Debt Total											$1,309,175	$1,263,324	138.40%
Second Lien Debt (10.2% of fair value)
11852604 Canada Inc. (Canada)	^	(2)(3)(7)(11)	Healthcare & Pharmaceuticals	SOFR	9.50% (100% PIK)	15.04%	9/30/2021	9/30/2028		$8,780	$8,665	$8,670	0.95%
AI Convoy S.A.R.L (United Kingdom)	^	(2)(3)(7)	Aerospace & Defense	SOFR	8.25%	13.80%	1/17/2020	1/17/2028		24,814	24,476	24,938	2.74
Aimbridge Acquisition Co., Inc.	^	(2)(11)	Leisure Products & Services	SOFR	7.50%	12.96%	2/1/2019	2/1/2027		9,241	9,162	8,680	0.95
AP Plastics Acquisition Holdings, LLC	^	(2)(3)(11)	Chemicals, Plastics & Rubber	SOFR	7.50%	12.96%	8/10/2021	8/10/2029		33,680	32,957	33,204	3.64
AQA Acquisition Holdings, Inc.	^*	(2)(3)(11)	High Tech Industries	SOFR	7.50%	12.98%	3/3/2021	3/3/2029		35,000	34,358	35,000	3.83
Bayside OPCP, LLC	^	(2)(3)(8)(9)(11)	Healthcare & Pharmaceuticals	SOFR	10.00% (100% PIK)	15.50%	5/31/2023	5/31/2026		4,861	3,653	3,071	0.34
Outcomes Group Holdings, Inc.	^*	(2)	Business Services	SOFR	7.50%	13.04%	10/23/2018	10/26/2026		1,731	1,729	1,731	0.19

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
PAI Holdco, Inc.	^	(2)(3)	Automotive	SOFR	5.50%, 2.00% PIK	13.03%	10/28/2020	10/28/2028	$14,377	$14,101	$13,449	1.47%
Quartz Holding Company	^*	(2)(11)	Software	SOFR	8.00%	13.46%	4/2/2019	4/2/2027	7,048	6,979	7,048	0.77
Stonegate Pub Company Bidco Limited (United Kingdom)	^	(2)(7)	Beverage & Food	SONIA	8.50%	13.69%	3/12/2020	3/12/2028	£20,000	24,883	22,204	2.43
TruGreen Limited Partnership	^	(2)(3)(11)	Consumer Services	SOFR	8.50%	14.14%	11/16/2020	11/2/2028	13,000	12,817	12,082	1.32
World 50, Inc.	^	(9)	Business Services	FIXED	11.50%	11.50%	1/10/2020	1/9/2027	18,098	17,877	18,098	1.98
Second Lien Debt Total										$191,657	$188,175	20.61%

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (4.8% of fair value)
ANLG Holdings, LLC	^	(6)	Capital Equipment	6/22/2018	592	$592	$1,027	0.11%
Appriss Health, LLC	^	(6)	Healthcare & Pharmaceuticals	5/6/2021	6	5,599	5,438	0.60
Atlas Ontario LP (Canada)	^	(6)(7)	Business Services	4/7/2021	5,114	5,114	5,114	0.56
Bayside HoldCo, LLC	^	(6)	Healthcare & Pharmaceuticals	5/31/2023	6	—	—	—
Blackbird Holdco, Inc.	^	(6)	Capital Equipment	12/14/2021	13	12,314	12,074	1.32
Buckeye Parent, LLC	^	(6)	Automotive	12/22/2021	885	885	85	0.01
Chartis Holding, LLC	^	(6)	Business Services	5/1/2019	433	421	637	0.07
CIP Revolution Holdings, LLC	^	(6)	Media: Advertising, Printing & Publishing	8/19/2016	318	318	254	0.03
Cority Software Inc. (Canada)	^	(6)(7)	Software	7/2/2019	250	250	696	0.08
Derm Growth Partners III, LLC	^	(6)	Healthcare & Pharmaceuticals	5/31/2016	1,000	1,000	—	—
Diligent Corporation	^	(6)	Telecommunications	4/5/2021	13	12,842	12,761	1.40
ECP Parent, LLC	^	(6)	Healthcare & Pharmaceuticals	3/29/2018	268	—	290	0.03
GB Vino Parent, L.P.	^	(6)	Beverage & Food	10/29/2021	4	307	218	0.02
Integrity Marketing Group, LLC	^	(6)	Diversified Financial Services	12/21/2021	18,530	18,369	17,824	1.95
Legacy.com, Inc.	^	(6)	High Tech Industries	3/20/2017	1,500	1,500	1,064	0.12
NearU Holdings LLC	^	(6)	Consumer Services	8/16/2022	25	2,470	1,140	0.12
NEFCO Holding Company LLC	^	(6)	Construction & Building	8/5/2022	1	608	608	0.07
North Haven Goldfinch Topco, LLC	^	(6)	Containers, Packaging & Glass	6/18/2018	2,315	2,315	—	—
Pascal Ultimate Holdings, L.P	^	(6)	Capital Equipment	7/21/2021	36	364	910	0.10
Picard Parent, Inc.	^	(6)	High Tech Industries	9/30/2022	3	2,897	3,188	0.35
Profile Holdings I, LP	^	(6)	Chemicals, Plastics & Rubber	3/8/2022	5	523	492	0.05
Sinch AB (Sweden)	^	(6)(7)	High Tech Industries	3/26/2019	106	1,168	395	0.04
Summit K2 Midco, Inc.	^	(6)	Diversified Financial Services	4/27/2023	121	121	161	0.02
Tailwind HMT Holdings Corp.	^	(6)	Energy: Oil & Gas	11/17/2017	22	1,558	1,807	0.20

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Talon MidCo 1 Limited	^	(6)	Software	8/17/2022	1,018	$1,456	$1,694	0.19%
Tank Holding Corp.	^	(6)	Capital Equipment	3/26/2019	850	—	2,862	0.31
Titan DI Preferred Holdings, Inc.	^	(6)	Energy: Oil & Gas	2/11/2020	10,534	10,414	10,534	1.15
Turbo Buyer, Inc.	^	(6)	Automotive	12/2/2019	1,925	933	2,501	0.27
U.S. Legal Support Investment Holdings, LLC	^	(6)	Business Services	11/30/2018	641	641	722	0.08
W50 Parent LLC	^	(6)	Business Services	1/10/2020	500	190	1,237	0.14
Zenith American Holding, Inc.	^	(6)	Business Services	12/13/2017	1,565	760	1,888	0.21
Equity Investments Total						$85,929	$87,621	9.60%
Total investments—non-controlled/non-affiliated						$1,586,761	$1,539,120	168.61%

Investments—non-controlled/affiliated		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (2.6% of fair value)
Direct Travel, Inc.	^*	(2)(3)(11)(14)	Leisure Products & Services	SOFR	6.50% 2.00% PIK	13.99%	10/14/2016	10/1/2025	$44,408	$43,341	$44,407	4.87%
Direct Travel, Inc.	^	(2)(3)(11)(14)(15)	Leisure Products & Services	SOFR	6.00%	11.53%	10/1/2020	10/1/2025	3,772	3,696	3,772	0.41
First Lien Debt Total										$47,037	$48,179	5.28%

Investments—non-controlled/affiliated		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (0.3% of fair value)
Direct Travel, Inc.	^	(6)(14)	Leisure Products & Services	10/1/2020	43	$—	$5,203	0.57%
Equity Investments Total					43	$—	$5,203	0.57%
Total investments—non-controlled/affiliated						$47,037	$53,382	5.85%

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(dollar amounts in thousands)

Investments—controlled/affiliated		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par Amount/ LLC Interest	Cost	Fair Value (5)	% of Net Assets

Investment Funds (13.5% of fair value)
Middle Market Credit Fund II, LLC, Member's Interest	^	(7)(13)	Investment Funds	FIXED	14.22%	14.22%	11/3/2020	12/31/2030	$78,122	$78,096	$67,419	7.39%
Middle Market Credit Fund, LLC, Subordinated Loan and Member's Interest	^	(7)(13)	Investment Funds	FIXED	11.40%	11.40%	2/29/2016	12/31/2027	193,000	193,001	181,960	19.93
Middle Market Credit Fund, Mezzanine Loan		(2)(7)(9)(13)	Investment Funds	SOFR	9.00%	14.27%	6/30/2016	5/21/2025	—	—	—	—
Investment Funds Total										$271,097	$249,379	27.32%
Total investments—controlled/affiliated										$271,097	$249,379	27.32%
Total investments										$1,904,895	$1,841,881	201.78%

Derivative Instrument	Counterparty	Company Pays***	Company Receives	Maturity Date	Notional Amount	Fair Value(5)	Change in Unrealized Appreciation / (Depreciation)	Upfront Payments / Receipts
Interest Rate Swap	Morgan Stanley Capital Services LLC	SOFR + 3.139%	8.20%	December 1, 2028	$85,000	$985	$985	$—
^ Denotes that all or a portion of the assets are owned by Carlyle Secured Lending, Inc. (together with its consolidated subsidiaries, “we,” “us,” “our,” “CSL” or the “Company”). The Company has entered into a senior secured revolving credit facility (as amended, the “Credit Facility”). The lenders of the Credit Facility have a first lien security interest in substantially all of the portfolio investments held by the Company (see Note 8, Borrowings to these consolidated financial statements). Accordingly, such assets are not available to creditors of Carlyle Direct Lending CLO 2015-1R LLC (the “2015-1 Issuer”).
* Denotes that all or a portion of the assets are owned by the Company's wholly owned subsidiary, the 2015-1 Issuer, and secure the notes issued in connection with a term debt securitization completed by the Company on June 26, 2015 (see Note 8, Borrowings to these consolidated financial statements). Accordingly, such assets are not available to the creditors of the Company.
** Par amount is denominated in USD (“$”) unless otherwise noted, as denominated in Canadian Dollar (“C$”), Euro (“€”) or British Pound (“£”).
*** The interest rate paid by the Company for each interest period is calculated on the basis of a compounded average daily SOFR rate plus 3.139%. The interest rate swap settles quarterly on each of March 1, June 1, September 1, and December 1. Refer to Note 7, Derivative Instruments, to these consolidated financial statements for further details.
(1)Unless otherwise indicated, issuers of debt and equity investments held by the Company are domiciled in the United States. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of December 31, 2023, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2023, the Company is not an “affiliated person” of any of these portfolio companies. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either the Secured Overnight Financing Rate (“SOFR”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2023. As of December 31, 2023, the reference rates for variable rate loans were the 30-day SOFR at 5.35%, the 90-day SOFR at 5.33%, the 180-day SOFR at 5.16%, the daily SONIA at 5.19%, the 30-day EURIBOR at 3.85%, the 90-day EURIBOR at 3.91% and the 30-day CDOR at 5.45%.
(3)Loan includes interest rate floor feature, which is generally ranges from 0.50% to 1.00%.
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
(6)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2023, the aggregate fair value of these securities is $92,824, or 10.17% of the Company’s net assets.

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(dollar amounts in thousands)
(7)The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(8)Loan was on non-accrual status as of December 31, 2023.
(9)Represents a corporate mezzanine loan, which is subordinated to senior secured term loans of the portfolio company/investment fund.
(10)In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company is entitled to receive additional interest as a result of an agreement among lenders, which has been included in the spread of each applicable investment. Pursuant to the agreement among lenders in respect of this loan, this investment represents a first lien/last out loan, which has a secondary priority behind the first lien/first out loan with respect to principal, interest and other payments.
(11)Loans include a credit spread adjustment that ranges from 0.10% to 0.43%.
(12)Loan is in forbearance as of December 31, 2023.
(13)Under the Investment Company Act, the Company is deemed to be an “affiliated person” of and “control” this investment fund because the Company owns more than 25% of the investment fund’s outstanding voting securities and/or has the power to exercise control over management or policies of such investment fund. See Notes 5, Middle Market Credit Fund, LLC and 6. Middle Market Credit Fund II, LLC, to these consolidated financial statements for more details. Transactions related to investments in controlled affiliates for the year ended December 31, 2023, were as follows:

Investments—controlled/affiliated	Fair Value as of December 31, 2022	Additions/Purchases	Reductions/Sales/ Paydowns	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of December 31, 2023	Dividend and Interest Income
Middle Market Credit Fund, LLC, Subordinated Loan and Member’s Interest	$190,065	$—	$—	$—	$(8,105)	$181,960	$22,000
Middle Market Credit Fund, LLC, Mezzanine Loan	—	—	—	—	—	—	—
Middle Market Credit Fund II, LLC, Member’s Interest	72,957	—	—	—	(5,538)	67,419	11,104
Total investments—controlled/affiliated	$263,022	$—	$—	$—	$(13,643)	$249,379	$33,104
(14)Under the Investment Company Act, the Company is deemed an “affiliated person” of this portfolio because the Company owns 5% or more of the portfolio company’s outstanding voting securities. Transactions related the portfolio company during the year ended December 31, 2023 were as follows:

Investments—non-controlled/affiliated	Fair Value as of December 31, 2022	Additions/Purchases	Reductions/Sales/ Paydowns	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of December 31, 2023	Dividend and Interest Income
Direct Travel, Inc.	$42,636	$1,329	$—	$—	$442	$44,407	$5,713
Direct Travel, Inc.	2,731	1,082	—	—	(41)	3,772	672
Direct Travel, Inc. (Equity)	—	—	—	—	5,203	5,203	—
Total investments—non-controlled/affiliated	$45,367	$2,411	$—	$—	$5,604	$53,382	$6,385
(15)As of December 31, 2023, the Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
First and Second Lien Debt—unfunded delayed draw and revolving term loans commitments
ADPD Holdings, LLC	Delayed Draw	1.00%	$2,878	$(271)
ADPD Holdings, LLC	Revolver	0.50	621	(59)
Advanced Web Technologies Holding Company	Revolver	0.50	985	3
Allied Benefit Systems Intermediate LLC	Delayed Draw	1.00	1,580	(24)
Alpine Acquisition Corp II	Revolver	0.50	1,379	(64)

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
Apex Companies Holdings, LLC	Delayed Draw	1.00%	$2,305	$3
Applied Technical Services, LLC	Revolver	0.50	22	—
Appriss Health, LLC	Revolver	0.50	2,963	(22)
Ascend Buyer, LLC	Revolver	0.50	856	(22)
Associations, Inc.	Revolver	0.50	468	(2)
Atlas AU Bidco Pty Ltd (Australia)	Revolver	0.50	268	3
Avalara, Inc.	Revolver	0.50	2,250	34
Bayside OPCP, LLC	Revolver	0.50	1,974	—
BlueCat Networks, Inc. (Canada)	Delayed Draw	1.00	195	(4)
Bradyifs Holdings, LLC	Delayed Draw	1.00	696	(14)
Bradyifs Holdings, LLC	Revolver	0.50	709	(14)
CD&R Madison Parent Ltd (United Kingdom)	Delayed Draw	1.50	£214	3
Celerion Buyer, Inc.	Delayed Draw	2.00	499	5
Celerion Buyer, Inc.	Revolver	0.50	249	2
Chartis Holding, LLC	Revolver	0.50	100	—
Chemical Computing Group ULC (Canada)	Revolver	0.50	29	—
CircusTrix Holdings, LLC	Delayed Draw	1.00	1,613	4
CircusTrix Holdings, LLC	Revolver	0.50	806	2
CoreWeave Compute Acquisition Co. II, LLC	Delayed Draw	1.00	815	(14)
Cority Software Inc. (Canada)	Revolver	0.50	3,000	(10)
Coupa Holdings, LLC	Delayed Draw	1.00	771	15
Coupa Holdings, LLC	Revolver	0.50	591	12
CPI Intermediate Holdings, Inc.	Delayed Draw	1.00	927	(9)
CST Holding Company	Revolver	0.50	423	3
Denali Midco 2, LLC	Delayed Draw	1.00	876	—
Diligent Corporation	Revolver	0.50	22	—
Direct Travel, Inc.	Delayed Draw	0.50	615	—
Dwyer Instruments, Inc.	Revolver	0.50	1,178	—
Eliassen Group, LLC	Delayed Draw	1.00	2,668	(34)
Ellkay, LLC	Revolver	0.50	1,786	(244)
EPS Nass Parent, Inc.	Revolver	0.50	10	—
Excel Fitness Holdings, Inc.	Revolver	0.50	891	(13)
Excelitas Technologies Corp.	Delayed Draw	1.00	25	—
Excelitas Technologies Corp.	Revolver	0.50	143	(2)
FPG Intermediate Holdco, LLC	Delayed Draw	1.00	3,973	(38)
Greenhouse Software, Inc.	Revolver	0.50	2,204	(16)

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
Hadrian Acquisition Limited (United Kingdom)	Delayed Draw	2.33%	£1,842	$(11)
Harbour Benefit Holdings, Inc.	Revolver	0.50	3,180	(24)
Heartland Home Services, Inc.	Revolver	0.50	619	(25)
Hercules Borrower LLC	Revolver	0.50	2,160	—
Hoosier Intermediate, LLC	Revolver	0.50	2,400	(76)
HS Spa Holdings Inc.	Revolver	0.50	1,141	—
iCIMS, Inc.	Delayed Draw	—	5,432	—
iCIMS, Inc.	Revolver	0.50	2,026	(5)
IQN Holding Corp.	Delayed Draw	1.00	395	1
IQN Holding Corp.	Revolver	0.50	489	2
Kaseya, Inc.	Delayed Draw	1.00	1,076	(2)
Kaseya, Inc.	Revolver	0.50	1,541	(2)
Lifelong Learner Holdings, LLC	Revolver	0.50	2	—
LVF Holdings, Inc.	Revolver	0.38	2,919	(46)
Material Holdings, LLC	Revolver	1.00	460	(18)
Medical Manufacturing Technologies, LLC	Revolver	0.50	207	—
NEFCO Holding Company LLC	Delayed Draw	1.00	3,018	7
NEFCO Holding Company LLC	Revolver	0.50	403	1
NMI AcquisitionCo, Inc.	Revolver	0.50	1,280	(9)
North Haven Fairway Buyer, LLC	Revolver	0.50	1,154	12
North Haven Stallone Buyer, LLC	Delayed Draw	1.00	4,782	(89)
Oak Purchaser, Inc.	Delayed Draw	0.50	166	(5)
Oak Purchaser, Inc.	Revolver	0.50	584	(16)
Oranje Holdco, Inc.	Revolver	0.50	1,006	4
Pestco Intermediate, LLC	Delayed Draw	2.00	1,387	(13)
Pestco Intermediate, LLC	Revolver	0.50	238	(2)
PF Atlantic Holdco 2, LLC	Revolver	0.50	2,759	(69)
Prophix Software Inc. (Canada)	Delayed Draw	—	379	—
Prophix Software Inc. (Canada)	Revolver	0.50	1,993	—
Pushpay USA Inc.	Revolver	0.50	1,235	(7)
PXO Holdings I Corp.	Delayed Draw	1.00	885	(19)
PXO Holdings I Corp.	Revolver	0.50	1,315	(28)
QNNECT, LLC	Delayed Draw	1.00	1,325	23
Radwell Parent, LLC	Revolver	0.38	1,116	4
RSC Acquisition, Inc.	Revolver	0.50	462	(3)
Sapphire Convention, Inc.	Revolver	0.50	4,471	—

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount		Fair Value
SCP Eye Care HoldCo, LLC	Delayed Draw	1.00%		$14	$—
SCP Eye Care HoldCo, LLC	Revolver	0.50		6	—
Smarsh Inc.	Delayed Draw	1.00		816	(9)
Smarsh Inc.	Revolver	0.50		408	(4)
Spotless Brands, LLC	Delayed Draw	1.00		15,000	136
Spotless Brands, LLC	Revolver	0.50		859	—
Summit Acquisition, Inc.	Delayed Draw	1.00		1,374	5
Summit Acquisition, Inc.	Revolver	0.50		687	2
Tank Holding Corp.	Revolver	0.38		1,214	(30)
Trader Corporation (Canada)	Revolver	0.50	C$	906	12
Tufin Software North America, Inc.	Delayed Draw	—		132	(1)
Tufin Software North America, Inc.	Revolver	0.50		1,339	(13)
Turbo Buyer, Inc.	Delayed Draw	1.00		2,967	(39)
Turbo Buyer, Inc.	Revolver	0.50		1,217	(16)
U.S. Legal Support, Inc.	Delayed Draw	0.50		1,423	(19)
U.S. Legal Support, Inc.	Revolver	0.50		653	(9)
Vensure Employee Services, Inc.	Delayed Draw	1.00		4,389	(66)
Wineshipping.com LLC	Revolver	0.50		238	(16)
Total unfunded commitments				$134,409	$(1,269)
As of December 31, 2023, investments at fair value consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$1,356,212	$1,311,503	71.3%
Second Lien Debt	191,657	188,175	10.2
Equity Investments	85,929	92,824	5.0
Investment Funds	271,097	249,379	13.5
Total	$1,904,895	$1,841,881	100.0%
The rate type of debt investments at fair value as of December 31, 2023 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value of First and Second Lien Debt
Floating Rate	$1,529,992	$1,481,580	98.8%
Fixed Rate	17,877	18,098	1.2
Total	$1,547,869	$1,499,678	100.0%

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(dollar amounts in thousands)
The industry composition of investments at fair value as of December 31, 2023 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$110,041	$102,939	5.6%
Automotive	75,867	74,333	4.0
Beverage & Food	63,382	60,198	3.3
Business Services	108,056	108,862	5.9
Capital Equipment	42,256	45,687	2.5
Chemicals, Plastics & Rubber	69,178	67,344	3.7
Construction & Building	25,825	26,014	1.4
Consumer Goods: Durable	5,373	5,552	0.3
Consumer Goods: Non-Durable	7,062	7,244	0.4
Consumer Services	82,904	80,668	4.4
Containers, Packaging & Glass	46,473	40,285	2.2
Diversified Financial Services	90,796	91,535	5.0
Energy: Oil & Gas	11,972	12,341	0.7
Environmental Industries	39,572	39,682	2.2
Healthcare & Pharmaceuticals	239,647	213,649	11.6
High Tech Industries	136,374	137,378	7.5
Investment Funds	271,097	249,379	13.4
Leisure Products & Services	130,116	131,916	7.2
Media: Advertising, Printing & Publishing	44,362	44,530	2.4
Retail	29,558	29,993	1.6
Software	166,536	168,106	9.1
Sovereign & Public Finance	78	79	0.0
Telecommunications	78,772	74,499	4.0
Transportation: Cargo	9,430	9,128	0.5
Utilities: Electric	920	902	0.0
Wholesale	19,248	19,638	1.1
Total	$1,904,895	$1,841,881	100.0%

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(dollar amounts in thousands)
The geographical composition of investments at fair value as of December 31, 2023 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Australia	$5,023	$5,139	0.3%
Canada	50,490	51,711	2.8
Luxembourg	41,755	40,095	2.2
Sweden	1,168	395	0.0
United Kingdom	75,844	73,713	4.0
United States	1,730,615	1,670,828	90.7
Total	$1,904,895	$1,841,881	100.0%
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

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Hadrian Acquisition Limited (United Kingdom)	^	(2)(3)(7)(14)	Diversified Financial Services	SONIA	5.00%, 2.75% PIK	11.18%	2/28/2022	2/28/2029	£3,580	$4,094	$4,171	0.45%
Harbour Benefit Holdings, Inc.	^*	(2)(3)(14)	Business Services	LIBOR	5.25%	9.95%	12/13/2017	12/13/2024	3,000	2,977	2,963	0.32
Heartland Home Services, Inc.	^*	(2)(3)(14)	Consumer Services	LIBOR	5.75%	10.10%	2/10/2022	12/15/2026	9,538	9,414	9,275	1.01
Heartland Home Services, Inc.	^*	(2)(3)(14)	Consumer Services	LIBOR	6.00%	10.38%	12/15/2020	12/15/2026	7,189	7,125	7,114	0.78
Hercules Borrower LLC	^*	(2)(3)(14)	Environmental Industries	LIBOR	6.50%	10.67%	12/14/2020	12/14/2026	18,497	18,097	17,818	1.94
Higginbotham Insurance Agency, Inc.	^	(2)(3)	Diversified Financial Services	LIBOR	5.25%	9.63%	11/25/2020	11/25/2026	451	446	441	0.05
Hoosier Intermediate, LLC	^*	(2)(3)(14)	Healthcare & Pharmaceuticals	LIBOR	5.50%	10.11%	11/15/2021	11/15/2028	10,709	10,497	10,037	1.09
HS Spa Holdings Inc.	^	(2)(3)(14)	Consumer Services	SOFR	5.75%	10.45%	6/2/2022	6/2/2029	8,605	8,422	8,336	0.91
iCIMS, Inc.	^	(2)(3)(14)	Software	SOFR	7.25%	11.52%	8/18/2022	8/18/2028	25,540	25,075	24,272	2.65
Infront Luxembourg Finance S.À R.L. (Luxembourg)	^	(2)(7)	Leisure Products & Services	LIBOR	9.00%	10.95%	5/28/2021	5/28/2027	€8,250	9,804	8,677	0.95
Integrity Marketing Acquisition, LLC	^	(2)(3)	Diversified Financial Services	LIBOR	6.02%	10.57%	12/3/2021	8/27/2025	429	425	414	0.05
IQN Holding Corp.	^	(2)(3)(14)	Business Services	SOFR	5.25%	9.64%	5/2/2022	5/2/2029	6,823	6,749	6,699	0.73
Jeg's Automotive, LLC	^*	(2)(3)(14)	Automotive	LIBOR	6.00%	10.75%	12/22/2021	12/22/2027	20,624	20,200	19,131	2.09
K2 Insurance Services, LLC	^*	(2)(3)(14)	Diversified Financial Services	LIBOR	5.00%	9.73%	7/3/2019	7/1/2026	3,330	3,283	3,288	0.36
Kaseya, Inc.	^	(2)(3)(14)	High Tech Industries	SOFR	5.75%	10.33%	6/23/2022	6/23/2029	35,453	34,726	34,323	3.74
Lifelong Learner Holdings, LLC	^*	(2)(3)(14)	Business Services	LIBOR	5.75%	10.16%	10/18/2019	10/18/2026	25,965	25,657	24,347	2.65
LinQuest Corporation	*	(2)(3)	Aerospace & Defense	LIBOR	5.75%	9.10%	7/28/2021	7/28/2028	9,875	9,710	8,927	0.97
Liqui-Box Holdings, Inc.	^	(2)(3)(14)	Containers, Packaging & Glass	LIBOR	4.50%	8.35%	6/3/2019	6/3/2024	2,034	2,025	2,034	0.22
LVF Holdings, Inc.	^*	(2)(3)(14)	Beverage & Food	LIBOR	6.25%	10.98%	6/10/2021	6/10/2027	41,295	40,564	38,735	4.22
Material Holdings, LLC	^*	(2)(3)(14)	Business Services	SOFR	6.00%	10.67%	8/19/2021	8/19/2027	8,082	7,944	7,655	0.83
Maverick Acquisition, Inc.	^*	(2)(3)	Aerospace & Defense	LIBOR	6.25%	10.98%	6/1/2021	6/1/2027	35,622	35,069	29,595	3.24
Medical Manufacturing Technologies, LLC	^*	(2)(3)(14)(15)	Healthcare & Pharmaceuticals	SOFR	5.50%	10.18%	12/23/2021	12/23/2027	28,900	28,368	28,308	3.09
NEFCO Holding Company LLC	^*	(2)(3)(14)(15)	Construction & Building	SOFR	6.50%	10.95%	8/5/2022	8/5/2028	5,525	5,389	5,385	0.59
NMI AcquisitionCo, Inc.	^*	(2)(3)(14)	High Tech Industries	LIBOR	5.75%	10.13%	9/6/2017	9/6/2025	39,913	39,860	38,845	4.23
North Haven Fairway Buyer, LLC	^*	(2)(3)(14)	Consumer Services	SOFR	6.50%	11.08%	5/17/2022	5/17/2028	22,970	22,530	22,535	2.46
North Haven Stallone Buyer, LLC	^	(2)(3)(14)	Consumer Services	SOFR	5.75%	10.34%	10/11/2022	5/24/2027	—	(4)	(4)	0.00
Oak Purchaser, Inc.	^	(2)(3)(14)	Business Services	SOFR	5.50%	9.48%	4/28/2022	4/28/2028	5,851	5,779	5,663	0.62
Performance Health Holdings, Inc.	*	(2)(3)	Healthcare & Pharmaceuticals	LIBOR	6.00%	10.73%	7/12/2021	7/12/2027	6,444	6,342	6,276	0.68

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **		Amortized Cost (4)	Fair Value (5)	% of Net Assets
PF Atlantic Holdco 2, LLC	^	(2)(3)(14)	Leisure Products & Services	LIBOR	5.50%	10.25%	11/12/2021	11/12/2027		$4,170	$3,932	$3,918	0.43%
PF Growth Partners, LLC	*	(2)(3)	Leisure Products & Services	LIBOR	5.00%	9.48%	7/1/2019	7/11/2025		7,957	7,901	7,902	0.86
PPT Management Holdings, LLC	^	(2)(3)(8)(14)	Healthcare & Pharmaceuticals	LIBOR	8.50% (100% PIK)	9.50%	12/15/2016	1/31/2023		29,446	29,437	21,145	2.30
Project Castle, Inc.	*	(2)(3)	Capital Equipment	SOFR	5.50%	10.08%	6/24/2022	6/1/2029		7,481	6,742	6,013	0.67
Prophix Software Inc. (Canada)	^	(2)(3)(7)(14)	Software	LIBOR	6.50%	10.67%	2/1/2021	2/1/2026		10,963	10,771	10,963	1.19
PXO Holdings I Corp.	^*	(2)(3)(14)(15)	Chemicals, Plastics & Rubber	SOFR	5.50%	9.05%	3/8/2022	3/8/2028		17,068	16,728	16,715	1.82
QNNECT, LLC	^*	(2)(3)(14)	Aerospace & Defense	SOFR	7.00%	11.11%	11/2/2022	11/2/2029		5,281	5,085	5,081	0.55
Quantic Electronics, LLC	^*	(2)(3)(14)	Aerospace & Defense	LIBOR	6.25%	10.97%	11/19/2020	11/19/2026		15,582	15,344	14,768	1.61
Quantic Electronics, LLC	^*	(2)(3)(14)	Aerospace & Defense	LIBOR	6.25%	10.95%	3/1/2021	3/1/2027		9,832	9,652	9,218	1.00
QW Holding Corporation	^*	(2)(3)	Environmental Industries	LIBOR	5.50%	9.64%	8/31/2016	8/31/2026		32,276	32,232	31,718	3.46
Radwell Parent, LLC	^	(2)(3)(14)(15)	Wholesale	SOFR	6.75%	11.33%	12/1/2022	4/1/2029		18,605	18,011	18,005	1.96
Regency Entertainment, Inc.	^	(2)(3)	Media: Diversified & Production	LIBOR	6.75%	11.13%	5/22/2020	10/22/2025		20,000	19,765	19,760	2.15
Riveron Acquisition Holdings, Inc.	*	(2)(3)	Diversified Financial Services	LIBOR	5.75%	10.48%	5/22/2019	5/22/2025		1,676	1,648	1,676	0.18
RSC Acquisition, Inc.	^	(2)(3)(14)(15)	Diversified Financial Services	SOFR	5.50%	9.83%	11/1/2019	11/1/2026		11,010	10,886	10,447	1.14
Sapphire Convention, Inc.	^	(2)(3)(14)	Telecommunications	LIBOR	5.25%	9.80%	11/20/2018	11/20/2025		28,051	27,773	27,341	2.98
SCP Eye Care HoldCo, LLC	^	(2)(3)(14)(15)	Healthcare & Pharmaceuticals	SOFR	5.75%	9.47%	10/7/2022	10/7/2029		122	117	118	0.01
Smarsh Inc.	^	(2)(3)(14)	Software	SOFR	6.50%	11.29%	2/18/2022	2/18/2029		7,347	7,192	6,987	0.76
SPay, Inc.	^*	(2)(3)	Leisure Products & Services	LIBOR	5.75%, 3.50% PIK	13.73%	6/15/2018	6/17/2024		24,292	24,176	21,332	2.33
Speedstar Holding, LLC	^*	(2)(3)	Automotive	LIBOR	7.00%	11.73%	1/22/2021	1/22/2027		26,694	26,305	26,510	2.89
Spotless Brands, LLC	^*	(2)(3)(14)(15)	Consumer Services	SOFR	6.50%	10.80%	6/21/2022	7/25/2028		33,832	33,179	32,779	3.57
Tank Holding Corp.	^*	(2)(3)(14)(15)	Capital Equipment	SOFR	5.75%	10.16%	3/31/2022	3/31/2028		18,067	17,718	17,552	1.91
TCFI Aevex LLC	^*	(2)(3)	Aerospace & Defense	LIBOR	6.00%	10.38%	3/18/2020	3/18/2026		11,047	10,927	10,096	1.10
The Carlstar Group LLC	^*	(2)(3)(14)(15)	Automotive	SOFR	6.50%	10.92%	7/8/2022	7/8/2027		14,446	14,087	14,210	1.55
TIBCO Software Inc.	*	(2)(3)	High Tech Industries	SOFR	4.50%	9.18%	9/30/2022	3/31/2029		15,000	13,681	13,369	1.46
Trader Corporation (Canada)	^	(2)(3)(7)(14)	Automotive	CDOR	6.75%	11.61%	12/22/2022	12/22/2029	C$	12,081	8,643	8,686	0.95
Trafigura Trading LLC	^	(2)(3)(13)(14)(15)	Metals & Mining	SOFR	8.35%	12.89%	7/26/2021	1/13/2023		8,250	8,076	8,185	0.89
Tufin Software North America, Inc.	^	(2)(3)(14)(15)	Software	SOFR	7.69%	12.01%	8/17/2022	8/17/2028		27,040	26,502	26,162	2.85
Turbo Buyer, Inc.	^	(2)(3)(14)	Automotive	LIBOR	6.00%	11.15%	12/2/2019	12/2/2025		1,714	1,628	1,609	0.18

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
U.S. Legal Support, Inc.	^*	(2)(3)(14)(15)	Business Services	SOFR	5.75%	10.33%	11/30/2018	11/30/2024	$15,844	$15,692	$15,504	1.69%
Unifrutti Financing PLC (Cyprus)	^	(7)	Beverage & Food	FIXED	7.50%, 1.00% PIK	8.50%	9/15/2019	9/15/2026	€4,611	4,935	4,998	0.55
Unifrutti Financing PLC (Cyprus)	^	(7)	Beverage & Food	FIXED	11.00% (100% PIK)	11.00%	10/22/2020	9/15/2026	€843	953	961	0.10
US INFRA SVCS Buyer, LLC	^	(2)(3)	Environmental Industries	LIBOR	6.50%, 0.25% PIK	11.47%	4/13/2020	4/13/2026	9,083	8,977	8,619	0.94
USALCO, LLC	*	(2)(3)	Chemicals, Plastics & Rubber	LIBOR	6.00%	10.73%	10/19/2021	10/19/2027	990	973	941	0.10
USR Parent Inc.	^	(2)(3)	Retail	SOFR	7.60%	11.72%	4/22/2022	4/25/2027	4,222	4,185	4,025	0.44
Westfall Technik, Inc.	^*	(2)(3)	Chemicals, Plastics & Rubber	SOFR	6.25%	10.83%	9/13/2018	9/13/2024	21,502	21,396	21,046	2.29
Westfall Technik, Inc.	^	(2)(3)	Chemicals, Plastics & Rubber	SOFR	6.25%	10.79%	7/1/2021	9/13/2024	4,957	4,881	4,852	0.53
Wineshipping.com LLC	^*	(2)(3)(14)	Beverage & Food	LIBOR	5.75%	10.15%	10/29/2021	10/29/2027	4,668	4,539	4,051	0.44
Yellowstone Buyer Acquisition, LLC	^	(2)(3)	Consumer Goods: Durable	LIBOR	5.75%	10.07%	9/13/2021	9/13/2027	444	437	427	0.05
YLG Holdings, Inc.	^	(2)(3)	Consumer Services	LIBOR	5.00%	9.53%	9/30/2020	11/1/2025	1,960	1,918	1,957	0.21
First Lien Debt Total										$1,371,717	$1,314,595	143.29%
Second Lien Debt (13.3% of fair value)
11852604 Canada Inc. (Canada)	^	(2)(3)(7)	Healthcare & Pharmaceuticals	LIBOR	9.50% (100% PIK)	13.70%	9/30/2021	9/30/2028	$7,587	$7,452	$7,398	0.81%
AI Convoy S.A.R.L (United Kingdom)	^	(2)(3)(7)	Aerospace & Defense	LIBOR	8.25%	12.92%	1/17/2020	1/17/2028	24,814	24,416	25,558	2.80
Aimbridge Acquisition Co., Inc.	^	(2)	Leisure Products & Services	LIBOR	7.50%	11.62%	2/1/2019	2/1/2027	9,241	9,142	8,353	0.91
AP Plastics Acquisition Holdings, LLC	^	(2)(3)	Chemicals, Plastics & Rubber	LIBOR	7.50%	11.85%	8/10/2021	8/10/2029	33,680	32,871	32,320	3.52
AQA Acquisition Holdings, Inc.	^*	(2)(3)	High Tech Industries	LIBOR	7.50%	12.23%	3/3/2021	3/3/2029	35,000	34,275	33,312	3.63
Blackbird Purchaser, Inc.	^	(2)(3)(14)	Capital Equipment	LIBOR	7.50%	11.88%	12/14/2021	4/8/2027	13,791	13,486	12,736	1.39
Brave Parent Holdings, Inc.	^*	(2)	Software	LIBOR	7.50%	11.88%	10/3/2018	4/19/2026	18,197	17,973	17,504	1.91
Drilling Info Holdings, Inc.	^	(2)	Energy: Oil & Gas	LIBOR	8.25%	12.64%	2/11/2020	7/30/2026	18,600	18,283	18,740	2.04
Jazz Acquisition, Inc.	^	(2)	Aerospace & Defense	LIBOR	8.00%	12.38%	6/13/2019	6/18/2027	23,450	23,227	21,875	2.38
Outcomes Group Holdings, Inc.	^*	(2)	Business Services	LIBOR	7.50%	12.23%	10/23/2018	10/26/2026	1,731	1,728	1,690	0.18
PAI Holdco, Inc.	^	(2)(3)	Automotive	LIBOR	5.50%, 2.00% PIK	11.91%	10/28/2020	10/28/2028	14,089	13,771	13,874	1.51
Peraton Corp.	^*	(2)(3)	Aerospace & Defense	LIBOR	7.75%	12.09%	2/24/2021	2/1/2029	11,941	11,790	11,550	1.26
Quartz Holding Company	^*	(2)	Software	LIBOR	8.00%	12.38%	4/2/2019	4/2/2027	7,048	6,963	6,764	0.74
Stonegate Pub Company Bidco Limited (United Kingdom)	^	(2)(7)	Beverage & Food	SONIA	8.50%	11.74%	3/12/2020	3/12/2028	£20,000	24,831	22,281	2.43

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
TruGreen Limited Partnership	^	(2)(3)	Consumer Services	LIBOR	8.50%	13.43%	11/16/2020	11/2/2028	$13,000	$12,791	$11,120	1.21%
World 50, Inc.	^	(9)	Business Services	FIXED	11.50%	11.50%	1/10/2020	1/9/2027	18,552	18,267	17,628	1.92
Second Lien Debt Total										$271,266	$262,703	28.63%

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (4.8% of fair value)
ANLG Holdings, LLC	^	(6)	Capital Equipment	6/22/2018	592	$592	$675	0.07%
Appriss Health, LLC	^	(6)	Healthcare & Pharmaceuticals	5/6/2021	5	5,002	4,821	0.53
Atlas Ontario LP (Canada)	^	(6)(7)	Business Services	4/7/2021	5,114	5,114	5,114	0.56
Avenu Holdings, LLC	^	(6)	Sovereign & Public Finance	9/28/2018	172	104	545	0.06
Blackbird Holdco, Inc.	^	(6)	Capital Equipment	12/14/2021	11	10,809	10,210	1.11
Buckeye Parent, LLC	^	(6)	Automotive	12/22/2021	885	885	576	0.06
Chartis Holding, LLC	^	(6)	Business Services	5/1/2019	433	428	595	0.07
CIP Revolution Holdings, LLC	^	(6)	Media: Advertising, Printing & Publishing	8/19/2016	318	318	257	0.03
Cority Software Inc. (Canada)	^	(6)(7)	Software	7/2/2019	250	250	641	0.07
Derm Growth Partners III, LLC	^	(6)	Healthcare & Pharmaceuticals	5/31/2016	1,000	1,000	—	—
Diligent Corporation	^	(6)	Telecommunications	4/5/2021	12	11,509	10,960	1.19
ECP Parent, LLC	^	(6)	Healthcare & Pharmaceuticals	3/29/2018	268	—	290	0.03
GB Vino Parent, L.P.	^	(6)	Beverage & Food	10/29/2021	4	351	249	0.03
Integrity Marketing Group, LLC	^	(6)	Diversified Financial Services	12/21/2021	16,705	16,472	16,597	1.81
K2 Insurance Services, LLC	^	(6)	Diversified Financial Services	7/3/2019	433	306	867	0.09
Legacy.com, Inc.	^	(6)	High Tech Industries	3/20/2017	1,500	1,500	1,079	0.12
NearU Holdings LLC	^	(6)	Consumer Services	8/16/2022	25	2,470	2,470	0.27
NEFCO Holding Company LLC	^	(6)	Construction & Building	8/5/2022	1	628	628	0.07
North Haven Goldfinch Topco, LLC	^	(6)	Containers, Packaging & Glass	6/18/2018	2,315	2,315	1,300	0.14
Pascal Ultimate Holdings, L.P	^	(6)	Capital Equipment	7/21/2021	36	364	850	0.09
Picard Parent, Inc.	^	(6)	High Tech Industries	9/30/2022	9	8,520	8,520	0.93
Profile Holdings I, LP	^	(6)	Chemicals, Plastics & Rubber	3/8/2022	5	523	673	0.07
Sinch AB (Sweden)	^	(6)(7)	High Tech Industries	3/26/2019	104	1,168	382	0.04
Tailwind HMT Holdings Corp.	^	(6)	Energy: Oil & Gas	11/17/2017	22	1,558	1,454	0.16
Talon MidCo 1 Limited	^	(6)	Software	8/17/2022	145,631	1,456	1,611	0.18
Tank Holding Corp.	^	(6)	Capital Equipment	3/26/2019	850	—	2,687	0.29
Titan DI Preferred Holdings, Inc.	^	(6)	Energy: Oil & Gas	2/11/2020	14,666	14,439	14,263	1.55
Turbo Buyer, Inc.	^	(6)	Automotive	12/2/2019	1,925	933	2,307	0.25

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
U.S. Legal Support Investment Holdings, LLC	^	(6)	Business Services	11/30/2018	641	$641	$551	0.06%
Unifrutti Financing PLC (Cyprus)	^	(6)(7)	Beverage & Food	10/22/2020	1	531	702	0.08
Unifrutti Financing PLC (Cyprus)	^	(6)(7)	Beverage & Food	10/22/2020	—	133	306	0.03
W50 Parent LLC	^	(6)	Business Services	1/10/2020	500	190	698	0.08
Zenith American Holding, Inc.	^	(6)	Business Services	12/13/2017	1,565	760	1,312	0.14
Equity Investments Total						$91,269	$94,190	10.27%
Total investments—non-controlled/non-affiliated						$1,734,252	$1,671,488	182.19%

Investments—non-controlled/affiliated		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (2.3% of fair value)
Direct Travel, Inc.	^*	(2)(3)(12)(15)	Leisure Products & Services	SOFR	8.50%	13.23%	10/14/2016	10/1/2025	$43,520	$42,012	$42,636	4.65%
Direct Travel, Inc.	^	(2)(3)(12)(14)(15)	Leisure Products & Services	SOFR	6.00%	9.79%	10/1/2020	10/1/2025	2,731	2,614	2,731	0.30
First Lien Debt Total										$44,626	$45,367	4.95%

Investments—non-controlled/affiliated		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (0.0% of fair value)
Direct Travel, Inc.	^	(6)(12)	Leisure Products & Services	10/1/2020	43	$—	$—	—%
Equity Investments Total					43	$—	$—	—%
Total investments—non-controlled/affiliated						$44,626	$45,367	4.95%

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
^ Denotes that all or a portion of the assets are owned by Carlyle Secured Lending, Inc. (together with its consolidated subsidiaries, “we,” “us,” “our,” “CSL” or the “Company”). The Company has entered into a senior secured revolving credit facility (as amended, the “Credit Facility”). The lenders of the Credit Facility have a first lien security interest in substantially all of the portfolio investments held by the Company (see Note 8, Borrowings, to these consolidated financial statements). Accordingly, such assets are not available to creditors of Carlyle Direct Lending CLO 2015-1R LLC (the “2015-1 Issuer”).
* Denotes that all or a portion of the assets are owned by the Company's wholly owned subsidiary, the 2015-1 Issuer, and secure the notes issued in connection with a term debt securitization completed by the Company on June 26, 2015 (see Note 8, Borrowings, to these consolidated financial statements). Accordingly, such assets are not available to the creditors of the Company.
** Par amount is denominated in USD (“$”) unless otherwise noted, as denominated in Canadian Dollar (“C$”), Euro (“€”) or British Pound (“£”).
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
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”), the Secured Overnight Financing Rate (“SOFR”), or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2022. As of December 31, 2022, the reference rates for variable rate loans were the 30-day LIBOR at 4.39%, the 90-day LIBOR at 4.77%, the 180-day LIBOR at 5.14%, the 30-day SOFR at 4.36% and the 90-day SOFR at 4.59%.
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

Investments—controlled/affiliated	Fair Value as of December 31, 2021	Additions/Purchases	Reductions/Sales/ Paydowns	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of December 31, 2022	Dividend and Interest Income
Middle Market Credit Fund II, LLC, Member's Interest	$77,958	$—	$—	$—	$(5,001)	$72,957	$10,348
Middle Market Credit Fund, LLC, Subordinated Loan and Member's Interest	184,141	—	—	—	5,924	190,065	20,500
Middle Market Credit Fund, Mezzanine Loan	—	—	—	—	—	—	—
Total investments—controlled/affiliated	$262,099	$—	$—	$—	$923	$263,022	$30,848

Investments—controlled/affiliated	Fair Value as of December 31, 2021	Additions/Purchases	Reductions/Sales/ Paydowns	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of December 31, 2022	Dividend and Interest Income
SolAero Technologies Corp. (Priority Facilities)	$2,251	$—	$(2,240)	$—	$(11)	$—	$8
SolAero Technologies Corp. (A1 Term Loan)	2,850	—	(3,166)	—	316	—	1,031
SolAero Technologies Corp. (A2 Term Loan)	7,835	—	(8,707)	—	872	—	2,834
SolAero Technologies Corp. (Equity)	—	—	(4,830)	2,015	2,815	—	—
Total investments—controlled/affiliated	$12,936	$—	$(18,943)	$2,015	$3,992	$—	$3,873
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

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
Dwyer Instruments, Inc.	Revolver	0.50%	$994	$(15)
Dwyer Instruments, Inc.	Delayed Draw	1.00	161	(2)
Eliassen Group, LLC	Delayed Draw	1.00	3,310	(38)
Ellkay, LLC	Revolver	0.50	1,786	(64)
EPS Nass Parent, Inc.	Revolver	0.50	30	(1)
EPS Nass Parent, Inc.	Delayed Draw	1.00	37	(2)
EvolveIP, LLC	Revolver	0.50	655	(12)
Excel Fitness Holdings, Inc.	Revolver	0.50	438	(20)
Excelitas Technologies Corp.	Revolver	0.50	160	(6)
Excelitas Technologies Corp.	Delayed Draw	0.50	152	(6)
FPG Intermediate Holdco, LLC	Delayed Draw	1.00	3,973	(174)
Greenhouse Software, Inc.	Revolver	0.50	2,204	(81)
Hadrian Acquisition Limited (United Kingdom)	Delayed Draw	2.33	£2,086	(39)
Harbour Benefit Holdings, Inc.	Revolver	0.50	3,180	(19)
Heartland Home Services, Inc.	Delayed Draw	0.75	5,469	(96)
Heartland Home Services, Inc.	Revolver	0.50	619	(6)
Hercules Borrower LLC	Revolver	0.50	1,929	(64)
Hoosier Intermediate, LLC	Revolver	0.50	1,600	(87)
HS Spa Holdings Inc.	Revolver	0.50	1,235	(34)
iCIMS, Inc.	Revolver	0.50	2,432	(89)
iCIMS, Inc.	Delayed Draw	—	6,784	(247)
IQN Holding Corp.	Delayed Draw	1.00	696	(11)
IQN Holding Corp.	Revolver	0.50	489	(8)
Jeg's Automotive, LLC	Delayed Draw	1.00	4,167	(251)
K2 Insurance Services, LLC	Revolver	0.50	1,120	(11)
Kaseya, Inc.	Revolver	0.50	2,054	(60)
Kaseya, Inc.	Delayed Draw	0.50	1,146	(33)
Lifelong Learner Holdings, LLC	Revolver	0.50	2	—
Liqui-Box Holdings, Inc.	Revolver	0.50	596	—
LVF Holdings, Inc.	Revolver	0.50	992	(54)
LVF Holdings, Inc.	Delayed Draw	1.00	4,670	(254)
Material Holdings, LLC	Delayed Draw	—	977	(44)
Material Holdings, LLC	Revolver	1.00	499	(22)
Medical Manufacturing Technologies, LLC	Revolver	0.50	1,446	(27)
Medical Manufacturing Technologies, LLC	Delayed Draw	1.00	826	(16)
NEFCO Holding Company LLC	Delayed Draw	1.00	933	(18)
NEFCO Holding Company LLC	Revolver	0.50	763	(15)

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount		Fair Value
NMI AcquisitionCo, Inc.	Revolver	0.50%		$1,280	$(33)
North Haven Fairway Buyer, LLC	Revolver	0.50		1,154	(21)
North Haven Stallone Buyer, LLC	Delayed Draw	1.00		200	(4)
Oak Purchaser, Inc.	Delayed Draw	0.50		1,623	(38)
Oak Purchaser, Inc.	Revolver	0.50		584	(14)
PF Atlantic Holdco 2, LLC	Delayed Draw	1.00		7,448	(130)
PF Atlantic Holdco 2, LLC	Revolver	0.50		2,759	(48)
PPT Management Holdings, LLC	Revolver	0.50		587	(162)
Prophix Software Inc. (Canada)	Revolver	0.50		1,993	—
PXO Holdings I Corp.	Delayed Draw	1.00		885	(16)
PXO Holdings I Corp.	Revolver	0.50		1,315	(24)
QNNECT, LLC	Delayed Draw	1.00		1,386	(42)
Quantic Electronics, LLC	Revolver	0.50		276	(14)
Quantic Electronics, LLC	Delayed Draw	1.00		2,126	(109)
Radwell Parent, LLC	Revolver	0.38		1,395	(42)
RSC Acquisition, Inc.	Revolver	0.50		462	(21)
RSC Acquisition, Inc.	Delayed Draw	1.00		950	(43)
Sapphire Convention, Inc.	Revolver	0.50		4,188	(92)
SCP Eye Care HoldCo, LLC	Revolver	0.50		17	—
SCP Eye Care HoldCo, LLC	Delayed Draw	1.00		39	(1)
Smarsh Inc.	Revolver	0.50		408	(17)
Smarsh Inc.	Delayed Draw	1.00		816	(34)
Spotless Brands, LLC	Revolver	0.50		1,096	(33)
Tank Holding Corp.	Revolver	0.38		1,379	(37)
The Carlstar Group LLC	Revolver	0.50		3,657	(48)
Trader Corporation (Canada)	Revolver	0.50	C$	906	(31)
Trafigura Trading LLC	Revolver	0.50		388	(3)
Tufin Software North America, Inc.	Revolver	0.50		1,339	(41)
Tufin Software North America, Inc.	Delayed Draw	—		115	(4)
Turbo Buyer, Inc.	Delayed Draw	1.00		2,967	(53)
Turbo Buyer, Inc.	Revolver	0.50		1,217	(22)
U.S. Legal Support, Inc.	Delayed Draw	0.50		2,032	(37)
U.S. Legal Support, Inc.	Revolver	0.50		735	(13)
Wineshipping.com LLC	Delayed Draw	1.00		1,609	(127)
Wineshipping.com LLC	Revolver	0.50		1,509	(120)
Total unfunded commitments				$158,206	$(4,549)

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in thousands)
(15)Loans include a credit spread adjustment that ranges from 0.10% to 0.26%.
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
As of December 31, 2023
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
The Company’s investment objective is to generate current income and, to a lesser extent, capital appreciation primarily through assembling a portfolio of secured debt investments in U.S. middle market companies. The Company's core investment strategy focuses on lending to U.S. middle market companies, which the Company defines as companies with approximately $25 million to $100 million of earnings before interest, taxes, depreciation and amortization (“EBITDA”), supported by financial sponsors. This core strategy is opportunistically supplemented with differentiated and complementary lending and investing strategies, which take advantage of the broad capabilities of Carlyle’s Global Credit platform while offering risk-diversifying portfolio benefits. The Company seeks to achieve its objective primarily through direct origination of secured debt instruments, including first lien senior secured loans (which may include stand-alone first lien loans, first lien/last out loans and “unitranche” loans) and second lien senior secured loans (collectively, “Middle Market Senior Loans”), with a minority of its assets invested in higher yielding investments (which may include unsecured debt, subordinated debt and investments in equities and structured products). The Middle Market Senior Loans are generally made to private U.S. middle market companies that are, in many cases, controlled by private equity firms.
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
The Company is externally managed by its investment adviser, Carlyle Global Credit Investment Management L.L.C. (the “Investment Adviser”), a wholly-owned subsidiary of The Carlyle Group Inc. and an investment adviser registered under the Investment Advisers Act of 1940, as amended. Carlyle Global Credit Administration L.L.C. (the “Administrator”) provides the administrative services necessary for the Company to operate. Both the Investment Adviser and the Administrator are wholly owned subsidiaries of Carlyle Investment Management L.L.C. (“CIM”), a wholly owned subsidiary of The Carlyle Group Inc. “Carlyle” refers to The Carlyle Group Inc. and its affiliates and its consolidated subsidiaries (other than portfolio companies of its affiliated funds), a global investment firm publicly traded on the Nasdaq Global Select Market under the symbol “CG”. Refer to the sec.gov website for further information on Carlyle.
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
On June 26, 2015, the Company completed a $400,000 term debt securitization (the “2015-1 Debt Securitization”). The notes offered in the 2015-1 Debt Securitization (the “2015-1 Notes”) were issued by Carlyle Direct Lending CLO 2015-1R LLC (the “2015-1 Issuer”), a wholly owned and consolidated subsidiary of the Company. On August 30, 2018, the 2015-1 Issuer refinanced the 2015-1 Debt Securitization (the “2015-1 Debt Securitization Refinancing”) by redeeming in full the

2015-1 Notes and issuing new notes (the “2015-1R Notes”). The 2015-1R Notes are secured by a diversified portfolio of the 2015-1 Issuer consisting primarily of first and second lien senior secured loans. Refer to Note 8, Borrowings, to these consolidated financial statements for details. The 2015-1 Issuer is consolidated in these consolidated financial statements commencing from the date of its formation, May 8, 2015.
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
On May 5, 2020, the Company issued and sold 2,000,000 shares of cumulative convertible preferred stock, par value $0.01 per share (the “Preferred Stock”), to an affiliate of Carlyle in a private placement at a price of $25 per share. See Note 10, Net Assets, to these consolidated financial statements for further information about the Preferred Stock.
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
The annual financial statements have been prepared in accordance with U.S. GAAP for annual financial information and pursuant to the requirements for reporting on Form 10-K and Article 6 of Regulation S-X. In the opinion of management, all adjustments considered necessary for the fair presentation of consolidated financial statements for the years presented have been included. These adjustments are of a normal, recurring nature.
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
Investments
Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment at the time of exit using the specific identification method without regard to unrealized appreciation or depreciation previously recognized, and includes investments charged off during the period, net of recoveries. Net change in unrealized appreciation or depreciation on investments as presented in the accompanying Consolidated Statements of Operations reflects the net change in the fair value of investments, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized. See Note 3, Fair Value Measurements, to these consolidated financial statements for further information about fair value measurements.
Derivative Instruments
The Company follows the guidance in Topic 815, Derivatives and Hedging (“ASC 815”), when accounting for derivative instruments. The Company recognizes all derivative instruments at fair value as either assets or liabilities in its consolidated financial statements. Derivative instruments are measured in terms of the notional contract amount and derive their value based upon one or more underlying instruments. Derivative instruments are subject to various risks similar to non-derivative instruments including market, credit, liquidity, and operational risks. The Company manages these risks on an aggregate basis as part of its risk management process.
The Company uses interest rate swaps to hedge some or all of the Company's fixed rate debt. The Company designated the interest rate swaps as the hedging instrument in an effective hedge accounting relationship and therefore the periodic payments and receipts are recognized as components of interest expense and credit facility fees within the accompanying Consolidated Statements of Operations. Depending on the nature of the balance at the end of the period, the fair value of the interest rate swap is either an asset and included in prepaid expenses and other assets on the accompanying Consolidated Statements of Assets and Liabilities or a liability and included in other accrued expenses and liabilities on the accompanying Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by a change in the carrying value of the fixed rate debt. The change in fair value of the interest rate swap is reflected as net unrealized gain (loss) on derivative instruments within the Consolidated Statements of Cash Flows.
Any amounts paid to the counterparty to cover collateral obligations under the terms of the interest rate swap agreement are included in prepaid expenses and other assets on the accompanying Consolidated Statements of Assets and Liabilities. Any amounts paid from the counterparty to cover collateral under the terms of the interest rate swap agreement are included in other accrued expenses and liabilities on accompanying Consolidated Statements of Assets and Liabilities.
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash consist of demand deposits and highly liquid investments (e.g., money market funds, U.S. treasury notes) with original maturities of three months or less. Cash equivalents are carried at amortized cost, which approximates fair value. The Company’s cash, cash equivalents and restricted cash are held with one large financial institution and cash held in such financial institution may, at times, exceed the Federal Deposit Insurance Corporation insured limit. As of December 31, 2023 and 2022, the Company held restricted cash balances of $37,891 and $14,412, respectively, which represent amounts that are collected and held by trustees appointed by the Company for payment of interest expense and principal on the outstanding borrowings, or reinvestment into new assets. The amounts are held by the trustees as custodians of the assets securing certain of the Company’s financing transactions. There was no restricted cash balances denominated in a foreign currency as of December 31, 2023 and 2022.
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
The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK income represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. As of December 31, 2023 and 2022, the fair value of the loans in the portfolio with PIK provisions was $337,061 and $176,773, respectively, which represents approximately 18.3% and 8.9%, respectively, of total investments at fair value. For the years ended December 31, 2023, 2022 and 2021, the Company earned $20,491, $23,067, and $9,346 in PIK income, respectively. In 2022, the Company began presenting PIK income as a separate financial statement line item in the accompanying Consolidated Statements of Operations, which had previously been included in interest income. Prior periods have been conformed to the current presentation.
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
Other Income
Other income may include income such as consent, waiver, amendment, unused, underwriting, arranger and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive fees for guaranteeing the outstanding debt of a portfolio company. Such fees are amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in prepaid expenses and other assets in the accompanying Consolidated Statements of Assets and Liabilities. For the years ended December 31, 2023, 2022 and 2021, the Company earned $5,003, $7,583 and $6,397, respectively, in other income, primarily from prepayment, commitment and amendment fees.
Non-Accrual Income
Loans are generally placed on non-accrual status when principal or interest payments are past due or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are current or there is no longer any reasonable doubt that such principal or interest will be collected in full and, in management’s judgment, are likely to remain current. Management may determine not to place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2023 and 2022, the fair value of the loans in the portfolio on non-accrual status was $38,061 and $57,932, respectively. The remaining first and second lien debt investments were performing and current on their interest payments as of December 31, 2023 and 2022 and for the periods then ended.
Credit Facility, Senior Notes and 2015-1R Notes – Related Costs, Expenses and Deferred Financing Costs
The Company entered into a senior secured revolving credit facility (as amended, the “Credit Facility”). Interest expense and unused commitment fees on the Credit Facility are recorded on an accrual basis. Unused commitment fees are included in interest expense and credit facility fees in the accompanying Consolidated Statements of Operations.
On December 30, 2019, the Company closed a private offering of $115.0 million in aggregate principal amount of 4.75% senior unsecured notes due December 31, 2024 (“the 2019 Notes”). On December 11, 2020, the Company issued $75.0 million in aggregate principal amount of 4.50% senior unsecured notes due December 31, 2024 (the “2020 Notes” and together with the 2019 Notes, the “2024 Notes”).
On November 20, 2023, we closed an issuance of $85.0 million in aggregate principal of 8.20% senior unsecured notes due December 1, 2028 (the “2028 Notes” and together with the 2024 Notes, the “Senior Notes”). We may redeem the 2028 Notes in whole or in part at our option on or after December 1, 2025. The 2028 Notes are general unsecured obligations of ours that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us. The Credit Facility, the 2015-1R Notes and Senior Notes are recorded at carrying value, which approximates fair value.
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
In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. The Company intends to make sufficient distributions each taxable year to satisfy the excise distribution requirements as reasonable. For the years ended December 31, 2023, 2022 and 2021, the Company incurred $2,435, $1,829 and $782, respectively, in excise tax expense.
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
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023 and interim period within fiscal years beginning after December 15, 2024. The Company does not expect this guidance to impact its consolidated financial statements.
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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of December 31, 2023, 2022 and 2021.
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
Transfers between levels, if any, are recognized at the beginning of the year in which the transfers occur. For the years ended December 31, 2023 and 2022, there were no transfers between levels.
The following tables summarize the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of December 31, 2023 and 2022:

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$1,311,503	$1,311,503
Second Lien Debt	—	—	188,175	188,175
Equity Investments	—	—	92,824	92,824
Mezzanine Loan	—	—	—	—
Subordinated Loan and Member's Interest	—	—	181,960	181,960
Total	$—	$—	$1,774,462	$1,774,462
Investments measured at net asset value(1)				$67,419
Total Investments				$1,841,881
Derivative assets(2)	—	985	—	985
Total				$1,842,866

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$1,359,962	$1,359,962
Second Lien Debt	—	—	262,703	262,703
Equity Investments	—	—	94,190	94,190
Mezzanine Loan	—	—	—	—
Subordinated Loan and Member's Interest	—	—	190,065	190,065
Total	$—	$—	$1,906,920	$1,906,920
Investments measured at net asset value(1)				$72,957
Total Investments				$1,979,877
(1)Amount represents the Company’s investment in Credit Fund II. The Company, as a practical expedient, estimates the fair value of this investment using the net asset value of the Company’s member’s interest in Credit Fund II. As such, the fair value of the Company’s investment in Credit Fund II has not been categorized within the fair value hierarchy.
(2)Located in prepaid expenses and other assets on the accompanying Consolidated Statements of Assets and Liabilities.

The changes in the Company’s investments at fair value for which the Company has used Level 3 inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level 3 investments still held are as follows:

	Financial Assets
	For the year ended December 31, 2023
	First Lien Debt	Second Lien Debt	Equity Investments	Investment Fund - Mezzanine Loan	Investment Fund - Subordinated Loan and Member's Interest	Total
Balance, beginning of year	$1,359,962	$262,703	$94,190	$—	$190,065	$1,906,920
Purchases	218,836	5,133	7,507	—	—	231,476
Sales	(95,298)	(11,704)	(2,105)	—	—	(109,107)
Paydowns	(167,357)	(74,493)	(12,796)	—	—	(254,646)
Accretion of discount	6,422	1,548	465	—	—	8,435
Net realized gains (losses)	(22,734)	(93)	1,589	—	—	(21,238)
Net change in unrealized appreciation (depreciation)	11,672	5,081	3,974	—	(8,105)	12,622
Balance, end of year	$1,311,503	$188,175	$92,824	$—	$181,960	$1,774,462
Net change in unrealized appreciation (depreciation) relating to Level 3 investments still held at the reporting date and included within the Consolidated Statements of Operations	$185	$2,727	$5,320	$—	$(8,105)	$127

	Financial Assets
	For the year ended December 31, 2022
	First Lien Debt	Second Lien Debt	Equity Investments	Investment Fund - Mezzanine Loan	Investment Fund - Subordinated Loan	Total
Balance, beginning of year	$1,232,084	$341,776	$77,093	$—	$184,141	$1,835,094
Purchases	639,337	1,284	20,165	—	—	660,786
Sales	(216,259)	(23,703)	(5,094)	—	—	(245,056)
Paydowns	(289,855)	(43,325)	(1,083)	—	—	(334,263)
Accretion of discount	8,701	1,088	201	—	—	9,990
Net realized gains (losses)	2,626	(5,615)	3,954	—	—	965
Net change in unrealized appreciation (depreciation)	(16,672)	(8,802)	(1,046)	—	5,924	(20,596)
Balance, end of year	$1,359,962	$262,703	$94,190	$—	$190,065	$1,906,920
Net change in unrealized appreciation (depreciation) relating to Level 3 investments still held at the reporting date and included within the Consolidated Statements of Operations	$(12,385)	$(8,680)	$(2,534)	$—	$5,924	$(17,675)
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
The following tables summarize the quantitative information related to the significant unobservable inputs for Level 3 instruments which are carried at fair value as of December 31, 2023 and 2022:

	Fair Value as	Valuation Techniques	Significant Unobservable Inputs	Range		Weighted Average
	of December 31, 2023			Low	High
Investments in First Lien Debt	$1,040,756	Discounted Cash Flow	Discount Rate	8.79%	18.80%	11.83%
	70,040	Consensus Pricing	Indicative Quotes	88.25%	100.00%	96.99%
	200,707	Income Approach	Discount Rate	10.73%	14.10%	11.69%
		Market Approach	Comparable Multiple	8.42x	12.34x	10.05x
Total First Lien Debt	1,311,503
Investments in Second Lien Debt	167,006	Discounted Cash Flow	Discount Rate	10.05%	18.29%	13.48%
	18,098	Consensus Pricing	Indicative Quotes	100.00%	100.00%	100.00%
	3,071	Income Approach	Discount Rate	10.87%	10.87%	10.87%
Total Second Lien Debt	188,175
Investments in Equity	92,824	Income Approach	Discount Rate	11.65%	14.47%	13.26%
		Market Approach	Comparable Multiple	6.25x	18.00x	10.05x
Total Equity Investments	92,824
Investments in Credit Fund
Subordinated Loan and Member's Interest	181,960	Discounted Cash Flow	Discount Rate	9.75%	9.75%	9.75%
		Discounted Cash Flow	Default Rate	3.00%	3.00%	3.00%
		Discounted Cash Flow	Recovery Rate	65.00%	65.00%	65.00%
Total Investments in Credit Fund	181,960
Total Level 3 Investments	$1,774,462

	Fair Value as	Valuation Techniques	Significant Unobservable Inputs	Range		Weighted Average
	of December 31, 2022			Low	High
Investments in First Lien Debt	$1,157,414	Discounted Cash Flow	Discount Rate(1)	9.90%	21.40%	12.01%
	74,457	Consensus Pricing	Indicative Quotes	97.00%	100.00%	97.95%
	128,091	Income Approach	Discount Rate	9.03%	19.31%	13.34%
		Market Approach	Comparable Multiple	5.21x	10.51x	9.81x
Total First Lien Debt	1,359,962
Investments in Second Lien Debt	262,703	Discounted Cash Flow	Discount Rate(1)	12.46%	17.60%	13.97%
Total Second Lien Debt	262,703
Investments in Equity	94,190	Income Approach	Discount Rate(1)	7.22%	18.25%	13.92%
		Market Approach	Comparable Multiple	8.40x	17.24x	10.41x
Total Equity Investments	94,190
Investments in Credit Fund
Subordinated Loan and Member's Interest	190,065	Discounted Cash Flow	Discount Rate	10.25%	10.25%	10.25%
		Discounted Cash Flow	Default Rate	3.00%	3.00%	3.00%
		Discounted Cash Flow	Recovery Rate	65.00%	65.00%	65.00%
Total Investments in Credit Fund	190,065
Total Level 3 Investments	$1,906,920
(1)Effective December 31, 2023, the significant unobservable input disclosed for discount rate include forward reference rates. Prior periods were conformed to the current presentation.
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

Financial instruments disclosed but not carried at fair value
The following table presents the carrying value (before debt issuance costs and effective interest rate swap hedges) and fair value of the Credit Facility, Senior Notes, and 2015-1R Notes disclosed but not carried at fair value as of December 31, 2023 and 2022:

	December 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured borrowings	$260,356	$260,356	$440,441	$440,441
2024 Notes	190,000	175,677	190,000	174,676
2028 Notes	85,000	85,985	—	—
Aaa/AAA Class A-1-1-R Notes	234,800	234,636	234,800	232,170
Aaa/AAA Class A-1-2-R Notes	50,000	49,870	50,000	49,655
Aaa/AAA Class A-1-3-R Notes	25,000	24,530	25,000	24,013
AA Class A-2-R Notes	66,000	66,066	66,000	63,802
A Class B Notes	46,400	46,511	46,400	44,465
BBB- Class C Notes	27,000	26,676	27,000	25,920
Total	$984,556	$970,307	$1,079,641	$1,055,142
The carrying values of the secured borrowings generally approximate their respective fair values due to their variable interest rates. Secured borrowings are categorized as Level 3 within the hierarchy.
The carrying values of the 2024 Notes and 2028 Notes approximate their respective fair values. The 2024 Notes are categorized as Level 3 within the hierarchy and are valued generally using discounted cash flow analysis. The significant unobservable inputs used in the fair value measurement of the Company’s 2024 Notes are discount rates. Significant increases in discount rates in isolation would result in a significantly lower fair value measurement. The carrying value of the 2028 Notes approximates their fair value due to their inclusion of the fair value of the interest rate swap, as further discussed in Note 7, Derivative Instruments, to these consolidated financial statements. The 2028 Notes are categorized as Level 3 within the hierarchy.
The carrying value of the 2015-1R Notes approximates their fair value. The 2015-1R Notes are categorized as Level 3 within the hierarchy and are valued generally using market quotation(s) received from broker/dealer(s), which are significant unobservable inputs.
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

The base management fee is calculated at an annual rate of 1.50% of the average value of the Company’s gross assets at the end of the two most recently completed fiscal quarters; provided, however, the base management fee is calculated at an annual rate of 1.00% of the Company’s gross assets as of the end of the two most recently completed calendar quarters that exceeds the product of (A) 200% and (B) the average value of the Company’s net asset value at the end of the two most recently completed calendar quarters. “Gross assets” is determined on a consolidated basis in accordance with U.S. GAAP, includes assets acquired through the incurrence of debt (see Note 8, Borrowings, to these consolidated financial statements), and excludes cash and any temporary investments in cash equivalents. For purposes of this calculation, cash and cash equivalents includes U.S. government securities and other high quality investment grade debt investments that mature in 12 months or less from the date of investment. The base management fee is payable quarterly in arrears, will be appropriately adjusted for any share issuances or repurchases during such the applicable fiscal quarters, and will be appropriately pro-rated for any partial month or quarter.
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
Pre-incentive fee net investment income, expressed as a rate of return on the value of the Company’s net assets at the end of the immediately preceding calendar quarter, has been compared to a “hurdle rate” of 1.50% per quarter (6.00% annualized) or a “catch-up rate” of 1.82% per quarter (7.28% annualized), as applicable.
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

Below is a summary of the base management fees and incentive fees incurred during the years ended December 31, 2023, 2022 and 2021.

	For the years ended December 31,
	2023	2022	2021
Base management fees	$28,515	$28,803	$28,343
Total incentive fees	22,622	21,414	17,680
Total base management fees and incentive fees	$51,137	$50,217	$46,023
Accrued capital gains incentive fees are based upon the cumulative net realized and unrealized appreciation (depreciation) from inception. Accordingly, the accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. For the years ended December 31, 2023, 2022 and 2021, there were no accrued or realized capital gains incentive fees.
As of December 31, 2023 and 2022, $13,067 and $12,681, respectively, was included in base management and incentive fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
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
For the years ended December 31, 2023, 2022 and 2021, the Company incurred $1,280, $1,636 and $1,338, respectively, in fees under the Administration Agreement, which were included in administrative service fees in the accompanying Consolidated Statements of Operations. As of December 31, 2023 and 2022, $2,991 and $1,711, respectively, was unpaid and included in administrative service fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
Sub-Administration Agreements
On April 3, 2013, the Administrator entered into a sub-administration agreement with Carlyle Employee Co. (the “Carlyle Sub-Administration Agreement”). Pursuant to the Carlyle Sub-Administration Agreement, Carlyle Employee Co. provides the Administrator with access to personnel.
On April 3, 2013, the Administrator entered into a sub-administration agreement with State Street Bank and Trust Company (“State Street” and, such agreement, the “State Street Sub-Administration Agreement” and, together with the Carlyle Sub-Administration Agreement, the “Sub-Administration Agreements”). Unless terminated earlier, the State Street Sub-

Administration Agreement renews automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (i) the vote of the Board of Directors or by the vote of a majority of the outstanding voting securities of the Company and (ii) the vote of a majority of the Company’s Independent Directors. On May 4, 2023, the Company’s Board of Directors, including a majority of the Independent Directors, approved the continuance of the State Street Sub-Administration Agreement for a one year period. The State Street Sub-Administration Agreement may be terminated upon at least 60 days’ written notice and without penalty by the vote of a majority of the outstanding securities of the Company, or by the vote of the Board of Directors or by either party to the State Street Sub-Administration Agreement.
For the years ended December 31, 2023, 2022 and 2021, fees incurred in connection with the State Street Sub-Administration Agreement, which amounted to $669, $807 and $684, respectively, were included in other general and administrative expenses in the accompanying Consolidated Statements of Operations. As of December 31, 2023 and 2022, $222 and $298, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.
License Agreement
The Company has entered into a royalty free license agreement with CIM, which wholly owns the Investment Adviser and is a wholly owned subsidiary of Carlyle, pursuant to which CIM has granted the Company a non-exclusive, revocable and non-transferable license to use the name and mark “Carlyle.”
Board of Directors
The Company’s Board of Directors currently consists of seven members, four of whom are Independent Directors. The Board of Directors has established an Audit Committee, a Pricing Committee, a Nominating and Governance Committee and a Compensation Committee, the members of each of which consist of the Company’s Independent Directors. The Board of Directors may establish additional committees in the future. For the years ended December 31, 2023, 2022 and 2021, the Company incurred $444, $640 and $561, respectively, in fees and expenses associated with its Independent Directors' services on the Company's Board of Directors and its committees. These fees are included in directors’ fees and expenses in the accompanying Consolidated Statements of Operations. As of December 31, 2023 and 2022, no fees or expenses associated with its Independent Directors were payable.
Transactions with Investment Funds
At times, the Company will engage in purchase and sale transactions with Credit Fund, as detailed below. See Note 5, Middle Market Credit Fund, LLC, to these consolidated financial statements for further information about Credit Fund.

	For the years ended December 31,
	2023	2022	2021
Number of investments sold	3	8	8
Proceeds from investments	$18,237	$113,509	$118,204
Realized gain (loss) from investments	$(94)	$(439)	$1,075
At times, the Company will engage in purchase and sale transactions with Credit Fund II, as detailed below. See Note 6, Middle Market Credit Fund II, LLC, to these consolidated financial statements for further information about Credit Fund II.

	For the years ended December 31,
	2023	2022	2021
Number of investments purchased	1	—	—
Cost of investments purchased	$6,581	$—	$—
Number of investments sold	11	10	17
Proceeds from investments	$51,231	$68,167	$84,554
Realized gain (loss) from investments	$(66)	$(840)	$468
Cumulative Convertible Preferred Stock
On May 5, 2020, the Company issued and sold 2,000,000 shares of the cumulative convertible preferred stock, par value $0.01 per share, to an affiliate of Carlyle in a private placement at a price of $25 per share. For years ended December 31,

2023, 2022 and 2021, the Company declared and paid dividends on the Preferred Stock of $3,500, respectively. See Note 10, Net Assets, to these consolidated financial statements for further information about the Preferred Stock.
Transactions with Carlyle
On November 13, 2023, the Company paid an affiliate of Carlyle a fee for underwriting services rendered in connection with the issuance of the 2028 Notes in the amount of 3.15% of the aggregate principal of the notes underwritten by the affiliate. See Note 8, Borrowings, to these consolidated financial statements for further information about the 2028 Notes.
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
Selected Financial Data
Since inception of Credit Fund and through December 31, 2023 and 2022, the Company and Credit Partners each made capital contributions of $1 in members’ equity and $216,000 in subordinated loans to Credit Fund. On May 25, 2021, the Company and Credit Partners each received an aggregate return of capital on the subordinated loans of $23,000. Below is certain summarized consolidated financial information for Credit Fund as of December 31, 2023 and 2022.

	As of December 31,
	2023	2022
Selected Consolidated Balance Sheet Information:
ASSETS
Investments, at fair value (amortized cost of $794,899 and $953,467, respectively)	$761,112	$902,720
Cash, cash equivalents and restricted cash(1)	36,177	28,030
Other assets	7,812	9,681
Total assets	$805,101	$940,431
LIABILITIES AND MEMBERS’ EQUITY
Secured borrowings	$447,221	$588,621
Other liabilities	31,617	19,940
Subordinated loans and members’ equity (2)	326,263	331,870
Total liabilities and members’ equity	$805,101	$940,431
(1)As of December 31, 2023 and 2022, $14,106 and $14,393, respectively, of Credit Fund’s cash and cash equivalents was restricted.
(2)As of December 31, 2023 and 2022, the fair value of the Company's ownership interest in the subordinated loans and members' equity was $181,960 and $190,065, respectively.

	For the Years Ended December 31,
	2023	2022	2021
Selected Consolidated Statement of Operations Information:
Total investment income	$90,448	$69,779	$68,397
Expenses
Interest and credit facility expenses	41,457	25,195	21,763
Other expenses	1,939	2,050	1,992
Total expenses	43,396	27,245	23,755
Net investment income (loss)	47,052	42,534	44,642
Net realized gain (loss) on investments	(25,619)	(269)	(1,440)
Net change in unrealized appreciation (depreciation) on investments	16,960	(37,614)	11,024
Net increase (decrease) resulting from operations	$38,393	$4,651	$54,226
Below is a summary of Credit Fund’s portfolio, followed by a listing of the loans in Credit Fund’s portfolio as of December 31, 2023 and 2022:

	As of December 31,
	2023	2022
Senior secured loans(1)	$803,541	$955,605
Number of portfolio companies in Credit Fund	38	45
Average amount per portfolio company(1)	$21,146	$21,236
Number of loans on non-accrual status	3	—
Fair value of loans on non-accrual status	$13,263	$—
Percentage of portfolio at floating interest rates(2)(3)	100.0%	100.0%
Fair value of loans with PIK provisions	$36,481	$49,950
Percentage of portfolio with PIK provisions(3)	4.8%	5.5%
(1)At par/principal amount.
(2)Floating rate debt investments are generally subject to interest rate floors.
(3)Percentages based on fair value.

Consolidated Schedule of Investments as of December 31, 2023
Investments (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
First Lien Debt (100.0% of fair value)
ACR Group Borrower, LLC	^+	(2)(3)(8)	Aerospace & Defense	SOFR	4.25%	9.60%	3/31/2028	$37,564	$37,165	$37,338
Allied Benefit Systems Intermediate LLC	+	(2)(3)	Healthcare & Pharmaceuticals	SOFR	5.25%	10.63%	10/31/2030	8,639	8,511	8,509
Alpine Acquisition Corp II	+	(2)(3)(6)	Transportation: Cargo	SOFR	6.00%	11.46%	11/30/2026	9,899	9,531	9,462
API Technologies Corp.	+	(2)(6)(7)	Aerospace & Defense	SOFR	1.00%, 6.00% PIK	12.36%	5/9/2027	14,752	13,905	8,870
API Technologies Corp.	^	(2)(3)(6)	Aerospace & Defense	SOFR	1.00%, 6.00% PIK	12.36%	5/9/2027	1,303	620	1,264
Avalign Technologies, Inc.	+	(2)(6)	Healthcare & Pharmaceuticals	SOFR	4.50%	9.98%	12/22/2025	14,145	14,099	13,120
BMS Holdings III Corp.	+	(2)(3)(6)	Construction & Building	SOFR	5.50%	10.97%	9/30/2026	11,018	10,956	10,768
Chartis Holding, LLC	^+	(2)(3)(6)(8)	Business Services	SOFR	5.00%	10.52%	5/1/2025	8,002	8,002	7,985
Chemical Computing Group ULC (Canada)	^+	(2)(3)(6)(8)	Software	SOFR	4.50%	9.86%	8/30/2024	11,488	11,415	11,438
Diligent Corporation	^+	(2)(3)(6)(8)	Telecommunications	SOFR	6.25%	11.78%	8/4/2025	9,949	9,839	9,886
Divisions Holding Corporation	+	(2)(3)(6)	Business Services	SOFR	4.75%	10.22%	5/27/2028	14,044	13,948	13,965
DTI Holdco, Inc.	+	(2)(3)	High Tech Industries	SOFR	4.75%	10.13%	4/26/2029	29,625	29,144	29,335
Eliassen Group, LLC	+	(2)(3)	Business Services	SOFR	5.50%	10.85%	4/14/2028	19,181	18,990	18,946
EPS Nass Parent, Inc.	^+	(2)(3)(6)(8)	Utilities: Electric	SOFR	5.75%	11.25%	4/19/2028	34,525	34,055	33,365
EvolveIP, LLC	^+	(2)(3)(6)	Telecommunications	SOFR	5.50%	11.19%	6/7/2025	42,720	42,701	40,964
Exactech, Inc.	+	(2)(3)(6)	Healthcare & Pharmaceuticals	SOFR	3.75%	9.11%	2/14/2025	20,856	20,823	10,636
GSM Acquisition Corp.	+	(2)(3)(6)	Leisure Products & Services	SOFR	5.00%	10.41%	11/16/2026	30,659	30,468	30,429
Heartland Home Services, Inc.	+	(2)(3)(6)	Consumer Services	SOFR	5.75%	11.11%	12/15/2026	7,169	7,104	6,848
Heartland Home Services, Inc.	+	(2)(3)(6)(8)	Consumer Services	SOFR	6.00%	11.36%	12/15/2026	24,008	23,947	23,054
HMT Holding Inc.	^+	(2)(3)(6)(8)	Energy: Oil & Gas	SOFR	6.00%	11.56%	11/17/2025	34,634	34,543	33,931
Integrity Marketing Acquisition, LLC	+	(2)(3)(6)	Diversified Financial Services	SOFR	6.05%	11.54%	8/27/2026	36,572	36,358	36,071
Integrity Marketing Acquisition, LLC	^+	(2)(3)(6)	Diversified Financial Services	SOFR	6.02%	11.51%	8/27/2026	6,879	6,829	6,781
Jensen Hughes, Inc.	^+	(2)(3)(6)(8)	Utilities: Electric	SOFR	5.75%	11.20%	3/22/2025	33,730	33,722	33,602
KAMC Holdings, Inc.	+	(2)(6)	Energy: Electricity	SOFR	4.00%	9.65%	8/14/2026	13,405	13,377	11,394
KBP Investments, LLC	+	(2)(3)(6)	Beverage & Food	SOFR	5.50%, 1.00% PIK	11.97%	5/25/2027	37,453	37,305	35,217
North Haven Fairway Buyer, LLC	+	(2)(3)	Consumer Services	SOFR	6.50%	11.85%	5/17/2028	6,700	6,552	6,767
Output Services Group, Inc.	^	(2)(3)(6)(7)	Media: Advertising, Printing & Publishing	SOFR	6.25%	12.07%	11/30/2028	4,160	3,306	3,225
PF Atlantic Holdco 2, LLC	+	(2)(3)(6)	Leisure Products & Services	SOFR	5.50%	11.12%	11/12/2027	15,240	15,052	14,874
Premise Health Holding Corp.	+	(2)(6)	Healthcare & Pharmaceuticals	SOFR	3.75%	9.25%	7/10/2025	13,168	13,151	12,904
Radiology Partners, Inc.	+	(2)(6)	Healthcare & Pharmaceuticals	SOFR	4.25%	10.18%	7/9/2025	27,553	27,515	21,987
RevSpring Inc.	+	(2)(6)	Media: Advertising, Printing & Publishing	SOFR	4.00%	9.61%	10/11/2025	28,548	28,474	28,425

Consolidated Schedule of Investments as of December 31, 2023
Investments (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
Striper Buyer, LLC	+	(2)(3)	Containers, Packaging & Glass	SOFR	5.50%	10.96%	12/30/2026	$14,550	$14,467	$14,460
Summit Acquisition, Inc.	+	(2)(3)	Diversified Financial Services	SOFR	6.75%	12.10%	5/1/2030	5,940	5,772	5,967
Tank Holding Corp.	+	(2)(3)(6)	Capital Equipment	SOFR	5.75%	11.21%	3/31/2028	19,749	19,296	19,292
Turbo Buyer, Inc.	+	(2)(3)(8)	Automotive	SOFR	6.00%	11.50%	12/2/2025	33,900	33,757	33,447
U.S. TelePacific Holdings Corp.	^	(2)(3)(6)(7)	Telecommunications	SOFR	1.00%, 6.00% PIK	12.53%	5/2/2026	3,799	3,270	1,168
USALCO, LLC	+	(2)(3)(6)	Chemicals, Plastics & Rubber	SOFR	6.00%	11.61%	10/19/2027	14,696	14,493	14,696
VRC Companies, LLC	^+	(2)(3)(6)(8)	Business Services	SOFR	5.50%	11.14%	6/29/2027	23,500	23,267	23,308
Welocalize, Inc.	^+	(2)(3)(6)(8)	Business Services	SOFR	4.75%	10.20%	12/23/2024	32,649	32,531	31,466
WRE Holding Corp.	^+	(2)(3)(6)(8)	Environmental Industries	SOFR	5.00%	10.41%	1/3/2025	8,070	8,068	8,021
Yellowstone Buyer Acquisition, LLC	+	(2)(3)(6)	Consumer Goods: Durable	SOFR	5.75%	11.18%	9/13/2027	39,100	38,571	37,927
First Lien Debt Total									$794,899	$761,112
Equity Investments (0.0% of fair value)
Output Services Group, Inc.	^		Media: Advertising, Printing & Publishing					205	$—	$—
Equity Investments Total									$—	$—
Total Investments									$794,899	$761,112
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
(1)Unless otherwise indicated, issuers of investments held by Credit Fund are domiciled in the United States. As of December 31, 2023, the geographical composition of investments as a percentage of fair value was 1.5% in Canada and 98.5% in the United States. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either SOFR or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, Credit Fund has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2023. As of December 31, 2023, the reference rates for Credit Fund’s variable rate loans were the 30-day SOFR at 5.35%, the 90-day SOFR at 5.33% and the 180-day SOFR at 5.16%.
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
(6)Loans include a credit spread adjustment that ranges from 0.10% to 0.43%.
(7)Loan was on non-accrual status as of December 31, 2023.

(8)As of December 31, 2023, Credit Fund had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

First Lien Debt – unfunded delayed draw and revolving term loans commitments	Type	Unused Fee	Par/ Principal Amount	Fair Value
ACR Group Borrower, LLC	Revolver	0.38%	$3,570	$(20)
Chartis Holding, LLC	Revolver	0.50	1,003	(2)
Chemical Computing Group ULC (Canada)	Revolver	0.50	873	(4)
Diligent Corporation	Revolver	0.50	323	(2)
EPS Nass Parent, Inc.	Revolver	0.50	359	(13)
Heartland Home Services, Inc.	Revolver	0.50	772	(31)
HMT Holding Inc.	Revolver	0.50	3,351	(62)
Jensen Hughes, Inc.	Revolver	0.50	1,955	(7)
Turbo Buyer, Inc.	Revolver	0.50	933	(12)
VRC Companies, LLC	Revolver	0.50	833	(6)
Welocalize, Inc.	Revolver	0.50	5,625	(174)
WRE Holding Corp.	Revolver	0.50	1,123	(6)
Total unfunded commitments			$20,720	$(339)

Consolidated Schedule of Investments as of December 31, 2022
Investments (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
First Lien Debt (100.0% of fair value)
ACR Group Borrower, LLC	^+	(2)(3)(7)	Aerospace & Defense	LIBOR	4.50%	9.22%	3/31/2028	$36,965	$36,488	$36,015
Acrisure, LLC	+	(2)	Diversified Financial Services	LIBOR	3.50%	7.88%	2/13/2027	25,118	25,099	23,485
Alpine Acquisition Corp II	+	(2)(3)(6)	Transportation: Cargo	SOFR	5.50%	9.76%	11/30/2026	10,000	9,527	9,630
Analogic Corporation	+	(2)(3)(7)	Capital Equipment	LIBOR	5.25%	9.67%	6/22/2024	20,226	20,217	19,725
Anchor Packaging, Inc.	+	(2)	Containers, Packaging & Glass	LIBOR	4.00%	8.38%	7/18/2026	22,221	22,157	21,360
API Technologies Corp.	+	(2)	Aerospace & Defense	LIBOR	4.25%	8.98%	5/9/2026	14,475	14,436	13,127
Aptean, Inc.	+	(2)(6)	Software	SOFR	4.25%	8.98%	4/23/2026	12,031	11,997	11,475
Avalign Technologies, Inc.	+	(2)(6)	Healthcare & Pharmaceuticals	SOFR	4.50%	9.03%	12/22/2025	14,294	14,227	13,382
BMS Holdings III Corp.	+	(2)(3)	Construction & Building	LIBOR	5.50%	10.23%	9/30/2026	11,131	11,049	10,931
Chartis Holding, LLC	^+	(2)(3)(7)	Business Services	LIBOR	5.00%	9.77%	5/1/2025	6,893	6,893	6,832
Chemical Computing Group ULC (Canada)	^+	(2)(3)(6) (7)	Software	SOFR	4.50%	8.57%	8/30/2024	13,769	13,559	13,564
Diligent Corporation	^+	(2)(3)(7)	Telecommunications	LIBOR	6.25%	10.63%	8/4/2025	9,880	9,706	9,449
Divisions Holding Corporation	+	(2)(3)	Business Services	LIBOR	4.75%	9.13%	5/27/2028	24,688	24,488	24,009
DTI Holdco, Inc.	+	(2)(3)	High Tech Industries	SOFR	4.75%	8.84%	4/26/2029	29,925	29,373	27,363
Eliassen Group, LLC	+	(2)(3)	Business Services	SOFR	5.50%	10.07%	4/14/2028	19,375	19,148	19,150
EPS Nass Parent, Inc.	^+	(2)(3)(7)	Utilities: Electric	LIBOR	5.75%	10.48%	4/19/2028	34,104	33,524	32,432
EvolveIP, LLC	^+	(2)(3)(6) (7)	Telecommunications	SOFR	5.50%	10.09%	6/7/2025	40,392	40,361	39,633
Exactech, Inc.	+	(2)(3)	Healthcare & Pharmaceuticals	LIBOR	3.75%	8.13%	2/14/2025	21,081	21,022	17,002
GSM Acquisition Corp.	+	(2)(3)(6)	Leisure Products & Services	SOFR	5.00%	9.83%	11/16/2026	30,958	30,709	29,636
Heartland Home Services, Inc.	+	(2)(3)	Consumer Services	LIBOR	5.75%	10.10%	12/15/2026	7,242	7,158	7,114
Heartland Home Services, Inc.	+	(2)(3)(7)	Consumer Services	LIBOR	6.00%	10.38%	12/15/2026	24,255	24,176	24,014
Higginbotham Insurance Agency, Inc.	+	(2)(3)	Diversified Financial Services	LIBOR	5.25%	9.63%	11/25/2026	4,477	4,418	4,377
HMT Holding Inc.	^+	(2)(3)(6) (7)	Energy: Oil & Gas	SOFR	5.75%	10.15%	11/17/2025	32,148	32,013	30,654
Integrity Marketing Acquisition, LLC	+	(2)(3)	Diversified Financial Services	LIBOR	6.05%	10.57%	8/27/2025	36,943	36,622	35,614
Integrity Marketing Acquisition, LLC	^+	(2)(3)	Diversified Financial Services	LIBOR	6.02%	10.57%	8/27/2025	6,949	6,873	6,699
Jensen Hughes, Inc.	^+	(2)(3)(7)	Utilities: Electric	LIBOR	4.50%	9.43%	3/22/2024	34,584	34,559	33,323
K2 Insurance Services, LLC	^+	(2)(3)(7)	Diversified Financial Services	LIBOR	5.00%	9.73%	7/1/2026	12,799	12,799	12,665
KAMC Holdings, Inc.	+	(2)	Energy: Electricity	LIBOR	4.00%	8.73%	8/14/2026	13,545	13,507	10,881
KBP Investments, LLC	+	(2)(3)(7)	Beverage & Food	SOFR	5.50%	10.53%	5/25/2027	37,241	37,055	34,326
Odyssey Logistics & Technology Corp.	^+	(2)(3)	Transportation: Cargo	LIBOR	4.00%	8.38%	10/12/2024	9,505	9,489	9,277
Output Services Group	^+	(2)(3)	Media: Advertising, Printing & Publishing	SOFR	5.25%	11.30%	6/27/2026	19,190	19,169	13,097

Consolidated Schedule of Investments as of December 31, 2022
Investments (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
PF Atlantic Holdco 2, LLC	+	(2)(3)	Leisure Products & Services	LIBOR	5.50%	10.25%	11/12/2027	$15,396	$15,168	$15,126
Premise Health Holding Corp.	+	(2)	Healthcare & Pharmaceuticals	LIBOR	3.75%	7.92%	7/10/2025	13,306	13,280	13,199
QW Holding Corporation	^+	(2)(3)(7)	Environmental Industries	LIBOR	5.50%	9.64%	8/31/2026	21,574	21,437	21,105
Radiology Partners, Inc.	+	(2)	Healthcare & Pharmaceuticals	LIBOR	4.25%	8.64%	7/9/2025	27,686	27,625	23,201
RevSpring Inc.	+	(2)	Media: Advertising, Printing & Publishing	LIBOR	4.00%	8.73%	10/11/2025	28,848	28,737	27,719
Riveron Acquisition Holdings, Inc.	+	(2)(3)	Diversified Financial Services	LIBOR	5.75%	10.48%	5/22/2025	11,284	11,284	11,284
Striper Buyer, LLC	+	(2)(3)	Containers, Packaging & Glass	LIBOR	5.50%	9.88%	12/30/2026	14,700	14,593	14,604
Tank Holding Corp.	+	(2)(3)(6)	Capital Equipment	SOFR	5.75%	10.16%	3/31/2028	19,950	19,410	19,421
Turbo Buyer, Inc.	+	(2)(3)(7)	Automotive	LIBOR	6.00%	11.13%	12/2/2025	34,251	34,044	33,625
U.S. TelePacific Holdings Corp.	+	(2)(3)(6)	Telecommunications	SOFR	1.00%	11.57%	5/2/2026	7,086	7,073	2,527
USALCO, LLC	+	(2)(3)	Chemicals, Plastics & Rubber	LIBOR	6.00%	10.73%	10/19/2027	14,845	14,598	14,118
VRC Companies, LLC	^+	(2)(3)(7)	Business Services	LIBOR	5.50%	10.59%	6/29/2027	28,767	28,418	28,059
Welocalize, Inc.	^+	(2)(3)(7)	Business Services	LIBOR	4.75%	9.13%	12/23/2024	33,853	33,615	32,677
WRE Holding Corp.	^+	(2)(3)(6) (7)	Environmental Industries	SOFR	5.00%	9.84%	1/3/2025	8,155	8,152	7,892
Yellowstone Buyer Acquisition, LLC	+	(2)(3)	Consumer Goods: Durable	LIBOR	5.75%	10.07%	9/13/2027	39,500	38,851	37,922
First Lien Debt Total									$948,103	$902,720
Equity Investments (0.0% of fair value)
DBI Holding, LLC	^		Transportation: Cargo					2,961	$—	$—
DBI Holding, LLC	^		Transportation: Cargo					13,996	5,364	—
Equity Investments Total									$5,364	$—
Total Investments									$953,467	$902,720
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
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, Credit Fund has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2022. As of December 31, 2022, the reference rates for Credit Fund's variable rate loans were the 30-day LIBOR at 4.39%, the 90-day LIBOR at 4.77%, the 180-day LIBOR at 5.14%, the 30-day SOFR at 4.36% and the 90-day SOFR at 4.59%.
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
Debt
The Credit Fund and Credit Fund Sub are party to separate credit facilities, as described below. Until its termination on June 28, 2022, Credit Fund Warehouse II was party to the Credit Fund Warehouse II Facility, as described below. As of December 31, 2023, 2022, and 2021, Credit Fund and Credit Fund Sub were in compliance with all covenants and other requirements of their respective credit facility agreements. Below is a summary of the borrowings and repayments under the credit facilities for the respective periods.

	Credit Fund Facility	Credit Fund Sub Facility	Credit Fund Warehouse II Facility
Outstanding balance as of December 31, 2020	$—	$420,859	$93,402
Borrowings	—	444,000	52,250
Repayments	—	(350,238)	(59,622)
Outstanding balance as of December 31, 2021	—	514,621	86,030
Borrowings	—	170,000	—
Repayments	—	(96,000)	(86,030)
Outstanding balance as of December 31, 2022	—	588,621	—
Borrowings	—	20,000	—
Repayments	—	(161,400)	—
Outstanding balance as of December 31, 2023	$—	$447,221	$—
Credit Fund Facility. On June 24, 2016, Credit Fund closed on the Credit Fund Facility, which was subsequently amended on June 5, 2017, October 2, 2017, November 3, 2017, June 22, 2018, June 29, 2018, February 21, 2019, March 20, 2020, February 22, 2021, May 19, 2022 and May 21, 2023 pursuant to which Credit Fund may from time to time request mezzanine loans from the Company. The maximum principal amount of the Credit Fund Facility is $100,000 ($175,000 prior to the May 21, 2023 amendment), subject to availability under the Credit Fund Facility, which is based on certain advance rates multiplied by the value of Credit Fund’s portfolio investments net of certain other indebtedness that Credit Fund may incur in accordance with the terms of the Credit Fund Facility. Proceeds of the Credit Fund Facility may be used for general corporate purposes, including the funding of portfolio investments. Amounts drawn under the Credit Fund Facility bear interest at the greater of zero and SOFR (LIBOR prior to the May 21, 2023 amendment) plus an applicable spread of 9.00% and such interest payments are made quarterly. The availability period under the Credit Fund Facility will terminate on May 21, 2025, (May 21,

2023 prior to the May 21, 2023 amendment), which is also its maturity date upon which Credit Fund is obligated to repay any outstanding borrowings.
    Credit Fund Sub Facility. On June 24, 2016, Credit Fund Sub closed on the Credit Fund Sub Facility with lenders, which was subsequently amended on May 31, 2017, October 27, 2017, August 24, 2018, December 12, 2019, March 11, 2020, May 3, 2021, May 3, 2022, April 20, 2023 and August 28, 2023. The Credit Fund Sub Facility provides for secured borrowings during the applicable revolving period up to an amount equal to $640,000 (the borrowing base as calculated pursuant to the terms of the Credit Fund Sub Facility). The aggregate maximum credit commitment can be increased up to an amount not to exceed $1,400,000, subject to certain restrictions and conditions set forth in the Credit Fund Sub Facility, including adequate collateral to support such borrowings. The Credit Fund Sub Facility has a revolving period through May 23, 2025 (May 23, 2023 prior to the April 20, 2023 amendment) and a maturity date of May 23, 2026, (May 23, 2025 prior to the April 20, 2023 amendment), which may be extended by mutual agreement of the parties to the Credit Fund Sub Facility. Borrowings under the Credit Fund Sub Facility bear interest initially at the applicable commercial paper rate (if the lender is a conduit lender) or SOFR plus 2.70% (2.35% prior to the April 20, 2023 amendment). The Credit Fund Sub is also required to pay an undrawn commitment fee of between 0.50% and 0.75% per year depending on the usage of the Credit Fund Sub Facility. Payments under the Credit Fund Sub Facility are made quarterly. Subject to certain exceptions, the Facility is secured by a first lien security interest in substantially all of the portfolio investments held by the Credit Fund Sub.
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
2019-2 Notes. On May 21, 2019, Credit Fund completed the 2019-2 Debt Securitization. The notes offered in the 2019-2 Debt Securitization (the “2019-2 Notes”) were issued by the MMCF CLO 2019-2, LLC, a wholly owned and consolidated subsidiary of Credit Fund, and were secured by a diversified portfolio of the 2019-2 Issuer consisting primarily of first and second lien senior secured loans. The 2019-2 Debt Securitization was executed through a private placement of the 2019-2 Notes, consisting of:
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
Selected Financial Data
Since inception of Credit Fund II and through December 31, 2023, the Company and CCLF made capital contributions of $78,096 and $12,709 in members’ equity, respectively, to Credit Fund II. Below is certain summarized consolidated information for Credit Fund II as of December 31, 2023 and 2022.

	As of December 31,
	2023	2022
Selected Consolidated Balance Sheet Information:
ASSETS
Investments, at fair value (amortized cost of $251,107 and $250,134, respectively)	$237,914	$244,739
Cash and cash equivalents(1)	6,593	2,078
Other assets	2,818	5,825
Total assets	$247,325	$252,642
LIABILITIES AND MEMBERS’ EQUITY
Notes payable, net of unamortized debt issuance costs of $839 and $783, respectively	$156,661	$156,717
Other liabilities	10,526	9,212
Total members' equity(2)	80,138	86,713
Total liabilities and members’ equity	$247,325	$252,642
(1)As of December 31, 2023 and 2022, all of Credit Fund II’s cash and cash equivalents was restricted.
(2)As of December 31, 2023 and 2022, the fair value of Company's ownership interest in the members' equity was $67,419 and $72,957, respectively.

	For the Year Ended December 31,
	2023	2022	2021
Selected Consolidated Statement of Operations Information:
Total investment income	$28,010	$20,595	$18,822
Expenses
Interest expense and credit facility fees	12,753	7,403	4,695
Other expenses	903	842	897
Total expenses	13,656	8,245	5,592
Net investment income (loss)	14,354	12,350	13,230
Net realized gain (loss) on investments	69	—	—
Net change in unrealized appreciation (depreciation) on investments	(7,798)	(6,069)	(440)
Net increase (decrease) resulting from operations	$6,625	$6,281	$12,790
Below is a summary of Credit Fund II’s portfolio, followed by a listing of the loans in Credit Fund II’s portfolio as of December 31, 2023 and 2022:

	As of December 31,
	2023	2022
Senior secured loans(1)	$255,486	$253,310
Number of portfolio companies in Credit Fund II	36	35
Average amount per portfolio company(1)	$7,097	$7,237
Number of loans on non-accrual status	1	—
Fair value of loans on non-accrual status	$—	$—
Percentage of portfolio at floating interest rates(2)(3)	97.9%	97.9%
Percentage of portfolio at fixed interest rates(3)	2.1%	2.1%
Fair value of loans with PIK provisions	$20,117	$10,787
Percentage of portfolio with PIK provisions(3)	8.5%	4.4%
(1)At par/principal amount.
(2)Floating rate debt investments are generally subject to interest rate floors.
(3)Percentages based on fair value.

Consolidated Schedule of Investments as of December 31, 2023
Investments (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
First Lien Debt (89.6% of fair value)
Alpine Acquisition Corp II	^	(2)(3)(7)	Transportation: Cargo	SOFR	6.00%	11.46%	11/30/2026	$3,233	$3,132	$3,091
American Physician Partners, LLC	^	(2)(3)(7)(8)(9)	Healthcare & Pharmaceuticals	SOFR	10.25% (100% PIK)	15.71%	8/5/2022	10,589	9,078	—
Appriss Health, LLC	^	(2)(3)(7)	Healthcare & Pharmaceuticals	SOFR	6.75%	12.32%	5/6/2027	7,446	7,344	7,409
Ascend Buyer, LLC	^	(2)(3)(7)	Containers, Packaging & Glass	SOFR	6.40%	11.91%	9/30/2028	8,985	8,854	8,761
Aurora Lux FinCo S.Á.R.L. (Luxembourg)	^	(2)(3)(7)	Software	SOFR	3.00%, 4.00% PIK	12.45%	12/24/2026	4,331	4,278	4,157
BMS Holdings III Corp.	^	(2)(3)(7)	Construction & Building	SOFR	5.50%	10.97%	9/30/2026	3,208	3,172	3,135
Chartis Holding, LLC	^	(2)(3)(7)	Business Services	SOFR	5.00%	10.52%	5/1/2025	9,721	9,714	9,702
Comar Holding Company, LLC	^	(2)(3)(7)	Containers, Packaging & Glass	SOFR	2.00%, 4.75% PIK	12.28%	6/18/2026	8,669	8,653	7,457
Cority Software Inc. (Canada)	^	(2)(3)	Software	SOFR	7.00%	12.39%	7/2/2026	1,293	1,290	1,292
Cority Software Inc. (Canada)	^	(2)(3)	Software	SOFR	5.00%	10.39%	7/2/2026	8,535	8,464	8,506
Dwyer Instruments, Inc.	^	(2)(3)(7)	Capital Equipment	SOFR	5.75%	11.20%	7/21/2027	9,814	9,773	9,814
EvolveIP, LLC	^	(2)(3)(7)	Telecommunications	SOFR	5.50%	11.19%	6/7/2025	8,527	8,525	8,177
Harbour Benefit Holdings, Inc.	^	(2)(3)(7)	Business Services	SOFR	5.00%	10.51%	12/13/2024	9,703	9,693	9,631
Hoosier Intermediate, LLC	^	(2)(3)(7)	Healthcare & Pharmaceuticals	SOFR	5.00%	10.53%	11/15/2028	6,382	6,221	6,176
HS Spa Holdings Inc.	^	(2)(3)	Consumer Services	SOFR	5.75%	11.12%	6/2/2029	8,519	8,384	8,524
Integrity Marketing Acquisition, LLC	^	(2)(3)(7)	Diversified Financial Services	SOFR	6.05%	11.54%	8/27/2026	4,821	4,718	4,755
Integrity Marketing Acquisition, LLC	^	(2)(3)(7)	Diversified Financial Services	SOFR	6.02%	11.51%	8/27/2026	4,489	4,379	4,424
LVF Holdings, Inc.	^	(2)(3)(7)	Beverage & Food	SOFR	5.75%	11.25%	6/10/2027	6,137	6,026	6,044
Material Holdings, LLC	^	(2)(3)(7)	Business Services	SOFR	6.00%	11.45%	8/19/2027	7,820	7,762	7,526
Maverick Acquisition, Inc.	^	(2)(3)(7)	Aerospace & Defense	SOFR	6.25%	11.60%	6/1/2027	7,820	7,708	6,128
NMI AcquisitionCo, Inc.	^	(2)(3)(7)	High Tech Industries	SOFR	5.75%	11.21%	9/6/2025	9,898	9,873	9,829
PF Atlantic Holdco 2, LLC	^	(2)(3)(7)	Leisure Products & Services	SOFR	5.50%	11.12%	11/12/2027	9,849	9,607	9,612
PXO Holdings I Corp.	^	(2)(3)(7)	Chemicals, Plastics & Rubber	SOFR	5.50%	11.00%	3/8/2028	9,899	9,759	9,688
Radwell Parent, LLC	^	(2)(3)	Wholesale	SOFR	6.75%	12.10%	4/1/2029	7,529	7,461	7,573
RSC Acquisition, Inc.	^	(2)(3)(7)	Diversified Financial Services	SOFR	5.50%	10.93%	11/1/2029	9,901	9,785	9,837
Spotless Brands, LLC	^	(2)(3)(7)	Consumer Services	SOFR	6.50%	12.03%	7/25/2028	4,987	4,914	4,991
Tank Holding Corp.	^	(2)(3)(7)	Capital Equipment	SOFR	5.75%	11.21%	3/31/2028	3,823	3,752	3,734
TCFI Aevex LLC	^	(2)(3)(7)	Aerospace & Defense	SOFR	6.00%	11.46%	3/18/2026	1,667	1,653	1,655
Turbo Buyer, Inc.	^	(2)(3)	Automotive	SOFR	6.00%	11.50%	12/2/2025	7,926	7,852	7,823
U.S. Legal Support, Inc.	^	(2)(3)(7)	Business Services	SOFR	5.75%	11.11%	11/30/2024	6,105	6,102	6,024
US INFRA SVCS Buyer, LLC	^	(2)(3)(7)	Environmental Industries	SOFR	6.50%, 0.75% PIK	12.95%	4/13/2026	2,877	2,852	2,650
Westfall Technik, Inc.	^	(2)(3)(7)	Chemicals, Plastics & Rubber	SOFR	6.75%, 0.75% PIK	12.96%	9/13/2024	6,350	6,328	5,853

Consolidated Schedule of Investments as of December 31, 2023
Investments (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
Wineshipping.com LLC	^	(2)(3)(7)	Beverage & Food	SOFR	5.75%	11.29%	10/29/2027	$9,849	$9,567	$9,189
First Lien Debt Total									$226,673	$213,167
Second Lien Debt (10.4% of fair value)
AI Convoy S.A.R.L (United Kingdom)	^	(2)(3)	Aerospace & Defense	SOFR	8.25%	13.80%	1/17/2028	$5,514	$5,439	$5,541
AP Plastics Acquisition Holdings, LLC	^	(2)(3)(7)	Chemicals, Plastics & Rubber	SOFR	7.50%	12.96%	8/10/2029	4,500	4,427	4,436
AQA Acquisition Holdings, Inc.	^	(2)(3)(7)	High Tech Industries	SOFR	7.50%	12.98%	3/3/2029	5,000	4,905	5,000
Quartz Holding Company	^	(2)(7)	Software	SOFR	8.00%	13.46%	4/2/2027	4,852	4,804	4,852
World 50, Inc.	^	(6)	Business Services	FIXED	11.50%	11.50%	1/9/2027	4,918	4,859	4,918
Second Lien Debt Total									$24,434	$24,747
Total Investments									$251,107	$237,914
^ Denotes that all or a portion of the assets are owned by Credit Fund II Sub. Credit Fund II Sub has entered into the Credit Fund II Sub Notes. The lenders of the Credit Fund II Sub Notes have a first lien security interest in substantially all of the assets of Credit Fund II Sub. Accordingly, such assets are not available to creditors of Credit Fund II.
(1)    Unless otherwise indicated, issuers of investments held by Credit Fund II are domiciled in the United States. As of December 31, 2023, the geographical composition of investments as a percentage of fair value was 4.1% in Canada, 1.7% in Luxembourg, 2.3% in the United Kingdom and 91.9% in the United States. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either SOFR or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, Credit Fund II has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2023. As of December 31, 2023, the reference rates for Credit Fund II's variable rate loans were the 30-day SOFR at 5.35%,, the 90-day SOFR at 5.33% and the 180-day SOFR at 5.16%.
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
(7)Loans include a credit spread adjustment that ranges from 0.10% to 0.43%.
(8)Loan is in forbearance as of December 31, 2023.
(9)Loan is on non-accrual status as of December 31, 2023.

Consolidated Schedule of Investments as of December 31, 2022
Investments (1)			Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
First Lien Debt (89.9% of fair value)
Airnov, Inc.	^		(2)(3)	Containers, Packaging & Glass	LIBOR	5.00%	9.75%	12/19/2025	$9,844	$9,833	$9,787
Alpine Acquisition Corp II	^		(2)(3)(7)	Transportation: Cargo	SOFR	5.50%	9.76%	11/30/2026	3,292	3,188	3,170
American Physician Partners, LLC	^		(2)(3)	Healthcare & Pharmaceuticals	SOFR	6.75%, 3.50% PIK	14.67%	2/15/2023	9,074	9,074	7,833
Appriss Health, LLC	^		(2)(3)	Healthcare & Pharmaceuticals	LIBOR	7.25%	11.54%	5/6/2027	7,502	7,375	7,214
Apptio, Inc.	^		(2)(3)	Software	LIBOR	6.00%	9.94%	1/10/2025	5,357	5,314	5,357
Ascend Buyer, LLC	^		(2)(3)(7)	Containers, Packaging & Glass	SOFR	6.25%	10.67%	9/30/2028	9,077	8,924	8,917
Aurora Lux FinCo S.Á.R.L. (Luxembourg)	^		(2)(3)	Software	LIBOR	6.00%	10.32%	12/24/2026	4,311	4,243	4,074
BMS Holdings III Corp.	^		(2)(3)	Construction & Building	LIBOR	5.50%	10.23%	9/30/2026	3,241	3,194	3,183
Chartis Holding, LLC	^		(2)(3)	Business Services	LIBOR	5.00%	9.77%	5/1/2025	9,822	9,810	9,757
Comar Holding Company, LLC	^		(2)(3)	Containers, Packaging & Glass	LIBOR	5.75%	10.47%	6/18/2024	8,621	8,573	8,334
Cority Software Inc. (Canada)	^		(2)(3)	Software	SOFR	5.50%	9.17%	7/2/2026	8,623	8,527	8,539
Dwyer Instruments, Inc.	^		(2)(3)	Capital Equipment	LIBOR	6.00%	10.74%	7/21/2027	9,914	9,863	9,761
EvolveIP, LLC	^		(2)(3)(7)	Telecommunications	SOFR	5.50%	10.09%	6/7/2025	8,621	8,617	8,469
Harbour Benefit Holdings, Inc.	^		(2)(3)	Business Services	LIBOR	5.25%	9.95%	12/13/2024	9,848	9,828	9,789
Hoosier Intermediate, LLC	^		(2)(3)	Healthcare & Pharmaceuticals	LIBOR	5.50%	10.11%	11/15/2028	6,447	6,261	6,094
Integrity Marketing Acquisition, LLC	^		(2)(3)	Diversified Financial Services	LIBOR	6.05%	9.95%	8/27/2025	4,870	4,717	4,708
Integrity Marketing Acquisition, LLC	^		(2)(3)	Diversified Financial Services	LIBOR	6.02%	10.57%	8/27/2025	4,534	4,369	4,371
K2 Insurance Services, LLC	^		(2)(3)	Diversified Financial Services	LIBOR	5.00%	9.73%	7/1/2026	8,922	8,833	8,836
Material Holdings, LLC	^		(2)(3)	Business Services	SOFR	6.00%	10.67%	8/19/2027	7,900	7,829	7,547
Maverick Acquisition, Inc.	^		(2)(3)	Aerospace & Defense	LIBOR	6.25%	10.98%	6/1/2027	7,900	7,760	6,563
NMI AcquisitionCo, Inc.	^		(2)(3)	High Tech Industries	LIBOR	5.75%	10.13%	9/6/2025	8,617	8,617	8,394
PF Atlantic Holdco 2, LLC	^	(2)(3)	(2)(3)	Leisure Products & Services	LIBOR	5.50%	10.25%	11/12/2027	9,950	9,657	9,776
QW Holding Corporation	^	(2)(3)	(2)(3)	Environmental Industries	LIBOR	5.50%	9.64%	8/31/2026	9,947	9,808	9,775
Riveron Acquisition Holdings, Inc.	^		(2)(3)	Diversified Financial Services	LIBOR	5.75%	10.48%	5/22/2025	8,090	8,018	8,090
RSC Acquisition, Inc.	^		(2)(3)(7)	Diversified Financial Services	SOFR	5.50%	9.83%	11/1/2026	8,315	8,215	7,938
TCFI Aevex LLC	^		(2)(3)	Aerospace & Defense	LIBOR	6.00%	10.38%	3/18/2026	1,684	1,664	1,539
Turbo Buyer, Inc.	^		(2)(3)	Automotive	LIBOR	6.00%	11.15%	12/2/2025	8,009	7,901	7,866
U.S. Legal Support, Inc.	^	(2)(3)(7)	(2)(3)(7)	Business Services	SOFR	5.75%	10.33%	11/30/2024	6,170	6,163	6,057
US INFRA SVCS Buyer, LLC	^		(2)(3)	Environmental Industries	LIBOR	6.50%, 0.25% PIK	11.47%	4/13/2026	3,113	3,075	2,954
Westfall Technik, Inc.	^		(2)(3)	Chemicals, Plastics & Rubber	SOFR	6.25%	10.83%	9/13/2024	6,416	6,364	6,280

Consolidated Schedule of Investments as of December 31, 2022
Investments (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
Wineshipping.com LLC	^	(2)(3)	Beverage & Food	LIBOR	5.75%	10.15%	10/29/2027	$9,950	$9,608	$9,161
First Lien Debt Total									$225,222	$220,133
Second Lien Debt (10.1% of fair value)
AI Convoy S.A.R.L (United Kingdom)	^	(2)(3)	Aerospace & Defense	LIBOR	8.25%	12.92%	1/17/2028	$5,514	$5,425	$5,679
AP Plastics Acquisition Holdings, LLC	^	(2)(3)	Chemicals, Plastics & Rubber	LIBOR	7.50%	11.85%	8/10/2029	4,500	4,419	4,318
AQA Acquisition Holdings, Inc.	^	(2)(3)	High Tech Industries	LIBOR	7.50%	12.23%	3/3/2029	5,000	4,893	4,760
Quartz Holding Company	^	(2)	Software	LIBOR	8.00%	12.38%	4/2/2027	4,850	4,792	4,656
World 50, Inc.	^	(6)	Business Services	FIXED	11.50%	11.50%	1/9/2027	5,465	5,383	5,193
Second Lien Debt Total									$24,912	$24,606
Total Investments									$250,134	$244,739
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
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, Credit Fund II has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2022. As of December 31, 2022, the reference rates for Credit Fund II's variable rate loans were the 30-day LIBOR at 4.39%, the 90-day LIBOR at 4.77%, the 180-day LIBOR at 5.14%, the 30-day SOFR at 4.36% and the 90-day SOFR at 4.59%.
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
Credit Fund II Senior Notes
On November 3, 2020 and as amended on December 29, 2021, June 30, 2022 and August 4, 2023, Credit Fund II Sub closed on the Credit Fund II Senior Notes (the “Credit Fund II Senior Notes”) with lenders. The Credit Fund II Senior Notes provides for secured borrowings totaling $157,500 with two tranches, A-1 and A-2 outstanding. The facility is secured by a first lien security interest in substantially all of the portfolio investments held by Credit Fund II Sub. The maturity date of the Credit Fund II Senior Notes is November 3, 2030. Amounts issued for the Class A-1 notes totaled $147,500 and bear interest at a rate of Term SOFR plus 2.85% (LIBOR plus 2.70% prior to the June 30, 2022 amendment), and amounts issued for the Class A-2 notes totaled $10,000 and bear interest at Term SOFR plus 3.35% (LIBOR plus 3.20% prior to the June 30, 2022 amendment). The A-1 Notes were rated AAA, and the A-2 Notes were rated AA by DBRS Morningstar. The terms of the Credit Fund II Senior Notes provide that as loans pay down, up to $100,000 is available from principal proceeds for reinvestment ($50,000 prior to the June 30, 2022 amendment), and then the investment principal proceeds are used to directly pay down the principal balance on the Credit Fund II Senior Notes. As of December 31, 2023 and 2022, Credit Fund II Sub was in compliance with all covenants and other requirements of its respective credit agreements.
7. DERIVATIVE INSTRUMENTS
In November 2023, in connection with the issuance of the 2028 Notes, the Company entered into a five-year interest rate swap agreement with Morgan Stanley Capital Services LLC (“Morgan Stanley”) to mitigate the exposure to adverse fluctuations in interest rates for a total notional amount of $85.0 million, maturing on December 1, 2028. Morgan Stanley has the ability to exercise an early termination commencing on December 1, 2025, subject to providing written notice thirty days prior. Under the interest rate swap agreement, the Company receives a fixed interest of 8.20% and pays a floating rate based on the compounded average daily SOFR rate plus 3.139%. The Company designated this interest rate swap as a hedging instrument to the 2028 Notes.

Refer to Note 3, Fair Value Measurements, to these consolidated financial statements for details related to the fair value measurement of derivatives instruments and Note 8, Borrowings, to these consolidated financial statements for details related to the Company’s 2028 Notes. The Company did not enter into any interest rate swap contracts for the years ended December 31, 2022 and 2021.
The following table details our interest rate swap contracts outstanding as of December 31, 2023.

Counterparty	Maturity Date	Notional Amount	Fair Value	Financial Statement Location of Net Amounts
Morgan Stanley Capital Services LLC	12/1/2028	$85,000	$985	Prepaid expenses and other assets
As a result of the Company’s designation of the interest rate swap as a hedging instrument in a qualifying hedge accounting relationship, the Company is required to record the hedging instrument and the related hedged item at their respective fair values, with all associated changes in those fair values recorded in interest expense and credit facility fees. The net gain recorded in interest expense and credit facility fees was $48 for the year ended December 31, 2023.
The Company’s interest rate swaps are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation and depreciation on derivative instruments are reported net in the accompanying Consolidated Statements of Assets and Liabilities. The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of December 31, 2023:

	Derivative Assets subject to Master Netting Agreement	Derivatives available for Offset	Non-cash Collateral Received	Cash Collateral Received	Net amount of Derivative Assets
Morgan Stanley Capital Services LLC	$985	$—	$—	$(940)	$45

	Derivative Liabilities subject to Master Netting Agreement	Derivatives available for Offset	Non-cash Collateral Pledged	Cash Collateral Pledged	Net amount of Derivative Liabilities
Morgan Stanley Capital Services LLC	$—	$—	$—	$—	$—
8. BORROWINGS
The Company is party to the Credit Facility, as described below. In accordance with the Investment Company Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 150% after such borrowing. For the purposes of the asset coverage ratio under the Investment Company Act, the Preferred Stock, as defined in Note 1, Organization, to these consolidated financial statements is considered a senior security and is included in the denominator of the calculation. As of December 31, 2023, asset coverage was 183.4% and the Company is in compliance with all covenants and other requirements of the credit facility agreement. As of December 31, 2022, asset coverage was 176.8% and the Company was in compliance with all covenants and other requirements of the credit facility agreement.
The following table details the principal amount and carrying amount of the Company’s debt and secured borrowings as of December 31, 2023 and 2022.

	As of December 31,
	2023	2022
Credit Facility	$260,356	$440,441
2024 Notes	190,000	190,000
2028 Notes	85,000	—
2015-1R Notes	449,200	449,200
Total principal amount	984,556	1,079,641
Less: unamortized debt issuance costs	(5,358)	(2,449)
Effective interest rate swap hedge	985	—
Total carrying value	$980,183	$1,077,192

Credit Facility
The Company closed on the Credit Facility on March 21, 2014, which was subsequently amended on January 8, 2015, May 25, 2016, March 22, 2017, September 25, 2018, June 14, 2019, November 8, 2019, October 28, 2020, October 11, 2021, May 25, 2022, and August 31, 2023. The maximum principal amount of the Credit Facility is $790,000 ($745,000 prior to the August 31, 2023 amendment and $688,000 prior to April 21, 2023), pursuant to the terms of the agreement, subject to availability under the Credit Facility, which is based on certain advance rates multiplied by the value of the Company’s portfolio investments (subject to certain concentration limitations) net of certain other indebtedness that the Company may incur in accordance with the terms of the Credit Facility. Proceeds of the Credit Facility may be used for general corporate purposes, including the funding of portfolio investments. Maximum capacity under the Credit Facility may be increased to $1,185,000 ($900,000 prior to the August 31, 2023 amendment), through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Credit Facility includes a $50,000 limit for swingline loans and a $20,000 limit for letters of credit. The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Credit Facility, including amounts drawn in respect of letters of credit, bear interest at either (i) a term benchmark rate of the Adjusted Term SOFR Rate, the Adjusted Euribor Rate, or the applicable Local Rate, as the case may be, or (ii) an Alternate Base Rate (which is the highest of (a) the Prime Rate, (b) the NYFRB Rate plus 0.50%, or (c) the Adjusted Term SOFR Rate for one month plus 1.00%) plus an applicable margin, each capitalized term as defined in the Credit Facility. The applicable margin for a term benchmark rate loan will be up to 1.875% and for an Alternate Base Rate loan will be up to 0.875%, in each case depending on the level of the gross borrowing base compared to the combined debt amount. Prior to the May 25, 2022 amendment, amounts drawn under the Credit Facility bore interest at either LIBOR plus an applicable spread of 2.25%, or an alternative base rate (which is the highest of a prime rate, the federal funds effective rate plus 0.50%, or one month LIBOR plus 1.00%) plus an applicable spread of 1.25%. The Company may elect either the term benchmark rate or the Alternative Base Rate at the time of drawdown, and loans may be converted from one rate to another at any time, subject to certain conditions. The Company also pays a fee of 0.375% on undrawn amounts under the Credit Facility and, in respect of each undrawn letter of credit, a fee and interest rate equal to the then-applicable margin under the Credit Facility while the letter of credit is outstanding. The availability period under the Credit Facility will terminate on August 31, 2027 (May 25, 2026 prior to the August 31, 2023 amendment). Prior to the August 31, 2023 amendment, the Credit Facility had a maturity date of May 25, 2027. The maturity date for $655,000 of the $790,000 principal amount was extended to August 31, 2028 as part of the August 31, 2023 amendment. On May 25, 2026, $135,000 of commitments will terminate. During the period from May 25, 2026 to August 31, 2028, the Company will be obligated to make mandatory prepayments under the Credit Facility out of the proceeds of certain asset sales, other recovery events and equity and debt issuances.
Subject to certain exceptions, the Credit Facility is secured by a first lien security interest in substantially all of the portfolio investments held by the Company. The Credit Facility includes customary covenants, including certain financial covenants related to asset coverage, shareholders’ equity and liquidity, certain limitations on the incurrence of additional indebtedness and liens, and other maintenance covenants, as well as usual and customary events of default for senior secured revolving credit facilities of this nature. As of December 31, 2023 and December 31, 2022, the Company was in compliance with all covenants and other requirements of the Credit Facility.
Below is a summary of the borrowings and repayments under the Credit Facility for the years ended December 31, 2023, 2022 and 2021, and the outstanding balances under the Credit Facility for the respective periods.

	For the years ended December 31,
	2023	2022	2021
Outstanding Borrowing, beginning of period	$440,441	$407,655	$347,949
Borrowings	166,792	372,246	419,205
Repayments	(350,408)	(332,758)	(357,500)
Foreign currency translation	3,531	(6,702)	(1,999)
Outstanding Borrowing, end of period	$260,356	$440,441	$407,655

The Credit Facility consisted of the following as of December 31, 2023 and 2022:

	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
December 31, 2023	$790,000	$260,356	$529,644	$359,675
December 31, 2022	$688,000	$440,441	$247,559	$247,902
(1)The unused portion is the amount upon which commitment fees are based.
(2)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
For the years ended December 31, 2023, 2022 and 2021, the components of interest expense and credit facility fees of the Credit Facility were as follows:

	For the years ended December 31,
	2023	2022	2021
Interest expense	$27,189	$15,463	$9,219
Facility unused commitment fee	1,297	1,129	1,161
Amortization of deferred financing costs and debt issuance costs	763	855	763
Total interest expense and credit facility fees	$29,249	$17,447	$11,143
Cash paid for interest expense and credit facility fees	$28,645	$15,528	$9,890

Weighted average principal debt outstanding	$391,923	$399,877	$382,126
Weighted average interest rate(1)	6.84%	3.81%	2.38%
(1)Excludes facility unused commitment fee and amortization of deferred financing costs and debt issuance costs.
    As of December 31, 2023 and 2022, the components of interest and credit facilities payable of the Credit Facility were as follows:

	As of December 31,
	2023	2022
Interest expense payable	$209	$1,131
Unused commitment fees payable	462	—
Interest and credit facilities payable	$671	$1,131

Weighted average interest rate	7.21%	6.04%
Senior Notes
On December 30, 2019, the Company closed a private offering of $115.0 million in aggregate principal amount of 4.75% senior unsecured notes due December 31, 2024 (the “2019 Notes”). Interest is payable quarterly, beginning March 31, 2020. On December 11, 2020, the Company issued an additional $75.0 million aggregate principal amount of 4.50% senior unsecured notes due December 31, 2024 (the “2020 Notes” and together with the 2019 Notes, the “2024 Notes”). Interest is payable quarterly, beginning December 31, 2020.
The interest rate on the 2024 Notes is subject to increase (up to an additional 1.00% over the stated rate of such notes) in the event that, subject to certain exceptions, the 2024 Notes cease to have an investment grade rating. The Company is obligated to offer to repay the notes at par if certain change in control events occur.
On November 20, 2023, the Company completed a public offering of $85.0 million in aggregate principal of 8.20% senior unsecured notes due December 1, 2028 (the “2028 Notes” and together with the 2024 Notes, the “Senior Notes”). The Company may redeem the 2028 Notes in whole or in part at its option on or after December 1, 2025.
The Senior Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.

The following table details our Senior Notes as of December 31, 2023 and 2022:

	As of December 31,
	2023	2022
2024 Notes	$190,000	$190,000
2028 Notes	85,000	—
Total principal amount	$275,000	$190,000
Less: unamortized debt issuance costs	(3,434)	(278)
Effective interest rate swap hedge	985	—
Total carrying value	$272,551	$189,722
Interest expense on the Senior Notes during the years ended December 31, 2023, 2022 and 2021 was $9,859, $8,838, and $8,837 respectively. The interest expense on the Senior Notes for the year ended December 31, 2023 is inclusive of net interest expense related to interest rate swaps.
The note purchase agreement relating to the 2024 Notes, as supplemented by the first supplement contains customary terms and conditions for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a business development company within the meaning of the Investment Company Act and a regulated investment company under the Code, minimum asset coverage ratio and interest coverage ratio, and prohibitions on certain fundamental changes at the Company or any subsidiary guarantor, as well as customary events of default with customary cure and notice, including, without limitation, nonpayment, breach of covenant, material breach of representation or warranty under the note purchase agreement, cross-acceleration under other indebtedness of the Company or certain significant subsidiaries, certain judgments and orders, and certain events of bankruptcy. As of December 31, 2023 and 2022, the Company was in compliance with these terms and conditions.
The indenture relating to the 2028 Notes, as supplemented by the first supplemental indenture, contains certain covenants, including certain covenants requiring the Company to comply with Section 18(a)(1)(A) as modified by Section 61(a)(2) of the 1940 Act, whether or not the Company continues to be subject to such provisions of the 1940 Act, but giving effect, in either case, to any exemptive relief granted to the Company by the SEC; to comply with Section 18(a)(1)(B) as modified by Section 61(a)(2) of the 1940 Act, and subject to certain other exceptions. These covenants are subject to important limitations and exceptions that are described in the indenture. The indenture does not limit the amount of debt (including secured debt) that may be issued by us or our subsidiaries under the indenture or otherwise. As of December 31, 2023, the Company was in compliance with these terms and conditions.
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
(a)$234,800 AAA Class A-1-1-R Notes, which bear interest at the three-month SOFR plus a Term SOFR adjustment and 1.55%;

(b)$50,000 AAA Class A-1-2-R Notes, which bear interest at the three-month SOFR plus a Term SOFR adjustment and 1.78%;
(c)$25,000 AAA Class A-1-3-R Notes, which bear interest at 4.56%;
(d)$66,000 Class A-2-R Notes, which bear interest at the three-month SOFR plus a Term SOFR adjustment and 2.20%;
(e)$46,400 single-A Class B Notes, which bear interest at the three-month SOFR plus a Term SOFR adjustment and 3.15%; and
(f)$27,000 BBB- Class C Notes, which bear interest at the three-month SOFR plus a Term SOFR adjustment and 4.00%.
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
During the reinvestment period, pursuant to the indenture governing the 2015-1R Notes, all principal collections received on the underlying collateral may be used by the 2015-1 Issuer to purchase new collateral under the direction of Investment Adviser in its capacity as collateral manager under a collateral management agreement (the “Collateral Management Agreement”) of the 2015-1 Issuer and in accordance with the Company’s investment strategy.
Pursuant to the Collateral Management Agreement, the 2015-1 Issuer pays management fees (comprised of base management fees, subordinated management fees and incentive management fees) to the Investment Adviser for rendering collateral management services. As per the Collateral Management Agreement, for the period the Company retains all of the 2015-1 Issuer Preferred Interests, the Investment Adviser does not earn management fees for providing such collateral management services. The Company currently retains all of the 2015-1 Issuer Preferred Interests, thus the Investment Adviser did not earn any management fees from the 2015-1 Issuer for the years ended December 31, 2023 and 2022. Any such waived fees may not be recaptured by the Investment Adviser.
Pursuant to an undertaking by the Company in connection with the 2015-1 Debt Securitization Refinancing, the Company has agreed to hold on an ongoing basis the 2015-1 Issuer Preferred Interests with an aggregate dollar purchase price at least equal to 5% of the aggregate outstanding amount of all collateral obligations by the 2015-1 Issuer for so long as any securities of the 2015-1 Issuer remain outstanding. As of December 31, 2023, the Company was in compliance with its undertaking.
As of December 31, 2023, the 2015-1R Notes were secured by 70 first lien and second lien senior secured loans with a total fair value of approximately $529,471 and cash of $37,891. The pool of loans in the securitization must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture governing the 2015-1R Notes.
The carrying value of the 2015-1R Notes as of December 31, 2023 and 2022 is $447,276 and $447,029, respectively. The carrying value is presented net of unamortized debt issuance costs of $1,924 and $2,171 as of December 31, 2023 and 2022, respectively.
For the years ended December 31, 2023 and 2022, the effective annualized weighted average interest rates, which include amortization of debt issuance costs on the 2015-1R Notes, were 7.16% and 3.91%, respectively, based on benchmark rates. As of December 31, 2023 and 2022, the weighted average interest rates were 7.49% and 6.00%, respectively, based on benchmark rates.

For the years ended December 31, 2023, 2022 and 2021, the components of interest expense on the 2015-1R Notes were as follows:

	For the years ended December 31,
	2023	2022	2021
Interest expense	$32,356	$17,535	$10,526
Amortization of deferred financing costs and debt issuance costs	247	141	247
Total interest expense and credit facility fees	$32,603	$17,676	$10,773
Cash paid for interest expense and credit facility fees	$30,875	$14,117	$10,628
As of December 31, 2023 and 2022, $7,098 and $5,618, respectively, of interest expense related to the 2015-1R Notes was included in interest and credit facility fees payable.
9. COMMITMENTS AND CONTINGENCIES
A summary of significant contractual payment obligations was as follows as of December 31, 2023 and 2022:

	As of December 31,
Payment Due by Period	2023	2022
Less than one year	$—	$—
1-3 years	190,000	190,000
3-5 years	345,356	440,441
More than 5 years	449,200	449,200
Total	$984,556	$1,079,641
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of December 31, 2023 and 2022 for any such exposure.
The Company has in the past, currently is and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments. The Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par/Principal Amount as of December 31,
	2023	2022
Unfunded delayed draw commitments	$68,017	$83,743
Unfunded revolving loan commitments	66,392	74,463
Total unfunded commitments	$134,409	$158,206
10. NET ASSETS
The Company has the authority to issue 198,000,000 shares of common stock, par value $0.01 per share, of which 50,794,941 and 51,060,136 were issued and outstanding as of December 31, 2023 and 2022, respectively. The Company has 2,000,000 shares of preferred stock, par value $0.01 per share, which are fully issued and outstanding as of December 31, 2023 and 2022.
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

    The Preferred Stock is convertible, in whole or in part, at the option of the holder of the Preferred Stock into the number of shares of common stock equal to the Liquidation Preference plus any accumulated but unpaid dividends, divided by an initial conversion price of $9.50, subject to certain adjustments to prevent dilution as set forth in the Company's articles supplementary (the “Articles Supplementary”) that establishes the terms of the Preferred Stock. The conversion price as of December 31, 2023 was $9.10. Effective as of May 5, 2023, the Company, with the approval of the Board of Directors, including a majority of the Independent Directors, has the option to redeem all of the Preferred Stock for cash consideration equal to the Liquidation Preference plus any accumulated but unpaid dividends. The holders of the Preferred Stock have the right to convert all or a portion of their shares of Preferred Stock prior to the date fixed for such redemption. Effective as of May 5, 2027, the holders of the Preferred Stock have the option to require the Company to redeem any or all of the then-outstanding Preferred Stock upon 90 days’ notice. The form of consideration used in any such redemption is at the option of the Board of Directors, including a majority of the Independent Directors, and may be cash consideration equal to the Liquidation Preference plus any accumulated but unpaid dividends, or shares of common stock. Holders also have the right to redeem the Preferred Stock upon a Change in Control (as defined in the Articles Supplementary).
The following table summarizes the Company’s dividends declared on the Preferred Stock during the three most recent fiscal years. Unless otherwise noted, dividends were declared and paid, or are payable, in cash.

Date Declared	Record Date	Payment Date	Per Share Amount
2021
March 31, 2021	March 31, 2021	March 31, 2021	$0.438
June 30, 2021	June 30, 2021	June 30, 2021	0.438
September 30, 2021	September 30, 2021	September 30, 2021	0.438
December 29, 2021	December 31, 2021	December 31, 2021	0.438
Total			$1.752
2022
March 25, 2022	March 31, 2022	March 31, 2022	$0.438
June 27, 2022	June 30, 2022	June 30, 2022	0.438
September 22, 2022	September 30, 2022	September 30, 2022	0.438
December 16, 2022	December 30, 2022	December 30, 2022	0.438
Total			$1.752
2023
March 23, 2023	March 31, 2023	March 31, 2023	$0.438
June 27, 2023	June 30, 2023	June 30, 2023	0.438
September 19, 2023	September 29, 2023	September 29, 2023	0.438
December 19, 2023	December 29, 2023	December 29, 2023	0.438
Total			$1.752
Company Stock Repurchase Program
On November 2, 2023, the Company's Board of Directors approved the continuation of the Company's $200 million stock repurchase program (the “Stock Repurchase Program”) until November 5, 2024, or until the approved dollar amount has been used to repurchase shares of common stock. This program may be suspended, extended, modified or discontinued by the Company at any time, subject to applicable law. The Company's Stock Repurchase Program was originally approved by the Company's Board of Directors on November 5, 2018 and announced on November 6, 2018. Since the inception of the Company’s Stock Repurchase Program through December 31, 2023, the Company has repurchased 11,773,718 shares of the Company's common stock at an average cost of $13.40 per share, or $157,737 in the aggregate, resulting in accretion to net assets per share of $0.65.
Changes in Net Assets
For the years ended December 31, 2023, 2022 and 2021, the Company repurchased and extinguished 265,195, 2,082,318 and 2,177,855 shares for $3,993, $28,457 and $28,439, respectively. There were no shares of common stock issued related to capital activity during the years ended December 31, 2023, 2022 and 2021.

The following table summarizes capital activity during the year ended December 31, 2023:

	Preferred Stock		Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount	Shares	Amount
Balance, January 1, 2023	2,000,000	$50,000	51,060,136	$511	$1,022,224	$(1,633)	$43,097	$(129,061)	$(67,715)	$917,423
Repurchase of common stock	—	—	(265,195)	(3)	(3,990)	—	—	—	—	(3,993)
Net investment income (loss)	—	—	—	—	—	—	109,971	—	—	109,971
Net realized gain (loss)	—	—	—	—	—	—	—	(20,853)	—	(20,853)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	—	—	—	3,162	3,162
Dividends declared on common stock and preferred stock	—	—	—	—	—	—	(92,898)	—	—	(92,898)
Tax reclassification of stockholders’ equity in accordance with U.S. GAAP	—	—	—	—	(2,553)	—	2,393	160	—	—
Balance, December 31, 2023	2,000,000	$50,000	50,794,941	$508	$1,015,681	$(1,633)	$62,563	$(149,754)	$(64,553)	$912,812
The following table summarizes capital activity during the year ended December 31, 2022:

	Preferred Stock		Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount	Shares	Amount
Balance, January 1, 2022	2,000,000	$50,000	53,142,454	$532	$1,052,427	$(1,633)	$19,562	$(123,297)	$(48,787)	$948,804
Repurchase of common stock	—	—	(2,082,318)	(21)	(28,436)	—	—	—	—	(28,457)
Net investment income (loss)	—	—	—	—	—	—	104,042	—	—	104,042
Net realized gain (loss)	—	—	—	—	—	—	—	523	—	523
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	—	—	—	(18,928)	(18,928)
Dividends declared on common stock and preferred stock	—	—	—	—	—	—	(88,561)	—	—	(88,561)
Tax reclassification of stockholders’ equity in accordance with U.S. GAAP	—	—	—	—	(1,767)	—	8,054	(6,287)	—	—
Balance, December 31, 2022	2,000,000	$50,000	51,060,136	$511	$1,022,224	$(1,633)	$43,097	$(129,061)	$(67,715)	$917,423

The following table summarizes capital activity during the year ended December 31, 2021:

	Preferred Stock		Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount	Shares	Amount
Balance, January 1, 2021	2,000,000	$50,000	55,320,309	$553	$1,081,436	$(1,633)	$14,568	$(140,133)	$(103,428)	$901,363
Repurchase of common stock	—	—	(2,177,855)	(21)	(28,418)	—	—	—	—	(28,439)
Net investment income (loss)	—	—	—	—	—	—	86,851	—	—	86,851
Net realized gain (loss)	—	—	—	—	—	—	—	18,861	—	18,861
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	—	—	—	54,641	54,641
Dividends declared on common stock and preferred stock	—	—	—	—	—	—	(84,473)	—	—	(84,473)
Tax reclassification of stockholders’ equity in accordance with U.S. GAAP	—	—	—	—	(591)	—	2,616	(2,025)	—	—
Balance, December 31, 2021	2,000,000	$50,000	53,142,454	$532	$1,052,427	$(1,633)	$19,562	$(123,297)	$(48,787)	$948,804
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
Basic and diluted earnings per common share were as follows:

	For the years ended December 31,
	2023		2022		2021
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net increase (decrease) in net assets resulting from operations attributable to Common Stockholders	$88,780	$92,280	$82,137	$85,637	$156,853	$160,353
Weighted-average common shares outstanding	50,817,659	56,311,555	52,112,420	57,482,099	54,244,432	59,531,683
Basic and diluted earnings per share	$1.75	$1.64	$1.58	$1.49	$2.89	$2.69

The following table summarizes updates to the Company’s dividend policy as of December 31, 2023. The dividend policy is subject to change by the Board of Directors in its sole discretion at any time.

Record Date	Base Dividend Per Share
September 30, 2020	$0.32
September 30, 2022	$0.34
December 30, 2022	$0.36
March 31, 2023	$0.37
The following table summarizes the Company’s dividends declared on its common stock during the three most recent fiscal years:

Date Declared	Record Date	Payment Date	Per Common Share Amount
February 22, 2021	March 31, 2021	April 16, 2021	$0.32
February 22, 2021	March 31, 2021	April 16, 2021	$0.05	(1)
May 3, 2021	June 30, 2021	July 15, 2021	$0.32
May 3, 2021	June 30, 2021	July 15, 2021	$0.04	(1)
August 2, 2021	September 30, 2021	October 15, 2021	$0.32
August 2, 2021	September 30, 2021	October 15, 2021	$0.06	(1)
November 1, 2021	December 31, 2021	January 14, 2022	$0.32
November 1, 2021	December 31, 2021	January 14, 2022	$0.07	(1)
February 18, 2022	March 31, 2022	April 15, 2022	$0.32
February 18, 2022	March 31, 2022	April 15, 2022	$0.08	(1)
May 2, 2022	June 30, 2022	July 15, 2022	$0.32
May 2, 2022	June 30, 2022	July 15, 2022	$0.08	(1)
August 8, 2022	September 30, 2022	October 14, 2022	$0.34
August 8, 2022	September 30, 2022	October 14, 2022	$0.06	(1)
October 31, 2022	December 30, 2022	January 16, 2023	$0.36
October 31, 2022	December 30, 2022	January 16, 2023	$0.08	(1)
February 21, 2023	March 31, 2023	April 14, 2023	$0.37
February 21, 2023	March 31, 2023	April 14, 2023	$0.07	(1)
May 4, 2023	June 30, 2023	July 18, 2023	$0.37
May 4, 2023	June 30, 2023	July 18, 2023	$0.07	(1)
August 3, 2023	September 29, 2023	October 17, 2023	$0.37
August 3, 2023	September 29, 2023	October 17, 2023	$0.07	(1)
November 2, 2023	December 29, 2023	January 18, 2024	$0.37
November 2, 2023	December 29, 2023	January 18, 2024	$0.07	(1)
(1)Represents a special/supplemental dividend.

11. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of consolidated financial highlights for the years ended December 31, 2023, 2022, 2021, 2020 and 2019:

	For the years ended December 31,
	2023	2022	2021	2020	2019
Per Common Share Data:
Net asset value per common share, beginning of year	$16.99	$16.91	$15.39	$16.56	$17.09
Net investment income (loss)(1)	2.10	1.93	1.53	1.54	1.79
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	(0.35)	(0.35)	1.36	(1.46)	(0.75)
Net increase (decrease) in net assets resulting from operations	1.75	1.58	2.89	0.08	1.04
Dividends declared(2)	(1.76)	(1.64)	(1.50)	(1.47)	(1.74)
Other(3)	—	0.01	0.03	—	—
Accretion due to share repurchases	0.01	0.13	0.10	0.22	0.17
Net asset value per common share, end of year	$16.99	$16.99	$16.91	$15.39	$16.56
Market price per common share, end of year	$14.96	$14.31	$13.73	$10.26	$13.38
Number of common shares outstanding, end of year	50,794,941	51,060,136	53,142,454	55,320,309	57,763,811
Total return based on net asset value(4)	12.59%	13.00%	19.62%	1.81%	7.08%
Total return based on market price(5)	17.71%	17.22%	48.44%	(12.33)%	21.94%
Net assets attributable to Common Stockholders, end of year	$862,812	$867,423	$898,804	$851,363	$956,471
Ratio to average net assets attributable to Common Stockholders:
Expenses before incentive fees	12.66%	9.23%	7.62%	8.48%	8.79%
Expenses after incentive fees	15.29%	11.65%	9.63%	10.59%	11.05%
Expenses gross of waiver, after incentive fees	15.29%	11.65%	9.63%	10.59%	11.05%
Net investment income (loss)(6)	12.77%	11.75%	9.91%	10.08%	10.47%
Interest expense and credit facility fees	8.33%	4.96%	3.51%	4.49%	5.22%
Ratios/Supplemental Data:
Asset coverage, end of period	183.40%	176.79%	181.94%	182.09%	181.01%
Portfolio turnover	12.05%	30.00%	45.44%	33.06%	38.97%
Weighted-average common shares outstanding	50,817,659	52,112,420	54,244,432	56,421,137	60,189,502
(1)Net investment income (loss) per common share was calculated as net investment income (loss) less the preferred dividend for the year divided by the weighted average number of common shares outstanding for the year.
(2)Dividends declared per common share was calculated as the sum of dividends on common stock declared during the year divided by the number of common shares outstanding at each respective quarter-end date (refer to Note 10, Net Assets, to these consolidated financial statements).
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
(6)These ratios to average net assets attributable to Common Stockholders have not been annualized.

The following is a schedule of consolidated financial highlights for the years ended December 31, 2018, 2017, 2016, 2015 and 2014:

	For the years ended December 31,
	2018	2017	2016	2015	2014
Per Common Share Data:
Net asset value per common share, beginning of year	$18.12	$18.32	$18.14	$18.86	$19.42
Net investment income (loss)(1)	1.73	1.74	1.65	1.43	1.09
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	(1.10)	(0.19)	0.20	(0.52)	(0.49)
Net increase (decrease) in net assets resulting from operations	0.63	1.55	1.85	0.91	0.60
Dividends declared(2)	(1.68)	(1.64)	(1.68)	(1.74)	(1.25)
Other(3)	—	—	—	—	—
Accretion due to share repurchases	0.02	—	—	—	—
Effect of offering price of subscriptions and the offering price of common stock in the IPO, net of underwriting and offering costs	—	(0.11)	0.01	0.11	0.09
Net asset value per common share, end of year	$17.09	$18.12	$18.32	$18.14	$18.86
Market price per common share, end of year	$12.40	$20.04	n/a	n/a	n/a
Number of common shares outstanding, end of year	62,230,251	62,207,603	41,702,318	31,524,083	17,932,697
Total return based on net asset value(4)	3.59%	7.86%	10.25%	5.41%	3.55%
Total return based on market price(5)	(29.74)%	14.97%	n/a	n/a	n/a
Net assets attributable to Common Stockholders, end of year	$1,063,218	$1,127,304	$764,137	$571,726	$338,257
Ratio to average net assets attributable to Common Stockholders:
Expenses before incentive fees	6.77%	5.25%	5.46%	5.11%	5.78%
Expenses after incentive fees	8.81%	7.39%	7.69%	6.94%	7.15%
Expenses gross of waiver, after incentive fees	8.81%	7.97%	8.62%	7.86%	7.98%
Net investment income (loss)(6)	9.64%	9.35%	8.93%	7.33%	5.45%
Interest expense and credit facility fees	3.57%	2.69%	2.85%	2.37%	2.56%
Ratios/Supplemental Data:
Asset coverage, end of period	210.31%	234.86%	209.97%	212.70%	209.67%
Portfolio turnover	45.88%	49.18%	32.39%	26.04%	28.06%
Weighted-average common shares outstanding	62,533,614	52,997,450	36,152,390	24,830,200	13,091,544
(1)Net investment income (loss) per common share was calculated as net investment income (loss) less the preferred dividend for the year divided by the weighted average number of common shares outstanding for the year.
(2)Dividends declared per common share was calculated as the sum of dividends on common stock declared during the year divided by the number of common shares outstanding at each respective quarter-end date (refer to Note 10, Net Assets, to these consolidated financial statements).
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

Class and Year/Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Total Senior Securities
December 31, 2023	$1,034.6	$1,834.0	—	N/A
December 31, 2022	$1,129.6	$1,768.0	—	N/A
December 31, 2021	$1,096.9	$1,819.0	—	N/A
December 31, 2020	$1,037.1	$1,821.0	—	N/A
December 31, 2019	$1,180.8	$1,810.0	—	N/A
December 31, 2018	$963.8	$2,103.0	—	N/A
December 31, 2017	$835.9	$2,349.0	—	N/A
December 31, 2016	$694.9	$2,100.0	—	N/A
December 31, 2015	$507.3	$2,127.0	—	N/A
December 31, 2014	$308.4	$2,097.0	—	N/A
December 31, 2013	$66.8	$3,784.0	—	N/A
SPV Credit Facility(5)
December 31, 2019	$232.5	$356.0	—	N/A
December 31, 2018	$224.1	$489.0	—	N/A
December 31, 2017	$287.4	$808.0	—	N/A
December 31, 2016	$252.9	$764.0	—	N/A
December 31, 2015	$170.3	$714.0	—	N/A
December 31, 2014	$246.4	$1,675.0	—	N/A
December 31, 2013	$66.8	$3,784.0	—	N/A
Credit Facility(6)
December 31, 2023	$260.4	$462.0	—	N/A
December 31, 2022	$440.4	$689.0	—	N/A
December 31, 2021	$407.7	$676.0	—	N/A
December 31, 2020	$347.9	$611.0	—	N/A
December 31, 2019	$384.1	$589.0	—	N/A
December 31, 2018	$290.5	$634.0	—	N/A
December 31, 2017	$275.5	$774.0	—	N/A
December 31, 2016	$169.0	$511.0	—	N/A
December 31, 2015	$64.0	$268.0	—	N/A
December 31, 2014	$62.0	$421.0	—	N/A
2015-1 Notes(7)
December 31, 2017	$273.0	$767.0	—	N/A
December 31, 2016	$273.0	$825.0	—	N/A
December 31, 2015	$273.0	$1,145.0	—	N/A
2015-1R Notes(7)
December 31, 2023	$449.2	$796.0	—	N/A
December 31, 2022	$449.2	$703.0	—	N/A
December 31, 2021	$449.2	$745.0	—	N/A
December 31, 2020	$449.2	$789.0	—	N/A
December 31, 2019	$449.2	$689.0	—	N/A
December 31, 2018	$449.2	$980.0	—	N/A
2019 Notes(8)
December 31, 2023	$115.0	$204.0	—	N/A
December 31, 2022	$115.0	$180.0	—	N/A
December 31, 2021	$115.0	$191.0	—	N/A
December 31, 2020	$115.0	$202.0	—	N/A
December 31, 2019	$115.0	$176.0	—	N/A

Class and Year/Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
2020 Notes(9)
December 31, 2023	$75.0	$133.0	—	N/A
December 31, 2022	$75.0	$117.0	—	N/A
December 31, 2021	$75.0	$124.0	—	N/A
December 31, 2020	$75.0	$132.0	—	N/A
2028 Notes(10)
December 31, 2023	$85.0	$151.0	—	N/A
Preferred Stock(11)
December 31, 2023	$50.0	$89.0	—	N/A
December 31, 2022	$50.0	$78.0	—	N/A
December 31, 2021	$50.0	$83.0	—	N/A
December 31, 2020	$50.0	$88.0	—	N/A
(1)Total amount of each class of senior securities outstanding at the end of the period presented.
(2)Asset coverage per unit is the ratio of the carrying value of the Company’s total assets, less all liabilities excluding indebtedness represented by senior securities in this table, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness and is calculated on a consolidated basis.
(3)The amount to which such class of senior security would be entitled upon the Company’s involuntary liquidation in preference to any security junior to it. The “—” in this column indicates information that the SEC expressly does not require to be disclosed for certain types of senior securities.
(4)Not applicable because the senior securities are not registered for public trading.
(5)On May 24, 2013, the SPV closed on a senior secured credit facility (the “SPV Credit Facility”). On December 11, 2020, the SPV repaid all outstanding amounts under the SPV Credit Facility and the facility was terminated.
(6)On March 21, 2014, the Company closed on the Credit Facility.
(7)On June 26, 2015, the Company completed a $400 million term debt securitization (the “2015-1 Debt Securitization”). The notes offered in the 2015-1 Debt Securitization (the “2015-1 Notes”) were issued by the 2015-1 Issuer. On August 30, 2018, the 2015-1 Issuer refinanced the 2015-1 Debt Securitization (the “2015-1 Debt Securitization Refinancing”) by redeeming in full the 2015-1 Notes and issuing the 2015-1R Notes.
(8)On December 30, 2019, the Company closed a private offering of the 2019 Notes.
(9)On December 11, 2020, the Company closed a private offering of the 2020 Notes.
(10)On November 20, 2023, the Company completed a public offering of the 2028 Notes.
(11)On May 5, 2020, the Company issued the Preferred Stock.
12. LITIGATION
The Company may become party to certain lawsuits in the ordinary course of business. The Company does not believe that the outcome of current matters, if any, will materially impact the Company or its consolidated financial statements. As of December 31, 2023 and 2022, the Company was not subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company.
In addition, portfolio investments of the Company could be the subject of litigation or regulatory investigations in the ordinary course of business. The Company does not believe that the outcome of any current contingent liabilities of its portfolio investments, if any, will materially affect the Company or these consolidated financial statements.
13. TAX
The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of December 31, 2023 and 2022.
In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. As of December 31, 2023 and 2022, the Company had filed tax returns. The Company’s federal tax returns are generally subject to examination by the Internal Revenue Service for a period of three years after they are filed.
Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are reclassified among the Company’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from U.S. GAAP. As of December 31, 2023 and 2022, permanent differences primarily due to non-deductible excise tax, non-deductible offering costs, and the tax treatment of partnership investments resulted in a net increase in distributable earnings (loss) by $2,553 and $1,767, respectively, and net decrease in additional paid-in capital in excess of par by $2,553 and $1,767, respectively, on the Consolidated Statements of Assets and Liabilities. Total earnings and NAV were not affected.

The tax character of the distributions paid for the fiscal years ended December 31, 2023, 2022 and 2021 was as follows:

	For the years ended December 31,
	2023	2022	2021
Ordinary income	$92,898	$88,561	$84,473
Tax return of capital	$—	$—	$—
Income Tax Information and Distributions to Stockholders
As of December 31, 2023 and 2022, the components of accumulated earnings (deficit) on a tax basis were as follows:

	As of December 31,
	2023	2022
Undistributed ordinary income	$63,107	$48,149
Other book/tax temporary differences(1)	(525)	(530)
Capital loss carryforwards	(153,369)	(130,222)
Net unrealized appreciation (depreciation) on investments and currency unrealized appreciation (depreciation) on non-investment assets and liabilities(2)	(60,957)	(71,076)
Total accumulated earnings (deficit)	$(151,744)	$(153,679)
(1)Consists of the unamortized portion of organization costs as of December 31, 2023 and 2022, respectively.
(2)The difference between the book-basis and tax-basis unrealized appreciation (depreciation) on investments is attributable primarily to the tax treatment of partnership investments, return of capital distributions from underlying investments, the tax treatment of contingent payment debt instruments, and material modifications of investments.
As of December 31, 2023 and 2022, the cost of investments for federal income tax purposes and gross unrealized appreciation and depreciation on investments and currency unrealized appreciation (depreciation) on non-investment assets and liabilities were as follows:

	As of December 31,
	2023	2022
Cost of investments	$1,901,299	$1,979,816
Gross unrealized appreciation	46,846	23,216
Gross unrealized depreciation	(107,803)	(94,292)
Net unrealized appreciation (depreciation)	$(60,957)	$(71,076)
For tax purposes, net realized capital losses may be carried over to offset future capital gains, if any. Funds are permitted to carry forward capital losses for an indefinite period, and such losses will retain their character as either short-term or long-term capital losses. As of December 31, 2023 and 2022, the Company had $153,369 and $130,222, of capital loss carryforwards, respectively, of which $27,003 and $18,006 were short-term capital loss carryforwards, respectively, and $126,366 and $112,216 were long-term capital loss carryforwards, respectively.
14. SUBSEQUENT EVENTS
Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed below and elsewhere in these consolidated financial statements.
On February 20, 2024, the Board of Directors declared a base quarterly common stock dividend of $0.40 per share plus a supplemental common stock dividend of $0.08 per share, which are payable on April 17, 2024 to common stockholders of record on March 29, 2024.

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
Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting as of December 31, 2023 was effective.
Attestation Report of the Registered Public Accounting Firm
Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting, which is contained in Part II, Item 8 of this Form 10-K, “Financial Statements and Supplementary Data.”
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
    During the three months ended December 31, 2023, no director or Section 16 officer of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2024 annual meeting of stockholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.
Information relating to our codes of ethics, which apply to, among others, our Chief Executive Officer and Chief Financial Officer, is included in Part I, Item 1 of this Form 10-K “Business-Regulation-Code of Ethics.”
Item 11. Executive Compensation
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2024 annual meeting of stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2024 annual meeting of stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2024 annual meeting of stockholders.
Item 14. Principal Accountant Fees and Services
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2024 annual meeting of stockholders.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Documents filed as part of this annual report
The following reports and consolidated financial statements are set forth in Part II, Item 8 of this Form 10-K:
(b) Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

2.1	Contribution Agreement, dated November 3, 2020, by and between TCG BDC, Inc. and Middle Market Credit Fund II, LLC.(25)

3.1	Articles of Amendment and Restatement(1)

3.2	Articles of Amendment(13)

3.3	Articles Supplementary of TCG BDC, Inc.(23)

3.4	Amended and Restated Bylaws(2)

3.5	First Amendment to the Amended and Restated Bylaws(14)

4.1	Form of Subscription Agreement for Private Offerings(3)

4.2	Description of Registered Securities*

4.3	Registration Rights Agreement, dated as of May 5, 2020, by and between TCG BDC, Inc. and Carlyle Investment Management L.L.C.(24)

4.4	Indenture, dated November 20, 2023, between Carlyle Secured Lending, Inc., as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee.(31)

4.5	First Supplemental Indenture, dated as of November 20, 2023, between Carlyle Secured Lending, Inc. and The Bank of New York Mellon Trust Company, N.A.(32)

10.1	Indenture, dated as of June 26, 2015, between Carlyle GMS Finance MM CLO 2015-1 LLC, as issuer, and State Street Bank and Trust Company, as trustee(9)

10.2	Dividend Reinvestment Plan for TCG BDC, Inc.(17)

10.3	Second Amended and Restated Investment Advisory Agreement, dated August 6, 2018, by and between the Company and Carlyle Global Credit Investment Management L.L.C.(19)

10.4	Custodian Agreement, dated March 21, 2012, between Carlyle GMS Finance, Inc. and State Street Bank and Trust Company, as custodian(16)

10.5	Administration Agreement, dated as of April 3, 2013 by and between Carlyle GMS Finance, Inc. and Carlyle GMS Finance Administration L.L.C., as administrator(4)

10.6	Form of Indemnification Agreement(5)

10.7
Loan and Servicing Agreement, dated as of May 24, 2013, among Carlyle GMS Finance SPV LLC, as borrower, Carlyle GMS Finance, Inc., as servicer and transferor, each of the Conduit Lenders, Liquidity Banks, Lender Agent and Institutional Lenders party thereto, Citibank, N.A. as collateral and administrative agent, Wells Fargo Bank, National Association, as account bank, backup servicer and collateral administrator, and Citibank, N.A. and Suntrust Robinson Humphrey, Inc., as joint lead arrangers(6)

10.8
Amended and Restated Senior Secured Revolving Credit Agreement, dated as of March 21, 2014 and Conformed through Amendment No. 10 dated as of August 31, 2023, among Carlyle Secured Lending, Inc., as borrower, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent. (30)

10.9
First Amendment to the Loan and Servicing Agreement, dated as of June 30, 2014, among Carlyle GMS Finance SPV LLC, as borrower, Carlyle GMS Finance, Inc., as servicer and transferor, each of the Conduit Lenders, Liquidity Banks, Lender Agent and Institutional Lenders party thereto, Citibank, N.A. as collateral and administrative agent, Wells Fargo Bank, National Association, as account bank, backup servicer and collateral administrator, and Citibank, N.A. and Suntrust Robinson Humphrey, Inc., as joint lead arrangers(7)

10.10
Second Amendment to the Loan and Servicing Agreement, dated as of June 19, 2015, among Carlyle GMS Finance SPV LLC, as borrower, Carlyle GMS Finance, Inc., as servicer and transferor, each of the Conduit Lenders, Liquidity Banks, Lender Agent and Institutional Lenders party thereto, Citibank, N.A. as collateral and administrative agent, Wells Fargo Bank, National Association, as account bank, backup servicer and collateral administrator, and Citibank, N.A. and Suntrust Robinson Humphrey, Inc., as joint lead arrangers(8)

10.11	Collateral Management Agreement, dated as of June 26, 2015, by and between Carlyle GMS Finance MM CLO 2015-1 LLC, as issuer, and Carlyle GMS Investment Management L.L.C., as collateral manager(10)

10.12	Contribution Agreement, dated as of June 26, 2015, by and between Carlyle GMS Finance, Inc., as the contributor, and Carlyle GMS Finance MM CLO 2015-1 LLC, as the contributee(11)

10.13
Third Amendment to the Loan and Servicing Agreement, dated as of June 9, 2016, among Carlyle GMS Finance SPV LLC, as borrower, Carlyle GMS Finance, Inc., as servicer and transferor, each of the Conduit Lenders, Liquidity Banks, Lender Agent and Institutional Lenders party thereto, Citibank, N.A. as collateral and administrative agent, Wells Fargo Bank, National Association, as account bank, backup servicer and collateral administrator, and Citibank, N.A., as lead arranger(12)

10.14
Fourth Amendment to the Loan and Servicing Agreement, dated as of May 26, 2017, among TCG BDC SPV LLC, as borrower, TCG BDC, Inc., as servicer and transferor, each of the Conduit Lenders, Liquidity Banks, Lender Agents and Institutional Lenders party thereto, Citibank, N.A. as collateral and administrative agent, Wells Fargo Bank, National Association, as account bank, backup servicer and collateral administrator, and Citibank, N.A., as lead arranger(18)

10.15	Fifth Amended and Restated Limited Liability Company Agreement, dated as of April 20, 2023, between Carlyle GMS Finance, Inc. and Credit Partners USA LLC, as members(28)

10.16	Agreement and Plan of Merger, dated as of May 3, 2017, between TCG BDC, Inc. and NF Investment Corp.(15)

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

10.18	First Supplemental Indenture, dated as of August 30, 2018, between Carlyle Direct Lending CLO 2015-1R LLC, as issuer, and State Street Bank and Trust Company, as trustee(21)

10.19	Note Purchase Agreement, dated December 30, 2019, by and between TCG BDC, Inc. and the purchasers party thereto(22)

10.20	First Supplement to Master Note Purchase Agreement dated as of December 8, 2020, by and between TCG BDC, Inc. and the purchasers party thereto(26)

10.21
Omnibus Amendment No. 9, dated as of May 25, 2022, among Carlyle Secured Lending, Inc., as borrower, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, collateral agent and swingline lender.(27)

10.22	Second Supplemental Indenture, dated as of June 30, 2023, between Carlyle Direct Lending CLO 2015-1R LLC, as issuer, and State Street Bank and Trust Company, as trustee.(29)

21.1	List of Subsidiaries*

23.1	Consent of Independent Registered Public Accounting Firm.*

31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

97.1	Incentive Compensation Recoupment Policy*

99.1	Consolidated Financial Statements of Middle Market Credit Fund, LLC for the years ended December 31, 2023 and 2022.*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

*    Filed herewith.
(1)    Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-12G/A filed by the Company on April 11, 2013 (File No. 000-54899)
(2)    Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-12G/A filed by the Company on April 11, 2013 (File No. 000-54899)
(3)    Incorporated by reference to Exhibit 4.1 to the Company’s Form 10-12G/A filed by the Company on April 11, 2013 (File No. 000-54899)
(4)    Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-12G/A filed by the Company on April 11, 2013 (File No. 000-54899)
(5)    Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-12G/A filed by the Company on April 11, 2013 (File No. 000-54899)
(6)    Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed by the Company on July 31, 2013 (File No. 814-00995)
(7)    Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed by the Company on August 13, 2014 (File No. 814-00995)
(8)    Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed by the Company on August 12, 2015 (File No. 814-00995)
(9)    Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed by the Company on August 12, 2015 (File No. 814-00995)
(10)    Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed by the Company on August 12, 2015 (File No. 814-00995)
(11)    Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed by the Company on August 12, 2015 (File No. 814-00995)
(12)    Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed by the Company on August 10, 2016 (File No. 814-00995)
(13)    Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K filed by the Company on March 22, 2017 (File No. 000-54899)
(14)     Incorporated by reference to Exhibit 3.4 to the Company’s Form 10-K filed by the Company on March 22, 2017 (File No. 000-54899)

(15)    Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed by the Company on May 9, 2017 (File No. 814-00995)
(16)    Incorporated by reference to Exhibit (j) to the Company’s Registration Statement on Form N-2 filed by the Company on May 19, 2017 (File No. 333-218114)
(17)    Incorporated by reference to Exhibit (e)(2) to the Company’s Form N-2 filed by the Company on June 5, 2017 (File No. 333-218114)
(18)    Incorporated by reference to Exhibit (k)(13) to the Company’s Form N-2 filed by the Company on June 5, 2017 (File No. 333-218114)
(19)    Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed by the Company on November 6, 2018 (File No. 814-00995)
(20)    Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed by the Company on November 6, 2018 (File No. 814-00995)
(21)    Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed by the Company on November 6, 2018 (File No. 814-00995)
(22)    Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed by the Company on December 30, 2019 (File No. 814-00995)
(23)     Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed by the Company on May 5, 2020 (File No. 814-00995)
(24)     Incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q filed by the Company on May 5, 2020 (File No. 814-00995)
(25)     Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed by the Company on November 4, 2020 (File No. 814-00995)
(26)     Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed by the Company on December 11, 2020 (File No. 814-00995)
(27)    Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed by the Company on June 1, 2022 (File No. 814-00995)
(28)    Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed by the Company on August 8, 2023 (File No. 814-00995)
(29)    Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed by the Company on August 8, 2023 (File No. 814-00995)
(30)    Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed by the Company on November 7, 2023 (File No. 814-00995)
(31)    Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed by the Company on November 20, 2023 (File No. 814-00995)
(32)    Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed by the Company on November 20, 2023 (File No. 814-00995)
(c) Consolidated Financial Statement Schedules
Separate financial statements of subsidiaries not consolidated:
Consolidated Financial Statements of Middle Market Credit Fund, LLC for the years ended December 31, 2023 and 2022 are filed as Exhibit 99.1 hereto.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARLYLE SECURED LENDING, INC.
Dated: February 26, 2024	By	/s/ Aren C. LeeKong
Aren C. LeeKong
President and Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: February 26, 2024	By	/s/ Aren C. LeeKong
Aren C. LeeKong
President and Chief Executive Officer (principal executive officer)

Dated: February 26, 2024	By	/s/ Thomas M. Hennigan
Thomas M. Hennigan
Chief Financial Officer (principal financial officer)

Dated: February 26, 2024	By	/s/ Nelson Joseph
Nelson Joseph
Treasurer (principal accounting officer)

Dated: February 26, 2024	By	/s/ Nigel D.T. Andrews
Nigel D.T. Andrews
Director

Dated: February 26, 2024	By	/s/ Leslie E. Bradford
Leslie E. Bradford
Director

Dated: February 26, 2024	By	/s/ Mark Jenkins
Mark Jenkins
Director

Dated: February 26, 2024	By	/s/ John G. Nestor
John G. Nestor
Director

Dated: February 26, 2024	By	/s/ Linda Pace
Linda Pace
Director and Chair of the Board

Dated: February 26, 2024	By	/s/ William H. Wright II
William H. Wright II
Director