Form 10-Q
period 2024-03-31
Carlyle Secured Lending, Inc.
filed 2024-05-07
CIK 1544206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding at May 7, 2024 was 50,794,941.

CARLYLE SECURED LENDING, INC.

CARLYLE SECURED LENDING, INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(amounts in thousands, except share and per share data)

	March 31, 2024	December 31, 2023
ASSETS	(unaudited)
Investments, at fair value
Investments—non-controlled/non-affiliated, at fair value (amortized cost of $1,492,311 and $1,586,761, respectively)	$1,472,096	$1,539,120
Investments—non-controlled/affiliated, at fair value (amortized cost of $66,167 and $47,037, respectively)	64,199	53,382
Investments—controlled/affiliated, at fair value (amortized cost of $271,097 and $271,097, respectively)	248,598	249,379
Total investments, at fair value (amortized cost of $1,829,575 and $1,904,895, respectively)	1,784,893	1,841,881
Cash, cash equivalents and restricted cash	69,921	60,447
Receivable for investments sold	66	36
Interest and dividend receivable	33,940	33,725
Prepaid expenses and other assets	6,251	6,489
Total assets	$1,895,071	$1,942,578
LIABILITIES
Debt and secured borrowings (Note 8)	$930,182	$980,183
Interest and credit facility fees payable (Note 8)	8,025	8,591
Dividend payable (Note 10)	24,353	22,321
Base management and incentive fees payable (Note 4)	12,755	13,067
Administrative service fees payable (Note 4)	2,752	2,991
Other accrued expenses and liabilities	184	2,613
Total liabilities	978,251	1,029,766
Commitments and contingencies (Notes 9 and 12)
NET ASSETS
Cumulative convertible preferred stock, $0.01 par value; 2,000,000 shares issued and outstanding as of March 31, 2024 and December 31, 2023	50,000	50,000
Common stock, $0.01 par value; 198,000,000 shares authorized; 50,794,941 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	508	508
Paid-in capital in excess of par value	1,015,681	1,015,681
Offering costs	(1,633)	(1,633)
Total distributable earnings (loss)	(147,736)	(151,744)
Total net assets	$916,820	$912,812
NET ASSETS PER COMMON SHARE	$17.07	$16.99

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARLYLE SECURED LENDING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except share and per share data) (unaudited)

	For the three month periods ended
	March 31, 2024	March 31, 2023
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$42,765	$43,254
PIK income	5,507	4,188
Other income	1,780	961
Total investment income from non-controlled/non-affiliated investments	50,052	48,403
From non-controlled/affiliated investments:
Interest income	3,677	1,694
Other income	2	2
Total investment income from non-controlled/affiliated investments	3,679	1,696
From controlled/affiliated investments:
Dividend income	8,276	8,276
Total investment income from controlled/affiliated investments	8,276	8,276
Total investment income	62,007	58,375
Expenses:
Base management fees (Note 4)	6,888	7,236
Incentive fees (Note 4)	5,867	5,472
Professional fees	745	689
Administrative service fees (Note 4)	501	28
Interest expense and credit facility fees (Note 8)	17,863	17,281
Directors’ fees and expenses	151	123
Other general and administrative	713	453
Total expenses	32,728	31,282
Net investment income (loss) before taxes	29,279	27,093
Excise tax expense	830	523
Net investment income (loss)	28,449	26,570
Net realized gain (loss) and net change in unrealized appreciation (depreciation):
Net realized gain (loss) on investments:
Non-controlled/non-affiliated investments	(23,199)	(13,503)
Non-controlled/affiliated investments	4,013	—
Controlled/affiliated investments	—	188
Net realized currency gain (loss) on non-investment assets and liabilities	640	(53)
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliated investments	27,426	12,906
Non-controlled/affiliated investments	(8,313)	4,976
Controlled/affiliated investments	(781)	(1,867)
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	1,029	(1,230)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	815	1,417
Net increase (decrease) in net assets resulting from operations	29,264	27,987
Preferred stock dividend	875	875
Net increase in net assets resulting from operations attributable to Common Stockholders	$28,389	$27,112
Basic and diluted earnings per common share (Note 10)
Basic	$0.56	$0.53
Diluted	$0.52	$0.50
Weighted-average shares of common stock outstanding (Note 10)
Basic	50,794,941	50,887,075
Diluted	56,330,563	56,289,347
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARLYLE SECURED LENDING, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(amounts in thousands) (unaudited)

	For the three month periods ended
	March 31, 2024	March 31, 2023
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$28,449	$26,570
Net realized gain (loss) on investments and non-investment assets and liabilities	(18,546)	(13,368)
Net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	19,361	14,785
Net increase (decrease) in net assets resulting from operations	29,264	27,987
Capital transactions:
Repurchase of common stock	—	(3,993)
Dividends declared on preferred and common stock (Note 10)	(25,256)	(23,224)
Net increase (decrease) in net assets resulting from capital transactions	(25,256)	(27,217)
Net increase (decrease) in net assets	4,008	770
Net assets at beginning of period	912,812	917,423
Net assets at end of period	$916,820	$918,193

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARLYLE SECURED LENDING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands) (unaudited)

	For the three month periods ended
	March 31, 2024	March 31, 2023
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$29,264	$27,987
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	515	291
Net accretion of discount on investments	(3,158)	(1,855)
Paid-in-kind interest	(5,797)	(5,227)
Net realized (gain) loss on investments	19,186	13,315
Net realized currency (gain) loss on non-investment assets and liabilities	(640)	53
Net change in unrealized (appreciation) depreciation on investments	(18,332)	(16,015)
Net change in unrealized currency (gain) loss on non-investment assets and liabilities	(1,029)	1,230
Net unrealized gain (loss) on derivative instruments	(950)	—
Cost of investments purchased and change in payable for investments purchased	(66,911)	(52,585)
Proceeds from sales and repayments of investments and change in receivable for investments sold	132,614	62,997
Changes in operating assets:
Interest and dividend receivable	(215)	(2,151)
Prepaid expenses and other assets	4	(319)
Changes in operating liabilities:
Interest and credit facility fees payable	(566)	33
Base management and incentive fees payable	(312)	48
Administrative service fees payable	(239)	(490)
Other accrued expenses and liabilities	(2,429)	(1,754)
Net cash provided by (used in) operating activities	81,005	25,558
Cash flows from financing activities:
Repurchase of common stock	—	(3,993)
Borrowings on Credit Facility	49,000	44,792
Repayments of Credit Facility	(74,000)	(30,641)
Repayments of 2015-1R Notes	(23,274)	—
Debt issuance costs paid	(33)	—
Dividends paid in cash	(23,224)	(23,349)
Net cash provided by (used in) financing activities	(71,531)	(13,191)
Net increase (decrease) in cash, cash equivalents and restricted cash	9,474	12,367
Cash, cash equivalents and restricted cash, beginning of period	60,447	30,506
Cash, cash equivalents and restricted cash, end of period	$69,921	$42,873
Supplemental disclosures:
Interest and credit facility fees paid during the period	$17,924	$16,712
Taxes, including excise tax, paid during the period	$2,432	$1,843
Dividends declared on preferred and common stock during the period	$25,256	$23,224

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2024
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (68.4% of fair value)
ADPD Holdings, LLC	^*	(2)(3)(11)(15)	Consumer Services	SOFR	6.00%	11.50%	8/16/2022	8/15/2028	$10,574	$10,364	$9,137	1.00%
Advanced Web Technologies Holding Company	^*	(2)(3)(11)(15)	Containers, Packaging & Glass	SOFR	6.25%	11.71%	12/17/2020	12/17/2026	9,198	9,095	9,299	1.01
Advanced Web Technologies Holding Company	^	(2)(3)(11)	Containers, Packaging & Glass	SOFR	6.75%	12.21%	6/2/2023	12/17/2026	640	624	646	0.07
Advanced Web Technologies Holding Company	^*	(2)(3)(11)	Containers, Packaging & Glass	SOFR	6.50%	11.96%	12/16/2021	12/17/2026	1,589	1,570	1,604	0.17
AI Grace AUS Bidco Pty LTD (Australia)	^	(2)(3)(7)	Consumer Goods: Non-Durable	SOFR	6.50%	11.83%	12/5/2023	12/5/2029	2,286	2,220	2,236	0.24
Allied Benefit Systems Intermediate LLC	^	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	5.25%	10.58%	10/31/2023	10/31/2030	—	(22)	11	0.00
Alpine Acquisition Corp II	^*	(2)(3)(11)(15)	Transportation: Cargo	SOFR	6.00%	11.45%	4/19/2022	11/30/2026	9,940	9,770	9,284	1.01
Apex Companies Holdings, LLC	^*	(2)(3)	Environmental Industries	SOFR	6.25%	11.57%	1/31/2023	1/31/2028	12,320	12,045	12,325	1.34
Apex Companies Holdings, LLC	^	(2)(3)(15)	Environmental Industries	SOFR	5.75%	11.08%	3/14/2024	1/31/2028	745	579	642	0.07
Applied Technical Services, LLC	^	(2)(3)(11)	Business Services	SOFR	6.00%	11.45%	9/18/2023	12/29/2026	478	470	476	0.05
Applied Technical Services, LLC	^	(2)(3)(11)(15)	Business Services	SOFR	5.75%	11.20%	12/29/2020	12/29/2026	1,159	1,129	1,139	0.12
Appriss Health, LLC	^	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	7.00%	12.48%	5/6/2021	5/6/2027	36,783	36,299	36,076	3.93
Ardonagh Midco 3 PLC (United Kingdom)	^	(2)(3)(7)(15)	Diversified Financial Services	SOFR	4.75%	10.04%	3/1/2024	2/15/2031	366	360	360	0.04
Ascend Buyer, LLC	^*	(2)(3)(11)(15)	Containers, Packaging & Glass	SOFR	6.40%	11.86%	9/30/2021	9/30/2028	3,805	3,742	3,752	0.41
Associations, Inc.	^	(2)(3)(11)(15)	Construction & Building	SOFR	4.00%, 2.50% PIK	12.09%	7/2/2021	7/2/2027	13,607	13,530	13,607	1.48
Athlete Buyer, LLC	^	(2)(3)(11)(15)	Construction & Building	SOFR	6.25%	11.65%	3/29/2024	4/26/2029	1,485	1,219	1,218	0.13
Atlas US Finco, Inc.	^	(2)(3)(7)(15)	High Tech Industries	SOFR	7.25%	12.55%	12/15/2022	12/12/2029	2,890	2,809	2,914	0.32
Atlas US Finco, Inc.	^	(2)(3)(7)	High Tech Industries	SOFR	6.75%	12.05%	12/18/2023	12/10/2029	1,338	1,312	1,321	0.14
Aurora Lux FinCo S.Á.R.L. (Luxembourg)	^*	(2)(3)(7)(11)	Software	SOFR	3.00%, 4.00% PIK	12.41%	12/24/2019	12/24/2026	32,632	32,264	31,264	3.41
Avalara, Inc.	^	(2)(3)(15)	Diversified Financial Services	SOFR	7.25%	12.56%	10/19/2022	10/19/2028	22,500	21,998	22,871	2.49
Azurite Intermediate Holdings, Inc.	^	(2)(3)(15)	Software	SOFR	6.50%	11.83%	3/19/2024	3/19/2031	1,093	1,034	1,033	0.11
Barnes & Noble, Inc.	^	(2)(3)(10)(11)	Retail	SOFR	8.31%	13.74%	8/7/2019	12/20/2026	21,266	20,821	21,236	2.32
Bayside OPCP, LLC	^	(2)(3)(11)	Healthcare & Pharmaceuticals	SOFR	7.25% (100% PIK)	12.66%	5/31/2023	5/31/2026	4,939	4,939	4,939	0.54
Bayside OPCP, LLC	^	(2)(3)(11)	Healthcare & Pharmaceuticals	SOFR	7.25% (100% PIK)	12.66%	5/31/2023	5/31/2026	13,963	13,963	13,963	1.52
Bayside OPCP, LLC	^	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	7.00% (100% PIK)	12.30%	5/31/2023	5/31/2026	—	—	—	—

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2024
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
BlueCat Networks, Inc. (Canada)	^	(2)(3)(7)(15)	High Tech Industries	SOFR	4.00%, 2.00% PIK	11.24%	8/8/2022	8/8/2028	$3,702	$3,643	$3,645	0.40%
BMS Holdings III Corp.	^	(2)(3)(11)	Construction & Building	SOFR	5.50%	10.96%	9/30/2019	9/30/2026	4,772	4,722	4,672	0.51
Bradyifs Holdings, LLC	^	(2)(3)(15)	Wholesale	SOFR	6.00%	11.31%	10/31/2023	10/31/2029	8,574	8,385	8,482	0.93
CD&R Madison Parent Ltd (United Kingdom)	^	(2)(7)	Business Services	EURIBOR	5.75%, 2.00% PIK	11.70%	2/27/2023	2/27/2030	€612	631	672	0.07
CD&R Madison Parent Ltd (United Kingdom)	^	(2)(7)(15)	Business Services	SONIA	6.25%, 2.00% PIK	13.44%	2/27/2023	2/27/2030	£1,298	1,516	1,671	0.18
Celerion Buyer, Inc.	^*	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	6.50%	11.77%	11/3/2022	11/3/2029	3,113	3,031	3,151	0.34
Chartis Holding, LLC	^*	(2)(3)(15)	Business Services	SOFR	5.75%	11.18%	5/1/2019	11/1/2027	8,562	8,362	8,483	0.93
Chemical Computing Group ULC (Canada)	^*	(2)(3)(7)(11)(15)	Software	SOFR	4.50%	9.93%	8/30/2018	8/30/2025	384	384	384	0.04
CircusTrix Holdings, LLC	^*	(2)(3)(15)	Leisure Products & Services	SOFR	6.50%	11.83%	7/18/2023	7/14/2028	12,518	12,187	12,797	1.40
Comar Holding Company, LLC	^*	(2)(3)(11)	Containers, Packaging & Glass	SOFR	2.00%, 4.75% PIK	12.08%	6/18/2018	6/18/2026	29,642	29,605	25,681	2.80
CoreWeave Compute Acquisition Co. II, LLC	^	(2)(3)	High Tech Industries	SOFR	8.75%	14.06%	7/30/2023	7/30/2028	2,027	1,996	1,997	0.22
Cority Software Inc. (Canada)	^*	(2)(3)(7)(15)	Software	SOFR	5.50%	10.83%	7/2/2019	7/2/2026	10,276	10,184	10,276	1.12
Cority Software Inc. (Canada)	^	(2)(3)(7)	Software	SOFR	7.00%	12.33%	9/3/2020	7/2/2026	546	538	546	0.06
Coupa Holdings, LLC	^	(2)(3)(15)	Software	SOFR	7.50%	12.81%	2/27/2023	2/28/2030	8,638	8,417	8,838	0.96
CPI Intermediate Holdings, Inc.	^*	(2)(3)(15)	Telecommunications	SOFR	5.50%	10.82%	10/6/2022	10/6/2029	3,833	3,764	3,790	0.41
CST Holding Company	^*	(2)(3)(11)(15)	Consumer Goods: Non-Durable	SOFR	6.75%	12.18%	11/1/2022	11/1/2028	4,969	4,837	5,072	0.55
DCA Investment Holding LLC	^*	(2)(3)	Healthcare & Pharmaceuticals	SOFR	6.41%	11.71%	3/11/2021	4/3/2028	14,263	14,144	14,159	1.54
Denali Midco 2, LLC	^*	(2)(3)(11)	Consumer Services	SOFR	6.50%	11.93%	9/15/2022	12/22/2027	9,875	9,652	9,875	1.08
Diligent Corporation	^	(2)(3)(11)(15)	Telecommunications	SOFR	6.25%	11.71%	8/4/2020	8/4/2025	657	650	657	0.07
Dwyer Instruments, Inc.	^*	(2)(3)(11)(15)	Capital Equipment	SOFR	5.75%	11.15%	7/21/2021	7/21/2027	3,781	3,725	3,781	0.41
Eliassen Group, LLC	^*	(2)(3)(15)	Business Services	SOFR	5.50%	10.81%	4/14/2022	4/14/2028	2,200	2,148	2,187	0.24
Ellkay, LLC	^*	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	5.50%, 2.00% PIK	12.96%	9/14/2021	9/14/2027	13,928	13,739	12,333	1.35
Emergency Communications Network, LLC	^*	(2)(3)	Telecommunications	SOFR	2.50%, 6.75% PIK	14.56%	6/1/2017	6/30/2024	28,508	28,502	24,353	2.66
EPS Nass Parent, Inc.	^	(2)(3)(11)(15)	Utilities: Electric	SOFR	5.75%	11.21%	4/19/2021	4/19/2028	931	920	910	0.10
EvolveIP, LLC	^*	(2)(3)(11)	Telecommunications	SOFR	5.50%	10.95%	11/26/2019	6/7/2025	6,213	6,213	6,003	0.65
Excel Fitness Holdings, Inc.	^*	(2)(3)(11)(15)	Leisure Products & Services	SOFR	5.25%	10.70%	4/29/2022	4/29/2029	6,141	6,032	6,115	0.67
Excelitas Technologies Corp.	^	(2)(3)(11)(15)	Capital Equipment	SOFR	5.75%	11.16%	8/12/2022	8/12/2029	3,326	3,270	3,360	0.37
Excelitas Technologies Corp.	^	(2)	Capital Equipment	EURIBOR	5.75%	9.65%	8/12/2022	8/12/2029	€1,259	1,271	1,372	0.15
FPG Intermediate Holdco, LLC	^	(2)(3)(11)	Consumer Services	SOFR	2.75%, 4.00% PIK	12.08%	8/5/2022	3/5/2027	359	354	334	0.04

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2024
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Greenhouse Software, Inc.	^	(2)(3)(15)	Software	SOFR	7.00%	12.31%	3/1/2021	9/1/2028	$32,796	$32,189	$32,661	3.56%
GS AcquisitionCo, Inc.	^	(2)(3)(15)	Software	SOFR	5.00%	10.30%	3/26/2024	5/25/2028	1,020	1,016	1,020	0.11
Guidehouse LLP	^	(2)(3)	Sovereign & Public Finance	SOFR	3.75%, 2.00% PIK	11.08%	9/30/2022	12/16/2030	79	78	80	0.01
Hadrian Acquisition Limited (United Kingdom)	^	(2)(3)(7)(10)	Diversified Financial Services	SONIA	5.17%, 3.21% PIK	13.57%	2/28/2022	2/28/2029	£15,309	19,968	19,322	2.11
Hadrian Acquisition Limited (United Kingdom)	^	(2)(3)(7)(10)	Diversified Financial Services	SONIA	5.17%, 3.21% PIK	13.57%	2/28/2022	2/28/2029	£5,812	7,605	7,335	0.80
Harbour Benefit Holdings, Inc.	^*	(2)(3)(11)(15)	Business Services	SOFR	5.00%	10.34%	12/13/2017	12/13/2024	3,575	3,566	3,529	0.38
Heartland Home Services, Inc.	^*	(2)(3)(11)	Consumer Services	SOFR	5.75%	11.08%	2/10/2022	12/15/2026	10,197	10,137	9,821	1.07
Heartland Home Services, Inc.	^*	(2)(3)(11)(15)	Consumer Services	SOFR	6.00%	11.31%	12/15/2020	12/15/2026	7,098	7,054	6,858	0.75
Hercules Borrower LLC	^*	(2)(3)(11)(15)	Environmental Industries	SOFR	6.25%	11.66%	12/14/2020	12/14/2026	18,034	17,747	18,034	1.97
Hoosier Intermediate, LLC	^*	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	5.00%	10.46%	11/15/2021	11/15/2028	9,784	9,612	9,600	1.05
HS Spa Holdings Inc.	^	(2)(3)(15)	Consumer Services	SOFR	5.75%	11.09%	6/2/2022	6/2/2029	195	177	195	0.02
HS Spa Holdings Inc.	^	(2)(3)(15)	Consumer Services	SOFR	5.25%	10.55%	3/12/2024	6/2/2029	—	(6)	(4)	0.00
Icefall Parent, Inc.	^	(2)(3)(15)	Software	SOFR	6.50%	11.80%	1/26/2024	1/26/2030	7,811	7,644	7,662	0.84
iCIMS, Inc.	^	(2)(3)(15)	Software	SOFR	7.25%	12.58%	8/18/2022	8/18/2028	26,995	26,636	27,082	2.95
iCIMS, Inc.	^	(2)(3)(15)	Software	SOFR	6.75%	12.08%	8/18/2022	8/18/2028	—	—	—	—
Infront Luxembourg Finance S.À R.L. (Luxembourg)	^	(2)(7)	Leisure Products & Services	EURIBOR	9.00%	12.95%	5/28/2021	5/28/2027	€8,250	9,855	8,901	0.97
Integrity Marketing Acquisition, LLC	^	(2)(3)(11)	Diversified Financial Services	SOFR	6.02%	11.46%	12/3/2021	8/27/2026	335	332	332	0.04
IQN Holding Corp.	^	(2)(3)(15)	Business Services	SOFR	5.25%	10.59%	5/2/2022	5/2/2029	6,888	6,828	6,888	0.75
iRobot Corporation	^	(2)(3)(7)(11)	Consumer Goods: Durable	SOFR	6.50%, 2.50% PIK	14.45%	7/25/2023	7/31/2026	4,321	4,321	4,191	0.46
Jeg's Automotive, LLC	^*	(2)(3)(11)	Automotive	SOFR	6.00%	11.47%	12/22/2021	12/22/2027	20,396	20,118	17,914	1.95
Kaseya, Inc.	^	(2)(3)(15)	High Tech Industries	SOFR	3.50%, 2.50% PIK	11.31%	6/23/2022	6/23/2029	36,575	35,958	36,575	3.99
Lifelong Learner Holdings, LLC	^*	(2)(3)(11)(15)	Business Services	SOFR	5.75%	11.20%	10/18/2019	10/18/2025	4,082	4,047	3,749	0.41
LinQuest Corporation	*	(2)(3)(11)	Aerospace & Defense	SOFR	5.75%	11.16%	7/28/2021	7/28/2028	9,750	9,616	9,453	1.03
LVF Holdings, Inc.	^*	(2)(3)(11)(15)	Beverage & Food	SOFR	5.75%	11.21%	6/10/2021	6/10/2027	18,920	18,660	18,770	2.05
Material Holdings, LLC	^*	(2)(3)(11)(15)	Business Services	SOFR	6.00%	11.41%	8/19/2021	8/19/2027	8,407	8,312	7,751	0.85
Maverick Acquisition, Inc.	^*	(2)(3)(11)	Aerospace & Defense	SOFR	6.25%	11.55%	6/1/2021	6/1/2027	35,171	34,755	26,959	2.94
Medical Manufacturing Technologies, LLC	^*	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	5.75%	11.21%	12/23/2021	12/23/2027	28,954	28,536	28,383	3.10
NEFCO Holding Company LLC	^*	(2)(3)(11)(15)	Construction & Building	SOFR	6.50%	12.06%	8/5/2022	8/5/2028	10,130	9,887	10,270	1.12
NMI AcquisitionCo, Inc.	^*	(2)(3)(11)(15)	High Tech Industries	SOFR	5.75%	10.93%	9/6/2017	9/6/2028	38,019	37,989	37,865	4.13

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2024
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
North Haven Fairway Buyer, LLC	^*	(2)(3)(15)	Consumer Services	SOFR	6.50%	11.81%	5/17/2022	5/17/2028	$16,269	$16,014	$16,440	1.79%
North Haven Stallone Buyer, LLC	^	(2)(3)	Consumer Services	SOFR	5.50%	11.18%	10/11/2022	5/24/2027	199	196	195	0.02
North Haven Stallone Buyer, LLC	^	(2)(3)(11)(15)	Consumer Services	SOFR	6.00%	11.66%	11/3/2023	5/24/2027	1,877	1,774	1,825	0.20
Oak Purchaser, Inc.	^	(2)(3)(15)	Business Services	SOFR	5.50%	10.81%	4/28/2022	4/28/2028	7,475	7,417	7,335	0.80
Oak Purchaser, Inc.	^	(2)(3)(15)	Business Services	SOFR	5.50%	10.81%	2/1/2024	4/28/2028	836	790	790	0.09
Oranje Holdco, Inc.	^	(2)(3)(15)	Business Services	SOFR	7.50%	12.81%	2/1/2023	2/1/2029	8,052	7,859	8,137	0.89
Park County Holdings, LLC	^	(2)(3)(10)	Media: Advertising, Printing & Publishing	SOFR	7.28%	12.61%	11/29/2023	11/29/2029	28,759	28,192	28,471	3.11
PDI TA Holdings, Inc	^	(2)(3)(15)	Software	SOFR	5.50%	10.83%	2/1/2024	2/1/2031	409	403	403	0.04
Performance Health Holdings, Inc.	*	(2)(3)(11)	Healthcare & Pharmaceuticals	SOFR	5.75%	11.16%	7/12/2021	7/12/2027	6,444	6,365	6,469	0.71
Pestco Intermediate, LLC	^	(2)(3)(11)(15)	Environmental Industries	SOFR	6.00%	11.46%	2/6/2023	2/17/2028	4,026	3,897	4,064	0.44
PF Atlantic Holdco 2, LLC	^	(2)(3)(11)(15)	Leisure Products & Services	SOFR	5.50%	11.06%	11/12/2021	11/12/2027	11,547	11,365	11,371	1.24
PF Growth Partners, LLC	*	(2)(3)(11)	Leisure Products & Services	SOFR	5.00%	10.48%	7/1/2019	7/11/2025	7,854	7,825	7,824	0.85
Project Castle, Inc.	*	(2)(3)	Capital Equipment	SOFR	5.50%	10.83%	6/24/2022	6/1/2029	7,388	6,759	6,686	0.73
Prophix Software Inc. (Canada)	^	(2)(3)(7)(11)(15)	Software	SOFR	6.50%	11.92%	2/1/2021	2/1/2026	13,281	13,118	13,281	1.45
Prophix Software Inc. (Canada)	^	(2)(3)(7)(11)(15)	Software	SOFR	6.50%	11.80%	11/21/2023	2/1/2026	—	—	—	—
Pushpay USA Inc.	^*	(2)(3)(11)(15)	Diversified Financial Services	SOFR	6.75%	12.21%	5/10/2023	5/10/2030	15,969	15,499	16,119	1.76
PXO Holdings I Corp.	^*	(2)(3)(11)(15)	Chemicals, Plastics & Rubber	SOFR	5.50%	10.96%	3/8/2022	3/8/2028	6,979	6,863	6,879	0.75
QNNECT, LLC	^*	(2)(3)(15)	Aerospace & Defense	SOFR	7.00%	12.17%	11/2/2022	11/2/2029	5,289	5,121	5,421	0.59
Quantic Electronics, LLC	^*	(2)(3)(11)(15)	Aerospace & Defense	SOFR	6.25%	11.66%	11/19/2020	11/19/2026	14,293	14,124	13,990	1.53
Quantic Electronics, LLC	^*	(2)(3)(11)	Aerospace & Defense	SOFR	6.25%	11.66%	3/1/2021	3/1/2027	9,700	9,593	9,512	1.04
Radwell Parent, LLC	^*	(2)(3)(15)	Wholesale	SOFR	6.75%	12.05%	12/1/2022	4/1/2029	11,142	10,834	11,342	1.24
Regency Entertainment, Inc.	^	(2)(3)(11)	Media: Advertising, Printing & Publishing	SOFR	8.50%	13.91%	7/5/2023	6/23/2028	15,000	14,667	14,918	1.63
RSC Acquisition, Inc.	^	(2)(3)(11)(15)	Diversified Financial Services	SOFR	5.50%	10.96%	11/1/2019	11/1/2029	10,142	10,067	10,032	1.09
Sapphire Convention, Inc.	^*	(2)(3)(11)(15)	Telecommunications	SOFR	6.00%	11.47%	11/20/2018	11/20/2025	27,407	27,251	27,407	2.99
SCP Eye Care HoldCo, LLC	^	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	5.75%	11.18%	10/7/2022	10/7/2029	157	152	157	0.02
Smarsh Inc.	^	(2)(3)(15)	Software	SOFR	5.75%	11.06%	2/18/2022	2/18/2029	7,510	7,379	7,510	0.82
SPay, Inc.	^*	(2)(3)(11)	Leisure Products & Services	SOFR	2.88%, 6.38% PIK	14.72%	6/15/2018	6/15/2026	27,303	27,241	23,483	2.56
Speedstar Holding, LLC	^*	(2)(3)(11)	Automotive	SOFR	7.25%	12.74%	1/22/2021	1/22/2027	29,845	29,463	29,972	3.27
Spotless Brands, LLC	^*	(2)(3)(11)(15)	Consumer Services	SOFR	6.50%	11.97%	6/21/2022	7/25/2028	13,592	13,368	13,760	1.50
Spotless Brands, LLC	^	(2)(3)(11)(15)	Consumer Services	SOFR	6.75%	12.06%	6/21/2022	7/25/2028	7,800	7,429	8,025	0.88
Summit Acquisition, Inc.	^	(2)(3)(15)	Diversified Financial Services	SOFR	6.75%	12.06%	5/4/2023	5/1/2030	—	(54)	35	0.00
Tank Holding Corp.	^*	(2)(3)(11)(15)	Capital Equipment	SOFR	5.75%	11.18%	3/31/2022	3/31/2028	14,169	13,946	13,989	1.53

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2024
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **		Amortized Cost (4)	Fair Value (5)	% of Net Assets
TCFI Aevex LLC	^*	(2)(3)(11)	Aerospace & Defense	SOFR	6.00%	11.43%	3/18/2020	3/18/2026		$10,905	$10,829	$10,905	1.19%
TIBCO Software Inc.	*	(2)(3)	High Tech Industries	SOFR	4.50%	9.91%	9/30/2022	3/31/2029		14,850	13,739	14,771	1.61
Trader Corporation (Canada)	^	(2)(3)(7)(15)	Automotive	CDOR	6.75%	12.04%	12/22/2022	12/22/2029	C$	11,960	8,588	9,031	0.99
Tufin Software North America, Inc.	^	(2)(3)(11)(15)	Software	SOFR	7.69%	13.12%	8/17/2022	8/17/2028		27,995	27,548	27,851	3.04
Turbo Buyer, Inc.	^	(2)(3)(15)	Automotive	SOFR	6.00%	11.47%	12/2/2019	12/2/2025		2,058	2,037	1,994	0.22
U.S. Legal Support, Inc.	^*	(2)(3)(11)(15)	Business Services	SOFR	5.75%	11.21%	11/30/2018	5/31/2026		16,511	16,457	16,264	1.77
US INFRA SVCS Buyer, LLC	^	(2)(3)(11)	Environmental Industries	SOFR	6.50%, 0.75% PIK	12.90%	4/13/2020	4/13/2026		8,623	8,558	7,885	0.86
USALCO, LLC	^*	(2)(3)(11)	Chemicals, Plastics & Rubber	SOFR	6.00%	11.56%	10/19/2021	10/19/2027		1,678	1,652	1,678	0.18
USR Parent Inc.	^	(2)(3)(10)	Retail	SOFR	7.60%	12.93%	4/22/2022	4/25/2027		3,667	3,642	3,649	0.40
Vensure Employee Services, Inc.	^	(2)(3)(15)	Business Services	SOFR	5.25%	10.57%	12/15/2023	3/26/2027		1,437	1,368	1,405	0.15
Westfall Technik, Inc.	^*	(2)(3)(11)	Chemicals, Plastics & Rubber	SOFR	6.75%, 0.75% PIK	12.95%	9/13/2018	9/13/2024		27,322	27,248	25,218	2.75
Wineshipping.com LLC	^*	(2)(3)(11)(15)	Beverage & Food	SOFR	5.75%	11.24%	10/29/2021	10/29/2027		5,886	5,807	5,404	0.59
World 50, Inc.	^	(2)(3)(15)	Business Services	SOFR	5.75%	11.08%	3/22/2024	3/22/2030		19,140	18,742	18,740	2.04
Yellowstone Buyer Acquisition, LLC	^	(2)(3)(11)	Consumer Goods: Durable	SOFR	5.75%	11.15%	9/13/2021	9/13/2027		439	433	430	0.05
YLG Holdings, Inc.	^	(2)(3)(11)	Consumer Services	SOFR	5.00%	10.41%	9/30/2020	11/1/2025		1,935	1,910	1,935	0.21
First Lien Debt Total											$1,241,068	$1,221,147	133.19%
Second Lien Debt (9.3% of fair value)
11852604 Canada Inc. (Canada)	^	(2)(3)(7)(11)	Healthcare & Pharmaceuticals	SOFR	9.50% (100% PIK)	14.95%	9/30/2021	9/30/2028		$9,113	$9,003	$9,021	0.98%
AI Convoy S.A.R.L (United Kingdom)	^	(2)(3)(7)	Aerospace & Defense	SOFR	8.25%	13.62%	1/17/2020	1/17/2028		24,814	24,492	24,814	2.72
Aimbridge Acquisition Co., Inc.	^	(2)(11)	Leisure Products & Services	SOFR	7.50%	12.94%	2/1/2019	2/1/2027		9,241	9,168	8,894	0.97
AP Plastics Acquisition Holdings, LLC	^	(2)(3)(11)	Chemicals, Plastics & Rubber	SOFR	7.50%	12.93%	8/10/2021	8/10/2029		33,680	32,979	33,680	3.67
AQA Acquisition Holdings, Inc.	^*	(2)(3)(11)	High Tech Industries	SOFR	7.50%	12.91%	3/3/2021	3/3/2029		35,000	34,381	35,000	3.82
Bayside OPCP, LLC	^	(2)(3)(8)(9)(11)	Healthcare & Pharmaceuticals	SOFR	10.00% (100% PIK)	15.30%	5/31/2023	5/31/2026		4,861	3,653	3,792	0.41
Outcomes Group Holdings, Inc.	^*	(2)	Business Services	SOFR	7.50%	12.93%	10/23/2018	10/26/2026		1,731	1,729	1,731	0.19
PAI Holdco, Inc.	^	(2)(3)	Automotive	SOFR	5.50%, 2.00% PIK	12.96%	10/28/2020	10/28/2028		14,451	14,186	13,695	1.49
Stonegate Pub Company Bidco Limited (United Kingdom)	^	(2)(7)	Beverage & Food	SONIA	8.50%	13.69%	3/12/2020	3/12/2028		£20,000	24,897	22,537	2.46
TruGreen Limited Partnership	^	(2)(3)(11)	Consumer Services	SOFR	8.50%	14.07%	11/16/2020	11/2/2028		13,000	12,823	12,189	1.33
Second Lien Debt Total											$167,311	$165,353	18.04%

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2024
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (4.8% of fair value)
ANLG Holdings, LLC	^	(6)(12)	Capital Equipment	6/22/2018	592	$592	$1,068	0.12%
Appriss Health, LLC	^	(6)	Healthcare & Pharmaceuticals	5/6/2021	6	5,759	5,565	0.61
Atlas Ontario LP (Canada)	^	(6)(7)(12)	Business Services	4/7/2021	5,114	5,114	5,114	0.56
Bayside HoldCo, LLC	^	(6)(12)	Healthcare & Pharmaceuticals	5/31/2023	6	—	—	—
Blackbird Holdco, Inc.	^	(6)	Capital Equipment	12/14/2021	13	12,713	12,492	1.36
Buckeye Parent, LLC	^	(6)(12)	Automotive	12/22/2021	885	885	44	0.00
Chartis Holding, LLC	^	(6)(12)	Business Services	5/1/2019	433	419	941	0.10
CIP Revolution Holdings, LLC	^	(6)(12)	Media: Advertising, Printing & Publishing	8/19/2016	318	318	261	0.03
Cority Software Inc. (Canada)	^	(6)(7)(12)	Software	7/2/2019	250	250	710	0.08
Diligent Corporation	^	(6)	Telecommunications	4/5/2021	13	13,535	13,487	1.47
ECP Parent, LLC	^	(6)(12)	Healthcare & Pharmaceuticals	3/29/2018	268	—	197	0.02
GB Vino Parent, L.P.	^	(6)(12)	Beverage & Food	10/29/2021	4	307	195	0.02
Integrity Marketing Group, LLC	^	(6)	Diversified Financial Services	12/21/2021	19,016	18,875	18,376	2.00
Legacy.com, Inc.	^	(6)(12)	High Tech Industries	3/20/2017	1,500	1,500	1,086	0.12
NearU Holdings LLC	^	(6)(12)	Consumer Services	8/16/2022	25	2,470	1,140	0.12
NEFCO Holding Company LLC	^	(6)	Construction & Building	8/5/2022	1	608	608	0.07
North Haven Goldfinch Topco, LLC	^	(6)(12)	Containers, Packaging & Glass	6/18/2018	2,315	2,315	—	—
Pascal Ultimate Holdings, L.P	^	(6)(12)	Capital Equipment	7/21/2021	36	346	940	0.10
Profile Holdings I, LP	^	(6)(12)	Chemicals, Plastics & Rubber	3/8/2022	5	523	515	0.06
Sinch AB (Sweden)	^	(6)(7)(12)	High Tech Industries	3/26/2019	106	1,168	266	0.03
Summit K2 Midco, Inc.	^	(6)(12)	Diversified Financial Services	4/27/2023	121	121	161	0.02
Tailwind HMT Holdings Corp.	^	(6)(12)	Energy: Oil & Gas	11/17/2017	22	1,558	2,038	0.22
Talon MidCo 1 Limited	^	(6)(12)	Software	8/17/2022	1,018	1,456	1,581	0.17
Tank Holding Corp.	^	(6)(12)	Capital Equipment	3/26/2019	850	—	3,143	0.34
Titan DI Preferred Holdings, Inc.	^	(6)	Energy: Oil & Gas	2/11/2020	10,890	10,774	10,890	1.19
Turbo Buyer, Inc.	^	(6)(12)	Automotive	12/2/2019	1,925	933	2,041	0.22
U.S. Legal Support Investment Holdings, LLC	^	(6)(12)	Business Services	11/30/2018	641	641	803	0.09
Zenith American Holding, Inc.	^	(6)(12)	Business Services	12/13/2017	1,565	752	1,934	0.21
Equity Investments Total						$83,932	$85,596	9.34%
Total investments—non-controlled/non-affiliated						$1,492,311	$1,472,096	160.57%

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2024
(amounts in thousands) (unaudited)

Investments—non-controlled/affiliated		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (2.5% of fair value)
SPF Borrower, LLC	^	(2)(3)(11)(14)(15)	Healthcare & Pharmaceuticals	SOFR	6.25%	11.70%	2/1/2024	2/1/2028	$31,214	$31,214	$31,214	3.40%
SPF Borrower, LLC	^	(2)(3)(11)(14)	Healthcare & Pharmaceuticals	SOFR	9.50%	14.95%	2/1/2024	2/1/2028	14,125	14,125	14,110	1.54
First Lien Debt Total										$45,339	$45,324	4.94%

Investments—non-controlled/affiliated		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (1.1% of fair value)
SPF HoldCo LLC	^	(6)(12)(14)	Healthcare & Pharmaceuticals	2/1/2024	15,440	$20,828	$18,875	2.06%
Equity Investments Total						$20,828	$18,875	2.06%
Total investments—non-controlled/affiliated						$66,167	$64,199	7.00%

Investments—controlled/affiliated		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par Amount/ LLC Interest	Cost	Fair Value (5)	% of Net Assets

Investment Funds (13.9% of fair value)
Middle Market Credit Fund II, LLC, Member's Interest	^	(7)(13)	Investment Funds	FIXED	14.22%	14.22%	11/3/2020	12/31/2030	$78,122	$78,096	$67,950	7.41%
Middle Market Credit Fund, LLC, Subordinated Loan and Member's Interest	^	(7)(13)	Investment Funds	FIXED	11.40%	11.40%	2/29/2016	12/31/2027	193,000	193,001	180,648	19.71
Middle Market Credit Fund, Mezzanine Loan		(2)(7)(9)(13)	Investment Funds	SOFR	5.50%	10.83%	6/30/2016	5/21/2025	—	—	—	—
Investment Funds Total										$271,097	$248,598	27.12%
Total investments—controlled/affiliated										$271,097	$248,598	27.12%
Total investments										$1,829,575	$1,784,893	194.69%

Derivative Instrument	Counterparty	Company Pays***	Company Receives	Maturity Date	Notional Amount	Fair Value(5)	Change in Unrealized Appreciation / (Depreciation)	Upfront Payments / Receipts
Interest Rate Swap	Morgan Stanley Capital Services LLC	SOFR + 3.139%	8.20%	December 1, 2028	$85,000	$35	$(950)	$—
^ Denotes that all or a portion of the assets are owned by Carlyle Secured Lending, Inc. (together with its consolidated subsidiaries, “we,” “us,” “our,” “CSL” or the “Company”). The Company has entered into a senior secured revolving credit facility (as amended, the “Credit Facility”). The lenders of the Credit Facility have a first lien security interest in substantially all of the portfolio investments held by the Company (see Note 8, Borrowings to these unaudited consolidated financial statements). Accordingly, such assets are not available to creditors of Carlyle Direct Lending CLO 2015-1R LLC (the “2015-1 Issuer”).
* Denotes that all or a portion of the assets are owned by the Company's wholly owned subsidiary, the 2015-1 Issuer, and secure the notes issued in connection with a term debt securitization completed by the Company on June 26, 2015 (see Note 8, Borrowings, to these unaudited consolidated financial statements). Accordingly, such assets are not available to creditors of the Company.
** Par amount is denominated in USD (“$”) unless otherwise noted, as denominated in Canadian Dollar (“C$”), Euro (“€”) or British Pound (“£”).

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2024
(amounts in thousands) (unaudited)
*** The interest rate paid by the Company for each interest period is calculated on the basis of a compounded average daily SOFR rate plus 3.139%. The interest rate swap settles quarterly on each of March 1, June 1, September 1, and December 1. Refer to Note 7, Derivative Instruments, to these unaudited consolidated financial statements for further details.
(1)Unless otherwise indicated, issuers of debt and equity investments held by the Company are domiciled in the United States. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of March 31, 2024, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of March 31, 2024, the Company is not an “affiliated person” of any of these portfolio companies. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either the Secured Overnight Financing Rate (“SOFR”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of March 31, 2024. As of March 31, 2024, the reference rates for variable rate loans were the 30-day SOFR at 5.33%, the 90-day SOFR at 5.30%, the 180-day SOFR at 5.22%, the daily SONIA at 5.19%, the 90-day EURIBOR at 3.89% and the 30-day CDOR at 5.30%.
(3)Loan includes interest rate floor feature, which ranges from 0.50% to 3.00%.
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
(6)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of March 31, 2024, the aggregate fair value of these securities is $104,471, or 11.39% of the Company’s net assets.
(7)The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(8)Loan was on non-accrual status as of March 31, 2024.
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
(12)Represents a non-income producing security as of March 31, 2024.
(13)Under the Investment Company Act, the Company is deemed to be an “affiliated person” of and “control” this investment fund because the Company owns more than 25% of the investment fund’s outstanding voting securities and/or has the power to exercise control over management or policies of such investment fund. See Notes 5, Middle Market Credit Fund, LLC and 6. Middle Market Credit Fund II, LLC, to these unaudited consolidated financial statements for more details. Transactions related to investments in controlled affiliates for the three months ended March 31, 2024, were as follows:

Investments—controlled/affiliated	Fair Value as of December 31, 2023	Additions/Purchases	Reductions/Sales/ Paydowns	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of March 31, 2024	Dividend and Interest Income
Middle Market Credit Fund, LLC, Subordinated Loan and Member’s Interest	$181,960	$—	$—	$—	$(1,312)	$180,648	$5,500
Middle Market Credit Fund, LLC, Mezzanine Loan	—	—	—	—	—	—	—
Middle Market Credit Fund II, LLC, Member’s Interest	67,419	—	—	—	531	67,950	2,776
Total investments—controlled/affiliated	$249,379	$—	$—	$—	$(781)	$248,598	$8,276

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2024
(amounts in thousands) (unaudited)
(14)Under the Investment Company Act, the Company is deemed an “affiliated person” of this portfolio because the Company owns 5% or more of the portfolio company’s outstanding voting securities. Transactions related the portfolio company during the three months ended March 31, 2024 were as follows:

Investments—non-controlled/affiliated	Fair Value as of December 31, 2023	Additions/Purchases	Reductions/Sales/ Paydowns	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of March 31, 2024	Dividend and Interest Income
SPF Borrower, LLC	$—	$31,214	$—	$—	$—	$31,214	$609
SPF Borrower, LLC	—	14,125	—	—	(15)	14,110	352
SPF HoldCo, LLC (Equity)	—	20,828	—	—	(1,953)	18,875	—
Direct Travel, Inc.	44,407	—	(43,341)	—	(1,066)	—	2,352
Direct Travel, Inc.	3,772	—	(3,696)	—	(76)	—	364
Direct Travel, Inc. (Equity)	5,203	—	(4,013)	4,013	(5,203)	—	—
Total investments—non-controlled/affiliated	$53,382	$66,167	$(51,050)	$4,013	$(8,313)	$64,199	$3,677
(15)As of March 31, 2024, the Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount **	Fair Value
First and Second Lien Debt—unfunded delayed draw and revolving term loans commitments
ADPD Holdings, LLC	Delayed Draw	1.00%	$2,878	$(304)
ADPD Holdings, LLC	Revolver	0.50	142	(15)
Advanced Web Technologies Holding Company	Revolver	0.50	854	9
Allied Benefit Systems Intermediate LLC	Delayed Draw	1.00	1,580	11
Alpine Acquisition Corp II	Revolver	0.50	1,034	(62)
Apex Companies Holdings, LLC	Delayed Draw	1.00	6,056	(92)
Applied Technical Services, LLC	Delayed Draw	1.00	512	(6)
Applied Technical Services, LLC	Revolver	0.50	141	(2)
Appriss Health, LLC	Revolver	0.50	2,891	(52)
Ardonagh Midco 3 PLC (United Kingdom)	Delayed Draw	1.00	34	(1)
Ascend Buyer, LLC	Revolver	0.50	856	(10)
Associations, Inc.	Revolver	0.50	352	—
Athlete Buyer, LLC	Delayed Draw	1.00	11,881	(238)
Atlas US Finco, Inc.	Revolver	0.50	268	2
Avalara, Inc.	Revolver	0.50	2,250	34
Azurite Intermediate Holdings, Inc.	Delayed Draw	0.50	2,484	(37)
Azurite Intermediate Holdings, Inc.	Revolver	0.50	397	(6)
Bayside OPCP, LLC	Revolver	0.50	1,974	—
BlueCat Networks, Inc. (Canada)	Delayed Draw	1.00	195	(3)
Bradyifs Holdings, LLC	Delayed Draw	1.00	696	(6)
Bradyifs Holdings, LLC	Revolver	0.50	709	(6)

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2024
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount **	Fair Value
CD&R Madison Parent Ltd (United Kingdom)	Delayed Draw	1.50%	£214	$3
Celerion Buyer, Inc.	Delayed Draw	2.00	499	5
Celerion Buyer, Inc.	Revolver	0.50	249	2
Chartis Holding, LLC	Delayed Draw	1.00	1,959	(14)
Chartis Holding, LLC	Revolver	0.50	707	(5)
Chemical Computing Group ULC (Canada)	Revolver	0.50	29	—
CircusTrix Holdings, LLC	Delayed Draw	1.00	1,613	30
CircusTrix Holdings, LLC	Revolver	0.50	806	15
Cority Software Inc. (Canada)	Revolver	0.50	3,000	—
Coupa Holdings, LLC	Delayed Draw	1.00	771	15
Coupa Holdings, LLC	Revolver	0.50	591	12
CPI Intermediate Holdings, Inc.	Delayed Draw	1.00	927	(8)
CST Holding Company	Revolver	0.50	423	8
Diligent Corporation	Revolver	0.50	26	—
Dwyer Instruments, Inc.	Revolver	0.50	1,178	—
Eliassen Group, LLC	Delayed Draw	1.00	2,668	(7)
Ellkay, LLC	Revolver	0.50	1,071	(114)
EPS Nass Parent, Inc.	Revolver	0.50	10	—
Excel Fitness Holdings, Inc.	Revolver	0.50	891	(3)
Excelitas Technologies Corp.	Delayed Draw	1.00	25	—
Excelitas Technologies Corp.	Revolver	0.50	96	1
Greenhouse Software, Inc.	Revolver	0.50	2,204	(8)
GS AcquisitionCo, Inc.	Delayed Draw	0.50	113	—
GS AcquisitionCo, Inc.	Revolver	0.50	52	—
Harbour Benefit Holdings, Inc.	Revolver	0.50	2,544	(19)
Heartland Home Services, Inc.	Revolver	0.50	619	(19)
Hercules Borrower LLC	Revolver	0.50	2,160	—
Hoosier Intermediate, LLC	Revolver	0.50	2,400	(36)
HS Spa Holdings Inc.	Delayed Draw	0.50	640	(4)
HS Spa Holdings Inc.	Revolver	0.50	1,041	—
Icefall Parent, Inc.	Revolver	0.50	744	(13)
iCIMS, Inc.	Delayed Draw	—	5,169	—
iCIMS, Inc.	Revolver	0.50	2,269	7
IQN Holding Corp.	Delayed Draw	1.00	395	—
IQN Holding Corp.	Revolver	0.50	489	—
Kaseya, Inc.	Delayed Draw	1.00	1,076	—

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2024
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount **	Fair Value
Kaseya, Inc.	Revolver	0.50%	$1,541	$—
Lifelong Learner Holdings, LLC	Revolver	0.50	106	(8)
LVF Holdings, Inc.	Revolver	0.38	2,919	(20)
Material Holdings, LLC	Revolver	1.00	192	(15)
Medical Manufacturing Technologies, LLC	Revolver	0.50	1,859	(34)
NEFCO Holding Company LLC	Delayed Draw	1.00	3,275	33
NEFCO Holding Company LLC	Revolver	0.50	596	6
NMI AcquisitionCo, Inc.	Revolver	0.50	1,280	(5)
North Haven Fairway Buyer, LLC	Revolver	0.50	879	9
North Haven Stallone Buyer, LLC	Delayed Draw	1.00	3,223	(33)
Oak Purchaser, Inc.	Delayed Draw	0.50	1,552	(30)
Oak Purchaser, Inc.	Revolver	0.50	584	(10)
Oranje Holdco, Inc.	Revolver	0.50	1,006	10
PDI TA Holdings, Inc	Delayed Draw	0.50	154	(2)
PDI TA Holdings, Inc	Revolver	0.50	46	—
Pestco Intermediate, LLC	Delayed Draw	1.00	1,031	7
Pestco Intermediate, LLC	Revolver	0.50	238	2
PF Atlantic Holdco 2, LLC	Revolver	0.50	2,759	(34)
Prophix Software Inc. (Canada)	Delayed Draw	—	379	—
Prophix Software Inc. (Canada)	Revolver	0.50	1,993	—
Pushpay USA Inc.	Revolver	0.50	1,235	11
PXO Holdings I Corp.	Revolver	0.50	1,315	(16)
QNNECT, LLC	Delayed Draw	1.00	1,325	26
Quantic Electronics, LLC	Revolver	1.00	1,381	(27)
Radwell Parent, LLC	Revolver	0.38	1,116	18
RSC Acquisition, Inc.	Revolver	0.50	462	(5)
Sapphire Convention, Inc.	Revolver	0.50	4,471	—
SCP Eye Care HoldCo, LLC	Delayed Draw	1.00	14	—
SCP Eye Care HoldCo, LLC	Revolver	0.50	6	—
Smarsh Inc.	Delayed Draw	1.00	816	—
Smarsh Inc.	Revolver	0.50	245	—
SPF Borrower, LLC	Revolver	0.50	1,544	—
Spotless Brands, LLC	Delayed Draw	1.00	7,200	108
Spotless Brands, LLC	Revolver	0.50	1,096	13
Summit Acquisition, Inc.	Delayed Draw	1.00	1,374	23
Summit Acquisition, Inc.	Revolver	0.50	687	12

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2024
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount **		Fair Value
Tank Holding Corp.	Revolver	0.38%		$1,241	$(14)
Trader Corporation (Canada)	Revolver	0.50	C$	906	25
Tufin Software North America, Inc.	Delayed Draw	—		196	(1)
Tufin Software North America, Inc.	Revolver	0.50		1,339	(7)
Turbo Buyer, Inc.	Revolver	0.50		852	(19)
U.S. Legal Support, Inc.	Delayed Draw	0.50		1,407	(19)
U.S. Legal Support, Inc.	Revolver	0.50		490	(7)
Vensure Employee Services, Inc.	Delayed Draw	1.00		3,558	(23)
Wineshipping.com LLC	Revolver	0.50		238	(19)
World 50, Inc.	Revolver	0.50		860	(17)
Total unfunded commitments				$138,658	$(998)
As of March 31, 2024, investments at fair value consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$1,286,407	$1,266,471	70.9%
Second Lien Debt	167,311	165,353	9.3
Equity Investments	104,760	104,471	5.9
Investment Funds	271,097	248,598	13.9
Total	$1,829,575	$1,784,893	100.0%
The rate type of debt investments at fair value as of March 31, 2024 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value of First and Second Lien Debt
Floating Rate	$1,453,718	$1,431,824	100.0%
Fixed Rate	—	—	—
Total	$1,453,718	$1,431,824	100.0%

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2024
(amounts in thousands) (unaudited)
The industry composition of investments at fair value as of March 31, 2024 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$108,530	$101,054	5.7%
Automotive	76,210	74,691	4.2
Beverage & Food	49,671	46,906	2.6
Business Services	98,297	99,739	5.6
Capital Equipment	42,622	46,831	2.6
Chemicals, Plastics & Rubber	69,265	67,970	3.8
Construction & Building	29,966	30,375	1.7
Consumer Goods: Durable	4,754	4,621	0.3
Consumer Goods: Non-Durable	7,057	7,308	0.4
Consumer Services	93,716	91,725	5.1
Containers, Packaging & Glass	46,951	40,982	2.3
Diversified Financial Services	94,771	94,943	5.3
Energy: Oil & Gas	12,332	12,928	0.7
Environmental Industries	42,826	42,950	2.4
Healthcare & Pharmaceuticals	215,340	212,015	12.0
High Tech Industries	134,495	135,440	7.6
Investment Funds	271,097	248,598	13.9
Leisure Products & Services	83,673	79,385	4.5
Media: Advertising, Printing & Publishing	43,177	43,650	2.4
Retail	24,463	24,885	1.4
Software	170,460	172,102	9.6
Sovereign & Public Finance	78	80	0.0
Telecommunications	79,915	75,697	4.2
Transportation: Cargo	9,770	9,284	0.5
Utilities: Electric	920	910	0.1
Wholesale	19,219	19,824	1.1
Total	$1,829,575	$1,784,893	100.0%

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2024
(amounts in thousands) (unaudited)
The geographical composition of investments at fair value as of March 31, 2024 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Australia	$5,029	$5,150	0.3%
Canada	50,822	52,008	2.9
Luxembourg	42,119	40,165	2.3
Sweden	1,168	266	0.0
United Kingdom	79,469	76,711	4.3
United States	1,650,968	1,610,593	90.2
Total	$1,829,575	$1,784,893	100.0%

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (68.6% of fair value)
ADPD Holdings, LLC	^*	(2)(3)(11)(15)	Consumer Services	SOFR	6.00%	11.68%	8/16/2022	8/15/2028	$10,119	$9,898	$8,837	0.97%
Advanced Web Technologies Holding Company	^*	(2)(3)(11)(15)	Containers, Packaging & Glass	SOFR	6.25%	11.76%	12/17/2020	12/17/2026	9,090	8,979	9,129	1.00
Advanced Web Technologies Holding Company	^	(2)(3)(11)	Containers, Packaging & Glass	SOFR	6.75%	12.26%	6/2/2023	12/17/2026	641	625	652	0.07
Advanced Web Technologies Holding Company	^*	(2)(3)(11)	Containers, Packaging & Glass	SOFR	6.50%	12.01%	12/16/2021	12/17/2026	1,593	1,573	1,609	0.18
AI Grace AUS Bidco Pty LTD (Australia)	^	(2)(3)(7)	Consumer Goods: Non-Durable	SOFR	6.50%	11.85%	12/5/2023	12/5/2029	2,286	2,218	2,217	0.24
Allied Benefit Systems Intermediate LLC	^	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	5.25%	10.63%	10/31/2023	10/31/2030	—	(23)	(24)	0.00
Alpine Acquisition Corp II	^*	(2)(3)(11)(15)	Transportation: Cargo	SOFR	6.00%	11.46%	4/19/2022	11/30/2026	9,614	9,430	9,128	1.00
American Physician Partners, LLC	^	(2)(3)(8)(11)(12)	Healthcare & Pharmaceuticals	SOFR	10.25% (100% PIK)	15.71%	12/16/2022	6/30/2023	3,472	3,082	—	—
American Physician Partners, LLC	^*	(2)(3)(8)(11)(12)	Healthcare & Pharmaceuticals	SOFR	10.25% (100% PIK)	15.71%	1/7/2019	8/5/2022	35,148	30,117	—	—
Apex Companies Holdings, LLC	^*	(2)(3)(15)	Environmental Industries	SOFR	6.25%	11.63%	1/31/2023	1/31/2028	10,015	9,727	10,040	1.10
Applied Technical Services, LLC	^	(2)(3)(11)	Business Services	SOFR	6.00%	11.43%	9/18/2023	12/29/2026	480	470	484	0.05
Applied Technical Services, LLC	^	(2)(3)(11)(15)	Business Services	SOFR	5.75%	11.11%	12/29/2020	12/29/2026	542	536	542	0.06
Appriss Health, LLC	^	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	6.75%	12.32%	5/6/2021	5/6/2027	36,554	36,062	36,359	3.97
Ascend Buyer, LLC	^*	(2)(3)(11)(15)	Containers, Packaging & Glass	SOFR	6.40%	11.91%	9/30/2021	9/30/2028	3,814	3,748	3,697	0.41
Associations, Inc.	^	(2)(3)(11)(15)	Construction & Building	SOFR	4.00%, 2.50% PIK	12.16%	7/2/2021	7/2/2027	13,440	13,357	13,386	1.47
Atlas AU Bidco Pty Ltd (Australia)	^	(2)(3)(7)(15)	High Tech Industries	SOFR	7.25%	12.58%	12/15/2022	12/12/2029	2,890	2,805	2,922	0.32
Atlas US Finco, Inc.	^	(2)(3)	High Tech Industries	SOFR	6.75%	12.40%	12/18/2023	12/10/2029	1,338	1,311	1,311	0.14
Aurora Lux FinCo S.Á.R.L. (Luxembourg)	^*	(2)(3)(7)(11)	Software	SOFR	3.00%, 4.00% PIK	12.45%	12/24/2019	12/24/2026	32,309	31,911	31,010	3.40
Avalara, Inc.	^	(2)(3)(15)	Diversified Financial Services	SOFR	7.25%	12.60%	10/19/2022	10/19/2028	22,500	21,977	22,872	2.51
Barnes & Noble, Inc.	^	(2)(3)(10)(11)	Retail	SOFR	8.81%	14.27%	8/7/2019	12/20/2026	26,402	25,807	26,253	2.87
Bayside OPCP, LLC	^	(2)(3)(11)	Healthcare & Pharmaceuticals	SOFR	7.25% (100% PIK)	12.77%	5/31/2023	5/31/2026	4,785	4,785	4,785	0.52
Bayside OPCP, LLC	^	(2)(3)(11)	Healthcare & Pharmaceuticals	SOFR	7.25% (100% PIK)	12.75%	5/31/2023	5/31/2026	13,527	13,527	13,527	1.48
Bayside OPCP, LLC	^	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	7.00% (100% PIK)	12.33%	5/31/2023	5/31/2026	—	—	—	—
BlueCat Networks, Inc. (Canada)	^	(2)(3)(7)(15)	High Tech Industries	SOFR	4.00%, 2.00% PIK	11.39%	8/8/2022	8/8/2028	3,692	3,632	3,609	0.40
BMS Holdings III Corp.	^	(2)(3)(11)	Construction & Building	SOFR	5.50%	10.97%	9/30/2019	9/30/2026	4,784	4,729	4,675	0.51

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Bradyifs Holdings, LLC	^	(2)(3)(15)	Wholesale	SOFR	6.00%	11.38%	10/31/2023	10/31/2029	$8,595	$8,399	$8,396	0.92%
CD&R Madison Parent Ltd (United Kingdom)	^	(2)(7)	Business Services	EURIBOR	5.75%, 2.00% PIK	11.71%	2/27/2023	2/27/2030	€609	627	682	0.07
CD&R Madison Parent Ltd (United Kingdom)	^	(2)(7)(15)	Business Services	SONIA	6.25%, 2.00% PIK	13.44%	2/27/2023	2/27/2030	£1,292	1,508	1,676	0.18
Celerion Buyer, Inc.	^*	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	6.50%	11.93%	11/3/2022	11/3/2029	3,120	3,036	3,159	0.35
Chartis Holding, LLC	^*	(2)(3)(11)(15)	Business Services	SOFR	5.00%	10.52%	5/1/2019	5/1/2025	797	793	795	0.09
Chemical Computing Group ULC (Canada)	^*	(2)(3)(7)(11)(15)	Software	SOFR	4.50%	9.86%	8/30/2018	8/30/2024	385	385	383	0.04
CircusTrix Holdings, LLC	^*	(2)(3)(15)	Leisure Products & Services	SOFR	6.75%	12.11%	7/18/2023	7/14/2028	12,549	12,202	12,585	1.38
Comar Holding Company, LLC	^*	(2)(3)(11)	Containers, Packaging & Glass	SOFR	2.00%, 4.75% PIK	12.28%	6/18/2018	6/18/2026	29,291	29,233	25,198	2.76
CoreWeave Compute Acquisition Co. II, LLC	^	(2)(3)(15)	High Tech Industries	SOFR	8.75%	14.13%	7/30/2023	7/30/2028	1,212	1,179	1,176	0.13
Cority Software Inc. (Canada)	^*	(2)(3)(7)(15)	Software	SOFR	5.00%	10.39%	7/2/2019	7/2/2026	10,302	10,201	10,257	1.12
Cority Software Inc. (Canada)	^	(2)(3)(7)	Software	SOFR	7.00%	12.39%	9/3/2020	7/2/2026	547	539	546	0.06
Coupa Holdings, LLC	^	(2)(3)(15)	Software	SOFR	7.50%	12.86%	2/27/2023	2/28/2030	8,638	8,410	8,838	0.97
CPI Intermediate Holdings, Inc.	^*	(2)(3)(15)	Telecommunications	SOFR	5.50%	10.87%	10/6/2022	10/6/2029	3,843	3,772	3,803	0.42
CST Holding Company	^*	(2)(3)(11)(15)	Consumer Goods: Non-Durable	SOFR	6.50%	11.86%	11/1/2022	11/1/2028	4,981	4,844	5,027	0.55
DCA Investment Holding LLC	^*	(2)(3)	Healthcare & Pharmaceuticals	SOFR	6.41%	11.75%	3/11/2021	4/3/2028	14,301	14,177	14,071	1.54
Denali Midco 2, LLC	^*	(2)(3)(11)(15)	Consumer Services	SOFR	6.50%	11.96%	9/15/2022	12/22/2027	9,023	8,785	9,023	0.99
Dermatology Associates	^	(2)(3)(11)	Healthcare & Pharmaceuticals	SOFR	6.25% (100% PIK)	11.75%	5/31/2016	1/15/2024	30,871	30,871	30,835	3.37
Dermatology Associates	^	(2)(3)(8)(10)	Healthcare & Pharmaceuticals	SOFR	11.31% (100% PIK)	16.81%	5/31/2016	1/15/2024	49,028	24,963	34,990	3.82
Diligent Corporation	^	(2)(3)(11)(15)	Telecommunications	SOFR	6.25%	11.78%	8/4/2020	8/4/2025	663	656	659	0.07
Dwyer Instruments, Inc.	^*	(2)(3)(11)(15)	Capital Equipment	SOFR	5.75%	11.20%	7/21/2021	7/21/2027	3,791	3,731	3,791	0.42
Eliassen Group, LLC	^*	(2)(3)(15)	Business Services	SOFR	5.50%	10.85%	4/14/2022	4/14/2028	2,206	2,151	2,145	0.23
Ellkay, LLC	^*	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	6.00%	11.28%	9/14/2021	9/14/2027	13,964	13,754	11,809	1.29
Emergency Communications Network, LLC	^*	(2)(3)	Telecommunications	SOFR	2.50%, 6.25% PIK	14.13%	6/1/2017	6/1/2024	28,060	28,047	23,896	2.62
EPS Nass Parent, Inc.	^	(2)(3)(11)(15)	Utilities: Electric	SOFR	5.75%	11.25%	4/19/2021	4/19/2028	933	920	902	0.10
EvolveIP, LLC	^*	(2)(3)(11)	Telecommunications	SOFR	5.50%	11.19%	11/26/2019	6/7/2025	6,154	6,153	5,901	0.65
Excel Fitness Holdings, Inc.	^*	(2)(3)(11)(15)	Leisure Products & Services	SOFR	5.25%	10.75%	4/29/2022	4/29/2029	6,157	6,043	6,061	0.66
Excelitas Technologies Corp.	^	(2)(3)(11)(15)	Capital Equipment	SOFR	5.75%	11.23%	8/12/2022	8/12/2029	3,287	3,229	3,238	0.35
Excelitas Technologies Corp.	^	(2)	Capital Equipment	EURIBOR	5.75%	9.74%	8/12/2022	8/12/2029	€1,263	1,274	1,376	0.15
FPG Intermediate Holdco, LLC	^	(2)(3)(11)(15)	Consumer Services	SOFR	6.75%	12.29%	8/5/2022	3/5/2027	359	298	321	0.04
Greenhouse Software, Inc.	^	(2)(3)(15)	Software	SOFR	7.00%	12.35%	3/1/2021	9/1/2028	32,796	32,162	32,593	3.57

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Guidehouse LLP	^	(2)(3)	Sovereign & Public Finance	SOFR	3.75%, 2.00% PIK	11.11%	9/30/2022	12/16/2030	$79	$78	$79	0.01%
Hadrian Acquisition Limited (United Kingdom)	^	(2)(3)(7)(10)	Diversified Financial Services	SONIA	5.25%, 3.43% PIK	13.87%	2/28/2022	2/28/2029	£15,187	19,798	19,261	2.11
Hadrian Acquisition Limited (United Kingdom)	^	(2)(3)(7)(15)	Diversified Financial Services	SONIA	5.00%, 2.75% PIK	12.94%	2/28/2022	2/28/2029	£3,928	4,552	4,952	0.54
Harbour Benefit Holdings, Inc.	^*	(2)(3)(11)(15)	Business Services	SOFR	5.00%	10.51%	12/13/2017	12/13/2024	2,951	2,939	2,905	0.32
Heartland Home Services, Inc.	^*	(2)(3)(11)	Consumer Services	SOFR	5.75%	11.11%	2/10/2022	12/15/2026	10,223	10,158	9,766	1.07
Heartland Home Services, Inc.	^*	(2)(3)(11)(15)	Consumer Services	SOFR	6.00%	11.36%	12/15/2020	12/15/2026	7,116	7,068	6,818	0.75
Hercules Borrower LLC	^*	(2)(3)(11)(15)	Environmental Industries	SOFR	6.25%	11.70%	12/14/2020	12/14/2026	18,081	17,770	18,081	1.98
Hoosier Intermediate, LLC	^*	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	5.00%	10.53%	11/15/2021	11/15/2028	9,809	9,629	9,415	1.03
HS Spa Holdings Inc.	^	(2)(3)(15)	Consumer Services	SOFR	5.75%	11.12%	6/2/2022	6/2/2029	94	76	95	0.01
iCIMS, Inc.	^	(2)(3)(15)	Software	SOFR	7.25%	12.62%	8/18/2022	8/18/2028	26,975	26,596	26,953	2.95
Infront Luxembourg Finance S.À R.L. (Luxembourg)	^	(2)(7)	Leisure Products & Services	EURIBOR	9.00%	12.96%	5/28/2021	5/28/2027	€8,250	9,844	9,085	1.00
Integrity Marketing Acquisition, LLC	^	(2)(3)(11)	Diversified Financial Services	SOFR	6.02%	11.51%	12/3/2021	8/27/2026	425	422	419	0.05
IQN Holding Corp.	^	(2)(3)(15)	Business Services	SOFR	5.25%	10.64%	5/2/2022	5/2/2029	6,905	6,843	6,936	0.76
iRobot Corporation	^	(2)(3)(11)	Consumer Goods: Durable	SOFR	6.50%, 2.50% PIK	14.42%	7/25/2023	7/31/2026	4,939	4,939	5,125	0.56
Jeg's Automotive, LLC	^*	(2)(3)(11)	Automotive	SOFR	6.00%	11.46%	12/22/2021	12/22/2027	20,487	20,192	17,623	1.93
Kaseya, Inc.	^	(2)(3)(15)	High Tech Industries	SOFR	3.50%, 2.50% PIK	11.38%	6/23/2022	6/23/2029	36,346	35,706	36,352	3.98
Lifelong Learner Holdings, LLC	^*	(2)(3)(11)(15)	Business Services	SOFR	5.75%	11.28%	10/18/2019	10/18/2026	25,718	25,487	23,589	2.58
LinQuest Corporation	*	(2)(3)(11)	Aerospace & Defense	SOFR	5.75%	11.23%	7/28/2021	7/28/2028	9,775	9,635	9,373	1.03
LVF Holdings, Inc.	^*	(2)(3)(11)(15)	Beverage & Food	SOFR	5.75%	11.25%	6/10/2021	6/10/2027	32,833	32,380	32,290	3.54
Material Holdings, LLC	^*	(2)(3)(11)(15)	Business Services	SOFR	6.00%	11.45%	8/19/2021	8/19/2027	8,139	8,039	7,816	0.86
Maverick Acquisition, Inc.	^*	(2)(3)(11)	Aerospace & Defense	SOFR	6.25%	11.60%	6/1/2021	6/1/2027	35,261	34,818	27,632	3.03
Medical Manufacturing Technologies, LLC	^*	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	5.50%	11.01%	12/23/2021	12/23/2027	30,679	30,238	30,679	3.36
NEFCO Holding Company LLC	^*	(2)(3)(11)(15)	Construction & Building	SOFR	6.50%	12.14%	8/5/2022	8/5/2028	6,761	6,643	6,778	0.74
NEFCO Holding Company LLC	^	(2)(3)(11)(15)	Construction & Building	SOFR	6.50%	12.03%	12/1/2023	8/5/2028	558	488	567	0.06
NMI AcquisitionCo, Inc.	^*	(2)(3)(11)(15)	High Tech Industries	SOFR	5.75%	11.21%	9/6/2017	9/6/2025	38,120	38,085	37,848	4.15
North Haven Fairway Buyer, LLC	^*	(2)(3)(15)	Consumer Services	SOFR	6.50%	11.85%	5/17/2022	5/17/2028	16,032	15,764	16,203	1.78
North Haven Stallone Buyer, LLC	^	(2)(3)	Consumer Services	SOFR	5.50%	11.29%	10/11/2022	5/24/2027	199	196	194	0.02
North Haven Stallone Buyer, LLC	^	(2)(3)(11)(15)	Consumer Services	SOFR	6.00%	11.14%	11/3/2023	5/24/2027	323	213	232	0.03
Oak Purchaser, Inc.	^	(2)(3)(15)	Business Services	SOFR	5.50%	10.87%	4/28/2022	4/28/2028	7,309	7,247	7,083	0.78
Oranje Holdco, Inc.	^	(2)(3)(15)	Business Services	SOFR	7.50%	12.88%	2/1/2023	2/1/2029	8,052	7,852	8,123	0.89

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **		Amortized Cost (4)	Fair Value (5)	% of Net Assets
Park County Holdings, LLC	^	(2)(3)(10)	Media: Advertising, Printing & Publishing	SOFR	7.11%	12.47%	11/29/2023	11/29/2029		$30,000	$29,391	$29,385	3.22%
Performance Health Holdings, Inc.	*	(2)(3)(11)	Healthcare & Pharmaceuticals	SOFR	5.75%	11.32%	7/12/2021	7/12/2027		6,444	6,360	6,419	0.70
Pestco Intermediate, LLC	^	(2)(3)(11)(15)	Environmental Industries	SOFR	6.50%	12.03%	2/6/2023	2/17/2028		3,679	3,542	3,633	0.40
PF Atlantic Holdco 2, LLC	^	(2)(3)(11)(15)	Leisure Products & Services	SOFR	5.50%	11.12%	11/12/2021	11/12/2027		11,576	11,383	11,231	1.23
PF Growth Partners, LLC	*	(2)(3)(11)	Leisure Products & Services	SOFR	5.00%	10.45%	7/1/2019	7/11/2025		7,875	7,840	7,824	0.86
Project Castle, Inc.	*	(2)(3)	Capital Equipment	SOFR	5.50%	10.89%	6/24/2022	6/1/2029		7,406	6,755	6,536	0.72
Prophix Software Inc. (Canada)	^	(2)(3)(7)(11)(15)	Software	SOFR	6.50%	11.96%	2/1/2021	2/1/2026		13,280	13,100	13,280	1.45
Prophix Software Inc. (Canada)	^	(2)(3)(7)(11)(15)	Software	SOFR	6.50%	11.83%	11/21/2023	2/1/2026		—	—	—	—
Pushpay USA Inc.	^*	(2)(3)(11)(15)	Diversified Financial Services	SOFR	6.75%	12.28%	5/10/2023	5/10/2030		16,009	15,525	15,938	1.75
PXO Holdings I Corp.	^*	(2)(3)(11)(15)	Chemicals, Plastics & Rubber	SOFR	5.50%	11.00%	3/8/2022	3/8/2028		6,997	6,862	6,801	0.75
QNNECT, LLC	^*	(2)(3)(15)	Aerospace & Defense	SOFR	7.00%	12.38%	11/2/2022	11/2/2029		5,302	5,127	5,420	0.59
Quantic Electronics, LLC	^*	(2)(3)(11)	Aerospace & Defense	SOFR	6.25%	11.70%	11/19/2020	11/19/2026		15,711	15,528	15,270	1.67
Quantic Electronics, LLC	^*	(2)(3)(11)	Aerospace & Defense	SOFR	6.25%	11.70%	3/1/2021	3/1/2027		9,725	9,609	9,452	1.04
Radwell Parent, LLC	^*	(2)(3)(15)	Wholesale	SOFR	6.75%	12.10%	12/1/2022	4/1/2029		11,169	10,849	11,242	1.23
Regency Entertainment, Inc.	^	(2)(3)(11)	Media: Advertising, Printing & Publishing	SOFR	8.50%	13.95%	7/5/2023	6/23/2028		15,000	14,653	14,891	1.63
RSC Acquisition, Inc.	^	(2)(3)(11)(15)	Diversified Financial Services	SOFR	5.50%	10.93%	11/1/2019	11/1/2029		10,168	10,088	10,099	1.11
Sapphire Convention, Inc.	^*	(2)(3)(11)(15)	Telecommunications	SOFR	6.00%	11.53%	11/20/2018	11/20/2025		27,479	27,302	27,479	3.01
SCP Eye Care HoldCo, LLC	^	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	5.75%	11.21%	10/7/2022	10/7/2029		158	152	156	0.02
Smarsh Inc.	^	(2)(3)(15)	Software	SOFR	5.75%	11.10%	2/18/2022	2/18/2029		7,346	7,211	7,254	0.79
SPay, Inc.	^*	(2)(3)(11)	Leisure Products & Services	SOFR	2.88%, 6.38% PIK	14.96%	6/15/2018	6/15/2026		26,673	26,605	23,068	2.53
Speedstar Holding, LLC	^*	(2)(3)(11)	Automotive	SOFR	7.25%	12.79%	1/22/2021	1/22/2027		29,922	29,512	29,899	3.28
Spotless Brands, LLC	^*	(2)(3)(11)(15)	Consumer Services	SOFR	6.50%	12.03%	6/21/2022	7/25/2028		13,864	13,629	13,874	1.52
Spotless Brands, LLC	^	(2)(3)(11)(15)	Consumer Services	SOFR	6.75%	12.08%	6/21/2022	7/25/2028		—	(380)	143	0.02
Summit Acquisition, Inc.	^	(2)(3)(15)	Diversified Financial Services	SOFR	6.75%	12.10%	5/4/2023	5/1/2030		—	(56)	9	0.00
Tank Holding Corp.	^*	(2)(3)(11)(15)	Capital Equipment	SOFR	5.75%	11.21%	3/31/2022	3/31/2028		14,231	13,997	13,873	1.52
TCFI Aevex LLC	^*	(2)(3)(11)	Aerospace & Defense	SOFR	6.00%	11.46%	3/18/2020	3/18/2026		10,934	10,848	10,854	1.19
TIBCO Software Inc.	*	(2)(3)	High Tech Industries	SOFR	4.50%	9.95%	9/30/2022	3/31/2029		14,887	13,733	14,513	1.59
Trader Corporation (Canada)	^	(2)(3)(7)(15)	Automotive	CDOR	6.75%	12.19%	12/22/2022	12/22/2029	C$	11,990	8,604	9,156	1.00
Tufin Software North America, Inc.	^	(2)(3)(11)(15)	Software	SOFR	7.69%	13.20%	8/17/2022	8/17/2028		27,802	27,336	27,554	3.02
Turbo Buyer, Inc.	^	(2)(3)(15)	Automotive	SOFR	6.00%	11.50%	12/2/2019	12/2/2025		1,697	1,640	1,620	0.18
U.S. Legal Support, Inc.	^*	(2)(3)(11)(15)	Business Services	SOFR	5.75%	11.11%	11/30/2018	11/30/2024		16,370	16,296	16,124	1.77
US INFRA SVCS Buyer, LLC	^	(2)(3)(11)	Environmental Industries	SOFR	6.50%, 0.75% PIK	12.95%	4/13/2020	4/13/2026		8,606	8,533	7,928	0.87
USALCO, LLC	^*	(2)(3)(11)	Chemicals, Plastics & Rubber	SOFR	6.00%	11.61%	10/19/2021	10/19/2027		1,681	1,653	1,681	0.18

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
USR Parent Inc.	^	(2)(3)(10)	Retail	SOFR	7.60%	12.94%	4/22/2022	4/25/2027	$3,778	$3,751	$3,740	0.41%
Vensure Employee Services, Inc.	^	(2)(3)(15)	Business Services	SOFR	5.25%	10.63%	12/15/2023	3/26/2027	610	536	535	0.06
Westfall Technik, Inc.	^*	(2)(3)(11)	Chemicals, Plastics & Rubber	SOFR	6.75%, 0.75% PIK	12.96%	9/13/2018	9/13/2024	27,305	27,183	25,166	2.75
Wineshipping.com LLC	^*	(2)(3)(11)(15)	Beverage & Food	SOFR	5.75%	11.29%	10/29/2021	10/29/2027	5,897	5,812	5,486	0.60
Yellowstone Buyer Acquisition, LLC	^	(2)(3)(11)	Consumer Goods: Durable	SOFR	5.75%	11.18%	9/13/2021	9/13/2027	440	434	427	0.05
YLG Holdings, Inc.	^	(2)(3)(11)	Consumer Services	SOFR	5.00%	10.48%	9/30/2020	11/1/2025	1,940	1,912	1,940	0.21
First Lien Debt Total										$1,309,175	$1,263,324	138.40%
Second Lien Debt (10.2% of fair value)
11852604 Canada Inc. (Canada)	^	(2)(3)(7)(11)	Healthcare & Pharmaceuticals	SOFR	9.50% (100% PIK)	15.04%	9/30/2021	9/30/2028	$8,780	$8,665	$8,670	0.95%
AI Convoy S.A.R.L (United Kingdom)	^	(2)(3)(7)	Aerospace & Defense	SOFR	8.25%	13.80%	1/17/2020	1/17/2028	24,814	24,476	24,938	2.74
Aimbridge Acquisition Co., Inc.	^	(2)(11)	Leisure Products & Services	SOFR	7.50%	12.96%	2/1/2019	2/1/2027	9,241	9,162	8,680	0.95
AP Plastics Acquisition Holdings, LLC	^	(2)(3)(11)	Chemicals, Plastics & Rubber	SOFR	7.50%	12.96%	8/10/2021	8/10/2029	33,680	32,957	33,204	3.64
AQA Acquisition Holdings, Inc.	^*	(2)(3)(11)	High Tech Industries	SOFR	7.50%	12.98%	3/3/2021	3/3/2029	35,000	34,358	35,000	3.83
Bayside OPCP, LLC	^	(2)(3)(8)(9)(11)	Healthcare & Pharmaceuticals	SOFR	10.00% (100% PIK)	15.50%	5/31/2023	5/31/2026	4,861	3,653	3,071	0.34
Outcomes Group Holdings, Inc.	^*	(2)	Business Services	SOFR	7.50%	13.04%	10/23/2018	10/26/2026	1,731	1,729	1,731	0.19
PAI Holdco, Inc.	^	(2)(3)	Automotive	SOFR	5.50%, 2.00% PIK	13.03%	10/28/2020	10/28/2028	14,377	14,101	13,449	1.47
Quartz Holding Company	^*	(2)(11)	Software	SOFR	8.00%	13.46%	4/2/2019	4/2/2027	7,048	6,979	7,048	0.77
Stonegate Pub Company Bidco Limited (United Kingdom)	^	(2)(7)	Beverage & Food	SONIA	8.50%	13.69%	3/12/2020	3/12/2028	£20,000	24,883	22,204	2.43
TruGreen Limited Partnership	^	(2)(3)(11)	Consumer Services	SOFR	8.50%	14.14%	11/16/2020	11/2/2028	13,000	12,817	12,082	1.32
World 50, Inc.	^	(9)	Business Services	FIXED	11.50%	11.50%	1/10/2020	1/9/2027	18,098	17,877	18,098	1.98
Second Lien Debt Total										$191,657	$188,175	20.61%

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (4.8% of fair value)
ANLG Holdings, LLC	^	(6)(16)	Capital Equipment	6/22/2018	592	$592	$1,027	0.11%
Appriss Health, LLC	^	(6)	Healthcare & Pharmaceuticals	5/6/2021	6	5,599	5,438	0.60
Atlas Ontario LP (Canada)	^	(6)(7)(16)	Business Services	4/7/2021	5,114	5,114	5,114	0.56
Bayside HoldCo, LLC	^	(6)(16)	Healthcare & Pharmaceuticals	5/31/2023	6	—	—	—
Blackbird Holdco, Inc.	^	(6)	Capital Equipment	12/14/2021	13	12,314	12,074	1.32

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Buckeye Parent, LLC	^	(6)(16)	Automotive	12/22/2021	885	$885	$85	0.01%
Chartis Holding, LLC	^	(6)(16)	Business Services	5/1/2019	433	421	637	0.07
CIP Revolution Holdings, LLC	^	(6)(16)	Media: Advertising, Printing & Publishing	8/19/2016	318	318	254	0.03
Cority Software Inc. (Canada)	^	(6)(7)(16)	Software	7/2/2019	250	250	696	0.08
Derm Growth Partners III, LLC	^	(6)(16)	Healthcare & Pharmaceuticals	5/31/2016	1,000	1,000	—	—
Diligent Corporation	^	(6)	Telecommunications	4/5/2021	13	12,842	12,761	1.40
ECP Parent, LLC	^	(6)(16)	Healthcare & Pharmaceuticals	3/29/2018	268	—	290	0.03
GB Vino Parent, L.P.	^	(6)(16)	Beverage & Food	10/29/2021	4	307	218	0.02
Integrity Marketing Group, LLC	^	(6)	Diversified Financial Services	12/21/2021	18,530	18,369	17,824	1.95
Legacy.com, Inc.	^	(6)(16)	High Tech Industries	3/20/2017	1,500	1,500	1,064	0.12
NearU Holdings LLC	^	(6)(16)	Consumer Services	8/16/2022	25	2,470	1,140	0.12
NEFCO Holding Company LLC	^	(6)	Construction & Building	8/5/2022	1	608	608	0.07
North Haven Goldfinch Topco, LLC	^	(6)(16)	Containers, Packaging & Glass	6/18/2018	2,315	2,315	—	—
Pascal Ultimate Holdings, L.P	^	(6)(16)	Capital Equipment	7/21/2021	36	364	910	0.10
Picard Parent, Inc.	^	(6)	High Tech Industries	9/30/2022	3	2,897	3,188	0.35
Profile Holdings I, LP	^	(6)(16)	Chemicals, Plastics & Rubber	3/8/2022	5	523	492	0.05
Sinch AB (Sweden)	^	(6)(7)(16)	High Tech Industries	3/26/2019	106	1,168	395	0.04
Summit K2 Midco, Inc.	^	(6)(16)	Diversified Financial Services	4/27/2023	121	121	161	0.02
Tailwind HMT Holdings Corp.	^	(6)(16)	Energy: Oil & Gas	11/17/2017	22	1,558	1,807	0.20
Talon MidCo 1 Limited	^	(6)(16)	Software	8/17/2022	1,018	1,456	1,694	0.19
Tank Holding Corp.	^	(6)(16)	Capital Equipment	3/26/2019	850	—	2,862	0.31
Titan DI Preferred Holdings, Inc.	^	(6)	Energy: Oil & Gas	2/11/2020	10,534	10,414	10,534	1.15
Turbo Buyer, Inc.	^	(6)(16)	Automotive	12/2/2019	1,925	933	2,501	0.27
U.S. Legal Support Investment Holdings, LLC	^	(6)(16)	Business Services	11/30/2018	641	641	722	0.08
W50 Parent LLC	^	(6)(16)	Business Services	1/10/2020	500	190	1,237	0.14
Zenith American Holding, Inc.	^	(6)(16)	Business Services	12/13/2017	1,565	760	1,888	0.21
Equity Investments Total						$85,929	$87,621	9.60%
Total investments—non-controlled/non-affiliated						$1,586,761	$1,539,120	168.61%

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(amounts in thousands)

Investments—non-controlled/affiliated		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (2.6% of fair value)
Direct Travel, Inc.	^*	(2)(3)(11)(14)	Leisure Products & Services	SOFR	6.50%, 2.00% PIK	13.99%	10/14/2016	10/1/2025	$44,408	$43,341	$44,407	4.87%
Direct Travel, Inc.	^	(2)(3)(11)(14)(15)	Leisure Products & Services	SOFR	6.00%	11.53%	10/1/2020	10/1/2025	3,772	3,696	3,772	0.41
First Lien Debt Total										$47,037	$48,179	5.28%

Investments—non-controlled/affiliated		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (0.3% of fair value)
Direct Travel, Inc.	^	(6)(14)(16)	Leisure Products & Services	10/1/2020	43	$—	$5,203	0.57%
Equity Investments Total					43	$—	$5,203	0.57%
Total investments—non-controlled/affiliated						$47,037	$53,382	5.85%

Investments—controlled/affiliated		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par Amount/ LLC Interest	Cost	Fair Value (5)	% of Net Assets

Investment Funds (13.5% of fair value)
Middle Market Credit Fund II, LLC, Member's Interest	^	(7)(13)	Investment Funds	FIXED	14.22%	14.22%	11/3/2020	12/31/2030	$78,122	$78,096	$67,419	7.39%
Middle Market Credit Fund, LLC, Subordinated Loan and Member's Interest	^	(7)(13)	Investment Funds	FIXED	11.40%	11.40%	2/29/2016	12/31/2027	193,000	193,001	181,960	19.93
Middle Market Credit Fund, Mezzanine Loan		(2)(7)(9)(13)	Investment Funds	SOFR	9.00%	14.27%	6/30/2016	5/21/2025	—	—	—	—
Investment Funds Total										$271,097	$249,379	27.32%
Total investments—controlled/affiliated										$271,097	$249,379	27.32%
Total investments										$1,904,895	$1,841,881	201.78%

Derivative Instrument	Counterparty	Company Pays***	Company Receives	Maturity Date	Notional Amount	Fair Value(5)	Change in Unrealized Appreciation / (Depreciation)	Upfront Payments / Receipts
Interest Rate Swap	Morgan Stanley Capital Services LLC	SOFR + 3.139%	8.20%	December 1, 2028	$85,000	$985	$985	$—
^ Denotes that all or a portion of the assets are owned by Carlyle Secured Lending, Inc. (together with its consolidated subsidiaries, “we,” “us,” “our,” “CSL” or the “Company”). The Company has entered into a senior secured revolving credit facility (as amended, the “Credit Facility”). The lenders of the Credit Facility have a first lien security interest in substantially all of the portfolio investments held by the Company (see Note 8, Borrowings, to these unaudited consolidated financial statements). Accordingly, such assets are not available to creditors of Carlyle Direct Lending CLO 2015-1R LLC (the “2015-1 Issuer”).
* Denotes that all or a portion of the assets are owned by the Company's wholly owned subsidiary, the 2015-1 Issuer, and secure the notes issued in connection with a term debt securitization completed by the Company on June 26, 2015 (see Note 8, Borrowings, to these unaudited consolidated financial statements). Accordingly, such assets are not available to creditors of the Company.
** Par amount is denominated in USD (“$”) unless otherwise noted, as denominated in Canadian Dollar (“C$”), Euro (“€”) or British Pound (“£”).

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(amounts in thousands)
*** The interest rate paid by the Company for each interest period is calculated on the basis of a compounded average daily SOFR rate plus 3.139%. The interest rate swap settles quarterly on each of March 1, June 1, September 1, and December 1. Refer to Note 7, Derivative Instruments, to these unaudited consolidated financial statements for further details.
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
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either the Secured Overnight Financing Rate (“SOFR”), or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2023. As of December 31, 2023, the reference rates for variable rate loans were the 30-day SOFR at 5.35%, the 90-day SOFR at 5.33%, the 180-day SOFR at 5.16%, the daily SONIA at 5.19%, the 30-day EURIBOR at 3.85%, the 90-day EURIBOR at 3.91% and the 30-day CDOR at 5.45%.
(3)Loan includes interest rate floor feature, which ranges from 0.50% to 3.00%.
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

Investments—controlled/affiliated	Fair Value as of December 31, 2022	Additions/Purchases	Reductions/Sales/ Paydowns	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of December 31, 2023	Dividend and Interest Income
Middle Market Credit Fund, LLC, Subordinated Loan and Member's Interest	$190,065	$—	$—	$—	$(8,105)	$181,960	$22,000
Middle Market Credit Fund, Mezzanine Loan	—	—	—	—	—	—	—
Middle Market Credit Fund II, LLC, Member's Interest	72,957	—	—	—	(5,538)	67,419	11,104
Total investments—controlled/affiliated	$263,022	$—	$—	$—	$(13,643)	$249,379	$33,104

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(amounts in thousands)
(14)Under the Investment Company Act, the Company is deemed an “affiliated person” of this portfolio because the Company owns 5% or more of the portfolio company’s outstanding voting securities. Transactions related the portfolio company during the year ended December 31, 2023 were as follows:

Investments—non-controlled/affiliated	Fair Value as of December 31, 2022	Additions/Purchases	Reductions/Sales/ Paydowns	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of December 31, 2023	Dividend and Interest Income
Direct Travel, Inc.	$42,636	$1,329	$—	$—	$442	$44,407	$5,713
Direct Travel, Inc.	2,731	1,082	—	—	(41)	3,772	672
Direct Travel, Inc. (Equity)	—	—	—	—	5,203	5,203	—
Total investments—non-controlled/affiliated	$45,367	$2,411	$—	$—	$5,604	$53,382	$6,385
(15)As of December 31, 2023, the Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
First and Second Lien Debt—unfunded delayed draw and revolving term loans commitments
ADPD Holdings, LLC	Delayed Draw	1.00%	$2,878	$(271)
ADPD Holdings, LLC	Revolver	0.50	621	(59)
Advanced Web Technologies Holding Company	Revolver	0.50	985	3
Allied Benefit Systems Intermediate LLC	Delayed Draw	1.00	1,580	(24)
Alpine Acquisition Corp II	Revolver	0.50	1,379	(64)
Apex Companies Holdings, LLC	Delayed Draw	1.00	2,305	3
Applied Technical Services, LLC	Revolver	0.50	22	—
Appriss Health, LLC	Revolver	0.50	2,963	(22)
Ascend Buyer, LLC	Revolver	0.50	856	(22)
Associations, Inc.	Revolver	0.50	468	(2)
Atlas AU Bidco Pty Ltd (Australia)	Revolver	0.50	268	3
Avalara, Inc.	Revolver	0.50	2,250	34
Bayside OPCP, LLC	Revolver	0.50	1,974	—
BlueCat Networks, Inc. (Canada)	Delayed Draw	1.00	195	(4)
Bradyifs Holdings, LLC	Delayed Draw	1.00	696	(14)
Bradyifs Holdings, LLC	Revolver	0.50	709	(14)
CD&R Madison Parent Ltd (United Kingdom)	Delayed Draw	1.50	£214	3
Celerion Buyer, Inc.	Delayed Draw	2.00	499	5
Celerion Buyer, Inc.	Revolver	0.50	249	2
Chartis Holding, LLC	Revolver	0.50	100	—
Chemical Computing Group ULC (Canada)	Revolver	0.50	29	—
CircusTrix Holdings, LLC	Delayed Draw	1.00	1,613	4
CircusTrix Holdings, LLC	Revolver	0.50	806	2
CoreWeave Compute Acquisition Co. II, LLC	Delayed Draw	1.00	815	(14)
Cority Software Inc. (Canada)	Revolver	0.50	3,000	(10)

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
Coupa Holdings, LLC	Delayed Draw	1.00%	$771	$15
Coupa Holdings, LLC	Revolver	0.50	591	12
CPI Intermediate Holdings, Inc.	Delayed Draw	1.00	927	(9)
CST Holding Company	Revolver	0.50	423	3
Denali Midco 2, LLC	Delayed Draw	1.00	876	—
Diligent Corporation	Revolver	0.50	22	—
Direct Travel, Inc.	Delayed Draw	0.50	615	—
Dwyer Instruments, Inc.	Revolver	0.50	1,178	—
Eliassen Group, LLC	Delayed Draw	1.00	2,668	(34)
Ellkay, LLC	Revolver	0.50	1,786	(244)
EPS Nass Parent, Inc.	Revolver	0.50	10	—
Excel Fitness Holdings, Inc.	Revolver	0.50	891	(13)
Excelitas Technologies Corp.	Delayed Draw	1.00	25	—
Excelitas Technologies Corp.	Revolver	0.50	143	(2)
FPG Intermediate Holdco, LLC	Delayed Draw	1.00	3,973	(38)
Greenhouse Software, Inc.	Revolver	0.50	2,204	(16)
Hadrian Acquisition Limited (United Kingdom)	Delayed Draw	2.33	£1,842	(11)
Harbour Benefit Holdings, Inc.	Revolver	0.50	3,180	(24)
Heartland Home Services, Inc.	Revolver	0.50	619	(25)
Hercules Borrower LLC	Revolver	0.50	2,160	—
Hoosier Intermediate, LLC	Revolver	0.50	2,400	(76)
HS Spa Holdings Inc.	Revolver	0.50	1,141	—
iCIMS, Inc.	Delayed Draw	—	5,432	—
iCIMS, Inc.	Revolver	0.50	2,026	(5)
IQN Holding Corp.	Delayed Draw	1.00	395	1
IQN Holding Corp.	Revolver	0.50	489	2
Kaseya, Inc.	Delayed Draw	1.00	1,076	(2)
Kaseya, Inc.	Revolver	0.50	1,541	(2)
Lifelong Learner Holdings, LLC	Revolver	0.50	2	—
LVF Holdings, Inc.	Revolver	0.38	2,919	(46)
Material Holdings, LLC	Revolver	1.00	460	(18)
Medical Manufacturing Technologies, LLC	Revolver	0.50	207	—
NEFCO Holding Company LLC	Delayed Draw	1.00	3,018	7
NEFCO Holding Company LLC	Revolver	0.50	403	1
NMI AcquisitionCo, Inc.	Revolver	0.50	1,280	(9)
North Haven Fairway Buyer, LLC	Revolver	0.50	1,154	12
North Haven Stallone Buyer, LLC	Delayed Draw	1.00	4,782	(89)

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount		Fair Value
Oak Purchaser, Inc.	Delayed Draw	0.50%		$166	$(5)
Oak Purchaser, Inc.	Revolver	0.50		584	(16)
Oranje Holdco, Inc.	Revolver	0.50		1,006	4
Pestco Intermediate, LLC	Delayed Draw	2.00		1,387	(13)
Pestco Intermediate, LLC	Revolver	0.50		238	(2)
PF Atlantic Holdco 2, LLC	Revolver	0.50		2,759	(69)
Prophix Software Inc. (Canada)	Delayed Draw	—		379	—
Prophix Software Inc. (Canada)	Revolver	0.50		1,993	—
Pushpay USA Inc.	Revolver	0.50		1,235	(7)
PXO Holdings I Corp.	Delayed Draw	1.00		885	(19)
PXO Holdings I Corp.	Revolver	0.50		1,315	(28)
QNNECT, LLC	Delayed Draw	1.00		1,325	23
Radwell Parent, LLC	Revolver	0.38		1,116	4
RSC Acquisition, Inc.	Revolver	0.50		462	(3)
Sapphire Convention, Inc.	Revolver	0.50		4,471	—
SCP Eye Care HoldCo, LLC	Delayed Draw	1.00		14	—
SCP Eye Care HoldCo, LLC	Revolver	0.50		6	—
Smarsh Inc.	Delayed Draw	1.00		816	(9)
Smarsh Inc.	Revolver	0.50		408	(4)
Spotless Brands, LLC	Delayed Draw	1.00		15,000	136
Spotless Brands, LLC	Revolver	0.50		859	—
Summit Acquisition, Inc.	Delayed Draw	1.00		1,374	5
Summit Acquisition, Inc.	Revolver	0.50		687	2
Tank Holding Corp.	Revolver	0.38		1,214	(30)
Trader Corporation (Canada)	Revolver	0.50	C$	906	12
Tufin Software North America, Inc.	Delayed Draw	—		132	(1)
Tufin Software North America, Inc.	Revolver	0.50		1,339	(13)
Turbo Buyer, Inc.	Delayed Draw	1.00		2,967	(39)
Turbo Buyer, Inc.	Revolver	0.50		1,217	(16)
U.S. Legal Support, Inc.	Delayed Draw	0.50		1,423	(19)
U.S. Legal Support, Inc.	Revolver	0.50		653	(9)
Vensure Employee Services, Inc.	Delayed Draw	1.00		4,389	(66)
Wineshipping.com LLC	Revolver	0.50		238	(16)
Total unfunded commitments				$134,409	$(1,269)
(16)Represents a non-income producing security as of December 31, 2023.

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(amounts in thousands)
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
(amounts in thousands)
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
(amounts in thousands)
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

CARLYLE SECURED LENDING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
As of March 31, 2024
(amounts in thousands, except share and per share data, unless otherwise indicated)
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
On June 26, 2015, the Company completed a $400,000 term debt securitization (the “2015-1 Debt Securitization”). The notes offered in the 2015-1 Debt Securitization (the “2015-1 Notes”) were issued by Carlyle Direct Lending CLO 2015-1R LLC (the “2015-1 Issuer”), a wholly owned and consolidated subsidiary of the Company. On August 30, 2018, the 2015-1 Issuer refinanced the 2015-1 Debt Securitization (the “2015-1 Debt Securitization Refinancing”) by redeeming in full the

2015-1 Notes and issuing new notes (the “2015-1R Notes”). The 2015-1R Notes are secured by a diversified portfolio of the 2015-1 Issuer consisting primarily of first and second lien senior secured loans. Refer to Note 8, Borrowings, to these unaudited consolidated financial statements for details. The 2015-1 Issuer is consolidated in these unaudited consolidated financial statements commencing from the date of its formation, May 8, 2015.
On February 29, 2016, the Company and Credit Partners USA LLC (“Credit Partners”) entered into an amended and restated limited liability company agreement, which was subsequently amended on June 24, 2016, February 22, 2021, May 16, 2022 and April 20, 2023 (as amended, the “Limited Liability Company Agreement”) to co-manage Middle Market Credit Fund, LLC (“Credit Fund”). Credit Fund primarily invests in first lien loans of middle market companies. Credit Fund is managed by a six-member board of managers, on which the Company and Credit Partners each have equal representation. The Company and Credit Partners each have 50% economic ownership of Credit Fund and have commitments to fund, from time to time, capital of up to $250,000 each. Refer to Note 5, Middle Market Credit Fund, LLC, to these unaudited consolidated financial statements for details.
On May 5, 2020, the Company issued and sold 2,000,000 shares of cumulative convertible preferred stock, par value $0.01 per share (the “Preferred Stock”), to an affiliate of Carlyle in a private placement at a price of $25 per share. See Note 10, Net Assets, to these unaudited consolidated financial statements for further information about the Preferred Stock.
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
2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The Company is an investment company for the purposes of accounting and financial reporting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC 946”). The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, the SPV and the 2015-1 Issuer. All significant intercompany balances and transactions have been eliminated. U.S. GAAP for an investment company requires investments to be recorded at fair value. The carrying value for all other assets and liabilities approximates their fair value.
The interim consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of consolidated financial statements for the interim periods presented have been included. These adjustments are of a normal, recurring nature. This Form 10-Q should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2023. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the operating results to be expected for the full year.

Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make assumptions and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management’s estimates are based on historical experiences and other factors, including expectations of future events that management believes to be reasonable under the circumstances. It also requires management to exercise judgment in the process of applying the Company’s accounting policies. Assumptions and estimates regarding the valuation of investments and their resulting impact on base management and incentive fees involve a higher degree of judgment and complexity and these assumptions and estimates may be significant to the unaudited consolidated financial statements. Actual results could differ from these estimates and such differences could be material.
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
The Company uses interest rate swaps to hedge some of the Company's fixed rate debt. The Company designated the interest rate swaps as the hedging instrument in an effective hedge accounting relationship and therefore the periodic payments and receipts are recognized as components of interest expense and credit facility fees within the accompanying Consolidated Statements of Operations. Depending on the nature of the balance at the end of the period, the fair value of the interest rate swap is either an asset and included in prepaid expenses and other assets on the accompanying Consolidated Statements of Assets and Liabilities or a liability and included in other accrued expenses and liabilities on the accompanying Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by a change in the carrying value of the fixed rate debt. The change in fair value of the interest rate swap is reflected as net unrealized gain (loss) on derivative instruments within the Consolidated Statements of Cash Flows.
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
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash consist of demand deposits and highly liquid investments (e.g., money market funds, U.S. treasury notes) with original maturities of three months or less. Cash equivalents are carried at amortized cost, which approximates fair value. The Company’s cash, cash equivalents and restricted cash are held with one large financial institution and cash held in such financial institution may, at times, exceed the Federal Deposit Insurance Corporation insured limit. As of March 31, 2024 and December 31, 2023, the Company held restricted cash balances of $40,662 and $37,891, respectively, which represent amounts that are collected and held by trustees appointed by the Company for payment of interest expense and principal on the outstanding borrowings, or reinvestment into new assets. The amounts are held by the trustees as custodians of the assets securing certain of the Company’s financing transactions. There were no restricted cash balances denominated in a foreign currency as of March 31, 2024 and December 31, 2023. As of March 31, 2024 and December 31, 2023, the cost of foreign currencies was $778 and $659, respectively.

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
The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK income represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. As of March 31, 2024 and December 31, 2023, the fair value of the loans in the portfolio with PIK provisions was $279,267 and $337,061, respectively, which represents approximately 15.6% and 18.3%, respectively, of total investments at fair value. For the three months ended March 31, 2024 and 2023, the Company earned $5,507 and $4,188 in PIK income, respectively.
Dividend Income
Dividend income from the investment funds, Credit Fund and Credit Fund II, and other investments funds, if any, is recorded on the record date for the investment fund to the extent that such amounts are payable by the investment funds and are expected to be collected.
Other Income
Other income may include income such as consent, waiver, amendment, unused, underwriting, arranger and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive fees for guaranteeing the outstanding debt of a portfolio company. Such fees are amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in prepaid expenses and other assets in the accompanying Consolidated Statements of Assets and Liabilities. For the three months ended March 31, 2024 and 2023, the Company earned $1,782 and $963, respectively, in other income, primarily from amendment fees and prepayment fees.
Non-Accrual Income
Loans are generally placed on non-accrual status when principal or interest payments are past due or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are current or there is no longer any reasonable doubt that such principal or interest will be collected in full and, in management’s judgment, are likely to remain current. Management may determine not to place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2024 and December 31, 2023, the fair value of the loans in the portfolio on non-accrual status was $3,792 and $38,061, respectively. The remaining first and second lien debt investments were performing and current on their interest payments as of March 31, 2024 and December 31, 2023 and for the periods then ended.
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
On June 26, 2015, the Company completed a $400 million term debt securitization (the “2015-1 Debt Securitization”). The notes offered in the 2015-1 Debt Securitization (the “2015-1 Notes”) were issued by the 2015-1 Issuer and were subsequently refinanced on August 30, 2018 (the “2015-1 Debt Securitization Refinancing”) by redeeming in full the previously issued securitized notes and issuing $449 million in new notes (the “2015-1R Notes”).
On December 30, 2019, the Company closed a private offering of $115.0 million in aggregate principal amount of 4.75% senior unsecured notes due December 31, 2024 (the “2019 Notes”). On December 11, 2020, the Company issued $75.0 million in aggregate principal amount of 4.50% senior unsecured notes due December 31, 2024 (the “2020 Notes,” and together with the 2019 Notes, the “2024 Notes”).

On November 20, 2023, the Company closed an issuance of $85.0 million in aggregate principal of 8.20% senior unsecured notes due December 1, 2028 (the “2028 Notes” and together with the 2024 Notes, the “Senior Notes”). The Company may redeem the 2028 Notes in whole or in part at our option on or after December 1, 2025. The 2028 Notes are general unsecured obligations of the Company’s that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. The Credit Facility, the 2015-1R Notes and the Senior Notes are recorded at carrying value, which approximates fair value.
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
In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. For the three months ended March 31, 2024 and 2023, the Company incurred $830 and $523, respectively, in excise tax expense.
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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the unaudited consolidated financial statements as of March 31, 2024 and audited consolidated financial statements as of December 31, 2023.
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
Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the three months ended March 31, 2024 and 2023, there were no transfers between levels.
The following tables summarize the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$1,266,471	$1,266,471
Second Lien Debt	—	—	165,353	165,353
Equity Investments	—	—	104,471	104,471
Mezzanine Loan	—	—	—	—
Subordinated Loan and Member's Interest	—	—	180,648	180,648
Total	$—	$—	$1,716,943	$1,716,943
Investments measured at net asset value(1)				$67,950
Total Investments				$1,784,893
Derivative assets(2)	—	35	—	35
Total				$1,784,928

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$1,311,503	$1,311,503
Second Lien Debt	—	—	188,175	188,175
Equity Investments	—	—	92,824	92,824
Mezzanine Loan	—	—	—	—
Subordinated Loan and Member's Interest	—	—	181,960	181,960
Total	$—	$—	$1,774,462	$1,774,462
Investments measured at net asset value(1)				$67,419
Total Investments				$1,841,881
Derivative assets(2)	—	985	—	985
Total				$1,842,866
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

The changes in the Company’s investments at fair value for which the Company has used Level 3 inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level 3 investments still held are as follows:

	Financial Assets
	For the three months ended March 31, 2024
	First Lien Debt	Second Lien Debt	Equity Investments	Investment Fund - Mezzanine Loan	Investment Fund - Subordinated Loan and Member's Interest	Total
Balance, beginning of period	$1,311,503	$188,175	$92,824	$—	$181,960	$1,774,462
Purchases	70,882	406	22,892	—	—	94,180
Sales	(35,826)	—	(5,458)	—	—	(41,284)
Paydowns	(84,304)	(25,146)	(2,738)	—	—	(112,188)
Accretion of discount	2,641	394	123	—	—	3,158
Net realized gains (losses)	(23,198)	—	4,012	—	—	(19,186)
Net change in unrealized appreciation (depreciation)	24,773	1,524	(7,184)	—	(1,312)	17,801
Balance, end of period	$1,266,471	$165,353	$104,471	$—	$180,648	$1,716,943
Net change in unrealized appreciation (depreciation) relating to Level 3 investments still held at the reporting date and included within the Consolidated Statements of Operations	$2,786	$1,814	$(1,643)	$—	$(1,312)	$1,645

	Financial Assets
	For the three months ended March 31, 2023
	First Lien Debt	Second Lien Debt	Equity Investments	Investment Fund - Mezzanine Loan	Investment Fund - Subordinated Loan and Member's Interest	Total
Balance, beginning of period	$1,359,962	$262,703	$94,190	$—	$190,065	$1,906,920
Purchases	54,825	323	2,362	—	—	57,510
Sales	(32,001)	(6,372)	(222)	—	—	(38,595)
Paydowns	(28,721)	(454)	(607)	—	—	(29,782)
Accretion of discount	1,621	178	56	—	—	1,855
Net realized gains (losses)	(13,429)	(49)	163	—	—	(13,315)
Net change in unrealized appreciation (depreciation)	8,483	3,100	6,299	—	(95)	17,787
Balance, end of period	$1,350,740	$259,429	$102,241	$—	$189,970	$1,902,380
Net change in unrealized appreciation (depreciation) relating to Level 3 investments still held at the reporting date and included within the Consolidated Statements of Operations	$(2,321)	$3,100	$6,643	$—	$(95)	$7,327
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
The following tables summarize the quantitative information related to the significant unobservable inputs for Level 3 instruments which are carried at fair value as of March 31, 2024 and December 31, 2023:

	Fair Value as of	Valuation Techniques	Significant Unobservable Inputs	Range		Weighted Average
	March 31, 2024			Low	High
Investments in First Lien Debt	$1,080,747	Discounted Cash Flow	Discount Rate	8.59%	21.00%	12.34%
	44,231	Consensus Pricing	Indicative Quotes	90.50%	100.00%	97.43%
	141,493	Income Approach	Discount Rate	10.45%	15.14%	11.72%
		Market Approach	Comparable Multiple	9.19x	13.59x	10.42x
Total First Lien Debt	1,266,471
Investments in Second Lien Debt	161,561	Discounted Cash Flow	Discount Rate	10.05%	17.97%	13.57%
	3,792	Income Approach	Discount Rate	10.49%	10.49%	10.49%
Total Second Lien Debt	165,353
Investments in Equity	60,810	Income Approach	Discount Rate	11.46%	14.47%	13.23%
	43,661	Market Approach	Comparable Multiple	6.00x	18.00x	10.39x
Total Equity Investments	104,471
Investments in Investment Fund
Subordinated Loan and Member's Interest	180,648	Discounted Cash Flow	Discount Rate	9.75%	9.75%	9.75%
		Discounted Cash Flow	Default Rate	3.00%	3.00%	3.00%
		Discounted Cash Flow	Recovery Rate	65.00%	65.00%	65.00%
Total Investments in Investment Fund	180,648
Total Level 3 Investments	$1,716,943

	Fair Value as of	Valuation Techniques	Significant Unobservable Inputs	Range		Weighted Average
	December 31, 2023			Low	High
Investments in First Lien Debt	$1,040,756	Discounted Cash Flow	Discount Rate	8.79%	18.80%	11.83%
	70,040	Consensus Pricing	Indicative Quotes	88.25%	100.00%	96.99%
	200,707	Income Approach	Discount Rate	10.73%	14.10%	11.69%
		Market Approach	Comparable Multiple	8.42x	12.34x	10.05x
Total First Lien Debt	1,311,503
Investments in Second Lien Debt	167,006	Discounted Cash Flow	Discount Rate	10.05%	18.29%	13.48%
	18,098	Consensus Pricing	Indicative Quotes	100.00%	100.00%	100.00%
	3,071	Income Approach	Discount Rate	10.87%	10.87%	10.87%
Total Second Lien Debt	188,175
Investments in Equity	92,824	Income Approach	Discount Rate	11.65%	14.47%	13.26%
		Market Approach	Comparable Multiple	6.25x	18.00x	10.05x
Total Equity Investments	92,824
Investments in Investment Fund
Subordinated Loan and Member's Interest	181,960	Discounted Cash Flow	Discount Rate	9.75%	9.75%	9.75%
		Discounted Cash Flow	Default Rate	3.00%	3.00%	3.00%
		Discounted Cash Flow	Recovery Rate	65.00%	65.00%	65.00%
Total Investments in Investment Fund	181,960
Total Level 3 Investments	$1,774,462
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
Financial instruments disclosed but not carried at fair value
The following table presents the principal amount and fair value of the Credit Facility, Senior Notes, and 2015-1R Notes as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
	Principal Amount	Fair Value	Principal Amount	Fair Value
Secured borrowings	$234,331	$234,331	$260,356	$260,356
2024 Notes	190,000	173,354	190,000	175,677
2028 Notes	85,000	85,035	85,000	85,985
Aaa/AAA Class A-1-1-R Notes	217,160	218,035	234,800	234,636
Aaa/AAA Class A-1-2-R Notes	46,244	46,299	50,000	49,870
Aaa/AAA Class A-1-3-R Notes	23,122	22,660	25,000	24,530
AA Class A-2-R Notes	66,000	66,198	66,000	66,066
A Class B Notes	46,400	46,539	46,400	46,511
BBB- Class C Notes	27,000	26,919	27,000	26,676
Total	$935,257	$919,370	$984,556	$970,307

The carrying values of the secured borrowings generally approximate their respective fair values due to their variable interest rates. Secured borrowings are categorized as Level 3 within the hierarchy.
The carrying values of the 2024 Notes and 2028 Notes approximate their respective fair values. The 2024 Notes are categorized as Level 3 within the hierarchy and are valued generally using discounted cash flow analysis. The significant unobservable inputs used in the fair value measurement of the Company’s 2024 Notes are discount rates. Significant increases in discount rates in isolation would result in a significantly lower fair value measurement. The carrying value of the 2028 Notes approximates their fair value due to their inclusion of the fair value of the interest rate swap, as further discussed in Note 7, Derivative Instruments, to these unaudited consolidated financial statements. The 2028 Notes are categorized as Level 3 within the hierarchy.
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
Unless terminated earlier, the Investment Advisory Agreement renews automatically for successive annual periods, provided that such continuance is specifically approved at least annually by the vote of the Board of Directors and by the vote of a majority of the Independent Directors. On May 2, 2024, the Company’s Board of Directors, including a majority of the Independent Directors, approved at an in-person meeting the continuance of the Company’s Investment Advisory Agreement with the Adviser for an additional one year term. The Investment Advisory Agreement will automatically terminate in the event of an assignment and may be terminated by either party without penalty upon at least 60 days’ written notice to the other party. Subject to the overall supervision of the Board of Directors, the Adviser provides investment advisory services to the Company. For providing these services, the Adviser receives fees from the Company consisting of two components—a base management fee and an incentive fee.
The base management fee is calculated at an annual rate of 1.50% of the average value of the Company’s gross assets at the end of the two most recently completed fiscal quarters; provided, however, the base management fee is calculated at an annual rate of 1.00% of the Company’s gross assets as of the end of the two most recently completed calendar quarters that exceeds the product of (A) 200% and (B) the average value of the Company’s net asset value at the end of the two most recently completed calendar quarters. “Gross assets” is determined on a consolidated basis in accordance with U.S. GAAP, includes assets acquired through the incurrence of debt (see Note 8, Borrowings, to these unaudited consolidated financial statements), and excludes cash and any temporary investments in cash equivalents. For purposes of this calculation, cash and cash equivalents includes U.S. government securities and other high quality investment grade debt investments that mature in 12 months or less from the date of investment. The base management fee is payable quarterly in arrears, will be appropriately adjusted for any share issuances or repurchases during such the applicable fiscal quarters, and will be appropriately pro-rated for any partial month or quarter.
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
Below is a summary of the base management fees and incentive fees incurred during the three months ended March 31, 2024 and 2023.

	For the three month periods ended
	March 31, 2024	March 31, 2023
Base management fees	$6,888	$7,236
Incentive fees	5,867	5,472
Total base management fees and incentive fees	$12,755	$12,708
Accrued capital gains incentive fees are based upon the cumulative net realized and unrealized appreciation (depreciation) from inception. Accordingly, the accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. For the three months ended March 31, 2024 and 2023, there were no accrued or realized capital gains incentive fees.
As of March 31, 2024 and December 31, 2023, $12,755 and $13,067, respectively, was included in base management and incentive fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
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
Unless terminated earlier, the Administration Agreement will renew automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (i) the vote of the Board of Directors or by a majority vote of the outstanding voting securities of the Company and (ii) the vote of a majority of the Company’s Independent Directors. On May 2, 2024, the Company’s Board of Directors, including a majority of the Independent Directors, approved the continuance of the Administration Agreement for a one year period. The Administration Agreement may not be assigned by a party without the consent of the other party and may be terminated by either party without penalty upon at least 60 days’ written notice to the other party.
For the three months ended March 31, 2024 and 2023, the Company incurred $501 and $28, respectively, in fees under the Administration Agreement, which were included in administrative service fees in the accompanying Consolidated Statements of Operations. As of March 31, 2024 and December 31, 2023, $2,752 and $2,991, respectively, was unpaid and included in administrative service fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
Sub-Administration Agreements
On April 3, 2013, the Administrator entered into a sub-administration agreement with Carlyle Employee Co. (the “Carlyle Sub-Administration Agreement”). Pursuant to the Carlyle Sub-Administration Agreement, Carlyle Employee Co. provides the Administrator with access to personnel.
On April 3, 2013, the Administrator entered into a sub-administration agreement with State Street Bank and Trust Company (“State Street” and, such agreement, the “State Street Sub-Administration Agreement” and, together with the Carlyle Sub-Administration Agreement, the “Sub-Administration Agreements”). Unless terminated earlier, the State Street Sub-Administration Agreement renews automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (i) the vote of the Board of Directors or by the vote of a majority of the outstanding voting securities of the Company and (ii) the vote of a majority of the Company’s Independent Directors. On May 2, 2024, the Company’s Board of Directors, including a majority of the Independent Directors, approved the continuance of the State Street Sub-Administration Agreement for a one year period. The State Street Sub-Administration Agreement may be terminated upon at least 60 days’ written notice and without penalty by the vote of a majority of the outstanding securities of the Company, or by the vote of the Board of Directors or by either party to the State Street Sub-Administration Agreement.
For the three months ended March 31, 2024 and 2023, fees incurred in connection with the State Street Sub-Administration Agreement, which amounted to $157 and $157, respectively, were included in other general and administrative expenses in the accompanying Consolidated Statements of Operations. As of March 31, 2024 and December 31, 2023, $207 and $222, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.
License Agreement
The Company has entered into a royalty free license agreement with CIM, which wholly owns the Investment Adviser and is a wholly owned subsidiary of Carlyle, pursuant to which CIM has granted the Company a non-exclusive, revocable and non-transferable license to use the name and mark “Carlyle.”
Board of Directors
The Company’s Board of Directors currently consists of seven members, four of whom are Independent Directors. The Board of Directors has established an Audit Committee, a Pricing Committee, a Nominating and Governance Committee and a Compensation Committee, the members of each of which consist of the Company’s Independent Directors. The Board of Directors may establish additional committees in the future. For the three months ended March 31, 2024 and 2023, the

Company incurred $151 and $123, respectively, in fees and expenses associated with its Independent Directors' services on the Company's Board of Directors and its committees. These fees are included in directors’ fees and expenses in the accompanying Consolidated Statements of Operations. As of March 31, 2024 and December 31, 2023, no fees or expenses associated with its Independent Directors were payable.
Transactions with Investment Funds
At times, the Company will engage in purchase and sale transactions with Credit Fund, as detailed below. See Note 5, Middle Market Credit Fund, LLC, to these unaudited consolidated financial statements for further information about Credit Fund.

	For the three month periods ended
	March 31, 2024	March 31, 2023
Number of investments sold	1	—
Proceeds from investments	$9,857	$—
Realized gain (loss) from investments	$(17)	$—
At times, the Company will engage in purchase and sale transactions with Credit Fund II, as detailed below. See Note 6, Middle Market Credit Fund II, LLC, to these unaudited consolidated financial statements for further information about Credit Fund II.

	For the three month periods ended
	March 31, 2024	March 31, 2023
Number of investments sold	2	1
Proceeds from investments	$3,829	$9,840
Realized gain (loss) from investments	$20	$10
Cumulative Convertible Preferred Stock
On May 5, 2020, the Company issued and sold 2,000,000 shares of the cumulative convertible preferred stock, par value $0.01 per share, to an affiliate of Carlyle in a private placement at a price of $25 per share. For both the three months ended March 31, 2024 and 2023, the Company declared and paid dividends on the Preferred Stock of $875, respectively. See Note 10, Net Assets, to these unaudited consolidated financial statements for further information about the Preferred Stock.
Transactions with Carlyle
On November 13, 2023, the Company paid an affiliate of Carlyle a fee for underwriting services rendered in connection with the issuance of the 2028 Notes in the amount of 3.15% of the aggregate principal of the notes underwritten by the affiliate. See Note 8, Borrowings, to these unaudited consolidated financial statements for further information about the 2028 Notes.
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
Selected Financial Data
Since inception of Credit Fund and through March 31, 2024 and December 31, 2023, the Company and Credit Partners each made capital contributions of $1 in members’ equity and $216,000 in subordinated loans to Credit Fund. On May 25, 2021, the Company and Credit Partners each received an aggregate return of capital on the subordinated loans of $23,000. Below is certain summarized consolidated financial information for Credit Fund as of March 31, 2024 and December 31, 2023.

	As of
	March 31, 2024	December 31, 2023
Selected Consolidated Balance Sheet Information:	(unaudited)
ASSETS
Investments, at fair value (amortized cost of $729,993 and $794,899, respectively)	$707,735	$761,112
Cash, cash equivalents and restricted cash(1)	93,544	36,177
Other assets	9,655	7,812
Total assets	$810,934	$805,101
LIABILITIES AND MEMBERS’ EQUITY
Secured borrowings	$442,221	$447,221
Other liabilities	31,510	31,617
Subordinated loans and members’ equity (2)	337,203	326,263
Total liabilities and members’ equity	$810,934	$805,101
(1)As of March 31, 2024 and December 31, 2023, $16,437 and $14,106, respectively, of Credit Fund’s cash and cash equivalents was restricted.
(2)As of March 31, 2024 and December 31, 2023, the fair value of the Company's ownership interest in the subordinated loans and members' equity was $180,648 and $181,960, respectively.

	For the three month periods ended
	March 31, 2024	March 31, 2023
Selected Consolidated Statements of Operations Information:	(unaudited)	(unaudited)
Total investment income	$21,823	$22,954
Expenses
Interest and credit facility expenses	10,073	10,272
Other expenses	596	453
Total expenses	10,669	10,725
Net investment income (loss)	11,154	12,229
Net realized gain (loss) on investments	(743)	(2,232)
Net change in unrealized appreciation (depreciation) on investments	11,529	(2,876)
Net increase (decrease) resulting from operations	$21,940	$7,121
Below is a summary of Credit Fund’s portfolio, followed by a listing of the loans in Credit Fund’s portfolio as of March 31, 2024 and December 31, 2023:

	As of
	March 31, 2024	December 31, 2023
Senior secured loans(1)	$738,811	$803,541
Number of portfolio companies in Credit Fund	36	38
Average amount per portfolio company(1)	$20,523	$21,146
Number of loans on non-accrual status	3	3
Fair value of loans on non-accrual status	$13,554	$13,263
Percentage of portfolio at floating interest rates(2)(3)	100.0%	100.0%
Fair value of loans with PIK provisions	$1,322	$36,481
Percentage of portfolio with PIK provisions(3)	0.2%	4.8%
(1)At par/principal amount.
(2)Floating rate debt investments are generally subject to interest rate floors.
(3)Percentages based on fair value.

Consolidated Schedule of Investments as of March 31, 2024
Investments (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
First Lien Debt (100.0% of fair value)
ACR Group Borrower, LLC	^+	(2)(3)(9)	Aerospace & Defense	SOFR	4.25%	9.55%	3/31/2028	$37,477	$37,099	$37,338
Allied Benefit Systems Intermediate LLC	+	(2)(3)	Healthcare & Pharmaceuticals	SOFR	5.25%	10.58%	10/31/2030	8,639	8,515	8,699
Alpine Acquisition Corp II	+	(2)(3)(6)	Transportation: Cargo	SOFR	6.00%	11.45%	11/30/2026	9,874	9,534	9,285
API Technologies Corp.	+	(2)(6)(7)	Aerospace & Defense	SOFR	1.00%, 6.00% PIK	12.31%	5/9/2027	14,973	13,670	9,109
API Technologies Corp.	^	(2)(3)(6)	Aerospace & Defense	SOFR	1.00%, 6.00% PIK	12.31%	5/9/2027	1,323	722	1,322
BMS Holdings III Corp.	+	(2)(3)(6)	Construction & Building	SOFR	5.50%	10.96%	9/30/2026	10,990	10,932	10,760
Chartis Holding, LLC	^+	(2)(3)(9)	Business Services	SOFR	5.75%	11.18%	11/1/2027	6,804	6,804	6,741
Chemical Computing Group ULC (Canada)	^+	(2)(3)(6)(9)	Software	SOFR	4.50%	9.93%	8/30/2025	11,452	11,399	11,452
Diligent Corporation	^+	(2)(3)(6)(9)	Telecommunications	SOFR	6.25%	11.71%	8/4/2025	9,854	9,760	9,854
Divisions Holding Corporation	+	(2)(3)(6)	Business Services	SOFR	4.75%	10.19%	5/27/2028	12,942	12,857	12,917
DTI Holdco, Inc.	+	(2)(3)	High Tech Industries	SOFR	4.75%	10.06%	4/26/2029	29,550	29,088	29,520
Eliassen Group, LLC	+	(2)(3)	Business Services	SOFR	5.50%	10.81%	4/14/2028	19,133	18,951	19,083
EPS Nass Parent, Inc.	^+	(2)(3)(6)(9)	Utilities: Electric	SOFR	5.75%	11.21%	4/19/2028	34,443	33,995	33,677
EvolveIP, LLC	^+	(2)(3)(6)	Telecommunications	SOFR	5.50%	10.95%	6/7/2025	43,126	43,110	41,673
Exactech, Inc.	+	(2)(3)(6)	Healthcare & Pharmaceuticals	SOFR	3.75%	9.19%	2/14/2025	20,799	20,774	10,653
GSM Acquisition Corp.	+	(2)(3)(6)	Leisure Products & Services	SOFR	5.00%	10.44%	11/16/2026	30,584	30,408	30,508
Heartland Home Services, Inc.	+	(2)(3)(6)(9)	Consumer Services	SOFR	6.00%	11.31%	12/15/2026	23,947	23,890	23,178
Heartland Home Services, Inc.	+	(2)(3)(6)	Consumer Services	SOFR	5.75%	11.08%	12/15/2026	7,150	7,090	6,887
HMT Holding Inc.	^+	(2)(3)(6)(9)	Energy: Oil & Gas	SOFR	6.00%	11.51%	11/17/2025	35,961	35,881	35,392
Integrity Marketing Acquisition, LLC	+	(2)(3)(6)	Diversified Financial Services	SOFR	6.05%	11.49%	8/27/2026	28,787	28,633	28,586
Integrity Marketing Acquisition, LLC	^+	(2)(3)(6)	Diversified Financial Services	SOFR	6.02%	11.46%	8/27/2026	5,415	5,379	5,374
Jensen Hughes, Inc.	^+	(2)(3)(6)(9)	Utilities: Electric	SOFR	5.75%	11.17%	3/22/2025	34,505	34,499	34,068
KAMC Holdings, Inc.	+	(2)(6)	Energy: Electricity	SOFR	4.00%	9.60%	8/14/2026	13,370	13,344	13,153
KBP Investments, LLC	+	(2)(3)(6)	Beverage & Food	SOFR	5.50%	11.08%	5/25/2027	37,436	37,298	36,317
LVF Holdings, Inc.	+	(2)(3)(6)	Beverage & Food	SOFR	5.75%	11.21%	6/10/2027	9,974	9,838	9,906
North Haven Fairway Buyer, LLC	+	(2)(3)	Consumer Services	SOFR	6.50%	11.81%	5/17/2028	6,683	6,542	6,749
Output Services Group, Inc.	^	(2)(3)(6)(7)	Media: Advertising, Printing & Publishing	SOFR	6.25%	11.55%	11/30/2028	4,159	3,164	3,192
PF Atlantic Holdco 2, LLC	+	(2)(3)(6)	Leisure Products & Services	SOFR	5.50%	11.06%	11/12/2027	15,201	15,024	15,014
Radiology Partners, Inc.	+	(2)(6)	Healthcare & Pharmaceuticals	SOFR	5.00%	10.59%	1/31/2029	18,378	18,356	17,712
Striper Buyer, LLC	+	(2)(3)	Containers, Packaging & Glass	SOFR	5.50%	10.93%	12/30/2026	14,513	14,436	13,759
Summit Acquisition, Inc.	+	(2)(3)	Diversified Financial Services	SOFR	6.75%	12.06%	5/1/2030	5,925	5,762	6,024
Tank Holding Corp.	+	(2)(3)(6)	Capital Equipment	SOFR	5.75%	11.18%	3/31/2028	19,699	19,268	19,470
Turbo Buyer, Inc.	+	(2)(3)(9)	Automotive	SOFR	6.00%	11.47%	12/2/2025	34,092	33,967	33,331
U.S. TelePacific Holdings Corp.	^	(2)(3)(6)(7)	Telecommunications	SOFR	1.00%, 6.00% PIK	12.30%	5/2/2026	3,857	3,207	1,253

Consolidated Schedule of Investments as of March 31, 2024
Investments (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
USALCO, LLC	+	(2)(3)(6)	Chemicals, Plastics & Rubber	SOFR	6.00%	11.56%	10/19/2027	$14,658	$14,466	$14,658
VRC Companies, LLC	^+	(2)(3)(6)(9)	Business Services	SOFR	5.50%	11.07%	6/29/2027	23,440	23,222	23,365
Welocalize, Inc.	^+	(2)(3)(6)(9)	Business Services	SOFR	4.75%	10.15%	12/23/2024	32,649	32,561	31,535
WRE Holding Corp.	^+	(2)(3)(6)(9)	Environmental Industries	SOFR	5.00%	10.44%	1/3/2025	8,049	8,047	8,012
Yellowstone Buyer Acquisition, LLC	+	(2)(3)(6)	Consumer Goods: Durable	SOFR	5.75%	11.15%	9/13/2027	39,000	38,501	38,209
First Lien Debt Total									$729,993	$707,735
Equity Investments (0.0% of fair value)
Output Services Group, Inc.	^	(8)	Media: Advertising, Printing & Publishing					205	$—	$—
Equity Investments Total									$—	$—
Total Investments									$729,993	$707,735
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
(1)Unless otherwise indicated, issuers of investments held by Credit Fund are domiciled in the United States. As of March 31, 2024, the geographical composition of investments as a percentage of fair value was 1.6% in Canada and 98.4% in the United States. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either SOFR or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, Credit Fund has indicated the reference rate used and provided the spread and the interest rate in effect as of March 31, 2024. As of March 31, 2024, the reference rates for Credit Fund’s variable rate loans were the 30-day SOFR at 5.33%, the 90-day SOFR at 5.30% and the 180-day SOFR at 5.22%.
(3)Loan includes interest rate floor feature, which ranges from 0.75% to 1.00%.
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
(7)Loan was on non-accrual status as of March 31, 2024.
(8)Represents a non-income producing security as of March 31, 2024.
(9)As of March 31, 2024, Credit Fund had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

First Lien Debt – unfunded delayed draw and revolving term loans commitments	Type	Unused Fee	Par/ Principal Amount	Fair Value
ACR Group Borrower, LLC	Revolver	0.38%	$3,570	$(12)
Chartis Holding, LLC	Revolver	0.50	2,183	(15)
Chemical Computing Group ULC (Canada)	Revolver	0.50	873	—
Diligent Corporation	Revolver	0.50	394	—
EPS Nass Parent, Inc.	Revolver	0.50	359	(8)
Heartland Home Services, Inc.	Revolver	0.50	772	(24)
HMT Holding Inc.	Revolver	0.50	1,940	(29)
Jensen Hughes, Inc.	Revolver	0.50	1,091	(13)
Turbo Buyer, Inc.	Revolver	0.50	653	(14)
VRC Companies, LLC	Revolver	0.50	833	(3)
Welocalize, Inc.	Revolver	0.50	5,625	(164)

WRE Holding Corp.	Revolver	0.50%	$1,123	$(5)
Total unfunded commitments			$19,416	$(287)

Consolidated Schedule of Investments as of December 31, 2023
Investments (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
First Lien Debt (100.0% of fair value)
ACR Group Borrower, LLC	^+	(2)(3)(8)	Aerospace & Defense	SOFR	4.25%	9.60%	3/31/2028	$37,564	$37,165	$37,338
Allied Benefit Systems Intermediate LLC	+	(2)(3)	Healthcare & Pharmaceuticals	SOFR	5.25%	10.63%	10/31/2030	8,639	8,511	8,509
Alpine Acquisition Corp II	+	(2)(3)(6)	Transportation: Cargo	SOFR	6.00%	11.46%	11/30/2026	9,899	9,531	9,462
API Technologies Corp.	+	(2)(6)(7)	Aerospace & Defense	SOFR	1.00%, 6.00% PIK	12.36%	5/9/2027	14,752	13,905	8,870
API Technologies Corp.	^	(2)(3)(6)	Aerospace & Defense	SOFR	1.00%, 6.00% PIK	12.36%	5/9/2027	1,303	620	1,264
Avalign Technologies, Inc.	+	(2)(6)	Healthcare & Pharmaceuticals	SOFR	4.50%	9.98%	12/22/2025	14,145	14,099	13,120
BMS Holdings III Corp.	+	(2)(3)(6)	Construction & Building	SOFR	5.50%	10.97%	9/30/2026	11,018	10,956	10,768
Chartis Holding, LLC	^+	(2)(3)(6)(8)	Business Services	SOFR	5.00%	10.52%	5/1/2025	8,002	8,002	7,985
Chemical Computing Group ULC (Canada)	^+	(2)(3)(6)(8)	Software	SOFR	4.50%	9.86%	8/30/2024	11,488	11,415	11,438
Diligent Corporation	^+	(2)(3)(6)(8)	Telecommunications	SOFR	6.25%	11.78%	8/4/2025	9,949	9,839	9,886
Divisions Holding Corporation	+	(2)(3)(6)	Business Services	SOFR	4.75%	10.22%	5/27/2028	14,044	13,948	13,965
DTI Holdco, Inc.	+	(2)(3)	High Tech Industries	SOFR	4.75%	10.13%	4/26/2029	29,625	29,144	29,335
Eliassen Group, LLC	+	(2)(3)	Business Services	SOFR	5.50%	10.85%	4/14/2028	19,181	18,990	18,946
EPS Nass Parent, Inc.	^+	(2)(3)(6)(8)	Utilities: Electric	SOFR	5.75%	11.25%	4/19/2028	34,525	34,055	33,365
EvolveIP, LLC	^+	(2)(3)(6)	Telecommunications	SOFR	5.50%	11.19%	6/7/2025	42,720	42,701	40,964
Exactech, Inc.	+	(2)(3)(6)	Healthcare & Pharmaceuticals	SOFR	3.75%	9.11%	2/14/2025	20,856	20,823	10,636
GSM Acquisition Corp.	+	(2)(3)(6)	Leisure Products & Services	SOFR	5.00%	10.41%	11/16/2026	30,659	30,468	30,429
Heartland Home Services, Inc.	+	(2)(3)(6)	Consumer Services	SOFR	5.75%	11.11%	12/15/2026	7,169	7,104	6,848
Heartland Home Services, Inc.	+	(2)(3)(6)(8)	Consumer Services	SOFR	6.00%	11.36%	12/15/2026	24,008	23,947	23,054
HMT Holding Inc.	^+	(2)(3)(6)(8)	Energy: Oil & Gas	SOFR	6.00%	11.56%	11/17/2025	34,634	34,543	33,931
Integrity Marketing Acquisition, LLC	+	(2)(3)(6)	Diversified Financial Services	SOFR	6.05%	11.54%	8/27/2026	36,572	36,358	36,071
Integrity Marketing Acquisition, LLC	^+	(2)(3)(6)	Diversified Financial Services	SOFR	6.02%	11.51%	8/27/2026	6,879	6,829	6,781
Jensen Hughes, Inc.	^+	(2)(3)(6)(8)	Utilities: Electric	SOFR	5.75%	11.20%	3/22/2025	33,730	33,722	33,602
KAMC Holdings, Inc.	+	(2)(6)	Energy: Electricity	SOFR	4.00%	9.65%	8/14/2026	13,405	13,377	11,394
KBP Investments, LLC	+	(2)(3)(6)	Beverage & Food	SOFR	5.50%, 1.00% PIK	11.97%	5/25/2027	37,453	37,305	35,217
North Haven Fairway Buyer, LLC	+	(2)(3)	Consumer Services	SOFR	6.50%	11.85%	5/17/2028	6,700	6,552	6,767
Output Services Group, Inc.	^	(2)(3)(6)(7)	Media: Advertising, Printing & Publishing	SOFR	6.25%	12.07%	11/30/2028	4,160	3,306	3,225
PF Atlantic Holdco 2, LLC	+	(2)(3)(6)	Leisure Products & Services	SOFR	5.50%	11.12%	11/12/2027	15,240	15,052	14,874
Premise Health Holding Corp.	+	(2)(6)	Healthcare & Pharmaceuticals	SOFR	3.75%	9.25%	7/10/2025	13,168	13,151	12,904
Radiology Partners, Inc.	+	(2)(6)	Healthcare & Pharmaceuticals	SOFR	4.25%	10.18%	7/9/2025	27,553	27,515	21,987
RevSpring Inc.	+	(2)(6)	Media: Advertising, Printing & Publishing	SOFR	4.00%	9.61%	10/11/2025	28,548	28,474	28,425

Consolidated Schedule of Investments as of December 31, 2023
Investments (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
Striper Buyer, LLC	+	(2)(3)	Containers, Packaging & Glass	SOFR	5.50%	10.96%	12/30/2026	$14,550	$14,467	$14,460
Summit Acquisition, Inc.	+	(2)(3)	Diversified Financial Services	SOFR	6.75%	12.10%	5/1/2030	5,940	5,772	5,967
Tank Holding Corp.	+	(2)(3)(6)	Capital Equipment	SOFR	5.75%	11.21%	3/31/2028	19,749	19,296	19,292
Turbo Buyer, Inc.	+	(2)(3)(8)	Automotive	SOFR	6.00%	11.50%	12/2/2025	33,900	33,757	33,447
U.S. TelePacific Holdings Corp.	^	(2)(3)(6)(7)	Telecommunications	SOFR	1.00%, 6.00% PIK	12.53%	5/2/2026	3,799	3,270	1,168
USALCO, LLC	+	(2)(3)(6)	Chemicals, Plastics & Rubber	SOFR	6.00%	11.61%	10/19/2027	14,696	14,493	14,696
VRC Companies, LLC	^+	(2)(3)(6)(8)	Business Services	SOFR	5.50%	11.14%	6/29/2027	23,500	23,267	23,308
Welocalize, Inc.	^+	(2)(3)(6)(8)	Business Services	SOFR	4.75%	10.20%	12/23/2024	32,649	32,531	31,466
WRE Holding Corp.	^+	(2)(3)(6)(8)	Environmental Industries	SOFR	5.00%	10.41%	1/3/2025	8,070	8,068	8,021
Yellowstone Buyer Acquisition, LLC	+	(2)(3)(6)	Consumer Goods: Durable	SOFR	5.75%	11.18%	9/13/2027	39,100	38,571	37,927
First Lien Debt Total									$794,899	$761,112
Equity Investments (0.0% of fair value)
Output Services Group, Inc.	^	(9)	Media: Advertising, Printing & Publishing					205	$—	$—
Equity Investments Total									$—	$—
Total Investments									$794,899	$761,112
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
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either SOFR or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, Credit Fund has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2023. As of December 31, 2023, the reference rates for Credit Fund's variable rate loans were the 30-day SOFR at 5.35%, the 90-day SOFR at 5.33% and the 180-day SOFR at 5.16%.
(3)Loan includes interest rate floor feature, which ranges from 0.75% to 1.00%.
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
(6)Loans include a credit spread adjustment that ranges from 0.10% to 0.43%.
(7)Loan was on non-accrual status as of December 31, 2023.
(8)As of December 31, 2023, Credit Fund had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

First Lien Debt—unfunded delayed draw and revolving term loans commitments	Type	Unused Fee	Par/ Principal Amount	Fair Value
ACR Group Borrower, LLC	Revolver	0.38%	$3,570	$(20)
Chartis Holding, LLC	Revolver	0.50	1,003	(2)
Chemical Computing Group ULC (Canada)	Revolver	0.50	873	(4)
Diligent Corporation	Revolver	0.50	323	(2)
EPS Nass Parent, Inc.	Revolver	0.50	359	(13)
Heartland Home Services, Inc.	Revolver	0.50	772	(31)

HMT Holding Inc.	Revolver	0.50	$3,351	$(62)
Jensen Hughes, Inc.	Revolver	0.50	1,955	(7)
Turbo Buyer, Inc.	Revolver	0.50	933	(12)
VRC Companies, LLC	Revolver	0.50	833	(6)
Welocalize, Inc.	Revolver	0.50	5,625	(174)
WRE Holding Corp.	Revolver	0.50	1,123	(6)
Total unfunded commitments			$20,720	$(339)
(9)Represents a non-income producing security as of December 31, 2023.

Debt
The Credit Fund and Credit Fund Sub are party to separate credit facilities, as described below. As of March 31, 2024 and December 31, 2023, Credit Fund and Credit Fund Sub were in compliance with all covenants and other requirements of their respective credit facility agreements. Below is a summary of the borrowings and repayments under the credit facilities for the respective periods.

	Credit Fund Facility		Credit Fund Sub Facility
	2024	2023	2024	2023
Three months ended March 31,
Outstanding Borrowing, beginning of period	$—	$—	$447,221	$588,621
Borrowings	—	—	2,000	9,000
Repayments	—	—	(7,000)	(80,400)
Outstanding Borrowing, end of period	$—	$—	$442,221	$517,221
Credit Fund Facility. On June 24, 2016, Credit Fund closed on the Credit Fund Facility, which was subsequently amended on June 5, 2017, October 2, 2017, November 3, 2017, June 22, 2018, June 29, 2018, February 21, 2019, March 20, 2020, February 22, 2021, May 19, 2022, May 21, 2023, and March 26, 2024 pursuant to which Credit Fund may from time to time request mezzanine loans from the Company. The maximum principal amount of the Credit Fund Facility is $100,000 ($175,000 prior to the May 21, 2023 amendment), subject to availability under the Credit Fund Facility, which is based on certain advance rates multiplied by the value of Credit Fund’s portfolio investments net of certain other indebtedness that Credit Fund may incur in accordance with the terms of the Credit Fund Facility. Proceeds of the Credit Fund Facility may be used for general corporate purposes, including the funding of portfolio investments. Amounts drawn under the Credit Fund Facility bear interest at the greater of zero and SOFR (LIBOR prior to the May 21, 2023 amendment) plus an applicable spread of 5.50% (9.00% prior to the March 26, 2024 amendment) and such interest payments are made quarterly. The availability period under the Credit Fund Facility will terminate on May 21, 2025, (May 21, 2023 prior to the May 21, 2023 amendment), which is also its maturity date upon which Credit Fund is obligated to repay any outstanding borrowings.
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
Selected Financial Data
Since inception of Credit Fund II and through March 31, 2024, the Company and CCLF made capital contributions of $78,096 and $12,709 in members’ equity, respectively, to Credit Fund II. Below is certain summarized consolidated information for Credit Fund II as of March 31, 2024 and December 31, 2023.

	As of
	March 31, 2024	December 31, 2023
Selected Consolidated Balance Sheet Information:	(unaudited)
ASSETS
Investments, at fair value (amortized cost of $234,217 and $251,107, respectively)	$229,860	$237,914
Cash and cash equivalents(1)	14,728	6,593
Other assets	3,281	2,818
Total assets	$247,869	$247,325
LIABILITIES AND MEMBERS’ EQUITY
Notes payable, net of unamortized debt issuance costs of $809 and $839, respectively	$156,691	$156,661
Other liabilities	10,414	10,526
Total members' equity(2)	80,764	80,138
Total liabilities and members’ equity	$247,869	$247,325
(1)As of March 31, 2024 and December 31, 2023, all of Credit Fund II’s cash and cash equivalents was restricted.
(2)As of March 31, 2024 and December 31, 2023, the fair value of Company's ownership interest in the members' equity was $67,950 and $67,419, respectively.

	For the three month periods ended
	March 31, 2024	March 31, 2023
Selected Consolidated Statements of Operations Information:	(unaudited)
Total investment income	$7,634	$6,607
Expenses
Interest expense and credit facility fees	3,322	2,944
Other expenses	178	275
Total expenses	3,500	3,219
Net investment income (loss)	4,134	3,388
Net realized gain (loss) on investments	(9,045)	—
Net change in unrealized appreciation (depreciation) on investments	8,836	(2,080)
Net increase (decrease) resulting from operations	$3,925	$1,308
Below is a summary of Credit Fund II’s portfolio, followed by a listing of the loans in Credit Fund II’s portfolio as of March 31, 2024 and December 31, 2023:

	As of
	March 31, 2024	December 31, 2023
Senior secured loans(1)	$236,784	$255,486
Number of portfolio companies in Credit Fund II	33	36
Average amount per portfolio company(1)	$7,175	$7,097
Number of loans on non-accrual status	—	1
Fair value of loans on non-accrual status	$—	$—
Percentage of portfolio at floating interest rates(2)(3)	100.0%	97.9%
Percentage of portfolio at fixed interest rates(3)	—%	2.1%
Fair value of loans with PIK provisions	$20,292	$20,117
Percentage of portfolio with PIK provisions(3)	8.8%	8.5%
(1)At par/principal amount.
(2)Floating rate debt investments are generally subject to interest rate floors.
(3)Percentages based on fair value.

Consolidated Schedule of Investments as of March 31, 2024
Investments (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
First Lien Debt (93.5% of fair value)
Alpine Acquisition Corp II	^	(2)(3)(6)	Transportation: Cargo	SOFR	6.00%	11.45%	11/30/2026	$3,225	$3,131	$3,033
Appriss Health, LLC	^	(2)(3)(6)	Healthcare & Pharmaceuticals	SOFR	7.00%	12.48%	5/6/2027	7,427	7,331	7,295
Ascend Buyer, LLC	^	(2)(3)(6)	Containers, Packaging & Glass	SOFR	6.40%	11.86%	9/30/2028	8,962	8,837	8,860
Aurora Lux FinCo S.Á.R.L. (Luxembourg)	^	(2)(3)(6)	Software	SOFR	3.00%, 4.00% PIK	12.41%	12/24/2026	4,375	4,325	4,191
BMS Holdings III Corp.	^	(2)(3)(6)	Construction & Building	SOFR	5.50%	10.96%	9/30/2026	3,199	3,166	3,132
Chartis Holding, LLC	^	(2)(3)	Business Services	SOFR	5.75%	11.18%	11/1/2027	9,696	9,690	9,628
Comar Holding Company, LLC	^	(2)(3)(6)	Containers, Packaging & Glass	SOFR	2.00%, 4.75% PIK	12.08%	6/18/2026	8,773	8,763	7,601
Cority Software Inc. (Canada)	^	(2)(3)	Software	SOFR	7.00%	12.33%	7/2/2026	1,290	1,287	1,290
Cority Software Inc. (Canada)	^	(2)(3)	Software	SOFR	5.50%	10.83%	7/2/2026	8,513	8,448	8,513
Dwyer Instruments, Inc.	^	(2)(3)(6)	Capital Equipment	SOFR	5.75%	11.15%	7/21/2027	9,789	9,750	9,789
EvolveIP, LLC	^	(2)(3)(6)	Telecommunications	SOFR	5.50%	10.95%	6/7/2025	8,607	8,605	8,317
Harbour Benefit Holdings, Inc.	^	(2)(3)(6)	Business Services	SOFR	5.00%	10.34%	12/13/2024	9,667	9,660	9,596
Hoosier Intermediate, LLC	^	(2)(3)(6)	Healthcare & Pharmaceuticals	SOFR	5.00%	10.46%	11/15/2028	6,365	6,212	6,269
HS Spa Holdings Inc.	^	(2)(3)	Consumer Services	SOFR	5.75%	11.09%	6/2/2029	8,497	8,367	8,497
Integrity Marketing Acquisition, LLC	^	(2)(3)(6)	Diversified Financial Services	SOFR	6.05%	11.49%	8/27/2026	3,795	3,720	3,768
Integrity Marketing Acquisition, LLC	^	(2)(3)(6)	Diversified Financial Services	SOFR	6.02%	11.46%	8/27/2026	3,533	3,454	3,506
LVF Holdings, Inc.	^	(2)(3)(6)	Beverage & Food	SOFR	5.75%	11.21%	6/10/2027	9,977	9,847	9,909
Material Holdings, LLC	^	(2)(3)(6)	Business Services	SOFR	6.00%	11.41%	8/19/2027	7,820	7,765	7,223
Maverick Acquisition, Inc.	^	(2)(3)(6)	Aerospace & Defense	SOFR	6.25%	11.55%	6/1/2027	7,800	7,695	5,979
NMI AcquisitionCo, Inc.	^	(2)(3)(6)	High Tech Industries	SOFR	5.75%	10.93%	9/6/2028	9,872	9,851	9,833
PF Atlantic Holdco 2, LLC	^	(2)(3)(6)	Leisure Products & Services	SOFR	5.50%	11.06%	11/12/2027	9,824	9,596	9,703
PXO Holdings I Corp.	^	(2)(3)(6)	Chemicals, Plastics & Rubber	SOFR	5.50%	10.96%	3/8/2028	9,874	9,741	9,755
Radwell Parent, LLC	^	(2)(3)	Wholesale	SOFR	6.75%	12.05%	4/1/2029	7,510	7,445	7,632
RSC Acquisition, Inc.	^	(2)(3)(6)	Diversified Financial Services	SOFR	5.50%	10.96%	11/1/2029	9,876	9,766	9,773
Spotless Brands, LLC	^	(2)(3)(6)	Consumer Services	SOFR	6.50%	11.97%	7/25/2028	4,975	4,904	5,032
Tank Holding Corp.	^	(2)(3)(6)	Capital Equipment	SOFR	5.75%	11.18%	3/31/2028	3,813	3,746	3,769
TCFI Aevex LLC	^	(2)(3)(6)	Aerospace & Defense	SOFR	6.00%	11.43%	3/18/2026	1,662	1,650	1,662
Turbo Buyer, Inc.	^	(2)(3)	Automotive	SOFR	6.00%	11.47%	12/2/2025	7,905	7,841	7,732
U.S. Legal Support, Inc.	^	(2)(3)(6)	Business Services	SOFR	5.75%	11.21%	5/31/2026	6,089	6,087	6,008
US INFRA SVCS Buyer, LLC	^	(2)(3)(6)	Environmental Industries	SOFR	6.50%, 0.75% PIK	12.90%	4/13/2026	2,883	2,860	2,636
Westfall Technik, Inc.	^	(2)(3)(6)	Chemicals, Plastics & Rubber	SOFR	6.75%, 0.75% PIK	12.95%	9/13/2024	6,353	6,339	5,864

Consolidated Schedule of Investments as of March 31, 2024
Investments (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
Wineshipping.com LLC	^	(2)(3)(6)	Beverage & Food	SOFR	5.75%	11.24%	10/29/2027	$9,824	$9,558	$9,051
First Lien Debt Total									$219,437	$214,846
Second Lien Debt (6.5% of fair value)
AI Convoy S.A.R.L (United Kingdom)	^	(2)(3)	Aerospace & Defense	SOFR	8.25%	13.62%	1/17/2028	$5,514	$5,442	$5,514
AP Plastics Acquisition Holdings, LLC	^	(2)(3)(6)	Chemicals, Plastics & Rubber	SOFR	7.50%	12.93%	8/10/2029	4,500	4,429	4,500
AQA Acquisition Holdings, Inc.	^	(2)(3)(6)	High Tech Industries	SOFR	7.50%	12.91%	3/3/2029	5,000	4,909	5,000
Second Lien Debt Total									$14,780	$15,014
Total Investments									$234,217	$229,860
^ Denotes that all or a portion of the assets are owned by Credit Fund II Sub. Credit Fund II Sub has entered into the Credit Fund II Sub Notes. The lenders of the Credit Fund II Sub Notes have a first lien security interest in substantially all of the assets of Credit Fund II Sub. Accordingly, such assets are not available to creditors of Credit Fund II.
(1)Unless otherwise indicated, issuers of investments held by Credit Fund II are domiciled in the United States. As of March 31, 2024, the geographical composition of investments as a percentage of fair value was 4.3% in Canada, 1.8% in Luxembourg, 2.4% in the United Kingdom and 91.5% in the United States. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either SOFR or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, Credit Fund II has indicated the reference rate used and provided the spread and the interest rate in effect as of March 31, 2024. As of March 31, 2024, the reference rates for Credit Fund II's variable rate loans were the 30-day SOFR at 5.33%, the 90-day SOFR at 5.30% and the 180-day SOFR at 5.22%.
(3)Loan includes interest rate floor feature, which ranges from 0.50% to 1.00%.
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
(6)Loans include a credit spread adjustment that ranges from 0.10% to 0.43%.

Consolidated Schedule of Investments as of December 31, 2023
Investments (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
First Lien Debt (89.6% of fair value)
Alpine Acquisition Corp II	^	(2)(3)(7)	Transportation: Cargo	SOFR	6.00%	11.46%	11/30/2026	$3,233	$3,132	$3,091
American Physician Partners, LLC	^	(2)(3)(7)(8)(9)	Healthcare & Pharmaceuticals	SOFR	10.25% (100% PIK)	15.71%	8/5/2022	10,589	9,078	—
Appriss Health, LLC	^	(2)(3)(7)	Healthcare & Pharmaceuticals	SOFR	6.75%	12.32%	5/6/2027	7,446	7,344	7,409
Ascend Buyer, LLC	^	(2)(3)(7)	Containers, Packaging & Glass	SOFR	6.40%	11.91%	9/30/2028	8,985	8,854	8,761
Aurora Lux FinCo S.Á.R.L. (Luxembourg)	^	(2)(3)(7)	Software	SOFR	3.00%, 4.00% PIK	12.45%	12/24/2026	4,331	4,278	4,157
BMS Holdings III Corp.	^	(2)(3)(7)	Construction & Building	SOFR	5.50%	10.97%	9/30/2026	3,208	3,172	3,135
Chartis Holding, LLC	^	(2)(3)(7)	Business Services	SOFR	5.00%	10.52%	5/1/2025	9,721	9,714	9,702
Comar Holding Company, LLC	^	(2)(3)(7)	Containers, Packaging & Glass	SOFR	2.00%, 4.75% PIK	12.28%	6/18/2026	8,669	8,653	7,457
Cority Software Inc. (Canada)	^	(2)(3)	Software	SOFR	7.00%	12.39%	7/2/2026	1,293	1,290	1,292
Cority Software Inc. (Canada)	^	(2)(3)	Software	SOFR	5.00%	10.39%	7/2/2026	8,535	8,464	8,506
Dwyer Instruments, Inc.	^	(2)(3)(7)	Capital Equipment	SOFR	5.75%	11.20%	7/21/2027	9,814	9,773	9,814

Consolidated Schedule of Investments as of December 31, 2023
Investments (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
EvolveIP, LLC	^	(2)(3)(7)	Telecommunications	SOFR	5.50%	11.19%	6/7/2025	$8,527	$8,525	$8,177
Harbour Benefit Holdings, Inc.	^	(2)(3)(7)	Business Services	SOFR	5.00%	10.51%	12/13/2024	9,703	9,693	9,631
Hoosier Intermediate, LLC	^	(2)(3)(7)	Healthcare & Pharmaceuticals	SOFR	5.00%	10.53%	11/15/2028	6,382	6,221	6,176
HS Spa Holdings Inc.	^	(2)(3)	Consumer Services	SOFR	5.75%	11.12%	6/2/2029	8,519	8,384	8,524
Integrity Marketing Acquisition, LLC	^	(2)(3)(7)	Diversified Financial Services	SOFR	6.05%	11.54%	8/27/2026	4,821	4,718	4,755
Integrity Marketing Acquisition, LLC	^	(2)(3)(7)	Diversified Financial Services	SOFR	6.02%	11.51%	8/27/2026	4,489	4,379	4,424
LVF Holdings, Inc.	^	(2)(3)(7)	Beverage & Food	SOFR	5.75%	11.25%	6/10/2027	6,137	6,026	6,044
Material Holdings, LLC	^	(2)(3)(7)	Business Services	SOFR	6.00%	11.45%	8/19/2027	7,820	7,762	7,526
Maverick Acquisition, Inc.	^	(2)(3)(7)	Aerospace & Defense	SOFR	6.25%	11.60%	6/1/2027	7,820	7,708	6,128
NMI AcquisitionCo, Inc.	^	(2)(3)(7)	High Tech Industries	SOFR	5.75%	11.21%	9/6/2025	9,898	9,873	9,829
PF Atlantic Holdco 2, LLC	^	(2)(3)(7)	Leisure Products & Services	SOFR	5.50%	11.12%	11/12/2027	9,849	9,607	9,612
PXO Holdings I Corp.	^	(2)(3)(7)	Chemicals, Plastics & Rubber	SOFR	5.50%	11.00%	3/8/2028	9,899	9,759	9,688
Radwell Parent, LLC	^	(2)(3)	Wholesale	SOFR	6.75%	12.10%	4/1/2029	7,529	7,461	7,573
RSC Acquisition, Inc.	^	(2)(3)(7)	Diversified Financial Services	SOFR	5.50%	10.93%	11/1/2029	9,901	9,785	9,837
Spotless Brands, LLC	^	(2)(3)(7)	Consumer Services	SOFR	6.50%	12.03%	7/25/2028	4,987	4,914	4,991
Tank Holding Corp.	^	(2)(3)(7)	Capital Equipment	SOFR	5.75%	11.21%	3/31/2028	3,823	3,752	3,734
TCFI Aevex LLC	^	(2)(3)(7)	Aerospace & Defense	SOFR	6.00%	11.46%	3/18/2026	1,667	1,653	1,655
Turbo Buyer, Inc.	^	(2)(3)	Automotive	SOFR	6.00%	11.50%	12/2/2025	7,926	7,852	7,823
U.S. Legal Support, Inc.	^	(2)(3)(7)	Business Services	SOFR	5.75%	11.11%	11/30/2024	6,105	6,102	6,024
US INFRA SVCS Buyer, LLC	^	(2)(3)(7)	Environmental Industries	SOFR	6.50%, 0.75% PIK	12.95%	4/13/2026	2,877	2,852	2,650
Westfall Technik, Inc.	^	(2)(3)(7)	Chemicals, Plastics & Rubber	SOFR	6.75%, 0.75% PIK	12.96%	9/13/2024	6,350	6,328	5,853
Wineshipping.com LLC	^	(2)(3)(7)	Beverage & Food	SOFR	5.75%	11.29%	10/29/2027	9,849	9,567	9,189
First Lien Debt Total									$226,673	$213,167
Second Lien Debt (10.4% of fair value)
AI Convoy S.A.R.L (United Kingdom)	^	(2)(3)	Aerospace & Defense	SOFR	8.25%	13.80%	1/17/2028	$5,514	$5,439	$5,541
AP Plastics Acquisition Holdings, LLC	^	(2)(3)(7)	Chemicals, Plastics & Rubber	SOFR	7.50%	12.96%	8/10/2029	4,500	4,427	4,436
AQA Acquisition Holdings, Inc.	^	(2)(3)(7)	High Tech Industries	SOFR	7.50%	12.98%	3/3/2029	5,000	4,905	5,000
Quartz Holding Company	^	(2)(7)	Software	SOFR	8.00%	13.46%	4/2/2027	4,852	4,804	4,852
World 50, Inc.	^	(6)	Business Services	FIXED	11.50%	11.50%	1/9/2027	4,918	4,859	4,918
Second Lien Debt Total									$24,434	$24,747
Total Investments									$251,107	$237,914
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

(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either SOFR or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, Credit Fund II has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2023. As of December 31, 2023, the reference rates for Credit Fund II's variable rate loans were the 30-day SOFR at 5.35%, the 90-day SOFR at 5.33% and the 180-day SOFR at 5.16%.
(3)Loan includes interest rate floor feature, which ranges from 0.50% to 1.00%.
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

Credit Fund II Senior Notes
On November 3, 2020 and as amended on December 29, 2021, June 30, 2022 and August 4, 2023, Credit Fund II Sub closed on the Credit Fund II Senior Notes (the “Credit Fund II Senior Notes”) with lenders. The Credit Fund II Senior Notes provides for secured borrowings totaling $157,500 with two tranches, A-1 and A-2 outstanding. The facility is secured by a first lien security interest in substantially all of the portfolio investments held by Credit Fund II Sub. The maturity date of the Credit Fund II Senior Notes is November 3, 2030. Amounts issued for the Class A-1 notes totaled $147,500 and bear interest at a rate of Term SOFR plus 2.85%, and amounts issued for the Class A-2 notes totaled $10,000 and bear interest at Term SOFR plus 3.35%. The A-1 Notes were rated AAA, and the A-2 Notes were rated AA by DBRS Morningstar. The terms of the Credit Fund II Senior Notes provide that as loans pay down, up to $100,000 is available from principal proceeds for reinvestment, and then the investment principal proceeds are used to directly pay down the principal balance on the Credit Fund II Senior Notes. As of March 31, 2024 and December 31, 2023, Credit Fund II Sub was in compliance with all covenants and other requirements of its respective credit agreements.
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
Refer to Note 3, Fair Value Measurements, to these unaudited consolidated financial statements for details related to the fair value measurement of derivatives instruments and Note 8, Borrowings, to these unaudited consolidated financial statements for details related to the Company’s 2028 Notes.
The following table details our interest rate swap contracts outstanding as of March 31, 2024 and December 31, 2023.

As of	Counterparty	Maturity Date	Notional Amount	Fair Value	Financial Statement Location of Net Amounts
March 31, 2024	Morgan Stanley Capital Services LLC	12/1/2028	$85,000	$35	Prepaid expenses and other assets
December 31, 2023	Morgan Stanley Capital Services LLC	12/1/2028	$85,000	$985	Prepaid expenses and other assets
As a result of the Company’s designation of the interest rate swap as a hedging instrument in a qualifying hedge accounting relationship, the Company is required to record the hedging instrument and the related hedged item at their respective fair values, with all associated changes in those fair values recorded in interest expense and credit facility fees. The net amount recorded in interest expense and credit facility fees was $83 for the three months ended March 31, 2024. The Company did not enter into any interest rate swap contracts for the three months ended March 31, 2023.
The Company’s interest rate swaps are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation and depreciation on derivative instruments are reported net in the accompanying Consolidated Statements of Assets and Liabilities. The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of March 31, 2024 and December 31, 2023:

As of	Counterparty	Derivative Assets subject to Master Netting Agreement	Derivatives available for Offset	Non-cash Collateral Received	Cash Collateral Received	Net amount of Derivative Assets
March 31, 2024	Morgan Stanley Capital Services LLC	$35	$—	$—	$—	$35
December 31, 2023	Morgan Stanley Capital Services LLC	$985	$—	$—	$(940)	$45

As of	Counterparty	Derivative Liabilities subject to Master Netting Agreement	Derivatives available for Offset	Non-cash Collateral Pledged	Cash Collateral Pledged	Net amount of Derivative Liabilities
March 31, 2024	Morgan Stanley Capital Services LLC	$—	$—	$—	$—	$—
December 31, 2023	Morgan Stanley Capital Services LLC	$—	$—	$—	$—	$—
8. BORROWINGS
The Company is party to the Credit Facility, as described below. In accordance with the Investment Company Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 150% after such borrowing. For the purposes of the asset coverage ratio under the Investment Company Act, the Preferred Stock, as defined in Note 1, Organization, to these unaudited consolidated financial statements is considered a senior security and is included in the denominator of the calculation. As of March 31, 2024 and December 31, 2023, asset coverage was 188.0% and 183.4%, respectively, and the Company is in compliance with all covenants and other requirements of the credit facility agreement.
The following table details the principal amount and carrying amount of the Company’s debt and secured borrowings as of March 31, 2024 and December 31, 2023.

	As of
	March 31, 2024	December 31, 2023
Credit Facility	$234,331	$260,356
2024 Notes	190,000	190,000
2028 Notes	85,000	85,000
2015-1R Notes	425,926	449,200
Total principal amount	935,257	984,556
Less: unamortized debt issuance costs	(5,110)	(5,358)
Effective interest rate swap hedge	35	985
Total carrying value	$930,182	$980,183
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
Subject to certain exceptions, the Credit Facility is secured by a first lien security interest in substantially all of the portfolio investments held by the Company. The Credit Facility includes customary covenants, including certain financial covenants related to asset coverage, shareholders’ equity and liquidity, certain limitations on the incurrence of additional indebtedness and liens, and other maintenance covenants, as well as usual and customary events of default for senior secured revolving credit facilities of this nature. As of March 31, 2024 and December 31, 2023, the Company was in compliance with all covenants and other requirements of the Credit Facility.
Below is a summary of the borrowings and repayments under the Credit Facility for the three months ended March 31, 2024 and 2023, and the outstanding balances under the Credit Facility for the respective periods.

	For the three month periods ended
	March 31, 2024	March 31, 2023
Outstanding Borrowing, beginning of period	$260,356	$440,441
Borrowings	49,000	44,792
Repayments	(74,000)	(30,641)
Foreign currency translation	(1,025)	1,267
Outstanding Borrowing, end of period	$234,331	$455,859
The Credit Facility consisted of the following as of March 31, 2024 and December 31, 2023:

	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
March 31, 2024	$790,000	$234,331	$555,669	$264,960
December 31, 2023	$790,000	$260,356	$529,644	$359,675
(1)The unused portion is the amount upon which commitment fees are based.
(2)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
For the three months ended March 31, 2024 and 2023, the components of interest expense and credit facility fees of the Credit Facility were as follows:

	For the three month periods ended
	March 31, 2024	March 31, 2023
Interest expense	$4,726	$7,216
Facility unused commitment fee	508	230
Amortization of deferred financing costs and debt issuance costs	214	175
Total interest expense and credit facility fees	$5,448	$7,621
Cash paid for interest expense and credit facility fees	$5,073	$7,617

Weighted average debt principal outstanding	$261,224	$453,741
Weighted average interest rate(1)	7.16%	6.36%
(1)Excludes facility unused commitment fee and amortization of deferred financing costs and debt issuance costs.

    As of March 31, 2024 and December 31, 2023, the components of interest and credit facility fees payable of the Credit Facility were as follows:

	As of
	March 31, 2024	December 31, 2023
Interest expense payable	$301	$209
Unused commitment fees payable	521	462
Interest and credit facility fees payable	$822	$671

Weighted average interest rate	7.17%	7.21%
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
The following table details the Company’s Senior Notes as of March 31, 2024 and December 31, 2023:

	As of
	March 31, 2024	December 31, 2023
2024 Notes	$190,000	$190,000
2028 Notes	85,000	85,000
Total principal amount	$275,000	$275,000
Less: unamortized debt issuance costs	(3,247)	(3,434)
Effective interest rate swap hedge	35	985
Total carrying value	$271,788	$272,551
For the three months ended March 31, 2024 and 2023, the components of interest expense and credit facility fees on the Senior Notes were as follows:

	For the three month periods ended
	March 31, 2024	March 31, 2023
Interest expense(1)	$4,034	$2,209
Amortization of deferred financing costs and debt issuance costs	220	35
Total interest expense and credit facility fees	$4,254	$2,244
Cash paid for interest expense and credit facility fees	$4,257	$2,209

Weighted average debt principal outstanding	$275,000	$190,000
Weighted average interest rate(1)(2)	5.80%	4.65%
(1)Inclusive of net interest expense related to interest rate swaps, as applicable
(2)Excludes amortization of deferred financing costs and debt issuance costs.

As of March 31, 2024 $600 of interest expense related to the Senior Notes was included in interest and credit facility fees payable. As of December 31, 2023, no amount was outstanding related to interest and credit facility fees on the Senior Notes. As of March 31, 2024 and December 31, 2023, the weighted average interest rates were 5.83% and 5.84%, respectively, inclusive of the effect of the interest rate swaps.
The note purchase agreement relating to the 2024 Notes, as supplemented by the first supplement contains customary terms and conditions for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a business development company within the meaning of the Investment Company Act and a regulated investment company under the Code, minimum asset coverage ratio and interest coverage ratio, and prohibitions on certain fundamental changes at the Company or any subsidiary guarantor, as well as customary events of default with customary cure and notice, including, without limitation, nonpayment, breach of covenant, material breach of representation or warranty under the note purchase agreement, cross-acceleration under other indebtedness of the Company or certain significant subsidiaries, certain judgments and orders, and certain events of bankruptcy. As of March 31, 2024 and December 31, 2023, the Company was in compliance with these terms and conditions.
The indenture relating to the 2028 Notes, as supplemented by the first supplemental indenture, contains certain covenants, including certain covenants requiring the Company to comply with Section 18(a)(1)(A) as modified by Section 61(a)(2) of the 1940 Act, whether or not the Company continues to be subject to such provisions of the 1940 Act, but giving effect, in either case, to any exemptive relief granted to the Company by the SEC; to comply with Section 18(a)(1)(B) as modified by Section 61(a)(2) of the 1940 Act, and subject to certain other exceptions. These covenants are subject to important limitations and exceptions that are described in the indenture. The indenture does not limit the amount of debt (including secured debt) that may be issued by us or our subsidiaries under the indenture or otherwise. As of March 31, 2024 and December 31, 2023, the Company was in compliance with these terms and conditions.
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

The following table summarizes the terms of the 2015-1R Notes and the principal amount and carrying value:

				As of
2015-1R Notes Tranche	Credit Rating	Reference Rate(1)	Spread / Fixed Interest Rate	March 31, 2024	December 31, 2023
Class A-1-1-R	AAA	SOFR	1.55%	$217,160	$234,800
Class A-1-2-R	AAA	SOFR	1.78%	46,244	50,000
Class A-1-3-R	AAA	Fixed Rate	4.56%	23,122	25,000
Class A-2-R		SOFR	2.20%	66,000	66,000
Class B	Single A	SOFR	3.15%	46,400	46,400
Class C	BBB-	SOFR	4.00%	27,000	27,000
Total Principal Amount				$425,926	$449,200
Less: unamortized debt issuance costs				(1,863)	(1,924)
Total Carrying Value				$424,063	$447,276
(1) Floating rate tranches bear interest at three-month SOFR plus a Term SOFR adjustment.
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
Pursuant to the Collateral Management Agreement, the 2015-1 Issuer pays management fees (comprised of base management fees, subordinated management fees and incentive management fees) to the Investment Adviser for rendering collateral management services. As per the Collateral Management Agreement, for the period the Company retains all of the 2015-1 Issuer Preferred Interests, the Investment Adviser does not earn management fees for providing such collateral management services. The Company currently retains all of the 2015-1 Issuer Preferred Interests, thus the Investment Adviser did not earn any management fees from the 2015-1 Issuer for the three months ended March 31, 2024 and 2023. Any such waived fees may not be recaptured by the Investment Adviser.
Pursuant to an undertaking by the Company in connection with the 2015-1 Debt Securitization Refinancing, the Company has agreed to hold on an ongoing basis the 2015-1 Issuer Preferred Interests with an aggregate dollar purchase price at least equal to 5% of the aggregate outstanding amount of all collateral obligations by the 2015-1 Issuer for so long as any securities of the 2015-1 Issuer remain outstanding. As of March 31, 2024, the Company was in compliance with its undertaking.
As of March 31, 2024, the 2015-1R Notes were secured by 60 first lien and second lien senior secured loans with a total fair value of approximately $477,123 and cash of $40,662. The pool of loans in the securitization must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture governing the 2015-1R Notes.

For the three months ended March 31, 2024 and 2023, the components of interest expense and credit facility fees on the 2015-1R Notes were as follows:

	For the three month periods ended
	March 31, 2024	March 31, 2023
Interest expense	$8,100	$7,355
Amortization of deferred financing costs and debt issuance costs	61	62
Total interest expense and credit facility fees	$8,161	$7,417
Cash paid for interest expense and credit facility fees	$8,594	$6,886

Weighted average debt principal outstanding	$429,762	$449,200
Weighted average interest rate(1)	7.51%	6.60%
(1)Includes amortization of deferred financing costs and debt issuance costs.
As of March 31, 2024 and December 31, 2023, $6,603 and $7,098, respectively, of interest expense related to the 2015-1R Notes was included in interest and credit facility fees payable. As of March 31, 2024 and December 31, 2023, the weighted average interest rates were 7.27% and 7.49%, respectively, based on benchmark rates.
9. COMMITMENTS AND CONTINGENCIES
A summary of significant contractual payment obligations was as follows as of March 31, 2024 and December 31, 2023:

	As of
Payment Due by Period	March 31, 2024	December 31, 2023
Less than one year	$190,000	$—
1-3 years	—	190,000
3-5 years	319,331	345,356
More than 5 years	425,926	449,200
Total	$935,257	$984,556
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the unaudited consolidated financial statements as of March 31, 2024 and audited consolidated financial statements as of December 31, 2023 for any such exposure.
The Company has in the past, currently is and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments. The Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par/Principal Amount as of
	March 31, 2024	December 31, 2023
Unfunded delayed draw commitments	$67,946	$68,017
Unfunded revolving loan commitments	70,712	66,392
Total unfunded commitments	$138,658	$134,409
10. NET ASSETS
The Company has the authority to issue 198,000,000 shares of common stock, par value $0.01 per share, of which 50,794,941 and 50,794,941 were issued and outstanding as of March 31, 2024 and December 31, 2023, respectively. The Company has 2,000,000 shares of preferred stock, par value $0.01 per share, which are fully issued and outstanding as of March 31, 2024 and December 31, 2023.

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
The Preferred Stock is convertible, in whole or in part, at the option of the holder of the Preferred Stock into the number of shares of common stock equal to the Liquidation Preference plus any accumulated but unpaid dividends, divided by an initial conversion price of $9.50, subject to certain adjustments to prevent dilution as set forth in the Company's articles supplementary (the “Articles Supplementary”) that establishes the terms of the Preferred Stock. The conversion price as of March 31, 2024 was $9.03. Effective as of May 5, 2023, the Company, with the approval of the Board of Directors, including a majority of the Independent Directors, has the option to redeem all of the Preferred Stock for cash consideration equal to the Liquidation Preference plus any accumulated but unpaid dividends. The holders of the Preferred Stock have the right to convert all or a portion of their shares of Preferred Stock prior to the date fixed for such redemption. Effective as of May 5, 2027, the holders of the Preferred Stock have the option to require the Company to redeem any or all of the then-outstanding Preferred Stock upon 90 days’ notice. The form of consideration used in any such redemption is at the option of the Board of Directors, including a majority of the Independent Directors, and may be cash consideration equal to the Liquidation Preference plus any accumulated but unpaid dividends, or shares of common stock. Holders also have the right to redeem the Preferred Stock upon a Change in Control (as defined in the Articles Supplementary).
The following table summarizes the Company’s dividends declared on the Preferred Stock during the two most recent fiscal years and the current fiscal year to date. Unless otherwise noted, dividends were declared and paid, or are payable, in cash.

Date Declared	Record Date	Payment Date	Per Share Amount
2022
March 25, 2022	March 31, 2022	March 31, 2022	$0.438
June 27, 2022	June 30, 2022	June 30, 2022	0.438
September 22, 2022	September 30, 2022	September 30, 2022	0.438
December 16, 2022	December 30, 2022	December 30, 2022	0.438
Total			$1.752
2023
March 23, 2023	March 31, 2023	March 31, 2023	$0.438
June 27, 2023	June 30, 2023	June 30, 2023	0.438
September 19, 2023	September 29, 2023	September 29, 2023	0.438
December 19, 2023	December 29, 2023	December 29, 2023	0.438
Total			$1.752
2024
March 26, 2024	March 29, 2024	March 29, 2024	$0.438
Total			$0.438
Company Stock Repurchase Program
On November 2, 2023, the Company's Board of Directors approved the continuation of the Company's $200 million stock repurchase program (the “Stock Repurchase Program”) until November 5, 2024, or until the approved dollar amount has been used to repurchase shares of common stock. This program may be suspended, extended, modified or discontinued by the Company at any time, subject to applicable law. The Company's Stock Repurchase Program was originally approved by the Company's Board of Directors on November 5, 2018 and announced on November 6, 2018. Since the inception of the Company’s Stock Repurchase Program through March 31, 2024, the Company has repurchased 11,773,718 shares of the Company's common stock at an average cost of $13.40 per share, or $157,737 in the aggregate, resulting in accretion to net assets per share of $0.65.

Changes in Net Assets
For the three months ended March 31, 2024, there were no share repurchases. For the three months ended March 31, 2023, the Company repurchased and extinguished 265,195 shares for $3,993. There were no shares of common stock issued related to capital activity during the three months ended March 31, 2024 and 2023.
The following table summarizes capital activity during the three months ended March 31, 2024:

	Preferred Stock		Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount	Shares	Amount
Balance, January 1, 2024	2,000,000	$50,000	50,794,941	$508	$1,015,681	$(1,633)	$62,563	$(149,754)	$(64,553)	$912,812
Net investment income (loss)	—	—	—	—	—	—	28,449	—	—	28,449
Net realized gain (loss)	—	—	—	—	—	—	—	(18,546)	—	(18,546)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	—	—	—	19,361	19,361
Dividends declared on common stock and preferred stock	—	—	—	—	—	—	(25,256)	—	—	(25,256)
Balance, March 31, 2024	2,000,000	$50,000	50,794,941	$508	$1,015,681	$(1,633)	$65,756	$(168,300)	$(45,192)	$916,820
The following table summarizes capital activity during the three months ended March 31, 2023:

	Preferred Stock		Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount	Shares	Amount
Balance, January 1, 2023	2,000,000	$50,000	51,060,136	$511	$1,022,224	$(1,633)	$43,097	$(129,061)	$(67,715)	$917,423
Repurchase of common stock	—	—	(265,195)	(3)	(3,990)	—	—	—	—	(3,993)
Net investment income (loss)	—	—	—	—	—	—	26,570	—	—	26,570
Net realized gain (loss)	—	—	—	—	—	—	—	(13,368)	—	(13,368)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	—	—	—	14,785	14,785
Dividends declared on common stock and preferred stock	—	—	—	—	—	—	(23,224)	—	—	(23,224)
Balance, March 31, 2023	2,000,000	$50,000	50,794,941	$508	$1,018,234	$(1,633)	$46,443	$(142,429)	$(52,930)	$918,193
Earnings Per Share
The Company calculates earnings per share in accordance with ASC 260. Basic earnings per share is calculated by dividing the net increase (decrease) in net assets resulting from operations, less preferred dividends, by the weighted average number of common shares outstanding for the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding using the if-converted method for the convertible Preferred Stock. Diluted earnings per share excludes all dilutive potential common shares if their effect is anti-dilutive.

Basic and diluted earnings per common share were as follows:

	For the three month periods ended
	March 31, 2024		March 31, 2023
	Basic	Diluted	Basic	Diluted
Net increase (decrease) in net assets resulting from operations attributable to Common Stockholders	$28,389	$29,264	$27,112	$27,987
Weighted-average common shares outstanding	50,794,941	56,330,563	50,887,075	56,289,347
Basic and diluted earnings per share	$0.56	$0.52	$0.53	$0.50
The following table summarizes updates to the Company’s dividend policy as of March 31, 2024. The dividend policy is subject to change by the Board of Directors in its sole discretion at any time.

Record Date	Base Dividend Per Share
September 30, 2020	$0.32
September 30, 2022	$0.34
December 30, 2022	$0.36
March 31, 2023	$0.37
March 29, 2024	$0.40
The following table summarizes the Company’s dividends declared on its common stock during the two most recent fiscal years and the current fiscal year to date:

Date Declared	Record Date	Payment Date	Per Common Share Amount
February 18, 2022	March 31, 2022	April 15, 2022	$0.32
February 18, 2022	March 31, 2022	April 15, 2022	$0.08	(1)
May 2, 2022	June 30, 2022	July 15, 2022	$0.32
May 2, 2022	June 30, 2022	July 15, 2022	$0.08	(1)
August 8, 2022	September 30, 2022	October 14, 2022	$0.34
August 8, 2022	September 30, 2022	October 14, 2022	$0.06	(1)
October 31, 2022	December 30, 2022	January 16, 2023	$0.36
October 31, 2022	December 30, 2022	January 16, 2023	$0.08	(1)
February 21, 2023	March 31, 2023	April 14, 2023	$0.37
February 21, 2023	March 31, 2023	April 14, 2023	$0.07	(1)
May 4, 2023	June 30, 2023	July 18, 2023	$0.37
May 4, 2023	June 30, 2023	July 18, 2023	$0.07	(1)
August 3, 2023	September 29, 2023	October 17, 2023	$0.37
August 3, 2023	September 29, 2023	October 17, 2023	$0.07	(1)
November 2, 2023	December 29, 2023	January 18, 2024	$0.37
November 2, 2023	December 29, 2023	January 18, 2024	$0.07	(1)
February 20, 2024	March 29, 2024	April 17, 2024	$0.40
February 20, 2024	March 29, 2024	April 17, 2024	$0.08	(1)
(1)Represents a special/supplemental dividend.

11. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of consolidated financial highlights for the three months ended March 31, 2024 and 2023:

	For the three month periods ended
	March 31, 2024	March 31, 2023
Per Common Share Data:
Net asset value per common share, beginning of period	$16.99	$16.99
Net investment income (loss)(1)	0.54	0.50
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	0.02	0.03
Net increase (decrease) in net assets resulting from operations	0.56	0.53
Dividends declared(2)	(0.48)	(0.44)
Accretion due to share repurchases	—	0.01
Net asset value per common share, end of period	$17.07	$17.09
Market price per common share, end of period	$16.28	$13.62
Number of common shares outstanding, end of period	50,794,941	50,794,941
Total return based on net asset value(3)	3.35%	3.54%
Total return based on market price(4)	11.94%	(2.03)%
Net assets attributable to Common Stockholders, end of period	$866,820	$868,193
Ratio to average net assets attributable to Common Stockholders(5):
Expenses before incentive fees	3.20%	3.03%
Expenses after incentive fees	3.88%	3.66%
Net investment income (loss)	3.29%	3.06%
Interest expense and credit facility fees	2.07%	1.99%
Ratios/Supplemental Data:
Asset coverage, end of period	187.98%	175.82%
Portfolio turnover	5.14%	2.90%
Weighted-average common shares outstanding	50,794,941	50,887,075
(1)Net investment income (loss) per common share was calculated as net investment income (loss) less the preferred dividend for the period divided by the weighted average number of common shares outstanding for the period.
(2)Dividends declared per common share was calculated as the sum of dividends on common stock declared during the period divided by the number of common shares outstanding at each respective quarter-end date (refer to Note 10, Net Assets, to these unaudited consolidated financial statements).
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
12. LITIGATION
The Company may become party to certain lawsuits in the ordinary course of business. The Company does not believe that the outcome of current matters, if any, will materially impact the Company or its consolidated financial statements. As of March 31, 2024 and December 31, 2023, the Company was not subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company.
In addition, portfolio investments of the Company could be the subject of litigation or regulatory investigations in the ordinary course of business. The Company does not believe that the outcome of any current contingent liabilities of its portfolio investments, if any, will materially affect the Company or these unaudited consolidated financial statements.
13. TAX
The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of March 31, 2024 and December 31, 2023.

In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators.The Company’s federal tax returns are generally subject to examination by the Internal Revenue Service for a period of three years after they are filed.
The Company’s taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate. The estimated tax character of the dividends declared on preferred and common stock for the three months ended March 31, 2024 and 2023 was as follows:

	For the three month periods ended
	March 31, 2024	March 31, 2023
Ordinary income	$25,256	$23,224
Tax return of capital	$—	$—
14. SUBSEQUENT EVENTS
Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed below and elsewhere in these unaudited consolidated financial statements.
On May 2, 2024, the Board of Directors declared a base quarterly common stock dividend of $0.40 per share plus a supplemental common stock dividend of $0.07 per share, which are payable on July 17, 2024 to common stockholders of record on June 28, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (amounts in thousands, except per share data, unless otherwise indicated)
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
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
We use words such as “anticipates,” “believes,” “expects,” “intends,” “will,” “should,” “may,” “plans,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions to identify forward-looking statements, although not all forward-looking statements include these words. Our actual results and condition could differ materially from those implied or expressed in the forward-looking information for any reason, including the factors set forth in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2023 (our “2023 Form 10-K”).
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
Overview
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Part I, Item 1 of this Form 10-Q “Financial Statements.” This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to those described in “Risk Factors” in Part I, Item 1A of our 2023 Form 10-K. Our actual results could differ materially from those anticipated by such forward-looking statements due to factors discussed under “Risk Factors” in our 2023 Form 10-K and “Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in this Form 10-Q.
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
We are externally managed by our Investment Adviser, an investment adviser registered under the Investment Advisers Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”) and a subsidiary of Carlyle. We benefit from our Investment Adviser’s investment team of over 200 investment professionals with the deep knowledge and expertise across multiple asset classes who are supported by a team of finance, operations and administrative professionals currently employed by Carlyle Employee Co., a wholly owned subsidiary of

Carlyle. In conducting our investment activities, we believe that we benefit from the significant scale, relationships and resources of Carlyle, including our Investment Adviser and its affiliates.
First Quarter 2024 Highlights
Quarterly Results
•Net investment income, inclusive of the preferred dividend, was $27.6 million or $0.54 per common share. Dividends declared on common shares were $24.4 million, or $0.48 per share.
•Net investment income for the three months ended March 31, 2024 included a $3.6 million increase in total investment income from the comparable period in the prior year primarily driven by an increase in benchmark interest rates.
•The NAV per common share increased to $17.07 as of March 31, 2024, up from $16.99 as of December 31, 2023, primarily driven by net investment income in excess of our dividend for the quarter.
Portfolio and Investment Activity
•As of March 31, 2024, we held 174 investments across 131 portfolio companies and 26 industries for a total fair value of $1.8 billion.
•During the three months ended March 31, 2024, we had investment fundings of $94.9 million and investment repayments of $173.4 million.
•In February 2024, we completed the successful recapitalization of Dermatology Associates, which contributed to non-accrual investments decreasing to 0.2% and 0.2% of the total portfolio based on amortized cost and fair value, respectively, as of March 31, 2024.
Liquidity and Capital Activity
•Total liquidity as of March 31, 2024 was $334.9 million in cash and undrawn debt capacity.
Key Components of Our Results of Operations
As a BDC, we believe that the key components of our results of operations for our business are earnings per share, dividends declared, net investment income and net asset value per common share. For the three months ended March 31, 2024, we recorded basic earnings per common share of $0.56, declared a dividend of $0.48 per common share and earned $0.54 of net investment income per common share.
The following table sets forth the calculation of basic and diluted earnings per share (dollar amounts in thousands, except per share data):

	For the three months ended
	March 31, 2024		December 31, 2023
	Basic	Diluted	Basic	Diluted
Net increase (decrease) in net assets resulting from operations attributable to Common Stockholders	$28,389	$29,264	$28,718	$29,593
Weighted-average common shares outstanding	50,794,941	56,330,563	50,794,941	56,288,837
Earnings per share	$0.56	$0.52	$0.57	$0.53
For the three months ended March 31, 2024 and December 31, 2023, we declared dividends per common share of $0.48 and $0.44, respectively. As of March 31, 2024 and December 31, 2023, our NAV per share was $17.07 and $16.99, respectively.
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

Net Investment Income
The following table summarizes our net investment income and net investment income per common share:

	For the three months ended
	March 31, 2024	December 31, 2023
Total investment income	$62,007	$62,685
Total expenses (including excise tax expense)	33,558	33,570
Net investment income	$28,449	$29,115
Preferred stock dividend	875	875
Net investment income, net of the preferred stock dividend	$27,574	$28,240
Weighted-average common shares outstanding	50,794,941	50,794,941
Net investment income per common share	$0.54	$0.56
Portfolio and Investment Activity
Portfolio Overview
The following tables summarize certain characteristics of our investment portfolio as of March 31, 2024:

	First Lien Debt	Second Lien Debt	Equity Investments	Investment Funds	Total Investments
Count of investments	132	10	29	3	174
Investments, at amortized cost	$1,286,407	$167,311	$104,760	$271,097	$1,829,575
Investments, at fair value	$1,266,471	$165,353	$104,471	$248,598	$1,784,893
Percentage of total investments at fair value	70.9%	9.3%	5.9%	13.9%	100.0%

	Weighted Average Yields at
	Amortized Cost	Fair Value
First Lien Debt(1)	12.6%	12.8%
Second Lien Debt(1)	13.9%	14.1%
Total Debt and Income Producing Investments(1)(2)	12.6%	13.0%
(1)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of March 31, 2024. Weighted average yield at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount (“OID”) and market discount earned, divided by (b) total fair value included in such securities. Weighted average yield at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned, divided by (b) total amortized cost included in such securities. Weighted average yields exclude investments on non-accrual status. Actual yields earned over the life of each investment could differ materially from the yields presented above. Inclusive of all debt and income producing investments and investments on non-accrual status, the weighted average yield on amortized cost was 12.6% as of March 31, 2024.
(2)Weighted average yield for total investments includes Credit Fund and Credit Fund II, as well as income producing equity investments.
The geographical composition of investments at fair value as of March 31, 2024 were as follows:

As of
Geography—% of Fair Value	March 31, 2024
Australia	0.3%
Canada	2.9
Luxembourg	2.3
Sweden	0.0
United Kingdom	4.3
United States	90.2
Total	100.0%

The industry composition of investments at fair value as of March 31, 2024 were as follows:

As of
Industry—% of Fair Value	March 31, 2024
Aerospace & Defense	5.7%
Automotive	4.2
Beverage & Food	2.6
Business Services	5.6
Capital Equipment	2.6
Chemicals, Plastics & Rubber	3.8
Construction & Building	1.7
Consumer Goods: Durable	0.3
Consumer Goods: Non-Durable	0.4
Consumer Services	5.1
Containers, Packaging & Glass	2.3
Diversified Financial Services	5.3
Energy: Oil & Gas	0.7
Environmental Industries	2.4
Healthcare & Pharmaceuticals	12.0
High Tech Industries	7.6
Investment Funds	13.9
Leisure Products & Services	4.5
Media: Advertising, Printing & Publishing	2.4
Retail	1.4
Software	9.6
Sovereign & Public Finance	0.0
Telecommunications	4.2
Transportation: Cargo	0.5
Utilities: Electric	0.1
Wholesale	1.1
Total	100.0%

Our investment activity for the three months ended March 31, 2024 is presented below (information presented herein is at amortized cost unless otherwise indicated):

For the three months ended
March 31, 2024
Investments:
Total investments, beginning of period	$1,904,895
New investments purchased	94,180
Net accretion of discount on investments	3,158
Net realized gain (loss) on investments	(19,186)
Investments sold or repaid	(153,472)
Total Investments, end of period	$1,829,575
Principal amount of investments funded:
First Lien Debt	$71,581
Second Lien Debt	406
Equity Investments(1)	22,892
Total	$94,879
Principal amount of investments sold or repaid:
First Lien Debt	$(140,103)
Second Lien Debt	(25,146)
Equity Investments(1)	(8,196)
Total	$(173,445)
Number of new funded debt investments(2)	10
Average amount of new funded debt investments	$3,291
(1)Based on cost/proceeds of equity activity.
(2)For the three months ended March 31, 2024, 100.0% of new funded debt investments were at floating interest rates.
See the Consolidated Schedules of Investments as of March 31, 2024 to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on these investments, including a list of companies and type and amount of investments.
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
Our Investment Adviser monitors and, when appropriate, changes the risk ratings assigned to each debt investment in our portfolio. Our Investment Adviser reviews our investment ratings in connection with our quarterly valuation process. The below table summarizes the Internal Risk Ratings as of March 31, 2024 and December 31, 2023.

	March 31, 2024		December 31, 2023
	Fair Value	% of Fair Value	Fair Value	% of Fair Value
Internal Risk Rating 1	$384	0.0%	$30,282	2.0%
Internal Risk Rating 2	1,157,011	80.8	1,158,006	77.3
Internal Risk Rating 3	270,637	18.9	273,329	18.2
Internal Risk Rating 4	3,792	0.3	38,061	2.5
Internal Risk Rating 5	—	—	—	—
Total	$1,431,824	100.0%	$1,499,678	100.0%
As of March 31, 2024 and December 31, 2023, the weighted average Internal Risk Rating of our debt investment portfolio was 2.2. As of March 31, 2024 and December 31, 2023, one and four of our debt investments were assigned an Internal Risk Rating of 4-5, respectively.
The following table summarizes the fair value of our performing and non-accrual/non-performing investments as of March 31, 2024 and December 31, 2023:

	March 31, 2024			December 31, 2023
	Number of Investments	Fair Value	% of Fair Value	Number of Investments	Fair Value	% of Fair Value
Performing	173	$1,781,101	99.8%	169	$1,803,820	97.9%
Non-accrual(1)	1	3,792	0.2	4	38,061	2.1
Total	174	$1,784,893	100.0%	173	$1,841,881	100.0%
(1)For information regarding our non-accrual policy, see Note 2, Significant Accounting Policies, to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.
Portfolio Financing
Our primary sources of financing consist of Secured Debt, Unsecured Debt, and Securitizations, which are presented on the Consolidated Statements of Assets and Liabilities as Debt and secured borrowings. Refer to Note 8, Borrowings, to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding our financing. The following table details those sources of financing:

	Outstanding Principal Balance, as of
	March 31, 2024	December 31, 2023
Secured Debt
Credit Facility	$234,331	$260,356
Unsecured Debt
2024 Notes	190,000	190,000
2028 Notes	85,000	85,000
Securitizations
2015-1R Notes	425,926	449,200
Total	$935,257	$984,556
Weighted average interest rate	6.82%	6.95%
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
The Credit Facility consisted of the following as of March 31, 2024 and December 31, 2023:

	Total Facility	Borrowings Outstanding	Unused Portion(1)	Amount Available(2)	Weighted Average Interest Rate
March 31, 2024	$790,000	$234,331	$555,669	$264,960	7.17%
December 31, 2023	$790,000	$260,356	$529,644	$359,675	7.21%
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

The following table details the carrying value of our 2024 Notes and 2028 Notes as of March 31, 2024 and December 31, 2023:

	As of
	March 31, 2024	December 31, 2023
2024 Notes	$190,000	$190,000
2028 Notes	85,000	85,000
Total principal amount	$275,000	$275,000
Less: unamortized debt issuance costs	(3,247)	(3,434)
Effective interest rate swap hedge	35	985
Total carrying value	$271,788	$272,551
Weighted average interest rate	5.83%	5.84%
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
The following table summarizes the terms and principal amount of the 2015-1R Notes:

				As of
2015-1R Notes Tranche	Credit Rating	Reference Rate(1)	Spread / Fixed Interest Rate	March 31, 2024	December 31, 2023
Class A-1-1-R	AAA	SOFR	1.55%	$217,160	$234,800
Class A-1-2-R	AAA	SOFR	1.78%	46,244	50,000
Class A-1-3-R	AAA	Fixed Rate	4.56%	23,122	25,000
Class A-2-R		SOFR	2.20%	66,000	66,000
Class B	Single A	SOFR	3.15%	46,400	46,400
Class C	BBB-	SOFR	4.00%	27,000	27,000
Total Principal Amount				$425,926	$449,200
Less: unamortized debt issuance costs				(1,863)	(1,924)
Total Carrying Value				$424,063	$447,276
Weighted average interest rate				7.27%	7.49%
(1)Floating rate tranches bear interest at three-month SOFR plus a Term SOFR adjustment.
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
Since inception of Credit Fund and through March 31, 2024, we and Credit Partners each made capital contributions of $1 in members’ equity and $216,000 in subordinated loans to Credit Fund. On May 25, 2021, we and Credit Partners each received an aggregate return of capital on the subordinated loans of $23,000. The cost and fair value of our investment in Credit Fund was $193,001 and $180,648, respectively, as of March 31, 2024 and $193,001 and $181,960, respectively, as of December 31, 2023.
Our portion of the dividends declared by Credit Fund was $5,500 and $5,500 for the three months ended March 31, 2024 and 2023, respectively. As of both March 31, 2024 and December 31, 2023, our annualized dividend yield from Credit Fund was 11.4%.
Below is a summary of Credit Fund’s portfolio as of March 31, 2024 and December 31, 2023:

	As of
	March 31, 2024	December 31, 2023
Senior secured loans(1)	$738,811	$803,541
Weighted average yields of senior secured loans based on amortized cost(2)	11.2%	11.2%
Weighted average yields of senior secured loans based on fair value(2)	11.5%	11.6%
Number of portfolio companies in Credit Fund	36	38
Average amount per portfolio company(1)	$20,523	$21,146
Number of loans on non-accrual status	3	3
Fair value of loans on non-accrual status	$13,554	$13,263
Percentage of portfolio at floating interest rates(3)(4)	100.0%	100.0%
Fair value of loans with PIK provisions	$1,322	$36,481
Percentage of portfolio with PIK provisions(4)	0.2%	4.8%
(1)At par/principal amount.
(2)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of March 31, 2024 and December 31, 2023. Weighted average yield on debt at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount (“OID”) and market discount earned, divided by (b) total fair value included in such securities. Weighted average yield on debt at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned, divided by (b) total amortized cost included in such securities. Weighted average yields exclude investments on non-accrual status. Actual yields earned over the life of each investment could differ materially from the yields presented above.
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
Since inception of Credit Fund II and through March 31, 2024, we and CCLF made capital contributions of $78,096 and $12,709 in members’ equity, respectively, to Credit Fund II. The cost and fair value of our investment in Credit Fund II was $78,096 and $67,950, respectively, as of March 31, 2024 and $78,096 and $67,419, respectively, as of December 31, 2023. Our portion of the dividends declared by Credit Fund II was $2,776 and $2,776 for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024 and December 31, 2023, our annualized dividend yield from Credit Fund II was 14.2%.
Below is a summary of Credit Fund II’s portfolio as of March 31, 2024 and December 31, 2023:

	As of
	March 31, 2024	December 31, 2023
Senior secured loans(1)	$236,784	$255,486
Weighted average yields of senior secured loans based on amortized cost(2)	11.9%	12.0%
Weighted average yields of senior secured loans based on fair value(2)	12.2%	12.2%
Number of portfolio companies in Credit Fund II	33	36
Average amount per portfolio company(1)	$7,175	$7,097
Number of loans on non-accrual status	—	1
Fair value of loans on non-accrual status	$—	$—
Percentage of portfolio at floating interest rates(3)(4)	100.0%	97.9%
Percentage of portfolio at fixed interest rates(4)	—%	2.1%
Fair value of loans with PIK provisions	$20,292	$20,117
Percentage of portfolio with PIK provisions(4)	8.8%	8.5%
(1)At par/principal amount.
(2)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of March 31, 2024 and December 31, 2023. Weighted average yield on debt at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount (“OID”) and market discount earned, divided by (b) total fair value included in such securities. Weighted average yield on debt at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned, divided by (b) total amortized cost included in such securities. Weighted average yields exclude investments on non-accrual status. Actual yields earned over the life of each investment could differ materially from the yields presented above.
(3)Floating rate debt investments are generally subject to interest rate floors.
(4)Percentages based on fair value.

Consolidated Results of Operations
For the three months ended March 31, 2024 and December 31, 2023
The following table sets forth information regarding our consolidated results of operations for the three month periods ending March 31, 2024 and December 31, 2023, respectively:

	Three Months Ended		Change
	March 31, 2024	December 31, 2023	$
Investment income:
Interest income	$46,442	$45,886	$556
PIK income	5,507	6,170	(663)
Dividend income	8,276	8,276	—
Other income	1,782	2,353	(571)
Total investment income	62,007	62,685	(678)
Expenses:
Base management fees	6,888	7,014	(126)
Incentive fees	5,867	6,027	(160)
Professional fees	745	792	(47)
Administrative service fees	501	414	87
Interest expense and credit facility fees	17,863	18,335	(472)
Directors’ fees and expenses	151	111	40
Other general and administrative	713	465	248
Excise tax expense	830	412	418
Total expenses	33,558	33,570	(12)
Net investment income (loss)	28,449	29,115	(666)
Net realized gain (loss) and net change in unrealized appreciation (depreciation):
Net realized gain (loss) on investments	(19,186)	210	(19,396)
Net realized currency gain (loss) on non-investment assets and liabilities	640	(13)	653
Net change in unrealized appreciation (depreciation) on investments	18,332	3,395	14,937
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	1,029	(3,114)	4,143
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	815	478	337
Net increase (decrease) in net assets resulting from operations	$29,264	$29,593	$(329)
Investment Income
The decrease in investment income for the three months ended March 31, 2024 as compared to the three months ended December 31, 2023 was primarily driven by a decrease in average outstanding investment balance due to sales and repayments of our investments and a decrease in other income. As of March 31, 2024, the size of our portfolio decreased to $1,829,575 from $1,904,895 as of December 31, 2023, at amortized cost. As of March 31, 2024 and December 31, 2023, the weighted average yield of our total debt and income producing investments was 12.6% and 12.7%, respectively, based on amortized cost.
Interest income and PIK income on our first and second lien debt investments are dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of March 31, 2024 and December 31, 2023, one and four of our debt investments were on non-accrual status, respectively. Non-accrual investments had a fair value of $3,792 and $38,061, which represented approximately 0.2% and 2.1% of total investments at fair value as of March 31, 2024 and December 31, 2023, respectively. The remaining first and second lien debt investments were performing and current on their interest payments as of March 31, 2024 and December 31, 2023.
The decrease in other income for the three months ended March 31, 2024 as compared to the three months ended December 31, 2023 was primarily driven by a decrease in amendment and prepayment fees.

Expenses
The decrease in interest expense and credit facility fees was primarily driven by lower average borrowings outstanding on the Credit Facility during the three months ended March 31, 2024.
The decrease in base management fees was driven by lower average gross assets as a result of net repayments on our investments for the three months ended March 31, 2024 compared to the three months ended December 31, 2023.
The decrease in incentive fees was driven by lower pre-incentive fee net investment income for the three months ended March 31, 2024 compared to the three months ended December 31, 2023.
For the three months ended March 31, 2024, there were no accrued capital gains incentive fees based upon the cumulative net realized and unrealized appreciation (depreciation) as of March 31, 2024. The accrual for any capital gains incentive fee under accounting principles generally accepted in the United States (“U.S. GAAP”) in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. See Note 4, Related Party Transactions, to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on the incentive and base management fees.
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
Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation)
The amount of and number of investments with realized gain (loss) and change in unrealized appreciation (depreciation) for the three months ended March 31, 2024 and December 31, 2023 were as follows:

	Three Months Ended
	March 31, 2024	December 31, 2023
Realized gains on investments	$15,052	$243
Number of investments with realized gains	11	4
Realized losses on investments	$(34,238)	$(33)
Number of investments with realized losses	3	1
Change in unrealized appreciation on investments	$45,498	$13,463
Number of investments with unrealized appreciation	100	93
Change in unrealized depreciation on investments	$(27,166)	$(10,068)
Number of investments with unrealized depreciation	70	73
During the three months ended March 31, 2024, we recognized a realized loss after the write-off of our investment in American Physician Partners partially offset by a realized gain from the recapitalization of our investment in Dermatology Associates. The net change in unrealized appreciation (depreciation) for the three months ended March 31, 2024 was mainly driven by the reversal of prior period unrealized appreciation (depreciation) related to these two borrowers.
Net change in unrealized appreciation (depreciation) is driven by changes in other inputs utilized under our valuation methodology, including, but not limited to, enterprise value multiples, borrower leverage multiples and borrower ratings, and the impact of exits.

For the three months ended March 31, 2024 and March 31, 2023
The following table sets forth information regarding our consolidated results of operations for the three month periods ending March 31, 2024 and March 31, 2023:

	Three Months Ended		Change
	March 31, 2024	March 31, 2023	$
Investment income:
Interest income	$46,442	$44,948	$1,494
PIK income	5,507	4,188	1,319
Dividend income	8,276	8,276	—
Other income	1,782	963	819
Total investment income	62,007	58,375	3,632
Expenses:
Base management fees	6,888	7,236	(348)
Incentive fees	5,867	5,472	395
Professional fees	745	689	56
Administrative service fees	501	28	473
Interest expense and credit facility fees	17,863	17,281	582
Directors’ fees and expenses	151	123	28
Other general and administrative	713	453	260
Excise tax expense	830	523	307
Total expenses	33,558	31,805	1,753
Net investment income (loss)	28,449	26,570	1,879
Net realized gain (loss) and net change in unrealized appreciation (depreciation):
Net realized gain (loss) on investments	(19,186)	(13,315)	(5,871)
Net realized currency gain (loss) on non-investment assets and liabilities	640	(53)	693
Net change in unrealized appreciation (depreciation) on investments	18,332	16,015	2,317
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	1,029	(1,230)	2,259
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	815	1,417	(602)
Net increase (decrease) in net assets resulting from operations	$29,264	$27,987	$1,277
Investment Income
The increase in investment income for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 was primarily driven by an increase in interest income, PIK income and other income. As of March 31, 2024, the size of our portfolio decreased to $1,829,575 from $2,027,648 as of March 31, 2023, at amortized cost. As of March 31, 2024 and March 31, 2023, the weighted average yield of our total debt and income producing investments was 12.6% and 12.1%, respectively, based on amortized cost.
Interest income and PIK income on our first and second lien debt investments are dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of March 31, 2024 and March 31, 2023, one and three of our debt investments were on non-accrual status, respectively. Non-accrual investments had a fair value of $3,792 and $68,890, which represented approximately 0.2% and 3.5% of total investments at fair value as of March 31, 2024 and March 31, 2023, respectively. The remaining first and second lien debt investments were performing and current on their interest payments as of March 31, 2024 and March 31, 2023.
The increase in other income for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily driven by higher amendment fees.

Expenses
The increase in interest expense and credit facility fees for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 was primarily driven by higher weighted average interest rates due to higher benchmark rates, partially offset by a lower average principal balance during the three months ended March 31, 2024.
The increase in incentive fees was driven by higher pre-incentive fee net investment income for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.
The decrease in base management fees for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was driven by lower average gross assets as a result of net repayments on our investments.
For the three months ended March 31, 2024, there were no accrued capital gains incentive fees based upon the cumulative net realized and unrealized appreciation (depreciation) as of March 31, 2024. The accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. See Note 4, Related Party Transactions, to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on the incentive and base management fees.
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
Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation)
The amount of and number of investments with realized gain (loss) and changes in unrealized appreciation (depreciation) for the three months ended March 31, 2024 and March 31, 2023 were as follows:

	Three Months Ended
	March 31, 2024	March 31, 2023
Realized gains on investments	$15,052	$238
Number of investments with realized gains	11	4
Realized losses on investments	$(34,238)	$(13,553)
Number of investments with realized losses	3	5
Change in unrealized appreciation on investments	$45,498	$34,772
Number of investments with unrealized appreciation	100	107
Change in unrealized depreciation on investments	$(27,166)	$(18,757)
Number of investments with unrealized depreciation	70	61
During the three months ended March 31, 2024, we recognized a realized loss after the write-off of our investment in American Physician Partners partially offset by a realized gain from the recapitalization of our investment in Dermatology Associates. The net change in unrealized appreciation (depreciation) for the three months ended March 31, 2024 was mainly driven by the reversal of prior period unrealized appreciation (depreciation) related to these two borrowers.
Net change in unrealized appreciation (depreciation) is driven by changes in other inputs utilized under our valuation methodology, including, but not limited to, enterprise value multiples, borrower leverage multiples and borrower ratings, and the impact of exits.
Financial Condition, Liquidity and Capital Resources
Capitalization
We have capitalized our business to date primarily through the issuance and sale of our common stock, asset-level financing, and the issuance of unsecured senior debt. As of March 31, 2024, we had $935,257 of outstanding consolidated indebtedness under the Credit Facility, the 2015-1R Notes and the Senior Notes as previously discussed within Portfolio and

Investment Activity - Portfolio Financing. As of March 31, 2024, we had $334,881 of liquidity that can be used to satisfy our short-term cash requirements and working capital for our business. Refer to Note 8, Borrowings, to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding our financing.
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
The Preferred Stock is convertible, in whole or in part, at the option of the holder of the Preferred Stock into the number of shares of common stock equal to the Liquidation Preference plus any accumulated but unpaid dividends, divided by an initial conversion price of $9.50, subject to certain adjustments to prevent dilution as set forth in the Company's articles supplementary (the “Articles Supplementary”). The conversion price as of March 31, 2024 was $9.03. Effective as of May 5, 2023, the Company, with the approval of the Board of Directors, including a majority of the Independent Directors, has the option to redeem all of the Preferred Stock for cash consideration equal to the Liquidation Preference plus any accumulated but unpaid dividends. The holders of the Preferred Stock have the right to convert all or a portion of their shares of Preferred Stock prior to the date fixed for such redemption. Effective as of May 5, 2027, the holders of the Preferred Stock have the option to require the Company to redeem any or all of the then-outstanding Preferred Stock upon 90 days’ notice. The form of consideration used in any such redemption is at the option of the Board of Directors, including a majority of the Independent Directors, and may be cash consideration equal to the Liquidation Preference plus any accumulated but unpaid dividends, or shares of common stock. Holders also have the right to redeem the Preferred Stock upon a Change in Control (as defined in the Articles Supplementary).
The following table presents our certain capitalization ratios:

	March 31, 2024	December 31, 2023
Net Financial Leverage	0.95x	1.02x
Statutory Debt to Equity	1.13x	1.19x
Sources of Liquidity
Our primary sources of liquidity include cash and cash equivalents and available borrowings under our Credit Facility.

	March 31, 2024	December 31, 2023
Cash, cash equivalents and restricted cash	$69,921	$60,447
Available borrowings under Credit Facility	264,960	359,675
Total Liquidity	$334,881	$420,122
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
Contractual Obligations and Contingencies
In the ordinary course of our business, we enter into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in these unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q as of March 31, 2024 and December 31, 2023 in this Quarterly Report on Form 10-Q for any such exposure.
We have in the past, currently are and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments. We had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of March 31, 2024 and December 31, 2023:

	Par / Principal Amount as of
	March 31, 2024	December 31, 2023
Unfunded delayed draw commitments	$67,946	$68,017
Unfunded revolving commitments	70,712	66,392
Total unfunded commitments	$138,658	$134,409
Pursuant to an undertaking by us in connection with the 2015-1 Debt Securitization, we agreed to hold on an ongoing basis the 2015-1 Issuer Preferred Interests with an aggregate dollar purchase price at least equal to 5% of the aggregate outstanding amount of all collateral obligations by the 2015-1 Issuer for so long as any securities of the 2015-1 Issuer remains outstanding. As of March 31, 2024 and December 31, 2023, we were in compliance with this undertaking.
Cash Flows
The following table details the net change in our cash and cash equivalents:

For the three months ended
March 31, 2024
Cash flows provided by (used in) operating activities	$81,005
Cash flows provided by (used in) financing activities	(71,531)
Net increase (decrease) in cash, cash equivalents and restricted cash	$9,474
During the three months ended March 31, 2024, we paid $66,911 related to cost of investments purchased and received $132,614 in repayments on our investments. During the three months ended March 31, 2024, we had net repayments of $25,000 on the Credit Facility and repaid $23,274 of principal on the 2015-1R Notes.
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
As of March 31, 2024 and December 31, 2023, the Company had total senior securities of $985,257 and $1,034,556, respectively, consisting of secured borrowings under the Credit Facility, the Senior Notes, the 2015-1R Notes and the Preferred

Stock, and had asset coverage ratios of 188.0% and 183.4%, respectively. For the purposes of the asset coverage ratio, the Preferred Stock is classified as a senior security.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
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
Interest Rate Risk
As of March 31, 2024, on a fair value basis, approximately 100.0% of our debt investments bear interest at a floating rate, which primarily are subject to interest rate floors. The Credit Facility and 2015-1 Notes are also subject to floating interest rates and are primarily paid based on floating SOFR rates. The 2028 Notes, which bear a fixed rate, are hedged by entering into fixed to floating interest rate swaps, in order to align the interest rates of our liabilities in our investment portfolio. The 2024 Notes bear a fixed rate.
Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our income in the future.
The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. These hypothetical interest income calculations are based on a model of the settled debt investments in our portfolio, excluding structured finance obligations and our investments in Credit Fund and Credit Fund II, held as of March 31, 2024 and December 31, 2023, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. Interest expense is calculated based on outstanding secured borrowings and notes payable as of March 31, 2024 and December 31, 2023 and based on the terms of our Credit Facility and notes payable. Interest expense on our Credit Facility and notes payable is calculated using the stated interest rate as of March 31, 2024 and December 31, 2023, adjusted for the hypothetical changes in rates, as shown below. We intend to continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may significantly impact our net interest income.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.
Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2024 and December 31, 2023, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled debt investments (considering interest rate floors for variable rate instruments), excluding our investments in Credit Fund and Credit

Fund II, and outstanding secured borrowings and notes payable assuming no changes in our investment and borrowing structure:

	As of March 31, 2024			As of December 31, 2023
Basis Point Change	Interest Income	Interest Expense	Net Investment Income	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$44,159	$(21,667)	$22,492	$44,769	$(23,087)	$21,682
Up 200 basis points	$29,439	$(14,445)	$14,994	$29,846	$(15,391)	$14,455
Up 100 basis points	$14,720	$(7,222)	$7,498	$14,923	$(7,696)	$7,227
Down 100 basis points	$(14,720)	$7,222	$(7,498)	$(14,923)	$7,696	$(7,227)
Down 200 basis points	$(29,439)	$14,445	$(14,994)	$(29,846)	$15,391	$(14,455)
Down 300 basis points	$(44,135)	$21,667	$(22,468)	$(44,740)	$23,087	$(21,653)
Item 4. Controls and Procedures
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
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
The Company may become party to certain lawsuits in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. The Company is not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against the Company. See also Note 12, Litigation, to the unaudited consolidated financial statements in Part I, Item 1 of this Form 10-Q.
Item 1A. Risk Factors
In addition to the other information set forth within this Form 10-Q, consideration should be given to the information disclosed in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any equity securities during the period covered in this report that were not registered under the Securities Act of 1933, as amended.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information regarding purchases of our common stock made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the three months ended March 31, 2024 for the periods indicated.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)(2)	Maximum (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2024 through January 31, 2024	—	$—	—	$42,263
February 1, 2024 through February 29, 2024	—	—	—	$42,263
March 1, 2024 through March 31, 2024	—	—	—	$42,263
Total	—		—
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
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
    During the three months ended March 31, 2024, no director or Section 16 officer of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

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

CARLYLE SECURED LENDING, INC.

Dated: May 7, 2024	By	/s/ Thomas M. Hennigan
Thomas M. Hennigan Chief Financial Officer (principal financial officer)