Form 10-Q
period 2024-06-30
Carlyle Secured Lending, Inc.
filed 2024-08-05
CIK 1544206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding at August 2, 2024 was 50,848,458.

CARLYLE SECURED LENDING, INC.

CARLYLE SECURED LENDING, INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(amounts in thousands, except share and per share data)

	June 30, 2024	December 31, 2023
ASSETS	(unaudited)
Investments, at fair value
Investments—non-controlled/non-affiliated, at fair value (amortized cost of $1,445,263 and $1,586,761, respectively)	$1,411,590	$1,539,120
Investments—non-controlled/affiliated, at fair value (amortized cost of $66,859 and $47,037, respectively)	66,492	53,382
Investments—controlled/affiliated, at fair value (amortized cost of $271,097 and $271,097, respectively)	247,968	249,379
Total investments, at fair value (amortized cost of $1,783,219 and $1,904,895, respectively)	1,726,050	1,841,881
Cash, cash equivalents and restricted cash	92,222	60,447
Receivable for investments sold	9,644	36
Interest and dividend receivable	32,371	33,725
Prepaid expenses and other assets	6,343	6,489
Total assets	$1,866,630	$1,942,578
LIABILITIES
Debt and secured borrowings (Note 8)	$906,088	$980,183
Interest and credit facility fees payable (Note 8)	10,027	8,591
Dividend payable (Note 10)	23,845	22,321
Base management and incentive fees payable (Note 4)	12,201	13,067
Administrative service fees payable (Note 4)	740	2,991
Other accrued expenses and liabilities	2,912	2,613
Total liabilities	955,813	1,029,766
Commitments and contingencies (Notes 9 and 12)
NET ASSETS
Cumulative convertible preferred stock, $0.01 par value; 2,000,000 shares issued and outstanding as of June 30, 2024 and December 31, 2023	50,000	50,000
Common stock, $0.01 par value; 198,000,000 shares authorized; 50,794,941 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	508	508
Paid-in capital in excess of par value	1,015,681	1,015,681
Offering costs	(1,633)	(1,633)
Total distributable earnings (loss)	(153,739)	(151,744)
Total net assets	$910,817	$912,812
NET ASSETS PER COMMON SHARE	$16.95	$16.99
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARLYLE SECURED LENDING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except share and per share data) (unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$42,183	$44,660	$84,948	$87,914
PIK income	5,069	4,495	10,576	8,683
Other income	771	917	2,551	1,878
Total investment income from non-controlled/non-affiliated investments	48,023	50,072	98,075	98,475
From non-controlled/affiliated investments:
Interest income	766	1,494	4,443	3,188
PIK income	692	221	692	221
Other income	2	2	4	4
Total investment income from non-controlled/affiliated investments	1,460	1,717	5,139	3,413
From controlled/affiliated investments:
Dividend income	8,781	8,276	17,057	16,552
Total investment income from controlled/affiliated investments	8,781	8,276	17,057	16,552
Total investment income	58,264	60,065	120,271	118,440
Expenses:
Base management fees (Note 4)	6,677	7,185	13,565	14,421
Incentive fees (Note 4)	5,524	5,593	11,391	11,065
Professional fees	728	523	1,473	1,212
Administrative service fees (Note 4)	312	469	813	497
Interest expense and credit facility fees (Note 8)	16,616	17,873	34,479	35,154
Directors’ fees and expenses	159	107	310	230
Other general and administrative	398	490	1,111	943
Total expenses	30,414	32,240	63,142	63,522
Net investment income (loss) before taxes	27,850	27,825	57,129	54,918
Excise tax expense	977	650	1,807	1,173
Net investment income (loss)	26,873	27,175	55,322	53,745
Net realized gain (loss) and net change in unrealized appreciation (depreciation):
Net realized gain (loss) on investments:
Non-controlled/non-affiliated investments	4,198	(7,991)	(19,001)	(21,494)
Non-controlled/affiliated investments	—	—	4,013	—
Controlled/affiliated investments	—	—	—	188
Net realized currency gain (loss) on non-investment assets and liabilities	43	45	683	(8)
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliated investments	(13,458)	(7,826)	13,968	5,080
Non-controlled/affiliated investments	1,601	320	(6,712)	5,296
Controlled/affiliated investments	(630)	(5,135)	(1,411)	(7,002)
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	119	(1,875)	1,148	(3,105)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	(8,127)	(22,462)	(7,312)	(21,045)
Net increase (decrease) in net assets resulting from operations	18,746	4,713	48,010	32,700
Preferred stock dividend	875	875	1,750	1,750
Net increase (decrease) in net assets resulting from operations attributable to Common Stockholders	$17,871	$3,838	$46,260	$30,950

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Basic and diluted earnings per common share (Note 10)
Basic	$0.35	$0.08	$0.91	$0.61
Diluted	$0.33	$0.08	$0.85	$0.58
Weighted-average shares of common stock outstanding (Note 10)
Basic	50,794,941	50,794,941	50,794,941	50,840,753
Diluted	56,365,822	50,794,941	56,365,822	56,273,633
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARLYLE SECURED LENDING, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(amounts in thousands) (unaudited)

	Six months ended June 30,
	2024	2023
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$55,322	$53,745
Net realized gain (loss) on investments and non-investment assets and liabilities	(14,305)	(21,314)
Net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	6,993	269
Net increase (decrease) in net assets resulting from operations	48,010	32,700
Capital transactions:
Repurchase of common stock	—	(3,993)
Dividends declared on preferred and common stock (Note 10)	(50,005)	(46,449)
Net increase (decrease) in net assets resulting from capital transactions	(50,005)	(50,442)
Net increase (decrease) in net assets	(1,995)	(17,742)
Net assets at beginning of period	912,812	917,423
Net assets at end of period	$910,817	$899,681
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARLYLE SECURED LENDING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands) (unaudited)

	Six months ended June 30,
	2024	2023
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$48,010	$32,700
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	1,018	588
Net accretion of discount on investments	(6,130)	(3,784)
Paid-in-kind interest	(12,017)	(9,584)
Net realized (gain) loss on investments	14,988	21,306
Net realized currency (gain) loss on non-investment assets and liabilities	(683)	8
Net change in unrealized (appreciation) depreciation on investments	(5,845)	(3,374)
Net change in unrealized currency (gain) loss on non-investment assets and liabilities	(1,148)	3,105
Net unrealized gain (loss) on derivative instruments	(1,231)	—
Cost of investments purchased and change in payable for investments purchased	(142,537)	(92,471)
Proceeds from sales and repayments of investments and change in receivable for investments sold	258,427	171,245
Changes in operating assets:
Interest and dividend receivable	1,354	(680)
Prepaid expenses and other assets	(323)	(560)
Changes in operating liabilities:
Interest and credit facility fees payable	1,436	348
Base management and incentive fees payable	(866)	123
Administrative service fees payable	(2,251)	(272)
Other accrued expenses and liabilities	299	(1,137)
Net cash provided by (used in) operating activities	152,501	117,561
Cash flows from financing activities:
Repurchase of common stock	—	(3,993)
Borrowings on Credit Facility	116,058	74,792
Repayments of Credit Facility	(139,000)	(118,141)
Repayments of 2015-1R Notes	(49,216)	—
Debt issuance costs paid	(87)	—
Dividends paid in cash	(48,481)	(46,575)
Net cash provided by (used in) financing activities	(120,726)	(93,917)
Net increase (decrease) in cash, cash equivalents and restricted cash	31,775	23,644
Cash, cash equivalents and restricted cash, beginning of period	60,447	30,506
Cash, cash equivalents and restricted cash, end of period	$92,222	$54,150
Supplemental disclosures:
Interest and credit facility fees paid during the period	$32,064	$33,954
Taxes, including excise tax, paid during the period	$2,432	$1,839
Dividends declared on preferred and common stock during the period	$50,005	$46,449
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2024
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (68.2% of fair value)
ADPD Holdings, LLC	^*	(2)(3)(11)(15)	Consumer Services	SOFR	6.00%	11.51%	8/16/2022	8/15/2028	$10,461	$10,232	$8,935	0.98%
Advanced Web Technologies Holding Company	^*	(2)(3)(11)(15)	Containers, Packaging & Glass	SOFR	6.00%	11.42%	12/17/2020	12/17/2026	9,274	9,179	9,374	1.03
Advanced Web Technologies Holding Company	^	(2)(3)(11)	Containers, Packaging & Glass	SOFR	6.50%	11.85%	6/2/2023	12/17/2026	638	624	645	0.07
Advanced Web Technologies Holding Company	^*	(2)(3)(11)	Containers, Packaging & Glass	SOFR	6.25%	11.74%	12/16/2021	12/17/2026	1,585	1,568	1,600	0.18
AI Grace AUS Bidco Pty LTD (Australia)	^	(2)(3)(7)	Consumer Goods: Non-Durable	SOFR	6.50%	11.84%	12/5/2023	12/5/2029	2,286	2,222	2,251	0.25
Allied Benefit Systems Intermediate LLC	^	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	5.25%	10.59%	10/31/2023	10/31/2030	—	(22)	32	0.00
Alpine Acquisition Corp II	^*	(2)(3)(11)(15)	Transportation: Cargo	SOFR	6.00%	11.43%	4/19/2022	11/30/2026	10,265	10,110	9,322	1.02
Apex Companies Holdings, LLC	^*	(2)(3)	Environmental Industries	SOFR	6.25%	11.58%	1/31/2023	1/31/2028	12,315	12,054	12,409	1.36
Apex Companies Holdings, LLC	^	(2)(3)(15)	Environmental Industries	SOFR	5.75%	11.10%	3/14/2024	1/31/2028	2,944	2,798	2,896	0.32
Applied Technical Services, LLC	^	(2)(3)(11)	Business Services	SOFR	6.00%	11.48%	9/18/2023	12/29/2026	476	470	476	0.05
Applied Technical Services, LLC	^	(2)(3)(11)(15)	Business Services	SOFR	5.75%	11.21%	12/29/2020	12/29/2026	1,230	1,204	1,221	0.13
Appriss Health, LLC	^	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	7.00%	12.48%	5/6/2021	5/6/2027	36,852	36,402	36,326	3.99
Ardonagh Midco 3 PLC (United Kingdom)	^	(2)(3)(7)(15)	Diversified Financial Services	SOFR	4.75%	10.04%	3/1/2024	2/15/2031	366	361	360	0.04
Ascend Buyer, LLC	^*	(2)(3)(11)(15)	Containers, Packaging & Glass	SOFR	5.75%	11.23%	9/30/2021	9/30/2028	3,797	3,737	3,767	0.41
Associations, Inc.	^	(2)(3)(11)(15)	Construction & Building	SOFR	6.50%	12.09%	5/3/2024	7/2/2028	13,138	13,124	13,124	1.44
Associations, Inc.	^	(2)(3)(11)(15)	Construction & Building	SOFR	6.50%	11.82%	5/3/2024	7/2/2028	—	(1)	(1)	(0.00)
Athlete Buyer, LLC	^	(2)(3)(11)(15)	Construction & Building	SOFR	6.50%	11.93%	3/29/2024	4/26/2029	6,249	5,963	5,924	0.65
Atlas US Finco, Inc.	^	(2)(3)(7)(15)	High Tech Industries	SOFR	5.75%	11.08%	12/15/2022	12/12/2029	2,890	2,811	2,916	0.32
Atlas US Finco, Inc.	^	(2)(3)(7)	High Tech Industries	SOFR	5.75%	11.08%	12/18/2023	12/10/2029	1,338	1,313	1,322	0.15
Aurora Lux FinCo S.Á.R.L. (Luxembourg)	^*	(2)(3)(7)(11)	Software	SOFR	3.00%, 4.00% PIK	12.34%	12/24/2019	12/24/2026	32,965	32,628	31,409	3.45
Avalara, Inc.	^	(2)(3)(15)	Diversified Financial Services	SOFR	7.25%	12.58%	10/19/2022	10/19/2028	22,500	22,019	22,872	2.51
Azurite Intermediate Holdings, Inc.	^	(2)(3)(15)	Software	SOFR	6.50%	11.84%	3/19/2024	3/19/2031	2,683	2,625	2,654	0.29
Barnes & Noble, Inc.	^	(2)(3)(10)(11)	Retail	SOFR	8.31%	13.75%	8/7/2019	12/20/2026	20,856	20,454	20,887	2.29
Bayside OPCP, LLC	^	(2)(3)(11)	Healthcare & Pharmaceuticals	SOFR	7.25%	12.73%	5/31/2023	5/31/2026	4,928	4,928	4,928	0.54
Bayside OPCP, LLC	^	(2)(3)(11)	Healthcare & Pharmaceuticals	SOFR	7.25%	12.73%	5/31/2023	5/31/2026	13,932	13,932	13,932	1.53
Bayside OPCP, LLC	^	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	7.00%	12.32%	5/31/2023	5/31/2026	—	—	—	—
Big Bus Tours Group Limited (United Kingdom)	^	(2)(7)(15)	Leisure Products & Services	SOFR	8.25%	13.57%	6/4/2024	6/4/2031	—	(41)	(41)	(0.00)
Big Bus Tours Group Limited (United Kingdom)	^	(2)(7)	Leisure Products & Services	EURIBOR	8.25%	12.00%	6/4/2024	6/4/2031	€4,955	5,231	5,147	0.57

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2024
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Big Bus Tours Group Limited (United Kingdom)	^	(2)(7)	Leisure Products & Services	SOFR	8.25%	13.56%	6/4/2024	6/4/2031	$8,012	$7,774	$7,772	0.85%
BlueCat Networks, Inc. (Canada)	^	(2)(3)(7)(15)	High Tech Industries	SOFR	4.00%, 2.00% PIK	11.33%	8/8/2022	8/8/2028	3,712	3,656	3,714	0.41
BMS Holdings III Corp.	^	(2)(3)(11)	Construction & Building	SOFR	5.50%	10.97%	9/30/2019	9/30/2026	4,759	4,714	4,574	0.50
Bradyifs Holdings, LLC	^	(2)(3)(15)	Wholesale	SOFR	6.00%	11.33%	10/31/2023	10/31/2029	8,898	8,715	8,867	0.97
CD&R Madison Parent Ltd (United Kingdom)	^	(2)(7)	Business Services	EURIBOR	6.00%, 2.00% PIK	11.79%	2/27/2023	2/27/2030	€615	635	672	0.07
CD&R Madison Parent Ltd (United Kingdom)	^	(2)(7)(15)	Business Services	SONIA	6.50%, 2.00% PIK	13.70%	2/27/2023	2/27/2030	£1,337	1,563	1,727	0.19
Celerion Buyer, Inc.	^*	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	5.50%	10.84%	11/3/2022	11/3/2029	3,105	3,025	3,143	0.35
Chartis Holding, LLC	^*	(2)(3)(15)	Business Services	SOFR	5.75%	11.22%	5/1/2019	11/1/2027	8,956	8,770	8,944	0.98
Chemical Computing Group ULC (Canada)	^*	(2)(3)(7)(11)(15)	Software	SOFR	4.50%	9.94%	8/30/2018	8/30/2025	383	383	383	0.04
CircusTrix Holdings, LLC	^*	(2)(3)(15)	Leisure Products & Services	SOFR	6.50%	11.84%	7/18/2023	7/14/2028	13,776	13,462	14,076	1.55
Comar Holding Company, LLC	^*	(2)(3)(11)	Containers, Packaging & Glass	SOFR	2.00%, 4.75% PIK	12.09%	6/18/2018	6/18/2026	30,003	29,968	26,876	2.95
CoreWeave Compute Acquisition Co. II, LLC	^	(2)(3)	High Tech Industries	SOFR	9.62%	14.95%	7/30/2023	7/30/2028	2,007	1,977	1,982	0.22
CoreWeave Compute Acquisition Co. IV, LLC	^	(2)(15)	High Tech Industries	SOFR	6.00%	11.34%	5/22/2024	5/22/2029	941	500	491	0.05
Cority Software Inc. (Canada)	^*	(2)(3)(7)(15)	Software	SOFR	5.00%	10.30%	7/2/2019	7/2/2026	10,249	10,169	10,249	1.13
Cority Software Inc. (Canada)	^	(2)(3)(7)	Software	SOFR	7.00%	12.30%	9/3/2020	7/2/2026	544	538	544	0.06
Coupa Holdings, LLC	^	(2)(3)(15)	Software	SOFR	5.50%	10.83%	2/27/2023	2/28/2030	8,638	8,423	8,604	0.94
CST Holding Company	^*	(2)(3)(11)(15)	Consumer Goods: Non-Durable	SOFR	5.00%	10.44%	11/1/2022	11/1/2028	4,957	4,831	5,064	0.56
DCA Investment Holding LLC	^*	(2)(3)	Healthcare & Pharmaceuticals	SOFR	6.41%	11.74%	3/11/2021	4/3/2028	14,224	14,114	13,999	1.54
Denali Midco 2, LLC	^*	(2)(3)(11)	Consumer Services	SOFR	6.50%	11.94%	9/15/2022	12/22/2027	9,851	9,639	9,851	1.08
Diligent Corporation	^	(2)(3)	Telecommunications	SOFR	5.00%	10.34%	8/4/2020	8/4/2030	636	626	631	0.07
Dwyer Instruments, Inc.	^*	(2)(3)(11)(15)	Capital Equipment	SOFR	5.75%	11.18%	7/21/2021	7/21/2027	3,771	3,720	3,771	0.41
Eliassen Group, LLC	^*	(2)(3)	Business Services	SOFR	5.75%	11.08%	4/14/2022	4/14/2028	2,194	2,172	2,173	0.24
Ellkay, LLC	^*	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	5.50%, 2.00% PIK	12.97%	9/14/2021	9/14/2027	13,960	13,782	12,104	1.33
Emergency Communications Network, LLC	^*	(2)(3)(8)	Telecommunications	SOFR	2.50%, 7.25% PIK	15.07%	6/1/2017	7/12/2024	29,357	28,660	17,532	1.92
Essential Services Holding Corporation	^	(2)(3)(15)	Consumer Services	SOFR	5.00%	10.33%	6/17/2024	6/17/2031	758	749	749	0.08
EvolveIP, LLC	^*	(2)(3)(11)	Telecommunications	SOFR	1.00%, 4.50% PIK	10.98%	11/26/2019	6/7/2025	6,341	6,341	6,152	0.68
Excel Fitness Holdings, Inc.	^	(2)(3)(15)	Leisure Products & Services	SOFR	5.50%	10.88%	5/13/2024	4/29/2029	—	(25)	(19)	(0.00)

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2024
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Excel Fitness Holdings, Inc.	^*	(2)(3)(11)(15)	Leisure Products & Services	SOFR	5.25%	10.73%	4/29/2022	4/29/2029	$6,141	$6,036	$5,999	0.66%
Excelitas Technologies Corp.	^	(2)(3)(15)	Capital Equipment	SOFR	5.25%	10.58%	8/12/2022	8/12/2029	2,512	2,467	2,489	0.27
Excelitas Technologies Corp.	^	(2)	Capital Equipment	EURIBOR	5.25%	8.97%	8/12/2022	8/12/2029	€1,256	1,269	1,342	0.15
FPG Intermediate Holdco, LLC	^	(2)(3)(11)	Consumer Services	SOFR	2.75%, 4.00% PIK	12.10%	8/5/2022	3/5/2027	368	363	337	0.04
Greenhouse Software, Inc.	^	(2)(3)(15)	Software	SOFR	6.25%	11.58%	3/1/2021	9/1/2028	32,796	32,218	32,801	3.59
GS AcquisitionCo, Inc.	^	(2)(3)(15)	Software	SOFR	5.25%	10.58%	3/26/2024	5/25/2028	1,031	1,027	1,030	0.11
Guidehouse LLP	^	(2)(3)	Sovereign & Public Finance	SOFR	3.75%, 2.00% PIK	11.09%	9/30/2022	12/16/2030	80	78	81	0.01
Hadrian Acquisition Limited (United Kingdom)	^	(2)(3)(7)(10)	Diversified Financial Services	SONIA	5.17%, 3.21% PIK	13.58%	2/28/2022	2/28/2029	£15,433	20,141	19,508	2.13
Hadrian Acquisition Limited (United Kingdom)	^	(2)(3)(7)(10)	Diversified Financial Services	SONIA	5.17%, 3.21% PIK	13.58%	2/28/2022	2/28/2029	£5,859	7,671	7,406	0.81
Harbour Benefit Holdings, Inc.	^*	(2)(3)(11)(15)	Business Services	SOFR	5.00%	10.48%	12/13/2017	12/13/2024	3,350	3,345	3,328	0.37
Heartland Home Services, Inc.	^*	(2)(3)(11)	Consumer Services	SOFR	5.75%	11.18%	2/10/2022	12/15/2026	10,171	10,116	9,660	1.06
Heartland Home Services, Inc.	^*	(2)(3)(11)(15)	Consumer Services	SOFR	6.00%	11.36%	12/15/2020	12/15/2026	7,080	7,039	6,733	0.74
Hercules Borrower LLC	^*	(2)(3)(11)(15)	Environmental Industries	SOFR	6.25%	11.68%	12/14/2020	12/14/2026	17,988	17,724	17,988	1.97
Hoosier Intermediate, LLC	^*	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	5.00%	10.47%	11/15/2021	11/15/2028	9,759	9,595	9,759	1.07
HS Spa Holdings Inc.	^	(2)(3)(15)	Consumer Services	SOFR	5.25%	10.60%	6/2/2022	6/2/2029	287	271	288	0.03
HS Spa Holdings Inc.	^	(2)(3)(15)	Consumer Services	SOFR	5.25%	10.57%	3/12/2024	6/2/2029	—	(6)	—	—
Icefall Parent, Inc.	^	(2)(3)(15)	Software	SOFR	6.50%	11.83%	1/26/2024	1/26/2030	7,811	7,649	7,709	0.85
iCIMS, Inc.	^	(2)(3)(15)	Software	SOFR	7.25%	12.58%	8/18/2022	8/18/2028	27,335	26,998	27,336	3.00
iCIMS, Inc.	^	(2)(3)(15)	Software	SOFR	6.75%	12.07%	8/18/2022	8/18/2028	—	—	—	—
Infront Luxembourg Finance S.À R.L. (Luxembourg)	^	(2)(7)	Leisure Products & Services	EURIBOR	10.00%	13.79%	5/28/2021	5/28/2027	€8,250	9,866	8,835	0.97
IQN Holding Corp.	^	(2)(3)(15)	Business Services	SOFR	5.25%	10.60%	5/2/2022	5/2/2029	6,927	6,872	6,927	0.76
iRobot Corporation	^	(2)(3)(7)(11)	Consumer Goods: Durable	SOFR	6.50%, 2.50% PIK	14.45%	7/25/2023	7/31/2026	4,348	4,348	4,163	0.46
Jeg's Automotive, LLC	^*	(2)(3)(8)(11)	Auto Aftermarket & Services	SOFR	6.00%	11.32%	12/22/2021	12/22/2027	20,442	20,162	12,000	1.32
Kaseya, Inc.	^	(2)(3)(15)	High Tech Industries	SOFR	5.50%	10.83%	6/23/2022	6/23/2029	36,857	36,263	36,857	4.05
Lifelong Learner Holdings, LLC	^*	(2)(3)(11)(15)	Business Services	SOFR	5.75%	11.23%	10/18/2019	10/18/2025	4,073	4,041	3,782	0.42
LinQuest Corporation	*	(2)(3)(11)	Aerospace & Defense	SOFR	5.75%	11.18%	7/28/2021	7/28/2028	9,725	9,598	9,690	1.06
LVF Holdings, Inc.	^*	(2)(3)(11)(15)	Beverage & Food	SOFR	5.75%	11.23%	6/10/2021	6/10/2027	18,871	18,631	18,866	2.07
Material Holdings, LLC	^*	(2)(3)(11)(15)	Business Services	SOFR	6.00%	11.33%	8/19/2021	8/19/2027	6,940	6,940	6,940	0.76
Material Holdings, LLC	^*	(2)(3)(8)(11)	Business Services	SOFR	6.00%	11.32%	8/19/2021	8/19/2027	1,688	677	677	0.07
Maverick Acquisition, Inc.	^*	(2)(3)(11)	Aerospace & Defense	SOFR	6.25%	11.58%	6/1/2021	6/1/2027	35,082	34,695	29,120	3.20
Medical Manufacturing Technologies, LLC	^*	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	5.75%	11.24%	12/23/2021	12/23/2027	20,250	19,977	19,999	2.20

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2024
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
NEFCO Holding Company LLC	^*	(2)(3)(11)(15)	Construction & Building	SOFR	6.50%	12.00%	8/5/2022	8/5/2028	$6,789	$6,683	$6,789	0.75%
NEFCO Holding Company LLC	^	(2)(3)(11)(15)	Construction & Building	SOFR	6.50%	11.99%	12/1/2023	8/5/2028	3,575	3,450	3,699	0.41
NMI AcquisitionCo, Inc.	^*	(2)(3)(11)(15)	High Tech Industries	SOFR	5.25%	10.69%	9/6/2017	9/6/2028	37,917	37,892	37,807	4.15
North Haven Fairway Buyer, LLC	^*	(2)(3)	Consumer Services	SOFR	6.50%	11.83%	5/17/2022	5/17/2028	17,111	16,868	17,282	1.90
North Haven Fairway Buyer, LLC	^	(2)(3)(15)	Consumer Services	SOFR	5.25%	10.57%	6/26/2024	5/17/2028	—	(190)	(190)	(0.02)
North Haven Stallone Buyer, LLC	^	(2)(3)	Consumer Services	SOFR	5.75%	11.34%	10/11/2022	5/24/2027	198	195	195	0.02
North Haven Stallone Buyer, LLC	^	(2)(3)(11)(15)	Consumer Services	SOFR	6.00%	11.57%	11/3/2023	5/24/2027	3,410	3,315	3,357	0.37
Oak Purchaser, Inc.	^	(2)(3)(15)	Business Services	SOFR	5.50%	10.83%	4/28/2022	4/28/2028	7,475	7,419	7,345	0.81
Oak Purchaser, Inc.	^	(2)(3)(15)	Business Services	SOFR	5.50%	10.83%	2/1/2024	4/28/2028	836	792	793	0.09
Oranje Holdco, Inc.	^	(2)(3)(15)	Business Services	SOFR	7.50%	12.83%	2/1/2023	2/1/2029	8,052	7,867	8,144	0.89
Oranje Holdco, Inc.	^	(2)(3)	Business Services	SOFR	7.25%	12.59%	6/26/2024	2/1/2029	3,374	3,307	3,306	0.36
Park County Holdings, LLC	^	(2)(3)(10)	Media: Advertising, Printing & Publishing	SOFR	7.28%	12.62%	11/29/2023	11/29/2029	28,759	28,210	28,471	3.13
PDI TA Holdings, Inc	^	(2)(3)(15)	Software	SOFR	5.25%	10.58%	2/1/2024	2/1/2031	458	452	452	0.05
Performance Health Holdings, Inc.	*	(2)(3)(11)	Healthcare & Pharmaceuticals	SOFR	5.75%	11.11%	7/12/2021	7/12/2027	6,444	6,370	6,444	0.71
Pestco Intermediate, LLC	^	(2)(3)(11)(15)	Environmental Industries	SOFR	6.00%	11.48%	2/6/2023	2/17/2028	4,015	3,893	4,090	0.45
PF Atlantic Holdco 2, LLC	^	(2)(3)(11)(15)	Leisure Products & Services	SOFR	5.50%	10.99%	11/12/2021	11/12/2027	11,518	11,347	11,433	1.26
PF Growth Partners, LLC	*	(2)(3)(11)	Leisure Products & Services	SOFR	5.00%	10.48%	7/1/2019	7/11/2025	7,833	7,809	7,812	0.86
Project Castle, Inc.	*	(2)(3)	Capital Equipment	SOFR	5.50%	10.80%	6/24/2022	6/1/2029	7,369	6,764	6,558	0.72
Prophix Software Inc. (Canada)	^	(2)(3)(7)(15)	Software	SOFR	6.00%	11.32%	2/1/2021	2/1/2027	—	(12)	(19)	(0.00)
Prophix Software Inc. (Canada)	^	(2)(3)(7)(15)	Software	SOFR	6.00%	11.34%	11/21/2023	2/1/2027	16,094	15,927	15,926	1.75
Pushpay USA Inc.	^*	(2)(3)(11)(15)	Diversified Financial Services	SOFR	6.75%	12.23%	5/10/2023	5/10/2030	15,929	15,474	16,001	1.76
PXO Holdings I Corp.	^*	(2)(3)(11)(15)	Chemicals, Plastics & Rubber	SOFR	5.50%	10.98%	3/8/2022	3/8/2028	7,355	7,246	7,307	0.80
QNNECT, LLC	^*	(2)(3)(15)	Aerospace & Defense	SOFR	6.75%	11.92%	11/2/2022	11/2/2029	5,275	5,113	5,407	0.59
Quantic Electronics, LLC	^*	(2)(3)(11)(15)	Aerospace & Defense	SOFR	6.25%	11.68%	11/19/2020	11/19/2026	14,946	14,793	14,776	1.62
Quantic Electronics, LLC	^*	(2)(3)(11)	Aerospace & Defense	SOFR	6.25%	11.68%	3/1/2021	3/1/2027	9,676	9,575	9,570	1.05
Radwell Parent, LLC	^*	(2)(3)(15)	Wholesale	SOFR	5.50%	10.83%	12/1/2022	4/1/2029	11,160	10,867	11,201	1.23
Regency Entertainment, Inc.	^	(2)(3)(11)	Media: Advertising, Printing & Publishing	SOFR	8.50%	13.93%	7/5/2023	6/23/2028	15,000	14,682	14,918	1.64
RSC Acquisition, Inc.	^	(2)(3)(11)(15)	Diversified Financial Services	SOFR	5.50%	10.98%	11/1/2019	11/1/2029	10,116	10,045	9,903	1.09
SCP Eye Care HoldCo, LLC	^	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	5.50%	10.94%	10/7/2022	10/7/2029	144	140	142	0.02
Smarsh Inc.	^	(2)(3)(15)	Software	SOFR	5.75%	11.08%	2/18/2022	2/18/2029	7,542	7,417	7,542	0.83
SPay, Inc.	^*	(2)(3)(11)	Leisure Products & Services	SOFR	2.88%, 6.38% PIK	14.73%	6/15/2018	6/15/2026	27,924	27,869	24,230	2.66

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2024
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **		Amortized Cost (4)	Fair Value (5)	% of Net Assets
Speedstar Holding, LLC	^*	(2)(3)(11)	Auto Aftermarket & Services	SOFR	7.25%	12.74%	1/22/2021	1/22/2027		$29,768	$29,416	$29,725	3.26%
Spotless Brands, LLC	^*	(2)(3)(11)(15)	Consumer Services	SOFR	6.50%	11.97%	6/21/2022	7/25/2028		13,995	13,784	14,142	1.55
Spotless Brands, LLC	^	(2)(3)(11)(15)	Consumer Services	SOFR	6.75%	12.23%	6/21/2022	7/25/2028		10,200	9,847	10,425	1.14
Summit Acquisition, Inc.	^	(2)(3)(15)	Diversified Financial Services	SOFR	6.75%	12.08%	5/4/2023	5/1/2030		—	(52)	42	0.00
Tank Holding Corp.	^*	(2)(3)(11)(15)	Capital Equipment	SOFR	5.75%	11.19%	3/31/2022	3/31/2028		13,720	13,510	13,570	1.49
TCFI Aevex LLC	^*	(2)(3)(11)	Aerospace & Defense	SOFR	6.00%	11.44%	3/18/2020	3/18/2026		10,877	10,809	10,877	1.19
Trader Corporation (Canada)	^	(2)(3)(7)(15)	Auto Aftermarket & Services	CORRA	5.50%	10.48%	12/22/2022	12/22/2028	C$	16,762	12,069	12,508	1.37
Tufin Software North America, Inc.	^	(2)(3)(11)(15)	Software	SOFR	7.69%	13.08%	8/17/2022	8/17/2028		28,194	27,767	28,026	3.08
Turbo Buyer, Inc.	^	(2)(3)(15)	Auto Aftermarket & Services	SOFR	6.00%	11.48%	12/2/2019	12/2/2025		2,297	2,277	2,167	0.24
United Flow Technologies Intermediate Holdco II, LLC	^	(2)(3)(15)	Environmental Industries	SOFR	5.25%	10.60%	6/21/2024	6/21/2031		5,050	4,925	4,925	0.54
US INFRA SVCS Buyer, LLC	^	(2)(3)(11)(15)	Environmental Industries	SOFR	2.50%, 4.75% PIK	12.79%	4/13/2020	4/13/2027		6,551	6,496	5,812	0.64
U.S. Legal Support, Inc.	^*	(2)(3)(11)(15)	Business Services	SOFR	5.75%	11.23%	11/30/2018	5/31/2026		16,694	16,660	16,513	1.81
USALCO, LLC	^*	(2)(3)(11)	Chemicals, Plastics & Rubber	SOFR	6.00%	11.60%	10/19/2021	10/19/2027		1,674	1,649	1,674	0.18
USR Parent Inc.	^	(2)(3)(10)	Retail	SOFR	7.60%	12.93%	4/22/2022	4/25/2027		3,556	3,533	3,551	0.39
Vensure Employee Services, Inc.	^	(2)(3)(15)	Business Services	SOFR	5.25%	10.58%	12/15/2023	3/26/2027		3,376	3,313	3,358	0.37
Wineshipping.com LLC	^*	(2)(3)(11)(15)	Beverage & Food	SOFR	5.75%	11.24%	10/29/2021	10/29/2027		5,876	5,800	5,194	0.57
World 50, Inc.	^	(2)(3)(15)	Business Services	SOFR	5.75%	11.08%	3/22/2024	3/22/2030		19,092	18,707	18,853	2.07
Yellowstone Buyer Acquisition, LLC	^	(2)(3)(11)	Consumer Goods: Durable	SOFR	5.75%	11.07%	9/13/2021	9/13/2027		438	432	418	0.05
YLG Holdings, Inc.	^	(2)(3)(15)	Consumer Services	SOFR	5.00%	10.43%	9/30/2020	11/1/2026		5,366	5,345	5,366	0.59
First Lien Debt Total											$1,208,743	$1,178,799	129.42%
Second Lien Debt (8.5% of fair value)
11852604 Canada Inc. (Canada)	^	(2)(3)(7)(11)	Healthcare & Pharmaceuticals	SOFR	9.50% (100% PIK)	14.91%	9/30/2021	9/30/2028		$9,457	$9,353	$9,362	1.03%
AI Convoy S.A.R.L (United Kingdom)	^	(2)(3)(7)	Aerospace & Defense	SOFR	8.25%	13.62%	1/17/2020	1/17/2028		5,091	5,028	5,091	0.56
Aimbridge Acquisition Co., Inc.	^	(2)(11)	Leisure Products & Services	SOFR	7.50%	12.94%	2/1/2019	2/1/2027		9,241	9,173	8,976	0.99
AP Plastics Acquisition Holdings, LLC	^	(2)(3)(11)	Chemicals, Plastics & Rubber	SOFR	7.25%	12.69%	8/10/2021	8/10/2029		33,680	33,003	33,680	3.69
AQA Acquisition Holdings, Inc.	^*	(2)(3)(11)	High Tech Industries	SOFR	7.50%	12.93%	3/3/2021	3/3/2029		35,000	34,404	35,000	3.84
Associations, Inc.	^	(9)	Construction & Building	FIXED	14.25% (100% PIK)	14.25%	5/3/2024	5/3/2030		5,110	5,087	5,085	0.56
Bayside OPCP, LLC	^	(2)(3)(9)(11)	Healthcare & Pharmaceuticals	SOFR	10.00% (100% PIK)	15.48%	5/31/2023	5/31/2026		5,249	4,528	5,249	0.58
PAI Holdco, Inc.	^	(2)(3)	Auto Aftermarket & Services	SOFR	5.50%, 2.00% PIK	12.98%	10/28/2020	10/28/2028		14,523	14,269	13,334	1.46

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2024
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Stonegate Pub Company Bidco Limited (United Kingdom)	^	(2)(7)	Beverage & Food	SONIA	8.50%	13.56%	3/12/2020	3/12/2028	£20,000	$24,912	$21,232	2.33%
TruGreen Limited Partnership	^	(2)(3)(11)	Consumer Services	SOFR	8.50%	14.09%	11/16/2020	11/2/2028	13,000	12,831	9,945	1.09
Second Lien Debt Total										$152,588	$146,954	16.13%

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (5.0% of fair value)
ANLG Holdings, LLC	^	(6)(12)	Capital Equipment	6/22/2018	592	$592	$1,055	0.12%
Appriss Health, LLC	^	(6)	Healthcare & Pharmaceuticals	5/6/2021	6	5,923	5,738	0.63
Atlas Ontario LP (Canada)	^	(6)(7)(12)	Business Services	4/7/2021	5,114	5,114	5,114	0.56
Bayside HoldCo, LLC	^	(6)(12)	Healthcare & Pharmaceuticals	5/31/2023	6	—	718	0.08
Blackbird Holdco, Inc.	^	(6)	Capital Equipment	12/14/2021	13	13,125	12,924	1.42
Buckeye Parent, LLC	^	(6)(12)	Auto Aftermarket & Services	12/22/2021	885	885	—	—
Chartis Holding, LLC	^	(6)(12)	Business Services	5/1/2019	433	419	933	0.10
CIP Revolution Holdings, LLC	^	(6)(12)	Media: Advertising, Printing & Publishing	8/19/2016	318	318	261	0.03
Cority Software Inc. (Canada)	^	(6)(7)(12)	Software	7/2/2019	250	250	765	0.08
Diligent Corporation	^	(6)	Telecommunications	4/5/2021	14	13,565	13,456	1.48
ECP Parent, LLC	^	(6)(12)	Healthcare & Pharmaceuticals	3/29/2018	268	—	197	0.02
GB Vino Parent, L.P.	^	(6)(12)	Beverage & Food	10/29/2021	4	307	143	0.02
Integrity Marketing Group, LLC	^	(6)	Diversified Financial Services	12/21/2021	19,515	19,394	18,853	2.07
NearU Holdings LLC	^	(6)(12)	Consumer Services	8/16/2022	25	2,470	667	0.07
NEFCO Holding Company LLC	^	(6)	Construction & Building	8/5/2022	1	608	608	0.07
North Haven Goldfinch Topco, LLC	^	(6)(12)	Containers, Packaging & Glass	6/18/2018	2,315	2,315	—	—
Pascal Ultimate Holdings, L.P	^	(6)(12)	Capital Equipment	7/21/2021	36	346	759	0.08
Profile Holdings I, LP	^	(6)(12)	Chemicals, Plastics & Rubber	3/8/2022	5	523	545	0.06
Sinch AB (Sweden)	^	(6)(7)(12)	High Tech Industries	3/26/2019	106	1,168	257	0.03
Summit K2 Midco, Inc.	^	(6)(12)	Diversified Financial Services	4/27/2023	121	121	169	0.02
Tailwind HMT Holdings Corp.	^	(6)(12)	Energy: Oil & Gas	11/17/2017	22	1,558	1,926	0.21
Talon MidCo 1 Limited	^	(6)(12)	Software	8/17/2022	1,018	1,456	1,668	0.18
Tank Holding Corp.	^	(6)(12)	Capital Equipment	3/26/2019	850	—	3,396	0.37
Titan DI Preferred Holdings, Inc.	^	(6)	Energy: Oil & Gas	2/11/2020	11,259	11,149	11,259	1.24
Turbo Buyer, Inc.	^	(6)(12)	Auto Aftermarket & Services	12/2/2019	1,925	933	1,649	0.18
TW LRW Holdings, LLC	^*	(6)(12)	Business Services	6/14/2024	2	—	—	—
U.S. Legal Support Investment Holdings, LLC	^	(6)(12)	Business Services	11/30/2018	641	641	805	0.09

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2024
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Zenith American Holding, Inc.	^	(6)(12)	Business Services	12/13/2017	1,564	$752	$1,972	0.22%
Equity Investments Total						$83,932	$85,837	9.43%
Total investments—non-controlled/non-affiliated						$1,445,263	$1,411,590	154.98%

Investments—non-controlled/affiliated		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (2.7% of fair value)
SPF Borrower, LLC	^	(2)(3)(11)(14)(15)	Healthcare & Pharmaceuticals	SOFR	4.25%, 2.00% PIK	11.73%	2/1/2024	2/1/2028	$31,372	$31,372	$31,372	3.44%
SPF Borrower, LLC	^	(2)(3)(11)(14)	Healthcare & Pharmaceuticals	SOFR	9.50% (100% PIK)	14.98%	2/1/2024	2/1/2028	14,659	14,659	14,659	1.61
First Lien Debt Total										$46,031	$46,031	5.05%

Investments—non-controlled/affiliated		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (1.2% of fair value)
SPF HoldCo LLC	^	(6)(12)(14)	Healthcare & Pharmaceuticals	2/1/2024	15,440	$20,828	$20,461	2.25%
Equity Investments Total						$20,828	$20,461	2.25%
Total investments—non-controlled/affiliated						$66,859	$66,492	7.30%

Investments—controlled/affiliated		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par Amount/ LLC Interest	Cost	Fair Value (5)	% of Net Assets

Investment Funds (14.4% of fair value)
Middle Market Credit Fund II, LLC, Member's Interest	^	(7)(13)	Investment Funds	FIXED	16.81%	16.81%	11/3/2020	12/31/2030	$78,122	$78,096	$67,667	7.43%
Middle Market Credit Fund, LLC, Subordinated Loan and Member's Interest	^	(7)(13)	Investment Funds	FIXED	11.40%	11.40%	2/29/2016	12/31/2027	193,000	193,001	180,301	19.79
Middle Market Credit Fund, Mezzanine Loan		(2)(7)(9)(13)	Investment Funds	SOFR	5.50%	10.83%	6/30/2016	5/21/2025	—	—	—	—
Investment Funds Total										$271,097	$247,968	27.22%
Total investments—controlled/affiliated										$271,097	$247,968	27.22%
Total investments										$1,783,219	$1,726,050	189.5%

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2024
(amounts in thousands) (unaudited)

Derivative Instrument	Counterparty	Company Pays***	Company Receives	Maturity Date	Notional Amount	Fair Value(5)	Change in Unrealized Appreciation / (Depreciation)	Upfront Payments / Receipts
Interest Rate Swap	Morgan Stanley Capital Services LLC	SOFR + 3.139%	8.20%	December 1, 2028	$85,000	$(246)	$(1,231)	$—
^ Denotes that all or a portion of the assets are owned by Carlyle Secured Lending, Inc. (together with its consolidated subsidiaries, “we,” “us,” “our,” “CGBD” or the “Company”). The Company has entered into a senior secured revolving credit facility (as amended, the “Credit Facility”). The lenders of the Credit Facility have a first lien security interest in substantially all of the portfolio investments held by the Company (see Note 8, Borrowings to these unaudited consolidated financial statements). Accordingly, such assets are not available to creditors of Carlyle Direct Lending CLO 2015-1R LLC (the “2015-1 Issuer”).
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
(1)Unless otherwise indicated, issuers of debt and equity investments held by the Company are domiciled in the United States. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of June 30, 2024, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of June 30, 2024, the Company is not an “affiliated person” of any of these portfolio companies. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either the Secured Overnight Financing Rate (“SOFR”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of June 30, 2024. As of June 30, 2024, the reference rates for variable rate loans were the 30-day SOFR at 5.34%, the 90-day SOFR at 5.32%, the 180-day SOFR at 5.27%, the daily SONIA at 5.20%, the 90-day EURIBOR at 3.71% and the 30-day CORRA at 4.80%.
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
(6)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2024, the aggregate fair value of these securities is $106,298, or 11.67% of the Company’s net assets.
(7)The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(8)Loan was on non-accrual status as of June 30, 2024.
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
(12)Represents a non-income producing security as of June 30, 2024.

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2024
(amounts in thousands) (unaudited)
(13)Under the Investment Company Act, the Company is deemed to be an “affiliated person” of and “control” this investment fund because the Company owns more than 25% of the investment fund’s outstanding voting securities and/or has the power to exercise control over management or policies of such investment fund. See Note 5, Middle Market Credit Fund, LLC and Note 6. Middle Market Credit Fund II, LLC, to these unaudited consolidated financial statements for more details. Transactions related to investments in controlled affiliates for the six months ended June 30, 2024, were as follows:

Investments—controlled/affiliated	Fair Value as of December 31, 2023	Additions/Purchases	Reductions/Sales/ Paydowns	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of June 30, 2024	Dividend and Interest Income
Middle Market Credit Fund, LLC, Subordinated Loan and Member’s Interest	$181,960	$—	$—	$—	$(1,659)	$180,301	$11,000
Middle Market Credit Fund, LLC, Mezzanine Loan	—	—	—	—	—	—	—
Middle Market Credit Fund II, LLC, Member’s Interest	67,419	—	—	—	248	67,667	6,057
Total investments—controlled/affiliated	$249,379	$—	$—	$—	$(1,411)	$247,968	$17,057
(14)Under the Investment Company Act, the Company is deemed an “affiliated person” of the portfolio companies because the Company owns 5% or more of the portfolio company’s outstanding voting securities. Transactions related to the portfolio companies during the six months ended June 30, 2024 were as follows:

Investments—non-controlled/affiliated	Fair Value as of December 31, 2023	Additions/Purchases	Reductions/Sales/ Paydowns	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of June 30, 2024	Interest and PIK Income
SPF Borrower, LLC	$—	$31,372	$—	$—	$—	$31,372	$1,532
SPF Borrower, LLC	—	14,659	—		—	14,659	887
SPF HoldCo, LLC (Equity)	—	20,828	—		(367)	20,461	—
Direct Travel, Inc.	44,407	—	(43,341)	—	(1,066)	—	2,352
Direct Travel, Inc.	3,772	—	(3,696)	—	(76)	—	364
Direct Travel, Inc. (Equity)	5,203	—	(4,013)	4,013	(5,203)	—	—
Total investments—non-controlled/affiliated	$53,382	$66,859	$(51,050)	$4,013	$(6,712)	$66,492	$5,135
(15)As of June 30, 2024, the Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount **	Fair Value
First and Second Lien Debt—unfunded delayed draw and revolving term loans commitments
ADPD Holdings, LLC	Delayed Draw	1.00%	$2,878	$(322)
ADPD Holdings, LLC	Revolver	0.50	284	(32)
Advanced Web Technologies Holding Company	Revolver	0.50	755	8
Allied Benefit Systems Intermediate LLC	Delayed Draw	1.00	1,580	32
Alpine Acquisition Corp II	Revolver	0.50	689	(59)
Apex Companies Holdings, LLC	Delayed Draw	1.00	3,856	(27)
Applied Technical Services, LLC	Delayed Draw	1.00	512	(3)
Applied Technical Services, LLC	Revolver	0.50	66	—
Appriss Health, LLC	Revolver	0.50	2,730	(36)

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2024
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount **	Fair Value
Ardonagh Midco 3 PLC (United Kingdom)	Delayed Draw	1.00%	€34	$(1)
Ascend Buyer, LLC	Revolver	0.50	856	(5)
Associations, Inc.	Delayed Draw	—	1,016	(1)
Associations, Inc.	Revolver	0.50	814	(1)
Athlete Buyer, LLC	Delayed Draw	1.00	8,737	(189)
Atlas US Finco, Inc.	Revolver	0.50	268	2
Avalara, Inc.	Revolver	0.50	2,250	34
Azurite Intermediate Holdings, Inc.	Delayed Draw	0.50	894	(6)
Azurite Intermediate Holdings, Inc.	Revolver	0.50	397	(3)
Bayside OPCP, LLC	Revolver	0.50	1,974	—
Big Bus Tours Group Limited (United Kingdom)	Delayed Draw	0.35	1,370	(41)
BlueCat Networks, Inc. (Canada)	Delayed Draw	1.00	195	0
Bradyifs Holdings, LLC	Delayed Draw	1.00	350	(1)
Bradyifs Holdings, LLC	Revolver	0.50	709	(2)
CD&R Madison Parent Ltd (United Kingdom)	Delayed Draw	1.50	£182	3
Celerion Buyer, Inc.	Delayed Draw	1.00	499	5
Celerion Buyer, Inc.	Revolver	0.50	249	2
Chartis Holding, LLC	Delayed Draw	1.00	1,543	(2)
Chartis Holding, LLC	Revolver	0.50	707	(1)
Chemical Computing Group ULC (Canada)	Revolver	0.50	29	—
CircusTrix Holdings, LLC	Delayed Draw	1.00	323	6
CircusTrix Holdings, LLC	Revolver	0.50	806	16
CoreWeave Compute Acquisition Co. IV, LLC	Delayed Draw	0.50	29,059	(436)
Cority Software Inc. (Canada)	Revolver	0.50	3,000	—
Coupa Holdings, LLC	Delayed Draw	1.50	771	(3)
Coupa Holdings, LLC	Revolver	0.50	591	(2)
CST Holding Company	Revolver	0.50	423	8
Dwyer Instruments, Inc.	Revolver	0.50	1,178	—
Ellkay, LLC	Revolver	0.50	1,071	(132)
Essential Services Holding Corporation	Delayed Draw	1.00	149	(1)
Essential Services Holding Corporation	Revolver	0.50	93	(1)
Excel Fitness Holdings, Inc.	Delayed Draw	1.00	1,732	(19)
Excel Fitness Holdings, Inc.	Revolver	0.50	891	(18)
Excelitas Technologies Corp.	Delayed Draw	1.00	25	(0)
Excelitas Technologies Corp.	Revolver	0.50	369	(3)
Greenhouse Software, Inc.	Revolver	0.50	2,204	0

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2024
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount **	Fair Value
GS AcquisitionCo, Inc.	Delayed Draw	0.50%	$106	$0
GS AcquisitionCo, Inc.	Revolver	0.50	45	(0)
Harbour Benefit Holdings, Inc.	Revolver	0.50	2,756	(10)
Heartland Home Services, Inc.	Revolver	0.50	619	(28)
Hercules Borrower LLC	Revolver	0.50	2,160	—
Hoosier Intermediate, LLC	Revolver	0.50	2,400	—
HS Spa Holdings Inc.	Delayed Draw	0.50	640	—
HS Spa Holdings Inc.	Revolver	0.50	948	1
Icefall Parent, Inc.	Revolver	0.50	744	(9)
iCIMS, Inc.	Delayed Draw	—	4,909	—
iCIMS, Inc.	Revolver	0.50	2,189	—
IQN Holding Corp.	Revolver	0.50	432	—
Kaseya, Inc.	Delayed Draw	1.00	1,019	—
Kaseya, Inc.	Revolver	0.50	1,541	—
Lifelong Learner Holdings, LLC	Revolver	0.50	106	(7)
LVF Holdings, Inc.	Revolver	0.38	2,919	(1)
Material Holdings, LLC	Revolver	1.00	192	—
Medical Manufacturing Technologies, LLC	Revolver	0.50	992	(12)
NEFCO Holding Company LLC	Delayed Draw	1.00	3,275	59
NEFCO Holding Company LLC	Revolver	0.50	344	—
NMI AcquisitionCo, Inc.	Revolver	0.50	1,280	(4)
North Haven Fairway Buyer, LLC	Delayed Draw	1.00	9,518	(190)
North Haven Stallone Buyer, LLC	Delayed Draw	1.00	1,682	(17)
Oak Purchaser, Inc.	Delayed Draw	0.50	1,552	(28)
Oak Purchaser, Inc.	Revolver	0.50	584	(9)
Oranje Holdco, Inc.	Revolver	0.50	1,006	10
PDI TA Holdings, Inc	Delayed Draw	0.50	106	(1)
PDI TA Holdings, Inc	Revolver	0.50	46	(0)
Pestco Intermediate, LLC	Delayed Draw	1.00	1,031	15
Pestco Intermediate, LLC	Revolver	0.50	238	3
PF Atlantic Holdco 2, LLC	Revolver	0.50	2,759	(16)
Prophix Software Inc. (Canada)	Delayed Draw	—	1,566	(15)
Prophix Software Inc. (Canada)	Revolver	0.50	1,993	(19)
Pushpay USA Inc.	Revolver	0.50	1,235	5
PXO Holdings I Corp.	Revolver	0.50	920	(6)
QNNECT, LLC	Delayed Draw	1.00	1,325	26

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2024
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount **		Fair Value
Quantic Electronics, LLC	Revolver	1.00%		$690	$(8)
Radwell Parent, LLC	Revolver	0.38		1,070	4
RSC Acquisition, Inc.	Revolver	0.50		462	(9)
SCP Eye Care HoldCo, LLC	Delayed Draw	1.00		14	(0)
SCP Eye Care HoldCo, LLC	Revolver	0.50		19	(0)
Smarsh Inc.	Delayed Draw	1.00		816	—
Smarsh Inc.	Revolver	0.50		212	—
SPF Borrower, LLC	Revolver	0.50		1,544	—
Spotless Brands, LLC	Delayed Draw	1.00		4,800	72
Spotless Brands, LLC	Revolver	0.50		658	7
Summit Acquisition, Inc.	Delayed Draw	1.00		1,374	27
Summit Acquisition, Inc.	Revolver	0.50		687	14
Tank Holding Corp.	Revolver	0.38		1,655	(16)
Trader Corporation (Canada)	Revolver	0.50	C$	906	25
Tufin Software North America, Inc.	Delayed Draw	—		391	(2)
Tufin Software North America, Inc.	Revolver	0.50		1,339	(8)
Turbo Buyer, Inc.	Revolver	0.50		609	(27)
United Flow Technologies Intermediate Holdco II, LLC	Delayed Draw	1.00		2,793	(42)
United Flow Technologies Intermediate Holdco II, LLC	Revolver	0.50		536	(8)
US INFRA SVCS Buyer, LLC	Revolver	1.00		1,488	(137)
U.S. Legal Support, Inc.	Delayed Draw	0.50		1,348	(13)
U.S. Legal Support, Inc.	Revolver	0.50		326	(3)
Vensure Employee Services, Inc.	Delayed Draw	1.00		1,610	(6)
Wineshipping.com LLC	Revolver	0.50		238	(27)
World 50, Inc.	Revolver	0.50		860	(10)
YLG Holdings, Inc.	Revolver	1.00		263	—
Total unfunded commitments				$160,798	$(1,651)

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2024
(amounts in thousands) (unaudited)
The types of investments as of June 30, 2024 consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$1,254,774	$1,224,830	70.9%
Second Lien Debt	152,588	146,954	8.5
Equity Investments	104,760	106,298	6.2
Investment Funds	271,097	247,968	14.4
Total	$1,783,219	$1,726,050	100.0%
The rate type of debt investments as of June 30, 2024 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value of First and Second Lien Debt
Floating Rate	$1,402,275	$1,366,699	99.6%
Fixed Rate	5,087	5,085	0.4
Total	$1,407,362	$1,371,784	100.0%
The industry composition of investments as of June 30, 2024 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$89,611	$84,531	4.8%
Auto Aftermarket & Services	80,011	71,383	4.1
Beverage & Food	49,650	45,435	2.6
Business Services	101,680	104,003	6.0
Capital Equipment	41,793	45,864	2.7
Chemicals, Plastics & Rubber	42,421	43,206	2.5
Construction & Building	39,628	39,802	2.3
Consumer Goods: Durable	4,780	4,581	0.3
Consumer Goods: Non-Durable	7,053	7,315	0.4
Consumer Services	102,868	97,742	5.7
Containers, Packaging & Glass	47,391	42,262	2.4
Diversified Financial Services	95,174	95,114	5.5
Energy: Oil & Gas	12,707	13,185	0.8
Environmental Industries	47,890	48,120	2.8
Healthcare & Pharmaceuticals	208,906	208,564	12.1
High Tech Industries	119,984	120,346	7.0
Investment Funds	271,097	247,968	14.4
Leisure Products & Services	98,501	94,220	5.5
Media: Advertising, Printing & Publishing	43,210	43,650	2.5
Retail	23,987	24,438	1.4
Software	175,915	177,079	10.3

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2024
(amounts in thousands) (unaudited)

Industry	Amortized Cost	Fair Value	% of Fair Value
Sovereign & Public Finance	$78	$81	0.0%
Telecommunications	49,192	37,771	2.2
Transportation: Cargo	10,110	9,322	0.5
Wholesale	19,582	20,068	1.2
Total	$1,783,219	$1,726,050	100.0%
The geographical composition of investments as of June 30, 2024 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Australia	$5,033	$5,167	0.3%
Canada	57,447	58,546	3.4
Luxembourg	42,494	40,244	2.3
Sweden	1,168	257	0.0
United Kingdom	73,275	68,874	4.0
United States	1,603,802	1,552,962	90.0
Total	$1,783,219	$1,726,050	100.0%
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

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Guidehouse LLP	^	(2)(3)	Sovereign & Public Finance	SOFR	3.75%, 2.00% PIK	11.11%	9/30/2022	12/16/2030	$79	$78	$79	0.01%
Hadrian Acquisition Limited (United Kingdom)	^	(2)(3)(7)(10)	Diversified Financial Services	SONIA	5.25%, 3.43% PIK	13.87%	2/28/2022	2/28/2029	£15,187	19,798	19,261	2.11
Hadrian Acquisition Limited (United Kingdom)	^	(2)(3)(7)(15)	Diversified Financial Services	SONIA	5.00%, 2.75% PIK	12.94%	2/28/2022	2/28/2029	£3,928	4,552	4,952	0.54
Harbour Benefit Holdings, Inc.	^*	(2)(3)(11)(15)	Business Services	SOFR	5.00%	10.51%	12/13/2017	12/13/2024	2,951	2,939	2,905	0.32
Heartland Home Services, Inc.	^*	(2)(3)(11)	Consumer Services	SOFR	5.75%	11.11%	2/10/2022	12/15/2026	10,223	10,158	9,766	1.07
Heartland Home Services, Inc.	^*	(2)(3)(11)(15)	Consumer Services	SOFR	6.00%	11.36%	12/15/2020	12/15/2026	7,116	7,068	6,818	0.75
Hercules Borrower LLC	^*	(2)(3)(11)(15)	Environmental Industries	SOFR	6.25%	11.70%	12/14/2020	12/14/2026	18,081	17,770	18,081	1.98
Hoosier Intermediate, LLC	^*	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	5.00%	10.53%	11/15/2021	11/15/2028	9,809	9,629	9,415	1.03
HS Spa Holdings Inc.	^	(2)(3)(15)	Consumer Services	SOFR	5.75%	11.12%	6/2/2022	6/2/2029	94	76	95	0.01
iCIMS, Inc.	^	(2)(3)(15)	Software	SOFR	7.25%	12.62%	8/18/2022	8/18/2028	26,975	26,596	26,953	2.95
Infront Luxembourg Finance S.À R.L. (Luxembourg)	^	(2)(7)	Leisure Products & Services	EURIBOR	9.00%	12.96%	5/28/2021	5/28/2027	€8,250	9,844	9,085	1.00
Integrity Marketing Acquisition, LLC	^	(2)(3)(11)	Diversified Financial Services	SOFR	6.02%	11.51%	12/3/2021	8/27/2026	425	422	419	0.05
IQN Holding Corp.	^	(2)(3)(15)	Business Services	SOFR	5.25%	10.64%	5/2/2022	5/2/2029	6,905	6,843	6,936	0.76
iRobot Corporation	^	(2)(3)(11)	Consumer Goods: Durable	SOFR	6.50%, 2.50% PIK	14.42%	7/25/2023	7/31/2026	4,939	4,939	5,125	0.56
Jeg's Automotive, LLC	^*	(2)(3)(11)	Auto Aftermarket & Services	SOFR	6.00%	11.46%	12/22/2021	12/22/2027	20,487	20,192	17,623	1.93
Kaseya, Inc.	^	(2)(3)(15)	High Tech Industries	SOFR	3.50%, 2.50% PIK	11.38%	6/23/2022	6/23/2029	36,346	35,706	36,352	3.98
Lifelong Learner Holdings, LLC	^*	(2)(3)(11)(15)	Business Services	SOFR	5.75%	11.28%	10/18/2019	10/18/2026	25,718	25,487	23,589	2.58
LinQuest Corporation	*	(2)(3)(11)	Aerospace & Defense	SOFR	5.75%	11.23%	7/28/2021	7/28/2028	9,775	9,635	9,373	1.03
LVF Holdings, Inc.	^*	(2)(3)(11)(15)	Beverage & Food	SOFR	5.75%	11.25%	6/10/2021	6/10/2027	32,833	32,380	32,290	3.54
Material Holdings, LLC	^*	(2)(3)(11)(15)	Business Services	SOFR	6.00%	11.45%	8/19/2021	8/19/2027	8,139	8,039	7,816	0.86
Maverick Acquisition, Inc.	^*	(2)(3)(11)	Aerospace & Defense	SOFR	6.25%	11.60%	6/1/2021	6/1/2027	35,261	34,818	27,632	3.03
Medical Manufacturing Technologies, LLC	^*	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	5.50%	11.01%	12/23/2021	12/23/2027	30,679	30,238	30,679	3.36
NEFCO Holding Company LLC	^*	(2)(3)(11)(15)	Construction & Building	SOFR	6.50%	12.14%	8/5/2022	8/5/2028	6,761	6,643	6,778	0.74
NEFCO Holding Company LLC	^	(2)(3)(11)(15)	Construction & Building	SOFR	6.50%	12.03%	12/1/2023	8/5/2028	558	488	567	0.06
NMI AcquisitionCo, Inc.	^*	(2)(3)(11)(15)	High Tech Industries	SOFR	5.75%	11.21%	9/6/2017	9/6/2025	38,120	38,085	37,848	4.15
North Haven Fairway Buyer, LLC	^*	(2)(3)(15)	Consumer Services	SOFR	6.50%	11.85%	5/17/2022	5/17/2028	16,032	15,764	16,203	1.78
North Haven Stallone Buyer, LLC	^	(2)(3)	Consumer Services	SOFR	5.50%	11.29%	10/11/2022	5/24/2027	199	196	194	0.02
North Haven Stallone Buyer, LLC	^	(2)(3)(11)(15)	Consumer Services	SOFR	6.00%	11.14%	11/3/2023	5/24/2027	323	213	232	0.03
Oak Purchaser, Inc.	^	(2)(3)(15)	Business Services	SOFR	5.50%	10.87%	4/28/2022	4/28/2028	7,309	7,247	7,083	0.78
Oranje Holdco, Inc.	^	(2)(3)(15)	Business Services	SOFR	7.50%	12.88%	2/1/2023	2/1/2029	8,052	7,852	8,123	0.89

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **		Amortized Cost (4)	Fair Value (5)	% of Net Assets
Park County Holdings, LLC	^	(2)(3)(10)	Media: Advertising, Printing & Publishing	SOFR	7.11%	12.47%	11/29/2023	11/29/2029		$30,000	$29,391	$29,385	3.22%
Performance Health Holdings, Inc.	*	(2)(3)(11)	Healthcare & Pharmaceuticals	SOFR	5.75%	11.32%	7/12/2021	7/12/2027		6,444	6,360	6,419	0.70
Pestco Intermediate, LLC	^	(2)(3)(11)(15)	Environmental Industries	SOFR	6.50%	12.03%	2/6/2023	2/17/2028		3,679	3,542	3,633	0.40
PF Atlantic Holdco 2, LLC	^	(2)(3)(11)(15)	Leisure Products & Services	SOFR	5.50%	11.12%	11/12/2021	11/12/2027		11,576	11,383	11,231	1.23
PF Growth Partners, LLC	*	(2)(3)(11)	Leisure Products & Services	SOFR	5.00%	10.45%	7/1/2019	7/11/2025		7,875	7,840	7,824	0.86
Project Castle, Inc.	*	(2)(3)	Capital Equipment	SOFR	5.50%	10.89%	6/24/2022	6/1/2029		7,406	6,755	6,536	0.72
Prophix Software Inc. (Canada)	^	(2)(3)(7)(11)(15)	Software	SOFR	6.50%	11.96%	2/1/2021	2/1/2026		13,280	13,100	13,280	1.45
Prophix Software Inc. (Canada)	^	(2)(3)(7)(11)(15)	Software	SOFR	6.50%	11.83%	11/21/2023	2/1/2026		—	—	—	—
Pushpay USA Inc.	^*	(2)(3)(11)(15)	Diversified Financial Services	SOFR	6.75%	12.28%	5/10/2023	5/10/2030		16,009	15,525	15,938	1.75
PXO Holdings I Corp.	^*	(2)(3)(11)(15)	Chemicals, Plastics & Rubber	SOFR	5.50%	11.00%	3/8/2022	3/8/2028		6,997	6,862	6,801	0.75
QNNECT, LLC	^*	(2)(3)(15)	Aerospace & Defense	SOFR	7.00%	12.38%	11/2/2022	11/2/2029		5,302	5,127	5,420	0.59
Quantic Electronics, LLC	^*	(2)(3)(11)	Aerospace & Defense	SOFR	6.25%	11.70%	11/19/2020	11/19/2026		15,711	15,528	15,270	1.67
Quantic Electronics, LLC	^*	(2)(3)(11)	Aerospace & Defense	SOFR	6.25%	11.70%	3/1/2021	3/1/2027		9,725	9,609	9,452	1.04
Radwell Parent, LLC	^*	(2)(3)(15)	Wholesale	SOFR	6.75%	12.10%	12/1/2022	4/1/2029		11,169	10,849	11,242	1.23
Regency Entertainment, Inc.	^	(2)(3)(11)	Media: Advertising, Printing & Publishing	SOFR	8.50%	13.95%	7/5/2023	6/23/2028		15,000	14,653	14,891	1.63
RSC Acquisition, Inc.	^	(2)(3)(11)(15)	Diversified Financial Services	SOFR	5.50%	10.93%	11/1/2019	11/1/2029		10,168	10,088	10,099	1.11
Sapphire Convention, Inc.	^*	(2)(3)(11)(15)	Telecommunications	SOFR	6.00%	11.53%	11/20/2018	11/20/2025		27,479	27,302	27,479	3.01
SCP Eye Care HoldCo, LLC	^	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	5.75%	11.21%	10/7/2022	10/7/2029		158	152	156	0.02
Smarsh Inc.	^	(2)(3)(15)	Software	SOFR	5.75%	11.10%	2/18/2022	2/18/2029		7,346	7,211	7,254	0.79
SPay, Inc.	^*	(2)(3)(11)	Leisure Products & Services	SOFR	2.88%, 6.38% PIK	14.96%	6/15/2018	6/15/2026		26,673	26,605	23,068	2.53
Speedstar Holding, LLC	^*	(2)(3)(11)	Auto Aftermarket & Services	SOFR	7.25%	12.79%	1/22/2021	1/22/2027		29,922	29,512	29,899	3.28
Spotless Brands, LLC	^*	(2)(3)(11)(15)	Consumer Services	SOFR	6.50%	12.03%	6/21/2022	7/25/2028		13,864	13,629	13,874	1.52
Spotless Brands, LLC	^	(2)(3)(11)(15)	Consumer Services	SOFR	6.75%	12.08%	6/21/2022	7/25/2028		—	(380)	143	0.02
Summit Acquisition, Inc.	^	(2)(3)(15)	Diversified Financial Services	SOFR	6.75%	12.10%	5/4/2023	5/1/2030		—	(56)	9	0.00
Tank Holding Corp.	^*	(2)(3)(11)(15)	Capital Equipment	SOFR	5.75%	11.21%	3/31/2022	3/31/2028		14,231	13,997	13,873	1.52
TCFI Aevex LLC	^*	(2)(3)(11)	Aerospace & Defense	SOFR	6.00%	11.46%	3/18/2020	3/18/2026		10,934	10,848	10,854	1.19
TIBCO Software Inc.	*	(2)(3)	High Tech Industries	SOFR	4.50%	9.95%	9/30/2022	3/31/2029		14,887	13,733	14,513	1.59
Trader Corporation (Canada)	^	(2)(3)(7)(15)	Auto Aftermarket & Services	CDOR	6.75%	12.19%	12/22/2022	12/22/2029	C$	11,990	8,604	9,156	1.00
Tufin Software North America, Inc.	^	(2)(3)(11)(15)	Software	SOFR	7.69%	13.20%	8/17/2022	8/17/2028		27,802	27,336	27,554	3.02
Turbo Buyer, Inc.	^	(2)(3)(15)	Auto Aftermarket & Services	SOFR	6.00%	11.50%	12/2/2019	12/2/2025		1,697	1,640	1,620	0.18
U.S. Legal Support, Inc.	^*	(2)(3)(11)(15)	Business Services	SOFR	5.75%	11.11%	11/30/2018	11/30/2024		16,370	16,296	16,124	1.77
US INFRA SVCS Buyer, LLC	^	(2)(3)(11)	Environmental Industries	SOFR	6.50%, 0.75% PIK	12.95%	4/13/2020	4/13/2026		8,606	8,533	7,928	0.87
USALCO, LLC	^*	(2)(3)(11)	Chemicals, Plastics & Rubber	SOFR	6.00%	11.61%	10/19/2021	10/19/2027		1,681	1,653	1,681	0.18

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
USR Parent Inc.	^	(2)(3)(10)	Retail	SOFR	7.60%	12.94%	4/22/2022	4/25/2027	$3,778	$3,751	$3,740	0.41%
Vensure Employee Services, Inc.	^	(2)(3)(15)	Business Services	SOFR	5.25%	10.63%	12/15/2023	3/26/2027	610	536	535	0.06
Westfall Technik, Inc.	^*	(2)(3)(11)	Chemicals, Plastics & Rubber	SOFR	6.75%, 0.75% PIK	12.96%	9/13/2018	9/13/2024	27,305	27,183	25,166	2.75
Wineshipping.com LLC	^*	(2)(3)(11)(15)	Beverage & Food	SOFR	5.75%	11.29%	10/29/2021	10/29/2027	5,897	5,812	5,486	0.60
Yellowstone Buyer Acquisition, LLC	^	(2)(3)(11)	Consumer Goods: Durable	SOFR	5.75%	11.18%	9/13/2021	9/13/2027	440	434	427	0.05
YLG Holdings, Inc.	^	(2)(3)(11)	Consumer Services	SOFR	5.00%	10.48%	9/30/2020	11/1/2025	1,940	1,912	1,940	0.21
First Lien Debt Total										$1,309,175	$1,263,324	138.40%
Second Lien Debt (10.2% of fair value)
11852604 Canada Inc. (Canada)	^	(2)(3)(7)(11)	Healthcare & Pharmaceuticals	SOFR	9.50% (100% PIK)	15.04%	9/30/2021	9/30/2028	$8,780	$8,665	$8,670	0.95%
AI Convoy S.A.R.L (United Kingdom)	^	(2)(3)(7)	Aerospace & Defense	SOFR	8.25%	13.80%	1/17/2020	1/17/2028	24,814	24,476	24,938	2.74
Aimbridge Acquisition Co., Inc.	^	(2)(11)	Leisure Products & Services	SOFR	7.50%	12.96%	2/1/2019	2/1/2027	9,241	9,162	8,680	0.95
AP Plastics Acquisition Holdings, LLC	^	(2)(3)(11)	Chemicals, Plastics & Rubber	SOFR	7.50%	12.96%	8/10/2021	8/10/2029	33,680	32,957	33,204	3.64
AQA Acquisition Holdings, Inc.	^*	(2)(3)(11)	High Tech Industries	SOFR	7.50%	12.98%	3/3/2021	3/3/2029	35,000	34,358	35,000	3.83
Bayside OPCP, LLC	^	(2)(3)(8)(9)(11)	Healthcare & Pharmaceuticals	SOFR	10.00% (100% PIK)	15.50%	5/31/2023	5/31/2026	4,861	3,653	3,071	0.34
Outcomes Group Holdings, Inc.	^*	(2)	Business Services	SOFR	7.50%	13.04%	10/23/2018	10/26/2026	1,731	1,729	1,731	0.19
PAI Holdco, Inc.	^	(2)(3)	Auto Aftermarket & Services	SOFR	5.50%, 2.00% PIK	13.03%	10/28/2020	10/28/2028	14,377	14,101	13,449	1.47
Quartz Holding Company	^*	(2)(11)	Software	SOFR	8.00%	13.46%	4/2/2019	4/2/2027	7,048	6,979	7,048	0.77
Stonegate Pub Company Bidco Limited (United Kingdom)	^	(2)(7)	Beverage & Food	SONIA	8.50%	13.69%	3/12/2020	3/12/2028	£20,000	24,883	22,204	2.43
TruGreen Limited Partnership	^	(2)(3)(11)	Consumer Services	SOFR	8.50%	14.14%	11/16/2020	11/2/2028	13,000	12,817	12,082	1.32
World 50, Inc.	^	(9)	Business Services	FIXED	11.50%	11.50%	1/10/2020	1/9/2027	18,098	17,877	18,098	1.98
Second Lien Debt Total										$191,657	$188,175	20.61%

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (4.8% of fair value)
ANLG Holdings, LLC	^	(6)(16)	Capital Equipment	6/22/2018	592	$592	$1,027	0.11%
Appriss Health, LLC	^	(6)	Healthcare & Pharmaceuticals	5/6/2021	6	5,599	5,438	0.60
Atlas Ontario LP (Canada)	^	(6)(7)(16)	Business Services	4/7/2021	5,114	5,114	5,114	0.56
Bayside HoldCo, LLC	^	(6)(16)	Healthcare & Pharmaceuticals	5/31/2023	6	—	—	—
Blackbird Holdco, Inc.	^	(6)	Capital Equipment	12/14/2021	13	12,314	12,074	1.32

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Buckeye Parent, LLC	^	(6)(16)	Auto Aftermarket & Services	12/22/2021	885	$885	$85	0.01%
Chartis Holding, LLC	^	(6)(16)	Business Services	5/1/2019	433	421	637	0.07
CIP Revolution Holdings, LLC	^	(6)(16)	Media: Advertising, Printing & Publishing	8/19/2016	318	318	254	0.03
Cority Software Inc. (Canada)	^	(6)(7)(16)	Software	7/2/2019	250	250	696	0.08
Derm Growth Partners III, LLC	^	(6)(16)	Healthcare & Pharmaceuticals	5/31/2016	1,000	1,000	—	—
Diligent Corporation	^	(6)	Telecommunications	4/5/2021	13	12,842	12,761	1.40
ECP Parent, LLC	^	(6)(16)	Healthcare & Pharmaceuticals	3/29/2018	268	—	290	0.03
GB Vino Parent, L.P.	^	(6)(16)	Beverage & Food	10/29/2021	4	307	218	0.02
Integrity Marketing Group, LLC	^	(6)	Diversified Financial Services	12/21/2021	18,530	18,369	17,824	1.95
Legacy.com, Inc.	^	(6)(16)	High Tech Industries	3/20/2017	1,500	1,500	1,064	0.12
NearU Holdings LLC	^	(6)(16)	Consumer Services	8/16/2022	25	2,470	1,140	0.12
NEFCO Holding Company LLC	^	(6)	Construction & Building	8/5/2022	1	608	608	0.07
North Haven Goldfinch Topco, LLC	^	(6)(16)	Containers, Packaging & Glass	6/18/2018	2,315	2,315	—	—
Pascal Ultimate Holdings, L.P	^	(6)(16)	Capital Equipment	7/21/2021	36	364	910	0.10
Picard Parent, Inc.	^	(6)	High Tech Industries	9/30/2022	3	2,897	3,188	0.35
Profile Holdings I, LP	^	(6)(16)	Chemicals, Plastics & Rubber	3/8/2022	5	523	492	0.05
Sinch AB (Sweden)	^	(6)(7)(16)	High Tech Industries	3/26/2019	106	1,168	395	0.04
Summit K2 Midco, Inc.	^	(6)(16)	Diversified Financial Services	4/27/2023	121	121	161	0.02
Tailwind HMT Holdings Corp.	^	(6)(16)	Energy: Oil & Gas	11/17/2017	22	1,558	1,807	0.20
Talon MidCo 1 Limited	^	(6)(16)	Software	8/17/2022	1,018	1,456	1,694	0.19
Tank Holding Corp.	^	(6)(16)	Capital Equipment	3/26/2019	850	—	2,862	0.31
Titan DI Preferred Holdings, Inc.	^	(6)	Energy: Oil & Gas	2/11/2020	10,534	10,414	10,534	1.15
Turbo Buyer, Inc.	^	(6)(16)	Auto Aftermarket & Services	12/2/2019	1,925	933	2,501	0.27
U.S. Legal Support Investment Holdings, LLC	^	(6)(16)	Business Services	11/30/2018	641	641	722	0.08
W50 Parent LLC	^	(6)(16)	Business Services	1/10/2020	500	190	1,237	0.14
Zenith American Holding, Inc.	^	(6)(16)	Business Services	12/13/2017	1,565	760	1,888	0.21
Equity Investments Total						$85,929	$87,621	9.60%
Total investments—non-controlled/non-affiliated						$1,586,761	$1,539,120	168.61%

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
^ Denotes that all or a portion of the assets are owned by Carlyle Secured Lending, Inc. (together with its consolidated subsidiaries, “we,” “us,” “our,” “CGBD” or the “Company”). The Company has entered into a senior secured revolving credit facility (as amended, the “Credit Facility”). The lenders of the Credit Facility have a first lien security interest in substantially all of the portfolio investments held by the Company (see Note 8, Borrowings, to these unaudited consolidated financial statements). Accordingly, such assets are not available to creditors of Carlyle Direct Lending CLO 2015-1R LLC (the “2015-1 Issuer”).
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
(13)Under the Investment Company Act, the Company is deemed to be an “affiliated person” of and “control” this investment fund because the Company owns more than 25% of the investment fund’s outstanding voting securities and/or has the power to exercise control over management or policies of such investment fund. See Note 5, Middle Market Credit Fund, LLC and Note 6, Middle Market Credit Fund II, LLC, to these unaudited consolidated financial statements for more details. Transactions related to investments in controlled affiliates for the year ended December 31, 2023, were as follows:

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

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(amounts in thousands)
(14)Under the Investment Company Act, the Company is deemed an “affiliated person” of this portfolio because the Company owns 5% or more of the portfolio company’s outstanding voting securities. Transactions related to the portfolio company during the year ended December 31, 2023 were as follows:

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

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount **	Fair Value
Coupa Holdings, LLC	Delayed Draw	1.00%	$771	$15
Coupa Holdings, LLC	Revolver	0.50	591	12
CPI Intermediate Holdings, Inc.	Delayed Draw	1.00	927	(9)
CST Holding Company	Revolver	0.50	423	3
Denali Midco 2, LLC	Delayed Draw	1.00	876	—
Diligent Corporation	Revolver	0.50	22	—
Direct Travel, Inc.	Delayed Draw	0.50	615	—
Dwyer Instruments, Inc.	Revolver	0.50	1,178	—
Eliassen Group, LLC	Delayed Draw	1.00	2,668	(34)
Ellkay, LLC	Revolver	0.50	1,786	(244)
EPS Nass Parent, Inc.	Revolver	0.50	10	—
Excel Fitness Holdings, Inc.	Revolver	0.50	891	(13)
Excelitas Technologies Corp.	Delayed Draw	1.00	25	—
Excelitas Technologies Corp.	Revolver	0.50	143	(2)
FPG Intermediate Holdco, LLC	Delayed Draw	1.00	3,973	(38)
Greenhouse Software, Inc.	Revolver	0.50	2,204	(16)
Hadrian Acquisition Limited (United Kingdom)	Delayed Draw	2.33	£1,842	(11)
Harbour Benefit Holdings, Inc.	Revolver	0.50	3,180	(24)
Heartland Home Services, Inc.	Revolver	0.50	619	(25)
Hercules Borrower LLC	Revolver	0.50	2,160	—
Hoosier Intermediate, LLC	Revolver	0.50	2,400	(76)
HS Spa Holdings Inc.	Revolver	0.50	1,141	—
iCIMS, Inc.	Delayed Draw	—	5,432	—
iCIMS, Inc.	Revolver	0.50	2,026	(5)
IQN Holding Corp.	Delayed Draw	1.00	395	1
IQN Holding Corp.	Revolver	0.50	489	2
Kaseya, Inc.	Delayed Draw	1.00	1,076	(2)
Kaseya, Inc.	Revolver	0.50	1,541	(2)
Lifelong Learner Holdings, LLC	Revolver	0.50	2	—
LVF Holdings, Inc.	Revolver	0.38	2,919	(46)
Material Holdings, LLC	Revolver	1.00	460	(18)
Medical Manufacturing Technologies, LLC	Revolver	0.50	207	—
NEFCO Holding Company LLC	Delayed Draw	1.00	3,018	7
NEFCO Holding Company LLC	Revolver	0.50	403	1
NMI AcquisitionCo, Inc.	Revolver	0.50	1,280	(9)
North Haven Fairway Buyer, LLC	Revolver	0.50	1,154	12
North Haven Stallone Buyer, LLC	Delayed Draw	1.00	4,782	(89)

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount **		Fair Value
Oak Purchaser, Inc.	Delayed Draw	0.50%		$166	$(5)
Oak Purchaser, Inc.	Revolver	0.50		584	(16)
Oranje Holdco, Inc.	Revolver	0.50		1,006	4
Pestco Intermediate, LLC	Delayed Draw	2.00		1,387	(13)
Pestco Intermediate, LLC	Revolver	0.50		238	(2)
PF Atlantic Holdco 2, LLC	Revolver	0.50		2,759	(69)
Prophix Software Inc. (Canada)	Delayed Draw	—		379	—
Prophix Software Inc. (Canada)	Revolver	0.50		1,993	—
Pushpay USA Inc.	Revolver	0.50		1,235	(7)
PXO Holdings I Corp.	Delayed Draw	1.00		885	(19)
PXO Holdings I Corp.	Revolver	0.50		1,315	(28)
QNNECT, LLC	Delayed Draw	1.00		1,325	23
Radwell Parent, LLC	Revolver	0.38		1,116	4
RSC Acquisition, Inc.	Revolver	0.50		462	(3)
Sapphire Convention, Inc.	Revolver	0.50		4,471	—
SCP Eye Care HoldCo, LLC	Delayed Draw	1.00		14	—
SCP Eye Care HoldCo, LLC	Revolver	0.50		6	—
Smarsh Inc.	Delayed Draw	1.00		816	(9)
Smarsh Inc.	Revolver	0.50		408	(4)
Spotless Brands, LLC	Delayed Draw	1.00		15,000	136
Spotless Brands, LLC	Revolver	0.50		859	—
Summit Acquisition, Inc.	Delayed Draw	1.00		1,374	5
Summit Acquisition, Inc.	Revolver	0.50		687	2
Tank Holding Corp.	Revolver	0.38		1,214	(30)
Trader Corporation (Canada)	Revolver	0.50	C$	906	12
Tufin Software North America, Inc.	Delayed Draw	—		132	(1)
Tufin Software North America, Inc.	Revolver	0.50		1,339	(13)
Turbo Buyer, Inc.	Delayed Draw	1.00		2,967	(39)
Turbo Buyer, Inc.	Revolver	0.50		1,217	(16)
U.S. Legal Support, Inc.	Delayed Draw	0.50		1,423	(19)
U.S. Legal Support, Inc.	Revolver	0.50		653	(9)
Vensure Employee Services, Inc.	Delayed Draw	1.00		4,389	(66)
Wineshipping.com LLC	Revolver	0.50		238	(16)
Total unfunded commitments				$134,409	$(1,269)
(16)Represents a non-income producing security as of December 31, 2023.

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(amounts in thousands)
The type of investments as of December 31, 2023 consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$1,356,212	$1,311,503	71.3%
Second Lien Debt	191,657	188,175	10.2
Equity Investments	85,929	92,824	5.0
Investment Funds	271,097	249,379	13.5
Total	$1,904,895	$1,841,881	100.0%
The rate type of debt investments as of December 31, 2023 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value of First and Second Lien Debt
Floating Rate	$1,529,992	$1,481,580	98.8%
Fixed Rate	17,877	18,098	1.2
Total	$1,547,869	$1,499,678	100.0%
The industry composition of investments as of December 31, 2023 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$110,041	$102,939	5.6%
Auto Aftermarket & Services	75,867	74,333	4.0
Beverage & Food	63,382	60,198	3.3
Business Services	108,056	108,862	5.9
Capital Equipment	42,256	45,687	2.5
Chemicals, Plastics & Rubber	69,178	67,344	3.7
Construction & Building	25,825	26,014	1.4
Consumer Goods: Durable	5,373	5,552	0.3
Consumer Goods: Non-Durable	7,062	7,244	0.4
Consumer Services	82,904	80,668	4.4
Containers, Packaging & Glass	46,473	40,285	2.2
Diversified Financial Services	90,796	91,535	5.0
Energy: Oil & Gas	11,972	12,341	0.7
Environmental Industries	39,572	39,682	2.2
Healthcare & Pharmaceuticals	239,647	213,649	11.6
High Tech Industries	136,374	137,378	7.5
Investment Funds	271,097	249,379	13.4
Leisure Products & Services	130,116	131,916	7.2
Media: Advertising, Printing & Publishing	44,362	44,530	2.4
Retail	29,558	29,993	1.6

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(amounts in thousands)

Software	$166,536	$168,106	9.1%
Sovereign & Public Finance	78	79	0.0
Telecommunications	78,772	74,499	4.0
Transportation: Cargo	9,430	9,128	0.5
Utilities: Electric	920	902	0.0
Wholesale	19,248	19,638	1.1
Total	$1,904,895	$1,841,881	100.0%
The geographical composition of investments as of December 31, 2023 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Australia	$5,023	$5,139	0.3%
Canada	50,490	51,711	2.8
Luxembourg	41,755	40,095	2.2
Sweden	1,168	395	0.0
United Kingdom	75,844	73,713	4.0
United States	1,730,615	1,670,828	90.7
Total	$1,904,895	$1,841,881	100.0%
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARLYLE SECURED LENDING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
As of June 30, 2024
(amounts in thousands, except share and per share data, unless otherwise indicated)
1. ORGANIZATION
Carlyle Secured Lending, Inc. (together with its consolidated subsidiaries, “CGBD” or the “Company”) is a Maryland corporation formed on February 8, 2012, and structured as an externally managed, non-diversified closed-end investment company. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). In addition, the Company has elected to be treated, and intends to continue to comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (together with the rules and regulations promulgated thereunder, the “Code”).
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
TCG BDC SPV LLC (the “SPV”) is a Delaware limited liability company that was formed on January 3, 2013. Prior to the termination of its senior secured credit facility on December 11, 2020, the SPV invested in first and second lien senior secured loans. The SPV is a wholly owned subsidiary of the Company and is consolidated in these unaudited consolidated financial statements commencing from the date of its formation.
On June 26, 2015, the Company completed a $400,000 term debt securitization (the “2015-1 Debt Securitization”). The notes offered in the 2015-1 Debt Securitization (the “2015-1 Notes”) were issued by Carlyle Direct Lending CLO 2015-1R LLC (the “2015-1 Issuer”), a wholly owned and consolidated subsidiary of the Company. On August 30, 2018, the 2015-1 Issuer refinanced the 2015-1 Debt Securitization (the “2015-1 Debt Securitization Refinancing”) by redeeming in full the

2015-1 Notes and issuing new notes (the “2015-1R Notes”). The 2015-1R Notes are secured by a diversified portfolio of the 2015-1 Issuer consisting primarily of first and second lien senior secured loans. On July 2, 2024, the 2015-1 Issuer refinanced the 2015-1R Notes (the “2015-1R Refinancing”) by redeeming in full the 2015-1R Notes and issuing new notes and loans (the “2015-1N Debt”). Refer to Note 8, Borrowings, to these unaudited consolidated financial statements for details. The 2015-1 Issuer is consolidated in these unaudited consolidated financial statements commencing from the date of its formation.
On February 29, 2016, the Company and Credit Partners USA LLC (“Credit Partners”) entered into an amended and restated limited liability company agreement, as amended from time to time, (as amended, the “Limited Liability Company Agreement”) to co-manage Middle Market Credit Fund, LLC (“Credit Fund”). Credit Fund primarily invests in first lien loans of middle market companies. Credit Fund is managed by a six-member board of managers, on which the Company and Credit Partners each have equal representation. The Company and Credit Partners each have 50% economic ownership of Credit Fund and have commitments to fund, from time to time, capital of up to $250,000 each. Refer to Note 5, Middle Market Credit Fund, LLC, to these unaudited consolidated financial statements for details.
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
2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The Company is an investment company for the purposes of accounting and financial reporting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC 946”). The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, the SPV and the 2015-1 Issuer. All significant intercompany balances and transactions have been eliminated. U.S. GAAP for an investment company requires investments to be recorded at fair value. The carrying value for all other assets and liabilities approximates their fair value.
The interim consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of consolidated financial statements for the interim periods presented have been included. These adjustments are of a normal, recurring nature. This Form 10-Q should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2023. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the operating results to be expected for the full year.
Certain prior period disclosure within the Consolidated Schedule of Investments have been amended to conform to the current period presentation.

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
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash consist of demand deposits and highly liquid investments (e.g., money market funds, U.S. treasury notes) with original maturities of three months or less. Cash equivalents are carried at amortized cost, which approximates fair value. The Company’s cash, cash equivalents and restricted cash are held with one large financial institution and cash held in such financial institution may, at times, exceed the Federal Deposit Insurance Corporation insured limit. As of June 30, 2024 and December 31, 2023, the Company held restricted cash balances of $63,429 and $37,891, respectively, which represent amounts that are collected and held by trustees appointed by the Company for payment of interest expense and principal on the outstanding borrowings, or reinvestment into new assets. The amounts are held by the trustees as custodians of the assets securing certain of the Company’s financing transactions. There were no restricted cash balances denominated in a foreign currency as of June 30, 2024 and December 31, 2023. As of June 30, 2024 and December 31, 2023, the cost of foreign currencies was $2,869 and $659, respectively. As of June 30, 2024 and December 31, 2023, the fair value of foreign currencies was $2,857 and $659, respectively.

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
The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK income represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. As of June 30, 2024 and December 31, 2023, the fair value of the loans in the portfolio with PIK provisions was $223,252 and $337,061, respectively, which represents approximately 12.9% and 18.3%, respectively, of total investments at fair value. For the three and six months ended June 30, 2024, the Company earned $5,761 and $11,268 in PIK income, respectively. For the three and six months ended June 30, 2023, the Company earned $4,716 and $8,904 in PIK income, respectively.
Dividend Income
Dividend income from the investment funds, Credit Fund and Credit Fund II, and other investments funds, if any, is recorded on the record date for the investment fund to the extent that such amounts are payable by the investment funds and are expected to be collected.
Other Income
Other income may include income such as consent, waiver, amendment, unused, underwriting, arranger and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive fees for guaranteeing the outstanding debt of a portfolio company. Such fees are amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in prepaid expenses and other assets in the accompanying Consolidated Statements of Assets and Liabilities. For the three and six months ended June 30, 2024, the Company earned $773 and $2,555, respectively, in other income, primarily from amendment fees and prepayment fees. For the three and six months ended June 30, 2023, the Company earned $919 and $1,882, respectively, in other income, primarily from prepayment fees and commitment fees.
Non-Accrual Income
Loans are generally placed on non-accrual status when principal or interest payments are past due or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are current or there is no longer any reasonable doubt that such principal or interest will be collected in full and, in management’s judgment, are likely to remain current. Management may determine not to place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2024 and December 31, 2023, the fair value of the loans in the portfolio on non-accrual status was $30,209 and $38,061, respectively. The remaining first and second lien debt investments were performing and current on their interest payments as of June 30, 2024 and December 31, 2023 and for the periods then ended.
Credit Facility, Senior Notes, and Debt Securitization – Related Costs, Expenses and Deferred Financing Costs
The Company entered into a senior secured revolving credit facility (as amended, the “Credit Facility”). Interest expense and unused commitment fees on the Credit Facility are recorded on an accrual basis. Unused commitment fees are included in interest expense and credit facility fees in the accompanying Consolidated Statements of Operations.
On June 26, 2015, the Company completed the 2015-1 Debt Securitization. The $400 million 2015-1 Notes offered in the 2015-1 Debt Securitization were issued by the 2015-1 Issuer. The 2015-1 Notes were subsequently refinanced on August 30, 2018 in the 2015-1 Debt Securitization Refinancing by redeeming in full the previously issued securitized notes and issuing $449 million in 2015-1R Notes. The 2015-1R Notes were further refinanced on July 2, 2024 in the 2015-1N Refinancing by redeeming in full the 2015-1R Notes and issuing $410 million in 2015-1N Debt, including $30 million in Class C-R Notes retained by the Company.

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
In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. For the three and six months ended June 30, 2024, the Company incurred $977 and $1,807, respectively, in excise tax expense. For the three and six months ended June 30, 2023, the Company incurred $650 and $1,173, respectively, in excise tax expense.
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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the unaudited consolidated financial statements as of June 30, 2024 and audited consolidated financial statements as of December 31, 2023.
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
Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the three and six months ended June 30, 2024 and 2023, there were no transfers between levels.
The following tables summarize the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$1,224,830	$1,224,830
Second Lien Debt	—	—	146,954	146,954
Equity Investments	—	—	106,298	106,298
Mezzanine Loan	—	—	—	—
Subordinated Loan and Member's Interest	—	—	180,301	180,301
Total	$—	$—	$1,658,383	$1,658,383
Investments measured at net asset value(1)				$67,667
Total Investments				$1,726,050
Derivative liabilities(2)	—	(246)	—	(246)
Total				$1,725,804

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$1,311,503	$1,311,503
Second Lien Debt	—	—	188,175	188,175
Equity Investments	—	—	92,824	92,824
Mezzanine Loan	—	—	—	—
Subordinated Loan and Member's Interest	—	—	181,960	181,960
Total	$—	$—	$1,774,462	$1,774,462
Investments measured at net asset value(1)				$67,419
Total Investments				$1,841,881
Derivative assets(2)	—	985	—	985
Total				$1,842,866
(1)Amount represents the Company’s investment in Credit Fund II. The Company, as a practical expedient, estimates the fair value of this investment using the net asset value of the Company’s member’s interest in Credit Fund II. As such, the fair value of the Company’s investment in Credit Fund II has not been categorized within the fair value hierarchy.
(2)Located in other accrued expenses and liabilities as of June 30, 2024 and prepaid expenses and other assets as of December 31, 2023 on the accompanying Consolidated Statements of Assets and Liabilities.

The changes in the Company’s investments at fair value for which the Company has used Level 3 inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level 3 investments still held are as follows:

	Financial Assets
	For the three months ended June 30, 2024
	First Lien Debt	Second Lien Debt	Equity Investments	Investment Fund - Mezzanine Loan	Investment Fund - Subordinated Loan and Member's Interest	Total
Balance, beginning of period	$1,266,471	$165,353	$104,471	$—	$180,648	$1,716,943
Purchases	74,113	6,307	1,445	—	—	81,865
Sales	(9,850)	—	(6,610)	—	—	(16,460)
Paydowns	(97,478)	(21,453)	—	—	—	(118,931)
Accretion of discount	2,494	423	55	—	—	2,972
Net realized gains (losses)	(912)	—	5,110	—	—	4,198
Net change in unrealized appreciation (depreciation)	(10,008)	(3,676)	1,827	—	(347)	(12,204)
Balance, end of period	$1,224,830	$146,954	$106,298	$—	$180,301	$1,658,383
Net change in unrealized appreciation (depreciation) relating to Level 3 investments still held at the reporting date and included within the Consolidated Statements of Operations	$(10,834)	$(3,674)	$1,413	$—	$(347)	$(13,442)

	Financial Assets
	For the six months ended June 30, 2024
	First Lien Debt	Second Lien Debt	Equity Investments	Investment Fund - Mezzanine Loan	Investment Fund - Subordinated Loan and Member's Interest	Total
Balance, beginning of period	$1,311,503	$188,175	$92,824	$—	$181,960	$1,774,462
Purchases	144,995	6,713	24,337	—	—	176,045
Sales	(45,676)	—	(12,068)	—	—	(57,744)
Paydowns	(181,782)	(46,599)	(2,738)	—	—	(231,119)
Accretion of discount	5,135	817	178	—	—	6,130
Net realized gains (losses)	(24,110)	—	9,122	—	—	(14,988)
Net change in unrealized appreciation (depreciation)	14,765	(2,152)	(5,357)	—	(1,659)	5,597
Balance, end of period	$1,224,830	$146,954	$106,298	$—	$180,301	$1,658,383
Net change in unrealized appreciation (depreciation) relating to Level 3 investments still held at the reporting date and included within the Consolidated Statements of Operations	$(8,351)	$(1,639)	$703	$—	$(1,659)	$(10,946)

	Financial Assets
	For the three months ended June 30, 2023
	First Lien Debt	Second Lien Debt	Equity Investments	Investment Fund - Mezzanine Loan	Investment Fund - Subordinated Loan and Member's Interest	Total
Balance, beginning of period	$1,350,740	$259,429	$102,241	$—	$189,970	$1,902,380
Purchases	42,282	4,051	1,630	—	—	47,963
Sales	(32,655)	—	(1,495)	—	—	(34,150)
Paydowns	(72,255)	—	—	—	—	(72,255)
Accretion of discount	1,630	241	58	—	—	1,929
Net realized gains (losses)	(9,180)	1	1,188	—	—	(7,991)
Net change in unrealized appreciation (depreciation)	(7,912)	1,814	(1,408)	—	(869)	(8,375)
Balance, end of period	$1,272,650	$265,536	$102,214	$—	$189,101	$1,829,501
Net change in unrealized appreciation (depreciation) relating to Level 3 investments still held at the reporting date and included within the Consolidated Statements of Operations	$(7,830)	$1,814	$(263)	$—	$(869)	$(7,148)

	Financial Assets
	For the six months ended June 30, 2023
	First Lien Debt	Second Lien Debt	Equity Investments	Investment Fund - Mezzanine Loan	Investment Fund - Subordinated Loan and Member's Interest	Total
Balance, beginning of period	$1,359,962	$262,703	$94,190	$—	$190,065	$1,906,920
Purchases	97,107	4,374	3,992	—	—	105,473
Sales	(64,656)	(6,372)	(1,717)	—	—	(72,745)
Paydowns	(100,976)	(454)	(607)	—	—	(102,037)
Accretion of discount	3,251	419	114	—	—	3,784
Net realized gains (losses)	(22,609)	(48)	1,351	—	—	(21,306)
Net change in unrealized appreciation (depreciation)	571	4,914	4,891	—	(964)	9,412
Balance, end of period	$1,272,650	$265,536	$102,214	$—	$189,101	$1,829,501
Net change in unrealized appreciation (depreciation) relating to Level 3 investments still held at the reporting date and included within the Consolidated Statements of Operations	$(10,746)	$1,814	$5,797	$—	$(964)	$(4,099)
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
The following tables summarize the quantitative information related to the significant unobservable inputs for Level 3 instruments which are carried at fair value as of June 30, 2024 and December 31, 2023:

	Fair Value as of	Valuation Techniques	Significant Unobservable Inputs	Range		Weighted Average
	June 30, 2024			Low	High
Investments in First Lien Debt	$1,075,247	Discounted Cash Flow	Discount Rate	7.21%	20.07%	11.99%
	42,470	Consensus Pricing	Indicative Quotes	89.00%	99.90%	96.99%
	107,113	Income Approach	Discount Rate	10.45%	14.19%	11.83%
		Market Approach	Comparable Multiple	7.25x	13.20x	9.82x
Total First Lien Debt	1,224,830
Investments in Second Lien Debt	126,675	Discounted Cash Flow	Discount Rate	10.05%	19.24%	13.81%
	15,030	Consensus Pricing	Indicative Quotes	76.50%	99.50%	84.28%
	5,249	Income Approach	Discount Rate	10.49%	10.49%	10.49%
Total Second Lien Debt	146,954
Investments in Equity	62,231	Income Approach	Discount Rate	12.08%	14.47%	13.42%
	44,067	Market Approach	Comparable Multiple	6.00x	17.75x	10.31x
Total Equity Investments	106,298
Investments in Investment Funds
Subordinated Loan and Member's Interest	180,301	Discounted Cash Flow	Discount Rate	9.25%	9.25%	9.25%
		Discounted Cash Flow	Default Rate	3.00%	3.00%	3.00%
		Discounted Cash Flow	Recovery Rate	65.00%	65.00%	65.00%
Total Investments in Investment Funds	180,301
Total Level 3 Investments	$1,658,383

	Fair Value as of	Valuation Techniques	Significant Unobservable Inputs	Range		Weighted Average
	December 31, 2023			Low	High
Investments in First Lien Debt	$1,040,756	Discounted Cash Flow	Discount Rate	8.79%	18.80%	11.83%
	70,040	Consensus Pricing	Indicative Quotes	88.25%	100.00%	96.99%
	200,707	Income Approach	Discount Rate	10.73%	14.10%	11.69%
		Market Approach	Comparable Multiple	8.42x	12.34x	10.05x
Total First Lien Debt	1,311,503
Investments in Second Lien Debt	167,006	Discounted Cash Flow	Discount Rate	10.05%	18.29%	13.48%
	18,098	Consensus Pricing	Indicative Quotes	100.00%	100.00%	100.00%
	3,071	Income Approach	Discount Rate	10.87%	10.87%	10.87%
Total Second Lien Debt	188,175
Investments in Equity	92,824	Income Approach	Discount Rate	11.65%	14.47%	13.26%
		Market Approach	Comparable Multiple	6.25x	18.00x	10.05x
Total Equity Investments	92,824
Investments in Investment Funds
Subordinated Loan and Member's Interest	181,960	Discounted Cash Flow	Discount Rate	9.75%	9.75%	9.75%
		Discounted Cash Flow	Default Rate	3.00%	3.00%	3.00%
		Discounted Cash Flow	Recovery Rate	65.00%	65.00%	65.00%
Total Investments in Investment Funds	181,960
Total Level 3 Investments	$1,774,462
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
Financial instruments disclosed but not carried at fair value
The following table presents the principal amount and fair value of the Credit Facility, Senior Notes, and 2015-1R Notes as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
	Principal Amount	Fair Value	Principal Amount	Fair Value
Secured borrowings	$236,246	$236,246	$260,356	$260,356
2024 Notes	190,000	172,155	190,000	175,677
2028 Notes	85,000	84,754	85,000	85,985
Aaa/AAA Class A-1-1-R Notes	197,499	197,677	234,800	234,636
Aaa/AAA Class A-1-2-R Notes	42,057	42,057	50,000	49,870
Aaa/AAA Class A-1-3-R Notes	21,028	20,662	25,000	24,530
AA Class A-2-R Notes	66,000	66,185	66,000	66,066
A Class B Notes	46,400	46,400	46,400	46,511
BBB- Class C Notes	27,000	27,000	27,000	26,676
Total	$911,230	$893,136	$984,556	$970,307

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
Below is a summary of the base management fees and incentive fees incurred during the three and six months ended June 30, 2024 and 2023.

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Base management fees	$6,677	$7,185	$13,565	$14,421
Incentive fees	5,524	5,593	11,391	11,065
Total base management fees and incentive fees	$12,201	$12,778	$24,956	$25,486
Accrued capital gains incentive fees are based upon the cumulative net realized and unrealized appreciation (depreciation) from inception. Accordingly, the accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. For the three and six months ended June 30, 2024 and 2023, there were no accrued or realized capital gains incentive fees.
As of June 30, 2024 and December 31, 2023, $12,201 and $13,067, respectively, was included in base management and incentive fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
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
For the three and six months ended June 30, 2024, the Company incurred $312 and $813, respectively, in fees under the Administration Agreement. For the three and six months ended June 30, 2023, the Company incurred $469 and $497, respectively, in fees under the Administration Agreement. These fees are included in administrative service fees in the accompanying Consolidated Statements of Operations. As of June 30, 2024 and December 31, 2023, $740 and $2,991, respectively, was unpaid and included in administrative service fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
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
For the three and six months ended June 30, 2024, the Company incurred $183 and $340, respectively, in fees under State Street Sub-Administration Agreement. For the three and six months ended June 30, 2023, the Company incurred $171 and $329, respectively, in fees under the State Street Sub-Administration Agreement. These fees are included in other general and administrative expenses in the accompanying Consolidated Statements of Operations. As of June 30, 2024 and December 31, 2023, $230 and $222, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.
License Agreement
The Company has entered into a royalty free license agreement with CIM, which wholly owns the Investment Adviser and is a wholly owned subsidiary of Carlyle, pursuant to which CIM has granted the Company a non-exclusive, revocable and non-transferable license to use the name and mark “Carlyle.”

Board of Directors
The Company’s Board of Directors currently consists of seven members, four of whom are Independent Directors. The Board of Directors has established an Audit Committee, a Pricing Committee, a Nominating and Governance Committee and a Compensation Committee, the members of each of which consist of the Company’s Independent Directors. The Board of Directors may establish additional committees in the future. For the three and six months ended June 30, 2024, the Company incurred $159 and $310, respectively, in fees and expenses associated with its Directors' services on the Company's Board of Directors and its committees. For the three and six months ended June 30, 2023, the Company incurred $107 and $230, respectively, in fees and expenses associated with its Directors' services on the Company's Board of Directors and its committees. These fees are included in directors’ fees and expenses in the accompanying Consolidated Statements of Operations. As of June 30, 2024 and December 31, 2023, no fees or expenses associated with its Directors were payable.
Transactions with Investment Funds
At times, the Company will engage in purchase and sale transactions with Credit Fund, as detailed below. See Note 5, Middle Market Credit Fund, LLC, to these unaudited consolidated financial statements for further information about Credit Fund.

	Three months ended June 30,
	2024	2023
Number of investments sold	—	3
Proceeds from investments	$—	$18,237
Realized gain (loss) from investments	$—	$(94)

	Six months ended June 30,
	2024	2023
Number of investments sold	1	3
Proceeds from investments	$9,857	$18,237
Realized gain (loss) from investments	$(17)	$(94)
At times, the Company will engage in purchase and sale transactions with Credit Fund II, as detailed below. See Note 6, Middle Market Credit Fund II, LLC, to these unaudited consolidated financial statements for further information about Credit Fund II.

	Three months ended June 30,
	2024	2023
Number of investments sold	1	4
Proceeds from investments	$9,388	$10,749
Realized gain (loss) from investments	$8	$(183)

	Six months ended June 30,
	2024	2023
Number of investments sold	3	5
Proceeds from investments	$13,217	$20,589
Realized gain (loss) from investments	$28	$(173)
Cumulative Convertible Preferred Stock
On May 5, 2020, the Company issued and sold 2,000,000 shares of the cumulative convertible preferred stock, par value $0.01 per share (the “Preferred Stock”), to an affiliate of Carlyle in a private placement at a price of $25 per share. For both the three and six months ended June 30, 2024 and 2023, the Company declared and paid dividends on the Preferred Stock of $875 and $1,750, respectively. See Note 10, Net Assets, and Note 14, Subsequent Events, to these unaudited consolidated financial statements for further information about the Preferred Stock.

Transactions with Carlyle
On November 13, 2023, the Company paid an affiliate of Carlyle a fee for underwriting services rendered in connection with the issuance of the 2028 Notes in the amount of 3.15% of the aggregate principal of the notes underwritten by the affiliate. See Note 8, Borrowings, to these unaudited consolidated financial statements for further information about the 2028 Notes.

Merger Agreement
On August 2, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Carlyle Secured Lending III, a Delaware statutory trust (“CSL III”), Blue Fox Merger Sub, Inc., a Maryland corporation and wholly-owned subsidiary of the Company (“Merger Sub”), and, solely for the limited purposes set forth therein, CSL III Advisor, LLC, a Delaware limited liability company and investment adviser to CSL III (“CSL III Advisor”), and the Investment Adviser (together with CSL III Advisor, the “Advisors”), pursuant to which, on the terms and subject to the conditions set forth in the Merger Agreement, (i) Merger Sub will merge with and into CSL III, with CSL III continuing as the surviving company and as a wholly-owned subsidiary of the Company (the “Merger”) and (ii) immediately thereafter, CSL III will merge with and into the Company, with the Company continuing as the surviving company (together with the Merger, the “Mergers”). See Note 14, Subsequent Events, to these unaudited consolidated financial statements for further information regarding the Merger Agreement and the Mergers.
5. MIDDLE MARKET CREDIT FUND, LLC
Overview
On February 29, 2016, the Company and Credit Partners entered into an amended and restated limited liability company agreement, which was most recently amended and restated on April 20, 2023 (as amended, the “Limited Liability Company Agreement”) to co-manage Credit Fund, a Delaware limited liability company that is not consolidated in the Company’s consolidated financial statements. Credit Fund primarily invests in first lien loans of middle market companies. Credit Fund is managed by a six-member board of managers, on which the Company and Credit Partners each have equal representation. Establishing a quorum for Credit Fund’s board of managers requires at least four members to be present at a meeting, including at least two of the Company’s representatives and two of Credit Partners’ representatives. The Company and Credit Partners each have 50% economic ownership of Credit Fund and have commitments to fund, from time to time, capital of up to $250,000 each. Funding of such commitments generally requires the approval of the board of Credit Fund, including the board members appointed by the Company. By virtue of its membership interest, the Company and Credit Partners each indirectly bear an allocable share of all expenses and other obligations of Credit Fund.
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
Selected Financial Data
Since inception of Credit Fund and through June 30, 2024 and December 31, 2023, the Company and Credit Partners each made capital contributions of $1 in members’ equity and $216,000 in subordinated loans to Credit Fund. On May 25,

2021, the Company and Credit Partners each received an aggregate return of capital on the subordinated loans of $23,000. Below is certain summarized consolidated financial information for Credit Fund as of June 30, 2024 and December 31, 2023.

	As of
	June 30, 2024	December 31, 2023
Selected Consolidated Balance Sheet Information:	(unaudited)
ASSETS
Investments, at fair value (amortized cost of $616,033 and $794,899, respectively)	$589,157	$761,112
Cash, cash equivalents and restricted cash(1)	23,593	36,177
Other assets	16,816	7,812
Total assets	$629,566	$805,101
LIABILITIES AND MEMBERS’ EQUITY
Secured borrowings	$270,221	$447,221
Other liabilities	28,324	31,617
Subordinated loans and members’ equity (2)	331,021	326,263
Total liabilities and members’ equity	$629,566	$805,101
(1)As of June 30, 2024 and December 31, 2023, $13,155 and $14,106, respectively, of Credit Fund’s cash and cash equivalents was restricted.
(2)As of June 30, 2024 and December 31, 2023, the fair value of the Company's ownership interest in the subordinated loans and members' equity was $180,301 and $181,960, respectively.

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Selected Consolidated Statements of Operations Information:	(unaudited)		(unaudited)
Total investment income	$18,944	$22,491	$40,767	$45,445
Expenses
Interest and credit facility expenses	8,369	10,440	18,442	20,712
Other expenses	401	548	997	1,001
Total expenses	8,770	10,988	19,439	21,713
Net investment income (loss)	10,174	11,503	21,328	23,732
Net realized gain (loss) on investments	(738)	(7,477)	(1,481)	(9,709)
Net change in unrealized appreciation (depreciation) on investments	(4,618)	(1,606)	6,911	(4,482)
Net increase (decrease) resulting from operations	$4,818	$2,420	$26,758	$9,541
Below is a summary of Credit Fund’s portfolio, followed by a listing of the loans in Credit Fund’s portfolio as of June 30, 2024 and December 31, 2023:

	As of
	June 30, 2024	December 31, 2023
Senior secured loans(1)	$624,411	$803,541
Number of portfolio companies in Credit Fund	32	38
Average amount per portfolio company(1)	$19,513	$21,146
Number of loans on non-accrual status	3	3
Fair value of loans on non-accrual status	$15,233	$13,263
Percentage of portfolio at floating interest rates(2)(3)	100.0%	100.0%
Fair value of loans with PIK provisions	$44,045	$36,481
Percentage of portfolio with PIK provisions(3)	7.5%	4.8%
(1)At par/principal amount.
(2)Floating rate debt investments are generally subject to interest rate floors.
(3)Percentages based on fair value.

Consolidated Schedule of Investments as of June 30, 2024
Investments (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
First Lien Debt (100.0% of fair value)
ACR Group Borrower, LLC	^+	(2)(3)(9)	Aerospace & Defense	SOFR	4.25%	9.58%	3/31/2028	$34,661	$34,303	$34,546
Allied Benefit Systems Intermediate LLC	+	(2)(3)	Healthcare & Pharmaceuticals	SOFR	5.25%	10.59%	10/31/2030	8,617	8,497	8,789
Alpine Acquisition Corp II	+	(2)(3)(6)	Transportation: Cargo	SOFR	6.00%	11.43%	11/30/2026	9,849	9,537	9,001
API Technologies Corp.	+	(2)(6)(7)	Aerospace & Defense	SOFR	1.00%, 6.00% PIK	12.33%	5/9/2027	15,203	13,429	10,642
API Technologies Corp.	^	(2)(3)(6)	Aerospace & Defense	SOFR	1.00%, 6.00% PIK	12.33%	5/9/2027	1,343	792	1,343
BMS Holdings III Corp.	+	(2)(3)(6)	Construction & Building	SOFR	5.50%	10.97%	9/30/2026	10,962	10,910	10,535
Chartis Holding, LLC	^+	(2)(3)(9)	Business Services	SOFR	5.75%	11.22%	11/1/2027	6,786	6,786	6,777
Chemical Computing Group ULC (Canada)	^+	(2)(3)(6)(9)	Software	SOFR	4.50%	9.94%	8/30/2025	11,416	11,372	11,416
Divisions Holding Corporation	+	(2)(3)(6)	Business Services	SOFR	4.75%	10.21%	5/27/2028	12,942	12,861	12,925
DTI Holdco, Inc.	+	(2)(3)	High Tech Industries	SOFR	4.75%	10.09%	4/26/2029	29,475	29,032	29,578
Eliassen Group, LLC	+	(2)(3)	Business Services	SOFR	5.75%	11.08%	4/14/2028	19,084	18,912	18,900
EvolveIP, LLC	^+	(2)(3)(6)	Telecommunications	SOFR	1.00%, 4.50% PIK	10.98%	6/7/2025	44,009	43,996	42,702
Exactech, Inc.	+	(2)(3)(6)	Healthcare & Pharmaceuticals	SOFR	3.75%	9.20%	2/14/2025	20,743	20,725	4,356
GSM Acquisition Corp.	+	(2)(3)(6)	Leisure Products & Services	SOFR	5.00%	10.46%	11/16/2026	30,509	30,349	30,509
Heartland Home Services, Inc.	+	(2)(3)(6)(9)	Consumer Services	SOFR	6.00%	11.36%	12/15/2026	23,885	23,833	22,774
Heartland Home Services, Inc.	+	(2)(3)(6)	Consumer Services	SOFR	5.75%	11.18%	12/15/2026	7,132	7,077	6,774
HMT Holding Inc.	^+	(2)(3)(6)(9)	Energy: Oil & Gas	SOFR	6.00%	11.50%	11/17/2025	34,642	34,575	34,166
Jensen Hughes, Inc.	^+	(2)(3)(6)(9)	Utilities: Electric	SOFR	5.75%	11.18%	3/22/2025	35,053	35,048	34,808
KAMC Holdings, Inc.	+	(2)(6)	Energy: Electricity	SOFR	4.00%	9.60%	8/14/2026	13,335	13,312	13,193
KBP Investments, LLC	+	(2)(3)(6)	Beverage & Food	SOFR	5.50%	11.10%	5/25/2027	37,352	37,224	36,568
LVF Holdings, Inc.	+	(2)(3)(6)	Beverage & Food	SOFR	5.75%	11.23%	6/10/2027	9,949	9,822	9,947
North Haven Fairway Buyer, LLC	+	(2)(3)	Consumer Services	SOFR	6.50%	11.83%	5/17/2028	6,666	6,532	6,732
Output Services Group, Inc.	^	(2)(3)(6)(7)	Media: Advertising, Printing & Publishing	SOFR	6.25%	11.57%	11/30/2028	4,160	3,036	3,106
PF Atlantic Holdco 2, LLC	+	(2)(3)(6)	Leisure Products & Services	SOFR	5.50%	10.99%	11/12/2027	15,163	14,996	15,072
Radiology Partners, Inc.	+	(2)(6)	Healthcare & Pharmaceuticals	SOFR	5.00%	10.59%	1/31/2029	18,401	18,384	17,435
Striper Buyer, LLC	+	(2)(3)	Containers, Packaging & Glass	SOFR	5.50%	10.94%	12/30/2026	14,475	14,405	13,795
Summit Acquisition, Inc.	+	(2)(3)	Diversified Financial Services	SOFR	6.75%	12.08%	5/1/2030	5,925	5,767	6,044
Tank Holding Corp.	+	(2)(3)(6)	Capital Equipment	SOFR	5.75%	11.19%	3/31/2028	19,649	19,241	19,457
Turbo Buyer, Inc.	+	(2)(3)(9)	Auto Aftermarket & Services	SOFR	6.00%	11.48%	12/2/2025	34,191	34,083	32,642
U.S. TelePacific Holdings Corp.	^	(2)(3)(6)(7)	Telecommunications	SOFR	1.00%, 6.00% PIK	12.32%	5/2/2026	3,907	3,122	1,485
USALCO, LLC	+	(2)(3)(6)	Chemicals, Plastics & Rubber	SOFR	6.00%	11.60%	10/19/2027	14,620	14,440	14,620
VRC Companies, LLC	^+	(2)(3)(6)(9)	Business Services	SOFR	5.50%	11.09%	6/29/2027	23,380	23,176	23,332
WRE Holding Corp.	^+	(2)(3)(6)(9)	Environmental Industries	SOFR	5.00%	10.38%	1/3/2025	8,027	8,026	8,027

Consolidated Schedule of Investments as of June 30, 2024
Investments (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
Yellowstone Buyer Acquisition, LLC	+	(2)(3)(6)	Consumer Goods: Durable	SOFR	5.75%	11.07%	9/13/2027	$38,900	$38,433	$37,161
First Lien Debt Total									$616,033	$589,157
Equity Investments (0.0% of fair value)
Output Services Group, Inc.	^	(8)	Media: Advertising, Printing & Publishing					205	$—	$—
Equity Investments Total									$—	$—
Total Investments									$616,033	$589,157
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
(1)Unless otherwise indicated, issuers of investments held by Credit Fund are domiciled in the United States. As of June 30, 2024, the geographical composition of investments as a percentage of fair value was 1.9% in Canada and 98.1% in the United States. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either SOFR or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, Credit Fund has indicated the reference rate used and provided the spread and the interest rate in effect as of June 30, 2024. As of June 30, 2024, the reference rates for Credit Fund’s variable rate loans were the 30-day SOFR at 5.34%, the 90-day SOFR at 5.32% and the 180-day SOFR at 5.27%.
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
(7)Loan was on non-accrual status as of June 30, 2024.
(8)Represents a non-income producing security as of June 30, 2024.
(9)As of June 30, 2024, Credit Fund had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

First Lien Debt – unfunded delayed draw and revolving term loans commitments	Type	Unused Fee	Par/ Principal Amount	Fair Value
ACR Group Borrower, LLC	Revolver	0.38%	$6,300	$(18)
Chartis Holding, LLC	Revolver	0.50	2,183	(2)
Chemical Computing Group ULC (Canada)	Revolver	0.50	873	—
Heartland Home Services, Inc.	Revolver	0.50	771	(35)
HMT Holding Inc.	Revolver	0.50	3,175	(39)
Jensen Hughes, Inc.	Revolver	0.50	455	(3)
Turbo Buyer, Inc.	Revolver	0.50	467	(21)
VRC Companies, LLC	Revolver	0.50	833	(2)
WRE Holding Corp.	Revolver	0.50	1,123	—
Total unfunded commitments			$16,180	$(120)

Consolidated Schedule of Investments as of December 31, 2023
Investments (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
First Lien Debt (100.0% of fair value)
ACR Group Borrower, LLC	^+	(2)(3)(8)	Aerospace & Defense	SOFR	4.25%	9.60%	3/31/2028	$37,564	$37,165	$37,338
Allied Benefit Systems Intermediate LLC	+	(2)(3)	Healthcare & Pharmaceuticals	SOFR	5.25%	10.63%	10/31/2030	8,639	8,511	8,509
Alpine Acquisition Corp II	+	(2)(3)(6)	Transportation: Cargo	SOFR	6.00%	11.46%	11/30/2026	9,899	9,531	9,462
API Technologies Corp.	+	(2)(6)(7)	Aerospace & Defense	SOFR	1.00%, 6.00% PIK	12.36%	5/9/2027	14,752	13,905	8,870
API Technologies Corp.	^	(2)(3)(6)	Aerospace & Defense	SOFR	1.00%, 6.00% PIK	12.36%	5/9/2027	1,303	620	1,264
Avalign Technologies, Inc.	+	(2)(6)	Healthcare & Pharmaceuticals	SOFR	4.50%	9.98%	12/22/2025	14,145	14,099	13,120
BMS Holdings III Corp.	+	(2)(3)(6)	Construction & Building	SOFR	5.50%	10.97%	9/30/2026	11,018	10,956	10,768
Chartis Holding, LLC	^+	(2)(3)(6)(8)	Business Services	SOFR	5.00%	10.52%	5/1/2025	8,002	8,002	7,985
Chemical Computing Group ULC (Canada)	^+	(2)(3)(6)(8)	Software	SOFR	4.50%	9.86%	8/30/2024	11,488	11,415	11,438
Diligent Corporation	^+	(2)(3)(6)(8)	Telecommunications	SOFR	6.25%	11.78%	8/4/2025	9,949	9,839	9,886
Divisions Holding Corporation	+	(2)(3)(6)	Business Services	SOFR	4.75%	10.22%	5/27/2028	14,044	13,948	13,965
DTI Holdco, Inc.	+	(2)(3)	High Tech Industries	SOFR	4.75%	10.13%	4/26/2029	29,625	29,144	29,335
Eliassen Group, LLC	+	(2)(3)	Business Services	SOFR	5.50%	10.85%	4/14/2028	19,181	18,990	18,946
EPS Nass Parent, Inc.	^+	(2)(3)(6)(8)	Utilities: Electric	SOFR	5.75%	11.25%	4/19/2028	34,525	34,055	33,365
EvolveIP, LLC	^+	(2)(3)(6)	Telecommunications	SOFR	5.50%	11.19%	6/7/2025	42,720	42,701	40,964
Exactech, Inc.	+	(2)(3)(6)	Healthcare & Pharmaceuticals	SOFR	3.75%	9.11%	2/14/2025	20,856	20,823	10,636
GSM Acquisition Corp.	+	(2)(3)(6)	Leisure Products & Services	SOFR	5.00%	10.41%	11/16/2026	30,659	30,468	30,429
Heartland Home Services, Inc.	+	(2)(3)(6)	Consumer Services	SOFR	5.75%	11.11%	12/15/2026	7,169	7,104	6,848
Heartland Home Services, Inc.	+	(2)(3)(6)(8)	Consumer Services	SOFR	6.00%	11.36%	12/15/2026	24,008	23,947	23,054
HMT Holding Inc.	^+	(2)(3)(6)(8)	Energy: Oil & Gas	SOFR	6.00%	11.56%	11/17/2025	34,634	34,543	33,931
Integrity Marketing Acquisition, LLC	+	(2)(3)(6)	Diversified Financial Services	SOFR	6.05%	11.54%	8/27/2026	36,572	36,358	36,071
Integrity Marketing Acquisition, LLC	^+	(2)(3)(6)	Diversified Financial Services	SOFR	6.02%	11.51%	8/27/2026	6,879	6,829	6,781
Jensen Hughes, Inc.	^+	(2)(3)(6)(8)	Utilities: Electric	SOFR	5.75%	11.20%	3/22/2025	33,730	33,722	33,602
KAMC Holdings, Inc.	+	(2)(6)	Energy: Electricity	SOFR	4.00%	9.65%	8/14/2026	13,405	13,377	11,394
KBP Investments, LLC	+	(2)(3)(6)	Beverage & Food	SOFR	5.50%, 1.00% PIK	11.97%	5/25/2027	37,453	37,305	35,217
North Haven Fairway Buyer, LLC	+	(2)(3)	Consumer Services	SOFR	6.50%	11.85%	5/17/2028	6,700	6,552	6,767
Output Services Group, Inc.	^	(2)(3)(6)(7)	Media: Advertising, Printing & Publishing	SOFR	6.25%	12.07%	11/30/2028	4,160	3,306	3,225
PF Atlantic Holdco 2, LLC	+	(2)(3)(6)	Leisure Products & Services	SOFR	5.50%	11.12%	11/12/2027	15,240	15,052	14,874
Premise Health Holding Corp.	+	(2)(6)	Healthcare & Pharmaceuticals	SOFR	3.75%	9.25%	7/10/2025	13,168	13,151	12,904
Radiology Partners, Inc.	+	(2)(6)	Healthcare & Pharmaceuticals	SOFR	4.25%	10.18%	7/9/2025	27,553	27,515	21,987
RevSpring Inc.	+	(2)(6)	Media: Advertising, Printing & Publishing	SOFR	4.00%	9.61%	10/11/2025	28,548	28,474	28,425
Striper Buyer, LLC	+	(2)(3)	Containers, Packaging & Glass	SOFR	5.50%	10.96%	12/30/2026	14,550	14,467	14,460
Summit Acquisition, Inc.	+	(2)(3)	Diversified Financial Services	SOFR	6.75%	12.10%	5/1/2030	5,940	5,772	5,967
Tank Holding Corp.	+	(2)(3)(6)	Capital Equipment	SOFR	5.75%	11.21%	3/31/2028	19,749	19,296	19,292
Turbo Buyer, Inc.	+	(2)(3)(8)	Auto Aftermarket & Services	SOFR	6.00%	11.50%	12/2/2025	33,900	33,757	33,447

Consolidated Schedule of Investments as of December 31, 2023
Investments (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
U.S. TelePacific Holdings Corp.	^	(2)(3)(6)(7)	Telecommunications	SOFR	1.00%, 6.00% PIK	12.53%	5/2/2026	$3,799	$3,270	$1,168
USALCO, LLC	+	(2)(3)(6)	Chemicals, Plastics & Rubber	SOFR	6.00%	11.61%	10/19/2027	14,696	14,493	14,696
VRC Companies, LLC	^+	(2)(3)(6)(8)	Business Services	SOFR	5.50%	11.14%	6/29/2027	23,500	23,267	23,308
Welocalize, Inc.	^+	(2)(3)(6)(8)	Business Services	SOFR	4.75%	10.20%	12/23/2024	32,649	32,531	31,466
WRE Holding Corp.	^+	(2)(3)(6)(8)	Environmental Industries	SOFR	5.00%	10.41%	1/3/2025	8,070	8,068	8,021
Yellowstone Buyer Acquisition, LLC	+	(2)(3)(6)	Consumer Goods: Durable	SOFR	5.75%	11.18%	9/13/2027	39,100	38,571	37,927
First Lien Debt Total									$794,899	$761,112
Equity Investments (0.0% of fair value)
Output Services Group, Inc.	^	(9)	Media: Advertising, Printing & Publishing					205	$—	$—
Equity Investments Total									$—	$—
Total Investments									$794,899	$761,112
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
(6)Loans include a credit spread adjustment that ranges from 0.10% to 0.43%.
(7)Loan was on non-accrual status as of December 31, 2023.
(8)As of December 31, 2023, Credit Fund had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

First Lien Debt—unfunded delayed draw and revolving term loans commitments	Type	Unused Fee	Par/ Principal Amount	Fair Value
ACR Group Borrower, LLC	Revolver	0.38%	$3,570	$(20)
Chartis Holding, LLC	Revolver	0.50	1,003	(2)
Chemical Computing Group ULC (Canada)	Revolver	0.50	873	(4)
Diligent Corporation	Revolver	0.50	323	(2)
EPS Nass Parent, Inc.	Revolver	0.50	359	(13)
Heartland Home Services, Inc.	Revolver	0.50	772	(31)
HMT Holding Inc.	Revolver	0.50	3,351	(62)
Jensen Hughes, Inc.	Revolver	0.50	1,955	(7)
Turbo Buyer, Inc.	Revolver	0.50	933	(12)
VRC Companies, LLC	Revolver	0.50	833	(6)

Welocalize, Inc.	Revolver	0.50%	$5,625	$(174)
WRE Holding Corp.	Revolver	0.50	1,123	(6)
Total unfunded commitments			$20,720	$(339)
(9)Represents a non-income producing security as of December 31, 2023.

Debt
The Credit Fund and Credit Fund Sub are party to separate credit facilities, as described below. As of June 30, 2024 and December 31, 2023, Credit Fund and Credit Fund Sub were in compliance with all covenants and other requirements of their respective credit facility agreements. Below is a summary of the borrowings and repayments under the credit facilities for the respective periods.

	Credit Fund Facility		Credit Fund Sub Facility
	2024	2023	2024	2023
Three months ended June 30,
Outstanding borrowing, beginning of period	$—	$—	$442,221	$517,221
Borrowings	—	—	—	5,000
Repayments	—	—	(172,000)	(23,000)
Outstanding Borrowing, end of period	$—	$—	$270,221	$499,221

Six months ended June 30,
Outstanding borrowing, beginning of period	$—	$—	$447,221	$588,621
Borrowings	—	—	2,000	14,000
Repayments	—	—	(179,000)	(103,400)
Outstanding Borrowing, end of period	$—	$—	$270,221	$499,221
Credit Fund Facility. On June 24, 2016, Credit Fund closed on the Credit Fund Facility, which has been amended from time to time, most recently on May 21, 2023 and March 26, 2024, pursuant to which Credit Fund may from time to time request mezzanine loans from the Company. The maximum principal amount of the Credit Fund Facility is $100,000 ($175,000 prior to the May 21, 2023 amendment), subject to availability under the Credit Fund Facility, which is based on certain advance rates multiplied by the value of Credit Fund’s portfolio investments net of certain other indebtedness that Credit Fund may incur in accordance with the terms of the Credit Fund Facility. Proceeds of the Credit Fund Facility may be used for general corporate purposes, including the funding of portfolio investments. Amounts drawn under the Credit Fund Facility bear interest at the greater of zero and SOFR (LIBOR prior to the May 21, 2023 amendment) plus an applicable spread of 5.50% (9.00% prior to the March 26, 2024 amendment) and such interest payments are made quarterly. The availability period under the Credit Fund Facility will terminate on May 21, 2025, (May 21, 2023 prior to the May 21, 2023 amendment), which is also its maturity date upon which Credit Fund is obligated to repay any outstanding borrowings.
Credit Fund Sub Facility. On June 24, 2016, Credit Fund Sub closed on the Credit Fund Sub Facility with lenders, which has been amended from time to time, most recently on April 20, 2023 and March 29, 2024. The Credit Fund Sub Facility provides up to an amount equal to $465,000 ($640,000 prior to the May 29, 2024 amendment) in secured borrowings during the applicable revolving period (the borrowing base as calculated pursuant to the terms of the Credit Fund Sub Facility) . The aggregate maximum credit commitment can be increased up to an amount not to exceed $1,400,000, subject to certain restrictions and conditions set forth in the Credit Fund Sub Facility, including adequate collateral to support such borrowings. The Credit Fund Sub Facility has a revolving period through May 23, 2025 (May 23, 2023 prior to the April 20, 2023 amendment) and a maturity date of May 23, 2026, (May 23, 2025 prior to the April 20, 2023 amendment), which may be extended by mutual agreement of the parties to the Credit Fund Sub Facility. Borrowings under the Credit Fund Sub Facility bear interest initially at the applicable commercial paper rate (if the lender is a conduit lender) or SOFR plus 2.70% (2.35% prior to the April 20, 2023 amendment). The Credit Fund Sub is also required to pay an undrawn commitment fee of between 0.50% and 0.75% per year depending on the usage of the Credit Fund Sub Facility. Payments under the Credit Fund Sub Facility are made quarterly. Subject to certain exceptions, the Facility is secured by a first lien security interest in substantially all of the portfolio investments held by the Credit Fund Sub.
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
Selected Financial Data
Since inception of Credit Fund II and through June 30, 2024, the Company and CCLF made capital contributions of $78,096 and $12,709 in members’ equity, respectively, to Credit Fund II. Below is certain summarized consolidated information for Credit Fund II as of June 30, 2024 and December 31, 2023.

	As of
	June 30, 2024	December 31, 2023
Selected Consolidated Balance Sheet Information:	(unaudited)
ASSETS
Investments, at fair value (amortized cost of $224,846 and $251,107, respectively)	$221,615	$237,914
Cash and cash equivalents(1)	31,681	6,593
Other assets	3,604	2,818
Total assets	$256,900	$247,325
LIABILITIES AND MEMBERS’ EQUITY
Notes payable, net of unamortized debt issuance costs of $779 and $839, respectively	$156,721	$156,661
Other liabilities	19,749	10,526
Total members' equity(2)	80,430	80,138
Total liabilities and members’ equity	$256,900	$247,325
(1)As of June 30, 2024 and December 31, 2023, all of Credit Fund II’s cash and cash equivalents was restricted.
(2)As of June 30, 2024 and December 31, 2023, the fair value of Company's ownership interest in the members' equity was $67,667 and $67,419, respectively.

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Selected Consolidated Statements of Operations Information:	(unaudited)		(unaudited)
Total investment income	$6,744	$6,933	$14,378	$13,540
Expenses
Interest expense and credit facility fees	3,296	3,139	6,618	6,083
Other expenses	202	192	380	467
Total expenses	3,498	3,331	6,998	6,550
Net investment income (loss)	3,246	3,602	7,380	6,990
Net realized gain (loss) on investments	(805)	—	(9,850)	—
Net change in unrealized appreciation (depreciation) on investments	1,126	(5,531)	9,962	(7,611)
Net increase (decrease) resulting from operations	$3,567	$(1,929)	$7,492	$(621)
Below is a summary of Credit Fund II’s portfolio, followed by a listing of the loans in Credit Fund II’s portfolio as of June 30, 2024 and December 31, 2023:

	As of
	June 30, 2024	December 31, 2023
Senior secured loans(1)	$228,033	$255,486
Number of portfolio companies in Credit Fund II	32	36
Average amount per portfolio company(1)	$7,126	$7,097
Number of loans on non-accrual status	1	1
Fair value of loans on non-accrual status	$633	$—
Percentage of portfolio at floating interest rates(2)(3)	100.0%	97.9%
Percentage of portfolio at fixed interest rates(3)	—%	2.1%
Fair value of loans with PIK provisions	$23,037	$20,117
Percentage of portfolio with PIK provisions(3)	10.4%	8.5%
(1)At par/principal amount.
(2)Floating rate debt investments are generally subject to interest rate floors.
(3)Percentages based on fair value.

Consolidated Schedule of Investments as of June 30, 2024
Investments (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
First Lien Debt (95.2% of fair value)
Alpine Acquisition Corp II	^	(2)(3)(6)	Transportation: Cargo	SOFR	6.00%	11.43%	11/30/2026	$3,217	$3,131	$2,940
Appriss Health, LLC	^	(2)(3)(6)	Healthcare & Pharmaceuticals	SOFR	7.00%	12.48%	5/6/2027	7,408	7,319	7,310
Ascend Buyer, LLC	^	(2)(3)(6)	Containers, Packaging & Glass	SOFR	5.75%	11.23%	9/30/2028	8,940	8,819	8,881
Aurora Lux FinCo S.Á.R.L. (Luxembourg)	^	(2)(3)(6)	Software	SOFR	3.00%, 4.00% PIK	12.34%	12/24/2026	4,419	4,374	4,211
BMS Holdings III Corp.	^	(2)(3)(6)	Construction & Building	SOFR	5.50%	10.97%	9/30/2026	3,191	3,161	3,067
Chartis Holding, LLC	^	(2)(3)	Business Services	SOFR	5.75%	11.22%	11/1/2027	9,670	9,666	9,661
Comar Holding Company, LLC	^	(2)(3)(6)	Containers, Packaging & Glass	SOFR	2.00%, 4.75% PIK	12.09%	6/18/2026	8,879	8,870	7,954
Cority Software Inc. (Canada)	^	(2)(3)	Software	SOFR	7.00%	12.30%	7/2/2026	1,287	1,285	1,287
Cority Software Inc. (Canada)	^	(2)(3)	Software	SOFR	5.00%	10.30%	7/2/2026	8,491	8,433	8,491
Dwyer Instruments, Inc.	^	(2)(3)(6)	Capital Equipment	SOFR	5.75%	11.18%	7/21/2027	9,764	9,728	9,764
EvolveIP, LLC	^	(2)(3)(6)	Telecommunications	SOFR	1.00%, 4.50% PIK	10.98%	6/7/2025	8,781	8,779	8,520
Harbour Benefit Holdings, Inc.	^	(2)(3)(6)	Business Services	SOFR	5.00%	10.48%	12/13/2024	9,631	9,627	9,596
Hoosier Intermediate, LLC	^	(2)(3)(6)	Healthcare & Pharmaceuticals	SOFR	5.00%	10.47%	11/15/2028	6,349	6,203	6,349
HS Spa Holdings Inc.	^	(2)(3)	Consumer Services	SOFR	5.25%	10.60%	6/2/2029	8,475	8,350	8,482
LVF Holdings, Inc.	^	(2)(3)(6)	Beverage & Food	SOFR	5.75%	11.23%	6/10/2027	9,951	9,830	9,949
Material Holdings, LLC	^	(2)(3)(6)	Business Services	SOFR	6.00%	11.33%	8/19/2027	6,486	6,486	6,486
Material Holdings, LLC	^	(2)(3)(6)(8)	Business Services	SOFR	6.00%	11.32%	8/19/2027	1,578	642	633
Maverick Acquisition, Inc.	^	(2)(3)(6)	Aerospace & Defense	SOFR	6.25%	11.58%	6/1/2027	7,780	7,682	6,458
Medical Manufacturing Technologies, LLC	^	(2)(3)(6)	Healthcare & Pharmaceuticals	SOFR	5.75%	11.24%	12/23/2027	9,500	9,388	9,388
NMI AcquisitionCo, Inc.	^	(2)(3)(6)	High Tech Industries	SOFR	5.25%	10.69%	9/6/2028	9,845	9,828	9,818
PF Atlantic Holdco 2, LLC	^	(2)(3)(6)	Leisure Products & Services	SOFR	5.50%	10.99%	11/12/2027	9,799	9,584	9,741
PXO Holdings I Corp.	^	(2)(3)(6)	Chemicals, Plastics & Rubber	SOFR	5.50%	10.98%	3/8/2028	9,849	9,723	9,790
Radwell Parent, LLC	^	(2)(3)	Wholesale	SOFR	5.50%	10.83%	4/1/2029	7,491	7,428	7,516
RSC Acquisition, Inc.	^	(2)(3)(6)	Diversified Financial Services	SOFR	5.50%	10.98%	11/1/2029	9,850	9,744	9,651
Spotless Brands, LLC	^	(2)(3)(6)	Consumer Services	SOFR	6.50%	11.97%	7/25/2028	4,962	4,895	5,012
Tank Holding Corp.	^	(2)(3)(6)	Capital Equipment	SOFR	5.75%	11.19%	3/31/2028	3,803	3,740	3,766
TCFI Aevex LLC	^	(2)(3)(6)	Aerospace & Defense	SOFR	6.00%	11.44%	3/18/2026	1,658	1,647	1,658
Turbo Buyer, Inc.	^	(2)(3)	Auto Aftermarket & Services	SOFR	6.00%	11.48%	12/2/2025	7,885	7,829	7,532
U.S. Legal Support, Inc.	^	(2)(3)(6)	Business Services	SOFR	5.75%	11.23%	5/31/2026	6,073	6,072	6,013

Consolidated Schedule of Investments as of June 30, 2024
Investments (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
US INFRA SVCS Buyer, LLC	^	(2)(3)(6)	Environmental Industries	SOFR	2.50%, 4.75% PIK	12.79%	4/13/2027	$2,591	$2,573	$2,352
Wineshipping.com LLC	^	(2)(3)(6)	Beverage & Food	SOFR	5.75%	11.24%	10/29/2027	9,799	9,549	8,708
First Lien Debt Total									$214,385	$210,984
Second Lien Debt (4.8% of fair value)
AI Convoy S.A.R.L (United Kingdom)	^	(2)(3)	Aerospace & Defense	SOFR	8.25%	13.62%	1/17/2028	$1,131	$1,117	$1,131
AP Plastics Acquisition Holdings, LLC	^	(2)(3)(6)	Chemicals, Plastics & Rubber	SOFR	7.25%	12.69%	8/10/2029	4,500	4,432	4,500
AQA Acquisition Holdings, Inc.	^	(2)(3)(6)	High Tech Industries	SOFR	7.50%	12.93%	3/3/2029	5,000	4,912	5,000
Second Lien Debt Total									$10,461	$10,631
Equity Investment (—% of fair value)
TW LRW Holdings, LLC	^	(7)	Business Services					2	$—	$—
Equity Investment Total									$—	$—
Total Investments									$224,846	$221,615
^ Denotes that all or a portion of the assets are owned by Credit Fund II Sub. Credit Fund II Sub has entered into the Credit Fund II Sub Notes. The lenders of the Credit Fund II Sub Notes have a first lien security interest in substantially all of the assets of Credit Fund II Sub. Accordingly, such assets are not available to creditors of Credit Fund II.
(1)Unless otherwise indicated, issuers of investments held by Credit Fund II are domiciled in the United States. As of June 30, 2024, the geographical composition of investments as a percentage of fair value was 4.4% in Canada, 1.9% in Luxembourg, 0.5% in the United Kingdom and 93.2% in the United States. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either SOFR or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, Credit Fund II has indicated the reference rate used and provided the spread and the interest rate in effect as of June 30, 2024. As of June 30, 2024, the reference rates for Credit Fund II's variable rate loans were the 30-day SOFR at 5.34%, the 90-day SOFR at 5.32% and the 180-day SOFR at 5.27%.
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
(7)Represents a non-income producing security as of June 30, 2024.
(8)Loan was on non-accrual status as of June 30, 2024.

Consolidated Schedule of Investments as of December 31, 2023
Investments (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
First Lien Debt (89.6% of fair value)
Alpine Acquisition Corp II	^	(2)(3)(7)	Transportation: Cargo	SOFR	6.00%	11.46%	11/30/2026	$3,233	$3,132	$3,091
American Physician Partners, LLC	^	(2)(3)(7)(8)(9)	Healthcare & Pharmaceuticals	SOFR	10.25% (100% PIK)	15.71%	8/5/2022	10,589	9,078	—
Appriss Health, LLC	^	(2)(3)(7)	Healthcare & Pharmaceuticals	SOFR	6.75%	12.32%	5/6/2027	7,446	7,344	7,409
Ascend Buyer, LLC	^	(2)(3)(7)	Containers, Packaging & Glass	SOFR	6.40%	11.91%	9/30/2028	8,985	8,854	8,761
Aurora Lux FinCo S.Á.R.L. (Luxembourg)	^	(2)(3)(7)	Software	SOFR	3.00%, 4.00% PIK	12.45%	12/24/2026	4,331	4,278	4,157

Consolidated Schedule of Investments as of December 31, 2023
Investments (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
BMS Holdings III Corp.	^	(2)(3)(7)	Construction & Building	SOFR	5.50%	10.97%	9/30/2026	$3,208	$3,172	$3,135
Chartis Holding, LLC	^	(2)(3)(7)	Business Services	SOFR	5.00%	10.52%	5/1/2025	9,721	9,714	9,702
Comar Holding Company, LLC	^	(2)(3)(7)	Containers, Packaging & Glass	SOFR	2.00%, 4.75% PIK	12.28%	6/18/2026	8,669	8,653	7,457
Cority Software Inc. (Canada)	^	(2)(3)	Software	SOFR	7.00%	12.39%	7/2/2026	1,293	1,290	1,292
Cority Software Inc. (Canada)	^	(2)(3)	Software	SOFR	5.00%	10.39%	7/2/2026	8,535	8,464	8,506
Dwyer Instruments, Inc.	^	(2)(3)(7)	Capital Equipment	SOFR	5.75%	11.20%	7/21/2027	9,814	9,773	9,814
EvolveIP, LLC	^	(2)(3)(7)	Telecommunications	SOFR	5.50%	11.19%	6/7/2025	8,527	8,525	8,177
Harbour Benefit Holdings, Inc.	^	(2)(3)(7)	Business Services	SOFR	5.00%	10.51%	12/13/2024	9,703	9,693	9,631
Hoosier Intermediate, LLC	^	(2)(3)(7)	Healthcare & Pharmaceuticals	SOFR	5.00%	10.53%	11/15/2028	6,382	6,221	6,176
HS Spa Holdings Inc.	^	(2)(3)	Consumer Services	SOFR	5.75%	11.12%	6/2/2029	8,519	8,384	8,524
Integrity Marketing Acquisition, LLC	^	(2)(3)(7)	Diversified Financial Services	SOFR	6.05%	11.54%	8/27/2026	4,821	4,718	4,755
Integrity Marketing Acquisition, LLC	^	(2)(3)(7)	Diversified Financial Services	SOFR	6.02%	11.51%	8/27/2026	4,489	4,379	4,424
LVF Holdings, Inc.	^	(2)(3)(7)	Beverage & Food	SOFR	5.75%	11.25%	6/10/2027	6,137	6,026	6,044
Material Holdings, LLC	^	(2)(3)(7)	Business Services	SOFR	6.00%	11.45%	8/19/2027	7,820	7,762	7,526
Maverick Acquisition, Inc.	^	(2)(3)(7)	Aerospace & Defense	SOFR	6.25%	11.60%	6/1/2027	7,820	7,708	6,128
NMI AcquisitionCo, Inc.	^	(2)(3)(7)	High Tech Industries	SOFR	5.75%	11.21%	9/6/2025	9,898	9,873	9,829
PF Atlantic Holdco 2, LLC	^	(2)(3)(7)	Leisure Products & Services	SOFR	5.50%	11.12%	11/12/2027	9,849	9,607	9,612
PXO Holdings I Corp.	^	(2)(3)(7)	Chemicals, Plastics & Rubber	SOFR	5.50%	11.00%	3/8/2028	9,899	9,759	9,688
Radwell Parent, LLC	^	(2)(3)	Wholesale	SOFR	6.75%	12.10%	4/1/2029	7,529	7,461	7,573
RSC Acquisition, Inc.	^	(2)(3)(7)	Diversified Financial Services	SOFR	5.50%	10.93%	11/1/2029	9,901	9,785	9,837
Spotless Brands, LLC	^	(2)(3)(7)	Consumer Services	SOFR	6.50%	12.03%	7/25/2028	4,987	4,914	4,991
Tank Holding Corp.	^	(2)(3)(7)	Capital Equipment	SOFR	5.75%	11.21%	3/31/2028	3,823	3,752	3,734
TCFI Aevex LLC	^	(2)(3)(7)	Aerospace & Defense	SOFR	6.00%	11.46%	3/18/2026	1,667	1,653	1,655
Turbo Buyer, Inc.	^	(2)(3)	Auto Aftermarket & Services	SOFR	6.00%	11.50%	12/2/2025	7,926	7,852	7,823
U.S. Legal Support, Inc.	^	(2)(3)(7)	Business Services	SOFR	5.75%	11.11%	11/30/2024	6,105	6,102	6,024
US INFRA SVCS Buyer, LLC	^	(2)(3)(7)	Environmental Industries	SOFR	6.50%, 0.75% PIK	12.95%	4/13/2026	2,877	2,852	2,650
Westfall Technik, Inc.	^	(2)(3)(7)	Chemicals, Plastics & Rubber	SOFR	6.75%, 0.75% PIK	12.96%	9/13/2024	6,350	6,328	5,853
Wineshipping.com LLC	^	(2)(3)(7)	Beverage & Food	SOFR	5.75%	11.29%	10/29/2027	9,849	9,567	9,189
First Lien Debt Total									$226,673	$213,167
Second Lien Debt (10.4% of fair value)
AI Convoy S.A.R.L (United Kingdom)	^	(2)(3)	Aerospace & Defense	SOFR	8.25%	13.80%	1/17/2028	$5,514	$5,439	$5,541
AP Plastics Acquisition Holdings, LLC	^	(2)(3)(7)	Chemicals, Plastics & Rubber	SOFR	7.50%	12.96%	8/10/2029	4,500	4,427	4,436
AQA Acquisition Holdings, Inc.	^	(2)(3)(7)	High Tech Industries	SOFR	7.50%	12.98%	3/3/2029	5,000	4,905	5,000
Quartz Holding Company	^	(2)(7)	Software	SOFR	8.00%	13.46%	4/2/2027	4,852	4,804	4,852

Consolidated Schedule of Investments as of December 31, 2023
Investments (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
World 50, Inc.	^	(6)	Business Services	FIXED	11.50%	11.50%	1/9/2027	$4,918	$4,859	$4,918
Second Lien Debt Total									$24,434	$24,747
Total Investments									$251,107	$237,914
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

Credit Fund II Senior Notes
On November 3, 2020, Credit Fund II Sub closed on the Credit Fund II Senior Notes (the “Credit Fund II Senior Notes”) with lenders, which has been amended from time to time, most recently on August 4, 2023. The Credit Fund II Senior Notes provides for secured borrowings totaling $157,500 with two tranches, A-1 and A-2 outstanding. The facility is secured by a first lien security interest in substantially all of the portfolio investments held by Credit Fund II Sub. The maturity date of the Credit Fund II Senior Notes is November 3, 2030. Amounts issued for the Class A-1 notes totaled $147,500 and bear interest at a rate of Term SOFR plus 2.85%, and amounts issued for the Class A-2 notes totaled $10,000 and bear interest at Term SOFR plus 3.35%. The A-1 Notes were rated AAA, and the A-2 Notes were rated AA by DBRS Morningstar. The terms of the Credit Fund II Senior Notes provide that as loans pay down, up to $100,000 is available from principal proceeds for reinvestment, and then the investment principal proceeds are used to directly pay down the principal balance on the Credit Fund II Senior Notes. As of June 30, 2024 and December 31, 2023, Credit Fund II Sub was in compliance with all covenants and other requirements of its respective credit agreements.
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
The following table details our interest rate swap contracts outstanding as of June 30, 2024 and December 31, 2023.

As of	Counterparty	Maturity Date	Notional Amount	Fair Value	Financial Statement Location of Net Amounts
June 30, 2024	Morgan Stanley Capital Services LLC	12/1/2028	$85,000	$(246)	Other accrued expenses and liabilities
December 31, 2023	Morgan Stanley Capital Services LLC	12/1/2028	$85,000	$985	Prepaid expenses and other assets
As a result of the Company’s designation of the interest rate swap as a hedging instrument in a qualifying hedge accounting relationship, the Company is required to record the hedging instrument and the related hedged item at their respective fair values, with all associated changes in those fair values recorded in interest expense and credit facility fees. The net amount recorded in interest expense and credit facility fees was $82 and 165, respectively, for the three and six months ended June 30, 2024. The Company did not enter into any interest rate swap contracts for the three and six months ended June 30, 2023.
The Company’s interest rate swaps are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation and depreciation on derivative instruments are reported net in the accompanying Consolidated Statements of Assets and Liabilities. The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of June 30, 2024 and December 31, 2023:

As of	Counterparty	Derivative Assets subject to Master Netting Agreement	Derivatives available for Offset	Non-cash Collateral Received	Cash Collateral Received	Net amount of Derivative Assets
June 30, 2024	Morgan Stanley Capital Services LLC	$—	$—	$—	$—	$—
December 31, 2023	Morgan Stanley Capital Services LLC	$985	$—	$—	$(940)	$45

As of	Counterparty	Derivative Liabilities subject to Master Netting Agreement	Derivatives available for Offset	Non-cash Collateral Pledged	Cash Collateral Pledged	Net amount of Derivative Liabilities
June 30, 2024	Morgan Stanley Capital Services LLC	$246	$—	$—	$—	$246
December 31, 2023	Morgan Stanley Capital Services LLC	$—	$—	$—	$—	$—
8. BORROWINGS
The Company is party to the Credit Facility, as described below. In accordance with the Investment Company Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 150% after such borrowing. For the purposes of the asset coverage ratio under the Investment Company Act, the Preferred Stock, as defined in Note 1, Organization, to these unaudited consolidated financial statements is considered a senior security and is included in the denominator of the calculation. As of June 30, 2024 and December 31, 2023, asset coverage was 189.6% and 183.4%, respectively, and the Company is in compliance with all covenants and other requirements of the credit facility agreement.
The following table details the principal amount and carrying amount of the Company’s debt and secured borrowings as of June 30, 2024 and December 31, 2023.

	As of
	June 30, 2024	December 31, 2023
Credit Facility	$236,246	$260,356
2024 Notes	190,000	190,000
2028 Notes	85,000	85,000
2015-1R Notes	399,984	449,200
Total principal amount	911,230	984,556
Less: unamortized debt issuance costs	(4,896)	(5,358)
Effective interest rate swap hedge	(246)	985
Total carrying value	$906,088	$980,183
Credit Facility
The Company closed on the Credit Facility on March 21, 2014. The Credit Facility was most recently amended and restated on May 29, 2024, and may be further amended from time to time. The maximum principal amount of the Credit Facility is $790,000 ($745,000 prior to the August 31, 2023 amendment and $688,000 prior to April 21, 2023), pursuant to the terms of the agreement, subject to availability under the Credit Facility, which is based on certain advance rates multiplied by the value of the Company’s portfolio investments (subject to certain concentration limitations) net of certain other indebtedness that the Company may incur in accordance with the terms of the Credit Facility. Proceeds of the Credit Facility may be used for general corporate purposes, including the funding of portfolio investments. Maximum capacity under the Credit Facility may be increased to $1,185,000 ($900,000 prior to the August 31, 2023 amendment), through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Credit Facility includes a $50,000 limit for swingline loans and a $20,000 limit for letters of credit. The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Credit Facility, including amounts drawn in respect of letters of credit, bear interest at either (i) a term benchmark rate of the Adjusted Term SOFR Rate, the Adjusted Euribor Rate, or the applicable Local Rate, as the case may be, or (ii) an Alternate Base Rate (which is the highest of (a) the Prime Rate, (b) the NYFRB Rate plus 0.50%, or (c) the Adjusted Term SOFR Rate for one month plus 1.00%) plus an applicable margin, each capitalized term as defined in the Credit Facility. The applicable margin for a term benchmark rate loan will be up to 1.875% and for an Alternate Base Rate loan will be up to 0.875%, in each case depending on the level of the gross borrowing base compared to the combined debt amount. The Company may elect either the term benchmark rate or the Alternative Base Rate at the time of drawdown, and loans may be converted from one rate to another at any time, subject to certain conditions. The Company also pays a fee of 0.375% on undrawn amounts under the Credit Facility and, in respect of each undrawn letter of credit, a fee and interest rate equal to the then-applicable margin under the Credit Facility while the letter of credit is outstanding. The availability period under the Credit Facility will terminate on August 31, 2027 (May 25, 2026 prior to the August 31, 2023 amendment). Prior to the August 31, 2023 amendment, the Credit Facility had a maturity date of May 25, 2027. The maturity date for $655,000 of the $790,000 principal amount was extended to August 31,

2028 as part of the August 31, 2023 amendment. On May 25, 2026, $135,000 of commitments will terminate. During the period from May 25, 2026 to August 31, 2028, the Company will be obligated to make mandatory prepayments under the Credit Facility out of the proceeds of certain asset sales, other recovery events and equity and debt issuances.
Subject to certain exceptions, the Credit Facility is secured by a first lien security interest in substantially all of the portfolio investments held by the Company. The Credit Facility includes customary covenants, including certain financial covenants related to asset coverage, shareholders’ equity and liquidity, certain limitations on the incurrence of additional indebtedness and liens, and other maintenance covenants, as well as usual and customary events of default for senior secured revolving credit facilities of this nature. As of June 30, 2024 and December 31, 2023, the Company was in compliance with all covenants and other requirements of the Credit Facility.
Below is a summary of the borrowings and repayments under the Credit Facility for the three and six months ended June 30, 2024 and 2023, and the outstanding balances under the Credit Facility for the respective periods.

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Outstanding borrowing, beginning of period	$234,331	$455,859	$260,356	$440,441
Borrowings	67,058	30,000	116,058	74,792
Repayments	(65,000)	(87,500)	(139,000)	(118,141)
Foreign currency translation	(143)	1,882	(1,168)	3,149
Outstanding borrowing, end of period	$236,246	$400,241	$236,246	$400,241
The Credit Facility consisted of the following as of June 30, 2024 and December 31, 2023:

	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
June 30, 2024	$790,000	$236,246	$553,754	$306,927
December 31, 2023	$790,000	$260,356	$529,644	$359,675
(1)The unused portion is the amount upon which commitment fees are based.
(2)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
For the three and six months ended June 30, 2024 and 2023, the components of interest expense and credit facility fees of the Credit Facility were as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Interest expense	$3,911	$7,143	$8,637	$14,359
Facility unused commitment fee	550	258	1,058	488
Amortization of deferred financing costs and debt issuance costs	214	180	428	355
Total interest expense and credit facility fees	$4,675	$7,581	$10,123	$15,202
Cash paid for interest expense and credit facility fees	$4,372	$7,535	$9,445	$15,152

Weighted average debt principal outstanding	$217,818	$411,932	$239,521	$432,053
Weighted average interest rate(1)	7.10%	6.86%	7.13%	6.60%
(1)Excludes facility unused commitment fee and amortization of deferred financing costs and debt issuance costs.

    As of June 30, 2024 and December 31, 2023, the components of interest and credit facility fees payable of the Credit Facility were as follows:

	As of
	June 30, 2024	December 31, 2023
Interest expense payable	$348	$209
Unused commitment fees payable	569	462
Interest and credit facility fees payable	$917	$671

Weighted average interest rate	7.14%	7.21%
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
The following table details the Company’s Senior Notes as of June 30, 2024 and December 31, 2023:

	As of
	June 30, 2024	December 31, 2023
2024 Notes	$190,000	$190,000
2028 Notes	85,000	85,000
Total principal amount	$275,000	$275,000
Less: unamortized debt issuance costs	(3,096)	(3,434)
Effective interest rate swap hedge	(246)	985
Total carrying value	$271,658	$272,551

For the three and six months ended June 30, 2024 and 2023, the components of interest expense and credit facility fees on the Senior Notes were as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Interest expense(1)	$4,035	$2,209	$8,069	$4,418
Amortization of deferred financing costs and debt issuance costs	204	35	424	69
Total interest expense and credit facility fees	$4,239	$2,244	$8,493	$4,487
Cash paid for interest expense and credit facility fees	$1,844	$2,209	$6,101	$4,418

Weighted average debt principal outstanding	$275,000	$190,000	$275,000	$190,000
Weighted average interest rate(1)(2)	5.80%	4.65%	5.80%	4.65%
(1)Inclusive of net interest expense related to interest rate swaps, as applicable.
(2)Excludes amortization of deferred financing costs and debt issuance costs.
As of June 30, 2024 $2,791 of interest expense related to the Senior Notes was included in interest and credit facility fees payable. As of December 31, 2023, no amount was outstanding related to interest and credit facility fees on the Senior Notes. As of June 30, 2024 and December 31, 2023, the weighted average interest rates were 5.83% and 5.84%, respectively, inclusive of the effect of the interest rate swaps.
The note purchase agreement relating to the 2024 Notes, as supplemented by the first supplement contains customary terms and conditions for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a business development company within the meaning of the Investment Company Act and a regulated investment company under the Code, minimum asset coverage ratio and interest coverage ratio, and prohibitions on certain fundamental changes at the Company or any subsidiary guarantor, as well as customary events of default with customary cure and notice, including, without limitation, nonpayment, breach of covenant, material breach of representation or warranty under the note purchase agreement, cross-acceleration under other indebtedness of the Company or certain significant subsidiaries, certain judgments and orders, and certain events of bankruptcy. As of June 30, 2024 and December 31, 2023, the Company was in compliance with these terms and conditions.
The indenture relating to the 2028 Notes, as supplemented by the first supplemental indenture, contains certain covenants, including certain covenants requiring the Company to comply with Section 18(a)(1)(A) as modified by Section 61(a)(2) of the 1940 Act, whether or not the Company continues to be subject to such provisions of the 1940 Act, but giving effect, in either case, to any exemptive relief granted to the Company by the SEC; to comply with Section 18(a)(1)(B) as modified by Section 61(a)(2) of the 1940 Act, and subject to certain other exceptions. These covenants are subject to important limitations and exceptions that are described in the indenture. The indenture does not limit the amount of debt (including secured debt) that may be issued by us or our subsidiaries under the indenture or otherwise. As of June 30, 2024 and December 31, 2023, the Company was in compliance with these terms and conditions.
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
The following table summarizes the terms of the 2015-1R Notes and the principal amount and carrying value:

				As of
2015-1R Notes Tranche	Credit Rating	Reference Rate(1)	Spread / Fixed Interest Rate	June 30, 2024	December 31, 2023
Class A-1-1-R	AAA	SOFR	1.55%	$197,499	$234,800
Class A-1-2-R	AAA	SOFR	1.78%	42,057	50,000
Class A-1-3-R	AAA	Fixed Rate	4.56%	21,028	25,000
Class A-2-R		SOFR	2.20%	66,000	66,000
Class B	Single A	SOFR	3.15%	46,400	46,400
Class C	BBB-	SOFR	4.00%	27,000	27,000
Total Principal Amount				$399,984	$449,200
Less: unamortized debt issuance costs				(1,800)	(1,924)
Total Carrying Value				$398,184	$447,276
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
Pursuant to the Collateral Management Agreement, the 2015-1 Issuer pays management fees (comprised of base management fees, subordinated management fees and incentive management fees) to the Investment Adviser for rendering collateral management services. As per the Collateral Management Agreement, for the period the Company retains all of the 2015-1 Issuer Preferred Interests, the Investment Adviser does not earn management fees for providing such collateral management services. The Company currently retains all of the 2015-1 Issuer Preferred Interests, thus the Investment Adviser did not earn any management fees from the 2015-1 Issuer for the three and six months ended June 30, 2024 and 2023. Any such waived fees may not be recaptured by the Investment Adviser.
Pursuant to an undertaking by the Company in connection with the 2015-1 Debt Securitization Refinancing, the Company has agreed to hold on an ongoing basis the 2015-1 Issuer Preferred Interests with an aggregate dollar purchase price at least equal to 5% of the aggregate outstanding amount of all collateral obligations by the 2015-1 Issuer for so long as any securities of the 2015-1 Issuer remain outstanding. As of June 30, 2024, the Company was in compliance with its undertaking.
As of June 30, 2024, the 2015-1R Notes were secured by 57 first lien and second lien senior secured loans with a total fair value of approximately $421,459 and cash of $63,429. The pool of loans in the securitization must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture governing the 2015-1R Notes.

For the three and six months ended June 30, 2024 and 2023, the components of interest expense and credit facility fees on the 2015-1R Notes were as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Interest expense	$7,639	$7,986	$15,739	$15,341
Amortization of deferred financing costs and debt issuance costs	63	62	124	124
Total interest expense and credit facility fees	$7,702	$8,048	$15,863	$15,465
Cash paid for interest expense and credit facility fees	$7,924	$7,498	$16,518	$14,384

Weighted average debt principal outstanding	$404,260	$449,200	$417,011	$449,200
Weighted average interest rate(1)	7.54%	7.09%	7.52%	6.85%
(1)Includes amortization of deferred financing costs and debt issuance costs.
As of June 30, 2024 and December 31, 2023, $6,319 and $7,098, respectively, of interest expense related to the 2015-1R Notes was included in interest and credit facility fees payable. As of June 30, 2024 and December 31, 2023, the weighted average interest rates were 7.49% and 7.49%, respectively, based on benchmark rates.
On July 2, 2024, the Company and the 2015-1 Issuer completed the 2015-1R Refinancing, which resulted in the 2015-1N Debt, a $410.0 million collateralized loan obligation. On the closing date of the 2015-1R Refinancing, the 2015-1 Issuer refinanced the 2015-1R Notes to the 2015-1N Debt, issued additional 2015-1 Issuer Preferred Interests to the Company in the aggregate notional amount of $13,500, increasing the 2015-1 Issuer Preferred Interest held by the Company to approximately $118,054 and extended the reinvestment period end date and maturity date applicable to the 2015-1 Issuer to July 15, 2028 and July 1, 2036, respectively. As of the closing date, the Company retained the Class C-R Notes.
The following table summarizes the terms of the 2015-1N Debt tranches and their principal amount:

2015-1N Debt Tranche	Credit Rating	Reference Rate	Spread	Principal Amount
Class A-1-1-A Notes	AAA	SOFR	1.80%	$240,000
Class A-L Loans	AAA	SOFR	1.80%	50,000
Class A-1-2-B Notes	AAA	SOFR	2.00%	20,000
Class A-2-RR Notes	AA	SOFR	2.15%	30,000
Class B-R Notes	Single A	SOFR	2.75%	40,000
Class C-R Notes	BBB-	SOFR	3.75%	30,000
Total Principal Amount				$410,000
9. COMMITMENTS AND CONTINGENCIES
A summary of significant contractual payment obligations was as follows as of June 30, 2024 and December 31, 2023:

	As of
Payment Due by Period	June 30, 2024	December 31, 2023
Less than one year	$190,000	$—
1-3 years	40,356	190,000
3-5 years	280,890	345,356
More than 5 years	399,984	449,200
Total	$911,230	$984,556
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the unaudited consolidated financial statements as of June 30, 2024 and audited consolidated financial statements as of December 31, 2023 for any such exposure.

The Company has in the past, currently is and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments. The Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par/Principal Amount as of
	June 30, 2024	December 31, 2023
Unfunded delayed draw commitments	$95,630	$68,017
Unfunded revolving loan commitments	65,168	66,392
Total unfunded commitments	$160,798	$134,409
10. NET ASSETS
The Company has the authority to issue 198,000,000 shares of common stock, par value $0.01 per share, of which 50,794,941 were issued and outstanding as of June 30, 2024 and December 31, 2023, respectively. The Company has 2,000,000 shares of preferred stock, par value $0.01 per share, which are fully issued and outstanding as of June 30, 2024 and December 31, 2023.
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
The Preferred Stock is convertible, in whole or in part, at the option of the holder of the Preferred Stock into the number of shares of common stock equal to the Liquidation Preference plus any accumulated but unpaid dividends, divided by an initial conversion price of $9.50, subject to certain adjustments to prevent dilution as set forth in the Company's articles supplementary (the “Articles Supplementary”) that establishes the terms of the Preferred Stock. The conversion price as of June 30, 2024 was $8.98. Effective as of May 5, 2023, the Company, with the approval of the Board of Directors, including a majority of the Independent Directors, has the option to redeem all of the Preferred Stock for cash consideration equal to the Liquidation Preference plus any accumulated but unpaid dividends. The holders of the Preferred Stock have the right to convert all or a portion of their shares of Preferred Stock prior to the date fixed for such redemption. Effective as of May 5, 2027, the holders of the Preferred Stock have the option to require the Company to redeem any or all of the then-outstanding Preferred Stock upon 90 days’ notice. The form of consideration used in any such redemption is at the option of the Board of Directors, including a majority of the Independent Directors, and may be cash consideration equal to the Liquidation Preference plus any accumulated but unpaid dividends, or shares of common stock. Holders also have the right to redeem the Preferred Stock upon a Change in Control (as defined in the Articles Supplementary).
In connection with entry into the Merger Agreement, upon the terms and subject to the conditions contained in the Preferred Stock Exchange Documents (as defined in the Merger Agreement) by and between the Company and the holder of the Preferred Stock, all shares of Preferred Stock issued and outstanding immediately prior to the effective time of the Merger will be exchanged for such number of shares of the Company’s common stock in a transaction exempt from registration under the Securities Act, as is equal to the quotient of (i) the aggregate liquidation preference of the Preferred Stock and (ii) the Closing CGBD Net Asset Value (as defined in the Merger Agreement) (the “Preferred Stock Exchange”). Any accrued and unpaid dividends of the Preferred Stock thereon to the date of exchange, whether or not declared, will be paid to the holders of record in cash immediately prior to the Preferred Stock Exchange.
At the closing of the Mergers, the Company and CIM, as the holder of record of the Preferred Stock, will enter into a lock-up agreement, pursuant to which, during the specified restricted period, CIM may not transfer (whether by sale, gift, merger, by operation of law or otherwise), assign, pledge or otherwise dispose of or encumber (collectively, a “Transfer”) its shares of the Company’s common stock resulting from the Preferred Stock Exchange unless the Board of Directors consents to such Transfer and such Transfer is made in accordance with applicable securities and other laws. Refer to Note 14, Subsequent Events, to these unaudited consolidated financial statements for further information about the Merger Agreement and the Mergers.

The following table summarizes the Company’s dividends declared on the Preferred Stock during the two most recent fiscal years and the current fiscal year to date. Unless otherwise noted, dividends were declared and paid, or are payable, in cash.

Date Declared	Record Date	Payment Date	Per Share Amount
2022
March 25, 2022	March 31, 2022	March 31, 2022	$0.438
June 27, 2022	June 30, 2022	June 30, 2022	0.438
September 22, 2022	September 30, 2022	September 30, 2022	0.438
December 16, 2022	December 30, 2022	December 30, 2022	0.438
Total			$1.752
2023
March 23, 2023	March 31, 2023	March 31, 2023	$0.438
June 27, 2023	June 30, 2023	June 30, 2023	0.438
September 19, 2023	September 29, 2023	September 29, 2023	0.438
December 19, 2023	December 29, 2023	December 29, 2023	0.438
Total			$1.752
2024
March 26, 2024	March 29, 2024	March 29, 2024	$0.438
June 25, 2024	June 28, 2024	June 28, 2024	0.438
Total			$0.876
Company Stock Repurchase Program
On November 2, 2023, the Company's Board of Directors approved the continuation of the Company's $200 million stock repurchase program (the “Stock Repurchase Program”) until November 5, 2024, or until the approved dollar amount has been used to repurchase shares of common stock. This program may be suspended, extended, modified or discontinued by the Company at any time, subject to applicable law. The Company's Stock Repurchase Program was originally approved by the Company's Board of Directors on November 5, 2018 and announced on November 6, 2018. Since the inception of the Company’s Stock Repurchase Program through June 30, 2024, the Company has repurchased 11,773,718 shares of the Company's common stock at an average cost of $13.40 per share, or $157,737 in the aggregate, resulting in accretion to net assets per share of $0.65.
Changes in Net Assets
For the three and six months ended June 30, 2024, there were no share repurchases. For the three months ended June 30, 2023, there were no share repurchases. For the six months ended June 30, 2023, the Company repurchased and extinguished 265,195 shares for $3,993. There were no shares of common stock issued related to capital activity during the three and six months ended June 30, 2024 and 2023.

The following tables summarize capital activity during the three and six months ended June 30, 2024:

	Preferred Stock		Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount	Shares	Amount
Balance, April 1, 2024	2,000,000	$50,000	50,794,941	$508	$1,015,681	$(1,633)	$65,756	$(168,300)	$(45,192)	$916,820
Net investment income (loss)	—	—	—	—	—	—	26,873	—	—	26,873
Net realized gain (loss)	—	—	—	—	—	—	—	4,241	—	4,241
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	—	—	—	(12,368)	(12,368)
Dividends declared on common stock and preferred stock	—	—	—	—	—	—	(24,749)	—	—	(24,749)
Balance, June 30, 2024	2,000,000	$50,000	50,794,941	$508	$1,015,681	$(1,633)	$67,880	$(164,059)	$(57,560)	$910,817

	Preferred Stock		Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount	Shares	Amount
Balance, January 1, 2024	2,000,000	$50,000	50,794,941	$508	$1,015,681	$(1,633)	$62,563	$(149,754)	$(64,553)	$912,812
Net investment income (loss)	—	—	—	—	—	—	55,322	—	—	55,322
Net realized gain (loss)	—	—	—	—	—	—	—	(14,305)	—	(14,305)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	—	—	—	6,993	6,993
Dividends declared on common stock and preferred stock	—	—	—	—	—	—	(50,005)	—	—	(50,005)
Balance, June 30, 2024	2,000,000	$50,000	50,794,941	$508	$1,015,681	$(1,633)	$67,880	$(164,059)	$(57,560)	$910,817

The following tables summarize capital activity during the three and six months ended June 30, 2023:

	Preferred Stock		Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount	Shares	Amount
Balance, April 1, 2023	2,000,000	$50,000	50,794,941	$508	$1,018,234	$(1,633)	$46,443	$(142,429)	$(52,930)	$918,193
Repurchase of common stock	—	—	—	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	—	—	—	27,175	—	—	27,175
Net realized gain (loss)	—	—	—	—	—	—	—	(7,946)	—	(7,946)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	—	—	—	(14,516)	(14,516)
Dividends declared on common stock and preferred stock	—	—	—	—	—	—	(23,225)	—	—	(23,225)
Balance, June 30, 2023	2,000,000	$50,000	50,794,941	$508	$1,018,234	$(1,633)	$50,393	$(150,375)	$(67,446)	$899,681

	Preferred Stock		Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount	Shares	Amount
Balance, January 1, 2023	2,000,000	$50,000	51,060,136	$511	$1,022,224	$(1,633)	$43,097	$(129,061)	$(67,715)	$917,423
Repurchase of common stock	—	—	(265,195)	(3)	(3,990)	—	—	—	—	(3,993)
Net investment income (loss)	—	—	—	—	—	—	53,745	—	—	53,745
Net realized gain (loss)	—	—	—	—	—	—	—	(21,314)	—	(21,314)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	—	—	—	269	269
Dividends declared on common stock and preferred stock	—	—	—	—	—	—	(46,449)	—	—	(46,449)
Balance, June 30, 2023	2,000,000	$50,000	50,794,941	$508	$1,018,234	$(1,633)	$50,393	$(150,375)	$(67,446)	$899,681
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

Basic and diluted earnings per common share were as follows:

	Three months ended June 30,
	2024		2023
	Basic	Diluted	Basic	Diluted(1)
Net increase (decrease) in net assets resulting from operations attributable to Common Stockholders	$17,871	$18,746	$3,838	$3,838
Weighted-average common shares outstanding	50,794,941	56,365,822	50,794,941	50,794,941
Basic and diluted earnings per share	$0.35	$0.33	$0.08	$0.08
(1)Diluted earnings per share were anti-dilutive for the period presented.

	Six months ended June 30,
	2024		2023
	Basic	Diluted	Basic	Diluted
Net increase (decrease) in net assets resulting from operations attributable to Common Stockholders	$46,260	$48,010	$30,950	$32,700
Weighted-average common shares outstanding	50,794,941	56,365,822	50,840,753	56,273,633
Basic and diluted earnings per share	$0.91	$0.85	$0.61	$0.58
The following table summarizes updates to the Company’s dividend policy as of June 30, 2024. The dividend policy is subject to change by the Board of Directors in its sole discretion at any time.

Record Date	Base Dividend Per Share
September 30, 2020	$0.32
September 30, 2022	$0.34
December 30, 2022	$0.36
March 31, 2023	$0.37
March 29, 2024	$0.40

The following table summarizes the Company’s dividends declared on its common stock during the two most recent fiscal years and the current fiscal year to date:

Date Declared	Record Date	Payment Date	Per Common Share Amount
February 18, 2022	March 31, 2022	April 15, 2022	$0.32
February 18, 2022	March 31, 2022	April 15, 2022	$0.08	(1)
May 2, 2022	June 30, 2022	July 15, 2022	$0.32
May 2, 2022	June 30, 2022	July 15, 2022	$0.08	(1)
August 8, 2022	September 30, 2022	October 14, 2022	$0.34
August 8, 2022	September 30, 2022	October 14, 2022	$0.06	(1)
October 31, 2022	December 30, 2022	January 16, 2023	$0.36
October 31, 2022	December 30, 2022	January 16, 2023	$0.08	(1)
February 21, 2023	March 31, 2023	April 14, 2023	$0.37
February 21, 2023	March 31, 2023	April 14, 2023	$0.07	(1)
May 4, 2023	June 30, 2023	July 18, 2023	$0.37
May 4, 2023	June 30, 2023	July 18, 2023	$0.07	(1)
August 3, 2023	September 29, 2023	October 17, 2023	$0.37
August 3, 2023	September 29, 2023	October 17, 2023	$0.07	(1)
November 2, 2023	December 29, 2023	January 18, 2024	$0.37
November 2, 2023	December 29, 2023	January 18, 2024	$0.07	(1)
February 20, 2024	March 29, 2024	April 17, 2024	$0.40
February 20, 2024	March 29, 2024	April 17, 2024	$0.08	(1)
May 2, 2024	June 28, 2024	July 17, 2024	$0.40
May 2, 2024	June 28, 2024	July 17, 2024	$0.07	(1)
(1)Represents a special/supplemental dividend.

11. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of consolidated financial highlights for the six months ended June 30, 2024 and 2023:

	Six months ended June 30,
	2024	2023
Per Common Share Data:
Net asset value per common share, beginning of period	$16.99	$16.99
Net investment income (loss)(1)	1.05	1.02
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	(0.14)	(0.41)
Net increase (decrease) in net assets resulting from operations	0.91	0.61
Dividends declared(2)	(0.95)	(0.88)
Accretion due to share repurchases	—	0.01
Net asset value per common share, end of period	$16.95	$16.73
Market price per common share, end of period	$17.74	$14.56
Number of common shares outstanding, end of period	50,794,941	50,794,941
Total return based on net asset value(3)	5.61%	4.60%
Total return based on market price(4)	25.53%	8.08%
Net assets attributable to Common Stockholders, end of period	$860,817	$849,681
Ratio to average net assets attributable to Common Stockholders(5):
Expenses before incentive fees	6.20%	6.22%
Expenses after incentive fees	7.52%	7.51%
Net investment income (loss)	6.41%	6.24%
Interest expense and credit facility fees	3.99%	4.08%
Ratios/Supplemental Data:
Asset coverage, end of period	189.55%	177.99%
Portfolio turnover	9.80%	5.38%
Weighted-average common shares outstanding	50,794,941	50,840,753
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
12. LITIGATION
The Company may become party to certain lawsuits in the ordinary course of business. The Company does not believe that the outcome of current matters, if any, will materially impact the Company or its consolidated financial statements. As of June 30, 2024 and December 31, 2023, the Company was not subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company.
In addition, portfolio investments of the Company could be the subject of litigation or regulatory investigations in the ordinary course of business. The Company does not believe that the outcome of any current contingent liabilities of its portfolio investments, if any, will materially affect the Company or these unaudited consolidated financial statements.
13. TAX
The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of June 30, 2024 and December 31, 2023.

In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. The Company’s federal tax returns are generally subject to examination by the Internal Revenue Service for a period of three years after they are filed.
The Company’s taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate. The estimated tax character of the dividends declared on preferred and common stock for the six months ended June 30, 2024 and 2023 was as follows:

	Six months ended June 30,
	2024	2023
Ordinary income	$50,005	$46,449
Tax return of capital	$—	$—
14. SUBSEQUENT EVENTS
Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed below and elsewhere in these unaudited consolidated financial statements.
On August 1, 2024, the Board of Directors declared a base quarterly common stock dividend of $0.40 per share plus a supplemental common stock dividend of $0.07 per share, which are payable on October 17, 2024 to common stockholders of record on September 30, 2024.
On August 2, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Carlyle Secured Lending III, a Delaware statutory trust (“CSL III”), Blue Fox Merger Sub, Inc., a Maryland corporation and wholly-owned subsidiary of the Company (“Merger Sub”), and, solely for the limited purposes set forth therein, CSL III Advisor, LLC, a Delaware limited liability company and investment adviser to CSL III (“CSL III Advisor”), and the Investment Adviser (together with CSL III Advisor, the “Advisors”), pursuant to which, on the terms and subject to the conditions set forth in the Merger Agreement, (i) Merger Sub will merge with and into CSL III, with CSL III continuing as the surviving company and as a wholly-owned subsidiary of the Company (the “Merger”) and (ii) immediately thereafter, CSL III will merge with and into the Company, with the Company continuing as the surviving company (together with the Merger, the “Mergers”).
The Board of Directors of the Company and the board of trustees of CSL III, in each case, on the recommendation of a special committee comprised solely of certain independent directors or trustees of the Company or CSL III, as applicable, have approved the Merger Agreement and the transactions contemplated thereby. The parties to the Merger Agreement intend the Mergers to be treated as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended.
At the effective time of the Merger (the “Effective Time”), upon the terms and subject to the conditions contained in the Merger Agreement, each common share of beneficial interest, $0.001 par value per share, of CSL III (“CSL III Common Shares”) issued and outstanding immediately prior to the Effective Time (other than shares owned by the Company or any of its consolidated subsidiaries (the “Cancelled Shares”)) will be converted into the right to receive a number of shares of the Company’s common stock equal to the Exchange Ratio (as defined below) and, if applicable, cash (without interest) in lieu of fractional shares of the Company’s common stock (the “Merger Consideration”).
As of a mutually agreed date no earlier than 48 hours (excluding Sundays and holidays) prior to the Effective Time (such date, the “Determination Date”), each of the Company and CSL III will deliver to the other a calculation of its net asset value (“NAV”) as of such date (such calculation with respect to CSL III, the “Closing CSL III Net Asset Value” and such calculation with respect to us, the “Closing CGBD Net Asset Value”), in each case using a pre-agreed set of assumptions, methodologies and adjustments. Based on such calculations, the parties will calculate the “CSL III Per Share NAV”, which will be equal to the quotient of (i) the Closing CSL III Net Asset Value and (ii) the number of CSL III Common Shares issued and outstanding as of the Determination Date (excluding any Cancelled Shares), and the “CGBD Per Share NAV”, which will be equal to the quotient of (i) the Closing CGBD Net Asset Value and (ii) the number of shares of the Company’s common stock issued and outstanding as of the Determination Date (taking into account the shares of the Company’s common stock to be issued as a result of the Preferred Stock Exchange (as defined below) as if the Preferred Stock Exchange had occurred as of the Determination Date).

The “Exchange Ratio” will be calculated as follows:
1.If the closing price per share of the Company’s common stock on the Nasdaq on either the Determination Date or, if Nasdaq is closed on the Determination Date, the most recent trading day prior to the Determination Date (the “CGBD Common Stock Price”) is equal to or lesser than the CGBD Per Share NAV, then the Exchange Ratio will be the quotient (rounded to the fourth nearest decimal) of:
A.the CSL III Per Share NAV, and
B.the CGBD Per Share NAV; or
2.     if the CGBD Common Stock Price is greater than the CGBD Per Share NAV, then the Exchange Ratio will be the quotient (rounded to the fourth nearest decimal) of:
A.the amount equal to (x) CSL III Per Share NAV, multiplied by (y) the sum of (i) one (1) and (ii) the CSL III Share of CGBD Premium (defined below), and
B.the CGBD Common Stock Price;
provided that, the amount set forth in sub-clause (y) for the purposes of the calculation will not be greater than, and will be subject to a cap of, 1.055. The “CSL III Share of CGBD Premium” means fifty percent (50%), multiplied by the difference between (i) the quotient of (x) CGBD Common Stock Price, and (y) CGBD Per Share NAV and (ii) one (1).
The Company and CSL III will update and redeliver the Closing CSL III Net Asset Value or the Closing CGBD Net Asset Value, respectively, in the event the closing of the Mergers is subsequently materially delayed or there is a material change to such calculation between the Determination Date and the closing of the Mergers and if needed to ensure that the calculation is determined within 48 hours (excluding Sundays and holidays) prior to the Effective Time.
Immediately prior to the Effective Time, upon the terms and subject to the conditions contained in the Preferred Stock Exchange Documents (as defined in the Merger Agreement), all shares of Preferred Stock issued and outstanding will be exchanged for such number of the Company’s common stock in a transaction exempt from registration under the Securities Act, as is equal to the quotient of (i) the aggregate liquidation preference of Preferred Stock and (ii) the Closing CGBD Net Asset Value (the “Preferred Stock Exchange”). Any accrued and unpaid dividends of the Preferred Stock thereon to the date of exchange, whether or not declared, will be paid to the holders of record in cash immediately prior to the Preferred Stock Exchange. After the Preferred Stock Exchange and the issuance of the Company’s common stock pursuant thereto, each share of Preferred Stock will cease to be outstanding, will be cancelled, will cease to exist and will thereafter represent only the rights afforded to the common stockholders following the closing of the Mergers.
At the closing of the Mergers, the Company and CIM, as the holder of record of Preferred Stock, will enter into a lock-up agreement in substantially the form attached to the Merger Agreement (with such changes as may be mutually agreed by the Company and CIM), which will be effective as of the closing of the Mergers (the “Lock-Up Agreement”), in accordance with the terms and conditions more fully set forth in the form of Lock-Up Agreement.
In accordance with the terms of the Lock-Up Agreement, during the Restricted Period (as defined below), CIM may not transfer (whether by sale, gift, merger, by operation of law or otherwise), assign, pledge or otherwise dispose of or encumber (collectively, a “Transfer”) its shares of the Company’s common stock resulting from the Preferred Stock Exchange unless the board of directors consents to such Transfer and such Transfer is made in accordance with applicable securities and other laws. The “Restricted Period” will begin on the closing date and end on the date that is (i) 360 days after the closing date for one-third of the shares of the Company’s common stock issued to CIM as a result of the Preferred Stock Exchange, (ii) 540 days after the closing date for one-third of the shares of the Company’s common stock issued to CIM as a result of the Preferred Stock Exchange and (iii) 720 days after the closing date for one-third of the shares of Company’s common stock issued to CIM as a result of the Preferred Stock Exchange.
Consummation of the Mergers, which is expected to occur in the first fiscal quarter of 2025, is subject to certain closing conditions, including requisite approval of the Company’s stockholders and certain other customary closing conditions.
The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement. The representations, warranties, covenants and agreements contained in the Merger Agreement were made only for purposes of the Merger Agreement and as of specific dates; were solely for the benefit of the parties to the Merger Agreement (except as may be expressly set forth in the Merger Agreement); may be subject to limitations agreed upon by the parties, including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties to the Merger Agreement instead of establishing these matters as facts; and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. Investors and security holders should not rely on such representations, warranties, covenants or agreements, or any descriptions thereof, as characterizations of the actual state of facts or condition of any of the parties to the Merger Agreement or any of their respective subsidiaries or affiliates. Moreover, information concerning the subject matter of the representations, warranties, covenants and agreements may change after the date of the Merger Agreement, which subsequent information may or may not be fully reflected in public disclosures by the parties to the Merger Agreement.
Additional information about the Merger Agreement, and the transactions contemplated thereby (including the Merger, the Preferred Stock Exchange and the Lock-Up Agreement) will be set forth in the Company’s proxy statement on Schedule 14A (the “Proxy Statement”) and registration statement on Form N-14 (the “Registration Statement”) that will include the Proxy Statement, an information statement with respect to CSL III and the Company’s prospectus that will be filed with the SEC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (amounts in thousands, except per share data, unless otherwise indicated)
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
We have included or incorporated by reference in this Form 10-Q, and from time to time our management may make, “forward-looking statements”. These forward-looking statements are not historical facts, but instead relate to future events or the future performance or financial condition of Carlyle Secured Lending, Inc. (together with its consolidated subsidiaries, “we,” “us,” “our,” “CGBD” or the “Company”). These statements are based on current expectations, estimates and projections about us, our current or prospective portfolio investments, our industry, our beliefs, and our assumptions. The forward-looking statements contained in this Form 10-Q and the documents incorporated by reference herein involve a number of risks and uncertainties, including statements concerning:
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
•our ability to maintain our status as a business development company (“BDC”); and
•our intent to satisfy the requirements of a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (together with the rules and regulations promulgated thereunder, the “Code”);
•the ability of the parties to consummate the Mergers on the expected timeline, or at all;
•the expected synergies and savings associated with the Mergers;
•the ability to realize the anticipated benefits of the Mergers, including the expected elimination of certain expenses and costs due to the Mergers;
•the percentage of our stockholders voting in favor of the proposals submitted for their approval;
•the possibility that competing offers or acquisition proposals will be made;
•the possibility that any or all of the various conditions to the consummation of the Mergers may not be satisfied or waived;
•risks related to diverting management’s attention from ongoing business operations;
•risk that stockholder litigation in connection with the Mergers may result in significant costs of defense and liability;
•the combined company’s plans, expectations, objectives and intentions, as a result of the Mergers; and
•any potential termination of the Merger Agreement.
We use words such as “anticipates,” “believes,” “expects,” “intends,” “will,” “should,” “may,” “plans,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions to identify forward-looking statements, although not all forward-looking statements include these words. Our actual results and condition could differ materially from those implied or expressed in the forward-looking information for any reason, including the factors set forth in “Risk Factors” set forth in this report and in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2023 (our “2023 Form 10-K”).
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
Overview
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Part I, Item 1 of this Form 10-Q “Financial Statements.” This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to those described in “Risk Factors” set forth in this report and in Part I, Item 1A of our 2023 Form 10-K. Our actual results could differ materially from those anticipated by such forward-looking statements due to factors discussed under “Risk Factors” in our 2023 Form 10-K and “Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in this Form 10-Q.
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
Second Quarter 2024 Highlights
Quarterly Results
•Net investment income, inclusive of the preferred dividend, was $26.0 million or $0.51 per common share. Dividends declared on common shares for the second quarter of 2024 totaled $23.9 million, or $0.47 per share.
•Net investment income for the three months ended June 30, 2024 declined slightly from the comparable period in the prior year primarily due to a decrease in portfolio size.
•The NAV per common share decreased to $16.95 as of June 30, 2024, from $17.07 as of March 31, 2024, primarily driven by net unrealized depreciation from our watchlist names partially offset by earnings in excess of our dividend for the quarter.
Portfolio and Investment Activity
•As of June 30, 2024, we held 180 investments across 126 portfolio companies and 25 industries for a total fair value of $1.7 billion.
•During the three months ended June 30, 2024, we had investment fundings of $84.8 million and investment repayments of $135.9 million.
•As of June 30, 2024, non-accrual investments represented 2.8% and 1.8% of our portfolio based on cost and fair value, respectively.
Liquidity and Capital Activity
•Total liquidity as of June 30, 2024 was $399.1 million in cash and undrawn debt capacity.
Recent Developments
•On August 1, 2024, we declared common stock dividends of $0.47 per share to be paid in October 2024.
•On August 2, 2024, we entered into an Agreement and Plan of Merger with Carlyle Secured Lending III, a Delaware statutory trust (“CSL III”), Blue Fox Merger Sub, Inc., a Maryland corporation and wholly-owned subsidiary of the Company (“Merger Sub”), and, solely for the limited purposes set forth therein, CSL III Advisor, LLC, a Delaware limited liability company and investment adviser to CSL III (“CSL III Advisor”), and the Investment Adviser (together with CSL III Advisor, the “Advisors”), pursuant to which, on the terms and subject to the conditions set forth in the Merger Agreement, (i) Merger Sub will merge with and into CSL III, with CSL III continuing as the surviving company and as a wholly-owned subsidiary of the Company (the “Merger”) and (ii) immediately thereafter, CSL III will merge with and into the Company, with the Company continuing as the surviving company (together with the Merger, the “Mergers”). Refer to Note 14, Subsequent Events, to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding the Merger Agreement and the Mergers.
•In connection with the entry into the Merger Agreement, upon the terms and subject to the conditions contained in the Preferred Stock Exchange Documents (as defined in the Merger Agreement) by and between us and the holder of Preferred Stock, all shares of Preferred Stock issued and outstanding immediately prior to the effective time of the Merger will be exchanged for such number of shares of our common stock in a transaction exempt from registration under the Securities Act, as is equal to the quotient of (i) the aggregate liquidation preference of the Preferred Stock and (ii) the Closing CGBD Net Asset Value.
•On July 2, 2024, we completed a $410.0 million refinancing of the 2015-1R Notes, including $30.0 million retained by the Company. The refinancing extended the reinvestment period by four years and reduced the cost of debt by 22 basis points.
Key Components of Our Results of Operations
As a BDC, we believe that the key components of our results of operations for our business are earnings per share, dividends declared, net investment income and net asset value per common share. For the three months ended June 30, 2024, we recorded basic earnings per common share of $0.35, declared a dividend of $0.47 per common share and earned $0.51 of net investment income per common share.
The following table sets forth the calculation of basic and diluted earnings per share (dollar amounts in thousands, except per share data):

	For the three months ended
	June 30, 2024		March 31, 2024
	Basic	Diluted	Basic	Diluted
Net increase (decrease) in net assets resulting from operations attributable to Common Stockholders	$17,871	$18,746	$28,389	$29,264
Weighted-average common shares outstanding	50,794,941	56,365,822	50,794,941	56,330,563
Earnings per share	$0.35	$0.33	$0.56	$0.52
For the three months ended June 30, 2024 and March 31, 2024, we declared dividends per common share of $0.47 and $0.48, respectively. As of June 30, 2024 and December 31, 2023, our NAV per share was $16.95 and $16.99, respectively.
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
Net Investment Income
The following table summarizes our net investment income and net investment income per common share:

	For the three months ended
	June 30, 2024	March 31, 2024
Total investment income	$58,264	$62,007
Total expenses (including excise tax expense)	31,391	33,558
Net investment income	$26,873	$28,449
Preferred stock dividend	875	875
Net investment income, net of the preferred stock dividend	$25,998	$27,574
Weighted-average common shares outstanding	50,794,941	50,794,941
Net investment income per common share	$0.51	$0.54

Portfolio and Investment Activity
Portfolio Overview
The following tables summarize certain characteristics of our investment portfolio as of June 30, 2024:

	First Lien Debt	Second Lien Debt	Equity Investments	Investment Funds	Total Investments
Count of investments	138	10	29	3	180
Investments, at amortized cost	$1,254,774	$152,588	$104,760	$271,097	$1,783,219
Investments, at fair value	$1,224,830	$146,954	$106,298	$247,968	$1,726,050
Percentage of total investments at fair value	70.9%	8.5%	6.2%	14.4%	100.0%

	Weighted Average Yields at
	Amortized Cost	Fair Value
First Lien Debt(1)	12.4%	12.5%
Second Lien Debt(1)	14.3%	14.8%
Total Debt and Income Producing Investments(1)(2)	12.7%	13.0%
(1)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of June 30, 2024. Weighted average yield at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount (“OID”) and market discount earned, divided by (b) total fair value included in such securities. Weighted average yield at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned, divided by (b) total amortized cost included in such securities. Weighted average yields exclude investments on non-accrual status. Actual yields earned over the life of each investment could differ materially from the yields presented above. Inclusive of all debt and income producing investments and investments on non-accrual status, the weighted average yield on amortized cost was 12.3% as of June 30, 2024.
(2)Weighted average yield for total investments includes Credit Fund and Credit Fund II, as well as income producing equity investments.
The geographical composition of investments at fair value as of June 30, 2024 were as follows:

As of
Geography—% of Fair Value	June 30, 2024
Australia	0.3%
Canada	3.4
Luxembourg	2.3
Sweden	0.0
United Kingdom	4.0
United States	90.0
Total	100.0%

The industry composition of investments at fair value as of June 30, 2024 were as follows:

As of
Industry—% of Fair Value	June 30, 2024
Aerospace & Defense	4.8%
Auto Aftermarket & Services	4.1
Beverage & Food	2.6
Business Services	6.0
Capital Equipment	2.7
Chemicals, Plastics & Rubber	2.5
Construction & Building	2.3
Consumer Goods: Durable	0.3
Consumer Goods: Non-Durable	0.4
Consumer Services	5.7
Containers, Packaging & Glass	2.4
Diversified Financial Services	5.5
Energy: Oil & Gas	0.8
Environmental Industries	2.8
Healthcare & Pharmaceuticals	12.1
High Tech Industries	7.0
Investment Funds	14.4
Leisure Products & Services	5.5
Media: Advertising, Printing & Publishing	2.5
Retail	1.4
Software	10.3
Sovereign & Public Finance	0.0
Telecommunications	2.2
Transportation: Cargo	0.5
Utilities: Electric	0.0
Wholesale	1.2
Total	100.0%

Our investment activity for the three months ended June 30, 2024 is presented below (information presented herein is at amortized cost unless otherwise indicated):

For the three months ended
June 30, 2024
Investments:
Total investments, beginning of period	$1,829,575
New investments purchased	81,865
Net accretion of discount on investments	2,972
Net realized gain (loss) on investments	4,198
Investments sold or repaid	(135,391)
Total Investments, end of period	$1,783,219
Principal amount of investments funded:
First Lien Debt	$77,431
Second Lien Debt	5,915
Equity Investments(1)	1,445
Total	$84,791
Principal amount of investments sold or repaid:
First Lien Debt	$(107,869)
Second Lien Debt	(21,454)
Equity Investments(1)	(6,610)
Total	$(135,933)
Number of new investment commitments(2)(3)	14
Average new investment commitment amount	$7,371
(1)Based on cost/proceeds of equity activity.
(2)Represents commitments to a portfolio company as part of an individual transaction.
(3)For the three months ended June 30, 2024, 95.2% of new debt investment commitments were at floating interest rates.
See the Consolidated Schedules of Investments as of June 30, 2024 to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on these investments, including a list of companies and type and amount of investments.
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
Our Investment Adviser monitors and, when appropriate, changes the risk ratings assigned to each debt investment in our portfolio. Our Investment Adviser reviews our investment ratings in connection with our quarterly valuation process. The below table summarizes the Internal Risk Ratings as of June 30, 2024 and December 31, 2023.

	June 30, 2024		December 31, 2023
	Fair Value	% of Fair Value	Fair Value	% of Fair Value
Internal Risk Rating 1	$383	0.0%	$30,282	2.0%
Internal Risk Rating 2	1,142,388	83.3	1,158,006	77.3
Internal Risk Rating 3	198,804	14.5	273,329	18.2
Internal Risk Rating 4	12,677	0.9	38,061	2.5
Internal Risk Rating 5	17,532	1.3	—	—
Total	$1,371,784	100.0%	$1,499,678	100.0%
As of June 30, 2024 and December 31, 2023, the weighted average Internal Risk Rating of our debt investment portfolio was 2.2. As of June 30, 2024 and December 31, 2023, three and four of our debt investments were assigned an Internal Risk Rating of 4-5, respectively.
The following table summarizes the fair value of our performing and non-accrual/non-performing investments as of June 30, 2024 and December 31, 2023:

	June 30, 2024			December 31, 2023
	Number of Investments	Fair Value	% of Fair Value	Number of Investments	Fair Value	% of Fair Value
Performing	177	$1,695,841	98.2%	169	$1,803,820	97.9%
Non-accrual(1)	3	30,209	1.8	4	38,061	2.1
Total	180	$1,726,050	100.0%	173	$1,841,881	100.0%
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

	Outstanding Principal Balance, as of
	June 30, 2024	December 31, 2023
Secured Debt
Credit Facility	$236,246	$260,356
Unsecured Debt
2024 Notes	190,000	190,000
2028 Notes	85,000	85,000
Securitizations
2015-1R Notes	399,984	449,200
Total	$911,230	$984,556
Weighted average interest rate	6.90%	6.95%
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
The Credit Facility consisted of the following as of June 30, 2024 and December 31, 2023:

	Total Facility	Borrowings Outstanding	Unused Portion(1)	Amount Available(2)	Weighted Average Interest Rate
June 30, 2024	$790,000	$236,246	$553,754	$306,927	7.14%
December 31, 2023	$790,000	$260,356	$529,644	$359,675	7.21%
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

The following table details the carrying value of our 2024 Notes and 2028 Notes as of June 30, 2024 and December 31, 2023:

	As of
	June 30, 2024	December 31, 2023
2024 Notes	$190,000	$190,000
2028 Notes	85,000	85,000
Total principal amount	$275,000	$275,000
Less: unamortized debt issuance costs	(3,096)	(3,434)
Effective interest rate swap hedge	(246)	985
Total carrying value	$271,658	$272,551
Weighted average interest rate	5.83%	5.84%
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
The following table summarizes the terms and principal amount of the 2015-1R Notes:

				As of
2015-1R Notes Tranche	Credit Rating	Reference Rate(1)	Spread / Fixed Interest Rate	June 30, 2024	December 31, 2023
Class A-1-1-R	AAA	SOFR	1.55%	$197,499	$234,800
Class A-1-2-R	AAA	SOFR	1.78%	42,057	50,000
Class A-1-3-R	AAA	Fixed Rate	4.56%	21,028	25,000
Class A-2-R		SOFR	2.20%	66,000	66,000
Class B	Single A	SOFR	3.15%	46,400	46,400
Class C	BBB-	SOFR	4.00%	27,000	27,000
Total Principal Amount				$399,984	$449,200
Less: unamortized debt issuance costs				(1,800)	(1,924)
Total Carrying Value				$398,184	$447,276
Weighted average interest rate				7.49%	7.49%
(1)Floating rate tranches bear interest at three-month SOFR plus a Term SOFR adjustment.
On July 2, 2024, the Company and the 2015-1 Issuer completed the 2015-1R Refinancing, which resulted in the 2015-1N Debt, a $410.0 million collateralized loan obligation. On closing date of the 2015-1R Refinancing, the 2015-1 Issuer refinanced the 2015-1R Notes to the 2015-1N Debt, issued additional 2015-1 Issuer Preferred Interests to the Company in the aggregate notional amount of $13,500, increasing the 2015-1 Issuer Preferred Interests held by the Company to approximately

$118,054 and extended the reinvestment period end date and maturity date applicable to the 2015-1 Issuer to July 15, 2028 and July 1, 2036, respectively.
Following the 2015-1R Refinancing, the Company retained the 2015-1 Issuer Preferred Interests. The 2015-1N Debt in the 2015-1R Refinancing were issued by the 2015-1 Issuer and are secured by a diversified portfolio of the 2015-1 Issuer consisting primarily of first and second lien senior secured loans. As of the closing date, the Company retained the Class C-R Notes. The following table summarizes the terms of the 2015-1N Debt tranches and their principal amount:

2015-1N Debt Tranche	Credit Rating	Reference Rate	Spread	Principal Amount
Class A-1-1-A Notes	AAA	SOFR	1.80%	$240,000
Class A-L Loans	AAA	SOFR	1.80%	50,000
Class A-1-2-B Notes	AAA	SOFR	2.00%	20,000
Class A-2-RR Notes	AA	SOFR	2.15%	30,000
Class B-R Notes	Single A	SOFR	2.75%	40,000
Class C-R Notes	BBB-	SOFR	3.75%	30,000
Total Principal Amount				$410,000
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
Since inception of Credit Fund and through June 30, 2024, we and Credit Partners each made capital contributions of $1 in members’ equity and $216,000 in subordinated loans to Credit Fund. On May 25, 2021, we and Credit Partners each received an aggregate return of capital on the subordinated loans of $23,000. The cost and fair value of our investment in Credit Fund was $193,001 and $180,301, respectively, as of June 30, 2024 and $193,001 and $181,960, respectively, as of December 31, 2023.
Our portion of the dividends declared by Credit Fund was $5,500 and $5,500 for the three months ended June 30, 2024 and 2023, respectively. As of both June 30, 2024 and December 31, 2023, our annualized dividend yield from Credit Fund was 11.4%.

Below is a summary of Credit Fund’s portfolio as of June 30, 2024 and December 31, 2023:

	As of
	June 30, 2024	December 31, 2023
Senior secured loans(1)	$624,411	$803,541
Weighted average yields of senior secured loans based on amortized cost(2)	11.2%	11.2%
Weighted average yields of senior secured loans based on fair value(2)	11.6%	11.6%
Number of portfolio companies in Credit Fund	32	38
Average amount per portfolio company(1)	$19,513	$21,146
Number of loans on non-accrual status	3	3
Fair value of loans on non-accrual status	$15,233	$13,263
Percentage of portfolio at floating interest rates(3)(4)	100.0%	100.0%
Fair value of loans with PIK provisions	$44,045	$36,481
Percentage of portfolio with PIK provisions(4)	7.5%	4.8%
(1)At par/principal amount.
(2)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of June 30, 2024 and December 31, 2023. Weighted average yield on debt at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount (“OID”) and market discount earned, divided by (b) total fair value included in such securities. Weighted average yield on debt at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned, divided by (b) total amortized cost included in such securities. Weighted average yields exclude investments on non-accrual status. Actual yields earned over the life of each investment could differ materially from the yields presented above.
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
Since inception of Credit Fund II and through June 30, 2024, we and CCLF made capital contributions of $78,096 and $12,709 in members’ equity, respectively, to Credit Fund II. The cost and fair value of our investment in Credit Fund II was $78,096 and $67,667, respectively, as of June 30, 2024 and $78,096 and $67,419, respectively, as of December 31, 2023. Our portion of the dividends declared by Credit Fund II was $3,281 and $2,776 for the three months ended June 30, 2024 and 2023, respectively. As of June 30, 2024 and December 31, 2023, our annualized dividend yield from Credit Fund II was 16.8% and 14.2%, respectively.

Below is a summary of Credit Fund II’s portfolio as of June 30, 2024 and December 31, 2023:

	As of
	June 30, 2024	December 31, 2023
Senior secured loans(1)	$228,033	$255,486
Weighted average yields of senior secured loans based on amortized cost(2)	11.7%	12.0%
Weighted average yields of senior secured loans based on fair value(2)	11.9%	12.2%
Number of portfolio companies in Credit Fund II	32	36
Average amount per portfolio company(1)	$7,126	$7,097
Number of loans on non-accrual status	1	1
Fair value of loans on non-accrual status	$633	$—
Percentage of portfolio at floating interest rates(3)(4)	100.0%	97.9%
Percentage of portfolio at fixed interest rates(4)	—%	2.1%
Fair value of loans with PIK provisions	$23,037	$20,117
Percentage of portfolio with PIK provisions(4)	10.4%	8.5%
(1)At par/principal amount.
(2)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of June 30, 2024 and December 31, 2023. Weighted average yield on debt at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount (“OID”) and market discount earned, divided by (b) total fair value included in such securities. Weighted average yield on debt at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned, divided by (b) total amortized cost included in such securities. Weighted average yields exclude investments on non-accrual status. Actual yields earned over the life of each investment could differ materially from the yields presented above.
(3)Floating rate debt investments are generally subject to interest rate floors.
(4)Percentages based on fair value.

Consolidated Results of Operations
For the three months ended June 30, 2024 and March 31, 2024
The following table sets forth information regarding our consolidated results of operations for the three month periods ending June 30, 2024 and March 31, 2024, respectively:

	Three Months Ended		Change
	June 30, 2024	March 31, 2024	$
Investment income:
Interest income	$42,949	$46,442	$(3,493)
PIK income	5,761	5,507	254
Dividend income	8,781	8,276	505
Other income	773	1,782	(1,009)
Total investment income	58,264	62,007	(3,743)
Expenses:
Base management fees	6,677	6,888	(211)
Incentive fees	5,524	5,867	(343)
Professional fees	728	745	(17)
Administrative service fees	312	501	(189)
Interest expense and credit facility fees	16,616	17,863	(1,247)
Directors’ fees and expenses	159	151	8
Other general and administrative	398	713	(315)
Excise tax expense	977	830	147
Total expenses	31,391	33,558	(2,167)
Net investment income (loss)	26,873	28,449	(1,576)
Net realized gain (loss) and net change in unrealized appreciation (depreciation):
Net realized gain (loss) on investments	4,198	(19,186)	23,384
Net realized currency gain (loss) on non-investment assets and liabilities	43	640	(597)
Net change in unrealized appreciation (depreciation) on investments	(12,487)	18,332	(30,819)
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	119	1,029	(910)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	(8,127)	815	(8,942)
Net increase (decrease) in net assets resulting from operations	$18,746	$29,264	$(10,518)
Investment Income
The decrease in investment income for the three months ended June 30, 2024 as compared to the three months ended March 31, 2024 was primarily driven by a decrease in average outstanding investment balance due to sales and repayments of our investments and a decrease in other income. As of June 30, 2024, the size of our portfolio decreased to $1,783,219 from $1,829,575 as of March 31, 2024, at amortized cost. As of June 30, 2024 and March 31, 2024, the weighted average yield of our total debt and income producing investments was 12.7% and 12.6%, respectively, based on amortized cost.
Interest income and PIK income on our first and second lien debt investments are dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of June 30, 2024 and March 31, 2024, three and one of our debt investments were on non-accrual status, respectively. Non-accrual investments had a fair value of $30,209 and $3,792, which represented approximately 1.8% and 0.2% of total investments at fair value as of June 30, 2024 and March 31, 2024, respectively. The remaining first and second lien debt investments were performing and current on their interest payments as of June 30, 2024 and March 31, 2024.
The decrease in other income for the three months ended June 30, 2024 as compared to the three months ended March 31, 2024 was primarily driven by a decrease in amendment and prepayment fees.

Expenses
The decrease in interest expense and credit facility fees was primarily driven by repayments on the 2015-1R Notes during the three months ended June 30, 2024.
The decrease in base management fees was driven by lower average gross assets as a result of net repayments on our investments for the three months ended June 30, 2024 compared to the three months ended March 31, 2024.
The decrease in incentive fees was driven by lower pre-incentive fee net investment income for the three months ended June 30, 2024 compared to the three months ended March 31, 2024.
For the three months ended June 30, 2024, there were no accrued capital gains incentive fees based upon the cumulative net realized and unrealized appreciation (depreciation) as of June 30, 2024. The accrual for any capital gains incentive fee under accounting principles generally accepted in the United States (“U.S. GAAP”) in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. See Note 4, Related Party Transactions, to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on the incentive and base management fees.
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
Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation)
The amount of and number of investments with realized gain (loss) and change in unrealized appreciation (depreciation) for the three months ended June 30, 2024 and March 31, 2024 were as follows:

	Three Months Ended
	June 30, 2024	March 31, 2024
Realized gains on investments	$5,118	$15,052
Number of investments with realized gains	4	11
Realized losses on investments	$(920)	$(34,238)
Number of investments with realized losses	2	3
Change in unrealized appreciation on investments	$12,092	$45,498
Number of investments with unrealized appreciation	67	100
Change in unrealized depreciation on investments	$(24,579)	$(27,166)
Number of investments with unrealized depreciation	97	70
During the three months ended June 30, 2024, we recognized a realized gain after the sale of our equity investment in Legacy.com, Inc. partially offset by a realized loss from the restructuring of our investment in Material Holdings, LLC.
Net change in unrealized appreciation (depreciation) is driven by changes in other inputs utilized under our valuation methodology, including, but not limited to, enterprise value multiples, borrower leverage multiples and borrower ratings, and the impact of exits.

For the three and six months ended June 30, 2024 and June 30, 2023
The following table sets forth information regarding our consolidated results of operations for the three and six month periods ending June 30, 2024 and June 30, 2023:

	Three months ended June 30,		Change	Six months ended June 30,		Change
	2024	2023	$	2024	2023	$
Investment income:
Interest income	$42,949	$46,154	$(3,205)	$89,391	$91,102	$(1,711)
PIK income	5,761	4,716	1,045	11,268	8,904	2,364
Dividend income	8,781	8,276	505	17,057	16,552	505
Other income	773	919	(146)	2,555	1,882	673
Total investment income	58,264	60,065	(1,801)	120,271	118,440	1,831
Expenses:
Base management fees	6,677	7,185	(508)	13,565	14,421	(856)
Incentive fees	5,524	5,593	(69)	11,391	11,065	326
Professional fees	728	523	205	1,473	1,212	261
Administrative service fees	312	469	(157)	813	497	316
Interest expense and credit facility fees	16,616	17,873	(1,257)	34,479	35,154	(675)
Directors’ fees and expenses	159	107	52	310	230	80
Other general and administrative	398	490	(92)	1,111	943	168
Excise tax expense	977	650	327	1,807	1,173	634
Total expenses	31,391	32,890	(1,499)	64,949	64,695	254
Net investment income (loss)	26,873	27,175	(302)	55,322	53,745	1,577
Net realized gain (loss) and net change in unrealized appreciation (depreciation):
Net realized gain (loss) on investments	4,198	(7,991)	12,189	(14,988)	(21,306)	6,318
Net realized currency gain (loss) on non-investment assets and liabilities	43	45	(2)	683	(8)	691
Net change in unrealized appreciation (depreciation) on investments	(12,487)	(12,641)	154	5,845	3,374	2,471
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	119	(1,875)	1,994	1,148	(3,105)	4,253
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	(8,127)	(22,462)	14,335	(7,312)	(21,045)	13,733
Net increase (decrease) in net assets resulting from operations	$18,746	$4,713	$14,033	$48,010	$32,700	$15,310
Investment Income
The decrease in investment income for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 was primarily driven by a decrease in interest income and other income. The increase in investment income for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 was primarily driven by higher benchmark rates and an increase in other income. As of June 30, 2024, the size of our portfolio decreased to $1,783,219 from $1,963,144 as of June 30, 2023, at amortized cost. As of June 30, 2024 and June 30, 2023, the weighted average yield of our total debt and income producing investments was 12.7% and 12.6%, respectively, based on amortized cost.
Interest income and PIK income on our first and second lien debt investments are dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of June 30, 2024 and June 30, 2023, three and four of our debt investments were on non-accrual status, respectively. Non-accrual investments had a fair value of $30,209 and $34,661, which represented approximately 1.8% and 1.8% of total investments at fair value as of June 30, 2024 and June 30, 2023, respectively. The remaining first and second lien debt investments were performing and current on their interest payments as of June 30, 2024 and June 30, 2023.
The increase in other income for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily driven by higher amendment and prepayment fees.

Expenses
The decrease in interest expense and credit facility fees for the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023 was primarily driven by lower average principal balance, partially offset by higher weighted average interest rates due to higher benchmark rates during the three and six months ended June 30, 2024.
The change in incentive fees for the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023 is driven by changes in pre-incentive fee net investment income.
The decrease in base management fees for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023 was driven by lower average gross assets as a result of net repayments on our investments.
For the three and six months ended June 30, 2024, there were no accrued capital gains incentive fees based upon the cumulative net realized and unrealized appreciation (depreciation) as of June 30, 2024. The accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. See Note 4, Related Party Transactions, to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on the incentive and base management fees.
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
Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation)
The amount of and number of investments with realized gain (loss) and change in unrealized appreciation (depreciation) for the three and six months ended June 30, 2024 and June 30, 2023 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Realized gains on investments	$5,118	$1,209	$20,170	$1,447
Number of investments with realized gains	4	5	15	9
Realized losses on investments	$(920)	$9,200	$(35,158)	$22,753
Number of investments with realized losses	2	7	5	12
Change in unrealized appreciation on investments	$12,092	$23,819	$51,666	$54,686
Number of investments with unrealized appreciation	67	97	91	110
Change in unrealized depreciation on investments	$(24,579)	$36,460	$(45,821)	$51,312
Number of investments with unrealized depreciation	97	69	91	66
During the six month ended June 30, 2024, we recognized a realized loss after the write-off of our investment in American Physician Partners partially offset by a realized gains from the recapitalization of our investment in Dermatology Associates and from our exit of the equity investment in Legacy.com, Inc. The net change in unrealized appreciation (depreciation) for the six months ended June 30, 2024 was mainly driven by the reversal of prior period unrealized appreciation (depreciation) related to American Physician Partners and Dermatology Associates.
Net change in unrealized appreciation (depreciation) is driven by changes in other inputs utilized under our valuation methodology, including, but not limited to, enterprise value multiples, borrower leverage multiples and borrower ratings, and the impact of exits.
Financial Condition, Liquidity and Capital Resources
Capitalization
We have capitalized our business to date primarily through the issuance and sale of our common stock, asset-level financing, and the issuance of unsecured senior debt. As of June 30, 2024, we had $911,230 of outstanding consolidated indebtedness under the Credit Facility, the 2015-1R Notes and the Senior Notes as previously discussed within Portfolio and Investment Activity - Portfolio Financing. As of June 30, 2024, we had $399,149 of liquidity that can be used to satisfy our short-term cash requirements and working capital for our business. Refer to Note 8, Borrowings, to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding our financing.
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
The Preferred Stock is convertible, in whole or in part, at the option of the holder of the Preferred Stock into the number of shares of common stock equal to the Liquidation Preference plus any accumulated but unpaid dividends, divided by an initial conversion price of $9.50, subject to certain adjustments to prevent dilution as set forth in the Company's articles supplementary (the “Articles Supplementary”). The conversion price as of June 30, 2024 was $8.98. Effective as of May 5, 2023, the Company, with the approval of the Board of Directors, including a majority of the Independent Directors, has the option to redeem all of the Preferred Stock for cash consideration equal to the Liquidation Preference plus any accumulated but unpaid dividends. The holders of the Preferred Stock have the right to convert all or a portion of their shares of Preferred Stock prior to the date fixed for such redemption. Effective as of May 5, 2027, the holders of the Preferred Stock have the option to require the Company to redeem any or all of the then-outstanding Preferred Stock upon 90 days’ notice. The form of consideration used in any such redemption is at the option of the Board of Directors, including a majority of the Independent Directors, and may be cash consideration equal to the Liquidation Preference plus any accumulated but unpaid dividends, or shares of common stock. Holders also have the right to redeem the Preferred Stock upon a Change in Control (as defined in the Articles Supplementary).
The following table presents our certain capitalization ratios:

	June 30, 2024	December 31, 2023
Net Financial Leverage	0.90x	1.02x
Statutory Debt to Equity	1.11x	1.19x
Sources of Liquidity
Our primary sources of liquidity include cash and cash equivalents and available borrowings under our Credit Facility.

	June 30, 2024	December 31, 2023
Cash, cash equivalents and restricted cash	$92,222	$60,447
Available borrowings under Credit Facility	306,927	359,675
Total Liquidity	$399,149	$420,122
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
Contractual Obligations and Contingencies
In the ordinary course of our business, we enter into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in these unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q as of June 30, 2024 and December 31, 2023 for any such exposure.
We have in the past, currently are and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments. We had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of June 30, 2024 and December 31, 2023:

	Par / Principal Amount as of
	June 30, 2024	December 31, 2023
Unfunded delayed draw commitments	$95,630	$68,017
Unfunded revolving commitments	65,168	66,392
Total unfunded commitments	$160,798	$134,409
Pursuant to an undertaking by us in connection with the 2015-1 Debt Securitization, we agreed to hold on an ongoing basis the 2015-1 Issuer Preferred Interests with an aggregate dollar purchase price at least equal to 5% of the aggregate outstanding amount of all collateral obligations by the 2015-1 Issuer for so long as any securities of the 2015-1 Issuer remains outstanding. As of June 30, 2024 and December 31, 2023, we were in compliance with this undertaking.
Cash Flows
The following table details the net change in our cash and cash equivalents:

For the six months ended
June 30, 2024
Cash flows provided by (used in) operating activities	$152,501
Cash flows provided by (used in) financing activities	(120,726)
Net increase (decrease) in cash, cash equivalents and restricted cash	$31,775
During the six months ended June 30, 2024, we paid $142,537 related to cost of investments purchased and received $258,427 in repayments on our investments. During the six months ended June 30, 2024, we had net repayments of $22,942 on the Credit Facility and repaid $49,216 of principal on the 2015-1R Notes.
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
As of June 30, 2024 and December 31, 2023, the Company had total senior securities of $961,230 and $1,034,556, respectively, consisting of secured borrowings under the Credit Facility, the Senior Notes, the 2015-1R Notes and the Preferred

Stock, and had asset coverage ratios of 189.6% and 183.4%, respectively. For the purposes of the asset coverage ratio, the Preferred Stock is classified as a senior security.
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
Interest Rate Risk
As of June 30, 2024, on a fair value basis, approximately 99.6% of our debt investments bear interest at a floating rate, which primarily are subject to interest rate floors. The Credit Facility and 2015-1 Notes are also subject to floating interest rates and are primarily paid based on floating SOFR rates. The 2028 Notes, which bear a fixed rate, are hedged by entering into fixed to floating interest rate swaps, in order to align the interest rates of our liabilities in our investment portfolio. The 2024 Notes bear a fixed rate.
Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our income in the future.
The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. These hypothetical interest income calculations are based on a model of the settled debt investments in our portfolio, excluding structured finance obligations and our investments in Credit Fund and Credit Fund II, held as of June 30, 2024 and December 31, 2023, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. Interest expense is calculated based on outstanding secured borrowings and notes payable as of June 30, 2024 and December 31, 2023 and based on the terms of our Credit Facility and notes payable. Interest expense on our Credit Facility and notes payable is calculated using the stated interest rate as of June 30, 2024 and December 31, 2023, adjusted for the hypothetical changes in rates, as shown below. We intend to continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may significantly impact our net interest income.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.
Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2024 and December 31, 2023, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled debt investments (considering interest rate floors for variable rate instruments), excluding our investments in Credit Fund and Credit

Fund II, and outstanding secured borrowings and notes payable assuming no changes in our investment and borrowing structure:

	As of June 30, 2024			As of December 31, 2023
Basis Point Change	Interest Income	Interest Expense	Net Investment Income	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$41,203	$(21,006)	$20,197	$44,769	$(23,087)	$21,682
Up 200 basis points	$27,469	$(14,004)	$13,465	$29,846	$(15,391)	$14,455
Up 100 basis points	$13,734	$(7,002)	$6,732	$14,923	$(7,696)	$7,227
Down 100 basis points	$(13,734)	$7,002	$(6,732)	$(14,923)	$7,696	$(7,227)
Down 200 basis points	$(27,469)	$14,004	$(13,465)	$(29,846)	$15,391	$(14,455)
Down 300 basis points	$(41,179)	$21,006	$(20,173)	$(44,740)	$23,087	$(21,653)
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
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
In addition to the other information set forth within this Form 10-Q, consideration should be given to the information disclosed in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2023. Except for the risk factors set forth below, as of the date of this report there has been no material change in any of the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Risks Relating to the Mergers
Sales of shares of our common stock after the completion of the Mergers may cause the trading price of our common stock to decline.
At the effective time of the Merger (the “Effective Time”), each share of common share of beneficial interest, $0.001 par value per share, of CSL III (“CSL III Common Shares”), issued and outstanding immediately prior to the Effective Time (other than shares owned by CGBD or any of its consolidated subsidiaries (the “Cancelled Shares”)), will be converted into the right to receive a number of shares of our common stock equal to the Exchange Ratio (as defined in Note 14, Subsequent Events, to the unaudited consolidated financial statements in Part I, Item 1 of this Form 10-Q), plus any cash (without interest) in lieu of fractional shares. Our stockholders may decide not to hold their shares of our common stock after completion of the Mergers. Such sales of our common stock could have the effect of depressing the trading price for our common stock and may take place promptly following the completion of the Mergers. If this occurs, it could impair our ability to raise additional capital through the sale of equity securities should we desire to do so.
Most of our stockholders will experience a reduction in percentage ownership and voting power in the combined company as a result of the Mergers.
Our stockholders will experience a reduction in their percentage ownership interests and effective voting power in respect of the combined company relative to their percentage ownership interests in us prior to the Mergers unless they hold a comparable or greater percentage ownership in CSL III as they do in us prior to the Mergers. Consequently, our stockholders should generally expect to exercise less influence over the management and policies of the combined company following the Mergers than they currently exercise over our management and policies. In addition, prior to completion of the Mergers, subject to certain restrictions in the Merger Agreement, we and CSL III may issue additional shares of our common stock and CSL III Common Shares, respectively, which would further reduce the percentage ownership of the combined company to be held by our current stockholders.
We may be unable to realize the benefits anticipated by the Mergers, including estimated cost savings, or it may take longer than anticipated to achieve such benefits.
The realization of certain benefits anticipated as a result of the Mergers will depend in part on the integration of CSL III’s investment portfolio with our investment portfolio and the integration of CSL III’s business with our business. There can be no assurance that CSL III’s investment portfolio or business can be operated profitably going forward or integrated successfully into our operations in a timely fashion or at all. The dedication of management resources to such integration may detract attention from the day-to-day business of the combined company and there can be no assurance that there will not be substantial costs associated with the transition process or there will not be other material adverse effects as a result of these integration efforts. Such effects, including incurring unexpected costs or delays in connection with such integration and failure of CSL III’s investment portfolio to perform as expected, could have a material adverse effect on the financial results of the combined company.
We also expect to achieve certain synergies and cost savings from the Mergers when the two companies have fully integrated their portfolios. It is possible that the estimates of these synergies and potential cost savings could ultimately be incorrect. The cost savings estimates also assume we will be able to combine our operations and CSL III’s operations in a manner that permits those cost savings to be fully realized. If the estimates turn out to be incorrect or if we are not able to successfully combine the CSL III investment portfolio or business with our operations, the anticipated synergies and cost savings may not be fully realized or realized at all or may take longer to realize than expected.
If the Mergers do not close, we will not benefit from the expenses incurred in pursuit of the Mergers.
If the Mergers do not close, we will have incurred substantial expenses for which no ultimate benefit will have been received. We have incurred out-of-pocket expenses in connection with the Mergers for investment banking, legal and accounting fees and financial printing and other related charges, much of which will be incurred even if the Mergers are not completed.
The termination of the Merger Agreement could negatively impact us.
If the Merger Agreement is terminated, there may be various consequences, including:
•our business may have been adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the Mergers, without realizing any of the anticipated benefits of completing the Mergers;
•the market price of our common stock might decline to the extent that the market price prior to termination reflects a market assumption that the Mergers will be completed;
•our business may have experienced negative reactions from the investment community, employees, or other partners in the business community; and
•we may have been required to pay certain costs relating to the Mergers, whether or not the Mergers are completed.
The Merger Agreement limits our ability to pursue alternatives to the Mergers.
The Merger Agreement contains provisions that limit our ability to discuss, facilitate or commit to competing third party proposals to acquire all or a significant part of us (a “Takeover Proposal”), which are typical for transactions of this type. In certain circumstances relating to a Takeover Proposal, a termination fee of $26 million would be payable by the Company to CSL III, as is customary for transactions of this type. The termination fee might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of us from considering or proposing that acquisition even if it were prepared to pay consideration with a higher per share market price than that proposed in the Mergers or might result in a potential competing acquirer proposing to pay a lower per share price to acquire us than it might otherwise have proposed to pay.
The Mergers are subject to closing conditions, including stockholder approvals, that, if not satisfied or (to the extent legally allowed) waived, will result in the Mergers not being completed, which may result in material adverse consequences to our business and operations.
The completion of the Mergers remains subject to the satisfaction of certain customary closing conditions, including among others (1) requisite approval of our stockholders, (2) authorization of the shares of our common stock to be issued as consideration in the Mergers for listing on Nasdaq, (3) effectiveness of the registration statement for our common stock to be issued as consideration in the Mergers, (4) the absence of certain legal impediments to the consummation of the Mergers, (5) required regulatory approvals (including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended), (6) determinations of closing NAV in accordance with the terms of the Merger Agreement, (7) the Preferred Stock Exchange Documents by and between us and the holder of Preferred Stock remain in full force and effect as of the effective time of the Preferred Stock Exchange in accordance with the Merger Agreement and (8) subject to certain exceptions, the accuracy of the representations and warranties and compliance with the covenants of each party to the Merger Agreement. Therefore, the Mergers may not be completed or may not be completed as timely as expected.
The closing condition that our stockholders approve the issuance of shares of our common stock pursuant to the Merger Agreement may not be waived and must be satisfied for the Mergers to be completed. If our stockholders do not approve the issuance of shares of our common stock pursuant to the Merger Agreement and the Mergers are not completed, the resulting failure of the Mergers could have a material adverse impact on our business and operations. In addition to the required approvals of our stockholders, the Mergers are subject to a number of other conditions beyond our control that may prevent, delay or otherwise materially adversely affect completion of the Mergers. We cannot predict whether and when these other conditions will be satisfied.
We may, to the extent legally allowed, waive one or more conditions to the Mergers without resoliciting stockholder approval.
Certain conditions to our obligations to complete the Mergers may be waived, in whole or in part, to the extent legally allowed, either unilaterally or by agreement with CSL III. In the event that any such waiver does not require resolicitation of stockholders, we will have the discretion to complete the Mergers without seeking further stockholder approval. The conditions requiring the approval of our stockholders, however, cannot be waived.
We will be subject to operational uncertainties and contractual restrictions while the Mergers are pending.
Uncertainty about the effect of the Mergers may have an adverse effect on us and, consequently, on the combined company following completion of the Mergers.
These uncertainties may cause those that deal with us to seek to change their existing business relationships with us. In addition, the Merger Agreement restricts us from taking actions that we might otherwise consider to be in our best interests. These restrictions may prevent us from pursuing certain business opportunities that may arise prior to the completion of the Mergers.
The market price of our common stock after the Mergers may be affected by factors different from those affecting our common stock currently.
Our business and CSL III’s business differ in some respects and, accordingly, the results of operations of the combined company and the market price of our common stock after the Mergers may be affected by factors different from those currently affecting the independent results of operations and trading price of each of us and CSL III, such as a larger stockholder base and a different capital structure. Accordingly, our historical trading prices and financial results may not be indicative of these matters for the combined company following the Mergers.
Litigation against us, CSL III, or the members of our Board of Directors and CSL III’s board of trustees, could prevent or delay the completion of the Mergers or result in the payment of damages following completion of the Mergers.
It is possible that lawsuits may be filed by our stockholders or CSL III’s shareholders challenging the Mergers. The outcome of such lawsuits cannot be assured, including the amount of costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation of these claims. If plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the Mergers, such injunction may delay the consummation of the Mergers in the expected timeframe, or may prevent the Mergers from being consummated at all. Whether or not any plaintiff’s claim is successful, this type of litigation can result in significant costs and divert management’s attention and resources from the closing of the Mergers and ongoing business activities, which could adversely affect the operations of the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any equity securities during the period covered in this report that were not registered under the Securities Act of 1933, as amended.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information regarding purchases of our common stock made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the three months ended June 30, 2024 for the periods indicated.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)(2)	Maximum (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2024 through April 30, 2024	—	$—	—	$42,263
May 1, 2024 through May 31, 2024	—	—	—	$42,263
June 1, 2024 through June 30, 2024	—	—	—	$42,263
Total	—		—
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
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
    During the three months ended June 30, 2024, no director or Section 16 officer of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

2.1
Agreement and Plan of Merger among Carlyle Secured Lending III, Carlyle Secured Lending, Inc., Blue Fox Merger Sub, Inc., and (for the limited purposes set forth therein) CSL III Advisor, LLC and Carlyle Global Credit Investment Management L.L.C., dated as of August 2, 2024. (1)

10.1
Amended and Restated Senior Secured Revolving Credit Agreement, dated as of March 21, 2014 and Conformed through Amendment No. 12 dated as of May 29, 2024, among Carlyle Secured Lending Inc., as borrower, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent.*

10.2	Third Supplemental Indenture, dated as of July 2, 2024 to the Indenture dated as of June 26, 2015 between Carlyle Direct Lending CLO 2015-1R LLC and State Street Bank and Trust Company as trustee. (2)

10.3
Second Amendment to Collateral Management Agreement, dated as of July 2, 2024, to the Collateral Management Agreement entered into by Carlyle Direct Lending CLO 2015-1R LLC and Carlyle Global Credit Investment Management L.L.C. (3)

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
* Filed herewith
(1) Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed by the Company on August 5, 2024 (File No.
814-00995)
(2) Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed by the Company on July 9, 2024 (File No.
814-00995)
(3) Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed by the Company on July 9, 2024 (File No.
814-00995)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARLYLE SECURED LENDING, INC.

Dated: August 5, 2024	By	/s/ Thomas M. Hennigan
Thomas M. Hennigan Chief Financial Officer (principal financial officer)